Form 10-K
period 2015-12-31
PRINCIPAL FINANCIAL GROUP INC
filed 2016-02-10
CIK 1126328

Use these links to rapidly review the document
PRINCIPAL FINANCIAL GROUP, INC. TABLE OF CONTENTS
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015 OR
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

        As of February 3, 2016, there were outstanding 291,625,605 shares of Common Stock, $0.01 par value per share of the Registrant.

        The aggregate market value of the shares of the Registrant's common equity held by non-affiliates of the Registrant was $15,117,514,493 based on the closing price of $51.29 per share of Common Stock on the New York Stock Exchange on June 30, 2015.

Documents Incorporated by Reference

        The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 17, 2016, to be filed by the Registrant with the United States Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2015.

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

        Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties. Those risks and uncertainties include, but are not limited to, the risk factors listed in Item 1A. "Risk Factors."

PART I

Item 1.    Business

        Principal Financial Group, Inc. ("PFG") is a leader in global investment management offering businesses, individuals and institutional clients a wide range of financial products and services, including retirement, asset management and insurance through our diverse family of financial services companies. We had $527.4 billion in assets under management ("AUM") and approximately 19.1 million customers worldwide as of December 31, 2015.

        Our global investment management businesses serve a broad range of investors in more than 70 countries through offices in 18 countries, including in the major financial centers worldwide. We provide long-term investment strategies to institutional, retirement, high net worth and retail clients by offering a range of capabilities including equity, fixed income, real estate and other alternative investments, as well as fund offerings.

        In the U.S., we primarily focus on small and medium-sized businesses, which we define as companies with fewer than 1,000 employees, by offering a broad array of retirement and employee benefit solutions and individual insurance solutions to meet the needs of the business owner and their employees. We are a leading provider of corporate defined contribution plans in the U.S. We are also a leading employee stock ownership plan consultant. In addition, we are a leading provider of nonqualified plans, defined benefit plans and plan termination annuities. We are also one of the largest providers of specialty benefits insurance product solutions in the U.S. We believe small and medium-sized businesses are an underserved market, offering attractive growth opportunities in the U.S. retirement and employee benefit markets.

        Additionally, we believe we have a significant opportunity to leverage our U.S. retirement expertise in select international markets that have adopted or are moving toward private sector defined contribution pension systems. Our international asset management and accumulation businesses focus on the opportunities created as aging populations around the world drive increased demand for retirement accumulation, retirement asset management and retirement income management solutions.

Our Reportable Segments

        In the fourth quarter of 2015 we implemented changes to our organizational structure to better align businesses, distribution teams and product offerings for future growth. Principal Funds, which included our mutual fund business and Princor Financial Services Corporation ("Princor"), our retail broker-dealer and registered investment advisor, as well as Principal Financial Advisors ("PFA") were previously reported in our Retirement and Investor Services segment. Our mutual fund business and PFA are now reported as part of our Principal Global Investors segment, while Princor is now reported as part of our Corporate segment. The Retirement and Investor Services segment has been renamed to Retirement and Income Solutions. Additionally, information used by our chief operating decision maker in assessing segment performance has changed to pre-tax operating earnings. We retrospectively applied this change to the results of our Principal International segment to remove income taxes of equity method subsidiaries that had previously been included in operating revenue and pre-tax operating earnings. Our segment results have been modified to reflect these changes, which did not have an impact on our consolidated financial statements.

        We organize our businesses into the following reportable segments:

  •
  Retirement and Income Solutions;

  •
  Principal Global Investors;

  •
  Principal International and

  •
  U.S. Insurance Solutions.

        We also have a Corporate segment, which consists of the assets and activities that have not been allocated to any other segment.

        See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 16, Segment Information" for financial results of our segments.

Retirement and Income Solutions Segment

        Our asset accumulation activities in the U.S. date back to the 1940s when we first began providing pension plan products and services. We now offer a comprehensive portfolio of products and services for retirement savings and retirement income:

  •
  To businesses of all sizes with a concentration on small and medium-sized businesses, we offer products and services for defined contribution plans, including 401(k) and 403(b) plans, defined benefit pension plans, nonqualified executive benefit plans and employee stock ownership plan ("ESOP") services. For more basic retirement services, we offer SIMPLE Individual Retirement Accounts ("IRA") and payroll deduction plans;

  •
  To large institutional clients, we also offer investment-only products, including investment only guaranteed investment contracts ("GICs"); and

  •
  To employees of businesses and other individuals, we offer the ability to accumulate savings for retirement and other purposes through mutual funds, individual annuities and bank products.

        We organize our Retirement and Income Solutions operations into two business groupings:

  •
  Retirement and Income Solutions — Fee: includes full service accumulation, trust services and individual variable annuities; and

  •
  Retirement and Income Solutions — Spread: includes individual fixed annuities, investment only, full service payout and banking services.

Retirement and Income Solutions — Fee

Full Service Accumulation

        We offer a wide variety of investment and administrative products and services for defined contribution plans, including 401(k) and 403(b) plans; defined benefit pension plans; nonqualified executive benefit plans and ESOPs. A 403(b) plan is a plan described in Section 403(b) of the Internal Revenue Code that provides retirement benefits for employees of tax-exempt organizations and public schools.

Products

        Full service accumulation products respond to the needs of plan sponsors seeking both administrative and investment services for defined contribution plans or defined benefit plans. The investment component of both the defined contribution and defined benefit plans may be in the form of a guaranteed account, separate account, a mutual fund offering or a collective investment trust. In addition, defined contribution plan sponsors may also offer their own employer securities as an investment option under the plan.

        We deliver both administrative and investment services to our defined contribution plan and defined benefit plan customers through annuity contracts, collective investment trusts and mutual funds. Group annuity contracts and collective investment trusts used to fund qualified plans are not required to be registered with the United States Securities and Exchange Commission ("SEC"). Our mutual fund service platform is called Principal Advantage. It is a qualified plan service package based on our series mutual fund, Principal Funds, Inc. ("PFI"). We offer investments covering the full range of stable value, equity, fixed income, real estate and international investment options managed by our Principal Global Investors segment as well as third party asset managers. In addition, full service accumulation offers plan sponsors trust services through an affiliated trust company.

        As of December 31, 2015, we provided full service accumulation products to (a) over 34,900 defined contribution plans, of which approximately 29,900 were 401(k) plans, including $121.5 billion in assets and covering 4.4 million eligible plan participants, and (b) to over 2,200 defined benefit plans, including $16.9 billion in assets and covering over 306,200 eligible plan participants. As of December 31, 2015, approximately 57% of our full service accumulation account values were managed by our Principal Global Investors segment. Third party asset managers provide asset management services with respect to the remaining assets. 27% of our full service accumulation account values is managed entirely by the third party asset managers that are not under contract to sub-advise a PFG product, 10% is sub-advised and 6% represents employer securities.

Markets and Distribution

        We offer our full service accumulation products and services to plans, including qualified and nonqualified defined contribution plans and defined benefit plans. Our primary target market is plans sponsored by small and medium-sized businesses, which we believe remains under-penetrated. According to Retirement Resources, Inc., in 2014, only 22% of businesses with between 10 and 49 employees, 48% of businesses with between 50 and 99 employees, 53% of businesses with between 100 and 249 employees and 61% of businesses with between 250 and 500 employees offered a 401(k) plan. The same study indicates that 73% of employers with between 500 and 1,000 employees, 82% of employers with between 1,000 and 5,000 employees and 86% of employers with 5,000 or more employees offered a 401(k) plan in 2014.

        We distribute our full service accumulation products and services nationally, primarily through a captive retirement services sales force. As of December 31, 2015, 103 retirement services sales representatives in 42 offices, operating as a wholesale distribution network, maintained relationships with over 15,300 independent advisors, consultants and agents. Retirement services sales representatives are an integral part of the sales process alongside the referring consultant or independent advisor. We compensate retirement services sales representatives through a blend of salary and production-based incentives, while we pay independent advisors, consultants and agents a commission or fee.

        As of December 31, 2015, we had a separate staff of over 280 service and education specialists located in the sales offices. These specialists play a key role in the ongoing servicing of plans by providing local services to our customers, such as reviewing plan performance, investment options and plan design; communicating the customers' needs and feedback to us and helping employees understand the benefits of their plans. The following summarizes our distribution channels:

  •
  We distribute our annuity-based products through intermediaries who are primarily state licensed individuals.

  •
  Principal Advantage platform is targeted at defined contribution plans through broker-dealer distribution channels. Principal Advantage gives us access to Financial Industry Regulatory Authority-registered distributors who are not traditional sellers of annuity-based products and broadens opportunities for us in the investment advisor and broker-dealer distribution channels.

  •
  Through our Retire Secure strategy we provide financial education and other assistance to individual investors who are participants/members of employer-based accumulation solutions to help them achieve financial security.

        We believe our approach to full service accumulation plan services distribution, which gives us a local sales and service presence, differentiates us from many of our competitors. We have also established a number of marketing and distribution relationships to increase the sales of our products and services.

Individual Variable Annuities

        We offer variable annuities to individuals and plans. Individual variable annuities are savings vehicles through which the customer makes one or more deposits of varying amounts and intervals.

Products

        Our individual variable deferred annuities provide customers with the flexibility to allocate their deposits to mutual funds managed by the Principal Global Investors segment or unaffiliated third party asset managers. As of December 31, 2015, 92% of our $9.0 billion in variable annuity account balances was allocated to mutual funds managed by the Principal Global Investors segment and our guaranteed option. The remaining 8% was allocated to mutual funds managed by unaffiliated third party asset managers. Generally speaking, the customers bear the investment risk for the variable options and have the right to allocate their assets among various separate mutual funds. The value of the annuity fluctuates in accordance with the experience of the mutual funds chosen by the customer. Customers have the option to allocate all or a portion of their account to our guaranteed option, in which case we credit interest at rates we determine, subject to contractual minimums.

        Customers may elect a living benefit guarantee (commonly known in the industry as a guaranteed minimum withdrawal benefit, or "GMWB"). We bear the GMWB investment risk. Our goal is to hedge the GMWB investment risk through the use of sophisticated risk management techniques. As of December 31, 2015, $5.9 billion of the $9.0 billion of variable annuity account value had the GMWB rider. Our major source of revenue from variable annuities is mortality and expense fees we charge to the customer, generally determined as a percentage of the market value of the assets held in a separate investment sub-account. Account balances of variable annuity contracts with the GMWB rider were invested in separate account investment options as follows:

	December 31, 2015	December 31, 2014
	(in millions)
Balanced funds	$5,403.1	$5,019.0
Equity funds	292.7	381.4
Bond funds	163.0	210.7
Money market funds	6.3	7.0
Specialty funds	1.4	1.8

Total	$5,866.5	$5,619.9

Percent of total variable annuity account values	66%	63%

Markets and Distribution

        Our target markets for individual variable annuities include owners, executives and employees of small and medium-sized businesses and individuals seeking to accumulate and/or eventually receive distributions of assets for retirement. We market variable annuities to individuals for both qualified and nonqualified retirement savings.

        We sell our individual variable annuity products through our affiliated financial representatives, who accounted for 95%, 93% and 92% of annuity sales for the years ended December 31, 2015, 2014 and 2013, respectively. The remaining sales were made through banks, brokerage general agencies, mutual fund companies, Principal Connection and unaffiliated broker-dealer firms. Principal Connection is our direct response distribution channel for retail financial services products to individuals. Principal Connection's services are available over the phone, on the internet or by mail. Affiliated financial representatives continued to be the primary distribution channel of our variable deferred annuities.

Retirement and Income Solutions — Spread

Individual Fixed Annuities

        Individual fixed annuities may be categorized in two ways: (1) deferred, in which case assets accumulate until the contract is surrendered, the customer dies or the customer begins receiving benefits under an annuity payout option, or (2) payout, in which case payments are made for a fixed period of time or for life.

Products

        Fixed Deferred Annuities.    Our individual fixed deferred annuities consist of both single premium deferred annuity contracts and flexible premium deferred annuity contracts ("FPDAs"). Some FPDA contracts limit the period of time deposits are allowed (e.g., only one year). For certain contracts, the principal amount is guaranteed. We credit the customer's account with a fixed interest rate for a specified number of years. Thereafter, we reset the interest rate credited to the contract based upon our discretion, subject to contractual minimums, by taking into account market and other conditions. We also offer a fixed deferred annuity where the interest credited is linked to an external equity index, subject to maximum and minimum values. One source of income from fixed deferred annuities is the difference between the investment income earned on the underlying general account assets and the interest rate credited to the contracts. We bear the investment risk because, while we credit customers' accounts with a stated interest rate, we cannot be certain the investment income we earn on our general account assets will exceed that rate. The Principal Global Investors segment manages the assets supporting these contracts.

        Fixed Income Annuities.    Our individual fixed income annuities consist of single premium immediate annuity contracts ("SPIAs") and deferred income annuity contracts ("DIAs"). SPIAs and DIAs are products where the customer pays a premium in return for periodic benefit payments. SPIA payments begin immediately and DIA payments begin after a deferral period, during which a return-of-premium death benefit is included. Payments may be contingent upon the survival of one or two individuals or payments may be fixed, meaning payments are contractually guaranteed and do not depend on the continuing survival of any individual. Our major source of income from fixed immediate annuities is the difference between the investment income earned on the underlying general account assets and the interest rate implied in the calculation of annuity benefit payments. We bear the investment risk because we cannot be certain the investment income we earn on our general account assets will exceed the rate implied in the SPIA and DIA contracts. The Principal Global Investors segment manages the assets supporting these contracts.

Markets and Distribution

        Our target markets for individual fixed annuities include owners, executives and employees of small and medium-sized businesses and individuals seeking to accumulate and/or eventually receive distributions of assets for retirement. We market fixed annuities to individuals for both qualified and nonqualified retirement savings.

        We sell our individual fixed annuity products through our affiliated financial representatives, who accounted for 6%, 11% and 9% of annuity sales for the years ended December 31, 2015, 2014 and 2013, respectively. The remaining sales were made through banks, brokerage general agencies, mutual fund companies, Principal Connection and unaffiliated broker-dealer firms. The majority of overall annuity sales, however, were from non-affiliated distribution channels, as a result of focused efforts to increase fixed annuity sales through these channels.

Investment Only

Products

        The two primary products for which we provide investment only services are: GICs and funding agreements.

        GICs and funding agreements pay a specified rate of return. The rate of return can be a floating rate based on an external market index or a fixed rate. Our investment only products contain provisions disallowing or limiting early surrenders, including penalties for early surrenders and minimum notice requirements.

        Deposits to investment only products are predominantly in the form of single payments. As a result, the level of new deposits can fluctuate from one fiscal quarter to another. The amounts earned by us are derived in part from the difference between the investment income earned by us and the amount credited to the customer. The Principal Global Investors segment manages the assets supporting the contractual promises.

Markets and Distribution

        We market GICs and funding agreements primarily to plan sponsors and other institutions. We also offer GICs as part of our full service accumulation products. We sell our GICs primarily to tax-qualified retirement plans. We sell our funding agreements directly to institutions that may or may not be pension funds and unconsolidated special purpose vehicles domiciled either in the U.S. or offshore for funding agreement-backed note programs. The funding agreements sold as part of these funding agreement-backed note programs work by having investors purchase debt obligations from the special purpose vehicle which, in turn, purchases the funding agreement from us with terms similar to those of the debt obligations. The strength of this market is dependent on debt capital market conditions. As a result, our sales through this channel can vary widely from one quarter to another. In addition to the special purpose vehicle selling the funding agreement-backed notes to U.S. and foreign institutional investors, the special purpose vehicle may also sell notes to U.S. retail investors through a SEC-registered shelf debt issuance program.

Full Service Payout

Products

        Full service payout products respond primarily to the needs of pension plan sponsors in the form of single premium group annuities, which are immediate or deferred annuities that provide a current or future specific income amount, fully guaranteed by us. The majority of our business originates from defined benefit plans that are being terminated. In these situations, the plan sponsor transfers all its obligations under the plan to an insurer by paying a single premium. Generally, plan sponsors restrict their purchases to insurance companies with superior or excellent financial quality ratings because the Department of Labor has mandated that annuities be purchased only from the "safest available" insurers.

        Since premium received from full service payout products is generally in the form of single payments, the level of new premiums can fluctuate depending on the number of large-scale annuity sales in a particular fiscal quarter. The Principal Global Investors segment manages the assets supporting full service payout account values.

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

Banking Services

        IRAs are provided by Principal Bank, primarily funded by retirement savings rolled over from qualified retirement plans. Principal Bank is a federal savings bank that formed in February 1998. As of December 31, 2015, Principal Bank had over 315,000 customers and approximately $2.2 billion in assets. Principal Bank operates under a limited purpose charter and may only accept deposits held in a fiduciary capacity, may not hold demand deposits or own commercial loans and cannot originate loans.

Products

        The IRAs offered by Principal Bank provide Federal Deposit Insurance Corporation ("FDIC")-insured retirement solutions for its customers. The IRAs are held in savings accounts, money market accounts and certificates of deposit. The deposit products provide a relatively stable source of funding and liquidity for Principal Bank and are backed by purchases of investment securities and residential mortgage loans.

Markets and Distribution

        Principal Bank offers bank products and services to participants rolling out of qualified retirement plans primarily serviced by affiliates of PFG. Principal Bank services customers through the telephone, mail and internet.

Principal Global Investors Segment

        Our Principal Global Investors segment manages assets for sophisticated investors around the world, using a multi-boutique strategy that provides diverse investment capabilities including equity, fixed income, real estate and other alternative investments. We also have experience in asset allocation, stable value management and other structured investment strategies. We focus on providing services to our other segments in addition to our retail mutual fund and third party institutional clients. We maintain offices in Australia, Beijing, Brazil, Dubai, Germany, Hong Kong, Japan, the Netherlands, Singapore, the United Kingdom and the United States.

        We deliver our products and services through our network of specialized investment groups and boutiques including Principal Global Equities; Principal Global Fixed Income; Aligned Investors; Principal Real Estate Investors, LLC; Principal Enterprise Capital, LLC; Spectrum Asset Management, Inc.; Post Advisory Group, LLC; Columbus Circle Investors; Edge Asset Management, Inc.; Morley Financial Services, Inc.; Macro Currency Group; Finisterre Capital LLP; Origin Asset Management LLP; and Principal Portfolio Strategies. As of December 31, 2015, Principal Global Investors and its boutiques managed $360.8 billion in assets.

        We have been providing mutual funds to customers since 1969. We offer mutual funds to individuals, businesses and institutional investors for use within variable life contracts, variable annuity contracts and employer-sponsored pension plans; as a rollover investment option and for general investment purposes. We plan to grow into a top advisor-sold mutual fund company with a sales force focused on multiple channels. As of December 31, 2015, as reported by the Strategic Insight, we are ranked 15th according to AUM (long-term funds) of the intermediary sold mutual fund companies.

        We also maintain various other domestic and global fund platforms, separately managed accounts and segregated accounts for some larger institutional and retail investors.

        Our products and services are provided for a fee as defined by client mandates. Our fees are generally driven by AUM.

Boutiques

        Our multi-boutique strategy is diversified across the following primary asset classes and service delivery options.

        Equity Investments.    As of December 31, 2015, Principal Global Equities, Aligned Investors and Principal Real Estate Investors, LLC along with Columbus Circle Investors, Edge Asset Management, Inc. and Origin Asset Management LLP managed $136.9 billion in global equity assets. Our equity capabilities encompass large-cap stocks, mid-cap stocks, small-cap stocks and real estate investment trusts in developed and emerging markets worldwide.

        Fixed Income Investments.    As of December 31, 2015, Principal Global Fixed Income and Principal Real Estate Investors,  LLC along with Spectrum Asset Management, Inc.; Post Advisory Group, LLC; Edge Asset Management, Inc. and Morley Financial Services, Inc. managed $160.3 billion in global fixed income assets. Collectively, our experience in fixed income management spans multiple economic and credit market cycles and encompasses all major fixed income sectors, including commercial backed securities ("CMBS"), and security types. Our research and risk management capabilities in worldwide debt markets provide a strong foundation for broadly diversified "multi-sector" portfolios, tailored to specific client objectives.

        Alternative Investments.    We offer products and services through other alternative asset classes including managing private real estate equity, commercial mortgages and bridge/mezzanine loans through Principal Real Estate Investors, LLC; managing real estate operating companies through Principal Enterprise Capital, LLC; managing currency mandates through our Macro Currency Group boutique and managing hedge fund mandates through the Finisterre Capital LLP and Columbus Circle Investors boutiques. As of December 31, 2015, we managed $59.9 billion in alternative asset classes.

        Principal Portfolio Strategies.    Principal Portfolio Strategies is a specialized asset allocation boutique offering multi-asset and/or multi-manager portfolio construction services that aim to deliver reliable, risk-adjusted investment outcomes to individual investors, institutional investors and participants in employer-sponsored plans.

Products and Services

        Products offered by the Principal Global Investors segment include individually managed accounts, separately managed accounts for high net worth individuals and several fund platforms for retail and institutional investors, as described below.

        Principal Funds, Inc.    PFI is a series mutual fund that, as of December 31, 2015, offered 84 investment options for defined contribution plans, individuals, institutional investors, adviser fee-based programs, and other retirement plan clients. We report the results for this fund in the Retirement and Income Solutions segment or Principal Global Investors segment based on the distribution channel associated with the AUM.

        Principal Variable Contracts Funds, Inc.    Principal Variable Contracts Funds, Inc. is a series mutual fund that provides investment options for variable annuity and variable life insurance contracts issued by the Principal Life Insurance Company ("Principal Life") and other insurance companies not affiliated with Principal Life. AUM backing our variable annuity contracts is reported in the Retirement and Income Solutions segment. AUM backing our variable life insurance contracts is reported in the U.S. Insurance Solutions segment.

        Other Principal Global Investors Funds.    Principal Global Investors maintains various fund platforms including Qualifying Investor Alternative Fund and Undertaking for Collective Investment in Transferable Securities funds domiciled in Dublin, Collective Investment Trusts, Business Trusts and other boutique sponsored funds. These funds are generally managed by our boutiques.

Markets and Distribution

        Our products and services are distributed through various channels to reach and meet the needs of a broad investor base. We distribute our services through institutional and retail sales representatives, relationship management, and client service professionals, who work with consultants and directly with investors to acquire and retain institutional clients, retail clients, and other investors. We also maintain relationships with independent broker-dealers to distribute our products and services, maintaining relationships with over 54,000 independent brokers, consultants, and agents. As of December 31, 2015, Principal Global Investors and its boutiques had approximately 848 third party institutional clients in 41 countries with $122.0 billion of AUM.

Principal International Segment

        Our Principal International segment has operations in Brazil, Chile, China, Hong Kong Special Administrative Region ("SAR"), India, Mexico and Southeast Asia. We focus on countries and territories with growing middle classes, favorable demographics, and increasing long-term savings, ideally with defined contribution retirement markets. We entered these locations through acquisitions, start-up operations and joint ventures.

        The activities of our Principal International segment reflect our efforts to accelerate the growth of our AUM by capitalizing on the international trend toward private sector defined contribution pension systems and individual long-term savings. We offer pension accumulation products and services, mutual funds, asset management, income annuities and life insurance accumulation products.

Markets, Products and Distribution

        Brazil.    We offer pension accumulation and income annuity products through a co-managed joint venture, Brasilprev Seguros e Previdencia S.A. ("Brasilprev"). We own 25% of the economic interest and 50.01% of the voting shares as of December 31, 2015. The partner is Banco do Brasil ("Banco"), the largest bank in Latin America, which had approximately 5,400 Brazilian branches as of September 30, 2015.

        Brasilprev has the exclusive distribution rights of its pension accumulation and annuity products through the Banco network until October 2032. Our joint venture provides products for the retirement needs of individuals and employers. Banco's employees sell these products directly to individual clients through its bank branches. In addition, our joint venture reaches corporate clients through two wholesale distribution channels: (1) a network of independent brokers who sell to the public and (2) Banco's corporate account executives who sell to existing and prospective corporate clients.

        We offer mutual fund and asset management services through Claritas Administração de Recursos Ltda. ("Claritas"), an independent Brazilian mutual fund and asset management company. We own 71.4% of the economic interest as of December 31, 2015, and the remainder is owned by employee-partners. The company manages equity funds, balanced funds, managed accounts and other strategies for affluent clients and institutions and sells through its multi-channel distribution network.

        Chile.    We offer a complete array of pension accumulation and income annuity products. We also offer mutual fund, asset management services and life insurance accumulation products.

        We offer mandatory employee-funded pension and voluntary savings plans through Administradora de Fondos de Pensiones Cuprum S.A. ("Cuprum"). We own 97.97% of Cuprum as of December 31, 2015, and the rest is publicly floated. Cuprum's products are sold through a proprietary sales network of approximately 750 sales employees as of December 31, 2015.

        We offer income annuity and life insurance accumulation products through Principal Compañía de Seguros de Vida Chile S.A., our wholly owned life insurance company. The annuity products are distributed through a network of brokers and independent agents. Life insurance accumulation products are also offered to individuals through brokers and financial advisors.

        We offer voluntary savings plans and mutual funds through Principal Administradora General de Fondos S.A., our wholly-owned mutual fund company. Products are distributed to retail clients through our proprietary sales force, financial advisors, brokerage houses and alliances with financial institutions.

        We offer asset management services through Principal Asset Management Chile S.A. This wholly owned company sells its products through a proprietary sales force.

        China.    We offer mutual funds and asset management services to individuals and institutions through a joint venture, CCB Principal Asset Management Co., Ltd. We own 25% and China Construction Bank ("CCB") is the majority partner with 65% ownership as of December 31, 2015. We sell mutual funds primarily through our partner bank, CCB. The bank provides extensive distribution capabilities for the joint venture in terms of brand awareness and the number of branch outlets, which number approximately 15,000 as of June 30, 2015.

        Hong Kong SAR.    We offer both pension accumulation and mutual fund products to corporate and retail clients through wholly owned companies.

        We offer two types of schemes, Mandatory Provident Fund ("MPF") to serve the mandatory retirement market and Occupational Retirement Schemes Ordinance ("ORSO") to serve the voluntary retirement market. We distribute products through a proprietary sales force that maintains relationships with third party intermediaries such as insurance companies, independent financial advisors, brokers and employee benefit consultants. We also target individual account holders who have changed jobs or are looking to consolidate their retirement accounts. We serviced approximately 500,000 MPF accounts as of December 31, 2015. On September 1, 2015, we acquired AXA's MPF and ORSO business. In addition, we have an agreement for the exclusive distribution of pension products through AXA's extensive agency network in Hong Kong through 2030.

        We sell mutual funds to retail customers seeking to accumulate assets for retirement and other long-term investment needs. Our mutual funds are distributed through a proprietary sales force that maintains relationships with third party intermediaries such as banks, insurance companies, independent financial advisors, securities brokers, direct-to-customer fund platforms and private wealth management firms. To further grow our mutual fund business we expect to leverage our operations in the Hong Kong SAR and our asset management joint venture in China to pursue potential opportunities created by the mutual recognition of fund products between Hong Kong and China.

        India.    We offer mutual funds and asset management services to both retail and corporate customers through our joint venture Principal Pnb Asset Management Company Private Limited. We own 78.6% as of December 31, 2015, and the partner is Punjab National Bank, a large Indian commercial bank with a network of approximately 6,600 branches as of September 30, 2015. Mutual funds are sold through bank branches, proprietary sales offices, independent distributors and direct sales.

        We also have a proprietary distribution company, Principal Retirement Advisors Private Limited, that focuses on promoting and advising on retirement and long-term investment products in the India market.

        Mexico.    We offer pension accumulation, mutual funds, income annuities and asset management services through our wholly-owned companies.

        We offer mandatory pension plans through Principal Afore, S.A. de C.V., Principal Grupo Financiero. We manage and administer individual retirement accounts under the mandatory privatized social security system for all employees in Mexico. As of November 30, 2015, we had approximately 3.6 million individual retirement accounts. We distribute products and services through a proprietary sales force of approximately 615 sales representatives as of December 31, 2015, as well as independent brokers who sell directly to individuals. In addition, we have an agreement for the exclusive distribution of Principal Afore's products through HSBC Bank's extensive network in Mexico through 2017.

        We offer mutual funds and asset management services through Principal Fondos de Inversión, S.A. de C.V., Operadora de Fondos de Inversión, Principal Grupo Financiero. We distribute products and services through a sales force of approximately 100 employees as of December 31, 2015, and through distribution agreements with other financial entities. We offer both domestic and international products, typically sold directly to clients.

        We also administer previously sold income annuities and life products.

        Southeast Asia.    We offer mutual funds, asset management services and pension accumulation products through our joint venture CIMB-Principal Asset Management Berhad ("CPAM"). We own 40% in CIMB-Principal and 50% in CIMB Principal Islamic as of December 31, 2015, and the partner is CIMB Group, the second largest bank by assets in Malaysia as of September 1, 2015 with a strong presence in many Asian countries. CPAM also manages a significant amount of institutional asset mandates.

        CPAM has wholly owned subsidiaries in Singapore (CIMB-Principal Asset Management (S) Pte. Ltd.), Indonesia (PT CIMB-Principal Asset Management) and Thailand (CIMB-Principal Asset Management Company Limited).

        CPAM distributes conventional and Islamic mutual funds through the branches of its partner bank (approximately 1,060 bank branches throughout Malaysia, Indonesia, Thailand and Singapore) and through an agency sales force of approximately 6,700 agents selling to retail customers as of December 31, 2015. CPAM also distributes its mutual funds through third party institutions including other banks and security houses.

U.S. Insurance Solutions Segment

        Our U.S. Insurance Solutions segment offers group and individual insurance solutions. We focus on providing comprehensive insurance solutions for small and medium-sized businesses and their owners and executives. We organize our operations into two divisions: Specialty Benefits Insurance and Individual Life Insurance. However, we share key resources in our core areas such as strategic leadership, distribution, and marketing.

Specialty Benefits Insurance

        Specialty benefits insurance, which includes group dental, vision, life and disability insurance and individual disability insurance, is an important component of the employee benefit offering at small and medium-sized businesses. We offer traditional employer sponsored and voluntary products for group dental, vision, life and disability. We also offer group dental, vision and disability on a fee-for-service basis. Our individual disability insurance is also sold on an individual or multi-life basis.

Products and Services

        Group Dental and Vision Insurance.    We began selling group dental and vision insurance in the late 1960s. Our plans provide partial reimbursement for dental and vision expenses. As of December 31, 2015, we had over 42,000 group dental and vision insurance policies in force covering over 1.1 million employee lives. According to Life Insurance and Market Research Association ("LIMRA"), we were the 8th largest group dental insurer in terms of number of contracts/employer groups in force in 2014. In addition to indemnity and preferred provider organization dental offered on both an employer paid and voluntary basis, we offer a prepaid dental plan in Arizona through our Employers Dental Services, Inc. subsidiary. We offer a discount dental product nationally and a dental network of preferred providers primarily in California through our First Dental Health subsidiary. Our indemnity vision product and our managed care vision product are offered on both an employer paid and voluntary basis.

        Group Life Insurance.    Group life insurance was one of our first group products beginning in the early 1940s. Our group life insurance provides coverage to employees and their dependents for a specified period. As of December 31, 2015, we had nearly 53,000 group policies providing $128 billion of group life insurance in force to approximately 2.1 million employee lives. According to LIMRA, in 2014 we were ranked 3rd in the U.S. in terms of the number of group life insurance contracts in force. We currently sell traditional group life insurance that does not provide for accumulation of cash values on both an employer paid and voluntary basis. Our group life insurance business remains focused on the traditional, annually renewable term product. Group term life and group universal life accounted for 98% and 2%, respectively, of our total group life insurance in force as of December 31, 2015. We no longer market group universal life insurance to new employer groups.

        Group Disability Insurance.    Group disability insurance has also been sold since the early 1940s. Our group disability insurance provides a benefit to insured employees who become disabled. In most instances, this benefit is in the form of a monthly income. Our group disability products include both short-term and long-term disability, offered on both an employer paid and voluntary basis. As of December 31, 2015, long-term disability represented 61% of total group disability premium, while short-term disability represented 39% of total group disability premium. In addition, we provide disability management services, also called rehabilitation services, to assist individuals in returning to work as quickly as possible following disability. We also work with disability claimants to improve the approval rate of Social Security benefits, thereby reducing payment of benefits by the amount of Social Security payments received. As of December 31, 2015, we served approximately 1.6 million employee lives through more than 40,000 contracts. According to LIMRA, our group short-term disability business was ranked 6th and our group long-term disability business was ranked 4th in the U.S. as of December 31, 2014, in terms of number of contracts/employer groups in force. We also offer voluntary critical illness insurance, which provides a lump-sum cash benefit to pay for additional expenses associated with the five most common critical illnesses.

        Individual Disability Insurance.    Individual disability insurance has been sold since the early 1950s. Our individual disability insurance products provide income protection to the insured member and/or business in the event of disability. In most instances, this benefit is in the form of a monthly income. In addition to income replacement, we offer products to pay business-related costs such as overhead expenses for a disabled business owner, buy-out costs for business owners purchasing a disabled owner's interest in the business, expenditures for replacement of a key person and business loan payments. We also offer a product to protect retirement savings in the event of disability. As of December 31, 2015, we served approximately 171,000 individual disability policyholders. According to LIMRA, our individual disability business was ranked 5th in the U.S. in terms of premium in force in the non-cancellable segment of the market and 6th overall, as of December 31, 2014.

        Fee-for-Service.    We offer administration of group dental, disability and vision benefits on a fee-for-service basis.

Individual Life Insurance

        We began as an individual life insurer in 1879 when we began selling traditional life insurance products to individuals. We now specialize in providing solutions for small to medium-sized companies to protect against risk and loss, assist with succession planning and wealth transfer and to build and protect wealth for retirement. We also provide solutions to meet the personal needs of business owners, executives and affluent individuals. Our U.S. operations administered approximately 568,000 individual life insurance policies with over $260 billion of individual life insurance in force as of December 31, 2015.

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

        Universal and Variable Universal Life Insurance.    Universal and variable universal life insurance products offer the policyholder the option of adjusting both the premium and the death benefit amounts of the insurance contract. Universal life insurance typically includes a cash value account that accumulates at a credited interest rate based on the investment returns of the block of business. Variable universal life insurance is credited with the investment returns of the various investment options selected. For the year ended December 31, 2015, 66% of individual life insurance annualized first year premium sales were generated from universal and variable universal life insurance products. Universal and variable universal life insurance represented 32% of individual life insurance in force as of December 31, 2015.

        After a deduction for policy level expenses, we credit net deposits to an account maintained for the policyholder. For universal life contracts, the entire account balance is invested in the general account. Interest is credited to the policyholder's account based on the earnings on general account investments, subject to contractual minimums. For variable universal life contracts, the policyholder may allocate the account balance among our general account and a variety of mutual funds underlying the contract. Interest is credited on amounts allocated to the general account in the same manner as for universal life. Net investment performance on mutual funds is allocated directly to the policyholder accounts; the policyholder bears the investment risk. Some of our universal life and variable universal life insurance contracts contain what are commonly referred to as "secondary" or "no-lapse" guarantee provisions. A no-lapse guarantee keeps the contract in force, even if the contractholder's account balance is insufficient to cover all of the contract charges, provided that the contractholder has continually paid a specified minimum premium.

        Traditional Life Insurance.    Traditional life insurance includes participating whole life, adjustable life products and non-participating term life insurance products. Participating products and non-participating term life insurance products represented 34% of our individual life insurance annualized first year premium sales for the year ended December 31, 2015, and 68% of individual life insurance in force as of December 31, 2015. Adjustable life insurance products provide a guaranteed benefit in return for the payment of a fixed premium and allow the policyholder to set the coverage period, premium and face amount combination. Term insurance products provide a guaranteed death benefit for a specified period of time in return for the payment of a fixed premium. Policyholder dividends are not paid on term insurance.

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

        As of December 31, 2015, we had 119 sales representatives and 144 service representatives in 28 local markets. Our sales representatives accounted for 98% of our group insurance sales for the year ended December 31, 2015. The service representatives play a key role in servicing the case by providing local, responsive services to our customers and their brokers, such as renewing contracts, revising plans, solving administrative issues and communicating the customers' needs and feedback to us.

        We sell our individual life and individual disability income products in all 50 states and the District of Columbia, primarily targeting owners and executives of small and medium-sized businesses. Small and medium-sized business sales represented 58% of individual life sales and 61% of individual disability sales for the year ended December 31, 2015. Much of our life insurance sales efforts focus on the Business Owner and Executive Solutions market. This strategy offers solutions to address business owner financial challenges such as exiting the business, business transition, retaining key employees and retirement planning. Key employees also have needs to supplement retirement income, survivor income, and business protection. We believe the Business Owner and Executive Solutions segment offers growth opportunities and we will continue to develop strategies to capitalize on this expanding market.

        We distribute our individual life and individual disability insurance products through our affiliated financial representatives and independent brokers, as well as other marketing and distribution alliances. Affiliated financial representatives were responsible for 25% of individual life insurance sales based on first year annualized premium and 14% of individual disability sales for the year ended December 31, 2015. We had 1,261 affiliated financial representatives in 33 offices as of December 31, 2015. Although they are independent contractors, we have a close tie with affiliated financial representatives and we offer them benefits, training and access to tools and expertise. To meet the needs of the various marketing channels, particularly the independent brokers, we employ wholesale distributors — Regional Vice Presidents for individual life and Regional Vice Presidents for individual disability. A key differentiator in the nonqualified executive benefit sale is our Regional Vice Presidents-Nonqualified Plans, who are not only wholesalers but also consultants and subject-matter experts providing point-of-sale support in closing cases.

Corporate Segment

        Our Corporate segment manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate segment primarily reflect our financing activities (including interest expense and preferred stock dividends), income on capital not allocated to other segments, inter-segment eliminations, income tax risks and certain income, expenses and other adjustments not allocated to the segments based on the nature of such items. Results of Princor, our retail broker-dealer and registered investment advisor, and our exited group medical insurance business are reported in this segment.

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
  focus on investment performance and

  •
  expansive product portfolio.

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

        Principal Life and Principal National Life Insurance Company ("PNLIC") have been assigned the following insurer financial strength ratings:

Rating Agency	Financial Strength Rating	Rating Structure
A.M. Best Company, Inc.	A+ ("Superior") with a stable outlook	Second highest of 16 rating levels
Fitch Ratings Ltd.	AA– ("Very Strong") with a stable outlook	Fourth highest of 19 rating levels
Moody's Investors Service	A1 ("Good") with a stable outlook	Fifth highest of 21 rating levels
Standard & Poor's	A+ ("Strong") with a stable outlook	Fifth highest of 24 rating levels

        A.M. Best's ratings for insurance companies range from "A++" to "S". A.M. Best indicates that "A++" and "A+" ratings are assigned to those companies that in A.M. Best's opinion have superior ability to meet ongoing insurance obligations. Fitch's ratings for insurance companies range from "AAA" to "C". Fitch "AA" ratings indicate very strong capacity to meet policyholder and contractholder obligations. Moody's Investors Service ratings for insurance companies range from "Aaa" to "C". Moody's Investors Service indicates that "A" ratings are assigned to those companies that offer good financial security. Standard & Poor's ratings for insurance companies range from "AAA" to "NR". Standard & Poor's indicates that "A" ratings are assigned to those companies that have strong financial security characteristics. In evaluating a company's financial and operating performance, these rating agencies review its profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its policy reserves, the soundness of its risk management programs, the experience and competency of its management and other factors. All of the four rating agencies maintain a 'stable' outlook on the U.S. life insurance sector. The rating agencies have indicated they expect gradually increasing interest rates will help stabilize earnings on spread businesses and rising equity markets will grow assets under management.

        We believe our strong ratings are an important factor in marketing our products to our distributors and customers, as ratings information is broadly disseminated and generally used throughout the industry. Our ratings reflect each rating agency's opinion of our financial strength, operating performance and ability to meet our obligations to policyholders and are not evaluations directed toward the protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security, including our common stock. For more information on ratings, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financial Strength and Credit Ratings."

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

        In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners ("NAIC") has established risk-based capital standards. The standards require life insurers to submit a report to state regulators on an annual basis regarding their risk-based capital based upon four categories of risk: asset risk, insurance risk, interest rate risk and business risk. As of December 31, 2015, the statutory surplus of each of our U.S. life insurance companies exceeded the minimum level of risk-based capital requirements required before state insurance departments would take action against an insurer.

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

Banking Regulation

        Principal Bank, a wholly owned subsidiary, is a federal savings bank regulated by the Office of the Comptroller of the Currency. Principal Bank's deposits are insured by the FDIC, making the Bank subject to certain of the FDIC's regulations.

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

        We utilize an integrated risk management framework to help us identify, assess, monitor, report, manage and aggregate our material risks within established risk appetites and risk tolerances. The framework delivers important perspective that is used in strategic and tactical decision making and is adaptable to changes in our businesses and in the external environments in which we operate. Our approach also requires a commitment to continuous improvement and periodic validation.

        Our governance structure includes Board of Directors oversight, internal risk committees, a corporate risk management function and embedded risk professionals in our business units and functional areas. Our Board of Directors, Audit Committee, Finance Committee, Human Resource Committee and Nominating and Governance Committee provide oversight no less frequently than quarterly, addressing relevant aspects of our risk profile.

        Our internal risk committees meet on a regular and frequent basis to discuss various issues and review profile status. Each business unit and key functional area has its own committee that is responsible for oversight of the material risks within the unit or area. These committees may include corporate leaders. We also have internal committees that provide oversight around a certain risk or group of related risks across the organization. This matrix approach helps us maintain comprehensive risk coverage and preserve an integrated view of risks. The Enterprise Risk Management Committee, comprised of members from the executive management team, exercises enterprise-wide oversight for our most significant risk profiles.

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

        Risk appetites, tolerances and limits have been established from an enterprise-wide and business unit perspective for specific risk categories, where appropriate. We monitor a variety of risk metrics on an ongoing basis and take the appropriate steps to manage our established risk appetites and tolerances. Quarterly risk reporting provides a feedback loop between business units, functional areas, our internal risk committees and the corporate risk management function. This reporting also includes perspectives on emerging risk. To the extent potentially significant business activities or operational initiatives are considered, analysis of the possible impact on our risk profile takes place. This analysis includes, but is not limited to, the capital implications; the impact on near term and long-term earnings; the ability to meet our targets with respect to return on equity, liquidity, debt/capital, cash coverage, business risk and operational risk; and the impact to our reputation.

Employees

        As of December 31, 2015, we had 14,895 employees. None of our employees are subject to collective bargaining agreements governing employment with us. We believe that our employee relations are satisfactory.

Internet Website

        Our Internet website can be found at www.principal.com. We make available free of charge, on or through our Internet website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is filed with or furnished to the SEC. Also available free of charge on our Internet website is our code of business conduct and ethics, corporate governance guidelines and charters for the Audit, Finance, Human Resources and Nominating and Governance committees of our Board of Directors. Also see Item 10. "Directors, Executive Officers and Corporate Governance."

Item 1A.    Risk Factors

        This section provides an overview of the risks that may impact our performance in the future.

Risks relating to economic conditions, market conditions and investments

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, as well as our access to capital and cost of capital.

        Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by volatility, uncertainty and disruption in the capital and credit markets.

        We maintain a level of cash and securities which, combined with expected cash inflows from investments and operations, is believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations. However, withdrawal and surrender levels may differ from anticipated levels for a variety of reasons, such as changes in economic conditions or changes in our claims paying ability and financial strength ratings. For additional information regarding our exposure to interest rate risk and the impact of a downgrade in our financial strength ratings, see "— Changes in interest rates or credit spreads or a sustained low interest rate environment may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period to period" and "— A downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition." In addition, mark-to-market adjustments on our derivative instruments may lead to fluctuations in our reported statutory capital. These fluctuations may result in the need for additional capital to maintain a targeted level of statutory capital relative to the NAIC's risk-based capital requirements. In the event our current internal sources of liquidity do not satisfy our needs, we may have to seek additional financing and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as customers' or lenders' perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us.

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

        In addition, we maintain credit facilities with various financial institutions as a potential source of excess liquidity. These facilities are in place to bridge timing in cash flows to minimize the cost of meeting our obligations, particularly during periods when alternative sources of liquidity are limited. Our ability to borrow funds under these facilities is conditioned on our satisfaction of covenants and other requirements contained in the facilities. Our failure to comply with these covenants, or the failure of lenders to fund their lending commitments, would restrict our ability to access these credit facilities and, consequently, could limit our flexibility in meeting our cash flow needs.

        For further discussion on liquidity risk management, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

Conditions in the global capital markets and the economy generally may materially and adversely affect our business and results of operations.

        Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. Adverse economic conditions may result in a decline in our AUM and revenues and erosion of our profit margins. In addition, in the event of extreme prolonged market events and economic downturns, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

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

        Because the revenues of our asset management and accumulation businesses are, to a large extent, based on the value of AUM, a decline in domestic and global equity, bond or real estate markets will decrease our revenues. Turmoil in these markets could lead investors to withdraw from these markets, decrease their rates of investment or refrain from making new investments, which may reduce our net income, revenues and AUM. As we continue to shift toward a more fee-based business model, our revenues and net income may become more sensitive to fluctuations in the equity, bond, and real estate markets.

        For further discussion on equity risk management, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk — Equity Risk."

Changes in interest rates or credit spreads or a sustained low interest rate environment may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period to period.

        In recent years, interest rates have remained at or near historically low levels. During periods of declining interest rates or sustained low interest rates, the interest rates we earn on our assets may be lower than the rates assumed in pricing our products, thereby reducing our profitability. For some of our products, such as GICs and funding agreements, we are unable to lower the rate we credit to customers in response to the lower return we will earn on our investments. In addition, guaranteed minimum interest rates on our life insurance and annuity products may constrain our ability to lower the rate we credit to customers. If interest rates remain low over a sustained period of time, this may result in increases in our reserves and unlocking of our deferred acquisition cost ("DAC") asset and other actuarial balances. During periods of declining interest rates, borrowers may prepay or redeem mortgages and bonds that we own, which would force us to reinvest the proceeds at lower interest rates. Furthermore, declining interest rates may reduce the rate of policyholder surrenders and withdrawals on our life insurance and annuity products, thus increasing the duration of the liabilities and creating asset and liability duration mismatches. Low interest rates may also result in increased hedging costs. Declining interest rates or a sustained low interest rate environment may also result in changes to the discount rate assumption used for valuing our pension and other postretirement benefit ("OPEB") obligations, which could negatively impact our results of operations and financial condition. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates and a prolonged period of low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.

        Increases in market interest rates may also adversely affect our results of operations, financial condition, and liquidity. During periods of increasing market interest rates, we may offer higher crediting rates on our insurance and annuity products in order to keep these products competitive. Because returns on our portfolio of invested assets may not increase as quickly as current interest rates, we may have to accept lower spreads, thus reducing our profitability. Rapidly rising interest rates may also result in an increase in policy surrenders, withdrawals, and requests for policy loans as customers seek to achieve higher returns. In addition, rising interest rates would cause unrealized losses in our investment portfolio. Despite our efforts to reduce the impact of rising interest rates, we may be required to sell assets to raise the cash necessary to respond to an increase in surrenders, withdrawals and loans, thereby realizing capital losses on the assets sold. An increase in policy surrenders and withdrawals may also require us to accelerate amortization of our DAC asset relating to these products, which would further reduce our profitability. Rising interest rates may also cause a decline in the value of the fixed income assets that we manage, resulting in a reduction in our fee revenue. In addition, a significant increase in interest rates may cause a reduction in the fair value of intangible assets in our reporting units, potentially leading to an impairment of goodwill or other intangible assets.

        For discussion on interest rate risk management, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk".

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

        We are subject to the risk that the issuers of the fixed maturities we own will default on principal and interest payments, particularly if a major downturn in economic activity occurs. As of December 31, 2015, our U.S. investment operations held $47.1 billion of fixed maturities, or 74% of total U.S. invested assets, of which approximately 8% were below investment grade, including $243.8 million, or 0.52% of our total fixed maturities which we classified as either "problem," "potential problem" or "restructured." See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — Fixed Maturities."

        Our U.S. fixed maturities portfolio includes securities collateralized by residential and commercial mortgage loans. As of December 31, 2015, our U.S. investment operations held $4.2 billion of residential mortgage-backed securities ("RMBS"), of which $2.6 billion are Government National Mortgage Association, Federal National Mortgage Association or Federal Home Loan Mortgage Corporation pass-through securities, and $3.9 billion of commercial mortgage-backed securities, which represent in combination 17% of our total fixed maturities portfolio. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — Fixed Maturities." For residential mortgage-backed securities, prepayment speeds, changes in mortgage delinquency or recovery rates, credit rating changes by rating agencies, changes in property values underlying the loans and the quality of service provided by service providers on securities in our portfolios could lead to write-downs on these securities. For commercial mortgage-backed securities, changes in mortgage delinquency or default rates, interest rate movements, credit quality and vintage of the underlying loans, changes in property values underlying the loans and credit rating changes by rating agencies could result in write-downs of those securities.

        Approximately $1.1 billion of our U.S. commercial mortgage-backed securities are scheduled to mature in 2017. We may be exposed to losses if borrowers in the underlying mortgages are unable to repay their loans at the time of maturity. Several mitigating factors have resulted in strong refinancing rates in 2014 and 2015. These factors include low interest rates, improving real estate fundamentals, and the availability of capital from the new issues and high yield debt markets. However, refinancing risks could increase over the next two years if we experience high interest rates that are not supported by commensurate economic growth or a slowdown in the economy that results in lower income growth and a decline in property values.

        As of December 31, 2015, the international investment operations of our fully consolidated subsidiaries held $3.6 billion of fixed maturities, or 55%, of total international invested assets, of which 14% are government bonds. Some non-government bonds have been rated on the basis of the issuer's country credit rating. However, the ratings relationship between national ratings and global ratings is not linear with the U.S. The starting point for national ratings differs by country, which makes the assessment of credit quality more difficult. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — International Investment Operations." An increase in defaults on our fixed maturities portfolio could harm our financial strength and reduce our profitability.

  An increased rate of delinquency and defaults on our commercial mortgage loans, including balloon maturities with and without amortizing payments, may adversely affect our profitability.

        Our commercial mortgage loan portfolio faces both delinquency and default risk. Commercial mortgage loans of $11.2 billion represented 16% of our total invested assets as of December 31, 2015. As of December 31, 2015, loans that were in the process of foreclosure totaled $0.0 million, or 0% of our commercial mortgage loan portfolio. The performance of our commercial mortgage loan investments, however, may fluctuate in the future. An increase in the delinquency rate of, and defaults under, our commercial mortgage loan portfolio could harm our financial strength and decrease our profitability.

        As of December 31, 2015, approximately $9.2 billion, or 82%, of our U.S. investment operations commercial mortgage loans before valuation allowance had balloon payment maturities. A balloon maturity is a loan with all or a meaningful portion of the loan amount due at the maturity of the loan. The default rate on commercial mortgage loans with balloon payment maturities has historically been higher than for commercial mortgage loans with a fully amortizing loan structure. Since a significant portion of the principal is repaid at maturity, the amount of loss on a default is generally greater than fully amortizing commercial mortgage loans. An increase in defaults on balloon maturity loans as a result of the foregoing factors could harm our financial strength and decrease our profitability.

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

        We hold certain investments that may be less liquid, such as privately placed fixed maturities, mortgage loans and real estate investments. These asset classes represented approximately 42% of the value of our invested assets as of December 31, 2015.

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

        We use derivative instruments to hedge various risks we face in our businesses. See Item 7A. "Quantitative and Qualitative Disclosures About Market Risk." We enter into a variety of derivative instruments with a number of counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, clearinghouses, exchanges and other institutions. For transactions where we are in-the-money, we are exposed to credit risk in the event of default of our counterparty. We establish collateral agreements with nominal thresholds for a large majority of our counterparties to limit our exposure. However, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure. With regard to our derivative exposure, we have over-collateralization requirements on the portion of collateral we hold, based on the risk profile of the assets posted as collateral. We also have exposure to these financial institutions in the form of unsecured debt instruments and equity investments. Such losses or impairments to the carrying value of these assets may materially and adversely affect our business and results of operations.

  Our requirements to post collateral or make payments related to declines in market value of specified assets may adversely affect our liquidity and expose us to counterparty credit risk.

        Many of our derivative transactions with financial and other institutions specify the circumstances under which the parties are required to post collateral. The amount of collateral we may be required to post under these agreements may increase under certain circumstances, which could adversely affect our liquidity. In addition, under the terms of some of our transactions we may be required to make payment to our counterparties related to any decline in the market value of the specified assets. Such payments could have an adverse effect on our liquidity. Furthermore, with respect to any such payments, we will have unsecured risk to the counterparty as these amounts are not required to be segregated from the counterparty's other funds, are not held in a third party custodial account, and are not required to be paid to us by the counterparty until the termination of the transaction.

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

  Regional concentration of our commercial mortgage loan portfolio in California may subject us to losses attributable to economic downturns or catastrophes in that state.

        Commercial mortgage lending in the state of California accounted for 18%, or $2.0 billion, of our U.S. investment operations commercial mortgage loan portfolio before valuation allowance as of December 31, 2015. Due to this concentration of commercial mortgage loans in California, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to catastrophes, such as earthquakes, that may affect the region. While we generally do not require earthquake insurance for properties on which we make commercial mortgage loans, we do take into account property specific engineering reports, construction type and geographical concentration by fault lines in our investment underwriting guidelines. If economic conditions in California deteriorate or catastrophes occur, we may in the future experience delinquencies or defaults on the portion of our commercial mortgage loan portfolio located in California, which may harm our financial strength and reduce our profitability.

  Gross unrealized losses may be realized or result in future impairments, resulting in a reduction in our net income.

        Fixed maturities that are classified as available-for-sale ("AFS") are reported on the consolidated statements of financial position at fair value. Unrealized gains or losses on AFS securities are recognized as a component of accumulated other comprehensive income ("AOCI") and are, therefore, excluded from net income. Our U.S. investment operations had gross unrealized losses on fixed maturities of $0.8 billion pre-tax as of December 31, 2015, and the component of gross unrealized losses for securities trading down 20% or more for over six months was approximately $0.2 billion pre-tax. The accumulated change in fair value of the AFS securities is recognized in net income when the gain or loss is realized upon the sale of the asset or in the event that the decline in fair value is determined to be other than temporary (referred to as an other-than-temporary impairment). Realized losses or impairments may have a material adverse impact on our net income in a particular quarterly or annual period.

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

Risks relating to estimates, assumptions and valuations

Our valuation of investments and the determinations of the amount of allowances and impairments taken on our investments may include methodologies, estimations and assumptions which are subject to differing interpretations and, if changed, could materially adversely affect our results of operations or financial condition.

        Fixed maturities, equity securities and derivatives represented the majority of total cash and invested assets reported at fair value on our consolidated statements of financial position, excluding separate accounts. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Fair value estimates are made based on available market information and judgments about the financial instrument at a specific point in time. Considerable judgment is often required to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

        For additional information on our valuation methodology, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements."

        During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain securities, for example collateralized mortgage obligations and collateralized debt obligations, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, the valuation process may require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods that require greater estimation, which could result in values that are different from the value at which the investments may be ultimately sold. Further, rapidly changing credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

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

        Additionally, our management considers a wide range of factors about the instrument issuer and uses their best judgment in evaluating the cause of the decline in the estimated fair value of the instrument and in assessing the prospects for recovery. Inherent in management's evaluation of the instrument are assumptions and estimates about the operations of the issuer and its future earnings potential. For further information regarding our impairment and allowance methodologies, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations" under the captions "Fixed Maturities" and "Mortgage Loans" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates — Valuation and Impairment of Fixed Income Investments."

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

        For additional information, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates — Income Taxes."

We may face losses if our actual experience differs significantly from our pricing and reserving assumptions.

        Our profitability depends significantly upon the extent to which our actual experience is consistent with the assumptions used in setting prices for our products and establishing liabilities for future insurance and annuity policy benefits and claims. The premiums that we charge and the liabilities that we hold for future policy benefits are based on assumptions reflecting a number of factors, including the amount of premiums that we will receive in the future, rate of return on assets we purchase with premiums received, expected claims, mortality, morbidity, lapse rates and expenses. However, due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of the liabilities for unpaid policy benefits and claims, we cannot determine precisely the amounts we will ultimately pay to settle these liabilities. As a result, we may experience volatility in the level of our profitability and our reserves from period to period. To the extent that actual experience is less favorable than our underlying assumptions, we could be required to increase our liabilities, which may harm our financial strength and reduce our profitability.

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

        Amortization of the DAC asset and other actuarial balances depends on the actual and expected profits generated by the lines of business that incurred the expenses. Expected profits are dependent on assumptions regarding a number of factors including investment returns, benefit payments, expenses, mortality and policy lapse. Due to the uncertainty associated with establishing these assumptions, we cannot, with precision, determine the exact pattern of profit emergence. As a result, amortization of these balances will vary from period to period. To the extent that actual experience emerges less favorably than expected, or our expectation for future profits decreases, the DAC asset and other actuarial balances may be adjusted, reducing our profitability in the current period.

        For additional information, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates — Deferred Acquisition Costs and Other Actuarial Balances."

Legal, regulatory and tax risks

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

Changes in laws or regulations may reduce our profitability.

        Our insurance business is subject to comprehensive regulation and supervision throughout the U.S. and in the international markets in which we operate. We are also impacted by federal legislation and administrative policies in areas such as securities laws, employee benefit plan regulation, financial services regulations and federal and international taxation. Changes in laws or regulations or the interpretation thereof could significantly increase our compliance costs and reduce our profitability. Failure to comply with applicable regulations may expose us to significant penalties and reputational damage.

  Changes in insurance regulations may reduce our profitability.

        The primary purpose of insurance regulation is to protect policyholders, not stockholders. In the U.S., the laws of the various states establish insurance departments with broad powers to regulate such matters as:

  •
  licensing companies to transact business,

  •
  licensing agents,

  •
  prescribing allowable practices for illustrating policies,

  •
  admitting statutory assets,

  •
  mandating a number of insurance benefits,

  •
  regulating premium rates,

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

        State insurance regulators, federal regulators and the NAIC continually reexamine existing laws and regulations, and may impose changes in the future. New interpretations of existing laws and the passage of new legislation may harm our ability to sell new policies, increase our claims exposure on policies we issued previously and adversely affect our profitability and financial strength.

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

        The NAIC regularly reviews and updates its statutory reserve and risk-based capital requirements. Changes to these requirements may increase the amount of reserves and capital we are required to hold and may adversely impact Principal Life's ability to pay dividends to us. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for a discussion of regulatory restrictions on Principal Life's ability to pay us dividends. In addition, changes in statutory reserve or risk-based capital requirements may adversely impact our financial strength ratings. See the risk factor entitled "A downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition" for a discussion of risks relating to our financial strength ratings.

        The NAIC is developing a principles-based reserving ("PBR") approach for life insurance and non-variable annuity products. The PBR framework for individual life insurance is expected to become effective for new business in 2017 with a three year transition period. The effective date for the group and individual annuity PBR framework is not yet known, but portions could be effective as soon as 2017. Under the PBR framework, statutory reserves would reflect a combination of company experience and prescribed assumptions and methodologies. The ultimate financial impact of the PBR framework on new business is uncertain, but it could result in higher reserves, more volatile reserves and uncertain tax treatment.

        We have implemented reinsurance transactions utilizing affiliated reinsurers to finance a portion of the reserves for our term life insurance policies and universal life insurance policies with secondary guarantees. Our ability to enter into new reserve financing transactions will continue to be dependent on the cost and forms of financing available in the market and our ability to obtain required regulatory approvals. Once life insurance PBR becomes fully effective, there may no longer be any financial advantage to pursuing the use of these affiliate reinsurance transactions. For additional information regarding our use of affiliated reinsurance transactions, see Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Statutory Insurance Financial Information."

        The NAIC is working on updates to its statutory framework for variable annuities, which includes statutory reserve, capital and derivative accounting requirements. While we expect only a modest financial impact from these reforms, the details of the changes are uncertain and could negatively impact our profitability, capital position, or create additional volatility. The NAIC could implement these reforms as early as January 1, 2017. In addition, the New York Department of Financial Services is considering a revision to the separate account regulations of its state. The status of these revisions is very uncertain, but if adopted, these revisions could negatively impact the ability of New York licensed insurers to issue competitive variable annuity products nationally.

        The NAIC is pursuing a variety of reforms to its risk-based capital ("RBC") framework:

  •
  One proposal includes a new component for operational risk which could be effective as early as 2016. We anticipate the operational risk component will increase our RBC requirements; however, the magnitude of the increase is not yet known.

  •
  The NAIC is pursuing an update to the RBC credit risk factors for fixed income investments. This update is expected to increase the capital requirements for bonds. There is a chance that we may see a favorable reduction in factors for real estate investments, although the net impact will likely be an increase to our capital requirements. The credit risk factor revisions could be effective as early as 2016.

  •
  The NAIC is in the early stages of considering an RBC stress testing requirement. The timeframe and potential impact of this proposal is uncertain.

  •
  The NAIC has recently announced its desire to pursue the development of a group-wide capital calculation. This calculation is not intended to be a regulatory capital requirement, but it could be used by regulators in their supervisory process.

        Our international insurance businesses are also subject to comprehensive regulation and supervision from central and/or local governmental authorities in each country in which we operate. New interpretations of existing laws and regulations or the adoption of new laws and regulations may harm our international businesses and reduce our profitability in those businesses. Changes to capital requirements are currently included in draft proposals in Chile, Brazil and Mexico. India recently revised its capital requirements for the mutual fund business.

        The International Association of Insurance Supervisors (the "IAIS") has proposed a common framework for the supervision of Internationally Active Insurance Groups ("IAIGs"), which is scheduled to be effective in 2019. Under the proposed framework, IAIGs would be supervised on a group-wide basis across national boundaries and each IAIG would be required to conduct its own risk and solvency assessment to monitor and manage its overall solvency. The IAIS is also developing a risk-based global Insurance Capital Standard ("ICS"), which would apply to IAIGs. In addition, the Financial Stability Board is pursuing enhanced group supervisory and capital requirements for Global Systemically Important Insurers ("G-SIIs"). The enhanced capital requirements include the Basic Capital Requirements ("BCR") developed by the IAIS, along with a Higher Loss Absorbency ("HLA") requirement. We currently are not designated as an IAIG or a G-SII. However, it is possible that we may be so designated in the future, in which case we may be subject to supervision and capital requirements beyond those applicable to any competitors who are not classified as an IAIG or G-SII. In addition, the ICS, BCR and HLA framework may influence applicable capital requirements in the jurisdictions in which we operate, potentially leading to an increase in our capital requirements.

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

  Changes in employee benefit regulations may reduce our profitability.

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

        In April 2015, the Department of Labor ("DOL") re-proposed its rule to expand the definition of "fiduciary". The proposal creates a new definition of "fiduciary," under which almost all advisors and service providers would be considered a fiduciary when making investment recommendations to small employers, participants and IRA accountholders. In addition, the proposed rule would redefine many interactions that today are considered investment education as fiduciary investment advice. In an effort to preserve current business models, the DOL has introduced a new exemption to the fiduciary rule called the Best Interest Contract ("BIC"). The exemption would be available when providing assistance and advice to participants and IRA accountholders. The BIC would require the advisor to act in the best interest of the customer, while allowing variable compensation (which is generally not allowed for fiduciaries). The BIC would require a contract to be signed by the individual, the advisor, and their firm prior to any advice being provided. The DOL anticipates finalizing the regulation in 2016, with an additional eight month timeframe to allow the industry to comply. The potential impacts of the final regulation are uncertain and difficult to predict, as the final version of the regulation will differ from the proposed regulation. The final regulation could have varying implications for our businesses, both directly through the products and services that we are able to provide to our clients and indirectly as our distribution partners alter their business models and practices to conform to the final regulation. Among other things, this could result in increases in compliance costs, transition costs and impacts to industry sales trends.

  Financial services regulatory reform may reduce our profitability, impact how we do business or limit our ability to engage in certain capital expenditures.

        On July 21, 2010, the Dodd-Frank Act became law. The Dodd-Frank Act makes extensive changes to the laws regulating financial services firms and requires various federal agencies to adopt a broad range of new implementation rules and regulations, including regulations surrounding the use of derivatives. The federal agencies were given significant discretion in drafting the implementation rules and regulations, and consequently, some of the impacts of the Dodd-Frank Act are not fully known yet. It is likely that new margining aspects of the law will increase hedging costs for the company and possibly cause fundamental shifts to the way risks are hedged.

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

        In addition, we benefit from certain tax items, including but not limited to, tax-exempt bond interest, dividends-received deductions, tax credits (such as foreign tax credits) and insurance reserve deductions. From time to time, the U.S. Congress, as well as foreign, state and local governments, considers legislation that could reduce or eliminate the benefits associated with these tax items. Most recently, the Organisation for Economic Co-operation and Development has released proposed policy around Base Erosion and Profit Shifting. If such legislation is adopted, our profitability could be negatively impacted. We continue to evaluate the impact potential tax reform, which lacks sufficient detail and is relatively uncertain, may have on our future results of operations and financial condition.

Changes in accounting standards may reduce the transparency of our reported profitability and financial condition.

        Accounting standards are subject to change and can reduce the transparency of our reported profitability. See Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies". The Financial Accounting Standards Board is currently working on several key projects. These projects could result in significant changes to U.S. generally accepted accounting principles ("U.S. GAAP"), including the accounting standards for insurance contracts. There is still some uncertainty surrounding the effective dates and transition methods for the proposed changes. If adopted, the proposed changes in accounting standards could have the potential to negatively impact our reported profitability and financial ratios and may make it more difficult for investors and regulators to accurately assess our financial condition and profitability. In addition, the required adoption of new accounting standards may result in significant incremental costs associated with initial implementation and on-going compliance.

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

        These factors may affect our financial strength or reduce our profitability. For further discussion on litigation and regulatory investigation risk, see Item 3. "Legal Proceedings," Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Contingencies, Guarantees and Indemnifications" under the caption, "Litigation and Regulatory Contingencies" and Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Income Taxes" under the caption "Other Tax Information."

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

Risks relating to our business

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

        Each of our segments faces strong competition. The primary competitors for our Retirement and Income Solutions and Principal Global Investors segments are asset managers, banks, broker-dealers and insurers. Our ability to increase and retain AUM is directly related to the performance of our investments as measured against market averages and the performance of our competitors. Even when securities prices are generally rising, performance can be affected by investment styles. Also, there is a risk that we may not be able to attract and retain the top talent needed to compete in our industry.

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

        A.M. Best, Fitch, Moody's Investors Services and Standard & Poor's publish financial strength ratings on U.S. life insurance companies as well as some of our international insurance companies. These ratings are indicators of an insurance company's ability to meet contractholder and policyholder obligations. These rating agencies also assign credit ratings on non-life insurance entities, such as PFG and Principal Financial Services, Inc. ("PFS"). Credit ratings are indicators of a debt issuer's ability to meet the terms of debt obligations in a timely manner, and are important factors in overall funding profile and ability to access external capital.

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

Changes in investor preferences may lead to a reduction in revenues for our asset management and accumulation businesses.

        Revenues from our asset management and accumulation products are primarily fee based. Our asset-based fees are typically calculated as a percentage of the market value of assets under management, and fee levels can vary significantly among different types of investments. We generally earn higher fees on liquid alternatives and equity investments vs. fixed income investments, and on actively managed investments vs. indexed or passive investment strategies. Therefore, our fee revenue is impacted by both the value and the composition of our AUM. Investor preferences with respect to asset classes and investment strategies may shift over time due to market conditions, tax law changes, regulatory changes, and various other factors. Changes in the composition of our assets under management may adversely affect our revenues and profitability.

Guarantees within certain of our products that protect policyholders may decrease our earnings or increase the volatility of our results of operations or financial position under U.S. GAAP if our hedging or risk management strategies prove ineffective or insufficient.

        Certain of our variable annuity products include guaranteed minimum death benefits and/or guaranteed minimum withdrawal benefits. Periods of significant and sustained downturns in equity markets, increased equity volatility or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction to net income. We use derivative instruments to attempt to mitigate changes in the liability exposure related to interest rate, equity market and volatility movements, and the volatility of net income associated with these liabilities. However, we remain liable for the guaranteed benefits in the event that derivative counterparties are unable or unwilling to pay. The liability exposure and volatility of net income may also be influenced by changes in market credit spreads reflecting our own creditworthiness, for which we do not attempt to hedge. In addition, we are subject to the risk that hedging and other management procedures prove ineffective or that unanticipated policyholder behavior or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. These, individually or collectively, may have a material adverse effect on net income, financial condition or liquidity. We are also subject to the risk that the cost of hedging these guaranteed minimum benefits increases as implied volatilities increase and/or interest rates decrease, resulting in a reduction to net income.

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

        We distribute our asset accumulation, asset management and life and specialty benefit insurance products and services through a variety of distribution channels, including our own internal sales representatives, independent brokers, banks, broker-dealers and other third party marketing organizations. We must attract and retain sales representatives to sell our products. Strong competition exists among financial services companies for efficient sales representatives. We compete with other financial services companies for sales representatives primarily on the basis of our financial position, support services and compensation and product features. If we are unable to attract and retain sufficient sales representatives to sell our products, our ability to compete and revenues from new sales would suffer.

        Our ability to increase and retain AUM is directly related to the performance of our investments as measured against market averages and the performance of our competitors. If we are unable to attract and retain qualified portfolio managers, we may face reduced sales and increased cash outflows in our asset accumulation and asset management businesses.

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

        We allocated assets to the Closed Block as of July 1, 1998, in an amount such that we expected their cash flows, together with anticipated revenues from the policies in the Closed Block, to be sufficient to support the Closed Block business, including payment of claims, certain direct expenses, charges and taxes and to provide for the continuation of aggregate dividend scales in accordance with the 1997 policy dividend scales if the experience underlying such scales continued, and to allow for appropriate adjustments in such scales if the experience changed. We bear the costs of administrative expenses associated with Closed Block policies and, accordingly, these costs were not funded as part of the assets allocated to the Closed Block. Any increase in such costs in the future will be borne by us. As of December 31, 2015, Closed Block assets and liabilities were $3,994.6 million and $4,581.7 million, respectively.

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

        The Closed Block assets, cash flows generated by the Closed Block assets and anticipated revenues from policies in the Closed Block will benefit only the holders of those policies. In addition, to the extent that these amounts are greater than the amounts estimated at the time we funded the Closed Block, dividends payable in respect of the policies included in the Closed Block may be greater than they would have been in the absence of a Closed Block. Any excess net income will be available for distribution over time to Closed Block policyholders but will not be available to our stockholders. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 6, Closed Block" for further details.

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

        We cede life, disability, health and long-term care insurance to other insurance companies through reinsurance. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies." However, we remain liable to the policyholder, even if the reinsurer defaults on its obligations with respect to the ceded business. In addition, a reinsurer's insolvency may cause us to lose our reserve credits on the ceded business, in which case we would be required to establish additional reserves.

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

We face risks arising from acquisitions of businesses.

        We have acquired businesses in the past, and expect to continue to do so in the future. We face a number of risks arising from acquisition transactions, including difficulties in integrating the acquired business into our operations, difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing customers of the acquired entity, unforeseen liabilities that arise in connection with the acquired business, unfavorable market conditions that could negatively impact our growth expectations for the acquired business and sustained declines in the equity market that could reduce the AUM and fee revenues for certain acquired businesses. These risks may prevent us from realizing the expected benefits from acquisitions and could result in the impairment of goodwill and/or intangible assets recognized at the time of acquisition.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2015, we owned 34 properties in our home office complex in Des Moines, Iowa, and in various other locations. Of these 34 properties, 17 are office buildings, 1 is a warehouse facility, 13 are parking lots and ramps, 1 is a park/green space, 1 is a childcare center and 1 is a power generation plant. Of the office and warehouse space, we occupy approximately 92.2% of the 2.6 million square feet of space in these buildings. The balance of the space in these buildings is rented to commercial tenants or is occupied by the property management company servicing these properties.

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

        Timothy M. Dunbar, 58, has been Executive Vice President of the Company and Principal Life and Chief Investment Officer of the Company since January 2014. Prior to that date, he served as Senior Vice President of the Company and Principal Life since 2011, and Chief Investment Officer of the Company and Principal Life since January 2013. Prior to that date, Mr. Dunbar was in charge of Strategy and Finance for the Company and Principal Life in 2011 and 2012, overseeing the business management and strategic direction of the capital markets, corporate strategy and corporate treasury areas. He retains his responsibility for capital markets. Mr. Dunbar previously served as the executive director and head of equities for Principal Global Investors from 2004 until 2011.

        Gregory B. Elming, 55, has been Senior Vice President and Chief Risk Officer of the Company and Principal Life since 2011. Prior to that time, he was Senior Vice President and Controller of the Company and Principal Life since 2007.

        Nora M. Everett, 56, has been President, Retirement and Income Solutions of the Company and Principal Life since March 2015. Prior to her current position, she served as President and Chief Executive Officer of Principal Funds since 2008 and Senior Vice President and Deputy General Counsel of the Company and Principal Life since 2004.

        Daniel J. Houston, 54, has been a director of the Company and Principal Life and President and Chief Executive Officer of the Company and Principal Life since August 2015. Prior to that date, he held the same positions except was Chief Operating Officer (and not Chief Executive Officer) since November 2014. Previously, he served as President, Retirement, Insurance and Financial Services of the Company and Principal Life since 2010. He was President, Retirement and Income Solutions of the Company and Principal Life from 2008 until 2010, and was Executive Vice President, Retirement and Income Solutions of the Company and Principal Life from 2006 to 2008.

        Terrance J. Lillis, 63, has been Executive Vice President and Chief Financial Officer of the Company and Principal Life since February 2014. Prior to that date, he was Senior Vice President and Chief Financial Officer of the Company and Principal Life since 2008.

        James P. McCaughan, 62, who heads the Principal Global Investors segment of our operations, has been President, Principal Global Investors of the Company and Principal Life since 2003.

        Gary P. Scholten, 58, has been Executive Vice President and Chief Information Officer of the Company and Principal Life since February 2014. Prior to that date, he was Senior Vice President and Chief Information Officer of the Company and Principal Life since 2002. From 1998 to 2002, he was Vice President of retail information services of Principal Life.

        Karen E. Shaff, 61, has been Executive Vice President and General Counsel of the Company and Principal Life since 2004 and, in addition, Secretary of the Company and Principal Life since January 2014. Prior thereto, she was Senior Vice President and General Counsel of the Company since 2001, and Senior Vice President and General Counsel of Principal Life since 2000.

        Deanna D. Strable-Soethout, 47, has been President, U.S. Insurance Solutions of the Company and Principal Life since March 2015. Prior to that, she served as Senior Vice President of the Company and Principal Life since 2005.

        Luis Valdes, 58, has been the head of the Principal International segment of our operations since 2012, has been President, Principal International of the Company and Principal Life since 2011. Prior to his current position, he was Senior Vice President and President — PFG Latin America of the Company and Principal Life since 2010, and was Vice President — Principal International of Principal Life from 2000 until 2010.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock began trading on the New York Stock Exchange ("NYSE") under the symbol "PFG" on October 23, 2001. Prior to such date, there was no established public trading market for our common stock. On February 3, 2016, there were 310,291 stockholders of record of our common stock.

        The following table presents the high and low prices per share for our common stock on the NYSE for the periods indicated and the dividends declared per share during such periods.

	High	Low	Dividends declared
2015
First quarter	$52.56	$46.01	$0.36
Second quarter	$53.42	$49.81	$0.38
Third quarter	$58.02	$41.67	$0.38
Fourth quarter	$52.21	$43.64	$0.38
2014
First quarter	$49.83	$41.20	$0.28
Second quarter	$50.74	$42.90	$0.32
Third quarter	$55.07	$48.82	$0.34
Fourth quarter	$54.31	$46.49	$0.34

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

        The following table presents the amount of our share purchase activity for the periods indicated:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs (in millions) (2)
January 1, 2015 - January 31, 2015	315	$51.81	—	$50.0
February 1, 2015 - February 28, 2015	842	$46.93	—	$200.0
March 1, 2015 - March 31, 2015	1,478,105	$50.96	983,863	$150.0
April 1, 2015 - April 30, 2015	573	$51.20	—	$150.0
May 1, 2015 - May 31, 2015	1,653	$51.67	—	$150.0
June 1, 2015 - June 30, 2015	534	$52.88	—	$150.0
July 1, 2015 - July 31, 2015	528,054	$52.26	528,054	$122.4
August 1, 2015 - August 31, 2015	575,110	$55.16	575,110	$90.7
September 1, 2015 - September 30, 2015	1,098,465	$48.50	1,098,465	$37.4
October 1, 2015 - October 31, 2015	788,234	$47.45	788,233	$150.0
November 1, 2015 - November 30, 2015	1,000,330	$50.25	1,000,330	$99.7
December 1, 2015 - December 31, 2015	497,909	$49.68	497,865	$75.0

Total	5,970,124		5,471,920

(1)
Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of a publicly announced program.

(2)
In February 2014, our Board of Directors authorized a repurchase program of up to $200.0 million of our outstanding common stock, which was completed in March 2015. In February 2015, our Board of Directors authorized a repurchase program of up to $150.0 million of our outstanding common stock, which was completed in October 2015. In October 2015, our Board of Directors authorized an additional repurchase program of up to $150.0 million of our outstanding common stock.

Item 6.    Selected Financial Data

        The following table sets forth certain selected historical consolidated financial information. We derived the consolidated financial information (except for amounts referred to as "Other Supplemental Data") for each of the years ended December 31, 2015, 2014 and 2013 and as of December 31, 2015 and 2014 from our audited consolidated financial statements and notes to the financial statements included in this Form 10-K. We derived the consolidated financial information (except for amounts referred to as "Other Supplemental Data") for the years ended December 31, 2012 and 2011 and as of December 31, 2013, 2012 and 2011 from our audited consolidated financial statements not included in this Form 10-K. The following summary of consolidated financial information (except for amounts referred to as "Other Supplemental Data") has been prepared in accordance with U.S. GAAP.

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

	As of or for the year ended December 31,
	2015 (1)	2014 (1)	2013 (1)	2012	2011
	($ in millions, except per share data and as noted)
Income Statement Data:
Revenue:
Premiums and other considerations	$5,310.3	$3,722.9	$3,154.1	$3,219.4	$2,891.0
Fees and other revenues	3,653.1	3,482.1	3,222.2	2,626.7	2,526.7
Net investment income	3,052.1	3,257.9	3,138.4	3,254.9	3,375.3
Net realized capital gains (losses)	(51.1)	14.7	(225.2)	114.1	(122.3)

Total revenues	$11,964.4	$10,477.6	$9,289.5	$9,215.1	$8,670.7

Income from continuing operations, net of related income taxes	$1,253.2	$1,176.4	$936.1	$825.4	$674.5
Net income	$1,253.2	$1,176.4	$936.1	$825.4	$674.5
Earnings per Share Data:
Income from continuing operations, net of related income taxes, per share:
Basic	$4.11	$3.70	$2.99	$2.60	$1.92
Diluted	$4.06	$3.65	$2.95	$2.58	$1.91
Net income per share:
Basic	$4.11	$3.70	$2.99	$2.60	$1.92
Diluted	$4.06	$3.65	$2.95	$2.58	$1.91
Dividends declared per common share	$1.50	$1.28	$0.98	$0.78	$0.70
Balance Sheet Data:
Total assets	$218,685.9	$219,087.0	$208,191.4	$161,830.2	$147,271.5
Long-term debt	$3,290.8	$2,531.2	$2,601.4	$2,671.3	$1,564.8
Series A preferred stock	$—	$—	$—	$—	$—
Series B preferred stock	$—	$0.1	$0.1	$0.1	$0.1
Total stockholders' equity	$9,377.4	$10,232.0	$9,777.0	$9,703.4	$9,306.2
Other Supplemental Data:
AUM ($ in billions)	$527.4	$519.3	$483.2	$403.0	$335.0

(1)
For a discussion of items materially affecting the comparability of 2015, 2014 and 2013, please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Transactions Affecting Comparability of Results of Operations."

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following analysis discusses our financial condition as of December 31, 2015, compared with December 31, 2014, and our consolidated results of operations for the years ended December 31, 2015, 2014 and 2013, and, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our audited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-K.

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

        Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties. Those risks and uncertainties include, but are not limited to, the risk factors listed in Item 1A. "Risk Factors."

Overview

        We provide financial products and services through the following reportable segments:

  •
  Retirement and Income Solutions;

  •
  Principal Global Investors;

  •
  Principal International and

  •
  U.S. Insurance Solutions

        We also have a Corporate segment, which consists of the assets and activities that have not been allocated to any other segment. See Item 1. "Business" for a description of our reportable segments.

        In the fourth quarter of 2015 we implemented changes to our organizational structure to better align businesses, distribution teams and product offerings for future growth. Principal Funds, which included our mutual fund business and Princor, our retail broker-dealer and registered investment advisor, as well as PFA were previously reported in our Retirement and Investor Services segment. Our mutual fund business and PFA are now reported as part of our Principal Global Investors segment, while Princor is now reported as part of our Corporate segment. The Retirement and Investor Services segment has been renamed to Retirement and Income Solutions. Additionally, information used by our chief operating decision maker in assessing segment performance has changed to pre-tax operating earnings. We retrospectively applied this change to the results of our Principal International segment to remove income taxes of equity method subsidiaries that had previously been included in operating revenue and pre-tax operating earnings. Our segment results have been modified to reflect these changes, which did not have an impact on our consolidated financial statements.

Economic Factors and Trends

        Positive market performance and net customer cash flows led to account value increases in our Retirement and Income Solutions segment and AUM increases in our Principal Global Investors segment. Since account values and AUM are the base by which these businesses generate revenues, the increase in account values and AUM has contributed to the overall improvement of our operating revenues.

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

        The U.S. Insurance Solutions segment has been impacted by lower interest rates for the past few years as well as decreases in our long-term interest rate assumptions. The current low interest rate environment has caused spread compression, whereas the decrease in long-term interest rate assumptions has led to higher reserves and unlocking of our DAC and other actuarial balances in the segment.

Profitability

        Our profitability depends in large part upon our:

  •
  amount of AUM;

  •
  ability to manage the difference between the investment income we earn and the interest we credit to policyholders;

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

Valuation and Impairment of Fixed Income Investments

        Fixed Maturities.    Fixed maturities include bonds, asset-backed securities ("ABS"), redeemable preferred stock and certain non-redeemable preferred securities. We classify our fixed maturities as either AFS or trading and, accordingly, carry them at fair value in the consolidated statements of financial position. The fair values of our public fixed maturities are primarily based on market prices from third party pricing vendors. We have regular interactions with these vendors to ensure we understand their pricing methodologies and to confirm they are utilizing observable market information. In addition, 22% of our invested asset portfolio as of December 31, 2015, was invested in fixed maturities that are private placement assets, where there are no readily available market quotes to determine the fair market value. The majority of these assets are valued using a spread pricing matrix that utilizes observable market inputs. Securities are grouped into pricing categories that vary by sector, rating and average life. Each pricing category is assigned a risk spread based on studies of observable public market data from the investment professionals assigned to specific security classes. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation and government actions among others. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements" for further discussion.

        If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information to the extent available. As of December 31, 2015, less than 1% of our fixed maturities were valued using internal pricing models.

        A rate increase of 100 basis points would produce a total value of approximately $47.5 billion, as compared to the recorded amount of $50.0 billion related to our fixed maturity, AFS financial assets with interest rate risk held by us as of December 31, 2015. For additional information see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk".

        The $1,517.7 million decrease in net unrealized gains from U.S. investment operations for the year ended December 31, 2015, can primarily be attributed to an approximate 19 basis points increase in interest rates and widening of credit spreads.

        Fixed maturities classified as AFS are subject to impairment reviews. When evaluating fixed maturities for impairment, we consider relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events; (4) for structured securities, the adequacy of the expected cash flows and (5) our intent to sell a security or whether it is more likely than not we will be required to sell the security before recovery of its amortized cost which, in some cases, may extend to maturity. To the extent we determine that a security is deemed to be other than temporarily impaired, an impairment loss is recognized. See item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4, Investments — Other-Than-Temporary Impairments" for further discussion.

        There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include: (1) the risk that our assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer; (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; (3) the risk that our investment professionals are making decisions based on fraudulent or misstated information in the financial statements provided by issuers and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to not sell the security prior to recovery of its amortized cost. Any of these situations could result in a charge to net income in a future period. At December 31, 2015, we had $16,874.5 million in AFS fixed maturities with gross unrealized losses totaling $823.2 million. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as movement in credit spreads. Net income would be reduced by approximately $823.2 million, on a pre-tax basis, if all the securities in an unrealized loss position were deemed to be other than temporarily impaired and our intent was to sell all such securities.

        Mortgage Loans.    Mortgage loans consist primarily of commercial mortgage loans on real estate. As of December 31, 2015, the carrying value of our commercial mortgage loans was $11,237.8 million. Commercial mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances.

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

        The valuation allowance is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's periodic evaluation and assessment of the valuation allowance adequacy is based on known and inherent risks in the portfolio, adverse situations that may affect a borrower's ability to repay, the estimated value of the underlying collateral, composition of the loan portfolio, portfolio delinquency information, underwriting standards, peer group information, current economic conditions, loss experience and other relevant factors. The evaluation of our impaired loan component is subjective, as it requires the estimation of timing and amount of future cash flows expected to be received on impaired loans. For more detailed information concerning mortgage loan valuation allowances and impairments, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4, Investments — Mortgage Loan Valuation Allowance."

        We have a large experienced commercial real estate staff centrally located in Des Moines, which includes commercial mortgage underwriters, loan closers, loan servicers, engineers, appraisers, credit analysts, research staff, legal staff, information technology personnel and portfolio managers. Experienced commercial real estate senior management adheres to a disciplined process in reviewing all transactions for approval on a consistent basis. During 2015, the typical new commercial mortgage loan at origination averaged 50% loan-to-value with a 3.1 times debt service coverage ratio and was internally rated A on a bond equivalent basis. Our entire commercial mortgage loan portfolio, excluding mortgage loans held in our Principal Global Investors segment, averaged 46% loan-to-value ratio with a 2.7 times debt service coverage ratio as of December 31, 2015. The large equity cushion and strong debt service coverage in our commercial mortgage loan investments will help insulate us from stress during times of weak commercial real estate fundamentals.

Derivatives

        We primarily use derivatives to hedge or reduce exposure to market risks. The fair values of exchange-traded derivatives are determined through quoted market prices. The fair value of derivative instruments cleared through centralized clearinghouses is determined through market prices published by the clearinghouses. The fair values of non-cleared over-the-counter derivative instruments are determined using either pricing valuation models that utilize market observable inputs or broker quotes. On an absolute fair value basis as of December 31, 2015, 69% of our over-the-counter derivative assets and liabilities were valued using pricing valuation models, 24% using clearinghouse prices and the remaining 7% using broker quotes. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements" for further discussion. The fair values of our derivative instruments can be impacted by changes in interest rates, foreign exchange rates, credit spreads, equity indices and volatility, as well as other contributing factors.

        We also issue certain annuity contracts and other insurance contracts that include embedded derivatives that have been bifurcated from the host contract. They are valued using a combination of historical data and actuarial judgment. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements" for further discussion. We include our assumption for own non-performance risk in the valuation of these embedded derivatives. As our credit spreads widen or tighten, the fair value of the embedded derivative liabilities decrease or increase, leading to an increase or decrease in net income. If the current market credit spreads reflecting our own creditworthiness move to zero (tighten), the reduction to net income would be approximately $102.5 million, net of DAC and income taxes, based on December 31, 2015, reported amounts. In addition, the policyholder behavior assumptions used in the valuation of embedded derivatives include risk margins, which increase the fair value of the embedded derivative liabilities.

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

        Amortization Based on Estimated Gross Profits.    DAC for universal life-type insurance contracts and certain investment contracts are amortized over the expected lifetime of the policies in relation to estimated gross profits ("EGPs"). As of December 31, 2015, these policies accounted for 64% of our total DAC balance. In addition to DAC, the following actuarial balances are also amortized in relation to EGPs.

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

        Key assumptions used in the calculation of EGPs include mortality, morbidity, lapses, investment yield and expenses as well as the change in our liability for certain guarantees and the difference between actual and expected reinsurance premiums and recoveries, depending on the nature of the contract. We develop an estimate of EGPs at issue and each valuation date. As actual experience emerges, the gross profits may vary from those expected either in magnitude or timing, in which case a true-up to actual occurs as a charge or credit to current net income. In addition, we are required to revise our assumptions regarding future experience if actual experience or other evidence suggests that earlier estimates should be revised; we refer to this as unlocking. Both actions, reflecting actual experience and changing future estimates, can change both the current amount and the future amortization pattern of the DAC asset and related actuarial balances.

        For individual variable life insurance, individual variable annuities and group annuities that have separate account U.S. equity investment options, we utilize a mean reversion methodology (reversion to the mean assumption), a common industry practice, to determine the future domestic equity market growth rate assumption used for the calculation of EGPs. If actual annualized U.S. equity market performance varies from our 8% long-term assumption, we assume different performance levels in the short-term such that the weighted average return is equal to the long-term assumption over the mean reversion period. However, our mean reversion process generally limits assumed returns to a range of 4 - 12% during the mean reversion period.

        Amortization Based on Estimated Gross Revenues.    DAC and certain of the actuarial balances on a portion of our universal life products are amortized in proportion to estimated gross revenues rather than EGPs. Estimated gross revenues include similar assumptions as the revenue component of EGPs and the changes of future estimates and reflection of actual experience is done in the same manner as EGPs discussed above. As of December 31, 2015, these policies accounted for 6% of our total DAC balance.

        Amortization Based on Estimated Gross Margins.    DAC for participating life insurance products are amortized in proportion to estimated gross margins ("EGMs") rather than EGPs. EGMs include similar assumption items as EGPs, and amortization schedules were developed using models last updated when we stopped selling participating business in the early 2000s. Some products allow for underwritten death benefit increases and cost of living adjustments, resulting in a material amount of new DAC each year, and the amortization schedules are modified as appropriate. As of December 31, 2015, these policies accounted for 4% of our total DAC balance.

        Amortization Based on Premium-Paying Period.    DAC of non-participating term life insurance and individual disability policies are amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policyholder liabilities. Once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy unless a loss recognition event occurs. As of December 31, 2015, these policies accounted for 20% of our total DAC balance.

        Amortization Based on Service Period.    DAC of long-term service contracts are amortized in proportion to the revenue recognized or straight-line if no pattern of revenue recognition can be reasonably predicted. We amortize capitalized costs of long-term service contracts on a straight-line basis over the expected contract life. As of December 31, 2015, these contracts accounted for 6% of our total DAC balance.

        Internal Replacements.    We review policies for modifications that result in the exchange of an existing contract for a new contract. If the new contract is determined to be an internal replacement that is substantially changed from the replaced contract, any unamortized DAC and related actuarial balances are written off and acquisition costs related to the new contract are capitalized as appropriate. If the new contract is substantially unchanged from the replaced contract, we continue to amortize the existing DAC and related actuarial balances.

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

        Sensitivities.    As of December 31, 2015, the net balance of DAC and related actuarial balances, excluding balances affected by changes in other comprehensive income ("OCI"), was a $1,758.7 million asset. We perform sensitivity analyses to assess the impact that certain assumptions have on these balances. The following table shows the estimated immediate impact of various assumption changes on our DAC and related actuarial balances.

Estimated impact to net income (1)
(in millions)
Reducing the future equity return assumption by 1%	$(8)
Reducing the long-term general account net investment returns assumption by 0.5% (2)	(23)
A one-time, 10% drop in equity market values	(8)

(1)
Reflects the net impact of changes to the DAC asset, sales inducement asset, unearned revenue liability, reinsurance asset or liability, additional benefit reserves and related taxes. Includes the impact on net income of changes in DAC and related balances for our equity method subsidiaries. The DAC and related balances of the equity method subsidiaries are not included in the total DAC balance listed above as they are not fully consolidated.

(2)
Net investment return represents net investment income plus net realized capital gains (losses).

Goodwill and Other Intangible Assets

        Goodwill and other intangible assets include the cost of acquired subsidiaries in excess of the fair value of the net tangible assets recorded in connection with acquisitions. Goodwill and intangible assets with indefinite lives are not amortized; rather, we test the carrying value for impairment at least annually. Goodwill is tested at the reporting unit level, which is a business one level below the operating segment. We formally conduct our annual goodwill and other intangible asset impairment testing during the third quarter. Under certain circumstances, interim impairment tests may be required if events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value.

        In connection with our fourth quarter 2015 operating segment changes, goodwill was tested for impairment using adjusted carrying values of the new reporting units. We concluded the fair value of each reporting unit was in excess of its carrying value and goodwill was not impaired.

        The operating segments and associated reporting units at which we perform our testing are as follows:

  •
  Retirement and Income Solutions: Retirement and Income Solutions — Fee and Retirement and Income Solutions — Spread

  •
  Principal Global Investors: Equity Investments, Fixed Income Investments, Real Estate and Other Alternative Investments, Mutual Funds Complex

  •
  Principal International: countries in which Principal International does business

  •
  U.S. Insurance Solutions: Specialty Benefits Insurance and Individual Life Insurance

  •
  Corporate: Corporate subsidiaries

        U.S. GAAP permits entities to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test of the two-step goodwill impairment test. Similarly, U.S. GAAP permits entities to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of an intangible asset with an indefinite life is less than its carrying amount to determine whether it is necessary to perform a quantitative assessment. For 2014 testing, we began to utilize the qualitative approach on a limited basis for intangible assets with indefinite lives. We continue to perform a two-step test in our evaluation of the carrying value of goodwill.

        In Step 1 of the evaluation, the fair value of each reporting unit is determined and compared to the carrying value of the reporting unit. If the fair value is greater than the carrying value, then the carrying value of the reporting unit is deemed to be recoverable, and Step 2 is not required. After completion of our Step 1 analysis, it was determined that fair values exceeded the carrying amounts for all businesses one level below the operating segment and we do not currently have any business at risk of failing the Step 1 goodwill impairment test. If the fair value estimate had been less than the carrying value, it is an indicator that impairment may exist, and Step 2 would be required. In Step 2, the reporting unit's goodwill implied fair value is determined. The reporting unit's fair value as determined in Step 1 is assigned to all of its net assets (recognized and unrecognized) as if the reporting unit were acquired in a business combination as of the date of the impairment test. If the implied fair value of the reporting unit's goodwill is lower than its carrying amount, goodwill is impaired and written down to its implied fair value.

        The determination of fair value for our reporting units is primarily based on an income approach whereby we use discounted cash flows for each reporting unit. When available, and as appropriate, we use market approaches or other valuation techniques to corroborate discounted cash flow results. The discounted cash flow model used for each reporting unit is based on either income or distributable cash flow, depending on the reporting unit being valued. We use different discount rates based upon the weighted average cost of capital adjusted for risks associated with the operations.

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

        We continually monitor market conditions, events, and other external or internal factors that could trigger the need to test any of our intangibles for impairment outside of the annual testing process. In the third quarter of 2015, identified intangibles that originated from the acquisition of our mutual fund company in Brazil were deemed to be impaired, resulting in a pre-tax loss of $23.0 million recorded in operating expenses. These impairments were driven by the current macroeconomic and market conditions in Brazil, including higher discount rates and change in the mix of business.

        Intangible assets with useful lives are amortized as related benefits emerge and are reviewed periodically for indicators of impairment in value. If facts and circumstances suggest possible impairment, the sum of the estimated undiscounted future cash flows expected to result from the use of the asset is compared to the current carrying value of the asset. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized for the excess of the carrying amount of assets over their fair value. For those assets amortized as related benefits emerge, the most significant assumptions involved in the estimation of future benefits include surrender/lapse rates and interest margins.

        Other than intangible asset impairments related to our mutual fund business in Brazil, we did not recognize a material impairment in our 2015 consolidated statement of operations. In connection with our annual impairment testing process, we performed a sensitivity analysis for goodwill impairment with respect to each of our reporting units and determined that a hypothetical 10% decline in the fair value would not result in an impairment of goodwill for any reporting unit. The most significant goodwill and other intangible assets within our 2015 consolidated statement of financial position resulted from our 2013 acquisition of Cuprum, whereby we recorded $631.8 million of goodwill, and from our 2006 purchase of WM Advisors, Inc., whereby we acquired $608.0 million of investment management contracts which are considered an indefinite-lived intangible. We cannot predict certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $1,009.0 million and $1,359.2 million, respectively, as of December 31, 2015. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, interest rate movements, declines in the equity markets, the legal environment in which the businesses operate or a material negative change in our relationships with significant customers. For further information see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Nature of Operations and Significant Accounting Policies," and "Note 2, Goodwill and Other Intangible Assets."

Insurance Reserves

        Reserves are liabilities representing estimates of the amounts that will come due, at some point in the future, to or on behalf of our policyholders. U.S. GAAP, allowing for some degree of managerial judgment, provides guidance for establishing reserves.

        Future policy benefits and claims include reserves for individual traditional and group life insurance, disability and health insurance and individual and group annuities that provide periodic income payments. These reserves are computed using assumptions of mortality, morbidity, lapse, investment performance and expense. These assumptions are based on our experience, industry results, emerging trends and future expectations. For long duration insurance contracts, once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy. However, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves may also be established for short duration contracts to provide for expected future losses. Our reserve levels are reviewed throughout the year using internal analysis including, among other things, experience studies, claim development analysis and annual loss recognition analysis. To the extent experience indicates potential loss recognition, we recognize losses on certain lines of business. The ultimate accuracy of the assumptions on these long-tailed insurance products cannot be determined until the obligation of the entire block of business on which the assumptions were made is extinguished. Short-term variances of actual results from the assumptions used in the computation of the reserves are reflected in current period net income and can impact quarter-to-quarter net income.

        Future policy benefits and claims also include reserves for incurred but unreported health, disability and life insurance claims. We recognize claims costs in the period the service was provided to our policyholders. However, claims costs incurred in a particular period are not known with certainty until after we receive, process and pay the claims. We determine the amount of this liability using actuarial methods based on historical claim payment patterns as well as emerging cost trends, where applicable, to determine our estimate of claim liabilities. We also look back to assess how our prior periods' estimates developed. To the extent appropriate, changes in such development are recorded as a change to current period claim expense. Historically, the amount of the claim reserve adjustment made in subsequent reporting periods for prior period estimates have been within a reasonable range given our normal claim fluctuations.

Benefit Plans

        The reported expense and liability associated with pension and OPEB plans requires the use of assumptions. Numerous assumptions are made regarding the discount rate, expected long-term rate of return on plan assets, turnover, expected compensation increases, health care claim costs, health care cost trends, retirement rates and mortality. The discount rate and the expected return on plan assets have the most significant impact on the level of expense.

        The assumed discount rate is determined by projecting future benefit payments inherent in the Projected Benefit Obligation and discounting those cash flows using a spot yield curve for high quality corporate bonds. Our assumed discount rate for the 2015 year-end was 4.50% for Pension and 4.15% for the Welfare Plans. Typically a 0.25% decrease in the discount rate would increase the pension benefits Projected Benefit Obligation and the Net Periodic Pension Cost ("NPPC") by approximately $115.0 million and $4.6 million, respectively. Typically a 0.25% decrease in the discount rate would increase the other postretirement benefits Accumulated Postretirement Benefit Obligation by approximately $4.3 million and would have a nominal impact on the Net Periodic Benefit Cost ("NPBC"). Typically a 0.25% increase in the discount rate would result in decreases in benefit obligations and expenses at a level generally commensurate with those noted above.

        The assumed long-term rate of return on plan assets is set at the long-term rate expected to be earned based on the long-term investment policy of the plans and the various classes of the invested funds. Historical and future expected returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall long-term rate for each asset class was developed by combining a long-term inflation component, the real risk free rate of return and the associated risk premium. A weighted average rate was developed based on long-term returns for each asset class, the plan's target asset allocation policy and the tax structure of the trusts. For the 2015 NPPC and 2015 NPBC, a 7.20% and 5.36% weighted average long-term rate of return was used, respectively. For the 2016 NPPC and 2016 NPBC, a 7.20% and 5.24% weighted average long-term rate of return assumption, respectively, will be used. Typically a 0.25% decrease in the assumed long-term rate of return would increase the NPPC by approximately $5.4 million and the NPBC by approximately $1.6 million. Typically a 0.25% increase in this rate would result in a decrease to expense at the same levels. The assumed return on plan assets is based on the fair market value of plan assets as of December 31, 2015.

        The compensation increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy, including inflation.

        Actuarial gains and losses are amortized using a straight-line amortization method over the average remaining service period of employees, which is approximately 12 years for pension costs and approximately 10 years for other postretirement benefit costs. The qualified pension plan does not utilize the allowable corridor, while the nonqualified pension, as well as the welfare plans, utilize the 10% corridor. Prior service costs are amortized on a weighted average basis over approximately 2 years for pension and 2 years for other postretirement benefit costs. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Employee and Agent Benefits" for further discussion.

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

        U.S. federal and state deferred income taxes have not been provided on approximately $1,004.6 million and $824.8 million of accumulated but undistributed earnings from operations of foreign subsidiaries at December 31, 2015 and 2014, respectively. We do not record U.S. federal and state deferred income taxes on foreign earnings not expected to be distributed to the U.S. We apply an exception to the general rule, which under U.S. GAAP otherwise requires the recording of U.S. deferred income taxes on the anticipated repatriation of foreign earnings as recognized for financial reporting purposes. The exception permits us to not record a U.S. deferred income tax liability on foreign earnings we expect to be indefinitely reinvested in our foreign operations. The related deferred income taxes will be recorded in the period it becomes apparent we can no longer positively assert some or all the undistributed earnings will remain invested into the foreseeable future.

        Inherent in the provision for income taxes are estimates and our expectations regarding the deductibility of certain items, the timing of income and expense recognition, future performance and the current or future realization of operating losses, capital losses and certain tax credits. We regularly evaluate the capital needs of our domestic and foreign operations considering all available information, including operating and capital plans, regulatory capital requirements, parent company financing and cash flow needs, as well as tax laws applicable to our domestic and foreign subsidiaries. In the event these estimates differ from our prior estimates due to the receipt of new information, we may be required to significantly change the provision for income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated financial statements in the year these estimates change. A further significant decline in value of assets incorporated into our tax planning strategies could lead to an increase of our valuation allowance on deferred tax assets having an adverse effect on current and future results. In management's judgment, total deferred income tax assets are more-likely-than-not to be realized.

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

        We had $229.9 million and $298.3 million of current income tax receivables associated with outstanding audit issues reported as other assets in our consolidated statements of financial position as of December 31, 2015 and 2014, respectively. We believe that we have adequate defenses against, or sufficient provisions for, the contested issues, but final resolution of contested issues could take several years while legal remedies are pursued. Consequently, we do not anticipate the ultimate resolution of audits ongoing or not yet commenced to have a material impact on our net income.

Transactions Affecting Comparability of Results of Operations

Acquisitions

        We entered into acquisition agreements for the following businesses.

        AXA Hong Kong Pension Business.    On September 1, 2015, we finalized the purchase of AXA's MPF and ORSO pension business in Hong Kong for $335.5 million. As part of the transaction, we entered into an exclusive 15-year distribution agreement with AXA to provide co-branded pension products through AXA's extensive agency network in Hong Kong. We more than doubled the AUM in our Hong Kong pension business to $5.9 billion. AXA's MPF and ORSO pension business is consolidated within our Principal International segment.

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

        Cuprum.    On February 4, 2013, we finalized the purchase of Cuprum, a premier pension manager in Chile. As a result of the public tender offer, we initially acquired a 91.55% ownership stake in Cuprum for a purchase price of $1.3 billion. Cuprum had $34.3 billion in AUM at the time of acquisition and is consolidated within our Principal International segment.

Other

        Actuarial Assumption Updates.    We periodically review and update actuarial assumptions that are inputs to the models for DAC and other actuarial balances and make model refinements as necessary. During the third quarter of 2015, assumption updates and model refinements were made resulting in an unlocking of DAC and other actuarial balances that increased total company net income by $26.2 million for the year ended December 31, 2015. The net positive segment pre-tax operating earnings impact was $48.1 million, which was comprised of $76.8 million for our U.S. Insurance Solutions segment and $(28.7) million for our Retirement and Income Solutions segment for the year ended December 31, 2015.

        During the third quarter of 2014, assumption updates and model refinements were made resulting in an unlocking of DAC and other actuarial balances that increased total company net income by $45.3 million for the year ended December 31, 2014. The net positive segment pre-tax operating earnings impact was $62.6 million, which was comprised of $60.0 million for our U.S. Insurance Solutions segment and $2.6 million for our Retirement and Income Solutions segment for the year ended December 31, 2014.

        Our review and update of actuarial assumptions in 2013 did not result in a material impact to net income.

        The individual life insurance business actuarial assumption updates and model refinements had the most significant impact and affected several line items within our income statement. The following table presents the increase (decrease) on the individual life insurance income statement line items for the years ended December 31, 2015 and 2014. The impact for the year ended December 31, 2013, was not material.

	For the year ended December 31,
	2015	2014
	(in millions)
Pre-tax operating earnings	$64.6	$60.0
Fee revenues	(3.0)	3.1
Benefits, claims and settlement expenses	(43.5)	(131.6)
Operating expenses	(24.1)	74.7

        Chilean Legal Entity Merger.    In January 2015, we received regulatory approval and executed upon the merger of two of our Chilean legal entities. As a result of the merger, we recognized a $105.2 million benefit in net income available to common stockholders in first quarter 2015 to reflect a change in deferred tax balances related to the merged entity.

        Liongate Capital Management LLP and Liongate Limited.    On May 1, 2013, we finalized the purchase of a 55% interest in Liongate Capital Management LLP and Liongate Limited ("Liongate"), a global alternative investment boutique based in London and New York. Liongate is focused on managing portfolios of hedge funds. The purchase price was $44.0 million. Liongate had $1.4 billion in AUM at the time of acquisition and was accounted for on the equity method within our Principal Global Investors segment. In the fourth quarter of 2014, we impaired our investment in Liongate.

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

        Foreign currency exchange rate fluctuations create variances in our financial statement line items. The most significant impact occurs within our Principal International segment where pre-tax operating earnings were negatively impacted $69.3 million for the year ended December 31, 2015, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk."

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

Employee and Agent Benefits Expense

        The 2015 annual defined benefit pension expense for substantially all of our employees and certain agents was $123.4 million pre-tax, which is a $38.4 million increase from the 2014 pre-tax pension expense of $85.0 million. This increase is due to a decrease in the discount rate from 4.90% for 2014 to 4.00% for 2015 and a change in the mortality assumptions. Offsetting these increases were a better than expected asset return in 2014 and an increase in the expected long-term return on plan assets to 7.20% for 2015 from 6.75% used in 2014.

        The 2016 annual defined benefit pension expense for substantially all of our employees and certain agents is expected to be $119.7 million pre-tax, which is a $3.7 million decrease from the 2015 pre-tax pension expense of $123.4 million. This decrease is due to an increase in the discount rate from 4.00% for 2015 to 4.50% for 2016, offset by less than expected investment returns in 2015. The expected long-term return on plan assets is 7.20% for 2016 and 2015.

        The 2015 annual OPEB plan income for employees and certain agents was $38.8 million pre-tax, which is a $9.5 million decrease from the 2014 pre-tax OPEB income of $48.3 million. The 2015 income includes an expense of $5.8 million due to certain adjustments related to dental plan benefits during the fourth quarter. The weighted average expected long-term return on plan assets used to develop the income in 2015 was 5.36%, which was based on weighted average expected long-term asset returns for the medical, life and long-term care plan. The discount rate used to develop the 2015 income decreased to 4.00%, down from 4.90% used in 2014. The mortality table was changed for the calculation of the OPEB liabilities as well, but it had less impact than on pension expense.

        The 2016 annual OPEB plan income for employees and certain agents is expected to be $43.5 million pre-tax, which is a $4.7 million increase from the 2015 pre-tax OPEB income of $38.8 million. The 2016 OPEB plan income reflects a $15.5 million reduction in the accumulated postretirement benefit obligation due to a plan change in post-65 medical coverage for employees who retired from January 1, 1992 to December 31, 2010. The weighted average expected long-term return on plan assets used to develop the income in 2016 is 5.24%, which was based on weighted average expected long-term asset returns for the medical, life and long-term care plan. The discount rate used to develop the 2016 income increased to 4.15%, up from 4.00% used in 2015.

        The mortality assumption model is the same for both 2015 and 2016 expense for all plans; however, 2016 reflects an update for 2 additional years of experience released by the Social Security Administration in 2015, which caused virtually no change in any of the plans' expenses.

Impact of Low Interest Rate Environment

        The exposure from the low interest rates is reflected in a reduction in the difference between the investment income we earn and the interest we credit to our customers. Some of our products, primarily our fixed deferred annuity, general account group annuity and universal life insurance products, include guaranteed minimum interest rates. During periods of low or declining interest rates, borrowers may prepay or redeem mortgages and fixed maturities that are invested to support our product obligations, which would force us to reinvest the proceeds at lower interest rates. The resulting lower net investment income may make it more difficult for us to maintain our desired difference between the investment income we earn and the interest we credit to our customers and thereby reduce our profitability. See Item 7A. "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk" for a presentation of the differences between the interest rates being credited to contractholders and the respective guaranteed minimum interest rates within the Retirement and Income Solutions and U.S. Insurance Solutions segments.

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

        Declining or low interest rates could impact the discount rate assumption used for the purposes of valuing reserves and our pension and OPEB obligations. A decrease in the discount rate could result in higher reserves as well as unlocking of DAC and other actuarial balances and an increase in the annual pension and OPEB expense.

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

Recent Accounting Changes

        For recent accounting changes, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies" under the caption, "Recent Accounting Pronouncements."

Results of Operations

        The following table presents summary consolidated financial information for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2015 vs. 2014	2014 vs. 2013
	2015	2014	2013
	(in millions)
Revenues:
Premiums and other considerations	$5,310.3	$3,722.9	$3,154.1	$1,587.4	$568.8
Fees and other revenues	3,653.1	3,482.1	3,222.2	171.0	259.9
Net investment income	3,052.1	3,257.9	3,138.4	(205.8)	119.5
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(20.9)	92.7	(109.2)	(113.6)	201.9
Net other-than-temporary impairment (losses) recoveries on available-for-sale securities	(0.8)	23.8	(91.5)	(24.6)	115.3
Other-than-temporary impairment losses on fixed maturities available-for-sale reclassified from other comprehensive income	(29.4)	(101.8)	(24.5)	72.4	(77.3)

Net impairment losses on available-for-sale securities	(30.2)	(78.0)	(116.0)	47.8	38.0

Net realized capital gains (losses)	(51.1)	14.7	(225.2)	(65.8)	239.9

Total revenues	11,964.4	10,477.6	9,289.5	1,486.8	1,188.1
Expenses:
Benefits, claims and settlement expenses	6,697.7	5,231.0	4,683.6	1,466.7	547.4
Dividends to policyholders	163.5	177.4	189.0	(13.9)	(11.6)
Operating expenses	3,672.4	3,574.3	3,292.9	98.1	281.4

Total expenses	10,533.6	8,982.7	8,165.5	1,550.9	817.2

Income before income taxes	1,430.8	1,494.9	1,124.0	(64.1)	370.9
Income taxes	177.6	318.5	187.9	(140.9)	130.6

Net income	1,253.2	1,176.4	936.1	76.8	240.3
Net income attributable to noncontrolling interest	19.2	32.3	23.4	(13.1)	8.9

Net income attributable to Principal Financial Group, Inc.	1,234.0	1,144.1	912.7	89.9	231.4
Less:
Preferred stock dividends	16.5	33.0	33.0	(16.5)	—
Excess of redemption value over carrying value of preferred shares redeemed	8.2	—	—	8.2	—

Net income available to common stockholders	$1,209.3	$1,111.1	$879.7	$98.2	$231.4

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

  Net Income Available to Common Stockholders

        Net income available to common stockholders increased primarily due to a change in deferred tax balances related to the merger of two of our Chilean legal entities, partially offset by net realized capital losses in 2015 as compared to net realized capital gains in 2014 primarily due to decreased gains on sales of real estate investments and joint venture real estate and a write-off of unamortized book value on corporate owned real estate in 2015. This was partially offset by an impairment of Liongate, an equity method investment, in 2014.

  Total Revenues

        Premiums increased $1,426.9 million for the Retirement and Income Solutions segment primarily due to higher sales of single premium group and individual annuities with life contingencies. The single premium group product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore premiums tend to vary from period to period.

        Fee revenues increased $88.5 million for the Principal Global Investors segment primarily due to higher management fee revenue as a result of increased AUM. Fee revenues increased $52.9 million for the Corporate segment primarily due to income on a tax indemnification.

        Net investment income decreased primarily due to lower investment yields and prepayments on invested assets and cash in our U.S. Operations. In addition, net investment income decreased due to the weakening of the Latin American currencies against the U.S. dollar, lower inflation-based investment returns on average invested assets and cash as a result of lower inflation in Chile and unfavorable market changes on our required regulatory investment in the pension funds of our Chilean pension company. For additional information, see "Investments — Investment Results."

        Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. We had net realized capital losses in 2015 as compared to net realized capital gains in 2014 primarily due to decreased gains on sales of real estate investments and joint venture real estate, write-off of unamortized book value on corporate owned real estate in 2015 and increased losses on derivatives not designated as hedging instruments. This was partially offset by an impairment of Liongate, an equity method investment, in 2014. For additional information, see "Investments — Investment Results."

  Total Expenses

        Benefits, claims and settlement expenses increased $1,391.5 million for the Retirement and Income Solutions segment primarily due to an increase in reserves resulting from higher sales of single premium group and individual annuities with life contingencies.

        Operating expenses increased $64.5 million for the Retirement and Income Solutions segment primarily due to an unfavorable DAC unlocking associated with the review and update of our actuarial assumptions in 2015 and an increase in staff related costs including pension and OPEB. Operating expenses increased $48.1 million for the Principal Global Investors segment primarily due to expenses supporting growth in the business.

  Income Taxes

        The effective income tax rates were 12% and 21% for the years ended December 31, 2015 and 2014, respectively. The effective income tax rate for the year ended December 31, 2015, was lower than the U.S. statutory rate of 35% ("U.S. statutory rate") primarily due to income tax deductions allowed for corporate dividends received, a change in deferred tax balances related to the merger of two of our Chilean legal entities and the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income, partially offset by the negative impact of a court ruling on some uncertain tax positions. The effective income tax rate for the year ended December 31, 2014, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income and tax credits, partially offset by an increase in net deferred tax liabilities resulting from the third quarter 2014 enactment of tax legislation in Chile. The effective income tax rate decreased to 12% from 21% for the years ended December 31, 2015 and 2014, respectively, primarily due to a change in deferred tax balances related to the merger of two of our Chilean legal entities, a change in net deferred tax liabilities resulting from the third quarter 2014 enactment of tax legislation in Chile not replicated in 2015, partially offset by the negative impact of a court ruling on some uncertain tax positions.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

  Net Income Available to Common Stockholders

        Net income available to common stockholders increased primarily due to double digit earnings growth in all of the segments, lower net realized capital losses associated with derivatives not designated as hedging instruments and gains on fixed maturities. These increases were partially offset by an increase in net deferred tax liabilities resulting from the third quarter 2014 enactment of tax legislation in Chile and the impact of a court ruling on some uncertain tax positions in the second quarter of 2014.

  Total Revenues

        Premiums increased $539.0 million for the Retirement and Income Solutions segment primarily due to higher sales of single premium group and individual annuities with life contingencies.

        Fee revenues increased $138.6 million for the Retirement and Income Solutions segment primarily due to higher fees stemming from an increase in average account values, which resulted from positive equity market performance and growth in the business. Fee revenue increased $74.4 million for the Principal Global Investors segment primarily due to higher management fee revenue due to increased AUM. The increase in management fee revenue was partially offset by a decrease in performance fees primarily seen in alternative strategies.

        Net investment income increased due to higher inflation-based investment returns on average invested assets and cash as a result of higher inflation in Chile and favorable market changes on our required regulatory investment in the pension funds of our Chilean pension company. These increases were partially offset by the weakening of the Chilean peso against the U.S. dollar and lower yields on average invested assets and cash in our U.S. operations. For additional information, see "Investments — Investment Results."

        Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. Net realized capital gains (losses) improved due to lower losses on derivatives not designated as hedging instruments and gains on fixed maturities. For additional information, see "Investments — Investment Results."

  Total Expenses

        Benefits, claims and settlement expenses increased $463.5 million for the Retirement and Income Solutions segment primarily due to an increase in reserves resulting from higher sales of single premium group and individual annuities with life contingencies.

        Operating expenses increased $115.0 million for the U.S. Insurance Solutions segment primarily due to DAC unlocking associated with actuarial model and assumption updates in 2014. Operating expenses increased $113.2 million for the Retirement and Income Solutions segment primarily due to higher sub-advisory fee costs stemming from an increase in average account values, which resulted from positive equity market performance, an increase in non-deferrable distribution costs and an increase in DAC amortization related to individual annuities.

  Income Taxes

        The effective income tax rates were 21% and 17% for the years ended December 31, 2014 and 2013, respectively. The effective income tax rate for the year ended December 31, 2014 was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income and tax credits, partially offset by an increase in net deferred tax liabilities resulting from the third quarter 2014 enactment of tax legislation in Chile. The effective income tax rate for the year ended December 31, 2013, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments in net investment income and lower tax rates of foreign jurisdictions. The effective income tax rate increased to 21% from 17% for the years ended December 31, 2014 and 2013, respectively, primarily due to an increase in net deferred tax liabilities resulting from the third quarter 2014 enactment of tax legislation in Chile.

Results of Operations by Segment

        For results of operations by segment see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 16, Segment Information."

Retirement and Income Solutions Segment

Retirement and Income Solutions Trends

        Several key factors impact revenue and earnings growth in the Retirement and Income Solutions segment. These factors include: the ability of our distribution channels to generate new sales and retain existing business; pricing decisions that take account of competitive conditions, persistency, investment returns, mortality trends, and operating expense levels; investment management performance; equity market returns and interest rate changes. Profitability ultimately depends on our ability to price products and invest assets at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring and administering those products.

        Net revenue is a key metric used to understand Retirement and Income Solutions earnings growth. Net revenue is defined as operating revenues less benefits, claims and settlement expenses less dividends to policyholders. Net revenue from Retirement and Income Solutions — Fee is primarily fee based and is impacted by changes in the equity markets. Net revenue from Retirement and Income Solutions — Spread is driven by the difference between investment income earned on the underlying general account assets and the interest rate credited to the contracts. Retirement and Income Solutions — Fee net revenue has grown due to improvement in the equity markets as well as growth in the block of business. Retirement and Income Solutions — Spread net revenue has decreased due to a decline in variable investment income.

        The following table presents the Retirement and Income Solutions segment net revenue for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2015 vs. 2014	2014 vs. 2013
	2015	2014	2013
	(in millions)
Net revenue:
Retirement and Income Solutions — Fee	$1,573.5	$1,563.7	$1,388.8	$9.8	$174.9
Retirement and Income Solutions — Spread	437.6	470.2	496.4	(32.6)	(26.2)

Total Retirement and Income Solutions	$2,011.1	$2,033.9	$1,885.2	$(22.8)	$148.7

Retirement and Income Solutions Segment Summary Financial Data

        The following table presents certain summary financial data relating to the Retirement and Income Solutions segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2015 vs. 2014	2014 vs. 2013
	2015	2014	2013
	(in millions)
Operating revenues:
Premiums and other considerations	$3,011.4	$1,584.5	$1,045.5	$1,426.9	$539.0
Fees and other revenues	1,338.8	1,309.7	1,171.1	29.1	138.6
Net investment income	1,816.7	1,905.5	1,995.9	(88.8)	(90.4)

Total operating revenues	6,166.9	4,799.7	4,212.5	1,367.2	587.2
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	4,155.8	2,765.8	2,327.3	1,390.0	438.5
Operating expenses	1,271.0	1,182.7	1,132.7	88.3	50.0

Total expenses	5,426.8	3,948.5	3,460.0	1,478.3	488.5

Pre-tax operating earnings	$740.1	$851.2	$752.5	$(111.1)	$98.7

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

  Pre-Tax Operating Earnings

        Pre-tax operating earnings decreased $85.0 million in our Fee business primarily due to an unfavorable DAC unlocking associated with the review and update of our actuarial assumptions in 2015 and an increase in staff related costs including pension and OPEB. Pre-tax operating earnings decreased $26.1 million in our Spread business primarily due to a decrease in variable investment income resulting from a decline in loan prepayment activity and associated fees.

  Net Revenue

        Net revenue decreased $32.6 million in our Spread business primarily due to a decrease in variable investment income resulting from a decline in loan prepayment activity and associated fees. Net revenue increased $9.8 million in our Fee business primarily due to higher fees stemming from growth in the business and an increase in average account values.

  Operating Expenses

        Operating expenses increased $94.8 million in our Fee business primarily due to an unfavorable DAC unlocking associated with the review and update of our actuarial assumptions in 2015 and an increase in staff related costs including pension and OPEB.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

  Pre-Tax Operating Earnings

        Pre-tax operating earnings increased $127.5 million in our Fee business primarily due to higher fees stemming from an increase in average account values, which resulted from positive equity market performance and growth in the business. Pre-tax operating earnings decreased $28.8 million in our Spread business primarily due to a decrease in net interest margin.

  Net Revenue

        Net revenue increased $174.9 million in our Fee business primarily due to higher fees stemming from an increase in average account values, which resulted from positive equity market performance and growth in the business.

  Operating Expenses

        Operating expenses increased $47.4 million in our Fee business primarily due to higher sub-advisory fee costs stemming from an increase in average account values, which resulted from positive equity market performance, an increase in non-deferrable distribution costs and an increase in DAC amortization related to individual variable annuities.

Principal Global Investors Segment

Principal Global Investors Trends

        Our overall AUM increased $18.1 billion in 2015 due to continued strong portfolio management as well as positive net cash flows resulting from strong distribution results. We also continue to expand our global presence and experience success in winning institutional asset management mandates and other deposits.

        The following table provides a summary of Principal Global Investors' affiliated, institutional and retail AUM as of the years indicated:

As of	Affiliated AUM	Institutional AUM	Retail AUM	Total AUM
	(in billions)
December 31, 2015	$164.0	122.0	$74.8	$360.8
December 31, 2014	157.5	114.0	71.2	342.7
December 31, 2013	147.6	109.4	61.8	318.8

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

        The following table presents the AUM rollforward for assets managed by Principal Global Investors for the periods indicated:

	For the year ended December 31,
	2015	2014	2013
	(in billions)
AUM, beginning of period	$342.7	$318.8	$283.7
Net cash flow (1)	15.5	6.4	7.6
Investment performance (2)	0.6	19.9	29.2
Other (3)	0.1	(2.4)	(3.1)
Operations acquired (4)	1.9	—	1.4

AUM, end of period	$360.8	$342.7	$318.8

(1)
Positive net cash flows are primarily due to continued strong distribution results.

(2)
Variations in investment performance are primarily the result of fluctuations in market performance over time.

(3)
Primarily reflects the transfer of assets between managers and the effect of exchange rates in 2014 and the transfer of cash needed for the Cuprum acquisition in 2013.

(4)
Reflects assets managed by Principal Global Investors resulting from the acquisition of AXA's MPF and ORSO pension business in September 2015 and the acquisition of Liongate in May 2013.

        The following table presents certain summary financial data relating to the Principal Global Investors segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2015 vs. 2014	2014 vs. 2013
	2015	2014	2013
	(in millions)
Operating revenues:
Fees and other revenues	$1,335.4	$1,246.9	$1,172.5	$88.5	$74.4
Net investment income	8.1	10.5	17.2	(2.4)	(6.7)

Total operating revenues	1,343.5	1,257.4	1,189.7	86.1	67.7
Expenses:
Total expenses	950.6	894.9	883.5	55.7	11.4
Pre-tax operating earnings attributable to noncontrolling interest	4.4	12.4	16.6	(8.0)	(4.2)

Pre-tax operating earnings	$388.5	$350.1	$289.6	$38.4	$60.5

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

  Pre-Tax Operating Earnings

        Pre-tax operating earnings increased due to higher management fee revenue as a result of increased AUM, performance fees realized in our real estate business and our increased ownership in Columbus Circle Investors. These increases were partially offset by increased expenses to support our business.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

  Pre-Tax Operating Earnings

        Pre-tax operating earnings increased due to higher management fee revenue as a result of increased AUM as well as our increased ownership in Columbus Circle Investors. These increases were partially offset by a decrease in performance fees primarily in our alternative strategies as well as expense increases to support our business.

Principal International Segment

Principal International Trends

        Our Principal International businesses focus on countries with growing middle classes, favorable demographics and increasing long-term savings, ideally with defined contribution retirement markets. With variations depending upon the specific country, we have targeted these markets for sales of retirement and related products and services, including mutual funds, asset management, income annuities and life insurance accumulation products to businesses and individuals.

        We have pursued our international strategy through a combination of acquisitions, start-up operations and joint ventures, which require infusions of capital consistent with our strategy of long-term growth and profitability.

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

        The following table presents the Principal International segment AUM rollforward for the years indicated:

	For the year ended December 31,
	2015	2014	2013
	(in billions)
AUM, beginning of period	$114.6	$104.5	$69.3
Net cash flow (1)	9.3	13.1	8.5
Investment performance (2)	7.7	11.0	3.6
Operations acquired (3)	4.0	—	34.3
Effect of exchange rates	(27.3)	(13.5)	(11.1)
Other (4)	1.6	(0.5)	(0.1)

AUM, end of period	$109.9	$114.6	$104.5

(1)
Positive net cash flows are primarily due to continued strong distribution results.

(2)
Variations in investment performance are primarily the result of fluctuations in market performance over time.

(3)
Reflects the acquisition of AXA's MPF and ORSO pension business in September 2015, Finansa Asset Management Limited in January 2015 and Cuprum in February 2013.

(4)
Includes $1.9 billion transfer of CIMB-Principal Islamic Asset Management Sdn. Bhd from Principal Global Investors in April 2015.

        Net revenue is a key metric used to understand the earnings growth for the Principal International segment. The following table presents the net revenue of the Principal International segment for the years indicated.

	For the year ended December 31,			Increase (decrease)
				2015 vs. 2014	2014 vs. 2013
	2015	2014	2013
	(in millions)
Net revenue	$655.6	$717.0	$633.8	$(61.4)	$83.2

        Net revenue decreased in 2015 as compared to 2014 primarily due to the weakening of the Latin American currencies against the U.S. dollar partially offset by higher earnings in our equity method investment in Brazil. Net revenue increased in 2014 as compared to 2013 primarily due to the acquisition and growth of our Chilean pension company and favorable market changes on our required regulatory investment in the pension funds in Chile. These increases were partially offset by the weakening of the Chilean peso against the U.S. dollar.

        The following table presents certain summary financial data relating to the Principal International segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2015 vs. 2014	2014 vs. 2013
	2015	2014	2013
	(in millions)
Operating revenues:
Premiums and other considerations	$252.9	$225.7	$291.6	$27.2	$(65.9)
Fees and other revenues	401.8	438.9	404.4	(37.1)	34.5
Net investment income	565.9	665.2	505.2	(99.3)	160.0

Total operating revenues	1,220.6	1,329.8	1,201.2	(109.2)	128.6
Expenses:
Benefits, claims and settlement expenses	565.0	612.8	567.4	(47.8)	45.4
Operating expenses	387.6	361.8	333.9	25.8	27.9

Total expenses	952.6	974.6	901.3	(22.0)	73.3
Pre-tax operating earnings (losses) attributable to noncontrolling interest	(3.3)	2.5	5.5	(5.8)	(3.0)

Pre-tax operating earnings	$271.3	$352.7	$294.4	$(81.4)	$58.3

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

  Pre-Tax Operating Earnings

        Pre-tax operating earnings decreased primarily due to the weakening of the Latin American currencies against the U.S. dollar, unfavorable market changes on our required regulatory investment in the pension funds of our Chilean pension company and the intangible asset impairments in our mutual fund company in Brazil in third quarter 2015. These were partially offset by higher earnings in our equity method investments in Brazil and China.

  Operating Revenues

        Premiums increased primarily due to higher sales of single premium annuities with life contingencies in Chile partially offset by the weakening of the Chilean peso against the U.S. dollar.

        Fees and other revenues decreased primarily due to the weakening of the Latin American currencies against the U.S. dollar. This decrease was partially offset by higher fees from higher average AUM in Hong Kong following the AXA acquisition in September 2015 and in Chile.

        Net investment income decreased primarily due to the weakening of the Latin American currencies against the U.S. dollar, lower inflation-based investment returns on average invested assets and cash as a result of lower inflation in Chile and unfavorable market changes on our required regulatory investment in the pension funds of our Chilean pension company. These were partially offset by higher earnings in our equity method investments in Brazil and China and higher investment income in Hong Kong following the AXA acquisition in September 2015.

  Total Expenses

        Benefits, claims and settlement expenses decreased in Chile primarily due to the weakening of the Chilean peso against the U.S. dollar and a decrease in the change in reserves due to lower inflation-based interest crediting rates to customers. These decreases were partially offset by higher sales of single premium annuities with life contingencies.

        Operating expenses increased primarily due to the intangible asset impairments in our mutual fund company in Brazil in third quarter 2015.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

  Pre-Tax Operating Earnings

        Pre-tax operating earnings increased primarily due to the acquisition and growth of our Chilean pension company and favorable market changes on our required regulatory investment in the pension funds of our Chilean pension company. These increases were partially offset by the weakening of the Chilean peso against the U.S. dollar.

  Operating Revenues

        Premiums decreased in Chile primarily due to the weakening of the Chilean peso against the U.S. dollar and lower sales of single premium annuities with life contingencies.

        Fees and other revenues increased primarily due to the acquisition and growth of our pension company in Chile partially offset by the weakening of the Chilean peso against the U.S. dollar.

        Net investment income increased primarily due to the higher inflation-based investment returns on average invested assets and cash as a result of higher inflation in Chile and favorable market changes on our required regulatory investment in the pension funds of our Chilean pension company partially offset by the weakening of the Chilean peso against the U.S. dollar.

  Total Expenses

        Benefits, claims and settlement expenses increased in Chile primarily due to higher inflation-based interest crediting rates to customers partially offset by lower sales of single premium annuities with life contingencies and the weakening of the Chilean peso against the U.S. dollar.

        Operating expenses increased primarily due to the acquisition and growth of our Chilean pension company and higher Principal International infrastructure costs partially offset by the weakening of the Chilean peso against the U.S. dollar.

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

U.S. Insurance Solutions Insurance Trends

        Premium and fees are a key metric for growth in the U.S. Insurance Solutions segment. We receive premiums on our specialty benefits insurance products as well as our traditional life insurance products. Fees are generated from our specialty benefits fee-for-service products as well as our universal life and variable universal life insurance products.

        Premium and fees are influenced by economic, industry and regulatory trends. In our specialty benefits insurance business, premium and fees growth is a result of strong sales and retention, as well as continued in-group growth. In our individual life insurance business, we have intentionally decreased sales of certain interest sensitive products in favor of more traditional products due to the low interest rate environment.

        The following table presents the U.S. Insurance Solutions segment premium and fees for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2015 vs. 2014	2014 vs. 2013
	2015	2014	2013
	(in millions)
Premium and fees:
Specialty benefits insurance	$1,732.6	$1,591.4	$1,492.7	$141.2	$98.7
Individual life insurance	966.1	935.7	907.1	30.4	28.6

U.S. Insurance Solutions Segment Summary Financial Data

        The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2015 vs. 2014	2014 vs. 2013
	2015	2014	2013
	(in millions)
Operating revenues:
Premiums and other considerations	$2,045.9	$1,913.8	$1,816.5	$132.1	$97.3
Fees and other revenues (1)	652.6	613.1	583.1	39.5	30.0
Net investment income	742.1	735.7	706.8	6.4	28.9

Total operating revenues	3,440.6	3,262.6	3,106.4	178.0	156.2
Expenses:
Benefits, claims and settlement expenses (1)	1,964.1	1,842.9	1,836.2	121.2	6.7
Dividends to policyholders	163.2	176.2	187.5	(13.0)	(11.3)
Operating expenses (1)	883.8	899.4	792.1	(15.6)	107.3

Total expenses	3,011.1	2,918.5	2,815.8	92.6	102.7

Pre-tax operating earnings (1)	$429.5	$344.1	$290.6	$85.4	$53.5

(1)
For further details related to the impact associated with actuarial assumption updates and model refinements on results for 2015 and 2014, see "Transactions Affecting Comparability of Results of Operations — Actuarial Assumption Updates."

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

  Pre-Tax Operating Earnings

        Pre-tax operating earnings increased $44.2 million in our individual life insurance business primarily due to improved mortality and a more favorable impact from unlocking associated with assumption updates and model refinements in 2015 than in 2014. Pre-tax operating earnings increased $41.2 million in our specialty benefits insurance business primarily due to more favorable claim experience, growth, a favorable impact from assumption updates and model refinements and the recovery of reinsurance premiums. These increases were partially offset by higher sales related expenses and staff related costs, including pension and OPEB.

  Operating Revenues

        Premium and fees increased $141.2 million in our specialty benefits insurance business primarily due to growth in the business and the recovery of reinsurance premiums, partially offset by an unfavorable impact from assumption updates and model refinements.

  Total Expenses

        Benefits, claims and settlement expenses increased $81.7 million in our individual life insurance business primarily due to a less favorable impact from unlocking associated with assumption updates and model refinements in 2015 than in 2014, which was partially offset by improved mortality. Benefits, claims and settlement expenses increased $39.5 million in our specialty benefits insurance business primarily due to growth in the business, which was partially offset by more favorable claim experience and a favorable impact from assumption updates and model refinements.

        Operating expenses decreased $75.9 million in our individual life insurance business primarily due to a more favorable impact from unlocking associated with assumption updates and model refinements in 2015 than in 2014, which was partially offset by higher expenses related to growth in the business. Operating expenses increased $60.3 million in our specialty benefits insurance business primarily due to growth in the business, higher staff related costs, including pension and OPEB and reimbursement of a reinsurance expense allowance.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

  Pre-Tax Operating Earnings

        Pre-tax operating earnings increased $36.1 million in our individual life insurance business primarily due to favorable unlocking associated with actuarial model and assumption updates in 2014 and higher prepayment fees, partially offset by higher mortality. Pre-tax operating earnings increased $17.4 million in our specialty benefits insurance business primarily due to growth in the business and lower frequency and severity of dental claims.

  Operating Revenues

        Premiums and fees increased $98.7 million in our specialty benefits insurance business primarily due to growth as a result of strong sales and retention, as well as improving employment and salary trends. Premiums and fees increased $28.6 million in our individual life insurance business primarily due to strong sales and retention.

        Net investment income increased due to an increase in average invested assets and higher prepayment fees.

  Total Expenses

        Benefits, claims and settlement expenses increased $61.4 million in our specialty benefits insurance business primarily due to growth in the business partially offset by lower frequency and severity of dental claims. Benefits, claims and settlement expenses decreased $54.7 million in our individual life insurance business primarily due to favorable unlocking associated with actuarial model and assumption updates in 2014, partially offset by higher mortality and growth in the business.

        Operating expenses increased $82.6 million in our individual life insurance business primarily due to DAC unlocking associated with actuarial model and assumption updates in 2014. Operating expenses increased $24.7 million in our specialty benefits insurance business primarily due to growth in the business.

Corporate Segment

Corporate Segment Summary Financial Data

        The following table presents certain summary financial data relating to the Corporate segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2015 vs. 2014	2014 vs. 2013
	2015	2014	2013
	(in millions)
Operating revenues:
Total operating revenues	$(50.5)	$(40.3)	$(51.2)	$(10.2)	$10.9
Expenses:
Total expenses	134.7	117.2	140.8	17.5	(23.6)
Pre-tax operating earnings attributable to noncontrolling interest	7.1	17.5	1.1	(10.4)	16.4

Pre-tax operating losses	$(192.3)	$(175.0)	$(193.1)	$(17.3)	$18.1

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

  Pre-Tax Operating Losses

        Pre-tax operating losses increased primarily due to higher interest expense associated with the debt issuances that occurred in the second quarter of 2015.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

  Pre-Tax Operating Losses

        Pre-tax operating losses decreased primarily due to lower interest expense on corporate debt and litigation settlement expenses in 2013.

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

        We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised against the company at inopportune times. For example, as of December 31, 2015, approximately $8.4 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain surrender charges and other provisions limiting early surrenders.

        The following table summarizes the withdrawal characteristics of our domestic general account investment contracts as of December 31, 2015.

	Contractholder funds	Percentage
	(in millions)
Not subject to discretionary withdrawal	$9,360.7	33.2%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	6,303.5	22.3
Market value adjustments	5,530.7	19.6
Subject to discretionary withdrawal without adjustments	7,035.3	24.9

Total domestic investment contracts	$28,230.2	100.0%

        Universal life insurance and certain traditional life insurance policies are also subject to discretionary withdrawals by policyholders. However, life insurance policies tend to be less susceptible to withdrawal than our investment contracts because policyholders may be subject to a new underwriting process in order to obtain a new life insurance policy. In addition, our life insurance liabilities include surrender charges to discourage early surrenders.

        As of both December 31, 2015 and 2014, we had short-term credit facilities with various financial institutions in an aggregate amount of $1,005.0 million. As of December 31, 2015 and December 31, 2014, we had $181.1 million and $28.0 million, respectively, of outstanding borrowings, with no assets pledged as support as of December 31, 2015. During the first quarter of 2015, we extended or renewed $900.0 million of our revolving credit facilities. The facilities and their new maturity dates include a $400.0 million 5-year facility with PFG, PFS and Principal Life as co-borrowers that matures March 2020; a $300.0 million 364-day facility with Principal Life as borrower that matures March 2016; and a $200.0 million 3-year credit facility with PFG, PFS, Principal Life and Principal Financial Services V (UK) LTD as co-borrowers, maturing March 2020. The revolving credit facilities are committed and provide 100% back-stop support for our commercial paper program. The $300.0 million and the $400.0 million facilities are supported by sixteen banks and the $200.0 million facility is supported by fifteen banks, most of which have other relationships with us. In addition to the revolving credit facilities, Principal International Chile has the capacity to access up to $60.0 million in unsecured lines of credit offered by Chilean financial institutions and Principal Life has a $45.0 million unsecured line of credit. Due to the financial strength and the strong relationships we have with these providers, we are comfortable there is a very low risk the financial institutions would be unable or unwilling to fund these facilities.

        The Holding Companies: Principal Financial Group, Inc. and Principal Financial Services, Inc.    The principal sources of funds available to our parent holding company, PFG, to meet its obligations, including the payments of dividends on common stock, debt service and the repurchase of stock, are dividends from subsidiaries as well as its ability to borrow funds at competitive rates and raise capital to meet operating and growth needs. The declaration and payment of common stock dividends by us is subject to the discretion of our Board of Directors and will depend on our overall financial condition, results of operations, capital levels, cash requirements, future prospects, receipt of dividends from Principal Life (as described below), risk management considerations and other factors deemed relevant by the Board. No significant restrictions limit the payment of dividends by PFG, except those generally applicable to corporations incorporated in Delaware. Dividends from Principal Life, our primary subsidiary, are limited by Iowa law.

        Under Iowa law, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Insurance Commissioner of the State of Iowa ("the Commissioner") to pay stockholder dividends or make any other distribution if such distributions would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limits. Extraordinary dividends include those made within the preceding twelve months that exceed the greater of (i) 10% of Principal Life's statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year. Based on December 31, 2015 statutory results, the dividend limitation for Principal Life is approximately $937.0 million in 2016.

        In 2015, total stockholder dividends paid by Principal Life to its parent were $504.4 million, all of which were extraordinary and approved by the Commissioner. As of December 31, 2015, we had $930.0 million of cash and liquid assets held in our holding companies and other subsidiaries, which is available for corporate purposes. Corporate balances held in foreign holding companies meet the indefinite reinvestment exception (see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Income Taxes") such that deferred income taxes are not provided as the accumulated earnings would be used offshore and not otherwise repatriated to the U.S.

        In 2014, total stockholder dividends paid by Principal Life to its parent were $850.0 million, of which $400.0 million was extraordinary and was approved by the Commissioner.

        In 2013, Principal Life distributed paid-in and contributed surplus in the amount of $150.0 million to its parent, which was extraordinary and was approved by the Commissioner. In addition, total stockholder dividends paid by Principal Life to its parent were $80.0 million, which were extraordinary and were approved by the Commissioner.

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

        Net cash provided by operating activities was $4,377.1 million, $3,102.9 million and $2,221.2 for the years ended December 31, 2015, 2014 and 2013, respectively. Our insurance business typically generates positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The increase in cash provided by operating activities in 2015 compared to 2014 was primarily due to growth in the business including higher sales of single premium group annuities and individual annuities with life contingencies. The increase in cash provided by operating activities in 2014 compared to 2013 was primarily due to growth in the business, fluctuations in receivables and payables associated with the timing of settlements as well as sales of certain real estate.

        Net cash used in investing activities was $3,167.6 million, $1,172.7 million and $1,226.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Cash used in investing activities in 2015 compared to 2014 increased due to higher net purchases of fixed maturity securities and the acquisition of AXA's MPF and ORSO pension business in Hong Kong in 2015. Cash used in investing activities in 2014 compared to 2013 was relatively flat as increased net purchases of investments in 2014 primarily offset the first quarter 2013 acquisition of Cuprum.

        Net cash used in financing activities was $508.6 million, $2,438.1 million and $2,800.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. The decrease in cash used in financing activities in 2015 compared to 2014 was the result of the issuance of long-term debt in 2015 and decreased net withdrawals of investment contracts. The proceeds of the debt issuance were primarily used for the redemption of preferred stock in 2015. The decrease in cash used in financing activities in 2014 compared to 2013 was primarily due to fewer net withdrawals of investment contracts. Cash used in financing activities increased in 2014 compared to 2013 for cash used to acquire noncontrolling interests in Columbus Circle Investors and Cuprum, treasury stock acquired and dividends to common stockholders.

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

        Short-Term Debt.    For short-term debt information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 9, Debt."

        Long-Term Debt.    On May 7, 2015, we issued $400.0 million of senior notes and $400.0 million of junior subordinated notes, which are subordinated to all our senior debt. For additional long-term debt information regarding these debt issuances and all outstanding long-term debt, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 9, Debt."

        Stockholders' Equity.    On June 30, 2015, we redeemed our 3.0 million shares of series A preferred stock for $300.0 million and our 10.0 million shares of series B preferred stock for $250.0 million. Proceeds from the issuance of our common stock were $76.1 million, $77.5 million and $125.8 million in 2015, 2014 and 2013, respectively.

        The following table summarizes our return of capital to common stockholders.

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Dividends to stockholders	$441.0	$376.6	$288.4
Repurchase of common stock	300.6	222.7	153.6

Total cash returned to stockholders	$741.6	$599.3	$442.0

Number of shares repurchased	6.0	4.7	4.4

        For additional stockholders' equity information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 13, Stockholders' Equity."

Capitalization

        The following table summarizes our capital structure:

	December 31, 2015	December 31, 2014
	($ in millions)
Debt:
Short-term debt	$181.1	$28.0
Long-term debt	3,290.8	2,531.2

Total debt	3,471.9	2,559.2
Equity excluding AOCI	10,194.1	10,133.6

Total capitalization excluding AOCI	$13,666.0	$12,692.8

Debt to equity excluding AOCI	34%	25%
Debt to capitalization excluding AOCI	25%	20%

Contractual Obligations

        The following table presents payments due by period for long-term contractual obligations as of December 31, 2015.

		Payments due in year ending
Contractual obligations (1)	Total payments	2016	2017 - 2018	2019 - 2020	2021 and thereafter
			(in millions)
Contractholder funds (2)	$79,204.0	$5,675.5	$11,099.8	$8,466.7	$53,962.0
Future policy benefits and claims (3)	41,736.9	2,471.8	4,566.5	4,279.8	30,418.8
Long-term debt (4)	3,290.8	42.8	299.9	350.0	2,598.1
Certificates of deposit (5)	613.9	291.8	222.1	100.0	—
Other long-term liabilities (6)	2,035.0	1,553.2	167.5	159.7	154.6
Capital leases (7)	9.9	5.8	3.7	—	0.4
Long-term debt interest (4)	2,682.4	160.8	318.2	246.2	1,957.2
Operating leases (8)	164.0	40.3	58.1	27.8	37.8
Purchase obligations (9)	681.6	667.0	14.6	—	—

Total contractual obligations	$130,418.5	$10,909.0	$16,750.4	$13,630.2	$89,128.9

(1)
Contractual obligations exclude short-term liabilities, other policyholder funds, taxes and short-term debt as these are not long-term and/or not contractual in nature. Contractual obligations also exclude obligations under our pension and OPEB plans as we do not anticipate contributions will be needed to satisfy the minimum funding requirements of ERISA for our qualified pension plan. In addition, separate account liabilities are excluded. Separate account liabilities represent the fair market value of funds that are separately administered by us. Generally, the separate account contract owner, rather than us, bears the investment risk of these funds. The separate account liabilities are legally segregated and are not subject to claims that arise out of any other business of ours. Net deposits, net investment income and realized and unrealized capital gains and losses on the separate accounts are not reflected in the consolidated statements of operations. The separate account obligations will be fully funded by cash flows from the separate account assets.

(2)
Contractholder funds include GICs, funding agreements, individual fixed annuities, universal life insurance and other investment contracts. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 8, Insurance Liabilities" for additional information.

Amounts included in the contractholder funds line item reflect estimated cash payments to be made to policyholders. The sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount included in our consolidated statements of financial position as of December 31, 2015. The liability amount in our consolidated statements of financial position reflects either the account value (in the case of individual fixed annuities, universal life insurance and GICs) or the par value plus accrued interest and other adjustments (in the case of funding agreements and other investment contracts).

(3)
Amounts included in the future policy benefits and claims line item reflect estimated cash payments to be made to policyholders. The sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount included in our consolidated statements of financial position as of December 31, 2015. The liability amount in our consolidated statements of financial position reflects estimated cash payments to policyholders, reductions for expected future premiums, assumptions with regard to the timing of cash payments and discounting for interest.

(4)
For long-term debt information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 9, Debt."

(5)
Amounts included in the certificates of deposit line item reflect estimated cash payments to be made, including expected interest payments. Certificates of deposit are reported with other liabilities on our consolidated statements of financial position.

(6)
Amounts included in the other long-term liabilities line item are contractual, non-cancelable and long-term in nature. The total payments primarily relate to savings deposits as well as premium associated with purchased option contracts where payments are made over the life of the contract. This line item excludes accruals, short-term items and items not contractual in nature.

(7)
Amounts included in the capital leases line item represent future minimum lease payments due under capital leases for buildings and hardware storage equipment. For capital lease information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Contingencies, Guarantees and Indemnifications" under the caption, "Capital Leases."

(8)
Amounts included in the operating leases line item represent payments due under various operating leases for office space, data processing equipment and office furniture and equipment. For operating lease information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Contingencies, Guarantees and Indemnifications" under the caption, "Operating Leases."

(9)
Purchase obligations include material contracts where we have a non-cancelable commitment to purchase goods and services in addition to commitments to originate loans and purchase investments.

Pension and OPEB Plan Funding

        We have defined benefit pension plans covering substantially all of our U.S. employees and certain agents. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Employee and Agent Benefits" for a complete discussion of these plans and their effect on the consolidated financial statements.

        We report the net funded status of our pension and OPEB plans in the consolidated statements of financial position. The net funded status represents the difference between the fair value of plan assets and the projected benefit obligation for pension and OPEB plans. The measurement of the net funded status can vary based upon the fluctuations in the fair value of the plan assets and the actuarial assumptions used for the plans as discussed below. The net underfunded status of the pension and OPEB obligation was $424.6 million pre-tax and $371.7 million pre-tax as of December 31, 2015 and 2014, respectively. Nonqualified pension plan assets are not included as part of the funding status mentioned above. The nonqualified pension plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The assets held in a Rabbi trust are available to satisfy the claims of general creditors only in the event of bankruptcy. Therefore, these assets are fully consolidated in our consolidated statements of financial position and are not reflected in our funded status as they do not qualify as plan assets under U.S. GAAP. The market value of assets held in these trusts was $330.8 million and $329.6 million as of December 31, 2015 and 2014, respectively.

        Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contributions required under ERISA and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. We do not anticipate contributions will be needed to satisfy the minimum funding requirements of ERISA for our qualified pension plan. At this time, it is too early to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2016 up to $125 million. This includes funding for both our qualified and nonqualified pension plans. We may contribute to our OPEB plans in 2016 pending further analysis.

Contractual Commitments

        In connection with our banking business, we have made commitments to extend credit under home equity lines of credit, which are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A majority of these lines of credit are expected to expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash funding requirements. We evaluate each customer's creditworthiness on a case-by-case basis. The total commitments to fund home equity loans were $5.1 million as of December 31, 2015.

        We have made commitments to provide liquidity for certain benefit plans transitioning to us from another provider. As funds from the plans become available, they will be used to pay down outstanding balances. As of December 31, 2015, the amount of unfunded commitments was $16.4 million.

        We have made commitments to fund certain limited partnerships in which we are a limited partner. As of December 31, 2015, the amount of unfunded commitments was $461.6 million. We are only required to fund additional equity under these commitments when called upon to do so by the general partner; therefore, these commitments are not liabilities on our consolidated statements of financial position.

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

        Guarantees and Indemnifications.    As of December 31, 2015, there have been no significant changes to guarantees and indemnifications since December 31, 2014. For guarantee and indemnification information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Contingencies, Guarantees and Indemnifications" under the caption, "Guarantees and Indemnifications."

Financial Strength and Credit Ratings

        Our ratings are influenced by the relative ratings of our peers/competitors as well as many other factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage, ratings and other factors.

        In January 2016, A.M. Best affirmed the credit ratings and financial strength ratings of Principal Life and Principal National Life Insurance Company at 'A+'. The outlook remains 'stable' for all ratings. The affirmation reflects our strong business profile, consistently good sales and operating results and good financial flexibility.

        In November 2015, Fitch affirmed PFG's credit ratings and the financial strength ratings of Principal Life and Principal National Life Insurance Company at 'AA–'. The outlook remains 'stable' for all ratings. The affirmation reflects PFG's strong capitalization and stable, balanced operating profitability, partially offset by above average exposure to direct mortgages and structured mortgage securities.

        In April 2015, Standard & Poor's ("S&P") affirmed PFG's credit ratings and the financial strength ratings of Principal Life and Principal National Life Insurance Company at 'A+'. The outlook remains 'stable' for all ratings. Principal Life's enterprise risk management rating was affirmed as 'Strong'. The rating affirmation reflects S&P's view that we are a leading competitor in the U.S. small to midsize 401K market, with strong asset management and insurance solution capabilities that are supported by a respected brand, a diversified and sophisticated product portfolio, strong distribution relationships and increasing global reach. Further, S&P cites our favorable earnings, well diversified investment portfolio and strong financial flexibility, with proven access to capital markets and credit facilities.

        All four of the rating agencies maintain a 'stable' outlook on the U.S. life insurance sector. The rating agencies acknowledge that interest rates have remained at historically low levels for a longer than expected time. However, the agencies have also cited that the U.S. life insurance industry has maintained strong risk-adjusted capital, generated steady U.S. GAAP and statutory earnings, improved balance sheet fundamentals and enhanced risk focused decision making. Continued low rates will pressure interest margins and reserve adequacy, but the agencies believe that will not have a material impact and is manageable over the near term.

        The following table summarizes our significant financial strength and debt ratings from the major independent rating organizations. The debt ratings shown are indicative ratings. Outstanding issuances are rated the same as indicative ratings unless otherwise noted. Actual ratings can differ from indicative ratings based on contractual terms.

	A.M. Best	Fitch	Standard & Poor's	Moody's
Principal Financial Group
Senior Unsecured Debt (1)	a–		BBB+	Baa2
Junior Subordinated Debt (1)(2)	bbb+		BBB	Baa3
Principal Financial Services
Senior Unsecured Debt	a–		BBB+	Baa1
Commercial Paper	AMB-1		A-2	P-2
Principal Life Insurance Company
Insurer Financial Strength	A+	AA–	A+	A1
Issuer Credit Rating	aa–
Commercial Paper	AMB-1+		A-1+	P-1
Enterprise Risk Management Rating			Strong
Principal National Life Insurance Company
Insurer Financial Strength	A+	AA–	A+	A1

(1)
Principal Financial Group's senior debt issuance has been rated "Baa1" by Moody's.

(2)
Principal Financial Group's junior subordinated debt issuance has been rated "BBB–" by S&P, and "Baa2" by Moody's.

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

        As of December 31, 2015, 39% of our net assets (liabilities) were Level 1, 57% were Level 2 and 4% were Level 3. Excluding separate account assets as of December 31, 2015, 4% of our net assets (liabilities) were Level 1, 95% were Level 2 and 1% were Level 3.

        As of December 31, 2014, 39% of our net assets (liabilities) were Level 1, 58% were Level 2 and 3% were Level 3. Excluding separate account assets as of December 31, 2014, 2% of our net assets (liabilities) were Level 1, 97% were Level 2 and 1% were Level 3.

Changes in Level 3 Fair Value Measurements

        Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2015, were $7,318.6 million as compared to $6,350.1 million as of December 31, 2014. The increase was primarily related to gains on other invested assets and real estate included in our separate account assets.
        Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2014, were $6,350.1 million as compared to $5,885.5 million as of December 31, 2013. The increase was primarily related to gains on other invested assets and real estate included in our separate account assets. The increase was partially offset by losses on bifurcated embedded derivatives in investment contracts.

Investments

        We had total consolidated assets as of December 31, 2015, of $218,685.9 million, of which $69,820.5 million were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk. Because we generally do not bear any investment risk on assets held in separate accounts, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

        Invested assets as of December 31, 2015, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans. The remainder is invested in other investments, residential mortgage loans, real estate and equity securities. In addition, policy loans are included in our invested assets.

	December 31, 2015		December 31, 2014
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$35,308.9	50%	$34,863.2	51%
Private	15,344.4	22	15,412.2	23
Equity securities	1,307.2	2	963.2	1
Mortgage loans:
Commercial	11,237.8	16	10,696.9	15
Residential	1,101.6	2	1,114.7	2
Real estate held for sale	169.7	—	174.0	—
Real estate held for investment	1,282.1	2	1,170.6	2
Policy loans	817.1	1	829.2	1
Other investments	3,251.7	5	3,209.8	5

Total invested assets	69,820.5	100%	68,433.8	100%

Cash and cash equivalents	2,564.8		1,863.9

Total invested assets and cash	$72,385.3		$70,297.7

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

	For the year ended December 31,						Increase (decrease)
	2015		2014		2013		2015 vs. 2014		2014 vs. 2013
	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturities	4.5%	$2,153.2	4.9%	$2,311.7	4.9%	$2,343.8	(0.4)%	$(158.5)	—%	$(32.1)
Equity securities	4.4	50.2	7.6	68.4	4.5	27.4	(3.2)	(18.2)	3.1	41.0
Mortgage loans — commercial	4.6	505.8	5.2	541.4	5.3	541.2	(0.6)	(35.6)	(0.1)	0.2
Mortgage loans — residential	6.3	69.3	7.6	89.5	5.5	70.3	(1.3)	(20.2)	2.1	19.2
Real estate	6.9	97.1	7.9	103.8	5.0	61.2	(1.0)	(6.7)	2.9	42.6
Policy loans	5.6	46.3	5.8	49.4	5.8	49.9	(0.2)	(3.1)	—	(0.5)
Cash and cash equivalents	0.4	8.5	0.3	6.5	0.4	14.0	0.1	2.0	(0.1)	(7.5)
Other investments	6.1	198.7	5.3	164.1	3.4	106.8	0.8	34.6	1.9	57.3

Total before investment expenses	4.5	3,129.1	4.9	3,334.8	4.7	3,214.6	(0.4)	(205.7)	0.2	120.2
Investment expenses	(0.1)	(77.0)	(0.1)	(76.9)	(0.1)	(76.2)	—	(0.1)	—	(0.7)

Net investment income	4.4%	$3,052.1	4.8%	$3,257.9	4.6%	$3,138.4	(0.4)%	$(205.8)	0.2%	$119.5

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

        Net investment income decreased primarily due to lower investment yields and prepayments on invested assets and cash in our U.S. Operations. In addition, net investment income decreased due to the weakening of the Latin American currencies against the U.S. dollar, lower inflation-based investment returns on average invested assets and cash as a result of lower inflation in Chile and unfavorable market changes on our required regulatory investment in the pension funds of our Chilean pension company.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

        Net investment income increased due to higher inflation-based investment returns on average invested assets and cash as a result of higher inflation in Chile and favorable market changes on our required regulatory investment in the pension funds of our Chilean pension company. These increases were partially offset by the weakening of the Chilean peso against the U.S dollar and lower yields on average invested assets and cash in our U.S. operations.

Net Realized Capital Gains (Losses)

        The following table presents the contributors to net realized capital gains and losses for our invested assets for the years indicated.

	For the year ended December 31,			Increase (decrease)
				2015 vs. 2014	2014 vs. 2013
	2015	2014	2013
	(in millions)
Fixed maturities, available-for-sale — credit impairments (1)	$(30.2)	$(87.1)	$(113.8)	$56.9	$26.7
Commercial mortgages — credit impairments	(3.4)	1.3	(3.7)	(4.7)	5.0
Other — credit impairments	3.6	(0.6)	(12.4)	4.2	11.8
Fixed maturities, available-for-sale and trading — noncredit	1.6	67.5	5.6	(65.9)	61.9
Derivatives and related hedge activities (2)	(22.6)	(11.2)	(124.4)	(11.4)	113.2
Other gains (losses)	(0.1)	44.8	23.5	(44.9)	21.3

Net realized capital gains (losses)	$(51.1)	$14.7	$(225.2)	$(65.8)	$239.9

(1)
Includes credit impairments as well as losses on sales of fixed maturities to reduce credit risk, net of realized credit recoveries on the sale of previously impaired securities. Credit gains on sales, excluding associated foreign currency fluctuations that are included in derivatives and related hedging activities, were a net gain of $0.3 million, $0.9 million and $1.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)
Includes fixed maturities, available-for-sale impairment-related net gains of $0.0 million, $0.0 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively, which were hedged by derivatives reflected in this line.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

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

        Net realized capital losses on derivatives and related hedge activities increased primarily due to losses versus gains on the GMWB embedded derivatives, including changes in the spread reflecting our own creditworthiness, and related hedging instruments. This was partially offset by decreased losses on credit related derivatives.

        Other gains (losses) reflected losses in 2015 as compared to gains in 2014 primarily due to decreased gains on sales of real estate investments and joint venture real estate and a write-off of unamortized book value on corporate owned real estate in 2015. This was partially offset by an impairment of Liongate, an equity method investment, in 2014.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

        Net realized capital losses on fixed maturities, available-for-sale — credit impairments decreased primarily due to net gains versus losses on corporate fixed maturities as a result of recoveries.

        Net realized capital gains on fixed maturities, available-for-sale and trading — noncredit increased primarily due to sales of long dated structured securities and gains on trading securities related to changes in interest rates, credit spreads and exchange rates.

        Net realized capital losses on derivatives and related hedge activities decreased due to gains versus losses on the GMWB embedded derivatives, including changes in the spread reflecting our own creditworthiness, and related hedging instruments and on interest rate swap derivatives not designated as hedging instruments due to changes in interest rates. This was partially offset by increased losses on currency forwards and currency swaps due to changes in exchange rates.

        Other net realized capital gains increased due to higher gains on sales of real estate investments and joint venture real estate and foreign currency translation losses on cash held for the Cuprum acquisition that was completed in first quarter 2013. This was partially offset by an impairment of Liongate, an equity method investment, in fourth quarter 2014.

U.S. Investment Operations

        Of our invested assets, $63,316.9 million were held by our U.S. operations as of December 31, 2015. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect policyholders' benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing the credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

  •
  credit risk, relating to the uncertainty associated with the continued ability of an obligor to make timely payments of principal and interest and

  •
  interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves.

        Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of December 31, 2015, eleven members served on the Investment Committee, one of whom is a member of our Board of Directors. The remaining members were senior management members representing various areas of our company.

        We purchase credit default swaps to hedge certain credit exposures in our investment portfolio and total return swaps and futures to hedge a portion of our investment portfolio from credit losses. We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $213.2 million and $288.7 million, total return swaps of $90.0 million and $90.0 million, and futures of $13.1 million and $10.5 million as of December 31, 2015 and December 31, 2014, respectively. We sell credit default swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 5, Derivative Financial Instruments" under the caption, "Credit Derivatives Sold."

        We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

        The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, were $1,554.9 million and 3.9%, respectively, as of December 31, 2015 and $1,119.1 million and 4.3%, respectively, as of December 31, 2014. In addition, the amortized cost and weighted average yield of residential mortgage-backed pass-through securities, residential collateralized mortgage obligations, and asset-backed securities — home equity with material prepayment risk were $4,391.9 million and 3.3%, respectively, as of December 31, 2015 and $4,319.0 million and 3.3%, respectively, as of December 31, 2014.

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

        We manage our exposure on a net basis, whereby we net positive and negative exposures for each counterparty with agreements in place. For further information on derivative exposure, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4, Investments" under the caption, "Balance Sheet Offsetting."

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

	Weighted average loan-to-value ratio		Debt service coverage ratio
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
New mortgages	50%	51%	3.1X	2.6X
Entire mortgage portfolio	46%	48%	2.7X	2.6X

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

	December 31, 2015		December 31, 2014
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$31,756.0	50%	$31,618.0	51%
Private	15,342.8	24	15,410.1	25
Equity securities	306.2	1	300.5	—
Mortgage loans:
Commercial	11,194.9	18	10,657.2	17
Residential	596.1	1	507.2	1
Real estate held for sale	166.8	—	171.8	—
Real estate held for investment	1,280.4	2	1,168.6	2
Policy loans	796.3	1	806.5	1
Other investments	1,877.4	3	1,688.0	3

Total invested assets	63,316.9	100%	62,327.9	100%

Cash and cash equivalents	2,292.9		1,762.5

Total invested assets and cash	$65,609.8		$64,090.4

Fixed Maturities

        Fixed maturities include bonds, ABS, redeemable preferred stock and certain nonredeemable preferred securities. Included in the privately placed category as of December 31, 2015 and December 31, 2014, were $10.4 billion and $10.3 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

        Fixed maturities were diversified by category of issuer, as shown in the following table for the years indicated.

	December 31, 2015		December 31, 2014
	Carrying amount	Percent of total	Carrying amount	Percent of total
	($ in millions)
U.S. government and agencies	$1,649.0	3%	$1,121.8	2%
States and political subdivisions	4,784.1	10	4,329.4	9
Non-U.S. governments	423.9	1	446.6	1
Corporate — public	16,407.7	35	16,834.6	37
Corporate — private	12,049.1	26	12,262.9	26
Residential mortgage-backed pass-through securities	2,640.2	6	2,839.6	6
Commercial mortgage-backed securities	3,860.4	8	3,977.0	8
Residential collateralized mortgage obligations	1,556.4	3	1,306.2	3
Asset-backed securities	3,728.0	8	3,910.0	8

Total fixed maturities	$47,098.8	100%	$47,028.1	100%

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

        The international exposure held in our U.S. operation's fixed maturities portfolio was 22% of total fixed maturities as of December 31, 2015 and 25% as of December 31, 2014. It is comprised of corporate and foreign government fixed maturities. The following table presents the carrying amount of our international exposure for our U.S. operation's fixed maturities portfolio for the years indicated.

	December 31, 2015	December 31, 2014
	(in millions)
European Union, excluding UK	$3,247.1	$3,717.9
United Kingdom	2,293.2	2,467.5
Asia-Pacific	1,469.1	1,564.8
Australia/New Zealand	1,162.0	1,285.6
Latin America	885.9	989.9
Europe, non-European Union	824.3	855.6
Middle East and Africa	304.3	365.3
Other (1)	266.5	276.7

Total	$10,452.4	$11,523.3

(1)
Includes exposure from 2 countries and various supranational organizations as of December 31, 2015, and 1 country and various supranational organizations as of December 31, 2014.

        International fixed maturities exposure is determined by the country of domicile of the parent entity of an individual asset. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of December 31, 2015 and December 31, 2014, our investments in Canada totaled $1,310.5 million and $1,478.3 million, respectively.

        Fixed Maturities Credit Concentrations.    One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The following table presents our top ten exposures as of December 31, 2015.

Amortized cost
(in millions)
Berkshire Hathaway Inc.	$187.9
AT&T Inc.	187.6
General Electric Company	175.6
People's Republic of China	173.6
Province of Quebec	172.2
Wells Fargo & Company	160.6
Verizon Communications Inc.	155.2
United Mexican States	138.7
Duke Energy Corporation	136.6
Mars, Incorporated	136.3

Total top ten exposures	$1,624.3

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

        The Securities Valuation Office ("SVO") of the NAIC monitors the bond investments of insurers for regulatory capital and reporting purposes and, when required, assigns securities to one of six investment categories. For certain bonds, the NAIC designations closely mirror the Nationally Recognized Statistical Rating Organizations' ("NRSRO") credit ratings. For most corporate bonds, NAIC designations 1 and 2 include bonds considered investment grade by such rating organizations. Bonds are considered investment grade when rated "Baa3" or higher by Moody's, or "BBB–" or higher by S&P. NAIC designations 3 through 6 are referred to as below investment grade. Bonds are considered below investment grade when rated "Ba1" or lower by Moody's, or "BB+" or lower by S&P.

        However, for loan-backed and structured securities, as defined by the NAIC, the NAIC rating is not always equivalent to an NRSRO rating as described below. For CMBS and non-agency RMBS, Blackrock Solutions undertakes the modeling of those NAIC ratings. Other loan-backed and structured securities may be subject to an intrinsic price matrix as provided by the NAIC. This may result in a final designation being higher or lower than the NRSRO credit rating.

        The following table presents our total fixed maturities by NAIC designation and the equivalent ratings of the NRSROs as of the years indicated as well as the percentage, based on fair value, that each designation comprises.

		December 31, 2015			December 31, 2014
NAIC rating	Rating agency equivalent	Amortized cost	Carrying amount	Percent of carrying amount	Amortized cost	Carrying amount	Percent of carrying amount
		($ in millions)
1	AAA/AA/A	$29,661.4	$30,712.8	65%	$28,364.4	$30,140.6	64%
2	BBB	12,562.1	12,827.2	27	12,291.8	13,184.7	28
3	BB	2,932.2	2,829.1	7	2,902.0	2,879.3	6
4	B	606.4	547.3	1	659.1	637.3	2
5	CCC and lower	219.6	139.7	—	147.8	120.0	—
6	In or near default	46.5	42.7	—	74.7	66.2	—

	Total fixed maturities	$46,028.2	$47,098.8	100%	$44,439.8	$47,028.1	100%

        Fixed maturities include 19 securities with an amortized cost of $208.9 million, gross gains of $1.7 million, gross losses of $2.8 million and a carrying amount of $207.8 million as of December 31, 2015, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst's assessment.

        Commercial Mortgage-Backed Securities.    As of December 31, 2015, based on amortized cost, 92% of our CMBS portfolio had an NAIC rating of 1 and 52% was issued during the more conservative underwriting periods prior to 2005 and after 2008.

        The following tables present our exposure by credit quality, based on NAIC ratings, and year of issuance ("vintage") for our CMBS portfolio as of the years indicated.

	December 31, 2015
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC rating	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
1	$170.8	$181.6	$1,561.8	$1,581.3	$1,848.9	$1,828.3	$3,581.5	$3,591.2
2	0.9	0.9	66.1	66.7	1.2	1.2	68.2	68.8
3	—	—	90.6	88.7	—	—	90.6	88.7
4	4.4	4.2	45.8	38.7	—	—	50.2	42.9
5	3.9	2.2	63.6	53.8	—	—	67.5	56.0
6	3.0	3.3	11.6	9.5	—	—	14.6	12.8

Total (1)	$183.0	$192.2	$1,839.5	$1,838.7	$1,850.1	$1,829.5	$3,872.6	$3,860.4

(1)
The CMBS portfolio included agency CMBS with a $392.9 million amortized cost and a $392.4 million carrying amount.

	December 31, 2014
	2004 & Prior		2005 to 2008		2009 & After		Total
NAIC rating	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
1	$208.4	$224.1	$2,040.6	$2,112.8	$1,333.3	$1,353.3	$3,582.3	$3,690.2
2	—	—	45.4	45.2	—	—	45.4	45.2
3	0.8	0.7	86.4	84.8	—	—	87.2	85.5
4	9.5	9.5	78.1	68.3	—	—	87.6	77.8
5	4.4	4.0	61.6	50.0	—	—	66.0	54.0
6	3.6	3.7	26.3	20.6	—	—	29.9	24.3

Total (1)	$226.7	$242.0	$2,338.4	$2,381.7	$1,333.3	$1,353.3	$3,898.4	$3,977.0

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

        The following table presents the total carrying amount of our fixed maturities portfolio, as well as its problem, potential problem and restructured fixed maturities for the years indicated.

	December 31, 2015	December 31, 2014
	($ in millions)
Total fixed maturities (public and private)	$47,098.8	$47,028.1

Problem fixed maturities (1)	$71.8	$297.0
Potential problem fixed maturities	172.0	161.3

Total problem, potential problem and restructured fixed maturities	$243.8	$458.3

Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	0.52%	0.97%

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

        We consider relevant facts and circumstances in evaluating whether a credit or interest rate- related impairment of a security is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events; (4) for structured securities, the adequacy of the expected cash flows and (5) our intent to sell the security or whether it is more likely than not we will be required to sell the security before recovery of its amortized cost which, in some cases, may extend to maturity. To the extent we determine that a security is deemed to be other than temporarily impaired, an impairment loss is recognized. For additional details, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4, Investments."

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

        A number of significant risks and uncertainties are inherent in the process of monitoring credit impairments and determining if an impairment is other than temporary. These risks and uncertainties include: (1) the risk that our assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, (3) the risk that our investment professionals are making decisions based on fraudulent or misstated information in the financial statements provided by issuers and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to not sell the security prior to recovery of its amortized cost. Any of these situations could result in a charge to net income in a future period.

        The net realized loss relating to other-than-temporary credit impairments and credit related sales of fixed maturities was $30.3 million, $83.7 million, and $111.8 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Fixed Maturities Available-for-Sale

        The following tables present our fixed maturities available-for-sale by industry category and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in AOCI, as of the years indicated.

	December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Banking	$3,726.1	$103.9	$121.1	$3,708.9
Finance — Brokerage	275.0	13.9	1.7	287.2
Finance — Finance Companies	191.2	3.5	1.0	193.7
Finance — Financial Other	476.8	47.3	1.3	522.8
Finance — Insurance	2,211.9	191.2	16.2	2,386.9
Finance — REITS	826.0	26.6	6.7	845.9
Industrial — Basic Industry	1,305.7	31.3	87.2	1,249.8
Industrial — Capital Goods	1,782.1	101.8	13.8	1,870.1
Industrial — Communications	2,271.1	168.8	20.2	2,419.7
Industrial — Consumer Cyclical	1,454.7	52.8	8.5	1,499.0
Industrial — Consumer Non-Cyclical	3,210.3	137.6	15.4	3,332.5
Industrial — Energy	2,801.8	81.6	228.3	2,655.1
Industrial — Other	313.1	11.5	1.7	322.9
Industrial — Technology	1,239.8	28.4	5.7	1,262.5
Industrial — Transportation	1,111.3	39.0	21.1	1,129.2
Utility — Electric	2,806.6	162.6	23.8	2,945.4
Utility — Natural Gas	240.5	9.6	2.2	247.9
Utility — Other	235.9	14.6	0.3	250.2
Government guaranteed	1,121.7	92.8	20.1	1,194.4

Total corporate securities	27,601.6	1,318.8	596.3	28,324.1
Residential mortgage-backed pass-through securities	2,537.2	89.0	11.9	2,614.3
Commercial mortgage-backed securities	3,870.3	65.3	77.5	3,858.1
Residential collateralized mortgage obligations	1,496.9	18.3	11.0	1,504.2
Asset-backed securities — Home equity (1)	279.7	14.5	10.5	283.7
Asset-backed securities — All other	2,753.1	6.4	13.9	2,745.6
Collateralized debt obligations — Credit	52.2	—	19.4	32.8
Collateralized debt obligations — CMBS	3.3	0.1	—	3.4
Collateralized debt obligations — Loans	633.3	1.3	7.2	627.4

Total mortgage-backed and other asset-backed securities	11,626.0	194.9	151.4	11,669.5
U.S. government and agencies	1,434.7	23.3	8.2	1,449.8
States and political subdivisions	4,477.5	234.5	19.3	4,692.7
Non-U.S. governments	349.6	77.1	2.8	423.9

Total fixed maturities, available-for-sale	$45,489.4	$1,848.6	$778.0	$46,560.0

(1)
This exposure is all related to sub-prime mortgage loans.

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Banking	$3,734.8	$148.0	$92.4	$3,790.4
Finance — Brokerage	282.3	22.0	—	304.3
Finance — Finance Companies	210.0	7.7	0.5	217.2
Finance — Financial Other	403.8	55.8	0.2	459.4
Finance — Insurance	2,218.5	277.1	2.0	2,493.6
Finance — REITS	816.8	47.1	2.3	861.6
Industrial — Basic Industry	1,527.2	82.7	12.4	1,597.5
Industrial — Capital Goods	1,543.1	144.4	2.5	1,685.0
Industrial — Communications	2,302.0	268.8	9.9	2,560.9
Industrial — Consumer Cyclical	1,332.2	78.4	3.1	1,407.5
Industrial — Consumer Non-Cyclical	3,045.4	213.9	3.6	3,255.7
Industrial — Energy	2,853.1	238.7	39.4	3,052.4
Industrial — Other	386.0	23.1	0.2	408.9
Industrial — Technology	1,061.9	40.8	2.0	1,100.7
Industrial — Transportation	924.8	66.8	2.2	989.4
Utility — Electric	2,627.2	266.1	5.3	2,888.0
Utility — Natural Gas	243.2	19.9	0.1	263.0
Utility — Other	253.0	19.6	—	272.6
Government guaranteed	1,226.0	130.3	10.3	1,346.0

Total corporate securities	26,991.3	2,151.2	188.4	28,954.1
Residential mortgage-backed pass-through securities	2,687.0	124.5	6.3	2,805.2
Commercial mortgage-backed securities	3,896.9	141.5	62.9	3,975.5
Residential collateralized mortgage obligations	1,229.5	25.6	5.0	1,250.1
Asset-backed securities — Home equity (1)	312.0	14.6	15.1	311.5
Asset-backed securities — All other	3,041.9	17.3	4.4	3,054.8
Collateralized debt obligations — Credit	52.4	—	18.0	34.4
Collateralized debt obligations — CMBS	3.2	0.1	—	3.3
Collateralized debt obligations — Loans	465.6	3.4	2.6	466.4

Total mortgage-backed and other asset-backed securities	11,688.5	327.0	114.3	11,901.2
U.S. government and agencies	1,085.6	39.1	2.9	1,121.8
States and political subdivisions	3,916.8	291.3	4.1	4,204.0
Non-U.S. governments	357.2	90.8	1.4	446.6

Total fixed maturities, available-for-sale	$44,039.4	$2,899.4	$311.1	$46,627.7

(1)
This exposure is all related to sub-prime mortgage loans.

        Of the $778.0 million in gross unrealized losses as of December 31, 2015, $2.1 million in losses were attributed to securities scheduled to mature in one year or less, $122.0 million attributed to securities scheduled to mature between one to five years, $193.6 million attributed to securities scheduled to mature between five to ten years, $308.9 million attributed to securities scheduled to mature after ten years and $151.4 million related to mortgage-backed and other ABS that are not classified by maturity year. As of December 31, 2015, we were in a $1,070.6 million net unrealized gain position as compared to a $2,588.3 million net unrealized gain position as of December 31, 2014. The $1,517.7 million decrease in net unrealized gains for the year ended December 31, 2015, can primarily be attributed to an approximate 19 basis points increase in interest rates and widening of credit spreads.

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

        The following table presents our fixed maturities available-for-sale by investment grade and below investment grade and the associated gross unrealized gains and losses, including the other-than-temporary impairment losses reported in OCI, as of the years indicated.

	December 31, 2015				December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Investment grade:
Public	$28,703.7	$1,285.3	$327.9	$29,661.1	$27,534.4	$2,049.3	$103.6	$29,480.1
Private	13,025.3	505.3	146.2	13,384.4	12,785.6	763.6	40.2	13,509.0
Below investment grade:
Public	1,844.1	20.2	170.4	1,693.9	1,931.3	37.4	90.0	1,878.7
Private	1,916.3	37.8	133.5	1,820.6	1,788.1	49.1	77.3	1,759.9

Total fixed maturities, available-for-sale	$45,489.4	$1,848.6	$778.0	$46,560.0	$44,039.4	$2,899.4	$311.1	$46,627.7

        The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on investment grade fixed maturities available-for-sale by aging category as of the years indicated.

	December 31, 2015
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$4,768.8	$56.7	$2,748.9	$27.4	$7,517.7	$84.1
Greater than three to six months	817.4	37.3	699.0	25.9	1,516.4	63.2
Greater than six to nine months	1,851.3	86.2	931.9	44.0	2,783.2	130.2
Greater than nine to twelve months	476.1	19.7	171.0	7.0	647.1	26.7
Greater than twelve to twenty-four months	278.1	38.5	219.9	9.4	498.0	47.9
Greater than twenty-four to thirty-six months	313.6	12.7	191.6	10.5	505.2	23.2
Greater than thirty-six months	400.3	76.8	135.2	22.0	535.5	98.8

Total fixed maturities, available-for-sale	$8,905.6	$327.9	$5,097.5	$146.2	$14,003.1	$474.1

	December 31, 2014
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$1,753.2	$18.6	$969.0	$6.8	$2,722.2	$25.4
Greater than three to six months	200.9	4.1	375.7	4.4	576.6	8.5
Greater than six to nine months	111.4	1.1	142.3	3.0	253.7	4.1
Greater than nine to twelve months	7.5	0.2	60.0	0.3	67.5	0.5
Greater than twelve to twenty-four months	1,046.0	20.2	408.6	11.9	1,454.6	32.1
Greater than twenty-four to thirty-six months	96.8	2.6	21.6	0.3	118.4	2.9
Greater than thirty-six months	436.4	56.8	186.3	13.5	622.7	70.3

Total fixed maturities, available-for-sale	$3,652.2	$103.6	$2,163.5	$40.2	$5,815.7	$143.8

        The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on below investment grade fixed maturities available-for-sale by aging category as of the years indicated.

	December 31, 2015
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$316.2	$8.5	$380.3	$4.9	$696.5	$13.4
Greater than three to six months	122.4	15.7	154.0	6.4	276.4	22.1
Greater than six to nine months	109.9	17.6	203.6	19.1	313.5	36.7
Greater than nine to twelve months	20.3	5.0	44.9	2.0	65.2	7.0
Greater than twelve to twenty-four months	156.6	67.8	200.9	67.0	357.5	134.8
Greater than twenty-four to thirty-six months	15.5	3.0	36.5	1.4	52.0	4.4
Greater than thirty-six months	181.0	52.8	78.0	32.7	259.0	85.5

Total fixed maturities, available-for-sale	$921.9	$170.4	$1,098.2	$133.5	$2,020.1	$303.9

	December 31, 2014
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$478.0	$14.8	$298.1	$8.3	$776.1	$23.1
Greater than three to six months	111.8	4.1	274.1	15.9	385.9	20.0
Greater than six to nine months	8.2	0.8	52.4	0.7	60.6	1.5
Greater than nine to twelve months	—	—	94.8	2.8	94.8	2.8
Greater than twelve to twenty-four months	21.2	0.8	66.7	8.1	87.9	8.9
Greater than twenty-four to thirty-six months	0.5	—	0.4	0.4	0.9	0.4
Greater than thirty-six months	280.6	69.5	151.7	41.1	432.3	110.6

Total fixed maturities, available-for-sale	$900.3	$90.0	$938.2	$77.3	$1,838.5	$167.3

        The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on fixed maturities available-for-sale where the estimated fair value had declined and remained below amortized cost by 20% or more as of the years indicated.

	December 31, 2015
	Problem, potential problem and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$13.6	$13.9	$321.0	$110.4	$334.6	$124.3
Greater than three to six months	35.3	49.3	30.7	18.1	66.0	67.4
Greater than six to nine months	9.6	27.8	25.2	19.5	34.8	47.3
Greater than nine to twelve months	3.4	1.1	49.2	19.1	52.6	20.2
Greater than twelve months	23.7	25.9	237.5	106.4	261.2	132.3

Total fixed maturities, available-for-sale	$85.6	$118.0	$663.6	$273.5	$749.2	$391.5

	December 31, 2014
	Problem, potential problem and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$—	$—	$107.4	$32.4	$107.4	$32.4
Greater than three to six months	—	—	1.5	1.0	1.5	1.0
Greater than six to nine months	7.6	5.2	0.5	0.2	8.1	5.4
Greater than nine to twelve months	—	—	—	0.2	—	0.2
Greater than twelve months	46.3	31.4	189.1	68.8	235.4	100.2

Total fixed maturities, available-for-sale	$53.9	$36.6	$298.5	$102.6	$352.4	$139.2

Mortgage Loans

        Mortgage loans consist of commercial mortgage loans on real estate and residential mortgage loans. The carrying amount of our commercial mortgage loan portfolio was $11,194.9 million and $10,657.2 million as of December 31, 2015 and December 31, 2014, respectively. The carrying amount of our residential mortgage loan portfolio was $596.1 million and $507.2 million as of December 31, 2015 and December 31, 2014, respectively.

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

        Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 18% and 19% of our commercial mortgage loan portfolio before valuation allowance as of December 31, 2015 and December 31, 2014, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building's design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

        The typical borrower in our commercial loan portfolio is a single purpose entity or single asset entity. As of December 31, 2015 and December 31, 2014, the total number of commercial mortgage loans outstanding was 878 and 911, of which 60% and 63% were for loans with principal balances less than $10.0 million, respectively. The average loan size of our commercial mortgage portfolio was $12.8 million and $11.7 million as of December 31, 2015 and December 31, 2014, respectively.

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

        The following table presents the carrying amounts of problem, potential problem and restructured commercial mortgages relative to the carrying amount of all commercial mortgages for the years indicated.

	December 31, 2015	December 31, 2014
	($ in millions)
Total commercial mortgages	$11,194.9	$10,657.2

Problem commercial mortgages (1)	$—	$4.5
Potential problem commercial mortgages	16.2	28.3
Restructured problem commercial mortgages	—	2.7

Total problem, potential problem and restructured commercial mortgages	$16.2	$35.5

Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	0.14%	0.33%

(1)
Includes $0.0 million of commercial mortgage loans in foreclosure as of both December 31, 2015 and December 31, 2014.

        Commercial Mortgage Loan Valuation Allowance.    The valuation allowance for commercial mortgage loans includes loan specific reserves for loans that are deemed to be impaired as well as reserves for pools of loans with similar risk characteristics where a property risk or market specific risk has not been identified but for which we anticipate a loss may occur. For further details on the commercial mortgage loan valuation allowance, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4, Investments — Mortgage Loan Valuation Allowance."

        The following table represents our commercial mortgage loan valuation allowance for the years indicated.

	For the year ended December 31, 2015	For the year ended December 31, 2014
	($ in millions)
Balance, beginning of period	$26.9	$28.7
Provision	4.0	(0.9)
Charge-offs	(3.5)	(0.9)
Recoveries	0.1	—

Balance, end of period	$27.5	$26.9

Valuation allowance as % of carrying value before reserves	0.25%	0.25%

        Residential Mortgage Loans.    The residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $218.8 million and $283.4 million and first lien mortgages with an amortized cost of $401.2 million and $252.9 million as of December 31, 2015 and December 31, 2014, respectively. The home equity loans are generally second lien mortgages made up of closed-end loans and lines of credit. Non-performing residential mortgage loans, which are defined as loans 90 days or greater delinquent plus non-accrual loans, totaled $16.0 million and $20.4 million as of December 31, 2015 and December 31, 2014, respectively.

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

        Our residential mortgage loan portfolio, and in particular our home equity loan portfolio, experienced an increase in loss severity from sustained elevated levels of unemployment along with continued depressed collateral values beginning in 2010. While these factors continue to drive charge-offs, loss rates overall have stabilized and the portfolio balance continues to decline. The following table represents our residential mortgage loan valuation allowance for the years indicated.

	For the year ended December 31, 2015	For the year ended December 31, 2014
	($ in millions)
Balance, beginning of period	$29.1	$40.3
Provision	0.1	7.9
Charge-offs	(8.9)	(22.7)
Recoveries	3.6	3.6

Balance, end of period	$23.9	$29.1

Valuation allowance as % of carrying value before reserves	3.9%	5.4%

Real Estate

        Real estate consists primarily of commercial equity real estate. As of December 31, 2015 and December 31, 2014, the carrying amount of our equity real estate investment was $1,447.2 million, or 2%, and $1,340.4 million, or 2%, of U.S. invested assets, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

        Equity real estate is categorized as either "real estate held for investment" or "real estate held for sale." Real estate held for investment totaled $1,280.4 million and $1,168.6 million as of December 31, 2015 and December 31, 2014, respectively. The carrying value of real estate held for investment is generally adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized capital losses in our consolidated results of operations. Impairment recorded for the years ended December 31, 2015 and December 31, 2014 were $2.9 million and $6.2 million, respectively.

        The carrying amount of real estate held for sale was $166.8 million and $171.8 million as of December 31, 2015 and December 31, 2014, respectively. Once we identify a real estate property to be sold and commence a plan for marketing the property, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. No valuation allowance was established during the year ended December 31, 2015, or the year ended December 31, 2014.

        We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

        Equity real estate is distributed across geographic regions of the country. As of December 31, 2015, our equity real estate portfolio was concentrated in the Pacific (36%), South Atlantic (20%), and West South Central (19%) regions of the United States. By property type, there is a concentration in office that represented approximately 46% of the equity real estate portfolio as of December 31, 2015.

Other Investments

        Our other investments totaled $1,877.4 million as of December 31, 2015, compared to $1,688.0 million as of December 31, 2014. Derivative assets accounted for $659.6 million and $651.5 million in other investments as of December 31, 2015 and December 31, 2014, respectively. The remaining invested assets are primarily related to equity method investments, which include real estate properties owned jointly with venture partners and operated by the partners, and seed money.

International Investment Operations

        Of our invested assets, $6,503.6 million were held by our Principal International segment as of December 31, 2015. The assets are primarily managed by the local Principal International affiliate. Due to the regulatory constraints in each country, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets is fixed maturities. The following table excludes invested assets of the separate accounts.

	December 31, 2015		December 31, 2014
	Carrying amount	Percent of total	Carrying amount	Percent of total
	($ in millions)
Fixed maturities:
Public	$3,552.9	55%	$3,245.2	53%
Private	1.6	—	2.1	—
Equity securities	1,001.0	15	662.7	11
Mortgage loans:
Commercial	42.9	1	39.7	1
Residential	505.5	8	607.5	10
Real estate held for sale	2.9	—	2.2	—
Real estate held for investment	1.7	—	2.0	—
Policy loans	20.8	—	22.7	—
Other investments:
Direct financing leases	819.3	13	790.8	13
Investment in equity method subsidiaries	485.7	7	614.7	10
Derivative assets and other investments	69.3	1	116.3	2

Total invested assets	6,503.6	100%	6,105.9	100%

Cash and cash equivalents	271.9		101.4

Total invested assets and cash	$6,775.5		$6,207.3

        Regulations in certain locations require investment in the funds we manage. These required regulatory investments are classified as equity securities, trading within our consolidated statements of financial position, with all mark-to-market changes reflected in net investment income. Our investment is primarily dictated by client activity and all investment performance is retained by us.

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

  •
  The difference between the investment income we earn and the interest we credit to customers who own products with guaranteed minimum interest rates may decrease (or potentially become negative) during periods of sustained low interest rates.

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

  •
  During periods of rising interest rates, policy surrenders, withdrawals, and requests for policy loans may increase as customers seek to achieve higher returns. This may result in unlocking of our DAC and other actuarial balances. We may be required to sell assets to raise the cash necessary to respond to such surrenders, withdrawals and loans, thereby realizing capital losses on the assets sold. In addition, the value of fixed income assets we manage may decline in periods of rising interest rates, resulting in lower fee revenue that we may collect. A significant increase in interest rates may also cause a reduction in the fair value of intangible assets in our reporting units, potentially leading to an impairment of goodwill or other intangible assets.

  •
  For our long-term borrowings, we are exposed to interest rate risk at the time of maturity or early redemption, when we may be required to refinance our obligations.

  •
  We are exposed to interest rate risk based upon the discount rate assumption used for purposes of valuing our pension and OPEB obligations. For additional information, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefit Plans."

        An increase in market interest rates may cause the fair value of our financial assets to decline. The reduction in the fair value of our financial assets would be partly offset by a corresponding reduction in the fair value of our financial liabilities. The following tables show the net estimated potential loss in fair value at a total company level from a hypothetical 100 basis point immediate, parallel increase in interest rates as of December 31, 2015, and December 31, 2014. Our selection of a 100 basis point immediate, parallel increase in interest rates is a hypothetical rate scenario we use to demonstrate potential risk. While a 100 basis point immediate, parallel increase does not represent our view of future market changes, it is a near term reasonably possible hypothetical change that illustrates the potential impact of such events. While these fair value measurements provide a representation of interest rate sensitivity, they are based on our portfolio exposures at a point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio transactions in response to new business, management's assessment of changing market conditions and available investment opportunities.

	December 31, 2015
	Notional	Asset (liability) fair value	Hypothetical fair value after +100 basis point parallel yield curve shift	Hypothetical changes in fair value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities, available-for-sale		$49,966.5	$47,451.1	$(2,515.4)
Fixed maturities, trading		686.8	663.1	(23.7)
Mortgage loans		12,653.5	12,093.4	(560.1)
Policy loans		1,023.1	931.7	(91.4)
Equity securities, trading		721.3	693.5	(27.8)
Other investments		200.1	195.4	(4.7)
Financial liabilities with interest rate risk:
Investment contracts		(28,880.6)	(28,053.4)	827.2
Long-term debt		(3,411.9)	(3,152.6)	259.3
Bank deposits		(2,074.4)	(2,065.4)	9.0
Derivatives with interest rate risk:
Interest rate swaps	$21,704.2	81.1	(210.1)	(291.2)
Currency swaps	1,751.0	(113.5)	(121.1)	(7.6)
Equity options	3,604.8	(72.4)	(131.4)	(59.0)
Interest rate options	4,900.0	33.3	25.8	(7.5)
Swaptions	259.0	—	1.1	1.1
Interest rate futures	162.0	0.5	9.7	9.2

Net estimated potential loss in fair value				$(2,482.6)

	December 31, 2014
	Notional	Asset (liability) fair value	Hypothetical fair value after +100 basis point parallel yield curve shift	Hypothetical changes in fair value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities, available-for-sale		$49,670.8	$47,225.5	$(2,445.3)
Fixed maturities, trading		604.6	583.8	(20.8)
Mortgage loans		12,350.2	11,811.9	(538.3)
Policy loans		1,083.2	981.6	(101.6)
Equity securities, trading		648.5	626.6	(21.9)
Other investments		121.2	127.3	6.1
Financial liabilities with interest rate risk:
Investment contracts		(28,499.1)	(27,699.2)	799.9
Long-term debt		(2,786.1)	(2,539.6)	246.5
Bank deposits		(1,985.5)	(1,976.5)	9.0
Derivatives with interest rate risk:
Interest rate swaps	$19,182.6	(38.1)	(208.3)	(170.2)
Currency swaps	1,975.5	(0.9)	(6.4)	(5.5)
Equity options	3,293.4	(101.4)	(153.9)	(52.5)
Interest rate options	4,900.0	40.3	43.8	3.5
Swaptions	260.0	—	0.6	0.6
Interest rate futures	147.5	0.3	8.3	8.0

Net estimated potential loss in fair value				$(2,282.5)

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

        The tables above do not include approximately $33,137.0 million of liabilities relating to insurance contracts involving significant mortality or morbidity risk as of December 31, 2015 and $31,143.2 million as of December 31, 2014, which are not considered financial liabilities. We believe the interest rate sensitivities of these insurance liabilities would economically serve as a partial offset to the net interest rate risk of the financial assets and liabilities that are set forth in these tables.

        Our net estimated potential loss in fair value as of December 31, 2015, increased $200.1 million from December 31, 2014, primarily due to an increase in the duration of our assets and an increase in our exposure to derivatives with interest rate risk.

        The following table provides detail on the differences between the interest rates being credited to contractholders as of December 31, 2015, and the respective guaranteed minimum interest rates ("GMIRs"), broken down by GMIR level within the Retirement and Income Solutions and U.S. Insurance Solutions segments.

	Account values (1)
		Excess of crediting rates over GMIR:
	At GMIR	Up to 0.50% above GMIR	0.51% to 1.00% above GMIR	1.01% to 2.00% above GMIR	2.01% or more above GMIR	Total
	($ in millions)
Guaranteed minimum interest rate
Retirement and Income Solutions
Up to 1.00%	$535.5	$1,573.5	$3,965.3	$772.4	$113.5	$6,960.2
1.01% - 2.00%	424.7	0.7	8.8	26.3	—	460.5
2.01% - 3.00%	7,108.7	834.7	3.6	18.9	—	7,965.9
3.01% - 4.00%	229.0	—	—	—	—	229.0

Subtotal	8,297.9	2,408.9	3,977.7	817.6	113.5	15,615.6
U.S. Insurance Solutions
Up to 1.00%	—	—	31.4	—	—	31.4
1.01% - 2.00%	295.3	—	166.3	146.2	38.3	646.1
2.01% - 3.00%	1,887.3	1,016.5	242.7	82.5	0.1	3,229.1
3.01% - 4.00%	1,443.3	58.6	11.4	33.3	4.3	1,550.9
4.01% - 5.00%	203.3	55.6	57.2	12.1	—	328.2

Subtotal	3,829.2	1,130.7	509.0	274.1	42.7	5,785.7

Total	$12,127.1	$3,539.6	$4,486.7	$1,091.7	$156.2	$21,401.3

Percentage of total	56.7%	16.5%	21.0%	5.1%	0.7%	100.0%

(1)
Includes only the account values, net of policy loans, for products with GMIRs and discretionary crediting rates.

        During periods of low or declining interest rates, our margin of investment income above our interest credited to our liabilities ("investment margins") may be negatively impacted. Assuming a hypothetical scenario where market interest rates immediately fall by 25 basis points from their December 31, 2015, levels and then remain unchanged thereafter, we estimate the impact of such an environment could reduce our investment margins for our domestic business by an immaterial amount during the years ending December 31, 2016 and 2017, compared to a scenario where market interest rates remain unchanged from their December 31, 2015, levels. This hypothetical scenario reflects only the impact related to the approximately $21.4 billion of in-force contracts with guaranteed minimum interest rates shown above, and does not reflect potential impacts on our DAC asset and other actuarial balances. In determining the potential impact, we have reflected the impact of potential changes in crediting rates to policyholders, limited by any restrictions on our ability to adjust crediting rates due to guaranteed minimum interest rates. Our estimates of future margins include the impact of expected premium payments, lapses, and withdrawals on existing policies, but they do not include the impact of new sales. Our selection of a 25 basis point immediate, parallel decrease in interest rates is a hypothetical rate scenario we use to demonstrate potential risk. While a 25 basis point immediate, parallel decrease does not represent our view of future market changes, it is a near term reasonably possible hypothetical change that illustrates the potential impact of such events.

        In addition to the domestic account values shown in the table above, Principal International had $1,063.6 million and $440.3 million of account values with GMIRs in Hong Kong and Brazil, respectively, as of December 31, 2015. The Brazil amount includes account values from an equity method subsidiary, adjusted to reflect the proportion of the subsidiary's results that are reflected in our net income. Our liabilities in Principal International are generally denominated in the functional currency of the country of operation. The pattern of interest rate movements in our international operations will likely differ from the pattern of interest rate movements in the U.S.

        We manage interest rate risk through the use of an integrated risk management framework that helps us identify, assess, monitor, report and manage our risks within established limits and risk tolerances. Our internal risk committees monitor and discuss our risk profile and identify necessary actions to mitigate impacts from interest rate risk.

        The product designs within our business units result in a variety of different interest rate risk profiles. Therefore, our business units use a variety of different approaches for managing their asset and liability interest rate risks.

  •
  Retirement Business Stable Cash Flows — For stable and predictable cash flow liabilities, such as full service payout, full service accumulation and investment only, we use hedges and investment strategy to tightly align the cash flow run off of these asset and liability cash flows. Market value immunization and embedded value analysis are also utilized in the management of interest rate risk.

  •
  Retirement Business Dynamic Cash Flows — Dynamic liability cash flows, such as fixed annuities, are sensitive to policyholder behavior and the current interest rate environment. The risk and return metrics from deterministic and stochastic interest rate scenarios are used to manage the interest rate risk for these liabilities.

  •
  U.S. Insurance Stable Cash Flows — Our insurance businesses contain long-term guarantees with stable and predictable liability cash flows, and recurring premiums. Our U.S. insurance businesses manage their interest rate risk through duration analysis and product crediting rates.

  •
  Principal International — Our international businesses operate within local regulations and financial market conditions (e.g. derivative markets, assets available) to achieve similar asset and liability cash flow management objectives. Risk and return metrics from deterministic and stochastic interest rate scenarios are used to manage interest rate risk. In countries with a limited availability of long-dated assets and derivative markets, the duration gap is managed to risk tolerances specific to each country.

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

        We estimate that as of December 31, 2015, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above because we effectively hedge foreign currency denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2014. However, fluctuations in foreign currency exchange rates do affect the translation of pre-tax operating earnings and equity of our international operations into our consolidated financial statements.

        For our Principal International segment, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $302.8 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of December 31, 2015, as compared to an estimated $305.8 million, or 10%, reduction as of December 31, 2014. We estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $34.2 million, or 13%, reduction in pre-tax operating earnings of our international operations for the year ended December 31, 2015, as compared to an estimated $41.2 million, or 12%, reduction for the year ended December 31, 2014.

        The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

        Use of Derivatives to Manage Foreign Currency Risk.    The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $1,190.5 million and $1,190.5 million as of December 31, 2015 and December 31, 2014, respectively. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $398.6 million and $644.5 million as of December 31, 2015 and December 31, 2014, respectively. The notional amount of our currency forwards hedging foreign-denominated equity securities was $14.9 million and $17.9 million as of December 31, 2015 and December 31, 2014, respectively.

        With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our Principal International operations had currency swaps with a notional amount of $161.9 million and $140.5 million as of December 31, 2015 and December 31, 2014, respectively. Principal International also utilized currency forwards with a notional amount of $1,001.7 million and $252.8 million as of December 31, 2015 and December 31, 2014, respectively.

        There are times when we use derivatives to manage the foreign currency risk associated with a business combination. There were no hedges of business combinations outstanding at December 31, 2015 or December 31, 2014. Additionally, from time to time we take measures to hedge certain net equity investments in our foreign subsidiaries from currency risks. We used currency forwards during 2015 to hedge certain net investments in foreign operations. Currency forwards were not used for hedging any net investments in foreign operations during 2014. As of December 31, 2015, we also held currency forwards with a notional amount of $24.0 million to hedge expected future cash flows from foreign subsidiaries. Forwards were not used to hedge expected future cash flows from foreign subsidiaries in 2014.

Equity Risk

        Equity risk is the risk we will incur economic losses due to adverse fluctuations in common stock prices. As of December 31, 2015 and December 31, 2014, the fair value of our equity securities was $1,307.2 million and $963.2 million, respectively. As of December 31, 2015, we estimate that a 10% decline in the value of the equity securities would result in a decline in fair value of the equity securities of $130.7 million, as compared to a decline in fair value of the equity securities of $96.3 million as of December 31, 2014.

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

        We also have equity risk associated with (1) fixed deferred annuity and universal life contracts that credit interest to customers based on changes in an external equity index; (2) variable annuity contracts that have a GMWB rider that allows the customer to make withdrawals of a specified annual amount, either for a fixed number of years or for the lifetime of the customer, even if the account value is reduced to zero; (3) variable annuity contracts that have a guaranteed minimum death benefit ("GMDB") that allows the death benefit to be paid, even if the account value has fallen below the GMDB amount and (4) investment contracts in which the return is subject to minimum contractual guarantees. We are also subject to equity risk based upon the assets that support our employee benefit plans. For further discussion of equity risk associated with these plans, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefit Plans."

        We estimate that an immediate 10% decline in the S&P index, followed by a 2% per quarter increase would reduce our annual pre-tax operating earnings by approximately 4% to 6%. The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. Our exposure will change as a result of changes in our mix of business.

        Use of Derivatives to Manage Equity Risk.    We economically hedge the fixed deferred annuity and universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product's profile or selling options to offset existing exposures. We economically hedged the GMWB exposure, which includes interest rate risk and equity risk, using futures, options and interest rate swaps with notional amounts of $676.2 million, $3,284.2 million, and $3,547.2 million, respectively, as of December 31, 2015, and notional amounts of $645.6 million, $2,969.2 million, and $3,790.4 million, respectively, as of December 31, 2014. The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Principal Financial Group, Inc.

        We have audited Principal Financial Group, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Principal Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Principal Financial Group, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 10, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa February 10, 2016

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Principal Financial Group, Inc.

        We have audited the accompanying consolidated statements of financial position of Principal Financial Group, Inc. (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Principal Financial Group, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Principal Financial Group, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 10, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa February 10, 2016

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	December 31, 2015	December 31, 2014
	(in millions)
Assets
Fixed maturities, available-for-sale (2015 and 2014 include $257.4 million and $278.2 million related to consolidated variable interest entities)	$49,966.5	$49,670.8
Fixed maturities, trading (2015 and 2014 both include $100.4 million related to consolidated variable interest entities)	686.8	604.6
Equity securities, available-for-sale	104.5	123.0
Equity securities, trading (2015 and 2014 include $640.9 million and $345.3 million related to consolidated variable interest entities)	1,202.7	840.2
Mortgage loans	12,339.4	11,811.6
Real estate (2015 and 2014 include $354.5 million and $284.9 million related to consolidated variable interest entities)	1,451.8	1,344.6
Policy loans	817.1	829.2
Other investments (2015 and 2014 include $29.5 million and $40.6 million related to consolidated variable interest entities and $53.4 million and $127.2 million measured at fair value under the fair value option)	3,251.7	3,209.8

Total investments	69,820.5	68,433.8
Cash and cash equivalents	2,564.8	1,863.9
Accrued investment income	545.6	505.9
Premiums due and other receivables	1,429.3	1,213.0
Deferred acquisition costs	3,276.1	2,993.0
Property and equipment	633.8	590.2
Goodwill	1,009.0	1,007.4
Other intangibles	1,359.2	1,323.5
Separate account assets (2015 and 2014 include $33,300.4 million and $34,655.4 million related to consolidated variable interest entities)	136,978.9	140,072.8
Other assets	1,068.7	1,083.5

Total assets	$218,685.9	$219,087.0

Liabilities
Contractholder funds (2015 includes $338.9 million related to consolidated variable interest entities)	$35,716.1	$34,726.7
Future policy benefits and claims	25,856.5	24,036.6
Other policyholder funds	805.4	812.7
Short-term debt	181.1	28.0
Long-term debt (2015 and 2014 include $42.8 million and $82.3 million related to consolidated variable interest entities)	3,290.8	2,531.2
Income taxes currently payable	18.4	11.5
Deferred income taxes	697.2	1,035.3
Separate account liabilities (2015 and 2014 include $33,300.4 million and $34,655.4 million related to consolidated variable interest entities)	136,978.9	140,072.8
Other liabilities (2015 and 2014 include $345.9 million and $344.0 million related to consolidated variable interest entities, of which $68.1 million and $71.0 million are measured at fair value under the fair value option)	5,678.4	5,542.2

Total liabilities	209,222.8	208,797.0
Redeemable noncontrolling interest	85.7	58.0
Stockholders' equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share — 0.0 million and 3.0 million shares authorized, issued and outstanding in 2015 and 2014	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share — 0.0 million and 10.0 million shares authorized, issued and outstanding in 2015 and 2014	—	0.1
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 466.2 million and 462.7 million shares issued, and 291.4 million and 293.9 million shares outstanding in 2015 and 2014	4.7	4.6
Additional paid-in capital	9,544.8	9,945.5
Retained earnings	6,875.9	6,114.1
Accumulated other comprehensive income (loss)	(882.5)	50.4
Treasury stock, at cost (174.8 million and 168.8 million shares in 2015 and 2014)	(6,231.3)	(5,930.7)

Total stockholders' equity attributable to Principal Financial Group, Inc.	9,311.6	10,184.0
Noncontrolling interest	65.8	48.0

Total stockholders' equity	9,377.4	10,232.0

Total liabilities and stockholders' equity	$218,685.9	$219,087.0

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

	For the year ended December 31,
	2015	2014	2013
	(in millions, except per share data)
Revenues
Premiums and other considerations	$5,310.3	$3,722.9	$3,154.1
Fees and other revenues	3,653.1	3,482.1	3,222.2
Net investment income	3,052.1	3,257.9	3,138.4
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(20.9)	92.7	(109.2)
Net other-than-temporary impairment (losses) recoveries on available-for-sale securities	(0.8)	23.8	(91.5)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	(29.4)	(101.8)	(24.5)

Net impairment losses on available-for-sale securities	(30.2)	(78.0)	(116.0)

Net realized capital gains (losses)	(51.1)	14.7	(225.2)

Total revenues	11,964.4	10,477.6	9,289.5
Expenses
Benefits, claims and settlement expenses	6,697.7	5,231.0	4,683.6
Dividends to policyholders	163.5	177.4	189.0
Operating expenses	3,672.4	3,574.3	3,292.9

Total expenses	10,533.6	8,982.7	8,165.5

Income before income taxes	1,430.8	1,494.9	1,124.0
Income taxes	177.6	318.5	187.9

Net income	1,253.2	1,176.4	936.1
Net income attributable to noncontrolling interest	19.2	32.3	23.4

Net income attributable to Principal Financial Group, Inc.	1,234.0	1,144.1	912.7
Less:
Preferred stock dividends	16.5	33.0	33.0
Excess of redemption value over carrying value of preferred shares redeemed	8.2	—	—

Net income available to common stockholders	$1,209.3	$1,111.1	$879.7

Earnings per common share
Basic earnings per common share	$4.11	$3.70	$2.99

Diluted earnings per common share	$4.06	$3.65	$2.95

Dividends declared per common share	$1.50	$1.28	$0.98

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Comprehensive Income

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Net income	$1,253.2	$1,176.4	$936.1
Other comprehensive loss, net:
Net unrealized gains (losses) on available-for-sale securities	(470.7)	324.7	(540.2)
Noncredit component of impairment losses on fixed maturities, available-for-sale	19.1	61.9	6.9
Net unrealized gains (losses) on derivative instruments	19.2	61.1	(1.8)
Foreign currency translation adjustment	(471.6)	(336.6)	(269.4)
Net unrecognized postretirement benefit obligation	(39.1)	(255.2)	332.6

Other comprehensive loss	(943.1)	(144.1)	(471.9)

Comprehensive income	310.1	1,032.3	464.2
Comprehensive income (loss) attributable to noncontrolling interest	(1.3)	21.0	8.6

Comprehensive income attributable to Principal Financial Group, Inc.	$311.4	$1,011.3	$455.6

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders' Equity

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest	Total stockholders' equity
	(in millions)
Balances at January 1, 2013	$—	$0.1	$4.5	$9,730.9	$4,862.0	$640.3	$(5,554.4)	$20.0	$9,703.4
Common stock issued	—	—	0.1	125.7	—	—	—	—	125.8
Stock-based compensation and additional related tax benefits	—	—	—	72.7	(4.6)	—	—	—	68.1
Treasury stock acquired, common	—	—	—	—	—	—	(153.6)	—	(153.6)
Dividends to common stockholders	—	—	—	—	(288.4)	—	—	—	(288.4)
Dividends to preferred stockholders	—	—	—	—	(33.0)	—	—	—	(33.0)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2.0)	(2.0)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	115.3	115.3
Purchase of subsidiary shares from noncontrolling interest	—	—	—	1.4	—	—	—	(54.1)	(52.7)
Sale of subsidiary shares to noncontrolling interest	—	—	—	11.5	—	—	—	20.3	31.8
Adjustments to redemption amount of redeemable noncontrolling interest	—	—	—	(143.3)	(43.3)	—	—	(6.5)	(193.1)
Net income (excludes $13.6 million attributable to redeemable noncontrolling interest)	—	—	—	—	912.7	—	—	9.8	922.5
Other comprehensive loss (excludes $(4.8) million attributable to redeemable noncontrolling interest)	—	—	—	—	—	(457.1)	—	(10.0)	(467.1)

Balances at December 31, 2013	—	0.1	4.6	9,798.9	5,405.4	183.2	(5,708.0)	92.8	9,777.0
Common stock issued	—	—	—	77.5	—	—	—	—	77.5
Stock-based compensation and additional related tax benefits	—	—	—	80.3	(6.1)	—	—	—	74.2
Treasury stock acquired, common	—	—	—	—	—	—	(222.7)	—	(222.7)
Dividends to common stockholders	—	—	—	—	(376.6)	—	—	—	(376.6)
Dividends to preferred stockholders	—	—	—	—	(33.0)	—	—	—	(33.0)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(23.9)	(23.9)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	7.4	7.4
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(2.0)	—	—	—	(45.6)	(47.6)
Adjustments to redemption amount of redeemable noncontrolling interest	—	—	—	(9.2)	(19.7)	—	—	—	(28.9)
Net income (excludes $9.0 million attributable to redeemable noncontrolling interest)	—	—	—	—	1,144.1	—	—	23.3	1,167.4
Other comprehensive loss (excludes $(5.3) million attributable to redeemable noncontrolling interest)	—	—	—	—	—	(132.8)	—	(6.0)	(138.8)

Balances at December 31, 2014	—	0.1	4.6	9,945.5	6,114.1	50.4	(5,930.7)	48.0	10,232.0
Common stock issued	—	—	0.1	76.0	—	—	—	—	76.1
Stock-based compensation and additional related tax benefits	—	—	—	90.6	(6.5)	—	—	0.1	84.2
Treasury stock acquired, common	—	—	—	—	—	—	(300.6)	—	(300.6)
Dividends to common stockholders	—	—	—	—	(441.0)	—	—	—	(441.0)
Dividends to preferred stockholders	—	—	—	—	(16.5)	—	—	—	(16.5)
Preferred stock redemption	—	(0.1)	—	(541.7)	(8.2)	—	—	—	(550.0)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(15.4)	(15.4)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	7.7	7.7
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(19.0)	—	(10.3)	—	12.8	(16.5)
Adjustments to redemption amount of redeemable noncontrolling interest	—	—	—	(6.6)	—	—	—	—	(6.6)
Net income (excludes $4.9 million attributable to redeemable noncontrolling interest)	—	—	—	—	1,234.0	—	—	14.3	1,248.3
Other comprehensive loss (excludes $(18.8) million attributable to redeemable noncontrolling interest)	—	—	—	—	—	(922.6)	—	(1.7)	(924.3)

Balances at December 31, 2015	$—	$—	$4.7	$9,544.8	$6,875.9	$(882.5)	$(6,231.3)	$65.8	$9,377.4

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Operating activities
Net income	$1,253.2	$1,176.4	$936.1
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	270.8	367.2	187.1
Additions to deferred acquisition costs	(390.3)	(404.1)	(447.0)
Accrued investment income	(39.7)	26.2	52.3
Net cash flows for trading securities	(201.9)	(93.4)	(76.0)
Premiums due and other receivables	(211.5)	26.9	(131.9)
Contractholder and policyholder liabilities and dividends	3,283.6	1,634.0	1,614.7
Current and deferred income taxes (benefits)	(66.5)	175.9	211.7
Net realized capital (gains) losses	51.1	(14.7)	225.2
Depreciation and amortization expense	193.0	169.5	153.9
Mortgage loans held for sale, sold or repaid, net of gain	—	43.3	0.2
Real estate acquired through operating activities	(44.1)	(49.4)	(107.2)
Real estate sold through operating activities	53.7	158.9	24.2
Stock-based compensation	84.5	75.3	68.5
Other	141.2	(189.1)	(490.6)

Net adjustments	3,123.9	1,926.5	1,285.1

Net cash provided by operating activities	4,377.1	3,102.9	2,221.2
Investing activities
Available-for-sale securities:
Purchases	(9,920.3)	(9,054.0)	(9,025.2)
Sales	1,563.0	2,512.0	1,919.1
Maturities	6,625.9	6,244.7	7,359.2
Mortgage loans acquired or originated	(2,275.1)	(2,169.6)	(2,192.9)
Mortgage loans sold or repaid	1,687.3	1,793.6	2,095.1
Real estate acquired	(322.0)	(281.7)	(85.6)
Net purchases of property and equipment	(136.4)	(136.0)	(59.4)
Purchase of interests in subsidiaries, net of cash acquired	(291.2)	—	(1,268.3)
Net change in other investments	(98.8)	(81.7)	31.7

Net cash used in investing activities	(3,167.6)	(1,172.7)	(1,226.3)
Financing activities
Issuance of common stock	76.1	77.5	125.8
Acquisition of treasury stock	(300.6)	(222.7)	(153.6)
Proceeds from financing element derivatives	0.3	15.1	47.0
Payments for financing element derivatives	(82.0)	(58.0)	(48.0)
Excess tax benefits from share-based payment arrangements	15.7	9.7	10.1
Purchase of subsidiary shares from noncontrolling interest	(22.5)	(227.0)	(52.9)
Sale of subsidiary shares to noncontrolling interest	—	—	31.8
Dividends to common stockholders	(441.0)	(376.6)	(288.4)
Dividends to preferred stockholders	(16.5)	(33.0)	(33.0)
Preferred stock redemption	(550.0)	—	—
Issuance of long-term debt	804.9	38.5	38.2
Principal repayments of long-term debt	(52.6)	(100.3)	(218.2)
Net proceeds from (repayments of) short-term borrowings	157.0	(118.3)	108.0
Investment contract deposits	6,492.3	5,638.4	6,716.3
Investment contract withdrawals	(6,666.8)	(7,099.2)	(8,852.7)
Net increase (decrease) in banking operation deposits	91.1	30.7	(225.7)
Other	(14.0)	(12.9)	(5.0)

Net cash used in financing activities	(508.6)	(2,438.1)	(2,800.3)

Net increase (decrease) in cash and cash equivalents	700.9	(507.9)	(1,805.4)
Cash and cash equivalents at beginning of period	1,863.9	2,371.8	4,177.2

Cash and cash equivalents at end of period	$2,564.8	$1,863.9	$2,371.8

Supplemental Information:
Cash paid for interest	$149.6	$137.6	$144.1
Cash paid for income taxes	$129.6	$73.8	$61.2

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

1. Nature of Operations and Significant Accounting Policies

Description of Business

        Principal Financial Group, Inc. ("PFG") is a leader in global investment management offering businesses, individuals and institutional clients a wide range of financial products and services, including retirement, asset management and insurance through our diverse family of financial services companies.

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

        In the fourth quarter of 2015 we implemented changes to our organizational structure to better align businesses, distribution teams and product offerings for future growth. Principal Funds, which included our mutual fund business and Princor Financial Services Corporation ("Princor"), our retail broker-dealer and registered investment advisor, as well as Principal Financial Advisors ("PFA") were previously reported in our Retirement and Investor Services segment. Our mutual fund business and PFA are now reported as part of our Principal Global Investors segment, while Princor is now reported as part of our Corporate segment. The Retirement and Investor Services segment has been renamed to Retirement and Income Solutions. Additionally, information used by our chief operating decision maker in assessing segment performance has changed to pre-tax operating earnings. We retrospectively applied this change to the results of our Principal International segment to remove income taxes of equity method subsidiaries that had previously been included in operating revenue and pre-tax operating earnings. Our segment results have been modified to reflect these changes, which did not have an impact on our consolidated financial statements. See Note 16, Segment Information, for financial results of our segments.

Recent Accounting Pronouncements

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters
Standards not yet adopted:
Financial instruments — recognition and measurements
This authoritative guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The primary focus of this guidance is to supersede the guidance to classify equity securities with readily determinable fair values into different categories (trading or available-for-sale) and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. This guidance requires adoption through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.	January 1, 2018	We are currently evaluating the impact this guidance will have on our consolidated financial statements.
Revenue recognition
This authoritative guidance replaces all general and most industry specific revenue recognition guidance currently prescribed by U.S. GAAP. The core principle is that an entity recognizes revenue to reflect the transfer of a promised good or service to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for that good or service. The guidance may be applied using one of the following two methods: (1) retrospectively to each prior reporting period presented, or (2) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application.	January 1, 2018	We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

1. Nature of Operations and Significant Accounting Policies — (continued)

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters
Short-duration insurance contracts
This authoritative guidance requires additional disclosures related to short- duration insurance contracts. Retrospective application through comparative disclosures is required.	December 31, 2016	We are currently evaluating the impact this guidance will have on our consolidated financial statements.
Net asset value per share as a practical expedient for fair value
This authoritative guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.	January 1, 2016	The guidance will be adopted retrospectively and will not have a material impact on our consolidated financial statements.
Simplifying the presentation of debt issuance costs
This authoritative guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.	January 1, 2016	The guidance will be adopted retrospectively and will not have a material impact on our consolidated financial statements.
Consolidations
This authoritative guidance makes changes to both the variable interest and voting interest consolidation models and eliminates the investment company deferral for portions of the variable interest model. The amendments in the standard impact the consolidation analysis for interests in investment companies and limited partnerships and similar entities.	January 1, 2016	The guidance will be adopted using the modified retrospective approach on January 1, 2016. The adoption will result in the deconsolidation of approximately $8.6 billion of both assets and liabilities of certain mandatory privatized social security funds in which we provide asset management services, with no material impact to stockholders' equity or our consolidated statements of operations. We anticipate the guidance will result in additional consolidation of variable interest entities in which we provide asset management services, but will not have a significant impact to our consolidated financial statements.
Standards adopted:
Discontinued operations
This authoritative guidance amends the definition of discontinued operations and requires entities to provide additional disclosures associated with discontinued operations, as well as disposal transactions that do not meet the discontinued operations criteria. The guidance requires discontinued operations treatment for disposals of a component or group of components of an entity that represents a strategic shift that has or will have a major impact on an entity's operations or financial results. The guidance also expands the scope to disposals of equity method investments and businesses that, upon initial acquisition, qualify as held for sale.	January 1, 2015	This guidance was adopted prospectively and did not have a material impact on our consolidated financial statements.
Fair value of financial assets and liabilities of a consolidated collateralized financing entity
This authoritative guidance provides a measurement alternative for a reporting entity to measure both the financial assets and financial liabilities of consolidated collateralized financing entities ("CCFEs") using the more observable of the fair value of the financial assets or of the financial liabilities for both the financial assets and financial liabilities.	January 1, 2015	This guidance was adopted using a modified retrospective approach and did not have a material impact on our consolidated financial statements.
See Note 14, Fair Value Measurements, for further details.
Foreign currency cumulative translation adjustment
This authoritative guidance clarifies how the cumulative translation adjustment related to a parent's investment in a foreign entity should be released when certain transactions related to the foreign entity occur.	January 1, 2014	The guidance was adopted prospectively and did not have a material impact on our consolidated financial statements.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

1. Nature of Operations and Significant Accounting Policies — (continued)

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters
Accumulated other comprehensive income
This authoritative guidance requires entities to disclose additional information about items reclassified out of accumulated other comprehensive income ("AOCI"). Entities are required to disclose information regarding changes in AOCI balances by component and significant items reclassified out of AOCI by component either on the face of the income statement or as a separate footnote to the financial statements.	January 1, 2013	See Note 13, Stockholders' Equity, for further details. The guidance was adopted retrospectively and did not have a material impact on our consolidated financial statements.

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

Investments

        Fixed maturities include bonds, asset-backed securities ("ABS"), redeemable preferred stock and certain nonredeemable preferred securities. Equity securities include mutual funds, common stock, nonredeemable preferred stock and required regulatory investments. We classify fixed maturities and equity securities as either available-for-sale or trading at the time of the purchase and, accordingly, carry them at fair value. See Note 14, Fair Value Measurements, for methodologies related to the determination of fair value. Unrealized gains and losses related to available-for-sale securities, excluding those in fair value hedging relationships, are reflected in stockholders' equity, net of adjustments

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

1. Nature of Operations and Significant Accounting Policies — (continued)

associated with DAC and related actuarial balances, derivatives in cash flow hedge relationships and applicable income taxes. Unrealized gains and losses related to hedged portions of available-for-sale securities in fair value hedging relationships and mark-to-market adjustments on certain trading securities are reflected in net realized capital gains (losses). Mark-to-market adjustments related to certain securities carried at fair value with an investment objective to realize economic value through mark-to-market changes are reflected in net investment income.

        The cost of fixed maturities is adjusted for amortization of premiums and accrual of discounts, both computed using the interest method. The cost of fixed maturities and equity securities classified as available-for-sale is adjusted for declines in value that are other than temporary. Impairments in value deemed to be other than temporary are primarily reported in net income as a component of net realized capital gains (losses), with noncredit impairment losses for certain fixed maturities, available-for-sale reported in other comprehensive income ("OCI"). Interest income, as well as prepayment fees and the amortization of the related premium or discount, is reported in net investment income. For loan-backed and structured securities, we recognize income using a constant effective yield based on currently anticipated cash flows.

        Real estate investments are reported at cost less accumulated depreciation. The initial cost basis of properties acquired through loan foreclosures are the lower of the fair market values of the properties at the time of foreclosure or the outstanding loan balance. Buildings and land improvements are generally depreciated on the straight-line method over the estimated useful life of improvements and tenant improvement costs are depreciated on the straight-line method over the term of the related lease. We recognize impairment losses for properties when indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying value. In such cases, the cost basis of the properties are reduced to fair value. Real estate expected to be disposed is carried at the lower of cost or fair value, less cost to sell, with valuation allowances established accordingly and depreciation no longer recognized. The carrying amount of real estate held for sale was $169.7 million and $174.0 million as of December 31, 2015 and 2014, respectively. Any impairment losses and any changes in valuation allowances are reported in net income.

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

        Net realized capital gains and losses on sales of investments are determined on the basis of specific identification. In general, in addition to realized capital gains and losses on investment sales and periodic settlements on derivatives not designated as hedges, we report gains and losses related to the following in net realized capital gains (losses): other-than-temporary impairments of securities and subsequent realized recoveries, mark-to-market adjustments on certain trading securities, mark-to-market adjustments on certain seed money investments, fair value hedge and cash flow hedge ineffectiveness, mark-to-market adjustments on derivatives not designated as hedges, changes in the mortgage loan valuation allowance provision, impairments of real estate held for investment and impairments on equity method investments. Investment gains and losses on sales of certain real estate held for sale due to investment strategy and mark-to-market adjustments on certain securities carried at fair value with an investment objective to realize economic value through mark-to-market changes are reported as net investment income and are excluded from net realized capital gains (losses).

        Policy loans and other investments are primarily reported at cost, excluding seed money investments, other investment funds, derivative assets, commercial mortgage loans of consolidated VIEs for which the fair value option was elected and equity method real estate investments for which the fair value option was elected.

Derivatives

        Overview.    Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities. Derivatives generally used by us include interest rate swaps, interest rate options, swaptions, currency swaps, currency forwards, equity options, futures, credit default swaps and total return swaps. Derivatives may be exchange traded, cleared through centralized clearinghouses, or contracted in the over-the-counter market without being cleared. Derivative positions are either assets or liabilities in the consolidated statements of financial position and are measured at fair value, generally by obtaining quoted market prices or through

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

1. Nature of Operations and Significant Accounting Policies — (continued)

the use of pricing models. See Note 14, Fair Value Measurements, for policies related to the determination of fair value. Fair values can be affected by changes in interest rates, foreign exchange rates, financial indices, values of securities, credit spreads, and market volatility and liquidity.

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

        If it is determined that a derivative no longer qualifies as an effective hedge, the derivative will continue to be carried on the consolidated statements of financial position at its fair value, with changes in fair value recognized prospectively in net realized capital gains (losses). The asset or liability under a fair value hedge will no longer be adjusted for changes in fair value pursuant to hedging rules and the existing basis adjustment is amortized to the consolidated statements of operations line associated with the asset or liability. The component of AOCI related to discontinued cash flow hedges that are no longer highly effective is amortized to the consolidated statements of operations consistent with the net

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

1. Nature of Operations and Significant Accounting Policies — (continued)

income impacts of the original hedged cash flows. If a cash flow hedge is discontinued because it is probable the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from AOCI into net income.

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

        Participating business represented approximately 9%, 11% and 12% of our life insurance in force and 36%, 40% and 43% of the number of life insurance policies in force at December 31, 2015, 2014 and 2013, respectively. Participating business represented approximately 36%, 40% and 40% of life insurance premiums for the years ended December 31, 2015, 2014 and 2013, respectively. The amount of dividends to policyholders is declared annually by Principal Life's Board of Directors. The amount of dividends to be paid to policyholders is determined after consideration of several factors including interest, mortality, morbidity and other expense experience for the year and judgment as to the appropriate level of statutory surplus to be retained by Principal Life. At the end of the reporting period, Principal Life establishes a dividend liability for the pro rata portion of the dividends expected to be paid on or before the next policy anniversary date.

        Some of our policies and contracts require payment of fees or other policyholder assessments in advance for services that will be rendered over the estimated lives of the policies and contracts. These payments are established as unearned revenue liabilities upon receipt and included in other policyholder funds in the consolidated statements of financial position. These unearned revenue reserves are amortized to operations over the estimated lives of these policies and contracts in relation to the emergence of estimated gross profits ("EGPs").

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

December 31, 2015

1. Nature of Operations and Significant Accounting Policies — (continued)

associated with earned premiums and result in the recognition of profits over the expected term of the policies and contracts.

        Immediate annuities with life contingencies include products with fixed and guaranteed annuity considerations and benefits and consist principally of group and individual single premium annuities with life contingencies. Annuity considerations from these products are recognized as premium revenue. However, the collection of these annuity considerations does not represent the completion of the earnings process, as we establish annuity reserves, using estimates for mortality and investment assumptions, which include provision for adverse deviation as required by U.S. GAAP. We anticipate profits to emerge over the life of the annuity products as we earn investment income, pay benefits and release reserves.

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

Deferred Acquisition Costs

        Incremental direct costs of contract acquisition as well as certain costs directly related to acquisition activities (underwriting, policy issuance and processing, medical and inspection and sales force contract selling) for the successful acquisition of new and renewal insurance policies and investment contract business are capitalized to the extent recoverable. Commissions and other incremental direct costs for the acquisition of long-term service contracts are also capitalized to the extent recoverable. Maintenance costs and acquisition costs that are not deferrable are charged to operations as incurred.

        DAC for universal life-type insurance contracts and certain investment contracts are being amortized over the lives of the policies and contracts in relation to the emergence of EGPs or, in certain circumstances, estimated gross revenues. This amortization is adjusted in the current period when EGPs or estimated gross revenues are revised. For individual variable universal life insurance, individual variable annuities and group annuities that have separate account U.S. equity investment options, we utilize a mean reversion method (reversion to the mean assumption), a common industry practice, to determine the future domestic equity market growth assumption used for the amortization of DAC. The DAC on participating life insurance policies are being amortized in proportion to estimated gross margins. The DAC on

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

1. Nature of Operations and Significant Accounting Policies — (continued)

nonparticipating term life insurance and individual disability policies are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policyholder liabilities.

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

Reinsurance

        We enter into reinsurance agreements with other companies in the normal course of business in order to limit losses and minimize exposure to significant risks. We may assume reinsurance from or cede reinsurance to other companies. Assets and liabilities related to reinsurance ceded are reported on a gross basis. Premiums and expenses are reported net of reinsurance ceded. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. We are contingently liable with respect to reinsurance ceded to other companies in the event the reinsurer is unable to meet the obligations it has assumed. At December 31, 2015 and 2014, we had $397.5 million and $338.0 million of net ceded reinsurance recoverables related to claims that have been received, respectively. At December 31, 2015 and 2014, our largest exposures to a single third party reinsurer was in our life insurance business, which totaled $40.6 billion and $38.9 billion of life insurance in force, representing 15% and 16% of total net life insurance in force, respectively. The reinsurance recoverable relating to claims received that are associated to this single third party reinsurer recorded in our consolidated statements of financial position was $58.9 million and $48.1 million at December 31, 2015 and 2014, respectively.

        The effects of reinsurance on premiums and other considerations and policy and contract benefits were as follows:

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Premiums and other considerations:
Direct	$5,710.8	$4,123.7	$3,524.8
Assumed	1.9	2.1	2.5
Ceded	(402.4)	(402.9)	(373.2)

Net premiums and other considerations	$5,310.3	$3,722.9	$3,154.1

Benefits, claims and settlement expenses:
Direct	$7,196.7	$5,532.5	$4,933.3
Assumed	28.7	30.7	32.2
Ceded	(527.7)	(332.2)	(281.9)

Net benefits, claims and settlement expenses	$6,697.7	$5,231.0	$4,683.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

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

        At December 31, 2015 and December 31, 2014, the separate accounts include a separate account valued at $158.2 million and $205.4 million, respectively, which primarily includes shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability to eligible participants of the qualified plan. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

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

Goodwill and Other Intangibles

        Goodwill and other intangible assets include the cost of acquired subsidiaries in excess of the fair value of the net tangible assets recorded in connection with acquisitions. Goodwill and indefinite-lived intangible assets are not amortized. Rather, they are tested for impairment during the third quarter each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is tested at the reporting unit level, which is a business one level below the operating segment, if financial information is prepared and regularly reviewed by management at that level. Once goodwill has been assigned to a reporting unit, it is no longer associated with a particular acquisition; therefore, all of the activities within a reporting unit, whether acquired or organically grown, are available to support the goodwill value. Impairment testing for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value.

        Intangible assets with a finite useful life are amortized as related benefits emerge and are reviewed periodically for indicators of impairment in value. If facts and circumstances suggest possible impairment, the sum of the estimated

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

1. Nature of Operations and Significant Accounting Policies — (continued)

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

2. Goodwill and Other Intangible Assets

Goodwill

        The changes in the carrying amount of goodwill reported in our segments were as follows:

	Retirement and Income Solutions	Principal Global Investors	Principal International	U.S. Insurance Solutions	Corporate	Consolidated
	(in millions)
Balance at January 1, 2014	$57.4	$256.3	$730.0	$56.6	$—	$1,100.3
Foreign currency	—	(3.9)	(89.0)	—	—	(92.9)

Balance at December 31, 2014	57.4	252.4	641.0	56.6	—	1,007.4
Goodwill from acquisitions	—	3.1	101.7	—	—	104.8
Foreign currency	—	(3.4)	(99.8)	—	—	(103.2)

Balance at December 31, 2015	$57.4	$252.1	$642.9	$56.6	$—	$1,009.0

        On September 1, 2015, we completed our purchase of AXA's Mandatory Provident Fund ("MPF") and Occupational Retirement Schemes Ordinance ("ORSO") pension business in Hong Kong for $335.5 million. As part of the transaction, we entered into an exclusive 15-year distribution agreement with AXA to provide co-branded pension products through AXA's extensive agency network in Hong Kong. AXA's MPF and ORSO pension business is consolidated within our Principal International segment with a portion of the goodwill and identifiable intangible assets allocated to our Principal Global Investors segment.

        Of the acquired intangible assets, $104.8 million was assigned to goodwill and is not subject to amortization. The goodwill is largely related to future sales anticipated from our internal workforce and entity-specific revenue synergies that will be generated by combining AXA's MPF and ORSO pension business with our existing businesses. This goodwill will be tested annually as part of the Principal International Hong Kong reporting unit and the Principal Global Investors Equity Investments and Fixed Income Investments reporting units.

        Of the remaining acquired intangible assets, $138.0 million was assigned to customer relationships, which are subject to amortization over a 30-year useful life, and $53.0 million was assigned to the distribution agreement, which is subject to amortization over a 15-year useful life based on its contractual term.

        In connection with our fourth quarter 2015 operating segment changes, as described in Note 16, Segment Information, goodwill was tested for impairment using adjusted carrying values of the new reporting units. We concluded the fair value of each reporting unit was in excess of its carrying value and goodwill was not impaired.

Finite Lived Intangible Assets

        Amortized intangible assets that continue to be subject to amortization over a weighted average remaining expected life of 16 years were as follows:

	December 31, 2015	December 31, 2014
	(in millions)
Gross carrying value	$766.7	$674.1
Accumulated amortization	198.1	183.6

Net carrying value	$568.6	$490.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

2. Goodwill and Other Intangible Assets — (continued)

        During 2015, we recorded an $8.3 million pre-tax impairment loss in operating expenses related to finite lived intangible assets that originated from the acquisition of our mutual fund company in Brazil with a gross carrying amount of $11.5 million and $3.2 million of accumulated amortization at the time of impairment. During 2015, 2014 and 2013, we fully amortized other finite lived intangible assets of $0.5 million, $118.6 million and $5.2 million, respectively.

        The amortization expense for intangible assets with finite useful lives was $42.5 million, $49.9 million and $48.0 million for 2015, 2014 and 2013, respectively. At December 31, 2015, the estimated amortization expense for the next five years is as follows (in millions):

Year ending December 31:
2016	$47.3
2017	46.9
2018	46.6
2019	45.5
2020	45.0

Indefinite Lived Intangible Assets

        The 2015 net impact of impairments of indefinite lived intangibles of our mutual fund company in Brazil resulted in a pre-tax loss of $14.7 million that was recorded in operating expenses.

        The net carrying amount of unamortized indefinite lived intangible assets was $790.6 million and $833.0 million as of December 31, 2015 and 2014, respectively. As of both December 31, 2015 and 2014, $608.0 million relates to investment management contracts associated with our acquisition of WM Advisors, Inc. in 2006. The remaining balance primarily relates to the trade name intangible associated with our acquisition of Administradora de Fondos de Pensiones Cuprum S.A. in 2013.

3. Variable Interest Entities

        We have relationships with and may have a variable interest in various types of special purpose entities. Following is a discussion of our interest in entities that meet the definition of a VIE. When we are the primary beneficiary, we are required to consolidate the entity in our financial statements. The primary beneficiary of a VIE is defined as the enterprise with (1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. For VIEs that are investment companies, the primary beneficiary is the enterprise who absorbs the majority of the entity's expected losses, receives a majority of the expected residual returns or both. On an ongoing basis, we assess whether we are the primary beneficiary of VIEs in which we have a relationship.

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

December 31, 2015

3. Variable Interest Entities — (continued)

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

December 31, 2015

3. Variable Interest Entities — (continued)

        The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse are as follows:

	Grantor trusts	Collateralized private investment vehicles	CMBS	Mandatory retirement savings	Real estate	Total
	(in millions)
December 31, 2015
Fixed maturities, available-for-sale	$257.4	$—	$—	$—	$—	$257.4
Fixed maturities, trading	—	100.4	—	—	—	100.4
Equity securities, trading	—	—	—	640.9	—	640.9
Real estate	—	—	—	—	354.5	354.5
Other investments	—	—	18.3	—	11.2	29.5
Cash	—	—	—	—	15.3	15.3
Accrued investment income	0.5	—	0.1	—	2.5	3.1
Premiums due and other receivables	—	—	—	—	1.6	1.6
Separate account assets	—	—	—	33,300.4	—	33,300.4
Other assets	—	—	—	—	(0.9)	(0.9)

Total assets	$257.9	$100.4	$18.4	$33,941.3	$384.2	$34,702.2

Contractholder funds	$—	$—	$—	$338.9	$—	$338.9
Long-term debt	—	—	—	—	42.8	42.8
Income taxes currently payable	—	—	—	—	0.5	0.5
Deferred income taxes	1.5	—	—	—	(1.7)	(0.2)
Separate account liabilities	—	—	—	33,300.4	—	33,300.4
Other liabilities (1)	230.3	85.9	—	—	29.7	345.9

Total liabilities	$231.8	$85.9	$—	$33,639.3	$71.3	$34,028.3

December 31, 2014
Fixed maturities, available-for-sale	$278.2	$—	$—	$—	$—	$278.2
Fixed maturities, trading	—	100.4	—	—	—	100.4
Equity securities, trading	—	—	—	345.3	—	345.3
Real estate	—	—	—	—	284.9	284.9
Other investments	—	—	35.0	—	5.6	40.6
Cash	—	—	—	—	4.7	4.7
Accrued investment income	0.4	—	0.2	—	1.4	2.0
Separate account assets	—	—	—	34,655.4	—	34,655.4
Other assets	—	—	—	—	0.3	0.3

Total assets	$278.6	$100.4	$35.2	$35,000.7	$296.9	$35,711.8

Long-term debt	$—	$—	$—	$—	$82.3	$82.3
Income taxes currently payable	—	—	—	—	10.6	10.6
Deferred income taxes	1.5	—	—	—	(0.4)	1.1
Separate account liabilities	—	—	—	34,655.4	—	34,655.4
Other liabilities (1)	239.1	85.6	4.8	—	14.5	344.0

Total liabilities	$240.6	$85.6	$4.8	$34,655.4	$107.0	$35,093.4

(1)
Grantor trusts contain an embedded derivative of a forecasted transaction to deliver the underlying securities; the collateralized private investment vehicle includes derivative liabilities and an obligation to redeem notes at maturity or termination of the trusts.

        We did not provide financial or other support to investees designated as VIEs for the periods ended December 31, 2015 and December 31, 2014.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

3. Variable Interest Entities — (continued)

        Unconsolidated VIEs include CMBS, residential mortgage-backed pass-through securities ("RMBS") and other ABS. All of these entities were deemed VIEs because the equity within these entities is insufficient to sustain them. We determined we are not the primary beneficiary in the entities within these categories of investments. This determination was based primarily on the fact we do not own the class of security that controls the unilateral right to replace the special servicer or equivalent function.

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

        The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

	Asset carrying value	Maximum exposure to loss (1)
	(in millions)
December 31, 2015
Fixed maturities, available-for-sale:
Corporate	$453.4	$359.8
Residential mortgage-backed pass-through securities	2,627.5	2,549.4
Commercial mortgage-backed securities	3,919.8	3,932.5
Collateralized debt obligations	667.5	692.7
Other debt obligations	4,530.8	4,527.3
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	25.9	25.9
Commercial mortgage-backed securities	2.3	2.3
Collateralized debt obligations	35.1	35.1
Other investments:
Other limited partnership and fund interests	255.6	255.6
December 31, 2014
Fixed maturities, available-for-sale:
Corporate	$456.7	$353.3
Residential mortgage-backed pass-through securities	2,822.9	2,702.9
Commercial mortgage-backed securities	3,975.5	3,896.9
Collateralized debt obligations	504.1	521.2
Other debt obligations	4,616.4	4,583.4
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	34.4	34.4
Commercial mortgage-backed securities	1.5	1.5
Collateralized debt obligations	39.4	39.4
Other debt obligations	0.2	0.2
Other investments:
Other limited partnership and fund interests	188.2	188.2

(1)
Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale and other investments. Our risk of loss is limited to our investment measured at fair value for our fixed maturities, trading.

Sponsored Investment Funds

        We are the investment manager for certain money market mutual funds that are deemed to be VIEs. We are not the primary beneficiary of these VIEs since our involvement is limited primarily to being a service provider, and our variable

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

3. Variable Interest Entities — (continued)

interest does not absorb the majority of the variability of the entities' net assets. As of December 31, 2015 and December 31, 2014, these VIEs held $1.3 billion and $1.4 billion in total assets, respectively. We have no contractual obligation to contribute to the funds.

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

4. Investments

Fixed Maturities and Equity Securities

        The amortized cost, gross unrealized gains and losses, other-than-temporary impairments in AOCI and fair value of fixed maturities and equity securities available-for-sale are summarized as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Other-than- temporary impairments in AOCI (1)
	(in millions)
December 31, 2015
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,488.4	$23.4	$8.3	$1,503.5	$—
Non-U.S. governments	669.8	128.5	5.0	793.3	—
States and political subdivisions	4,501.8	234.7	19.4	4,717.1	—
Corporate	30,245.5	1,532.9	638.2	31,140.2	5.9
Residential mortgage-backed pass-through securities	2,549.4	90.0	11.9	2,627.5	—
Commercial mortgage-backed securities	3,932.5	65.3	78.0	3,919.8	80.7
Collateralized debt obligations	692.7	1.4	26.6	667.5	1.3
Other debt obligations	4,594.2	39.2	35.8	4,597.6	58.2

Total fixed maturities, available-for-sale	$48,674.3	$2,115.4	$823.2	$49,966.5	$146.1

Total equity securities, available-for-sale	$111.2	$7.5	$14.2	$104.5

December 31, 2014
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,085.6	$39.1	$2.9	$1,121.8	$—
Non-U.S. governments	704.4	188.3	1.6	891.1	—
States and political subdivisions	3,916.8	291.3	4.1	4,204.0	—
Corporate	29,308.3	2,442.6	215.9	31,535.0	18.4
Residential mortgage-backed pass-through securities	2,702.9	126.3	6.3	2,822.9	—
Commercial mortgage-backed securities	3,896.9	141.5	62.9	3,975.5	88.9
Collateralized debt obligations	521.2	3.5	20.6	504.1	1.3
Other debt obligations	4,583.4	57.5	24.5	4,616.4	66.9

Total fixed maturities, available-for-sale	$46,719.5	$3,290.1	$338.8	$49,670.8	$175.5

Total equity securities, available-for-sale	$125.1	$7.7	$9.8	$123.0

(1)
Excludes $131.5 million and $167.5 million as of December 31, 2015 and December 31, 2014, respectively, of net unrealized gains on impaired fixed maturities, available-for-sale related to changes in fair value subsequent to the impairment date, which are included in gross unrealized gains and gross unrealized losses.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

4. Investments — (continued)

        The amortized cost and fair value of fixed maturities available-for-sale at December 31, 2015, by expected maturity, were as follows:

	Amortized cost	Fair value
	(in millions)
Due in one year or less	$2,674.0	$2,695.0
Due after one year through five years	13,074.3	13,379.1
Due after five years through ten years	8,333.4	8,460.7
Due after ten years	12,823.8	13,619.3

Subtotal	36,905.5	38,154.1
Mortgage-backed and other asset-backed securities	11,768.8	11,812.4

Total	$48,674.3	$49,966.5

        Actual maturities may differ because borrowers may have the right to call or prepay obligations. Our portfolio is diversified by industry, issuer and asset class. Credit concentrations are managed to established limits.

Net Investment Income

        Major components of net investment income are summarized as follows:

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Fixed maturities, available-for-sale	$2,131.8	$2,283.8	$2,321.3
Fixed maturities, trading	21.4	27.9	22.5
Equity securities, available-for-sale	15.0	7.0	7.6
Equity securities, trading	35.2	61.4	19.8
Mortgage loans	575.1	630.9	611.5
Real estate	97.1	103.8	61.2
Policy loans	46.3	49.4	49.9
Cash and cash equivalents	8.5	6.5	14.0
Derivatives	(66.6)	(88.0)	(115.2)
Other	265.3	252.1	222.0

Total	3,129.1	3,334.8	3,214.6
Investment expenses	(77.0)	(76.9)	(76.2)

Net investment income	$3,052.1	$3,257.9	$3,138.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

4. Investments — (continued)

Net Realized Capital Gains and Losses

        Major components of net realized capital gains (losses) on investments are summarized as follows:

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$20.9	$61.3	$30.5
Gross losses	(6.7)	(24.1)	(15.9)
Net impairment losses	(30.5)	(88.0)	(115.7)
Hedging, net	(58.3)	(21.5)	(115.5)
Fixed maturities, trading	(12.3)	31.2	(7.1)
Equity securities, available-for-sale:
Gross gains	1.2	0.2	0.8
Gross losses	(1.8)	(0.2)	—
Net impairment recoveries (losses)	0.3	10.0	(0.3)
Equity securities, trading	(3.4)	21.7	26.9
Mortgage loans	(0.1)	(9.4)	(15.8)
Derivatives	38.1	13.1	(23.0)
Other	1.5	20.4	9.9

Net realized capital gains (losses)	$(51.1)	$14.7	$(225.2)

        Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $1,537.5 million, $2,251.2 million and $1,773.0 million in 2015, 2014 and 2013, respectively.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

4. Investments — (continued)

        Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, were as follows:

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Fixed maturities, available-for-sale	$(1.1)	$13.8	$(91.2)
Equity securities, available-for-sale	0.3	10.0	(0.3)

Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities	(0.8)	23.8	(91.5)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from OCI (1)	(29.4)	(101.8)	(24.5)

Net impairment losses on available-for-sale securities	$(30.2)	$(78.0)	$(116.0)

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

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Beginning balance	$(144.4)	$(235.4)	$(335.2)
Credit losses for which an other-than-temporary impairment was not previously recognized	(6.1)	(11.3)	(15.1)
Credit losses for which an other-than-temporary impairment was previously recognized	(13.8)	(67.4)	(75.9)
Reduction for credit losses previously recognized on fixed maturities now sold, paid down or intended to be sold	24.7	163.1	177.6
Net reduction for positive changes in cash flows expected to be collected and amortization (1)	7.5	6.6	12.6
Foreign currency translation adjustment	0.6	—	0.6

Ending balance	$(131.5)	$(144.4)	$(235.4)

(1)
Amounts are recognized in net investment income.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

4. Investments — (continued)

Gross Unrealized Losses for Fixed Maturities and Equity Securities

        For fixed maturities and equity securities available-for-sale with unrealized losses, including other-than-temporary impairment losses reported in OCI, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are summarized as follows:

	December 31, 2015
	Less than twelve months		Greater than or equal to twelve months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$590.4	$7.6	$40.5	$0.7	$630.9	$8.3
Non-U.S. governments	86.3	3.1	16.1	1.9	102.4	5.0
States and political subdivisions	692.0	19.0	6.5	0.4	698.5	19.4
Corporate	7,975.7	309.3	1,375.0	328.9	9,350.7	638.2
Residential mortgage-backed pass-through securities	656.7	6.7	147.9	5.2	804.6	11.9
Commercial mortgage-backed securities	1,480.8	27.3	299.5	50.7	1,780.3	78.0
Collateralized debt obligations	426.9	3.8	164.0	22.8	590.9	26.6
Other debt obligations	2,512.7	19.1	403.5	16.7	2,916.2	35.8

Total fixed maturities, available-for-sale	$14,421.5	$395.9	$2,453.0	$427.3	$16,874.5	$823.2

Total equity securities, available-for-sale	$0.8	$1.0	$32.7	$13.2	$33.5	$14.2

        Of the total amounts, Principal Life's consolidated portfolio represented $15,980.0 million in available-for-sale fixed maturities with gross unrealized losses of $777.0 million. Of those fixed maturity securities in Principal Life's consolidated portfolio with a gross unrealized loss position, 87% were investment grade (rated AAA through BBB–) with an average price of 95 (carrying value/amortized cost) at December 31, 2015. Gross unrealized losses in our fixed maturities portfolio increased during the year ended December 31, 2015, due primarily to an increase in interest rates and widening of credit spreads.

        For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life's consolidated portfolio held 1,725 securities with a carrying value of $13,673.9 million and unrealized losses of $376.3 million reflecting an average price of 97 at December 31, 2015. Of this portfolio, 90% was investment grade (rated AAA through BBB–) at December 31, 2015, with associated unrealized losses of $298.1 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

        For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life's consolidated portfolio held 404 securities with a carrying value of $2,306.1 million and unrealized losses of $400.7 million. The average rating of this portfolio was BBB+ with an average price of 85 at December 31, 2015. Of the $400.7 million in unrealized losses, the corporate sector accounts for $304.2 million in unrealized losses with an average price of 80 and an average credit rating of BBB–. The remaining unrealized losses consist primarily of $50.7 million within the commercial mortgage-backed securities sector with an average price of 86 and an average credit rating of BBB+. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

        Because we expected to recover our amortized cost, it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

4. Investments — (continued)

before recovery of the amortized cost, which may be maturity, we did not consider these investments to be other-than-temporarily impaired at December 31, 2015.

	December 31, 2014
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

        Of the total amounts, Principal Life's consolidated portfolio represented $7,638.7 million in available-for-sale fixed maturities with gross unrealized losses of $310.8 million. Of those fixed maturity securities in Principal Life's consolidated portfolio with a gross unrealized loss position, 80% were investment grade (rated AAA through BBB–) with an average price of 96 (carrying value/amortized cost) at December 31, 2014. Gross unrealized losses in our fixed maturities portfolio decreased during the year ended December 31, 2014, due primarily to a decrease in interest rates.

        For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life's consolidated portfolio held 685 securities with a carrying value of $4,907.1 million and unrealized losses of $85.4 million reflecting an average price of 98 at December 31, 2014. Of this portfolio, 77% was investment grade (rated AAA through BBB–) at December 31, 2014, with associated unrealized losses of $44.4 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

        For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life's consolidated portfolio held 429 securities with a carrying value of $2,731.6 million and unrealized losses of $225.4 million. The average rating of this portfolio was A with an average price of 92 at December 31, 2014. Of the $225.4 million in unrealized losses, the corporate sector accounts for $113.0 million in unrealized losses with an average price of 91 and an average credit rating of BBB+. The remaining unrealized losses consist primarily of $59.9 million within the commercial mortgage-backed securities sector with an average price of 87 and an average credit rating of A–. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

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

December 31, 2015

4. Investments — (continued)

derivative instruments in cash flow hedge relationships net of adjustments related to DAC and related actuarial balances and applicable income taxes was as follows:

	December 31, 2015	December 31, 2014
	(in millions)
Net unrealized gains on fixed maturities, available-for-sale (1)	$1,376.0	$3,079.1
Noncredit component of impairment losses on fixed maturities, available-for-sale	(146.1)	(175.5)
Net unrealized losses on equity securities, available-for-sale	(6.7)	(2.1)
Adjustments for assumed changes in amortization patterns	(127.0)	(346.8)
Adjustments for assumed changes in policyholder liabilities	(309.7)	(1,078.6)
Net unrealized gains on derivative instruments	181.6	160.1
Net unrealized gains on equity method subsidiaries and noncontrolling interest adjustments	98.0	88.9
Provision for deferred income taxes	(350.2)	(576.8)

Net unrealized gains on available-for-sale securities and derivative instruments	$715.9	$1,148.3

(1)
Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.

Mortgage Loans

        Mortgage loans consist of commercial and residential mortgage loans. We evaluate risks inherent in our commercial mortgage loans in two classes: (1) brick and mortar property loans, including mezzanine loans, where we analyze the property's rent payments as support for the loan, and (2) credit tenant loans ("CTL"), where we rely on the credit analysis of the tenant for the repayment of the loan. We evaluate risks inherent in our residential mortgage loan portfolio in two classes: (1) home equity mortgages and (2) first lien mortgages. The carrying amount of our mortgage loan portfolio was as follows:

	December 31, 2015	December 31, 2014
	(in millions)
Commercial mortgage loans	$11,265.3	$10,723.8
Residential mortgage loans	1,125.7	1,144.3

Total amortized cost	12,391.0	11,868.1
Valuation allowance	(51.6)	(56.5)

Total carrying value	$12,339.4	$11,811.6

        We periodically purchase mortgage loans as well as sell mortgage loans we have originated. We purchased $295.3 million, $184.8 million and $157.2 million of residential mortgage loans in 2015, 2014 and 2013, respectively. We sold $79.3 million, $95.9 million and $0.0 million of residential mortgage loans in 2015, 2014 and 2013, respectively. We purchased $223.4 million, $59.5 million and $166.1 million of commercial mortgage loans in 2015, 2014 and 2013, respectively. We sold $21.6 million, $2.3 million and $13.0 million of commercial mortgage loans in 2015, 2014 and 2013, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

4. Investments — (continued)

        Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on stabilized properties. Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	December 31, 2015		December 31, 2014
	Amortized cost	Percent of total	Amortized cost	Percent of total
	($ in millions)
Geographic distribution
New England	$509.4	4.5%	$528.0	4.9%
Middle Atlantic	3,075.6	27.3	2,951.0	27.5
East North Central	451.8	4.0	442.1	4.1
West North Central	264.3	2.3	233.3	2.2
South Atlantic	2,072.7	18.4	1,970.9	18.4
East South Central	215.1	1.9	197.4	1.8
West South Central	1,120.6	9.9	1,023.9	9.5
Mountain	898.8	8.0	772.0	7.2
Pacific	2,614.1	23.2	2,565.5	24.0
International	42.9	0.5	39.7	0.4

Total	$11,265.3	100.0%	$10,723.8	100.0%

Property type distribution
Office	$4,010.0	35.6%	$3,646.1	34.0%
Retail	2,521.6	22.4	2,512.1	23.4
Industrial	1,840.9	16.3	1,918.7	17.9
Apartments	2,474.2	22.0	2,200.5	20.5
Hotel	320.5	2.7	331.5	3.1
Mixed use/other	98.1	1.0	114.9	1.1

Total	$11,265.3	100.0%	$10,723.8	100.0%

        Our residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $218.8 million and $283.4 million and first lien mortgages with an amortized cost of $906.9 million and $860.9 million as of December 31, 2015 and December 31, 2014, respectively. Our residential home equity mortgages are concentrated in the United States and are generally second lien mortgages comprised of closed-end loans and lines of credit. The majority of our first lien loans are concentrated in the Chilean market.

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

December 31, 2015

4. Investments — (continued)

        The amortized cost of our commercial mortgage loan portfolio by credit risk, as determined by our internal rating system expressed in terms of an S&P bond equivalent rating, was as follows:

	December 31, 2015
	Brick and mortar	CTL	Total
	(in millions)
A– and above	$9,844.2	$224.0	$10,068.2
BBB+ thru BBB–	892.4	119.5	1,011.9
BB+ thru BB–	159.6	0.1	159.7
B+ and below	24.8	0.7	25.5

Total	$10,921.0	$344.3	$11,265.3

	December 31, 2014
	Brick and mortar	CTL	Total
	(in millions)
A– and above	$9,115.8	$168.8	$9,284.6
BBB+ thru BBB–	1,041.0	178.5	1,219.5
BB+ thru BB–	148.3	—	148.3
B+ and below	69.8	1.6	71.4

Total	$10,374.9	$348.9	$10,723.8

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

        The amortized cost of our performing and non-performing residential mortgage loans was as follows:

	December 31, 2015
	Home equity	First liens	Total
	(in millions)
Performing	$208.0	$895.6	$1,103.6
Nonperforming	10.8	11.3	22.1

Total	$218.8	$906.9	$1,125.7

	December 31, 2014
	Home equity	First liens	Total
	(in millions)
Performing	$268.4	$847.6	$1,116.0
Nonperforming	15.0	13.3	28.3

Total	$283.4	$860.9	$1,144.3

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

4. Investments — (continued)

        The amortized cost of mortgage loans on non-accrual status was as follows:

	December 31, 2015	December 31, 2014
	(in millions)
Commercial:
Brick and mortar	$—	$9.6
Residential:
Home equity	10.8	15.0
First liens	7.9	8.8

Total	$18.7	$33.4

        The aging of our mortgage loans, based on amortized cost, was as follows:

	December 31, 2015
	30 - 59 days past due	60 - 89 days past due	90 days or more past due	Total past due	Current	Total loans	Recorded investment 90 days or more and accruing
	(in millions)
Commercial-brick and mortar	$—	$—	$—	$—	$10,921.0	$10,921.0	$—
Commercial-CTL	—	—	—	—	344.3	344.3	—
Residential-home equity	2.0	1.0	0.6	3.6	215.2	218.8	—
Residential-first liens	20.5	5.5	10.0	36.0	870.9	906.9	3.4

Total	$22.5	$6.5	$10.6	$39.6	$12,351.4	$12,391.0	$3.4

	December 31, 2014
	30 - 59 days past due	60 - 89 days past due	90 days or more past due	Total past due	Current	Total loans	Recorded investment 90 days or more and accruing
	(in millions)
Commercial-brick and mortar	$—	$4.5	$0.7	$5.2	$10,369.7	$10,374.9	$—
Commercial-CTL	—	—	—	—	348.9	348.9	—
Residential-home equity	2.3	1.2	3.4	6.9	276.5	283.4	—
Residential-first liens	24.2	7.0	12.1	43.3	817.6	860.9	4.5

Total	$26.5	$12.7	$16.2	$55.4	$11,812.7	$11,868.1	$4.5

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

December 31, 2015

4. Investments — (continued)

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

        We review our commercial mortgage loan portfolio and analyze the need for a valuation allowance for any loan that is delinquent for 60 days or more, in process of foreclosure, restructured, on the internal "watch list" or that currently has a valuation allowance. In addition to establishing allowance levels for specifically identified impaired commercial mortgage loans, management determines an allowance for all other loans in the portfolio for which historical experience and current economic conditions indicate certain losses exist. These loans are segregated by risk rating level with an estimated loss ratio applied against each risk rating level. The loss ratio is generally based upon historical loss experience for each risk rating level as adjusted for certain current environmental factors management believes to be relevant.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

4. Investments — (continued)

        A rollforward of our valuation allowance and ending balances of the allowance and loan balance by basis of impairment method was as follows:

	Commercial	Residential	Total
	(in millions)
For the year ended December 31, 2015
Beginning balance	$26.9	$29.6	$56.5
Provision	3.9	—	3.9
Charge-offs	(3.4)	(9.0)	(12.4)
Recoveries	0.1	3.6	3.7
Effect of exchange rates	—	(0.1)	(0.1)

Ending balance	$27.5	$24.1	$51.6

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$—	$7.5	$7.5
Collectively evaluated for impairment	27.5	16.6	44.1

Allowance ending balance	$27.5	$24.1	$51.6

Loan balance by basis of impairment method:
Individually evaluated for impairment	$—	$23.2	$23.2
Collectively evaluated for impairment	11,265.3	1,102.5	12,367.8

Loan ending balance	$11,265.3	$1,125.7	$12,391.0

For the year ended December 31, 2014
Beginning balance	$28.7	$41.1	$69.8
Provision	(0.9)	7.7	6.8
Charge-offs	(0.9)	(22.7)	(23.6)
Recoveries	—	3.6	3.6
Effect of exchange rates	—	(0.1)	(0.1)

Ending balance	$26.9	$29.6	$56.5

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$2.4	$9.0	$11.4
Collectively evaluated for impairment	24.5	20.6	45.1

Allowance ending balance	$26.9	$29.6	$56.5

Loan balance by basis of impairment method:
Individually evaluated for impairment	$4.4	$27.1	$31.5
Collectively evaluated for impairment	10,719.4	1,117.2	11,836.6

Loan ending balance	$10,723.8	$1,144.3	$11,868.1

For the year ended December 31, 2013
Beginning balance	$51.8	$45.6	$97.4
Provision	4.1	10.8	14.9
Charge-offs	(28.0)	(18.3)	(46.3)
Recoveries	0.8	3.1	3.9
Effect of exchange rates	—	(0.1)	(0.1)

Ending balance	$28.7	$41.1	$69.8

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$2.4	$10.2	$12.6
Collectively evaluated for impairment	26.3	30.9	57.2

Allowance ending balance	$28.7	$41.1	$69.8

Loan balance by basis of impairment method:
Individually evaluated for impairment	$4.4	$33.0	$37.4
Collectively evaluated for impairment	10,323.3	1,242.7	11,566.0

Loan ending balance	$10,327.7	$1,275.7	$11,603.4

Impaired Mortgage Loans

        Impaired mortgage loans are loans with a related specific valuation allowance, loans whose carrying amount has been reduced to the expected collectible amount because the impairment has been considered other than temporary or a loan modification has been classified as a troubled debt restructuring ("TDR"). Based on an assessment as to the

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

4. Investments — (continued)

collectability of the principal, a determination is made to apply any payments received either against the principal or according to the contractual terms of the loan. Our recorded investment in and unpaid principal balance of impaired loans along with the related loan specific allowance for losses, if any, and the average recorded investment and interest income recognized during the time the loans were impaired were as follows:

	December 31, 2015
	Recorded investment	Unpaid principal balance	Related allowance
	(in millions)
With no related allowance recorded:
Residential-first liens	$3.6	$3.6	$—
With an allowance recorded:
Residential-home equity	13.7	14.8	7.0
Residential-first liens	5.9	5.8	0.5
Total:
Residential	$23.2	$24.2	$7.5

	December 31, 2014
	Recorded investment	Unpaid principal balance	Related allowance
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$5.2	$6.7	$—
Residential-first liens	3.4	3.4	—
With an allowance recorded:
Commercial-brick and mortar	4.4	4.4	2.4
Residential-home equity	16.5	17.1	8.2
Residential-first liens	7.2	7.2	0.8
Total:
Commercial	$9.6	$11.1	$2.4
Residential	$27.1	$27.7	$9.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

4. Investments — (continued)

	Average recorded investment	Interest income recognized
	(in millions)
For the year ended December 31, 2015
With no related allowance recorded:
Commercial-brick and mortar	$2.6	$—
Residential-first liens	3.5	—
With an allowance recorded:
Commercial-brick and mortar	2.2	0.2
Residential-home equity	15.1	0.4
Residential-first liens	6.6	0.2
Total:
Commercial	$4.8	$0.2
Residential	$25.2	$0.6
For the year ended December 31, 2014
With no related allowance recorded:
Commercial-brick and mortar	$13.4	$—
Residential-first liens	4.0	—
With an allowance recorded:
Commercial-brick and mortar	4.4	0.2
Residential-home equity	18.0	0.6
Residential-first liens	8.1	0.2
Total:
Commercial	$17.8	$0.2
Residential	$30.1	$0.8
For the year ended December 31, 2013
With no related allowance recorded:
Commercial-brick and mortar	$22.2	$0.2
Residential-first liens	7.2	—
With an allowance recorded:
Commercial-brick and mortar	4.4	0.3
Residential-home equity	20.2	1.1
Residential-first liens	8.9	0.2
Total:
Commercial	$26.6	$0.5
Residential	$36.3	$1.3

Mortgage Loan Modifications

        Our commercial and residential mortgage loan portfolios include loans that have been modified. We assess loan modifications on a case-by-case basis to evaluate whether a TDR has occurred. The commercial mortgage loan TDRs were modified to delay or reduce principal payments and to reduce or delay interest payments. For these TDR assessments, we have determined the loan rates are now considered below market based on current circumstances. The commercial mortgage loan modifications resulted in delayed cash receipts and a decrease in interest income. The residential mortgage loan TDRs include modifications of interest-only payment periods, delays in principal balloon payments, and interest rate reductions. Residential mortgage loan modifications resulted in delayed or decreased cash receipts and a decrease in interest income.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

4. Investments — (continued)

        The following table includes information about outstanding loans that were modified and met the criteria of a TDR during the periods indicated. In addition, the table includes information for loans that were modified and met the criteria of a TDR within the past twelve months that were in payment default during the periods indicated:

	For the year ended December 31, 2015
	TDRs		TDRs in payment default
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
		(in millions)		(in millions)
Residential-home equity	14	$0.6	2	$—

Total	14	$0.6	2	$—

	For the year ended December 31, 2014
	TDRs		TDRs in payment default
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
		(in millions)		(in millions)
Commercial-brick and mortar	2	$5.1	1	$0.7
Residential-home equity	75	3.0	3	—
Residential-first liens	1	0.1	—	—

Total	78	$8.2	4	$0.7

	For the year ended December 31, 2013
	TDRs		TDRs in payment default
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
		(in millions)		(in millions)
Commercial-brick and mortar	2	$0.9	—	$—
Residential-home equity	69	3.8	19	—
Residential-first liens	3	0.6	1	0.3

Total	74	$5.3	20	$0.3

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

Real Estate

        Depreciation expense on invested real estate was $49.3 million, $46.5 million and $44.4 million in 2015, 2014 and 2013, respectively. Accumulated depreciation was $409.3 million and $388.0 million as of December 31, 2015 and 2014, respectively.

Other Investments

        Other investments include interests in unconsolidated entities, domestic and international joint ventures and partnerships and properties owned jointly with venture partners and operated by the partners. Such investments are generally accounted for using the equity method. In applying the equity method, we record our share of income or loss

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

4. Investments — (continued)

reported by the equity investees in net investment income. Summarized financial information for these unconsolidated entities was as follows:

	December 31,
	2015	2014
	(in millions)
Total assets	$101,099.0	$60,190.2
Total liabilities	52,839.3	47,468.3

Total equity	$48,259.7	$12,721.9

Net investment in unconsolidated entities (1)	$1,098.3	$1,159.4

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Total revenues	$13,171.0	$6,297.0	$3,002.9
Net income	4,866.0	1,152.7	738.6
Our share of net income of unconsolidated entities (1)	165.3	148.4	133.4

(1)
Primarily relates to Brasilprev Seguros e Previdencia, a co-managed joint venture in Brazil.

        In addition, other investments include $819.3 million and $790.8 million of direct financing leases as of December 31, 2015 and 2014, respectively. Our Chilean operations enter into private placement contracts for commercial, industrial and office space properties whereby our Chilean operations purchase the real estate and/or building from the seller-lessee but then lease the property back to the seller-lessee. Ownership of the property is transferred to the lessee by the end of the lease term. The direct financing lease receivables are carried at amortized cost. We actively monitor and manage our direct financing leases. All leases within the portfolio are analyzed regularly and internally rated, based on financial condition, payment history and loan-to-value.

        Derivative assets are carried at fair value and reported as a component of other investments. Certain seed money investments are also carried at fair value and reported as a component of other investments, with changes in fair value included in net realized capital gains (losses) on our consolidated statements of operations.

Securities Posted as Collateral

        We posted $935.7 million in fixed maturities, available-for-sale securities at December 31, 2015, to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant ("FCM") agreements and a lending arrangement. In addition, we posted $2,705.5 million in commercial mortgage loans and home equity mortgages as of December 31, 2015, to satisfy collateral requirements associated with our obligation under funding agreements with the Federal Home Loan Bank of Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as fixed maturities, available-for-sale and mortgage loans, respectively, on our consolidated statements of financial position. Of the securities posted as collateral, $295.2 million can be sold or repledged by the secured party.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

4. Investments — (continued)

Balance Sheet Offsetting

        Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the consolidated statements of financial position
	Gross amount of recognized assets (1)	Financial instruments (2)	Collateral received	Net amount
	(in millions)
December 31, 2015
Derivative assets	$665.4	$(409.7)	$(233.6)	$22.1
Reverse repurchase agreements	79.7	—	(79.7)	—

Total	$745.1	$(409.7)	$(313.3)	$22.1

December 31, 2014
Derivative assets	$661.8	$(479.5)	$(169.0)	$13.3
Reverse repurchase agreements	51.5	—	(51.5)	—

Total	$713.3	$(479.5)	$(220.5)	$13.3

(1)
The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents on the consolidated statements of financial position. The above excludes $1.2 million and $0.0 million of derivative assets as of December 31, 2015 and December 31, 2014, that are not subject to master netting agreements or similar agreements. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.

(2)
Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

        Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the consolidated statements of financial position
	Gross amount of recognized liabilities (1)	Financial instruments (2)	Collateral pledged	Net amount
	(in millions)
December 31, 2015
Derivative liabilities	$758.6	$(409.7)	$(253.9)	$95.0

December 31, 2014
Derivative liabilities	$786.0	$(479.5)	$(220.6)	$85.9

(1)
The gross amount of recognized derivative liabilities are reported with other liabilities on the consolidated statements of financial position. The above excludes $421.5 million and $421.3 million of derivative liabilities as of December 31, 2015 and December 31, 2014, respectively, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amounts of derivative liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.

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

        Repurchase and reverse repurchase agreements include provisions to setoff other repurchase and reverse repurchase balances with the same counterparty. Repurchase and reverse repurchase agreements also include collateral provisions with the counterparties. For reverse repurchase agreements we require the counterparties to pledge collateral with a

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

4. Investments — (continued)

value greater than the amount of cash transferred. We have the right but do not sell or repledge collateral received in reverse repurchase agreements. Repurchase agreements are structured as secured borrowings for all counterparties. We pledge fixed maturities available-for-sale, which the counterparties have the right to sell or repledge. Interest incurred on repurchase agreements is reported as part of operating expense on the consolidated statements of operations. Net proceeds related to repurchase agreements are reported as a component of financing activities on the consolidated statements of cash flows. We did not have any outstanding repurchase agreements as of December 31, 2015 and December 31, 2014.

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

Foreign Exchange Contracts

        Foreign currency risk is the risk we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises from foreign currency-denominated funding agreements we issue, foreign currency-denominated fixed maturities we invest in, capital transactions with our international operations and the financial results of our international operations. We use various derivatives to manage our exposure to fluctuations in foreign currency exchange rates.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

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

        Currency forwards are contracts in which we agree with other parties to deliver or receive a specified amount of an identified currency at a specified future date. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date. We use currency forwards to reduce market risks from changes in currency exchange rates with respect to investments or liabilities denominated in foreign currencies that we either hold or intend to acquire or sell and to hedge the currency risk associated with a business combination. We used currency forwards during 2015 to hedge certain net investments in and expected cash flows from foreign operations. Currency forwards were not used for hedging any net investments in or expected cash flows from foreign operations during 2014.

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

        We have investment contracts in which the return is tied to a leveraged inflation index. We economically hedge the risk associated with these investment contracts.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

5. Derivative Financial Instruments — (continued)

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

        We posted $342.7 million and $271.6 million in cash and securities under collateral arrangements as of December 31, 2015 and December 31, 2014, respectively, to satisfy collateral requirements associated with our derivative credit support agreements and FCM agreements. These amounts include initial margin requirements.

        Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of December 31, 2015 and December 31, 2014, was $606.5 million and $656.2 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral triggers, we posted collateral and initial margin of $342.7 million and $271.6 million as of December 31, 2015 and December 31, 2014, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2015, we would be required to post an additional $75.8 million of collateral to our counterparties.

        As of December 31, 2015 and December 31, 2014, we had received $217.5 million and $148.3 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

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

December 31, 2015

5. Derivative Financial Instruments — (continued)

Credit exposure represents the gross amount owed to us under derivative contracts as of the valuation date. The notional amounts and credit exposure of our derivative financial instruments by type were as follows:

	December 31, 2015	December 31, 2014
	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$21,704.2	$19,182.6
Interest rate options	4,900.0	4,900.0
Swaptions	259.0	260.0
Interest rate futures	162.0	147.5
Foreign exchange contracts:
Currency swaps	1,751.0	1,975.5
Currency forwards	1,040.6	270.7
Equity contracts:
Equity options	3,604.8	3,293.4
Equity futures	514.2	498.1
Credit contracts:
Credit default swaps	1,084.5	1,234.5
Total return swaps	90.0	90.0
Futures	13.1	10.5
Other contracts:
Embedded derivatives	9,905.0	9,235.7

Total notional amounts at end of period	$45,028.4	$41,098.5

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$505.5	$510.8
Interest rate options	34.1	41.0
Foreign exchange contracts:
Currency swaps	105.6	97.1
Currency forwards	4.4	1.4
Equity contracts:
Equity options	39.9	30.2
Credit contracts:
Credit default swaps	13.4	13.3
Total return swaps	0.5	—

Total gross credit exposure	703.4	693.8
Less: collateral received	234.2	183.5

Net credit exposure	$469.2	$510.3

        The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$9.4	$8.8	$132.2	$193.9
Foreign exchange contracts	94.1	80.0	164.2	69.1

Total derivatives designated as hedging instruments	$103.5	$88.8	$296.4	$263.0

Derivatives not designated as hedging instruments
Interest rate contracts	$493.0	$508.7	$255.8	$321.4
Foreign exchange contracts	16.4	20.8	68.1	40.1
Equity contracts	39.8	30.2	112.3	131.7
Credit contracts	13.9	13.3	39.7	35.6
Other contracts	—	—	407.8	415.5

Total derivatives not designated as hedging instruments	563.1	573.0	883.7	944.3

Total derivative instruments	$666.6	$661.8	$1,180.1	$1,207.3

(1)
The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

5. Derivative Financial Instruments — (continued)

(2)
The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivative liabilities with a fair value of $177.4 million and $176.4 million as of December 31, 2015 and December 31, 2014, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

        These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also have purchased credit protection with identical underlyings to certain of our sold protection transactions. The effect of this purchased protection would reduce our total maximum future payments by $0.0 million as of December 31, 2015 and $10.0 million as of December 31, 2014. These purchased credit derivative transactions had a net asset (liability) fair value of $0.0 million as of December 31, 2015 and $(0.1) million as of December 31, 2014. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

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

December 31, 2015

5. Derivative Financial Instruments — (continued)

are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	December 31, 2015
	Notional amount	Fair value	Maximum future payments	Weighted average expected life (in years)
	(in millions)
Single name credit default swaps
Corporate debt
AAA	$30.0	$0.8	$30.0	3.2
AA	74.0	1.1	74.0	2.3
A	195.0	2.2	195.0	2.2
BBB	310.0	(0.9)	310.0	2.9
BB	30.0	(4.6)	30.0	3.1
CCC	10.0	(6.8)	10.0	4.0
Government/municipalities
AA	30.0	0.6	30.0	3.3
Sovereign
AA	10.0	—	10.0	3.7
BBB	40.0	(0.9)	40.0	3.7

Total single name credit default swaps	729.0	(8.5)	729.0	2.8
Basket and index credit default swaps
Corporate debt
Near default (1)	100.4	(17.7)	100.4	1.2
Government/municipalities
AA	30.0	(1.1)	30.0	1.7
Structured finance
AAA	11.9	—	11.9	0.6

Total basket and index credit default swaps	142.3	(18.8)	142.3	1.3

Total credit default swap protection sold	$871.3	$(27.3)	$871.3	2.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

5. Derivative Financial Instruments — (continued)

	December 31, 2014
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

(1)
Includes $78.0 million as of both December 31, 2015 and December 31, 2014, notional of derivatives in consolidated collateralized private investment vehicle VIEs where the credit risk is borne by third party investors.

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

	December 31, 2015
	Amortized cost	Carrying value	Weighted average expected life (in years)
	(in millions)
Corporate debt
A	$24.6	$24.6	1.0

Total corporate debt	24.6	24.6	1.0
Structured finance
A	52.2	52.2	1.1
BBB	3.4	3.4	1.6
BB	2.3	2.3	1.6
CCC	4.8	4.8	1.9

Total structured finance	62.7	62.7	1.2

Total fixed maturities with credit derivatives	$87.3	$87.3	1.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

5. Derivative Financial Instruments — (continued)

	December 31, 2014
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

	Amount of gain (loss) recognized in net income on derivatives for the year ended December 31, (1)				Amount of gain (loss) recognized in net income on related hedged item for the year ended December 31, (1)
Derivatives in fair value hedging relationships				Hedged items in fair fair value hedging relationships
	2015	2014	2013		2015	2014	2013
	(in millions)				(in millions)
Interest rate contracts	$26.4	$25.4	$139.5	Fixed maturities, available-for-sale	$(26.1)	$(27.7)	$(133.3)
Interest rate contracts	0.8	2.0	(0.7)	Investment contracts	(0.7)	(1.9)	0.2
Foreign exchange contracts	3.8	5.5	(0.2)	Fixed maturities, available-for-sale	(3.8)	(5.4)	0.4
Foreign exchange contracts	—	0.2	(36.7)	Investment contracts	—	(0.2)	36.5

Total	$31.0	$33.1	$101.9	Total	$(30.6)	$(35.2)	$(96.2)

(1)
The gain (loss) on both derivatives and hedged items in fair value relationships is reported in net realized capital gains (losses) on the consolidated statements of operations. The net amount represents the ineffective portion of our fair value hedges.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

5. Derivative Financial Instruments — (continued)

        The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in fair value hedging relationships.

	Amount of gain (loss) for the year ended December 31,
Hedged Item	2015	2014	2013
	(in millions)
Fixed maturities, available-for-sale (1)	$(72.8)	$(93.0)	$(120.7)
Investment contracts (2)	3.7	4.3	33.2

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

        The maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 4.5 years. At December 31, 2015, we had $44.1 million of net gains reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from AOCI into net income. We reclassified $0.0 million and $0.0 million from AOCI into net realized capital gains (losses) as a result of the determination that hedged cash flows were probable of not occurring during the years ended December 31, 2015 and 2014, respectively.

        The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of operations and consolidated statements of financial position. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

		Amount of gain (loss) recognized in AOCI on derivatives (effective portion) for the year ended December 31,				Amount of gain (loss) reclassified from AOCI on derivatives (effective portion) for the year ended December 31,
					Location of gain (loss) reclassified from AOCI into net income (effective portion)
Derivatives in cash flow hedging relationships
	Related hedged item	2015	2014	2013		2015	2014	2013
		(in millions)				(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$33.1	$29.0	$(80.5)	Net investment income	$16.6	$13.8	$11.7
Interest rate contracts	Investment contracts	4.7	2.0	2.5	Benefits, claims and settlement expenses	—	—	—
Interest rate contracts	Debt	—	—	—	Operating expense	(8.2)	(7.4)	(6.6)
Foreign exchange contracts	Fixed maturities, available-for-sale	16.9	68.7	(0.9)	Net realized capital gains (losses)	28.5	(10.2)	(16.7)
Foreign exchange contracts	Investment contracts	2.4	7.2	5.0	Benefits, claims and settlement expenses	—	—	—

Total		$57.1	$106.9	$(73.9)	Total	$36.9	$(3.8)	$(11.6)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

5. Derivative Financial Instruments — (continued)

        The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in cash flow hedging relationships.

	Amount of gain (loss) for the year ended December 31,
Hedged item	2015	2014	2013
	(in millions)
Fixed maturities, available-for-sale (1)	$6.1	$5.1	$7.7
Investment contracts (2)	(18.3)	(11.1)	(11.0)

(1)
Reported in net investment income on the consolidated statements of operations.

(2)
Reported in benefits, claims and settlement expenses on the consolidated statements of operations.

        The ineffective portion of our cash flow hedges is reported in net realized capital gains (losses) on the consolidated statements of operations. The net gain resulting from the ineffective portion of foreign currency contracts in cash flow hedging relationships was $0.0 million, $0.0 million and $0.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

        We expect to reclassify net losses of $2.7 million from AOCI into net income in the next 12 months, which includes both net deferred gains on discontinued hedges and net losses on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

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

	Amount of gain recognized in AOCI on derivatives (effective portion) for the year ended December 31,
Derivatives in net investment hedging relationships	2015	2014	2013
	(in millions)
Foreign exchange contracts	$1.7	$—	$—

Total	$1.7	$—	$—

        We did not have any ineffectiveness and did not reclassify any gains or losses from AOCI into net income related to our net investment hedges for the years ended December 31, 2015, 2014 and 2013.

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

December 31, 2015

5. Derivative Financial Instruments — (continued)

        The following table shows the effect of derivatives not designated as hedging instruments, including fair value changes of embedded derivatives that have been bifurcated from the host contract, on the consolidated statements of operations.

	Amount of gain (loss) recognized in net income on derivatives for the year ended December 31,
Derivatives not designated as hedging instruments	2015	2014	2013
	(in millions)
Interest rate contracts	$73.8	$246.0	$(137.6)
Foreign exchange contracts	(49.8)	(74.6)	(0.1)
Equity contracts	(50.5)	21.9	(159.4)
Credit contracts	3.5	(34.7)	40.6
Other contracts	(11.4)	(194.3)	154.4

Total	$(34.4)	$(35.7)	$(102.1)

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

        If actual cumulative earnings of the Closed Block are greater than the expected cumulative earnings of the Closed Block, only the expected cumulative earnings will be recognized in income with the excess recorded as a PDO. This PDO represents undistributed accumulated earnings that will be paid to Closed Block policyholders as additional policyholder dividends unless offset by future performance of the Closed Block that is less favorable than originally expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in income. At December 31, 2015 and 2014, cumulative actual earnings have been less than cumulative expected earnings. However, cumulative net unrealized gains were greater than expected, resulting in the recognition of a PDO of $88.7 million and $165.2 million as of December 31, 2015 and 2014, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

6. Closed Block — (continued)

        Closed Block liabilities and assets designated to the Closed Block were as follows:

	December 31, 2015	December 31, 2014
	(in millions)
Closed Block liabilities
Future policy benefits and claims	$4,229.2	$4,366.5
Other policyholder funds	9.2	9.6
Policyholder dividends payable	246.4	259.2
Policyholder dividends obligation	88.7	165.2
Other liabilities	8.2	17.6

Total Closed Block liabilities	4,581.7	4,818.1
Assets designated to the Closed Block
Fixed maturities, available-for-sale	2,211.5	2,399.5
Fixed maturities, trading	10.3	11.9
Equity securities, available-for-sale	3.8	3.8
Mortgage loans	899.1	912.1
Policy loans	587.2	610.0
Other investments	81.9	101.1

Total investments	3,793.8	4,038.4
Cash and cash equivalents	88.8	29.2
Accrued investment income	45.3	48.8
Premiums due and other receivables	11.3	13.6
Deferred tax asset	55.2	58.1
Other assets	0.2	—

Total assets designated to the Closed Block	3,994.6	4,188.1

Excess of Closed Block liabilities over assets designated to the Closed Block	587.1	630.0
Amounts included in accumulated other comprehensive income	9.3	18.9

Maximum future earnings to be recognized from Closed Block assets and liabilities	$596.4	$648.9

        Closed Block revenues and expenses were as follows:

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Revenues
Premiums and other considerations	$325.6	$351.9	$379.9
Net investment income	187.0	201.9	207.7
Net realized capital losses	(0.2)	(2.3)	(12.3)

Total revenues	512.4	551.5	575.3
Expenses
Benefits, claims and settlement expenses	283.2	313.3	320.1
Dividends to policyholders	160.4	173.2	184.4
Operating expenses	3.9	4.3	4.7

Total expenses	447.5	490.8	509.2

Closed Block revenues, net of Closed Block expenses, before income taxes	64.9	60.7	66.1
Income taxes	20.7	19.5	21.1

Closed Block revenues, net of Closed Block expenses and income taxes	44.2	41.2	45.0
Funding adjustment charges	8.3	(4.8)	(6.5)

Closed Block revenues, net of Closed Block expenses, income taxes and funding adjustment charges	$52.5	$36.4	$38.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

6. Closed Block — (continued)

        The change in maximum future earnings of the Closed Block was as follows:

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Beginning of year	$648.9	$685.3	$723.8
End of year	596.4	648.9	685.3

Change in maximum future earnings	$(52.5)	$(36.4)	$(38.5)

        Principal Life charges the Closed Block with federal income taxes, payroll taxes, state and local premium taxes and other state or local taxes, licenses and fees as provided in the plan of reorganization.

7. Deferred Acquisition Costs

        Acquisition costs deferred and amortized were as follows:

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Balance at beginning of year	$2,993.0	$3,077.0	$2,590.0
Cost deferred during the year	390.3	404.1	447.0
Amortized to expense during the year (1)	(270.8)	(367.2)	(187.1)
Adjustment related to unrealized (gains) losses on available-for-sale securities and derivative instruments	164.5	(120.9)	227.1
Other	(0.9)	—	—

Balance at end of year	$3,276.1	$2,993.0	$3,077.0

(1)
Includes adjustments for revisions to estimated gross profits.

8. Insurance Liabilities

Contractholder Funds

        Major components of contractholder funds in the consolidated statements of financial position are summarized as follows:

	December 31,
	2015	2014
	(in millions)
Liabilities for investment contracts:
Liabilities for individual annuities	$10,147.4	$10,077.7
GICs	10,222.8	10,115.3
Funding agreements	6,863.4	7,338.1
Other investment contracts	2,007.4	901.6

Total liabilities for investment contracts	29,241.0	28,432.7
Universal life and other reserves	6,475.1	6,294.0

Total contractholder funds	$35,716.1	$34,726.7

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

        Principal Life was authorized to issue up to $4.0 billion of funding agreements under a program established in 1998 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. As of

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

8. Insurance Liabilities — (continued)

December 31, 2015 and 2014, $107.5 million and $111.2 million, respectively, of liabilities are outstanding with respect to the issuance outstanding under this program. Principal Life was also authorized to issue up to Euro 4.0 billion (approximately USD$5.3 billion) of funding agreements under a program established in 2006 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. The unaffiliated entity is an unconsolidated special purpose vehicle. As of December 31, 2015 and 2014, $1,021.0 million and $1,137.1 million, respectively, of liabilities are outstanding with respect to issuances outstanding under this program. Principal Life does not anticipate any new issuance activity under either of these programs due to the existence of the program established in 2011 described below.

        In addition, Principal Life was authorized to issue up to $7.0 billion of funding agreements under a program established in 2001 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. The unaffiliated entity is an unconsolidated special purpose entity. As of December 31, 2015 and 2014, $201.4 million and $505.8 million, respectively, of liabilities are being held with respect to issuances outstanding under this program. Principal Life does not anticipate any new issuance activity under this program, given our December 2005 termination of the dealership agreement for this program and the availability of the program established in 2011 described below.

        Additionally, Principal Life was authorized to issue up to $9.0 billion of funding agreements under a program that was originally established in March 2004 to support the prospective issuance of medium term notes by unaffiliated entities in both domestic and international markets. Under this program, both the notes and the supporting funding agreements were registered with the United States Securities and Exchange Commission ("SEC"). As of December 31, 2015 and 2014, $246.0 million and $549.2 million, respectively, of liabilities are being held with respect to issuances outstanding under this program. In contrast with direct funding agreements, GIC issuances and the other three funding agreement-backed medium term note programs described above, Principal Life's payment obligations on each funding agreement issued under this SEC-registered program are guaranteed by PFG. Principal Life does not anticipate any new issuance activity under this program due to the existence of the program established in 2011 described below.

        Principal Life was authorized to issue up to $5.0 billion of funding agreements under a program that was originally established in 2011 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. The unaffiliated entity is an unconsolidated special purpose entity. In June 2015, this program was amended to authorize issuance of up to an additional $4.0 billion in recognition of the use of nearly all $5.0 billion of existing issuance authorization. As of December 31, 2015 and 2014, $3,537.0 million and $3,284.7 million, respectively, of liabilities are being held with respect to issuances outstanding under this program. Similar to the SEC-registered program, Principal Life's payment obligations on each funding agreement issued under this program are guaranteed by PFG. The program established in 2011 is not registered with the SEC.

Future Policy Benefits and Claims

        Activity associated with unpaid disability and health claims is summarized as follows:

	December 31,
	2015	2014	2013
	(in millions)
Balance at beginning of year	$1,240.1	$1,144.7	$1,066.0
Incurred:
Current year	810.2	760.5	712.0
Prior years	—	1.2	1.0

Total incurred	810.2	761.7	713.0
Payments:
Current year	484.3	445.5	432.1
Prior years	243.3	220.8	202.2

Total payments	727.6	666.3	634.3
Balance at end of year:
Current year	325.9	315.0	279.9
Prior years	996.8	925.1	864.8

Total balance at end of year	$1,322.7	$1,240.1	$1,144.7

Amounts not included in the rollforward above:
Claim adjustment expense liabilities	$51.5	$47.5	$43.4
Reinsurance recoverables for unpaid claims	$325.2	$304.6	$265.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

8. Insurance Liabilities — (continued)

        Incurred liability adjustments relating to prior years, which affected current operations during 2015, 2014 and 2013, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid disability and health claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid disability and health claims.

9. Debt

Short-Term Debt

        The components of short-term debt were as follows:

	December 31,
	2015	2014
	(in millions)
Line of credit	$157.2	$—
Other recourse short-term debt	23.9	28.0

Total short-term debt	$181.1	$28.0

        As of both December 31, 2015 and 2014, we had short-term credit facilities with various financial institutions in an aggregate amount of $1,005.0 million. As of December 31, 2015 and 2014, we had $181.1 million and $28.0 million, respectively, of outstanding borrowings, with no assets pledged as support. Our credit facilities include a $400.0 million 5-year facility that matures in March 2019, with Principal Financial Services, Inc., Principal Life and us as co-borrowers, a $300.0 million 364-day facility with Principal Life as borrower that matures in March 2015, and a $200.0 million 3-year facility with Principal Financial Services, Inc., Principal Life, Principal Financial Services V (UK) LTD and us as the co-borrowers that matures in March 2017. These facilities may be used for general corporate purposes, including commercial paper back-stop. Our commercial paper programs require 100% back-stop support, of which there were no outstanding balances as of December 31, 2015 and 2014.

        The weighted-average interest rate on short-term borrowings as of December 31, 2015 and 2014, was 4.2% and 5.8%, respectively.

Long-Term Debt

        The components of long-term debt were as follows:

	December 31,
	2015	2014
	(in millions)
1.85% notes payable, due 2017	$299.9	$299.8
8.875% notes payable, due 2019	350.0	350.0
3.3% notes payable, due 2022	299.2	299.1
3.125% notes payable, due 2023	299.7	299.6
3.4% notes payable, due in 2025	398.8	—
6.05% notes payable, due 2036	601.5	601.6
4.625% notes payable, due 2042	299.5	299.5
4.35% notes payable, due 2043	299.3	299.3
4.7% notes payable due 2055	400.0	—
Non-recourse mortgages and notes payable	42.9	82.3

Total long-term debt	$3,290.8	$2,531.2

        The amounts included above are net of the discount and premium associated with issuing these notes, which are being amortized to expense over their respective terms using the interest method.

        On May 7, 2015, we issued $400.0 million of senior notes. The notes bear interest at 3.4% and will mature in 2025. Interest on the notes is payable semi-annually on May 15 and November 15 each year, beginning on November 15, 2015. In addition, on May 7, 2015, we issued $400.0 million of junior subordinated notes, which are subordinated to all our senior debt. The notes are callable in 2020 and have a maturity date in 2055. The notes initially bear a fixed rate of interest at 4.7% and convert to a floating rate at the date the notes become callable. Interest on the notes is payable semi-annually on May 15 and November 15 each year. After the call date the notes will bear interest at 3-month LIBOR plus 3.044%, reset quarterly and payable in arrears in February, May, August, and November each year. We have the

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

9. Debt — (continued)

right to defer interest payments on the junior subordinated notes for up to 5 years without resulting in a default, during which time interest will be compounded. The proceeds from these notes were used to redeem our series A and series B preferred stock with the remainder available for general corporate purposes.

        On November 16, 2012, we issued $900.0 million of senior notes. We issued a $300.0 million series of notes that bear interest at 1.85% and will mature in 2017, a $300.0 million series of notes that bear interest at 3.125% and will mature in 2023 and a $300.0 million series of notes that bear interest at 4.35% and will mature in 2043. Interest on the notes is payable semi-annually on May 15 and November 15 each year, beginning on May 15, 2013. The proceeds were used to fund our acquisition of Cuprum.

        On September 5, 2012, we issued $600.0 million of senior notes. We issued a $300.0 million series of notes that bear interest at 3.3% and will mature in 2022 and a $300.0 million series of notes that bear interest at 4.625% and will mature in 2042. Interest on the notes is payable semi-annually on March 15 and September 15 each year, beginning on March 15, 2013. The proceeds were used for the repayment of the $400.0 million aggregate principal amount of notes due in 2014 and to partially fund our acquisition of Cuprum.

        On May 18, 2009, we issued $750.0 million of senior notes. We issued a $400.0 million series of notes that bore interest at 7.875% and were to mature on May 15, 2014. These notes were repaid following our November 2012 debt issuance. We issued a $350.0 million series of notes that bear interest at 8.875% and will mature on May 15, 2019. Interest on the notes is payable semi-annually on May 15 and November 15 each year, beginning on November 15, 2009. The proceeds were primarily used to refinance $440.9 million of notes that matured on August 15, 2009, with the remaining proceeds being used for general corporate purposes.

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

        On March 10, 1994, Principal Life issued $100.0 million of surplus notes due March 1, 2044, at an 8% annual interest rate. None of our affiliates held any portion of the notes. Each payment of interest and principal on the notes, however, could be made only with the prior approval of the Commissioner of Insurance of the State of Iowa (the "Commissioner") and only to the extent that Principal Life had sufficient surplus earnings to make such payments. On March 1, 2014, Principal Life redeemed the surplus notes in whole at a redemption price equal to 102.3% of par, which was approved by the Commissioner.

        The non-recourse mortgages, other mortgages and notes payable are primarily financings for real estate developments. Outstanding principal balances as of December 31, 2015, ranged from $1.8 million to $41.1 million per development with interest rates being variable. Outstanding principal balances as of December 31, 2014, ranged from $1.7 million to $32.6 million per development with interest rates being variable. Outstanding debt is secured by the underlying real estate properties, which were reported as real estate on our consolidated statements of financial position with a carrying value of $79.5 million and $155.6 million as of December 31, 2015 and 2014, respectively.

        At December 31, 2015, future annual maturities of the long-term debt were as follows (in millions):

Year ending December 31:
2016	$42.8
2017	299.9
2018	—
2019	350.0
2020	—
Thereafter	2,598.1

Total future maturities of the long-term debt	$3,290.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

10. Income Taxes

Income Tax Expense

        Our income tax expense was as follows:

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Current income taxes:
U.S. federal	$225.9	$242.1	$109.5
State	12.3	4.7	7.7
Foreign	32.6	67.6	69.7
Tax benefit of operating loss carryforward	(52.0)	(163.0)	(134.1)

Total current income taxes	218.8	151.4	52.8
Deferred income taxes (benefits):
U.S. federal	79.1	148.0	155.1
State	(1.0)	(32.8)	(3.1)
Foreign	(119.3)	51.9	(16.9)

Total deferred income taxes (benefits)	(41.2)	167.1	135.1

Total income taxes	$177.6	$318.5	$187.9

Effective Income Tax Rate

        Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate was as follows:

	For the year ended December 31,
	2015	2014	2013
U.S. corporate income tax rate	35%	35%	35%
Dividends received deduction	(11)	(10)	(10)
Merger of Chilean legal entities	(7)	—	—
Impact of equity method presentation	(3)	(2)	(3)
Tax credits	(2)	(2)	—
Interest exclusion from taxable income	(1)	(1)	(2)
Foreign tax rate differential	—	(2)	(2)
Impact of court ruling on some uncertain tax positions	3	—	—
Impact of enactment of tax legislation	—	4	1
Other	(2)	(1)	(2)

Effective income tax rate	12%	21%	17%

Unrecognized Tax Benefits

        A summary of the changes in unrecognized tax benefits follows.

	For the year ended December 31,
	2015	2014
	(in millions)
Balance at beginning of period	$172.4	$108.9
Additions based on tax positions related to the current year	12.9	12.9
Additions for tax positions of prior years	45.9	62.5
Reductions for tax positions related to the current year	(8.7)	(8.4)
Reductions for tax positions of prior years	(3.5)	(0.2)
Settlements	—	(3.3)

Balance at end of period (1)	$219.0	$172.4

(1)
Of this amount, $79.5 million, if recognized, would reduce the 2015 effective income tax rate. We recognize interest and penalties related to uncertain tax positions in operating expenses.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

10. Income Taxes — (continued)

        As of December 31, 2015 and 2014, we had recognized $137.9 million and $100.4 million of accumulated pre-tax interest and penalties related to unrecognized tax benefits, respectively.

Net Deferred Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred income taxes were as follows:

	December 31,
	2015	2014
	(in millions)
Deferred income tax assets:
Insurance liabilities	$85.8	$390.8
Investments, including derivatives	368.8	395.1
Net operating loss carryforwards	80.9	128.4
Tax credit carryforwards	227.4	163.2
Employee benefits	534.8	506.6
Foreign currency translation	123.4	61.8
Other deferred income tax assets	64.3	94.5

Gross deferred income tax assets	1,485.4	1,740.4
Valuation allowance	(11.9)	(4.1)

Total deferred income tax assets	1,473.5	1,736.3
Deferred income tax liabilities:
Deferred acquisition costs	(866.1)	(774.2)
Investments, including derivatives	(379.6)	(411.1)
Net unrealized gains on available-for-sale securities	(431.2)	(1,004.6)
Real estate	(123.1)	(133.9)
Intangible assets	(235.4)	(314.2)
Other deferred income tax liabilities	(39.3)	(42.8)

Total deferred income tax liabilities	(2,074.7)	(2,680.8)

Total net deferred income tax liabilities	$(601.2)	$(944.5)

        Net deferred income taxes by jurisdiction were as follows:

	December 31,
	2015	2014
	(in millions)
Deferred income tax assets:
State	$53.3	$35.3
Foreign	42.7	55.5

Net deferred income tax assets	96.0	90.8
Deferred income tax liabilities:
U.S. federal	(459.5)	(663.7)
Foreign	(237.7)	(371.6)

Net deferred income tax liabilities	(697.2)	(1,035.3)

Total net deferred income tax liabilities	$(601.2)	$(944.5)

        In management's judgment, total deferred income tax assets are more likely than not to be realized. Included in the deferred income tax asset are tax carryforwards available to offset future taxable income or income taxes. As of December 31, 2015 and 2014, we have tax credit carryforwards for U.S. federal income tax purposes of $227.4 million and $163.2 million, respectively. Alternative minimum, foreign and general business tax credit carryovers were generated during the period we utilized net operating losses, primarily attributable to our captive reinsurance companies that joined our consolidated U.S. federal income tax return beginning in 2012 and 2013. Some of these tax credit carryforwards will expire in 2023 while others never expire. As of December 31, 2015, all accumulated U.S. federal tax credit carryforwards are anticipated to be utilized before expiration; therefore, no valuation allowance has been provided for the related deferred income tax assets.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

10. Income Taxes — (continued)

        As of December 31, 2015 and 2014, domestic state net operating loss carryforwards were $387.7 million and $408.7 million, respectively, and expired or will expire between 2015 and 2034. As of December 31, 2015 and 2014, foreign net operating loss carryforwards generated primarily in Chile were $197.1 million and $231.9 million, respectively, with some expiring in 2016 while others never expire. We maintain valuation allowances by jurisdiction against the deferred income tax assets related to certain of these carryforwards and other items, as utilization of these income tax benefits fail the more likely than not criteria in certain jurisdictions. As of December 31, 2015 and 2014, valuation allowances of $11.9 million and $4.1 million, respectively, have been recorded against the income tax benefits associated primarily with foreign net operating loss carryforwards. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of the deferred income tax assets that are more likely than not to be realized.

        Tax legislation increasing the Brazilian tax rate was enacted in September 2015. The three-year rate increase did not have a material impact on our consolidated results. Tax legislation transitioning an increase in the Chilean tax rate over five years was enacted in September, 2014. Our net deferred tax liabilities increased $58.1 million in the third quarter of 2014 as a result of the legislation in Chile.

        We are a U.S. shareholder in various foreign entities classified as controlled foreign corporations ("CFCs") for U.S. tax purposes. U.S. shareholders of CFCs are generally required to take into account as gross income in the U.S. certain passive income earned by the CFCs ("Subpart F income") even if the income is not currently distributed. Temporary exceptions (the "active financing" and "look through" exceptions) were applicable for tax years beginning before January 1, 2015, to avoid the current recognition of Subpart F income derived in either the active conduct of a banking, financing, insurance or similar business or for certain payments between related corporations in different foreign jurisdictions. The U.S. Congress passed and the President enacted legislation on December 18, 2015, retroactive to January 1, 2015, permanently extending the active financing exception and extending the look-through exception for five years. This legislation did not have a material impact on our consolidated results.

        As of December 31, 2015 and 2014, U.S. federal and state deferred income taxes have not been provided on approximately $1,004.6 million and $824.8 million, respectively, of accumulated but undistributed earnings from operations of foreign subsidiaries. These earnings are considered to be indefinitely reinvested in the business. It is not practicable to determine the amount of the unrecognized deferred tax liability that would arise if these earnings were remitted due to foreign tax credits and exclusions that may become available at the time of remittance. At December 31, 2015, deferred taxes were also not provided on the approximately $106.2 million of excess book carrying value over tax basis with respect to the original investment of our foreign subsidiaries. A tax liability will be recognized when we no longer plan to indefinitely reinvest a portion or all of these earnings or when we plan to sell a portion or all of our ownership interest.

Other Tax Information

        Income tax returns are filed in the U.S. federal jurisdiction as well as various states and foreign jurisdictions where we and one or more of our subsidiaries conduct business. Although determined by jurisdiction, with few exceptions our tax uncertainties relate primarily to the U.S. federal jurisdiction. The Internal Revenue Service ("IRS") has completed examination of our consolidated U.S. federal income tax returns for years prior to 2009. We are contesting certain issues and have filed suit in the Court of Federal Claims, requesting refunds for the years 1995-2003. We believe there is a reasonable possibility this litigation can be resolved within the next twelve months. As of December 31, 2015 and 2014, we had $229.9 million and $298.3 million, respectively, of current income tax receivables associated with outstanding audit issues reported as other assets in our consolidated statements of financial position.

        We filed claims for refund for tax years 2006 through 2008 in 2015. The IRS commenced audit of our U.S. federal income tax return for 2009 in the fourth quarter of 2011, 2010 in the first quarter of 2012, 2011 in the first quarter of 2013, and 2012 in the third quarter of 2015. We do not expect the results of these audits or developments in other tax areas for all open tax years to significantly change the possible increase in the amount of unrecognized tax benefits, but the outcome of tax reviews is uncertain and unforeseen results can occur.

4 Table of Contents

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

10. Income Taxes — (continued)

        The U.S. Court of Federal Claims denied cross-motions for partial summary judgment on February 4, 2015, and ordered a trial on the previously taxed income issue in the case of Principal Life Insurance Company and Subsidiaries ("Principal Life") v. the United States. Previously, in the same case, on May 9, 2014, the court ruled against Principal Life's tax treatment of transactions involving the purchase and sale of principal-only certificates. These recent events caused the re-evaluation of all our pending uncertain tax positions, which resulted in a $30.3 million reduction in net income in the first quarter of 2015 and a $47.5 million reduction in net income in the second quarter of 2014. We believe that we have adequate defenses against, or sufficient provisions for, the contested issues, but final resolution could take several years while legal remedies are pursued. Consequently, we do not expect the ultimate resolution of issues from tax years 1995-2003 or those that might arise in tax years subsequent to 2003 to have a material impact on our net income. We do not believe there is a reasonable possibility the total amount of uncertain tax benefits will significantly increase or decrease in the next twelve months.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

11. Employee and Agent Benefits — (continued)

Obligations and Funded Status

        The plans' combined funded status, reconciled to amounts recognized in the consolidated statements of financial position, was as follows:

	Pension benefits		Other postretirement benefits
	December 31,		December 31,
	2015	2014	2015	2014
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$(3,060.0)	$(2,440.2)	$(169.7)	$(140.6)
Service cost	(63.2)	(54.0)	(2.0)	(1.4)
Interest cost	(120.3)	(117.1)	(6.6)	(6.6)
Actuarial gain (loss)	96.3	(532.9)	(2.7)	(26.0)
Participant contribution	—	—	(6.4)	(6.6)
Benefits paid	95.0	84.2	12.7	12.2
Other	—	—	9.0	(0.7)

Benefit obligation at end of year	$(3,052.2)	$(3,060.0)	$(165.7)	$(169.7)

Change in plan assets
Fair value of plan assets at beginning of year	$2,218.3	$1,925.6	$639.7	$613.0
Actual return on plan assets	(50.0)	246.0	(6.9)	31.9
Employer contribution	93.0	130.9	0.5	0.4
Participant contributions	—	—	6.4	6.6
Benefits paid	(95.0)	(84.2)	(12.7)	(12.2)

Fair value of plan assets at end of year	$2,166.3	$2,218.3	$627.0	$639.7

Amount recognized in statement of financial position
Other assets	$—	$—	$461.9	$470.7
Other liabilities	(885.9)	(841.7)	(0.6)	(0.7)

Total	$(885.9)	$(841.7)	$461.3	$470.0

Amount recognized in accumulated other comprehensive (income) loss
Total net actuarial (gain) loss	$771.2	$759.2	$(8.6)	$(53.0)
Prior service benefit	(5.1)	(6.9)	(33.0)	(35.9)

Pre-tax accumulated other comprehensive (income) loss	$766.1	$752.3	$(41.6)	$(88.9)

        The accumulated benefit obligation for all defined benefit pension plans was $2,799.2 million and $2,854.0 million at December 31, 2015 and 2014, respectively.

        Employer contributions to the pension plans include contributions made directly to the qualified pension plan assets and contributions from corporate assets to pay nonqualified pension benefits. Benefits paid from the pension plans include both qualified and nonqualified plan benefits. Nonqualified pension plan assets are not included as part of the asset balances presented in this footnote. The nonqualified pension plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The assets held in a Rabbi trust are available to satisfy the claims of general creditors only in the event of bankruptcy. Therefore, these assets are fully consolidated in our consolidated statements of financial position and are not reflected in our funded status as they do not qualify as plan assets under U.S. GAAP. The market value of assets held in these trusts was $330.8 million and $329.6 million as of December 31, 2015 and 2014, respectively.

Pension Plan Changes and Plan Gains/Losses

        On January 1, 2010, benefits under the Principal Pension Plan were frozen for certain participants.

        For the year ended December 31, 2015, the pension plans had a gain primarily due to the increase in discount rate offset by less than expected investment returns. For the year ended December 31, 2014, the pension plans had a loss primarily due to a decrease in the discount rate and updates to the mortality assumption.

Other Postretirement Plan Changes and Plan Gains/Losses

        The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Modernization Act") provides a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

11. Employee and Agent Benefits — (continued)

of retiree medical benefit plans. During each of the years ended December 31, 2015, 2014 and 2013, the Medicare subsidies we received and accrued for were $0.7 million, $0.7 million and $0.8 million, respectively.

        Effective January 1, 2016, post-65 medical coverage for employees who retired from January 1, 1992, to December 31, 2010, will transition from a traditional medical plan to a stipend health reimbursement arrangement. This plan change reduced our accumulated postretirement benefit obligation by $15.5 million as of December 31, 2015. Offsetting this reduction is an adjustment in accumulated postretirement benefit obligation (recognized in fourth quarter 2015 expense) of $5.8 million related to dental plan benefits.

        An actuarial loss occurred during 2015 for the other postretirement benefit plans. This was primarily due to a greater than expected increase in claim costs and a longer trend rate for participants under age 65. An actuarial loss occurred during 2014 for the other postretirement benefit plans. This was due to a decrease in the discount rate, a change in the mortality assumption, a lower than expected increase in the medical premium equivalents for participants over age 65 and a greater than expected increase in the claim costs for participants under age 65.

Information for Pension Plans With an Accumulated Benefit Obligation in Excess of Plan Assets

        For 2015 and 2014, both the qualified and nonqualified plans had accumulated benefit obligations in excess of plan assets. As noted previously, the nonqualified plans have assets that are deposited in trusts that fail to meet the U.S. GAAP requirements to be included in plan assets; however, these assets are included in our consolidated statements of financial position.

	December 31,
	2015	2014
	(in millions)
Projected benefit obligation	$3,052.2	$3,060.0
Accumulated benefit obligation	2,799.2	2,854.0
Fair value of plan assets	2,166.3	2,218.3

Information for Other Postretirement Benefit Plans With an Accumulated Postretirement Benefit Obligation in Excess of Plan Assets

	December 31,
	2015	2014
	(in millions)
Accumulated postretirement benefit obligation	$1.3	$1.5
Fair value of plan assets	0.7	0.8

Components of Net Periodic Benefit Cost

	Pension benefits			Other postretirement benefits
	For the year ended December 31,
	2015	2014	2013	2015	2014	2013
	(in millions)
Service cost	$63.2	$54.0	$57.1	$2.0	$1.4	$1.0
Interest cost	120.3	117.1	103.8	6.6	6.6	5.7
Expected return on plan assets	(160.6)	(131.9)	(127.4)	(33.9)	(32.6)	(28.8)
Amortization of prior service benefit	(1.9)	(4.7)	(8.7)	(18.5)	(20.3)	(25.9)
Recognized net actuarial (gain) loss	102.4	50.5	118.5	(0.8)	(3.4)	1.0
Other	—	—	—	5.8	—	—

Net periodic benefit cost (income)	$123.4	$85.0	$143.3	$(38.8)	$(48.3)	$(47.0)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

11. Employee and Agent Benefits — (continued)

        The pension plans' actuarial gains and losses are amortized using a straight-line amortization method over the average remaining service period of plan participants. For the qualified pension plan, gains and losses are amortized without use of the 10% allowable corridor. For the nonqualified pension plans and other postretirement benefit plans, the corridors allowed are used.

	Pension benefits		Other postretirement benefits
	For the year ended December 31,
	2015	2014	2015	2014
	(in millions)
Other changes recognized in accumulated other comprehensive loss
Net actuarial loss	$114.3	$418.8	$43.5	$26.7
Amortization of gain (loss)	(102.4)	(50.5)	0.8	3.4
Amortization of prior service benefit	1.9	4.7	18.5	20.3
Plan changes	—	—	(15.5)	—

Total recognized in pre-tax accumulated other comprehensive loss	$13.8	$373.0	$47.3	$50.4

Total recognized in net periodic benefit cost and pre-tax accumulated other comprehensive loss	$137.2	$458.0	$8.5	$2.1

        Net actuarial (gain) loss and net prior service cost benefit have been recognized in AOCI.

        The estimated net actuarial (gain) loss and prior service cost (benefit) that will be amortized from AOCI into net periodic benefit cost for the pension benefits during the 2016 fiscal year are $77.0 million and $(2.2) million, respectively. The estimated net actuarial (gain) loss and prior service cost (benefit) for the postretirement benefits that will be amortized from AOCI into net periodic benefit cost during the 2016 fiscal year are $0.2 million and $(20.3) million, respectively.

Assumptions

Weighted-average assumptions used to determine benefit obligations as disclosed under the Obligations and Funded Status section

	Pension benefits
	For the year ended December 31,
	2015	2014
Discount rate	4.50%	4.00%
Rate of compensation increase:
Traditional benefit	2.98%	3.02%

	Other postretirement benefits
	For the year ended December 31,
	2015	2014
Discount rate	4.15%	4.00%
Rate of compensation increase	4.82%	4.82%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

11. Employee and Agent Benefits — (continued)

Weighted average assumptions used to determine net periodic benefit cost

	Pension benefits
	For the year ended December 31,
	2015	2014	2013
Discount rate	4.00%	4.90%	4.00%
Expected long-term return on plan assets	7.20%	6.75%	7.50%
Rate of compensation increase:
Cash balance benefit	5.25%	5.29%	5.29%
Traditional benefit	3.02%	3.06%	3.06%

	Other postretirement benefits
	For the year ended December 31,
	2015	2014	2013
Discount rate	4.00%	4.90%	4.00%
Expected long-term return on plan assets	5.36%	5.36%	5.62%
Rate of compensation increase	4.82%	4.83%	4.83%

        The assumed salary growth rates used to project benefits for the projected benefit obligation are age-based for home office employees, ranging from 10.73% at age 21 to 2.25% at age 64. As a single representative rate for this assumption scale, past disclosures reflected the arithmetic average of the rates for the 44 ages (age 22 to age 65). The rate labeled cash balance benefit (relative to employees accruing a cash balance) is the lifecount-weighted average rate of salary growth in the coming year only, as the impact of salary assumption for cash balance benefits are limited to the upcoming year service cost. The rate labeled traditional benefit (relative to employees still accruing a final average pay benefit) is the lifecount-weighted average (at each age) of the single annual growth rate at the age that is equivalent to applying the scale from that age to age 65.

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

        For other postretirement benefits, the discount rate is determined by projecting future benefit payments inherent in the accumulated postretirement benefit obligation, and discounting those cash flows using a spot yield curve for high quality corporate bonds. The plans' expected benefit payments are discounted to determine a present value using the yield curve and the discount rate is the level rate that produces the same present value. The 5.36% expected long-term return on plan assets for 2015 is based on the weighted average expected long-term asset returns for the medical, life and long-term care plans. The expected long-term rates for the medical, life and long-term care plans are 5.4%, 5.0% and 5.85%, respectively.

Assumed Health Care Cost Trend Rates

	December 31,
	2015	2014
Health care cost trend rate assumed for next year under age 65	7.0%	7.0%
Health care cost trend rate assumed for next year age 65 and over	6.0%	6.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate (under age 65)	2023	2019
Year that the rate reaches the ultimate trend rate (65 and older)	2021	2020

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

11. Employee and Agent Benefits — (continued)

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-percentage point increase	1-percentage point decrease
	(in millions)
Effect on total of service cost and interest cost components	$0.6	$(0.5)
Effect on accumulated postretirement benefit obligation	(7.1)	6.5

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

December 31, 2015

11. Employee and Agent Benefits — (continued)

Pension Plan Assets

        The fair value of the qualified pension plan's assets by asset category as of the most recent measurement date is as follows:

	December 31, 2015
		Fair value hierarchy level
	Assets measured at fair value
		Level 1	Level 2	Level 3
	(in millions)
Asset category
U.S. large cap equity portfolios (1)	$591.2	$—	$591.2	$—
U.S. small/mid cap equity portfolios (2)	138.0	—	138.0	—
Balanced asset portfolios (3)	119.9	—	119.9	—
International equity portfolios (4)	201.7	—	201.7	—
Fixed income security portfolios (5)	997.0	—	997.0	—
Real estate investment portfolios:
Direct real estate investments (6)	118.5	—	118.5	—

Total	$2,166.3	$—	$2,166.3	$—

	December 31, 2014
		Fair value hierarchy level
	Assets measured at fair value
		Level 1	Level 2	Level 3
	(in millions)
Asset category
U.S. large cap equity portfolios (1)	$493.7	$—	$493.7	$—
U.S. small/mid cap equity portfolios (2)	118.1	—	118.1	—
Balanced asset portfolios (3)	114.2	—	114.2	—
International equity portfolios (4)	174.8	—	174.8	—
Fixed income security portfolios (5)	1,213.2	—	1,213.2	—
Real estate investment portfolios:
Direct real estate investments (6)	104.3	—	104.3	—

Total	$2,218.3	$—	$2,218.3	$—

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

(6)
The portfolio invests primarily in U.S. commercial real estate properties through a separate account.

        We had no Level 3 assets in 2015, 2014 and 2013.

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

December 31, 2015

11. Employee and Agent Benefits — (continued)

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

Other Postretirement Benefit Plan Assets

        The fair value of the other postretirement benefit plans' assets by asset category as of the most recent measurement date is as follows:

	December 31, 2015
		Fair value hierarchy level
	Assets measured at fair value
		Level 1	Level 2	Level 3
	(in millions)
Asset category
Cash and cash equivalents	$5.9	$5.9	$—	$—
Fixed income security portfolios:
Fixed income investment funds (1)	181.7	173.2	8.5	—
Principal Life general account investment (2)	33.5	—	—	33.5
U.S. equity portfolios (3)	339.6	278.8	60.8	—
International equity portfolios (4)	66.3	54.4	11.9	—

Total	$627.0	$512.3	$81.2	$33.5

	December 31, 2014
		Fair value hierarchy level
	Assets measured at fair value
		Level 1	Level 2	Level 3
	(in millions)
Asset category
Cash and cash equivalents	$5.5	$5.5	$—	$—
Fixed income security portfolios:
Fixed income investment funds (1)	164.4	161.1	3.3	—
Principal Life general account investment (2)	36.3	—	—	36.3
U.S. equity portfolios (3)	375.6	311.0	64.6	—
International equity portfolios (4)	57.9	44.5	13.4	—

Total	$639.7	$522.1	$81.3	$36.3

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

        As of December 31, 2015 and 2014, respectively, $81.2 million and $81.3 million of assets in the U.S. equity and international equity portfolios were included in a trust owned life insurance contract.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

11. Employee and Agent Benefits — (continued)

        The reconciliation for all assets measured at fair value using significant unobservable inputs (Level 3) is as follows:

	For the year ended December 31, 2015
		Actual return gains (losses) on plan assets
							Ending asset balance as of December 31, 2015
	Beginning asset balance as of December 31, 2014	Relating to assets still held at the reporting date	Relating to assets sold during the period	Net purchases, sales, and settlements	Transfers into Level 3	Transfers out of Level 3
	(in millions)
Asset category
Principal Life general account investment	$36.3	$0.2	$—	$(3.0)	$—	$—	$33.5

	For the year ended December 31, 2014
		Actual return gains (losses) on plan assets
							Ending assets balance as of December 31, 2014
	Beginning assets balance as of December 31, 2013	Relating to assets still held at the reporting date	Relating to assets sold during the period	Net purchases, sales, and settlements	Transfers into Level 3	Transfers out of Level 3
	(in millions)
Asset category
Principal Life general account investment	$38.8	$0.8	$—	$(3.3)	$—	$—	$36.3

	For the year ended December 31, 2013
		Actual return gains (losses) on plan assets
							Ending assets balance as of December 31, 2013
	Beginning assets balance as of December 31, 2012	Relating to assets still held at the reporting date	Relating to assets sold during the period	Net purchases, sales, and settlements	Transfers into Level 3	Transfers out of Level 3
	(in millions)
Asset category
Principal Life general account investment	$42.1	$1.1	$—	$(4.4)	$—	$—	$38.8

        According to our investment policy, the target asset allocation for the other postretirement benefit plans is:

Asset Category	Target allocation
U.S. equity portfolios	45%
International equity portfolios	30%
Fixed income security portfolios	25%

        The investment strategies and policies for the other postretirement benefit plans are similar to those employed by the qualified pension plan.

Contributions

        Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under ERISA and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. We do not anticipate contributions will be needed to satisfy the minimum funding requirements of ERISA for our qualified plan. At this time, it is too early to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2016 up to $125 million. This includes funding for both our qualified and nonqualified pension plans. While we designate assets to cover the computed liability of the nonqualified plan, the assets are not included as part of the asset balances presented in this footnote as they do not qualify as plan assets in accordance with U.S. GAAP. We may contribute to our other postretirement benefit plans in 2016 pending future analysis.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

11. Employee and Agent Benefits — (continued)

Estimated Future Benefit Payments

        The estimated future benefit payments, which reflect expected future service, and the expected amount of subsidy receipts under Medicare Part D are:

	Pension benefits	Other postretirement benefits (gross benefit payments, including prescription drug benefits)	Amount of Medicare Part D subsidy receipts
	(in millions)
Year ending December 31:
2016	$110.0	$14.3	$0.2
2017	117.9	14.4	0.1
2018	127.9	14.5	0.2
2019	131.5	14.9	0.1
2020	141.9	15.2	0.1
2021 - 2025	842.4	83.9	0.4

        The above table reflects the total estimated future benefits to be paid from the plan, including both our share of the benefit cost and the participants' share of the cost, which is funded by their contributions to the plan.

        The assumptions used in calculating the estimated future benefit payments are the same as those used to measure the benefit obligation for the year ended December 31, 2015.

        The information that follows shows supplemental information for our defined benefit pension plans. Certain key summary data is shown separately for qualified and nonqualified plans.

	For the year ended December 31,
	2015			2014
	Qualified Plan	Nonqualified Plan	Total	Qualified Plan	Nonqualified Plan	Total
	(in millions)
Amount recognized in statement of financial position
Other assets	$—	$—	$—	$—	$—	$—
Other liabilities	(453.0)	(432.9)	(885.9)	(385.3)	(456.4)	(841.7)

Total	$(453.0)	$(432.9)	$(885.9)	$(385.3)	$(456.4)	$(841.7)

Amount recognized in accumulated other comprehensive loss
Total net actuarial loss	$659.0	$112.2	$771.2	$603.1	$156.1	$759.2
Prior service benefit	(2.6)	(2.5)	(5.1)	(3.4)	(3.5)	(6.9)

Pre-tax accumulated other comprehensive loss	$656.4	$109.7	$766.1	$599.7	$152.6	$752.3

Components of net periodic benefit cost
Service cost	$54.8	$8.4	$63.2	$46.8	$7.2	$54.0
Interest cost	102.3	18.0	120.3	99.1	18.0	117.1
Expected return on plan assets	(160.6)	—	(160.6)	(131.9)	—	(131.9)
Amortization of prior service benefit	(0.8)	(1.1)	(1.9)	(3.1)	(1.6)	(4.7)
Recognized net actuarial loss	86.3	16.1	102.4	42.9	7.6	50.5

Net periodic benefit cost	$82.0	$41.4	$123.4	$53.8	$31.2	$85.0

Other changes recognized in accumulated other comprehensive (income) loss
Net actuarial (gain) loss	$142.1	$(27.8)	$114.3	$347.8	$71.0	$418.8
Amortization of net loss	(86.3)	(16.1)	(102.4)	(42.9)	(7.6)	(50.5)
Amortization of prior service benefit	0.8	1.1	1.9	3.1	1.6	4.7

Total recognized in pre-tax accumulated other comprehensive (income) loss	$56.6	$(42.8)	$13.8	$308.0	$65.0	$373.0

Total recognized in net periodic benefit cost and pre-tax accumulated other comprehensive (income) loss	$138.6	$(1.4)	$137.2	$361.8	$96.2	$458.0

        In addition, we have defined contribution plans that are generally available to all U.S. employees and agents. Eligible participants could not contribute more than $18,000 of their compensation to the plans in 2015. Effective January 1, 2006, we made several changes to the retirement programs. In general, the pension and supplemental executive retirement plan

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

11. Employee and Agent Benefits — (continued)

benefit formulas were reduced, and the 401(k) matching contribution was increased. Employees who were ages 47 or older with at least ten years of service on December 31, 2005, could elect to retain the prior benefit provisions and forgo receipt of the additional matching contributions. The employees who elected to retain the prior benefit provisions are referred to as "Grandfathered Choice Participants." We match the Grandfathered Choice Participant's contribution at a 50% contribution rate up to a maximum matching contribution of 3% of the participant's compensation. For all other participants, we match the participant's contributions at a 75% contribution rate up to a maximum matching contribution of 6% of the participant's compensation. The defined contribution plans allow employees to choose among various investment options, including our common stock. We contributed $45.7 million, $41.7 million and $39.8 million in 2015, 2014 and 2013, respectively, to our qualified defined contribution plans.

        We also have nonqualified deferred compensation plans available to select employees and agents that allow them to defer compensation amounts in excess of limits imposed by federal tax law with respect to the qualified plans. In 2015, we matched the Grandfathered Choice Participant's deferral at a 50% match deferral rate up to a maximum matching deferral of 3% of the participant's compensation. For all other participants, we matched the participant's deferral at a 75% match deferral rate up to a maximum matching deferral of 6% of the participant's compensation. We contributed $4.5 million, $4.1 million and $5.0 million in 2015, 2014 and 2013, respectively, to our nonqualified deferred compensation plans.

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

        On December 30, 2015, Mary Ventura, William Littlejohn and Ryan Kadota filed a lawsuit in the United States District Court for the Southern District of Iowa against Principal Management Corporation ("PMC"). The lawsuit alleges PMC breached its fiduciary duty under Section 36(b) of the Investment Company Act by charging excessive fees on the LargeCap Growth I Fund, SmallCap Growth I Fund, SmallCap Fund, High Yield Fund, MidCap Fund and the MidCap Value III Fund. PMC intends to aggressively defend the lawsuit.

        On March 18, 2014, McCaffree Financial Corp. Employee Retirement Program ("McCaffree") filed a putative class action lawsuit in the United States District Court for the Southern District of Iowa against Principal Life. The complaint alleged, among other things, breach of duty of loyalty, breach of duty of prudence and prohibited transactions under ERISA. McCaffree seeks a nationwide class action on behalf of all participants and beneficiaries of defined contribution retirement plans that invested in any Principal Separate Account in the last six years. McCaffree seeks disgorgement of all fees it alleges Principal Life improperly retained in addition to other general claims for relief. Principal Life filed a motion to dismiss the case and on December 11, 2014, the court granted the motion. On January 8, 2016, the Eighth Circuit Court of Appeals affirmed the district court's decision dismissing the complaint against Principal Life. Principal Life will continue to aggressively defend the case.

        On August 29, 2013, American Chemicals & Equipment, Inc. 401(k) Retirement Plan ("ACE") filed a lawsuit in the United States District Court for the Northern District of Alabama against Principal Management Corporation and Principal Global Investors, LLC (the "ACE Defendants"). The lawsuit alleges the ACE Defendants breached their fiduciary duty under Section 36(b) of the Investment Company Act by charging excessive fees on certain of the LifeTime

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

12. Contingencies, Guarantees and Indemnifications — (continued)

series target date funds. On January 24, 2014, the court granted the motion filed by the ACE Defendants to transfer the case to the Southern District of Iowa. The case is set for trial on April 11, 2016. The ACE Defendants continue to aggressively defend the lawsuit.

        In 2008, Principal Life received approximately $440.0 million in connection with the termination of certain structured transactions and the resulting prepayment of Principal Life's investment in those transactions. The transactions involved Lehman Brothers Special Financing Inc. and Lehman Brothers Holdings Inc. (collectively, "Lehman") in various capacities. Subsequent to Lehman's 2008 bankruptcy filing, its bankruptcy estate initiated several lawsuits seeking to recover from numerous sources significant amounts to which it claims entitlement under various theories. We are one of a large group of defendants to this action, and believe that we have meritorious defenses to Lehman's claims and intend to aggressively defend against them. The estate's claim against Principal Life, including interest through November 2014 (which we also dispute), was approximately $550.0 million.

        While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe that any such matter will have a material adverse effect on our business or financial position. As of December 31, 2015, there were no estimated losses accrued related to the legal matters discussed above because we believe the loss from these matters is not probable and cannot be reasonably estimated.

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

        The outcome of such matters is always uncertain, and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate at December 31, 2015.

Guarantees and Indemnifications

        In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. The terms of these agreements range in duration and often are not explicitly defined. The maximum exposure under these agreements as of December 31, 2015, was approximately $200.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period.

        We manage mandatory privatized social security funds in Chile. By regulation, we have a required minimum guarantee on the funds' relative return. Because the guarantee has no limitation with respect to duration or amount, the maximum exposure of the guarantee in the future is indeterminable.

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

Guaranty Funds

        Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. A state's fund assesses its members based on their pro rata market share of written premiums in the state for the classes of insurance for which the insolvent insurer was engaged. Some states permit member insurers to recover assessments paid through full or partial

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

12. Contingencies, Guarantees and Indemnifications — (continued)

premium tax offsets. We accrue liabilities for guaranty fund assessments when an assessment is probable, can be reasonably estimated and when the event obligating us to pay has occurred. While we cannot predict the amount and timing of any future assessments, we have established reserves we believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings. As of December 31, 2015 and 2014, the liability balance for guaranty fund assessments, which is not discounted, was $15.1 million and $16.8 million, respectively, and was reported within other liabilities in the consolidated statements of financial position. As of December 31, 2015 and 2014, $5.7 million and $7.1 million, respectively, related to premium tax offsets were included in premiums due and other receivables in the consolidated statements of financial position.

Operating Leases

        As a lessee, we lease office space, data processing equipment, office furniture and office equipment under various operating leases. Rental expense for the years ended December 31, 2015, 2014 and 2013, was $38.0 million, $37.3 million and $36.3 million, respectively.

        The following represents payments due by period for operating lease obligations (in millions):

Year ending December 31:
2016	$40.3
2017	34.8
2018	23.3
2019	16.0
2020	11.8
2021 and thereafter	37.8

Total operating lease obligations	164.0
Less: Future sublease rental income on noncancelable leases	4.2

Total future minimum lease payments	$159.8

Capital Leases

        We lease buildings and hardware storage equipment under capital leases. As of December 31, 2015 and 2014, these leases had a gross asset balance of $63.6 million and $61.3 million and accumulated depreciation of $29.9 million and $18.8 million, respectively. Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $14.1 million, $14.0 million and $10.8 million, respectively.

        The following represents future minimum lease payments due by period for capital lease obligations (in millions).

Year ending December 31:
2016	$5.8
2017	2.8
2018	0.9
2019	—
2020	—
2021 and thereafter	0.4

Total	9.9
Less: Amounts representing interest	0.3

Net present value of minimum lease payments	$9.6

13. Stockholders' Equity

Preferred Stock

        On June 30, 2015 we redeemed our 3.0 million shares of series A preferred stock for $300.0 million and our 10.0 million shares of series B preferred stock for $250.0 million. At redemption, we recognized $8.2 million excess redemption value over carrying value of the preferred shares redeemed as an adjustment to determine net income available to common stockholders.

        Series A.    Dividends on the Series A Preferred Stock were non-cumulative and were payable quarterly when, and if, declared by our Board of Directors at a rate of 5.563% per annum of the liquidation preference. The Series A Preferred Stock had no stated maturity and was not convertible into any other of our securities. Series A Preferred Stock had no

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

13. Stockholders' Equity — (continued)

voting rights, except with respect to certain fundamental changes in the terms of the shares and in the case of certain dividend non-payments.

        Series B.    Dividends on the Series B Preferred Stock were non-cumulative and were payable quarterly when, and if, declared by the Board of Directors at a rate of 6.518% per annum of the liquidation preference. The Series B Preferred Stock had no stated maturity and was not convertible into any other of our securities. Series B Preferred Stock had no voting rights, except with respect to certain fundamental changes in the terms of the shares and in the case of certain dividend non-payments.

Dividend Payments

        On March 30, 2015 and June 30, 2015, we paid a dividend of $8.2 million and $8.3 million, respectively, equal to $1.39 per share on Series A non-cumulative perpetual preferred stock and equal to $0.41 per share on Series B non-cumulative perpetual preferred stock. Dividends were paid to stockholders of record as of March 12, 2015 and June 11, 2015, respectively.

        On April 1, 2014; June 30, 2014; September 30, 2014 and December 30, 2014, we paid a dividend of $8.2 million, $8.3 million, $8.2 million and $8.3 million, respectively, equal to $1.39 per share on Series A non-cumulative perpetual preferred stock and equal to $0.41 per share on Series B non-cumulative perpetual preferred stock. Dividends were paid to stockholders of record as of March 13, 2014; June 12, 2014; September 11, 2014 and December 11, 2014, respectively.

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

Reconciliation of Outstanding Shares

	Series A preferred stock	Series B preferred stock	Common stock
	(in millions)
Outstanding shares at January 1, 2013	3.0	10.0	293.8
Shares issued	—	—	5.8
Treasury stock acquired	—	—	(4.4)

Outstanding shares at December 31, 2013	3.0	10.0	295.2
Shares issued	—	—	3.4
Treasury stock acquired	—	—	(4.7)

Outstanding shares at December 31, 2014	3.0	10.0	293.9
Shares issued	—	—	3.5
Treasury stock acquired	—	—	(6.0)
Preferred stock redemption	(3.0)	(10.0)	—

Outstanding shares at December 31, 2015	—	—	291.4

        In February 2013, our Board of Directors authorized a share repurchase program of up to $150.0 million of our outstanding common stock, which was completed in March 2014. In February 2014, our Board of Directors authorized a share repurchase program of up to $200.0 million of our outstanding common stock, which was completed in March 2015. In February 2015, our Board of Directors authorized a share repurchase program of up to $150.0 million of our outstanding common stock, which was completed in October 2015. In October 2015, our Board of Directors authorized a share repurchase program of up to $150.0 million of our outstanding common stock. Shares repurchased under these programs are accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders' equity.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

13. Stockholders' Equity — (continued)

Other Comprehensive Loss

	For the year ended December 31, 2015
	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized losses on available-for-sale securities during the period	$(1,713.7)	$589.0	$(1,124.7)
Reclassification adjustment for losses included in net income (1)	15.1	(5.4)	9.7
Adjustments for assumed changes in amortization patterns	201.2	(70.4)	130.8
Adjustments for assumed changes in policyholder liabilities	779.0	(265.5)	513.5

Net unrealized losses on available-for-sale securities	(718.4)	247.7	(470.7)

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	29.4	(10.2)	19.2
Adjustments for assumed changes in amortization patterns	(0.9)	0.3	(0.6)
Adjustments for assumed changes in policyholder liabilities	0.7	(0.2)	0.5

Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	29.2	(10.1)	19.1

Net unrealized gains on derivative instruments during the period	58.4	(20.4)	38.0
Reclassification adjustment for gains included in net income (3)	(36.9)	12.5	(24.4)
Adjustments for assumed changes in amortization patterns	19.5	(6.9)	12.6
Adjustments for assumed changes in policyholder liabilities	(10.8)	3.8	(7.0)

Net unrealized gains on derivative instruments	30.2	(11.0)	19.2

Foreign currency translation adjustment	(543.6)	72.0	(471.6)

Unrecognized postretirement benefit obligation during the period	(142.5)	55.5	(87.0)
Amortization of prior service cost and actuarial loss included in net periodic benefit cost (4)	81.2	(33.3)	47.9

Net unrecognized postretirement benefit obligation	(61.3)	22.2	(39.1)

Other comprehensive loss	$(1,263.9)	$320.8	$(943.1)

	For the year ended December 31, 2014
	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized gains on available-for-sale securities during the period	$1,087.9	$(425.2)	$662.7
Reclassification adjustment for gains included in net income (1)	(73.2)	24.4	(48.8)
Adjustments for assumed changes in amortization patterns	(63.4)	22.2	(41.2)
Adjustments for assumed changes in policyholder liabilities	(458.4)	210.4	(248.0)

Net unrealized gains on available-for-sale securities	492.9	(168.2)	324.7

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	102.0	(35.6)	66.4
Adjustments for assumed changes in amortization patterns	(4.7)	1.7	(3.0)
Adjustments for assumed changes in policyholder liabilities	(2.2)	0.7	(1.5)

Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	95.1	(33.2)	61.9

Net unrealized gains on derivative instruments during the period	100.3	(35.1)	65.2
Reclassification adjustment for losses included in net income (3)	3.8	(1.7)	2.1
Adjustments for assumed changes in amortization patterns	(12.8)	4.5	(8.3)
Adjustments for assumed changes in policyholder liabilities	3.2	(1.1)	2.1

Net unrealized gains on derivative instruments	94.5	(33.4)	61.1

Foreign currency translation adjustment	(374.7)	38.1	(336.6)

Unrecognized postretirement benefit obligation during the period	(445.5)	176.3	(269.2)
Amortization of prior service cost and actuarial loss included in net periodic benefit cost (4)	22.1	(8.1)	14.0

Net unrecognized postretirement benefit obligation	(423.4)	168.2	(255.2)

Other comprehensive loss	$(115.6)	$(28.5)	$(144.1)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

13. Stockholders' Equity — (continued)

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

(3)
See Note 5, Derivative Financial Instruments — Cash Flow Hedges, for further details.

(4)
Pre-tax amortization of prior service cost and actuarial loss included in net periodic benefit cost, which is comprised of amortization of prior service cost (benefit) and recognized net actuarial (gain) loss, is reported in operating expenses on the consolidated statements of operations. See Note 11, Employee and Agent Benefits — Components of Net Periodic Benefit Cost, for further details.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

13. Stockholders' Equity — (continued)

Accumulated Other Comprehensive Income (Loss)

	Net unrealized gains on available-for-sale securities	Noncredit component of impairment losses on fixed maturities available-for-sale	Net unrealized gains (losses) on derivative instruments	Foreign currency translation adjustment	Unrecognized postretirement benefit obligation	Accumulated other comprehensive income (loss)
	(in millions)
Balances at January 1, 2013	$1,418.3	$(173.9)	$(8.7)	$(106.9)	$(488.5)	$640.3
Other comprehensive loss during the period, net of adjustments	(580.4)	—	(9.1)	(254.6)	277.4	(566.7)
Amounts reclassified from AOCI	40.2	6.9	7.3	—	55.2	109.6

Other comprehensive loss	(540.2)	6.9	(1.8)	(254.6)	332.6	(457.1)

Balances at December 31, 2013	878.1	(167.0)	(10.5)	(361.5)	(155.9)	183.2
Other comprehensive loss during the period, net of adjustments	373.5	—	59.0	(325.3)	(269.2)	(162.0)
Amounts reclassified from AOCI	(48.8)	61.9	2.1	—	14.0	29.2

Other comprehensive loss	324.7	61.9	61.1	(325.3)	(255.2)	(132.8)

Balances at December 31, 2014	1,202.8	(105.1)	50.6	(686.8)	(411.1)	50.4
Other comprehensive loss during the period, net of adjustments	(480.4)	—	43.6	(451.1)	(87.0)	(974.9)
Amounts reclassified from AOCI	9.7	19.1	(24.4)	—	47.9	52.3

Other comprehensive loss	(470.7)	19.1	19.2	(451.1)	(39.1)	(922.6)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(10.3)	—	(10.3)

Balances at December 31, 2015	$732.1	$(86.0)	$69.8	$(1,148.2)	$(450.2)	$(882.5)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

13. Stockholders' Equity — (continued)

        Following is a reconciliation of the changes in the redeemable noncontrolling interest (in millions):

Balance at January 1, 2013	$60.4
Net income attributable to redeemable noncontrolling interest	13.6
Reclassification from stockholders' equity (1)	173.9
Redeemable noncontrolling interest assumed related to acquisition	1.2
Distributions to redeemable noncontrolling interest	(13.9)
Purchase of subsidiary shares from redeemable noncontrolling interest	(2.4)
Change in redemption value of redeemable noncontrolling interest	19.2
Foreign currency translation adjustment	(4.8)

Balance at December 31, 2013	247.2
Net income attributable to redeemable noncontrolling interest	9.0
Contributions from redeemable noncontrolling interest	9.5
Distributions to redeemable noncontrolling interest	(16.1)
Purchase of subsidiary shares from redeemable noncontrolling interest (2)	(215.2)
Change in redemption value of redeemable noncontrolling interest	28.9
Foreign currency translation adjustment	(5.3)

Balance at December 31, 2014	58.0
Net income attributable to redeemable noncontrolling interest	4.9
Contributions from redeemable noncontrolling interest	56.1
Distributions to redeemable noncontrolling interest	(15.1)
Purchase of subsidiary shares from redeemable noncontrolling interest	(6.0)
Change in redemption value of redeemable noncontrolling interest	6.6
Foreign currency translation adjustment	(18.8)

Balance at December 31, 2015	$85.7

(1)
During the third quarter of 2013, we identified a classification error of certain of our noncontrolling interests. The classification error had no impact on net income, but did impact earnings per share to the extent the redemption value of the redeemable noncontrolling interest exceeded the fair value. We evaluated the classification error and related earnings per share impact based on qualitative and quantitative factors in accordance with SEC Staff Accounting Bulletins 99 and 108 and concluded the impact was not material in the current or any prior quarterly or annual periods presented. During the third quarter of 2013, we recorded a $173.9 million increase to redeemable noncontrolling interest and a corresponding decrease to stockholders' equity. See related discussion in Note 18, Earnings Per Common Share.

(2)
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

        Under Iowa law, Principal Life may pay stockholder dividends only from the earned surplus arising from its business and must receive the prior approval of the Commissioner to pay a stockholder dividend if such a stockholder dividend would exceed certain statutory limitations. In general, the current statutory limitation is the greater of 10% of Principal Life's policyholder surplus as of the preceding year-end or the net gain from operations from the previous calendar year. Based on this limitation and 2015 statutory results, Principal Life could pay approximately $937.0 million in stockholder dividends in 2016 without exceeding the statutory limitation.

14. Fair Value Measurements

        We use fair value measurements to record fair value of certain assets and liabilities and to estimate fair value of financial instruments not recorded at fair value but required to be disclosed at fair value. Certain financial instruments, particularly policyholder liabilities other than investment contracts, are excluded from these fair value disclosure requirements.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

14. Fair Value Measurements — (continued)

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

        Fair value estimates are made based on available market information and judgments about the financial instrument at a specific point in time. Such estimates do not consider the tax impact of the realization of unrealized gains or losses. In addition, the disclosed fair value may not be realized in the immediate settlement of the financial instrument. We validate prices through an investment analyst review process, which includes validation through direct interaction with external sources, review of recent trade activity or use of internal models. In circumstances where broker quotes are used to value an instrument, we generally receive one non-binding quote. Broker quotes are validated through an investment analyst review process, which includes validation through direct interaction with external sources and use of internal models or other relevant information. Beginning in 2015 a measurement alternative is used for CCFEs utilizing the more observable of the fair value of the financial assets or the financial liabilities for both the financial assets and financial liabilities. We did not make any other significant changes to our valuation processes during 2015.

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

December 31, 2015

14. Fair Value Measurements — (continued)

security are then discounted back at the current Treasury curve plus the appropriate risk spread. Although the matrix valuation approach provides a fair valuation of each pricing category, the valuation of an individual security within each pricing category may actually be impacted by company specific factors.

        If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized, which are reflected in Level 3 and can include fixed maturities across all asset classes. As of December 31, 2015, less than 1% of our fixed maturities were valued using internal pricing models, which were classified as Level 3 assets accordingly.

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

Equity Securities

        Equity securities include mutual funds, common stock, nonredeemable preferred stock and required regulatory investments. Fair values of equity securities are determined using quoted prices in active markets for identical assets when available, which are reflected in Level 1. When quoted prices are not available, we may utilize internal valuation methodologies appropriate for the specific asset that use observable inputs such as underlying share prices or the net asset value ("NAV"), which are reflected in Level 2. Fair values might also be determined using broker quotes or through the use of internal models or analysis that incorporate significant assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing such securities, which are reflected in Level 3.

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

December 31, 2015

14. Fair Value Measurements — (continued)

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

December 31, 2015

14. Fair Value Measurements — (continued)

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

Investment Contracts

        Certain annuity contracts and other investment contracts include embedded derivatives that have been bifurcated from the host contract and that are measured at fair value on a recurring basis, which are reflected in Level 3. The key assumptions for calculating the fair value of the embedded derivative liabilities are market assumptions (such as equity market returns, interest rate levels, market volatility and correlations) and policyholder behavior assumptions (such as lapse, mortality, utilization and withdrawal patterns). Risk margins are included in the policyholder behavior assumptions. The assumptions are based on a combination of historical data and actuarial judgment. The embedded derivative liabilities are valued using stochastic models that incorporate a spread reflecting our own creditworthiness.

        The assumption for our own non-performance risk for investment contracts and any embedded derivatives bifurcated from certain annuity and investment contracts is based on the current market credit spreads for debt-like instruments that we have issued and are available in the market.

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

        Additionally, obligations of consolidated VIEs for which the fair value option was elected are included in other liabilities. The VIEs' obligations are valued either based on prices obtained from third party pricing vendors which are reflected in Level 2, or internal pricing models, which are reflected in Level 3.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

14. Fair Value Measurements — (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        Assets and liabilities measured at fair value on a recurring basis are summarized below.

	December 31, 2015
	Assets/ (liabilities) measured at fair value	Fair value hierarchy level
		Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,503.5	$931.0	$572.5	$—
Non-U.S. governments	793.3	3.0	711.2	79.1
States and political subdivisions	4,717.1	—	4,717.1	—
Corporate	31,140.2	38.2	30,878.1	223.9
Residential mortgage-backed securities	2,627.5	—	2,627.5	—
Commercial mortgage-backed securities	3,919.8	—	3,915.0	4.8
Collateralized debt obligations	667.5	—	604.0	63.5
Other debt obligations	4,597.6	—	4,590.1	7.5

Total fixed maturities, available-for-sale	49,966.5	972.2	48,615.5	378.8
Fixed maturities, trading	686.8	199.2	352.1	135.5
Equity securities, available-for-sale	104.5	62.2	38.2	4.1
Equity securities, trading	1,202.7	413.9	788.8	—
Derivative assets (1)	666.6	—	619.4	47.2
Other investments (2)	517.2	208.1	274.0	35.1
Cash equivalents (3)	1,603.2	26.5	1,576.7	—

Sub-total excluding separate account assets	54,747.5	1,882.1	52,264.7	600.7
Separate account assets	136,978.9	72,303.6	57,661.4	7,013.9

Total assets	$191,726.4	$74,185.7	$109,926.1	$7,614.6

Liabilities
Investment contracts (4)	$(177.4)	$—	$—	$(177.4)
Derivative liabilities (1)	(772.4)	—	(721.9)	(50.5)
Other liabilities (4)	(298.4)	—	(230.3)	(68.1)

Total liabilities	$(1,248.2)	$—	$(952.2)	$(296.0)

Net assets	$190,478.2	$74,185.7	$108,973.9	$7,318.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

14. Fair Value Measurements — (continued)

	December 31, 2014
	Assets/ (liabilities) measured at fair value	Fair value hierarchy level
		Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,121.8	$720.5	$401.3	$—
Non-U.S. governments	891.1	—	852.4	38.7
States and political subdivisions	4,204.0	—	4,204.0	—
Corporate	31,535.0	40.3	31,249.1	245.6
Residential mortgage-backed securities	2,822.9	—	2,822.9	—
Commercial mortgage-backed securities	3,975.5	—	3,975.5	—
Collateralized debt obligations	504.1	—	439.9	64.2
Other debt obligations	4,616.4	—	4,552.7	63.7

Total fixed maturities, available-for-sale	49,670.8	760.8	48,497.8	412.2
Fixed maturities, trading	604.6	—	464.9	139.7
Equity securities, available-for-sale	123.0	64.2	54.7	4.1
Equity securities, trading	840.2	105.9	734.3	—
Derivative assets (1)	661.8	—	608.1	53.7
Other investments (2)	478.9	3.3	348.4	127.2
Cash equivalents (3)	1,041.7	—	1,041.7	—

Sub-total excluding separate account assets	53,421.0	934.2	51,749.9	736.9
Separate account assets	140,072.8	73,363.4	60,818.0	5,891.4

Total assets	$193,493.8	$74,297.6	$112,567.9	$6,628.3

Liabilities
Investment contracts (4)	$(176.4)	$—	$—	$(176.4)
Derivative liabilities (1)	(791.8)	—	(756.3)	(35.5)
Other liabilities (4)	(310.1)	—	(243.8)	(66.3)

Total liabilities	$(1,278.3)	$—	$(1,000.1)	$(278.2)

Net assets	$192,215.5	$74,297.6	$111,567.8	$6,350.1

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

December 31, 2015

14. Fair Value Measurements — (continued)

Changes in Level 3 Fair Value Measurements

        The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are summarized as follows:

	For the year ended December 31, 2015
								Changes in unrealized gains (losses) included in net income relating to positions still held (1)
	Beginning asset/ (liability) balance as of December 31, 2014	Total realized/unrealized gains (losses)					Ending asset/ (liability) balance as of December 31, 2015
				Net purchases, sales, issuances and settlements (4)
		Included in net income (1)	Included in other comprehensive income		Transfers into Level 3	Transfers out of Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$38.7	$(0.2)	$(0.4)	$41.0	$—	$—	$79.1	$(0.2)
Corporate	245.6	(0.3)	(4.4)	27.7	42.8	(87.5)	223.9	(0.4)
Commercial mortgage-backed securities	—	0.1	—	12.3	—	(7.6)	4.8	—
Collateralized debt obligations	64.2	—	(0.1)	(0.6)	—	—	63.5	—
Other debt obligations	63.7	—	0.8	7.0	—	(64.0)	7.5	—

Total fixed maturities, available-for-sale	412.2	(0.4)	(4.1)	87.4	42.8	(159.1)	378.8	(0.6)
Fixed maturities, trading	139.7	(4.0)	—	(0.2)	—	—	135.5	(4.2)
Equity securities, available-for-sale	4.1	—	—	—	—	—	4.1	—
Derivative assets	53.7	(8.7)	—	2.2	—	—	47.2	(8.5)
Other investments	127.2	7.3	—	(64.4)	—	(35.0)	35.1	7.2
Separate account assets (2)	5,891.4	1,054.8	—	59.5	8.5	(0.3)	7,013.9	850.3
Liabilities
Investment contracts	(176.4)	(13.4)	—	12.4	—	—	(177.4)	(17.8)
Derivative liabilities	(35.5)	(17.4)	2.2	0.2	—	—	(50.5)	(18.0)
Other liabilities (3)	(66.3)	(1.8)	—	—	—	—	(68.1)	(1.9)

	For the year ended December 31, 2014
								Changes in unrealized gains (losses) included in net income relating to positions still held (1)
	Beginning asset/ (liability) balance as of December 31, 2013	Total realized/unrealized gains (losses)					Ending asset/ (liability) balance as of December 31, 2014
				Net purchases, sales, issuances and settlements (4)
		Included in net income (1)	Included in other comprehensive income		Transfers into Level 3	Transfers out of Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$47.5	$(0.3)	$—	$(8.5)	$—	$—	$38.7	$(0.2)
States and political subdivisions	1.8	—	—	(0.1)	—	(1.7)	—	—
Corporate	164.0	(1.8)	(1.3)	56.0	46.6	(17.9)	245.6	(1.6)
Commercial mortgage-backed securities	1.6	(1.2)	1.3	(6.0)	6.8	(2.5)	—	—
Collateralized debt obligations	37.8	—	0.4	46.1	3.9	(24.0)	64.2	—
Other debt obligations	84.1	—	1.4	7.9	—	(29.7)	63.7	—

Total fixed maturities, available-for-sale	336.8	(3.3)	1.8	95.4	57.3	(75.8)	412.2	(1.8)
Fixed maturities, trading	169.9	9.9	—	(40.1)	—	—	139.7	1.2
Equity securities, available-for-sale	16.9	4.2	2.8	(20.0)	0.2	—	4.1	(0.3)
Derivative assets	74.2	(32.0)	—	11.5	—	—	53.7	(32.0)
Other investments	142.9	15.7	—	(31.4)	—	—	127.2	15.7
Separate account assets (2)	5,265.2	649.6	—	(13.9)	4.4	(13.9)	5,891.4	608.4
Liabilities
Investment contracts	(6.9)	(196.0)	—	26.5	—	—	(176.4)	(196.5)
Derivative liabilities	(39.6)	3.9	(0.4)	0.6	—	—	(35.5)	(0.9)
Other liabilities (3)	(73.9)	(1.4)	—	9.0	—	—	(66.3)	(0.8)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

14. Fair Value Measurements — (continued)

	For the year ended December 31, 2013							Changes in unrealized gains (losses) included in net income relating to positions still held (1)
	Beginning asset/ (liability) balance as of December 31, 2012	Total realized/unrealized gains (losses)					Ending asset/ (liability) balance as of December 31, 2013
				Net purchases, sales, issuances and settlements (4)
		Included in net income (1)	Included in other comprehensive income		Transfers into Level 3	Transfers out of Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$44.3	$(0.1)	$(0.9)	$4.2	$—	$—	$47.5	$(0.1)
States and political subdivisions	1.9	—	—	(0.1)	—	—	1.8	—
Corporate	174.5	(13.4)	4.5	(23.0)	105.3	(83.9)	164.0	(10.4)
Commercial mortgage-backed securities	—	—	(0.1)	(0.7)	2.4	—	1.6	—
Collateralized debt obligations	77.6	2.1	7.2	(56.0)	31.7	(24.8)	37.8	—
Other debt obligations	14.7	(0.3)	2.8	34.9	32.0	—	84.1	(0.3)

Total fixed maturities, available-for-sale	313.0	(11.7)	13.5	(40.7)	171.4	(108.7)	336.8	(10.8)
Fixed maturities, trading	166.8	3.0	—	0.1	—	—	169.9	3.1
Equity securities, available-for-sale	15.3	(0.2)	1.8	—	—	—	16.9	(0.2)
Derivative assets	75.1	(19.5)	—	18.6	—	—	74.2	(19.8)
Other investments	113.9	11.2	—	17.8	—	—	142.9	11.2
Separate account assets (2)	4,616.0	574.9	(0.1)	68.2	12.7	(6.5)	5,265.2	545.8
Liabilities
Investment contracts	(170.5)	147.3	—	16.3	—	—	(6.9)	145.0
Derivative liabilities	(102.6)	55.0	(0.1)	8.1	—	—	(39.6)	53.9
Other liabilities (3)	(39.6)	(34.3)	—	—	—	—	(73.9)	(34.3)

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

(4)
Gross purchases, sales, issuances and settlements were:

	For the year ended December 31, 2015
	Purchases	Sales	Issuances	Settlements	Net purchases, sales, issuances and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$42.4	$(0.1)	$—	$(1.3)	$41.0
Corporate	52.8	(7.7)	—	(17.4)	27.7
Commercial mortgage-backed securities	12.4	—	—	(0.1)	12.3
Collateralized debt obligations	—	—	—	(0.6)	(0.6)
Other debt obligations	16.5	—	—	(9.5)	7.0

Total fixed maturities, available-for-sale	124.1	(7.8)	—	(28.9)	87.4
Fixed maturities, trading	—	(0.2)	—	—	(0.2)
Derivative assets	2.5	(0.3)	—	—	2.2
Other investments	4.4	(68.8)	—	—	(64.4)
Separate account assets (5)	796.9	(436.5)	(323.4)	22.5	59.5
Liabilities
Investment contracts	—	—	5.1	7.3	12.4
Derivative liabilities	—	0.2	—	—	0.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

14. Fair Value Measurements — (continued)

	For the year ended December 31, 2014
	Purchases	Sales	Issuances	Settlements	Net purchases, sales, issuances and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$12.1	$(19.4)	$—	$(1.2)	$(8.5)
States and political subdivisions	—	—	—	(0.1)	(0.1)
Corporate	118.5	(54.8)	—	(7.7)	56.0
Commercial mortgage-backed securities	—	(5.8)	—	(0.2)	(6.0)
Collateralized debt obligations	61.3	—	—	(15.2)	46.1
Other debt obligations	19.2	—	—	(11.3)	7.9

Total fixed maturities, available-for-sale	211.1	(80.0)	—	(35.7)	95.4
Fixed maturities, trading	—	(10.0)	—	(30.1)	(40.1)
Equity securities, available-for-sale	—	(20.0)	—	—	(20.0)
Derivative assets	11.8	(0.3)	—	—	11.5
Other investments	0.2	—	—	(31.6)	(31.4)
Separate account assets (5)	705.9	(500.2)	(331.8)	112.2	(13.9)
Liabilities
Investment contracts	—	—	20.7	5.8	26.5
Derivative liabilities	(1.5)	2.1	—	—	0.6
Other liabilities	—	9.0	—	—	9.0

	For the year ended December 31, 2013
	Purchases	Sales	Issuances	Settlements	Net purchases, sales, issuances and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$9.3	$(3.9)	$—	$(1.2)	$4.2
States and political subdivisions	—	—	—	(0.1)	(0.1)
Corporate	32.6	(33.3)	—	(22.3)	(23.0)
Commercial mortgage-backed securities	—	—	—	(0.7)	(0.7)
Collateralized debt obligations	17.0	(47.4)	—	(25.6)	(56.0)
Other debt obligations	37.8	—	—	(2.9)	34.9

Total fixed maturities, available-for-sale	96.7	(84.6)	—	(52.8)	(40.7)
Fixed maturities, trading	—	—	—	0.1	0.1
Derivative assets	22.1	(3.5)	—	—	18.6
Other investments	30.2	—	—	(12.4)	17.8
Separate account assets (5)	418.4	(300.8)	(21.8)	(27.6)	68.2
Liabilities
Investment contracts	—	—	11.0	5.3	16.3
Derivative liabilities	(3.4)	11.5	—	—	8.1
(5)
Issuances and settlements include amounts related to mortgage encumbrances associated with real estate in our separate accounts.

Transfers

        Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels are summarized below.

	For the year ended December 31, 2015
	Transfers out of Level 1 into Level 2	Transfers out of Level 1 into Level 3	Transfers out of Level 2 into Level 1	Transfers out of Level 2 into Level 3	Transfers out of Level 3 into Level 1	Transfers out of Level 3 into Level 2
	(in millions)
Assets
Fixed maturities, available-for- sale:
Corporate	$—	$—	$—	$42.8	$—	$87.5
Commercial mortgage-backed securities	—	—	—	—	—	7.6
Other debt obligations	—	—	—	—	—	64.0

Total fixed maturities, available-for-sale	—	—	—	42.8	—	159.1
Other investments	—	—	141.4	—	—	35.0
Separate account assets	26.9	—	8.1	8.5	—	0.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

14. Fair Value Measurements — (continued)

	For the year ended December 31, 2014
	Transfers out of Level 1 into Level 2	Transfers out of Level 1 into Level 3	Transfers out of Level 2 into Level 1	Transfers out of Level 2 into Level 3	Transfers out of Level 3 into Level 1	Transfers out of Level 3 into Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$—	$—	$—	$1.7
Corporate	—	—	—	46.6	—	17.9
Commercial mortgage-backed securities	—	—	—	6.8	—	2.5
Collateralized debt obligations	—	—	—	3.9	—	24.0
Other debt obligations	—	—	—	—	—	29.7

Total fixed maturities, available-for-sale	—	—	—	57.3	—	75.8
Equity securities, available-for-sale	—	—	—	0.2	—	—
Separate account assets	33.0	—	71.3	4.4	—	13.9

	For the year ended December 31, 2013
	Transfers out of Level 1 into Level 2	Transfers out of Level 1 into Level 3	Transfers out of Level 2 into Level 1	Transfers out of Level 2 into Level 3	Transfers out of Level 3 into Level 1	Transfers out of Level 3 into Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$105.3	$—	$83.9
Commercial mortgage-backed securities	—	—	—	2.4	—	—
Collateralized debt obligations	—	—	—	31.7	—	24.8
Other debt obligations	—	—	—	32.0	—	—

Total fixed maturities, available-for-sale	—	—	—	171.4	—	108.7
Separate account assets	253.9	0.1	15.5	12.6	—	6.5

        Transfers between fair value hierarchy levels are recognized at the beginning of the reporting period.

        Assets transferred from Level 2 into Level 1 during 2015, 2014 and 2013, primarily included assets valued using a NAV with a quoted price in an active market for identical assets as a result of additional analysis to clarify the source of the quoted price.

        Assets transferred into Level 3 during 2015, 2014 and 2013, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations.

        Assets transferred out of Level 3 during 2015, 2014 and 2013, included those for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information. Additionally, for the year ended December 31, 2015, assets transferred out of Level 3 included assets valued using the measurement alternative for CCFEs for which the corresponding liabilities have the more observable fair value and are reflected in Level 2.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

14. Fair Value Measurements — (continued)

	December 31, 2015
	Assets / (liabilities) measured at fair value	Valuation technique(s)	Unobservable input description	Input/range of inputs	Weighted average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$8.9	Discounted cash flow	Discount rate (1)	2.2%	2.2%
			Illiquidity premium	50 basis points ("bps")	50bps
Corporate	43.2	Discounted cash flow	Discount rate (1)	0.0% - 7.5%	5.1%
			Comparability adjustment	(4)bps - 7bps	0bps
			Illiquidity premium	0bps - 60bps	33bps
Collateralized debt obligations	3.1	Discounted cash flow	Discount rate (1)	28.0%	28.0%
			Probability of default	100.0%	100.0%
			Potential loss severity	67.0%	67.0%
Other debt obligations	7.5	Discounted cash flow	Discount rate (1)	5.0%	5.0%
			Illiquidity premium	750bps	750bps
Fixed maturities, trading	10.5	Discounted cash flow	Discount rate (1)	1.1% - 2.7%	2.6%
			Illiquidity premium	0bps - 300bps	240bps
Other investments	35.1	Discounted cash flow — equity method real estate investments	Discount rate (1)	7.8%	7.8%
			Terminal capitalization rate	6.8%	6.8%
			Average market rent growth rate	3.2%	3.2%
		Discounted cash flow — equity method real estate investments — debt	Loan to value	52.3%	52.3%
			Credit spread rate	2.3%	2.3%
Separate account assets	6,881.8	Discounted cash flow — mortgage loans	Discount rate (1)	1.4% - 8.2%	3.9%
			Illiquidity premium	0bps - 60bps	7bps
			Credit spread rate	81bps - 750bps	241bps
		Discounted cash flow — real estate	Discount rate (1)	5.3% - 16.4%	7.2%
			Terminal capitalization rate	4.3% - 9.8%	6.2%
			Average market rent growth rate	2.0% - 4.3%	3.0%
		Discounted cash flow — real estate debt	Loan to value	7.8% - 63.1%	47.4%
			Credit spread rate	1.4% - 4.6%	2.2%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

14. Fair Value Measurements — (continued)

December 31, 2015
	Assets / (liabilities) measured at fair value	Valuation technique(s)	Unobservable input description	Input/range of inputs	Weighted average
(in millions)
Liabilities
Investment contracts	(177.4)	Discounted cash flow	Long duration interest rate	2.5% - 2.6% (3)
			Long-term equity market volatility	14.9% - 44.4%
			Non-performance risk	0.4% - 1.9%
			Utilization rate	See note (4)
			Lapse rate	0.5% - 14.1%
			Mortality rate	See note (5)

	December 31, 2014
	Assets / (liabilities) measured at fair value	Valuation technique(s)	Unobservable input description	Input/range of inputs	Weighted average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$10.3	Discounted cash flow	Discount rate (1)	2.2%	2.2%
			Illiquidity premium	50 bps	50bps
Corporate	83.0	Discounted cash flow	Discount rate (1)	1.8% - 6.7%	4.0%
			Comparability adjustment	0bps - 1bps	0bps
			Illiquidity premium	0bps - 25bps	13bps
Collateralized debt obligations	12.7	Discounted cash flow	Discount rate (1)	2.7% - 17.1%	6.1%
			Probability of default	0% - 100%	23.5%
			Potential loss severity	0% - 70.0%	16.4%
Other debt obligations	49.3	Discounted cash flow	Discount rate (1)	1.4% - 5.0%	2.3%
			Illiquidity premium	0bps - 1,000bps	175bps
Fixed maturities, trading	15.2	Discounted cash flow	Discount rate (1)	1.8% - 126.9%	3.5%
			Illiquidity premium	200bps - 1,400bps	460bps
	100.4	See note (2)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

14. Fair Value Measurements — (continued)

	December 31, 2014
	Assets / (liabilities) measured at fair value	Valuation technique(s)	Unobservable input description	Input/range of inputs	Weighted average
	(in millions)
Other investments	35.0	Discounted cash flow — commercial mortgage loans of consolidated VIEs	Discount rate (1)	4.2%	4.2%
			Illiquidity premium	76bps	76bps
	92.2	Discounted cash flow — equity method real estate investments	Discount rate (1)	7.3% - 8.0%	7.6%
			Terminal capitalization rate	5.5% - 6.8%	6.1%
			Average market rent growth rate	3.3% - 3.7%	3.5%
		Discounted cash flow — equity method real estate investments — debt	Loan to value	34.2% - 58.9%	46.5%
			Credit spread rate	1.8% - 2.0%	1.9%
Separate account assets	5,857.4	Discounted cash flow — mortgage loans	Discount rate (1)	1.1% - 6.9%	3.2%
			Illiquidity premium	0bps - 60bps	7bps
			Credit spread rate	70bps - 632bps	221bps
		Discounted cash flow — real estate	Discount rate (1)	6.0% - 24.6%	7.4%
			Terminal capitalization rate	4.5% - 9.5%	6.4%
			Average market rent growth rate	1.3% - 4.4%	3.0%
		Discounted cash flow — real estate debt	Loan to value	6.8% - 64.1%	46.5%
			Credit spread rate	2.1% - 4.8%	3.4%
Liabilities
Investment contracts	(176.4)	Discounted cash flow	Long duration interest rate	2.6% - 2.7% (3)
			Long-term equity market volatility	14.9% - 39.5%
			Non-performance risk	0.1% - 1.4%
			Utilization rate	See note (4)
			Lapse rate	0.5% - 14.1%
			Mortality rate	See note (5)
Derivative liabilities	(19.3)	See note (2)
Other liabilities	(66.3)	See note (2)

(1)
Represents market comparable interest rate or an index adjusted rate used as the base rate in the discounted cash flow analysis prior to any credit spread, illiquidity or other adjustments, where applicable.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

14. Fair Value Measurements — (continued)

(2)
Prior to 2015, the assets and liabilities fair values relate to a consolidated collateralized private investment vehicle that is a VIE. Fixed maturities, trading represents the underlying collateral of the investment structure and consists of high-grade fixed maturity investments, which are over-collateralized based on outstanding notes priced at par. The derivative liability represents credit default swaps that are valued using a correlation model to the credit default swap ("CDS") Index ("CDX") and inputs to the valuation are based on observable market data such as the end of period swap curve, CDS constituents of the index and spread levels of the index, as well as CDX tranche spreads. The value of the obligations, which are due at maturity or termination of the trust, reflect the third parties' interest in the investment structure.

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

        Embedded derivatives can be either assets or liabilities within the investment contracts line item, depending on certain inputs at the reporting date. Increases to an asset or decreases to a liability are described as increases to fair value. Increases or decreases in market volatilities could cause significant decreases or increases, respectively, in the fair value of embedded derivatives in investment contracts. Long duration interest rates are used as the mean return when projecting the growth in the value of associated account value and impact the discount rate used in the discounted future cash flows valuation. The amount of claims will increase if account value is not sufficient to cover guaranteed withdrawals. Increases or decreases in risk free rates could cause the fair value of the embedded derivative to significantly increase or decrease, respectively. Increases or decreases in our own credit risks, which impact the rates used to discount future cash flows, could significantly increase or decrease, respectively, the fair value of the embedded derivative. All of these changes in fair value would impact net income.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        Certain assets are measured at fair value on a nonrecurring basis. During 2015, certain mortgage loans had been marked to fair value of $9.4 million. The net impact of impairments and improvements in estimated fair value of previously impaired loans resulted in a net loss of $3.0 million that was recorded in net realized capital gains (losses) as part of the mortgage loan valuation allowance. This includes the impact of certain loans no longer on our books. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve significant unobservable inputs.

        During 2015, certain real estate had been written down to fair value of $30.9 million. This write down resulted in a loss of $2.9 million that was recorded in net realized capital gains (losses). This is a Level 3 fair value measurement, as the fair value of real estate is estimated based on a discounted cash flow valuation from an internal model. Significant inputs used in the discounted cash flow calculation include a discount rate, terminal capitalization rate and average market rent growth. The ranges of inputs used in the fair value measurements for the real estate marked to fair value during 2015 were:

  Discount rate = 8.6% - 10.5%
  Terminal capitalization rate = 7.3% - 8.5%
  Average market rent growth = 2.7% - 3.0%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

14. Fair Value Measurements — (continued)

        During 2015, identified intangibles that originated from the acquisition of our mutual fund company in Brazil were deemed to be impaired, and were marked to fair value of zero. These impairments were driven by the current macroeconomic and market conditions in Brazil, including higher discount rates and change in the mix of business. The fair value calculation for intangibles is a Level 3 fair value measurement, as the fair value is determined by calculating the present value of future cash flows that are expected to emerge from the identified intangibles. The net impact of impairments of identified intangibles resulted in a loss of $23.0 million that was recorded in operating expenses.

        During 2014, certain mortgage loans had been marked to fair value of $68.9 million. The net impact of impairments and improvements in estimated fair value of previously impaired loans resulted in a net loss of $10.0 million that was recorded in net realized capital gains (losses) as part of the mortgage loan valuation allowance. This includes the impact of certain loans no longer on our books. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve significant unobservable inputs. The fair value of the underlying collateral is determined based on a discounted cash flow valuation either from an external broker opinion of value or an internal model. Significant inputs used in the discounted cash flow calculation include: a discount rate, terminal capitalization rate and average market rent growth. The ranges of inputs used in the fair value measurements for the mortgage loans marked to fair value during 2014 were:

  Discount rate = 8.8% - 11.0%
  Terminal capitalization rate = 7.3% - 9.0%
  Average market rent growth = 2.0% - 10.9%

        During 2014, certain real estate had been written down to fair value of $22.3 million. This write down resulted in a loss of $6.2 million that was recorded in net realized capital gains (losses). This is a Level 3 fair value measurement, as the fair value of real estate is estimated based on a discounted cash flow valuation from an internal model. Significant inputs used in the discounted cash flow calculation include a discount rate, terminal capitalization rate and average market rent growth. The ranges of inputs used in the fair value measurements for the real estate marked to fair value during 2014 were:

  Discount rate = 9.6% - 11.8%
  Terminal capitalization rate = 8.3% - 8.5%
  Average market rent growth = 3.0% - 3.6%

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

December 31, 2015

14. Fair Value Measurements — (continued)

position. The changes in fair value of these items are reported in net realized capital gains (losses) on the consolidated statements of operations.

        The fair value and aggregate contractual principal amounts of commercial mortgage loans for which the fair value option has been elected were $18.3 million and $17.8 million as of December 31, 2015, and $35.0 million and $32.4 million as of December 31, 2014, respectively. The change in fair value of the loans resulted in a $(2.0) million, $(1.5) million and $0.2 million pre-tax gain (loss) for the years ended December 31, 2015, 2014 and 2013, respectively, none of which related to instrument-specific credit risk. None of these loans were more than 90 days past due or in nonaccrual status. Interest income on these commercial mortgage loans is included in net investment income on the consolidated statements of operations and is recorded based on the effective interest rates as determined at the closing of the loan. Interest income recorded on these commercial mortgage loans was $3.6 million, $6.2 million and $5.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

        The fair value and aggregate unpaid principal amounts of obligations for which the fair value option has been elected were $68.1 million and $118.2 million as of December 31, 2015, and $71.0 million and $132.8 million as of December 31, 2014, respectively. For the years ended December 31, 2015, 2014 and 2013, the change in fair value of the obligations resulted in a pre-tax loss of $2.1 million, $0.7 million and $32.8 million, which includes a pre-tax loss of $1.9 million, $2.4 million and $34.3 million related to instrument-specific credit risk that is estimated based on credit spreads and quality ratings, respectively. Interest expense recorded on these obligations is included in operating expenses on the consolidated statements of operations and was $1.1 million, $3.0 million and $3.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

        We invest in real estate ventures for the purpose of earning investment returns and for capital appreciation. We elected the fair value option for certain ventures that are subject to the equity method of accounting because the nature of the investments is to add value to the properties and generate income from the operations of the properties. Other equity method real estate investments are not fair valued because the investments mainly generate income from the operations of the underlying properties. These investments are reported with other investments in the consolidated statements of financial position. The changes in fair value are reported in net investment income on the consolidated statements of operations. The fair value of the equity method investments for which the fair value option has been elected was $35.1 million and $92.2 million as of December 31, 2015 and 2014, respectively. The change in fair value of the investments resulted in a $7.2 million, $17.3 million and $11.0 million pre-tax gain (loss) for the years ended December 31, 2015, 2014 and 2013, respectively.

Financial Instruments Not Reported at Fair Value

        The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	December 31, 2015
			Fair value hierarchy level
	Carrying amount
		Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$12,339.4	$12,653.5	$—	$—	$12,653.5
Policy loans	817.1	1,023.1	—	—	1,023.1
Other investments	185.0	197.8	—	118.9	78.9
Cash and cash equivalents	961.6	961.6	961.6	—	—
Investment contracts	(29,063.6)	(28,703.2)	—	(4,925.0)	(23,778.2)
Short-term debt	(181.1)	(181.1)	—	(181.1)	—
Long-term debt	(3,290.8)	(3,411.9)	—	(3,369.1)	(42.8)
Separate account liabilities	(125,265.0)	(124,005.9)	—	—	(124,005.9)
Bank deposits	(2,070.8)	(2,074.4)	(1,457.4)	(617.0)	—
Cash collateral payable	(216.3)	(216.3)	(216.3)	—	—

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

14. Fair Value Measurements — (continued)

	December 31, 2014
			Fair value hierarchy level
	Carrying amount
		Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$11,811.6	$12,350.2	$—	$—	$12,350.2
Policy loans	829.2	1,083.2	—	—	1,083.2
Other investments	211.2	211.6	—	183.7	27.9
Cash and cash equivalents	822.2	822.2	822.2	—	—
Investment contracts	(28,256.3)	(28,322.7)	—	(5,455.4)	(22,867.3)
Short-term debt	(28.0)	(28.0)	—	(28.0)	—
Long-term debt	(2,531.2)	(2,786.1)	—	(2,703.8)	(82.3)
Separate account liabilities	(128,480.5)	(127,131.0)	—	—	(127,131.0)
Bank deposits	(1,979.7)	(1,985.5)	(1,343.8)	(641.7)	—
Cash collateral payable	(148.3)	(148.3)	(148.3)	—	—

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

Investment Contracts

        The fair values of our reserves and liabilities for investment contracts are determined via a third party pricing vendor or using discounted cash flow analyses when we are unable to find a price from third party pricing vendors. Third party pricing on various outstanding medium-term notes and funding agreements is based on observable inputs such as benchmark yields and spreads based on reported trades for our medium-term notes and funding agreement issuances. These are reflected in Level 2. The discounted cash flow analyses for the remaining contracts is based on current interest rates, including non-performance risk, being offered for similar contracts with maturities consistent with those remaining for the investment contracts being valued. These are reflected in Level 3. Investment contracts include insurance, annuity and other policy contracts that do not involve significant mortality or morbidity risk and are only a portion of the policyholder liabilities appearing in the consolidated statements of financial position. Insurance contracts include

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

14. Fair Value Measurements — (continued)

insurance, annuity and other policy contracts that do involve significant mortality or morbidity risk. The fair values for our insurance contracts, other than investment contracts, are not required to be disclosed.

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

15. Statutory Insurance Financial Information

        Principal Life, the largest indirect subsidiary of PFG, prepares statutory financial statements in accordance with the accounting practices prescribed or permitted by the Insurance Division of the Department of Commerce of the State of Iowa (the "State of Iowa"). The State of Iowa recognizes only statutory accounting practices prescribed or permitted by the State of Iowa for determining and reporting the financial condition and results of operations of an insurance company to determine its solvency under the Iowa Insurance Law. The National Association of Insurance Commissioners' ("NAIC") Accounting Practices and Procedures Manual has been adopted as a component of prescribed practices by the State of Iowa. The Commissioner has the right to permit other specific practices that deviate from prescribed practices. As of December 31, 2015, our use of prescribed statutory accounting practices has resulted in lower statutory net income of $2.1 million relative to the accounting practices and procedures of the NAIC due to our accounting for derivatives that hedge some of our equity indexed products. In addition, as of December 31, 2015, our permitted statutory accounting practice relating to variable annuities with a guaranteed living benefit rider resulted in lower statutory surplus of $158.1 million relative to carrying certain interest rate swaps at book value rather than fair value, as if they received hedge accounting treatment for statutory. Statutory accounting practices differ from U.S. GAAP primarily due to charging policy acquisition costs to expense as incurred, establishing reserves using different actuarial assumptions, valuing investments on a different basis and not admitting certain assets, including certain net deferred income tax assets.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

15. Statutory Insurance Financial Information — (continued)

        Principal Life cedes certain term and universal life insurance statutory reserves to our affiliated reinsurance subsidiaries on a funds withheld coinsurance basis. The reserves are secured by cash, invested assets and financing provided by highly rated third parties. As of December 31, 2015, our affiliated reinsurance subsidiaries assumed statutory reserves of $3,934.2 million from Principal Life. In the states of Vermont and Delaware, the affiliated reinsurers had permitted and prescribed practices allowing for the admissibility of certain assets backing these reserves. As of December 31, 2015, assets admitted under these practices totaled $1,447.0 million.

        Life and health insurance companies are subject to certain risk-based capital ("RBC") requirements as specified by the NAIC. Under those requirements, the amount of capital and surplus maintained by a life and health insurance company is to be determined based on the various risk factors related to it. At December 31, 2015, Principal Life meets the minimum RBC requirements.

        Statutory net income and statutory capital and surplus of Principal Life were as follows:

	As of or for the year ended December 31,
	2015	2014	2013
	(in millions)
Statutory net income	$948.6	$535.5	$607.9
Statutory capital and surplus	4,496.7	4,202.1	4,142.2

16. Segment Information

        We provide financial products and services through the following segments: Retirement and Income Solutions, Principal Global Investors, Principal International and U.S. Insurance Solutions. In addition, we have a Corporate segment. The segments are managed and reported separately because they provide different products and services, have different strategies or have different markets and distribution channels.

        Prior to fourth quarter 2015, Principal Funds, which included our mutual fund business and Princor, our retail broker-dealer and registered investment advisor, as well as PFA were previously reported in our Retirement and Investor Services segment, which has been renamed to Retirement and Income Solutions. Our mutual fund business and PFA are now reported as part of our Principal Global Investors segment, while Princor is now reported as part of our Corporate segment. The new segment presentation has been applied retrospectively to our segment financial information but did not impact our consolidated financial statements.

        The Retirement and Income Solutions segment provides retirement and related financial products and services primarily to businesses, their employees and other individuals.

        The Principal Global Investors segment provides asset management services to our asset accumulation business, our insurance operations, the Corporate segment and third party clients. This segment also includes our mutual fund business.

        The Principal International segment has operations in Brazil, Chile, China, Hong Kong Special Administrative Region, India, Mexico and Southeast Asia. We focus on countries with large middle classes, favorable demographics and growing long-term savings, ideally with defined contribution markets. We entered these countries through acquisitions, start-up operations and joint ventures.

        The U.S. Insurance Solutions segment provides specialty benefits insurance, which consists of group dental and vision insurance, individual and group disability insurance, group life insurance and non-medical fee-for-service claims administration, and individual life insurance throughout the United States.

        The Corporate segment manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate segment primarily reflect our financing activities (including interest expense and preferred stock dividends), income on capital not allocated to other segments, inter-segment eliminations, income tax risks and certain income, expenses and other adjustments not allocated to the segments based on the nature of such items. Results of Princor, our retail broker-dealer and registered investment advisor, and our exited group medical insurance business are reported in this segment.

        Concurrent with the changes in our organizational structure, we changed our measure of segment profit or loss to pre-tax operating earnings. Management uses segment pre-tax operating earnings in evaluating performance and is consistent with the financial results provided to and discussed with securities analysts. We determine segment pre-tax operating earnings by adjusting U.S. GAAP income before income taxes for pre-tax net realized capital gains (losses), as

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

16. Segment Information — (continued)

adjusted, pre-tax other adjustments that management believes are not indicative of overall operating trends and certain adjustments related to equity method investments. Pre-tax net realized capital gains (losses), as adjusted, are net of related changes in the amortization pattern of DAC and related actuarial balances, recognition of deferred front-end fee revenues for sales charges on retirement and life insurance products and services, amortization of hedge accounting book value adjustments for certain discontinued hedges, net realized capital gains and losses distributed, noncontrolling interest capital gains and losses, certain adjustments related to seed money and certain market value adjustments to fee revenues. Pre-tax net realized capital gains (losses), as adjusted, exclude periodic settlements and accruals on derivative instruments not designated as hedging instruments and exclude certain market value adjustments of embedded derivatives and realized capital gains (losses) associated with our exited group medical insurance business. Segment operating revenues exclude net realized capital gains (losses) (except periodic settlements and accruals on derivatives not designated as hedging instruments), including their impact on recognition of front-end fee revenues, certain market value adjustments to fee revenues, certain adjustments related to seed money and amortization of hedge accounting book value adjustments for certain discontinued hedges; certain adjustments related to equity method investments and revenue from our exited group medical insurance business. While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of segment pre-tax operating earnings enhances the understanding of our results of operations by highlighting pre-tax earnings attributable to the normal, ongoing operations of the business. The change to our new measure of segment profit or loss has been applied retrospectively.
        The accounting policies of the segments are consistent with the accounting policies for the consolidated financial statements, with the exception of income tax allocation. The Corporate segment functions to absorb the risk inherent in interpreting and applying tax law. For purposes of determining operating earnings, the segments are allocated tax adjustments consistent with the positions we took on tax returns. The Corporate segment results reflect any differences between the tax returns and the estimated resolution of any disputes.

        The following tables summarize select financial information by segment, including operating revenues for our products and services, and reconcile segment totals to those reported in the consolidated financial statements:

	December 31, 2015	December 31, 2014
	(in millions)
Assets:
Retirement and Income Solutions	$139,678.5	$137,860.7
Principal Global Investors	1,880.4	1,875.2
Principal International	50,588.6	53,531.8
U.S. Insurance Solutions	22,156.9	21,554.5
Corporate	4,381.5	4,264.8

Total consolidated assets	$218,685.9	$219,087.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

16. Segment Information — (continued)

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Operating revenues by segment:
Retirement and Income Solutions:
Retirement and Income Solutions — Fee	$1,774.0	$1,778.9	$1,645.8
Retirement and Income Solutions — Spread	4,392.9	3,020.8	2,566.7

Total Retirement and Income Solutions	6,166.9	4,799.7	4,212.5
Principal Global Investors (1)	1,343.5	1,257.4	1,189.7
Principal International	1,220.6	1,329.8	1,201.2
U.S. Insurance Solutions:
Specialty benefits insurance	1,868.1	1,727.1	1,623.6
Individual life insurance	1,572.7	1,535.7	1,483.0
Eliminations	(0.2)	(0.2)	(0.2)

Total U.S. Insurance Solutions	3,440.6	3,262.6	3,106.4
Corporate	(50.5)	(40.3)	(51.2)

Total segment operating revenues	12,121.1	10,609.2	9,658.6
Net realized capital losses, net of related revenue adjustments	(162.7)	(77.4)	(320.0)
Certain adjustments related to equity method investments	(55.5)	(54.4)	(51.2)
Other income on a tax indemnification	60.2	—	—
Exited group medical insurance business	1.3	0.2	2.1

Total revenues per consolidated statements of operations	$11,964.4	$10,477.6	$9,289.5

Pre-tax operating earnings (losses) by segment:
Retirement and Income Solutions	$740.1	$851.2	$752.5
Principal Global Investors	388.5	350.1	289.6
Principal International	271.3	352.7	294.4
U.S. Insurance Solutions	429.5	344.1	290.6
Corporate	(192.3)	(175.0)	(193.1)

Total segment pre-tax operating earnings	1,637.1	1,723.1	1,434.0
Pre-tax net realized capital losses, as adjusted (2)	(170.7)	(143.1)	(280.3)
Pre-tax other adjustments (3)	11.7	(63.1)	(1.7)
Certain adjustments related to equity method investments and noncontrolling interest	(47.3)	(22.0)	(28.0)

Income before income taxes per consolidated statements of operations	$1,430.8	$1,494.9	$1,124.0

(1)
Reflects inter-segment revenues of $220.6 million, $206.3 million and $169.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)
Pre-tax net realized capital gains (losses), as adjusted, is derived as follows:

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Net realized capital gains (losses):
Net realized capital gains (losses)	$(51.1)	$14.7	$(225.2)
Certain derivative and hedging-related adjustments	(111.7)	(92.8)	(93.9)
Certain market value adjustments to fee revenues	(1.1)	—	—
Certain adjustments related to seed money	1.3	—	—
Recognition of front-end fee (revenue) expense	(0.1)	0.7	(0.9)

Net realized capital losses, net of related revenue adjustments	(162.7)	(77.4)	(320.0)
Amortization of deferred acquisition costs and other actuarial balances	(14.0)	(49.3)	47.1
Capital (gains) losses distributed	6.2	(21.2)	(25.8)
Certain market value adjustments of embedded derivatives	(0.2)	4.8	18.4

Pre-tax net realized capital losses, as adjusted (a)	$(170.7)	$(143.1)	$(280.3)

(a)
As adjusted before noncontrolling interest capital gains (losses) and net realized capital gains (losses) associated with exited group medical insurance business.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

16. Segment Information — (continued)

(3)
For the year ended December 31, 2015, pre-tax other adjustments included the positive effect of the impact of a court ruling on some uncertain tax positions ($15.1 million) and the negative effect of losses associated with our exited group medical insurance business that did not qualify for discontinued operations accounting treatment under U.S. GAAP ($3.4 million).

  For the year ended December 31, 2014, pre-tax other adjustments included the negative effect of the impact of (a) a court ruling on some uncertain tax positions ($62.2 million) and (b) the effect of losses associated with our exited group medical insurance business that did not qualify for discontinued operations accounting treatment under U.S. GAAP ($0.9 million).

  For the year ended December 31, 2013, pre-tax other adjustments included the negative effect of losses associated with our exited group medical insurance business that did not qualify for discontinued operations accounting treatment under U.S. GAAP.

        The following is a summary of income tax expense (benefit) allocated to our segments for purposes of determining operating earnings. Segment income taxes are reconciled to income taxes reported on our consolidated statements of operations.

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Income tax expense (benefit) by segment:
Retirement and Income Solutions	$76.1	$128.5	$139.2
Principal Global Investors	148.4	132.9	109.5
Principal International	51.5	84.7	79.2
U.S. Insurance Solutions	143.1	112.8	94.0
Corporate	(77.2)	(86.7)	(80.8)

Total segment income taxes from operating earnings	341.9	372.2	341.1
Tax benefit related to net realized capital losses, as adjusted	(45.6)	(43.6)	(101.4)
Tax expense (benefit) related to other after-tax adjustments	(63.2)	44.3	(0.6)
Certain adjustments related to equity method investments and noncontrolling interest	(55.5)	(54.4)	(51.2)

Total income taxes per consolidated statements of operations	$177.6	$318.5	$187.9

        The following is a summary of depreciation and amortization expense allocated to our segments for purposes of determining pre-tax operating earnings. Segment depreciation and amortization is reconciled to depreciation and amortization included in operating expenses in our consolidated statements of operations.

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Depreciation and amortization expense by segment:
Retirement and Income Solutions	$28.3	$27.5	$23.1
Principal Global Investors	16.5	17.1	14.3
Principal International	69.3	51.6	47.8
U.S. Insurance Solutions	23.1	21.2	17.2
Corporate	6.5	5.3	5.7

Total segment depreciation and amortization expense included in pre-tax operating earnings	143.7	122.7	108.1
Depreciation and amortization expense related to pre-tax other adjustments	—	—	1.4

Total depreciation and amortization expense included in our consolidated statements of operations	$143.7	$122.7	$109.5

17. Stock-Based Compensation Plans

        As of December 31, 2015, we have the 2014 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2014 Directors Stock Plan, the Long-Term Performance Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan and the Directors Stock Plan ("Stock Based Compensation Plans"). As of May 20, 2014, no new grants will be made under the Amended and Restated 2010 Stock Incentive Plan or the 2005 Directors Stock Plan. No grants have been made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan since at least 2005. Under the terms of the 2014 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. The 2014 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

17. Stock-Based Compensation Plans — (continued)

stock units or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock or performance units under any plans.

        As of December 31, 2015, the maximum number of new shares of common stock that were available for grant under the 2014 Stock Incentive Plan and the 2014 Directors Stock Plan was 12.0 million.

        For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Compensation cost	$69.7	$66.2	$65.2
Related income tax benefit	22.5	21.6	20.0
Capitalized as part of an asset	2.2	2.5	2.6

Nonqualified Stock Options

        Nonqualified stock options were granted to certain employees under the 2014 Stock Incentive Plan, the Amended and Restated 2010 Stock Incentive Plan and the Stock Incentive Plan. Options outstanding were granted at an exercise price equal to the fair market value of our common stock on the date of grant, and expire ten years after the grant date. These options have graded vesting over a three-year period, except in the case of specific types of terminations. Total options granted were 0.6 million, 0.6 million and 0.8 million during 2015, 2014 and 2013, respectively.

        The following is a summary of the status of all of our stock option plans:

	Number of options	Weighted- average exercise price	Intrinsic value
	(in millions)		(in millions)
Options outstanding at January 1, 2015	8.6	$42.68
Granted	0.6	51.33
Exercised	1.3	40.00
Expired	0.2	48.21

Options outstanding at December 31, 2015	7.7	$43.71	$63.4

Options vested or expected to vest at December 31, 2015	7.7	$43.70	$63.4

Options exercisable at December 31, 2015	6.5	$43.47	$59.7

        The total intrinsic value of stock options exercised was $17.4 million, $25.4 million and $30.7 million during 2015, 2014, and 2013, respectively.

        The following is a summary of weighted-average remaining contractual lives for stock options outstanding and the range of exercise prices on the stock options as of December 31, 2015:

Range of exercise prices	Number of options outstanding	Weighted- average remaining contractual life
	(in millions)
$11.07 - $21.69	0.8	3.2
$21.70 - $32.32	1.8	6.0
$32.33 - $42.95	0.4	5.2
$42.96 - $53.58	1.8	5.8
$53.59 - $64.22	2.9	1.7

$11.07 - $64.22	7.7	4.0

        The weighted-average remaining contractual lives for stock options exercisable is approximately 3.2 years as of December 31, 2015.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

17. Stock-Based Compensation Plans — (continued)

        The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during the period:

	For the year ended December 31,
Options	2015	2014	2013
Expected volatility	52.2%	53.2%	53.3%
Expected term (in years)	6.5	6.5	6.5
Risk-free interest rate	1.8%	2.0%	1.1%
Expected dividend yield	2.81%	2.50%	3.00%
Weighted average estimated fair value	$20.43	$18.89	$11.95

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

        As of December 31, 2015, there was $2.6 million of total unrecognized compensation costs related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.7 years.

        Cash received from stock options exercised under these share-based payment arrangements during 2015, 2014 and 2013 was $52.7 million, $56.1 million and $105.6 million, respectively. The actual tax benefits realized for the tax deductions for options exercised under these share-based payment arrangements during 2015, 2014 and 2013 was $6.0 million, $8.6 million and $10.6 million, respectively.

Performance Share Awards

        We granted performance share awards to certain employees under the 2014 Stock Incentive Plan and the Amended and Restated 2010 Stock Incentive Plan. The performance share awards are treated as an equity award and are paid in shares. Whether the performance shares are earned depends upon the participant's continued employment through the performance period (except in the case of specific types of terminations) and our performance against three-year goals set at the beginning of the performance period. Performance goals based on various factors, including return on equity, operating income and book value per share, must be achieved for any of the performance shares to be earned. If the performance requirements are not met, the performance shares will be forfeited, no compensation cost is recognized and any previously recognized compensation cost is reversed. There is no maximum contractual term on these awards. Dividend equivalents are credited on performance shares outstanding as of the record date. These dividend equivalents are only paid on the shares released. Total performance share awards granted were 0.3 million, 0.3 million and 0.3 million in 2015, 2014 and 2013, respectively.

        The following is a summary of activity for the nonvested performance share awards:

	Number of performance share awards	Weighted- average grant-date fair value
	(in millions)
Nonvested performance share awards at January 1, 2015	1.0	$33.01
Granted	0.3	51.33
Vested	0.4	27.46

Nonvested performance share awards at December 31, 2015	0.9	$41.57

        The total intrinsic value of performance share awards vested was $20.1 million, $11.4 million and $10.9 million during 2015, 2014 and 2013, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

17. Stock-Based Compensation Plans — (continued)

        Performance share awards above represent initial target awards and do not reflect potential increases or decreases resulting from the final performance objectives to be determined at the end of the respective performance period. The actual number of shares to be awarded at the end of each performance period will range between 0% and 150% of the initial target awards.

        The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant-date fair value of performance share awards granted during 2015, 2014 and 2013 was $51.33, $44.88 and $30.70, respectively.

        As of December 31, 2015, there was $6.3 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.7 years.

        Actual tax benefits realized for the tax deductions for performance share awards paid out under these share based payment arrangements for 2015, 2014 and 2013 was $7.4 million, $4.0 million and $4.7 million, respectively.

Restricted Stock Units

        We issue restricted stock units under the 2014 Stock Incentive Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, and the Directors Stock Plan. Restricted stock units are treated as an equity award and are paid in shares. There is no maximum contractual term on these awards. Dividend equivalents are credited on restricted stock units outstanding as of the record date. These dividend equivalents are only paid on the shares released. Restricted stock units granted were 0.9 million, 0.9 million and 1.3 million in 2015, 2014 and 2013, respectively.

        Restricted stock units were issued to certain employees and agents pursuant to the 2014 Stock Incentive Plan, the Amended and Restated 2010 Stock Incentive Plan and Stock Incentive Plan. Under these plans, awards have graded or cliff vesting over a three-year service period. When service for PFG ceases (except in the case of specific types of terminations), all vesting stops and unvested units are forfeited.

        Pursuant to the 2014 Directors Stock Plan and the 2005 Directors Stock Plan, restricted stock units are granted to each non-employee director in office immediately following each annual meeting of stockholders and, at the discretion of the Nominating and Governance Committee, to each person who becomes a member of the Board other than on the date of the annual meeting of stockholders. Under these plans, awards are granted on an annual basis and cliff vest after a one-year service period. When service to PFG ceases, all vesting stops and unvested units are forfeited.

        The following is a summary of activity for the nonvested restricted stock units:

	Number of restricted stock units	Weighted- average grant-date fair value
	(in millions)
Nonvested restricted stock units at January 1, 2015	3.1	$33.87
Granted	0.9	51.35
Vested	1.0	27.93

Nonvested restricted stock units at December 31, 2015	3.0	$41.32

        The total intrinsic value of restricted stock units vested was $53.6 million, $38.5 million and $37.7 during 2015, 2014 and 2013, respectively.

        The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant-date fair value of restricted stock units granted during 2015, 2014 and 2013 was $51.35, $45.03 and $31.02, respectively.

        As of December 31, 2015, there was $44.0 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted under these plans. The cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

        The actual tax benefits realized for the tax deductions for restricted stock unit payouts under these share-based payment arrangements for 2015, 2014 and 2013 was $18.8 million, $12.8 million and $11.5 million, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

17. Stock-Based Compensation Plans — (continued)

Employee Stock Purchase Plan

        Under our Employee Stock Purchase Plan, participating employees have the opportunity to purchase shares of our common stock on a semi-annual basis. Employees may purchase up to $25,000 worth of company stock each year. Employees may purchase shares of our common stock at a price equal to 85% of the shares' fair market value as of the beginning or end of the purchase period, whichever is lower. Under the Employee Stock Purchase Plan, employees purchased 0.6 million, 0.5 million and 0.8 million shares during 2015, 2014 and 2013, respectively.

        We recognize compensation expense for the fair value of the discount granted to employees participating in the employee stock purchase plan in the period of grant. Shares of the Employee Stock Purchase Plan are treated as an equity award. The weighted-average fair value of the discount on the stock purchased was $7.29, $8.94 and $14.20 during 2015, 2014 and 2013, respectively. The total intrinsic value of the Employee Stock Purchase Plan shares settled was $4.1 million, $4.7 million and $11.4 million during 2015, 2014 and 2013, respectively.

        Cash received from shares issued under these share-based payment arrangements for 2015, 2014 and 2013 was $23.4 million, $22.2 million and $20.4 million, respectively. The actual tax benefit realized for the tax deductions for the settlement of the share-based payment arrangements for 2015, 2014 and 2013 was $0.6 million, $1.1 million and $1.1 million, respectively.

        As of December 31, 2015, a total of 4.2 million of new shares are available to be made issuable by us for this plan.

18. Earnings Per Common Share

        The computations of the basic and diluted per share amounts were as follows:

	For the year ended December 31,
	2015	2014	2013
	(in millions, except per share data)
Net income	$1,253.2	$1,176.4	$936.1
Subtract:
Net income attributable to noncontrolling interest	19.2	32.3	23.4
Preferred stock dividends	16.5	33.0	33.0
Excess of redemption value over carrying value of preferred shares redeemed	8.2	—	—
Adjustments to redemption amounts of redeemable noncontrolling interests (1)	—	19.7	—

Total	$1,209.3	$1,091.4	$879.7

Weighted-average shares outstanding:
Basic	294.4	294.7	294.6
Dilutive effects:
Stock options	1.5	1.8	1.6
Restricted stock units	1.7	1.8	1.7
Performance share awards	0.4	0.4	0.3

Diluted	298.0	298.7	298.2

Net income per common share:
Basic	$4.11	$3.70	$2.99

Diluted	$4.06	$3.65	$2.95

(1)
During the third quarter of 2013, we identified a classification error of certain of our noncontrolling interests. See related discussion in Note 13, Stockholders' Equity — Noncontrolling Interest. The correction of the classification error in the third quarter of 2013 did not significantly impact earnings per share.

        The calculation of diluted earnings per share for the years ended December 31, 2015, 2014 and 2013, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

19. Quarterly Results of Operations (Unaudited)

        The following is a summary of unaudited quarterly results of operations.

	For the three months ended,
	December 31	September 30	June 30	March 31
	(in millions, except per share data)
2015
Total revenues	$2,807.0	$3,240.9	$3,259.2	$2,657.3
Total expenses	2,498.0	2,871.7	2,964.7	2,199.2
Net income	258.3	300.9	264.9	429.1
Net income available to common stockholders	253.6	300.4	241.1	414.2
Basic earnings per common share for net income available to common stockholders	0.87	1.02	0.82	1.41
Diluted earnings per common share for net income available to common stockholders	0.86	1.01	0.81	1.39
2014
Total revenues	$2,908.0	$2,484.3	$2,606.7	$2,478.6
Total expenses	2,590.8	2,090.5	2,199.2	2,102.2
Net income	280.3	252.8	319.2	324.1
Net income available to common stockholders	270.4	240.7	306.3	293.7
Basic earnings per common share for net income available to common stockholders	0.92	0.78	1.04	0.96
Diluted earnings per common share for net income available to common stockholders	0.91	0.77	1.03	0.95

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

        The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) Principal Financial Services, Inc. ("PFS") and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of December 31, 2015 and December 31, 2014, and for the years ended December 31, 2015, 2014 and 2013.

        In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) PFG's interest in all direct subsidiaries of PFG, (ii) Principal Life's interest in all direct subsidiaries of Principal Life and (iii) PFS's interest in Principal Life even though all such subsidiaries meet the requirements to be consolidated under U.S. GAAP. Earnings of subsidiaries are, therefore, reflected in the parent's investment and earnings. All intercompany balances and transactions, including elimination of the parent's investment in subsidiaries, between PFG, Principal Life and PFS and all other subsidiaries have been eliminated, as shown in the column "Eliminations." These condensed consolidating financial statements should be read in conjunction with the consolidated financial statements. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2015

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$43,862.7	$6,482.5	$(378.7)	$49,966.5
Fixed maturities, trading	—	436.2	250.6	—	686.8
Equity securities, available-for-sale	—	101.7	2.8	—	104.5
Equity securities, trading	—	0.3	1,202.4	—	1,202.7
Mortgage loans	—	11,696.9	1,155.3	(512.8)	12,339.4
Real estate	—	6.3	1,445.5	—	1,451.8
Policy loans	—	786.3	30.8	—	817.1
Investment in unconsolidated entities	12,223.4	2,220.5	6,229.8	(20,041.0)	632.7
Other investments	9.7	3,944.3	1,636.5	(2,971.5)	2,619.0
Cash and cash equivalents	578.7	1,127.9	1,253.7	(395.5)	2,564.8
Accrued investment income	—	477.9	76.7	(9.0)	545.6
Premiums due and other receivables	—	1,512.7	2,465.9	(2,549.3)	1,429.3
Deferred acquisition costs	—	3,057.3	218.8	—	3,276.1
Property and equipment	—	552.0	81.8	—	633.8
Goodwill	—	54.3	954.7	—	1,009.0
Other intangibles	—	24.6	1,334.6	—	1,359.2
Separate account assets	—	94,762.8	42,216.1	—	136,978.9
Other assets	482.1	878.0	2,997.1	(3,288.5)	1,068.7

Total assets	$13,293.9	$165,502.7	$70,035.6	$(30,146.3)	$218,685.9

Liabilities
Contractholder funds	$—	$33,151.7	$2,885.1	$(320.7)	$35,716.1
Future policy benefits and claims	—	21,914.0	4,479.3	(536.8)	25,856.5
Other policyholder funds	—	718.1	88.2	(0.9)	805.4
Short-term debt	—	—	181.1	—	181.1
Long-term debt	3,247.9	—	536.7	(493.8)	3,290.8
Income taxes currently payable	—	—	101.9	(83.5)	18.4
Deferred income taxes	—	415.2	928.9	(646.9)	697.2
Separate account liabilities	—	94,762.8	42,216.1	—	136,978.9
Other liabilities	734.4	6,330.1	6,323.6	(7,709.7)	5,678.4

Total liabilities	3,982.3	157,291.9	57,740.9	(9,792.3)	209,222.8
Redeemable noncontrolling interest	—	—	85.7	—	85.7
Stockholders' equity
Common stock	4.7	2.5	—	(2.5)	4.7
Additional paid-in capital	9,544.8	5,334.4	9,000.0	(14,334.4)	9,544.8
Retained earnings	6,875.9	2,232.6	3,522.3	(5,754.9)	6,875.9
Accumulated other comprehensive income (loss)	(882.5)	641.3	(383.6)	(257.7)	(882.5)
Treasury stock, at cost	(6,231.3)	—	—	—	(6,231.3)

Total stockholders' equity attributable to PFG	9,311.6	8,210.8	12,138.7	(20,349.5)	9,311.6
Noncontrolling interest	—	—	70.3	(4.5)	65.8

Total stockholders' equity	9,311.6	8,210.8	12,209.0	(20,354.0)	9,377.4

Total liabilities and stockholders' equity	$13,293.9	$165,502.7	$70,035.6	$(30,146.3)	$218,685.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2014

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$43,649.7	$6,411.6	$(390.5)	$49,670.8
Fixed maturities, trading	—	298.5	306.1	—	604.6
Equity securities, available-for-sale	—	108.9	14.1	—	123.0
Equity securities, trading	—	0.3	839.9	—	840.2
Mortgage loans	—	10,972.6	1,188.6	(349.6)	11,811.6
Real estate	—	7.0	1,337.6	—	1,344.6
Policy loans	—	799.0	30.2	—	829.2
Investment in unconsolidated entities	12,446.5	2,787.9	5,745.7	(20,164.3)	815.8
Other investments	9.5	3,416.7	1,578.5	(2,610.7)	2,394.0
Cash and cash equivalents	412.4	602.7	1,253.6	(404.8)	1,863.9
Accrued investment income	—	449.2	58.1	(1.4)	505.9
Premiums due and other receivables	—	1,237.4	2,165.6	(2,190.0)	1,213.0
Deferred acquisition costs	—	2,754.6	238.4	—	2,993.0
Property and equipment	—	505.8	84.4	—	590.2
Goodwill	—	54.3	953.1	—	1,007.4
Other intangibles	—	25.7	1,297.8	—	1,323.5
Separate account assets	—	94,328.4	45,744.4	—	140,072.8
Other assets	450.7	873.2	2,768.6	(3,009.0)	1,083.5

Total assets	$13,319.1	$162,871.9	$72,016.3	$(29,120.3)	$219,087.0

Liabilities
Contractholder funds	$—	$33,428.3	$1,607.5	$(309.1)	$34,726.7
Future policy benefits and claims	—	19,768.1	4,718.2	(449.7)	24,036.6
Other policyholder funds	—	742.8	70.4	(0.5)	812.7
Short-term debt	—	—	28.0	—	28.0
Long-term debt	2,448.9	—	417.5	(335.2)	2,531.2
Income taxes currently payable	—	—	83.1	(71.6)	11.5
Deferred income taxes	—	629.9	1,022.5	(617.1)	1,035.3
Separate account liabilities	—	94,328.4	45,744.4	—	140,072.8
Other liabilities	686.2	5,793.0	5,845.5	(6,782.5)	5,542.2

Total liabilities	3,135.1	154,690.5	59,537.1	(8,565.7)	208,797.0
Redeemable noncontrolling interest	—	—	58.0	—	58.0
Stockholders' equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.6	2.5	—	(2.5)	4.6
Additional paid-in capital	9,945.5	5,275.0	8,964.2	(14,239.2)	9,945.5
Retained earnings	6,114.1	1,817.2	2,858.6	(4,675.8)	6,114.1
Accumulated other comprehensive income	50.4	1,086.7	545.9	(1,632.6)	50.4
Treasury stock, at cost	(5,930.7)	—	—	—	(5,930.7)

Total stockholders' equity attributable to PFG	10,184.0	8,181.4	12,368.7	(20,550.1)	10,184.0
Noncontrolling interest	—	—	52.5	(4.5)	48.0

Total stockholders' equity	10,184.0	8,181.4	12,421.2	(20,554.6)	10,232.0

Total liabilities and stockholders' equity	$13,319.1	$162,871.9	$72,016.3	$(29,120.3)	$219,087.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2015

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$4,950.0	$360.3	$—	$5,310.3
Fees and other revenues	—	2,014.1	2,037.1	(398.1)	3,653.1
Net investment income	1.6	2,164.0	1,632.5	(746.0)	3,052.1
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	357.2	(378.1)	—	(20.9)
Net other-than-temporary impairment losses on available-for-sale securities	—	(0.4)	(0.4)	—	(0.8)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	(29.4)	—	—	(29.4)

Net impairment losses on available-for-sale securities	—	(29.8)	(0.4)	—	(30.2)

Net realized capital gains (losses)	—	327.4	(378.5)	—	(51.1)

Total revenues	1.6	9,455.5	3,651.4	(1,144.1)	11,964.4
Expenses
Benefits, claims and settlement expenses	—	6,047.1	661.9	(11.3)	6,697.7
Dividends to policyholders	—	163.5	—	—	163.5
Operating expenses	175.4	2,189.2	1,643.3	(335.5)	3,672.4

Total expenses	175.4	8,399.8	2,305.2	(346.8)	10,533.6

Income (loss) before income taxes	(173.8)	1,055.7	1,346.2	(797.3)	1,430.8
Income taxes (benefits)	(71.2)	235.7	14.7	(1.6)	177.6
Equity in the net income of subsidiaries	1,336.6	114.6	17.4	(1,468.6)	—

Net income	1,234.0	934.6	1,348.9	(2,264.3)	1,253.2
Net income attributable to noncontrolling interest	—	—	19.2	—	19.2

Net income attributable to PFG	1,234.0	934.6	1,329.7	(2,264.3)	1,234.0
Preferred stock dividends	16.5	—	—	—	16.5
Excess of redemption value over carrying value of preferred shares redeemed	8.2	—	—	—	8.2

Net income available to common stockholders	$1,209.3	$934.6	$1,329.7	$(2,264.3)	$1,209.3

Net income	$1,234.0	$934.6	$1,348.9	$(2,264.3)	$1,253.2
Other comprehensive loss	(988.0)	(446.9)	(935.0)	1,426.8	(943.1)

Comprehensive income	$246.0	$487.7	$413.9	$(837.5)	$310.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2014

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$3,329.2	$393.7	$—	$3,722.9
Fees and other revenues	—	1,892.5	1,981.3	(391.7)	3,482.1
Net investment income	0.5	2,288.3	1,738.2	(769.1)	3,257.9
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	1,117.6	(1,024.9)	—	92.7
Net other-than-temporary impairment (losses) recoveries on available-for-sale securities	—	33.0	(9.2)	—	23.8
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	—	(102.1)	0.3	—	(101.8)

Net impairment losses on available-for-sale securities	—	(69.1)	(8.9)	—	(78.0)

Net realized capital gains (losses)	—	1,048.5	(1,033.8)	—	14.7

Total revenues	0.5	8,558.5	3,079.4	(1,160.8)	10,477.6
Expenses
Benefits, claims and settlement expenses	—	4,521.2	721.3	(11.5)	5,231.0
Dividends to policyholders	—	177.4	—	—	177.4
Operating expenses	144.3	2,168.8	1,589.3	(328.1)	3,574.3

Total expenses	144.3	6,867.4	2,310.6	(339.6)	8,982.7

Income (loss) before income taxes	(143.8)	1,691.1	768.8	(821.2)	1,494.9
Income taxes (benefits)	(86.3)	426.8	(19.8)	(2.2)	318.5
Equity in the net income (loss) of subsidiaries	1,201.6	(306.8)	449.6	(1,344.4)	—

Net income	1,144.1	957.5	1,238.2	(2,163.4)	1,176.4
Net income attributable to noncontrolling interest	—	—	32.3	—	32.3

Net income attributable to PFG	1,144.1	957.5	1,205.9	(2,163.4)	1,144.1
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$1,111.1	$957.5	$1,205.9	$(2,163.4)	$1,111.1

Net income	$1,144.1	$957.5	$1,238.2	$(2,163.4)	$1,176.4
Other comprehensive income (loss)	(198.8)	367.7	180.3	(493.3)	(144.1)

Comprehensive income	$945.3	$1,325.2	$1,418.5	$(2,656.7)	$1,032.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2013

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$2,788.1	$366.0	$—	$3,154.1
Fees and other revenues	—	1,723.8	1,855.0	(356.6)	3,222.2
Net investment income	0.4	2,354.5	753.8	29.7	3,138.4
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	6.3	(779.5)	663.9	0.1	(109.2)
Net other-than-temporary impairment losses on available-for-sale securities	—	(85.6)	(5.9)	—	(91.5)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	(17.0)	(7.5)	—	(24.5)

Net impairment losses on available-for-sale securities	—	(102.6)	(13.4)	—	(116.0)

Net realized capital gains (losses)	6.3	(882.1)	650.5	0.1	(225.2)

Total revenues	6.7	5,984.3	3,625.3	(326.8)	9,289.5
Expenses
Benefits, claims and settlement expenses	—	4,056.6	639.2	(12.2)	4,683.6
Dividends to policyholders	—	189.0	—	—	189.0
Operating expenses	140.5	1,887.7	1,567.5	(302.8)	3,292.9

Total expenses	140.5	6,133.3	2,206.7	(315.0)	8,165.5

Income (loss) before income taxes	(133.8)	(149.0)	1,418.6	(11.8)	1,124.0
Income taxes (benefits)	(54.0)	(167.5)	412.6	(3.2)	187.9
Equity in the net income of subsidiaries	992.5	678.1	10.1	(1,680.7)	—

Net income	912.7	696.6	1,016.1	(1,689.3)	936.1
Net income attributable to noncontrolling interest	—	—	23.6	(0.2)	23.4

Net income attributable to PFG	912.7	696.6	992.5	(1,689.1)	912.7
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$879.7	$696.6	$992.5	$(1,689.1)	$879.7

Net income	$912.7	$696.6	$1,016.1	$(1,689.3)	$936.1
Other comprehensive loss	(450.1)	(146.6)	(300.1)	424.9	(471.9)

Comprehensive income	$462.6	$550.0	$716.0	$(1,264.4)	$464.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2015

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(85.1)	$3,803.0	$317.0	$342.2	$4,377.1
Investing activities
Available-for-sale securities:
Purchases	—	(8,835.2)	(1,085.1)	—	(9,920.3)
Sales	—	1,017.2	546.4	(0.6)	1,563.0
Maturities	—	5,847.9	778.0	—	6,625.9
Mortgage loans acquired or originated	—	(2,177.1)	(325.8)	227.8	(2,275.1)
Mortgage loans sold or repaid	—	1,441.8	307.6	(62.1)	1,687.3
Real estate acquired	—	(0.3)	(321.7)	—	(322.0)
Net purchases of property and equipment	—	(109.3)	(27.1)	—	(136.4)
Purchases of interests in subsidiaries, net of cash acquired	—	—	(291.2)	—	(291.2)
Dividends and returns of capital received from (contributed to) unconsolidated entities	685.5	(1.5)	485.6	(1,169.6)	—
Net change in other investments	5.4	555.0	(319.8)	(339.4)	(98.8)

Net cash provided by (used in) investing activities	690.9	(2,261.5)	(253.1)	(1,343.9)	(3,167.6)
Financing activities
Issuance of common stock	76.1	—	—	—	76.1
Acquisition of treasury stock	(300.6)	—	—	—	(300.6)
Proceeds from financing element derivatives	—	0.3	—	—	0.3
Payments for financing element derivatives	—	(82.0)	—	—	(82.0)
Excess tax benefits from share-based payment arrangements	0.7	5.7	9.3	—	15.7
Purchase of subsidiary shares from noncontrolling interest	—	—	(23.4)	0.9	(22.5)
Sale of subsidiary shares to noncontrolling interest	—	—	0.9	(0.9)	—
Dividends to common stockholders	(441.0)	—	—	—	(441.0)
Dividends to preferred stockholders	(16.5)	—	—	—	(16.5)
Preferred stock redemption	(550.0)	—	—	—	(550.0)
Issuance of long-term debt	791.8	—	235.5	(222.4)	804.9
Principal repayments of long-term debt	—	—	(116.4)	63.8	(52.6)
Net proceeds from short-term borrowings	—	—	157.0	—	157.0
Dividends and capital paid to parent	—	(485.6)	(684.0)	1,169.6	—
Investment contract deposits	—	6,214.8	277.5	—	6,492.3
Investment contract withdrawals	—	(6,655.5)	(11.3)	—	(6,666.8)
Net increase in banking operation deposits	—	—	91.1	—	91.1
Other	—	(14.0)	—	—	(14.0)

Net cash used in financing activities	(439.5)	(1,016.3)	(63.8)	1,011.0	(508.6)

Net increase in cash and cash equivalents	166.3	525.2	0.1	9.3	700.9
Cash and cash equivalents at beginning of period	412.4	602.7	1,253.6	(404.8)	1,863.9

Cash and cash equivalents at end of period	$578.7	$1,127.9	$1,253.7	$(395.5)	$2,564.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2014

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(81.6)	$2,461.0	$1,205.0	$(481.5)	$3,102.9
Investing activities
Available-for-sale securities:
Purchases	—	(8,038.3)	(1,025.9)	10.2	(9,054.0)
Sales	—	2,066.1	445.9	—	2,512.0
Maturities	—	5,696.6	548.1	—	6,244.7
Mortgage loans acquired or originated	—	(2,141.0)	(188.6)	160.0	(2,169.6)
Mortgage loans sold or repaid	—	1,658.3	254.8	(119.5)	1,793.6
Real estate acquired	—	(0.8)	(280.9)	—	(281.7)
Net purchases of property and equipment	—	(115.1)	(20.9)	—	(136.0)
Dividends and returns of capital received from unconsolidated entities	917.7	255.2	867.7	(2,040.6)	—
Net change in other investments	(0.7)	175.7	(290.7)	34.0	(81.7)

Net cash provided by (used in) investing activities	917.0	(443.3)	309.5	(1,955.9)	(1,172.7)
Financing activities
Issuance of common stock	77.5	—	—	—	77.5
Acquisition of treasury stock	(222.7)	—	—	—	(222.7)
Proceeds from financing element derivatives	—	15.1	—	—	15.1
Payments for financing element derivatives	—	(58.0)	—	—	(58.0)
Excess tax benefits from share-based payment arrangements	0.3	4.2	5.2	—	9.7
Purchase of subsidiary shares from noncontrolling interest	—	—	(227.5)	0.5	(227.0)
Sale of subsidiary shares to noncontrolling interest	—	—	0.5	(0.5)	—
Dividends to common stockholders	(376.6)	—	—	—	(376.6)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Issuance of long-term debt	—	—	140.9	(102.4)	38.5
Principal repayments of long-term debt	—	(100.0)	(81.1)	80.8	(100.3)
Net repayments of short-term borrowings	—	—	(118.3)	—	(118.3)
Dividends and capital paid to parent	—	(867.7)	(1,172.9)	2,040.6	—
Investment contract deposits	—	5,349.1	289.3	—	5,638.4
Investment contract withdrawals	—	(7,088.8)	(10.4)	—	(7,099.2)
Net increase in banking operation deposits	—	—	30.7	—	30.7
Other	—	(1.1)	(11.8)	—	(12.9)

Net cash used in financing activities	(554.5)	(2,747.2)	(1,155.4)	2,019.0	(2,438.1)

Net increase (decrease) in cash and cash equivalents	280.9	(729.5)	359.1	(418.4)	(507.9)
Cash and cash equivalents at beginning of period	131.5	1,332.2	894.5	13.6	2,371.8

Cash and cash equivalents at end of period	$412.4	$602.7	$1,253.6	$(404.8)	$1,863.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2013

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(42.8)	$2,271.7	$(170.1)	$162.4	$2,221.2
Investing activities
Available-for-sale securities:
Purchases	—	(7,850.8)	(1,186.1)	11.7	(9,025.2)
Sales	—	1,536.0	434.0	(50.9)	1,919.1
Maturities	—	6,433.3	925.9	—	7,359.2
Mortgage loans acquired or originated	—	(2,378.4)	(202.2)	387.7	(2,192.9)
Mortgage loans sold or repaid	—	1,918.0	634.3	(457.2)	2,095.1
Real estate acquired	—	—	(85.6)	—	(85.6)
Net purchases of property and equipment	—	(52.4)	(7.0)	—	(59.4)
Purchase of interests in subsidiaries, net of cash acquired	—	—	(1,268.3)	—	(1,268.3)
Dividends and returns of capital received from (contributions to) unconsolidated entities	319.5	444.2	319.5	(1,083.2)	—
Net change in other investments	(3.1)	56.1	(70.2)	48.9	31.7

Net cash provided by (used in) investing activities	316.4	106.0	(505.7)	(1,143.0)	(1,226.3)
Financing activities
Issuance of common stock	125.8	—	—	—	125.8
Acquisition of treasury stock	(153.6)	—	—	—	(153.6)
Proceeds from financing element derivatives	—	47.0	—	—	47.0
Payments for financing element derivatives	—	(48.0)	—	—	(48.0)
Excess tax benefits from share-based payment arrangements	—	3.1	7.0	—	10.1
Purchase of subsidiary shares from noncontrolling interest	—	—	(52.9)	—	(52.9)
Sale of subsidiary shares to noncontrolling interest	—	—	31.8	—	31.8
Dividends to common stockholders	(288.4)	—	—	—	(288.4)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Issuance of long-term debt	—	—	38.2	—	38.2
Principal repayments of long-term debt	—	—	(214.4)	(3.8)	(218.2)
Net proceeds from short-term borrowings	—	—	108.0	—	108.0
Dividends and capital received from (paid to) parent	—	(249.5)	(763.7)	1,013.2	—
Investment contract deposits	—	6,355.1	361.2	—	6,716.3
Investment contract withdrawals	—	(8,846.6)	(6.1)	—	(8,852.7)
Net decrease in banking operation deposits	—	—	(225.7)	—	(225.7)
Other	—	(5.0)	—	—	(5.0)

Net cash used in financing activities	(349.2)	(2,743.9)	(716.6)	1,009.4	(2,800.3)

Net decrease in cash and cash equivalents	(75.6)	(366.2)	(1,392.4)	28.8	(1,805.4)
Cash and cash equivalents at beginning of period	207.1	1,698.4	2,286.9	(15.2)	4,177.2

Cash and cash equivalents at end of period	$131.5	$1,332.2	$894.5	$13.6	$2,371.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

20. Condensed Consolidating Financial Information — (continued)

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

        The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of December 31, 2015 and December 31, 2014, and for the years ended December 31, 2015, 2014 and 2013.

        In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) PFG's interest in all direct subsidiaries of PFG and (ii) PFS's interest in Principal Life and all other subsidiaries, where applicable, even though all such subsidiaries meet the requirements to be consolidated under U.S. GAAP. Earnings of subsidiaries are, therefore, reflected in the parent's investment and earnings. All intercompany balances and transactions, including elimination of the parent's investment in subsidiaries, between PFG, PFS and Principal Life and all other subsidiaries have been eliminated, as shown in the column "Eliminations." These condensed consolidating financial statements should be read in conjunction with the consolidated financial statements. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2015

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$49,966.5	$—	$49,966.5
Fixed maturities, trading	—	—	686.8	—	686.8
Equity securities, available-for-sale	—	—	104.5	—	104.5
Equity securities, trading	—	—	1,202.7	—	1,202.7
Mortgage loans	—	—	12,339.4	—	12,339.4
Real estate	—	—	1,451.8	—	1,451.8
Policy loans	—	—	817.1	—	817.1
Investment in unconsolidated entities	12,223.4	12,209.1	583.2	(24,383.0)	632.7
Other investments	9.7	185.9	2,423.4	—	2,619.0
Cash and cash equivalents	578.7	730.5	2,413.3	(1,157.7)	2,564.8
Accrued investment income	—	—	545.6	—	545.6
Premiums due and other receivables	—	0.1	1,584.6	(155.4)	1,429.3
Deferred acquisition costs	—	—	3,276.1	—	3,276.1
Property and equipment	—	—	633.8	—	633.8
Goodwill	—	—	1,009.0	—	1,009.0
Other intangibles	—	—	1,359.2	—	1,359.2
Separate account assets	—	—	136,978.9	—	136,978.9
Other assets	482.1	205.2	1,066.9	(685.5)	1,068.7

Total assets	$13,293.9	$13,330.8	$218,442.8	$(26,381.6)	$218,685.9

Liabilities
Contractholder funds	$—	$—	$35,716.1	$—	$35,716.1
Future policy benefits and claims	—	—	25,856.5	—	25,856.5
Other policyholder funds	—	—	805.4	—	805.4
Short-term debt	—	—	290.0	(108.9)	181.1
Long-term debt	3,247.9	156.0	42.9	(156.0)	3,290.8
Income taxes currently payable	—	3.2	69.6	(54.4)	18.4
Deferred income taxes	—	—	1,325.2	(628.0)	697.2
Separate account liabilities	—	—	136,978.9	—	136,978.9
Other liabilities	734.4	1,032.9	4,912.9	(1,001.8)	5,678.4

Total liabilities	3,982.3	1,192.1	205,997.5	(1,949.1)	209,222.8
Redeemable noncontrolling interest	—	—	85.7	—	85.7
Stockholders' equity
Common stock	4.7	—	17.8	(17.8)	4.7
Additional paid-in capital	9,544.8	9,000.0	9,888.7	(18,888.7)	9,544.8
Retained earnings	6,875.9	3,522.3	2,905.9	(6,428.2)	6,875.9
Accumulated other comprehensive loss	(882.5)	(383.6)	(516.6)	900.2	(882.5)
Treasury stock, at cost	(6,231.3)	—	(2.0)	2.0	(6,231.3)

Total stockholders' equity attributable to PFG	9,311.6	12,138.7	12,293.8	(24,432.5)	9,311.6
Noncontrolling interest	—	—	65.8	—	65.8

Total stockholders' equity	9,311.6	12,138.7	12,359.6	(24,432.5)	9,377.4

Total liabilities and stockholders' equity	$13,293.9	$13,330.8	$218,442.8	$(26,381.6)	$218,685.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2014

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$49,670.8	$—	$49,670.8
Fixed maturities, trading	—	—	604.6	—	604.6
Equity securities, available-for-sale	—	—	123.0	—	123.0
Equity securities, trading	—	—	840.2	—	840.2
Mortgage loans	—	—	11,811.6	—	11,811.6
Real estate	—	—	1,344.6	—	1,344.6
Policy loans	—	—	829.2	—	829.2
Investment in unconsolidated entities	12,446.5	12,042.5	781.9	(24,455.1)	815.8
Other investments	9.5	128.2	2,256.3	—	2,394.0
Cash and cash equivalents	412.4	907.2	1,598.0	(1,053.7)	1,863.9
Accrued investment income	—	—	505.9	—	505.9
Premiums due and other receivables	—	0.3	1,211.8	0.9	1,213.0
Deferred acquisition costs	—	—	2,993.0	—	2,993.0
Property and equipment	—	—	590.2	—	590.2
Goodwill	—	—	1,007.4	—	1,007.4
Other intangibles	—	—	1,323.5	—	1,323.5
Separate account assets	—	—	140,072.8	—	140,072.8
Other assets	450.7	167.6	1,117.7	(652.5)	1,083.5

Total assets	$13,319.1	$13,245.8	$218,682.5	$(26,160.4)	$219,087.0

Liabilities
Contractholder funds	$—	$—	$34,726.7	$—	$34,726.7
Future policy benefits and claims	—	—	24,036.6	—	24,036.6
Other policyholder funds	—	—	812.7	—	812.7
Short-term debt	—	—	182.5	(154.5)	28.0
Long-term debt	2,448.9	—	82.3	—	2,531.2
Income taxes currently payable	—	4.3	54.1	(46.9)	11.5
Deferred income taxes	—	—	1,626.1	(590.8)	1,035.3
Separate account liabilities	—	—	140,072.8	—	140,072.8
Other liabilities	686.2	872.8	4,862.4	(879.2)	5,542.2

Total liabilities	3,135.1	877.1	206,456.2	(1,671.4)	208,797.0
Redeemable noncontrolling interest	—	—	58.0	—	58.0
Stockholders' equity
Series A preferred stock	—	—	—	—	—
Series B preferred stock	0.1	—	—	—	0.1
Common stock	4.6	—	17.8	(17.8)	4.6
Additional paid-in capital	9,945.5	8,964.2	9,341.0	(18,305.2)	9,945.5
Retained earnings	6,114.1	2,858.6	2,283.2	(5,141.8)	6,114.1
Accumulated other comprehensive income	50.4	545.9	480.3	(1,026.2)	50.4
Treasury stock, at cost	(5,930.7)	—	(2.0)	2.0	(5,930.7)

Total stockholders' equity attributable to PFG	10,184.0	12,368.7	12,120.3	(24,489.0)	10,184.0
Noncontrolling interest	—	—	48.0	—	48.0

Total stockholders' equity	10,184.0	12,368.7	12,168.3	(24,489.0)	10,232.0

Total liabilities and stockholders' equity	$13,319.1	$13,245.8	$218,682.5	$(26,160.4)	$219,087.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2015

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$5,310.3	$—	$5,310.3
Fees and other revenues	—	0.3	3,653.6	(0.8)	3,653.1
Net investment income	1.6	15.6	3,027.5	7.4	3,052.1
Net realized capital losses, excluding impairment losses on available-for-sale securities	—	(0.7)	(20.2)	—	(20.9)
Net other-than-temporary impairment losses on available-for-sale securities	—	—	(0.8)	—	(0.8)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	—	(29.4)	—	(29.4)

Net impairment losses on available-for-sale securities	—	—	(30.2)	—	(30.2)

Net realized capital losses	—	(0.7)	(50.4)	—	(51.1)

Total revenues	1.6	15.2	11,941.0	6.6	11,964.4
Expenses
Benefits, claims and settlement expenses	—	—	6,697.7	—	6,697.7
Dividends to policyholders	—	—	163.5	—	163.5
Operating expenses	175.4	10.8	3,486.5	(0.3)	3,672.4

Total expenses	175.4	10.8	10,347.7	(0.3)	10,533.6

Income (loss) before income taxes	(173.8)	4.4	1,593.3	6.9	1,430.8
Income taxes (benefits)	(71.2)	(0.9)	249.7	—	177.6
Equity in the net income of subsidiaries	1,336.6	1,324.4	—	(2,661.0)	—

Net income	1,234.0	1,329.7	1,343.6	(2,654.1)	1,253.2
Net income attributable to noncontrolling interest	—	—	19.2	—	19.2

Net income attributable to PFG	1,234.0	1,329.7	1,324.4	(2,654.1)	1,234.0
Preferred stock dividends	16.5	—	—	—	16.5
Excess of redemption value over carrying value of preferred shares redeemed	8.2	—	—	—	8.2

Net income available to common stockholders	$1,209.3	$1,329.7	$1,324.4	$(2,654.1)	$1,209.3

Net income	$1,234.0	$1,329.7	$1,343.6	$(2,654.1)	$1,253.2
Other comprehensive loss	(988.0)	(923.4)	(1,007.0)	1,975.3	(943.1)

Comprehensive income	$246.0	$406.3	$336.6	$(678.8)	$310.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2014

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$3,722.9	$—	$3,722.9
Fees and other revenues	—	0.3	3,482.4	(0.6)	3,482.1
Net investment income	0.5	0.7	3,256.8	(0.1)	3,257.9
Net realized capital gains, excluding impairment losses on available-for-sale securities	—	3.8	93.0	(4.1)	92.7
Net other-than-temporary impairment recoveries on available-for-sale securities	—	—	23.8	—	23.8
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	—	(101.8)	—	(101.8)

Net impairment losses on available-for-sale securities	—	—	(78.0)	—	(78.0)

Net realized capital gains	—	3.8	15.0	(4.1)	14.7

Total revenues	0.5	4.8	10,477.1	(4.8)	10,477.6
Expenses
Benefits, claims and settlement expenses	—	—	5,231.0	—	5,231.0
Dividends to policyholders	—	—	177.4	—	177.4
Operating expenses	144.3	12.2	3,418.3	(0.5)	3,574.3

Total expenses	144.3	12.2	8,826.7	(0.5)	8,982.7

Income (loss) before income taxes	(143.8)	(7.4)	1,650.4	(4.3)	1,494.9
Income taxes (benefits)	(86.3)	(8.5)	413.3	—	318.5
Equity in the net income of subsidiaries	1,201.6	1,204.8	—	(2,406.4)	—

Net income	1,144.1	1,205.9	1,237.1	(2,410.7)	1,176.4
Net income attributable to noncontrolling interest	—	—	32.3	—	32.3

Net income attributable to PFG	1,144.1	1,205.9	1,204.8	(2,410.7)	1,144.1
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$1,111.1	$1,205.9	$1,204.8	$(2,410.7)	$1,111.1

Net income	$1,144.1	$1,205.9	$1,237.1	$(2,410.7)	$1,176.4
Other comprehensive income (loss)	(198.8)	101.3	64.4	(111.0)	(144.1)

Comprehensive income	$945.3	$1,307.2	$1,301.5	$(2,521.7)	$1,032.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2013

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$3,154.1	$—	$3,154.1
Fees and other revenues	—	1.0	3,250.2	(29.0)	3,222.2
Net investment income	0.4	1.3	3,136.5	0.2	3,138.4
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	6.3	4.6	(120.1)	—	(109.2)
Net other-than-temporary impairment losses on available-for-sale securities	—	—	(91.5)	—	(91.5)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	—	(24.5)	—	(24.5)

Net impairment losses on available-for-sale securities	—	—	(116.0)	—	(116.0)

Net realized capital gains (losses)	6.3	4.6	(236.1)	—	(225.2)

Total revenues	6.7	6.9	9,304.7	(28.8)	9,289.5
Expenses
Benefits, claims and settlement expenses	—	—	4,683.6	—	4,683.6
Dividends to policyholders	—	—	189.0	—	189.0
Operating expenses	140.5	9.0	3,172.2	(28.8)	3,292.9

Total expenses	140.5	9.0	8,044.8	(28.8)	8,165.5

Income (loss) before income taxes	(133.8)	(2.1)	1,259.9	—	1,124.0
Income taxes (benefits)	(54.0)	(2.9)	244.8	—	187.9
Equity in the net income of subsidiaries	992.5	991.7	—	(1,984.2)	—

Net income	912.7	992.5	1,015.1	(1,984.2)	936.1
Net income attributable to noncontrolling interest	—	—	23.4	—	23.4

Net income attributable to PFG	912.7	992.5	991.7	(1,984.2)	912.7
Preferred stock dividends	33.0	—	—	—	33.0

Net income available to common stockholders	$879.7	$992.5	$991.7	$(1,984.2)	$879.7

Net income	$912.7	$992.5	$1,015.1	$(1,984.2)	$936.1
Other comprehensive loss	(450.1)	(476.4)	(489.3)	943.9	(471.9)

Comprehensive income	$462.6	$516.1	$525.8	$(1,040.3)	$464.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2015

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(85.1)	$338.5	$4,615.2	$(491.5)	$4,377.1
Investing activities
Available-for-sale securities:
Purchases	—	—	(9,920.3)	—	(9,920.3)
Sales	—	—	1,563.0	—	1,563.0
Maturities	—	—	6,625.9	—	6,625.9
Mortgage loans acquired or originated	—	—	(2,275.1)	—	(2,275.1)
Mortgage loans sold or repaid	—	—	1,687.3	—	1,687.3
Real estate acquired	—	—	(322.0)	—	(322.0)
Net purchases of property and equipment	—	—	(136.4)	—	(136.4)
Purchases of interests in subsidiaries, net of cash acquired	—	—	(291.2)	—	(291.2)
Dividends and returns of capital received from unconsolidated entities	685.5	499.5	—	(1,185.0)	—
Net change in other investments	5.4	(485.2)	(116.8)	497.8	(98.8)

Net cash provided by (used in) investing	690.9	14.3	(3,185.6)	(687.2)	(3,167.6)
Financing activities
Issuance of common stock	76.1	—	—	—	76.1
Acquisition of treasury stock	(300.6)	—	—	—	(300.6)
Proceeds from financing element derivatives	—	—	0.3	—	0.3
Payments for financing element derivatives	—	—	(82.0)	—	(82.0)
Excess tax benefits from share-based payment arrangements	0.7	—	15.0	—	15.7
Purchase of subsidiary shares from noncontrolling interest	—	—	(22.5)	—	(22.5)
Dividends to common stockholders	(441.0)	—	—	—	(441.0)
Dividends to preferred stockholders	(16.5)	—	—	—	(16.5)
Preferred stock redemption	(550.0)	—	—	—	(550.0)
Issuance of long-term debt	791.8	156.0	77.0	(219.9)	804.9
Principal repayments of long-term debt	—	—	(116.5)	63.9	(52.6)
Net proceeds from short-term borrowings	—	—	111.3	45.7	157.0
Dividends and capital paid to parent	—	(685.5)	(499.5)	1,185.0	—
Investment contract deposits	—	—	6,492.3	—	6,492.3
Investment contract withdrawals	—	—	(6,666.8)	—	(6,666.8)
Net increase in banking operation deposits	—	—	91.1	—	91.1
Other	—	—	(14.0)	—	(14.0)

Net cash used in financing activities	(439.5)	(529.5)	(614.3)	1,074.7	(508.6)

Net increase (decrease) in cash and cash equivalents	166.3	(176.7)	815.3	(104.0)	700.9
Cash and cash equivalents at beginning of period	412.4	907.2	1,598.0	(1,053.7)	1,863.9

Cash and cash equivalents at end of period	$578.7	$730.5	$2,413.3	$(1,157.7)	$2,564.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2014

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(81.6)	$(16.6)	$3,456.7	$(255.6)	$3,102.9
Investing activities
Available-for-sale securities:
Purchases	—	—	(9,054.0)	—	(9,054.0)
Sales	—	—	2,512.0	—	2,512.0
Maturities	—	—	6,244.7	—	6,244.7
Mortgage loans acquired or originated	—	—	(2,169.6)	—	(2,169.6)
Mortgage loans sold or repaid	—	—	1,793.6	—	1,793.6
Real estate acquired	—	—	(281.7)	—	(281.7)
Net purchases of property and equipment	—	—	(136.0)	—	(136.0)
Dividends and returns of capital received from unconsolidated entities	917.7	1,133.8	—	(2,051.5)	—
Net change in other investments	(0.7)	19.0	3.6	(103.6)	(81.7)

Net cash provided by (used in) investing activities	917.0	1,152.8	(1,087.4)	(2,155.1)	(1,172.7)
Financing activities
Issuance of common stock	77.5	—	—	—	77.5
Acquisition of treasury stock	(222.7)	—	—	—	(222.7)
Proceeds from financing element derivatives	—	—	15.1	—	15.1
Payments for financing element derivatives	—	—	(58.0)	—	(58.0)
Excess tax benefits from share-based payment arrangements	0.3	—	9.4	—	9.7
Purchase of subsidiary shares from noncontrolling interest	—	—	(227.0)	—	(227.0)
Dividends to common stockholders	(376.6)	—	—	—	(376.6)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Issuance of long-term debt	—	—	38.5	—	38.5
Principal repayments of long-term debt	—	—	(100.3)	—	(100.3)
Net repayments of short-term borrowings	—	—	(256.2)	137.9	(118.3)
Dividends and capital paid to parent	—	(917.7)	(1,133.8)	2,051.5	—
Investment contract deposits	—	—	5,638.4	—	5,638.4
Investment contract withdrawals	—	—	(7,099.2)	—	(7,099.2)
Net increase in banking operation deposits	—	—	30.7	—	30.7
Other	—	—	(12.9)	—	(12.9)

Net cash used in financing activities	(554.5)	(917.7)	(3,155.3)	2,189.4	(2,438.1)

Net increase (decrease) in cash and cash equivalents	280.9	218.5	(786.0)	(221.3)	(507.9)
Cash and cash equivalents at beginning of period	131.5	688.7	2,384.0	(832.4)	2,371.8

Cash and cash equivalents at end of period	$412.4	$907.2	$1,598.0	$(1,053.7)	$1,863.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2015

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2013

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(42.8)	$1,019.0	$2,340.2	$(1,095.2)	$2,221.2
Investing activities
Available-for-sale securities:
Purchases	—	—	(9,025.2)	—	(9,025.2)
Sales	—	—	1,919.1	—	1,919.1
Maturities	—	—	7,359.2	—	7,359.2
Mortgage loans acquired or originated	—	—	(2,192.9)	—	(2,192.9)
Mortgage loans sold or repaid	—	—	2,095.1	—	2,095.1
Real estate acquired	—	—	(85.6)	—	(85.6)
Net purchases of property and equipment	—	—	(59.4)	—	(59.4)
Purchase of interests in subsidiaries, net of cash acquired	—	—	(1,268.3)	—	(1,268.3)
Dividends and returns of capital received from (contributions to) unconsolidated entities	319.5	(594.6)	—	275.1	—
Net change in other investments	(3.1)	(28.7)	63.5	—	31.7

Net cash provided by (used in) investing activities	316.4	(623.3)	(1,194.5)	275.1	(1,226.3)
Financing activities
Issuance of common stock	125.8	—	—	—	125.8
Acquisition of treasury stock	(153.6)	—	—	—	(153.6)
Proceeds from financing element derivatives	—	—	47.0	—	47.0
Payments for financing element derivatives	—	—	(48.0)	—	(48.0)
Excess tax benefits from share-based payment arrangements	—	—	10.1	—	10.1
Purchase of subsidiary shares from noncontrolling interest	—	—	(52.9)	—	(52.9)
Sale of subsidiary shares to noncontrolling interest	—	—	31.8	—	31.8
Dividends to common stockholders	(288.4)	—	—	—	(288.4)
Dividends to preferred stockholders	(33.0)	—	—	—	(33.0)
Issuance of long-term debt	—	—	1,122.5	(1,084.3)	38.2
Principal repayments of long-term debt	—	—	(218.2)	—	(218.2)
Net proceeds from (repayments of) short-term borrowings	—	—	(2,122.8)	2,230.8	108.0
Dividends and capital received from (paid to) parent	—	(319.5)	594.6	(275.1)	—
Investment contract deposits	—	—	6,716.3	—	6,716.3
Investment contract withdrawals	—	—	(8,852.7)	—	(8,852.7)
Net decrease in banking operation deposits	—	—	(225.7)	—	(225.7)
Other	—	—	(5.0)	—	(5.0)

Net cash used in financing activities	(349.2)	(319.5)	(3,003.0)	871.4	(2,800.3)

Net increase (decrease) in cash and cash equivalents	(75.6)	76.2	(1,857.3)	51.3	(1,805.4)
Cash and cash equivalents at beginning of period	207.1	612.5	4,241.3	(883.7)	4,177.2

Cash and cash equivalents at end of period	$131.5	$688.7	$2,384.0	$(832.4)	$2,371.8

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

        Under the supervision and with the participation of management, including our Chief Executive Officer, Daniel J. Houston, and our Chief Financial Officer, Terrance J. Lillis, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, management has concluded that Principal Financial Group, Inc.'s internal control over financial reporting was effective as of December 31, 2015.

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

        Our Chief Executive Officer, Daniel J. Houston, and our Chief Financial Officer, Terrance J. Lillis, have reviewed and evaluated our disclosure controls and procedures as of December 31, 2015, and have concluded that our disclosure controls and procedures are effective.

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information called for by Item 10 pertaining to directors is set forth in Principal Financial Group, Inc.'s proxy statement relating to the 2016 annual stockholders meeting (the "Proxy Statement"), which will be filed with the SEC on or about April 6, 2016, under the captions, "Election of Directors," "Corporate Governance," and "Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference. The information called for by Item 10 pertaining to executive officers can be found in Part I of this Form 10-K under the caption, "Executive Officers of the Registrant." The Company has adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The code of ethics has been posted on our Internet website, found at www.principal.com. We intend to satisfy disclosure requirements regarding amendments to, or waivers from, any provision of our code of ethics on our website.

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

Equity Compensation Plan Information

        In general, we have three compensation plans under which our equity securities are authorized for issuance to employees or directors (not including our tax qualified pension plans): the Principal Financial Group, Inc. 2014 Stock Incentive Plan, the Principal Financial Group, Inc. Employee Stock Purchase Plan and the Principal Financial Group, Inc. 2014 Directors Stock Plan. The following table shows the number of shares of common stock issuable upon exercise of options outstanding at December 31, 2015, the weighted average exercise price of those options and the number of shares of common stock remaining available for future issuance at December 31, 2015, excluding shares issuable upon exercise of outstanding options.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by our stockholders (1)	12,137,316	(2)	$43.71	(3)	16,134,871	(4)
Equity compensation plans not approved by our stockholders	—		n/a		—

(1)
The Principal Financial Group, Inc. Employee Stock Purchase Plan, the Principal Financial Group, Inc. Stock Incentive Plan and the Principal Financial Group, Inc. Directors Stock Plan were each approved by our sole stockholder, Principal Mutual Holding Company, prior to our initial public offering of common stock on October 22, 2001. Subsequently, the Principal Financial Group, Inc. 2005 Stock Incentive Plan and the Principal Financial Group, Inc. 2005 Directors Stock Plan were each approved by our stockholders on May 17, 2005. An amendment to the Principal Financial Group, Inc. Employee Stock Purchase Plan to increase the number of shares available for issuance under the plan was approved on May 19, 2009. On May 18, 2010, our shareholders approved the 2010 Stock Incentive Plan, which replaced the 2005 Stock Incentive Plan. The 2010 Stock Incentive Plan was subsequently renamed the Amended and Restated 2010 Stock Incentive Plan. On May 20, 2014, our shareholders approved the Principal Financial Group, Inc. 2014 Stock Incentive Plan and the Principal Financial Group, Inc. 2014 Directors Stock Plan.

(2)
Includes 7,692,069 options outstanding under the employee stock incentive plans, 954,731 performance shares under the employee stock incentive plans, 3,161,447 restricted stock units under the employee stock incentive plans, 273,130 restricted stock units under the directors stock plans and 55,939 other stock-based awards under the 2014 Directors Stock Plan for obligations under the Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc.

(3)
The weighted-average exercise price relates only to outstanding stock options, not to outstanding performance shares, restricted stock units or other stock-based awards.

(4)
This number includes 4,175,874 shares remaining for issuance under the Employee Stock Purchase Plan, 11,668,265 shares available for issuance in respect of future awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards under the 2014 Stock Incentive Plan and 290,732 shares available for issuance in respect of future awards of stock options, restricted stock, restricted stock units and other stock-based awards under the 2014 Directors Stock Plan.

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

    3.
    Exhibits — Please refer to the Exhibit Index on page 213.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.
Dated: February 10, 2016	By	/s/ TERRANCE J. LILLIS Terrance J. Lillis Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 10, 2016

By	/s/ DANIEL J. HOUSTON Daniel J. Houston Chief Executive Officer and Director	By	/s/ DENNIS H. FERRO Dennis H. Ferro Director
By	/s/ TERRANCE J. LILLIS Terrance J. Lillis Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	By	/s/ C. DANIEL GELATT, JR. C. Daniel Gelatt, Jr. Director
By	/s/ LARRY D. ZIMPLEMAN Larry D. Zimpleman Director	By	/s/ SANDRA L. HELTON Sandra L. Helton Director
By	/s/ BETSY J. BERNARD Betsy J. Bernard Director	By	/s/ ROGER C. HOCHSCHILD Roger C. Hochschild Director
By	/s/ JOCELYN CARTER-MILLER Jocelyn Carter-Miller Director	By	/s/ BLAIR C. PICKERELL Blair C. Pickerell Director
By	/s/ GARY E. COSTLEY Gary E. Costley Director	By	/s/ ELIZABETH E. TALLETT Elizabeth E. Tallett Director
By	/s/ MICHAEL T. DAN Michael T. Dan Director

Report of Independent Registered Public Accounting Firm on Schedules

The Board of Directors and Stockholders
Principal Financial Group, Inc.

        We have audited the consolidated financial statements of Principal Financial Group, Inc. ("the Company") as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, and have issued our report thereon dated February 10, 2016 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in the Index at Item 15.a.2 of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these schedules based on our audits.

        In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Des Moines, Iowa
February 10, 2016

Schedule I — Summary of Investments — Other Than Investments in Related Parties
December 31, 2015

Type of Investment	Cost	Value	Amount as shown in the consolidated statement of financial position
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,488.4	$1,503.5	$1,503.5
States, municipalities and political subdivisions	4,501.8	4,717.1	4,717.1
Foreign governments	669.8	793.3	793.3
Public utilities	3,860.2	3,503.5	3,503.5
Convertibles and bonds with warrants attached	39.4	—	—
Redeemable preferred stock	56.7	59.1	59.1
All other corporate bonds	26,289.2	27,577.6	27,577.6
Residential mortgage-backed securities	2,549.4	2,627.5	2,627.5
Commercial mortgage-backed securities	3,932.5	3,919.8	3,919.8
Collateralized debt obligations	692.7	667.5	667.5
Other debt obligations	4,594.2	4,597.6	4,597.6

Total fixed maturities, available-for-sale	48,674.3	49,966.5	49,966.5
Fixed maturities, trading	686.8	686.8	686.8
Equity securities, available-for-sale:
Banks, trust and insurance companies	48.3	35.5	35.5
Industrial, miscellaneous and all other	4.1	4.8	4.8
Non-redeemable preferred stock	58.8	64.2	64.2

Total equity securities, available-for-sale	111.2	104.5	104.5
Equity securities, trading	1,202.7	1,202.7	1,202.7
Mortgage loans (1)	12,391.1	XXXX	12,339.4
Real estate, net:
Real estate acquired in satisfaction of debt (2)	119.1	XXXX	113.8
Other real estate	1,338.0	XXXX	1,338.0
Policy loans	817.1	XXXX	817.1
Other investments (3)	3,252.4	XXXX	3,251.7

Total investments	$68,592.7	XXXX	$69,820.5

(1)
The amount shown in the consolidated statement of financial position for mortgage loans differs from cost as mortgage loans are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances.

(2)
The amount shown in the consolidated statement of financial position for real estate differs from cost as real estate is generally reported at cost adjusted for valuation allowances.

(3)
The amount shown in the consolidated statement of financial position for other investments differs from cost due to accumulated earnings from minority interests in unconsolidated entities and properties owned jointly with venture partners and operated by the partners. Other investments also includes derivative assets and certain seed money investments and other investment funds, which are reported at fair value, and commercial mortgage loans of consolidated VIEs and equity method real estate investments for which the fair value option was elected.

 Schedule II — Condensed Financial Information of Registrant (Parent Only)

Statements of Financial Position

	December 31,
	2015	2014
	(in millions)
Assets
Cash and cash equivalents	$578.7	$412.4
Other investments	9.7	9.5
Income taxes receivable	21.3	21.8
Deferred income taxes	427.4	405.5
Amounts receivable from subsidiaries	8.9	5.4
Other assets	24.5	18.0
Investment in subsidiaries	12,223.4	12,446.5

Total assets	$13,293.9	$13,319.1

Liabilities
Long-term debt	$3,247.9	$2,448.9
Accrued investment payable	25.8	21.8
Pension liability	708.6	664.4

Total liabilities	3,982.3	3,135.1
Stockholders' equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share — 0.0 million and 3.0 million shares authorized, issued and outstanding in 2015 and 2014	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share — 0.0 million and 10.0 million shares authorized, issued and outstanding in 2015 and 2014	—	0.1
Common stock, par value $.01 per share — 2,500 million shares authorized, 466.2 million and 462.7 million shares issued, and 291.4 million and 293.9 million shares outstanding in 2015 and 2014	4.7	4.6
Additional paid-in capital	9,544.8	9,945.5
Retained earnings	6,875.9	6,114.1
Accumulated other comprehensive income (loss)	(882.5)	50.4
Treasury stock, at cost (174.8 million and 168.8 million shares in 2015 and 2014)	(6,231.3)	(5,930.7)

Total stockholders' equity attributable to Principal Financial Group, Inc.	9,311.6	10,184.0

Total liabilities and stockholders' equity	$13,293.9	$13,319.1

See accompanying notes.

Statements of Operations

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Revenues
Net investment income	$1.6	$0.5	$0.4
Net realized capital gains	—	—	6.3

Total revenues	1.6	0.5	6.7
Expenses
Other operating costs and expenses	175.4	144.3	140.5

Total expenses	175.4	144.3	140.5

Losses before income taxes	(173.8)	(143.8)	(133.8)
Income tax benefits	(71.2)	(86.3)	(54.0)
Equity in the net income of subsidiaries	1,336.6	1,201.6	992.5

Net income attributable to Principal Financial Group, Inc.	1,234.0	1,144.1	912.7
Less:
Preferred stock dividends	16.5	33.0	33.0
Excess of redemption value over carrying value of preferred shares redeemed	8.2	—	—

Net income available to common stockholders	$1,209.3	$1,111.1	$879.7

See accompanying notes.

 Statements of Cash Flows

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Operating activities
Net income	$1,234.0	$1,144.1	$912.7
Adjustments to reconcile net income to net cash used in operating activities:
Equity in the net income of subsidiaries	(1,336.6)	(1,201.6)	(992.5)
Net realized capital gains	—	—	(6.3)
Net cash flows for trading securities	—	—	10.4
Current and deferred income taxes (benefits)	(20.9)	(225.9)	12.6
Stock-based compensation	3.9	3.1	2.2
Other	34.5	198.7	18.1

Net cash used in operating activities	(85.1)	(81.6)	(42.8)
Investing activities
Net change in other investments	5.4	(0.7)	(3.1)
Dividends and returns of capital received from unconsolidated entity	685.5	917.7	319.5

Net cash provided by investing activities	690.9	917.0	316.4
Financing activities
Issuance of common stock	76.1	77.5	125.8
Acquisition of treasury stock	(300.6)	(222.7)	(153.6)
Excess tax benefits from share-based payment arrangements	0.7	0.3	—
Dividends to common stockholders	(441.0)	(376.6)	(288.4)
Dividends to preferred stockholders	(16.5)	(33.0)	(33.0)
Preferred stock redemption	(550.0)	—	—
Issuance of long-term debt	791.8	—	—

Net cash used in financing activities	(439.5)	(554.5)	(349.2)

Net increase (decrease) in cash and cash equivalents	166.3	280.9	(75.6)
Cash and cash equivalents at beginning of year	412.4	131.5	207.1

Cash and cash equivalents at end of year	$578.7	$412.4	$131.5

See accompanying notes.

(1)   Basis of Presentation

        The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of Principal Financial Group, Inc.

        In the parent company only financial statements, our investments in subsidiaries are stated as cost plus equity in undistributed earnings of subsidiaries.

        During November 2014, the parent company became the sponsor of the defined benefit pension plans discussed in Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Employee and Agent Benefits." Prior to November 2014, Principal Life Insurance Company, an indirect wholly owned subsidiary of the parent company, was the sponsor of these plans.

(2)   Dividends and Returns of Capital Received from (Contributions to) Unconsolidated Entity

        The parent company received cash dividends and returns of capital totaling $685.5 million, $917.7 million and $319.5 million from subsidiaries in 2015, 2014, and 2013, respectively.

(3)   Supplemental Disclosures of Non-Cash Investing Activity

        The parent company's assumption of the obligations associated with the defined benefit pension plans previously sponsored by Principal Life Insurance Company resulted in a non-cash increase in the parent company's investment in subsidiary of $56.3 million in 2014.

Schedule III — Supplementary Insurance Information
As of December 31, 2015 and 2014 and for each of the years ended December 31, 2015, 2014 and 2013

Segment	Deferred acquisition costs	Future policy benefits and claims	Contractholder and other policyholder funds
	(in millions)
2015:
Retirement and Income Solutions	$854.0	$13,229.8	$28,651.5
Principal Global Investors	—	—	—
Principal International	218.8	3,634.9	1,403.9
U.S. Insurance Solutions	2,203.3	8,953.2	6,784.2
Corporate	—	38.6	(318.1)

Total	$3,276.1	$25,856.5	$36,521.5

2014:
Retirement and Income Solutions	$797.4	$11,274.2	$28,968.5
Principal Global Investors	—	—	—
Principal International	238.1	4,071.8	275.0
U.S. Insurance Solutions	1,957.5	8,652.6	6,602.3
Corporate	—	38.0	(306.4)

Total	$2,993.0	$24,036.6	$35,539.4

Schedule III — Supplementary Insurance Information — (continued)
As of December 31, 2015 and 2014 and for each of the years ended December 31, 2015, 2014 and 2013

Segment	Premiums and other considerations	Net investment income (1)	Benefits, claims and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses (1)
	(in millions)
2015:
Retirement and Income Solutions	$3,011.4	$1,749.0	$4,158.4	$158.2	$1,126.8
Principal Global Investors	—	8.1	—	—	943.4
Principal International	252.9	495.9	573.9	19.1	368.9
U.S. Insurance Solutions	2,045.9	717.8	1,963.5	93.5	788.1
Corporate	0.1	81.3	1.9	—	174.4

Total	$5,310.3	$3,052.1	$6,697.7	$270.8	$3,401.6

2014:
Retirement and Income Solutions	$1,584.5	$1,857.7	$2,766.9	$163.6	$1,056.9
Principal Global Investors	—	10.5	—	—	895.3
Principal International	225.7	591.0	622.9	18.7	342.8
U.S. Insurance Solutions	1,913.8	714.8	1,847.9	184.9	714.7
Corporate	(1.1)	83.9	(6.7)	—	197.4

Total	$3,722.9	$3,257.9	$5,231.0	$367.2	$3,207.1

2013:
Retirement and Income Solutions	$1,045.5	$1,933.1	$2,303.4	$75.0	$1,032.3
Principal Global Investors	—	17.2	—	—	884.7
Principal International	291.6	447.1	569.0	16.5	318.0
U.S. Insurance Solutions	1,816.5	686.3	1,826.0	95.6	689.0
Corporate	0.5	54.7	(14.8)	—	181.8

Total	$3,154.1	$3,138.4	$4,683.6	$187.1	$3,105.8

(1)
Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates, and reported operating results would change by segment if different methods were applied.

 Schedule IV — Reinsurance
As of December 31, 2015, 2014 and 2013 and for each of the years then ended

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	($ in millions)
2015:
Life insurance in force	$390,603.3	$184,588.9	$1,187.1	$207,201.5	0.6%

Premiums:
Life insurance	$4,208.7	$255.3	$1.9	$3,955.3	—%
Accident and health insurance	1,502.1	147.1	—	1,355.0	—%

Total	$5,710.8	$402.4	$1.9	$5,310.3	—%

2014:
Life insurance in force	$354,951.9	$177,418.6	$1,317.7	$178,851.0	0.7%

Premiums:
Life insurance	$2,725.4	$228.1	$2.1	$2,499.4	0.1%
Accident and health insurance	1,398.3	174.8	—	1,223.5	—%

Total	$4,123.7	$402.9	$2.1	$3,722.9	0.1%

2013:
Life insurance in force	$317,154.5	$144,024.9	$1,455.4	$174,585.0	0.8%

Premiums:
Life insurance	$2,216.9	$205.2	$2.5	$2,014.2	0.1%
Accident and health insurance	1,307.9	168.0	—	1,139.9	—%

Total	$3,524.8	$373.2	$2.5	$3,154.1	0.1%

Exhibit Index

Exhibit Number	Description
2.1	Plan of Conversion (1)
2.2	Stock Purchase Agreement among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc., dated as of July 25, 2006 (2)
2.2.1	Amendment No. 1 and Waiver, dated as of December 29, 2006, to the Stock Purchase Agreement, dated as of July 25, 2006, by and among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc. (3)
2.2.2	Memorandum of Understanding dated as of December 29, 2006, amending and modifying the Stock Purchase Agreement by and among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc. (3)
2.3	Sale and Purchase Promise Agreement, dated October 5, 2012, among Principal Financial Services, Inc., Empresas Penta S.A. and Inversiones Banpenta Limitada (4)
3.1	Amended and Restated Certificate of Incorporation of Principal Financial Group, Inc. (included in Exhibit 2.1) (5)
3.2	Amended and Restated By-Laws of Principal Financial Group, Inc. (6)
4.1	Form of Certificate for the Common Stock of Principal Financial Group, Inc., par value $0.01 per share (1)
4.1.1	Certificate of Designations of the Company's Series A Non-Cumulative Perpetual Preferred Stock, dated June 16, 2005 (5)
4.1.2	Certificate of Designations of the Company's Series B Non-Cumulative Perpetual Preferred Stock, dated June 16, 2005 (5)
4.1.3	Specimen Stock Certificate for the Company's Series A Non-Cumulative Perpetual Preferred Stock (5)
4.1.4	Specimen Stock Certificate for the Company's Series B Non-Cumulative Perpetual Preferred Stock (5)
4.1.5	Senior Indenture, dated as of October 11, 2006, between Principal Financial Group, Inc. and The Bank of New York, as Trustee (7)
4.1.6	First Supplemental Indenture, dated as of October 16, 2006, among Principal Financial Group, Inc., Principal Financial Services, Inc. and The Bank of New York, as Trustee (7)
4.1.7	6.05% Senior Note ($500,000,000) due October 15, 2036 (7)
4.1.8	6.05% Senior Note ($100,000,000) due October 15, 2036 (8)
4.1.9	Guarantee, dated as of October 16, 2006, by Principal Financial Services, Inc. (7)
4.1.10	Senior Indenture, dated as of May 21, 2009, among Principal Financial Group, Inc., Principal Financial Services, Inc., as issuer, as guarantor, and The Bank of New York, as Trustee (9)
4.1.11	First Supplemental Indenture (including the form of 2014 Notes), dated as of May 21, 2009, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee (9)
4.1.12	Second Supplemental Indenture (including the form of 2019 Notes), dated as of May 21, 2009, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee (9)
4.1.13	Third Supplemental Indenture (including the form of 2022 Notes), dated as of September 10, 2012, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee (10)
4.1.14	Fourth Supplemental Indenture (including the form of 2042 Notes), dated as of September 10, 2012, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee (10)
4.1.15	Fifth Supplemental Indenture (including the form of 2017 Notes), dated as of November 16, 2012, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee (11)
4.1.16	Sixth Supplemental Indenture (including the form of 2023 Notes), dated as of November 16, 2012, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee (11)
4.1.17	Seventh Supplemental Indenture (including the form of 2043 Notes), dated as of November 16, 2012, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee (11)
4.18	Eighth Supplemental Indenture (including the form of 3.400% Senior Note due 2025), dated as of May 7, 2015, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee, relating to the 3.400% Senior Notes due 2025 (12)
4.19	Junior Subordinated Indenture, dated as of May 7, 2015, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee (12)
4.20	First Supplemental Indenture (including the form of 4.700% Fixed-to-Floating Rate Junior Subordinated Note due 2055), dated as of May 7, 2015, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee, relating to the 4.700% Fixed-to-Floating Rate Junior Subordinated Notes due 2055 (12)
4.1.21	Guarantee from Principal Financial Services, Inc. with respect to the 7.875% Senior Notes due 2014 (9)
4.1.22	Guarantee from Principal Financial Services, Inc. with respect to the 8.875% Senior Notes due 2019 (9)
4.1.23	Guarantee from Principal Financial Services, Inc. with respect to the 3.300% Senior Notes due 2022 (10)
4.1.24	Guarantee from Principal Financial Services, Inc. with respect to the 4.625% Senior Notes due 2042 (10)
4.1.25	Guarantee from Principal Financial Services, Inc. with respect to the 1.850% Senior Notes due 2017 (11)
4.1.26	Guarantee from Principal Financial Services, Inc. with respect to the 3.125% Senior Notes due 2023 (11)
4.1.27	Guarantee from Principal Financial Services, Inc. with respect to the 4.350% Senior Notes due 2043 (11)
4.28	Guarantee from Principal Financial Services, Inc. with respect to the 3.400% Senior Notes due 2025 (12)
4.29	Guarantee from Principal Financial Services, Inc. with respect to the 4.700% Fixed-to-Floating Rate Junior Subordinated Notes due 2055 (12)
10.1	Principal Financial Group, Inc. Stock Incentive Plan (13)
10.1.1	Form of Restricted Stock Unit Award Agreement (14)
10.1.2	Form of Stock Option Award Agreement (14)

Exhibit Number	Description
10.1.3	Principal Financial Group, Inc. 2005 Stock Incentive Plan (15)
10.1.4	Principal Financial Group, Inc. 2010 Stock Incentive Plan (16)
10.1.5	Amended and Restated Principal Financial Group, Inc. 2010 Stock Incentive Plan (17)
10.1.6	Principal Financial Group, Inc. 2014 Stock Incentive Plan (18)
10.2	Principal Financial Group Long-Term Performance Plan (1)
10.3	Resolution of Human Resources Committee of the Board of Directors of Principal Financial Group, Inc. amending the Principal Financial Group Long-Term Performance Plan as of October 31, 2002 (19)
10.4	Principal Financial Group Incentive Pay Plan (PrinPay), amended and restated effective January 1, 2002 (20)
10.5	Principal Financial Group, Inc. Annual Incentive Plan (21)
10.6	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc. Board of Directors (22)
10.6.1	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors, effective March 28, 2009 (23)
10.6.2	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc., effective May 17, 2010 (24)
10.6.3	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc., effective January 1, 2012 (25)
10.6.4	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of Principal Financial Group, Inc., effective January 1, 2015 (26)
10.7	Principal Financial Group, Inc. Directors Stock Plan (1)
10.7.1	Principal Financial Group, Inc. 2005 Directors Stock Plan (16)
10.7.2	Principal Financial Group, Inc. 2014 Directors Stock Plan (18)
10.8	Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc. (27)
10.9	Principal Select Savings Excess Plan, restated as of January 1, 2004 (28)
10.9.1	Amendment No. 1 to Principal Select Savings Excess Plan (27)
10.9.2	Principal Select Savings Excess Plan for Employees, amended and restated effective January 1, 2016 (29)
10.9.3	Principal Select Savings Excess Plan for Individual Field, amended and restated effective January 1, 2016 (29)
10.9.4	Nonqualified Deferred Compensation Plan for Select Investment Professions of Principal Financial Group, Inc. and Affiliates, effective January 1, 2016 (29)
10.10	Supplemental Executive Retirement Plan for Employees, restated as of January 1, 2003 (28)
10.10.1	Amendment No. 1 to the Principal Supplemental Executive Retirement Plan for Employees (27)
10.11	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change-of-Control Employment Agreement (Tier One Executives), dated as of February 28, 2006, by and among Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and an Executive (30)
10.11.1	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change-of-Control Employment Agreement (Tier One Executives) (31)
10.11.2	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change of Control Employment Agreement (Tier One Executives), effective December 31, 2010 (24)
10.12	Form of Principal Financial Group, Inc. Indemnification Agreement (31)
10.13	Compensatory Arrangement, dated as of March 14, 2002, between Principal Life Insurance Company and James P. McCaughan (32)
10.14	Employment Agreement dated as of June 1, 2006, by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company, and Larry D. Zimpleman (3)
10.14.1	Amended and Restated Employment Agreement dated as of May 1, 2008, by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and Larry D. Zimpleman (33)
10.14.2	Letter dated March 16, 2009 amending the Amended and Restated Employment Agreement dated as of May 1, 2008 by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and Larry D. Zimpleman (23)
10.14.3	Letter dated December 1, 2009 amending the Amended and Restated Employment Agreement dated as of May 1, 2008 by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and Larry D. Zimpleman (34)
10.15	The Principal Severance Plan for Senior Executives, restated effective January 1, 2009 (23)
12	Computation of Earnings to Fixed Charges Ratio (29)
21	Principal Financial Group, Inc. Member Companies as of December 31, 2015 (29)
23	Consent of Independent Registered Public Accounting Firm (29)
31.1	Certification of Daniel J. Houston (29)
31.2	Certification of Terrance J. Lillis (29)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Daniel J. Houston (29)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Terrance J. Lillis (29)
101	The following materials from Principal Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, (vii) Schedule I — Summary of Investments — Other Than Investments in Related Parties, (viii) Schedule II — Condensed Financial Information of Registrant (Parent Only), (ix) Schedule III — Supplementary Insurance Information and (x) Schedule IV — Reinsurance

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

(6)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Current Report on Form 8-K filed on May 27, 2014 (Commission File No. 1-16725).

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

(12)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Current Report on Form 8-K filed on May 7, 2015 (Commission File No. 1-16725).

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

(18)
Incorporated by reference to appendix filed with Principal Financial Group, Inc.'s 2014 Definitive Proxy Statement on Form DEF14Q, filed on April 7, 2014 (Commission File No. 1-16725).

(19)
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

(23)
Incorporated by reference to the Principal Financial Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (Commission File No. 1-16725)

(24)
Incorporated herein by reference to exhibit filed with Principal Financial Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 1-16725).

(25)
Incorporated by reference to exhibit filed with Principal Financial Group Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 (Commission File No. 1-16725).

(26)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014 (Commission File No. 1-16725).

(27)
Incorporated by reference to the exhibit filed with Principal Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005 (Commission File 1-16725).

(28)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (Commission File No. 1-16725).

(29)
File herewith.

(30)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (Commission File No. 1-16725).

(31)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Current Report on Form 8-K filed on December 2, 2008 (Commission File No. 1-16725).

(32)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (Commission File No. 1-16725).

(33)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (Commission File No. 1-16725).

(34)
Incorporated by reference to the exhibit filed with Principal Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-16725).