Form 10-Q
period 2016-03-31
PRINCIPAL FINANCIAL GROUP INC
filed 2016-05-04
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 27, 2016, was 289,852,707.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	March 31, 2016	December 31, 2015
	(Unaudited)
	(in millions)
Assets
Fixed maturities, available-for-sale (2016 and 2015 include $231.7 million and $257.4 million related to consolidated variable interest entities)	$53,045.4	$49,966.5
Fixed maturities, trading (2016 and 2015 both include $100.4 million related to consolidated variable interest entities)	687.5	686.8
Equity securities, available-for-sale	103.7	104.5
Equity securities, trading (2016 and 2015 include $666.9 million and $640.9 million related to consolidated variable interest entities)	1,262.0	1,202.7
Mortgage loans	12,378.7	12,339.4
Real estate (2016 and 2015 include $391.9 million and $354.5 million related to consolidated variable interest entities)	1,486.6	1,451.8
Policy loans	819.7	817.1
Other investments (2016 and 2015 include $285.0 million and $29.5 million related to consolidated variable interest entities and $75.6 million and $53.4 million measured at fair value under the fair value option)	4,023.9	3,251.7
Total investments	73,807.5	69,820.5
Cash and cash equivalents	2,142.9	2,564.8
Accrued investment income	580.3	545.6
Premiums due and other receivables	1,309.5	1,429.3
Deferred acquisition costs	3,219.3	3,276.1
Property and equipment	657.3	633.8
Goodwill	1,037.6	1,009.0
Other intangibles	1,370.9	1,359.2
Separate account assets (2016 and 2015 include $35,356.5 million and $33,300.4 million related to consolidated variable interest entities)	132,325.9	136,978.9
Other assets	1,118.8	1,043.1
Total assets	$217,570.0	$218,660.3
Liabilities
Contractholder funds (2016 and 2015 include $339.5 million and $338.9 million related to consolidated variable interest entities)	$36,660.5	$35,716.1
Future policy benefits and claims	26,950.3	25,856.5
Other policyholder funds	838.6	805.4
Short-term debt	122.6	181.1
Long-term debt (2016 and 2015 include $46.0 million and $42.8 million related to consolidated variable interest entities)	3,269.1	3,265.2
Income taxes currently payable	16.4	18.4
Deferred income taxes	1,044.5	697.2
Separate account liabilities (2016 and 2015 include $35,356.5 million and $33,300.4 million related to consolidated variable interest entities)	132,325.9	136,978.9
Other liabilities (2016 and 2015 include $322.7 million and $345.9 million related to consolidated variable interest entities, of which $73.1 million and $68.1 million are measured at fair value under the fair value option)	5,971.6	5,678.4
Total liabilities	207,199.5	209,197.2
Redeemable noncontrolling interest (2016 includes $195.6 million related to consolidated variable interest entities)	260.9	85.7
Stockholders’ equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share — 0.0 million and 0.0 million shares authorized, issued and outstanding in 2016 and 2015	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share — 0.0 million and 0.0 million shares authorized, issued and outstanding in 2016 and 2015	—	—
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 468.1 million and 466.2 million shares issued, and 290.4 million and 291.4 million shares outstanding in 2016 and 2015	4.7	4.7
Additional paid-in capital	9,598.1	9,544.8
Retained earnings	7,131.8	6,875.9
Accumulated other comprehensive loss	(356.1)	(882.5)
Treasury stock, at cost (177.7 million and 174.8 million shares in 2016 and 2015)	(6,336.9)	(6,231.3)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	10,041.6	9,311.6
Noncontrolling interest	68.0	65.8
Total stockholders’ equity	10,109.6	9,377.4
Total liabilities and stockholders’ equity	$217,570.0	$218,660.3

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	March 31,
	2016	2015
	(in millions, except per share data)
Revenues
Premiums and other considerations	$1,282.4	$916.4
Fees and other revenues	855.9	950.8
Net investment income	761.7	723.9
Net realized capital gains, excluding impairment losses on available-for-sale securities	184.7	73.7
Net other-than-temporary impairment (losses) recoveries on available-for-sale securities	(55.6)	14.0
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	7.5	(21.5)
Net impairment losses on available-for-sale securities	(48.1)	(7.5)
Net realized capital gains	136.6	66.2
Total revenues	3,036.6	2,657.3
Expenses
Benefits, claims and settlement expenses	1,658.5	1,236.3
Dividends to policyholders	38.8	41.7
Operating expenses	899.5	921.2
Total expenses	2,596.8	2,199.2
Income before income taxes	439.8	458.1
Income taxes	70.6	29.0
Net income	369.2	429.1
Net income attributable to noncontrolling interest	1.2	6.7
Net income attributable to Principal Financial Group, Inc.	368.0	422.4
Less:
Preferred stock dividends	—	8.2
Net income available to common stockholders	$368.0	$414.2

Earnings per common share
Basic earnings per common share	$1.26	$1.41

Diluted earnings per common share	$1.25	$1.39

Dividends declared per common share	$0.38	$0.36

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	March 31,
	2016	2015
	(in millions)

Net income	$369.2	$429.1
Other comprehensive income (loss), net:
Net unrealized gains on available-for-sale securities	404.4	57.1
Noncredit component of impairment losses on fixed maturities, available-for-sale	(4.2)	13.5
Net unrealized gains on derivative instruments	1.3	27.8
Foreign currency translation adjustment	129.7	(132.6)
Net unrecognized postretirement benefit obligation	8.0	12.0
Other comprehensive income (loss)	539.2	(22.2)
Comprehensive income	908.4	406.9
Comprehensive income attributable to noncontrolling interest	4.7	0.4
Comprehensive income attributable to Principal Financial Group, Inc.	$903.7	$406.5

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

						Accumulated
	Series A	Series B		Additional		other			Total
	preferred	preferred	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders’
	stock	stock	stock	capital	earnings	income (loss)	stock	interest	equity
	(in millions)
Balances as of January 1, 2015	$—	$0.1	$4.6	$9,945.5	$6,114.1	$50.4	$(5,930.7)	$48.0	$10,232.0
Common stock issued	—	—	—	17.9	—	—	—	—	17.9
Stock-based compensation and additional related tax benefits	—	—	—	33.2	(1.6)	—	—	—	31.6
Treasury stock acquired, common	—	—	—	—	—	—	(75.4)	—	(75.4)
Dividends to common stockholders	—	—	—	—	(106.3)	—	—	—	(106.3)
Dividends to preferred stockholders	—	—	—	—	(8.2)	—	—	—	(8.2)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(0.3)	(0.3)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	1.5	1.5
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(17.3)	—	(6.5)	—	15.1	(8.7)
Adjustments to redemption amount of redeemable noncontrolling interest	—	—	—	(3.7)	—	—	—	—	(3.7)
Net income (excludes $2.9 million attributable to redeemable noncontrolling interest)	—	—	—	—	422.4	—	—	3.8	426.2
Other comprehensive loss (excludes $(7.7) million attributable to redeemable noncontrolling interest)	—	—	—	—	—	(15.9)	—	1.4	(14.5)
Balances as of March 31, 2015	$—	$0.1	$4.6	$9,975.6	$6,420.4	$28.0	$(6,006.1)	$69.5	$10,492.1

Balances as of January 1, 2016	$—	$—	$4.7	$9,544.8	$6,875.9	$(882.5)	$(6,231.3)	$65.8	$9,377.4
Common stock issued	—	—	—	10.0	—	—	—	—	10.0
Stock-based compensation and additional related tax benefits	—	—	—	25.1	(1.7)	—	—	0.1	23.5
Treasury stock acquired, common	—	—	—	—	—	—	(105.6)	—	(105.6)
Dividends to common stockholders	—	—	—	—	(110.4)	—	—	—	(110.4)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(0.8)	(0.8)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	0.1	0.1
Purchase of subsidiary shares from noncontrolling interest	—	—	—	15.1	—	(9.3)	—	—	5.8
Adjustments to redemption amount of redeemable noncontrolling interest	—	—	—	3.1	—	—	—	—	3.1
Net income (excludes $(0.2) million attributable to redeemable noncontrolling interest)	—	—	—	—	368.0	—	—	1.4	369.4
Other comprehensive income (excludes $2.1 million attributable to redeemable noncontrolling interest)	—	—	—	—	—	535.7	—	1.4	537.1
Balances as of March 31, 2016	$—	$—	$4.7	$9,598.1	$7,131.8	$(356.1)	$(6,336.9)	$68.0	$10,109.6

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31,
	2016	2015
	(in millions)
Operating activities
Net income	$369.2	$429.1
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	99.6	61.5
Additions to deferred acquisition costs	(103.2)	(99.8)
Accrued investment income	(34.7)	(25.2)
Net cash flows for trading securities	(11.9)	(8.5)
Premiums due and other receivables	124.2	11.8
Contractholder and policyholder liabilities and dividends	617.1	314.1
Current and deferred income taxes (benefits)	57.1	(67.4)
Net realized capital gains	(136.6)	(66.2)
Depreciation and amortization expense	45.8	41.6
Real estate acquired through operating activities	(12.8)	(18.2)
Real estate sold through operating activities	0.1	49.2
Stock-based compensation	22.3	31.8
Other	(140.7)	(22.9)
Net adjustments	526.3	201.8
Net cash provided by operating activities	895.5	630.9
Investing activities
Available-for-sale securities:
Purchases	(3,558.6)	(2,220.1)
Sales	205.5	567.5
Maturities	1,616.0	1,694.3
Mortgage loans acquired or originated	(475.9)	(511.3)
Mortgage loans sold or repaid	479.3	408.9
Real estate acquired	(44.5)	(87.9)
Net purchases of property and equipment	(44.2)	(32.8)
Net change in other investments	(30.9)	(48.1)
Net cash used in investing activities	(1,853.3)	(229.5)
Financing activities
Issuance of common stock	10.0	17.9
Acquisition of treasury stock	(105.6)	(75.4)
Proceeds from financing element derivatives	—	0.2
Payments for financing element derivatives	(21.3)	(19.3)
Excess tax benefits from share-based payment arrangements	5.0	13.0
Purchase of subsidiary shares from noncontrolling interest	(2.3)	(8.7)
Dividends to common stockholders	(110.4)	(106.3)
Dividends to preferred stockholders	—	(8.2)
Issuance of long-term debt	3.2	3.1
Principal repayments of long-term debt	—	(19.8)
Net repayments of short-term borrowings	(59.9)	(0.1)
Investment contract deposits	3,976.3	1,277.8
Investment contract withdrawals	(3,166.3)	(1,871.9)
Net increase (decrease) in banking operation deposits	4.0	(13.5)
Other	3.2	(2.1)
Net cash provided by (used in) financing activities	535.9	(813.3)
Net decrease in cash and cash equivalents	(421.9)	(411.9)
Cash and cash equivalents at beginning of period	2,564.8	1,863.9
Cash and cash equivalents at end of period	$2,142.9	$1,452.0

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. (“PFG”) have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2015, included in our Form 10-K for the year ended December 31, 2015, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated statement of financial position as of December 31, 2015, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Consolidation

We have relationships with various special purpose entities and other legal entities that must be evaluated to determine if the entities meet the criteria of a variable interest entity (“VIE”) or a voting interest entity (“VOE”). This assessment is performed by reviewing contractual, ownership and other rights, including involvement of related parties, and requires use of judgment. First, we determine if we hold a variable interest in an entity by assessing if we have the right to receive expected losses and expected residual returns of the entity. If we hold a variable interest, then the entity is assessed to determine if it is a VIE. An entity is a VIE if the equity at risk is not sufficient to support its activities, if the equity holders lack a controlling financial interest or if the entity is structured with non-substantive voting rights. In addition to the previous criteria, if the entity is a limited partnership or similar entity, it is a VIE if the limited partners do not have the power to direct the entity’s most significant activities through substantive kick-out rights or participating rights. A VIE is evaluated to determine the primary beneficiary. The primary beneficiary of a VIE is the enterprise with (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. When we are the primary beneficiary, we are required to consolidate the entity in our financial statements. We reassess our involvement with VIEs on a quarterly basis. For further information about VIEs, refer to Note 2, Variable Interest Entities.

If an entity is not a VIE, it is considered a VOE. VOEs are generally consolidated if we own a greater than 50% voting interest. Entities in which we have significant management influence over the operating and financing decisions but are not required to consolidate, other than investments accounted for at fair value under the fair value option, are reported using the equity method.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

Recent Accounting Pronouncements

Effect on our consolidated
	Date of	financial statements or
Description	adoption	other significant matters
Standards not yet adopted:

Leases

This authoritative guidance requires lessee recognition of lease assets and lease liabilities on the balance sheet. The concept of an operating lease, where the lease assets and liabilities are off balance sheet, is eliminated under the new guidance. For lessors, the guidance modifies lease classification criteria and accounting for certain types of leases. Other key aspects of the guidance relate to the removal of the current real estate- specific guidance and new presentation and disclosure requirements. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes certain optional practical expedients that may be elected. Early adoption is permitted.

	January 1, 2019	We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Financial instruments - recognition and measurements

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

Revenue recognition

This authoritative guidance replaces all general and most industry specific revenue recognition guidance (excluding insurance) currently prescribed by U.S. GAAP. The core principle is that an entity recognizes revenue to reflect the transfer of a promised good or service to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for that good or service. This guidance also provides clarification on when an entity is a principal or an agent in a transaction. The guidance may be applied using one of the following two methods: (1) retrospectively to each prior reporting period presented, or (2) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application.

	January 1, 2018	We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Employee share-based payment accounting

This authoritative guidance changes certain aspects of accounting for and reporting share-based payments to employees including changes related to the income tax effects of share-based payments, tax withholding requirements and accounting for forfeitures. Various transition methods will apply depending on the situation being addressed.

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

March 31, 2016

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

	January 1, 2016	The guidance was adopted retrospectively and did not have a material impact on our consolidated financial statements. See Note 10, Fair Value Measurements, for further details.

Simplifying the presentation of debt issuance costs

This authoritative guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.

	January 1, 2016	The guidance was adopted retrospectively and did not have a material impact on our consolidated financial statements. See Note 5, Long-Term Debt, for further details.

Consolidations

This authoritative guidance makes changes to both the variable interest and voting interest consolidation models and eliminates the investment company deferral for portions of the variable interest model. The amendments in the standard impact the consolidation analysis for interests in investment companies and limited partnerships and similar entities.

	January 1, 2016	The guidance was adopted using the modified retrospective approach. See Note 2, Variable Interest Entities, for further details.

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

Fair value of financial assets and liabilities of a consolidated collateralized financing entity

This authoritative guidance provides a measurement alternative for a reporting entity to measure both the financial assets and financial liabilities of consolidated collateralized financing entities (“CCFEs”) using the more observable of the fair value of the financial assets or of the financial liabilities for both the financial assets and financial liabilities.

January 1, 2015

This guidance was adopted using a modified retrospective approach and did not have a material impact on our consolidated financial statements. See Note 10, Fair Value Measurements, for further details.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

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

As of March 31, 2016 and December 31, 2015, the separate account assets included a separate account valued at $125.6 million and $158.2 million, respectively, which primarily included shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability to eligible participants of the qualified plan. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

2.  Variable Interest Entities

We have relationships with various types of entities which may be VIEs. Certain VIEs are consolidated in our financial results. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Consolidation” for further details of our consolidation accounting policies. We did not provide financial or other support to investees designated as VIEs for the periods ended March 31, 2016 and December 31, 2015.

Adoption of New Consolidation Guidance

Both the variable interest and voting interest consolidation models were changed under authoritative guidance effective January 1, 2016. The guidance eliminated the investment company deferral for portions of the variable interest model. Prior to January 1, 2016, the primary beneficiary of an investment company VIE was the enterprise who absorbed the majority of the entity’s expected losses, received a majority of the expected residual returns or both. The new guidance requires all VIEs to be assessed under one method to determine the primary beneficiary.

The determination of whether interests in limited partnerships and similar entities are VIEs or VOEs has also changed under the pronouncement, by requiring evaluation of the equity holders’ rights to determine if they have the power to direct the entity’s most significant activities through substantive kick-out rights or participating rights. Limited partnerships and similar entities without these rights are VIEs.

We adopted the guidance using the modified retrospective approach effective January 1, 2016. Under the modified retrospective approach, the cumulative effect of initially applying the new guidance is recognized as of the date of initial application, and comparative periods are not restated. The changes resulting from the adoption were:

•                  The adoption resulted in the deconsolidation of $8.6 billion of both assets and liabilities of certain mandatory privatized social security funds in which we provide asset management services. Prior to January 1, 2016, the funds were consolidated as VOEs and the funds were presented in separate account assets and liabilities in the statement of financial position. The deconsolidation did not have a material impact to our consolidated statements of operations and did not result in a cumulative effect of the change on retained earnings.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

•                  The adoption of the guidance resulted in consolidation of certain sponsored investment funds in which we provide asset management services. We consolidated $180.1 million of assets and $0.6 million of liabilities. Additionally, we recorded $179.5 million of redeemable noncontrolling interest related to these funds. The consolidation of these funds did not have a material impact to our consolidated statements of operations and did not result in a cumulative effect of the change on retained earnings.

•                  We invest in partnerships and other funds. Prior to new accounting guidance certain of these investments were VOEs. Upon adoption of new accounting guidance, some of these investments are now considered VIEs. We are not the primary beneficiary of these VIEs.

•                  We provide asset management and other services to certain investment structures for which we earn performance-based management fees. These structures were considered VIEs prior to new accounting guidance, and we had a variable interest. We were not the primary beneficiary of these entities as we did not have the obligation to absorb losses or the right to receive benefits of the entities that could be potentially significant to the VIE. Subsequent to new accounting guidance, we no longer consider our fees a variable interest for those investment structures where our fees are deemed to be commensurate with the services provided, consistent with fees for similar services negotiated at arms-length, and we do not have additional interests in the entity that would absorb a significant amount of the entity’s expected losses and expected residual returns of the entity.

Consolidated Variable Interest Entities

Grantor Trusts

We contributed undated subordinated floating rate notes to three grantor trusts. The trusts separated their cash flows by issuing an interest-only certificate and a residual certificate related to each note contributed. Each interest-only certificate entitles the holder to interest on the stated note for a specified term, while the residual certificate entitles the holder to interest payments subsequent to the term of the interest-only certificate and to all principal payments. We retained the interest-only certificates and the residual certificates were subsequently sold to third parties. We have determined these grantor trusts are VIEs due to insufficient equity to sustain them. We determined we are the primary beneficiary as a result of our contribution of securities into the trusts and our significant continuing interest in the trusts.

Collateralized Private Investment Vehicles

We invest in cash and synthetic collateralized debt obligations, collateralized bond obligations, collateralized loan obligations and other collateralized structures, which are VIEs due to insufficient equity to sustain the entities (collectively known as “collateralized private investment vehicles”). The performance of the notes of these synthetic structures is primarily linked to a synthetic portfolio by derivatives; each note has a specific loss attachment and detachment point. The notes and related derivatives are collateralized by a pool of permitted investments. The investments are held by a trustee and can only be liquidated to settle obligations of the trusts. These obligations primarily include derivatives and the notes due at maturity or termination of the trusts. We determined we are the primary beneficiary for one of these synthetic entities because we act as the investment manager of the underlying portfolio and we have the power to make decisions and to receive benefits and the obligation to absorb losses that could be potentially significant to the VIE.

Commercial Mortgage-Backed Securities

We sold commercial mortgage loans to a real estate mortgage investment conduit trust. The trust issued various commercial mortgage-backed securities (“CMBS”) certificates using the cash flows of the underlying commercial mortgages it purchased. This is considered a VIE due to insufficient equity to sustain itself. We have determined we are the primary beneficiary as we retained the special servicing role for the assets within the trust as well as the ownership of the bond class that controls the unilateral kick-out rights of the special servicer.

Mandatory Retirement Savings Funds

We hold an equity interest in Chilean mandatory privatized social security funds in which we provide asset management services. We determined that the mandatory privatized social security funds, which also include contributions for voluntary pension savings, voluntary non-pension savings and compensation savings accounts, are VIEs. This is because the equity holders as a group lack the power, due to voting rights or similar rights, to direct the activities of the entity that

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

most significantly impact the entity’s economic performance and also because equity investors are protected from below-average market investment returns relative to the industry’s return, due to a regulatory guarantee that we provide. Further we concluded that we are the primary beneficiary through our power to make decisions and our significant variable interest in the funds. The purpose of the funds, which reside in legally segregated entities, is to provide long-term retirement savings. The obligation to the customer is directly related to the assets held in the funds and, as such, we present the assets as separate account assets and the obligation as separate account liabilities within our consolidated statements of financial position.

Principal International Hong Kong offers retirement pension schemes in which we provide trustee, administration and asset management services to employers and employees under the Hong Kong Mandatory Provident Fund (“MPF”) and Occupational Retirement Schemes Ordinance (“ORSO”) pension schemes. Each pension scheme has various guaranteed and non-guaranteed constituent funds, or investment options, in which customers can invest their money. The guaranteed funds provide either a guaranteed rate of return to the customer or a minimum guarantee on withdrawals under certain qualifying events. We have determined the guaranteed funds are VIEs due to the fact the equity holders, as a group, lack the obligation to absorb expected losses due to the guarantee we provide. We concluded that we are the primary beneficiary because we have the power to make decisions and to receive benefits and the obligation to absorb losses that could be potentially significant to the VIE. Therefore, we consolidate the underlying assets and liabilities of the funds and present as separate accounts or within the general account, depending on the terms of the guarantee.

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

Sponsored Investment Funds

We sponsor and invest in certain investment funds for which we provide asset management services. Although our asset management fee is commensurate with the services provided and consistent with fees for similar services negotiated at arms-length, we have a variable interest for funds where our other interests are more than insignificant. The funds are VIEs as the equity holders lack power through voting rights to direct the activities of the entity that most significantly impact its economic performance. We determined we are the primary beneficiary of the VIEs where our interest in the entity is more than insignificant and we are the asset manager.

Assets and Liabilities of Consolidated Variable Interest Entities

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse are as follows:

	March 31, 2016		December 31, 2015
	Total	Total	Total	Total
	assets	liabilities	assets	liabilities
	(in millions)
Grantor trusts (1)	$232.3	$214.9	$257.9	$231.8
Collateralized private investment vehicles (2)	100.4	84.5	100.4	85.9
CMBS	16.7	—	18.4	—
Mandatory retirement savings funds (3)	36,023.4	35,696.0	33,941.3	33,639.3
Real estate (4)	406.9	66.9	384.2	71.3
Sponsored investment funds (5)	271.7	2.2	—	—
Total	$37,051.4	$36,064.5	$34,702.2	$34,028.3

(1)         The assets of grantor trusts are primarily fixed maturities, available-for-sale. The liabilities are primarily other liabilities that reflect an embedded derivative of the forecasted transaction to deliver the underlying securities.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

(2)         The assets of the collateralized private investment vehicles are primarily fixed maturities, trading. The liabilities include derivative liabilities and an obligation to redeem notes at maturity or termination of the trusts, which are reported in other liabilities.

(3)         The assets of the mandatory retirement savings funds include separate account assets and equity securities, trading. The liabilities include separate account liabilities and contractholder funds.

(4)         The assets of the real estate VIEs primarily include real estate, other investments and cash. Liabilities primarily include long-term debt and other liabilities.

(5)         The assets of sponsored investment funds are primarily fixed maturities and equity securities reported in other investments and cash. The consolidated statements of financial position included a $195.6 million redeemable noncontrolling interest for sponsored investment funds as of March 31, 2016.

Unconsolidated Variable Interest Entities

Invested Securities

We hold a variable interest in a number of VIEs where we are not the primary beneficiary. Our investments in these VIEs are reported in fixed maturities, available-for-sale; fixed maturities, trading; equity securities, trading and other investments in the consolidated statements of financial position and are described below.

Unconsolidated VIEs include certain CMBS, residential mortgage-backed pass-through securities (“RMBS”) and other asset-backed securities (“ABS”). All of these entities were deemed VIEs because the equity within these entities is insufficient to sustain them. We determined we are not the primary beneficiary in the entities within these categories of investments. This determination was based primarily on the fact we do not own the class of security that controls the unilateral right to replace the special servicer or equivalent function.

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

We have invested in partnerships and other funds, which are classified as VIEs. The entities are VIEs as equity holders lack the power to control the most significant activities of the entities because the equity holders do not have either the ability by a simple majority to exercise substantive kick-out rights or substantive participating rights. We have determined we are not the primary beneficiary because we do not have the power to direct the most significant activities of the entities.

We hold an equity interest in Mexican mandatory privatized social security funds in which we provide asset management services. Our equity interest in the funds is considered a variable interest. We concluded the funds are VIEs because the equity holders as a group lack decision-making ability through their voting rights. We are not the primary beneficiary of the VIEs because although we, as the asset manager, have the power to direct the activities of the VIEs, we do not have a potentially significant variable interest in the funds.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to
	Asset carrying value	loss (1)
	(in millions)
March 31, 2016
Fixed maturities, available-for-sale:
Corporate	$472.6	$364.1
Residential mortgage-backed pass-through securities	2,627.6	2,516.4
Commercial mortgage-backed securities	4,179.6	4,194.2
Collateralized debt obligations	752.0	783.5
Other debt obligations	4,624.1	4,592.7
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	24.2	24.2
Commercial mortgage-backed securities	2.2	2.2
Collateralized debt obligations	35.4	35.4
Equity securities, trading	81.4	81.4
Other investments:
Other limited partnership and fund interests	639.5	1,123.4

December 31, 2015
Fixed maturities, available-for-sale:
Corporate	$453.4	$359.8
Residential mortgage-backed pass-through securities	2,627.5	2,549.4
Commercial mortgage-backed securities	3,919.8	3,932.5
Collateralized debt obligations	667.5	692.7
Other debt obligations	4,530.8	4,527.3
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	25.9	25.9
Commercial mortgage-backed securities	2.3	2.3
Collateralized debt obligations	35.1	35.1
Other investments:
Other limited partnership and fund interests	255.6	255.6

(1)         Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale. Our risk of loss is limited to our investment measured at fair value for our fixed maturities, trading and equity securities, trading. Our risk of loss is limited to our carrying value plus any unfunded commitments and/or guarantees for our other investments. Unfunded commitments are not liabilities on our consolidated statements of financial position because we are only required to fund additional equity when called upon to do so by the general partner or investment manager.

Money Market Funds

We are the investment manager for certain money market mutual funds. Prior to new accounting guidance effective January 1, 2016, these funds were deemed to be VIEs. Under the prior guidance we were not considered the primary beneficiary of these VIEs since our involvement is limited primarily to being a service provider, and our variable interest does not absorb the majority of the variability of the entities’ net assets.

Effective January 1, 2016, new accounting guidance provides a scope exception for money market funds registered under Rule 2a-7 of the Investment Company Act of 1940 or similar funds. The scope exception eliminates the requirement to assess money market mutual funds under any consolidation model.

As of both March 31, 2016 and December 31, 2015, these funds held $1.3 billion in total assets. We have no contractual obligation to contribute to the funds; however, we provided support to these money market mutual funds through the waiver of fees and expense reimbursements. The amount of fees waived and expenses reimbursed was insignificant.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

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

The amortized cost, gross unrealized gains and losses, other-than-temporary impairments in accumulated other comprehensive income (“AOCI”) and fair value of fixed maturities and equity securities available-for-sale were as follows:

					Other-than-
		Gross	Gross		temporary
	Amortized	unrealized	unrealized		impairments in
	cost	gains	losses	Fair value	AOCI (1)
	(in millions)
March 31, 2016
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,561.7	$60.8	$0.7	$1,621.8	$—
Non-U.S. governments	734.4	153.7	1.6	886.5	—
States and political subdivisions	4,811.4	340.7	2.8	5,149.3	—
Corporate	31,574.1	2,038.5	480.0	33,132.6	16.0
Residential mortgage-backed pass-through securities	2,516.4	113.1	1.9	2,627.6	—
Commercial mortgage-backed securities	4,194.2	64.5	79.1	4,179.6	80.5
Collateralized debt obligations	783.5	0.4	31.9	752.0	1.0
Other debt obligations	4,664.7	63.8	32.5	4,696.0	56.1
Total fixed maturities, available-for-sale	$50,840.4	$2,835.5	$630.5	$53,045.4	$153.6
Total equity securities, available-for-sale	$111.2	$7.6	$15.1	$103.7
December 31, 2015
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,488.4	$23.4	$8.3	$1,503.5	$—
Non-U.S. governments	669.8	128.5	5.0	793.3	—
States and political subdivisions	4,501.8	234.7	19.4	4,717.1	—
Corporate	30,245.5	1,532.9	638.2	31,140.2	5.9
Residential mortgage-backed pass-through securities	2,549.4	90.0	11.9	2,627.5	—
Commercial mortgage-backed securities	3,932.5	65.3	78.0	3,919.8	80.7
Collateralized debt obligations	692.7	1.4	26.6	667.5	1.3
Other debt obligations	4,594.2	39.2	35.8	4,597.6	58.2
Total fixed maturities, available-for-sale	$48,674.3	$2,115.4	$823.2	$49,966.5	$146.1
Total equity securities, available-for-sale	$111.2	$7.5	$14.2	$104.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

(1)         Excludes $118.1 million and $131.5 million as of March 31, 2016 and December 31, 2015, respectively, of net unrealized gains on impaired fixed maturities, available-for-sale related to changes in fair value subsequent to the impairment date, which are included in gross unrealized gains and gross unrealized losses.

The amortized cost and fair value of fixed maturities available-for-sale as of March 31, 2016, by expected maturity, were as follows:

	Amortized cost	Fair value
	(in millions)
Due in one year or less	$3,020.0	$3,043.2
Due after one year through five years	13,087.1	13,526.4
Due after five years through ten years	8,637.3	9,003.5
Due after ten years	13,937.2	15,217.1
Subtotal	38,681.6	40,790.2
Mortgage-backed and other asset-backed securities	12,158.8	12,255.2
Total	$50,840.4	$53,045.4

Actual maturities may differ because borrowers may have the right to call or prepay obligations. Our portfolio is diversified by industry, issuer and asset class. Credit concentrations are managed to established limits.

Net Realized Capital Gains and Losses

Net realized capital gains and losses on sales of investments are determined on the basis of specific identification. In general, in addition to realized capital gains and losses on investment sales and periodic settlements on derivatives not designated as hedges, we report gains and losses related to the following in net realized capital gains (losses): other-than-temporary impairments of securities and subsequent realized recoveries, mark-to-market adjustments on certain trading securities, mark-to-market adjustments on sponsored investment funds, fair value hedge and cash flow hedge ineffectiveness, mark-to-market adjustments on derivatives not designated as hedges, changes in the mortgage loan valuation allowance provision and impairments of real estate held for investment. Investment gains and losses on sales of certain real estate held for sale due to investment strategy and mark-to-market adjustments on certain securities carried at fair value with an investment objective to realize economic value through mark-to-market changes are reported as net investment income and are excluded from net realized capital gains (losses). The major components of net realized capital gains (losses) on investments were as follows:

	For the three months ended March 31,
	2016	2015
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$3.2	$9.8
Gross losses	(2.5)	(1.5)
Net impairment losses	(48.1)	(7.5)
Hedging, net	7.4	(10.6)
Fixed maturities, trading	8.9	0.7
Equity securities, trading	(22.9)	1.5
Mortgage loans	2.5	(2.4)
Derivatives	185.6	62.6
Other	2.5	13.6
Net realized capital gains	$136.6	$66.2

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $205.8 million and $556.3 million for the three months ended March 31, 2016 and 2015, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

Other-Than-Temporary Impairments

We have a process in place to identify fixed maturity and equity securities that could potentially have an impairment that is other than temporary. This process involves monitoring market events that could impact issuers’ credit ratings, business climate, management changes, litigation and government actions and other similar factors. This process also involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.

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

Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, were as follows:

	For the three months ended March 31,
	2016	2015
	(in millions)
Fixed maturities, available-for-sale	$(55.6)	$14.0
Equity securities, available-for-sale	—	—
Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities	(55.6)	14.0
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) OCI (1)	7.5	(21.5)
Net impairment losses on available-for-sale securities	$(48.1)	$(7.5)

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

March 31, 2016

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

	For the three months ended March 31,
	2016	2015
	(in millions)
Beginning balance	$(131.5)	$(144.4)
Credit losses for which an other-than-temporary impairment was not previously recognized	(26.5)	(0.8)
Credit losses for which an other-than-temporary impairment was previously recognized	(6.3)	(1.7)
Reduction for credit losses previously recognized on fixed maturities now sold or intended to be sold	5.1	6.2
Net reduction (increase) for positive changes in cash flows expected to be collected and amortization (1)	(1.0)	2.0
Foreign currency translation adjustment	(0.2)	0.1
Ending balance	$(160.4)	$(138.6)

(1)    Amounts are recognized in net investment income.

Gross Unrealized Losses for Fixed Maturities and Equity Securities

For fixed maturities and equity securities available-for-sale with unrealized losses, including other-than-temporary impairment losses reported in OCI, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2016
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$92.4	$0.6	$17.6	$0.1	$110.0	$0.7
Non-U.S. governments	17.0	—	10.9	1.6	27.9	1.6
States and political subdivisions	94.1	0.9	75.7	1.9	169.8	2.8
Corporate	3,610.6	149.3	1,688.2	330.7	5,298.8	480.0
Residential mortgage-backed pass-through securities	12.8	—	214.1	1.9	226.9	1.9
Commercial mortgage-backed securities	1,340.5	23.4	426.4	55.7	1,766.9	79.1
Collateralized debt obligations	493.7	6.3	197.7	25.6	691.4	31.9
Other debt obligations	1,398.6	12.9	445.9	19.6	1,844.5	32.5
Total fixed maturities, available-for-sale	$7,059.7	$193.4	$3,076.5	$437.1	$10,136.2	$630.5
Total equity securities, available-for-sale	$0.9	$0.9	$31.6	$14.2	$32.5	$15.1

Of the total amounts, Principal Life’s consolidated portfolio represented $9,708.3 million in available-for-sale fixed maturities with gross unrealized losses of $597.5 million. Of those fixed maturity securities in Principal Life’s consolidated portfolio with a gross unrealized loss position, 81% were investment grade (rated AAA through BBB-) with an average price of 94 (carrying value/amortized cost) as of March 31, 2016. Gross unrealized losses in our fixed maturities portfolio decreased during the three months ended March 31, 2016, primarily due to a decrease in interest rates, partially offset by widening of credit spreads.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 829 securities with a carrying value of $6,778.0 million and unrealized losses of $183.8 million reflecting an average price of 97 as of March 31, 2016. Of this portfolio, 84% was investment grade (rated AAA through BBB-) as of March 31, 2016, with associated unrealized losses of $116.3 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 500 securities with a carrying value of $2,930.3 million and unrealized losses of $413.7 million. The average rating of this portfolio was A- with an average price of 88 as of March 31, 2016. Of the $413.7 million in unrealized losses, the corporate sector accounts for $308.9 million in unrealized losses with an average price of 83 and an average credit rating of BBB. The remaining unrealized losses consist primarily of $55.8 million within the commercial mortgage-backed securities sector with an average price of 88 and an average credit rating of A. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be maturity, we did not consider these investments to be other-than-temporarily impaired as of March 31, 2016.

	December 31, 2015
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$590.4	$7.6	$40.5	$0.7	$630.9	$8.3
Non-U.S. governments	86.3	3.1	16.1	1.9	102.4	5.0
States and political subdivisions	692.0	19.0	6.5	0.4	698.5	19.4
Corporate	7,975.7	309.3	1,375.0	328.9	9,350.7	638.2
Residential mortgage-backed pass-
through securities	656.7	6.7	147.9	5.2	804.6	11.9
Commercial mortgage-backed
securities	1,480.8	27.3	299.5	50.7	1,780.3	78.0
Collateralized debt obligations	426.9	3.8	164.0	22.8	590.9	26.6
Other debt obligations	2,512.7	19.1	403.5	16.7	2,916.2	35.8
Total fixed maturities, available-for-sale	$14,421.5	$395.9	$2,453.0	$427.3	$16,874.5	$823.2
Total equity securities, available-for-sale	$0.8	$1.0	$32.7	$13.2	$33.5	$14.2

Of the total amounts, Principal Life’s consolidated portfolio represented $15,980.0 million in available-for-sale fixed maturities with gross unrealized losses of $777.0 million. Of those fixed maturity securities in Principal Life’s consolidated portfolio with a gross unrealized loss position, 87% were investment grade (rated AAA through BBB-) with an average price of 95 (carrying value/amortized cost) as of December 31, 2015. Gross unrealized losses in our fixed maturities portfolio increased during the year ended December 31, 2015, primarily due to an increase in interest rates and widening of credit spreads.

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 1,725 securities with a carrying value of $13,673.9 million and unrealized losses of $376.3 million reflecting an average price of 97 as of December 31, 2015. Of this portfolio, 90% was investment grade (rated AAA through BBB-) as of December 31, 2015, with associated unrealized losses of $298.1 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 404 securities with a carrying value of $2,306.1 million and unrealized losses of $400.7 million. The average rating of this portfolio was BBB+ with an average price of 85 as of December 31, 2015. Of the $400.7 million in unrealized losses, the corporate sector accounts for $304.2 million in unrealized losses with an average price of

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(Unaudited)

80 and an average credit rating of BBB-. The remaining unrealized losses consist primarily of $50.7 million within the commercial mortgage-backed securities sector with an average price of 86 and an average credit rating of BBB+. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be maturity, we did not consider these investments to be other-than-temporarily impaired as of December 31, 2015.

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

	March 31, 2016	December 31, 2015
	(in millions)
Net unrealized gains on fixed maturities, available-for-sale (1)	$2,296.1	$1,376.0
Noncredit component of impairment losses on fixed maturities, available-for-sale	(153.6)	(146.1)
Net unrealized losses on equity securities, available-for-sale	(7.5)	(6.7)
Adjustments for assumed changes in amortization patterns	(183.7)	(127.0)
Adjustments for assumed changes in policyholder liabilities	(601.7)	(309.7)
Net unrealized gains on derivative instruments	184.3	181.6
Net unrealized gains on equity method subsidiaries and noncontrolling interest adjustments	145.9	98.0
Provision for deferred income taxes	(562.4)	(350.2)
Net unrealized gains on available-for-sale securities and derivative instruments	$1,117.4	$715.9

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

	March 31, 2016	December 31, 2015
	(in millions)
Commercial mortgage loans	$11,267.7	$11,265.3
Residential mortgage loans	1,160.3	1,125.7
Total amortized cost	12,428.0	12,391.0

Valuation allowance	(49.3)	(51.6)
Total carrying value	$12,378.7	$12,339.4

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. We purchased $55.8 million and $63.5 million of residential mortgage loans during the three months ended March 31, 2016 and 2015, respectively. We sold $17.5 million and $21.4 million of residential mortgage loans during the three months ended March 31, 2016 and 2015, respectively. We purchased $93.4 million and $107.0 million of commercial mortgage loans during the three months ended March 31, 2016 and 2015, respectively. We sold $0.0 million and $1.0 million of commercial mortgage loans during the three months ended March 31, 2016 and 2015, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(Unaudited)

Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on stabilized properties. Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	March 31, 2016		December 31, 2015
	Amortized	Percent	Amortized	Percent
	cost	of total	cost	of total
	($ in millions)
Geographic distribution
New England	$506.3	4.5%	$509.4	4.5%
Middle Atlantic	2,991.8	26.6	3,075.6	27.3
East North Central	514.6	4.6	451.8	4.0
West North Central	252.2	2.2	264.3	2.3
South Atlantic	2,150.9	19.1	2,072.7	18.4
East South Central	228.1	2.0	215.1	1.9
West South Central	1,111.5	9.9	1,120.6	9.9
Mountain	883.7	7.8	898.8	8.0
Pacific	2,583.3	22.9	2,614.1	23.2
International	45.3	0.4	42.9	0.5
Total	$11,267.7	100.0%	$11,265.3	100.0%

Property type distribution
Office	$4,152.2	36.9%	$4,010.0	35.6%
Retail	2,470.7	21.9	2,521.6	22.4
Industrial	1,759.4	15.6	1,840.9	16.3
Apartments	2,489.6	22.1	2,474.2	22.0
Hotel	282.4	2.5	320.5	2.7
Mixed use/other	113.4	1.0	98.1	1.0
Total	$11,267.7	100.0%	$11,265.3	100.0%

Our residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $207.3 million and $218.8 million and first lien mortgages with an amortized cost of $953.0 million and $906.9 million as of March 31, 2016 and December 31, 2015, respectively. Our residential home equity mortgages are concentrated in the United States and are generally second lien mortgages comprised of closed-end loans and lines of credit. Our first lien loans are concentrated in Chile and the United States.

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
March 31, 2016
(Unaudited)

The amortized cost of our commercial mortgage loan portfolio by credit risk, as determined by our internal rating system expressed in terms of an S&P bond equivalent rating, was as follows:

	March 31, 2016
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$9,756.1	$217.6	$9,973.7
BBB+ thru BBB-	965.0	115.3	1,080.3
BB+ thru BB-	187.8	0.1	187.9
B+ and below	25.2	0.6	25.8
Total	$10,934.1	$333.6	$11,267.7

	December 31, 2015
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$9,844.2	$224.0	$10,068.2
BBB+ thru BBB-	892.4	119.5	1,011.9
BB+ thru BB-	159.6	0.1	159.7
B+ and below	24.8	0.7	25.5
Total	$10,921.0	$344.3	$11,265.3

Residential Credit Risk Profile Based on Performance Status

Our residential mortgage loan portfolio is monitored based on performance of the loans. Monitoring on a residential mortgage loan increases when the loan is delinquent or earlier if there is an indication of potential impairment. We define non-performing residential mortgage loans as loans 90 days or greater delinquent or on non-accrual status.

The amortized cost of our performing and non-performing residential mortgage loans was as follows:

	March 31, 2016
	Home equity	First liens	Total
	(in millions)
Performing	$197.1	$939.5	$1,136.6
Nonperforming	10.2	13.5	23.7
Total	$207.3	$953.0	$1,160.3

	December 31, 2015
	Home equity	First liens	Total
	(in millions)
Performing	$208.0	$895.6	$1,103.6
Nonperforming	10.8	11.3	22.1
Total	$218.8	$906.9	$1,125.7

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(Unaudited)

The amortized cost of mortgage loans on non-accrual status was as follows:

	March 31, 2016	December 31, 2015
	(in millions)
Residential:
Home equity	$10.2	$10.8
First liens	7.3	7.9
Total	$17.5	$18.7

The aging of our mortgage loans, based on amortized cost, was as follows:

	March 31, 2016
							Recorded
							investment
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total loans	accruing
				(in millions)
Commercial-brick and mortar	$—	$—	$—	$—	$10,934.1	$10,934.1	$—
Commercial-CTL	—	—	—	—	333.6	333.6	—
Residential-home equity	1.8	0.5	0.9	3.2	204.1	207.3	—
Residential-first liens	21.4	10.3	12.4	44.1	908.9	953.0	6.2
Total	$23.2	$10.8	$13.3	$47.3	$12,380.7	$12,428.0	$6.2

	December 31, 2015
							Recorded
							investment
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total loans	accruing
	(in millions)
Commercial-brick and mortar	$—	$—	$—	$—	$10,921.0	$10,921.0	$—
Commercial-CTL	—	—	—	—	344.3	344.3	—
Residential-home equity	2.0	1.0	0.6	3.6	215.2	218.8	—
Residential-first liens	20.5	5.5	10.0	36.0	870.9	906.9	3.4
Total	$22.5	$6.5	$10.6	$39.6	$12,351.4	$12,391.0	$3.4

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
March 31, 2016
(Unaudited)

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

A rollforward of our valuation allowance and ending balances of the allowance and loan balance by basis of impairment method was as follows:

	Commercial	Residential	Total
	(in millions)
For the three months ended March 31, 2016
Beginning balance	$27.5	$24.1	$51.6
Provision	(0.4)	(1.9)	(2.3)
Charge-offs	—	(0.8)	(0.8)
Recoveries	—	0.8	0.8
Ending balance	$27.1	$22.2	$49.3
Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$—	$7.2	$7.2
Collectively evaluated for impairment	27.1	15.0	42.1
Allowance ending balance	$27.1	$22.2	$49.3
Loan balance by basis of impairment method:
Individually evaluated for impairment	$—	$21.6	$21.6
Collectively evaluated for impairment	11,267.7	1,138.7	12,406.4
Loan ending balance	$11,267.7	$1,160.3	$12,428.0

For the three months ended March 31, 2015
Beginning balance	$26.9	$29.6	$56.5
Provision	0.9	1.9	2.8
Charge-offs	—	(3.0)	(3.0)
Recoveries	—	0.6	0.6
Ending balance	$27.8	$29.1	$56.9
Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$2.4	$8.7	$11.1
Collectively evaluated for impairment	25.4	20.4	45.8
Allowance ending balance	$27.8	$29.1	$56.9
Loan balance by basis of impairment method:
Individually evaluated for impairment	$4.4	$26.0	$30.4
Collectively evaluated for impairment	10,816.4	1,109.6	11,926.0
Loan ending balance	$10,820.8	$1,135.6	$11,956.4

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
March 31, 2016
(Unaudited)

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

	March 31, 2016
		Unpaid
	Recorded	principal	Related
	investment	balance	allowance
		(in millions)
With no related allowance recorded:
Residential-first liens	$3.1	$3.2	$—
With an allowance recorded:
Residential-home equity	13.0	14.1	6.8
Residential-first liens	5.5	5.4	0.4
Total:
Residential	$21.6	$22.7	$7.2

	December 31, 2015
		Unpaid
	Recorded	principal	Related
	investment	balance	allowance
		(in millions)
With no related allowance recorded:
Residential-first liens	$3.6	$3.6	$—
With an allowance recorded:
Residential-home equity	13.7	14.8	7.0
Residential-first liens	5.9	5.8	0.5
Total:
Residential	$23.2	$24.2	$7.5

	Average
	recorded	Interest income
	investment	recognized
	(in millions)
For the three months ended March 31, 2016
With no related allowance recorded:
Residential-first liens	$3.4	$—
With an allowance recorded:
Residential-home equity	13.4	0.1
Residential-first liens	5.7	—
Total:
Residential	$22.5	$0.1

For the three months ended March 31, 2015
With no related allowance recorded:
Commercial-brick and mortar	$4.9	$—
Residential-first liens	3.4	—
With an allowance recorded:
Commercial-brick and mortar	4.4	0.1
Residential-home equity	16.2	0.1
Residential-first liens	7.0	—
Total:
Commercial	$9.3	$0.1
Residential	$26.6	$0.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(Unaudited)

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

The following table includes information about outstanding loans that were modified and met the criteria of a TDR during the periods indicated. In addition, the table includes information for loans that were modified and met the criteria of a TDR within the past twelve months that were in payment default during the periods indicated:

	For the three months ended March 31, 2016
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Residential-home equity	2	$0.2	—	$—
Total	2	$0.2	—	$—

	For the three months ended March 31, 2015
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Residential-home equity	8	$0.5	1	$—
Total	8	$0.5	1	$—

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

Securities Posted as Collateral

We posted $1,461.5 million in fixed maturities, available-for-sale securities as of March 31, 2016, to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant (“FCM”) agreements, a lending arrangement and our obligation under funding agreements with Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, we posted $2,666.2 million in commercial mortgage loans and home equity mortgages as of March 31, 2016, to satisfy collateral requirements associated with our obligation under funding agreements with FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as fixed maturities, available-for-sale and mortgage loans, respectively, on our consolidated statements of financial position. Of the securities posted as collateral, $224.3 million can be sold or repledged by the secured party.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(Unaudited)

Balance Sheet Offsetting

Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	assets (1)	instruments (2)	received	Net amount
	(in millions)
March 31, 2016
Derivative assets	$1,059.4	$(640.1)	$(404.3)	$15.0
Reverse repurchase agreements	50.1	—	(50.1)	—
Total	$1,109.5	$(640.1)	$(454.4)	$15.0
December 31, 2015
Derivative assets	$665.4	$(409.7)	$(233.6)	$22.1
Reverse repurchase agreements	79.7	—	(79.7)	—
Total	$745.1	$(409.7)	$(313.3)	$22.1

(1)         The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents on the consolidated statements of financial position. The above excludes $4.4 million and $1.2 million of derivative assets as of March 31, 2016 and December 31, 2015, that are not subject to master netting agreements or similar agreements. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.

(2)         Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	liabilities (1)	instruments (2)	pledged	Net amount
	(in millions)
March 31, 2016
Derivative liabilities	$882.7	$(640.1)	$(167.4)	$75.2
December 31, 2015
Derivative liabilities	$758.6	$(409.7)	$(253.9)	$95.0

(1)         The gross amount of recognized derivative liabilities are reported with other liabilities on the consolidated statements of financial position. The above excludes $434.3 million and $421.5 million of derivative liabilities as of March 31, 2016 and December 31, 2015, respectively, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amounts of derivative liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(Unaudited)

Repurchase and reverse repurchase agreements include provisions to setoff other repurchase and reverse repurchase balances with the same counterparty. Repurchase and reverse repurchase agreements also include collateral provisions with the counterparties. For reverse repurchase agreements we require the counterparties to pledge collateral with a value greater than the amount of cash transferred. We have the right but do not sell or repledge collateral received in reverse repurchase agreements. Repurchase agreements are structured as secured borrowings for all counterparties. We pledge fixed maturities available-for-sale, which the counterparties have the right to sell or repledge. Interest incurred on repurchase agreements is reported as part of operating expense on the consolidated statements of operations. Net proceeds related to repurchase agreements are reported as a component of financing activities on the consolidated statements of cash flows. We did not have any outstanding repurchase agreements as of March 31, 2016 and December 31, 2015.

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
March 31, 2016
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

Currency forwards are contracts in which we agree with other parties to deliver or receive a specified amount of an identified currency at a specified future date. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date. We use currency forwards to reduce market risks from changes in currency exchange rates with respect to investments or liabilities denominated in foreign currencies that we either hold or intend to acquire or sell. We sometimes use currency forwards to hedge the currency risk associated with a business combination or to hedge certain net equity investments in or expected cash flows from our foreign operations.

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
March 31, 2016
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

We posted $258.5 million and $342.7 million in cash and securities under collateral arrangements as of March 31, 2016 and December 31, 2015, respectively, to satisfy collateral requirements associated with our derivative credit support agreements and FCM agreements. These amounts include initial margin requirements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of March 31, 2016 and December 31, 2015, was $574.3 million and $606.5 million, respectively. Cleared derivatives have contingent features that require us to

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(Unaudited)

post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral triggers, we posted collateral and initial margin of $258.5 million and $342.7 million as of March 31, 2016 and December 31, 2015, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2016, we would be required to post an additional $76.7 million of collateral to our counterparties.

As of March 31, 2016 and December 31, 2015, we had received $384.1 million and $217.5 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

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

	March 31, 2016	December 31, 2015
	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$23,273.0	$21,704.2
Interest rate options	4,900.0	4,900.0
Swaptions	177.0	259.0
Interest rate futures	338.0	162.0
Foreign exchange contracts:
Currency swaps	1,754.1	1,751.0
Currency forwards	1,122.5	1,040.6
Equity contracts:
Equity options	3,708.1	3,604.8
Equity futures	549.6	514.2
Credit contracts:
Credit default swaps	1,074.1	1,084.5
Total return swaps	90.0	90.0
Futures	12.1	13.1
Other contracts:
Embedded derivatives	10,036.8	9,905.0
Total notional amounts at end of period	$47,035.3	$45,028.4

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$876.7	$505.5
Interest rate options	47.4	34.1
Foreign exchange contracts:
Currency swaps	112.2	105.6
Currency forwards	9.1	4.4
Equity contracts:
Equity options	62.7	39.9
Credit contracts:
Credit default swaps	12.0	13.4
Total return swaps	3.4	0.5
Total gross credit exposure	1,123.5	703.4
Less: collateral received	409.4	234.2
Net credit exposure	$714.1	$469.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(Unaudited)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$17.4	$9.4	$139.1	$132.2
Foreign exchange contracts	93.9	94.1	121.4	164.2
Total derivatives designated as hedging instruments	$111.3	$103.5	$260.5	$296.4

Derivatives not designated as hedging instruments
Interest rate contracts	$848.8	$493.0	$446.6	$255.8
Foreign exchange contracts	25.5	16.4	54.1	68.1
Equity contracts	62.7	39.8	100.8	112.3
Credit contracts	15.5	13.9	28.8	39.7
Other contracts	—	—	426.2	407.8
Total derivatives not designated as hedging instruments	952.5	563.1	1,056.5	883.7

Total derivative instruments	$1,063.8	$666.6	$1,317.0	$1,180.1

(1)  The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.

(2)  The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivative liabilities with a fair value of $213.0 million and $177.4 million as of March 31, 2016 and December 31, 2015, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also have purchased credit protection with identical underlyings to certain of our sold protection transactions. The effect of this purchased protection would reduce our total maximum future payments by $0.0 million as of March 31, 2016 and $0.0 million as of December 31, 2015. These purchased credit derivative transactions had a net asset (liability) fair value of $0.0 million as of March 31, 2016 and $0.0 million as of December 31, 2015. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

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
March 31, 2016
(Unaudited)

The following tables show our credit default swap protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	March 31, 2016
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
	(in millions)
Single name credit default swaps
Corporate debt
AAA	$30.0	$0.7	$30.0	3.0
AA	74.0	1.0	74.0	2.0
A	175.0	1.9	175.0	1.9
BBB	320.0	(2.1)	320.0	2.7
BB	30.0	(3.8)	30.0	2.8
CC	10.0	(5.7)	10.0	3.7
Government/municipalities
AA	30.0	0.5	30.0	3.1
Sovereign
AA	10.0	0.1	10.0	3.5
BBB	40.0	(0.2)	40.0	3.5
Total single name credit default swaps	719.0	(7.6)	719.0	2.5

Basket and index credit default swaps
Corporate debt
Near default (1)	100.4	(11.3)	100.4	1.0
Government/municipalities
AA	30.0	(1.0)	30.0	1.5
Structured finance
AAA	11.5	—	11.5	0.3
Total basket and index credit default swaps	141.9	(12.3)	141.9	1.0
Total credit default swap protection sold	$860.9	$(19.9)	$860.9	2.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

	December 31, 2015
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

(1)         Includes $78.0 million as of both March 31, 2016 and December 31, 2015, notional of derivatives in consolidated collateralized private investment vehicle VIEs where the credit risk is borne by third party investors.

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

	March 31, 2016
			Weighted
			average
	Amortized	Carrying	expected life
	cost	value	(in years)
	(in millions)
Corporate debt
A	$24.9	$24.9	0.8
Total corporate debt	24.9	24.9	0.8

Structured finance
A	45.3	45.3	0.8
BBB	3.5	3.5	1.3
BB	2.3	2.3	1.6
CCC	4.7	4.7	1.8
Total structured finance	55.8	55.8	1.0
Total fixed maturities with credit derivatives	$80.7	$80.7	0.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

	December 31, 2015
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

				Amount of gain (loss)
	Amount of gain (loss)			recognized in net income on
	recognized in net income on			related hedged item for the
	derivatives for the three months			three months ended
Derivatives in fair value hedging	ended March 31, (1)		Hedged items in fair value	March 31, (1)
relationships	2016	2015	hedging relationships	2016	2015
	(in millions)			(in millions)
Interest rate contracts	$(7.9)	$(2.1)	Fixed maturities, available- for-sale	$7.9	$1.6
Interest rate contracts	2.9	2.5	Investment contracts	(2.8)	(2.4)
Foreign exchange contracts	—	3.8	Fixed maturities, available- for-sale	—	(3.8)
Total	$(5.0)	$4.2	Total	$5.1	$(4.6)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

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

	Amount of gain (loss) for the three
	months ended March 31,
Hedged item	2016	2015
	(in millions)
Fixed maturities, available-for-sale (1)	$(13.1)	$(20.1)
Investment contracts (2)	0.7	0.9

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

The maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 4.2 years. As of March 31, 2016, we had $42.5 million of net gains reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from AOCI into net income. We reclassified $0.0 million and $0.0 million from AOCI into net realized capital gains (losses) as a result of the determination that hedged cash flows were probable of not occurring during the three months ended March 31, 2016 and 2015, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(Unaudited)

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of operations and consolidated statements of financial position. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

		Amount of gain (loss)			Amount of gain (loss)
		recognized in AOCI on			reclassified from AOCI on
		derivatives (effective portion)		Location of gain (loss)	derivatives (effective portion)
Derivatives in cash		for the three months ended		reclassified from AOCI	for the three months ended
flow hedging		March 31,		into net income	March 31,
relationships	Related hedged item	2016	2015	(effective portion)	2016	2015
		(in millions)			(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$28.6	$16.7	Net investment income	$4.6	$3.8
Interest rate contracts	Investment contracts	1.1	0.9	Benefits, claims and settlement expenses	—	—
Interest rate contracts	Debt	—	—	Operating expense	(2.2)	(2.0)
Foreign exchange contracts	Fixed maturities, available-for-sale	(5.4)	40.2	Net realized capital gains	0.6	8.3
Foreign exchange contracts	Investment contracts	2.6	(3.8)	Benefits, claims and settlement expenses	—	—
Total		$26.9	$54.0	Total	$3.0	$10.1

The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in cash flow hedging relationships.

	Amount of gain (loss) for the three
	months ended March 31,
Hedged item	2016	2015
	(in millions)
Fixed maturities, available-for-sale (1)	$1.5	$1.5
Investment contracts (2)	(5.0)	(3.9)

(1)   Reported in net investment income on the consolidated statements of operations.

(2)   Reported in benefits, claims and settlement expenses on the consolidated statements of operations.

The ineffective portion of our cash flow hedges is reported in net realized capital gains (losses) on the consolidated statements of operations. The net gain resulting from the ineffective portion of foreign currency contracts in cash flow hedging relationships was $0.0 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.

We expect to reclassify net gains of $2.5 million from AOCI into net income in the next 12 months, which includes both net deferred gains on discontinued hedges and net losses on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

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
March 31, 2016
(Unaudited)

The following table shows the effect of derivatives not designated as hedging instruments, including fair value changes of embedded derivatives that have been bifurcated from the host contract, on the consolidated statements of operations.

	Amount of gain (loss) recognized in
	net income on derivatives for the three
	months ended March 31,
Derivatives not designated as hedging instruments	2016	2015
	(in millions)
Interest rate contracts	$187.7	$84.9
Foreign exchange contracts	27.6	(16.5)
Equity contracts	8.5	12.1
Credit contracts	18.8	4.6
Other contracts	(37.7)	(50.4)
Total	$204.9	$34.7

5.  Long-Term Debt

As part of the retrospective adoption of authoritative guidance effective January 1, 2016, debt issuance costs are presented as a direct deduction from the carrying amount of the debt liability. Previously, debt issuance costs were classified as other assets on the consolidated statements of financial position.

The components of long-term debt were as follows:

	March 31, 2016
		Net unamortized
		discount,
		premium and
		debt issuance	Carrying
	Principal	costs	amount
	(in millions)
1.85% notes payable, due 2017	$300.0	$(0.8)	$299.2
8.875% notes payable, due 2019	350.0	(1.1)	348.9
3.3% notes payable, due 2022	300.0	(2.4)	297.6
3.125% notes payable, due 2023	300.0	(1.9)	298.1
3.4% notes payable, due in 2025	400.0	(4.2)	395.8
6.05% notes payable, due 2036	600.0	(3.3)	596.7
4.625% notes payable, due 2042	300.0	(3.4)	296.6
4.35% notes payable, due 2043	300.0	(3.5)	296.5
4.7% notes payable due 2055	400.0	(5.1)	394.9
Non-recourse mortgages and notes payable	46.0	(1.2)	44.8
Total long-term debt	$3,296.0	$(26.9)	$3,269.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(Unaudited)

	December 31, 2015
		Net unamortized
		discount,
		premium and
		debt issuance	Carrying
	Principal	costs	amount
	(in millions)
1.85% notes payable, due 2017	$300.0	$(0.9)	$299.1
8.875% notes payable, due 2019	350.0	(1.2)	348.8
3.3% notes payable, due 2022	300.0	(2.5)	297.5
3.125% notes payable, due 2023	300.0	(2.0)	298.0
3.4% notes payable, due in 2025	400.0	(4.3)	395.7
6.05% notes payable, due 2036	600.0	(3.3)	596.7
4.625% notes payable, due 2042	300.0	(3.5)	296.5
4.35% notes payable, due 2043	300.0	(3.5)	296.5
4.7% notes payable due 2055	400.0	(5.0)	395.0
Non-recourse mortgages and notes payable	42.8	(1.4)	41.4
Total long-term debt	$3,292.8	$(27.6)	$3,265.2

Net discount, premium and issuance costs associated with issuing these notes are amortized to expense over the respective terms using the interest method.

6. Income Taxes

The effective income tax rate for the three months ended March 31, 2016, was lower than the U.S. corporate income tax rate of 35% (“U.S. statutory rate”) primarily due to income tax deductions allowed for corporate dividends received, a tax benefit related to the merger of two of our Brazilian legal entities, the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income and tax credits.

The effective income tax rate for the three months ended March 31, 2015, was lower than the U.S. statutory rate primarily due to a change in deferred tax balances related to the merger of two of our Chilean legal entities and income tax deductions allowed for corporate dividends received, partially offset by the negative impact of a court ruling on some uncertain tax positions.

7. Employee and Agent Benefits

Components of Net Periodic Benefit Cost

			Other postretirement
	Pension benefits		benefits
	For the three months ended		For the three months ended
	March 31,		March 31,
	2016	2015	2016	2015
	(in millions)
Service cost	$16.2	$15.8	$0.6	$0.5
Interest cost	33.7	30.1	1.7	1.6
Expected return on plan assets	(38.7)	(40.2)	(8.1)	(8.5)
Amortization of prior service benefit	(0.6)	(0.5)	(5.1)	(4.6)
Recognized net actuarial (gain) loss	19.3	25.6	0.1	(0.2)
Net periodic benefit cost (income)	$29.9	$30.8	$(10.8)	$(11.2)

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. It is too early to determine, but we do not anticipate that we will be required to fund a minimum required contribution under ERISA. Regardless, it is possible that we may fund the qualified and nonqualified pension plans in 2016 for a combined total of up to $125.0 million. During the three months ended March 31, 2016, we contributed $24.8 million to these plans.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
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

In addition, regulatory bodies such as state insurance departments, the SEC, the Financial Industry Regulatory Authority, the Department of Labor (“DOL”) and other regulatory agencies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, ERISA and laws governing the activities of broker-dealers. We receive requests from regulators and other governmental authorities relating to industry issues and may receive additional requests, including subpoenas and interrogatories, in the future.

On December 30, 2015, Mary Ventura, William Littlejohn and Ryan Kadota filed a lawsuit in the United States District Court for the Southern District of Iowa against Principal Management Corporation (“PMC”). The lawsuit alleges PMC breached its fiduciary duty under Section 36(b) of the Investment Company Act by charging excessive fees on the LargeCap Growth I Fund, SmallCap Growth I Fund, SmallCap Fund, High Yield Fund, MidCap Fund and the MidCap Value III Fund. PMC is aggressively defending the lawsuit.

On March 18, 2014, McCaffree Financial Corp. Employee Retirement Program (“McCaffree”) filed a putative class action lawsuit in the United States District Court for the Southern District of Iowa against Principal Life. The complaint alleged, among other things, breach of duty of loyalty, breach of duty of prudence and prohibited transactions under ERISA. McCaffree seeks a nationwide class action on behalf of all participants and beneficiaries of defined contribution retirement plans that invested in any Principal Separate Account in the last six years. McCaffree seeks disgorgement of all fees it alleges Principal Life improperly retained in addition to other general claims for relief. Principal Life filed a motion to dismiss the case and on December 11, 2014, the court granted the motion. On January 8, 2016, the Eighth Circuit Court of Appeals affirmed the district court’s decision dismissing the complaint against Principal Life.

On August 29, 2013, American Chemicals & Equipment, Inc. 401(k) Retirement Plan (“ACE”) filed a lawsuit in the United States District Court for the Northern District of Alabama against PMC and Principal Global Investors, LLC (the “ACE Defendants”). The lawsuit alleges the ACE Defendants breached their fiduciary duty under Section 36(b) of the Investment Company Act by charging excessive fees on certain of the LifeTime series target date funds. On January 24, 2014, the court granted the motion filed by the ACE Defendants to transfer the case to the Southern District of Iowa. The ACE Defendants were granted summary judgment and the case was dismissed. ACE has appealed that grant of summary judgment and subsequent dismissal to the Eighth Circuit Court of Appeals. The ACE Defendants continue to aggressively defend the lawsuit.

In 2008, Principal Life received approximately $440.0 million in connection with the termination of certain structured transactions and the resulting prepayment of Principal Life’s investment in those transactions. The transactions involved Lehman Brothers Special Financing Inc. and Lehman Brothers Holdings Inc. (collectively, “Lehman”) in various capacities. Subsequent to Lehman’s 2008 bankruptcy filing, its bankruptcy estate initiated several lawsuits seeking to recover from numerous sources significant amounts to which it claims entitlement under various theories. We are one of a large group of defendants to this action, and believe that we have meritorious defenses to Lehman’s claims and intend to aggressively defend against them. The estate’s claim against Principal Life, including interest through November 2014 (which we also dispute), was approximately $550.0 million. The Defendants’ motion to dismiss directed at common issues is fully briefed and oral argument is scheduled for May 4, 2016.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(Unaudited)

While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe that any such matter will have a material adverse effect on our business or financial position. As of March 31, 2016, we had no estimated losses accrued related to the legal matters discussed above because we believe the loss from these matters is not probable and cannot be reasonably estimated.

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

The outcome of such matters is always uncertain, and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate as of March 31, 2016.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. The terms of these agreements range in duration and often are not explicitly defined. The maximum exposure under these agreements as of March 31, 2016, was approximately $204.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(Unaudited)

9. Stockholders’ Equity

Reconciliation of Outstanding Shares

	Series A	Series B	Common
	preferred stock	preferred stock	stock
	(in millions)
Outstanding shares as of January 1, 2015	3.0	10.0	293.9
Shares issued	—	—	2.0
Treasury stock acquired	—	—	(1.5)
Outstanding shares as of March 31, 2015	3.0	10.0	294.4

Outstanding shares as of January 1, 2016	—	—	291.4
Shares issued	—	—	1.9
Treasury stock acquired	—	—	(2.9)
Outstanding shares as of March 31, 2016	—	—	290.4

On June 30, 2015, we redeemed our 3.0 million shares of series A preferred stock for $300.0 million and our 10.0 million shares of series B preferred stock for $250.0 million. At redemption, we recognized $8.2 million excess redemption value over carrying value of the preferred shares redeemed as an adjustment to determine net income available to common stockholders.

In February 2014, our Board of Directors authorized a share repurchase program of up to $200.0 million of our outstanding common stock, which was completed in March 2015. In February 2015, our Board of Directors authorized a share repurchase program of up to $150.0 million of our outstanding common stock, which was completed in October 2015. In October 2015, our Board of Directors authorized a share repurchase program of up to $150.0 million of our outstanding common stock, which was completed in March 2016. In February 2016, our Board of Directors authorized a share repurchase program of up to $400.0 million of our outstanding common stock. Shares repurchased under these programs are accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders’ equity.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(Unaudited)

Other Comprehensive Income (Loss)

	For the three months ended March 31, 2016
	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized gains on available-for-sale securities during the period	$911.9	$(312.9)	$599.0
Reclassification adjustment for losses included in net income (1)	55.3	(19.4)	35.9
Adjustments for assumed changes in amortization patterns	(56.1)	19.6	(36.5)
Adjustments for assumed changes in policyholder liabilities	(293.1)	99.1	(194.0)
Net unrealized gains on available-for-sale securities	618.0	(213.6)	404.4

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	(7.5)	2.6	(4.9)
Adjustments for assumed changes in amortization patterns	0.8	(0.2)	0.6
Adjustments for assumed changes in policyholder liabilities	0.1	—	0.1
Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	(6.6)	2.4	(4.2)

Net unrealized gains on derivative instruments during the period	5.7	(2.0)	3.7
Reclassification adjustment for gains included in net income (3)	(3.0)	0.9	(2.1)
Adjustments for assumed changes in amortization patterns	(1.4)	0.5	(0.9)
Adjustments for assumed changes in policyholder liabilities	1.0	(0.4)	0.6
Net unrealized gains on derivative instruments	2.3	(1.0)	1.3

Foreign currency translation adjustment	138.9	(9.2)	129.7

Amortization of prior service cost and actuarial loss included in net periodic benefit cost (4)	13.7	(5.7)	8.0
Net unrecognized postretirement benefit obligation	13.7	(5.7)	8.0

Other comprehensive income	$766.3	$(227.1)	$539.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(Unaudited)

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

(3)  See Note 4, Derivative Financial Instruments – Cash Flow Hedges, for further details.

(4)  Pre-tax amortization of prior service cost and actuarial loss included in net periodic benefit cost, which is comprised of amortization of prior service cost (benefit) and recognized net actuarial (gain) loss, is reported in operating expenses on the consolidated statements of operations. See Note 7, Employee and Agent Benefits – Components of Net Periodic Benefit Cost, for further details.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(Unaudited)

Accumulated Other Comprehensive Income (Loss)

		Noncredit
	Net unrealized	component of	Net unrealized	Foreign	Unrecognized	Accumulated
	gains on	impairment losses	gains on	currency	postretirement	other
	available-for-sale	on fixed maturities	derivative	translation	benefit	comprehensive
	securities	available-for-sale	instruments	adjustment	obligation	income (loss)
	(in millions)
Balances as of January 1, 2015	$1,202.8	$(105.1)	$50.6	$(686.8)	$(411.1)	$50.4
Other comprehensive loss during the period, net of adjustments	66.0	—	34.5	(126.3)	—	(25.8)
Amounts reclassified from AOCI	(8.9)	13.5	(6.7)	—	12.0	9.9
Other comprehensive loss	57.1	13.5	27.8	(126.3)	12.0	(15.9)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(6.5)	—	(6.5)
Balances as of March 31, 2015	$1,259.9	$(91.6)	$78.4	$(819.6)	$(399.1)	$28.0

Balances as of January 1, 2016	$732.1	$(86.0)	$69.8	$(1,148.2)	$(450.2)	$(882.5)
Other comprehensive income during the period, net of adjustments	368.5	(4.2)	3.4	126.2	—	493.9
Amounts reclassified from AOCI	35.9	—	(2.1)	—	8.0	41.8
Other comprehensive income	404.4	(4.2)	1.3	126.2	8.0	535.7
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(9.3)	—	(9.3)
Balances as of March 31, 2016	$1,136.5	$(90.2)	$71.1	$(1,031.3)	$(442.2)	$(356.1)

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(Unaudited)

Following is a reconciliation of the changes in the redeemable noncontrolling interest (in millions):

Balance as of January 1, 2015	$58.0
Net income attributable to redeemable noncontrolling interest	2.9
Contributions from redeemable noncontrolling interest	10.1
Distributions to redeemable noncontrolling interest	(2.0)
Change in redemption value of redeemable noncontrolling interest	3.7
Foreign currency translation adjustment	(7.7)
Balance as of March 31, 2015	$65.0

Balance as of January 1, 2016	$85.7
Net loss attributable to redeemable noncontrolling interest	(0.2)
Redeemable noncontrolling interest of newly consolidated entities (1)	179.5
Contributions from redeemable noncontrolling interest	22.1
Distributions to redeemable noncontrolling interest	(17.1)
Purchase of subsidiary shares from redeemable noncontrolling interest	(8.1)
Change in redemption value of redeemable noncontrolling interest	(3.1)
Foreign currency translation adjustment	2.1
Balance as of March 31, 2016	$260.9

(1)         Effective January 1, 2016, certain sponsored investment funds were consolidated as a result of the implementation of new accounting guidance. See Note 2, Variable Interest Entities, for further details.

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

•                  Level 3 – Fair values are based on at least one significant unobservable input for the asset or liability. Our Level 3 assets and liabilities include certain assets and liabilities priced using broker quotes or other valuation methods that utilize at least one significant unobservable input. These primarily include fixed maturities, real estate and commercial mortgage loan investments of our separate accounts, complex derivatives and embedded derivatives.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(Unaudited)

Determination of Fair Value

The following discussion describes the valuation methodologies and inputs used for assets and liabilities measured at fair value on a recurring basis or disclosed at fair value. The techniques utilized in estimating the fair value of financial instruments are reliant on the assumptions used. Care should be exercised in deriving conclusions about our business, its value or financial position based on the fair value information of financial instruments presented below.

Fair value estimates are made based on available market information and judgments about the financial instrument at a specific point in time. Such estimates do not consider the tax impact of the realization of unrealized gains or losses. In addition, the disclosed fair value may not be realized in the immediate settlement of the financial instrument. We validate prices through an investment analyst review process, which includes validation through direct interaction with external sources, review of recent trade activity or use of internal models. In circumstances where broker quotes are used to value an instrument, we generally receive one non-binding quote. Broker quotes are validated through an investment analyst review process, which includes validation through direct interaction with external sources and use of internal models or other relevant information.  We did not make any significant changes to our valuation processes during 2016.

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

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized, which are reflected in Level 3 and can include fixed maturities across all asset classes. As of March 31, 2016, less than 1% of our Level 3 fixed maturities were valued using internal pricing models.

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
March 31, 2016
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(Unaudited)

These are reflected in Level 3. In addition, we have a limited number of total return swaps that are valued based on the observable quoted price of underlying equity indices. These are reflected in Level 2.

Other Investments

Other investments reported at fair value include invested assets of consolidated sponsored investment funds, unconsolidated sponsored investment funds, other investment funds reported at fair value or for which the fair value option was elected, commercial mortgage loans of consolidated VIEs for which the fair value option was elected and equity method real estate investments for which the fair value option was elected.

Invested assets of consolidated sponsored investment funds include equity securities, fixed maturities and other investments, for which fair values are determined as previously described, and are reflected in Level 1 and Level 2.

The fair value of unconsolidated sponsored investment funds and other investment funds is determined using the NAV of the fund. The NAV of the fund represents the price at which we feel we would be able to initiate a transaction. Investments for which the NAV represents a quoted price in an active market for identical assets are reflected in Level 1. Investments that do not have a quoted price in an active market are reflected in Level 2.

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

Cash Equivalents

Certain cash equivalents are reported at fair value on a recurring basis and include money market instruments and other short-term investments with maturities of three months or less. Fair values of these cash equivalents may be determined using public quotations, when available, which are reflected in Level 1. When public quotations are not available, because of the highly liquid nature of these assets, carrying amounts may be used to approximate fair values, which are reflected in Level 2.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(Unaudited)

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

Additionally, obligations of consolidated VIEs for which the fair value option was elected are included in other liabilities. The VIEs’ obligations are valued utilizing internal pricing models, which are reflected in Level 3.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2016
	Assets/	Amount
	(liabilities)	measured at	Fair value hierarchy level
	measured at	net asset
	fair value	value (5)	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,621.8	$—	$1,005.6	$616.2	$—
Non-U.S. governments	886.5	—	3.0	785.7	97.8
States and political subdivisions	5,149.3	—	—	5,149.3	—
Corporate	33,132.6	—	38.2	32,871.7	222.7
Residential mortgage-backed securities	2,627.6	—	—	2,627.6	—
Commercial mortgage-backed securities	4,179.6	—	—	4,177.2	2.4
Collateralized debt obligations	752.0	—	—	689.2	62.8
Other debt obligations	4,696.0	—	—	4,689.0	7.0
Total fixed maturities, available-for-sale	53,045.4	—	1,046.8	51,605.9	392.7
Fixed maturities, trading	687.5	—	203.4	348.3	135.8
Equity securities, available-for-sale	103.7	—	62.8	36.8	4.1
Equity securities, trading	1,262.0	—	440.6	821.4	—
Derivative assets (1)	1,063.8	—	—	1,004.7	59.1
Other investments (2)	741.9	90.1	393.1	222.8	35.9
Cash equivalents (3)	1,477.9	—	52.3	1,425.6	—
Sub-total excluding separate account assets	58,382.2	90.1	2,199.0	55,465.5	627.6

Separate account assets	132,325.9	—	73,642.3	51,589.1	7,094.5
Total assets	$190,708.1	$90.1	$75,841.3	$107,054.6	$7,722.1

Liabilities
Investment contracts (4)	$(213.0)	$—	$—	$—	$(213.0)
Derivative liabilities (1)	(890.8)	—	—	(854.7)	(36.1)
Other liabilities (4)	(286.3)	—	—	(213.2)	(73.1)
Total liabilities	$(1,390.1)	$—	$—	$(1,067.9)	$(322.2)

Net assets	$189,318.0	$90.1	$75,841.3	$105,986.7	$7,399.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

	December 31, 2015
	Assets/	Amount
	(liabilities)	measured at	Fair value hierarchy level
	measured at	net asset
	fair value	value (5)	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,503.5	$—	$931.0	$572.5	$—
Non-U.S. governments	793.3	—	3.0	711.2	79.1
States and political subdivisions	4,717.1	—	—	4,717.1	—
Corporate	31,140.2	—	38.2	30,878.1	223.9
Residential mortgage-backed securities	2,627.5	—	—	2,627.5	—
Commercial mortgage-backed securities	3,919.8	—	—	3,915.0	4.8
Collateralized debt obligations	667.5	—	—	604.0	63.5
Other debt obligations	4,597.6	—	—	4,590.1	7.5
Total fixed maturities, available-for-sale	49,966.5	—	972.2	48,615.5	378.8
Fixed maturities, trading	686.8	—	199.2	352.1	135.5
Equity securities, available-for-sale	104.5	—	62.2	38.2	4.1
Equity securities, trading	1,202.7	—	413.9	788.8	—
Derivative assets (1)	666.6	—	—	619.4	47.2
Other investments (2)	517.2	69.6	208.1	204.4	35.1
Cash equivalents (3)	1,603.2	—	26.5	1,576.7	—
Sub-total excluding separate account assets	54,747.5	69.6	1,882.1	52,195.1	600.7

Separate account assets	136,978.9	—	72,303.6	57,661.4	7,013.9
Total assets	$191,726.4	$69.6	$74,185.7	$109,856.5	$7,614.6

Liabilities
Investment contracts (4)	$(177.4)	$—	$—	$—	$(177.4)
Derivative liabilities (1)	(772.4)	—	—	(721.9)	(50.5)
Other liabilities (4)	(298.4)	—	—	(230.3)	(68.1)
Total liabilities	$(1,248.2)	$—	$—	$(952.2)	$(296.0)

Net assets	$190,478.2	$69.6	$74,185.7	$108,904.3	$7,318.6

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

(2)	Primarily includes sponsored investment funds, other investment funds, equity method investments reported at fair value and commercial mortgage loans of consolidated VIEs.
(3)	Includes money market instruments and short-term investments with a maturity date of three months or less when purchased.
(4)

Includes bifurcated embedded derivatives that are reported at fair value within the same line item in the consolidated statements of financial position in which the host contract is reported. Other liabilities also include obligations of consolidated VIEs reported at fair value.

(5)

Certain investments are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy. These consist of certain fund interests that are restricted until maturity with unfunded commitments totaling $37.5 million and $7.3 million as of March 31, 2016 and December 31, 2015, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows:

	For the three months ended March 31, 2016
		Total realized/unrealized						Changes in
	Beginning	gains (losses)		Net			Ending	unrealized
	asset/			purchases,			asset/	gains (losses)
	(liability)			sales,			(liability)	included in
	balance		Included in	issuances			balance	net income
	as of	Included in	other	and	Transfers	Transfers	as of	relating to
	December 31,	net income	comprehensive	settlements	into	out of	March 31,	positions still
	2015	(1)	income	(3)	Level 3	Level 3	2016	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$79.1	$(0.1)	$2.5	$16.3	$—	$—	$97.8	$(0.1)
Corporate	223.9	(0.1)	(2.6)	3.2	—	(1.7)	222.7	(0.1)
Commercial mortgage-backed securities	4.8	—	—	(0.1)	—	(2.3)	2.4	—
Collateralized debt obligations	63.5	—	(0.7)	—	—	—	62.8	—
Other debt obligations	7.5	—	(0.1)	(0.4)	—	—	7.0	—
Total fixed maturities, available-for-sale	378.8	(0.2)	(0.9)	19.0	—	(4.0)	392.7	(0.2)
Fixed maturities, trading	135.5	0.3	—	—	—	—	135.8	0.3
Equity securities, available-for-sale	4.1	—	—	—	—	—	4.1	—
Derivative assets	47.2	11.5	—	0.4	—	—	59.1	11.4
Other investments	35.1	0.6	—	0.2	—	—	35.9	0.5
Separate account assets (2)	7,013.9	152.9	(0.1)	(73.0)	0.8	—	7,094.5	147.6

Liabilities
Investment contracts	(177.4)	(38.3)	—	2.7	—	—	(213.0)	(38.9)
Derivative liabilities	(50.5)	13.6	0.5	0.3	—	—	(36.1)	13.6
Other liabilities	(68.1)	(5.0)	—	—	—	—	(73.1)	(5.0)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

	For the three months ended March 31, 2015
		Total realized/unrealized						Changes in
	Beginning	gains (losses)		Net			Ending	unrealized
	asset/			purchases,			asset/	gains (losses)
	(liability)			sales,			(liability)	included in
	balance	Included in	Included in	issuances			balance	net income
	as of	net	other	and	Transfers	Transfers	as of	relating to
	December 31,	income	comprehensive	settlements	into	out of	March 31,	positions still
	2014	(1)	income	(3)	Level 3	Level 3	2015	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$38.7	$—	$0.3	$1.6	$—	$—	$40.6	$—
Corporate	245.6	(0.1)	3.7	16.0	19.5	(47.7)	237.0	(0.1)
Collateralized debt obligations	64.2	0.1	(0.1)	(0.6)	—	—	63.6	—
Other debt obligations	63.7	—	0.5	5.5	—	(14.4)	55.3	—
Total fixed maturities, available-for-sale	412.2	—	4.4	22.5	19.5	(62.1)	396.5	(0.1)
Fixed maturities, trading	139.7	0.7	—	(0.2)	—	—	140.2	0.6
Equity securities, available-for-sale	4.1	—	—	—	—	—	4.1	—
Derivative assets	53.7	4.0	—	2.5	—	—	60.2	4.2
Other investments	127.2	3.8	—	(67.4)	—	(35.0)	28.6	3.8
Separate account assets (2)	5,891.4	215.7	—	(76.6)	0.1	—	6,030.6	198.5

Liabilities
Investment contracts	(176.4)	(51.0)	—	(1.3)	—	—	(228.7)	(52.1)
Derivative liabilities	(35.5)	(15.8)	0.3	0.2	—	—	(50.8)	(15.8)
Other liabilities	(66.3)	1.0	—	—	—	—	(65.3)	0.9

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

(3)	Gross purchases, sales, issuances and settlements were:

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

	For the three months ended March 31, 2016
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$16.7	$—	$—	$(0.4)	$16.3
Corporate	23.9	(9.3)	—	(11.4)	3.2
Commercial mortgage-backed securities	—	—	—	(0.1)	(0.1)
Other debt obligations	—	—	—	(0.4)	(0.4)
Total fixed maturities, available-for-sale	40.6	(9.3)	—	(12.3)	19.0
Derivative assets	—	0.4	—	—	0.4
Other investments	0.2	—	—	—	0.2
Separate account assets (4)	56.2	(60.7)	(92.8)	24.3	(73.0)

Liabilities
Investment contracts	—	—	1.1	1.6	2.7
Derivative liabilities	—	0.3	—	—	0.3

	For the three months ended March 31, 2015
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$1.9	$—	$—	$(0.3)	$1.6
Corporate	27.1	(3.6)	—	(7.5)	16.0
Collateralized debt obligations	—	—	—	(0.6)	(0.6)
Other debt obligations	10.1	—	—	(4.6)	5.5
Total fixed maturities, available-for-sale	39.1	(3.6)	—	(13.0)	22.5
Fixed maturities, trading	—	(0.2)	—	—	(0.2)
Derivative assets	2.5	—	—	—	2.5
Other investments	0.3	(67.7)	—	—	(67.4)
Separate account assets (4)	139.2	(164.7)	(49.3)	(1.8)	(76.6)

Liabilities
Investment contracts	—	—	(3.1)	1.8	(1.3)
Derivative liabilities	—	0.2	—	—	0.2

(4)         Issuances and settlements include amounts related to mortgage encumbrances associated with real estate in our separate accounts.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels were as follows:

	For the three months ended March 31, 2016
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$—	$—	$1.7
Commercial mortgage-backed securities	—	—	—	—	—	2.3
Total fixed maturities, available-for-sale	—	—	—	—	—	4.0
Separate account assets	26.2	—	4.5	0.8	—	—

	For the three months ended March 31, 2015
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$19.5	$—	$47.7
Other debt obligations	—	—	—	—	—	14.4
Total fixed maturities, available-for-sale	—	—	—	19.5	—	62.1
Other investments	—	—	—	—	—	35.0
Separate account assets	1.1	—	0.6	0.1	—	—

Transfers between fair value hierarchy levels are recognized at the beginning of the reporting period.

Separate account assets transferred between Level 1 and Level 2 during the three months ended March 31, 2016, primarily related to foreign equity securities. When these securities are valued at the local close price of the exchange where the assets traded, they are reflected in Level 1. When events materially affecting the value occur between the close of the local exchange and the New York Stock Exchange, we use adjusted prices determined by a third party pricing vendor to update the foreign market closing prices and the fair value is reflected in Level 2.

Assets transferred into Level 3 during the three months ended March 31, 2016 and 2015, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations.

Assets transferred out of Level 3 during the three months ended March 31, 2016 and 2015, included those for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information. In addition, for the three months ended March 31, 2015, assets transferred out of Level 3 included assets valued using the measurement alternative for CCFEs for which the corresponding liabilities have the more observable fair value and are reflected in Level 2.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

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

	March 31, 2016
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$8.8	Discounted cash flow	Discount rate (1)	1.7%	1.7%
			Illiquidity premium	50 basis points (“bps”)	50bps
			Comparability adjustment	(25)bps	(25)bps
Corporate	34.3	Discounted cash flow	Discount rate (1)	1.6%-7.5%	4.9%
			Illiquidity premium	0bps-60bps	30bps
Collateralized debt obligations	3.0	Discounted cash flow	Discount rate (1)	11.4%	11.4%
			Probability of default	100.0%	100.0%
			Potential loss severity	56.0%	56.0%
Other debt obligations	7.0	Discounted cash flow	Discount rate (1)	5.0%	5.0%
			Illiquidity premium	750bps	750bps
Fixed maturities, trading	10.5	Discounted cash flow	Discount rate (1)	1.3%-2.6%	2.5%
			Illiquidity premium	0bps-300bps	240bps
Other investments	35.9	Discounted cash flow - equity method real estate investments	Discount rate (1)	7.8%	7.8%
			Terminal capitalization rate	6.8%	6.8%
			Average market rent growth rate	3.2%	3.2%
		Discounted cash flow - equity method real estate investments - debt	Loan to value	52.1%	52.1%
			Credit spread rate	2.1%	2.1%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

	March 31, 2016
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Separate account assets	6,955.0	Discounted cash flow - mortgage loans	Discount rate (1)	1.2%-8.0%	3.6%
			Illiquidity premium	0bps-60bps	9bps
			Credit spread rate	72bps-744bps	243bps
		Discounted cash flow - real estate	Discount rate (1)	6.0%-17.2%	7.2%
			Terminal capitalization rate	4.3%-9.3%	6.2%
			Average market rent growth rate	1.9%-4.4%	3.0%
		Discounted cash flow - real estate debt	Loan to value	1.1%-71.9%	48.7%
			Credit spread rate	2.3%-4.1%	3.4%

Liabilities
Investment contracts	(213.0)	Discounted cash flow	Long duration interest rate	2.1% (2)
			Long-term equity market volatility	14.9%-44.0%
			Non-performance risk	0.6%-2.2%
			Utilization rate	See note (3)
			Lapse rate	0.5%-14.1%
			Mortality rate	See note (4)

December 31, 2015
Assets /
(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$8.9	Discounted cash flow	Discount rate (1)	2.2%	2.2%
			Illiquidity premium	50 bps	50bps
Corporate	43.2	Discounted cash flow	Discount rate (1)	0.0%-7.5%	5.1%
			Comparability adjustment	(4)bps-7bps	0bps
			Illiquidity premium	0bps-60bps	33bps

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

	December 31, 2015
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Collateralized debt obligations	3.1	Discounted cash flow	Discount rate (1)	28.0%	28.0%
			Probability of default	100.0%	100.0%
			Potential loss severity	67.0%	67.0%
Other debt obligations	7.5	Discounted cash flow	Discount rate (1)	5.0%	5.0%
			Illiquidity premium	750bps	750bps
Fixed maturities, trading	10.5	Discounted cash flow	Discount rate (1)	1.1%-2.7%	2.6%
			Illiquidity premium	0bps-300bps	240bps
Other investments	35.1	Discounted cash flow - equity method real estate investments	Discount rate (1)	7.8%	7.8%
			Terminal capitalization rate	6.8%	6.8%
			Average market rent growth rate	3.2%	3.2%
		Discounted cash flow - equity method real estate investments - debt	Loan to value	52.3%	52.3%
			Credit spread rate	2.3%	2.3%
Separate account assets	6,881.8	Discounted cash flow - mortgage loans	Discount rate (1)	1.4%-8.2%	3.9%
			Illiquidity premium	0bps-60bps	7bps
			Credit spread rate	81bps-750bps	241bps
		Discounted cash flow - real estate	Discount rate (1)	5.3%-16.4%	7.2%
			Terminal capitalization rate	4.3%-9.8%	6.2%
			Average market rent growth rate	2.0%-4.3%	3.0%
		Discounted cash flow - real estate debt	Loan to value	7.8%-63.1%	47.4%
			Credit spread rate	1.4%-4.6%	2.2%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

December 31, 2015
Assets /
(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
(in millions)
Liabilities
Investment contracts	(177.4)	Discounted cash flow	Long duration interest rate	2.5%-2.6% (2)
			Long-term equity market volatility	14.9%-44.4%
			Non-performance risk	0.4%-1.9%
			Utilization rate	See note (3)
			Lapse rate	0.5%-14.1%
			Mortality rate	See note (4)

(1)         Represents market comparable interest rate or an index adjusted rate used as the base rate in the discounted cash flow analysis prior to any credit spread, illiquidity or other adjustments, where applicable.

(2)         Represents the range of rate curves used in the valuation analysis that we have determined market participants would use when pricing the instrument. Derived from interpolation between various observable swap rates.

(3)         This input factor is the number of contractholders taking withdrawals as well as the amount and timing of the withdrawals and a range does not provide a meaningful presentation.

(4)         This input is based on an appropriate industry mortality table and a range does not provide a meaningful presentation.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. During the three months ended March 31, 2016, certain mortgage loans had been marked to fair value of $0.5 million. The net impact of impairments and improvements in estimated fair value of previously impaired loans resulted in a net loss of $0.1 million for the three months ended March 31, 2016, that was recorded in net realized capital gains (losses) as part of the mortgage loan valuation allowance. This includes the impact of certain loans no longer on our books. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve significant unobservable inputs.

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

The fair value and aggregate contractual principal amounts of commercial mortgage loans for which the fair value option has been elected were $16.6 million and $16.2 million as of March 31, 2016, and $18.3 million and $17.8 million as of December 31, 2015, respectively. The change in fair value of the loans resulted in a $0.2 million and $2.0 million pre-tax loss for the three months ended March 31, 2016 and 2015, respectively, none of which related to instrument-specific credit risk. None of these loans were more than 90 days past due or in nonaccrual status. Interest income on these commercial mortgage loans is included in net investment income on the consolidated statements of operations and is recorded based on the effective interest rates as determined at the closing of the loan. Interest income recorded on these commercial mortgage loans was $0.3 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively.

The fair value and aggregate unpaid principal amounts of obligations for which the fair value option has been elected were $73.1 million and $78.0 million as of March 31, 2016, and $68.1 million and $78.0 million as of December 31, 2015, respectively. For the three months ended March 31, 2016 and 2015, the change in fair value of the obligations resulted in a pre-tax gain (loss) of $(5.0) million and $2.7 million, which includes a pre-tax gain (loss) of $(5.0) million and $0.9 million related to instrument-specific credit risk that is estimated based on credit spreads and quality ratings, respectively. Interest expense recorded on these obligations is included in operating expenses on the consolidated statements of operations and was $0.3 million and $0.0 million for the three months ended March 31, 2016 and 2015, respectively.

We invest in real estate ventures for the purpose of earning investment returns and for capital appreciation. We elected the fair value option for certain ventures that are subject to the equity method of accounting because the nature of the investments is to add value to the properties and generate income from the operations of the properties. Other equity method real estate investments are not fair valued because the investments mainly generate income from the operations of the underlying properties. These investments are reported with other investments in the consolidated statements of financial position. The changes in fair value are reported in net investment income on the consolidated statements of operations. The fair value of the equity method investments for which the fair value option has been elected was $35.9 million and $35.1 million as of March 31, 2016 and December 31, 2015, respectively. The change in fair value of the investments resulted in a $0.5 million and $3.8 million pre-tax gain for the three months ended March 31, 2016 and 2015, respectively.

We invest in certain investment funds where we do not have enough influence to account for under the equity method and elect the fair value option to reflect the economics of the investment in the financial statements. These investments are reported with other investments in the consolidated statements of financial position. The changes in fair value and dividend income received on the investments are reported in net investment income on the consolidated statements of

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

operations. Absent the fair value election, the change in fair value on the investments would be reported in OCI. We do not elect the fair value option for other similar investments as these investments are generally accounted for under the equity method of accounting. The fair value of the investments for which the fair value option has been elected was $23.1 million as of March 31, 2016. The change in fair value of the investments resulted in a $0.3 million pre-tax loss for the three months ended March 31, 2016. Dividend income received on the investments was $0.3 million for the three months ended March 31, 2016. We did not have material investment funds for which we elected the fair value option as of or for the year ended December 31, 2015.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	March 31, 2016
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$12,378.7	$12,913.1	$—	$—	$12,913.1
Policy loans	819.7	1,058.9	—	—	1,058.9
Other investments	229.6	240.2	—	160.7	79.5
Cash and cash equivalents	665.0	665.0	614.9	50.1	—
Investment contracts	(29,915.6)	(29,648.5)	—	(4,992.9)	(24,655.6)
Short-term debt	(122.6)	(122.6)	—	(122.6)	—
Long-term debt	(3,269.1)	(3,447.2)	—	(3,401.2)	(46.0)
Separate account liabilities	(120,499.3)	(119,456.4)	—	—	(119,456.4)
Bank deposits	(2,074.8)	(2,077.5)	(1,454.3)	(623.2)	—
Cash collateral payable	(380.7)	(380.7)	(380.7)	—	—

	December 31, 2015
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$12,339.4	$12,653.5	$—	$—	$12,653.5
Policy loans	817.1	1,023.1	—	—	1,023.1
Other investments	185.0	197.8	—	118.9	78.9
Cash and cash equivalents	961.6	961.6	961.6	—	—
Investment contracts	(29,063.6)	(28,703.2)	—	(4,925.0)	(23,778.2)
Short-term debt	(181.1)	(181.1)	—	(181.1)	—
Long-term debt	(3,265.2)	(3,411.9)	—	(3,369.1)	(42.8)
Separate account liabilities	(125,265.0)	(124,005.9)	—	—	(124,005.9)
Bank deposits	(2,070.8)	(2,074.4)	(1,457.4)	(617.0)	—
Cash collateral payable	(216.3)	(216.3)	(216.3)	—	—

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

March 31, 2016

(Unaudited)

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

Cash and Cash Equivalents

Certain cash equivalents not reported at fair value include short-term investments with maturities of three months or less for which public quotations are not available to use in determining fair value. Because of the highly liquid nature of these assets, carrying amounts are used to approximate fair value, which are reflected in Level 2. The carrying amounts of the remaining cash and cash equivalents that are not reported at fair value on a recurring basis approximate their fair value, which are reflected in Level 1 given the nature of cash.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

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

The Corporate segment manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate segment primarily reflect our financing activities (including interest expense and preferred stock dividends), income on capital not allocated to other segments, inter-segment eliminations, income tax risks and certain income, expenses and other adjustments not allocated to the segments based on the nature of such items. Results of Principal Securities, Inc. (formerly known as Princor Financial Services Corporation), our retail broker-dealer and registered investment advisor, and our exited group medical insurance business are reported in this segment.

Management uses segment pre-tax operating earnings in evaluating performance, which is consistent with the financial results provided to and discussed with securities analysts. We determine segment pre-tax operating earnings by adjusting U.S. GAAP income before income taxes for pre-tax net realized capital gains (losses), as adjusted, pre-tax other adjustments that management believes are not indicative of overall operating trends and certain adjustments related to equity method investments and noncontrolling interest. Pre-tax net realized capital gains (losses), as adjusted, are net of related changes in the amortization pattern of DAC and related actuarial balances, recognition of deferred front-end fee revenues for sales charges on retirement and life insurance products and services, amortization of hedge accounting book value adjustments for certain discontinued hedges, net realized capital gains and losses distributed, certain adjustments related to equity method investments, certain adjustments

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

related to sponsored investment funds and certain market value adjustments to fee revenues. Pre-tax net realized capital gains (losses), as adjusted, exclude periodic settlements and accruals on derivative instruments not designated as hedging instruments and exclude certain market value adjustments of embedded derivatives and realized capital gains (losses) associated with our exited group medical insurance business. Segment operating revenues exclude net realized capital gains (losses) (except periodic settlements and accruals on derivatives not designated as hedging instruments), including their impact on recognition of front-end fee revenues, certain market value adjustments to fee revenues, certain adjustments related to equity method investments, certain adjustments related to sponsored investment funds and amortization of hedge accounting book value adjustments for certain discontinued hedges; certain adjustments related to equity method investments, pre-tax other adjustments management believes are not indicative of overall operating trends and revenue from our exited group medical insurance business. While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of segment pre-tax operating earnings enhances the understanding of our results of operations by highlighting pre-tax earnings attributable to the normal, ongoing operations of the business.

The accounting policies of the segments are consistent with the accounting policies for the consolidated financial statements, with the exception of: (1) pension and other postretirement employee benefit cost allocations and (2) income tax allocations. For purposes of determining operating earnings, the segments are allocated the service component of pension and other postretirement benefit costs. The Corporate segment reflects the non-service components of pension and other postretirement benefit costs as assumptions are established and funding decisions are managed from a company-wide perspective. The Corporate segment functions to absorb the risk inherent in interpreting and applying tax law. For purposes of determining operating earnings, the segments are allocated tax adjustments consistent with the positions we took on tax returns. The Corporate segment results reflect any differences between the tax returns and the estimated resolution of any disputes.

The following tables summarize select financial information by segment, including operating revenues for our products and services, and reconcile segment totals to those reported in the consolidated financial statements:

	March 31, 2016	December 31, 2015
	(in millions)
Assets:
Retirement and Income Solutions	$144,101.7	$139,678.5
Principal Global Investors	1,792.1	1,880.4
Principal International	44,523.5	50,588.6
U.S. Insurance Solutions	22,596.4	22,156.9
Corporate	4,556.3	4,355.9
Total consolidated assets	$217,570.0	$218,660.3

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(Unaudited)

	For the three months ended March 31,
	2016	2015
	(in millions)
Operating revenues by segment:
Retirement and Income Solutions:
Retirement and Income Solutions – Fee	$413.3	$437.7
Retirement and Income Solutions – Spread	1,050.7	686.8
Total Retirement and Income Solutions (1)	1,464.0	1,124.5
Principal Global Investors (2)	309.5	328.9
Principal International	286.6	250.8
U.S. Insurance Solutions:
Specialty benefits insurance	482.9	466.3
Individual life insurance	408.0	395.4
Total U.S. Insurance Solutions	890.9	861.7
Corporate	(13.1)	(6.7)
Total segment operating revenues	2,937.9	2,559.2
Net realized capital gains, net of related revenue adjustments	113.6	45.6
Certain adjustments related to equity method investments	(14.9)	(14.6)
Other income on a tax indemnification	—	66.9
Exited group medical insurance business	—	0.2
Total revenues per consolidated statements of operations	$3,036.6	$2,657.3

Pre-tax operating earnings (losses) by segment:
Retirement and Income Solutions	$181.4	$202.9
Principal Global Investors	79.7	92.6
Principal International	68.0	80.8
U.S. Insurance Solutions	80.5	81.9
Corporate	(53.3)	(37.3)
Total segment pre-tax operating earnings	356.3	420.9
Pre-tax net realized capital gains, as adjusted (3)	96.8	33.5
Pre-tax other adjustments (4)	—	16.6
Certain adjustments related to equity method investments and noncontrolling interest	(13.3)	(12.9)
Income before income taxes per consolidated statements of operations	$439.8	$458.1

(1)         Reflects inter-segment revenues of $89.2 million and $105.2 million for the three months ended March 31, 2016 and 2015, respectively.

(2)         Reflects inter-segment revenues of $54.3 million and $60.4 million for the three months ended March 31, 2016 and 2015, respectively.

(3)         Pre-tax net realized capital gains (losses), as adjusted, is derived as follows:

	For the three months ended March 31,
	2016	2015
	(in millions)
Net realized capital gains:
Net realized capital gains	$136.6	$66.2
Certain derivative and hedging-related adjustments	(24.3)	(19.7)
Certain market value adjustments to fee revenues	(0.7)	(1.1)
Certain adjustments related to equity method investments	0.3	—
Certain adjustments related to sponsored investment funds	1.4	—
Recognition of front-end fee expense	0.3	0.2
Net realized capital gains, net of related revenue adjustments	113.6	45.6
Amortization of deferred acquisition costs and other actuarial balances	(46.3)	(16.0)
Capital losses distributed	27.1	4.8
Certain market value adjustments of embedded derivatives	2.4	(0.9)
Pre-tax net realized capital gains, as adjusted (a)	$96.8	$33.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(Unaudited)

(a)         As adjusted before noncontrolling interest capital gains (losses) and net realized capital gains (losses) associated with exited group medical insurance business.

(4)         For the three months ended March 31, 2015, pre-tax other adjustments included the positive effect of the impact of a court ruling on some uncertain tax positions ($16.9 million) and the negative effect of losses associated with our exited group medical insurance business that did not qualify for discontinued operations accounting treatment under U.S. GAAP ($0.3 million).

12.  Stock-Based Compensation Plans

As of March 31, 2016, we have the 2014 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2014 Directors Stock Plan, the Long-Term Performance Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan and the Directors Stock Plan (“Stock Based Compensation Plans”). As of May 20, 2014, no new grants will be made under the Amended and Restated 2010 Stock Incentive Plan or the 2005 Directors Stock Plan. No grants have been made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan since at least 2005. Under the terms of the 2014 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. The 2014 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock or performance units under any plans.

As of March 31, 2016, the maximum number of new shares of common stock that were available for grant under the 2014 Stock Incentive Plan and the 2014 Directors Stock Plan was 10.0 million.

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the three months ended March 31,
	2016	2015
	(in millions)
Compensation cost	$17.9	$18.4
Related income tax benefit	5.5	6.0
Capitalized as part of an asset	0.6	0.7

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the 2014 Stock Incentive Plan. Total options granted were 1.1 million for the three months ended March 31, 2016. The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during the period:

For the three months ended
March 31, 2016
Expected volatility	31.7%
Expected term (in years)	6.5
Risk-free interest rate	1.5%
Expected dividend yield	4.07%
Weighted average estimated fair value per common share	$8.91

As of March 31, 2016, we had $10.2 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.7 years.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(Unaudited)

Performance Share Awards

Performance share awards were granted to certain employees under the 2014 Stock Incentive Plan. Total performance share awards granted were 0.3 million for the three months ended March 31, 2016. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results to be determined at the end of the performance period. The actual number of common shares to be awarded at the end of each performance period will range between 0% and 150% of the initial target awards. The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these performance share awards granted was $37.38 per common share.

As of March 31, 2016, we had $14.3 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.8 years.

Restricted Stock Units

Restricted stock units were issued to certain employees and agents pursuant to the 2014 Stock Incentive Plan and non-employee directors pursuant to the 2015 Directors Stock Plan. Total restricted stock units granted were 1.2 million for the three months ended March 31, 2016. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $37.39 per common share.

As of March 31, 2016, we had $77.0 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted. The cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

13. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended March 31,
	2016	2015
	(in millions, except per share data)
Net income	$369.2	$429.1
Subtract:
Net income attributable to noncontrolling interest	1.2	6.7
Preferred stock dividends	—	8.2
Total	$368.0	$414.2
Weighted-average shares outstanding:
Basic	291.5	294.8
Dilutive effects:
Stock options	1.0	1.7
Restricted stock units	1.6	1.8
Performance share awards	0.2	0.2
Diluted	294.3	298.5
Net income per common share:
Basic	$1.26	$1.41
Diluted	$1.25	$1.39

The calculation of diluted earnings per share for the three months ended March 31, 2016 and 2015, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) Principal Financial Services, Inc. (“PFS”) and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and 2015.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(Unaudited)

Condensed Consolidating Statements of Financial Position

March 31, 2016

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$46,695.7	$6,722.3	$(372.6)	$53,045.4
Fixed maturities, trading	—	426.9	260.6	—	687.5
Equity securities, available-for-sale	—	101.1	2.6	—	103.7
Equity securities, trading	—	0.3	1,261.7	—	1,262.0
Mortgage loans	—	11,705.5	1,194.1	(520.9)	12,378.7
Real estate	—	5.4	1,481.2	—	1,486.6
Policy loans	—	787.1	32.6	—	819.7
Investment in unconsolidated entities	12,806.2	2,016.2	6,659.8	(20,763.2)	719.0
Other investments	9.7	4,621.8	1,912.6	(3,239.2)	3,304.9
Cash and cash equivalents	734.3	692.7	1,128.0	(412.1)	2,142.9
Accrued investment income	0.1	515.3	74.2	(9.3)	580.3
Premiums due and other receivables	—	1,419.4	2,510.0	(2,619.9)	1,309.5
Deferred acquisition costs	—	2,995.4	223.9	—	3,219.3
Property and equipment	—	573.2	84.1	—	657.3
Goodwill	—	54.3	983.3	—	1,037.6
Other intangibles	—	24.4	1,346.5	—	1,370.9
Separate account assets	—	96,681.8	35,644.1	—	132,325.9
Other assets	462.4	882.1	3,075.4	(3,301.1)	1,118.8
Total assets	$14,012.7	$170,198.6	$64,597.0	$(31,238.3)	$217,570.0
Liabilities
Contractholder funds	$—	$34,037.0	$2,946.6	$(323.1)	$36,660.5
Future policy benefits and claims	—	22,671.0	4,820.4	(541.1)	26,950.3
Other policyholder funds	—	745.9	94.1	(1.4)	838.6
Short-term debt	—	—	122.6	—	122.6
Long-term debt	3,224.3	—	545.6	(500.8)	3,269.1
Income taxes currently payable	—	—	46.0	(29.6)	16.4
Deferred income taxes	—	622.7	1,036.1	(614.3)	1,044.5
Separate account liabilities	—	96,681.8	35,644.1	—	132,325.9
Other liabilities	746.8	6,891.0	6,288.3	(7,954.5)	5,971.6
Total liabilities	3,971.1	161,649.4	51,543.8	(9,964.8)	207,199.5

Redeemable noncontrolling interest	—	—	260.9	—	260.9

Stockholders’ equity
Common stock	4.7	2.5	—	(2.5)	4.7
Additional paid-in capital	9,598.1	5,337.7	9,028.9	(14,366.6)	9,598.1
Retained earnings	7,131.8	2,221.2	3,570.4	(5,791.6)	7,131.8
Accumulated other comprehensive income (loss)	(356.1)	987.8	120.5	(1,108.3)	(356.1)
Treasury stock, at cost	(6,336.9)	—	—	—	(6,336.9)
Total stockholders’ equity attributable to PFG	10,041.6	8,549.2	12,719.8	(21,269.0)	10,041.6
Noncontrolling interest	—	—	72.5	(4.5)	68.0
Total stockholders’ equity	10,041.6	8,549.2	12,792.3	(21,273.5)	10,109.6
Total liabilities and stockholders’ equity	$14,012.7	$170,198.6	$64,597.0	$(31,238.3)	$217,570.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(Unaudited)

Condensed Consolidating Statements of Financial Position

December 31, 2015

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$43,862.7	$6,482.5	$(378.7)	$49,966.5
Fixed maturities, trading	—	436.2	250.6	—	686.8
Equity securities, available-for-sale	—	101.7	2.8	—	104.5
Equity securities, trading	—	0.3	1,202.4	—	1,202.7
Mortgage loans	—	11,696.9	1,155.3	(512.8)	12,339.4
Real estate	—	6.3	1,445.5	—	1,451.8
Policy loans	—	786.3	30.8	—	817.1
Investment in unconsolidated entities	12,223.4	2,220.5	6,229.8	(20,041.0)	632.7
Other investments	9.7	3,944.3	1,636.5	(2,971.5)	2,619.0
Cash and cash equivalents	578.7	1,127.9	1,253.7	(395.5)	2,564.8
Accrued investment income	—	477.9	76.7	(9.0)	545.6
Premiums due and other receivables	—	1,512.7	2,465.9	(2,549.3)	1,429.3
Deferred acquisition costs	—	3,057.3	218.8	—	3,276.1
Property and equipment	—	552.0	81.8	—	633.8
Goodwill	—	54.3	954.7	—	1,009.0
Other intangibles	—	24.6	1,334.6	—	1,359.2
Separate account assets	—	94,762.8	42,216.1	—	136,978.9
Other assets	458.0	878.0	2,995.6	(3,288.5)	1,043.1
Total assets	$13,269.8	$165,502.7	$70,034.1	$(30,146.3)	$218,660.3
Liabilities
Contractholder funds	$—	$33,151.7	$2,885.1	$(320.7)	$35,716.1
Future policy benefits and claims	—	21,914.0	4,479.3	(536.8)	25,856.5
Other policyholder funds	—	718.1	88.2	(0.9)	805.4
Short-term debt	—	—	181.1	—	181.1
Long-term debt	3,223.8	—	535.2	(493.8)	3,265.2
Income taxes currently payable	—	—	101.9	(83.5)	18.4
Deferred income taxes	—	415.2	928.9	(646.9)	697.2
Separate account liabilities	—	94,762.8	42,216.1	—	136,978.9
Other liabilities	734.4	6,330.1	6,323.6	(7,709.7)	5,678.4
Total liabilities	3,958.2	157,291.9	57,739.4	(9,792.3)	209,197.2

Redeemable noncontrolling interest	—	—	85.7	—	85.7

Stockholders’ equity
Common stock	4.7	2.5	—	(2.5)	4.7
Additional paid-in capital	9,544.8	5,334.4	9,000.0	(14,334.4)	9,544.8
Retained earnings	6,875.9	2,232.6	3,522.3	(5,754.9)	6,875.9
Accumulated other comprehensive income (loss)	(882.5)	641.3	(383.6)	(257.7)	(882.5)
Treasury stock, at cost	(6,231.3)	—	—	—	(6,231.3)
Total stockholders’ equity attributable to PFG	9,311.6	8,210.8	12,138.7	(20,349.5)	9,311.6
Noncontrolling interest	—	—	70.3	(4.5)	65.8
Total stockholders’ equity	9,311.6	8,210.8	12,209.0	(20,354.0)	9,377.4
Total liabilities and stockholders’ equity	$13,269.8	$165,502.7	$70,034.1	$(30,146.3)	$218,660.3

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(Unaudited)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2016

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
			(in millions)
Revenues
Premiums and other considerations	$—	$1,205.2	$77.2	$—	$1,282.4
Fees and other revenues	—	471.5	478.6	(94.2)	855.9
Net investment income	0.7	552.8	489.0	(280.8)	761.7
Net realized capital gains, excluding impairment losses on available-for-sale securities	—	93.9	90.8	—	184.7
Net other-than-temporary impairment losses on available-for-sale securities	—	(54.7)	(0.9)	—	(55.6)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	—	7.6	(0.1)	—	7.5
Net impairment losses on available-for-sale securities	—	(47.1)	(1.0)	—	(48.1)
Net realized capital gains	—	46.8	89.8	—	136.6
Total revenues	0.7	2,276.3	1,134.6	(375.0)	3,036.6
Expenses
Benefits, claims and settlement expenses	—	1,502.5	158.8	(2.8)	1,658.5
Dividends to policyholders	—	38.8	—	—	38.8
Operating expenses	56.8	557.7	365.3	(80.3)	899.5
Total expenses	56.8	2,099.0	524.1	(83.1)	2,596.8

Income (loss) before income taxes	(56.1)	177.3	610.5	(291.9)	439.8
Income taxes (benefits)	(22.8)	18.6	75.0	(0.2)	70.6
Equity in the net income (loss) of subsidiaries	401.3	132.0	(134.7)	(398.6)	—
Net income	368.0	290.7	400.8	(690.3)	369.2
Net income attributable to noncontrolling interest	—	—	1.2	—	1.2
Net income attributable to PFG	$368.0	$290.7	$399.6	$(690.3)	$368.0

Net income	$368.0	$290.7	$400.8	$(690.3)	$369.2
Other comprehensive income	532.0	356.6	515.4	(864.8)	539.2
Comprehensive income	$900.0	$647.3	$916.2	$(1,555.1)	$908.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2016

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
			(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(3.4)	$998.3	$212.4	$(311.8)	$895.5
Investing activities
Available-for-sale securities:
Purchases	—	(3,374.1)	(186.7)	2.2	(3,558.6)
Sales	—	134.8	70.7	—	205.5
Maturities	—	1,486.4	129.6	—	1,616.0
Mortgage loans acquired or originated	—	(430.2)	(56.0)	10.3	(475.9)
Mortgage loans sold or repaid	—	420.4	60.5	(1.6)	479.3
Real estate acquired	—	(0.1)	(44.4)	—	(44.5)
Net purchases of property and equipment	—	(33.3)	(10.9)	—	(44.2)
Dividends and returns of capital received from unconsolidated entities	369.8	0.8	319.8	(690.4)	—
Net change in other investments	(4.9)	(43.9)	(273.4)	291.3	(30.9)
Net cash provided by (used in) investing activities	364.9	(1,839.2)	9.2	(388.2)	(1,853.3)
Financing activities
Issuance of common stock	10.0	—	—	—	10.0
Acquisition of treasury stock	(105.6)	—	—	—	(105.6)
Payments for financing element derivatives	—	(21.3)	—	—	(21.3)
Excess tax benefits from share-based payment arrangements	0.1	1.8	3.1	—	5.0
Purchase of subsidiary shares from noncontrolling interest	—	—	(2.3)	—	(2.3)
Dividends to common stockholders	(110.4)	—	—	—	(110.4)
Issuance of long-term debt	—	—	11.8	(8.6)	3.2
Principal repayments of long-term debt	—	—	(1.6)	1.6	—
Net repayments of short-term borrowings	—	—	(59.9)	—	(59.9)
Dividends and capital paid to parent	—	(319.8)	(370.6)	690.4	—
Investment contract deposits	—	3,903.7	72.6	—	3,976.3
Investment contract withdrawals	—	(3,161.9)	(4.4)	—	(3,166.3)
Net increase in banking operation deposits	—	—	4.0	—	4.0
Other	—	3.2	—	—	3.2
Net cash provided by (used in) financing activities	(205.9)	405.7	(347.3)	683.4	535.9
Net increase (decrease) in cash and cash equivalents	155.6	(435.2)	(125.7)	(16.6)	(421.9)
Cash and cash equivalents at beginning of period	578.7	1,127.9	1,253.7	(395.5)	2,564.8
Cash and cash equivalents at end of period	$734.3	$692.7	$1,128.0	$(412.1)	$2,142.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2015

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
			(in millions)
Operating activities
Net cash provided by (used in) operating
activities	$11.7	$594.0	$(141.8)	$167.0	$630.9
Investing activities
Available-for-sale securities:
Purchases	—	(1,976.7)	(243.4)	—	(2,220.1)
Sales	—	463.4	109.9	(5.8)	567.5
Maturities	—	1,499.5	194.8	—	1,694.3
Mortgage loans acquired or originated	—	(526.9)	(63.6)	79.2	(511.3)
Mortgage loans sold or repaid	—	374.4	61.5	(27.0)	408.9
Real estate acquired	—	(0.3)	(87.6)	—	(87.9)
Net purchases of property and equipment	—	(26.7)	(6.1)	—	(32.8)
Dividends and returns of capital received from
(contributed to) unconsolidated entities	225.4	(2.8)	125.4	(348.0)	—
Net change in other investments	(2.5)	(79.8)	(141.5)	175.7	(48.1)
Net cash provided by (used in) investing
activities	222.9	(275.9)	(50.6)	(125.9)	(229.5)
Financing activities
Issuance of common stock	17.9	—	—	—	17.9
Acquisition of treasury stock	(75.4)	—	—	—	(75.4)
Proceeds from financing element derivatives	—	0.2	—	—	0.2
Payments for financing element derivatives	—	(19.3)	—	—	(19.3)
Excess tax benefits from share-based
payment arrangements	0.4	4.7	7.9	—	13.0
Purchase of subsidiary shares from
noncontrolling interest	—	—	(8.7)	—	(8.7)
Dividends to common stockholders	(106.3)	—	—	—	(106.3)
Dividends to preferred stockholders	(8.2)	—	—	—	(8.2)
Issuance of long-term debt	—	—	70.3	(67.2)	3.1
Principal repayments of long-term debt	—	—	(47.8)	28.0	(19.8)
Net repayments of short-term borrowings	—	—	(0.1)	—	(0.1)
Dividends and capital paid to parent	—	(125.4)	(222.6)	348.0	—
Investment contract deposits	—	1,204.7	73.1	—	1,277.8
Investment contract withdrawals	—	(1,869.7)	(2.2)	—	(1,871.9)
Net decrease in banking operation deposits	—	—	(13.5)	—	(13.5)
Other	—	(2.1)	—	—	(2.1)
Net cash used in financing activities	(171.6)	(806.9)	(143.6)	308.8	(813.3)
Net increase (decrease) in cash and cash equivalents	63.0	(488.8)	(336.0)	349.9	(411.9)
Cash and cash equivalents at beginning of
period	412.4	602.7	1,253.6	(404.8)	1,863.9
Cash and cash equivalents at end of period	$475.4	$113.9	$917.6	$(54.9)	$1,452.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2016
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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and 2015.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

Condensed Consolidating Statements of Financial Position

March 31, 2016

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and Other		Financial
	Group, Inc.	Services, Inc.	Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$53,045.4	$—	$53,045.4
Fixed maturities, trading	—	—	687.5	—	687.5
Equity securities, available-for-sale	—	—	103.7	—	103.7
Equity securities, trading	—	—	1,262.0	—	1,262.0
Mortgage loans	—	—	12,378.7	—	12,378.7
Real estate	—	—	1,486.6	—	1,486.6
Policy loans	—	—	819.7	—	819.7
Investment in unconsolidated entities	12,806.2	12,905.7	662.1	(25,655.0)	719.0
Other investments	9.7	138.7	3,156.5	—	3,304.9
Cash and cash equivalents	734.3	665.0	1,910.6	(1,167.0)	2,142.9
Accrued investment income	0.1	—	580.2	—	580.3
Premiums due and other receivables	—	0.6	1,457.5	(148.6)	1,309.5
Deferred acquisition costs	—	—	3,219.3	—	3,219.3
Property and equipment	—	—	657.3	—	657.3
Goodwill	—	—	1,037.6	—	1,037.6
Other intangibles	—	—	1,370.9	—	1,370.9
Separate account assets	—	—	132,325.9	—	132,325.9
Other assets	462.4	218.0	1,042.3	(603.9)	1,118.8
Total assets	$14,012.7	$13,928.0	$217,203.8	$(27,574.5)	$217,570.0
Liabilities
Contractholder funds	$—	$—	$36,660.5	$—	$36,660.5
Future policy benefits and claims	—	—	26,950.3	—	26,950.3
Other policyholder funds	—	—	838.6	—	838.6
Short-term debt	—	—	242.1	(119.5)	122.6
Long-term debt	3,224.3	149.0	44.8	(149.0)	3,269.1
Income taxes currently payable	—	—	25.7	(9.3)	16.4
Deferred income taxes	—	—	1,639.2	(594.7)	1,044.5
Separate account liabilities	—	—	132,325.9	—	132,325.9
Other liabilities	746.8	1,059.2	4,904.5	(738.9)	5,971.6
Total liabilities	3,971.1	1,208.2	203,631.6	(1,611.4)	207,199.5

Redeemable noncontrolling interest	—	—	260.9	—	260.9

Stockholders’ equity
Common stock	4.7	—	17.8	(17.8)	4.7
Additional paid-in capital	9,598.1	9,028.9	10,296.3	(19,325.2)	9,598.1
Retained earnings	7,131.8	3,570.4	2,933.6	(6,504.0)	7,131.8
Accumulated other comprehensive income (loss)	(356.1)	120.5	(2.4)	(118.1)	(356.1)
Treasury stock, at cost	(6,336.9)	—	(2.0)	2.0	(6,336.9)
Total stockholders’ equity attributable to PFG	10,041.6	12,719.8	13,243.3	(25,963.1)	10,041.6
Noncontrolling interest	—	—	68.0	—	68.0
Total stockholders’ equity	10,041.6	12,719.8	13,311.3	(25,963.1)	10,109.6
Total liabilities and stockholders’ equity	$14,012.7	$13,928.0	$217,203.8	$(27,574.5)	$217,570.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

Condensed Consolidating Statements of Financial Position
December 31, 2015

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and Other		Financial
	Group, Inc.	Services, Inc.	Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$49,966.5	$—	$49,966.5
Fixed maturities, trading	—	—	686.8	—	686.8
Equity securities, available-for-sale	—	—	104.5	—	104.5
Equity securities, trading	—	—	1,202.7	—	1,202.7
Mortgage loans	—	—	12,339.4	—	12,339.4
Real estate	—	—	1,451.8	—	1,451.8
Policy loans	—	—	817.1	—	817.1
Investment in unconsolidated entities	12,223.4	12,209.1	583.2	(24,383.0)	632.7
Other investments	9.7	185.9	2,423.4	—	2,619.0
Cash and cash equivalents	578.7	730.5	2,413.3	(1,157.7)	2,564.8
Accrued investment income	—	—	545.6	—	545.6
Premiums due and other receivables	—	0.1	1,584.6	(155.4)	1,429.3
Deferred acquisition costs	—	—	3,276.1	—	3,276.1
Property and equipment	—	—	633.8	—	633.8
Goodwill	—	—	1,009.0	—	1,009.0
Other intangibles	—	—	1,359.2	—	1,359.2
Separate account assets	—	—	136,978.9	—	136,978.9
Other assets	458.0	205.2	1,065.4	(685.5)	1,043.1
Total assets	$13,269.8	$13,330.8	$218,441.3	$(26,381.6)	$218,660.3
Liabilities
Contractholder funds	$—	$—	$35,716.1	$—	$35,716.1
Future policy benefits and claims	—	—	25,856.5	—	25,856.5
Other policyholder funds	—	—	805.4	—	805.4
Short-term debt	—	—	290.0	(108.9)	181.1
Long-term debt	3,223.8	156.0	41.4	(156.0)	3,265.2
Income taxes currently payable	—	3.2	69.6	(54.4)	18.4
Deferred income taxes	—	—	1,325.2	(628.0)	697.2
Separate account liabilities	—	—	136,978.9	—	136,978.9
Other liabilities	734.4	1,032.9	4,912.9	(1,001.8)	5,678.4
Total liabilities	3,958.2	1,192.1	205,996.0	(1,949.1)	209,197.2

Redeemable noncontrolling interest	—	—	85.7	—	85.7

Stockholders’ equity
Common stock	4.7	—	17.8	(17.8)	4.7
Additional paid-in capital	9,544.8	9,000.0	9,888.7	(18,888.7)	9,544.8
Retained earnings	6,875.9	3,522.3	2,905.9	(6,428.2)	6,875.9
Accumulated other comprehensive loss	(882.5)	(383.6)	(516.6)	900.2	(882.5)
Treasury stock, at cost	(6,231.3)	—	(2.0)	2.0	(6,231.3)
Total stockholders’ equity attributable to PFG	9,311.6	12,138.7	12,293.8	(24,432.5)	9,311.6
Noncontrolling interest	—	—	65.8	—	65.8
Total stockholders’ equity	9,311.6	12,138.7	12,359.6	(24,432.5)	9,377.4
Total liabilities and stockholders’ equity	$13,269.8	$13,330.8	$218,441.3	$(26,381.6)	$218,660.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2016

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$1,282.4	$—	$1,282.4
Fees and other revenues	—	0.1	859.1	(3.3)	855.9
Net investment income	0.7	6.6	752.8	1.6	761.7
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	(6.0)	190.5	0.2	184.7
Net other-than-temporary impairment losses on available-for-sale securities	—	—	(55.6)	—	(55.6)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	—	—	7.5	—	7.5
Net impairment losses on available-for-sale securities	—	—	(48.1)	—	(48.1)
Net realized capital gains (losses)	—	(6.0)	142.4	0.2	136.6
Total revenues	0.7	0.7	3,036.7	(1.5)	3,036.6
Expenses
Benefits, claims and settlement expenses	—	—	1,658.5	—	1,658.5
Dividends to policyholders	—	—	38.8	—	38.8
Operating expenses	56.8	3.8	842.1	(3.2)	899.5
Total expenses	56.8	3.8	2,539.4	(3.2)	2,596.8

Income (loss) before income taxes	(56.1)	(3.1)	497.3	1.7	439.8
Income taxes (benefits)	(22.8)	(20.4)	113.8	—	70.6
Equity in the net income of subsidiaries	401.3	382.3	—	(783.6)	—
Net income	368.0	399.6	383.5	(781.9)	369.2
Net income attributable to noncontrolling interest	—	—	1.2	—	1.2
Net income attributable to PFG	$368.0	$399.6	$382.3	$(781.9)	$368.0

Net income	$368.0	$399.6	$383.5	$(781.9)	$369.2
Other comprehensive income	532.0	519.8	537.1	(1,049.7)	539.2
Comprehensive income	$900.0	$919.4	$920.6	$(1,831.6)	$908.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2016

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(3.4)	$67.2	$866.8	$(35.1)	$895.5
Investing activities
Available-for-sale securities:
Purchases	—	—	(3,558.6)	—	(3,558.6)
Sales	—	—	205.5	—	205.5
Maturities	—	—	1,616.0	—	1,616.0
Mortgage loans acquired or originated	—	—	(475.9)	—	(475.9)
Mortgage loans sold or repaid	—	—	479.3	—	479.3
Real estate acquired	—	—	(44.5)	—	(44.5)
Net purchases of property and equipment	—	—	(44.2)	—	(44.2)
Dividends and returns of capital received from unconsolidated entities	369.8	220.4	—	(590.2)	—
Net change in other investments	(4.9)	23.7	(79.1)	29.4	(30.9)
Net cash provided by (used in) investing	364.9	244.1	(1,901.5)	(560.8)	(1,853.3)
Financing activities
Issuance of common stock	10.0	—	—	—	10.0
Acquisition of treasury stock	(105.6)	—	—	—	(105.6)
Payments for financing element derivatives	—	—	(21.3)	—	(21.3)
Excess tax benefits from share-based payment arrangements	0.1	—	4.9	—	5.0
Purchase of subsidiary shares from noncontrolling interest	—	—	(2.3)	—	(2.3)
Dividends to common stockholders	(110.4)	—	—	—	(110.4)
Issuance of long-term debt	—	3.0	3.2	(3.0)	3.2
Principal repayments of long-term debt	—	(10.0)	—	10.0	—
Net repayments of short-term borrowings	—	—	(49.3)	(10.6)	(59.9)
Dividends and capital paid to parent	—	(369.8)	(220.4)	590.2	—
Investment contract deposits	—	—	3,976.3	—	3,976.3
Investment contract withdrawals	—	—	(3,166.3)	—	(3,166.3)
Net increase in banking operation deposits	—	—	4.0	—	4.0
Other	—	—	3.2	—	3.2
Net cash provided by (used in) financing activities	(205.9)	(376.8)	532.0	586.6	535.9
Net increase (decrease) in cash and cash equivalents	155.6	(65.5)	(502.7)	(9.3)	(421.9)
Cash and cash equivalents at beginning of period	578.7	730.5	2,413.3	(1,157.7)	2,564.8
Cash and cash equivalents at end of period	$734.3	$665.0	$1,910.6	$(1,167.0)	$2,142.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of March 31, 2016, compared with December 31, 2015, and our consolidated results of operations for the three months ended March 31, 2016 and 2015, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2015, filed with the SEC and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (1) adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, as well as our access to capital and cost of capital; (2) conditions in the global capital markets and the economy generally may materially and adversely affect our business and results of operations; (3) volatility or declines in the equity, bond or real estate markets could reduce our assets under management (“AUM”) and may result in investors withdrawing from the markets or decreasing their rates of investment, all of which could reduce our revenues and net income; (4) changes in interest rates or credit spreads or a sustained low interest rate environment may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period-to-period; (5) our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM and net income; (6) our valuation of investments and the determinations of the amount of the allowances and impairments taken on our investments may include methodologies, estimations and assumptions which are subject to differing interpretations and, if changed, could materially adversely affect our results of operations or financial condition; (7) any impairments of or valuation allowances against our deferred tax assets could adversely affect our results of operations and financial condition; (8) we may face losses if our actual experience differs significantly from our pricing and reserving assumptions; (9) the pattern of amortizing our DAC and other actuarial balances on our universal life-type insurance contracts, participating life insurance policies and certain investment contracts may change, impacting both the level of the DAC and other actuarial balances and the timing of our net income; (10) we may not be able to protect our intellectual property and may be subject to infringement claims; (11) our ability to pay stockholder dividends and meet our obligations may be constrained by the limitations on dividends Iowa insurance laws impose on Principal Life; (12) changes in laws or regulations may reduce our profitability; (13) changes in accounting standards may reduce the transparency of our reported profitability and financial condition; (14) results of litigation and regulatory investigations may affect our financial strength or reduce our profitability; (15) from time to time we may become subject to tax audits, tax litigation or similar proceedings, and as a result we may owe additional taxes, interest and penalties in amounts that may be material; (16) applicable laws and our certificate of incorporation and by-laws may discourage takeovers and business combinations that some stockholders might consider in their best interests; (17) competition from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability; (18) a downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition; (19) changes in investor preferences may lead to a reduction in revenues for our asset management and accumulation businesses; (20) guarantees within certain of our products that protect policyholders may decrease our earnings or increase the volatility of our results of operations or financial position under U.S. GAAP if our hedging or risk management strategies prove ineffective or insufficient; (21) if we are unable to attract and retain qualified employees and sales representatives and develop new distribution sources, our results of operations, financial condition and sales of our products may be adversely impacted; (22) our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses; (23) we may need to fund deficiencies in our Closed Block assets; (24) a pandemic, terrorist attack, military action or other catastrophic event could adversely affect our net income; (25) our reinsurers could default on their obligations or increase their rates, which could adversely impact our net income and financial condition; (26) we face risk arising from acquisition of businesses; (27) a computer system failure or security breach could disrupt our business, damage our reputation and adversely impact our profitability; (28) loss of key vendor relationships or failure of a vendor to protect information of our customers or employees could adversely affect our business or result in losses; and (29) our financial results may be adversely impacted by global climate changes.

Overview

We provide financial products and services through the following reportable segments:

•                  Retirement and Income Solutions is organized into Retirement and Income Solutions – Fee, which includes full service accumulation, trust services and individual variable annuities; and Retirement and Income Solutions – Spread, which includes individual fixed annuities, investment only, full service payout and banking services. We offer a comprehensive portfolio of products and services for retirement savings and retirement income:

•                  To businesses of all sizes with a concentration on small and medium-sized businesses, we offer products and services for defined contribution plans, including 401(k) and 403(b) plans, defined benefit pension plans, nonqualified executive benefit plans, employee stock ownership plan services and pension closeout services. For more basic retirement services, we offer SIMPLE Individual Retirement Accounts (“IRA”) and payroll deduction plans;

•                  To large institutional clients, we also offer investment only products, including investment only guaranteed investment contracts (“GICs”); and

•                  To employees of businesses and other individuals, we offer the ability to accumulate savings for retirement and other purposes through mutual funds, individual annuities and bank products, along with retirement income options.

•                  Principal Global Investors, which includes our mutual fund business, manages assets for sophisticated investors around the world, using a multi-boutique strategy that provides diverse investment capabilities including equity, fixed income, real estate and other alternative investments. We also have experience in asset allocation, stable value management and other structured investment strategies. We focus on providing services to our other segments in addition to our retail mutual fund and third party institutional clients.

•                  Principal International, which offers pension accumulation products and services, mutual funds, asset management, income annuities and life insurance accumulation products through operations in Brazil, Chile, China, Hong Kong Special Administrative Region, India, Mexico and Southeast Asia.

•                  U.S. Insurance Solutions, which provides specialty benefits insurance and individual life insurance in the U.S. Our specialty benefits insurance products include group dental and vision insurance, individual and group disability insurance, group life insurance and non-medical fee-for-service claims administration. Our individual life insurance products include universal and variable universal life insurance and traditional life insurance.

•                  Corporate, which manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate segment primarily reflect our financing activities (including interest expense and preferred stock dividends), income on capital not allocated to other segments, inter-segment eliminations, income tax risks and certain income, expenses and other adjustments not allocated to the segments based on the nature of such items. Results of Principal Securities, Inc., our retail broker-dealer and registered investment advisor, and our exited group medical insurance business are reported in this segment.

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

Columbus Circle Investors. On September 30, 2014, we acquired an additional 24.65% interest in Columbus Circle Investors from the minority shareholder partners and contracted to purchase the remaining interest from the minority shareholder partners in two installments. On April 28, 2015, we purchased an additional 2.5% interest after which we owned 97.5% of Columbus Circle Investors. We purchased the remaining 2.5% from the minority shareholder partners on April 28, 2016. Columbus Circle Investors is consolidated within our Principal Global Investors segment.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items. The most significant impact occurs within our Principal International segment where pre-tax operating earnings were negatively impacted $16.2 million for the three months ended March 31, 2016, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

Stock-Based Compensation Plans

For information related to our Stock-Based Compensation Plans, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 12, Stock-Based Compensation Plans.”

Employee and Agent Benefits Expense

The 2016 annual defined benefit pension expense for substantially all of our employees and certain agents is expected to be $119.7 million pre-tax, which is a $3.7 million decrease from the 2015 pre-tax pension expense of $123.4 million. This decrease is due to an increase in the discount rate from 4.00% for 2015 to 4.50% for 2016, offset by less than expected investment returns for 2016. The expected long-term return on plan assets is 7.20% for 2016 and was 7.20% for 2015. Pre-tax pension expense of $29.9 million and $30.8 million was reflected in the determination of net income for the three months ended March 31, 2016 and 2015, respectively.

The 2016 annual other post-employment benefit (“OPEB”) plan income for employees and certain agents is expected to be $43.5 million pre-tax, which is a $4.7 million increase from the 2015 pre-tax OPEB income of $38.8 million. The 2016 OPEB plan income reflects a $15.5 million reduction in the accumulated postretirement benefit obligation due to a plan change in post-65 medical coverage for employees who retired from January 1, 1992 to December 31, 2010. The weighted average expected long-term return on plan assets used to develop the income in 2016 is 5.24%, which was based on weighted average expected long-term asset returns for the medical, life and long-term care plan. The discount rate used to develop the 2016 income increased to 4.15%, up from 4.00% used in 2015. The pre-tax OPEB income of $10.8 million and $11.2 million was reflected in the determination of net income for the three months ended March 31, 2016 and 2015, respectively.

Recent Regulatory Changes

On April 6, 2016, the DOL released its final fiduciary definition regulation package. The regulation broadens the definition of a fiduciary under ERISA to include persons providing investment advice to an employee benefit plan or an IRA for a fee or other compensation.  The DOL also released two new prohibited transaction class exemptions and amendments to current prohibited transaction exemptions. We are currently assessing the impact of the new regulation to our business and future financial results.

Recent Accounting Changes

For recent accounting changes, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies” under the caption, “Recent Accounting Pronouncements.”

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended March 31,
			Increase
	2016	2015	(decrease)
	(in millions)
Revenues:
Premiums and other considerations	$1,282.4	$916.4	$366.0
Fees and other revenues	855.9	950.8	(94.9)
Net investment income	761.7	723.9	37.8
Net realized capital gains, excluding impairment losses on available-for-sale securities	184.7	73.7	111.0
Net other-than-temporary impairment (losses) recoveries on available-for-sale securities	(55.6)	14.0	(69.6)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	7.5	(21.5)	29.0
Net impairment losses on available-for-sale securities	(48.1)	(7.5)	(40.6)
Net realized capital gains	136.6	66.2	70.4
Total revenues	3,036.6	2,657.3	379.3
Expenses:
Benefits, claims and settlement expenses	1,658.5	1,236.3	422.2
Dividends to policyholders	38.8	41.7	(2.9)
Operating expenses	899.5	921.2	(21.7)
Total expenses	2,596.8	2,199.2	397.6
Income before income taxes	439.8	458.1	(18.3)
Income taxes	70.6	29.0	41.6
Net income	369.2	429.1	(59.9)
Net income attributable to noncontrolling interest	1.2	6.7	(5.5)
Net income attributable to Principal Financial Group, Inc.	368.0	422.4	(54.4)
Less:
Preferred stock dividends	—	8.2	(8.2)
Net income available to common stockholders	$368.0	$414.2	$(46.2)

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net Income Available to Common Stockholders

Net income available to common stockholders decreased due to a benefit from a change in deferred tax balances related to the merger of two of our Chilean legal entities in 2015, higher impairments in 2016 on fixed maturities, available-for-sale and losses in 2016 compared to gains in 2015 on equity securities, trading and sponsored investment funds. These decreases were partially offset by an increase in gains on derivatives not designated as hedging instruments.

Total Revenues

Premiums increased $343.1 million for the Retirement and Income Solutions segment primarily due to higher sales of single premium group and individual annuities with life contingencies. The single premium group annuity product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore premiums tend to vary from period to period.

Fees and other revenues decreased $66.1 million for the Corporate segment primarily due to income on a tax indemnification recognized in 2015. In addition, fee revenues decreased $23.3 million for the Retirement and Income Solutions segment primarily due to a decrease in monthly mean account values, which resulted from a decrease in the daily average equity markets compared to the first quarter of 2015.

Net investment income increased primarily due to higher inflation-based investment returns on average invested assets and cash as a result of higher inflation in Chile. In our U.S. operations, net investment income increased primarily due to an increase in average invested assets, partially offset by lower investment yields on our average invested assets and cash. For additional information, see “Investments — Investment Results.”

Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. Net realized capital gains increased primarily due to increased gains on derivatives not designated as hedging instruments. This was partially offset by higher impairments in 2016 on fixed maturities, available-for-sale and losses in 2016 compared to gains in 2015 on equity securities, trading and sponsored investment funds. For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses increased $358.3 million for the Retirement and Income Solutions segment primarily due to an increase in reserves resulting from higher sales of single premium group and individual annuities with life contingencies.

Operating expenses decreased $61.2 million for the Corporate segment primarily due to the negative impact of a court ruling on some uncertain tax positions in 2015. Operating expenses increased $29.8 million for the Retirement and Income Solutions segment primarily due to an increase in amortization of DAC stemming from reserve gains due to changes in our own creditworthiness. Operating expenses increased $6.4 million for the U.S. Insurance Solutions segment due to higher DAC amortization, which was driven by higher earnings in our individual life insurance business. Operating expenses increased $6.0 million for the Principal International segment due to growth in the business partially offset by the weakening of the Latin American currencies against the U.S. dollar.

Income Taxes

The effective income tax rates were 16% and 6% for the three months ended March 31, 2016 and 2015, respectively. The effective income tax rate for the three months ended March 31, 2016, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, a tax benefit related to the merger of two of our Brazilian legal entities, presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income and tax credits. The effective income tax rate for the three months ended March 31, 2015, was lower than the U.S. statutory rate primarily due to a change in deferred tax balances related to the merger of two of our Chilean legal entities and income tax deductions allowed for corporate dividends received, partially offset by the negative impact of a court ruling on some uncertain tax positions. The effective income tax rate increased to 16% from 6% for the three months ended March 31, 2016 and 2015, respectively, primarily due to a change in deferred tax balances related to the merger of two of our Chilean legal entities not replicated in 2016, partially offset by the negative impact of a 2015 court ruling on some uncertain tax positions not replicated in 2016 and a tax benefit related to the merger of two of our Brazilian legal entities in 2016.

Results of Operations by Segment

For results of operations by segment see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 11, Segment Information.”

Retirement and Income Solutions Segment

Retirement and Income Solutions Segment Summary Financial Data

Net revenue is a key metric used to understand Retirement and Income Solutions earnings growth. Net revenue is defined as operating revenues less benefits, claims and settlement expenses less dividends to policyholders. Net revenue from Retirement and Income Solutions – Fee is primarily fee based and is impacted by changes in the equity markets. Net revenue from Retirement and Income Solutions – Spread is driven by the difference between investment income earned on the underlying general account assets and the interest rate credited to the contracts. Retirement and Income Solutions – Fee net revenue decreased due to deterioration in the equity markets. Retirement and Income Solutions – Spread net revenue increased due to growth in the business.

The following table presents the Retirement and Income Solutions net revenue for the periods indicated:

	For the three months ended March 31,
			Increase
	2016	2015	(decrease)
	(in millions)
Net revenue:
Retirement and Income Solutions – Fee	$363.7	$390.5	$(26.8)
Retirement and Income Solutions – Spread	114.7	106.7	8.0
Total Retirement and Income Solutions	$478.4	$497.2	$(18.8)

The following table presents certain summary financial data relating to the Retirement and Income Solutions segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2016	2015	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$694.6	$351.5	$343.1
Fees and other revenues	311.0	334.7	(23.7)
Net investment income	458.4	438.3	20.1
Total operating revenues	1,464.0	1,124.5	339.5
Expenses:
Benefits, claims and settlement expenses,
including dividends to policyholders	985.6	627.3	358.3
Operating expenses	297.0	294.3	2.7
Total expenses	1,282.6	921.6	361.0
Pre-tax operating earnings	$181.4	$202.9	$(21.5)

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased $27.8 million in our Fee business primarily due to lower fees stemming from a decrease in monthly mean account values, which resulted from a decrease in the daily average equity markets compared to the first quarter of 2015. In addition, first quarter 2015 results benefited from the transfer of the self-directed account business to a third party with no corresponding activity in first quarter 2016. Pre-tax operating earnings increased $6.3 million in our Spread business primarily due to an increase in account values resulting from growth in the business.

Net Revenue

Net revenue decreased $26.8 million in our Fee business primarily due to lower fees stemming from a decrease in monthly mean account values, which resulted from a decrease in the daily average equity markets compared to the first quarter of 2015.  In addition, first quarter 2015 results benefited from the transfer of the self-directed account business to a third party with no corresponding activity in first quarter 2016.  Net revenue increased $8.0 million in our Spread business primarily due to an increase in account values resulting from growth in the business.

Operating Expenses

Operating expenses increased $1.7 million in our Spread business primarily due to higher staff related costs resulting from an increase in pension and other postretirement benefits. Operating expenses increased $1.0 million in our Fee business primarily due to an increase in amortization of DAC stemming from weaker than assumed equity markets.

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

The following table presents the AUM rollforward for assets managed by Principal Global Investors for the periods indicated:

	For the three months ended March 31,
	2016	2015
	(in billions)
AUM, beginning of period	$360.8	$342.7
Net cash flow	0.7	6.9
Investment performance (1)	5.4	6.9
Other (2)	1.4	(1.3)
AUM, end of period	$368.3	$355.2

(1)            Variations in investment performance are primarily the result of fluctuations in market performance over time.

(2)            Primarily reflects the transfer of assets between managers and the effect of exchange rates.

The following table presents certain summary financial data relating to the Principal Global Investors segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2016	2015	(decrease)
	(in millions)
Operating revenues:
Fees and other revenues	$311.1	$327.5	$(16.4)
Net investment income (loss)	(1.6)	1.4	(3.0)
Total operating revenues	309.5	328.9	(19.4)
Expenses:
Total expenses	228.6	235.2	(6.6)

Pre-tax operating earnings attributable to noncontrolling interest	1.2	1.1	0.1
Pre-tax operating earnings	$79.7	$92.6	$(12.9)

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased primarily due to lower performance and transaction fees in the first quarter of 2016.

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

The following table presents the Principal International segment AUM rollforward for the periods indicated:

	For the three months ended March 31,
	2016	2015
	(in billions)

AUM, beginning of period	$109.9	$114.6
Net cash flow	0.9	2.3
Investment performance (1)	2.2	3.1
Operations acquired (2)	—	0.9
Effect of exchange rates	8.2	(9.8)
Other	(0.2)	(0.2)
AUM, end of period	$121.0	$110.9

(1)               Variations in investment performance are primarily the result of fluctuations in market performance over time.

(2)               Reflects the acquisition of Finansa Asset Management Limited in January 2015.

Net revenue is a key metric used to understand the earnings growth for the Principal International segment. The following table presents the net revenue of the Principal International segment for the periods indicated.

	For the three months ended March 31,
			Increase
	2016	2015	(decrease)
	(in millions)

Net revenue	$158.7	$165.5	$(6.8)

For the three months ended March 31, 2016 compared to March 31, 2015, net revenue decreased primarily due to the weakening of the Latin American currencies against the U.S. dollar. This decrease was partially offset by higher revenues in Hong Kong following the AXA acquisition in September 2015 and higher earnings in our equity method investment in China.

The following table presents certain summary financial data of the Principal International segment for the periods indicated.

	For the three months ended March 31,
			Increase
	2016	2015	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$56.6	$42.9	$13.7
Fees and other revenues	98.3	99.8	(1.5)
Net investment income	131.7	108.1	23.6
Total operating revenues	286.6	250.8	35.8
Expenses:
Benefits, claims and settlement expenses	127.9	85.3	42.6
Operating expenses	90.4	84.3	6.1
Total expenses	218.3	169.6	48.7

Pre-tax operating earnings attributable to noncontrolling interest	0.3	0.4	(0.1)
Pre-tax operating earnings	$68.0	$80.8	$(12.8)

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased primarily due to the weakening of Latin American currencies against the U.S. dollar and unfavorable market changes on our required regulatory investment in the pension funds of our Chilean pension company. These were partially offset by higher earnings in our equity method investments in China and Brazil.

Operating Revenues

Premiums increased primarily due to higher sales of single premium annuities with life contingencies in Chile partially offset by the weakening of the Chilean peso against the U.S. dollar.

Fees and other revenues decreased primarily due to the weakening of the Latin American currencies against the U.S. dollar. The decrease was partially offset by higher fees from higher average AUM in Hong Kong following the AXA acquisition in September 2015 and higher fees from higher mandatory deposits in Chile.

Net investment income increased primarily due to higher inflation-based investment returns on average invested assets and cash as a result of higher inflation in Chile, higher earnings in our equity method investments in China and Brazil and higher investment income in Hong Kong following the AXA acquisition in September 2015. These increases were partially offset by the weakening of Latin American currencies against the U.S. dollar and unfavorable market changes on our required regulatory investment in the pension funds of our Chilean pension company.

Total Expenses

Benefits, claims and settlement expenses increased in Chile primarily due to higher inflation-based investment returns on average invested assets and cash as a result of higher inflation and higher sales of single premium annuities with life contingencies. These increases were partially offset by the weakening of the Chilean peso against the U.S. dollar.

Operating expenses increased primarily due to growth in the business partially offset by the weakening of the Latin American currencies against the U.S. dollar.

U.S. Insurance Solutions Segment

Several key drivers impact earnings growth in the U.S. Insurance Solutions segment. The ability of our distribution channels to generate new sales and retain existing business drives growth in our premium and fees. Our earnings growth also depends on our ability to price our products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring and administering those products. Factors impacting pricing decisions include competitive conditions, economic trends, retention, our ability to assess and manage trends in mortality and morbidity and our ability to manage operating expenses.

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

The following table presents the U.S. Insurance Solutions segment premium and fees for the periods indicated:

	For the three months ended March 31,
			Increase
	2016	2015	(decrease)
	(in millions)
Premium and fees:
Specialty benefits insurance	$449.7	$435.6	$14.1
Individual life insurance	255.2	247.8	7.4

U.S. Insurance Solutions Segment Summary Financial Data

The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2016	2015	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$531.2	$522.0	$9.2
Fees and other revenues	173.7	161.4	12.3
Net investment income	186.0	178.3	7.7
Total operating revenues	890.9	861.7	29.2
Expenses:
Benefits, claims and settlement expenses	535.4	508.2	27.2
Dividends to policyholders	38.6	42.0	(3.4)
Operating expenses	236.4	229.6	6.8
Total expenses	810.4	779.8	30.6

Pre-tax operating earnings	$80.5	$81.9	$(1.4)

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Pre-Tax Operating Earnings

Pre-tax operating earnings in our specialty benefits insurance business decreased $8.2 million primarily due to the reinsurance premiums recovery in 2015 and a slightly less favorable loss ratio. Pre-tax operating earnings in our individual life insurance business increased $6.8 million due to higher net investment income as a result of higher prepayment fees and average invested assets.

Revenues

Premiums and fees increased $14.1 million in our specialty benefits insurance business due to growth from strong sales and retention, partially offset by the reinsurance premiums recovery in 2015. In addition, premiums and fees increased $7.4 million in our individual life insurance business primarily due to growth in the business, partially offset by higher ceded premiums.

Net investment income increased as a result of higher prepayment fees and average invested assets.

Total Expenses

Benefits, claims and settlement expenses increased $23.8 million in our specialty benefits insurance business due to growth in the business.

Operating expenses increased $5.8 million in our individual life insurance business due to higher DAC amortization, which was driven by higher earnings.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2016	2015	(decrease)
	(in millions)
Operating revenues:
Total operating revenues	$(13.1)	$(6.7)	$(6.4)
Expenses:
Total expenses	40.1	30.4	9.7

Pre-tax operating earnings attributable to noncontrolling interest	0.1	0.2	(0.1)
Pre-tax operating losses	$(53.3)	$(37.3)	$(16.0)

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Pre-Tax Operating Losses

The operating losses increased primarily due to higher interest expense associated with debt issuances that occurred in the second quarter of 2015 and lower fee revenue in Principal Securities, Inc.

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

We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised against the company at inopportune times. For example, as of March 31, 2016, approximately $8.8 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain surrender charges and other provisions limiting early surrenders.

The following table summarizes the withdrawal characteristics of our domestic general account investment contracts as of March 31, 2016.

	Contractholder funds	Percentage
	(in millions)
Not subject to discretionary withdrawal	$9,752.8	33.5%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	6,564.4	22.6
Market value adjustments	5,763.8	19.8
Subject to discretionary withdrawal without adjustments	7,017.3	24.1
Total domestic investment contracts	$29,098.4	100.0%

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

As of both March 31, 2016 and 2015, we had short-term credit facilities with various financial institutions in an aggregate amount of $1,005.0 million. As of March 31, 2016 and December 31, 2015, we had $122.6 million and $181.1 million, respectively, of outstanding borrowings, with no assets pledged as support as of March 31, 2016. During the first quarter of 2016, we extended or renewed $869.0 million of our revolving credit facilities. The facilities and their new maturity dates include a $400.0 million 5-year facility with PFG, PFS and Principal Life as co-borrowers, of which $20.0 million matures March 2020 and $380.0 million matures March 2021, a $300.0 million 364-day facility with Principal Life as borrower that matures March 2017 and a $200.0 million 3-year credit facility, with PFG, PFS, Principal Life and Principal Financial Services V (UK) LTD as co-borrowers, of which $11.0 million matures March 2020 and $189.0 million matures in March 2021. The revolving credit facilities are committed and provide 100% back-stop support for our commercial paper program. The $400.0 million facility is supported by sixteen banks through March 2020, reduced to $380.0 million supported by fifteen banks thereafter, the $300.0 million facility is supported by fifteen banks and the $200.0 million facility is supported by fifteen banks through March 2020, reduced to $189.0 million supported by fourteen banks thereafter, most of which have other relationships with us. In addition to the revolving credit facilities, Principal International Chile has the capacity to access up to $60.0 million in unsecured lines of credit offered by Chilean financial institutions and Principal Life has a $45.0 million unsecured line of credit. Due to the financial strength and the strong relationships we have with these providers, we are comfortable there is a very low risk the financial institutions would be unable or unwilling to fund these facilities.

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

Under Iowa law, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Insurance Commissioner of the State of Iowa (“the Commissioner”) to pay stockholder dividends or make any other distribution if such distributions would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limits. Extraordinary dividends include those made within the preceding twelve months that exceed the greater of (i) 10% of Principal Life’s statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year. Based on December 31, 2015, statutory results, the dividend limitation for Principal Life is approximately $937.0 million in 2016.

Total stockholder dividends paid by Principal Life to its parent as of March 31, 2016, were $300.0 million. As of March 31, 2016, we had $953.0 million of cash and liquid assets held in our holding companies and other subsidiaries which is available for corporate purposes.

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

Net cash provided by operating activities was $895.5 million and $630.9 million for the three months ended March 31, 2016 and 2015, respectively. Our insurance business typically generates positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The increase in cash provided by operating activities in 2016 compared to 2015 was primarily due to growth in the business and fluctuations in receivables and payables associated with the timing of settlements.

Net cash used in investing activities was $1,853.3 million and $229.5 million for the three months ended March 31, 2016 and 2015, respectively. The increase in cash used in investing activities in 2016 compared to 2015 was the result of increased purchases of available-for-sale securities primarily in the investment only and fixed annuities businesses.

Net cash provided by financing activities was $535.9 million for the three months ended March 31, 2016, compared to net cash used in financing activities of $813.3 million for the three months ended March 31, 2015. The increase in cash provided by financing activities was the result of net investment contract deposits in 2016 as compared to net investment contract withdrawals in 2015 primarily due to new issuances in the investment only business in 2016.

Shelf Registration. Under our current shelf registration, we have the ability to issue in unlimited amounts, unsecured senior debt securities or subordinated debt securities, junior subordinated debt, preferred stock, common stock, warrants, depository shares, stock purchase contracts and stock purchase units of PFG, trust preferred securities of three subsidiary trusts and guarantees by PFG of these trust preferred securities. Our wholly owned subsidiary, PFS, may guarantee, fully and unconditionally or otherwise, our obligations with respect to any non-convertible securities, other than common stock, described in the shelf registration.

Short-Term Debt. The components of short-term debt were as follows:

	March 31, 2016	December 31, 2015
	(in millions)
Short-term credit facilities	$97.1	$157.2
Other recourse short-term debt	25.5	23.9
Total short-term debt	$122.6	$181.1

The short-term credit facilities are used for general corporate purposes and borrowings outstanding can fluctuate as part of working capital management.

Long-Term Debt. As of March 31, 2016, there have been no significant changes to long-term debt since December 31, 2015.

Stockholders’ Equity. The following table summarizes our dividends to stockholders and repurchase of common stock.

	For the three months ended	For the year ended
	March 31, 2016	December 31, 2015
	(in millions)
Dividends to stockholders	$110.4	$441.0
Repurchase of common stock	105.6	300.6
Total cash returned to common stockholders	$216.0	$741.6

For additional stockholders’ equity information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 9, Stockholders’ Equity.”

Capitalization

The following table summarizes our capital structure:

	March 31, 2016	December 31, 2015
	($ in millions)
Debt:
Short-term debt	$122.6	$181.1
Long-term debt	3,269.1	3,265.2
Total debt	3,391.7	3,446.3

Equity excluding AOCI	10,397.7	10,194.1
Total capitalization excluding AOCI	$13,789.4	$13,640.4
Debt to equity excluding AOCI	33%	34%
Debt to capitalization excluding AOCI	25%	25%

Contractual Obligations and Contractual Commitments

As of March 31, 2016, there have been no significant changes to contractual obligations and contractual commitments since December 31, 2015.

Off-Balance Sheet Arrangements

Variable Interest Entities. We have relationships with various types of special purpose entities and other entities where we have a variable interest as described in Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 2, Variable Interest Entities.”

Guarantees and Indemnifications. As of March 31, 2016, there have been no significant changes to guarantees and indemnifications since December 31, 2015. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

Financial Strength and Credit Ratings

Our ratings are influenced by the relative ratings of our peers/competitors as well as many other factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage, ratings and other factors.

In April 2016, Standard & Poor’s (“S&P”) affirmed PFG’s credit ratings and the financial strength ratings of Principal Life and Principal National Life Insurance Company at ‘A+’. The outlook remains ‘stable’ for all ratings. Principal Life’s enterprise risk management rating was affirmed as ‘Strong’. The rating affirmation reflects S&P’s view that we are a leading competitor in the U.S. small to midsize 401K market, with strong asset management and insurance solution capabilities, strong competitive position supported by respected brand, diversified and sophisticated product portfolio and positive operating performance.

In January 2016, A.M. Best affirmed the credit ratings and financial strength ratings of Principal Life and Principal National Life Insurance Company at ‘A+’. The outlook remains ‘stable’ for all ratings. The affirmation reflects our strong business profile, consistently good sales and operating results and good financial flexibility.

In November 2015, Fitch affirmed PFG’s credit ratings and the financial strength ratings of Principal Life and Principal National Life Insurance Company at ‘AA-’. The outlook remains ‘stable’ for all ratings. The affirmation reflects PFG’s strong capitalization and stable, balanced operating profitability, partially offset by above average exposure to direct mortgages and structured mortgage securities.

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

Standard &
	A.M. Best	Fitch	Poor’s	Moody’s
Principal Financial Group
Senior Unsecured Debt (1)	a-		BBB+	Baa2
Junior Subordinated Debt (2)	bbb+		BBB	Baa3
Principal Financial Services
Senior Unsecured Debt	a-		BBB+	Baa1
Commercial Paper	AMB-1		A-2	P-2
Principal Life Insurance Company
Insurer Financial Strength	A+	AA-	A+	A1
Issuer Credit Rating	aa-
Commercial Paper	AMB-1+		A-1+	P-1
Enterprise Risk Management Rating			Strong
Principal National Life Insurance Company
Insurer Financial Strength	A+	AA-	A+	A1

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

As of March 31, 2016, 40% of our net assets (liabilities) were Level 1, 56% were Level 2 and 4% were Level 3. Excluding separate account assets as of March 31, 2016, 4% of our net assets (liabilities) were Level 1, 95% were Level 2 and 1% were Level 3.

As of December 31, 2015, 39% of our net assets (liabilities) were Level 1, 57% were Level 2 and 4% were Level 3. Excluding separate account assets as of December 31, 2015, 4% of our net assets (liabilities) were Level 1, 95% were Level 2 and 1% were Level 3.

Changes in Level 3 Fair Value Measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2016, were $7,399.9 million as compared to $7,318.6 million as of December 31, 2015. The increase was primarily related to gains on other invested assets and real estate included in our separate account assets. The increase was partially offset by net sales in our separate account assets.

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2015, were $6,315.4 million as compared to $6,350.1 million as of December 31, 2014. The decrease was primarily related to losses on bifurcated embedded derivatives in investment contracts and derivative liabilities as well as a sale of certain real estate where the fair value option was elected. This decrease was partially offset by gains on other invested assets and real estate included in our separate account assets.

Investments

We had total consolidated assets as of March 31, 2016, of $217,570.0 million, of which $73,807.5 million were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk; therefore, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of March 31, 2016, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans. The remainder is invested in other investments, residential mortgage loans, real estate and equity securities. In addition, policy loans are included in our invested assets.

	March 31, 2016		December 31, 2015
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$37,922.2	51%	$35,308.9	50%
Private	15,810.7	21	15,344.4	22
Equity securities	1,365.7	2	1,307.2	2
Mortgage loans:
Commercial	11,240.6	15	11,237.8	16
Residential	1,138.1	2	1,101.6	2
Real estate held for sale	201.0	—	169.7	—
Real estate held for investment	1,285.6	2	1,282.1	2
Policy loans	819.7	1	817.1	1
Other investments	4,023.9	6	3,251.7	5
Total invested assets	73,807.5	100%	69,820.5	100%
Cash and cash equivalents	2,142.9		2,564.8
Total invested assets and cash	$75,950.4		$72,385.3

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

	For the three months ended March 31,
	2016		2015		Increase (decrease)
	Yield	Amount	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturities	4.4%	$549.7	4.3%	$511.8	0.1%	$37.9
Equity securities	5.4	18.1	9.7	24.0	(4.3)	(5.9)
Mortgage loans - commercial	4.5	125.2	4.7	125.0	(0.2)	0.2
Mortgage loans - residential	5.4	15.0	4.1	11.4	1.3	3.6
Real estate	5.3	19.6	4.9	16.8	0.4	2.8
Policy loans	5.5	11.3	5.7	11.8	(0.2)	(0.5)
Cash and cash equivalents	0.6	3.7	0.4	1.8	0.2	1.9
Other investments	4.4	39.7	4.9	40.4	(0.5)	(0.7)
Total before investment expenses	4.3	782.3	4.4	743.0	(0.1)	39.3
Investment expenses	(0.1)	(20.6)	(0.1)	(19.1)	—	(1.5)
Net investment income	4.2%	$761.7	4.3%	$723.9	(0.1)%	$37.8

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net investment income increased primarily due to higher inflation-based investment returns on average invested assets and cash as a result of higher inflation in Chile. In our U.S. operations, net investment income increased primarily due to an increase in average invested assets, partially offset by lower investment yields on our average invested assets and cash.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains and losses for our invested assets for the periods indicated.

	For the three months ended March 31,
	2016	2015	Increase (decrease)
	(in millions)
Fixed maturities, available-for-sale – credit impairments (1)	$(48.1)	$(7.5)	$(40.6)
Commercial mortgages – credit impairments	0.4	(0.6)	1.0
Other – credit impairments	2.1	(1.8)	3.9
Fixed maturities, available-for-sale and trading – noncredit	9.6	9.0	0.6
Derivatives and related hedge activities	193.7	50.0	143.7
Other gains (losses)	(21.1)	17.1	(38.2)
Net realized capital gains	$136.6	$66.2	$70.4

(1)                                 Includes credit impairments as well as losses on sales of fixed maturities to reduce credit risk, net of realized credit recoveries on the sale of previously impaired securities. Credit gains on sales, excluding associated foreign currency fluctuations that are included in derivatives and related hedging activities, resulted in a net gain of $0.0 million for both the three months ended March 31, 2016 and 2015.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net realized capital losses on fixed maturities, available-for-sale – credit impairments increased primarily due to higher impairments on corporate fixed maturities in the energy sector.

Net realized capital gains on derivatives and related hedge activities increased primarily due to increased gains on the GMWB embedded derivatives, including changes in the spread reflecting our own creditworthiness, and related hedging instruments, increased gains on interest rate swap derivatives not designated as hedging instruments due to changes in interest rates and gains in 2016 compared to losses in 2015 on currency forwards and currency swaps due to changes in exchange rates.

Other gains (losses) reflected losses in 2016 as compared to gains in 2015 primarily related to equity securities, trading and sponsored investment funds.

U.S. Investment Operations

Of our invested assets, $66,780.4 million were held by our U.S. operations as of March 31, 2016. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect policyholders’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing the credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

•                  credit risk, relating to the uncertainty associated with the continued ability of an obligor to make timely payments of principal and interest and

•                  interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves.

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of March 31, 2016, eleven members served on the Investment Committee, one of whom is a member of our Board of Directors. The remaining members were senior management members representing various areas of our company.

We purchase credit default swaps to hedge certain credit exposures in our investment portfolio and total return swaps and futures to hedge a portion of our investment portfolio from credit losses. We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $213.2 million and $213.2 million, total return swaps of $90.0 million and $90.0 million, and futures of $12.1 million and $13.1 million as of March 31, 2016 and December 31, 2015, respectively. We sell credit default swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Derivative Financial Instruments” under the caption, “Credit Derivatives Sold.”

We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, were $1,812.4 million and 3.7%, respectively, as of March 31, 2016 and $1,554.9 million and 3.9%, respectively, as of December 31, 2015. In addition, the amortized cost and weighted average yield of residential mortgage-backed pass-through securities, residential collateralized mortgage obligations, and asset-backed securities - home equity with material prepayment risk were $4,406.8 million and 3.3%, respectively, as of March 31, 2016 and $4,391.9 million and 3.3%, respectively, as of December 31, 2015.

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

	Weighted average loan-to-value ratio		Debt service coverage ratio
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015

New mortgages	52%	50%	2.2X	3.1X
Entire mortgage portfolio	46%	46%	2.7X	2.7X

Our investment decisions and objectives are a function of the underlying risks and product profiles of each primary business operation. In addition, we diversify our product portfolio offerings to include products that contain features that will protect us against fluctuations in interest rates. Those features include adjustable crediting rates, policy surrender charges and market value adjustments on liquidations. For further information on our management of interest rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

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

	March 31, 2016		December 31, 2015
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$34,096.7	51%	$31,756.0	50%
Private	15,809.7	24	15,342.8	24
Equity securities	307.8	—	306.2	1
Mortgage loans:
Commercial	11,195.3	17	11,194.9	18
Residential	606.6	1	596.1	1
Real estate held for sale	198.0	—	166.8	—
Real estate held for investment	1,283.8	2	1,280.4	2
Policy loans	797.2	1	796.3	1
Other investments	2,485.3	4	1,877.4	3
Total invested assets	66,780.4	100%	63,316.9	100%
Cash and cash equivalents	1,921.0		2,292.9
Total invested assets and cash	$68,701.4		$65,609.8

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain nonredeemable preferred securities. Included in the privately placed category as of March 31, 2016 and December 31, 2015, were $10.7 billion and $10.4 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

Fixed maturities were diversified by category of issuer, as shown in the following table for the periods indicated.

	March 31, 2016		December 31, 2015
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total
	($ in millions)

U.S. government and agencies	$1,778.0	4%	$1,649.0	3%
States and political subdivisions	5,210.6	10	4,784.1	10
Non-U.S. governments	479.3	1	423.9	1
Corporate - public	17,908.3	36	16,407.7	35
Corporate - private	12,310.6	25	12,049.1	26
Residential mortgage-backed pass-through securities	2,638.1	5	2,640.2	6
Commercial mortgage-backed securities	4,119.7	8	3,860.4	8
Residential collateralized mortgage obligations	1,641.5	3	1,556.4	3
Asset-backed securities	3,820.3	8	3,728.0	8
Total fixed maturities	$49,906.4	100%	$47,098.8	100%

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

CMBS provide varying levels of credit protection, diversification and reduced event risk depending on the securities owned and composition of the loan pool. CMBS are predominantly comprised of large pool securitizations that are diverse by property type, borrower and geographic dispersion. The risks to any CMBS deal are determined by the credit quality of the underlying loans and how those loans perform over time. Another key risk is the vintage of the underlying loans and the state of the markets during a particular vintage. In the CMBS market, there is a material difference in the outlook for the performance of loans originated in 2004 and earlier relative to loans originated in 2005 through 2008. For loans originated prior to 2005, underwriting assumptions were more conservative regarding required debt service coverage and loan-to-value ratios. For the 2005 through 2008 vintages, real estate values peaked and the underwriting expectations were that values would continue to increase, which makes those loan values more sensitive to market declines. The 2009 through 2016 vintages represent a return to debt service coverage ratios and loan-to-value ratios that more closely resemble loans originated prior to 2005.

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 21% of total fixed maturities as of March 31, 2016 and 22% as of December 31, 2015. It is comprised of corporate and foreign government fixed maturities. The following table presents the carrying amount of our international exposure for our U.S. operation’s fixed maturities portfolio for the periods indicated.

	March 31, 2016	December 31, 2015
	(in millions)

European Union, excluding UK	$3,419.2	$3,247.1
United Kingdom	2,180.5	2,293.2
Asia-Pacific	1,514.1	1,469.1
Australia/New Zealand	1,228.0	1,162.0
Latin America	895.3	885.9
Europe, non-European Union	825.5	824.3
Middle East and Africa	312.9	304.3
Other (1)	268.4	266.5
Total	$10,643.9	$10,452.4

(1)              Includes exposure from 2 countries and various supranational organizations as of both March 31, 2016, and December 31, 2015.

International fixed maturities exposure is determined by the country of domicile of the parent entity of an individual asset. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of March 31, 2016 and December 31, 2015, our investments in Canada totaled $1,415.6 million and $1,310.5 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The following table presents our top ten exposures as of March 31, 2016.

Amortized cost
(in millions)

Berkshire Hathaway Inc.	$213.1
AT&T Inc.	186.5
People’s Republic of China	176.6
Province of Quebec	176.1
Wells Fargo & Company	163.9
Verizon Communications Inc.	157.2
General Electric Company	154.3
Comcast Corporation	151.1
Exelon Corporation	149.0
Bank of America Corporation	144.7
Total top ten exposures	$1,672.5

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

		March 31, 2016			December 31, 2015
				Percent of			Percent of
NAIC		Amortized	Carrying	carrying	Amortized	Carrying	carrying
rating	Rating agency equivalent	cost	amount	amount	cost	amount	amount
		($ in millions)

1	AAA/AA/A	$31,202.8	$32,795.1	66%	$29,661.4	$30,712.8	65%
2	BBB	12,757.5	13,298.0	27	12,562.1	12,827.2	27
3	BB	3,090.2	3,013.8	6	2,932.2	2,829.1	7
4	B	719.2	638.3	1	606.4	547.3	1
5	CCC and lower	152.5	107.5	—	219.6	139.7	—
6	In or near default	80.7	53.7	—	46.5	42.7	—
	Total fixed maturities	$48,002.9	$49,906.4	100%	$46,028.2	$47,098.8	100%

Fixed maturities include 51 securities with an amortized cost of $410.1 million, gross gains of $7.8 million, gross losses of $1.9 million and a carrying amount of $416.0 million as of March 31, 2016, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities. As of March 31, 2016, based on amortized cost, 94% of our CMBS portfolio had an NAIC rating of 1 and 58% was issued during the more conservative underwriting periods prior to 2005 and after 2008.

The following tables present our exposure by credit quality, based on NAIC ratings, and year of issuance (“vintage”) for our CMBS portfolio as of the periods indicated.

	March 31, 2016
	2004 and prior		2005 to 2008		2009 and after		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
NAIC rating	cost	amount	cost	amount	cost	amount	cost	amount
	(in millions)

1	$152.2	$161.6	$1,500.2	$1,506.4	$2,218.2	$2,215.5	$3,870.6	$3,883.5
2	7.7	8.0	84.3	83.5	—	—	92.0	91.5
3	—	—	67.8	58.4	—	—	67.8	58.4
4	4.0	3.8	48.8	41.5	—	—	52.8	45.3
5	3.7	1.8	34.3	28.0	—	—	38.0	29.8
6	2.5	2.7	10.6	8.5	—	—	13.1	11.2
Total (1)	$170.1	$177.9	$1,746.0	$1,726.3	$2,218.2	$2,215.5	$4,134.3	$4,119.7

(1)              The CMBS portfolio included agency CMBS with a $397.2 million amortized cost and a $400.9 million carrying amount.

	December 31, 2015
	2004 and prior		2005 to 2008		2009 and after		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
NAIC rating	cost	amount	cost	amount	cost	amount	cost	amount
	(in millions)

1	$170.8	$181.6	$1,561.8	$1,581.3	$1,848.9	$1,828.3	$3,581.5	$3,591.2
2	0.9	0.9	66.1	66.7	1.2	1.2	68.2	68.8
3	—	—	90.6	88.7	—	—	90.6	88.7
4	4.4	4.2	45.8	38.7	—	—	50.2	42.9
5	3.9	2.2	63.6	53.8	—	—	67.5	56.0
6	3.0	3.3	11.6	9.5	—	—	14.6	12.8
Total (1)	$183.0	$192.2	$1,839.5	$1,838.7	$1,850.1	$1,829.5	$3,872.6	$3,860.4

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

	March 31, 2016	December 31, 2015
	($ in millions)

Total fixed maturities (public and private)	$49,906.4	$47,098.8
Problem fixed maturities (1)	$72.3	$71.8
Potential problem fixed maturities	147.9	172.0
Total problem, potential problem and restructured fixed maturities	$220.2	$243.8
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	0.44%	0.52%

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

A number of significant risks and uncertainties are inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include: (1) the risk that our assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, (3) the risk that our investment professionals are making decisions based on fraudulent or misstated information in the financial statements provided by issuers and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to not sell the security prior to recovery of its amortized cost. Any of these situations could result in a charge to net income in a future period.

The net realized loss relating to other-than-temporary credit impairments and credit related sales of fixed maturities was $48.1 million and $7.3 million for the three months ended March 31, 2016 and 2015, respectively.

Fixed Maturities Available-for-Sale

The following tables present our fixed maturities available-for-sale by industry category and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in AOCI, as of the periods indicated.

	March 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	amount
	(in millions)

Finance — Banking	$3,968.4	$119.9	$155.0	$3,933.3
Finance — Brokerage	265.7	18.4	0.7	283.4
Finance — Finance Companies	215.8	3.9	0.7	219.0
Finance — Financial Other	499.8	52.1	3.2	548.7
Finance — Insurance	2,371.5	233.6	14.9	2,590.2
Finance — REITS	925.4	38.9	4.5	959.8
Industrial — Basic Industry	1,257.5	40.4	43.0	1,254.9
Industrial — Capital Goods	1,844.6	133.1	4.4	1,973.3
Industrial — Communications	2,489.1	236.1	7.6	2,717.6
Industrial — Consumer Cyclical	1,410.6	75.3	3.1	1,482.8
Industrial — Consumer Non-Cyclical	3,342.8	219.7	5.7	3,556.8
Industrial — Energy	2,729.1	93.0	171.0	2,651.1
Industrial — Other	287.8	15.6	0.3	303.1
Industrial — Technology	1,280.4	51.5	1.6	1,330.3
Industrial — Transportation	1,206.6	62.9	9.3	1,260.2
Utility — Electric	3,097.9	227.7	11.8	3,313.8
Utility — Natural Gas	235.2	12.8	1.4	246.6
Utility — Other	224.4	21.0	—	245.4
Government guaranteed	1,117.6	112.5	11.9	1,218.2
Total corporate securities	28,770.2	1,768.4	450.1	30,088.5

Residential mortgage-backed pass-through securities	2,503.8	112.0	1.9	2,613.9
Commercial mortgage-backed securities	4,132.1	64.0	78.6	4,117.5
Residential collateralized mortgage obligations	1,561.9	38.5	4.2	1,596.2
Asset-backed securities — Home equity (1)	271.6	13.5	13.0	272.1
Asset-backed securities — All other	2,767.9	11.8	15.0	2,764.7
Collateralized debt obligations — Credit	52.2	—	20.8	31.4
Collateralized debt obligations — CMBS	3.1	—	—	3.1
Collateralized debt obligations — Loans	724.3	0.4	11.1	713.6
Total mortgage-backed and other asset-backed securities	12,016.9	240.2	144.6	12,112.5

U.S. government and agencies	1,515.2	60.1	0.7	1,574.6
States and political subdivisions	4,785.1	339.7	2.8	5,122.0
Non-U.S. governments	386.0	93.3	—	479.3
Total fixed maturities, available-for-sale	$47,473.4	$2,501.7	$598.2	$49,376.9

(1) This exposure is all related to sub-prime mortgage loans.

	December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	amount
	(in millions)

Finance — Banking	$3,726.1	$103.9	$121.1	$3,708.9
Finance — Brokerage	275.0	13.9	1.7	287.2
Finance — Finance Companies	191.2	3.5	1.0	193.7
Finance — Financial Other	476.8	47.3	1.3	522.8
Finance — Insurance	2,211.9	191.2	16.2	2,386.9
Finance — REITS	826.0	26.6	6.7	845.9
Industrial — Basic Industry	1,305.7	31.3	87.2	1,249.8
Industrial — Capital Goods	1,782.1	101.8	13.8	1,870.1
Industrial — Communications	2,271.1	168.8	20.2	2,419.7
Industrial — Consumer Cyclical	1,454.7	52.8	8.5	1,499.0
Industrial — Consumer Non-Cyclical	3,210.3	137.6	15.4	3,332.5
Industrial — Energy	2,801.8	81.6	228.3	2,655.1
Industrial — Other	313.1	11.5	1.7	322.9
Industrial — Technology	1,239.8	28.4	5.7	1,262.5
Industrial — Transportation	1,111.3	39.0	21.1	1,129.2
Utility — Electric	2,806.6	162.6	23.8	2,945.4
Utility — Natural Gas	240.5	9.6	2.2	247.9
Utility — Other	235.9	14.6	0.3	250.2
Government guaranteed	1,121.7	92.8	20.1	1,194.4
Total corporate securities	27,601.6	1,318.8	596.3	28,324.1

Residential mortgage-backed pass-through securities	2,537.2	89.0	11.9	2,614.3
Commercial mortgage-backed securities	3,870.3	65.3	77.5	3,858.1
Residential collateralized mortgage obligations	1,496.9	18.3	11.0	1,504.2
Asset-backed securities — Home equity (1)	279.7	14.5	10.5	283.7
Asset-backed securities — All other	2,753.1	6.4	13.9	2,745.6
Collateralized debt obligations — Credit	52.2	—	19.4	32.8
Collateralized debt obligations — CMBS	3.3	0.1	—	3.4
Collateralized debt obligations — Loans	633.3	1.3	7.2	627.4
Total mortgage-backed and other asset-backed securities	11,626.0	194.9	151.4	11,669.5

U.S. government and agencies	1,434.7	23.3	8.2	1,449.8
States and political subdivisions	4,477.5	234.5	19.3	4,692.7
Non-U.S. governments	349.6	77.1	2.8	423.9
Total fixed maturities, available-for-sale	$45,489.4	$1,848.6	$778.0	$46,560.0

(1)         This exposure is all related to sub-prime mortgage loans.

Of the $598.2 million in gross unrealized losses as of March 31, 2016, $3.8 million in losses were attributed to securities scheduled to mature in one year or less, $82.9 million attributed to securities scheduled to mature between one to five years, $97.9 million attributed to securities scheduled to mature between five to ten years, $269.0 million attributed to securities scheduled to mature after ten years and $144.6 million related to mortgage-backed and other ABS that are not classified by maturity year. As of March 31, 2016, we were in a $1,903.5 million net unrealized gain position as compared to a $1,070.6 million net unrealized gain position as of December 31, 2015. The $832.9 million increase in net unrealized gains for the three months ended March 31, 2016, can primarily be attributed to an approximate 46 basis points decrease in interest rates, partially offset by widening of credit spreads.

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

	March 31, 2016				December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Carrying	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	amount	cost	gains	losses	amount
	(in millions)
Investment grade:
Public	$30,203.6	$1,766.8	$205.7	$31,764.7	$28,703.7	$1,285.3	$327.9	$29,661.1
Private	13,267.1	665.5	93.8	13,838.8	13,025.3	505.3	146.2	13,384.4
Below investment grade:
Public	2,096.4	26.8	182.6	1,940.6	1,844.1	20.2	170.4	1,693.9
Private	1,906.3	42.6	116.1	1,832.8	1,916.3	37.8	133.5	1,820.6
Total fixed maturities,
available-for-sale	$47,473.4	$2,501.7	$598.2	$49,376.9	$45,489.4	$1,848.6	$778.0	$46,560.0

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	March 31, 2016
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$1,081.0	$13.0	$774.7	$8.7	$1,855.7	$21.7
Greater than three to six months	990.5	18.7	737.4	9.0	1,727.9	27.7
Greater than six to nine months	566.2	22.9	522.5	14.7	1,088.7	37.6
Greater than nine to twelve months	796.6	29.5	609.1	15.5	1,405.7	45.0
Greater than twelve to twenty-four months	491.3	19.8	364.3	12.4	855.6	32.2
Greater than twenty-four to thirty-six months	190.1	7.1	166.4	4.6	356.5	11.7
Greater than thirty-six months	396.2	94.7	132.0	28.9	528.2	123.6
Total fixed maturities, available-for-sale	$4,511.9	$205.7	$3,306.4	$93.8	$7,818.3	$299.5

	December 31, 2015
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$4,768.8	$56.7	$2,748.9	$27.4	$7,517.7	$84.1
Greater than three to six months	817.4	37.3	699.0	25.9	1,516.4	63.2
Greater than six to nine months	1,851.3	86.2	931.9	44.0	2,783.2	130.2
Greater than nine to twelve months	476.1	19.7	171.0	7.0	647.1	26.7
Greater than twelve to twenty-four months	278.1	38.5	219.9	9.4	498.0	47.9
Greater than twenty-four to thirty-six months	313.6	12.7	191.6	10.5	505.2	23.2
Greater than thirty-six months	400.3	76.8	135.2	22.0	535.5	98.8
Total fixed maturities, available-for-sale	$8,905.6	$327.9	$5,097.5	$146.2	$14,003.1	$474.1

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on below investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	March 31, 2016
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$165.1	$2.7	$123.8	$1.7	$288.9	$4.4
Greater than three to six months	219.0	8.7	131.1	3.2	350.1	11.9
Greater than six to nine months	157.0	17.9	130.2	4.2	287.2	22.1
Greater than nine to twelve months	111.3	20.5	159.2	16.8	270.5	37.3
Greater than twelve to twenty-four months	206.5	65.6	184.2	51.0	390.7	116.6
Greater than twenty-four to thirty-six months	13.0	2.0	69.9	5.7	82.9	7.7
Greater than thirty-six months	150.0	65.2	86.6	33.5	236.6	98.7
Total fixed maturities, available-for-sale	$1,021.9	$182.6	$885.0	$116.1	$1,906.9	$298.7

	December 31, 2015
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$316.2	$8.5	$380.3	$4.9	$696.5	$13.4
Greater than three to six months	122.4	15.7	154.0	6.4	276.4	22.1
Greater than six to nine months	109.9	17.6	203.6	19.1	313.5	36.7
Greater than nine to twelve months	20.3	5.0	44.9	2.0	65.2	7.0
Greater than twelve to twenty-four months	156.6	67.8	200.9	67.0	357.5	134.8
Greater than twenty-four to thirty-six months	15.5	3.0	36.5	1.4	52.0	4.4
Greater than thirty-six months	181.0	52.8	78.0	32.7	259.0	85.5
Total fixed maturities, available-for-sale	$921.9	$170.4	$1,098.2	$133.5	$2,020.1	$303.9

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on fixed maturities available-for-sale where the estimated fair value had declined and remained below amortized cost by 20% or more as of the periods indicated.

	March 31, 2016
	Problem, potential		All other fixed
	problem and restructured		maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$26.7	$8.0	$48.7	$13.2	$75.4	$21.2
Greater than three to six months	7.5	8.1	97.1	37.6	104.6	45.7
Greater than six to nine months	29.3	45.4	33.3	14.3	62.6	59.7
Greater than nine to twelve months	8.4	13.5	22.6	21.6	31.0	35.1
Greater than twelve months	27.9	21.2	256.8	148.7	284.7	169.9
Total fixed maturities, available-for-sale	$99.8	$96.2	$458.5	$235.4	$558.3	$331.6

	December 31, 2015
	Problem, potential		All other fixed
	problem and restructured		maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$13.6	$13.9	$321.0	$110.4	$334.6	$124.3
Greater than three to six months	35.3	49.3	30.7	18.1	66.0	67.4
Greater than six to nine months	9.6	27.8	25.2	19.5	34.8	47.3
Greater than nine to twelve months	3.4	1.1	49.2	19.1	52.6	20.2
Greater than twelve months	23.7	25.9	237.5	106.4	261.2	132.3
Total fixed maturities, available-for-sale	$85.6	$118.0	$663.6	$273.5	$749.2	$391.5

Mortgage Loans

Mortgage loans consist of commercial mortgage loans on real estate and residential mortgage loans. The carrying amount of our commercial mortgage loan portfolio was $11,195.3 million and $11,194.9 million as of March 31, 2016 and December 31, 2015, respectively. The carrying amount of our residential mortgage loan portfolio was $606.6 million and $596.1 million as of March 31, 2016 and December 31, 2015, respectively.

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

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 18% of our commercial mortgage loan portfolio before valuation allowance as of both March 31, 2016 and December 31, 2015. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The typical borrower in our commercial loan portfolio is a single purpose entity or single asset entity. As of March 31, 2016 and December 31, 2015, the total number of commercial mortgage loans outstanding was 860 and 878, of which 59% and 60% were for loans with principal balances less than $10.0 million, respectively. The average loan size of our commercial mortgage portfolio was $13.0 million and $12.8 million as of March 31, 2016 and December 31, 2015, respectively.

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

	March 31, 2016	December 31, 2015
	($ in millions)

Total commercial mortgages	$11,195.3	$11,194.9
Potential problem commercial mortgages	$9.5	$16.2
Total problem, potential problem and restructured commercial mortgages	$9.5	$16.2
Total problem, potential problem and restructured commercial mortgages
as a percent of total commercial mortgages	0.08%	0.14%

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

The following table represents our commercial mortgage loan valuation allowance for the periods indicated.

	For the three months ended March 31, 2016	For the year ended December 31, 2015
	($ in millions)

Balance, beginning of period	$27.5	$26.9
Provision	(0.4)	4.0
Charge-offs	—	(3.5)
Recoveries	—	0.1
Balance, end of period	$27.1	$27.5
Valuation allowance as % of carrying value before reserves	0.24%	0.25%

Residential Mortgage Loans. The residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $207.3 million and $218.8 million and first lien mortgages with an amortized cost of $421.2 million and $401.2 million as of March 31, 2016 and December 31, 2015, respectively. The home equity loans are generally second lien mortgages made up of closed-end loans and lines of credit. Non-performing residential mortgage loans, which are defined as loans 90 days or greater delinquent plus non-accrual loans, totaled $15.0 million and $16.0 million as of March 31, 2016 and December 31, 2015, respectively.

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

	For the three months ended March 31, 2016	For the year ended December 31, 2015
	($ in millions)

Balance, beginning of period	$23.9	$29.1
Provision	(2.0)	0.1
Charge-offs	(0.8)	(8.9)
Recoveries	0.8	3.6
Balance, end of period	$21.9	$23.9
Valuation allowance as % of carrying value before reserves	3.5%	3.9%

Real Estate

Real estate consists primarily of commercial equity real estate. As of March 31, 2016 and December 31, 2015, the carrying amount of our equity real estate investment was $1,481.8 million, or 2%, and $1,447.2 million, or 2%, of U.S. invested assets, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $1,283.8 million and $1,280.4 million as of March 31, 2016 and December 31, 2015, respectively. The carrying value of real estate held for investment is generally adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized capital losses in our consolidated results of operations. Impairment adjustments recorded for the year ended December 31, 2015 were $2.9 million. No such impairment adjustments were recorded for the three months ended March 31, 2016.

The carrying amount of real estate held for sale was $198.0 million and $166.8 million as of March 31, 2016 and December 31, 2015, respectively. Once we identify a real estate property to be sold and it is probable that it will be sold, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. No valuation allowance was established during the three months ended March 31, 2016, or the year ended December 31, 2015.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country. As of March 31, 2016, our equity real estate portfolio was concentrated in the Pacific (35%), South Atlantic (19%), and West South Central (19%) regions of the United States. By property type, we had a concentration in office (46%) and apartments (26%) as of March 31, 2016.

Other Investments

Our other investments totaled $2,485.3 million as of March 31, 2016, compared to $1,877.4 million as of December 31, 2015. Derivative assets accounted for $1,046.2 million and $659.6 million in other investments as of March 31, 2016 and December 31, 2015, respectively. The remaining invested assets are primarily related to equity method investments, which include real estate properties owned jointly with venture partners and operated by the partners, and sponsored investment funds.

International Investment Operations

Of our invested assets, $7,027.1 million were held by our Principal International segment as of March 31, 2016. The assets are primarily managed by the local Principal International affiliate. Due to the regulatory constraints in each country, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets is fixed maturities. The following table excludes invested assets of the separate accounts.

	March 31, 2016		December 31, 2015
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total
	($ in millions)
Fixed maturities:
Public	$3,825.5	54%	$3,552.9	55%
Private	1.0	—	1.6	—
Equity securities	1,057.9	15	1,001.0	15
Mortgage loans:
Commercial	45.3	1	42.9	1
Residential	531.5	8	505.5	8
Real estate held for sale	3.0	—	2.9	—
Real estate held for investment	1.8	—	1.7	—
Policy loans	22.5	—	20.8	—
Other investments:
Direct financing leases	870.2	12	819.3	13
Investment in equity method subsidiaries	549.3	8	485.7	7
Derivative assets and other investments	119.1	2	69.3	1
Total invested assets	7,027.1	100%	6,503.6	100%
Cash and cash equivalents	221.9		271.9
Total invested assets and cash	$7,249.0		$6,775.5

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

•                  We may have timing differences between when new liabilities are priced and when assets are purchased or procured that can cause fluctuations in profitability if interest rates move materially in the interim.

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

•                  During periods of sustained low interest rates, the interest rates that we earn on our assets may be lower than the rates assumed in pricing our insurance products, thereby reducing our profitability. If interest rates remain low over a sustained period of time, this may result in increases in our reserves and/or unlocking of our DAC asset and other actuarial balances. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Deferred Acquisition Costs and Other Actuarial Balances” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

•                  We are exposed to interest rate risk based upon the discount rate assumption used for purposes of valuing our pension and OPEB obligations. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefit Plans” in our Annual Report on Form 10-K for the year ended December 31, 2015.

An increase in market interest rates may cause the fair value of our financial assets to decline. The reduction in the fair value of our financial assets would be partly offset by a corresponding reduction in the fair value of our financial liabilities. The following tables show the net estimated potential loss in fair value at a total company level from a hypothetical 100 basis point immediate, parallel increase in interest rates as of March 31, 2016, and December 31, 2015. Our selection of a 100 basis point immediate, parallel increase in interest rates is a hypothetical rate scenario we use to demonstrate potential risk. While a 100 basis point immediate, parallel increase does not represent our view of future market changes, it is a near term reasonably possible hypothetical change that illustrates the potential impact of such events. While these fair value measurements provide a representation of interest rate sensitivity, they are based on our portfolio exposures at a point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio transactions in response to new business, management’s assessment of changing market conditions and available investment opportunities.

	March 31, 2016
			Hypothetical fair
			value after +100	Hypothetical
		Asset (liability)	basis point parallel	changes in
	Notional	fair value	yield curve shift	fair value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities, available-for-sale		$53,045.4	$50,420.0	$(2,625.4)
Fixed maturities, trading		687.5	660.1	(27.4)
Mortgage loans		12,913.1	12,339.3	(573.8)
Policy loans		1,058.9	967.5	(91.4)
Equity securities, trading		750.4	721.7	(28.7)
Other investments		200.3	195.0	(5.3)

Financial liabilities with interest rate risk:
Investment contracts		(29,861.5)	(28,902.5)	959.0
Long-term debt		(3,447.2)	(3,205.1)	242.1
Bank deposits		(2,077.5)	(2,065.8)	11.7

Derivatives with interest rate risk:
Interest rate swaps	$23,273.0	234.1	77.5	(156.6)
Currency swaps	1,754.1	(53.6)	(63.2)	(9.6)
Equity options	3,708.1	(38.1)	(98.0)	(59.9)
Interest rate options	4,900.0	46.4	31.4	(15.0)
Swaptions	177.0	—	0.9	0.9
Interest rate futures	338.0	(0.2)	23.9	24.1

Net estimated potential loss in fair value				$(2,355.3)

	December 31, 2015
			Hypothetical fair
			value after +100	Hypothetical
		Asset (liability)	basis point parallel	changes in
	Notional	fair value	yield curve shift	fair value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities, available-for-sale		$49,966.5	$47,451.1	$(2,515.4)
Fixed maturities, trading		686.8	663.1	(23.7)
Mortgage loans		12,653.5	12,093.4	(560.1)
Policy loans		1,023.1	931.7	(91.4)
Equity securities, trading		721.3	693.5	(27.8)
Other investments		200.1	195.4	(4.7)

Financial liabilities with interest rate risk:
Investment contracts		(28,880.6)	(28,053.4)	827.2
Long-term debt		(3,411.9)	(3,152.6)	259.3
Bank deposits		(2,074.4)	(2,065.4)	9.0

Derivatives with interest rate risk:
Interest rate swaps	$21,704.2	81.1	(210.1)	(291.2)
Currency swaps	1,751.0	(113.5)	(121.1)	(7.6)
Equity options	3,604.8	(72.4)	(131.4)	(59.0)
Interest rate options	4,900.0	33.3	25.8	(7.5)
Swaptions	259.0	—	1.1	1.1
Interest rate futures	162.0	0.5	9.7	9.2

Net estimated potential loss in fair value				$(2,482.6)

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

The tables above do not include approximately $34,320.8 million of liabilities relating to insurance contracts involving significant mortality or morbidity risk as of March 31, 2016 and $33,137.0 million as of December 31, 2015, which are not considered financial liabilities. We believe the interest rate sensitivities of these insurance liabilities would economically serve as a partial offset to the net interest rate risk of the financial assets and liabilities that are set forth in these tables.

Our net estimated potential loss in fair value as of March 31, 2016, decreased $127.3 million from December 31, 2015, primarily due to an increase in the duration of our financial liabilities with interest rate risk and an increase in our exposure to pay fixed interest rate swaps due to hedging needs, partly offset by an increase in our invested assets.

The following table provides detail on the differences between the interest rates being credited to contractholders as of March 31, 2016, and the respective guaranteed minimum interest rates (“GMIRs”), broken down by GMIR level within the Retirement and Income Solutions and U.S. Insurance Solutions segments.

	Account values (1)
		Excess of crediting rates over GMIR:
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total
	($ in millions)

Guaranteed minimum interest rate
Retirement and Income Solutions
Up to 1.00%	$598.7	$810.8	$4,863.2	$1,125.9	$162.2	$7,560.8
1.01% - 2.00%	403.3	762.8	6.1	25.8	—	1,198.0
2.01% - 3.00%	6,446.5	655.0	0.5	12.5	—	7,114.5
3.01% - 4.00%	226.8	—	—	—	—	226.8
Subtotal	7,675.3	2,228.6	4,869.8	1,164.2	162.2	16,100.1

U.S. Insurance Solutions
Up to 1.00%	—	—	31.1	—	—	31.1
1.01% - 2.00%	300.1	—	173.6	159.4	39.6	672.7
2.01% - 3.00%	1,889.6	1,006.0	253.5	83.9	0.1	3,233.1
3.01% - 4.00%	1,449.8	57.8	11.0	32.9	4.3	1,555.8
4.01% - 5.00%	205.6	52.5	54.2	14.6	—	326.9
Subtotal	3,845.1	1,116.3	523.4	290.8	44.0	5,819.6

Total	$11,520.4	$3,344.9	$5,393.2	$1,455.0	$206.2	$21,919.7
Percentage of total	52.6%	15.3%	24.6%	6.6%	0.9%	100.0%

(1)           Includes only the account values, net of policy loans, for products with GMIRs and discretionary crediting rates.

During periods of low or declining interest rates, our margin of investment income above our interest credited to our liabilities (“investment margins”) may be negatively impacted. Assuming a hypothetical scenario where market interest rates immediately fall by 25 basis points from their March 31, 2016, levels and then remain unchanged thereafter, we estimate the impact of such an environment could reduce our investment margins for our domestic business by an immaterial amount during the twelve months ending March 31, 2017, and approximately $4 million to $6 million pre-tax during the twelve months ending March 31, 2018, compared to a scenario where market interest rates remain unchanged from their March 31, 2016, levels. This hypothetical scenario reflects only the impact related to the approximately $21.9 billion of in-force contracts with guaranteed minimum interest rates shown above, and does not reflect potential impacts on our DAC asset and other actuarial balances. In determining the potential impact, we have reflected the impact of potential changes in crediting rates to policyholders, limited by any restrictions on our ability to adjust crediting rates due to guaranteed minimum interest rates. Our estimates of future margins include the impact of expected premium payments, lapses, and withdrawals on existing policies, but they do not include the impact of new sales. Our selection of a 25 basis point immediate, parallel decrease in interest rates is a hypothetical rate scenario we use to demonstrate potential risk. While a 25 basis point immediate, parallel decrease does not represent our view of future market changes, it is a near term reasonably possible hypothetical change that illustrates the potential impact of such events.

In addition to the domestic account values shown in the table above, Principal International had $1,059.7 million and $505.3 million of account values with GMIRs in Hong Kong and Brazil, respectively, as of March 31, 2016. The Brazil amount includes account values from an equity method subsidiary, adjusted to reflect the proportion of the subsidiary’s results that are reflected in our net income. Our liabilities in Principal International are generally denominated in the functional currency of the country of operation. The pattern of interest rate movements in our international operations will likely differ from the pattern of interest rate movements in the U.S.

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

•                  Retirement Business Stable Cash Flows – For stable and predictable cash flow liabilities, such as full service payout, full service accumulation and investment only, we use hedges and investment strategy to tightly align the cash flow run off of these asset and liability cash flows. Market value immunization and embedded value analysis are also utilized in the management of interest rate risk.

•                  Retirement Business Dynamic Cash Flows – Dynamic liability cash flows, such as fixed annuities, are sensitive to policyholder behavior and the current interest rate environment. The risk and return metrics from deterministic and stochastic interest rate scenarios are used to manage the interest rate risk for these liabilities.

•                  U.S. Insurance Stable Cash Flows – Our insurance businesses in many instances contain long-term guarantees with stable and predictable liability cash flows, and recurring premiums. Our U.S. insurance businesses manage their interest rate risk through duration analysis, investment strategy and product crediting rates.

•                  Principal International – Our international businesses operate within local regulations and financial market conditions (e.g. derivative markets, assets available) to achieve similar asset and liability cash flow management objectives. Risk and return metrics from deterministic and stochastic interest rate scenarios are used to manage interest rate risk. In countries with a limited availability of long-dated assets and derivative markets, the duration gap is managed to risk tolerances specific to each country.

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

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Valuation and Impairment of Fixed Income Investments” in our Annual Report on Form 10-K for the year ended December 31, 2015, for additional discussion of the impact interest rate increases would have on fixed maturities, available-for-sale.

The plan fiduciaries use a Dynamic Asset Allocation strategy for our qualified defined benefit pension plan, which strategically allocates an increasing portion of the assets of the pension plan to fixed income securities as the funding status improves. The intended purpose of using the Dynamic Asset Allocation strategy is that the expected change in the value of the plan assets and the change in pension benefit obligation due to market movements are more likely to have more correlation versus a static allocation of assets between categories. For more information see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefit Plans” and Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 7, Employee and Agent Benefits” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We estimate that as of March 31, 2016, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above because we effectively hedge foreign currency denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2015. However, fluctuations in foreign currency exchange rates do affect the translation of pre-tax operating earnings and equity of our international operations into our consolidated financial statements.

For our Principal International segment, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $314.1 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of March 31, 2016, as compared to an estimated $302.8 million, or 10%, reduction as of December 31, 2015. We estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $8.5 million, or 13%, reduction in pre-tax operating earnings of our international operations for the three months ended March 31, 2016, as compared to an estimated $9.8 million, or 12%, reduction for the three months ended March 31, 2015.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $1,190.5 million as of both March 31, 2016 and December 31, 2015. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $386.8 million and $398.6 million as of March 31, 2016 and December 31, 2015, respectively. The notional amount of our currency forwards hedging foreign-denominated equity securities was $13.0 million and $14.9 million as of March 31, 2016 and December 31, 2015, respectively.

With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our Principal International operations had currency swaps with a notional amount of $176.8 million and $161.9 million as of March 31, 2016 and December 31, 2015, respectively. Principal International also utilized currency forwards with a notional amount of $1,028.1 million and $1,001.7 million as of March 31, 2016 and December 31, 2015, respectively.

We sometimes use derivatives to manage the foreign currency risk associated with a business combination. We had no hedges of business combinations outstanding as of  March 31, 2016 or December 31, 2015. Additionally, from time to time we take measures to hedge currency risk associated with certain net equity investments in or expected cash flows from our foreign operations. We used currency forwards during 2015 to hedge certain net investments in foreign operations. Currency forwards were not used for hedging any net investments in foreign operations during 2016. We held currency forwards with a notional amount of $81.4 million and $24.0 million as of March 31, 2016 and December 31, 2015, respectively, to hedge expected future cash flows from foreign subsidiaries.

Equity Risk

Equity risk is the risk we will incur economic losses due to adverse fluctuations in common stock prices. As of March 31, 2016 and December 31, 2015, the fair value of our equity securities was $1,365.7 million and $1,307.2 million, respectively. As of March 31, 2016, we estimate that a 10% decline in the value of the equity securities would result in a decline in fair value of the equity securities of $136.6 million, as compared to a decline in fair value of the equity securities of $130.7 million as of December 31, 2015.

We are also exposed to the risk that asset-based fees decrease as a result of declines in assets under management due to changes in investment prices and the risk that asset management fees calculated by reference to performance could be lower. The risk of decreased asset-based and asset management fees could also impact our estimates of total gross profits used as a basis for amortizing deferred acquisition costs and other actuarial balances. For further discussion, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Deferred Acquisition Costs and Other Actuarial Balances” in our Annual Report on Form 10-K for the year ended December 31, 2015.

We also have equity risk associated with (1) fixed deferred annuity and universal life contracts that credit interest to customers based on changes in an external equity index; (2) variable annuity contracts that have a GMWB rider that allows the customer to make withdrawals of a specified annual amount, either for a fixed number of years or for the lifetime of the customer, even if the account value is reduced to zero; (3) variable annuity contracts that have a guaranteed minimum death benefit (“GMDB”) that allows the death benefit to be paid, even if the account value has fallen below the GMDB amount and (4) investment contracts in which the return is subject to minimum contractual guarantees. We are also subject to equity risk based upon the assets that support our employee benefit plans. For further discussion of equity risk associated with these plans, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefit Plans” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Use of Derivatives to Manage Equity Risk. We economically hedge the fixed deferred annuity and universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product’s profile or selling options to offset existing exposures. We economically hedged the GMWB exposure, which includes interest rate risk and equity risk, using futures, options and interest rate swaps with notional amounts of $887.6 million, $3,364.2 million, and $3,452.7 million, respectively, as of March 31, 2016, and notional amounts of $676.2 million, $3,284.2 million, and $3,547.2 million, respectively, as of December 31, 2015. The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

Item 4. Controls and Procedures

Changes in Internal Control Over Financial Reporting

We had no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures

In order to ensure that the information that we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file with or submit to the SEC is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer, Daniel J. Houston, and our Chief Financial Officer, Terrance J. Lillis, have reviewed and evaluated our disclosure controls and procedures as of March 31, 2016, and have concluded that our disclosure controls and procedures are effective.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure concerning material legal proceedings can be found in Part I, Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8, Contingencies, Guarantees and Indemnifications” under the caption, “Litigation and Regulatory Contingencies,” which is incorporated here by this reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, consideration should be given to the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. If any of those factors were to occur, they could materially adversely affect our business, financial condition or future results, and could cause actual results to differ materially from those expressed in forward-looking statements in this report. We have not had material changes with respect to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents the amount of our common share purchase activity for the periods indicated.

				Maximum dollar
			Total number of	value of shares
			shares purchased	that may yet be
	Total number of	Average	as part of publicly	purchased under
	shares	price paid	announced	the programs (in
Period	purchased (1)	per share	programs	millions) (2)
January 1, 2016 — January 31, 2016	1,152	$44.97	—	$75.0
February 1, 2016 — February 29, 2016	2,240,756	$36.58	1,724,800	$412.5
March 1, 2016 — March 31, 2016	608,190	$38.88	600,631	$389.1
Total	2,850,098		2,325,431

(1)         Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.

(2)         In October 2015, our Board of Directors authorized an additional repurchase program of up to $150.0 million of our outstanding common stock, which was completed in March 2016. In February 2016, our Board of Directors authorized an additional repurchase of up to $400.0 million of our outstanding common stock.

Item 6. Exhibits

Exhibit Number	Description
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Daniel J. Houston
31.2	Certification of Terrance J. Lillis
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Daniel J. Houston
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Terrance J. Lillis
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: May 4, 2016	By	/s/ Terrance J. Lillis
Terrance J. Lillis
Executive Vice President and Chief Financial Officer

Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer

Exhibit Index

Exhibit Number	Description
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Daniel J. Houston
31.2	Certification of Terrance J. Lillis
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Daniel J. Houston
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Terrance J. Lillis
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.