Form 10-Q
period 2016-06-30
PRINCIPAL FINANCIAL GROUP INC
filed 2016-08-03
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 27, 2016, was 287,593,449.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	June 30, 2016	December 31, 2015
	(Unaudited)
	(in millions)
Assets
Fixed maturities, available-for-sale (2016 and 2015 include $242.6 million and $257.4 million related to consolidated variable interest entities)	$55,281.3	$49,966.5
Fixed maturities, trading (2016 and 2015 include $82.4 million and $100.4 million related to consolidated variable interest entities)	656.9	686.8
Equity securities, available-for-sale	105.2	104.5
Equity securities, trading (2016 and 2015 include $689.0 million and $640.9 million related to consolidated variable interest entities)	1,331.1	1,202.7
Mortgage loans	12,685.8	12,339.4
Real estate (2016 and 2015 include $411.9 million and $354.5 million related to consolidated variable interest entities)	1,474.0	1,451.8
Policy loans	831.6	817.1
Other investments (2016 and 2015 include $360.5 million and $29.5 million related to consolidated variable interest entities and $82.1 million and $53.4 million measured at fair value under the fair value option)	4,321.5	3,251.7
Total investments	76,687.4	69,820.5
Cash and cash equivalents	2,255.4	2,564.8
Accrued investment income	563.0	545.6
Premiums due and other receivables	1,504.8	1,429.3
Deferred acquisition costs	3,173.7	3,276.1
Property and equipment	667.9	633.8
Goodwill	1,037.2	1,009.0
Other intangibles	1,358.5	1,359.2
Separate account assets (2016 and 2015 include $35,839.9 million and $33,300.4 million related to consolidated variable interest entities)	134,736.0	136,978.9
Other assets	1,090.3	1,043.1
Total assets	$223,074.2	$218,660.3
Liabilities
Contractholder funds (2016 and 2015 include $346.9 million and $338.9 million related to consolidated variable interest entities)	$37,781.0	$35,716.1
Future policy benefits and claims	27,996.1	25,856.5
Other policyholder funds	888.4	805.4
Short-term debt	25.9	181.1
Long-term debt (2016 and 2015 include $46.5 million and $42.8 million related to consolidated variable interest entities)	3,270.2	3,265.2
Income taxes currently payable	10.2	18.4
Deferred income taxes	1,234.7	697.2
Separate account liabilities (2016 and 2015 include $35,839.9 million and $33,300.4 million related to consolidated variable interest entities)	134,736.0	136,978.9
Other liabilities (2016 and 2015 include $317.0 million and $345.9 million related to consolidated variable interest entities, of which $58.6 million and $68.1 million are measured at fair value under the fair value option)	6,226.9	5,678.4
Total liabilities	212,169.4	209,197.2

Redeemable noncontrolling interest (2016 includes $266.6 million related to consolidated variable interest entities)	337.1	85.7

Stockholders’ equity
Series A preferred stock, par value $.01 per share with liquidation preference of $100 per share — 0.0 million and 0.0 million shares authorized, issued and outstanding in 2016 and 2015	—	—
Series B preferred stock, par value $.01 per share with liquidation preference of $25 per share — 0.0 million and 0.0 million shares authorized, issued and outstanding in 2016 and 2015	—	—
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 468.1 million and 466.2 million shares issued, and 288.0 million and 291.4 million shares outstanding in 2016 and 2015	4.7	4.7
Additional paid-in capital	9,615.7	9,544.8
Retained earnings	7,339.6	6,875.9
Accumulated other comprehensive loss	(19.3)	(882.5)
Treasury stock, at cost (180.1 million and 174.8 million shares in 2016 and 2015)	(6,441.0)	(6,231.3)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	10,499.7	9,311.6
Noncontrolling interest	68.0	65.8
Total stockholders’ equity	10,567.7	9,377.4
Total liabilities and stockholders’ equity	$223,074.2	$218,660.3

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions, except per share data)
Revenues
Premiums and other considerations	$1,276.0	$1,682.4	$2,558.4	$2,598.8
Fees and other revenues	916.8	901.5	1,772.7	1,852.3
Net investment income	799.2	789.9	1,560.9	1,513.8
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	43.7	(108.6)	228.4	(34.9)
Net other-than-temporary impairment (losses) recoveries on available-for-sale securities	(3.4)	(0.6)	(59.0)	13.4
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	(6.6)	(5.4)	0.9	(26.9)
Net impairment losses on available-for-sale securities	(10.0)	(6.0)	(58.1)	(13.5)
Net realized capital gains (losses)	33.7	(114.6)	170.3	(48.4)
Total revenues	3,025.7	3,259.2	6,062.3	5,916.5
Expenses
Benefits, claims and settlement expenses	1,659.9	2,054.6	3,318.4	3,290.9
Dividends to policyholders	38.0	41.1	76.8	82.8
Operating expenses	927.9	869.0	1,827.4	1,790.2
Total expenses	2,625.8	2,964.7	5,222.6	5,163.9
Income before income taxes	399.9	294.5	839.7	752.6
Income taxes	72.9	29.6	143.5	58.6
Net income	327.0	264.9	696.2	694.0
Net income attributable to noncontrolling interest	4.7	7.3	5.9	14.0
Net income attributable to Principal Financial Group, Inc.	322.3	257.6	690.3	680.0
Less:
Preferred stock dividends	—	8.3	—	16.5
Excess of redemption value over carrying value of preferred shares redeemed	—	8.2	—	8.2
Net income available to common stockholders	$322.3	$241.1	$690.3	$655.3

Earnings per common share
Basic earnings per common share	$1.11	$0.82	$2.37	$2.22

Diluted earnings per common share	$1.10	$0.81	$2.35	$2.20

Dividends declared per common share	$0.39	$0.38	$0.77	$0.74

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)
Net income	$327.0	$264.9	$696.2	$694.0
Other comprehensive income (loss), net:
Net unrealized gains (losses) on available-for-sale securities	303.2	(306.4)	707.6	(249.3)
Noncredit component of impairment losses on fixed maturities, available-for-sale	2.6	3.4	(1.6)	16.9
Net unrealized gains (losses) on derivative instruments	11.2	(16.1)	12.5	11.7
Foreign currency translation adjustment	14.1	(42.5)	143.8	(175.1)
Net unrecognized postretirement benefit obligation	8.0	12.0	16.0	24.0
Other comprehensive income (loss)	339.1	(349.6)	878.3	(371.8)
Comprehensive income (loss)	666.1	(84.7)	1,574.5	322.2
Comprehensive income attributable to noncontrolling interest	7.0	8.9	11.7	9.3
Comprehensive income (loss) attributable to Principal Financial Group, Inc.	$659.1	$(93.6)	$1,562.8	$312.9

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

						Accumulated
	Series A	Series B		Additional		other			Total
	preferred	preferred	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders’
	stock	stock	stock	capital	earnings	income (loss)	stock	interest	equity
	(in millions)
Balances as of January 1, 2015	$—	$0.1	$4.6	$9,945.5	$6,114.1	$50.4	$(5,930.7)	$48.0	$10,232.0
Common stock issued	—	—	—	29.6	—	—	—	—	29.6
Stock-based compensation and additional related tax benefits	—	—	—	53.4	(3.2)	—	—	—	50.2
Treasury stock acquired, common	—	—	—	—	—	—	(75.6)	—	(75.6)
Dividends to common stockholders	—	—	—	—	(218.3)	—	—	—	(218.3)
Dividends to preferred stockholders	—	—	—	—	(16.5)	—	—	—	(16.5)
Preferred stock redemption	—	(0.1)	—	(541.7)	(8.2)	—	—	—	(550.0)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(11.6)	(11.6)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	4.9	4.9
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(9.7)	—	(9.9)	—	15.1	(4.5)
Adjustments to redemption amount of redeemable noncontrolling interest	—	—	—	(3.3)	—	—	—	—	(3.3)
Net income (excludes $2.1 million attributable to redeemable noncontrolling interest)	—	—	—	—	680.0	—	—	11.9	691.9
Other comprehensive loss (excludes $(5.6) million attributable to redeemable noncontrolling interest)	—	—	—	—	—	(367.1)	—	0.9	(366.2)
Balances as of June 30, 2015	$—	$—	$4.6	$9,473.8	$6,547.9	$(326.6)	$(6,006.3)	$69.2	$9,762.6

Balances as of January 1, 2016	$—	$—	$4.7	$9,544.8	$6,875.9	$(882.5)	$(6,231.3)	$65.8	$9,377.4
Common stock issued	—	—	—	11.2	—	—	—	—	11.2
Stock-based compensation and additional related tax benefits	—	—	—	44.2	(3.4)	—	—	0.2	41.0
Treasury stock acquired, common	—	—	—	—	—	—	(209.7)	—	(209.7)
Dividends to common stockholders	—	—	—	—	(223.2)	—	—	—	(223.2)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2.7)	(2.7)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	0.4	0.4
Purchase of subsidiary shares from noncontrolling interest	—	—	—	15.1	—	(9.3)	—	—	5.8
Adjustments to redemption amount of redeemable noncontrolling interest	—	—	—	0.4	—	—	—	—	0.4
Net income (excludes $3.2 million attributable to redeemable noncontrolling interest)	—	—	—	—	690.3	—	—	2.7	693.0
Other comprehensive income (excludes $4.2 million attributable to redeemable noncontrolling interest)	—	—	—	—	—	872.5	—	1.6	874.1
Balances as of June 30, 2016	$—	$—	$4.7	$9,615.7	$7,339.6	$(19.3)	$(6,441.0)	$68.0	$10,567.7

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30,
	2016	2015
	(in millions)
Operating activities
Net income	$696.2	$694.0
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	171.6	101.6
Additions to deferred acquisition costs	(201.5)	(191.9)
Accrued investment income	(17.4)	7.2
Net cash flows for trading securities	(41.1)	(33.3)
Premiums due and other receivables	57.7	(48.2)
Contractholder and policyholder liabilities and dividends	1,314.0	1,546.2
Current and deferred income taxes (benefits)	110.9	(75.4)
Net realized capital (gains) losses	(170.3)	48.4
Depreciation and amortization expense	93.2	83.3
Real estate acquired through operating activities	(21.9)	(29.3)
Real estate sold through operating activities	21.0	51.6
Stock-based compensation	40.1	50.3
Other	73.1	(87.1)
Net adjustments	1,429.4	1,423.4
Net cash provided by operating activities	2,125.6	2,117.4
Investing activities
Available-for-sale securities:
Purchases	(7,476.9)	(4,828.5)
Sales	557.4	983.1
Maturities	3,667.9	3,636.1
Mortgage loans acquired or originated	(1,198.0)	(1,057.1)
Mortgage loans sold or repaid	910.4	775.3
Real estate acquired	(66.4)	(204.1)
Net purchases of property and equipment	(74.7)	(67.3)
Net change in other investments	6.3	(174.6)
Net cash used in investing activities	(3,674.0)	(937.1)
Financing activities
Issuance of common stock	11.2	29.6
Acquisition of treasury stock	(209.7)	(75.6)
Proceeds from financing element derivatives	0.2	0.2
Payments for financing element derivatives	(43.0)	(39.5)
Excess tax benefits from share-based payment arrangements	5.5	14.1
Purchase of subsidiary shares from noncontrolling interest	(2.3)	(11.0)
Dividends to common stockholders	(223.2)	(218.3)
Dividends to preferred stockholders	—	(16.5)
Preferred stock redemption	—	(550.0)
Issuance of long-term debt	3.7	797.4
Principal repayments of long-term debt	—	(19.8)
Net repayments of short-term borrowings	(156.9)	—
Investment contract deposits	6,877.7	2,722.9
Investment contract withdrawals	(5,071.0)	(3,414.7)
Net increase in banking operation deposits	47.1	8.2
Other	(0.3)	(6.8)
Net cash provided by (used in) financing activities	1,239.0	(779.8)
Net increase (decrease) in cash and cash equivalents	(309.4)	400.5
Cash and cash equivalents at beginning of period	2,564.8	1,863.9
Cash and cash equivalents at end of period	$2,255.4	$2,264.4

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2016
(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. (“PFG”) have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2015, included in our Form 10-K for the year ended December 31, 2015, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated statement of financial position as of December 31, 2015, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

If an entity is not a VIE, it is considered a VOE. VOEs are generally consolidated if we own a greater than 50% voting interest. If we determine our involvement in an entity no longer meets the requirements for consolidation under either the VIE or VOE models, the entity is deconsolidated. Entities in which we have significant management influence over the operating and financing decisions but are not required to consolidate, other than investments accounted for at fair value under the fair value option, are reported using the equity method.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016
(Unaudited)

Recent Accounting Pronouncements

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters
Standards not yet adopted:

Credit Losses
This authoritative guidance requires entities to use a current expected credit loss (“CECL”) model to measure impairment for most financial assets that are not recorded at fair value through net income. Under the CECL model, an entity will estimate lifetime expected credit losses considering available relevant information about historical events, current conditions and reasonable and supportable forecasts. The CECL model does not apply to available-for-sale debt securities. This guidance also expands the required credit loss disclosures and will be applied using a modified retrospective approach by recording a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Early adoption is permitted.

	January 1, 2020	We are currently evaluating the impact this guidance will have on our consolidated financial statements.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016
(Unaudited)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016
(Unaudited)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016
(Unaudited)

As of June 30, 2016 and December 31, 2015, the separate account assets included a separate account valued at $126.4 million and $158.2 million, respectively, which primarily included shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability to eligible participants of the qualified plan. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

2.  Variable Interest Entities

We have relationships with various types of entities which may be VIEs. Certain VIEs are consolidated in our financial results. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Consolidation” for further details of our consolidation accounting policies. We did not provide financial or other support to investees designated as VIEs for the periods ended June 30, 2016 and December 31, 2015.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016
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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016
(Unaudited)

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

Assets and Liabilities of Consolidated Variable Interest Entities

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse are as follows:

	June 30, 2016		December 31, 2015
	Total	Total	Total	Total
	assets	liabilities	assets	liabilities
	(in millions)
Grantor trusts (1)	$243.2	$229.1	$257.9	$231.8
Collateralized private investment vehicles (2)	82.4	65.3	100.4	85.9
CMBS	15.1	—	18.4	—
Mandatory retirement savings funds (3)	36,518.8	36,186.8	33,941.3	33,639.3
Real estate (4)	428.3	66.1	384.2	71.3
Sponsored investment funds (5)	379.3	3.4	—	—
Total	$37,667.1	$36,550.7	$34,702.2	$34,028.3

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

(5)         The assets of sponsored investment funds are primarily fixed maturities and equity securities reported in other investments and cash. The consolidated statements of financial position included a $266.6 million redeemable noncontrolling interest for sponsored investment funds as of June 30, 2016.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016
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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016
(Unaudited)

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to
	Asset carrying value	loss (1)
	(in millions)
June 30, 2016
Fixed maturities, available-for-sale:
Corporate	$380.6	$290.7
Residential mortgage-backed pass-through securities	2,819.7	2,689.4
Commercial mortgage-backed securities	4,330.6	4,302.5
Collateralized debt obligations	871.8	898.8
Other debt obligations	4,821.7	4,758.0
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	22.8	22.8
Commercial mortgage-backed securities	2.7	2.7
Collateralized debt obligations	35.5	35.5
Equity securities, trading	77.0	77.0
Other investments:
Other limited partnership and fund interests	698.4	1,220.3

December 31, 2015
Fixed maturities, available-for-sale:
Corporate	$453.4	$359.8
Residential mortgage-backed pass-through securities	2,627.5	2,549.4
Commercial mortgage-backed securities	3,919.8	3,932.5
Collateralized debt obligations	667.5	692.7
Other debt obligations	4,530.8	4,527.3
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	25.9	25.9
Commercial mortgage-backed securities	2.3	2.3
Collateralized debt obligations	35.1	35.1
Other investments:
Other limited partnership and fund interests	255.6	255.6

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

As of June 30, 2016 and December 31, 2015, these funds held $1.0 billion and $1.3 billion in total assets, respectively. We have no contractual obligation to contribute to the funds; however, we provided support to these money market mutual funds through the waiver of fees and expense reimbursements. The amount of fees waived and expenses reimbursed was insignificant.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016
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

The amortized cost, gross unrealized gains and losses, other-than-temporary impairments in accumulated other comprehensive income (“AOCI”) and fair value of fixed maturities and equity securities available-for-sale were as follows:

					Other-than-
		Gross	Gross		temporary
	Amortized	unrealized	unrealized		impairments in
	cost	gains	losses	Fair value	AOCI (1)
	(in millions)
June 30, 2016
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,479.2	$91.2	$—	$1,570.4	$—
Non-U.S. governments	738.4	164.4	1.0	901.8	—
States and political subdivisions	5,000.4	472.2	0.4	5,472.2	—
Corporate	32,179.8	2,552.9	320.4	34,412.3	16.0
Residential mortgage-backed pass-through securities	2,689.4	130.6	0.3	2,819.7	—
Commercial mortgage-backed securities	4,302.5	93.4	65.3	4,330.6	76.5
Collateralized debt obligations	898.8	0.9	27.9	871.8	1.0
Other debt obligations	4,838.8	88.4	24.7	4,902.5	53.5
Total fixed maturities, available-for-sale	$52,127.3	$3,594.0	$440.0	$55,281.3	$147.0
Total equity securities, available-for-sale	$109.9	$9.1	$13.8	$105.2
December 31, 2015
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,488.4	$23.4	$8.3	$1,503.5	$—
Non-U.S. governments	669.8	128.5	5.0	793.3	—
States and political subdivisions	4,501.8	234.7	19.4	4,717.1	—
Corporate	30,245.5	1,532.9	638.2	31,140.2	5.9
Residential mortgage-backed pass-through securities	2,549.4	90.0	11.9	2,627.5	—
Commercial mortgage-backed securities	3,932.5	65.3	78.0	3,919.8	80.7
Collateralized debt obligations	692.7	1.4	26.6	667.5	1.3
Other debt obligations	4,594.2	39.2	35.8	4,597.6	58.2
Total fixed maturities, available-for-sale	$48,674.3	$2,115.4	$823.2	$49,966.5	$146.1
Total equity securities, available-for-sale	$111.2	$7.5	$14.2	$104.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016
(Unaudited)

(1)         Excludes $122.3 million and $131.5 million as of June 30, 2016 and December 31, 2015, respectively, of net unrealized gains on impaired fixed maturities, available-for-sale related to changes in fair value subsequent to the impairment date, which are included in gross unrealized gains and gross unrealized losses.

The amortized cost and fair value of fixed maturities available-for-sale as of June 30, 2016, by expected maturity, were as follows:

	Amortized cost	Fair value
	(in millions)
Due in one year or less	$2,792.5	$2,815.4
Due after one year through five years	13,079.7	13,632.2
Due after five years through ten years	8,901.7	9,443.1
Due after ten years	14,623.9	16,466.0
Subtotal	39,397.8	42,356.7
Mortgage-backed and other asset-backed securities	12,729.5	12,924.6
Total	$52,127.3	$55,281.3

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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$46.9	$3.4	$50.1	$13.2
Gross losses	(1.0)	(1.8)	(3.5)	(3.3)
Net impairment losses	(8.6)	(6.3)	(56.7)	(13.8)
Hedging, net	(1.0)	(25.3)	6.4	(35.9)
Fixed maturities, trading	1.2	(5.0)	10.1	(4.3)
Equity securities, available-for-sale:
Net impairment recoveries (losses)	(1.4)	0.3	(1.4)	0.3
Equity securities, trading	18.7	2.4	(4.2)	3.9
Mortgage loans	0.1	2.3	2.6	(0.1)
Derivatives	(27.9)	(57.6)	157.7	5.0
Other	6.7	(27.0)	9.2	(13.4)
Net realized capital gains (losses)	$33.7	$(114.6)	$170.3	$(48.4)

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $454.6 million and $325.0 million for the three months ended June 30, 2016 and 2015, and $660.4 million and $881.3 million for the six months ended June 30, 2016 and 2015, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016
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

Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)
Fixed maturities, available-for-sale	$(2.0)	$(0.9)	$(57.6)	$13.1
Equity securities, available-for-sale	(1.4)	0.3	(1.4)	0.3
Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities	(3.4)	(0.6)	(59.0)	13.4
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) OCI (1)	(6.6)	(5.4)	0.9	(26.9)
Net impairment losses on available-for-sale securities	$(10.0)	$(6.0)	$(58.1)	$(13.5)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016
(Unaudited)

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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)
Beginning balance	$(160.4)	$(138.6)	$(131.5)	$(144.4)
Credit losses for which an other-than-temporary impairment was not previously recognized	(0.5)	(0.8)	(27.0)	(1.6)
Credit losses for which an other-than-temporary impairment was previously recognized	(7.8)	(6.4)	(14.1)	(8.1)
Reduction for credit losses previously recognized on fixed maturities now sold, paid down or intended to be sold	11.7	10.0	16.8	16.2
Net reduction for positive changes in cash flows expected to be collected and amortization (1)	1.2	1.0	0.2	3.0
Foreign currency translation adjustment	—	0.1	(0.2)	0.2
Ending balance	$(155.8)	$(134.7)	$(155.8)	$(134.7)

(1)   Amounts are recognized in net investment income.

Gross Unrealized Losses for Fixed Maturities and Equity Securities

For fixed maturities and equity securities available-for-sale with unrealized losses, including other-than-temporary impairment losses reported in OCI, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2016
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$8.8	$—	$3.6	$—	$12.4	$—
Non-U.S. governments	1.9	—	10.7	1.0	12.6	1.0
States and political subdivisions	2.2	—	17.2	0.4	19.4	0.4
Corporate	1,486.0	40.7	1,743.7	279.7	3,229.7	320.4
Residential mortgage-backed pass-through securities	0.4	—	44.0	0.3	44.4	0.3
Commercial mortgage-backed securities	790.5	13.0	517.6	52.3	1,308.1	65.3
Collateralized debt obligations	358.5	1.7	293.3	26.2	651.8	27.9
Other debt obligations	595.8	5.7	475.1	19.0	1,070.9	24.7
Total fixed maturities, available-for-sale	$3,244.1	$61.1	$3,105.2	$378.9	$6,349.3	$440.0
Total equity securities, available-for-sale	$0.4	$1.5	$33.5	$12.3	$33.9	$13.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016
(Unaudited)

Of the total amounts, Principal Life’s consolidated portfolio represented $6,055.3 million in available-for-sale fixed maturities with gross unrealized losses of $410.7 million. Of those fixed maturity securities in Principal Life’s consolidated portfolio with a gross unrealized loss position, 72% were investment grade (rated AAA through BBB-) with an average price of 94 (carrying value/amortized cost) as of June 30, 2016. Gross unrealized losses in our fixed maturities portfolio decreased during the six months ended June 30, 2016, primarily due to a decrease in interest rates, partially offset by widening of credit spreads.

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 387 securities with a carrying value of $3,107.1 million and unrealized losses of $53.5 million reflecting an average price of 98 as of June 30, 2016. Of this portfolio, 75% was investment grade (rated AAA through BBB-) as of June 30, 2016, with associated unrealized losses of $35.1 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 506 securities with a carrying value of $2,948.2 million and unrealized losses of $357.2 million. The average rating of this portfolio was A- with an average price of 89 as of June 30, 2016. Of the $357.2 million in unrealized losses, the corporate sector accounts for $259.0 million in unrealized losses with an average price of 86 and an average credit rating of BBB-. The remaining unrealized losses consist primarily of $52.4 million within the commercial mortgage-backed securities sector with an average price of 91 and an average credit rating of A+. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be maturity, we did not consider these investments to be other-than-temporarily impaired as of June 30, 2016.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016
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

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 404 securities with a carrying value of $2,306.1 million and unrealized losses of $400.7 million. The average rating of this portfolio was BBB+ with an average price of 85 as of December 31, 2015. Of the $400.7 million in unrealized losses, the corporate sector accounts for $304.2 million in unrealized losses with an average price of 80 and an average credit rating of BBB-. The remaining unrealized losses consist primarily of $50.7 million within the commercial mortgage-backed securities sector with an average price of 86 and an average credit rating of BBB+. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

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

	June 30, 2016	December 31, 2015
	(in millions)
Net unrealized gains on fixed maturities, available-for-sale (1)	$3,234.6	$1,376.0
Noncredit component of impairment losses on fixed maturities, available-for-sale	(147.0)	(146.1)
Net unrealized losses on equity securities, available-for-sale	(4.7)	(6.7)
Adjustments for assumed changes in amortization patterns	(239.7)	(127.0)
Adjustments for assumed changes in policyholder liabilities	(994.2)	(309.7)
Net unrealized gains on derivative instruments	197.4	181.6
Net unrealized gains on equity method subsidiaries and noncontrolling interest adjustments	123.5	98.0
Provision for deferred income taxes	(735.5)	(350.2)
Net unrealized gains on available-for-sale securities and derivative instruments	$1,434.4	$715.9

(1)         Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016
(Unaudited)

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

	June 30, 2016	December 31, 2015
	(in millions)

Commercial mortgage loans	$11,556.0	$11,265.3
Residential mortgage loans	1,178.9	1,125.7
Total amortized cost	12,734.9	12,391.0

Valuation allowance	(49.1)	(51.6)
Total carrying value	$12,685.8	$12,339.4

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. We purchased $68.1 million and $79.6 million of residential mortgage loans during the three months ended June 30, 2016 and 2015, and $123.9 million and $143.1 million during the six months ended June 30, 2016 and 2015, respectively. We sold $11.4 million and $21.4 million of residential mortgage loans during the three months ended June 30, 2016 and 2015, and $28.9 million and $42.8 million during the six months ended June 30, 2016 and 2015, respectively. We purchased $3.6 million and $39.9 million of commercial mortgage loans during the three months ended June 30, 2016 and 2015, and $97.0 million and $146.9 million during the six months ended June 30, 2016 and 2015, respectively. We sold $0.3 million and $0.0 million of commercial mortgage loans during the three months ended June 30, 2016 and 2015, and $0.3 million and $1.0 million during the six months ended June 30, 2016 and 2015, respectively.

Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on stabilized properties. Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	June 30, 2016		December 31, 2015
	Amortized	Percent	Amortized	Percent
	cost	of total	cost	of total
	($ in millions)
Geographic distribution
New England	$500.3	4.3%	$509.4	4.5%
Middle Atlantic	3,071.6	26.6	3,075.6	27.3
East North Central	533.8	4.6	451.8	4.0
West North Central	231.8	2.0	264.3	2.3
South Atlantic	2,186.3	18.9	2,072.7	18.4
East South Central	198.4	1.7	215.1	1.9
West South Central	1,166.9	10.1	1,120.6	9.9
Mountain	856.0	7.4	898.8	8.0
Pacific	2,762.9	23.9	2,614.1	23.2
International	48.0	0.5	42.9	0.5
Total	$11,556.0	100.0%	$11,265.3	100.0%

Property type distribution
Office	$4,238.3	36.7%	$4,010.0	35.6%
Retail	2,601.2	22.5	2,521.6	22.4
Industrial	1,712.9	14.8	1,840.9	16.3
Apartments	2,570.0	22.2	2,474.2	22.0
Hotel	309.7	2.7	320.5	2.7
Mixed use/other	123.9	1.1	98.1	1.0
Total	$11,556.0	100.0%	$11,265.3	100.0%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016
(Unaudited)

Our residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $194.6 million and $218.8 million and first lien mortgages with an amortized cost of $984.3 million and $906.9 million as of June 30, 2016 and December 31, 2015, respectively. Our residential home equity mortgages are concentrated in the United States and are generally second lien mortgages comprised of closed-end loans and lines of credit. Our first lien loans are concentrated in Chile and the United States.

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

The amortized cost of our commercial mortgage loan portfolio by credit risk, as determined by our internal rating system expressed in terms of an S&P bond equivalent rating, was as follows:

	June 30, 2016
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$10,107.5	$211.3	$10,318.8
BBB+ thru BBB-	926.6	102.4	1,029.0
BB+ thru BB-	196.9	—	196.9
B+ and below	10.7	0.6	11.3
Total	$11,241.7	$314.3	$11,556.0

	December 31, 2015
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$9,844.2	$224.0	$10,068.2
BBB+ thru BBB-	892.4	119.5	1,011.9
BB+ thru BB-	159.6	0.1	159.7
B+ and below	24.8	0.7	25.5
Total	$10,921.0	$344.3	$11,265.3

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016
(Unaudited)

The amortized cost of our performing and non-performing residential mortgage loans was as follows:

	June 30, 2016
	Home equity	First liens	Total
	(in millions)

Performing	$184.7	$970.9	$1,155.6
Nonperforming	9.9	13.4	23.3
Total	$194.6	$984.3	$1,178.9

	December 31, 2015
	Home equity	First liens	Total
	(in millions)

Performing	$208.0	$895.6	$1,103.6
Nonperforming	10.8	11.3	22.1
Total	$218.8	$906.9	$1,125.7

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

The amortized cost of mortgage loans on non-accrual status was as follows:

	June 30, 2016	December 31, 2015
	(in millions)
Residential:
Home equity	$9.9	$10.8
First liens	6.2	7.9
Total	$16.1	$18.7

The aging of our mortgage loans, based on amortized cost, was as follows:

	June 30, 2016
							Recorded
							investment
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total loans	accruing
	(in millions)
Commercial-brick and mortar	$—	$—	$—	$—	$11,241.7	$11,241.7	$—
Commercial-CTL	—	—	—	—	314.3	314.3	—
Residential-home equity	1.7	0.7	1.0	3.4	191.2	194.6	—
Residential-first liens	31.9	11.3	12.5	55.7	928.6	984.3	7.2
Total	$33.6	$12.0	$13.5	$59.1	$12,675.8	$12,734.9	$7.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016
(Unaudited)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016
(Unaudited)

A rollforward of our valuation allowance and ending balances of the allowance and loan balance by basis of impairment method was as follows:

	For the three months ended June 30, 2016
	Commercial	Residential	Total
	(in millions)
Beginning balance	$27.1	$22.2	$49.3
Provision	1.1	(1.3)	(0.2)
Charge-offs	—	(0.8)	(0.8)
Recoveries	—	0.8	0.8
Ending balance	$28.2	$20.9	$49.1

	For the six months ended June 30, 2016
	Commercial	Residential	Total
	(in millions)
Beginning balance	$27.5	$24.1	$51.6
Provision	0.7	(3.2)	(2.5)
Charge-offs	—	(1.6)	(1.6)
Recoveries	—	1.6	1.6
Ending balance	$28.2	$20.9	$49.1

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$—	$6.8	$6.8
Collectively evaluated for impairment	28.2	14.1	42.3
Allowance ending balance	$28.2	$20.9	$49.1

Loan balance by basis of impairment method:
Individually evaluated for impairment	$—	$20.2	$20.2
Collectively evaluated for impairment	11,556.0	1,158.7	12,714.7
Loan ending balance	$11,556.0	$1,178.9	$12,734.9

	For the three months ended June 30, 2015
	Commercial	Residential	Total
	(in millions)
Beginning balance	$27.8	$29.1	$56.9
Provision	0.6	0.6	1.2
Charge-offs	—	(3.5)	(3.5)
Recoveries	0.1	1.2	1.3
Ending balance	$28.5	$27.4	$55.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016
(Unaudited)

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

	June 30, 2016
		Unpaid
	Recorded	principal	Related
	investment	balance	allowance
	(in millions)
With no related allowance recorded:
Residential-first liens	$2.3	$2.3	$—
With an allowance recorded:
Residential-home equity	13.0	14.1	6.4
Residential-first liens	4.9	4.8	0.4
Total:
Residential	$20.2	$21.2	$6.8

	December 31, 2015
		Unpaid
	Recorded	principal	Related
	investment	balance	allowance
	(in millions)
With no related allowance recorded:
Residential-first liens	$3.6	$3.6	$—
With an allowance recorded:
Residential-home equity	13.7	14.8	7.0
Residential-first liens	5.9	5.8	0.5
Total:
Residential	$23.2	$24.2	$7.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2016		June 30, 2016
	Average		Average
	recorded	Interest income	recorded	Interest income
	investment	recognized	investment	recognized
	(in millions)
With no related allowance recorded:
Residential-first liens	$2.7	$—	$3.0	$—
With an allowance recorded:
Residential-home equity	13.0	—	13.4	0.1
Residential-first liens	5.2	0.1	5.4	0.1
Total:
Residential	$20.9	$0.1	$21.8	$0.2

	For the three months ended		For the six months ended
	June 30, 2015		June 30, 2015
	Average		Average
	recorded	Interest income	recorded	Interest income
	investment	recognized	investment	recognized
	(in millions)
With no related allowance recorded:
Commercial-brick and mortar	$2.3	$—	$2.6	$—
Residential-first liens	3.7	—	3.7	—
With an allowance recorded:
Commercial-brick and mortar	4.4	0.1	4.4	0.2
Residential-home equity	15.6	0.1	16.0	0.2
Residential-first liens	6.7	0.1	6.9	0.1
Total:
Commercial	$6.7	$0.1	$7.0	$0.2
Residential	$26.0	$0.2	$26.6	$0.3

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

The following table includes information about outstanding loans that were modified and met the criteria of a TDR during the periods indicated. In addition, the table includes information for loans that were modified and met the criteria of a TDR within the past twelve months that were in payment default during the periods indicated:

	For the three months ended June 30, 2016
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Residential-home equity	1	$—	—	$—
Residential-first liens	1	0.2	—	—
Total	2	$0.2	—	$—

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016
(Unaudited)

	For the three months ended June 30, 2015
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Residential-home equity	4	$0.2	—	$—
Total	4	$0.2	—	$—

	For the six months ended June 30, 2016
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Residential-home equity	3	$0.2	—	$—
Residential-first liens	1	0.2	—	—
Total	4	$0.4	—	$—

	For the six months ended June 30, 2015
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Residential-home equity	12	$0.7	1	$—
Total	12	$0.7	1	$—

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

Securities Posted as Collateral

We posted $1,969.3 million in fixed maturities, available-for-sale securities as of June 30, 2016, to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant (“FCM”) agreements, a lending arrangement and our obligation under funding agreements with Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, we posted $2,650.4 million in commercial mortgage loans and home equity mortgages as of June 30, 2016, to satisfy collateral requirements associated with our obligation under funding agreements with FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as fixed maturities, available-for-sale and mortgage loans, respectively, on our consolidated statements of financial position. Of the securities posted as collateral, $172.6 million can be sold or repledged by the secured party.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016
(Unaudited)

Balance Sheet Offsetting

Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	assets (1)	instruments (2)	received	Net amount
	(in millions)
June 30, 2016
Derivative assets	$1,286.4	$(733.1)	$(542.4)	$10.9
Reverse repurchase agreements	56.8	—	(56.8)	—
Total	$1,343.2	$(733.1)	$(599.2)	$10.9
December 31, 2015
Derivative assets	$665.4	$(409.7)	$(233.6)	$22.1
Reverse repurchase agreements	79.7	—	(79.7)	—
Total	$745.1	$(409.7)	$(313.3)	$22.1

(1)         The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents on the consolidated statements of financial position. The above excludes $5.2 million and $1.2 million of derivative assets as of June 30, 2016 and December 31, 2015, that are not subject to master netting agreements or similar agreements. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.

(2)         Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	liabilities (1)	instruments (2)	pledged	Net amount
	(in millions)
June 30, 2016
Derivative liabilities	$977.9	$(733.1)	$(174.8)	$70.0
December 31, 2015
Derivative liabilities	$758.6	$(409.7)	$(253.9)	$95.0

(1)         The gross amount of recognized derivative liabilities are reported with other liabilities on the consolidated statements of financial position. The above excludes $558.7 million and $421.5 million of derivative liabilities as of June 30, 2016 and December 31, 2015, respectively, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amounts of derivative liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016
(Unaudited)

Repurchase and reverse repurchase agreements include provisions to setoff other repurchase and reverse repurchase balances with the same counterparty. Repurchase and reverse repurchase agreements also include collateral provisions with the counterparties. For reverse repurchase agreements we require the counterparties to pledge collateral with a value greater than the amount of cash transferred. We have the right but do not sell or repledge collateral received in reverse repurchase agreements. Repurchase agreements are structured as secured borrowings for all counterparties. We pledge fixed maturities available-for-sale, which the counterparties have the right to sell or repledge. Interest incurred on repurchase agreements is reported as part of operating expense on the consolidated statements of operations. Net proceeds related to repurchase agreements are reported as a component of financing activities on the consolidated statements of cash flows. We did not have any outstanding repurchase agreements as of June 30, 2016 and December 31, 2015.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016
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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016
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

We posted $209.8 million and $342.7 million in cash and securities under collateral arrangements as of June 30, 2016 and December 31, 2015, respectively, to satisfy collateral requirements associated with our derivative credit support agreements and FCM agreements. These amounts include initial margin requirements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of June 30, 2016 and December 31, 2015, was $588.2 million and $606.5 million, respectively. Cleared derivatives have contingent features that require us to

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016
(Unaudited)

post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral triggers, we posted collateral and initial margin of $209.8 million and $342.7 million as of June 30, 2016 and December 31, 2015, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2016, we would be required to post an additional $68.7 million of collateral to our counterparties.

As of June 30, 2016 and December 31, 2015, we had received $537.2 million and $217.5 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

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

	June 30, 2016	December 31, 2015
	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$24,000.2	$21,704.2
Interest rate options	4,900.0	4,900.0
Interest rate futures	343.0	162.0
Swaptions	77.0	259.0
Foreign exchange contracts:
Currency swaps	1,683.0	1,751.0
Currency forwards	1,153.8	1,040.6
Equity contracts:
Equity options	3,887.3	3,604.8
Equity futures	635.1	514.2
Credit contracts:
Credit default swaps	1,013.9	1,084.5
Total return swaps	90.0	90.0
Futures	13.8	13.1
Other contracts:
Embedded derivatives	10,141.8	9,905.0
Total notional amounts at end of period	$47,938.9	$45,028.4

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$1,089.3	$505.5
Interest rate options	52.9	34.1
Foreign exchange contracts:
Currency swaps	94.1	105.6
Currency forwards	14.3	4.4
Equity contracts:
Equity options	83.4	39.9
Credit contracts:
Credit default swaps	8.6	13.4
Total return swaps	—	0.5
Total gross credit exposure	1,342.6	703.4
Less: collateral received	574.0	234.2
Net credit exposure	$768.6	$469.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016
(Unaudited)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$18.5	$9.4	$136.8	$132.2
Foreign exchange contracts	78.5	94.1	136.1	164.2
Total derivatives designated as hedging instruments	$97.0	$103.5	$272.9	$296.4

Derivatives not designated as hedging instruments
Interest rate contracts	$1,071.8	$493.0	$536.6	$255.8
Foreign exchange contracts	30.8	16.4	61.6	68.1
Equity contracts	83.4	39.8	91.0	112.3
Credit contracts	8.6	13.9	22.8	39.7
Other contracts	—	—	551.7	407.8
Total derivatives not designated as hedging instruments	1,194.6	563.1	1,263.7	883.7

Total derivative instruments	$1,291.6	$666.6	$1,536.6	$1,180.1

(1)  The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.

(2)  The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivative liabilities with a fair value of $324.3 million and $177.4 million as of June 30, 2016 and December 31, 2015, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also have purchased credit protection with identical underlyings to certain of our sold protection transactions. As of June 30, 2016 and December 31, 2015, we did not purchase credit protection relating to our sold protection transactions. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016
(Unaudited)

The following tables show our credit default swap protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	June 30, 2016
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
	(in millions)
Single name credit default swaps
Corporate debt
AAA	$30.0	$0.7	$30.0	2.7
AA	94.0	1.0	94.0	1.7
A	175.0	1.6	175.0	1.7
BBB	300.0	(1.0)	300.0	2.5
BB	20.0	(2.7)	20.0	3.3
Near default	10.0	(2.5)	10.0	3.5
Government/municipalities
AA	30.0	0.5	30.0	2.8
Sovereign
AA	10.0	0.2	10.0	3.2
BBB	40.0	(0.1)	40.0	3.2
Total single name credit default swaps	709.0	(2.3)	709.0	2.3

Basket and index credit default swaps
Corporate debt
Near default (1)	82.3	(6.6)	82.3	0.7
Government/municipalities
AA	30.0	(0.8)	30.0	1.2
Structured finance
AAA	4.3	—	4.3	0.2
Total basket and index credit default swaps	116.6	(7.4)	116.6	0.8
Total credit default swap protection sold	$825.6	$(9.7)	$825.6	2.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016
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

(1)         Includes $60.0 million and $78.0 million as of June 30, 2016 and December 31, 2015, respectively, notional of derivatives in consolidated collateralized private investment vehicle VIEs where the credit risk is borne by third party investors.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016
(Unaudited)

	June 30, 2016
			Weighted
			average
	Amortized	Carrying	expected life
	cost	value	(in years)
	(in millions)
Corporate debt
A	$24.9	$24.9	0.5
Total corporate debt	24.9	24.9	0.5

Structured finance
A	32.5	32.5	0.5
BBB	3.5	3.5	1.2
BB	2.3	2.3	1.2
CCC	4.7	4.7	2.3
Total structured finance	43.0	43.0	0.8
Total fixed maturities with credit derivatives	$67.9	$67.9	0.7

	December 31, 2015
			Weighted
			average
	Amortized	Carrying	expected life
	cost	value	(in years)
	(in millions)
Corporate debt
A	$24.6	$24.6	1.0
Total corporate debt	24.6	24.6	1.0

Structured finance
A	52.2	52.2	1.1
BBB	3.4	3.4	1.6
BB	2.3	2.3	1.6
CCC	4.8	4.8	1.9
Total structured finance	62.7	62.7	1.2
Total fixed maturities with credit derivatives	$87.3	$87.3	1.1

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016
(Unaudited)

The following table shows the effect of derivatives in fair value hedging relationships and the related hedged items on the consolidated statements of operations. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

				Amount of gain (loss)
	Amount of gain (loss)			recognized in net income on
	recognized in net income on			related hedged item for the
	derivatives for the three months			three months ended
Derivatives in fair value hedging	ended June 30, (1)		Hedged items in fair value	June 30, (1)
relationships	2016	2015	hedging relationships	2016	2015
	(in millions)			(in millions)
Interest rate contracts	$0.3	$20.2	Fixed maturities, available-for-sale	$(0.3)	$(19.3)
Interest rate contracts	0.4	(1.0)	Investment contracts	(0.5)	1.0
Total	$0.7	$19.2	Total	$(0.8)	$(18.3)

				Amount of gain (loss)
	Amount of gain (loss)			recognized in net income on
	recognized in net income on			related hedged item for the
	derivatives for the six months			for the six months
Derivatives in fair value hedging	ended June 30, (1)		Hedged items in fair value	ended June 30, (1)
relationships	2016	2015	hedging relationships	2016	2015
	(in millions)			(in millions)
Interest rate contracts	$(7.6)	$18.1	Fixed maturities, available-for-sale	$7.6	$(17.7)
Interest rate contracts	3.3	1.5	Investment contracts	(3.3)	(1.4)
Foreign exchange contracts	—	3.8	Fixed maturities, available-for-sale	—	(3.8)
Total	$(4.3)	$23.4	Total	$4.3	$(22.9)

(1)         The gain (loss) on both derivatives and hedged items in fair value relationships is reported in net realized capital gains (losses) on the consolidated statements of operations. The net amount represents the ineffective portion of our fair value hedges.

The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in fair value hedging relationships.

	Amount of gain (loss) for the three		Amount of gain (loss) for the
	months ended June 30,		six months ended June 30,
Hedged item	2016	2015	2016	2015
	(in millions)
Fixed maturities, available-for-sale (1)	$(11.9)	$(19.2)	$(25.0)	$(39.3)
Investment contracts (2)	0.7	1.0	1.4	1.9

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016

(Unaudited)

The maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 4.0 years. As of June 30, 2016, we had $34.6 million of net gains reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from AOCI into net income. During 2016 and 2015, there were no reclassifications from AOCI into net realized capital gains (losses) as a result of the determination that hedged cash flows were probable of not occurring.

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of operations and consolidated statements of financial position. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

		Amount of gain (loss)			Amount of gain (loss)
		recognized in AOCI on			reclassified from AOCI on
		derivatives (effective portion)		Location of gain (loss)	derivatives (effective portion)
Derivatives in cash		for the three months ended		reclassified from AOCI	for the three months ended
flow hedging		June 30,		into net income	June 30,
relationships	Related hedged item	2016	2015	(effective portion)	2016	2015
		(in millions)			(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$(6.9)	$(5.6)	Net investment income	$4.8	$4.1
Interest rate contracts	Investment contracts	0.5	1.4	Benefits, claims and settlement expenses	—	—
Interest rate contracts	Debt	—	—	Operating expense	(2.3)	(2.0)
Foreign exchange contracts	Fixed maturities, available-for-sale	10.9	(26.7)	Net realized capital gains	0.6	5.6
Foreign exchange contracts	Investment contracts	1.3	2.6	Benefits, claims and settlement expenses	—	—
Total		$5.8	$(28.3)	Total	$3.1	$7.7

		Amount of gain (loss)			Amount of gain (loss)
		recognized in AOCI on			reclassified from AOCI on
		derivatives (effective portion)		Location of gain (loss)	derivatives (effective portion)
Derivatives in cash		for the six months ended		reclassified from AOCI	for the six months ended
flow hedging		June 30,		into net income	June 30,
relationships	Related hedged item	2016	2015	(effective portion)	2016	2015
		(in millions)			(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$21.7	$11.1	Net investment income	$9.4	$7.9
Interest rate contracts	Investment contracts	1.6	2.3	Benefits, claims and settlement expenses	—	—
Interest rate contracts	Debt	—	—	Operating expense	(4.5)	(4.0)
Foreign exchange contracts	Fixed maturities, available-for-sale	5.5	13.5	Net realized capital gains	1.2	13.9
Foreign exchange contracts	Investment contracts	3.9	(1.2)	Benefits, claims and settlement expenses	—	—
Total		$32.7	$25.7	Total	$6.1	$17.8

The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in cash flow hedging relationships.

	Amount of gain (loss) for the		Amount of gain (loss) for the
	three months ended June 30,		six months ended June 30,
Hedged item	2016	2015	2016	2015
	(in millions)
Fixed maturities, available-for-sale (1)	$1.4	$1.6	$2.9	$3.1
Investment contracts (2)	(4.3)	(4.8)	(9.3)	(8.7)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016

(Unaudited)

(1)   Reported in net investment income on the consolidated statements of operations.

(2)   Reported in benefits, claims and settlement expenses on the consolidated statements of operations.

The ineffective portion of our cash flow hedges is reported in net realized capital gains (losses) on the consolidated statements of operations. The net gain (loss) resulting from the ineffective portion of foreign currency contracts in cash flow hedging relationships was $(0.1) million and $0.0 million for the three months ended June 30, 2016 and 2015, respectively. The net gain (loss) resulting from the ineffective portion of foreign currency contracts in cash flow hedging relationships was $(0.1) million and $0.1 million for the six months ended June 30, 2016 and 2015, respectively.

We expect to reclassify net losses of $3.3 million from AOCI into net income in the next 12 months, which includes net losses on periodic settlements of active hedges and net deferred gains on discontinued hedges. Actual amounts may vary from this amount as a result of market conditions.

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

	Amount of gain (loss) recognized in		Amount of gain (loss) recognized in
	net income on derivatives for the		net income on derivatives for the
	three months ended June 30,		six months ended June 30,
Derivatives not designated as hedging instruments	2016	2015	2016	2015
	(in millions)
Interest rate contracts	$73.0	$(151.0)	$260.7	$(66.1)
Foreign exchange contracts	(4.5)	4.3	23.1	(12.2)
Equity contracts	6.5	(44.3)	15.0	(32.2)
Credit contracts	5.7	8.8	24.5	13.4
Other contracts	(112.6)	109.3	(150.3)	58.9
Total	$(31.9)	$(72.9)	$173.0	$(38.2)

5. Long-Term Debt

As part of the retrospective adoption of authoritative guidance effective January 1, 2016, debt issuance costs are presented as a direct deduction from the carrying amount of the debt liability. Previously, debt issuance costs were classified as other assets on the consolidated statements of financial position.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016

(Unaudited)

The components of long-term debt were as follows:

	June 30, 2016
		Net unamortized
		discount,
		premium and
		debt issuance	Carrying
	Principal	costs	amount
	(in millions)
1.85% notes payable, due 2017	$300.0	$(0.7)	$299.3
8.875% notes payable, due 2019	350.0	(1.0)	349.0
3.3% notes payable, due 2022	300.0	(2.3)	297.7
3.125% notes payable, due 2023	300.0	(1.9)	298.1
3.4% notes payable, due 2025	400.0	(4.0)	396.0
6.05% notes payable, due 2036	600.0	(3.3)	596.7
4.625% notes payable, due 2042	300.0	(3.4)	296.6
4.35% notes payable, due 2043	300.0	(3.5)	296.5
4.7% notes payable, due 2055	400.0	(5.0)	395.0
Non-recourse mortgages and notes payable	46.5	(1.2)	45.3
Total long-term debt	$3,296.5	$(26.3)	$3,270.2

	December 31, 2015
		Net unamortized
		discount,
		premium and
		debt issuance	Carrying
	Principal	costs	amount
	(in millions)
1.85% notes payable, due 2017	$300.0	$(0.9)	$299.1
8.875% notes payable, due 2019	350.0	(1.2)	348.8
3.3% notes payable, due 2022	300.0	(2.5)	297.5
3.125% notes payable, due 2023	300.0	(2.0)	298.0
3.4% notes payable, due 2025	400.0	(4.3)	395.7
6.05% notes payable, due 2036	600.0	(3.3)	596.7
4.625% notes payable, due 2042	300.0	(3.5)	296.5
4.35% notes payable, due 2043	300.0	(3.5)	296.5
4.7% notes payable, due 2055	400.0	(5.0)	395.0
Non-recourse mortgages and notes payable	42.8	(1.4)	41.4
Total long-term debt	$3,292.8	$(27.6)	$3,265.2

Net discount, premium and issuance costs associated with issuing these notes are amortized to expense over the respective terms using the interest method.

6. Income Taxes

The effective income tax rates for the three months ended June 30, 2016 and 2015, were lower than the U.S. corporate income tax rate of 35% (“U.S. statutory rate”) primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income and tax credits.

The effective income tax rate for the six months ended June 30, 2016, was lower than the U.S. statutory rate primarily due to income tax deductions allowed for corporate dividends received, the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income and tax credits.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016

(Unaudited)

7. Employee and Agent Benefits

Components of Net Periodic Benefit Cost

			Other postretirement
	Pension benefits		benefits
	For the three months ended		For the three months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)
Service cost	$16.3	$15.8	$0.6	$0.5
Interest cost	33.7	30.1	1.6	1.7
Expected return on plan assets	(38.8)	(40.1)	(8.2)	(8.5)
Amortization of prior service benefit	(0.5)	(0.4)	(5.0)	(4.6)
Recognized net actuarial (gain) loss	19.2	25.5	—	(0.2)
Net periodic benefit cost (income)	$29.9	$30.9	$(11.0)	$(11.1)

			Other postretirement
	Pension benefits		benefits
	For the six months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)
Service cost	$32.5	$31.6	$1.2	$1.0
Interest cost	67.4	60.2	3.3	3.3
Expected return on plan assets	(77.5)	(80.3)	(16.3)	(17.0)
Amortization of prior service benefit	(1.1)	(0.9)	(10.1)	(9.2)
Recognized net actuarial (gain) loss	38.5	51.1	0.1	(0.4)
Net periodic benefit cost (income)	$59.8	$61.7	$(21.8)	$(22.3)

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. The minimum annual contribution for 2016 will be zero so we will not be required to fund our qualified pension plan during 2016. However, it is possible that we may fund the qualified and nonqualified pension plans in 2016 for a combined total of up to $125.0 million. During the three and six months ended June 30, 2016, we contributed $34.9 million and $59.7 million to these plans, respectively.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016

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

On March 18, 2014, McCaffree Financial Corp. Employee Retirement Program (“McCaffree”) filed a putative class action lawsuit in the United States District Court for the Southern District of Iowa against Principal Life. The complaint alleged, among other things, breach of duty of loyalty, breach of duty of prudence and prohibited transactions under ERISA. Principal Life filed a motion to dismiss the case and the court granted the motion. On January 8, 2016, the Eighth Circuit Court of Appeals affirmed the district court’s decision dismissing the complaint against Principal Life. The Plaintiff did not file a writ of certiorari to the United States Supreme Court before the deadline, and thus, the case is concluded.

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

In 2008, Principal Life received approximately $440.0 million in connection with the termination of certain structured transactions and the resulting prepayment of Principal Life’s investment in those transactions. The transactions involved Lehman Brothers Special Financing Inc. and Lehman Brothers Holdings Inc. (collectively, “Lehman”) in various capacities. Subsequent to Lehman’s 2008 bankruptcy filing, its bankruptcy estate initiated several lawsuits seeking to recover from numerous sources significant amounts to which it claims entitlement under various theories. We are one of a large group of defendants to this action. The estate’s claim against Principal Life, including interest, was approximately $600.0 million. On June 28, 2016, the bankruptcy court granted the Defendants’ motion to dismiss directed at common issues and dismissed with prejudice all claims against Principal Life.

While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe that any such matter will have a material adverse effect on our business or financial position. As of June 30, 2016, we had no estimated losses accrued related to the legal matters discussed above because we believe the loss from these matters is not probable and cannot be reasonably estimated.

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

The outcome of such matters is always uncertain, and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate as of June 30, 2016.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016

(Unaudited)

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. The terms of these agreements range in duration and often are not explicitly defined. The maximum exposure under these agreements as of June 30, 2016, was approximately $170.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event that performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period.

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

9. Stockholders’ Equity

Reconciliation of Outstanding Shares

	Series A	Series B	Common
	preferred stock	preferred stock	stock
	(in millions)
Outstanding shares as of January 1, 2015	3.0	10.0	293.9
Shares issued	—	—	2.3
Treasury stock acquired	—	—	(1.5)
Preferred stock redemption	(3.0)	(10.0)	—
Outstanding shares as of June 30, 2015	—	—	294.7

Outstanding shares as of January 1, 2016	—	—	291.4
Shares issued	—	—	1.9
Treasury stock acquired	—	—	(5.3)
Outstanding shares as of June 30, 2016	—	—	288.0

On June 30, 2015, we redeemed our 3.0 million shares of series A preferred stock for $300.0 million and our 10.0 million shares of series B preferred stock for $250.0 million. At redemption, we recognized $8.2 million excess redemption value over carrying value of the preferred shares redeemed as an adjustment to determine net income available to common stockholders.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016

(Unaudited)

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

Other Comprehensive Income (Loss)

	For the three months ended			For the six months ended
	June 30, 2016			June 30, 2016
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized gains on available-for-sale securities during the period	$954.2	$(330.6)	$623.6	$1,866.1	$(643.5)	$1,222.6
Reclassification adjustment for (gains) losses included in net income (1)	(35.3)	12.4	(22.9)	20.0	(7.0)	13.0
Adjustments for assumed changes in amortization patterns	(56.0)	19.7	(36.3)	(112.1)	39.3	(72.8)
Adjustments for assumed changes in policyholder liabilities	(394.1)	132.9	(261.2)	(687.2)	232.0	(455.2)
Net unrealized gains on available-for-sale securities	468.8	(165.6)	303.2	1,086.8	(379.2)	707.6

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	6.6	(2.3)	4.3	(0.9)	0.3	(0.6)
Adjustments for assumed changes in amortization patterns	(2.4)	0.8	(1.6)	(1.6)	0.6	(1.0)
Adjustments for assumed changes in policyholder liabilities	(0.1)	—	(0.1)	—	—	—
Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	4.1	(1.5)	2.6	(2.5)	0.9	(1.6)

Net unrealized gains on derivative instruments during the period	16.2	(5.6)	10.6	21.9	(7.6)	14.3
Reclassification adjustment for gains included in net income (3)	(3.1)	0.9	(2.2)	(6.1)	1.8	(4.3)
Adjustments for assumed changes in amortization patterns	2.4	(0.8)	1.6	1.0	(0.3)	0.7
Adjustments for assumed changes in policyholder liabilities	1.7	(0.5)	1.2	2.7	(0.9)	1.8
Net unrealized gains on derivative instruments	17.2	(6.0)	11.2	19.5	(7.0)	12.5

Foreign currency translation adjustment	25.1	(11.0)	14.1	164.0	(20.2)	143.8

Amortization of prior service cost and actuarial loss included in net periodic benefit cost (4)	13.7	(5.7)	8.0	27.4	(11.4)	16.0
Net unrecognized postretirement benefit obligation	13.7	(5.7)	8.0	27.4	(11.4)	16.0

Other comprehensive income	$528.9	$(189.8)	$339.1	$1,295.2	$(416.9)	$878.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016

(Unaudited)

Accumulated Other Comprehensive Income (Loss)

		Noncredit
	Net unrealized	component of	Net unrealized	Foreign	Unrecognized	Accumulated
	gains on	impairment losses	gains on	currency	postretirement	other
	available-for-sale	on fixed maturities	derivative	translation	benefit	comprehensive
	securities	available-for-sale	instruments	adjustment	obligation	income (loss)
	(in millions)
Balances as of January 1, 2015	$1,202.8	$(105.1)	$50.6	$(686.8)	$(411.1)	$50.4
Other comprehensive loss during the period, net of adjustments	(243.8)	—	23.5	(170.4)	—	(390.7)
Amounts reclassified from AOCI	(5.5)	16.9	(11.8)	—	24.0	23.6
Other comprehensive loss	(249.3)	16.9	11.7	(170.4)	24.0	(367.1)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(9.9)	—	(9.9)
Balances as of June 30, 2015	$953.5	$(88.2)	$62.3	$(867.1)	$(387.1)	$(326.6)

Balances as of January 1, 2016	$732.1	$(86.0)	$69.8	$(1,148.2)	$(450.2)	$(882.5)
Other comprehensive income during the period, net of adjustments	694.6	(1.6)	16.8	138.0	—	847.8
Amounts reclassified from AOCI	13.0	—	(4.3)	—	16.0	24.7
Other comprehensive income	707.6	(1.6)	12.5	138.0	16.0	872.5
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(9.3)	—	(9.3)
Balances as of June 30, 2016	$1,439.7	$(87.6)	$82.3	$(1,019.5)	$(434.2)	$(19.3)

Noncontrolling Interest

Interests held by unaffiliated parties in consolidated entities are reflected in noncontrolling interest, which represents the noncontrolling partners’ share of the underlying net assets of our consolidated subsidiaries. Noncontrolling interest that is not redeemable is reported in the equity section of the consolidated statements of financial position.

The noncontrolling interest holders in certain of our consolidated entities maintain an equity interest that is redeemable at the option of the holder, which may be exercised on varying dates. Since redemption of the noncontrolling interest is outside of our control, this interest is presented on the consolidated statements of financial position line item titled “Redeemable noncontrolling interest.” Our redeemable noncontrolling interest primarily relates to consolidated sponsored investment funds for which interests are redeemed at fair value from the net assets of the funds.

For our redeemable noncontrolling interest related to other consolidated subsidiaries, redemptions are required to be purchased at fair value or a value based on a formula that management intended to reasonably approximate fair value based on a fixed multiple of earnings over a measurement period. The carrying value of the redeemable noncontrolling interest is compared to the redemption value at each reporting period. Any adjustments to the carrying amount of the redeemable noncontrolling interest for changes in redemption value prior to exercise of the redemption option are determined after the attribution of net income or loss of the subsidiary and are recognized in the redemption value as they occur. Adjustments to the carrying value of redeemable noncontrolling interest result in adjustments to additional paid-in capital and/or retained earnings. Adjustments are recorded in retained earnings to the extent the redemption value of the redeemable noncontrolling interest exceeds its fair value and will impact the numerator in our earnings per share calculations. All other adjustments to the redeemable noncontrolling interest are recorded in additional paid-in capital.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016

(Unaudited)

Following is a reconciliation of the changes in the redeemable noncontrolling interest (in millions):

Balance as of January 1, 2015	$58.0
Net income attributable to redeemable noncontrolling interest	2.1
Contributions from redeemable noncontrolling interest	24.7
Distributions to redeemable noncontrolling interest	(4.4)
Purchase of subsidiary shares from redeemable noncontrolling interest	(6.5)
Change in redemption value of redeemable noncontrolling interest	3.3
Foreign currency translation adjustment	(5.6)
Balance as of June 30, 2015	$71.6

Balance as of January 1, 2016	$85.7
Net income attributable to redeemable noncontrolling interest	3.2
Redeemable noncontrolling interest of newly consolidated entities (1)	179.5
Redeemable noncontrolling interest of deconsolidated entities (2)	(18.7)
Contributions from redeemable noncontrolling interest	121.3
Distributions to redeemable noncontrolling interest	(29.6)
Purchase of subsidiary shares from redeemable noncontrolling interest	(8.1)
Change in redemption value of redeemable noncontrolling interest	(0.4)
Foreign currency translation adjustment	4.2
Balance as of June 30, 2016	$337.1

(1)         Effective January 1, 2016, certain sponsored investment funds were consolidated as a result of the implementation of new accounting guidance. See Note 2, Variable Interest Entities, for further details.

(2)         We deconsolidated certain sponsored investment funds as they no longer met the requirements for consolidation.

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

•                  Level 2 – Fair values are based on inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly. Our Level 2 assets and liabilities primarily include fixed maturities (including public and private bonds), equity securities, cash equivalents, derivatives and other investments.

•                  Level 3 – Fair values are based on at least one significant unobservable input for the asset or liability. Our Level 3 assets and liabilities primarily include fixed maturities, real estate and commercial mortgage loan investments of our separate accounts, complex derivatives and embedded derivatives.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016

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

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized, which are reflected in Level 3 and can include fixed maturities across all asset classes. As of June 30, 2016, less than 1% of our Level 3 fixed maturities were valued using internal pricing models.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016

(Unaudited)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2016
	Assets/	Amount
	(liabilities)	measured at	Fair value hierarchy level
	measured at	net asset
	fair value	value (5)	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,570.4	$—	$1,032.3	$538.1	$—
Non-U.S. governments	901.8	—	3.1	831.2	67.5
States and political subdivisions	5,472.2	—	—	5,472.2	—
Corporate	34,412.3	—	37.8	34,132.8	241.7
Residential mortgage-backed securities	2,819.7	—	—	2,819.7	—
Commercial mortgage-backed securities	4,330.6	—	—	4,315.1	15.5
Collateralized debt obligations	871.8	—	—	809.0	62.8
Other debt obligations	4,902.5	—	—	4,895.7	6.8
Total fixed maturities, available-for-sale	55,281.3	—	1,073.2	53,813.8	394.3
Fixed maturities, trading	656.9	—	172.9	366.2	117.8
Equity securities, available-for-sale	105.2	—	63.8	38.7	2.7
Equity securities, trading	1,331.1	—	445.9	885.2	—
Derivative assets (1)	1,291.6	—	—	1,230.5	61.1
Other investments (2)	713.3	97.6	408.7	170.9	36.1
Cash equivalents (3)	1,089.9	—	38.8	1,051.1	—
Sub-total excluding separate account assets	60,469.3	97.6	2,203.3	57,556.4	612.0

Separate account assets	134,736.0	—	75,579.6	51,748.1	7,408.3
Total assets	$195,205.3	$97.6	$77,782.9	$109,304.5	$8,020.3

Liabilities
Investment contracts (4)	$(324.3)	$—	$—	$—	$(324.3)
Derivative liabilities (1)	(984.8)	—	—	(956.3)	(28.5)
Other liabilities (4)	(286.1)	—	—	(227.5)	(58.6)
Total liabilities	$(1,595.2)	$—	$—	$(1,183.8)	$(411.4)

Net assets	$193,610.1	$97.6	$77,782.9	$108,120.7	$7,608.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016

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

(5)

Certain investments are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy. These consist of certain fund interests that are restricted until maturity with unfunded commitments totaling $35.1 million and $7.3 million as of June 30, 2016 and December 31, 2015, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016

(Unaudited)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows:

	For the three months ended June 30, 2016
		Total realized/unrealized						Changes in
	Beginning	gains (losses)		Net			Ending	unrealized
	asset/			purchases,			asset/	gains (losses)
	(liability)			sales,			(liability)	included in
	balance		Included in	issuances			balance	net income
	as of	Included in	other	and	Transfers	Transfers	as of	relating to
	March 31,	net income	comprehensive	settlements	into	out of	June 30,	positions still
	2016	(1)	income	(3)	Level 3	Level 3	2016	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$97.8	$—	$—	$2.3	$—	$(32.6)	$67.5	$—
Corporate	222.7	(0.2)	(1.1)	4.6	15.7	—	241.7	(0.2)
Commercial mortgage-backed securities	2.4	—	—	13.1	—	—	15.5	—
Collateralized debt obligations	62.8	—	0.2	(0.2)	—	—	62.8	—
Other debt obligations	7.0	—	0.1	(0.3)	—	—	6.8	—
Total fixed maturities, available-for-sale	392.7	(0.2)	(0.8)	19.5	15.7	(32.6)	394.3	(0.2)
Fixed maturities, trading	135.8	—	—	(18.0)	—	—	117.8	—
Equity securities, available-for-sale	4.1	(1.3)	(0.1)	—	—	—	2.7	(1.4)
Derivative assets	59.1	1.7	—	0.3	—	—	61.1	2.4
Other investments	35.9	0.1	—	0.1	—	—	36.1	0.1
Separate account assets (2)	7,094.5	140.2	—	174.2	0.1	(0.7)	7,408.3	95.9

Liabilities
Investment contracts	(213.0)	(113.0)	—	1.7	—	—	(324.3)	(114.3)
Derivative liabilities	(36.1)	6.9	—	0.7	—	—	(28.5)	5.1
Other liabilities	(73.1)	(2.9)	—	17.4	—	—	(58.6)	(2.4)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016

(Unaudited)

	For the three months ended June 30, 2015
		Total realized/unrealized						Changes in
	Beginning	gains (losses)		Net			Ending	unrealized
	asset/			purchases,			asset/	gains (losses)
	(liability)			sales,			(liability)	included in
	balance	Included in	Included in	issuances			balance	net income
	as of	net	other	and	Transfers	Transfers	as of	relating to
	March 31,	income	comprehensive	settlements	into	out of	June 30,	positions still
	2015	(1)	income	(3)	Level 3	Level 3	2015	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale: Non-U.S. governments	$40.6	$(0.1)	$(0.2)	$5.3	$—	$—	$45.6	$(0.1)
Corporate	237.0	—	(4.6)	7.7	6.7	(19.8)	227.0	(0.1)
Collateralized debt obligations	63.6	(0.1)	—	(0.2)	—	—	63.3	—
Other debt obligations	55.3	—	(0.6)	(3.4)	—	(9.9)	41.4	—
Total fixed maturities, available-for-sale	396.5	(0.2)	(5.4)	9.4	6.7	(29.7)	377.3	(0.2)
Fixed maturities, trading	140.2	(0.5)	—	0.1	—	—	139.8	(0.5)
Equity securities, available-for-sale	4.1	—	—	—	—	—	4.1	—
Derivative assets	60.2	(15.0)	—	(0.1)	—	—	45.1	(15.0)
Other investments	28.6	0.2	—	0.9	—	—	29.7	0.2
Separate account assets (2)	6,030.6	239.2	—	136.3	—	(0.1)	6,406.0	240.8

Liabilities
Investment contracts	(228.7)	108.6	—	3.1	—	—	(117.0)	107.0
Derivative liabilities	(50.8)	12.9	0.9	—	—	—	(37.0)	12.8
Other liabilities	(65.3)	(2.2)	—	—	—	—	(67.5)	(2.2)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016

(Unaudited)

	For the six months ended June 30, 2016
		Total realized/unrealized						Changes in
	Beginning	gains (losses)		Net			Ending	unrealized
	asset/			purchases,			asset/	gains (losses)
	(liability)			sales,			(liability)	included in
	balance	Included	Included in	issuances			balance	net income
	as of	in net	other	and	Transfers	Transfers	as of	relating to
	December 31,	income	comprehensive	settlements	into	out of	June 30,	positions still
	2015	(1)	income	(3)	Level 3	Level 3	2016	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale: Non-U.S. governments	$79.1	$(0.1)	$2.5	$18.6	$—	$(32.6)	$67.5	$(0.1)
Corporate	223.9	(0.3)	(3.7)	7.8	15.7	(1.7)	241.7	(0.3)
Commercial mortgage-backed securities	4.8	—	—	13.0	—	(2.3)	15.5	—
Collateralized debt obligations	63.5	—	(0.5)	(0.2)	—	—	62.8	—
Other debt obligations	7.5	—	—	(0.7)	—	—	6.8	—
Total fixed maturities, available-for-sale	378.8	(0.4)	(1.7)	38.5	15.7	(36.6)	394.3	(0.4)
Fixed maturities, trading	135.5	0.3	—	(18.0)	—	—	117.8	0.4
Equity securities, available-for-sale	4.1	(1.3)	(0.1)	—	—	—	2.7	(1.4)
Derivative assets	47.2	13.2	—	0.7	—	—	61.1	14.4
Other investments	35.1	0.7	—	0.3	—	—	36.1	0.7
Separate account assets (2)	7,013.9	293.1	(0.1)	101.2	0.9	(0.7)	7,408.3	305.7

Liabilities
Investment contracts	(177.4)	(151.3)	—	4.4	—	—	(324.3)	(153.4)
Derivative liabilities	(50.5)	20.5	0.5	1.0	—	—	(28.5)	17.3
Other liabilities	(68.1)	(7.9)	—	17.4	—	—	(58.6)	(6.2)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016

(Unaudited)

	For the six months ended June 30, 2015
		Total realized/unrealized						Changes in
	Beginning	gains (losses)		Net			Ending	unrealized
	asset/			purchases,			asset/	gains (losses)
	(liability)			sales,			(liability)	included in
	balance	Included	Included in	issuances			balance	net income
	as of	in net	other	and	Transfers	Transfers	as of	relating to
	December 31,	income	comprehensive	settlements	into	out of	June 30,	positions still
	2014	(1)	income	(3)	Level 3	Level 3	2015	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale: Non-U.S. governments	$38.7	$(0.1)	$0.1	$6.9	$—	$—	$45.6	$(0.1)
Corporate	245.6	(0.1)	(0.9)	23.7	26.2	(67.5)	227.0	(0.2)
Collateralized debt obligations	64.2	—	(0.1)	(0.8)	—	—	63.3	—
Other debt obligations	63.7	—	(0.1)	2.1	—	(24.3)	41.4	—
Total fixed maturities, available-for-sale	412.2	(0.2)	(1.0)	31.9	26.2	(91.8)	377.3	(0.3)
Fixed maturities, trading	139.7	0.2	—	(0.1)	—	—	139.8	0.1
Equity securities, available-for-sale	4.1	—	—	—	—	—	4.1	—
Derivative assets	53.7	(11.0)	—	2.4	—	—	45.1	(10.8)
Other investments	127.2	4.0	—	(66.5)	—	(35.0)	29.7	4.0
Separate account assets (2)	5,891.4	454.9	—	59.7	0.1	(0.1)	6,406.0	439.6

Liabilities
Investment contracts	(176.4)	57.6	—	1.8	—	—	(117.0)	54.9
Derivative liabilities	(35.5)	(2.9)	1.2	0.2	—	—	(37.0)	(3.0)
Other liabilities	(66.3)	(1.2)	—	—	—	—	(67.5)	(1.3)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016

(Unaudited)

	For the three months ended June 30, 2016
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$2.6	$—	$—	$(0.3)	$2.3
Corporate	7.9	—	—	(3.3)	4.6
Commercial mortgage-backed securities	13.7	—	—	(0.6)	13.1
Collateralized debt obligations	—	—	—	(0.2)	(0.2)
Other debt obligations	—	—	—	(0.3)	(0.3)
Total fixed maturities, available-for-sale	24.2	—	—	(4.7)	19.5
Fixed maturities, trading	—	(18.0)	—	—	(18.0)
Derivative assets	—	0.3	—	—	0.3
Other investments	0.1	—	—	—	0.1
Separate account assets (4)	233.9	(5.4)	(47.2)	(7.1)	174.2

Liabilities
Investment contracts	—	—	—	1.7	1.7
Derivative liabilities	—	0.7	—	—	0.7
Other liabilities	—	17.4	—	—	17.4

	For the three months ended June 30, 2015
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$5.6	$—	$—	$(0.3)	$5.3
Corporate	14.5	(2.1)	—	(4.7)	7.7
Collateralized debt obligations	—	—	—	(0.2)	(0.2)
Other debt obligations	—	—	—	(3.4)	(3.4)
Total fixed maturities, available-for-sale	20.1	(2.1)	—	(8.6)	9.4
Fixed maturities, trading	—	—	—	0.1	0.1
Derivative assets	—	(0.1)	—	—	(0.1)
Other investments	0.9	—	—	—	0.9
Separate account assets (4)	221.8	5.3	(96.5)	5.7	136.3

Liabilities
Investment contracts	—	—	0.8	2.3	3.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016

(Unaudited)

	For the six months ended June 30, 2016
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$19.3	$—	$—	$(0.7)	$18.6
Corporate	31.8	(9.3)	—	(14.7)	7.8
Commercial mortgage-backed securities	13.7	—	—	(0.7)	13.0
Collateralized debt obligations	—	—	—	(0.2)	(0.2)
Other debt obligations	—	—	—	(0.7)	(0.7)
Total fixed maturities, available-for-sale	64.8	(9.3)	—	(17.0)	38.5
Fixed maturities, trading	—	(18.0)	—	—	(18.0)
Derivative assets	—	0.7	—	—	0.7
Other investments	0.3	—	—	—	0.3
Separate account assets (4)	290.1	(66.1)	(140.0)	17.2	101.2

Liabilities
Investment contracts	—	—	1.1	3.3	4.4
Derivative liabilities	—	1.0	—	—	1.0
Other liabilities	—	17.4	—	—	17.4

	For the six months ended June 30, 2015
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$7.5	$—	$—	$(0.6)	$6.9
Corporate	41.6	(5.7)	—	(12.2)	23.7
Collateralized debt obligations	—	—	—	(0.8)	(0.8)
Other debt obligations	10.1	—	—	(8.0)	2.1
Total fixed maturities, available-for-sale	59.2	(5.7)	—	(21.6)	31.9
Fixed maturities, trading	—	(0.2)	—	0.1	(0.1)
Derivative assets	2.5	(0.1)	—	—	2.4
Other investments	1.2	(67.7)	—	—	(66.5)
Separate account assets (4)	361.0	(159.4)	(145.8)	3.9	59.7

Liabilities
Investment contracts	—	—	(2.3)	4.1	1.8
Derivative liabilities	—	0.2	—	—	0.2

(4)         Issuances and settlements include amounts related to mortgage encumbrances associated with real estate in our separate accounts.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016

(Unaudited)

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels were as follows:

	For the three months ended June 30, 2016
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$—	$—	$—	$—	$—	$32.6
Corporate	—	—	—	15.7	—	—
Total fixed maturities, available-for-sale	—	—	—	15.7	—	32.6
Separate account assets	0.2	—	0.2	0.1	—	0.7

	For the three months ended June 30, 2015
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$6.7	$—	$19.8
Other debt obligations	—	—	—	—	—	9.9
Total fixed maturities, available-for-sale	—	—	—	6.7	—	29.7
Separate account assets	0.9	—	6.2	—	—	0.1

	For the six months ended June 30, 2016
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$—	$—	$—	$—	$—	$32.6
Corporate	—	—	—	15.7	—	1.7
Commercial mortgage-backed securities	—	—	—	—	—	2.3
Total fixed maturities, available-for-sale	—	—	—	15.7	—	36.6
Separate account assets	26.4	—	4.7	0.9	—	0.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016

(Unaudited)

	For the six months ended June 30, 2015
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

Separate account assets transferred between Level 1 and Level 2 during the six months ended June 30, 2016, primarily related to foreign equity securities. When these securities are valued at the close price of the local exchange where the assets traded, they are reflected in Level 1. When events materially affecting the value occur between the close of the local exchange and the New York Stock Exchange, we use adjusted prices determined by a third party pricing vendor to update the foreign market closing prices and the fair value is reflected in Level 2.

Assets transferred into Level 3 during the three and six months ended June 30, 2016 and 2015, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations.

Assets transferred out of Level 3 during the three and six months ended June 30, 2016 and 2015, included those for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information. In addition, for the six months ended June 30, 2015, assets transferred out of Level 3 included assets valued using the measurement alternative for CCFEs for which the corresponding liabilities have the more observable fair value and are reflected in Level 2.

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

June 30, 2016
Assets /
(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$8.4	Discounted cash flow	Discount rate (1)	1.5%	1.5%
			Illiquidity premium	50 basis points (“bps”)	50bps

			Comparability adjustment	(25)bps	(25)bps

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016

(Unaudited)

	June 30, 2016
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Corporate	49.2	Discounted cash flow	Discount rate (1)	1.2%-7.5%	3.5%
			Illiquidity premium	0bps-60bps	29bps
			Comparability adjustment	0bps-20bps	6bps
Collateralized debt obligations	3.0	Discounted cash flow	Discount rate (1)	8.5%	8.5%
			Probability of default	100.0%	100.0%
			Potential loss severity	55.9%	55.9%
Other debt obligations	6.8	Discounted cash flow	Discount rate (1)	5.0%	5.0%
			Illiquidity premium	750bps	750bps
Fixed maturities, trading	10.5	Discounted cash flow	Discount rate (1)	1.9%-2.9%	2.0%
			Illiquidity premium	0bps-300bps	240bps
Other investments	36.1	Discounted cash flow - equity method real estate investments	Discount rate (1)	7.8%	7.8%
			Terminal capitalization rate	6.8%	6.8%
			Average market rent growth rate	3.0%	3.0%
		Discounted cash flow - equity method real estate investments - debt	Loan to value	52.0%	52.0%
			Credit spread rate	2.1%	2.1%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016

(Unaudited)

	June 30, 2016
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Separate account assets	7,288.0	Discounted cash flow - mortgage loans	Discount rate (1)	1.1%-7.4%	3.5%
			Illiquidity premium	0bps-60bps	10bps
			Credit spread rate	76bps-699bps	233bps
		Discounted cash flow - real estate	Discount rate (1)	5.8%-19.1%	7.2%
			Terminal capitalization rate	4.3%-9.3%	6.2%
			Average market rent growth rate	1.9%-4.4%	3.0%
		Discounted cash flow - real estate debt	Loan to value	2.3%-71.1%	46.8%
			Credit spread rate	2.3%-4.2%	3.3%

Liabilities
Investment contracts	(324.3)	Discounted cash flow	Long duration interest rate	1.8% (2)
			Long-term equity market volatility	14.9%-44.7%
			Non-performance risk	0.5%-2.1%
			Utilization rate	See note (3)
			Lapse rate	0.5%-14.1%
			Mortality rate	See note (4)

December 31, 2015
Assets /
(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$8.9	Discounted cash flow	Discount rate (1)	2.2%	2.2%
			Illiquidity premium	50 bps	50bps

Corporate	43.2	Discounted cash flow	Discount rate (1)	0.0%-7.5%	5.1%
			Comparability adjustment	(4)bps-7bps	0bps
			Illiquidity premium	0bps-60bps	33bps

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

June 30, 2016

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. During the six months ended June 30, 2016, certain mortgage loans had been marked to fair value of $0.7 million. The net impact of write-downs of loans reclassified to held-for-sale, impairments and improvements in estimated fair value of previously impaired loans resulted in a net loss of $0.0 million and $0.1 million for the three and six months ended June 30, 2016, respectively, that was recorded in net realized capital gains (losses) as part of the mortgage loan valuation allowance. This includes the impact of certain loans no longer on our books. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve significant unobservable inputs.

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

The fair value and aggregate contractual principal amounts of commercial mortgage loans for which the fair value option has been elected were $15.0 million and $14.7 million as of June 30, 2016, and $18.3 million and $17.8 million as of December 31, 2015, respectively. The change in fair value of the loans resulted in a $0.1 million and $0.1 million pre-tax loss for the three months ended June 30, 2016 and 2015, respectively, and a $0.3 million and $2.1 million pre-tax loss for the six months ended June 30, 2016 and 2015, respectively, none of which related to instrument-specific credit risk. None of these loans were more than 90 days past due or in nonaccrual status. Interest income on these commercial mortgage loans is included in net investment income on the consolidated statements of operations and is recorded based on the effective interest rates as determined at the closing of the loan. Interest income recorded on these commercial mortgage loans was $0.3 million and $0.9 million for the three months ended June 30, 2016 and 2015, respectively, and $0.6 million and $1.5 million for the six months ended June 30, 2016 and 2015, respectively.

The fair value and aggregate unpaid principal amounts of obligations for which the fair value option has been elected were $58.6 million and $60.0 million as of June 30, 2016, and $68.1 million and $78.0 million as of December 31, 2015, respectively. For the three months ended June 30, 2016 and 2015, the change in fair value of the obligations resulted in a pre-tax loss of $3.5 million and $2.9 million, which includes a pre-tax loss of $3.5 million and $2.2 million related to instrument-specific credit risk that is estimated based on credit spreads and quality ratings, respectively. For the six months ended June 30, 2016 and 2015, the change in fair value of the obligations resulted in a pre-tax loss of $8.5 million and $0.2 million, which includes a pre-tax loss of $8.5 million and $1.3 million related to instrument-specific credit risk that is estimated based on credit spreads and quality ratings, respectively. Interest expense recorded on these obligations is included in operating expenses on the consolidated statements of operations and was $0.2 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively, and $0.5 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively.

We invest in real estate ventures for the purpose of earning investment returns and for capital appreciation. We elected the fair value option for certain ventures that are subject to the equity method of accounting because the nature of the investments is to add value to the properties and generate income from the operations of the properties. Other equity method real estate investments are not fair valued because the investments mainly generate income from the operations of the underlying properties. These investments are reported with other investments in the consolidated statements of financial position. The changes in fair value are reported in net investment income on the consolidated statements of operations. The

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016
(Unaudited)

fair value of the equity method investments for which the fair value option has been elected was $36.1 million and $35.1 million as of June 30, 2016 and December 31, 2015, respectively. The change in fair value of the investments resulted in a $0.2 million and $0.2 million pre-tax gain for the three months ended June 30, 2016 and 2015, respectively, and $0.7 million and $4.0 million pre-tax gain for the six months ended June 30, 2016 and 2015, respectively.

We invest in certain investment funds where we do not have enough influence to account for under the equity method and elect the fair value option to reflect the economics of the investment in the financial statements. These investments are reported with other investments in the consolidated statements of financial position. The changes in fair value and dividend income received on the investments are reported in net investment income on the consolidated statements of operations. Absent the fair value election, the change in fair value on the investments would be reported in OCI. We do not elect the fair value option for other similar investments as these investments are generally accounted for under the equity method of accounting. The fair value of the investments for which the fair value option has been elected was $31.0 million as of June 30, 2016. The change in fair value of the investments resulted in a $5.4 million and $5.1 million pre-tax gain for the three and six months ended June 30, 2016, respectively. Dividend income received on the investments was $0.0 million and $0.3 million for the three and six months ended June 30, 2016, respectively. We did not have material investment funds for which we elected the fair value option as of or for the year ended December 31, 2015.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	June 30, 2016
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$12,685.8	$13,398.4	$—	$—	$13,398.4
Policy loans	831.6	1,102.5	—	—	1,102.5
Other investments	249.9	260.4	—	180.2	80.2
Cash and cash equivalents	1,165.5	1,165.5	1,108.7	56.8	—
Investment contracts	(30,866.6)	(30,928.8)	—	(5,460.5)	(25,468.3)
Short-term debt	(25.9)	(25.9)	—	(25.9)	—
Long-term debt	(3,270.2)	(3,551.2)	—	(3,504.7)	(46.5)
Separate account liabilities	(122,818.2)	(121,664.7)	—	—	(121,664.7)
Bank deposits	(2,117.9)	(2,121.0)	(1,490.8)	(630.2)	—
Cash collateral payable	(556.5)	(556.5)	(556.5)	—	—

	December 31, 2015
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$12,339.4	$12,653.5	$—	$—	$12,653.5
Policy loans	817.1	1,023.1	—	—	1,023.1
Other investments	185.0	197.8	—	118.9	78.9
Cash and cash equivalents	961.6	961.6	961.6	—	—
Investment contracts	(29,063.6)	(28,703.2)	—	(4,925.0)	(23,778.2)
Short-term debt	(181.1)	(181.1)	—	(181.1)	—
Long-term debt	(3,265.2)	(3,411.9)	—	(3,369.1)	(42.8)
Separate account liabilities	(125,265.0)	(124,005.9)	—	—	(124,005.9)
Bank deposits	(2,070.8)	(2,074.4)	(1,457.4)	(617.0)	—
Cash collateral payable	(216.3)	(216.3)	(216.3)	—	—

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016
(Unaudited)

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

Cash and Cash Equivalents

Certain cash equivalents not reported at fair value include short-term investments with maturities of three months or less for which public quotations are not available to use in determining fair value. Because of the highly liquid nature of these assets, carrying amounts are used to approximate fair value, which are reflected in Level 2. The carrying amount of the remaining cash approximates its fair value, which is reflected in Level 1 given the nature of cash.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016
(Unaudited)

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

The Principal International segment has operations in Brazil, Chile, China, Hong Kong Special Administrative Region, India, Mexico and Southeast Asia. We focus on countries with large middle classes, favorable demographics and growing long-term savings, ideally with voluntary or mandatory pension markets. We entered these countries through acquisitions, start-up operations and joint ventures.

The U.S. Insurance Solutions segment provides specialty benefits insurance, which consists of group dental and vision insurance, individual and group disability insurance, group life insurance and non-medical fee-for-service claims administration, and individual life insurance throughout the United States.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016
(Unaudited)

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

Management uses segment pre-tax operating earnings in evaluating performance, which is consistent with the financial results provided to and discussed with securities analysts. We determine segment pre-tax operating earnings by adjusting U.S. GAAP income before income taxes for pre-tax net realized capital gains (losses), as adjusted, pre-tax other adjustments that management believes are not indicative of overall operating trends and certain adjustments related to equity method investments and noncontrolling interest. Pre-tax net realized capital gains (losses), as adjusted, are net of related changes in the amortization pattern of DAC and related actuarial balances, recognition of deferred front-end fee revenues for sales charges on retirement and life insurance products and services, amortization of hedge accounting book value adjustments for certain discontinued hedges, net realized capital gains and losses distributed, certain adjustments related to equity method investments, certain adjustments related to sponsored investment funds and certain market value adjustments to fee revenues. Pre-tax net realized capital gains (losses), as adjusted, exclude periodic settlements and accruals on derivative instruments not designated as hedging instruments and exclude certain market value adjustments of embedded derivatives and realized capital gains (losses) associated with our exited group medical insurance business. Segment operating revenues exclude net realized capital gains (losses) (except periodic settlements and accruals on derivatives not designated as hedging instruments), including their impact on recognition of front-end fee revenues, certain market value adjustments to fee revenues, certain adjustments related to equity method investments, certain adjustments related to sponsored investment funds and amortization of hedge accounting book value adjustments for certain discontinued hedges; certain adjustments related to equity method investments, pre-tax other adjustments management believes are not indicative of overall operating trends and revenue from our exited group medical insurance business. While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of segment pre-tax operating earnings enhances the understanding of our results of operations by highlighting pre-tax earnings attributable to the normal, ongoing operations of the business.

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

The following tables summarize select financial information by segment, including operating revenues for our products and services, and reconcile segment totals to those reported in the consolidated financial statements:

	June 30, 2016	December 31, 2015
	(in millions)
Assets:
Retirement and Income Solutions	$148,097.3	$139,678.5
Principal Global Investors	1,853.4	1,880.4
Principal International	45,249.2	50,588.6
U.S. Insurance Solutions	23,101.3	22,156.9
Corporate	4,773.0	4,355.9
Total consolidated assets	$223,074.2	$218,660.3

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)
Operating revenues by segment:
Retirement and Income Solutions:
Retirement and Income Solutions – Fee	$428.8	$454.3	$842.1	$892.0
Retirement and Income Solutions – Spread	1,045.8	1,450.9	2,096.5	2,137.7
Total Retirement and Income Solutions (1)	1,474.6	1,905.2	2,938.6	3,029.7
Principal Global Investors (2)	351.3	337.8	660.8	666.7
Principal International	318.7	328.3	605.3	579.1
U.S. Insurance Solutions:
Specialty benefits insurance	498.2	464.7	981.1	931.0
Individual life insurance	409.9	393.2	817.9	788.6
Eliminations	(0.1)	(0.1)	(0.1)	(0.1)
Total U.S. Insurance Solutions	908.0	857.8	1,798.9	1,719.5
Corporate	(17.5)	(9.0)	(30.6)	(15.7)
Total segment operating revenues	3,035.1	3,420.1	5,973.0	5,979.3
Net realized capital gains (losses), net of related revenue adjustments	7.5	(141.3)	121.1	(95.7)
Certain adjustments related to equity method investments	(16.9)	(13.3)	(31.8)	(27.9)
Other income on a tax indemnification	—	(6.7)	—	60.2
Exited group medical insurance business	—	0.4	—	0.6
Total revenues per consolidated statements of operations	$3,025.7	$3,259.2	$6,062.3	$5,916.5

Pre-tax operating earnings (losses) by segment:
Retirement and Income Solutions	$194.7	$216.9	$376.1	$419.8
Principal Global Investors	117.5	98.5	197.2	191.1
Principal International	69.9	72.2	137.9	153.0
U.S. Insurance Solutions	103.6	88.1	184.1	170.0
Corporate	(54.5)	(46.2)	(107.8)	(83.5)
Total segment pre-tax operating earnings	431.2	429.5	787.5	850.4
Pre-tax net realized capital gains (losses), as adjusted (3)	(16.0)	(128.0)	80.8	(94.5)
Pre-tax other adjustments (4)	—	(1.8)	—	14.8
Certain adjustments related to equity method investments and noncontrolling interest	(15.3)	(5.2)	(28.6)	(18.1)
Income before income taxes per consolidated statements of operations	$399.9	$294.5	$839.7	$752.6

(1)            Reflects inter-segment revenues of $92.6 million and $112.8 million for the three months ended June 30, 2016 and 2015, respectively, $181.8 million and $218.0 million for the six months December 31, 2016 and 2015, respectively.

(2)            Reflects inter-segment revenues of $57.0 million and $53.5 million for the three months ended June 30, 2016 and 2015, respectively, $111.3 million and $113.9 million for the six months December 31, 2016 and 2015, respectively.

(3)            Pre-tax net realized capital gains (losses), as adjusted, is derived as follows:

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)
Net realized capital gains (losses):
Net realized capital gains (losses)	$33.7	$(114.6)	$170.3	$(48.4)
Certain derivative and hedging-related adjustments	(26.0)	(26.4)	(50.3)	(46.1)
Certain adjustments related to equity method investments	(0.5)	—	(0.2)	—
Certain market value adjustments to fee revenues	(1.6)	—	(2.3)	(1.1)
Certain adjustments related to sponsored investment funds	1.9	—	3.3	—
Recognition of front-end fee (revenue) expense	—	(0.3)	0.3	(0.1)
Net realized capital gains (losses), net of related revenue adjustments	7.5	(141.3)	121.1	(95.7)
Amortization of deferred acquisition costs and other actuarial balances	(7.2)	16.2	(53.5)	0.2
Capital (gains) losses distributed	(17.1)	(2.9)	10.0	1.9
Certain market value adjustments of embedded derivatives	0.8	—	3.2	(0.9)
Pre-tax net realized capital gains (losses), as adjusted (a)	$(16.0)	$(128.0)	$80.8	$(94.5)

(a)         As adjusted before noncontrolling interest capital gains (losses) and net realized capital gains (losses) associated with exited group medical insurance business.

(4)         For the three months ended June 30, 2015, pre-tax other adjustments included the negative effect of the impact of a court ruling on some uncertain tax positions.

For the six months ended June 30, 2015, pre-tax other adjustments included the positive effect of the impact of a court ruling on some uncertain tax positions ($15.1 million) and the negative effect of losses associated with our exited group medical insurance business that did not qualify for discontinued operations accounting treatment under U.S. GAAP ($0.3 million).

12. Stock-Based Compensation Plans

As of June 30, 2016, we had the 2014 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2014 Directors Stock Plan, the Long-Term Performance Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan and the Directors Stock Plan (“Stock Based Compensation Plans”). As of May 20, 2014, no new grants will be made under the Amended and Restated 2010 Stock Incentive Plan or the 2005 Directors Stock Plan. No grants have been made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan since at least 2005. Under the terms of the 2014 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. The 2014 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock or performance units under any plans.

As of June 30, 2016, the maximum number of new shares of common stock that were available for grant under the 2014 Stock Incentive Plan and the 2014 Directors Stock Plan was 9.9 million.

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the six months ended June 30,
	2016	2015
	(in millions)
Compensation cost	$34.5	$36.1
Related income tax benefit	10.7	11.5
Capitalized as part of an asset	1.3	1.3

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016
(Unaudited)

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the 2014 Stock Incentive Plan. Total options granted were 1.1 million for the six months ended June 30, 2016. The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during the period:

For the six months ended
June 30, 2016
Expected volatility	31.7%
Expected term (in years)	6.5
Risk-free interest rate	1.5%
Expected dividend yield	4.07%
Weighted average estimated fair value per common share	$8.91

As of June 30, 2016, we had $7.7 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.6 years.

Performance Share Awards

Performance share awards were granted to certain employees under the 2014 Stock Incentive Plan. Total performance share awards granted were 0.3 million for the six months ended June 30, 2016. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results to be determined at the end of the performance period. The actual number of common shares to be awarded at the end of each performance period will range between 0% and 150% of the initial target awards. The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these performance share awards granted was $37.38 per common share.

As of June 30, 2016, we had $8.9 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.6 years.

Restricted Stock Units

Restricted stock units were issued to certain employees and agents pursuant to the 2014 Stock Incentive Plan and non-employee directors pursuant to the 2015 Directors Stock Plan. Total restricted stock units granted were 1.3 million for the six months ended June 30, 2016. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $37.50 per common share.

As of June 30, 2016, we had $66.8 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted. The cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 0.4 million shares for the six months ended June 30, 2016. The weighted average fair value of the discount on the stock purchased was $6.17 per share.

As of June 30, 2016, a total of 3.8 million of new shares were available to be made issuable by us for this plan.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016
(Unaudited)

13. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions, except per share data)
Net income	$327.0	$264.9	$696.2	$694.0
Subtract:
Net income attributable to noncontrolling interest	4.7	7.3	5.9	14.0
Preferred stock dividends	—	8.3	—	16.5
Excess of redemption value over carrying value of preferred shares redeemed	—	8.2	—	8.2
Total	$322.3	$241.1	$690.3	$655.3
Weighted-average shares outstanding:
Basic	289.9	295.0	290.7	294.9
Dilutive effects:
Stock options	1.1	1.6	1.1	1.6
Restricted stock units	1.4	1.5	1.4	1.6
Performance share awards	0.2	0.3	0.2	0.3
Diluted	292.6	298.4	293.4	298.4
Net income per common share:
Basic	$1.11	$0.82	$2.37	$2.22
Diluted	$1.10	$0.81	$2.35	$2.20

The calculation of diluted earnings per share for the three and six months ended June 30, 2016 and 2015, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) Principal Financial Services, Inc. (“PFS”) and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of June 30, 2016 and December 31, 2015, and for the six months ended June 30, 2016 and 2015.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016
(Unaudited)

Condensed Consolidating Statements of Financial Position

June 30, 2016

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$48,954.3	$6,699.5	$(372.5)	$55,281.3
Fixed maturities, trading	—	378.3	278.6	—	656.9
Equity securities, available-for-sale	—	102.7	2.5	—	105.2
Equity securities, trading	—	0.3	1,330.8	—	1,331.1
Mortgage loans	—	12,040.0	1,205.8	(560.0)	12,685.8
Real estate	—	5.4	1,468.6	—	1,474.0
Policy loans	—	797.1	34.5	—	831.6
Investment in unconsolidated entities	13,275.3	1,709.8	7,405.7	(21,618.8)	772.0
Other investments	9.7	5,590.1	1,896.5	(3,946.8)	3,549.5
Cash and cash equivalents	692.3	482.0	1,561.8	(480.7)	2,255.4
Accrued investment income	—	494.4	76.1	(7.5)	563.0
Premiums due and other receivables	—	1,562.3	2,675.6	(2,733.1)	1,504.8
Deferred acquisition costs	—	2,959.5	214.2	—	3,173.7
Property and equipment	—	583.7	84.2	—	667.9
Goodwill	—	54.3	982.9	—	1,037.2
Other intangibles	—	24.2	1,334.3	—	1,358.5
Separate account assets	—	98,596.6	36,139.4	—	134,736.0
Other assets	444.3	904.5	3,249.6	(3,508.1)	1,090.3
Total assets	$14,421.6	$175,239.5	$66,640.6	$(33,227.5)	$223,074.2
Liabilities
Contractholder funds	$—	$35,073.2	$3,034.4	$(326.6)	$37,781.0
Future policy benefits and claims	—	23,534.5	5,051.0	(589.4)	27,996.1
Other policyholder funds	—	790.1	99.8	(1.5)	888.4
Short-term debt	—	—	25.9	—	25.9
Long-term debt	3,224.8	—	583.8	(538.4)	3,270.2
Income taxes currently payable	—	—	104.3	(94.1)	10.2
Deferred income taxes	—	964.9	862.7	(592.9)	1,234.7
Separate account liabilities	—	98,596.6	36,139.4	—	134,736.0
Other liabilities	697.1	7,322.7	7,142.3	(8,935.2)	6,226.9
Total liabilities	3,921.9	166,282.0	53,043.6	(11,078.1)	212,169.4

Redeemable noncontrolling interest	—	—	337.1	—	337.1

Stockholders’ equity
Common stock	4.7	2.5	—	(2.5)	4.7
Additional paid-in capital	9,615.7	5,349.7	9,044.3	(14,394.0)	9,615.7
Retained earnings	7,339.6	2,274.9	3,697.8	(5,972.7)	7,339.6
Accumulated other comprehensive income (loss)	(19.3)	1,330.4	445.2	(1,775.6)	(19.3)
Treasury stock, at cost	(6,441.0)	—	—	—	(6,441.0)
Total stockholders’ equity attributable to PFG	10,499.7	8,957.5	13,187.3	(22,144.8)	10,499.7
Noncontrolling interest	—	—	72.6	(4.6)	68.0
Total stockholders’ equity	10,499.7	8,957.5	13,259.9	(22,149.4)	10,567.7
Total liabilities and stockholders’ equity	$14,421.6	$175,239.5	$66,640.6	$(33,227.5)	$223,074.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016
(Unaudited)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2016

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$2,382.0	$176.4	$—	$2,558.4
Fees and other revenues	—	962.8	1,000.4	(190.5)	1,772.7
Net investment income	1.4	1,139.9	969.2	(549.6)	1,560.9
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	701.7	(473.3)	—	228.4
Net other-than-temporary impairment losses on available-for-sale securities	—	(58.0)	(1.0)	—	(59.0)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	—	1.0	(0.1)	—	0.9
Net impairment losses on available-for-sale securities	—	(57.0)	(1.1)	—	(58.1)
Net realized capital gains (losses)	—	644.7	(474.4)	—	170.3
Total revenues	1.4	5,129.4	1,671.6	(740.1)	6,062.3
Expenses
Benefits, claims and settlement expenses	—	2,990.2	333.7	(5.5)	3,318.4
Dividends to policyholders	—	76.8	—	—	76.8
Operating expenses	113.7	1,089.8	785.5	(161.6)	1,827.4
Total expenses	113.7	4,156.8	1,119.2	(167.1)	5,222.6

Income (loss) before income taxes	(112.3)	972.6	552.4	(573.0)	839.7
Income taxes (benefits)	(45.7)	251.2	(61.2)	(0.8)	143.5
Equity in the net income (loss) of subsidiaries	756.9	(149.8)	145.9	(753.0)	—
Net income	690.3	571.6	759.5	(1,325.2)	696.2
Net income attributable to noncontrolling interest	—	—	5.9	—	5.9
Net income attributable to PFG	$690.3	$571.6	$753.6	$(1,325.2)	$690.3

Net income	$690.3	$571.6	$759.5	$(1,325.2)	$696.2
Other comprehensive income	866.9	699.3	862.4	(1,550.3)	878.3
Comprehensive income	$1,557.2	$1,270.9	$1,621.9	$(2,875.5)	$1,574.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2016

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(54.6)	$1,872.7	$882.8	$(575.3)	$2,125.6
Investing activities
Available-for-sale securities:
Purchases	—	(7,072.5)	(409.7)	5.3	(7,476.9)
Sales	—	295.3	262.1	—	557.4
Maturities	—	3,383.2	284.7	—	3,667.9
Mortgage loans acquired or originated	—	(1,123.0)	(126.8)	51.8	(1,198.0)
Mortgage loans sold or repaid	—	776.1	137.6	(3.3)	910.4
Real estate acquired	—	—	(66.4)	—	(66.4)
Net purchases of property and equipment	—	(54.8)	(19.9)	—	(74.7)
Dividends and returns of capital received from unconsolidated entities	594.8	1.5	544.8	(1,141.1)	—
Net change in other investments	(5.1)	186.9	(656.3)	480.8	6.3
Net cash provided by (used in) investing activities	589.7	(3,607.3)	(49.9)	(606.5)	(3,674.0)
Financing activities
Issuance of common stock	11.2	—	—	—	11.2
Acquisition of treasury stock	(209.7)	—	—	—	(209.7)
Proceeds from financing element derivatives	—	0.2	—	—	0.2
Payments for financing element derivatives	—	(43.0)	—	—	(43.0)
Excess tax benefits from share-based payment arrangements	0.2	2.0	3.3	—	5.5
Purchase of subsidiary shares from noncontrolling interest	—	—	(2.3)	—	(2.3)
Dividends to common stockholders	(223.2)	—	—	—	(223.2)
Issuance of long-term debt	—	—	51.4	(47.7)	3.7
Principal repayments of long-term debt	—	—	(3.2)	3.2	—
Net repayments of short-term borrowings	—	—	(156.9)	—	(156.9)
Dividends and capital paid to parent	—	(544.8)	(596.3)	1,141.1	—
Investment contract deposits	—	6,735.4	142.3	—	6,877.7
Investment contract withdrawals	—	(5,060.6)	(10.4)	—	(5,071.0)
Net increase in banking operation deposits	—	—	47.1	—	47.1
Other	—	(0.5)	0.2	—	(0.3)
Net cash provided by (used in) financing activities	(421.5)	1,088.7	(524.8)	1,096.6	1,239.0
Net increase (decrease) in cash and cash equivalents	113.6	(645.9)	308.1	(85.2)	(309.4)
Cash and cash equivalents at beginning of period	578.7	1,127.9	1,253.7	(395.5)	2,564.8
Cash and cash equivalents at end of period	$692.3	$482.0	$1,561.8	$(480.7)	$2,255.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2015

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(37.5)	$1,901.3	$209.1	$44.5	$2,117.4
Investing activities
Available-for-sale securities:
Purchases	—	(4,332.1)	(496.4)	—	(4,828.5)
Sales	—	759.7	224.1	(0.7)	983.1
Maturities	—	3,226.9	409.2	—	3,636.1
Mortgage loans acquired or originated	—	(1,013.3)	(147.9)	104.1	(1,057.1)
Mortgage loans sold or repaid	—	663.8	139.6	(28.1)	775.3
Real estate acquired	—	(0.3)	(203.8)	—	(204.1)
Net purchases of property and equipment	—	(55.4)	(11.9)	—	(67.3)
Dividends and returns of capital received from (contributed to) unconsolidated entities	425.5	(2.8)	225.6	(648.3)	—
Net change in other investments	0.9	111.0	(188.9)	(97.6)	(174.6)
Net cash provided by (used in) investing activities	426.4	(642.5)	(50.4)	(670.6)	(937.1)
Financing activities
Issuance of common stock	29.6	—	0.1	(0.1)	29.6
Acquisition of treasury stock	(75.6)	—	—	—	(75.6)
Proceeds from financing element derivatives	—	0.2	—	—	0.2
Payments for financing element derivatives	—	(39.5)	—	—	(39.5)
Excess tax benefits from share-based payment arrangements	0.6	5.1	8.4	—	14.1
Purchase of subsidiary shares from noncontrolling interest	—	—	(11.6)	0.6	(11.0)
Sale of subsidiary shares to noncontrolling interest	—	—	0.6	(0.6)	—
Dividends to common stockholders	(218.3)	—	—	—	(218.3)
Dividends to preferred stockholders	(16.5)	—	—	—	(16.5)
Preferred stock redemption	(550.0)	—	—	—	(550.0)
Issuance of long-term debt	791.8	—	107.1	(101.5)	797.4
Principal repayments of long-term debt	—	—	(49.3)	29.5	(19.8)
Dividends and capital paid to parent	—	(225.6)	(422.7)	648.3	—
Investment contract deposits	—	2,586.1	136.8	—	2,722.9
Investment contract withdrawals	—	(3,410.3)	(4.4)	—	(3,414.7)
Net increase in banking operation deposits	—	—	8.2	—	8.2
Other	—	(6.8)	—	—	(6.8)
Net cash used in financing activities	(38.4)	(1,090.8)	(226.8)	576.2	(779.8)
Net increase (decrease) in cash and cash equivalents	350.5	168.0	(68.1)	(49.9)	400.5
Cash and cash equivalents at beginning of period	412.4	602.7	1,253.6	(404.8)	1,863.9
Cash and cash equivalents at end of period	$762.9	$770.7	$1,185.5	$(454.7)	$2,264.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016
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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of June 30, 2016 and December 31, 2015, and for the six months ended June 30, 2016 and 2015.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016
(Unaudited)

Condensed Consolidating Statements of Financial Position

June 30, 2016

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and Other		Financial
	Group, Inc.	Services, Inc.	Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$55,281.3	$—	$55,281.3
Fixed maturities, trading	—	—	656.9	—	656.9
Equity securities, available-for-sale	—	—	105.2	—	105.2
Equity securities, trading	—	—	1,331.1	—	1,331.1
Mortgage loans	—	—	12,685.8	—	12,685.8
Real estate	—	—	1,474.0	—	1,474.0
Policy loans	—	—	831.6	—	831.6
Investment in unconsolidated entities	13,275.3	13,308.2	710.7	(26,522.2)	772.0
Other investments	9.7	103.6	3,436.2	—	3,549.5
Cash and cash equivalents	692.3	807.9	1,989.1	(1,233.9)	2,255.4
Accrued investment income	—	2.3	560.7	—	563.0
Premiums due and other receivables	—	90.6	1,630.9	(216.7)	1,504.8
Deferred acquisition costs	—	—	3,173.7	—	3,173.7
Property and equipment	—	—	667.9	—	667.9
Goodwill	—	—	1,037.2	—	1,037.2
Other intangibles	—	—	1,358.5	—	1,358.5
Separate account assets	—	—	134,736.0	—	134,736.0
Other assets	444.3	193.1	1,096.2	(643.3)	1,090.3
Total assets	$14,421.6	$14,505.7	$222,763.0	$(28,616.1)	$223,074.2
Liabilities
Contractholder funds	$—	$—	$37,781.0	$—	$37,781.0
Future policy benefits and claims	—	—	27,996.1	—	27,996.1
Other policyholder funds	—	—	888.4	—	888.4
Short-term debt	—	—	109.5	(83.6)	25.9
Long-term debt	3,224.8	150.0	112.4	(217.0)	3,270.2
Income taxes currently payable	—	2.4	74.3	(66.5)	10.2
Deferred income taxes	—	—	1,813.3	(578.6)	1,234.7
Separate account liabilities	—	—	134,736.0	—	134,736.0
Other liabilities	697.1	1,166.0	5,162.1	(798.3)	6,226.9
Total liabilities	3,921.9	1,318.4	208,673.1	(1,744.0)	212,169.4

Redeemable noncontrolling interest	—	—	337.1	—	337.1

Stockholders’ equity
Common stock	4.7	—	17.8	(17.8)	4.7
Additional paid-in capital	9,615.7	9,044.3	10,311.3	(19,355.6)	9,615.7
Retained earnings	7,339.6	3,697.8	3,024.5	(6,722.3)	7,339.6
Accumulated other comprehensive income (loss)	(19.3)	445.2	333.2	(778.4)	(19.3)
Treasury stock, at cost	(6,441.0)	—	(2.0)	2.0	(6,441.0)
Total stockholders’ equity attributable to PFG	10,499.7	13,187.3	13,684.8	(26,872.1)	10,499.7
Noncontrolling interest	—	—	68.0	—	68.0
Total stockholders’ equity	10,499.7	13,187.3	13,752.8	(26,872.1)	10,567.7
Total liabilities and stockholders’ equity	$14,421.6	$14,505.7	$222,763.0	$(28,616.1)	$223,074.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016
(Unaudited)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2016

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$2,558.4	$—	$2,558.4
Fees and other revenues	—	0.2	1,776.9	(4.4)	1,772.7
Net investment income	1.4	10.8	1,545.0	3.7	1,560.9
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	(6.9)	235.4	(0.1)	228.4
Net other-than-temporary impairment losses on available-for-sale securities	—	—	(59.0)	—	(59.0)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	—	—	0.9	—	0.9
Net impairment losses on available-for-sale securities	—	—	(58.1)	—	(58.1)
Net realized capital gains (losses)	—	(6.9)	177.3	(0.1)	170.3
Total revenues	1.4	4.1	6,057.6	(0.8)	6,062.3
Expenses
Benefits, claims and settlement expenses	—	—	3,318.4	—	3,318.4
Dividends to policyholders	—	—	76.8	—	76.8
Operating expenses	113.7	5.7	1,712.1	(4.1)	1,827.4
Total expenses	113.7	5.7	5,107.3	(4.1)	5,222.6

Income (loss) before income taxes	(112.3)	(1.6)	950.3	3.3	839.7
Income taxes (benefits)	(45.7)	(24.0)	213.2	—	143.5
Equity in the net income of subsidiaries	756.9	731.2	—	(1,488.1)	—
Net income	690.3	753.6	737.1	(1,484.8)	696.2
Net income attributable to noncontrolling interest	—	—	5.9	—	5.9
Net income attributable to PFG	$690.3	$753.6	$731.2	$(1,484.8)	$690.3

Net income	$690.3	$753.6	$737.1	$(1,484.8)	$696.2
Other comprehensive income	866.9	842.6	875.1	(1,706.3)	878.3
Comprehensive income	$1,557.2	$1,596.2	$1,612.2	$(3,191.1)	$1,574.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2016

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(54.6)	$(40.0)	$2,066.1	$154.1	$2,125.6
Investing activities
Available-for-sale securities:
Purchases	—	—	(7,476.9)	—	(7,476.9)
Sales	—	—	557.4	—	557.4
Maturities	—	—	3,667.9	—	3,667.9
Mortgage loans acquired or originated	—	—	(1,198.0)	—	(1,198.0)
Mortgage loans sold or repaid	—	—	910.4	—	910.4
Real estate acquired	—	—	(66.4)	—	(66.4)
Net purchases of property and equipment	—	—	(74.7)	—	(74.7)
Dividends and returns of capital received from unconsolidated entities	594.8	477.2	—	(1,072.0)	—
Net change in other investments	(5.1)	241.0	(35.1)	(194.5)	6.3
Net cash provided by (used in) investing activities	589.7	718.2	(3,715.4)	(1,266.5)	(3,674.0)
Financing activities
Issuance of common stock	11.2	—	—	—	11.2
Acquisition of treasury stock	(209.7)	—	—	—	(209.7)
Proceeds from financing element derivatives	—	—	0.2	—	0.2
Payments for financing element derivatives	—	—	(43.0)	—	(43.0)
Excess tax benefits from share-based payment arrangements	0.2	—	5.3	—	5.5
Purchase of subsidiary shares from noncontrolling interest	—	—	(2.3)	—	(2.3)
Dividends to common stockholders	(223.2)	—	—	—	(223.2)
Issuance of long-term debt	—	4.0	70.7	(71.0)	3.7
Principal repayments of long-term debt	—	(10.0)	—	10.0	—
Net repayments of short-term borrowings	—	—	(182.1)	25.2	(156.9)
Dividends and capital paid to parent	—	(594.8)	(477.2)	1,072.0	—
Investment contract deposits	—	—	6,877.7	—	6,877.7
Investment contract withdrawals	—	—	(5,071.0)	—	(5,071.0)
Net increase in banking operation deposits	—	—	47.1	—	47.1
Other	—	—	(0.3)	—	(0.3)
Net cash provided by (used in) financing activities	(421.5)	(600.8)	1,225.1	1,036.2	1,239.0
Net increase (decrease) in cash and cash equivalents	113.6	77.4	(424.2)	(76.2)	(309.4)
Cash and cash equivalents at beginning of period	578.7	730.5	2,413.3	(1,157.7)	2,564.8
Cash and cash equivalents at end of period	$692.3	$807.9	$1,989.1	$(1,233.9)	$2,255.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2016
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of June 30, 2016, compared with December 31, 2015, and our consolidated results of operations for the three and six months ended June 30, 2016 and 2015, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2015, filed with the SEC and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Overview

We provide financial products and services through the following reportable segments:

•                  Retirement and Income Solutions is organized into Retirement and Income Solutions — Fee, which includes full service accumulation, trust services and individual variable annuities; and Retirement and Income Solutions — Spread, which includes individual fixed annuities, investment only, full service payout and banking services. We offer a comprehensive portfolio of products and services for retirement savings and retirement income:

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

Columbus Circle Investors. On September 30, 2014, we acquired an additional 24.65% interest in Columbus Circle Investors from the minority shareholder partners and contracted to purchase the remaining interest from the minority shareholder partners in two installments. The first installment for an additional 2.5% interest was paid on April 28, 2015. The second installment for the remaining 2.5% interest was paid on April 28, 2016. We now own 100% of Columbus Circle Investors, which is consolidated within our Principal Global Investors segment.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items but have not had a material impact on our consolidated financial results. Principal International segment pre-tax operating earnings were negatively impacted $9.3 million and $25.9 million for the three and six months ended June 30, 2016, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. This impact was calculated by comparing (a) the difference between current year results and prior year results to (b) the difference between current year results and prior year results translated using current year exchange rates for both periods. We use this approach to calculate the impact of exchange rates on all revenue and expense line items. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

Stock-Based Compensation Plans

For information related to our Stock-Based Compensation Plans, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 12, Stock-Based Compensation Plans.”

Recent Regulatory Changes

On April 6, 2016, the DOL released its final fiduciary definition regulation package. The regulation broadens the definition of a fiduciary under ERISA to include persons providing investment advice to an employee benefit plan or an IRA for a fee or other compensation.  The DOL also released two new prohibited transaction class exemptions and amendments to current prohibited transaction exemptions. We have conducted a preliminary assessment of the impact of the new regulation to our business and future financial results, and we anticipate the costs will not have a significant effect on our financial condition or results of operations. As the rules become effective and are operationalized, we will assess what business impacts need to be addressed and how they affect the organization.

Recent Accounting Changes

For recent accounting changes, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies” under the caption, “Recent Accounting Pronouncements.”

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2016	2015	(decrease)	2016	2015	(decrease)
	(in millions)
Revenues:
Premiums and other considerations	$1,276.0	$1,682.4	$(406.4)	$2,558.4	$2,598.8	$(40.4)
Fees and other revenues	916.8	901.5	15.3	1,772.7	1,852.3	(79.6)
Net investment income	799.2	789.9	9.3	1,560.9	1,513.8	47.1
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	43.7	(108.6)	152.3	228.4	(34.9)	263.3
Net other-than-temporary impairment (losses) recoveries on available-for-sale securities	(3.4)	(0.6)	(2.8)	(59.0)	13.4	(72.4)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	(6.6)	(5.4)	(1.2)	0.9	(26.9)	27.8
Net impairment losses on available-for-sale securities	(10.0)	(6.0)	(4.0)	(58.1)	(13.5)	(44.6)
Net realized capital gains (losses)	33.7	(114.6)	148.3	170.3	(48.4)	218.7
Total revenues	3,025.7	3,259.2	(233.5)	6,062.3	5,916.5	145.8
Expenses:
Benefits, claims and settlement expenses	1,659.9	2,054.6	(394.7)	3,318.4	3,290.9	27.5
Dividends to policyholders	38.0	41.1	(3.1)	76.8	82.8	(6.0)
Operating expenses	927.9	869.0	58.9	1,827.4	1,790.2	37.2
Total expenses	2,625.8	2,964.7	(338.9)	5,222.6	5,163.9	58.7
Income before income taxes	399.9	294.5	105.4	839.7	752.6	87.1
Income taxes	72.9	29.6	43.3	143.5	58.6	84.9
Net income	327.0	264.9	62.1	696.2	694.0	2.2
Net income attributable to noncontrolling interest	4.7	7.3	(2.6)	5.9	14.0	(8.1)
Net income attributable to Principal Financial Group, Inc.	322.3	257.6	64.7	690.3	680.0	10.3
Preferred stock dividends	—	8.3	(8.3)	—	16.5	(16.5)
Excess of redemption value over carrying value of preferred shares redeemed	—	8.2	(8.2)	—	8.2	(8.2)
Net income available to common stockholders	$322.3	$241.1	$81.2	$690.3	$655.3	$35.0

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Net Income Available to Common Stockholders

Net income available to common stockholders increased primarily due to net realized capital gains in 2016 as compared to net realized capital losses in 2015.

Total Revenues

Premiums decreased $438.8 million for the Retirement and Income Solutions segment primarily due to lower sales of single premium group and individual annuities with life contingencies. The single premium group annuity product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore premiums tend to vary from period to period.

Fees and other revenues increased $15.1 million for the U.S. Insurance Solutions segment primarily due to growth in our individual life insurance business. Fees and other revenues increased for the Principal Global Investors segment primarily due to an $18.9 million increase in performance fees primarily in our real estate business partially offset by a $5.4 million decrease in commission income. These increases were partially offset by a $16.2 million decrease for the Retirement and Income Solutions segment primarily due to lower fees stemming from a decrease in monthly mean account values, which resulted from a decrease in the daily average equity markets compared to the second quarter of 2015.

Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. We had net realized capital gains in 2016 as compared to net realized capital losses in 2015 primarily due to a $54.8 million decrease in losses from derivatives not designated as hedging instruments, a $50.6 million increase in fixed maturities non-credit gains and a $20.4 million write-off of unamortized book value on corporate owned real estate in 2015. For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses decreased $404.4 million for the Retirement and Income Solutions segment primarily due to a smaller change in reserves resulting from lower sales of single premium group and individual annuities with life contingencies.

Operating expenses increased for the Corporate segment primarily due to a $13.8 million increase in the amounts credited to employee accounts in a nonqualified defined contribution pension plan, a $3.4 million impact of a court ruling on some uncertain tax positions in 2015 and a $3.3 million increase in interest expense associated with debt issuances that occurred in the second quarter of 2015. Operating expenses increased for the U.S. Insurance Solutions segment primarily due to $11.5 million growth in our specialty benefits insurance business and $6.3 million higher amortization of DAC in our individual life insurance business. Operating expenses increased $15.0 million for the Retirement and Income Solutions segment primarily due to an increase in amortization of DAC stemming from reserve gains due to changes in our own creditworthiness.

Income Taxes

The effective income tax rates were 18% and 10% for the three months ended June 30, 2016 and 2015, respectively. The effective income tax rate for the three months ended June 30, 2016, was lower than the U.S. statutory rate primarily due to the benefits of 10% for income tax deductions allowed for corporate dividends received, 3% from the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income and 2% from tax credits. The effective income tax rate for the three months ended June 30, 2015, was lower than the U.S. statutory rate primarily due to the benefits of 14% for income tax deductions allowed for corporate dividends received, 3% from the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income and 2% from tax credits. The effective income tax rate increased to 18% from 10% for the three months ended June 30, 2016 and 2015, respectively, primarily due to an increase in pre-tax income with no proportionate change in permanent tax differences.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net Income Available to Common Stockholders

Net income available to common stockholders increased $128.3 million as a result of after-tax net realized capital gains in 2016 as compared to after-tax net realized capital losses in 2015 in our U.S. operations. Additionally, net income increased $30.3 million as a result of a negative after-tax impact of a court ruling on some uncertain tax positions in 2015. These increases were partially offset by a $105.2 million benefit from a change in deferred tax balances related to the merger of two of our Chilean legal entities in 2015 and $26.9 million lower earnings in 2016.

Total Revenues

Premiums decreased $95.7 million for the Retirement and Income Solutions segment primarily due to lower sales of single premium group and individual annuities with life contingencies. Premiums increased $41.3 million for the U.S. Insurance Solutions segment primarily due to growth in our specialty benefits insurance business as a result of strong retention and sales. Premiums increased for the Principal International segment primarily due to $25.1 million higher sales of single premium annuities with life contingencies in Chile partially offset by $11.0 million weakening of the Chilean peso against the U.S. dollar.

Fees and other revenues decreased $61.7 million for the Corporate segment primarily due to income on a tax indemnification recognized in 2015. Fees and other revenues decreased $39.5 million for the Retirement and Income Solutions segment primarily due to lower fees stemming from a decrease in monthly mean account values, which resulted from a decrease in the daily average equity markets compared to 2015. Fees and other revenues increased $27.5 million for the U.S. Insurance Solutions segment primarily due to growth in our individual life insurance business.

Net investment income increased primarily due to an $87.4 million increase due to higher average invested assets in our U.S. operations, partially offset by a $41.9 million decrease due to lower investment yields on our average invested assets and cash. For additional information, see “Investments — Investment Results.”

Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. We had net realized capital gains in 2016 as compared to net realized capital losses in 2015 primarily due to change in derivatives not designated as hedging instruments. For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses increased $49.2 million for the U.S. Insurance Solutions segment primarily due to growth in the business. Benefits, claims and settlement expenses increased $24.9 million for the Principal International segment primarily due to higher sales of single premium annuities with life contingencies in Chile. Benefits, claims and settlement expenses decreased $46.1 million for the Retirement and Income Solutions segment primarily due to a smaller change in reserves resulting from lower sales of single premium group and individual annuities with life contingencies.

Operating expenses increased $44.8 million for the Retirement and Income Solutions segment primarily due to an increase in amortization of DAC stemming from reserve gains due to changes in our own creditworthiness. Operating expenses increased for the U.S. Insurance Solutions segment primarily due to $12.5 million growth in our specialty benefits insurance business and $11.2 million higher amortization of DAC in our individual life insurance business. Operating expenses decreased $36.1 million for the Corporate segment primarily due to the negative impact of a court ruling on some uncertain tax positions in 2015.

Income Taxes

The effective income tax rates were 17% and 8% for the six months ended June 30, 2016 and 2015, respectively. The effective income tax rate for the six months ended June 30, 2016, was lower than the U.S. statutory rate primarily due to the benefits of 9% for income tax deductions allowed for corporate dividends received, 2% from the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income and 2% from tax credits. The effective income tax rate for the six months ended June 30, 2015, was lower than the U.S. statutory rate primarily due to the benefits of 14% from a change in deferred tax balances related to the merger of two of our Chilean legal entities, 12% for income tax deductions allowed for corporate dividends received and 2% from the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income. These were partially offset by the 6% negative impact of a court ruling on some uncertain tax positions. The effective income tax rate increased to 17% from 8% for the six months ended June 30, 2016 and 2015, respectively, primarily due to a net 8% detriment associated with 2015 events not replicated in 2016. These events included the 14% benefit from the 2015 change in deferred tax balances related to the merger of two of our Chilean legal entities, partially offset by the 6% negative impact of a 2015 court ruling on some uncertain tax positions.

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

The following table presents the Retirement and Income Solutions net revenue for the periods indicated:

	For the three months ended			For the six months ended
	June 30,			June 30,
			Increase			Increase
	2016	2015	(decrease)	2016	2015	(decrease)
	(in millions)
Net revenue:
Retirement and Income Solutions – Fee	$381.5	$401.9	$(20.4)	$745.2	$792.4	$(47.2)
Retirement and Income Solutions – Spread	121.7	125.3	(3.6)	236.4	232.0	4.4
Total Retirement and Income Solutions	$503.2	$527.2	$(24.0)	$981.6	$1,024.4	$(42.8)

The following table presents certain summary financial data relating to the Retirement and Income Solutions segment for the periods indicated:

	For the three months ended			For the six months ended
	June 30,			June 30,
			Increase			Increase
	2016	2015	(decrease)	2016	2015	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$662.7	$1,101.5	$(438.8)	$1,357.3	$1,453.0	$(95.7)
Fees and other revenues	325.2	339.8	(14.6)	636.2	674.5	(38.3)
Net investment income	486.7	463.9	22.8	945.1	902.2	42.9
Total operating revenues	1,474.6	1,905.2	(430.6)	2,938.6	3,029.7	(91.1)
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	971.4	1,378.0	(406.6)	1,957.0	2,005.3	(48.3)
Operating expenses	308.5	310.3	(1.8)	605.5	604.6	0.9
Total expenses	1,279.9	1,688.3	(408.4)	2,562.5	2,609.9	(47.4)

Pre-tax operating earnings	$194.7	$216.9	$(22.2)	$376.1	$419.8	$(43.7)

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased $18.9 million in our Fee business primarily due to lower fees stemming from a decrease in monthly mean account values, which resulted from a decrease in the daily average equity markets compared to the second quarter of 2015.

Net Revenue

Net revenue decreased $20.4 million in our Fee business primarily due to lower fees stemming from a decrease in monthly mean account values, which resulted from a decrease in the daily average equity markets compared to the second quarter of 2015.

Operating Expenses

Segment operating expenses remained relatively unchanged between the comparative time periods due to our continued focus on disciplined expense control.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased $46.7 million in our Fee business primarily due to lower fees stemming from a decrease in monthly mean account values, which resulted from a decrease in the daily average equity markets compared to 2015. In addition, 2015 results benefited from a $6.1 million transfer of the self-directed account business to a third party with no corresponding activity in 2016.

Net Revenue

Net revenue decreased $47.2 million in our Fee business primarily due to lower fees stemming from a decrease in monthly mean account values, which resulted from a decrease in the daily average equity markets compared to 2015. In addition, 2015 results benefited from a $6.1 million transfer of the self-directed account business to a third party with no corresponding activity in 2016.

Operating Expenses

Segment operating expenses remained relatively unchanged between the comparative time periods due to our continued focus on disciplined expense control.

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

The following table presents the AUM rollforward for assets managed by Principal Global Investors for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(in billions)
AUM, beginning of period	$368.3	$355.2	$360.8	$342.7
Net cash flow	5.7	4.7	6.4	11.6
Investment performance (1)	9.5	(0.8)	14.9	6.1
Other	(0.7)	0.5	0.7	(0.8)
AUM, end of period	$382.8	$359.6	$382.8	$359.6

(1)            Variations in investment performance are primarily the result of fluctuations in market performance over time.

The following table presents certain summary financial data relating to the Principal Global Investors segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2016	2015	(decrease)	2016	2015	(decrease)
	(in millions)
Operating revenues:
Fees and other revenues	$348.9	$336.8	$12.1	$660.0	$664.3	$(4.3)
Net investment income	2.4	1.0	1.4	0.8	2.4	(1.6)
Total operating revenues	351.3	337.8	13.5	660.8	666.7	(5.9)
Expenses:
Total expenses	232.5	238.3	(5.8)	461.1	473.5	(12.4)

Pre-tax operating earnings attributable to noncontrolling interest	1.3	1.0	0.3	2.5	2.1	0.4
Pre-tax operating earnings	$117.5	$98.5	$19.0	$197.2	$191.1	$6.1

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Pre-Tax Operating Earnings

Pre-tax operating earnings increased primarily due to an increase in performance fees in our real estate business.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Pre-Tax Operating Earnings

Pre-tax operating earnings increased primarily due to an increase in performance fees in our real estate business.

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

The following table presents the Principal International segment AUM rollforward for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(in billions)

AUM, beginning of period	$121.0	$110.9	$109.9	$114.6
Net cash flow	3.2	3.6	4.1	5.9
Investment performance (1)	2.1	1.8	4.3	4.9
Operations acquired (2)	—	—	—	0.9
Effect of exchange rates	4.6	(0.8)	12.8	(10.6)
Other (3)	—	2.0	(0.2)	1.8
AUM, end of period	$130.9	$117.5	$130.9	$117.5

(1)               Variations in investment performance are primarily the result of fluctuations in market performance over time.

(2)               Reflects the acquisition of Finansa Asset Management Limited in January 2015.

(3)               Reflects $1.9 billion transfer of CIMB-Principal Islamic Asset Management Sdn. Bhd from Principal Global Investors in April 2015.

Net revenue is a key metric used to understand the earnings growth for the Principal International segment. The following table presents the net revenue of the Principal International segment for the periods indicated.

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2016	2015	(decrease)	2016	2015	(decrease)
	(in millions)

Net revenue	$165.7	$161.9	$3.8	$324.4	$327.4	$(3.0)

The following table presents certain summary financial data of the Principal International segment for the periods indicated.

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2016	2015	(decrease)	2016	2015	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$74.1	$73.8	$0.3	$130.7	$116.7	$14.0
Fees and other revenues	102.3	102.4	(0.1)	200.6	202.2	(1.6)
Net investment income	142.3	152.1	(9.8)	274.0	260.2	13.8
Total operating revenues	318.7	328.3	(9.6)	605.3	579.1	26.2
Expenses:
Benefits, claims and settlement expenses	153.0	166.4	(13.4)	280.9	251.7	29.2
Operating expenses	95.4	89.5	5.9	185.8	173.8	12.0
Total expenses	248.4	255.9	(7.5)	466.7	425.5	41.2

Pre-tax operating earnings attributable to noncontrolling interest	0.4	0.2	0.2	0.7	0.6	0.1
Pre-tax operating earnings	$69.9	$72.2	$(2.3)	$137.9	$153.0	$(15.1)

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased primarily due to $8.9 million weakening of Latin American currencies against the U.S. dollar partially offset by $6.1 million higher earnings in our equity method investment in Brazil.

Net Revenue

Net revenue increased primarily due to $10.6 million higher earnings in our equity method investments in Brazil and China and $8.4 million from higher revenues in Hong Kong following the AXA acquisition in September 2015. These increases were partially offset by $15.5 million weakening of Latin American currencies against the U.S. dollar.

Operating Expenses

Operating expenses increased primarily due to $8.1 million growth in business in Hong Kong following the AXA acquisition in September 2015 and $3.6 million higher staff-related costs across the segment due to growth of the business. These increases were partially offset by $6.2 million weakening of the Chilean and Mexican pesos against the U.S. dollar.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased primarily due to $25.1 million weakening of Latin American currencies against the U.S. dollar and $9.2 million unfavorable market changes on our required regulatory investment in the pension funds of our Chilean pension company. These decreases were partially offset by $22.0 million higher earnings in our equity method investments in China and Brazil.

Net Revenue

Net revenue decreased primarily due to $40.4 million weakening of foreign currencies against the U.S. dollar and $9.2 million due to unfavorable market changes on our required regulatory investment in the pension funds of our Chilean pension company. These decreases were partially offset by $22.1 million higher earnings in our equity method investments in China and Brazil, $17.7 million from higher revenues in Hong Kong following the AXA acquisition in September 2015 and $6.9 million higher fees in Chile primarily from higher deposits from our mandatory business.

Operating Expenses

Operating expenses increased primarily due to $16.6 million growth in business in Hong Kong following the AXA acquisition in September 2015 and $7.0 million higher staff-related costs across the segment due to growth of the business. These increases were partially offset by $14.1 million weakening of Latin American currencies against the U.S. dollar.

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

Premium and fees are influenced by economic, industry and regulatory trends. In our specialty benefits insurance business, premium and fees growth is a result of strong retention and sales, as well as continued in-group growth. In our individual life insurance business, we have intentionally decreased sales of certain interest sensitive products in favor of more traditional products due to the low interest rate environment.

The following table presents the U.S. Insurance Solutions segment premium and fees for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in millions)
Premium and fees:
Specialty benefits insurance	$464.2	$428.2	$36.0	$913.9	$863.8	$50.1
Individual life insurance	250.9	240.0	10.9	506.1	487.8	18.3

U.S. Insurance Solutions Segment Summary Financial Data

The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$539.2	$507.1	$32.1	$1,070.4	$1,029.1	$41.3
Fees and other revenues	175.8	161.0	14.8	349.5	322.4	27.1
Net investment income	193.0	189.7	3.3	379.0	368.0	11.0
Total operating revenues	908.0	857.8	50.2	1,798.9	1,719.5	79.4
Expenses:
Benefits, claims and settlement expenses	535.2	515.6	19.6	1,070.6	1,023.8	46.8
Dividends to policyholders	37.9	40.9	(3.0)	76.5	82.9	(6.4)
Operating expenses	231.3	213.2	18.1	467.7	442.8	24.9
Total expenses	804.4	769.7	34.7	1,614.8	1,549.5	65.3

Pre-tax operating earnings	$103.6	$88.1	$15.5	$184.1	$170.0	$14.1

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Pre-Tax Operating Earnings

Pre-tax operating earnings increased $15.1 million in our specialty benefits insurance business primarily due to favorable claim experience in all products.

Operating Revenues

Premium and fees increased $36.0 million in our specialty benefits insurance business primarily due to growth in the business as a result of strong retention and sales. Premium and fees increased $10.9 million in our individual life insurance business primarily due to growth in the business.

Total Expenses

Benefits, claims and settlement expenses increased $12.7 million in our individual life insurance business primarily due to growth in the business. Benefits, claims and settlement expenses increased in our specialty benefits insurance business primarily due to $23.2 million growth in the business, partially offset by $16.3 million more favorable claim experience.

Operating expenses increased $11.5 million in our specialty benefits insurance business primarily due to growth in the business. Operating expenses increased $6.6 million in our individual life insurance business primarily due to higher amortization of DAC.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Pre-Tax Operating Earnings

Pre-tax operating earnings increased $7.2 million in our individual life insurance business primarily due to improved interest margins. Pre-tax operating earnings increased in our specialty benefits insurance business primarily due to $13.1 million of favorable claim experience and $7.0 million growth in the business, partially offset by a $10.8 million recovery of reinsurance premium net of the reinsurance expense allowance in 2015.

Operating Revenues

Premium and fees increased in our specialty benefits insurance business primarily due to $67.6 million growth in the business, partially offset by the $17.5 million recovery of reinsurance premiums in 2015. Premium and fees increased $18.3 million in our individual life insurance business primarily due to growth in the business.

Total Expenses

Benefits, claims and settlement expenses increased $30.7 million in our specialty benefits insurance business primarily due to growth in the business. Benefits, claims and settlement expenses increased $16.1 million in our individual life insurance business primarily due to growth in the business.

Operating expenses increased in our specialty benefits insurance business primarily due to $19.2 million growth in the business, partially offset by the reimbursement of a $6.7 million reinsurance expense allowance in 2015. Operating expenses increased $12.4 million in our individual life insurance business primarily due to higher amortization of DAC, which was largely driven by higher earnings.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2016	2015	(decrease)	2016	2015	(decrease)
	(in millions)
Operating revenues:
Total operating revenues	$(17.5)	$(9.0)	$(8.5)	$(30.6)	$(15.7)	$(14.9)
Expenses:
Total expenses	37.1	30.3	6.8	77.2	60.7	16.5

Pre-tax operating earnings (losses) attributable to noncontrolling interest	(0.1)	6.9	(7.0)	—	7.1	(7.1)
Pre-tax operating losses	$(54.5)	$(46.2)	$(8.3)	$(107.8)	$(83.5)	$(24.3)

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Pre-Tax Operating Losses

Pre-tax operating losses increased primarily due to a $4.1 million decrease in Principal Securities, Inc. primarily related to a decrease in fee revenues and a $4.0 million increase in interest expense associated with debt issuances that occurred in the second quarter of 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Pre-Tax Operating Losses

Pre-tax operating losses increased primarily due to a $13.2 million increase in interest expense associated with debt issuances that occurred in the second quarter of 2015 and a $9.4 million decrease in Principal Securities, Inc. primarily related to a decrease in fee revenues.

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

We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised against the company at inopportune times. For example, as of June 30, 2016, approximately $9.7 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain surrender charges and other provisions limiting early surrenders.

The following table summarizes the withdrawal characteristics of our domestic general account investment contracts as of June 30, 2016.

	Contractholder funds	Percentage
	(in millions)
Not subject to discretionary withdrawal	$10,641.1	35.3%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	6,649.7	22.1
Market value adjustments	5,913.2	19.6
Subject to discretionary withdrawal without adjustments	6,905.4	22.9
Total domestic investment contracts	$30,109.4	99.9%

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

As of June 30, 2016 and December 31, 2015, we had short-term credit facilities with various financial institutions in an aggregate amount of $1,005.0 million. As of June 30, 2016 and December 31, 2015, we had $25.9 million and $181.1 million, respectively, of outstanding borrowings, with no assets pledged as support as of June 30, 2016. During the first quarter of 2016, we extended or renewed $869.0 million of our revolving credit facilities. The facilities and their new maturity dates include a $400.0 million 5-year facility with PFG, PFS and Principal Life as co-borrowers, of which $20.0 million matures March 2020 and $380.0 million matures March 2021, a $300.0 million 364-day facility with Principal Life as borrower that matures March 2017 and a $200.0 million 3-year credit facility, with PFG, PFS, Principal Life and Principal Financial Services V (UK) LTD as co-borrowers, of which $11.0 million matures March 2020 and $189.0 million matures in March 2021. The revolving credit facilities are committed and provide 100% back-stop support for our commercial paper program. The $400.0 million facility is supported by sixteen banks through March 2020, reduced to $380.0 million supported by fifteen banks thereafter, the $300.0 million facility is supported by fifteen banks and the $200.0 million facility is supported by fifteen banks through March 2020, reduced to $189.0 million supported by fourteen banks thereafter, most of which have other relationships with us. In addition to the revolving credit facilities, Principal International Chile has the capacity to access up to $60.0 million in unsecured lines of credit offered by Chilean financial institutions and Principal Life has a $45.0 million unsecured line of credit. Due to the financial strength and the strong relationships we have with these providers, we are comfortable there is a very low risk the financial institutions would be unable or unwilling to fund these facilities.

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

Total stockholder dividends paid by Principal Life to its parent as of June 30, 2016, were $525.0 million. As of June 30, 2016, we had $956.0 million of cash and liquid assets held in our holding companies and other subsidiaries which is available for corporate purposes.

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

Net cash provided by operating activities was $2,125.6 million and $2,117.4 million for the six months ended June 30, 2016 and 2015, respectively. Our insurance business typically generates positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. Cash provided by operating activities in 2016 compared to 2015 was primarily flat, which included offsetting fluctuations in receivables and payables associated with the timing of settlements.

Net cash used in investing activities was $3,674.0 million and $937.1 million for the six months ended June 30, 2016 and 2015, respectively. The increase in cash used in investing activities in 2016 compared to 2015 was the result of increased purchases of available-for-sale securities primarily in the investment only and fixed annuities businesses.

Net cash provided by financing activities was $1,239.0 million for the six months ended June 30, 2016, compared to net cash used in financing activities of $779.8 million for the six months ended June 30, 2015. The increase in cash provided by financing activities was the result of net investment contract deposits in 2016 as compared to net investment contract withdrawals in 2015 primarily due to new issuances in the investment only business in 2016. The increase was partially offset by the issuance of long term debt in 2015. The proceeds of the debt issuance were primarily used for the redemption of preferred stock in 2015.

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

Short-Term Debt. The components of short-term debt were as follows:

	June 30, 2016	December 31, 2015
	(in millions)
Short-term credit facilities	$—	$157.2
Other recourse short-term debt	25.9	23.9
Total short-term debt	$25.9	$181.1

The short-term credit facilities are used for general corporate purposes and borrowings outstanding can fluctuate as part of working capital management.

Long-Term Debt. As of June 30, 2016, there have been no significant changes to long-term debt since December 31, 2015.

Stockholders’ Equity. The following table summarizes our dividends to stockholders and repurchase of common stock.

	For the six months ended	For the year ended
	June 30, 2016	December 31, 2015
	(in millions)

Dividends to stockholders	$223.2	$441.0
Repurchase of common stock	209.7	300.6
Total cash returned to common stockholders	$432.9	$741.6

For additional stockholders’ equity information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 9, Stockholders’ Equity.”

Capitalization

The following table summarizes our capital structure:

	June 30, 2016	December 31, 2015
	($ in millions)
Debt:
Short-term debt	$25.9	$181.1
Long-term debt	3,270.2	3,265.2
Total debt	3,296.1	3,446.3

Equity excluding AOCI	10,519.0	10,194.1
Total capitalization excluding AOCI	$13,815.1	$13,640.4
Debt to equity excluding AOCI	31%	34%
Debt to capitalization excluding AOCI	24%	25%

Contractual Obligations and Contractual Commitments

As of June 30, 2016, there have been no significant changes to contractual obligations and contractual commitments since December 31, 2015.

Off-Balance Sheet Arrangements

Variable Interest Entities. We have relationships with various types of special purpose entities and other entities where we have a variable interest as described in Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 2, Variable Interest Entities.”

Guarantees and Indemnifications. As of June 30, 2016, there have been no significant changes to guarantees and indemnifications since December 31, 2015. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

Financial Strength and Credit Ratings

Our ratings are influenced by the relative ratings of our peers/competitors as well as many other factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage and other factors.

In April 2016, Standard & Poor’s (“S&P”) affirmed PFG’s credit ratings and the financial strength ratings of Principal Life and Principal National Life Insurance Company at ‘A+’. The outlook remains ‘stable’ for all ratings. Principal Life’s enterprise risk management rating was affirmed as ‘Strong’. The rating affirmation reflects S&P’s view that we are a leading competitor in the U.S. small to midsize 401(k) market, with strong asset management and insurance solution capabilities, strong competitive position supported by respected brand, diversified and sophisticated product portfolio and positive operating performance.

In January 2016, A.M. Best affirmed the credit ratings and financial strength ratings of Principal Life and Principal National Life Insurance Company at ‘A+’. The outlook remains ‘stable’ for all ratings. The affirmation reflects our strong business profile, consistently good sales and operating results and good financial flexibility.

In November 2015, Fitch affirmed the financial strength ratings of Principal Life and Principal National Life Insurance Company at ‘AA-’. The outlook remains ‘stable’ for all ratings. The affirmation reflects PFG’s strong capitalization and stable, balanced operating profitability, partially offset by above average exposure to direct mortgages and structured mortgage securities.

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

The following table summarizes our significant financial strength and debt ratings from the major independent rating organizations. The debt ratings shown are indicative ratings. Outstanding issuances are rated the same as indicative ratings unless otherwise noted. Actual ratings can differ from indicative ratings based on contractual terms. A security rating is not a recommendation to buy, sell or hold securities. Such a rating may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

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

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The fair value hierarchy gives the highest priority (Level 1) to unadjusted quoted prices in active markets for identical assets or liabilities and gives the lowest priority (Level 3) to unobservable inputs. The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety considering factors specific to the asset or liability. See Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 10, Fair Value Measurements” for further details, including a reconciliation of changes in Level 3 fair value measurements.

As of June 30, 2016, 40% of our net assets (liabilities) were Level 1, 56% were Level 2 and 4% were Level 3. Excluding separate account assets as of June 30, 2016, 4% of our net assets (liabilities) were Level 1, 96% were Level 2 and 0% were Level 3.

As of December 31, 2015, 39% of our net assets (liabilities) were Level 1, 57% were Level 2 and 4% were Level 3. Excluding separate account assets as of December 31, 2015, 4% of our net assets (liabilities) were Level 1, 95% were Level 2 and 1% were Level 3.

Changes in Level 3 Fair Value Measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2016, were $7,608.9 million as compared to $7,318.6 million as of December 31, 2015. The increase was primarily related to gains on and net purchases of other invested assets and real estate included in our separate account assets. The increase was partially offset by losses on bifurcated embedded derivatives in investment contracts.

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2015, were $6,780.5 million as compared to $6,350.1 million as of December 31, 2014. The increase was primarily related to gains on other invested assets and real estate included in our separate account assets.

Investments

We had total consolidated assets as of June 30, 2016, of $223,074.2 million, of which $76,687.4 million were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk; therefore, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of June 30, 2016, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans. The remainder is invested in other investments, residential mortgage loans, real estate and equity securities. In addition, policy loans are included in our invested assets.

	June 30, 2016		December 31, 2015
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$39,741.8	52%	$35,308.9	50%
Private	16,196.4	21	15,344.4	22
Equity securities	1,436.3	2	1,307.2	2
Mortgage loans:
Commercial	11,527.8	15	11,237.8	16
Residential	1,158.0	2	1,101.6	2
Real estate held for sale	190.2	—	169.7	—
Real estate held for investment	1,283.8	2	1,282.1	2
Policy loans	831.6	1	817.1	1
Other investments	4,321.5	5	3,251.7	5
Total invested assets	76,687.4	100%	69,820.5	100%
Cash and cash equivalents	2,255.4		2,564.8
Total invested assets and cash	$78,942.8		$72,385.3

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

	For the three months ended June 30,							For the six months ended June 30,

	2016		2015		Increase (decrease)			2016		2015		Increase (decrease)
	Yield	Amount	Yield	Amount	Yield		Amount	Yield	Amount	Yield	Amount	Yield	Amount
	($ in millions)

Fixed maturities	4.4%	$568.4	4.7%	$551.0	(0.3)%		$17.4	4.4%	$1,118.1	4.5%	$1,062.8	(0.1)%	$55.3
Equity securities	2.2	7.9	1.7	4.6	0.5		3.3	3.8	26.0	5.6	28.6	(1.8)	(2.6)
Mortgage loans — commercial	4.4	125.2	4.6	126.3	(0.2)		(1.1)	4.4	250.4	4.6	251.3	(0.2)	(0.9)
Mortgage loans — residential	5.7	16.4	7.5	20.8	(1.8)		(4.4)	5.6	31.4	5.8	32.2	(0.2)	(0.8)
Real estate	5.1	18.9	11.9	42.1	(6.8)		(23.2)	5.3	38.5	8.5	58.9	(3.2)	(20.4)
Policy loans	5.5	11.4	5.7	11.7	(0.2)		(0.3)	5.5	22.7	5.7	23.5	(0.2)	(0.8)
Cash and cash equivalents	0.6	3.5	0.4	2.0	0.2		1.5	0.6	7.2	0.4	3.8	0.2	3.4
Other investments	6.6	68.7	6.1	50.9	0.5		17.8	5.7	108.4	5.6	91.3	0.1	17.1

Total before investment expenses	4.4	820.4	4.8	809.4	(0.4)		11.0	4.4	1,602.7	4.6	1,552.4	(0.2)	50.3

Investment expenses	(0.1)	(21.2)	(0.1)	(19.5)	—		(1.7)	(0.1)	(41.8)	(0.1)	(38.6)	—	(3.2)

Net investment income	4.3%	$799.2	4.7%	$789.9	(0.4	) %	$9.3	4.3%	$1,560.9	4.5%	$1,513.8	(0.2)%	$47.1

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Net investment income increased primarily due to an increase in average invested assets in our U.S. operations, partially offset by lower investment yields on our average invested assets and cash and by the sale of certain real estate in the second quarter of 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net investment income increased primarily due to an increase in average invested assets in our U.S. operations, partially offset by lower investment yields on our average invested assets and cash and by the sale of certain real estate in the second quarter of 2015.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains and losses for our invested assets for the periods indicated.

	For the three months ended June 30,			For the six months ended June 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in millions)
Fixed maturities, available-for-sale – credit impairments (1)	$(8.4)	$(6.0)	$(2.4)	$(56.5)	$(13.5)	$(43.0)
Commercial mortgages – credit impairments	(1.1)	(0.5)	(0.6)	(0.7)	(1.1)	0.4
Other credit impairments	(0.2)	3.1	(3.3)	1.9	1.3	0.6
Fixed maturities, available-for-sale and trading – noncredit	46.9	(3.7)	50.6	56.5	5.3	51.2
Derivatives and related hedge activities	(26.8)	(81.6)	54.8	166.9	(31.6)	198.5
Other gains (losses)	23.3	(25.9)	49.2	2.2	(8.8)	11.0
Net realized capital gains (losses)	$33.7	$(114.6)	$148.3	$170.3	$(48.4)	$218.7

(1)                                 Includes credit impairments as well as losses on sales of fixed maturities to reduce credit risk, net of realized credit recoveries on the sale of previously impaired securities. Credit gains on sales, excluding associated foreign currency fluctuations that are included in derivatives and related hedging activities, were a net gain of $0.2 million and $0.3 million for the three months ended June 30, 2016 and 2015, and $0.2 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Fixed maturities, available-for-sale and trading — noncredit had net gains in 2016 as compared to losses in 2015 primarily due to the sale of a long dated structured security in 2016.

Net realized capital losses on derivatives and related hedge activities decreased primarily due to decreased losses on the GMWB embedded derivatives, including changes in the spread reflecting our own creditworthiness, and related hedging instruments and on interest rate swap derivatives not designated as hedging instruments due to changes in interest rates. This was partially offset by increased losses from a Principal International segment embedded derivative.

Other gains (losses) reflected gains in 2016 as compared to losses in 2015 primarily due to a write-off of unamortized book value on corporate owned real estate in 2015, increased gains on equity securities, trading and gains in 2016 versus losses in 2015 on sponsored investment funds.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net realized capital losses on fixed maturities, available-for-sale — credit impairments increased primarily due to higher impairments on corporate fixed maturities in the energy sector and structured fixed maturities.

Net realized capital gains on fixed maturities, available-for-sale and trading — noncredit increased primarily due to the sale of a long dated structured security in 2016 and gains versus losses on trading securities related to changes in interest rates and credit spreads.

Derivatives and related hedge activities had net gains in 2016 as compared to losses in 2015 primarily due to gains in 2016 versus losses in 2015 on the GMWB embedded derivatives, including changes in the spread reflecting our own creditworthiness, and related hedging instruments and on interest rate swap derivatives not designated as hedging instruments due to changes in interest rates.

U.S. Investment Operations

Of our invested assets, $69,560.4 million were held by our U.S. operations as of June 30, 2016. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect policyholders’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing the credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

•                  credit risk, relating to the uncertainty associated with the continued ability of an obligor to make timely payments of principal and interest and

•                  interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves.

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of June 30, 2016, eleven members served on the Investment Committee, one of whom is a member of our Board of Directors. The remaining members were senior management members representing various areas of our company.

We purchase credit default swaps to hedge certain credit exposures in our investment portfolio and total return swaps and futures to hedge a portion of our investment portfolio from credit losses. We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $188.3 million and $213.2 million, total return swaps of $90.0 million and $90.0 million, and futures of $13.8 million and $13.1 million as of June 30, 2016 and December 31, 2015, respectively. We sell credit default swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Derivative Financial Instruments” under the caption, “Credit Derivatives Sold.”

We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, were $1,913.4 million and 3.6%, respectively, as of June 30, 2016 and $1,554.9 million and 3.9%, respectively, as of December 31, 2015. In addition, the amortized cost and weighted average yield of residential mortgage-backed pass-through securities, residential collateralized mortgage obligations, and asset-backed securities - home equity with material prepayment risk were $4,567.6 million and 3.2%, respectively, as of June 30, 2016 and $4,391.9 million and 3.3%, respectively, as of December 31, 2015.

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

	Weighted average loan-to-value ratio		Debt service coverage ratio
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015

New mortgages	49%	50%	2.3X	3.1X
Entire mortgage portfolio	46%	46%	2.7X	2.7X

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

	June 30, 2016		December 31, 2015

	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$35,945.5	52%	$31,756.0	50%
Private	16,195.4	23	15,342.8	24
Equity securities	328.7	—	306.2	1
Mortgage loans:
Commercial	11,479.8	17	11,194.9	18
Residential	624.6	1	596.1	1
Real estate held for sale	187.3	—	166.8	—
Real estate held for investment	1,282.0	2	1,280.4	2
Policy loans	808.7	1	796.3	1
Other investments	2,708.4	4	1,877.4	3
Total invested assets	69,560.4	100%	63,316.9	100%
Cash and cash equivalents	1,882.2		2,292.9
Total invested assets and cash	$71,442.6		$65,609.8

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain nonredeemable preferred securities. Included in the privately placed category as of June 30, 2016 and December 31, 2015, were $11.1 billion and $10.4 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

Fixed maturities were diversified by category of issuer, as shown in the following table for the periods indicated.

	June 30, 2016		December 31, 2015

	Carrying	Percent	Carrying	Percent

	amount	of total	amount	of total
	($ in millions)

U.S. government and agencies	$1,706.7	3%	$1,649.0	3%
States and political subdivisions	5,529.5	11	4,784.1	10
Non-U.S. governments	510.3	1	423.9	1
Corporate - public	19,052.7	37	16,407.7	35
Corporate - private	12,463.1	24	12,049.1	26
Residential mortgage-backed pass-through securities	2,829.3	5	2,640.2	6
Commercial mortgage-backed securities	4,277.6	8	3,860.4	8
Residential collateralized mortgage obligations	1,658.1	3	1,556.4	3
Asset-backed securities	4,113.6	8	3,728.0	8
Total fixed maturities	$52,140.9	100%	$47,098.8	100%

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 21% of total fixed maturities as of June 30, 2016 and 22% as of December 31, 2015. It is comprised of corporate and foreign government fixed maturities. The following table presents the carrying amount of our international exposure for our U.S. operation’s fixed maturities portfolio for the periods indicated.

	June 30, 2016	December 31, 2015
	(in millions)

European Union, excluding UK	$3,468.1	$3,247.1
United Kingdom	2,214.1	2,293.2
Asia-Pacific	1,506.2	1,469.1
Australia/New Zealand	1,285.5	1,162.0
Latin America	960.3	885.9
Europe, non-European Union	795.8	824.3
Middle East and Africa	369.1	304.3
Other (1)	289.7	266.5
Total	$10,888.8	$10,452.4

(1)    Includes exposure from 2 countries and various supranational organizations as of both June 30, 2016, and December 31, 2015.

International fixed maturities exposure is determined by the country of domicile of the parent entity of an individual asset. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of June 30, 2016 and December 31, 2015, our investments in Canada totaled $1,572.5 million and $1,310.5 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The following table presents our top ten exposures as of June 30, 2016.

Amortized cost
(in millions)

Berkshire Hathaway Inc.	$207.2
Exelon Corporation	181.2
Province of Quebec	180.9
Wells Fargo & Company	180.3
Duke Energy Corporation	170.8
Verizon Communications Inc.	164.6
AT&T Inc.	162.4
People’s Republic of China	157.7
Citigroup Inc.	157.5
General Electric Company	153.7
Total top ten exposures	$1,716.3

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

		June 30, 2016			December 31, 2015

				Percent of			Percent of

NAIC		Amortized	Carrying	carrying	Amortized	Carrying	carrying

rating	Rating agency equivalent	cost	amount	amount	cost	amount	amount
		($ in millions)

1	AAA/AA/A	$31,964.1	$34,092.5	65%	$29,661.4	$30,712.8	65%
2	BBB	13,480.0	14,331.7	28	12,562.1	12,827.2	27
3	BB	2,952.2	2,925.1	6	2,932.2	2,829.1	7
4	B	664.9	603.5	1	606.4	547.3	1
5	CCC and lower	168.3	122.2	—	219.6	139.7	—
6	In or near default	84.1	65.9	—	46.5	42.7	—
	Total fixed maturities	$49,313.6	$52,140.9	100%	$46,028.2	$47,098.8	100%

Fixed maturities include 42 securities with an amortized cost of $379.7 million, gross gains of $14.4 million, gross losses of $0.1 million and a carrying amount of $394.0 million as of June 30, 2016, that are still pending a review and assignment of a rating by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, there will always be securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent rating is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities. As of June 30, 2016, based on amortized cost, 94% of our CMBS portfolio had an NAIC rating of 1 and 62% was issued during the more conservative underwriting periods prior to 2005 and after 2008.

The following tables present our exposure by credit quality, based on NAIC ratings, and vintage for our CMBS portfolio as of the periods indicated.

	June 30, 2016
	2004 and prior		2005 to 2008		2009 and after		Total

	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying

NAIC rating	cost	amount	cost	amount	cost	amount	cost	amount
	(in millions)

1	$118.5	$127.7	$1,385.5	$1,389.8	$2,503.8	$2,539.5	$4,007.8	$4,057.0
2	6.8	7.0	72.1	71.4	—	—	78.9	78.4
3	—	—	66.2	60.7	—	—	66.2	60.7
4	1.6	1.3	42.6	35.8	—	—	44.2	37.1
5	3.9	2.0	37.3	31.3	—	—	41.2	33.3
6	2.1	2.2	11.0	8.9	—	—	13.1	11.1
Total (1)	$132.9	$140.2	$1,614.7	$1,597.9	$2,503.8	$2,539.5	$4,251.4	$4,277.6

(1)    The CMBS portfolio included agency CMBS with a $417.5 million amortized cost and a $423.4 million carrying amount.

	December 31, 2015
	2004 and prior		2005 to 2008		2009 and after		Total

	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying

NAIC rating	cost	amount	cost	amount	cost	amount	cost	amount
	(in millions)

1	$170.8	$181.6	$1,561.8	$1,581.3	$1,848.9	$1,828.3	$3,581.5	$3,591.2
2	0.9	0.9	66.1	66.7	1.2	1.2	68.2	68.8
3	—	—	90.6	88.7	—	—	90.6	88.7
4	4.4	4.2	45.8	38.7	—	—	50.2	42.9
5	3.9	2.2	63.6	53.8	—	—	67.5	56.0
6	3.0	3.3	11.6	9.5	—	—	14.6	12.8
Total (1)	$183.0	$192.2	$1,839.5	$1,838.7	$1,850.1	$1,829.5	$3,872.6	$3,860.4

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

	June 30, 2016	December 31, 2015
	($ in millions)

Total fixed maturities (public and private)	$52,140.9	$47,098.8
Problem fixed maturities (1)	$75.4	$71.8
Potential problem fixed maturities	155.0	172.0
Total problem, potential problem and restructured fixed maturities	$230.4	$243.8
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	0.44%	0.52%

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

The net realized loss relating to other-than-temporary credit impairments and credit related sales of fixed maturities was $8.6 million and $6.3 million for the three months ended June 30, 2016 and 2015, respectively, and $56.7 million and $13.6 million for the six months ended June 30, 2016 and 2015, respectively.

Fixed Maturities Available-for-Sale

The following tables present our fixed maturities available-for-sale by industry category and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in AOCI, as of the periods indicated.

	June 30, 2016
		Gross	Gross

	Amortized	unrealized	unrealized	Carrying

	cost	gains	losses	amount
	(in millions)

Finance — Banking	$4,143.6	$151.6	$139.6	$4,155.6
Finance — Brokerage	326.1	23.5	—	349.6
Finance — Finance Companies	286.3	5.5	0.8	291.0
Finance — Financial Other	512.0	54.1	2.5	563.6
Finance — Insurance	2,346.0	261.8	13.1	2,594.7
Finance — REITS	1,056.0	57.5	0.9	1,112.6
Industrial — Basic Industry	1,170.3	65.1	19.7	1,215.7
Industrial — Capital Goods	1,842.9	162.5	1.0	2,004.4
Industrial — Communications	2,423.5	277.3	5.3	2,695.5
Industrial — Consumer Cyclical	1,484.4	99.1	2.3	1,581.2
Industrial — Consumer Non-Cyclical	3,322.8	270.1	2.1	3,590.8
Industrial — Energy	2,701.7	175.9	84.4	2,793.2
Industrial — Other	278.3	18.9	0.2	297.0
Industrial — Technology	1,284.3	62.8	1.5	1,345.6
Industrial — Transportation	1,274.4	98.5	6.1	1,366.8
Utility — Electric	3,287.0	303.2	7.2	3,583.0
Utility — Natural Gas	249.1	18.2	0.1	267.2
Utility — Other	237.3	26.2	—	263.5
Government guaranteed	1,203.2	135.2	5.6	1,332.8
Total corporate securities	29,429.2	2,267.0	292.4	31,403.8

Residential mortgage-backed pass-through securities	2,677.2	129.6	0.3	2,806.5
Commercial mortgage-backed securities	4,248.7	91.4	65.2	4,274.9
Residential collateralized mortgage obligations	1,574.1	54.5	3.0	1,625.6
Asset-backed securities — Home equity (1)	261.0	13.6	10.6	264.0
Asset-backed securities — All other	2,936.2	20.1	11.0	2,945.3
Collateralized debt obligations — Credit	52.2	—	21.9	30.3
Collateralized debt obligations — CMBS	3.1	—	—	3.1
Collateralized debt obligations — Loans	840.5	0.9	6.0	835.4
Total mortgage-backed and other asset-backed securities	12,593.0	310.1	118.0	12,785.1

U.S. government and agencies	1,443.9	89.9	—	1,533.8
States and political subdivisions	4,974.7	470.2	0.4	5,444.5
Non-U.S. governments	409.4	100.9	—	510.3
Total fixed maturities, available-for-sale	$48,850.2	$3,238.1	$410.8	$51,677.5

(1) This exposure is all related to sub-prime mortgage loans.

	December 31, 2015
		Gross	Gross

	Amortized	unrealized	unrealized	Carrying

	cost	gains	losses	amount
	(in millions)

Finance — Banking	$3,726.1	$103.9	$121.1	$3,708.9
Finance — Brokerage	275.0	13.9	1.7	287.2
Finance — Finance Companies	191.2	3.5	1.0	193.7
Finance — Financial Other	476.8	47.3	1.3	522.8
Finance — Insurance	2,211.9	191.2	16.2	2,386.9
Finance — REITS	826.0	26.6	6.7	845.9
Industrial — Basic Industry	1,305.7	31.3	87.2	1,249.8
Industrial — Capital Goods	1,782.1	101.8	13.8	1,870.1
Industrial — Communications	2,271.1	168.8	20.2	2,419.7
Industrial — Consumer Cyclical	1,454.7	52.8	8.5	1,499.0
Industrial — Consumer Non-Cyclical	3,210.3	137.6	15.4	3,332.5
Industrial — Energy	2,801.8	81.6	228.3	2,655.1
Industrial — Other	313.1	11.5	1.7	322.9
Industrial — Technology	1,239.8	28.4	5.7	1,262.5
Industrial — Transportation	1,111.3	39.0	21.1	1,129.2
Utility — Electric	2,806.6	162.6	23.8	2,945.4
Utility — Natural Gas	240.5	9.6	2.2	247.9
Utility — Other	235.9	14.6	0.3	250.2
Government guaranteed	1,121.7	92.8	20.1	1,194.4
Total corporate securities	27,601.6	1,318.8	596.3	28,324.1

Residential mortgage-backed pass-through securities	2,537.2	89.0	11.9	2,614.3
Commercial mortgage-backed securities	3,870.3	65.3	77.5	3,858.1
Residential collateralized mortgage obligations	1,496.9	18.3	11.0	1,504.2
Asset-backed securities — Home equity (1)	279.7	14.5	10.5	283.7
Asset-backed securities — All other	2,753.1	6.4	13.9	2,745.6
Collateralized debt obligations — Credit	52.2	—	19.4	32.8
Collateralized debt obligations — CMBS	3.3	0.1	—	3.4
Collateralized debt obligations — Loans	633.3	1.3	7.2	627.4
Total mortgage-backed and other asset-backed securities	11,626.0	194.9	151.4	11,669.5

U.S. government and agencies	1,434.7	23.3	8.2	1,449.8
States and political subdivisions	4,477.5	234.5	19.3	4,692.7
Non-U.S. governments	349.6	77.1	2.8	423.9
Total fixed maturities, available-for-sale	$45,489.4	$1,848.6	$778.0	$46,560.0

(1)         This exposure is all related to sub-prime mortgage loans.

Of the $410.8 million in gross unrealized losses as of June 30, 2016, $2.8 million in losses were attributed to securities scheduled to mature in one year or less, $45.5 million attributed to securities scheduled to mature between one to five years, $51.7 million attributed to securities scheduled to mature between five to ten years, $192.8 million attributed to securities scheduled to mature after ten years and $118.0 million related to mortgage-backed and other ABS that are not classified by maturity year. As of June 30, 2016, we were in a $2,827.3 million net unrealized gain position as compared to a $1,070.6 million net unrealized gain position as of December 31, 2015. The $1,756.7 million increase in net unrealized gains for the six months ended June 30, 2016, can primarily be attributed to an approximate 73 basis points decrease in interest rates, partially offset by widening of credit spreads.

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

	June 30, 2016				December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Carrying	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	amount	cost	gains	losses	amount
	(in millions)
Investment grade:
Public	$31,511.6	$2,352.7	$129.1	$33,735.2	$28,703.7	$1,285.3	$327.9	$29,661.1
Private	13,509.0	813.4	56.9	14,265.5	13,025.3	505.3	146.2	13,384.4
Below investment grade:
Public	1,953.9	41.2	127.6	1,867.5	1,844.1	20.2	170.4	1,693.9
Private	1,875.7	30.8	97.2	1,809.3	1,916.3	37.8	133.5	1,820.6
Total fixed maturities,
available-for-sale	$48,850.2	$3,238.1	$410.8	$51,677.5	$45,489.4	$1,848.6	$778.0	$46,560.0

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	June 30, 2016
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$356.9	$3.3	$381.9	$1.7	$738.8	$5.0
Greater than three to six months	295.3	4.3	323.4	5.8	618.7	10.1
Greater than six to nine months	306.4	5.4	307.4	3.6	613.8	9.0
Greater than nine to twelve months	302.0	10.2	285.0	4.1	587.0	14.3
Greater than twelve to twenty-four months	663.2	19.0	415.3	11.2	1,078.5	30.2
Greater than twenty-four to thirty-six months	25.9	1.4	90.0	2.2	115.9	3.6
Greater than thirty-six months	461.2	85.5	195.3	28.3	656.5	113.8
Total fixed maturities, available-for-sale	$2,410.9	$129.1	$1,998.3	$56.9	$4,409.2	$186.0

	December 31, 2015
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$4,768.8	$56.7	$2,748.9	$27.4	$7,517.7	$84.1
Greater than three to six months	817.4	37.3	699.0	25.9	1,516.4	63.2
Greater than six to nine months	1,851.3	86.2	931.9	44.0	2,783.2	130.2
Greater than nine to twelve months	476.1	19.7	171.0	7.0	647.1	26.7
Greater than twelve to twenty-four months	278.1	38.5	219.9	9.4	498.0	47.9
Greater than twenty-four to thirty-six months	313.6	12.7	191.6	10.5	505.2	23.2
Greater than thirty-six months	400.3	76.8	135.2	22.0	535.5	98.8
Total fixed maturities, available-for-sale	$8,905.6	$327.9	$5,097.5	$146.2	$14,003.1	$474.1

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on below investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	June 30, 2016
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$84.3	$0.8	$345.8	$2.4	$430.1	$3.2
Greater than three to six months	26.9	1.5	24.1	0.8	51.0	2.3
Greater than six to nine months	126.8	5.4	65.2	2.2	192.0	7.6
Greater than nine to twelve months	48.3	7.5	72.1	2.4	120.4	9.9
Greater than twelve to twenty-four months	282.8	49.1	268.7	50.9	551.5	100.0
Greater than twenty-four to thirty-six months	6.7	2.5	61.0	4.1	67.7	6.6
Greater than thirty-six months	161.6	60.8	78.4	34.4	240.0	95.2
Total fixed maturities, available-for-sale	$737.4	$127.6	$915.3	$97.2	$1,652.7	$224.8

	December 31, 2015
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$316.2	$8.5	$380.3	$4.9	$696.5	$13.4
Greater than three to six months	122.4	15.7	154.0	6.4	276.4	22.1
Greater than six to nine months	109.9	17.6	203.6	19.1	313.5	36.7
Greater than nine to twelve months	20.3	5.0	44.9	2.0	65.2	7.0
Greater than twelve to twenty-four months	156.6	67.8	200.9	67.0	357.5	134.8
Greater than twenty-four to thirty-six months	15.5	3.0	36.5	1.4	52.0	4.4
Greater than thirty-six months	181.0	52.8	78.0	32.7	259.0	85.5
Total fixed maturities, available-for-sale	$921.9	$170.4	$1,098.2	$133.5	$2,020.1	$303.9

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in OCI, on fixed maturities available-for-sale where the estimated fair value had declined and remained below amortized cost by 20% or more as of the periods indicated.

	June 30, 2016
	Problem, potential		All other fixed
	problem and restructured		maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$—	$—	$47.7	$13.9	$47.7	$13.9
Greater than three to six months	9.8	3.2	5.7	3.3	15.5	6.5
Greater than six to nine months	5.4	9.9	20.7	6.5	26.1	16.4
Greater than nine to twelve months	41.7	33.1	19.9	9.8	61.6	42.9
Greater than twelve months	28.5	26.7	290.2	153.3	318.7	180.0
Total fixed maturities, available-for-sale	$85.4	$72.9	$384.2	$186.8	$469.6	$259.7

	December 31, 2015
	Problem, potential		All other fixed
	problem and restructured		maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$13.6	$13.9	$321.0	$110.4	$334.6	$124.3
Greater than three to six months	35.3	49.3	30.7	18.1	66.0	67.4
Greater than six to nine months	9.6	27.8	25.2	19.5	34.8	47.3
Greater than nine to twelve months	3.4	1.1	49.2	19.1	52.6	20.2
Greater than twelve months	23.7	25.9	237.5	106.4	261.2	132.3
Total fixed maturities, available-for-sale	$85.6	$118.0	$663.6	$273.5	$749.2	$391.5

Mortgage Loans

Mortgage loans consist of commercial mortgage loans on real estate and residential mortgage loans. The carrying amount of our commercial mortgage loan portfolio was $11,479.8 million and $11,194.9 million as of June 30, 2016 and December 31, 2015, respectively. The carrying amount of our residential mortgage loan portfolio was $624.6 million and $596.1 million as of June 30, 2016 and December 31, 2015, respectively.

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

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 19% and 18% of our commercial mortgage loan portfolio before valuation allowance as of June 30, 2016 and December 31, 2015, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The typical borrower in our commercial loan portfolio is a single purpose entity or single asset entity. As of June 30, 2016 and December 31, 2015, the total number of commercial mortgage loans outstanding was 852 and 878, of which 57% and 60% were for loans with principal balances less than $10.0 million, respectively. The average loan size of our commercial mortgage portfolio was $13.5 million and $12.8 million as of June 30, 2016 and December 31, 2015, respectively.

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

	June 30, 2016	December 31, 2015
	($ in millions)

Total commercial mortgages	$11,479.8	$11,194.9
Problem commercial mortgages	$9.5	$—
Potential problem commercial mortgages	—	16.2
Total problem, potential problem and restructured commercial mortgages	$9.5	$16.2
Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	0.08%	0.14%

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

The following table represents our commercial mortgage loan valuation allowance for the periods indicated.

	For the six months ended June 30, 2016	For the year ended December 31, 2015
	($ in millions)

Balance, beginning of period	$27.5	$26.9
Provision	0.7	4.0
Charge-offs	—	(3.5)
Recoveries	—	0.1
Balance, end of period	$28.2	$27.5
Valuation allowance as % of carrying value before reserves	0.25%	0.25%

Residential Mortgage Loans. The residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $194.6 million and $218.8 million and first lien mortgages with an amortized cost of $450.6 million and $401.2 million as of June 30, 2016 and December 31, 2015, respectively. The home equity loans are generally second lien mortgages made up of closed-end loans and lines of credit. Non-performing residential mortgage loans, which are defined as loans 90 days or greater delinquent plus non-accrual loans, totaled $13.8 million and $16.0 million as of June 30, 2016 and December 31, 2015, respectively.

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

Our residential mortgage loan portfolio, and in particular our home equity loan portfolio, experienced an increase in loss severity from sustained elevated levels of unemployment along with continued depressed collateral values beginning in 2010. While these factors continue to drive charge-offs, loss rates overall have stabilized and the home equity loan portfolio balance continues to decline. The following table represents our residential mortgage loan valuation allowance for the periods indicated.

	For the six months ended June 30, 2016	For the year ended December 31, 2015
	($ in millions)

Balance, beginning of period	$23.9	$29.1
Provision	(3.3)	0.1
Charge-offs	(1.6)	(8.9)
Recoveries	1.6	3.6
Balance, end of period	$20.6	$23.9
Valuation allowance as % of carrying value before reserves	3.2%	3.9%

Real Estate

Real estate consists primarily of commercial equity real estate. As of June 30, 2016 and December 31, 2015, the carrying amount of our equity real estate investment was $1,469.3 million, or 2%, and $1,447.2 million, or 2%, of U.S. invested assets, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $1,282.0 million and $1,280.4 million as of June 30, 2016 and December 31, 2015, respectively. The carrying value of real estate held for investment is generally adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized capital losses in our consolidated results of operations. Impairment adjustments recorded for the year ended December 31, 2015 were $2.9 million. No such impairment adjustments were recorded for the six months ended June 30, 2016.

The carrying amount of real estate held for sale was $187.3 million and $166.8 million as of June 30, 2016 and December 31, 2015, respectively. Once we identify a real estate property to be sold and it is probable that it will be sold, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. No valuation allowance was established during the six months ended June 30, 2016, or the year ended December 31, 2015.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country. As of June 30, 2016, our equity real estate portfolio was concentrated in the Pacific (35%), West South Central (19%) and South Atlantic (18%) regions of the United States. By property type, we had a concentration in office (46%) and apartments (27%) as of June 30, 2016.

Other Investments

Our other investments totaled $2,708.4 million as of June 30, 2016, compared to $1,877.4 million as of December 31, 2015. Derivative assets accounted for $1,268.0 million and $659.6 million in other investments as of June 30, 2016 and December 31, 2015, respectively. The remaining invested assets are primarily related to equity method investments, which include real estate properties owned jointly with venture partners and operated by the partners, and sponsored investment funds.

International Investment Operations

Of our invested assets, $7,127.0 million were held by our Principal International segment as of June 30, 2016. The assets are primarily managed by the local Principal International affiliate. Due to the regulatory constraints in each country, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets is fixed maturities. The following table excludes invested assets of the separate accounts.

	June 30, 2016		December 31, 2015
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total
	($ in millions)
Fixed maturities:
Public	$3,796.3	53%	$3,552.9	55%
Private	1.0	—	1.6	—
Equity securities	1,107.6	16	1,001.0	15
Mortgage loans:
Commercial	48.0	1	42.9	1
Residential	533.4	7	505.5	8
Real estate held for sale	2.9	—	2.9	—
Real estate held for investment	1.8	—	1.7	—
Policy loans	22.9	—	20.8	—
Other investments:
Direct financing leases	877.7	12	819.3	13
Investment in equity method subsidiaries	608.3	9	485.7	7
Derivative assets and other investments	127.1	2	69.3	1
Total invested assets	7,127.0	100%	6,503.6	100%
Cash and cash equivalents	373.2		271.9
Total invested assets and cash	$7,500.2		$6,775.5

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

An increase in market interest rates may cause the fair value of our financial assets to decline. The reduction in the fair value of our financial assets would be partly offset by a corresponding reduction in the fair value of our financial liabilities. The following tables show the net estimated potential loss in fair value at a total company level from a hypothetical 100 basis point immediate, parallel increase in interest rates as of June 30, 2016, and December 31, 2015. Our selection of a 100 basis point immediate, parallel increase in interest rates is a hypothetical rate scenario we use to demonstrate potential risk. While a 100 basis point immediate, parallel increase does not represent our view of future market changes, it is a near term reasonably possible hypothetical change that illustrates the potential impact of such events. While these fair value measurements provide a representation of interest rate sensitivity, they are based on our portfolio exposures at a point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio transactions in response to new business, management’s assessment of changing market conditions and available investment opportunities.

	June 30, 2016
			Hypothetical fair
			value after +100	Hypothetical
		Asset (liability)	basis point parallel	changes in
	Notional	fair value	yield curve shift	fair value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities, available-for-sale		$55,281.3	$52,271.6	$(3,009.7)
Fixed maturities, trading		656.9	625.6	(31.3)
Mortgage loans		13,398.4	12,785.0	(613.4)
Policy loans		1,102.5	1,004.6	(97.9)
Equity securities, trading		1,095.0	1,064.7	(30.3)
Other investments		165.6	162.8	(2.8)

Financial liabilities with interest rate risk:
Investment contracts		(31,253.1)	(30,240.0)	1,013.1
Long-term debt		(3,551.2)	(3,282.4)	268.8
Bank deposits		(2,121.0)	(2,111.8)	9.2

Derivatives with interest rate risk:
Interest rate swaps	$24,000.2	364.9	249.5	(115.4)
Currency swaps	1,683.0	(88.7)	(99.9)	(11.2)
Equity options	3,887.3	(7.6)	(79.5)	(71.9)
Interest rate options	4,900.0	52.0	31.4	(20.6)
Swaptions	77.0	—	—	—
Interest rate futures	343.0	3.6	24.0	20.4

Net estimated potential loss in fair value				$(2,693.0)

	December 31, 2015
			Hypothetical fair
			value after +100	Hypothetical
		Asset (liability)	basis point parallel	changes in
	Notional	fair value	yield curve shift	fair value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities, available-for-sale		$49,966.5	$47,451.1	$(2,515.4)
Fixed maturities, trading		686.8	663.1	(23.7)
Mortgage loans		12,653.5	12,093.4	(560.1)
Policy loans		1,023.1	931.7	(91.4)
Equity securities, trading		721.3	693.5	(27.8)
Other investments		200.1	195.4	(4.7)

Financial liabilities with interest rate risk:
Investment contracts		(28,880.6)	(28,053.4)	827.2
Long-term debt		(3,411.9)	(3,152.6)	259.3
Bank deposits		(2,074.4)	(2,065.4)	9.0

Derivatives with interest rate risk:
Interest rate swaps	$21,704.2	81.1	(210.1)	(291.2)
Currency swaps	1,751.0	(113.5)	(121.1)	(7.6)
Equity options	3,604.8	(72.4)	(131.4)	(59.0)
Interest rate options	4,900.0	33.3	25.8	(7.5)
Swaptions	259.0	—	1.1	1.1
Interest rate futures	162.0	0.5	9.7	9.2

Net estimated potential loss in fair value				$(2,482.6)

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

The tables above do not include approximately $35,474.6 million of liabilities relating to insurance contracts involving significant mortality or morbidity risk as of June 30, 2016 and $33,137.0 million as of December 31, 2015, which are not considered financial liabilities. We believe the interest rate sensitivities of these insurance liabilities would economically serve as a partial offset to the net interest rate risk of the financial assets and liabilities that are set forth in these tables.

Our net estimated potential loss in fair value as of June 30, 2016, increased $210.4 million from December 31, 2015, primarily due to an increase in our invested assets and an increase in the duration of our financial assets with interest rate risk. This was partly offset by an increase in our exposure to pay fixed interest rate swaps due to hedging needs and an increase in the duration of our financial liabilities with interest rate risk.

The following table provides detail on the differences between the interest rates being credited to contractholders as of June 30, 2016, and the respective guaranteed minimum interest rates (“GMIRs”), broken down by GMIR level within the Retirement and Income Solutions and U.S. Insurance Solutions segments.

	Account values (1)
		Excess of crediting rates over GMIR:
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total
	($ in millions)
Guaranteed minimum interest rate
Retirement and Income Solutions
Up to 1.00%	$564.4	$824.1	$4,998.1	$1,242.4	$162.5	$7,791.5
1.01% - 2.00%	386.4	769.0	4.1	25.8	—	1,185.3
2.01% - 3.00%	6,338.6	661.7	0.2	12.0	—	7,012.5
3.01% - 4.00%	225.4	—	—	—	—	225.4
Subtotal	7,514.8	2,254.8	5,002.4	1,280.2	162.5	16,214.7

U.S. Insurance Solutions
Up to 1.00%	—	5.1	25.7	—	—	30.8
1.01% - 2.00%	301.7	—	177.6	170.1	42.9	692.3
2.01% - 3.00%	1,893.2	1,004.7	260.4	85.1	0.1	3,243.5
3.01% - 4.00%	1,450.0	62.6	10.8	32.6	4.4	1,560.4
4.01% - 5.00%	203.4	51.0	52.8	14.5	—	321.7
Subtotal	3,848.3	1,123.4	527.3	302.3	47.4	5,848.7

Total	$11,363.1	$3,378.2	$5,529.7	$1,582.5	$209.9	$22,063.4
Percentage of total	51.5%	15.3%	25.0%	7.2%	1.0%	100.0%

(1)           Includes only the account values, net of policy loans, for products with GMIRs and discretionary crediting rates.

During periods of low or declining interest rates, our margin of investment income above our interest credited to our liabilities (“investment margins”) may be negatively impacted. Assuming a hypothetical scenario where market interest rates immediately fall by 25 basis points from their June 30, 2016, levels and then remain unchanged thereafter, we estimate the impact of such an environment could reduce our investment margins for our domestic business by an immaterial amount during the twelve months ending June 30, 2017, and approximately $6 million to $8 million pre-tax during the twelve months ending June 30, 2018, compared to a scenario where market interest rates remain unchanged from their June 30, 2016, levels. This hypothetical scenario reflects only the impact related to the approximately $22.1 billion of in-force contracts with guaranteed minimum interest rates shown above, and does not reflect potential impacts on our DAC asset and other actuarial balances. In determining the potential impact, we have reflected the impact of potential changes in crediting rates to policyholders, limited by any restrictions on our ability to adjust crediting rates due to guaranteed minimum interest rates. Our estimates of future margins include the impact of expected premium payments, lapses, and withdrawals on existing policies, but they do not include the impact of new sales. Our selection of a 25 basis point immediate, parallel decrease in interest rates is a hypothetical rate scenario we use to demonstrate potential risk. While a 25 basis point immediate, parallel decrease does not represent our view of future market changes, it is a near term reasonably possible hypothetical change that illustrates the potential impact of such events.

In addition to the domestic account values shown in the table above, Principal International had $1,057.5 million and $569.7 million of account values with GMIRs in Hong Kong and Brazil, respectively, as of June 30, 2016. The Brazil amount includes account values from an equity method subsidiary, adjusted to reflect the proportion of the subsidiary’s results that are reflected in our net income. Our liabilities in Principal International are generally denominated in the functional currency of the country of operation. The pattern of interest rate movements in our international operations will likely differ from the pattern of interest rate movements in the U.S.

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

We estimate that as of June 30, 2016, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency denominated instruments identified above because we effectively hedge foreign currency denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2015. However, fluctuations in foreign currency exchange rates do affect the translation of pre-tax operating earnings and equity of our international operations into our consolidated financial statements.

For our Principal International segment, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $314.3 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of June 30, 2016, as compared to an estimated $302.8 million, or 10%, reduction as of December 31, 2015. We estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $8.9 million, or 13%, reduction in pre-tax operating earnings of our international operations for the three months ended June 30, 2016, as compared to an estimated $8.9 million, or 12%, reduction for the three months ended June 30, 2015. In addition, we estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $17.4 million, or 13%, reduction in pre-tax operating earnings of our international operations for the six months ended June 30, 2016, as compared to an estimated $18.7 million, or 12%, reduction for the six months ended June 30, 2015.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $1,095.1 million and $1,190.5 million as of June 30, 2016 and December 31, 2015, respectively. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $380.4 million and $398.6 million as of June 30, 2016 and December 31, 2015, respectively. The notional amount of our currency forwards hedging foreign-denominated equity securities was $13.0 million and $14.9 million as of June 30, 2016 and December 31, 2015, respectively.

With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our Principal International operations had currency swaps with a notional amount of $207.5 million and $161.9 million as of June 30, 2016 and December 31, 2015, respectively. Principal International also utilized currency forwards with a notional amount of $1,046.7 million and $1,001.7 million as of June 30, 2016 and December 31, 2015, respectively.

We sometimes use derivatives to manage the foreign currency risk associated with a business combination. We had no hedges of business combinations outstanding as of June 30, 2016 or December 31, 2015. Additionally, from time to time we take measures to hedge currency risk associated with certain net equity investments in or expected cash flows from our foreign operations. We used currency forwards during 2015 to hedge certain net investments in foreign operations. Currency forwards were not used for hedging any net investments in foreign operations during 2016. We held currency forwards with a notional amount of $94.1 million and $24.0 million as of June 30, 2016 and December 31, 2015, respectively, to hedge expected future cash flows from foreign subsidiaries.

Equity Risk

Equity risk is the risk we will incur economic losses due to adverse fluctuations in common stock prices. As of June 30, 2016 and December 31, 2015, the fair value of our equity securities was $1,436.3 million and $1,307.2 million, respectively. As of June 30, 2016, we estimate that a 10% decline in the value of the equity securities would result in a decline in fair value of the equity securities of $143.6 million, as compared to a decline in fair value of the equity securities of $130.7 million as of December 31, 2015.

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

Use of Derivatives to Manage Equity Risk. We economically hedge the fixed deferred annuity and universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product’s profile or selling options to offset existing exposures. We economically hedged the GMWB exposure, which includes interest rate risk and equity risk, using futures, options and interest rate swaps with notional amounts of $978.1 million, $3,529.2 million, and $3,496.2 million, respectively, as of June 30, 2016, and notional amounts of $676.2 million, $3,284.2 million, and $3,547.2 million, respectively, as of December 31, 2015. The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

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

Our Chief Executive Officer, Daniel J. Houston, and our Chief Financial Officer, Terrance J. Lillis, have reviewed and evaluated our disclosure controls and procedures as of June 30, 2016, and have concluded that our disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents the amount of our common share purchase activity for the periods indicated.

				Maximum dollar
			Total number of	value of shares
			shares purchased	that may yet be
	Total number of	Average	as part of publicly	purchased under
	shares	price paid	announced	the programs (in
Period	purchased (1)	per share	programs	millions) (2)
January 1, 2016 — January 31, 2016	1,152	$44.97	—	$75.0
February 1, 2016 — February 29, 2016	2,240,756	$36.58	1,724,800	$412.5
March 1, 2016 — March 31, 2016	608,190	$38.88	600,631	$389.1
April 1, 2016 — April 30, 2016	604,097	$40.43	602,993	$364.7
May 1, 2016 — May 31, 2016	590,856	$42.83	590,856	$339.4
June 1, 2016 — June 30, 2016	1,279,789	$42.48	1,278,981	$285.1
Total	5,324,840		4,798,261

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

Item 6. Exhibits

Exhibit Number	Description
10.12.1	Form of Principal Financial Group, Inc. Indemnification Agreement dated as of June 9, 2016.
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Daniel J. Houston
31.2	Certification of Terrance J. Lillis
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Daniel J. Houston
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Terrance J. Lillis
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: August 3, 2016	By	/s/ Terrance J. Lillis
Terrance J. Lillis
Executive Vice President and Chief Financial Officer

Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer

Exhibit Index

Exhibit Number	Description
10.12.1	Form of Principal Financial Group, Inc. Indemnification Agreement dated as of June 9, 2016.
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Daniel J. Houston
31.2	Certification of Terrance J. Lillis
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Daniel J. Houston
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Terrance J. Lillis
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.