Form 10-K
period 2016-12-31
PRINCIPAL FINANCIAL GROUP INC
filed 2017-02-08
CIK 1126328

Use these links to rapidly review the document
PRINCIPAL FINANCIAL GROUP, INC. TABLE OF CONTENTS
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016 OR
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

        As of February 1, 2017, there were outstanding 287,476,821 shares of Common Stock, $0.01 par value per share of the Registrant.

        The aggregate market value of the shares of the Registrant's common equity held by non-affiliates of the Registrant was approximately $11.8 billion based on the closing price of $41.11 per share of Common Stock on the New York Stock Exchange on June 30, 2016.

Documents Incorporated by Reference

        The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 16, 2017, to be filed by the Registrant with the United States Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2016.

PRINCIPAL FINANCIAL GROUP, INC.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in operations and financial results and the business and the products of the Registrant and its subsidiaries, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance.

        Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties. Those risks and uncertainties include, but are not limited to, the risk factors listed in Item 1A. "Risk Factors."

PART I

Item 1.    Business

        Principal Financial Group, Inc. ("PFG") is a leader in global investment management offering businesses, individuals and institutional clients a wide range of financial products and services, including retirement, asset management and insurance through our diverse family of financial services companies. We had $591.6 billion in assets under management ("AUM") and approximately 22.1 million customers worldwide as of December 31, 2016.

        Our global asset management businesses serve a broad range of investors in 76 countries through offices in 19 countries, including in the major financial centers worldwide. We provide long-term investment strategies to institutional, retirement, high net worth and retail clients by offering a range of capabilities including equity, fixed income, real estate and other alternative investments, as well as fund offerings.

        In the U.S., we primarily focus on small and medium-sized businesses, which we define as companies with fewer than 1,000 employees, by offering a broad array of retirement and employee benefit solutions and individual insurance solutions to meet the needs of the business owner and their employees. We are a leading provider of corporate defined contribution plans. We are also a leading employee stock ownership plan consultant. In addition, we are a leading provider of nonqualified plans, defined benefit plans and plan termination annuities. We are also one of the largest providers of specialty benefits insurance product solutions. We believe small and medium-sized businesses are an underserved market, offering attractive growth opportunities in the retirement and employee benefit markets.

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

Retirement and Income Solutions Segment

        Our asset accumulation activities in the U.S. date back to the 1940s when we first began providing pension plan products and services. We now offer a comprehensive portfolio of products and services for retirement savings and retirement income:

  •
  To businesses of all sizes with a concentration on small and medium-sized businesses, we offer products and services for defined contribution plans, including 401(k) and 403(b) plans, defined benefit pension plans, nonqualified executive benefit plans, employee stock ownership plan ("ESOP") services and full service payout services. For more basic retirement services, we offer SIMPLE Individual Retirement Accounts ("IRA") and payroll deduction plans;

  •
  To large institutional clients, we also offer investment only products, including investment only guaranteed investment contracts ("GICs"); and

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

        As of December 31, 2016, we provided full service accumulation products to (a) over 35,900 defined contribution plans, of which over 30,900 were 401(k) plans, including $134.3 billion in assets and covering 4.6 million eligible plan participants, and (b) to over 2,100 defined benefit plans, including $19.3 billion in assets and covering over 306,400 eligible plan participants. As of December 31, 2016, approximately 56% of our full service accumulation account values were managed by our Principal Global Investors segment. Third party asset managers provide asset management services with respect to the remaining assets. As it relates to our full service accumulation account values, 28% were managed entirely by the third party asset managers that were not under contract to sub-advise a PFG product, 9% were sub-advised and 7% represented employer securities.

Markets and Distribution

        We offer our full service accumulation products and services to plans, including qualified and nonqualified defined contribution plans and defined benefit plans. Our primary target market is plans sponsored by small and medium-sized businesses, which we believe remains under-penetrated. According to Retirement Resources, Inc., in 2015, only 24% of businesses with between 10 and 49 employees, 51% of businesses with between 50 and 99 employees, 61% of businesses with between 100 and 249 employees and 73% of businesses with between 250 and 499 employees offered a 401(k) plan. The same study indicates that 81% of employers with between 500 and 999 employees, 95% of employers with between 1,000 and 4,999 employees and 95% of employers with 5,000 or more employees offered a 401(k) plan in 2015.

        We distribute our full service accumulation products and services nationally, primarily through a captive retirement services sales force. As of December 31, 2016, 108 retirement services sales representatives in 41 offices, operating as a wholesale distribution network, maintained relationships with over 16,000 independent advisors, consultants and agents. Retirement services sales representatives are an integral part of the sales process alongside the referring consultant or independent advisor. We compensate retirement services sales representatives through a blend of salary and production-based incentives, while we pay independent advisors, consultants and agents a commission or fee.

        As of December 31, 2016, we had a separate staff of over 260 service and education specialists located in the sales offices. These specialists play a key role in the ongoing servicing of plans by providing local services to our customers, such as reviewing plan performance, investment options and plan design; communicating the customers' needs and feedback to us and helping employees understand the benefits of their plans. The following summarizes our distribution channels:

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

Products

        Our individual variable deferred annuities provide customers with the flexibility to allocate their deposits to mutual funds managed by the Principal Global Investors segment or unaffiliated third party asset managers. As of December 31, 2016, 92% of our $9.4 billion in variable annuity account balances was allocated to mutual funds managed by the Principal Global Investors segment and our guaranteed option. The remaining 8% was allocated to mutual funds managed by unaffiliated third party asset managers. Generally speaking, the customers bear the investment risk for the variable options and have the right to allocate their assets among various separate mutual funds. The value of the annuity fluctuates in accordance with the experience of the mutual funds chosen by the customer. Customers have the option to allocate all or a portion of their account to our guaranteed option, in which case we credit interest at rates we determine, subject to contractual minimums.

        Customers may elect a living benefit guarantee (commonly known in the industry as a guaranteed minimum withdrawal benefit, or "GMWB"). We bear the GMWB investment risk. Our goal is to hedge the GMWB investment risk through the use of sophisticated risk management techniques. As of December 31, 2016, $6.3 billion of the $9.0 billion of variable annuity separate account values had the GMWB rider. Our major source of revenue from variable annuities is mortality and expense fees we charge to the customer, generally determined as a percentage of the market value of the assets held in a separate investment sub-account. Account balances of variable annuity contracts with the GMWB rider were invested in separate account investment options as follows:

	December 31, 2016	December 31, 2015
	(in millions)
Balanced funds	$5,898.2	$5,403.1
Equity funds	258.6	292.7
Bond funds	138.5	163.0
Money market funds	3.8	6.3
Specialty funds	1.2	1.4

Total	$6,300.3	$5,866.5

Percent of total variable annuity separate account values	70%	68%

Markets and Distribution

        Our target markets for individual variable annuities include owners, executives and employees of small and medium-sized businesses and individuals seeking to accumulate and/or eventually receive distributions of assets for retirement. We market variable annuities to individuals for both qualified and nonqualified retirement savings.

        We sell our individual variable annuity products through our affiliated financial representatives, who accounted for 96%, 95% and 93% of annuity sales for the years ended December 31, 2016, 2015 and 2014, respectively. The remaining sales were made through banks, brokerage general agencies, mutual fund companies, Principal Connection and unaffiliated broker-dealer firms. Principal Connection is our direct response distribution channel for retail financial services products to individuals. Principal Connection's services are available over the phone, on the internet or by mail. Affiliated financial representatives continued to be the primary distribution channel of our variable deferred annuities.

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

        We sell our individual fixed annuity products through our affiliated financial representatives, who accounted for 7%, 6% and 11% of annuity sales for the years ended December 31, 2016, 2015 and 2014, respectively. The remaining sales were made through banks, brokerage general agencies, mutual fund companies, Principal Connection and unaffiliated broker-dealer firms. The majority of overall annuity sales, however, were from non-affiliated distribution channels, as a result of focused efforts to increase fixed annuity sales through these channels.

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

Markets and Distribution

        We issue GICs and funding agreements primarily to plan sponsors and other institutions. We also offer GICs as part of our full service accumulation products. We issue our GICs primarily to tax-qualified retirement plans. We sell our funding agreements directly to institutions that may or may not be pension funds and unconsolidated special purpose vehicles domiciled either in the U.S. or offshore for funding agreement-backed note programs. The funding agreements issued as part of these funding agreement-backed note programs work by having investors purchase debt obligations from the special purpose vehicle which, in turn, purchases the funding agreement from us with terms similar to those of the debt obligations. The strength of this market is dependent on debt capital market conditions. As a result, our sales through this channel can vary widely from one quarter to another. The special purpose vehicle issues the funding agreement-backed notes to U.S. and foreign institutional investors.

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

        Since premium received from full service payout products is generally in the form of single payments, the level of premiums can fluctuate depending on the number of large-scale annuity sales in a particular quarter. The Principal Global Investors segment manages the assets supporting full service payout account values.

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

Banking Services

        IRAs are provided by Principal Bank, primarily funded by retirement savings rolled over from qualified retirement plans. Principal Bank is a federal savings bank that formed in February 1998. As of December 31, 2016, Principal Bank had nearly 348,000 customers and approximately $2.4 billion in assets. Principal Bank operates under a limited purpose charter and may only accept deposits held in a fiduciary capacity, may not hold demand deposits or own commercial loans and cannot originate loans.

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

Principal Global Investors Segment

        Our Principal Global Investors segment manages assets for sophisticated investors around the world, using a multi-boutique strategy that provides diverse investment capabilities including equity, fixed income, real estate and other alternative investments. We also have experience in asset allocation, stable value management and other structured investment strategies. We focus on providing services to our other segments in addition to our retail mutual fund and third party institutional clients. We maintain offices in Australia, Brazil, China, Germany, Hong Kong, Japan, the Netherlands, Singapore, Switzerland, the United Arab Emirates, the United Kingdom and the United States.

        We deliver our products and services through our network of specialized investment groups and boutiques including Principal Global Equities; Principal Global Fixed Income; Aligned Investors; Principal Real Estate Investors, LLC; Principal Enterprise Capital, LLC; Spectrum Asset Management, Inc.; Post Advisory Group, LLC; Columbus Circle Investors; Edge Asset Management, Inc.; Morley Financial Services, Inc.; Macro Currency Group; Finisterre Capital LLP; Origin Asset Management LLP; and Principal Portfolio Strategies. As of December 31, 2016, Principal Global Investors and its boutiques managed $390.5 billion in assets.

        We have been providing mutual funds to customers since 1969. We offer mutual funds to individuals, businesses and institutional investors for use within variable life contracts, variable annuity contracts and employer-sponsored pension plans; as a rollover investment option and for general investment purposes. We plan to grow into a top advisor-sold mutual fund company with a sales force focused on multiple channels. As of December 31, 2016, as reported by the Strategic Insight, we are ranked 14th according to AUM (long-term funds) of the intermediary sold mutual fund companies.

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

        Equity Investments.    As of December 31, 2016, Principal Global Equities, Aligned Investors and Principal Real Estate Investors, LLC along with Columbus Circle Investors, Edge Asset Management, Inc. and Origin Asset Management LLP managed $143.1 billion in global equity assets. Our equity capabilities encompass large-cap stocks, mid-cap stocks, small-cap stocks and real estate investment trusts in developed and emerging markets worldwide.

        Fixed Income Investments.    As of December 31, 2016, Principal Global Fixed Income and Principal Real Estate Investors,  LLC along with Spectrum Asset Management, Inc.; Post Advisory Group, LLC; Edge Asset Management, Inc. and Morley Financial Services, Inc. managed $184.3 billion in global fixed income assets. Collectively, our experience in fixed income management spans multiple economic and credit market cycles and encompasses all major fixed income sectors, including commercial mortgage-backed securities ("CMBS"), and security types. Our research and risk management capabilities in worldwide debt markets provide a strong foundation for broadly diversified "multi-sector" portfolios, tailored to specific client objectives.

        Alternative Investments.    We offer products and services through other alternative asset classes including managing private real estate equity, commercial mortgages and bridge/mezzanine loans through Principal Real Estate Investors, LLC; managing real estate operating companies through Principal Enterprise Capital, LLC; managing currency mandates through our Macro Currency Group boutique and managing hedge fund mandates through the Finisterre Capital LLP and Columbus Circle Investors boutiques. As of December 31, 2016, we managed $59.1 billion in alternative asset classes.

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

        Principal Funds, Inc.    PFI is a series mutual fund that, as of December 31, 2016, offered 84 investment options for defined contribution plans, individuals, institutional investors, adviser fee-based programs, and other retirement plan clients. We report the results for this fund in the Retirement and Income Solutions segment or Principal Global Investors segment based on the distribution channel associated with the AUM.

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

Markets and Distribution

        Our products and services are distributed through various channels to reach and meet the needs of a broad investor base. We distribute our services through institutional and retail sales representatives, relationship management, and client service professionals who work with consultants and directly with investors to acquire and retain institutional clients, retail clients and other investors. We also maintain relationships with independent broker-dealers to distribute our products and services, maintaining relationships with over 61,000 independent brokers, consultants and agents. As of December 31, 2016, Principal Global Investors and its boutiques had 869 third party institutional clients in 42 countries with $130.6 billion of AUM.

Principal International Segment

        Our Principal International segment has operations in Latin America and Asia. We focus on locations with growing middle classes, favorable demographics and increasing long-term savings, ideally with defined contribution retirement markets. We entered these locations through acquisitions, start-up operations and joint ventures.

        The activities of our Principal International segment reflect our efforts to accelerate the growth of our AUM by capitalizing on the international trend toward private sector defined contribution pension systems and individual long-term savings. We offer pension accumulation products and services, mutual funds, asset management, income annuities and life insurance accumulation products.

Markets, Products and Distribution

Latin America

        Brazil.    We offer pension accumulation and income annuity products through a co-managed joint venture, Brasilprev Seguros e Previdencia S.A. ("Brasilprev"). We owned 25% of the economic interest and 50.01% of the voting shares as of December 31, 2016. The partner is Banco do Brasil ("Banco"), which had approximately 5,400 Brazilian branches as of September 30, 2016.

        Brasilprev has the exclusive distribution rights of its pension accumulation and income annuity products through the Banco network until October 2032. Our joint venture provides products for the retirement needs of individuals and employers. Banco's employees sell these products directly to individual clients through its bank branches. In addition, our joint venture reaches corporate clients through two wholesale distribution channels: (1) a network of independent brokers who sell to the public and (2) Banco's corporate account executives who sell to existing and prospective corporate clients.

        We offer mutual fund and asset management services through Claritas Administração de Recursos Ltda. ("Claritas"), our wholly owned Brazilian mutual fund and asset management company. The company manages equity funds, balanced funds, managed accounts and other strategies for affluent clients and institutions and sells through its multi-channel distribution network.

        Chile.    We offer a complete array of pension accumulation and income annuity products. We also offer mutual fund, asset management services and life insurance accumulation products.

        We offer mandatory employee-funded pension and voluntary savings plans through Administradora de Fondos de Pensiones Cuprum S.A. ("Cuprum"). We owned 97.97% of Cuprum as of December 31, 2016, and the rest is publicly floated. Cuprum's products are sold through a proprietary sales network of approximately 920 sales employees as of December 31, 2016.

        We offer income annuity and life insurance accumulation products through Principal Compañía de Seguros de Vida Chile S.A., our wholly owned life insurance company. The annuity products are distributed through a network of brokers and independent agents. Life insurance accumulation products are also offered to individuals through brokers and financial advisors.

        We offer voluntary savings plans and mutual funds through Principal Administradora General de Fondos S.A., our wholly owned mutual fund company. Products are distributed to retail clients through our proprietary sales force, financial advisors, brokerage houses and alliances with financial institutions.

        We offer asset management services through Principal Asset Management Chile S.A. This wholly owned company sells its products through a proprietary sales force.

        Mexico.    We offer pension accumulation, mutual funds, income annuities and asset management services through our wholly owned companies.

        We offer mandatory pension plans through Principal Afore, S.A. de C.V., Principal Grupo Financiero. We manage and administer individual retirement accounts under the mandatory privatized social security system for all employees in Mexico. As of December 31, 2016, we had approximately 2.8 million individual retirement accounts. We distribute products and services through a proprietary sales force of approximately 450 sales representatives as of December 31, 2016, as well as independent brokers who sell directly to individuals. In addition, we have an agreement for the exclusive distribution of Principal Afore's products through HSBC Bank's extensive network in Mexico through September 2017.

        We offer mutual funds and asset management services through Principal Fondos de Inversión, S.A. de C.V., Operadora de Fondos de Inversión, Principal Grupo Financiero. We distribute products and services through a sales force of approximately 110 employees as of December 31, 2016, and through distribution agreements with other financial entities. We offer both domestic and international products, typically sold directly to clients.

        We also administer previously sold income annuities and life products.

Asia

        China.    We offer mutual funds and asset management services to individuals and institutions through a joint venture, CCB Principal Asset Management Co., Ltd. We owned 25% and China Construction Bank ("CCB") is the majority partner with 65% ownership as of December 31, 2016. CCB provides widespread distribution support for the joint venture via its extensive network of approximately 15,000 branch outlets as of December 31, 2015, and brand awareness.

        Hong Kong SAR.    We offer both pension saving and mutual fund products to corporate and retail clients through wholly owned companies.

        We offer two types of pension saving schemes, Mandatory Provident Fund ("MPF") and Occupational Retirement Schemes Ordinance ("ORSO"). We distribute products through a proprietary sales force that maintains relationships with third party intermediaries such as insurance companies, independent financial advisors, brokers and employee benefit consultants. In addition, we have an agreement for the exclusive distribution of pension products through AXA's extensive agency network in Hong Kong through 2030. We also target individual account holders who have changed jobs or are looking to consolidate their retirement accounts. We serviced approximately 570,000 accounts as of December 31, 2016.

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

        India.    We offer mutual funds and asset management services to both retail and corporate customers through our joint venture Principal Pnb Asset Management Company Private Limited. We owned 78.6% as of December 31, 2016, and the partner is Punjab National Bank, a large Indian commercial bank with a network of approximately 6,800 branches as of June 30, 2016. Mutual funds are sold through bank branches, proprietary sales offices, independent distributors and direct sales.

        We also have a proprietary distribution company, Principal Retirement Advisors Private Limited, that focuses on promoting and advising on retirement and long-term investment products in the India market.

        Southeast Asia.    We offer mutual funds, asset management services and pension accumulation products through our joint venture CIMB-Principal Asset Management Berhad ("CPAM"). We owned 40% in CIMB-Principal and 50% in CIMB Principal Islamic as of December 31, 2016, and the partner is CIMB Group, which has a strong presence in many Asian countries. CPAM also manages a significant amount of institutional asset mandates.

        CPAM has wholly owned subsidiaries in Singapore (CIMB-Principal Asset Management (S) Pte. Ltd.), Indonesia (PT CIMB-Principal Asset Management) and Thailand (CIMB-Principal Asset Management Company Limited).

        CPAM distributes conventional and Islamic mutual funds through the branches of its partner bank (approximately 1,000 bank branches throughout Malaysia, Indonesia, Thailand and Singapore) and through an agency sales force of approximately 6,000 agents selling to retail customers as of December 31, 2016. CPAM also distributes its mutual funds through third party institutions including other banks and security houses.

U.S. Insurance Solutions Segment

        Our U.S. Insurance Solutions segment offers group and individual insurance solutions. We focus on providing comprehensive insurance solutions for small and medium-sized businesses and their owners and executives. We organize our operations into two divisions: Specialty Benefits Insurance and Individual Life Insurance. However, we share key resources in our core areas such as strategic leadership, distribution and marketing.

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

Products and Services

        Group Dental and Vision Insurance.    We began selling group dental and vision insurance in the late 1960s. Our plans provide partial reimbursement for dental and vision expenses. As of December 31, 2016, we had over 48,000 group dental and vision insurance policies in force covering nearly 1.3 million employee lives. According to Life Insurance and Market Research Association ("LIMRA"), we were the 7th largest group dental insurer in terms of number of contracts/employer groups in force in 2015. In addition to indemnity and preferred provider organization dental offered on both an employer paid and voluntary basis, we offer a prepaid dental plan in Arizona through our Employers Dental Services, Inc. subsidiary. We also offer a discount dental product nationally. Our indemnity vision product and our managed care vision product are offered on both an employer paid and voluntary basis.

        Group Life Insurance.    Group life insurance was one of our first group products beginning in the early 1940s. Our group life insurance provides coverage to employees and their dependents for a specified period. As of December 31, 2016, we had nearly 57,000 group policies providing $140 billion of group life insurance in force to approximately 2.3 million employee lives. According to LIMRA, in 2015 we were ranked 3rd in the U.S. in terms of the number of group life insurance contracts in force. We currently sell traditional group life insurance that does not provide for accumulation of cash values on both an employer paid and voluntary basis. Our group life insurance business remains focused on the traditional, annually renewable term product. Group term life and group universal life accounted for 98% and 2%, respectively, of our total group life insurance in force as of December 31, 2016. We no longer market group universal life insurance to new employer groups.

        Group Disability Insurance.    Group disability insurance has also been sold since the early 1940s. Our group disability insurance provides a benefit to insured employees who become disabled. In most instances, this benefit is in the form of a monthly income. Our group disability products include both short-term and long-term disability, offered on both an employer paid and voluntary basis. As of December 31, 2016, long-term disability represented 62% of total group disability premium, while short-term disability represented 38% of total group disability premium. In addition, we provide disability management services, also called rehabilitation services, to assist individuals in returning to work as quickly as possible following disability. We also work with disability claimants to improve the approval rate of Social Security benefits, thereby reducing payment of benefits by the amount of Social Security payments received. As of December 31, 2016, we served approximately 1.8 million employee lives through more than 43,000 contracts. According to LIMRA, our group short-term disability business was ranked 5th and our group long-term disability business was ranked 4th in the U.S. as of December 31, 2015, in terms of number of contracts/employer groups in force. We also offer voluntary critical illness insurance, which provides a lump-sum cash benefit to pay for additional expenses associated with the five most common critical illnesses.

        Individual Disability Insurance.    Individual disability insurance has been sold since the early 1950s. Our individual disability insurance products provide income protection to the insured member and/or business in the event of disability. In most instances, this benefit is in the form of a monthly income. In addition to income replacement, we offer products to pay business-related costs such as overhead expenses for a disabled business owner, buy-out costs for business owners purchasing a disabled owner's interest in the business, expenditures for replacement of a key person and business loan payments. We also offer a product to protect retirement savings in the event of disability. As of December 31, 2016, we served approximately 184,000 individual disability policyholders. According to LIMRA, our individual disability business was ranked 5th in the U.S. in terms of premium in force in the non-cancellable segment of the market and 5th overall, as of December 31, 2015.

        Fee-for-Service.    We offer administration of group dental, disability and vision benefits on a fee-for-service basis.

Individual Life Insurance

        We began as an individual life insurer in 1879 when we began selling traditional life insurance products to individuals. We now specialize in providing solutions for small to medium-sized companies to protect against risk and loss, assist with succession planning and wealth transfer and to build and protect wealth for retirement. We also provide solutions to meet the personal needs of business owners, executives and affluent individuals. Our U.S. operations administered approximately 588,000 individual life insurance policies with over $295 billion of individual life insurance in force as of December 31, 2016.

Products and Services

        Our Business Owner and Executive Solutions platform as well as our nonqualified deferred compensation offering combines administration and consulting to service our clients' needs. We target the business and personal insurance needs of owners and executives of small and medium-sized businesses with an increasing focus on providing insurance solutions for nonqualified executive benefits. In addition, we market our products to meet traditional retail insurance needs. We offer a variety of individual life insurance products, including universal life insurance, variable universal life insurance and traditional life insurance.

        Universal and Variable Universal Life Insurance.    Universal and variable universal life insurance products offer the policyholder the option of adjusting both the premium and the death benefit amounts of the insurance contract. Universal life insurance typically includes a cash value account that accumulates at a credited interest rate based on the investment returns of the block of business. Variable universal life insurance is credited with the investment returns of the various investment options selected. For the year ended December 31, 2016, 61% of individual life insurance annualized first year premium sales were generated from universal and variable universal life insurance products. Universal and variable universal life insurance represented 29% of individual life insurance in force as of December 31, 2016.

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

        Traditional Life Insurance.    Traditional life insurance includes participating whole life, adjustable life products and non-participating term life insurance products. Participating products and non-participating term life insurance products represented 39% of our individual life insurance annualized first year premium sales for the year ended December 31, 2016, and 71% of individual life insurance in force as of December 31, 2016. Adjustable life insurance products provide a guaranteed benefit in return for the payment of a fixed premium and allow the policyholder to set the coverage period, premium and face amount combination. Term insurance products provide a guaranteed death benefit for a specified period of time in return for the payment of a fixed premium. Policyholder dividends are not paid on term insurance.

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

        The group insurance market continues to see a shift to voluntary/worksite products due to various pressures on employers. In keeping with this market change, which shifts the funding of such products from the employer to the employee, we continue to place an enhanced focus on our voluntary benefits platform. We believe the voluntary/worksite market presents growth opportunities and we will continue to develop strategies to capitalize on this expanding market.

        As of December 31, 2016, we had 130 sales representatives and 149 service representatives in 28 local markets. Our sales representatives accounted for 98% of our group insurance sales for the year ended December 31, 2016. The service representatives play a key role in servicing the case by providing local, responsive services to our customers and their brokers, such as renewing contracts, revising plans, solving administrative issues and communicating the customers' needs and feedback to us.

        We sell our individual life and individual disability income products in all 50 states and the District of Columbia, primarily targeting owners and executives of small and medium-sized businesses. Small and medium-sized business sales represented 52% of individual life sales and 62% of individual disability sales for the year ended December 31, 2016. Much of our life insurance sales efforts focus on the Business Owner and Executive Solutions market. This strategy offers solutions to address business owner financial challenges such as exiting the business, business transition, retaining key employees and retirement planning. Key employees also have needs to supplement retirement income, survivor income, and business protection. We believe the Business Owner and Executive Solutions segment offers growth opportunities and we will continue to develop strategies to capitalize on this expanding market.

        We distribute our individual life and individual disability insurance products through our affiliated financial representatives and independent brokers, as well as other marketing and distribution alliances. Affiliated financial representatives were responsible for 23% of individual life insurance sales based on first year annualized premium and 14% of individual disability sales for the year ended December 31, 2016. We had 1,161 affiliated financial representatives in 33 offices as of December 31, 2016. Although they are independent contractors, we have a close tie with affiliated financial representatives and we offer them benefits, training and access to tools and expertise. To meet the needs of the various marketing channels, particularly the independent brokers, we employ wholesale distributors — Regional Vice Presidents for individual life and Regional Vice Presidents for individual disability. A key differentiator in the nonqualified executive benefit sale is our Regional Vice Presidents-Nonqualified Plans, who are not only wholesalers but also consultants and subject-matter experts providing point-of-sale support in closing cases.

Corporate Segment

        During fourth quarter 2016, we decided to move long-term care, a business we exited and fully reinsured in 1997, from the U.S. Insurance Solutions segment to the Corporate segment to align it with the management of other exited businesses in the Corporate segment. This change has been applied retrospectively to our segment financial information but did not impact our consolidated financial statements.

        Our Corporate segment manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate segment primarily reflect our financing activities (including financing costs and preferred stock dividends), income on capital not allocated to other segments, inter-segment eliminations, income tax risks and certain income, expenses and other adjustments not allocated to the segments based on the nature of such items. Results of Principal Securities, Inc., our retail broker-dealer and registered investment advisor, and our exited group medical and long-term care insurance businesses are reported in this segment.

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

        Principal Life and Principal National Life Insurance Company ("PNLIC") have been assigned the following insurer financial strength ratings:

Rating Agency	Financial Strength Rating	Rating Structure
A.M. Best Company, Inc.	A+ ("Superior") with a stable outlook	Second highest of 13 rating levels
Fitch Ratings Ltd.	AA- ("Very Strong") with a stable outlook	Fourth highest of 19 rating levels
Moody's Investors Service	A1 ("Good") with a stable outlook	Fifth highest of 21 rating levels
S&P Global	A+ ("Strong") with a stable outlook	Fifth highest of 20 rating levels

        A.M. Best's ratings for insurance companies range from "A++" to "S". A.M. Best indicates that "A++" and "A+" ratings are assigned to those companies that in A.M. Best's opinion have superior ability to meet ongoing insurance obligations. Fitch's ratings for insurance companies range from "AAA" to "C". Fitch "AA" ratings indicate very strong capacity to meet policyholder and contract obligations. Moody's Investors Service ("Moody's") ratings for insurance companies range from "Aaa" to "C". Moody's indicates that "A" ratings are assigned to those companies that offer good financial security. S&P Global's ("S&P") ratings for insurance companies range from "AAA" to "NR". S&P indicates that "A" ratings are assigned to those companies that have strong financial security characteristics. In evaluating a company's financial and operating performance, these rating agencies review its profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its policy reserves, the soundness of its risk management programs, the experience and competency of its management and other factors.

        A.M. Best, Moody's and Fitch have all changed their outlook on the U.S. life insurance sector to 'negative' from 'stable' in 2016. Continued low interest rates, an uncertain regulatory environment, exposure to asset management and international risks and low domestic growth are pressuring the sector.

        S&P is the only rating agency to maintain a 'stable' outlook on the U.S. life insurance sector. S&P's view is that continued low interest rates will pressure insurers' bottom lines, but strong capitalization will offset the credit quality impact.

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

U.S. Insurance Regulation

        We are subject to the insurance holding company laws in the states where our insurance companies are domiciled. Principal Life and PNLIC are domiciled in Iowa and their principal insurance regulatory authority is the Insurance Division of the Department of Commerce of the State of Iowa. Our other U.S. insurance companies are principally regulated by the insurance departments of the states in which they are domiciled. These laws generally require each insurance company directly or indirectly owned by the holding company to register with the insurance department in the insurance company's state of domicile and to furnish financial and other information about the operations of the companies within the holding company system. Transactions affecting the insurers in the holding company system must be fair and at arm's length. Most states have insurance laws that require regulatory approval of a direct or indirect change in control of an insurer or an insurer's holding company and laws that require prior notification of state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state.

        Annually, our U.S. insurance companies must submit an opinion from a board-appointed qualified actuary to state insurance regulators, where licensed, on whether the statutory assets held backing statutory reserves are sufficient to meet contractual obligations and related expenses of the insurer. If such an opinion cannot be rendered noting the sufficiency of assets, the insurance company must set up additional statutory reserves drawing from available statutory surplus until such an opinion can be given.

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

        In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners ("NAIC") has established risk-based capital standards. The standards require life insurers to submit a report to state regulators on an annual basis regarding their risk-based capital based upon four categories of risk: asset risk, insurance risk, interest rate risk and business risk. As of December 31, 2016, the statutory surplus of each of our U.S. life insurance companies exceeded the minimum risk-based capital requirements.

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

        We also have entities that are registered as investment advisers with the SEC under the Investment Advisers Act of 1940.

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

        Enterprise risk management helps us to manage risk to meet our customer obligations, satisfy regulatory requirements, adequately provide for contingencies in case of stress, optimize shareholder returns, support our core values and maintain our reputation.

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

Employees

        As of December 31, 2016, we had 14,854 employees. None of our employees are subject to collective bargaining agreements except a group of employees within our Cuprum organization in Chile. We believe that our employee relations are satisfactory.

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

        Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, investor and consumer confidence, foreign currency exchange rates and inflation levels all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment, negative investor sentiment and lower consumer spending, the demand for our financial and insurance products could be adversely affected. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. In addition, reductions in employment levels of our existing employer customers may result in a reduction in membership levels and premium income for our specialty benefits products. Participants within the retirement plans for which we provide administrative services may elect to reduce or stop their payroll deferrals to these plans, which would reduce AUM and revenues. In addition, reductions in employment levels may result in a decline in employee deposits into retirement plans. Adverse changes in the economy could affect net income negatively and could have a material adverse effect on our business, results of operations and financial condition.

        An economic downturn may also lead to weakening of foreign currencies against the U.S. dollar, which would adversely affect the translation of segment pre-tax operating earnings and equity of our international operations into our consolidated financial statements. For further discussion on foreign currency exchange risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk."

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

        In recent years, interest rates have remained at or near historically low levels. During periods of declining interest rates or sustained low interest rates, the interest rates we earn on our assets may be lower than the rates assumed in pricing our products, thereby reducing our profitability. For some of our products, such as GICs and funding agreements, we are unable to lower the rate we credit to customers in response to the lower return we will earn on our investments. In addition, guaranteed minimum interest rates on our life insurance and annuity products may constrain our ability to lower the rate we credit to customers. If interest rates remain low over a sustained period of time, this may result in increases in our reserves and true-ups or unlocking of our deferred acquisition cost ("DAC") asset and other actuarial balances. During periods of declining interest rates, borrowers may prepay or redeem mortgages and bonds that we own, which would force us to reinvest the proceeds at lower interest rates. Furthermore, declining interest rates may reduce the rate of policyholder surrenders and withdrawals on our life insurance and annuity products, thus increasing the duration of the liabilities and creating asset and liability duration mismatches. Low interest rates may also increase the cost of hedging our GMWB rider. Declining interest rates or a sustained low interest rate environment may also result in changes to the discount rate used for valuing our pension and other postretirement benefit ("OPEB") obligations, which could negatively impact our results of operations and financial condition. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates and a prolonged period of low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.

        Increases in market interest rates may also adversely affect our results of operations, financial condition, and liquidity. During periods of increasing market interest rates, we may offer higher crediting rates on our insurance and annuity products in order to keep these products competitive. Because returns on our portfolio of invested assets may not increase as quickly as current interest rates, we may have to accept lower spreads, thus reducing our profitability. Rapidly rising interest rates may also result in an increase in policy surrenders, withdrawals and requests for policy loans as customers seek to achieve higher returns. In addition, rising interest rates would cause a decrease in the value of financial assets held at fair value on our consolidated statements of financial position. Despite our efforts to reduce the impact of rising interest rates, we may be required to sell assets to raise the cash necessary to respond to an increase in surrenders, withdrawals and loans, thereby realizing capital losses on the assets sold. An increase in policy surrenders and withdrawals may also require us to accelerate amortization of our DAC asset relating to these products, which would further reduce our profitability. Rising interest rates may also cause a decline in the value of the fixed income assets we manage, resulting in a reduction in our fee revenue in the short term. In addition, a significant increase in interest rates may cause a reduction in the fair value of intangible assets in our reporting units, potentially leading to an impairment of goodwill or other intangible assets.

        For discussion about interest rate risk management, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk."

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

        We are subject to the risk that the issuers of the fixed maturities we own will default on principal and interest payments. As of December 31, 2016, our U.S. investment operations held $51.6 billion of fixed maturities, or 75% of total U.S. invested assets, of which approximately 7% were below investment grade, including $228.9 million, or 0.44% of our total fixed maturities that we classified as either "problem," "potential problem" or "restructured." See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — Fixed Maturities."

        Approximately $1.1 billion of our U.S. commercial mortgage-backed securities are scheduled to mature in 2017. We may be exposed to losses if borrowers in the underlying mortgages are unable to repay their loans at the time of maturity. Several mitigating factors have resulted in strong refinancing rates in 2014-2016. These factors include low interest rates, improving real estate fundamentals, and the availability of capital from the new issues and high yield debt markets. However, refinancing risks could increase over the next year if we experience high interest rates that are not supported by commensurate economic growth or a slowdown in the economy that results in lower income growth and a decline in property values.

        As of December 31, 2016, the international investment operations of our fully consolidated subsidiaries held $3.7 billion of fixed maturities, or 52%, of total international invested assets, of which 13% are government bonds. Some non-government bonds have been rated on the basis of the issuer's country credit rating. However, the ratings relationship between national ratings and global ratings is not linear with the U.S. The starting point for national ratings differs by country, which makes the assessment of credit quality more difficult. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — International Investment Operations." An increase in defaults on our fixed maturities portfolio could harm our financial strength and reduce our profitability.

  An increased rate of delinquency and defaults on our commercial mortgage loans, including balloon maturities with and without amortizing payments, may adversely affect our profitability.

        Our commercial mortgage loan portfolio faces both delinquency and default risk. Commercial mortgage loans of $12.0 billion represented 16% of our total invested assets as of December 31, 2016. As of December 31, 2016, there were no loans in the process of foreclosure in our commercial mortgage loan portfolio. The performance of our commercial mortgage loan investments, however, may fluctuate in the future. An increase in the delinquency rate of, and defaults under, our commercial mortgage loan portfolio could harm our financial strength and decrease our profitability.

        As of December 31, 2016, approximately $9.9 billion, or 82%, of our U.S. investment operations commercial mortgage loans before valuation allowance had balloon payment maturities. A balloon maturity is a loan with all or a meaningful portion of the loan amount due at the maturity of the loan. The default rate on commercial mortgage loans with balloon payment maturities has historically been higher than for commercial mortgage loans with a fully amortizing loan structure. Since a significant portion of the principal is repaid at maturity, the amount of loss on a default is generally greater than fully amortizing commercial mortgage loans. An increase in defaults on balloon maturity loans as a result of the foregoing factors could harm our financial strength and decrease our profitability.

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

        We hold certain investments that may be less liquid, such as privately placed fixed maturities, mortgage loans and real estate investments. These asset classes represented approximately 40% of the value of our invested assets as of December 31, 2016.

        If we require significant amounts of cash on short notice, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize or both. The reported value of our relatively illiquid types of investments, our investments in the asset classes described above and, at times, our high quality, generally liquid asset classes, do not necessarily reflect the lowest possible price for the asset. If we were forced to sell certain of our assets in the current market, there can be no assurance we will be able to sell them for the prices at which we have recorded them and we may be forced to sell them at significantly lower prices.

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

        Commercial mortgage lending in the state of California accounted for 18%, or $2.2 billion, of our U.S. investment operations commercial mortgage loan portfolio before valuation allowance as of December 31, 2016. Due to this concentration of commercial mortgage loans in California, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to catastrophes, such as earthquakes, that may affect the region. While we generally do not require earthquake insurance for properties on which we make commercial mortgage loans, we do take into account property specific engineering reports, construction type and geographical concentration by fault lines in our investment underwriting guidelines. If economic conditions in California deteriorate or catastrophes occur, we may in the future experience delinquencies or defaults on the portion of our commercial mortgage loan portfolio located in California, which may harm our financial strength and reduce our profitability.

  Gross unrealized losses may be realized or result in future impairments, resulting in a reduction in our net income.

        Fixed maturities that are classified as available-for-sale ("AFS") are reported on the consolidated statements of financial position at fair value. Unrealized gains or losses on AFS securities are recognized as a component of accumulated other comprehensive income ("AOCI") and are, therefore, excluded from net income. Our U.S. investment operations had gross unrealized losses on fixed maturities of $0.6 billion pre-tax as of December 31, 2016, and the component of gross unrealized losses for securities trading down 20% or more for over six months was approximately $0.1 billion pre-tax. The accumulated change in fair value of the AFS securities is recognized in net income when the gain or loss is realized upon the sale of the asset or in the event that the decline in fair value is determined to be other than temporary (referred to as an other-than-temporary impairment). Realized losses or impairments may have a material adverse impact on our net income in a particular quarterly or annual period.

  Fluctuations in foreign currency exchange rates could adversely impact our profitability and financial condition.

        Principal International sells products denominated in various local currencies and generally invests the associated assets in local currencies. For diversification purposes, assets backing the products may be partially invested in non-local currencies. In our U.S. operations, we also issue foreign currency-denominated funding agreements to nonqualified investors in the institutional market or invest in foreign currency-denominated investments. The associated foreign currency exchange risk in each instance is hedged or managed to specific risk tolerances. Although our investment and hedging strategies limit the effect of currency exchange rate fluctuation on operating results, fluctuations in such rates affect the translation of the results of our international operations into our consolidated financial statements. For further discussion on foreign currency exchange risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk."

Risks relating to estimates, assumptions and valuations

Our valuation of investments and the determinations of the amount of allowances and impairments taken on our investments may include methodologies, estimations and assumptions which are subject to differing interpretations and, if changed, could materially adversely affect our results of operations or financial condition.

        Fixed maturities, equity securities and derivatives represent the majority of total cash and invested assets reported at fair value on our consolidated statements of financial position, excluding separate accounts. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Fair value estimates are made based on available market information and judgments about the financial instrument at a specific point in time. Considerable judgment is often required to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

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

        The determination of the amount of allowances and impairments vary by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments require significant judgment and are revised as conditions change and new information becomes available. Additional impairments may need to be taken or allowances provided for in the future, and the ultimate loss may exceed management's current estimate of impairment amounts.

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

        Inherent in the provision for income taxes are estimates regarding the deductibility of certain items, the timing of income and expense recognition and the current or future realization of operating losses, capital losses, certain tax credits and future enacted changes in applicable tax rates as well as the tax base. In the event these estimates differ from our prior estimates due to the receipt of new information, we may be required to significantly change the provision for income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated financial statements in the year these estimates change. A further significant decline in value of assets incorporated into our tax planning strategies could lead to an increase of our valuation allowance on deferred tax assets having an adverse effect on current and future results.

        For additional information, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Estimates — Income Taxes."

We may face losses if our actual experience differs significantly from our pricing and reserving assumptions.

        Our profitability depends significantly upon the extent to which our actual experience is consistent with the assumptions used in setting prices for our products and establishing liabilities for future insurance and annuity policy benefits and claims. The premiums we charge and the liabilities we hold for future policy benefits are based on assumptions reflecting a number of factors, including the amount of premiums we will receive in the future, rate of return on assets we purchase with premiums received, expected claims, mortality, morbidity, lapse rates and expenses. However, due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of the liabilities for unpaid policy benefits and claims, we cannot determine precisely the amounts we will ultimately pay to settle these liabilities. As a result, we may experience volatility in the level of our profitability and our reserves from period to period. To the extent that actual experience is less favorable than our underlying assumptions, we could be required to increase our liabilities, which may harm our financial strength and reduce our profitability.

        For example, if mortality or morbidity rates are higher than our pricing assumptions, we may be required to make greater claims payments on our insurance policies sooner than we had projected. However, this risk may be partially offset by our use of third party reinsurance. In addition, the mortality risk on our life insurance business may be partially offset by our payout annuity business, where an increase in mortality rates will result in a decrease in benefit payments. Concentrations of risk, by both geography and industry, may cause mortality or morbidity rates in our group insurance businesses or individual disability insurance to be higher than anticipated.

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

The pattern of amortizing our DAC asset and other actuarial balances on our universal life-type insurance contracts, participating life insurance policies and certain investment contracts may change, impacting both the level of our DAC asset and other actuarial balances and the timing of our net income.

        Amortization of our DAC asset and other actuarial balances depends on the actual and expected profits generated by the lines of business that incurred the expenses. Expected profits are dependent on assumptions regarding a number of factors including investment returns, benefit payments, expenses, mortality and policy lapse. Due to the uncertainty associated with establishing these assumptions, we cannot, with precision, determine the exact pattern of profit emergence. As a result, amortization of these balances will vary from period to period. To the extent actual experience emerges less favorably than expected or our expectation for future profits decreases, our DAC asset and other actuarial balances may be adjusted, reducing our profitability in the current period.

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

        We also may be subject to costly litigation in the event another party alleges our operations or activities infringe upon such other party's intellectual property rights. Third parties may have, or may eventually be issued, patents or other protections that could be infringed by our products, methods, processes or services or could otherwise limit our ability to offer certain product features. Any party that holds such a patent could make a claim of infringement against us. We may also be subject to claims by third parties for breach of copyright, trademark, license usage rights, or misappropriation of trade secret rights. Any such claims and any resulting litigation could result in significant liability for damages. If we were found to have infringed or misappropriated a third party patent or other intellectual property rights, we could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to our customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations and financial condition.

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

        Our insurance business is subject to comprehensive regulation and supervision throughout the U.S. and in the international markets in which we operate. We are also impacted by federal legislation and administrative policies in areas such as securities laws, employee benefit plan regulation, financial services regulations and federal and international taxation. Changes in laws or regulations or the interpretation thereof could significantly increase our compliance costs and reduce our profitability. Failure to comply with applicable regulations may expose us to significant penalties and reputational damage. The results of the recent U.S. presidential and congressional elections may increase the chance of federal legislative and regulatory changes that could have an unknown impact on the various types of regulation discussed below.

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

        The NAIC regularly reviews and updates its statutory reserve and risk-based capital requirements. Changes to these requirements may increase the amount of reserves and capital our U.S. insurance companies are required to hold and may adversely impact Principal Life's ability to pay dividends to us. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" for a discussion of regulatory restrictions on Principal Life's ability to pay us dividends. In addition, changes in statutory reserve or risk-based capital requirements may adversely impact our financial strength ratings. See the risk factor entitled "A downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition" for a discussion of risks relating to our financial strength ratings.

        State regulators are implementing a principles-based reserving ("PBR") approach for life insurance and non-variable annuity products. The PBR framework for individual life insurance will become effective beginning in 2017 and can be adopted by companies for new business at any time during a permitted three year transition period. The effective date for the group and individual annuity PBR framework is not yet known, but portions could be effective as soon as 2018. Under the PBR framework, statutory reserves would reflect a combination of company experience and prescribed assumptions and methodologies. The ultimate financial impact of the PBR framework on new business is uncertain, but it could result in higher reserves, more volatile reserves and uncertain tax treatment.

        We have implemented reinsurance transactions utilizing affiliated reinsurers and highly rated third parties to finance a portion of the reserves for our term life insurance policies and universal life insurance policies with secondary guarantees. Our ability to enter into new reserve financing transactions will continue to be dependent on the cost and forms of financing available in the market and our ability to obtain required regulatory approvals. Once life insurance PBR becomes fully effective, there may no longer be any financial advantage to pursuing the use of these affiliate reinsurance transactions for new business. For additional information regarding our use of affiliated reinsurance transactions, see Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Statutory Insurance Financial Information."

        The NAIC is working on updates to its statutory framework for variable annuities, which includes statutory reserve, capital and derivative accounting requirements. While the details of and financial impacts from these reforms are uncertain, the changes could negatively impact our profitability and capital position or create additional volatility. The NAIC could implement these reforms effective as early as 2017. In addition, the New York Department of Financial Services is considering a revision to the separate account regulations of its state. The status of these revisions is very uncertain, but if adopted, these revisions could negatively impact the ability of New York licensed insurers to issue competitive variable annuity products nationally.

        The NAIC is pursuing a variety of reforms to its risk-based capital ("RBC") framework:

  •
  One proposal includes a new component for operational risk that could be effective as early as 2017. The operational risk component could increase our RBC requirements; however, the magnitude of the increase is not yet known.

  •
  The NAIC is pursuing an update to the RBC credit risk factors for fixed income investments. This update is expected to increase the capital requirements for bonds. Another possible update may lead to a favorable reduction in factors for real estate investments. The net impact is unknown, but could be a modest increase to our capital requirements in total. The credit risk factor revisions could be effective as early as 2017.

  •
  The NAIC is exploring development of a new charge for longevity risk. Such a charge could increase our capital requirements. The longevity risk charge could be effective as early as 2017.

  •
  The NAIC is developing a group-wide capital calculation. This calculation is not intended to be a regulatory capital requirement, but it could be used by regulators in their supervisory process. The calculation could be required as soon as 2017.

        Our international insurance businesses are also subject to comprehensive regulation and supervision from central and/or local governmental authorities in each country in which we operate. New interpretations of existing laws and regulations or the adoption of new laws and regulations may harm our international businesses and reduce our profitability in those businesses. Changes to capital requirements are currently included in a draft proposal in Chile. In addition, Brazil has adopted new capital requirements that will become effective at the end of 2017.

        The International Association of Insurance Supervisors ("IAIS") has proposed a common framework for the supervision of Internationally Active Insurance Groups ("IAIGs"), which is scheduled to be ready for implementation within the various countries starting in 2019. Under the proposed framework, IAIGs would be supervised on a group-wide basis under a set of enhanced supervisory standards. Under this framework, the IAIS is also developing a group-wide Insurance Capital Standard ("ICS"), which would apply to IAIGs. For systemic risk management, the Financial Stability Board is continuing to implement group supervisory and capital requirements for Global Systemically Important Insurers ("G-SIIs"). We currently are not designated as an IAIG or a G-SII. If we were so designated in the future, we may be subject to supervision and capital requirements beyond those applicable to any competitors without those designations. These international frameworks may influence the regulatory capital requirements in the jurisdictions in which we operate, potentially leading to an increase in our capital requirements.

  Changes in federal, state and foreign securities laws may reduce our profitability.

        Our asset management and accumulation and life insurance businesses are subject to various levels of regulation under federal, state and foreign securities laws. These laws and regulations are primarily intended to protect investors in the securities markets or investment advisory or brokerage clients and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations. Changes to these laws or regulations, or the interpretation thereof, that restrict the conduct of our business could significantly increase our compliance costs and reduce our profitability.

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

        In April 2016, the Department of Labor ("DOL") released its final fiduciary definition regulation package. The regulation broadens the definition of a fiduciary under ERISA to include persons providing investment advice to an employee benefit plan or an IRA for a fee or other compensation. The DOL also released two new prohibited transaction class exemptions and amendments to current prohibited transaction exemptions. Broker-dealers and advisors are in various stages of determining the implications of the regulations on their business models. How they proceed could impact our business. Even with this fluid environment, our preliminary assessment of the new regulation's impact to our business and future financial results indicates the costs will not have a significant effect on our financial condition or results of operations. As the rules become applicable and are operationalized, we will assess what business impacts need to be addressed and how they affect the organization.

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

        Current federal income tax laws generally permit the tax-deferred accumulation of earnings on the premiums paid by the holders of annuities and life insurance products. Taxes, if any, are payable on income attributable to a distribution under the contract for the year in which the distribution is made. The U.S. Congress has, from time to time, considered legislation that would reduce or eliminate the benefit of such deferral of taxation on the accretion of value within life insurance and nonqualified annuity contracts. Enactment of this legislation, including a simplified income tax structure, could result in fewer sales of our insurance, annuity and investment products. In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

        In addition, we benefit from certain tax items, including but not limited to, dividends received deductions, tax credits (such as foreign tax credits), tax-exempt bond interest and insurance reserve deductions. From time to time, the U.S. Congress, as well as foreign, state and local governments, consider legislative changes that could reduce or eliminate the benefits associated with these and other tax items. The Organisation for Economic Co-operation and Development has released proposed policy around Base Erosion and Profit Shifting. As such legislation is adopted by participating countries, our profitability could be negatively impacted. We continue to evaluate the impact potential tax reform proposals, which currently lack sufficient detail, may have on our future results of operations and financial condition.

Changes in accounting standards may reduce the transparency of our reported profitability and financial condition.

        Accounting standards are subject to change and can reduce the transparency of our reported profitability. See Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies". The Financial Accounting Standards Board is currently working on several key projects. These projects could result in significant changes to U.S. generally accepted accounting principles ("U.S. GAAP"), including the accounting standards for insurance contracts. There is still some uncertainty surrounding the effective dates and transition methods for the proposed changes. If adopted, the proposed changes in accounting standards could have the potential to negatively impact our reported profitability and financial ratios and may make it more difficult for investors and regulators to accurately assess our financial condition and profitability. In addition, the required adoption of new accounting standards may result in significant incremental costs associated with initial implementation and ongoing compliance.

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

        We believe our ability to compete is based on a number of factors including scale, service, product features, price, investment performance, commission structure, distribution capacity, financial strength ratings and name recognition. We compete with a large number of financial services companies such as banks, mutual funds, broker-dealers, insurers and asset managers, many of which have advantages over us in one or more of the above competitive factors.

        Each of our segments faces strong competition:

  •
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

  •
  Competition for our Principal International segment comes primarily from local financial services firms and other international companies operating on a stand-alone basis or in partnership with local firms.

  •
  Our U.S. Insurance Solutions segment competes with other insurance companies.

        In the event competitors charge lower premiums or fees for substantially similar products, we may face pressure to lower our prices in order to attract and retain customers. Reductions in the premiums and fees we charge may adversely affect our revenues and profitability.

Damage to our reputation may adversely affect our revenues and profitability.

        Our continued success is dependent upon our ability to earn and maintain the trust and confidence of customers, distributors, employees and other stakeholders. Damage to our reputation may arise from a variety of sources including, but not limited to, litigation or regulatory actions, compliance failures, employee misconduct and unfavorable press coverage. Any damage to our reputation could adversely affect our ability to attract and retain customers, distributors and employees, potentially leading to a reduction in our revenues and profitability.

A downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition.

        A.M. Best, Fitch, Moody's and S&P publish financial strength ratings on U.S. life insurance companies as well as some of our international insurance companies. These ratings are indicators of an insurance company's ability to meet contractholder and policyholder obligations. These rating agencies also assign credit ratings on non-life insurance entities, such as PFG and Principal Financial Services, Inc. ("PFS"). Credit ratings are indicators of a debt issuer's ability to meet the terms of debt obligations in a timely manner, and are important factors in overall funding profile and ability to access external capital.

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

  •
  reduce new sales, particularly with respect to full service payout products and general account GICs and funding agreements purchased by pension plans and other institutions;

  •
  cause some of our existing liabilities to be subject to acceleration, additional collateral support, changes in terms, or creation of additional financial obligations and

  •
  increase our cost of capital and limit our access to the capital markets.

        Any of these consequences could adversely affect our profitability and financial condition.

Client terminations or withdrawals or changes in investor preferences may lead to a reduction in revenues for our asset management and accumulation businesses.

        Revenues from our asset management and accumulation products are primarily fee-based. Our asset-based fees are typically calculated as a percentage of the market value of assets under management. Our asset management and accumulation clients may elect to terminate their relationship with us or withdraw funds, generally on short notice. Client terminations and withdrawals may be driven by a variety of factors, including economic conditions, investment performance, investor preferences or changes in our reputation in the marketplace. Significant terminations or withdrawals may reduce our AUM, thus adversely affecting our revenues and profitability.

        In addition, fee levels can vary significantly among different types of investments. We generally earn higher fees on liquid alternatives and equity investments vs. fixed income investments and on actively managed investments vs. indexed or passive investment strategies. Therefore, our fee revenue is impacted by both the value and the composition of our AUM. Investor preferences with respect to asset classes and investment strategies may shift over time due to market conditions, tax law changes, regulatory changes and various other factors. Changes in the composition of our assets under management may adversely affect our revenues and profitability.

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

        Our international businesses face political, legal, operational and other risks that we do not face in our operations in the U.S. We face the risk of discriminatory regulation, nationalization or expropriation of assets, price controls and exchange controls or other restrictions that prevent us from transferring funds from these operations out of the locations in which they operate or converting local currencies we hold into U.S. dollars or other currencies. Some of our international businesses are, and are likely to continue to be, in emerging or potentially volatile markets. In addition, we rely on local staff, including local sales forces, in those locations where there is a risk we may encounter labor problems with local staff, especially in locations where workers' associations and trade unions are strong. Some of our international businesses are joint ventures in which we hold a minority interest. In these joint ventures, we lack complete management and operational control over the operations, which may limit our ability to take action to protect or increase the value of our investment in the joint venture.

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

        We allocated assets to the Closed Block as of July 1, 1998, in an amount such that we expected their cash flows, together with anticipated revenues from the policies in the Closed Block, to be sufficient to support the Closed Block business, including payment of claims, certain direct expenses, charges and taxes and to provide for the continuation of aggregate dividend scales in accordance with the 1997 policy dividend scales if the experience underlying such scales continued, and to allow for appropriate adjustments in such scales if the experience changed. We bear the costs of administrative expenses associated with Closed Block policies and, accordingly, these costs were not funded as part of the assets allocated to the Closed Block. Any increase in such costs in the future will be borne by us. As of December 31, 2016, Closed Block assets and liabilities were $3,893.7 million and $4,442.8 million, respectively.

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

        The Closed Block assets, cash flows generated by the Closed Block assets and anticipated revenues from policies in the Closed Block will benefit only the holders of those policies. In addition, to the extent these amounts are greater than the amounts estimated at the time we funded the Closed Block, dividends payable in respect of the policies included in the Closed Block may be greater than they would have been in the absence of a Closed Block. Any excess net income will be available for distribution over time to Closed Block policyholders but will not be available to our stockholders. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 6, Closed Block" for further details.

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

        We cede life, disability, health and long-term care insurance to other insurance companies through reinsurance. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies." The collectability of reinsurance recoverables is largely dependent on the solvency of the individual insurers. We remain liable to the policyholder, even if the reinsurer defaults on its obligations with respect to the ceded business. In addition, a reinsurer's insolvency may cause us to lose our reserve credits on the ceded business, in which case we would be required to establish additional reserves.

        The premium rates we charge are based, in part, on the assumption that reinsurance will be available at a certain cost. Most of our reinsurance contracts contain provisions that limit the reinsurer's ability to increase rates on in-force business; however, some do not. If a reinsurer raises the rates it charges on a block of in-force business, our profitability may be negatively impacted if we are not able to pass the increased costs on to the customer. If reinsurers raise the rates they charge on new business, we may be forced to raise the premiums we charge, which could have a negative impact on our competitive position.

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

Our enterprise risk management framework may not be fully effective in identifying or mitigating all of the risks to which we are exposed.

        We utilize an integrated risk management framework, which is designed to manage material risks within established risk appetites and risk tolerances. Nonetheless, our policies and procedures may not be fully effective in identifying or mitigating every risk to which we are exposed. Many of our methods for managing and mitigating risk rely on models and assumptions that are based, in part, on observed historical data. As a result, these methods may not accurately predict future exposures, which may be significantly greater than our historical measures indicate. We may be exposed to unanticipated risks as a result of changes in market conditions, new products or new business strategies, catastrophes or other unforeseen circumstances. If our risk management framework proves ineffective, we may suffer unexpected losses, which may adversely affect our results of operations and financial condition.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2016, we owned 33 properties in our home office complex in Des Moines, Iowa, and in various other locations. Of these 33 properties, 17 are office buildings, 1 is a warehouse facility, 12 are parking lots and ramps, 1 is a park/green space, 1 is a childcare center and 1 is a power generation plant. Of the office and warehouse space, we occupy approximately 92% of the 2.6 million square feet of space in these buildings. The balance of the space in these buildings is rented to commercial tenants or is occupied by the property management company servicing these properties.

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

        Timothy M. Dunbar, 59, has been Executive Vice President of the Company and Principal Life and Chief Investment Officer of the Company since January 2014. Prior to that date, he served as Senior Vice President of the Company and Principal Life since 2011, and Chief Investment Officer of the Company and Principal Life since January 2013. Prior to that date, Mr. Dunbar was in charge of Strategy and Finance for the Company and Principal Life in 2011 and 2012, overseeing the business management and strategic direction of the capital markets, corporate strategy and corporate treasury areas. He retains his responsibility for capital markets. Mr. Dunbar previously served as the executive director and head of equities for Principal Global Investors from 2004 until 2011.

        Gregory B. Elming, 56, has been Senior Vice President and Chief Risk Officer of the Company and Principal Life since 2011. Prior to that time, he was Senior Vice President and Controller of the Company and Principal Life since 2007.

        Nora M. Everett, 57, has been President, Retirement and Income Solutions of the Company and Principal Life since March 2015. Prior to her current position, she served as President and Chief Executive Officer of Principal Funds since 2008 and Senior Vice President and Deputy General Counsel of the Company and Principal Life since 2004.

        Daniel J. Houston, 55, has been a director of the Company and Principal Life and President and Chief Executive Officer of the Company and Principal Life since August 2015. Prior to that date, he held the same positions except was Chief Operating Officer (and not Chief Executive Officer) since November 2014. Previously, he served as President, Retirement, Insurance and Financial Services of the Company and Principal Life since 2010. He was President, Retirement and Income Solutions of the Company and Principal Life from 2008 until 2010, and was Executive Vice President, Retirement and Income Solutions of the Company and Principal Life from 2006 to 2008.

        Terrance J. Lillis, 64, has been Executive Vice President and Chief Financial Officer of the Company and Principal Life since February 2014. Prior to that date, he was Senior Vice President and Chief Financial Officer of the Company and Principal Life since 2008. Effective February 14, 2017, Mr. Lillis will serve as Executive Vice President (but not as Chief Financial Officer) of the Company and Principal Life until his retirement, which will be no later than May 1, 2017.

        James P. McCaughan, 63, who heads the Principal Global Investors segment of our operations, has been President, Principal Global Investors of the Company and Principal Life since 2003.

        Gary P. Scholten, 59, has been Executive Vice President and Chief Information Officer of the Company and Principal Life since February 2014. Prior to that date, he was Senior Vice President and Chief Information Officer of the Company and Principal Life since 2002. From 1998 to 2002, he was Vice President of retail information services of Principal Life.

        Karen E. Shaff, 62, has been Executive Vice President and General Counsel of the Company and Principal Life since 2004 and, in addition, Secretary of the Company and Principal Life since January 2014. Prior thereto, she was Senior Vice President and General Counsel of the Company since 2001, and Senior Vice President and General Counsel of Principal Life since 2000.

        Deanna D. Strable-Soethout, 48, has been Executive Vice President of the Company and Principal Life since September 2016 and President, U.S. Insurance Solutions of the Company and Principal Life since March 2015. Prior to that, she served as Senior Vice President of the Company and Principal Life since 2006. Effective February 14, 2017, Ms. Strable will serve as Executive Vice President and Chief Financial Officer of the Company and Principal Life, but no longer as President, U.S. Insurance Solutions.

        Luis Valdes, 59, has been the head of the Principal International segment of our operations since 2012, has been President, Principal International of the Company and Principal Life since 2011. Prior to his current position, he was Senior Vice President and President — PFG Latin America of the Company and Principal Life since 2010, and was Vice President — Principal International of Principal Life from 2000 until 2010.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock began trading on the New York Stock Exchange ("NYSE") under the symbol "PFG" on October 23, 2001. Prior to such date, there was no established public trading market for our common stock. On February 1, 2017, there were 293,874 stockholders of record of our common stock.

        The following table presents the high and low prices per share for our common stock on the NYSE for the periods indicated and the dividends declared per share during such periods.

	High	Low	Dividends declared
2016
First quarter	$44.30	$33.09	$0.38
Second quarter	$44.90	$38.03	$0.39
Third quarter	$51.72	$38.84	$0.41
Fourth quarter	$61.34	$50.96	$0.43
2015
First quarter	$52.56	$46.01	$0.36
Second quarter	$53.42	$49.81	$0.38
Third quarter	$58.02	$41.67	$0.38
Fourth quarter	$52.21	$43.64	$0.38

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

        The following table presents the amount of our share purchase activity for the periods indicated:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs (in millions) (2)
January 1, 2016 - January 31, 2016	1,152	$44.97	—	$75.0
February 1, 2016 - February 28, 2016	2,240,756	$36.58	1,724,800	$412.5
March 1, 2016 - March 31, 2016	608,190	$38.88	600,631	$389.1
April 1, 2016 - April 30, 2016	604,097	$40.43	602,993	$364.7
May 1, 2016 - May 31, 2016	590,856	$42.83	590,856	$339.4
June 1, 2016 - June 30, 2016	1,279,789	$42.48	1,278,981	$285.1
July 1, 2016 - July 31, 2016	848,812	$41.34	848,812	$250.0
August 1, 2016 - August 31, 2016	8,268	$47.11	—	$250.0
September 1, 2016 - September 30, 2016	—	$—	—	$250.0
October 1, 2016 - October 31, 2016	—	$—	—	$250.0
November 1, 2016 - November 30, 2016	179	$53.13	—	$250.0
December 1, 2016 - December 31, 2016	545,513	$58.73	545,513	$218.0

Total	6,727,612		6,192,586

(1)
Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of a publicly announced program.

(2)
In October 2015, our Board of Directors authorized a repurchase program of up to $150.0 million of our outstanding common stock, which was completed in March 2016. In February 2016, our Board of Directors authorized an additional repurchase of up to $400.0 million of our outstanding common stock.

Item 6.    Selected Financial Data

        The following table sets forth certain selected historical consolidated financial information. We derived the consolidated financial information (except for amounts referred to as "Other Supplemental Data") for each of the years ended December 31, 2016, 2015 and 2014 and as of December 31, 2016 and 2015 from our audited consolidated financial statements and notes to the financial statements included in this Form 10-K. We derived the consolidated financial information (except for amounts referred to as "Other Supplemental Data") for the years ended December 31, 2013 and 2012 and as of December 31, 2014, 2013 and 2012 from our audited consolidated financial statements not included in this Form 10-K. The following summary of consolidated financial information (except for amounts referred to as "Other Supplemental Data") has been prepared in accordance with U.S. GAAP.

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

	As of or for the year ended December 31,
	2016 (1)	2015 (1)	2014 (1)	2013	2012
	($ in millions, except per share data and as noted)
Income Statement Data:
Revenue:
Premiums and other considerations	$5,299.1	$5,310.3	$3,722.9	$3,154.1	$3,219.4
Fees and other revenues	3,627.4	3,653.1	3,482.1	3,222.2	2,626.7
Net investment income	3,296.5	3,052.1	3,257.9	3,138.4	3,254.9
Net realized capital gains (losses)	171.1	(51.1)	14.7	(225.2)	114.1

Total revenues	$12,394.1	$11,964.4	$10,477.6	$9,289.5	$9,215.1

Income from continuing operations, net of related income taxes	$1,361.8	$1,253.2	$1,176.4	$936.1	$825.4
Net income	$1,361.8	$1,253.2	$1,176.4	$936.1	$825.4
Earnings per Share Data:
Income from continuing operations, net of related income taxes, per share:
Basic	$4.55	$4.11	$3.70	$2.99	$2.60
Diluted	$4.50	$4.06	$3.65	$2.95	$2.58
Net income per share:
Basic	$4.55	$4.11	$3.70	$2.99	$2.60
Diluted	$4.50	$4.06	$3.65	$2.95	$2.58
Dividends declared per common share	$1.61	$1.50	$1.28	$0.98	$0.78
Balance Sheet Data:
Total assets	$228,014.3	$218,660.3	$219,087.0	$208,191.4	$161,830.2
Long-term debt	$3,125.7	$3,265.2	$2,531.2	$2,601.4	$2,671.3
Series A preferred stock	$—	$—	$—	$—	$—
Series B preferred stock	$—	$—	$0.1	$0.1	$0.1
Total stockholders' equity	$10,293.8	$9,377.4	$10,232.0	$9,777.0	$9,703.4
Other Supplemental Data:
AUM ($ in billions)	$591.6	$527.4	$519.3	$483.2	$403.0

(1)
For a discussion of items materially affecting the comparability of 2016, 2015 and 2014, please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Transactions Affecting Comparability of Results of Operations."

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following analysis discusses our financial condition as of December 31, 2016, compared with December 31, 2015, and our consolidated results of operations for the years ended December 31, 2016, 2015 and 2014, and, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our audited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-K.

Forward-Looking Information

        Our narrative analysis below contains forward-looking statements intended to enhance the reader's ability to assess our future financial performance. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and contain words and phrases such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance.

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

Economic Factors and Trends

        Positive market performance and net customer cash flows led to account value increases in our Retirement and Income Solutions segment and AUM increases in our Principal Global Investors segment. Since account values and AUM are the base by which these businesses generate revenues, the increase in account values and AUM has contributed to the overall improvement of our operating revenues in these segments.

        In our Principal International segment, we continued to grow our business organically through our existing subsidiaries and joint ventures and through strategic acquisitions. Local currency AUM, a key indicator of earnings growth for the segment, increased significantly as a result of positive net customer cash flows and market performance. The financial results for the Principal International segment are also impacted by fluctuations of the foreign currency to U.S. dollar exchange rates for the locations in which we have business.

        The U.S. Insurance Solutions segment has been impacted by lower interest rates for the past few years, which has caused spread compression and led to higher reserves. This has resulted in changes to our product offerings.

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

Valuation and Impairment of Fixed Income Investments

        Fixed Maturities.    Fixed maturities include bonds, asset-backed securities ("ABS"), redeemable preferred stock and certain non-redeemable preferred securities. We classify our fixed maturities as either AFS or trading and, accordingly, carry them at fair value in the consolidated statements of financial position. Volatility in net income can result from changes in fair value of fixed maturities classified as trading. Volatility in other comprehensive income can result from changes in fair value of fixed maturities classified as AFS.

        The fair values of our public fixed maturities are primarily based on market prices from third party pricing vendors. We have regular interactions with these vendors to ensure we understand their pricing methodologies and to confirm they are utilizing observable market information. In addition, 6% of our invested asset portfolio as of December 31, 2016, was invested in privately placed fixed maturities with no readily available market quotes to determine the fair market value. The majority of these assets are valued using a matrix pricing valuation approach that utilizes observable market inputs. In the matrix approach, securities are grouped into pricing categories that vary by sector, rating and average life. Each pricing category is assigned a risk spread based on studies of observable public market data from the investment professionals assigned to specific security classes. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread. Although the matrix valuation approach provides a fair valuation of each pricing category, the valuation of an individual security within each pricing category may actually be impacted by company specific factors.

        If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of December 31, 2016, less than 1% of our total fixed maturities were Level 3 securities valued using internal pricing models. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements" for further discussion.

        The $257.4 million increase in net unrealized gains from U.S. investment operations for the year ended December 31, 2016, can primarily be attributed to tightening of credit spreads, partially offset by an approximate 9 basis point increase in interest rates. For additional information about interest rate risk see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk".

        Fixed maturities classified as AFS are subject to impairment reviews. When evaluating fixed maturities for impairment, we consider relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events; (4) for structured securities, the adequacy of the expected cash flows and (5) our intent to sell a security or whether it is more likely than not we will be required to sell the security before recovery of its amortized cost which, in some cases, may extend to maturity. To the extent we determine a security is deemed to be other than temporarily impaired, an impairment loss is recognized. See item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4, Investments — Other-Than-Temporary Impairments" for further discussion.

        A number of significant risks and uncertainties are inherent in the process of monitoring credit impairments and determining if an impairment is other than temporary. These risks and uncertainties include: (1) the risk that our assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer; (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; (3) the risk that our investment professionals are making decisions based on fraudulent or misstated information in the financial statements provided by issuers and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to not sell the security prior to recovery of its amortized cost. Any of these situations could result in a charge to net income in a future period. As of December 31, 2016, we had $17,466.4 million in AFS fixed maturities with gross unrealized losses totaling $648.8 million. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as movement in credit spreads.

        Mortgage Loans.    Mortgage loans consist primarily of commercial mortgage loans on real estate. As of December 31, 2016, the carrying value of our commercial mortgage loans was $12,027.8 million. Commercial mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances.

        Commercial mortgage loans on real estate are considered impaired when, based on current information and events, it is probable we will be unable to collect all amounts due according to contractual terms of the loan agreement. When we determine a loan is impaired, a valuation allowance is established equal to the difference between the carrying amount of the mortgage loan and the estimated value reduced by the cost to sell. Estimated value is based on either the present value of the expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or fair value of the collateral. Subsequent changes in the estimated value are reflected in the valuation allowance. Amounts on loans deemed to be uncollectible are charged off and removed from the valuation allowance. The change in the valuation allowance provision is included in net realized capital gains (losses) on our consolidated statements of operations.

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

        We have a large experienced commercial real estate staff centrally located in Des Moines, which includes commercial mortgage underwriters, loan closers, loan servicers, engineers, appraisers, credit analysts, research staff, legal staff, information technology personnel and portfolio managers. Experienced commercial real estate senior management adheres to a disciplined process in reviewing all transactions for approval on a consistent basis. During 2016, the typical new commercial mortgage loan at origination averaged 52% loan-to-value with a 2.6 times debt service coverage ratio and was internally rated A on a bond equivalent basis. Our entire commercial mortgage loan portfolio, excluding mortgage loans held in our Principal Global Investors segment, averaged 46% loan-to-value ratio with a 2.7 times debt service coverage ratio as of December 31, 2016. The large equity cushion and strong debt service coverage in our commercial mortgage loan investments will help insulate us from stress during times of weak commercial real estate fundamentals.

Derivatives

        We primarily use derivatives to hedge or reduce exposure to market risks. The fair values of exchange-traded derivatives are determined through quoted market prices. The fair values of derivative instruments cleared through centralized clearinghouses are determined through market prices published by the clearinghouses. The fair values of non-cleared over-the-counter ("OTC") derivative instruments are determined using either pricing valuation models that utilize market observable inputs or broker quotes. On an absolute fair value basis as of December 31, 2016, 53% of our OTC derivative assets and liabilities were valued using pricing valuation models, 43% using clearinghouse prices and the remaining 4% using broker quotes. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements" for further discussion. The fair values of our derivative instruments can be impacted by changes in interest rates, foreign exchange rates, credit spreads, equity indices and volatility, as well as other contributing factors. For additional information see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk".

        We also issue certain annuity contracts and other insurance contracts that include embedded derivatives that have been bifurcated from the host contract. They are valued using a combination of historical data and actuarial judgment. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements" for further discussion. We include our assumption for own non-performance risk in the valuation of these embedded derivatives. As our credit spreads widen or tighten, the fair value of the embedded derivative liabilities decrease or increase, leading to an increase or decrease in net income. If the current market credit spreads reflecting our own creditworthiness move to zero (tighten), the reduction to net income would be approximately $76.7 million, net of DAC and income taxes, based on December 31, 2016, reported amounts. In addition, the policyholder behavior assumptions used in the valuation of embedded derivatives include risk margins, which increase the fair value of the embedded derivative liabilities.

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

        Amortization Based on Estimated Gross Profits.    DAC for universal life-type insurance contracts and certain investment contracts are amortized over the expected lifetime of the contracts in relation to estimated gross profits ("EGPs"). As of December 31, 2016, these policies accounted for 62% of our total DAC balance. In addition to DAC, the following actuarial balances are also amortized in relation to EGPs.

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

        Key assumptions used in the calculation of EGPs include mortality, morbidity, lapses, equity returns, general account investment yields and expenses as well as the change in our liability for certain guarantees and the difference between actual and expected reinsurance premiums and recoveries, depending on the nature of the contract. Our general account investment yield assumption reflects our long-term projections of interest rates and net realized capital gains (losses). We develop an estimate of EGPs at issue and each valuation date. As actual experience and market conditions emerge, the gross profits may vary from those expected either in magnitude or timing, in which case a true-up of actuarial balances occurs as a charge or credit to current net income. In addition, we are required to revise our assumptions regarding future experience if actual experience or other evidence suggests that earlier estimates should be revised; we refer to this as unlocking. Both actions, reflecting actual experience and market conditions and changing future estimates, can change both the current amount and the future amortization pattern of the DAC asset and related actuarial balances.

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

        Amortization Based on Estimated Gross Revenues.    DAC and certain of the actuarial balances on a portion of our universal life products are amortized in proportion to estimated gross revenues rather than EGPs. Estimated gross revenues include similar assumptions as the revenue component of EGPs and the changes of future estimates and reflection of actual experience and market conditions is done in the same manner as EGPs discussed above. As of December 31, 2016, these policies accounted for 8% of our total DAC balance.

        Amortization Based on Estimated Gross Margins.    DAC for participating life insurance products are amortized in proportion to estimated gross margins ("EGMs") rather than EGPs. EGMs include similar assumption items as EGPs, and amortization schedules were developed using models last updated when we stopped selling participating business in the early 2000s. Some products allow for underwritten death benefit increases and cost of living adjustments, resulting in a material amount of new DAC each year, and the amortization schedules are modified as appropriate. As of December 31, 2016, these policies accounted for 4% of our total DAC balance.

        Amortization Based on Premium-Paying Period.    DAC for non-participating term life insurance and individual disability policies are amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policyholder liabilities. Once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy unless a loss recognition event occurs. As of December 31, 2016, these policies accounted for 21% of our total DAC balance.

        Amortization Based on Service Period.    DAC for long-term service contracts are amortized in proportion to the revenue recognized or straight-line if no pattern of revenue recognition can be reasonably predicted. We amortize capitalized costs of long-term service contracts on a straight-line basis, reflecting lapses as they are incurred, over the expected contract life. As of December 31, 2016, these contracts accounted for 5% of our total DAC balance.

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

        Recoverability.    DAC and sales inducement assets are subject to recoverability testing at the time of policy issue and loss recognition testing on an annual basis, or when an event occurs that may warrant loss recognition. If loss recognition or impairment is necessary, the asset balances are written off to the extent it is determined that future policy premiums and investment income or gross profits are not adequate to cover related losses and expenses.

        Actuarial Assumption Updates.    We periodically review and update actuarial assumptions that are inputs to the models for DAC and other actuarial balances and make model refinements as necessary. For more information see "Transactions Affecting Comparability of Results of Operations — Other — Actuarial Assumption Updates."

        Sensitivities.    As of December 31, 2016, the net balance of DAC and related actuarial balances, excluding balances affected by changes in other comprehensive income ("OCI"), was a $1,445.1 million asset. We perform sensitivity analyses to assess the impact that certain assumptions have on these balances. The following table shows the estimated immediate impact of various assumption changes on our DAC and related actuarial balances.

Estimated impact to net income (1)
(in millions)
Reducing the future equity return assumption by 1%	$(7)
Reducing the long-term general account investment yield assumption by 0.5%	(54)

(1)
Reflects the net impact of changes to the DAC asset, sales inducement asset, unearned revenue liability, reinsurance asset or liability, additional benefit reserves and related taxes. Includes the impact on net income of changes in DAC and related actuarial balances for our equity method subsidiaries. The DAC and related actuarial balances of the equity method subsidiaries are not included in the total DAC balance listed above as they are not fully consolidated.

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

  •
  Principal International: countries in which Principal International does business

  •
  U.S. Insurance Solutions: Specialty Benefits Insurance and Individual Life Insurance

  •
  Corporate: Corporate subsidiaries

        Goodwill.    U.S. GAAP permits entities to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test of the two-step goodwill impairment test. We continue to perform a two-step test in our evaluation of the carrying value of goodwill.

        In Step 1 of the evaluation, the fair value of each reporting unit is determined and compared to the carrying value of the reporting unit. If the fair value is greater than the carrying value, the carrying value of the reporting unit is deemed to be recoverable, and Step 2 is not required. After completion of our 2016 Step 1 analysis, it was determined that fair values exceeded the carrying amounts for all businesses one level below the operating segment and we did not have any business at risk of failing the Step 1 goodwill impairment test. If the fair value estimate had been less than the carrying value, it is an indicator that impairment may exist, and Step 2 would be required. In Step 2, the reporting unit's goodwill implied fair value is determined. The reporting unit's fair value as determined in Step 1 is assigned to all of its net assets (recognized and unrecognized) as if the reporting unit were acquired in a business combination as of the date of the impairment test. If the implied fair value of the reporting unit's goodwill is lower than its carrying amount, goodwill is impaired and written down to its implied fair value.

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

        For the distributable cash flow model, we determine fair value based on the present value of projected statutory net income and changes in required capital to determine distributable income for the respective reporting unit. The significant assumptions in the distributable cash flow model include: required capital levels; income projections, including the underlying assumptions; discount rate; new business projection period and new business production growth. We did not recognize an impairment in our 2016 consolidated statement of operations.

        Other Intangible Assets.    U.S. GAAP permits entities to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of an intangible asset with an indefinite life is less than its carrying amount to determine whether it is necessary to perform a quantitative assessment. We utilize the qualitative approach on a limited basis for testing of intangible assets with indefinite lives. Intangible assets with finite lives are amortized as related benefits emerge and are reviewed periodically for indicators of impairment in value. If facts and circumstances suggest possible impairment, the sum of the estimated undiscounted future cash flows expected to result from the use of the asset is compared to the current carrying value of the asset. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized for the excess of the carrying amount of assets over their fair value. For those assets amortized as related benefits emerge, the most significant assumptions involved in the estimation of future benefits include surrender/lapse rates and interest margins. We did not recognize an impairment in our 2016 consolidated statement of operations.

        Sensitivities.    In connection with our annual impairment testing process, we performed a sensitivity analysis for goodwill impairment with respect to each of our reporting units and determined that a hypothetical 10% decline in the fair value would not result in an impairment of goodwill for any reporting unit. The most significant goodwill and other intangible assets within our 2016 consolidated statement of financial position resulted from our 2013 acquisition of Cuprum, whereby we recorded $631.8 million of goodwill, and from our 2006 purchase of WM Advisors, Inc., whereby we acquired $608.0 million of investment management contracts which are considered an indefinite-lived intangible. We cannot predict certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $1,020.8 million and $1,325.3 million, respectively, as of December 31, 2016. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, interest rate movements, declines in the equity markets, the legal environment in which the businesses operate or a material negative change in our relationships with significant customers. For further information see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Nature of Operations and Significant Accounting Policies," and "Note 2, Goodwill and Other Intangible Assets."

Insurance Reserves

        Reserves are liabilities representing estimates of the amounts that will come due, at some point in the future, to or on behalf of our policyholders. U.S. GAAP, allowing for some degree of managerial judgment, provides guidance for establishing reserves.

        Future policy benefits and claims include reserves for individual traditional and group life insurance, disability, health and long-term care insurance and individual and group annuities that provide periodic income payments. These reserves are computed using assumptions of mortality, morbidity, lapse, investment performance and expense. These assumptions are based on our experience, industry results, emerging trends and future expectations. For long-duration insurance contracts, once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy. However, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves may also be established for short-duration contracts to provide for expected future losses. Our reserve levels are reviewed throughout the year using internal analysis including, among other things, experience studies, claim development analysis and annual loss recognition analysis. To the extent experience indicates potential loss recognition, we recognize losses on certain lines of business. The ultimate accuracy of the assumptions on these long-tailed insurance products cannot be determined until the obligation of the entire block of business on which the assumptions were made is extinguished. Short-term variances of actual results from the assumptions used in the computation of the reserves are reflected in current period net income and can impact quarter-to-quarter net income.

        Future policy benefits and claims also include reserves for incurred but unreported health, disability, dental, vision and life insurance claims. We recognize claims costs in the period the service was provided to our policyholders. However, claims costs incurred in a particular period are not known with certainty until after we receive, process and pay the claims. We determine the amount of this liability using actuarial methods based on historical claim payment patterns as well as emerging cost trends, where applicable, to determine our estimate of claim liabilities. We also look back to assess how our prior periods' estimates developed. To the extent appropriate, changes in such development are recorded as a change to current period claim expense. Historically, the amount of the claim reserve adjustment made in subsequent reporting periods for prior period estimates have been within a reasonable range given our normal claim fluctuations.

        We periodically review and update actuarial assumptions that are used to compute reserves. For more information see "Transactions Affecting Comparability of Results of Operations — Other — Actuarial Assumption Updates."

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

        The assumed discount rate is determined by projecting future benefit payments inherent in the Projected Benefit Obligation and discounting those cash flows using a spot yield curve for high quality corporate bonds. Our assumed discount rates were 4.15% for our pension plans and 3.75% for our OPEB plans as of December 31, 2016. Typically a 0.25% decrease in the discount rate would increase the pension benefits Projected Benefit Obligation and the Net Periodic Pension Cost ("NPPC") by approximately $114.0 million and $6.6 million, respectively. Typically a 0.25% decrease in the discount rate would increase the other postretirement benefits Accumulated Postretirement Benefit Obligation by approximately $2.4 million and would have a nominal impact on the Net Periodic Benefit Cost ("NPBC"). Typically a 0.25% increase in the discount rate would result in decreases in benefit obligations and expenses at a level generally commensurate with those noted above.

        The assumed long-term rate of return on plan assets is set at the long-term rate expected to be earned based on the long-term investment policy of the plans and the various classes of the invested funds. Historical and future expected returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall long-term rate for each asset class was developed by combining a long-term inflation component, the real risk free rate of return and the associated risk premium. A weighted average rate was developed based on long-term returns for each asset class, the plan's target asset allocation policy and the tax structure of the trusts. For the 2016 NPPC and 2016 NPBC, a 7.20% and 5.24% weighted average long-term rate of return was used, respectively. For the 2017 NPPC and 2017 NPBC, a 6.70% and 4.40% weighted average long-term rate of return assumption, respectively, will be used. Typically a 0.25% decrease in the assumed long-term rate of return would increase the NPPC by approximately $5.4 million and the NPBC by approximately $1.6 million. Typically a 0.25% increase in this rate would result in a decrease to expense at the same levels. The assumed return on plan assets is based on the fair market value of plan assets as of December 31, 2016.

        The compensation increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy, including inflation.

        Actuarial gains and losses are amortized using a straight-line amortization method over the average remaining service period of employees, which is approximately 10 years for pension costs and approximately 4 years for other postretirement benefit costs. The qualified pension plan does not utilize the allowable corridor, while the nonqualified pension plan and OPEB plans utilize the 10% corridor. Prior service costs are amortized on a weighted average basis over approximately 1 year for pension costs and 2 years for OPEB costs. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Employee and Agent Benefits" for further discussion.

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

        U.S. federal and state deferred income taxes have not been provided on approximately $1,088.4 million and $1,004.6 million of accumulated but undistributed earnings from operations of foreign subsidiaries as of December 31, 2016 and 2015, respectively. We do not record U.S. federal and state deferred income taxes on foreign earnings not expected to be distributed to the U.S. We apply an exception to the general rule, which under U.S. GAAP otherwise requires the recording of U.S. deferred income taxes on the anticipated repatriation of foreign earnings as recognized for financial reporting purposes. The exception permits us to not record a U.S. deferred income tax liability on foreign earnings we expect to be indefinitely reinvested in our foreign operations. The related deferred income taxes will be recorded in the period it becomes apparent we can no longer positively assert some or all the undistributed earnings will remain invested into the foreseeable future.

        Inherent in the provision for income taxes are estimates and our expectations regarding the deductibility of certain items, the timing of income and expense recognition, future performance and the current or future realization of operating losses, capital losses and certain tax credits. We regularly evaluate the capital needs of our domestic and foreign operations considering all available information, including operating and capital plans, regulatory capital requirements, parent company financing and cash flow needs, as well as tax laws applicable to our domestic and foreign subsidiaries. In the event these estimates differ from our prior estimates due to the receipt of new information, we may be required to significantly change the provision for income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated financial statements in the year these estimates change. A significant decline in value of financial assets could lead to establishment of a valuation allowance on deferred tax assets having an adverse effect on current and future results. In management's judgment, total deferred income tax assets are more-likely-than-not to be realized.

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

        We had $242.9 million and $229.9 million of current income tax receivables associated with outstanding audit issues reported as other assets in our consolidated statements of financial position as of December 31, 2016 and 2015, respectively. We believe there are adequate defenses against, or sufficient provisions for, the contested issues, but final resolution of contested issues could take several years while legal remedies are pursued. Consequently, we do not anticipate the ultimate resolution of audits ongoing or not yet commenced to have a material impact on our net income.

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

Other

        Actuarial Assumption Updates.    We periodically review and update actuarial assumptions that are inputs to the models for DAC and other actuarial balances and make model refinements as necessary. During the third quarter of 2016, assumption updates and model refinements were made resulting in an unlocking of DAC and other actuarial balances that decreased total company net income by $68.8 million for the year ended December 31, 2016. The pre-tax operating earnings impact was $(33.2) million for our U.S. Insurance Solutions segment, $(31.6) million for our Retirement and Income Solutions segment and $(8.9) million for our Principal International segment for the year ended December 31, 2016.

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

        During the third quarter of 2014, assumption updates and model refinements were made resulting in an unlocking of DAC and other actuarial balances that increased total company net income by $45.3 million for the year ended December 31, 2014. The pre-tax operating earnings impact was $60.0 million for our U.S. Insurance Solutions segment and $2.6 million for our Retirement and Income Solutions segment for the year ended December 31, 2014.

        The individual life insurance business actuarial assumption updates and model refinements had the most significant impact and affected several line items within our income statement. The following table presents the increase (decrease) on the individual life insurance income statement line items for the years ended December 31, 2016, 2015 and 2014.

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Pre-tax operating earnings	$(43.2)	$64.6	$60.0
Fee revenues	(9.5)	(3.0)	3.1
Benefits, claims and settlement expenses	53.6	(43.5)	(131.6)
Dividends to policyholders	8.2	—	—
Operating expenses	(28.1)	(24.1)	74.7

        Chilean Legal Entity Merger.    In January 2015, we received regulatory approval and executed upon the merger of two of our Chilean legal entities. As a result of the merger, we recognized a $105.2 million benefit in net income available to common stockholders in first quarter 2015 to reflect a change in deferred tax balances related to the merged entity.

Other Factors Affecting Comparability

Fluctuations in Foreign Currency to U.S. Dollar Exchange Rates

        Fluctuations in foreign currency to U.S. dollar exchange rates for locations in which we have operations can affect reported financial results. In years when foreign currencies weaken against the U.S. dollar, translating foreign currencies into U.S. dollars results in fewer U.S. dollars to be reported. When foreign currencies strengthen, translating foreign currencies into U.S. dollars results in more U.S. dollars to be reported.

        Foreign currency exchange rate fluctuations create variances in our financial statement line items. The most significant impact occurs within our Principal International segment where pre-tax operating earnings were negatively impacted $25.3 million and $69.3 million for the years ended December 31, 2016 and 2015, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. This impact was calculated by comparing (a) the difference between current year results and prior year results to (b) the difference between current year results and prior year results translated using current year exchange rates for both periods. We use this approach to calculate the impact of exchange rates on all revenue and expense line items. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk."

Effects of Inflation

        The impact of inflation has not had a material effect on our annual consolidated results of operations over the past three years. However, we may be materially affected by inflation in the future.

Variable Investment Income

        Variable investment income includes certain types of investment returns such as prepayment fees and income (loss) from certain elements of our other alternative asset classes, including results of value-add real estate sales activity. Due to its unpredictable nature, variable investment income may or may not be material to our financial results for a given reporting period and may create variances when comparing different reporting periods. For additional information, see "Investments — Investment Results."

Recent Regulatory Changes

        On April 6, 2016, the DOL released its final fiduciary definition regulation package. The regulation broadens the definition of a fiduciary under ERISA to include persons providing investment advice to an employee benefit plan or an IRA for a fee or other compensation. The DOL also released two new prohibited transaction class exemptions and amendments to current prohibited transaction exemptions. Broker-dealers and advisors are in various stages of determining the implications of the regulations on their business models, and how they proceed could impact our business. Even with this fluid environment, our preliminary assessment of the new regulation's impact to our business and future financial results indicates the costs will not have a significant effect on our financial condition or results of operations. As the rules become applicable and are operationalized, we will assess what business impacts need to be addressed and how they affect the organization.

Recent Accounting Changes

        For recent accounting changes, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies" under the caption, "Recent Accounting Pronouncements."

Results of Operations

        The following table presents summary consolidated financial information for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2016 vs. 2015	2015 vs. 2014
	2016	2015	2014
	(in millions)
Revenues:
Premiums and other considerations	$5,299.1	$5,310.3	$3,722.9	$(11.2)	$1,587.4
Fees and other revenues	3,627.4	3,653.1	3,482.1	(25.7)	171.0
Net investment income	3,296.5	3,052.1	3,257.9	244.4	(205.8)
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	269.5	(20.9)	92.7	290.4	(113.6)
Net other-than-temporary impairment (losses) recoveries on available-for-sale securities	(98.8)	(0.8)	23.8	(98.0)	(24.6)
Other-than-temporary impairment losses on fixed maturities available-for-sale reclassified to (from) other comprehensive income	0.4	(29.4)	(101.8)	29.8	72.4

Net impairment losses on available-for-sale securities	(98.4)	(30.2)	(78.0)	(68.2)	47.8

Net realized capital gains (losses)	171.1	(51.1)	14.7	222.2	(65.8)

Total revenues	12,394.1	11,964.4	10,477.6	429.7	1,486.8
Expenses:
Benefits, claims and settlement expenses	6,913.2	6,697.7	5,231.0	215.5	1,466.7
Dividends to policyholders	156.6	163.5	177.4	(6.9)	(13.9)
Operating expenses	3,732.6	3,672.4	3,574.3	60.2	98.1

Total expenses	10,802.4	10,533.6	8,982.7	268.8	1,550.9

Income before income taxes	1,591.7	1,430.8	1,494.9	160.9	(64.1)
Income taxes	229.9	177.6	318.5	52.3	(140.9)

Net income	1,361.8	1,253.2	1,176.4	108.6	76.8
Net income attributable to noncontrolling interest	45.3	19.2	32.3	26.1	(13.1)

Net income attributable to Principal Financial Group, Inc.	1,316.5	1,234.0	1,144.1	82.5	89.9
Less:
Preferred stock dividends	—	16.5	33.0	(16.5)	(16.5)
Excess of redemption value over carrying value of preferred shares redeemed	—	8.2	—	(8.2)	8.2

Net income available to common stockholders	$1,316.5	$1,209.3	$1,111.1	$107.2	$98.2

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

  Net Income Available to Common Stockholders

        Net income available to common stockholders increased $158.4 million as a result of after-tax net realized capital gains in 2016 as compared to after-tax net realized capital losses in 2015 primarily related to derivatives not designated as hedging instruments. In addition, net income available to common stockholders increased due to a $128.8 million increase in after-tax net investment income attributable to higher average invested assets in our U.S. operations and a $45.6 million increase in after-tax variable investment income. These increases were partially offset by a $105.2 million benefit from a change in deferred tax balances related to the merger of two of our Chilean legal entities in 2015 and a $95.0 million after-tax decrease related to actuarial assumption updates and model refinements that had an unfavorable impact on net income in 2016 as compared to a favorable impact in 2015. Additionally, these increases were partially offset by a $49.1 million decrease attributable to lower investment yields on invested assets in our U.S. operations.

  Total Revenues

        Premiums decreased $150.5 million for the Retirement and Income Solutions segment primarily due to lower sales of individual annuities with life contingencies. Premiums increased $117.7 million for the U.S. Insurance Solutions segment primarily resulting from growth in the business. Premiums increased for the Principal International segment primarily in Latin America due to $28.0 million higher sales of single premium annuities with life contingencies in Chile partially offset by $6.3 million weakening of the Chilean peso against the U.S. dollar.

        Fees and other revenues decreased $75.8 million for the Corporate segment primarily due to income on a tax indemnification recognized in 2015. Fees and other revenues decreased $35.5 million for the Retirement and Income Solutions segment primarily due to challenging equity market performance. Fees and other revenues increased $42.3 million for the U.S. Insurance Solutions segment primarily resulting from growth in the business. Fees and other revenues increased $37.7 million for the Principal Global Investors segment primarily due to increased AUM.

        Net investment income increased primarily due to $198.1 million attributable to higher average invested assets in our U.S. operations and a $70.1 million increase in variable investment income. These increases were partially offset by a $75.6 million decrease attributable to lower investment yields on invested assets in our U.S. operations. For additional information, see "Investments — Investment Results — Net Investment Income."

        Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. We had net realized capital gains in 2016 as compared to net realized capital losses in 2015 primarily due to change in derivatives not designated as hedging instruments. For additional information, see "Investments — Investment Results — Net Realized Capital Gains (Losses)."

  Total Expenses

        Benefits, claims and settlement expenses increased for the U.S. Insurance Solutions segment primarily due to a $117.3 million increase resulting from an unfavorable unlocking impact associated with actuarial assumption updates and model refinements in 2016 as compared to a favorable unlocking impact in 2015. Additionally, benefits, claims and settlement expenses increased $90.1 million for the U.S. Insurance Solutions segment resulting from growth in our specialty benefits insurance business.

        Operating expenses increased for the Corporate segment primarily due to $86.4 million of one-time costs incurred to extinguish long-term debt in 2016 and $10.0 million higher interest expense in 2016 associated with the issuance of long-term debt in 2015. These increases were partially offset by a $42.8 million negative impact of a court ruling on some uncertain tax positions in 2015.

  Income Taxes

        The effective income tax rates were 14% and 12% for the years ended December 31, 2016 and 2015, respectively. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Income Taxes — Effective Income Tax Rate" for further discussion.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

  Net Income Available to Common Stockholders

        Net income available to common stockholders increased primarily due to a $105.2 million change in deferred tax balances related to the merger of two of our Chilean legal entities and a $44.2 million impairment of Liongate, an equity method investment, in 2014. These increases were partially offset by a $35.9 million after-tax decrease in gains on sales of real estate investments and joint venture real estate, net losses in 2015 compared to net gains in 2014 resulting from a $17.6 million after-tax decrease in equity securities, trading and a $14.2 million after-tax write-off of unamortized book value on corporate owned real estate in 2015.

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

        Net investment income decreased primarily due to a $97.5 million decrease attributable to lower investment yields on invested assets and cash in our U.S. operations. In addition, net investment income decreased $85.6 million due to the weakening of the Latin American currencies against the U.S. dollar. For additional information, see "Investments — Investment Results — Net Investment Income."

        Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. We had net realized capital losses in 2015 as compared to net realized capital gains in 2014 primarily due to a $55.2 million decrease in gains on sales of real estate investments and joint venture real estate, net losses in 2015 compared to net gains in 2014 resulting from a $25.1 million decrease in equity securities, trading, a $21.9 million write-off of unamortized book value on corporate owned real estate in 2015 and $11.4 million of increased losses on derivatives not designated as hedging instruments. This was partially offset by a $44.2 million impairment of Liongate, an equity method investment, in 2014. For additional information, see "Investments — Investment Results — Net Realized Capital Gains (Losses)."

  Total Expenses

        Benefits, claims and settlement expenses increased $1,391.5 million for the Retirement and Income Solutions segment primarily due to an increase in reserves resulting from higher sales of single premium group and individual annuities with life contingencies.

        Operating expenses increased for the Retirement and Income Solutions segment primarily due to a $30.6 million increase resulting from unfavorable DAC unlocking associated with the review and update of our actuarial assumptions in 2015 and a $26.5 million increase in staff related costs including pension and OPEB. Operating expenses increased $48.1 million for the Principal Global Investors segment primarily due to expenses supporting growth in the business.

  Income Taxes

        The effective income tax rates were 12% and 21% for the years ended December 31, 2015 and 2014, respectively. The effective income tax rate decreased to 12% from 21% for the years ended December 31, 2015 and 2014, respectively, primarily due to a 7% change in deferred tax balances related to the merger of two of our Chilean legal entities and a 4% change in net deferred tax liabilities resulting from the third quarter 2014 enactment of tax legislation in Chile not replicated in 2015, partially offset by the 3% negative impact of a court ruling on some uncertain tax positions. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Income Taxes — Effective Income Tax Rate" for further discussion.

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

        The following table presents the Retirement and Income Solutions segment net revenue for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2016 vs. 2015	2015 vs. 2014
	2016	2015	2014
	(in millions)
Retirement and Income Solutions — Fee	$1,511.1	$1,573.5	$1,563.7	$(62.4)	$9.8
Retirement and Income Solutions — Spread	491.5	437.6	470.2	53.9	(32.6)

Total Retirement and Income Solutions	$2,002.6	$2,011.1	$2,033.9	$(8.5)	$(22.8)

Retirement and Income Solutions Segment Summary Financial Data

        The following table presents certain summary financial data relating to the Retirement and Income Solutions segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2016 vs. 2015	2015 vs. 2014
	2016	2015	2014
	(in millions)
Operating revenues:
Premiums and other considerations	$2,860.9	$3,011.4	$1,584.5	$(150.5)	$1,426.9
Fees and other revenues	1,304.7	1,338.8	1,309.7	(34.1)	29.1
Net investment income	1,985.1	1,816.7	1,905.5	168.4	(88.8)

Total operating revenues	6,150.7	6,166.9	4,799.7	(16.2)	1,367.2
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	4,148.1	4,155.8	2,765.8	(7.7)	1,390.0
Operating expenses	1,208.1	1,271.0	1,182.7	(62.9)	88.3

Total expenses	5,356.2	5,426.8	3,948.5	(70.6)	1,478.3

Pre-tax operating earnings	$794.5	$740.1	$851.2	$54.4	$(111.1)

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

  Pre-Tax Operating Earnings

        Pre-tax operating earnings increased in our Spread business primarily due to a $31.6 million increase due to higher mean account values stemming from growth in the business and a $23.5 million increase in variable investment income. In addition, the segment continues to diligently manage expenses and focus on achieving operational efficiencies where possible.

  Net Revenue

        Net revenue decreased in our Fee business primarily due to a $41.0 million unfavorable impact associated with actuarial assumption updates and model refinements in 2016 and $39.0 million due to challenging equity market performance, partially offset by an $11.5 million increase in variable investment income. Net revenue increased in our Spread business primarily due to a $31.6 million increase due to higher mean account values stemming from growth in the business and a $23.5 million increase in variable investment income.

  Operating Expenses

        Operating expenses decreased in our Fee business primarily due to $51.3 million lower DAC unlocking amortization expense resulting from actuarial assumption updates and model refinements in 2016 compared to 2015 and a $16.8 million third quarter 2015 DAC amortization expense true-up stemming from a decline in market performance. In addition, the segment continues to diligently manage expenses and focus on achieving operational efficiencies where possible.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

  Pre-Tax Operating Earnings

        Pre-tax operating earnings decreased $85.0 million in our Fee business primarily due to a $36.5 million unfavorable DAC unlocking associated with the review and update of our actuarial assumptions in 2015 and a $20.2 million increase in staff related costs including pension and OPEB. Pre-tax operating earnings decreased $26.1 million in our Spread business primarily due to a decrease in variable investment income resulting from a decline in loan prepayment activity and associated fees.

  Net Revenue

        Net revenue decreased $32.6 million in our Spread business primarily due to a decrease in variable investment income resulting from a decline in loan prepayment activity and associated fees. Net revenue increased $9.8 million in our Fee business primarily due to higher fees stemming from growth in the business and an increase in average account values.

  Operating Expenses

        Operating expenses increased $94.8 million in our Fee business primarily due to a $36.5 million unfavorable DAC unlocking associated with the review and update of our actuarial assumptions in 2015 and a $20.2 million increase in staff related costs, including pension and OPEB.

Principal Global Investors Segment

Principal Global Investors Trends

        Our overall AUM increased $29.7 billion in 2016 due to continued strong portfolio management as well as positive net cash flows resulting from strong distribution results. We also continue to expand our global presence and experience success in winning institutional asset management mandates and other deposits.

        The following table provides a summary of Principal Global Investors' affiliated, institutional and retail AUM as of the years indicated:

As of	Affiliated AUM	Institutional AUM	Retail AUM	Total AUM
	(in billions)
December 31, 2016	$179.2	$130.6	$80.7	$390.5
December 31, 2015	164.0	122.0	74.8	360.8
December 31, 2014	157.5	114.0	71.2	342.7

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

        The following table presents the AUM rollforward for assets managed by Principal Global Investors for the periods indicated:

	For the year ended December 31,
	2016	2015	2014
	(in billions)
AUM, beginning of period	$360.8	$342.7	$318.8
Net cash flow (1)	9.0	15.5	6.4
Investment performance (2)	21.7	0.6	19.9
Operations acquired (3)	—	1.9	—
Other (4)	(1.0)	0.1	(2.4)

AUM, end of period	$390.5	$360.8	$342.7

(1)
Positive net cash flows are primarily due to continued strong distribution results.

(2)
Variations in investment performance are primarily the result of fluctuations in market performance over time.

(3)
Reflects assets managed by Principal Global Investors resulting from the acquisition of AXA's MPF and ORSO pension business in September 2015.

(4)
Primarily reflects the transfer of assets between managers and the effect of exchange rates.

        The following table presents certain summary financial data relating to the Principal Global Investors segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2016 vs. 2015	2015 vs. 2014
	2016	2015	2014
	(in millions)
Operating revenues:
Fees and other revenues	$1,373.1	$1,335.4	$1,246.9	$37.7	$88.5
Net investment income	14.0	8.1	10.5	5.9	(2.4)

Total operating revenues	1,387.1	1,343.5	1,257.4	43.6	86.1
Total expenses	937.4	950.6	894.9	(13.2)	55.7
Pre-tax operating earnings attributable to noncontrolling interest	5.9	4.4	12.4	1.5	(8.0)

Pre-tax operating earnings	$443.8	$388.5	$350.1	$55.3	$38.4

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

  Pre-Tax Operating Earnings

        Pre-tax operating earnings increased due to a $31.0 million increase in management fee revenue as a result of increased AUM and a $19.1 million increase in performance fee revenue largely in our real estate business.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

  Pre-Tax Operating Earnings

        Pre-tax operating earnings increased due to $91.0 million higher management fee revenue as a result of increased AUM, approximately $10.0 million from performance fees primarily realized in our real estate business and $8.5 million from our increased ownership in Columbus Circle Investors. These increases were partially offset by $70.0 million increased expenses to support our business.

Principal International Segment

Principal International Trends

        Our Principal International businesses focus on locations with growing middle classes, favorable demographics and increasing long-term savings, ideally with voluntary or mandatory pension markets. With variations depending upon the specific location, we have targeted these markets for sales of retirement and related products and services, including mutual funds, asset management, income annuities and life insurance accumulation products to businesses and individuals.

        We have pursued our international strategy through a combination of acquisitions, start-up operations and joint ventures, which require infusions of capital consistent with our strategy of long-term growth and profitability.

Principal International Segment Summary Financial Data

        AUM is generally a key indicator of earnings growth for the segment, as AUM is the base by which we can generate local currency profits. The Cuprum business in Chile differs in that the majority of fees are collected with each deposit by the mandatory retirement customers, based on a capped salary level, as opposed to asset levels. Net customer cash flow and market performance are the two main drivers of local currency AUM growth. Net customer cash flow reflects our ability to attract and retain client deposits. Market performance reflects the investment returns on our underlying AUM. Our financial results are also impacted by fluctuations of the foreign currency to U.S. dollar exchange rates for the locations in which we have business. AUM of our foreign subsidiaries is translated into U.S. dollar equivalents at the end of the reporting period using the spot foreign exchange rates. Revenue and expenses for our foreign subsidiaries are translated into U.S. dollar equivalents at the average foreign exchange rates for the reporting period.

        The following table presents the Principal International segment AUM rollforward for the years indicated:

	For the year ended December 31,
	2016	2015	2014
	(in billions)
AUM, beginning of period	$109.9	$114.6	$104.5
Net cash flow	9.1	9.3	13.1
Investment performance (1)	9.9	7.7	11.0
Operations acquired (2)	—	4.0	—
Effect of exchange rates	9.1	(27.3)	(13.5)
Other (3)	(0.9)	1.6	(0.5)

AUM, end of period	$137.1	$109.9	$114.6

(1)
Variations in investment performance are primarily the result of fluctuations in market performance over time.

(2)
Reflects the acquisition of AXA's MPF and ORSO pension business in September 2015 and Finansa Asset Management Limited in January 2015.

(3)
Reflects $1.9 billion transfer of CIMB-Principal Islamic Asset Management Sdn. Bhd from Principal Global Investors in April 2015.

        Net revenue is a key metric used to understand the earnings growth for the Principal International segment. The following table presents the net revenue of the Principal International segment for the years indicated.

	For the year ended December 31,			Increase (decrease)
				2016 vs. 2015	2015 vs. 2014
	2016	2015	2014
	(in millions)
Net revenue	$678.0	$655.6	$717.0	$22.4	$(61.4)

        The following table presents certain summary financial data relating to the Principal International segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2016 vs. 2015	2015 vs. 2014
	2016	2015	2014
	(in millions)
Operating revenues:
Premiums and other considerations	$274.6	$252.9	$225.7	$21.7	$27.2
Fees and other revenues	407.4	401.8	438.9	5.6	(37.1)
Net investment income	570.0	565.9	665.2	4.1	(99.3)

Total operating revenues	1,252.0	1,220.6	1,329.8	31.4	(109.2)
Expenses:
Benefits, claims and settlement expenses	574.0	565.0	612.8	9.0	(47.8)
Operating expenses	387.6	387.6	361.8	—	25.8

Total expenses	961.6	952.6	974.6	9.0	(22.0)
Pre-tax operating earnings (losses) attributable to noncontrolling interest	2.3	(3.3)	2.5	5.6	(5.8)

Pre-tax operating earnings	$288.1	$271.3	$352.7	$16.8	$(81.4)

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

  Pre-Tax Operating Earnings

        Pre-tax operating earnings increased in Asia due to $22.4 million from higher earnings in our equity method investment in China. Pre-tax operating earnings decreased in Latin America due to $23.8 million from weakening of currencies against the U.S. dollar. This decrease was partially offset by $22.0 million higher earnings in our equity method investment in Brazil.

  Net Revenue

        Net revenue increased in Asia due to $24.6 million from higher revenues in Hong Kong following the AXA acquisition in September 2015 and $22.4 million higher earnings in our equity method investment in China. Net revenue in Latin America decreased due to $36.4 million weakening of currencies against the U.S. dollar and a $7.4 million unfavorable 2016 impact associated with assumption updates and model refinements in Mexico. These decreases were partially offset by $22.0 million higher earnings in our equity method investment in Brazil.

  Operating Expenses

        Operating expenses increased in Asia due to $22.0 million growth in Hong Kong following the AXA acquisition in September 2015. Operating expenses decreased in Latin America due to $23.0 million intangible asset impairments in our mutual fund company in Brazil during third quarter 2015.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

  Pre-Tax Operating Earnings

        Pre-tax operating earnings decreased in Latin America primarily due to $67.7 million weakening of the currencies against the U.S. dollar, $19.9 million due to unfavorable relative market changes on our required regulatory investment in the pension funds of our Chilean pension company and $18.5 million from the intangible asset impairments in our mutual fund company in Brazil in third quarter 2015. These decreases were partially offset by $40.2 million higher earnings in our equity method investment in Brazil. Pre-tax operating earnings increased in Asia due to $14.2 million higher earnings in our equity method investment in China.

  Net Revenue

        Net revenue decreased in Latin America due to $119.6 million weakening of currencies against the U.S. dollar and $20.9 million unfavorable relative market performance on our required regulatory investments in the pension funds of our Chilean pension company. These decreases were partially offset by $40.2 million higher earnings in our equity method investment in Brazil. Net revenue increased in Asia due to $15.7 million from higher revenues in Hong Kong following the AXA acquisition in September 2015 and $14.2 million higher earnings in our equity method investment in China.

  Operating Expenses

        Operating expenses increased in Latin America due to the $23.0 million intangible asset impairments in our mutual fund company in Brazil in third quarter 2015.

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

        The following table presents the U.S. Insurance Solutions segment premium and fees for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2016 vs. 2015	2015 vs. 2014
	2016	2015	2014
	(in millions)
Specialty benefits insurance	$1,862.3	$1,732.6	$1,591.4	$129.7	$141.2
Individual life insurance	996.1	966.1	935.7	30.0	30.4

U.S. Insurance Solutions Segment Summary Financial Data

        The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2016 vs. 2015	2015 vs. 2014
	2016	2015	2014
	(in millions)
Operating revenues:
Premiums and other considerations	$2,163.6	$2,045.9	$1,913.8	$117.7	$132.1
Fees and other revenues (1)	694.6	652.6	613.1	42.0	39.5
Net investment income	779.1	742.1	735.7	37.0	6.4

Total operating revenues	3,637.3	3,440.6	3,262.6	196.7	178.0
Expenses:
Benefits, claims and settlement expenses (1)	2,220.5	1,964.1	1,842.9	256.4	121.2
Dividends to policyholders (1)	156.2	163.2	176.2	(7.0)	(13.0)
Operating expenses (1)	899.4	883.8	899.4	15.6	(15.6)

Total expenses	3,276.1	3,011.1	2,918.5	265.0	92.6

Pre-tax operating earnings (1)	$361.2	$429.5	$344.1	$(68.3)	$85.4

(1)
For further details related to the impact associated with actuarial assumption updates and model refinements on results for 2016, 2015 and 2014, see "Transactions Affecting Comparability of Results of Operations — Other — Actuarial Assumption Updates."

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

  Pre-Tax Operating Earnings

        Pre-tax operating earnings decreased $98.8 million in our individual life insurance business primarily due to an unfavorable unlocking associated with actuarial assumption updates and model refinements in 2016 as compared to a favorable unlocking in 2015. Pre-tax operating earnings increased in our specialty benefits insurance business primarily due to $16.2 million resulting from growth in the business and $13.6 million related to expense management.

  Operating Revenues

        Premium and fees increased $129.7 million in our specialty benefits insurance business primarily resulting from growth in the business.

  Total Expenses

        Benefits, claims and settlement expenses increased in our individual life insurance business primarily due to a $97.1 million increase resulting from unfavorable unlocking impacts associated with actuarial assumption updates and model refinements in 2016 as compared to favorable unlocking impacts in 2015 and a $28.1 million increase in claims net of reinsurance, largely due to growth in the business. Benefits, claims and settlement expenses increased $98.9 million in our specialty benefits insurance business primarily resulting from growth in the business.

        Operating expenses increased in our specialty benefits insurance business primarily due to a $32.6 million increase resulting from growth in the business, partially offset by a $12.1 million favorable impact from actuarial assumption updates and model refinements in 2016 and a $6.7 million decrease related to a reimbursement of a reinsurance expense allowance in 2015.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

  Pre-Tax Operating Earnings

        Pre-tax operating earnings increased in our individual life insurance business primarily due to $28.7 million from improved mortality, $4.6 million more favorable impact from unlocking associated with assumption updates and model refinements in 2015 than in 2014 and $3.4 million related to improved interest margins. Pre-tax operating earnings increased in our specialty benefits insurance business primarily due to $27.6 million more favorable claim experience, $14.1 million resulting from growth in the business and a $12.2 million favorable impact from assumption updates and model refinements. These increases were partially offset by $12.7 million higher sales related expenses and staff related costs, including pension and OPEB.

  Operating Revenues

        Premium and fees increased $141.2 million in our specialty benefits insurance business primarily resulting from growth in the business.

  Total Expenses

        Benefits, claims and settlement expenses increased $81.7 million in our individual life insurance business primarily due to less favorable impact from unlocking associated with assumption updates and model refinements in 2015. Benefits, claims and settlement expenses increased in our specialty benefits insurance business primarily due to an $85.1 million increase resulting from growth in the business, which was partially offset $27.6 million by more favorable claim experience and an $18.0 million favorable impact from assumption updates and model refinements.

        Operating expenses decreased in our individual life insurance business primarily due to a $98.8 million more favorable impact from unlocking associated with assumption updates and model refinements in 2015 than in 2014, which was partially offset by an increase of $22.9 million resulting from growth in the business. Operating expenses increased in our specialty benefits insurance business primarily due to a $37.9 million increase resulting from growth in the business and $12.7 million higher sales related expenses and staff related costs, including pension and OPEB.

Corporate Segment

Corporate Segment Summary Financial Data

        The following table presents certain summary financial data relating to the Corporate segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2016 vs. 2015	2015 vs. 2014
	2016	2015	2014
	(in millions)
Total operating revenues	$(46.3)	$(50.5)	$(40.3)	$4.2	$(10.2)
Total expenses	150.1	134.7	117.2	15.4	17.5
Pre-tax operating earnings attributable to noncontrolling interest	22.5	7.1	17.5	15.4	(10.4)

Pre-tax operating losses	$(218.9)	$(192.3)	$(175.0)	$(26.6)	$(17.3)

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

  Pre-Tax Operating Losses

        Pre-tax operating losses increased primarily due to an increase in costs associated with financing activities.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

  Pre-Tax Operating Losses

        Pre-tax operating losses increased primarily due to higher interest expense associated with debt issuances that occurred in the second quarter of 2015.

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

Liquidity

        Our liquidity requirements have been and will continue to be met by funds from consolidated operations as well as the issuance of commercial paper, common stock, debt or other capital securities and borrowings from credit facilities. We believe the cash flows from these sources are sufficient to satisfy the current liquidity requirements of our operations, including reasonably foreseeable contingencies.

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

        We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised against the company at inopportune times. For example, as of December 31, 2016, approximately $9.5 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain surrender charges and other provisions limiting early surrenders.

        The following table summarizes the withdrawal characteristics of our domestic general account investment contracts as of December 31, 2016.

	Contractholder funds	Percentage
	(in millions)
Not subject to discretionary withdrawal	$10,499.3	34.6%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	6,950.3	22.9
Market value adjustments	6,188.3	20.4
Subject to discretionary withdrawal without adjustments	6,724.9	22.1

Total domestic investment contracts	$30,362.7	100.0%

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

        As of both December 31, 2016 and December 31, 2015, we had short-term credit facilities with various financial institutions in an aggregate amount of $1,005.0 million. As of December 31, 2016 and December 31, 2015, we had $51.4 million and $181.1 million, respectively, of outstanding borrowings, with no assets pledged as support as of December 31, 2016. During the first quarter of 2016, we extended or renewed $869.0 million of our revolving credit facilities. The facilities and their new maturity dates include a $400.0 million 5-year facility with PFG, PFS and Principal Life as co-borrowers, of which $20.0 million matures March 2020 and $380.0 million matures March 2021, a $300.0 million 364-day facility with Principal Life as borrower that matures March 2017 and a $200.0 million 5-year credit facility, with PFG, PFS, Principal Life and Principal Financial Services V (UK) LTD as co-borrowers, of which $11.0 million matures March 2020 and $189.0 million matures March 2021. The revolving credit facilities are committed and provide 100% back-stop support for our commercial paper program. The $400.0 million facility is supported by sixteen banks through March 2020, reduced to $380.0 million supported by fifteen banks thereafter; the $300.0 million facility is supported by fifteen banks and the $200.0 million facility is supported by fifteen banks through March 2020, reduced to $189.0 million supported by fourteen banks thereafter. Most of the banks have other relationships with us. In addition to the revolving credit facilities, Principal International Chile has the capacity to access up to $60.0 million in unsecured lines of credit offered by Chilean financial institutions and Principal Life has a $45.0 million unsecured line of credit. Due to the financial strength and the strong relationships we have with these providers, we are comfortable we have very low risk the financial institutions would be unable or unwilling to fund these facilities.

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

        Under Iowa law, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Insurance Commissioner of the State of Iowa ("the Commissioner") to pay stockholder dividends or make any other distribution if such distributions would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limits. Extraordinary dividends include those made within the preceding twelve months that exceed the greater of (i) 10% of Principal Life's statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year. Based on statutory results for the year ended December 31, 2016, the dividend limitation for Principal Life is approximately $1,143.3 million in 2017.

        In 2016, total stockholder dividends paid by Principal Life to its parent were $1,175.0 million, of which $650.0 million was extraordinary and approved by the Commissioner. As of December 31, 2016, we had $1,309.8 million of cash and liquid assets held in our holding companies and other subsidiaries, which is available for corporate purposes. Corporate balances held in foreign holding companies meet the indefinite reinvestment exception (see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Income Taxes") such that deferred income taxes are not provided as the accumulated earnings would be used offshore and not otherwise repatriated to the U.S.

        In 2015, total stockholder dividends paid by Principal Life to its parent were $504.4 million, all of which were extraordinary and approved by the Commissioner.

        In 2014, total stockholder dividends paid by Principal Life to its parent were $850.0 million, of which $400.0 million was extraordinary and was approved by the Commissioner.

        Operations.    Our primary consolidated cash flow sources are premiums from insurance products, pension and annuity deposits, asset management fee revenues, administrative services fee revenues, income from investments and proceeds from the sales or maturity of investments. Cash outflows consist primarily of payment of benefits to policyholders and beneficiaries, income and other taxes, current operating expenses, payment of dividends to policyholders, payments in connection with investments acquired, payments made to acquire subsidiaries, payments relating to policy and contract surrenders, withdrawals, policy loans, interest payments and repayment of short-term debt and long-term debt. Our investment strategies are generally intended to provide adequate funds to pay benefits without forced sales of investments. For a discussion of our investment objectives and strategies, see "Investments."

        Cash Flows.    Activity, as reported in our consolidated statements of cash flows, provides relevant information regarding our sources and uses of cash. The following discussion of our operating, investing and financing portions of the cash flows excludes cash flows attributable to the separate accounts.

        Net cash provided by operating activities was $3,857.8 million, $4,377.1 million and $3,102.9 for the years ended December 31, 2016, 2015 and 2014, respectively. Our insurance business typically generates positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The decrease in cash provided by operating activities in 2016 compared to 2015 was the result of fluctuations in receivables and payables associated with the timing of settlements. The increase in cash provided by operating activities in 2015 compared to 2014 was primarily due to growth in the business including higher sales of single premium group annuities and individual annuities with life contingencies.

        Net cash used in investing activities was $5,153.9 million, $3,167.6 million and $1,172.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in cash used in investing activities in 2016 compared to 2015 was the result of increased purchases of available-for-sale securities primarily in the spread businesses. Cash used in investing activities in 2015 compared to 2014 increased due to higher net purchases of fixed maturity securities and the acquisition of AXA's MPF and ORSO pension business in Hong Kong in 2015.

        Net cash provided by financing activities was $1,450.9 million for the year ended December 31, 2016, compared to net cash used in financing activities of $508.6 million and $2,438.1 million for the years ended December 31, 2015 and 2014, respectively. The increase in cash provided by financing activities was the result of net investment contract deposits in 2016 as compared to net investment contract withdrawals in 2015 primarily due to new issuances in the investment only business in 2016. The increase was partially offset by the net redemption of long-term debt in 2016 as compared to the net issuance of long-term debt in 2015. The decrease in cash used in financing activities in 2015 compared to 2014 was the result of decreased net withdrawals of investment contracts and the issuance of long-term debt in 2015. The proceeds of the debt issuance were primarily used for the redemption of preferred stock in 2015.

        Shelf Registration.    On May 7, 2014, our shelf registration statement was filed with the SEC and became effective. The shelf registration replaced the shelf registration that had been in effect since May 2011. Under our current shelf registration, we have the ability to issue, in unlimited amounts, unsecured senior debt securities or subordinated debt securities; junior subordinated debt; preferred stock; common stock; warrants; depository shares; stock purchase contracts and stock purchase units of PFG; trust preferred securities of three subsidiary trusts and guarantees by PFG of these trust preferred securities. Our wholly owned subsidiary, PFS, may guarantee, fully and unconditionally or otherwise, our obligations with respect to any non-convertible securities, other than common stock, described in the shelf registration. For information on senior notes issued from our shelf registration, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 9, Debt."

        Short-Term Debt.    For short-term debt information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 9, Debt."

        Long-Term Debt.    On November 10, 2016, we issued $650.0 million of senior notes, in two tranches. The proceeds from the issuance of these notes were used to redeem our notes payable due in 2017 and 2019. On November 18 and December 5, 2016, we used available cash to purchase approximately $94.4 million in aggregate principal amount of our senior notes due in 2036. On May 7, 2015, we issued $400.0 million of senior notes and $400.0 million of junior subordinated notes, which are subordinated to all our senior debt. The proceeds from these notes were used primarily to redeem our series A and series B preferred stock. For additional long-term debt information regarding these debt issuances, purchases and redemptions, and all outstanding long-term debt, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 9, Debt."

        Stockholders' Equity.    On June 30, 2015, we redeemed our 3.0 million shares of series A preferred stock for $300.0 million and our 10.0 million shares of series B preferred stock for $250.0 million. Proceeds from the issuance of our common stock were $37.8 million, $76.1 million and $77.5 million in 2016, 2015 and 2014, respectively.

        The following table summarizes our return of capital to common stockholders.

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Dividends to stockholders	$464.9	$441.0	$376.6
Repurchase of common stock	277.3	300.6	222.7

Total cash returned to stockholders	$742.2	$741.6	$599.3

Number of shares repurchased	6.7	6.0	4.7

        For additional stockholders' equity information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 13, Stockholders' Equity."

Capitalization

        The following table summarizes our capital structure:

	December 31, 2016	December 31, 2015
	($ in millions)
Debt:
Short-term debt	$51.4	$181.1
Long-term debt	3,125.7	3,265.2

Total debt	3,177.1	3,446.3
Equity excluding AOCI	10,902.5	10,194.1

Total capitalization excluding AOCI	$14,079.6	$13,640.4

Debt to equity excluding AOCI	29%	34%
Debt to capitalization excluding AOCI	23%	25%

Contractual Obligations

        The following table presents payments due by period for long-term contractual obligations as of December 31, 2016.

		Payments due in year ending
Contractual obligations (1)	Total payments	2017	2018 - 2019	2020 - 2021	2022 and thereafter
			(in millions)
Contractholder funds (2)	$85,302.1	$6,441.9	$9,628.8	$7,972.8	$61,258.6
Future policy benefits and claims (3)	45,660.4	2,641.5	4,903.0	4,606.4	33,509.5
Long-term debt (4)	3,125.7	—	—	—	3,125.7
Certificates of deposit (5)	615.2	304.6	173.5	136.9	0.2
Other long-term liabilities (6)	2,137.9	1,664.4	158.1	138.0	177.4
Capital leases (7)	6.7	3.0	3.0	0.5	0.2
Long-term debt interest (4)	2,783.5	143.7	281.3	265.8	2,092.7
Operating leases (8)	164.4	45.2	54.7	26.9	37.6
Purchase obligations (9)	795.9	761.4	34.5	—	—

Total contractual obligations	$140,591.8	$12,005.7	$15,236.9	$13,147.3	$100,201.9

(1)
Contractual obligations exclude short-term liabilities, other policyholder funds, taxes and short-term debt as these are not long-term and/or not contractual in nature. Contractual obligations also exclude obligations under our pension and OPEB plans as we do not anticipate contributions will be needed to satisfy the minimum funding requirements of ERISA for our qualified pension plan. In addition, separate account liabilities are excluded. Separate account liabilities represent the fair market value of the assets of the funds that are separately administered by us. Generally, the separate account contract owner, rather than us, bears the investment risk of these funds. The separate account liabilities are legally segregated and are not subject to claims that arise out of any other business of ours. Net deposits, net investment income and realized and unrealized capital gains and losses on the separate accounts are not reflected in the consolidated statements of operations. The separate account obligations will be fully funded by cash flows from the separate account assets.

(2)
Contractholder funds include GICs, funding agreements, individual fixed annuities, universal life insurance and other investment contracts. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 8, Insurance Liabilities" for additional information.

Amounts included in the contractholder funds line item reflect estimated cash payments to be made to policyholders. The sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount included in our consolidated statements of financial position as of December 31, 2016. The liability amount in our consolidated statements of financial position reflects either the account value (in the case of individual fixed annuities, universal life insurance and GICs) or the par value plus accrued interest and other adjustments (in the case of funding agreements and other investment contracts).

(3)
Amounts included in the future policy benefits and claims line item reflect estimated cash payments to be made to policyholders. The sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount included in our consolidated statements of financial position as of December 31, 2016. The liability amount in our consolidated statements of financial position reflects estimated cash payments to policyholders, reductions for expected future premiums, assumptions with regard to the timing of cash payments and discounting for interest.

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

        We report the net funded status of our pension and OPEB plans in the consolidated statements of financial position. The net funded status represents the difference between the fair value of plan assets and the projected benefit obligation for pension and OPEB plans. The measurement of the net funded status can vary based upon the fluctuations in the fair value of the plan assets and the actuarial assumptions used for the plans as discussed below. The net underfunded status of the pension and OPEB obligation was $346.6 million pre-tax and $424.6 million pre-tax as of December 31, 2016 and 2015, respectively. Nonqualified pension plan assets are not included as part of the funding status mentioned above. The nonqualified pension plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The assets held in a Rabbi trust are available to satisfy the claims of general creditors only in the event of bankruptcy. Therefore, these assets are fully consolidated in our consolidated statements of financial position and are not reflected in our funded status as they do not qualify as plan assets under U.S. GAAP. The market value of assets held in these trusts was $341.0 million and $330.8 million as of December 31, 2016 and 2015, respectively.

        Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contributions required under ERISA and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. We do not anticipate contributions will be needed to satisfy the minimum funding requirements of ERISA for our qualified pension plan. We are unable to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2017 up to $125 million. This includes funding for both our qualified and nonqualified pension plans. We may contribute to our OPEB plans in 2017 pending further analysis.

Contractual Commitments

        In connection with our banking business, we have made commitments to extend credit under home equity lines of credit, which are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A majority of these lines of credit are expected to expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash funding requirements. We evaluate each customer's creditworthiness on a case-by-case basis. The total commitments to fund home equity loans were $3.4 million as of December 31, 2016.

        We have made commitments to provide liquidity for certain benefit plans transitioning to us from another provider. As funds from the plans become available, they will be used to pay down outstanding balances. As of December 31, 2016, the amount of unfunded commitments was $17.0 million.

        We have made commitments to fund certain limited partnerships and other funds interests in which we are not the general partner or investment manager. As of December 31, 2016, the amount of unfunded commitments was $658.1 million. We are only required to fund additional equity under these commitments when called upon to do so by the partnership or fund; therefore, these commitments are not liabilities on our consolidated statements of financial position.

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

        Guarantees and Indemnifications.    As of December 31, 2016, no significant changes to guarantees and indemnifications have occurred since December 31, 2015. For guarantee and indemnification information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Contingencies, Guarantees and Indemnifications" under the caption, "Guarantees and Indemnifications."

Financial Strength and Credit Ratings

        Our ratings are influenced by the relative ratings of our peers/competitors as well as many other factors including our operating and financial performance, capital levels, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage and other factors.

        In January 2017, A.M. Best affirmed the financial strength ratings of Principal Life and PNLIC at 'A+'. The outlook remains 'stable' for all ratings. The affirmation reflects continued solid risk-adjusted capitalization, well-managed balance sheet, strong business profile and consistently favorable operating results.

        In November 2016, Moody's affirmed the financial strength ratings of Principal Life and PNLIC at 'A1'. The outlook remains 'stable'. The affirmation is based on the leading, broad-based position of Principal Life in the U.S. group pension market, with earnings diversification from retail life and annuity businesses.

        In October 2016, Fitch affirmed the financial strength ratings of Principal Life and PNLIC at 'AA–'. The outlook remains 'stable'. The affirmation reflects PFG's strong capitalization and stable, balanced operating profitability, partially offset by above-average exposure to direct mortgages, structured mortgage securities and direct real estate investments.

        In April 2016, S&P affirmed PFG's credit ratings and the financial strength ratings of Principal Life and PNLIC at 'A+'. The outlook remains 'stable' for all ratings. Principal Life's enterprise risk management rating was affirmed as 'Strong'. The rating affirmation reflects S&P's view that we are a leading competitor in the U.S. small to midsize 401(k) market, with strong asset management and insurance solution capabilities, strong competitive position supported by respected brand, diversified and sophisticated product portfolio and positive operating performance.

        A.M. Best, Moody's and Fitch have changed their outlook on the U.S. life insurance sector to 'negative' from 'stable'. Continued low interest rates, an uncertain regulatory environment, exposure to asset management and international risks and low domestic growth are pressuring the sector. S&P maintains a 'stable' outlook on the U.S. life insurance sector. S&P's view is that insurers have strong levels of capital that will offset credit quality impacts from the interest rate environment. Any deterioration in capitalization will not be to a level that will impact near-term ratings.

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

	A.M. Best	Fitch	S&P Global	Moody's
Principal Financial Group
Senior Unsecured Debt (1)	a–		BBB+	Baa2
Junior Subordinated Debt (2)	bbb+		BBB	Baa3
Principal Financial Services
Senior Unsecured Debt	a–		BBB+	Baa1
Commercial Paper	AMB-1		A-2	P-2
Principal Life Insurance Company
Insurer Financial Strength	A+	AA–	A+	A1
Issuer Credit Rating	aa–
Commercial Paper	AMB-1+		A-1+	P-1
Enterprise Risk Management Rating			Strong
Principal National Life Insurance Company
Insurer Financial Strength	A+	AA–	A+	A1

(1)
Principal Financial Group's senior debt issuance has been rated "Baa1" by Moody's.

(2)
Principal Financial Group's junior subordinated debt issuance has been rated "BBB–" by S&P Global and "Baa2" by Moody's.

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

        As of December 31, 2016, 41% of our net assets (liabilities) were Level 1, 55% were Level 2 and 4% were Level 3. Excluding separate account assets as of December 31, 2016, 3% of our net assets (liabilities) were Level 1, 96% were Level 2 and 1% were Level 3.

        As of December 31, 2015, 39% of our net assets (liabilities) were Level 1, 57% were Level 2 and 4% were Level 3. Excluding separate account assets as of December 31, 2015, 4% of our net assets (liabilities) were Level 1, 95% were Level 2 and 1% were Level 3.

Changes in Level 3 Fair Value Measurements

        Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2016, were $7,779.6 million as compared to $7,318.6 million as of December 31, 2015. The increase was primarily related to gains on other invested assets and real estate included in our separate account assets and net purchases of certain structured securities. The increase was partially offset by net sales in our separate accounts assets.

        Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2015, were $7,318.6 million as compared to $6,350.1 million as of December 31, 2014. The increase was primarily related to gains on other invested assets and real estate included in our separate account assets.

Investments

        We had total consolidated assets as of December 31, 2016, of $228,014.3 million, of which $75,835.5 million were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk; therefore, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

        Invested assets as of December 31, 2016, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans. The remainder is invested in other investments, equity securities, real estate and residential mortgage loans. In addition, policy loans are included in our invested assets.

	December 31, 2016		December 31, 2015
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$39,170.3	52%	$35,308.9	50%
Private	16,074.2	21	15,344.4	22
Equity securities	1,512.3	2	1,307.2	2
Mortgage loans:
Commercial	12,027.8	16	11,237.8	16
Residential	1,202.4	1	1,101.6	2
Real estate held for sale	130.7	—	169.7	—
Real estate held for investment	1,238.1	2	1,282.1	2
Policy loans	823.8	1	817.1	1
Other investments	3,655.9	5	3,251.7	5

Total invested assets	75,835.5	100%	69,820.5	100%

Cash and cash equivalents	2,719.6		2,564.8

Total invested assets and cash	$78,555.1		$72,385.3

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

	For the year ended December 31,						Increase (decrease)
	2016		2015		2014		2016 vs. 2015		2015 vs. 2014
	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturities	4.4%	$2,274.0	4.5%	$2,153.2	4.9%	$2,311.7	(0.1)%	$120.8	(0.4)%	$(158.5)
Equity securities	3.6	51.5	4.4	50.2	7.6	68.4	(0.8)	1.3	(3.2)	(18.2)
Mortgage loans — commercial	4.4	513.4	4.6	505.8	5.2	541.4	(0.2)	7.6	(0.6)	(35.6)
Mortgage loans — residential	5.3	60.5	6.3	69.3	7.6	89.5	(1.0)	(8.8)	(1.3)	(20.2)
Real estate	9.1	127.9	6.9	97.1	7.9	103.8	2.2	30.8	(1.0)	(6.7)
Policy loans	5.6	46.3	5.6	46.3	5.8	49.4	—	—	(0.2)	(3.1)
Cash and cash equivalents	0.5	14.2	0.4	8.5	0.3	6.5	0.1	5.7	0.1	2.0
Other investments	8.5	293.1	6.1	198.7	5.3	164.1	2.4	94.4	0.8	34.6

Total	4.6	3,380.9	4.5	3,129.1	4.9	3,334.8	0.1	251.8	(0.4)	(205.7)
Investment expenses	(0.1)	(84.4)	(0.1)	(77.0)	(0.1)	(76.9)	—	(7.4)	—	(0.1)

Net investment income	4.5%	$3,296.5	4.4%	$3,052.1	4.8%	$3,257.9	0.1%	$244.4	(0.4)%	$(205.8)

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

        Net investment income increased primarily due to higher average invested assets in our U.S. operations and an increase in variable investment income primarily related to the sale of joint venture real estate and certain other real estate. These increases were partially offset by lower investment yields on invested assets in our U.S. operations.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

        Net investment income decreased primarily due to lower investment yields and prepayments on invested assets and cash in our U.S. operations. In addition, net investment income decreased due to the weakening of the Latin American currencies against the U.S. dollar, lower inflation-based investment returns on average invested assets and cash as a result of lower inflation in Chile and unfavorable relative market performance on our required regulatory investment in the pension funds of our Chilean pension company.

Net Realized Capital Gains (Losses)

        The following table presents the contributors to net realized capital gains and losses for the years indicated.

	For the year ended December 31,			Increase (decrease)
				2016 vs. 2015	2015 vs. 2014
	2016	2015	2014
	(in millions)
Fixed maturities, available-for-sale — credit impairments (1)	$(96.5)	$(30.2)	$(87.1)	$(66.3)	$56.9
Commercial mortgages — credit impairments	(1.2)	(3.4)	1.3	2.2	(4.7)
Other — credit impairments	4.0	3.6	(0.6)	0.4	4.2
Fixed maturities, available-for-sale and trading — noncredit	49.9	1.6	67.5	48.3	(65.9)
Derivatives and related hedge activities	179.1	(22.6)	(11.2)	201.7	(11.4)
Other gains (losses)	35.8	(0.1)	44.8	35.9	(44.9)

Net realized capital gains (losses)	$171.1	$(51.1)	$14.7	$222.2	$(65.8)

(1)
Includes credit impairments as well as losses on sales of fixed maturities to reduce credit risk, net of realized credit recoveries on the sale of previously impaired securities. Credit gains on sales, excluding associated foreign currency fluctuations that are included in derivatives and related hedging activities, were a net gain of $0.2 million, $0.3 million and $0.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

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

        Derivatives and related hedge activities had net gains in 2016 as compared to net losses in 2015 primarily due to increased gains on interest rate swap derivatives not designated as hedging instruments due to changes in interest rates. In addition, currency forwards and currency swaps had gains in 2016 versus losses in 2015 due to changes in exchange rates and on credit related derivatives.

        Other gains (losses) reflected gains in 2016 as compared to losses in 2015 primarily due to a write-off of unamortized book value on corporate owned real estate in 2015 and gains in 2016 versus losses in 2015 on equity securities, trading.

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

        Net realized capital losses on derivatives and related hedge activities increased primarily due to losses versus gains on the GMWB embedded derivative, including changes in the spread reflecting our own creditworthiness, and related hedging instruments. This was partially offset by decreased losses on credit related derivatives.

        Other gains (losses) reflected losses in 2015 as compared to gains in 2014 primarily due to decreased gains on sales of real estate investments and joint venture real estate and a write-off of unamortized book value on corporate owned real estate in 2015. This was partially offset by an impairment of Liongate, an equity method investment, in 2014.

U.S. Investment Operations

        Of our invested assets, $68,808.2 million were held by our U.S. operations as of December 31, 2016. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect policyholders' benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing the credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

  •
  credit risk, relating to the uncertainty associated with the continued ability of an obligor to make timely payments of principal and interest and

  •
  interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves.

        Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of December 31, 2016, eleven members served on the Investment Committee, one of whom is a member of our Board of Directors. The remaining members were senior management members representing various areas of our company.

        We purchase credit default swaps to hedge certain credit exposures in our investment portfolio and total return swaps and futures to hedge a portion of our investment portfolio from credit losses. We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $176.5 million and $213.2 million, total return swaps with a notional of $90.0 million and $90.0 million, and futures with a notional of $11.9 million and $13.1 million as of December 31, 2016 and December 31, 2015, respectively. We sell credit default swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 5, Derivative Financial Instruments" under the caption, "Credit Derivatives Sold."

        We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

        The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, were $2,075.9 million and 3.5%, respectively, as of December 31, 2016 and $1,554.9 million and 3.9%, respectively, as of December 31, 2015. In addition, the amortized cost and weighted average yield of residential mortgage-backed pass-through securities, residential collateralized mortgage obligations, and asset-backed securities — home equity with material prepayment risk were $4,891.3 million and 3.2%, respectively, as of December 31, 2016 and $4,391.9 million and 3.3%, respectively, as of December 31, 2015.

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

	Weighted average loan-to-value ratio		Debt service coverage ratio
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
New mortgages	52%	50%	2.6X	3.1X
Entire mortgage portfolio	46%	46%	2.7X	2.7X

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

	December 31, 2016		December 31, 2015
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$35,524.8	52%	$31,756.0	50%
Private	16,065.2	23	15,342.8	24
Equity securities	342.6	1	306.2	1
Mortgage loans:
Commercial	11,940.5	17	11,194.9	18
Residential	680.5	1	596.1	1
Real estate held for sale	128.7	—	166.8	—
Real estate held for investment	1,236.5	2	1,280.4	2
Policy loans	800.7	1	796.3	1
Other investments	2,088.7	3	1,877.4	3

Total invested assets	68,808.2	100%	63,316.9	100%

Cash and cash equivalents	2,335.5		2,292.9

Total invested assets and cash	$71,143.7		$65,609.8

Fixed Maturities

        Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities. Included in the privately placed category as of December 31, 2016 and December 31, 2015, were $11.2 billion and $10.4 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

        Fixed maturities were diversified by category of issuer, as shown in the following table for the years indicated.

	December 31, 2016		December 31, 2015
	Carrying amount	Percent of total	Carrying amount	Percent of total
	($ in millions)
U.S. government and agencies	$1,415.7	3%	$1,649.0	3%
States and political subdivisions	5,625.6	11	4,784.1	10
Non-U.S. governments	542.0	1	423.9	1
Corporate — public	19,117.9	37	16,407.7	35
Corporate — private	12,140.2	23	12,049.1	26
Residential mortgage-backed pass-through securities	2,842.5	5	2,640.2	6
Commercial mortgage-backed securities	4,070.2	8	3,860.4	8
Residential collateralized mortgage obligations	1,827.8	4	1,556.4	3
Asset-backed securities	4,008.1	8	3,728.0	8

Total fixed maturities	$51,590.0	100%	$47,098.8	100%

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

        We purchase ABS to diversify the overall credit risks of the fixed maturities portfolio and to provide attractive returns. The principal risks in holding ABS are structural and credit risks. Structural risks include the security's priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from the collateral and the potential for prepayments. Credit risks involve collateral and issuer/servicer risk where collateral and servicer performance may deteriorate. Our ABS portfolio is diversified both by type of asset and by issuer. We actively monitor holdings of ABS to recognize adverse changes in the risk profile of each security. Prepayments in the ABS portfolio are, in general, insensitive to changes in interest rates or are insulated from such changes by call protection features. In the event we are subject to prepayment risk, we monitor the factors that impact the level of prepayment and prepayment speed for those ABS. In addition, we hold a diverse class of securities, which limits our exposure to any one security.

        The international exposure held in our U.S. operation's fixed maturities portfolio was 21% of total fixed maturities as of December 31, 2016 and 22% as of December 31, 2015. It is comprised of corporate and foreign government fixed maturities. The following table presents the carrying amount of our international exposure for our U.S. operation's fixed maturities portfolio for the years indicated.

	December 31, 2016	December 31, 2015
	(in millions)
European Union, excluding UK	$3,419.4	$3,247.1
United Kingdom	2,282.4	2,293.2
Asia-Pacific	1,517.1	1,469.1
Australia/New Zealand	1,338.4	1,162.0
Latin America	950.4	885.9
Europe, non-European Union	740.4	824.3
Middle East and Africa	365.3	304.3
Other (1)	261.7	266.5

Total	$10,875.1	$10,452.4

(1)
Includes exposure from two countries and various supranational organizations as of both December 31, 2016, and December 31, 2015.

        International fixed maturities exposure is determined by the country of domicile of the parent entity of an individual asset. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of December 31, 2016 and December 31, 2015, our investments in Canada totaled $1,604.5 million and $1,310.5 million, respectively.

        Fixed Maturities Credit Concentrations.    One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The following table presents our top ten exposures as of December 31, 2016.

Amortized cost
(in millions)
Berkshire Hathaway Inc.	$217.5
Wells Fargo & Company	203.9
Duke Energy Corporation	191.2
Mars, Incorporated	182.4
Province of Quebec	180.9
Comcast Corporation	178.0
Citigroup Inc.	166.8
Verizon Communications Inc.	164.2
General Electric Company	161.9
Bank of America Corporation	160.8

Total top ten exposures	$1,807.6

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

        The Securities Valuation Office ("SVO") of the NAIC monitors the bond investments of insurers for regulatory capital and reporting purposes and, when required, assigns securities to one of six categories referred to as NAIC designations. Although NAIC designations are not produced to aid the investment decision making process, NAIC designations may serve as a reasonable proxy for Nationally Recognized Statistical Rating Organizations' ("NRSRO") credit ratings for certain bonds. For most corporate bonds, NAIC designations 1 and 2 include bonds generally considered investment grade by such rating organizations. Bonds are considered investment grade when rated "Baa3" or higher by Moody's, or "BBB–" or higher by S&P. NAIC designations 3 through 6 include bonds generally referred to as below investment grade. Bonds are considered below investment grade when rated "Ba1" or lower by Moody's, or "BB+" or lower by S&P.

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

        The following table presents our total fixed maturities by NAIC designation as of the years indicated as well as the percentage, based on fair value, that each designation comprises.

	December 31, 2016			December 31, 2015
NAIC designation	Amortized cost	Carrying amount	Percent of carrying amount	Amortized cost	Carrying amount	Percent of carrying amount
	($ in millions)
1	$33,198.2	$34,031.5	66%	$29,661.4	$30,712.8	65%
2	13,614.9	14,155.0	27	12,562.1	12,827.2	27
3	2,578.5	2,611.8	6	2,932.2	2,829.1	7
4	640.9	604.3	1	606.4	547.3	1
5	148.6	120.4	—	219.6	139.7	—
6	80.9	67.0	—	46.5	42.7	—

Total fixed maturities	$50,262.0	$51,590.0	100%	$46,028.2	$47,098.8	100%

        Fixed maturities included 25 securities with an amortized cost of $397.4 million, gross gains of $22.2 million, gross losses of $8.6 million and a carrying amount of $411.0 million as of December 31, 2016, that were still pending a review and assignment of a designation by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, we will always have securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent designation is assigned based on our fixed income analyst's assessment.

        Commercial Mortgage-Backed Securities.    As of December 31, 2016, based on amortized cost, 97% of our CMBS portfolio had an NAIC designation of 1 and 68% was issued during the more conservative underwriting periods prior to 2005 and after 2008.

        The following tables present our exposure by credit quality, based on NAIC designations, and vintage for our CMBS portfolio as of the years indicated.

	December 31, 2016
	2004 and prior		2005 to 2008		2009 and after		Total
NAIC designation	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
1	$105.2	$108.9	$1,183.7	$1,180.7	$2,698.4	$2,657.6	$3,987.3	$3,947.2
2	—	—	19.8	19.3	—	—	19.8	19.3
3	—	—	16.2	14.6	—	—	16.2	14.6
4	7.7	7.3	64.8	57.1	—	—	72.5	64.4
5	2.1	1.4	16.7	13.7	—	—	18.8	15.1
6	1.8	1.9	9.7	7.7	—	—	11.5	9.6

Total (1)	$116.8	$119.5	$1,310.9	$1,293.1	$2,698.4	$2,657.6	$4,126.1	$4,070.2

(1)
The CMBS portfolio included agency CMBS with a $393.3 million amortized cost and a $389.0 million carrying amount.

	December 31, 2015
	2004 and prior		2005 to 2008		2009 and after		Total
NAIC designation	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
1	$170.8	$181.6	$1,561.8	$1,581.3	$1,848.9	$1,828.3	$3,581.5	$3,591.2
2	0.9	0.9	66.1	66.7	1.2	1.2	68.2	68.8
3	—	—	90.6	88.7	—	—	90.6	88.7
4	4.4	4.2	45.8	38.7	—	—	50.2	42.9
5	3.9	2.2	63.6	53.8	—	—	67.5	56.0
6	3.0	3.3	11.6	9.5	—	—	14.6	12.8

Total (1)	$183.0	$192.2	$1,839.5	$1,838.7	$1,850.1	$1,829.5	$3,872.6	$3,860.4

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

	December 31, 2016	December 31, 2015
	($ in millions)
Total fixed maturities (public and private)	$51,590.0	$47,098.8

Problem fixed maturities (1)	$74.1	$71.8
Potential problem fixed maturities	154.8	172.0

Total problem, potential problem and restructured fixed maturities	$228.9	$243.8

Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	0.44%	0.52%

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

        We consider relevant facts and circumstances in evaluating whether a credit or interest rate- related impairment of a security is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events; (4) for structured securities, the adequacy of the expected cash flows and (5) our intent to sell the security or whether it is more likely than not we will be required to sell the security before recovery of its amortized cost which, in some cases, may extend to maturity. To the extent we determine a security is deemed to be other than temporarily impaired, an impairment loss is recognized. For additional details, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4, Investments."

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

        The net realized loss relating to other-than-temporary credit impairments and credit related sales of fixed maturities was $95.1 million, $30.3 million, and $83.7 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Fixed Maturities Available-for-Sale

        The following tables present our fixed maturities available-for-sale by industry category and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in AOCI, as of the years indicated.

	December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Banking	$4,214.3	$92.1	$80.0	$4,226.4
Finance — Brokerage	333.8	12.2	2.3	343.7
Finance — Finance Companies	283.9	5.8	0.4	289.3
Finance — Financial Other	498.2	39.9	1.6	536.5
Finance — Insurance	2,380.6	197.7	14.4	2,563.9
Finance — REITS	1,141.8	28.7	13.8	1,156.7
Industrial — Basic Industry	1,135.4	49.0	13.3	1,171.1
Industrial — Capital Goods	1,860.6	100.4	13.3	1,947.7
Industrial — Communications	2,403.5	203.7	11.7	2,595.5
Industrial — Consumer Cyclical	1,525.7	67.8	4.0	1,589.5
Industrial — Consumer Non-Cyclical	3,485.3	145.5	31.3	3,599.5
Industrial — Energy	2,722.6	178.6	47.8	2,853.4
Industrial — Other	284.9	13.7	—	298.6
Industrial — Technology	1,292.2	40.7	5.3	1,327.6
Industrial — Transportation	1,428.5	52.7	26.7	1,454.5
Utility — Electric	3,189.6	167.1	44.2	3,312.5
Utility — Natural Gas	322.7	13.7	2.9	333.5
Utility — Other	255.0	15.5	—	270.5
Government guaranteed	1,182.5	100.3	8.7	1,274.1

Total corporate securities	29,941.1	1,525.1	321.7	31,144.5
Residential mortgage-backed pass-through securities	2,786.8	66.4	30.6	2,822.6
Commercial mortgage-backed securities	4,124.2	31.1	87.0	4,068.3
Residential collateralized mortgage obligations	1,822.9	14.4	23.6	1,813.7
Asset-backed securities — Home equity (1)	247.6	14.0	8.8	252.8
Asset-backed securities — All other	2,995.3	8.6	17.3	2,986.6
Collateralized debt obligations — Credit	52.0	—	21.7	30.3
Collateralized debt obligations — CMBS	0.3	—	—	0.3
Collateralized debt obligations — Loans	727.3	2.8	2.6	727.5

Total mortgage-backed and other asset-backed securities	12,756.4	137.3	191.6	12,702.1
U.S. government and agencies	1,409.3	17.1	10.7	1,415.7
States and political subdivisions	5,460.4	192.4	86.9	5,565.9
Non-U.S. governments	475.0	71.7	4.7	542.0

Total fixed maturities, available-for-sale	$50,042.2	$1,943.6	$615.6	$51,370.2

(1)
This exposure is all related to sub-prime mortgage loans.

	December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Banking	$3,726.1	$103.9	$121.1	$3,708.9
Finance — Brokerage	275.0	13.9	1.7	287.2
Finance — Finance Companies	191.2	3.5	1.0	193.7
Finance — Financial Other	476.8	47.3	1.3	522.8
Finance — Insurance	2,211.9	191.2	16.2	2,386.9
Finance — REITS	826.0	26.6	6.7	845.9
Industrial — Basic Industry	1,305.7	31.3	87.2	1,249.8
Industrial — Capital Goods	1,782.1	101.8	13.8	1,870.1
Industrial — Communications	2,271.1	168.8	20.2	2,419.7
Industrial — Consumer Cyclical	1,454.7	52.8	8.5	1,499.0
Industrial — Consumer Non-Cyclical	3,210.3	137.6	15.4	3,332.5
Industrial — Energy	2,801.8	81.6	228.3	2,655.1
Industrial — Other	313.1	11.5	1.7	322.9
Industrial — Technology	1,239.8	28.4	5.7	1,262.5
Industrial — Transportation	1,111.3	39.0	21.1	1,129.2
Utility — Electric	2,806.6	162.6	23.8	2,945.4
Utility — Natural Gas	240.5	9.6	2.2	247.9
Utility — Other	235.9	14.6	0.3	250.2
Government guaranteed	1,121.7	92.8	20.1	1,194.4

Total corporate securities	27,601.6	1,318.8	596.3	28,324.1
Residential mortgage-backed pass-through securities	2,537.2	89.0	11.9	2,614.3
Commercial mortgage-backed securities	3,870.3	65.3	77.5	3,858.1
Residential collateralized mortgage obligations	1,496.9	18.3	11.0	1,504.2
Asset-backed securities — Home equity (1)	279.7	14.5	10.5	283.7
Asset-backed securities — All other	2,753.1	6.4	13.9	2,745.6
Collateralized debt obligations — Credit	52.2	—	19.4	32.8
Collateralized debt obligations — CMBS	3.3	0.1	—	3.4
Collateralized debt obligations — Loans	633.3	1.3	7.2	627.4

Total mortgage-backed and other asset-backed securities	11,626.0	194.9	151.4	11,669.5
U.S. government and agencies	1,434.7	23.3	8.2	1,449.8
States and political subdivisions	4,477.5	234.5	19.3	4,692.7
Non-U.S. governments	349.6	77.1	2.8	423.9

Total fixed maturities, available-for-sale	$45,489.4	$1,848.6	$778.0	$46,560.0

(1)
This exposure is all related to sub-prime mortgage loans.

        Of the $615.6 million in gross unrealized losses as of December 31, 2016, $17.7 million in losses were attributed to securities scheduled to mature in one year or less, $29.4 million attributed to securities scheduled to mature between one to five years, $74.0 million attributed to securities scheduled to mature between five to ten years, $302.9 million attributed to securities scheduled to mature after ten years and $191.6 million related to mortgage-backed and other ABS that are not classified by maturity year. As of December 31, 2016, we were in a $1,328.0 million net unrealized gain position as compared to a $1,070.6 million net unrealized gain position as of December 31, 2015. The $257.4 million increase in net unrealized gains for the year ended December 31, 2016, can primarily be attributed to tightening of credit spreads, partially offset by an approximate 9 basis point increase in interest rates.

        Fixed Maturities Available-for-Sale Unrealized Losses.    We believe our long-term fixed maturities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year, we direct the majority of our net cash inflows into investment grade fixed maturities. Our current policy is to limit the percentage of cash flow invested in below investment grade assets to 10% of cash flow.

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

        The following table presents our fixed maturities available-for-sale by investment grade and below investment grade and the associated gross unrealized gains and losses, including the other-than-temporary impairment losses reported in AOCI, as of the years indicated.

	December 31, 2016				December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Investment grade:
Public	$32,818.8	$1,347.3	$368.8	$33,797.3	$28,703.7	$1,285.3	$327.9	$29,661.1
Private	13,814.6	508.1	113.2	14,209.5	13,025.3	505.3	146.2	13,384.4
Below investment grade:
Public	1,617.5	47.0	62.0	1,602.5	1,844.1	20.2	170.4	1,693.9
Private	1,791.3	41.2	71.6	1,760.9	1,916.3	37.8	133.5	1,820.6

Total fixed maturities, available-for-sale	$50,042.2	$1,943.6	$615.6	$51,370.2	$45,489.4	$1,848.6	$778.0	$46,560.0

        The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, on investment grade fixed maturities available-for-sale by aging category as of the years indicated.

	December 31, 2016
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$9,056.5	$230.1	$3,335.5	$61.9	$12,392.0	$292.0
Greater than three to six months	985.0	55.9	512.5	18.6	1,497.5	74.5
Greater than six to nine months	79.5	1.0	58.9	0.9	138.4	1.9
Greater than nine to twelve months	93.7	7.9	176.0	6.5	269.7	14.4
Greater than twelve to twenty-four months	512.4	17.1	292.2	5.8	804.6	22.9
Greater than twenty-four to thirty-six months	108.1	4.4	38.8	3.8	146.9	8.2
Greater than thirty-six months	397.7	52.4	231.5	15.7	629.2	68.1

Total fixed maturities, available-for-sale	$11,232.9	$368.8	$4,645.4	$113.2	$15,878.3	$482.0

	December 31, 2015
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$4,768.8	$56.7	$2,748.9	$27.4	$7,517.7	$84.1
Greater than three to six months	817.4	37.3	699.0	25.9	1,516.4	63.2
Greater than six to nine months	1,851.3	86.2	931.9	44.0	2,783.2	130.2
Greater than nine to twelve months	476.1	19.7	171.0	7.0	647.1	26.7
Greater than twelve to twenty-four months	278.1	38.5	219.9	9.4	498.0	47.9
Greater than twenty-four to thirty-six months	313.6	12.7	191.6	10.5	505.2	23.2
Greater than thirty-six months	400.3	76.8	135.2	22.0	535.5	98.8

Total fixed maturities, available-for-sale	$8,905.6	$327.9	$5,097.5	$146.2	$14,003.1	$474.1

        The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, on below investment grade fixed maturities available-for-sale by aging category as of the years indicated.

	December 31, 2016
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$88.2	$2.8	$168.6	$2.5	$256.8	$5.3
Greater than three to six months	10.9	1.3	62.2	3.8	73.1	5.1
Greater than six to nine months	—	0.1	6.2	0.1	6.2	0.2
Greater than nine to twelve months	3.4	0.5	1.0	0.1	4.4	0.6
Greater than twelve to twenty-four months	200.6	16.8	76.0	7.8	276.6	24.6
Greater than twenty-four to thirty-six months	147.8	17.6	93.6	22.7	241.4	40.3
Greater than thirty-six months	135.4	22.9	85.8	34.6	221.2	57.5

Total fixed maturities, available-for-sale	$586.3	$62.0	$493.4	$71.6	$1,079.7	$133.6

	December 31, 2015
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$316.2	$8.5	$380.3	$4.9	$696.5	$13.4
Greater than three to six months	122.4	15.7	154.0	6.4	276.4	22.1
Greater than six to nine months	109.9	17.6	203.6	19.1	313.5	36.7
Greater than nine to twelve months	20.3	5.0	44.9	2.0	65.2	7.0
Greater than twelve to twenty-four months	156.6	67.8	200.9	67.0	357.5	134.8
Greater than twenty-four to thirty-six months	15.5	3.0	36.5	1.4	52.0	4.4
Greater than thirty-six months	181.0	52.8	78.0	32.7	259.0	85.5

Total fixed maturities, available-for-sale	$921.9	$170.4	$1,098.2	$133.5	$2,020.1	$303.9

        The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, on fixed maturities available-for-sale where the estimated fair value had declined and remained below amortized cost by 20% or more as of the years indicated.

	December 31, 2016
	Problem, potential problem and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$4.9	$1.2	$31.0	$8.8	$35.9	$10.0
Greater than three to six months	25.8	16.2	2.2	1.2	28.0	17.4
Greater than six to nine months	—	—	0.1	0.1	0.1	0.1
Greater than nine to twelve months	4.6	2.5	0.1	0.2	4.7	2.7
Greater than twelve months	45.7	35.4	50.6	30.6	96.3	66.0

Total fixed maturities, available-for-sale	$81.0	$55.3	$84.0	$40.9	$165.0	$96.2

	December 31, 2015
	Problem, potential problem and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$13.6	$13.9	$321.0	$110.4	$334.6	$124.3
Greater than three to six months	35.3	49.3	30.7	18.1	66.0	67.4
Greater than six to nine months	9.6	27.8	25.2	19.5	34.8	47.3
Greater than nine to twelve months	3.4	1.1	49.2	19.1	52.6	20.2
Greater than twelve months	23.7	25.9	237.5	106.4	261.2	132.3

Total fixed maturities, available-for-sale	$85.6	$118.0	$663.6	$273.5	$749.2	$391.5

Mortgage Loans

        Mortgage loans consist of commercial mortgage loans on real estate and residential mortgage loans. The carrying amount of our commercial mortgage loan portfolio was $11,940.5 million and $11,194.9 million as of December 31, 2016 and December 31, 2015, respectively. The carrying amount of our residential mortgage loan portfolio was $680.5 million and $596.1 million as of December 31, 2016 and December 31, 2015, respectively.

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

        Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on fully or near fully leased properties. The mortgage portfolio is comprised primarily of office properties, apartments, well anchored retail properties and general-purpose industrial properties.

        Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 18% of our commercial mortgage loan portfolio before valuation allowance as of both December 31, 2016 and December 31, 2015. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building's design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

        The typical borrower in our commercial loan portfolio is a single purpose entity or single asset entity. As of December 31, 2016 and December 31, 2015, the total number of commercial mortgage loans outstanding was 840 and 878, of which 55% and 60% were for loans with principal balances less than $10.0 million, respectively. The average loan size of our commercial mortgage portfolio was $14.2 million and $12.8 million as of December 31, 2016 and December 31, 2015, respectively.

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

	December 31, 2016	December 31, 2015
	($ in millions)
Total commercial mortgages	$11,940.5	$11,194.9

Potential problem commercial mortgages	$—	$16.2

Total problem, potential problem and restructured commercial mortgages	$—	$16.2

Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	—%	0.14%

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

        The following table represents our commercial mortgage loan valuation allowance for the years indicated.

	For the year ended December 31, 2016	For the year ended December 31, 2015
	($ in millions)
Balance, beginning of period	$27.5	$26.9
Provision	1.4	4.0
Charge-offs	(1.5)	(3.5)
Recoveries	—	0.1

Balance, end of period	$27.4	$27.5

Valuation allowance as % of carrying value before reserves	0.23%	0.25%

        Residential Mortgage Loans.    The residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $165.6 million and $218.8 million and first lien mortgages with an amortized cost of $531.9 million and $401.2 million as of December 31, 2016 and December 31, 2015, respectively. The home equity loans are generally second lien mortgages made up of closed-end loans and lines of credit. Non-performing residential mortgage loans, which are defined as loans 90 days or greater delinquent plus non-accrual loans, totaled $12.2 million and $16.0 million as of December 31, 2016 and December 31, 2015, respectively.

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

	For the year ended December 31, 2016	For the year ended December 31, 2015
	($ in millions)
Balance, beginning of period	$23.9	$29.1
Provision	(5.7)	0.1
Charge-offs	(4.8)	(8.9)
Recoveries	3.6	3.6

Balance, end of period	$17.0	$23.9

Valuation allowance as % of carrying value before reserves	2.4%	3.9%

Real Estate

        Real estate consists primarily of commercial equity real estate. As of December 31, 2016 and December 31, 2015, the carrying amount of our equity real estate investment was $1,365.2 million, or 2%, and $1,447.2 million, or 2%, of U.S.

invested assets, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

        Equity real estate is categorized as either "real estate held for investment" or "real estate held for sale." Real estate held for investment totaled $1,236.5 million and $1,280.4 million as of December 31, 2016 and December 31, 2015, respectively. The carrying value of real estate held for investment is generally adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized capital losses in our consolidated results of operations. Impairment adjustments recorded for the years ended December 31, 2016 and December 31, 2015 were $0.8 million and $2.9 million, respectively.

        The carrying amount of real estate held for sale was $128.7 million and $166.8 million as of December 31, 2016 and December 31, 2015, respectively. Once we identify a real estate property to be sold and it is probable that it will be sold, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. The change in valuation allowance for the year ended December 31, 2016 was $4.5 million. There was no change in valuation allowance for the year ended December 31, 2015.

        We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

        Equity real estate is distributed across geographic regions of the country. As of December 31, 2016, our equity real estate portfolio was concentrated in the Pacific (35%), South Atlantic (19%), East North Central (15%) and West South Central (15%) regions of the United States. By property type, we had a concentration in office (45%) and apartments (25%) as of December 31, 2016.

Other Investments

        Our other investments totaled $2,088.7 million as of December 31, 2016, compared to $1,877.4 million as of December 31, 2015. Derivative assets accounted for $871.6 million and $659.6 million in other investments as of December 31, 2016 and December 31, 2015, respectively. The remaining invested assets are primarily related to equity method investments, which include real estate properties owned jointly with venture partners and operated by the partners and sponsored investment funds.

International Investment Operations

        Of our invested assets, $7,027.3 million were held by our Principal International segment as of December 31, 2016. The assets are primarily managed by the local Principal International affiliate. Due to the regulatory constraints in each location, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets is fixed maturities. The following table excludes invested assets of the separate accounts.

	December 31, 2016		December 31, 2015
	Carrying amount	Percent of total	Carrying amount	Percent of total
	($ in millions)
Fixed maturities:
Public	$3,645.5	52%	$3,552.9	55%
Private	9.0	—	1.6	—
Equity securities	1,169.7	17	1,001.0	15
Mortgage loans:
Commercial	87.3	1	42.9	1
Residential	521.9	7	505.5	8
Real estate held for sale	2.0	—	2.9	—
Real estate held for investment	1.6	—	1.7	—
Policy loans	23.1	—	20.8	—
Other investments:
Direct financing leases	875.2	13	819.3	13
Investment in equity method subsidiaries	598.7	9	485.7	7
Derivative assets and other investments	93.3	1	69.3	1

Total invested assets	7,027.3	100%	6,503.6	100%

Cash and cash equivalents	384.1		271.9

Total invested assets and cash	$7,411.4		$6,775.5

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk Exposures and Risk Management

        Market risk is the risk we will incur losses due to adverse fluctuations in market rates and prices. Our primary market risk exposures are to interest rates, equity markets and foreign currency exchange rates. The active management of market risk is an integral part of our operations. We manage our overall market risk exposure within established risk tolerance ranges using several approaches, including:

  •
  rebalancing our existing asset or liability portfolios;

  •
  controlling the risk structure of newly acquired assets and liabilities and

  •
  using derivative instruments to modify the market risk characteristics of existing assets or liabilities or assets expected to be purchased.

Interest Rate Risk

        Interest rate risk is the risk of economic losses due to adverse changes in interest rates. Interest rate risk arises primarily from our holdings in interest sensitive assets and liabilities. Changes in interest rates impact numerous aspects of our operations, including but not limited to:

  •
  yield on our invested assets;

  •
  rate of interest we credit to contractholder account balances;

  •
  timing of cash flows on assets and liabilities containing embedded prepayment options;

  •
  cost of hedging our GMWB rider;

  •
  discount rate used in valuing our pension and OPEB obligations;

  •
  estimated gross profits and the amortization of our DAC asset and related actuarial balances;

  •
  statutory reserve and capital requirements;

  •
  asset-based fees earned on the fixed income assets we manage;

  •
  interest expense on our long-term borrowings;

  •
  fair value of intangible assets in our reporting units and

  •
  fair value of financial assets and liabilities held at fair value on our consolidated statements of financial position.

        Lower interest rates generally result in lower profitability in the long-term. Conversely, higher interest rates generally result in higher profitability in the long-term.

Impact of Changes in Long-Term Interest Rate Assumptions

        We use long-term interest rate assumptions to calculate reserves, DAC, other actuarial balances and benefit plan obligations in accordance with U.S GAAP. In setting these assumptions, we consider a variety of factors, including historical experience, emerging trends and future expectations. We evaluate our assumptions on at least an annual basis. Due to the long-term nature of our assumptions, we generally do not revise our assumptions in response to short-term fluctuations in market interest rates. However, we will consider revising our assumptions if a significant change occurs in the factors noted above.

        A reduction in our long-term interest rate assumptions may result in increases in our reserves and/or unlocking of our DAC asset and other actuarial balances. For additional information, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Deferred Acquisition Costs and Other Actuarial Balances."

        In addition, we have implemented reinsurance transactions utilizing affiliated reinsurers and highly rated third parties to finance a portion of the statutory reserves for our term life insurance policies and universal life insurance policies with secondary guarantees. We calculate an economic reserve, which represents an estimate of our liability associated with these contracts. The excess of the required statutory reserve over the economic reserve is secured by financing provided by highly rated third parties. The long-term interest rate assumption is a key input in the calculation of the economic reserve. A reduction in our long-term interest rate assumption would reduce the portion of the statutory reserve that can be financed through affiliated reinsurers, thus increasing the amount of invested assets we must maintain to support statutory reserves. For additional information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Statutory Insurance Financial Information."

Impact of Changes in Interest Rates

        Changes in interest rates or a sustained low interest rate environment may result in the following impacts, which would impact our financial position and results of operations:

Impact of Falling Interest Rates or Sustained Low Interest Rates	Impact of Rising Interest Rates
Adverse Impacts:	Positive Impacts:

A reduction in investment income, which may be partially offset by a reduction in the interest we credit on contractholder account balances; however, our ability to lower crediting rates may be constrained by guaranteed minimum interest rates and competitive pressures	An increase in investment income, which may be partially or fully offset by an increase in the interest we credit on contractholder account balances
An increase in the cost of hedging our GMWB rider	A decrease in the cost of hedging our GMWB rider
An increase in reserves and/or a true-up or unlocking of our DAC asset and other actuarial balances	A true-up or unlocking of our DAC asset and other actuarial balances

A reduction in the discount rate used in valuing our pension and OPEB obligations, leading to an increase in our Projected Benefit Obligation, NPPC, Accumulated Postretirement Benefit Obligation and NPBC
An increase in the discount rate used in valuing our pension and OPEB obligations, leading to a decrease in our Projected Benefit Obligation, NPPC, Accumulated Postretirement Benefit Obligation and NPBC
An increase in statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves	A decrease in statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves
An increase in prepayments or redemptions on mortgages and bonds we own, which would force us to reinvest the proceeds at lower interest rates
Positive Impacts:	Adverse Impacts:
An increase in the value of the fixed income assets we manage, resulting in an increase in our fee revenue in the short-term	A decrease in the value of the fixed income assets we manage, resulting in a decrease in our fee revenue in the short-term
A decrease in the interest expense on our long-term borrowings, to the extent we are able to refinance our obligations at lower interest rates	An increase in the interest expense on our long-term borrowings, to the extent we refinance our obligations at higher interest rates
An increase in the fair value of certain financial assets held at fair value on our consolidated statements of financial position	A decrease in the fair value of certain financial assets held at fair value on our consolidated statements of financial position, as discussed below
A reduction in the fair value of intangible assets in our reporting units, potentially leading to an impairment of goodwill or other intangible assets

        We estimate a hypothetical 100 basis point immediate, parallel decrease in interest rates would reduce our segment pre-tax operating earnings by less than 1% over the next 12 months excluding the impact of any potential unlocking of our DAC asset and other actuarial balances. This estimate reflects the impact of routine management actions in response to a drop in interest rates, such as reducing the interest rates we credit on contractholder account balances; however, it does not reflect the impact of other actions management may consider, such as curtailing sales of certain products. We anticipate the adverse segment pre-tax operating earnings impacts of a decrease in market interest rates will grow over time as assets mature and we are forced to reinvest at lower interest rates.

        The selection of a 100 basis point immediate, parallel decrease in interest rates should not be construed as a prediction by us of future market events, but rather as an illustration of the impact of such an event. Our exposure will change as a result of ongoing portfolio transactions in response to new business, management's assessment of changing market conditions and changes in our mix of business.

        The segment pre-tax operating earnings sensitivity disclosure above replaces the margin sensitivity that was included in our 2015 Form 10-K. Our previous disclosure reflected the potential impact of a reduction in market interest rates on our margin of investment income above our interest credited to our liabilities. The sensitivity above reflects the total impact on segment pre-tax operating earnings for a reduction in market interest rates. We believe the revised disclosure provides a more comprehensive indication of the potential impact of a change in interest rates.

        If market rates increase rapidly, policy surrenders, withdrawals and requests for policy loans may increase as customers seek to achieve higher returns. This may result in unlocking of our DAC and other actuarial balances. We may be required to sell assets to raise the cash necessary to respond to such surrenders, withdrawals and loans, thereby realizing capital losses on the assets sold.

        Guaranteed Minimum Interest Rate Exposure.    The following table provides detail on the differences between the interest rates being credited to contractholders as of December 31, 2016, and the respective guaranteed minimum interest rates ("GMIRs"). Account values are broken down by GMIR level within the Retirement and Income Solutions and U.S. Insurance Solutions segments.

	Account values (1)
		Excess of crediting rates over GMIR:
	At GMIR	Up to 0.50% above GMIR	0.51% to 1.00% above GMIR	1.01% to 2.00% above GMIR	2.01% or more above GMIR	Total
	($ in millions)
Guaranteed minimum interest rate
Retirement and Income Solutions
Up to 1.00%	$576.0	$802.3	$5,375.6	$1,661.8	$188.9	$8,604.6
1.01% - 2.00%	365.4	763.7	0.9	25.6	—	1,155.6
2.01% - 3.00%	6,166.2	639.8	0.2	9.8	—	6,816.0
3.01% - 4.00%	221.9	—	—	—	—	221.9

Subtotal	7,329.5	2,205.8	5,376.7	1,697.2	188.9	16,798.1
U.S. Insurance Solutions
Up to 1.00%	—	17.8	11.8	—	—	29.6
1.01% - 2.00%	306.6	—	190.4	197.1	54.1	748.2
2.01% - 3.00%	1,897.8	1,007.7	277.0	94.5	0.1	3,277.1
3.01% - 4.00%	1,461.2	59.0	7.3	34.0	4.3	1,565.8
4.01% - 5.00%	198.7	24.2	48.9	39.7	—	311.5

Subtotal	3,864.3	1,108.7	535.4	365.3	58.5	5,932.2

Total	$11,193.8	$3,314.5	$5,912.1	$2,062.5	$247.4	$22,730.3

Percentage of total	49.2%	14.6%	26.0%	9.1%	1.1%	100.0%

(1)
Includes only the account values, net of policy loans, for products with GMIRs and discretionary crediting rates.

        In addition to the domestic account values shown in the table above, Principal International had $848.5 million and $566.9 million of account values with GMIRs in Hong Kong and Brazil, respectively, as of December 31, 2016. The Brazil amount includes account values from an equity method subsidiary, adjusted to reflect the proportion of the subsidiary's results reflected in our net income. Our liabilities in Principal International are generally denominated in the functional currency of the location of operation. The pattern of interest rate movements in our international operations will likely differ from the pattern of interest rate movements in the U.S.

        Impact of Rising Interest Rates on the Fair Value of Financial Assets.    An increase in market interest rates may cause a decline in the value of financial assets held at fair value on our consolidated statements of financial position. Although changes in the fair value of our financial assets due to changes in interest rates may impact the amount of equity reported in our consolidated statements of financial position, these changes will not cause an economic gain or loss unless we sell investments, terminate derivative positions, determine an investment is other than temporarily impaired, or determine a derivative instrument is no longer an effective hedge.

        We estimate a hypothetical 100 basis point immediate, parallel increase in interest rates would reduce the net reported fair value of our financial assets and derivatives by $3,100.1 million as of December 31, 2016, compared to $2,765.0 million as of December 31, 2015. This estimate only reflects the change in fair value for financial assets and derivatives reported at fair value on our consolidated statements of financial position. Assets and liabilities not reported at fair value on our consolidated statements of financial position — including mortgage loans, liabilities relating to insurance contracts, investment contracts, debt and bank deposits — are excluded from this sensitivity analysis. We believe the excluded liability items would economically serve as a partial offset to the net interest rate risk of the financial instruments included in the sensitivity analysis. Separate account assets and liabilities are also excluded from this estimate, as any interest rate risk is borne by the holder of the separate account. For more information on fair value measurements, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements."

        Our selection of a 100 basis point immediate, parallel increase in interest rates is a hypothetical rate scenario we use to demonstrate potential risk. While a 100 basis point immediate, parallel increase does not represent our view of future market changes, it is a near term reasonably possible hypothetical change that illustrates the potential impact of such events. While this sensitivity analysis provides a representation of interest rate sensitivity, it is based on our portfolio exposures at a point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio transactions in response to new business, management's assessment of changing market conditions and available investment opportunities.

        Our net estimated potential loss in fair value as of December 31, 2016, increased $335.1 million from December 31, 2015, primarily due to an increase in our invested assets and an increase in the duration of our financial assets with interest rate risk. This was partly offset by an increase in our exposure to pay fixed interest rate swaps due to hedging needs.

        The fair value sensitivity disclosure above represents a revision to the fair value sensitivity disclosure included in our 2015 Form 10-K. Our previous disclosure reflected the potential change in fair value for all interest rate sensitive financial assets, financial liabilities, and derivatives, including those not recorded at fair value on a recurring basis but required to be disclosed at fair value. The revised disclosure reflects only the potential change in fair value for financial assets and derivatives reported at fair value on our consolidated statements of financial position. We believe the revised disclosure provides a clearer indication of the potential impact on our consolidated statements of financial position from a 100 basis point change in interest rates.

Interest Rate Risk Management

        We manage interest rate risk through the use of an integrated risk management framework. This helps us identify, assess, monitor, report and manage our risks within established limits and risk tolerances. Our internal risk committees monitor and discuss our risk profile and identify necessary actions to mitigate impacts from interest rate risk.

        The product designs within our business units result in a variety of different interest rate risk profiles. Therefore, our business units use a variety of different approaches for managing their asset and liability interest rate risks.

  •
  Retirement Business Stable Cash Flows — For stable and predictable cash flow liabilities, such as full service payout, full service accumulation and investment only, we use investment strategy and hedges to tightly align the cash flow run off of these asset and liability cash flows. Market value immunization and embedded value analysis are also utilized in the management of interest rate risk.

  •
  Retirement Business Dynamic Cash Flows — Dynamic liability cash flows, such as fixed annuities, are sensitive to policyholder behavior and the current interest rate environment. The risk and return metrics from deterministic and stochastic interest rate scenarios are used to manage the interest rate risk for these liabilities.

  •
  U.S. Insurance Stable Cash Flows — Our insurance businesses in many instances contain long-term guarantees with stable and predictable liability cash flows and recurring premiums. We manage the interest rate risk through duration analysis, investment strategy and product crediting rates.

  •
  Principal International — Our international businesses operate within local regulations and financial market conditions (e.g., derivative markets, assets available) to achieve similar asset and liability cash flow management objectives. In locations with a limited availability of long-dated assets and derivative markets, the duration gap is managed to risk tolerances specific to each location.

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

        We estimate as of December 31, 2016, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency-denominated instruments identified above because we effectively hedge foreign currency-denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2015. However, fluctuations in foreign currency exchange rates do affect the translation of segment pre-tax operating earnings and equity of our international operations into our consolidated financial statements.

        For our Principal International segment, we estimate a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $306.0 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of December 31, 2016, as compared to an estimated $302.8 million, or 10%, reduction as of December 31, 2015. We estimate a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $36.0 million, or 13%, reduction in segment pre-tax operating earnings of our international operations for the year ended December 31, 2016, as compared to an estimated $34.2 million, or 13%, reduction for the year ended December 31, 2015.

        The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

        Use of Derivatives to Manage Foreign Currency Risk.    The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $881.1 million and $1,190.5 million as of December 31, 2016 and December 31, 2015, respectively. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $452.8 million and $398.6 million as of December 31, 2016 and December 31, 2015, respectively. The notional amount of our currency forwards hedging foreign-denominated equity securities was $18.9 million and $14.9 million as of December 31, 2016 and December 31, 2015, respectively.

        With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our Principal International operations had currency swaps with a notional amount of $218.1 million and $161.9 million as of December 31, 2016 and December 31, 2015, respectively. Our Principal International operations also utilized currency forwards with a notional amount of $713.5 million and $1,001.7 million as of December 31, 2016 and December 31, 2015, respectively.

        We sometimes use derivatives to manage the foreign currency risk associated with a business combination. We had no hedges of business combinations outstanding as of December 31, 2016 or December 31, 2015. Additionally, from time to time we take measures to hedge currency risk associated with certain net equity investments in or expected cash flows from our foreign operations. We used currency forwards during 2015 to hedge certain net investments in foreign operations. Currency forwards were not used for hedging any net investments in foreign operations during 2016. We held currency forwards with a notional amount of $118.9 million and $24.0 as December 31, 2016 and December 31, 2015, respectively, to hedge expected future cash flows from foreign operations.

Equity Risk

        Equity risk is the risk we will incur economic losses due to adverse fluctuations in common stock prices. As of December 31, 2016 and December 31, 2015, the fair value of our equity securities was $1,512.3 million and $1,307.2 million, respectively. We estimate a 10% decline in the prices of the equity securities would result in a decline in fair value of our equity securities of $151.2 million as of December 31, 2016, as compared to a decline in fair value of our equity securities of $130.7 million as of December 31, 2015.

        We are also exposed to the risk that asset-based fees decrease as a result of declines in assets under management due to changes in investment prices and the risk that asset management fees calculated by reference to performance could be lower. The risk of decreased asset-based and asset management fees could also impact our estimates of total gross profits used as a basis for amortizing DAC and other actuarial balances. For further discussion, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Deferred Acquisition Costs and Other Actuarial Balances."

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

        We estimate an immediate 10% decline in the S&P 500 index, followed by a 2% per quarter increase would reduce our annual segment pre-tax operating earnings by approximately 4% to 6%. This estimate excludes the impact of any potential unlocking of our DAC asset and other actuarial balances. The selection of a 10% unfavorable change in the S&P 500 index should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. Our exposure will change as a result of changes in our mix of business.

        Use of Derivatives to Manage Equity Risk.    We economically hedge the fixed deferred annuity and universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product's profile or selling options to offset existing exposures. We economically hedged the GMWB exposure, which includes interest rate risk and equity risk, using futures, options and interest rate swaps with notional amounts of $641.1 million, $3,135.0 million, and $3,996.6 million, respectively, as of December 31, 2016, and notional amounts of $676.2 million, $3,284.2 million, and $3,547.2 million, respectively, as of December 31, 2015. The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Principal Financial Group, Inc.

        We have audited Principal Financial Group, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Principal Financial Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Principal Financial Group, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 8, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa February 8, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Principal Financial Group, Inc.

        We have audited the accompanying consolidated statements of financial position of Principal Financial Group, Inc. (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Principal Financial Group, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Principal Financial Group, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 8, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa February 8, 2017

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	December 31, 2016	December 31, 2015
	(in millions)
Assets
Fixed maturities, available-for-sale (2016 and 2015 include $232.5 million and $257.4 million related to consolidated variable interest entities)	$54,846.1	$49,966.5
Fixed maturities, trading (2016 and 2015 include $82.4 million and $100.4 million related to consolidated variable interest entities)	398.4	686.8
Equity securities, available-for-sale	98.9	104.5
Equity securities, trading (2016 and 2015 include $721.9 million and $640.9 million related to consolidated variable interest entities)	1,413.4	1,202.7
Mortgage loans	13,230.2	12,339.4
Real estate (2016 and 2015 include $305.7 million and $354.5 million related to consolidated variable interest entities)	1,368.8	1,451.8
Policy loans	823.8	817.1
Other investments (2016 and 2015 include $89.8 million and $29.5 million related to consolidated variable interest entities and $86.2 million and $53.4 million measured at fair value under the fair value option)	3,655.9	3,251.7

Total investments	75,835.5	69,820.5
Cash and cash equivalents	2,719.6	2,564.8
Accrued investment income	580.6	545.6
Premiums due and other receivables	1,361.9	1,429.3
Deferred acquisition costs	3,380.2	3,276.1
Property and equipment	699.0	633.8
Goodwill	1,020.8	1,009.0
Other intangibles	1,325.3	1,359.2
Separate account assets (2016 and 2015 include $35,844.1 million and $33,300.4 million related to consolidated variable interest entities)	139,832.6	136,978.9
Other assets	1,258.8	1,043.1

Total assets	$228,014.3	$218,660.3

Liabilities
Contractholder funds (2016 and 2015 include $358.7 million and $338.9 million related to consolidated variable interest entities)	$37,953.6	$35,716.1
Future policy benefits and claims	29,000.7	25,856.5
Other policyholder funds	890.4	805.4
Short-term debt	51.4	181.1
Long-term debt (2016 and 2015 include $0.0 million and $42.8 million related to consolidated variable interest entities)	3,125.7	3,265.2
Income taxes currently payable	12.9	18.4
Deferred income taxes	972.4	697.2
Separate account liabilities (2016 and 2015 include $35,844.1 million and $33,300.4 million related to consolidated variable interest entities)	139,832.6	136,978.9
Other liabilities (2016 and 2015 include $284.1 million and $345.9 million related to consolidated variable interest entities, of which $59.9 million and $68.1 million are measured at fair value under the fair value option)	5,783.3	5,678.4

Total liabilities	217,623.0	209,197.2
Redeemable noncontrolling interest (2016 includes $58.8 million related to consolidated variable interest entities)	97.5	85.7
Stockholders' equity
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 469.2 million and 466.2 million shares issued, and 287.7 million and 291.4 million shares outstanding in 2016 and 2015	4.7	4.7
Additional paid-in capital	9,686.0	9,544.8
Retained earnings	7,720.4	6,875.9
Accumulated other comprehensive loss	(675.2)	(882.5)
Treasury stock, at cost (181.5 million and 174.8 million shares in 2016 and 2015)	(6,508.6)	(6,231.3)

Total stockholders' equity attributable to Principal Financial Group, Inc.	10,227.3	9,311.6
Noncontrolling interest	66.5	65.8

Total stockholders' equity	10,293.8	9,377.4

Total liabilities and stockholders' equity	$228,014.3	$218,660.3

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

	For the year ended December 31,
	2016	2015	2014
	(in millions, except per share data)
Revenues
Premiums and other considerations	$5,299.1	$5,310.3	$3,722.9
Fees and other revenues	3,627.4	3,653.1	3,482.1
Net investment income	3,296.5	3,052.1	3,257.9
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	269.5	(20.9)	92.7
Net other-than-temporary impairment (losses) recoveries on available-for-sale securities	(98.8)	(0.8)	23.8
Other-than-temporary impairment losses on fixed maturities, available-for- sale reclassified to (from) other comprehensive income	0.4	(29.4)	(101.8)

Net impairment losses on available-for-sale securities	(98.4)	(30.2)	(78.0)

Net realized capital gains (losses)	171.1	(51.1)	14.7

Total revenues	12,394.1	11,964.4	10,477.6
Expenses
Benefits, claims and settlement expenses	6,913.2	6,697.7	5,231.0
Dividends to policyholders	156.6	163.5	177.4
Operating expenses	3,732.6	3,672.4	3,574.3

Total expenses	10,802.4	10,533.6	8,982.7

Income before income taxes	1,591.7	1,430.8	1,494.9
Income taxes	229.9	177.6	318.5

Net income	1,361.8	1,253.2	1,176.4
Net income attributable to noncontrolling interest	45.3	19.2	32.3

Net income attributable to Principal Financial Group, Inc.	1,316.5	1,234.0	1,144.1
Less:
Preferred stock dividends	—	16.5	33.0
Excess of redemption value over carrying value of preferred shares redeemed	—	8.2	—

Net income available to common stockholders	$1,316.5	$1,209.3	$1,111.1

Earnings per common share
Basic earnings per common share	$4.55	$4.11	$3.70

Diluted earnings per common share	$4.50	$4.06	$3.65

Dividends declared per common share	$1.61	$1.50	$1.28

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Comprehensive Income

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Net income	$1,361.8	$1,253.2	$1,176.4
Other comprehensive income (loss), net:
Net unrealized gains (losses) on available-for-sale securities	99.1	(470.7)	324.7
Noncredit component of impairment losses on fixed maturities, available-for-sale	(3.5)	19.1	61.9
Net unrealized gains on derivative instruments	15.5	19.2	61.1
Foreign currency translation adjustment	68.1	(471.6)	(336.6)
Net unrecognized postretirement benefit obligation	41.8	(39.1)	(255.2)

Other comprehensive income (loss)	221.0	(943.1)	(144.1)

Comprehensive income	1,582.8	310.1	1,032.3
Comprehensive income (loss) attributable to noncontrolling interest	49.7	(1.3)	21.0

Comprehensive income attributable to Principal Financial Group, Inc.	$1,533.1	$311.4	$1,011.3

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders' Equity

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest	Total stockholders' equity
	(in millions)
Balances as of January 1, 2014	$—	$0.1	$4.6	$9,798.9	$5,405.4	$183.2	$(5,708.0)	$92.8	$9,777.0
Common stock issued	—	—	—	77.5	—	—	—	—	77.5
Stock-based compensation and additional related tax benefits	—	—	—	80.3	(6.1)	—	—	—	74.2
Treasury stock acquired, common	—	—	—	—	—	—	(222.7)	—	(222.7)
Dividends to common stockholders	—	—	—	—	(376.6)	—	—	—	(376.6)
Dividends to preferred stockholders	—	—	—	—	(33.0)	—	—	—	(33.0)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(23.9)	(23.9)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	7.4	7.4
Purchase of subsidiary shares from noncontrolling interest (1)	—	—	—	(2.0)	—	—	—	(45.6)	(47.6)
Adjustments to redemption amount of redeemable noncontrolling interest	—	—	—	(9.2)	(19.7)	—	—	—	(28.9)
Net income (1)	—	—	—	—	1,144.1	—	—	23.3	1,167.4
Other comprehensive loss (1)	—	—	—	—	—	(132.8)	—	(6.0)	(138.8)

Balances as of December 31, 2014	—	0.1	4.6	9,945.5	6,114.1	50.4	(5,930.7)	48.0	10,232.0
Common stock issued	—	—	0.1	76.0	—	—	—	—	76.1
Stock-based compensation and additional related tax benefits	—	—	—	90.6	(6.5)	—	—	0.1	84.2
Treasury stock acquired, common	—	—	—	—	—	—	(300.6)	—	(300.6)
Dividends to common stockholders	—	—	—	—	(441.0)	—	—	—	(441.0)
Dividends to preferred stockholders	—	—	—	—	(16.5)	—	—	—	(16.5)
Preferred stock redemption	—	(0.1)	—	(541.7)	(8.2)	—	—	—	(550.0)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(15.4)	(15.4)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	7.7	7.7
Purchase of subsidiary shares from noncontrolling interest (1)	—	—	—	(19.0)	—	(10.3)	—	12.8	(16.5)
Adjustments to redemption amount of redeemable noncontrolling interest	—	—	—	(6.6)	—	—	—	—	(6.6)
Net income (1)	—	—	—	—	1,234.0	—	—	14.3	1,248.3
Other comprehensive loss (1)	—	—	—	—	—	(922.6)	—	(1.7)	(924.3)

Balances as of December 31, 2015	—	—	4.7	9,544.8	6,875.9	(882.5)	(6,231.3)	65.8	9,377.4
Common stock issued	—	—	—	37.8	—	—	—	—	37.8
Stock-based compensation and additional related tax benefits	—	—	—	92.5	(7.1)	—	—	0.4	85.8
Treasury stock acquired, common	—	—	—	—	—	—	(277.3)	—	(277.3)
Dividends to common stockholders	—	—	—	—	(464.9)	—	—	—	(464.9)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(34.8)	(34.8)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	5.5	5.5
Purchase of subsidiary shares from noncontrolling interest (1)	—	—	—	15.1	—	(9.3)	—	—	5.8
Adjustments to redemption amount of redeemable noncontrolling interest	—	—	—	(4.2)	—	—	—	—	(4.2)
Net income (1)	—	—	—	—	1,316.5	—	—	28.5	1,345.0
Other comprehensive income (1)	—	—	—	—	—	216.6	—	1.1	217.7

Balances as of December 31, 2016	$—	$—	$4.7	$9,686.0	$7,720.4	$(675.2)	$(6,508.6)	$66.5	$10,293.8

(1)
Excludes amounts attributable to redeemable noncontrolling interest. See Note 13, Stockholders' Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Operating activities
Net income	$1,361.8	$1,253.2	$1,176.4
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	285.1	270.8	367.2
Additions to deferred acquisition costs	(402.3)	(390.3)	(404.1)
Accrued investment income	(35.0)	(39.7)	26.2
Net cash flows for trading securities	166.5	(201.9)	(93.4)
Premiums due and other receivables	98.7	(211.5)	26.9
Contractholder and policyholder liabilities and dividends	2,140.3	3,283.6	1,634.0
Current and deferred income taxes (benefits)	45.8	(66.5)	175.9
Net realized capital (gains) losses	(171.1)	51.1	(14.7)
Depreciation and amortization expense	186.6	193.0	169.5
Mortgage loans held for sale, sold or repaid, net of gain	—	—	43.3
Real estate acquired through operating activities	(58.2)	(44.1)	(49.4)
Real estate sold through operating activities	229.0	53.7	158.9
Stock-based compensation	84.4	84.5	75.3
Other	(73.8)	141.2	(189.1)

Net adjustments	2,496.0	3,123.9	1,926.5

Net cash provided by operating activities	3,857.8	4,377.1	3,102.9
Investing activities
Available-for-sale securities:
Purchases	(13,763.8)	(9,920.3)	(9,054.0)
Sales	1,890.5	1,563.0	2,512.0
Maturities	7,742.8	6,625.9	6,244.7
Mortgage loans acquired or originated	(2,889.0)	(2,275.1)	(2,169.6)
Mortgage loans sold or repaid	2,068.7	1,687.3	1,793.6
Real estate acquired	(109.7)	(322.0)	(281.7)
Net purchases of property and equipment	(154.9)	(136.4)	(136.0)
Purchase of interests in subsidiaries, net of cash acquired	—	(291.2)	—
Net change in other investments	61.5	(98.8)	(81.7)

Net cash used in investing activities	(5,153.9)	(3,167.6)	(1,172.7)
Financing activities
Issuance of common stock	37.8	76.1	77.5
Acquisition of treasury stock	(277.3)	(300.6)	(222.7)
Proceeds from financing element derivatives	0.4	0.3	15.1
Payments for financing element derivatives	(87.7)	(82.0)	(58.0)
Excess tax benefits from share-based payment arrangements	12.0	15.7	9.7
Purchase of subsidiary shares from noncontrolling interest	(2.4)	(22.5)	(227.0)
Dividends to common stockholders	(464.9)	(441.0)	(376.6)
Dividends to preferred stockholders	—	(16.5)	(33.0)
Preferred stock redemption	—	(550.0)	—
Issuance of long-term debt	656.1	804.9	38.5
Principal repayments of long-term debt	(799.3)	(52.6)	(100.3)
Net proceeds from (repayments of) short-term borrowings	(131.4)	157.0	(118.3)
Investment contract deposits	10,770.9	6,492.3	5,638.4
Investment contract withdrawals	(8,392.7)	(6,666.8)	(7,099.2)
Net increase in banking operation deposits	129.0	91.1	30.7
Other	0.4	(14.0)	(12.9)

Net cash provided by (used in) financing activities	1,450.9	(508.6)	(2,438.1)

Net increase (decrease) in cash and cash equivalents	154.8	700.9	(507.9)
Cash and cash equivalents at beginning of period	2,564.8	1,863.9	2,371.8

Cash and cash equivalents at end of period	$2,719.6	$2,564.8	$1,863.9

Supplemental information:
Cash paid for interest	$162.0	$149.6	$137.6
Cash paid for income taxes	$178.8	$129.6	$73.8
Supplemental disclosure of non-cash activities:
Assets received in kind for pension risk transfer transactions	$594.3	$—	$—

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

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

Consolidation

        We have relationships with various special purpose entities and other legal entities that must be evaluated to determine if the entities meet the criteria of a VIE or a voting interest entity ("VOE"). This assessment is performed by reviewing contractual, ownership and other rights, including involvement of related parties, and requires use of judgment. First, we determine if we hold a variable interest in an entity by assessing if we have the right to receive expected losses and expected residual returns of the entity. If we hold a variable interest, then the entity is assessed to determine if it is a VIE. An entity is a VIE if the equity at risk is not sufficient to support its activities, if the equity holders lack a controlling financial interest or if the entity is structured with non-substantive voting rights. In addition to the previous criteria, if the entity is a limited partnership or similar entity, it is a VIE if the limited partners do not have the power to direct the entity's most significant activities through substantive kick-out rights or participating rights. A VIE is evaluated to determine the primary beneficiary. The primary beneficiary of a VIE is the enterprise with (1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. When we are the primary beneficiary, we are required to consolidate the entity in our financial statements. We reassess our involvement with VIEs on a quarterly basis. For further information about VIEs, refer to Note 3, Variable Interest Entities.

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

Recent Accounting Pronouncements

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters

Standards not yet adopted:

Goodwill impairment testing
This authoritative guidance is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 (which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill) from the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. Early adoption is permitted.	January 1, 2020	We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

1. Nature of Operations and Significant Accounting Policies — (continued)

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters

Credit losses
This authoritative guidance requires entities to use a current expected credit loss ("CECL") model to measure impairment for most financial assets that are not recorded at fair value through net income. Under the CECL model, an entity will estimate lifetime expected credit losses considering available relevant information about historical events, current conditions and reasonable and supportable forecasts. The CECL model does not apply to available-for-sale debt securities. This guidance also expands the required credit loss disclosures and will be applied using a modified retrospective approach by recording a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Early adoption is permitted.	January 1, 2020	We are currently evaluating the impact this guidance will have on our consolidated financial statements. We believe estimated credit losses under the CECL model will generally result in earlier loss recognition for loans and other receivables.

Leases
This authoritative guidance requires lessee recognition of lease assets and lease liabilities on the balance sheet. The concept of an operating lease, where the lease assets and liabilities are off balance sheet, is eliminated under the new guidance. For lessors, the guidance modifies lease classification criteria and accounting for certain types of leases. Other key aspects of the guidance relate to the removal of the current real estate-specific guidance and new presentation and disclosure requirements. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes certain optional practical expedients that may be elected. Early adoption is permitted.	January 1, 2019	This guidance will require us to add our operating leases to the balance sheet. We are currently evaluating other impacts this guidance will have on our consolidated financial statements.

Definition of a business
This authoritative guidance clarifies the definition of a business to assist with evaluating when transactions involving an integrated set of assets and activities (a "set") should be accounted for as acquisitions or disposals of assets or businesses. The guidance requires that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The guidance also requires a set to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output to be considered a business. Lastly, the guidance removes the evaluation of whether a market participant could replace missing elements and narrows the definition of outputs by more closely aligning it with how outputs are described in the revenue recognition guidance. The guidance will be applied prospectively. Early application is permitted in certain circumstances.	January 1, 2018	We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

1. Nature of Operations and Significant Accounting Policies — (continued)

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters

Financial instruments — recognition and measurement
This authoritative guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The primary focus of this guidance is to supersede the guidance to classify equity securities with readily determinable fair values into different categories (trading or available-for-sale) and requires equity securities to be measured at fair value with changes in the fair value recognized through net income. This guidance requires adoption through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.	January 1, 2018	We are currently evaluating the impact this guidance will have on our consolidated financial statements. As of December 31, 2016, we do not hold material equity securities accounted for at fair value through other comprehensive income that will be accounted for at fair value through net income under the updated guidance. This change is not expected to have a material impact on our consolidated financial statements.

Revenue recognition
This authoritative guidance replaces all general and most industry specific revenue recognition guidance (excluding insurance) currently prescribed by U.S. GAAP. The core principle is that an entity recognizes revenue to reflect the transfer of a promised good or service to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for that good or service. This guidance also provides clarification on when an entity is a principal or an agent in a transaction. The guidance may be applied using one of the following two methods: (1) retrospectively to each prior reporting period presented, or (2) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application.	January 1, 2018	We are currently evaluating the impact this guidance will have on our consolidated financial statements. Only a portion of our revenues are impacted by this guidance because the guidance does not apply to revenue on contracts accounted for under the financial instruments or insurance contracts standards. Our evaluation process includes, but is not limited to, identifying contracts within the scope of the guidance, reviewing and documenting our accounting for these contracts, and identifying and determining the accounting for any related contract costs.

Income tax — intra-entity transfers of assets
This authoritative guidance requires entities to recognize current and deferred income tax resulting from an intra-entity asset transfer when the transfer occurs. Prior to issuance of this guidance, U.S. GAAP did not allow recognition of income tax consequences until the asset had been sold to a third party. This guidance requires adoption through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption with early adoption permitted.	January 1, 2018	We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Employee share-based payment accounting
This authoritative guidance changes certain aspects of accounting for and reporting share-based payments to employees including changes related to the income tax effects of share-based payments, tax withholding requirements and accounting for forfeitures. Various transition methods will apply depending on the situation being addressed.	January 1, 2017	The guidance will be adopted prospectively as indicated by the guidance for each area of change and will not have a material impact on our consolidated financial statements.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

1. Nature of Operations and Significant Accounting Policies — (continued)

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters

Standards adopted:

Short-duration insurance contracts This authoritative guidance requires additional disclosures related to short-duration insurance contracts.	December 31, 2016	The disclosure requirements of this guidance were adopted retrospectively. See Note 8, Insurance Liabilities, for further details.

Net asset value per share as a practical expedient for fair value
This authoritative guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.	January 1, 2016	The guidance was adopted retrospectively and did not have a material impact on our consolidated financial statements. See Note 14, Fair Value Measurements, for further details.

Simplifying the presentation of debt issuance costs
This authoritative guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.	January 1, 2016	The guidance was adopted retrospectively and did not have a material impact on our consolidated financial statements. See Note 9, Debt, for further details.

Consolidations
This authoritative guidance makes changes to both the variable interest and voting interest consolidation models and eliminates the investment company deferral for portions of the variable interest model. The amendments in the standard impact the consolidation analysis for interests in investment companies and limited partnerships and similar entities.	January 1, 2016	The guidance was adopted using the modified retrospective approach. See Note 3, Variable Interest Entities, for further details.

Discontinued operations
This authoritative guidance amends the definition of discontinued operations and requires entities to provide additional disclosures associated with discontinued operations, as well as disposal transactions that do not meet the discontinued operations criteria. The guidance requires discontinued operations treatment for disposals of a component or group of components of an entity that represents a strategic shift that has or will have a major impact on an entity's operations or financial results. The guidance also expands the scope to disposals of equity method investments and businesses that, upon initial acquisition, qualify as held for sale.	January 1, 2015	This guidance was adopted prospectively and did not have a material impact on our consolidated financial statements.

Fair value of financial assets and liabilities of a consolidated collateralized financing entity
This authoritative guidance provides a measurement alternative for a reporting entity to measure both the financial assets and financial liabilities of consolidated collateralized financing entities ("CCFEs") using the more observable of the fair value of the financial assets or of the financial liabilities for both the financial assets and financial liabilities.	January 1, 2015	This guidance was adopted using a modified retrospective approach and did not have a material impact on our consolidated financial statements. See Note 14, Fair Value Measurements, for further details.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

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

        When we adopt new accounting standards, we have a process in place to perform a thorough review of the pronouncement, identify the financial statement and system impacts and create an implementation plan among our impacted business units to ensure we are compliant with the pronouncement on the date of adoption. This includes having effective processes and controls in place to support the reported amounts. Each of the standards listed above is in varying stages in our implementation process based on its issuance and adoption dates. We are on track to implement guidance by the respective effective dates.

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

Investments

        Fixed maturities include bonds, asset-backed securities ("ABS"), redeemable preferred stock and certain non-redeemable preferred securities. Equity securities include mutual funds, common stock, non-redeemable preferred

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

1. Nature of Operations and Significant Accounting Policies — (continued)

stock and required regulatory investments. We classify fixed maturities and equity securities as either available-for-sale or trading at the time of the purchase and, accordingly, carry them at fair value. See Note 14, Fair Value Measurements, for methodologies related to the determination of fair value. Unrealized gains and losses related to available-for-sale securities, excluding those in fair value hedging relationships, are reflected in stockholders' equity, net of adjustments associated with DAC and related actuarial balances, derivatives in cash flow hedge relationships and applicable income taxes. Unrealized gains and losses related to hedged portions of available-for-sale securities in fair value hedging relationships and mark-to-market adjustments on certain trading securities are reflected in net realized capital gains (losses). Mark-to-market adjustments related to certain securities carried at fair value with an investment objective to realize economic value through mark-to-market changes are reflected in net investment income.

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

        Real estate investments are reported at cost less accumulated depreciation. The initial cost bases of properties acquired through loan foreclosures are the lower of the fair market values of the properties at the time of foreclosure or the outstanding loan balance. Buildings and land improvements are generally depreciated on the straight-line method over the estimated useful life of improvements and tenant improvement costs are depreciated on the straight-line method over the term of the related lease. We recognize impairment losses for properties when indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying value. In such cases, the cost basis of the properties are reduced to fair value. Real estate expected to be disposed is carried at the lower of cost or fair value, less cost to sell, with valuation allowances established accordingly and depreciation no longer recognized. The carrying amount of real estate held for sale was $130.7 million and $169.7 million as of December 31, 2016 and 2015, respectively. Any impairment losses and any changes in valuation allowances are reported in net income.

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

        Net realized capital gains and losses on sales of investments are determined on the basis of specific identification. In general, in addition to realized capital gains and losses on investment sales and periodic settlements on derivatives not designated as hedges, we report gains and losses related to the following in net realized capital gains (losses): other-than-temporary impairments of securities and subsequent realized recoveries, mark-to-market adjustments on certain trading securities, mark-to-market adjustments on sponsored investment funds, fair value hedge and cash flow hedge ineffectiveness, mark-to-market adjustments on derivatives not designated as hedges, changes in the mortgage loan valuation allowance provision, impairments of real estate held for investment and impairments of equity method investments. Investment gains and losses on sales of certain real estate held for sale due to investment strategy and mark-to-market adjustments on certain securities carried at fair value with an investment objective to realize economic value through mark-to-market changes are reported as net investment income and are excluded from net realized capital gains (losses).

        Policy loans and certain other investments are reported at cost. Interests in unconsolidated entities, joint ventures and partnerships are generally accounted for using the equity method. We have other investments reported at fair value or for which the fair value option has been elected. See Note 14, Fair Value Measurements, for detail on these investments.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

1. Nature of Operations and Significant Accounting Policies — (continued)

Derivatives

Overview

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

Accounting and Financial Statement Presentation

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

        Hedge Documentation and Effectiveness Testing.    At inception, we formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions. This process includes associating all derivatives designated as fair value or cash flow hedges with specific assets or liabilities on the consolidated statements of financial position or with specific firm commitments or forecasted transactions. Effectiveness of the hedge is formally assessed at inception and throughout the life of the hedging relationship. Even if a derivative is highly effective and qualifies for hedge accounting treatment, the hedge might have some ineffectiveness.

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

December 31, 2016

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

        If it is determined that a derivative no longer qualifies as an effective hedge, the derivative will continue to be carried on the consolidated statements of financial position at its fair value, with changes in fair value recognized prospectively in net realized capital gains (losses). The asset or liability under a fair value hedge will no longer be adjusted for changes in fair value pursuant to hedging rules and the existing basis adjustment is amortized to the consolidated statements of operations line associated with the asset or liability. The component of accumulated other comprehensive income ("AOCI") related to discontinued cash flow hedges that are no longer highly effective is amortized to the consolidated statements of operations consistent with the net income impacts of the original hedged cash flows. If a cash flow hedge is discontinued because it is probable the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from AOCI into net income.

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

Contractholder and Policyholder Liabilities

        Contractholder and policyholder liabilities (contractholder funds, future policy benefits and claims and other policyholder funds) include reserves for investment contracts, individual and group annuities that provide periodic income payments, universal life, term life insurance, participating traditional individual life insurance, group life insurance, health insurance and disability income policies, as well as a provision for dividends on participating policies.

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

        We hold additional reserves on certain long-duration contracts where benefit features result in gains in early years followed by losses in later years, universal life/variable universal life contracts that contain no lapse guarantee features, or annuities with guaranteed minimum death benefits.

        Reserves for individual and group annuities that provide periodic income payments, nonparticipating term life insurance and disability income contracts are computed on a basis of assumed investment yield, mortality, morbidity and expenses, including a provision for adverse deviation, which generally varies by plan, year of issue and policy duration. Investment yield is based on our experience. Mortality, morbidity and withdrawal rate assumptions are based on our experience and are periodically reviewed against both industry standards and experience.

        Reserves for participating life insurance contracts are based on the net level premium reserve for death and endowment policy benefits. This net level premium reserve is calculated based on dividend fund interest rates and mortality rates guaranteed in calculating the cash surrender values described in the contract.

        Participating business represented approximately 8%, 9% and 11% of our life insurance in force and 33%, 36% and 40% of the number of life insurance policies in force as of December 31, 2016, 2015 and 2014, respectively. Participating business represented approximately 31%, 36% and 40% of life insurance premiums for the years ended December 31, 2016, 2015 and 2014, respectively. The amount of dividends to policyholders is declared annually by Principal Life's Board of Directors. The amount of dividends to be paid to policyholders is determined after consideration of several factors including interest, mortality, morbidity and other expense experience for the year and judgment as to the appropriate level of statutory surplus to be retained by Principal Life. At the end of the reporting period, Principal Life establishes a dividend liability for the pro rata portion of the dividends expected to be paid on or before the next policy anniversary date.

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

December 31, 2016

1. Nature of Operations and Significant Accounting Policies — (continued)

position. These unearned revenue reserves are amortized to operations over the estimated lives of these policies and contracts in relation to the emergence of estimated gross profits ("EGPs").

        The liability for unpaid claims for both long-duration and short-duration contracts is an estimate of the ultimate net cost of reported and unreported losses not yet settled. This liability is estimated using actuarial analyses and case basis evaluations. Although considerable variability is inherent in such estimates, we believe the liability for unpaid claims is adequate. These estimates are continually reviewed and, as adjustments to this liability become necessary, such adjustments are reflected in net income. Our liability for unpaid claims does not include any allocated claim adjustment expenses.

        We incur claim adjustment expenses for both long-duration and short-duration contracts that cannot be allocated to a specific claim. Our claim adjustment expense liability is estimated using actuarial analyses based on historical trends of expenses and expected claim runout patterns.

Short-Duration Contracts

        We include the following group products in our short-duration insurance contracts disclosures: long-term disability ("LTD"), group life waiver, dental, vision, short-term disability ("STD") and group life.

        Future policy benefits and claims include reserves for group life and disability insurance that provide periodic income payments. These reserves are computed using assumptions of mortality, morbidity and investment performance. These assumptions are based on our experience, industry results, emerging trends and future expectations. Future policy benefits and claims also include reserves for incurred but unreported group disability, dental, vision and life insurance claims. We recognize claims costs in the period the service was provided to our policyholders. However, claims costs incurred in a particular period are not known with certainty until after we receive, process and pay the claims. We determine the amount of this liability using actuarial methods based on historical claim payment patterns as well as emerging cost trends, where applicable, to determine our estimate of claim liabilities.

        We have defined claim frequency as follows for each short-duration product:

  •
  LTD: Claim frequency is based on submitted reserve claim counts.

  •
  Group Life Waiver: Claim frequency is based on submitted reserve claim counts, consistent with LTD.

  •
  Dental and Vision: Claim frequency is based on the claim form, which may include one or more procedures.

  •
  STD: Claim frequency is based on submitted claims.

  •
  Group Life: Claim frequency is based on submitted life claims (lives, not coverages).

        We did not make any significant changes to our methodologies or assumptions used to calculate the liability for unpaid claims for short-duration contracts during 2016.

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

        Immediate annuities with life contingencies include products with fixed and guaranteed annuity considerations and benefits and consist principally of group and individual single premium annuities with life contingencies. Annuity considerations from these products are recognized as premium revenue. However, the collection of these annuity considerations does not represent the completion of the earnings process, as we establish annuity reserves using estimates for mortality and investment assumptions, which include provision for adverse deviation as required by U.S. GAAP. We anticipate profits to emerge over the life of the annuity products as we earn investment income, pay benefits and release reserves.

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

December 31, 2016

1. Nature of Operations and Significant Accounting Policies — (continued)

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

        DAC for universal life-type insurance contracts and certain investment contracts are amortized over the lives of the contracts in relation to EGPs or, in certain circumstances, estimated gross revenues. This amortization is adjusted in the current period when EGPs or estimated gross revenues are revised. For individual variable life insurance, individual variable annuities and group annuities that have separate account U.S. equity investment options, we utilize a mean reversion methodology (reversion to the mean assumption), a common industry practice, to determine the future domestic equity market growth rate assumption used for the calculation of EGPs. DAC for participating life insurance policies are amortized in proportion to estimated gross margins. DAC for non-participating term life insurance and individual disability policies are amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policyholder liabilities.

        DAC on insurance policies and investment contracts are subject to recoverability testing at the time of policy issue and loss recognition testing on an annual basis, or when an event occurs that may warrant loss recognition. If loss recognition or impairment is necessary, DAC would be written off to the extent it is determined that future policy premiums and investment income or gross profits are not adequate to cover related losses and expenses.

        DAC for long-term service contracts are amortized in proportion to the revenue recognized or straight-line if no pattern of revenue recognition can be reasonably predicted. We amortize capitalized costs of long-term service contracts on a straight-line basis, reflecting lapses as they are incurred, over the expected contract life.

Deferred Acquisition Costs on Internal Replacements

        All insurance and investment contract modifications and replacements are reviewed to determine if the internal replacement results in a substantially changed contract. If so, the acquisition costs, sales inducements and unearned

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

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

Long-Term Debt

        Long-term debt includes notes payable, nonrecourse mortgages and other debt with a maturity date greater than one year at the date of issuance. Current maturities of long-term debt are classified as long-term debt in our consolidated statements of financial position.

Reinsurance

        We enter into reinsurance agreements with other companies in the normal course of business in order to limit losses and minimize exposure to significant risks. We may assume reinsurance from or cede reinsurance to other companies. Assets and liabilities related to reinsurance ceded are reported on a gross basis. Premiums and expenses are reported net of reinsurance ceded. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. We are contingently liable with respect to reinsurance ceded to other companies in the event the reinsurer is unable to meet the obligations it has assumed. As of December 31, 2016 and 2015, we had $412.8 million and $397.5 million of net ceded reinsurance recoverables related to claims that have been received, respectively. As of December 31, 2016 and 2015, $390.5 million, or 95%, and $379.4 million, or 95%, were with our five largest ceded reinsurers, respectively. Our total amount recoverable from reinsurers includes net ceded reinsurance recoverables related to claims that have been received and reserves ceded to reinsurers; however, it does not reflect potentially offsetting impacts of collateral. As of December 31, 2016 and 2015, the total amount recoverable from reinsurers was $837.1 million and $857.3 million, respectively.

        The effects of reinsurance on premiums and other considerations and policy and contract benefits were as follows:

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Premiums and other considerations:
Direct	$5,753.8	$5,710.8	$4,123.7
Assumed	1.7	1.9	2.1
Ceded	(456.4)	(402.4)	(402.9)

Net premiums and other considerations	$5,299.1	$5,310.3	$3,722.9

Benefits, claims and settlement expenses:
Direct	$7,202.5	$7,196.7	$5,532.5
Assumed	28.1	28.7	30.7
Ceded	(317.4)	(527.7)	(332.2)

Net benefits, claims and settlement expenses	$6,913.2	$6,697.7	$5,231.0

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

December 31, 2016

1. Nature of Operations and Significant Accounting Policies — (continued)

        Separate account assets and separate account liabilities include certain international retirement accumulation products where the segregated funds and associated obligation to the client are consolidated within our financial statements. We have determined that summary totals are the most meaningful presentation for these funds.

        As of December 31, 2016 and December 31, 2015, the separate accounts included a separate account valued at $158.4 million and $158.2 million, respectively, which primarily included shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability to eligible participants of the qualified plan. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

Income Taxes

        We file a U.S. consolidated income tax return that includes all of our qualifying subsidiaries. In addition, we file income tax returns in all states and foreign jurisdictions in which we conduct business. Our policy of allocating income tax expenses and benefits to companies in the group is generally based upon pro rata contribution of taxable income or operating losses. We are taxed at corporate rates on taxable income based on existing tax laws. Current income taxes are charged or credited to net income based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred income taxes are provided for the tax effect of temporary differences in the financial reporting and income tax bases of assets and liabilities, net operating loss carryforwards and tax credit carryforwards using enacted income tax rates and laws. The effect on deferred income tax assets and deferred income tax liabilities of a change in tax rates is recognized in net income in the period in which the change is enacted.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

2. Goodwill and Other Intangible Assets

Goodwill

        The changes in the carrying amount of goodwill reported in our segments were as follows:

	Retirement and Income Solutions	Principal Global Investors	Principal International	U.S. Insurance Solutions	Corporate	Consolidated
	(in millions)
Balance as of January 1, 2015	$57.4	$252.4	$641.0	$56.6	$—	$1,007.4
Goodwill from acquisitions	—	3.1	101.7	—	—	104.8
Foreign currency	—	(3.4)	(99.8)	—	—	(103.2)

Balance as of December 31, 2015	57.4	252.1	642.9	56.6	—	1,009.0
Foreign currency	—	(9.6)	21.4	—	—	11.8

Balance as of December 31, 2016	$57.4	$242.5	$664.3	$56.6	$—	$1,020.8

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

Finite Lived Intangible Assets

        Amortized intangible assets that continue to be subject to amortization over a weighted average remaining expected life of 16 years were as follows:

	December 31,
	2016	2015
	(in millions)
Gross carrying value	$756.2	$766.7
Accumulated amortization	228.7	198.1

Net carrying value	$527.5	$568.6

        During 2015, we recorded an $8.3 million pre-tax impairment loss in operating expenses related to finite lived intangible assets that originated from the acquisition of our mutual fund company in Brazil with a gross carrying amount of $11.5 million and $3.2 million of accumulated amortization at the time of impairment. During 2016, 2015 and 2014, we fully amortized other finite lived intangible assets of $2.2 million, $0.5 million and $118.6 million, respectively.

        The amortization expense for intangible assets with finite useful lives was $44.5 million, $42.5 million and $49.9 million for 2016, 2015 and 2014, respectively. As of December 31, 2016, the estimated amortization expense for the next five years is as follows (in millions):

Year ending December 31:
2017	$44.7
2018	44.1
2019	43.0
2020	42.3
2021	39.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

2. Goodwill and Other Intangible Assets — (continued)

Indefinite Lived Intangible Assets

        The 2015 net impact of impairments of indefinite lived intangibles of our mutual fund company in Brazil resulted in a pre-tax loss of $14.7 million that was recorded in operating expenses.

        The net carrying amount of unamortized indefinite lived intangible assets was $797.8 million and $790.6 million as of December 31, 2016 and 2015, respectively. As of both December 31, 2016 and 2015, $608.0 million relates to investment management contracts associated with our acquisition of WM Advisors, Inc. in 2006. The remaining balance primarily relates to the trade name intangible associated with our acquisition of Administradora de Fondos de Pensiones Cuprum S.A. in 2013.

3. Variable Interest Entities

        We have relationships with various types of entities which may be VIEs. Certain VIEs are consolidated in our financial results. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption "Consolidation" for further details of our consolidation accounting policies. We did not provide financial or other support to investees designated as VIEs for the periods ended December 31, 2016 and December 31, 2015.

Adoption of New Consolidation Guidance

        Both the variable interest and voting interest consolidation models were changed under authoritative guidance effective January 1, 2016. The guidance eliminated the investment company deferral for portions of the variable interest model. Prior to January 1, 2016, the primary beneficiary of an investment company VIE was the enterprise who absorbed the majority of the entity's expected losses, received a majority of the expected residual returns or both. The new guidance requires all VIEs to be assessed under one method to determine the primary beneficiary.

        The determination of whether interests in limited partnerships and similar entities are VIEs or VOEs has also changed under the pronouncement, by requiring evaluation of the equity holders' rights to determine if they have the power to direct the entity's most significant activities through substantive kick-out rights or participating rights. Limited partnerships and similar entities without these rights are VIEs.

        We adopted the guidance using the modified retrospective approach effective January 1, 2016. Under the modified retrospective approach, the cumulative effect of initially applying the new guidance is recognized as of the date of initial application, and comparative periods are not restated. The changes resulting from the adoption were:

  •
  The adoption resulted in the deconsolidation of $8.6 billion of both assets and liabilities of certain mandatory privatized social security funds in which we provide asset management services. Prior to January 1, 2016, the funds were consolidated as VOEs and the funds were presented in separate account assets and liabilities in the consolidated statements of financial position. The deconsolidation did not have a material impact to our consolidated statements of operations and did not result in a cumulative effect of the change on retained earnings.

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

  •
  We provide asset management and other services to certain investment structures for which we earn performance-based management fees. These structures were considered VIEs prior to new accounting guidance, and we had a variable interest. We were not the primary beneficiary of these entities as we did not have the obligation to absorb losses or the right to receive benefits of the entities that could be potentially significant to the VIE. Subsequent to new accounting guidance, we no longer consider our fees a variable interest for those investment structures where our fees are deemed to be commensurate with the services provided, consistent with fees for similar services negotiated at arms-length, and we do not have additional interests in the entity that would absorb a significant amount of the entity's expected losses and expected residual returns of the entity.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

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

December 31, 2016

3. Variable Interest Entities — (continued)

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

Assets and Liabilities of Consolidated Variable Interest Entities

        The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	December 31, 2016		December 31, 2015
	Total assets	Total liabilities	Total assets	Total liabilities
	(in millions)
Grantor trusts (1)	$233.3	$212.3	$257.9	$231.8
Collateralized private investment vehicles (2)	82.4	61.5	100.4	85.9
CMBS	12.5	—	18.4	—
Mandatory retirement savings funds (3)	36,526.7	36,202.8	33,941.3	33,639.3
Real estate (4)	329.2	26.8	384.2	71.3
Sponsored investment funds (5)	114.3	0.9	—	—

Total	$37,298.4	$36,504.3	$34,702.2	$34,028.3

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

(4)
The assets of the real estate VIEs primarily include real estate, other investments and cash. Liabilities primarily include other liabilities. Liabilities also included long-term debt as of December 31, 2015.

(5)
The assets of sponsored investment funds are primarily fixed maturities and equity securities reported in other investments and cash. The consolidated statements of financial position included a $58.8 million redeemable noncontrolling interest for sponsored investment funds as of December 31, 2016.

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

        Unconsolidated VIEs include certain CMBS, residential mortgage-backed pass-through securities ("RMBS") and other ABS. All of these entities were deemed VIEs because the equity within these entities is insufficient to sustain them. We determined we are not the primary beneficiary in the entities within these categories of investments. This determination was based primarily on the fact we do not own the class of security that controls the unilateral right to replace the special servicer or equivalent function.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

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

        The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

	Asset carrying value	Maximum exposure to loss (1)
	(in millions)
December 31, 2016
Fixed maturities, available-for-sale:
Corporate	$368.4	$298.6
Residential mortgage-backed pass-through securities	2,834.7	2,798.0
Commercial mortgage-backed securities	4,096.5	4,153.2
Collateralized debt obligations	758.6	780.1
Other debt obligations	5,036.1	5,048.9
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	19.9	19.9
Commercial mortgage-backed securities	1.9	1.9
Collateralized debt obligations	10.6	10.6
Equity securities, trading	68.3	68.3
Other investments:
Other limited partnership and fund interests	654.6	1,127.8
December 31, 2015
Fixed maturities, available-for-sale:
Corporate	$453.4	$359.8
Residential mortgage-backed pass-through securities	2,627.5	2,549.4
Commercial mortgage-backed securities	3,919.8	3,932.5
Collateralized debt obligations	667.5	692.7
Other debt obligations	4,530.8	4,527.3
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	25.9	25.9
Commercial mortgage-backed securities	2.3	2.3
Collateralized debt obligations	35.1	35.1
Other investments:
Other limited partnership and fund interests	255.6	255.6

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

December 31, 2016

3. Variable Interest Entities — (continued)

        Effective January 1, 2016, new accounting guidance provides a scope exception for money market funds registered under Rule 2a-7 of the Investment Company Act of 1940 or similar funds. The scope exception eliminates the requirement to assess money market mutual funds under any consolidation model.

        As of December 31, 2016 and December 31, 2015, these funds held $0.8 billion and $1.3 billion in total assets, respectively. We have no contractual obligation to contribute to the funds; however, we provided support to these money market mutual funds through the waiver of fees and expense reimbursements. The amount of fees waived and expenses reimbursed was insignificant.

4. Investments

Fixed Maturities and Equity Securities

        The amortized cost, gross unrealized gains and losses, other-than-temporary impairments in AOCI and fair value of fixed maturities and equity securities available-for-sale were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Other-than- temporary impairments in AOCI (1)
	(in millions)
December 31, 2016
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,426.7	$17.2	$10.9	$1,433.0	$—
Non-U.S. governments	781.7	119.3	7.4	893.6	—
States and political subdivisions	5,463.9	192.4	87.1	5,569.2	1.1
Corporate	32,699.7	1,843.5	350.8	34,192.4	17.2
Residential mortgage-backed pass-through securities	2,798.0	67.3	30.6	2,834.7	—
Commercial mortgage-backed securities	4,153.2	31.2	87.9	4,096.5	77.5
Collateralized debt obligations	780.1	2.8	24.3	758.6	0.3
Other debt obligations	5,080.9	37.0	49.8	5,068.1	50.3

Total fixed maturities, available-for-sale	$53,184.2	$2,310.7	$648.8	$54,846.1	$146.4

Total equity securities, available-for-sale	$104.9	$4.9	$10.9	$98.9

December 31, 2015
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,488.4	$23.4	$8.3	$1,503.5	$—
Non-U.S. governments	669.8	128.5	5.0	793.3	—
States and political subdivisions	4,501.8	234.7	19.4	4,717.1	—
Corporate	30,245.5	1,532.9	638.2	31,140.2	5.9
Residential mortgage-backed pass-through securities	2,549.4	90.0	11.9	2,627.5	—
Commercial mortgage-backed securities	3,932.5	65.3	78.0	3,919.8	80.7
Collateralized debt obligations	692.7	1.4	26.6	667.5	1.3
Other debt obligations	4,594.2	39.2	35.8	4,597.6	58.2

Total fixed maturities, available-for-sale	$48,674.3	$2,115.4	$823.2	$49,966.5	$146.1

Total equity securities, available-for-sale	$111.2	$7.5	$14.2	$104.5

(1)
Excludes $120.9 million and $131.5 million as of December 31, 2016 and December 31, 2015, respectively, of net unrealized gains on impaired fixed maturities, available-for-sale related to changes in fair value subsequent to the impairment date, which are included in gross unrealized gains and gross unrealized losses.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

4. Investments — (continued)

        The amortized cost and fair value of fixed maturities available-for-sale as of December 31, 2016, by expected maturity, were as follows:

	Amortized cost	Fair value
	(in millions)
Due in one year or less	$3,216.1	$3,230.2
Due after one year through five years	12,286.4	12,677.4
Due after five years through ten years	8,572.8	8,788.4
Due after ten years	16,296.7	17,392.2

Subtotal	40,372.0	42,088.2
Mortgage-backed and other asset-backed securities	12,812.2	12,757.9

Total	$53,184.2	$54,846.1

        Actual maturities may differ because borrowers may have the right to call or prepay obligations. Our portfolio is diversified by industry, issuer and asset class. Credit concentrations are managed to established limits.

Net Investment Income

        Major components of net investment income were as follows:

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Fixed maturities, available-for-sale	$2,253.8	$2,131.8	$2,283.8
Fixed maturities, trading	20.2	21.4	27.9
Equity securities, available-for-sale	20.1	15.0	7.0
Equity securities, trading	31.4	35.2	61.4
Mortgage loans	573.9	575.1	630.9
Real estate	127.9	97.1	103.8
Policy loans	46.3	46.3	49.4
Cash and cash equivalents	14.2	8.5	6.5
Derivatives (1)	(36.1)	(66.6)	(88.0)
Other	329.2	265.3	252.1

Total	3,380.9	3,129.1	3,334.8
Investment expenses	(84.4)	(77.0)	(76.9)

Net investment income	$3,296.5	$3,052.1	$3,257.9

(1)
Relates to periodic settlements of derivatives used in fair value and cash flow hedges of fixed maturities, available-for-sale. See Note 5, Derivative Financial Instruments, for further details.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

4. Investments — (continued)

Net Realized Capital Gains and Losses

        Major components of net realized capital gains (losses) on investments were as follows:

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$74.6	$20.9	$61.3
Gross losses	(28.6)	(6.7)	(24.1)
Net impairment losses	(96.7)	(30.5)	(88.0)
Hedging, net	(37.9)	(58.3)	(21.5)
Fixed maturities, trading	4.1	(12.3)	31.2
Equity securities, available-for-sale:
Gross gains	—	1.2	0.2
Gross losses	—	(1.8)	(0.2)
Net impairment (losses) recoveries	(1.7)	0.3	10.0
Equity securities, trading	6.8	(3.4)	21.7
Mortgage loans	4.5	(0.1)	(9.4)
Derivatives	210.1	38.1	13.1
Other	35.9	1.5	20.4

Net realized capital gains (losses)	$171.1	$(51.1)	$14.7

        Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $1,916.9 million, $1,537.5 million and $2,251.2 million in 2016, 2015 and 2014, respectively.

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

        Each reporting period, all securities are reviewed to determine whether an other-than-temporary decline in value exists and whether losses should be recognized. We consider relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events; (4) for structured securities, the adequacy of the expected cash flows; (5) for fixed maturities, our intent to sell a security or whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity and (6) for equity securities, our ability and intent to hold the security for a period of time that allows for the recovery in value. To the extent we determine a security is deemed to be other than temporarily impaired, an impairment loss is recognized.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

4. Investments — (continued)

        Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, were as follows:

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Fixed maturities, available-for-sale	$(97.1)	$(1.1)	$13.8
Equity securities, available-for-sale	(1.7)	0.3	10.0

Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities	(98.8)	(0.8)	23.8
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) OCI (1)	0.4	(29.4)	(101.8)

Net impairment losses on available-for-sale securities	$(98.4)	$(30.2)	$(78.0)

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

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Beginning balance	$(131.5)	$(144.4)	$(235.4)
Credit losses for which an other-than-temporary impairment was not previously recognized	(43.4)	(6.1)	(11.3)
Credit losses for which an other-than-temporary impairment was previously recognized	(31.7)	(13.8)	(67.4)
Reduction for credit losses previously recognized on fixed maturities now sold, paid down or intended to be sold	60.5	24.7	163.1
Net reduction for positive changes in cash flows expected to be collected and amortization (1)	6.4	7.5	6.6
Foreign currency translation adjustment	(0.2)	0.6	—

Ending balance	$(139.9)	$(131.5)	$(144.4)

(1)
Amounts are recognized in net investment income.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

4. Investments — (continued)

Gross Unrealized Losses for Fixed Maturities and Equity Securities

        For fixed maturities and equity securities available-for-sale with unrealized losses, including other-than-temporary impairment losses reported in OCI, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	December 31, 2016
	Less than twelve months		Greater than or equal to twelve months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$570.3	$10.9	$8.2	$—	$578.5	$10.9
Non-U.S. governments	198.0	5.4	12.2	2.0	210.2	7.4
States and political subdivisions	2,229.4	86.6	4.8	0.5	2,234.2	87.1
Corporate	6,559.7	189.2	1,285.6	161.6	7,845.3	350.8
Residential mortgage-backed pass-through securities	1,265.6	29.8	16.0	0.8	1,281.6	30.6
Commercial mortgage-backed securities	1,637.2	41.0	612.5	46.9	2,249.7	87.9
Collateralized debt obligations	265.7	0.9	195.6	23.4	461.3	24.3
Other debt obligations	2,229.4	32.8	376.2	17.0	2,605.6	49.8

Total fixed maturities, available-for-sale	$14,955.3	$396.6	$2,511.1	$252.2	$17,466.4	$648.8

Total equity securities, available-for-sale	$18.2	$0.4	$35.4	$10.5	$53.6	$10.9

        Of the total amounts, Principal Life's consolidated portfolio represented $16,918.9 million in available-for-sale fixed maturities with gross unrealized losses of $615.1 million. Of those fixed maturity securities in Principal Life's consolidated portfolio with a gross unrealized loss position, 94% were investment grade (rated AAA through BBB-) with an average price of 96 (carrying value/amortized cost) as of December 31, 2016. Gross unrealized losses in our fixed maturities portfolio decreased during the year ended December 31, 2016, primarily due to tightening of credit spreads, partially offset by an increase in interest rates.

        For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life's consolidated portfolio held 1,911 securities with a carrying value of $14,549.4 million and unrealized losses of $384.6 million reflecting an average price of 97 as of December 31, 2016. Of this portfolio, 98% was investment grade (rated AAA through BBB–) as of December 31, 2016, with associated unrealized losses of $374.1 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

        For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life's consolidated portfolio held 453 securities with a carrying value of $2,369.5 million and unrealized losses of $230.5 million. The average credit rating of this portfolio was A– with an average price of 91 as of December 31, 2016. Of the $230.5 million in unrealized losses, the corporate sector accounts for $141.9 million in unrealized losses with an average price of 89 and an average credit rating of BBB–. The remaining unrealized losses consist primarily of $46.9 million within the commercial mortgage-backed securities sector with an average price of 93 and an average credit rating of AA–. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

4. Investments — (continued)

        Because we expected to recover our amortized cost, it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be maturity, we did not consider these investments to be other-than-temporarily impaired as of December 31, 2016.

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

        Of the total amounts, Principal Life's consolidated portfolio represented $15,980.0 million in available-for-sale fixed maturities with gross unrealized losses of $777.0 million. Of those fixed maturity securities in Principal Life's consolidated portfolio with a gross unrealized loss position, 87% were investment grade (rated AAA through BBB–) with an average price of 95 (carrying value/amortized cost) as of December 31, 2015. Gross unrealized losses in our fixed maturities portfolio increased during the year ended December 31, 2015, primarily due to an increase in interest rates and widening of credit spreads.

        For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life's consolidated portfolio held 1,725 securities with a carrying value of $13,673.9 million and unrealized losses of $376.3 million reflecting an average price of 97 as of December 31, 2015. Of this portfolio, 90% was investment grade (rated AAA through BBB–) as of December 31, 2015, with associated unrealized losses of $298.1 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

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

Net Unrealized Gains and Losses on Available-for-Sale Securities and Derivative Instruments

        The net unrealized gains and losses on investments in available-for-sale securities, the noncredit component of impairment losses on fixed maturities available-for-sale and the net unrealized gains and losses on derivative instruments in cash flow hedge relationships are reported as separate components of stockholders' equity. The cumulative amount of

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

4. Investments — (continued)

net unrealized gains and losses on available-for-sale securities and derivative instruments in cash flow hedge relationships net of adjustments related to DAC and related actuarial balances and applicable income taxes was as follows:

	December 31, 2016	December 31, 2015
	(in millions)
Net unrealized gains on fixed maturities, available-for-sale (1)	$1,727.8	$1,376.0
Noncredit component of impairment losses on fixed maturities, available-for-sale	(146.4)	(146.1)
Net unrealized losses on equity securities, available-for-sale	(6.0)	(6.7)
Adjustments for assumed changes in amortization patterns	(121.9)	(127.0)
Adjustments for assumed changes in policyholder liabilities	(469.2)	(309.7)
Net unrealized gains on derivative instruments	186.5	181.6
Net unrealized gains on equity method subsidiaries and noncontrolling interest adjustments	68.0	98.0
Provision for deferred income taxes	(411.8)	(350.2)

Net unrealized gains on available-for-sale securities and derivative instruments	$827.0	$715.9

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

	December 31, 2016	December 31, 2015
	(in millions)
Commercial mortgage loans	$12,055.2	$11,265.3
Residential mortgage loans	1,219.9	1,125.7

Total amortized cost	13,275.1	12,391.0
Valuation allowance	(44.9)	(51.6)

Total carrying value	$13,230.2	$12,339.4

        We periodically purchase mortgage loans as well as sell mortgage loans we have originated. Mortgage loans purchased and sold were as follows:

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Commercial mortgage loans:
Purchased	$163.3	$223.4	$59.5
Sold	0.3	21.6	2.3
Residential mortgage loans:
Purchased	290.3	295.3	184.8
Sold	48.4	79.3	95.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

4. Investments — (continued)

        Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on stabilized properties. Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	December 31, 2016		December 31, 2015
	Amortized cost	Percent of total	Amortized cost	Percent of total
	($ in millions)
Geographic distribution
New England	$532.1	4.4%	$509.4	4.5%
Middle Atlantic	3,317.3	27.5	3,075.6	27.3
East North Central	652.6	5.4	451.8	4.0
West North Central	185.6	1.5	264.3	2.3
South Atlantic	2,189.5	18.2	2,072.7	18.4
East South Central	239.3	2.0	215.1	1.9
West South Central	1,211.7	10.1	1,120.6	9.9
Mountain	932.6	7.7	898.8	8.0
Pacific	2,707.2	22.5	2,614.1	23.2
International	87.3	0.7	42.9	0.5

Total	$12,055.2	100.0%	$11,265.3	100.0%

Property type distribution
Office	$4,417.6	36.6%	$4,010.0	35.6%
Retail	2,671.1	22.2	2,521.6	22.4
Industrial	1,802.4	15.0	1,840.9	16.3
Apartments	2,741.4	22.7	2,474.2	22.0
Hotel	260.7	2.2	320.5	2.7
Mixed use/other	162.0	1.3	98.1	1.0

Total	$12,055.2	100.0%	$11,265.3	100.0%

        Our residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $165.6 million and $218.8 million and first lien mortgages with an amortized cost of $1,054.3 million and $906.9 million as of December 31, 2016 and December 31, 2015, respectively. Our residential home equity mortgages are concentrated in the United States and are generally second lien mortgages comprised of closed-end loans and lines of credit. Our first lien loans are concentrated in Chile and the United States.

Mortgage Loan Credit Monitoring

Commercial Credit Risk Profile Based on Internal Rating

        We actively monitor and manage our commercial mortgage loan portfolio. All commercial mortgage loans are analyzed regularly and substantially all are internally rated, based on a proprietary risk rating cash flow model, in order to monitor the financial quality of these assets. The model stresses expected cash flows at various levels and at different points in time depending on the durability of the income stream, which includes our assessment of factors such as location (macro and micro markets), tenant quality and lease expirations. Our internal rating analysis presents expected losses in terms of an S&P Global ("S&P") bond equivalent rating. As the credit risk for commercial mortgage loans increases, we adjust our internal ratings downward with loans in the category "B+ and below" having the highest risk for credit loss. Internal ratings on commercial mortgage loans are updated at least annually and potentially more often for certain loans with material changes in collateral value or occupancy and for loans on an internal "watch list".

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

December 31, 2016

4. Investments — (continued)

        The amortized cost of our commercial mortgage loan portfolio by credit risk, as determined by our internal rating system expressed in terms of an S&P bond equivalent rating, was as follows:

	December 31, 2016
	Brick and mortar	CTL	Total
	(in millions)
A– and above	$10,612.8	$158.5	$10,771.3
BBB+ thru BBB–	1,009.8	100.6	1,110.4
BB+ thru BB–	160.5	—	160.5
B+ and below	12.1	0.9	13.0

Total	$11,795.2	$260.0	$12,055.2

	December 31, 2015
	Brick and mortar	CTL	Total
	(in millions)
A– and above	$9,844.2	$224.0	$10,068.2
BBB+ thru BBB–	892.4	119.5	1,011.9
BB+ thru BB–	159.6	0.1	159.7
B+ and below	24.8	0.7	25.5

Total	$10,921.0	$344.3	$11,265.3

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

        The amortized cost of our performing and non-performing residential mortgage loans was as follows:

	December 31, 2016
	Home equity	First liens	Total
	(in millions)
Performing	$156.8	$1,043.1	$1,199.9
Non-performing	8.8	11.2	20.0

Total	$165.6	$1,054.3	$1,219.9

	December 31, 2015
	Home equity	First liens	Total
	(in millions)
Performing	$208.0	$895.6	$1,103.6
Non-performing	10.8	11.3	22.1

Total	$218.8	$906.9	$1,125.7

Non-Accrual Mortgage Loans

        Commercial and residential mortgage loans are placed on non-accrual status if we have concern regarding the collectability of future payments or if a loan has matured without being paid off or extended. Factors considered may include conversations with the borrower, loss of major tenant, bankruptcy of borrower or major tenant, decreased property cash flow for commercial mortgage loans or number of days past due and other circumstances for residential mortgage loans. Based on an assessment as to the collectability of the principal, a determination is made to apply any payments received either against the principal or according to the contractual terms of the loan. When a loan is placed on non-accrual status, the accrued unpaid interest receivable is reversed against interest income. Accrual of interest resumes after factors resulting in doubts about collectability have improved. Residential first lien mortgages in the Chilean market are carried on accrual for a longer period of delinquency than domestic loans, as assessment of collectability is based on the nature of the loans and collection practices in that market.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

4. Investments — (continued)

        The amortized cost of mortgage loans on non-accrual status was as follows:

	December 31, 2016	December 31, 2015
	(in millions)
Residential:
Home equity	$8.8	$10.8
First liens	5.6	7.9

Total	$14.4	$18.7

        The aging of our mortgage loans, based on amortized cost, was as follows:

	December 31, 2016
	30 - 59 days past due	60 - 89 days past due	90 days or more past due	Total past due	Current	Total loans	Recorded investment 90 days or more and accruing
	(in millions)
Commercial-brick and mortar	$—	$—	$—	$—	$11,795.2	$11,795.2	$—
Commercial-CTL	—	—	—	—	260.0	260.0	—
Residential-home equity	1.9	1.1	1.4	4.4	161.2	165.6	—
Residential-first liens	40.1	11.3	10.0	61.4	992.9	1,054.3	5.6

Total	$42.0	$12.4	$11.4	$65.8	$13,209.3	$13,275.1	$5.6

	December 31, 2015
	30 - 59 days past due	60 - 89 days past due	90 days or more past due	Total past due	Current	Total loans	Recorded investment 90 days or more and accruing
	(in millions)
Commercial-brick and mortar	$—	$—	$—	$—	$10,921.0	$10,921.0	$—
Commercial-CTL	—	—	—	—	344.3	344.3	—
Residential-home equity	2.0	1.0	0.6	3.6	215.2	218.8	—
Residential-first liens	20.5	5.5	10.0	36.0	870.9	906.9	3.4

Total	$22.5	$6.5	$10.6	$39.6	$12,351.4	$12,391.0	$3.4

Mortgage Loan Valuation Allowance

        We establish a valuation allowance to provide for the risk of credit losses inherent in our portfolio. The valuation allowance includes loan specific reserves for loans that are deemed to be impaired as well as reserves for pools of loans with similar risk characteristics where a property risk or market specific risk has not been identified but for which we anticipate a loss may occur. Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable we will be unable to collect all amounts due according to contractual terms of the loan agreement. When we determine a loan is impaired, a valuation allowance is established equal to the difference between the carrying amount of the mortgage loan and the estimated value reduced by the cost to sell. Estimated value is based on either the present value of the expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or fair value of the collateral. Subsequent changes in the estimated value are reflected in the valuation allowance. Amounts on loans deemed to be uncollectible are charged off and removed from the valuation allowance. The change in the valuation allowance provision is included in net realized capital gains (losses) on our consolidated statements of operations.

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

December 31, 2016

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

4. Investments — (continued)

        A rollforward of our valuation allowance and ending balances of the allowance and loan balance by basis of impairment method was as follows:

	Commercial	Residential	Total
	(in millions)
For the year ended December 31, 2016
Beginning balance	$27.5	$24.1	$51.6
Provision	1.4	(5.6)	(4.2)
Charge-offs	(1.5)	(4.6)	(6.1)
Recoveries	—	3.6	3.6

Ending balance	$27.4	$17.5	$44.9

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$—	$5.9	$5.9
Collectively evaluated for impairment	27.4	11.6	39.0

Allowance ending balance	$27.4	$17.5	$44.9

Loan balance by basis of impairment method:
Individually evaluated for impairment	$—	$19.2	$19.2
Collectively evaluated for impairment	12,055.2	1,200.7	13,255.9

Loan ending balance	$12,055.2	$1,219.9	$13,275.1

For the year ended December 31, 2015
Beginning balance	$26.9	$29.6	$56.5
Provision	3.9	—	3.9
Charge-offs	(3.4)	(9.0)	(12.4)
Recoveries	0.1	3.6	3.7
Effect of exchange rates	—	(0.1)	(0.1)

Ending balance	$27.5	$24.1	$51.6

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$—	$7.5	$7.5
Collectively evaluated for impairment	27.5	16.6	44.1

Allowance ending balance	$27.5	$24.1	$51.6

Loan balance by basis of impairment method:
Individually evaluated for impairment	$—	$23.2	$23.2
Collectively evaluated for impairment	11,265.3	1,102.5	12,367.8

Loan ending balance	$11,265.3	$1,125.7	$12,391.0

For the year ended December 31, 2014
Beginning balance	$28.7	$41.1	$69.8
Provision	(0.9)	7.7	6.8
Charge-offs	(0.9)	(22.7)	(23.6)
Recoveries	—	3.6	3.6
Effect of exchange rates	—	(0.1)	(0.1)

Ending balance	$26.9	$29.6	$56.5

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$2.4	$9.0	$11.4
Collectively evaluated for impairment	24.5	20.6	45.1

Allowance ending balance	$26.9	$29.6	$56.5

Loan balance by basis of impairment method:
Individually evaluated for impairment	$4.4	$27.1	$31.5
Collectively evaluated for impairment	10,719.4	1,117.2	11,836.6

Loan ending balance	$10,723.8	$1,144.3	$11,868.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

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

	December 31, 2016
	Recorded investment	Unpaid principal balance	Related allowance
	(in millions)
With no related allowance recorded:
Residential-first liens	$1.5	$1.5	$—
With an allowance recorded:
Residential-home equity	13.0	14.1	5.5
Residential-first liens	4.7	4.6	0.4
Total:
Residential	$19.2	$20.2	$5.9

	December 31, 2015
	Recorded investment	Unpaid principal balance	Related allowance
	(in millions)
With no related allowance recorded:
Residential-first liens	$3.6	$3.6	$—
With an allowance recorded:
Residential-home equity	13.7	14.8	7.0
Residential-first liens	5.9	5.8	0.5
Total:
Residential	$23.2	$24.2	$7.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

4. Investments — (continued)

	Average recorded investment	Interest income recognized
	(in millions)
For the year ended December 31, 2016
With no related allowance recorded:
Residential-first liens	$2.6	$—
With an allowance recorded:
Residential-home equity	13.4	0.3
Residential-first liens	5.3	0.1
Total:
Residential	$21.3	$0.4
For the year ended December 31, 2015
With no related allowance recorded:
Commercial-brick and mortar	$2.6	$—
Residential-first liens	3.5	—
With an allowance recorded:
Commercial-brick and mortar	2.2	0.2
Residential-home equity	15.1	0.4
Residential-first liens	6.6	0.2
Total:
Commercial	$4.8	$0.2
Residential	$25.2	$0.6
For the year ended December 31, 2014
With no related allowance recorded:
Commercial-brick and mortar	$13.4	$—
Residential-first liens	4.0	—
With an allowance recorded:
Commercial-brick and mortar	4.4	0.2
Residential-home equity	18.0	0.6
Residential-first liens	8.1	0.2
Total:
Commercial	$17.8	$0.2
Residential	$30.1	$0.8

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

        The following table includes information about outstanding loans that were modified and met the criteria of a TDR during the periods indicated. In addition, the table includes information for loans that were modified and met the criteria of a TDR within the past twelve months that were in payment default during the periods indicated:

	For the year ended December 31, 2016
	TDRs		TDRs in payment default
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
		(in millions)		(in millions)
Residential-home equity	9	$0.5	—	$—
Residential-first liens	1	0.1	—	—

Total	10	$0.6	—	$—

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

4. Investments — (continued)

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

Real Estate

        Depreciation expense on invested real estate was $52.0 million, $49.3 million and $46.5 million in 2016, 2015 and 2014, respectively. Accumulated depreciation was $450.4 million and $405.7 million as of December 31, 2016 and 2015, respectively.

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

	December 31,
	2016	2015
	(in millions)
Total assets	$123,621.2	$101,099.0
Total liabilities	73,688.8	52,839.3

Total equity	$49,932.4	$48,259.7

Net investment in unconsolidated entities (1)	$1,223.8	$1,098.3

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Total revenues	$14,376.4	$13,171.0	$6,297.0
Net income	3,455.3	4,866.0	1,152.7
Our share of net income of unconsolidated entities (1)	232.7	165.3	148.4

(1)
Our most significant equity investee is Brasilprev Seguros e Previdencia, a co-managed joint venture in Brazil.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

4. Investments — (continued)

        In addition, other investments include $875.2 million and $819.3 million of direct financing leases as of December 31, 2016 and 2015, respectively. Our Chilean operations enter into private placement contracts for commercial, industrial and office space properties whereby our Chilean operations purchase the real estate and/or building from the seller-lessee but then lease the property back to the seller-lessee. Ownership of the property is transferred to the lessee by the end of the lease term. The direct financing lease receivables are carried at amortized cost. We actively monitor and manage our direct financing leases. All leases within the portfolio are analyzed regularly and internally rated, based on financial condition, payment history and loan-to-value.

        Derivative assets are carried at fair value and reported as a component of other investments. Certain sponsored investment funds are also carried at fair value and reported as a component of other investments, with changes in fair value included in net realized capital gains (losses) on our consolidated statements of operations.

Securities Posted as Collateral

        As of December 31, 2016 and 2015, we posted $2,562.8 million and $2,705.5 million, respectively, in commercial mortgage loans and home equity mortgages to satisfy collateral requirements associated with our obligation under funding agreements with Federal Home Loan Bank of Des Moines ("FHLB Des Moines"). In addition, as of December 31, 2016 and 2015, we posted $2,233.2 million and $935.7 million, respectively, in fixed maturities, available-for-sale securities to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant ("FCM") agreements, a lending arrangement and our obligation under funding agreements with FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as fixed maturities, available-for-sale and mortgage loans, respectively, on our consolidated statements of financial position. Of the securities posted as collateral, as of December 31, 2016 and 2015, $272.8 million and $295.2 million, respectively, could be sold or repledged by the secured party.

Balance Sheet Offsetting

        Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the consolidated statements of financial position
	Gross amount of recognized assets (1)	Financial instruments (2)	Collateral received	Net amount
	(in millions)
December 31, 2016
Derivative assets	$887.2	$(294.2)	$(582.0)	$11.0
Reverse repurchase agreements	41.1	—	(41.1)	—

Total	$928.3	$(294.2)	$(623.1)	$11.0

December 31, 2015
Derivative assets	$665.4	$(409.7)	$(233.6)	$22.1
Reverse repurchase agreements	79.7	—	(79.7)	—

Total	$745.1	$(409.7)	$(313.3)	$22.1

(1)
The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents, respectively, on the consolidated statements of financial position. The above excludes $6.4 million and $1.2 million of derivative assets as of December 31, 2016 and December 31, 2015, respectively, that are not subject to master netting agreements or similar agreements. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.

(2)
Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

4. Investments — (continued)

        Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the consolidated statements of financial position
	Gross amount of recognized liabilities (1)	Financial instruments (2)	Collateral pledged	Net amount
	(in millions)
December 31, 2016
Derivative liabilities	$567.5	$(294.2)	$(243.9)	$29.4
Repurchase agreements	9.7	—	—	9.7

Total	$577.2	$(294.2)	$(243.9)	$39.1

December 31, 2015
Derivative liabilities	$758.6	$(409.7)	$(253.9)	$95.0

(1)
The gross amount of recognized derivative liabilities are reported with other liabilities on the consolidated statements of financial position. The above excludes $394.3 million and $421.5 million of derivative liabilities as of December 31, 2016 and December 31, 2015, respectively, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amount of recognized repurchase agreement liabilities are reported with short-term debt on the consolidated statements of financial position. The gross amounts of derivative and repurchase agreement liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.

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

        Repurchase and reverse repurchase agreements include provisions to setoff other repurchase and reverse repurchase balances with the same counterparty. Repurchase and reverse repurchase agreements also include collateral provisions with the counterparties. For reverse repurchase agreements we require the counterparties to pledge collateral with a value greater than the amount of cash transferred. We have the right but do not sell or repledge collateral received in reverse repurchase agreements. Repurchase agreements are structured as secured borrowings for all counterparties. We pledge fixed maturities available-for-sale, which the counterparties have the right to sell or repledge. Interest incurred on repurchase agreements is reported as part of operating expenses on the consolidated statements of operations. Net proceeds related to repurchase agreements are reported as a component of financing activities on the consolidated statements of cash flows. We did not have any outstanding repurchase agreements as of December 31, 2015.

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

December 31, 2016

5. Derivative Financial Instruments — (continued)

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

Foreign Exchange Contracts

        Foreign currency risk is the risk we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises from foreign currency-denominated funding agreements we issue, foreign currency-denominated fixed maturity and equity securities we invest in, capital transactions with our international operations and the financial results of our international operations. We use various derivatives to manage our exposure to fluctuations in foreign currency exchange rates.

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

December 31, 2016

5. Derivative Financial Instruments — (continued)

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

December 31, 2016

5. Derivative Financial Instruments — (continued)

arising out of all included transactions. For reporting purposes, we do not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparties under master netting agreements.

        We posted $322.4 million and $342.7 million in cash and securities under collateral arrangements as of December 31, 2016 and December 31, 2015, respectively, to satisfy collateral requirements associated with our derivative credit support agreements and FCM agreements. These amounts include initial margin requirements.

        Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of December 31, 2016 and December 31, 2015, was $454.7 million and $606.5 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral triggers, we posted collateral and initial margin of $322.4 million and $342.7 million as of December 31, 2016 and December 31, 2015, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2016, we would be required to post an additional $42.0 million of collateral to our counterparties.

        As of December 31, 2016 and December 31, 2015, we had received $576.3 million and $217.5 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

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

December 31, 2016

5. Derivative Financial Instruments — (continued)

Credit exposure represents the gross amount owed to us under derivative contracts as of the valuation date. The notional amounts and credit exposure of our derivative financial instruments by type were as follows:

	December 31, 2016	December 31, 2015
	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$23,520.4	$21,704.2
Interest rate options	4,950.5	4,900.0
Interest rate futures	96.0	162.0
Swaptions	77.0	259.0
Foreign exchange contracts:
Currency swaps	1,552.0	1,751.0
Currency forwards	851.3	1,040.6
Equity contracts:
Equity options	3,505.8	3,604.8
Equity futures	545.1	514.2
Credit contracts:
Credit default swaps	961.3	1,084.5
Total return swaps	90.0	90.0
Futures	11.9	13.1
Other contracts:
Embedded derivatives	10,209.5	9,905.0

Total notional amounts at end of period	$46,370.8	$45,028.4

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$733.1	$505.5
Interest rate options	27.3	34.1
Foreign exchange contracts:
Currency swaps	106.2	105.6
Currency forwards	6.4	4.4
Equity contracts:
Equity options	28.2	39.9
Credit contracts:
Credit default swaps	7.0	13.4
Total return swaps	0.7	0.5

Total gross credit exposure	908.9	703.4
Less: collateral received	586.8	234.2

Net credit exposure	$322.1	$469.2

        The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$4.4	$9.4	$71.3	$132.2
Foreign exchange contracts	86.8	94.1	143.4	164.2

Total derivatives designated as hedging instruments	$91.2	$103.5	$214.7	$296.4

Derivatives not designated as hedging instruments
Interest rate contracts	$739.3	$493.0	$200.6	$255.8
Foreign exchange contracts	27.2	16.4	56.2	68.1
Equity contracts	28.2	39.8	95.9	112.3
Credit contracts	7.7	13.9	5.7	39.7
Other contracts	—	—	388.7	407.8

Total derivatives not designated as hedging instruments	802.4	563.1	747.1	883.7

Total derivative instruments	$893.6	$666.6	$961.8	$1,180.1

(1)
The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

5. Derivative Financial Instruments — (continued)

(2)
The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivative liabilities with a fair value of $176.5 million and $177.4 million as of December 31, 2016 and December 31, 2015, respectively, are reported with contractholder funds on the consolidated statements of financial position.

Credit Derivatives Sold

        When we sell credit protection, we are exposed to the underlying credit risk similar to purchasing a fixed maturity security instrument. The majority of our credit derivative contracts sold reference a single name or reference security (referred to as "single name credit default swaps"). The remainder of our credit derivatives reference either a basket or index of securities. These instruments are either referenced in an OTC credit derivative transaction or embedded within an investment structure that has been fully consolidated into our financial statements.

        These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also have purchased credit protection with identical underlyings to certain of our sold protection transactions. As of December 31, 2016 and December 31, 2015, we did not purchase credit protection relating to our sold protection transactions. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

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

December 31, 2016

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

	December 31, 2016
	Notional amount	Fair value	Maximum future payments	Weighted average expected life (in years)
	(in millions)
Single name credit default swaps
Corporate debt
AAA	$30.0	$0.6	$30.0	2.2
AA	94.0	0.8	94.0	1.2
A	145.0	1.2	145.0	1.3
BBB	290.0	2.3	290.0	2.1
B	20.0	(1.8)	20.0	2.8
Near default	10.0	0.2	10.0	3.0
Government/municipalities
AA	30.0	0.4	30.0	2.3
Sovereign
AA	10.0	0.1	10.0	2.7
BBB	40.0	0.3	40.0	2.7

Total single name credit default swaps	669.0	4.1	669.0	1.9
Basket and index credit default swaps
Corporate debt
Near default (1)	82.3	(1.6)	82.3	0.2
Government/municipalities
AA	30.0	(0.4)	30.0	0.7
Structured finance
AA	3.5	—	3.5	0.8

Total basket and index credit default swaps	115.8	(2.0)	115.8	0.4

Total credit default swap protection sold	$784.8	$2.1	$784.8	1.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

5. Derivative Financial Instruments — (continued)

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

(1)
Includes $60.0 million and $78.0 million as of December 31, 2016 and December 31, 2015, respectively, notional of derivatives in consolidated collateralized private investment vehicle VIEs where the credit risk is borne by third party investors.

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

	December 31, 2016
	Amortized cost	Carrying value	Weighted average expected life (in years)
	(in millions)
Structured finance
AA	$14.1	$14.1	0.6
BBB	3.5	3.5	0.8
BB	2.3	2.3	0.8
CCC	4.7	4.7	1.2

Total structured finance	24.6	24.6	0.8

Total fixed maturities with credit derivatives	$24.6	$24.6	0.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

5. Derivative Financial Instruments — (continued)

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

	Amount of gain (loss) recognized in net income on derivatives for the year ended December 31, (1)				Amount of gain (loss) recognized in net income on related hedged item for the year ended December 31, (1)
Derivatives in fair value hedging relationships				Hedged items in fair value hedging relationships
	2016	2015	2014		2016	2015	2014
	(in millions)				(in millions)
Interest rate contracts	$19.5	$26.4	$25.4	Fixed maturities, available-for-sale	$(19.2)	$(26.1)	$(27.7)
Interest rate contracts	(0.9)	0.8	2.0	Investment contracts	1.0	(0.7)	(1.9)
Foreign exchange contracts	—	3.8	5.5	Fixed maturities, available-for-sale	—	(3.8)	(5.4)
Foreign exchange contracts	—	—	0.2	Investment contracts	—	—	(0.2)

Total	$18.6	$31.0	$33.1	Total	$(18.2)	$(30.6)	$(35.2)

(1)
The gain (loss) on both derivatives and hedged items in fair value relationships is reported in net realized capital gains (losses) on the consolidated statements of operations. The net amount represents the ineffective portion of our fair value hedges.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

5. Derivative Financial Instruments — (continued)

        The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in fair value hedging relationships.

	Amount of gain (loss) for the year ended December 31,
Hedged Item	2016	2015	2014
	(in millions)
Fixed maturities, available-for-sale (1)	$(41.9)	$(72.8)	$(93.0)
Investment contracts (2)	2.6	3.7	4.3

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

        The maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 3.5 years. As of December 31, 2016, we had $16.2 million of net gains reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from AOCI into net income. During 2016 and 2015, we did not have any reclassifications from AOCI into net realized capital gains (losses) as a result of the determination that hedged cash flows were probable of not occurring.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

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
Derivatives in cash flow hedging relationships
	Related hedged item	2016	2015	2014		2016	2015	2014
		(in millions)				(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$(33.1)	$33.1	$29.0	Net investment income	$19.3	$16.6	$13.8
					Net realized capital gains	11.2	—	—
Interest rate contracts	Investment contracts	1.6	4.7	2.0	Benefits, claims and settlement expenses	—	—	—
Interest rate contracts	Debt	—	—	—	Operating expense	(9.2)	(8.2)	(7.4)
Foreign exchange contracts	Fixed maturities, available-for-sale	4.0	16.9	68.7	Net realized capital gains (losses)	6.4	28.5	(10.2)
Foreign exchange contracts	Investment contracts	6.0	2.4	7.2	Benefits, claims and settlement expenses	—	—	—

Total		$(21.5)	$57.1	$106.9	Total	$27.7	$36.9	$(3.8)

        The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in cash flow hedging relationships.

	Amount of gain (loss) for the year ended December 31,
Hedged item	2016	2015	2014
	(in millions)
Fixed maturities, available-for-sale (1)	$5.8	$6.1	$5.1
Investment contracts (2)	(15.7)	(18.3)	(11.1)

(1)
Reported in net investment income on the consolidated statements of operations.

(2)
Reported in benefits, claims and settlement expenses on the consolidated statements of operations.

        The ineffective portion of our cash flow hedges is reported in net realized capital gains (losses) on the consolidated statements of operations. The net gain resulting from the ineffective portion of foreign currency contracts in cash flow hedging relationships was $0.3 million, $0.0 million and $0.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

        We expect to reclassify net gains of $3.7 million from AOCI into net income in the next 12 months, which includes both net deferred gains on discontinued hedges and net losses on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

Net Investment Hedges

        We may take measures to hedge our net equity investments in our foreign operations from currency risk. This is accomplished with the use of currency forwards.

        Gains and losses associated with net investment hedges are recorded in AOCI and will be released into earnings if our investment in the foreign operation is sold or substantially liquidated.

        The amount of gain recognized in AOCI on derivatives was $0.0 million, $1.7 million and $0.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

5. Derivative Financial Instruments — (continued)

        We did not have any ineffectiveness and did not reclassify any gains or losses from AOCI into net income related to our net investment hedges for the years ended December 31, 2016, 2015 and 2014.

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

	Amount of gain (loss) recognized in net income on derivatives for the year ended December 31,
Derivatives not designated as hedging instruments	2016	2015	2014
	(in millions)
Interest rate contracts	$243.3	$73.8	$246.0
Foreign exchange contracts	20.1	(49.8)	(74.6)
Equity contracts	(123.5)	(50.5)	21.9
Credit contracts	37.4	3.5	(34.7)
Other contracts	(4.8)	(11.4)	(194.3)

Total	$172.5	$(34.4)	$(35.7)

6. Closed Block

        In connection with the 1998 MIHC formation, Principal Life formed a Closed Block to provide reasonable assurance to policyholders included therein that, after the formation of the MIHC, assets would be available to maintain dividends in aggregate in accordance with the 1997 policy dividend scales, if the experience underlying such scales continued. Assets of Principal Life were allocated to the Closed Block in an amount that produces cash flows which, together with anticipated revenue from policies and contracts included in the Closed Block, were expected to be sufficient to support the Closed Block policies. This includes, but is not limited to, provisions for payment of claims, certain expenses, charges and taxes, and to provide for continuation of policy and contract dividends in aggregate in accordance with the 1997 dividend scales, if the experience underlying such scales continues, and to allow for appropriate adjustments in such scales, if such experience changes. Due to adjustable life policies being included in the Closed Block, the Closed Block is charged with amounts necessary to properly fund for certain adjustments, such as face amount and premium increases, that are made to these policies after the Closed Block inception date. These amounts are referred to as Funding Adjustment Charges and are treated as capital transfers from the Closed Block.

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

        If actual cumulative earnings of the Closed Block are greater than the expected cumulative earnings of the Closed Block, only the expected cumulative earnings will be recognized in income with the excess recorded as a PDO. This PDO represents undistributed accumulated earnings that will be paid to Closed Block policyholders as dividends unless offset by future performance of the Closed Block that is less favorable than originally expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in income. As of December 31, 2016,

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

6. Closed Block — (continued)

cumulative actual earnings were greater than cumulative expected earnings. Therefore, we established an additional $8.2 million liability, which was recorded within policyholder dividends obligation. As of December 31, 2015, cumulative actual earnings were less than cumulative expected earnings. However, cumulative net unrealized gains were greater than expected, resulting in the recognition of a PDO of $117.9 million and $88.7 million as of December 31, 2016 and 2015, respectively.

        Closed Block liabilities and assets designated to the Closed Block were as follows:

	December 31, 2016	December 31, 2015
	(in millions)
Closed Block liabilities
Future policy benefits and claims	$4,068.4	$4,229.2
Other policyholder funds	8.1	9.2
Policyholder dividends payable	232.5	246.4
Policyholder dividends obligation	126.1	88.7
Other liabilities	7.7	8.2

Total Closed Block liabilities	4,442.8	4,581.7
Assets designated to the Closed Block
Fixed maturities, available-for-sale	2,218.9	2,211.5
Fixed maturities, trading	6.7	10.3
Equity securities, available-for-sale	3.0	3.8
Mortgage loans	842.2	899.1
Policy loans	566.7	587.2
Other investments	62.4	81.9

Total investments	3,699.9	3,793.8
Cash and cash equivalents	76.2	88.8
Accrued investment income	43.6	45.3
Premiums due and other receivables	11.7	11.3
Deferred tax asset	62.3	55.2
Other assets	—	0.2

Total assets designated to the Closed Block	3,893.7	3,994.6

Excess of Closed Block liabilities over assets designated to the Closed Block	549.1	587.1
Amounts included in accumulated other comprehensive income	0.7	9.3

Maximum future earnings to be recognized from Closed Block assets and liabilities	$549.8	$596.4

        Closed Block revenues and expenses were as follows:

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Revenues
Premiums and other considerations	$298.0	$325.6	$351.9
Net investment income	181.6	187.0	201.9
Net realized capital losses	(1.0)	(0.2)	(2.3)

Total revenues	478.6	512.4	551.5
Expenses
Benefits, claims and settlement expenses	267.1	283.2	313.3
Dividends to policyholders	153.5	160.4	173.2
Operating expenses	3.6	3.9	4.3

Total expenses	424.2	447.5	490.8

Closed Block revenues, net of Closed Block expenses, before income taxes	54.4	64.9	60.7
Income taxes	17.1	20.7	19.5

Closed Block revenues, net of Closed Block expenses and income taxes	37.3	44.2	41.2
Funding adjustment charges	9.3	8.3	(4.8)

Closed Block revenues, net of Closed Block expenses, income taxes and funding adjustment charges	$46.6	$52.5	$36.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

6. Closed Block — (continued)

        The change in maximum future earnings of the Closed Block was as follows:

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Beginning of year	$596.4	$648.9	$685.3
End of year	549.8	596.4	648.9

Change in maximum future earnings	$(46.6)	$(52.5)	$(36.4)

        Principal Life charges the Closed Block with federal income taxes, payroll taxes, state and local premium taxes and other state or local taxes, licenses and fees as provided in the plan of reorganization.

7. Deferred Acquisition Costs

        Acquisition costs deferred and amortized were as follows:

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Balance at beginning of year	$3,276.1	$2,993.0	$3,077.0
Costs deferred during the year	402.3	390.3	404.1
Amortized to expense during the year (1)	(285.1)	(270.8)	(367.2)
Adjustment related to unrealized (gains) losses on available-for-sale securities and derivative instruments	(13.1)	164.5	(120.9)
Other	—	(0.9)	—

Balance at end of year	$3,380.2	$3,276.1	$2,993.0

(1)
Includes adjustments for revisions to estimated gross profits.

8. Insurance Liabilities

Contractholder Funds

        Major components of contractholder funds in the consolidated statements of financial position were as follows:

	December 31,
	2016	2015
	(in millions)
Liabilities for investment contracts:
Liabilities for individual annuities	$10,864.9	$10,147.4
GICs	10,290.7	10,222.8
Funding agreements	8,270.3	6,863.4
Other investment contracts	1,840.0	2,007.4

Total liabilities for investment contracts	31,265.9	29,241.0
Universal life and other reserves	6,687.7	6,475.1

Total contractholder funds	$37,953.6	$35,716.1

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

8. Insurance Liabilities — (continued)

        Principal Life was authorized to issue up to $4.0 billion of funding agreements under a program established in 1998 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. As of December 31, 2016 and 2015, $106.7 million and $107.5 million, respectively, of liabilities were outstanding with respect to the issuance outstanding under this program. Principal Life was also authorized to issue up to Euro 4.0 billion (approximately USD$5.3 billion) of funding agreements under a program established in 2006 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. The unaffiliated entity is an unconsolidated special purpose vehicle. As of December 31, 2016 and 2015, $702.0 million and $1,021.0 million, respectively, of liabilities were outstanding with respect to issuances outstanding under this program. Principal Life does not anticipate any new issuance activity under either of these programs due to the existence of the program established in 2011 described below.

        In addition, Principal Life was authorized to issue up to $7.0 billion of funding agreements under a program established in 2001 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. The unaffiliated entity is an unconsolidated special purpose entity. As of December 31, 2016 and 2015, $201.5 million and $201.4 million, respectively, of liabilities were being held with respect to issuances outstanding under this program. Principal Life does not anticipate any new issuance activity under this program, given our December 2005 termination of the dealership agreement for this program and the availability of the program established in 2011 described below.

        Additionally, Principal Life was authorized to issue up to $9.0 billion of funding agreements under a program that was originally established in March 2004 to support the prospective issuance of medium term notes by unaffiliated entities in both domestic and international markets. Under this program, both the notes and the supporting funding agreements were registered with the United States Securities and Exchange Commission ("SEC"). As of December 31, 2016 and 2015, $119.8 million and $246.0 million, respectively, of liabilities were being held with respect to issuances outstanding under this program. In contrast with direct funding agreements, GIC issuances and the other three funding agreement-backed medium term note programs described above, Principal Life's payment obligations on each funding agreement issued under this SEC-registered program are guaranteed by PFG. Principal Life does not anticipate any new issuance activity under this program due to the existence of the program established in 2011 described below.

        Principal Life was authorized to issue up to $5.0 billion of funding agreements under a program that was originally established in 2011 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. The unaffiliated entity is an unconsolidated special purpose entity. In June 2015, this program was amended to authorize issuance of up to an additional $4.0 billion in recognition of the use of nearly all $5.0 billion of existing issuance authorization. As of December 31, 2016 and 2015, $4,389.4 million and $3,537.0 million, respectively, of liabilities were being held with respect to issuances outstanding under this program. Similar to the SEC-registered program, Principal Life's payment obligations on each funding agreement issued under this program are guaranteed by PFG. The program established in 2011 is not registered with the SEC.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

8. Insurance Liabilities — (continued)

Liability for Unpaid Claims

        The liability for unpaid claims is reported in future policy benefits and claims within our consolidated statements of financial position. Activity associated with unpaid claims was as follows:

	December 31,
	2016	2015	2014
	(in millions)
Balance at beginning of year	$1,872.2	$1,771.4	$1,662.2
Less: reinsurance recoverable	314.1	284.6	254.9

Net balance at beginning of year	1,558.1	1,486.8	1,407.3
Incurred:
Current year	1,103.5	1,037.0	994.2
Prior years	24.4	(18.1)	(17.8)

Total incurred	1,127.9	1,018.9	976.4
Payments:
Current year	701.9	646.7	614.2
Prior years	323.1	300.9	282.7

Total payments	1,025.0	947.6	896.9

Net balance at end of year	1,661.0	1,558.1	1,486.8
Plus: reinsurance recoverable	340.3	314.1	284.6

Balance at end of year	$2,001.3	$1,872.2	$1,771.4

Amounts not included in the rollforward above:
Claim adjustment expense liabilities	$49.3	$58.9	$55.1

        Incurred liability adjustments relating to prior years, which affected current operations during 2016, 2015 and 2014, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid claims.

Short-Duration Contracts

Claims Development

        The following tables present undiscounted information about claims development by incurral year, including separate information about incurred claims and paid claims net of reinsurance for the periods indicated. The tables also include information on incurred but not reported claims and the cumulative number of reported claims.

        The tables present information for the number of years for which claims incurred typically remain outstanding, but do not exceed ten years. The data is disaggregated into groupings of claims with similar characteristics, such as duration of the claim payment period and average claim amount, and with consideration to the overall size of the groupings. Outstanding liabilities equal total net incurred claims less total net paid claims plus outstanding liabilities for net unpaid claims of prior years.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

8. Insurance Liabilities — (continued)

LTD and Group Life Waiver Claims

	Net incurred claims (1)										Incurred but not reported claims	Cumulative number of reported claims
	December 31,
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2016	2016
	($ in millions)
Incurral year
2007	$228.1	$218.0	$216.3	$220.7	$211.4	$206.6	$203.4	$200.5	$198.0	$196.8	$0.1	8,721
2008		227.7	222.3	226.3	225.9	218.5	209.5	205.5	201.6	199.8	0.1	7,728
2009			218.6	224.4	224.2	224.8	217.7	214.1	208.5	205.8	0.1	6,553
2010				184.1	176.7	176.2	172.0	162.7	155.7	154.1	0.1	5,644
2011					203.7	192.6	185.4	184.8	178.4	172.3	0.1	6,282
2012						217.9	200.0	191.1	189.5	181.8	0.1	6,441
2013							219.3	203.3	188.4	190.7	1.6	7,041
2014								242.2	231.4	214.4	3.8	7,560
2015									231.0	227.2	6.3	7,075
2016										229.8	83.0	3,936

Total net incurred claims										$1,972.7

	Net cumulative paid claims (1)
	December 31,
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(in millions)
Incurral year
2007	$14.2	$57.3	$85.9	$101.5	$113.1	$123.7	$131.5	$139.1	$145.1	$151.0
2008		15.1	58.1	84.0	99.4	113.3	123.2	131.7	139.4	146.4
2009			13.4	55.2	82.6	101.0	113.8	124.6	133.1	141.8
2010				10.4	46.5	67.1	78.4	85.9	94.2	100.9
2011					11.2	50.0	72.5	85.7	95.4	105.2
2012						13.8	55.1	80.8	93.7	104.6
2013							12.5	55.0	81.4	97.0
2014								16.1	66.0	96.3
2015									16.9	67.0
2016										16.2

Total net paid claims										1,026.4
All outstanding liabilities for unpaid claims prior to 2007 net of reinsurance										203.7

Total outstanding liabilities for unpaid claims net of reinsurance										$1,150.0

(1)
2007 - 2015 unaudited.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

8. Insurance Liabilities — (continued)

Dental, Vision and STD Claims

	Net incurred claims (1)		Incurred but not reported claims	Cumulative number of reported claims
	December 31,
	2015	2016	2016	2016
	($ in millions)
Incurral year
2015	$508.7	$501.6	$0.1	2,390,598
2016		544.2	29.5	2,429,004

Total net incurred claims		$1,045.8

	Net cumulative paid claims (1)
	December 31,
	2015	2016
	(in millions)
Incurral year
2015	$461.0	$501.6
2016		495.4

Total net paid claims		997.0
All outstanding liabilities for unpaid claims prior to 2015 net of reinsurance		—

Total outstanding liabilities for unpaid claims net of reinsurance		$48.8

(1)
2015 unaudited.

Group Life Claims

	Net incurred claims (1)		Incurred but not reported claims	Cumulative number of reported claims
	December 31,
	2015	2016	2016	2016
	($ in millions)
Incurral year
2015	$194.4	$195.0	$0.4	4,718
2016		222.6	21.0	4,634

Total net incurred claims		$417.6

	Net cumulative paid claims (1)
	December 31,
	2015	2016
	(in millions)
Incurral year
2015	$159.3	$193.8
2016		179.0

Total net paid claims		372.8
All outstanding liabilities for unpaid claims prior to 2015 net of reinsurance		0.6

Total outstanding liabilities for unpaid claims net of reinsurance		$45.4

(1)
2015 unaudited.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

8. Insurance Liabilities — (continued)

Reconciliation of Unpaid Claims to Liability for Unpaid Claims

        Our reconciliation of net outstanding liabilities for unpaid claims of short-duration contracts to the liability for unpaid claims follows:

	December 31, 2016
	LTD and Group Life Waiver	Dental, Vision and STD	Group Life	Consolidated
	(in millions)
Net outstanding liabilities for unpaid claims	$1,150.0	$48.8	$45.4	$1,244.2
Reconciling items:
Reinsurance recoverable on unpaid claims	76.8	—	0.5	77.3
Impact of discounting	(234.1)	—	—	(234.1)

Liability for unpaid claims — short-duration contracts	$992.7	$48.8	$45.9	1,087.4

Insurance contracts other than short-duration				913.9

Liability for unpaid claims				$2,001.3

Claim Duration and Payout

        Our historical average percentage of claims paid in each year from incurral was as follows:

	December 31, 2016
Year	LTD and Group Life Waiver	Dental, Vision and STD	Group Life
1	7.1%	91.8%	81.7%
2	22.2	8.0	17.4
3	13.7
4	7.9
5	6.0
6	5.3
7	4.2
8	4.0
9	3.3
10	3.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

8. Insurance Liabilities — (continued)

Discounting

        The following table provides the carrying amount of liabilities reported at present value for short-duration contract unpaid claims. We use a range of discount rates to derive the present value of the unpaid claims. The ranges of discount rates as well as the aggregate amount of discount deducted to derive the liabilities for unpaid claims and interest accretion recognized are also disclosed. Interest accretion is included in benefits, claims and settlement expenses within our consolidated statements of operations.

	LTD and Group Life Waiver	Dental, Vision and STD	Group Life
	($ in millions)
Carrying amount of liabilities for unpaid claims
December 31, 2016	$992.7	$48.8	$45.9
December 31, 2015	984.4	47.8	36.4
Range of discount rates
December 31, 2016	3.3 - 7.0%	— - —%	— - —%
December 31, 2015	3.3 - 7.0	— - —	— - —
Aggregate amount of discount
December 31, 2016	$234.1	$—	$—
December 31, 2015	246.1	—	—
Interest accretion
For the year ended:
December 31, 2016	$36.3	$—	$—
December 31, 2015	37.6	—	—
December 31, 2014	38.1	—	—

9. Debt

Short-Term Debt

        The components of short-term debt were as follows:

	December 31,
	2016	2015
	(in millions)
Line of credit	$51.4	$157.2
Other recourse short-term debt	—	23.9

Total short-term debt	$51.4	$181.1

        As of both December 31, 2016 and 2015, we had short-term credit facilities with various financial institutions in an aggregate amount of $1,005.0 million. As of December 31, 2016 and 2015, we had $51.4 million and $181.1 million, respectively, of outstanding borrowings, with no assets pledged as support. Our credit facilities include a $400.0 million 5-year facility that matures in March 2021, with Principal Financial Services, Inc., Principal Life and us as co-borrowers, a $300.0 million 364-day facility with Principal Life as borrower that matures in March 2017, and a $200.0 million 5-year facility with Principal Financial Services, Inc., Principal Life, Principal Financial Services V (UK) LTD and us as the co-borrowers that matures in March 2021. These facilities may be used for general corporate purposes, including commercial paper back-stop. In addition to the revolving credit facilities, Principal International Chile has the capacity to access up to $60.0 million in unsecured lines of credit offered by Chilean financial institutions and Principal Life has a $45.0 million unsecured line of credit. Our commercial paper programs require 100% back-stop support, of which we had no outstanding balances as of December 31, 2016 and 2015.

        The weighted-average interest rate on short-term borrowings as of December 31, 2016 and 2015, was 4.4% and 4.2%, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

9. Debt — (continued)

Long-Term Debt

        The components of long-term debt were as follows:

	December 31, 2016
	Principal	Net unamortized discount, premium and debt issuance costs	Carrying amount
	(in millions)
3.3% notes payable, due 2022	$300.0	$(2.2)	$297.8
3.125% notes payable, due 2023	300.0	(1.8)	298.2
3.4% notes payable, due 2025	400.0	(3.9)	396.1
3.1% notes payable, due 2026	350.0	(3.3)	346.7
6.05% notes payable, due 2036	505.6	(2.7)	502.9
4.625% notes payable, due 2042	300.0	(3.4)	296.6
4.35% notes payable, due 2043	300.0	(3.4)	296.6
4.3% notes payable, due 2046	300.0	(3.5)	296.5
4.7% notes payable, due 2055	400.0	(5.0)	395.0
Non-recourse mortgages and notes payable (1)	—	(0.7)	(0.7)

Total long-term debt	$3,155.6	$(29.9)	$3,125.7

	December 31, 2015
	Principal	Net unamortized discount, premium and debt issuance costs	Carrying amount
	(in millions)
1.85% notes payable, due 2017	$300.0	$(0.9)	$299.1
8.875% notes payable, due 2019	350.0	(1.2)	348.8
3.3% notes payable, due 2022	300.0	(2.5)	297.5
3.125% notes payable, due 2023	300.0	(2.0)	298.0
3.4% notes payable, due 2025	400.0	(4.3)	395.7
6.05% notes payable, due 2036	600.0	(3.3)	596.7
4.625% notes payable, due 2042	300.0	(3.5)	296.5
4.35% notes payable, due 2043	300.0	(3.5)	296.5
4.7% notes payable, due 2055	400.0	(5.0)	395.0
Non-recourse mortgages and notes payable (1)	42.8	(1.4)	41.4

Total long-term debt	$3,292.8	$(27.6)	$3,265.2

(1)
Includes external debt issuance costs incurred for long-term affiliated debt issued in a foreign jurisdiction.

        Net discount, premium and issuance costs associated with issuing these notes are amortized to expense over the respective terms using the interest method.

        On November 10, 2016, we issued $650.0 million of senior notes. We issued a $350.0 million series of notes that bear interest at 3.1% and will mature in 2026 and a $300.0 million series of notes that bear interest at 4.3% and will mature in 2046. Interest on the notes is payable semi-annually on May 15 and November 15 each year, beginning on May 15, 2017. The proceeds from these notes were used to redeem our notes payable due in 2017 and 2019. We incurred a one-time cost to extinguish this debt before the scheduled maturity date.

        On May 7, 2015, we issued $400.0 million of senior notes. The notes bear interest at 3.4% and will mature in 2025. Interest on the notes is payable semi-annually on May 15 and November 15 each year, beginning on November 15, 2015. In addition, on May 7, 2015, we issued $400.0 million of junior subordinated notes, which are subordinated to all our senior debt. The notes are callable in 2020 and have a maturity date in 2055. The notes initially bear a fixed rate of interest at 4.7% and convert to a floating rate at the date the notes become callable. Interest on the notes is payable semi-annually on May 15 and November 15 each year. After the call date the notes will bear interest at 3-month LIBOR plus 3.044%, reset quarterly and payable in arrears in February, May, August and November each year. We have the right

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

9. Debt — (continued)

to defer interest payments on the junior subordinated notes for up to 5 years without resulting in a default, during which time interest will be compounded. The proceeds from these notes were used to redeem our series A and series B preferred stock with the remainder available for general corporate purposes.

        On November 16, 2012, we issued $900.0 million of senior notes. We issued a $300.0 million series of notes that bore interest at 1.85% and were to mature in 2017. These notes were repaid following our November 2016 debt issuance. We issued a $300.0 million series of notes that bear interest at 3.125% and will mature in 2023 and a $300.0 million series of notes that bear interest at 4.35% and will mature in 2043. Interest on the notes is payable semi-annually on May 15 and November 15 each year, beginning on May 15, 2013. The proceeds were used to fund our acquisition of Cuprum.

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

        On May 18, 2009, we issued $750.0 million of senior notes. We issued a $400.0 million series of notes that bore interest at 7.875% and were to mature on May 15, 2014. These notes were repaid following our November 2012 debt issuance. We issued a $350.0 million series of notes that bore interest at 8.875% and were to mature on May 15, 2019. These notes were repaid following our November 2016 debt issuance. Interest on the notes was payable semi-annually on May 15 and November 15 each year, beginning on November 15, 2009. The proceeds were primarily used to refinance $440.9 million of notes that matured on August 15, 2009, with the remaining proceeds being used for general corporate purposes.

        On October 16 and December 5, 2006, we issued $500.0 million and $100.0 million, respectively, of senior notes. The notes bear interest at a rate of 6.05% per year. Interest on the notes is payable semi-annually on April 15 and October 15 each year and began on April 15, 2007. The notes will mature on October 15, 2036. A portion of the proceeds were used to fund the 2006 acquisition of WM Advisors, Inc., with the remaining proceeds being used for general corporate purposes. A tender offer in the fourth quarter of 2016 resulted in redemption of $94.4 million of the senior notes. We incurred a one-time cost to extinguish this debt before the scheduled maturity date.

        The non-recourse mortgages and notes payable are primarily financings for real estate developments. Outstanding principal balances as of December 31, 2016, were $0.0 million due to outstanding debt maturing in 2016. Outstanding principal balances as of December 31, 2015, ranged from $1.8 million to $41.1 million per development with interest rates being variable. Outstanding debt is secured by the underlying real estate properties, which were reported as real estate on our consolidated statements of financial position with a carrying value of $79.5 million as of December 31, 2015.

        As of December 31, 2016, future annual maturities of long-term debt were as follows (in millions):

Year ending December 31:
2017	$—
2018	—
2019	—
2020	—
2021	—
Thereafter	3,125.7

Total future maturities of long-term debt	$3,125.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

10. Income Taxes

Income Tax Expense

        Our income tax expense was as follows:

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Current income taxes:
U.S. federal	$38.6	$225.9	$242.1
State	(1.9)	12.3	4.7
Foreign	36.6	32.6	67.6
Tax benefit of operating loss carryforward	(17.5)	(52.0)	(163.0)

Total current income taxes	55.8	218.8	151.4
Deferred income taxes (benefits):
U.S. federal	171.7	79.1	148.0
State	(20.6)	(1.0)	(32.8)
Foreign	23.0	(119.3)	51.9

Total deferred income taxes (benefits)	174.1	(41.2)	167.1

Total income taxes	$229.9	$177.6	$318.5

Effective Income Tax Rate

        Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate was as follows:

	For the year ended December 31,
	2016	2015	2014
U.S. corporate income tax rate	35%	35%	35%
Dividends received deduction	(10)	(11)	(10)
Impact of equity method presentation	(3)	(3)	(2)
Tax credits	(2)	(2)	(2)
Interest exclusion from taxable income	(1)	(1)	(1)
Foreign country permanent tax adjustments	(1)	—	—
Impact of noncontrolling interest presentation	(1)	—	—
Merger of Chilean legal entities	—	(7)	—
Foreign tax rate differential	—	—	(2)
Impact of court ruling on some uncertain tax positions	—	3	—
Impact of enactment of tax legislation	—	—	4
Other	(3)	(2)	(1)

Effective income tax rate	14%	12%	21%

        Our income before income taxes was as follows:

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Domestic	$1,261.4	$1,195.3	$1,203.7
Foreign	330.3	235.5	291.2

Total income before income taxes	$1,591.7	$1,430.8	$1,494.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

10. Income Taxes — (continued)

Unrecognized Tax Benefits

        Our changes in unrecognized tax benefits were as follows:

	For the year ended December 31,
	2016	2015
	(in millions)
Balance at beginning of period	$219.0	$172.4
Additions based on tax positions related to the current year	0.8	12.9
Additions for tax positions of prior years	0.8	45.9
Reductions for tax positions related to the current year	(12.6)	(8.7)
Reductions for tax positions of prior years	(0.2)	(3.5)

Balance at end of period (1)	$207.8	$219.0

(1)
Of this amount, $81.0 million, if recognized, would reduce the 2016 effective income tax rate. We recognize interest and penalties related to uncertain tax positions in operating expenses within the consolidated statements of operations.

        As of December 31, 2016 and 2015, we had recognized $142.4 million and $137.9 million of accumulated pre-tax interest and penalties related to unrecognized tax benefits, respectively.

Net Deferred Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our significant components of net deferred income taxes were as follows:

	December 31,
	2016	2015
	(in millions)
Deferred income tax assets:
Insurance liabilities	$100.8	$85.8
Investments, including derivatives	352.7	368.8
Net operating and capital loss carryforwards	78.7	80.9
Tax credit carryforwards	275.7	227.4
Employee benefits	500.8	534.8
Foreign currency translation	105.0	123.4
Other deferred income tax assets	49.1	64.3

Gross deferred income tax assets	1,462.8	1,485.4
Valuation allowance	(7.3)	(11.9)

Total deferred income tax assets	1,455.5	1,473.5
Deferred income tax liabilities:
Deferred acquisition costs	(899.7)	(866.1)
Investments, including derivatives	(460.4)	(379.6)
Net unrealized gains on available-for-sale securities	(536.7)	(431.2)
Real estate	(117.5)	(123.1)
Intangible assets	(256.0)	(235.4)
Other deferred income tax liabilities	(53.7)	(39.3)

Total deferred income tax liabilities	(2,324.0)	(2,074.7)

Total net deferred income tax liabilities	$(868.5)	$(601.2)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

10. Income Taxes — (continued)

        Our net deferred income taxes by jurisdiction were as follows:

	December 31,
	2016	2015
	(in millions)
Deferred income tax assets:
State	$67.8	$53.3
Foreign	36.1	42.7

Net deferred income tax assets	103.9	96.0
Deferred income tax liabilities:
U.S. federal	(733.3)	(459.5)
Foreign	(239.1)	(237.7)

Net deferred income tax liabilities	(972.4)	(697.2)

Total net deferred income tax liabilities	$(868.5)	$(601.2)

        In management's judgment, total deferred income tax assets are more likely than not to be realized. Included in the deferred income tax asset are tax carryforwards available to offset future taxable income or income taxes. As of December 31, 2016 and 2015, we had tax credit carryforwards for U.S. federal income tax purposes of $275.7 million and $227.4 million, respectively. Alternative minimum, foreign and general business tax credit carryovers were generated during the period we utilized net operating losses, primarily attributable to our captive reinsurance companies that joined our consolidated U.S. federal income tax return beginning in 2012 and 2013. Some of these tax credit carryforwards will expire in 2023 while others never expire. As of December 31, 2016, all accumulated U.S. federal tax credit carryforwards are anticipated to be utilized before expiration; therefore, no valuation allowance has been provided for the related deferred income tax assets.

        As of December 31, 2016 and 2015, domestic state net operating and capital loss carryforwards were $587.7 million and $387.7 million, respectively, and expired or will expire between 2021 and 2035. As of December 31, 2016 and 2015, foreign net operating loss carryforwards were $151.6 million and $197.1 million, respectively, with some expiring in 2017 while others never expire. We maintain valuation allowances by jurisdiction against the deferred income tax assets related to certain of these carryforwards and other items, as utilization of these income tax benefits fail the more likely than not criteria in certain jurisdictions. As of December 31, 2016 and 2015, valuation allowances of $7.3 million and $11.9 million, respectively, had been recorded against the income tax benefits associated primarily with foreign net operating loss carryforwards. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of the deferred income tax assets that are more likely than not to be realized.

        Tax legislation increasing the Brazilian tax rate was enacted in September 2015. The three-year rate increase did not have a material impact on our consolidated results. Tax legislation transitioning an increase in the Chilean tax rate over five years was enacted in September 2014. Our net deferred tax liabilities increased $58.1 million in the third quarter of 2014 as a result of the legislation in Chile.

        Deferred tax liabilities are recognized for taxes payable on the unremitted earnings from foreign operations of our subsidiaries, except where it is our intention to indefinitely reinvest a portion or all of these undistributed earnings. As of December 31, 2016 and 2015, U.S. federal and state deferred income taxes were not provided on approximately $1,088.4 million and $1,004.6 million, respectively, of such accumulated but undistributed earnings from operations of foreign subsidiaries. We currently do not intend to repatriate these unremitted earnings because we have several liquidity options to fund our domestic operations and obligations. These options include investing and financing activities, such as issuing debt, as well as cash-flow and dividends from domestic operations. It is not practicable to determine the amount of the unrecognized deferred tax liability that would arise if foreign earnings were remitted due to the complexity of our international holding company structure, the availability of foreign tax credits, the rules governing the utilization of foreign tax credits, and the interplay between utilization of such foreign tax credits and other significant tax attributes. As of December 31, 2016, deferred taxes were also not provided on the approximately $106.2 million of excess book carrying value over tax basis with respect to the original investment in our foreign subsidiaries. A tax liability will be recognized when we no longer plan to indefinitely reinvest a portion or all of these earnings or when we plan to sell a portion or all of our ownership interest.

Other Tax Information

        Income tax returns are filed in the U.S. federal jurisdiction as well as various states and foreign jurisdictions where we and one or more of our subsidiaries conduct business. Although determined by jurisdiction, with few exceptions our

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

10. Income Taxes — (continued)

tax uncertainties relate primarily to the U.S. federal jurisdiction. The Internal Revenue Service ("IRS") has completed examination of our consolidated U.S. federal income tax returns for years prior to 2009. We are contesting certain issues and have filed suit in the Court of Federal Claims, requesting refunds for the years 1995-2003. We believe there is a reasonable possibility this litigation can be resolved within the next twelve months. As of December 31, 2016 and 2015, we had $242.9 million and $229.9 million, respectively, of current income tax receivables associated with outstanding audit issues reported as other assets in our consolidated statements of financial position.

        We filed claims for refund for tax years 2006 through 2008 in 2015 and tax year 2012 in 2016. The IRS commenced audit of our U.S. federal income tax return for 2009 in the fourth quarter of 2011, 2010 in the first quarter of 2012, 2011 in the first quarter of 2013, and 2012 in the third quarter of 2015. We do not expect the results of these audits or developments in other tax areas for all open tax years to significantly change the possible increase in the amount of unrecognized tax benefits, but the outcome of tax reviews is uncertain and unforeseen results can occur.

        The U.S. Court of Federal Claims denied cross-motions for partial summary judgment on February 4, 2015, and ordered a trial on the previously taxed income issue in the case of Principal Life Insurance Company and Subsidiaries v. the United States. Previously, in the same case, on May 9, 2014, the court ruled against Principal Life's tax treatment of transactions involving the purchase and sale of principal-only certificates. These recent events caused the re-evaluation of all our pending uncertain tax positions, which resulted in a $30.3 million reduction in net income in the first quarter of 2015 and a $47.5 million reduction in net income in the second quarter of 2014. We believe we have adequate defenses against, or sufficient provisions for, the contested issues, but final resolution could take several years while legal remedies are pursued. Consequently, we do not expect the ultimate resolution of issues from tax years 1995-2003 or those that might arise in tax years subsequent to 2003 to have a material impact on our net income. We do not believe there is a reasonable possibility the total amount of uncertain tax benefits will significantly increase or decrease in the next twelve months.

11. Employee and Agent Benefits

        We have defined benefit pension plans covering substantially all of our U.S. employees and certain agents. Some of these plans provide supplemental pension benefits to employees and agents with salaries and/or pension benefits in excess of the qualified plan limits imposed by federal tax law. The employees and agents are generally first eligible for the pension plans when they reach age 21. For plan participants employed prior to January 1, 2002, the pension benefits are based on the greater of a final average pay benefit or a cash balance benefit. The final average pay benefit is based on the years of service and generally the employee's or agent's average annual compensation during the last five years of employment. Partial benefit accrual of final average pay benefits is recognized from first eligibility until retirement based on attained service divided by potential service to age 65 with a minimum of 35 years of potential service. The cash balance portion of the plan started on January 1, 2002. An employee's account is credited with an amount based on the employee's salary, age and service. These credits accrue with interest. For plan participants hired on and after January 1, 2002, only the cash balance plan applies. Our policy is to fund the cost of providing pension benefits in the years that the employees and agents are providing service to us. Our funding policy for the qualified defined benefit plan is to contribute an amount annually at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act ("ERISA"), and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. Our funding policy for the nonqualified benefit plan is to fund the plan in the years the employees are providing service, taking into account the funded status of the trust. While we designate assets to cover the computed liability of the nonqualified plan, the assets are not included as part of the asset balances presented in this footnote as they do not qualify as plan assets in accordance with U.S. GAAP.

        We also provide certain health care, life insurance and long-term care benefits for retired employees. Subsidized retiree health benefits are provided for employees hired prior to January 1, 2002 and who retire prior to January 1, 2020. Employees hired on or after January 1, 2002, or hired prior to January 1, 2002, and who retire on or after January 1, 2020, have access to retiree health benefits but it is intended that they pay for the full cost of the coverage. The health care plans are contributory with participants' contributions adjusted annually. The contributions are based on the number of years of service and age at retirement for those hired prior to January 1, 2002, and who retired prior to January 1, 2011. For employees hired prior to January 1, 2002, and who retire on or after January 1, 2011, but prior to January 1, 2020, the contributions are 60% of the expected cost. As part of the substantive plan, the retiree health contributions are assumed to be adjusted in the future as claim levels change. The life insurance plans are contributory for a small group of previously grandfathered participants that have elected supplemental coverage and dependent coverage. The retiree group term life coverage is not subsidized for those who retire on or after January 1, 2020.

        Covered employees are first eligible for the health and life postretirement benefits when they reach age 57 and have completed ten years of service with us. Retiree long-term care benefits are provided for employees whose retirement was

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

11. Employee and Agent Benefits — (continued)

effective prior to July 1, 2000. Our policy is to fund the cost of providing retiree benefits in the years the employees are providing service, taking into account the funded status of the trust.

Obligations and Funded Status

        The plans' combined funded status, reconciled to amounts recognized in the consolidated statements of financial position, was as follows:

	Pension benefits		Other postretirement benefits
	December 31,		December 31,
	2016	2015	2016	2015
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$(3,052.2)	$(3,060.0)	$(165.7)	$(169.7)
Service cost	(65.0)	(63.2)	(2.1)	(2.0)
Interest cost	(134.9)	(120.3)	(6.2)	(6.6)
Actuarial gain (loss)	(39.3)	96.3	5.8	(2.7)
Participant contribution	—	—	(3.9)	(6.4)
Benefits paid	235.2	95.0	10.7	12.7
Plan amendments	—	—	51.6	9.7
Other	—	—	—	(0.7)

Benefit obligation at end of year	$(3,056.2)	$(3,052.2)	$(109.8)	$(165.7)

Change in plan assets
Fair value of plan assets at beginning of year	$2,166.3	$2,218.3	$627.0	$639.7
Actual return on plan assets	181.6	(50.0)	8.0	(6.9)
Employer contribution	78.1	93.0	0.4	0.5
Participant contributions	—	—	3.9	6.4
Benefits paid	(235.2)	(95.0)	(10.7)	(12.7)

Fair value of plan assets at end of year	$2,190.8	$2,166.3	$628.6	$627.0

Amount recognized in statement of financial position
Other assets	$—	$—	$520.8	$461.9
Other liabilities	(865.4)	(885.9)	(2.0)	(0.6)

Total	$(865.4)	$(885.9)	$518.8	$461.3

Amount recognized in accumulated other comprehensive (income) loss
Total net actuarial (gain) loss	$706.9	$771.2	$10.0	$(8.6)
Prior service benefit	(2.9)	(5.1)	(58.7)	(33.0)

Pre-tax accumulated other comprehensive (income) loss	$704.0	$766.1	$(48.7)	$(41.6)

        The accumulated benefit obligation for all defined benefit pension plans was $2,821.1 million and $2,799.2 million as of December 31, 2016 and 2015, respectively.

        Employer contributions to the pension plans include contributions made directly to the qualified pension plan assets and contributions from corporate assets to pay nonqualified pension benefits. Benefits paid from the pension plans include both qualified and nonqualified plan benefits. Nonqualified pension plan assets are not included as part of the asset balances presented in this footnote. The nonqualified pension plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The assets held in a Rabbi trust are available to satisfy the claims of general creditors only in the event of bankruptcy. Therefore, these assets are fully consolidated in our consolidated statements of financial position and are not reflected in our funded status as they do not qualify as plan assets under U.S. GAAP. The market value of assets held in these trusts was $341.0 million and $330.8 million as of December 31, 2016 and 2015, respectively.

Pension Plan Changes and Plan Gains/Losses

        On January 1, 2010, benefits under the Principal Pension Plan were frozen for certain participants.

        For the year ended December 31, 2016, the pension plans had an actuarial loss primarily due to assumption changes, including the decrease in the discount rate. For the year ended December 31, 2015, the pension plans had an actuarial gain primarily due to the increase in discount rate offset by less than expected investment returns.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

11. Employee and Agent Benefits — (continued)

Other Postretirement Plan Changes and Plan Gains/Losses

        The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Modernization Act") provides a prescription drug benefit under Medicare ("Medicare Part D") as well as a federal subsidy to sponsors of retiree medical benefit plans. During each of the years ended December 31, 2016, 2015 and 2014, the Medicare subsidies we received and accrued for were $0.1 million, $0.7 million and $0.7 million, respectively.

        Effective October 31, 2016, subsidies were eliminated for pre-65 retiree medical, retiree dental, and retiree group term life coverage for employees and agents who retire on or after January 1, 2020. The amendment to the OPEB plan resulted in a remeasurement, which resulted in a change in discount rate. This plan amendment reduced our accumulated postretirement benefit obligation by $51.6 million.

        Effective January 1, 2016, post-65 medical coverage for employees who retired from January 1, 1992, to December 31, 2010, transitioned from a traditional medical plan to a stipend health reimbursement arrangement. This plan change reduced our accumulated postretirement benefit obligation by $15.5 million as of December 31, 2015. Offsetting this reduction is an adjustment in accumulated postretirement benefit obligation (recognized in fourth quarter 2015 expense) of $5.8 million related to dental plan benefits.

        For the year ended December 31, 2016, the other postretirement benefit plans had an actuarial gain primarily due to actual and projected medical claims costs being lower than previously expected offset by a decrease in the discount rate. For the year ended December 31, 2015, the other postretirement benefit plans had an actuarial loss primarily due to a greater than expected increase in claim costs and a longer trend rate for participants under age 65.

Information for Pension Plans With an Accumulated Benefit Obligation in Excess of Plan Assets

        For 2016 and 2015, both the qualified and nonqualified plans had accumulated benefit obligations in excess of plan assets. As noted previously, the nonqualified plans have assets that are deposited in trusts that fail to meet the U.S. GAAP requirements to be included in plan assets; however, these assets are included in our consolidated statements of financial position.

	December 31,
	2016	2015
	(in millions)
Projected benefit obligation	$3,056.2	$3,052.2
Accumulated benefit obligation	2,821.1	2,799.2
Fair value of plan assets	2,190.8	2,166.3

Information for Other Postretirement Benefit Plans With an Accumulated Postretirement Benefit Obligation in Excess of Plan Assets

	December 31,
	2016	2015
	(in millions)
Accumulated postretirement benefit obligation	$2.6	$1.3
Fair value of plan assets	0.6	0.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

11. Employee and Agent Benefits — (continued)

Components of Net Periodic Benefit Cost

	Pension benefits			Other postretirement benefits
	For the year ended December 31,
	2016	2015	2014	2016	2015	2014
	(in millions)
Service cost	$65.0	$63.2	$54.0	$2.1	$2.0	$1.4
Interest cost	134.9	120.3	117.1	6.2	6.6	6.6
Expected return on plan assets	(155.0)	(160.6)	(131.9)	(32.6)	(33.9)	(32.6)
Amortization of prior service benefit	(2.2)	(1.9)	(4.7)	(25.9)	(18.5)	(20.3)
Recognized net actuarial (gain) loss	77.0	102.4	50.5	0.2	(0.8)	(3.4)
Plan amendments	—	—	—	—	5.8	—

Net periodic benefit cost (income)	$119.7	$123.4	$85.0	$(50.0)	$(38.8)	$(48.3)

        The pension plans' actuarial gains and losses are amortized using a straight-line amortization method over the average remaining service period of plan participants. For the qualified pension plan, gains and losses are amortized without use of the 10% allowable corridor. For the nonqualified pension plans and other postretirement benefit plans, the corridors allowed are used.

	Pension benefits		Other postretirement benefits
	For the year ended December 31,
	2016	2015	2016	2015
	(in millions)
Other changes recognized in accumulated other comprehensive (income) loss
Net actuarial loss	$12.7	$114.3	$18.8	$43.5
Amortization of gain (loss)	(77.0)	(102.4)	(0.2)	0.8
Amortization of prior service benefit	2.2	1.9	25.9	18.5
Plan amendments	—	—	(51.6)	(15.5)

Total recognized in pre-tax accumulated other comprehensive (income) loss	$(62.1)	$13.8	$(7.1)	$47.3

Total recognized in net periodic benefit cost and pre-tax accumulated other comprehensive (income) loss	$57.6	$137.2	$(57.1)	$8.5

        Net actuarial (gain) loss and net prior service cost benefit have been recognized in AOCI.

        The estimated net actuarial (gain) loss and prior service cost (benefit) that will be amortized from AOCI into net periodic benefit cost for the pension benefits during the 2017 fiscal year are $68.0 million and $(2.3) million, respectively. The estimated net actuarial (gain) loss and prior service cost (benefit) for the postretirement benefits that will be amortized from AOCI into net periodic benefit cost during the 2017 fiscal year are $0.0 million and $(34.6) million, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

11. Employee and Agent Benefits — (continued)

Assumptions

Weighted-average assumptions used to determine benefit obligations as disclosed under the Obligations and Funded Status section

	Pension benefits
	For the year ended December 31,
	2016	2015
Discount rate	4.15%	4.50%
Rate of compensation increase:
Cash balance benefit	5.02%	5.24%
Traditional benefit	2.70%	2.98%

	Other postretirement benefits
	For the year ended December 31,
	2016	2015
Discount rate	3.75%	4.15%
Rate of compensation increase	2.44%	4.82%

Weighted average assumptions used to determine net periodic benefit cost

	Pension benefits
	For the year ended December 31,
	2016	2015	2014
Discount rate	4.50%	4.00%	4.90%
Expected long-term return on plan assets	7.20%	7.20%	6.75%
Rate of compensation increase:
Cash balance benefit	5.24%	5.25%	5.29%
Traditional benefit	2.98%	3.02%	3.06%

	Other postretirement benefits
	For the year ended December 31,
	2016	2015	2014
Discount rate (1)	3.35%	4.00%	4.90%
Expected long-term return on plan assets	5.24%	5.36%	5.36%
Rate of compensation increase	4.82%	4.82%	4.83%

(1)
The funded statuses of the affected plans were remeasured as of October 31, 2016, and a portion of the impact was reflected in the 2016 net periodic postretirement benefit cost. A discount rate of 4.15% was used until the remeasurement date at which time a discount rate of 3.35% was used.

        The assumed salary growth rates used to project benefits for the projected benefit obligation are age-based for home office employees. The rate labeled cash balance benefit (relative to employees accruing a cash balance) is the lifecount-weighted average rate of salary growth in the coming year only, as the impact of salary assumption for cash balance benefits are limited to the upcoming year service cost. The rate labeled traditional benefit (relative to employees still accruing a final average pay benefit) is the lifecount-weighted average (at each age) of the single annual growth rate at the age that is equivalent to applying the scale from that age to age 65.

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

December 31, 2016

11. Employee and Agent Benefits — (continued)

classes were analyzed to develop a risk free rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk free real rate of return and the associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocation of the plans.

        For other postretirement benefits, the discount rate is determined by projecting future benefit payments inherent in the accumulated postretirement benefit obligation, and discounting those cash flows using a spot yield curve for high quality corporate bonds. The plans' expected benefit payments are discounted to determine a present value using the yield curve and the discount rate is the level rate that produces the same present value. The 5.24% expected long-term return on plan assets for 2016 was based on the weighted average expected long-term asset returns for the medical, life and long-term care plans. The expected long-term rates for the medical under age 65, medical age 65 and over, life and long-term care plans were 5.20%, 5.10%, 5.70% and 4.25%, respectively.

Assumed Health Care Cost Trend Rates

	December 31,
	2016	2015
Health care cost trend rate assumed for next year under age 65	7.0%	7.0%
Health care cost trend rate assumed for next year age 65 and over	6.0%	6.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate (under age 65)	2023	2019
Year that the rate reaches the ultimate trend rate (65 and older)	2021	2020

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-percentage point increase	1-percentage point decrease
	(in millions)
Effect on total of service cost and interest cost components	$0.5	$(0.4)
Effect on accumulated postretirement benefit obligation	(1.6)	1.5

Pension Plan and Other Postretirement Benefit Plan Assets

        Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date (an exit price). The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels.

  •
  Level 1 — Fair values are based on unadjusted quoted prices in active markets for identical assets. Our Level 1 assets include cash, fixed income investment funds, exchange traded equity securities and alternative mutual fund investments.

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

        Our pension plan assets consist of investments in separate accounts. Net asset value ("NAV") of the separate accounts is calculated in a manner consistent with U.S. GAAP for investment companies and is determinative of their fair value. Several of the separate accounts invest in publicly quoted mutual funds or actively managed stocks. The fair value of the underlying mutual funds or stock is used to determine the NAV of the separate account, which is not publicly quoted. Some of the separate accounts also invest in fixed income securities. The fair value of the underlying securities is based on quoted prices of similar assets and used to determine the NAV of the separate account. Some of the separate accounts invest in real estate properties. The fair value is based on discounted cash flow valuation models that utilize public real estate market data inputs such as transaction prices, market rent growth, vacancy levels, leasing absorption, market capitalization rates and discount rates.

        Our other postretirement benefit plan assets consist of cash, investments in fixed income security portfolios, investments in equity security portfolios, investments in alternative mutual fund portfolios and investment in a real estate

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

11. Employee and Agent Benefits — (continued)

mutual fund. Because of the nature of cash, its carrying amount approximates fair value. The fair value of fixed income investment funds, U.S. equity portfolios and international equity portfolios is based on quoted prices in active markets for identical assets. The fair value of the alternative mutual fund portfolios and the real estate mutual fund are based on quoted market prices, which represent NAV of shares held by the other postretirement benefit plan. The fair value of the Principal Life general account investment is the amount the plan would receive if withdrawing funds from this participating contract. The amount that would be received is calculated using a cash-out factor based on an associated pool of general account fixed income securities. The cash-out factor is a ratio of the asset investment value of these securities to asset book value. As the investment values change, the cash-out factor is adjusted, impacting the amount the plan receives at measurement date. To determine investment value for each category of assets, we project cash flows. This is done using contractual provisions for the assets, with adjustment for expected prepayments and call provisions. Projected cash flows are discounted to present value for each asset category. Interest rates for discounting are based on current rates on similar new assets in the general account based on asset strategy.

Pension Plan Assets

        The fair value of the qualified pension plan's assets by asset category as of the most recent measurement date was as follows:

	December 31, 2016
		Fair value hierarchy level
	Assets measured at fair value
		Level 1	Level 2	Level 3
	(in millions)
Asset category
U.S. large cap equity portfolios (1)	$772.7	$—	$772.7	$—
U.S. small/mid cap equity portfolios (2)	153.0	—	153.0	—
Balanced asset portfolios (3)	123.0	—	123.0	—
International equity portfolios (4)	294.3	—	294.3	—
Fixed income security portfolios (5)	718.4	—	718.4	—
Real estate investment portfolios (6)	129.4	—	129.4	—

Total	$2,190.8	$—	$2,190.8	$—

	December 31, 2015
		Fair value hierarchy level
	Assets measured at fair value
		Level 1	Level 2	Level 3
	(in millions)
Asset category
U.S. large cap equity portfolios (1)	$591.2	$—	$591.2	$—
U.S. small/mid cap equity portfolios (2)	138.0	—	138.0	—
Balanced asset portfolios (3)	119.9	—	119.9	—
International equity portfolios (4)	201.7	—	201.7	—
Fixed income security portfolios (5)	997.0	—	997.0	—
Real estate investment portfolios (6)	118.5	—	118.5	—

Total	$2,166.3	$—	$2,166.3	$—

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

(5)
The portfolios invest in various fixed income securities, primarily of U.S. origin. These include, but are not limited to, corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities, U.S. Treasury securities, agency securities, asset-backed securities and collateralized mortgage obligations.

(6)
The portfolio invests primarily in U.S. commercial real estate properties through a separate account.

        We had no Level 3 assets in 2016, 2015 and 2014.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

11. Employee and Agent Benefits — (continued)

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

Other Postretirement Benefit Plan Assets

        The fair value of the other postretirement benefit plans' assets by asset category as of the most recent measurement date was as follows:

	December 31, 2016
		Fair value hierarchy level
	Assets measured at fair value
		Level 1	Level 2	Level 3
	(in millions)
Asset category
Cash and cash equivalents	$1.2	$1.2	$—	$—
Fixed income security portfolios:
Fixed income investment funds (1)	195.5	164.3	31.2	—
U.S. equity portfolios (3)	145.5	103.2	42.3	—
International equity portfolios (4)	51.2	43.2	8.0	—
Alternative mutual fund portfolios (5)	227.5	227.5	—	—
Real estate mutual fund (6)	7.7	7.7	—	—

Total	$628.6	$547.1	$81.5	$—

	December 31, 2015
		Fair value hierarchy level
	Assets measured at fair value
		Level 1	Level 2	Level 3
	(in millions)
Asset category
Cash and cash equivalents	$5.9	$5.9	$—	$—
Fixed income security portfolios:
Fixed income investment funds (1)	181.7	173.2	8.5	—
Principal Life general account investment (2)	33.5	—	—	33.5
U.S. equity portfolios (3)	339.6	278.8	60.8	—
International equity portfolios (4)	66.3	54.4	11.9	—

Total	$627.0	$512.3	$81.2	$33.5

(1)
The portfolios invest in various fixed income securities, primarily of U.S. origin. These include, but are not limited to, corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities, U.S. Treasury securities, agency securities, asset-backed securities and collateralized mortgage obligations.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

11. Employee and Agent Benefits — (continued)

(2)
The general account is invested in various fixed income securities.

(3)
The portfolios invest primarily in publicly traded equity securities of large U.S. companies.

(4)
The portfolios invest primarily in publicly traded equity securities of non-U.S. companies.

(5)
The portfolios invest primarily in equities, corporate bonds, foreign currencies, convertible securities and derivatives.

(6)
The mutual fund invests primarily in U.S. commercial real estate properties.

        As of December 31, 2016 and 2015, respectively, $81.8 million and $81.2 million of assets in the U.S. equity and international equity portfolios were included in a trust owned life insurance contract.

        The reconciliation for all assets measured at fair value using significant unobservable inputs (Level 3) is as follows:

	For the year ended December 31, 2016
		Actual return gains (losses) on plan assets
							Ending asset balance as of December 31, 2016
	Beginning asset balance as of December 31, 2015	Relating to assets still held at the reporting date	Relating to assets sold during the period	Net purchases, sales, and settlements	Transfers into Level 3	Transfers out of Level 3
	(in millions)
Asset category
Principal Life general account investment	$33.5	$(1.7)	$(33.6)	$1.8	$—	$—	$—

	For the year ended December 31, 2015
		Actual return gains (losses) on plan assets
							Ending assets balance as of December 31, 2015
	Beginning assets balance as of December 31, 2014	Relating to assets still held at the reporting date	Relating to assets sold during the period	Net purchases, sales, and settlements	Transfers into Level 3	Transfers out of Level 3
	(in millions)
Asset category
Principal Life general account investment	$36.3	$0.2	$—	$(3.0)	$—	$—	$33.5

	For the year ended December 31, 2014
		Actual return gains (losses) on plan assets
							Ending assets balance as of December 31, 2014
	Beginning assets balance as of December 31, 2013	Relating to assets still held at the reporting date	Relating to assets sold during the period	Net purchases, sales, and settlements	Transfers into Level 3	Transfers out of Level 3
	(in millions)
Asset category
Principal Life general account investment	$38.8	$0.8	$—	$(3.3)	$—	$—	$36.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

11. Employee and Agent Benefits — (continued)

        The investment strategies and policies for the other postretirement benefit plans are similar to those employed by the qualified pension plan. According to our investment policy, the target asset allocation for the other postretirement benefit plans is:

Asset category	Target allocation
U.S. equity portfolios	24%
International equity portfolios	15%
Fixed income security portfolios	32%
Alternatives	24%
Real estate	5%

Contributions

        Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under ERISA and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. We do not anticipate contributions will be needed to satisfy the minimum funding requirements of ERISA for our qualified plan. We are unable to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2017 up to $125 million. This includes funding for both our qualified and nonqualified pension plans. While we designate assets to cover the computed liability of the nonqualified plan, the assets are not included as part of the asset balances presented in this footnote as they do not qualify as plan assets in accordance with U.S. GAAP. We may contribute to our other postretirement benefit plans in 2017 pending future analysis.

Estimated Future Benefit Payments

        The estimated future benefit payments, which reflect expected future service, and the expected amount of subsidy receipts under Medicare Part D are:

	Pension benefits	Other postretirement benefits (gross benefit payments, including prescription drug benefits)	Amount of Medicare Part D subsidy receipts
	(in millions)
Year ending December 31:
2017	$115.1	$12.8	$0.1
2018	125.2	13.2	0.1
2019	128.2	13.6	0.1
2020	137.7	12.6	0.1
2021	143.5	11.5	0.1
2022-2026	832.2	10.7	0.1

        The above table reflects the total estimated future benefits to be paid from the plan, including both our share of the benefit cost and the participants' share of the cost, which is funded by their contributions to the plan.

        The assumptions used in calculating the estimated future benefit payments are the same as those used to measure the benefit obligation for the year ended December 31, 2016.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

11. Employee and Agent Benefits — (continued)

Defined Benefit Pension Plans Supplemental Information

        Certain key summary data is shown below separately for qualified and nonqualified plans.

	For the year ended December 31,
	2016			2015
	Qualified Plan	Nonqualified Plan	Total	Qualified Plan	Nonqualified Plan	Total
	(in millions)
Amount recognized in statement of financial position
Other assets	$—	$—	$—	$—	$—	$—
Other liabilities	(410.0)	(455.4)	(865.4)	(453.0)	(432.9)	(885.9)

Total	$(410.0)	$(455.4)	$(865.4)	$(453.0)	$(432.9)	$(885.9)

Amount recognized in accumulated other comprehensive loss
Total net actuarial loss	$587.5	$119.4	$706.9	$659.0	$112.2	$771.2
Prior service benefit	(1.6)	(1.3)	(2.9)	(2.6)	(2.5)	(5.1)

Pre-tax accumulated other comprehensive loss	$585.9	$118.1	$704.0	$656.4	$109.7	$766.1

Components of net periodic benefit cost
Service cost	$58.1	$6.9	$65.0	$54.8	$8.4	$63.2
Interest cost	115.9	19.0	134.9	102.3	18.0	120.3
Expected return on plan assets	(155.0)	—	(155.0)	(160.6)	—	(160.6)
Amortization of prior service benefit	(1.1)	(1.1)	(2.2)	(0.8)	(1.1)	(1.9)
Recognized net actuarial loss	69.5	7.5	77.0	86.3	16.1	102.4

Net periodic benefit cost	$87.4	$32.3	$119.7	$82.0	$41.4	$123.4

Other changes recognized in accumulated other comprehensive (income) loss
Net actuarial (gain) loss	$(2.0)	$14.7	$12.7	$142.1	$(27.8)	$114.3
Amortization of net loss	(69.5)	(7.5)	(77.0)	(86.3)	(16.1)	(102.4)
Amortization of prior service benefit	1.1	1.1	2.2	0.8	1.1	1.9

Total recognized in pre-tax accumulated other comprehensive (income) loss	$(70.4)	$8.3	$(62.1)	$56.6	$(42.8)	$13.8

Total recognized in net periodic benefit cost and pre-tax accumulated other comprehensive (income) loss	$17.0	$40.6	$57.6	$138.6	$(1.4)	$137.2

Defined Contribution and Deferred Compensation Plans

        In addition, we have defined contribution plans that are generally available to all U.S. employees and agents. Eligible participants could not contribute more than $18,000 of their compensation to the plans in 2016. Effective January 1, 2006, we made several changes to the retirement programs. In general, the pension and supplemental executive retirement plan benefit formulas were reduced, and the 401(k) matching contribution was increased. Employees who were ages 47 or older with at least ten years of service on December 31, 2005, could elect to retain the prior benefit provisions and forgo receipt of the additional matching contributions. The employees who elected to retain the prior benefit provisions are referred to as "Grandfathered Choice Participants." We match the Grandfathered Choice Participant's contribution at a 50% contribution rate up to a maximum matching contribution of 3% of the participant's compensation. For all other participants, we match the participant's contributions at a 75% contribution rate up to a maximum matching contribution of 6% of the participant's compensation. The defined contribution plans allow employees to choose among various investment options, including our common stock, which is available through our Employee Stock Ownership Plan ("ESOP"). We contributed $46.6 million, $45.7 million and $41.7 million in 2016, 2015 and 2014, respectively, to our qualified defined contribution plans.

        The number of shares of our common stock allocated to participants in the ESOP was 2.4 million as of both December 31, 2016 and 2015. As of December 31, 2016 and 2015, the fair value of the ESOP, which includes earned and unearned common stock, was $137.9 million and $108.4 million, respectively. The ESOP's total assets include our common stock and cash. The ESOP purchases our common stock on the open market. The number of shares of our common stock held within the ESOP is treated as outstanding in both our basic and diluted earnings per share calculations.

        We also have nonqualified deferred compensation plans available to select employees and agents that allow them to defer compensation amounts in excess of limits imposed by federal tax law with respect to the qualified plans. For certain nonqualified deferred compensation plans that include an employer matching contribution, in 2016 we matched the

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

11. Employee and Agent Benefits — (continued)

Grandfathered Choice Participant's deferral at a 50% match deferral rate up to a maximum matching deferral of 3% of the participant's compensation. For all other participants in nonqualified deferred compensation plans that include an employer matching contribution, we matched the participant's deferral at a 75% match deferral rate up to a maximum matching deferral of 6% of the participant's compensation. We contributed $3.3 million, $4.5 million and $4.1 million in 2016, 2015 and 2014, respectively, to our nonqualified deferred compensation plans.

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

        On August 29, 2013, American Chemicals & Equipment, Inc. 401(k) Retirement Plan ("ACE") filed a lawsuit in the United States District Court for the Northern District of Alabama against PMC and Principal Global Investors, LLC (the "ACE Defendants"). The lawsuit alleges the ACE Defendants breached their fiduciary duty under Section 36(b) of the Investment Company Act by charging excessive fees on certain of the LifeTime series target date funds. On January 24, 2014, the court granted the motion filed by the ACE Defendants to transfer the case to the Southern District of Iowa. The ACE Defendants were granted summary judgment and the case was dismissed. ACE has appealed that grant of summary judgment and subsequent dismissal to the Eighth Circuit Court of Appeals. The ACE Defendants continue to aggressively defend the lawsuit.

        In 2008, Principal Life received approximately $440.0 million in connection with the termination of certain structured transactions and the resulting prepayment of Principal Life's investment in those transactions. The transactions involved Lehman Brothers Special Financing Inc. and Lehman Brothers Holdings Inc. (collectively, "Lehman") in various capacities. Subsequent to Lehman's 2008 bankruptcy filing, its bankruptcy estate initiated several lawsuits seeking to recover from numerous sources significant amounts to which it claims entitlement under various theories. We are one of a large group of defendants to this action. The estate's claim against Principal Life, including interest, was approximately $600.0 million. On June 28, 2016, the bankruptcy court granted the Defendants' motion to dismiss directed at common issues and dismissed with prejudice all claims against Principal Life. Defendants, including Principal Life, have requested that the bankruptcy court issue an order directing entry of final judgment consistent with its June 28, 2016, decision. Lehman has the right to appeal an order of final judgment.

        While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe any such matter will have a material adverse effect on our business or financial position. As of December 31, 2016, we had no estimated losses accrued related to the legal matters discussed above because we believe the chance of loss from these matters is not probable and the amount of loss cannot be reasonably estimated.

        We believe all of the litigation contingencies discussed above involve a chance of loss that is either remote or reasonably possible. Unless otherwise noted, all of these matters involve unspecified claim amounts, in which the

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

12. Contingencies, Guarantees and Indemnifications — (continued)

respective plaintiffs seek an indeterminate amount of damages. To the extent such matters present a reasonably possible chance of loss, we are generally not able to estimate the possible loss or range of loss associated therewith.

        The outcome of such matters is always uncertain, and unforeseen results can occur. It is possible such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts we could not estimate as of December 31, 2016.

Guarantees and Indemnifications

        In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. The terms of these agreements range in duration and often are not explicitly defined. The maximum exposure under these agreements as of December 31, 2016, was approximately $172.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period.

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

Guaranty Funds

        Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. A state's fund assesses its members based on their pro rata market share of written premiums in the state for the classes of insurance for which the insolvent insurer was engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. We accrue liabilities for guaranty fund assessments when an assessment is probable, can be reasonably estimated and when the event obligating us to pay has occurred. While we cannot predict the amount and timing of any future assessments, we have established reserves we believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings. As of December 31, 2016 and 2015, the liability balance for guaranty fund assessments, which is not discounted, was $14.9 million and $15.1 million, respectively, and was reported within other liabilities in the consolidated statements of financial position. As of both December 31, 2016 and 2015, $5.7 million related to premium tax offsets were included in premiums due and other receivables in the consolidated statements of financial position.

Operating Leases

        As a lessee, we lease office space, data processing equipment, office furniture and office equipment under various operating leases. Rental expense for the years ended December 31, 2016, 2015 and 2014, was $40.4 million, $38.0 million and $37.3 million, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

12. Contingencies, Guarantees and Indemnifications — (continued)

        The following represents payments due by period for operating lease obligations (in millions):

Year ending December 31:
2017	$45.2
2018	32.4
2019	22.3
2020	15.6
2021	11.3
2022 and thereafter	37.6

Total operating lease obligations	164.4
Less: Future sublease rental income on noncancelable leases	2.3

Total future minimum lease payments	$162.1

Capital Leases

        We lease buildings and hardware storage equipment under capital leases. As of December 31, 2016 and 2015, these leases had a gross asset balance of $61.3 million and $63.6 million and accumulated depreciation of $29.9 million and $29.9 million, respectively. Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $14.8 million, $14.1 million and $14.0 million, respectively.

        The following represents future minimum lease payments due by period for capital lease obligations (in millions).

Year ending December 31:
2017	$3.0
2018	2.1
2019	0.9
2020	0.4
2021	0.1
2022 and thereafter	0.2

Total	6.7
Less: Amounts representing interest	0.2

Net present value of minimum lease payments	$6.5

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

13. Stockholders' Equity — (continued)

Reconciliation of Outstanding Shares

	Series A preferred stock	Series B preferred stock	Common stock
	(in millions)
Outstanding shares as of January 1, 2014	3.0	10.0	295.2
Shares issued	—	—	3.4
Treasury stock acquired	—	—	(4.7)

Outstanding shares as of December 31, 2014	3.0	10.0	293.9
Shares issued	—	—	3.5
Treasury stock acquired	—	—	(6.0)
Preferred stock redemption	(3.0)	(10.0)	—

Outstanding shares as of December 31, 2015	—	—	291.4
Shares issued	—	—	3.0
Treasury stock acquired	—	—	(6.7)

Outstanding shares as of December 31, 2016	—	—	287.7

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

Other Comprehensive Income (Loss)

	For the year ended December 31, 2016
	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized gains on available-for-sale securities during the period	$254.6	$(78.1)	$176.5
Reclassification adjustment for losses included in net income (1)	67.9	(23.5)	44.4
Adjustments for assumed changes in amortization patterns	5.6	(2.0)	3.6
Adjustments for assumed changes in policyholder liabilities	(177.2)	51.8	(125.4)

Net unrealized gains on available-for-sale securities	150.9	(51.8)	99.1

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	(0.3)	(1.5)	(1.8)
Adjustments for assumed changes in amortization patterns	(3.4)	1.2	(2.2)
Adjustments for assumed changes in policyholder liabilities	0.8	(0.3)	0.5

Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	(2.9)	(0.6)	(3.5)

Net unrealized gains on derivative instruments during the period	32.6	(7.6)	25.0
Reclassification adjustment for gains included in net income (3)	(27.7)	5.4	(22.3)
Adjustments for assumed changes in amortization patterns	2.9	(1.0)	1.9
Adjustments for assumed changes in policyholder liabilities	16.9	(6.0)	10.9

Net unrealized gains on derivative instruments	24.7	(9.2)	15.5

Foreign currency translation adjustment	75.6	(7.5)	68.1

Unrecognized postretirement benefit obligation during the period	20.2	(6.8)	13.4
Amortization of prior service cost and actuarial loss included in net periodic benefit cost (4)	49.1	(20.7)	28.4

Net unrecognized postretirement benefit obligation	69.3	(27.5)	41.8

Other comprehensive income	$317.6	$(96.6)	$221.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

13. Stockholders' Equity — (continued)

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

December 31, 2016

13. Stockholders' Equity — (continued)

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

Accumulated Other Comprehensive Income (Loss)

	Net unrealized gains on available-for-sale securities	Noncredit component of impairment losses on fixed maturities available-for-sale	Net unrealized gains (losses) on derivative instruments	Foreign currency translation adjustment	Unrecognized postretirement benefit obligation	Accumulated other comprehensive income (loss)
	(in millions)
Balances as of January 1, 2014	$878.1	$(167.0)	$(10.5)	$(361.5)	$(155.9)	$183.2
Other comprehensive loss during the period, net of adjustments	373.5	—	59.0	(325.3)	(269.2)	(162.0)
Amounts reclassified from AOCI	(48.8)	61.9	2.1	—	14.0	29.2

Other comprehensive loss	324.7	61.9	61.1	(325.3)	(255.2)	(132.8)

Balances as of December 31, 2014	1,202.8	(105.1)	50.6	(686.8)	(411.1)	50.4
Other comprehensive loss during the period, net of adjustments	(480.4)	—	43.6	(451.1)	(87.0)	(974.9)
Amounts reclassified from AOCI	9.7	19.1	(24.4)	—	47.9	52.3

Other comprehensive loss	(470.7)	19.1	19.2	(451.1)	(39.1)	(922.6)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(10.3)	—	(10.3)

Balances as of December 31, 2015	732.1	(86.0)	69.8	(1,148.2)	(450.2)	(882.5)
Other comprehensive income during the period, net of adjustments	54.7	(3.5)	37.8	63.7	13.4	166.1
Amounts reclassified from AOCI	44.4	—	(22.3)	—	28.4	50.5

Other comprehensive income	99.1	(3.5)	15.5	63.7	41.8	216.6
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(9.3)	—	(9.3)

Balances as of December 31, 2016	$831.2	$(89.5)	$85.3	$(1,093.8)	$(408.4)	$(675.2)

Noncontrolling Interest

        Interests held by unaffiliated parties in consolidated entities are reflected in noncontrolling interest, which represents the noncontrolling partners' share of the underlying net assets of our consolidated subsidiaries. Noncontrolling interest that is not redeemable is reported in the equity section of the consolidated statements of financial position.

        The noncontrolling interest holders in certain of our consolidated entities maintain an equity interest that is redeemable at the option of the holder, which may be exercised on varying dates. Since redemption of the noncontrolling interest is outside of our control, this interest is presented on the consolidated statements of financial position line item titled "Redeemable noncontrolling interest." Our redeemable noncontrolling interest primarily relates to consolidated sponsored investment funds for which interests are redeemed at fair value from the net assets of the funds.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

13. Stockholders' Equity — (continued)

        Following is a reconciliation of the changes in the redeemable noncontrolling interest (in millions):

Balance as of January 1, 2014	$247.2
Net income attributable to redeemable noncontrolling interest	9.0
Contributions from redeemable noncontrolling interest	9.5
Distributions to redeemable noncontrolling interest	(16.1)
Purchase of subsidiary shares from redeemable noncontrolling interest (1)	(215.2)
Change in redemption value of redeemable noncontrolling interest	28.9
Other comprehensive income attributable to redeemable noncontrolling interest	(5.3)

Balance as of December 31, 2014	58.0
Net income attributable to redeemable noncontrolling interest	4.9
Contributions from redeemable noncontrolling interest	56.1
Distributions to redeemable noncontrolling interest	(15.1)
Purchase of subsidiary shares from redeemable noncontrolling interest	(6.0)
Change in redemption value of redeemable noncontrolling interest	6.6
Other comprehensive income attributable to redeemable noncontrolling interest	(18.8)

Balance as of December 31, 2015	85.7
Net income attributable to redeemable noncontrolling interest	16.8
Redeemable noncontrolling interest of newly consolidated entities (2)	179.5
Redeemable noncontrolling interest of deconsolidated entities (3)	(261.5)
Contributions from redeemable noncontrolling interest	135.1
Distributions to redeemable noncontrolling interest	(57.4)
Purchase of subsidiary shares from redeemable noncontrolling interest	(8.2)
Change in redemption value of redeemable noncontrolling interest	4.2
Other comprehensive income attributable to redeemable noncontrolling interest	3.3

Balance as of December 31, 2016	$97.5

(1)
During the third quarter of 2014, we increased our ownership stake in Columbus Circle Investors.

(2)
Effective January 1, 2016, certain sponsored investment funds were consolidated as a result of the implementation of new accounting guidance. See Note 3, Variable Interest Entities, for further details.

(3)
We deconsolidated certain sponsored investment funds as they no longer met the requirements for consolidation.

Dividend Limitations

        The declaration and payment of our common stock dividends is subject to the discretion of our Board of Directors and will depend on our overall financial condition, results of operations, capital levels, cash requirements, future prospects, receipt of dividends from Principal Life (as described below), risk management considerations and other factors deemed relevant by the Board. No significant restrictions limit the payment of dividends by us, except those generally applicable to corporations incorporated in Delaware.

        Under Iowa law, Principal Life may pay stockholder dividends only from the earned surplus arising from its business and must receive the prior approval of the Commissioner of Insurance of the State of Iowa (the "Commissioner") to pay a stockholder dividend if such a stockholder dividend would exceed certain statutory limitations. In general, the current statutory limitation is the greater of 10% of Principal Life's policyholder surplus as of the preceding year-end or the net gain from operations from the previous calendar year. Based on this limitation and 2016 statutory results, Principal Life could pay approximately $1,143.3 million in stockholder dividends in 2017 without exceeding the statutory limitation.

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

December 31, 2016

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

Fixed Maturities

        Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities. When available, the fair value of fixed maturities is based on quoted prices of identical assets in active markets. These are reflected in Level 1 and primarily include U.S. Treasury bonds and actively traded redeemable corporate preferred securities.

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

        If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

14. Fair Value Measurements — (continued)

December 31, 2016, less than 1% of our total fixed maturities were Level 3 securities valued using internal pricing models.

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

Equity Securities

        Equity securities include mutual funds, common stock, non-redeemable preferred stock and required regulatory investments. Fair values of equity securities are determined using quoted prices in active markets for identical assets when available, which are reflected in Level 1. When quoted prices are not available, we may utilize internal valuation methodologies appropriate for the specific asset that use observable inputs such as underlying share prices or the NAV, which are reflected in Level 2. Fair values might also be determined using broker quotes or through the use of internal models or analysis that incorporate significant assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing such securities, which are reflected in Level 3.

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

December 31, 2016

14. Fair Value Measurements — (continued)

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

        Commercial mortgage loans of consolidated VIEs valued using the measurement alternative for CCFEs are reflected in Level 2. These investments are based on the more observable fair value of the liabilities of the consolidated VIEs. The liabilities are affiliated so are not reflected in our consolidated results.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

14. Fair Value Measurements — (continued)

Investment Contracts

        Certain annuity contracts and other investment contracts include embedded derivatives that have been bifurcated from the host contract and are measured at fair value on a recurring basis, which are reflected in Level 3. The key assumptions for calculating the fair value of the embedded derivative liabilities are market assumptions (such as equity market returns, interest rate levels, market volatility and correlations) and policyholder behavior assumptions (such as lapse, mortality, utilization and withdrawal patterns). Risk margins are included in the policyholder behavior assumptions. The assumptions are based on a combination of historical data and actuarial judgment. The embedded derivative liabilities are valued using stochastic models that incorporate a spread reflecting our own creditworthiness.

        The assumption for our own non-performance risk for investment contracts and any embedded derivatives bifurcated from certain annuity and investment contracts is based on the current market credit spreads for debt-like instruments we have issued and are available in the market.

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

        Additionally, obligations of consolidated VIEs for which the fair value option was elected are included in other liabilities. The VIEs' unaffiliated obligations are valued utilizing internal pricing models, which are reflected in Level 3.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

14. Fair Value Measurements — (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        Assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2016
	Assets/ (liabilities) measured at fair value	Amount measured at net asset value (5)	Fair value hierarchy level
			Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,433.0	$—	$996.5	$436.5	$—
Non-U.S. governments	893.6	—	3.0	828.5	62.1
States and political subdivisions	5,569.2	—	—	5,569.2	—
Corporate	34,192.4	—	21.2	33,912.1	259.1
Residential mortgage-backed securities	2,834.7	—	—	2,834.7	—
Commercial mortgage-backed securities	4,096.5	—	—	4,025.4	71.1
Collateralized debt obligations	758.6	—	—	725.0	33.6
Other debt obligations	5,068.1	—	—	4,976.6	91.5

Total fixed maturities, available-for-sale	54,846.1	—	1,020.7	53,308.0	517.4
Fixed maturities, trading	398.4	—	—	305.5	92.9
Equity securities, available-for-sale	98.9	—	55.2	41.0	2.7
Equity securities, trading	1,413.4	—	445.7	967.7	—
Derivative assets (1)	893.6	—	—	859.7	33.9
Other investments (2)	470.0	92.7	169.8	170.6	36.9
Cash equivalents (3)	1,947.1	—	51.2	1,895.9	—

Sub-total excluding separate account assets	60,067.5	92.7	1,742.6	57,548.4	683.8
Separate account assets	139,832.6	—	79,688.1	52,789.7	7,354.8

Total assets	$199,900.1	$92.7	$81,430.7	$110,338.1	$8,038.6

Liabilities
Investment contracts (4)	$(176.5)	$—	$—	$—	$(176.5)
Derivative liabilities (1)	(573.0)	—	—	(550.4)	(22.6)
Other liabilities (4)	(272.2)	—	—	(212.3)	(59.9)

Total liabilities	$(1,021.7)	$—	$—	$(762.7)	$(259.0)

Net assets	$198,878.4	$92.7	$81,430.7	$109,575.4	$7,779.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

14. Fair Value Measurements — (continued)

	December 31, 2015
	Assets/ (liabilities) measured at fair value	Amount measured at net asset value (5)	Fair value hierarchy level
			Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,503.5	$—	$931.0	$572.5	$—
Non-U.S. governments	793.3	—	3.0	711.2	79.1
States and political subdivisions	4,717.1	—	—	4,717.1	—
Corporate	31,140.2	—	38.2	30,878.1	223.9
Residential mortgage-backed securities	2,627.5	—	—	2,627.5	—
Commercial mortgage-backed securities	3,919.8	—	—	3,915.0	4.8
Collateralized debt obligations	667.5	—	—	604.0	63.5
Other debt obligations	4,597.6	—	—	4,590.1	7.5

Total fixed maturities, available-for-sale	49,966.5	—	972.2	48,615.5	378.8
Fixed maturities, trading	686.8	—	199.2	352.1	135.5
Equity securities, available-for-sale	104.5	—	62.2	38.2	4.1
Equity securities, trading	1,202.7	—	413.9	788.8	—
Derivative assets (1)	666.6	—	—	619.4	47.2
Other investments (2)	517.2	69.6	208.1	204.4	35.1
Cash equivalents (3)	1,603.2	—	26.5	1,576.7	—

Sub-total excluding separate account assets	54,747.5	69.6	1,882.1	52,195.1	600.7
Separate account assets	136,978.9	—	72,303.6	57,661.4	7,013.9

Total assets	$191,726.4	$69.6	$74,185.7	$109,856.5	$7,614.6

Liabilities
Investment contracts (4)	$(177.4)	$—	$—	$—	$(177.4)
Derivative liabilities (1)	(772.4)	—	—	(721.9)	(50.5)
Other liabilities (4)	(298.4)	—	—	(230.3)	(68.1)

Total liabilities	$(1,248.2)	$—	$—	$(952.2)	$(296.0)

Net assets	$190,478.2	$69.6	$74,185.7	$108,904.3	$7,318.6

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

(5)
Certain investments are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy. These consist of certain fund interests that are restricted until maturity with unfunded commitments totaling $57.6 million and $7.3 million as of December 31, 2016 and December 31, 2015, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

14. Fair Value Measurements — (continued)

Changes in Level 3 Fair Value Measurements

        The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows:

	For the year ended December 31, 2016
		Total realized/unrealized gains (losses)						Changes in unrealized gains (losses) included in net income relating to positions still held (1)
	Beginning asset/ (liability) balance as of December 31, 2015						Ending asset/ (liability) balance as of December 31, 2016
				Net purchases, sales, issuances and settlements (3)
		Included in net income (1)	Included in other comprehensive income		Transfers into Level 3	Transfers out of Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$79.1	$(0.3)	$1.4	$14.5	$—	$(32.6)	$62.1	$(0.3)
Corporate	223.9	(2.2)	(3.2)	26.6	15.7	(1.7)	259.1	(2.2)
Commercial mortgage-backed securities	4.8	(8.3)	8.8	32.7	35.4	(2.3)	71.1	(8.3)
Collateralized debt obligations	63.5	—	0.8	(30.7)	—	—	33.6	—
Other debt obligations	7.5	—	0.5	100.1	—	(16.6)	91.5	—

Total fixed maturities, available-for-sale	378.8	(10.8)	8.3	143.2	51.1	(53.2)	517.4	(10.8)
Fixed maturities, trading	135.5	0.5	—	(43.1)	—	—	92.9	0.1
Equity securities, available-for-sale	4.1	(1.3)	(0.1)	—	—	—	2.7	(1.4)
Derivative assets	47.2	(15.1)	—	1.8	—	—	33.9	(12.8)
Other investments	35.1	1.5	—	0.3	—	—	36.9	1.5
Separate account assets (2)	7,013.9	718.9	—	(382.5)	5.3	(0.8)	7,354.8	669.7
Liabilities
Investment contracts	(177.4)	(5.9)	—	6.8	—	—	(176.5)	(12.6)
Derivative liabilities	(50.5)	26.4	0.5	1.0	—	—	(22.6)	23.2
Other liabilities	(68.1)	(9.2)	—	17.4	—	—	(59.9)	(7.5)

	For the year ended December 31, 2015
		Total realized/unrealized gains (losses)						Changes in unrealized gains (losses) included in net income relating to positions still held (1)
	Beginning asset/ (liability) balance as of December 31, 2014						Ending asset/ (liability) balance as of December 31, 2015
				Net purchases, sales, issuances and settlements (3)
		Included in net income (1)	Included in other comprehensive income		Transfers into Level 3	Transfers out of Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$38.7	$(0.2)	$(0.4)	$41.0	$—	$—	$79.1	$(0.2)
Corporate	245.6	(0.3)	(4.4)	27.7	42.8	(87.5)	223.9	(0.4)
Commercial mortgage-backed securities	—	0.1	—	12.3	—	(7.6)	4.8	—
Collateralized debt obligations	64.2	—	(0.1)	(0.6)	—	—	63.5	—
Other debt obligations	63.7	—	0.8	7.0	—	(64.0)	7.5	—

Total fixed maturities, available-for-sale	412.2	(0.4)	(4.1)	87.4	42.8	(159.1)	378.8	(0.6)
Fixed maturities, trading	139.7	(4.0)	—	(0.2)	—	—	135.5	(4.2)
Equity securities, available-for-sale	4.1	—	—	—	—	—	4.1	—
Derivative assets	53.7	(8.7)	—	2.2	—	—	47.2	(8.5)
Other investments	127.2	7.3	—	(64.4)	—	(35.0)	35.1	7.2
Separate account assets (2)	5,891.4	1,054.8	—	59.5	8.5	(0.3)	7,013.9	850.3
Liabilities
Investment contracts	(176.4)	(13.4)	—	12.4	—	—	(177.4)	(17.8)
Derivative liabilities	(35.5)	(17.4)	2.2	0.2	—	—	(50.5)	(18.0)
Other liabilities	(66.3)	(1.8)	—	—	—	—	(68.1)	(1.9)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

14. Fair Value Measurements — (continued)

	For the year ended December 31, 2014
								Changes in unrealized gains (losses) included in net income relating to positions still held (1)
		Total realized/unrealized gains (losses)
	Beginning asset/ (liability) balance as of December 31, 2013						Ending asset/ (liability) balance as of December 31, 2014
				Net purchases, sales, issuances and settlements (3)
		Included in net income (1)	Included in other comprehensive income		Transfers into Level 3	Transfers out of Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$47.5	$(0.3)	$—	$(8.5)	$—	$—	$38.7	$(0.2)
States and political subdivisions	1.8	—	—	(0.1)	—	(1.7)	—	—
Corporate	164.0	(1.8)	(1.3)	56.0	46.6	(17.9)	245.6	(1.6)
Commercial mortgage-backed securities	1.6	(1.2)	1.3	(6.0)	6.8	(2.5)	—	—
Collateralized debt obligations	37.8	—	0.4	46.1	3.9	(24.0)	64.2	—
Other debt obligations	84.1	—	1.4	7.9	—	(29.7)	63.7	—

Total fixed maturities, available-for-sale	336.8	(3.3)	1.8	95.4	57.3	(75.8)	412.2	(1.8)
Fixed maturities, trading	169.9	9.9	—	(40.1)	—	—	139.7	1.2
Equity securities, available-for-sale	16.9	4.2	2.8	(20.0)	0.2	—	4.1	(0.3)
Derivative assets	74.2	(32.0)	—	11.5	—	—	53.7	(32.0)
Other investments	142.9	15.7	—	(31.4)	—	—	127.2	15.7
Separate account assets (2)	5,265.2	649.6	—	(13.9)	4.4	(13.9)	5,891.4	608.4
Liabilities
Investment contracts	(6.9)	(196.0)	—	26.5	—	—	(176.4)	(196.5)
Derivative liabilities	(39.6)	3.9	(0.4)	0.6	—	—	(35.5)	(0.9)
Other liabilities	(73.9)	(1.4)	—	9.0	—	—	(66.3)	(0.8)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

14. Fair Value Measurements — (continued)

(3)
Gross purchases, sales, issuances and settlements were:

	For the year ended December 31, 2016
	Purchases	Sales	Issuances	Settlements	Net purchases, sales, issuances and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$19.3	$(3.4)	$—	$(1.4)	$14.5
Corporate	66.0	(13.7)	—	(25.7)	26.6
Commercial mortgage-backed securities	35.7	—	—	(3.0)	32.7
Collateralized debt obligations	—	—	—	(30.7)	(30.7)
Other debt obligations	105.0	(2.3)	—	(2.6)	100.1

Total fixed maturities, available-for-sale	226.0	(19.4)	—	(63.4)	143.2
Fixed maturities, trading	—	(18.0)	—	(25.1)	(43.1)
Derivative assets	0.5	1.3	—	—	1.8
Other investments	0.7	(0.4)	—	—	0.3
Separate account assets (4)	528.0	(654.5)	(345.4)	89.4	(382.5)
Liabilities
Investment contracts	—	—	1.8	5.0	6.8
Derivative liabilities	—	1.0	—	—	1.0
Other liabilities	—	17.4	—	—	17.4

	For the year ended December 31, 2015
	Purchases	Sales	Issuances	Settlements	Net purchases, sales, issuances and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$42.4	$(0.1)	$—	$(1.3)	$41.0
Corporate	52.8	(7.7)	—	(17.4)	27.7
Commercial mortgage-backed securities	12.4	—	—	(0.1)	12.3
Collateralized debt obligations	—	—	—	(0.6)	(0.6)
Other debt obligations	16.5	—	—	(9.5)	7.0

Total fixed maturities, available-for-sale	124.1	(7.8)	—	(28.9)	87.4
Fixed maturities, trading	—	(0.2)	—	—	(0.2)
Derivative assets	2.5	(0.3)	—	—	2.2
Other investments	4.4	(68.8)	—	—	(64.4)
Separate account assets (4)	796.9	(436.5)	(323.4)	22.5	59.5
Liabilities
Investment contracts	—	—	5.1	7.3	12.4
Derivative liabilities	—	0.2	—	—	0.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

14. Fair Value Measurements — (continued)

	For the year ended December 31, 2014
	Purchases	Sales	Issuances	Settlements	Net purchases, sales, issuances and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$12.1	$(19.4)	$—	$(1.2)	$(8.5)
States and political subdivisions	—	—	—	(0.1)	(0.1)
Corporate	118.5	(54.8)	—	(7.7)	56.0
Commercial mortgage-backed securities	—	(5.8)	—	(0.2)	(6.0)
Collateralized debt obligations	61.3	—	—	(15.2)	46.1
Other debt obligations	19.2	—	—	(11.3)	7.9

Total fixed maturities, available-for-sale	211.1	(80.0)	—	(35.7)	95.4
Fixed maturities, trading	—	(10.0)	—	(30.1)	(40.1)
Equity securities, available-for-sale	—	(20.0)	—	—	(20.0)
Derivative assets	11.8	(0.3)	—	—	11.5
Other investments	0.2	—	—	(31.6)	(31.4)
Separate account assets (4)	705.9	(500.2)	(331.8)	112.2	(13.9)
Liabilities
Investment contracts	—	—	20.7	5.8	26.5
Derivative liabilities	(1.5)	2.1	—	—	0.6
Other liabilities	—	9.0	—	—	9.0
(4)
Issuances and settlements include amounts related to mortgage encumbrances associated with real estate in our separate accounts.

Transfers

        Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels were as follows:

	For the year ended December 31, 2016
	Transfers out of Level 1 into Level 2	Transfers out of Level 1 into Level 3	Transfers out of Level 2 into Level 1	Transfers out of Level 2 into Level 3	Transfers out of Level 3 into Level 1	Transfers out of Level 3 into Level 2
	(in millions)
Assets
Fixed maturities, available-for- sale:
Non-U.S. governments	$—	$—	$—	$—	$—	$32.6
Corporate	—	—	—	15.7	—	1.7
Commercial mortgage-backed securities	—	—	—	35.4	—	2.3
Other debt obligations	—	—	—	—	—	16.6

Total fixed maturities, available-for-sale	—	—	—	51.1	—	53.2
Separate account assets	45.4	—	4.9	5.3	—	0.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

14. Fair Value Measurements — (continued)

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

        Separate account assets transferred between Level 1 and Level 2 during 2016, 2015 and 2014, primarily related to foreign equity securities. When these securities are valued at the close price of the local exchange where the assets traded, they are reflected in Level 1. When events materially affecting the value occur between the close of the local exchange and the New York Stock Exchange, we use adjusted prices determined by a third party pricing vendor to update the foreign market closing prices and the fair value is reflected in Level 2.

        Other investments transferred from Level 2 into Level 1 during 2015, primarily included assets valued using a NAV with a quoted price in an active market for identical assets as a result of additional analysis to clarify the source of the quoted price.

        Assets transferred into Level 3 during 2016, 2015 and 2014, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations.

        Assets transferred out of Level 3 during 2016, 2015 and 2014, included those for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information. Additionally, for the year ended December 31, 2015, assets transferred out of Level 3 included assets valued using the measurement alternative for CCFEs for which the corresponding liabilities have the more observable fair value and are reflected in Level 2.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

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

	December 31, 2016
	Assets / (liabilities) measured at fair value	Valuation technique(s)	Unobservable input description	Input/range of inputs	Weighted average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$7.6	Discounted cash flow	Discount rate (1)	2.3%	2.3%
			Illiquidity premium	50 basis points ("bps")	50bps
			Comparability adjustment	(25)bps	(25)bps
Corporate	49.8	Discounted cash flow	Discount rate (1)	1.5% - 7.6%	4.0%
			Illiquidity premium	0bps - 60bps	27bps
			Comparability adjustment	0bps - 20bps	6bps
Commercial mortgage-backed securities	49.3	Discounted cash flow	Discount rate (1)	3.1% - 12.8%	10.2%
			Probability of default	0.0% - 10.0%	7.8%
			Potential loss severity	0.0% - 99.5%	39.5%
Collateralized debt obligations	0.2	Discounted cash flow	Discount rate (1)	95.1%	95.1%
			Probability of default	100.0%	100.0%
			Potential loss severity	91.2%	91.2%
Other debt obligations	6.8	Discounted cash flow	Discount rate (1)	5.0%	5.0%
			Illiquidity premium	500bps	500bps
Fixed maturities, trading	10.5	Discounted cash flow	Discount rate (1)	2.3% - 9.0%	2.7%
			Illiquidity premium	0bps - 300bps	240bps
Other investments	36.9	Discounted cash flow — equity method real estate investments	Discount rate (1)	7.6%	7.6%
			Terminal capitalization rate	6.8%	6.8%
			Average market rent growth rate	2.9%	2.9%
		Discounted cash flow — equity method real estate investments — debt	Loan to value	52.5%	52.5%
			Credit spread rate	2.1%	2.1%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

14. Fair Value Measurements — (continued)

	December 31, 2016
	Assets / (liabilities) measured at fair value	Valuation technique(s)	Unobservable input description	Input/range of inputs	Weighted average
	(in millions)
Separate account assets	7,225.4	Discounted cash flow — mortgage loans	Discount rate (1)	1.4% - 5.3%	3.7%
			Illiquidity premium	0bps - 60bps	13bps
			Credit spread rate	83bps - 472bps	227bps
		Discounted cash flow — real estate	Discount rate (1)	5.8% - 16.2%	7.0%
			Terminal capitalization rate	4.3% - 9.3%	6.1%
			Average market rent growth rate	1.8% - 4.3%	2.9%
		Discounted cash flow — real estate debt	Loan to value	6.3% - 69.7%	47.0%
			Credit spread rate	3.3% - 4.6%	3.9%
Liabilities
Investment contracts	(176.5)	Discounted cash flow	Long duration interest rate	2.6% - 2.7% (2)
			Long-term equity market volatility	16.0% - 45.9%
			Non-performance risk	0.3% - 1.7%
			Utilization rate	See note (3)
			Lapse rate	0.5% - 14.1%
			Mortality rate	See note (4)

	December 31, 2015
	Assets / (liabilities) measured at fair value	Valuation technique(s)	Unobservable input description	Input/range of inputs	Weighted average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$8.9	Discounted cash flow	Discount rate (1)	2.2%	2.2%
			Illiquidity premium	50bps	50bps
Corporate	43.2	Discounted cash flow	Discount rate (1)	0.0% - 7.5%	5.1%
			Comparability adjustment	(4)bps - 7bps	0bps
			Illiquidity premium	0bps - 60bps	33bps
Collateralized debt obligations	3.1	Discounted cash flow	Discount rate (1)	28.0%	28.0%
			Probability of default	100.0%	100.0%
			Potential loss severity	67.0%	67.0%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

14. Fair Value Measurements — (continued)

	December 31, 2015
	Assets / (liabilities) measured at fair value	Valuation technique(s)	Unobservable input description	Input/range of inputs	Weighted average
	(in millions)
Other debt obligations	7.5	Discounted cash flow	Discount rate (1)	5.0%	5.0%
			Illiquidity premium	750bps	750bps
Fixed maturities, trading	10.5	Discounted cash flow	Discount rate (1)	1.1% - 2.7%	2.6%
			Illiquidity premium	0bps - 300bps	240bps
Other investments	35.1	Discounted cash flow — equity method real estate investments	Discount rate (1)	7.8%	7.8%
			Terminal capitalization rate	6.8%	6.8%
			Average market rent growth rate	3.2%	3.2%
		Discounted cash flow — equity method real estate investments — debt	Loan to value	52.3%	52.3%
			Credit spread rate	2.3%	2.3%
Separate account assets	6,881.8	Discounted cash flow — mortgage loans	Discount rate (1)	1.4% - 8.2%	3.9%
			Illiquidity premium	0bps - 60bps	7bps
			Credit spread rate	81bps - 750bps	241bps
		Discounted cash flow — real estate	Discount rate (1)	5.3% - 16.4%	7.2%
			Terminal capitalization rate	4.3% - 9.8%	6.2%
			Average market rent growth rate	2.0% - 4.3%	3.0%
		Discounted cash flow — real estate debt	Loan to value	7.8% - 63.1%	47.4%
			Credit spread rate	1.4% - 4.6%	2.2%
Liabilities
Investment contracts	(177.4)	Discounted cash flow	Long duration interest rate	2.5% - 2.6% (2)
			Long-term equity market volatility	14.9% - 44.4%
			Non-performance risk	0.4% - 1.9%
			Utilization rate	See note (3)
			Lapse rate	0.5% - 14.1%
			Mortality rate	See note (4)

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

December 31, 2016

14. Fair Value Measurements — (continued)

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        Certain assets are measured at fair value on a nonrecurring basis. During 2016, certain mortgage loans had been marked to fair value of $2.7 million. The net impact of write-downs of loans reclassified to held-for-sale, impairments and improvements in estimated fair value of previously impaired loans resulted in a net loss of $2.4 million that was recorded in net realized capital gains (losses) as part of the mortgage loan valuation allowance. This includes the impact of certain loans no longer on our books. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve significant unobservable inputs.

        During 2016, certain real estate had been written down to fair value of $13.9 million. This write down resulted in a loss of $5.3 million, of which $4.5 million was a lower of cost or market adjustment on held-for-sale real estate recorded in net investment income and the remaining $0.8 million was recorded in net realized capital gains (losses). This is a Level 3 fair value measurement, as the fair value of real estate is estimated based on a discounted cash flow valuation from an internal model. Significant inputs used in the discounted cash flow calculation include a discount rate, terminal capitalization rate and average market rent growth. The ranges of inputs used in the fair value measurements for the real estate marked to fair value during 2016 were:

  Discount rate = 10.3%
  Terminal capitalization rate = 9.0%
  Average market rent growth = 0.0%

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

December 31, 2016

14. Fair Value Measurements — (continued)

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

  Discount rate = 9.6% - 11.8%
  Terminal capitalization rate = 8.3% - 8.5%
  Average market rent growth = 3.0% - 3.6%

Fair Value Option

        We elected fair value accounting for:

  •
  Certain commercial mortgage loans and obligations of consolidated VIEs for which it was not practicable for us to determine the carrying value.

  •
  Certain real estate ventures that are subject to the equity method of accounting because the nature of the investments is to add value to the properties and generate income from the operations of the properties. Other equity method real estate investments are not fair valued because the investments mainly generate income from the operations of the underlying properties.

  •
  Certain investment funds for which we do not have enough influence to account for under the equity method in order to reflect the economics of the investment in the financial statements. We do not elect the fair value option for other similar investments as these investments are generally accounted for under the equity method of accounting.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

14. Fair Value Measurements — (continued)

        The following tables present information regarding the assets and liabilities for which the fair value option was elected.

	December 31, 2016	December 31, 2015
	(in millions)
Commercial mortgage loans of consolidated VIEs (1)(2)
Fair value	$12.4	$18.3
Aggregate contractual principal	12.0	17.8
Obligations of consolidated VIEs (3)
Fair value	59.9	68.1
Aggregate unpaid principal	60.0	78.0
Real estate ventures (1)
Fair value	36.9	35.1
Investment funds (1)(4)
Fair value	36.9	—

(1)
Reported with other investments in the consolidated statements of financial position.

(2)
None of the loans were more than 90 days past due or in non-accrual status.

(3)
Reported with other liabilities in the consolidated statements of financial position.

(4)
We did not have any material investment funds for which we elected the fair value option for the year ended December 31, 2015.

	For the year ended December 31,
	2016	2015	2014
Commercial mortgage loans of consolidated VIEs
Change in fair value pre-tax loss (1)(2)	$(0.1)	$(2.0)	$(1.5)
Interest income (3)	1.2	3.6	6.2
Obligations of consolidated VIEs
Change in fair value pre-tax loss — instrument specific credit risk (2)(4)	(9.8)	(1.9)	(2.4)
Change in fair value pre-tax loss (2)	(9.8)	(2.1)	(0.7)
Interest expense (5)	1.1	1.1	3.0
Real estate
Change in fair value pre-tax gain (6)	1.5	7.2	17.3
Investment funds
Change in fair value pre-tax gain (6)(7)	2.8	—	—
Dividend income (6)	0.3	—	—

(1)
None of the change in fair value related to instrument-specific credit risk.

(2)
Reported in net realized capital gains (losses) on the consolidated statements of operations.

(3)
Reported in net investment income on the consolidated statements of operations and recorded based on the effective interest rates as determined at the closing of the loan.

(4)
Estimated based on credit spreads and quality ratings.

(5)
Reported in operating expenses on the consolidated statements of operations.

(6)
Reported in net investment income on the consolidated statements of operations.

(7)
Absent the fair value election, the change in fair value on the investments would be reported in OCI.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

14. Fair Value Measurements — (continued)

Financial Instruments Not Reported at Fair Value

        The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	December 31, 2016
			Fair value hierarchy level
	Carrying amount
		Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$13,230.2	$13,453.2	$—	$—	$13,453.2
Policy loans	823.8	1,011.0	—	—	1,011.0
Other investments	230.3	236.8	—	157.7	79.1
Cash and cash equivalents	772.5	772.5	731.4	41.1	—
Investment contracts	(31,089.4)	(30,622.6)	—	(5,400.8)	(25,221.8)
Short-term debt	(51.4)	(51.4)	—	(51.4)	—
Long-term debt	(3,125.7)	(3,242.0)	—	(3,242.0)	—
Separate account liabilities	(127,452.1)	(126,282.0)	—	—	(126,282.0)
Bank deposits	(2,199.8)	(2,204.1)	(1,585.1)	(619.0)	—
Cash collateral payable	(575.7)	(575.7)	(575.7)	—	—

	December 31, 2015
			Fair value hierarchy level
	Carrying amount
		Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$12,339.4	$12,653.5	$—	$—	$12,653.5
Policy loans	817.1	1,023.1	—	—	1,023.1
Other investments	185.0	197.8	—	118.9	78.9
Cash and cash equivalents	961.6	961.6	961.6	—	—
Investment contracts	(29,063.6)	(28,703.2)	—	(4,925.0)	(23,778.2)
Short-term debt	(181.1)	(181.1)	—	(181.1)	—
Long-term debt	(3,265.2)	(3,411.9)	—	(3,369.1)	(42.8)
Separate account liabilities	(125,265.0)	(124,005.9)	—	—	(124,005.9)
Bank deposits	(2,070.8)	(2,074.4)	(1,457.4)	(617.0)	—
Cash collateral payable	(216.3)	(216.3)	(216.3)	—	—

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

Other Investments

        The fair value of commercial loans and certain consumer loans included in other investments is calculated by discounting expected cash flows through the estimated maturity date using market interest rates that reflect the credit and interest rate risk inherent in the loans. The estimate of term to maturity is based on historical experience, adjusted as required, for current economic and lending conditions. The effect of non-performing loans is considered in assessing the credit risk inherent in the fair value estimate. These are reflected in Level 3. The fair value of certain tax credit investments are estimated by discounting expected future tax benefits using estimated investment return rates. These are reflected in Level 3. The carrying value of the remaining investments reported in this line item approximate their fair value. These are reflected in Level 2.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

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

December 31, 2016

15. Statutory Insurance Financial Information

        Principal Life, the largest indirect subsidiary of PFG, prepares statutory financial statements in accordance with the accounting practices prescribed or permitted by the Insurance Division of the Department of Commerce of the State of Iowa (the "State of Iowa"). The State of Iowa recognizes only statutory accounting practices prescribed or permitted by the State of Iowa for determining and reporting the financial condition and results of operations of an insurance company to determine its solvency under the Iowa Insurance Law. The National Association of Insurance Commissioners' ("NAIC") Accounting Practices and Procedures Manual has been adopted as a component of prescribed practices by the State of Iowa. The Commissioner has the right to permit other specific practices that deviate from prescribed practices. For the years ended, December 31, 2016, 2015 and 2014, Principal Life's use of prescribed statutory accounting practices resulted in higher (lower) statutory net income of $3.8 million, $(2.1) million and $6.4 million, respectively, relative to the accounting practices and procedures of the NAIC due to its accounting for derivatives that hedge some of its equity indexed products. In addition, as of December 31, 2016 and 2015, Principal Life's permitted statutory accounting practice relating to variable annuities with a guaranteed living benefit rider resulted in lower statutory surplus of $180.5 million and $158.1 million, respectively, relative to carrying certain interest rate swaps at book value rather than fair value, as if they received hedge accounting treatment for statutory. Statutory accounting practices differ from U.S. GAAP primarily due to charging policy acquisition costs to expense as incurred, establishing reserves using different actuarial assumptions, valuing investments on a different basis and not admitting certain assets, including certain net deferred income tax assets.

        Principal Life cedes certain term and universal life insurance statutory reserves to our affiliated reinsurance subsidiaries on a funds withheld coinsurance basis. The reserves are secured by cash, invested assets and financing provided by highly rated third parties. As of December 31, 2016 and 2015, our affiliated reinsurance subsidiaries assumed statutory reserves of $4,734.0 million and $3,934.2 million from Principal Life, respectively. In the states of Vermont and Delaware, the affiliated reinsurers had permitted and prescribed practices allowing for the admissibility of certain assets backing these reserves. As of December 31, 2016 and 2015, assets admitted under these practices totaled $1,809.0 million and $1,447.0 million, respectively.

        Life and health insurance companies are subject to certain risk-based capital ("RBC") requirements as specified by the NAIC. Under those requirements, the amount of capital and surplus maintained by a life and health insurance company is to be determined based on the various risk factors related to it. As of December 31, 2016, Principal Life met the minimum RBC requirements.

        Statutory net income and statutory capital and surplus of Principal Life were as follows:

	As of or for the year ended December 31,
	2016	2015	2014
	(in millions)
Statutory net income	$996.7	$948.6	$535.5
Statutory capital and surplus	4,643.8	4,496.7	4,202.1

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

        During fourth quarter 2016, we decided to move long-term care, a business we exited and fully reinsured in 1997, from the U.S. Insurance Solutions segment to the Corporate segment to align it with the management of other exited businesses in the Corporate segment. This change has been applied retrospectively to our segment financial information but did not impact our consolidated financial statements.

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

        The Principal International segment has operations in Latin America (Brazil, Chile and Mexico) and Asia (China, Hong Kong Special Administrative Region, India and Southeast Asia). We focus on locations with large middle classes,

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

16. Segment Information — (continued)

favorable demographics and growing long-term savings, ideally with voluntary or mandatory pension markets. We entered these locations through acquisitions, start-up operations and joint ventures.

        The U.S. Insurance Solutions segment provides specialty benefits insurance, which consists of group dental and vision insurance, individual and group disability insurance, group life insurance and non-medical fee-for-service claims administration, and individual life insurance throughout the United States.

        Our Corporate segment manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate segment primarily reflect our financing activities (including financing costs and preferred stock dividends), income on capital not allocated to other segments, inter-segment eliminations, income tax risks and certain income, expenses and other adjustments not allocated to the segments based on the nature of such items. Results of Principal Securities, Inc., our retail broker-dealer and registered investment advisor, and our exited group medical and long-term care insurance businesses are reported in this segment.

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

        The following tables summarize select financial information by segment, including operating revenues for our products and services, and reconcile segment totals to those reported in the consolidated financial statements:

	December 31, 2016	December 31, 2015
	(in millions)
Assets:
Retirement and Income Solutions	$152,721.7	$139,678.5
Principal Global Investors	1,952.1	1,880.4
Principal International	45,118.3	50,588.6
U.S. Insurance Solutions	23,144.2	21,961.4
Corporate	5,078.0	4,551.4

Total consolidated assets	$228,014.3	$218,660.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

16. Segment Information — (continued)

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Operating revenues by segment:
Retirement and Income Solutions:
Retirement and Income Solutions — Fee	$1,743.2	$1,774.0	$1,778.9
Retirement and Income Solutions — Spread	4,407.5	4,392.9	3,020.8

Total Retirement and Income Solutions (1)	6,150.7	6,166.9	4,799.7
Principal Global Investors (2)	1,387.1	1,343.5	1,257.4
Principal International	1,252.0	1,220.6	1,329.8
U.S. Insurance Solutions:
Specialty benefits insurance	2,011.4	1,868.1	1,727.1
Individual life insurance	1,626.1	1,572.7	1,535.7
Eliminations	(0.2)	(0.2)	(0.2)

Total U.S. Insurance Solutions	3,637.3	3,440.6	3,262.6
Corporate	(46.3)	(50.5)	(40.3)

Total segment operating revenues	12,380.8	12,121.1	10,609.2
Net realized capital gains (losses), net of related revenue adjustments	80.9	(162.7)	(77.4)
Certain adjustments related to equity method investments	(67.6)	(55.5)	(54.4)
Other income on a tax indemnification	—	60.2	—
Exited group medical insurance business	—	1.3	0.2

Total revenues per consolidated statements of operations	$12,394.1	$11,964.4	$10,477.6

Pre-tax operating earnings (losses) by segment:
Retirement and Income Solutions	$794.5	$740.1	$851.2
Principal Global Investors	443.8	388.5	350.1
Principal International	288.1	271.3	352.7
U.S. Insurance Solutions	361.2	429.5	344.1
Corporate	(218.9)	(192.3)	(175.0)

Total segment pre-tax operating earnings	1,668.7	1,637.1	1,723.1
Pre-tax net realized capital gains (losses), as adjusted (3)	46.3	(170.7)	(143.1)
Pre-tax other adjustments (4)	(86.4)	11.7	(63.1)
Certain adjustments related to equity method investments and noncontrolling interest	(36.9)	(47.3)	(22.0)

Income before income taxes per consolidated statements of operations	$1,591.7	$1,430.8	$1,494.9

(1)
Reflects inter-segment revenues of $373.3 million, $424.5 million and $440.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)
Reflects inter-segment revenues of $235.7 million, $220.6 million and $206.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(3)
Pre-tax net realized capital gains (losses), as adjusted, is derived as follows:

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Net realized capital gains (losses)	$171.1	$(51.1)	$14.7
Certain derivative and hedging-related adjustments	(94.1)	(111.7)	(92.8)
Certain market value adjustments to fee revenues	(2.5)	(1.1)	—
Certain adjustments related to equity method investments	0.1	—	—
Certain adjustments related to sponsored investment funds	6.1	1.3	—
Recognition of front-end fee revenue	0.2	(0.1)	0.7

Net realized capital gains (losses), net of related revenue adjustments	80.9	(162.7)	(77.4)
Amortization of deferred acquisition costs and other actuarial balances	(77.4)	(14.0)	(49.3)
Capital (gains) losses distributed	(7.2)	6.2	(21.2)
Certain market value adjustments of embedded derivatives	50.0	(0.2)	4.8

Pre-tax net realized capital gains (losses), as adjusted (a)	$46.3	$(170.7)	$(143.1)

(a)
As adjusted before noncontrolling interest capital gains (losses) and net realized capital gains (losses) associated with exited group medical insurance business.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

16. Segment Information — (continued)

(4)
For the year ended December 31, 2016, pre-tax other adjustments included the negative effect of one-time costs incurred to extinguish long-term debt.

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

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Income tax expense (benefit) by segment:
Retirement and Income Solutions	$98.6	$76.1	$128.5
Principal Global Investors	166.8	148.4	132.9
Principal International	62.7	51.5	84.7
U.S. Insurance Solutions	118.8	143.1	112.8
Corporate	(109.3)	(77.2)	(86.7)

Total segment income taxes from operating earnings	337.6	341.9	372.2
Tax benefit related to net realized capital losses, as adjusted	(6.6)	(45.6)	(43.6)
Tax expense (benefit) related to other after-tax adjustments	(34.4)	(63.2)	44.3
Certain adjustments related to equity method investments and noncontrolling interest	(66.7)	(55.5)	(54.4)

Total income taxes per consolidated statements of operations	$229.9	$177.6	$318.5

        The following is a summary of depreciation and amortization expense allocated to our segments for purposes of determining pre-tax operating earnings. Segment depreciation and amortization is reconciled to depreciation and amortization included in operating expenses in our consolidated statements of operations.

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Depreciation and amortization expense by segment:
Retirement and Income Solutions	$30.4	$28.3	$27.5
Principal Global Investors	18.8	16.5	17.1
Principal International	50.1	69.3	51.6
U.S. Insurance Solutions	26.8	23.1	21.2
Corporate	7.4	6.5	5.3

Total depreciation and amortization expense included in our consolidated statements of operations	$133.5	$143.7	$122.7

17. Stock-Based Compensation Plans

        As of December 31, 2016, we had the 2014 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2014 Directors Stock Plan, the Long-Term Performance Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan and the Directors Stock Plan ("Stock-Based Compensation Plans"). As of May 20, 2014, no new grants will be made under the Amended and Restated 2010 Stock Incentive Plan or the 2005 Directors Stock Plan. No grants have been made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan since at least 2005. Under the terms of the 2014 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. The 2014 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock or performance units under any plans.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

17. Stock-Based Compensation Plans — (continued)

        As of December 31, 2016, the maximum number of new shares of common stock available for grant under the 2014 Stock Incentive Plan and the 2014 Directors Stock Plan was 9.9 million.

        For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Compensation cost	$73.8	$69.7	$66.2
Related income tax benefit	21.5	22.5	21.6
Capitalized as part of an asset	2.8	2.2	2.5

Nonqualified Stock Options

        Nonqualified stock options were granted to certain employees under the 2014 Stock Incentive Plan, the Amended and Restated 2010 Stock Incentive Plan and the Stock Incentive Plan. Options outstanding were granted at an exercise price equal to the fair market value of our common stock on the date of grant, and expire ten years after the grant date. These options have graded vesting over a three-year period, except in the case of specific types of terminations. Total options granted were 1.1 million, 0.6 million and 0.6 million during 2016, 2015 and 2014, respectively.

        The following is a summary of the status of all of our stock option plans:

	Number of options	Weighted- average exercise price	Intrinsic value
	(in millions)		(in millions)
Options outstanding as of January 1, 2016	7.7	$43.71
Granted	1.1	37.38
Exercised	0.7	20.52
Expired	0.6	49.31

Options outstanding as of December 31, 2016	7.5	$44.61	$108.9

Options vested or expected to vest as of December 31, 2016	7.4	$44.62	$108.6

Options exercisable as of December 31, 2016	5.9	$45.64	$82.6

        The total intrinsic value of stock options exercised was $25.7 million, $17.4 million and $25.4 million during 2016, 2015, and 2014, respectively.

        The following is a summary of weighted-average remaining contractual lives for stock options outstanding and the range of exercise prices on the stock options as of December 31, 2016:

Range of exercise prices	Number of options outstanding	Weighted- average remaining contractual life
	(in millions)
$11.07 - $21.69	0.4	2.2
$21.70 - $32.32	1.5	5.2
$32.33 - $42.95	1.5	8.0
$42.96 - $53.58	1.2	7.7
$53.59 - $64.22	2.9	0.7

$11.07 - $64.22	7.5	4.2

        The weighted-average remaining contractual lives for stock options exercisable is approximately 3.0 years as of December 31, 2016.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

17. Stock-Based Compensation Plans — (continued)

        The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during the period:

	For the year ended December 31,
Options	2016	2015	2014
Expected volatility	31.7%	52.2%	53.2%
Expected term (in years)	6.5	6.5	6.5
Risk-free interest rate	1.5%	1.8%	2.0%
Expected dividend yield	4.07%	2.81%	2.50%
Weighted average estimated fair value	$8.91	$20.43	$18.89

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

        As of December 31, 2016, we had $2.9 million of total unrecognized compensation costs related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.7 years.

        Cash received from stock options exercised under these share-based payment arrangements during 2016, 2015 and 2014 was $15.3 million, $52.7 million and $56.1 million, respectively. The actual tax benefits realized for the tax deductions for options exercised under these share-based payment arrangements during 2016, 2015 and 2014 was $9.0 million, $6.0 million and $8.6 million, respectively.

Performance Share Awards

        We granted performance share awards to certain employees under the 2014 Stock Incentive Plan and the Amended and Restated 2010 Stock Incentive Plan. The performance share awards are treated as an equity award and are paid in shares. Whether the performance shares are earned depends upon the participant's continued employment through the performance period (except in the case of specific types of terminations) and our performance against three-year goals set at the beginning of the performance period. Performance goals based on various factors must be achieved for any of the performance shares to be earned. If the performance requirements are not met, the performance shares will be forfeited, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. These awards have no maximum contractual term. Dividend equivalents are credited on performance shares outstanding as of the record date. These dividend equivalents are only paid on the shares released. Total performance share awards granted were 0.3 million, 0.3 million and 0.3 million in 2016, 2015 and 2014, respectively.

        The following is a summary of activity for the nonvested performance share awards:

	Number of performance share awards	Weighted- average grant-date fair value
	(in millions)
Nonvested performance share awards as of January 1, 2016	0.9	$41.57
Granted	0.3	37.38
Vested	0.3	30.70

Nonvested performance share awards as of December 31, 2016	0.9	$44.23

        The total intrinsic value of performance share awards vested was $18.1 million, $20.1 million and $11.4 million during 2016, 2015 and 2014, respectively.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

17. Stock-Based Compensation Plans — (continued)

        The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant-date fair value of performance share awards granted during 2016, 2015 and 2014 was $37.38, $51.33 and $44.88, respectively.

        As of December 31, 2016, we had $4.5 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.5 years.

        Actual tax benefits realized for the tax deductions for performance share awards paid out under these share-based payment arrangements for 2016, 2015 and 2014 was $4.8 million, $7.4 million and $4.0 million, respectively.

Restricted Stock Units

        We issue restricted stock units under the 2014 Stock Incentive Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, and the Directors Stock Plan. Restricted stock units are treated as an equity award and are paid in shares. These awards have no maximum contractual term. Dividend equivalents are credited on restricted stock units outstanding as of the record date. These dividend equivalents are only paid on the shares released. Restricted stock units granted were 1.3 million, 0.9 million and 0.9 million in 2016, 2015 and 2014, respectively.

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

        The following is a summary of activity for the nonvested restricted stock units:

	Number of restricted stock units	Weighted- average grant-date fair value
	(in millions)
Nonvested restricted stock units as of January 1, 2016	3.0	$41.32
Granted	1.3	37.59
Vested	1.3	31.23

Nonvested restricted stock units as of December 31, 2016	3.0	$43.77

        The total intrinsic value of restricted stock units vested was $46.2 million, $53.6 million and $38.5 during 2016, 2015 and 2014, respectively.

        The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant-date fair value of restricted stock units granted during 2016, 2015 and 2014 was $37.59, $51.35 and $45.03, respectively.

        As of December 31, 2016, we had $45.0 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted under these plans. The cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

        The actual tax benefits realized for the tax deductions for restricted stock unit payouts under these share-based payment arrangements for 2016, 2015 and 2014 was $16.1 million, $18.8 million and $12.8 million, respectively.

Employee Stock Purchase Plan

        Under our Employee Stock Purchase Plan, participating employees have the opportunity to purchase shares of our common stock on a semi-annual basis. Employees may purchase up to $25,000 worth of company stock each year. Employees may purchase shares of our common stock at a price equal to 85% of the shares' fair market value as of the

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

17. Stock-Based Compensation Plans — (continued)

beginning or end of the purchase period, whichever is lower. Under the Employee Stock Purchase Plan, employees purchased 0.7 million, 0.6 million and 0.5 million shares during 2016, 2015 and 2014, respectively.

        We recognize compensation expense for the fair value of the discount granted to employees participating in the employee stock purchase plan in the period of grant. Shares of the Employee Stock Purchase Plan are treated as an equity award. The weighted-average fair value of the discount on the stock purchased was $14.00, $7.29 and $8.94 during 2016, 2015 and 2014, respectively. The total intrinsic value of the Employee Stock Purchase Plan shares settled was $10.2 million, $4.1 million and $4.7 million during 2016, 2015 and 2014, respectively.

        Cash received from shares issued under these share-based payment arrangements for 2016, 2015 and 2014 was $25.5 million, $23.4 million and $22.2 million, respectively. The actual tax benefit realized for the tax deductions for the settlement of the share-based payment arrangements for 2016, 2015 and 2014 was $0.6 million, $0.6 million and $1.1 million, respectively.

        As of December 31, 2016, a total of 3.4 million of new shares were available to be made issuable by us for this plan.

18. Earnings Per Common Share

        The computations of the basic and diluted per share amounts were as follows:

	For the year ended December 31,
	2016	2015	2014
	(in millions, except per share data)
Net income	$1,361.8	$1,253.2	$1,176.4
Subtract:
Net income attributable to noncontrolling interest	45.3	19.2	32.3
Preferred stock dividends	—	16.5	33.0
Excess of redemption value over carrying value of preferred shares redeemed	—	8.2	—
Adjustments to redemption amounts of redeemable noncontrolling interests	—	—	19.7

Total	$1,316.5	$1,209.3	$1,091.4

Weighted-average shares outstanding:
Basic	289.4	294.4	294.7
Dilutive effects:
Stock options	1.3	1.5	1.8
Restricted stock units	1.7	1.7	1.8
Performance share awards	0.3	0.4	0.4

Diluted	292.7	298.0	298.7

Net income per common share:
Basic	$4.55	$4.11	$3.70

Diluted	$4.50	$4.06	$3.65

        The calculation of diluted earnings per share for the years ended December 31, 2016, 2015 and 2014, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

19. Quarterly Results of Operations (Unaudited)

        The following is a summary of unaudited quarterly results of operations.

	For the three months ended,
	December 31	September 30	June 30	March 31
	(in millions, except per share data)
2016
Total revenues	$3,513.8	$2,818.0	$3,025.7	$3,036.6
Total expenses	3,132.5	2,447.3	2,625.8	2,596.8
Net income	338.2	327.4	327.0	369.2
Net income available to common stockholders	318.0	308.2	322.3	368.0
Basic earnings per common share for net income available to common stockholders	1.10	1.07	1.11	1.26
Diluted earnings per common share for net income available to common stockholders	1.09	1.06	1.10	1.25
2015
Total revenues	$2,807.0	$3,240.9	$3,259.2	$2,657.3
Total expenses	2,498.0	2,871.7	2,964.7	2,199.2
Net income	258.3	300.9	264.9	429.1
Net income available to common stockholders	253.6	300.4	241.1	414.2
Basic earnings per common share for net income available to common stockholders	0.87	1.02	0.82	1.41
Diluted earnings per common share for net income available to common stockholders	0.86	1.01	0.81	1.39

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

        The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) Principal Financial Services, Inc. ("PFS") and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of December 31, 2016 and December 31, 2015, and for the years ended December 31, 2016, 2015 and 2014.

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

December 31, 2016

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2016

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$48,672.1	$6,559.9	$(385.9)	$54,846.1
Fixed maturities, trading	—	135.6	262.8	—	398.4
Equity securities, available-for-sale	—	96.3	2.6	—	98.9
Equity securities, trading	—	8.2	1,405.2	—	1,413.4
Mortgage loans	—	12,460.7	1,289.4	(519.9)	13,230.2
Real estate	—	4.4	1,364.4	—	1,368.8
Policy loans	—	784.8	39.0	—	823.8
Investment in unconsolidated entities	12,597.9	2,071.1	6,493.7	(20,389.5)	773.2
Other investments	9.8	4,740.0	1,783.0	(3,650.1)	2,882.7
Cash and cash equivalents	882.6	675.1	2,082.8	(920.9)	2,719.6
Accrued investment income	—	513.7	74.5	(7.6)	580.6
Premiums due and other receivables	—	1,538.0	2,836.0	(3,012.1)	1,361.9
Deferred acquisition costs	—	3,184.2	196.0	—	3,380.2
Property and equipment	—	610.4	88.6	—	699.0
Goodwill	—	54.3	966.5	—	1,020.8
Other intangibles	—	23.5	1,301.8	—	1,325.3
Separate account assets	—	103,661.9	36,170.7	—	139,832.6
Other assets	573.7	969.5	3,507.7	(3,792.1)	1,258.8

Total assets	$14,064.0	$180,203.8	$66,424.6	$(32,678.1)	$228,014.3

Liabilities
Contractholder funds	$—	$35,337.7	$2,949.2	$(333.3)	$37,953.6
Future policy benefits and claims	—	24,392.6	5,312.1	(704.0)	29,000.7
Other policyholder funds	—	780.7	111.0	(1.3)	890.4
Short-term debt	—	—	51.4	—	51.4
Long-term debt	3,126.4	—	495.1	(495.8)	3,125.7
Income taxes currently payable	—	—	124.3	(111.4)	12.9
Deferred income taxes	—	533.6	1,111.9	(673.1)	972.4
Separate account liabilities	—	103,661.9	36,170.7	—	139,832.6
Other liabilities	710.3	7,300.9	7,425.9	(9,653.8)	5,783.3

Total liabilities	3,836.7	172,007.4	53,751.6	(11,972.7)	217,623.0
Redeemable noncontrolling interest	—	—	97.5	—	97.5
Stockholders' equity
Common stock	4.7	2.5	—	(2.5)	4.7
Additional paid-in capital	9,686.0	5,305.6	9,010.9	(14,316.5)	9,686.0
Retained earnings	7,720.4	2,139.9	3,724.3	(5,864.2)	7,720.4
Accumulated other comprehensive income (loss)	(675.2)	748.4	(230.9)	(517.5)	(675.2)
Treasury stock, at cost	(6,508.6)	—	—	—	(6,508.6)

Total stockholders' equity attributable to PFG	10,227.3	8,196.4	12,504.3	(20,700.7)	10,227.3
Noncontrolling interest	—	—	71.2	(4.7)	66.5

Total stockholders' equity	10,227.3	8,196.4	12,575.5	(20,705.4)	10,293.8

Total liabilities and stockholders' equity	$14,064.0	$180,203.8	$66,424.6	$(32,678.1)	$228,014.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2015

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$43,862.7	$6,482.5	$(378.7)	$49,966.5
Fixed maturities, trading	—	436.2	250.6	—	686.8
Equity securities, available-for-sale	—	101.7	2.8	—	104.5
Equity securities, trading	—	0.3	1,202.4	—	1,202.7
Mortgage loans	—	11,696.9	1,155.3	(512.8)	12,339.4
Real estate	—	6.3	1,445.5	—	1,451.8
Policy loans	—	786.3	30.8	—	817.1
Investment in unconsolidated entities	12,223.4	2,220.5	6,229.8	(20,041.0)	632.7
Other investments	9.7	3,944.3	1,636.5	(2,971.5)	2,619.0
Cash and cash equivalents	578.7	1,127.9	1,253.7	(395.5)	2,564.8
Accrued investment income	—	477.9	76.7	(9.0)	545.6
Premiums due and other receivables	—	1,512.7	2,465.9	(2,549.3)	1,429.3
Deferred acquisition costs	—	3,057.3	218.8	—	3,276.1
Property and equipment	—	552.0	81.8	—	633.8
Goodwill	—	54.3	954.7	—	1,009.0
Other intangibles	—	24.6	1,334.6	—	1,359.2
Separate account assets	—	94,762.8	42,216.1	—	136,978.9
Other assets	458.0	878.0	2,995.6	(3,288.5)	1,043.1

Total assets	$13,269.8	$165,502.7	$70,034.1	$(30,146.3)	$218,660.3

Liabilities
Contractholder funds	$—	$33,151.7	$2,885.1	$(320.7)	$35,716.1
Future policy benefits and claims	—	21,914.0	4,479.3	(536.8)	25,856.5
Other policyholder funds	—	718.1	88.2	(0.9)	805.4
Short-term debt	—	—	181.1	—	181.1
Long-term debt	3,223.8	—	535.2	(493.8)	3,265.2
Income taxes currently payable	—	—	101.9	(83.5)	18.4
Deferred income taxes	—	415.2	928.9	(646.9)	697.2
Separate account liabilities	—	94,762.8	42,216.1	—	136,978.9
Other liabilities	734.4	6,330.1	6,323.6	(7,709.7)	5,678.4

Total liabilities	3,958.2	157,291.9	57,739.4	(9,792.3)	209,197.2
Redeemable noncontrolling interest	—	—	85.7	—	85.7
Stockholders' equity
Common stock	4.7	2.5	—	(2.5)	4.7
Additional paid-in capital	9,544.8	5,334.4	9,000.0	(14,334.4)	9,544.8
Retained earnings	6,875.9	2,232.6	3,522.3	(5,754.9)	6,875.9
Accumulated other comprehensive income (loss)	(882.5)	641.3	(383.6)	(257.7)	(882.5)
Treasury stock, at cost	(6,231.3)	—	—	—	(6,231.3)

Total stockholders' equity attributable to PFG	9,311.6	8,210.8	12,138.7	(20,349.5)	9,311.6
Noncontrolling interest	—	—	70.3	(4.5)	65.8

Total stockholders' equity	9,311.6	8,210.8	12,209.0	(20,354.0)	9,377.4

Total liabilities and stockholders' equity	$13,269.8	$165,502.7	$70,034.1	$(30,146.3)	$218,660.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2016

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$4,869.0	$430.1	$—	$5,299.1
Fees and other revenues	—	1,956.1	2,061.1	(389.8)	3,627.4
Net investment income	3.4	2,300.2	2,004.7	(1,011.8)	3,296.5
Net realized capital gains, excluding impairment losses on available-for-sale securities	—	210.4	48.1	11.0	269.5
Net other-than-temporary impairment losses on available-for-sale securities	—	(92.2)	(6.6)	—	(98.8)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	—	(3.0)	3.4	—	0.4

Net impairment losses on available-for-sale securities	—	(95.2)	(3.2)	—	(98.4)

Net realized capital gains	—	115.2	44.9	11.0	171.1

Total revenues	3.4	9,240.5	4,540.8	(1,390.6)	12,394.1
Expenses
Benefits, claims and settlement expenses	—	6,177.9	746.3	(11.0)	6,913.2
Dividends to policyholders	—	156.6	—	—	156.6
Operating expenses	312.3	2,113.9	1,629.7	(323.3)	3,732.6

Total expenses	312.3	8,448.4	2,376.0	(334.3)	10,802.4

Income (loss) before income taxes	(308.9)	792.1	2,164.8	(1,056.3)	1,591.7
Income taxes (benefits)	(134.9)	97.9	270.0	(3.1)	229.9
Equity in the net income (loss) of subsidiaries	1,490.5	395.9	(366.0)	(1,520.4)	—

Net income	1,316.5	1,090.1	1,528.8	(2,573.6)	1,361.8
Net income attributable to noncontrolling interest	—	—	45.3	—	45.3

Net income attributable to PFG	$1,316.5	$1,090.1	$1,483.5	$(2,573.6)	$1,316.5

Net income	$1,316.5	$1,090.1	$1,528.8	$(2,573.6)	$1,361.8
Other comprehensive income	218.8	116.5	218.1	(332.4)	221.0

Comprehensive income	$1,535.3	$1,206.6	$1,746.9	$(2,906.0)	$1,582.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

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

December 31, 2016

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2016

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(188.6)	$3,657.5	$1,601.1	$(1,212.2)	$3,857.8
Investing activities
Available-for-sale securities:
Purchases	—	(12,771.1)	(1,005.8)	13.1	(13,763.8)
Sales	—	1,312.7	577.8	—	1,890.5
Maturities	—	7,097.4	645.4	—	7,742.8
Mortgage loans acquired or originated	—	(2,615.7)	(333.5)	60.2	(2,889.0)
Mortgage loans sold or repaid	—	1,843.6	274.7	(49.6)	2,068.7
Real estate acquired	—	—	(109.7)	—	(109.7)
Net purchases of property and equipment	(0.1)	(113.2)	(41.6)	—	(154.9)
Dividends and returns of capital received from unconsolidated entities	1,295.3	3.1	1,195.0	(2,493.4)	—
Net change in other investments	1.3	317.7	(922.8)	665.3	61.5

Net cash provided by (used in) investing activities	1,296.5	(4,925.5)	279.5	(1,804.4)	(5,153.9)
Financing activities
Issuance of common stock	37.8	—	—	—	37.8
Acquisition of treasury stock	(277.3)	—	—	—	(277.3)
Proceeds from financing element derivatives	—	0.4	—	—	0.4
Payments for financing element derivatives	—	(87.7)	—	—	(87.7)
Excess tax benefits from share-based payment arrangements	0.7	4.7	6.6	—	12.0
Purchase of subsidiary shares from noncontrolling interest	—	—	(4.3)	1.9	(2.4)
Sale of subsidiary shares to noncontrolling interest	—	—	1.9	(1.9)	—
Dividends to common stockholders	(464.9)	—	—	—	(464.9)
Issuance of long-term debt	644.2	—	6.8	5.1	656.1
Principal repayments of long-term debt	(744.5)	—	(47.5)	(7.3)	(799.3)
Net repayments of short-term borrowings	—	—	(131.4)	—	(131.4)
Dividends and capital paid to parent	—	(1,195.0)	(1,298.4)	2,493.4	—
Investment contract deposits	—	10,465.8	305.1	—	10,770.9
Investment contract withdrawals	—	(8,373.3)	(19.4)	—	(8,392.7)
Net increase in banking operation deposits	—	—	129.0	—	129.0
Other	—	0.3	0.1	—	0.4

Net cash provided by (used in) financing activities	(804.0)	815.2	(1,051.5)	2,491.2	1,450.9

Net increase (decrease) in cash and cash equivalents	303.9	(452.8)	829.1	(525.4)	154.8
Cash and cash equivalents at beginning of period	578.7	1,127.9	1,253.7	(395.5)	2,564.8

Cash and cash equivalents at end of period	$882.6	$675.1	$2,082.8	$(920.9)	$2,719.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2015

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(85.1)	$3,803.0	$317.0	$342.2	$4,377.1
Investing activities
Available-for-sale securities:
Purchases	—	(8,835.2)	(1,085.1)	—	(9,920.3)
Sales	—	1,017.2	546.4	(0.6)	1,563.0
Maturities	—	5,847.9	778.0	—	6,625.9
Mortgage loans acquired or originated	—	(2,177.1)	(325.8)	227.8	(2,275.1)
Mortgage loans sold or repaid	—	1,441.8	307.6	(62.1)	1,687.3
Real estate acquired	—	(0.3)	(321.7)	—	(322.0)
Net purchases of property and equipment	—	(109.3)	(27.1)	—	(136.4)
Purchase of interests in subsidiaries, net of cash acquired	—	—	(291.2)	—	(291.2)
Dividends and returns of capital received from (contributed to) unconsolidated entities	685.5	(1.5)	485.6	(1,169.6)	—
Net change in other investments	5.4	555.0	(319.8)	(339.4)	(98.8)

Net cash provided by (used in) investing activities	690.9	(2,261.5)	(253.1)	(1,343.9)	(3,167.6)
Financing activities
Issuance of common stock	76.1	—	—	—	76.1
Acquisition of treasury stock	(300.6)	—	—	—	(300.6)
Proceeds from financing element derivatives	—	0.3	—	—	0.3
Payments for financing element derivatives	—	(82.0)	—	—	(82.0)
Excess tax benefits from share-based payment arrangements	0.7	5.7	9.3	—	15.7
Purchase of subsidiary shares from noncontrolling interest	—	—	(23.4)	0.9	(22.5)
Sale of subsidiary shares to noncontrolling interest	—	—	0.9	(0.9)	—
Dividends to common stockholders	(441.0)	—	—	—	(441.0)
Dividends to preferred stockholders	(16.5)	—	—	—	(16.5)
Preferred stock redemption	(550.0)	—	—	—	(550.0)
Issuance of long-term debt	791.8	—	235.5	(222.4)	804.9
Principal repayments of long-term debt	—	—	(116.4)	63.8	(52.6)
Net proceeds from short-term borrowings	—	—	157.0	—	157.0
Dividends and capital paid to parent	—	(485.6)	(684.0)	1,169.6	—
Investment contract deposits	—	6,214.8	277.5	—	6,492.3
Investment contract withdrawals	—	(6,655.5)	(11.3)	—	(6,666.8)
Net increase in banking operation deposits	—	—	91.1	—	91.1
Other	—	(14.0)	—	—	(14.0)

Net cash used in financing activities	(439.5)	(1,016.3)	(63.8)	1,011.0	(508.6)

Net increase in cash and cash equivalents	166.3	525.2	0.1	9.3	700.9
Cash and cash equivalents at beginning of period	412.4	602.7	1,253.6	(404.8)	1,863.9

Cash and cash equivalents at end of period	$578.7	$1,127.9	$1,253.7	$(395.5)	$2,564.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

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

December 31, 2016

20. Condensed Consolidating Financial Information — (continued)

        On May 7, 2014, our shelf registration statement was filed with the SEC and became effective, replacing the shelf registration that had been in effect since May 2011. Under our current shelf registration, we have the ability to issue, in unlimited amounts, unsecured senior debt securities or subordinated debt securities, junior subordinated debt, preferred stock, common stock, warrants, depository shares, stock purchase contracts and stock purchase units of PFG, trust preferred securities of three subsidiary trusts and guarantees by PFG of these trust preferred securities. Our wholly owned subsidiary, PFS, may guarantee, fully and unconditionally or otherwise, our obligations with respect to any non-convertible securities, other than common stock, described in the shelf registration.

        The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of December 31, 2016 and December 31, 2015, and for the years ended December 31, 2016, 2015 and 2014.

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

December 31, 2016

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2016

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$54,846.1	$—	$54,846.1
Fixed maturities, trading	—	—	398.4	—	398.4
Equity securities, available-for-sale	—	—	98.9	—	98.9
Equity securities, trading	—	—	1,413.4	—	1,413.4
Mortgage loans	—	—	13,230.2	—	13,230.2
Real estate	—	—	1,368.8	—	1,368.8
Policy loans	—	—	823.8	—	823.8
Investment in unconsolidated entities	12,597.9	12,532.4	697.5	(25,054.6)	773.2
Other investments	9.8	135.9	2,737.0	—	2,882.7
Cash and cash equivalents	882.6	1,203.4	2,114.8	(1,481.2)	2,719.6
Accrued investment income	—	0.1	580.5	—	580.6
Premiums due and other receivables	—	0.3	1,503.1	(141.5)	1,361.9
Deferred acquisition costs	—	—	3,380.2	—	3,380.2
Property and equipment	—	—	699.0	—	699.0
Goodwill	—	—	1,020.8	—	1,020.8
Other intangibles	—	—	1,325.3	—	1,325.3
Separate account assets	—	—	139,832.6	—	139,832.6
Other assets	573.7	185.6	1,200.9	(701.4)	1,258.8

Total assets	$14,064.0	$14,057.7	$227,271.3	$(27,378.7)	$228,014.3

Liabilities
Contractholder funds	$—	$—	$37,953.6	$—	$37,953.6
Future policy benefits and claims	—	—	29,000.7	—	29,000.7
Other policyholder funds	—	—	890.4	—	890.4
Short-term debt	—	—	127.9	(76.5)	51.4
Long-term debt	3,126.4	142.1	(0.8)	(142.0)	3,125.7
Income taxes currently payable	—	—	68.3	(55.4)	12.9
Deferred income taxes	—	—	1,619.3	(646.9)	972.4
Separate account liabilities	—	—	139,832.6	—	139,832.6
Other liabilities	710.3	1,411.3	4,962.1	(1,300.4)	5,783.3

Total liabilities	3,836.7	1,553.4	214,454.1	(2,221.2)	217,623.0
Redeemable noncontrolling interest	—	—	97.5	—	97.5
Stockholders' equity
Common stock	4.7	—	17.8	(17.8)	4.7
Additional paid-in capital	9,686.0	9,010.9	10,045.9	(19,056.8)	9,686.0
Retained earnings	7,720.4	3,724.3	2,940.2	(6,664.5)	7,720.4
Accumulated other comprehensive loss	(675.2)	(230.9)	(348.7)	579.6	(675.2)
Treasury stock, at cost	(6,508.6)	—	(2.0)	2.0	(6,508.6)

Total stockholders' equity attributable to PFG	10,227.3	12,504.3	12,653.2	(25,157.5)	10,227.3
Noncontrolling interest	—	—	66.5	—	66.5

Total stockholders' equity	10,227.3	12,504.3	12,719.7	(25,157.5)	10,293.8

Total liabilities and stockholders' equity	$14,064.0	$14,057.7	$227,271.3	$(27,378.7)	$228,014.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2015

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$49,966.5	$—	$49,966.5
Fixed maturities, trading	—	—	686.8	—	686.8
Equity securities, available-for-sale	—	—	104.5	—	104.5
Equity securities, trading	—	—	1,202.7	—	1,202.7
Mortgage loans	—	—	12,339.4	—	12,339.4
Real estate	—	—	1,451.8	—	1,451.8
Policy loans	—	—	817.1	—	817.1
Investment in unconsolidated entities	12,223.4	12,209.1	583.2	(24,383.0)	632.7
Other investments	9.7	185.9	2,423.4	—	2,619.0
Cash and cash equivalents	578.7	730.5	2,413.3	(1,157.7)	2,564.8
Accrued investment income	—	—	545.6	—	545.6
Premiums due and other receivables	—	0.1	1,584.6	(155.4)	1,429.3
Deferred acquisition costs	—	—	3,276.1	—	3,276.1
Property and equipment	—	—	633.8	—	633.8
Goodwill	—	—	1,009.0	—	1,009.0
Other intangibles	—	—	1,359.2	—	1,359.2
Separate account assets	—	—	136,978.9	—	136,978.9
Other assets	458.0	205.2	1,065.4	(685.5)	1,043.1

Total assets	$13,269.8	$13,330.8	$218,441.3	$(26,381.6)	$218,660.3

Liabilities
Contractholder funds	$—	$—	$35,716.1	$—	$35,716.1
Future policy benefits and claims	—	—	25,856.5	—	25,856.5
Other policyholder funds	—	—	805.4	—	805.4
Short-term debt	—	—	290.0	(108.9)	181.1
Long-term debt	3,223.8	156.0	41.4	(156.0)	3,265.2
Income taxes currently payable	—	3.2	69.6	(54.4)	18.4
Deferred income taxes	—	—	1,325.2	(628.0)	697.2
Separate account liabilities	—	—	136,978.9	—	136,978.9
Other liabilities	734.4	1,032.9	4,912.9	(1,001.8)	5,678.4

Total liabilities	3,958.2	1,192.1	205,996.0	(1,949.1)	209,197.2
Redeemable noncontrolling interest	—	—	85.7	—	85.7
Stockholders' equity
Common stock	4.7	—	17.8	(17.8)	4.7
Additional paid-in capital	9,544.8	9,000.0	9,888.7	(18,888.7)	9,544.8
Retained earnings	6,875.9	3,522.3	2,905.9	(6,428.2)	6,875.9
Accumulated other comprehensive loss	(882.5)	(383.6)	(516.6)	900.2	(882.5)
Treasury stock, at cost	(6,231.3)	—	(2.0)	2.0	(6,231.3)

Total stockholders' equity attributable to PFG	9,311.6	12,138.7	12,293.8	(24,432.5)	9,311.6
Noncontrolling interest	—	—	65.8	—	65.8

Total stockholders' equity	9,311.6	12,138.7	12,359.6	(24,432.5)	9,377.4

Total liabilities and stockholders' equity	$13,269.8	$13,330.8	$218,441.3	$(26,381.6)	$218,660.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2016

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$5,299.1	$—	$5,299.1
Fees and other revenues	—	0.9	3,634.0	(7.5)	3,627.4
Net investment income	3.4	25.2	3,260.4	7.5	3,296.5
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	(4.5)	273.9	0.1	269.5
Net other-than-temporary impairment losses on available-for-sale securities	—	—	(98.8)	—	(98.8)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	—	—	0.4	—	0.4

Net impairment losses on available-for-sale securities	—	—	(98.4)	—	(98.4)

Net realized capital gains (losses)	—	(4.5)	175.5	0.1	171.1

Total revenues	3.4	21.6	12,369.0	0.1	12,394.1
Expenses
Benefits, claims and settlement expenses	—	—	6,913.2	—	6,913.2
Dividends to policyholders	—	—	156.6	—	156.6
Operating expenses	312.3	9.7	3,417.5	(6.9)	3,732.6

Total expenses	312.3	9.7	10,487.3	(6.9)	10,802.4

Income (loss) before income taxes	(308.9)	11.9	1,881.7	7.0	1,591.7
Income taxes (benefits)	(134.9)	(24.3)	389.1	—	229.9
Equity in the net income of subsidiaries	1,490.5	1,447.3	—	(2,937.8)	—

Net income	1,316.5	1,483.5	1,492.6	(2,930.8)	1,361.8
Net income attributable to noncontrolling interest	—	—	45.3	—	45.3

Net income attributable to PFG	$1,316.5	$1,483.5	$1,447.3	$(2,930.8)	$1,316.5

Net income	$1,316.5	$1,483.5	$1,492.6	$(2,930.8)	$1,361.8
Other comprehensive income	218.8	174.3	191.7	(363.8)	221.0

Comprehensive income	$1,535.3	$1,657.8	$1,684.3	$(3,294.6)	$1,582.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

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

December 31, 2016

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2016

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(188.6)	$255.7	$3,983.8	$(193.1)	$3,857.8
Investing activities
Available-for-sale securities:
Purchases	—	—	(13,763.8)	—	(13,763.8)
Sales	—	—	1,890.5	—	1,890.5
Maturities	—	—	7,742.8	—	7,742.8
Mortgage loans acquired or originated	—	—	(2,889.0)	—	(2,889.0)
Mortgage loans sold or repaid	—	—	2,068.7	—	2,068.7
Real estate acquired	—	—	(109.7)	—	(109.7)
Net purchases of property and equipment	(0.1)	—	(154.8)	—	(154.9)
Dividends and returns of capital received from unconsolidated entities	1,295.3	1,583.3	—	(2,878.6)	—
Net change in other investments	1.3	(56.8)	293.7	(176.7)	61.5

Net cash provided by (used in) investing activities	1,296.5	1,526.5	(4,921.6)	(3,055.3)	(5,153.9)
Financing activities
Issuance of common stock	37.8	—	—	—	37.8
Acquisition of treasury stock	(277.3)	—	—	—	(277.3)
Proceeds from financing element derivatives	—	—	0.4	—	0.4
Payments for financing element derivatives	—	—	(87.7)	—	(87.7)
Excess tax benefits from share-based payment arrangements	0.7	—	11.3	—	12.0
Purchase of subsidiary shares from noncontrolling interest	—	—	(2.4)	—	(2.4)
Dividends to common stockholders	(464.9)	—	—	—	(464.9)
Issuance of long-term debt	644.2	6.0	11.9	(6.0)	656.1
Principal repayments of long-term debt	(744.5)	(20.0)	(54.8)	20.0	(799.3)
Net repayments of short-term borrowings	—	—	(163.7)	32.3	(131.4)
Dividends and capital paid to parent	—	(1,295.3)	(1,583.3)	2,878.6	—
Investment contract deposits	—	—	10,770.9	—	10,770.9
Investment contract withdrawals	—	—	(8,392.7)	—	(8,392.7)
Net increase in banking operation deposits	—	—	129.0	—	129.0
Other	—	—	0.4	—	0.4

Net cash provided by (used in) financing activities	(804.0)	(1,309.3)	639.3	2,924.9	1,450.9

Net increase (decrease) in cash and cash equivalents	303.9	472.9	(298.5)	(323.5)	154.8
Cash and cash equivalents at beginning of period	578.7	730.5	2,413.3	(1,157.7)	2,564.8

Cash and cash equivalents at end of period	$882.6	$1,203.4	$2,114.8	$(1,481.2)	$2,719.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2015

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(85.1)	$338.5	$4,615.2	$(491.5)	$4,377.1
Investing activities
Available-for-sale securities:
Purchases	—	—	(9,920.3)	—	(9,920.3)
Sales	—	—	1,563.0	—	1,563.0
Maturities	—	—	6,625.9	—	6,625.9
Mortgage loans acquired or originated	—	—	(2,275.1)	—	(2,275.1)
Mortgage loans sold or repaid	—	—	1,687.3	—	1,687.3
Real estate acquired	—	—	(322.0)	—	(322.0)
Net purchases of property and equipment	—	—	(136.4)	—	(136.4)
Purchase of interests in subsidiaries, net of cash acquired	—	—	(291.2)	—	(291.2)
Dividends and returns of capital received from unconsolidated entities	685.5	499.5	—	(1,185.0)	—
Net change in other investments	5.4	(485.2)	(116.8)	497.8	(98.8)

Net cash provided by (used in) investing activities	690.9	14.3	(3,185.6)	(687.2)	(3,167.6)
Financing activities
Issuance of common stock	76.1	—	—	—	76.1
Acquisition of treasury stock	(300.6)	—	—	—	(300.6)
Proceeds from financing element derivatives	—	—	0.3	—	0.3
Payments for financing element derivatives	—	—	(82.0)	—	(82.0)
Excess tax benefits from share-based payment arrangements	0.7	—	15.0	—	15.7
Purchase of subsidiary shares from noncontrolling interest	—	—	(22.5)	—	(22.5)
Dividends to common stockholders	(441.0)	—	—	—	(441.0)
Dividends to preferred stockholders	(16.5)	—	—	—	(16.5)
Preferred stock redemption	(550.0)	—	—	—	(550.0)
Issuance of long-term debt	791.8	156.0	77.0	(219.9)	804.9
Principal repayments of long-term debt	—	—	(116.5)	63.9	(52.6)
Net proceeds from short-term borrowings	—	—	111.3	45.7	157.0
Dividends and capital paid to parent	—	(685.5)	(499.5)	1,185.0	—
Investment contract deposits	—	—	6,492.3	—	6,492.3
Investment contract withdrawals	—	—	(6,666.8)	—	(6,666.8)
Net increase in banking operation deposits	—	—	91.1	—	91.1
Other	—	—	(14.0)	—	(14.0)

Net cash used in financing activities	(439.5)	(529.5)	(614.3)	1,074.7	(508.6)

Net increase (decrease) in cash and cash equivalents	166.3	(176.7)	815.3	(104.0)	700.9
Cash and cash equivalents at beginning of period	412.4	907.2	1,598.0	(1,053.7)	1,863.9

Cash and cash equivalents at end of period	$578.7	$730.5	$2,413.3	$(1,157.7)	$2,564.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2016

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

        Under the supervision and with the participation of management, including our Chief Executive Officer, Daniel J. Houston, and our Chief Financial Officer, Terrance J. Lillis, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, management has concluded that Principal Financial Group, Inc.'s internal control over financial reporting was effective as of December 31, 2016.

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

Disclosure Controls and Procedures

        In order to ensure the information we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file with or submit to the SEC is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        Our Chief Executive Officer, Daniel J. Houston, and our Chief Financial Officer, Terrance J. Lillis, have reviewed and evaluated our disclosure controls and procedures as of December 31, 2016, and have concluded that our disclosure controls and procedures are effective.

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information called for by Item 10 pertaining to directors is set forth in Principal Financial Group, Inc.'s proxy statement relating to the 2017 annual stockholders meeting (the "Proxy Statement"), which will be filed with the SEC on or about April 6, 2017, under the captions, "Election of Directors," "Corporate Governance," and "Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference. The information called for by Item 10 pertaining to executive officers can be found in Part I of this Form 10-K under the caption, "Executive Officers of the Registrant." The Company has adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The code of ethics has been posted on our internet website, found at www.principal.com. We intend to satisfy disclosure requirements regarding amendments to, or waivers from, any provision of our code of ethics on our website.

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

Equity Compensation Plan Information

        In general, we have three compensation plans under which our equity securities are authorized for issuance to employees or directors (not including our tax qualified pension plans): the Principal Financial Group, Inc. 2014 Stock Incentive Plan, the Principal Financial Group, Inc. Employee Stock Purchase Plan and the Principal Financial Group, Inc. 2014 Directors Stock Plan. The following table shows the number of shares of common stock issuable upon exercise of options outstanding as of December 31, 2016, the weighted average exercise price of those options and the number of shares of common stock remaining available for future issuance as of December 31, 2016, excluding shares issuable upon exercise of outstanding options.

Plan Category	(a) to be issued upon exercise of outstanding options, warrants and rights		(b) exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by our stockholders (1)	11,947,708	(2)	$44.61	(3)	13,308,521	(4)
Equity compensation plans not approved by our stockholders	—		n/a		—

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

(2)
Includes 7,460,051 options outstanding under the employee stock incentive plans, 947,553 performance shares under the employee stock incentive plans, 3,197,932 restricted stock units under the employee stock incentive plans, 278,054 restricted stock units under the directors stock plans and 64,118 other stock-based awards under the 2014 Directors Stock Plan for obligations under the Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc.

(3)
The weighted-average exercise price relates only to outstanding stock options, not to outstanding performance shares, restricted stock units or other stock-based awards.

(4)
This number includes 3,421,478 shares remaining for issuance under the Employee Stock Purchase Plan, 9,644,114 shares available for issuance in respect of future awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards under the 2014 Stock Incentive Plan and 242,929 shares available for issuance in respect of future awards of stock options, restricted stock, restricted stock units and other stock-based awards under the 2014 Directors Stock Plan.

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

    3.
    Exhibits — Please refer to the Exhibit Index on page 222.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.
Dated: February 8, 2017	By	/s/ TERRANCE J. LILLIS Terrance J. Lillis Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 8, 2017

By	/s/ DANIEL J. HOUSTON Daniel J. Houston Chairman, President, Chief Executive Officer and Director	By	/s/ C. DANIEL GELATT, JR. C. Daniel Gelatt, Jr. Director
By	/s/ TERRANCE J. LILLIS Terrance J. Lillis Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	By	/s/ SANDRA L. HELTON Sandra L. Helton Director
By	/s/ BETSY J. BERNARD Betsy J. Bernard Director	By	/s/ ROGER C. HOCHSCHILD Roger C. Hochschild Director
By	/s/ JOCELYN CARTER-MILLER Jocelyn Carter-Miller Director	By	/s/ SCOTT M. MILLS Scott M. Mills Director
By	/s/ MICHAEL T. DAN Michael T. Dan Director	By	/s/ BLAIR C. PICKERELL Blair C. Pickerell Director
By	/s/ DENNIS H. FERRO Dennis H. Ferro Director	By	/s/ ELIZABETH E. TALLETT Elizabeth E. Tallett Director

Schedule I — Summary of Investments — Other Than Investments in Related Parties
December 31, 2016

Type of Investment	Cost	Fair value	Amount as shown in the consolidated statement of financial position
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,426.7	$1,433.0	$1,433.0
States, municipalities and political subdivisions	5,463.9	5,569.2	5,569.2
Foreign governments	781.7	893.6	893.6
Public utilities	4,412.6	3,963.8	3,963.8
Redeemable preferred stock	33.8	37.0	37.0
All other corporate bonds	28,253.3	30,191.6	30,191.6
Residential mortgage-backed securities	2,798.0	2,834.7	2,834.7
Commercial mortgage-backed securities	4,153.2	4,096.5	4,096.5
Collateralized debt obligations	780.1	758.6	758.6
Other debt obligations	5,080.9	5,068.1	5,068.1

Total fixed maturities, available-for-sale	53,184.2	54,846.1	54,846.1
Fixed maturities, trading	398.4	398.4	398.4
Equity securities, available-for-sale:
Banks, trust and insurance companies	48.3	38.5	38.5
Industrial, miscellaneous and all other	1.2	2.5	2.5
Non-redeemable preferred stock	55.4	57.9	57.9

Total equity securities, available-for-sale	104.9	98.9	98.9
Equity securities, trading	1,413.4	1,413.4	1,413.4
Mortgage loans	13,230.2	XXXX	13,230.2
Real estate, net:
Real estate acquired in satisfaction of debt	88.9	XXXX	88.9
Other real estate	1,279.9	XXXX	1,279.9
Policy loans	823.8	XXXX	823.8
Other investments	3,655.9	XXXX	3,655.9

Total investments	$74,179.6	XXXX	$75,835.5

 Schedule II — Condensed Financial Information of Registrant (Parent Only)

Statements of Financial Position

	December 31,
	2016	2015
	(in millions)
Assets
Cash and cash equivalents	$882.6	$578.7
Other investments	9.8	9.7
Income taxes receivable	85.6	21.3
Deferred income taxes	473.2	427.4
Amounts receivable from subsidiaries	4.5	8.9
Other assets	10.4	0.4
Investment in subsidiaries	12,597.9	12,223.4

Total assets	$14,064.0	$13,269.8

Liabilities
Long-term debt	$3,126.4	$3,223.8
Accrued investment payable	23.4	25.8
Pension liability	686.4	708.6
Other liabilities	0.5	—

Total liabilities	3,836.7	3,958.2
Stockholders' equity
Common stock, par value $.01 per share — 2,500 million shares authorized, 469.2 million and 466.2 million shares issued, and 287.7 million and 291.4 million shares outstanding in 2016 and 2015	4.7	4.7
Additional paid-in capital	9,686.0	9,544.8
Retained earnings	7,720.4	6,875.9
Accumulated other comprehensive loss	(675.2)	(882.5)
Treasury stock, at cost (181.5 million and 174.8 million shares in 2016 and 2015)	(6,508.6)	(6,231.3)

Total stockholders' equity attributable to Principal Financial Group, Inc.	10,227.3	9,311.6

Total liabilities and stockholders' equity	$14,064.0	$13,269.8

See accompanying notes.

Statements of Operations

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Revenues
Net investment income	$3.4	$1.6	$0.5

Total revenues	3.4	1.6	0.5
Expenses
Other operating costs and expenses	312.3	175.4	144.3

Total expenses	312.3	175.4	144.3

Losses before income taxes	(308.9)	(173.8)	(143.8)
Income tax benefits	(134.9)	(71.2)	(86.3)
Equity in the net income of subsidiaries	1,490.5	1,336.6	1,201.6

Net income attributable to Principal Financial Group, Inc.	1,316.5	1,234.0	1,144.1
Less:
Preferred stock dividends	—	16.5	33.0
Excess of redemption value over carrying value of preferred shares redeemed	—	8.2	—

Net income available to common stockholders	$1,316.5	$1,209.3	$1,111.1

See accompanying notes.

 Statements of Cash Flows

	For the year ended December 31,
	2016	2015	2014
	(in millions)
Operating activities
Net income	$1,316.5	$1,234.0	$1,144.1
Adjustments to reconcile net income to net cash used in operating activities:
Equity in the net income of subsidiaries	(1,490.5)	(1,336.6)	(1,201.6)
Current and deferred income tax benefits	(60.3)	(20.9)	(225.9)
Stock-based compensation	3.6	3.9	3.1
Other	42.1	34.5	198.7

Net cash used in operating activities	(188.6)	(85.1)	(81.6)
Investing activities
Net purchases of property and equipment	(0.1)	—	—
Net change in other investments	1.3	5.4	(0.7)
Dividends and returns of capital received from unconsolidated entity	1,295.3	685.5	917.7

Net cash provided by investing activities	1,296.5	690.9	917.0
Financing activities
Issuance of common stock	37.8	76.1	77.5
Acquisition of treasury stock	(277.3)	(300.6)	(222.7)
Excess tax benefits from share-based payment arrangements	0.7	0.7	0.3
Dividends to common stockholders	(464.9)	(441.0)	(376.6)
Dividends to preferred stockholders	—	(16.5)	(33.0)
Preferred stock redemption	—	(550.0)	—
Principal repayments of long-term debt	(744.5)	—	—
Issuance of long-term debt	644.2	791.8	—

Net cash used in financing activities	(804.0)	(439.5)	(554.5)

Net increase in cash and cash equivalents	303.9	166.3	280.9
Cash and cash equivalents at beginning of year	578.7	412.4	131.5

Cash and cash equivalents at end of year	$882.6	$578.7	$412.4

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

        During November 2016, the parent company became the sponsor of the defined contribution plans and deferred compensation plans discussed in Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Employee and Agent Benefits." Prior to November 2016, Principal Life Insurance Company, an indirect wholly owned subsidiary of the parent company, was the sponsor of these plans.

(2)   Dividends and Returns of Capital Received from (Contributions to) Unconsolidated Entity

        The parent company received cash dividends and returns of capital totaling $1,295.3 million, $685.5 million and $917.7 million from subsidiaries in 2016, 2015 and 2014, respectively.

(3)   Supplemental Disclosures of Non-Cash Investing Activity

        The parent company's assumption of the deferred income tax asset and net plan assets associated with the defined contribution plans and deferred compensation plans previously sponsored by Principal Life Insurance Company resulted in a non-cash increase in the parent company's investment in subsidiary of $74.6 million in 2016.

Schedule III — Supplementary Insurance Information
As of December 31, 2016 and 2015 and for each of the years ended December 31, 2016, 2015 and 2014

Segment	Deferred acquisition costs	Future policy benefits and claims	Contractholder and other policyholder funds
	(in millions)
2016:
Retirement and Income Solutions	$812.7	$15,455.0	$30,796.8
Principal Global Investors	—	—	—
Principal International	196.0	4,182.2	1,316.9
U.S. Insurance Solutions	2,371.5	9,171.5	7,060.7
Corporate	—	192.0	(330.4)

Total	$3,380.2	$29,000.7	$38,844.0

2015:
Retirement and Income Solutions	$854.0	$13,229.8	$28,651.5
Principal Global Investors	—	—	—
Principal International	218.8	3,634.9	1,403.9
U.S. Insurance Solutions	2,203.3	8,757.2	6,783.5
Corporate	—	234.6	(317.4)

Total	$3,276.1	$25,856.5	$36,521.5

 Schedule III — Supplementary Insurance Information — (continued)
As of December 31, 2016 and 2015 and for each of the years ended December 31, 2016, 2015 and 2014

Segment	Premiums and other considerations	Net investment income (1)	Benefits, claims and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses (1)
	(in millions)
2016:
Retirement and Income Solutions	$2,860.9	$1,931.2	$4,108.3	$161.4	$1,114.3
Principal Global Investors	—	12.6	—	—	935.8
Principal International	274.6	491.4	584.6	22.5	365.5
U.S. Insurance Solutions	2,163.6	751.2	2,221.4	101.2	796.4
Corporate	—	110.1	(1.1)	—	235.5

Total	$5,299.1	$3,296.5	$6,913.2	$285.1	$3,447.5

2015:
Retirement and Income Solutions	$3,011.4	$1,749.0	$4,158.4	$158.2	$1,126.8
Principal Global Investors	—	8.1	—	—	943.4
Principal International	252.9	495.9	573.9	19.1	368.9
U.S. Insurance Solutions	2,045.9	717.8	1,963.5	93.5	788.1
Corporate	0.1	81.3	1.9	—	174.4

Total	$5,310.3	$3,052.1	$6,697.7	$270.8	$3,401.6

2014:
Retirement and Income Solutions	$1,584.5	$1,857.7	$2,766.9	$163.6	$1,056.9
Principal Global Investors	—	10.5	—	—	895.3
Principal International	225.7	591.0	622.9	18.7	342.8
U.S. Insurance Solutions	1,913.8	714.8	1,847.9	184.9	714.7
Corporate	(1.1)	83.9	(6.7)	—	197.4

Total	$3,722.9	$3,257.9	$5,231.0	$367.2	$3,207.1

(1)
Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates, and reported operating results would change by segment if different methods were applied.

 Schedule IV — Reinsurance
As of December 31, 2016, 2015 and 2014 and for each of the years then ended

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	($ in millions)
2016:
Life insurance in force	$437,977.4	$242,777.7	$1,087.8	$196,287.5	0.6%

Premiums:
Life insurance and annuities	$4,137.1	$285.2	$1.7	$3,853.6	—%
Accident and health insurance	1,616.7	171.2	—	1,445.5	—%

Total	$5,753.8	$456.4	$1.7	$5,299.1	—%

2015:
Life insurance in force	$390,603.3	$184,588.9	$1,187.1	$207,201.5	0.6%

Premiums:
Life insurance and annuities	$4,208.7	$255.3	$1.9	$3,955.3	—%
Accident and health insurance	1,502.1	147.1	—	1,355.0	—%

Total	$5,710.8	$402.4	$1.9	$5,310.3	—%

2014:
Life insurance in force	$354,951.9	$177,418.6	$1,317.7	$178,851.0	0.7%

Premiums:
Life insurance and annuities	$2,725.4	$228.1	$2.1	$2,499.4	0.1%
Accident and health insurance	1,398.3	174.8	—	1,223.5	—%

Total	$4,123.7	$402.9	$2.1	$3,722.9	0.1%

Exhibit Index

Exhibit Number	Description
2.1	Plan of Conversion (1)
2.2	Stock Purchase Agreement among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc., dated as of July 25, 2006 (2)
2.2.1	Amendment No. 1 and Waiver, dated as of December 29, 2006, to the Stock Purchase Agreement, dated as of July 25, 2006, by and among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc. (3)
2.2.2	Memorandum of Understanding dated as of December 29, 2006, amending and modifying the Stock Purchase Agreement by and among Washington Mutual, Inc., New American Capital, Inc., Principal Financial Group, Inc., and Principal Management Corporation for the purchase and sale of the outstanding capital stock of WM Advisors, Inc. (3)
2.3	Sale and Purchase Promise Agreement, dated October 5, 2012, among Principal Financial Services, Inc., Empresas Penta S.A. and Inversiones Banpenta Limitada (4)
3.1	Amended and Restated Certificate of Incorporation of Principal Financial Group, Inc. (included in Exhibit 2.1) (5)
3.2	Amended and Restated By-Laws of Principal Financial Group, Inc. (6)
4.1	Form of Certificate for the Common Stock of Principal Financial Group, Inc., par value $0.01 per share (1)
4.2	Senior Indenture, dated as of October 11, 2006, between Principal Financial Group, Inc. and The Bank of New York, as Trustee (7)
4.2.1	First Supplemental Indenture, dated as of October 16, 2006, among Principal Financial Group, Inc., Principal Financial Services, Inc. and The Bank of New York, as Trustee (7)
4.2.2	6.05% Senior Note ($500,000,000) due October 15, 2036 (7)
4.2.3	6.05% Senior Note ($100,000,000) due October 15, 2036 (8)
4.2.4	Guarantee, dated as of October 16, 2006, by Principal Financial Services, Inc. (7)
4.3	Senior Indenture, dated as of May 21, 2009, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York, as Trustee (9)
4.3.1	Third Supplemental Indenture (including the form of 2022 Notes), dated as of September 10, 2012, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee (10)
4.3.2	Fourth Supplemental Indenture (including the form of 2042 Notes), dated as of September 10, 2012, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee (10)
4.3.3	Sixth Supplemental Indenture (including the form of 2023 Notes), dated as of November 16, 2012, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee (11)
4.3.4	Seventh Supplemental Indenture (including the form of 2043 Notes), dated as of November 16, 2012, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee (11)
4.3.5	Eighth Supplemental Indenture (including the form of 3.400% Senior Note due 2025), dated as of May 7, 2015, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee, relating to the 3.400% Senior Notes due 2025 (12)
4.3.6	Ninth Supplemental Indenture (including the form of 3.100% Senior Note due 2026), dated as of November 10, 2016, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee, relating to the 3.100% Senior Notes due 2026 (35)
4.3.7	Tenth Supplemental Indenture (including the form of 4.300% Senior Note due 2046), dated as of November 10, 2016, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee, relating to the 4.300% Senior Notes due 2046 (35)
4.3.8	Guarantee from Principal Financial Services, Inc. with respect to the 3.300% Senior Notes due 2022 (10)
4.3.9	Guarantee from Principal Financial Services, Inc. with respect to the 4.625% Senior Notes due 2042 (10)
4.3.10	Guarantee from Principal Financial Services, Inc. with respect to the 3.125% Senior Notes due 2023 (11)
4.3.11	Guarantee from Principal Financial Services, Inc. with respect to the 4.350% Senior Notes due 2043 (11)
4.3.12	Guarantee from Principal Financial Services, Inc. with respect to the 3.400% Senior Notes due 2025 (12)
4.3.13	Guarantee from Principal Financial Services, Inc. with respect to the 3.100% Senior Notes due 2026 (35)
4.3.14	Guarantee from Principal Financial Services, Inc. with respect to the 4.300% Senior Notes due 2046 (35)
4.4	Junior Subordinated Indenture, dated as of May 7, 2015, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee (12)
4.4.1	First Supplemental Indenture (including the form of 4.700% Fixed-to-Floating Rate Junior Subordinated Note due 2055), dated as of May 7, 2015, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee, relating to the 4.700% Fixed-to-Floating Rate Junior Subordinated Notes due 2055 (12)
4.4.2	Guarantee from Principal Financial Services, Inc. with respect to the 4.700% Fixed-to-Floating Rate Junior Subordinated Notes due 2055 (12)
10.1	Principal Financial Group, Inc. Stock Incentive Plan (13)
10.1.1	Form of Restricted Stock Unit Award Agreement (14)
10.1.2	Form of Stock Option Award Agreement (14)
10.1.3	Principal Financial Group, Inc. 2005 Stock Incentive Plan (15)
10.1.4	Principal Financial Group, Inc. 2010 Stock Incentive Plan (16)
10.1.5	Amended and Restated Principal Financial Group, Inc. 2010 Stock Incentive Plan (17)
10.1.6	Principal Financial Group, Inc. 2014 Stock Incentive Plan (18)
10.2	Principal Financial Group Long-Term Performance Plan (1)
10.3	Resolution of Human Resources Committee of the Board of Directors of Principal Financial Group, Inc. amending the Principal Financial Group Long-Term Performance Plan as of October 31, 2002 (19)
10.4	Principal Financial Group Incentive Pay Plan (PrinPay), amended and restated effective January 1, 2002 (20)

Exhibit Number	Description
10.5	Principal Financial Group, Inc. Annual Incentive Plan (21)
10.6	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc. Board of Directors (22)
10.6.1	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors, effective March 28, 2009 (23)
10.6.2	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc., effective May 17, 2010 (24)
10.6.3	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc., effective January 1, 2012 (25)
10.6.4	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of Principal Financial Group, Inc., effective January 1, 2015 (26)
10.7	Principal Financial Group, Inc. Directors Stock Plan (1)
10.7.1	Principal Financial Group, Inc. 2005 Directors Stock Plan (16)
10.7.2	Principal Financial Group, Inc. 2014 Directors Stock Plan (18)
10.8	Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc. (27)
10.9	Principal Select Savings Excess Plan, restated as of January 1, 2004 (28)
10.9.1	Amendment No. 1 to Principal Select Savings Excess Plan (27)
10.9.2	Principal Select Savings Excess Plan for Employees, amended and restated effective January 1, 2016 (29)
10.9.3	Principal Select Savings Excess Plan for Individual Field, amended and restated effective January 1, 2016 (29)
10.9.4	Nonqualified Deferred Compensation Plan for Select Investment Professions of Principal Financial Group, Inc. and Affiliates, effective January 1, 2016 (29)
10.10	Supplemental Executive Retirement Plan for Employees, restated as of January 1, 2003 (28)
10.10.1	Amendment No. 1 to the Principal Supplemental Executive Retirement Plan for Employees (27)
10.11	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change-of-Control Employment Agreement (Tier One Executives), dated as of February 28, 2006, by and among Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and an Executive (30)
10.11.1	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change-of-Control Employment Agreement (Tier One Executives) (31)
10.11.2	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change of Control Employment Agreement (Tier One Executives), effective December 31, 2010 (24)
10.12	Form of Principal Financial Group, Inc. Indemnification Agreement (31)
10.12.1	Form of Principal Financial Group, Inc. Indemnification Agreement dated as of June 9, 2016. (36)
10.13	Compensatory Arrangement, dated as of March 14, 2002, between Principal Life Insurance Company and James P. McCaughan (32)
10.14	Employment Agreement dated as of June 1, 2006, by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company, and Larry D. Zimpleman (3)
10.14.1	Amended and Restated Employment Agreement dated as of May 1, 2008, by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and Larry D. Zimpleman (33)
10.14.2	Letter dated March 16, 2009 amending the Amended and Restated Employment Agreement dated as of May 1, 2008 by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and Larry D. Zimpleman (23)
10.14.3	Letter dated December 1, 2009 amending the Amended and Restated Employment Agreement dated as of May 1, 2008 by and between Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and Larry D. Zimpleman (34)
10.15	The Principal Severance Plan for Senior Executives, restated effective January 1, 2009 (23)
12	Computation of Earnings to Fixed Charges Ratio (37)
21	Principal Financial Group, Inc. Member Companies as of December 31, 2016 (37)
23	Consent of Independent Registered Public Accounting Firm (37)
31.1	Certification of Daniel J. Houston (37)
31.2	Certification of Terrance J. Lillis (37)
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Daniel J. Houston (37)
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Terrance J. Lillis (37)
101	The following materials from Principal Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, (vii) Schedule I — Summary of Investments — Other Than Investments in Related Parties, (viii) Schedule II — Condensed Financial Information of Registrant (Parent Only), (ix) Schedule III — Supplementary Insurance Information and (x) Schedule IV — Reinsurance

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

(29)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 1-16725).

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

(35)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Current Report on Form 8-K filed on November 10, 2016 (Commission File No. 1-16725).

(36)
Incorporated by reference to exhibit filed with Principal Financial Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (Commission File No. 1-16725).

(37)
Filed herewith.