Form 10-Q
period 2017-03-31
PRINCIPAL FINANCIAL GROUP INC
filed 2017-05-03
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller
reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 26, 2017, was 288,218,100.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	March 31, 2017	December 31, 2016
	(Unaudited)
	(in millions)
Assets
Fixed maturities, available-for-sale (2017 and 2016 include $242.3 million and $232.5 million related to consolidated variable interest entities)	$56,989.1	$54,846.1
Fixed maturities, trading (2017 and 2016 include $0.0 million and $82.4 million related to consolidated variable interest entities)	278.0	398.4
Equity securities, available-for-sale	114.0	98.9
Equity securities, trading (2017 and 2016 include $752.8 million and $721.9 million related to consolidated variable interest entities)	1,506.3	1,413.4
Mortgage loans	13,388.1	13,230.2
Real estate (2017 and 2016 include $314.4 million and $305.7 million related to consolidated variable interest entities)	1,433.3	1,368.8
Policy loans	819.6	823.8
Other investments (2017 and 2016 include $142.0 million and $89.8 million related to consolidated variable interest entities and $87.4 million and $86.2 million measured at fair value under the fair value option)	3,283.6	3,655.9
Total investments	77,812.0	75,835.5
Cash and cash equivalents	1,534.7	2,719.6
Accrued investment income	625.2	580.6
Premiums due and other receivables	1,447.0	1,361.9
Deferred acquisition costs	3,430.8	3,380.2
Property and equipment	718.8	699.0
Goodwill	1,032.9	1,020.8
Other intangibles	1,322.6	1,325.3
Separate account assets (2017 and 2016 include $37,956.8 million and $35,844.1 million related to consolidated variable interest entities)	146,374.7	139,832.6
Other assets	1,197.3	1,258.8
Total assets	$235,496.0	$228,014.3
Liabilities
Contractholder funds (2017 and 2016 include $363.9 million and $358.7 million related to consolidated variable interest entities)	$38,074.1	$37,953.6
Future policy benefits and claims	29,690.5	29,000.7
Other policyholder funds	922.7	890.4
Short-term debt	59.5	51.4
Long-term debt	3,126.2	3,125.7
Income taxes currently payable	15.0	12.9
Deferred income taxes	1,048.1	972.4
Separate account liabilities (2017 and 2016 include $37,956.8 million and $35,844.1 million related to consolidated variable interest entities)	146,374.7	139,832.6
Other liabilities (2017 and 2016 include $261.5 million and $284.1 million related to consolidated variable interest entities, of which $0.0 million and $59.9 million are measured at fair value under the fair value option)	5,405.2	5,783.3
Total liabilities	224,716.0	217,623.0

Redeemable noncontrolling interest (2017 and 2016 include $57.6 million $58.8 million related to consolidated variable interest entities)	95.1	97.5

Stockholders’ equity
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 471.9 million and 469.2 million shares issued, and 288.1 million and 287.7 million shares outstanding in 2017 and 2016	4.7	4.7
Additional paid-in capital	9,780.5	9,686.0
Retained earnings	7,937.4	7,720.4
Accumulated other comprehensive loss	(455.1)	(675.2)
Treasury stock, at cost (183.8 million and 181.5 million shares in 2017 and 2016)	(6,651.4)	(6,508.6)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	10,616.1	10,227.3
Noncontrolling interest	68.8	66.5
Total stockholders’ equity	10,684.9	10,293.8
Total liabilities and stockholders’ equity	$235,496.0	$228,014.3

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	March 31,
	2017	2016
	(in millions, except per share data)
Revenues
Premiums and other considerations	$1,248.0	$1,282.4
Fees and other revenues	940.6	855.9
Net investment income	877.4	761.7
Net realized capital gains, excluding impairment losses on available-for-sale securities	12.2	184.7
Net other-than-temporary impairment losses on available-for-sale securities	(27.3)	(55.6)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	(1.5)	7.5
Net impairment losses on available-for-sale securities	(28.8)	(48.1)
Net realized capital gains (losses)	(16.6)	136.6
Total revenues	3,049.4	3,036.6
Expenses
Benefits, claims and settlement expenses	1,657.3	1,658.5
Dividends to policyholders	34.9	38.8
Operating expenses	943.2	899.5
Total expenses	2,635.4	2,596.8
Income before income taxes	414.0	439.8
Income taxes	60.4	70.6
Net income	353.6	369.2
Net income attributable to noncontrolling interest	4.7	1.2
Net income attributable to Principal Financial Group, Inc.	$348.9	$368.0

Earnings per common share
Basic earnings per common share	$1.21	$1.26

Diluted earnings per common share	$1.19	$1.25

Dividends declared per common share	$0.45	$0.38

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	March 31,
	2017	2016
	(in millions)

Net income	$353.6	$369.2
Other comprehensive income, net:
Net unrealized gains on available-for-sale securities	163.9	404.4
Noncredit component of impairment losses on fixed maturities, available-for-sale	0.7	(4.2)
Net unrealized gains (losses) on derivative instruments	(12.2)	1.3
Foreign currency translation adjustment	64.4	129.7
Net unrecognized postretirement benefit obligation	4.3	8.0
Other comprehensive income	221.1	539.2
Comprehensive income	574.7	908.4
Comprehensive income attributable to noncontrolling interest	5.7	4.7
Comprehensive income attributable to Principal Financial Group, Inc.	$569.0	$903.7

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders’
	stock	capital	earnings	loss	stock	interest	equity
	(in millions)
Balances as of January 1, 2016	$4.7	$9,544.8	$6,875.9	$(882.5)	$(6,231.3)	$65.8	$9,377.4
Common stock issued	—	10.0	—	—	—	—	10.0
Stock-based compensation and additional related tax benefits	—	25.1	(1.7)	—	—	0.1	23.5
Treasury stock acquired, common	—	—	—	—	(105.6)	—	(105.6)
Dividends to common stockholders	—	—	(110.4)	—	—	—	(110.4)
Distributions to noncontrolling interest	—	—	—	—	—	(0.8)	(0.8)
Contributions from noncontrolling interest	—	—	—	—	—	0.1	0.1
Purchase of subsidiary shares from noncontrolling interest (1)	—	15.1	—	(9.3)	—	—	5.8
Adjustments to redemption amount of redeemable noncontrolling interest	—	3.1	—	—	—	—	3.1
Net income (1)	—	—	368.0	—	—	1.4	369.4
Other comprehensive income (1)	—	—	—	535.7	—	1.4	537.1
Balances as of March 31, 2016	$4.7	$9,598.1	$7,131.8	$(356.1)	$(6,336.9)	$68.0	$10,109.6

Balances as of January 1, 2017	$4.7	$9,686.0	$7,720.4	$(675.2)	$(6,508.6)	$66.5	$10,293.8
Common stock issued	—	70.8	—	—	—	—	70.8
Stock-based compensation	—	24.2	(1.9)	—	—	0.1	22.4
Treasury stock acquired, common	—	—	—	—	(142.8)	—	(142.8)
Dividends to common stockholders	—	—	(130.0)	—	—	—	(130.0)
Distributions to noncontrolling interest	—	—	—	—	—	(1.0)	(1.0)
Contributions from noncontrolling interest	—	—	—	—	—	0.9	0.9
Adjustments to redemption amount of redeemable
noncontrolling interest	—	(0.5)	—	—	—	—	(0.5)
Net income (1)	—	—	348.9	—	—	1.9	350.8
Other comprehensive income (1)	—	—	—	220.1	—	0.4	220.5
Balances as of March 31, 2017	$4.7	$9,780.5	$7,937.4	$(455.1)	$(6,651.4)	$68.8	$10,684.9

(1) Excludes amounts attributable to redeemable noncontrolling interest.  See Note 9, Stockholders’ Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31,
	2017	2016
	(in millions)
Operating activities
Net income	$353.6	$369.2
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	52.3	99.6
Additions to deferred acquisition costs	(104.4)	(103.2)
Accrued investment income	(44.6)	(34.7)
Net cash flows for trading securities	109.0	(11.9)
Premiums due and other receivables	(44.1)	124.2
Contractholder and policyholder liabilities and dividends	429.8	617.1
Current and deferred income taxes	50.3	57.1
Net realized capital (gains) losses	16.6	(136.6)
Depreciation and amortization expense	48.1	45.8
Real estate acquired through operating activities	(10.7)	(12.8)
Real estate sold through operating activities	0.4	0.1
Stock-based compensation	22.1	22.3
Other	(355.5)	(140.7)
Net adjustments	169.3	526.3
Net cash provided by operating activities	522.9	895.5
Investing activities
Available-for-sale securities:
Purchases	(4,307.0)	(3,558.6)
Sales	333.7	205.5
Maturities	2,460.8	1,616.0
Mortgage loans acquired or originated	(473.8)	(475.9)
Mortgage loans sold or repaid	329.3	479.3
Real estate acquired	(90.8)	(44.5)
Real estate sold	47.1	15.0
Net purchases of property and equipment	(43.8)	(44.2)
Net change in other investments	(86.5)	(45.9)
Net cash used in investing activities	(1,831.0)	(1,853.3)
Financing activities
Issuance of common stock	70.8	10.0
Acquisition of treasury stock	(142.8)	(105.6)
Proceeds from financing element derivatives	0.1	—
Payments for financing element derivatives	(20.9)	(21.3)
Excess tax benefits from share-based payment arrangements	—	5.0
Purchase of subsidiary shares from noncontrolling interest	—	(2.3)
Dividends to common stockholders	(130.0)	(110.4)
Issuance of long-term debt	—	3.2
Net proceeds from (repayments of) short-term borrowings	7.6	(59.9)
Investment contract deposits	2,629.1	3,976.3
Investment contract withdrawals	(2,303.9)	(3,166.3)
Net increase in banking operation deposits	6.8	4.0
Other	6.4	3.2
Net cash provided by financing activities	123.2	535.9
Net decrease in cash and cash equivalents	(1,184.9)	(421.9)
Cash and cash equivalents at beginning of period	2,719.6	2,564.8
Cash and cash equivalents at end of period	$1,534.7	$2,142.9

See accompanying notes.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements

March 31, 2017
(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. (“PFG”) have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2016, included in our Form 10-K for the year ended December 31, 2016, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated statement of financial position as of December 31, 2016, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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
March 31, 2017
(Unaudited)

Recent Accounting Pronouncements

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters
Standards not yet adopted:

Goodwill impairment testing

This authoritative guidance simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 (which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill to the carrying amount of that goodwill) from the goodwill impairment test. A goodwill impairment loss will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. Early adoption is permitted.

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

Premium amortization on purchased callable debt securities

This authoritative guidance applies to entities that hold certain non-contingently callable debt securities, where the amortized cost basis is at a premium to the price repayable by the issuer at the earliest call date.  Under the guidance the premium will be amortized to the first call date.  This guidance requires adoption through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.  Early adoption is permitted.

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

January 1, 2019

We have primarily focused our implementation efforts on identifying our leases that are within the scope of the guidance and will be added to our balance sheet. We are currently evaluating other impacts this guidance will have on our consolidated financial statements.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters

Nonfinancial asset derecognition and partial sales of nonfinancial assets

This authoritative guidance clarifies the scope of the recently established guidance on nonfinancial asset derecognition and the accounting for partial sales of nonfinancial assets.  The guidance conforms the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue recognition standard.

	January 1, 2018	We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Presentation of net periodic pension cost and net periodic postretirement benefit cost

This authoritative guidance requires that an employer disaggregate the service cost component from the other components of net benefit cost.  The guidance also provides explicit guidance on the presentation of the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization.

	January 1, 2018	We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Definition of a business

This authoritative guidance clarifies the definition of a business to assist with evaluating when transactions involving an integrated set of assets and activities (a “set”) should be accounted for as acquisitions or disposals of assets or businesses. The guidance requires that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The guidance also requires a set to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output to be considered a business. Lastly, the guidance removes the evaluation of whether a market participant could replace missing elements and narrows the definition of outputs by more closely aligning it with how outputs are described in the revenue recognition guidance. The guidance will be applied prospectively. Early application is permitted in certain circumstances.

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

January 1, 2018

As of March 31, 2017, we did not hold material equity securities accounted for at fair value through other comprehensive income that will be accounted for at fair value through net income under the updated guidance. We continue to evaluate the impact of this standard; however, this change is not expected to have a material impact on our consolidated financial statements.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters

Revenue recognition

This authoritative guidance replaces all general and most industry specific revenue recognition guidance (excluding insurance) currently prescribed by U.S. GAAP. The core principle is that an entity recognizes revenue to reflect the transfer of a promised good or service to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for that good or service. This guidance also provides clarification on when an entity is a principal or an agent in a transaction. In addition, the guidance updates the accounting for certain costs associated with obtaining and fulfilling a customer contract. The guidance may be applied using one of the following two methods: (1) retrospectively to each prior reporting period presented, or (2) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application.

January 1, 2018

Only a portion of our total revenues, less than 20%, are subject to this guidance as it does not apply to revenue on contracts accounted for under the financial instruments or insurance contracts standards. Our evaluation process is ongoing and includes, but is not limited to, identifying contracts within the scope of the guidance, reviewing and documenting our accounting for these contracts, identifying and determining the accounting for any related contract costs, and preparing the required financial statement disclosures. To date, the impacts we have identified primarily relate to deferring and amortizing certain sales compensation related to obtaining customer contracts. We have not identified material changes in the timing of our revenue recognition. We plan to adopt the guidance on January 1, 2018, using the modified retrospective application; however, we continue to evaluate the impact of the standard and our adoption method is subject to change.

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
March 31, 2017
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

	January 1, 2017	The guidance was adopted prospectively as indicated by the guidance for each area of change and did not have a material impact on our consolidated financial statements.
Short-duration insurance contracts This authoritative guidance requires additional disclosures related to short-duration insurance contracts.	December 31, 2016	The disclosure requirements of this guidance were adopted retrospectively.

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

Derivatives

Over-The-Counter Derivatives Cleared on Chicago Mercantile Exchange

We use certain over-the-counter (“OTC”) interest rate contracts that are subject to derivative clearing agreements. These agreements require the daily cash settlement of variation margin based on changes in the fair value of the derivative instrument. Prior to 2017, variation margin for all such interest rate contracts was treated as collateral, which was accounted for separately as an interest-bearing asset or liability. For reporting purposes, we did not offset fair value amounts recognized for the right to reclaim variation margin collateral or the obligation to return variation margin collateral against fair value amounts recognized for derivative instruments executed with the same counterparties under master netting agreements.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

Effective January 2017, the Chicago Mercantile Exchange (“CME”) rulebook was amended to legally characterize variation margin payments for cleared OTC derivatives as settlements of the derivative exposure rather than collateral against the derivative exposure. The economic cash flows exchanged do not change and therefore hedge accounting is unchanged; however, the variation margin and derivative instrument are considered a single unit of account for accounting and presentation purposes. As settlements, variation margin receipts and payments are considered cash flows of the derivative and reduce the recognized asset or liability arising from the derivative’s mark-to-market for balance sheet presentation, effectively resulting in the derivative having a fair value that approximates zero. As of December 31, 2016, our consolidated statements of financial position included $528.0 million in other investments and $527.7 million in other liabilities related to OTC interest rate contracts cleared with the CME. The balance of those line items was reduced by those amounts in January 2017 as a result of the CME rulebook amendment. The rulebook amendment did not have an impact on net income. Additionally, the change by the CME did not impact the accounting for our OTC derivatives not cleared with the CME.

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

As of March 31, 2017 and December 31, 2016, the separate accounts included a separate account valued at $166.9 million and $158.4 million, respectively, which primarily included shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability to eligible participants of the qualified plan. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

2.  Variable Interest Entities

We have relationships with various types of entities which may be VIEs. Certain VIEs are consolidated in our financial results. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Consolidation” for further details of our consolidation accounting policies. We did not provide financial or other support to investees designated as VIEs for the periods ended March 31, 2017 and December 31, 2016.

Consolidated Variable Interest Entities

Grantor Trusts

We contributed undated subordinated floating rate notes to three grantor trusts. The trusts separated their cash flows by issuing an interest-only certificate and a residual certificate related to each note contributed. Each interest-only certificate entitles the holder to interest on the stated note for a specified term, while the residual certificate entitles the holder to interest payments subsequent to the term of the interest-only certificate and to all principal payments. We retained the interest-only certificates and the residual certificates were subsequently sold to third parties. We determined these grantor trusts are VIEs due to insufficient equity to sustain them. We determined we are the primary beneficiary as a result of our contribution of securities into the trusts and our significant continuing interest in the trusts.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

Collateralized Private Investment Vehicles

We invest in cash and synthetic collateralized debt obligations, collateralized bond obligations, collateralized loan obligations and other collateralized structures, which are VIEs due to insufficient equity to sustain the entities (collectively known as “collateralized private investment vehicles”). The performance of the notes of these synthetic structures is primarily linked to a synthetic portfolio by derivatives; each note has a specific loss attachment and detachment point. The notes and related derivatives are collateralized by a pool of permitted investments. The investments are held by a trustee and can only be liquidated to settle obligations of the trusts. These obligations primarily include derivatives and the notes due at maturity or termination of the trusts. We determined we were the primary beneficiary for one of these synthetic entities because we acted as the investment manager of the underlying portfolio and we had the power to make decisions and to receive benefits and the obligation to absorb losses that could be potentially significant to the VIE. This synthetic entity matured in the first quarter of 2017.

Commercial Mortgage-Backed Securities

We sold commercial mortgage loans to a real estate mortgage investment conduit trust. The trust issued various commercial mortgage-backed securities (“CMBS”) certificates using the cash flows of the underlying commercial mortgages it purchased. This is considered a VIE due to insufficient equity to sustain itself. We determined we are the primary beneficiary as we retained the special servicing role for the assets within the trust as well as the ownership of the bond class that controls the unilateral kick-out rights of the special servicer.

Mandatory Retirement Savings Funds

We hold an equity interest in Chilean mandatory privatized social security funds in which we provide asset management services. We determined the mandatory privatized social security funds, which also include contributions for voluntary pension savings, voluntary non-pension savings and compensation savings accounts, are VIEs. This is because the equity holders as a group lack the power, due to voting rights or similar rights, to direct the activities of the entity that most significantly impact the entity’s economic performance and also because equity investors are protected from below-average market investment returns relative to the industry’s return, due to a regulatory guarantee that we provide. Further we concluded we are the primary beneficiary through our power to make decisions and our significant variable interest in the funds. The purpose of the funds, which reside in legally segregated entities, is to provide long-term retirement savings. The obligation to the customer is directly related to the assets held in the funds and, as such, we present the assets as separate account assets and the obligation as separate account liabilities within our consolidated statements of financial position.

Principal International Hong Kong offers retirement pension schemes in which we provide trustee, administration and asset management services to employers and employees under the Hong Kong Mandatory Provident Fund (“MPF”) and Occupational Retirement Schemes Ordinance (“ORSO”) pension schemes. Each pension scheme has various guaranteed and non-guaranteed constituent funds, or investment options, in which customers can invest their money. The guaranteed funds provide either a guaranteed rate of return to the customer or a minimum guarantee on withdrawals under certain qualifying events. We determined the guaranteed funds are VIEs due to the fact the equity holders, as a group, lack the obligation to absorb expected losses due to the guarantee we provide. We concluded we are the primary beneficiary because we have the power to make decisions and to receive benefits and the obligation to absorb losses that could be potentially significant to the VIE. Therefore, we consolidate the underlying assets and liabilities of the funds and present as separate accounts or within the general account, depending on the terms of the guarantee.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

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

Assets and Liabilities of Consolidated Variable Interest Entities

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	March 31, 2017		December 31, 2016
	Total	Total	Total	Total
	assets	liabilities	assets	liabilities
	(in millions)
Grantor trusts (1)	$243.1	$223.6	$233.3	$212.3
Collateralized private investment vehicle (2)	—	—	82.4	61.5
CMBS	11.6	—	12.5	—
Mandatory retirement savings funds (3)	38,670.2	38,320.8	36,526.7	36,202.8
Real estate (4)	342.0	12.1	329.2	26.8
Sponsored investment funds (5)	199.3	23.0	114.3	0.9
Total	$39,466.2	$38,579.5	$37,298.4	$36,504.3

(1)         The assets of grantor trusts are primarily fixed maturities, available-for-sale. The liabilities are primarily other liabilities that reflect an embedded derivative of the forecasted transaction to deliver the underlying securities.

(2)         The assets of the collateralized private investment vehicle were primarily fixed maturities, trading. The liabilities included derivative liabilities and an obligation to redeem notes at maturity or termination of the trusts, which were reported in other liabilities.

(3)         The assets of the mandatory retirement savings funds include separate account assets and equity securities, trading. The liabilities include separate account liabilities and contractholder funds.

(4)         The assets of the real estate VIEs primarily include real estate, other investments and cash. Liabilities primarily include other liabilities.

(5)         The assets of sponsored investment funds are primarily fixed maturities and equity securities, which are reported in other investments, and cash. The consolidated statements of financial position included a $57.6 million and $58.8 million redeemable noncontrolling interest for sponsored investment funds as of March 31, 2017 and December 31, 2016, respectively.

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

As previously discussed, we invest in several types of collateralized private investment vehicles that are VIEs. These include cash and synthetic structures that we do not manage. We have determined we are not the primary beneficiary of these

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

collateralized private investment vehicles primarily because we do not control the economic performance of the entities and were not involved with the design of the entities.

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

As previously discussed, we sponsor and invest in certain investment funds that are VIEs. We determined we are not the primary beneficiary of the VIEs for which we are the asset manager but do not have a potentially significant variable interest in the funds.

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

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to
	Asset carrying value	loss (1)
	(in millions)
March 31, 2017
Fixed maturities, available-for-sale:
Corporate	$370.2	$303.1
Residential mortgage-backed pass-through securities	2,839.9	2,807.4
Commercial mortgage-backed securities	3,862.9	3,903.8
Collateralized debt obligations	987.9	1,006.9
Other debt obligations	5,246.9	5,252.1
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	18.8	18.8
Equity securities, trading	76.5	76.5
Other investments:
Other limited partnership and fund interests	719.2	1,220.0

December 31, 2016
Fixed maturities, available-for-sale:
Corporate	$368.4	$298.6
Residential mortgage-backed pass-through securities	2,834.7	2,798.0
Commercial mortgage-backed securities	4,096.5	4,153.2
Collateralized debt obligations	758.6	780.1
Other debt obligations	5,036.1	5,048.9
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	19.9	19.9
Commercial mortgage-backed securities	1.9	1.9
Collateralized debt obligations	10.6	10.6
Equity securities, trading	68.3	68.3
Other investments:
Other limited partnership and fund interests	654.6	1,127.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

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

Money Market Funds

We are the investment manager for certain money market mutual funds. These funds are exempt from assessment under any consolidation model due to a scope exception for money market funds registered under Rule 2a-7 of the Investment Company Act of 1940 or similar funds. As of March 31, 2017 and December 31, 2016, these funds held $0.7 billion and $0.8 billion in total assets, respectively. We have no contractual obligation to contribute to the funds; however, we provided support to these money market mutual funds through the waiver of fees and expense reimbursements. The amount of fees waived and expenses reimbursed was insignificant.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

The amortized cost, gross unrealized gains and losses, other-than-temporary impairments in accumulated other comprehensive income (“AOCI”) and fair value of fixed maturities and equity securities available-for-sale were as follows:

					Other-than-
		Gross	Gross		temporary
	Amortized	unrealized	unrealized		impairments in
	cost	gains	losses	Fair value	AOCI (1)
	(in millions)
March 31, 2017
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,430.3	$19.1	$11.2	$1,438.2	$—
Non-U.S. governments	881.9	126.3	3.4	1,004.8	—
States and political subdivisions	5,854.1	215.4	70.0	5,999.5	1.1
Corporate	33,806.8	1,988.2	229.5	35,565.5	20.0
Residential mortgage-backed pass-through securities	2,807.4	63.2	30.7	2,839.9	—
Commercial mortgage-backed securities	3,903.8	29.3	70.2	3,862.9	74.8
Collateralized debt obligations	1,006.9	2.5	21.5	987.9	0.3
Other debt obligations	5,295.4	38.4	43.4	5,290.4	48.7
Total fixed maturities, available-for-sale	$54,986.6	$2,482.4	$479.9	$56,989.1	$144.9
Total equity securities, available-for-sale	$116.4	$6.3	$8.7	$114.0
December 31, 2016
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,426.7	$17.2	$10.9	$1,433.0	$—
Non-U.S. governments	781.7	119.3	7.4	893.6	—
States and political subdivisions	5,463.9	192.4	87.1	5,569.2	1.1
Corporate	32,699.7	1,843.5	350.8	34,192.4	17.2
Residential mortgage-backed pass-through securities	2,798.0	67.3	30.6	2,834.7	—
Commercial mortgage-backed securities	4,153.2	31.2	87.9	4,096.5	77.5
Collateralized debt obligations	780.1	2.8	24.3	758.6	0.3
Other debt obligations	5,080.9	37.0	49.8	5,068.1	50.3
Total fixed maturities, available-for-sale	$53,184.2	$2,310.7	$648.8	$54,846.1	$146.4
Total equity securities, available-for-sale	$104.9	$4.9	$10.9	$98.9

(1)         Excludes $126.3 million and $120.9 million as of March 31, 2017 and December 31, 2016, respectively, of net unrealized gains on impaired fixed maturities, available-for-sale related to changes in fair value subsequent to the impairment date, which are included in gross unrealized gains and gross unrealized losses.

The amortized cost and fair value of fixed maturities available-for-sale as of March 31, 2017, by expected maturity, were as follows:

	Amortized cost	Fair value
	(in millions)
Due in one year or less	$3,071.0	$3,097.7
Due after one year through five years	12,366.7	12,772.7
Due after five years through ten years	9,178.9	9,444.8
Due after ten years	17,356.5	18,692.8
Subtotal	41,973.1	44,008.0
Mortgage-backed and other asset-backed securities	13,013.5	12,981.1
Total	$54,986.6	$56,989.1

Actual maturities may differ because borrowers may have the right to call or prepay obligations. Our portfolio is diversified by industry, issuer and asset class. Credit concentrations are managed to established limits.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

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

	For the three months ended March 31,
	2017	2016
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$4.0	$3.2
Gross losses	(8.2)	(2.5)
Net impairment losses	(28.8)	(48.1)
Hedging, net	(13.3)	7.4
Fixed maturities, trading	0.3	8.9
Equity securities, trading	21.7	(22.9)
Mortgage loans	(0.4)	2.5
Derivatives	(6.7)	185.6
Other	14.8	2.5
Net realized capital gains (losses)	$(16.6)	$136.6

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $361.3 million and $205.8 million for the three months ended March 31, 2017 and 2016, respectively.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. We recognize the credit loss portion in net income and the noncredit loss portion in OCI (“bifurcated OTTI”).

Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, were as follows:

	For the three months ended March 31,
	2017	2016
	(in millions)
Fixed maturities, available-for-sale	$(27.3)	$(55.6)
Equity securities, available-for-sale	—	—
Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities	(27.3)	(55.6)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) OCI (1)	(1.5)	7.5
Net impairment losses on available-for-sale securities	$(28.8)	$(48.1)

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

	For the three months ended March 31,
	2017	2016
	(in millions)
Beginning balance	$(139.9)	$(131.5)
Credit losses for which an other-than-temporary impairment was not previously recognized	(13.3)	(26.5)
Credit losses for which an other-than-temporary impairment was previously recognized	(9.5)	(6.3)
Reduction for credit losses previously recognized on fixed maturities now sold, paid down or intended to be sold	7.5	5.1
Net reduction (increase) for positive changes in cash flows expected to be collected and amortization (1)	2.9	(1.0)
Foreign currency translation adjustment	(0.1)	(0.2)
Ending balance	$(152.4)	$(160.4)

(1)   Amounts are recognized in net investment income.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

Gross Unrealized Losses for Fixed Maturities and Equity Securities

For fixed maturities and equity securities available-for-sale with unrealized losses, including other-than-temporary impairment losses reported in OCI, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2017
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$420.6	$11.1	$10.7	$0.1	$431.3	$11.2
Non-U.S. governments	146.7	1.6	10.2	1.8	156.9	3.4
States and political subdivisions	1,931.2	69.5	5.9	0.5	1,937.1	70.0
Corporate	5,780.4	150.1	1,016.7	79.4	6,797.1	229.5
Residential mortgage-backed pass- through securities	1,277.0	29.8	15.6	0.9	1,292.6	30.7
Commercial mortgage-backed securities	1,433.1	33.6	593.5	36.6	2,026.6	70.2
Collateralized debt obligations	239.4	0.5	161.2	21.0	400.6	21.5
Other debt obligations	2,354.2	26.1	414.6	17.3	2,768.8	43.4
Total fixed maturities, available-for-sale	$13,582.6	$322.3	$2,228.4	$157.6	$15,811.0	$479.9
Total equity securities, available-for-sale	$—	$0.1	$37.2	$8.6	$37.2	$8.7

Of the total amounts, Principal Life Insurance Company’s (“Principal Life’s”) consolidated portfolio represented $15,385.4 million in available-for-sale fixed maturities with gross unrealized losses of $461.1 million. Of those fixed maturity securities in Principal Life’s consolidated portfolio with a gross unrealized loss position, 94% were investment grade (rated AAA through BBB-) with an average price of 97 (carrying value/amortized cost) as of March 31, 2017. Gross unrealized losses in our fixed maturities portfolio decreased during the three months ended March 31, 2017, primarily due to tightening of credit spreads and a decrease in interest rates.

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 1,686 securities with a carrying value of $13,316.1 million and unrealized losses of $316.5 million reflecting an average price of 98 as of March 31, 2017. Of this portfolio, 97% was investment grade (rated AAA through BBB-) as of March 31, 2017, with associated unrealized losses of $308.8 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 408 securities with a carrying value of $2,069.3 million and unrealized losses of $144.6 million. The average credit rating of this portfolio was A- with an average price of 93 as of March 31, 2017. Of the $144.6 million in unrealized losses, the corporate sector accounts for $68.0 million in unrealized losses with an average price of 93 and an average credit rating of BB+. The remaining unrealized losses consist primarily of $36.6 million within the commercial mortgage-backed securities sector with an average price of 94 and an average credit rating of AA. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be maturity, we did not consider these investments to be other-than-temporarily impaired as of March 31, 2017.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

	December 31, 2016
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$570.3	$10.9	$8.2	$—	$578.5	$10.9
Non-U.S. governments	198.0	5.4	12.2	2.0	210.2	7.4
States and political subdivisions	2,229.4	86.6	4.8	0.5	2,234.2	87.1
Corporate	6,559.7	189.2	1,285.6	161.6	7,845.3	350.8
Residential mortgage-backed pass- through securities	1,265.6	29.8	16.0	0.8	1,281.6	30.6
Commercial mortgage-backed securities	1,637.2	41.0	612.5	46.9	2,249.7	87.9
Collateralized debt obligations	265.7	0.9	195.6	23.4	461.3	24.3
Other debt obligations	2,229.4	32.8	376.2	17.0	2,605.6	49.8
Total fixed maturities, available-for-sale	$14,955.3	$396.6	$2,511.1	$252.2	$17,466.4	$648.8
Total equity securities, available-for-sale	$18.2	$0.4	$35.4	$10.5	$53.6	$10.9

Of the total amounts, Principal Life’s consolidated portfolio represented $16,918.9 million in available-for-sale fixed maturities with gross unrealized losses of $615.1 million. Of those fixed maturity securities in Principal Life’s consolidated portfolio with a gross unrealized loss position, 94% were investment grade (rated AAA through BBB-) with an average price of 96 (carrying value/amortized cost) as of December 31, 2016. Gross unrealized losses in our fixed maturities portfolio decreased during the year ended December 31, 2016, primarily due to tightening of credit spreads, partially offset by an increase in interest rates.

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 1,911 securities with a carrying value of $14,549.4 million and unrealized losses of $384.6 million reflecting an average price of 97 as of December 31, 2016. Of this portfolio, 98% was investment grade (rated AAA through BBB-) as of December 31, 2016, with associated unrealized losses of $374.1 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 453 securities with a carrying value of $2,369.5 million and unrealized losses of $230.5 million. The average credit rating of this portfolio was A- with an average price of 91 as of December 31, 2016. Of the $230.5 million in unrealized losses, the corporate sector accounts for $141.9 million in unrealized losses with an average price of 89 and an average credit rating of BBB-. The remaining unrealized losses consist primarily of $46.9 million within the commercial mortgage-backed securities sector with an average price of 93 and an average credit rating of AA-. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

Net Unrealized Gains and Losses on Available-for-Sale Securities and Derivative Instruments

The net unrealized gains and losses on investments in available-for-sale securities, the noncredit component of impairment losses on fixed maturities available-for-sale and the net unrealized gains and losses on derivative instruments in cash flow hedge relationships are reported as separate components of stockholders’ equity. The cumulative amount of net unrealized gains and losses on available-for-sale securities and derivative instruments in cash flow hedge relationships net of adjustments related to DAC and related actuarial balances and applicable income taxes was as follows:

	March 31, 2017	December 31, 2016
	(in millions)
Net unrealized gains on fixed maturities, available-for-sale (1)	$2,084.9	$1,727.8
Noncredit component of impairment losses on fixed maturities, available-for-sale	(144.9)	(146.4)
Net unrealized losses on equity securities, available-for-sale	(2.4)	(6.0)
Adjustments for assumed changes in amortization patterns	(136.2)	(121.9)
Adjustments for assumed changes in policyholder liabilities	(545.2)	(469.2)
Net unrealized gains on derivative instruments	163.6	186.5
Net unrealized gains on equity method subsidiaries and noncontrolling interest adjustments	53.7	68.0
Provision for deferred income taxes	(494.1)	(411.8)
Net unrealized gains on available-for-sale securities and derivative instruments	$979.4	$827.0

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

	March 31, 2017	December 31, 2016
	(in millions)
Commercial mortgage loans	$12,165.7	$12,055.2
Residential mortgage loans	1,267.6	1,219.9
Total amortized cost	13,433.3	13,275.1

Valuation allowance	(45.2)	(44.9)
Total carrying value	$13,388.1	$13,230.2

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. Mortgage loans purchased and sold were as follows:

	For the three months ended March 31,
	2017	2016
	(in millions)
Commercial mortgage loans:
Purchased	$27.6	$93.4
Residential mortgage loans:
Purchased	91.7	55.8
Sold	13.0	17.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on stabilized properties. Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	March 31, 2017		December 31, 2016
	Amortized	Percent	Amortized	Percent
	cost	of total	cost	of total
	($ in millions)
Geographic distribution
New England	$569.4	4.7%	$532.1	4.4%
Middle Atlantic	3,463.6	28.5	3,317.3	27.5
East North Central	638.4	5.2	652.6	5.4
West North Central	183.2	1.5	185.6	1.5
South Atlantic	2,177.3	17.9	2,189.5	18.2
East South Central	323.2	2.7	239.3	2.0
West South Central	1,153.6	9.5	1,211.7	10.1
Mountain	893.8	7.3	932.6	7.7
Pacific	2,674.8	22.0	2,707.2	22.5
International	88.4	0.7	87.3	0.7
Total	$12,165.7	100.0%	$12,055.2	100.0%

Property type distribution
Office	$4,467.9	36.7%	$4,417.6	36.6%
Retail	2,631.2	21.6	2,671.1	22.2
Industrial	1,796.0	14.8	1,802.4	15.0
Apartments	2,844.0	23.4	2,741.4	22.7
Hotel	236.9	1.9	260.7	2.2
Mixed use/other	189.7	1.6	162.0	1.3
Total	$12,165.7	100.0%	$12,055.2	100.0%

Our residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $152.3 million and $165.6 million and first lien mortgages with an amortized cost of $1,115.3 million and $1,054.3 million as of March 31, 2017 and December 31, 2016, respectively. Our residential home equity mortgages are concentrated in the United States and are generally second lien mortgages comprised of closed-end loans and lines of credit. Our first lien loans are concentrated in Chile and the United States.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

The amortized cost of our commercial mortgage loan portfolio by credit risk, as determined by our internal rating system expressed in terms of an S&P bond equivalent rating, was as follows:

	March 31, 2017
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$10,624.0	$155.2	$10,779.2
BBB+ thru BBB-	1,112.5	97.0	1,209.5
BB+ thru BB-	163.3	—	163.3
B+ and below	13.0	0.7	13.7
Total	$11,912.8	$252.9	$12,165.7

	December 31, 2016
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$10,612.8	$158.5	$10,771.3
BBB+ thru BBB-	1,009.8	100.6	1,110.4
BB+ thru BB-	160.5	—	160.5
B+ and below	12.1	0.9	13.0
Total	$11,795.2	$260.0	$12,055.2

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

The amortized cost of our performing and non-performing residential mortgage loans was as follows:

	March 31, 2017
	Home equity	First liens	Total
	(in millions)

Performing	$143.6	$1,104.7	$1,248.3
Non-performing	8.7	10.6	19.3
Total	$152.3	$1,115.3	$1,267.6

	December 31, 2016
	Home equity	First liens	Total
	(in millions)

Performing	$156.8	$1,043.1	$1,199.9
Non-performing	8.8	11.2	20.0
Total	$165.6	$1,054.3	$1,219.9

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

The amortized cost of mortgage loans on non-accrual status was as follows:

	March 31, 2017	December 31, 2016
	(in millions)
Residential:
Home equity	$8.7	$8.8
First liens	4.1	5.6
Total	$12.8	$14.4

The aging of our mortgage loans, based on amortized cost, was as follows:

	March 31, 2017
							Recorded
							investment
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total loans	accruing
	(in millions)
Commercial-brick and mortar	$—	$—	$—	$—	$11,912.8	$11,912.8	$—
Commercial-CTL	—	—	—	—	252.9	252.9	—
Residential-home equity	1.8	0.9	1.5	4.2	148.1	152.3	—
Residential-first liens	39.3	11.1	9.9	60.3	1,055.0	1,115.3	6.5
Total	$41.1	$12.0	$11.4	$64.5	$13,368.8	$13,433.3	$6.5

	December 31, 2016
							Recorded
							investment
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total loans	accruing
	(in millions)
Commercial-brick and mortar	$—	$—	$—	$—	$11,795.2	$11,795.2	$—
Commercial-CTL	—	—	—	—	260.0	260.0	—
Residential-home equity	1.9	1.1	1.4	4.4	161.2	165.6	—
Residential-first liens	40.1	11.3	10.0	61.4	992.9	1,054.3	5.6
Total	$42.0	$12.4	$11.4	$65.8	$13,209.3	$13,275.1	$5.6

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
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

A rollforward of our valuation allowance and ending balances of the allowance and loan balance by basis of impairment method was as follows:

	Commercial	Residential	Total
	(in millions)
For the three months ended March 31, 2017
Beginning balance	$27.4	$17.5	$44.9
Provision	0.6	—	0.6
Charge-offs	—	(1.6)	(1.6)
Recoveries	—	1.3	1.3
Ending balance	$28.0	$17.2	$45.2
Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$—	$5.8	$5.8
Collectively evaluated for impairment	28.0	11.4	39.4
Allowance ending balance	$28.0	$17.2	$45.2
Loan balance by basis of impairment method:
Individually evaluated for impairment	$—	$18.0	$18.0
Collectively evaluated for impairment	12,165.7	1,249.6	13,415.3
Loan ending balance	$12,165.7	$1,267.6	$13,433.3

For the three months ended March 31, 2016
Beginning balance	$27.5	$24.1	$51.6
Provision	(0.4)	(1.9)	(2.3)
Charge-offs	—	(0.8)	(0.8)
Recoveries	—	0.8	0.8
Ending balance	$27.1	$22.2	$49.3
Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$—	$7.2	$7.2
Collectively evaluated for impairment	27.1	15.0	42.1
Allowance ending balance	$27.1	$22.2	$49.3
Loan balance by basis of impairment method:
Individually evaluated for impairment	$—	$21.6	$21.6
Collectively evaluated for impairment	11,267.7	1,138.7	12,406.4
Loan ending balance	$11,267.7	$1,160.3	$12,428.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
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

	March 31, 2017
		Unpaid
	Recorded	principal	Related
	investment	balance	allowance
	(in millions)
With no related allowance recorded:
Residential-first liens	$0.4	$0.4	$—
With an allowance recorded:
Residential-home equity	13.0	14.1	5.4
Residential-first liens	4.6	4.5	0.4
Total:
Residential	$18.0	$19.0	$5.8

	December 31, 2016
		Unpaid
	Recorded	principal	Related
	investment	balance	allowance
	(in millions)
With no related allowance recorded:
Residential-first liens	$1.5	$1.5	$—
With an allowance recorded:
Residential-home equity	13.0	14.1	5.5
Residential-first liens	4.7	4.6	0.4
Total:
Residential	$19.2	$20.2	$5.9

	Average
	recorded	Interest income
	investment	recognized
	(in millions)
For the three months ended March 31, 2017
With no related allowance recorded:
Residential-first liens	$1.0	$—
With an allowance recorded:
Residential-home equity	13.0	0.1
Residential-first liens	4.7	—
Total:
Residential	$18.7	$0.1

For the three months ended March 31, 2016
With no related allowance recorded:
Residential-first liens	$3.4	$—
With an allowance recorded:
Residential-home equity	13.4	0.1
Residential-first liens	5.7	—
Total:
Residential	$22.5	$0.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
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

The following table includes information about outstanding loans that were modified and met the criteria of a TDR during the periods indicated. In addition, the table includes information for loans that were modified and met the criteria of a TDR within the past twelve months that were in payment default during the periods indicated:

	For the three months ended March 31, 2017
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Residential-home equity	5	$0.3	—	$—
Residential-first liens	—	—	1	0.1
Total	5	$0.3	1	$0.1

	For the three months ended March 31, 2016
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Residential-home equity	2	$0.2	—	$—
Total	2	$0.2	—	$—

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

Securities Posted as Collateral

As of March 31, 2017 and December 31, 2016, we posted $2,987.1 million and $2,562.8 million, respectively, in commercial mortgage loans and home equity mortgages to satisfy collateral requirements associated with our obligation under funding agreements with Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, as of March 31, 2017 and December 31, 2016, we posted $2,042.2 million and $2,233.2 million, respectively, in fixed maturities, available-for-sale securities to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant (“FCM”) agreements, a lending arrangement and our obligation under funding agreements with FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as mortgage loans and fixed maturities, available-for-sale, respectively, on our consolidated statements of financial position. Of the securities posted as collateral, as of March 31, 2017 and December 31, 2016, $179.9 million and $272.8 million, respectively, could be sold or repledged by the secured party.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

Balance Sheet Offsetting

Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	assets (1)	instruments (2)	received	Net amount
	(in millions)
March 31, 2017
Derivative assets	$310.6	$(147.1)	$(161.5)	$2.0
Reverse repurchase agreements	40.6	—	(40.6)	—
Total	$351.2	$(147.1)	$(202.1)	$2.0
December 31, 2016
Derivative assets	$887.2	$(294.2)	$(582.0)	$11.0
Reverse repurchase agreements	41.1	—	(41.1)	—
Total	$928.3	$(294.2)	$(623.1)	$11.0

(1)         The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents, respectively, on the consolidated statements of financial position. The above excludes $7.5 million and $6.4 million of derivative assets as of March 31, 2017 and December 31, 2016, respectively, that are not subject to master netting agreements or similar agreements. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Over-The-Counter Derivatives Cleared on Chicago Mercantile Exchange” for details of the CME variation margin rule change that impacted the amounts presented for 2017.

(2)         Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	liabilities (1)	instruments (2)	pledged	Net amount
	(in millions)
March 31, 2017
Derivative liabilities	$287.3	$(147.1)	$(115.5)	$24.7
Repurchase agreements	17.4	—	—	17.4
Total	$304.7	$(147.1)	$(115.5)	$42.1
December 31, 2016
Derivative liabilities	$567.5	$(294.2)	$(243.9)	$29.4
Repurchase agreements	9.7	—	—	9.7
Total	$577.2	$(294.2)	$(243.9)	$39.1

(1)         The gross amount of recognized derivative liabilities are reported with other liabilities on the consolidated statements of financial position. The above excludes $347.5 million and $394.3 million of derivative liabilities as of March 31, 2017 and December 31, 2016, respectively, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amount of recognized repurchase agreement liabilities are reported with short-term debt on the consolidated statements of financial position. The gross amounts of derivative and repurchase agreement liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Over-The-Counter

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

Derivatives Cleared on Chicago Mercantile Exchange” for details of the CME variation margin rule change that impacted the amounts presented for 2017.

(2)         Represents amount of offsetting derivative assets that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative liabilities for presentation on the consolidated statements of financial position.

The financial instruments that are subject to master netting agreements or similar agreements include right of setoff provisions. Derivative instruments include provisions to setoff positions covered under the agreements with the same counterparties and provisions to setoff positions outside of the agreements with the same counterparties in the event of default by one of the parties. Derivative instruments also include collateral or variation margin provisions, which are generally settled daily with each counterparty. See Note 4, Derivative Financial Instruments, for further details.

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
March 31, 2017
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

Currency options are contracts that give the holder the right, but not the obligation to buy or sell a specified amount of the identified currency within a limited period of time at a contracted price. The contracts are net settled in cash, based on the differential in the current foreign exchange rate and the strike price. Purchased and sold options can be combined to form a foreign currency collar where we receive a payment if the foreign exchange rate is below the purchased option strike price and make a payment if the foreign exchange rate is above the sold option strike price. We use currency options to hedge expected cash flows from our foreign operations.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

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

We had investment contracts in which the return was tied to a leveraged inflation index. We economically hedged the risk associated with these investment contracts.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

Derivatives may be exchange-traded or they may be privately negotiated contracts, which are usually referred to as OTC derivatives. Certain of our OTC derivatives are cleared and settled through central clearing counterparties (“OTC cleared”), while others are bilateral contracts between two counterparties (“bilateral OTC”). Our derivative transactions are generally documented under International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements. Management believes that such agreements provide for legally enforceable set-off and close-out netting of exposures to specific counterparties. Under such agreements, in connection with an early termination of a transaction, we are permitted to set off our receivable from a counterparty against our payables to the same counterparty arising out of all included transactions. For reporting purposes, we do not offset fair value amounts of bilateral OTC derivatives for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparties under master netting agreements. OTC cleared derivatives have variation margin that is legally characterized as settlement of the derivative exposure, which reduces their fair value in the consolidated statements of financial position.

We posted $192.2 million and $322.4 million in cash and securities under collateral arrangements as of March 31, 2017 and December 31, 2016, respectively, to satisfy collateral and initial margin requirements associated with our derivative credit support agreements and FCM agreements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of March 31, 2017 and December 31, 2016, was $279.8 million and $454.7 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral triggers, we posted collateral and initial margin of $192.2 million and $322.4 million as of March 31, 2017 and December 31, 2016, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2017, we would be required to post an additional $41.8 million of collateral to our counterparties.

As of March 31, 2017 and December 31, 2016, we had received $131.7 million and $576.3 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
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

	March 31, 2017	December 31, 2016
	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$22,620.4	$23,520.4
Interest rate options	3,970.5	4,950.5
Interest rate futures	112.5	96.0
Swaptions	14.0	77.0
Foreign exchange contracts:
Currency forwards	896.4	851.3
Currency swaps	850.7	1,552.0
Currency options	63.2	—
Equity contracts:
Equity options	3,515.1	3,505.8
Equity futures	338.2	545.1
Credit contracts:
Credit default swaps	867.5	961.3
Total return swaps	80.0	90.0
Futures	17.0	11.9
Other contracts:
Embedded derivatives	10,231.2	10,209.5
Total notional amounts at end of period	$43,576.7	$46,370.8

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$187.6	$733.1
Interest rate options	23.7	27.3
Foreign exchange contracts:
Currency swaps	95.2	106.2
Currency forwards	7.0	6.4
Currency options	0.2	—
Equity contracts:
Equity options	15.7	28.2
Credit contracts:
Credit default swaps	7.6	7.0
Total return swaps	0.1	0.7
Total gross credit exposure	337.1	908.9
Less: collateral received	172.2	586.8
Net credit exposure	$164.9	$322.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$2.3	$4.4	$28.0	$71.3
Foreign exchange contracts	69.1	86.8	20.0	143.4
Total derivatives designated as hedging instruments	$71.4	$91.2	$48.0	$214.7

Derivatives not designated as hedging instruments
Interest rate contracts	$191.0	$739.3	$49.2	$200.6
Foreign exchange contracts	32.6	27.2	52.3	56.2
Equity contracts	15.6	28.2	138.8	95.9
Credit contracts	7.5	7.7	3.5	5.7
Other contracts	—	—	343.0	388.7
Total derivatives not designated as hedging instruments	246.7	802.4	586.8	747.1

Total derivative instruments	$318.1	$893.6	$634.8	$961.8

(1)         The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.

(2)         The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivative liabilities with a fair value of $119.6 million and $176.5 million as of March 31, 2017 and December 31, 2016, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also have purchased credit protection with identical underlyings to certain of our sold protection transactions. As of March 31, 2017 and December 31, 2016, we did not purchase credit protection relating to our sold protection transactions. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

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
March 31, 2017
(Unaudited)

The following tables show our credit default swap protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	March 31, 2017
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
	(in millions)
Single name credit default swaps
Corporate debt
AAA	$30.0	$0.5	$30.0	2.0
AA	94.0	0.7	94.0	0.9
A	105.0	0.8	105.0	1.1
BBB	310.0	3.2	310.0	1.8
B	20.0	(0.3)	20.0	2.6
CCC	10.0	0.5	10.0	2.7
Government/municipalities
AA	30.0	0.4	30.0	2.1
Sovereign
AA	10.0	0.2	10.0	2.5
BBB	55.0	0.4	55.0	3.1
Total single name credit default swaps	664.0	6.4	664.0	1.8

Basket and index credit default swaps
Government/municipalities
AA	30.0	(0.3)	30.0	0.5
Structured finance
AAA	0.9	—	0.9	0.7
AA	2.1	—	2.1	0.5
Total basket and index credit default swaps	33.0	(0.3)	33.0	0.5
Total credit default swap protection sold	$697.0	$6.1	$697.0	1.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

	December 31, 2016
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

(1)         Includes $60.0 million as of December 31, 2016, notional of derivatives in consolidated collateralized private investment vehicle VIEs where the credit risk is borne by third party investors.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

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

	March 31, 2017
			Weighted
			average
	Amortized	Carrying	expected life
	cost	value	(in years)
	(in millions)
Structured finance
AA	$10.3	$10.3	0.5
Total structured finance	10.3	10.3	0.5
Total fixed maturities with credit derivatives	$10.3	$10.3	0.5

	December 31, 2016
			Weighted
			average
	Amortized	Carrying	expected life
	cost	value	(in years)
	(in millions)

Structured finance
AA	$14.1	$14.1	0.6
BBB	3.5	3.5	0.8
BB	2.3	2.3	0.8
CCC	4.7	4.7	1.2
Total structured finance	24.6	24.6	0.8
Total fixed maturities with credit derivatives	$24.6	$24.6	0.8

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
March 31, 2017
(Unaudited)

The following table shows the effect of derivatives in fair value hedging relationships and the related hedged items on the consolidated statements of operations. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

				Amount of gain (loss)
	Amount of gain (loss)			recognized in net income on
	recognized in net income on			related hedged item for the
	derivatives for the three months			three months ended
Derivatives in fair value hedging	ended March 31, (1)		Hedged items in fair value	March 31, (1)
relationships	2017	2016	hedging relationships	2017	2016
	(in millions)			(in millions)
Interest rate contracts	$2.0	$(7.9)	Fixed maturities, available-for-sale	$(2.0)	$7.9
Interest rate contracts	(0.7)	2.9	Investment contracts	0.6	(2.8)
Total	$1.3	$(5.0)	Total	$(1.4)	$5.1

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

	Amount of gain (loss) for the three
	months ended March 31,
Hedged item	2017	2016
	(in millions)
Fixed maturities, available-for-sale (1)	$(3.2)	$(13.1)
Investment contracts (2)	0.4	0.7

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

The maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 3.2 years. As of March 31, 2017, we had $11.8 million of net gains reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from AOCI into net income. During the three months ended March 31, 2017 and 2016, we did not have any reclassifications from AOCI into net realized capital gains (losses) as a result of the determination that hedged cash flows were probable of not occurring.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of operations and consolidated statements of financial position. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

		Amount of gain (loss)			Amount of gain (loss)
		recognized in AOCI on			reclassified from AOCI on
		derivatives (effective portion)		Location of gain (loss)	derivatives (effective portion)
Derivatives in cash		for the three months ended		reclassified from AOCI	for the three months ended
flow hedging		March 31,		into net income	March 31,
relationships	Related hedged item	2017	2016	(effective portion)	2017	2016
		(in millions)			(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$(32.3)	$28.6	Net investment income	$5.2	$4.6
				Net realized capital losses	(0.7)	—
Interest rate contracts	Investment contracts	—	1.1	Benefits, claims and settlement expenses	—	—
Interest rate contracts	Debt	—	—	Operating expense	(2.6)	(2.2)
Foreign exchange contracts	Fixed maturities, available-for-sale	(20.2)	(5.4)	Net realized capital gains	10.6	0.6
Foreign exchange contracts	Investment contracts	—	2.6	Benefits, claims and settlement expenses	—	—
Total		$(52.5)	$26.9	Total	$12.5	$3.0

The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in cash flow hedging relationships.

	Amount of gain (loss) for the three
	months ended March 31,
Hedged item	2017	2016
	(in millions)
Fixed maturities, available-for-sale (1)	$1.8	$1.5
Investment contracts (2)	(0.8)	(5.0)

(1)                   Reported in net investment income on the consolidated statements of operations.

(2)                   Reported in benefits, claims and settlement expenses on the consolidated statements of operations.

The ineffective portion of our cash flow hedges is reported in net realized capital gains (losses) on the consolidated statements of operations. The net gain resulting from the ineffective portion of foreign currency contracts in cash flow hedging relationships was $0.0 million and $0.0 million for the three months ended March 31, 2017 and 2016, respectively.

We expect to reclassify net gains of $15.7 million from AOCI into net income in the next 12 months, which includes both net deferred gains on discontinued hedges and net losses on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

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
March 31, 2017
(Unaudited)

The following table shows the effect of derivatives not designated as hedging instruments, including fair value changes of embedded derivatives that have been bifurcated from the host contract, on the consolidated statements of operations.

	Amount of gain (loss) recognized in
	net income on derivatives for the three
	months ended March 31,
Derivatives not designated as hedging instruments	2017	2016
	(in millions)
Interest rate contracts	$(24.8)	$187.7
Foreign exchange contracts	11.1	27.6
Equity contracts	(64.4)	8.5
Credit contracts	7.8	18.8
Other contracts	54.8	(37.7)
Total	$(15.5)	$204.9

5.  Insurance Liabilities

Liability for Unpaid Claims

The liability for unpaid claims is reported in future policy benefits and claims within our consolidated statements of financial position. Activity associated with unpaid claims was as follows:

	For the three months ended March 31,
	2017	2016
	(in millions)
Balance at beginning of period	$2,001.3	$1,872.2
Less reinsurance recoverable	340.3	314.1
Net balance at beginning of period	1,661.0	1,558.1
Incurred:
Current year	301.0	280.7
Prior years	11.3	6.5
Total incurred	312.3	287.2
Payments:
Current year	140.4	127.2
Prior years	143.9	130.2
Total payments	284.3	257.4
Net balance at end of period	1,689.0	1,587.9
Plus reinsurance recoverable	345.9	323.8
Balance at end of period	$2,034.9	$1,911.7

Amounts not included in the rollforward above:
Claim adjustment expense liabilities	$50.0	$59.9

Incurred liability adjustments relating to prior years, which affected current operations during 2017 and 2016, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid claims.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

6. Income Taxes

Effective Income Tax Rate

Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate was as follows:

	For the three months ended March 31,
	2017	2016
U.S. corporate income tax rate	35%	35%
Dividends received deduction	(10)	(9)
Impact of equity method presentation	(4)	(2)
Tax credits	(3)	(2)
Merger of Brazilian legal entities	—	(3)
Other	(3)	(3)
Effective income tax rate	15%	16%

7. Employee and Agent Benefits

Components of Net Periodic Benefit Cost

			Other postretirement
	Pension benefits		benefits
	For the three months ended		For the three months ended
	March 31,		March 31,
	2017	2016	2017	2016
	(in millions)
Service cost	$16.8	$16.2	$—	$0.6
Interest cost	31.1	33.7	1.0	1.7
Expected return on plan assets	(36.0)	(38.7)	(6.9)	(8.1)
Amortization of prior service benefit	(0.6)	(0.6)	(8.6)	(5.1)
Recognized net actuarial loss	17.0	19.3	—	0.1
Net periodic benefit cost (income)	$28.3	$29.9	$(14.5)	$(10.8)

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. It is too early to determine, but we do not anticipate that we will be required to fund a minimum required contribution under ERISA. Regardless, it is possible that we may fund the qualified and nonqualified pension plans in 2017 for a combined total of up to $125.0 million. During the three months ended March 31, 2017, we contributed $35.2 million to these plans.

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
March 31, 2017
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

On August 29, 2013, American Chemicals & Equipment, Inc. 401(k) Retirement Plan (“ACE”) filed a lawsuit in the United States District Court for the Northern District of Alabama against PMC and Principal Global Investors, LLC (the “ACE Defendants”). The lawsuit alleged the ACE Defendants breached their fiduciary duty under Section 36(b) of the Investment Company Act by charging excessive fees on certain of the LifeTime series target date funds. Principal Global Investors, LLC was dismissed from the case on December 29, 2015. PMC was granted summary judgment on February 8, 2016, and the case was dismissed. ACE has appealed the grant of summary judgment and subsequent dismissal to the Eighth Circuit Court of Appeals. PMC continues to aggressively defend the lawsuit.

In 2008, Principal Life received approximately $440.0 million in connection with the termination of certain structured transactions and the resulting prepayment of Principal Life’s investment in those transactions. The transactions involved Lehman Brothers Special Financing Inc. and Lehman Brothers Holdings Inc. (collectively, “Lehman”) in various capacities. Subsequent to Lehman’s 2008 bankruptcy filing, its bankruptcy estate initiated several lawsuits seeking to recover from numerous sources significant amounts to which it claims entitlement under various theories. We are one of a large group of defendants to this action. The estate’s claim against Principal Life, including interest, was approximately $600.0 million. On June 28, 2016, the bankruptcy court granted the Defendants’ motion to dismiss directed at common issues and dismissed with prejudice all claims against Principal Life. Lehman has appealed the bankruptcy court’s decision to the U.S. District Court for the Southern District of New York.

While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe any such matter will have a material adverse effect on our business or financial position. As of March 31, 2017, we had no estimated losses accrued related to the legal matters discussed above because we believe the chance of loss from these matters is not probable and the amount of loss cannot be reasonably estimated.

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

The outcome of such matters is always uncertain, and unforeseen results can occur. It is possible such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts we could not estimate as of March 31, 2017.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. The terms of these agreements range in duration and often are not explicitly defined. The maximum exposure under these agreements as of March 31, 2017, was approximately $142.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period.

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

9. Stockholders’ Equity

Reconciliation of Outstanding Common Shares

	For the three months ended March 31,
	2017	2016
	(in millions)
Beginning balance	287.7	291.4
Shares issued	2.7	1.9
Treasury stock acquired	(2.3)	(2.9)
Ending balance	288.1	290.4

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

Other Comprehensive Income

	For the three months ended March 31, 2017
	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized gains on available-for-sale securities during the period	$303.7	$(102.8)	$200.9
Reclassification adjustment for losses included in net income (1)	42.7	(14.9)	27.8
Adjustments for assumed changes in amortization patterns	(15.6)	5.4	(10.2)
Adjustments for assumed changes in policyholder liabilities	(78.6)	24.0	(54.6)
Net unrealized gains on available-for-sale securities	252.2	(88.3)	163.9

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	1.5	(0.5)	1.0
Adjustments for assumed changes in amortization patterns	(0.2)	0.1	(0.1)
Adjustments for assumed changes in policyholder liabilities	(0.3)	0.1	(0.2)
Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	1.0	(0.3)	0.7

Net unrealized losses on derivative instruments during the period	(10.4)	3.2	(7.2)
Reclassification adjustment for gains included in net income (3)	(12.5)	4.5	(8.0)
Adjustments for assumed changes in amortization patterns	1.5	(0.5)	1.0
Adjustments for assumed changes in policyholder liabilities	2.9	(0.9)	2.0
Net unrealized losses on derivative instruments	(18.5)	6.3	(12.2)

Foreign currency translation adjustment	68.0	(3.6)	64.4

Amortization of prior service cost and actuarial loss included in net periodic benefit cost (4)	7.8	(3.5)	4.3
Net unrecognized postretirement benefit obligation	7.8	(3.5)	4.3

Other comprehensive income	$310.5	$(89.4)	$221.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

Accumulated Other Comprehensive Loss

		Noncredit
	Net unrealized	component of	Net unrealized	Foreign	Unrecognized	Accumulated
	gains on	impairment losses	gains	currency	postretirement	other
	available-for-sale	on fixed maturities	on derivative	translation	benefit	comprehensive
	securities	available-for-sale	instruments	adjustment	obligation	loss
	(in millions)
Balances as of January 1, 2016	$732.1	$(86.0)	$69.8	$(1,148.2)	$(450.2)	$(882.5)
Other comprehensive income during the period, net of adjustments	368.5	(4.2)	3.4	126.2	—	493.9
Amounts reclassified from AOCI	35.9	—	(2.1)	—	8.0	41.8
Other comprehensive income	404.4	(4.2)	1.3	126.2	8.0	535.7
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(9.3)	—	(9.3)
Balances as of March 31, 2016	$1,136.5	$(90.2)	$71.1	$(1,031.3)	$(442.2)	$(356.1)

Balances as of January 1, 2017	$831.2	$(89.5)	$85.3	$(1,093.8)	$(408.4)	$(675.2)
Other comprehensive income during the period, net of adjustments	136.1	—	(4.2)	63.4	—	195.3
Amounts reclassified from AOCI	27.8	0.7	(8.0)	—	4.3	24.8
Other comprehensive income	163.9	0.7	(12.2)	63.4	4.3	220.1
Balances as of March 31, 2017	$995.1	$(88.8)	$73.1	$(1,030.4)	$(404.1)	$(455.1)

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

Following is a reconciliation of the changes in the redeemable noncontrolling interest (in millions):

Balance as of January 1, 2016	$85.7
Net loss attributable to redeemable noncontrolling interest	(0.2)
Redeemable noncontrolling interest of newly consolidated entities (1)	179.5
Contributions from redeemable noncontrolling interest	22.1
Distributions to redeemable noncontrolling interest	(17.1)
Purchase of subsidiary shares from redeemable noncontrolling interest	(8.1)
Change in redemption value of redeemable noncontrolling interest	(3.1)
Other comprehensive income attributable to redeemable noncontrolling interest	2.1
Balance as of March 31, 2016	$260.9

Balance as of January 1, 2017	$97.5
Net income attributable to redeemable noncontrolling interest	2.8
Redeemable noncontrolling interest of deconsolidated entities (2)	(1.5)
Contributions from redeemable noncontrolling interest	4.7
Distributions to redeemable noncontrolling interest	(9.5)
Change in redemption value of redeemable noncontrolling interest	0.5
Other comprehensive income attributable to redeemable noncontrolling interest	0.6
Balance as of March 31, 2017	$95.1

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

Fair value estimates are made based on available market information and judgments about the financial instrument at a specific point in time. Such estimates do not consider the tax impact of the realization of unrealized gains or losses. In addition, the disclosed fair value may not be realized in the immediate settlement of the financial instrument. We validate prices through an investment analyst review process, which includes validation through direct interaction with external sources, review of recent trade activity or use of internal models. In circumstances where broker quotes are used to value an instrument, we generally receive one non-binding quote. Broker quotes are validated through an investment analyst review process, which includes validation through direct interaction with external sources and use of internal models or other relevant information. We did not make any significant changes to our valuation processes during 2017.

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities. When available, the fair value of fixed maturities is based on quoted prices of identical assets in active markets. These are reflected in Level 1 and primarily include U.S. Treasury bonds and actively traded redeemable corporate preferred securities.

When quoted prices of identical assets in active markets are not available, our first priority is to obtain prices from third party pricing vendors. We have regular interaction with these vendors to ensure we understand their pricing methodologies and to confirm they are utilizing observable market information. Their methodologies vary by asset class and include inputs such as estimated cash flows, benchmark yields, reported trades, broker quotes, credit quality, industry events and economic events. Fixed maturities with validated prices from pricing services, which includes the majority of our public fixed maturities in all asset classes, are generally reflected in Level 2. Also included in Level 2 are corporate bonds when quoted market prices are not available, for which an internal model using substantially all observable inputs or a matrix pricing valuation approach is used. In the matrix approach, securities are grouped into pricing categories that vary by sector, rating and average life. Each pricing category is assigned a risk spread based on studies of observable public market data from the investment professionals assigned to specific security classes. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread. Although the matrix valuation approach provides a fair valuation of each pricing category, the valuation of an individual security within each pricing category may actually be impacted by company specific factors.

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of March 31, 2017, less than 1% of our total fixed maturities were Level 3 securities valued using internal pricing models.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

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

Derivatives

The fair values of exchange-traded derivatives are determined through quoted market prices, which are reflected in Level 1. Exchange-traded derivatives include futures that are settled daily, which reduces their fair value in the consolidated statements of financial position. The fair values of OTC cleared derivatives are determined through market prices published by the clearinghouses, which are reflected in Level 2. The clearinghouses may utilize the overnight indexed swap (“OIS”) curve in their valuation. Beginning in 2017, variation margin associated with OTC cleared derivatives is settled daily, which reduces their fair value in the consolidated statements of financial position. The fair values of bilateral OTC derivative instruments are determined using either pricing valuation models that utilize market observable inputs or broker quotes. The majority of our bilateral OTC derivatives are valued with models that use market observable inputs, which are reflected in Level 2. Significant inputs include contractual terms, interest rates, currency exchange rates, credit spread curves, equity prices and volatilities. These valuation models consider projected discounted cash flows, relevant swap curves and appropriate implied volatilities. Certain bilateral OTC derivatives utilize unobservable market data, primarily independent broker quotes that are nonbinding quotes based on models that do not reflect the result of market transactions, which are reflected in Level 3.

Our non-cleared derivative contracts are generally documented under ISDA Master Agreements, which provide for legally enforceable set-off and close-out netting of exposures to specific counterparties. Collateral arrangements are bilateral and based on current ratings of each entity. We utilize the LIBOR interest rate curve to value our positions, which includes a credit spread. This credit spread incorporates an appropriate level of nonperformance risk into our valuations given the current ratings of our counterparties, as well as the collateral agreements in place. Counterparty credit risk is routinely monitored to ensure our adjustment for non-performance risk is appropriate. Our centrally cleared derivative contracts are conducted with regulated centralized clearinghouses, which provide for daily exchange of cash collateral or variation margin equal to the difference in the daily market values of those contracts that eliminates the non-performance risk on these trades.

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

Foreign Exchange Contracts. We use discounted cash flow valuation techniques that utilize observable swap curves and exchange rates as the inputs to determine the fair value of foreign currency swaps. These are reflected in Level 2. Currency forwards and currency options are valued using observable market inputs, including forward currency exchange rates. These are reflected in Level 2. In addition, we have a limited number of non-standard currency swaps that are valued using broker quotes. These are reflected within Level 3.

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
March 31, 2017
(Unaudited)

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

Commercial mortgage loans of consolidated VIEs are valued using the more observable fair value of the liabilities of the consolidated collateralized financing entities (“CCFEs”) under the measurement alternative guidance and are reflected in Level 2. The liabilities are affiliated so are not reflected in our consolidated results.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

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

As of December 31, 2016, obligations of consolidated VIEs for which the fair value option was elected were included in other liabilities. The VIEs’ unaffiliated obligations were valued utilizing internal pricing models, which were reflected in Level 3.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2017
	Assets/	Amount
	(liabilities)	measured at	Fair value hierarchy level
	measured at	net asset
	fair value	value (5)	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,438.2	$—	$938.0	$500.2	$—
Non-U.S. governments	1,004.8	—	3.0	935.3	66.5
States and political subdivisions	5,999.5	—	—	5,999.5	—
Corporate	35,565.5	—	21.1	35,309.1	235.3
Residential mortgage-backed securities	2,839.9	—	—	2,839.9	—
Commercial mortgage-backed securities	3,862.9	—	—	3,800.2	62.7
Collateralized debt obligations	987.9	—	—	960.4	27.5
Other debt obligations	5,290.4	—	—	5,283.9	6.5
Total fixed maturities, available-for-sale	56,989.1	—	962.1	55,628.5	398.5
Fixed maturities, trading	278.0	—	—	278.0	—
Equity securities, available-for-sale	114.0	—	68.6	42.7	2.7
Equity securities, trading	1,506.3	—	466.1	1,039.6	0.6
Derivative assets (1)	318.1	—	—	287.3	30.8
Other investments (2)	545.2	93.3	226.3	187.3	38.3
Cash equivalents (3)	989.6	—	56.8	932.8	—
Sub-total excluding separate account assets	60,740.3	93.3	1,779.9	58,396.2	470.9

Separate account assets	146,374.7	—	83,140.8	55,976.3	7,257.6
Total assets	$207,115.0	$93.3	$84,920.7	$114,372.5	$7,728.5

Liabilities
Investment contracts (4)	$(119.6)	$—	$—	$—	$(119.6)
Derivative liabilities (1)	(291.7)	—	—	(273.6)	(18.1)
Other liabilities (4)	(224.5)	—	—	(224.5)	—
Total liabilities	$(635.8)	$—	$—	$(498.1)	$(137.7)

Net assets	$206,479.2	$93.3	$84,920.7	$113,874.4	$7,590.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

	December 31, 2016
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

(4)  Includes bifurcated embedded derivatives that are reported at fair value within the same line item in the consolidated statements of financial position in which the host contract is reported. As of December 31, 2016, other liabilities also include obligations of consolidated VIEs reported at fair value.

(5)  Certain investments are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy. These consist of certain fund interests that are restricted until maturity with unfunded commitments totaling $56.5 million and $57.6 million as of March 31, 2017 and December 31, 2016, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows:

	For the three months ended March 31, 2017
		Total realized/unrealized						Changes in
	Beginning	gains (losses)		Net			Ending	unrealized
	asset/			purchases,			asset/	gains (losses)
	(liability)			sales,			(liability)	included in
	balance		Included in	issuances			balance	net income
	as of	Included in	other	and	Transfers	Transfers	as of	relating to
	December 31,	net income	comprehensive	settlements	into	out of	March 31,	positions still
	2016	(1)	income	(3)	Level 3	Level 3	2017	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$62.1	$(0.1)	$0.3	$4.2	$—	$—	$66.5	$(0.1)
Corporate	259.1	(1.8)	0.4	(27.0)	4.6	—	235.3	(0.2)
Commercial mortgage-backed securities	71.1	(1.2)	2.6	(1.0)	0.7	(9.5)	62.7	(1.2)
Collateralized debt obligations	33.6	—	(0.7)	(5.4)	—	—	27.5	—
Other debt obligations	91.5	(0.1)	0.1	(0.3)	—	(84.7)	6.5	—
Total fixed maturities, available-for-sale	517.4	(3.2)	2.7	(29.5)	5.3	(94.2)	398.5	(1.5)
Fixed maturities, trading	92.9	(2.4)	—	(92.4)	1.9	—	—	(2.4)
Equity securities, available-for-sale	2.7	—	—	—	—	—	2.7	—
Equity securities, trading	—	(0.1)	—	—	0.7	—	0.6	(0.1)
Derivative assets	33.9	(3.2)	—	0.1	—	—	30.8	(3.1)
Other investments	36.9	1.2	—	0.2	—	—	38.3	1.2
Separate account assets (2)	7,354.8	163.8	(0.3)	(259.8)	—	(0.9)	7,257.6	167.7

Liabilities
Investment contracts	(176.5)	52.6	0.1	4.2	—	—	(119.6)	51.6
Derivative liabilities	(22.6)	4.6	—	(0.1)	—	—	(18.1)	3.1
Other liabilities	(59.9)	(0.1)	—	60.0	—	—	—	—

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

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

(3)  Gross purchases, sales, issuances and settlements were:

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

	For the three months ended March 31, 2017
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$21.8	$(17.3)	$—	$(0.3)	$4.2
Corporate	18.0	(37.8)	—	(7.2)	(27.0)
Commercial mortgage-backed securities	—	—	—	(1.0)	(1.0)
Collateralized debt obligations	—	—	—	(5.4)	(5.4)
Other debt obligations	—	—	—	(0.3)	(0.3)
Total fixed maturities, available-for-sale	39.8	(55.1)	—	(14.2)	(29.5)
Fixed maturities, trading	—	—	—	(92.4)	(92.4)
Derivative assets	0.3	(0.2)	—	—	0.1
Other investments	0.2	—	—	—	0.2
Separate account assets (4)	58.6	(310.5)	(71.3)	63.4	(259.8)

Liabilities
Investment contracts	—	—	0.2	4.0	4.2
Derivative liabilities	(0.2)	0.1	—	—	(0.1)
Other liabilities	—	—	—	60.0	60.0

	For the three months ended March 31, 2016
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$16.7	$—	$—	$(0.4)	$16.3
Corporate	23.9	(9.3)	—	(11.4)	3.2
Commercial mortgage-backed securities	—	—	—	(0.1)	(0.1)
Other debt obligations	—	—	—	(0.4)	(0.4)
Total fixed maturities, available-for-sale	40.6	(9.3)	—	(12.3)	19.0
Derivative assets	—	0.4	—	—	0.4
Other investments	0.2	—	—	—	0.2
Separate account assets (4)	56.2	(60.7)	(92.8)	24.3	(73.0)

Liabilities
Investment contracts	—	—	1.1	1.6	2.7
Derivative liabilities	—	0.3	—	—	0.3

(4)      Issuances and settlements include amounts related to mortgage encumbrances associated with real estate in our separate accounts.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels were as follows:

	For the three months ended March 31, 2017
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$4.6	$—	$—
Commercial mortgage-backed securities	—	—	—	0.7	—	9.5
Other debt obligations	—	—	—	—	—	84.7
Total fixed maturities, available-for-sale	—	—	—	5.3	—	94.2
Fixed maturities, trading	—	—	—	1.9	—	—
Equity securities, trading	—	—	—	0.7	—	—
Separate account assets	0.7	—	—	—	—	0.9

	For the three months ended March 31, 2016
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$—	$—	$1.7
Commercial mortgage-backed securities	—	—	—	—	—	2.3
Total fixed maturities, available-for-sale	—	—	—	—	—	4.0
Separate account assets	26.2	—	4.5	0.8	—	—

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

Assets transferred into Level 3 during the three months ended March 31, 2017 and 2016, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations.

Assets transferred out of Level 3 during the three months ended March 31, 2017 and 2016, included those for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
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

	March 31, 2017
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$7.2	Discounted cash flow	Discount rate (1)	2.4%	2.4%
			Illiquidity premium	50 basis points (“bps”)	50bps
			Comparability adjustment	(25)bps	(25)bps
Corporate	52.3	Discounted cash flow	Discount rate (1)	0.9%-7.4%	3.8%
			Illiquidity premium	0bps-60bps	27bps
			Comparability adjustment	0bps-80bps	20bps
Commercial mortgage-backed		Discounted cash	Discount rate (1)	2.6%-14.8%	9.9%
securities	43.1	flow	Probability of default	0.0%-10.0%	7.0%
			Potential loss severity	0.0%-98.0%	36.6%
Other debt obligations	6.5	Discounted cash flow	Discount rate (1)	5.0%	5.0%
			Illiquidity premium	500bps	500bps
Other investments	38.3	Discounted cash flow - equity method real estate investments	Discount rate (1)	7.5%	7.5%
			Terminal capitalization rate	6.8%	6.8%
			Average market rent growth rate	2.7%	2.7%
		Discounted cash flow - equity method real estate investments - debt	Loan to value	49.9%	49.9%
			Credit spread rate	2.0%	2.0%

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

	March 31, 2017
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Separate account assets	7,100.8	Discounted cash flow - mortgage loans	Discount rate (1)	1.6%-5.9%	3.9%
			Illiquidity premium	0bps-60bps	13bps
			Credit spread rate	72bps-502bps	224bps
		Discounted cash flow - real estate	Discount rate (1)	5.8%-17.2%	6.9%
			Terminal capitalization rate	4.3%-9.3%	6.0%
			Average market rent growth rate	1.9%-4.4%	2.9%
		Discounted cash flow - real estate debt	Loan to value	11.8%-68.0%	46.3%
			Credit spread rate	3.2%-5.2%	3.8%

Liabilities
Investment contracts	(119.6)	Discounted cash flow	Long duration interest rate	2.6%-2.7% (2)
			Long-term equity market volatility	15.0%-43.5%
			Non-performance risk	0.3%-1.6%
			Utilization rate	See note (3)
			Lapse rate	0.5%-14.1%
			Mortality rate	See note (4)

	December 31, 2016
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$7.6	Discounted cash flow	Discount rate (1)	2.3%	2.3%
			Illiquidity premium	50bps	50bps
			Comparability adjustment	(25)bps	(25)bps
Corporate	49.8	Discounted cash flow	Discount rate (1)	1.5%-7.6%	4.0%
			Illiquidity premium	0bps-60bps	27bps
			Comparability adjustment	0bps-20bps	6bps

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

	December 31, 2016
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Commercial mortgage-backed securities		Discounted cash flow	Discount rate (1)	3.1%-12.8%	10.2%
	49.3		Probability of default	0.0%-10.0%	7.8%
			Potential loss severity	0.0%-99.5%	39.5%
Collateralized debt obligations	0.2	Discounted cash flow	Discount rate (1)	95.1%	95.1%
			Probability of default	100.0%	100.0%
			Potential loss severity	91.2%	91.2%
Other debt obligations	6.8	Discounted cash flow	Discount rate (1)	5.0%	5.0%
			Illiquidity premium	500bps	500bps
Fixed maturities, trading	10.5	Discounted cash flow	Discount rate (1)	2.3%-9.0%	2.7%
			Illiquidity premium	0bps-300bps	240bps
Other investments	36.9	Discounted cash flow - equity method real estate investments	Discount rate (1)	7.6%	7.6%
			Terminal capitalization rate	6.8%	6.8%
			Average market rent growth rate	2.9%	2.9%
		Discounted cash flow - equity method real estate investments - debt	Loan to value	52.5%	52.5%
			Credit spread rate	2.1%	2.1%

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

	December 31, 2016
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Separate account assets	7,225.4	Discounted cash flow - mortgage loans	Discount rate (1)	1.4%-5.3%	3.7%
			Illiquidity premium	0bps-60bps	13bps
			Credit spread rate	83bps-472bps	227bps
		Discounted cash flow - real estate	Discount rate (1)	5.8%-16.2%	7.0%
			Terminal capitalization rate	4.3%-9.3%	6.1%
			Average market rent growth rate	1.8%-4.3%	2.9%
		Discounted cash flow - real estate debt	Loan to value	6.3%-69.7%	47.0%
			Credit spread rate	3.3%-4.6%	3.9%

Liabilities
Investment contracts	(176.5)	Discounted cash flow	Long duration interest rate	2.6%-2.7% (2)
			Long-term equity market volatility	16.0%-45.9%
			Non-performance risk	0.3%-1.7%
			Utilization rate	See note (3)
			Lapse rate	0.5%-14.1%
			Mortality rate	See note (4)

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. During the three months ended March 31, 2017, certain mortgage loans had been marked to fair value of $1.1 million. The net impact of write-downs of loans reclassified to held-for-sale, impairments and improvements in estimated fair value of previously impaired loans resulted in a net loss of $0.3 million for the three months ended March 31, 2017, that was recorded in net realized capital gains (losses) as part of the mortgage loan valuation allowance. This includes the impact of certain loans no longer on our books. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve significant unobservable inputs.

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

Fair Value Option

We elected fair value accounting for:

•                 Certain commercial mortgage loans of consolidated VIEs for which it was not practicable for us to determine the carrying value. In addition, as of December 31, 2016, we had certain obligations of consolidated VIEs for which it was not practicable for us to determine the carrying value.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

March 31, 2017

(Unaudited)

The following tables present information regarding the assets and liabilities for which the fair value option was elected.

	March 31, 2017	December 31, 2016
	(in millions)
Commercial mortgage loans of consolidated VIEs (1) (2)
Fair value	$11.5	$12.4
Aggregate contractual principal	11.1	12.0

Obligations of consolidated VIEs (3)
Fair value	—	59.9
Aggregate unpaid principal	—	60.0

Real estate ventures (1)
Fair value	38.3	36.9

Investment funds (1)
Fair value	37.6	36.9

(1)         Reported with other investments in the consolidated statements of financial position.

(2)         None of the loans were more than 90 days past due or in non-accrual status.

(3)         Reported with other liabilities in the consolidated statements of financial position.

	For the three months ended March 31,
	2017	2016
	(in millions)
Commercial mortgage loans of consolidated VIEs
Change in fair value pre-tax loss (1) (2)	$(0.1)	$(0.2)
Interest income (3)	0.2	0.3

Obligations of consolidated VIEs
Change in fair value pre-tax loss - instrument specific credit risk (2) (4)	(0.1)	(5.0)
Change in fair value pre-tax loss (2)	(0.1)	(5.0)
Interest expense (5)	0.3	0.3

Real estate ventures
Change in fair value pre-tax gain (6)	1.2	0.5

Investment funds
Change in fair value pre-tax gain (loss) (6) (7)	1.2	(0.3)
Dividend income (6)	—	0.3

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

March 31, 2017

(Unaudited)

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	March 31, 2017
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$13,388.1	$13,681.3	$—	$—	$13,681.3
Policy loans	819.6	1,001.0	—	—	1,001.0
Other investments	266.3	272.6	—	190.6	82.0
Cash and cash equivalents	545.1	545.1	504.5	40.6	—
Investment contracts	(31,219.3)	(30,754.0)	—	(5,398.6)	(25,355.4)
Short-term debt	(59.5)	(59.5)	—	(59.5)	—
Long-term debt	(3,126.2)	(3,286.8)	—	(3,286.8)	—
Separate account liabilities	(133,618.1)	(132,410.5)	—	—	(132,410.5)
Bank deposits	(2,206.6)	(2,203.3)	(1,601.5)	(601.8)	—
Cash collateral payable	(136.1)	(136.1)	(136.1)	—	—

	December 31, 2016
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$13,230.2	$13,453.2	$—	$—	$13,453.2
Policy loans	823.8	1,011.0	—	—	1,011.0
Other investments	230.3	236.8	—	157.7	79.1
Cash and cash equivalents	772.5	772.5	731.4	41.1	—
Investment contracts	(31,089.4)	(30,622.6)	—	(5,400.8)	(25,221.8)
Short-term debt	(51.4)	(51.4)	—	(51.4)	—
Long-term debt	(3,125.7)	(3,242.0)	—	(3,242.0)	—
Separate account liabilities	(127,452.1)	(126,282.0)	—	—	(126,282.0)
Bank deposits	(2,199.8)	(2,204.1)	(1,585.1)	(619.0)	—
Cash collateral payable	(575.7)	(575.7)	(575.7)	—	—

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

March 31, 2017

(Unaudited)

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

Long-Term Debt

Long-term debt includes senior note issuances for which the fair values are determined using inputs that are observable in the market or that can be derived from or corroborated with observable market data. These are reflected in Level 2.

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

March 31, 2017

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

The Principal International segment has operations in Latin America (Brazil, Chile and Mexico) and Asia (China, Hong Kong Special Administrative Region, India and Southeast Asia). We focus on locations with large middle classes, favorable demographics and growing long-term savings, ideally with voluntary or mandatory pension markets. We entered these locations through acquisitions, start-up operations and joint ventures.

The U.S. Insurance Solutions segment provides specialty benefits insurance, which consists of group dental and vision insurance, individual and group disability insurance, group life insurance and non-medical fee-for-service claims administration, and individual life insurance, which provides solutions for the business market as well as our retail customers throughout the United States.

Our Corporate segment manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate segment primarily reflect our financing activities (including financing costs), income on capital not allocated to other segments, inter-segment eliminations, income tax risks and certain income, expenses and other adjustments not allocated to the segments based on the nature of such items. Results of Principal Securities, Inc., our retail broker-dealer and registered investment advisor, and our exited group medical and long-term care insurance businesses are reported in this segment.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

March 31, 2017

(Unaudited)

The accounting policies of the segments are consistent with the accounting policies for the consolidated financial statements, with the exception of: (1) pension and other postretirement employee benefit (“OPEB”) cost allocations and (2) income tax allocations. For purposes of determining operating earnings, the segments are allocated the service component of pension and other postretirement benefit costs. The Corporate segment reflects the non-service components of pension and other postretirement benefit costs as assumptions are established and funding decisions are managed from a company-wide perspective. The Corporate segment functions to absorb the risk inherent in interpreting and applying tax law. For purposes of determining operating earnings, the segments are allocated tax adjustments consistent with the positions we took on tax returns. The Corporate segment results reflect any differences between the tax returns and the estimated resolution of any disputes.

The following tables summarize select financial information by segment, including operating revenues for our products and services, and reconcile segment totals to those reported in the consolidated financial statements:

	March 31, 2017	December 31, 2016
	(in millions)
Assets:
Retirement and Income Solutions	$158,505.5	$152,721.7
Principal Global Investors	1,866.8	1,952.1
Principal International	47,440.1	45,118.3
U.S. Insurance Solutions	23,553.3	23,144.2
Corporate	4,130.3	5,078.0
Total consolidated assets	$235,496.0	$228,014.3

	For the three months ended March 31,
	2017	2016
	(in millions)
Operating revenues by segment:
Retirement and Income Solutions:
Retirement and Income Solutions – Fee	$450.4	$413.3
Retirement and Income Solutions – Spread	1,032.2	1,050.7
Total Retirement and Income Solutions (1)	1,482.6	1,464.0
Principal Global Investors (2)	345.9	309.5
Principal International	321.3	286.6
U.S. Insurance Solutions:
Specialty benefits insurance	528.5	482.9
Individual life insurance	427.9	408.0
Total U.S. Insurance Solutions	956.4	890.9
Corporate	(1.5)	(13.1)
Total segment operating revenues	3,104.7	2,937.9
Net realized capital gains (losses), net of related revenue adjustments	(32.6)	113.6
Adjustments related to equity method investments	(22.7)	(14.9)
Total revenues per consolidated statements of operations	$3,049.4	$3,036.6

Pre-tax operating earnings (losses) by segment:
Retirement and Income Solutions	$244.2	$181.4
Principal Global Investors	100.0	79.7
Principal International	100.9	68.0
U.S. Insurance Solutions	86.2	80.5
Corporate	(58.5)	(53.3)
Total segment pre-tax operating earnings	472.8	356.3
Pre-tax net realized capital gains (losses), as adjusted (3)	(38.8)	96.8
Adjustments related to equity method investments and noncontrolling interest	(20.0)	(13.3)
Income before income taxes per consolidated statements of operations	$414.0	$439.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

March 31, 2017

(Unaudited)

(1)         Reflects inter-segment revenues of $95.1 million and $89.2 million for the three months ended March 31, 2017 and 2016, respectively.

(2)         Reflects inter-segment revenues of $59.9 million and $54.3 million for the three months ended March 31, 2017 and 2016, respectively.

(3)         Pre-tax net realized capital gains (losses), as adjusted, is derived as follows:

	For the three months ended March 31,
	2017	2016
	(in millions)
Net realized capital gains (losses):
Net realized capital gains (losses)	$(16.6)	$136.6
Derivative and hedging-related adjustments	(17.6)	(24.3)
Market value adjustments to fee revenues	—	(0.7)
Adjustments related to equity method investments	0.6	0.3
Adjustments related to sponsored investment funds	1.2	1.4
Recognition of front-end fee revenue	(0.2)	0.3
Net realized capital gains (losses), net of related revenue adjustments	(32.6)	113.6
Amortization of deferred acquisition costs and other actuarial balances	9.1	(46.3)
Capital (gains) losses distributed	(17.1)	27.1
Market value adjustments of embedded derivatives	1.8	2.4
Pre-tax net realized capital gains (losses), as adjusted (a)	$(38.8)	$96.8

(a)       As adjusted before noncontrolling interest capital gains (losses).

12. Stock-Based Compensation Plans

As of March 31, 2017, we had the 2014 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2014 Directors Stock Plan, the Long-Term Performance Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan and the Directors Stock Plan (“Stock-Based Compensation Plans”). As of May 20, 2014, no new grants will be made under the Amended and Restated 2010 Stock Incentive Plan or the 2005 Directors Stock Plan. No grants have been made under the Stock Incentive Plan, the Directors Stock Plan or the Long-Term Performance Plan since at least 2005. Under the terms of the 2014 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. The 2014 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock or performance units under any plans.

As of March 31, 2017, the maximum number of new shares of common stock available for grant under the 2014 Stock Incentive Plan and the 2014 Directors Stock Plan was 9.1 million.

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the three months ended March 31,
	2017	2016
	(in millions)
Compensation cost	$22.0	$17.9
Related income tax benefit	7.5	5.5
Capitalized as part of an asset	0.6	0.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)

March 31, 2017

(Unaudited)

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the 2014 Stock Incentive Plan. Total options granted were 0.7 million for the three months ended March 31, 2017. The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during the period:

For the three months ended
March 31, 2017
Expected volatility	27.6%
Expected term (in years)	7.0
Risk-free interest rate	2.2%
Expected dividend yield	2.87%
Weighted average estimated fair value per common share	$15.31

As of March 31, 2017, we had $11.4 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.5 years.

Performance Share Awards

Performance share awards were granted to certain employees under the 2014 Stock Incentive Plan. Total performance share awards granted were 0.2 million for the three months ended March 31, 2017. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results to be determined at the end of the performance period. The actual number of common shares to be awarded at the end of each performance period will range between 0% and 150% of the initial target awards. The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these performance share awards granted was $62.78 per common share.

As of March 31, 2017, we had $13.0 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.4 years.

Restricted Stock Units

Restricted stock units were issued to certain employees and agents pursuant to the 2014 Stock Incentive Plan and non-employee directors pursuant to the 2014 Directors Stock Plan. Total restricted stock units granted were 0.8 million for the three months ended March 31, 2017. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $62.78 per common share.

As of March 31, 2017, we had $79.5 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted. The cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

March 31, 2017

(Unaudited)

13. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended March 31,
	2017	2016
	(in millions, except per share data)
Net income	$353.6	$369.2
Subtract:
Net income attributable to noncontrolling interest	4.7	1.2
Total	$348.9	$368.0
Weighted-average shares outstanding:
Basic	288.3	291.5
Dilutive effects:
Stock options	1.9	1.0
Restricted stock units	2.0	1.6
Performance share awards	0.2	0.2
Diluted	292.4	294.3
Net income per common share:
Basic	$1.21	$1.26
Diluted	$1.19	$1.25

The calculation of diluted earnings per share for the three months ended March 31, 2017 and 2016, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) Principal Financial Services, Inc. (“PFS”) and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of March 31, 2017 and December 31, 2016, and for the three months ended March 31, 2017 and 2016.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

Condensed Consolidating Statements of Financial Position

March 31, 2017

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
			(in millions)
Assets
Fixed maturities, available-for-sale	$—	$50,606.8	$6,748.6	$(366.3)	$56,989.1
Fixed maturities, trading	—	101.0	177.0	—	278.0
Equity securities, available-for-sale	—	89.5	24.5	—	114.0
Equity securities, trading	—	5.2	1,501.1	—	1,506.3
Mortgage loans	—	12,604.9	1,338.6	(555.4)	13,388.1
Real estate	—	4.4	1,428.9	—	1,433.3
Policy loans	—	779.4	40.2	—	819.6
Investment in unconsolidated entities	12,951.8	2,003.4	6,544.7	(20,674.1)	825.8
Other investments	9.8	4,348.6	1,897.1	(3,797.7)	2,457.8
Cash and cash equivalents	962.6	330.5	1,783.7	(1,542.1)	1,534.7
Accrued investment income	—	548.2	79.0	(2.0)	625.2
Premiums due and other receivables	—	1,619.6	3,014.8	(3,187.4)	1,447.0
Deferred acquisition costs	—	3,222.3	208.5	—	3,430.8
Property and equipment	—	631.5	87.3	—	718.8
Goodwill	—	54.3	978.6	—	1,032.9
Other intangibles	—	23.1	1,299.5	—	1,322.6
Separate account assets	—	108,065.0	38,309.7	—	146,374.7
Other assets	519.4	971.1	3,667.5	(3,960.7)	1,197.3
Total assets	$14,443.6	$186,008.8	$69,129.3	$(34,085.7)	$235,496.0
Liabilities
Contractholder funds	$—	$35,597.1	$2,813.8	$(336.8)	$38,074.1
Future policy benefits and claims	—	24,931.0	5,546.6	(787.1)	29,690.5
Other policyholder funds	—	806.3	118.4	(2.0)	922.7
Short-term debt	—	—	59.5	—	59.5
Long-term debt	3,126.8	—	530.6	(531.2)	3,126.2
Income taxes currently payable	—	—	94.2	(79.2)	15.0
Deferred income taxes	—	455.9	1,256.7	(664.5)	1,048.1
Separate account liabilities	—	108,065.0	38,309.7	—	146,374.7
Other liabilities	700.7	7,750.4	7,374.6	(10,420.5)	5,405.2
Total liabilities	3,827.5	177,605.7	56,104.1	(12,821.3)	224,716.0

Redeemable noncontrolling interest	—	—	95.1	—	95.1

Stockholders’ equity
Common stock	4.7	2.5	—	(2.5)	4.7
Additional paid-in capital	9,780.5	5,297.1	9,008.9	(14,306.0)	9,780.5
Retained earnings	7,937.4	2,241.1	3,869.5	(6,110.6)	7,937.4
Accumulated other comprehensive income (loss)	(455.1)	862.4	(21.9)	(840.5)	(455.1)
Treasury stock, at cost	(6,651.4)	—	—	—	(6,651.4)
Total stockholders’ equity attributable to PFG	10,616.1	8,403.1	12,856.5	(21,259.6)	10,616.1
Noncontrolling interest	—	—	73.6	(4.8)	68.8
Total stockholders’ equity	10,616.1	8,403.1	12,930.1	(21,264.4)	10,684.9
Total liabilities and stockholders’ equity	$14,443.6	$186,008.8	$69,129.3	$(34,085.7)	$235,496.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

Condensed Consolidating Statements of Financial Position

December 31, 2016

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
			(in millions)
Assets
Fixed maturities, available-for-sale	$—	$48,672.1	$6,559.9	$(385.9)	$54,846.1
Fixed maturities, trading	—	135.6	262.8	—	398.4
Equity securities, available-for-sale	—	96.3	2.6	—	98.9
Equity securities, trading	—	8.2	1,405.2	—	1,413.4
Mortgage loans	—	12,460.7	1,289.4	(519.9)	13,230.2
Real estate	—	4.4	1,364.4	—	1,368.8
Policy loans	—	784.8	39.0	—	823.8
Investment in unconsolidated entities	12,597.9	2,071.1	6,493.7	(20,389.5)	773.2
Other investments	9.8	4,740.0	1,783.0	(3,650.1)	2,882.7
Cash and cash equivalents	882.6	675.1	2,082.8	(920.9)	2,719.6
Accrued investment income	—	513.7	74.5	(7.6)	580.6
Premiums due and other receivables	—	1,538.0	2,836.0	(3,012.1)	1,361.9
Deferred acquisition costs	—	3,184.2	196.0	—	3,380.2
Property and equipment	—	610.4	88.6	—	699.0
Goodwill	—	54.3	966.5	—	1,020.8
Other intangibles	—	23.5	1,301.8	—	1,325.3
Separate account assets	—	103,661.9	36,170.7	—	139,832.6
Other assets	573.7	969.5	3,507.7	(3,792.1)	1,258.8
Total assets	$14,064.0	$180,203.8	$66,424.6	$(32,678.1)	$228,014.3
Liabilities
Contractholder funds	$—	$35,337.7	$2,949.2	$(333.3)	$37,953.6
Future policy benefits and claims	—	24,392.6	5,312.1	(704.0)	29,000.7
Other policyholder funds	—	780.7	111.0	(1.3)	890.4
Short-term debt	—	—	51.4	—	51.4
Long-term debt	3,126.4	—	495.1	(495.8)	3,125.7
Income taxes currently payable	—	—	124.3	(111.4)	12.9
Deferred income taxes	—	533.6	1,111.9	(673.1)	972.4
Separate account liabilities	—	103,661.9	36,170.7	—	139,832.6
Other liabilities	710.3	7,300.9	7,425.9	(9,653.8)	5,783.3
Total liabilities	3,836.7	172,007.4	53,751.6	(11,972.7)	217,623.0

Redeemable noncontrolling interest	—	—	97.5	—	97.5

Stockholders’ equity
Common stock	4.7	2.5	—	(2.5)	4.7
Additional paid-in capital	9,686.0	5,305.6	9,010.9	(14,316.5)	9,686.0
Retained earnings	7,720.4	2,139.9	3,724.3	(5,864.2)	7,720.4
Accumulated other comprehensive income (loss)	(675.2)	748.4	(230.9)	(517.5)	(675.2)
Treasury stock, at cost	(6,508.6)	—	—	—	(6,508.6)
Total stockholders’ equity attributable to PFG	10,227.3	8,196.4	12,504.3	(20,700.7)	10,227.3
Noncontrolling interest	—	—	71.2	(4.7)	66.5
Total stockholders’ equity	10,227.3	8,196.4	12,575.5	(20,705.4)	10,293.8
Total liabilities and stockholders’ equity	$14,064.0	$180,203.8	$66,424.6	$(32,678.1)	$228,014.3

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2017

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
			(in millions)
Revenues
Premiums and other considerations	$—	$1,145.9	$102.1	$—	$1,248.0
Fees and other revenues	7.8	514.7	519.6	(101.5)	940.6
Net investment income	1.8	592.8	517.2	(234.4)	877.4
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	(160.8)	173.7	(0.7)	12.2
Net other-than-temporary impairment losses on available-for-sale securities	—	(27.1)	(0.2)	—	(27.3)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	(1.0)	(0.5)	—	(1.5)
Net impairment losses on available-for-sale securities	—	(28.1)	(0.7)	—	(28.8)
Net realized capital gains (losses)	—	(188.9)	173.0	(0.7)	(16.6)
Total revenues	9.6	2,064.5	1,311.9	(336.6)	3,049.4
Expenses
Benefits, claims and settlement expenses	—	1,477.7	182.3	(2.7)	1,657.3
Dividends to policyholders	—	34.9	—	—	34.9
Operating expenses	50.8	508.8	468.1	(84.5)	943.2
Total expenses	50.8	2,021.4	650.4	(87.2)	2,635.4

Income (loss) before income taxes	(41.2)	43.1	661.5	(249.4)	414.0
Income taxes (benefits)	(16.5)	(38.3)	115.3	(0.1)	60.4
Equity in the net income (loss) of subsidiaries	373.6	172.5	(169.5)	(376.6)	—
Net income	348.9	253.9	376.7	(625.9)	353.6
Net income attributable to noncontrolling interest	—	—	4.7	—	4.7
Net income attributable to PFG	$348.9	$253.9	$372.0	$(625.9)	$348.9

Net income	$348.9	$253.9	$376.7	$(625.9)	$353.6
Other comprehensive income	217.7	112.6	245.1	(354.3)	221.1
Comprehensive income	$566.6	$366.5	$621.8	$(980.2)	$574.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2017

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
			(in millions)
Operating activities
Net cash provided by (used in) operating activities	$37.1	$1,498.3	$(19.1)	$(993.4)	$522.9
Investing activities
Available-for-sale securities:
Purchases	—	(3,933.1)	(373.9)	—	(4,307.0)
Sales	—	205.5	146.5	(18.3)	333.7
Maturities	—	2,189.4	271.4	—	2,460.8
Mortgage loans acquired or originated	—	(445.0)	(91.4)	62.6	(473.8)
Mortgage loans sold or repaid	—	298.5	57.1	(26.3)	329.3
Real estate acquired	—	—	(90.8)	—	(90.8)
Real estate sold	—	—	47.1	—	47.1
Net purchases of property and equipment	—	(35.9)	(7.9)	—	(43.8)
Dividends and returns of capital received from unconsolidated entities	249.9	0.4	174.9	(425.2)	—
Net change in other investments	(5.0)	(175.9)	(295.1)	389.5	(86.5)
Net cash provided by (used in) investing activities	244.9	(1,896.1)	(162.1)	(17.7)	(1,831.0)
Financing activities
Issuance of common stock	70.8	—	—	—	70.8
Acquisition of treasury stock	(142.8)	—	—	—	(142.8)
Proceeds from financing element derivatives	—	0.1	—	—	0.1
Payments for financing element derivatives	—	(20.9)	—	—	(20.9)
Dividends to common stockholders	(130.0)	—	—	—	(130.0)
Issuance of long-term debt	—	—	61.6	(61.6)	—
Principal repayments of long-term debt	—	—	(26.3)	26.3	—
Net proceeds from short-term borrowings	—	—	7.6	—	7.6
Dividends and capital paid to parent	—	(174.9)	(250.3)	425.2	—
Investment contract deposits	—	2,536.0	93.1	—	2,629.1
Investment contract withdrawals	—	(2,293.5)	(10.4)	—	(2,303.9)
Net increase in banking operation deposits	—	—	6.8	—	6.8
Other	—	6.4	—	—	6.4
Net cash provided by (used in) financing activities	(202.0)	53.2	(117.9)	389.9	123.2
Net increase (decrease) in cash and cash equivalents	80.0	(344.6)	(299.1)	(621.2)	(1,184.9)
Cash and cash equivalents at beginning of period	882.6	675.1	2,082.8	(920.9)	2,719.6
Cash and cash equivalents at end of period	$962.6	$330.5	$1,783.7	$(1,542.1)	$1,534.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2016

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
			(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(3.4)	$998.3	$212.4	$(311.8)	$895.5
Investing activities
Available-for-sale securities:
Purchases	—	(3,374.1)	(186.7)	2.2	(3,558.6)
Sales	—	134.8	70.7	—	205.5
Maturities	—	1,486.4	129.6	—	1,616.0
Mortgage loans acquired or originated	—	(430.2)	(56.0)	10.3	(475.9)
Mortgage loans sold or repaid	—	420.4	60.5	(1.6)	479.3
Real estate acquired	—	(0.1)	(44.4)	—	(44.5)
Real estate sold	—	3.5	11.5	—	15.0
Net purchases of property and equipment	—	(33.3)	(10.9)	—	(44.2)
Dividends and returns of capital received from (contributed to) unconsolidated entities	369.8	0.8	319.8	(690.4)	—
Net change in other investments	(4.9)	(47.4)	(284.9)	291.3	(45.9)
Net cash provided by (used in) investing activities	364.9	(1,839.2)	9.2	(388.2)	(1,853.3)
Financing activities
Issuance of common stock	10.0	—	—	—	10.0
Acquisition of treasury stock	(105.6)	—	—	—	(105.6)
Payments for financing element derivatives	—	(21.3)	—	—	(21.3)
Excess tax benefits from share-based payment arrangements	0.1	1.8	3.1	—	5.0
Purchase of subsidiary shares from noncontrolling interest	—	—	(2.3)	—	(2.3)
Dividends to common stockholders	(110.4)	—	—	—	(110.4)
Issuance of long-term debt	—	—	11.8	(8.6)	3.2
Principal repayments of long-term debt	—	—	(1.6)	1.6	—
Net repayments of short-term borrowings	—	—	(59.9)	—	(59.9)
Dividends and capital paid to parent	—	(319.8)	(370.6)	690.4	—
Investment contract deposits	—	3,903.7	72.6	—	3,976.3
Investment contract withdrawals	—	(3,161.9)	(4.4)	—	(3,166.3)
Net increase in banking operation deposits	—	—	4.0	—	4.0
Other	—	3.2	—	—	3.2
Net cash provided by (used in) financing activities	(205.9)	405.7	(347.3)	683.4	535.9
Net increase (decrease) in cash and cash equivalents	155.6	(435.2)	(125.7)	(16.6)	(421.9)
Cash and cash equivalents at beginning of period	578.7	1,127.9	1,253.7	(395.5)	2,564.8
Cash and cash equivalents at end of period	$734.3	$692.7	$1,128.0	$(412.1)	$2,142.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of March 31, 2017 and December 31, 2016, and for the three months ended March 31, 2017 and 2016.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

Condensed Consolidating Statements of Financial Position

March 31, 2017

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and Other		Financial
	Group, Inc.	Services, Inc.	Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$56,989.1	$—	$56,989.1
Fixed maturities, trading	—	—	278.0	—	278.0
Equity securities, available-for-sale	—	—	114.0	—	114.0
Equity securities, trading	—	—	1,506.3	—	1,506.3
Mortgage loans	—	—	13,388.1	—	13,388.1
Real estate	—	—	1,433.3	—	1,433.3
Policy loans	—	—	819.6	—	819.6
Investment in unconsolidated entities	12,951.8	13,007.0	739.5	(25,872.5)	825.8
Other investments	9.8	143.6	2,304.4	—	2,457.8
Cash and cash equivalents	962.6	1,170.6	1,435.8	(2,034.3)	1,534.7
Accrued investment income	—	—	625.2	—	625.2
Premiums due and other receivables	—	0.4	1,579.6	(133.0)	1,447.0
Deferred acquisition costs	—	—	3,430.8	—	3,430.8
Property and equipment	—	—	718.8	—	718.8
Goodwill	—	—	1,032.9	—	1,032.9
Other intangibles	—	—	1,322.6	—	1,322.6
Separate account assets	—	—	146,374.7	—	146,374.7
Other assets	519.4	188.1	1,211.5	(721.7)	1,197.3
Total assets	$14,443.6	$14,509.7	$235,304.2	$(28,761.5)	$235,496.0
Liabilities
Contractholder funds	$—	$—	$38,074.1	$—	$38,074.1
Future policy benefits and claims	—	—	29,690.5	—	29,690.5
Other policyholder funds	—	—	922.7	—	922.7
Short-term debt	—	—	136.2	(76.7)	59.5
Long-term debt	3,126.8	133.3	(0.6)	(133.3)	3,126.2
Income taxes currently payable	—	—	71.7	(56.7)	15.0
Deferred income taxes	—	—	1,692.9	(644.8)	1,048.1
Separate account liabilities	—	—	146,374.7	—	146,374.7
Other liabilities	700.7	1,519.9	5,068.1	(1,883.5)	5,405.2
Total liabilities	3,827.5	1,653.2	222,030.3	(2,795.0)	224,716.0

Redeemable noncontrolling interest	—	—	95.1	—	95.1

Stockholders’ equity
Common stock	4.7	—	17.8	(17.8)	4.7
Additional paid-in capital	9,780.5	9,008.9	10,040.2	(19,049.1)	9,780.5
Retained earnings	7,937.4	3,869.5	3,191.0	(7,060.5)	7,937.4
Accumulated other comprehensive loss	(455.1)	(21.9)	(137.0)	158.9	(455.1)
Treasury stock, at cost	(6,651.4)	—	(2.0)	2.0	(6,651.4)
Total stockholders’ equity attributable to PFG	10,616.1	12,856.5	13,110.0	(25,966.5)	10,616.1
Noncontrolling interest	—	—	68.8	—	68.8
Total stockholders’ equity	10,616.1	12,856.5	13,178.8	(25,966.5)	10,684.9
Total liabilities and stockholders’ equity	$14,443.6	$14,509.7	$235,304.2	$(28,761.5)	$235,496.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

Condensed Consolidating Statements of Financial Position

December 31, 2016

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and Other		Financial
	Group, Inc.	Services, Inc.	Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$54,846.1	$—	$54,846.1
Fixed maturities, trading	—	—	398.4	—	398.4
Equity securities, available-for-sale	—	—	98.9	—	98.9
Equity securities, trading	—	—	1,413.4	—	1,413.4
Mortgage loans	—	—	13,230.2	—	13,230.2
Real estate	—	—	1,368.8	—	1,368.8
Policy loans	—	—	823.8	—	823.8
Investment in unconsolidated entities	12,597.9	12,532.4	697.5	(25,054.6)	773.2
Other investments	9.8	135.9	2,737.0	—	2,882.7
Cash and cash equivalents	882.6	1,203.4	2,114.8	(1,481.2)	2,719.6
Accrued investment income	—	0.1	580.5	—	580.6
Premiums due and other receivables	—	0.3	1,503.1	(141.5)	1,361.9
Deferred acquisition costs	—	—	3,380.2	—	3,380.2
Property and equipment	—	—	699.0	—	699.0
Goodwill	—	—	1,020.8	—	1,020.8
Other intangibles	—	—	1,325.3	—	1,325.3
Separate account assets	—	—	139,832.6	—	139,832.6
Other assets	573.7	185.6	1,200.9	(701.4)	1,258.8
Total assets	$14,064.0	$14,057.7	$227,271.3	$(27,378.7)	$228,014.3
Liabilities
Contractholder funds	$—	$—	$37,953.6	$—	$37,953.6
Future policy benefits and claims	—	—	29,000.7	—	29,000.7
Other policyholder funds	—	—	890.4	—	890.4
Short-term debt	—	—	127.9	(76.5)	51.4
Long-term debt	3,126.4	142.1	(0.8)	(142.0)	3,125.7
Income taxes currently payable	—	—	68.3	(55.4)	12.9
Deferred income taxes	—	—	1,619.3	(646.9)	972.4
Separate account liabilities	—	—	139,832.6	—	139,832.6
Other liabilities	710.3	1,411.3	4,962.1	(1,300.4)	5,783.3
Total liabilities	3,836.7	1,553.4	214,454.1	(2,221.2)	217,623.0

Redeemable noncontrolling interest	—	—	97.5	—	97.5

Stockholders’ equity
Common stock	4.7	—	17.8	(17.8)	4.7
Additional paid-in capital	9,686.0	9,010.9	10,045.9	(19,056.8)	9,686.0
Retained earnings	7,720.4	3,724.3	2,940.2	(6,664.5)	7,720.4
Accumulated other comprehensive loss	(675.2)	(230.9)	(348.7)	579.6	(675.2)
Treasury stock, at cost	(6,508.6)	—	(2.0)	2.0	(6,508.6)
Total stockholders’ equity attributable to PFG	10,227.3	12,504.3	12,653.2	(25,157.5)	10,227.3
Noncontrolling interest	—	—	66.5	—	66.5
Total stockholders’ equity	10,227.3	12,504.3	12,719.7	(25,157.5)	10,293.8
Total liabilities and stockholders’ equity	$14,064.0	$14,057.7	$227,271.3	$(27,378.7)	$228,014.3

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2017

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$1,248.0	$—	$1,248.0
Fees and other revenues	7.8	0.1	934.0	(1.3)	940.6
Net investment income (loss)	1.8	(0.4)	874.1	1.9	877.4
Net realized capital gains, excluding impairment losses on available-for-sale securities	—	2.3	9.9	—	12.2
Net other-than-temporary impairment losses on available-for-sale securities	—	—	(27.3)	—	(27.3)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	—	(1.5)	—	(1.5)
Net impairment losses on available-for-sale securities	—	—	(28.8)	—	(28.8)
Net realized capital gains (losses)	—	2.3	(18.9)	—	(16.6)
Total revenues	9.6	2.0	3,037.2	0.6	3,049.4
Expenses
Benefits, claims and settlement expenses	—	—	1,657.3	—	1,657.3
Dividends to policyholders	—	—	34.9	—	34.9
Operating expenses	50.8	22.9	870.5	(1.0)	943.2
Total expenses	50.8	22.9	2,562.7	(1.0)	2,635.4

Income (loss) before income taxes	(41.2)	(20.9)	474.5	1.6	414.0
Income taxes (benefits)	(16.5)	(9.3)	86.2	—	60.4
Equity in the net income of subsidiaries	373.6	383.6	—	(757.2)	—
Net income	348.9	372.0	388.3	(755.6)	353.6
Net income attributable to noncontrolling interest	—	—	4.7	—	4.7
Net income attributable to PFG	$348.9	$372.0	$383.6	$(755.6)	$348.9

Net income	$348.9	$372.0	$388.3	$(755.6)	$353.6
Other comprehensive income	217.7	206.5	212.7	(415.8)	221.1
Comprehensive income	$566.6	$578.5	$601.0	$(1,171.4)	$574.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2017

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by operating activities	$37.1	$141.5	$942.5	$(598.2)	$522.9
Investing activities
Available-for-sale securities:
Purchases	—	—	(4,307.0)	—	(4,307.0)
Sales	—	—	333.7	—	333.7
Maturities	—	—	2,460.8	—	2,460.8
Mortgage loans acquired or originated	—	—	(473.8)	—	(473.8)
Mortgage loans sold or repaid	—	—	329.3	—	329.3
Real estate acquired	—	—	(90.8)	—	(90.8)
Real estate sold	—	—	47.1	—	47.1
Net purchases of property and equipment	—	—	(43.8)	—	(43.8)
Dividends and returns of capital received from unconsolidated entities	249.9	76.6	—	(326.5)	—
Net change in other investments	(5.0)	7.8	(125.8)	36.5	(86.5)
Net cash provided by (used in) investing activities	244.9	84.4	(1,870.3)	(290.0)	(1,831.0)
Financing activities
Issuance of common stock	70.8	—	—	—	70.8
Acquisition of treasury stock	(142.8)	—	—	—	(142.8)
Proceeds from financing element derivatives	—	—	0.1	—	0.1
Payments for financing element derivatives	—	—	(20.9)	—	(20.9)
Dividends to common stockholders	(130.0)	—	—	—	(130.0)
Issuance of long-term debt	—	1.0	—	(1.0)	—
Principal repayments of long-term debt	—	(9.8)	—	9.8	—
Net proceeds from short-term borrowings	—	—	7.8	(0.2)	7.6
Dividends and capital paid to parent	—	(249.9)	(76.6)	326.5	—
Investment contract deposits	—	—	2,629.1	—	2,629.1
Investment contract withdrawals	—	—	(2,303.9)	—	(2,303.9)
Net increase in banking operation deposits	—	—	6.8	—	6.8
Other	—	—	6.4	—	6.4
Net cash provided by (used in) financing activities	(202.0)	(258.7)	248.8	335.1	123.2
Net increase (decrease) in cash and cash equivalents	80.0	(32.8)	(679.0)	(553.1)	(1,184.9)
Cash and cash equivalents at beginning of period	882.6	1,203.4	2,114.8	(1,481.2)	2,719.6
Cash and cash equivalents at end of period	$962.6	$1,170.6	$1,435.8	$(2,034.3)	$1,534.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2017
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2016

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(3.4)	$67.2	$866.8	$(35.1)	$895.5
Investing activities
Available-for-sale securities:
Purchases	—	—	(3,558.6)	—	(3,558.6)
Sales	—	—	205.5	—	205.5
Maturities	—	—	1,616.0	—	1,616.0
Mortgage loans acquired or originated	—	—	(475.9)	—	(475.9)
Mortgage loans sold or repaid	—	—	479.3	—	479.3
Real estate acquired	—	—	(44.5)	—	(44.5)
Real estate sold	—	—	15.0	—	15.0
Net purchases of property and equipment	—	—	(44.2)	—	(44.2)
Dividends and returns of capital received from unconsolidated entities	369.8	220.4	—	(590.2)	—
Net change in other investments	(4.9)	23.7	(94.1)	29.4	(45.9)
Net cash provided by (used in) investing activities	364.9	244.1	(1,901.5)	(560.8)	(1,853.3)
Financing activities
Issuance of common stock	10.0	—	—	—	10.0
Acquisition of treasury stock	(105.6)	—	—	—	(105.6)
Payments for financing element derivatives	—	—	(21.3)	—	(21.3)
Excess tax benefits from share-based payment arrangements	0.1	—	4.9	—	5.0
Purchase of subsidiary shares from noncontrolling interest	—	—	(2.3)	—	(2.3)
Dividends to common stockholders	(110.4)	—	—	—	(110.4)
Issuance of long-term debt	—	3.0	3.2	(3.0)	3.2
Principal repayments of long-term debt	—	(10.0)	—	10.0	—
Net repayments of short-term borrowings	—	—	(49.3)	(10.6)	(59.9)
Dividends and capital paid to parent	—	(369.8)	(220.4)	590.2	—
Investment contract deposits	—	—	3,976.3	—	3,976.3
Investment contract withdrawals	—	—	(3,166.3)	—	(3,166.3)
Net increase in banking operation deposits	—	—	4.0	—	4.0
Other	—	—	3.2	—	3.2
Net cash provided by (used in) financing activities	(205.9)	(376.8)	532.0	586.6	535.9
Net increase (decrease) in cash and cash equivalents	155.6	(65.5)	(502.7)	(9.3)	(421.9)
Cash and cash equivalents at beginning of period	578.7	730.5	2,413.3	(1,157.7)	2,564.8
Cash and cash equivalents at end of period	$734.3	$665.0	$1,910.6	$(1,167.0)	$2,142.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of March 31, 2017, compared with December 31, 2016, and our consolidated results of operations for the three months ended March 31, 2017 and 2016, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2016, filed with the SEC and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (1) adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, as well as our access to capital and cost of capital; (2) conditions in the global capital markets and the economy generally may materially and adversely affect our business and results of operations; (3) volatility or declines in the equity, bond or real estate markets could reduce our assets under management (“AUM”) and may result in investors withdrawing from the markets or decreasing their rates of investment, all of which could reduce our revenues and net income; (4) changes in interest rates or credit spreads or a sustained low interest rate environment may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period to period; (5) our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM and net income; (6) our valuation of investments and the determinations of the amount of allowances and impairments taken on our investments may include methodologies, estimations and assumptions which are subject to differing interpretations and, if changed, could materially adversely affect our results of operations or financial condition; (7) any impairments of or valuation allowances against our deferred tax assets could adversely affect our results of operations and financial condition; (8) we may face losses if our actual experience differs significantly from our pricing and reserving assumptions; (9) the pattern of amortizing our DAC asset and other actuarial balances on our universal life-type insurance contracts, participating life insurance policies and certain investment contracts may change, impacting both the level of our DAC asset and other actuarial balances and the timing of our net income; (10) we may not be able to protect our intellectual property and may be subject to infringement claims; (11) our ability to pay stockholder dividends and meet our obligations may be constrained by the limitations on dividends Iowa insurance laws impose on Principal Life; (12) changes in laws or regulations may reduce our profitability; (13) changes in accounting standards may reduce the transparency of our reported profitability and financial condition; (14) results of litigation and regulatory investigations may affect our financial strength or reduce our profitability; (15) from time to time we may become subject to tax audits, tax litigation or similar proceedings, and as a result we may owe additional taxes, interest and penalties in amounts that may be material; (16) applicable laws and our certificate of incorporation and by-laws may discourage takeovers and business combinations that some stockholders might consider in their best interests; (17) competition from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability; (18) Damage to our reputation may adversely affect our revenues and profitability; (19) a downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition; (20) client terminations or withdrawals or changes in investor preferences may lead to a reduction in revenues for our asset management and accumulation businesses; (21) guarantees within certain of our products that protect policyholders may decrease our earnings or increase the volatility of our results of operations or financial position under U.S. GAAP if our hedging or risk management strategies prove ineffective or insufficient; (22) if we are unable to attract and retain qualified employees and sales representatives and develop new distribution sources, our results of operations, financial condition and sales of our products may be adversely impacted; (23) our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses; (24) we may need to fund deficiencies in our Closed Block assets; (25) a pandemic, terrorist attack, military action or other catastrophic event could adversely affect our net income; (26) our reinsurers could default on their obligations or increase their rates, which could adversely impact our net income and financial condition; (27) we face risks arising from acquisitions of businesses; (28) a computer system failure or security breach could disrupt our business, damage our reputation and adversely impact our profitability; (29) loss of key vendor relationships or failure of a vendor to protect information of our customers or employees could adversely affect our business or result in losses; (30) our enterprise risk management framework may not be fully effective in identifying or mitigating all of the risks to which we are exposed and (31) our financial results may be adversely impacted by global climate changes.

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

•                 U.S. Insurance Solutions provides specialty benefits insurance, which consists of group dental and vision insurance, individual and group disability insurance, group life insurance and non-medical fee-for-service claims administration, and individual life insurance, which provides solutions for the business market as well as our retail customers in the U.S. Our individual life insurance products include universal life, variable universal life, indexed universal life and traditional life insurance.

•                 Corporate, which manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate segment primarily reflect our financing activities (including financing costs), income on capital not allocated to other segments, inter-segment eliminations, income tax risks and certain income, expenses and other adjustments not allocated to the segments based on the nature of such items. Results of Principal Securities, Inc., our retail broker-dealer and registered investment advisor, and our exited group medical and long-term care insurance businesses are reported in this segment.

Factor Affecting Comparability of Results of Operations

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items. The most significant impact occurs within our Principal International segment where pre-tax operating earnings were positively impacted $6.3 million for the three months ended March 31, 2017, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. This impact was calculated by comparing (a) the difference between current year results and prior year results to (b) the difference between current year results and prior year results translated using current year exchange rates for both periods. We use this approach to calculate the impact of exchange rates on all revenue and expense line items. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

Regulatory Change

On April 6, 2016, the DOL released its final fiduciary definition regulation package. The regulation broadens the definition of a fiduciary under ERISA to include persons providing investment advice to an employee benefit plan or an IRA for a fee or other compensation. The DOL also released two new prohibited transaction class exemptions and amendments to current prohibited transaction exemptions. Broker-dealers and advisors are in various stages of determining the implications of the regulations on their business models, and how they proceed could impact our business. Even with this fluid environment, our assessment of the regulation’s impact to our business and future financial results indicates the costs will not have a significant effect on our financial condition or results of operations.

Recent Accounting Changes

For recent accounting changes, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies” under the caption, “Recent Accounting Pronouncements.”

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended March 31,
			Increase
	2017	2016	(decrease)
	(in millions)
Revenues:
Premiums and other considerations	$1,248.0	$1,282.4	$(34.4)
Fees and other revenues	940.6	855.9	84.7
Net investment income	877.4	761.7	115.7
Net realized capital gains, excluding impairment losses on available-for-sale securities	12.2	184.7	(172.5)
Net other-than-temporary impairment losses on available-for-sale securities	(27.3)	(55.6)	28.3
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	(1.5)	7.5	(9.0)
Net impairment losses on available-for-sale securities	(28.8)	(48.1)	19.3
Net realized capital gains (losses)	(16.6)	136.6	(153.2)
Total revenues	3,049.4	3,036.6	12.8
Expenses:
Benefits, claims and settlement expenses	1,657.3	1,658.5	(1.2)
Dividends to policyholders	34.9	38.8	(3.9)
Operating expenses	943.2	899.5	43.7
Total expenses	2,635.4	2,596.8	38.6
Income before income taxes	414.0	439.8	(25.8)
Income taxes	60.4	70.6	(10.2)
Net income	353.6	369.2	(15.6)
Net income attributable to noncontrolling interest	4.7	1.2	3.5
Net income attributable to Principal Financial Group, Inc.	$348.9	$368.0	$(19.1)

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Income Before Income Taxes

Income before income taxes decreased largely due to a $153.2 million change in net realized capital gains (losses), which was partially offset by $116.5 million of higher segment pre-tax operating earnings due to growth in the businesses.

Total Revenues

Premiums decreased $69.9 million for the Retirement and Income Solutions segment primarily due to lower sales of single premium group and individual annuities with life contingencies. The single premium group annuity product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore premiums tend to vary from period to period. This decrease was partially offset by a $40.1 million increase in premiums for the U.S. Insurance Solutions segment primarily due to growth in the business.

Fees and other revenues increased for the Principal Global Investors segment primarily due to $26.5 million higher management fee revenue as a result of increased AUM and a $5.3 million increase in performance fees primarily realized in our real estate business. Fees and other revenues increased $25.7 million for the Retirement and Income Solutions segment primarily due to higher fees stemming from an increase in monthly account values, which resulted from an increase in the daily average equity markets compared to first quarter of 2016. Fees and other revenues increased $12.1 million for the U.S. Insurance Solutions segment primarily due to growth in the business.

Net investment income increased primarily due to $51.5 million attributable to higher average invested assets in our U.S. operations, a $37.9 million increase in variable investment income and $17.6 million favorable relative market performance on our required regulatory investments in the pension funds of our Latin America business. For additional information, see “Investments — Investment Results.”

Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. We had net realized capital losses in 2017 as compared to net realized capital gains in 2016 primarily due to change in derivatives not designated as hedging instruments of $212.2 million. This decrease was partially offset by a $44.5 increase from equity securities, trading primarily due to mark-to-market changes. For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses decreased $56.1 million for the Retirement and Income Solutions segment primarily due to a decrease in reserves resulting from lower sales of single premium group and individual annuities with life contingencies. Benefits, claims and settlement expenses increased $48.0 million for the U.S. Insurance Solutions segment primarily due to growth in the business. Benefits, claims and settlement expenses increased $7.9 million for the Principal International segment primarily in Latin America due to the strengthening of the Chilean peso against the U.S. dollar.

Operating expenses increased for the Corporate segment primarily due to a $29.0 million increase in amounts credited to employee accounts in a nonqualified contribution pension plan, which was offset by a corresponding $29.0 million increase in net realized capital gains related to the assets backing this nonqualified plan and a $20.0 million fee resulting from our election to discontinue an arrangement with one of our financing counterparties in the first quarter of 2017.

Income Taxes

The effective income tax rates were 15% and 16% for the three months ended March 31, 2017 and 2016, respectively. See Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 6, Income Taxes.”

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

The following table presents the Retirement and Income Solutions net revenue for the periods indicated:

	For the three months ended March 31,
			Increase
	2017	2016	(decrease)
	(in millions)
Retirement and Income Solutions – Fee	$403.5	$363.7	$39.8
Retirement and Income Solutions – Spread	143.9	114.7	29.2
Total Retirement and Income Solutions	$547.4	$478.4	$69.0

The following table presents certain summary financial data relating to the Retirement and Income Solutions segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2017	2016	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$624.7	$694.6	$(69.9)
Fees and other revenues	336.0	311.0	25.0
Net investment income	521.9	458.4	63.5
Total operating revenues	1,482.6	1,464.0	18.6
Expenses:
Benefits, claims and settlement expenses,
including dividends to policyholders	935.2	985.6	(50.4)
Operating expenses	303.2	297.0	6.2
Total expenses	1,238.4	1,282.6	(44.2)
Pre-tax operating earnings	$244.2	$181.4	$62.8

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Pre-Tax Operating Earnings

Pre-tax operating earnings increased in our Spread business primarily due to an $18.1 million increase in variable investment income and an $8.8 million increase due to growth in the business. Pre-tax operating earnings in our Fee business primarily increased due to $24.5 million in higher fees stemming from an increase in monthly account values, which resulted from an increase in the daily average equity markets compared to first quarter of 2016, and a $10.0 million increase in variable investment income. In addition, the segment continues to diligently manage expenses and focus on achieving operational efficiencies where possible.

Net Revenue

Net revenue increased in our Fee business primarily due to $24.5 million in higher fees stemming from an increase in monthly account values, which resulted from an increase in the daily average equity markets compared to first quarter of 2016, and a $10.0 million increase in variable investment income. Net revenue increased in our Spread business primarily due to an $18.1 million increase in variable investment income and an $8.8 million increase due to growth in the business.

Operating Expenses

Operating expenses increased $9.1 million in our Fee business primarily due to an increase in non-deferrable commission expense, which resulted from higher sales. Operating expenses decreased $2.9 million in our Spread business primarily due to a decrease in non-deferrable commission expense, which resulted from lower sales on commission based products. In addition, the segment continues to diligently manage expenses and focus on achieving operational efficiencies where possible.

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

The following table presents the AUM rollforward for assets managed by Principal Global Investors for the periods indicated:

	For the three months ended March 31,
	2017	2016
	(in billions)
AUM, beginning of period	$390.5	$360.8
Net cash flow	—	0.7
Investment performance (1)	12.7	5.4
Other (2)	(0.2)	1.4
AUM, end of period	$403.0	$368.3

(1)            Variations in investment performance are primarily the result of fluctuations in market performance over time.

(2)            Primarily reflects the transfer of assets between managers and the effect of exchange rates.

The following table presents certain summary financial data relating to the Principal Global Investors segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2017	2016	(decrease)
	(in millions)
Operating revenues:
Fees and other revenues	$344.7	$311.1	$33.6
Net investment income (loss)	1.2	(1.6)	2.8
Total operating revenues	345.9	309.5	36.4
Expenses:
Total expenses	244.4	228.6	15.8

Pre-tax operating earnings attributable to noncontrolling interest	1.5	1.2	0.3
Pre-tax operating earnings	$100.0	$79.7	$20.3

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Pre-Tax Operating Earnings

Pre-tax operating earnings increased primarily due to $26.5 million higher management fee revenue as a result of increased AUM and a $5.3 million increase in performance fees primarily realized in our real estate business.  These increases were partially offset by a $15.8 million increase in expenses to support our business.

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

The following table presents the Principal International segment AUM rollforward for the periods indicated:

	For the three months ended March 31,
	2017	2016
	(in billions)

AUM, beginning of period	$137.1	$109.9
Net cash flow	1.3	0.9
Investment performance (1)	5.8	2.2
Effect of exchange rates	3.2	8.2
Other	(0.1)	(0.2)
AUM, end of period	$147.3	$121.0

(1)               Variations in investment performance are primarily the result of fluctuations in market performance over time.

Net revenue is a key metric used to understand the earnings growth for the Principal International segment. The following table presents the net revenue of the Principal International segment for the periods indicated.

	For the three months ended March 31,
			Increase
	2017	2016	(decrease)
	(in millions)

Net revenue	$197.0	$158.7	$38.3

The following table presents certain summary financial data relating to the Principal International segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2017	2016	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$52.0	$56.6	$(4.6)
Fees and other revenues	102.6	98.3	4.3
Net investment income	166.7	131.7	35.0
Total operating revenues	321.3	286.6	34.7
Expenses:
Benefits, claims and settlement expenses	124.3	127.9	(3.6)
Operating expenses	95.0	90.4	4.6
Total expenses	219.3	218.3	1.0

Pre-tax operating earnings attributable to noncontrolling interest	1.1	0.3	0.8
Pre-tax operating earnings	$100.9	$68.0	$32.9

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Pre-Tax Operating Earnings

Pre-tax operating earnings increased $27.1 million in Latin America primarily due to $17.2 million favorable relative market performance on our required regulatory investments and $14.2 million higher earnings in our equity method investment in Brazil, of which $6.7 million is due to the strengthening of the Brazilian real against the U.S. dollar. Asia increased $7.3 million due to growth in the business.

Net Revenue

Net revenue increased $32.9 million in Latin America primarily due to $17.6 million favorable relative market performance on our required regulatory investments and $14.2 million higher earnings in our equity method investment in Brazil, of which $6.7 million is due to the strengthening of the Brazilian real against the U.S. dollar.

U.S. Insurance Solutions Segment

U.S. Insurance Solutions Segment Summary Financial Data

Premium and fees are a key metric for growth in the U.S. Insurance Solutions segment. We receive premiums on our specialty benefits insurance products as well as our traditional life insurance products. Fees are generated from our specialty benefits fee-for-service products as well as our universal life, variable universal life and indexed universal life insurance products.

In our specialty benefits insurance business, premium and fees growth is a result of strong retention and sales, as well as continued in-group growth. In our individual life insurance business, premium and fees growth is driven by strong sales with a focus on maintaining an optimal balance within our product portfolio.

The following table presents the U.S. Insurance Solutions segment premium and fees for the periods indicated:

	For the three months ended March 31,
	2017	2016	Increase (decrease)
	(in millions)
Premium and fees:
Specialty benefits insurance	$487.6	$449.7	$37.9
Individual life insurance	270.0	255.2	14.8

The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2017	2016	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$571.3	$531.2	$40.1
Fees and other revenues	186.3	173.7	12.6
Net investment income	198.8	186.0	12.8
Total operating revenues	956.4	890.9	65.5
Expenses:
Benefits, claims and settlement expenses	585.9	535.4	50.5
Dividends to policyholders	34.9	38.6	(3.7)
Operating expenses	249.4	236.4	13.0
Total expenses	870.2	810.4	59.8

Pre-tax operating earnings	$86.2	$80.5	$5.7

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Pre-Tax Operating Earnings

Pre-tax operating earnings increased in our specialty benefits insurance business due to a $6.3 million increase in variable investment income, $3.7 million lower operating expenses driven by benefits of scale and $3.2 million increase associated with growth in the business. These increases were partially offset by a $5.5 million assessment associated with the Penn Treaty liquidation.

Revenues

Premiums and fees increased primarily due to growth in the business.

Net investment income increased $7.7 million in our specialty benefits insurance business primarily due to an increase in variable investment income. Net investment income increased $5.1 million in our individual life insurance business primarily due to an increase in average invested assets.

Total Expenses

Benefits, claims and settlement expenses increased primarily due to growth in the business.

Operating expenses increased in our specialty benefits insurance business due to $12.3 million growth in the business and a $5.5 million assessment associated with the Penn Treaty liquidation, which was partially offset by $3.7 million lower expenses driven by benefits of scale.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2017	2016	(decrease)
	(in millions)
Operating revenues:
Total operating revenues	$(1.5)	$(13.1)	$11.6
Expenses:
Total expenses	56.9	40.1	16.8

Pre-tax operating earnings attributable to noncontrolling interest	0.1	0.1	—
Pre-tax operating losses	$(58.5)	$(53.3)	$(5.2)

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Pre-Tax Operating Losses

Pre-tax operating losses increased primarily due to a $20.0 million fee resulting from our election to discontinue an arrangement with one of our financing counterparties in the first quarter of 2017. This was partially offset by a $12.9 million decrease in operating losses due to a reduction in pension and OPEB expense.

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

We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised against the company at inopportune times. For example, as of March 31, 2017, approximately $9.7 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain surrender charges and other provisions limiting early surrenders.

The following table summarizes the withdrawal characteristics of our domestic general account investment contracts as of March 31, 2017.

	Contractholder funds	Percentage
	(in millions)
Not subject to discretionary withdrawal	$10,734.2	35.1%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	7,055.2	23.0
Market value adjustments	6,226.2	20.3
Subject to discretionary withdrawal without adjustments	6,606.0	21.6
Total domestic investment contracts	$30,621.6	100.0%

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

As of March 31, 2017 and December 31, 2016, we had short-term credit facilities with various financial institutions in an aggregate amount of $905.0 million and $1,005.0 million, respectively. As of March 31, 2017 and December 31, 2016, we had $59.5 million and $51.4 million, respectively, of outstanding borrowings, with no assets pledged as support. During the first quarter of 2017, we extended or renewed $789.0 million of our revolving credit facilities. The facilities and their new maturity dates include a $600.0 million 5-year facility with PFG, PFS and Principal Life as co-borrowers that matures March 2022 and a $200.0 million 5-year credit facility, with PFG, PFS, Principal Life and Principal Financial Services V (UK) LTD as co-borrowers, of which $11.0 million matures March 2020 and $189.0 million matures March 2022. The revolving credit facilities are committed and provide 100% back-stop support for our commercial paper program. The $600.0 million facility is supported by seventeen banks and the $200.0 million facility is supported by fifteen banks through March 2020, reduced to $189.0 million supported by fourteen banks thereafter. Most of the banks have other relationships with us. In addition to the revolving credit facilities, Principal International Chile has the capacity to access up to $60.0 million in unsecured lines of credit offered by Chilean financial institutions and Principal Life has a $45.0 million unsecured line of credit. Due to the financial strength and the strong relationships we have with these providers, we are comfortable we have very low risk the financial institutions would be unable or unwilling to fund these facilities.

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

Under Iowa law, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Commissioner of Insurance of the State of Iowa (“the Commissioner”) to pay stockholder dividends or make any other distribution if such dividends or distributions would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limitations. Extraordinary dividends include those made, together with dividends and other distributions, within the preceding twelve months that exceed the greater of (i) 10% of Principal Life’s statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year, not to exceed earned surplus. Based on December 31, 2016, statutory results, the dividend limitation for Principal Life is approximately $1,143.2 million in ordinary dividends in 2017 without prior regulatory approval. However, because the dividend test is based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2017, some or all of such dividends may be extraordinary and require regulatory approval.

Total stockholder dividends paid by Principal Life to its parent as of March 31, 2017, were $150.0 million, all of which was extraordinary and approved by the Commissioner. As of March 31, 2017, we had $1,200.5 million of cash and liquid assets held in our holding companies and other subsidiaries which is available for corporate purposes.

On May 1, 2017, Principal Life sold its ownership interest in Principal Global Investors, LLC to Principal Life’s direct parent, PFS, in connection with a corporate reorganization designed to better utilize and allocate capital internally. Subsequent to the sale, Principal Life paid an extraordinary dividend of $1.1 billion to its parent, which was approved by the Commissioner, primarily from proceeds received from the sale.

Operations. Our primary consolidated cash flow sources are premiums from insurance products, pension and annuity deposits, asset management fee revenues, administrative services fee revenues, income from investments and proceeds from the sales or maturity of investments. Cash outflows consist primarily of payment of benefits to policyholders and beneficiaries, income and other taxes, current operating expenses, payment of dividends to policyholders, payments in connection with investments acquired, payments made to acquire subsidiaries, payments relating to policy and contract surrenders, withdrawals, policy loans, interest payments and repayment of short-term debt and long-term debt. Our investment strategies are generally intended to provide adequate funds to pay benefits without forced sales of investments. For a discussion of our investment objectives and strategies, see “Investments.”

Cash Flows. Activity, as reported in our consolidated statements of cash flows, provides relevant information regarding our sources and uses of cash. The following discussion of our operating, investing and financing portions of the cash flows excludes cash flows attributable to the separate accounts.

Net cash provided by operating activities was $522.9 million and $895.5 million for the three months ended March 31, 2017 and 2016, respectively. Our insurance business typically generates positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The decrease in cash provided by operating activities in 2017 compared to 2016 was the result of fluctuations in receivables and payables associated with the timing of settlements.

Net cash used in investing activities was $1,831.0 million and $1,853.3 million for the three months ended March 31, 2017 and 2016, respectively. Cash used in investing activities remained relatively flat in 2017 compared to 2016 with decreased net purchases of available-for-sale securities, offset by increased net purchases of mortgage loans.

Net cash provided by financing activities was $123.2 million and $535.9 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in cash provided by financing activities was the result of lower net investment contract deposits in 2017 as compared to 2016 primarily in the pension business.

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

Short-Term Debt. The components of short-term debt were as follows:

	March 31, 2017	December 31, 2016
	(in millions)
Other recourse short-term debt	$59.5	$51.4
Total short-term debt	$59.5	$51.4

The short-term credit facilities are used for general corporate purposes and borrowings outstanding can fluctuate as part of working capital management.

Long-Term Debt. As of March 31, 2017, there have been no significant changes to long-term debt since December 31, 2016.

Stockholders’ Equity. The following table summarizes our dividends to stockholders and repurchase of common stock.

	For the three months ended	For the year ended
	March 31, 2017	December 31, 2016
	(in millions)

Dividends to stockholders	$130.0	$464.9
Repurchase of common stock	142.8	277.3
Total cash returned to common stockholders	$272.8	$742.2

For additional stockholders’ equity information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 9, Stockholders’ Equity.”

Capitalization

The following table summarizes our capital structure:

	March 31, 2017	December 31, 2016
	($ in millions)
Debt:
Short-term debt	$59.5	$51.4
Long-term debt	3,126.2	3,125.7
Total debt	3,185.7	3,177.1

Equity excluding AOCI	11,071.2	10,902.5
Total capitalization excluding AOCI	$14,256.9	$14,079.6
Debt to equity excluding AOCI	29%	29%
Debt to capitalization excluding AOCI	22%	23%

Contractual Obligations and Contractual Commitments

As of March 31, 2017, there have been no significant changes to contractual obligations and contractual commitments since December 31, 2016.

Off-Balance Sheet Arrangements

Variable Interest Entities. We have relationships with various types of special purpose entities and other entities where we have a variable interest as described in Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 2, Variable Interest Entities.”

Guarantees and Indemnifications. As of March 31, 2017, there have been no significant changes to guarantees and indemnifications since December 31, 2016. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

Financial Strength and Credit Ratings

Our ratings are influenced by the relative ratings of our peers/competitors as well as many other factors including our operating and financial performance, capital levels, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage and other factors.

In April 2017, S&P affirmed PFG’s credit ratings and the financial strength ratings of Principal Life and Principal National Life Insurance Company (“PNLIC”) at ‘A+’. The outlook remains ‘stable’ for all ratings. Principal Life’s enterprise risk management rating was affirmed as ‘Strong’. The rating affirmation reflects S&P’s view that we have a very strong competitive position as a leader in the U.S. small to midsize 401(k) market, with strong asset management and insurance solution capabilities.

In January 2017, A.M. Best affirmed the financial strength ratings of Principal Life and PNLIC at ‘A+’. The outlook remains ‘stable’ for all ratings. The affirmation reflects continued solid risk-adjusted capitalization, well-managed balance sheet, strong business profile and consistently favorable operating results.

In November 2016, Moody’s affirmed the financial strength ratings of Principal Life and PNLIC at ‘A1’. The outlook remains ‘stable’. The affirmation is based on the leading, broad-based position of Principal Life in the U.S. group pension market, with earnings diversification from retail life and annuity businesses.

In October 2016, Fitch affirmed the financial strength ratings of Principal Life and PNLIC at ‘AA-’. The outlook remains ‘stable’. The affirmation reflects PFG’s strong capitalization and stable, balanced operating profitability, partially offset by above-average exposure to direct mortgages, structured mortgage securities and direct real estate investments.

A.M. Best, Moody’s and Fitch have changed their outlook on the U.S. life insurance sector to ‘negative’ from ‘stable’. Continued low interest rates, an uncertain regulatory environment, exposure to asset management and international risks and low domestic growth are pressuring the sector. S&P maintains a ‘stable’ outlook on the U.S. life insurance sector. S&P’s view is that insurers have strong levels of capital that will offset credit quality impacts from the interest rate environment. Any deterioration in capitalization will not be to a level that will impact near-term ratings.

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

As of March 31, 2017, 41% of our net assets (liabilities) were Level 1, 55% were Level 2 and 4% were Level 3. Excluding separate account assets as of March 31, 2017, 3% of our net assets (liabilities) were Level 1, 96% were Level 2 and 1% were Level 3.

As of December 31, 2016, 41% of our net assets (liabilities) were Level 1, 55% were Level 2 and 4% were Level 3. Excluding separate account assets as of December 31, 2016, 3% of our net assets (liabilities) were Level 1, 96% were Level 2 and 1% were Level 3.

Changes in Level 3 Fair Value Measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2017, were $7,590.8 million as compared to $7,779.6 million as of December 31, 2016. The decrease was primarily related to net sales of our separate account assets and the transfer of certain structured fixed maturities from level 3 to level 2. These decreases were partially offset by gains in our separate account assets.

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2016, were $7,399.9 million as compared to $7,318.6 million as of December 31, 2015. The increase was primarily related to gains in our separate account assets. The increase was partially offset by net sales of our separate account assets.

Investments

We had total consolidated assets as of March 31, 2017, of $235,496.0 million, of which $77,812.0 million were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk; therefore, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of March 31, 2017, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans. The remainder is invested in other investments, equity securities, real estate and residential mortgage loans. In addition, policy loans are included in our invested assets.

	March 31, 2017		December 31, 2016
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$40,561.3	52%	$39,170.3	52%
Private	16,705.8	21	16,074.2	21
Equity securities	1,620.3	2	1,512.3	2
Mortgage loans:
Commercial	12,137.7	16	12,027.8	16
Residential	1,250.4	2	1,202.4	1
Real estate held for sale	141.6	—	130.7	—
Real estate held for investment	1,291.7	2	1,238.1	2
Policy loans	819.6	1	823.8	1
Other investments	3,283.6	4	3,655.9	5
Total invested assets	77,812.0	100%	75,835.5	100%
Cash and cash equivalents	1,534.7		2,719.6
Total invested assets and cash	$79,346.7		$78,555.1

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

	For the three months ended March 31,
	2017		2016		Increase (decrease)
	Yield	Amount	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturities	4.2%	$577.2	4.4%	$549.7	(0.2)%	$27.5
Equity securities	8.6	33.8	5.4	18.1	3.2	15.7
Mortgage loans - commercial	4.1	125.0	4.5	125.2	(0.4)	(0.2)
Mortgage loans - residential	5.0	15.2	5.4	15.0	(0.4)	0.2
Real estate	15.0	52.4	5.3	19.6	9.7	32.8
Policy loans	5.5	11.3	5.5	11.3	—	—
Cash and cash equivalents	1.1	5.7	0.6	3.7	0.5	2.0
Other investments	9.0	77.9	4.4	39.7	4.6	38.2
Total	4.7	898.5	4.3	782.3	0.4	116.2
Investment expenses	(0.1)	(21.1)	(0.1)	(20.6)	—	(0.5)
Net investment income	4.6%	$877.4	4.2%	$761.7	0.4%	$115.7

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Net investment income increased primarily due to higher average invested assets in our U.S. operations and an increase in variable investment income primarily related to the sale of certain real estate and higher income from other alternative investments. Additionally, net investment income increased due to favorable relative market performance on our required regulatory investments in the pension funds of our Latin America business.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains and losses for the periods indicated.

	For the three months ended March 31,
	2017	2016	Increase (decrease)
	(in millions)
Fixed maturities, available-for-sale – credit impairments (1)	$(28.8)	$(48.1)	$19.3
Commercial mortgages – credit impairments	(0.3)	0.4	(0.7)
Other – credit impairments	(0.1)	2.1	(2.2)
Fixed maturities, available-for-sale and trading – noncredit	(3.9)	9.6	(13.5)
Derivatives and related hedge activities	(18.5)	193.7	(212.2)
Other gains (losses)	35.0	(21.1)	56.1
Net realized capital gains (losses)	$(16.6)	$136.6	$(153.2)

(1)                                 Includes credit impairments as well as losses on sales of fixed maturities to reduce credit risk, net of realized credit recoveries on the sale of previously impaired securities. Credit gains on sales, excluding associated foreign currency fluctuations that are included in derivatives and related hedging activities, resulted in a net gain of $0.0 million for both the three months ended March 31, 2017 and 2016.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Derivatives and related hedge activities had net losses in 2017 as compared to net gains in 2016 primarily due to losses in 2017 versus gains in 2016 on interest rate swap derivatives not designated as hedging instruments due to changes in interest rates and on the GMWB embedded derivatives, including changes in the spread reflecting our own creditworthiness, and related hedging instruments.

Other gains (losses) reflected gains in 2017 as compared to losses in 2016 primarily due to gains in 2017 versus losses in 2016 on equity securities, trading related to mark-to-market changes.

U.S. Investment Operations

Of our invested assets, $70,408.7 million were held by our U.S. operations as of March 31, 2017. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect customers’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing the credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

•                  credit risk, relating to the uncertainty associated with the continued ability of an obligor to make timely payments of principal and interest and

•                  interest rate risk, relating to the market price and/or cash flow variability associated with changes in market yield curves.

Our ability to manage credit risk is essential to our business and our profitability. We devote considerable resources to the credit analysis of each new investment. We manage credit risk through industry, issuer and asset class diversification. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing all investment policies and approving or authorizing all investments, except the Executive Committee of the Board must approve any investment transaction exceeding $500.0 million. As of March 31, 2017, twelve members served on the Investment Committee, one of whom is a member of our Board of Directors. The remaining members were senior management members representing various areas of our company.

We purchase credit default swaps to hedge certain credit exposures in our investment portfolio and total return swaps and futures to hedge a portion of our investment portfolio from credit losses. We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $170.5 million and $176.5 million, total return swaps with a notional of $80.0 million and $90.0 million, and futures with a notional of $17.0 million and $11.9 million as of March 31, 2017 and December 31, 2016, respectively. We sell credit default swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Derivative Financial Instruments” under the caption, “Credit Derivatives Sold.”

We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, were $2,410.6 million and 3.6%, respectively, as of March 31, 2017 and $2,075.9 million and 3.5%, respectively, as of December 31, 2016. In addition, the amortized cost and weighted average yield of residential mortgage-backed pass-through securities, residential collateralized mortgage obligations, and asset-backed securities - home equity with material prepayment risk were $5,076.3 million and 3.2%, respectively, as of March 31, 2017 and $4,891.3 million and 3.2%, respectively, as of December 31, 2016.

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

	Weighted average loan-to-value ratio		Debt service coverage ratio
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016

New mortgages	56%	52%	2.4X	2.6X
Entire mortgage portfolio	46%	46%	2.7X	2.7X

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

	March 31, 2017		December 31, 2016
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$36,766.0	52%	$35,524.8	52%
Private	16,692.4	24	16,065.2	23
Equity securities	349.0	1	342.6	1
Mortgage loans:
Commercial	12,049.3	17	11,940.5	17
Residential	723.8	1	680.5	1
Real estate held for sale	139.6	—	128.7	—
Real estate held for investment	1,290.0	2	1,236.5	2
Policy loans	795.9	1	800.7	1
Other investments	1,602.7	2	2,088.7	3
Total invested assets	70,408.7	100%	68,808.2	100%
Cash and cash equivalents	1,356.4		2,335.5
Total invested assets and cash	$71,765.1		$71,143.7

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities. Included in the privately placed category as of March 31, 2017 and December 31, 2016, were $11.9 billion and $11.2 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

Fixed maturities were diversified by category of issuer, as shown in the following table for the periods indicated.

	March 31, 2017		December 31, 2016
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total
	($ in millions)

U.S. government and agencies	$1,420.9	3%	$1,415.7	3%
States and political subdivisions	6,035.9	11	5,625.6	11
Non-U.S. governments	612.5	1	542.0	1
Corporate - public	20,102.0	38	19,117.9	37
Corporate - private	12,332.1	23	12,140.2	23
Residential mortgage-backed pass-through securities	2,847.0	5	2,842.5	5
Commercial mortgage-backed securities	3,833.4	7	4,070.2	8
Residential collateralized mortgage obligations	2,016.7	4	1,827.8	4
Asset-backed securities	4,257.9	8	4,008.1	8
Total fixed maturities	$53,458.4	100%	$51,590.0	100%

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

We purchase CMBS to diversify the overall credit risks of the fixed maturities portfolio and to provide attractive returns. The primary risks in holding CMBS are structural and credit risks. Structural risks include the security’s priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from the collateral and the potential for prepayments. Credit risks involve collateral and issuer/servicer risk where collateral and servicer performance may deteriorate. CMBS are predominantly comprised of large pool securitizations that are diverse by property type, borrower and geographic dispersion. The risks to any CMBS deal are determined by the credit quality of the underlying loans and how those loans perform over time. Another key risk is the vintage of the underlying loans and the state of the markets during a particular vintage. In the CMBS market, there is a material difference in the outlook for the performance of loans originated in 2004 and earlier relative to loans originated in 2005 through 2008. For loans originated prior to 2005, underwriting assumptions were more conservative regarding required debt service coverage and loan-to-value ratios. For the 2005 through 2008 vintages, real estate values peaked and the underwriting expectations were that values would continue to increase, which makes those loan values more sensitive to market declines. The 2009 and later vintages represent a return to debt service coverage ratios and loan-to-value ratios that more closely resemble loans originated prior to 2005.

Similar to CMBS, we purchase ABS for diversification and to provide attractive returns. The primary risks in holding ABS are also structural and credit risks, which are similar to those noted above for CMBS. Our ABS portfolio is diversified by type of asset, issuer, and vintage. We actively monitor holdings of ABS to recognize adverse changes in the risk profile of each security. Prepayments in the ABS portfolio are, in general, insensitive to changes in interest rates or are insulated from such changes by call protection features. In the event we are subject to prepayment risk, we monitor the factors that impact the level of prepayment and prepayment speed for those ABS. In addition, we hold a diverse class of securities, which limits our exposure to any one security.

The international exposure held in our U.S. operation’s fixed maturities portfolio was 21% of total fixed maturities as of both March 31, 2017 and December 31, 2016. It is comprised of corporate and foreign government fixed maturities. The following table presents the carrying amount of our international exposure for our U.S. operation’s fixed maturities portfolio for the periods indicated.

	March 31, 2017	December 31, 2016
	(in millions)

European Union, excluding UK	$3,467.2	$3,419.4
United Kingdom	2,298.5	2,282.4
Asia-Pacific	1,533.8	1,517.1
Australia/New Zealand	1,376.0	1,338.4
Latin America	956.0	950.4
Europe, non-European Union	770.3	740.4
Middle East and Africa	380.2	365.3
Other (1)	253.6	261.7
Total	$11,035.6	$10,875.1

(1)                                 Includes exposure from two countries and various supranational organizations as of both March 31, 2017, and December 31, 2016.

International fixed maturities exposure is determined by the country of domicile of the parent entity of an individual asset. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of March 31, 2017 and December 31, 2016, our investments in Canada totaled $1,710.4 million and $1,604.5 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The following table presents our top ten exposures as of March 31, 2017.

Amortized cost
(in millions)

Mars, Incorporated	$252.3
Berkshire Hathaway Inc.	214.1
Wells Fargo & Company	210.2
Duke Energy Corporation	190.5
Province of Quebec	184.7
Comcast Corporation	173.9
Bank of America Corporation	165.3
Verizon Communications Inc.	164.1
Exelon Corporation	162.6
General Electric Company	161.8
Total top ten exposures	$1,879.5

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

	March 31, 2017			December 31, 2016
			Percent of			Percent of
	Amortized	Carrying	carrying	Amortized	Carrying	carrying
NAIC designation	cost	amount	amount	cost	amount	amount
	($ in millions)

1	$34,043.8	$34,965.5	66%	$33,198.2	$34,031.5	66%
2	14,513.8	15,174.1	28	13,614.9	14,155.0	27
3	2,597.4	2,659.5	5	2,578.5	2,611.8	6
4	480.6	462.7	1	640.9	604.3	1
5	169.6	144.9	—	148.6	120.4	—
6	60.3	51.7	—	80.9	67.0	—
Total fixed maturities	$51,865.5	$53,458.4	100%	$50,262.0	$51,590.0	100%

Fixed maturities included 44 securities with an amortized cost of $559.6 million, gross gains of $1.7 million, gross losses of $8.2 million and a carrying amount of $553.1 million as of March 31, 2017, that were still pending a review and assignment of a designation by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, we will always have securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent designation is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities. As of March 31, 2017, based on amortized cost, 97% of our CMBS portfolio had an NAIC designation of 1 and 74% was issued during the more conservative underwriting periods prior to 2005 and after 2008.

The following tables present our exposure by credit quality, based on NAIC designations, and vintage for our CMBS portfolio as of the periods indicated.

	March 31, 2017
	2004 and prior		2005 to 2008		2009 and after		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
NAIC designation	cost	amount	cost	amount	cost	amount	cost	amount
	(in millions)

1	$94.2	$98.2	$879.4	$877.5	$2,773.7	$2,744.7	$3,747.3	$3,720.4
2	—	—	18.7	16.9	1.2	1.2	19.9	18.1
3	—	—	16.4	16.0	—	—	16.4	16.0
4	7.5	4.4	55.0	52.9	—	—	62.5	57.3
5	1.8	1.5	17.0	12.6	—	—	18.8	14.1
6	1.6	1.7	7.4	5.8	—	—	9.0	7.5
Total (1)	$105.1	$105.8	$993.9	$981.7	$2,774.9	$2,745.9	$3,873.9	$3,833.4

(1)    The CMBS portfolio included agency CMBS with a $373.9 million amortized cost and a $369.5 million carrying amount.

	December 31, 2016
	2004 and prior		2005 to 2008		2009 and after		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
NAIC designation	cost	amount	cost	amount	cost	amount	cost	amount
	(in millions)

1	$105.2	$108.9	$1,183.7	$1,180.7	$2,698.4	$2,657.6	$3,987.3	$3,947.2
2	—	—	19.8	19.3	—	—	19.8	19.3
3	—	—	16.2	14.6	—	—	16.2	14.6
4	7.7	7.3	64.8	57.1	—	—	72.5	64.4
5	2.1	1.4	16.7	13.7	—	—	18.8	15.1
6	1.8	1.9	9.7	7.7	—	—	11.5	9.6
Total (1)	$116.8	$119.5	$1,310.9	$1,293.1	$2,698.4	$2,657.6	$4,126.1	$4,070.2

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

	March 31, 2017	December 31, 2016
	($in millions)

Total fixed maturities (public and private)	$53,458.4	$51,590.0
Problem fixed maturities (1)	$76.4	$74.1
Potential problem fixed maturities	103.3	154.8
Restructured fixed maturities	1.9	—
Total problem, potential problem and restructured fixed maturities	$181.6	$228.9
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	0.34%	0.44%

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

The net realized loss relating to other-than-temporary credit impairments and credit related sales of fixed maturities was $28.8 million and $48.1 million for the three months ended March 31, 2017 and 2016, respectively.

Fixed Maturities Available-for-Sale

The following tables present our fixed maturities available-for-sale by industry category and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in AOCI, as of the periods indicated.

	March 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	amount
	(in millions)

Finance — Banking	$4,466.5	$103.0	$37.4	$4,532.1
Finance — Brokerage	374.4	13.1	2.6	384.9
Finance — Finance Companies	306.1	7.1	0.3	312.9
Finance — Financial Other	474.5	38.0	2.7	509.8
Finance — Insurance	2,489.2	219.0	7.7	2,700.5
Finance — REITS	1,271.7	30.9	12.8	1,289.8
Industrial — Basic Industry	1,190.1	61.0	8.6	1,242.5
Industrial — Capital Goods	1,932.8	105.1	9.6	2,028.3
Industrial — Communications	2,396.4	208.7	8.6	2,596.5
Industrial — Consumer Cyclical	1,600.2	67.4	3.3	1,664.3
Industrial — Consumer Non-Cyclical	3,603.7	152.3	26.6	3,729.4
Industrial — Energy	2,731.9	195.1	24.2	2,902.8
Industrial — Other	299.3	14.3	0.2	313.4
Industrial — Technology	1,552.1	43.2	5.5	1,589.8
Industrial — Transportation	1,428.8	52.6	21.6	1,459.8
Utility — Electric	3,197.6	167.4	35.2	3,329.8
Utility — Natural Gas	326.8	13.5	3.1	337.2
Utility — Other	254.2	15.2	0.2	269.2
Government guaranteed	1,105.4	107.3	3.7	1,209.0
Total corporate securities	31,001.7	1,614.2	213.9	32,402.0

Residential mortgage-backed pass-through securities	2,796.6	62.3	30.7	2,828.2
Commercial mortgage-backed securities	3,873.9	29.1	69.6	3,833.4
Residential collateralized mortgage obligations	2,011.8	16.4	21.8	2,006.4
Asset-backed securities — Home equity (1)	238.8	13.7	8.0	244.5
Asset-backed securities — All other	3,031.3	8.3	13.6	3,026.0
Collateralized debt obligations — Credit	51.9	—	19.9	32.0
Collateralized debt obligations — CMBS	0.3	0.1	—	0.4
Collateralized debt obligations — Loans	954.2	2.4	1.6	955.0
Total mortgage-backed and other asset-backed securities	12,958.8	132.3	165.2	12,925.9

U.S. government and agencies	1,413.1	18.8	11.0	1,420.9
States and political subdivisions	5,850.7	215.4	69.9	5,996.2
Non-U.S. governments	540.3	73.5	1.3	612.5
Total fixed maturities, available-for-sale	$51,764.6	$2,054.2	$461.3	$53,357.5

(1) This exposure is all related to sub-prime mortgage loans.

	December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	amount
	(in millions)

Finance — Banking	$4,214.3	$92.1	$80.0	$4,226.4
Finance — Brokerage	333.8	12.2	2.3	343.7
Finance — Finance Companies	283.9	5.8	0.4	289.3
Finance — Financial Other	498.2	39.9	1.6	536.5
Finance — Insurance	2,380.6	197.7	14.4	2,563.9
Finance — REITS	1,141.8	28.7	13.8	1,156.7
Industrial — Basic Industry	1,135.4	49.0	13.3	1,171.1
Industrial — Capital Goods	1,860.6	100.4	13.3	1,947.7
Industrial — Communications	2,403.5	203.7	11.7	2,595.5
Industrial — Consumer Cyclical	1,525.7	67.8	4.0	1,589.5
Industrial — Consumer Non-Cyclical	3,485.3	145.5	31.3	3,599.5
Industrial — Energy	2,722.6	178.6	47.8	2,853.4
Industrial — Other	284.9	13.7	—	298.6
Industrial — Technology	1,292.2	40.7	5.3	1,327.6
Industrial — Transportation	1,428.5	52.7	26.7	1,454.5
Utility — Electric	3,189.6	167.1	44.2	3,312.5
Utility — Natural Gas	322.7	13.7	2.9	333.5
Utility — Other	255.0	15.5	—	270.5
Government guaranteed	1,182.5	100.3	8.7	1,274.1
Total corporate securities	29,941.1	1,525.1	321.7	31,144.5

Residential mortgage-backed pass-through securities	2,786.8	66.4	30.6	2,822.6
Commercial mortgage-backed securities	4,124.2	31.1	87.0	4,068.3
Residential collateralized mortgage obligations	1,822.9	14.4	23.6	1,813.7
Asset-backed securities — Home equity (1)	247.6	14.0	8.8	252.8
Asset-backed securities — All other	2,995.3	8.6	17.3	2,986.6
Collateralized debt obligations — Credit	52.0	—	21.7	30.3
Collateralized debt obligations — CMBS	0.3	—	—	0.3
Collateralized debt obligations — Loans	727.3	2.8	2.6	727.5
Total mortgage-backed and other asset-backed securities	12,756.4	137.3	191.6	12,702.1

U.S. government and agencies	1,409.3	17.1	10.7	1,415.7
States and political subdivisions	5,460.4	192.4	86.9	5,565.9
Non-U.S. governments	475.0	71.7	4.7	542.0
Total fixed maturities, available-for-sale	$50,042.2	$1,943.6	$615.6	$51,370.2

(1)         This exposure is all related to sub-prime mortgage loans.

Of the $461.3 million in gross unrealized losses as of March 31, 2017, $6.3 million in losses were attributed to securities scheduled to mature in one year or less, $22.6 million attributed to securities scheduled to mature between one to five years, $48.5 million attributed to securities scheduled to mature between five to ten years, $218.7 million attributed to securities scheduled to mature after ten years and $165.2 million related to mortgage-backed and other ABS that are not classified by maturity year. As of March 31, 2017, we were in a $1,592.9 million net unrealized gain position as compared to a $1,328.0 million net unrealized gain position as of December 31, 2016. The $264.9 million increase in net unrealized gains for the three months ended March 31, 2017, can primarily be attributed to tightening of credit spreads and an approximate 2 basis point decrease in interest rates.

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

The following table presents our fixed maturities available-for-sale by investment grade and below investment grade and the associated gross unrealized gains and losses, including the other-than-temporary impairment losses reported in AOCI, as of the periods indicated.

	March 31, 2017				December 31, 2016
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Carrying	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	amount	cost	gains	losses	amount
	(in millions)
Investment grade:
Public	$33,908.4	$1,426.9	$294.4	$35,040.9	$32,818.8	$1,347.3	$368.8	$33,797.3
Private	14,580.9	533.3	83.8	15,030.4	13,814.6	508.1	113.2	14,209.5
Below investment grade:
Public	1,603.1	51.6	30.5	1,624.2	1,617.5	47.0	62.0	1,602.5
Private	1,672.2	42.4	52.6	1,662.0	1,791.3	41.2	71.6	1,760.9
Total fixed maturities, available-for-sale	$51,764.6	$2,054.2	$461.3	$53,357.5	$50,042.2	$1,943.6	$615.6	$51,370.2

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, on investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	March 31, 2017
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$2,016.6	$14.4	$1,104.1	$6.3	$3,120.7	$20.7
Greater than three to six months	6,218.9	189.5	2,303.8	43.1	8,522.7	232.6
Greater than six to nine months	874.9	47.0	365.5	8.8	1,240.4	55.8
Greater than nine to twelve months	4.4	—	58.6	0.9	63.0	0.9
Greater than twelve to twenty-four months	481.4	16.6	342.5	7.6	823.9	24.2
Greater than twenty-four to thirty-six months	88.6	3.3	73.8	2.1	162.4	5.4
Greater than thirty-six months	304.8	23.6	204.1	15.0	508.9	38.6
Total fixed maturities, available-for-sale	$9,989.6	$294.4	$4,452.4	$83.8	$14,442.0	$378.2

	December 31, 2016
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$9,056.5	$230.1	$3,335.5	$61.9	$12,392.0	$292.0
Greater than three to six months	985.0	55.9	512.5	18.6	1,497.5	74.5
Greater than six to nine months	79.5	1.0	58.9	0.9	138.4	1.9
Greater than nine to twelve months	93.7	7.9	176.0	6.5	269.7	14.4
Greater than twelve to twenty-four months	512.4	17.1	292.2	5.8	804.6	22.9
Greater than twenty-four to thirty-six months	108.1	4.4	38.8	3.8	146.9	8.2
Greater than thirty-six months	397.7	52.4	231.5	15.7	629.2	68.1
Total fixed maturities, available-for-sale	$11,232.9	$368.8	$4,645.4	$113.2	$15,878.3	$482.0

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, on below investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	March 31, 2017
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$135.0	$0.4	$199.5	$0.7	$334.5	$1.1
Greater than three to six months	5.8	0.2	33.3	0.9	39.1	1.1
Greater than six to nine months	10.1	2.1	34.7	3.2	44.8	5.3
Greater than twelve to twenty-four months	88.5	8.7	47.6	7.5	136.1	16.2
Greater than twenty-four to thirty-six months	113.8	11.0	79.4	13.6	193.2	24.6
Greater than thirty-six months	131.6	8.1	79.8	26.7	211.4	34.8
Total fixed maturities, available-for-sale	$484.8	$30.5	$474.3	$52.6	$959.1	$83.1

	December 31, 2016
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$88.2	$2.8	$168.6	$2.5	$256.8	$5.3
Greater than three to six months	10.9	1.3	62.2	3.8	73.1	5.1
Greater than six to nine months	—	0.1	6.2	0.1	6.2	0.2
Greater than nine to twelve months	3.4	0.5	1.0	0.1	4.4	0.6
Greater than twelve to twenty-four months	200.6	16.8	76.0	7.8	276.6	24.6
Greater than twenty-four to thirty-six months	147.8	17.6	93.6	22.7	241.4	40.3
Greater than thirty-six months	135.4	22.9	85.8	34.6	221.2	57.5
Total fixed maturities, available-for-sale	$586.3	$62.0	$493.4	$71.6	$1,079.7	$133.6

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, on fixed maturities available-for-sale where the estimated fair value had declined and remained below amortized cost by 20% or more as of the periods indicated.

	March 31, 2017
	Problem, potential		All other fixed
	problem and restructured		maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$5.2	$2.0	$9.4	$4.9	$14.6	$6.9
Greater than three to six months	4.0	1.1	6.1	2.6	10.1	3.7
Greater than six to nine months	18.0	10.6	1.6	1.4	19.6	12.0
Greater than nine to twelve months	—	—	—	0.1	—	0.1
Greater than twelve months	36.5	15.9	25.9	19.4	62.4	35.3
Total fixed maturities, available-for-sale	$63.7	$29.6	$43.0	$28.4	$106.7	$58.0

	December 31, 2016
	Problem, potential		All other fixed
	problem and restructured		maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$4.9	$1.2	$31.0	$8.8	$35.9	$10.0
Greater than three to six months	25.8	16.2	2.2	1.2	28.0	17.4
Greater than six to nine months	—	—	0.1	0.1	0.1	0.1
Greater than nine to twelve months	4.6	2.5	0.1	0.2	4.7	2.7
Greater than twelve months	45.7	35.4	50.6	30.6	96.3	66.0
Total fixed maturities, available-for-sale	$81.0	$55.3	$84.0	$40.9	$165.0	$96.2

Mortgage Loans

Mortgage loans consist of commercial mortgage loans on real estate and residential mortgage loans. The carrying amount of our commercial mortgage loan portfolio was $12,049.3 million and $11,940.5 million as of March 31, 2017 and December 31, 2016, respectively. The carrying amount of our residential mortgage loan portfolio was $723.8 million and $680.5 million as of March 31, 2017 and December 31, 2016, respectively.

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

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 17% and 18% of our commercial mortgage loan portfolio before valuation allowance as of March 31, 2017 and December 31, 2016, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The typical borrower in our commercial loan portfolio is a single purpose entity or single asset entity. As of March 31, 2017 and December 31, 2016, the total number of commercial mortgage loans outstanding was 829 and 840, of which 54% and 55% were for loans with principal balances less than $10.0 million, respectively. The average loan size of our commercial mortgage portfolio was $14.6 million and $14.2 million as of March 31, 2017 and December 31, 2016, respectively.

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

We did not have problem, potential problem and restructured commercial mortgages as of March 31, 2017 and December 31, 2016.

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

The following table represents our commercial mortgage loan valuation allowance for the periods indicated.

	For the three months ended March 31, 2017	For the year ended December 31, 2016
	($ in millions)

Balance, beginning of period	$27.4	$27.5
Provision	0.6	1.4
Charge-offs	—	(1.5)
Balance, end of period	$28.0	$27.4
Valuation allowance as % of carrying value before reserves	0.23%	0.23%

Residential Mortgage Loans. The residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $152.3 million and $165.6 million and first lien mortgages with an amortized cost of $588.2 million and $531.9 million as of March 31, 2017 and December 31, 2016, respectively. The home equity loans are generally second lien mortgages made up of closed-end loans and lines of credit. Non-performing residential mortgage loans, which are defined as loans 90 days or greater delinquent plus non-accrual loans, totaled $11.0 million and $12.2 million as of March 31, 2017 and December 31, 2016, respectively.

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

	For the three months ended March 31, 2017	For the year ended December 31, 2016
	($ in millions)

Balance, beginning of period	$17.0	$23.9
Provision	—	(5.7)
Charge-offs	(1.6)	(4.8)
Recoveries	1.3	3.6
Balance, end of period	$16.7	$17.0
Valuation allowance as % of carrying value before reserves	2.3%	2.4%

Real Estate

Real estate consists primarily of commercial equity real estate. As of March 31, 2017 and December 31, 2016, the carrying amount of our equity real estate investment was $1,429.6 million, or 2%, and $1,365.2 million, or 2%, of U.S. invested assets, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $1,290.0 million and $1,236.5 million as of March 31, 2017 and December 31, 2016, respectively. The carrying value of real estate held for investment is generally adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized capital losses in our consolidated results of operations. Impairment adjustments recorded for the year ended December 31, 2016 were $0.8 million. No such impairment adjustments were recorded for the three months ended March 31, 2017.

The carrying amount of real estate held for sale was $139.6 million and $128.7 million as of March 31, 2017 and December 31, 2016, respectively. Once we identify a real estate property to be sold and it is probable that it will be sold, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. The change in valuation allowance for the year ended December 31, 2016, was $4.5 million. The valuation allowance did not change for the three months ended March 31, 2017.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country. As of March 31, 2017, our equity real estate portfolio was concentrated in the Pacific (34%), South Atlantic (17%), East North Central (14%), and West South Central (14%) regions of the United States. By property type, we had a concentration in office (42%) and apartments (31%) as of March 31, 2017.

Other Investments

Our other investments totaled $1,602.7 million as of March 31, 2017, compared to $2,088.7 million as of December 31, 2016. Derivative assets accounted for $291.6 million and $871.6 million in other investments as of March 31, 2017 and December 31, 2016, respectively. The remaining invested assets are primarily related to equity method investments, which include real estate properties owned jointly with venture partners and operated by the partners and sponsored investment funds.

International Investment Operations

Of our invested assets, $7,403.3 million were held by our Principal International segment as of March 31, 2017. The assets are primarily managed by the local Principal International affiliate. Due to the regulatory constraints in each location, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets is fixed maturities. The following table excludes invested assets of the separate accounts.

	March 31, 2017		December 31, 2016
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total
	($ in millions)
Fixed maturities:
Public	$3,795.3	51%	$3,645.5	52%
Private	13.4	—	9.0	—
Equity securities	1,271.3	17	1,169.7	17
Mortgage loans:
Commercial	88.4	1	87.3	1
Residential	526.6	7	521.9	7
Real estate held for sale	2.0	—	2.0	—
Real estate held for investment	1.7	—	1.6	—
Policy loans	23.7	—	23.1	—
Other investments:
Direct financing leases	903.8	13	875.2	13
Investment in equity method subsidiaries	654.1	9	598.7	9
Derivative assets and other investments	123.0	2	93.3	1
Total invested assets	7,403.3	100%	7,027.3	100%
Cash and cash equivalents	178.3		384.1
Total invested assets and cash	$7,581.6		$7,411.4

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

A reduction in our long-term interest rate assumptions may result in increases in our reserves and/or unlocking of our DAC asset and other actuarial balances. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Deferred Acquisition Costs and Other Actuarial Balances” in our Annual Report on Form 10-K for the year ended December 31, 2016.

In addition, we have implemented reinsurance transactions utilizing affiliated reinsurers and highly rated third parties to finance a portion of the statutory reserves for our term life insurance policies and universal life insurance policies with secondary guarantees. We calculate an economic reserve, which represents an estimate of our liability associated with these contracts. The excess of the required statutory reserve over the economic reserve is secured by financing provided by highly rated third parties. The long-term interest rate assumption is a key input in the calculation of the economic reserve. A reduction in our long-term interest rate assumption would reduce the portion of the statutory reserve that can be financed through affiliated reinsurers, thus increasing the amount of invested assets we must maintain to support statutory reserves. For additional information, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Statutory Insurance Financial Information” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
A reduction in the fair value of intangible assets in our reporting units, potentially leading to an impairment of goodwill or other intangible assets

We estimate a hypothetical 100 basis point immediate, parallel decrease in interest rates would reduce segment pre-tax operating earnings by less than 1% over the next 12 months excluding the impact of any potential unlocking of our DAC asset and other actuarial balances. This estimate reflects the impact of routine management actions in response to a drop in interest rates, such as reducing the interest rates we credit on contractholder account balances; however, it does not reflect the impact of other actions management may consider, such as curtailing sales of certain products. We anticipate the adverse segment pre-tax operating earnings impacts of a decrease in market interest rates will grow over time as assets mature and we are forced to reinvest at lower interest rates.

The selection of a 100 basis point immediate, parallel decrease in interest rates should not be construed as a prediction by us of future market events, but rather as an illustration of the impact of such an event. Our exposure will change as a result of ongoing portfolio transactions in response to new business, management’s assessment of changing market conditions and changes in our mix of business.

If market rates increase rapidly, policy surrenders, withdrawals and requests for policy loans may increase as customers seek to achieve higher returns. This may result in unlocking of our DAC and other actuarial balances. We may be required to sell assets to raise the cash necessary to respond to such surrenders, withdrawals and loans, thereby realizing capital losses on the assets sold.

Guaranteed Minimum Interest Rate Exposure. The following table provides detail on the differences between the interest rates being credited to contractholders as of March 31, 2017, and the respective guaranteed minimum interest rates (“GMIRs”). Account values are broken down by GMIR level within the Retirement and Income Solutions and U.S. Insurance Solutions segments.

	Account values (1)
		Excess of crediting rates over GMIR:
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total
	($ in millions)

Guaranteed minimum interest rate
Retirement and Income Solutions
Up to 1.00%	$546.4	$746.9	$5,554.6	$1,798.4	$309.5	$8,955.8
1.01% - 2.00%	926.5	762.1	1.0	25.5	—	1,715.1
2.01% - 3.00%	6,049.6	66.2	0.2	7.7	—	6,123.7
3.01% - 4.00%	220.6	—	—	—	—	220.6
Subtotal	7,743.1	1,575.2	5,555.8	1,831.6	309.5	17,015.2

U.S. Insurance Solutions
Up to 1.00%	—	21.2	7.7	—	—	28.9
1.01% - 2.00%	314.2	—	204.8	211.2	61.1	791.3
2.01% - 3.00%	1,897.5	996.6	284.8	95.5	0.1	3,274.5
3.01% - 4.00%	1,477.4	52.9	8.6	29.5	4.3	1,572.7
4.01% - 5.00%	203.8	34.0	36.1	36.1	—	310.0
Subtotal	3,892.9	1,104.7	542.0	372.3	65.5	5,977.4

Total	$11,636.0	$2,679.9	$6,097.8	$2,203.9	$375.0	$22,992.6
Percentage of total	50.6%	11.7%	26.5%	9.6%	1.6%	100.0%

(1)  Includes only the account values, net of policy loans, for products with GMIRs and discretionary crediting rates.

In addition to the domestic account values shown in the table above, Principal International had $632.6 million and $585.7 million of account values with GMIRs in Hong Kong and Brazil, respectively, as of March 31, 2017. The Brazil amount includes account values from an equity method subsidiary, adjusted to reflect the proportion of the subsidiary’s results reflected in our net income. Our liabilities in Principal International are generally denominated in the functional currency of the location of operation. The pattern of interest rate movements in our international operations will likely differ from the pattern of interest rate movements in the U.S.

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

We estimate a hypothetical 100 basis point immediate, parallel increase in interest rates would reduce the net reported fair value of our financial assets and derivatives by $3,280.8 million as of March 31, 2017, compared to $3,100.1 million as of December 31, 2016. This estimate only reflects the change in fair value for financial assets and derivatives reported at fair value on our consolidated statements of financial position. Assets and liabilities not reported at fair value on our consolidated statements of financial position — including mortgage loans, liabilities relating to insurance contracts, investment contracts, debt and bank deposits — are excluded from this sensitivity analysis. We believe the excluded liability items would economically serve as a partial offset to the net interest rate risk of the financial instruments included in the sensitivity analysis. Separate account assets and liabilities are also excluded from this estimate, as any interest rate risk is borne by the holder of the separate account. For more information on fair value measurements, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Our net estimated potential loss in fair value as of March 31, 2017, increased $180.7 million from December 31, 2016, primarily due to an increase in our invested assets and an increase in the duration of our financial assets with interest rate risk.

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

•                  Principal International – Our international businesses operate within local regulations and financial market conditions (e.g., derivative markets, assets available) to achieve similar asset and liability cash flow management objectives. In locations with a limited availability of long-dated assets and derivative markets, the duration gap is managed to risk tolerances specific to each location.

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

The plan fiduciaries use a Dynamic Asset Allocation strategy for our qualified defined benefit pension plan, which strategically allocates an increasing portion of the assets of the pension plan to fixed income securities as the funding status improves. The intended purpose of using the Dynamic Asset Allocation strategy is that the expected change in the value of the plan assets and the change in pension benefit obligation due to market movements are more likely to have more correlation versus a static allocation of assets between categories. For more information see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefit Plans” and Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Employee and Agent Benefits” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We estimate as of March 31, 2017, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency-denominated instruments identified above because we effectively hedge foreign currency-denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2016. However, fluctuations in foreign currency exchange rates do affect the translation of segment pre-tax operating earnings and equity of our international operations into our consolidated financial statements.

For our Principal International segment, we estimate a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $325.6 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of March 31, 2017, as compared to an estimated $306.0 million, or 10%, reduction as of December 31, 2016. We estimate a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $12.0 million, or 12%, reduction in segment pre-tax operating earnings of our international operations for the three months ended March 31, 2017, as compared to an estimated $8.5 million, or 13%, reduction for the three months ended March 31, 2016.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $232.2 million and $881.1 million as of March 31, 2017 and December 31, 2016, respectively. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $395.5 million and $452.8 million as of March 31, 2017 and December 31, 2016, respectively. The notional amount of our currency forwards hedging foreign-denominated equity securities was $24.6 million and $18.9 million as of March 31, 2017 and December 31, 2016, respectively.

With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our Principal International operations had currency swaps with a notional amount of $223.0 million and $218.1 million as of March 31, 2017 and December 31, 2016, respectively. Our Principal International operations also utilized currency forwards with a notional amount of $712.7 million and $713.5 million as of March 31, 2017 and December 31, 2016, respectively.

We sometimes use derivatives to hedge currency risk associated with expected cash flows from our foreign operations. We held currency forwards with a notional amount of $159.1 million and $118.9 million as March 31, 2017 and December 31, 2016, respectively. We also utilized currency options with a notional amount of $63.2 million and $0.0 million as of March 31, 2017 and December 31, 2016, respectively.

Equity Risk

Equity risk is the risk we will incur economic losses due to adverse fluctuations in common stock prices. As of March 31, 2017 and December 31, 2016, the fair value of our equity securities was $1,620.3 million and $1,512.3 million, respectively. We estimate a 10% decline in the prices of the equity securities would result in a decline in fair value of our equity securities of $162.0 million as of March 31, 2017, as compared to a decline in fair value of our equity securities of $151.2 million as of December 31, 2016.

We are also exposed to the risk that asset-based fees decrease as a result of declines in assets under management due to changes in investment prices and the risk that asset management fees calculated by reference to performance could be lower. The risk of decreased asset-based and asset management fees could also impact our estimates of total gross profits used as a basis for amortizing DAC and other actuarial balances. For further discussion, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Deferred Acquisition Costs and Other Actuarial Balances” in our Annual Report on Form 10-K for the year ended December 31, 2016.

We also have equity risk associated with (1) fixed deferred annuity and universal life contracts that credit interest to customers based on changes in an external equity index; (2) variable annuity contracts that have a GMWB rider that allows the customer to make withdrawals of a specified annual amount, either for a fixed number of years or for the lifetime of the customer, even if the account value is reduced to zero; (3) variable annuity contracts that have a guaranteed minimum death benefit (“GMDB”) that allows the death benefit to be paid, even if the account value has fallen below the GMDB amount and (4) investment contracts in which the return is subject to minimum contractual guarantees. We are also subject to equity risk based upon the assets that support our employee benefit plans. For further discussion of equity risk associated with these plans, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefit Plans” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Use of Derivatives to Manage Equity Risk. We economically hedge the fixed deferred annuity and universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product’s profile or selling options to offset existing exposures. We economically hedged the GMWB exposure, which includes interest rate risk and equity risk, using futures, options and interest rate swaps with notional amounts of $450.7 million, $3,135.0 million, and $3,977.8 million, respectively, as of March 31, 2017, and notional amounts of $641.1 million, $3,135.0 million, and $3,996.6 million, respectively, as of December 31, 2016. The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

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

Our Chief Executive Officer, Daniel J. Houston, and our Chief Financial Officer, Deanna D. Strable-Soethout, have reviewed and evaluated our disclosure controls and procedures as of March 31, 2017, and have concluded our disclosure controls and procedures are effective.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure concerning material legal proceedings can be found in Part I, Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8, Contingencies, Guarantees and Indemnifications” under the caption, “Litigation and Regulatory Contingencies,” which is incorporated here by this reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, consideration should be given to the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. If any of those factors were to occur, they could materially adversely affect our business, financial condition or future results, and could cause actual results to differ materially from those expressed in forward-looking statements in this report. We have not had material changes with respect to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents the amount of our common share purchase activity for the periods indicated.

				Maximum dollar
			Total number of	value of shares
			shares purchased	that may yet be
	Total number of	Average	as part of publicly	purchased under
	shares	price paid	announced	the programs (in
Period	purchased (1)	per share	programs	millions) (2)
January 1, 2017 — January 31, 2017	604,484	$57.80	596,709	$183.0
February 1, 2017 — February 28, 2017	655,087	$60.57	376,814	$160.8
March 1, 2017 — March 31, 2017	1,072,130	$63.19	961,667	$100.0
Total	2,331,701		1,935,190

(1)      Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.

(2)      In February 2016, our Board of Directors authorized an additional repurchase of up to $400.0 million of our outstanding common stock.

Item 6. Exhibits

Exhibit Number	Description
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Daniel J. Houston
31.2	Certification of Deanna D. Strable-Soethout
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Daniel J. Houston
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Deanna D. Strable-Soethout
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: May 3, 2017	By	/s/ Deanna D. Strable-Soethout
Deanna D. Strable-Soethout
Executive Vice President and Chief Financial Officer

Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer

Exhibit Index

Exhibit Number	Description
12	Statement Regarding Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Daniel J. Houston
31.2	Certification of Deanna D. Strable-Soethout
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Daniel J. Houston
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Deanna D. Strable-Soethout
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.