Form 10-Q
period 2017-06-30
PRINCIPAL FINANCIAL GROUP INC
filed 2017-08-02
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 26, 2017, was 288,960,674.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	June 30, 2017	December 31, 2016
	(Unaudited)
	(in millions)
Assets
Fixed maturities, available-for-sale (2017 and 2016 include $250.1 million and $232.5 million related to consolidated variable interest entities)	$57,799.8	$54,846.1
Fixed maturities, trading (2017 and 2016 include $0.0 million and $82.4 million related to consolidated variable interest entities)	241.3	398.4
Equity securities, available-for-sale	103.7	98.9
Equity securities, trading (2017 and 2016 include $763.3 million and $721.9 million related to consolidated variable interest entities)	1,586.4	1,413.4
Mortgage loans	13,770.9	13,230.2
Real estate (2017 and 2016 include $319.2 million and $305.7 million related to consolidated variable interest entities)	1,441.8	1,368.8
Policy loans	808.7	823.8
Other investments (2017 and 2016 include $168.1 million and $89.8 million related to consolidated variable interest entities and $85.7 million and $86.2 million measured at fair value under the fair value option)	3,297.9	3,655.9
Total investments	79,050.5	75,835.5
Cash and cash equivalents	2,006.4	2,719.6
Accrued investment income	605.4	580.6
Premiums due and other receivables	1,381.4	1,361.9
Deferred acquisition costs	3,452.2	3,380.2
Property and equipment	750.3	699.0
Goodwill	1,033.3	1,020.8
Other intangibles	1,311.3	1,325.3
Separate account assets (2017 and 2016 include $37,926.8 million and $35,844.1 million related to consolidated variable interest entities)	149,347.9	139,832.6
Other assets	1,215.2	1,258.8
Total assets	$240,153.9	$228,014.3
Liabilities
Contractholder funds (2017 and 2016 include $370.8 million and $358.7 million related to consolidated variable interest entities)	$38,199.8	$37,953.6
Future policy benefits and claims	30,500.4	29,000.7
Other policyholder funds	944.7	890.4
Short-term debt	42.0	51.4
Long-term debt	3,126.8	3,125.7
Income taxes currently payable	16.5	12.9
Deferred income taxes	1,281.8	972.4
Separate account liabilities (2017 and 2016 include $37,926.8 million and $35,844.1 million related to consolidated variable interest entities)	149,347.9	139,832.6
Other liabilities (2017 and 2016 include $266.3 million and $284.1 million related to consolidated variable interest entities, of which $0.0 million and $59.9 million are measured at fair value under the fair value option)	5,360.9	5,783.3
Total liabilities	228,820.8	217,623.0

Redeemable noncontrolling interest (2017 and 2016 include $49.7 million and $58.8 million related to consolidated variable interest entities)	95.1	97.5

Stockholders’ equity
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 472.8 million and 469.2 million shares issued, and 288.6 million and 287.7 million shares outstanding in 2017 and 2016	4.7	4.7
Additional paid-in capital	9,845.1	9,686.0
Retained earnings	8,112.2	7,720.4
Accumulated other comprehensive loss	(116.1)	(675.2)
Treasury stock, at cost (184.2 million and 181.5 million shares in 2017 and 2016)	(6,677.8)	(6,508.6)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	11,168.1	10,227.3
Noncontrolling interest	69.9	66.5
Total stockholders’ equity	11,238.0	10,293.8
Total liabilities and stockholders’ equity	$240,153.9	$228,014.3

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions, except per share data)
Revenues
Premiums and other considerations	$1,452.7	$1,276.0	$2,700.7	$2,558.4
Fees and other revenues	955.1	916.8	1,895.7	1,772.7
Net investment income	866.4	799.2	1,743.8	1,560.9
Net realized capital gains (losses), excluding impairment
losses on available-for-sale securities	(81.7)	43.7	(69.5)	228.4
Net other-than-temporary impairment losses on available- for-sale securities	(2.4)	(3.4)	(29.7)	(59.0)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	(11.8)	(6.6)	(13.3)	0.9
Net impairment losses on available-for-sale securities	(14.2)	(10.0)	(43.0)	(58.1)
Net realized capital gains (losses)	(95.9)	33.7	(112.5)	170.3
Total revenues	3,178.3	3,025.7	6,227.7	6,062.3
Expenses
Benefits, claims and settlement expenses	1,858.8	1,659.9	3,516.1	3,318.4
Dividends to policyholders	25.2	38.0	60.1	76.8
Operating expenses	928.7	927.9	1,871.9	1,827.4
Total expenses	2,812.7	2,625.8	5,448.1	5,222.6
Income before income taxes	365.6	399.9	779.6	839.7
Income taxes	50.8	72.9	111.2	143.5
Net income	314.8	327.0	668.4	696.2
Net income attributable to noncontrolling interest	5.3	4.7	10.0	5.9
Net income attributable to Principal Financial Group, Inc.	$309.5	$322.3	$658.4	$690.3

Earnings per common share
Basic earnings per common share	$1.07	$1.11	$2.28	$2.37

Diluted earnings per common share	$1.06	$1.10	$2.25	$2.35

Dividends declared per common share	$0.46	$0.39	$0.91	$0.77

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)
Net income	$314.8	$327.0	$668.4	$696.2
Other comprehensive income, net:
Net unrealized gains on available-for-sale securities	335.1	303.2	499.0	707.6
Noncredit component of impairment losses on fixed maturities, available-for-sale	7.0	2.6	7.7	(1.6)
Net unrealized gains (losses) on derivative instruments	(6.0)	11.2	(18.2)	12.5
Foreign currency translation adjustment	(1.7)	14.1	62.7	143.8
Net unrecognized postretirement benefit obligation	4.3	8.0	8.6	16.0
Other comprehensive income	338.7	339.1	559.8	878.3
Comprehensive income	653.5	666.1	1,228.2	1,574.5
Comprehensive income attributable to noncontrolling interest	5.0	7.0	10.7	11.7
Comprehensive income attributable to Principal Financial Group, Inc.	$648.5	$659.1	$1,217.5	$1,562.8

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders’
	stock	capital	earnings	loss	stock	interest	equity
	(in millions)

Balances as of January 1, 2016	$4.7	$9,544.8	$6,875.9	$(882.5)	$(6,231.3)	$65.8	$9,377.4
Common stock issued	—	11.2	—	—	—	—	11.2
Stock-based compensation and additional related tax benefits	—	44.2	(3.4)	—	—	0.2	41.0
Treasury stock acquired, common	—	—	—	—	(209.7)	—	(209.7)
Dividends to common stockholders	—	—	(223.2)	—	—	—	(223.2)
Distributions to noncontrolling interest	—	—	—	—	—	(2.7)	(2.7)
Contributions from noncontrolling interest	—	—	—	—	—	0.4	0.4
Purchase of subsidiary shares from noncontrolling interest (1)	—	15.1	—	(9.3)	—	—	5.8
Adjustments to redemption amount of redeemable noncontrolling interest	—	0.4	—	—	—	—	0.4
Net income (1)	—	—	690.3	—	—	2.7	693.0
Other comprehensive income (1)	—	—	—	872.5	—	1.6	874.1
Balances as of June 30, 2016	$4.7	$9,615.7	$7,339.6	$(19.3)	$(6,441.0)	$68.0	$10,567.7

Balances as of January 1, 2017	$4.7	$9,686.0	$7,720.4	$(675.2)	$(6,508.6)	$66.5	$10,293.8
Common stock issued	—	113.3	—	—	—	—	113.3
Stock-based compensation	—	47.8	(3.9)	—	—	0.2	44.1
Treasury stock acquired, common	—	—	—	—	(169.2)	—	(169.2)
Dividends to common stockholders	—	—	(262.7)	—	—	—	(262.7)
Distributions to noncontrolling interest	—	—	—	—	—	(3.5)	(3.5)
Contributions from noncontrolling interest	—	—	—	—	—	2.3	2.3
Adjustments to redemption amount of redeemable noncontrolling interest	—	(2.0)	—	—	—	—	(2.0)
Net income (1)	—	—	658.4	—	—	4.1	662.5
Other comprehensive income (1)	—	—	—	559.1	—	0.3	559.4
Balances as of June 30, 2017	$4.7	$9,845.1	$8,112.2	$(116.1)	$(6,677.8)	$69.9	$11,238.0

(1) Excludes amounts attributable to redeemable noncontrolling interest.  See Note 9, Stockholders’ Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30,
	2017	2016
	(in millions)
Operating activities
Net income	$668.4	$696.2
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	106.9	171.6
Additions to deferred acquisition costs	(209.8)	(201.5)
Accrued investment income	(24.8)	(17.4)
Net cash flows for trading securities	61.5	(41.1)
Premiums due and other receivables	(13.8)	57.7
Contractholder and policyholder liabilities and dividends	1,304.5	1,314.0
Current and deferred income taxes	93.2	110.9
Net realized capital (gains) losses	112.5	(170.3)
Depreciation and amortization expense	95.5	93.2
Real estate acquired through operating activities	(26.6)	(21.9)
Real estate sold through operating activities	0.7	21.0
Stock-based compensation	44.0	40.1
Other	(383.1)	73.1
Net adjustments	1,160.7	1,429.4
Net cash provided by operating activities	1,829.1	2,125.6
Investing activities
Available-for-sale securities:
Purchases	(7,236.9)	(7,476.9)
Sales	853.3	557.4
Maturities	4,621.5	3,667.9
Mortgage loans acquired or originated	(1,365.3)	(1,198.0)
Mortgage loans sold or repaid	843.1	910.4
Real estate acquired	(96.8)	(66.4)
Real estate sold	47.1	27.3
Net purchases of property and equipment	(104.1)	(74.7)
Net change in other investments	(66.2)	(21.0)
Net cash used in investing activities	(2,504.3)	(3,674.0)
Financing activities
Issuance of common stock	113.3	11.2
Acquisition of treasury stock	(169.2)	(209.7)
Proceeds from financing element derivatives	0.1	0.2
Payments for financing element derivatives	(40.9)	(43.0)
Excess tax benefits from share-based payment arrangements	—	5.5
Purchase of subsidiary shares from noncontrolling interest	—	(2.3)
Dividends to common stockholders	(262.7)	(223.2)
Issuance of long-term debt	—	3.7
Net repayments of short-term borrowings	(9.8)	(156.9)
Investment contract deposits	6,949.5	6,877.7
Investment contract withdrawals	(6,621.4)	(5,071.0)
Net increase (decrease) in banking operation deposits	(0.6)	47.1
Other	3.7	(0.3)
Net cash provided by (used in) financing activities	(38.0)	1,239.0
Net decrease in cash and cash equivalents	(713.2)	(309.4)
Cash and cash equivalents at beginning of period	2,719.6	2,564.8
Cash and cash equivalents at end of period	$2,006.4	$2,255.4

See accompanying notes.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2017
(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. (“PFG”) have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2016, included in our Form 10-K for the year ended December 31, 2016, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated statement of financial position as of December 31, 2016, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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
June 30, 2017
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
June 30, 2017
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

	January 1, 2018	This guidance is not expected to have a material impact on our consolidated financial statements.

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

	January 1, 2018	We continue to evaluate the impact of this guidance; however, this change is not expected to have a material impact on our consolidated financial statements.

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

January 1, 2018

As of June 30, 2017, we did not hold material equity securities accounted for at fair value through other comprehensive income that will be accounted for at fair value through net income under the updated guidance. We continue to evaluate the impact of this standard; however, this change is not expected to have a material impact on our consolidated financial statements.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
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

January 1, 2018

Only a portion of our total revenues, less than 20%, are subject to this guidance as it does not apply to revenue on contracts accounted for under the insurance contracts or financial instruments standards. Our evaluation process is substantially complete and included, but was not limited to, identifying contracts within the scope of the guidance, reviewing and documenting our accounting for these contracts, identifying and determining the accounting for any related contract costs, and preparing the required financial statement disclosures. To date, we have identified financial statement changes related to deferring and amortizing certain sales compensation related to obtaining customer contracts, but we do not expect the impact of these changes to be material.  We have not identified material changes in the timing of our revenue recognition. We plan to adopt the guidance on January 1, 2018, using the modified retrospective application; however, we continue to evaluate the impact of the standard and our adoption method is subject to change.

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

	January 1, 2018	We continue to evaluate the impact of this guidance; however, this change is not expected to have a material impact on our consolidated financial statements.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
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
June 30, 2017
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

As of June 30, 2017 and December 31, 2016, the separate accounts included a separate account valued at $164.9 million and $158.4 million, respectively, which primarily included shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability to eligible participants of the qualified plan. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

2.  Variable Interest Entities

We have relationships with various types of entities which may be VIEs. Certain VIEs are consolidated in our financial results. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Consolidation” for further details of our consolidation accounting policies. We did not provide financial or other support to investees designated as VIEs for the periods ended June 30, 2017 and December 31, 2016.

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
June 30, 2017
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
June 30, 2017
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

Assets and Liabilities of Consolidated Variable Interest Entities

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	June 30, 2017		December 31, 2016
	Total	Total	Total	Total
	assets	liabilities	assets	liabilities
	(in millions)
Grantor trusts (1)	$250.9	$234.0	$233.3	$212.3
Collateralized private investment vehicle (2)	—	—	82.4	61.5
CMBS	10.8	—	12.5	—
Mandatory retirement savings funds (3)	38,649.9	38,297.6	36,526.7	36,202.8
Real estate (4)	352.2	14.3	329.2	26.8
Sponsored investment funds (5)	207.8	18.4	114.3	0.9
Total	$39,471.6	$38,564.3	$37,298.4	$36,504.3

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

(5)       The assets of sponsored investment funds are primarily fixed maturities and equity securities, which are reported in other investments, and cash. The consolidated statements of financial position included a $49.7 million and $58.8 million redeemable noncontrolling interest for sponsored investment funds as of June 30, 2017 and December 31, 2016, respectively.

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
June 30, 2017
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

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to

	Asset carrying value	loss (1)
	(in millions)
June 30, 2017
Fixed maturities, available-for-sale:
Corporate	$369.8	$301.2
Residential mortgage-backed pass-through securities	2,746.0	2,704.7
Commercial mortgage-backed securities	3,817.9	3,830.9
Collateralized debt obligations	1,203.8	1,219.0
Other debt obligations	5,170.5	5,150.4
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	17.8	17.8
Commercial mortgage-backed securities	1.7	1.7
Equity securities, trading	81.3	81.3
Other investments:
Other limited partnership and fund interests	714.0	1,271.2

December 31, 2016
Fixed maturities, available-for-sale:
Corporate	$368.4	$298.6
Residential mortgage-backed pass-through securities	2,834.7	2,798.0
Commercial mortgage-backed securities	4,096.5	4,153.2
Collateralized debt obligations	758.6	780.1
Other debt obligations	5,036.1	5,048.9
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	19.9	19.9
Commercial mortgage-backed securities	1.9	1.9
Collateralized debt obligations	10.6	10.6
Equity securities, trading	68.3	68.3
Other investments:
Other limited partnership and fund interests	654.6	1,127.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
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

Money Market Funds

We are the investment manager for certain money market mutual funds. These funds are exempt from assessment under any consolidation model due to a scope exception for money market funds registered under Rule 2a-7 of the Investment Company Act of 1940 or similar funds. As of June 30, 2017 and December 31, 2016, these funds held $0.7 billion and $0.8 billion in total assets, respectively. We have no contractual obligation to contribute to the funds; however, we provided support to these money market mutual funds through the waiver of fees and expense reimbursements. The amount of fees waived and expenses reimbursed was insignificant.

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
June 30, 2017
(Unaudited)

The amortized cost, gross unrealized gains and losses, other-than-temporary impairments in accumulated other comprehensive income (“AOCI”) and fair value of fixed maturities and equity securities available-for-sale were as follows:

					Other-than-
		Gross	Gross		temporary
	Amortized	unrealized	unrealized		impairments in
	cost	gains	losses	Fair value	AOCI (1)
	(in millions)
June 30, 2017
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,389.9	$37.6	$7.2	$1,420.3	$—
Non-U.S. governments	907.1	138.5	2.4	1,043.2	—
States and political subdivisions	6,098.3	300.3	29.2	6,369.4	—
Corporate	33,814.1	2,305.4	148.7	35,970.8	16.8
Residential mortgage-backed pass-through securities	2,704.7	63.7	22.4	2,746.0	—
Commercial mortgage-backed securities	3,830.9	36.9	49.9	3,817.9	69.0
Collateralized debt obligations	1,219.0	2.4	17.6	1,203.8	0.3
Other debt obligations	5,207.8	49.8	29.2	5,228.4	47.0
Total fixed maturities, available-for-sale	$55,171.8	$2,934.6	$306.6	$57,799.8	$133.1
Total equity securities, available-for-sale	$103.5	$7.3	$7.1	$103.7
December 31, 2016
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,426.7	$17.2	$10.9	$1,433.0	$—
Non-U.S. governments	781.7	119.3	7.4	893.6	—
States and political subdivisions	5,463.9	192.4	87.1	5,569.2	1.1
Corporate	32,699.7	1,843.5	350.8	34,192.4	17.2
Residential mortgage-backed pass-through securities	2,798.0	67.3	30.6	2,834.7	—
Commercial mortgage-backed securities	4,153.2	31.2	87.9	4,096.5	77.5
Collateralized debt obligations	780.1	2.8	24.3	758.6	0.3
Other debt obligations	5,080.9	37.0	49.8	5,068.1	50.3
Total fixed maturities, available-for-sale	$53,184.2	$2,310.7	$648.8	$54,846.1	$146.4
Total equity securities, available-for-sale	$104.9	$4.9	$10.9	$98.9

(1)         Excludes $127.1 million and $120.9 million as of June 30, 2017 and December 31, 2016, respectively, of net unrealized gains on impaired fixed maturities, available-for-sale related to changes in fair value subsequent to the impairment date, which are included in gross unrealized gains and gross unrealized losses.

The amortized cost and fair value of fixed maturities available-for-sale as of June 30, 2017, by expected maturity, were as follows:

	Amortized cost	Fair value
	(in millions)
Due in one year or less	$3,189.3	$3,219.9
Due after one year through five years	11,984.6	12,401.7
Due after five years through ten years	9,530.0	9,897.2
Due after ten years	17,505.5	19,284.9
Subtotal	42,209.4	44,803.7
Mortgage-backed and other asset-backed securities	12,962.4	12,996.1
Total	$55,171.8	$57,799.8

Actual maturities may differ because borrowers may have the right to call or prepay obligations. Our portfolio is diversified by industry, issuer and asset class. Credit concentrations are managed to established limits.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$6.2	$46.9	$10.2	$50.1
Gross losses	(7.3)	(1.0)	(15.5)	(3.5)
Net impairment losses	(14.2)	(8.6)	(43.0)	(56.7)
Hedging, net	(2.7)	(1.0)	(16.0)	6.4
Fixed maturities, trading	1.5	1.2	1.8	10.1
Equity securities, available-for-sale:
Net impairment losses	—	(1.4)	—	(1.4)
Equity securities, trading	14.7	18.7	36.4	(4.2)
Mortgage loans	0.1	0.1	(0.3)	2.6
Derivatives	(103.6)	(27.9)	(110.3)	157.7
Other	9.4	6.7	24.2	9.2
Net realized capital gains (losses)	$(95.9)	$33.7	$(112.5)	$170.3

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $444.1 million and $454.6 million for the three months ended June 30, 2017 and 2016, and $805.4 million and $660.4 million for the six months ended June 30, 2017 and 2016, respectively.

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
June 30, 2017
(Unaudited)

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

Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)
Fixed maturities, available-for-sale	$(2.4)	$(2.0)	$(29.7)	$(57.6)
Equity securities, available-for-sale	—	(1.4)	—	(1.4)
Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities	(2.4)	(3.4)	(29.7)	(59.0)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) OCI (1)	(11.8)	(6.6)	(13.3)	0.9
Net impairment losses on available-for-sale securities	$(14.2)	$(10.0)	$(43.0)	$(58.1)

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
June 30, 2017
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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)
Beginning balance	$(152.4)	$(160.4)	$(139.9)	$(131.5)
Credit losses for which an other-than-temporary impairment was not previously recognized	(1.1)	(0.5)	(14.4)	(27.0)
Credit losses for which an other-than-temporary impairment was previously recognized	(12.7)	(7.8)	(22.2)	(14.1)
Reduction for credit losses previously recognized on fixed maturities now sold, paid down or intended to be sold	9.8	11.7	17.3	16.8
Net reduction for positive changes in cash flows expected to be collected and amortization (1)	1.6	1.2	4.5	0.2
Foreign currency translation adjustment	—	—	(0.1)	(0.2)
Ending balance	$(154.8)	$(155.8)	$(154.8)	$(155.8)

(1)   Amounts are recognized in net investment income.

Gross Unrealized Losses for Fixed Maturities and Equity Securities

For fixed maturities and equity securities available-for-sale with unrealized losses, including other-than-temporary impairment losses reported in OCI, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2017
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$379.8	$7.1	$10.1	$0.1	$389.9	$7.2
Non-U.S. governments	59.0	0.8	10.8	1.6	69.8	2.4
States and political subdivisions	1,143.2	26.9	44.4	2.3	1,187.6	29.2
Corporate	3,825.5	78.8	919.9	69.9	4,745.4	148.7
Residential mortgage-backed pass- through securities	1,107.9	21.6	15.0	0.8	1,122.9	22.4
Commercial mortgage-backed securities	1,340.7	25.0	491.5	24.9	1,832.2	49.9
Collateralized debt obligations	434.6	0.6	94.4	17.0	529.0	17.6
Other debt obligations	1,690.3	15.3	373.3	13.9	2,063.6	29.2
Total fixed maturities, available-for-sale	$9,981.0	$176.1	$1,959.4	$130.5	$11,940.4	$306.6
Total equity securities, available-for-sale	$—	$—	$38.8	$7.1	$38.8	$7.1

Of the total amounts, Principal Life Insurance Company’s (“Principal Life’s”) consolidated portfolio represented $11,577.3 million in available-for-sale fixed maturities with gross unrealized losses of $290.5 million. Of those fixed maturity securities in Principal Life’s consolidated portfolio with a gross unrealized loss position, 94% were investment grade (rated AAA through BBB-) with an average price of 98 (carrying value/amortized cost) as of June 30, 2017. Gross unrealized losses in our fixed maturities portfolio decreased during the six months ended June 30, 2017, primarily due to tightening of credit spreads and a decrease in interest rates.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 1,289 securities with a carrying value of $9,765.6 million and unrealized losses of $170.6 million reflecting an average price of 98 as of June 30, 2017. Of this portfolio, 97% was investment grade (rated AAA through BBB-) as of June 30, 2017, with associated unrealized losses of $166.4 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 361 securities with a carrying value of $1,811.7 million and unrealized losses of $119.9 million. The average credit rating of this portfolio was A with an average price of 94 as of June 30, 2017. Of the $119.9 million in unrealized losses, the corporate sector accounts for $60.9 million in unrealized losses with an average price of 93 and an average credit rating of BBB-. The remaining unrealized losses consist primarily of $24.9 million within the commercial mortgage-backed securities sector with an average price of 95 and an average credit rating of AA. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be maturity, we did not consider these investments to be other-than-temporarily impaired as of June 30, 2017.

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
June 30, 2017
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

	June 30, 2017	December 31, 2016
	(in millions)
Net unrealized gains on fixed maturities, available-for-sale (1)	$2,713.6	$1,727.8
Noncredit component of impairment losses on fixed maturities, available-for-sale	(133.1)	(146.4)
Net unrealized gains (losses) on equity securities, available-for-sale	0.2	(6.0)
Adjustments for assumed changes in amortization patterns	(169.2)	(121.9)
Adjustments for assumed changes in policyholder liabilities	(608.7)	(469.2)
Net unrealized gains on derivative instruments	152.5	186.5
Net unrealized gains on equity method subsidiaries and noncontrolling interest adjustments	32.5	68.0
Provision for deferred income taxes	(672.3)	(411.8)
Net unrealized gains on available-for-sale securities and derivative instruments	$1,315.5	$827.0

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

	June 30, 2017	December 31, 2016
	(in millions)
Commercial mortgage loans	$12,548.1	$12,055.2
Residential mortgage loans	1,267.4	1,219.9
Total amortized cost	13,815.5	13,275.1

Valuation allowance	(44.6)	(44.9)
Total carrying value	$13,770.9	$13,230.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. Mortgage loans purchased and sold were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)
Commercial mortgage loans:
Purchased	$28.4	$3.6	$56.0	$97.0
Sold	—	0.3	—	0.3
Residential mortgage loans:
Purchased	62.7	68.1	154.4	123.9
Sold	17.4	11.4	30.4	28.9

Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on stabilized properties. Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	June 30, 2017		December 31, 2016
	Amortized	Percent	Amortized	Percent
	cost	of total	cost	of total
	($ in millions)
Geographic distribution
New England	$603.5	4.8%	$532.1	4.4%
Middle Atlantic	3,631.0	28.9	3,317.3	27.5
East North Central	635.9	5.1	652.6	5.4
West North Central	178.5	1.4	185.6	1.5
South Atlantic	2,219.5	17.7	2,189.5	18.2
East South Central	374.5	3.0	239.3	2.0
West South Central	1,149.4	9.2	1,211.7	10.1
Mountain	867.5	6.9	932.6	7.7
Pacific	2,787.9	22.2	2,707.2	22.5
International	100.4	0.8	87.3	0.7
Total	$12,548.1	100.0%	$12,055.2	100.0%

Property type distribution
Office	$4,496.5	35.9%	$4,417.6	36.6%
Retail	2,686.6	21.4	2,671.1	22.2
Industrial	1,959.7	15.6	1,802.4	15.0
Apartments	3,047.4	24.3	2,741.4	22.7
Hotel	156.8	1.2	260.7	2.2
Mixed use/other	201.1	1.6	162.0	1.3
Total	$12,548.1	100.0%	$12,055.2	100.0%

Our residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $137.9 million and $165.6 million and first lien mortgages with an amortized cost of $1,129.5 million and $1,054.3 million as of June 30, 2017 and December 31, 2016, respectively. Our residential home equity mortgages are concentrated in the United States and are generally second lien mortgages comprised of closed-end loans and lines of credit. Our first lien loans are concentrated in Chile and the United States.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
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

The amortized cost of our commercial mortgage loan portfolio by credit risk, as determined by our internal rating system expressed in terms of an S&P bond equivalent rating, was as follows:

	June 30, 2017
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$11,118.1	$151.5	$11,269.6
BBB+ thru BBB-	1,036.7	93.4	1,130.1
BB+ thru BB-	141.5	—	141.5
B+ and below	6.4	0.5	6.9
Total	$12,302.7	$245.4	$12,548.1

	December 31, 2016
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$10,612.8	$158.5	$10,771.3
BBB+ thru BBB-	1,009.8	100.6	1,110.4
BB+ thru BB-	160.5	—	160.5
B+ and below	12.1	0.9	13.0
Total	$11,795.2	$260.0	$12,055.2

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

The amortized cost of our performing and non-performing residential mortgage loans was as follows:

	June 30, 2017
	Home equity	First liens	Total
	(in millions)
Performing	$130.2	$1,122.6	$1,252.8
Non-performing	7.7	6.9	14.6
Total	$137.9	$1,129.5	$1,267.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

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

The amortized cost of mortgage loans on non-accrual status was as follows:

	June 30, 2017	December 31, 2016
	(in millions)
Residential:
Home equity	$7.7	$8.8
First liens	4.1	5.6
Total	$11.8	$14.4

The aging of our mortgage loans, based on amortized cost, was as follows:

	June 30, 2017
							Recorded
							investment
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total loans	accruing
	(in millions)
Commercial-brick and mortar	$—	$—	$—	$—	$12,302.7	$12,302.7	$—
Commercial-CTL	—	—	—	—	245.4	245.4	—
Residential-home equity	1.6	0.7	1.1	3.4	134.5	137.9	—
Residential-first liens	51.0	13.3	6.3	70.6	1,058.9	1,129.5	2.8
Total	$52.6	$14.0	$7.4	$74.0	$13,741.5	$13,815.5	$2.8

	December 31, 2016
							Recorded
							investment
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total loans	accruing
	(in millions)
Commercial-brick and mortar	$—	$—	$—	$—	$11,795.2	$11,795.2	$—
Commercial-CTL	—	—	—	—	260.0	260.0	—
Residential-home equity	1.9	1.1	1.4	4.4	161.2	165.6	—
Residential-first liens	40.1	11.3	10.0	61.4	992.9	1,054.3	5.6
Total	$42.0	$12.4	$11.4	$65.8	$13,209.3	$13,275.1	$5.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

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

A rollforward of our valuation allowance and ending balances of the allowance and loan balance by basis of impairment method was as follows:

	For the three months ended June 30, 2017
	Commercial	Residential	Total
		(in millions)
Beginning balance	$28.0	$17.2	$45.2
Charge-offs	—	(1.5)	(1.5)
Recoveries	—	0.9	0.9
Ending balance	$28.0	$16.6	$44.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

	For the six months ended June 30, 2017
	Commercial	Residential	Total
		(in millions)
Beginning balance	$27.4	$17.5	$44.9
Provision	0.6	—	0.6
Charge-offs	—	(3.1)	(3.1)
Recoveries	—	2.2	2.2
Ending balance	$28.0	$16.6	$44.6

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$—	$5.1	$5.1
Collectively evaluated for impairment	28.0	11.5	39.5
Allowance ending balance	$28.0	$16.6	$44.6

Loan balance by basis of impairment method:
Individually evaluated for impairment	$—	$13.3	$13.3
Collectively evaluated for impairment	12,548.1	1,254.1	13,802.2
Loan ending balance	$12,548.1	$1,267.4	$13,815.5

	For the three months ended June 30, 2016
	Commercial	Residential	Total
		(in millions)
Beginning balance	$27.1	$22.2	$49.3
Provision	1.1	(1.3)	(0.2)
Charge-offs	—	(0.8)	(0.8)
Recoveries	—	0.8	0.8
Ending balance	$28.2	$20.9	$49.1

	For the six months ended June 30, 2016
	Commercial	Residential	Total
		(in millions)
Beginning balance	$27.5	$24.1	$51.6
Provision	0.7	(3.2)	(2.5)
Charge-offs	—	(1.6)	(1.6)
Recoveries	—	1.6	1.6
Ending balance	$28.2	$20.9	$49.1

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$—	$6.8	$6.8
Collectively evaluated for impairment	28.2	14.1	42.3
Allowance ending balance	$28.2	$20.9	$49.1

Loan balance by basis of impairment method:
Individually evaluated for impairment	$—	$20.2	$20.2
Collectively evaluated for impairment	11,556.0	1,158.7	12,714.7
Loan ending balance	$11,556.0	$1,178.9	$12,734.9

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

	June 30, 2017
		Unpaid
	Recorded	principal	Related
	investment	balance	allowance
		(in millions)
With no related allowance recorded:
Residential-first liens	$0.6	$0.6	$—
With an allowance recorded:
Residential-home equity	8.5	9.9	4.8
Residential-first liens	4.2	4.2	0.3
Total:
Residential	$13.3	$14.7	$5.1

	December 31, 2016
		Unpaid
	Recorded	principal	Related
	investment	balance	allowance
		(in millions)
With no related allowance recorded:
Residential-first liens	$1.5	$1.5	$—
With an allowance recorded:
Residential-home equity	13.0	14.1	5.5
Residential-first liens	4.7	4.6	0.4
Total:
Residential	$19.2	$20.2	$5.9

	For the three months ended		For the six months ended
	June 30, 2017		June 30, 2017
	Average		Average
	recorded	Interest income	recorded	Interest income
	investment	recognized	investment	recognized
	(in millions)
With no related allowance recorded:
Residential-first liens	$0.5	$—	$1.1	$—
With an allowance recorded:
Residential-home equity	10.8	—	10.8	0.1
Residential-first liens	4.4	0.1	4.5	0.1
Total:
Residential	$15.7	$0.1	$16.4	$0.2

	For the three months ended		For the six months ended
	June 30, 2016		June 30, 2016
	Average		Average
	recorded	Interest income	recorded	Interest income
	investment	recognized	investment	recognized
	(in millions)
With no related allowance recorded:
Residential-first liens	$2.7	$—	$3.0	$—
With an allowance recorded:
Residential-home equity	13.0	—	13.4	0.1
Residential-first liens	5.2	0.1	5.4	0.1
Total:
Residential	$20.9	$0.1	$21.8	$0.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

Mortgage Loan Modifications

Our commercial and residential mortgage loan portfolios can include loans that have been modified. We assess loan modifications on a case-by-case basis to evaluate whether a TDR has occurred. When we have commercial mortgage loan TDRs, they are modified to delay or reduce principal payments and to reduce or delay interest payments. The commercial mortgage loan modifications result in delayed cash receipts, a decrease in interest income and loan rates that are considered below market. When we have residential mortgage loan TDRs, they include modifications of interest-only payment periods, delays in principal balloon payments, and interest rate reductions. Residential mortgage loan modifications result in delayed or decreased cash receipts and a decrease in interest income.

The following table includes information about outstanding loans that were modified and met the criteria of a TDR during the periods indicated. In addition, the table includes information for loans that were modified and met the criteria of a TDR within the past twelve months that were in payment default during the periods indicated:

	For the three months ended June 30, 2017
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Residential-home equity	3	$0.1	—	$—
Total	3	$0.1	—	$—

	For the three months ended June 30, 2016
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Residential-home equity	1	$—	—	$—
Residential-first liens	1	0.2	—	—
Total	2	$0.2	—	$—

	For the six months ended June 30, 2017
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Residential-home equity	7	$0.4	—	$—
Residential-first liens	—	—	1	0.1
Total	7	$0.4	1	$0.1

	For the six months ended June 30, 2016
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Residential-home equity	3	$0.2	—	$—
Residential-first liens	1	0.2	—	—
Total	4	$0.4	—	$—

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

Securities Posted as Collateral

As of June 30, 2017 and December 31, 2016, we posted $2,910.0 million and $2,562.8 million, respectively, in commercial mortgage loans and home equity mortgages to satisfy collateral requirements associated with our obligation under funding agreements with Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, as of June 30, 2017 and December 31, 2016, we posted $2,414.8 million and $2,233.2 million, respectively, in fixed maturities, available-for-sale securities to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant (“FCM”) agreements, a lending arrangement and our obligation under funding agreements with FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as mortgage loans and fixed maturities, available-for-sale, respectively, on our consolidated statements of financial position. Of the securities posted as collateral, as of June 30, 2017 and December 31, 2016, $171.4 million and $272.8 million, respectively, could be sold or repledged by the secured party.

Balance Sheet Offsetting

Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	assets (1)	instruments (2)	received	Net amount
	(in millions)
June 30, 2017
Derivative assets	$308.9	$(140.9)	$(159.6)	$8.4
Reverse repurchase agreements	41.9	—	(41.9)	—
Total	$350.8	$(140.9)	$(201.5)	$8.4
December 31, 2016
Derivative assets	$887.2	$(294.2)	$(582.0)	$11.0
Reverse repurchase agreements	41.1	—	(41.1)	—
Total	$928.3	$(294.2)	$(623.1)	$11.0

(1)         The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents, respectively, on the consolidated statements of financial position. The above excludes $6.0 million and $6.4 million of derivative assets as of June 30, 2017 and December 31, 2016, respectively, that are not subject to master netting agreements or similar agreements. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Over-The-Counter Derivatives Cleared on Chicago Mercantile Exchange” for details of the CME variation margin rule change that impacted the amounts presented for 2017.

(2)         Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	liabilities (1)	instruments (2)	pledged	Net amount
	(in millions)
June 30, 2017
Derivative liabilities	$290.1	$(140.9)	$(131.1)	$18.1
Total	$290.1	$(140.9)	$(131.1)	$18.1
December 31, 2016
Derivative liabilities	$567.5	$(294.2)	$(243.9)	$29.4
Repurchase agreements	9.7	—	—	9.7
Total	$577.2	$(294.2)	$(243.9)	$39.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

(1)         The gross amount of recognized derivative liabilities are reported with other liabilities on the consolidated statements of financial position. The above excludes $386.5 million and $394.3 million of derivative liabilities as of June 30, 2017 and December 31, 2016, respectively, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amount of recognized repurchase agreement liabilities are reported with short-term debt on the consolidated statements of financial position. The gross amounts of derivative and repurchase agreement liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Over-The-Counter Derivatives Cleared on Chicago Mercantile Exchange” for details of the CME variation margin rule change that impacted the amounts presented for 2017.

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
June 30, 2017
(Unaudited)

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
June 30, 2017
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
June 30, 2017
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

We posted $194.8 million and $322.4 million in cash and securities under collateral arrangements as of June 30, 2017 and December 31, 2016, respectively, to satisfy collateral and initial margin requirements associated with our derivative credit support agreements and FCM agreements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of June 30, 2017 and December 31, 2016, was $292.9 million and $454.7 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral triggers, we posted collateral and initial margin of $194.8 million and $322.4 million as of June 30, 2017 and December 31, 2016, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2017, we would be required to post an additional $42.5 million of collateral to our counterparties.

As of June 30, 2017 and December 31, 2016, we had received $157.6 million and $576.3 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
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

	June 30, 2017	December 31, 2016
	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$22,958.8	$23,520.4
Interest rate options	3,998.2	4,950.5
Interest rate futures	79.5	96.0
Swaptions	14.0	77.0
Foreign exchange contracts:
Currency forwards	886.4	851.3
Currency swaps	959.1	1,552.0
Currency options	478.9	—
Equity contracts:
Equity options	3,531.4	3,505.8
Equity futures	328.5	545.1
Credit contracts:
Credit default swaps	801.3	961.3
Total return swaps	90.0	90.0
Futures	8.0	11.9
Other contracts:
Embedded derivatives	10,305.5	10,209.5
Total notional amounts at end of period	$44,439.6	$46,370.8

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$193.5	$733.1
Interest rate options	25.3	27.3
Foreign exchange contracts:
Currency swaps	83.6	106.2
Currency forwards	2.5	6.4
Currency options	0.7	—
Equity contracts:
Equity options	14.4	28.2
Credit contracts:
Credit default swaps	6.3	7.0
Total return swaps	0.1	0.7
Total gross credit exposure	326.4	908.9
Less: collateral received	175.5	586.8
Net credit exposure	$150.9	$322.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$1.9	$4.4	$28.5	$71.3
Foreign exchange contracts	58.5	86.8	17.4	143.4
Total derivatives designated as hedging instruments	$60.4	$91.2	$45.9	$214.7

Derivatives not designated as hedging instruments
Interest rate contracts	$204.8	$739.3	$48.1	$200.6
Foreign exchange contracts	29.0	27.2	42.1	56.2
Equity contracts	14.4	28.2	156.1	95.9
Credit contracts	6.3	7.7	3.8	5.7
Other contracts	—	—	380.6	388.7
Total derivatives not designated as hedging instruments	254.5	802.4	630.7	747.1

Total derivative instruments	$314.9	$893.6	$676.6	$961.8

(1)  The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.

(2)  The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivative liabilities with a fair value of $146.6 million and $176.5 million as of June 30, 2017 and December 31, 2016, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also have purchased credit protection with identical underlyings to certain of our sold protection transactions. As of June 30, 2017 and December 31, 2016, we did not purchase credit protection relating to our sold protection transactions. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

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
June 30, 2017
(Unaudited)

The following tables show our credit default swap protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	June 30, 2017
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
	(in millions)
Single name credit default swaps
Corporate debt
AAA	$30.0	$0.5	$30.0	1.7
AA	55.0	0.3	55.0	0.8
A	95.0	0.8	95.0	1.2
BBB	310.0	2.9	310.0	1.6
B	20.0	(0.9)	20.0	2.3
Government/municipalities
AA	30.0	0.4	30.0	1.8
Sovereign
AA	10.0	0.1	10.0	2.2
BBB	55.0	0.6	55.0	2.8
Total single name credit default swaps	605.0	4.7	605.0	1.6

Basket and index credit default swaps
Government/municipalities
AA	30.0	(0.1)	30.0	0.2
Structured finance
AAA	0.8	—	0.8	0.4
Total basket and index credit default swaps	30.8	(0.1)	30.8	0.2
Total credit default swap protection sold	$635.8	$4.6	$635.8	1.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
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

	June 30, 2017
			Weighted
			average
	Amortized	Carrying	expected life
	cost	value	(in years)
	(in millions)

Structured finance
AA	$6.3	$6.3	0.2
Total structured finance	6.3	6.3	0.2
Total fixed maturities with credit derivatives	$6.3	$6.3	0.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

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

				Amount of gain (loss)
	Amount of gain (loss)			recognized in net income on
	recognized in net income on			related hedged item for the
	derivatives for the three months			three months ended
Derivatives in fair value hedging	ended June 30, (1)		Hedged items in fair value	June 30, (1)
relationships	2017	2016	hedging relationships	2017	2016
	(in millions)			(in millions)
Interest rate contracts	$(1.0)	$0.3	Fixed maturities, available- for-sale	$0.7	$(0.3)
Interest rate contracts	—	0.4	Investment contracts	0.1	(0.5)
Total	$(1.0)	$0.7	Total	$0.8	$(0.8)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

				Amount of gain (loss)
	Amount of gain (loss)			recognized in net income on
	recognized in net income on			related hedged item for the
	derivatives for the six months			for the six months
Derivatives in fair value hedging	ended June 30, (1)		Hedged items in fair value	ended June 30, (1)
relationships	2017	2016	hedging relationships	2017	2016
	(in millions)			(in millions)
Interest rate contracts	$1.0	$(7.6)	Fixed maturities, available-for-sale	$(1.3)	$7.6
Interest rate contracts	(0.7)	3.3	Investment contracts	0.7	(3.3)
Total	$0.3	$(4.3)	Total	$(0.6)	$4.3

(1)         The gain (loss) on both derivatives and hedged items in fair value relationships is reported in net realized capital gains (losses) on the consolidated statements of operations. The net amount represents the ineffective portion of our fair value hedges.

The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in fair value hedging relationships.

	Amount of gain (loss) for the three		Amount of gain (loss) for the
	months ended June 30,		six months ended June 30,
Hedged item	2017	2016	2017	2016
	(in millions)
Fixed maturities, available-for-sale (1)	$(2.5)	$(11.9)	$(5.7)	$(25.0)
Investment contracts (2)	0.4	0.7	0.8	1.4

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

The maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 3.0 years. As of June 30, 2017, we had $7.9 million of net gains reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from AOCI into net income. During the six months ended June 30, 2017 and 2016, we did not have any reclassifications from AOCI into net realized capital gains (losses) as a result of the determination that hedged cash flows were probable of not occurring.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of operations and consolidated statements of financial position. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

		Amount of gain (loss)			Amount of gain (loss)
		recognized in AOCI on			reclassified from AOCI on
		derivatives (effective portion)		Location of gain (loss)	derivatives (effective portion)
Derivatives in cash		for the three months ended		reclassified from AOCI	for the three months ended
flow hedging		June 30,		into net income	June 30,
relationships	Related hedged item	2017	2016	(effective portion)	2017	2016
		(in millions)			(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$(6.8)	$(6.9)	Net investment income	$5.1	$4.8
Interest rate contracts	Investment contracts	—	0.5	Benefits, claims and settlement expenses	—	—
Interest rate contracts	Debt	—	—	Operating expense	(2.6)	(2.3)
Foreign exchange contracts	Fixed maturities, available-for-sale	(9.4)	10.9	Net realized capital gains	3.5	0.6
Foreign exchange contracts	Investment contracts	0.1	1.3	Benefits, claims and settlement expenses	—	—
Total		$(16.1)	$5.8	Total	$6.0	$3.1

		Amount of gain (loss)			Amount of gain (loss)
		recognized in AOCI on			reclassified from AOCI on
		derivatives (effective portion)		Location of gain (loss)	derivatives (effective portion)
Derivatives in cash		for the six months ended		reclassified from AOCI	for the six months ended
flow hedging		June 30,		into net income	June 30,
relationships	Related hedged item	2017	2016	(effective portion)	2017	2016
		(in millions)			(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$(39.1)	$21.7	Net investment income	$10.3	$9.4
				Net realized capital losses	(0.7)	—
Interest rate contracts	Investment contracts	—	1.6	Benefits, claims and settlement expenses	—	—
Interest rate contracts	Debt	—	—	Operating expense	(5.2)	(4.5)
Foreign exchange contracts	Fixed maturities, available-for-sale	(29.6)	5.5	Net realized capital gains	14.1	1.2
Foreign exchange contracts	Investment contracts	0.1	3.9	Benefits, claims and settlement expenses	—	—
Total		$(68.6)	$32.7	Total	$18.5	$6.1

The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in cash flow hedging relationships.

	Amount of gain (loss) for the		Amount of gain (loss) for the
	three months ended June 30,		six months ended June 30,
Hedged item	2017	2016	2017	2016
	(in millions)
Fixed maturities, available-for-sale (1)	$1.6	$1.4	$3.4	$2.9
Investment contracts (2)	(0.1)	(4.3)	(0.9)	(9.3)

(1)   Reported in net investment income on the consolidated statements of operations.

(2)   Reported in benefits, claims and settlement expenses on the consolidated statements of operations.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

The ineffective portion of our cash flow hedges is reported in net realized capital gains (losses) on the consolidated statements of operations. The net gain (loss) resulting from the ineffective portion of derivatives in cash flow hedging relationships was $0.0 million and $(0.1) million for the three months ended June 30, 2017 and 2016, respectively. The net gain (loss) resulting from the ineffective portion of derivatives in cash flow hedging relationships was $0.0 million and $(0.1) million for the six months ended June 30, 2017 and 2016, respectively.

We expect to reclassify net gains of $16.2 million from AOCI into net income in the next 12 months, which includes net deferred gains on discontinued hedges and net losses on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

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

	Amount of gain (loss) recognized in		Amount of gain (loss) recognized in
	net income on derivatives for the		net income on derivatives for the
	three months ended June 30,		six months ended June 30,
Derivatives not designated as hedging instruments	2017	2016	2017	2016
	(in millions)
Interest rate contracts	$(19.4)	$73.0	$(44.2)	$260.7
Foreign exchange contracts	7.2	(4.5)	18.3	23.1
Equity contracts	(34.3)	6.5	(98.7)	15.0
Credit contracts	(20.2)	5.7	(12.4)	24.5
Other contracts	(29.0)	(112.6)	25.8	(150.3)
Total	$(95.7)	$(31.9)	$(111.2)	$173.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

5.  Insurance Liabilities

Liability for Unpaid Claims

The liability for unpaid claims is reported in future policy benefits and claims within our consolidated statements of financial position. Activity associated with unpaid claims was as follows:

	For the six months ended June 30,
	2017	2016
	(in millions)
Balance at beginning of period	$2,001.3	$1,872.2
Less reinsurance recoverable	340.3	314.1
Net balance at beginning of period	1,661.0	1,558.1
Incurred:
Current year	591.6	543.7
Prior years	23.9	14.1
Total incurred	615.5	557.8
Payments:
Current year	343.4	311.2
Prior years	225.9	200.5
Total payments	569.3	511.7
Net balance at end of period	1,707.2	1,604.2
Plus reinsurance recoverable	356.1	321.7
Balance at end of period	$2,063.3	$1,925.9

Amounts not included in the rollforward above:
Claim adjustment expense liabilities	$50.3	$60.8

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

6. Income Taxes

Effective Income Tax Rate

Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate was as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
U.S. corporate income tax rate	35%	35%	35%	35%
Dividends received deduction	(12)	(10)	(11)	(9)
Impact of equity method presentation	(3)	(3)	(3)	(2)
Tax credits	(3)	(2)	(3)	(2)
Other	(3)	(2)	(4)	(5)
Effective income tax rate	14%	18%	14%	17%

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

Unrecognized Tax Benefits

A summary of the changes in unrecognized tax benefits follows:

	For the six months ended	For the year ended
	June 30, 2017	December 31, 2016
	(in millions)
Balance at beginning of period	$207.8	$219.0
Additions based on tax positions related to the current year	4.4	0.8
Additions for tax positions of prior years	—	0.8
Reductions for tax positions related to the current year	(2.4)	(12.6)
Reductions for tax positions of prior years	(0.5)	(0.2)
Settlements	(36.7)	—
Balance at end of period (1)	$172.6	$207.8

(1)  Of this amount, $44.4 million, if recognized, would reduce the 2017 effective income tax rate. We recognize interest and penalties related to uncertain tax positions in operating expenses.

As of June 30, 2017 and December 31, 2016, we had recognized $136.8 million and $142.4 million of accumulated pre-tax interest and penalties related to unrecognized tax benefits, respectively.

7. Employee and Agent Benefits

Components of Net Periodic Benefit Cost

			Other postretirement
	Pension benefits		benefits
	For the three months ended		For the three months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)
Service cost	$16.8	$16.3	$0.1	$0.6
Interest cost	31.1	33.7	1.0	1.6
Expected return on plan assets	(36.1)	(38.8)	(6.8)	(8.2)
Amortization of prior service benefit	(0.5)	(0.5)	(8.7)	(5.0)
Recognized net actuarial loss	17.0	19.2	—	—
Net periodic benefit cost (income)	$28.3	$29.9	$(14.4)	$(11.0)

			Other postretirement
	Pension benefits		benefits
	For the six months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)
Service cost	$33.6	$32.5	$0.1	$1.2
Interest cost	62.2	67.4	2.0	3.3
Expected return on plan assets	(72.1)	(77.5)	(13.7)	(16.3)
Amortization of prior service benefit	(1.1)	(1.1)	(17.3)	(10.1)
Recognized net actuarial loss	34.0	38.5	—	0.1
Net periodic benefit cost (income)	$56.6	$59.8	$(28.9)	$(21.8)

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. The minimum annual contribution for 2017 will be zero so we will not be required to fund our qualified pension plan during 2017. However, it is possible that we may fund the qualified and nonqualified pension plans in 2017 for a combined total of up to $125.0 million. During the three and six months ended June 30, 2017, we contributed $35.1 million and $70.3 million to these plans, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
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

While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe any such matter will have a material adverse effect on our business or financial position. As of June 30, 2017, we had no estimated losses accrued related to the legal matters discussed above because we believe the chance of loss from these matters is not probable and the amount of loss cannot be reasonably estimated.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

The outcome of such matters is always uncertain, and unforeseen results can occur. It is possible such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts we could not estimate as of June 30, 2017.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. The terms of these agreements range in duration and often are not explicitly defined. The maximum exposure under these agreements as of June 30, 2017, was approximately $146.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period.

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

9. Stockholders’ Equity

Reconciliation of Outstanding Common Shares

	For the six months ended June 30,
	2017	2016
	(in millions)
Beginning balance	287.7	291.4
Shares issued	3.6	1.9
Treasury stock acquired	(2.7)	(5.3)
Ending balance	288.6	288.0

In October 2015, our Board of Directors authorized a share repurchase program of up to $150.0 million of our outstanding common stock, which was completed in March 2016. In February 2016, our Board of Directors authorized a share repurchase program of up to $400.0 million of our outstanding common stock. In May 2017, our Board of Directors authorized a share repurchase program of up to $250.0 million of our outstanding common stock. Shares repurchased under these programs are accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders’ equity.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

Other Comprehensive Income

	For the three months ended			For the six months ended
	June 30, 2017			June 30, 2017
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized gains on available-for-sale securities during the period	$603.2	$(210.5)	$392.7	$906.9	$(313.3)	$593.6
Reclassification adjustment for losses included in net income (1)	6.9	(2.3)	4.6	49.6	(17.2)	32.4
Adjustments for assumed changes in amortization patterns	(32.6)	11.6	(21.0)	(48.2)	17.0	(31.2)
Adjustments for assumed changes in policyholder liabilities	(64.9)	23.7	(41.2)	(143.5)	47.7	(95.8)
Net unrealized gains on available-for-sale securities	512.6	(177.5)	335.1	764.8	(265.8)	499.0

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	11.8	(4.2)	7.6	13.3	(4.7)	8.6
Adjustments for assumed changes in amortization patterns	(0.9)	0.3	(0.6)	(1.1)	0.4	(0.7)
Adjustments for assumed changes in policyholder liabilities	(0.1)	0.1	—	(0.4)	0.2	(0.2)
Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	10.8	(3.8)	7.0	11.8	(4.1)	7.7

Net unrealized losses on derivative instruments during the period	(5.1)	2.0	(3.1)	(15.5)	5.2	(10.3)
Reclassification adjustment for gains included in net income (3)	(6.0)	1.9	(4.1)	(18.5)	6.4	(12.1)
Adjustments for assumed changes in amortization patterns	0.5	(0.2)	0.3	2.0	(0.7)	1.3
Adjustments for assumed changes in policyholder liabilities	1.5	(0.6)	0.9	4.4	(1.5)	2.9
Net unrealized losses on derivative instruments	(9.1)	3.1	(6.0)	(27.6)	9.4	(18.2)

Foreign currency translation adjustment	(8.4)	6.7	(1.7)	59.6	3.1	62.7

Amortization of prior service cost and actuarial loss included in net periodic benefit cost (4)	7.8	(3.5)	4.3	15.6	(7.0)	8.6
Net unrecognized postretirement benefit obligation	7.8	(3.5)	4.3	15.6	(7.0)	8.6

Other comprehensive income	$513.7	$(175.0)	$338.7	$824.2	$(264.4)	$559.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

Accumulated Other Comprehensive Loss

		Noncredit
	Net unrealized	component of	Net unrealized	Foreign	Unrecognized	Accumulated
	gains on	impairment losses	gains	currency	postretirement	other
	available-for-sale	on fixed maturities	on derivative	translation	benefit	comprehensive
	securities	available-for-sale	instruments	adjustment	obligation	loss
	(in millions)
Balances as of January 1, 2016	$732.1	$(86.0)	$69.8	$(1,148.2)	$(450.2)	$(882.5)
Other comprehensive income during the period, net of adjustments	694.6	(1.6)	16.8	138.0	—	847.8
Amounts reclassified from AOCI	13.0	—	(4.3)	—	16.0	24.7
Other comprehensive income	707.6	(1.6)	12.5	138.0	16.0	872.5
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(9.3)	—	(9.3)
Balances as of June 30, 2016	$1,439.7	$(87.6)	$82.3	$(1,019.5)	$(434.2)	$(19.3)

Balances as of January 1, 2017	$831.2	$(89.5)	$85.3	$(1,093.8)	$(408.4)	$(675.2)
Other comprehensive income during the period, net of adjustments	466.6	—	(6.1)	62.0	—	522.5
Amounts reclassified from AOCI	32.4	7.7	(12.1)	—	8.6	36.6
Other comprehensive income	499.0	7.7	(18.2)	62.0	8.6	559.1
Balances as of June 30, 2017	$1,330.2	$(81.8)	$67.1	$(1,031.8)	$(399.8)	$(116.1)

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

Following is a reconciliation of the changes in the redeemable noncontrolling interest (in millions):

Balance as of January 1, 2016	$85.7
Net income attributable to redeemable noncontrolling interest	3.2
Redeemable noncontrolling interest of newly consolidated entities (1)	179.5
Redeemable noncontrolling interest of deconsolidated entities (2)	(18.7)
Contributions from redeemable noncontrolling interest	121.3
Distributions to redeemable noncontrolling interest	(29.6)
Purchase of subsidiary shares from redeemable noncontrolling interest	(8.1)
Change in redemption value of redeemable noncontrolling interest	(0.4)
Other comprehensive income attributable to redeemable noncontrolling interest	4.2
Balance as of June 30, 2016	$337.1

Balance as of January 1, 2017	$97.5
Net income attributable to redeemable noncontrolling interest	5.9
Redeemable noncontrolling interest of deconsolidated entities (2)	(1.4)
Contributions from redeemable noncontrolling interest	16.4
Distributions to redeemable noncontrolling interest	(25.7)
Change in redemption value of redeemable noncontrolling interest	2.0
Other comprehensive income attributable to redeemable noncontrolling interest	0.4
Balance as of June 30, 2017	$95.1

(1)	Effective January 1, 2016, certain sponsored investment funds were consolidated as a result of the implementation of new accounting guidance.
(2)	We deconsolidated certain sponsored investment funds as they no longer met the requirements for consolidation.

Dividend Limitations

Under Iowa law, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Commissioner of Insurance of the State of Iowa (“the Commissioner”) to pay stockholder dividends or make any other distribution if such dividends or distributions would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limitations. Extraordinary dividends include those made, together with dividends and other distributions, within the preceding twelve months that exceed the greater of (i) 10% of Principal Life’s statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year, not to exceed earned surplus. Based on December 31, 2016, statutory results, the dividend limitation for Principal Life is approximately $1,143.3 million in ordinary dividends in 2017 without prior regulatory approval. However, because the dividend test is based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2017, some or all of such dividends may be extraordinary and require regulatory approval.

On May 1, 2017, Principal Life sold its ownership interest in Principal Global Investors, LLC to Principal Life’s direct parent, Principal Financial Services, Inc. in connection with a corporate reorganization designed to better utilize and allocate capital internally. Subsequent to the sale, Principal Life paid an extraordinary dividend of $1,068.4 million to its parent, which was approved by the Commissioner, primarily from proceeds received from the sale.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
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
June 30, 2017
(Unaudited)

discounted back at the current Treasury curve plus the appropriate risk spread. Although the matrix valuation approach provides a fair valuation of each pricing category, the valuation of an individual security within each pricing category may actually be impacted by company specific factors.

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of June 30, 2017, less than 1% of our total fixed maturities were Level 3 securities valued using internal pricing models.

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
June 30, 2017
(Unaudited)

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

Foreign Exchange Contracts. We use discounted cash flow valuation techniques that utilize observable swap curves and exchange rates as the inputs to determine the fair value of foreign currency swaps. These are reflected in Level 2. Currency forwards and currency options are valued using observable market inputs, including forward currency exchange rates. These are reflected in Level 2. In addition, we have a limited number of non-standard currency swaps and currency options that are valued using broker quotes. These are reflected within Level 3.

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

The fair value of unconsolidated sponsored investment funds and other investment funds is determined using the NAV of the fund. The NAV of the fund represents the price at which we would be able to initiate a transaction. Investments for which the NAV represents a quoted price in an active market for identical assets are reflected in Level 1. Investments that do not have a quoted price in an active market are reflected in Level 2.

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
June 30, 2017
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2017
	Assets/	Amount
	(liabilities)	measured at	Fair value hierarchy level
	measured at	net asset
	fair value	value (5)	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,420.3	$—	$974.5	$445.8	$—
Non-U.S. governments	1,043.2	—	3.1	975.0	65.1
States and political subdivisions	6,369.4	—	—	6,369.4	—
Corporate	35,970.8	—	21.0	35,746.9	202.9
Residential mortgage-backed securities	2,746.0	—	—	2,746.0	—
Commercial mortgage-backed securities	3,817.9	—	—	3,756.4	61.5
Collateralized debt obligations	1,203.8	—	—	1,075.7	128.1
Other debt obligations	5,228.4	—	—	5,225.6	2.8
Total fixed maturities, available-for-sale	57,799.8	—	998.6	56,340.8	460.4
Fixed maturities, trading	241.3	—	—	241.3	—
Equity securities, available-for-sale	103.7	—	56.5	44.5	2.7
Equity securities, trading	1,586.4	—	487.2	1,099.2	—
Derivative assets (1)	314.9	—	—	283.3	31.6
Other investments (2)	547.8	84.1	195.2	233.3	35.2
Cash equivalents (3)	1,190.2	—	48.6	1,141.6	—
Sub-total excluding separate account assets	61,784.1	84.1	1,786.1	59,384.0	529.9

Separate account assets	149,347.9	—	85,287.5	56,647.5	7,412.9
Total assets	$211,132.0	$84.1	$87,073.6	$116,031.5	$7,942.8

Liabilities
Investment contracts (4)	$(146.6)	$—	$—	$—	$(146.6)
Derivative liabilities (1)	(295.9)	—	—	(283.3)	(12.6)
Other liabilities (4)	(239.0)	—	—	(239.0)	—
Total liabilities	$(681.5)	$—	$—	$(522.3)	$(159.2)

Net assets	$210,450.5	$84.1	$87,073.6	$115,509.2	$7,783.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
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

(5)         Certain investments are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy. These consist of certain fund interests that are restricted until maturity with unfunded commitments totaling $51.9 million and $57.6 million as of June 30, 2017 and December 31, 2016, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows:

	For the three months ended June 30, 2017
		Total realized/unrealized						Changes in
	Beginning	gains (losses)		Net			Ending	unrealized
	asset/			purchases,			asset/	gains (losses)
	(liability)			sales,			(liability)	included in
	balance		Included in	issuances			balance	net income
	as of	Included in	other	and	Transfers	Transfers	as of	relating to
	March 31,	net income	comprehensive	settlements	into	out of	June 30,	positions still
	2017	(1)	income (3)	(4)	Level 3	Level 3	2017	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$66.5	$—	$(0.1)	$(1.3)	$—	$—	$65.1	$(0.1)
Corporate	235.3	(0.1)	(0.8)	(11.8)	17.6	(37.3)	202.9	(0.2)
Commercial mortgage-backed securities	62.7	(4.5)	7.2	0.5	17.3	(21.7)	61.5	(4.5)
Collateralized debt obligations	27.5	—	—	12.3	88.3	—	128.1	—
Other debt obligations	6.5	0.1	(0.1)	(0.2)	0.1	(3.6)	2.8	—
Total fixed maturities, available-for-sale	398.5	(4.5)	6.2	(0.5)	123.3	(62.6)	460.4	(4.8)
Equity securities, available-for-sale	2.7	—	—	—	—	—	2.7	—
Equity securities, trading	0.6	0.1	—	(0.7)	—	—	—	—
Derivative assets	30.8	(0.9)	—	1.7	—	—	31.6	(0.5)
Other investments	38.3	0.7	—	(3.8)	—	—	35.2	0.7
Separate account assets (2)	7,257.6	194.4	(0.6)	(19.1)	2.1	(21.5)	7,412.9	168.2

Liabilities
Investment contracts	(119.6)	(29.1)	0.2	1.9	—	—	(146.6)	(29.7)
Derivative liabilities	(18.1)	6.5	—	(1.0)	—	—	(12.6)	6.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

	For the three months ended June 30, 2016
		Total realized/unrealized						Changes in
	Beginning	gains (losses)		Net			Ending	unrealized
	asset/			purchases,			asset/	gains (losses)
	(liability)			sales,			(liability)	included in
	balance	Included in	Included in	issuances			balance	net income
	as of	net	other	and	Transfers	Transfers	as of	relating to
	March 31,	income	comprehensive	settlements	into	out of	June 30,	positions still
	2016	(1)	income (3)	(4)	Level 3	Level 3	2016	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$97.8	$—	$—	$2.3	$—	$(32.6)	$67.5	$—
Corporate	222.7	(0.2)	(1.1)	4.6	15.7	—	241.7	(0.2)
Commercial mortgage-backed securities	2.4	—	—	13.1	—	—	15.5	—
Collateralized debt obligations	62.8	—	0.2	(0.2)	—	—	62.8	—
Other debt obligations	7.0	—	0.1	(0.3)	—	—	6.8	—
Total fixed maturities, available-for-sale	392.7	(0.2)	(0.8)	19.5	15.7	(32.6)	394.3	(0.2)
Fixed maturities, trading	135.8	—	—	(18.0)	—	—	117.8	—
Equity securities, available-for-sale	4.1	(1.3)	(0.1)	—	—	—	2.7	(1.4)
Derivative assets	59.1	1.7	—	0.3	—	—	61.1	2.4
Other investments	35.9	0.1	—	0.1	—	—	36.1	0.1
Separate account assets (2)	7,094.5	140.2	—	174.2	0.1	(0.7)	7,408.3	95.9

Liabilities
Investment contracts	(213.0)	(113.0)	—	1.7	—	—	(324.3)	(114.3)
Derivative liabilities	(36.1)	6.9	—	0.7	—	—	(28.5)	5.1
Other liabilities	(73.1)	(2.9)	—	17.4	—	—	(58.6)	(2.4)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

	For the six months ended June 30, 2017
		Total realized/unrealized						Changes in
	Beginning	gains (losses)		Net			Ending	unrealized
	asset/			purchases,			asset/	gains (losses)
	(liability)			sales,			(liability)	included in
	balance	Included	Included in	issuances			balance	net income
	as of	in net	other	and	Transfers	Transfers	as of	relating to
	December 31,	income	comprehensive	settlements	into	out of	June 30,	positions still
	2016	(1)	income (3)	(4)	Level 3	Level 3	2017	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$62.1	$(0.1)	$0.2	$2.9	$—	$—	$65.1	$(0.1)
Corporate	259.1	(1.9)	(0.4)	(38.8)	22.2	(37.3)	202.9	(0.4)
Commercial mortgage-backed securities	71.1	(5.7)	9.8	(0.5)	18.0	(31.2)	61.5	(4.5)
Collateralized debt obligations	33.6	—	(0.7)	6.9	88.3	—	128.1	—
Other debt obligations	91.5	—	—	(0.5)	0.1	(88.3)	2.8	—
Total fixed maturities, available-for-sale	517.4	(7.7)	8.9	(30.0)	128.6	(156.8)	460.4	(5.0)
Fixed maturities, trading	92.9	(2.4)	—	(92.4)	1.9	—	—	(0.2)
Equity securities, available-for-sale	2.7	—	—	—	—	—	2.7	—
Equity securities, trading	—	—	—	(0.7)	0.7	—	—	—
Derivative assets	33.9	(4.1)	—	1.8	—	—	31.6	(3.8)
Other investments	36.9	1.9	—	(3.6)	—	—	35.2	1.9
Separate account assets (2)	7,354.8	358.2	(0.9)	(278.9)	2.1	(22.4)	7,412.9	323.5

Liabilities
Investment contracts	(176.5)	23.5	0.3	6.1	—	—	(146.6)	21.6
Derivative liabilities	(22.6)	11.1	—	(1.1)	—	—	(12.6)	9.5
Other liabilities	(59.9)	(0.1)	—	60.0	—	—	—	—

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

	For the six months ended June 30, 2016
		Total realized/unrealized						Changes in
	Beginning	gains (losses)		Net			Ending	unrealized
	asset/			purchases,			asset/	gains (losses)
	(liability)			sales,			(liability)	included in
	balance	Included	Included in	issuances			balance	net income
	as of	in net	other	and	Transfers	Transfers	as of	relating to
	December 31,	income	comprehensive	settlements	into	out of	June 30,	positions still
	2015	(1)	income (3)	(4)	Level 3	Level 3	2016	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$79.1	$(0.1)	$2.5	$18.6	$—	$(32.6)	$67.5	$(0.1)
Corporate	223.9	(0.3)	(3.7)	7.8	15.7	(1.7)	241.7	(0.3)
Commercial mortgage-backed securities	4.8	—	—	13.0	—	(2.3)	15.5	—
Collateralized debt obligations	63.5	—	(0.5)	(0.2)	—	—	62.8	—
Other debt obligations	7.5	—	—	(0.7)	—	—	6.8	—
Total fixed maturities, available-for-sale	378.8	(0.4)	(1.7)	38.5	15.7	(36.6)	394.3	(0.4)
Fixed maturities, trading	135.5	0.3	—	(18.0)	—	—	117.8	0.4
Equity securities, available-for-sale	4.1	(1.3)	(0.1)	—	—	—	2.7	(1.4)
Derivative assets	47.2	13.2	—	0.7	—	—	61.1	14.4
Other investments	35.1	0.7	—	0.3	—	—	36.1	0.7
Separate account assets (2)	7,013.9	293.1	(0.1)	101.2	0.9	(0.7)	7,408.3	305.7

Liabilities
Investment contracts	(177.4)	(151.3)	—	4.4	—	—	(324.3)	(153.4)
Derivative liabilities	(50.5)	20.5	0.5	1.0	—	—	(28.5)	17.3
Other liabilities	(68.1)	(7.9)	—	17.4	—	—	(58.6)	(6.2)

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

(3)         Includes foreign currency translation adjustments related to our Principal International segment.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

(4)  Gross purchases, sales, issuances and settlements were:

	For the three months ended June 30, 2017
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$—	$(0.9)	$—	$(0.4)	$(1.3)
Corporate	14.6	(13.1)	—	(13.3)	(11.8)
Commercial mortgage-backed securities	—	—	—	0.5	0.5
Collateralized debt obligations	13.0	—	—	(0.7)	12.3
Other debt obligations	—	—	—	(0.2)	(0.2)
Total fixed maturities, available-for-sale	27.6	(14.0)	—	(14.1)	(0.5)
Equity securities, trading	—	—	—	(0.7)	(0.7)
Derivative assets	1.9	(0.2)	—	—	1.7
Other investments	0.3	(4.1)	—	—	(3.8)
Separate account assets (5)	120.7	(70.9)	(64.4)	(4.5)	(19.1)

Liabilities
Investment contracts	—	—	0.2	1.7	1.9
Derivative liabilities	(1.0)	—	—	—	(1.0)

	For the three months ended June 30, 2016
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$2.6	$—	$—	$(0.3)	$2.3
Corporate	7.9	—	—	(3.3)	4.6
Commercial mortgage-backed securities	13.7	—	—	(0.6)	13.1
Collateralized debt obligations	—	—	—	(0.2)	(0.2)
Other debt obligations	—	—	—	(0.3)	(0.3)
Total fixed maturities, available-for-sale	24.2	—	—	(4.7)	19.5
Fixed maturities, trading	—	(18.0)	—	—	(18.0)
Derivative assets	—	0.3	—	—	0.3
Other investments	0.1	—	—	—	0.1
Separate account assets (5)	233.9	(5.4)	(47.2)	(7.1)	174.2

Liabilities
Investment contracts	—	—	—	1.7	1.7
Derivative liabilities	—	0.7	—	—	0.7
Other liabilities	—	17.4	—	—	17.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

	For the six months ended June 30, 2017
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$21.8	$(18.2)	$—	$(0.7)	$2.9
Corporate	32.6	(50.9)	—	(20.5)	(38.8)
Commercial mortgage-backed securities	—	—	—	(0.5)	(0.5)
Collateralized debt obligations	13.0	—	—	(6.1)	6.9
Other debt obligations	—	—	—	(0.5)	(0.5)
Total fixed maturities, available-for-sale	67.4	(69.1)	—	(28.3)	(30.0)
Fixed maturities, trading	—	—	—	(92.4)	(92.4)
Equity securities, trading	—	—	—	(0.7)	(0.7)
Derivative assets	2.2	(0.4)	—	—	1.8
Other investments	0.5	(4.1)	—	—	(3.6)
Separate account assets (5)	179.3	(381.4)	(135.7)	58.9	(278.9)

Liabilities
Investment contracts	—	—	0.4	5.7	6.1
Derivative liabilities	(1.2)	0.1	—	—	(1.1)
Other liabilities	—	—	—	60.0	60.0

	For the six months ended June 30, 2016
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$19.3	$—	$—	$(0.7)	$18.6
Corporate	31.8	(9.3)	—	(14.7)	7.8
Commercial mortgage-backed securities	13.7	—	—	(0.7)	13.0
Collateralized debt obligations	—	—	—	(0.2)	(0.2)
Other debt obligations	—	—	—	(0.7)	(0.7)
Total fixed maturities, available-for-sale	64.8	(9.3)	—	(17.0)	38.5
Fixed maturities, trading	—	(18.0)	—	—	(18.0)
Derivative assets	—	0.7	—	—	0.7
Other investments	0.3	—	—	—	0.3
Separate account assets (5)	290.1	(66.1)	(140.0)	17.2	101.2

Liabilities
Investment contracts	—	—	1.1	3.3	4.4
Derivative liabilities	—	1.0	—	—	1.0
Other liabilities	—	17.4	—	—	17.4

(5) Issuances and settlements include amounts related to mortgage encumbrances associated with real estate in our separate accounts.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels were as follows:

	For the three months ended June 30, 2017
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for- sale:
Corporate	$—	$—	$—	$17.6	$—	$37.3
Commercial mortgage-backed securities	—	—	—	17.3	—	21.7
Collateralized debt obligations	—	—	—	88.3	—	—
Other debt obligations	—	—	—	0.1	—	3.6
Total fixed maturities, available-for-sale	—	—	—	123.3	—	62.6
Separate account assets	5.7	—	0.2	2.1	—	21.5

	For the three months ended June 30, 2016
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for- sale:
Non-U.S. governments	$—	$—	$—	$—	$—	$32.6
Corporate	—	—	—	15.7	—	—
Total fixed maturities, available-for-sale	—	—	—	15.7	—	32.6
Separate account assets	0.2	—	0.2	0.1	—	0.7

	For the six months ended June 30, 2017
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for- sale:
Corporate	$—	$—	$—	$22.2	$—	$37.3
Commercial mortgage-backed securities	—	—	—	18.0	—	31.2
Collateralized debt obligations	—	—	—	88.3	—	—
Other debt obligations	—	—	—	0.1	—	88.3
Total fixed maturities, available-for-sale	—	—	—	128.6	—	156.8
Fixed maturities, trading	—	—	—	1.9	—	—
Equity securities, trading	—	—	—	0.7	—	—
Separate account assets	6.4	—	0.2	2.1	—	22.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

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

Assets transferred into Level 3 during the three and six months ended June 30, 2017 and 2016, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations.

Assets transferred out of Level 3 during the three and six months ended June 30, 2017 and 2016, included those for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

	June 30, 2017
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$6.9	Discounted cash flow	Discount rate (1)	2.3%	2.3%
			Illiquidity premium	50 basis points (“bps”)	50bps
			Comparability adjustment	(25)bps	(25)bps
Corporate	46.5	Discounted cash flow	Discount rate (1)	1.9%-7.4%	4.1%
			Illiquidity premium	0bps-60bps	23bps
Commercial mortgage-backed		Discounted cash	Discount rate (1)	4.0%-14.6%	13.2%
securities	50.9	flow	Probability of default	0.0%-68.0%	33.1%
			Potential loss severity	0.0%-40.0%	24.8%
		Market comparables	Comparability adjustment	300bps-500bps	442bps
Other debt obligations	2.8	Discounted cash flow	Discount rate (1)	5.0%	5.0%
			Illiquidity premium	500bps	500bps
Other investments	35.2	Discounted cash flow - equity method real estate investments	Discount rate (1)	7.5%	7.5%
			Terminal capitalization rate	6.8%	6.8%
			Average market rent growth rate	2.7%	2.7%
		Discounted cash flow - equity method real estate investments - debt	Loan to value	49.4%	49.4%
			Credit spread rate	2.0%	2.0%

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

	June 30, 2017
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Separate account assets	7,250.3	Discounted cash flow - mortgage loans	Discount rate (1)	1.9%-8.2%	4.2%
			Illiquidity premium	0bps-60bps	14bps
			Credit spread rate	70bps-700bps	276bps
		Discounted cash flow - real estate	Discount rate (1)	5.8%-17.2%	6.9%
			Terminal capitalization rate	4.3%-9.3%	6.0%
			Average market rent growth rate	1.7%-4.8%	2.9%
		Discounted cash flow - real estate debt	Loan to value	10.9%-67.0%	45.7%
			Market interest rate	3.2%-5.2%	3.7%

Liabilities
Investment contracts	(146.6)	Discounted cash flow	Long duration interest rate	2.4%-2.5% (2)
			Long-term equity market volatility	18.8%-43.7%
			Non-performance risk	0.3%-1.5%
			Utilization rate	See note (3)
			Lapse rate	0.5%-14.1%
			Mortality rate	See note (4)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

	December 31, 2016
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$7.6	Discounted cash flow	Discount rate (1)	2.3%	2.3%
			Illiquidity premium	50bps	50bps
			Comparability adjustment	(25)bps	(25)bps
Corporate	49.8	Discounted cash flow	Discount rate (1)	1.5%-7.6%	4.0%
			Illiquidity premium	0bps-60bps	27bps
			Comparability adjustment	0bps-20bps	6bps
Commercial mortgage-backed		Discounted cash	Discount rate (1)	3.1%-12.8%	10.2%
securities	49.3	flow	Probability of default	0.0%-10.0%	7.8%
			Potential loss severity	0.0%-99.5%	39.5%
Collateralized debt obligations	0.2	Discounted cash flow	Discount rate (1)	95.1%	95.1%
			Probability of default	100.0%	100.0%
			Potential loss severity	91.2%	91.2%
Other debt obligations	6.8	Discounted cash flow	Discount rate (1)	5.0%	5.0%
			Illiquidity premium	500bps	500bps
Fixed maturities, trading	10.5	Discounted cash flow	Discount rate (1)	2.3%-9.0%	2.7%
			Illiquidity premium	0bps-300bps	240bps
Other investments	36.9	Discounted cash flow - equity method real estate investments	Discount rate (1)	7.6%	7.6%
			Terminal capitalization rate	6.8%	6.8%
			Average market rent growth rate	2.9%	2.9%
		Discounted cash flow - equity method real estate investments - debt	Loan to value	52.5%	52.5%
			Credit spread rate	2.1%	2.1%

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

	December 31, 2016
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Separate account assets	7,225.4	Discounted cash flow - mortgage loans	Discount rate (1)	1.4%-5.3%	3.7%
			Illiquidity premium	0bps-60bps	13bps
			Credit spread rate	83bps-472bps	227bps
		Discounted cash flow - real estate	Discount rate (1)	5.8%-16.2%	7.0%
			Terminal capitalization rate	4.3%-9.3%	6.1%
			Average market rent growth rate	1.8%-4.3%	2.9%
		Discounted cash flow - real estate debt	Loan to value	6.3%-69.7%	47.0%
			Market interest rate	3.3%-4.6%	3.9%

Liabilities
Investment contracts	(176.5)	Discounted cash flow	Long duration interest rate	2.6%-2.7% (2)
			Long-term equity market volatility	16.0%-45.9%
			Non-performance risk	0.3%-1.7%
			Utilization rate	See note (3)
			Lapse rate	0.5%-14.1%
			Mortality rate	See note (4)

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
June 30, 2017
(Unaudited)

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. During the six months ended June 30, 2017, certain mortgage loans had been marked to fair value of $0.8 million. The net impact of write-downs of loans reclassified to held-for-sale, impairments and improvements in estimated fair value of previously impaired loans resulted in a net loss of $0.0 million and $0.3 million for the three and six months ended June 30, 2017, respectively, that was recorded in net realized capital gains (losses) as part of the mortgage loan valuation allowance. This includes the impact of certain loans no longer on our books. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve significant unobservable inputs.

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

Fair Value Option

We elected fair value accounting for:

•                  Certain commercial mortgage loans of consolidated VIEs for which it was not practicable for us to determine the carrying value. In addition, as of December 31, 2016, we had certain obligations of consolidated VIEs for which it was not practicable for us to determine the carrying value. The synthetic entity that had these obligations matured in the first quarter of 2017.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

The following tables present information regarding the assets and liabilities for which the fair value option was elected.

	June 30, 2017	December 31, 2016
	(in millions)
Commercial mortgage loans of consolidated VIEs (1) (2)
Fair value	$10.8	$12.4
Aggregate contractual principal	10.4	12.0

Obligations of consolidated VIEs (3)
Fair value	—	59.9
Aggregate unpaid principal	—	60.0

Real estate ventures (1)
Fair value	35.2	36.9

Investment funds (1)
Fair value	39.7	36.9

(1)         Reported with other investments in the consolidated statements of financial position.

(2)         None of the loans were more than 90 days past due or in non-accrual status.

(3)         Reported with other liabilities in the consolidated statements of financial position.

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
	(in millions)
Commercial mortgage loans of consolidated VIEs
Change in fair value pre-tax loss (1) (2)	$(0.1)	$(0.1)	$(0.2)	$(0.3)
Interest income (3)	0.2	0.3	0.5	0.6

Obligations of consolidated VIEs
Change in fair value pre-tax loss - instrument specific credit risk (2) (4)	—	(3.5)	(0.1)	(8.5)
Change in fair value pre-tax loss (2)	—	(3.5)	(0.1)	(8.5)
Interest expense (5)	—	0.2	0.3	0.5

Real estate ventures
Change in fair value pre-tax gain (6)	0.7	0.2	1.9	0.7

Investment funds
Change in fair value pre-tax gain (loss) (6) (7)	(1.0)	5.4	0.2	5.1
Dividend income (6)	1.9	—	1.9	0.3

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
June 30, 2017
(Unaudited)

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	June 30, 2017
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$13,770.9	$14,121.5	$—	$—	$14,121.5
Policy loans	808.7	1,233.7	—	—	1,233.7
Other investments	268.2	274.1	—	195.9	78.2
Cash and cash equivalents	816.2	816.2	774.3	41.9	—
Investment contracts	(31,281.9)	(30,883.2)	—	(5,082.0)	(25,801.2)
Short-term debt	(42.0)	(42.0)	—	(42.0)	—
Long-term debt	(3,126.8)	(3,374.6)	—	(3,374.6)	—
Separate account liabilities	(136,350.0)	(135,144.0)	—	—	(135,144.0)
Bank deposits	(2,199.1)	(2,195.9)	(1,610.7)	(585.2)	—
Cash collateral payable	(165.4)	(165.4)	(165.4)	—	—

	December 31, 2016
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$13,230.2	$13,453.2	$—	$—	$13,453.2
Policy loans	823.8	1,011.0	—	—	1,011.0
Other investments	230.3	236.8	—	157.7	79.1
Cash and cash equivalents	772.5	772.5	731.4	41.1	—
Investment contracts	(31,089.4)	(30,622.6)	—	(5,400.8)	(25,221.8)
Short-term debt	(51.4)	(51.4)	—	(51.4)	—
Long-term debt	(3,125.7)	(3,242.0)	—	(3,242.0)	—
Separate account liabilities	(127,452.1)	(126,282.0)	—	—	(126,282.0)
Bank deposits	(2,199.8)	(2,204.1)	(1,585.1)	(619.0)	—
Cash collateral payable	(575.7)	(575.7)	(575.7)	—	—

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
June 30, 2017
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
June 30, 2017
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
June 30, 2017
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

The following tables summarize select financial information by segment, including operating revenues for our products and services, and reconcile segment totals to those reported in the consolidated financial statements:

	June 30, 2017	December 31, 2016
	(in millions)
Assets:
Retirement and Income Solutions	$162,151.2	$152,721.7
Principal Global Investors	2,392.0	1,952.1
Principal International	47,476.7	45,118.3
U.S. Insurance Solutions	24,112.6	23,144.2
Corporate	4,021.4	5,078.0
Total consolidated assets	$240,153.9	$228,014.3

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)
Operating revenues by segment:
Retirement and Income Solutions:
Retirement and Income Solutions – Fee	$451.5	$428.8	$901.9	$842.1
Retirement and Income Solutions – Spread	1,232.3	1,045.8	2,264.5	2,096.5
Total Retirement and Income Solutions (1)	1,683.8	1,474.6	3,166.4	2,938.6
Principal Global Investors (2)	355.5	351.3	701.4	660.8
Principal International	319.4	318.7	640.7	605.3
U.S. Insurance Solutions:
Specialty benefits insurance	537.3	498.2	1,065.8	981.1
Individual life insurance	433.4	409.9	861.3	817.9
Eliminations	(0.1)	(0.1)	(0.1)	(0.1)
Total U.S. Insurance Solutions	970.6	908.0	1,927.0	1,798.9
Corporate	(19.8)	(17.5)	(21.3)	(30.6)
Total segment operating revenues	3,309.5	3,035.1	6,414.2	5,973.0
Net realized capital gains (losses), net of related revenue adjustments	(110.6)	7.5	(143.2)	121.1
Adjustments related to equity method investments	(20.6)	(16.9)	(43.3)	(31.8)
Total revenues per consolidated statements of operations	$3,178.3	$3,025.7	$6,227.7	$6,062.3

Pre-tax operating earnings (losses) by segment:
Retirement and Income Solutions	$243.8	$194.7	$488.0	$376.1
Principal Global Investors	115.4	117.5	215.4	197.2
Principal International	78.4	69.9	179.3	137.9
U.S. Insurance Solutions	104.4	103.6	190.6	184.1
Corporate	(47.5)	(54.5)	(106.0)	(107.8)
Total segment pre-tax operating earnings	494.5	431.2	967.3	787.5
Pre-tax net realized capital gains (losses), as adjusted (3)	(111.3)	(16.0)	(150.1)	80.8
Adjustments related to equity method investments and noncontrolling interest	(17.6)	(15.3)	(37.6)	(28.6)
Income before income taxes per consolidated statements of operations	$365.6	$399.9	$779.6	$839.7

(1)            Reflects inter-segment revenues of $97.8 million and $92.6 million for the three months ended June 30, 2017 and 2016, respectively, $192.9 million and $181.8 million for the six months ended June 30, 2017 and 2016, respectively.

(2)            Reflects inter-segment revenues of $60.6 million and $57.0 million for the three months ended June 30, 2017 and 2016, respectively, $120.5 million and $111.3 million for the six months ended June 30, 2017 and 2016, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

(3)            Pre-tax net realized capital gains (losses), as adjusted, is derived as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)
Net realized capital gains (losses):
Net realized capital gains (losses)	$(95.9)	$33.7	$(112.5)	$170.3
Derivative and hedging-related adjustments	(16.9)	(26.0)	(34.5)	(50.3)
Adjustments related to equity method investments	0.5	(0.5)	1.1	(0.2)
Market value adjustments to fee revenues	—	(1.6)	—	(2.3)
Adjustments related to sponsored investment funds	1.7	1.9	2.9	3.3
Recognition of front-end fee revenue	—	—	(0.2)	0.3
Net realized capital gains (losses), net of related revenue adjustments	(110.6)	7.5	(143.2)	121.1
Amortization of deferred acquisition costs and other actuarial balances	9.0	(7.2)	18.1	(53.5)
Capital (gains) losses distributed	(11.0)	(17.1)	(28.1)	10.0
Market value adjustments of embedded derivatives	1.3	0.8	3.1	3.2
Pre-tax net realized capital gains (losses), as adjusted (a)	$(111.3)	$(16.0)	$(150.1)	$80.8

(a)         As adjusted before noncontrolling interest capital gains (losses).

12. Stock-Based Compensation Plans

As of June 30, 2017, we had the 2014 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan and the Directors Stock Plan (“Stock-Based Compensation Plans”). As of May 20, 2014, no new grants will be made under the Amended and Restated 2010 Stock Incentive Plan or the 2005 Directors Stock Plan. No grants have been made under the Stock Incentive Plan or the Directors Stock Plan since at least 2005. Under the terms of the 2014 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. The 2014 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock or performance units under any plans.

As of June 30, 2017, the maximum number of new shares of common stock available for grant under the 2014 Stock Incentive Plan and the 2014 Directors Stock Plan was 9.1 million.

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the six months ended June 30,
	2017	2016
	(in millions)
Compensation cost	$43.2	$34.5
Related income tax benefit	14.2	10.7
Capitalized as part of an asset	1.2	1.3

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the 2014 Stock Incentive Plan. Total options granted were 0.7 million for the six months ended June 30, 2017. The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during the period:

For the six months ended
June 30, 2017
Expected volatility	27.6%
Expected term (in years)	7.0
Risk-free interest rate	2.2%
Expected dividend yield	2.87%
Weighted average estimated fair value per common share	$15.31

As of June 30, 2017, we had $8.2 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.3 years.

Performance Share Awards

Performance share awards were granted to certain employees under the 2014 Stock Incentive Plan. Total performance share awards granted were 0.2 million for the six months ended June 30, 2017. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results to be determined at the end of the performance period. The actual number of common shares to be awarded at the end of each performance period will range between 0% and 150% of the initial target awards. The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these performance share awards granted was $62.98 per common share.

As of June 30, 2017, we had $9.8 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.2 years.

Restricted Stock Units

Restricted stock units were issued to certain employees and agents pursuant to the 2014 Stock Incentive Plan and non-employee directors pursuant to the 2014 Directors Stock Plan. Total restricted stock units granted were 0.8 million for the six months ended June 30, 2017. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $62.81 per common share.

As of June 30, 2017, we had $67.5 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted. The cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 0.3 million shares for the six months ended June 30, 2017. The weighted average fair value of the discount on the stock purchased was $14.28 per share.

As of June 30, 2017, a total of 3.1 million of new shares were available to be made issuable by us for this plan.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

13. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions, except per share data)
Net income	$314.8	$327.0	$668.4	$696.2
Subtract:
Net income attributable to noncontrolling interest	5.3	4.7	10.0	5.9
Total	$309.5	$322.3	$658.4	$690.3
Weighted-average shares outstanding:
Basic	288.9	289.9	288.6	290.7
Dilutive effects:
Stock options	1.8	1.1	1.8	1.1
Restricted stock units	1.8	1.4	1.9	1.4
Performance share awards	0.2	0.2	0.2	0.2
Diluted	292.7	292.6	292.5	293.4
Net income per common share:
Basic	$1.07	$1.11	$2.28	$2.37
Diluted	$1.06	$1.10	$2.25	$2.35

The calculation of diluted earnings per share for the three and six months ended June 30, 2017 and 2016, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) Principal Financial Services, Inc. (“PFS”) and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of June 30, 2017 and December 31, 2016, and for the six months ended June 30, 2017 and 2016.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

Condensed Consolidating Statements of Financial Position

June 30, 2017

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$51,379.4	$6,786.5	$(366.1)	$57,799.8
Fixed maturities, trading	—	69.1	172.2	—	241.3
Equity securities, available-for-sale	—	92.2	11.5	—	103.7
Equity securities, trading	—	5.0	1,581.4	—	1,586.4
Mortgage loans	—	12,976.1	1,350.9	(556.1)	13,770.9
Real estate	—	4.2	1,437.6	—	1,441.8
Policy loans	—	768.9	39.8	—	808.7
Investment in unconsolidated entities	13,636.9	1,922.4	6,848.6	(21,597.2)	810.7
Other investments	9.8	4,645.5	1,876.6	(4,044.7)	2,487.2
Cash and cash equivalents	778.5	506.5	1,394.6	(673.2)	2,006.4
Accrued investment income	—	524.3	83.0	(1.9)	605.4
Premiums due and other receivables	—	1,607.8	3,072.2	(3,298.6)	1,381.4
Deferred acquisition costs	—	3,238.1	214.1	—	3,452.2
Property and equipment	—	646.6	103.7	—	750.3
Goodwill	—	54.3	979.0	—	1,033.3
Other intangibles	—	22.6	1,288.7	—	1,311.3
Separate account assets	—	111,053.3	38,294.6	—	149,347.9
Other assets	525.1	1,005.2	4,224.2	(4,539.3)	1,215.2
Total assets	$14,950.3	$190,521.5	$69,759.2	$(35,077.1)	$240,153.9
Liabilities
Contractholder funds	$—	$35,646.0	$2,894.0	$(340.2)	$38,199.8
Future policy benefits and claims	—	25,679.2	5,644.3	(823.1)	30,500.4
Other policyholder funds	—	822.1	124.6	(2.0)	944.7
Short-term debt	—	—	42.0	—	42.0
Long-term debt	3,127.3	—	528.8	(529.3)	3,126.8
Income taxes currently payable	—	—	130.1	(113.6)	16.5
Deferred income taxes	—	1,086.1	1,241.5	(1,045.8)	1,281.8
Separate account liabilities	—	111,053.3	38,294.6	—	149,347.9
Other liabilities	654.9	7,657.3	7,148.9	(10,100.2)	5,360.9
Total liabilities	3,782.2	181,944.0	56,048.8	(12,954.2)	228,820.8
Redeemable noncontrolling interest	—	—	95.1	—	95.1
Stockholders’ equity
Common stock	4.7	2.5	—	(2.5)	4.7
Additional paid-in capital	9,845.1	6,341.9	9,030.0	(15,371.9)	9,845.1
Retained earnings	8,112.2	1,051.0	4,204.7	(5,255.7)	8,112.2
Accumulated other comprehensive income (loss)	(116.1)	1,182.1	305.6	(1,487.7)	(116.1)
Treasury stock, at cost	(6,677.8)	—	—	—	(6,677.8)
Total stockholders’ equity attributable to PFG	11,168.1	8,577.5	13,540.3	(22,117.8)	11,168.1
Noncontrolling interest	—	—	75.0	(5.1)	69.9
Total stockholders’ equity	11,168.1	8,577.5	13,615.3	(22,122.9)	11,238.0
Total liabilities and stockholders’ equity	$14,950.3	$190,521.5	$69,759.2	$(35,077.1)	$240,153.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2017

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$2,485.7	$215.0	$—	$2,700.7
Fees and other revenues	7.8	1,038.0	1,058.7	(208.8)	1,895.7
Net investment income	4.3	1,211.4	963.3	(435.2)	1,743.8
Net realized capital losses, excluding impairment losses on available-for-sale securities	—	(14.5)	(54.3)	(0.7)	(69.5)
Net other-than-temporary impairment losses on available-for-sale securities	—	(29.5)	(0.2)	—	(29.7)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	(11.4)	(1.9)	—	(13.3)
Net impairment losses on available-for-sale securities	—	(40.9)	(2.1)	—	(43.0)
Net realized capital losses	—	(55.4)	(56.4)	(0.7)	(112.5)
Total revenues	12.1	4,679.7	2,180.6	(644.7)	6,227.7
Expenses
Benefits, claims and settlement expenses	—	3,159.1	362.3	(5.3)	3,516.1
Dividends to policyholders	—	60.1	—	—	60.1
Operating expenses	102.0	1,035.2	910.9	(176.2)	1,871.9
Total expenses	102.0	4,254.4	1,273.2	(181.5)	5,448.1

Income (loss) before income taxes	(89.9)	425.3	907.4	(463.2)	779.6
Income taxes (benefits)	(36.3)	44.4	106.0	(2.9)	111.2
Equity in the net income (loss) of subsidiaries (1)	712.0	92.8	(82.4)	(722.4)	—
Net income	658.4	473.7	719.0	(1,182.7)	668.4
Net income attributable to noncontrolling interest	—	—	10.0	—	10.0
Net income attributable to PFG	$658.4	$473.7	$709.0	$(1,182.7)	$658.4

Net income	$658.4	$473.7	$719.0	$(1,182.7)	$668.4
Other comprehensive income	557.0	434.1	588.2	(1,019.5)	559.8
Comprehensive income	$1,215.4	$907.8	$1,307.2	$(2,202.2)	$1,228.2

(1)     Principal Life Insurance Company Only includes income from discontinued operations of $35.5 million related to its sale of Principal Global Investors, LLC to PFS in connection with a corporate reorganization.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2016

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$2,382.0	$176.4	$—	$2,558.4
Fees and other revenues	—	962.8	1,000.4	(190.5)	1,772.7
Net investment income	1.4	1,139.9	969.2	(549.6)	1,560.9
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	701.7	(473.3)	—	228.4
Net other-than-temporary impairment losses on available-for-sale securities	—	(58.0)	(1.0)	—	(59.0)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	—	1.0	(0.1)	—	0.9
Net impairment losses on available-for-sale securities	—	(57.0)	(1.1)	—	(58.1)
Net realized capital gains (losses)	—	644.7	(474.4)	—	170.3
Total revenues	1.4	5,129.4	1,671.6	(740.1)	6,062.3
Expenses
Benefits, claims and settlement expenses	—	2,990.2	333.7	(5.5)	3,318.4
Dividends to policyholders	—	76.8	—	—	76.8
Operating expenses	113.7	1,089.8	785.5	(161.6)	1,827.4
Total expenses	113.7	4,156.8	1,119.2	(167.1)	5,222.6

Income (loss) before income taxes	(112.3)	972.6	552.4	(573.0)	839.7
Income taxes (benefits)	(45.7)	251.2	(61.2)	(0.8)	143.5
Equity in the net income (loss) of subsidiaries (1)	756.9	(149.8)	145.9	(753.0)	—
Net income	690.3	571.6	759.5	(1,325.2)	696.2
Net income attributable to noncontrolling interest	—	—	5.9	—	5.9
Net income attributable to PFG	$690.3	$571.6	$753.6	$(1,325.2)	$690.3

Net income	$690.3	$571.6	$759.5	$(1,325.2)	$696.2
Other comprehensive income	866.9	699.3	862.4	(1,550.3)	878.3
Comprehensive income	$1,557.2	$1,270.9	$1,621.9	$(2,875.5)	$1,574.5

(1)     Principal Life Insurance Company Only includes income from discontinued operations of $62.8 million related to its sale of Principal Global Investors, LLC to PFS in connection with a corporate reorganization.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2017

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated

	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(33.0)	$3,345.2	$(1,621.3)	$138.2	$1,829.1
Investing activities
Available-for-sale securities:
Purchases	—	(6,599.1)	(637.8)	—	(7,236.9)
Sales	—	615.7	253.3	(15.7)	853.3
Maturities	—	4,167.0	454.5	—	4,621.5
Mortgage loans acquired or originated	—	(1,263.0)	(168.5)	66.2	(1,365.3)
Mortgage loans sold or repaid	—	743.7	127.6	(28.2)	843.1
Real estate acquired	—	—	(96.8)	—	(96.8)
Real estate sold	—	—	47.1	—	47.1
Net purchases of property and equipment	—	(63.8)	(40.3)	—	(104.1)
Dividends and returns of capital received from (contributed to) unconsolidated entities	249.9	(15.0)	1,243.3	(1,478.2)	—
Net change in other investments	(2.4)	14.2	(198.6)	120.6	(66.2)
Net cash provided by (used in) investing activities	247.5	(2,400.3)	983.8	(1,335.3)	(2,504.3)
Financing activities
Issuance of common stock	113.3	—	—	—	113.3
Acquisition of treasury stock	(169.2)	—	—	—	(169.2)
Proceeds from financing element derivatives	—	0.1	—	—	0.1
Payments for financing element derivatives	—	(40.9)	—	—	(40.9)
Purchase of subsidiary shares from noncontrolling interest	—	—	(1.3)	1.3	—
Sale of subsidiary shares to noncontrolling interest	—	—	1.3	(1.3)	—
Dividends to common stockholders	(262.7)	—	—	—	(262.7)
Issuance of long-term debt	—	—	61.6	(61.6)	—
Principal repayments of long-term debt	—	—	(28.2)	28.2	—
Net repayments of short-term borrowings	—	—	(9.8)	—	(9.8)
Dividends and capital paid to parent	—	(1,243.3)	(234.9)	1,478.2	—
Investment contract deposits	—	6,773.5	176.0	—	6,949.5
Investment contract withdrawals	—	(6,606.6)	(14.8)	—	(6,621.4)
Net decrease in banking operation deposits	—	—	(0.6)	—	(0.6)
Other	—	3.7	—	—	3.7
Net cash used in financing activities	(318.6)	(1,113.5)	(50.7)	1,444.8	(38.0)
Net decrease in cash and cash equivalents	(104.1)	(168.6)	(688.2)	247.7	(713.2)
Cash and cash equivalents at beginning of period	882.6	675.1	2,082.8	(920.9)	2,719.6
Cash and cash equivalents at end of period	$778.5	$506.5	$1,394.6	$(673.2)	$2,006.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2016

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(54.6)	$1,872.7	$882.8	$(575.3)	$2,125.6
Investing activities
Available-for-sale securities:
Purchases	—	(7,072.5)	(409.7)	5.3	(7,476.9)
Sales	—	295.3	262.1	—	557.4
Maturities	—	3,383.2	284.7	—	3,667.9
Mortgage loans acquired or originated	—	(1,123.0)	(126.8)	51.8	(1,198.0)
Mortgage loans sold or repaid	—	776.1	137.6	(3.3)	910.4
Real estate acquired	—	—	(66.4)	—	(66.4)
Real estate sold	—	3.5	23.8	—	27.3
Net purchases of property and equipment	—	(54.8)	(19.9)	—	(74.7)
Dividends and returns of capital received from unconsolidated entities	594.8	1.5	544.8	(1,141.1)	—
Net change in other investments	(5.1)	183.4	(680.1)	480.8	(21.0)
Net cash provided by (used in) investing activities	589.7	(3,607.3)	(49.9)	(606.5)	(3,674.0)
Financing activities
Issuance of common stock	11.2	—	—	—	11.2
Acquisition of treasury stock	(209.7)	—	—	—	(209.7)
Proceeds from financing element derivatives	—	0.2	—	—	0.2
Payments for financing element derivatives	—	(43.0)	—	—	(43.0)
Excess tax benefits from share-based payment arrangements	0.2	2.0	3.3	—	5.5
Purchase of subsidiary shares from noncontrolling interest	—	—	(2.3)	—	(2.3)
Dividends to common stockholders	(223.2)	—	—	—	(223.2)
Issuance of long-term debt	—	—	51.4	(47.7)	3.7
Principal repayments of long-term debt	—	—	(3.2)	3.2	—
Net repayments of short-term borrowings	—	—	(156.9)	—	(156.9)
Dividends and capital paid to parent	—	(544.8)	(596.3)	1,141.1	—
Investment contract deposits	—	6,735.4	142.3	—	6,877.7
Investment contract withdrawals	—	(5,060.6)	(10.4)	—	(5,071.0)
Net increase in banking operation deposits	—	—	47.1	—	47.1
Other	—	(0.5)	0.2	—	(0.3)
Net cash provided by (used in) financing activities	(421.5)	1,088.7	(524.8)	1,096.6	1,239.0
Net increase (decrease) in cash and cash equivalents	113.6	(645.9)	308.1	(85.2)	(309.4)
Cash and cash equivalents at beginning of period	578.7	1,127.9	1,253.7	(395.5)	2,564.8
Cash and cash equivalents at end of period	$692.3	$482.0	$1,561.8	$(480.7)	$2,255.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

On May 3, 2017, our shelf registration statement was filed with the SEC and became effective, replacing the shelf registration that had been in effect since May 2014. Under our current shelf registration, we have the ability to issue, in unlimited amounts, unsecured senior debt securities or subordinated debt securities, junior subordinated debt, preferred stock, common stock, warrants, depository shares, stock purchase contracts and stock purchase units of PFG, trust preferred securities of three subsidiary trusts and guarantees by PFG of these trust preferred securities. Our wholly owned subsidiary, PFS, may guarantee, fully and unconditionally or otherwise, our obligations with respect to any non-convertible securities, other than common stock, described in the shelf registration.

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of June 30, 2017 and December 31, 2016, and for the six months ended June 30, 2017 and 2016.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

Condensed Consolidating Statements of Financial Position

June 30, 2017

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and Other		Financial
	Group, Inc.	Services, Inc.	Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
			(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$57,799.8	$—	$57,799.8
Fixed maturities, trading	—	—	241.3	—	241.3
Equity securities, available-for-sale	—	—	103.7	—	103.7
Equity securities, trading	—	5.1	1,581.3	—	1,586.4
Mortgage loans	—	—	13,770.9	—	13,770.9
Real estate	—	—	1,441.8	—	1,441.8
Policy loans	—	—	808.7	—	808.7
Investment in unconsolidated entities	13,636.9	13,958.5	719.4	(27,504.1)	810.7
Other investments	9.8	109.3	2,368.1	—	2,487.2
Cash and cash equivalents	778.5	637.7	1,837.8	(1,247.6)	2,006.4
Accrued investment income	—	3.6	601.8	—	605.4
Premiums due and other receivables	—	19.4	1,797.5	(435.5)	1,381.4
Deferred acquisition costs	—	—	3,452.2	—	3,452.2
Property and equipment	—	—	750.3	—	750.3
Goodwill	—	—	1,033.3	—	1,033.3
Other intangibles	—	—	1,311.3	—	1,311.3
Separate account assets	—	—	149,347.9	—	149,347.9
Other assets	525.1	189.2	1,635.8	(1,134.9)	1,215.2
Total assets	$14,950.3	$14,922.8	$240,602.9	$(30,322.1)	$240,153.9
Liabilities
Contractholder funds	$—	$—	$38,199.8	$—	$38,199.8
Future policy benefits and claims	—	—	30,500.4	—	30,500.4
Other policyholder funds	—	—	944.7	—	944.7
Short-term debt	—	—	118.9	(76.9)	42.0
Long-term debt	3,127.3	435.6	(0.5)	(435.6)	3,126.8
Income taxes currently payable	—	0.1	121.5	(105.1)	16.5
Deferred income taxes	—	—	2,315.6	(1,033.8)	1,281.8
Separate account liabilities	—	—	149,347.9	—	149,347.9
Other liabilities	654.9	946.8	4,840.0	(1,080.8)	5,360.9
Total liabilities	3,782.2	1,382.5	226,388.3	(2,732.2)	228,820.8

Redeemable noncontrolling interest	—	—	95.1	—	95.1

Stockholders’ equity
Common stock	4.7	—	17.5	(17.5)	4.7
Additional paid-in capital	9,845.1	9,030.0	11,531.0	(20,561.0)	9,845.1
Retained earnings	8,112.2	4,204.7	2,320.6	(6,525.3)	8,112.2
Accumulated other comprehensive income (loss)	(116.1)	305.6	182.5	(488.1)	(116.1)
Treasury stock, at cost	(6,677.8)	—	(2.0)	2.0	(6,677.8)
Total stockholders’ equity attributable to PFG	11,168.1	13,540.3	14,049.6	(27,589.9)	11,168.1
Noncontrolling interest	—	—	69.9	—	69.9
Total stockholders’ equity	11,168.1	13,540.3	14,119.5	(27,589.9)	11,238.0
Total liabilities and stockholders’ equity	$14,950.3	$14,922.8	$240,602.9	$(30,322.1)	$240,153.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2017

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
			(in millions)
Revenues
Premiums and other considerations	$—	$—	$2,700.7	$—	$2,700.7
Fees and other revenues	7.8	0.1	1,891.6	(3.8)	1,895.7
Net investment income (loss)	4.3	(1.1)	1,738.0	2.6	1,743.8
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	5.0	(74.5)	—	(69.5)
Net other-than-temporary impairment losses on available-for-sale securities	—	—	(29.7)	—	(29.7)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	—	(13.3)	—	(13.3)
Net impairment losses on available-for-sale securities	—	—	(43.0)	—	(43.0)
Net realized capital gains (losses)	—	5.0	(117.5)	—	(112.5)
Total revenues	12.1	4.0	6,212.8	(1.2)	6,227.7
Expenses
Benefits, claims and settlement expenses	—	—	3,516.1	—	3,516.1
Dividends to policyholders	—	—	60.1	—	60.1
Operating expenses	102.0	29.8	1,743.4	(3.3)	1,871.9
Total expenses	102.0	29.8	5,319.6	(3.3)	5,448.1

Income (loss) before income taxes	(89.9)	(25.8)	893.2	2.1	779.6
Income taxes (benefits)	(36.3)	(11.7)	160.1	(0.9)	111.2
Equity in the net income of subsidiaries	712.0	723.1	—	(1,435.1)	—
Net income	658.4	709.0	733.1	(1,432.1)	668.4
Net income attributable to noncontrolling interest	—	—	10.0	—	10.0
Net income attributable to PFG	$658.4	$709.0	$723.1	$(1,432.1)	$658.4

Net income	$658.4	$709.0	$733.1	$(1,432.1)	$668.4
Other comprehensive income	557.0	534.5	532.0	(1,063.7)	559.8
Comprehensive income	$1,215.4	$1,243.5	$1,265.1	$(2,495.8)	$1,228.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2017

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
			(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(33.0)	$154.1	$1,815.9	$(107.9)	$1,829.1
Investing activities
Available-for-sale securities:
Purchases	—	—	(7,236.9)	—	(7,236.9)
Sales	—	—	853.3	—	853.3
Maturities	—	—	4,621.5	—	4,621.5
Mortgage loans acquired or originated	—	—	(1,365.3)	—	(1,365.3)
Mortgage loans sold or repaid	—	—	843.1	—	843.1
Real estate acquired	—	—	(96.8)	—	(96.8)
Real estate sold	—	—	47.1	—	47.1
Net purchases of property and equipment	—	—	(104.1)	—	(104.1)
Dividends and returns of capital received from (contributed to) unconsolidated entities	249.9	(227.1)	—	(22.8)	—
Net change in other investments	(2.4)	(236.4)	(162.9)	335.5	(66.2)
Net cash provided by (used in) investing activities	247.5	(463.5)	(2,601.0)	312.7	(2,504.3)
Financing activities
Issuance of common stock	113.3	—	—	—	113.3
Acquisition of treasury stock	(169.2)	—	—	—	(169.2)
Proceeds from financing element derivatives	—	—	0.1	—	0.1
Payments for financing element derivatives	—	—	(40.9)	—	(40.9)
Dividends to common stockholders	(262.7)	—	—	—	(262.7)
Issuance of long-term debt	—	3.4	—	(3.4)	—
Principal repayments of long-term debt	—	(9.8)	—	9.8	—
Net repayments of short-term borrowings	—	—	(9.4)	(0.4)	(9.8)
Capital received from (dividends and capital paid to) parent	—	(249.9)	227.1	22.8	—
Investment contract deposits	—	—	6,949.5	—	6,949.5
Investment contract withdrawals	—	—	(6,621.4)	—	(6,621.4)
Net decrease in banking operation deposits	—	—	(0.6)	—	(0.6)
Other	—	—	3.7	—	3.7
Net cash provided by (used in) financing activities	(318.6)	(256.3)	508.1	28.8	(38.0)
Net decrease in cash and cash equivalents	(104.1)	(565.7)	(277.0)	233.6	(713.2)
Cash and cash equivalents at beginning of period	882.6	1,203.4	2,114.8	(1,481.2)	2,719.6
Cash and cash equivalents at end of period	$778.5	$637.7	$1,837.8	$(1,247.6)	$2,006.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2017
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2016

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
			(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(54.6)	$(40.0)	$2,066.1	$154.1	$2,125.6
Investing activities
Available-for-sale securities:
Purchases	—	—	(7,476.9)	—	(7,476.9)
Sales	—	—	557.4	—	557.4
Maturities	—	—	3,667.9	—	3,667.9
Mortgage loans acquired or originated	—	—	(1,198.0)	—	(1,198.0)
Mortgage loans sold or repaid	—	—	910.4	—	910.4
Real estate acquired	—	—	(66.4)	—	(66.4)
Real estate sold	—	—	27.3	—	27.3
Net purchases of property and equipment	—	—	(74.7)	—	(74.7)
Dividends and returns of capital received from unconsolidated entities	594.8	477.2	—	(1,072.0)	—
Net change in other investments	(5.1)	241.0	(62.4)	(194.5)	(21.0)
Net cash provided by (used in) investing activities	589.7	718.2	(3,715.4)	(1,266.5)	(3,674.0)
Financing activities
Issuance of common stock	11.2	—	—	—	11.2
Acquisition of treasury stock	(209.7)	—	—	—	(209.7)
Proceeds from financing element derivatives	—	—	0.2	—	0.2
Payments for financing element derivatives	—	—	(43.0)	—	(43.0)
Excess tax benefits from share-based payment arrangements	0.2	—	5.3	—	5.5
Purchase of subsidiary shares from noncontrolling interest	—	—	(2.3)	—	(2.3)
Dividends to common stockholders	(223.2)	—	—	—	(223.2)
Issuance of long-term debt	—	4.0	70.7	(71.0)	3.7
Principal repayments of long-term debt	—	(10.0)	—	10.0	—
Net repayments of short-term borrowings	—	—	(182.1)	25.2	(156.9)
Dividends and capital paid to parent	—	(594.8)	(477.2)	1,072.0	—
Investment contract deposits	—	—	6,877.7	—	6,877.7
Investment contract withdrawals	—	—	(5,071.0)	—	(5,071.0)
Net increase in banking operation deposits	—	—	47.1	—	47.1
Other	—	—	(0.3)	—	(0.3)
Net cash provided by (used in) financing activities	(421.5)	(600.8)	1,225.1	1,036.2	1,239.0
Net increase (decrease) in cash and cash equivalents	113.6	77.4	(424.2)	(76.2)	(309.4)
Cash and cash equivalents at beginning of period	578.7	730.5	2,413.3	(1,157.7)	2,564.8
Cash and cash equivalents at end of period	$692.3	$807.9	$1,989.1	$(1,233.9)	$2,255.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of June 30, 2017, compared with December 31, 2016, and our consolidated results of operations for the three and six months ended June 30, 2017 and 2016, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2016, filed with the SEC and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items. The most significant impact occurs within our Principal International segment where pre-tax operating earnings were positively impacted $2.6 million and $8.9 million for the three and six months ended June 30, 2017, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. This impact was calculated by comparing (a) the difference between current year results and prior year results to (b) the difference between current year results and prior year results translated using current year exchange rates for both periods. We use this approach to calculate the impact of exchange rates on all revenue and expense line items. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

Regulatory Change

On June 9, 2017, the DOL’s fiduciary rule became applicable. Full final applicability is currently set for January 1, 2018. The regulation broadens the definition of a fiduciary under ERISA to include persons providing investment advice to an employee benefit plan or an IRA for a fee or other compensation. The DOL also released two new prohibited transaction class exemptions and amendments to current prohibited transaction exemptions. Broker-dealers and advisors continue to work through the implications of the regulation on business models, and how they proceed could impact our business. Even with this fluid environment, our assessment of the regulation’s impact to our business and future financial results indicates the costs will not have a significant effect on our financial condition or results of operations.

Recent Accounting Changes

For recent accounting changes, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies” under the caption, “Recent Accounting Pronouncements.”

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2017	2016	(decrease)	2017	2016	(decrease)

	(in millions)
Revenues:
Premiums and other considerations	$1,452.7	$1,276.0	$176.7	$2,700.7	$2,558.4	$142.3
Fees and other revenues	955.1	916.8	38.3	1,895.7	1,772.7	123.0
Net investment income	866.4	799.2	67.2	1,743.8	1,560.9	182.9
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(81.7)	43.7	(125.4)	(69.5)	228.4	(297.9)
Net other-than-temporary impairment losses on available-for-sale securities	(2.4)	(3.4)	1.0	(29.7)	(59.0)	29.3
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	(11.8)	(6.6)	(5.2)	(13.3)	0.9	(14.2)
Net impairment losses on available-for-sale securities	(14.2)	(10.0)	(4.2)	(43.0)	(58.1)	15.1
Net realized capital gains (losses)	(95.9)	33.7	(129.6)	(112.5)	170.3	(282.8)
Total revenues	3,178.3	3,025.7	152.6	6,227.7	6,062.3	165.4
Expenses:
Benefits, claims and settlement expenses	1,858.8	1,659.9	198.9	3,516.1	3,318.4	197.7
Dividends to policyholders	25.2	38.0	(12.8)	60.1	76.8	(16.7)
Operating expenses	928.7	927.9	0.8	1,871.9	1,827.4	44.5
Total expenses	2,812.7	2,625.8	186.9	5,448.1	5,222.6	225.5
Income before income taxes	365.6	399.9	(34.3)	779.6	839.7	(60.1)
Income taxes	50.8	72.9	(22.1)	111.2	143.5	(32.3)
Net income	314.8	327.0	(12.2)	668.4	696.2	(27.8)
Net income attributable to noncontrolling interest	5.3	4.7	0.6	10.0	5.9	4.1
Net income attributable to Principal Financial Group, Inc.	$309.5	$322.3	$(12.8)	$658.4	$690.3	$(31.9)

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Net Income Attributable to Principal Financial Group, Inc.

Net income attributable to Principal Financial Group, Inc. decreased primarily due to after-tax net realized capital losses in 2017 as compared to net realized capital gains in 2016 primarily due to a $49.9 million increase in losses on derivatives not designated as hedging instruments and a change in fixed maturities of $34.0 million primarily related to noncredit sales at losses in 2017 compared to gains in 2016. These decreases were partially offset by $63.3 million of higher segment pre-tax operating earnings due to growth in the businesses.

Total Revenues

Premiums increased $152.0 million for the Retirement and Income Solutions segment primarily due to higher sales of single premium group and individual annuities with life contingencies. The single premium group annuity product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore premiums tend to vary from period to period.

Fees and other revenues increased $20.1 million for the Retirement and Income Solutions segment primarily due to higher fees stemming from an increase in mean account values, which resulted from an increase in the daily average equity markets since 2016. Fees and other revenues increased $10.9 million for the U.S. Insurance Solutions segment primarily due to growth in the business.

Net investment income increased in our U.S. operations primarily due to $42.8 million attributable to higher average invested assets and an $11.3 million increase in variable investment income.

Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. We had net realized capital losses in 2017 as compared to net realized capital gains in 2016 primarily due to a $76.8 million increase in losses on derivatives not designated as hedging instruments and a change in fixed maturities of $52.3 million primarily related to noncredit sales at losses in 2017 compared to gains in 2016. For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses increased $159.0 million for the Retirement and Income Solutions segment primarily due to a larger change in reserves resulting from higher sales of single premium group and individual annuities with life contingencies.

Despite growth in the business, operating expenses remained relatively flat due to a focus on disciplined expense control.

Income Taxes

The effective income tax rate decreased to 14% for the three months ended June 30, 2017, from 18% for the three months ended June 30, 2016, primarily due to the benefits of 2% related to a decrease in pre-tax income with no proportionate decrease in permanent tax differences, 1% from dividends received deduction and 1% from foreign tax rate differentials. See Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 6, Income Taxes” for a reconciliation between the U.S. corporate income tax rate and the effective income tax rate.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net Income Attributable to Principal Financial Group, Inc.

Net income attributable to Principal Financial Group, Inc. decreased primarily due to after-tax net realized capital losses in 2017 as compared to net realized capital gains in 2016 primarily due to a $187.9 million change on derivatives not designated as hedging instruments. This decrease was partially offset by $179.8 million of higher segment pre-tax operating earnings due to growth in the businesses.

Total Revenues

Premiums increased $82.1 million for the Retirement and Income Solutions segment primarily due to higher sales of single premium group and individual annuities with life contingencies. Premiums increased $83.5 million for the U.S. Insurance Solutions segment primarily due to growth in the business.

Fees and other revenues increased $45.8 million for the Retirement and Income Solutions segment primarily due to higher fees stemming from an increase in mean account values, which resulted from an increase in the daily average equity markets since 2016. Fees and other revenues increased $38.9 million for the Principal Global Investors segment primarily due to increased AUM. Fees and other revenues increased $23.0 million for the U.S. Insurance Solutions segment primarily due to strong retention and sales.

Net investment income increased in our U.S. operations primarily due to $93.0 million attributable to higher average invested assets and a $49.2 million increase in variable investment income. Additionally, net investment income increased due to $22.1 million favorable relative market performance on our required regulatory investments in the pension funds of our Latin America business.

Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. We had net realized capital losses in 2017 as compared to net realized capital gains in 2016 primarily due to change in derivatives not designated as hedging instruments of $289.0 million and in fixed maturities of $46.5 million primarily related to noncredit sales at losses in 2017 compared to gains in 2016. This decrease was partially offset by a $40.5 million increase from equity securities, trading and a $17.3 million increase from sponsored investment funds primarily due to mark-to-market changes. For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses increased $102.9 million for the Retirement and Income Solutions segment primarily due to a larger change in reserves resulting from higher sales of single premium group and individual annuities with life contingencies. Benefits, claims and settlement expenses increased $108.3 million for the U.S. Insurance Solutions segment primarily due to growth in the business.

Despite a $64.1 million decrease in DAC amortization primarily related to changes in our own creditworthiness within the Retirement and Income Solutions segment, operating expenses increased $83.1 million as a result of growth in the business across our segments and $20.0 million due to a fee resulting from our election to discontinue an arrangement with one of our financing counterparties in the first quarter of 2017 within the Corporate segment.

Income Taxes

The effective income tax rate decreased to 14% for the six months ended June 30, 2017, from 17% for the six months ended June 30, 2016, primarily due to the benefits of 2% related to a decrease in pre-tax income with no proportionate decrease in permanent tax differences, 1% from dividends received deduction, 1% from the presentation of taxes on our share of earnings generated from equity method investments reflected in net investment income, partially offset by a 1% tax benefit recognized related to the merger of two of our Brazilian legal entities in 2016. See Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 6, Income Taxes” for a reconciliation between the U.S. corporate income tax rate and the effective income tax rate.

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

The following table presents the Retirement and Income Solutions net revenue for the periods indicated:

	For the three months ended			For the six months ended
	June 30,			June 30,
			Increase			Increase
	2017	2016	(decrease)	2017	2016	(decrease)
	(in millions)
Retirement and Income Solutions – Fee	$406.1	$381.5	$24.6	$809.6	$745.2	$64.4
Retirement and Income Solutions – Spread	145.1	121.7	23.4	289.0	236.4	52.6
Total Retirement and Income Solutions	$551.2	$503.2	$48.0	$1,098.6	$981.6	$117.0

The following table presents certain summary financial data relating to the Retirement and Income Solutions segment for the periods indicated:

	For the three months ended			For the six months ended
	June 30,			June 30,
			Increase			Increase
	2017	2016	(decrease)	2017	2016	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$814.7	$662.7	$152.0	$1,439.4	$1,357.3	$82.1
Fees and other revenues	343.7	325.2	18.5	679.7	636.2	43.5
Net investment income	525.4	486.7	38.7	1,047.3	945.1	102.2
Total operating revenues	1,683.8	1,474.6	209.2	3,166.4	2,938.6	227.8
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	1,132.6	971.4	161.2	2,067.8	1,957.0	110.8
Operating expenses	307.4	308.5	(1.1)	610.6	605.5	5.1
Total expenses	1,440.0	1,279.9	160.1	2,678.4	2,562.5	115.9

Pre-tax operating earnings	$243.8	$194.7	$49.1	$488.0	$376.1	$111.9

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Pre-Tax Operating Earnings

Pre-tax operating earnings increased in our Fee business primarily due to $18.2 million in higher fees stemming from an increase in mean account values, which resulted from an increase in the daily average equity markets since 2016. Pre-tax operating earnings increased in our Spread business primarily due to a $9.6 million increase due to higher mean account values stemming from growth in the business and a $7.3 million increase in variable investment income.

Net Revenue

Net revenue increased in our Fee business primarily due to $18.2 million in higher fees stemming from an increase in mean account values, which resulted from an increase in the daily average equity markets since 2016. Net revenue increased in our Spread business primarily due to a $9.6 million increase due to higher mean account values stemming from growth in the business and a $7.3 million increase in variable investment income.

Operating Expenses

Operating expenses were relatively flat due to our continued focus on disciplined expense control and achieving operational efficiencies where possible.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Pre-Tax Operating Earnings

Pre-tax operating earnings increased in our Fee business primarily due to $42.7 million in higher fees stemming from an increase in mean account values, which resulted from an increase in the daily average equity markets since 2016, and a $13.6 million increase in variable investment income. Pre-tax operating earnings increased in our Spread business primarily due to a $25.3 million increase in variable investment income and an $18.1 million increase due to higher mean account values stemming from growth in the business. In addition, the segment continues to diligently manage expenses and focus on achieving operational efficiencies where possible.

Net Revenue

Net revenue increased in our Fee business primarily due to $42.7 million in higher fees stemming from an increase in mean account values, which resulted from an increase in the daily average equity markets since 2016, and a $13.6 million increase in variable investment income. Net revenue increased in our Spread business primarily due to a $25.3 million increase in variable investment income and an $18.1 million increase due to higher mean account values stemming from growth in the business.

Operating Expenses

Operating expenses increased $10.7 million in our Fee business primarily due to an increase in non-deferrable commission expense, which resulted from higher sales compared to the six months ended June 30, 2016. Operating expenses decreased $5.6 million in our Spread business primarily due to a decrease in non-deferrable commission expense, which resulted from lower sales on commission based products. In addition, the segment continues to diligently manage expenses and focus on achieving operational efficiencies where possible.

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

The following table presents the AUM rollforward for assets managed by Principal Global Investors for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
	(in billions)
AUM, beginning of period	$403.0	$368.3	$390.5	$360.8
Net cash flow	(3.0)	5.7	(3.0)	6.4
Investment performance (1)	10.3	9.5	23.0	14.9
Other	0.1	(0.7)	(0.1)	0.7
AUM, end of period	$410.4	$382.8	$410.4	$382.8

(1)            Variations in investment performance are primarily the result of fluctuations in market performance over time.

The following table presents certain summary financial data relating to the Principal Global Investors segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2017	2016	(decrease)	2017	2016	(decrease)
	(in millions)
Operating revenues:
Fees and other revenues	$354.2	$348.9	$5.3	$698.9	$660.0	$38.9
Net investment income	1.3	2.4	(1.1)	2.5	0.8	1.7
Total operating revenues	355.5	351.3	4.2	701.4	660.8	40.6
Expenses:
Total expenses	238.5	232.5	6.0	482.9	461.1	21.8

Pre-tax operating earnings attributable to noncontrolling interest	1.6	1.3	0.3	3.1	2.5	0.6
Pre-tax operating earnings	$115.4	$117.5	$(2.1)	$215.4	$197.2	$18.2

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased primarily due to a $22.4 million prior year triennial performance fee in our real estate business and a $6.0 million increase in expenses supporting the business. These decreases were largely offset by a $23.1 million increase in management fees resulting from higher AUM and a $4.9 million increase in real estate transaction fees.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Pre-Tax Operating Earnings

Pre-tax operating earnings increased primarily due to a $49.6 million increase in management fee revenue resulting from higher AUM and a $4.8 million increase in real estate transaction fees. These increases were partially offset by a $21.8 million increase in expenses supporting the business and a $17.6 million decrease in performance fees largely due to a prior year triennial fee in our real estate business.

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

The following table presents the Principal International segment AUM rollforward for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
	(in billions)

AUM, beginning of period	$147.3	$121.0	$137.1	$109.9
Net cash flow	0.4	3.2	1.7	4.1
Investment performance (1)	2.4	2.1	8.2	4.3
Effect of exchange rates	(2.3)	4.6	0.9	12.8
Other	(0.1)	—	(0.2)	(0.2)
AUM, end of period	$147.7	$130.9	$147.7	$130.9

(1)               Variations in investment performance are primarily the result of fluctuations in market performance over time.

Net revenue is a key metric used to understand the earnings growth for the Principal International segment. The following table presents the net revenue of the Principal International segment for the periods indicated.

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2017	2016	(decrease)	2017	2016	(decrease)
	(in millions)

Net revenue	$187.6	$165.7	$21.9	$384.6	$324.4	$60.2

The following table presents certain summary financial data relating to the Principal International segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2017	2016	(decrease)	2017	2016	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$55.4	$74.1	$(18.7)	$107.4	$130.7	$(23.3)
Fees and other revenues	107.3	102.3	5.0	209.9	200.6	9.3
Net investment income	156.7	142.3	14.4	323.4	274.0	49.4
Total operating revenues	319.4	318.7	0.7	640.7	605.3	35.4
Expenses:
Benefits, claims and settlement expenses	131.8	153.0	(21.2)	256.1	280.9	(24.8)
Operating expenses	108.3	95.4	12.9	203.3	185.8	17.5
Total expenses	240.1	248.4	(8.3)	459.4	466.7	(7.3)

Pre-tax operating earnings attributable to noncontrolling interest	0.9	0.4	0.5	2.0	0.7	1.3
Pre-tax operating earnings	$78.4	$69.9	$8.5	$179.3	$137.9	$41.4

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Pre-Tax Operating Earnings

Pre-tax operating earnings increased $7.0 million in Asia due to continued growth in the business.

Net Revenue

Net revenue increased $15.2 million in Latin America due to $9.9 million of higher earnings in our equity method investment in Brazil and $4.5 million of favorable relative market performance in our required regulatory investments. Asia increased $6.4 million due to continued growth in the business.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Pre-Tax Operating Earnings

Pre-tax operating earnings increased $31.5 million in Latin America primarily due to $24.2 million higher earnings in our equity method investment in Brazil, of which $9.7 million is due to the strengthening of the Brazilian real against the U.S. dollar. In addition, Asia earnings increased $14.3 million due to continued growth in the business.

Net Revenue

Net revenue increased $48.0 million in Latin America due to $24.2 million higher earnings in our equity method investment in Brazil, of which $9.7 million is due to the strengthening of the Brazilian real against the U.S. dollar, and $22.1 million favorable relative market performance in our required regulatory investments. Asia increased $12.0 million due to continued growth in the business.

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

The following table presents the U.S. Insurance Solutions segment premium and fees for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
	(in millions)
Premium and fees:
Specialty benefits insurance	$499.2	$464.2	$35.0	$986.8	$913.9	$72.9
Individual life insurance	270.2	250.9	19.3	540.2	506.1	34.1

The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$582.6	$539.2	$43.4	$1,153.9	$1,070.4	$83.5
Fees and other revenues	186.7	175.8	10.9	373.0	349.5	23.5
Net investment income	201.3	193.0	8.3	400.1	379.0	21.1
Total operating revenues	970.6	908.0	62.6	1,927.0	1,798.9	128.1
Expenses:
Benefits, claims and settlement expenses	595.7	535.2	60.5	1,181.6	1,070.6	111.0
Dividends to policyholders	25.1	37.9	(12.8)	60.0	76.5	(16.5)
Operating expenses	245.4	231.3	14.1	494.8	467.7	27.1
Total expenses	866.2	804.4	61.8	1,736.4	1,614.8	121.6

Pre-tax operating earnings	$104.4	$103.6	$0.8	$190.6	$184.1	$6.5

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Pre-Tax Operating Earnings

Despite growth in the business, pre-tax operating earnings remained relatively flat due to higher claims in our individual life insurance business.

Operating Revenues

Premium and fees increased primarily due to growth in the business.

Net investment income increased primarily due to higher investment yields.

Total Expenses

Benefits, claims and settlement expenses increased $32.1 million in our specialty benefits insurance business primarily due to growth in the business. Benefits, claims and settlement expenses increased in our individual life insurance business primarily due to a $13.9 million increase associated with growth in the business and $9.3 million related to higher claims.

Dividends to policyholders decreased primarily due to a decrease in the policyholder dividend obligation from our Closed Block.

Operating expenses increased primarily due to growth in the business.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Pre-Tax Operating Earnings

Pre-tax operating earnings increased in our specialty benefits insurance business primarily due to an $8.4 million increase due to growth in the business and $7.4 million higher variable investment income, partially offset by a $10.1 million increase in claims.

Operating Revenues

Premium and fees increased primarily due to growth in the business.

Net investment income increased $11.8 million in our specialty benefits insurance business primarily due to higher variable investment income. Net investment income increased $9.3 million in our individual life insurance business primarily due to higher average invested assets.

Total Expenses

Benefits, claims and settlement expenses increased $56.6 million in our specialty benefits insurance business primarily due to growth in the business. Benefits, claims and settlement expenses increased in our individual life insurance business primarily due to a $24.4 million increase associated with growth in the business and $20.1 million related to higher claims.

Dividends to policyholders decreased primarily due to $8.3 million associated with the expected and continued decline from a traditional block of life insurance business and an $8.2 million reduction in the policyholder dividend obligation from our Closed Block.

Operating expenses increased $24.1 million in our specialty benefits insurance business primarily due to growth in the business.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2017	2016	(decrease)	2017	2016	(decrease)
	(in millions)
Operating revenues:
Total operating revenues	$(19.8)	$(17.5)	$(2.3)	$(21.3)	$(30.6)	$9.3
Expenses:
Total expenses	27.2	37.1	(9.9)	84.1	77.2	6.9

Pre-tax operating earnings (losses) attributable to noncontrolling interest	0.5	(0.1)	0.6	0.6	—	0.6
Pre-tax operating losses	$(47.5)	$(54.5)	$7.0	$(106.0)	$(107.8)	$1.8

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Pre-Tax Operating Losses

Pre-tax operating losses decreased primarily due to a reduction in pension and OPEB expenses.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Pre-Tax Operating Losses

Pre-tax operating losses did not materially change between the six months ended June 30, 2017 and 2016.

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

We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised against the company at inopportune times. For example, as of June 30, 2017, approximately $9.6 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain surrender charges and other provisions limiting early surrenders.

The following table summarizes the withdrawal characteristics of our domestic general account investment contracts as of June 30, 2017.

	Contractholder funds	Percentage
	(in millions)
Not subject to discretionary withdrawal	$10,579.2	34.5%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	7,103.0	23.2
Market value adjustments	6,522.5	21.3
Subject to discretionary withdrawal without adjustments	6,472.2	21.0
Total domestic investment contracts	$30,676.9	100.0%

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

As of June 30, 2017 and December 31, 2016, we had short-term credit facilities with various financial institutions in an aggregate amount of $905.0 million and $1,005.0 million, respectively. As of June 30, 2017 and December 31, 2016, we had $42.0 million and $51.4 million, respectively, of outstanding borrowings, with no assets pledged as support. During the first quarter of 2017, we extended or renewed $789.0 million of our revolving credit facilities. The facilities and their new maturity dates include a $600.0 million 5-year facility with PFG, PFS and Principal Life as co-borrowers that matures March 2022 and a $200.0 million 5-year credit facility, with PFG, PFS, Principal Life and Principal Financial Services V (UK) LTD as co-borrowers, of which $11.0 million matures March 2020 and $189.0 million matures March 2022. The revolving credit facilities are committed and provide 100% back-stop support for our commercial paper program. The $600.0 million facility is supported by seventeen banks and the $200.0 million facility is supported by fifteen banks through March 2020, reduced to $189.0 million supported by fourteen banks thereafter. Most of the banks have other relationships with us. In addition to the revolving credit facilities, Principal International Chile has the capacity to access up to $60.0 million in unsecured lines of credit offered by Chilean financial institutions and Principal Life has a $45.0 million unsecured line of credit. Due to the financial strength and the strong relationships we have with these providers, we are comfortable we have very low risk the financial institutions would be unable or unwilling to fund these facilities.

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

Under Iowa law, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Commissioner of Insurance of the State of Iowa (“the Commissioner”) to pay stockholder dividends or make any other distribution if such dividends or distributions would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limitations. Extraordinary dividends include those made, together with dividends and other distributions, within the preceding twelve months that exceed the greater of (i) 10% of Principal Life’s statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year, not to exceed earned surplus. Based on December 31, 2016, statutory results, the dividend limitation for Principal Life is approximately $1,143.3 million in ordinary dividends in 2017 without prior regulatory approval. However, because the dividend test is based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2017, some or all of such dividends may be extraordinary and require regulatory approval.

On May 1, 2017, Principal Life sold its ownership interest in Principal Global Investors, LLC to Principal Life’s direct parent, PFS, in connection with a corporate reorganization designed to better utilize and allocate capital internally. Subsequent to the sale, Principal Life paid an extraordinary dividend of $1,068.4 million to its parent, which was approved by the Commissioner, primarily from proceeds received from the sale.

Total stockholder dividends paid by Principal Life to its parent as of June 30, 2017, including distribution of the proceeds from sale, were $1,218.4 million, all of which was extraordinary and approved by the Commissioner. As of June 30, 2017, we had $1,297.7 million of cash and liquid assets held in our holding companies and other subsidiaries which is available for corporate purposes.

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

Net cash provided by operating activities was $1,829.1 million and $2,125.6 million for the six months ended June 30, 2017 and 2016, respectively. Our insurance business typically generates positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The decrease in cash provided by operating activities in 2017 compared to 2016 was the result of fluctuations in receivables and payables associated with the timing of settlements.

Net cash used in investing activities was $2,504.3 million and $3,674.0 million for the six months ended June 30, 2017 and 2016, respectively. The decrease in cash used in investing activities was driven by decreased net purchases of available-for-sale securities, offset by increased net purchases of mortgage loans.

Net cash used in financing activities was $38.0 million for the six months ended June 30, 2017, compared to net cash provided by financing activities of $1,239.0 million for the six months ended June 30, 2016. The increase in cash used in financing activities was the result of lower net investment contract deposits in 2017 as compared to 2016 primarily in the pension business.

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

Short-Term Debt. The components of short-term debt were as follows:

	June 30, 2017	December 31, 2016
	(in millions)
Other recourse short-term debt	$42.0	$51.4
Total short-term debt	$42.0	$51.4

The short-term credit facilities are used for general corporate purposes and borrowings outstanding can fluctuate as part of working capital management.

Long-Term Debt. As of June 30, 2017, there have been no significant changes to long-term debt since December 31, 2016.

Stockholders’ Equity. The following table summarizes our dividends to stockholders and repurchase of common stock.

	For the six months ended	For the year ended
	June 30, 2017	December 31, 2016
	(in millions)

Dividends to stockholders	$262.7	$464.9
Repurchase of common stock	169.2	277.3
Total cash returned to common stockholders	$431.9	$742.2

For additional stockholders’ equity information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 9, Stockholders’ Equity.”

Capitalization

The following table summarizes our capital structure:

	June 30, 2017	December 31, 2016
	($ in millions)
Debt:
Short-term debt	$42.0	$51.4
Long-term debt	3,126.8	3,125.7
Total debt	3,168.8	3,177.1

Equity excluding AOCI	11,284.2	10,902.5
Total capitalization excluding AOCI	$14,453.0	$14,079.6
Debt to equity excluding AOCI	28%	29%
Debt to capitalization excluding AOCI	22%	23%

Contractual Obligations and Contractual Commitments

As of June 30, 2017, there have been no significant changes to contractual obligations and contractual commitments since December 31, 2016.

Off-Balance Sheet Arrangements

Variable Interest Entities. We have relationships with various types of special purpose entities and other entities where we have a variable interest as described in Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 2, Variable Interest Entities.”

Guarantees and Indemnifications. As of June 30, 2017, there have been no significant changes to guarantees and indemnifications since December 31, 2016. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

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

A.M. Best, Moody’s and Fitch maintain a ‘negative’ outlook on the U.S. life insurance sector. Continued low interest rates, an uncertain regulatory environment, exposure to asset management and international risks and low domestic growth are pressuring the sector. S&P maintains a ‘stable’ outlook on the U.S. life insurance sector. S&P’s view is that while the outlook remains ‘stable’ for the North American life sector, there are multiple factors pressuring the sector, such as low interest rates, slow growth prospects, pressures on operating performance and regulatory changes.

The following table summarizes our significant financial strength and debt ratings from the major independent rating organizations. The debt ratings shown are indicative ratings. Outstanding issuances are rated the same as indicative ratings unless otherwise noted. Actual ratings can differ from indicative ratings based on contractual terms. A rating is not a recommendation to buy, sell or hold securities. Such a rating may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

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

As of June 30, 2017, 41% of our net assets (liabilities) were Level 1, 55% were Level 2 and 4% were Level 3. Excluding separate account assets as of June 30, 2017, 3% of our net assets (liabilities) were Level 1, 96% were Level 2 and 1% were Level 3.

As of December 31, 2016, 41% of our net assets (liabilities) were Level 1, 55% were Level 2 and 4% were Level 3. Excluding separate account assets as of December 31, 2016, 3% of our net assets (liabilities) were Level 1, 96% were Level 2 and 1% were Level 3.

Changes in Level 3 Fair Value Measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2017, were $7,783.6 million as compared to $7,779.6 million as of December 31, 2016. The increase was primarily related to gains in our separate account assets. These gains were offset by net sales of our separate account assets.

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

Investments

We had total consolidated assets as of June 30, 2017, of $240,153.9 million, of which $79,050.5 million were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk; therefore, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of June 30, 2017, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans. The remainder is invested in other investments, equity securities, real estate and residential mortgage loans. In addition, policy loans are included in our invested assets.

	June 30, 2017		December 31, 2016
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$40,930.9	52%	$39,170.3	52%
Private	17,110.2	22	16,074.2	21
Equity securities	1,690.1	2	1,512.3	2
Mortgage loans:
Commercial	12,520.1	16	12,027.8	16
Residential	1,250.8	1	1,202.4	1
Real estate held for sale	157.3	—	130.7	—
Real estate held for investment	1,284.5	2	1,238.1	2
Policy loans	808.7	1	823.8	1
Other investments	3,297.9	4	3,655.9	5
Total invested assets	79,050.5	100%	75,835.5	100%
Cash and cash equivalents	2,006.4		2,719.6
Total invested assets and cash	$81,056.9		$78,555.1

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

	For the three months ended June 30,						For the six months ended June 30,

	2017		2016		Increase (decrease)		2017		2016		Increase (decrease)
	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
	($ in millions)

Fixed maturities	4.3%	$588.4	4.4%	$568.4	(0.1)%	$20.0	4.3%	$1,165.6	4.4%	$1,118.1	(0.1)%	$47.5
Equity securities	3.1	13.0	2.2	7.9	0.9	5.1	5.8	46.8	3.8	26.0	2.0	20.8
Mortgage loans — commercial	4.7	144.8	4.4	125.2	0.3	19.6	4.4	269.8	4.4	250.4	—	19.4
Mortgage loans — residential	5.4	16.9	5.7	16.4	(0.3)	0.5	5.2	32.1	5.6	31.4	(0.4)	0.7
Real estate	5.6	20.2	5.1	18.9	0.5	1.3	10.3	72.6	5.3	38.5	5.0	34.1
Policy loans	5.6	11.5	5.5	11.4	0.1	0.1	5.6	22.8	5.5	22.7	0.1	0.1
Cash and cash equivalents	1.4	6.1	0.6	3.5	0.8	2.6	1.0	11.8	0.6	7.2	0.4	4.6
Other investments	10.6	86.9	6.6	68.7	4.0	18.2	9.5	164.8	5.7	108.4	3.8	56.4
Total	4.6	887.8	4.4	820.4	0.2	67.4	4.6	1,786.3	4.4	1,602.7	0.2	183.6
Investment expenses	(0.1)	(21.4)	(0.1)	(21.2)	—	(0.2)	(0.1)	(42.5)	(0.1)	(41.8)	—	(0.7)
Net investment income	4.5%	$866.4	4.3%	$799.2	0.2%	$67.2	4.5%	$1,743.8	4.3%	$1,560.9	0.2%	$182.9

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Net investment income increased primarily due to higher average invested assets in our U.S. operations and an increase in variable investment income primarily related to higher prepayments and the sale of joint venture real estate.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net investment income increased primarily due to higher average invested assets in our U.S. operations and an increase in variable investment income primarily related to the sale of joint venture and other real estate. Additionally, net investment income increased due to favorable relative market performance on our required regulatory investments in the pension funds of our Latin America business.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains and losses for the periods indicated.

	For the three months ended June 30,			For the six months ended June 30,

	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
	(in millions)
Fixed maturities, available-for-sale –
credit impairments (1)	$(13.4)	$(8.4)	$(5.0)	$(42.2)	$(56.5)	$14.3
Commercial mortgages – credit impairments	0.1	(1.1)	1.2	(0.2)	(0.7)	0.5
Other – credit impairments	—	(0.2)	0.2	(0.1)	1.9	(2.0)
Fixed maturities, available-for-sale and
trading – noncredit	(0.4)	46.9	(47.3)	(4.3)	56.5	(60.8)
Derivatives and related hedge activities	(103.6)	(26.8)	(76.8)	(122.1)	166.9	(289.0)
Other gains (losses)	21.4	23.3	(1.9)	56.4	2.2	54.2
Net realized capital gains (losses)	$(95.9)	$33.7	$(129.6)	$(112.5)	$170.3	$(282.8)

(1)                                 Includes credit impairments as well as losses on sales of fixed maturities to reduce credit risk, net of realized credit recoveries on the sale of previously impaired securities. Credit gains on sales, excluding associated foreign currency fluctuations that are included in derivatives and related hedging activities, were a net gain of $0.8 million and $0.2 million for the three months ended June 30, 2017 and 2016, and $0.8 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Fixed maturities, available-for-sale and trading — noncredit had net losses in 2017 as compared to gains in 2016 primarily due to the sale of a long dated structured security in 2016 and other noncredit sales at losses in 2017 versus gains in 2016.

Net realized capital losses on derivatives and related hedge activities increased primarily due to increased losses on interest rate swap derivatives not designated as hedging instruments due to changes in interest rates and increased losses on the GMWB embedded derivatives, including changes in the spread reflecting our own creditworthiness, and related hedging instruments.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net realized capital losses on fixed maturities, available-for-sale — credit impairments decreased primarily due to lower impairments on corporate fixed maturities in the energy sector.

Fixed maturities, available-for-sale and trading — noncredit had net losses in 2017 as compared to gains in 2016 primarily due to the sale of a long dated structured security in 2016 and other noncredit sales at losses in 2017 versus gains in 2016.

Derivatives and related hedge activities had net losses in 2017 as compared to gains in 2016 primarily due to losses in 2017 versus gains in 2016 on interest rate swap derivatives not designated as hedging instruments due to changes in interest rates and losses in 2017 versus gains in 2016 on the GMWB embedded derivatives, including changes in the spread reflecting our own creditworthiness, and related hedging instruments.

Other gains increased primarily due to gains in 2017 versus losses in 2016 on equity securities, trading and increased gains on sponsored investment funds related primarily to mark-to-market changes.

U.S. Investment Operations

Of our invested assets, $71,620.5 million were held by our U.S. operations as of June 30, 2017. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing investment policies and monitoring risk limits and tolerances. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect customers’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

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

A dedicated committee, comprised of senior investment professional staff members, approves the credit rating for the fixed maturities we purchase. We have teams of security analysts, organized by industry and asset class, that analyze and monitor these investments. Investments held in the portfolio are monitored on a continuous basis with a formal review documented annually or more frequently if material events affect the issuer. The analysis includes both fundamental and technical factors. The fundamental analysis encompasses both quantitative and qualitative analysis of the issuer. The qualitative analysis includes an assessment of both accounting and management aggressiveness of the issuer. In addition, technical indicators such as stock price volatility and credit default swap levels are monitored. We regularly review our investments to determine whether we should re-rate them, employing the following criteria:

•                  material changes in the issuer’s revenues, margins, capital structure or collateral values;

•                  significant management or organizational changes;

•                  significant changes regarding the issuer’s industry;

•                  debt service coverage or cash flow ratios that fall below industry-specific thresholds;

•                  violation of financial covenants and

•                  other business factors that relate to the issuer.

We purchase credit default swaps to hedge certain credit exposures in our investment portfolio and total return swaps and futures to hedge a portion of our investment portfolio from credit losses. We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $165.5 million and $176.5 million, total return swaps with a notional of $90.0 million and $90.0 million, and futures with a notional of $8.0 million and $11.9 million as of June 30, 2017 and December 31, 2016, respectively. We sell credit default swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Derivative Financial Instruments” under the caption, “Credit Derivatives Sold.”

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

	Weighted average loan-to-value ratio		Debt service coverage ratio
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016

New mortgages	51%	52%	2.5X	2.6X
Entire mortgage portfolio	46%	46%	2.7X	2.7X

We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, were $2,549.2 million and 3.5%, respectively, as of June 30, 2017 and $2,075.9 million and 3.5%, respectively, as of December 31, 2016. In addition, the amortized cost and weighted average yield of residential mortgage-backed pass-through securities, residential collateralized mortgage obligations, and asset-backed securities - home equity with material prepayment risk were $5,034.1 million and 3.2%, respectively, as of June 30, 2017 and $4,891.3 million and 3.2%, respectively, as of December 31, 2016.

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

	June 30, 2017		December 31, 2016
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$37,150.6	52%	$35,524.8	52%
Private	17,094.2	24	16,065.2	23
Equity securities	379.9	1	342.6	1
Mortgage loans:
Commercial	12,419.7	17	11,940.5	17
Residential	723.4	1	680.5	1
Real estate held for sale	155.2	—	128.7	—
Real estate held for investment	1,282.9	2	1,236.5	2
Policy loans	785.4	1	800.7	1
Other investments	1,629.2	2	2,088.7	3
Total invested assets	71,620.5	100%	68,808.2	100%
Cash and cash equivalents	1,784.6		2,335.5
Total invested assets and cash	$73,405.1		$71,143.7

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities. Included in the privately placed category as of June 30, 2017 and December 31, 2016, were $12.2 billion and $11.2 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

Fixed maturities were diversified by category of issuer, as shown in the following table for the periods indicated.

	June 30, 2017		December 31, 2016
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total
	($ in millions)

U.S. government and agencies	$1,397.1	3%	$1,415.7	3%
States and political subdivisions	6,377.5	12	5,625.6	11
Non-U.S. governments	634.2	1	542.0	1
Corporate - public	20,293.8	37	19,117.9	37
Corporate - private	12,572.8	23	12,140.2	23
Residential mortgage-backed pass-through securities	2,752.7	5	2,842.5	5
Commercial mortgage-backed securities	3,789.7	7	4,070.2	8
Residential collateralized mortgage obligations	2,105.8	4	1,827.8	4
Asset-backed securities	4,321.2	8	4,008.1	8
Total fixed maturities	$54,244.8	100%	$51,590.0	100%

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 21% of total fixed maturities as of both June 30, 2017 and December 31, 2016. It is comprised of corporate and foreign government fixed maturities. The following table presents the carrying amount of our international exposure for our U.S. operation’s fixed maturities portfolio for the periods indicated.

	June 30, 2017	December 31, 2016
	(in millions)

European Union, excluding UK	$3,477.7	$3,419.4
United Kingdom	2,355.5	2,282.4
Asia-Pacific	1,525.3	1,517.1
Australia/New Zealand	1,380.4	1,338.4
Latin America	981.6	950.4
Europe, non-European Union	792.9	740.4
Middle East and Africa	408.5	365.3
Other (1)	272.5	261.7
Total	$11,194.4	$10,875.1

(1)                                 Includes exposure from two countries and various supranational organizations as of both June 30, 2017, and December 31, 2016.

International fixed maturities exposure is determined by the country of domicile of the parent entity of an individual asset. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of June 30, 2017 and December 31, 2016, our investments in Canada totaled $1,712.5 million and $1,604.5 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The following table presents our top ten exposures as of June 30, 2017.

Amortized cost
(in millions)

Mars, Incorporated	$252.3
Wells Fargo & Company	208.8
Berkshire Hathaway Inc.	206.1
Duke Energy Corporation	190.2
Province of Quebec	185.3
BP p.l.c.	169.7
Comcast Corporation	168.9
Citigroup Inc.	168.1
Bank of America Corporation	164.2
Verizon Communications Inc.	162.0
Total top ten exposures	$1,875.6

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

	June 30, 2017			December 31, 2016
			Percent of			Percent of
	Amortized	Carrying	carrying	Amortized	Carrying	carrying
NAIC designation	cost	amount	amount	cost	amount	amount
	($ in millions)

1	$34,386.7	$35,684.6	66%	$33,198.2	$34,031.5	66%
2	14,609.6	15,474.2	28	13,614.9	14,155.0	27
3	2,386.9	2,473.1	5	2,578.5	2,611.8	6
4	452.8	437.0	1	640.9	604.3	1
5	145.8	128.1	—	148.6	120.4	—
6	59.1	47.8	—	80.9	67.0	—
Total fixed maturities	$52,040.9	$54,244.8	100%	$50,262.0	$51,590.0	100%

Fixed maturities included 40 securities with an amortized cost of $412.7 million, gross gains of $4.5 million, gross losses of $5.8 million and a carrying amount of $411.4 million as of June 30, 2017, that were still pending a review and assignment of a designation by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, we will always have securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent designation is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities. As of June 30, 2017, based on amortized cost, 97% of our CMBS portfolio had an NAIC designation of 1 and 81% was issued during the more conservative underwriting periods prior to 2005 and after 2008.

The following tables present our exposure by credit quality, based on NAIC designations, and vintage for our CMBS portfolio as of the periods indicated.

	June 30, 2017
	2004 and prior		2005 to 2008		2009 and after		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
NAIC designation	cost	amount	cost	amount	cost	amount	cost	amount
	(in millions)

1	$78.2	$81.8	$619.5	$616.4	$2,988.9	$2,980.9	$3,686.6	$3,679.1
2	—	—	12.8	12.9	1.2	1.1	14.0	14.0
3	6.8	4.2	28.6	28.5	—	—	35.4	32.7
4	—	—	42.7	41.4	—	—	42.7	41.4
5	0.2	0.2	16.6	15.4	—	—	16.8	15.6
6	3.2	2.8	4.2	4.1	—	—	7.4	6.9
Total (1)	$88.4	$89.0	$724.4	$718.7	$2,990.1	$2,982.0	$3,802.9	$3,789.7

(1)    The CMBS portfolio included agency CMBS with a $363.7 million amortized cost and a $361.4 million carrying amount.

	December 31, 2016
	2004 and prior		2005 to 2008		2009 and after		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
NAIC designation	cost	amount	cost	amount	cost	amount	cost	amount
	(in millions)

1	$105.2	$108.9	$1,183.7	$1,180.7	$2,698.4	$2,657.6	$3,987.3	$3,947.2
2	—	—	19.8	19.3	—	—	19.8	19.3
3	—	—	16.2	14.6	—	—	16.2	14.6
4	7.7	7.3	64.8	57.1	—	—	72.5	64.4
5	2.1	1.4	16.7	13.7	—	—	18.8	15.1
6	1.8	1.9	9.7	7.7	—	—	11.5	9.6
Total (1)	$116.8	$119.5	$1,310.9	$1,293.1	$2,698.4	$2,657.6	$4,126.1	$4,070.2

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

	June 30, 2017	December 31, 2016
	($ in millions)

Total fixed maturities (public and private)	$54,244.8	$51,590.0
Problem fixed maturities (1)	$59.1	$74.1
Potential problem fixed maturities	97.1	154.8
Restructured fixed maturities	1.8	—
Total problem, potential problem and restructured fixed maturities	$158.0	$228.9
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	0.29%	0.44%

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

The net realized loss relating to other-than-temporary credit impairments and credit related sales of fixed maturities was $14.2 million and $8.6 million for the three months ended June 30, 2017 and 2016, respectively, and $43.0 million and $56.7 million for the six months ended June 30, 2017 and 2016, respectively.

Fixed Maturities Available-for-Sale

The following tables present our fixed maturities available-for-sale by industry category and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in AOCI, as of the periods indicated.

	June 30, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	amount
	(in millions)

Finance — Banking	$4,449.8	$142.9	$18.3	$4,574.4
Finance — Brokerage	357.1	16.7	1.5	372.3
Finance — Finance Companies	285.5	8.8	0.1	294.2
Finance — Financial Other	482.3	37.6	7.1	512.8
Finance — Insurance	2,491.4	264.7	5.0	2,751.1
Finance — REITS	1,293.4	40.3	7.2	1,326.5
Industrial — Basic Industry	1,195.9	69.2	7.4	1,257.7
Industrial — Capital Goods	2,007.1	122.9	4.4	2,125.6
Industrial — Communications	2,379.3	242.4	4.0	2,617.7
Industrial — Consumer Cyclical	1,593.2	76.8	1.9	1,668.1
Industrial — Consumer Non-Cyclical	3,589.0	198.0	14.3	3,772.7
Industrial — Energy	2,651.3	212.6	26.7	2,837.2
Industrial — Other	331.3	15.5	0.1	346.7
Industrial — Technology	1,574.2	62.9	0.8	1,636.3
Industrial — Transportation	1,435.8	67.3	11.9	1,491.2
Utility — Electric	3,207.6	196.8	19.5	3,384.9
Utility — Natural Gas	340.9	17.6	1.4	357.1
Utility — Other	254.5	16.8	—	271.3
Government guaranteed	1,121.3	117.3	3.2	1,235.4
Total corporate securities	31,040.9	1,927.1	134.8	32,833.2

Residential mortgage-backed pass-through securities	2,694.4	62.9	22.4	2,734.9
Commercial mortgage-backed securities	3,801.2	36.4	49.6	3,788.0
Residential collateralized mortgage obligations	2,090.0	24.6	15.1	2,099.5
Asset-backed securities — Home equity (1)	225.6	14.9	5.7	234.8
Asset-backed securities — All other	2,881.1	10.2	8.4	2,882.9
Collateralized debt obligations — Credit	51.9	—	16.5	35.4
Collateralized debt obligations — CMBS	0.3	0.1	—	0.4
Collateralized debt obligations — Loans	1,166.5	2.3	1.1	1,167.7
Total mortgage-backed and other asset-backed securities	12,911.0	151.4	118.8	12,943.6

U.S. government and agencies	1,367.4	36.8	7.1	1,397.1
States and political subdivisions	6,094.8	300.3	29.2	6,365.9
Non-U.S. governments	556.0	78.9	0.7	634.2
Total fixed maturities, available-for-sale	$51,970.1	$2,494.5	$290.6	$54,174.0

(1) This exposure is all related to sub-prime mortgage loans.

	December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	amount
	(in millions)
Finance — Banking	$4,214.3	$92.1	$80.0	$4,226.4
Finance — Brokerage	333.8	12.2	2.3	343.7
Finance — Finance Companies	283.9	5.8	0.4	289.3
Finance — Financial Other	498.2	39.9	1.6	536.5
Finance — Insurance	2,380.6	197.7	14.4	2,563.9
Finance — REITS	1,141.8	28.7	13.8	1,156.7
Industrial — Basic Industry	1,135.4	49.0	13.3	1,171.1
Industrial — Capital Goods	1,860.6	100.4	13.3	1,947.7
Industrial — Communications	2,403.5	203.7	11.7	2,595.5
Industrial — Consumer Cyclical	1,525.7	67.8	4.0	1,589.5
Industrial — Consumer Non-Cyclical	3,485.3	145.5	31.3	3,599.5
Industrial — Energy	2,722.6	178.6	47.8	2,853.4
Industrial — Other	284.9	13.7	—	298.6
Industrial — Technology	1,292.2	40.7	5.3	1,327.6
Industrial — Transportation	1,428.5	52.7	26.7	1,454.5
Utility — Electric	3,189.6	167.1	44.2	3,312.5
Utility — Natural Gas	322.7	13.7	2.9	333.5
Utility — Other	255.0	15.5	—	270.5
Government guaranteed	1,182.5	100.3	8.7	1,274.1
Total corporate securities	29,941.1	1,525.1	321.7	31,144.5

Residential mortgage-backed pass-through securities	2,786.8	66.4	30.6	2,822.6
Commercial mortgage-backed securities	4,124.2	31.1	87.0	4,068.3
Residential collateralized mortgage obligations	1,822.9	14.4	23.6	1,813.7
Asset-backed securities — Home equity (1)	247.6	14.0	8.8	252.8
Asset-backed securities — All other	2,995.3	8.6	17.3	2,986.6
Collateralized debt obligations — Credit	52.0	—	21.7	30.3
Collateralized debt obligations — CMBS	0.3	—	—	0.3
Collateralized debt obligations — Loans	727.3	2.8	2.6	727.5
Total mortgage-backed and other asset-backed securities	12,756.4	137.3	191.6	12,702.1

U.S. government and agencies	1,409.3	17.1	10.7	1,415.7
States and political subdivisions	5,460.4	192.4	86.9	5,565.9
Non-U.S. governments	475.0	71.7	4.7	542.0
Total fixed maturities, available-for-sale	$50,042.2	$1,943.6	$615.6	$51,370.2

(1)         This exposure is all related to sub-prime mortgage loans.

Of the $290.6 million in gross unrealized losses as of June 30, 2017, $3.9 million in losses were attributed to securities scheduled to mature in one year or less, $22.5 million attributed to securities scheduled to mature between one to five years, $32.5 million attributed to securities scheduled to mature between five to ten years, $112.9 million attributed to securities scheduled to mature after ten years and $118.8 million related to mortgage-backed and other ABS that are not classified by maturity year. As of June 30, 2017, we were in a $2,203.9 million net unrealized gain position as compared to a $1,328.0 million net unrealized gain position as of December 31, 2016. The $875.9 million increase in net unrealized gains for the six months ended June 30, 2017, can primarily be attributed to tightening of credit spreads and an approximate 16 basis point decrease in interest rates.

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

	June 30, 2017				December 31, 2016
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Carrying	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	amount	cost	gains	losses	amount
	(in millions)
Investment grade:
Public	$33,977.6	$1,758.5	$162.0	$35,574.1	$32,818.8	$1,347.3	$368.8	$33,797.3
Private	14,983.7	625.0	59.0	15,549.7	13,814.6	508.1	113.2	14,209.5
Below investment grade:
Public	1,474.6	62.5	29.7	1,507.4	1,617.5	47.0	62.0	1,602.5
Private	1,534.2	48.5	39.9	1,542.8	1,791.3	41.2	71.6	1,760.9
Total fixed maturities, available-for-sale	$51,970.1	$2,494.5	$290.6	$54,174.0	$50,042.2	$1,943.6	$615.6	$51,370.2

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, on investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	June 30, 2017
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$1,881.9	$9.0	$1,268.6	$8.6	$3,150.5	$17.6
Greater than three to six months	230.2	2.2	193.0	1.6	423.2	3.8
Greater than six to nine months	3,816.9	89.2	1,279.2	23.7	5,096.1	112.9
Greater than nine to twelve months	743.9	30.6	244.9	6.0	988.8	36.6
Greater than twelve to twenty-four months	222.7	7.6	218.1	4.7	440.8	12.3
Greater than twenty-four to thirty-six months	232.1	5.3	115.8	1.8	347.9	7.1
Greater than thirty-six months	270.2	18.1	166.5	12.6	436.7	30.7
Total fixed maturities, available-for-sale	$7,397.9	$162.0	$3,486.1	$59.0	$10,884.0	$221.0

	December 31, 2016
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$9,056.5	$230.1	$3,335.5	$61.9	$12,392.0	$292.0
Greater than three to six months	985.0	55.9	512.5	18.6	1,497.5	74.5
Greater than six to nine months	79.5	1.0	58.9	0.9	138.4	1.9
Greater than nine to twelve months	93.7	7.9	176.0	6.5	269.7	14.4
Greater than twelve to twenty-four months	512.4	17.1	292.2	5.8	804.6	22.9
Greater than twenty-four to thirty-six months	108.1	4.4	38.8	3.8	146.9	8.2
Greater than thirty-six months	397.7	52.4	231.5	15.7	629.2	68.1
Total fixed maturities, available-for-sale	$11,232.9	$368.8	$4,645.4	$113.2	$15,878.3	$482.0

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, on below investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	June 30, 2017
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$15.0	$—	$197.2	$2.0	$212.2	$2.0
Greater than three to six months	14.7	0.4	23.3	0.2	38.0	0.6
Greater than six to nine months	5.7	0.3	11.3	0.2	17.0	0.5
Greater than nine to twelve months	—	—	2.4	1.0	2.4	1.0
Greater than twelve to twenty-four months	48.4	3.4	10.3	2.9	58.7	6.3
Greater than twenty-four to thirty-six months	120.5	19.8	72.9	16.5	193.4	36.3
Greater than thirty-six months	112.1	5.8	70.7	17.1	182.8	22.9
Total fixed maturities, available-for-sale	$316.4	$29.7	$388.1	$39.9	$704.5	$69.6

	December 31, 2016
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$88.2	$2.8	$168.6	$2.5	$256.8	$5.3
Greater than three to six months	10.9	1.3	62.2	3.8	73.1	5.1
Greater than six to nine months	—	0.1	6.2	0.1	6.2	0.2
Greater than nine to twelve months	3.4	0.5	1.0	0.1	4.4	0.6
Greater than twelve to twenty-four months	200.6	16.8	76.0	7.8	276.6	24.6
Greater than twenty-four to thirty-six months	147.8	17.6	93.6	22.7	241.4	40.3
Greater than thirty-six months	135.4	22.9	85.8	34.6	221.2	57.5
Total fixed maturities, available-for-sale	$586.3	$62.0	$493.4	$71.6	$1,079.7	$133.6

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, on fixed maturities available-for-sale where the estimated fair value had declined and remained below amortized cost by 20% or more as of the periods indicated.

	June 30, 2017
	Problem, potential		All other fixed
	problem and restructured		maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$10.0	$4.7	$45.1	$14.1	$55.1	$18.8
Greater than three to six months	—	—	4.2	2.6	4.2	2.6
Greater than six to nine months	2.6	1.1	3.6	1.5	6.2	2.6
Greater than nine to twelve months	17.0	8.1	1.1	1.9	18.1	10.0
Greater than twelve months	16.2	9.4	29.1	16.0	45.3	25.4
Total fixed maturities, available-for-sale	$45.8	$23.3	$83.1	$36.1	$128.9	$59.4

	December 31, 2016
	Problem, potential		All other fixed
	problem and restructured		maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$4.9	$1.2	$31.0	$8.8	$35.9	$10.0
Greater than three to six months	25.8	16.2	2.2	1.2	28.0	17.4
Greater than six to nine months	—	—	0.1	0.1	0.1	0.1
Greater than nine to twelve months	4.6	2.5	0.1	0.2	4.7	2.7
Greater than twelve months	45.7	35.4	50.6	30.6	96.3	66.0
Total fixed maturities, available-for-sale	$81.0	$55.3	$84.0	$40.9	$165.0	$96.2

Mortgage Loans

Mortgage loans consist of commercial mortgage loans on real estate and residential mortgage loans. The carrying amount of our commercial mortgage loan portfolio was $12,419.7 million and $11,940.5 million as of June 30, 2017 and December 31, 2016, respectively. The carrying amount of our residential mortgage loan portfolio was $723.4 million and $680.5 million as of June 30, 2017 and December 31, 2016, respectively.

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

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 18% of our commercial mortgage loan portfolio before valuation allowance as of both June 30, 2017 and December 31, 2016. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The typical borrower in our commercial loan portfolio is a single purpose entity or single asset entity. As of June 30, 2017 and December 31, 2016, the total number of commercial mortgage loans outstanding was 824 and 840, of which 53% and 55% were for loans with principal balances less than $10.0 million, respectively. The average loan size of our commercial mortgage portfolio was $15.1 million and $14.2 million as of June 30, 2017 and December 31, 2016, respectively.

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

We did not have problem, potential problem and restructured commercial mortgages as of June 30, 2017 and December 31, 2016.

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

The following table represents our commercial mortgage loan valuation allowance for the periods indicated.

	For the six months ended June 30, 2017	For the year ended December 31, 2016
	($ in millions)
Balance, beginning of period	$27.4	$27.5
Provision	0.6	1.4
Charge-offs	—	(1.5)
Balance, end of period	$28.0	$27.4
Valuation allowance as % of carrying value before reserves	0.22%	0.23%

Residential Mortgage Loans. The residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $137.9 million and $165.6 million and first lien mortgages with an amortized cost of $601.6 million and $531.9 million as of June 30, 2017 and December 31, 2016, respectively. The home equity loans are generally second lien mortgages made up of closed-end loans and lines of credit. Non-performing residential mortgage loans, which are defined as loans 90 days or greater delinquent plus non-accrual loans, totaled $9.7 million and $12.2 million as of June 30, 2017 and December 31, 2016, respectively.

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

	For the six months ended June 30, 2017	For the year ended December 31, 2016
	($ in millions)
Balance, beginning of period	$17.0	$23.9
Provision	(0.1)	(5.7)
Charge-offs	(3.0)	(4.8)
Recoveries	2.2	3.6
Balance, end of period	$16.1	$17.0
Valuation allowance as % of carrying value before reserves	2.2%	2.4%

Real Estate

Real estate consists primarily of commercial equity real estate. As of June 30, 2017 and December 31, 2016, the carrying amount of our equity real estate investment was $1,438.1 million and $1,365.2 million, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $1,282.9 million and $1,236.5 million as of June 30, 2017 and December 31, 2016, respectively. The carrying value of real estate held for investment is generally adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized capital losses in our consolidated results of operations. Impairment adjustments recorded for the year ended December 31, 2016 were $0.8 million. No such impairment adjustments were recorded for the six months ended June 30, 2017.

The carrying amount of real estate held for sale was $155.2 million and $128.7 million as of June 30, 2017 and December 31, 2016, respectively. Once we identify a real estate property to be sold and it is probable that it will be sold, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. The change in valuation allowance for the year ended December 31, 2016, was $4.5 million. The valuation allowance did not change for the six months ended June 30, 2017.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country. As of June 30, 2017, our equity real estate portfolio was concentrated in the Pacific (33%), South Atlantic (17%), West South Central (14%), and East North Central (14%) regions of the United States. By property type, we had a concentration in office (41%) and apartments (32%) as of June 30, 2017.

Other Investments

Our other investments totaled $1,629.2 million as of June 30, 2017, compared to $2,088.7 million as of December 31, 2016. Derivative assets accounted for $294.5 million and $871.6 million in other investments as of June 30, 2017 and December 31, 2016, respectively. The remaining invested assets are primarily related to equity method investments, which include real estate properties owned jointly with venture partners and operated by the partners and sponsored investment funds.

International Investment Operations

Of our invested assets, $7,430.0 million were held by our Principal International segment as of June 30, 2017. The assets are primarily managed by the local Principal International affiliate. Due to the regulatory constraints in each location, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets is fixed maturities. The following table excludes invested assets of the separate accounts.

	June 30, 2017		December 31, 2016
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total
	($in millions)
Fixed maturities:
Public	$3,780.3	51%	$3,645.5	52%
Private	16.0	—	9.0	—
Equity securities	1,310.2	18	1,169.7	17
Mortgage loans:
Commercial	100.4	1	87.3	1
Residential	527.4	7	521.9	7
Real estate held for sale	2.1	—	2.0	—
Real estate held for investment	1.6	—	1.6	—
Policy loans	23.3	—	23.1	—
Other investments:
Direct financing leases	907.8	12	875.2	13
Investment in unconsolidated entities	642.2	9	598.7	9
Derivative assets and other investments	118.7	2	93.3	1
Total invested assets	7,430.0	100%	7,027.3	100%
Cash and cash equivalents	221.8		384.1
Total invested assets and cash	$7,651.8		$7,411.4

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

A reduction in the discount rate used in valuing our pension and OPEB obligations, leading to an increase in our Projected Benefit Obligation, Net Periodic Pension Cost, Accumulated Postretirement Benefit Obligation and Net Periodic Benefit Cost

An increase in the discount rate used in valuing our pension and OPEB obligations, leading to a decrease in our Projected Benefit Obligation, Net Periodic Pension Cost, Accumulated Postretirement Benefit Obligation and Net Periodic Benefit Cost

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

Guaranteed Minimum Interest Rate Exposure. The following table provides detail on the differences between the interest rates being credited to contractholders as of June 30, 2017, and the respective guaranteed minimum interest rates (“GMIRs”). Account values are broken down by GMIR level within the Retirement and Income Solutions and U.S. Insurance Solutions segments.

	Account values (1)
		Excess of crediting rates over GMIR:
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total
	($ in millions)
Guaranteed minimum interest rate
Retirement and Income Solutions
Up to 1.00%	$503.0	$738.4	$5,639.1	$2,076.2	$371.3	$9,328.0
1.01% - 2.00%	904.9	759.4	0.9	17.2	—	1,682.4
2.01% - 3.00%	5,930.4	64.7	0.2	6.0	—	6,001.3
3.01% - 4.00%	217.8	—	—	—	—	217.8
Subtotal	7,556.1	1,562.5	5,640.2	2,099.4	371.3	17,229.5

U.S. Insurance Solutions
Up to 1.00%	—	21.2	7.5	—	—	28.7
1.01% - 2.00%	321.7	—	212.4	225.0	62.3	821.4
2.01% - 3.00%	1,895.2	958.3	336.0	83.8	0.1	3,273.4
3.01% - 4.00%	1,482.9	52.1	8.2	27.0	4.2	1,574.4
4.01% - 5.00%	207.7	33.4	33.8	32.9	—	307.8
Subtotal	3,907.5	1,065.0	597.9	368.7	66.6	6,005.7

Total	$11,463.6	$2,627.5	$6,238.1	$2,468.1	$437.9	$23,235.2
Percentage of total	49.3%	11.3%	26.9%	10.6%	1.9%	100.0%

(1)  Includes only the account values, net of policy loans, for products with GMIRs and discretionary crediting rates.

In addition to the domestic account values shown in the table above, Principal International had $632.7 million and $549.8 million of account values with GMIRs in Hong Kong and Brazil, respectively, as of June 30, 2017. The Brazil amount includes account values from an equity method subsidiary, adjusted to reflect the proportion of the subsidiary’s results reflected in our net income. Our liabilities in Principal International are generally denominated in the functional currency of the location of operation. The pattern of interest rate movements in our international operations will likely differ from the pattern of interest rate movements in the U.S.

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

We estimate a hypothetical 100 basis point immediate, parallel increase in interest rates would reduce the net reported fair value of our financial assets and derivatives by $3,469.3 million as of June 30, 2017, compared to $3,100.1 million as of December 31, 2016. This estimate only reflects the change in fair value for financial assets and derivatives reported at fair value on our consolidated statements of financial position. Assets and liabilities not reported at fair value on our consolidated statements of financial position – including mortgage loans, liabilities relating to insurance contracts, investment contracts, debt and bank deposits – are excluded from this sensitivity analysis. We believe the excluded liability items would economically serve as a partial offset to the net interest rate risk of the financial instruments included in the sensitivity analysis. Separate account assets and liabilities are also excluded from this estimate, as any interest rate risk is borne by the holder of the separate account. For more information on fair value measurements, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Our net estimated potential loss in fair value as of June 30, 2017, increased $369.2 million from December 31, 2016, primarily due to an increase in our invested assets and an increase in the duration of our financial assets with interest rate risk.

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

•                  U.S. Insurance Stable Cash Flows – Our insurance businesses in many instances contain long-term guarantees with stable and predictable liability cash flows and recurring premiums. We manage the interest rate risk through investment strategy, product crediting rates and analyzing duration and embedded value sensitivity.

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

We estimate as of June 30, 2017, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency-denominated instruments identified above because we effectively hedge foreign currency-denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2016. However, fluctuations in foreign currency exchange rates do affect the translation of segment pre-tax operating earnings and equity of our international operations into our consolidated financial statements.

For our Principal International segment, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $326.0 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of June 30, 2017, as compared to an estimated $306.0 million, or 10%, reduction as of December 31, 2016. We estimate a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $10.0 million, or 13%, reduction in segment pre-tax operating earnings of our international operations for the three months ended June 30, 2017, as compared to an estimated $8.9 million, or 13%, reduction for the three months ended June 30, 2016. In addition, we estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $22.0 million, or 12%, reduction in segment pre-tax operating earnings of our international operations for the six months ended June 30, 2017, as compared to an estimated $17.4 million, or 13%, reduction for the six months ended June 30, 2016.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $232.2 million and $881.1 million as of June 30, 2017 and December 31, 2016, respectively. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $514.9 million and $452.8 million as of June 30, 2017 and December 31, 2016, respectively. The notional amount of our currency forwards hedging foreign-denominated equity securities was $33.4 million and $18.9 million as of June 30, 2017 and December 31, 2016, respectively.

With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our Principal International operations had currency swaps with a notional amount of $212.0 million and $218.1 million as of June 30, 2017 and December 31, 2016, respectively. Our Principal International operations also utilized currency forwards with a notional amount of $722.6 million and $713.5 million as of June 30, 2017 and December 31, 2016, respectively.

We sometimes use derivatives to hedge currency risk associated with expected cash flows from our foreign operations. We held currency forwards with a notional amount of $130.4 million and $118.9 million as June 30, 2017 and December 31, 2016, respectively. We also utilized currency options with a notional amount of $478.9 million and $0.0 million as of June 30, 2017 and December 31, 2016, respectively.

Equity Risk

Equity risk is the risk we will incur economic losses due to adverse fluctuations in common stock prices. As of June 30, 2017 and December 31, 2016, the fair value of our equity securities was $1,690.1 million and $1,512.3 million, respectively. We estimate a 10% decline in the prices of the equity securities would result in a decline in fair value of our equity securities of $169.0 million as of June 30, 2017, as compared to a decline in fair value of our equity securities of $151.2 million as of December 31, 2016.

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

Use of Derivatives to Manage Equity Risk. We economically hedge the fixed deferred annuity and universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product’s profile or selling options to offset existing exposures. We economically hedged the GMWB exposure, which includes interest rate risk and equity risk, using futures, options and interest rate swaps with notional amounts of $408.0 million, $3,135.0 million, and $3,929.8 million, respectively, as of June 30, 2017, and notional amounts of $641.1 million, $3,135.0 million, and $3,996.6 million, respectively, as of December 31, 2016. The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

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

Our Chief Executive Officer, Daniel J. Houston, and our Chief Financial Officer, Deanna D. Strable-Soethout, have reviewed and evaluated our disclosure controls and procedures as of June 30, 2017, and have concluded our disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents the amount of our common share purchase activity for the periods indicated.

				Maximum dollar
			Total number of	value of shares
			shares purchased	that may yet be
	Total number of	Average	as part of publicly	purchased under
	shares	price paid	announced	the programs (in
Period	purchased (1)	per share	programs	millions) (2)
January 1, 2017 — January 31, 2017	604,484	$58.55	596,709	$183.0
February 1, 2017 — February 28, 2017	655,087	$60.57	376,814	$160.8
March 1, 2017 — March 31, 2017	1,072,130	$63.19	961,667	$100.0
April 1, 2017 — April 30, 2017	1,125	$62.75	—	$100.0
May 1, 2017 — May 31, 2017	117,417	$61.60	117,000	$342.8
June 1, 2017 — June 30, 2017	302,843	$63.45	302,843	$323.6
Total	2,753,086		2,355,033

(1)	Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.
(2)

In February 2016, our Board of Directors authorized a share repurchase program of up to $400.0 million of our outstanding common stock. In May 2017, our Board of Directors authorized a share repurchase program of up to $250.0 million of our outstanding common stock.

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
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: August 2, 2017	By	/s/ Deanna D. Strable-Soethout
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
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.