Form 10-K
period 2017-12-31
PRINCIPAL FINANCIAL GROUP INC
filed 2018-02-09
CIK 1126328

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
Commission file number 1-16725

PRINCIPAL FINANCIAL GROUP, INC.
(Exact name of Registrant as specified in its charter)

Delaware	711 High Street,	42-1520346
(State or other jurisdiction of incorporation or organization)	Des Moines, Iowa 50392 (Address of principal executive offices)	(I.R.S. Employer Identification Number)

(515) 247-5111
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $0.01	Name of each exchange on which registered Nasdaq Global Select Market

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

        If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

        As of February 2, 2018, there were outstanding 289,656,803 shares of Common Stock, $0.01 par value per share of the Registrant.

        The aggregate market value of the shares of the Registrant's common equity held by non-affiliates of the Registrant was approximately $18.5 billion based on the closing price of $64.07 per share of Common Stock on June 30, 2017.

Documents Incorporated by Reference

        The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 22, 2018, to be filed by the Registrant with the United States Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2017.

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

PART I

Item 1.    Business

        Principal Financial Group, Inc. ("PFG") is a leader in global investment management offering businesses, individuals and institutional clients a wide range of financial products and services, including retirement, asset management and insurance through our diverse family of financial services companies. We had $668.6 billion in assets under management ("AUM") and approximately 22.8 million customers worldwide as of December 31, 2017.

        Our global asset management businesses serve a broad range of investors in 87 countries through offices in 19 countries, including in the major financial centers worldwide. We provide long-term investment strategies to institutional, retirement, high net worth and retail clients by offering a range of capabilities including equity, fixed income, real estate and other alternative investments, as well as fund offerings.

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

Retirement and Income Solutions Segment

        Our asset accumulation activities in the U.S. date back to the 1940s when we first began providing pension plan products and services. We now offer a comprehensive portfolio of products and services for retirement savings and retirement income:

  •
  To businesses of all sizes with a concentration on small and medium-sized businesses, we offer products and services for defined contribution plans, including 401(k) and 403(b) plans, defined benefit pension plans, nonqualified executive benefit plans, employee stock ownership plan ("ESOP") services and full service payout services (including pension risk transfer). For more basic retirement services, we offer SIMPLE Individual Retirement Accounts ("IRA") and payroll deduction plans;

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

        As of December 31, 2017, we provided full service accumulation products to (a) over 37,300 defined contribution plans including $159.1 billion in assets and covering 4.7 million eligible plan participants, and (b) to over 2,100 defined benefit plans, including $20.0 billion in assets and covering over 306,800 eligible plan participants. As of December 31, 2017, approximately 54% of our full service accumulation account values were managed by our Principal Global Investors segment. Third party asset managers provide asset management services with respect to the remaining assets. As it relates to our full service accumulation account values, 30% were managed entirely by the third party asset managers that were not under contract to sub-advise a PFG product, 9% were sub-advised and 7% represented employer securities.

Markets and Distribution

        We offer our full service accumulation products and services to plans, including qualified and nonqualified defined contribution plans and defined benefit plans. Our primary target market is plans sponsored by small and medium-sized businesses, which we believe remains under-penetrated. According to Retirement Resources, Inc., in 2015, only 24% of businesses with between 10 and 49 employees, 51% of businesses with between 50 and 99 employees, 61% of businesses with between 100 and 249 employees and 73% of businesses with between 250 and 499 employees offered a 401(k) plan. The same study indicates that 81% of employers with between 500 and 999 employees, 95% of employers with between 1,000 and 4,999 employees and 95% of employers with 5,000 or more employees offered a 401(k) plan in 2015. According to Retirement Resources, Inc., no significant changes in market penetration occurred during 2016. As such, it has not, as yet, updated its statistics on the percentage of businesses offering a 401(k) plan.

        We distribute our full service accumulation products and services nationally, primarily through a captive retirement services sales force. As of December 31, 2017, 109 retirement services sales representatives in 41 offices, operating as a wholesale distribution network, maintained relationships with over 14,600 independent advisors, consultants and agents. Retirement services sales representatives are an integral part of the sales process alongside the referring consultant or independent advisor. We compensate retirement services sales representatives through a blend of salary and production-based incentives, while we pay independent advisors, consultants and agents a commission or fee.

        As of December 31, 2017, we had a separate staff of over 260 service and education specialists located in the sales offices. These specialists play a key role in the ongoing servicing of plans by providing local services to our customers, such as reviewing plan performance, investment options and plan design; communicating the customers' needs and feedback to us and helping employees understand the benefits of their plans. The following summarizes our distribution channels:

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

Products

        Our individual variable deferred annuities provide customers with the flexibility to allocate their deposits to mutual funds managed by the Principal Global Investors segment or unaffiliated third party asset managers. As of December 31, 2017, 93% of our $10.1 billion in variable annuity account balances was allocated to mutual funds managed by the Principal Global Investors segment and our guaranteed option. The remaining 7% was allocated to mutual funds managed by unaffiliated third party asset managers. Generally speaking, the customers bear the investment risk for the variable options and have the right to allocate their assets among various separate mutual funds. The value of the annuity fluctuates in accordance with the experience of the mutual funds chosen by the customer. Customers have the option to allocate all or a portion of their account to our guaranteed option, in which case we credit interest at rates we determine, subject to contractual minimums.

        Customers may elect a living benefit guarantee (commonly known in the industry as a guaranteed minimum withdrawal benefit, or "GMWB"). We bear the GMWB investment risk. Our goal is to hedge the GMWB investment risk through the use of sophisticated risk management techniques. As of December 31, 2017, $6.9 billion of the $9.7 billion of variable annuity separate account values had the GMWB rider. Our major source of revenue from variable annuities is mortality and expense fees we charge to the customer, generally determined as a percentage of the market value of the assets held in a separate investment sub-account. Account balances of variable annuity contracts with the GMWB rider were invested in separate account investment options as follows:

	December 31, 2017	December 31, 2016
	(in millions)
Balanced funds	$6,512.2	$5,898.2
Equity funds	243.8	258.6
Bond funds	128.6	138.5
Money market funds	2.6	3.8
Specialty funds	1.2	1.2

Total	$6,888.4	$6,300.3

Percent of total variable annuity separate account values	71%	70%

Markets and Distribution

        Our target markets for individual variable annuities include owners, executives and employees of small and medium-sized businesses and individuals seeking to accumulate and/or eventually receive distributions of assets for retirement. We market variable annuities to individuals for both qualified and nonqualified retirement savings.

        We sell our individual variable annuity products through our affiliated financial representatives, including Principal Connection, who collectively accounted for 97%, 96% and 95% of annuity sales for the years ended December 31, 2017, 2016 and 2015, respectively. The remaining sales were made primarily through unaffiliated broker-dealer firms. Principal Connection is our direct response distribution channel for retail financial services products to individuals. Principal Connection's services are available over the phone, on the internet or by mail. Affiliated financial representatives continue to be the primary distribution channel of our variable deferred annuities.

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

        We sell our individual fixed annuity products through our affiliated financial representatives, including Principal Connection, who collectively accounted for 7%, 7% and 6% of annuity sales for the years ended December 31, 2017, 2016 and 2015, respectively. The remaining sales were made through banks, brokerage general agencies, mutual fund companies and unaffiliated broker-dealer firms. The majority of overall annuity sales were from non-affiliated distribution channels, as a result of focused efforts to increase fixed annuity sales through these channels.

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

Banking Services

        IRAs are provided by Principal Bank, primarily funded by retirement savings rolled over from qualified retirement plans. Principal Bank is a U.S. federal savings bank that was formed in February 1998. As of December 31, 2017, Principal Bank had nearly 374,000 customers and approximately $2.5 billion in assets. Principal Bank operates under a limited purpose charter and may only accept deposits held in a fiduciary capacity, may not hold demand deposits or own commercial loans and cannot originate loans.

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

Markets and Distribution

        Principal Bank offers bank products and services to participants rolling out of qualified retirement plans primarily serviced by affiliates of PFG. Principal Bank services customers by telephone, mail and internet.

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

        We deliver our products and services through our network of specialized investment groups and boutiques including Principal Global Equities; Principal Global Fixed Income; Aligned Investors; Principal Real Estate Investors, LLC; Principal Enterprise Capital, LLC; Spectrum Asset Management, Inc.; Post Advisory Group, LLC; Columbus Circle Investors; Edge Asset Management; Morley Financial Services, Inc.; Macro Currency Group; Finisterre Capital LLP; Origin Asset Management LLP; and Principal Portfolio Strategies. As of December 31, 2017, Principal Global Investors and its boutiques managed $430.9 billion in assets.

        We have been providing mutual funds to customers since 1969. We offer mutual funds to individuals, businesses and institutional investors for use within variable life contracts, variable annuity contracts and employer-sponsored pension plans; as a rollover investment option and for general investment purposes. We plan to grow into a top advisor-sold mutual fund company with a sales force focused on multiple channels. As of December 31, 2017, as reported by the Strategic Insight, we are ranked 15th according to AUM (long-term funds) of the intermediary sold mutual fund companies.

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

        Equity Investments.    As of December 31, 2017, Principal Global Equities, Aligned Investors and Principal Real Estate Investors, LLC along with Columbus Circle Investors, Edge Asset Management and Origin Asset Management LLP managed $173.9 billion in global equity assets. Our equity capabilities encompass large-cap stocks, mid-cap stocks, small-cap stocks and real estate investment trusts in developed and emerging markets worldwide.

        Fixed Income Investments.    As of December 31, 2017, Principal Global Fixed Income and Principal Real Estate Investors,  LLC along with Spectrum Asset Management, Inc.; Post Advisory Group, LLC; Edge Asset Management and Morley Financial Services, Inc. managed $191.8 billion in global fixed income assets. Collectively, our experience in fixed income management spans multiple economic and credit market cycles and encompasses all major fixed income sectors, including commercial mortgage-backed securities ("CMBS"), and security types. Our research and risk management capabilities in worldwide debt markets provide a strong foundation for broadly diversified "multi-sector" portfolios, tailored to specific client objectives.

        Alternative Investments.    We offer products and services through other alternative asset classes including managing private real estate equity, commercial mortgages and bridge/mezzanine loans through Principal Real Estate Investors, LLC; managing real estate operating companies through Principal Enterprise Capital, LLC; managing currency mandates through our Macro Currency Group boutique and managing hedge fund mandates through our Finisterre Capital LLP boutique. As of December 31, 2017, we managed $61.0 billion in alternative asset classes.

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

        Principal Funds, Inc.    PFI is a series mutual fund that, as of December 31, 2017, offered 85 investment options for defined contribution plans, individuals, institutional investors, adviser fee-based programs, and other retirement plan clients. We report the results for this fund in the Retirement and Income Solutions segment or Principal Global Investors segment based on the distribution channel associated with the AUM.

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

        Other Principal Global Investors Funds.    Principal Global Investors maintains various fund platforms including Qualifying Investor Alternative Fund and Undertaking for Collective Investment in Transferable Securities funds domiciled in Dublin, Collective Investment Trusts, Business Trusts, Exchange Traded Funds and other boutique sponsored funds. These funds are generally managed by our boutiques.

Markets and Distribution

        Our products and services are distributed through various channels to reach and meet the needs of a broad investor base. We distribute our services through institutional and retail sales representatives, relationship management, and client service professionals who work with consultants and directly with investors to acquire and retain institutional clients, retail clients and other investors. We also maintain relationships with independent broker-dealers to distribute our products and services, maintaining relationships with over 61,300 independent brokers, consultants and agents. As of December 31, 2017, Principal Global Investors and its boutiques had 834 third party institutional clients in 42 countries with $137.0 billion of AUM.

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

Markets, Products and Distribution

Latin America

        Brazil.    We offer pension accumulation and income annuity products through a co-managed joint venture, Brasilprev Seguros e Previdencia S.A. ("Brasilprev"). We owned 25% of the economic interest and 50.01% of the voting shares as of December 31, 2017. The partner is Banco do Brasil ("Banco"), which had approximately 4,900 Brazilian branches as of September 30, 2017.

        Brasilprev has the exclusive distribution rights of its pension accumulation and income annuity products through the Banco network until October 2032. Our joint venture provides products for the retirement needs of individuals and employers. Banco's employees sell these products directly to individual clients through its bank branches. In addition, our joint venture reaches corporate clients through two wholesale distribution channels: (1) a network of independent brokers who sell to the public and (2) Banco's corporate account executives who sell to existing and prospective corporate clients. As of December 31, 2017, Brasilprev had $72.0 billion of AUM.

        We also distribute pension and other protection products through a digital insurance brokerage company, Ciclic Corretora De Seguros S.A ("Ciclic"). We owned 100% of the economic and voting shares of Ciclic as of December 31, 2017. BB Corretora De Seguros e Administradora De Bens S.A. (a subsidiary of Banco) has agreed to acquire 75% of the economic interest and 49.99% of the voting shares, subject to regulatory approvals.

        We offer mutual fund and asset management services through Claritas Administração de Recursos Ltda. ("Claritas"), our wholly owned Brazilian mutual fund and asset management company with $1.7 billion of AUM as of December 31, 2017. The company manages equity funds, balanced funds, managed accounts and other strategies for affluent clients, mass affluent clients and institutions and sells through its multi-channel distribution network.

        Chile.    We offer a complete array of pension accumulation and income annuity products. We also offer mutual fund, asset management services and life insurance accumulation products. Our subsidiaries in Chile had $48.5 billion of AUM as of December 31, 2017.

        We offer mandatory employee-funded pension and voluntary savings plans through Administradora de Fondos de Pensiones Cuprum S.A. ("Cuprum"). We owned 97.97% of Cuprum as of December 31, 2017, and the rest is publicly floated. Cuprum's products are sold through a proprietary sales network of approximately 950 sales employees as of December 31, 2017.

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

        Mexico.    We offer pension accumulation, mutual funds, income annuities and asset management services through our wholly owned companies with $9.6 billion of AUM as of December 31, 2017.

        We offer mandatory pension plans through Principal Afore, S.A. de C.V., Principal Grupo Financiero. We manage and administer individual retirement accounts under the mandatory privatized social security system for all employees in Mexico. As of December 31, 2017, we had approximately 2.7 million individual retirement accounts. We distribute products and services through a proprietary sales force of approximately 760 sales representatives as of December 31, 2017, as well as independent brokers who sell directly to individuals.

        On October 26, 2017, we announced an agreement to acquire full ownership of MetLife Afore, S.A. de C.V. ("MetLife Afore"), MetLife, Inc.'s mandatory pension business in Mexico, subject to regulatory approvals. By integrating MetLife Afore into Principal Afore, Principal will gain additional scale, a larger distribution network and the capacity to better support its customers in Mexico. We expect the transaction to close in the first half of 2018.

        We offer mutual funds and asset management services through Principal Fondos de Inversión, S.A. de C.V., Operadora de Fondos de Inversión, Principal Grupo Financiero. We distribute products and services through a sales force of approximately 60 employees as of December 31, 2017, and through distribution agreements with other financial entities. We offer both domestic and international products, typically sold directly to clients.

        We also administer previously sold income annuities and life products.

Asia

        China.    We offer mutual funds and asset management services to individuals and institutions through a joint venture, CCB Principal Asset Management Co., Ltd. We owned 25% and China Construction Bank ("CCB") is the majority partner with 65% ownership as of December 31, 2017. CCB Principal Asset Management distributes its mutual funds through CCB, third party distributors such as banks, securities brokers and e-channels such as Alibaba. CCB provides widespread distribution support for the joint venture via its extensive network of approximately 15,000 bank branches as of December 31, 2016, and brand awareness. Although not included in our reported AUM, the joint venture had $124.4 billion of AUM as of December 31, 2017.

        Hong Kong SAR.    We offer both pension saving and mutual fund products to corporate and retail clients through wholly owned companies with $9.3 billion in AUM as of December 31, 2017.

        We offer two types of pension saving schemes, Mandatory Provident Fund ("MPF") and Occupational Retirement Schemes Ordinance ("ORSO"), which we distribute through third party intermediaries such as insurance companies, independent financial advisors, brokers and employee benefit consultants. Our most significant partnership is with AXA Hong Kong with whom we have a 15-year distribution partnership through 2030. We serviced approximately 580,000 accounts as of December 31, 2017. To help Hong Kong customers save for retirement beyond the mandatory pension schemes, Principal also offers mutual funds to retail customers through third party intermediaries, the most significant being banks.

        India.    We offer mutual funds and asset management services to both retail and corporate customers through our joint venture Principal Pnb Asset Management Company Private Limited. As of December 31, 2017, our joint ventures in India had $1.0 billion of AUM. We owned 78.6% as of December 31, 2017, and the partner is Punjab National Bank ("PNB"), a large Indian commercial bank. In January 2018, Principal and PNB announced the signing of a shares purchase agreement to give Principal full ownership of the joint venture, pending regulatory approvals. Mutual funds are sold through independent distributors, including banks, and directly through proprietary sales offices.

        Southeast Asia.    We offer mutual funds, asset management services and pension accumulation products through our joint venture CIMB-Principal Asset Management Berhad ("CPAM"). We owned 40% of CPAM and 50% of CIMB Principal Islamic Asset Management ("CPIAM") as of December 31, 2017. The partner is CIMB Group ("CIMB"), which has a strong presence in many Asian countries. CPAM also manages a significant amount of institutional asset mandates. The joint ventures had $18.6 billion of AUM as of December 31, 2017.

        On January 11, 2018, Principal and CIMB announced that they have signed agreements for Principal to gain additional ownership of CPAM and CPIAM, pending regulatory approval. Once complete, Principal will increase its ownership to 60% with CIMB retaining 40% ownership in the entities. The joint ventures will continue to be co-managed by both companies.

        CPAM has wholly owned subsidiaries in Singapore (CIMB-Principal Asset Management (S) Pte. Ltd.), Indonesia (PT CIMB-Principal Asset Management) and Thailand (CIMB-Principal Asset Management Company Limited).

        CPAM distributes conventional and Islamic mutual funds through the branches of its partner bank (over 1,000 bank branches throughout Malaysia, Indonesia, Thailand and Singapore) and through an agency sales force of approximately 8,000 agents selling to retail customers as of December 31, 2017. CPAM also distributes its mutual funds through third party institutions including other banks and security houses.

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

Specialty Benefits Insurance

        Specialty benefits insurance, which includes group dental, vision, life, critical illness and disability insurance and individual disability insurance, is an important component of the employee benefit offering at small and medium-sized businesses. We offer voluntary products for group dental, vision, life, critical illness and disability. We also offer group dental, vision and disability on a fee-for-service basis. Our individual disability insurance is also sold on an individual or multi-life basis.

Products and Services

        Group Dental and Vision Insurance.    We began selling group dental and vision insurance in the late 1960s. Our plans provide partial reimbursement for dental and vision expenses. As of December 31, 2017, we had almost 55,000 group dental and vision insurance policies in force covering nearly 1.5 million employee lives. According to Life Insurance and Market Research Association ("LIMRA"), we were the 7th largest group dental insurer in terms of number of contracts/employer groups in force in 2016. In addition to indemnity and preferred provider organization dental offered on both an employer paid and voluntary basis, we offer a prepaid dental plan in Arizona through our Employers Dental Services, Inc. subsidiary. We also offer a discount dental product nationally. Our indemnity vision product and our managed care vision product are offered on both an employer paid and voluntary basis.

        Group Life Insurance.    Group life insurance was one of our first group products beginning in the early 1940s. Our group life insurance provides coverage to employees and their dependents for a specified period. As of December 31, 2017, we had over 60,000 group policies providing $144 billion of group life insurance in force to approximately 2.4 million employee lives. According to LIMRA, in 2016 we were ranked 2nd in the U.S. in terms of the number of group life insurance contracts in force. We currently sell traditional group life insurance that does not provide for accumulation of cash values on both an employer paid and voluntary basis. Our group life insurance business remains focused on the traditional, annually renewable term product. Group term life and group universal life accounted for 99% and 1%, respectively, of our total group life insurance in force as of December 31, 2017. We no longer market group universal life insurance to new employer groups.

        Group Disability Insurance.    Group disability insurance has also been sold since the early 1940s. Our group disability insurance provides a benefit to insured employees who become disabled. In most instances, this benefit is in the form of a monthly income. Our group disability products include both short-term and long-term disability, offered on both an employer paid and voluntary basis. As of December 31, 2017, long-term disability represented 61% of total group disability premium, while short-term disability represented 39% of total group disability premium. We also provide disability management services, called rehabilitation services, to assist individuals in returning to work as quickly as possible following disability. We work with disability claimants to improve the approval rate of Social Security benefits, thereby reducing payment of benefits by the amount of Social Security payments received. As of December 31, 2017, we served approximately 1.9 million employee lives through more than 45,000 contracts. According to LIMRA, our group short-term disability business was ranked 4th and our group long-term disability business was ranked 3rd in the U.S. as of December 31, 2016, in terms of number of contracts/employer groups in force. We also offer voluntary critical illness insurance, which provides a lump-sum cash benefit to pay for additional expenses associated with the five most common critical illnesses.

        Individual Disability Insurance.    Individual disability insurance has been sold since the early 1950s. Our individual disability insurance products provide income protection to the insured member and/or business in the event of disability. In most instances, this benefit is in the form of a monthly income. In addition to income replacement, we offer products to pay business-related costs such as overhead expenses for a disabled business owner, buy-out costs for business owners purchasing a disabled owner's interest in the business, expenditures for replacement of a key person and business loan payments. We also offer a product to protect retirement savings in the event of disability. As of December 31, 2017, we served approximately 191,000 individual disability policyholders. According to LIMRA, our individual disability business was ranked 5th in the U.S. in terms of premium in force in the non-cancellable segment of the market and 5th overall, as of December 31, 2016.

        Fee-for-Service.    We offer administration of group dental, disability and vision benefits on a fee-for-service basis.

Individual Life Insurance

        We began as an individual life insurer in 1879 when we began selling traditional life insurance products to individuals. We now specialize in providing solutions for small to medium-sized companies to protect against risk and loss, assist with succession planning and wealth transfer and to build and protect wealth for retirement. We also provide solutions to meet the personal needs of business owners, executives and affluent individuals. Our U.S. operations administered approximately 619,000 individual life insurance policies with over $340 billion of individual life insurance in force as of December 31, 2017.

Products and Services

        Our Business Owner and Executive Solutions platform as well as our nonqualified deferred compensation offering combines administration and consulting to service our clients' needs. We target the business and personal insurance needs of owners and executives of small and medium-sized businesses with an increasing focus on providing insurance solutions for nonqualified executive benefits. In addition, we market our products to meet traditional retail insurance needs. We offer a variety of individual life insurance products, both interest sensitive (including universal life, variable universal life and indexed universal life insurance) and traditional.

        Interest Sensitive.    Our interest sensitive products include universal life, variable universal life and indexed universal life insurance. These products offer the policyholder the option of adjusting both the premium and the death benefit amounts of the insurance contract. Universal life insurance typically includes a cash value account that accumulates at a credited interest rate based on the investment returns of the block of business. Variable universal life insurance is credited with the investment returns of the various investment options selected. Indexed universal life is credited with investment returns tied to an external index, subject to a contractual minimum and maximum. For the year ended December 31, 2017, interest sensitive products represented 26% of individual life insurance in force and generated 61% of individual life insurance annualized first year premium sales.

        After a deduction for policy level expenses, we credit net deposits to an account maintained for the policyholder. For universal life contracts, the entire account balance is invested in the general account. Interest is credited to the policyholder's account based on the earnings on general account investments, subject to contractual minimums. For variable universal life contracts, the policyholder may allocate the account balance among our general account and a variety of mutual funds underlying the contract. Interest is credited on amounts allocated to the general account in the same manner as for universal life. Net investment performance on mutual funds is allocated directly to the policyholder accounts; the policyholder bears the investment risk. For indexed universal life, the policyholder may allocate the account balance among our general account and two index funds. Interest is credited on amounts allocated to the general account in the same manner as for universal life. Net investment performance on the index funds is allocated directly to the policyholder accounts, subject to the contractual minimum and maximum. Some of our interest sensitive contracts contain what are commonly referred to as "secondary" or "no-lapse" guarantee provisions. These no-lapse guarantees keep the contract in force, even if the contractholder's account balance is insufficient to cover all of the contract charges, provided that the contractholder has continually paid a specified minimum premium.

        Traditional Life Insurance.    Traditional life insurance includes participating whole life, adjustable life and non-participating term life insurance products. Participating products and non-participating term life insurance products represented 39% of our individual life insurance annualized first year premium sales for the year ended December 31, 2017, and 74% of individual life insurance in force as of December 31, 2017. Adjustable life insurance products provide a guaranteed benefit in return for the payment of a fixed premium and allow the policyholder to set the coverage period, premium and face amount combination. Term insurance products provide a guaranteed death benefit for a specified period of time in return for the payment of a fixed premium. Policyholder dividends are not paid on term insurance.

U.S. Insurance Solutions Markets and Distribution

        For each of our products, administration and distribution channels are customized to meet customer needs and expectations for that product.

        We market our group dental, vision, life, critical illness and disability insurance products to small and medium-sized businesses, primarily targeting our sales toward owners and human resources professionals. We sell our group products in all 50 states and the District of Columbia. We continually adapt our products and pricing to meet local market conditions. We market our fee-for-service capabilities to employers that self-insure their employees' dental, disability and vision benefits. We market our fee-for-service businesses in all 50 states and the District of Columbia.

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

        As of December 31, 2017, we had 137 sales representatives and 160 service representatives in 26 local markets. Our sales representatives accounted for 98% of our group insurance sales for the year ended December 31, 2017. The service representatives play a key role in servicing the case by providing local, responsive services to our customers and their brokers, such as renewing contracts, revising plans, solving administrative issues and communicating the customers' needs and feedback to us.

        We sell our individual life and individual disability income products in all 50 states and the District of Columbia, primarily targeting owners and executives of small and medium-sized businesses. Small and medium-sized business sales represented 52% of individual life sales and 60% of individual disability sales for the year ended December 31, 2017. Much of our life insurance sales efforts focus on the Business Owner and Executive Solutions market. This strategy offers solutions to address business owner financial challenges such as exiting the business, business transition, retaining key employees and retirement planning. Key employees also have needs to supplement retirement income, survivor income, and business protection. We believe the Business Owner and Executive Solutions segment offers growth opportunities and we will continue to develop strategies to capitalize on this expanding market.

        We distribute our individual life and individual disability insurance products through our affiliated financial representatives and independent brokers, as well as other marketing and distribution alliances. Affiliated financial representatives were responsible for 16% of individual life insurance sales based on first year annualized premium and 12% of individual disability sales for the year ended December 31, 2017. We had 945 affiliated financial representatives in 33 offices as of December 31, 2017. Although they are independent contractors, we have a close tie with affiliated financial representatives and we offer them benefits, training and access to tools and expertise. To meet the needs of the various marketing channels, particularly the independent brokers, we employ wholesale distributors — Regional Vice Presidents for individual life and Regional Vice Presidents for individual disability. A key differentiator in the nonqualified executive benefit sale is our Regional Vice Presidents-Nonqualified Plans, who are not only wholesalers but also consultants and subject-matter experts providing point-of-sale support in closing cases.

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

        A.M. Best's ratings for insurance companies range from "A++" to "S". A.M. Best indicates that "A++" and "A+" ratings are assigned to those companies that in A.M. Best's opinion have superior ability to meet ongoing insurance obligations. Fitch's ratings for insurance companies range from "AAA" to "C". Fitch "AA" ratings indicate very strong capacity to meet policyholder and contract obligations. Moody's Investors Service ("Moody's") ratings for insurance companies range from "Aaa" to "C". Moody's indicates that "A" ratings are assigned to those companies that offer good financial security. S&P Global's ("S&P") ratings for insurance companies range from "AAA" to "D". S&P indicates that "A" ratings are assigned to those companies that have strong financial security characteristics. In evaluating a company's financial and operating performance, these rating agencies review its profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its policy reserves, the soundness of its risk management programs, the experience and competency of its management and other factors.

        In the fourth quarter of 2017, Moody's and Fitch changed their outlook on the U.S. life insurance sector to 'stable' from 'negative'. S&P continues to maintain a 'stable' outlook as well. This outlook reflects their expectation that despite ongoing concerns over evolving issues that could negatively impact the U.S. life insurance sector, insurers have shown resilience by exhibiting very strong balance sheet fundamentals and good earnings and liquidity.

        A.M. Best continues to reflect a 'negative' outlook reflecting its view that a negative impact on the U.S. life insurance sector could come from pressures such as the flattening yield curve, low treasury rates and evolving regulatory issues.

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

        PFG, our parent holding company, is not licensed as an insurer, investment advisor, broker-dealer, bank or other regulated entity. However, because it is the holding company for all of our operations, it is subject to regulation in connection with our regulated entities, including as an insurance holding company. We are subject to legal and regulatory requirements applicable to public companies, including public reporting and disclosure, securities trading, accounting and financial reporting and corporate governance.

U.S. Insurance Regulation

        We are subject to the insurance holding company laws in the states where our insurance companies are domiciled. Principal Life and PNLIC are domiciled in Iowa and their principal insurance regulatory authority is the Insurance Division of the Department of Commerce of the State of Iowa. Our other U.S. insurance companies are principally regulated by the insurance departments of the states in which they are domiciled. These laws generally require each insurance company directly or indirectly owned by the holding company to register with the insurance department in the insurance company's state of domicile and to furnish financial and other information about the operations of the companies within the holding company system. Transactions affecting the insurers in the holding company system must be fair and at arm's length. Most states have insurance laws that require regulatory approval of a direct or indirect change in control of an insurer or an insurer's holding company and laws that require prior notification to state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state.

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

        In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners ("NAIC") has established risk-based capital standards. The standards require life insurers to submit a report to state regulators on an annual basis regarding their risk-based capital based upon four categories of risk: asset risk, insurance risk, interest rate risk and business risk. As of December 31, 2017, the statutory surplus of each of our U.S. life insurance companies exceeded the minimum risk-based capital requirements.

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

Securities Regulation

        Insurance and investment products such as variable annuities, variable life insurance and some funding agreements that constitute securities and mutual fund products are subject to securities laws and regulations, including U.S. state securities regulation as well as U.S. federal regulation under the SEC, the Financial Industry Regulatory Authority and other regulatory authorities. These regulations affect investment advice, sales and related activities for these products.

        We also have entities that are registered as investment advisers with the SEC under, and are therefore subject to, the Investment Advisers Act of 1940.

Employee Retirement Income Security Act

        As we provide products and services for U.S. employee benefit plans, we are subject to regulation under the Employee Retirement Income Security Act ("ERISA"). ERISA provisions include reporting and disclosure requirements and standards of conduct.

Banking Regulation

        Principal Bank, a wholly owned subsidiary, is a U.S. federal savings bank regulated by the Office of the Comptroller of the Currency. Principal Bank's deposits are insured by the FDIC, making the Bank subject to certain of the FDIC's regulations.

Environmental Regulation

        As we own and operate real property, we are subject to U.S. federal, state and local environmental laws and could be subject to environmental liabilities and costs associated with required remediation of our properties. We routinely have environmental assessments performed for real estate being acquired or used as collateral for commercial mortgages we use for investment.

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

        Our internal risk committees meet on a regular and frequent basis to discuss various issues and review profile status. Each business unit has its own committee that is responsible for oversight of the material risks within the unit or area. These committees may include corporate leaders. We also have internal committees that provide oversight around a certain risk or group of related risks across the organization. This matrix approach helps us maintain comprehensive risk coverage and preserve an integrated view of risks. The Enterprise Risk Management Committee, comprised of members from the executive management team, exercises enterprise-wide oversight for our most significant risk profiles.

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

Employees

        As of December 31, 2017, we had 15,378 employees. None of our employees are subject to collective bargaining agreements except a group of employees within our Cuprum organization in Chile. We believe that our employee relations are satisfactory.

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

        We maintain a level of cash and securities which, combined with expected cash inflows from investments and operations, is believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations. However, withdrawal and surrender levels may differ from anticipated levels for a variety of reasons, such as changes in economic conditions or changes in our claims paying ability and financial strength ratings. For additional information regarding our exposure to interest rate risk and the impact of a downgrade in our financial strength ratings, see "— Changes in interest rates or credit spreads or a sustained low interest rate environment may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period to period" and "— A downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition." In addition, mark-to-market adjustments on our derivative instruments may lead to fluctuations in our reported statutory capital. Volatility, uncertainty or disruptions in the capital or credit markets may result in the need for additional capital to maintain a targeted level of statutory capital relative to the NAIC's risk-based capital requirements. In the event our current internal sources of liquidity do not satisfy our needs, we may have to seek additional financing and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as customers' or lenders' perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us.

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

        Although the Federal Reserve increased the federal funds rate in 2017, interest rates remain at or near historically low levels. During periods of declining interest rates or sustained low interest rates, the interest rates we earn on our assets may be lower than the rates assumed in pricing our products, thereby reducing our profitability. For some of our products, such as GICs and funding agreements, we are unable to lower the rate we credit to customers in response to the lower return we will earn on our investments. In addition, guaranteed minimum interest rates on our life insurance and annuity products may constrain our ability to lower the rate we credit to customers. If interest rates remain low over a sustained period of time, this may result in increases in our reserves and true-ups or unlocking of our deferred acquisition cost ("DAC") asset and other actuarial balances. During periods of declining interest rates, borrowers may prepay or redeem mortgages and bonds that we own, which would force us to reinvest the proceeds at lower interest rates. Furthermore, declining interest rates may reduce the rate of policyholder surrenders and withdrawals on our life insurance and annuity products, thus increasing the duration of the liabilities and creating asset and liability duration mismatches. Low interest rates may also increase the cost of hedging our GMWB rider. Declining interest rates or a sustained low interest rate environment may also result in changes to the discount rate used for valuing our pension and other postretirement benefit ("OPEB") obligations, which could negatively impact our results of operations and financial condition. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates and a prolonged period of low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.

        Increases in market interest rates may also adversely affect our results of operations, financial condition and liquidity. During periods of increasing market interest rates, we may offer higher crediting rates on our insurance and annuity products in order to keep these products competitive. Because returns on our portfolio of invested assets may not increase as quickly as current interest rates, we may have to accept lower spreads, thus reducing our profitability. Rapidly rising interest rates may also result in an increase in policy surrenders, withdrawals and requests for policy loans as customers seek to achieve higher returns. In addition, rising interest rates would cause a decrease in the value of financial assets held at fair value on our consolidated statements of financial position. We may be required to sell assets to raise the cash necessary to respond to an increase in surrenders, withdrawals and loans, thereby realizing capital losses on the assets sold. An increase in policy surrenders and withdrawals may also require us to accelerate amortization of our DAC asset relating to these products, which would further reduce our profitability. Rising interest rates may also cause a decline in the value of the fixed income assets we manage, resulting in a reduction in our fee revenue in the short term. In addition, a significant increase in interest rates may cause a reduction in the fair value of intangible assets in our reporting units, potentially leading to an impairment of goodwill or other intangible assets.

        For further discussion about interest rate risk management, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk."

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

        We are subject to the risk that the issuers of the fixed maturities we own will default on principal and interest payments. As of December 31, 2017, our U.S. investment operations held $56.0 billion of fixed maturities, or 75% of total U.S. invested assets, of which approximately 5% were below investment grade and $73.6 million, or 0.13% of our total fixed maturities that were classified as either "problem," "potential problem" or "restructured." See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — Fixed Maturities."

        As of December 31, 2017, the international investment operations of our fully consolidated subsidiaries held $4.0 billion of fixed maturities, or 50%, of total international invested assets, of which 12% are government bonds. Some non-government bonds have been rated on the basis of the issuer's country credit rating. However, the ratings relationship between national ratings and global ratings is not linear with the U.S. The starting point for national ratings differs by country, which makes the assessment of credit quality more difficult. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — International Investment Operations." An increase in defaults on our fixed maturities portfolio could harm our financial strength and reduce our profitability.

  An increased rate of delinquency and defaults on our commercial mortgage loans, including balloon maturities with and without amortizing payments, may adversely affect our profitability.

        Our commercial mortgage loan portfolio faces both delinquency and default risk. Commercial mortgage loans of $12.9 billion represented 16% of our total invested assets as of December 31, 2017. As of December 31, 2017, there were no loans in the process of foreclosure in our commercial mortgage loan portfolio. The performance of our commercial mortgage loan investments, however, may fluctuate in the future. An increase in the delinquency rate of, and defaults under, our commercial mortgage loan portfolio could harm our financial strength and decrease our profitability.

        As of December 31, 2017, approximately $10.5 billion, or 82%, of our U.S. investment operations commercial mortgage loans before valuation allowance had balloon payment maturities. A balloon maturity is a loan with all or a meaningful portion of the loan amount due at the maturity of the loan. The default rate on commercial mortgage loans with balloon payment maturities has historically been higher than for commercial mortgage loans with a fully amortizing loan structure. Since a significant portion of the principal is repaid at maturity, the amount of loss on a default is generally greater than fully amortizing commercial mortgage loans. An increase in defaults on balloon maturity loans as a result of the foregoing factors could harm our financial strength and decrease our profitability.

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

  We may have difficulty selling our privately placed fixed maturities, mortgage loans and real estate investments because they are less liquid than our publicly traded fixed maturities.

        We hold certain investments that may be less liquid, such as privately placed fixed maturities, mortgage loans and real estate investments. These asset classes represented approximately 42% of the value of our invested assets as of December 31, 2017.

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

  The impairment of derivative counterparties could adversely affect us.

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

        Liability under environmental protection laws resulting from our commercial mortgage loan portfolio and real estate investments may harm our financial strength and reduce our profitability. Under the laws of several states and other jurisdictions, contamination of a property may give rise to a lien on the property to secure recovery of the costs of cleanup. In some states, this kind of lien has priority over the lien of an existing mortgage against the property, which would impair our ability to foreclose on that property should the related loan be in default. In addition, under the laws of some states and under the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, we may be liable for costs of addressing releases or threatened releases of hazardous substances that require remedy at a property securing a mortgage loan held by us, if our agents or employees have become sufficiently involved in the hazardous waste aspects of the operations of the related obligor on that loan, regardless of whether or not the environmental damage or threat was caused by the obligor. We also may face this liability after foreclosing on a property securing a mortgage loan held by us. This may harm our financial strength and decrease our profitability.

  Regional concentration of our commercial mortgage loan portfolio in California may subject us to losses attributable to economic downturns or catastrophes in that state.

        Commercial mortgage lending in the state of California accounted for 18%, or $2.3 billion, of our U.S. investment operations commercial mortgage loan portfolio before valuation allowance as of December 31, 2017. Due to this concentration of commercial mortgage loans in California, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to catastrophes, including but not limited to earthquakes, that may affect the region. While we generally do not require earthquake insurance for properties on which we make commercial mortgage loans, we do take into account property specific engineering reports, construction type and geographical concentration by fault lines in our investment underwriting guidelines. If economic conditions in California deteriorate or catastrophes occur, we may in the future experience delinquencies or defaults on the portion of our commercial mortgage loan portfolio located in California, which may harm our financial strength and reduce our profitability.

  Gross unrealized losses may be realized or result in future impairments, resulting in a reduction in our net income.

        Fixed maturities that are classified as available-for-sale ("AFS") are reported on the consolidated statements of financial position at fair value. Unrealized gains or losses on AFS securities are recognized as a component of accumulated other comprehensive income ("AOCI") and are, therefore, excluded from net income. Our U.S. investment operations had gross unrealized losses on fixed maturities of $0.2 billion pre-tax as of December 31, 2017, and the component of gross unrealized losses for securities trading down 20% or more for over six months was less than $0.1 billion pre-tax. The accumulated change in fair value of the AFS securities is recognized in net income when the gain or loss is realized upon the sale of the asset or in the event that the decline in fair value is determined to be other than temporary (referred to as an other-than-temporary impairment). Realized losses or impairments may have a material adverse impact on our net income in a particular quarterly or annual period.

  Fluctuations in foreign currency exchange rates could adversely impact our profitability and financial condition.

        Principal International sells products denominated in various local currencies and generally invests the associated assets in local currencies. For diversification purposes, assets backing the products may be partially invested in non-local currencies. In our U.S. operations, we also issue foreign currency-denominated funding agreements to nonqualified investors in the institutional market or invest in foreign currency-denominated investments. The associated foreign currency exchange risk in each instance is hedged or managed to specific risk tolerances. Although our investment and hedging strategies limit the effect of currency exchange rate fluctuation on operating results, weakening of foreign currencies against the U.S. dollar would adversely affect the translation of the results of our international operations into our consolidated financial statements. For further discussion on foreign currency exchange risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk."

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

        The determination of the amount of allowances and impairments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments require significant judgment and are revised as conditions change and new information becomes available. Additional impairments may need to be taken or allowances provided for in the future, and the ultimate loss may exceed management's current estimate of impairment amounts.

        Additionally, our management considers a wide range of factors about the instrument issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the instrument and in assessing the prospects for recovery. Inherent in management's evaluation of the instrument are assumptions and estimates about the operations of the issuer and its future earnings potential. For further information regarding our impairment and allowance methodologies, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations" under the captions "Fixed Maturities" and "Mortgage Loans" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Valuation and Impairment of Fixed Income Investments."

Any impairments of or valuation allowances against our deferred tax assets could adversely affect our results of operations and financial condition.

        Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to be in effect during the years in which the basis differences reverse. We are required to evaluate the recoverability of our deferred tax assets each quarter and establish a valuation allowance, if necessary, to reduce our deferred tax assets to an amount that is more–likely–than–not to be realizable. In determining the need for a valuation allowance, we consider many factors, including future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years and implementation of any feasible and prudent tax planning strategies management would employ to realize the tax benefit.

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

        For additional information, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Income Taxes."

We may face losses if our actual experience differs significantly from our pricing and reserving assumptions.

        Our profitability depends significantly upon the extent to which our actual experience is consistent with the assumptions used in setting prices for our products and establishing liabilities for future insurance and annuity policy benefits and claims. The premiums we charge and the liabilities we hold for future policy benefits are based on assumptions reflecting a number of factors, including the amount of premiums we will receive in the future, rate of return on assets we purchase with premiums received, expected claims, mortality, morbidity, lapse rates and expenses. However, due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of the liabilities for unpaid policy benefits and claims, we cannot determine precisely the amounts we will ultimately pay to settle these liabilities, the timing of such payments, or whether the assets supporting the liabilities, together with any future premiums, will be sufficient to satisfy the liabilities. As a result, we may experience volatility in the level of our profitability and our reserves from period to period. To the extent that actual experience is less favorable than our underlying assumptions, we could be required to increase our liabilities, which may harm our financial strength and reduce our profitability.

        For example, if mortality or morbidity rates are higher than our pricing assumptions, we may be required to make greater claims payments on our insurance policies or pay claims sooner than we had projected. Concentrations of risk, by both geography and industry, may cause mortality or morbidity rates in our group insurance or individual disability insurance to be higher than anticipated.

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

Legal, regulatory and tax risks

Changes in laws or regulations may reduce our profitability.

        Our businesses are subject to comprehensive regulation and supervision throughout the U.S. and in the international markets in which we operate. We are also impacted by federal legislation and administrative policies in areas such as securities laws, employee benefit plan regulation, financial services regulations, U.S. federal taxation and international taxation. Changes in laws or regulations or the interpretation thereof could significantly increase our compliance costs and reduce our profitability. Failure to comply with applicable regulations may expose us to significant penalties, the suspension or revocation of licenses to conduct business and reputational damage.

  Changes in insurance regulations may reduce our profitability.

        Our insurance subsidiaries are subject to extensive supervision and regulation. In particular, in the U.S., the laws of the various states establish insurance departments with broad powers to supervise and regulate insurance companies. The supervision and regulation relate to numerous aspects of our business and financial condition, including insurance company laws that apply to PFG and to various transactions between our insurance companies and subsidiaries and other affiliates. The primary purpose of insurance regulation is to protect policyholders, not stockholders or creditors.

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

        State insurance guaranty associations have the right to assess insurance companies doing business in their state for funds to help pay the obligations of insolvent insurance companies to policyholders and claimants. Because the amount and timing of an assessment are beyond our control, the liabilities we have established for these potential assessments may not be adequate. In addition, regulators may change their interpretation or application of existing laws and regulations.

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

        State regulators have implemented a principles-based reserving ("PBR") approach for individual life insurance. The framework became effective in 2017 and can be adopted by companies for new business at any time during a permitted three-year transition period. Under the PBR framework, statutory reserves will reflect a combination of company experience and prescribed assumptions and methodologies. In addition, beginning in 2018, the NAIC is revising the valuation interest rates used to calculate statutory reserves for payout annuity products. The NAIC is also considering future changes to the statutory reserve requirements for individual deferred annuities. The ultimate financial impact of these changes is uncertain, but they could result in higher reserves, more volatile reserves and uncertain tax treatment.

        We have implemented reinsurance transactions utilizing affiliated reinsurers and highly rated third parties to finance a portion of the reserves for our term life insurance policies and universal life insurance policies with secondary guarantees. Our ability to enter into new reserve financing transactions will continue to be dependent on the cost and forms of financing available in the market and our ability to obtain required regulatory approvals. Once life insurance PBR becomes fully effective, there may no longer be any financial advantage to pursuing the use of these affiliate reinsurance transactions for new business. For additional information regarding our use of affiliated reinsurance transactions, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Statutory Insurance Financial Information."

        The NAIC is pursuing a variety of reforms to its risk-based capital ("RBC") framework. In addition, the NAIC may choose to revise the RBC formula in response to the Tax Cuts and Jobs Act ("U.S. tax reform") enacted on December 22, 2017. The NAIC is also pursuing the development of a group-wide capital calculation. This calculation is not intended to be a regulatory capital requirement, but it could be used by regulators in their supervisory process.

        Our international insurance businesses are also subject to comprehensive regulation and supervision from central and/or local governmental authorities in each country in which we operate. New interpretations of existing laws and regulations or the adoption of new laws and regulations may harm our international businesses, increase the cost of compliance and reduce our profitability in those businesses.

        The International Association of Insurance Supervisors ("IAIS") has proposed a common framework for the supervision of Internationally Active Insurance Groups ("IAIGs"). For systemic risk management, the Financial Stability Board is continuing to implement group supervisory and capital requirements for Global Systemically Important Insurers ("G-SIIs"). We currently are not designated as an IAIG or a G-SII. If we were so designated in the future, we may be subject to supervision and capital requirements beyond those applicable to any competitors without those designations. These international frameworks may influence the regulatory capital requirements in the jurisdictions in which we operate, potentially leading to an increase in our capital requirements.

  Changes in federal, state and international securities laws may reduce our profitability.

        Our asset management and accumulation and life insurance businesses are subject to various levels of regulation under federal, state and international securities laws. For example, insurance and investment products such as variable annuities, variable life insurance, mutual fund products and some funding agreements that constitute securities are subject to securities laws and regulations, including state securities regulation as well as federal regulation under the SEC, the Financial Industry Regulatory Authority and other regulatory authorities. These laws and regulations are primarily intended to protect investors in the securities markets or investment advisory or brokerage clients and generally grant supervisory agencies and self-regulatory organizations broad administrative powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations. Changes to these laws or regulations, or the interpretation thereof, that restrict the conduct of our business could significantly increase our compliance costs and reduce our profitability.

        The revised Markets in Financial Instruments Directive ("MiFID II") became effective across the European Union on January 3, 2018. MiFID II is designed to increase the transparency of financial markets and strengthen investor protections. Some of the key changes under MiFID II include enhanced disclosure and reporting requirements, enhanced business conduct and governance requirements, additional regulation of trading venues, new requirements regarding client commissions and payment for research and changes in the rules relating to independent investment advice and compensation. Initial and ongoing compliance with, and industry changes related to, MiFID II may lead to increased compliance and operating costs in PGI's investment management businesses.

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

        On June 9, 2017, most provisions of the Department of Labor's ("DOL's") fiduciary rule became applicable. The regulation broadens the definition of a fiduciary under ERISA to include persons providing investment advice to an employee benefit plan or an IRA for a fee or other compensation. The DOL also released two new prohibited transaction class exemptions and amendments to current prohibited transaction exemptions. Broker-dealers and advisors continue to work through the implications of the regulations on business models and how they proceed could impact our business. Even with this fluid environment, our preliminary assessment of the new regulation's impact to our business and future financial results indicates the costs will not have a significant effect on our financial condition or results of operations.

        The final applicability date for certain provisions of the DOL fiduciary rule, such as the Best Interest Contract Exemption, was originally scheduled for January 1, 2018. However, in November 2017, the DOL delayed the applicability date of these provisions to July 1, 2019. The delay in the applicability date will provide additional time for the DOL and the SEC to evaluate the rule's impact on access to financial information and advice. This evaluation may result in revisions to, or potentially rescission of, the rule.

        In addition, uncertainty or delay relating to the DOL fiduciary rule is driving increased state legislative and regulatory activity. Nevada expanded the scope of an existing state fiduciary duty in 2017, the NAIC has proposed addition of a "best interest" standard of care to its existing annuity suitability model, and the New York Department of Financial Services ("DFS") has proposed distinct "best interest" amendments to its existing annuity suitability regulation. The DFS amendments also include an expansion of the scope to sales of life insurance. Related state fiduciary or "best interest" legislation is expected in additional states in 2018.

  Financial services regulatory reform may reduce our profitability, impact how we do business or limit our ability to engage in certain capital expenditures.

        On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") became law. The Dodd-Frank Act makes extensive changes to the laws regulating financial services firms and requires various federal agencies to adopt a broad range of new implementation rules and regulations, including regulations surrounding the use of derivatives. The federal agencies were given significant discretion in drafting the implementation rules and regulations, and consequently, some of the impacts of the Dodd-Frank Act are not fully known yet. It is likely that new margining aspects of the law will increase hedging costs and possibly cause fundamental shifts to the way risks are hedged. Additionally, the Trump Administration has issued an Executive Order that calls for a comprehensive review of the Dodd-Frank Act. It is uncertain whether changes to, or legislative replacement of, the Dodd-Frank Act, if any, will result in a material effect on our business operations.

  Changes in cybersecurity or privacy regulations may reduce our profitability.

        We are subject to numerous federal, state, and international regulations regarding the privacy and security of personal information. These laws vary widely by jurisdiction. Recent regulations with a significant impact on our operations include the European Union ("EU") General Data Protection Regulation ("GDPR") and the New York Department of Financial Services Part 500 cybersecurity requirements for financial services companies. GDPR will become effective in May 2018 for EU data subjects. GDPR includes numerous protections for EU citizens, including but not limited to notification requirements for data breaches, the right to access personal data, and the right to be forgotten. The New York Department of Financial Services Part 500 cybersecurity requirements, which became effective in March 2017, focus on minimum standards for cybersecurity programs. It is anticipated that additional federal, state and international regulations will continue to be enacted in the future. Changes in existing cybersecurity and privacy regulations or the enactment of new regulations may increase our compliance costs and reduce our profitability. In addition, failure to comply with these regulations may lead to reputational damage, fines, and increased regulatory scrutiny.

  Changes in tax laws could increase our tax costs and reduce sales of our insurance, annuity and investment products.

        Many of the insurance, annuity, and investment products we issue receive favorable tax treatment under current U.S. federal income tax laws. Changes in U.S. federal income tax laws could reduce or eliminate the tax advantages of certain of our products, thus making these products less attractive to our customers. This may lead to a reduction in sales and deposits, which may adversely impact our profitability.

        In addition, we benefit from certain tax items, including but not limited to, dividends received deductions, tax credits (such as foreign tax credits), tax-exempt bond interest and insurance reserve deductions. From time to time, the U.S. Congress, as well as foreign, state and local governments, consider legislative changes that could reduce or eliminate the benefits associated with these and other tax items, some of which were impacted by the U.S. tax reform. The Organisation for Economic Co-operation and Development has released proposed policies around Base Erosion and Profit Shifting that more countries are enacting. Our profitability could be negatively impacted as such legislation is adopted by participating countries. We continue to evaluate the impact potential tax reform proposals may have on our future results of operations and financial condition.

        For a discussion of the impact of recently adopted tax legislation, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Income Taxes."

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

Changes in accounting standards may adversely affect our reported results of operations and financial condition.

        Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP"). From time to time, we are required to adopt new or revised accounting standards issued by the Financial Accounting Standards Board ("FASB"). The required adoption of future accounting standards may adversely affect our reported results of operations and financial condition. For a discussion of the impact of accounting pronouncements issued but not yet implemented, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies". The FASB is currently considering significant changes to the accounting standards for insurance contracts. While the effects of proposed changes in accounting standards on our financial statements cannot be meaningfully assessed, these proposed changes, if adopted, could have the potential to negatively impact our reported profitability and financial ratios. In addition, the required adoption of new accounting standards may result in significant incremental costs associated with initial implementation and ongoing compliance.

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

        Legal liability or adverse publicity with respect to current or future legal or regulatory actions, whether or not involving us, may affect our financial strength or reduce our profitability. For further discussion on litigation and regulatory investigation risk, see Item 3. "Legal Proceedings," Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Contingencies, Guarantees and Indemnifications" under the caption, "Litigation and Regulatory Contingencies" and Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Income Taxes" under the caption "Other Tax Information."

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

Risks relating to our business

Competition, including from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance, may impair our ability to retain existing customers, attract new customers and maintain our profitability.

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

        In the event competitors charge lower premiums or fees for substantially similar products, we may face pressure to lower our prices in order to attract and retain customers and distributors. Reductions in the premiums and fees we charge may adversely affect our revenues and profitability.

Damage to our reputation may adversely affect our revenues and profitability.

        Our continued success is dependent upon our ability to earn and maintain the trust and confidence of customers, distributors, employees and other stakeholders. Damage to our reputation may arise from a variety of sources including, but not limited to, litigation or regulatory actions, compliance failures, employee misconduct, unfavorable press coverage, and unfavorable comments on social media. Adverse developments within our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny. Any damage to our reputation could adversely affect our ability to attract and retain customers, distributors and employees, potentially leading to a reduction in our revenues and profitability.

A downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition.

        A.M. Best, Fitch, Moody's and S&P publish financial strength ratings on U.S. life insurance companies as well as some of our international insurance companies. These ratings indicate the applicable rating agency's opinion regarding an insurance company's ability to meet contractholder and policyholder obligations. These rating agencies also assign credit ratings on non-life insurance entities, such as PFG and Principal Financial Services, Inc. ("PFS"). Credit ratings indicate the applicable rating agency's opinion regarding a debt issuer's ability to meet the terms of debt obligations in a timely manner and are important factors in overall funding profile and ability to access external capital.

        Ratings are important factors in establishing the competitive position of insurance companies and maintaining public confidence in products being offered. Our ratings could be downgraded at any time without advance notice by any rating agency. A ratings downgrade, or the potential for such a downgrade, could, among other things:

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

        Certain of our variable annuity products include guaranteed minimum death benefits and/or guaranteed minimum withdrawal benefits. Periods of significant and sustained downturns in equity markets, increased equity volatility or reduced interest rates could result in an increase in the valuation of the future policy benefit or contractholder fund liabilities associated with such products, resulting in a reduction to net income. We use derivative instruments to attempt to mitigate changes in the liability exposure related to interest rate, equity market and volatility movements, and the volatility of net income associated with these liabilities. However, we remain liable for the guaranteed benefits in the event that derivative counterparties are unable or unwilling to pay. The liability exposure and volatility of net income may also be influenced by changes in market credit spreads reflecting our own creditworthiness, for which we do not attempt to hedge. In addition, we are subject to the risk that hedging and other management procedures prove ineffective or that unanticipated policyholder behavior or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. These, individually or collectively, may have a material adverse effect on our net income, financial condition or liquidity. We are also subject to the risk that the cost of hedging these guaranteed minimum benefits increases as implied volatilities increase and/or interest rates decrease, resulting in a reduction to net income.

If we are unable to attract and retain qualified employees and sales representatives and develop new distribution sources, our results of operations, financial condition and sales of our products may be adversely impacted.

        Our continued success is largely dependent on our ability to attract and retain qualified employees. We face intense competition in attracting and retaining key employees, including investment, marketing, finance, information technology, legal, compliance and other professionals. If we are unable to attract and retain qualified employees, our results of operations and financial condition may be adversely impacted.

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

An interruption in telecommunication, information technology, or other systems, or a failure to maintain the confidentiality, integrity, or availability of data residing on such systems, could disrupt our business, damage our reputation and adversely impact our profitability.

        We rely on telecommunication, information technology, and other systems to conduct business, including customer service, marketing and sales activities, customer relationship management and producing financial statements. In addition, we store and process confidential and proprietary business information on both company owned and third party managed systems.

        Financial services companies have increasingly become targets of cyberattacks resulting in unauthorized access to confidential information, theft of funds from online accounts, disruption or degradation of service or other damage.

These attacks may take a variety of forms, including web application attacks, denial of service attacks, ransomware and other viruses or malware and social engineering, including phishing. While we have policies, procedures, security controls and monitoring, automation and backup plans designed to prevent, or limit the effect of failure, the sophistication of cybercriminals may still result in disruptions or breaches beyond our control. The failure of our telecommunication, information technology, or other systems, for any reason, could disrupt our operations, result in the loss of customer business and adversely impact our profitability.

        Any compromise of the security of our systems that results in the disclosure of personally identifiable customer or employee information could damage our reputation, deter customers from purchasing our products and services, expose us to litigation, increase regulatory scrutiny and require us to incur significant technical, legal and other expenses. In addition, data breaches impacting other companies, such as the Equifax data breach in 2017, may allow cybercriminals to obtain personally identifiable information about our customers. Cybercriminals may then use this information to attempt to gain unauthorized access to our customers' accounts, which could have a material adverse impact on our reputation, results of operations, and financial condition.

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

We face risks arising from our participation in joint ventures.

        We participate in joint ventures, primarily in our international businesses and real estate investment operations. In these joint ventures, we lack complete management and operational control over the operations, and our joint venture partners may have objectives that are not fully aligned with our interests. These factors may limit our ability to take action to protect or increase the value of our investment in the joint venture.

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

        The occurrence of pandemic disease, man-made disasters such as terrorist attacks and military actions, and natural disasters could adversely affect our operations, net income or financial condition. For example, our mortality and morbidity experience could be adversely impacted by a catastrophic event. In addition, a severe catastrophic event may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. The resulting macroeconomic conditions could adversely affect our cash flows, as well as the value and liquidity of our invested assets. We may also experience operational disruptions if our employees are unable or unwilling to come to work due to a pandemic or other catastrophe.

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

        Atmospheric concentrations of carbon dioxide and other greenhouse gases have increased dramatically since the industrial revolution, resulting in a gradual increase in global average temperatures and an increase in the frequency and severity of natural disasters. These trends are expected to continue in the future and have the potential to impact nearly all sectors of the economy to varying degrees. We cannot predict the long-term impacts of climate change, but we will continue to monitor new developments in the future.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2017, we owned 33 properties in our home office complex in Des Moines, Iowa, and in various other locations. Of these 33 properties, 17 are office buildings, 1 is a warehouse facility, 12 are parking lots and ramps, 1 is a park/green space, 1 is a childcare center and 1 is a power generation plant. Of the office and warehouse space, we occupy approximately 92.5% of the 2.6 million square feet of space in these buildings. The balance of the space in these buildings is rented to commercial tenants or is occupied by the property management company servicing these properties. We lease office space for various offices located throughout the U.S. and internationally. We believe that our owned and leased properties are suitable and adequate for our current business operations.

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

        Timothy M. Dunbar, 60, has been Executive Vice President of the Company and Principal Life and Chief Investment Officer of the Company since January 2014. Prior to that date, he served as Senior Vice President of the Company and Principal Life since 2011, and Chief Investment Officer of the Company and Principal Life since January 2013. Prior to that date, Mr. Dunbar was in charge of Strategy and Finance for the Company and Principal Life in 2011 and 2012, overseeing the business management and strategic direction of the capital markets, corporate strategy and corporate treasury areas. He retains his responsibility for capital markets. Mr. Dunbar previously served as the executive director and head of equities for Principal Global Investors from 2004 until 2011.

        Nora M. Everett, 58, has been President, Retirement and Income Solutions of the Company and Principal Life since March 2015. Prior to her current position, she served as President and Chief Executive Officer of Principal Funds since 2008 and Senior Vice President and Deputy General Counsel of the Company and Principal Life since 2004.

        Amy C. Friedrich, 46, has been President of U.S. Insurance Solutions since May 2017. Prior to that time, she was Senior Vice President of the Specialty Benefits Insurance division of U.S. Insurance Solutions since 2015, and Vice President of Specialty Benefits since 2008.

        Daniel J. Houston, 56, has been a director of the Company and Principal Life and President and Chief Executive Officer of the Company and Principal Life since August 2015. Prior to that date, he held the same positions except was Chief Operating Officer (and not Chief Executive Officer) since November 2014. Previously, he served as President, Retirement, Insurance and Financial Services of the Company and Principal Life since 2010. He was President, Retirement and Income Solutions of the Company and Principal Life from 2008 until 2010, and was Executive Vice President, Retirement and Income Solutions of the Company and Principal Life from 2006 to 2008.

        Julia M. Lawler, 58, serves as Senior Vice President and Chief Risk Officer of the Company and Principal Life effective January 1, 2018. Prior to that time, she served as Senior Executive Director Multi-Asset Allocation since 2015, was Chief Investment Officer of Retirement and Income Solutions since 2014, and previously served as Senior Vice President and Chief Investment Officer of the Company and Principal Life since 2002.

        James P. McCaughan, 64, who heads the Principal Global Investors segment of our operations, has been President, Principal Global Investors of the Company and Principal Life since 2003.

        Gary P. Scholten, 60, has been Chief Digital Officer since May 2017 and Executive Vice President and Chief Information Officer of the Company and Principal Life since February 2014. Prior to that date, he was Senior Vice President and Chief Information Officer of the Company and Principal Life since 2002.

        Karen E. Shaff, 63, has been Executive Vice President and General Counsel of the Company and Principal Life since 2004 and, in addition, Secretary of the Company and Principal Life since January 2014. Prior thereto, she was Senior Vice President and General Counsel of the Company since 2001, and Senior Vice President and General Counsel of Principal Life since 2000.

        Deanna D. Strable-Soethout, 49, has been Executive Vice President and Chief Financial Officer of the Company and Principal Life since February 2017. Prior to that date, she was Executive Vice President of the Company and Principal Life since September 2016 and President, U.S. Insurance Solutions of the Company and Principal Life since March 2015. Prior to that, she served as Senior Vice President of the Company and Principal Life since 2006.

        Luis Valdes, 60, has been the head of the Principal International segment of our operations since 2012, has been President, Principal International of the Company and Principal Life since 2011. Prior to his current position, he was Senior Vice President and President — PFG Latin America of the Company and Principal Life since 2010, and was Vice President — Principal International of Principal Life from 2000 until 2010.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock began trading on the New York Stock Exchange under the symbol "PFG" on October 23, 2001. Prior to such date, there was no established public trading market for our common stock. Effective December 15, 2017, we changed our listing to the Nasdaq Global Select Market and began trading under the symbol "PFG". On February 2, 2018, there were 280,782 stockholders of record of our common stock.

        The following table presents the high and low prices per share for our common stock for the periods indicated and the dividends declared per share during such periods.

	High	Low	Dividends declared
2017
First quarter	$64.65	$56.12	$0.45
Second quarter	$66.12	$60.35	$0.46
Third quarter	$67.73	$59.62	$0.47
Fourth quarter	$72.23	$64.46	$0.49
2016
First quarter	$44.30	$33.09	$0.38
Second quarter	$44.90	$38.03	$0.39
Third quarter	$51.72	$38.84	$0.41
Fourth quarter	$61.34	$50.96	$0.43

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

        The following table presents the amount of our share purchase activity for the periods indicated:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value of shares that may yet be purchased under the programs (in millions) (2)
January 1, 2017 - January 31, 2017	604,484	$58.55	596,709	$183.0
February 1, 2017 - February 28, 2017	655,087	$60.57	376,814	$160.8
March 1, 2017 - March 31, 2017	1,072,130	$63.19	961,667	$100.0
April 1, 2017 - April 30, 2017	1,125	$62.75	—	$100.0
May 1, 2017 - May 31, 2017	117,417	$61.60	117,000	$342.8
June 1, 2017 - June 30, 2017	302,843	$63.45	302,843	$323.6
July 1, 2017 - July 31, 2017	117,572	$64.60	117,700	$316.0
August 1, 2017 - August 31, 2017	297,683	$63.61	297,196	$297.1
September 1, 2017 - September 30, 2017	358,548	$61.93	356,374	$275.0
October 1, 2017 - October 31, 2017	1,509	$50.30	—	$275.0
November 1, 2017 - November 30, 2017	33,444	$68.03	—	$275.0
December 1, 2017 - December 31, 2017	255	$71.53	—	$275.0

Total	3,562,097		3,126,303

(1)
Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of a publicly announced program.

(2)
In February 2016, our Board of Directors authorized a repurchase program of up to $400.0 million of our outstanding common stock. In May 2017, our Board of Directors authorized an additional repurchase of up to $250.0 million of our outstanding common stock.

Item 6.    Selected Financial Data

        The following table sets forth certain selected historical consolidated financial information. We derived the consolidated financial information (except for amounts referred to as "Other Supplemental Data") for each of the years ended December 31, 2017, 2016 and 2015 and as of December 31, 2017 and 2016 from our audited consolidated financial statements and notes to the financial statements included in this Form 10-K. We derived the consolidated financial information (except for amounts referred to as "Other Supplemental Data") for the years ended December 31, 2014 and 2013 and as of December 31, 2015, 2014 and 2013 from our audited consolidated financial statements not included in this Form 10-K. The following summary of consolidated financial information (except for amounts referred to as "Other Supplemental Data") has been prepared in accordance with U.S. GAAP.

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

	As of or for the year ended December 31,
	2017 (1)	2016 (1)	2015 (1)	2014	2013
	($ in millions, except per share data and as noted)
Income Statement Data:
Revenue:
Premiums and other considerations	$6,217.4	$5,299.1	$5,310.3	$3,722.9	$3,154.1
Fees and other revenues	3,892.3	3,627.4	3,653.1	3,482.1	3,222.2
Net investment income	3,459.3	3,296.5	3,052.1	3,257.9	3,138.4
Net realized capital gains (losses)	524.2	171.1	(51.1)	14.7	(225.2)

Total revenues	$14,093.2	$12,394.1	$11,964.4	$10,477.6	$9,289.5

Income from continuing operations, net of related income taxes	$2,324.5	$1,361.8	$1,253.2	$1,176.4	$936.1
Net income	$2,324.5	$1,361.8	$1,253.2	$1,176.4	$936.1
Earnings per Share Data:
Income from continuing operations, net of related income taxes, per share:
Basic	$8.00	$4.55	$4.11	$3.70	$2.99
Diluted	$7.88	$4.50	$4.06	$3.65	$2.95
Net income per share:
Basic	$8.00	$4.55	$4.11	$3.70	$2.99
Diluted	$7.88	$4.50	$4.06	$3.65	$2.95
Dividends declared per common share	$1.87	$1.61	$1.50	$1.28	$0.98
Balance Sheet Data:
Total assets	$253,941.2	$228,014.3	$218,660.3	$219,087.0	$208,191.4
Long-term debt	$3,178.4	$3,125.7	$3,265.2	$2,531.2	$2,601.4
Series A preferred stock	$—	$—	$—	$—	$—
Series B preferred stock	$—	$—	$—	$0.1	$0.1
Total stockholders' equity	$12,921.9	$10,293.8	$9,377.4	$10,232.0	$9,777.0
Other Supplemental Data:
AUM ($ in billions)	$668.6	$591.6	$527.4	$519.3	$483.2

(1)
For a discussion of items materially affecting the comparability of 2017, 2016 and 2015, please see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Transactions Affecting Comparability of Results of Operations."

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following analysis discusses our financial condition as of December 31, 2017, compared with December 31, 2016, our consolidated results of operations for the years ended December 31, 2017, 2016 and 2015, and, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our audited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-K.

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

Economic Factors and Trends

        Positive market performance and net customer cash flows led to account value increases in our Retirement and Income Solutions segment. Positive market performance has also led to AUM increases in our Principal Global Investors segment. Since account values and AUM are the base by which these businesses generate revenues, the increase in account values and AUM has contributed to the overall improvement of our fee revenues in these segments.

        In our Principal International segment, we continued to grow our business organically through our existing subsidiaries and joint ventures and through strategic acquisitions and start-up operations. Local currency AUM, a key indicator of earnings growth for the segment, increased significantly as a result of positive net customer cash flows and market performance. The financial results for the Principal International segment are also impacted by fluctuations of the foreign currency to U.S. dollar exchange rates for the locations in which we have business.

        The U.S. Insurance Solutions segment has been impacted by lower interest rates in recent years, which has caused spread compression and led to higher reserves. We have mitigated some of the impact through changes in our investment strategy and changes to certain product offerings.

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

        The fair values of our public fixed maturities are primarily based on market prices from third party pricing vendors. We have regular interactions with these vendors to ensure we understand their pricing methodologies and to confirm they are utilizing observable market information. In addition, 6% of our invested asset portfolio as of December 31, 2017, was invested in privately placed fixed maturities with no readily available market quotes to determine the fair market value. The majority of these assets are valued using a matrix pricing valuation approach that utilizes observable market inputs. In the matrix approach, securities are grouped into pricing categories that vary by sector, rating and average life. Each pricing category is assigned a risk spread based on studies of observable public market data from the investment professionals assigned to specific security classes. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread. Although the matrix valuation approach provides a fair valuation of each pricing category, the valuation of an individual security within each pricing category may be impacted by company specific factors. This excludes privately placed securities subject to Rule 144A of the Securities Act of 1933 that are primarily based on market prices from third party pricing vendors, similar to public fixed maturities.

        If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of December 31, 2017, less than 1% of our total fixed maturities were Level 3 securities valued using internal pricing models. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements" for further discussion.

        The $1,130.5 million increase in net unrealized gains from U.S. investment operations for the year ended December 31, 2017, can primarily be attributed to tightening of credit spreads. For additional information about interest rate risk see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk".

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

        A number of significant risks and uncertainties are inherent in the process of monitoring credit impairments and determining if an impairment is other than temporary. These risks and uncertainties include: (1) the risk that our assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer; (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; (3) the risk that our investment professionals are making decisions based on fraudulent or misstated information in the financial statements provided by issuers and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to not sell the security prior to recovery of its amortized cost. Any of these situations could result in a charge to net income in a future period. As of December 31, 2017, we had $14,657.2 million in AFS fixed maturities with gross unrealized losses totaling $267.0 million. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as movement in credit spreads.

        Mortgage Loans.    Mortgage loans consist primarily of commercial mortgage loans on real estate. As of December 31, 2017, the carrying value of our commercial mortgage loans was $12,871.5 million. Commercial mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances.

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

        We have a large experienced commercial real estate staff centrally located in Des Moines, which includes commercial mortgage underwriters, loan closers, loan servicers, engineers, appraisers, credit analysts, research staff, legal staff, information technology personnel and portfolio managers. Experienced commercial real estate senior management adheres to a disciplined process in reviewing all transactions for approval on a consistent basis. During 2017, the typical new commercial mortgage loan at origination averaged 51% loan-to-value with a 2.5 times debt service coverage ratio and was internally rated A on a bond equivalent basis. Our entire commercial mortgage loan portfolio averaged 45% loan-to-value ratio with a 2.7 times debt service coverage ratio as of December 31, 2017. We believe the large equity cushion and strong debt service coverage in our commercial mortgage loan investments should help insulate us from stress during times of weak commercial real estate fundamentals.

Derivatives

        We use derivatives primarily to hedge or reduce exposure to market risks. The fair values of exchange-traded derivatives are determined through quoted market prices. Exchange-traded derivatives include futures that are settled daily, which reduces their fair value in the consolidated statements of financial position. The fair values of privately negotiated contracts, which are usually referred to as over-the-counter ("OTC") derivatives, that are cleared through centralized clearinghouses are determined through market prices published by the clearinghouses. Beginning in 2017, variation margin associated with OTC cleared derivatives is settled daily, which reduces their fair value in the consolidated statements of financial position. The fair values of non-cleared OTC derivatives are determined using either pricing valuation models that utilize market observable inputs or broker quotes. On an absolute fair value basis as of December 31, 2017, 95% of our OTC derivative assets and liabilities were valued using pricing valuation models and the remaining 5% using broker quotes. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements" for further discussion. The fair values of our derivative instruments can be impacted by changes in interest rates, foreign exchange rates, credit spreads, equity indices and volatility, as well as other contributing factors. For additional information see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk".

        We also issue certain annuity contracts and other insurance contracts that include embedded derivatives that have been bifurcated from the host contract. They are valued using a combination of historical data and actuarial judgment. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements" for further discussion. We include our assumption for own non-performance risk in the valuation of these embedded derivatives. As our credit spreads widen or tighten, the fair value of the embedded derivative liabilities decrease or increase, leading to an increase or decrease in net income. If the current market credit spreads reflecting our own creditworthiness move to zero (tighten), the reduction to net income would be approximately $101.0 million, net of DAC and income taxes, based on December 31, 2017, reported amounts. In addition, the policyholder behavior assumptions used in the valuation of embedded derivatives include risk margins, which increase the fair value of the embedded derivative liabilities.

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

        For individual variable life insurance, individual variable annuities and group annuities that have separate account U.S. equity investment options, we utilize a mean reversion methodology (reversion to the mean assumption), a common industry practice, to determine the future domestic equity market growth rate assumption used for the calculation of EGPs. If actual annualized U.S. equity market performance varies from our 8% long-term assumption, we assume different performance levels in the short-term such that the weighted average return is equal to the long-term assumption over the mean reversion period. However, our mean reversion process generally limits assumed returns to a range of 4-12% during the mean reversion period. For additional details concerning methods of DAC amortization see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies — Deferred Acquisition Costs."

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

        Recoverability.    DAC and sales inducement assets are subject to recoverability testing at the time of policy issue and loss recognition testing on an annual basis, or when an event occurs that may warrant loss recognition. If loss recognition or impairment is necessary, the asset balances are written off to the extent it is determined that future policy premiums and investment income or gross profits are not adequate to cover the balances.

        Actuarial Assumption Updates.    We periodically review and update actuarial assumptions that are inputs to the models for DAC and other actuarial balances and make model refinements as necessary. For more information see "Transactions Affecting Comparability of Results of Operations — Other — Actuarial Assumption Updates."

        Sensitivities.    As of December 31, 2017, the net balance of DAC and related actuarial balances, excluding balances affected by changes in other comprehensive income ("OCI"), was a $1,254.4 million asset. We perform sensitivity analyses to assess the impact that certain assumptions have on these balances. The following table shows the estimated immediate impact of various assumption changes on our DAC and related actuarial balances.

Estimated impact to net income (1)
(in millions)
Reducing the future equity return assumption by 1%	$(8)
Reducing the long-term general account investment yield assumption by 0.5%	(34)

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

        As our business changes, we review the reporting units at which goodwill and other intangible assets are tested. Through this review in 2017, we determined we should change Principal International's reporting units from country level to regional level. Principal International's reporting units are structured at the regional level and management is in place to oversee each region. Management reviews and assesses our position as a retirement leader and our respective international product offerings in each of our markets collectively, and reports results primarily at the regional level. The reorganization of the reporting units did not involve a split of any previously identified reporting units; therefore, the country level reporting units were merely combined into new reporting units and the relative fair value assessment model did not apply.

        The operating segments and associated reporting units at which we perform our testing are as follows:

  •
  Retirement and Income Solutions: Retirement and Income Solutions — Fee and Retirement and Income Solutions — Spread

  •
  Principal Global Investors: Equity Investments, Fixed Income Investments, Real Estate and Other Alternative Investments, Mutual Funds Complex

  •
  Principal International: Latin America and Asia

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

        In Step 1 of the evaluation, the fair value of each reporting unit is determined and compared to the carrying value of the reporting unit. If the fair value is greater than the carrying value, the carrying value of the reporting unit is deemed to be recoverable, and Step 2 is not required. After completion of our 2017 Step 1 analysis, it was determined that fair values exceeded the carrying amounts for all businesses one level below the operating segment and we did not have any business at risk of failing the Step 1 goodwill impairment test. If the fair value estimate had been less than the carrying value, it is an indicator that impairment may exist, and Step 2 would be required. In Step 2, the reporting unit's goodwill implied fair value is determined. The reporting unit's fair value as determined in Step 1 is assigned to all of its net assets (recognized and unrecognized) as if the reporting unit were acquired in a business combination as of the date of the impairment test. If the implied fair value of the reporting unit's goodwill is lower than its carrying amount, goodwill is impaired and written down to its implied fair value.

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

        For the income model, we determine fair value based on the present value of the most recent income projections for each reporting unit and calculate a terminal value utilizing a terminal growth rate. The significant assumptions in the income model include: income projections, including the underlying assumptions; discount rate and terminal growth rate.

        For the distributable cash flow model, we determine fair value based on the present value of projected statutory net income and changes in required capital to determine distributable income for the respective reporting unit. The significant assumptions in the distributable cash flow model include: required capital levels; income projections, including the underlying assumptions; discount rate; new business projection period and new business production growth. We did not recognize an impairment in our 2017 consolidated statement of operations.

        Other Intangible Assets.    U.S. GAAP permits entities to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of an intangible asset with an indefinite life is less than its carrying amount to determine whether it is necessary to perform a quantitative assessment. We utilize the qualitative approach on a limited basis for testing of intangible assets with indefinite lives. Intangible assets with finite lives are amortized as related benefits emerge and are reviewed periodically for indicators of impairment in value. If facts and circumstances suggest possible impairment, the sum of the estimated undiscounted future cash flows expected to result from the use of the asset is compared to the current carrying value of the asset. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized for the excess of the carrying amount of assets over their fair value. For those assets amortized as related benefits emerge, the most significant assumptions involved in the estimation of future benefits include surrender/lapse rates and margins. We did not recognize an impairment in our 2017 consolidated statement of operations.

        Sensitivities.    In connection with our annual impairment testing process, we performed a sensitivity analysis for goodwill impairment with respect to each of our reporting units and determined that a hypothetical 10% decline in the fair value would not result in an impairment of goodwill for any reporting unit. The most significant goodwill and other intangible assets within our 2017 consolidated statement of financial position resulted from our 2013 acquisition of Cuprum, whereby we recorded $631.8 million of goodwill, and from our 2006 purchase of WM Advisors, Inc., whereby we acquired $608.0 million of investment management contracts which are considered an indefinite-lived intangible. We cannot predict certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $1,068.8 million and $1,314.7 million, respectively, as of December 31, 2017. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, interest rate movements, declines in the equity markets, the legal environment in which the businesses operate or a material negative change in our relationships with significant customers. For further information see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies," and "Note 2, Goodwill and Other Intangible Assets."

Insurance Reserves

        Reserves are liabilities representing estimates of the amounts that will come due, at some point in the future, to or on behalf of our policyholders. U.S. GAAP, allowing for some degree of managerial judgment, provides guidance for establishing reserves.

        Future policy benefits and claims include reserves for individual traditional and group life insurance, disability, medical and long-term care insurance and individual and group annuities that provide periodic income payments. These reserves are computed using assumptions of mortality, morbidity, lapse, investment performance and expense. These assumptions are based on our experience, industry results, emerging trends and future expectations. For long-duration insurance contracts, once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy. However, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves may also be established for short-duration contracts to provide for expected future losses. Our reserve levels are reviewed throughout the year using internal analysis including, among other things, experience studies, claim development analysis and annual loss recognition analysis. To the extent experience indicates potential loss recognition, we recognize losses on certain lines of business. The ultimate accuracy of the assumptions on these long-tailed insurance products cannot be determined until the obligation of the entire block of business on which the assumptions were made is extinguished. Short-term variances of actual results from the assumptions used in the computation of the reserves are reflected in current period net income and can impact quarter-to-quarter net income.

        Future policy benefits and claims also include reserves for incurred but unreported disability, medical, dental, vision, critical illness and life insurance claims. We recognize claims costs in the period the service was provided to our policyholders. However, claims costs incurred in a particular period are not known with certainty until after we receive, process and pay the claims. We determine the amount of this liability using actuarial methods based on historical claim payment patterns as well as emerging cost trends, where applicable, to determine our estimate of claim liabilities. We also look back to assess how our prior periods' estimates developed. To the extent appropriate, changes in such development are recorded as a change to current period claim expense. Historically, the amount of the claim reserve adjustment made in subsequent reporting periods for prior period estimates have been within a reasonable range given our normal claim fluctuations.

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

        The assumed discount rate is determined by projecting future benefit payments inherent in the Projected Benefit Obligation and discounting those cash flows using a spot yield curve for high quality corporate bonds. Our assumed discount rates were 3.60% for our pension plans and 3.35% for our OPEB plans as of December 31, 2017. Typically, a 0.25% decrease in the discount rate would increase the pension benefits Projected Benefit Obligation and the Net Periodic Pension Cost ("NPPC") by approximately $128.7 million and $5.3 million, respectively. Typically, a 0.25% decrease in the discount rate would increase the OPEB accumulated postretirement benefit obligation by approximately $2.5 million and would have a nominal impact on the Net Periodic Benefit Cost ("NPBC"). Typically, a 0.25% increase in the discount rate would result in decreases in benefit obligations and expenses at a level generally commensurate with those noted above.

        The assumed long-term rate of return on plan assets is set at the long-term rate expected to be earned based on the long-term investment policy of the plans and the various classes of the invested funds. Historical and future expected returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall long-term rate for each asset class was developed by combining a long-term inflation component, the real risk-free rate of return and the associated risk premium. A weighted average rate was developed based on long-term returns for each asset class, the plan's target asset allocation policy and the tax structure of the trusts. For the 2017 NPPC and 2017 NPBC, a 6.70% and 4.40% weighted average long-term rate of return was used, respectively. For the 2018 NPPC and 2018 NPBC, a 6.30% and 4.85% weighted average long-term rate of return assumption, respectively, will be used. Typically, a 0.25% decrease in the assumed long-term rate of return would increase the NPPC by approximately $6.2 million and the NPBC by approximately $1.7 million. Typically, a 0.25% increase in this rate would result in a decrease to expense at the same levels. The assumed return on plan assets is based on the fair market value of plan assets as of December 31, 2017.

        The compensation increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy, including inflation.

        Actuarial gains and losses are amortized using a straight-line amortization method over the average remaining service period of employees, which is approximately 10 years for pension costs and approximately 4 years for OPEB costs.

The qualified pension plan does not utilize the allowable corridor, while the nonqualified pension plan and OPEB plans utilize the 10% corridor. Prior service costs are amortized on a weighted average basis over approximately 7 years for pension costs and 2 years for OPEB costs. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Employee and Agent Benefits" for further discussion.

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

        U.S. federal and state deferred income taxes have not been provided on approximately $1,331.2 million and $1,088.4 million of accumulated but undistributed earnings from operations of foreign subsidiaries as of December 31, 2017 and 2016, respectively. We do not record U.S. federal and state deferred income taxes on foreign earnings not expected to be distributed to the U.S. We apply an exception to the general rule, which under U.S. GAAP otherwise requires the recording of U.S. deferred income taxes on the anticipated repatriation of foreign earnings as recognized for financial reporting purposes. The exception permits us to not record a U.S. deferred income tax liability on foreign earnings we expect to be indefinitely reinvested in our foreign operations. The related deferred income taxes will be recorded in the period it becomes apparent we can no longer positively assert some or all the undistributed earnings will remain invested into the foreseeable future.

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

        We had $231.8 million and $242.9 million of current income tax receivables associated with outstanding audit issues reported as other assets in our consolidated statements of financial position as of December 31, 2017 and 2016, respectively. We believe there are adequate defenses against, or sufficient provisions for, the contested issues, but final resolution of contested issues could take several years while legal remedies are pursued. Consequently, we do not anticipate the ultimate resolution of audits ongoing or not yet commenced to have a material impact on our net income.

        The effects of tax legislation are recognized in the period of enactment. The effects of the U.S. tax reform were reflected in the 2017 financial statements as determined or as reasonably estimated provisional amounts based on available information subject to interpretation in accordance with the SEC's Staff Accounting Bulletin No. 118 ("SAB 118"). SAB 118 provides guidance on accounting for the effects of the U.S. tax reform where our determinations are incomplete but we are able to determine a reasonable estimate. A final determination is required to be made within a measurement period not to extend beyond one year from the enactment date of the U.S. tax reform. The provisional amount is primarily associated with estimation of the one-time deemed repatriation tax considering complexity as well as limited and changing technical tax guidance. Further, the provisional amount also applies in regard to other potential technical interpretations of accounting and taxing authorities related to elements of the U.S. tax reform subject to change. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Income Taxes" for further discussion.

Recent Events

MetLife Afore

        On October 26, 2017, we announced an agreement to acquire full ownership of MetLife Afore, MetLife, Inc.'s mandatory pension business in Mexico, subject to regulatory approvals. The acquisition grows the scale of our existing AFORE operations within the Principal International segment by increasing AUM by approximately $3.7 billion and adding 0.7 million customers. The combined AFORE business is expected to be the 5th largest in terms of AUM and 6th largest in terms of customers in Mexico. We expect the transaction to close in the first half of 2018.

INTERNOS

        On November 30, 2017, we announced an expansion of both our European business and our global real estate capabilities through the acquisition of INTERNOS, a London-based European real estate investment manager with $3.25 billion in AUM as of September 30, 2017, and more than 100 full-time employees across eight European countries. The acquisition is expected to close in the first half of 2018, subject to regulatory approval. Once approved, INTERNOS will become Principal Real Estate Investors Europe and operate as our dedicated European real estate private equity investment boutique. Principal Real Estate Investors Europe will be reported within the Principal Global Investors segment.

CIMB Joint Ventures

        On January 11, 2018, we and CIMB announced a realignment of our ownership stakes in our joint ventures, CPAM and CPIAM. Once complete, we will increase our ownership stake to 60% with CIMB retaining 40% ownership and co-management of both CPAM and CPIAM. Our investment in both entities will continue to be reported within the Principal International segment upon completion of the agreement. We expect the transaction to close in the second quarter of 2018 subject to regulatory approvals across the region.

Transactions Affecting Comparability of Results of Operations

Acquisition

        We entered into an acquisition agreement for the following business.

        AXA Hong Kong Pension Business.    On September 1, 2015, we finalized the purchase of AXA's MPF and ORSO pension business in Hong Kong for $335.5 million. As part of the transaction, we entered into an exclusive 15-year distribution agreement with AXA to provide co-branded pension products through AXA's extensive agency network in Hong Kong. We more than doubled the AUM in our Hong Kong pension business to $5.9 billion. AXA's MPF and ORSO pension business is consolidated within the Principal International segment.

Other

        Tax Cuts and Jobs Act.    U.S. tax reform made broad and complex changes to the U.S. Internal Revenue Code applicable to us. The primary impact on our 2017 financial results was associated with the effect of reducing the U.S. statutory tax rate from 35% to 21% on our deferred tax balances as of December 31, 2017, and a one-time deemed repatriation tax on certain unremitted earnings of foreign subsidiaries. Other provisions of U.S. tax reform not effective until January 1, 2018, include, but are not limited to: 1) provisions reducing the dividends received deduction; 2) essentially eliminating U.S. federal income taxes on dividends from foreign subsidiaries; 3) retaining an element of current inclusion of certain earnings of controlled foreign corporations; 4) eliminating the corporate alternative minimum tax ("AMT") and 5) changing how existing AMT credits will be realized. Net income attributable to Principal Financial Group, Inc. for the year ended December 31, 2017, benefited $568.3 million from the impact of the U.S. tax reform.

        Actuarial Assumption Updates.    We periodically review and update actuarial assumptions that are inputs to the models for DAC and other actuarial balances and make model refinements as necessary. During the third quarter of 2017, assumption updates and model refinements were made resulting in an unlocking of DAC and other actuarial balances that decreased total company net income by $26.6 million for the year ended December 31, 2017. The pre-tax operating earnings impact was $(32.8) million for our U.S. Insurance Solutions segment, $(21.8) million for our Retirement and Income Solutions segment and $(11.8) million for our Principal International segment for the year ended December 31, 2017.

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

        The individual life insurance business actuarial assumption updates and model refinements had the most significant impact and affected several line items within our income statement. The following table presents the increase (decrease) on the individual life insurance income statement line items for the years ended December 31, 2017, 2016 and 2015.

	For the year ended December 31,
	2017	2016	2015
	(in millions)
Pre-tax operating earnings (losses)	$(47.0)	$(43.2)	$64.6
Fee revenues	14.2	(9.5)	(3.0)
Benefits, claims and settlement expenses	18.5	53.6	(43.5)
Dividends to policyholders	—	8.2	—
Operating expenses	42.7	(28.1)	(24.1)

Real Estate Transactions

        In an effort to adjust the concentration of our real estate holdings in Southern California, improve the liquidity of our real estate portfolio and gain control of certain properties that were jointly owned, we entered an exchange agreement to exit certain real estate joint ventures in September 2017. The transaction resulted in us transferring our interest in certain real estate properties in exchange for our joint venture partner's interest in certain other real estate properties. In a subsequent transaction we sold certain of these real estate properties to a third party. Both transactions closed in September 2017.

        We recognized a $690.9 million net pre-tax realized capital gain ($410.8 million net after-tax realized capital gain) for the year ended December 31, 2017, as a result of these transactions. For additional information related to these transactions, see Item 1. "Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 3, Investments" under the caption, "Real Estate Transactions."

Chilean Legal Entity Merger

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

        Foreign currency exchange rate fluctuations create variances in our financial statement line items. The most significant impact occurs within our Principal International segment where pre-tax operating earnings were positively impacted $12.6 million and negatively impacted $25.3 million for the years ended December 31, 2017 and 2016, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. This impact was calculated by comparing (a) the difference between current year results and prior year results to (b) the difference between current year results and prior year results translated using current year exchange rates for both periods. We use this approach to calculate the impact of exchange rates on all revenue and expense line items. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk."

Effects of Inflation

        The impact of inflation has not had a material effect on our annual consolidated results of operations over the past three years. However, we may be materially affected by inflation in the future.

Variable Investment Income

        Variable investment income includes certain types of investment returns such as prepayment fees and income (loss) from certain elements of our other alternative asset classes, including results of value-add real estate sales activity. Due to its unpredictable nature, variable investment income may or may not be material to our financial results for a given reporting period and may create variances when comparing different reporting periods. For additional information, see "Investment Results."

Recent Regulatory Changes

        On June 9, 2017, most provisions of the DOL fiduciary rule became applicable. The regulation broadens the definition of a fiduciary under ERISA to include persons providing investment advice to an employee benefit plan or an IRA for a fee or other compensation. The DOL also released two new prohibited transaction class exemptions and amendments to current prohibited transaction exemptions. Broker-dealers and advisors continue to work through the implications of the regulations on business models, and how they proceed could impact our business. Even with this fluid environment, our assessment of the regulation's impact to our business and future financial results indicates the costs will not have a significant effect on our financial condition or results of operations.

        The final applicability date for certain provisions of the DOL fiduciary rule, such as the Best Interest Contract Exemption, was originally scheduled for January 1, 2018. However, in November 2017, the DOL delayed the applicability date of these provisions to July 1, 2019. The delay in the applicability date will provide additional time for the DOL and the SEC to evaluate the rule's impact on access to financial information and advice. This evaluation may result in revisions to, or potentially rescission of, the rule.

Recent Accounting Changes

        For recent accounting changes, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies" under the caption, "Recent Accounting Pronouncements."

Results of Operations

        The following table presents summary consolidated financial information for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2017 vs. 2016	2016 vs. 2015
	2017	2016	2015
	(in millions)
Revenues:
Premiums and other considerations	$6,217.4	$5,299.1	$5,310.3	$918.3	$(11.2)
Fees and other revenues	3,892.3	3,627.4	3,653.1	264.9	(25.7)
Net investment income	3,459.3	3,296.5	3,052.1	162.8	244.4
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	606.0	269.5	(20.9)	336.5	290.4
Net other-than-temporary impairment losses on available-for-sale securities	(28.7)	(98.8)	(0.8)	70.1	(98.0)
Other-than-temporary impairment losses on fixed maturities available-for-sale reclassified to (from) other comprehensive income	(53.1)	0.4	(29.4)	(53.5)	29.8

Net impairment losses on available-for-sale securities	(81.8)	(98.4)	(30.2)	16.6	(68.2)

Net realized capital gains (losses)	524.2	171.1	(51.1)	353.1	222.2

Total revenues	14,093.2	12,394.1	11,964.4	1,699.1	429.7
Expenses:
Benefits, claims and settlement expenses	7,822.6	6,913.2	6,697.7	909.4	215.5
Dividends to policyholders	124.6	156.6	163.5	(32.0)	(6.9)
Operating expenses	3,893.8	3,732.6	3,672.4	161.2	60.2

Total expenses	11,841.0	10,802.4	10,533.6	1,038.6	268.8

Income before income taxes	2,252.2	1,591.7	1,430.8	660.5	160.9
Income taxes (benefits)	(72.3)	229.9	177.6	(302.2)	52.3

Net income	2,324.5	1,361.8	1,253.2	962.7	108.6
Net income attributable to noncontrolling interest	14.1	45.3	19.2	(31.2)	26.1

Net income attributable to Principal Financial Group, Inc.	2,310.4	1,316.5	1,234.0	993.9	82.5
Less:
Preferred stock dividends	—	—	16.5	—	(16.5)
Excess of redemption value over carrying value of preferred shares redeemed	—	—	8.2	—	(8.2)

Net income available to common stockholders	$2,310.4	$1,316.5	$1,209.3	$993.9	$107.2

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

  Net Income Attributable to Principal Financial Group, Inc.

        Net income attributable to Principal Financial Group, Inc. increased $568.3 million related to the U.S. tax reform and $410.8 million due to after-tax net realized capital gains resulting from real estate transactions in 2017.

  Total Revenues

        Premiums increased $810.2 million for the Retirement and Income Solutions segment primarily due to higher sales of single premium group and individual annuities with life contingencies. The single premium group annuity product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore premiums tend to vary from period to period.

        Fees and other revenues increased $92.1 million for the Retirement and Income Solutions segment primarily due to higher fees stemming from an increase in mean account values, which resulted from an increase in the daily average equity markets since 2016. Fees and other revenues increased $79.9 million for the U.S. Insurance Solutions segment primarily due to growth in the business. Fees and other revenues increased $61.1 million for the Principal Global Investors segment primarily due to an increase in management fee revenue resulting from higher AUM.

        Net investment income increased primarily due to higher average invested assets in our U.S. operations. For additional information, see "Investment Results — Net Investment Income."

        Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. Net realized capital gains increased primarily due to $690.9 million in net gains resulting from real estate transactions in 2017 as described in "Transactions Affecting Comparability of Results of Operations — Real Estate Transactions." This increase was partially offset by a $347.1 million change in derivatives not designated as hedging instruments that had losses in 2017 versus gains in 2016. For additional information, see "Investment Results — Net Realized Capital Gains (Losses)."

  Total Expenses

        Benefits, claims and settlement expenses increased $864.3 million for the Retirement and Income Solutions segment primarily due to an increase in reserves resulting from higher sales of single premium group and individual annuities with life contingencies.

        Operating expenses increased for the U.S. Insurance Solutions segment primarily due to an $82.9 million increase resulting from an unfavorable impact associated with actuarial assumption updates and model refinements in 2017 as compared to a favorable impact in 2016 and a $72.2 million increase associated with growth in the business.

  Income Taxes

        The effective income tax rates were (3)% and 14% for the years ended December 31, 2017 and 2016, respectively. The effective income tax rate decreased to (3)% for the year ended December 31, 2017, from 14% for the year ended December 31, 2016, primarily due to a 36% benefit from the impact of the U.S. tax reform, partially offset by a 16% increase in pre-tax income with no proportionate increase in permanent tax adjustments and a 4% increase in state income taxes. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Income Taxes — Effective Income Tax Rate" for further discussion.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

  Net Income Attributable to Principal Financial Group, Inc.

        Net income attributable to Principal Financial Group, Inc. increased $158.4 million as a result of after-tax net realized capital gains in 2016 as compared to after-tax net realized capital losses in 2015 primarily related to derivatives not designated as hedging instruments. In addition, net income attributable to Principal Financial Group, Inc. increased due to a $128.8 million increase in after-tax net investment income attributable to higher average invested assets in our U.S. operations and a $45.6 million increase in after-tax variable investment income. These increases were partially offset by a $105.2 million benefit from a change in deferred tax balances related to the merger of two of our Chilean legal entities in 2015 and a $95.0 million after-tax decrease related to actuarial assumption updates and model refinements that had an unfavorable impact on net income in 2016 as compared to a favorable impact in 2015. Additionally, these increases were partially offset by a $49.1 million decrease attributable to lower investment yields on invested assets in our U.S. operations.

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

        Net investment income increased primarily due to $198.1 million attributable to higher average invested assets in our U.S. operations and a $70.1 million increase in variable investment income. These increases were partially offset by a $75.6 million decrease attributable to lower investment yields on invested assets in our U.S. operations. For additional information, see "Investment Results — Net Investment Income."

        Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. We had net realized capital gains in 2016 as compared to net realized capital losses in 2015 primarily due to change in derivatives not designated as hedging instruments. For additional information, see "Investment Results — Net Realized Capital Gains (Losses)."

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

        The following table presents the Retirement and Income Solutions segment net revenue for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2017 vs. 2016	2016 vs. 2015
	2017	2016	2015
	(in millions)
Retirement and Income Solutions — Fee	$1,594.3	$1,511.1	$1,573.5	$83.2	$(62.4)
Retirement and Income Solutions — Spread	544.2	491.5	437.6	52.7	53.9

Total Retirement and Income Solutions	$2,138.5	$2,002.6	$2,011.1	$135.9	$(8.5)

Retirement and Income Solutions Segment Summary Financial Data

        The following table presents certain summary financial data relating to the Retirement and Income Solutions segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2017 vs. 2016	2016 vs. 2015
	2017	2016	2015
	(in millions)
Operating revenues:
Premiums and other considerations	$3,671.1	$2,860.9	$3,011.4	$810.2	$(150.5)
Fees and other revenues	1,394.4	1,304.7	1,338.8	89.7	(34.1)
Net investment income	2,100.1	1,985.1	1,816.7	115.0	168.4

Total operating revenues	7,165.6	6,150.7	6,166.9	1,014.9	(16.2)
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	5,027.1	4,148.1	4,155.8	879.0	(7.7)
Operating expenses	1,238.7	1,208.1	1,271.0	30.6	(62.9)

Total expenses	6,265.8	5,356.2	5,426.8	909.6	(70.6)

Pre-tax operating earnings	$899.8	$794.5	$740.1	$105.3	$54.4

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

  Pre-Tax Operating Earnings

        Pre-tax operating earnings increased $33.4 million in our Fee business primarily due to higher fees stemming from an increase in mean account values, which resulted from an increase in the daily average equity markets since 2016. Pre-tax operating earnings increased in our Spread business primarily due to a $54.4 million increase attributed to higher mean account values stemming from growth in the business and a $24.6 million favorable impact associated with actuarial assumption updates and model refinements in 2017 compared to 2016.

  Net Revenue

        Net revenue increased $83.2 million in our Fee business primarily due to higher fees stemming from an increase in mean account values, which resulted from an increase in the daily average equity markets since 2016. Net revenue increased in our Spread business primarily due to a $54.4 million increase attributed to higher mean account values stemming from growth in the business.

  Operating Expenses

        Operating expenses increased in our Fee business primarily due to a $24.4 million increase in staff related costs and a $15.1 million increase in non-deferrable commission expense and investment management fee expense related to an increase in mean account values, which resulted from an increase in the daily average equity markets since 2016. Operating expenses decreased in our Spread business primarily due to a $20.7 million decrease in DAC amortization expense resulting from a favorable impact associated with actuarial assumption updates and model refinements in 2017 compared to 2016.

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

Principal Global Investors Segment

Principal Global Investors Trends

        Our overall AUM increased $40.4 billion in 2017 due to continued strong portfolio management and positive market performance. We also continue to expand our global presence and experience success in winning institutional asset management mandates and other deposits.

        The following table provides a summary of AUM managed by Principal Global Investors by the business area that sourced or generated the AUM. Principal Global Investors sourced represents institutional and fund platform AUM sourced by Principal Global Investors' distribution teams. General account represents general account assets of domestic insurance companies and other balance sheet assets. Other affiliated sources represent AUM sourced by other PFG businesses (e.g., separate account assets).

As of	Principal Global Investors sourced	General account	Other affiliated sources	Total AUM
	(in billions)
December 31, 2017	$219.2	$76.4	$135.3	$430.9
December 31, 2016	200.3	72.8	117.4	390.5
December 31, 2015	186.0	67.0	107.8	360.8

Principal Global Investors Segment Summary Financial Data

        AUM is the base by which we generate management fee revenues. Market performance and net cash flow are the two main drivers of AUM growth. Market performance reflects equity, fixed income, real estate and other alternative investment performance. Net cash flow reflects client deposits and withdrawals. The fee levels on these client deposits and withdrawals are increasingly becoming the more important factor to revenue growth and will vary widely based on business and/or product mix.

        The following table presents the AUM rollforward for assets managed by Principal Global Investors for the periods indicated:

	For the year ended December 31,
	2017	2016	2015
	(in billions)
AUM, beginning of period	$390.5	$360.8	$342.7
Net cash flow (1)	(2.7)	9.0	15.5
Investment performance (2)	43.1	21.7	0.6
Operations acquired (3)	—	—	1.9
Other (4)	—	(1.0)	0.1

AUM, end of period	$430.9	$390.5	$360.8

(1)
Negative 2017 net cash flows were primarily driven by the loss of a few large low-fee mandates. Positive 2016 and 2015 net cash flows were primarily due to strong distribution results.

(2)
Variations in investment performance are primarily the result of fluctuations in market performance over time.

(3)
Reflects assets managed by Principal Global Investors resulting from the acquisition of AXA's MPF and ORSO pension business in September 2015.

(4)
Primarily reflects the transfer of assets between managers and the effect of exchange rates.

        The following table presents certain summary financial data relating to the Principal Global Investors segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2017 vs. 2016	2016 vs. 2015
	2017	2016	2015
	(in millions)
Operating revenues:
Fees and other revenues	$1,434.2	$1,373.1	$1,335.4	$61.1	$37.7
Net investment income	10.2	14.0	8.1	(3.8)	5.9

Total operating revenues	1,444.4	1,387.1	1,343.5	57.3	43.6
Total expenses	969.0	937.4	950.6	31.6	(13.2)
Pre-tax operating earnings attributable to noncontrolling interest	5.7	5.9	4.4	(0.2)	1.5

Pre-tax operating earnings	$469.7	$443.8	$388.5	$25.9	$55.3

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

  Pre-Tax Operating Earnings

        Pre-tax operating earnings increased due to a $96.9 million increase in management fee revenue as a result of increased AUM partially offset by a $39.2 million decrease in performance fee revenue largely due to a prior year triennial performance fee in our real estate business. Additionally, expenses supporting the business increased $31.6 million.

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

        The following table presents the Principal International segment AUM rollforward for the years indicated:

	For the year ended December 31,
	2017	2016	2015
	(in billions)
AUM, beginning of period	$137.1	$109.9	$114.6
Net cash flow	6.3	9.1	9.3
Investment performance (1)	13.3	9.9	7.7
Operations acquired (2)	—	—	4.0
Effect of exchange rates	4.3	9.1	(27.3)
Other (3)	(0.3)	(0.9)	1.6

AUM, end of period	$160.7	$137.1	$109.9

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

	For the year ended December 31,			Increase (decrease)
				2017 vs. 2016	2016 vs. 2015
	2017	2016	2015
	(in millions)
Net revenue	$760.1	$678.0	$655.6	$82.1	$22.4

        The following table presents certain summary financial data relating to the Principal International segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2017 vs. 2016	2016 vs. 2015
	2017	2016	2015
	(in millions)
Operating revenues:
Premiums and other considerations	$218.0	$274.6	$252.9	$(56.6)	$21.7
Fees and other revenues	433.5	407.4	401.8	26.1	5.6
Net investment income	600.0	570.0	565.9	30.0	4.1

Total operating revenues	1,251.5	1,252.0	1,220.6	(0.5)	31.4
Expenses:
Benefits, claims and settlement expenses	491.4	574.0	565.0	(82.6)	9.0
Operating expenses	426.2	387.6	387.6	38.6	—

Total expenses	917.6	961.6	952.6	(44.0)	9.0
Pre-tax operating earnings (losses) attributable to noncontrolling interest	3.9	2.3	(3.3)	1.6	5.6

Pre-tax operating earnings	$330.0	$288.1	$271.3	$41.9	$16.8

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

  Pre-Tax Operating Earnings

        Pre-tax operating earnings increased $29.1 million in Latin America primarily due to $17.8 million of increased earnings from our equity method investment in Brasilprev, of which $11.3 million was due to the strengthening of the Brazilian real against the U.S. dollar, and $17.0 million was due to favorable relative market performance on our required regulatory investments relative to the year earlier period. In addition, Asia pre-tax operating earnings increased $21.8 million due to continued growth in the business.

  Net Revenue

        Net revenue increased $57.0 million in Latin America due to $17.8 million of increased earnings from our equity method investment in Brasilprev, of which $11.3 million was due to the strengthening of the Brazilian real against the U.S. dollar, and due to $17.3 million favorable relative market performance in our required regulatory investments. Net revenue in Asia increased $25.2 million due to continued growth in the business.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

  Pre-Tax Operating Earnings

        Pre-tax operating earnings increased in Asia due to $22.4 million from higher earnings from our equity method investment in China. Pre-tax operating earnings decreased in Latin America due to $23.8 million from weakening of currencies against the U.S. dollar. This decrease was partially offset by $22.0 million higher earnings from our equity method investment in Brazil.

  Net Revenue

        Net revenue increased in Asia due to $24.6 million from higher revenues in Hong Kong following the AXA acquisition in September 2015 and $22.4 million higher earnings from our equity method investment in China. Net revenue in Latin America decreased due to $36.4 million weakening of currencies against the U.S. dollar and a $7.4 million unfavorable 2016 impact associated with assumption updates and model refinements in Mexico. These decreases were partially offset by $22.0 million higher earnings from our equity method investment in Brazil.

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

        In our specialty benefits insurance business, premium and fees growth is a result of strong retention and sales, as well as continued in-group growth. In our individual life insurance business, premium and fees growth is driven by strong sales with a focus on maintaining a balanced product portfolio.

        The following table presents the U.S. Insurance Solutions segment premium and fees for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2017 vs. 2016	2016 vs. 2015
	2017	2016	2015
	(in millions)
Specialty benefits insurance	$2,021.1	$1,862.3	$1,732.6	$158.8	$129.7
Individual life insurance	1,082.3	996.1	966.1	86.2	30.0

        The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2017 vs. 2016	2016 vs. 2015
	2017	2016	2015
	(in millions)
Operating revenues:
Premiums and other considerations	$2,328.3	$2,163.6	$2,045.9	$164.7	$117.7
Fees and other revenues (1)	774.9	694.6	652.6	80.3	42.0
Net investment income	799.4	779.1	742.1	20.3	37.0

Total operating revenues	3,902.6	3,637.3	3,440.6	265.3	196.7
Expenses:
Benefits, claims and settlement expenses (1)	2,346.3	2,220.5	1,964.1	125.8	256.4
Dividends to policyholders (1)	124.4	156.2	163.2	(31.8)	(7.0)
Operating expenses (1)	1,047.2	899.4	883.8	147.8	15.6

Total expenses	3,517.9	3,276.1	3,011.1	241.8	265.0

Pre-tax operating earnings (1)	$384.7	$361.2	$429.5	$23.5	$(68.3)

(1)
For further details related to the impact associated with actuarial assumption updates and model refinements on results for 2017, 2016 and 2015, see "Transactions Affecting Comparability of Results of Operations — Other — Actuarial Assumption Updates."

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

  Pre-Tax Operating Earnings

        Pre-tax operating earnings increased primarily due to growth in the business.

  Operating Revenues

        Premium and fees increased primarily due to growth in the business.

  Total Expenses

        Benefits, claims and settlement expenses increased $91.1 million in our specialty benefits insurance business primarily due to growth in the business. Benefits, claims and settlement expenses increased in our individual life insurance business primarily due to a $61.5 million increase associated with growth in the business, partially offset by a $35.1 million decrease resulting from a less unfavorable unlocking associated with actuarial assumption updates and model refinements in 2017 as compared to 2016.

        Operating expenses increased in our specialty benefits insurance business primarily due to a $50.7 million increase associated with growth in the business and a $12.1 million increase resulting from a favorable impact associated with actuarial assumption updates and model refinements in 2016 and no impact in 2017. Operating expenses increased $83.1 million in our individual life insurance business primarily resulting from an unfavorable impact associated with actuarial assumption updates and model refinements in 2017 as compared to a favorable impact in 2016.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

  Pre-Tax Operating Earnings

        Pre-tax operating earnings increased in our specialty benefits insurance business primarily due to $16.2 million associated with growth in the business and $13.6 million related to expense management. Pre-tax operating earnings decreased $98.8 million in our individual life insurance business primarily due to an unfavorable unlocking associated with actuarial assumption updates and model refinements in 2016 as compared to a favorable unlocking in 2015.

  Operating Revenues

        Premium and fees increased $129.7 million in our specialty benefits insurance business primarily due to growth in the business.

  Total Expenses

        Benefits, claims and settlement expenses increased $98.9 million in our specialty benefits insurance business primarily due to growth in the business. Benefits, claims and settlement expenses increased in our individual life insurance business primarily due to a $97.1 million increase resulting from unfavorable unlocking impacts associated with actuarial assumption updates and model refinements in 2016 as compared to favorable unlocking impacts in 2015 and a $35.3 million increase due to growth in the business.

        Operating expenses increased in our specialty benefits insurance business primarily due to a $32.6 million increase associated with growth in the business, partially offset by a $12.1 million favorable impact from actuarial assumption updates and model refinements in 2016 and a $6.7 million decrease related to a reimbursement of a reinsurance expense allowance in 2015.

Corporate Segment

Corporate Segment Summary Financial Data

        The following table presents certain summary financial data relating to the Corporate segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
				2017 vs. 2016	2016 vs. 2015
	2017	2016	2015
	(in millions)
Total operating revenues	$(60.8)	$(46.3)	$(50.5)	$(14.5)	$4.2
Total expenses	148.8	150.1	134.7	(1.3)	15.4
Pre-tax operating earnings attributable to noncontrolling interest	0.9	22.5	7.1	(21.6)	15.4

Pre-tax operating losses	$(210.5)	$(218.9)	$(192.3)	$8.4	$(26.6)

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

  Pre-Tax Operating Losses

        Pre-tax operating losses decreased primarily due to a $17.1 million reduction in financing activities and a $14.7 million reduction in pension and OPEB expense. These were partially offset by a $20.0 million fee resulting from our election to discontinue an arrangement with one of our financing counterparties in the first quarter of 2017.

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

        We maintain a level of cash and securities which, combined with expected cash inflows from investments and operations, we believe to be adequate to meet anticipated short-term and long-term payment obligations. We will continue our prudent capital management practice of regularly exploring options available to us to maximize capital flexibility, including accessing the capital markets and careful attention to and management of expenses.

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

        We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised at inopportune times. For example, as of December 31, 2017, approximately $9.3 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain surrender charges and other provisions limiting early surrenders.

        The following table summarizes the withdrawal characteristics of our domestic general account investment contracts as of December 31, 2017.

	Contractholder funds	Percentage
	(in millions)
Not subject to discretionary withdrawal	$10,293.6	33.9%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	7,119.9	23.5
Market value adjustments	6,625.2	21.8
Subject to discretionary withdrawal without adjustments	6,304.6	20.8

Total domestic investment contracts	$30,343.3	100.0%

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

        As of December 31, 2017 and December 31, 2016, we had short-term credit facilities with various financial institutions in an aggregate amount of $905.0 million and $1,005.0 million, respectively. As of December 31, 2017 and

December 31, 2016, we had $39.5 million and $51.4 million, respectively, of outstanding borrowings, with no assets pledged as support. During the first quarter of 2017, we extended or renewed $789.0 million of our revolving credit facilities. The facilities and their new maturity dates include a $600.0 million 5-year facility, with PFG, PFS and Principal Life as co-borrowers that matures March 2022 and a $200.0 million 5-year credit facility, with PFG, PFS, Principal Life and Principal Financial Services V (UK) LTD as co-borrowers, of which $11.0 million matures March 2020 and $189.0 million matures March 2022. The revolving credit facilities are committed and available for general corporate purposes. The $600.0 million facility is supported by seventeen banks and the $200.0 million facility is supported by fifteen banks through March 2020, reduced to $189.0 million supported by fourteen banks thereafter. Most of the banks have other relationships with us. In addition to the revolving credit facilities, Principal International Chile has the capacity to access up to $60.0 million in unsecured lines of credit offered by Chilean financial institutions and Principal Life has a $45.0 million unsecured line of credit. Due to the financial strength and the strong relationships we have with these providers, we are comfortable we have very low risk the financial institutions would be unable or unwilling to fund these facilities.

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

        Dividends from Principal Life, our primary subsidiary, are limited by Iowa law. Under Iowa law, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Insurance Commissioner of the State of Iowa (the "Commissioner") to pay stockholder dividends or make any other distribution if such distributions would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limits. Extraordinary dividends include those made within the preceding twelve months that exceed the greater of (i) 10% of Principal Life's statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year. Based on statutory results for the year ended December 31, 2017, the dividend limitation for Principal Life is approximately $1,122.4 million in 2018.

        On May 1, 2017, Principal Life sold its ownership interest in Principal Global Investors, LLC to Principal Life's direct parent, PFS, in connection with a corporate reorganization designed to better utilize and allocate capital internally. Subsequent to the sale, Principal Life paid an extraordinary dividend of $1,068.4 million to its parent, which was approved by the Commissioner, primarily from proceeds received from the sale.

        Total stockholder dividends paid by Principal Life to its parent in 2017, including distribution of the proceeds from the sale, were $1,818.4 million, all of which was extraordinary and approved by the Commissioner. As of December 31, 2017, we had $2,171.3 million of cash and liquid assets held in our holding companies and other subsidiaries, which is available for corporate purposes. Corporate balances held in foreign holding companies meet the indefinite reinvestment exception (see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Income Taxes"). We recorded a one-time deemed repatriation tax on certain accumulated foreign earnings as a result of the U.S. tax reform; however, we have not had a change in the indefinite reinvestment assertion as we still have plans in place to use cash offshore.

        In 2016, total stockholder dividends paid by Principal Life to its parent were $1,175.0 million, of which $650.0 million was extraordinary and approved by the Commissioner.

        In 2015, total stockholder dividends paid by Principal Life to its parent were $504.4 million, all of which was extraordinary and approved by the Commissioner.

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

        Cash Flows.    All cash flow activity, as reported in our consolidated statements of cash flows, provides relevant information regarding our sources and uses of cash. The following discussion of our operating, investing and financing portions of the cash flows excludes cash flows attributable to the separate accounts.

        Net cash provided by operating activities was $4,188.0 million, $3,857.8 million and $4,377.1 for the years ended December 31, 2017, 2016 and 2015, respectively. Our insurance businesses typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The increase in cash provided by operating activities in 2017 compared to 2016 was the result of fluctuations in receivables and payables associated with the timing of settlements. The increase was partially offset by net outflows from trading securities. The decrease in cash provided by operating activities in 2016 compared to 2015 was the result of fluctuations in receivables and payables associated with the timing of settlements.

        Net cash used in investing activities was $4,052.8 million, $5,153.9 million and $3,167.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. The decrease in cash used in investing activities in 2017 compared to 2016 was driven by decreased net purchases of available-for-sale securities and the net sale of real estate. The increase in cash used in investing activities in 2016 compared to 2015 was the result of increased purchases of available-for-sale securities primarily in our Spread business.

        Net cash used in financing activities was $384.0 million and $508.6 million for the years ended December 31, 2017 and 2015, respectively, compared to net cash provided by financing activities of $1,450.9 million for the year ended December 31, 2016. The increase in cash used in financing activities in 2017 compared to 2016 was the result of lower net investment contract deposits primarily in the investment only business. The increase in cash provided by financing activities in 2016 compared to 2015 was the result of net investment contract deposits in 2016 as compared to net investment contract withdrawals in 2015 primarily due to new issuances in the investment only business in 2016. The increase was partially offset by the net redemption of long-term debt in 2016 as compared to the net issuance of long-term debt in 2015. The proceeds of the debt issuance were primarily used for the redemption of preferred stock in 2015.

        Shelf Registration.    On May 3, 2017, our shelf registration statement was filed with the SEC and became effective. The shelf registration replaced the shelf registration that had been in effect since May 2014. Under our current shelf registration, we have the ability to issue, in unlimited amounts, unsecured senior debt securities or subordinated debt securities, junior subordinated debt, preferred stock, common stock, warrants, depositary shares, purchase contracts and purchase units of PFG. Our wholly owned subsidiary, PFS, may guarantee, fully and unconditionally or otherwise, our obligations with respect to any non-convertible securities, other than common stock, described in the shelf registration. For information on senior notes issued from our shelf registration, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 9, Debt."

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

        Stockholders' Equity.    On June 30, 2015, we redeemed our 3.0 million shares of series A preferred stock for $300.0 million and our 10.0 million shares of series B preferred stock for $250.0 million. Proceeds from the issuance of our common stock were $162.5 million, $37.8 million and $76.1 million in 2017, 2016 and 2015, respectively.

        The following table summarizes our return of capital to common stockholders.

	For the year ended December 31,
	2017	2016	2015
	(in millions)
Dividends to stockholders	$540.0	$464.9	$441.0
Repurchase of common stock	220.4	277.3	300.6

Total cash returned to stockholders	$760.4	$742.2	$741.6

Number of shares repurchased	3.6	6.7	6.0

        For additional stockholders' equity information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 13, Stockholders' Equity."

Capitalization

        The following table summarizes our capital structure:

	December 31, 2017	December 31, 2016
	($ in millions)
Debt:
Short-term debt	$39.5	$51.4
Long-term debt	3,178.4	3,125.7

Total debt	3,217.9	3,177.1
Equity excluding AOCI	12,683.8	10,902.5

Total capitalization excluding AOCI	$15,901.7	$14,079.6

Debt to equity excluding AOCI	25%	29%
Debt to capitalization excluding AOCI	20%	23%

Contractual Obligations

        The following table presents payments due by period for long-term contractual obligations as of December 31, 2017.

		Payments due in year ending
Contractual obligations (1)	Total payments	2018	2019 - 2020	2021 - 2022	2023 and thereafter
			(in millions)
Contractholder funds (2)	$89,445.2	$5,562.4	$12,025.6	$9,618.2	$62,239.0
Future policy benefits and claims (3)	53,510.4	2,968.2	5,523.0	5,194.8	39,824.4
Long-term debt (4)	3,178.4	—	—	298.2	2,880.2
Certificates of deposit (5)	556.6	240.1	201.0	113.8	1.7
Other long-term liabilities (6)	2,292.3	1,853.8	146.9	125.9	165.7
Capital leases (7)	25.8	11.5	13.1	1.0	0.2
Long-term debt interest (4)	2,794.7	143.7	284.7	269.3	2,097.0
Operating leases (8)	190.6	47.5	68.4	41.2	33.5
Purchase obligations (9)	1,062.8	1,039.1	21.8	1.9	—

Total contractual obligations	$153,056.8	$11,866.3	$18,284.5	$15,664.3	$107,241.7

(1)
Contractual obligations exclude short-term liabilities, other policyholder funds, taxes and short-term debt as these are not long-term and/or not contractual in nature. Contractual obligations also exclude obligations under our pension and OPEB plans as we do not anticipate contributions will be needed to satisfy the minimum funding requirements of ERISA for our qualified pension plan, nor do we anticipate contributions to the OPEB plans due to the funded status of the trust. In addition, separate account liabilities are excluded. Separate account liabilities represent the fair market value of the assets of the funds that are separately administered by us. Generally, the separate account contract owner, rather than us, bears the investment risk of these funds. The separate account liabilities are legally segregated and are not subject to claims that arise out of any other business of ours. Net deposits, net investment income and realized and unrealized capital gains and losses on the separate accounts are not reflected in the consolidated statements of operations. The separate account obligations will be fully funded by cash flows from the separate account assets.

(2)
Contractholder funds include GICs, funding agreements, individual fixed annuities, universal life insurance and other investment contracts. See Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 8, Insurance Liabilities" for additional information.

Amounts included in the contractholder funds line item reflect estimated cash payments to be made to policyholders. The sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount included in our consolidated statements of financial position as of December 31, 2017. The liability amount in our consolidated statements of financial position reflects either the account value (in the case of individual fixed annuities, universal life insurance and GICs) or the par value plus accrued interest and other adjustments (in the case of funding agreements and other investment contracts).

(3)
Amounts included in the future policy benefits and claims line item reflect estimated cash payments to be made to policyholders. The sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount included in our consolidated statements of financial position as of December 31, 2017. The liability amount in our consolidated statements of financial position reflects estimated cash payments to policyholders, reductions for expected future premiums, assumptions with regard to the timing of cash payments and discounting for interest.

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

        We report the net funded status of our pension and OPEB plans in the consolidated statements of financial position. The net funded status represents the difference between the fair value of plan assets and the projected benefit obligation for pension and OPEB plans. The measurement of the net funded status can vary based upon the fluctuations in the fair value of the plan assets and the actuarial assumptions used for the plans as discussed below. The net underfunded status of the pension and OPEB obligation was $253.7 million pre-tax and $346.6 million pre-tax as of December 31, 2017 and 2016, respectively. Nonqualified pension plan assets are not included as part of the funding status mentioned above. The nonqualified pension plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The assets held in a Rabbi trust are available to satisfy the claims of general creditors only in the event of bankruptcy. Therefore, these assets are fully consolidated in our consolidated statements of financial position and are not reflected in our funded status as they do not qualify as plan assets under U.S. GAAP. The market value of assets held in these trusts was $352.0 million and $341.0 million as of December 31, 2017 and 2016, respectively.

        Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contributions required under ERISA and, generally, not greater than the maximum amount that can be deducted for U.S. federal income tax purposes. We do not anticipate contributions will be needed in 2018 to satisfy the minimum funding requirements of ERISA for our qualified pension plan. We are unable to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2018 up to $125 million. This includes funding for both our qualified and nonqualified pension plans. We may contribute to our OPEB plans in 2018 pending further analysis.

Contractual Commitments

        In connection with our banking business, we have made commitments to extend credit under home equity lines of credit, which are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A majority of these lines of credit are expected to expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash funding requirements. We evaluate each customer's creditworthiness on a case-by-case basis. The total commitments to fund home equity loans were $0.5 million as of December 31, 2017.

        We have made commitments to provide liquidity for certain benefit plans transitioning to us from another provider. As funds from the plans become available, they will be used to pay down outstanding balances. As of December 31, 2017, the amount of unfunded commitments was $18.1 million.

        We have made commitments to fund certain limited partnerships and other funds in which we are not the general partner or investment manager. As of December 31, 2017, the amount of unfunded commitments was $761.3 million. We are only required to fund additional equity under these commitments when called upon to do so by the partnership or fund; therefore, these commitments are not liabilities on our consolidated statements of financial position.

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

        Guarantees and Indemnifications.    As of December 31, 2017, no significant changes to guarantees and indemnifications have occurred since December 31, 2016. For guarantee and indemnification information, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Contingencies, Guarantees and Indemnifications" under the caption, "Guarantees and Indemnifications."

Financial Strength and Credit Ratings

        Our ratings are influenced by the relative ratings of our peers/competitors as well as many other factors including our operating and financial performance, capital levels, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures and operating leverage.

        In October 2017, Fitch affirmed the 'AA-' financial strength ratings of Principal Life and P NLIC. Fitch also affirmed PFG's long-term senior unsecured debt at 'A-'. The outlook on all ratings remains 'stable'. The rating reflects very strong and stable operating profitability and a very strong business profile, reflecting strong market position and significant operating scale focusing on small and midsize businesses in the retirement market.

        In April 2017, S&P affirmed PFG's credit ratings and the financial strength ratings of Principal Life and PNLIC at 'A+'. The outlook remains 'stable' for all ratings. Principal Life's enterprise risk management rating was affirmed as 'Strong'. The rating affirmation reflects S&P's view that we have a very strong competitive position as a leader in the U.S. small to midsize 401(k) market, with strong asset management and insurance solution capabilities.

        In January 2017, A.M. Best affirmed the financial strength ratings of Principal Life and PNLIC at 'A+'. The outlook remains 'stable' for all ratings. The affirmation reflects continued solid risk-adjusted capitalization, well-managed balance sheet, strong business profile and consistently favorable operating results.

        In the fourth quarter of 2017, Moody's and Fitch changed their outlook on the U.S. life insurance sector to 'stable' from 'negative'. S&P continues to maintain a 'stable' outlook as well. This outlook reflects their expectation that despite ongoing concerns over evolving issues that could negatively impact the U.S. life insurance sector, insurers have shown resilience by exhibiting very strong balance sheet fundamentals and good earnings and liquidity.

        A.M. Best continues to reflect a 'negative' outlook reflecting its view that a negative impact on the U.S. life insurance sector could come from pressures such as the flattening yield curve, low treasury rates and evolving regulatory issues.

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

        As of December 31, 2017, 41% of our net assets (liabilities) were Level 1, 56% were Level 2 and 3% were Level 3. Excluding separate account assets as of December 31, 2017, 3% of our net assets (liabilities) were Level 1, 97% were Level 2 and 0% were Level 3.

        As of December 31, 2016, 41% of our net assets (liabilities) were Level 1, 55% were Level 2 and 4% were Level 3. Excluding separate account assets as of December 31, 2016, 3% of our net assets (liabilities) were Level 1, 96% were Level 2 and 1% were Level 3.

Changes in Level 3 Fair Value Measurements

        Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2017, were $7,791.7 million as compared to $7,779.6 million as of December 31, 2016. The increase was primarily related to gains in our separate account assets. These gains were partially offset by net sales of our separate account assets and net transfers out of Level 3 into Level 2 for certain fixed maturities, available-for-sale. The transfers out of Level 3 were due to our obtaining prices from recognized third party pricing vendors or from internal models using substantially all market observable information versus relying on broker quotes or utilizing significant unobservable inputs.

        Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2016, were $7,779.6 million as compared to $7,318.6 million as of December 31, 2015. The increase was primarily related to gains in our separate account assets and net purchases of certain structured securities. The increase was partially offset by net sales of our separate accounts assets.

Investments

        We had total consolidated assets as of December 31, 2017, of $253,941.2 million, of which $82,102.7 million were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk; therefore, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

        Invested assets as of December 31, 2017, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans. The remainder is invested in other investments, equity securities, real estate and residential mortgage loans. In addition, policy loans are included in our invested assets.

	December 31, 2017		December 31, 2016
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$41,999.3	51%	$39,170.3	52%
Private	17,955.1	22	16,074.2	21
Equity securities	1,866.6	2	1,512.3	2
Mortgage loans:
Commercial	12,871.5	16	12,027.8	16
Residential	1,279.0	2	1,202.4	1
Real estate held for sale	212.9	—	130.7	—
Real estate held for investment	1,523.8	2	1,238.1	2
Policy loans	808.3	1	823.8	1
Other investments	3,586.2	4	3,655.9	5

Total invested assets	82,102.7	100%	75,835.5	100%

Cash and cash equivalents	2,470.8		2,719.6

Total invested assets and cash	$84,573.5		$78,555.1

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

	For the year ended December 31,						Increase (decrease)
	2017		2016		2015		2017 vs. 2016		2016 vs. 2015
	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturities	4.3%	$2,354.9	4.4%	$2,274.0	4.5%	$2,153.2	(0.1)%	$80.9	(0.1)%	$120.8
Equity securities	4.0	67.8	3.6	51.5	4.4	50.2	0.4	16.3	(0.8)	1.3
Mortgage loans — commercial	4.4	544.6	4.4	513.4	4.6	505.8	—	31.2	(0.2)	7.6
Mortgage loans — residential	4.9	61.3	5.3	60.5	6.3	69.3	(0.4)	0.8	(1.0)	(8.8)
Real estate	8.3	129.4	9.1	127.9	6.9	97.1	(0.8)	1.5	2.2	30.8
Policy loans	5.6	45.6	5.6	46.3	5.6	46.3	—	(0.7)	—	—
Cash and cash equivalents	1.1	28.6	0.5	14.2	0.4	8.5	0.6	14.4	0.1	5.7
Other investments	8.7	316.4	8.5	293.1	6.1	198.7	0.2	23.3	2.4	94.4

Total	4.5	3,548.6	4.6	3,380.9	4.5	3,129.1	(0.1)	167.7	0.1	251.8
Investment expenses	(0.1)	(89.3)	(0.1)	(84.4)	(0.1)	(77.0)	—	(4.9)	—	(7.4)

Net investment income	4.4%	$3,459.3	4.5%	$3,296.5	4.4%	$3,052.1	(0.1)%	$162.8	0.1%	$244.4

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

        Net investment income from fixed maturities increased primarily due to higher average invested assets, partially offset by lower investment yields on invested assets in our U.S. operations.

        Net investment income from equity securities increased primarily due to favorable relative market performance on our required regulatory investments in the pension funds of our Latin America business.

        Net investment income from commercial mortgages increased primarily due to higher average invested assets and higher prepayments, partially offset by lower investment yields on invested assets in our U.S. operations.

        Net investment income from other investments increased primarily due to the change in volume of interest rate swaps designated as hedging instruments and associated market impacts, partially offset by the sale of value-add joint venture real estate during 2016.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

        Net investment income from fixed maturities increased primarily due to higher average invested assets, partially offset by lower investment yields on invested assets in our U.S. operations.

        Net investment income from real estate increased primarily due to the sale of certain value-add real estate.

        Net investment income from other investments increased primarily due to the sale of value-add joint venture real estate. Additionally, net investment income increased due to the change in volume of interest rate swaps designated as hedging instruments and associated market impacts.

Net Realized Capital Gains (Losses)

        The following table presents the contributors to net realized capital gains and losses for the years indicated.

	For the year ended December 31,			Increase (decrease)
				2017 vs. 2016	2016 vs. 2015
	2017	2016	2015
	(in millions)
Fixed maturities, available-for-sale — credit impairments (1)	$(80.6)	$(96.5)	$(30.2)	$15.9	$(66.3)
Commercial mortgages — credit impairments	2.0	(1.2)	(3.4)	3.2	2.2
Other — credit impairments	6.9	4.0	3.6	2.9	0.4
Fixed maturities, available-for-sale and trading — noncredit	(21.6)	49.9	1.6	(71.5)	48.3
Derivatives and related hedge activities	(168.0)	179.1	(22.6)	(347.1)	201.7
Other gains (losses)	785.5	35.8	(0.1)	749.7	35.9

Net realized capital gains (losses)	$524.2	$171.1	$(51.1)	$353.1	$222.2

(1)
Includes credit impairments as well as losses on sales of fixed maturities to reduce credit risk, net of realized credit recoveries on the sale of previously impaired securities. Credit gains on sales, excluding associated foreign currency fluctuations that are included in derivatives and related hedge activities, were a net gain of $1.1 million, $0.2 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

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

        Derivatives and related hedge activities had net gains in 2016 as compared to net losses in 2015 primarily due to increased gains on interest rate swap derivatives not designated as hedging instruments due to changes in interest rates. In addition, currency forwards and currency swaps had gains in 2016 versus losses in 2015 due to changes in exchange rates. Credit related derivatives also had gains in 2016 versus losses in 2015.

        Other gains (losses) reflected gains in 2016 as compared to losses in 2015 primarily due to a write-off of unamortized book value on corporate owned real estate in 2015 and gains in 2016 versus losses in 2015 on equity securities, trading.

U.S. Investment Operations

        Of our invested assets, $74,136.4 million were held by our U.S. operations as of December 31, 2017. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing investment policies and monitoring risk limits and tolerances. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect customers' benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

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

  •
  material changes in the issuer's revenues, margins, capital structure or collateral values;

  •
  significant management or organizational changes;

  •
  significant changes regarding the issuer's industry;

  •
  debt service coverage or cash flow ratios that fall below industry-specific thresholds;

  •
  violation of financial covenants and

  •
  other business factors that relate to the issuer.

        We purchase credit default swaps to hedge certain credit exposures in our investment portfolio and total return swaps and futures to hedge a portion of our investment portfolio from credit losses. We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $143.5 million and $176.5 million as of December 31, 2017 and December 31, 2016, respectively. As of December 31, 2016, we also economically hedged credit exposure in our portfolio using total return swaps with a notional amount of $90.0 million and futures with a notional amount of $11.9 million. We sell credit default swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 5, Derivative Financial Instruments" under the caption, "Credit Derivatives Sold."

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

        A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage loan portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying commercial real estate, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and substantially all existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are typically 75% or less loan-to-value ratio and a debt service coverage ratio of at least 1.2 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The following table presents loan-to-value and debt service coverage ratios for our brick and mortar commercial mortgages:

	Weighted average loan-to-value ratio		Debt service coverage ratio
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
New mortgages	51%	52%	2.5X	2.6X
Entire mortgage portfolio	45%	46%	2.7X	2.7X

        We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

        The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, were $2,869.7 million and 3.4%, respectively, as of December 31, 2017 and $2,075.9 million and 3.5%, respectively, as of December 31, 2016. In addition, the amortized cost and weighted average yield of residential mortgage-backed pass-through securities, residential collateralized mortgage obligations, and asset-backed securities — home equity with material prepayment risk were $5,538.6 million and 3.1%, respectively, as of December 31, 2017 and $4,891.3 million and 3.2%, respectively, as of December 31, 2016.

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

	December 31, 2017		December 31, 2016
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$38,026.4	51%	$35,524.8	52%
Private	17,943.2	24	16,065.2	23
Equity securities	411.8	1	342.6	1
Mortgage loans:
Commercial	12,700.8	17	11,940.5	17
Residential	722.7	1	680.5	1
Real estate held for sale	210.7	—	128.7	—
Real estate held for investment	1,522.0	2	1,236.5	2
Policy loans	783.4	1	800.7	1
Other investments	1,815.4	3	2,088.7	3

Total invested assets	74,136.4	100%	68,808.2	100%

Cash and cash equivalents	2,284.4		2,335.5

Total invested assets and cash	$76,420.8		$71,143.7

Fixed Maturities

        Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities. Included in the privately placed category as of December 31, 2017 and December 31, 2016, were $12.7 billion and $11.2 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

        Fixed maturities were diversified by category of issuer, as shown in the following table for the years indicated.

	December 31, 2017		December 31, 2016
	Carrying amount	Percent of total	Carrying amount	Percent of total
	($ in millions)
U.S. government and agencies	$1,328.8	2%	$1,415.7	3%
States and political subdivisions	6,793.8	12	5,625.6	11
Non-U.S. governments	528.3	1	542.0	1
Corporate — public	20,679.9	37	19,117.9	37
Corporate — private	13,026.8	23	12,140.2	23
Residential mortgage-backed pass-through securities	2,879.2	5	2,842.5	5
Commercial mortgage-backed securities	3,675.9	7	4,070.2	8
Residential collateralized mortgage obligations	2,483.7	5	1,827.8	4
Asset-backed securities	4,573.2	8	4,008.1	8

Total fixed maturities	$55,969.6	100%	$51,590.0	100%

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

        The international exposure held in our U.S. operation's fixed maturities portfolio was 20% of total fixed maturities as of December 31, 2017 and 21% as of December 31, 2016. It is comprised of corporate and foreign government fixed maturities. The following table presents the carrying amount of our international exposure for our U.S. operation's fixed maturities portfolio for the years indicated.

	December 31, 2017	December 31, 2016
	(in millions)
European Union, excluding UK	$3,119.1	$3,419.4
United Kingdom	2,513.9	2,282.4
Asia-Pacific	1,550.7	1,517.1
Australia/New Zealand	1,511.2	1,338.4
Latin America	1,047.5	950.4
Europe, non-European Union	720.2	740.4
Middle East and Africa	455.2	365.3
Other (1)	283.6	261.7

Total	$11,201.4	$10,875.1

(1)
Includes exposure from two countries and various supranational organizations as of both December 31, 2017, and December 31, 2016.

        International fixed maturities exposure is determined by the country of domicile of the parent entity of an individual asset. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of December 31, 2017 and December 31, 2016, our investments in Canada totaled $1,854.5 million and $1,604.5 million, respectively.

        Fixed Maturities Credit Concentrations.    One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The following table presents our top ten exposures as of December 31, 2017.

Amortized cost
(in millions)
Mars, Incorporated	$217.2
Berkshire Hathaway Inc.	208.6
Wells Fargo & Company	203.2
Duke Energy Corporation	190.3
Comcast Corporation	187.1
Bank of America Corporation	185.5
BP p.l.c.	185.1
JPMorgan Chase & Co.	177.8
Province of Quebec	169.7
People's Republic of China	164.3

Total top ten exposures	$1,888.8

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

	December 31, 2017			December 31, 2016
NAIC designation	Amortized cost	Carrying amount	Percent of carrying amount	Amortized cost	Carrying amount	Percent of carrying amount
	($ in millions)
1	$36,314.6	$37,769.0	67%	$33,198.2	$34,031.5	66%
2	14,766.4	15,714.7	28	13,614.9	14,155.0	27
3	1,906.8	1,987.7	4	2,578.5	2,611.8	6
4	342.6	335.4	1	640.9	604.3	1
5	142.4	126.0	—	148.6	120.4	—
6	38.3	36.8	—	80.9	67.0	—

Total fixed maturities	$53,511.1	$55,969.6	100%	$50,262.0	$51,590.0	100%

        Fixed maturities included 44 securities with an amortized cost of $631.3 million, gross gains of $20.1 million, gross losses of $3.4 million and a carrying amount of $648.0 million as of December 31, 2017, that were still pending a review and assignment of a designation by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, we will always have securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent designation is assigned based on our fixed income analyst's assessment.

        Commercial Mortgage-Backed Securities.    As of December 31, 2017, based on amortized cost, 98% of our CMBS portfolio had an NAIC designation of 1 and 88% was issued during the more conservative underwriting periods prior to 2005 and after 2008.

        The following tables present our exposure by credit quality, based on NAIC designations, and vintage for our CMBS portfolio as of the years indicated.

	December 31, 2017
	2004 and prior		2005 to 2008		2009 and after		Total
NAIC designation	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
1	$66.6	$69.0	$370.3	$365.3	$3,193.0	$3,176.3	$3,629.9	$3,610.6
2	—	—	11.7	12.4	1.2	1.2	12.9	13.6
3	—	—	33.0	32.9	—	—	33.0	32.9
4	—	—	13.4	6.8	—	—	13.4	6.8
5	0.2	0.1	6.5	5.8	—	—	6.7	5.9
6	2.5	2.2	3.0	3.9	—	—	5.5	6.1

Total (1)	$69.3	$71.3	$437.9	$427.1	$3,194.2	$3,177.5	$3,701.4	$3,675.9

(1)
The CMBS portfolio included agency CMBS with a $357.6 million amortized cost and a $355.2 million carrying amount.

	December 31, 2016
	2004 and prior		2005 to 2008		2009 and after		Total
NAIC designation	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount	Amortized cost	Carrying amount
	(in millions)
1	$105.2	$108.9	$1,183.7	$1,180.7	$2,698.4	$2,657.6	$3,987.3	$3,947.2
2	—	—	19.8	19.3	—	—	19.8	19.3
3	—	—	16.2	14.6	—	—	16.2	14.6
4	7.7	7.3	64.8	57.1	—	—	72.5	64.4
5	2.1	1.4	16.7	13.7	—	—	18.8	15.1
6	1.8	1.9	9.7	7.7	—	—	11.5	9.6

Total (1)	$116.8	$119.5	$1,310.9	$1,293.1	$2,698.4	$2,657.6	$4,126.1	$4,070.2

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

	December 31, 2017	December 31, 2016
	($ in millions)
Total fixed maturities (public and private)	$55,969.6	$51,590.0

Problem fixed maturities (1)	$33.8	$74.1
Potential problem fixed maturities	35.0	154.8
Restructured fixed maturities	4.8	—

Total problem, potential problem and restructured fixed maturities	$73.6	$228.9

Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	0.13%	0.44%

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

        We consider relevant facts and circumstances in evaluating whether a credit or interest rate related impairment of a security is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events; (4) for structured securities, the adequacy of the expected cash flows; and (5) our intent to sell the security or whether it is more likely than not we will be required to sell the security before recovery of its amortized cost which, in some cases, may extend to maturity. To the extent we determine a security is deemed to be other than temporarily impaired, an impairment loss is recognized. For additional details, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4, Investments."

        We would not consider a security with unrealized losses to be other than temporarily impaired when it is not our intent to sell the security, it is not more likely than not that we would be required to sell the security before recovery of the amortized cost, which may be at maturity, and we expect to recover the amortized cost basis. However, we do sell securities under certain circumstances, such as when we have evidence of a change in the issuer's creditworthiness, when we anticipate poor relative future performance of securities, when a change in regulatory requirements modifies what constitutes a permissible investment or the maximum level of investments held or when there is an increase in capital requirements or a change in risk weights of debt securities. Sales generate both gains and losses.

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

        The net realized loss relating to other-than-temporary credit impairments and credit related sales of fixed maturities was $79.6 million, $95.1 million, and $30.3 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Fixed Maturities Available-for-Sale

        The following tables present our fixed maturities available-for-sale by industry category and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in AOCI, as of the years indicated.

	December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Banking	$4,314.2	$166.7	$9.6	$4,471.3
Finance — Brokerage	349.0	16.9	1.6	364.3
Finance — Finance Companies	309.7	7.6	0.2	317.1
Finance — Financial Other	509.0	29.7	4.8	533.9
Finance — Insurance	2,505.9	281.2	3.5	2,783.6
Finance — REITS	1,378.8	48.4	3.8	1,423.4
Industrial — Basic Industry	1,158.8	82.9	0.9	1,240.8
Industrial — Capital Goods	2,085.2	126.2	3.4	2,208.0
Industrial — Communications	2,359.8	238.1	3.0	2,594.9
Industrial — Consumer Cyclical	1,670.2	74.6	2.3	1,742.5
Industrial — Consumer Non-Cyclical	3,748.4	217.3	9.6	3,956.1
Industrial — Energy	2,532.5	241.6	11.8	2,762.3
Industrial — Other	450.8	15.4	0.6	465.6
Industrial — Technology	1,601.2	70.2	2.4	1,669.0
Industrial — Transportation	1,459.7	70.5	4.6	1,525.6
Utility — Electric	3,228.4	219.6	13.7	3,434.3
Utility — Natural Gas	482.5	26.8	1.1	508.2
Utility — Other	270.1	16.8	0.6	286.3
Government guaranteed	1,220.1	167.4	2.4	1,385.1

Total corporate securities	31,634.3	2,117.9	79.9	33,672.3
Residential mortgage-backed pass-through securities	2,483.7	50.3	21.3	2,512.7
Commercial mortgage-backed securities	3,700.7	32.4	57.9	3,675.2
Residential collateralized mortgage obligations	2,486.0	20.5	22.8	2,483.7
Asset-backed securities — Home equity (1)	202.4	15.7	4.1	214.0
Asset-backed securities — All other	3,007.8	5.7	13.6	2,999.9
Collateralized debt obligations — Credit	51.7	—	13.4	38.3
Collateralized debt obligations — CMBS	0.2	0.2	—	0.4
Collateralized debt obligations — Loans	1,320.2	2.5	2.1	1,320.6

Total mortgage-backed and other asset-backed securities	13,252.7	127.3	135.2	13,244.8
U.S. government and agencies	1,292.1	44.3	7.6	1,328.8
States and political subdivisions	6,438.3	371.4	15.9	6,793.8
Non-U.S. governments	492.1	37.3	1.1	528.3

Total fixed maturities, available-for-sale	$53,109.5	$2,698.2	$239.7	$55,568.0

(1)
This exposure is all related to sub-prime mortgage loans.

	December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Finance — Banking	$4,214.3	$92.1	$80.0	$4,226.4
Finance — Brokerage	333.8	12.2	2.3	343.7
Finance — Finance Companies	283.9	5.8	0.4	289.3
Finance — Financial Other	498.2	39.9	1.6	536.5
Finance — Insurance	2,380.6	197.7	14.4	2,563.9
Finance — REITS	1,141.8	28.7	13.8	1,156.7
Industrial — Basic Industry	1,135.4	49.0	13.3	1,171.1
Industrial — Capital Goods	1,860.6	100.4	13.3	1,947.7
Industrial — Communications	2,403.5	203.7	11.7	2,595.5
Industrial — Consumer Cyclical	1,525.7	67.8	4.0	1,589.5
Industrial — Consumer Non-Cyclical	3,485.3	145.5	31.3	3,599.5
Industrial — Energy	2,722.6	178.6	47.8	2,853.4
Industrial — Other	284.9	13.7	—	298.6
Industrial — Technology	1,292.2	40.7	5.3	1,327.6
Industrial — Transportation	1,428.5	52.7	26.7	1,454.5
Utility — Electric	3,189.6	167.1	44.2	3,312.5
Utility — Natural Gas	322.7	13.7	2.9	333.5
Utility — Other	255.0	15.5	—	270.5
Government guaranteed	1,182.5	100.3	8.7	1,274.1

Total corporate securities	29,941.1	1,525.1	321.7	31,144.5
Residential mortgage-backed pass-through securities	2,786.8	66.4	30.6	2,822.6
Commercial mortgage-backed securities	4,124.2	31.1	87.0	4,068.3
Residential collateralized mortgage obligations	1,822.9	14.4	23.6	1,813.7
Asset-backed securities — Home equity (1)	247.6	14.0	8.8	252.8
Asset-backed securities — All other	2,995.3	8.6	17.3	2,986.6
Collateralized debt obligations — Credit	52.0	—	21.7	30.3
Collateralized debt obligations — CMBS	0.3	—	—	0.3
Collateralized debt obligations — Loans	727.3	2.8	2.6	727.5

Total mortgage-backed and other asset-backed securities	12,756.4	137.3	191.6	12,702.1
U.S. government and agencies	1,409.3	17.1	10.7	1,415.7
States and political subdivisions	5,460.4	192.4	86.9	5,565.9
Non-U.S. governments	475.0	71.7	4.7	542.0

Total fixed maturities, available-for-sale	$50,042.2	$1,943.6	$615.6	$51,370.2

(1)
This exposure is all related to sub-prime mortgage loans.

        Of the $239.7 million in gross unrealized losses as of December 31, 2017, $1.3 million in losses were attributed to securities scheduled to mature in one year or less, $23.2 million attributed to securities scheduled to mature between one to five years, $27.0 million attributed to securities scheduled to mature between five to ten years, $53.0 million attributed to securities scheduled to mature after ten years and $135.2 million related to mortgage-backed and other ABS that are not classified by maturity year. As of December 31, 2017, we were in a $2,458.5 million net unrealized gain position as compared to a $1,328.0 million net unrealized gain position as of December 31, 2016. The $1,130.5 million increase in net unrealized gains for the year ended December 31, 2017, can primarily be attributed to tightening of credit spreads.

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

        We invest in privately placed fixed maturities to enhance the overall value of the portfolio, increase diversification and obtain higher yields than are possible with comparable quality public market securities. Generally, private placements provide broader access to management information, strengthened negotiated protective covenants, call protection features and, where applicable, a higher level of collateral. They are, however, generally not freely tradable because of restrictions imposed by U.S. federal and state securities laws and illiquid trading markets.

        The following table presents our fixed maturities available-for-sale by investment grade and below investment grade and the associated gross unrealized gains and losses, including the other-than-temporary impairment losses reported in AOCI, as of the years indicated.

	December 31, 2017				December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying amount
	(in millions)
Investment grade:
Public	$34,596.8	$1,998.4	$132.4	$36,462.8	$32,818.8	$1,347.3	$368.8	$33,797.3
Private	16,117.7	600.4	63.7	16,654.4	13,814.6	508.1	113.2	14,209.5
Below investment grade:
Public	1,129.7	53.1	20.1	1,162.7	1,617.5	47.0	62.0	1,602.5
Private	1,265.3	46.3	23.5	1,288.1	1,791.3	41.2	71.6	1,760.9

Total fixed maturities, available-for-sale	$53,109.5	$2,698.2	$239.7	$55,568.0	$50,042.2	$1,943.6	$615.6	$51,370.2

        The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, on investment grade fixed maturities available-for-sale by aging category as of the years indicated.

	December 31, 2017
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$3,012.2	$11.5	$2,440.0	$10.3	$5,452.2	$21.8
Greater than three to six months	2,201.7	21.7	1,203.9	13.2	3,405.6	34.9
Greater than six to nine months	148.8	1.7	174.5	5.3	323.3	7.0
Greater than nine to twelve months	36.2	0.6	34.2	2.5	70.4	3.1
Greater than twelve to twenty-four months	2,813.9	77.8	1,050.7	21.0	3,864.6	98.8
Greater than twenty-four to thirty-six months	241.5	7.4	61.9	2.0	303.4	9.4
Greater than thirty-six months	184.3	11.7	113.7	9.4	298.0	21.1

Total fixed maturities, available-for-sale	$8,638.6	$132.4	$5,078.9	$63.7	$13,717.5	$196.1

	December 31, 2016
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$9,056.5	$230.1	$3,335.5	$61.9	$12,392.0	$292.0
Greater than three to six months	985.0	55.9	512.5	18.6	1,497.5	74.5
Greater than six to nine months	79.5	1.0	58.9	0.9	138.4	1.9
Greater than nine to twelve months	93.7	7.9	176.0	6.5	269.7	14.4
Greater than twelve to twenty-four months	512.4	17.1	292.2	5.8	804.6	22.9
Greater than twenty-four to thirty-six months	108.1	4.4	38.8	3.8	146.9	8.2
Greater than thirty-six months	397.7	52.4	231.5	15.7	629.2	68.1

Total fixed maturities, available-for-sale	$11,232.9	$368.8	$4,645.4	$113.2	$15,878.3	$482.0

        The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, on below investment grade fixed maturities available-for-sale by aging category as of the years indicated.

	December 31, 2017
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$38.3	$0.7	$65.4	$0.5	$103.7	$1.2
Greater than three to six months	—	—	11.1	0.3	11.1	0.3
Greater than six to nine months	1.5	5.7	46.3	1.9	47.8	7.6
Greater than nine to twelve months	1.1	0.1	—	—	1.1	0.1
Greater than twelve to twenty-four months	6.0	0.1	4.5	0.1	10.5	0.2
Greater than twenty-four to thirty-six months	28.4	4.3	23.5	3.9	51.9	8.2
Greater than thirty-six months	73.0	9.2	55.9	16.8	128.9	26.0

Total fixed maturities, available-for-sale	$148.3	$20.1	$206.7	$23.5	$355.0	$43.6

	December 31, 2016
	Public		Private		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$88.2	$2.8	$168.6	$2.5	$256.8	$5.3
Greater than three to six months	10.9	1.3	62.2	3.8	73.1	5.1
Greater than six to nine months	—	0.1	6.2	0.1	6.2	0.2
Greater than nine to twelve months	3.4	0.5	1.0	0.1	4.4	0.6
Greater than twelve to twenty-four months	200.6	16.8	76.0	7.8	276.6	24.6
Greater than twenty-four to thirty-six months	147.8	17.6	93.6	22.7	241.4	40.3
Greater than thirty-six months	135.4	22.9	85.8	34.6	221.2	57.5

Total fixed maturities, available-for-sale	$586.3	$62.0	$493.4	$71.6	$1,079.7	$133.6

        The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, on fixed maturities available-for-sale where the estimated fair value had declined and remained below amortized cost by 20% or more as of the years indicated.

	December 31, 2017
	Problem, potential problem and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$0.5	$1.0	$25.4	$16.8	$25.9	$17.8
Greater than three to six months	—	—	0.1	—	0.1	—
Greater than six to nine months	—	—	0.5	0.1	0.5	0.1
Greater than twelve months	18.7	12.7	24.2	11.1	42.9	23.8

Total fixed maturities, available-for-sale	$19.2	$13.7	$50.2	$28.0	$69.4	$41.7

	December 31, 2016
	Problem, potential problem and restructured		All other fixed maturity securities		Total
	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses	Carrying amount	Gross unrealized losses
	(in millions)
Three months or less	$4.9	$1.2	$31.0	$8.8	$35.9	$10.0
Greater than three to six months	25.8	16.2	2.2	1.2	28.0	17.4
Greater than six to nine months	—	—	0.1	0.1	0.1	0.1
Greater than nine to twelve months	4.6	2.5	0.1	0.2	4.7	2.7
Greater than twelve months	45.7	35.4	50.6	30.6	96.3	66.0

Total fixed maturities, available-for-sale	$81.0	$55.3	$84.0	$40.9	$165.0	$96.2

Mortgage Loans

        Mortgage loans consist of commercial mortgage loans on real estate and residential mortgage loans. The carrying amount of our commercial mortgage loan portfolio was $12,700.8 million and $11,940.5 million as of December 31, 2017 and December 31, 2016, respectively. The carrying amount of our residential mortgage loan portfolio was $722.7 million and $680.5 million as of December 31, 2017 and December 31, 2016, respectively.

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

        Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 18% of our commercial mortgage loan portfolio before valuation allowance as of both December 31, 2017 and December 31, 2016. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building's design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

        The typical borrower in our commercial loan portfolio is a single purpose entity or single asset entity. As of December 31, 2017 and December 31, 2016, the total number of commercial mortgage loans outstanding was 813 and 840, of which 52% and 55% were for loans with principal balances less than $10.0 million, respectively. The average loan size of our commercial mortgage portfolio was $15.6 million and $14.2 million as of December 31, 2017 and December 31, 2016, respectively.

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

        We did not have problem, potential problem and restructured commercial mortgages as of December 31, 2017 and December 31, 2016.

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

        The following table represents our commercial mortgage loan valuation allowance for the years indicated.

	For the year ended December 31, 2017	For the year ended December 31, 2016
	($ in millions)
Balance, beginning of period	$27.4	$27.5
Provision	(1.6)	1.4
Charge-offs	—	(1.5)

Balance, end of period	$25.8	$27.4

Valuation allowance as % of carrying value before reserves	0.20%	0.23%

        Residential Mortgage Loans.    The residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $23.0 million and $165.6 million and first lien mortgages with an amortized cost of $706.1 million and $531.9 million as of December 31, 2017 and December 31, 2016, respectively. The home equity loans are generally second lien mortgages made up of closed-end loans and lines of credit. Non-performing residential mortgage loans, which are defined as loans 90 days or greater delinquent plus non-accrual loans, totaled $8.4 million and $12.2 million as of December 31, 2017 and December 31, 2016, respectively.

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

        The residential mortgage loan valuation allowance decreased in 2017 primarily due to sales of home equity loans. The following table represents our residential mortgage loan valuation allowance for the years indicated.

	For the year ended December 31, 2017	For the year ended December 31, 2016
	($ in millions)
Balance, beginning of period	$17.0	$23.9
Provision	(10.5)	(5.7)
Charge-offs	(5.0)	(4.8)
Recoveries	4.9	3.6

Balance, end of period	$6.4	$17.0

Valuation allowance as % of carrying value before reserves	0.88%	2.44%

Real Estate

        Real estate consists primarily of commercial equity real estate. As of December 31, 2017 and December 31, 2016, the carrying amount of our equity real estate investment was $1,732.7 million and $1,365.2 million, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

        Equity real estate is categorized as either "real estate held for investment" or "real estate held for sale." Real estate held for investment totaled $1,522.0 million and $1,236.5 million as of December 31, 2017 and December 31, 2016, respectively. The carrying value of real estate held for investment is generally adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized capital losses in our consolidated results of operations. Impairment adjustments recorded for the years ended December 31, 2017 and December 31, 2016, were $1.1 million and $0.8 million, respectively.

        The carrying amount of real estate held for sale was $210.7 million and $128.7 million as of December 31, 2017 and December 31, 2016, respectively. Once we identify a real estate property to be sold and it is probable that it will be sold, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. The change in valuation allowance for the year ended December 31, 2016, was $4.5 million. The valuation allowance did not change for the year ended December 31, 2017.

        We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

        Equity real estate is distributed across geographic regions of the country. As of December 31, 2017, our largest equity real estate portfolio concentration was in the Pacific (44%) region of the United States. By property type, our largest concentrations were in apartments (33%), office (31%), and industrial (26%) as of December 31, 2017.

Other Investments

        Our other investments totaled $1,815.4 million as of December 31, 2017, compared to $2,088.7 million as of December 31, 2016. Derivative assets accounted for $250.4 million and $871.6 million in other investments as of December 31, 2017 and December 31, 2016, respectively. The remaining invested assets are primarily related to equity method investments, which include real estate properties owned jointly with venture partners and operated by the partners and sponsored investment funds.

International Investment Operations

        Of our invested assets, $7,966.3 million were held by our Principal International segment as of December 31, 2017. The assets are primarily managed by the local Principal International affiliate. Due to the regulatory constraints in each location, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets is fixed maturities. The following table excludes invested assets of the separate accounts.

	December 31, 2017		December 31, 2016
	Carrying amount	Percent of total	Carrying amount	Percent of total
	($ in millions)
Fixed maturities:
Public	$3,972.9	50%	$3,645.5	52%
Private	11.9	—	9.0	—
Equity securities	1,454.8	18	1,169.7	17
Mortgage loans:
Commercial	170.7	2	87.3	1
Residential	556.3	7	521.9	7
Real estate held for sale	2.2	—	2.0	—
Real estate held for investment	1.8	—	1.6	—
Policy loans	24.9	—	23.1	—
Other investments:
Direct financing leases	937.4	12	875.2	13
Investment in unconsolidated entities	763.8	10	634.7	9
Derivative assets and other investments	69.6	1	57.3	1

Total invested assets	7,966.3	100%	7,027.3	100%

Cash and cash equivalents	186.4		384.1

Total invested assets and cash	$8,152.7		$7,411.4

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

Impact of Changes in Long-Term Interest Rate Assumptions

        We use long-term interest rate assumptions to calculate reserves, DAC, other actuarial balances and benefit plan obligations in accordance with U.S. GAAP. In setting these assumptions, we consider a variety of factors, including historical experience, emerging trends and future expectations. We evaluate our assumptions on at least an annual basis. Due to the long-term nature of our assumptions, we generally do not revise our assumptions in response to short-term fluctuations in market interest rates. However, we will consider revising our assumptions if a significant change occurs in the factors noted above.

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

        Guaranteed Minimum Interest Rate Exposure.    The following table provides detail on the differences between the interest rates being credited to contractholders as of December 31, 2017, and the respective guaranteed minimum interest rates ("GMIRs"). Account values are broken down by GMIR level within the Retirement and Income Solutions and U.S. Insurance Solutions segments.

	Account values (1)
		Excess of crediting rates over GMIR:
	At GMIR	Up to 0.50% above GMIR	0.51% to 1.00% above GMIR	1.01% to 2.00% above GMIR	2.01% or more above GMIR	Total
	($ in millions)
Guaranteed minimum interest rate
Retirement and Income Solutions
Up to 1.00%	$488.2	$663.6	$5,782.5	$2,321.5	$410.9	$9,666.7
1.01% - 2.00%	310.4	1,253.4	0.3	—	—	1,564.1
2.01% - 3.00%	5,745.8	64.5	0.3	3.0	—	5,813.6
3.01% - 4.00%	212.5	—	—	—	—	212.5

Subtotal	6,756.9	1,981.5	5,783.1	2,324.5	410.9	17,256.9
U.S. Insurance Solutions
Up to 1.00%	—	20.5	7.3	—	—	27.8
1.01% - 2.00%	323.7	—	232.8	268.8	86.2	911.5
2.01% - 3.00%	1,894.4	853.4	412.0	119.5	0.1	3,279.4
3.01% - 4.00%	1,499.1	49.3	7.2	23.5	3.3	1,582.4
4.01% - 5.00%	222.9	35.1	33.8	10.8	—	302.6

Subtotal	3,940.1	958.3	693.1	422.6	89.6	6,103.7

Total	$10,697.0	$2,939.8	$6,476.2	$2,747.1	$500.5	$23,360.6

Percentage of total	45.8%	12.6%	27.7%	11.8%	2.1%	100.0%

(1)
Includes only the account values, net of policy loans, for products with GMIRs and discretionary crediting rates.

        In addition to the domestic account values shown in the table above, Principal International had $634.9 million and $551.1 million of account values with GMIRs in Hong Kong and Brazil, respectively, as of December 31, 2017. The Brazil amount includes account values from an equity method subsidiary, adjusted to reflect the proportion of the subsidiary's results reflected in our net income. Our liabilities in Principal International are generally denominated in the functional currency of the location of operation. The pattern of interest rate movements in our international operations will likely differ from the pattern of interest rate movements in the U.S.

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

        We estimate a hypothetical 100 basis point immediate, parallel increase in interest rates would reduce the net reported fair value of our financial assets and derivatives by $3,831.5 million as of December 31, 2017, compared to $3,100.1 million as of December 31, 2016. This estimate only reflects the change in fair value for financial assets and derivatives reported at fair value on our consolidated statements of financial position. Assets and liabilities not reported at fair value on our consolidated statements of financial position — including mortgage loans, liabilities relating to insurance contracts, investment contracts, debt and bank deposits — are excluded from this sensitivity analysis. We believe the excluded liability items would economically serve as a partial offset to the net interest rate risk of the financial instruments included in the sensitivity analysis. Separate account assets and liabilities are also excluded from this estimate, as any interest rate risk is borne by the holder of the separate account. For more information on fair value measurements, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements."

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

        Our net estimated potential loss in fair value as of December 31, 2017, increased $731.4 million from December 31, 2016, primarily due to an increase in our invested assets and an increase in the duration of our financial assets with interest rate risk.

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

  •
  Retirement Business Stable Cash Flows — For stable and predictable cash flow liabilities, such as full service payout, full service accumulation, investment only, and newer fixed deferred annuities, we use investment strategy and hedges to tightly align the cash flow run off of these asset and liability cash flows. Immunization and embedded value analysis are also utilized in the management of interest rate risk.

  •
  Retirement Business Dynamic Cash Flows — Dynamic liability cash flows, such as older fixed deferred annuities, are sensitive to policyholder behavior and the current interest rate environment. The risk and return metrics from deterministic and stochastic interest rate scenarios are used to manage the interest rate risk for these liabilities.

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

        Prepayment risk is controlled by limiting our exposure to investments that are prepayable without penalty prior to maturity at the option of the issuer. We also require additional yield on these investments to compensate for the risk the issuer will exercise such option. Prepayment risk is also controlled by limiting the sales of liabilities with features such as puts or other options that can be exercised at inopportune times. We manage the interest rate risk associated with our long-term borrowings by monitoring the interest rate environment and evaluating refinancing opportunities as maturity dates approach.
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

        Use of Derivatives to Manage Interest Rate Risk.    We use or have previously used various derivative financial instruments to manage our exposure to fluctuations in interest rates, including interest rate swaps, interest rate options, swaptions and futures. We use interest rate swaps and futures contracts to hedge changes in interest rates subsequent to the issuance of an insurance liability, such as a guaranteed investment contract, but prior to the purchase of a supporting asset, or during periods of holding assets in anticipation of near term liability sales. We use interest rate swaps primarily to more closely match the interest rate characteristics of assets and liabilities. They can be used to change the sensitivity to the interest rate of specific assets and liabilities as well as an entire portfolio. We use interest rate options to manage interest rate risk related to GMIR liabilities in our individual annuities contracts and lapse risk associated with higher interest rates. We purchase swaptions to offset or modify existing exposures.

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

        We estimate as of December 31, 2017, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency-denominated instruments identified above because we effectively hedge foreign currency-denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2016. However, fluctuations in foreign currency exchange rates do affect the translation of segment pre-tax operating earnings and equity of our international operations into our consolidated financial statements.

        For our Principal International segment, we estimate a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $336.6 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of December 31, 2017, as compared to an estimated $306.0 million, or 10%, reduction as of December 31, 2016. We estimate a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $41.1 million, or 12%, reduction in segment pre-tax operating earnings of our international operations for the year ended December 31, 2017, as compared to an estimated $36.0 million, or 13%, reduction for the year ended December 31, 2016.

        The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

        Use of Derivatives to Manage Foreign Currency Risk.    The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $232.2 million and $881.1 million as of December 31, 2017 and December 31, 2016, respectively. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $455.6 million and $452.8 million as of December 31, 2017 and December 31, 2016, respectively. The notional amount of our currency forwards hedging foreign-denominated equity securities was $35.1 million and $18.9 million as of December 31, 2017 and December 31, 2016, respectively.

        With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our Principal International operations had currency swaps with a notional amount of $200.8 million and $218.1 million as of December 31, 2017 and December 31, 2016, respectively. Our Principal International operations also utilized currency forwards with a notional amount of $665.2 million and $713.5 million as of December 31, 2017 and December 31, 2016, respectively.

        We sometimes use derivatives to hedge currency risk associated with expected cash flows from our foreign operations. We held currency forwards with a notional amount of $81.2 million and $118.9 million as December 31, 2017 and December 31, 2016, respectively. We also utilized currency options with a notional amount of $583.6 million as of December 31, 2017. No currency options were utilized as of December 31, 2016.

        We used currency forwards with a notional amount of $134.0 million as of December 31, 2017, to manage the foreign currency risk associated with a business combination. No hedges of business combinations were outstanding as of December 31, 2016.

Equity Risk

        Equity risk is the risk we will incur economic losses due to adverse fluctuations in common stock prices. As of December 31, 2017 and December 31, 2016, the fair value of our equity securities was $1,866.6 million and $1,512.3 million, respectively. We estimate a 10% decline in the prices of the equity securities would result in a decline in fair value of our equity securities of $186.7 million as of December 31, 2017, as compared to a decline in fair value of our equity securities of $151.2 million as of December 31, 2016.

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

        Use of Derivatives to Manage Equity Risk.    We economically hedge the fixed deferred annuity and universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product's profile or selling options to offset existing exposures. We economically hedged the GMWB exposure, which includes interest rate risk and equity risk, using futures, options and interest rate swaps with notional amounts of $594.3 million, $3,217.4 million, and $3,893.7 million, respectively, as of December 31, 2017, and notional amounts of $641.1 million, $3,135.0 million, and $3,996.6 million, respectively, as of December 31, 2016. The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Principal Financial Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Principal Financial Group, Inc.'s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Principal Financial Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a) of the Company and our report dated February 9, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP
Des Moines, Iowa February 9, 2018

 Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Principal Financial Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Principal Financial Group, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 9, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1967.
Des Moines, Iowa February 9, 2018

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	December 31, 2017	December 31, 2016
	(in millions)
Assets
Fixed maturities, available-for-sale (2017 and 2016 include $268.0 million and $232.5 million related to consolidated variable interest entities)	$59,388.4	$54,846.1
Fixed maturities, trading (2017 and 2016 include $0.0 million and $82.4 million related to consolidated variable interest entities)	566.0	398.4
Equity securities, available-for-sale	96.0	98.9
Equity securities, trading (2017 and 2016 include $811.4 million and $721.9 million related to consolidated variable interest entities)	1,770.6	1,413.4
Mortgage loans	14,150.5	13,230.2
Real estate (2017 and 2016 include $370.3 million and $305.7 million related to consolidated variable interest entities)	1,736.7	1,368.8
Policy loans	808.3	823.8
Other investments (2017 and 2016 include $139.8 million and $89.8 million related to consolidated variable interest entities and $61.0 million and $86.2 million measured at fair value under the fair value option)	3,586.2	3,655.9

Total investments	82,102.7	75,835.5
Cash and cash equivalents	2,470.8	2,719.6
Accrued investment income	610.6	580.6
Premiums due and other receivables	1,469.8	1,361.9
Deferred acquisition costs	3,540.7	3,380.2
Property and equipment	759.5	699.0
Goodwill	1,068.8	1,020.8
Other intangibles	1,314.7	1,325.3
Separate account assets (2017 and 2016 include $41,540.8 million and $35,844.1 million related to consolidated variable interest entities)	159,272.7	139,832.6
Other assets	1,330.9	1,258.8

Total assets	$253,941.2	$228,014.3

Liabilities
Contractholder funds (2017 and 2016 include $380.6 million and $358.7 million related to consolidated variable interest entities)	$38,082.5	$37,953.6
Future policy benefits and claims	33,019.3	29,000.7
Other policyholder funds	922.3	890.4
Short-term debt	39.5	51.4
Long-term debt	3,178.4	3,125.7
Income taxes currently payable	16.7	12.9
Deferred income taxes	1,092.5	972.4
Separate account liabilities (2017 and 2016 include $41,540.8 million and $35,844.1 million related to consolidated variable interest entities)	159,272.7	139,832.6
Other liabilities (2017 and 2016 include $270.2 million and $284.1 million related to consolidated variable interest entities, of which $0.0 million and $59.9 million are measured at fair value under the fair value option)	5,294.1	5,783.3

Total liabilities	240,918.0	217,623.0
Redeemable noncontrolling interest (2017 and 2016 include $52.4 million and $58.8 million related to consolidated variable interest entities)	101.3	97.5
Stockholders' equity
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 474.1 million and 469.2 million shares issued, and 289.0 million and 287.7 million shares outstanding in 2017 and 2016	4.7	4.7
Additional paid-in capital	9,925.2	9,686.0
Retained earnings	9,482.9	7,720.4
Accumulated other comprehensive income (loss)	165.5	(675.2)
Treasury stock, at cost (185.1 million and 181.5 million shares in 2017 and 2016)	(6,729.0)	(6,508.6)

Total stockholders' equity attributable to Principal Financial Group, Inc.	12,849.3	10,227.3
Noncontrolling interest	72.6	66.5

Total stockholders' equity	12,921.9	10,293.8

Total liabilities and stockholders' equity	$253,941.2	$228,014.3

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

	For the year ended December 31,
	2017	2016	2015
	(in millions, except per share data)
Revenues
Premiums and other considerations	$6,217.4	$5,299.1	$5,310.3
Fees and other revenues	3,892.3	3,627.4	3,653.1
Net investment income	3,459.3	3,296.5	3,052.1
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	606.0	269.5	(20.9)
Net other-than-temporary impairment losses on available-for-sale securities	(28.7)	(98.8)	(0.8)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	(53.1)	0.4	(29.4)

Net impairment losses on available-for-sale securities	(81.8)	(98.4)	(30.2)

Net realized capital gains (losses)	524.2	171.1	(51.1)

Total revenues	14,093.2	12,394.1	11,964.4
Expenses
Benefits, claims and settlement expenses	7,822.6	6,913.2	6,697.7
Dividends to policyholders	124.6	156.6	163.5
Operating expenses	3,893.8	3,732.6	3,672.4

Total expenses	11,841.0	10,802.4	10,533.6

Income before income taxes	2,252.2	1,591.7	1,430.8
Income taxes (benefits)	(72.3)	229.9	177.6

Net income	2,324.5	1,361.8	1,253.2
Net income attributable to noncontrolling interest	14.1	45.3	19.2

Net income attributable to Principal Financial Group, Inc.	2,310.4	1,316.5	1,234.0
Less:
Preferred stock dividends	—	—	16.5
Excess of redemption value over carrying value of preferred shares redeemed	—	—	8.2

Net income available to common stockholders	$2,310.4	$1,316.5	$1,209.3

Earnings per common share
Basic earnings per common share	$8.00	$4.55	$4.11

Diluted earnings per common share	$7.88	$4.50	$4.06

Dividends declared per common share	$1.87	$1.61	$1.50

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Comprehensive Income

	For the year ended December 31,
	2017	2016	2015
	(in millions)
Net income	$2,324.5	$1,361.8	$1,253.2
Other comprehensive income (loss), net:
Net unrealized gains (losses) on available-for-sale securities	639.5	99.1	(470.7)
Noncredit component of impairment losses on fixed maturities, available-for-sale	31.2	(3.5)	19.1
Net unrealized gains (losses) on derivative instruments	(42.6)	15.5	19.2
Foreign currency translation adjustment	178.9	68.1	(471.6)
Net unrecognized postretirement benefit obligation	37.3	41.8	(39.1)

Other comprehensive income (loss)	844.3	221.0	(943.1)

Comprehensive income	3,168.8	1,582.8	310.1
Comprehensive income (loss) attributable to noncontrolling interest	17.7	49.7	(1.3)

Comprehensive income attributable to Principal Financial Group, Inc.	$3,151.1	$1,533.1	$311.4

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders' Equity

	Series A preferred stock	Series B preferred stock	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Noncontrolling interest	Total stockholders' equity
	(in millions)
Balances as of January 1, 2015	$—	$0.1	$4.6	$9,945.5	$6,114.1	$50.4	$(5,930.7)	$48.0	$10,232.0
Common stock issued	—	—	0.1	76.0	—	—	—	—	76.1
Stock-based compensation and additional related tax benefits	—	—	—	90.6	(6.5)	—	—	0.1	84.2
Treasury stock acquired, common	—	—	—	—	—	—	(300.6)	—	(300.6)
Dividends to common stockholders	—	—	—	—	(441.0)	—	—	—	(441.0)
Dividends to preferred stockholders	—	—	—	—	(16.5)	—	—	—	(16.5)
Preferred stock redemption	—	(0.1)	—	(541.7)	(8.2)	—	—	—	(550.0)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(15.4)	(15.4)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	7.7	7.7
Purchase of subsidiary shares from noncontrolling interest (1)	—	—	—	(19.0)	—	(10.3)	—	12.8	(16.5)
Adjustments to redemption amount of redeemable noncontrolling interest	—	—	—	(6.6)	—	—	—	—	(6.6)
Net income (1)	—	—	—	—	1,234.0	—	—	14.3	1,248.3
Other comprehensive loss (1)	—	—	—	—	—	(922.6)	—	(1.7)	(924.3)

Balances as of December 31, 2015	—	—	4.7	9,544.8	6,875.9	(882.5)	(6,231.3)	65.8	9,377.4
Common stock issued	—	—	—	37.8	—	—	—	—	37.8
Stock-based compensation and additional related tax benefits	—	—	—	92.5	(7.1)	—	—	0.4	85.8
Treasury stock acquired, common	—	—	—	—	—	—	(277.3)	—	(277.3)
Dividends to common stockholders	—	—	—	—	(464.9)	—	—	—	(464.9)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(34.8)	(34.8)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	5.5	5.5
Purchase of subsidiary shares from noncontrolling interest (1)	—	—	—	15.1	—	(9.3)	—	—	5.8
Adjustments to redemption amount of redeemable noncontrolling interest	—	—	—	(4.2)	—	—	—	—	(4.2)
Net income (1)	—	—	—	—	1,316.5	—	—	28.5	1,345.0
Other comprehensive income (1)	—	—	—	—	—	216.6	—	1.1	217.7

Balances as of December 31, 2016	—	—	4.7	9,686.0	7,720.4	(675.2)	(6,508.6)	66.5	10,293.8
Common stock issued	—	—	—	162.5	—	—	—	—	162.5
Stock-based compensation	—	—	—	90.2	(7.9)	—	—	0.4	82.7
Treasury stock acquired, common	—	—	—	—	—	—	(220.4)	—	(220.4)
Dividends to common stockholders	—	—	—	—	(540.0)	—	—	—	(540.0)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(8.4)	(8.4)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	6.0	6.0
Purchase of subsidiary shares from noncontrolling interest (1)	—	—	—	(7.6)	—	—	—	(1.3)	(8.9)
Adjustments to redemption amount of redeemable noncontrolling interest	—	—	—	(5.9)	—	—	—	—	(5.9)
Net income (1)	—	—	—	—	2,310.4	—	—	7.1	2,317.5
Other comprehensive income (1)	—	—	—	—	—	840.7	—	2.3	843.0

Balances as of December 31, 2017	$—	$—	$4.7	$9,925.2	$9,482.9	$165.5	$(6,729.0)	$72.6	$12,921.9

(1)
Excludes amounts attributable to redeemable noncontrolling interest. See Note 13, Stockholders' Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2017	2016	2015
	(in millions)
Operating activities
Net income	$2,324.5	$1,361.8	$1,253.2
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital (gains) losses	(524.2)	(171.1)	51.1
Depreciation and amortization expense	195.7	186.6	193.0
Amortization of deferred acquisition costs	234.6	285.1	270.8
Additions to deferred acquisition costs	(421.8)	(402.3)	(390.3)
Stock-based compensation	82.7	84.4	84.5
(Income) loss from equity method investments, net of dividends received	(68.2)	(0.6)	97.8
Changes in:
Accrued investment income	(30.0)	(35.0)	(39.7)
Net cash flows for trading securities	(332.2)	166.5	(201.9)
Premiums due and other receivables	(114.2)	98.7	(211.5)
Contractholder and policyholder liabilities and dividends	3,296.8	2,140.3	3,283.6
Current and deferred income taxes (benefits)	(164.4)	45.8	(66.5)
Real estate acquired through operating activities	(82.6)	(58.2)	(44.1)
Real estate sold through operating activities	1.4	229.0	53.7
Other assets and liabilities	(227.1)	(1.1)	145.7
Other	17.0	(72.1)	(102.3)

Net adjustments	1,863.5	2,496.0	3,123.9

Net cash provided by operating activities	4,188.0	3,857.8	4,377.1
Investing activities
Available-for-sale securities:
Purchases	(13,371.6)	(13,763.8)	(9,920.3)
Sales	1,413.6	1,890.5	1,563.0
Maturities	8,743.2	7,742.8	6,625.9
Mortgage loans acquired or originated	(2,755.8)	(2,889.0)	(2,275.1)
Mortgage loans sold or repaid	1,872.0	2,068.7	1,687.3
Real estate acquired	(200.5)	(109.7)	(322.0)
Real estate sold	481.9	35.5	208.9
Net purchases of property and equipment	(164.8)	(154.9)	(136.4)
Purchase of interests in subsidiaries, net of cash acquired	—	—	(291.2)
Net change in other investments	(70.8)	26.0	(307.7)

Net cash used in investing activities	(4,052.8)	(5,153.9)	(3,167.6)
Financing activities
Issuance of common stock	162.5	37.8	76.1
Acquisition of treasury stock	(220.4)	(277.3)	(300.6)
Proceeds from financing element derivatives	0.1	0.4	0.3
Payments for financing element derivatives	(77.6)	(87.7)	(82.0)
Excess tax benefits from share-based payment arrangements	—	12.0	15.7
Purchase of subsidiary shares from noncontrolling interest	(13.3)	(2.4)	(22.5)
Dividends to common stockholders	(540.0)	(464.9)	(441.0)
Dividends to preferred stockholders	—	—	(16.5)
Preferred stock redemption	—	—	(550.0)
Issuance of long-term debt	2.8	656.1	804.9
Principal repayments of long-term debt	(56.5)	(799.3)	(52.6)
Net proceeds from (repayments of) short-term borrowings	(15.5)	(131.4)	157.0
Investment contract deposits	10,154.4	10,770.9	6,492.3
Investment contract withdrawals	(9,914.6)	(8,392.7)	(6,666.8)
Net increase in banking operation deposits	136.6	129.0	91.1
Other	(2.5)	0.4	(14.0)

Net cash provided by (used in) financing activities	(384.0)	1,450.9	(508.6)

Net increase (decrease) in cash and cash equivalents	(248.8)	154.8	700.9
Cash and cash equivalents at beginning of period	2,719.6	2,564.8	1,863.9

Cash and cash equivalents at end of period	$2,470.8	$2,719.6	$2,564.8

Supplemental information:
Cash paid for interest	$148.6	$162.0	$149.6
Cash paid for income taxes	$79.3	$178.8	$129.6
Supplemental disclosure of non-cash activities:
Assets received in kind for pension risk transfer transactions	$—	$594.3	$—
Assets and liability changes resulting from exchange agreement to exit real estate joint ventures:
Real estate properties received	$743.2	$—	$—
Long-term debt assumed on real estate properties received	$269.0	$—	$—
Increase in other investments due to discontinuing equity method accounting	$222.4	$—	$—

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

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

        Certain reclassifications have been made to prior period consolidated statements of cash flows to conform to the December 31, 2017, presentation. This included presenting separate line items within operating activities for (income) loss from equity method investments, net of dividends received, and changes in other assets and liabilities. Previously these amounts had been included within other operating activities.

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

        If an entity is not a VIE, it is considered a VOE. VOEs are generally consolidated if we own a greater than 50% voting interest. If we determine our involvement in an entity no longer meets the requirements for consolidation under either the VIE or VOE models, the entity is deconsolidated. Entities in which we have management influence over the operating and financing decisions but are not required to consolidate, other than investments accounted for at fair value under the fair value option, are reported using the equity method.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

1. Nature of Operations and Significant Accounting Policies — (continued)

Recent Accounting Pronouncements

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters

Standards not yet adopted:

Goodwill impairment testing
This authoritative guidance simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 (which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill to the carrying amount of that goodwill) from the goodwill impairment test. A goodwill impairment loss will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. Early adoption is permitted.	January 1, 2020	We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Credit losses
This authoritative guidance requires entities to use a current expected credit loss ("CECL") model to measure impairment for most financial assets that are not recorded at fair value through net income. Under the CECL model, an entity will estimate lifetime expected credit losses considering available relevant information about historical events, current conditions and reasonable and supportable forecasts. The CECL model does not apply to available-for-sale debt securities. This guidance also expands the required credit loss disclosures and will be applied using a modified retrospective approach by recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Early adoption is permitted.	January 1, 2020	We are currently evaluating the impact this guidance will have on our consolidated financial statements. We believe estimated credit losses under the CECL model will generally result in earlier loss recognition for loans and other receivables.

Targeted improvements to accounting for hedging
    activities
This authoritative guidance updates certain recognition and measurement requirements for hedge accounting. The objective of the guidance is to more closely align the economics of a company's risk management activities in its financial results and reduce the complexity of applying hedge accounting. The updates include the expansion of hedging strategies that are eligible for hedge accounting, elimination of the separate measurement and reporting of hedge ineffectiveness, presentation of the changes in the fair value of the hedging instrument in the same consolidated statement of operations line as the earnings effect of the hedged item and simplification of hedge effectiveness assessments. This guidance also includes new disclosures and will be applied using a modified retrospective approach by recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Early adoption is permitted.	January 1, 2019	We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

1. Nature of Operations and Significant Accounting Policies — (continued)

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters

Premium amortization on purchased callable debt
    securities
This authoritative guidance applies to entities that hold certain non-contingently callable debt securities, where the amortized cost basis is at a premium to the price repayable by the issuer at the earliest call date. Under the guidance the premium will be amortized to the first call date. This guidance requires adoption through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Early adoption is permitted.	January 1, 2019	We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Leases
This authoritative guidance requires lessee recognition of lease assets and lease liabilities on the balance sheet. The concept of an operating lease, where the lease assets and liabilities are off balance sheet, is eliminated under the new guidance. For lessors, the guidance modifies lease classification criteria and accounting for certain types of leases. Other key aspects of the guidance relate to the removal of the current real estate-specific guidance and new presentation and disclosure requirements. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes certain optional practical expedients that may be elected. Early adoption is permitted.	January 1, 2019	Our evaluation process includes, but is not limited to, identifying our leases that are within the scope of the guidance, reviewing and documenting our accounting for these contracts, assessing system and process changes and determining disclosure impacts. We are currently evaluating other impacts this guidance will have on our consolidated financial statements.

Nonfinancial asset derecognition and partial sales of
    nonfinancial assets
This authoritative guidance clarifies the scope of the recently established guidance on nonfinancial asset derecognition and the accounting for partial sales of nonfinancial assets. The guidance conforms the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue recognition standard.	January 1, 2018	This guidance will not have a material impact on our consolidated financial statements.

Presentation of net periodic pension cost and net
    periodic postretirement benefit cost
This authoritative guidance requires that an employer disaggregate the service cost component from the other components of net benefit cost. The guidance also provides explicit guidance on the presentation of the service cost component and the other components of net benefit cost in the consolidated statement of operations and allows only the service cost component of net benefit cost to be eligible for capitalization.	January 1, 2018	This guidance will not have a material impact on our consolidated financial statements.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

1. Nature of Operations and Significant Accounting Policies — (continued)

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters

Definition of a business
This authoritative guidance clarifies the definition of a business to assist with evaluating when transactions involving an integrated set of assets and activities (a "set") should be accounted for as acquisitions or disposals of assets or businesses. The guidance requires that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The guidance also requires a set to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output to be considered a business. Lastly, the guidance removes the evaluation of whether a market participant could replace missing elements and narrows the definition of outputs by more closely aligning it with how outputs are described in the revenue recognition guidance. The guidance will be applied prospectively.	January 1, 2018	This guidance will not have a material impact on our consolidated financial statements.

Financial instruments — recognition and
    measurement
This authoritative guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The primary focus of this guidance is to supersede the guidance to classify equity securities with readily determinable fair values into different categories (trading or available-for-sale) and rather requires these equity securities to be measured at fair value with changes in the fair value recognized through net income.	January 1, 2018	This guidance will be adopted using the modified retrospective approach and will not have a material impact on our consolidated financial statements. As of December 31, 2017, we did not hold material equity securities accounted for at fair value through other comprehensive income that will be accounted for at fair value through net income under the updated guidance.

Revenue recognition
This authoritative guidance replaces all general and most industry specific revenue recognition guidance currently prescribed by U.S. GAAP. The core principle is that an entity recognizes revenue to reflect the transfer of a promised good or service to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for that good or service. This guidance also provides clarification on when an entity is a principal or an agent in a transaction. In addition, the guidance updates the accounting for certain costs associated with obtaining and fulfilling a customer contract.	January 1, 2018	The guidance will be adopted using the modified retrospective application. Only a portion of our total revenues, less than 20%, are subject to this guidance as it does not apply to revenue on contracts accounted for under the insurance contracts or financial instruments standards. Our evaluation process is complete and included, but was not limited to, identifying contracts within the scope of the guidance, reviewing and documenting our accounting for these contracts, identifying and determining the accounting for any related contract costs, and preparing the required financial statement disclosures. While we did not identify material changes in the timing of our revenue recognition, we will have financial statement changes related to contract costs. We will defer certain sales compensation related to obtaining contracts with customers that we did not previously defer, we will no longer defer certain contract costs that were previously capitalized and we will change how we amortize certain contract costs that were previously capitalized, which will result in a net reduction to the contract cost balance. These financial statement changes are not material and result in an immaterial reduction to equity.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

1. Nature of Operations and Significant Accounting Policies — (continued)

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters

Income tax — intra-entity transfers of assets
This authoritative guidance requires entities to recognize current and deferred income tax resulting from an intra-entity asset transfer when the transfer occurs. Prior to issuance of this guidance, U.S. GAAP did not allow recognition of income tax consequences until the asset had been sold to a third party.	January 1, 2018	This guidance will be adopted using the modified retrospective approach and will not have a material impact on our consolidated financial statements.

Standards adopted:

Employee share-based payment accounting
This authoritative guidance changes certain aspects of accounting for and reporting share-based payments to employees including changes related to the income tax effects of share-based payments, tax withholding requirements and accounting for forfeitures. Various transition methods will apply depending on the situation being addressed.	January 1, 2017	The guidance was adopted prospectively as indicated by the guidance for each area of change and did not have a material impact on our consolidated financial statements.

Short-duration insurance contracts This authoritative guidance requires additional disclosures related to short-duration insurance contracts.	December 31, 2016	The disclosure requirements of this guidance were adopted retrospectively. See Note 8, Insurance Liabilities, for further details.

Net asset value per share as a practical expedient for
    fair value
This authoritative guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.	January 1, 2016	The guidance was adopted retrospectively and did not have a material impact on our consolidated financial statements. See Note 14, Fair Value Measurements, for further details.

Consolidations
This authoritative guidance makes changes to both the variable interest and voting interest consolidation models and eliminates the investment company deferral for portions of the variable interest model. The amendments in the standard impact the consolidation analysis for interests in investment companies and limited partnerships and similar entities.	January 1, 2016	The guidance was adopted using the modified retrospective approach. See Note 3, Variable Interest Entities, for further details.

Discontinued operations
This authoritative guidance amends the definition of discontinued operations and requires entities to provide additional disclosures associated with discontinued operations, as well as disposal transactions that do not meet the discontinued operations criteria. The guidance requires discontinued operations treatment for disposals of a component or group of components of an entity that represents a strategic shift that has or will have a major impact on an entity's operations or financial results. The guidance also expands the scope to disposals of equity method investments and businesses that, upon initial acquisition, qualify as held for sale.	January 1, 2015	This guidance was adopted prospectively and did not have a material impact on our consolidated financial statements.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

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

December 31, 2017

1. Nature of Operations and Significant Accounting Policies — (continued)

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

        Real estate investments are reported at cost less accumulated depreciation. The initial cost bases of properties acquired through loan foreclosures are the lower of the fair market values of the properties at the time of foreclosure or the outstanding loan balance. Buildings and land improvements are generally depreciated on the straight-line method over the estimated useful life of improvements and tenant improvement costs are depreciated on the straight-line method over the term of the related lease. We recognize impairment losses for properties when indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying value. In such cases, the cost basis of the properties are reduced to fair value. Real estate expected to be disposed is carried at the lower of cost or fair value, less cost to sell, with valuation allowances established accordingly and depreciation no longer recognized. The carrying amount of real estate held for sale was $212.9 million and $130.7 million as of December 31, 2017 and 2016, respectively. Any impairment losses and any changes in valuation allowances are reported in net income.

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

December 31, 2017

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

December 31, 2017

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

Over-The-Counter Derivatives Cleared on Chicago Mercantile Exchange

        We use certain over-the-counter ("OTC") interest rate contracts that are subject to derivative clearing agreements. These agreements require the daily cash settlement of variation margin based on changes in the fair value of the derivative instrument. Prior to 2017, variation margin for all such interest rate contracts was treated as collateral, which was accounted for separately as an interest-bearing asset or liability. For reporting purposes, we did not offset fair value amounts recognized for the right to reclaim variation margin collateral or the obligation to return variation margin collateral against fair value amounts recognized for derivative instruments executed with the same counterparties under master netting agreements.

        Effective January 2017, the Chicago Mercantile Exchange ("CME") rulebook was amended to legally characterize variation margin payments for cleared OTC derivatives as settlements of the derivative exposure rather than collateral against the derivative exposure. The economic cash flows exchanged do not change and therefore hedge accounting is unchanged; however, the variation margin and derivative instrument are considered a single unit of account for accounting and presentation purposes. As settlements, variation margin receipts and payments are considered cash flows of the derivative and reduce the recognized asset or liability arising from the derivative's mark-to-market for balance sheet presentation, effectively resulting in the derivative having a fair value that approximates zero. As of December 31, 2016, our consolidated statements of financial position included $528.0 million in other investments and $527.7 million in other liabilities related to OTC interest rate contracts cleared with the CME. The balance of those line items was reduced by those amounts in January 2017 as a result of the CME rulebook amendment. The rulebook amendment did not have an impact on net income. Additionally, the change by the CME did not impact the accounting for our OTC derivatives not cleared with the CME.

Contractholder and Policyholder Liabilities

        Contractholder and policyholder liabilities (contractholder funds, future policy benefits and claims and other policyholder funds) include reserves for investment contracts, individual and group annuities that provide periodic income payments, universal life insurance, variable universal life insurance, indexed universal life insurance, term life insurance, participating traditional individual life insurance, group life insurance, health insurance and disability income policies, as well as a provision for dividends on participating policies.

        Investment contracts are contractholders' funds on deposit with us and generally include reserves for pension and annuity contracts. Reserves on investment contracts are equal to the cumulative deposits less any applicable charges and withdrawals plus credited interest. Reserves for universal life, variable universal life and indexed universal life insurance contracts are equal to cumulative deposits less charges plus credited interest, which represents the account balances that accrue to the benefit of the policyholders.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

1. Nature of Operations and Significant Accounting Policies — (continued)

        We hold additional reserves on certain long-duration contracts where benefit features result in gains in early years followed by losses in later years; universal life, variable universal life and indexed universal life insurance contracts that contain no lapse guarantee features; and annuities with guaranteed minimum death benefits.

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

        Participating business represented approximately 7%, 8% and 9% of our life insurance in force and 29%, 33% and 36% of the number of life insurance policies in force as of December 31, 2017, 2016 and 2015, respectively. Participating business represented approximately 30%, 31% and 36% of life insurance premiums for the years ended December 31, 2017, 2016 and 2015, respectively. The amount of dividends to policyholders is declared annually by Principal Life's Board of Directors. The amount of dividends to be paid to policyholders is determined after consideration of several factors including interest, mortality, morbidity and other expense experience for the year and judgment as to the appropriate level of statutory surplus to be retained by Principal Life. At the end of the reporting period, Principal Life establishes a dividend liability for the pro rata portion of the dividends expected to be paid on or before the next policy anniversary date.

        Some of our policies and contracts require payment of fees or other policyholder assessments in advance for services that will be rendered over the estimated lives of the policies and contracts. These payments are established as unearned revenue liabilities upon receipt and included in other policyholder funds in the consolidated statements of financial position. These unearned revenue reserves are amortized to net income over the estimated lives of these policies and contracts in relation to the emergence of estimated gross profits ("EGPs").

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

Short-Duration Contracts

        We include the following group products in our short-duration insurance contracts disclosures: long-term disability ("LTD"), group life waiver, dental, vision, short-term disability ("STD"), critical illness and group life.

        Future policy benefits and claims include reserves for group life and disability insurance that provide periodic income payments. These reserves are computed using assumptions of mortality, morbidity and investment performance. These assumptions are based on our experience, industry results, emerging trends and future expectations. Future policy benefits and claims also include reserves for incurred but unreported group disability, dental, vision, critical illness and life insurance claims. We recognize claims costs in the period the service was provided to our policyholders. However, claims costs incurred in a particular period are not known with certainty until after we receive, process and pay the claims. We determine the amount of this liability using actuarial methods based on historical claim payment patterns as well as emerging cost trends, where applicable, to determine our estimate of claim liabilities.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

1. Nature of Operations and Significant Accounting Policies — (continued)

  •
  STD and Critical Illness: Claim frequency is based on submitted claims.

  •
  Group Life: Claim frequency is based on submitted life claims (lives, not coverages).

        We did not make any significant changes to our methodologies or assumptions used to calculate the liability for unpaid claims for short-duration contracts during 2017.

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

        Fees and other revenues are earned for asset management services provided to retail and institutional clients based largely upon contractual rates applied to the market value of the investments in the clients' portfolios, which include various platforms such as mutual funds, collective investment trusts and business trusts. Additionally, fees and other revenues are earned for administrative services performed including recordkeeping and reporting services for retirement savings plans. Fees and other revenues received for performance of asset management and administrative services are recognized as revenue when earned, typically when the service is performed.

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

December 31, 2017

1. Nature of Operations and Significant Accounting Policies — (continued)

acquisition of new and renewal insurance policies and investment contract business are capitalized to the extent recoverable. Commissions and other incremental direct costs for the acquisition of long-term service contracts are also capitalized to the extent recoverable. Maintenance costs and acquisition costs that are not deferrable are charged to net income as incurred.

        DAC for universal life-type insurance contracts and certain investment contracts are amortized over the expected lifetime of the contracts in relation to EGPs or, in certain circumstances, estimated gross revenues ("EGR"). This amortization is adjusted in the current period when EGPs or EGRs are revised. EGRs include similar assumptions as the revenue component of EGPs and the changes of future estimates and reflection of actual experience and market conditions is done in the same manner as EGPs.

        For individual variable life insurance, individual variable annuities and group annuities that have separate account U.S. equity investment options, we utilize a mean reversion methodology (reversion to the mean assumption), a common industry practice, to determine the future domestic equity market growth rate assumption used for the calculation of EGPs.

        DAC for participating life insurance policies are amortized in proportion to estimated gross margins ("EGM") rather than EGPs. EGMs include similar assumption items as EGPs. We stopped selling participating business in the early 2000s. Some products allow for underwritten death benefit increases and cost of living adjustments, resulting in a material amount of new DAC each year, and the amortization schedules are modified as appropriate.

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

        DAC for long-term service contracts are amortized in proportion to the revenue recognized or straight-line if no pattern of revenue recognition can be reasonably predicted. We amortize capitalized costs of long-term service contracts on a straight-line basis, reflecting lapses as they are incurred, over the expected contract life. DAC on long-term service contracts are subject to recoverability testing on an annual basis, or when a triggering event occurs that could warrant an impairment. To the extent future revenues less future maintenance expenses are not adequate to cover the asset balance, an impairment is recognized.

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

Reinsurance

        We enter into reinsurance agreements with other companies in the normal course of business in order to limit losses and minimize exposure to significant risks. We may assume reinsurance from or cede reinsurance to other companies. Assets and liabilities related to reinsurance ceded are reported on a gross basis. Premiums and expenses are reported net of reinsurance ceded. The cost of reinsurance related to long-duration contracts is accounted for over the life of the

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

1. Nature of Operations and Significant Accounting Policies — (continued)

underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. We are contingently liable with respect to reinsurance ceded to other companies in the event the reinsurer is unable to meet the obligations it has assumed. As of December 31, 2017 and 2016, we had $427.7 million and $412.8 million of net ceded reinsurance recoverables related to claims that have been received, respectively. As of December 31, 2017 and 2016, $417.4 million, or 98%, and $390.5 million, or 95%, were with our five largest ceded reinsurers, respectively. Our total amount recoverable from reinsurers includes net ceded reinsurance recoverables related to claims that have been received and reserves ceded to reinsurers; however, it does not reflect potentially offsetting impacts of collateral. As of December 31, 2017 and 2016, the total amount recoverable from reinsurers was $864.3 million and $837.1 million, respectively.

        The effects of reinsurance on premiums and other considerations and policy and contract benefits were as follows:

	For the year ended December 31,
	2017	2016	2015
	(in millions)
Premiums and other considerations:
Direct	$6,699.3	$5,753.8	$5,710.8
Assumed	1.9	1.7	1.9
Ceded	(483.8)	(456.4)	(402.4)

Net premiums and other considerations	$6,217.4	$5,299.1	$5,310.3

Benefits, claims and settlement expenses:
Direct	$8,216.3	$7,202.5	$7,196.7
Assumed	27.7	28.1	28.7
Ceded	(421.4)	(317.4)	(527.7)

Net benefits, claims and settlement expenses	$7,822.6	$6,913.2	$6,697.7

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

        As of December 31, 2017 and December 31, 2016, the separate accounts included a separate account valued at $170.5 million and $158.4 million, respectively, which primarily included shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability to eligible participants of the qualified plan. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

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

December 31, 2017

1. Nature of Operations and Significant Accounting Policies — (continued)

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

2. Goodwill and Other Intangible Assets

Goodwill

        The changes in the carrying amount of goodwill reported in our segments were as follows:

	Retirement and Income Solutions	Principal Global Investors	Principal International	U.S. Insurance Solutions	Corporate	Consolidated
	(in millions)
Balance as of January 1, 2016	$57.4	$252.1	$642.9	$56.6	$—	$1,009.0
Foreign currency	—	(9.6)	21.4	—	—	11.8

Balance as of December 31, 2016	57.4	242.5	664.3	56.6	—	1,020.8
Foreign currency	—	4.8	43.2	—	—	48.0

Balance as of December 31, 2017	$57.4	$247.3	$707.5	$56.6	$—	$1,068.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

2. Goodwill and Other Intangible Assets — (continued)

Finite Lived Intangible Assets

        Amortized intangible assets that continue to be subject to amortization over a weighted average remaining expected life of 15 years were as follows:

	December 31,
	2017	2016
	(in millions)
Gross carrying value	$782.9	$756.2
Accumulated amortization	277.7	228.7

Net carrying value	$505.2	$527.5

        During 2015, we recorded an $8.3 million pre-tax impairment loss in operating expenses related to finite lived intangible assets that originated from the acquisition of our mutual fund company in Brazil with a gross carrying amount of $11.5 million and $3.2 million of accumulated amortization at the time of impairment. During 2017, 2016 and 2015, we fully amortized other finite lived intangible assets of $10.2 million, $2.2 million and $0.5 million, respectively.

        The amortization expense for intangible assets with finite useful lives was $45.4 million, $44.5 million and $42.5 million for 2017, 2016 and 2015, respectively. As of December 31, 2017, the estimated amortization expense for the next five years is as follows (in millions):

Year ending December 31:
2018	$44.7
2019	43.5
2020	42.9
2021	40.4
2022	39.7

Indefinite Lived Intangible Assets

        The 2015 net impact of impairments of indefinite lived intangibles of our mutual fund company in Brazil resulted in a pre-tax loss of $14.7 million that was recorded in operating expenses.

        The net carrying amount of unamortized indefinite lived intangible assets was $809.5 million and $797.8 million as of December 31, 2017 and 2016, respectively. As of both December 31, 2017 and 2016, $608.0 million relates to investment management contracts associated with our acquisition of WM Advisors, Inc. in 2006. The remaining balance primarily relates to the trade name intangible associated with our acquisition of Administradora de Fondos de Pensiones Cuprum S.A. in 2013.

3. Variable Interest Entities

        We have relationships with various types of entities which may be VIEs. Certain VIEs are consolidated in our financial results. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption "Consolidation" for further details of our consolidation accounting policies. We did not provide financial or other support to investees designated as VIEs for the periods ended December 31, 2017 and December 31, 2016.

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

December 31, 2017

3. Variable Interest Entities — (continued)

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

December 31, 2017

3. Variable Interest Entities — (continued)

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

        We also invest in certain series of another investment fund. These series are VIEs as the equity holders of each series lack the power to direct the most significant activities of the VIE. We determined we are the primary beneficiary of these series as our interest is more than insignificant and collectively we have the power to direct the most significant activities of the fund.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

3. Variable Interest Entities — (continued)

Assets and Liabilities of Consolidated Variable Interest Entities

        The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	December 31, 2017		December 31, 2016
	Total assets	Total liabilities	Total assets	Total liabilities
	(in millions)
Grantor trusts (1)	$268.8	$253.1	$233.3	$212.3
Collateralized private investment vehicle (2)	—	—	82.4	61.5
CMBS	9.4	—	12.5	—
Mandatory retirement savings funds (3)	42,311.4	41,921.4	36,526.7	36,202.8
Real estate (4)	387.1	19.5	329.2	26.8
Sponsored investment funds (5)	178.1	1.0	114.3	0.9

Total	$43,154.8	$42,195.0	$37,298.4	$36,504.3

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

(5)
The assets of sponsored investment funds are primarily fixed maturities and equity securities, which are reported with other investments, and cash. The consolidated statements of financial position included a $52.4 million and $58.8 million redeemable noncontrolling interest for sponsored investment funds as of December 31, 2017 and December 31, 2016, respectively.

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

        Unconsolidated VIEs include certain CMBS, residential mortgage-backed pass-through securities ("RMBS") and other asset-backed securities ("ABS"). All of these entities were deemed VIEs because the equity within these entities is insufficient to sustain them. We determined we are not the primary beneficiary in the entities within these categories of investments. This determination was based primarily on the fact we do not own the class of security that controls the unilateral right to replace the special servicer or equivalent function.

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

December 31, 2017

3. Variable Interest Entities — (continued)

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

        The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

	Asset carrying value	Maximum exposure to loss (1)
	(in millions)
December 31, 2017
Fixed maturities, available-for-sale:
Corporate	$244.2	$224.5
Residential mortgage-backed pass-through securities	2,523.3	2,493.8
Commercial mortgage-backed securities	3,708.3	3,734.0
Collateralized debt obligations	1,359.3	1,372.1
Other debt obligations	5,646.2	5,645.1
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	366.5	366.5
Commercial mortgage-backed securities	0.7	0.7
Equity securities, trading	77.1	77.1
Other investments:
Other limited partnership and fund interests	797.4	1,438.0
December 31, 2016
Fixed maturities, available-for-sale:
Corporate	$368.4	$298.6
Residential mortgage-backed pass-through securities	2,834.7	2,798.0
Commercial mortgage-backed securities	4,096.5	4,153.2
Collateralized debt obligations	758.6	780.1
Other debt obligations	5,036.1	5,048.9
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	19.9	19.9
Commercial mortgage-backed securities	1.9	1.9
Collateralized debt obligations	10.6	10.6
Equity securities, trading	68.3	68.3
Other investments:
Other limited partnership and fund interests	654.6	1,127.8

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

Money Market Fund

        We are the investment manager for certain money market mutual funds. These types of funds are exempt from assessment under any consolidation model due to a scope exception for money market funds registered under Rule 2a-7 of the Investment Company Act of 1940 or similar funds. As of December 31, 2017 and December 31, 2016, money market mutual funds we manage held $4.4 billion and $0.8 billion in total assets, respectively. We have no contractual obligation to contribute to these funds; however, we provide support through the waiver of fees and through expense reimbursements. The amount of fees waived and expenses reimbursed was insignificant.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

4. Investments

Fixed Maturities and Equity Securities

        The amortized cost, gross unrealized gains and losses, other-than-temporary impairments in AOCI and fair value of fixed maturities and equity securities available-for-sale were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Other-than- temporary impairments in AOCI (1)
	(in millions)
December 31, 2017
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,314.5	$44.9	$7.7	$1,351.7	$—
Non-U.S. governments	820.5	84.6	3.6	901.5	—
States and political subdivisions	6,446.1	371.4	15.9	6,801.6	—
Corporate	34,673.0	2,464.2	104.1	37,033.1	0.5
Residential mortgage-backed pass-through securities	2,493.8	50.8	21.3	2,523.3	—
Commercial mortgage-backed securities	3,734.0	32.7	58.4	3,708.3	50.6
Collateralized debt obligations	1,372.1	2.7	15.5	1,359.3	0.3
Other debt obligations	5,708.1	42.0	40.5	5,709.6	41.9

Total fixed maturities, available-for-sale	$56,562.1	$3,093.3	$267.0	$59,388.4	$93.3

Total equity securities, available-for-sale	$94.0	$7.4	$5.4	$96.0

December 31, 2016
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,426.7	$17.2	$10.9	$1,433.0	$—
Non-U.S. governments	781.7	119.3	7.4	893.6	—
States and political subdivisions	5,463.9	192.4	87.1	5,569.2	1.1
Corporate	32,699.7	1,843.5	350.8	34,192.4	17.2
Residential mortgage-backed pass-through securities	2,798.0	67.3	30.6	2,834.7	—
Commercial mortgage-backed securities	4,153.2	31.2	87.9	4,096.5	77.5
Collateralized debt obligations	780.1	2.8	24.3	758.6	0.3
Other debt obligations	5,080.9	37.0	49.8	5,068.1	50.3

Total fixed maturities, available-for-sale	$53,184.2	$2,310.7	$648.8	$54,846.1	$146.4

Total equity securities, available-for-sale	$104.9	$4.9	$10.9	$98.9

(1)
Excludes $103.0 million and $120.9 million as of December 31, 2017 and December 31, 2016, respectively, of net unrealized gains on impaired fixed maturities, available-for-sale related to changes in fair value subsequent to the impairment date, which are included in gross unrealized gains and gross unrealized losses.

        The amortized cost and fair value of fixed maturities available-for-sale as of December 31, 2017, by expected maturity, were as follows:

	Amortized cost	Fair value
	(in millions)
Due in one year or less	$2,652.6	$2,669.2
Due after one year through five years	11,417.8	11,728.4
Due after five years through ten years	10,047.6	10,399.7
Due after ten years	19,136.1	21,290.6

Subtotal	43,254.1	46,087.9
Mortgage-backed and other asset-backed securities	13,308.0	13,300.5

Total	$56,562.1	$59,388.4

        Actual maturities may differ because borrowers may have the right to call or prepay obligations. Our portfolio is diversified by industry, issuer and asset class. Credit concentrations are managed to established limits.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

4. Investments — (continued)

Net Investment Income

        Major components of net investment income were as follows:

	For the year ended December 31,
	2017	2016	2015
	(in millions)
Fixed maturities, available-for-sale	$2,342.3	$2,253.8	$2,131.8
Fixed maturities, trading	12.6	20.2	21.4
Equity securities, available-for-sale	21.7	20.1	15.0
Equity securities, trading	46.1	31.4	35.2
Mortgage loans	605.9	573.9	575.1
Real estate	129.4	127.9	97.1
Policy loans	45.6	46.3	46.3
Cash and cash equivalents	28.6	14.2	8.5
Derivatives (1)	(3.2)	(36.1)	(66.6)
Other	319.6	329.2	265.3

Total	3,548.6	3,380.9	3,129.1
Investment expenses	(89.3)	(84.4)	(77.0)

Net investment income	$3,459.3	$3,296.5	$3,052.1

(1)
Relates to periodic settlements of derivatives used in fair value and cash flow hedges of fixed maturities, available-for-sale. See Note 5, Derivative Financial Instruments, for further details.

Net Realized Capital Gains and Losses

        Major components of net realized capital gains (losses) on investments were as follows:

	For the year ended December 31,
	2017	2016	2015
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$14.7	$74.6	$20.9
Gross losses	(27.2)	(28.6)	(6.7)
Net impairment losses	(81.7)	(96.7)	(30.5)
Hedging, net	(28.5)	(37.9)	(58.3)
Fixed maturities, trading	(8.0)	4.1	(12.3)
Equity securities, available-for-sale:
Gross gains	0.2	—	1.2
Gross losses	—	—	(1.8)
Net impairment (losses) recoveries	(0.1)	(1.7)	0.3
Equity securities, trading	65.0	6.8	(3.4)
Mortgage loans	9.0	4.5	(0.1)
Derivatives	(149.8)	210.1	38.1
Other (1)	730.6	35.9	1.5

Net realized capital gains (losses)	$524.2	$171.1	$(51.1)

(1)
See Note 4, Investments — Real Estate Transactions, for further details.

        Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $1,345.8 million, $1,916.9 million and $1,537.5 million in 2017, 2016 and 2015, respectively.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

4. Investments — (continued)

        Each reporting period, all securities are reviewed to determine whether an other-than-temporary decline in value exists and whether losses should be recognized. We consider relevant facts and circumstances in evaluating whether a credit or interest rate related impairment of a security is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events; (4) for structured securities, the adequacy of the expected cash flows; (5) for fixed maturities, our intent to sell a security or whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity and (6) for equity securities, our ability and intent to hold the security for a period of time that allows for the recovery in value. To the extent we determine a security is deemed to be other than temporarily impaired, an impairment loss is recognized.

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

        Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, were as follows:

	For the year ended December 31,
	2017	2016	2015
	(in millions)
Fixed maturities, available-for-sale	$(28.6)	$(97.1)	$(1.1)
Equity securities, available-for-sale	(0.1)	(1.7)	0.3

Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities	(28.7)	(98.8)	(0.8)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) OCI (1)	(53.1)	0.4	(29.4)

Net impairment losses on available-for-sale securities	$(81.8)	$(98.4)	$(30.2)

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

December 31, 2017

4. Investments — (continued)

where the loss is no longer bifurcated and/or there has been a positive change in expected cash flows or accretion of the bifurcated credit loss amount.

	For the year ended December 31,
	2017	2016	2015
	(in millions)
Beginning balance	$(139.9)	$(131.5)	$(144.4)
Credit losses for which an other-than-temporary impairment was not previously recognized	(15.0)	(43.4)	(6.1)
Credit losses for which an other-than-temporary impairment was previously recognized	(42.5)	(31.7)	(13.8)
Reduction for credit losses previously recognized on fixed maturities now sold, paid down or intended to be sold	63.3	60.5	24.7
Net reduction for positive changes in cash flows expected to be collected and amortization (1)	10.0	6.4	7.5
Foreign currency translation adjustment	(0.2)	(0.2)	0.6

Ending balance	$(124.3)	$(139.9)	$(131.5)

(1)
Amounts are recognized in net investment income.

Gross Unrealized Losses for Fixed Maturities and Equity Securities

        For fixed maturities and equity securities available-for-sale with unrealized losses, including other-than-temporary impairment losses reported in OCI, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	December 31, 2017
	Less than twelve months		Greater than or equal to twelve months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$294.2	$2.2	$180.9	$5.5	$475.1	$7.7
Non-U.S. governments	111.0	1.7	22.1	1.9	133.1	3.6
States and political subdivisions	720.0	5.0	437.7	10.9	1,157.7	15.9
Corporate	3,871.5	43.4	1,644.3	60.7	5,515.8	104.1
Residential mortgage-backed pass- through securities	354.4	2.0	734.5	19.3	1,088.9	21.3
Commercial mortgage-backed securities	1,342.7	19.9	820.3	38.5	2,163.0	58.4
Collateralized debt obligations	460.9	2.1	38.3	13.4	499.2	15.5
Other debt obligations	2,667.6	16.0	956.8	24.5	3,624.4	40.5

Total fixed maturities, available-for-sale	$9,822.3	$92.3	$4,834.9	$174.7	$14,657.2	$267.0

Total equity securities, available-for-sale	$—	$—	$40.4	$5.4	$40.4	$5.4

        Of the total amounts, Principal Life Insurance Company's ("Principal Life's") consolidated portfolio represented $14,059.5 million in available-for-sale fixed maturities with gross unrealized losses of $239.7 million. Of the available-for-sale fixed maturities within Principal Life's consolidated portfolio in a gross unrealized loss position, 97% were investment grade (rated AAA through BBB–) with an average price of 98 (carrying value/amortized cost) as of December 31, 2017. Gross unrealized losses in our fixed maturities portfolio decreased during the year ended December 31, 2017, primarily due to tightening of credit spreads.

        For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life's consolidated portfolio held 1,209 securities with a carrying value of $9,360.9 million and unrealized losses of $75.4 million reflecting an average price of 99 as of December 31, 2017. Of this portfolio, 98% was investment grade (rated AAA through BBB–) as of December 31, 2017, with associated unrealized losses of $71.5 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

4. Investments — (continued)

        For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life's consolidated portfolio held 775 securities with a carrying value of $4,698.6 million and unrealized losses of $164.3 million. The average credit rating of this portfolio was AA– with an average price of 97 as of December 31, 2017. Of the $164.3 million in unrealized losses, the corporate sector accounts for $52.2 million in unrealized losses with an average price of 97 and an average credit rating of BBB+. The remaining unrealized losses also include $38.1 million within the commercial mortgage-backed securities sector with an average price of 96 and an average credit rating of AA+. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

        Because we expected to recover our amortized cost, it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be at maturity, we did not consider these investments to be other-than-temporarily impaired as of December 31, 2017.

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

        Of the total amounts, Principal Life's consolidated portfolio represented $16,918.9 million in available-for-sale fixed maturities with gross unrealized losses of $615.1 million. Of the available-for-sale fixed maturities within Principal Life's consolidated portfolio in a gross unrealized loss position, 94% were investment grade (rated AAA through BBB–) with an average price of 96 (carrying value/amortized cost) as of December 31, 2016. Gross unrealized losses in our fixed maturities portfolio decreased during the year ended December 31, 2016, primarily due to tightening of credit spreads partially offset by an increase in interest rates.

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

        Because we expected to recover our amortized cost, it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

4. Investments — (continued)

before recovery of the amortized cost, which may be at maturity, we did not consider these investments to be other-than-temporarily impaired as of December 31, 2016.

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

	December 31, 2017	December 31, 2016
	(in millions)
Net unrealized gains on fixed maturities, available-for-sale (1)	$2,898.5	$1,727.8
Noncredit component of impairment losses on fixed maturities, available-for-sale	(93.3)	(146.4)
Net unrealized gains (losses) on equity securities, available-for-sale	2.0	(6.0)
Adjustments for assumed changes in amortization patterns	(150.6)	(121.9)
Adjustments for assumed changes in policyholder liabilities	(645.5)	(469.2)
Net unrealized gains on derivative instruments	108.2	186.5
Net unrealized gains on equity method subsidiaries and noncontrolling interest adjustments	31.3	68.0
Provision for deferred income taxes	(695.5)	(411.8)

Net unrealized gains on available-for-sale securities and derivative instruments	$1,455.1	$827.0

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

	December 31, 2017	December 31, 2016
	(in millions)
Commercial mortgage loans	$12,897.3	$12,055.2
Residential mortgage loans	1,285.9	1,219.9

Total amortized cost	14,183.2	13,275.1
Valuation allowance	(32.7)	(44.9)

Total carrying value	$14,150.5	$13,230.2

        We periodically purchase mortgage loans as well as sell mortgage loans we have originated. Mortgage loans purchased and sold were as follows:

	For the year ended December 31,
	2017	2016	2015
	(in millions)
Commercial mortgage loans:
Purchased	$144.2	$163.3	$223.4
Sold	28.9	0.3	21.6
Residential mortgage loans:
Purchased	346.0	290.3	295.3
Sold	152.2	48.4	79.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

4. Investments — (continued)

        Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on stabilized properties. Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	December 31, 2017		December 31, 2016
	Amortized cost	Percent of total	Amortized cost	Percent of total
	($ in millions)
Geographic distribution
New England	$591.8	4.6%	$532.1	4.4%
Middle Atlantic	3,623.0	28.1	3,317.3	27.5
East North Central	675.2	5.2	652.6	5.4
West North Central	174.9	1.4	185.6	1.5
South Atlantic	2,325.3	18.0	2,189.5	18.2
East South Central	375.7	2.9	239.3	2.0
West South Central	1,072.4	8.3	1,211.7	10.1
Mountain	1,039.3	8.1	932.6	7.7
Pacific	2,849.0	22.1	2,707.2	22.5
International	170.7	1.3	87.3	0.7

Total	$12,897.3	100.0%	$12,055.2	100.0%

Property type distribution
Office	$4,700.2	36.4%	$4,417.6	36.6%
Retail	2,612.7	20.3	2,671.1	22.2
Industrial	1,881.5	14.6	1,802.4	15.0
Apartments	3,301.9	25.6	2,741.4	22.7
Hotel	130.9	1.0	260.7	2.2
Mixed use/other	270.1	2.1	162.0	1.3

Total	$12,897.3	100.0%	$12,055.2	100.0%

        Our residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $23.0 million and $165.6 million and first lien mortgages with an amortized cost of $1,262.9 million and $1,054.3 million as of December 31, 2017 and December 31, 2016, respectively. Our home equity mortgages decreased due to sales during the fourth quarter of 2017. Our residential home equity mortgages are concentrated in the United States and are generally second lien mortgages comprised of closed-end loans and lines of credit. Our first lien loans are concentrated in Chile and the United States.

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

December 31, 2017

4. Investments — (continued)

        The amortized cost of our commercial mortgage loan portfolio by credit risk, as determined by our internal rating system expressed in terms of an S&P bond equivalent rating, was as follows:

	December 31, 2017
	Brick and mortar	CTL	Total
	(in millions)
A– and above	$11,636.2	$129.0	$11,765.2
BBB+ thru BBB–	884.4	102.4	986.8
BB+ thru BB–	138.7	—	138.7
B+ and below	6.3	0.3	6.6

Total	$12,665.6	$231.7	$12,897.3

	December 31, 2016
	Brick and mortar	CTL	Total
	(in millions)
A– and above	$10,612.8	$158.5	$10,771.3
BBB+ thru BBB–	1,009.8	100.6	1,110.4
BB+ thru BB–	160.5	—	160.5
B+ and below	12.1	0.9	13.0

Total	$11,795.2	$260.0	$12,055.2

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

        The amortized cost of our performing and non-performing residential mortgage loans was as follows:

	December 31, 2017
	Home equity	First liens	Total
	(in millions)
Performing	$16.5	$1,251.4	$1,267.9
Non-performing	6.5	11.5	18.0

Total	$23.0	$1,262.9	$1,285.9

	December 31, 2016
	Home equity	First liens	Total
	(in millions)
Performing	$156.8	$1,043.1	$1,199.9
Non-performing	8.8	11.2	20.0

Total	$165.6	$1,054.3	$1,219.9

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

4. Investments — (continued)

        The amortized cost of mortgage loans on non-accrual status was as follows:

	December 31, 2017	December 31, 2016
	(in millions)
Residential:
Home equity	$6.5	$8.8
First liens	3.9	5.6

Total	$10.4	$14.4

        The aging of our mortgage loans, based on amortized cost, was as follows:

	December 31, 2017
	30 - 59 days past due	60 - 89 days past due	90 days or more past due	Total past due	Current	Total loans	Recorded investment 90 days or more and accruing
	(in millions)
Commercial-brick and mortar	$—	$—	$—	$—	$12,665.6	$12,665.6	$—
Commercial-CTL	—	—	—	—	231.7	231.7	—
Residential-home equity	1.9	0.7	0.8	3.4	19.6	23.0	—
Residential-first liens	37.2	7.9	10.6	55.7	1,207.2	1,262.9	7.6

Total	$39.1	$8.6	$11.4	$59.1	$14,124.1	$14,183.2	$7.6

	December 31, 2016
	30 - 59 days past due	60 - 89 days past due	90 days or more past due	Total past due	Current	Total loans	Recorded investment 90 days or more and accruing
	(in millions)
Commercial-brick and mortar	$—	$—	$—	$—	$11,795.2	$11,795.2	$—
Commercial-CTL	—	—	—	—	260.0	260.0	—
Residential-home equity	1.9	1.1	1.4	4.4	161.2	165.6	—
Residential-first liens	40.1	11.3	10.0	61.4	992.9	1,054.3	5.6

Total	$42.0	$12.4	$11.4	$65.8	$13,209.3	$13,275.1	$5.6

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

December 31, 2017

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

4. Investments — (continued)

        A rollforward of our valuation allowance and ending balances of the allowance and loan balance by basis of impairment method was as follows:

	Commercial	Residential	Total
	(in millions)
For the year ended December 31, 2017
Beginning balance	$27.4	$17.5	$44.9
Provision	(1.6)	(10.4)	(12.0)
Charge-offs	—	(5.1)	(5.1)
Recoveries	—	4.9	4.9

Ending balance	$25.8	$6.9	$32.7

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$—	$4.5	$4.5
Collectively evaluated for impairment	25.8	2.4	28.2

Allowance ending balance	$25.8	$6.9	$32.7

Loan balance by basis of impairment method:
Individually evaluated for impairment	$—	$12.5	$12.5
Collectively evaluated for impairment	12,897.3	1,273.4	14,170.7

Loan ending balance	$12,897.3	$1,285.9	$14,183.2

For the year ended December 31, 2016
Beginning balance	$27.5	$24.1	$51.6
Provision	1.4	(5.6)	(4.2)
Charge-offs	(1.5)	(4.6)	(6.1)
Recoveries	—	3.6	3.6

Ending balance	$27.4	$17.5	$44.9

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$—	$5.9	$5.9
Collectively evaluated for impairment	27.4	11.6	39.0

Allowance ending balance	$27.4	$17.5	$44.9

Loan balance by basis of impairment method:
Individually evaluated for impairment	$—	$19.2	$19.2
Collectively evaluated for impairment	12,055.2	1,200.7	13,255.9

Loan ending balance	$12,055.2	$1,219.9	$13,275.1

For the year ended December 31, 2015
Beginning balance	$26.9	$29.6	$56.5
Provision	3.9	—	3.9
Charge-offs	(3.4)	(9.0)	(12.4)
Recoveries	0.1	3.6	3.7
Effect of exchange rates	—	(0.1)	(0.1)

Ending balance	$27.5	$24.1	$51.6

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$—	$7.5	$7.5
Collectively evaluated for impairment	27.5	16.6	44.1

Allowance ending balance	$27.5	$24.1	$51.6

Loan balance by basis of impairment method:
Individually evaluated for impairment	$—	$23.2	$23.2
Collectively evaluated for impairment	11,265.3	1,102.5	12,367.8

Loan ending balance	$11,265.3	$1,125.7	$12,391.0

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

December 31, 2017

4. Investments — (continued)

according to the contractual terms of the loan. Our recorded investment in and unpaid principal balance of impaired loans along with the related loan specific allowance for losses, if any, and the average recorded investment and interest income recognized during the time the loans were impaired were as follows:

	December 31, 2017
	Recorded investment	Unpaid principal balance	Related allowance
	(in millions)
With no related allowance recorded:
Residential-first liens	$0.9	$0.8	$—
With an allowance recorded:
Residential-home equity	7.6	8.6	4.3
Residential-first liens	4.0	4.0	0.2
Total:
Residential	$12.5	$13.4	$4.5

	December 31, 2016
	Recorded investment	Unpaid principal balance	Related allowance
	(in millions)
With no related allowance recorded:
Residential-first liens	$1.5	$1.5	$—
With an allowance recorded:
Residential-home equity	13.0	14.1	5.5
Residential-first liens	4.7	4.6	0.4
Total:
Residential	$19.2	$20.2	$5.9

	Average recorded investment	Interest income recognized
	(in millions)
For the year ended December 31, 2017
With no related allowance recorded:
Residential-first liens	$1.2	$—
With an allowance recorded:
Residential-home equity	10.3	0.2
Residential-first liens	4.4	0.2
Total:
Residential	$15.9	$0.4
For the year ended December 31, 2016
With no related allowance recorded:
Residential-first liens	$2.6	$—
With an allowance recorded:
Residential-home equity	13.4	0.3
Residential-first liens	5.3	0.1
Total:
Residential	$21.3	$0.4
For the year ended December 31, 2015
With no related allowance recorded:
Commercial-brick and mortar	$2.6	$—
Residential-first liens	3.5	—
With an allowance recorded:
Commercial-brick and mortar	2.2	0.2
Residential-home equity	15.1	0.4
Residential-first liens	6.6	0.2
Total:
Commercial	$4.8	$0.2
Residential	$25.2	$0.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

4. Investments — (continued)

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

	For the year ended December 31, 2017
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

Real Estate

        Depreciation expense on invested real estate was $55.9 million, $52.0 million and $49.3 million in 2017, 2016 and 2015, respectively. Accumulated depreciation was $451.6 million and $450.4 million as of December 31, 2017 and 2016, respectively.

Real Estate Transactions

        In September 2017, we entered an exchange agreement to exit certain real estate joint ventures. The transaction resulted in us transferring our interest in certain real estate properties in exchange for our joint venture partner's interest in certain other real estate properties. In a subsequent transaction we sold certain of these real estate properties to a third party. Both transactions closed in September 2017.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

4. Investments — (continued)

        In September 2017, we recognized a net pre-tax realized capital gain of $690.9 million (net after-tax realized capital gain of $410.8 million) as a result of these transactions. The following consolidated statement of financial position line items were most significantly impacted by the transactions, each having a net increase as of September 30, 2017, (in millions):

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

	December 31,
	2017	2016
	(in millions)
Total assets	$136,171.8	$123,621.2
Total liabilities	83,815.2	73,688.8

Total equity	$52,356.6	$49,932.4

Net investment in unconsolidated entities (1)	$1,616.2	$1,223.8

	For the year ended December 31,
	2017	2016	2015
	(in millions)
Total revenues	$15,020.9	$14,376.4	$13,171.0
Net income	4,530.1	3,455.3	4,866.0
Our share of net income of unconsolidated entities (1)	232.7	232.7	165.3

(1)
Our most significant equity investee is Brasilprev Seguros e Previdencia, a co-managed joint venture in Brazil.

        In addition, other investments include $937.4 million and $875.2 million of direct financing leases as of December 31, 2017 and 2016, respectively. Our Chilean operations enter into private placement contracts for commercial, industrial and office space properties whereby our Chilean operations purchase the real estate and/or building from the seller-lessee but then lease the property back to the seller-lessee. Ownership of the property is transferred to the lessee by the end of the lease term. The direct financing lease receivables are carried at amortized cost. We actively monitor and manage our direct financing leases. All leases within the portfolio are analyzed regularly and internally rated, based on financial condition, payment history and loan-to-value.

        Derivative assets are carried at fair value and reported as a component of other investments. Certain sponsored investment funds are also carried at fair value and reported as a component of other investments, with changes in fair value included in net realized capital gains (losses) on our consolidated statements of operations.

Securities Posted as Collateral

        As of December 31, 2017 and 2016, we posted $2,807.4 million and $2,562.8 million, respectively, in commercial mortgage loans and home equity mortgages to satisfy collateral requirements associated with our obligation under funding agreements with Federal Home Loan Bank of Des Moines ("FHLB Des Moines"). In addition, as of December 31, 2017 and 2016, we posted $2,486.2 million and $2,233.2 million, respectively, in fixed maturities, available-for-sale securities to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant ("FCM") agreements, a lending arrangement and our obligation under funding agreements with FHLB Des Moines. Since we did not relinquish

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

4. Investments — (continued)

ownership rights on these instruments, they are reported as fixed maturities, available-for-sale and mortgage loans, respectively, on our consolidated statements of financial position. Of the securities posted as collateral, as of December 31, 2017 and 2016, $173.3 million and $272.8 million, respectively, could be sold or repledged by the secured party.

Balance Sheet Offsetting

        Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the consolidated statements of financial position
	Gross amount of recognized assets (1)	Financial instruments (2)	Collateral received	Net amount
	(in millions)
December 31, 2017
Derivative assets	$287.0	$(116.3)	$(149.5)	$21.2
Reverse repurchase agreements	17.6	—	(17.6)	—

Total	$304.6	$(116.3)	$(167.1)	$21.2

December 31, 2016
Derivative assets	$887.2	$(294.2)	$(582.0)	$11.0
Reverse repurchase agreements	41.1	—	(41.1)	—

Total	$928.3	$(294.2)	$(623.1)	$11.0

(1)
The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents, respectively, on the consolidated statements of financial position. The above excludes $17.0 million and $6.4 million of derivative assets as of December 31, 2017 and December 31, 2016, respectively, that are not subject to master netting agreements or similar agreements. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption "Over-The-Counter Derivatives Cleared on Chicago Mercantile Exchange" for details of the CME variation margin rule change that impacted the amounts presented for 2017.

(2)
Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

        Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the consolidated statements of financial position
	Gross amount of recognized liabilities (1)	Financial instruments (2)	Collateral pledged	Net amount
	(in millions)
December 31, 2017
Derivative liabilities	$272.5	$(116.3)	$(143.5)	$12.7

Total	$272.5	$(116.3)	$(143.5)	$12.7

December 31, 2016
Derivative liabilities	$567.5	$(294.2)	$(243.9)	$29.4
Repurchase agreements	9.7	—	(9.7)	—

Total	$577.2	$(294.2)	$(253.6)	$29.4

(1)
The gross amount of recognized derivative liabilities are reported with other liabilities on the consolidated statements of financial position. The above excludes $415.6 million and $394.3 million of derivative liabilities as of December 31, 2017 and December 31, 2016, respectively, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amount of recognized repurchase agreement liabilities are reported with short-term debt on the consolidated statements of financial position. The gross amounts of derivative and repurchase agreement liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption "Over-The-Counter Derivatives Cleared on Chicago Mercantile Exchange" for details of the CME variation margin rule change that impacted the amounts presented for 2017.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

4. Investments — (continued)

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

        Interest rate options, including interest rate caps and interest rate floors, which can be combined to form interest rate collars, are contracts that entitle the purchaser to pay or receive the amounts, if any, by which a specified market rate exceeds a cap strike interest rate, or falls below a floor strike interest rate, respectively, at specified dates. We use interest rate options to manage interest rate risk related to guaranteed minimum interest rate liabilities in our individual annuities contracts and lapse risk associated with higher interest rates.

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

December 31, 2017

5. Derivative Financial Instruments — (continued)

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

        We purchase equity call spreads ("option collars") to hedge the equity participation rates promised to contractholders in conjunction with our fixed deferred annuity and universal life products that credit interest based on changes in an external equity index. We use exchange-traded futures and equity put options to hedge against changes in the value of the GMWB liability related to the GMWB rider on our variable annuity product, as previously explained. The premium associated with certain options is paid quarterly over the life of the option contract.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

5. Derivative Financial Instruments — (continued)

        Total return swaps are contracts in which we agree with other parties to exchange, at specified intervals, an amount determined by the difference between the previous price and the current price of a reference asset based upon an agreed upon notional principal amount plus an additional amount determined by the financing spread. We have used futures traded on an exchange ("exchange-traded") and total return swaps referencing equity indices to hedge our portfolio from potential credit losses related to systemic events.

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

        We have fixed deferred annuities and universal life products that credit interest based on changes in an external equity index. We also have certain variable annuity products with a GMWB rider, which allows the customer to make withdrawals of a specified annual amount, either for a fixed number of years or for the lifetime of the customer, even if the account value is fully exhausted. Declines in the equity markets may increase our exposure to benefits under contracts with the GMWB. We economically hedge the exposure in these contracts, as previously explained.

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

        We posted $195.0 million and $322.4 million in cash and securities under collateral arrangements as of December 31, 2017 and December 31, 2016, respectively, to satisfy collateral and initial margin requirements associated with our derivative credit support agreements and FCM agreements.

        Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

5. Derivative Financial Instruments — (continued)

payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of December 31, 2017 and December 31, 2016, was $280.4 million and $454.7 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral triggers, we posted collateral and initial margin of $195.0 million and $322.4 million as of December 31, 2017 and December 31, 2016, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2017, we would be required to post an additional $31.8 million of collateral to our counterparties.

        As of December 31, 2017 and December 31, 2016, we had received $124.7 million and $576.3 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

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

	December 31, 2017	December 31, 2016
	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$23,543.4	$23,520.4
Interest rate options	657.0	4,950.5
Interest rate futures	236.5	96.0
Swaptions	14.0	77.0
Foreign exchange contracts:
Currency swaps	888.6	1,552.0
Currency forwards	915.5	851.3
Currency options	583.6	—
Equity contracts:
Equity options	3,649.4	3,505.8
Equity futures	357.8	545.1
Credit contracts:
Credit default swaps	668.5	961.3
Total return swaps	—	90.0
Futures	—	11.9
Other contracts:
Embedded derivatives	9,402.3	10,209.5

Total notional amounts at end of period	$40,916.6	$46,370.8

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$163.4	$733.1
Interest rate options	19.8	27.3
Foreign exchange contracts:
Currency swaps	79.1	106.2
Currency forwards	24.3	6.4
Currency options	1.6	—
Equity contracts:
Equity options	18.2	28.2
Credit contracts:
Credit default swaps	5.0	7.0
Total return swaps	—	0.7

Total gross credit exposure	311.4	908.9
Less: collateral received	159.7	586.8

Net credit exposure	$151.7	$322.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

5. Derivative Financial Instruments — (continued)

        The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$—	$4.4	$22.9	$71.3
Foreign exchange contracts	39.6	86.8	36.3	143.4

Total derivatives designated as hedging instruments	$39.6	$91.2	$59.2	$214.7

Derivatives not designated as hedging instruments
Interest rate contracts	$175.2	$739.3	$33.6	$200.6
Foreign exchange contracts	66.2	27.2	26.3	56.2
Equity contracts	18.2	28.2	154.1	95.9
Credit contracts	4.8	7.7	1.5	5.7
Other contracts	—	—	413.4	388.7

Total derivatives not designated as hedging instruments	264.4	802.4	628.9	747.1

Total derivative instruments	$304.0	$893.6	$688.1	$961.8

(1)
The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.

(2)
The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivative liabilities with a fair value of $160.3 million and $176.5 million as of December 31, 2017 and December 31, 2016, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

        These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also have purchased credit protection with identical underlyings to certain of our sold protection transactions. As of December 31, 2017 and December 31, 2016, we did not purchase credit protection relating to our sold protection transactions. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

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

December 31, 2017

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

	December 31, 2017
	Notional amount	Fair value	Maximum future payments	Weighted average expected life (in years)
	(in millions)
Single name credit default swaps
Corporate debt
AAA	$30.0	$0.3	$30.0	1.2
AA	30.0	0.1	30.0	0.5
A	105.0	0.5	105.0	0.6
BBB	255.0	2.5	255.0	1.3
B	20.0	(0.5)	20.0	1.8
Government/municipalities
AA	20.0	0.3	20.0	2.0
Sovereign
A	10.0	0.2	10.0	1.7
BBB	55.0	0.8	55.0	2.3

Total single name credit default swaps	525.0	4.2	525.0	1.3

Total credit default swap protection sold	$525.0	$4.2	$525.0	1.3

	December 31, 2016
	Notional amount	Fair value	Maximum future payments	Weighted average expected life (in years)
	(in millions)
Single name credit default swaps
Corporate debt
AAA	$30.0	$0.6	$30.0	2.2
AA	94.0	0.8	94.0	1.2
A	145.0	1.2	145.0	1.3
BBB	290.0	2.3	290.0	2.1
B	20.0	(1.8)	20.0	2.8
Near default	10.0	0.2	10.0	3.0
Government/municipalities
AA	30.0	0.4	30.0	2.3
Sovereign
AA	10.0	0.1	10.0	2.7
BBB	40.0	0.3	40.0	2.7

Total single name credit default swaps	669.0	4.1	669.0	1.9
Basket and index credit default swaps
Corporate debt
Near default (1)	82.3	(1.6)	82.3	0.2
Government/municipalities
AA	30.0	(0.4)	30.0	0.7
Structured finance
AA	3.5	—	3.5	0.8

Total basket and index credit default swaps	115.8	(2.0)	115.8	0.4

Total credit default swap protection sold	$784.8	$2.1	$784.8	1.7

(1)
Includes $60.0 million as of December 31, 2016, notional of derivatives in consolidated collateralized private investment vehicle VIEs where the credit risk is borne by third party investors.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

5. Derivative Financial Instruments — (continued)

        We also have invested in fixed maturities classified as trading that contained credit default swaps. These securities were subject to the credit risk of the issuer, normally a special purpose vehicle, which consisted of the underlying credit default swaps and high quality fixed maturities that served as collateral. A default event occurred if the cumulative losses exceeded a specified attachment point, which was typically not the first loss of the portfolio. If a default event occurred that exceeded the specified attachment point, our investment may not have been fully returned. We would have no future potential payments under these investments. The following table shows, by the types of referenced/underlying asset class and external rating, our fixed maturities with embedded credit derivatives. We did not have any fixed maturities with embedded derivatives as of December 31, 2017.

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

December 31, 2017

5. Derivative Financial Instruments — (continued)

        The following table shows the effect of derivatives in fair value hedging relationships and the related hedged items on the consolidated statements of operations. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

	Amount of gain (loss) recognized in net income on derivatives for the year ended December 31, (1)				Amount of gain (loss) recognized in net income on related hedged item for the year ended December 31, (1)
Derivatives in fair value hedging relationships				Hedged items in fair value hedging relationships
	2017	2016	2015		2017	2016	2015
	(in millions)				(in millions)
Interest rate contracts	$4.7	$19.5	$26.4	Fixed maturities, available-for-sale	$(5.2)	$(19.2)	$(26.1)
Interest rate contracts	(0.6)	(0.9)	0.8	Investment contracts	0.6	1.0	(0.7)
Foreign exchange contracts	—	—	3.8	Fixed maturities, available-for-sale	—	—	(3.8)

Total	$4.1	$18.6	$31.0	Total	$(4.6)	$(18.2)	$(30.6)

(1)
The gain (loss) on both derivatives and hedged items in fair value relationships is reported in net realized capital gains (losses) on the consolidated statements of operations. The net amount represents the ineffective portion of our fair value hedges.

        The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in fair value hedging relationships.

	Amount of gain (loss) for the year ended December 31,
Hedged Item	2017	2016	2015
	(in millions)
Fixed maturities, available-for-sale (1)	$(10.3)	$(41.9)	$(72.8)
Investment contracts (2)	0.9	2.6	3.7

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

        The maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 2.5 years. As of December 31, 2017, we had $0.0 million of net gains reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from AOCI into net income. During 2017 and 2016, we did not have any reclassifications from AOCI into net realized capital gains (losses) as a result of the determination that hedged cash flows were probable of not occurring.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

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
Derivatives in cash flow hedging relationships
	Related hedged item	2017	2016	2015		2017	2016	2015
		(in millions)				(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$(51.7)	$(33.1)	$33.1	Net investment income	$21.0	$19.3	$16.6
					Net realized capital losses	(0.6)	11.2	—
Interest rate contracts	Investment contracts	—	1.6	4.7	Benefits, claims and settlement expenses	—	—	—
Interest rate contracts	Debt	—	—	—	Operating expense	(10.8)	(9.2)	(8.2)
Foreign exchange contracts	Fixed maturities, available-for-sale	(68.5)	4.0	16.9	Net realized capital gains	22.0	6.4	28.5
Foreign exchange contracts	Investment contracts	—	6.0	2.4	Benefits, claims and settlement expenses	—	—	—

Total		$(120.2)	$(21.5)	$57.1	Total	$31.6	$27.7	$36.9

        The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in cash flow hedging relationships.

	Amount of gain (loss) for the year ended December 31,
Hedged item	2017	2016	2015
	(in millions)
Fixed maturities, available-for-sale (1)	$7.1	$5.8	$6.1
Investment contracts (2)	(1.1)	(15.7)	(18.3)

(1)
Reported in net investment income on the consolidated statements of operations.

(2)
Reported in benefits, claims and settlement expenses on the consolidated statements of operations.

        The ineffective portion of our cash flow hedges is reported in net realized capital gains (losses) on the consolidated statements of operations. The net gain resulting from the ineffective portion of derivatives in cash flow hedging relationships was $0.2 million, $0.3 million and $0.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

        We expect to reclassify net gains of $17.1 million from AOCI into net income in the next 12 months, which includes both net deferred gains on discontinued hedges and net losses on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

Net Investment Hedges

        We may take measures to hedge our net equity investments in our foreign operations from currency risk. This is accomplished with the use of currency forwards.

        Gains and losses associated with net investment hedges are recorded in AOCI and will be released into net income if our investment in the foreign operation is sold or substantially liquidated.

        The amount of gain recognized in AOCI on derivatives was $0.0 million, $0.0 million and $1.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

        We did not have any ineffectiveness and did not reclassify any gains or losses from AOCI into net income related to our net investment hedges for the years ended December 31, 2017, 2016 and 2015.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

5. Derivative Financial Instruments — (continued)

Derivatives Not Designated as Hedging Instruments

        Our use of futures, certain swaptions and swaps, option collars, options and forwards are effective from an economic standpoint, but they have not been designated as hedges for financial reporting purposes. As such, periodic changes in the market value of these instruments, which includes mark-to-market gains and losses as well as periodic and final settlements, primarily flow directly into net realized capital gains (losses) on the consolidated statements of operations.

        The following table shows the effect of derivatives not designated as hedging instruments, including fair value changes of embedded derivatives that have been bifurcated from the host contract, on the consolidated statements of operations.

	Amount of gain (loss) recognized in net income on derivatives for the year ended December 31,
Derivatives not designated as hedging instruments	2017	2016	2015
	(in millions)
Interest rate contracts	$(26.9)	$243.3	$73.8
Foreign exchange contracts	59.4	20.1	(49.8)
Equity contracts	(181.3)	(123.5)	(50.5)
Credit contracts	(15.9)	37.4	3.5
Other contracts	11.5	(4.8)	(11.4)

Total	$(153.2)	$172.5	$(34.4)

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
        A policyholder dividend obligation ("PDO") is required to be established for earnings in the Closed Block that are not available to stockholders. A model of the Closed Block was established to produce the pattern of expected earnings, assets and liabilities in the Closed Block, adjusted to eliminate the impact of related amounts in AOCI. These projections are utilized to determine ratios that will allow us to compare actual cumulative earnings to expected cumulative earnings.

        If actual cumulative earnings of the Closed Block are greater than the expected cumulative earnings of the Closed Block, only the expected cumulative earnings will be recognized in income with the excess recorded as a PDO. This PDO represents undistributed accumulated earnings that will be paid to Closed Block policyholders as dividends unless offset by future performance of the Closed Block that is less favorable than originally expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in income. As of December 31, 2017, cumulative actual earnings were less than cumulative expected earnings. As of December 31, 2016, cumulative actual earnings were greater than cumulative expected earnings. Therefore, we established an additional $8.2 million liability,

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

6. Closed Block — (continued)

which was recorded within policyholder dividends obligation. As of December 31, 2017 and 2016, cumulative net unrealized gains were greater than expected, resulting in the recognition of a PDO of $161.7 million and $117.9 million, respectively.

        Closed Block liabilities and assets designated to the Closed Block were as follows:

	December 31, 2017	December 31, 2016
	(in millions)
Closed Block liabilities
Future policy benefits and claims	$3,899.7	$4,068.4
Other policyholder funds	7.0	8.1
Policyholder dividends payable	219.6	232.5
Policyholder dividends obligation	161.7	126.1
Other liabilities	6.9	7.7

Total Closed Block liabilities	4,294.9	4,442.8
Assets designated to the Closed Block
Fixed maturities, available-for-sale	2,304.4	2,218.9
Fixed maturities, trading	2.9	6.7
Equity securities, available-for-sale	1.3	3.0
Mortgage loans	766.3	842.2
Policy loans	537.1	566.7
Other investments	49.4	62.4

Total investments	3,661.4	3,699.9
Cash and cash equivalents	13.2	76.2
Accrued investment income	41.1	43.6
Premiums due and other receivables	14.4	11.7
Deferred tax asset	34.6	62.3

Total assets designated to the Closed Block	3,764.7	3,893.7

Excess of Closed Block liabilities over assets designated to the Closed Block	530.2	549.1
Amounts included in accumulated other comprehensive income	1.9	0.7

Maximum future earnings to be recognized from Closed Block assets and liabilities	$532.1	$549.8

        Closed Block revenues and expenses were as follows:

	For the year ended December 31,
	2017	2016	2015
	(in millions)
Revenues
Premiums and other considerations	$275.6	$298.0	$325.6
Net investment income	169.4	181.6	187.0
Net realized capital losses	(5.8)	(1.0)	(0.2)

Total revenues	439.2	478.6	512.4
Expenses
Benefits, claims and settlement expenses	245.6	267.1	283.2
Dividends to policyholders	122.0	153.5	160.4
Operating expenses	3.5	3.6	3.9

Total expenses	371.1	424.2	447.5

Closed Block revenues, net of Closed Block expenses, before income taxes	68.1	54.4	64.9
Income taxes	46.0	17.1	20.7

Closed Block revenues, net of Closed Block expenses and income taxes	22.1	37.3	44.2
Funding adjustment charges	(4.4)	9.3	8.3

Closed Block revenues, net of Closed Block expenses, income taxes and funding adjustment charges	$17.7	$46.6	$52.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

6. Closed Block — (continued)

        The change in maximum future earnings of the Closed Block was as follows:

	For the year ended December 31,
	2017	2016	2015
	(in millions)
Beginning of year	$549.8	$596.4	$648.9
End of year	532.1	549.8	596.4

Change in maximum future earnings	$(17.7)	$(46.6)	$(52.5)

        Principal Life charges the Closed Block with U.S. federal income taxes, payroll taxes, state and local premium taxes and other state or local taxes, licenses and fees as provided in the plan of reorganization.

7. Deferred Acquisition Costs

        Acquisition costs deferred and amortized were as follows:

	For the year ended December 31,
	2017	2016	2015
	(in millions)
Balance at beginning of year	$3,380.2	$3,276.1	$2,993.0
Costs deferred during the year	421.8	402.3	390.3
Amortized to expense during the year (1)	(234.6)	(285.1)	(270.8)
Adjustment related to unrealized (gains) losses on available-for-sale securities and derivative instruments	(26.7)	(13.1)	164.5
Other	—	—	(0.9)

Balance at end of year	$3,540.7	$3,380.2	$3,276.1

(1)
Includes adjustments for revisions to estimated gross profits.

8. Insurance Liabilities

Contractholder Funds

        Major components of contractholder funds in the consolidated statements of financial position were as follows:

	December 31,
	2017	2016
	(in millions)
Liabilities for investment contracts:
Liabilities for individual annuities	$11,336.2	$10,864.9
GICs	9,969.1	10,290.7
Funding agreements	8,106.5	8,270.3
Other investment contracts	1,751.5	1,840.0

Total liabilities for investment contracts	31,163.3	31,265.9
Universal life and other reserves	6,919.2	6,687.7

Total contractholder funds	$38,082.5	$37,953.6

        Our GICs and funding agreements contain provisions limiting or prohibiting early surrenders, which typically include penalties for early surrenders, minimum notice requirements or, in the case of funding agreements with survivor options, minimum pre-death holding periods and specific maximum amounts.

        Funding agreements include those issued directly to nonqualified institutional investors and those issued to the FHLB Des Moines under their membership funding programs. As of December 31, 2017 and 2016, $3,256.7 million and $2,750.8 million, respectively, of liabilities were outstanding with respect to issuances under the program with FHLB Des Moines. In addition, we have five separate programs where the funding agreements have been issued directly or indirectly

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

8. Insurance Liabilities — (continued)

to unconsolidated special purpose entities. Claims for principal and interest under funding agreements are afforded equal priority to claims of life insurance and annuity policyholders under insolvency provisions of Iowa Insurance Laws.

        Principal Life was authorized to issue up to $4.0 billion of funding agreements under a program established in 1998 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. As of December 31, 2017 and 2016, $111.1 million and $106.7 million, respectively, of liabilities were outstanding with respect to the issuance outstanding under this program. Principal Life was also authorized to issue up to Euro 4.0 billion (approximately USD$5.3 billion) of funding agreements under a program established in 2006 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. The unaffiliated entity is an unconsolidated special purpose vehicle. As of December 31, 2017 and 2016, $177.4 million and $702.0 million, respectively, of liabilities were outstanding with respect to issuances outstanding under this program. Principal Life does not anticipate any new issuance activity under either of these programs due to the existence of the program established in 2011 described below.

        In addition, Principal Life was authorized to issue up to $7.0 billion of funding agreements under a program established in 2001 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. The unaffiliated entity is an unconsolidated special purpose entity. As of December 31, 2017 and 2016, $201.6 million and $201.5 million, respectively, of liabilities were being held with respect to issuances outstanding under this program. Principal Life does not anticipate any new issuance activity under this program, given our December 2005 termination of the dealership agreement for this program and the availability of the program established in 2011 described below.

        Additionally, Principal Life was authorized to issue up to $9.0 billion of funding agreements under a program that was originally established in March 2004 to support the prospective issuance of medium term notes by unaffiliated entities in both domestic and international markets. Under this program, both the notes and the supporting funding agreements were registered with the United States Securities and Exchange Commission ("SEC"). As of December 31, 2017 and 2016, $67.8 million and $119.8 million, respectively, of liabilities were being held with respect to issuances outstanding under this program. In contrast with direct funding agreements, GIC issuances and the other three funding agreement-backed medium term note programs described above, Principal Life's payment obligations on each funding agreement issued under this SEC-registered program are guaranteed by PFG. Principal Life does not anticipate any new issuance activity under this program due to the existence of the program established in 2011 described below.

        Principal Life was authorized to issue up to $5.0 billion of funding agreements under a program that was originally established in 2011 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. The unaffiliated entity is an unconsolidated special purpose entity. In June 2015, this program was amended to authorize issuance of up to an additional $4.0 billion in recognition of the use of nearly all $5.0 billion of existing issuance authorization. In November 2017, this program was amended to authorize issuance of up to an additional $4.0 billion. As of December 31, 2017 and 2016, $4,291.9 million and $4,389.4 million, respectively, of liabilities were being held with respect to issuances outstanding under this program. Similar to the SEC-registered program, Principal Life's payment obligations on each funding agreement issued under this program are guaranteed by PFG. The program established in 2011 is not registered with the SEC.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

8. Insurance Liabilities — (continued)

Liability for Unpaid Claims

        The liability for unpaid claims is reported in future policy benefits and claims within our consolidated statements of financial position. Activity associated with unpaid claims was as follows:

	For the year ended December 31,
	2017	2016	2015
	(in millions)
Balance at beginning of year	$2,001.3	$1,872.2	$1,771.4
Less: reinsurance recoverable	340.3	314.1	284.6

Net balance at beginning of year	1,661.0	1,558.1	1,486.8
Incurred:
Current year	1,196.6	1,103.5	1,037.0
Prior years	18.2	24.4	(18.1)

Total incurred	1,214.8	1,127.9	1,018.9
Payments:
Current year	767.2	701.9	646.7
Prior years	353.9	323.1	300.9

Total payments	1,121.1	1,025.0	947.6

Net balance at end of year	1,754.7	1,661.0	1,558.1
Plus: reinsurance recoverable	375.8	340.3	314.1

Balance at end of year	$2,130.5	$2,001.3	$1,872.2

Amounts not included in the rollforward above:
Claim adjustment expense liabilities	$50.7	$49.3	$58.9

        Incurred liability adjustments relating to prior years, which affected current operations during 2017, 2016 and 2015, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid claims.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

8. Insurance Liabilities — (continued)

LTD and Group Life Waiver Claims

	Net incurred claims (1)										Incurred but not reported claims	Cumulative number of reported claims
	December 31,
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2017	2017
	($ in millions)
Incurral year
2008	$227.7	$222.3	$226.3	$225.9	$218.5	$209.5	$205.5	$201.6	$199.8	$199.1	$0.1	7,730
2009		218.6	224.4	224.2	224.8	217.7	214.1	208.5	205.8	205.6	0.1	6,554
2010			184.1	176.7	176.2	172.0	162.7	155.7	154.1	153.4	0.1	5,644
2011				203.7	192.6	185.4	184.8	178.4	172.3	169.6	0.1	6,286
2012					217.9	200.0	191.1	189.5	181.8	174.8	0.1	6,441
2013						219.3	203.3	188.4	190.7	182.3	0.1	7,044
2014							242.2	231.4	214.4	218.1	1.7	7,591
2015								231.0	227.2	217.2	3.7	7,146
2016									229.8	228.4	6.2	6,076
2017										238.4	81.2	3,640

Total net incurred claims										$1,986.9

	Net cumulative paid claims (1)
	December 31,
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(in millions)
Incurral year
2008	$15.1	$58.1	$84.0	$99.4	$113.3	$123.2	$131.7	$139.4	$146.4	$152.4
2009		13.4	55.2	82.6	101.0	113.8	124.6	133.1	141.8	149.8
2010			10.4	46.5	67.1	78.4	85.9	94.2	100.9	107.2
2011				11.2	50.0	72.5	85.7	95.4	105.2	112.6
2012					13.8	55.1	80.8	93.7	104.6	112.9
2013						12.5	55.0	81.4	97.0	106.4
2014							16.1	66.0	96.3	111.8
2015								16.9	67.0	98.0
2016									16.2	70.6
2017										17.8

Total net paid claims										1,039.5
All outstanding liabilities for unpaid claims prior to 2008 net of reinsurance										212.9

Total outstanding liabilities for unpaid claims net of reinsurance										$1,160.3

(1)
2008 - 2016 unaudited.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

8. Insurance Liabilities — (continued)

Dental, Vision, STD and Critical Illness Claims

	Net incurred claims (1)		Incurred but not reported claims	Cumulative number of reported claims
	December 31,
	2016	2017	2017	2017
	($ in millions)
Incurral year
2016	$544.2	$540.5	$0.1	2,563,426
2017		595.8	32.1	2,648,418

Total net incurred claims		$1,136.3

	Net cumulative paid claims (1)
	December 31,
	2016	2017
	(in millions)
Incurral year
2016	$495.4	$540.4
2017		542.3

Total net paid claims		1,082.7
All outstanding liabilities for unpaid claims prior to 2016 net of reinsurance		—

Total outstanding liabilities for unpaid claims net of reinsurance		$53.6

(1)
2016 unaudited.

Group Life Claims

	Net incurred claims (1)		Incurred but not reported claims	Cumulative number of reported claims
	December 31,
	2016	2017	2017	2017
	($ in millions)
Incurral year
2016	$222.6	$220.4	$0.4	5,155
2017		239.8	21.1	5,123

Total net incurred claims		$460.2

	Net cumulative paid claims (1)
	December 31,
	2016	2017
	(in millions)
Incurral year
2016	$179.0	$219.3
2017		195.2

Total net paid claims		414.5
All outstanding liabilities for unpaid claims prior to 2016 net of reinsurance		0.9

Total outstanding liabilities for unpaid claims net of reinsurance		$46.6

(1)
2016 unaudited.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

8. Insurance Liabilities — (continued)

Reconciliation of Unpaid Claims to Liability for Unpaid Claims

        Our reconciliation of net outstanding liabilities for unpaid claims of short-duration contracts to the liability for unpaid claims follows:

	December 31, 2017
	LTD and Group Life Waiver	Dental, Vision, STD and Critical Illness	Group Life	Consolidated
	(in millions)
Net outstanding liabilities for unpaid claims	$1,160.3	$53.6	$46.6	$1,260.5
Reconciling items:
Reinsurance recoverable on unpaid claims	69.1	—	0.7	69.8
Impact of discounting	(226.2)	—	—	(226.2)

Liability for unpaid claims — short-duration contracts	$1,003.2	$53.6	$47.3	1,104.1

Insurance contracts other than short-duration				1,026.4

Liability for unpaid claims				$2,130.5

Claim Duration and Payout

        Our historical average percentage of claims paid in each year from incurral was as follows:

	December 31, 2017 (1)
Year	LTD and Group Life Waiver	Dental, Vision, STD and Critical Illness	Group Life
1	7.2%	91.8%	81.8%
2	22.8	8.0	17.3
3	13.8
4	7.9
5	5.9
6	5.2
7	4.3
8	4.1
9	3.7
10	3.0

(1)
Unaudited.

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

December 31, 2017

8. Insurance Liabilities — (continued)

accretion recognized are also disclosed. Interest accretion is included in benefits, claims and settlement expenses within our consolidated statements of operations.

	LTD and Group Life Waiver	Dental, Vision, STD and Critical Illness	Group Life
	($ in millions)
Carrying amount of liabilities for unpaid claims
December 31, 2017	$1,003.2	$53.6	$47.3
December 31, 2016	992.7	48.8	45.9
Range of discount rates
December 31, 2017	3.3 - 7.0%	— - —%	— - —%
December 31, 2016	3.3 - 7.0	— - —	— - —
Aggregate amount of discount
December 31, 2017	$226.2	$—	$—
December 31, 2016	234.1	—	—
Interest accretion
For the year ended:
December 31, 2017	$35.0	$—	$—
December 31, 2016	36.3	—	—
December 31, 2015	37.6	—	—

9. Debt

Short-Term Debt

        The components of short-term debt were as follows:

	December 31,
	2017	2016
	(in millions)
Line of credit	$39.5	$51.4

Total short-term debt	$39.5	$51.4

        As of December 31, 2017 and 2016, we had short-term credit facilities with various financial institutions in an aggregate amount of $905.0 million and $1,005.0 million, respectively. As of December 31, 2017 and 2016, we had $39.5 million and $51.4 million, respectively, of outstanding borrowings, with no assets pledged as support. Our credit facilities include a $600.0 million 5-year facility with PFG, Principal Financial Services, Inc. ("PFS") and Principal Life as co-borrowers that matures March 2022 and a $200.0 million 5-year credit facility, with PFG, PFS, Principal Life and Principal Financial Services V (UK) LTD as co-borrowers, of which $11.0 million matures March 2020 and $189.0 million matures March 2022. The revolving credit facilities are committed and available for general corporate purposes. In addition to the revolving credit facilities, Principal International Chile has the capacity to access up to $60.0 million in unsecured lines of credit offered by Chilean financial institutions and Principal Life has a $45.0 million unsecured line of credit. Our commercial paper programs require 100% back-stop support, of which we had no outstanding balances as of December 31, 2017 and 2016.

        The weighted-average interest rate on short-term borrowings as of December 31, 2017 and 2016, was 4.7% and 4.4%, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

9. Debt — (continued)

Long-Term Debt

        The components of long-term debt were as follows:

	December 31, 2017
	Principal	Net unamortized discount, premium and debt issuance costs	Carrying amount
	(in millions)
3.3% notes payable, due 2022	$300.0	$(1.9)	$298.1
3.125% notes payable, due 2023	300.0	(1.5)	298.5
3.4% notes payable, due 2025	400.0	(3.5)	396.5
3.1% notes payable, due 2026	350.0	(3.1)	346.9
6.05% notes payable, due 2036	505.6	(2.7)	502.9
4.625% notes payable, due 2042	300.0	(3.3)	296.7
4.35% notes payable, due 2043	300.0	(3.4)	296.6
4.3% notes payable, due 2046	300.0	(3.4)	296.6
4.7% notes payable, due 2055	400.0	(5.0)	395.0
Non-recourse mortgages and notes payable	49.0	1.6	50.6

Total long-term debt	$3,204.6	$(26.2)	$3,178.4

	December 31, 2016
	Principal	Net unamortized discount, premium and debt issuance costs	Carrying amount
	(in millions)
3.3% notes payable, due 2022	$300.0	$(2.2)	$297.8
3.125% notes payable, due 2023	300.0	(1.8)	298.2
3.4% notes payable, due 2025	400.0	(3.9)	396.1
3.1% notes payable, due 2026	350.0	(3.3)	346.7
6.05% notes payable, due 2036	505.6	(2.7)	502.9
4.625% notes payable, due 2042	300.0	(3.4)	296.6
4.35% notes payable, due 2043	300.0	(3.4)	296.6
4.3% notes payable, due 2046	300.0	(3.5)	296.5
4.7% notes payable, due 2055	400.0	(5.0)	395.0
Non-recourse mortgages and notes payable (1)	—	(0.7)	(0.7)

Total long-term debt	$3,155.6	$(29.9)	$3,125.7

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

        On May 7, 2015, we issued $400.0 million of senior notes. The notes bear interest at 3.4% and will mature in 2025. Interest on the notes is payable semi-annually on May 15 and November 15 each year, beginning on November 15, 2015. In addition, on May 7, 2015, we issued $400.0 million of junior subordinated notes, which are subordinated to all our senior debt. The notes are callable in 2020 and have a maturity date in 2055. The notes initially bear a fixed rate of interest at 4.7% and convert to a floating rate at the date the notes become callable. Interest on the notes is payable semi-annually on May 15 and November 15 each year. After the call date the notes will bear interest at 3-month LIBOR

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

9. Debt — (continued)

plus 3.044%, reset quarterly and payable in arrears in February, May, August and November each year. We have the right to defer interest payments on the junior subordinated notes for up to 5 years without resulting in a default, during which time interest will be compounded. The proceeds from these notes were used to redeem our series A and series B preferred stock with the remainder available for general corporate purposes.

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

        The non-recourse mortgages and notes payable are primarily financings for real estate developments. Outstanding principal balances as of December 31, 2017, ranged from $2.8 million to $16.4 million per development with interest rates ranging from 3.9% to 4.8%. Outstanding principal balances as of December 31, 2016, were $0.0 million due to outstanding debt maturing in 2016. Outstanding debt is secured by the underlying real estate properties, which were reported as real estate on our consolidated statements of financial position with a carrying value of $179.6 million and $0.0 million as of December 31, 2017 and 2016, respectively.

        As of December 31, 2017, future annual maturities of long-term debt were as follows (in millions):

Year ending December 31:
2018	$—
2019	—
2020	—
2021	—
2022	298.2
Thereafter	2,880.2

Total future maturities of long-term debt	$3,178.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

10. Income Taxes

Income Tax Expense

        Our income tax expense was as follows:

	For the year ended December 31,
	2017	2016	2015
	(in millions)
Current income taxes:
U.S. federal	$(4.4)	$38.6	$225.9
State	48.9	(1.9)	12.3
Foreign	38.1	36.6	32.6
Tax benefit of operating loss carryforward	(21.5)	(17.5)	(52.0)

Total current income taxes	61.1	55.8	218.8
Deferred income taxes (benefits):
U.S. federal	(208.2)	171.7	79.1
State	42.5	(20.6)	(1.0)
Foreign	32.3	23.0	(119.3)

Total deferred income taxes (benefits)	(133.4)	174.1	(41.2)

Total income taxes	$(72.3)	$229.9	$177.6

        Our income before income taxes was as follows:

	For the year ended December 31,
	2017	2016	2015
	(in millions)
Domestic	$1,848.5	$1,261.4	$1,195.3
Foreign	403.7	330.3	235.5

Total income before income taxes	$2,252.2	$1,591.7	$1,430.8

Effective Income Tax Rate

        Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate was as follows:

	For the year ended December 31,
	2017	2016	2015
U.S. corporate income tax rate	35%	35%	35%
Impact of the Tax Cuts and Jobs Act	(25)	—	—
Dividends received deduction	(8)	(10)	(11)
Impact of equity method presentation	(2)	(3)	(3)
Tax credits	(2)	(2)	(2)
Interest exclusion from taxable income	(1)	(1)	(1)
State income taxes	2	—	—
Merger of Chilean legal entities	—	—	(7)
Impact of court ruling on some uncertain tax positions	—	—	3
Other	(2)	(5)	(2)

Effective income tax rate	(3)%	14%	12%

        U.S. tax legislation enacted on December 22, 2017 is referred to as the "Tax Cuts and Jobs Act" ("U.S. tax reform"). U.S. tax reform made broad and complex changes to the U.S. Internal Revenue Code applicable to us. The primary impact on our 2017 financial results was associated with the effect of reducing the U.S. statutory tax rate from 35% to 21% on our deferred balances as of December 31, 2017, and a one-time deemed repatriation tax on certain unremitted earnings of foreign subsidiaries. Other provisions of the U.S. tax reform not effective until January 1, 2018, include, but are not limited to: 1) provisions reducing the dividends received deduction; 2) essentially eliminating U.S. federal income taxes on dividends from foreign subsidiaries; 3) retaining an element of current inclusion of certain earnings of controlled

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

10. Income Taxes — (continued)

foreign corporations; 4) eliminating the corporate alternative minimum tax ("AMT"); and, 5) changing how existing AMT credits will be realized.

Unrecognized Tax Benefits

        Our changes in unrecognized tax benefits were as follows:

	For the year ended December 31,
	2017	2016
	(in millions)
Balance at beginning of period	$207.8	$219.0
Additions based on tax positions related to the current year	7.2	0.8
Additions for tax positions of prior years	20.2	0.8
Reductions for tax positions related to the current year	(3.3)	(12.6)
Reductions for tax positions of prior years	(1.1)	(0.2)
Settlements	(36.7)	—

Balance at end of period (1)	$194.1	$207.8

(1)
If recognized, $51.7 million of the above amount of unrecognized tax benefits would reduce our 2017 effective income tax rate. We recognize interest and penalties related to uncertain tax positions in operating expenses within the consolidated statements of operations.

        As of December 31, 2017 and 2016, we had recognized $125.5 million and $142.4 million of accumulated pre-tax interest and penalties related to unrecognized tax benefits, respectively. We believe there is a reasonable possibility a significant amount of the unrecognized tax benefits will reverse in the next twelve months considering a settlement with the Department of Justice approved by the Joint Committee of Taxation in August 2017 but still pending final determination as of December 31, 2017. We do not expect the final determination of these unrecognized tax benefits to have a material impact on our net income.

Net Deferred Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax balances as of December 31, 2017, were remeasured as a result of the U.S. tax reform reducing the U.S. statutory tax rate from

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

10. Income Taxes — (continued)

35% to 21% effective January 1, 2018. This was because the new rate is applicable to the reversal of cumulative temporary differences thereafter. Our significant components of net deferred income taxes were as follows:

	December 31,
	2017	2016
	(in millions)
Deferred income tax assets:
Insurance liabilities	$26.3	$100.8
Investments, including derivatives	205.8	352.7
Net operating and capital loss carryforwards	68.3	78.7
Tax credit carryforwards	307.5	275.7
Employee benefits	314.5	500.8
Foreign currency translation	20.4	105.0
Other deferred income tax assets	42.7	49.1

Gross deferred income tax assets	985.5	1,462.8
Valuation allowance	(5.2)	(7.3)

Total deferred income tax assets	980.3	1,455.5
Deferred income tax liabilities:
Deferred acquisition costs	(587.0)	(899.7)
Investments, including derivatives	(343.9)	(460.4)
Net unrealized gains on available-for-sale securities	(597.9)	(536.7)
Real estate	(147.1)	(117.5)
Intangible assets	(235.1)	(256.0)
Repatriation toll charge	(19.8)	—
Other deferred income tax liabilities	(93.6)	(53.7)

Total deferred income tax liabilities	(2,024.4)	(2,324.0)

Total net deferred income tax liabilities	$(1,044.1)	$(868.5)

        Our net deferred income taxes by jurisdiction were as follows:

	December 31,
	2017	2016
	(in millions)
Deferred income tax assets:
State	$10.9	$67.8
Foreign	37.5	36.1

Net deferred income tax assets	48.4	103.9
Deferred income tax liabilities:
U.S. federal	(803.9)	(733.3)
Foreign	(288.6)	(239.1)

Net deferred income tax liabilities	(1,092.5)	(972.4)

Total net deferred income tax liabilities	$(1,044.1)	$(868.5)

        In management's judgment, total deferred income tax assets are more likely than not to be realized. Included in the deferred income tax asset are tax carryforwards available to offset future taxable income or income taxes. As of December 31, 2017 and 2016, we had tax credit carryforwards for U.S. federal income tax purposes of $307.5 million and $275.7 million, respectively. Alternative minimum, foreign and general business tax credit carryovers were generated during and since the period we utilized net operating losses, primarily attributable to our captive reinsurance companies that joined our consolidated U.S. federal income tax return beginning in 2012 and 2013. Some of these tax credit carryforwards will become refundable starting in 2019 through full recovery by 2021, and others will expire by 2023 if unused. As of December 31, 2017, all accumulated U.S. federal tax credit carryforwards are anticipated to be utilized before expiration; therefore, no valuation allowance has been provided for the related deferred income tax assets.

        As of December 31, 2017 and 2016, domestic state net operating loss carryforwards were $366.1 million and $587.7 million, respectively, and will expire between 2021 and 2035. As of December 31, 2017 and 2016, foreign net operating loss carryforwards were $125.6 million and $151.6 million, respectively, with some expiring in 2018 while others never expire. We maintain valuation allowances by jurisdiction against the deferred income tax assets related to certain of these carryforwards and other items, as utilization of these income tax benefits fail the more likely than not criteria in

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

10. Income Taxes — (continued)

certain jurisdictions. As of December 31, 2017 and 2016, valuation allowances of $5.2 million and $7.3 million, respectively, had been recorded against the income tax benefits associated primarily with foreign net operating loss carryforwards. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of the deferred income tax assets that are more likely than not to be realized. Provisions of the U.S. tax reform did not affect the valuation allowance assessment.

        The effects of tax legislation are recognized in the period of enactment. The effects of the U.S. tax reform were reflected in the 2017 financial statements as determined or as reasonably estimated provisional amounts based on available information subject to interpretation in accordance with the SEC's Staff Accounting Bulletin No. 118 ("SAB 118"). SAB 118 provides guidance on accounting for the effects of the U.S. tax reform where our determinations are incomplete but we are able to determine a reasonable estimate. A final determination is required to be made within a measurement period not to extend beyond one year from the enactment date of the U.S. tax reform. The provisional amount is primarily associated with estimation of the one-time deemed repatriation tax considering complexity as well as limited and changing technical tax guidance. Further, the provisional amount also applies in regard to other potential technical interpretations of accounting and taxing authorities related to elements of the U.S. tax reform subject to change. Tax legislation increasing the Brazilian tax rate was enacted in September 2015. The three-year rate increase did not have a material impact on our consolidated results.

        The U.S. tax reform imposed a one-time deemed repatriation tax in 2017 on the greater of unremitted earnings and profits from foreign operations of our subsidiaries determined as of November 2, 2017 or December 31, 2017, which amounted to $43.0 million. Deferred tax liabilities are recognized for taxes payable on the unremitted earnings from foreign operations of our subsidiaries, except where it is our intention to indefinitely reinvest a portion or all of these undistributed earnings. As of December 31, 2017 and 2016, state deferred income taxes and U.S. federal and state deferred income taxes were not provided on approximately $1,331.2 million and $1,088.4 million, respectively, of such accumulated but undistributed earnings from operations of foreign subsidiaries. We currently do not intend to repatriate these unremitted earnings because we have several liquidity options to fund our domestic operations and obligations. These options include investing and financing activities, such as issuing debt, as well as cash-flow and dividends from domestic operations. As of December 31, 2017 and 2016, it was not practicable to determine the amount of the unrecognized deferred tax liability that would arise if foreign earnings were remitted. This applied to foreign currency gains or losses, foreign withholding taxes, and state income taxes as of December 31, 2017, but also included U.S. federal deferred income taxes as of December 31, 2016, due to the complexity of our international holding company structure, the availability of foreign tax credits, the rules governing the utilization of foreign tax credits, the interplay between utilization of such foreign tax credits and other significant tax attributes and varying state tax laws. As of December 31, 2017, deferred taxes were also not provided on the approximately $106.2 million of excess book carrying value over tax basis with respect to the original investment in our foreign subsidiaries. A tax liability will be recognized when we no longer plan to indefinitely reinvest a portion or all of these earnings or when we plan to sell a portion or all of our ownership interest.

Other Tax Information

        Income tax returns are filed in U.S. federal jurisdiction as well as various states and foreign jurisdictions where we and one or more of our subsidiaries conduct business. Although determined by jurisdiction, with few exceptions our tax uncertainties relate primarily to the U.S. federal jurisdiction. The Internal Revenue Service ("IRS") has completed examination of our consolidated U.S. federal income tax returns for years prior to 2009. We are contesting certain issues and have filed suit in the Court of Federal Claims, requesting refunds for the years 1995-2003. We believe there is a reasonable possibility this litigation can be resolved within the next twelve months. As of December 31, 2017 and 2016, we had $231.8 million and $242.9 million, respectively, of current income tax receivables associated with outstanding audit issues reported as other assets in our consolidated statements of financial position.

        We filed claims for refund for tax years 2006 through 2008 in 2015 and tax year 2012 in 2016. The IRS commenced audit of our U.S. federal income tax return for 2009 in the fourth quarter of 2011, 2010 in the first quarter of 2012, 2011 in the first quarter of 2013, and 2012 in the third quarter of 2015. The U.S. federal statute of limitations expired for years prior to 2009, except for pending audit issues. The statute was extended until June 30, 2018 for 2009 through 2012, has expired for 2013, and remains open for years thereafter. The ultimate settlement of earlier tax years can be adjusted into subsequent tax years regardless of statute status. We do not expect the results of these audits, subsequent related adjustments or developments in other tax areas for all open tax years to significantly change the possible increase in the amount of unrecognized tax benefits, but the outcome of tax reviews is uncertain and unforeseen results can occur.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

10. Income Taxes — (continued)

        The U.S. Court of Federal Claims denied cross-motions for partial summary judgment on February 4, 2015, and ordered a trial on the previously taxed income issue in the case of Principal Life Insurance Company and Subsidiaries v. the United States. Previously, in the same case, on May 9, 2014, the court ruled against Principal Life's tax treatment of transactions involving the purchase and sale of principal-only certificates. These events caused the re-evaluation of all our pending uncertain tax positions, which resulted in a $30.3 million reduction in net income in the first quarter of 2015. We believe we have adequate defenses against, or sufficient provisions for, the contested issues, but final resolution could take several years while legal remedies are pursued. Consequently, we do not expect the ultimate resolution of issues from tax years 1995-2003 or those that might arise in tax years subsequent to 2003 to have a material impact on our net income.

11. Employee and Agent Benefits

        We have defined benefit pension plans covering substantially all of our U.S. employees and certain agents. Some of these plans provide supplemental pension benefits to employees and agents with salaries and/or pension benefits in excess of the qualified plan limits imposed by U.S. federal tax law. The employees and agents are generally first eligible for the pension plans when they reach age 21. For plan participants employed prior to January 1, 2002, the pension benefits are based on the greater of a final average pay benefit or a cash balance benefit. The final average pay benefit is based on the years of service and generally the employee's or agent's average annual compensation during the last five years of employment. Partial benefit accrual of final average pay benefits is recognized from first eligibility until retirement based on attained service divided by potential service to age 65 with a minimum of 35 years of potential service. The cash balance portion of the plan started on January 1, 2002. An employee's account is credited with an amount based on the employee's salary, age and service. These credits accrue with interest. For plan participants hired on and after January 1, 2002, only the cash balance plan applies. Our policy is to fund the cost of providing pension benefits in the years that the employees and agents are providing service to us. Our funding policy for the qualified defined benefit plan is to contribute an amount annually at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act ("ERISA"), and, generally, not greater than the maximum amount that can be deducted for U.S. federal income tax purposes. Our funding policy for the nonqualified benefit plan is to fund the plan in the years the employees are providing service, taking into account the funded status of the trust. While we designate assets to cover the computed liability of the nonqualified plan, the assets are not included as part of the asset balances presented in this footnote as they do not qualify as plan assets in accordance with U.S. GAAP.

        We also provide certain health care, life insurance and long-term care benefits for retired employees. Subsidized retiree health benefits are provided for employees hired prior to January 1, 2002 and who retire prior to January 1, 2020. Employees hired on or after January 1, 2002, or hired prior to January 1, 2002, and retire on or after January 1, 2020, have access to retiree health benefits but it is intended that they pay for the full cost of the coverage. The health care plans are contributory with participants' contributions adjusted annually. The contributions are based on the number of years of service and age at retirement for those hired prior to January 1, 2002, and who retired prior to January 1, 2011. For employees hired prior to January 1, 2002, and who retire on or after January 1, 2011, but prior to January 1, 2020, the contributions are 60% of the expected cost. As part of the substantive plan, the retiree health contributions are assumed to be adjusted in the future as claim levels change. The life insurance plans are contributory for a small group of previously grandfathered participants that have elected supplemental coverage and dependent coverage. The retiree group term life coverage is not subsidized for those who retire on or after January 1, 2020.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

11. Employee and Agent Benefits — (continued)

Obligations and Funded Status

        The plans' combined funded status, reconciled to amounts recognized in the consolidated statements of financial position, was as follows:

	Pension benefits		Other postretirement benefits
	December 31,		December 31,
	2017	2016	2017	2016
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$(3,056.2)	$(3,052.2)	$(109.8)	$(165.7)
Service cost	(67.1)	(65.0)	(0.1)	(2.1)
Interest cost	(124.4)	(134.9)	(3.9)	(6.2)
Actuarial gain (loss)	(268.0)	(39.3)	(1.7)	5.8
Participant contribution	—	—	(3.5)	(3.9)
Benefits paid	109.0	235.2	9.9	10.7
Plan amendments	23.1	—	—	51.6

Benefit obligation at end of year	$(3,383.6)	$(3,056.2)	$(109.1)	$(109.8)

Change in plan assets
Fair value of plan assets at beginning of year	$2,190.8	$2,166.3	$628.6	$627.0
Actual return on plan assets	368.3	181.6	73.9	8.0
Employer contribution	92.1	78.1	0.7	0.4
Participant contributions	—	—	3.5	3.9
Benefits paid	(109.0)	(235.2)	(9.9)	(10.7)

Fair value of plan assets at end of year	$2,542.2	$2,190.8	$696.8	$628.6

Amount recognized in statement of financial position
Other assets	$—	$—	$589.5	$520.8
Other liabilities	(841.4)	(865.4)	(1.8)	(2.0)

Total	$(841.4)	$(865.4)	$587.7	$518.8

Amount recognized in accumulated other comprehensive (income) loss
Total net actuarial (gain) loss	$682.8	$706.9	$(34.7)	$10.0
Prior service benefit	(23.7)	(2.9)	(24.1)	(58.7)

Pre-tax accumulated other comprehensive (income) loss	$659.1	$704.0	$(58.8)	$(48.7)

        The accumulated benefit obligation for all defined benefit pension plans was $3,139.3 million and $2,821.1 million as of December 31, 2017 and 2016, respectively.

        Employer contributions to the pension plans include contributions made directly to the qualified pension plan assets and contributions from corporate assets to pay nonqualified pension benefits. Benefits paid from the pension plans include both qualified and nonqualified plan benefits. Nonqualified pension plan assets are not included as part of the asset balances presented in this footnote. The nonqualified pension plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The assets held in a Rabbi trust are available to satisfy the claims of general creditors only in the event of bankruptcy. Therefore, these assets are fully consolidated in our consolidated statements of financial position and are not reflected in our funded status as they do not qualify as plan assets under U.S. GAAP. The market value of assets held in these trusts was $352.0 million and $341.0 million as of December 31, 2017 and 2016, respectively.

Pension Plan Changes and Plan Gains/Losses

        On January 1, 2010, benefits under the Principal Pension Plan were frozen for certain participants. The qualified plan and agent nonqualified plan were amended on December 28, 2017, to freeze final average pay accruals for agents after December 31, 2018, but continue cash balance accruals. This gave rise to a total prior service cost of $(23.1) million as of December 31, 2017. The amendments also freeze plan eligibility for agents under both the qualified and nonqualified plans.

        For the year ended December 31, 2017, the pension plans had an actuarial loss primarily due to a decrease in the discount rate and white collar mortality for the nonqualified plans. For the year ended December 31, 2016, the pension plans had an actuarial loss primarily due to assumption changes, including the decrease in the discount rate.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

11. Employee and Agent Benefits — (continued)

Other Postretirement Plan Changes and Plan Gains/Losses

        Effective October 31, 2016, subsidies were eliminated for pre-65 retiree medical, retiree dental, and retiree group term life coverage for employees and agents who retire on or after January 1, 2020. The amendment to the other postretirement employee benefits ("OPEB") plan resulted in a remeasurement, which resulted in a change in discount rate. This plan amendment reduced our accumulated postretirement benefit obligation by $51.6 million.

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

        For the year ended December 31, 2017, the other postretirement benefit plans had an actuarial loss primarily due to a decrease in the discount rate offset by actual and projected medical claims costs being lower than previously expected. For the year ended December 31, 2016, the other postretirement benefit plans had an actuarial gain primarily due to actual and projected medical claims costs being lower than previously expected offset by a decrease in the discount rate.

Information for Pension Plans With an Accumulated Benefit Obligation in Excess of Plan Assets

        For 2017 and 2016, both the qualified and nonqualified plans had accumulated benefit obligations in excess of plan assets. As noted previously, the nonqualified plans have assets that are deposited in trusts that fail to meet the U.S. GAAP requirements to be included in plan assets; however, these assets are included in our consolidated statements of financial position.

	December 31,
	2017	2016
	(in millions)
Projected benefit obligation	$3,383.6	$3,056.2
Accumulated benefit obligation	3,139.3	2,821.1
Fair value of plan assets	2,542.2	2,190.8

Information for Other Postretirement Benefit Plans With an Accumulated Postretirement Benefit Obligation in Excess of Plan Assets

	December 31,
	2017	2016
	(in millions)
Accumulated postretirement benefit obligation	$2.2	$2.6
Fair value of plan assets	0.4	0.6

Components of Net Periodic Benefit Cost

	Pension benefits			Other postretirement benefits
	For the year ended December 31,
	2017	2016	2015	2017	2016	2015
	(in millions)
Service cost	$67.1	$65.0	$63.2	$0.1	$2.1	$2.0
Interest cost	124.4	134.9	120.3	3.9	6.2	6.6
Expected return on plan assets	(144.2)	(155.0)	(160.6)	(27.5)	(32.6)	(33.9)
Amortization of prior service benefit	(2.3)	(2.2)	(1.9)	(34.6)	(25.9)	(18.5)
Recognized net actuarial (gain) loss	68.0	77.0	102.4	—	0.2	(0.8)
Plan amendments	—	—	—	—	—	5.8

Net periodic benefit cost (income)	$113.0	$119.7	$123.4	$(58.1)	$(50.0)	$(38.8)

        The components of net periodic benefit cost including the service cost component are included in operating expenses on the consolidated statements of operations.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

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

	Pension benefits		Other postretirement benefits
	For the year ended December 31,
	2017	2016	2017	2016
	(in millions)
Other changes recognized in accumulated other comprehensive income
Net actuarial (gain) loss	$43.9	$12.7	$(44.7)	$18.8
Prior service benefit	(23.1)	—	—	—
Amortization of net loss	(68.0)	(77.0)	—	(0.2)
Amortization of prior service benefit	2.3	2.2	34.6	25.9
Plan amendments	—	—	—	(51.6)

Total recognized in pre-tax accumulated other comprehensive income	$(44.9)	$(62.1)	$(10.1)	$(7.1)

Total recognized in net periodic benefit cost and pre-tax accumulated other comprehensive (income) loss	$68.1	$57.6	$(68.2)	$(57.1)

        Net actuarial (gain) loss and net prior service cost benefit have been recognized in AOCI.

        The estimated net actuarial (gain) loss and prior service cost (benefit) that will be amortized from AOCI into net periodic benefit cost for the pension benefits during the 2018 fiscal year are $67.7 million and $(3.4) million, respectively. The estimated net actuarial (gain) loss and prior service cost (benefit) for the postretirement benefits that will be amortized from AOCI into net periodic benefit cost during the 2018 fiscal year are $(1.5) million and $(13.9) million, respectively.

Assumptions

Weighted-average assumptions used to determine benefit obligations as disclosed under the Obligations and Funded Status section

	Pension benefits
	For the year ended December 31,
	2017	2016
Discount rate	3.60%	4.15%
Rate of compensation increase:
Cash balance benefit	4.96%	5.02%
Traditional benefit	2.66%	2.70%

	Other postretirement benefits
	For the year ended December 31,
	2017	2016
Discount rate	3.35%	3.75%
Rate of compensation increase	2.39%	2.44%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

11. Employee and Agent Benefits — (continued)

Weighted average assumptions used to determine net periodic benefit cost

	Pension benefits
	For the year ended December 31,
	2017	2016	2015
Discount rate	4.15%	4.50%	4.00%
Expected long-term return on plan assets	6.70%	7.20%	7.20%
Rate of compensation increase:
Cash balance benefit	5.02%	5.24%	5.25%
Traditional benefit	2.70%	2.98%	3.02%

	Other postretirement benefits
	For the year ended December 31,
	2017	2016	2015
Discount rate (1)	3.75%	3.35%	4.00%
Expected long-term return on plan assets	4.40%	5.24%	5.36%
Rate of compensation increase	2.44%	4.82%	4.82%

(1)
The funded statuses of the OPEB plans for which subsidies were eliminated in 2016 were remeasured as of October 31, 2016, and a portion of the impact was reflected in the 2016 net periodic postretirement benefit cost. A discount rate of 4.15% was used until the remeasurement date at which time a discount rate of 3.35% was used.

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

        For the pension benefits, the discount rate is determined by projecting future benefit payments inherent in the projected benefit obligation and discounting those cash flows using a spot yield curve for high quality corporate bonds. The plans' expected benefit payments are discounted to determine a present value using the yield curve and the discount rate is the level rate that produces the same present value. The expected return on plan assets is the long-term rate we expect to be earned based on the plans' investment strategy. Historical and expected future returns of multiple asset classes were analyzed to develop a risk-free rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return and the associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocation of the plans.

        For other postretirement benefits, the discount rate is determined by projecting future benefit payments inherent in the accumulated postretirement benefit obligation, and discounting those cash flows using a spot yield curve for high quality corporate bonds. The plans' expected benefit payments are discounted to determine a present value using the yield curve and the discount rate is the level rate that produces the same present value. The 4.40% expected long-term return on plan assets for 2017 was based on the weighted average expected long-term asset returns for the medical, life and long-term care plans. The expected long-term rates for the medical and life under age 65, medical and life age 65 and over and long-term care plans were 4.40%, 4.50% and 3.75%, respectively.

Assumed Health Care Cost Trend Rates

	December 31,
	2017	2016
Health care cost trend rate assumed for next year under age 65	7.0%	7.0%
Health care cost trend rate assumed for next year age 65 and over	7.0%	6.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate (under age 65)	2024	2023
Year that the rate reaches the ultimate trend rate (65 and older)	2024	2021

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

11. Employee and Agent Benefits — (continued)

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-percentage point increase	1-percentage point decrease
	(in millions)
Effect on total of service cost and interest cost components	$0.1	$(0.1)
Effect on accumulated postretirement benefit obligation	(1.5)	1.4

Pension Plan and Other Postretirement Benefit Plan Assets

        Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date (an exit price). The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels.

  •
  Level 1 — Fair values are based on unadjusted quoted prices in active markets for identical assets. Our Level 1 assets include cash, U.S. Treasury bonds, fixed income investment funds, exchange traded equity securities and alternative mutual fund investments.

  •
  Level 2 — Fair values are based on inputs other than quoted prices within Level 1 that are observable for the asset, either directly or indirectly. Our Level 2 assets primarily include fixed income securities, fixed income and equity investment funds and real estate investments.

  •
  Level 3 — Fair values are based on significant unobservable inputs for the asset. Our Level 3 assets include a Principal Life general account investment.

        Our pension plan assets consist of investments in pooled separate accounts and single client separate accounts. Net asset value ("NAV") of the pooled separate accounts is calculated in a manner consistent with U.S. GAAP for investment companies and is determinative of their fair value. Several of the pooled separate accounts invest in publicly quoted mutual funds or actively managed stocks. The fair value of the underlying mutual funds or stocks is used to determine the NAV of the separate account, which is not publicly quoted. Some of the pooled separate accounts also invest in fixed income securities. The fair value of the underlying securities is based on quoted prices of similar assets and used to determine the NAV of the separate account. Some of the pooled separate accounts invest in real estate properties. The fair value is based on discounted cash flow valuation models that utilize public real estate market data inputs such as transaction prices, market rent growth, vacancy levels, leasing absorption, market capitalization rates and discount rates.

        The single client separate accounts invest in fixed income securities, hedge funds, a pooled separate account investment and other assets. The fixed income securities include U.S. Treasury bonds for which the fair value is based on quoted prices of identical assets in active markets. The fair value of the other fixed income securities is determined either from prices obtained from third party pricing vendors who use observable market information to determine prices or from internal models using substantially all observable inputs or a matrix pricing valuation approach. The hedge funds are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy. The NAV of the pooled separate account investment is calculated in a manner consistent with U.S. GAAP for investment companies and is determinative of its fair value. The carrying amounts of other assets, which are highly liquid in nature, are used to approximate fair value.

        Our other postretirement benefit plan assets consist of cash, investments in fixed income security portfolios, investments in equity security portfolios, investments in alternative mutual fund portfolios and investment in a real estate mutual fund. Because of the nature of cash, its carrying amount approximates fair value. The fair value of fixed income investment funds, U.S. equity portfolios and international equity portfolios is based on quoted prices in active markets for identical assets. The fair value of the alternative mutual fund portfolios and the real estate mutual fund are based on quoted market prices, which represent the NAV of shares held by the other postretirement benefit plan. The fair value of the Principal Life general account investment is the amount the plan would receive if withdrawing funds from this participating contract. The amount that would be received is calculated using a cash-out factor based on an associated pool of general account fixed income securities. The cash-out factor is a ratio of the asset investment value of these securities to asset book value. As the investment values change, the cash-out factor is adjusted, impacting the amount the plan receives at measurement date. To determine investment value for each category of assets, we project cash flows. This is done using contractual provisions for the assets, with adjustment for expected prepayments and call provisions. Projected cash flows are discounted to present value for each asset category. Interest rates for discounting are based on current rates on similar new assets in the general account based on asset strategy.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

11. Employee and Agent Benefits — (continued)

Pension Plan Assets

        The fair value of the qualified pension plan's assets by asset category as of the most recent measurement date was as follows:

	December 31, 2017
			Fair value hierarchy level
	Assets measured at fair value	Amount measured at net asset value
			Level 1	Level 2	Level 3
	(in millions)
Asset category
Pooled separate account investments:
U.S. large cap equity portfolios (1)	$651.2	$—	$—	$651.2	$—
U.S. small/mid cap equity portfolios (2)	112.2	—	—	112.2	—
Balanced asset portfolios (3)	128.4	—	—	128.4	—
International equity portfolios (4)	325.8	—	—	325.8	—
Real estate investment portfolios (6)	126.2	—	—	126.2	—
Single client separate account investments:
Fixed income securities:
U.S. government and agencies	292.7	—	292.7	—	—
States and political subdivisions	16.9	—	—	16.9	—
Corporate	745.2	—	—	745.2	—
Commercial mortgage-backed securities	21.3	—	—	21.3	—
Other debt obligations	3.4	—	—	3.4	—
Hedge funds (7)	120.4	120.4	—	—	—
Pooled separate account investment (8)	4.6	—	—	4.6	—
Other (9)	(6.1)	—	0.8	(6.9)	—

Total	$2,542.2	$120.4	$293.5	$2,128.3	$—

	December 31, 2016
			Fair value hierarchy level
	Assets measured at fair value	Amount measured at net asset value
			Level 1	Level 2	Level 3
	(in millions)
Asset category
Pooled separate account investments:
U.S. large cap equity portfolios (1)	$772.7	$—	$—	$772.7	$—
U.S. small/mid cap equity portfolios (2)	153.0	—	—	153.0	—
Balanced asset portfolios (3)	123.0	—	—	123.0	—
International equity portfolios (4)	294.3	—	—	294.3	—
Fixed income security portfolios (5)	13.4	—	—	13.4	—
Real estate investment portfolios (6)	129.4	—	—	129.4	—
Single client separate account investments:
Fixed income securities:
U.S. government and agencies	226.9	—	226.9	—	—
Corporate	444.8	—	—	444.8	—
Commercial mortgage-backed securities	17.8	—	—	17.8	—
Other debt obligations	2.7	—	—	2.7	—
Pooled separate account investment (8)	6.9	—	—	6.9	—
Other (9)	5.9	—	—	5.9	—

Total	$2,190.8	$—	$226.9	$1,963.9	$—

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

December 31, 2017

11. Employee and Agent Benefits — (continued)

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

(7)
The hedge funds have varying investment strategies that also have a variety of redemption terms and conditions. We do not have unfunded commitments associated with these hedge funds.

(8)
The single client separate accounts invest in a money market pooled separate account.

(9)
Includes cash and net (payables)/receivables for the single client separate accounts.

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

        According to our investment policy, the target asset allocation for the qualified plan is:

Asset category	Target allocation
Fixed income security portfolios	25% - 80%
Equity portfolios	5% - 60%
Real estate investment portfolios	10%
Altenatives	5%
Other Postretirement Benefit Plan Assets

        The fair value of the other postretirement benefit plans' assets by asset category as of the most recent measurement date was as follows:

	December 31, 2017
		Fair value hierarchy level
	Assets measured at fair value
		Level 1	Level 2	Level 3
	(in millions)
Asset category
Cash and cash equivalents	$0.3	$0.3	$—	$—
Fixed income security portfolios:
Fixed income investment funds (1)	209.8	177.7	32.1	—
U.S. equity portfolios (2)	159.4	108.5	50.9	—
International equity portfolios (3)	67.8	57.7	10.1	—
Alternative mutual fund portfolios (4)	251.4	251.4	—	—
Real estate mutual fund (5)	8.1	8.1	—	—

Total	$696.8	$603.7	$93.1	$—

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

11. Employee and Agent Benefits — (continued)

	December 31, 2016
		Fair value hierarchy level
	Assets measured at fair value
		Level 1	Level 2	Level 3
	(in millions)
Asset category
Cash and cash equivalents	$1.2	$1.2	$—	$—
Fixed income security portfolios:
Fixed income investment funds (1)	195.5	164.3	31.2	—
U.S. equity portfolios (2)	145.5	103.2	42.3	—
International equity portfolios (3)	51.2	43.2	8.0	—
Alternative mutual fund portfolios (4)	227.5	227.5	—	—
Real estate mutual fund (5)	7.7	7.7	—	—

Total	$628.6	$547.1	$81.5	$—

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

(5)
The mutual fund invests primarily in U.S. commercial real estate properties.

        We had no Level 3 assets in 2017 and 2016.

        As of December 31, 2017 and 2016, respectively, $93.2 million and $81.8 million of assets, respectively, in cash, fixed income security portfolios, U.S. equity portfolios and international equity portfolios were included in a trust owned life insurance contract.

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

December 31, 2017

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

Contributions

        Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under ERISA and, generally, not greater than the maximum amount that can be deducted for U.S. federal income tax purposes. We do not anticipate contributions will be needed to satisfy the minimum funding requirements of ERISA for our qualified plan. We are unable to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2018 up to $125.0 million. This includes funding for both our qualified and nonqualified pension plans. While we designate assets to cover the computed liability of the nonqualified plan, the assets are not included as part of the asset balances presented in this footnote as they do not qualify as plan assets in accordance with U.S. GAAP. We may contribute to our other postretirement benefit plans in 2018 pending future analysis.

Estimated Future Benefit Payments

        The estimated future benefit payments, which reflect expected future service are:

	Pension benefits	Other postretirement benefits (gross benefit payments, including prescription drug benefits)
	(in millions)
Year ending December 31:
2018	$127.5	$13.1
2019	129.4	13.6
2020	139.5	12.5
2021	145.3	11.6
2022	154.5	10.8
2023-2027	882.6	9.9

        The above table reflects the total estimated future benefits to be paid from the plan, including both our share of the benefit cost and the participants' share of the cost, which is funded by their contributions to the plan.

        The assumptions used in calculating the estimated future benefit payments are the same as those used to measure the benefit obligation for the year ended December 31, 2017.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

11. Employee and Agent Benefits — (continued)

Defined Benefit Pension Plans Supplemental Information

        Certain key summary data is shown below separately for qualified and nonqualified plans.

	For the year ended December 31,
	2017			2016
	Qualified Plan	Nonqualified Plan	Total	Qualified Plan	Nonqualified Plan	Total
	(in millions)
Amount recognized in statement of financial position
Other assets	$—	$—	$—	$—	$—	$—
Other liabilities	(340.0)	(501.4)	(841.4)	(410.0)	(455.4)	(865.4)

Total	$(340.0)	$(501.4)	$(841.4)	$(410.0)	$(455.4)	$(865.4)

Amount recognized in accumulated other comprehensive loss
Total net actuarial loss	$516.4	$166.4	$682.8	$587.5	$119.4	$706.9
Prior service benefit	(12.5)	(11.2)	(23.7)	(1.6)	(1.3)	(2.9)

Pre-tax accumulated other comprehensive loss	$503.9	$155.2	$659.1	$585.9	$118.1	$704.0

Components of net periodic benefit cost
Service cost	$60.3	$6.8	$67.1	$58.1	$6.9	$65.0
Interest cost	106.0	18.4	124.4	115.9	19.0	134.9
Expected return on plan assets	(144.2)	—	(144.2)	(155.0)	—	(155.0)
Amortization of prior service benefit	(1.2)	(1.1)	(2.3)	(1.1)	(1.1)	(2.2)
Recognized net actuarial loss	59.2	8.8	68.0	69.5	7.5	77.0

Net periodic benefit cost	$80.1	$32.9	$113.0	$87.4	$32.3	$119.7

Other changes recognized in accumulated other comprehensive (income) loss
Net actuarial (gain) loss	$(11.9)	$55.8	$43.9	$(2.0)	$14.7	$12.7
Prior service benefit	(12.2)	(10.9)	(23.1)	—	—	—
Amortization of net loss	(59.2)	(8.8)	(68.0)	(69.5)	(7.5)	(77.0)
Amortization of prior service benefit	1.2	1.1	2.3	1.1	1.1	2.2

Total recognized in pre-tax accumulated other
comprehensive (income) loss	$(82.1)	$37.2	$(44.9)	$(70.4)	$8.3	$(62.1)

Total recognized in net periodic benefit cost and pre-tax accumulated other comprehensive (income) loss	$(2.0)	$70.1	$68.1	$17.0	$40.6	$57.6

Defined Contribution and Deferred Compensation Plans

        In addition, we have defined contribution plans that are generally available to all U.S. employees and agents. Eligible participants could not contribute more than $18,000 of their compensation to the plans in 2017. Effective January 1, 2006, we made several changes to the retirement programs. In general, the pension and supplemental executive retirement plan benefit formulas were reduced, and the 401(k) matching contribution was increased. Employees who were ages 47 or older with at least ten years of service on December 31, 2005, could elect to retain the prior benefit provisions and forgo receipt of the additional matching contributions. The employees who elected to retain the prior benefit provisions are referred to as "Grandfathered Choice Participants." We match the Grandfathered Choice Participant's contribution at a 50% contribution rate up to a maximum matching contribution of 3% of the participant's compensation. For all other participants, we match the participant's contributions at a 75% contribution rate up to a maximum matching contribution of 6% of the participant's compensation. The defined contribution plans allow employees to choose among various investment options, including our common stock, which is available through our Employee Stock Ownership Plan ("ESOP"). We contributed $48.9 million, $46.6 million and $45.7 million in 2017, 2016 and 2015, respectively, to our qualified defined contribution plans.

        The number of shares of our common stock allocated to participants in the ESOP was 2.1 million and 2.4 million as of December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, the fair value of the ESOP, which includes earned and unearned common stock, was $149.4 million and $137.9 million, respectively. The ESOP's total assets include our common stock and cash. The ESOP purchases our common stock on the open market. The number of shares of our common stock held within the ESOP is treated as outstanding in both our basic and diluted earnings per share calculations.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

11. Employee and Agent Benefits — (continued)

        We also have nonqualified deferred compensation plans available to select employees and agents that allow them to defer compensation amounts in excess of limits imposed by U.S. federal tax law with respect to the qualified plans. For certain nonqualified deferred compensation plans that include an employer matching contribution, in 2017 we matched the Grandfathered Choice Participant's deferral at a 50% match deferral rate up to a maximum matching deferral of 3% of the participant's compensation. For all other participants in nonqualified deferred compensation plans that include an employer matching contribution, we matched the participant's deferral at a 75% match deferral rate up to a maximum matching deferral of 6% of the participant's compensation. We contributed $3.8 million, $3.3 million and $4.5 million in 2017, 2016 and 2015, respectively, to our nonqualified deferred compensation plans.

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

        In addition, regulatory bodies such as state insurance departments, the SEC, the Financial Industry Regulatory Authority, the Department of Labor ("DOL") and other regulatory agencies in the U.S. and in international locations in which we do business, regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, ERISA and laws governing the activities of broker-dealers. We receive requests from regulators and other governmental authorities relating to industry issues and may receive additional requests, including subpoenas and interrogatories, in the future.

        In 2008, Principal Life received approximately $440.0 million in connection with the termination of certain structured transactions and the resulting prepayment of Principal Life's investment in those transactions. The transactions involved Lehman Brothers Special Financing Inc. and Lehman Brothers Holdings Inc. (collectively, "Lehman") in various capacities. Subsequent to Lehman's 2008 bankruptcy filing, its bankruptcy estate initiated several lawsuits seeking to recover from numerous sources significant amounts to which it claims entitlement under various theories. We are one of a large group of defendants to this action. The estate's claim against Principal Life, including interest, was approximately $600.0 million. On June 28, 2016, the bankruptcy court granted the Defendants' motion to dismiss directed at common issues and dismissed with prejudice all claims against Principal Life. Lehman appealed the bankruptcy court's decision to the U.S. District Court for the Southern District of New York. On January 4, 2018, Lehman filed a notice of voluntary dismissal, dismissing with prejudice the claims against Principal Life.

        While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe any such matter will have a material adverse effect on our business or financial position. As of December 31, 2017, we had no estimated losses accrued related to the legal matters discussed above because we believe the chance of loss from these matters is not probable and the amount of loss cannot be reasonably estimated.

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

        The outcome of such matters is always uncertain, and unforeseen results can occur. It is possible such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts we could not estimate as of December 31, 2017.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

12. Contingencies, Guarantees and Indemnifications — (continued)

Guarantees and Indemnifications

        In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. The terms of these agreements range in duration and often are not explicitly defined. The maximum exposure under these agreements as of December 31, 2017, was approximately $147.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period.

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

Guaranty Funds

        Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. A state's fund assesses its members based on their pro rata market share of written premiums in the state for the classes of insurance for which the insolvent insurer was engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. We accrue liabilities for guaranty fund assessments when an assessment is probable, can be reasonably estimated and when the event obligating us to pay has occurred. While we cannot predict the amount and timing of any future assessments, we have established reserves we believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings. As of December 31, 2017 and 2016, the liability balance for guaranty fund assessments, which is not discounted, was $23.3 million and $14.9 million, respectively, and was reported within other liabilities in the consolidated statements of financial position. As of December 31, 2017 and 2016, $11.3 million and $5.7 million, respectively, related to premium tax offsets were included in premiums due and other receivables in the consolidated statements of financial position.

Operating Leases

        As a lessee, we lease office space, data processing equipment, office furniture and office equipment under various operating leases. Rental expense for the years ended December 31, 2017, 2016 and 2015, was $44.0 million, $40.4 million and $38.0 million, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

12. Contingencies, Guarantees and Indemnifications — (continued)

        The following represents payments due by period for operating lease obligations (in millions):

Year ending December 31:
2018	$47.5
2019	38.1
2020	30.3
2021	23.0
2022	18.2
2023 and thereafter	33.5

Total operating lease obligations	190.6
Less: Future sublease rental income on noncancelable leases	7.3

Total future minimum lease payments	$183.3

Capital Leases

        We lease buildings and hardware storage equipment under capital leases. As of December 31, 2017 and 2016, these leases had a gross asset balance of $60.8 million and $61.3 million and accumulated depreciation of $32.8 million and $29.9 million, respectively. Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $13.4 million, $14.8 million and $14.1 million, respectively.

        The following represents future minimum lease payments due by period for capital lease obligations (in millions).

Year ending December 31:
2018	$11.5
2019	9.5
2020	3.6
2021	0.8
2022	0.2
2023 and thereafter	0.2

Total	25.8
Less: Amounts representing interest	0.9

Net present value of minimum lease payments	$24.9

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

13. Stockholders' Equity — (continued)

Reconciliation of Outstanding Shares

	Series A preferred stock	Series B preferred stock	Common stock
	(in millions)
Outstanding shares as of January 1, 2015	3.0	10.0	293.9
Shares issued	—	—	3.5
Treasury stock acquired	—	—	(6.0)
Preferred stock redemption	(3.0)	(10.0)	—

Outstanding shares as of December 31, 2015	—	—	291.4
Shares issued	—	—	3.0
Treasury stock acquired	—	—	(6.7)

Outstanding shares as of December 31, 2016	—	—	287.7
Shares issued	—	—	4.9
Treasury stock acquired	—	—	(3.6)

Outstanding shares as of December 31, 2017	—	—	289.0

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

Other Comprehensive Income (Loss)

	For the year ended December 31, 2017
	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized gains on available-for-sale securities during the period	$1,074.2	$(341.6)	$732.6
Reclassification adjustment for losses included in net income (1)	67.8	(23.5)	44.3
Adjustments for assumed changes in amortization patterns	(26.2)	9.3	(16.9)
Adjustments for assumed changes in policyholder liabilities	(184.6)	64.1	(120.5)

Net unrealized gains on available-for-sale securities	931.2	(291.7)	639.5

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	53.1	(17.0)	36.1

Adjustments for assumed changes in amortization patterns	(6.4)	2.3	(4.1)
Adjustments for assumed changes in policyholder liabilities	(1.3)	0.5	(0.8)

Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	45.4	(14.2)	31.2

Net unrealized losses on derivative instruments during the period	(46.7)	16.0	(30.7)
Reclassification adjustment for gains included in net income (3)	(31.6)	10.8	(20.8)
Adjustments for assumed changes in amortization patterns	3.9	(1.3)	2.6
Adjustments for assumed changes in policyholder liabilities	9.6	(3.3)	6.3

Net unrealized losses on derivative instruments	(64.8)	22.2	(42.6)

Foreign currency translation adjustment during the period	171.6	4.7	176.3
Reclassification adjustment for losses included in net income (4)	2.6	—	2.6

Foreign currency translation adjustment	174.2	4.7	178.9

Unrecognized postretirement benefit obligation during the period	24.0	(3.8)	20.2
Amortization of amounts included in net periodic benefit cost (5)	31.1	(14.0)	17.1

Net unrecognized postretirement benefit obligation	55.1	(17.8)	37.3

Other comprehensive income	$1,141.1	$(296.8)	$844.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

13. Stockholders' Equity — (continued)

	For the year ended December 31, 2016
	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized gains on available-for-sale securities during the period	$254.6	$(78.1)	$176.5
Reclassification adjustment for losses included in net income (1)	67.9	(23.5)	44.4
Adjustments for assumed changes in amortization patterns	5.6	(2.0)	3.6
Adjustments for assumed changes in policyholder liabilities	(177.2)	51.8	(125.4)

Net unrealized gains on available-for-sale securities	150.9	(51.8)	99.1

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	(0.3)	(1.5)	(1.8)
Adjustments for assumed changes in amortization patterns	(3.4)	1.2	(2.2)
Adjustments for assumed changes in policyholder liabilities	0.8	(0.3)	0.5

Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	(2.9)	(0.6)	(3.5)

Net unrealized gains on derivative instruments during the period	32.6	(7.6)	25.0
Reclassification adjustment for gains included in net income (3)	(27.7)	5.4	(22.3)
Adjustments for assumed changes in amortization patterns	2.9	(1.0)	1.9
Adjustments for assumed changes in policyholder liabilities	16.9	(6.0)	10.9

Net unrealized gains on derivative instruments	24.7	(9.2)	15.5

Foreign currency translation adjustment	75.6	(7.5)	68.1

Unrecognized postretirement benefit obligation during the period	20.2	(6.8)	13.4
Amortization of amounts included in net periodic benefit cost (5)	49.1	(20.7)	28.4

Net unrecognized postretirement benefit obligation	69.3	(27.5)	41.8

Other comprehensive income	$317.6	$(96.6)	$221.0

	For the year ended December 31, 2015
	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized losses on available-for-sale securities during the period	$(1,713.7)	$589.0	$(1,124.7)
Reclassification adjustment for losses included in net income (1)	15.1	(5.4)	9.7
Adjustments for assumed changes in amortization patterns	201.2	(70.4)	130.8
Adjustments for assumed changes in policyholder liabilities	779.0	(265.5)	513.5

Net unrealized losses on available-for-sale securities	(718.4)	247.7	(470.7)

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	29.4	(10.2)	19.2
Adjustments for assumed changes in amortization patterns	(0.9)	0.3	(0.6)
Adjustments for assumed changes in policyholder liabilities	0.7	(0.2)	0.5

Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	29.2	(10.1)	19.1

Net unrealized gains on derivative instruments during the period	58.4	(20.4)	38.0
Reclassification adjustment for gains included in net income (3)	(36.9)	12.5	(24.4)
Adjustments for assumed changes in amortization patterns	19.5	(6.9)	12.6
Adjustments for assumed changes in policyholder liabilities	(10.8)	3.8	(7.0)

Net unrealized gains on derivative instruments	30.2	(11.0)	19.2

Foreign currency translation adjustment	(543.6)	72.0	(471.6)

Unrecognized postretirement benefit obligation during the period	(142.5)	55.5	(87.0)
Amortization of amounts included in net periodic benefit cost (5)	81.2	(33.3)	47.9

Net unrecognized postretirement benefit obligation	(61.3)	22.2	(39.1)

Other comprehensive loss	$(1,263.9)	$320.8	$(943.1)

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

December 31, 2017

13. Stockholders' Equity — (continued)

(3)
See Note 5, Derivative Financial Instruments — Cash Flow Hedges, for further details.

(4)
Pre-tax reclassification adjustments relating to deconsolidated sponsored investment funds are reported in net realized capital gains (losses) on the consolidated statements of operations. $2.0 million of this reclassification relates to noncontrolling interest and is reported in net income attributable to noncontrolling interest on the consolidated statements of operations.

(5)
Amount is comprised of amortization of prior service cost (benefit) and recognized net actuarial (gain) loss, which is reported in operating expenses on the consolidated statements of operations. See Note 11, Employee and Agent Benefits — Components of Net Periodic Benefit Cost, for further details.

Accumulated Other Comprehensive Income (Loss)

	Net unrealized gains on available-for-sale securities	Noncredit component of impairment losses on fixed maturities available-for-sale	Net unrealized gains on derivative instruments	Foreign currency translation adjustment	Unrecognized postretirement benefit obligation	Accumulated other comprehensive income (loss)
	(in millions)
Balances as of January 1, 2015	$1,202.8	$(105.1)	$50.6	$(686.8)	$(411.1)	$50.4
Other comprehensive loss during the period, net of adjustments	(480.4)	—	43.6	(451.1)	(87.0)	(974.9)
Amounts reclassified from AOCI	9.7	19.1	(24.4)	—	47.9	52.3

Other comprehensive loss	(470.7)	19.1	19.2	(451.1)	(39.1)	(922.6)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(10.3)	—	(10.3)

Balances as of December 31, 2015	732.1	(86.0)	69.8	(1,148.2)	(450.2)	(882.5)
Other comprehensive income during the period, net of adjustments	54.7	(3.5)	37.8	63.7	13.4	166.1
Amounts reclassified from AOCI	44.4	—	(22.3)	—	28.4	50.5

Other comprehensive income	99.1	(3.5)	15.5	63.7	41.8	216.6
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(9.3)	—	(9.3)

Balances as of December 31, 2016	831.2	(89.5)	85.3	(1,093.8)	(408.4)	(675.2)
Other comprehensive income during the period, net of adjustments	595.2	—	(21.8)	174.7	20.2	768.3
Amounts reclassified from AOCI	44.3	31.2	(20.8)	0.6	17.1	72.4

Other comprehensive income	639.5	31.2	(42.6)	175.3	37.3	840.7

Balances as of December 31, 2017	$1,470.7	$(58.3)	$42.7	$(918.5)	$(371.1)	$165.5

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

13. Stockholders' Equity — (continued)

        Following is a reconciliation of the changes in the redeemable noncontrolling interest (in millions):

Balance as of January 1, 2015	$58.0
Net income attributable to redeemable noncontrolling interest	4.9
Contributions from redeemable noncontrolling interest	56.1
Distributions to redeemable noncontrolling interest	(15.1)
Purchase of subsidiary shares from redeemable noncontrolling interest	(6.0)
Change in redemption value of redeemable noncontrolling interest	6.6
Other comprehensive income attributable to redeemable noncontrolling interest	(18.8)

Balance as of December 31, 2015	85.7
Net income attributable to redeemable noncontrolling interest	16.8
Redeemable noncontrolling interest of newly consolidated entities (1)	179.5
Redeemable noncontrolling interest of deconsolidated entities (2)	(261.5)
Contributions from redeemable noncontrolling interest	135.1
Distributions to redeemable noncontrolling interest	(57.4)
Purchase of subsidiary shares from redeemable noncontrolling interest	(8.2)
Change in redemption value of redeemable noncontrolling interest	4.2
Other comprehensive income attributable to redeemable noncontrolling interest	3.3

Balance as of December 31, 2016	97.5
Net income attributable to redeemable noncontrolling interest	7.0
Redeemable noncontrolling interest of deconsolidated entities (2)	(61.1)
Contributions from redeemable noncontrolling interest	94.1
Distributions to redeemable noncontrolling interest	(39.0)
Purchase of subsidiary shares from redeemable noncontrolling interest	(4.4)
Change in redemption value of redeemable noncontrolling interest	5.9
Other comprehensive income attributable to redeemable noncontrolling interest	1.3

Balance as of December 31, 2017	$101.3

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

        Under Iowa law, Principal Life may pay stockholder dividends only from the earned surplus arising from its business and must receive the prior approval of the Commissioner of Insurance of the State of Iowa (the "Commissioner") to pay a stockholder dividend if such a stockholder dividend would exceed certain statutory limitations. In general, the current statutory limitation is the greater of 10% of Principal Life's policyholder surplus as of the preceding year-end or the net gain from operations from the previous calendar year. Based on this limitation and 2017 statutory results, Principal Life could pay approximately $1,122.4 million in ordinary stockholder dividends in 2018 without prior regulatory approval. However, because the dividend test is based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2018, some or all of such dividends may be extraordinary and require regulatory approval.

        On May 1, 2017, Principal Life sold its ownership interest in Principal Global Investors, LLC to Principal Life's direct parent, Principal Financial Services, Inc. in connection with a corporate reorganization designed to better utilize and allocate capital internally. Subsequent to the sale, Principal Life paid an extraordinary dividend of $1,068.4 million to its parent, which was approved by the Commissioner, primarily from proceeds received from the sale.

14. Fair Value Measurements

        We use fair value measurements to record fair value of certain assets and liabilities and to estimate fair value of financial instruments not recorded at fair value but required to be disclosed at fair value. Certain financial instruments,

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

14. Fair Value Measurements — (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

14. Fair Value Measurements — (continued)

        If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of December 31, 2017, less than 1% of our total fixed maturities were Level 3 securities valued using internal pricing models.

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

December 31, 2017

14. Fair Value Measurements — (continued)

collateral or variation margin equal to the difference in the daily market values of those contracts that eliminates the non-performance risk on these trades.

        Interest Rate Contracts.    For non-cleared contracts we use discounted cash flow valuation techniques to determine the fair value of interest rate swaps using observable swap curves as the inputs. These are reflected in Level 2. For centrally cleared contracts we use published prices from clearinghouses. These are reflected in Level 2. In addition, we have a limited number of complex inflation-linked interest rate swaps, interest rate options and swaptions that are valued using broker quotes. These are reflected in Level 3.

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

        Commercial mortgage loans of consolidated VIEs are valued using the more observable fair value of the liabilities of the CCFEs under the measurement alternative guidance and are reflected in Level 2. The liabilities are affiliated so are not reflected in our consolidated results.

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

December 31, 2017

14. Fair Value Measurements — (continued)

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

        As of December 31, 2016, obligations of consolidated VIEs for which the fair value option was elected were included in other liabilities. The VIEs' unaffiliated obligations were valued utilizing internal pricing models, which were reflected in Level 3.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

14. Fair Value Measurements — (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        Assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2017
	Assets/ (liabilities) measured at fair value	Amount measured at net asset value (5)	Fair value hierarchy level
			Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,351.7	$—	$896.8	$454.9	$—
Non-U.S. governments	901.5	—	2.9	891.2	7.4
States and political subdivisions	6,801.6	—	—	6,801.6	—
Corporate	37,033.1	—	20.7	36,884.4	128.0
Residential mortgage-backed securities	2,523.3	—	—	2,523.3	—
Commercial mortgage-backed securities	3,708.3	—	—	3,697.7	10.6
Collateralized debt obligations	1,359.3	—	—	1,234.3	125.0
Other debt obligations	5,709.6	—	—	5,707.3	2.3

Total fixed maturities, available-for-sale	59,388.4	—	920.4	58,194.7	273.3
Fixed maturities, trading	566.0	—	—	566.0	—
Equity securities, available-for-sale	96.0	—	47.4	45.9	2.7
Equity securities, trading	1,770.6	—	544.0	1,226.6	—
Derivative assets (1)	304.0	—	—	279.8	24.2
Other investments (2)	498.0	85.8	176.0	229.7	6.5
Cash equivalents (3)	1,793.3	—	46.8	1,746.5	—

Sub-total excluding separate account assets	64,416.3	85.8	1,734.6	62,289.2	306.7
Separate account assets	159,272.7	120.4	90,090.6	61,410.3	7,651.4

Total assets	$223,689.0	$206.2	$91,825.2	$123,699.5	$7,958.1

Liabilities
Investment contracts (4)	$(160.3)	$—	$—	$—	$(160.3)
Derivative liabilities (1)	(274.7)	—	—	(268.6)	(6.1)
Other liabilities (4)	(253.4)	—	—	(253.4)	—

Total liabilities	$(688.4)	$—	$—	$(522.0)	$(166.4)

Net assets	$223,000.6	$206.2	$91,825.2	$123,177.5	$7,791.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

14. Fair Value Measurements — (continued)

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

(5)
Certain investments are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy. Other investments using the NAV practical expedient consist of certain fund interests that are restricted until maturity with unfunded commitments totaling $46.1 million and $57.6 million as of December 31, 2017 and December 31, 2016, respectively. Separate account assets using the NAV practical expedient consist of hedge funds with varying investment strategies that also have a variety of redemption terms and conditions. We do not have unfunded commitments associated with these hedge funds.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

14. Fair Value Measurements — (continued)

Changes in Level 3 Fair Value Measurements

        The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows:

	For the year ended December 31, 2017
		Total realized/unrealized gains (losses)						Changes in unrealized gains (losses) included in net income relating to positions still held (1)
	Beginning asset/ (liability) balance as of December 31, 2016						Ending asset/ (liability) balance as of December 31, 2017
				Net purchases, sales, issuances and settlements (4)
		Included in net income (1)	Included in other comprehensive income (3)		Transfers into Level 3	Transfers out of Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$62.1	$(0.2)	$(0.3)	$(19.0)	$—	$(35.2)	$7.4	$(0.3)
Corporate	259.1	(2.3)	3.5	(29.2)	22.2	(125.3)	128.0	(0.8)
Commercial mortgage-backed securities	71.1	(12.7)	11.1	(0.7)	26.3	(84.5)	10.6	(4.0)
Collateralized debt obligations	33.6	—	1.7	7.3	183.7	(101.3)	125.0	—
Other debt obligations	91.5	—	(0.2)	(0.8)	0.1	(88.3)	2.3	—

Total fixed maturities, available-for-sale	517.4	(15.2)	15.8	(42.4)	232.3	(434.6)	273.3	(5.1)
Fixed maturities, trading	92.9	(2.4)	—	(92.4)	1.9	—	—	—
Equity securities, available-for-sale	2.7	—	—	—	—	—	2.7	—
Equity securities, trading	—	—	—	(0.7)	0.7	—	—	—
Derivative assets	33.9	(12.8)	—	3.1	—	—	24.2	(9.0)
Other investments	36.9	3.9	—	(34.3)	—	—	6.5	3.8
Separate account assets (2)	7,354.8	798.1	(1.1)	(464.8)	3.1	(38.7)	7,651.4	696.0
Liabilities
Investment contracts	(176.5)	8.4	0.4	7.4	—	—	(160.3)	5.7
Derivative liabilities	(22.6)	15.9	—	0.6	—	—	(6.1)	13.9
Other liabilities	(59.9)	(0.1)	—	60.0	—	—	—	—

	For the year ended December 31, 2016
		Total realized/unrealized gains (losses)						Changes in unrealized gains (losses) included in net income relating to positions still held (1)
	Beginning asset/ (liability) balance as of December 31, 2015						Ending asset/ (liability) balance as of December 31, 2016
				Net purchases, sales, issuances and settlements (4)
		Included in net income (1)	Included in other comprehensive income (3)		Transfers into Level 3	Transfers out of Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$79.1	$(0.3)	$1.4	$14.5	$—	$(32.6)	$62.1	$(0.3)
Corporate	223.9	(2.2)	(3.2)	26.6	15.7	(1.7)	259.1	(2.2)
Commercial mortgage-backed securities	4.8	(8.3)	8.8	32.7	35.4	(2.3)	71.1	(8.3)
Collateralized debt obligations	63.5	—	0.8	(30.7)	—	—	33.6	—
Other debt obligations	7.5	—	0.5	100.1	—	(16.6)	91.5	—

Total fixed maturities, available-for-sale	378.8	(10.8)	8.3	143.2	51.1	(53.2)	517.4	(10.8)
Fixed maturities, trading	135.5	0.5	—	(43.1)	—	—	92.9	0.1
Equity securities, available-for-sale	4.1	(1.3)	(0.1)	—	—	—	2.7	(1.4)
Derivative assets	47.2	(15.1)	—	1.8	—	—	33.9	(12.8)
Other investments	35.1	1.5	—	0.3	—	—	36.9	1.5
Separate account assets (2)	7,013.9	718.9	—	(382.5)	5.3	(0.8)	7,354.8	669.7
Liabilities
Investment contracts	(177.4)	(5.9)	—	6.8	—	—	(176.5)	(12.6)
Derivative liabilities	(50.5)	26.4	0.5	1.0	—	—	(22.6)	23.2
Other liabilities	(68.1)	(9.2)	—	17.4	—	—	(59.9)	(7.5)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

14. Fair Value Measurements — (continued)

	For the year ended December 31, 2015
								Changes in unrealized gains (losses) included in net income relating to positions still held (1)
		Total realized/unrealized gains (losses)
	Beginning asset/ (liability) balance as of December 31, 2014						Ending asset/ (liability) balance as of December 31, 2015
				Net purchases, sales, issuances and settlements (4)
		Included in net income (1)	Included in other comprehensive income (3)		Transfers into Level 3	Transfers out of Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$38.7	$(0.2)	$(0.4)	$41.0	$—	$—	$79.1	$(0.2)
Corporate	245.6	(0.3)	(4.4)	27.7	42.8	(87.5)	223.9	(0.4)
Commercial mortgage-backed securities	—	0.1	—	12.3	—	(7.6)	4.8	—
Collateralized debt obligations	64.2	—	(0.1)	(0.6)	—	—	63.5	—
Other debt obligations	63.7	—	0.8	7.0	—	(64.0)	7.5	—

Total fixed maturities, available-for-sale	412.2	(0.4)	(4.1)	87.4	42.8	(159.1)	378.8	(0.6)
Fixed maturities, trading	139.7	(4.0)	—	(0.2)	—	—	135.5	(4.2)
Equity securities, available-for-sale	4.1	—	—	—	—	—	4.1	—
Derivative assets	53.7	(8.7)	—	2.2	—	—	47.2	(8.5)
Other investments	127.2	7.3	—	(64.4)	—	(35.0)	35.1	7.2
Separate account assets (2)	5,891.4	1,054.8	—	59.5	8.5	(0.3)	7,013.9	850.3
Liabilities
Investment contracts	(176.4)	(13.4)	—	12.4	—	—	(177.4)	(17.8)
Derivative liabilities	(35.5)	(17.4)	2.2	0.2	—	—	(50.5)	(18.0)
Other liabilities	(66.3)	(1.8)	—	—	—	—	(68.1)	(1.9)

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

(4)
Gross purchases, sales, issuances and settlements were:

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

14. Fair Value Measurements — (continued)

	For the year ended December 31, 2017
	Purchases	Sales	Issuances	Settlements	Net purchases, sales, issuances and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$67.4	$(85.0)	$—	$(1.4)	$(19.0)
Corporate	112.3	(89.4)	—	(52.1)	(29.2)
Commercial mortgage-backed securities	—	—	—	(0.7)	(0.7)
Collateralized debt obligations	22.9	—	—	(15.6)	7.3
Other debt obligations	—	—	—	(0.8)	(0.8)

Total fixed maturities, available-for-sale	202.6	(174.4)	—	(70.6)	(42.4)
Fixed maturities, trading	—	—	—	(92.4)	(92.4)
Equity securities, trading	—	—	—	(0.7)	(0.7)
Derivative assets	2.7	0.4	—	—	3.1
Other investments	2.4	(36.7)	—	—	(34.3)
Separate account assets (5)	401.4	(651.4)	(284.6)	69.8	(464.8)
Liabilities
Investment contracts	—	—	(0.2)	7.6	7.4
Derivative liabilities	(1.2)	1.8	—	—	0.6
Other liabilities	—	—	—	60.0	60.0

	For the year ended December 31, 2016
	Purchases	Sales	Issuances	Settlements	Net purchases, sales, issuances and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$19.3	$(3.4)	$—	$(1.4)	$14.5
Corporate	66.0	(13.7)	—	(25.7)	26.6
Commercial mortgage-backed securities	35.7	—	—	(3.0)	32.7
Collateralized debt obligations	—	—	—	(30.7)	(30.7)
Other debt obligations	105.0	(2.3)	—	(2.6)	100.1

Total fixed maturities, available-for-sale	226.0	(19.4)	—	(63.4)	143.2
Fixed maturities, trading	—	(18.0)	—	(25.1)	(43.1)
Derivative assets	0.5	1.3	—	—	1.8
Other investments	0.7	(0.4)	—	—	0.3
Separate account assets (5)	528.0	(654.5)	(345.4)	89.4	(382.5)
Liabilities
Investment contracts	—	—	1.8	5.0	6.8
Derivative liabilities	—	1.0	—	—	1.0
Other liabilities	—	17.4	—	—	17.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

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

Transfers

        Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels were as follows:

	For the year ended December 31, 2017
	Transfers out of Level 1 into Level 2	Transfers out of Level 1 into Level 3	Transfers out of Level 2 into Level 1	Transfers out of Level 2 into Level 3	Transfers out of Level 3 into Level 1	Transfers out of Level 3 into Level 2
	(in millions)
Assets
Fixed maturities, available-for- sale:
Non-U.S. governments	$—	$—	$—	$—	$—	$35.2
Corporate	—	—	—	22.2	—	125.3
Commercial mortgage-backed securities	—	—	—	26.3	—	84.5
Collateralized debt obligations	—	—	—	183.7	—	101.3
Other debt obligations	—	—	—	0.1	—	88.3

Total fixed maturities, available-for-sale	—	—	—	232.3	—	434.6
Fixed maturities, trading	—	—	—	1.9	—	—
Equity securities, trading	—	—	—	0.7	—	—
Separate account assets	12.5	—	5.9	3.1	—	38.7

	For the year ended December 31, 2016
	Transfers out of Level 1 into Level 2	Transfers out of Level 1 into Level 3	Transfers out of Level 2 into Level 1	Transfers out of Level 2 into Level 3	Transfers out of Level 3 into Level 1	Transfers out of Level 3 into Level 2
	(in millions)
Assets
Fixed maturities, available-for- sale:
Non-U.S. governments	$—	$—	$—	$—	$—	$32.6
Corporate	—	—	—	15.7	—	1.7
Commercial mortgage-backed securities	—	—	—	35.4	—	2.3
Other debt obligations	—	—	—	—	—	16.6

Total fixed maturities, available-for-sale	—	—	—	51.1	—	53.2
Separate account assets	45.4	—	4.9	5.3	—	0.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

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

        Separate account assets transferred between Level 1 and Level 2 during 2017, 2016 and 2015, primarily related to foreign equity securities. When these securities are valued at the close price of the local exchange where the assets traded, they are reflected in Level 1. When events materially affecting the value occur between the close of the local exchange and the New York Stock Exchange, we use adjusted prices determined by a third party pricing vendor to update the foreign market closing prices and the fair value is reflected in Level 2.

        Other investments transferred from Level 2 into Level 1 during 2015, primarily included assets valued using a NAV with a quoted price in an active market for identical assets as a result of additional analysis to clarify the source of the quoted price.

        Assets transferred into Level 3 during 2017, 2016 and 2015, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations.

        Assets transferred out of Level 3 during 2017, 2016 and 2015, included those for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information. Additionally, for the year ended December 31, 2015, assets transferred out of Level 3 included assets valued using the measurement alternative for CCFEs for which the corresponding liabilities have the more observable fair value and are reflected in Level 2.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

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

	December 31, 2017
	Assets / (liabilities) measured at fair value	Valuation technique(s)	Unobservable input description	Input/range of inputs	Weighted average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$6.1	Discounted cash flow	Discount rate (1)	2.7%	2.7%
			Illiquidity premium	50 basis points ("bps")	50bps
			Comparability adjustment	(25)bps	(25)bps
Corporate	51.0	Discounted cash flow	Discount rate (1)	1.9% - 7.5%	4.6%
			Illiquidity premium	0bps - 60bps	21bps
Commercial mortgage-backed securities	0.5	Discounted cash flow	Discount rate (1) Probability of default	6.0% 85.0%	6.0% 85.0%
			Potential loss severity	32.0%	32.0%
Other debt obligations	2.3	Discounted cash flow	Discount rate (1)	5.0%	5.0%
			Illiquidity premium	500bps	500bps
Separate account assets	7,484.6	Discounted cash flow — mortgage loans	Discount rate (1)	2.3% - 8.0%	4.8%
			Illiquidity premium	0bps - 60bps	17bps
			Credit spread rate	62bps - 690bps	293bps
		Discounted cash flow — real estate	Discount rate (1)	5.8% - 17.2%	6.9%
			Terminal capitalization rate	4.3% - 9.3%	6.1%
			Average market rent growth rate	0.5% - 4.7%	2.9%
		Discounted cash flow — real estate debt	Loan to value	12.1% - 71.4%	45.8%
			Market interest rate	3.1% - 4.5%	3.8%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

14. Fair Value Measurements — (continued)

December 31, 2017
	Assets / (liabilities) measured at fair value	Valuation technique(s)	Unobservable input description	Input/range of inputs	Weighted average
(in millions)
Liabilities
Investment contracts	(160.3)	Discounted cash flow	Long duration interest rate	2.5% - 2.7% (2)
			Long-term equity market volatility	18.7% - 41.1%
			Non-performance risk	0.2% - 1.2%
			Utilization rate	See note (3)
			Lapse rate	1.3% - 16.0%
			Mortality rate	See note (4)

	December 31, 2016
	Assets / (liabilities) measured at fair value	Valuation technique(s)	Unobservable input description	Input/range of inputs	Weighted average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$7.6	Discounted cash flow	Discount rate (1)	2.3%	2.3%
			Illiquidity premium	50bps	50bps
			Comparability adjustment	(25)bps	(25)bps
Corporate	49.8	Discounted cash flow	Discount rate (1)	1.5% - 7.6%	4.0%
			Illiquidity premium	0bps - 60bps	27bps
			Comparability adjustment	0bps - 20bps	6bps
Commercial mortgage-backed securities	49.3	Discounted cash flow	Discount rate (1) Probability of default	3.1% - 12.8% 0.0% - 10.0%	10.2% 7.8%
			Potential loss severity	0.0% - 99.5%	39.5%
Collateralized debt obligations	0.2	Discounted cash flow	Discount rate (1) Probability of default	95.1% 100.0%	95.1% 100.0%
			Potential loss severity	91.2%	91.2%
Other debt obligations	6.8	Discounted cash flow	Discount rate (1)	5.0%	5.0%
			Illiquidity premium	500bps	500bps
Fixed maturities, trading	10.5	Discounted cash flow	Discount rate (1)	2.3% - 9.0%	2.7%
			Illiquidity premium	0bps - 300bps	240bps
Other investments	36.9	Discounted cash flow — equity method real estate investments	Discount rate (1) Terminal capitalization rate Average market rent growth rate	7.6% 6.8% 2.9%	7.6% 6.8% 2.9%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

14. Fair Value Measurements — (continued)

	December 31, 2016
	Assets / (liabilities) measured at fair value	Valuation technique(s)	Unobservable input description	Input/range of inputs	Weighted average
	(in millions)
		Discounted cash flow — equity method real estate investments — debt	Loan to value	52.5%	52.5%
			Credit spread rate	2.1%	2.1%
Separate account assets	7,225.4	Discounted cash flow — mortgage loans	Discount rate (1)	1.4% - 5.3%	3.7%
			Illiquidity premium	0bps - 60bps	13bps
			Credit spread rate	83bps - 472bps	227bps
		Discounted cash flow — real estate	Discount rate (1)	5.8% - 16.2%	7.0%
			Terminal capitalization rate	4.3% - 9.3%	6.1%
			Average market rent growth rate	1.8% - 4.3%	2.9%
		Discounted cash flow — real estate debt	Loan to value	6.3% - 69.7%	47.0%
			Market interest rate	3.3% - 4.6%	3.9%
Liabilities
Investment contracts	(176.5)	Discounted cash flow	Long duration interest rate	2.6% - 2.7% (2)
			Long-term equity market volatility	16.0% - 45.9%
			Non-performance risk	0.3% - 1.7%
			Utilization rate	See note (3)
			Lapse rate	0.5% - 14.1%
			Mortality rate	See note (4)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

14. Fair Value Measurements — (continued)

Increases or decreases in market volatilities could cause significant decreases or increases, respectively, in the fair value of embedded derivatives in investment contracts. Long duration interest rates are used as the mean return when projecting the growth in the value of associated account value and impact the discount rate used in the discounted future cash flows valuation. The amount of claims will increase if account value is not sufficient to cover guaranteed withdrawals. Increases or decreases in risk-free rates could cause the fair value of the embedded derivative to significantly increase or decrease, respectively. Increases or decreases in our own credit risks, which impact the rates used to discount future cash flows, could significantly increase or decrease, respectively, the fair value of the embedded derivative. All of these changes in fair value would impact net income.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        Certain assets are measured at fair value on a nonrecurring basis. During 2017, certain mortgage loans had been marked to fair value of $0.9 million. The net impact of write-downs of loans reclassified to held-for-sale, impairments and improvements in estimated fair value of previously impaired loans resulted in a net loss of $0.3 million that was recorded in net realized capital gains (losses) as part of the mortgage loan valuation allowance. This includes the impact of certain loans no longer on our books. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve significant unobservable inputs.

        During 2017, certain real estate had been written down to fair value of $2.1 million. This write down resulted in a loss of $1.1 million that was recorded in net realized capital gains (losses). This is a Level 3 fair value measurement, as the fair value of real estate is estimated based on a discounted cash flow valuation from an internal model. Significant inputs used in the discounted cash flow calculation include a discount rate, terminal capitalization rate and average market rent growth. The ranges of inputs used in the fair value measurements for the real estate marked to fair value during 2017 were:

  Discount rate = 11.5%
  Terminal capitalization rate = 9.0%

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

December 31, 2017

14. Fair Value Measurements — (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

14. Fair Value Measurements — (continued)

        The following tables present information regarding the assets and liabilities for which the fair value option was elected.

	December 31, 2017	December 31, 2016
	(in millions)
Commercial mortgage loans of consolidated VIEs (1) (2)
Fair value	$9.3	$12.4
Aggregate contractual principal	9.2	12.0
Obligations of consolidated VIEs (3)
Fair value	—	59.9
Aggregate unpaid principal	—	60.0
Real estate ventures (1)
Fair value	6.5	36.9
Investment funds (1)
Fair value	45.2	36.9

(1)
Reported with other investments in the consolidated statements of financial position.

(2)
None of the loans were more than 90 days past due or in non-accrual status.

(3)
Reported with other liabilities in the consolidated statements of financial position.

	For the year ended December 31,
	2017	2016	2015
Commercial mortgage loans of consolidated VIEs
Change in fair value pre-tax loss (1) (2)	$(0.4)	$(0.1)	$(2.0)
Interest income (3)	0.9	1.2	3.6
Obligations of consolidated VIEs
Change in fair value pre-tax loss — instrument specific credit risk (2) (4)	(0.1)	(9.8)	(1.9)
Change in fair value pre-tax loss (2)	(0.1)	(9.8)	(2.1)
Interest expense (5)	0.3	1.1	1.1
Real estate ventures
Change in fair value pre-tax gain (6)	3.8	1.5	7.2
Investment funds
Change in fair value pre-tax gain (6) (7)	1.7	2.8	—
Dividend income (6)	1.9	0.3	—

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

December 31, 2017

14. Fair Value Measurements — (continued)

Financial Instruments Not Reported at Fair Value

        The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	December 31, 2017
			Fair value hierarchy level
	Carrying amount
		Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$14,150.5	$14,443.2	$—	$—	$14,443.2
Policy loans	808.3	998.4	—	—	998.4
Other investments	236.8	234.0	—	159.4	74.6
Cash and cash equivalents	677.5	677.5	659.9	17.6	—
Investment contracts	(31,003.0)	(30,468.8)	—	(4,736.1)	(25,732.7)
Short-term debt	(39.5)	(39.5)	—	(39.5)	—
Long-term debt	(3,178.4)	(3,442.5)	—	(3,393.5)	(49.0)
Separate account liabilities	(145,552.5)	(144,300.5)	—	—	(144,300.5)
Bank deposits	(2,336.4)	(2,328.9)	(1,780.3)	(548.6)	—
Cash collateral payable	(125.8)	(125.8)	(125.8)	—	—

	December 31, 2016
			Fair value hierarchy level
	Carrying amount
		Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$13,230.2	$13,453.2	$—	$—	$13,453.2
Policy loans	823.8	1,011.0	—	—	1,011.0
Other investments	230.3	236.8	—	157.7	79.1
Cash and cash equivalents	772.5	772.5	731.4	41.1	—
Investment contracts	(31,089.4)	(30,622.6)	—	(5,400.8)	(25,221.8)
Short-term debt	(51.4)	(51.4)	—	(51.4)	—
Long-term debt	(3,125.7)	(3,242.0)	—	(3,242.0)	—
Separate account liabilities	(127,452.1)	(126,282.0)	—	—	(126,282.0)
Bank deposits	(2,199.8)	(2,204.1)	(1,585.1)	(619.0)	—
Cash collateral payable	(575.7)	(575.7)	(575.7)	—	—

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

December 31, 2017

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

December 31, 2017

15. Statutory Insurance Financial Information

        Principal Life, the largest indirect subsidiary of PFG, prepares statutory financial statements in accordance with the accounting practices prescribed or permitted by the Insurance Division of the Department of Commerce of the State of Iowa (the "State of Iowa"). The State of Iowa recognizes only statutory accounting practices prescribed or permitted by the State of Iowa for determining and reporting the financial condition and results of operations of an insurance company to determine its solvency under the Iowa Insurance Law. The National Association of Insurance Commissioners' ("NAIC") Accounting Practices and Procedures Manual has been adopted as a component of prescribed practices by the State of Iowa. The Commissioner has the right to permit other specific practices that deviate from prescribed practices. For the years ended, December 31, 2017, 2016 and 2015, Principal Life's use of prescribed statutory accounting practices resulted in higher (lower) statutory net income of $12.2 million, $3.8 million and $(2.1) million, respectively, relative to the accounting practices and procedures of the NAIC due to its accounting for derivatives that hedge some of its equity indexed products. In addition, as of December 31, 2017 and 2016, Principal Life's permitted statutory accounting practice relating to variable annuities with a guaranteed living benefit rider resulted in lower statutory surplus of $123.9 million and $180.5 million, respectively, relative to carrying certain interest rate swaps at book value rather than fair value, as if they received hedge accounting treatment for statutory. Statutory accounting practices differ from U.S. GAAP primarily due to charging policy acquisition costs to expense as incurred, establishing reserves using different actuarial assumptions, valuing investments on a different basis and not admitting certain assets, including certain net deferred income tax assets.

        Principal Life cedes certain term and universal life insurance statutory reserves to our affiliated reinsurance subsidiaries on a funds withheld coinsurance basis. The reserves are secured by cash, invested assets and financing provided by highly rated third parties. As of December 31, 2017 and 2016, our affiliated reinsurance subsidiaries assumed statutory reserves of $5,977.3 million and $4,734.0 million from Principal Life, respectively. In the states of Vermont and Delaware, the affiliated reinsurers had permitted and prescribed practices allowing for the admissibility of certain assets backing these reserves. As of December 31, 2017 and 2016, assets admitted under these practices totaled $2,417.7 million and $1,809.0 million, respectively.

        Life and health insurance companies are subject to certain risk-based capital ("RBC") requirements as specified by the NAIC. Under those requirements, the amount of capital and surplus maintained by a life and health insurance company is to be determined based on the various risk factors related to it. As of December 31, 2017, Principal Life met the minimum RBC requirements.

        Statutory net income and statutory capital and surplus of Principal Life were as follows:

	As of or for the year ended December 31,
	2017	2016	2015
	(in millions)
Statutory net income	$1,976.7	$996.7	$948.6
Statutory capital and surplus	4,946.8	4,643.8	4,496.7

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

        The U.S. Insurance Solutions segment provides specialty benefits insurance, which consists of group dental and vision insurance, individual and group disability insurance, critical illness, group life insurance and non-medical

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

16. Segment Information — (continued)

fee-for-service claims administration, and individual life insurance, which provides solutions for the business market as well as our retail customers throughout the United States.

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

        Management uses segment pre-tax operating earnings in evaluating performance, which is consistent with the financial results provided to and discussed with securities analysts. We determine segment pre-tax operating earnings by adjusting U.S. GAAP income before income taxes for pre-tax net realized capital gains (losses), as adjusted, pre-tax other adjustments that management believes are not indicative of overall operating trends and certain adjustments related to equity method investments and noncontrolling interest. Pre-tax net realized capital gains (losses), as adjusted, are net of related changes in the amortization pattern of DAC and related actuarial balances, recognition of deferred front-end fee revenues for sales charges on retirement and life insurance products and services, amortization of hedge accounting book value adjustments for certain discontinued hedges, net realized capital gains and losses distributed, certain adjustments related to equity method investments, certain adjustments related to sponsored investment funds and certain market value adjustments to fee revenues. Pre-tax net realized capital gains (losses), as adjusted, exclude periodic settlements and accruals on derivative instruments not designated as hedging instruments and exclude certain market value adjustments of embedded derivatives and realized capital gains (losses) associated with our exited group medical insurance business. Segment operating revenues exclude net realized capital gains (losses) (except periodic settlements and accruals on derivatives not designated as hedging instruments), including their impact on recognition of front-end fee revenues, certain market value adjustments to fee revenues, certain adjustments related to equity method investments, certain adjustments related to sponsored investment funds and amortization of hedge accounting book value adjustments for certain discontinued hedges; certain adjustments related to equity method investments, pre-tax other adjustments management believes are not indicative of overall operating trends and revenue from our exited group medical insurance business. While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of pre-tax operating earnings enhances the understanding of our results of operations by highlighting pre-tax earnings attributable to the normal, ongoing operations of the business.

        The accounting policies of the segments are consistent with the accounting policies for the consolidated financial statements, with the exception of: (1) pension and OPEB cost allocations and (2) income tax allocations. For purposes of determining pre-tax operating earnings, the segments are allocated the service component of pension and other postretirement benefit costs. The Corporate segment reflects the non-service components of pension and other postretirement benefit costs as assumptions are established and funding decisions are managed from a company-wide perspective. The Corporate segment functions to absorb the risk inherent in interpreting and applying tax law. For purposes of determining non-GAAP operating earnings, the segments are allocated tax adjustments consistent with the positions we took on tax returns. The Corporate segment results reflect any differences between the tax returns and the estimated resolution of any disputes.

        The following tables summarize select financial information by segment, including operating revenues for our products and services, and reconcile segment totals to those reported in the consolidated financial statements:

	December 31, 2017	December 31, 2016
	(in millions)
Assets:
Retirement and Income Solutions	$169,757.8	$152,721.7
Principal Global Investors	2,322.9	1,952.1
Principal International	51,684.0	45,118.3
U.S. Insurance Solutions	25,092.9	23,144.2
Corporate	5,083.6	5,078.0

Total consolidated assets	$253,941.2	$228,014.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

16. Segment Information — (continued)

	For the year ended December 31,
	2017	2016	2015
	(in millions)
Operating revenues by segment:
Retirement and Income Solutions:
Retirement and Income Solutions — Fee	$1,821.0	$1,743.2	$1,774.0
Retirement and Income Solutions — Spread	5,344.6	4,407.5	4,392.9

Total Retirement and Income Solutions (1)	7,165.6	6,150.7	6,166.9
Principal Global Investors (2)	1,444.4	1,387.1	1,343.5
Principal International	1,251.5	1,252.0	1,220.6
U.S. Insurance Solutions:
Specialty benefits insurance	2,171.8	2,011.4	1,868.1
Individual life insurance	1,731.0	1,626.1	1,572.7
Eliminations	(0.2)	(0.2)	(0.2)

Total U.S. Insurance Solutions	3,902.6	3,637.3	3,440.6
Corporate	(60.8)	(46.3)	(50.5)

Total segment operating revenues	13,703.3	12,380.8	12,121.1
Net realized capital gains (losses), net of related revenue adjustments	472.2	80.9	(162.7)
Adjustments related to equity method investments	(82.3)	(67.6)	(55.5)
Other income on a tax indemnification	—	—	60.2
Exited group medical insurance business	—	—	1.3

Total revenues per consolidated statements of operations	$14,093.2	$12,394.1	$11,964.4

Pre-tax operating earnings (losses) by segment:
Retirement and Income Solutions	$899.8	$794.5	$740.1
Principal Global Investors	469.7	443.8	388.5
Principal International	330.0	288.1	271.3
U.S. Insurance Solutions	384.7	361.2	429.5
Corporate	(210.5)	(218.9)	(192.3)

Total segment pre-tax operating earnings	1,873.7	1,668.7	1,637.1
Pre-tax net realized capital gains (losses), as adjusted (3)	520.3	46.3	(170.7)
Pre-tax other adjustments (4)	(70.0)	(86.4)	11.7
Adjustments related to equity method investments and noncontrolling interest	(71.8)	(36.9)	(47.3)

Income before income taxes per consolidated statements of operations	$2,252.2	$1,591.7	$1,430.8

(1)
Reflects inter-segment revenues of $402.8 million, $373.3 million and $424.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)
Reflects inter-segment revenues of $250.9 million, $235.7 million and $220.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

16. Segment Information — (continued)

(3)
Pre-tax net realized capital gains (losses), as adjusted, is derived as follows:

	For the year ended December 31,
	2017	2016	2015
	(in millions)
Net realized capital gains (losses)	$524.2	$171.1	$(51.1)
Derivative and hedging-related adjustments	(59.4)	(94.1)	(111.7)
Market value adjustments to fee revenues	(0.1)	(2.5)	(1.1)
Adjustments related to equity method investments	1.4	0.1	—
Adjustments related to sponsored investment funds	6.3	6.1	1.3
Recognition of front-end fee revenue	(0.2)	0.2	(0.1)

Net realized capital gains (losses), net of related revenue adjustments	472.2	80.9	(162.7)
Amortization of deferred acquisition costs and other actuarial balances	55.0	(77.4)	(14.0)
Capital (gains) losses distributed	(55.0)	(7.2)	6.2
Market value adjustments of embedded derivatives	48.1	50.0	(0.2)

Pre-tax net realized capital gains (losses), as adjusted (a)	$520.3	$46.3	$(170.7)

(a)
As adjusted before noncontrolling interest capital gains (losses) and net realized capital gains (losses) associated with exited group medical insurance business.
(4)
For the year ended December 31, 2017, pre-tax other adjustments included the negative effect of a contribution to The Principal Financial Group Foundation, Inc.

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

        The following is a summary of income tax expense (benefit) allocated to our segments for purposes of determining non-GAAP operating earnings. Segment income taxes are reconciled to income taxes reported on our consolidated statements of operations.

	For the year ended December 31,
	2017	2016	2015
	(in millions)
Income tax expense (benefit) by segment:
Retirement and Income Solutions	$109.5	$98.6	$76.1
Principal Global Investors	181.9	166.8	148.4
Principal International	81.8	62.7	51.5
U.S. Insurance Solutions	124.2	118.8	143.1
Corporate	(102.3)	(109.3)	(77.2)

Total segment income taxes from operating earnings	395.1	337.6	341.9
Tax expense (benefit) related to net realized capital losses, as adjusted	209.1	(6.6)	(45.6)
Tax benefit related to other after-tax adjustments (1)	(594.5)	(34.4)	(63.2)
Certain adjustments related to equity method investments and noncontrolling interest	(82.0)	(66.7)	(55.5)

Total income taxes per consolidated statements of operations	$(72.3)	$229.9	$177.6

(1)
The 2017 tax benefit includes $568.3 million associated with the U.S. tax reform.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

16. Segment Information — (continued)

        The following is a summary of depreciation and amortization expense allocated to our segments for purposes of determining pre-tax operating earnings. Segment depreciation and amortization is reconciled to depreciation and amortization included in operating expenses in our consolidated statements of operations.

	For the year ended December 31,
	2017	2016	2015
	(in millions)
Depreciation and amortization expense by segment:
Retirement and Income Solutions	$30.6	$30.4	$28.3
Principal Global Investors	19.8	18.8	16.5
Principal International	53.1	50.1	69.3
U.S. Insurance Solutions	28.1	26.8	23.1
Corporate	8.2	7.4	6.5

Total depreciation and amortization expense included in our consolidated statements of operations	$139.8	$133.5	$143.7

17. Stock-Based Compensation Plans

        As of December 31, 2017, we had the 2014 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan and the Directors Stock Plan ("Stock-Based Compensation Plans"). As of May 20, 2014, no new grants will be made under the Amended and Restated 2010 Stock Incentive Plan or the 2005 Directors Stock Plan. No grants have been made under the Stock Incentive Plan or the Directors Stock Plan since at least 2005. Under the terms of the 2014 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. The 2014 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock or performance units under any plans.

        As of December 31, 2017, the maximum number of new shares of common stock available for grant under the 2014 Stock Incentive Plan and the 2014 Directors Stock Plan was 9.2 million.

        For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against net income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the year ended December 31,
	2017	2016	2015
	(in millions)
Compensation cost	$80.6	$73.8	$69.7
Related income tax benefit	27.1	21.5	22.5
Capitalized as part of an asset	2.5	2.8	2.2

Nonqualified Stock Options

        Nonqualified stock options were granted to certain employees under the 2014 Stock Incentive Plan, the Amended and Restated 2010 Stock Incentive Plan and the Stock Incentive Plan. Options outstanding were granted at an exercise price equal to the fair market value of our common stock on the date of grant, and expire ten years after the grant date. These options have graded vesting over a three-year period, except in the case of specific types of terminations. Total options granted were 0.7 million, 1.1 million and 0.6 million during 2017, 2016 and 2015, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

17. Stock-Based Compensation Plans — (continued)

        The following is a summary of the status of all of our stock option plans:

	Number of options	Weighted- average exercise price	Intrinsic value
	(in millions)		(in millions)
Options outstanding as of January 1, 2017	7.5	$44.61
Granted	0.7	62.78
Exercised	2.9	46.07
Expired	1.0	62.59

Options outstanding as of December 31, 2017	4.3	$42.65	$120.3

Options vested or expected to vest as of December 31, 2017	4.3	$42.62	$120.1

Options exercisable as of December 31, 2017	2.7	$38.74	$88.1

        The total intrinsic value of stock options exercised was $53.0 million, $25.7 million and $17.4 million during 2017, 2016, and 2015, respectively.

        The following is a summary of weighted-average remaining contractual lives for stock options outstanding and the range of exercise prices on the stock options as of December 31, 2017:

Range of exercise prices	Number of options outstanding	Weighted- average remaining contractual life
	(in millions)
$11.07 - $21.69	0.1	1.2
$21.70 - $32.32	1.0	4.6
$32.33 - $42.95	1.2	7.5
$42.96 - $53.58	1.0	6.7
$53.59 - $64.22	1.0	6.7

$11.07 - $64.22	4.3	6.3

        The weighted-average remaining contractual lives for stock options exercisable is approximately 5.0 years as of December 31, 2017.

        The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during the period:

	For the year ended December 31,
Options	2017	2016	2015
Expected volatility	27.6%	31.7%	52.2%
Expected term (in years)	7.0	6.5	6.5
Risk-free interest rate	2.2%	1.5%	1.8%
Expected dividend yield	2.87%	4.07%	2.81%
Weighted average estimated fair value	$15.31	$8.91	$20.43

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

        As of December 31, 2017, we had $2.8 million of total unrecognized compensation costs related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.3 years.

        Cash received from stock options exercised under these share-based payment arrangements during 2017, 2016 and 2015 was $133.9 million, $15.3 million and $52.7 million, respectively. The actual tax benefits realized for the tax

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

17. Stock-Based Compensation Plans — (continued)

deductions for options exercised under these share-based payment arrangements during 2017, 2016 and 2015 was $18.1 million, $9.0 million and $6.0 million, respectively.

Performance Share Awards

        We granted performance share awards to certain employees under the 2014 Stock Incentive Plan and the Amended and Restated 2010 Stock Incentive Plan. The performance share awards are treated as an equity award and are paid in shares. Whether the performance shares are earned depends upon the participant's continued employment through the performance period (except in the case of specific types of terminations) and our performance against three-year goals set at the beginning of the performance period. Performance goals based on various factors must be achieved for any of the performance shares to be earned. If the performance requirements are not met, the performance shares will be forfeited, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. These awards have no maximum contractual term. Dividend equivalents are credited on performance shares outstanding as of the record date. These dividend equivalents are only paid on the shares released. Total performance share awards granted were 0.2 million, 0.3 million and 0.3 million in 2017, 2016 and 2015, respectively.

        The following is a summary of activity for the nonvested performance share awards:

	Number of performance share awards	Weighted- average grant-date fair value
	(in millions)
Nonvested performance share awards as of January 1, 2017	0.9	$44.23
Granted	0.2	62.98
Vested	0.3	44.88

Nonvested performance share awards as of December 31, 2017	0.8	$48.82

        The total intrinsic value of performance share awards vested was $15.9 million, $18.1 million and $20.1 million during 2017, 2016 and 2015, respectively.

        Performance share awards above represent initial target awards and do not reflect potential increases or decreases resulting from the final performance objectives to be determined at the end of the respective performance period. The actual number of shares to be awarded at the end of each performance period will range between 0% and 150% of the initial target awards.

        The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant-date fair value of performance share awards granted during 2017, 2016 and 2015 was $62.98, $37.38 and $51.33, respectively.

        As of December 31, 2017, we had $4.2 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.2 years.

        Actual tax benefits realized for the tax deductions for performance share awards paid out under these share-based payment arrangements for 2017, 2016 and 2015 was $5.4 million, $4.8 million and $7.4 million, respectively.

Restricted Stock Units

        We issue restricted stock units under the 2014 Stock Incentive Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, and the Directors Stock Plan. Restricted stock units are treated as an equity award and are paid in shares. These awards have no maximum contractual term. Dividend equivalents are credited on restricted stock units outstanding as of the record date. These dividend equivalents are only paid on the shares released. Restricted stock units granted were 0.8 million, 1.3 million and 0.9 million in 2017, 2016 and 2015, respectively.

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

December 31, 2017

17. Stock-Based Compensation Plans — (continued)

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

        The following is a summary of activity for the nonvested restricted stock units:

	Number of restricted stock units	Weighted- average grant-date fair value
	(in millions)
Nonvested restricted stock units as of January 1, 2017	3.0	$43.77
Granted	0.8	62.85
Vested	0.9	45.46
Canceled	0.1	46.81

Nonvested restricted stock units as of December 31, 2017	2.8	$48.70

        The total intrinsic value of restricted stock units vested was $59.9 million, $46.2 million and $53.6 during 2017, 2016 and 2015, respectively.

        The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant-date fair value of restricted stock units granted during 2017, 2016 and 2015 was $62.85, $37.59 and $51.35, respectively.

        As of December 31, 2017, we had $43.9 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted under these plans. The cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

        The actual tax benefits realized for the tax deductions for restricted stock unit payouts under these share-based payment arrangements for 2017, 2016 and 2015 was $20.8 million, $16.1 million and $18.8 million, respectively.

Employee Stock Purchase Plan

        Under our Employee Stock Purchase Plan, participating employees have the opportunity to purchase shares of our common stock on a semi-annual basis. Beginning in 2018, the offering period will move to a quarterly basis. Employees may purchase up to $25,000 worth of company stock each year. Employees may purchase shares of our common stock at a price equal to 85% of the shares' fair market value as of the beginning or end of the purchase period, whichever is lower. Under the Employee Stock Purchase Plan, employees purchased 0.5 million, 0.7 million and 0.6 million shares during 2017, 2016 and 2015, respectively.

        We recognize compensation expense for the fair value of the discount granted to employees participating in the employee stock purchase plan in the period of grant. Shares of the Employee Stock Purchase Plan are treated as an equity award. The weighted-average fair value of the discount on the stock purchased was $14.72, $14.00 and $7.29 during 2017, 2016 and 2015, respectively. The total intrinsic value of the Employee Stock Purchase Plan shares settled was $7.9 million, $10.2 million and $4.1 million during 2017, 2016 and 2015, respectively.

        Cash received from shares issued under these share-based payment arrangements for 2017, 2016 and 2015 was $27.6 million, $25.5 million and $23.4 million, respectively. The actual tax benefit realized for the tax deductions for the settlement of the share-based payment arrangements for 2017, 2016 and 2015 was $2.0 million, $0.6 million and $0.6 million, respectively.

        As of December 31, 2017, a total of 2.9 million of new shares were available to be made issuable by us for this plan.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

18. Earnings Per Common Share

        The computations of the basic and diluted per share amounts were as follows:

	For the year ended December 31,
	2017	2016	2015
	(in millions, except per share data)
Net income	$2,324.5	$1,361.8	$1,253.2
Subtract:
Net income attributable to noncontrolling interest	14.1	45.3	19.2
Preferred stock dividends	—	—	16.5
Excess of redemption value over carrying value of preferred shares redeemed	—	—	8.2

Total	$2,310.4	$1,316.5	$1,209.3

Weighted-average shares outstanding:
Basic	288.9	289.4	294.4
Dilutive effects:
Stock options	2.0	1.3	1.5
Restricted stock units	2.0	1.7	1.7
Performance share awards	0.2	0.3	0.4

Diluted	293.1	292.7	298.0

Net income per common share:
Basic	$8.00	$4.55	$4.11

Diluted	$7.88	$4.50	$4.06

        The calculation of diluted earnings per share for the years ended December 31, 2017, 2016 and 2015, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

19. Quarterly Results of Operations (Unaudited)

        The following is a summary of unaudited quarterly results of operations.

	For the three months ended,
	December 31	September 30	June 30	March 31
	(in millions, except per share data)
2017
Total revenues	$3,237.7	$4,627.8	$3,178.3	$3,049.4
Total expenses	2,922.9	3,470.0	2,812.7	2,635.4
Net income	842.9	813.2	314.8	353.6
Net income available to common stockholders	841.8	810.2	309.5	348.9
Basic earnings per common share for net income available to common stockholders	2.91	2.80	1.07	1.21
Diluted earnings per common share for net income available to common stockholders	2.87	2.76	1.06	1.19
2016
Total revenues	$3,513.8	$2,818.0	$3,025.7	$3,036.6
Total expenses	3,132.5	2,447.3	2,625.8	2,596.8
Net income	338.2	327.4	327.0	369.2
Net income available to common stockholders	318.0	308.2	322.3	368.0
Basic earnings per common share for net income available to common stockholders	1.10	1.07	1.11	1.26
Diluted earnings per common share for net income available to common stockholders	1.09	1.06	1.10	1.25

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

December 31, 2017

20. Condensed Consolidating Financial Information — (continued)

the outstanding stock of Principal Life is indirectly owned by PFG and PFG is the only guarantor of the payment obligations of the funding agreements.

        The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) PFS and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of December 31, 2017 and December 31, 2016, and for the years ended December 31, 2017, 2016 and 2015.

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

December 31, 2017

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2017

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined (1)	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$52,632.1	$7,120.3	$(364.0)	$59,388.4
Fixed maturities, trading	351.8	49.1	165.1	—	566.0
Equity securities, available-for-sale	—	94.1	1.9	—	96.0
Equity securities, trading	—	6.0	1,764.6	—	1,770.6
Mortgage loans	—	13,389.6	1,449.6	(688.7)	14,150.5
Real estate	—	3.0	1,733.7	—	1,736.7
Policy loans	—	765.7	42.6	—	808.3
Investment in unconsolidated entities	15,063.2	2,658.2	7,491.4	(24,392.2)	820.6
Other investments	10.2	4,986.0	2,231.9	(4,462.5)	2,765.6
Cash and cash equivalents	842.8	426.7	1,526.4	(325.1)	2,470.8
Accrued investment income	1.1	538.8	77.7	(7.0)	610.6
Premiums due and other receivables	—	1,720.1	3,362.4	(3,612.7)	1,469.8
Deferred acquisition costs	—	3,331.5	209.2	—	3,540.7
Property and equipment	—	653.3	106.2	—	759.5
Goodwill	—	54.3	1,014.5	—	1,068.8
Other intangibles	—	21.6	1,293.1	—	1,314.7
Separate account assets	—	117,300.8	41,971.9	—	159,272.7
Other assets	389.7	1,177.5	4,346.0	(4,582.3)	1,330.9

Total assets	$16,658.8	$199,808.4	$75,908.5	$(38,434.5)	$253,941.2

Liabilities
Contractholder funds	$—	$35,330.2	$3,092.8	$(340.5)	$38,082.5
Future policy benefits and claims	—	27,794.0	6,155.0	(929.7)	33,019.3
Other policyholder funds	—	794.5	128.6	(0.8)	922.3
Short-term debt	—	—	39.5	—	39.5
Long-term debt	3,128.1	—	710.4	(660.1)	3,178.4
Income taxes currently payable	—	—	166.2	(149.5)	16.7
Deferred income taxes	—	731.6	986.9	(626.0)	1,092.5
Separate account liabilities	—	117,300.8	41,971.9	—	159,272.7
Other liabilities	681.4	7,910.9	7,533.6	(10,831.8)	5,294.1

Total liabilities	3,809.5	189,862.0	60,784.9	(13,538.4)	240,918.0
Redeemable noncontrolling interest	—	—	101.3	—	101.3
Stockholders' equity
Common stock	4.7	2.5	—	(2.5)	4.7
Additional paid-in capital	9,925.2	6,346.0	9,053.5	(15,399.5)	9,925.2
Retained earnings	9,482.9	2,238.1	5,311.7	(7,549.8)	9,482.9
Accumulated other comprehensive income	165.5	1,359.8	579.4	(1,939.2)	165.5
Treasury stock, at cost	(6,729.0)	—	—	—	(6,729.0)

Total stockholders' equity attributable to PFG	12,849.3	9,946.4	14,944.6	(24,891.0)	12,849.3
Noncontrolling interest	—	—	77.7	(5.1)	72.6

Total stockholders' equity	12,849.3	9,946.4	15,022.3	(24,896.1)	12,921.9

Total liabilities and stockholders' equity	$16,658.8	$199,808.4	$75,908.5	$(38,434.5)	$253,941.2

(1)
PFG sponsors nonqualified benefit plans. Nonqualified benefit plan assets and liabilities held in Rabbi trusts were $643.3 million and $524.7 million, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2017

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$5,777.7	$439.7	$—	$6,217.4
Fees and other revenues	7.8	2,140.9	2,163.4	(419.8)	3,892.3
Net investment income	9.7	2,533.1	3,180.9	(2,264.4)	3,459.3
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(0.6)	(84.5)	691.8	(0.7)	606.0
Net other-than-temporary impairment losses on available-for-sale securities	—	(28.2)	(0.5)	—	(28.7)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified
from other comprehensive income	—	(46.4)	(6.7)	—	(53.1)

Net impairment losses on available-for-sale securities	—	(74.6)	(7.2)	—	(81.8)

Net realized capital gains (losses)	(0.6)	(159.1)	684.6	(0.7)	524.2

Total revenues	16.9	10,292.6	6,468.6	(2,684.9)	14,093.2
Expenses
Benefits, claims and settlement expenses	—	7,153.5	679.9	(10.8)	7,822.6
Dividends to policyholders	—	124.6	—	—	124.6
Operating expenses	238.1	2,185.4	1,823.2	(352.9)	3,893.8

Total expenses	238.1	9,463.5	2,503.1	(363.7)	11,841.0

Income (loss) before income taxes	(221.2)	829.1	3,965.5	(2,321.2)	2,252.2
Income taxes (benefits)	63.1	(540.1)	376.4	28.3	(72.3)
Equity in the net income (loss) of subsidiaries (1)	2,594.7	901.5	(1,005.3)	(2,490.9)	—

Net income	2,310.4	2,270.7	2,583.8	(4,840.4)	2,324.5
Net income attributable to noncontrolling interest	—	—	14.1	—	14.1

Net income attributable to PFG	$2,310.4	$2,270.7	$2,569.7	$(4,840.4)	$2,310.4

Net income	$2,310.4	$2,270.7	$2,583.8	$(4,840.4)	$2,324.5
Other comprehensive income	840.3	611.6	877.6	(1,485.2)	844.3

Comprehensive income	$3,150.7	$2,882.3	$3,461.4	$(6,325.6)	$3,168.8

(1)
Principal Life Insurance Company Only includes income from discontinued operations of $35.5 million related to its sale of Principal Global Investors, LLC to PFS in connection with a corporate reorganization.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2016

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$4,869.0	$430.1	$—	$5,299.1
Fees and other revenues	—	1,956.1	2,061.1	(389.8)	3,627.4
Net investment income	3.4	2,300.2	2,004.7	(1,011.8)	3,296.5
Net realized capital gains, excluding impairment losses on available-for-sale securities	—	210.4	48.1	11.0	269.5
Net other-than-temporary impairment losses on available-for-sale securities	—	(92.2)	(6.6)	—	(98.8)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	—	(3.0)	3.4	—	0.4

Net impairment losses on available-for-sale securities	—	(95.2)	(3.2)	—	(98.4)

Net realized capital gains	—	115.2	44.9	11.0	171.1

Total revenues	3.4	9,240.5	4,540.8	(1,390.6)	12,394.1
Expenses
Benefits, claims and settlement expenses	—	6,177.9	746.3	(11.0)	6,913.2
Dividends to policyholders	—	156.6	—	—	156.6
Operating expenses	312.3	2,113.9	1,629.7	(323.3)	3,732.6

Total expenses	312.3	8,448.4	2,376.0	(334.3)	10,802.4

Income (loss) before income taxes	(308.9)	792.1	2,164.8	(1,056.3)	1,591.7
Income taxes (benefits)	(134.9)	97.9	270.0	(3.1)	229.9
Equity in the net income (loss) of subsidiaries (1)	1,490.5	395.9	(366.0)	(1,520.4)	—

Net income	1,316.5	1,090.1	1,528.8	(2,573.6)	1,361.8
Net income attributable to noncontrolling interest	—	—	45.3	—	45.3

Net income attributable to PFG	$1,316.5	$1,090.1	$1,483.5	$(2,573.6)	$1,316.5

Net income	$1,316.5	$1,090.1	$1,528.8	$(2,573.6)	$1,361.8
Other comprehensive income	218.8	116.5	218.1	(332.4)	221.0

Comprehensive income	$1,535.3	$1,206.6	$1,746.9	$(2,906.0)	$1,582.8

(1)
Principal Life Insurance Company Only includes income from discontinued operations of $132.6 million related to its sale of Principal Global Investors, LLC to PFS in connection with a corporate reorganization.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2015

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$4,950.0	$360.3	$—	$5,310.3
Fees and other revenues	—	2,014.1	2,037.1	(398.1)	3,653.1
Net investment income	1.6	2,164.0	1,632.5	(746.0)	3,052.1
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	357.2	(378.1)	—	(20.9)
Net other-than-temporary impairment losses on available-for-sale securities	—	(0.4)	(0.4)	—	(0.8)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	(29.4)	—	—	(29.4)

Net impairment losses on available-for-sale securities	—	(29.8)	(0.4)	—	(30.2)

Net realized capital gains (losses)	—	327.4	(378.5)	—	(51.1)

Total revenues	1.6	9,455.5	3,651.4	(1,144.1)	11,964.4
Expenses
Benefits, claims and settlement expenses	—	6,047.1	661.9	(11.3)	6,697.7
Dividends to policyholders	—	163.5	—	—	163.5
Operating expenses	175.4	2,189.2	1,643.3	(335.5)	3,672.4

Total expenses	175.4	8,399.8	2,305.2	(346.8)	10,533.6

Income (loss) before income taxes	(173.8)	1,055.7	1,346.2	(797.3)	1,430.8
Income taxes (benefits)	(71.2)	235.7	14.7	(1.6)	177.6
Equity in the net income of subsidiaries (1)	1,336.6	114.6	17.4	(1,468.6)	—

Net income	1,234.0	934.6	1,348.9	(2,264.3)	1,253.2
Net income attributable to noncontrolling interest	—	—	19.2	—	19.2

Net income attributable to PFG	1,234.0	934.6	1,329.7	(2,264.3)	1,234.0
Preferred stock dividends	16.5	—	—	—	16.5
Excess of redemption value over carrying value of preferred shares redeemed	8.2	—	—	—	8.2

Net income available to common stockholders	$1,209.3	$934.6	$1,329.7	$(2,264.3)	$1,209.3

Net income	$1,234.0	$934.6	$1,348.9	$(2,264.3)	$1,253.2
Other comprehensive loss	(988.0)	$(446.9)	$(935.0)	$1,426.8	$(943.1)

Comprehensive income	$246.0	$487.7	$413.9	$(837.5)	$310.1

(1)
Principal Life Insurance Company Only includes income from discontinued operations of $120.6 million related to its sale of Principal Global Investors, LLC to PFS in connection with a corporate reorganization.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2017

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(443.2)	$5,571.5	$(2,114.7)	$1,174.4	$4,188.0
Investing activities
Available-for-sale securities:
Purchases	—	(12,054.5)	(1,317.1)	—	(13,371.6)
Sales	—	1,005.3	425.1	(16.8)	1,413.6
Maturities	—	7,894.7	848.5	—	8,743.2
Mortgage loans acquired or originated	—	(2,629.8)	(448.1)	322.1	(2,755.8)
Mortgage loans sold or repaid	—	1,696.2	388.4	(212.6)	1,872.0
Real estate acquired	—	—	(200.5)	—	(200.5)
Real estate sold	—	—	481.9	—	481.9
Net purchases of property and equipment	(0.1)	(108.1)	(56.6)	—	(164.8)
Dividends and returns of capital received from unconsolidated entities	1,002.5	149.7	1,845.9	(2,998.1)	—
Net change in other investments	(1.1)	281.9	155.4	(507.0)	(70.8)

Net cash provided by (used in) investing activities	1,001.3	(3,764.6)	2,122.9	(3,412.4)	(4,052.8)
Financing activities
Issuance of common stock	162.5	—	—	—	162.5
Acquisition of treasury stock	(220.4)	—	—	—	(220.4)
Proceeds from financing element derivatives	—	0.1	—	—	0.1
Payments for financing element derivatives	—	(77.6)	—	—	(77.6)
Purchase of subsidiary shares from noncontrolling interest	—	—	(16.2)	2.9	(13.3)
Sale of subsidiary shares to noncontrolling interest	—	—	2.9	(2.9)	—
Dividends to common stockholders	(540.0)	—	—	—	(540.0)
Issuance of long-term debt	—	—	380.5	(377.7)	2.8
Principal repayments of long-term debt	—	—	(269.9)	213.4	(56.5)
Net repayments of short-term borrowings	—	—	(15.5)	—	(15.5)
Dividends and capital paid to parent	—	(1,845.9)	(1,152.2)	2,998.1	—
Investment contract deposits	—	9,760.5	393.9	—	10,154.4
Investment contract withdrawals	—	(9,889.9)	(24.7)	—	(9,914.6)
Net increase in banking operation deposits	—	—	136.6	—	136.6
Other	—	(2.5)	—	—	(2.5)

Net cash used in financing activities	(597.9)	(2,055.3)	(564.6)	2,833.8	(384.0)

Net decrease in cash and cash equivalents	(39.8)	(248.4)	(556.4)	595.8	(248.8)
Cash and cash equivalents at beginning of period	882.6	675.1	2,082.8	(920.9)	2,719.6

Cash and cash equivalents at end of period	$842.8	$426.7	$1,526.4	$(325.1)	$2,470.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2016

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(188.6)	$3,657.5	$1,601.1	$(1,212.2)	$3,857.8
Investing activities
Available-for-sale securities:
Purchases	—	(12,771.1)	(1,005.8)	13.1	(13,763.8)
Sales	—	1,312.7	577.8	—	1,890.5
Maturities	—	7,097.4	645.4	—	7,742.8
Mortgage loans acquired or originated	—	(2,615.7)	(333.5)	60.2	(2,889.0)
Mortgage loans sold or repaid	—	1,843.6	274.7	(49.6)	2,068.7
Real estate acquired	—	—	(109.7)	—	(109.7)
Real estate sold	—	3.5	32.0	—	35.5
Net purchases of property and equipment	(0.1)	(113.2)	(41.6)	—	(154.9)
Dividends and returns of capital received from unconsolidated entities	1,295.3	3.1	1,195.0	(2,493.4)	—
Net change in other investments	1.3	314.2	(954.8)	665.3	26.0

Net cash provided by (used in) investing activities	1,296.5	(4,925.5)	279.5	(1,804.4)	(5,153.9)
Financing activities
Issuance of common stock	37.8	—	—	—	37.8
Acquisition of treasury stock	(277.3)	—	—	—	(277.3)
Proceeds from financing element derivatives	—	0.4	—	—	0.4
Payments for financing element derivatives	—	(87.7)	—	—	(87.7)
Excess tax benefits from share-based payment arrangements	0.7	4.7	6.6	—	12.0
Purchase of subsidiary shares from noncontrolling interest	—	—	(4.3)	1.9	(2.4)
Sale of subsidiary shares to noncontrolling interest	—	—	1.9	(1.9)	—
Dividends to common stockholders	(464.9)	—	—	—	(464.9)
Issuance of long-term debt	644.2	—	6.8	5.1	656.1
Principal repayments of long-term debt	(744.5)	—	(47.5)	(7.3)	(799.3)
Net repayments of short-term borrowings	—	—	(131.4)	—	(131.4)
Dividends and capital paid to parent	—	(1,195.0)	(1,298.4)	2,493.4	—
Investment contract deposits	—	10,465.8	305.1	—	10,770.9
Investment contract withdrawals	—	(8,373.3)	(19.4)	—	(8,392.7)
Net increase in banking operation deposits	—	—	129.0	—	129.0
Other	—	0.3	0.1	—	0.4

Net cash provided by (used in) financing activities	(804.0)	815.2	(1,051.5)	2,491.2	1,450.9

Net increase (decrease) in cash and cash equivalents	303.9	(452.8)	829.1	(525.4)	154.8
Cash and cash equivalents at beginning of period	578.7	1,127.9	1,253.7	(395.5)	2,564.8

Cash and cash equivalents at end of period	$882.6	$675.1	$2,082.8	$(920.9)	$2,719.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2015

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(85.1)	$3,803.0	$317.0	$342.2	$4,377.1
Investing activities
Available-for-sale securities:
Purchases	—	(8,835.2)	(1,085.1)	—	(9,920.3)
Sales	—	1,017.2	546.4	(0.6)	1,563.0
Maturities	—	5,847.9	778.0	—	6,625.9
Mortgage loans acquired or originated	—	(2,177.1)	(325.8)	227.8	(2,275.1)
Mortgage loans sold or repaid	—	1,441.8	307.6	(62.1)	1,687.3
Real estate acquired	—	(0.3)	(321.7)	—	(322.0)
Real estate sold	—	—	208.9	—	208.9
Net purchases of property and equipment	—	(109.3)	(27.1)	—	(136.4)
Purchase of interests in subsidiaries, net of cash acquired	—	—	(291.2)	—	(291.2)
Dividends and returns of capital received from (contributed to) unconsolidated entities	685.5	(1.5)	485.6	(1,169.6)	—
Net change in other investments	5.4	555.0	(528.7)	(339.4)	(307.7)

Net cash provided by (used in) investing activities	690.9	(2,261.5)	(253.1)	(1,343.9)	(3,167.6)
Financing activities
Issuance of common stock	76.1	—	—	—	76.1
Acquisition of treasury stock	(300.6)	—	—	—	(300.6)
Proceeds from financing element derivatives	—	0.3	—	—	0.3
Payments for financing element derivatives	—	(82.0)	—	—	(82.0)
Excess tax benefits from share-based payment arrangements	0.7	5.7	9.3	—	15.7
Purchase of subsidiary shares from noncontrolling interest	—	—	(23.4)	0.9	(22.5)
Sale of subsidiary shares to noncontrolling interest	—	—	0.9	(0.9)	—
Dividends to common stockholders	(441.0)	—	—	—	(441.0)
Dividends to preferred stockholders	(16.5)	—	—	—	(16.5)
Preferred stock redemption	(550.0)	—	—	—	(550.0)
Issuance of long-term debt	791.8	—	235.5	(222.4)	804.9
Principal repayments of long-term debt	—	—	(116.4)	63.8	(52.6)
Net proceeds from short-term borrowings	—	—	157.0	—	157.0
Dividends and capital paid to parent	—	(485.6)	(684.0)	1,169.6	—
Investment contract deposits	—	6,214.8	277.5	—	6,492.3
Investment contract withdrawals	—	(6,655.5)	(11.3)	—	(6,666.8)
Net increase in banking operation deposits	—	—	91.1	—	91.1
Other	—	(14.0)	—	—	(14.0)

Net cash used in financing activities	(439.5)	(1,016.3)	(63.8)	1,011.0	(508.6)

Net increase in cash and cash equivalents	166.3	525.2	0.1	9.3	700.9
Cash and cash equivalents at beginning of period	412.4	602.7	1,253.6	(404.8)	1,863.9

Cash and cash equivalents at end of period	$578.7	$1,127.9	$1,253.7	$(395.5)	$2,564.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

20. Condensed Consolidating Financial Information — (continued)

        On May 3, 2017, our shelf registration statement was filed with the SEC and became effective, replacing the shelf registration that had been in effect since May 2014. Under our current shelf registration, we have the ability to issue, in unlimited amounts, unsecured senior debt securities or subordinated debt securities, junior subordinated debt, preferred stock, common stock, warrants, depositary shares, purchase contracts and purchase units of PFG. Our wholly owned subsidiary, PFS, may guarantee, fully and unconditionally or otherwise, our obligations with respect to any non-convertible securities, other than common stock, described in the shelf registration.

        The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of December 31, 2017 and December 31, 2016, and for the years ended December 31, 2017, 2016 and 2015.

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

December 31, 2017

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2017

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined (1)	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$59,388.4	$—	$59,388.4
Fixed maturities, trading	351.8	—	214.2	—	566.0
Equity securities, available-for-sale	—	—	96.0	—	96.0
Equity securities, trading	—	5.7	1,764.9	—	1,770.6
Mortgage loans	—	—	14,150.5	—	14,150.5
Real estate	—	—	1,736.7	—	1,736.7
Policy loans	—	—	808.3	—	808.3
Investment in unconsolidated entities	15,063.2	15,449.7	706.7	(30,399.0)	820.6
Other investments	10.2	131.3	2,624.1	—	2,765.6
Cash and cash equivalents	842.8	617.4	2,001.1	(990.5)	2,470.8
Accrued investment income	1.1	0.2	609.3	—	610.6
Premiums due and other receivables	—	2.0	1,880.3	(412.5)	1,469.8
Deferred acquisition costs	—	—	3,540.7	—	3,540.7
Property and equipment	—	—	759.5	—	759.5
Goodwill	—	—	1,068.8	—	1,068.8
Other intangibles	—	—	1,314.7	—	1,314.7
Separate account assets	—	—	159,272.7	—	159,272.7
Other assets	389.7	94.8	1,619.4	(773.0)	1,330.9

Total assets	$16,658.8	$16,301.1	$253,556.3	$(32,575.0)	$253,941.2

Liabilities
Contractholder funds	$—	$—	$38,082.5	$—	$38,082.5
Future policy benefits and claims	—	—	33,019.3	—	33,019.3
Other policyholder funds	—	—	922.3	—	922.3
Short-term debt	—	—	39.5	—	39.5
Long-term debt	3,128.1	412.7	50.3	(412.7)	3,178.4
Income taxes currently payable	—	37.3	105.9	(126.5)	16.7
Deferred income taxes	—	12.4	1,705.1	(625.0)	1,092.5
Separate account liabilities	—	—	159,272.7	—	159,272.7
Other liabilities	681.4	894.1	4,760.7	(1,042.1)	5,294.1

Total liabilities	3,809.5	1,356.5	237,958.3	(2,206.3)	240,918.0
Redeemable noncontrolling interest	—	—	101.3	—	101.3
Stockholders' equity
Common stock	4.7	—	11.0	(11.0)	4.7
Additional paid-in capital	9,925.2	9,053.5	11,336.0	(20,389.5)	9,925.2
Retained earnings	9,482.9	5,311.7	3,394.1	(8,705.8)	9,482.9
Accumulated other comprehensive income	165.5	579.4	685.0	(1,264.4)	165.5
Treasury stock, at cost	(6,729.0)	—	(2.0)	2.0	(6,729.0)

Total stockholders' equity attributable to PFG	12,849.3	14,944.6	15,424.1	(30,368.7)	12,849.3
Noncontrolling interest	—	—	72.6	—	72.6

Total stockholders' equity	12,849.3	14,944.6	15,496.7	(30,368.7)	12,921.9

Total liabilities and stockholders' equity	$16,658.8	$16,301.1	$253,556.3	$(32,575.0)	$253,941.2

(1)
PFG sponsors nonqualified benefit plans. Nonqualified benefit plan assets and liabilities held in Rabbi trusts were $643.3 million and $524.7 million, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Financial Position
December 31, 2016

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined (1)	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$54,846.1	$—	$54,846.1
Fixed maturities, trading	—	—	398.4	—	398.4
Equity securities, available-for-sale	—	—	98.9	—	98.9
Equity securities, trading	—	—	1,413.4	—	1,413.4
Mortgage loans	—	—	13,230.2	—	13,230.2
Real estate	—	—	1,368.8	—	1,368.8
Policy loans	—	—	823.8	—	823.8
Investment in unconsolidated entities	12,597.9	12,532.4	697.5	(25,054.6)	773.2
Other investments	9.8	135.9	2,737.0	—	2,882.7
Cash and cash equivalents	882.6	1,203.4	2,114.8	(1,481.2)	2,719.6
Accrued investment income	—	0.1	580.5	—	580.6
Premiums due and other receivables	—	0.3	1,503.1	(141.5)	1,361.9
Deferred acquisition costs	—	—	3,380.2	—	3,380.2
Property and equipment	—	—	699.0	—	699.0
Goodwill	—	—	1,020.8	—	1,020.8
Other intangibles	—	—	1,325.3	—	1,325.3
Separate account assets	—	—	139,832.6	—	139,832.6
Other assets	573.7	185.6	1,200.9	(701.4)	1,258.8

Total assets	$14,064.0	$14,057.7	$227,271.3	$(27,378.7)	$228,014.3

Liabilities
Contractholder funds	$—	$—	$37,953.6	$—	$37,953.6
Future policy benefits and claims	—	—	29,000.7	—	29,000.7
Other policyholder funds	—	—	890.4	—	890.4
Short-term debt	—	—	127.9	(76.5)	51.4
Long-term debt	3,126.4	142.1	(0.8)	(142.0)	3,125.7
Income taxes currently payable	—	—	68.3	(55.4)	12.9
Deferred income taxes	—	—	1,619.3	(646.9)	972.4
Separate account liabilities	—	—	139,832.6	—	139,832.6
Other liabilities	710.3	1,411.3	4,962.1	(1,300.4)	5,783.3

Total liabilities	3,836.7	1,553.4	214,454.1	(2,221.2)	217,623.0
Redeemable noncontrolling interest	—	—	97.5	—	97.5
Stockholders' equity
Common stock	4.7	—	17.8	(17.8)	4.7
Additional paid-in capital	9,686.0	9,010.9	10,045.9	(19,056.8)	9,686.0
Retained earnings	7,720.4	3,724.3	2,940.2	(6,664.5)	7,720.4
Accumulated other comprehensive loss	(675.2)	(230.9)	(348.7)	579.6	(675.2)
Treasury stock, at cost	(6,508.6)	—	(2.0)	2.0	(6,508.6)

Total stockholders' equity attributable to PFG	10,227.3	12,504.3	12,653.2	(25,157.5)	10,227.3
Noncontrolling interest	—	—	66.5	—	66.5

Total stockholders' equity	10,227.3	12,504.3	12,719.7	(25,157.5)	10,293.8

Total liabilities and stockholders' equity	$14,064.0	$14,057.7	$227,271.3	$(27,378.7)	$228,014.3

(1)
PFG sponsors nonqualified benefit plans. Nonqualified benefit plan assets and liabilities held in Rabbi trusts were $570.9 million and $477.3 million, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Operations
For the year ended December 31, 2017

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$6,217.4	$—	$6,217.4
Fees and other revenues	7.8	0.2	3,894.7	(10.4)	3,892.3
Net investment income (loss)	9.7	(2.8)	3,396.5	55.9	3,459.3
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(0.6)	4.2	602.4	—	606.0
Net other-than-temporary impairment losses on available-for-sale securities	—	—	(28.7)	—	(28.7)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	—	(53.1)	—	(53.1)

Net impairment losses on available-for-sale securities	—	—	(81.8)	—	(81.8)

Net realized capital gains (losses)	(0.6)	4.2	520.6	—	524.2

Total revenues	16.9	1.6	14,029.2	45.5	14,093.2
Expenses
Benefits, claims and settlement expenses	—	—	7,822.6	—	7,822.6
Dividends to policyholders	—	—	124.6	—	124.6
Operating expenses	238.1	48.4	3,616.9	(9.6)	3,893.8

Total expenses	238.1	48.4	11,564.1	(9.6)	11,841.0

Income (loss) before income taxes	(221.2)	(46.8)	2,465.1	55.1	2,252.2
Income taxes (benefits)	63.1	115.4	(280.9)	30.1	(72.3)
Equity in the net income of subsidiaries	2,594.7	2,731.9	—	(5,326.6)	—

Net income	2,310.4	2,569.7	2,746.0	(5,301.6)	2,324.5
Net income attributable to noncontrolling interest	—	—	14.1	—	14.1

Net income attributable to PFG	$2,310.4	$2,569.7	$2,731.9	$(5,301.6)	$2,310.4

Net income	$2,310.4	$2,569.7	$2,746.0	$(5,301.6)	$2,324.5
Other comprehensive income	840.3	809.8	801.8	(1,607.6)	844.3

Comprehensive income	$3,150.7	$3,379.5	$3,547.8	$(6,909.2)	$3,168.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

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

December 31, 2017

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2017

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(443.2)	$(252.8)	$4,483.6	$400.4	$4,188.0
Investing activities
Available-for-sale securities:
Purchases	—	—	(13,371.6)	—	(13,371.6)
Sales	—	—	1,413.6	—	1,413.6
Maturities	—	—	8,743.2	—	8,743.2
Mortgage loans acquired or originated	—	—	(2,755.8)	—	(2,755.8)
Mortgage loans sold or repaid	—	—	1,872.0	—	1,872.0
Real estate acquired	—	—	(200.5)	—	(200.5)
Real estate sold	—	—	481.9	—	481.9
Net purchases of property and equipment	(0.1)	—	(164.7)	—	(164.8)
Dividends and returns of capital received from unconsolidated entities	1,002.5	691.2	—	(1,693.7)	—
Net change in other investments	(1.1)	7.5	(61.6)	(15.6)	(70.8)

Net cash provided by (used in) investing activities	1,001.3	698.7	(4,043.5)	(1,709.3)	(4,052.8)
Financing activities
Issuance of common stock	162.5	—	—	—	162.5
Acquisition of treasury stock	(220.4)	—	—	—	(220.4)
Proceeds from financing element derivatives	—	—	0.1	—	0.1
Payments for financing element derivatives	—	—	(77.6)	—	(77.6)
Purchase of subsidiary shares from noncontrolling interest	—	—	(13.3)	—	(13.3)
Dividends to common stockholders	(540.0)	—	—	—	(540.0)
Issuance of long-term debt	—	9.4	2.8	(9.4)	2.8
Principal repayments of long-term debt	—	(38.8)	(56.5)	38.8	(56.5)
Net repayments of short-term borrowings	—	—	(92.0)	76.5	(15.5)
Dividends and capital paid to parent	—	(1,002.5)	(691.2)	1,693.7	—
Investment contract deposits	—	—	10,154.4	—	10,154.4
Investment contract withdrawals	—	—	(9,914.6)	—	(9,914.6)
Net increase in banking operation deposits	—	—	136.6	—	136.6
Other	—	—	(2.5)	—	(2.5)

Net cash used in financing activities	(597.9)	(1,031.9)	(553.8)	1,799.6	(384.0)

Net decrease in cash and cash equivalents	(39.8)	(586.0)	(113.7)	490.7	(248.8)
Cash and cash equivalents at beginning of period	882.6	1,203.4	2,114.8	(1,481.2)	2,719.6

Cash and cash equivalents at end of period	$842.8	$617.4	$2,001.1	$(990.5)	$2,470.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2016

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(188.6)	$255.7	$3,983.8	$(193.1)	$3,857.8
Investing activities
Available-for-sale securities:
Purchases	—	—	(13,763.8)	—	(13,763.8)
Sales	—	—	1,890.5	—	1,890.5
Maturities	—	—	7,742.8	—	7,742.8
Mortgage loans acquired or originated	—	—	(2,889.0)	—	(2,889.0)
Mortgage loans sold or repaid	—	—	2,068.7	—	2,068.7
Real estate acquired	—	—	(109.7)	—	(109.7)
Real estate sold	—	—	35.5	—	35.5
Net purchases of property and equipment	(0.1)	—	(154.8)	—	(154.9)
Dividends and returns of capital received from unconsolidated entities	1,295.3	1,583.3	—	(2,878.6)	—
Net change in other investments	1.3	(56.8)	258.2	(176.7)	26.0

Net cash provided by (used in) investing activities	1,296.5	1,526.5	(4,921.6)	(3,055.3)	(5,153.9)
Financing activities
Issuance of common stock	37.8	—	—	—	37.8
Acquisition of treasury stock	(277.3)	—	—	—	(277.3)
Proceeds from financing element derivatives	—	—	0.4	—	0.4
Payments for financing element derivatives	—	—	(87.7)	—	(87.7)
Excess tax benefits from share-based payment arrangements	0.7	—	11.3	—	12.0
Purchase of subsidiary shares from noncontrolling interest	—	—	(2.4)	—	(2.4)
Dividends to common stockholders	(464.9)	—	—	—	(464.9)
Issuance of long-term debt	644.2	6.0	11.9	(6.0)	656.1
Principal repayments of long-term debt	(744.5)	(20.0)	(54.8)	20.0	(799.3)
Net repayments of short-term borrowings	—	—	(163.7)	32.3	(131.4)
Dividends and capital paid to parent	—	(1,295.3)	(1,583.3)	2,878.6	—
Investment contract deposits	—	—	10,770.9	—	10,770.9
Investment contract withdrawals	—	—	(8,392.7)	—	(8,392.7)
Net increase in banking operation deposits	—	—	129.0	—	129.0
Other	—	—	0.4	—	0.4

Net cash provided by (used in) financing activities	(804.0)	(1,309.3)	639.3	2,924.9	1,450.9

Net increase (decrease) in cash and cash equivalents	303.9	472.9	(298.5)	(323.5)	154.8
Cash and cash equivalents at beginning of period	578.7	730.5	2,413.3	(1,157.7)	2,564.8

Cash and cash equivalents at end of period	$882.6	$1,203.4	$2,114.8	$(1,481.2)	$2,719.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements — (continued)

December 31, 2017

20. Condensed Consolidating Financial Information — (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended December 31, 2015

	Principal Financial Group, Inc. Parent Only	Principal Financial Services, Inc. Only	Principal Life Insurance Company and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(85.1)	$338.5	$4,615.2	$(491.5)	$4,377.1
Investing activities
Available-for-sale securities:
Purchases	—	—	(9,920.3)	—	(9,920.3)
Sales	—	—	1,563.0	—	1,563.0
Maturities	—	—	6,625.9	—	6,625.9
Mortgage loans acquired or originated	—	—	(2,275.1)	—	(2,275.1)
Mortgage loans sold or repaid	—	—	1,687.3	—	1,687.3
Real estate acquired	—	—	(322.0)	—	(322.0)
Real estate sold	—	—	208.9	—	208.9
Net purchases of property and equipment	—	—	(136.4)	—	(136.4)
Purchase of interests in subsidiaries, net of cash acquired	—	—	(291.2)	—	(291.2)
Dividends and returns of capital received from unconsolidated entities	685.5	499.5	—	(1,185.0)	—
Net change in other investments	5.4	(485.2)	(325.7)	497.8	(307.7)

Net cash provided by (used in) investing activities	690.9	14.3	(3,185.6)	(687.2)	(3,167.6)
Financing activities
Issuance of common stock	76.1	—	—	—	76.1
Acquisition of treasury stock	(300.6)	—	—	—	(300.6)
Proceeds from financing element derivatives	—	—	0.3	—	0.3
Payments for financing element derivatives	—	—	(82.0)	—	(82.0)
Excess tax benefits from share-based payment arrangements	0.7	—	15.0	—	15.7
Purchase of subsidiary shares from noncontrolling
interest	—	—	(22.5)	—	(22.5)
Dividends to common stockholders	(441.0)	—	—	—	(441.0)
Dividends to preferred stockholders	(16.5)	—	—	—	(16.5)
Preferred stock redemption	(550.0)	—	—	—	(550.0)
Issuance of long-term debt	791.8	156.0	77.0	(219.9)	804.9
Principal repayments of long-term debt	—	—	(116.5)	63.9	(52.6)
Net proceeds from short-term borrowings	—	—	111.3	45.7	157.0
Dividends and capital paid to parent	—	(685.5)	(499.5)	1,185.0	—
Investment contract deposits	—	—	6,492.3	—	6,492.3
Investment contract withdrawals	—	—	(6,666.8)	—	(6,666.8)
Net increase in banking operation deposits	—	—	91.1	—	91.1
Other	—	—	(14.0)	—	(14.0)

Net cash used in financing activities	(439.5)	(529.5)	(614.3)	1,074.7	(508.6)

Net increase (decrease) in cash and cash equivalents	166.3	(176.7)	815.3	(104.0)	700.9
Cash and cash equivalents at beginning of period	412.4	907.2	1,598.0	(1,053.7)	1,863.9

Cash and cash equivalents at end of period	$578.7	$730.5	$2,413.3	$(1,157.7)	$2,564.8

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

        Under the supervision and with the participation of management, including our Chief Executive Officer, Daniel J. Houston, and our Chief Financial Officer, Deanna D. Strable-Soethout, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, management has concluded that Principal Financial Group, Inc.'s internal control over financial reporting was effective as of December 31, 2017.

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

        Our Chief Executive Officer, Daniel J. Houston, and our Chief Financial Officer, Deanna D. Strable-Soethout, have reviewed and evaluated our disclosure controls and procedures as of December 31, 2017, and have concluded that our disclosure controls and procedures are effective.

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information called for by Item 10 pertaining to directors is set forth in Principal Financial Group, Inc.'s proxy statement relating to the 2018 annual stockholders meeting (the "Proxy Statement"), which will be filed with the SEC on or about April 12, 2018, under the captions, "Election of Directors," "Corporate Governance," and "Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference. The information called for by Item 10 pertaining to executive officers can be found in Part I of this Form 10-K under the caption, "Executive Officers of the Registrant." The Company has adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The code of ethics has been posted on our internet website, found at www.principal.com. We intend to satisfy disclosure requirements regarding amendments to, or waivers from, any provision of our code of ethics on our website.

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

Equity Compensation Plan Information

        In general, we have three compensation plans under which our equity securities are authorized for issuance to employees or directors (not including our tax qualified pension plans): the Principal Financial Group, Inc. 2014 Stock Incentive Plan, the Principal Financial Group, Inc. Employee Stock Purchase Plan and the Principal Financial Group, Inc. 2014 Directors Stock Plan. The following table shows the number of shares of common stock issuable upon exercise of options outstanding as of December 31, 2017, the weighted average exercise price of those options and the number of shares of common stock remaining available for future issuance as of December 31, 2017, excluding shares issuable upon exercise of outstanding options.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by our stockholders (1)	8,395,776	(2)	$42.65	(3)	12,132,416	(4)
Equity compensation plans not approved by our stockholders	—		n/a		—

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

(2)
Includes 4,311,488 options outstanding under the employee stock incentive plans, 699,348 performance shares under the employee stock incentive plans, 3,006,132 restricted stock units under the employee stock incentive plans, 307,904 restricted stock units under the directors stock plans and 70,904 other stock-based awards under the 2014 Directors Stock Plan for obligations under the Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc.

(3)
The weighted-average exercise price relates only to outstanding stock options, not to outstanding performance shares, restricted stock units or other stock-based awards.

(4)
This number includes 2,887,266 shares remaining for issuance under the Employee Stock Purchase Plan, 9,033,847 shares available for issuance in respect of future awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards under the 2014 Stock Incentive Plan and 211,303 shares available for issuance in respect of future awards of stock options, restricted stock, restricted stock units and other stock-based awards under the 2014 Directors Stock Plan.

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

    3.
    Exhibits

Index of Exhibits
(Item 15 (a) 3.)

Incorporated by reference herein
Exhibit Number
	Description	Form	File Date
2.1	Sale and Purchase Promise Agreement, dated October 5, 2012, among Principal Financial Services, Inc., Empresas Penta S.A. and Inversiones Banpenta Limitada	8-K	November 13, 2012
3.1	Amended and Restated Certificate of Incorporation of Principal Financial Group, Inc.	8-K	June 17, 2005
3.2	Amended and Restated By-Laws of Principal Financial Group, Inc.	8-K	May 27, 2014
4.1	Form of Certificate for the Common Stock of Principal Financial Group, Inc., par value $0.01 per share	S-1/A	August 2, 2001
4.2	Senior Indenture, dated as of October 11, 2006, between Principal Financial Group, Inc. and The Bank of New York, as Trustee	8-K	October 17, 2006
4.2.1	First Supplemental Indenture, dated as of October 16, 2006, among Principal Financial Group, Inc., Principal Financial Services, Inc. and The Bank of New York, as Trustee	8-K	October 17, 2006
4.2.2	6.05% Senior Note ($500,000,000) due October 15, 2036	8-K	October 17, 2006
4.2.3	6.05% Senior Note ($100,000,000) due October 15, 2036	8-K	December 6, 2006
4.2.4	Guarantee, dated as of October 16, 2006, by Principal Financial Services, Inc.	8-K	October 17, 2006
4.3	Senior Indenture, dated as of May 21, 2009, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York, as Trustee	8-K	May 21, 2009
4.3.1	Third Supplemental Indenture (including the form of 2022 Notes), dated as of September 10, 2012, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee	8-K	September 10, 2012
4.3.2	Fourth Supplemental Indenture (including the form of 2042 Notes), dated as of September 10, 2012, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee	8-K	September 10, 2012
4.3.3	Sixth Supplemental Indenture (including the form of 2023 Notes), dated as of November 16, 2012, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee	8-K	November 16, 2012
4.3.4	Seventh Supplemental Indenture (including the form of 2043 Notes), dated as of November 16, 2012, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee	8-K	November 16, 2012
4.3.5	Eighth Supplemental Indenture (including the form of 3.400% Senior Note due 2025), dated as of May 7, 2015, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee, relating to the 3.400% Senior Notes due 2025	8-K	May 7, 2015
4.3.6	Ninth Supplemental Indenture (including the form of 3.100% Senior Note due 2026), dated as of November 10, 2016, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee, relating to the 3.100% Senior Notes due 2026	8-K	November 10, 2016
4.3.7	Tenth Supplemental Indenture (including the form of 4.300% Senior Note due 2046), dated as of November 10, 2016, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee, relating to the 4.300% Senior Notes due 2046	8-K	November 10, 2016
4.3.8	Guarantee from Principal Financial Services, Inc. with respect to the 3.300% Senior Notes due 2022	8-K	September 10, 2012
4.3.9	Guarantee from Principal Financial Services, Inc. with respect to the 4.625% Senior Notes due 2042	8-K	September 10, 2012
4.3.10	Guarantee from Principal Financial Services, Inc. with respect to the 3.125% Senior Notes due 2023	8-K	November 16, 2012
4.3.11	Guarantee from Principal Financial Services, Inc. with respect to the 4.350% Senior Notes due 2043	8-K	November 16, 2012
4.3.12	Guarantee from Principal Financial Services, Inc. with respect to the 3.400% Senior Notes due 2025	8-K	May 7, 2015
4.3.13	Guarantee from Principal Financial Services, Inc. with respect to the 3.100% Senior Notes due 2026	8-K	November 10, 2016
4.3.14	Guarantee from Principal Financial Services, Inc. with respect to the 4.300% Senior Notes due 2046	8-K	November 10, 2016
4.4	Junior Subordinated Indenture, dated as of May 7, 2015, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee	8-K	May 7, 2015
4.4.1	First Supplemental Indenture (including the form of 4.700% Fixed-to-Floating Rate Junior Subordinated Note due 2055), dated as of May 7, 2015, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee, relating to the 4.700% Fixed-to-Floating Rate Junior Subordinated Notes due 2055	8-K	May 7, 2015
4.4.2	Guarantee from Principal Financial Services, Inc. with respect to the 4.700% Fixed-to-Floating Rate Junior Subordinated Notes due 2055	8-K	May 7, 2015
10.1	Principal Financial Group, Inc. Stock Incentive Plan	10-Q	August 6, 2003
10.1.1	Form of Restricted Stock Unit Award Agreement	8-K	March 7, 2005
10.1.2	Form of Stock Option Award Agreement	8-K	March 7, 2005
10.1.3	Principal Financial Group, Inc. 2005 Stock Incentive Plan	10-Q	August 3, 2005

Incorporated by reference herein
Exhibit Number
	Description	Form	File Date
10.1.4	Principal Financial Group, Inc. 2010 Stock Incentive Plan	DEF14A	April 6, 2010
10.1.5	Amended and Restated Principal Financial Group, Inc. 2010 Stock Incentive Plan	10-Q	May 2, 2012
10.1.6	Principal Financial Group, Inc. 2014 Stock Incentive Plan	DEF14A	April 7, 2014
10.2	Principal Financial Group Long-Term Performance Plan	S-1	June 8, 2001
10.3	Resolution of Human Resources Committee of the Board of Directors of Principal Financial Group, Inc. amending the Principal Financial Group Long-Term Performance Plan as of October 31, 2002	10-K	March 5, 2003
10.4	Principal Financial Group Incentive Pay Plan (PrinPay), amended and restated effective January 1, 2003	10-Q	May 7, 2003
10.5	Principal Financial Group, Inc. Annual Incentive Plan	10-K	March 4, 2005
10.6	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc. Board of Directors	10-Q	November 5, 2008
10.6.1	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors, effective March 28, 2009	10-Q	May 6, 2009
10.6.2	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc., effective May 17, 2010	10-K	February 16, 2011
10.6.3	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc., effective January 1, 2012	10-K	February 15, 2012
10.6.4	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of Principal Financial Group, Inc., effective January 1, 2015	10-K	February 11, 2015
10.7	Principal Financial Group, Inc. Directors Stock Plan	S-1	June 8, 2001
10.7.1	Principal Financial Group, Inc. 2005 Directors Stock Plan	DEF14A	April 6, 2010
10.7.2	Principal Financial Group, Inc. 2014 Directors Stock Plan	DEF14A	April 7, 2014
10.8	Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc.	10-K	March 2, 2006
10.9	Principal Select Savings Excess Plan, restated as of January 1, 2004	10-Q	May 5, 2004
10.9.1	Amendment No. 1 to Principal Select Savings Excess Plan	10-K	March 2, 2006
10.9.2	Principal Select Savings Excess Plan for Employees, amended and restated effective January 1, 2016	10-K	February 10, 2016
10.9.3	Principal Select Savings Excess Plan for Individual Field, amended and restated effective January 1, 2016	10-K	February 10, 2016
10.9.4	Nonqualified Deferred Compensation Plan for Select Investment Professions of Principal Financial Group, Inc. and Affiliates, effective January 1, 2016	10-K	February 10, 2016
10.10	Supplemental Executive Retirement Plan for Employees, restated as of January 1, 2003	10-Q	May 5, 2004
10.10.1	Amendment No. 1 to the Principal Supplemental Executive Retirement Plan for Employees	10-K	March 2, 2006
10.11	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change-of-Control Employment Agreement (Tier One Executives), dated as of February 28, 2006, by and among Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and an Executive	10-Q	May 4, 2006
10.11.1	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change-of-Control Employment Agreement (Tier One Executives)	8-K	December 2, 2008
10.11.2	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change of Control Employment Agreement (Tier One Executives), effective December 31, 2010	10-K	February 16, 2011
10.12	Form of Principal Financial Group, Inc. Indemnification Agreement	8-K	December 2, 2008
10.12.1	Form of Principal Financial Group, Inc. Indemnification Agreement dated as of June 9, 2016.	10-Q	August 3, 2016
10.13	Compensatory Arrangement, dated as of March 14, 2002, between Principal Life Insurance Company and James P. McCaughan	10-Q	May 10, 2002
10.14	The Principal Severance Plan for Senior Executives, restated effective March 1, 2009	10-Q	May 6, 2009
10.6.5	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc., effective November 28, 2017
12	Computation of Earnings to Fixed Charges Ratio
21	Principal Financial Group, Inc. Member Companies as of December 31, 2017
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Daniel J. Houston
31.2	Certification of Deanna D. Strable-Soethout
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Daniel J. Houston
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Deanna D. Strable-Soethout
101	The following materials from Principal Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, (vii) Schedule I — Summary of Investments — Other Than Investments in Related Parties, (viii) Schedule II — Condensed Financial Information of Registrant (Parent Only), (ix) Schedule III — Supplementary Insurance Information and (x) Schedule IV — Reinsurance

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.
Dated: February 9, 2018	By	/s/ DEANNA D. STRABLE-SOETHOUT Deanna D. Strable-Soethout Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 9, 2018

By	/s/ DANIEL J. HOUSTON Daniel J. Houston Chairman, President, Chief Executive Officer and Director	By	/s/ SANDRA L. HELTON Sandra L. Helton Director
By	/s/ DEANNA D. STRABLE-SOETHOUT Deanna D. Strable-Soethout Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	By	/s/ ROGER C. HOCHSCHILD Roger C. Hochschild Director
By	/s/ BETSY J. BERNARD Betsy J. Bernard Director	By	/s/ SCOTT M. MILLS Scott M. Mills Director
By	/s/ JOCELYN CARTER-MILLER Jocelyn Carter-Miller Director	By	/s/ DIANE C. NORDIN Diane C. Nordin Director
By	/s/ MICHAEL T. DAN Michael T. Dan Director	By	/s/ BLAIR C. PICKERELL Blair C. Pickerell Director
By	/s/ DENNIS H. FERRO Dennis H. Ferro Director	By	/s/ ELIZABETH E. TALLETT Elizabeth E. Tallett Director
By	/s/ C. DANIEL GELATT, JR. C. Daniel Gelatt, Jr. Director

Schedule I — Summary of Investments — Other Than Investments in Related Parties
December 31, 2017

Type of Investment	Cost	Fair value	Amount as shown in the consolidated statement of financial position
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,314.5	$1,351.7	$1,351.7
States, municipalities and political subdivisions	6,446.1	6,801.6	6,801.6
Foreign governments	820.5	901.5	901.5
Public utilities	4,750.3	5,071.5	5,071.5
Redeemable preferred stock	33.8	36.6	36.6
All other corporate bonds	29,888.9	31,925.0	31,925.0
Residential mortgage-backed securities	2,493.8	2,523.3	2,523.3
Commercial mortgage-backed securities	3,734.0	3,708.3	3,708.3
Collateralized debt obligations	1,372.1	1,359.3	1,359.3
Other debt obligations	5,708.1	5,709.6	5,709.6

Total fixed maturities, available-for-sale	56,562.1	59,388.4	59,388.4
Fixed maturities, trading	566.0	566.0	566.0
Equity securities, available-for-sale:
Banks, trust and insurance companies	48.3	44.0	44.0
Industrial, miscellaneous and all other	0.9	2.0	2.0
Non-redeemable preferred stock	44.8	50.0	50.0

Total equity securities, available-for-sale	94.0	96.0	96.0
Equity securities, trading	1,770.6	1,770.6	1,770.6
Mortgage loans	14,150.5	XXXX	14,150.5
Real estate, net:
Real estate acquired in satisfaction of debt	6.1	XXXX	6.1
Other real estate	1,730.6	XXXX	1,730.6
Policy loans	808.3	XXXX	808.3
Other investments	3,586.2	XXXX	3,586.2

Total investments	$79,274.4	XXXX	$82,102.7

 Schedule II — Condensed Financial Information of Registrant (Parent Only)

Statements of Financial Position

	December 31,
	2017	2016
	(in millions)
Assets
Fixed maturities, trading	$351.8	$—
Cash and cash equivalents	842.8	882.6
Other investments	10.2	9.8
Income taxes receivable	44.2	85.6
Deferred income taxes	329.4	473.2
Amounts receivable from subsidiaries	4.4	4.5
Other assets	12.8	10.4
Investment in unconsolidated entities	15,063.2	12,597.9

Total assets	$16,658.8	$14,064.0

Liabilities
Long-term debt	$3,128.1	$3,126.4
Accrued investment payable	23.1	23.4
Pension liability	658.3	686.4
Other liabilities	—	0.5

Total liabilities	3,809.5	3,836.7
Stockholders' equity
Common stock, par value $.01 per share — 2,500 million shares authorized, 474.1 million and 469.2 million shares issued, and 289.0 million and 287.7 million shares outstanding in 2017 and 2016	4.7	4.7
Additional paid-in capital	9,925.2	9,686.0
Retained earnings	9,482.9	7,720.4
Accumulated other comprehensive income (loss)	165.5	(675.2)
Treasury stock, at cost (185.1 million and 181.5 million shares in 2017 and 2016)	(6,729.0)	(6,508.6)

Total stockholders' equity attributable to Principal Financial Group, Inc.	12,849.3	10,227.3

Total liabilities and stockholders' equity	$16,658.8	$14,064.0

See accompanying notes.

Statements of Operations

	For the year ended December 31,
	2017	2016	2015
	(in millions)
Revenues
Fees and other revenues	$7.8	$—	$—
Net investment income	9.7	3.4	1.6
Net realized capital losses	(0.6)	—	—

Total revenues	16.9	3.4	1.6
Expenses
Other operating costs and expenses	238.1	312.3	175.4

Total expenses	238.1	312.3	175.4

Loss before income taxes	(221.2)	(308.9)	(173.8)
Income taxes (benefits)	63.1	(134.9)	(71.2)
Equity in the net income of subsidiaries	2,594.7	1,490.5	1,336.6

Net income attributable to Principal Financial Group, Inc.	2,310.4	1,316.5	1,234.0
Less:
Preferred stock dividends	—	—	16.5
Excess of redemption value over carrying value of preferred shares redeemed	—	—	8.2

Net income available to common stockholders	$2,310.4	$1,316.5	$1,209.3

See accompanying notes.

 Statements of Cash Flows

	For the year ended December 31,
	2017	2016	2015
	(in millions)
Operating activities
Net income	$2,310.4	$1,316.5	$1,234.0
Adjustments to reconcile net income to net cash used in operating activities:
Net realized capital losses	0.6	—	—
Stock-based compensation	3.0	3.6	3.9
Equity in the net income of subsidiaries	(2,594.7)	(1,490.5)	(1,336.6)
Changes in:
Net cash flows for trading securities	(352.6)	—	—
Current and deferred income taxes (benefits)	163.8	(60.3)	(20.9)
Other	26.3	42.1	34.5

Net cash used in operating activities	(443.2)	(188.6)	(85.1)
Investing activities
Net purchases of property and equipment	(0.1)	(0.1)	—
Net change in other investments	(1.1)	1.3	5.4
Dividends and returns of capital received from unconsolidated entities	1,002.5	1,295.3	685.5

Net cash provided by investing activities	1,001.3	1,296.5	690.9
Financing activities
Issuance of common stock	162.5	37.8	76.1
Acquisition of treasury stock	(220.4)	(277.3)	(300.6)
Excess tax benefits from share-based payment arrangements	—	0.7	0.7
Dividends to common stockholders	(540.0)	(464.9)	(441.0)
Dividends to preferred stockholders	—	—	(16.5)
Preferred stock redemption	—	—	(550.0)
Principal repayments of long-term debt	—	(744.5)	—
Issuance of long-term debt	—	644.2	791.8

Net cash used in financing activities	(597.9)	(804.0)	(439.5)

Net increase (decrease) in cash and cash equivalents	(39.8)	303.9	166.3
Cash and cash equivalents at beginning of year	882.6	578.7	412.4

Cash and cash equivalents at end of year	$842.8	$882.6	$578.7

See accompanying notes.

(1)   Basis of Presentation

        The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of Principal Financial Group, Inc.

        In the parent company only financial statements, our investment in unconsolidated entities is stated at cost plus equity in undistributed earnings of subsidiaries.

        Principal Financial Group, Inc. sponsors nonqualified benefit plans for select employees and agents and is responsible for the obligations of these plans. Nonqualified plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The invested assets and benefit plan liabilities reported in the statements of financial position exclude amounts held in these trusts. The Rabbi trusts had $643.3 million and $570.9 million of plan assets and $524.7 million and $477.3 million of benefit plan liabilities as of December 31, 2017 and 2016, respectively.

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

(2)   Dividends and Returns of Capital Received from (Contributions to) Unconsolidated Entities

        The parent company received cash dividends and returns of capital totaling $1,002.5 million, $1,295.3 million and $685.5 million from subsidiaries in 2017, 2016 and 2015, respectively.

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

Schedule III — Supplementary Insurance Information
As of December 31, 2017 and 2016 and for each of the years ended December 31, 2017, 2016 and 2015

Segment	Deferred acquisition costs	Future policy benefits and claims	Contractholder and other policyholder funds
	(in millions)
2017:
Retirement and Income Solutions	$887.5	$18,437.2	$30,767.9
Principal Global Investors	—	—	—
Principal International	209.0	4,703.6	1,252.4
U.S. Insurance Solutions	2,444.2	9,700.1	7,322.3
Corporate	—	178.4	(337.8)

Total	$3,540.7	$33,019.3	$39,004.8

2016:
Retirement and Income Solutions	$812.7	$15,455.0	$30,796.8
Principal Global Investors	—	—	—
Principal International	196.0	4,182.2	1,316.9
U.S. Insurance Solutions	2,371.5	9,171.5	7,060.7
Corporate	—	192.0	(330.4)

Total	$3,380.2	$29,000.7	$38,844.0

 Schedule III — Supplementary Insurance Information — (continued)
As of December 31, 2017 and 2016 and for each of the years ended December 31, 2017, 2016 and 2015

Segment	Premiums and other considerations	Net investment income (1)	Benefits, claims and settlement expenses	Amortization of deferred acquisition costs	Other operating expenses (1)
	(in millions)
2017:
Retirement and Income Solutions	$3,671.1	$2,069.2	$4,972.6	$35.8	$1,158.1
Principal Global Investors	—	13.4	—	—	974.7
Principal International	218.0	510.6	507.1	22.4	404.3
U.S. Insurance Solutions	2,328.3	775.0	2,345.3	176.4	867.7
Corporate	—	91.1	(2.4)	—	254.4

Total	$6,217.4	$3,459.3	$7,822.6	$234.6	$3,659.2

2016:
Retirement and Income Solutions	$2,860.9	$1,931.2	$4,108.3	$161.4	$1,114.3
Principal Global Investors	—	12.6	—	—	935.8
Principal International	274.6	491.4	584.6	22.5	365.5
U.S. Insurance Solutions	2,163.6	751.2	2,221.4	101.2	796.4
Corporate	—	110.1	(1.1)	—	235.5

Total	$5,299.1	$3,296.5	$6,913.2	$285.1	$3,447.5

2015:
Retirement and Income Solutions	$3,011.4	$1,749.0	$4,158.4	$158.2	$1,126.8
Principal Global Investors	—	8.1	—	—	943.4
Principal International	252.9	495.9	573.9	19.1	368.9
U.S. Insurance Solutions	2,045.9	717.8	1,963.5	93.5	788.1
Corporate	0.1	81.3	1.9	—	174.4

Total	$5,310.3	$3,052.1	$6,697.7	$270.8	$3,401.6

(1)
Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates, and reported operating results would change by segment if different methods were applied.

 Schedule IV — Reinsurance
As of December 31, 2017, 2016 and 2015 and for each of the years then ended

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	($ in millions)
2017:
Life insurance in force	$486,887.5	$287,538.8	$1,059.5	$200,408.2	0.5%

Premiums:
Life insurance and annuities	$4,945.7	$320.7	$1.9	$4,626.9	—%
Accident and health insurance	1,753.6	163.1	—	1,590.5	—%

Total	$6,699.3	$483.8	$1.9	$6,217.4	—%

2016:
Life insurance in force	$437,977.4	$242,777.7	$1,087.8	$196,287.5	0.6%

Premiums:
Life insurance and annuities	$4,137.1	$285.2	$1.7	$3,853.6	—%
Accident and health insurance	1,616.7	171.2	—	1,445.5	—%

Total	$5,753.8	$456.4	$1.7	$5,299.1	—%

2015:
Life insurance in force	$390,603.3	$184,588.9	$1,187.1	$207,201.5	0.6%

Premiums:
Life insurance and annuities	$4,208.7	$255.3	$1.9	$3,955.3	—%
Accident and health insurance	1,502.1	147.1	—	1,355.0	—%

Total	$5,710.8	$402.4	$1.9	$5,310.3	—%