Form 10-Q
period 2018-03-31
PRINCIPAL FINANCIAL GROUP INC
filed 2018-05-02
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 25, 2018, was 286,386,230.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	March 31, 2018	December 31, 2017
	(Unaudited)
	(in millions)
Assets
Fixed maturities, available-for-sale (2018 and 2017 include $276.1 million and $268.0 million related to consolidated variable interest entities)	$58,682.7	$59,388.4
Fixed maturities, trading	658.1	566.0
Equity securities (2018 and 2017 include $821.8 million and $811.4 million related to consolidated variable interest entities)	1,927.5	1,866.6
Mortgage loans	14,486.3	14,150.5
Real estate (2018 and 2017 include $355.7 million and $370.3 million related to consolidated variable interest entities)	1,701.1	1,736.7
Policy loans	804.9	808.3
Other investments (2018 and 2017 include $211.2 million and $139.8 million related to consolidated variable interest entities and $17.9 million and $61.0 million measured at fair value under the fair value option)	3,692.2	3,586.2
Total investments	81,952.8	82,102.7
Cash and cash equivalents	2,335.7	2,470.8
Accrued investment income	636.0	610.6
Premiums due and other receivables	1,638.4	1,469.8
Deferred acquisition costs	3,467.9	3,540.7
Property and equipment	775.2	759.5
Goodwill	1,096.7	1,068.8
Other intangibles	1,392.4	1,314.7
Separate account assets (2018 and 2017 include $42,338.6 million and $41,540.8 million related to consolidated variable interest entities)	158,819.2	159,272.7
Other assets	1,522.2	1,330.9
Total assets	$253,636.5	$253,941.2
Liabilities
Contractholder funds (2018 and 2017 include $385.8 million and $380.6 million related to consolidated variable interest entities)	$38,319.7	$38,082.5
Future policy benefits and claims	33,266.5	33,019.3
Other policyholder funds	855.4	922.3
Short-term debt	78.1	39.5
Long-term debt	3,196.6	3,178.4
Income taxes currently payable	17.6	16.7
Deferred income taxes	909.0	1,092.5
Separate account liabilities (2018 and 2017 include $42,338.6 million and $41,540.8 million related to consolidated variable interest entities)	158,819.2	159,272.7
Other liabilities (2018 and 2017 include $288.7 million and $270.2 million related to consolidated variable interest entities)	5,790.8	5,294.1
Total liabilities	241,252.9	240,918.0

Redeemable noncontrolling interest (2018 and 2017 include $65.3 million and $52.4 million related to consolidated variable interest entities)	127.8	101.3

Stockholders’ equity
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 476.0 million and 474.1 million shares issued, and 287.7 million and 289.0 million shares outstanding in 2018 and 2017	4.7	4.7
Additional paid-in capital	9,981.8	9,925.2
Retained earnings	9,598.3	9,482.9
Accumulated other comprehensive income (loss)	(469.3)	165.5
Treasury stock, at cost (188.3 million and 185.1 million shares in 2018 and 2017)	(6,928.6)	(6,729.0)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	12,186.9	12,849.3
Noncontrolling interest	68.9	72.6
Total stockholders’ equity	12,255.8	12,921.9
Total liabilities and stockholders’ equity	$253,636.5	$253,941.2

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	March 31,
	2018	2017
	(in millions, except per share data)
Revenues
Premiums and other considerations	$995.2	$1,248.0
Fees and other revenues	1,011.3	940.6
Net investment income	902.2	877.4
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(15.2)	12.2
Net other-than-temporary impairment (losses) recoveries on available-for-sale securities	1.3	(27.3)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	(11.2)	(1.5)
Net impairment losses on available-for-sale securities	(9.9)	(28.8)
Net realized capital losses	(25.1)	(16.6)
Total revenues	2,883.6	3,049.4
Expenses
Benefits, claims and settlement expenses	1,411.1	1,657.3
Dividends to policyholders	30.5	34.9
Operating expenses	985.0	943.2
Total expenses	2,426.6	2,635.4
Income before income taxes	457.0	414.0
Income taxes	54.5	60.4
Net income	402.5	353.6
Net income attributable to noncontrolling interest	5.4	4.7
Net income attributable to Principal Financial Group, Inc.	$397.1	$348.9

Earnings per common share
Basic earnings per common share	$1.37	$1.21

Diluted earnings per common share	$1.36	$1.19

Dividends declared per common share	$0.51	$0.45

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	March 31,
	2018	2017
	(in millions)

Net income	$402.5	$353.6
Other comprehensive income (loss), net:
Net unrealized gains (losses) on available-for-sale securities	(805.5)	163.9
Noncredit component of impairment losses on fixed maturities, available-for-sale	9.3	0.7
Net unrealized losses on derivative instruments	(14.4)	(12.2)
Foreign currency translation adjustment	65.8	64.4
Net unrecognized postretirement benefit obligation	8.7	4.3
Other comprehensive income (loss)	(736.1)	221.1
Comprehensive income (loss)	(333.6)	574.7
Comprehensive income attributable to noncontrolling interest	6.3	5.7
Comprehensive income (loss) attributable to Principal Financial Group, Inc.	$(339.9)	$569.0

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders’
	stock	capital	earnings	income (loss)	stock	interest	equity
	(in millions)
Balances as of January 1, 2017	$4.7	$9,686.0	$7,720.4	$(675.2)	$(6,508.6)	$66.5	$10,293.8
Common stock issued	—	70.8	—	—	—	—	70.8
Stock-based compensation	—	24.2	(1.9)	—	—	0.1	22.4
Treasury stock acquired, common	—	—	—	—	(142.8)	—	(142.8)
Dividends to common stockholders	—	—	(130.0)	—	—	—	(130.0)
Distributions to noncontrolling interest	—	—	—	—	—	(1.0)	(1.0)
Contributions from noncontrolling interest	—	—	—	—	—	0.9	0.9
Purchase of subsidiary shares from noncontrolling
Adjustments to redemption amount of redeemable noncontrolling interest	—	(0.5)	—	—	—	—	(0.5)
Net income (1)	—	—	348.9	—	—	1.9	350.8
Other comprehensive income (1)	—	—	—	220.1	—	0.4	220.5
Balances as of March 31, 2017	$4.7	$9,780.5	$7,937.4	$(455.1)	$(6,651.4)	$68.8	$10,684.9

Balances as of January 1, 2018	$4.7	$9,925.2	$9,482.9	$165.5	$(6,729.0)	$72.6	$12,921.9
Common stock issued	—	32.5	—	—	—	—	32.5
Stock-based compensation	—	23.2	(1.5)	—	—	(0.6)	21.1
Treasury stock acquired, common	—	—	—	—	(199.6)	—	(199.6)
Dividends to common stockholders	—	—	(147.3)	—	—	—	(147.3)
Distributions to noncontrolling interest	—	—	—	—	—	(8.0)	(8.0)
Contributions from noncontrolling interest	—	—	—	—	—	0.1	0.1
Adjustments to redemption amount of redeemable noncontrolling interest	—	0.9	—	—	—	—	0.9
Effects of implementation of accounting change related to equity investments, net	—	—	1.0	(1.0)	—	—	—
Effects of implementation of accounting change related to revenue recognition, net	—	—	(65.0)	25.6	—	(0.3)	(39.7)
Effects of implementation of accounting change related to intra-entity asset transfer taxes, net	—	—	8.7	—	—	—	8.7
Effects of implementation of accounting change related to the reclassification of certain tax effects, net	—	—	(77.6)	77.6	—	—	—
Net income (1)	—	—	397.1	—	—	4.6	401.7
Other comprehensive loss (1)	—	—	—	(737.0)	—	0.5	(736.5)
Balances as of March 31, 2018	$4.7	$9,981.8	$9,598.3	$(469.3)	$(6,928.6)	$68.9	$12,255.8

(1) Excludes amounts attributable to redeemable noncontrolling interest.  See Note 10, Stockholders’ Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31,
	2018	2017
	(in millions)
Operating activities
Net income	$402.5	$353.6
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	25.1	16.6
Depreciation and amortization expense	50.6	48.1
Amortization of deferred acquisition costs and contract costs	73.0	52.3
Additions to deferred acquisition costs and contract costs	(107.3)	(104.4)
Stock-based compensation	21.6	22.1
Income from equity method investments, net of dividends received	(34.7)	(48.9)
Changes in:
Accrued investment income	(25.4)	(44.6)
Net cash flows for trading securities and equity securities with operating intent	(107.0)	109.0
Premiums due and other receivables	(57.0)	(44.1)
Contractholder and policyholder liabilities and dividends	300.2	429.8
Current and deferred income taxes	45.8	50.3
Real estate acquired through operating activities	(30.6)	(10.7)
Real estate sold through operating activities	46.4	0.4
Other assets and liabilities	143.6	(286.8)
Other	(0.3)	(19.8)
Net adjustments	344.0	169.3
Net cash provided by operating activities	746.5	522.9
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(3,330.8)	(4,307.0)
Sales	1,273.5	333.7
Maturities	1,555.0	2,460.8
Mortgage loans acquired or originated	(643.0)	(473.8)
Mortgage loans sold or repaid	331.8	329.3
Real estate acquired	(14.7)	(90.8)
Real estate sold	56.5	47.1
Net purchases of property and equipment	(26.0)	(43.8)
Purchase of interests in subsidiaries, net of cash acquired	(113.9)	—
Net change in other investments	(68.3)	(86.5)
Net cash used in investing activities	(979.9)	(1,831.0)
Financing activities
Issuance of common stock	32.5	70.8
Acquisition of treasury stock	(199.6)	(142.8)
Proceeds from financing element derivatives	—	0.1
Payments for financing element derivatives	(19.3)	(20.9)
Dividends to common stockholders	(147.3)	(130.0)
Issuance of long-term debt	18.0	—
Principal repayments of long-term debt	(0.3)	—
Net proceeds from short-term borrowings	38.0	7.6
Investment contract deposits	1,783.0	2,629.1
Investment contract withdrawals	(1,535.5)	(2,303.9)
Net increase in banking operation deposits	124.1	6.8
Other	4.7	6.4
Net cash provided by financing activities	98.3	123.2
Net decrease in cash and cash equivalents	(135.1)	(1,184.9)
Cash and cash equivalents at beginning of period	2,470.8	2,719.6
Cash and cash equivalents at end of period	$2,335.7	$1,534.7

See accompanying notes.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements

March 31, 2018
(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. (“PFG”) have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2017, included in our Form 10-K for the year ended December 31, 2017, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated statement of financial position as of December 31, 2017, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Certain reclassifications have been made to the prior period consolidated statements of cash flows to conform to the current period presentation.

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

March 31, 2018
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

Credit losses

This authoritative guidance requires entities to use a current expected credit loss (“CECL”) model to measure impairment for most financial assets that are not recorded at fair value through net income. Under the CECL model, an entity will estimate lifetime expected credit losses considering available relevant information about historical events, current conditions and reasonable and supportable forecasts. The CECL model does not apply to available-for-sale debt securities. This guidance also expands the required credit loss disclosures and will be applied using a modified retrospective approach by recording a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Early adoption is permitted.

January 1, 2020

We are currently evaluating the impact this guidance will have on our consolidated financial statements. We believe estimated credit losses under the CECL model will generally result in earlier loss recognition for loans and other receivables.

Targeted improvements to accounting for hedging activities

This authoritative guidance updates certain recognition and measurement requirements for hedge accounting. The objective of the guidance is to more closely align the economics of a company’s risk management activities in its financial results and reduce the complexity of applying hedge accounting. The updates include the expansion of hedging strategies that are eligible for hedge accounting, elimination of the separate measurement and reporting of hedge ineffectiveness, presentation of the changes in the fair value of the hedging instrument in the same consolidated statement of operations line as the earnings effect of the hedged item and simplification of hedge effectiveness assessments. This guidance also includes new disclosures and will be applied using a modified retrospective approach by recording a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Early adoption is permitted.

	January 1, 2019	We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Premium amortization on purchased callable debt securities

This authoritative guidance applies to entities that hold certain non-contingently callable debt securities, where the amortized cost basis is at a premium to the price repayable by the issuer at the earliest call date. Under the guidance the premium will be amortized to the first call date. This guidance requires adoption through a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Early adoption is permitted.

	January 1, 2019	We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)

March 31, 2018
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

January 1, 2019

Our evaluation process includes, but is not limited to, identifying leases that are within the scope of the guidance, reviewing and documenting our accounting for these contracts, implementing system and process changes and determining disclosure impacts. We are currently evaluating other impacts this guidance will have on our consolidated financial statements.

Standards adopted:

Reclassification of certain tax effects from accumulated other comprehensive income

This authoritative guidance permits a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for the stranded tax effects resulting from U.S. tax legislation enacted on December 22, 2017, which is referred to as the “Tax Cuts and Jobs Act” (“U.S. tax reform”). The amount of that reclassification includes the change in corporate income tax rate, as well as an election to include other income tax effects related to the application of U.S. tax reform. The guidance also requires disclosures about stranded tax effects.

January 1, 2018

We elected to early adopt the guidance. The guidance was applied at the beginning of the period of adoption and comparative periods were not restated. We reclassified the stranded tax effects in AOCI resulting from U.S. tax reform, which includes the change in corporate income tax rate and an election to reclassify the tax effects of the one-time deemed repatriation tax. A reclassification of $77.6 million was recorded as an increase to AOCI and a decrease to retained earnings.

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

January 1, 2018

We adopted the guidance using the modified retrospective approach. The guidance did not have a material impact on our consolidated financial statements. Further details are included under the caption “Adoption of Revenue Recognition Guidance” and in Note 13, Revenues from Contracts with Customers.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)

March 31, 2018
(Unaudited)

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters

Income tax - intra-entity transfers of assets

This authoritative guidance requires entities to recognize current and deferred income tax resulting from an intra-entity asset transfer when the transfer occurs. Prior to issuance of this guidance, U.S. GAAP did not allow recognition of income tax consequences until the asset had been sold to a third party. This guidance requires adoption through a cumulative effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption with early adoption permitted.

January 1, 2018

We adopted the guidance using the modified retrospective approach. A cumulative effect adjustment of $8.7 million was recorded as an increase to retained earnings. In addition, other assets and deferred income taxes decreased $21.1 million and $29.8 million, respectively, due to the adoption of this guidance.

Financial instruments - recognition and measurement

This authoritative guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The guidance eliminated the classification of equity securities into different categories (trading or available-for-sale) and requires equity investments to be measured at fair value with changes in the fair value recognized through net income. The guidance also updated certain financial instrument disclosures and eliminated the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments that are measured at amortized cost on the balance sheet.

January 1, 2018

We adopted this guidance using the modified retrospective approach. A cumulative effect adjustment of $1.0 million was recorded as a decrease to AOCI and a corresponding increase to retained earnings. The guidance did not have a material impact on our consolidated financial statements. As of December 31, 2017, we had $96.0 million of equity securities classified as available-for-sale and $1,770.6 million classified as trading. The consolidated statements of financial position have been updated to eliminate these classifications and present only equity securities. See Note 3, Investments, for further details.

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

	January 1, 2018	The guidance was adopted and did not have a material impact on our consolidated financial statements.

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

	January 1, 2018	The guidance was adopted and did not have a material impact on our consolidated financial statements.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)

March 31, 2018
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

	January 1, 2018	The guidance was adopted and did not have a material impact on our consolidated financial statements.

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

Adoption of Revenue Recognition Guidance

On January 1, 2018, we adopted the guidance using the modified retrospective approach. A cumulative effect adjustment of $39.7 million was recorded as a decrease to total stockholders’ equity. The impact of the guidance to our consolidated financial statements primarily relates to a change to the amortization pattern, or a write-off, of existing capitalized costs transferred from deferred acquisition costs (“DAC”) to a contract cost asset, where authoritative guidance was superseded. This was offset in part by deferring certain sales compensation related to obtaining customer contracts that was not previously capitalized.

Results of reporting periods beginning January 1, 2018, are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with our legacy accounting. The guidance did not have a material impact on our consolidated statements of operations and did not impact earnings per common share. The impacts to the consolidated statements of financial position were as follows:

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)

March 31, 2018
(Unaudited)

Consolidated Statements of Financial Position

	March 31, 2018
			Impact of adopting
			revenue recognition
	As reported	As adjusted (1)	accounting guidance
Assets	(in millions)
Deferred acquisition costs (2)	$3,467.9	$3,671.5	$(203.6)
Other assets (3)	1,522.2	1,380.9	141.3
Liabilities
Deferred income taxes	909.0	931.2	(22.2)
Stockholders’ equity
Total stockholders’ equity	12,255.8	12,295.9	(40.1)

(1)         Excludes the impact of adopting revenue recognition accounting guidance.

(2)         Certain costs to obtain a contract previously recorded as DAC are now recorded as a contract cost asset or are no longer deferrable under revenue recognition guidance.

(3)         Includes the contract cost asset.

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

As of March 31, 2018 and December 31, 2017, the separate accounts included a separate account valued at $142.8 million and $170.5 million, respectively, which primarily included shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability to eligible participants of the qualified plan. Changes in fair value of the separate

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)

March 31, 2018
(Unaudited)

account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

2. Variable Interest Entities

We have relationships with various types of entities which may be VIEs. Certain VIEs are consolidated in our financial results. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Consolidation” for further details of our consolidation accounting policies. We did not provide financial or other support to investees designated as VIEs for the periods ended March 31, 2018 and December 31, 2017.

Consolidated Variable Interest Entities

Grantor Trusts

We contributed undated subordinated floating rate notes to two grantor trusts. The trusts separated their cash flows by issuing an interest-only certificate and a residual certificate related to each note contributed. Each interest-only certificate entitles the holder to interest on the stated note for a specified term, while the residual certificate entitles the holder to interest payments subsequent to the term of the interest-only certificate and to all principal payments. We retained the interest-only certificates and the residual certificates were subsequently sold to third parties. We determined these grantor trusts are VIEs due to insufficient equity to sustain them. We determined we are the primary beneficiary as a result of our contribution of securities into the trusts and our significant continuing interest in the trusts.

Commercial Mortgage-Backed Securities

We sold commercial mortgage loans to a real estate mortgage investment conduit trust. The trust issued various commercial mortgage-backed securities (“CMBS”) certificates using the cash flows of the underlying commercial mortgage loans it purchased. This is considered a VIE due to insufficient equity to sustain itself. We determined we are the primary beneficiary as we retained the special servicing role for the assets within the trust as well as the ownership of the bond class that controls the unilateral kick-out rights of the special servicer.

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

March 31, 2018
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

Assets and Liabilities of Consolidated Variable Interest Entities

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	March 31, 2018		December 31, 2017
	Total	Total	Total	Total
	assets	liabilities	assets	liabilities
	(in millions)
Grantor trusts (1)	$277.2	$260.9	$268.8	$253.1
CMBS	8.6	—	9.4	—
Mandatory retirement savings funds (2)	43,119.2	42,724.5	42,311.4	41,921.4
Real estate (3)	374.1	43.1	387.1	19.5
Sponsored investment funds (4)	260.9	7.6	178.1	1.0
Total	$44,040.0	$43,036.1	$43,154.8	$42,195.0

(1)         The assets of grantor trusts are primarily fixed maturities, available-for-sale. The liabilities are primarily other liabilities that reflect an embedded derivative of the forecasted transaction to deliver the underlying securities.

(2)         The assets of the mandatory retirement savings funds include separate account assets and equity securities. The liabilities include separate account liabilities and contractholder funds.

(3)         The assets of the real estate VIEs primarily include real estate, other investments and cash. Liabilities primarily include other liabilities.

(4)         The assets of sponsored investment funds are primarily fixed maturities and equity securities, which are reported with other investments, and cash. The consolidated statements of financial position included a $65.3 million and $52.4 million redeemable noncontrolling interest for sponsored investment funds as of March 31, 2018 and December 31, 2017, respectively.

Unconsolidated Variable Interest Entities

Invested Securities

We hold a variable interest in a number of VIEs where we are not the primary beneficiary. Our investments in these VIEs are reported in fixed maturities, available-for-sale; fixed maturities, trading; equity securities (equity securities, trading as of December 31, 2017) and other investments in the consolidated statements of financial position and are described below.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)

March 31, 2018
(Unaudited)

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

We invest in cash collateralized debt obligations, collateralized bond obligations, collateralized loan obligations and other collateralized structures, which are VIEs due to insufficient equity to sustain the entities (collectively known as “collateralized private investment vehicles”). The performance of the notes of these synthetic structures is primarily linked to a synthetic portfolio by derivatives; each note has a specific loss attachment and detachment point. The notes and related derivatives are collateralized by a pool of permitted investments. The investments are held by a trustee and can only be liquidated to settle obligations of the trusts. These obligations primarily include derivatives and the notes due at maturity or termination of the trusts. We have determined we are not the primary beneficiary of these collateralized private investment vehicles primarily because we do not control the economic performance of the entities and were not involved with the design of the entities.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)

March 31, 2018
(Unaudited)

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to
	Asset carrying value	loss (1)
	(in millions)
March 31, 2018
Fixed maturities, available-for-sale:
Corporate	$241.7	$226.9
Residential mortgage-backed pass-through securities	2,414.4	2,435.1
Commercial mortgage-backed securities	3,741.4	3,800.9
Collateralized debt obligations	1,432.1	1,445.9
Other debt obligations	5,850.2	5,904.6
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	351.7	351.7
Commercial mortgage-backed securities	13.3	13.3
Collateralized debt obligations	1.0	1.0
Other debt obligations	2.0	2.0
Equity securities	112.6	112.6
Other investments:
Other limited partnership and fund interests	715.4	1,311.7

December 31, 2017
Fixed maturities, available-for-sale:
Corporate	$244.2	$224.5
Residential mortgage-backed pass-through securities	2,523.3	2,493.8
Commercial mortgage-backed securities	3,708.3	3,734.0
Collateralized debt obligations	1,359.3	1,372.1
Other debt obligations	5,646.2	5,645.1
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	366.5	366.5
Commercial mortgage-backed securities	0.7	0.7
Equity securities	77.1	77.1
Other investments:
Other limited partnership and fund interests	797.4	1,438.0

(1)         Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale. Our risk of loss is limited to our investment measured at fair value for our fixed maturities, trading and equity securities. Our risk of loss is limited to our carrying value plus any unfunded commitments and/or guarantees for our other investments. Unfunded commitments are not liabilities on our consolidated statements of financial position because we are only required to fund additional equity when called upon to do so by the general partner or investment manager.

Money Market Funds

We are the investment manager for certain money market mutual funds. These types of funds are exempt from assessment under any consolidation model due to a scope exception for money market funds registered under Rule 2a-7 of the Investment Company Act of 1940 or similar funds. As of March 31, 2018 and December 31, 2017, money market mutual funds we manage held $3.6 billion and $4.4 billion in total assets, respectively. We have no contractual obligation to contribute to these funds; however, we provide support through the waiver of fees and through expense reimbursements. The amount of fees waived and expenses reimbursed was insignificant.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)

March 31, 2018
(Unaudited)

3. Investments

Fixed Maturities and Equity Securities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities. Equity securities include mutual funds, common stock, non-redeemable preferred stock and required regulatory investments. We classify fixed maturities as either available-for-sale or trading at the time of the purchase and, accordingly, carry them at fair value. Equity securities are also carried at fair value. See Note 11, Fair Value Measurements, for methodologies related to the determination of fair value. Unrealized gains and losses related to fixed maturities, available-for-sale, excluding those in fair value hedging relationships, are reflected in stockholders’ equity, net of adjustments associated with DAC and related actuarial balances, derivatives in cash flow hedge relationships and applicable income taxes. Mark-to-market adjustments on equity securities, unrealized gains and losses related to hedged portions of fixed maturities, available-for-sale in fair value hedging relationships and mark-to-market adjustments on certain fixed maturities, trading are reflected in net realized capital gains (losses). Mark-to-market adjustments related to certain securities carried at fair value with an investment objective to realize economic value through mark-to-market changes are reflected in net investment income.

The cost of fixed maturities is adjusted for amortization of premiums and accrual of discounts, both computed using the interest method. The cost of fixed maturities, available-for-sale is adjusted for declines in value that are other than temporary. Impairments in value deemed to be other than temporary are primarily reported in net income as a component of net realized capital gains (losses), with noncredit impairment losses for certain fixed maturities, available-for-sale reported in other comprehensive income (“OCI”). For loan-backed and structured securities, we recognize income using a constant effective yield based on currently anticipated cash flows.

The recognition and measurement of equity investments was changed under authoritative guidance effective January 1, 2018. The guidance eliminated the classification of equity securities into different categories (trading or available-for-sale) and requires equity investments to be measured at fair value with changes in the fair value recognized through net income. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Recent Accounting Pronouncements” for details of the adoption.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)

March 31, 2018
(Unaudited)

The amortized cost, gross unrealized gains and losses, other-than-temporary impairments in AOCI and fair value of available-for-sale securities were as follows:

					Other-than-
		Gross	Gross		temporary
	Amortized	unrealized	unrealized		impairments in
	cost	gains	losses	Fair value	AOCI (1)
	(in millions)
March 31, 2018
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,345.0	$19.6	$16.1	$1,348.5	$—
Non-U.S. governments	898.4	71.1	10.7	958.8	—
States and political subdivisions	6,251.5	259.1	52.0	6,458.6	—
Corporate	35,006.8	1,780.9	364.8	36,422.9	0.8
Residential mortgage-backed pass-through securities	2,435.1	31.3	52.0	2,414.4	—
Commercial mortgage-backed securities	3,800.9	20.7	80.2	3,741.4	40.2
Collateralized debt obligations	1,445.9	1.0	14.8	1,432.1	0.8
Other debt obligations	5,960.5	27.2	81.7	5,906.0	40.3
Total fixed maturities, available-for-sale	$57,144.1	$2,210.9	$672.3	$58,682.7	$82.1

December 31, 2017
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,314.5	$44.9	$7.7	$1,351.7	$—
Non-U.S. governments	820.5	84.6	3.6	901.5	—
States and political subdivisions	6,446.1	371.4	15.9	6,801.6	—
Corporate	34,673.0	2,464.2	104.1	37,033.1	0.5
Residential mortgage-backed pass-through securities	2,493.8	50.8	21.3	2,523.3	—
Commercial mortgage-backed securities	3,734.0	32.7	58.4	3,708.3	50.6
Collateralized debt obligations	1,372.1	2.7	15.5	1,359.3	0.3
Other debt obligations	5,708.1	42.0	40.5	5,709.6	41.9
Total fixed maturities, available-for-sale	$56,562.1	$3,093.3	$267.0	$59,388.4	$93.3
Total equity securities, available-for-sale	$94.0	$7.4	$5.4	$96.0

(1)         Excludes $94.4 million and $103.0 million as of March 31, 2018 and December 31, 2017, respectively, of net unrealized gains on impaired fixed maturities, available-for-sale related to changes in fair value subsequent to the impairment date, which are included in gross unrealized gains and gross unrealized losses.

The amortized cost and fair value of fixed maturities, available-for-sale as of March 31, 2018, by expected maturity, were as follows:

	Amortized cost	Fair value
	(in millions)
Due in one year or less	$2,905.2	$2,912.7
Due after one year through five years	10,900.8	11,046.9
Due after five years through ten years	10,130.5	10,194.1
Due after ten years	19,565.2	21,035.1
Subtotal	43,501.7	45,188.8
Mortgage-backed and other asset-backed securities	13,642.4	13,493.9
Total	$57,144.1	$58,682.7

Actual maturities may differ because borrowers may have the right to call or prepay obligations. Our portfolio is diversified by industry, issuer and asset class. Credit concentrations are managed to established limits.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)

March 31, 2018
(Unaudited)

Net Realized Capital Gains and Losses

Net realized capital gains and losses on sales of investments are determined on the basis of specific identification. In general, in addition to realized capital gains and losses on investment sales and periodic settlements on derivatives not designated as hedges, we report gains and losses related to the following in net realized capital gains (losses): other-than-temporary impairments of securities and subsequent realized recoveries, mark-to-market adjustments on equity securities, mark-to-market adjustments on certain fixed maturities, trading, mark-to-market adjustments on sponsored investment funds, fair value hedge and cash flow hedge ineffectiveness, mark-to-market adjustments on derivatives not designated as hedges, changes in the mortgage loan valuation allowance provision, impairments of real estate held for investment and impairments on equity method investments. Investment gains and losses on sales of certain real estate held for sale due to investment strategy and mark-to-market adjustments on certain securities carried at fair value with an investment objective to realize economic value through mark-to-market changes are reported as net investment income and are excluded from net realized capital gains (losses). The major components of net realized capital gains (losses) on investments were as follows:

	For the three months ended March 31,
	2018	2017
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$4.3	$4.0
Gross losses	(26.7)	(8.2)
Net impairment losses	(9.9)	(28.8)
Hedging, net	(5.1)	(13.3)
Fixed maturities, trading (1)	(10.7)	0.3
Equity securities, trading (2)	—	21.7
Equity securities (3)	(2.0)	—
Mortgage loans	0.4	(0.4)
Derivatives	9.4	(6.7)
Other	15.2	14.8
Net realized capital losses	$(25.1)	$(16.6)

(1)         Unrealized gains (losses) on fixed maturities, trading still held at the reporting date were $(10.7) million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.

(2)         Unrealized gains (losses) on equity securities, trading still held at the reporting date were $17.7 million for the three months ended March 31, 2017. This excludes $20.9 million of unrealized gains (losses) on equity securities, trading still held at the reporting date for the three months ended March 31, 2017, that were reported in net investment income.

(3)         Unrealized gains (losses) on equity securities still held at the reporting date were $(5.0) million for the three months ended March 31, 2018.

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $1,211.8 million and $361.3 million for the three months ended March 31, 2018 and 2017, respectively.

Other-Than-Temporary Impairments

We have a process in place to identify fixed maturity securities that could potentially have an impairment that is other than temporary. Prior to 2018, we also used this process to assess equity securities for impairment. This process involves monitoring market events that could impact issuers’ credit ratings, business climate, management changes, litigation and government actions and other similar factors. This process also involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)

March 31, 2018
(Unaudited)

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

The way in which impairment losses on fixed maturities are recognized in the financial statements is dependent on the facts and circumstances related to the specific security. If we intend to sell a security or it is more likely than not that we would be required to sell a security before the recovery of its amortized cost, we recognize an other-than-temporary impairment in net income for the difference between amortized cost and fair value. If we do not expect to recover the amortized cost basis, we do not plan to sell the security and if it is not more likely than not that we would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. We recognize the credit loss portion in net income and the noncredit loss portion in OCI (“bifurcated OTTI”). Prior to 2018, impairment losses on equity securities were recognized in net income and were measured as the difference between amortized cost and fair value.

Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, were as follows:

	For the three months ended March 31,
	2018	2017
	(in millions)
Fixed maturities, available-for-sale	$1.3	$(27.3)
Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities	1.3	(27.3)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from OCI (1)	(11.2)	(1.5)
Net impairment losses on available-for-sale securities	$(9.9)	$(28.8)

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

March 31, 2018
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

	For the three months ended March 31,
	2018	2017
	(in millions)
Beginning balance	$(124.3)	$(139.9)
Credit losses for which an other-than-temporary impairment was not previously recognized	(4.6)	(13.3)
Credit losses for which an other-than-temporary impairment was previously recognized	(9.8)	(9.5)
Reduction for credit losses previously recognized on fixed maturities now sold, paid down or intended to be sold	7.3	7.5
Net reduction for positive changes in cash flows expected to be collected and amortization (1)	2.2	2.9
Foreign currency translation adjustment	—	(0.1)
Ending balance	$(129.2)	$(152.4)

(1)   Amounts are recognized in net investment income.

Gross Unrealized Losses for Available-for-Sale Securities

For available-for-sale securities with unrealized losses, including other-than-temporary impairment losses reported in OCI, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2018
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$484.5	$7.5	$178.4	$8.6	$662.9	$16.1
Non-U.S. governments	306.3	9.1	18.3	1.6	324.6	10.7
States and political subdivisions	1,743.8	29.5	415.5	22.5	2,159.3	52.0
Corporate	12,606.8	281.5	1,345.4	83.3	13,952.2	364.8
Residential mortgage-backed pass- through securities	969.4	16.6	697.3	35.4	1,666.7	52.0
Commercial mortgage-backed securities	1,916.9	30.5	804.6	49.7	2,721.5	80.2
Collateralized debt obligations	1,095.7	1.6	38.5	13.2	1,134.2	14.8
Other debt obligations	3,870.6	51.7	872.1	30.0	4,742.7	81.7
Total fixed maturities, available-for-sale	$22,994.0	$428.0	$4,370.1	$244.3	$27,364.1	$672.3

Of the total amounts, Principal Life Insurance Company’s (“Principal Life’s”) consolidated portfolio represented $26,503.7 million in available-for-sale fixed maturities with gross unrealized losses of $635.5 million. Of the available-for-sale fixed maturities within Principal Life’s consolidated portfolio in a gross unrealized loss position, 97% were investment grade (rated AAA through BBB-) with an average price of 98 (carrying value/amortized cost) as of March 31, 2018. Gross unrealized losses in our fixed maturities portfolio increased during the three months ended March 31, 2018, primarily due to an increase in interest rates and a widening of credit spreads.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)

March 31, 2018
(Unaudited)

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 2,805 securities with a carrying value of $22,271.1 million and unrealized losses of $401.3 million reflecting an average price of 98 as of March 31, 2018. Of this portfolio, 97% was investment grade (rated AAA through BBB-) as of March 31, 2018, with associated unrealized losses of $383.3 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 740 securities with a carrying value of $4,232.6 million and unrealized losses of $234.2 million. The average credit rating of this portfolio was AA- with an average price of 95 as of March 31, 2018. Of the $234.2 million in unrealized losses, the corporate sector accounts for $75.2 million in unrealized losses with an average price of 94 and an average credit rating of BBB+. The remaining unrealized losses also include $49.0 million within the commercial mortgage-backed securities sector with an average price of 94 and an average credit rating of AA+. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be at maturity, we did not consider these investments to be other-than-temporarily impaired as of March 31, 2018.

	December 31, 2017
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

Of the total amounts, Principal Life Insurance Company’s (“Principal Life’s”) consolidated portfolio represented $14,059.5 million in available-for-sale fixed maturities with gross unrealized losses of $239.7 million. Of the available-for-sale fixed maturities within Principal Life’s consolidated portfolio in a gross unrealized loss position, 97% were investment grade (rated AAA through BBB-) with an average price of 98 (carrying value/amortized cost) as of December 31, 2017. Gross unrealized losses in our fixed maturities portfolio decreased during the year ended December 31, 2017, primarily due to tightening of credit spreads.

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 1,209 securities with a carrying value of $9,360.9 million and unrealized losses of $75.4 million reflecting an average price of 99 as of December 31, 2017. Of this portfolio, 98% was investment grade (rated AAA through BBB-) as of December 31, 2017, with associated unrealized losses of $71.5 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 775 securities with a carrying value of $4,698.6 million and unrealized losses of $164.3 million. The average credit rating of this portfolio was AA- with an average price of 97 as of December 31, 2017. Of the

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)

March 31, 2018
(Unaudited)

$164.3 million in unrealized losses, the corporate sector accounts for $52.2 million in unrealized losses with an average price of 97 and an average credit rating of BBB+. The remaining unrealized losses also include $38.1 million within the commercial mortgage-backed securities sector with an average price of 96 and an average credit rating of AA+. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

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

	March 31, 2018	December 31, 2017
	(in millions)
Net unrealized gains on fixed maturities, available-for-sale (1)	$1,612.8	$2,898.5
Noncredit component of impairment losses on fixed maturities, available-for-sale	(82.1)	(93.3)
Net unrealized gains on equity securities, available-for-sale	—	2.0
Adjustments for assumed changes in amortization patterns	(62.2)	(150.6)
Adjustments for assumed changes in policyholder liabilities	(464.8)	(645.5)
Net unrealized gains on derivative instruments	86.6	108.2
Net unrealized gains on equity method subsidiaries and noncontrolling interest adjustments	34.8	31.3
Provision for deferred income taxes	(241.3)	(695.5)
Net unrealized gains on available-for-sale securities and derivative instruments	$883.8	$1,455.1

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

	March 31, 2018	December 31, 2017
	(in millions)
Commercial mortgage loans	$13,169.9	$12,897.3
Residential mortgage loans	1,349.4	1,285.9
Total amortized cost	14,519.3	14,183.2

Valuation allowance	(33.0)	(32.7)
Total carrying value	$14,486.3	$14,150.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)

March 31, 2018
(Unaudited)

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. Mortgage loans purchased and sold were as follows:

	For the three months ended March 31,
	2018	2017
	(in millions)
Commercial mortgage loans:
Purchased	$—	$27.6
Residential mortgage loans:
Purchased	112.2	91.7
Sold	23.6	13.0

Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on stabilized properties. Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	March 31, 2018		December 31, 2017
	Amortized	Percent	Amortized	Percent
	cost	of total	cost	of total
	($ in millions)
Geographic distribution
New England	$621.2	4.7%	$591.8	4.6%
Middle Atlantic	3,692.2	28.1	3,623.0	28.1
East North Central	673.3	5.1	675.2	5.2
West North Central	162.0	1.2	174.9	1.4
South Atlantic	2,296.9	17.5	2,325.3	18.0
East South Central	373.3	2.8	375.7	2.9
West South Central	1,069.9	8.1	1,072.4	8.3
Mountain	1,020.2	7.7	1,039.3	8.1
Pacific	3,086.5	23.5	2,849.0	22.1
International	174.4	1.3	170.7	1.3
Total	$13,169.9	100.0%	$12,897.3	100.0%

Property type distribution
Office	$4,765.6	36.2%	$4,700.2	36.4%
Retail	2,594.3	19.7	2,612.7	20.3
Industrial	1,977.9	15.0	1,881.5	14.6
Apartments	3,434.3	26.1	3,301.9	25.6
Hotel	124.6	0.9	130.9	1.0
Mixed use/other	273.2	2.1	270.1	2.1
Total	$13,169.9	100.0%	$12,897.3	100.0%

Our residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $21.1 million and $23.0 million and first lien mortgages with an amortized cost of $1,328.3 million and $1,262.9 million as of March 31, 2018 and December 31, 2017, respectively. Our residential home equity mortgages are concentrated in the United States and are generally second lien mortgages comprised of closed-end loans and lines of credit. Our first lien loans are concentrated in Chile and the United States.

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

March 31, 2018
(Unaudited)

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

The amortized cost of our commercial mortgage loan portfolio by credit risk, as determined by our internal rating system expressed in terms of an S&P bond equivalent rating, was as follows:

	March 31, 2018
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$11,870.6	$126.5	$11,997.1
BBB+ thru BBB-	984.4	90.8	1,075.2
BB+ thru BB-	91.0	—	91.0
B+ and below	6.4	0.2	6.6
Total	$12,952.4	$217.5	$13,169.9

	December 31, 2017
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$11,636.2	$129.0	$11,765.2
BBB+ thru BBB-	934.1	102.4	1,036.5
BB+ thru BB-	89.0	—	89.0
B+ and below	6.3	0.3	6.6
Total	$12,665.6	$231.7	$12,897.3

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

The amortized cost of our performing and non-performing residential mortgage loans was as follows:

	March 31, 2018
	Home equity	First liens	Total
	(in millions)
Performing	$14.9	$1,313.7	$1,328.6
Non-performing	6.2	14.6	20.8
Total	$21.1	$1,328.3	$1,349.4

	December 31, 2017
	Home equity	First liens	Total
	(in millions)
Performing	$16.5	$1,251.4	$1,267.9
Non-performing	6.5	11.5	18.0
Total	$23.0	$1,262.9	$1,285.9

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

March 31, 2018
(Unaudited)

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

The amortized cost of mortgage loans on non-accrual status was as follows:

	March 31, 2018	December 31, 2017
	(in millions)
Residential:
Home equity	$6.2	$6.5
First liens	4.7	3.9
Total	$10.9	$10.4

The aging of our mortgage loans, based on amortized cost, was as follows:

	March 31, 2018
							Recorded
							investment
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total loans	accruing
	(in millions)
Commercial-brick and mortar	$—	$—	$—	$—	$12,952.4	$12,952.4	$—
Commercial-CTL	—	—	—	—	217.5	217.5	—
Residential-home equity	1.2	0.6	0.8	2.6	18.5	21.1	—
Residential-first liens	65.0	9.5	13.8	88.3	1,240.0	1,328.3	9.9
Total	$66.2	$10.1	$14.6	$90.9	$14,428.4	$14,519.3	$9.9

	December 31, 2017
							Recorded
							investment
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total loans	accruing
	(in millions)
Commercial-brick and mortar	$—	$—	$—	$—	$12,665.6	$12,665.6	$—
Commercial-CTL	—	—	—	—	231.7	231.7	—
Residential-home equity	1.9	0.7	0.8	3.4	19.6	23.0	—
Residential-first liens	37.2	7.9	10.6	55.7	1,207.2	1,262.9	7.6
Total	$39.1	$8.6	$11.4	$59.1	$14,124.1	$14,183.2	$7.6

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

March 31, 2018
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)

March 31, 2018
(Unaudited)

A rollforward of our valuation allowance and ending balances of the allowance and loan balance by basis of impairment method was as follows:

	Commercial	Residential	Total
	(in millions)
For the three months ended March 31, 2018
Beginning balance	$25.8	$6.9	$32.7
Provision	0.8	(1.0)	(0.2)
Charge-offs	—	(0.5)	(0.5)
Recoveries	—	1.0	1.0
Ending balance	$26.6	$6.4	$33.0
Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$—	$4.3	$4.3
Collectively evaluated for impairment	26.6	2.1	28.7
Allowance ending balance	$26.6	$6.4	$33.0
Loan balance by basis of impairment method:
Individually evaluated for impairment	$—	$12.1	$12.1
Collectively evaluated for impairment	13,169.9	1,337.3	14,507.2
Loan ending balance	$13,169.9	$1,349.4	$14,519.3

For the three months ended March 31, 2017
Beginning balance	$27.4	$17.5	$44.9
Provision	0.6	—	0.6
Charge-offs	—	(1.6)	(1.6)
Recoveries	—	1.3	1.3
Ending balance	$28.0	$17.2	$45.2
Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$—	$5.8	$5.8
Collectively evaluated for impairment	28.0	11.4	39.4
Allowance ending balance	$28.0	$17.2	$45.2
Loan balance by basis of impairment method:
Individually evaluated for impairment	$—	$18.0	$18.0
Collectively evaluated for impairment	12,165.7	1,249.6	13,415.3
Loan ending balance	$12,165.7	$1,267.6	$13,433.3

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)

March 31, 2018
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

	March 31, 2018
		Unpaid
	Recorded	principal	Related
	investment	balance	allowance
	(in millions)
With no related allowance recorded:
Residential-first liens	$0.9	$0.8	$—
With an allowance recorded:
Residential-home equity	7.2	8.2	4.1
Residential-first liens	4.0	4.0	0.2
Total:
Residential	$12.1	$13.0	$4.3

	December 31, 2017
		Unpaid
	Recorded	principal	Related
	investment	balance	allowance
	(in millions)
With no related allowance recorded:
Residential-first liens	$0.9	$0.8	$—
With an allowance recorded:
Residential-home equity	7.6	8.6	4.3
Residential-first liens	4.0	4.0	0.2
Total:
Residential	$12.5	$13.4	$4.5

	Average
	recorded	Interest income
	investment	recognized
	(in millions)
For the three months ended March 31, 2018
With no related allowance recorded:
Residential-first liens	$0.9	$—
With an allowance recorded:
Residential-home equity	7.4	0.1
Residential-first liens	4.0	—
Total:
Residential	$12.3	$0.1

For the three months ended March 31, 2017
With no related allowance recorded:
Residential-first liens	$1.0	$—
With an allowance recorded:
Residential-home equity	13.0	0.1
Residential-first liens	4.7	—
Total:
Residential	$18.7	$0.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)

March 31, 2018
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

The following table includes information about outstanding loans that were modified and met the criteria of a TDR during the periods indicated. In addition, the table includes information for loans that were modified and met the criteria of a TDR within the past twelve months that were in payment default during the periods indicated:

	For the three months ended March 31, 2018
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Residential-home equity	3	$0.2	—	$—
Total	3	$0.2	—	$—

	For the three months ended March 31, 2017
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Residential-home equity	5	$0.3	—	$—
Residential-first liens	—	—	1	0.1
Total	5	$0.3	1	$0.1

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

Securities Posted as Collateral

As of March 31, 2018 and December 31, 2017, we posted $3,569.0 million and $2,807.4 million, respectively, in commercial mortgage loans and home equity mortgages to satisfy collateral requirements associated with our obligation under funding agreements with Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, as of March 31, 2018 and December 31, 2017, we posted $2,237.1 million and $2,486.2 million, respectively, in fixed maturities, available-for-sale and trading securities to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant (“FCM”) agreements, a lending arrangement and our obligation under funding agreements with FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as mortgage loans and fixed maturities, available-for-sale, respectively, on our consolidated statements of financial position. Of the securities posted as collateral, as of March 31, 2018 and December 31, 2017, $168.9 million and $173.3 million, respectively, could be sold or repledged by the secured party.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)

March 31, 2018
(Unaudited)

Balance Sheet Offsetting

Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	assets (1)	instruments (2)	received	Net amount
	(in millions)
March 31, 2018
Derivative assets	$217.6	$(100.7)	$(109.8)	$7.1
Reverse repurchase agreements	28.5	—	(28.5)	—
Total	$246.1	$(100.7)	$(138.3)	$7.1
December 31, 2017
Derivative assets	$287.0	$(116.3)	$(149.5)	$21.2
Reverse repurchase agreements	17.6	—	(17.6)	—
Total	$304.6	$(116.3)	$(167.1)	$21.2

(1)         The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents, respectively, on the consolidated statements of financial position. The above excludes $19.0 million and $17.0 million of derivative assets as of March 31, 2018 and December 31, 2017, respectively, that are not subject to master netting agreements or similar agreements. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.

(2)         Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	liabilities (1)	instruments (2)	pledged	Net amount
	(in millions)
March 31, 2018
Derivative liabilities	$259.1	$(100.7)	$(138.4)	$20.0
Repurchase agreements	8.8	—	(8.8)	—
Total	$267.9	$(100.7)	$(147.2)	$20.0
December 31, 2017
Derivative liabilities	$272.5	$(116.3)	$(143.5)	$12.7
Total	$272.5	$(116.3)	$(143.5)	$12.7

(1)         The gross amount of recognized derivative liabilities are reported with other liabilities on the consolidated statements of financial position. The above excludes $359.2 million and $415.6 million of derivative liabilities as of March 31, 2018 and December 31, 2017, respectively, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amount of recognized repurchase agreement liabilities are reported with short-term debt on the consolidated statements of financial position. The gross amounts of derivative and repurchase agreement liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.

(2)         Represents amount of offsetting derivative assets that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative liabilities for presentation on the consolidated statements of financial position.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)

March 31, 2018
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

Interest rate options, including interest rate caps and interest rate floors, which can be combined to form interest rate collars, are contracts that entitle the purchaser to pay or receive the amounts, if any, by which a specified market rate exceeds a cap strike interest rate, or falls below a floor strike interest rate, respectively, at specified dates. We use interest rate options to manage prepayment risks in our assets and minimum guaranteed interest rates and lapse risks in our liabilities.

A swaption is an option to enter into an interest rate swap at a future date. We have purchased swaptions to offset or modify existing exposures. Swaptions provide us the benefit of the agreed-upon strike rate if the market rates for liabilities are higher, with the flexibility to enter into the current market rate swap if the market rates for liabilities are lower. Swaptions not only hedge against the downside risk, but also allow us to take advantage of any upside benefits.

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

March 31, 2018
(Unaudited)

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

We purchase equity call spreads (“option collars”) to hedge the equity participation rates promised to contractholders in conjunction with our fixed deferred annuity and universal life products that credit interest based on changes in an external equity index. We use exchange-traded futures and equity put options to hedge against changes in the value of the GMWB liability related to the GMWB rider on our variable annuity product, as previously explained. The premium associated with certain options is paid quarterly over the life of the option contract.

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

March 31, 2018
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)

March 31, 2018
(Unaudited)

We posted $183.0 million and $195.0 million in cash and securities under collateral arrangements as of March 31, 2018 and December 31, 2017, respectively, to satisfy collateral and initial margin requirements associated with our derivative credit support agreements and FCM agreements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of March 31, 2018 and December 31, 2017, was $260.3 million and $280.4 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral triggers, we posted collateral and initial margin of $183.0 million and $195.0 million as of March 31, 2018 and December 31, 2017, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2018, we would be required to post an additional $30.9 million of collateral to our counterparties.

As of March 31, 2018 and December 31, 2017, we had received $97.2 million and $124.7 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)

March 31, 2018
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

	March 31, 2018	December 31, 2017
	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$25,163.9	$23,543.4
Interest rate options	1,127.0	657.0
Interest rate futures	82.0	236.5
Swaptions	—	14.0
Foreign exchange contracts:
Currency swaps	872.9	888.6
Currency forwards	807.4	915.5
Currency options	636.9	583.6
Equity contracts:
Equity options	3,727.1	3,649.4
Equity futures	309.7	357.8
Credit contracts:
Credit default swaps	568.5	668.5
Other contracts:
Embedded derivatives	9,472.2	9,402.3
Total notional amounts at end of period	$42,767.6	$40,916.6

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$119.7	$163.4
Interest rate options	16.6	19.8
Foreign exchange contracts:
Currency swaps	75.6	79.1
Currency forwards	15.2	24.3
Currency options	0.6	1.6
Equity contracts:
Equity options	15.4	18.2
Credit contracts:
Credit default swaps	4.2	5.0
Total gross credit exposure	247.3	311.4
Less: collateral received	150.5	159.7
Net credit exposure	$96.8	$151.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)

March 31, 2018
(Unaudited)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$—	$—	$18.3	$22.9
Foreign exchange contracts	32.4	39.6	43.3	36.3
Total derivatives designated as hedging instruments	$32.4	$39.6	$61.6	$59.2

Derivatives not designated as hedging instruments
Interest rate contracts	$125.8	$175.2	$31.2	$33.6
Foreign exchange contracts	58.9	66.2	22.8	26.3
Equity contracts	15.4	18.2	144.1	154.1
Credit contracts	4.1	4.8	1.4	1.5
Other contracts	—	—	357.2	413.4
Total derivatives not designated as hedging instruments	204.2	264.4	556.7	628.9

Total derivative instruments	$236.6	$304.0	$618.3	$688.1

(1)         The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.

(2)         The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivative liabilities with a fair value of $96.2 million and $160.3 million as of March 31, 2018 and December 31, 2017, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also have purchased credit protection with identical underlyings to certain of our sold protection transactions. As of March 31, 2018 and December 31, 2017, we did not purchase credit protection relating to our sold protection transactions. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

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

March 31, 2018
(Unaudited)

The following tables show our credit default swap protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	March 31, 2018
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
	(in millions)
Single name credit default swaps
Corporate debt
AAA	$30.0	$0.3	$30.0	1.0
AA	20.0	—	20.0	0.3
A	85.0	0.4	85.0	0.6
BBB	225.0	2.1	225.0	1.2
B	20.0	(0.6)	20.0	1.6
Government/municipalities
AA	20.0	0.3	20.0	1.7
Sovereign
A	10.0	0.1	10.0	1.5
BBB	55.0	0.7	55.0	2.1
Total single name credit default swaps	465.0	3.3	465.0	1.2
Total credit default swap protection sold	$465.0	$3.3	$465.0	1.2

	December 31, 2017
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
	(in millions)
Single name credit default swaps
Corporate debt
AAA	$30.0	$0.3	$30.0	1.2
AA	30.0	0.1	30.0	0.5
A	105.0	0.5	105.0	0.6
BBB	255.0	2.5	255.0	1.3
B	20.0	(0.5)	20.0	1.8
Government/municipalities
AA	20.0	0.3	20.0	2.0
Sovereign
A	10.0	0.2	10.0	1.7
BBB	55.0	0.8	55.0	2.3
Total single name credit default swaps	525.0	4.2	525.0	1.3
Total credit default swap protection sold	$525.0	$4.2	$525.0	1.3

Fair Value Hedges

We use fixed-to-floating rate interest rate swaps to more closely align the interest rate characteristics of certain assets and have used to align the interest rate characteristics of certain liabilities. In general, these swaps are used in asset and liability management to modify duration, which is a measure of sensitivity to interest rate changes.

The net interest effect of interest rate swap transactions for derivatives in fair value hedges is recorded as an adjustment to income or expense of the underlying hedged item in our consolidated statements of operations.

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

March 31, 2018
(Unaudited)

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

				Amount of gain (loss)
	Amount of gain (loss)			recognized in net income on
	recognized in net income on			related hedged item for the
	derivatives for the three months			three months ended
Derivatives in fair value hedging	ended March 31, (1)		Hedged items in fair value	March 31, (1)
relationships	2018	2017	hedging relationships	2018	2017
	(in millions)			(in millions)
Interest rate contracts	$5.4	$2.0	Fixed maturities, available-for-sale	$(5.5)	$(2.0)
Interest rate contracts	—	(0.7)	Investment contracts	—	0.6
Total	$5.4	$1.3	Total	$(5.5)	$(1.4)

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

	Amount of gain (loss) for the three
	months ended March 31,
Hedged item	2018	2017
	(in millions)
Fixed maturities, available-for-sale (1)	$(2.0)	$(3.2)
Investment contracts (2)	—	0.4

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

The maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 2.3 years. As of March 31, 2018, we had $0.0 million of net gains reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from AOCI into net income. We reclassified $0.1 million and $0.0 million from AOCI into net realized capital gains (losses) as a result of the determination that hedged cash flows were probable of not occurring during the three months ended March 31, 2018 and 2017, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)

March 31, 2018
(Unaudited)

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of operations and consolidated statements of financial position. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

		Amount of gain (loss)			Amount of gain (loss)
		recognized in AOCI on			reclassified from AOCI on
		derivatives (effective portion)		Location of gain (loss)	derivatives (effective portion)
Derivatives in cash		for the three months ended		reclassified from AOCI	for the three months ended
flow hedging		March 31,		into net income	March 31,
relationships	Related hedged item	2018	2017	(effective portion)	2018	2017
		(in millions)			(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$(4.6)	$(32.3)	Net investment income	$5.4	$5.2
				Net realized capital losses	—	(0.7)
Interest rate contracts	Debt	—	—	Operating expense	(2.6)	(2.6)
Foreign exchange contracts	Fixed maturities, available-for-sale	(18.8)	(20.2)	Net realized capital gains (losses)	(0.4)	10.6
Foreign exchange contracts	Investment contracts	(0.1)	—	Benefits, claims and settlement expenses	—	—
Total		$(23.5)	$(52.5)	Total	$2.4	$12.5

The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in cash flow hedging relationships.

	Amount of gain (loss) for the three
	months ended March 31,
Hedged item	2018	2017
	(in millions)
Fixed maturities, available-for-sale (1)	$1.6	$1.8
Investment contracts (2)	(0.1)	(0.8)

(1)   Reported in net investment income on the consolidated statements of operations.

(2)   Reported in benefits, claims and settlement expenses on the consolidated statements of operations.

The ineffective portion of our cash flow hedges is reported in net realized capital gains (losses) on the consolidated statements of operations. The net gain resulting from the ineffective portion of derivatives in cash flow hedging relationships was $0.0 million and $0.0 million for the three months ended March 31, 2018 and 2017, respectively.

We expect to reclassify net gains of $16.6 million from AOCI into net income in the next 12 months, which includes both net deferred gains on discontinued hedges and net losses on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

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

March 31, 2018
(Unaudited)

The following table shows the effect of derivatives not designated as hedging instruments, including fair value changes of embedded derivatives that have been bifurcated from the host contract, on the consolidated statements of operations.

	Amount of gain (loss) recognized in
	net income on derivatives for the three
	months ended March 31,
Derivatives not designated as hedging instruments	2018	2017
	(in millions)
Interest rate contracts	$(48.0)	$(24.8)
Foreign exchange contracts	8.8	11.1
Equity contracts	(15.2)	(64.4)
Credit contracts	0.1	7.8
Other contracts	63.7	54.8
Total	$9.4	$(15.5)

5. Insurance Liabilities

Liability for Unpaid Claims

The liability for unpaid claims is reported in future policy benefits and claims within our consolidated statements of financial position. Activity associated with unpaid claims was as follows:

	For the three months ended March 31,
	2018	2017
	(in millions)
Balance at beginning of period	$2,130.5	$2,001.3
Less reinsurance recoverable	375.8	340.3
Net balance at beginning of period	1,754.7	1,661.0
Incurred:
Current year	312.8	301.0
Prior years	(0.1)	11.3
Total incurred	312.7	312.3
Payments:
Current year	146.9	140.4
Prior years	145.8	143.9
Total payments	292.7	284.3
Net balance at end of period	1,774.7	1,689.0
Plus reinsurance recoverable	378.5	345.9
Balance at end of period	$2,153.2	$2,034.9

Amounts not included in the rollforward above:
Claim adjustment expense liabilities	$51.5	$50.0

Incurred liability adjustments relating to prior years, which affected current operations during 2018 and 2017, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid claims.

6. Long-Term Debt

Contingent Funding Agreements for Senior Debt Issuance

On March 8, 2018, we entered into two contingent funding agreements: (1) a 10-year contingent funding  agreement with a Delaware trust (“2028 Trust”) formed by us in connection with the sale by the trust of $400.0 million pre-capitalized trust securities redeemable February 15, 2028 (“2028 P-Caps”) in a Rule 144A private placement and (2) a 30-year contingent funding agreement with a Delaware trust (“2048 Trust”) formed by us in connection with the sale by the trust of $350.0 million pre-capitalized trust securities redeemable February 15, 2048 (“2048 P-Caps”) in a Rule 144A private placement. The trusts invested the proceeds from the sale of the 2028 P-Caps and 2048 P-Caps in a portfolio of principal and

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)

March 31, 2018
(Unaudited)

interest strips of U.S. Treasury securities. The contingent funding agreements provide us a put option that gives us the right to sell at any time: (1) to the 2028 Trust up to $400.0 million of its 4.111% Senior Notes due 2028 (“4.111% Senior Notes”) and (2) to the 2048 Trust up to $350.0 million of its 4.682% Senior Notes due 2048 (“4.682% Senior Notes”) and receive in exchange a corresponding amount of the principal and interest strips of U.S. Treasury securities held by the trusts. The 4.111% Senior Notes and 4.682% Senior Notes will not be issued unless and until a put option is exercised. We agreed to pay a semi-annual put premium of 1.275% and 1.580% per annum on the unexercised portion of the put option to the 2028 Trust and 2048 Trust, respectively, and to reimburse the trusts for expenses. The put option premiums are recorded in operating expenses in the consolidated statements of operations. The 4.111% Senior Notes and 4.682% Senior Notes will be fully, irrevocably and unconditionally guaranteed by Principal Financial Services, Inc. (“PFS”). In addition, our obligations under the put option agreement and the expense reimbursement agreement with the trusts are also guaranteed by PFS. The contingent funding agreements with the trusts provide us with a source of liquid assets, which could be used to meet future financial obligations or to provide additional capital.

The put options described above will be exercised automatically in full if we fail to make certain payments to the trusts, including any failure to pay the put option premium or expense reimbursements when due, if such failure is not cured within 30 days, and upon certain bankruptcy events involving us or PFS. We are also required to exercise the put option in full: (i) if we reasonably believe that our consolidated shareholders’ equity, calculated in accordance with U.S. GAAP but excluding AOCI and noncontrolling interest, has fallen below $4.0 billion, subject to adjustment in certain cases; (ii) upon the occurrence of an event of default under the 4.111% Senior Notes and 4.682% Senior Notes; and (iii) if certain events occur relating to each trust’s status as an “investment company” under the Investment Company Act of 1940. In addition, we are required to purchase from the trusts any principal and interest strips of U.S. Treasury securities that are due and not paid.

We have an unlimited right to unwind a prior voluntary exercise of the put options by repurchasing all of the 4.111% Senior Notes and 4.682% Senior Notes held by the trusts in exchange for a corresponding amount of principal and interest strips of U.S. Treasury securities. If the put options have been fully exercised, the 4.111% Senior Notes and 4.682% Senior Notes issued may be redeemed by us prior to their maturity at par or, if greater, at a make-whole redemption price, in each case plus accrued and unpaid interest to the date of redemption. The 2028 P-Caps are to be redeemed by the 2028 Trust on February 15, 2028, or upon any early redemption of the 4.111% Senior Notes. The 2048 P-Caps are to be redeemed by the 2048 Trust on February 15, 2048, or upon any early redemption of the 4.682% Senior Notes.

7. Income Taxes

Effective Income Tax Rate

Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate was as follows:

	For the three months ended March 31,
	2018	2017
U.S. corporate income tax rate	21%	35%
Dividends received deduction	(4)	(10)
Tax credits	(3)	(3)
Settled benefit from charitable contribution of capital gain property	(2)	—
Impact of equity method presentation	(1)	(4)
Share-based compensation	(1)	(1)
Other	2	(2)
Effective income tax rate	12%	15%

The U.S. tax reform enacted on December 22, 2017, made broad and complex changes to the U.S. Internal Revenue Code applicable to us. The U.S. statutory tax rate was reduced from 35% to 21% effective January 1, 2018. Other provisions of the U.S. tax reform effective January 1, 2018, include, but are not limited to: 1) provisions reducing the dividends received deduction; 2) essentially eliminating U.S. federal income taxes on dividends from foreign subsidiaries; 3) retaining an element of current inclusion of certain earnings of controlled foreign corporations; 4) eliminating the corporate alternative minimum tax (“AMT”); and 5) changing how existing AMT credits will be realized.

The effects of tax legislation on deferred taxes are recognized in the period of enactment. The primary impact on our fourth quarter 2017 financial results was associated with the effect of reducing the U.S. statutory tax rate from 35% to 21%

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)

March 31, 2018
(Unaudited)

on our deferred tax balances as of December 31, 2017, and a one-time deemed repatriation tax on certain unremitted earnings of foreign subsidiaries. The effects of the U.S. tax reform were reflected in the December 2017 financial statements as determined or as reasonably estimated provisional amounts based on available information subject to interpretation in accordance with the SEC’s Staff Accounting Bulletin No. 118 (“SAB 118”). SAB 118 provides guidance on accounting for the effects of the U.S. tax reform where our determinations are incomplete but we are able to determine a reasonable estimate. A final determination is required to be made within a measurement period not to extend beyond one year from the enactment date of the U.S. tax reform. The provisional amounts were primarily associated with estimation of the one-time deemed repatriation tax considering complexity, as well as limited and changing technical tax guidance. Further, the provisional amounts also apply in regard to other potential technical interpretations of accounting and taxing authorities related to elements of the U.S. tax reform subject to change. There was no adjustment in income taxes related to our provisional amounts during the three months ended March 31, 2018.

Unrecognized Tax Benefits

Our changes in unrecognized tax benefits were as follows:

	For the three months ended	For the year ended
	March 31, 2018	December 31, 2017
	(in millions)
Balance at beginning of period	$194.1	$207.8
Additions based on tax positions related to the current year	0.1	7.2
Additions for tax positions of prior years	0.3	20.2
Reductions for tax positions related to the current year	(0.5)	(3.3)
Reductions for tax positions of prior years	—	(1.1)
Settlements	(102.0)	(36.7)
Balance at end of period (1)	$92.0	$194.1

(1)         Of this amount, $43.0 million, if recognized, would reduce the 2018 effective income tax rate. We recognize interest and penalties related to uncertain tax positions in operating expenses within the consolidated statements of operations.

As of March 31, 2018 and December 31, 2017, we had recognized $65.9 million and $125.5 million of accumulated pre-tax interest and penalties related to unrecognized tax benefits, respectively. During the three months ended March 31, 2018, two of three settlement agreements were executed with the Department of Justice, as previously approved by the Joint Committee of Taxation in August 2017. The third settlement is pending final determination as of March 31, 2018, which is expected to be executed within the year. We do not expect the final determination of these unrecognized tax benefits to have a material impact on our net income.

8. Employee and Agent Benefits

Components of Net Periodic Benefit Cost

			Other postretirement
	Pension benefits		benefits
	For the three months ended		For the three months ended
	March 31,		March 31,
	2018	2017	2018	2017
	(in millions)
Service cost	$18.3	$16.8	$—	$—
Interest cost	29.9	31.1	0.9	1.0
Expected return on plan assets	(39.2)	(36.0)	(8.4)	(6.9)
Amortization of prior service benefit	(0.9)	(0.6)	(3.5)	(8.6)
Recognized net actuarial (gain) loss	16.9	17.0	(0.3)	—
Net periodic benefit cost (income)	$25.0	$28.3	$(11.3)	$(14.5)

The components of net periodic benefit cost including the service cost component are included in operating expenses on the consolidated statements of operations.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)

March 31, 2018
(Unaudited)

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. It is too early to determine, but we do not anticipate that we will be required to fund a minimum required contribution under ERISA. Regardless, it is possible that we may fund the qualified and nonqualified pension plans in 2018 for a combined total of up to $200.0 million. During the three months ended March 31, 2018, we contributed $35.4 million to these plans.

9. Contingencies, Guarantees and Indemnifications

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

In addition, regulatory bodies such as state insurance departments, the SEC, the Financial Industry Regulatory Authority (“FINRA”), the Department of Labor (“DOL”) and other regulatory agencies in the U.S. and in international locations in which we do business, regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, ERISA and laws governing the activities of broker-dealers. We receive requests from regulators and other governmental authorities relating to industry issues and may receive additional requests, including subpoenas and interrogatories, in the future.

As of March 31, 2018, we had no litigation or regulatory contingencies for which we believe disclosure is appropriate.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. The terms of these agreements range in duration and often are not explicitly defined. The maximum exposure under these agreements as of March 31, 2018, was approximately $148.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period. Furthermore, in connection with our P-Caps contingent funding agreements, we are required to purchase any principal and interest strips of U.S. Treasury securities that are due and not paid from the associated unconsolidated trusts. The maximum exposure under these agreements as of March 31, 2018, was $750.0 million. See Note 6, Long-Term Debt, for further details.

We manage mandatory privatized social security funds in Chile. By regulation, we have a required minimum guarantee on the funds’ relative return. Because the guarantee has no limitation with respect to duration or amount, the maximum exposure of the guarantee in the future is indeterminable.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)

March 31, 2018
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

10. Stockholders’ Equity

Reconciliation of Outstanding Common Shares

	For the three months ended March 31,
	2018	2017
	(in millions)
Beginning balance	289.0	287.7
Shares issued	1.9	2.7
Treasury stock acquired	(3.2)	(2.3)
Ending balance	287.7	288.1

In February 2016, our Board of Directors authorized a share repurchase program of up to $400.0 million of our outstanding common stock, which was completed in February 2018. In May 2017, our Board of Directors authorized a share repurchase program of up to $250.0 million of our outstanding common stock. Shares repurchased under these programs are accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders’ equity.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)

March 31, 2018
(Unaudited)

Other Comprehensive Income (Loss)

	For the three months ended March 31, 2018
	Pre-Tax	Tax	After-Tax
		(in millions)
Net unrealized losses on available-for-sale securities during the period	$(1,303.7)	$280.4	$(1,023.3)
Reclassification adjustment for losses included in net income (1)	20.7	(4.4)	16.3
Adjustments for assumed changes in amortization patterns	86.2	(18.1)	68.1
Adjustments for assumed changes in policyholder liabilities	178.5	(45.1)	133.4
Net unrealized losses on available-for-sale securities	(1,018.3)	212.8	(805.5)

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	11.2	(2.4)	8.8
Adjustments for assumed changes in amortization patterns	1.3	(0.3)	1.0
Adjustments for assumed changes in policyholder liabilities	(0.6)	0.1	(0.5)
Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	11.9	(2.6)	9.3

Net unrealized losses on derivative instruments during the period	(19.2)	4.0	(15.2)
Reclassification adjustment for gains included in net income (3)	(2.4)	0.4	(2.0)
Adjustments for assumed changes in amortization patterns	0.9	(0.2)	0.7
Adjustments for assumed changes in policyholder liabilities	2.8	(0.7)	2.1
Net unrealized losses on derivative instruments	(17.9)	3.5	(14.4)

Foreign currency translation adjustment	66.9	(1.1)	65.8

Amortization of amounts included in net periodic benefit cost (4)	12.2	(3.5)	8.7
Net unrecognized postretirement benefit obligation	12.2	(3.5)	8.7

Other comprehensive loss	$(945.2)	$209.1	$(736.1)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)

March 31, 2018
(Unaudited)

	For the three months ended March 31, 2017
	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized gains on available-for-sale securities during the period	$303.7	$(102.8)	$200.9
Reclassification adjustment for losses included in net income (1)	42.7	(14.9)	27.8
Adjustments for assumed changes in amortization patterns	(15.6)	5.4	(10.2)
Adjustments for assumed changes in policyholder liabilities	(78.6)	24.0	(54.6)
Net unrealized gains on available-for-sale securities	252.2	(88.3)	163.9

Noncredit component of impairment losses on fixed maturities,
available-for-sale during the period	1.5	(0.5)	1.0
Adjustments for assumed changes in amortization patterns	(0.2)	0.1	(0.1)
Adjustments for assumed changes in policyholder liabilities	(0.3)	0.1	(0.2)
Noncredit component of impairment losses on fixed maturities,
available-for-sale (2)	1.0	(0.3)	0.7

Net unrealized losses on derivative instruments during the period	(10.4)	3.2	(7.2)
Reclassification adjustment for gains included in net income (3)	(12.5)	4.5	(8.0)
Adjustments for assumed changes in amortization patterns	1.5	(0.5)	1.0
Adjustments for assumed changes in policyholder liabilities	2.9	(0.9)	2.0
Net unrealized losses on derivative instruments	(18.5)	6.3	(12.2)

Foreign currency translation adjustment	68.0	(3.6)	64.4

Amortization of amounts included in net periodic benefit cost (4)	7.8	(3.5)	4.3
Net unrecognized postretirement benefit obligation	7.8	(3.5)	4.3

Other comprehensive income	$310.5	$(89.4)	$221.1

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

(3)         See Note 4, Derivative Financial Instruments – Cash Flow Hedges, for further details.

(4)         Amount is comprised of amortization of prior service cost (benefit) and recognized net actuarial (gain) loss, which is reported in operating expenses on the consolidated statements of operations. See Note 8, Employee and Agent Benefits — Components of Net Periodic Benefit Cost, for further details.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)

March 31, 2018
(Unaudited)

Accumulated Other Comprehensive Income (Loss)

		Noncredit
	Net unrealized	component of	Net unrealized	Foreign	Unrecognized	Accumulated
	gains on	impairment losses	gains	currency	postretirement	other
	available-for-sale	on fixed maturities	on derivative	translation	benefit	comprehensive
	securities	available-for-sale	instruments	adjustment	obligation	income (loss)
	(in millions)
Balances as of January 1, 2017	$831.2	$(89.5)	$85.3	$(1,093.8)	$(408.4)	$(675.2)
Other comprehensive income during the period, net of adjustments	136.1	—	(4.2)	63.4	—	195.3
Amounts reclassified from AOCI	27.8	0.7	(8.0)	—	4.3	24.8
Other comprehensive income	163.9	0.7	(12.2)	63.4	4.3	220.1
Balances as of March 31, 2017	$995.1	$(88.8)	$73.1	$(1,030.4)	$(404.1)	$(455.1)

Balances as of January 1, 2018	$1,470.7	$(58.3)	$42.7	$(918.5)	$(371.1)	$165.5
Other comprehensive loss during the period, net of adjustments	(821.8)	—	(12.4)	64.9	—	(769.3)
Amounts reclassified from AOCI	16.3	9.3	(2.0)	—	8.7	32.3
Other comprehensive loss	(805.5)	9.3	(14.4)	64.9	8.7	(737.0)
Effects of implementation of accounting change related to equity investments, net	(1.0)	—	—	—	—	(1.0)
Effects of implementation of accounting change accounting change related to revenue recognition, net	—	—	—	25.6	—	25.6
Effects of implementation of accounting change related to the reclassification of certain tax effects, net	249.8	(15.2)	5.7	(81.8)	(80.9)	77.6
Balances as of March 31, 2018	$914.0	$(64.2)	$34.0	$(909.8)	$(443.3)	$(469.3)

Noncontrolling Interest

Interests held by unaffiliated parties in consolidated entities are reflected in noncontrolling interest, which represents the noncontrolling partners’ share of the underlying net assets of our consolidated subsidiaries. Noncontrolling interest that is not redeemable is reported in the equity section of the consolidated statements of financial position.

The noncontrolling interest holders in certain of our consolidated entities maintain an equity interest that is redeemable at the option of the holder, which may be exercised on varying dates. Since redemption of the noncontrolling interest is outside of our control, this interest is excluded from stockholders’ equity and reported separately as redeemable noncontrolling interest on the consolidated statements of financial position. Our redeemable noncontrolling interest primarily relates to consolidated sponsored investment funds for which interests are redeemed at fair value from the net assets of the funds.

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

March 31, 2018
(Unaudited)

earnings. Adjustments are recorded in retained earnings to the extent the redemption value of the redeemable noncontrolling interest exceeds its fair value and will impact the numerator in our earnings per share calculations. All other adjustments to the redeemable noncontrolling interest are recorded in additional paid-in capital.

Following is a reconciliation of the changes in the redeemable noncontrolling interest (in millions):

Balance as of January 1, 2017	$97.5
Net income attributable to redeemable noncontrolling interest	2.8
Redeemable noncontrolling interest of deconsolidated entities (1)	(1.5)
Contributions from redeemable noncontrolling interest	4.7
Distributions to redeemable noncontrolling interest	(9.5)
Change in redemption value of redeemable noncontrolling interest	0.5
Other comprehensive income attributable to redeemable noncontrolling interest	0.6
Balance as of March 31, 2017	$95.1

Balance as of January 1, 2018	$101.3
Net income attributable to redeemable noncontrolling interest	0.8
Redeemable noncontrolling interest of deconsolidated entities (1)	(3.2)
Contributions from redeemable noncontrolling interest	39.0
Distributions to redeemable noncontrolling interest	(9.9)
Change in redemption value of redeemable noncontrolling interest	(0.6)
Other comprehensive income attributable to redeemable noncontrolling interest	0.4
Balance as of March 31, 2018	$127.8

(1)         We deconsolidated certain sponsored investment funds as they no longer met the requirements for consolidation.

11. Fair Value Measurements

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
March 31, 2018
(Unaudited)

value or financial position based on the fair value information of financial instruments presented below.

Fair value estimates are made based on available market information and judgments about the financial instrument at a specific point in time. Such estimates do not consider the tax impact of the realization of unrealized gains or losses. In addition, the disclosed fair value may not be realized in the immediate settlement of the financial instrument. We validate prices through an investment analyst review process, which includes validation through direct interaction with external sources, review of recent trade activity or use of internal models. In circumstances where broker quotes are used to value an instrument, we generally receive one non-binding quote. Broker quotes are validated through an investment analyst review process, which includes validation through direct interaction with external sources and use of internal models or other relevant information. We did not make any significant changes to our valuation processes during 2018.

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities. When available, the fair value of fixed maturities is based on quoted prices of identical assets in active markets. These are reflected in Level 1 and primarily include U.S. Treasury bonds and actively traded redeemable corporate preferred securities.

When quoted prices of identical assets in active markets are not available, our first priority is to obtain prices from third party pricing vendors. We have regular interaction with these vendors to ensure we understand their pricing methodologies and to confirm they are utilizing observable market information. Their methodologies vary by asset class and include inputs such as estimated cash flows, benchmark yields, reported trades, broker quotes, credit quality, industry events and economic events. Fixed maturities with validated prices from pricing services, which includes the majority of our public fixed maturities in all asset classes, are generally reflected in Level 2. Also included in Level 2 are corporate bonds when quoted market prices are not available, for which an internal model using substantially all observable inputs or a matrix pricing valuation approach is used. In the matrix approach, securities are grouped into pricing categories that vary by sector, rating and average life. Each pricing category is assigned a risk spread based on studies of observable public market data from the investment professionals assigned to specific security classes. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread. Although the matrix valuation approach provides a fair valuation of each pricing category, the valuation of an individual security within each pricing category may also be impacted by company specific factors.

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of March 31, 2018, less than 1% of our total fixed maturities were Level 3 securities valued using internal pricing models.

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
March 31, 2018
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

Interest Rate Contracts. For non-cleared contracts we use discounted cash flow valuation techniques to determine the fair value of interest rate swaps using observable swap curves as the inputs. These are reflected in Level 2. For centrally cleared contracts we use published prices from clearinghouses. These are reflected in Level 2. In addition, we have interest rate options and have had a limited number of complex inflation-linked interest rate swaps and swaptions that are valued using broker quotes. These are reflected in Level 3.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(Unaudited)

Other Investments

Other investments reported at fair value include invested assets of consolidated sponsored investment funds, unconsolidated sponsored investment funds, other investment funds reported at fair value, commercial mortgage loans of consolidated VIEs for which the fair value option was elected and equity method real estate investments for which the fair value option was elected. In addition, in 2017 we had other investment funds for which the fair value option was elected.

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

Separate Account Assets

Separate account assets include equity securities, debt securities, cash equivalents and derivative instruments, for which fair values are determined as previously described, and are reflected in Level 1, Level 2 and Level 3. Separate account assets also include commercial mortgage loans, for which the fair value is estimated by discounting the expected total cash flows using market rates that are applicable to the yield, credit quality and maturity of the loans. The market clearing spreads vary based on mortgage type, weighted average life, rating and liquidity. These are reflected in Level 3. Finally, separate account assets include real estate, for which the fair value is estimated using discounted cash flow valuation models that utilize various public real estate market data inputs. In addition, each property is appraised annually by an independent appraiser. The real estate included in separate account assets is recorded net of related mortgage encumbrances for which the fair value is estimated using discounted cash flow analysis based on our incremental borrowing rate for similar borrowing arrangements. The real estate within the separate accounts is reflected in Level 3.

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
March 31, 2018
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2018
	Assets/	Amount
	(liabilities)	measured at	Fair value hierarchy level
	measured at	net asset
	fair value	value (5)	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,348.5	$—	$905.4	$443.1	$—
Non-U.S. governments	958.8	—	3.2	948.6	7.0
States and political subdivisions	6,458.6	—	—	6,458.6	—
Corporate	36,422.9	—	20.3	36,298.8	103.8
Residential mortgage-backed securities	2,414.4	—	—	2,414.4	—
Commercial mortgage-backed securities	3,741.4	—	—	3,730.3	11.1
Collateralized debt obligations	1,432.1	—	—	1,351.4	80.7
Other debt obligations	5,906.0	—	—	5,903.9	2.1
Total fixed maturities, available-for-sale	58,682.7	—	928.9	57,549.1	204.7
Fixed maturities, trading	658.1	—	—	658.1	—
Equity securities	1,927.5	—	620.3	1,292.3	14.9
Derivative assets (1)	236.6	—	—	216.1	20.5
Other investments (2)	575.2	82.8	172.2	310.9	9.3
Cash equivalents (3)	1,339.8	—	76.5	1,263.3	—
Sub-total excluding separate account assets	63,419.9	82.8	1,797.9	61,289.8	249.4

Separate account assets	158,819.2	123.2	87,409.2	63,294.9	7,991.9
Total assets	$222,239.1	$206.0	$89,207.1	$124,584.7	$8,241.3

Liabilities
Investment contracts (4)	$(96.2)	$—	$—	$—	$(96.2)
Derivative liabilities (1)	(261.1)	—	—	(257.4)	(3.7)
Other liabilities (4)	(261.4)	—	—	(261.4)	—
Total liabilities	$(618.7)	$—	$—	$(518.8)	$(99.9)

Net assets	$221,620.4	$206.0	$89,207.1	$124,065.9	$8,141.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(Unaudited)

	December 31, 2017
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

(2)         Primarily includes sponsored investment funds, other investment funds, equity method real estate investments reported at fair value and commercial mortgage loans of consolidated VIEs.

(3)         Includes money market instruments and short-term investments with a maturity date of three months or less when purchased.

(4)         Includes bifurcated embedded derivatives that are reported at fair value within the same line item in the consolidated statements of financial position in which the host contract is reported.

(5)         Certain investments are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy. Other investments using the NAV practical expedient consist of certain fund interests that are restricted until maturity with unfunded commitments totaling $40.7 million and $46.1 million as of March 31, 2018 and December 31, 2017, respectively. Separate account assets using the NAV practical expedient consist of hedge funds with varying investment strategies that also have a variety of redemption terms and conditions. We do not have unfunded commitments associated with these hedge funds.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(Unaudited)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows:

	For the three months ended March 31, 2018
		Total realized/unrealized						Changes in
	Beginning	gains (losses)		Net			Ending	unrealized
	asset/			purchases,			asset/	gains (losses)
	(liability)			sales,			(liability)	included in
	balance		Included in	issuances			balance	net income
	as of	Included in	other	and	Transfers	Transfers	as of	relating to
	December 31,	net income	comprehensive	settlements	into	out of	March 31,	positions still
	2017	(1)	income (3)	(4)	Level 3	Level 3	2018	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$7.4	$—	$(0.1)	$(0.3)	$—	$—	$7.0	$—
Corporate	128.0	1.1	0.4	2.4	0.6	(28.7)	103.8	—
Commercial mortgage-backed securities	10.6	(2.5)	0.6	(0.1)	2.5	—	11.1	(2.5)
Collateralized debt obligations	125.0	(0.6)	1.0	(25.5)	0.1	(19.3)	80.7	(0.6)
Other debt obligations	2.3	0.1	(0.1)	(0.2)	—	—	2.1	—
Total fixed maturities, available-for-sale	273.3	(1.9)	1.8	(23.7)	3.2	(48.0)	204.7	(3.1)
Equity securities	2.7	12.2	—	—	—	—	14.9	12.2
Derivative assets	24.2	(6.8)	—	3.1	—	—	20.5	(6.6)
Other investments	6.5	1.5	—	1.3	—	—	9.3	1.5
Separate account assets (2)	7,651.4	164.4	(0.7)	176.8	—	—	7,991.9	143.4

Liabilities
Investment contracts	(160.3)	63.7	0.2	0.2	—	—	(96.2)	63.1
Derivative liabilities	(6.1)	1.8	—	0.6	—	—	(3.7)	1.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(Unaudited)

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

(1)         Both realized gains (losses) and mark-to-market unrealized gains (losses) are generally reported in net realized capital gains (losses) within the consolidated statements of operations. Realized and unrealized gains (losses) on certain securities with an investment objective to realize economic value through mark-to-market changes are reported in net investment income within the consolidated statements of operations.

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

(4)         Gross purchases, sales, issuances and settlements were:

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(Unaudited)

	For the three months ended March 31, 2018
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$—	$—	$—	$(0.3)	$(0.3)
Corporate	11.3	(4.2)	—	(4.7)	2.4
Commercial mortgage-backed securities	—	—	—	(0.1)	(0.1)
Collateralized debt obligations	—	—	—	(25.5)	(25.5)
Other debt obligations	—	—	—	(0.2)	(0.2)
Total fixed maturities, available-for-sale	11.3	(4.2)	—	(30.8)	(23.7)
Derivative assets	3.1	—	—	—	3.1
Other investments	1.3	—	—	—	1.3
Separate account assets (5)	340.4	(104.4)	(45.5)	(13.7)	176.8

Liabilities
Investment contracts	—	—	(0.5)	0.7	0.2
Derivative liabilities	—	0.6	—	—	0.6

	For the three months ended March 31, 2017
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$21.8	$(17.3)	$—	$(0.3)	$4.2
Corporate	18.0	(37.8)	—	(7.2)	(27.0)
Commercial mortgage-backed securities	—	—	—	(1.0)	(1.0)
Collateralized debt obligations	—	—	—	(5.4)	(5.4)
Other debt obligations	—	—	—	(0.3)	(0.3)
Total fixed maturities, available-for-sale	39.8	(55.1)	—	(14.2)	(29.5)
Fixed maturities, trading	—	—	—	(92.4)	(92.4)
Derivative assets	0.3	(0.2)	—	—	0.1
Other investments	0.2	—	—	—	0.2
Separate account assets (5)	58.6	(310.5)	(71.3)	63.4	(259.8)

Liabilities
Investment contracts	—	—	0.2	4.0	4.2
Derivative liabilities	(0.2)	0.1	—	—	(0.1)
Other liabilities	—	—	—	60.0	60.0

(5)         Issuances and settlements include amounts related to mortgage encumbrances associated with real estate in our separate accounts.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(Unaudited)

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels were as follows:

	For the three months ended March 31, 2018
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$0.6	$—	$28.7
Commercial mortgage-backed securities	—	—	—	2.5	—	—
Collateralized debt obligations	—	—	—	0.1	—	19.3
Total fixed maturities, available-for-sale	—	—	—	3.2	—	48.0
Separate account assets	292.4	—	0.7	—	—	—

	For the three months ended March 31, 2017
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$4.6	$—	$—
Commercial mortgage-backed securities	—	—	—	0.7	—	9.5
Other debt obligations	—	—	—	—	—	84.7
Total fixed maturities, available-for-sale	—	—	—	5.3	—	94.2
Fixed maturities, trading	—	—	—	1.9	—	—
Equity securities, trading	—	—	—	0.7	—	—
Separate account assets	0.7	—	—	—	—	0.9

Transfers between fair value hierarchy levels are recognized at the beginning of the reporting period.

Separate account assets transferred from Level 1 to Level 2 during the three months ended March 31, 2018, primarily included cash equivalents as a result of additional analysis to clarify the source of the price.

Assets transferred into Level 3 during the three months ended March 31, 2018 and 2017, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations.

Assets transferred out of Level 3 during the three months ended March 31, 2018 and 2017, primarily included those assets for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information.

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
March 31, 2018
(Unaudited)

measurement alternative for CCFEs. Refer to “Assets and liabilities measured at fair value on a recurring basis” for a complete valuation hierarchy summary.

	March 31, 2018
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$5.7	Discounted cash flow	Discount rate (1)	3.5%	3.5%
			Illiquidity premium	50 basis points ("bps")	50bps
			Comparability adjustment	(25)bps	(25)bps
Corporate	48.1	Discounted cash flow	Discount rate (1)	0.9%-3.8%	2.4%
			Illiquidity premium	0bps-60bps	29bps
Commercial mortgage-backed		Discounted cash	Discount rate (1)	25.0%-30.0%	28.0%
securities	1.5	flow	Probability of default	50.0%-95.0%	66.1%
			Potential loss severity	28.0%-35.0%	32.5%
Other debt obligations	2.1	Discounted cash flow	Discount rate (1)	5.0%	5.0%
			Illiquidity premium	500bps	500bps
Separate account assets	7,802.6	Discounted cash flow - mortgage loans	Discount rate (1)	2.7%-8.0%	5.9%
			Illiquidity premium	0bps-60bps	37bps
			Credit spread rate	74bps-690bps	425bps
		Discounted cash flow - real estate	Discount rate (1)	5.8%-17.2%	6.8%
			Terminal capitalization rate	4.3%-9.3%	5.9%
			Average market rent growth rate	1.7%-4.8%	2.9%
		Discounted cash flow - real estate debt	Loan to value	21.3%-70.2%	46.1%
			Market interest rate	3.4%-5.1%	4.0%

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(Unaudited)

	March 31, 2018
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Liabilities
Investment contracts	(96.2)	Discounted cash flow	Long duration interest rate	2.8%-3.0% (2)
			Long-term equity market volatility	18.7%-40.0%
			Non-performance risk	0.3%-1.3%
			Utilization rate	See note (3)
			Lapse rate	1.3%-16.0%
			Mortality rate	See note (4)

	December 31, 2017
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$6.1	Discounted cash flow	Discount rate (1)	2.7%	2.7%
			Illiquidity premium	50bps	50bps
			Comparability adjustment	(25)bps	(25)bps
Corporate	51.0	Discounted cash flow	Discount rate (1)	1.9%-7.5%	4.6%
			Illiquidity premium	0bps-60bps	21bps
Commercial mortgage-backed		Discounted cash	Discount rate (1)	6.0%	6.0%
securities	0.5	flow	Probability of default	85.0%	85.0%
			Potential loss severity	32.0%	32.0%
Other debt obligations	2.3	Discounted cash flow	Discount rate (1)	5.0%	5.0%
			Illiquidity premium	500bps	500bps

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(Unaudited)

	December 31, 2017
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Separate account assets	7,484.6	Discounted cash flow - mortgage loans	Discount rate (1)	2.3%-8.0%	4.8%
			Illiquidity premium	0bps-60bps	17bps
			Credit spread rate	62bps-690bps	293bps
		Discounted cash flow - real estate	Discount rate (1)	5.8%-17.2%	6.9%
			Terminal capitalization rate	4.3%-9.3%	6.1%
			Average market rent growth rate	0.5%-4.7%	2.9%
		Discounted cash flow - real estate debt	Loan to value	12.1%-71.4%	45.8%
			Market interest rate	3.1%-4.5%	3.8%

Liabilities
Investment contracts	(160.3)	Discounted cash flow	Long duration interest rate	2.5%-2.7% (2)
			Long-term equity market volatility	18.7%-41.1%
			Non-performance risk	0.2%-1.2%
			Utilization rate	See note (3)
			Lapse rate	1.3%-16.0%
			Mortality rate	See note (4)

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

Embedded derivatives within our investment contract liability can be in either an asset or liability position, depending on certain inputs at the reporting date. Increases to an asset or decreases to a liability are described as increases to fair value. Increases or decreases in market volatilities could cause significant decreases or increases, respectively, in the fair value of embedded derivatives in investment contracts. Long duration interest rates are used as the mean return when projecting the growth in the value of associated account value and impact the discount rate used in the discounted future cash flows valuation. The amount of claims will increase if account value is not sufficient to cover guaranteed withdrawals. Increases or

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(Unaudited)

decreases in risk-free rates could cause the fair value of the embedded derivative to significantly increase or decrease, respectively. Increases or decreases in our own credit risks, which impact the rates used to discount future cash flows, could significantly increase or decrease, respectively, the fair value of the embedded derivative. All of these changes in fair value would impact net income.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. During the three months ended March 31, 2018, certain mortgage loans had been marked to fair value of $0.2 million. The net impact of write-downs of loans reclassified to held-for-sale, impairments and improvements in estimated fair value of previously impaired loans resulted in an immaterial net loss for the three months ended March 31, 2018, that was recorded in net realized capital gains (losses) as part of the mortgage loan valuation allowance. This includes the impact of certain loans no longer on our books. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve significant unobservable inputs.

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

•                  In 2017, we had certain investment funds for which we did not have enough influence to account for under the equity method in order to reflect the economics of the investment in the financial statements. We did not elect the fair value option for other similar investments as these investments are generally accounted for under the equity method of accounting.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(Unaudited)

The following tables present information regarding the assets and liabilities for which the fair value option was elected.

	March 31, 2018	December 31, 2017
	(in millions)
Commercial mortgage loans of consolidated VIEs (1) (2)
Fair value	$8.6	$9.3
Aggregate contractual principal	8.6	9.2

Real estate ventures (1)
Fair value	9.3	6.5

Investment funds (1)
Fair value	—	45.2

(1)         Reported with other investments in the consolidated statements of financial position.

(2)         None of the loans were more than 90 days past due or in non-accrual status.

	For the three months ended March 31,
	2018	2017
	(in millions)
Commercial mortgage loans of consolidated VIEs
Change in fair value pre-tax loss (1) (2)	$(0.1)	$(0.1)
Interest income (3)	0.2	0.2

Obligations of consolidated VIEs
Change in fair value pre-tax loss - instrument specific credit risk (2) (4)	—	(0.1)
Change in fair value pre-tax loss (2)	—	(0.1)
Interest expense (5)	—	0.3

Real estate ventures
Change in fair value pre-tax gain (6)	1.5	1.2

Investment funds
Change in fair value pre-tax gain (loss) (6) (7)	—	1.2

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
March 31, 2018
(Unaudited)

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	March 31, 2018
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$14,486.3	$14,636.4	$—	$—	$14,636.4
Policy loans	804.9	958.1	—	—	958.1
Other investments	275.3	265.2	—	179.8	85.4
Cash and cash equivalents	995.9	995.9	967.4	28.5	—
Investment contracts	(31,236.3)	(30,215.9)	—	(4,627.6)	(25,588.3)
Short-term debt	(78.1)	(78.1)	—	(78.1)	—
Long-term debt	(3,196.6)	(3,312.4)	—	(3,245.7)	(66.7)
Separate account liabilities	(145,335.9)	(144,127.0)	—	—	(144,127.0)
Bank deposits (1)	(541.9)	(531.4)	—	(531.4)	—
Cash collateral payable	(96.8)	(96.8)	(96.8)	—	—

	December 31, 2017
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$14,150.5	$14,443.2	$—	$—	$14,443.2
Policy loans	808.3	998.4	—	—	998.4
Other investments	236.8	234.0	—	159.4	74.6
Cash and cash equivalents	677.5	677.5	659.9	17.6	—
Investment contracts	(31,003.0)	(30,468.8)	—	(4,736.1)	(25,732.7)
Short-term debt	(39.5)	(39.5)	—	(39.5)	—
Long-term debt	(3,178.4)	(3,442.5)	—	(3,393.5)	(49.0)
Separate account liabilities	(145,552.5)	(144,300.5)	—	—	(144,300.5)
Bank deposits (1)	(2,336.4)	(2,328.9)	(1,780.3)	(548.6)	—
Cash collateral payable	(125.8)	(125.8)	(125.8)	—	—

(1)         Deposit liabilities without defined or contractual maturities are no longer in scope of these disclosures upon adoption of authoritative guidance effective January 1, 2018.

12. Segment Information

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

The Retirement and Income Solutions segment provides retirement and related financial products and services primarily to businesses, their employees and other individuals. The segment is organized into Retirement and Income Solutions – Fee, which includes full service accumulation, trust services and individual variable annuities; and Retirement and Income Solutions – Spread, which includes individual fixed annuities, investment only, full service payout and banking services.

The Principal Global Investors segment provides asset management services to our asset accumulation business, our insurance operations, the Corporate segment and third party clients. This segment also includes our mutual fund business.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
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

The U.S. Insurance Solutions segment focuses on solutions for individuals and small-to-medium sized businesses and their employees. The segment is organized into Specialty Benefits insurance, which provides group dental and vision insurance, individual and group disability insurance, critical illness, accident, group life insurance and non-medical fee-for-service claims administration; and Individual Life insurance, which provides universal life, variable universal life, indexed universal life and traditional life insurance.

Our Corporate segment manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate segment primarily reflect our financing activities (including financing costs), income on capital not allocated to other segments, inter-segment eliminations, income tax risks and certain income, expenses and other adjustments not allocated to the segments based on the nature of such items. Results of Principal Securities, Inc. (“PSI”), our retail broker-dealer and registered investment advisor, and our exited group medical and long-term care insurance businesses are reported in this segment.

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

The accounting policies of the segments are consistent with the accounting policies for the consolidated financial statements, with the exception of: (1) pension and other postretirement employee benefits (“OPEB”) cost allocations and (2) income tax allocations. For purposes of determining pre-tax operating earnings, the segments are allocated the service component of pension and other postretirement benefit costs. The Corporate segment reflects the non-service components of pension and other postretirement benefit costs as assumptions are established and funding decisions are managed from a company-wide perspective. The Corporate segment functions to absorb the risk inherent in interpreting and applying tax law. For purposes of determining non-GAAP operating earnings, the segments are allocated tax adjustments consistent with the positions we took on tax returns. The Corporate segment results reflect any differences between the tax returns and the estimated resolution of any disputes.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(Unaudited)

The following tables summarize select financial information by segment, including operating revenues for our products and services, and reconcile segment totals to those reported in the consolidated financial statements:

	March 31, 2018	December 31, 2017
	(in millions)
Assets:
Retirement and Income Solutions	$168,851.9	$169,757.8
Principal Global Investors	2,234.5	2,322.9
Principal International	52,923.4	51,684.0
U.S. Insurance Solutions	25,118.4	25,092.9
Corporate	4,508.3	5,083.6
Total consolidated assets	$253,636.5	$253,941.2

	For the three months ended March 31,
	2018	2017
	(in millions)
Operating revenues by segment:
Retirement and Income Solutions:
Retirement and Income Solutions – Fee	$459.6	$450.4
Retirement and Income Solutions – Spread	722.5	1,032.2
Total Retirement and Income Solutions (1)	1,182.1	1,482.6
Principal Global Investors (2)	368.5	345.9
Principal International	383.1	321.3
U.S. Insurance Solutions:
Specialty Benefits insurance	566.4	528.5
Individual Life insurance	447.1	427.9
Total U.S. Insurance Solutions	1,013.5	956.4
Corporate	—	(1.5)
Total segment operating revenues	2,947.2	3,104.7
Net realized capital losses, net of related revenue adjustments	(42.2)	(32.6)
Adjustments related to equity method investments	(21.4)	(22.7)
Total revenues per consolidated statements of operations	$2,883.6	$3,049.4

Pre-tax operating earnings (losses) by segment:
Retirement and Income Solutions	$232.6	$244.2
Principal Global Investors	110.3	100.0
Principal International	87.0	100.9
U.S. Insurance Solutions	108.6	86.2
Corporate	(42.0)	(58.5)
Total segment pre-tax operating earnings	496.5	472.8
Pre-tax net realized capital losses, as adjusted (3)	(23.6)	(38.8)
Adjustments related to equity method investments and noncontrolling interest	(15.9)	(20.0)
Income before income taxes per consolidated statements of operations	$457.0	$414.0

(1)            Reflects inter-segment revenues of $101.7 million and $95.1 million for the three months ended March 31, 2018 and 2017, respectively.

(2)            Reflects inter-segment revenues of $62.2 million and $59.9 million for the three months ended March 31, 2018 and 2017, respectively.

(3)            Pre-tax net realized capital gains (losses), as adjusted, is derived as follows:

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(Unaudited)

	For the three months ended March 31,
	2018	2017
	(in millions)
Net realized capital losses:
Net realized capital losses	$(25.1)	$(16.6)
Derivative and hedging-related adjustments	(17.8)	(17.6)
Adjustments related to equity method investments	0.2	0.6
Adjustments related to sponsored investment funds	2.1	1.2
Recognition of front-end fee revenue	(1.6)	(0.2)
Net realized capital losses, net of related revenue adjustments	(42.2)	(32.6)
Amortization of deferred acquisition costs and other actuarial balances	5.6	9.1
Capital (gains) losses distributed	10.6	(17.1)
Market value adjustments of embedded derivatives	2.4	1.8
Pre-tax net realized capital losses, as adjusted (a)	$(23.6)	$(38.8)

(a)         As adjusted before noncontrolling interest capital gains (losses).

13. Revenues from Contracts with Customers

The following tables summarize disaggregation of revenues from contracts with customers, including select financial information by segment, and reconcile totals to those reported in the consolidated financial statements. Revenues from contracts with customers are included in fees and other revenues on the consolidated statements of operations.

	For the three months ended March 31,
	2018	2017
	(in millions)
Revenue from contracts with customers by segment:
Retirement and Income Solutions:
Retirement and Income Solutions – Fee	$61.7	$62.6
Retirement and Income Solutions – Spread	2.7	2.5
Total Retirement and Income Solutions	64.4	65.1
Principal Global Investors	360.3	340.3
Principal International	121.1	100.8
U.S. Insurance Solutions:
Specialty Benefits insurance	3.7	3.3
Individual Life insurance	9.4	9.7
Total U.S. Insurance Solutions	13.1	13.0
Corporate	43.9	32.1
Total segment revenue from contracts with customers	602.8	551.3
Adjustments for fees and other revenues not within the scope of revenue recognition guidance (1)	410.1	389.5
Pre-tax other adjustments (2)	(1.6)	(0.2)
Total fees and other revenues per consolidated statements of operations	$1,011.3	$940.6

(1)         Fees and other revenues not within the scope of the revenue recognition guidance primarily represent revenue on contracts accounted for under the financial instruments or insurance contracts standards.

(2)         Pre-tax other adjustments relate to the recognition of deferred front-end fee revenues for sales charges on retirement and life insurance products and certain market value adjustments to fee revenues.

Retirement and Income Solutions - Fee

Retirement and Income Solutions - Fee offers service and trust agreements for defined contribution plans, including 401(k) plans, 403(b) plans, and employee stock ownership plans. The investment components of these service agreements are in the form of mutual fund offerings. In addition, plan sponsor trust services are also available through an affiliated trust company.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(Unaudited)

Fees and other revenues are earned for administrative activities performed for the defined contribution plans including recordkeeping and reporting as well as trust, asset management and investment services. The majority of these activities are performed daily over time. Fee-for-service transactions are also provided upon client request. These services are considered distinct or grouped into a bundle until a distinct performance obligation is identified. Some performance obligations are considered a series of distinct services, which are substantially the same and have the same pattern of transfer to the customer.

Fees and other revenues can be based on a fixed contractual rate for these services or can be variable based upon contractual rates applied to the market value of the client’s investment portfolio each day. If the consideration for this series of performance obligations is based on daily market value, it is considered variable each day as the services are performed over time. The consideration becomes unconstrained and thus recognized as revenue for each day’s series of distinct services once the market value of the clients’ investment portfolios is determined at market close or carried over at the end of the day for days when the market is closed. Additionally, fixed fees and other revenues are recognized point-in-time as fee-for-service transactions upon completion.

The types of revenues from contracts with customers were as follows:

	For the three months ended March 31,
	2018	2017
	(in millions)
Administrative service fee revenue	$61.6	$62.5
Other fee revenue	0.1	0.1
Total revenues from contracts with customers	61.7	62.6
Fees and other revenues not within the scope of revenue recognition guidance	286.4	267.1
Total fees and other revenues	348.1	329.7
Premiums and other considerations	1.5	1.1
Net investment income	110.0	119.6
Total operating revenues	$459.6	$450.4

Retirement and Income Solutions - Spread

Retirement and Income Solutions – Spread offers individual retirement accounts (“IRAs”) through Principal Bank, which are primarily funded by retirement savings rolled over from qualified retirement plans. The IRAs are held in savings accounts, money market accounts and certificates of deposit. Revenues are earned through fees as the performance of establishing and maintaining IRA accounts is completed. Fee-for-service transactions are also provided upon client request. The establishment fees and annual maintenance fees are accrued into earnings over a period of time using the average account life. Upfront and recurring bank fees are related to performance obligations that have the same pattern of transfer to the customer and are recognized in income over time with control transferred to the customers utilizing the output method. These fees are based on a fixed contractual rate. Fixed fees and other revenues are also recognized point-in-time as fee-for-service transactions upon completion.

The types of revenues from contracts with customers were as follows:

	For the three months ended March 31,
	2018	2017
	(in millions)
Deposit account fee revenue	$2.7	$2.5
Total revenues from contracts with customers	2.7	2.5
Fees and other revenues not within the scope of revenue recognition guidance	2.7	3.8
Total fees and other revenues	5.4	6.3
Premiums and other considerations	288.3	623.6
Net investment income	428.8	402.3
Total operating revenues	$722.5	$1,032.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(Unaudited)

Principal Global Investors

Fees and other revenues earned for asset management, investment advisory and distribution services provided to institutional and retail clients are based largely upon contractual rates applied to the specified amounts of the clients’ portfolios. Each service is a distinct performance obligation, or a series of distinct services that are a single performance obligation in that the services are substantially the same and have the same pattern of transfer to the customer. Fees and other revenues received for performance obligations such as asset management and other services are typically recognized over time utilizing the output method as the service is performed. Performance fees and transaction fees on certain accounts are recognized in income when the probability of significant reversal will not occur upon resolution of the uncertainty, which could be based on a variety of factors such as market performance or other internal metrics. Asset management fees are accrued each month based on the fee terms within the applicable agreement and are generally billed quarterly when values used for the calculation are available. Management fees and performance fees are variable consideration as they are subject to fluctuation based on assets under management (“AUM”) and other constraints. These fees are not recognized until unconstrained at the end of each reporting period.

The types of revenues from contracts with customers were as follows:

	For the three months ended March 31,
	2018	2017
	(in millions)
Management fee revenue	$316.3	$291.9
Other fee revenue	44.0	48.4
Total revenues from contracts with customers	360.3	340.3
Fees and other revenues not within the scope of revenue recognition guidance	6.7	4.4
Total fees and other revenues	367.0	344.7
Net investment income	1.5	1.2
Total operating revenues	$368.5	$345.9

Principal International

Fees and other revenues are earned for asset management and distribution services provided to retail and institutional clients in addition to trustee and/or administrative services performed for retirement savings plans. Each service is considered a distinct performance obligation; however, if the services are not distinct on their own, we combine them into a distinct bundle or we have a series of distinct services that are substantially the same and have the same pattern of transfer to the customer. Fees and other revenues are typically based upon contractual rates applied to the market value of the clients’ investment portfolios and are considered variable consideration. The transaction price generally includes the amount determined at the end of the reporting period, whereby fees are deducted from the clients’ investment portfolios and are recognized as revenue when no longer constrained and satisfied as the services are performed over time utilizing the output method. In addition, payments to customers can take the form of an incentive given by us to entice the customer to purchase its goods or services. Incentives offered to customers are recognized as part of the transaction price as a reduction of revenue either over the period the customer remains in order to receive the incentive or monthly throughout the life of the contract.

Incentive-based fees are recognized in income when the probability of significant reversal will not occur upon the resolution of the uncertainty, which is based on market performance.

Fees for managing customers’ mandatory retirement savings accounts in Chile are collected with each monthly deposit made by our customers. If a customer stops contributing before retirement age, we collect no fees but services are still provided. We recognize revenue from these contracts as services are performed over the life of the contract and review annually.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(Unaudited)

The types of revenues from contracts with customers were as follows:

	For the three months ended March 31,
	2018	2017
	(in millions)
Management fee revenue	$120.1	$98.3
Other fee revenue	1.0	2.5
Total revenues from contracts with customers	121.1	100.8
Fees and other revenues not within the scope of revenue recognition guidance	2.0	1.8
Total fees and other revenues	123.1	102.6
Premiums and other considerations	97.9	52.0
Net investment income	162.1	166.7
Total operating revenues	$383.1	$321.3

Revenues from contracts with customers by region:
Latin America	$92.5	$76.3
Asia	28.7	24.7
Principal International corporate / regional offices	0.3	0.2
Eliminations	(0.4)	(0.4)
Total revenues from contracts with customers	$121.1	$100.8

U.S. Insurance Solutions

Fees and other revenues are earned for administrative services performed including recordkeeping and reporting services for fee-for-service products, nonqualified benefit plans, separate accounts and dental networks. Services within contracts are not distinct on their own; however, we combine the services into a distinct bundle and account for the bundle as a single performance obligation, which is satisfied over time utilizing the output method as services are rendered. The transaction price corresponds with the performance completed to date, for which the value is recognized as revenue during the period. Variability of consideration is resolved at the end of each period and payments are due when billed.

Commission income is earned through sponsored brokerage services. Performance obligations are satisfied at a point in time, upon delivery of a placed case, and the transaction price calculated per the compensation schedule is recognized as revenue.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(Unaudited)

The types of revenues from contracts with customers were as follows:

	For the three months ended March 31,
	2018	2017
	(in millions)
Specialty Benefits Insurance:
Administrative service fees	$3.7	$3.3
Total revenues from contracts with customers	3.7	3.3
Fees and other revenues not within the scope of revenue recognition guidance	5.2	5.4
Total fees and other revenues	8.9	8.7
Premiums and other considerations	517.0	478.9
Net investment income	40.5	40.9
Total operating revenues	$566.4	$528.5

Individual Life Insurance:
Administrative service fees	$5.8	$5.2
Commission income	3.6	4.5
Total revenues from contracts with customers	9.4	9.7
Fees and other revenues not within the scope of revenue recognition guidance	185.7	167.9
Total fees and other revenues	195.1	177.6
Premiums and other considerations	90.5	92.4
Net investment income	161.5	157.9
Total operating revenues	$447.1	$427.9

Corporate

Fees and other revenues are earned on the performance of selling and servicing of securities and related products offered through PSI, an introducing broker-dealer registered with the FINRA.

PSI enters into selling and distribution agreements with the obligation to sell or distribute the securities products, such as mutual funds, annuities and products sold through registered investment advisors (“RIA”), to individual clients in return for a front-end sales charges, 12b-1 service fees, annuity fees and asset-based fees. Front-end sales charges, 12b-1 fees and annuity fees are related to a single sale and are earned at the time of sale. PSI also enters into agreements with individual customers to provide securities trade execution and custody through a brokerage services platform in return for ticket charge and other service fee revenue. These services are bundled as one single distinct service referred to as brokerage services. This revenue is related to distinct transactions and is earned at a point in time.

PSI also enters into agreements with individual customers to provide trade execution, clearing services, custody services and investment research services through our proprietary offered fee-based products. These services are bundled as one single distinct service referred to as advisory services. In addition, for outside RIA business PSI performs sales and distribution services only. The revenues are earned over time as the service is performed utilizing the output method.

A majority of our revenue is based upon contractual rates applied to the market value of the clients’ portfolios and considered variable consideration.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(Unaudited)

The Corporate segment also includes inter-segment eliminations of fees and other revenues. The types of revenues from contracts with customers were as follows:

	For the three months ended March 31,
	2018	2017
	(in millions)
Commission income	$79.0	$73.1
Other fee revenue	8.0	6.4
Eliminations	(43.1)	(47.4)
Total revenues from contracts with customers	43.9	32.1
Fees and other revenues not within the scope of revenue recognition guidance	(78.6)	(60.9)
Total fees and other revenues	(34.7)	(28.8)
Net investment income	34.7	27.3
Total operating revenues	$—	$(1.5)

Contract Costs

Sales compensation and other incremental costs of obtaining a contract are capitalized and amortized over the period of contract benefit if the costs are expected to be recovered. The contract cost asset, which is included in other assets on the consolidated statements of financial position, was $141.3 million as of March 31, 2018.

We apply the practical expedient for certain costs where we recognize the incremental costs of obtaining these contracts as an expense when incurred if the amortization period of the assets is one year or less. These costs, along with costs that are not deferrable, are included in operating expenses on the consolidated statements of operations.

Deferred contract costs consist primarily of commissions and variable compensation. We amortize capitalized contract costs on a straight-line basis over the expected contract life, reflecting lapses as they are incurred. Deferred contract costs on contracts are subject to impairment testing on an annual basis, or when a triggering event occurs that could warrant an impairment. To the extent future revenues less future maintenance expenses are not adequate to cover the asset balance, an impairment is recognized. For the three months ended March 31, 2018, $5.7 million of amortization expense was recorded in operating expenses on the consolidated statements of operations and no impairment loss was recognized in relation to the costs capitalized.

14. Stock-Based Compensation Plans

As of March 31, 2018, we had the 2014 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan and the Directors Stock Plan (“Stock-Based Compensation Plans”). As of May 20, 2014, no new grants will be made under the Amended and Restated 2010 Stock Incentive Plan or the 2005 Directors Stock Plan. No grants have been made under the Stock Incentive Plan or the Directors Stock Plan since at least 2005. Under the terms of the 2014 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. The 2014 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock or performance units under any plans.

As of March 31, 2018, the maximum number of new shares of common stock available for grant under the 2014 Stock Incentive Plan and the 2014 Directors Stock Plan was 7.4 million.

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against net income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(Unaudited)

	For the three months ended March 31,
	2018	2017
	(in millions)
Compensation cost	$23.7	$22.0
Related income tax benefit	5.2	7.5
Capitalized as part of an asset	0.5	0.6

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the 2014 Stock Incentive Plan. Total options granted were 0.8 million for the three months ended March 31, 2018. The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during the period:

For the three months ended
March 31, 2018
Expected volatility	26.0%
Expected term (in years)	7.0
Risk-free interest rate	2.8%
Expected dividend yield	3.19%
Weighted average estimated fair value per common share	$14.85

As of March 31, 2018, we had $10.8 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.3 years.

Performance Share Awards

Performance share awards were granted to certain employees under the 2014 Stock Incentive Plan. Total performance share awards granted were 0.2 million for the three months ended March 31, 2018. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results to be determined at the end of the performance period. The actual number of common shares to be awarded at the end of each performance period will range between 0% and 150% of the initial target awards. The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these performance share awards granted was $63.98 per common share.

As of March 31, 2018, we had $12.1 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.2 years.

Restricted Stock Units

Restricted stock units were issued to certain employees pursuant to the 2014 Stock Incentive Plan and non-employee directors pursuant to the 2014 Directors Stock Plan. Total restricted stock units granted were 0.8 million for the three months ended March 31, 2018. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $63.97 per common share.

As of March 31, 2018, we had $76.9 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted. The cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 0.2 million shares for the three months ended March 31, 2018. The weighted average fair value of the discount on the stock purchased was $9.14 per share.

As of March 31, 2018, a total of 2.7 million of new shares were available to be made issuable by us for this plan.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(Unaudited)

15. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended March 31,
	2018	2017
	(in millions, except per share data)
Net income	$402.5	$353.6
Subtract:
Net income attributable to noncontrolling interest	5.4	4.7
Total	$397.1	$348.9
Weighted-average shares outstanding:
Basic	289.4	288.3
Dilutive effects:
Stock options	1.4	1.9
Restricted stock units	1.9	2.0
Performance share awards	0.2	0.2
Diluted	292.9	292.4
Net income per common share:
Basic	$1.37	$1.21
Diluted	$1.36	$1.19

The calculation of diluted earnings per share for the three months ended March 31, 2018 and 2017, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

16. Condensed Consolidating Financial Information

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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) PFS and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of March 31, 2018 and December 31, 2017, and for the three months ended March 31, 2018 and 2017.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(Unaudited)

Condensed Consolidating Statements of Financial Position

March 31, 2018

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined (1)	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$201.1	$51,540.4	$7,308.6	$(367.4)	$58,682.7
Fixed maturities, trading	338.2	114.8	205.1	—	658.1
Equity securities	—	110.1	1,817.4	—	1,927.5
Mortgage loans	—	13,730.4	1,517.2	(761.3)	14,486.3
Real estate	—	3.0	1,698.1	—	1,701.1
Policy loans	—	760.7	44.2	—	804.9
Investment in unconsolidated entities	14,536.3	2,584.0	6,785.4	(23,054.9)	850.8
Other investments	10.2	4,827.6	2,364.2	(4,360.6)	2,841.4
Cash and cash equivalents	520.1	736.1	1,476.1	(396.6)	2,335.7
Accrued investment income	1.3	561.2	76.3	(2.8)	636.0
Premiums due and other receivables	—	1,861.7	3,556.9	(3,780.2)	1,638.4
Deferred acquisition costs	—	3,452.1	15.8	—	3,467.9
Property and equipment	—	663.5	111.7	—	775.2
Goodwill	—	54.3	1,042.4	—	1,096.7
Other intangibles	—	21.1	1,371.3	—	1,392.4
Separate account assets	—	116,035.3	42,783.9	—	158,819.2
Other assets	387.7	1,202.2	4,443.0	(4,510.7)	1,522.2
Total assets	$15,994.9	$198,258.5	$76,617.6	$(37,234.5)	$253,636.5
Liabilities
Contractholder funds	$—	$35,501.3	$3,162.7	$(344.3)	$38,319.7
Future policy benefits and claims	—	27,787.9	6,463.0	(984.4)	33,266.5
Other policyholder funds	—	718.6	139.5	(2.7)	855.4
Short-term debt	—	—	78.1	—	78.1
Long-term debt	3,128.5	—	800.3	(732.2)	3,196.6
Income taxes currently payable	1.1	—	141.2	(124.7)	17.6
Deferred income taxes	—	463.6	1,030.9	(585.5)	909.0
Separate account liabilities	—	116,035.3	42,783.9	—	158,819.2
Other liabilities	678.4	8,473.0	7,402.4	(10,763.0)	5,790.8
Total liabilities	3,808.0	188,979.7	62,002.0	(13,536.8)	241,252.9

Redeemable noncontrolling interest	—	—	127.8	—	127.8

Stockholders’ equity
Common stock	4.7	2.5	—	(2.5)	4.7
Additional paid-in capital	9,981.8	6,333.0	9,055.7	(15,388.7)	9,981.8
Retained earnings	9,598.3	2,124.5	5,344.5	(7,469.0)	9,598.3
Accumulated other comprehensive income (loss)	(469.3)	818.8	13.6	(832.4)	(469.3)
Treasury stock, at cost	(6,928.6)	—	—	—	(6,928.6)
Total stockholders’ equity attributable to PFG	12,186.9	9,278.8	14,413.8	(23,692.6)	12,186.9
Noncontrolling interest	—	—	74.0	(5.1)	68.9
Total stockholders’ equity	12,186.9	9,278.8	14,487.8	(23,697.7)	12,255.8
Total liabilities and stockholders’ equity	$15,994.9	$198,258.5	$76,617.6	$(37,234.5)	$253,636.5

(1)     PFG sponsors nonqualified benefit plans. Nonqualified benefit plan assets and liabilities held in Rabbi trusts were $648.8 million and $526.2 million, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(Unaudited)

Condensed Consolidating Statements of Financial Position

December 31, 2017

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined (1)	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$52,632.1	$7,120.3	$(364.0)	$59,388.4
Fixed maturities, trading	351.8	49.1	165.1	—	566.0
Equity securities	—	100.1	1,766.5	—	1,866.6
Mortgage loans	—	13,389.6	1,449.6	(688.7)	14,150.5
Real estate	—	3.0	1,733.7	—	1,736.7
Policy loans	—	765.7	42.6	—	808.3
Investment in unconsolidated entities	15,063.2	2,658.2	7,491.4	(24,392.2)	820.6
Other investments	10.2	4,986.0	2,231.9	(4,462.5)	2,765.6
Cash and cash equivalents	842.8	426.7	1,526.4	(325.1)	2,470.8
Accrued investment income	1.1	538.8	77.7	(7.0)	610.6
Premiums due and other receivables	—	1,720.1	3,362.4	(3,612.7)	1,469.8
Deferred acquisition costs	—	3,331.5	209.2	—	3,540.7
Property and equipment	—	653.3	106.2	—	759.5
Goodwill	—	54.3	1,014.5	—	1,068.8
Other intangibles	—	21.6	1,293.1	—	1,314.7
Separate account assets	—	117,300.8	41,971.9	—	159,272.7
Other assets	389.7	1,177.5	4,346.0	(4,582.3)	1,330.9
Total assets	$16,658.8	$199,808.4	$75,908.5	$(38,434.5)	$253,941.2
Liabilities
Contractholder funds	$—	$35,330.2	$3,092.8	$(340.5)	$38,082.5
Future policy benefits and claims	—	27,794.0	6,155.0	(929.7)	33,019.3
Other policyholder funds	—	794.5	128.6	(0.8)	922.3
Short-term debt	—	—	39.5	—	39.5
Long-term debt	3,128.1	—	710.4	(660.1)	3,178.4
Income taxes currently payable	—	—	166.2	(149.5)	16.7
Deferred income taxes	—	731.6	986.9	(626.0)	1,092.5
Separate account liabilities	—	117,300.8	41,971.9	—	159,272.7
Other liabilities	681.4	7,910.9	7,533.6	(10,831.8)	5,294.1
Total liabilities	3,809.5	189,862.0	60,784.9	(13,538.4)	240,918.0

Redeemable noncontrolling interest	—	—	101.3	—	101.3

Stockholders’ equity
Common stock	4.7	2.5	—	(2.5)	4.7
Additional paid-in capital	9,925.2	6,346.0	9,053.5	(15,399.5)	9,925.2
Retained earnings	9,482.9	2,238.1	5,311.7	(7,549.8)	9,482.9
Accumulated other comprehensive income	165.5	1,359.8	579.4	(1,939.2)	165.5
Treasury stock, at cost	(6,729.0)	—	—	—	(6,729.0)
Total stockholders’ equity attributable to PFG	12,849.3	9,946.4	14,944.6	(24,891.0)	12,849.3
Noncontrolling interest	—	—	77.7	(5.1)	72.6
Total stockholders’ equity	12,849.3	9,946.4	15,022.3	(24,896.1)	12,921.9
Total liabilities and stockholders’ equity	$16,658.8	$199,808.4	$75,908.5	$(38,434.5)	$253,941.2

(1)     PFG sponsors nonqualified benefit plans. Nonqualified benefit plan assets and liabilities held in Rabbi trusts were $643.3 million and $524.7 million, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(Unaudited)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2018

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$841.0	$154.2	$—	$995.2
Fees and other revenues	—	549.0	558.9	(96.6)	1,011.3
Net investment income	6.0	626.6	556.2	(286.6)	902.2
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(6.3)	(238.5)	229.6	—	(15.2)
Net other-than-temporary impairment losses on available-for-sale securities	—	2.8	(1.5)	—	1.3
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	(9.8)	(1.4)	—	(11.2)
Net impairment losses on available-for-sale securities	—	(7.0)	(2.9)	—	(9.9)
Net realized capital gains (losses)	(6.3)	(245.5)	226.7	—	(25.1)
Total revenues	(0.3)	1,771.1	1,496.0	(383.2)	2,883.6
Expenses
Benefits, claims and settlement expenses	—	1,173.8	240.3	(3.0)	1,411.1
Dividends to policyholders	—	30.5	—	—	30.5
Operating expenses	46.2	583.0	446.1	(90.3)	985.0
Total expenses	46.2	1,787.3	686.4	(93.3)	2,426.6

Income (loss) before income taxes	(46.5)	(16.2)	809.6	(289.9)	457.0
Income taxes (benefits)	(15.1)	(35.5)	105.2	(0.1)	54.5
Equity in the net income (loss) of subsidiaries	428.5	273.4	(274.4)	(427.5)	—
Net income	397.1	292.7	430.0	(717.3)	402.5
Net income attributable to noncontrolling interest	—	—	5.4	—	5.4
Net income attributable to PFG	$397.1	$292.7	$424.6	$(717.3)	$397.1

Net income	$397.1	$292.7	$430.0	$(717.3)	$402.5
Other comprehensive loss	(731.3)	(783.1)	(767.4)	1,545.7	(736.1)
Comprehensive loss	$(334.2)	$(490.4)	$(337.4)	$828.4	$(333.6)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(Unaudited)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2017

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$1,145.9	$102.1	$—	$1,248.0
Fees and other revenues	7.8	514.7	519.6	(101.5)	940.6
Net investment income	1.8	592.8	517.2	(234.4)	877.4
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	(160.8)	173.7	(0.7)	12.2
Net other-than-temporary impairment losses on available-for-sale securities	—	(27.1)	(0.2)	—	(27.3)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	(1.0)	(0.5)	—	(1.5)
Net impairment losses on available-for-sale securities	—	(28.1)	(0.7)	—	(28.8)
Net realized capital gains (losses)	—	(188.9)	173.0	(0.7)	(16.6)
Total revenues	9.6	2,064.5	1,311.9	(336.6)	3,049.4
Expenses
Benefits, claims and settlement expenses	—	1,477.7	182.3	(2.7)	1,657.3
Dividends to policyholders	—	34.9	—	—	34.9
Operating expenses	50.8	508.8	468.1	(84.5)	943.2
Total expenses	50.8	2,021.4	650.4	(87.2)	2,635.4

Income (loss) before income taxes	(41.2)	43.1	661.5	(249.4)	414.0
Income taxes (benefits)	(16.5)	(38.3)	115.3	(0.1)	60.4
Equity in the net income (loss) of subsidiaries (1)	373.6	172.5	(169.5)	(376.6)	—
Net income	348.9	253.9	376.7	(625.9)	353.6
Net income attributable to noncontrolling interest	—	—	4.7	—	4.7
Net income attributable to PFG	$348.9	$253.9	$372.0	$(625.9)	$348.9

Net income	$348.9	$253.9	$376.7	$(625.9)	$353.6
Other comprehensive income	217.7	112.6	245.1	(354.3)	221.1
Comprehensive income	$566.6	$366.5	$621.8	$(980.2)	$574.7

(1)     Principal Life Insurance Company Only includes income from discontinued operations of $25.8 million related to its sale of Principal Global Investors, LLC to PFS in connection with a corporate reorganization.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2018

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(3.1)	$1,568.3	$173.8	$(992.5)	$746.5
Investing activities
Fixed maturities available-for-sale and equity securities with operating intent:
Purchases	(200.8)	(2,633.7)	(499.4)	3.1	(3,330.8)
Sales	—	1,019.8	253.7	—	1,273.5
Maturities	0.2	1,402.9	151.9	—	1,555.0
Mortgage loans acquired or originated	—	(614.7)	(112.2)	83.9	(643.0)
Mortgage loans sold or repaid	—	272.3	69.9	(10.4)	331.8
Real estate acquired	—	—	(14.7)	—	(14.7)
Real estate sold	—	—	56.5	—	56.5
Net purchases of property and equipment	—	(15.8)	(10.2)	—	(26.0)
Purchase of interests in subsidiaries, net of cash acquired	—	—	(113.9)	—	(113.9)
Dividends and returns of capital received from unconsolidated entities	196.0	41.6	221.0	(458.6)	—
Net change in other investments	(0.6)	(631.0)	(353.2)	916.5	(68.3)
Net cash used in investing activities	(5.2)	(1,158.6)	(350.6)	534.5	(979.9)
Financing activities
Issuance of common stock	32.5	—	—	—	32.5
Acquisition of treasury stock	(199.6)	—	—	—	(199.6)
Payments for financing element derivatives	—	(19.3)	—	—	(19.3)
Dividends to common stockholders	(147.3)	—	—	—	(147.3)
Issuance of long-term debt	—	—	100.6	(82.6)	18.0
Principal repayments of long-term debt	—	—	(10.8)	10.5	(0.3)
Net proceeds from short-term borrowings	—	—	38.0	—	38.0
Dividends and capital paid to parent	—	(221.0)	(237.6)	458.6	—
Investment contract deposits	—	1,656.8	126.2	—	1,783.0
Investment contract withdrawals	—	(1,521.5)	(14.0)	—	(1,535.5)
Net increase in banking operation deposits	—	—	124.1	—	124.1
Other	—	4.7	—	—	4.7
Net cash provided by (used in) financing activities	(314.4)	(100.3)	126.5	386.5	98.3
Net increase (decrease) in cash and cash equivalents	(322.7)	309.4	(50.3)	(71.5)	(135.1)
Cash and cash equivalents at beginning of period	842.8	426.7	1,526.4	(325.1)	2,470.8
Cash and cash equivalents at end of period	$520.1	$736.1	$1,476.1	$(396.6)	$2,335.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
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
Fixed maturities available-for-sale and equity securities with intent to hold:
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(Unaudited)

Under our current shelf registration that was filed with the SEC and became effective May 3, 2017, we have the ability to issue, in unlimited amounts, unsecured senior debt securities or subordinated debt securities, junior subordinated debt, preferred stock, common stock, warrants, depositary shares, purchase contracts and purchase units of PFG. Our wholly owned subsidiary, PFS, may guarantee, fully and unconditionally or otherwise, our obligations with respect to any non-convertible securities, other than common stock, described in the shelf registration.

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of March 31, 2018 and December 31, 2017, and for the three months ended March 31, 2018 and 2017.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(Unaudited)

Condensed Consolidating Statements of Financial Position

March 31, 2018

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and Other		Financial
	Group, Inc.	Services, Inc.	Subsidiaries		Group, Inc.
	Parent Only	Only	Combined (1)	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$201.1	$—	$58,481.6	$—	$58,682.7
Fixed maturities, trading	338.2	—	319.9	—	658.1
Equity securities	—	5.5	1,922.0	—	1,927.5
Mortgage loans	—	—	14,486.3	—	14,486.3
Real estate	—	—	1,701.1	—	1,701.1
Policy loans	—	—	804.9	—	804.9
Investment in unconsolidated entities	14,536.3	14,929.2	721.5	(29,336.2)	850.8
Other investments	10.2	113.7	2,717.5	—	2,841.4
Cash and cash equivalents	520.1	552.6	2,241.8	(978.8)	2,335.7
Accrued investment income	1.3	—	634.7	—	636.0
Premiums due and other receivables	—	0.2	2,043.7	(405.5)	1,638.4
Deferred acquisition costs	—	—	3,467.9	—	3,467.9
Property and equipment	—	—	775.2	—	775.2
Goodwill	—	—	1,096.7	—	1,096.7
Other intangibles	—	—	1,392.4	—	1,392.4
Separate account assets	—	—	158,819.2	—	158,819.2
Other assets	387.7	97.6	1,733.8	(696.9)	1,522.2
Total assets	$15,994.9	$15,698.8	$253,360.2	$(31,417.4)	$253,636.5
Liabilities
Contractholder funds	$—	$—	$38,319.7	$—	$38,319.7
Future policy benefits and claims	—	—	33,266.5	—	33,266.5
Other policyholder funds	—	—	855.4	—	855.4
Short-term debt	—	—	78.1	—	78.1
Long-term debt	3,128.5	406.0	68.1	(406.0)	3,196.6
Income taxes currently payable	1.1	31.9	96.0	(111.4)	17.6
Deferred income taxes	—	6.5	1,487.3	(584.8)	909.0
Separate account liabilities	—	—	158,819.2	—	158,819.2
Other liabilities	678.4	840.6	5,202.6	(930.8)	5,790.8
Total liabilities	3,808.0	1,285.0	238,192.9	(2,033.0)	241,252.9

Redeemable noncontrolling interest	—	—	127.8	—	127.8

Stockholders’ equity
Common stock	4.7	—	11.0	(11.0)	4.7
Additional paid-in capital	9,981.8	9,055.7	11,467.3	(20,523.0)	9,981.8
Retained earnings	9,598.3	5,344.5	3,300.1	(8,644.6)	9,598.3
Accumulated other comprehensive income (loss)	(469.3)	13.6	194.2	(207.8)	(469.3)
Treasury stock, at cost	(6,928.6)	—	(2.0)	2.0	(6,928.6)
Total stockholders’ equity attributable to PFG	12,186.9	14,413.8	14,970.6	(29,384.4)	12,186.9
Noncontrolling interest	—	—	68.9	—	68.9
Total stockholders’ equity	12,186.9	14,413.8	15,039.5	(29,384.4)	12,255.8
Total liabilities and stockholders’ equity	$15,994.9	$15,698.8	$253,360.2	$(31,417.4)	$253,636.5

(1)     PFG sponsors nonqualified benefit plans. Nonqualified benefit plan assets and liabilities held in Rabbi trusts were $648.8 million and $526.2 million, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(Unaudited)

Condensed Consolidating Statements of Financial Position

December 31, 2017

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and Other		Financial
	Group, Inc.	Services, Inc.	Subsidiaries		Group, Inc.
	Parent Only	Only	Combined (1)	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$—	$—	$59,388.4	$—	$59,388.4
Fixed maturities, trading	351.8	—	214.2	—	566.0
Equity securities	—	5.7	1,860.9	—	1,866.6
Mortgage loans	—	—	14,150.5	—	14,150.5
Real estate	—	—	1,736.7	—	1,736.7
Policy loans	—	—	808.3	—	808.3
Investment in unconsolidated entities	15,063.2	15,449.7	706.7	(30,399.0)	820.6
Other investments	10.2	131.3	2,624.1	—	2,765.6
Cash and cash equivalents	842.8	617.4	2,001.1	(990.5)	2,470.8
Accrued investment income	1.1	0.2	609.3	—	610.6
Premiums due and other receivables	—	2.0	1,880.3	(412.5)	1,469.8
Deferred acquisition costs	—	—	3,540.7	—	3,540.7
Property and equipment	—	—	759.5	—	759.5
Goodwill	—	—	1,068.8	—	1,068.8
Other intangibles	—	—	1,314.7	—	1,314.7
Separate account assets	—	—	159,272.7	—	159,272.7
Other assets	389.7	94.8	1,619.4	(773.0)	1,330.9
Total assets	$16,658.8	$16,301.1	$253,556.3	$(32,575.0)	$253,941.2
Liabilities
Contractholder funds	$—	$—	$38,082.5	$—	$38,082.5
Future policy benefits and claims	—	—	33,019.3	—	33,019.3
Other policyholder funds	—	—	922.3	—	922.3
Short-term debt	—	—	39.5	—	39.5
Long-term debt	3,128.1	412.7	50.3	(412.7)	3,178.4
Income taxes currently payable	—	37.3	105.9	(126.5)	16.7
Deferred income taxes	—	12.4	1,705.1	(625.0)	1,092.5
Separate account liabilities	—	—	159,272.7	—	159,272.7
Other liabilities	681.4	894.1	4,760.7	(1,042.1)	5,294.1
Total liabilities	3,809.5	1,356.5	237,958.3	(2,206.3)	240,918.0

Redeemable noncontrolling interest	—	—	101.3	—	101.3

Stockholders’ equity
Common stock	4.7	—	11.0	(11.0)	4.7
Additional paid-in capital	9,925.2	9,053.5	11,336.0	(20,389.5)	9,925.2
Retained earnings	9,482.9	5,311.7	3,394.1	(8,705.8)	9,482.9
Accumulated other comprehensive income	165.5	579.4	685.0	(1,264.4)	165.5
Treasury stock, at cost	(6,729.0)	—	(2.0)	2.0	(6,729.0)
Total stockholders’ equity attributable to PFG	12,849.3	14,944.6	15,424.1	(30,368.7)	12,849.3
Noncontrolling interest	—	—	72.6	—	72.6
Total stockholders’ equity	12,849.3	14,944.6	15,496.7	(30,368.7)	12,921.9
Total liabilities and stockholders’ equity	$16,658.8	$16,301.1	$253,556.3	$(32,575.0)	$253,941.2

(1)     PFG sponsors nonqualified benefit plans. Nonqualified benefit plan assets and liabilities held in Rabbi trusts were $643.3 million and $524.7 million, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(Unaudited)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2018

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$995.2	$—	$995.2
Fees and other revenues	—	0.1	1,014.8	(3.6)	1,011.3
Net investment income (loss)	6.0	(1.7)	893.4	4.5	902.2
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(6.3)	(9.6)	0.8	(0.1)	(15.2)
Net other-than-temporary impairment losses on available-for-sale securities	—	—	1.3	—	1.3
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	—	(11.2)	—	(11.2)
Net impairment losses on available-for-sale securities	—	—	(9.9)	—	(9.9)
Net realized capital losses	(6.3)	(9.6)	(9.1)	(0.1)	(25.1)
Total revenues	(0.3)	(11.2)	2,894.3	0.8	2,883.6
Expenses
Benefits, claims and settlement expenses	—	—	1,411.1	—	1,411.1
Dividends to policyholders	—	—	30.5	—	30.5
Operating expenses	46.2	8.2	933.5	(2.9)	985.0
Total expenses	46.2	8.2	2,375.1	(2.9)	2,426.6

Income (loss) before income taxes	(46.5)	(19.4)	519.2	3.7	457.0
Income taxes (benefits)	(15.1)	(3.1)	72.9	(0.2)	54.5
Equity in the net income of subsidiaries	428.5	440.9	—	(869.4)	—
Net income	397.1	424.6	446.3	(865.5)	402.5
Net income attributable to noncontrolling interest	—	—	5.4	—	5.4
Net income attributable to PFG	$397.1	$424.6	$440.9	$(865.5)	$397.1

Net income	$397.1	$424.6	$446.3	$(865.5)	$402.5
Other comprehensive loss	(731.3)	(744.8)	(754.8)	1,494.8	(736.1)
Comprehensive loss	$(334.2)	$(320.2)	$(308.5)	$629.3	$(333.6)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2018

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(3.1)	$48.4	$733.3	$(32.1)	$746.5
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(200.8)	—	(3,130.0)	—	(3,330.8)
Sales	—	—	1,273.5	—	1,273.5
Maturities	0.2	—	1,554.8	—	1,555.0
Mortgage loans acquired or originated	—	—	(643.0)	—	(643.0)
Mortgage loans sold or repaid	—	—	331.8	—	331.8
Real estate acquired	—	—	(14.7)	—	(14.7)
Real estate sold	—	—	56.5	—	56.5
Net purchases of property and equipment	—	—	(26.0)	—	(26.0)
Purchase of interests in subsidiaries, net of cash acquired	—	—	(113.9)	—	(113.9)
Dividends and returns of capital received from unconsolidated entities	196.0	109.2	—	(305.2)	—
Net change in other investments	(0.6)	(19.7)	(85.1)	37.1	(68.3)
Net cash provided by (used in) investing activities	(5.2)	89.5	(796.1)	(268.1)	(979.9)
Financing activities
Issuance of common stock	32.5	—	—	—	32.5
Acquisition of treasury stock	(199.6)	—	—	—	(199.6)
Payments for financing element derivatives	—	—	(19.3)	—	(19.3)
Dividends to common stockholders	(147.3)	—	—	—	(147.3)
Issuance of long-term debt	—	2.9	18.0	(2.9)	18.0
Principal repayments of long-term debt	—	(9.6)	(0.3)	9.6	(0.3)
Net proceeds from short-term borrowings	—	—	38.0	—	38.0
Dividends and capital paid to parent	—	(196.0)	(109.2)	305.2	—
Investment contract deposits	—	—	1,783.0	—	1,783.0
Investment contract withdrawals	—	—	(1,535.5)	—	(1,535.5)
Net increase in banking operation deposits	—	—	124.1	—	124.1
Other	—	—	4.7	—	4.7
Net cash provided by (used in) financing activities	(314.4)	(202.7)	303.5	311.9	98.3
Net increase (decrease) in cash and cash equivalents	(322.7)	(64.8)	240.7	11.7	(135.1)
Cash and cash equivalents at beginning of period	842.8	617.4	2,001.1	(990.5)	2,470.8
Cash and cash equivalents at end of period	$520.1	$552.6	$2,241.8	$(978.8)	$2,335.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2018
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
Fixed maturities available-for-sale and equity securities with intent to hold:
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of March 31, 2018, compared with December 31, 2017, and our consolidated results of operations for the three months ended March 31, 2018 and 2017, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2017, filed with the SEC and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (1) adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, as well as our access to capital and cost of capital; (2) conditions in the global capital markets and the economy generally may materially and adversely affect our business and results of operations; (3) volatility or declines in the equity, bond or real estate markets could reduce our AUM and may result in investors withdrawing from the markets or decreasing their rates of investment, all of which could reduce our revenues and net income; (4) changes in interest rates or credit spreads or a sustained low interest rate environment may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period to period; (5) our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM and net income; (6) our valuation of investments and the determinations of the amount of allowances and impairments taken on our investments may include methodologies, estimations and assumptions which are subject to differing interpretations and, if changed, could materially adversely affect our results of operations or financial condition; (7) any impairments of or valuation allowances against our deferred tax assets could adversely affect our results of operations and financial condition; (8) we may face losses if our actual experience differs significantly from our pricing and reserving assumptions; (9) the pattern of amortizing our DAC asset and other actuarial balances on our universal life-type insurance contracts, participating life insurance policies and certain investment contracts may change, impacting both the level of our DAC asset and other actuarial balances and the timing of our net income; (10)  changes in laws or regulations may reduce our profitability; (11) we may not be able to protect our intellectual property and may be subject to infringement claims; (12) our ability to pay stockholder dividends and meet our obligations may be constrained by the limitations on dividends Iowa insurance laws impose on Principal Life; (13) changes in accounting standards may adversely affect our reported results of operations and financial condition; (14) litigation and regulatory investigations may affect our financial strength or reduce our profitability; (15) from time to time we may become subject to tax audits, tax litigation or similar proceedings, and as a result we may owe additional taxes, interest and penalties in amounts that may be material; (16) applicable laws and our certificate of incorporation and by-laws may discourage takeovers and business combinations that some stockholders might consider in their best interests; (17) competition, including from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability; (18) Damage to our reputation may adversely affect our revenues and profitability; (19) a downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition; (20) client terminations or withdrawals or changes in investor preferences may lead to a reduction in revenues for our asset management and accumulation businesses; (21) guarantees within certain of our products that protect policyholders may decrease our earnings or increase the volatility of our results of operations or financial position under U.S. GAAP if our hedging or risk management strategies prove ineffective or insufficient; (22) if we are unable to attract and retain qualified employees and sales representatives and develop new distribution sources, our results of operations, financial condition and sales of our products may be adversely impacted; (23) an interruption in telecommunication, information technology, or other systems, or a failure to maintain the confidentiality, integrity, or availability of data residing on such systems, could disrupt our business, damage our reputation and adversely impact our profitability; (24) our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses; (25) we face risks arising from our participation in joint ventures; (26)  we may need to fund deficiencies in our Closed Block assets; (27) a pandemic, terrorist attack, military action or other catastrophic event could adversely affect our net income; (28) our reinsurers could default on their obligations or increase their rates, which could adversely impact our net income and financial condition; (29) we face risks arising from acquisitions of businesses; (30) loss of key vendor relationships or failure of a vendor to protect information of our customers or employees could adversely affect our business or result in losses; (31) our enterprise risk management framework may not be fully effective in identifying or mitigating all of the risks to which we are exposed and (32) our financial results may be adversely impacted by global climate changes.

Overview

We provide financial products and services through the following reportable segments:

•                  Retirement and Income Solutions is organized into Retirement and Income Solutions – Fee, which includes full service accumulation, trust services and individual variable annuities; and Retirement and Income Solutions – Spread, which includes individual fixed annuities, investment only, full service payout and banking services. We offer a comprehensive portfolio of products and services for retirement savings and retirement income:

•                  To businesses of all sizes with a concentration on small and medium-sized businesses, we offer products and services for defined contribution plans, including 401(k) and 403(b) plans, defined benefit pension plans, nonqualified executive benefit plans, employee stock ownership plan services and pension closeout services. For more basic retirement services, we offer SIMPLE IRAs and payroll deduction plans;

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

•                  U.S. Insurance Solutions is organized into Specialty Benefits insurance, which provides group dental and vision insurance, individual and group disability insurance, critical illness, accident, group life insurance and non-medical fee-for-service claims administration; and Individual Life insurance, which provides universal life, variable universal life, indexed universal life and traditional life insurance. We focus on solutions for individuals and small-to-medium sized businesses and their employees.

•                  Corporate, which manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate segment primarily reflect our financing activities (including financing costs), income on capital not allocated to other segments, inter-segment eliminations, income tax risks and certain income, expenses and other adjustments not allocated to the segments based on the nature of such items. Results of PSI, our retail broker-dealer and registered investment advisor, and our exited group medical and long-term care insurance businesses are reported in this segment.

Recent Events

INTERNOS

On April 16, 2018, we finalized the acquisition of INTERNOS, a London-based European real estate investment manager. Upon acquisition, INTERNOS became Principal Real Estate Europe Limited and operates as our dedicated European real estate private equity investment boutique, expanding our global real estate capabilities. Principal Real Estate Europe Limited will be reported within the Principal Global Investors segment.

CIMB Joint Ventures

On January 11, 2018, we and CIMB announced a realignment of our ownership stakes in our joint ventures, CIMB-Principal Asset Management Berhad (“CPAM”) and CIMB Principal Islamic Asset Management (“CPIAM”). Once complete, we will increase our ownership stake to 60% with CIMB retaining 40% ownership and co-management of both CPAM and CPIAM. Our investment in both entities will continue to be reported within the Principal International segment upon completion of the agreement. We expect the transaction to close in the second quarter of 2018 subject to regulatory approvals across the region.

Transactions Affecting Comparability of Results of Operations

Acquisition

MetLife Afore, S.A. de C.V. On February 20, 2018, we finalized the acquisition of MetLife Afore, S.A. de C.V., which was MetLife, Inc.’s pension fund management business in Mexico. At the time of closing, the acquisition increased our AUM by $3.8 billion, making us the fifth largest AFORE in Mexico in terms of AUM. The results of this acquisition are reflected in the Principal International segment.

Other

Tax Cuts and Jobs Act. The U.S. tax reform enacted on December 22, 2017, made broad and complex changes to the U.S. Internal Revenue Code applicable to us. The U.S. statutory tax rate was reduced from 35% to 21% effective January 1, 2018.  Other provisions of the U.S. tax reform effective January 1, 2018, include, but are not limited to: 1) provisions reducing the dividends received deduction; 2) essentially eliminating U.S. federal income taxes on dividends from foreign subsidiaries; 3) retaining an element of current inclusion of certain earnings of controlled foreign corporations; 4) eliminating the corporate AMT and 5) changing how existing AMT credits will be realized. See Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 7, Income Taxes” for further details.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items. The most significant impact occurs within our Principal International segment where pre-tax operating earnings were positively impacted $4.8 million for the three months ended March 31, 2018, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. This impact was calculated by comparing (a) the difference between current year results and prior year results to (b) the difference between current year results and prior year results translated using current year exchange rates for both periods. We use this approach to calculate the impact of exchange rates on all revenue and expense line items. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk.”

Regulatory Change

On June 9, 2017, certain provisions of the DOL fiduciary rule became applicable. The regulation broadened the definition of a fiduciary under ERISA to include persons providing personalized investment recommendations to an employee benefit plan or an IRA for a fee or other compensation. The DOL also released two new prohibited transaction class exemptions and amendments to current prohibited transaction exemptions. The DOL set July 1, 2019, as the final applicability date for the remaining provisions of the fiduciary rule, such as the Best Interest Contract Exemption.

On March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit in U.S. Chamber of Commerce v. DOL released an opinion invalidating the recent changes to the DOL fiduciary rule and related prohibited transaction exemptions in their entirety. We expect the Fifth Circuit Court to enter an order invalidating the fiduciary rule on May 7, 2018. At that time, we believe the law governing fiduciary investment advice returns to that in existence prior to June 9, 2017. However, AARP and three states have filed motions to intervene in the case and seek a rehearing. Those motions are currently pending a court decision and could impact the timing of the Fifth Circuit Court entering its order. The DOL has until June 13, 2018, to decide if it will appeal the decision to the U.S. Supreme Court.

The SEC voted on April 18, 2018, to propose a regulatory best interest standard for retail customers. Regulation Best Interest is designed to make it clear that a broker-dealer may not put its financial interest ahead of the interests of a retail customer in making recommendations. In addition to the proposed enhancements to the standard of conduct for broker-dealers in Regulation Best Interest, the SEC proposed an interpretation to reaffirm and, in some cases, clarify the SEC’s view of the fiduciary duty that investment advisers owe to their clients. The proposal has a 90-day comment period before the SEC will consider adoption of the regulation.

Despite the fluid environment, our assessment of the impact to our business and future financial results indicates any costs of adjusting will not have a significant effect on our financial condition or results of operation.

Recent Accounting Changes

For recent accounting changes, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies” under the caption, “Recent Accounting Pronouncements.”

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended March 31,
			Increase
	2018	2017	(decrease)
	(in millions)
Revenues:
Premiums and other considerations	$995.2	$1,248.0	$(252.8)
Fees and other revenues	1,011.3	940.6	70.7
Net investment income	902.2	877.4	24.8
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(15.2)	12.2	(27.4)
Net other-than-temporary impairment (losses) recoveries on available-for-sale securities	1.3	(27.3)	28.6
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	(11.2)	(1.5)	(9.7)
Net impairment losses on available-for-sale securities	(9.9)	(28.8)	18.9
Net realized capital losses	(25.1)	(16.6)	(8.5)
Total revenues	2,883.6	3,049.4	(165.8)
Expenses:
Benefits, claims and settlement expenses	1,411.1	1,657.3	(246.2)
Dividends to policyholders	30.5	34.9	(4.4)
Operating expenses	985.0	943.2	41.8
Total expenses	2,426.6	2,635.4	(208.8)
Income before income taxes	457.0	414.0	43.0
Income taxes	54.5	60.4	(5.9)
Net income	402.5	353.6	48.9
Net income attributable to noncontrolling interest	5.4	4.7	0.7
Net income attributable to Principal Financial Group, Inc.	$397.1	$348.9	$48.2

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net Income Attributable to Principal Financial Group, Inc.

Net income attributable to Principal Financial Group, Inc. increased primarily due to an increase in fees and other revenues that was partially offset by a $20.7 million increase in DAC amortization expense, as discussed below.

Total Revenues

Premiums decreased $334.9 million for the Retirement and Income Solutions segment primarily due to lower sales of single premium group and individual annuities with life contingencies. The single premium group annuity product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore premiums tend to vary from period to period. Premiums increased $45.9 million for the Principal International segment primarily due to higher sales of single premium annuities with life contingencies in Chile. Premiums increased $36.2 million for the U.S Insurance Solutions segment primarily due to growth in the business.

Fees and other revenues increased $22.3 million for the Principal Global Investors segment primarily due to an increase in management fee revenue resulting from increased AUM. Fees and other revenues increased for the Principal International segment primarily in Latin America due to $7.1 million in Mexico due to growth in the business and $6.6 million due to the strengthening of the Latin American currencies against the U.S. dollar. Fees and other revenues increased $17.5 million for the Retirement and Income Solutions segment primarily due to an increase in mean account values, which resulted from an increase in the daily average equity markets. Fees and other revenues increased $16.3 million for the U.S. Insurance Solutions segment primarily due to growth in the business.

Net investment income increased primarily due to $36.5 million attributable to higher average invested assets in our U.S. operations, partially offset by $10.5 million lower investment yields on invested assets. For additional information, see “Investments –Investment Results – Net Investment Income.”

Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. Net realized capital losses increased primarily due to $23.6 million associated with equity securities related primarily to mark-to-market changes and $9.9 million associated with fixed maturities. These increased losses were partially offset by a $23.1 million change in derivatives not designated as hedging instruments that had gains in 2018 versus losses in 2017. For additional information, see “Investments – Investment Results.”

Total Expenses

Benefits, claims and settlement expenses decreased $309.0 million for the Retirement and Income Solutions segment primarily due to a decrease in reserves resulting from lower sales of single premium group and individual annuities with life contingencies. Benefits, claims and settlement expenses increased $45.4 million for the Principal International segment primarily due to higher sales of single premium annuities with life contingencies in Chile.

Operating expenses increased for the Retirement and Income Solutions segment primarily due to a $20.2 million increase in DAC amortization expense relating to model true-ups reflecting product liability estimates and varying market performance, which were unfavorable in first quarter 2018 while favorable in first quarter 2017, and, to a lesser extent, a $5.4 million increase in staff related costs, including pension and other postretirement benefits. Operating expenses increased for the Principal International segment primarily in Latin America due to $7.6 million in Mexico due to growth in the business and $4.7 million due to the strengthening of the Latin American currencies against the U.S. dollar. Operating expenses increased $14.5 million for the U.S. Insurance Solution segment primarily due to growth in the business. Operating expenses increased $11.4 million for the Principal Global Investors segment primarily due to increased expenses to support the business. Operating expenses decreased for the Corporate segment primarily due to a $20.0 million fee resulting from our election to discontinue an arrangement with one of our financing counterparties in the first quarter of 2017 and a $15.2 million decrease in amounts credited to employee accounts in a nonqualified contribution pension plan, which was offset by a corresponding decrease in net realized capital gains related to the asset backing this nonqualified plan.

Income Taxes

The effective income tax rates were 12% and 15% for the three months ended March 31, 2018 and 2017, respectively. The effective income tax rate decreased primarily due to net impacts of the U.S. tax reform. See Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 7, Income Taxes.”

Results of Operations by Segment

For results of operations by segment see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 12, Segment Information.”

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

The following table presents the Retirement and Income Solutions net revenue for the periods indicated:

	For the three months ended March 31,
			Increase
	2018	2017	(decrease)
		(in millions)
Retirement and Income Solutions – Fee	$412.9	$403.5	$9.4
Retirement and Income Solutions – Spread	143.6	143.9	(0.3)
Total Retirement and Income Solutions	$556.5	$547.4	$9.1

The following table presents certain summary financial data relating to the Retirement and Income Solutions segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2018	2017	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$289.8	$624.7	$(334.9)
Fees and other revenues	353.5	336.0	17.5
Net investment income	538.8	521.9	16.9
Total operating revenues	1,182.1	1,482.6	(300.5)
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	625.6	935.2	(309.6)
Operating expenses	323.9	303.2	20.7
Total expenses	949.5	1,238.4	(288.9)
Pre-tax operating earnings	$232.6	$244.2	$(11.6)

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased in our Fee business due to a $10.6 million increase in DAC and contract cost amortization expense primarily stemming from model true-ups reflecting varying market performance, which were unfavorable in first quarter 2018 while favorable in first quarter 2017; a $5.4 million increase in staff related costs, including pension and other postretirement benefits; and an increase of $4.7 million due to investments in the business. These increased expenses were partially offset by a $9.4 million increase related to higher fees stemming from an increase in mean account values, which resulted from an increase in the daily average equity markets.

Net Revenue

Net revenue increased in our Fee business primarily due to an increase of $9.4 million related to higher fees stemming from an increase in mean account values, which resulted from an increase in the daily average equity markets.

Operating Expenses

Operating expenses increased in our Fee business due to a $10.6 million increase in DAC and contract cost amortization expense primarily stemming from model true-ups reflecting varying market performance, which were unfavorable in first quarter 2018 while favorable in first quarter 2017; a $5.4 million increase in staff related costs, including pension and other postretirement benefits; and an increase of $4.7 million due to investments in the business.

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

The following table presents the AUM rollforward for assets managed by Principal Global Investors for the periods indicated:

	For the three months ended March 31,
	2018	2017
	(in billions)
AUM, beginning of period	$430.9	$390.5
Net cash flow (1)	(6.2)	—
Investment performance (2)	(1.2)	12.7
Other (3)	0.3	(0.2)
AUM, end of period	$423.8	$403.0

(1)            Negative net cash flow driven by elevated institutional withdrawals as well as some delayed fundings due to market volatility.

(2)            Variations in investment performance are primarily the result of fluctuations in market performance over time.

(3)            Primarily reflects the transfer of assets between managers and the effect of exchange rates.

The following table presents certain summary financial data relating to the Principal Global Investors segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2018	2017	(decrease)
		(in millions)
Operating revenues:
Fees and other revenues	$367.0	$344.7	$22.3
Net investment income	1.5	1.2	0.3
Total operating revenues	368.5	345.9	22.6
Expenses:
Total expenses	256.5	244.4	12.1

Pre-tax operating earnings attributable to noncontrolling interest	1.7	1.5	0.2
Pre-tax operating earnings	$110.3	$100.0	$10.3

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Pre-Tax Operating Earnings

Pre-tax operating earnings increased primarily due to $24.4 million higher management fee revenue as a result of increased AUM.  These increases were partially offset by a $12.1 million increase in expenses to support our business.

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

The following table presents the Principal International segment AUM rollforward for the periods indicated:

	For the three months ended March 31,
	2018	2017
	(in billions)

AUM, beginning of period	$160.7	$137.1
Net cash flow	2.3	1.3
Investment performance (1)	2.2	5.8
Operations acquired (2)	3.8	—
Effect of exchange rates	2.3	3.2
Other	(0.2)	(0.1)
AUM, end of period	$171.1	$147.3

(1)               Variations in investment performance are primarily the result of fluctuations in market performance over time.

(2)               Reflects the February 2018 acquisition of MetLife, Inc.’s pension fund management business in Mexico.

Net revenue is a key metric used to understand the earnings growth for the Principal International segment. The following table presents the net revenue of the Principal International segment for the periods indicated.

	For the three months ended March 31,
			Increase
	2018	2017	(decrease)
	(in millions)

Net revenue	$202.7	$197.0	$5.7

The following table presents certain summary financial data relating to the Principal International segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2018	2017	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$97.9	$52.0	$45.9
Fees and other revenues	123.1	102.6	20.5
Net investment income	162.1	166.7	(4.6)
Total operating revenues	383.1	321.3	61.8
Expenses:
Benefits, claims and settlement expenses	180.4	124.3	56.1
Operating expenses	115.0	95.0	20.0
Total expenses	295.4	219.3	76.1

Pre-tax operating earnings attributable to noncontrolling interest	0.7	1.1	(0.4)
Pre-tax operating earnings	$87.0	$100.9	$(13.9)

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased $17.1 million in Latin America primarily due to $20.4 million unfavorable relative market performance on our required regulatory investments relative to the year earlier period. Asia pre-tax operating earnings increased $6.3 million due to continued growth in the business.

Net Revenue

Net revenue in Asia increased $7.1 million due to continued growth in the business.

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

In our specialty benefits insurance business, premium and fees growth is a result of strong retention, sales and in-group growth. In our individual life insurance business, premium and fees growth is driven by strong sales with a focus on maintaining a balanced product portfolio.

The following table presents the U.S. Insurance Solutions segment premium and fees for the periods indicated:

	For the three months ended March 31,
	2018	2017	Increase (decrease)
		(in millions)
Premium and fees:
Specialty benefits insurance	$525.9	$487.6	$38.3
Individual life insurance	285.6	270.0	15.6

The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2018	2017	(decrease)
		(in millions)
Operating revenues:
Premiums and other considerations	$607.5	$571.3	$36.2
Fees and other revenues	204.0	186.3	17.7
Net investment income	202.0	198.8	3.2
Total operating revenues	1,013.5	956.4	57.1
Expenses:
Benefits, claims and settlement expenses	606.8	585.9	20.9
Dividends to policyholders	30.5	34.9	(4.4)
Operating expenses	267.6	249.4	18.2
Total expenses	904.9	870.2	34.7

Pre-tax operating earnings	$108.6	$86.2	$22.4

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Pre-Tax Operating Earnings

Pre-tax operating earnings increased $21.4 million in our specialty benefits insurance business primarily due to favorable claim experience.

Revenues

Premiums and fees increased primarily due to growth in the business.

Total Expenses

Benefits, claims and settlement expenses increased primarily due to $42.0 million resulting from growth in the business. This was partially offset by $21.6 million in favorable claim experience in our specialty benefits insurance business.

Operating expenses increased primarily due to growth in the business.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2018	2017	(decrease)
		(in millions)
Operating revenues:
Total operating revenues	$—	$(1.5)	$1.5
Expenses:
Total expenses	38.9	56.9	(18.0)

Pre-tax operating earnings attributable to noncontrolling interest	3.1	0.1	3.0
Pre-tax operating losses	$(42.0)	$(58.5)	$16.5

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Pre-Tax Operating Losses

Pre-tax operating losses decreased primarily due to a fee paid in the first quarter of 2017 resulting from our election to discontinue an arrangement with one of our financing counterparties.

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

We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised at inopportune times. For example, as of March 31, 2018, approximately $9.4 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain surrender charges and other provisions limiting early surrenders.

The following table summarizes the withdrawal characteristics of our domestic general account investment contracts as of March 31, 2018.

	Contractholder funds	Percentage
	(in millions)
Not subject to discretionary withdrawal	$10,427.3	34.2%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	7,351.2	24.1
Market value adjustments	6,549.3	21.4
Subject to discretionary withdrawal without adjustments	6,187.2	20.3
Total domestic investment contracts	$30,515.0	100.0%

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

As of March 31, 2018 and December 31, 2017, we had short-term credit facilities with various financial institutions in an aggregate amount of $1,035.6 million and $952.3 million, respectively. As of March 31, 2018 and December 31, 2017, we had $78.1 million and $39.5 million, respectively, of outstanding borrowings, with no assets pledged as support. During the first quarter of 2017, we extended or renewed $789.0 million of our revolving credit facilities. The facilities and their new maturity dates include a $600.0 million 5-year facility, with PFG, PFS and Principal Life as co-borrowers that matures March 2022 and a $200.0 million 5-year credit facility, with PFG, PFS, Principal Life and Principal Financial Services V (UK) LTD as co-borrowers, of which $11.0 million matures March 2020 and $189.0 million matures March 2022. The revolving credit facilities are committed and available for general corporate purposes. The $600.0 million facility is supported by seventeen banks and the $200.0 million facility is supported by fifteen banks through March 2020, reduced to $189.0 million supported by fourteen banks thereafter. Most of the banks have other relationships with us. In addition to the revolving credit facilities, Principal International Chile has the capacity to access up to $190.6 million in unsecured lines of credit offered by Chilean financial institutions and Principal Life has a $45.0 million unsecured line of credit. Due to the financial strength and the strong relationships we have with these providers, we are comfortable we have very low risk the financial institutions would be unable or unwilling to fund these facilities.

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

Dividends from Principal Life, our primary subsidiary, are limited by Iowa law. Under Iowa law, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Commissioner of Insurance of the State of Iowa (the “Commissioner”) to pay stockholder dividends or make any other distribution if such dividends or distributions would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limitations. Extraordinary dividends include those made, together with dividends and other distributions, within the preceding twelve months that exceed the greater of (i) 10% of Principal Life’s statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year, not to exceed earned surplus. Based on December 31, 2017, statutory results, the dividend limitation for Principal Life is approximately $1,122.4 million in ordinary dividends in 2018 without prior regulatory approval.

However, because the dividend test is based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2018, some or all of such dividends may be extraordinary and require regulatory approval.

Total stockholder dividends paid by Principal Life to its parent as of March 31, 2018, were $200.0 million, all of which was extraordinary and approved by the Commissioner. As of March 31, 2018, we had $2,030.0 million of cash and liquid assets held in our holding companies and other subsidiaries, which is available for corporate purposes.

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

Net cash provided by operating activities was $746.5 million and $522.9 million for the three months ended March 31, 2018 and 2017, respectively. Our insurance business typically generates positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The increase in cash provided by operating activities in 2018 compared to 2017 was primarily the result of fluctuations in receivables and payables associated with the timing of settlements. This was partially offset by a decrease in net cash flows for trading securities and equity securities with operating intent as a result of lower maturities in 2018 compared to 2017.

Net cash used in investing activities was $979.9 million and $1,831.0 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in cash used in investing activities was driven by decreased net purchases of fixed maturities available-for-sale and equity securities with intent to hold partially offset by an increase in mortgage loans acquired or originated and the acquisition of MetLife, Inc’s pension fund management business in Mexico in 2018.

Net cash provided by financing activities was $98.3 million and $123.2 million for the three months ended March 31, 2018 and 2017, respectively. A net increase in cash provided by banking operation deposits was more than offset by lower net investment contract deposits in 2018 as compared to 2017, primarily in the individual fixed annuity business, and an increase in the acquisition of treasury stock.

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

Short-Term Debt. The components of short-term debt were as follows:

	March 31, 2018	December 31, 2017
	(in millions)
Other recourse short-term debt	$69.3	$39.5
Repurchase agreements	8.8	—
Total short-term debt	$78.1	$39.5

The short-term credit facilities are used for general corporate purposes and borrowings outstanding can fluctuate as part of working capital management.

Long-Term Debt. As of March 31, 2018, no significant changes have occurred to long-term debt since December 31, 2017. However, on March 8, 2018, we entered into two contingent funding agreements that give us the right at any time over a ten-year or thirty-year period to issue up to $400.0 million or $350.0 million, respectively, of senior notes. For more information on the contingent funding agreements, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 6, Long-Term Debt.”

Stockholders’ Equity. The following table summarizes our dividends to stockholders and repurchase of common stock.

	For the three months ended	For the year ended
	March 31, 2018	December 31, 2017
	(in millions)
Dividends to stockholders	$147.3	$540.0
Repurchase of common stock	199.6	220.4
Total cash returned to common stockholders	$346.9	$760.4

For additional stockholders’ equity information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 10, Stockholders’ Equity.”

Capitalization

The following table summarizes our capital structure:

	March 31, 2018	December 31, 2017
	($ in millions)
Debt:
Short-term debt	$78.1	$39.5
Long-term debt	3,196.6	3,178.4
Total debt	3,274.7	3,217.9

Equity excluding AOCI	12,656.2	12,683.8
Total capitalization excluding AOCI	$15,930.9	$15,901.7
Debt to equity excluding AOCI	26%	25%
Debt to capitalization excluding AOCI	21%	20%

Contractual Obligations and Contractual Commitments

As of March 31, 2018, no significant changes to contractual obligations and contractual commitments have occurred since December 31, 2017.

Off-Balance Sheet Arrangements

Variable Interest Entities. We have relationships with various types of special purpose entities and other entities where we have a variable interest as described in Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 2, Variable Interest Entities.” We have made commitments to fund certain limited partnerships, some of which are classified as unconsolidated variable interest entities.

Guarantees and Indemnifications. As of March 31, 2018, no significant changes to guarantees and indemnifications have occurred since December 31, 2017. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 9, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

Financial Strength and Credit Ratings

Our ratings are influenced by the relative ratings of our peers/competitors as well as many other factors including our operating and financial performance, capital levels, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage and other factors.

In April 2018, S&P affirmed the financial strength ratings of Principal Life and Principal National Life Insurance Company (“PNLIC”) at ‘A+’. S&P upgraded PFG’s senior unsecured debt rating to ‘A-’ from ‘BBB+’. The outlook remains ‘stable’ for all ratings. Principal Life’s enterprise risk management rating was affirmed as ‘Strong’. The rating affirmation reflects S&P’s view that we have a very strong competitive position as a leader in the U.S. small to midsize 401(k) market, with strong asset management and insurance solution capabilities. The upgrade to the senior debt rating reflects growth in unregulated cash flow available to the holding company.

In February 2018, A.M. Best affirmed the financial strength ratings of Principal Life and PNLIC at ‘A+’. The outlook remains ‘stable’ for all ratings. The affirmation reflects Principal’s very strong balance sheet strength as well as its favorable operating performance, favorable business profile and appropriate enterprise risk management.

In October 2017, Fitch affirmed the ‘AA-’ financial strength ratings of Principal Life and P NLIC. Fitch also affirmed PFG’s long-term senior unsecured debt at ‘A-’. The outlook on all ratings remains ‘stable’. The rating reflects very strong and stable operating profitability and a very strong business profile, reflecting strong market position and significant operating scale focusing on small and midsize businesses in the retirement market.

In the fourth quarter of 2017, Moody’s and Fitch changed their outlook on the U.S. life insurance sector to ‘stable’ from ‘negative’. S&P continues to maintain a ‘stable’ outlook as well. This outlook reflects their view that despite ongoing concerns over evolving issues that could negatively impact the U.S. life insurance sector, insurers have shown resilience by exhibiting very strong balance sheet fundamentals and good earnings and liquidity.

A.M. Best continues to reflect a ‘negative’ outlook reflecting its view that a negative impact on the U.S. life insurance sector could come from pressures such as the flattening yield curve, low treasury rates and evolving regulatory issues.

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

	A.M. Best	Fitch	S&P Global	Moody’s
Principal Financial Group
Senior Unsecured Debt (1)	a-	A-	A-	Baa2
Junior Subordinated Debt (2)	bbb+		BBB+	Baa3
Long-Term Issuer Default Rating		A
Principal Financial Services
Senior Unsecured Debt	a-		A-	Baa1
Long-Term Issuer Default Rating		A
Principal Life Insurance Company
Insurer Financial Strength	A+	AA-	A+	A1
Issuer Credit Rating	aa-
Commercial Paper	AMB-1+		A-1+	P-1
Enterprise Risk Management Rating			Strong
Principal National Life Insurance Company
Insurer Financial Strength	A+	AA-	A+	A1

(1)            Principal Financial Group’s senior debt issuance has been rated “Baa1” by Moody’s.

(2)            Principal Financial Group’s junior subordinated debt issuance has been rated “BBB” by S&P Global and “Baa2” by Moody’s.

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The fair value hierarchy gives the highest priority (Level 1) to unadjusted quoted prices in active markets for identical assets or liabilities and gives the lowest priority (Level 3) to unobservable inputs. The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety considering factors specific to the asset or liability. See Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 11, Fair Value Measurements” for further details, including a reconciliation of changes in Level 3 fair value measurements.

As of March 31, 2018, 40% of our net assets (liabilities) were Level 1, 56% were Level 2 and 4% were Level 3. Excluding separate account assets as of March 31, 2018, 3% of our net assets (liabilities) were Level 1, 97% were Level 2 and 0% were Level 3.

As of December 31, 2017, 41% of our net assets (liabilities) were Level 1, 56% were Level 2 and 3% were Level 3. Excluding separate account assets as of December 31, 2017, 3% of our net assets (liabilities) were Level 1, 97% were Level 2 and 0% were Level 3.

Changes in Level 3 Fair Value Measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2018, were $8,141.4 million as compared to $7,791.7 million as of December 31, 2017. The increase was primarily related to net purchases and gains in our separate account assets.

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

Investments

We had total consolidated assets as of March 31, 2018, of $253,636.5 million, of which $81,952.8 million were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk; therefore, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of March 31, 2018, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans. The remainder is invested in other investments, equity securities, real estate and residential mortgage loans. In addition, policy loans are included in our invested assets.

	March 31, 2018		December 31, 2017
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$41,220.5	50%	$41,999.3	51%
Private	18,120.3	22	17,955.1	22
Equity securities	1,927.5	2	1,866.6	2
Mortgage loans:
Commercial	13,143.3	16	12,871.5	16
Residential	1,343.0	2	1,279.0	2
Real estate held for sale	206.6	—	212.9	—
Real estate held for investment	1,494.5	2	1,523.8	2
Policy loans	804.9	1	808.3	1
Other investments	3,692.2	5	3,586.2	4
Total invested assets	81,952.8	100%	82,102.7	100%
Cash and cash equivalents	2,335.7		2,470.8
Total invested assets and cash	$84,288.5		$84,573.5

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

	For the three months ended March 31,
	2018		2017		Increase (decrease)
	Yield	Amount	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturities	4.2%	$605.3	4.2%	$577.2	—%	$28.1
Equity securities	3.7	17.7	8.6	33.8	(4.9)	(16.1)
Mortgage loans - commercial	4.1	133.4	4.1	125.0	—	8.4
Mortgage loans - residential	5.4	17.6	5.0	15.2	0.4	2.4
Real estate	11.9	51.3	15.0	52.4	(3.1)	(1.1)
Policy loans	5.6	11.2	5.5	11.3	0.1	(0.1)
Cash and cash equivalents	1.6	9.5	1.1	5.7	0.5	3.8
Other investments	8.8	80.1	9.0	77.9	(0.2)	2.2
Total	4.5	926.1	4.7	898.5	(0.2)	27.6
Investment expenses	(0.1)	(23.9)	(0.1)	(21.1)	—	(2.8)
Net investment income	4.4%	$902.2	4.6%	$877.4	(0.2)%	$24.8

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net investment income from fixed maturities increased primarily due to higher average invested assets in our U.S. operations.

Net investment income from equity securities decreased primarily due to unfavorable relative market performance on our required regulatory investments in the pension funds of our Latin America business.

Net investment income from commercial mortgage loans increased primarily due to higher average invested assets in our U.S. operations.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains and losses for the periods indicated.

	For the three months ended March 31,
	2018	2017	Increase (decrease)
	(in millions)
Fixed maturities, available-for-sale – credit impairments (1)	$(9.9)	$(28.8)	$18.9
Commercial mortgage loans – credit impairments	(0.7)	(0.3)	(0.4)
Other – credit impairments	1.1	(0.1)	1.2
Fixed maturities, available-for-sale and trading – noncredit	(32.7)	(3.9)	(28.8)
Derivatives and related hedge activities (2)	4.6	(18.5)	23.1
Other gains (losses)	12.5	35.0	(22.5)
Net realized capital losses	$(25.1)	$(16.6)	$(8.5)

(1)                                 Includes credit impairments as well as losses on sales of fixed maturities to reduce credit risk, net of realized credit recoveries on the sale of previously impaired securities.

(2)                                 Includes fixed maturities, trading net losses of $(0.4) million and $0.0 million for the three months ended March 31, 2018 and 2017, respectively, which are a component of the GMWB embedded derivative hedging program net realized capital gains (losses).

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net realized capital losses on fixed maturities, available for sale – credit impairments decreased primarily due to lower impairments on corporate and structured fixed maturities.

Net realized capital losses on fixed maturities, available-for-sale and trading – noncredit increased due to higher available-for-sale noncredit losses related to portfolio rebalancing during 2018 and losses versus gains on trading securities related to changes in interest rates and credit spreads.

Derivatives and related hedge activities had net gains in 2018 as compared to net losses in 2017 primarily due to decreased losses on the GMWB embedded derivatives, including changes in the spread reflecting our own creditworthiness, and related hedging instruments.

Other gains decreased primarily due to losses in 2018 versus gains in 2017 on equity securities related primarily to mark-to-market adjustments.

U.S. Investment Operations

Of our invested assets, $73,663.2 million were held by our U.S. operations as of March 31, 2018. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing investment policies and monitoring risk limits and tolerances. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect customers’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

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

We purchase credit default swaps to hedge certain credit exposures in our investment portfolio. We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $103.5 million and $143.5 million as of March 31, 2018 and December 31, 2017, respectively. We sell credit default swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Derivative Financial Instruments” under the caption, “Credit Derivatives Sold.”

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

A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage loan portfolio. We apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying commercial real estate, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and substantially all existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are typically 75% or less loan-to-value ratio and a debt service coverage ratio of at least 1.2 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The following table presents loan-to-value and debt service coverage ratios for our brick and mortar commercial mortgage loans:

	Weighted average loan-to-value ratio		Debt service coverage ratio
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017

New mortgages	49%	51%	2.4X	2.5X
Entire mortgage portfolio	46%	45%	2.6X	2.7X

We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, were $3,057.8 million and 3.5%, respectively, as of March 31, 2018 and $2,869.7 million and 3.4%, respectively, as of December 31, 2017. In addition, the amortized cost and weighted average yield of residential mortgage-backed pass-through securities, residential collateralized mortgage obligations, and asset-backed securities - home equity with material prepayment risk were $5,664.8 million and 3.2%, respectively, as of March 31, 2018 and $5,538.6 million and 3.1%, respectively, as of December 31, 2017.

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

	March 31, 2018		December 31, 2017
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$37,065.1	50%	$38,026.4	51%
Private	18,097.2	25	17,943.2	24
Equity securities	421.2	1	411.8	1
Mortgage loans:
Commercial	12,968.9	18	12,700.8	17
Residential	782.3	1	722.7	1
Real estate held for sale	204.3	—	210.7	—
Real estate held for investment	1,492.7	2	1,522.0	2
Policy loans	779.5	1	783.4	1
Other investments	1,852.0	2	1,815.4	3
Total invested assets	73,663.2	100%	74,136.4	100%
Cash and cash equivalents	2,106.7		2,284.4
Total invested assets and cash	$75,769.9		$76,420.8

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities. Included in the privately placed category as of March 31, 2018 and December 31, 2017, were $13.0 billion and $12.7 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

Fixed maturities were diversified by category of issuer, as shown in the following table for the periods indicated.

	March 31, 2018		December 31, 2017
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total
	($ in millions)

U.S. government and agencies	$1,322.5	2%	$1,328.8	2%
States and political subdivisions	6,456.9	12	6,793.8	12
Non-U.S. governments	545.2	1	528.3	1
Corporate - public	20,182.1	37	20,679.9	37
Corporate - private	12,847.3	23	13,026.8	23
Residential mortgage-backed pass-through securities	2,755.7	5	2,879.2	5
Commercial mortgage-backed securities	3,722.6	7	3,675.9	7
Residential collateralized mortgage obligations	2,649.5	5	2,483.7	5
Asset-backed securities	4,680.5	8	4,573.2	8
Total fixed maturities	$55,162.3	100%	$55,969.6	100%

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 20% of total fixed maturities as of both March 31, 2018 and December 31, 2017. It is comprised of corporate and foreign government fixed maturities. The following table presents the carrying amount of our international exposure for our U.S. operation’s fixed maturities portfolio for the periods indicated.

	March 31, 2018	December 31, 2017
	(in millions)

European Union, excluding UK	$3,183.6	$3,119.1
United Kingdom	2,503.2	2,513.9
Asia-Pacific	1,585.6	1,550.7
Australia/New Zealand	1,519.7	1,511.2
Latin America	1,045.6	1,047.5
Europe, non-European Union	716.6	720.2
Middle East and Africa	438.6	455.2
Other (1)	296.2	283.6
Total	$11,289.1	$11,201.4

(1)                                 Includes exposure from two countries and various supranational organizations as of both March 31, 2018, and December 31, 2017.

International fixed maturities exposure is determined by the country of domicile of the parent entity of an individual asset. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of March 31, 2018 and December 31, 2017, our investments in Canada totaled $1,830.9 million and $1,854.5 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The following table presents our top ten exposures as of March 31, 2018.

Amortized cost
(in millions)

Mars, Incorporated	$217.2
Berkshire Hathaway Inc.	212.1
JPMorgan Chase & Co.	195.0
Wells Fargo & Company	191.2
Duke Energy Corporation	190.0
Bank of America Corporation	183.1
Comcast Corporation	181.8
Province of Quebec	170.2
Morgan Stanley	167.8
People’s Republic of China	164.4
Total top ten exposures	$1,872.8

Fixed Maturities Valuation and Credit Quality. Valuation techniques for the fixed maturities portfolio vary by security type and the availability of market data. The use of different pricing techniques and their assumptions could produce different financial results. See Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 11, Fair Value Measurements” for further details regarding our pricing methodology. Once prices are determined, they are reviewed by pricing analysts for reasonableness based on asset class and observable market data. Investment analysts who are familiar with specific securities review prices for reasonableness through direct interaction with external sources, review of recent trade activity or use of internal models. All fixed maturities placed on the “watch list” are periodically analyzed by investment analysts or analysts that focus on troubled securities (“Workout Group”). This group then meets with the Chief Investment Officer and the Portfolio Managers to determine reasonableness of prices. The valuation of impaired bonds for which there is no quoted price is typically based on the present value of the future cash flows expected to be received. Although we believe these values reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other market factors involve qualitative and unobservable inputs.

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

	March 31, 2018			December 31, 2017
			Percent of			Percent of
	Amortized	Carrying	carrying	Amortized	Carrying	carrying
NAIC designation	cost	amount	amount	cost	amount	amount
	($ in millions)

1	$36,636.4	$37,261.6	67%	$36,314.6	$37,769.0	67%
2	14,923.7	15,461.0	28	14,766.4	15,714.7	28
3	1,964.2	1,994.0	4	1,906.8	1,987.7	4
4	312.5	306.7	1	342.6	335.4	1
5	121.7	107.7	—	142.4	126.0	—
6	32.1	31.3	—	38.3	36.8	—
Total fixed maturities	$53,990.6	$55,162.3	100%	$53,511.1	$55,969.6	100%

Fixed maturities included 78 securities with an amortized cost of $769.3 million, gross gains of $7.5 million, gross losses of $12.5 million and a carrying amount of $764.3 million as of March 31, 2018, that were still pending a review and assignment of a designation by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, we will always have securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent designation is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities. As of March 31, 2018, based on amortized cost, 98% of our CMBS portfolio had an NAIC designation of 1 and 90% was issued during the more conservative underwriting periods prior to 2005 and after 2008.

The following tables present our exposure by credit quality, based on NAIC designations, and vintage for our CMBS portfolio as of the periods indicated.

	March 31, 2018
	2004 and prior		2005 to 2008		2009 and after		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
NAIC designation	cost	amount	cost	amount	cost	amount	cost	amount
	(in millions)

1	$56.1	$57.7	$322.5	$318.2	$3,342.5	$3,286.7	$3,721.1	$3,662.6
2	—	—	9.0	8.9	1.2	1.1	10.2	10.0
3	—	—	30.9	30.6	—	—	30.9	30.6
4	—	—	9.7	9.3	—	—	9.7	9.3
5	0.1	0.1	3.9	4.1	—	—	4.0	4.2
6	2.3	2.1	2.9	3.8	—	—	5.2	5.9
Total (1)	$58.5	$59.9	$378.9	$374.9	$3,343.7	$3,287.8	$3,781.1	$3,722.6

(1)    The CMBS portfolio included agency CMBS with a $357.0 million amortized cost and a $350.6 million carrying amount.

	December 31, 2017
	2004 and prior		2005 to 2008		2009 and after		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
NAIC designation	cost	amount	cost	amount	cost	amount	cost	amount
	(in millions)

1	$66.6	$69.0	$370.3	$365.3	$3,193.0	$3,176.3	$3,629.9	$3,610.6
2	—	—	11.7	12.4	1.2	1.2	12.9	13.6
3	—	—	33.0	32.9	—	—	33.0	32.9
4	—	—	13.4	6.8	—	—	13.4	6.8
5	0.2	0.1	6.5	5.8	—	—	6.7	5.9
6	2.5	2.2	3.0	3.9	—	—	5.5	6.1
Total (1)	$69.3	$71.3	$437.9	$427.1	$3,194.2	$3,177.5	$3,701.4	$3,675.9

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

	March 31, 2018	December 31, 2017
	($ in millions)

Total fixed maturities (public and private)	$55,162.3	$55,969.6
Problem fixed maturities (1)	$38.0	$33.8
Potential problem fixed maturities	21.7	35.0
Restructured fixed maturities	3.0	4.8
Total problem, potential problem and restructured fixed maturities	$62.7	$73.6
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	0.11%	0.13%

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

The net realized loss relating to other-than-temporary credit impairments and credit related sales of fixed maturities was $9.9 million and $28.8 million for the three months ended March 31, 2018 and 2017, respectively.

Fixed Maturities Available-for-Sale

The following tables present our fixed maturities available-for-sale by industry category and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in AOCI, as of the periods indicated.

	March 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	amount
	(in millions)

Finance — Banking	$4,572.8	$106.3	$48.1	$4,631.0
Finance — Brokerage	355.2	8.1	3.9	359.4
Finance — Finance Companies	320.9	3.8	2.4	322.3
Finance — Financial Other	450.1	22.5	7.1	465.5
Finance — Insurance	2,477.7	205.5	17.2	2,666.0
Finance — REITS	1,389.0	19.5	20.7	1,387.8
Industrial — Basic Industry	1,124.6	55.6	10.3	1,169.9
Industrial — Capital Goods	2,032.6	72.0	23.5	2,081.1
Industrial — Communications	2,424.9	185.1	19.1	2,590.9
Industrial — Consumer Cyclical	1,661.8	48.4	14.7	1,695.5
Industrial — Consumer Non-Cyclical	3,702.7	117.9	43.3	3,777.3
Industrial — Energy	2,551.9	191.4	22.2	2,721.1
Industrial — Other	442.7	8.9	3.5	448.1
Industrial — Technology	1,699.1	35.8	16.2	1,718.7
Industrial — Transportation	1,505.8	35.2	24.1	1,516.9
Utility — Electric	3,124.7	138.1	37.9	3,224.9
Utility — Natural Gas	517.6	21.2	6.8	532.0
Utility — Other	293.9	9.9	5.0	298.8
Government guaranteed	1,207.7	137.7	7.3	1,338.1
Total corporate securities	31,855.7	1,422.9	333.3	32,945.3

Residential mortgage-backed pass-through securities	2,425.3	30.7	52.0	2,404.0
Commercial mortgage-backed securities	3,767.8	20.7	79.2	3,709.3
Residential collateralized mortgage obligations	2,689.3	11.3	51.1	2,649.5
Asset-backed securities — Home equity (1)	198.5	13.0	1.3	210.2
Asset-backed securities — All other	3,061.7	2.8	29.3	3,035.2
Collateralized debt obligations — Credit	51.7	—	13.2	38.5
Collateralized debt obligations — CMBS	0.2	0.1	—	0.3
Collateralized debt obligations — Loans	1,394.0	0.9	1.6	1,393.3
Total mortgage-backed and other asset-backed securities	13,588.5	79.5	227.7	13,440.3

U.S. government and agencies	1,318.5	19.6	15.6	1,322.5
States and political subdivisions	6,248.1	259.1	51.8	6,455.4
Non-U.S. governments	526.2	27.1	8.1	545.2
Total fixed maturities, available-for-sale	$53,537.0	$1,808.2	$636.5	$54,708.7

(1) This exposure is all related to sub-prime mortgage loans.

	December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	amount
	(in millions)

Finance — Banking	$4,314.2	$166.7	$9.6	$4,471.3
Finance — Brokerage	349.0	16.9	1.6	364.3
Finance — Finance Companies	309.7	7.6	0.2	317.1
Finance — Financial Other	509.0	29.7	4.8	533.9
Finance — Insurance	2,505.9	281.2	3.5	2,783.6
Finance — REITS	1,378.8	48.4	3.8	1,423.4
Industrial — Basic Industry	1,158.8	82.9	0.9	1,240.8
Industrial — Capital Goods	2,085.2	126.2	3.4	2,208.0
Industrial — Communications	2,359.8	238.1	3.0	2,594.9
Industrial — Consumer Cyclical	1,670.2	74.6	2.3	1,742.5
Industrial — Consumer Non-Cyclical	3,748.4	217.3	9.6	3,956.1
Industrial — Energy	2,532.5	241.6	11.8	2,762.3
Industrial — Other	450.8	15.4	0.6	465.6
Industrial — Technology	1,601.2	70.2	2.4	1,669.0
Industrial — Transportation	1,459.7	70.5	4.6	1,525.6
Utility — Electric	3,228.4	219.6	13.7	3,434.3
Utility — Natural Gas	482.5	26.8	1.1	508.2
Utility — Other	270.1	16.8	0.6	286.3
Government guaranteed	1,220.1	167.4	2.4	1,385.1
Total corporate securities	31,634.3	2,117.9	79.9	33,672.3

Residential mortgage-backed pass-through securities	2,483.7	50.3	21.3	2,512.7
Commercial mortgage-backed securities	3,700.7	32.4	57.9	3,675.2
Residential collateralized mortgage obligations	2,486.0	20.5	22.8	2,483.7
Asset-backed securities — Home equity (1)	202.4	15.7	4.1	214.0
Asset-backed securities — All other	3,007.8	5.7	13.6	2,999.9
Collateralized debt obligations — Credit	51.7	—	13.4	38.3
Collateralized debt obligations — CMBS	0.2	0.2	—	0.4
Collateralized debt obligations — Loans	1,320.2	2.5	2.1	1,320.6
Total mortgage-backed and other asset-backed securities	13,252.7	127.3	135.2	13,244.8

U.S. government and agencies	1,292.1	44.3	7.6	1,328.8
States and political subdivisions	6,438.3	371.4	15.9	6,793.8
Non-U.S. governments	492.1	37.3	1.1	528.3
Total fixed maturities, available-for-sale	$53,109.5	$2,698.2	$239.7	$55,568.0

(1)         This exposure is all related to sub-prime mortgage loans.

Of the $636.5 million in gross unrealized losses as of March 31, 2018, $4.4 million in losses were attributed to securities scheduled to mature in one year or less, $70.6 million attributed to securities scheduled to mature between one to five years, $136.4 million attributed to securities scheduled to mature between five to ten years, $197.4 million attributed to securities scheduled to mature after ten years and $227.7 million related to mortgage-backed and other ABS that are not classified by maturity year. As of March 31, 2018, we were in a $1,171.7 million net unrealized gain position as compared to a $2,458.5 million net unrealized gain position as of December 31, 2017. The $1,286.8 million decrease in net unrealized gains for the three months ended March 31, 2018, can primarily be attributed to an approximate 30 basis points increase in interest rates and widening of credit spreads.

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

	March 31, 2018				December 31, 2017
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Carrying	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	amount	cost	gains	losses	amount
	(in millions)

Investment grade:
Public	$34,524.2	$1,357.6	$394.6	$35,487.2	$34,596.8	$1,998.4	$132.4	$36,462.8
Private	16,623.8	390.0	190.5	16,823.3	16,117.7	600.4	63.7	16,654.4
Below investment grade:
Public	1,145.8	28.7	23.6	1,150.9	1,129.7	53.1	20.1	1,162.7
Private	1,243.2	31.9	27.8	1,247.3	1,265.3	46.3	23.5	1,288.1
Total fixed maturities, available-for-sale	$53,537.0	$1,808.2	$636.5	$54,708.7	$53,109.5	$2,698.2	$239.7	$55,568.0

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, on investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	March 31, 2018
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$8,816.3	$142.9	$5,205.6	$61.6	$14,021.9	$204.5
Greater than three to six months	2,504.1	48.4	1,891.0	36.6	4,395.1	85.0
Greater than six to nine months	2,007.7	52.9	992.5	31.3	3,000.2	84.2
Greater than nine to twelve months	112.9	2.6	108.2	8.7	221.1	11.3
Greater than twelve to twenty-four months	2,528.9	128.8	956.4	40.7	3,485.3	169.5
Greater than twenty-four to thirty-six months	215.7	9.3	46.5	1.3	262.2	10.6
Greater than thirty-six months	157.6	9.7	131.8	10.3	289.4	20.0
Total fixed maturities, available-for-sale	$16,343.2	$394.6	$9,332.0	$190.5	$25,675.2	$585.1

	December 31, 2017
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$3,012.2	$11.5	$2,440.0	$10.3	$5,452.2	$21.8
Greater than three to six months	2,201.7	21.7	1,203.9	13.2	3,405.6	34.9
Greater than six to nine months	148.8	1.7	174.5	5.3	323.3	7.0
Greater than nine to twelve months	36.2	0.6	34.2	2.5	70.4	3.1
Greater than twelve to twenty-four months	2,813.9	77.8	1,050.7	21.0	3,864.6	98.8
Greater than twenty-four to thirty-six months	241.5	7.4	61.9	2.0	303.4	9.4
Greater than thirty-six months	184.3	11.7	113.7	9.4	298.0	21.1
Total fixed maturities, available-for-sale	$8,638.6	$132.4	$5,078.9	$63.7	$13,717.5	$196.1

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, on below investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	March 31, 2018
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$263.1	$6.7	$342.4	$6.4	$605.5	$13.1
Greater than three to six months	40.2	2.2	27.5	1.6	67.7	3.8
Greater than six to nine months	0.4	0.1	10.9	0.5	11.3	0.6
Greater than nine to twelve months	—	—	26.7	0.5	26.7	0.5
Greater than twelve to twenty-four months	10.5	3.2	4.4	0.2	14.9	3.4
Greater than twenty-four to thirty-six months	27.7	0.8	9.3	1.6	37.0	2.4
Greater than thirty-six months	61.4	10.6	60.4	17.0	121.8	27.6
Total fixed maturities, available-for-sale	$403.3	$23.6	$481.6	$27.8	$884.9	$51.4

	December 31, 2017
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$38.3	$0.7	$65.4	$0.5	$103.7	$1.2
Greater than three to six months	—	—	11.1	0.3	11.1	0.3
Greater than six to nine months	1.5	5.7	46.3	1.9	47.8	7.6
Greater than nine to twelve months	1.1	0.1	—	—	1.1	0.1
Greater than twelve to twenty-four months	6.0	0.1	4.5	0.1	10.5	0.2
Greater than twenty-four to thirty-six months	28.4	4.3	23.5	3.9	51.9	8.2
Greater than thirty-six months	73.0	9.2	55.9	16.8	128.9	26.0
Total fixed maturities, available-for-sale	$148.3	$20.1	$206.7	$23.5	$355.0	$43.6

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, on fixed maturities available-for-sale where the estimated fair value had declined and remained below amortized cost by 20% or more as of the periods indicated.

	March 31, 2018
	Problem, potential		All other fixed
	problem and restructured		maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$4.7	$1.3	$15.2	$5.2	$19.9	$6.5
Greater than three to six months	0.5	1.0	17.3	9.7	17.8	10.7
Greater than six to nine months	—	—	0.1	—	0.1	—
Greater than twelve months	10.4	7.7	24.2	10.8	34.6	18.5
Total fixed maturities, available-for-sale	$15.6	$10.0	$56.8	$25.7	$72.4	$35.7

	December 31, 2017
	Problem, potential		All other fixed
	problem and restructured		maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$0.5	$1.0	$25.4	$16.8	$25.9	$17.8
Greater than three to six months	—	—	0.1	—	0.1	—
Greater than six to nine months	—	—	0.5	0.1	0.5	0.1
Greater than twelve months	18.7	12.7	24.2	11.1	42.9	23.8
Total fixed maturities, available-for-sale	$19.2	$13.7	$50.2	$28.0	$69.4	$41.7

Mortgage Loans

Mortgage loans consist of commercial mortgage loans on real estate and residential mortgage loans. The carrying amount of our commercial mortgage loan portfolio was $12,968.9 million and $12,700.8 million as of March 31, 2018 and December 31, 2017, respectively. The carrying amount of our residential mortgage loan portfolio was $782.3 million and $722.7 million as of March 31, 2018 and December 31, 2017, respectively.

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

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 19% and 18% of our commercial mortgage loan portfolio before valuation allowance as of March 31, 2018 and December 31, 2017, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The typical borrower in our commercial loan portfolio is a single purpose entity or single asset entity. As of March 31, 2018 and December 31, 2017, the total number of commercial mortgage loans outstanding was 819 and 813, of which 51% and 52% were for loans with principal balances less than $10.0 million, respectively. The average loan size of our commercial mortgage portfolio was $15.9 million and $15.6 million as of March 31, 2018 and December 31, 2017, respectively.

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

We did not have problem, potential problem and restructured commercial mortgage loans as of March 31, 2018 and December 31, 2017.

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

The following table represents our commercial mortgage loan valuation allowance for the periods indicated.

	For the three months ended March 31, 2018	For the year ended December 31, 2017
	($ in millions)

Balance, beginning of period	$25.8	$27.4
Provision	0.8	(1.6)
Balance, end of period	$26.6	$25.8
Valuation allowance as % of carrying value before reserves	0.20%	0.20%

Residential Mortgage Loans. The residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $21.1 million and $23.0 million and first lien mortgages with an amortized cost of $767.0 million and $706.1 million as of March 31, 2018 and December 31, 2017, respectively. The home equity loans are generally second lien mortgages made up of closed-end loans and lines of credit. Non-performing residential mortgage loans, which are defined as loans 90 days or greater delinquent plus non-accrual loans, totaled $8.8 million and $8.4 million as of March 31, 2018 and December 31, 2017, respectively.

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

	For the three months ended March 31, 2018	For the year ended December 31, 2017
	($ in millions)

Balance, beginning of period	$6.4	$17.0
Provision	(1.1)	(10.5)
Charge-offs	(0.5)	(5.0)
Recoveries	1.0	4.9
Balance, end of period	$5.8	$6.4
Valuation allowance as % of carrying value before reserves	0.74%	0.88%

Real Estate

Real estate consists primarily of commercial equity real estate. As of March 31, 2018 and December 31, 2017, the carrying amount of our equity real estate investment was $1,697.0 million and $1,732.7 million, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $1,492.7 million and $1,522.0 million as of March 31, 2018 and December 31, 2017, respectively. The carrying value of real estate held for investment is generally adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized capital losses in our consolidated results of operations. Impairment adjustments recorded for the year ended December 31, 2017, were $1.1 million. No such impairment adjustments were recorded for the three months ended March 31, 2018.

The carrying amount of real estate held for sale was $204.3 million and $210.7 million as of March 31, 2018 and December 31, 2017, respectively. Once we identify a real estate property to be sold and it is probable that it will be sold, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. The valuation allowance did not change for the three months ended March 31, 2018 or for the year ended December 31, 2017.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country. As of March 31, 2018, our largest equity real estate portfolio concentration was in the Pacific (45%) region of the United States. By property type, our largest concentrations were in apartments (33%), office (32%), and industrial (25%) as of March 31, 2018.

Other Investments

Our other investments totaled $1,852.0 million as of March 31, 2018, compared to $1,815.4 million as of December 31, 2017. Derivative assets accounted for $188.8 million and $250.4 million in other investments as of March 31, 2018 and December 31, 2017, respectively. The remaining other investments are primarily related to equity method investments, which include real estate properties owned jointly with venture partners and operated by the partners and sponsored investment funds.

International Investment Operations

Of our invested assets, $8,289.6 million were held by our Principal International segment as of March 31, 2018. The assets are primarily managed by the local Principal International affiliate. Due to the regulatory constraints in each location, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets is fixed maturities. The following table excludes invested assets of the separate accounts.

	March 31, 2018		December 31, 2017
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total
	($ in millions)
Fixed maturities:
Public	$4,155.4	50%	$3,972.9	50%
Private	23.1	—	11.9	—
Equity securities	1,506.3	18	1,454.8	18
Mortgage loans:
Commercial	174.4	2	170.7	2
Residential	560.7	7	556.3	7
Real estate held for sale	2.3	—	2.2	—
Real estate held for investment	1.8	—	1.8	—
Policy loans	25.4	—	24.9	—
Other investments:
Direct financing leases	957.9	12	937.4	12
Investment in unconsolidated entities	807.6	10	763.8	10
Derivative assets and other investments	74.7	1	69.6	1
Total invested assets	8,289.6	100%	7,966.3	100%
Cash and cash equivalents	229.0		186.4
Total invested assets and cash	$8,518.6		$8,152.7

Regulations in certain locations require investment in the funds we manage. These required regulatory investments are classified as equity securities within our consolidated statements of financial position, with all mark-to-market changes reflected in net investment income. Our investment is primarily dictated by client activity and all investment performance is retained by us.

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

A reduction in our long-term interest rate assumptions may result in increases in our reserves and/or unlocking of our DAC asset and other actuarial balances. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Deferred Acquisition Costs and Other Actuarial Balances” in our Annual Report on Form 10-K for the year ended December 31, 2017.

In addition, we have implemented reinsurance transactions utilizing affiliated reinsurers and highly rated third parties to finance a portion of the statutory reserves for our term life insurance policies and universal life insurance policies with secondary guarantees. We calculate an economic reserve, which represents an estimate of our liability associated with these contracts. The excess of the required statutory reserve over the economic reserve is secured by financing provided by highly rated third parties. The long-term interest rate assumption is a key input in the calculation of the economic reserve. A reduction in our long-term interest rate assumption would reduce the portion of the statutory reserve that can be financed through affiliated reinsurers, thus increasing the amount of invested assets we must maintain to support statutory reserves. For additional information, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Statutory Insurance Financial Information” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Guaranteed Minimum Interest Rate Exposure. The following table provides detail on the differences between the interest rates being credited to contractholders as of March 31, 2018, and the respective guaranteed minimum interest rates (“GMIRs”). Account values are broken down by GMIR level within the Retirement and Income Solutions and U.S. Insurance Solutions segments.

	Account values (1)
		Excess of crediting rates over GMIR:
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total
	($ in millions)

Guaranteed minimum interest rate
Retirement and Income Solutions
Up to 1.00%	$468.1	$401.1	$6,170.5	$2,447.4	$559.8	$10,046.9
1.01% - 2.00%	310.8	1,257.2	0.2	—	—	1,568.2
2.01% - 3.00%	5,633.2	—	0.1	0.9	—	5,634.2
3.01% - 4.00%	210.6	—	—	—	—	210.6
Subtotal	6,622.7	1,658.3	6,170.8	2,448.3	559.8	17,459.9

U.S. Insurance Solutions
Up to 1.00%	—	20.3	7.3	—	—	27.6
1.01% - 2.00%	328.7	—	245.5	303.6	80.1	957.9
2.01% - 3.00%	1,888.3	818.8	442.7	126.9	0.1	3,276.8
3.01% - 4.00%	1,509.4	43.3	6.3	21.2	3.4	1,583.6
4.01% - 5.00%	228.8	34.4	29.3	10.8	—	303.3
Subtotal	3,955.2	916.8	731.1	462.5	83.6	6,149.2

Total	$10,577.9	$2,575.1	$6,901.9	$2,910.8	$643.4	$23,609.1
Percentage of total	44.8%	10.9%	29.3%	12.3%	2.7%	100.0%

(1)  Includes only the account values, net of policy loans, for products with GMIRs and discretionary crediting rates.

In addition to the domestic account values shown in the table above, Principal International had $636.9 million and $558.3 million of account values with GMIRs in Hong Kong and Brazil, respectively, as of March 31, 2018. The Brazil amount includes account values from an equity method subsidiary, adjusted to reflect the proportion of the subsidiary’s results reflected in our net income. Our liabilities in Principal International are generally denominated in the functional currency of the location of operation. The pattern of interest rate movements in our international operations will likely differ from the pattern of interest rate movements in the U.S.

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

We estimate a hypothetical 100 basis point immediate, parallel increase in interest rates would reduce the net reported fair value of our financial assets and derivatives by $3,789.5 million as of March 31, 2018, compared to $3,831.5 million as of December 31, 2017. This estimate only reflects the change in fair value for financial assets and derivatives reported at fair value on our consolidated statements of financial position. Assets and liabilities not reported at fair value on our consolidated statements of financial position – including mortgage loans, liabilities relating to insurance contracts, investment contracts, debt and bank deposits – are excluded from this sensitivity analysis. We believe the excluded liability items would economically serve as a partial offset to the net interest rate risk of the financial instruments included in the sensitivity analysis. Separate account assets and liabilities are also excluded from this estimate, as any interest rate risk is borne by the holder of the separate account. For more information on fair value measurements, see Item 8. “Financial Statements and Supplementary Data, Notes to

Consolidated Financial Statements, Note 14, Fair Value Measurements” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our net estimated potential loss in fair value as of March 31, 2018, decreased $42.0 million from December 31, 2017, primarily due to an increase in our exposure to pay fixed interest rate swaps due to hedging needs.

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

•                  Retirement Business Dynamic Cash Flows – Dynamic liability cash flows, such as older fixed deferred annuities, are sensitive to policyholder behavior and the current interest rate environment. The risk and return metrics from deterministic and stochastic interest rate scenarios are used to manage the interest rate risk for these liabilities.

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

The plan fiduciaries use a Dynamic Asset Allocation strategy for our qualified defined benefit pension plan, which strategically allocates an increasing portion of the assets of the pension plan to fixed income securities as the funding status improves. The intended purpose of using the Dynamic Asset Allocation strategy is that the expected change in the value of the plan assets and the change in pension benefit obligation due to market movements are more likely to have more correlation versus a static allocation of assets between categories. For more information see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefit Plans” and Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Employee and Agent Benefits” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Use of Derivatives to Manage Interest Rate Risk. We use or have previously used various derivative financial instruments to manage our exposure to fluctuations in interest rates, including interest rate swaps, interest rate options, swaptions and futures. We use interest rate swaps and futures contracts to hedge changes in interest rates subsequent to the issuance of an insurance liability, such as a guaranteed investment contract, but prior to the purchase of a supporting asset, or during periods of holding assets in anticipation of near term liability sales. We use interest rate swaps primarily to more closely match the interest rate characteristics of assets and liabilities. They can be used to change the sensitivity to the interest rate of specific assets and liabilities as well as an entire portfolio. We use interest rate options to manage prepayment risks in our assets and minimum guaranteed interest rates and lapse risks in our liabilities. We have purchased swaptions to offset or modify existing exposures.

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

We estimate as of March 31, 2018, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency-denominated instruments identified above because we effectively hedge foreign currency-denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2017. However, fluctuations in foreign currency exchange rates do affect the translation of segment pre-tax operating earnings and equity of our international operations into our consolidated financial statements.

For our Principal International segment, we estimate a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $354.1 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of March 31, 2018, as compared to an estimated $336.6 million, or 10%, reduction as of December 31, 2017. We estimate a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $10.9 million, or 13%, reduction in segment pre-tax operating earnings of our international operations for the three months ended March 31, 2018, as compared to an estimated $12.0 million, or 12%, reduction for the three months ended March 31, 2017.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $205.0 million and $232.2 million as of March 31, 2018 and December 31, 2017, respectively. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $482.0 million and $455.6 million as of March 31, 2018 and December 31, 2017, respectively. The notional amount of our currency forwards hedging foreign-denominated equity securities was $21.3 million and $35.1 million as of March 31, 2018 and December 31, 2017, respectively.

With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our Principal International operations had currency swaps with a notional amount of $185.9 million and $200.8 million as of March 31, 2018 and December 31, 2017, respectively. Our Principal International operations also utilized currency forwards with a notional amount of $730.5 million and $665.2 million as of March 31, 2018 and December 31, 2017, respectively.

We sometimes use derivatives to hedge currency risk associated with expected cash flows from our foreign operations. We held currency forwards with a notional amount of $55.6 million and $81.2 million as March 31, 2018 and December 31, 2017, respectively. We also utilized currency options with a notional amount of $636.9 million and $583.6 million as of March 31, 2018 and December 31, 2017, respectively

We used currency forwards with a notional amount of $134.0 million as of December 31, 2017, to manage the foreign currency risk associated with a business combination. No hedges of business combinations were outstanding as of March 31, 2018.

Equity Risk

Equity risk is the risk we will incur economic losses due to adverse fluctuations in common stock prices. As of March 31, 2018 and December 31, 2017, the fair value of our equity securities was $1,927.5 million and $1,866.6 million, respectively. We estimate a 10% decline in the prices of the equity securities would result in a decline in fair value of our equity securities of $192.8 million as of March 31, 2018, as compared to a decline in fair value of our equity securities of $186.7 million as of December 31, 2017.

We are also exposed to the risk that asset-based fees decrease as a result of declines in assets under management due to changes in investment prices and the risk that asset management fees calculated by reference to performance could be lower. The risk of decreased asset-based and asset management fees could also impact our estimates of total gross profits used as a basis for amortizing DAC and other actuarial balances. For further discussion, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Deferred Acquisition Costs and Other Actuarial Balances” in our Annual Report on Form 10-K for the year ended December 31, 2017.

We also have equity risk associated with (1) fixed deferred annuity and universal life contracts that credit interest to customers based on changes in an external equity index; (2) variable annuity contracts that have a GMWB rider that allows the customer to make withdrawals of a specified annual amount, either for a fixed number of years or for the lifetime of the customer, even if the account value is reduced to zero; (3) variable annuity contracts that have a guaranteed minimum death benefit (“GMDB”) that allows the death benefit to be paid, even if the account value has fallen below the GMDB amount and (4) investment contracts in which the return is subject to minimum contractual guarantees. We are also subject to equity risk based upon the assets that support our employee benefit plans. For further discussion of equity risk associated with these plans, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefit Plans” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Use of Derivatives to Manage Equity Risk. We economically hedge the fixed deferred annuity and universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product’s profile or selling options to offset existing exposures. We economically hedged the GMWB exposure, which includes interest rate risk and equity risk, using futures, options and interest rate swaps with notional amounts of $391.7 million, $3,277.4 million, and $4,371.5 million, respectively, as of March 31, 2018, and notional amounts of $594.3 million, $3,217.4 million, and $3,893.7 million, respectively, as of December 31, 2017. The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

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

Our Chief Executive Officer, Daniel J. Houston, and our Chief Financial Officer, Deanna D. Strable-Soethout, have reviewed and evaluated our disclosure controls and procedures as of March 31, 2018, and have concluded our disclosure controls and procedures are effective.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure concerning legal proceedings can be found in Part I, Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 9, Contingencies, Guarantees and Indemnifications” under the caption, “Litigation and Regulatory Contingencies,” which is incorporated here by this reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, consideration should be given to the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. If any of those factors were to occur, they could materially adversely affect our business, financial condition or future results, and could cause actual results to differ materially from those expressed in forward-looking statements in this report. We have not had material changes with respect to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents the amount of our common share purchase activity for the periods indicated.

				Maximum dollar
			Total number of	value of shares
			shares purchased	that may yet be
	Total number of	Average	as part of publicly	purchased under
	shares	price paid	announced	the programs (in
Period	purchased (1)	per share	programs	millions) (2)
January 1, 2018 — January 31, 2018	3,429	$71.13	—	$275.0
February 1, 2018 — February 28, 2018	1,654,780	$63.23	1,422,219	$185.1
March 1, 2018 — March 31, 2018	1,545,206	$61.14	1,450,623	$96.4
Total	3,203,415		2,872,842

(1)         Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.

(2)         In February 2016, our Board of Directors authorized a share repurchase program of up to $400.0 million of our outstanding common stock, which was completed in February 2018. In May 2017, our Board of Directors authorized a share repurchase program of up to $250.0 million of our outstanding common stock.

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
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: May 2, 2018	By	/s/ Deanna D. Strable-Soethout
Deanna D. Strable-Soethout
Executive Vice President and Chief Financial Officer

Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer