Form 10-Q
period 2018-06-30
PRINCIPAL FINANCIAL GROUP INC
filed 2018-08-01
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 25, 2018, was 284,748,761.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	June 30, 2018	December 31, 2017
	(Unaudited)
	(in millions)
Assets
Fixed maturities, available-for-sale (2018 and 2017 include $242.7 million and $268.0 million related to consolidated variable interest entities)	$59,311.7	$59,388.4
Fixed maturities, trading	688.1	566.0
Equity securities (2018 and 2017 include $791.3 million and $811.4 million related to consolidated variable interest entities)	1,869.3	1,866.6
Mortgage loans	14,367.9	14,150.5
Real estate (2018 and 2017 include $334.6 million and $370.3 million related to consolidated variable interest entities)	1,728.9	1,736.7
Policy loans	804.0	808.3
Other investments (2018 and 2017 include $205.2 million and $139.8 million related to consolidated variable interest entities and $21.1 million and $61.0 million measured at fair value under the fair value option)	3,634.9	3,586.2
Total investments	82,404.8	82,102.7
Cash and cash equivalents	2,342.0	2,470.8
Accrued investment income	627.8	610.6
Premiums due and other receivables	1,455.6	1,469.8
Deferred acquisition costs	3,574.4	3,540.7
Property and equipment	762.9	759.5
Goodwill	1,103.2	1,068.8
Other intangibles	1,355.4	1,314.7
Separate account assets (2018 and 2017 include $39,407.5 million and $41,540.8 million related to consolidated variable interest entities)	156,989.0	159,272.7
Other assets	1,488.9	1,330.9
Total assets	$252,104.0	$253,941.2
Liabilities
Contractholder funds (2018 and 2017 include $387.3 million and $380.6 million related to consolidated variable interest entities)	$39,128.7	$38,082.5
Future policy benefits and claims	33,390.7	33,019.3
Other policyholder funds	849.7	922.3
Short-term debt	64.5	39.5
Long-term debt (2018 and 2017 include $37.1 million and $2.8 million related to consolidated variable interest entities)	3,219.9	3,178.4
Income taxes currently payable	19.8	16.7
Deferred income taxes	887.9	1,092.5
Separate account liabilities (2018 and 2017 include $39,407.5 million and $41,540.8 million related to consolidated variable interest entities)	156,989.0	159,272.7
Other liabilities (2018 and 2017 include $259.1 million and $270.2 million related to consolidated variable interest entities)	5,708.4	5,294.1
Total liabilities	240,258.6	240,918.0

Redeemable noncontrolling interest (2018 and 2017 include $66.3 million and $52.4 million related to consolidated variable interest entities)	138.9	101.3

Stockholders’ equity
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 476.3 million and 474.1 million shares issued, and 284.6 million and 289.0 million shares outstanding in 2018 and 2017	4.8	4.7
Additional paid-in capital	9,993.6	9,925.2
Retained earnings	9,904.3	9,482.9
Accumulated other comprehensive income (loss)	(1,137.9)	165.5
Treasury stock, at cost (191.7 million and 185.1 million shares in 2018 and 2017)	(7,125.5)	(6,729.0)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	11,639.3	12,849.3
Noncontrolling interest	67.2	72.6
Total stockholders’ equity	11,706.5	12,921.9
Total liabilities and stockholders’ equity	$252,104.0	$253,941.2

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions, except per share data)
Revenues
Premiums and other considerations	$1,265.8	$1,452.7	$2,261.0	$2,700.7
Fees and other revenues	1,012.6	955.1	2,023.9	1,895.7
Net investment income	889.1	866.4	1,791.3	1,743.8
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	76.4	(81.7)	61.2	(69.5)
Net other-than-temporary impairment losses on available- for-sale securities	(8.2)	(2.4)	(6.9)	(29.7)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	(0.8)	(11.8)	(12.0)	(13.3)
Net impairment losses on available-for-sale securities	(9.0)	(14.2)	(18.9)	(43.0)
Net realized capital gains (losses)	67.4	(95.9)	42.3	(112.5)
Total revenues	3,234.9	3,178.3	6,118.5	6,227.7
Expenses
Benefits, claims and settlement expenses	1,699.2	1,858.8	3,110.3	3,516.1
Dividends to policyholders	30.2	25.2	60.7	60.1
Operating expenses	990.1	928.7	1,975.1	1,871.9
Total expenses	2,719.5	2,812.7	5,146.1	5,448.1
Income before income taxes	515.4	365.6	972.4	779.6
Income taxes	55.9	50.8	110.4	111.2
Net income	459.5	314.8	862.0	668.4
Net income attributable to noncontrolling interest	2.9	5.3	8.3	10.0
Net income attributable to Principal Financial Group, Inc.	$456.6	$309.5	$853.7	$658.4

Earnings per common share
Basic earnings per common share	$1.59	$1.07	$2.97	$2.28

Diluted earnings per common share	$1.58	$1.06	$2.93	$2.25

Dividends declared per common share	$0.52	$0.46	$1.03	$0.91

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)
Net income	$459.5	$314.8	$862.0	$668.4
Other comprehensive income (loss), net:
Net unrealized gains (losses) on available-for-sale securities	(466.1)	335.1	(1,271.6)	499.0
Noncredit component of impairment losses on fixed maturities, available-for-sale	0.8	7.0	10.1	7.7
Net unrealized gains (losses) on derivative instruments	20.3	(6.0)	5.9	(18.2)
Foreign currency translation adjustment	(236.1)	(1.7)	(170.3)	62.7
Net unrecognized postretirement benefit obligation	8.8	4.3	17.5	8.6
Other comprehensive income (loss)	(672.3)	338.7	(1,408.4)	559.8
Comprehensive income (loss)	(212.8)	653.5	(546.4)	1,228.2
Comprehensive income (loss) attributable to noncontrolling interest	(0.8)	5.0	5.5	10.7
Comprehensive income (loss) attributable to Principal Financial Group, Inc.	$(212.0)	$648.5	$(551.9)	$1,217.5

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders’
	stock	capital	earnings	income (loss)	stock	interest	equity
	(in millions)
Balances as of January 1, 2017	$4.7	$9,686.0	$7,720.4	$(675.2)	$(6,508.6)	$66.5	$10,293.8
Common stock issued	—	113.3	—	—	—	—	113.3
Stock-based compensation	—	47.8	(3.9)	—	—	0.2	44.1
Treasury stock acquired, common	—	—	—	—	(169.2)	—	(169.2)
Dividends to common stockholders	—	—	(262.7)	—	—	—	(262.7)
Distributions to noncontrolling interest	—	—	—	—	—	(3.5)	(3.5)
Contributions from noncontrolling interest	—	—	—	—	—	2.3	2.3
Adjustments to redemption amount of redeemable noncontrolling interest	—	(2.0)	—	—	—	—	(2.0)
Net income (1)	—	—	658.4	—	—	4.1	662.5
Other comprehensive income (1)	—	—	—	559.1	—	0.3	559.4
Balances as of June 30, 2017	$4.7	$9,845.1	$8,112.2	$(116.1)	$(6,677.8)	$69.9	$11,238.0

Balances as of January 1, 2018	$4.7	$9,925.2	$9,482.9	$165.5	$(6,729.0)	$72.6	$12,921.9
Common stock issued	0.1	44.5	—	—	—	—	44.6
Stock-based compensation	—	44.4	(3.6)	—	—	(0.5)	40.3
Treasury stock acquired, common	—	—	—	—	(396.5)	—	(396.5)
Dividends to common stockholders	—	—	(295.8)	—	—	—	(295.8)
Distributions to noncontrolling interest	—	—	—	—	—	(9.5)	(9.5)
Contributions from noncontrolling interest	—	—	—	—	—	2.0	2.0
Purchase of subsidiary shares from noncontrolling interest (1)	—	(21.4)	—	—	—	(1.6)	(23.0)
Adjustments to redemption amount of redeemable noncontrolling interest	—	0.9	—	—	—	(0.3)	0.6
Effects of implementation of accounting change related to equity investments, net	—	—	1.0	(1.0)	—	—	—
Effects of implementation of accounting change related to revenue recognition, net	—	—	(65.0)	25.6	—	(0.3)	(39.7)
Effects of implementation of accounting change related to intra-entity asset transfer taxes, net	—	—	8.7	—	—	—	8.7
Effects of implementation of accounting change related to the reclassification of certain tax effects, net	—	—	(77.6)	77.6	—	—	—
Net income (1)	—	—	853.7	—	—	6.2	859.9
Other comprehensive loss (1)	—	—	—	(1,405.6)	—	(1.4)	(1,407.0)
Balances as of June 30, 2018	$4.8	$9,993.6	$9,904.3	$(1,137.9)	$(7,125.5)	$67.2	$11,706.5

(1) Excludes amounts attributable to redeemable noncontrolling interest.  See Note 10, Stockholders’ Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	June 30,
	2018	2017
	(in millions)
Operating activities
Net income	$862.0	$668.4
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital (gains) losses	(42.3)	112.5
Depreciation and amortization expense	101.2	95.5
Amortization of deferred acquisition costs and contract costs	138.0	106.9
Additions to deferred acquisition costs and contract costs	(225.3)	(209.8)
Stock-based compensation	40.8	44.0
Income from equity method investments, net of dividends received	(66.8)	(61.9)
Changes in:
Accrued investment income	(17.2)	(24.8)
Net cash flows for trading securities and equity securities with operating intent	(170.6)	61.5
Premiums due and other receivables	26.3	(13.8)
Contractholder and policyholder liabilities and dividends	920.5	1,304.5
Current and deferred income taxes	131.3	93.2
Real estate acquired through operating activities	(57.6)	(26.6)
Real estate sold through operating activities	48.6	0.7
Other assets and liabilities	(26.8)	(305.4)
Other	(23.9)	(15.8)
Net adjustments	776.2	1,160.7
Net cash provided by operating activities	1,638.2	1,829.1
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(7,364.4)	(7,236.9)
Sales	2,122.0	853.3
Maturities	3,292.1	4,621.5
Mortgage loans acquired or originated	(1,326.2)	(1,365.3)
Mortgage loans sold or repaid	1,094.0	843.1
Real estate acquired	(36.4)	(96.8)
Real estate sold	63.5	47.1
Net purchases of property and equipment	(43.6)	(104.1)
Purchase of interests in subsidiaries, net of cash acquired	(141.5)	—
Net change in other investments	(1.0)	(66.2)
Net cash used in investing activities	(2,341.5)	(2,504.3)
Financing activities
Issuance of common stock	44.6	113.3
Acquisition of treasury stock	(396.5)	(169.2)
Proceeds from financing element derivatives	—	0.1
Payments for financing element derivatives	(37.9)	(40.9)
Purchase of subsidiary shares from noncontrolling interest	(23.0)	—
Dividends to common stockholders	(295.8)	(262.7)
Issuance of long-term debt	41.3	—
Principal repayments of long-term debt	(0.7)	—
Net proceeds from (repayments of) short-term borrowings	27.6	(9.8)
Investment contract deposits	4,196.9	6,949.5
Investment contract withdrawals	(3,110.0)	(6,621.4)
Net increase (decrease) in banking operation deposits	126.0	(0.6)
Other	2.0	3.7
Net cash provided by (used in) financing activities	574.5	(38.0)
Net decrease in cash and cash equivalents	(128.8)	(713.2)
Cash and cash equivalents at beginning of period	2,470.8	2,719.6
Cash and cash equivalents at end of period	$2,342.0	$2,006.4

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2018
(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. (“PFG”) have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2017, included in our Form 10-K for the year ended December 31, 2017, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated statement of financial position as of December 31, 2017, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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
June 30, 2018
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
June 30, 2018
(Unaudited)

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters

Nonemployee share-based payment accounting
This authoritative guidance simplifies the accounting for share-based payments to nonemployees by generally aligning it with the accounting for share-based payments to employees. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date, where today the measurement is fixed at performance completion date. The guidance will be applied to equity-classified nonemployee awards for which a measurement date has not been established as of the date of adoption by recognizing a cumulative effect adjustment to retained earnings as of the beginning of the annual period of adoption. Early adoption is permitted.

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

This authoritative guidance permits a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for the stranded tax effects resulting from U.S. tax legislation enacted on December 22, 2017, which is referred to as the ‘‘Tax Cuts and Jobs Act’’ (‘‘U.S. tax reform’’). The amount of that reclassification includes the change in corporate income tax rate, as well as an election to include other income tax effects related to the application of U.S. tax reform. The guidance also requires disclosures about stranded tax effects.

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
June 30, 2018
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
June 30, 2018
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
June 30, 2018
(Unaudited)

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

Consolidated Statements of Financial Position

	June 30, 2018
			Impact of adopting
			revenue recognition
	As reported	As adjusted (1)	accounting guidance
		(in millions)
Assets
Deferred acquisition costs (2)	$3,574.4	$3,766.9	$(192.5)
Other assets (3)	1,488.9	1,351.7	137.2
Liabilities
Deferred income taxes	887.9	908.3	(20.4)
Stockholders’ equity
Total stockholders’ equity	11,706.5	11,741.4	(34.9)

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

As of June 30, 2018 and December 31, 2017, the separate accounts included a separate account valued at $122.1 million and $170.5 million, respectively, which primarily included shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability to eligible participants of the qualified plan. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

2. Variable Interest Entities

We have relationships with various types of entities which may be VIEs. Certain VIEs are consolidated in our financial results. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Consolidation” for further details of our consolidation accounting policies. We did not provide financial or other support to investees designated as VIEs for the periods ended June 30, 2018 and December 31, 2017.

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
June 30, 2018
(Unaudited)

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

Assets and Liabilities of Consolidated Variable Interest Entities

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	June 30, 2018		December 31, 2017
	Total	Total	Total	Total
	assets	liabilities	assets	liabilities
	(in millions)
Grantor trusts (1)	$243.8	$229.2	$268.8	$253.1
CMBS	8.0	—	9.4	—
Mandatory retirement savings funds (2)	40,157.7	39,794.8	42,311.4	41,921.4
Real estate (3)	351.5	56.5	387.1	19.5
Sponsored investment funds (4)	260.3	12.4	178.1	1.0
Total	$41,021.3	$40,092.9	$43,154.8	$42,195.0

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
(4)

The assets of sponsored investment funds are primarily fixed maturities and equity securities, which are reported with other investments, and cash. The consolidated statements of financial position included a $66.3 million and $52.4 million redeemable noncontrolling interest for sponsored investment funds as of June 30, 2018 and December 31, 2017, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
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

We invest in cash collateralized debt obligations, collateralized bond obligations, collateralized loan obligations and other collateralized structures, which are VIEs due to insufficient equity to sustain the entities. We have determined we are not the primary beneficiary of these entities primarily because we do not control the economic performance of the entities and were not involved with the design of the entities or because we do not have a potentially significant variable interest in the entities for which we are the asset manager.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to
	Asset carrying value	loss (1)
	(in millions)
June 30, 2018
Fixed maturities, available-for-sale:
Corporate	$232.8	$218.9
Residential mortgage-backed pass-through securities	2,372.4	2,407.8
Commercial mortgage-backed securities	3,856.5	3,935.9
Collateralized debt obligations	1,798.1	1,812.5
Other debt obligations	6,198.9	6,276.3
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	342.2	342.2
Commercial mortgage-backed securities	14.4	14.4
Collateralized debt obligations	10.2	10.2
Other debt obligations	8.9	8.9
Equity securities	106.6	106.6
Other investments:
Other limited partnership and fund interests (2)	727.7	1,312.2

December 31, 2017
Fixed maturities, available-for-sale:
Corporate	$244.2	$224.5
Residential mortgage-backed pass-through securities	2,523.3	2,493.8
Commercial mortgage-backed securities	3,708.3	3,734.0
Collateralized debt obligations	1,359.3	1,372.1
Other debt obligations	5,646.2	5,645.1
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	366.5	366.5
Commercial mortgage-backed securities	0.7	0.7
Equity securities	77.1	77.1
Other investments:
Other limited partnership and fund interests	797.4	1,438.0

(1)         Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale. Our risk of loss is limited to our investment measured at fair value for our fixed maturities, trading and equity securities. Our risk of loss is limited to our carrying value plus any unfunded commitments and/or guarantees and similar provisions for our other investments. Unfunded commitments are not liabilities on our consolidated statements of financial position because we are only required to fund additional equity when called upon to do so by the general partner or investment manager.

(2)         As of June 30, 2018, the maximum exposure to loss for other limited partnership and fund interests excludes $557.7 million of debt within certain of our managed international real estate funds that is fully secured by assets whose value exceeds the amount of the debt, but may also include recourse to the investment manager.

Money Market Funds

We are the investment manager for certain money market mutual funds. These types of funds are exempt from assessment under any consolidation model due to a scope exception for money market funds registered under Rule 2a-7 of the Investment Company Act of 1940 or similar funds. As of June 30, 2018 and December 31, 2017, money market mutual funds we manage held $3.9 billion and $4.4 billion in total assets, respectively. We have no contractual obligation to contribute to these funds; however, we provide support through the waiver of fees and through expense reimbursements. The amount of fees waived and expenses reimbursed was insignificant.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
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
June 30, 2018
(Unaudited)

The amortized cost, gross unrealized gains and losses, other-than-temporary impairments in AOCI and fair value of available-for-sale securities were as follows:

					Other-than-
		Gross	Gross		temporary
	Amortized	unrealized	unrealized		impairments in
	cost	gains	losses	Fair value	AOCI (1)
	(in millions)
June 30, 2018
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,348.9	$15.8	$21.4	$1,343.3	$—
Non-U.S. governments	1,047.0	106.1	16.8	1,136.3	—
States and political subdivisions	6,256.6	221.4	67.0	6,411.0	—
Corporate	35,369.0	1,398.0	622.8	36,144.2	0.8
Residential mortgage-backed pass-through securities	2,407.8	25.2	60.6	2,372.4	—
Commercial mortgage-backed securities	3,935.9	18.1	97.5	3,856.5	40.6
Collateralized debt obligations	1,812.5	0.4	14.8	1,798.1	0.6
Other debt obligations	6,327.4	26.2	103.7	6,249.9	39.3
Total fixed maturities, available-for-sale	$58,505.1	$1,811.2	$1,004.6	$59,311.7	$81.3

December 31, 2017
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,314.5	$44.9	$7.7	$1,351.7	$—
Non-U.S. governments	820.5	84.6	3.6	901.5	—
States and political subdivisions	6,446.1	371.4	15.9	6,801.6	—
Corporate	34,673.0	2,464.2	104.1	37,033.1	0.5
Residential mortgage-backed pass-through securities	2,493.8	50.8	21.3	2,523.3	—
Commercial mortgage-backed securities	3,734.0	32.7	58.4	3,708.3	50.6
Collateralized debt obligations	1,372.1	2.7	15.5	1,359.3	0.3
Other debt obligations	5,708.1	42.0	40.5	5,709.6	41.9
Total fixed maturities, available-for-sale	$56,562.1	$3,093.3	$267.0	$59,388.4	$93.3
Total equity securities, available-for-sale	$94.0	$7.4	$5.4	$96.0

(1)         Excludes $92.2 million and $103.0 million as of June 30, 2018 and December 31, 2017, respectively, of net unrealized gains on impaired fixed maturities, available-for-sale related to changes in fair value subsequent to the impairment date, which are included in gross unrealized gains and gross unrealized losses.

The amortized cost and fair value of fixed maturities, available-for-sale as of June 30, 2018, by expected maturity, were as follows:

	Amortized cost	Fair value
	(in millions)
Due in one year or less	$2,509.4	$2,512.6
Due after one year through five years	11,198.7	11,279.3
Due after five years through ten years	10,438.7	10,387.0
Due after ten years	19,874.7	20,855.9
Subtotal	44,021.5	45,034.8
Mortgage-backed and other asset-backed securities	14,483.6	14,276.9
Total	$58,505.1	$59,311.7

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
June 30, 2018
(Unaudited)

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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$0.7	$6.2	$5.0	$10.2
Gross losses	(18.5)	(7.3)	(45.2)	(15.5)
Net impairment losses	(9.0)	(14.2)	(18.9)	(43.0)
Hedging, net	(2.9)	(2.7)	(8.0)	(16.0)
Fixed maturities, trading (1)	(2.7)	1.5	(13.4)	1.8
Equity securities, trading (2)	—	14.7	—	36.4
Equity securities (3)	5.6	—	3.6	—
Mortgage loans	2.5	0.1	2.9	(0.3)
Derivatives	(37.4)	(103.6)	(28.0)	(110.3)
Other (4)	129.1	9.4	144.3	24.2
Net realized capital gains (losses)	$67.4	$(95.9)	$42.3	$(112.5)

(1)         Unrealized gains (losses) on fixed maturities, trading still held at the reporting date were $(2.7) million and $1.4 million for the three months ended June 30, 2018 and 2017, respectively, and $(13.4) million and $2.4 million for the six months ended June 30, 2018 and 2017, respectively.

(2)         Unrealized gains (losses) on equity securities, trading still held at the reporting date were $9.9 million and $27.6 million for the three and six months ended June 30, 2017, respectively. This excludes $6.6 million and $27.3 million of unrealized gains (losses) on equity securities, trading still held at the reporting date for the three and six months ended June 30, 2017, respectively, that were reported in net investment income.

(3)         Unrealized gains (losses) on equity securities still held at the reporting date were $0.1 million and $(14.1) million for the three and six months ended June 30, 2018, respectively. This excludes $3.3 million and $3.2 million of unrealized gains (losses) on equity securities still held at the reporting date for the three and six months ended June 30, 2018, respectively, that were reported in net investment income.

(4)         Other gains in 2018 primarily include a gain from the sale of an equity method investment.

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $525.9 million and $444.1 million for the three months ended June 30, 2018 and 2017, and $1,737.7 million and $805.4 million for the six months ended June 30, 2018 and 2017, respectively.

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
June 30, 2018
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

Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)
Fixed maturities, available-for-sale	$(8.2)	$(2.4)	$(6.9)	$(29.7)
Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities	(8.2)	(2.4)	(6.9)	(29.7)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from OCI (1)	(0.8)	(11.8)	(12.0)	(13.3)
Net impairment losses on available-for-sale securities	$(9.0)	$(14.2)	$(18.9)	$(43.0)

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
June 30, 2018
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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)
Beginning balance	$(129.2)	$(152.4)	$(124.3)	$(139.9)
Credit losses for which an other-than-temporary impairment was not previously recognized	(5.5)	(1.1)	(10.1)	(14.4)
Credit losses for which an other-than-temporary impairment was previously recognized	(1.9)	(12.7)	(11.7)	(22.2)
Reduction for credit losses previously recognized on fixed maturities now sold, paid down or intended to be sold	2.7	9.8	10.0	17.3
Net reduction for positive changes in cash flows expected to be collected and amortization (1)	2.8	1.6	5.0	4.5
Foreign currency translation adjustment	—	—	—	(0.1)
Ending balance	$(131.1)	$(154.8)	$(131.1)	$(154.8)

(1)         Amounts are recognized in net investment income.

Gross Unrealized Losses for Available-for-Sale Securities

For available-for-sale securities with unrealized losses, including other-than-temporary impairment losses reported in OCI, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2018
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$574.4	$11.4	$175.4	$10.0	$749.8	$21.4
Non-U.S. governments	376.7	14.7	27.7	2.1	404.4	16.8
States and political subdivisions	2,071.6	43.1	422.7	23.9	2,494.3	67.0
Corporate	16,927.5	517.2	1,388.1	105.6	18,315.6	622.8
Residential mortgage-backed pass-through securities	1,096.2	22.1	676.7	38.5	1,772.9	60.6
Commercial mortgage-backed securities	2,215.6	45.8	820.3	51.7	3,035.9	97.5
Collateralized debt obligations	1,115.1	2.5	50.0	12.3	1,165.1	14.8
Other debt obligations	4,115.7	69.9	893.0	33.8	5,008.7	103.7
Total fixed maturities, available-for-sale	$28,492.8	$726.7	$4,453.9	$277.9	$32,946.7	$1,004.6

Of the total amounts, Principal Life Insurance Company’s (“Principal Life’s”) consolidated portfolio represented $32,057.3 million in available-for-sale fixed maturities with gross unrealized losses of $966.9 million. Of the available-for-sale fixed maturities within Principal Life’s consolidated portfolio in a gross unrealized loss position, 96% were investment grade (rated AAA through BBB-) with an average price of 97 (carrying value/amortized cost) as of June 30, 2018. Gross unrealized losses in our fixed maturities portfolio increased during the six months ended June 30, 2018, primarily due to an increase in interest rates and a widening of credit spreads.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 3,384 securities with a carrying value of $27,795.1 million and unrealized losses of $702.0 million reflecting an average price of 98 as of June 30, 2018. Of this portfolio, 96% was investment grade (rated AAA through BBB-) as of June 30, 2018, with associated unrealized losses of $671.6 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 761 securities with a carrying value of $4,262.2 million and unrealized losses of $264.9 million. The average credit rating of this portfolio was AA- with an average price of 94 as of June 30, 2018. Of the $264.9 million in unrealized losses, the corporate sector accounts for $94.4 million in unrealized losses with an average price of 93 and an average credit rating of BBB+. The remaining unrealized losses also include $50.9 million within the commercial mortgage-backed securities sector with an average price of 94 and an average credit rating of AA+. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be at maturity, we did not consider these investments to be other-than-temporarily impaired as of June 30, 2018.

	December 31, 2017
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$294.2	$2.2	$180.9	$5.5	$475.1	$7.7
Non-U.S. governments	111.0	1.7	22.1	1.9	133.1	3.6
States and political subdivisions	720.0	5.0	437.7	10.9	1,157.7	15.9
Corporate	3,871.5	43.4	1,644.3	60.7	5,515.8	104.1
Residential mortgage-backed pass-through securities	354.4	2.0	734.5	19.3	1,088.9	21.3
Commercial mortgage-backed securities	1,342.7	19.9	820.3	38.5	2,163.0	58.4
Collateralized debt obligations	460.9	2.1	38.3	13.4	499.2	15.5
Other debt obligations	2,667.6	16.0	956.8	24.5	3,624.4	40.5
Total fixed maturities, available-for-sale	$9,822.3	$92.3	$4,834.9	$174.7	$14,657.2	$267.0
Total equity securities, available-for-sale	$—	$—	$40.4	$5.4	$40.4	$5.4

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
June 30, 2018
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

	June 30, 2018	December 31, 2017
	(in millions)
Net unrealized gains on fixed maturities, available-for-sale (1)	$855.8	$2,898.5
Noncredit component of impairment losses on fixed maturities, available-for-sale	(81.3)	(93.3)
Net unrealized gains on equity securities, available-for-sale	—	2.0
Adjustments for assumed changes in amortization patterns	(8.0)	(150.6)
Adjustments for assumed changes in policyholder liabilities	(361.1)	(645.5)
Net unrealized gains on derivative instruments	111.0	108.2
Net unrealized gains on equity method subsidiaries and noncontrolling interest adjustments	40.5	31.3
Provision for deferred income taxes	(118.1)	(695.5)
Net unrealized gains on available-for-sale securities and derivative instruments	$438.8	$1,455.1

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

	June 30, 2018	December 31, 2017
	(in millions)
Commercial mortgage loans	$13,071.9	$12,897.3
Residential mortgage loans	1,326.1	1,285.9
Total amortized cost	14,398.0	14,183.2

Valuation allowance	(30.1)	(32.7)
Total carrying value	$14,367.9	$14,150.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. Mortgage loans purchased and sold were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)
Commercial mortgage loans:
Purchased	$—	$28.4	$—	$56.0
Sold	1.6	—	1.6	—
Residential mortgage loans:
Purchased	92.6	62.7	204.8	154.4
Sold	27.7	17.4	51.3	30.4

Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on stabilized properties. Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	June 30, 2018		December 31, 2017
	Amortized	Percent	Amortized	Percent
	cost	of total	cost	of total
	($ in millions)
Geographic distribution
New England	$645.8	4.9%	$591.8	4.6%
Middle Atlantic	3,758.8	28.8	3,623.0	28.1
East North Central	524.3	4.0	675.2	5.2
West North Central	178.6	1.4	174.9	1.4
South Atlantic	2,240.8	17.1	2,325.3	18.0
East South Central	376.5	2.9	375.7	2.9
West South Central	1,087.0	8.3	1,072.4	8.3
Mountain	1,031.5	7.9	1,039.3	8.1
Pacific	3,068.3	23.5	2,849.0	22.1
International	160.3	1.2	170.7	1.3
Total	$13,071.9	100.0%	$12,897.3	100.0%

Property type distribution
Office	$4,533.1	34.7%	$4,700.2	36.4%
Retail	2,568.1	19.6	2,612.7	20.3
Industrial	1,989.3	15.2	1,881.5	14.6
Apartments	3,621.7	27.7	3,301.9	25.6
Hotel	101.6	0.8	130.9	1.0
Mixed use/other	258.1	2.0	270.1	2.1
Total	$13,071.9	100.0%	$12,897.3	100.0%

Our residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $19.0 million and $23.0 million and first lien mortgages with an amortized cost of $1,307.1 million and $1,262.9 million as of June 30, 2018 and December 31, 2017, respectively. Our residential home equity mortgages are concentrated in the United States and are generally second lien mortgages comprised of closed-end loans and lines of credit. Our first lien loans are concentrated in Chile and the United States.

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
June 30, 2018
(Unaudited)

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

Commercial mortgage loans that require more frequent and detailed attention are identified and placed on an internal “watch list”. Among the criteria that would indicate a potential problem are significant negative changes in ratios of loan to value or contract rents to debt service, major tenant vacancies or bankruptcies, borrower sponsorship problems, late payments, delinquent taxes and loan relief/restructuring requests.

The amortized cost of our commercial mortgage loan portfolio by credit risk, as determined by our internal rating system expressed in terms of an S&P bond equivalent rating, was as follows:

	June 30, 2018
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$11,858.1	$123.4	$11,981.5
BBB+ thru BBB-	907.5	84.9	992.4
BB+ thru BB-	91.9	—	91.9
B+ and below	6.0	0.1	6.1
Total	$12,863.5	$208.4	$13,071.9

	December 31, 2017
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$11,636.2	$129.0	$11,765.2
BBB+ thru BBB-	934.1	102.4	1,036.5
BB+ thru BB-	89.0	—	89.0
B+ and below	6.3	0.3	6.6
Total	$12,665.6	$231.7	$12,897.3

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

The amortized cost of our performing and non-performing residential mortgage loans was as follows:

	June 30, 2018
	Home equity	First liens	Total
	(in millions)
Performing	$13.8	$1,293.0	$1,306.8
Non-performing	5.2	14.1	19.3
Total	$19.0	$1,307.1	$1,326.1

	December 31, 2017
	Home equity	First liens	Total
	(in millions)
Performing	$16.5	$1,251.4	$1,267.9
Non-performing	6.5	11.5	18.0
Total	$23.0	$1,262.9	$1,285.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

Non-Accrual Mortgage Loans

Commercial and residential mortgage loans are placed on non-accrual status if we have concern regarding the collectability of future payments or if a loan has matured without being paid off or extended. Factors considered may include conversations with the borrower, loss of major tenant, bankruptcy of borrower or major tenant, decreased property cash flow for commercial mortgage loans or number of days past due and other circumstances for residential mortgage loans. Based on an assessment as to the collectability of the principal, a determination is made to apply any payments received either against the principal, against the valuation allowance or according to the contractual terms of the loan. When a loan is placed on non-accrual status, the accrued unpaid interest receivable is reversed against interest income. Accrual of interest resumes after factors resulting in doubts about collectability have improved. Residential first lien mortgages in the Chilean market are carried on accrual for a longer period of delinquency than domestic loans, as assessment of collectability is based on the nature of the loans and collection practices in that market.

The amortized cost of mortgage loans on non-accrual status was as follows:

	June 30, 2018	December 31, 2017
	(in millions)
Residential:
Home equity	$5.2	$6.5
First liens	11.5	3.9
Total	$16.7	$10.4

The aging of our mortgage loans, based on amortized cost, was as follows:

	June 30, 2018
							Recorded
							investment
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total loans	accruing
	(in millions)
Commercial-brick and mortar	$—	$—	$—	$—	$12,863.5	$12,863.5	$—
Commercial-CTL	—	—	—	—	208.4	208.4	—
Residential-home equity	0.6	0.6	0.4	1.6	17.4	19.0	—
Residential-first liens	41.6	7.3	13.6	62.5	1,244.6	1,307.1	2.6
Total	$42.2	$7.9	$14.0	$64.1	$14,333.9	$14,398.0	$2.6

	December 31, 2017
							Recorded
							investment
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total loans	accruing
	(in millions)
Commercial-brick and mortar	$—	$—	$—	$—	$12,665.6	$12,665.6	$—
Commercial-CTL	—	—	—	—	231.7	231.7	—
Residential-home equity	1.9	0.7	0.8	3.4	19.6	23.0	—
Residential-first liens	37.2	7.9	10.6	55.7	1,207.2	1,262.9	7.6
Total	$39.1	$8.6	$11.4	$59.1	$14,124.1	$14,183.2	$7.6

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
June 30, 2018
(Unaudited)

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

A rollforward of our valuation allowance and ending balances of the allowance and loan balance by basis of impairment method was as follows:

	For the three months ended June 30, 2018
	Commercial	Residential	Total
	(in millions)
Beginning balance	$26.6	$6.4	$33.0
Provision	(0.8)	(1.8)	(2.6)
Charge-offs	—	(1.1)	(1.1)
Recoveries	—	0.8	0.8
Ending balance	$25.8	$4.3	$30.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

	For the six months ended June 30, 2018
	Commercial	Residential	Total
	(in millions)
Beginning balance	$25.8	$6.9	$32.7
Provision	—	(2.8)	(2.8)
Charge-offs	—	(1.6)	(1.6)
Recoveries	—	1.8	1.8
Ending balance	$25.8	$4.3	$30.1

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$—	$2.0	$2.0
Collectively evaluated for impairment	25.8	2.3	28.1
Allowance ending balance	$25.8	$4.3	$30.1

Loan balance by basis of impairment method:
Individually evaluated for impairment	$—	$11.0	$11.0
Collectively evaluated for impairment	13,071.9	1,315.1	14,387.0
Loan ending balance	$13,071.9	$1,326.1	$14,398.0

	For the three months ended June 30, 2017
	Commercial	Residential	Total
	(in millions)
Beginning balance	$28.0	$17.2	$45.2
Charge-offs	—	(1.5)	(1.5)
Recoveries	—	0.9	0.9
Ending balance	$28.0	$16.6	$44.6

	For the six months ended June 30, 2017
	Commercial	Residential	Total
	(in millions)
Beginning balance	$27.4	$17.5	$44.9
Provision	0.6	—	0.6
Charge-offs	—	(3.1)	(3.1)
Recoveries	—	2.2	2.2
Ending balance	$28.0	$16.6	$44.6

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$—	$5.1	$5.1
Collectively evaluated for impairment	28.0	11.5	39.5
Allowance ending balance	$28.0	$16.6	$44.6

Loan balance by basis of impairment method:
Individually evaluated for impairment	$—	$13.3	$13.3
Collectively evaluated for impairment	12,548.1	1,254.1	13,802.2
Loan ending balance	$12,548.1	$1,267.4	$13,815.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

Impaired Mortgage Loans

Impaired mortgage loans are loans with a related specific valuation allowance, loans whose carrying amount has been reduced to the expected collectible amount because the impairment has been considered other than temporary or a loan modification has been classified as a troubled debt restructuring (“TDR”). Based on an assessment as to the collectability of the principal, a determination is made to apply any payments received either against the principal, against the valuation allowance or according to the contractual terms of the loan. Our recorded investment in and unpaid principal balance of impaired loans along with the related loan specific allowance for losses, if any, and the average recorded investment and interest income recognized during the time the loans were impaired were as follows:

	June 30, 2018
		Unpaid
	Recorded	principal	Related
	investment	balance	allowance
	(in millions)
With no related allowance recorded:
Residential-first liens	$0.7	$0.7	$—
With an allowance recorded:
Residential-home equity	6.6	7.6	1.8
Residential-first liens	3.7	3.7	0.2
Total:
Residential	$11.0	$12.0	$2.0

	December 31, 2017
		Unpaid
	Recorded	principal	Related
	investment	balance	allowance
	(in millions)
With no related allowance recorded:
Residential-first liens	$0.9	$0.8	$—
With an allowance recorded:
Residential-home equity	7.6	8.6	4.3
Residential-first liens	4.0	4.0	0.2
Total:
Residential	$12.5	$13.4	$4.5

	For the three months ended		For the six months ended
	June 30, 2018		June 30, 2018
	Average		Average
	recorded	Interest income	recorded	Interest income
	investment	recognized	investment	recognized
	(in millions)
With no related allowance recorded:
Residential-first liens	$0.8	$—	$0.8	$—
With an allowance recorded:
Residential-home equity	6.9	—	7.1	0.1
Residential-first liens	3.9	0.1	3.9	0.1
Total:
Residential	$11.6	$0.1	$11.8	$0.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
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

The following table includes information about outstanding loans that were modified and met the criteria of a TDR during the periods indicated. In addition, the table includes information for loans that were modified and met the criteria of a TDR within the past twelve months that were in payment default during the periods indicated:

	For the three months ended June 30, 2018
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Residential-home equity	3	$0.1	—	$—
Residential-first liens	1	0.1	—	—
Total	4	$0.2	—	$—

	For the three months ended June 30, 2017
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Residential-home equity	3	$0.1	—	$—
Total	3	$0.1	—	$—

	For the six months ended June 30, 2018
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Residential-home equity	6	$0.3	—	$—
Residential-first liens	1	0.1	—	—
Total	7	$0.4	—	$—

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

	For the six months ended June 30, 2017
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Residential-home equity	7	$0.4	—	$—
Residential-first liens	—	—	1	0.1
Total	7	$0.4	1	$0.1

When we have commercial mortgage loan TDRs they are reserved for in the mortgage loan valuation allowance at the estimated fair value of the underlying collateral reduced by the cost to sell.

When we have residential mortgage loan TDRs they are specifically reserved for in the mortgage loan valuation allowance if losses result from the modification. Residential mortgage loans that have defaulted or have been discharged through bankruptcy are reduced to the expected collectible amount.

Securities Posted as Collateral

As of June 30, 2018 and December 31, 2017, we posted $3,549.5 million and $2,807.4 million, respectively, in commercial mortgage loans and residential first lien mortgages to satisfy collateral requirements associated with our obligation under funding agreements with Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, as of June 30, 2018 and December 31, 2017, we posted $2,462.8 million and $2,486.2 million, respectively, in fixed maturities, available-for-sale and trading securities to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant (“FCM”) agreements, a lending arrangement and our obligation under funding agreements with FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as mortgage loans and fixed maturities, available-for-sale, respectively, on our consolidated statements of financial position. Of the securities posted as collateral, as of June 30, 2018 and December 31, 2017, $170.7 million and $173.3 million, respectively, could be sold or repledged by the secured party.

Balance Sheet Offsetting

Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	assets (1)	instruments (2)	received	Net amount
	(in millions)
June 30, 2018
Derivative assets	$192.9	$(94.2)	$(92.3)	$6.4
Reverse repurchase agreements	42.3	—	(42.3)	—
Total	$235.2	$(94.2)	$(134.6)	$6.4
December 31, 2017
Derivative assets	$287.0	$(116.3)	$(149.5)	$21.2
Reverse repurchase agreements	17.6	—	(17.6)	—
Total	$304.6	$(116.3)	$(167.1)	$21.2

(1)         The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents, respectively, on the consolidated statements of financial position. The above excludes $12.3 million and $17.0 million of derivative assets as of June 30, 2018 and December 31, 2017, respectively, that are not subject to master netting agreements or similar agreements. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.

(2)         Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	liabilities (1)	instruments (2)	pledged	Net amount
	(in millions)
June 30, 2018
Derivative liabilities	$263.1	$(94.2)	$(145.2)	$23.7
Repurchase agreements	8.0	—	(8.0)	—
Total	$271.1	$(94.2)	$(153.2)	$23.7
December 31, 2017
Derivative liabilities	$272.5	$(116.3)	$(143.5)	$12.7
Total	$272.5	$(116.3)	$(143.5)	$12.7

(1)         The gross amount of recognized derivative liabilities are reported with other liabilities on the consolidated statements of financial position. The above excludes $275.6 million and $415.6 million of derivative liabilities as of June 30, 2018 and December 31, 2017, respectively, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amount of recognized repurchase agreement liabilities are reported with short-term debt on the consolidated statements of financial position. The gross amounts of derivative and repurchase agreement liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.

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
June 30, 2018
(Unaudited)

original projections due to prepayment options embedded within asset and liability contracts. We use various derivatives to manage our exposure to fluctuations in interest rates.

Interest rate swaps are contracts in which we agree with other parties to exchange, at specified intervals, the difference between fixed rate and/or floating rate interest amounts based upon designated market rates or rate indices and an agreed upon notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by any party. Cash is paid or received based on the terms of the swap. We use interest rate swaps primarily to more closely match the interest rate characteristics of assets and liabilities and to mitigate the risks arising from timing mismatches between assets and liabilities (including duration mismatches). We also use interest rate swaps to hedge against changes in the value of assets we anticipate acquiring and other anticipated transactions and commitments. Interest rate swaps are used to hedge against changes in the value of the guaranteed minimum withdrawal benefit (“GMWB”) liability. The GMWB rider on our variable annuity products provides for guaranteed minimum withdrawal benefits regardless of the actual performance of various equity and/or fixed income funds available with the product.

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
June 30, 2018
(Unaudited)

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

We purchase equity call spreads (“option collars”) to hedge the equity participation rates promised to contractholders in conjunction with our fixed deferred annuity and universal life products that credit interest based on changes in an external equity index. We use exchange-traded futures and equity put options to hedge against changes in the value of the GMWB liability related to the GMWB rider on our variable annuity product. The premium associated with certain options is paid quarterly over the life of the option contract.

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
June 30, 2018
(Unaudited)

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

We posted $191.7 million and $195.0 million in cash and securities under collateral arrangements as of June 30, 2018 and December 31, 2017, respectively, to satisfy collateral and initial margin requirements associated with our derivative credit support agreements and FCM agreements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of June 30, 2018 and December 31, 2017, was $246.5 million and $280.4 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral triggers, we posted collateral and initial margin of $191.7 million and $195.0 million as of June 30, 2018 and December 31, 2017, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2018, we would be required to post an additional $29.0 million of collateral to our counterparties.

As of June 30, 2018 and December 31, 2017, we had received $81.1 million and $124.7 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
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

	June 30, 2018	December 31, 2017
	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$30,491.5	$23,543.4
Interest rate options	1,127.0	657.0
Interest rate futures	111.0	236.5
Swaptions	—	14.0
Foreign exchange contracts:
Currency swaps	821.3	888.6
Currency forwards	790.8	915.5
Currency options	499.2	583.6
Equity contracts:
Equity options	3,441.5	3,649.4
Equity futures	246.5	357.8
Credit contracts:
Credit default swaps	515.0	668.5
Other contracts:
Embedded derivatives	9,544.2	9,402.3
Total notional amounts at end of period	$47,588.0	$40,916.6

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$98.9	$163.4
Interest rate options	12.9	19.8
Foreign exchange contracts:
Currency swaps	74.5	79.1
Currency forwards	1.3	24.3
Currency options	3.7	1.6
Equity contracts:
Equity options	15.8	18.2
Credit contracts:
Credit default swaps	3.2	5.0
Total gross credit exposure	210.3	311.4
Less: collateral received	119.6	159.7
Net credit exposure	$90.7	$151.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$—	$—	$15.6	$22.9
Foreign exchange contracts	42.3	39.6	26.0	36.3
Total derivatives designated as hedging instruments	$42.3	$39.6	$41.6	$59.2

Derivatives not designated as hedging instruments
Interest rate contracts	$106.6	$175.2	$33.4	$33.6
Foreign exchange contracts	37.4	66.2	33.9	26.3
Equity contracts	15.8	18.2	156.4	154.1
Credit contracts	3.1	4.8	1.3	1.5
Other contracts	—	—	272.1	413.4
Total derivatives not designated as hedging instruments	162.9	264.4	497.1	628.9

Total derivative instruments	$205.2	$304.0	$538.7	$688.1

(1)  The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.

(2)  The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivative liabilities with a fair value of $42.8 million and $160.3 million as of June 30, 2018 and December 31, 2017, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also may have purchased credit protection with identical underlyings to certain of our sold protection transactions. As of June 30, 2018 and December 31, 2017, we did not purchase credit protection relating to our sold protection transactions. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

The following tables show our credit default swap protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	June 30, 2018
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
		(in millions)
Single name credit default swaps
Corporate debt
AAA	$30.0	$0.2	$30.0	0.7
AA	10.0	—	10.0	0.2
A	40.0	0.2	40.0	0.7
BBB	275.0	1.2	275.0	1.7
B	20.0	(0.3)	20.0	1.3
Government/municipalities
AA	20.0	0.3	20.0	1.5
Sovereign
A	10.0	0.1	10.0	1.2
BBB	55.0	0.6	55.0	1.8
Total single name credit default swaps	460.0	2.3	460.0	1.5
Total credit default swap protection sold	$460.0	$2.3	$460.0	1.5

	December 31, 2017
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
		(in millions)
Single name credit default swaps
Corporate debt
AAA	$30.0	$0.3	$30.0	1.2
AA	30.0	0.1	30.0	0.5
A	105.0	0.5	105.0	0.6
BBB	255.0	2.5	255.0	1.3
B	20.0	(0.5)	20.0	1.8
Government/municipalities
AA	20.0	0.3	20.0	2.0
Sovereign
A	10.0	0.2	10.0	1.7
BBB	55.0	0.8	55.0	2.3
Total single name credit default swaps	525.0	4.2	525.0	1.3
Total credit default swap protection sold	$525.0	$4.2	$525.0	1.3

Fair Value Hedges

We use fixed-to-floating rate interest rate swaps to more closely align the interest rate characteristics of certain assets and have used them to align the interest rate characteristics of certain liabilities. In general, these swaps are used in asset and liability management to modify duration, which is a measure of sensitivity to interest rate changes.

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
June 30, 2018
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

				Amount of gain (loss)
	Amount of gain (loss)			recognized in net income on
	recognized in net income on			related hedged item for the
	derivatives for the three months			three months ended
Derivatives in fair value hedging	ended June 30, (1)		Hedged items in fair value	June 30, (1)
relationships	2018	2017	hedging relationships	2018	2017
	(in millions)			(in millions)
Interest rate contracts	$2.2	$(1.0)	Fixed maturities, available- for-sale	$(2.3)	$0.7
Interest rate contracts	—	—	Investment contracts	—	0.1
Total	$2.2	$(1.0)	Total	$(2.3)	$0.8

				Amount of gain (loss)
	Amount of gain (loss)			recognized in net income on
	recognized in net income on			related hedged item for the
	derivatives for the six months			for the six months
Derivatives in fair value hedging	ended June 30, (1)		Hedged items in fair value	ended June 30, (1)
relationships	2018	2017	hedging relationships	2018	2017
	(in millions)			(in millions)
Interest rate contracts	$7.6	$1.0	Fixed maturities, available- for-sale	$(7.8)	$(1.3)
Interest rate contracts	—	(0.7)	Investment contracts	—	0.7
Total	$7.6	$0.3	Total	$(7.8)	$(0.6)

(1)         The gain (loss) on both derivatives and hedged items in fair value relationships is reported in net realized capital gains (losses) on the consolidated statements of operations. The net amount represents the ineffective portion of our fair value hedges.

The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in fair value hedging relationships.

	Amount of gain (loss) for the three		Amount of gain (loss) for the
	months ended June 30,		six months ended June 30,
Hedged item	2018	2017	2018	2017
	(in millions)
Fixed maturities, available-for-sale (1)	$(1.7)	$(2.5)	$(3.7)	$(5.7)
Investment contracts (2)	—	0.4	—	0.8

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

The maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 2.0 years. As of June 30, 2018, we had $0.0 million of net gains reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from AOCI into net income. We reclassified $0.2 million and $0.0 million from AOCI into net realized capital gains (losses) as a result of the determination that hedged cash flows were probable of not occurring during the six months ended June 30, 2018 and 2017, respectively.

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of operations and consolidated statements of financial position. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

		Amount of gain (loss)			Amount of gain (loss)
		recognized in AOCI on			reclassified from AOCI on
		derivatives (effective portion)		Location of gain (loss)	derivatives (effective portion)
Derivatives in cash		for the three months ended		reclassified from AOCI	for the three months ended
flow hedging		June 30,		into net income	June 30,
relationships	Related hedged item	2018	2017	(effective portion)	2018	2017
		(in millions)			(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$34.8	$(6.8)	Net investment income	$5.3	$5.1
Interest rate contracts	Debt	—	—	Operating expense	(2.6)	(2.6)
Foreign exchange contracts	Fixed maturities, available-for-sale	27.2	(9.4)	Net realized capital gains	0.6	3.5
Foreign exchange contracts	Investment contracts	—	0.1	Benefits, claims and settlement expenses	—	—
Total		$62.0	$(16.1)	Total	$3.3	$6.0

		Amount of gain (loss)			Amount of gain (loss)
		recognized in AOCI on			reclassified from AOCI on
		derivatives (effective portion)		Location of gain (loss)	derivatives (effective portion)
Derivatives in cash		for the six months ended		reclassified from AOCI	for the six months ended
flow hedging		June 30,		into net income	June 30,
relationships	Related hedged item	2018	2017	(effective portion)	2018	2017
		(in millions)			(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$30.2	$(39.1)	Net investment income	$10.7	$10.3
				Net realized capital losses	—	(0.7)
Interest rate contracts	Debt	—	—	Operating expense	(5.2)	(5.2)
Foreign exchange contracts	Fixed maturities, available-for-sale	8.4	(29.6)	Net realized capital gains	0.2	14.1
Foreign exchange contracts	Investment contracts	(0.1)	0.1	Benefits, claims and settlement expenses	—	—
Total		$38.5	$(68.6)	Total	$5.7	$18.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in cash flow hedging relationships.

	Amount of gain (loss) for the		Amount of gain (loss) for the
	three months ended June 30,		six months ended June 30,
Hedged item	2018	2017	2018	2017
	(in millions)
Fixed maturities, available-for-sale (1)	$1.5	$1.6	$3.1	$3.4
Investment contracts (2)	—	(0.1)	(0.1)	(0.9)

(1)   Reported in net investment income on the consolidated statements of operations.

(2)   Reported in benefits, claims and settlement expenses on the consolidated statements of operations.

The ineffective portion of our cash flow hedges is reported in net realized capital gains (losses) on the consolidated statements of operations. The net gain (loss) resulting from the ineffective portion of derivatives in cash flow hedging relationships was $0.0 million and $0.0 million for the three months ended June 30, 2018 and 2017, respectively. The net gain (loss) resulting from the ineffective portion of derivatives in cash flow hedging relationships was $0.0 million and $0.0 million for the six months ended June 30, 2018 and 2017, respectively.

We expect to reclassify net gains of $17.4 million from AOCI into net income in the next 12 months, which includes net deferred gains on discontinued hedges and net losses on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

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

	Amount of gain (loss) recognized in		Amount of gain (loss) recognized in
	net income on derivatives for the		net income on derivatives for the
	three months ended June 30,		six months ended June 30,
Derivatives not designated as hedging instruments	2018	2017	2018	2017
	(in millions)
Interest rate contracts	$(19.8)	$(19.4)	$(67.8)	$(44.2)
Foreign exchange contracts	(24.2)	7.2	(15.4)	18.3
Equity contracts	(43.0)	(34.3)	(58.2)	(98.7)
Credit contracts	1.2	(20.2)	1.3	(12.4)
Other contracts	52.1	(29.0)	115.8	25.8
Total	$(33.7)	$(95.7)	$(24.3)	$(111.2)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

5. Insurance Liabilities

Liability for Unpaid Claims

The liability for unpaid claims is reported in future policy benefits and claims within our consolidated statements of financial position. Activity associated with unpaid claims was as follows:

	For the six months ended June 30,
	2018	2017
	(in millions)
Balance at beginning of period	$2,130.5	$2,001.3
Less reinsurance recoverable	375.8	340.3
Net balance at beginning of period	1,754.7	1,661.0
Incurred:
Current year	617.3	591.6
Prior years	17.9	23.9
Total incurred	635.2	615.5
Payments:
Current year	358.3	343.4
Prior years	231.8	225.9
Total payments	590.1	569.3
Net balance at end of period	1,799.8	1,707.2
Plus reinsurance recoverable	388.2	356.1
Balance at end of period	$2,188.0	$2,063.3

Amounts not included in the rollforward above:
Claim adjustment expense liabilities	$51.9	$50.3

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

6. Long-Term Debt

Contingent Funding Agreements for Senior Debt Issuance

On March 8, 2018, we entered into two contingent funding agreements: (1) a 10-year contingent funding agreement with a Delaware trust (“2028 Trust”) formed by us in connection with the sale by the trust of $400.0 million pre-capitalized trust securities redeemable February 15, 2028 (“2028 P-Caps”) in a Rule 144A private placement and (2) a 30-year contingent funding agreement with a Delaware trust (“2048 Trust”) formed by us in connection with the sale by the trust of $350.0 million pre-capitalized trust securities redeemable February 15, 2048 (“2048 P-Caps”) in a Rule 144A private placement. The trusts invested the proceeds from the sale of the 2028 P-Caps and 2048 P-Caps in a portfolio of principal and interest strips of U.S. Treasury securities. The contingent funding agreements provide us a put option that gives us the right to sell at any time: (1) to the 2028 Trust up to $400.0 million of its 4.111% Senior Notes due 2028 (“4.111% Senior Notes”) and (2) to the 2048 Trust up to $350.0 million of its 4.682% Senior Notes due 2048 (“4.682% Senior Notes”) and receive in exchange a corresponding amount of the principal and interest strips of U.S. Treasury securities held by the trusts. The 4.111% Senior Notes and 4.682% Senior Notes will not be issued unless and until a put option is exercised. We agreed to pay a semi-annual put premium of 1.275% and 1.580% per annum on the unexercised portion of the put option to the 2028 Trust and 2048 Trust, respectively, and to reimburse the trusts for expenses. The put option premiums are recorded in operating expenses in the consolidated statements of operations. The 4.111% Senior Notes and 4.682% Senior Notes will be fully, irrevocably and unconditionally guaranteed by Principal Financial Services, Inc. (“PFS”). In addition, our obligations under the put option agreement and the expense reimbursement agreement with the trusts are also guaranteed by PFS. The contingent funding agreements with the trusts provide us with a source of liquid assets, which could be used to meet future financial obligations or to provide additional capital.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

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

7. Income Taxes

Effective Income Tax Rate

Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate was as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
U.S. corporate income tax rate	21%	35%	21%	35%
U.S. tax rate change - prior year remeasurements	(4)	—	(3)	—
Dividends received deduction	(3)	(12)	(3)	(11)
Tax credits	(3)	(3)	(3)	(3)
Impact of equity method presentation	(1)	(3)	(1)	(3)
State income taxes	1	—	1	—
Other	—	(3)	(1)	(4)
Effective income tax rate	11%	14%	11%	14%

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

The effects of tax legislation on deferred taxes are recognized in the period of enactment. The primary impact on our fourth quarter 2017 financial results was associated with the effect of reducing the U.S. statutory tax rate from 35% to 21% on our deferred tax balances as of December 31, 2017, and a one-time deemed repatriation tax on certain unremitted earnings of foreign subsidiaries. The effects of the U.S. tax reform were reflected in the December 2017 financial statements as determined or as reasonably estimated provisional amounts based on available information subject to interpretation in accordance with the SEC’s Staff Accounting Bulletin No. 118 (“SAB 118”). SAB 118 provides guidance on accounting for the effects of the U.S. tax reform where our determinations are incomplete but we are able to determine a reasonable estimate. A final determination is required to be made within a measurement period not to extend beyond one year from the enactment date of the U.S. tax reform. The provisional amounts were primarily associated with estimation of the one-time deemed repatriation tax considering complexity, as well as limited and changing technical tax guidance. Further, the provisional amounts also apply in regard to other potential technical interpretations of accounting and taxing authorities related to elements of the U.S. tax reform subject to change. There was no adjustment in income taxes related to our provisional amounts during the six months ended June 30, 2018.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

Unrecognized Tax Benefits

Our changes in unrecognized tax benefits were as follows:

	For the six months ended	For the year ended
	June 30, 2018	December 31, 2017
	(in millions)
Balance at beginning of period	$194.1	$207.8
Additions based on tax positions related to the current year	0.3	7.2
Additions for tax positions of prior years	0.4	20.2
Reductions for tax positions related to the current year	(4.8)	(3.3)
Reductions for tax positions of prior years	—	(1.1)
Settlements	(135.5)	(36.7)
Balance at end of period (1)	$54.5	$194.1

(1)         Of this amount, $31.5 million, if recognized, would reduce the 2018 effective income tax rate. We recognize interest and penalties related to uncertain tax positions in operating expenses within the consolidated statements of operations.

As of June 30, 2018 and December 31, 2017, we had recognized $53.8 million and $125.5 million of accumulated pre-tax interest and penalties related to unrecognized tax benefits, respectively. During the six months ended June 30, 2018, settlement agreements applicable to tax years 1995 to 2003 were executed with the Department of Justice, as previously approved by the Joint Committee of Taxation in August 2017. We do not expect the final determination of these unrecognized tax benefits to have a material impact on our net income.

8. Employee and Agent Benefits

Components of Net Periodic Benefit Cost

			Other postretirement
	Pension benefits		benefits
	For the three months ended		For the three months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)
Service cost	$18.2	$16.8	$—	$0.1
Interest cost	29.9	31.1	0.8	1.0
Expected return on plan assets	(39.3)	(36.1)	(8.4)	(6.8)
Amortization of prior service benefit	(0.8)	(0.5)	(3.4)	(8.7)
Recognized net actuarial (gain) loss	16.9	17.0	(0.4)	—
Net periodic benefit cost (income)	$24.9	$28.3	$(11.4)	$(14.4)

			Other postretirement
	Pension benefits		benefits
	For the six months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)
Service cost	$36.5	$33.6	$—	$0.1
Interest cost	59.8	62.2	1.7	2.0
Expected return on plan assets	(78.5)	(72.1)	(16.8)	(13.7)
Amortization of prior service benefit	(1.7)	(1.1)	(6.9)	(17.3)
Recognized net actuarial (gain) loss	33.8	34.0	(0.7)	—
Net periodic benefit cost (income)	$49.9	$56.6	$(22.7)	$(28.9)

The components of net periodic benefit cost including the service cost component are included in the line item operating expenses on the consolidated statements of operations

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. It is too early to determine, but we do not anticipate that we will be required to fund a minimum required contribution under ERISA. Regardless, it is possible that we may fund the qualified and nonqualified pension plans in 2018 for a combined total of up to $200.0 million. During the three and six months ended June 30, 2018, we contributed $54.4 million and $89.8 million to these plans, respectively.

9. Contingencies, Guarantees and Indemnifications

Litigation and Regulatory Contingencies

We are regularly involved in litigation, both as a defendant and as a plaintiff, but primarily as a defendant. Litigation naming us as a defendant ordinarily arises out of our business operations as a provider of asset management and accumulation products and services, individual life insurance, specialty benefits insurance and our investment activities. Some of the lawsuits may be class actions, or purport to be, and some may include claims for unspecified or substantial punitive and treble damages.

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

As of June 30, 2018, we had no litigation or regulatory contingencies for which we believe disclosure is appropriate.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. The terms of these agreements range in duration and often are not explicitly defined. The maximum exposure under these agreements as of June 30, 2018, was approximately $135.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period. Furthermore, in connection with our P-Caps contingent funding agreements, we are required to purchase any principal and interest strips of U.S. Treasury securities that are due and not paid from the associated unconsolidated trusts. The maximum exposure under these agreements as of June 30, 2018, was $750.0 million. See Note 6, Long-Term Debt, for further details.

We manage mandatory privatized social security funds in Chile. By regulation, we have a required minimum guarantee on the funds’ relative return. Because the guarantee has no limitation with respect to duration or amount, the maximum exposure of the guarantee in the future is indeterminable.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
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

10. Stockholders’ Equity

Reconciliation of Outstanding Common Shares

	For the six months ended June 30,
	2018	2017
	(in millions)
Beginning balance	289.0	287.7
Shares issued	2.2	3.6
Treasury stock acquired	(6.6)	(2.7)
Ending balance	284.6	288.6

In February 2016, our Board of Directors authorized a share repurchase program of up to $400.0 million of our outstanding common stock, which was completed in February 2018. In May 2017, our Board of Directors authorized a share repurchase program of up to $250.0 million of our outstanding common stock, which was completed in April 2018. In May 2018, our Board of Directors authorized a share repurchase program of up to $300.0 million of our outstanding common stock. Shares repurchased under these programs are accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders’ equity.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

Other Comprehensive Income (Loss)

	For the three months ended			For the six months ended
	June 30, 2018			June 30, 2018
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized losses on available-for-sale securities during the period	$(777.8)	$158.1	$(619.7)	$(2,081.5)	$438.5	$(1,643.0)
Reclassification adjustment for losses included in net income (1)	26.5	(5.6)	20.9	47.2	(10.0)	37.2
Adjustments for assumed changes in amortization patterns	54.2	(11.4)	42.8	140.4	(29.5)	110.9
Adjustments for assumed changes in policyholder liabilities	102.2	(12.3)	89.9	280.7	(57.4)	223.3
Net unrealized losses on available-for-sale securities	(594.9)	128.8	(466.1)	(1,613.2)	341.6	(1,271.6)

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	0.8	(0.2)	0.6	12.0	(2.6)	9.4
Adjustments for assumed changes in amortization patterns	—	0.1	0.1	1.3	(0.2)	1.1
Adjustments for assumed changes in policyholder liabilities	0.1	—	0.1	(0.5)	0.1	(0.4)
Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	0.9	(0.1)	0.8	12.8	(2.7)	10.1

Net unrealized gains on derivative instruments during the period	27.7	(5.8)	21.9	8.5	(1.8)	6.7
Reclassification adjustment for gains included in net income (3)	(3.3)	0.5	(2.8)	(5.7)	0.9	(4.8)
Adjustments for assumed changes in amortization patterns	—	—	—	0.9	(0.2)	0.7
Adjustments for assumed changes in policyholder liabilities	1.4	(0.2)	1.2	4.2	(0.9)	3.3
Net unrealized gains on derivative instruments	25.8	(5.5)	20.3	7.9	(2.0)	5.9

Foreign currency translation adjustment	(247.0)	10.9	(236.1)	(180.1)	9.8	(170.3)

Amortization of amounts included in net periodic benefit cost (4)	12.3	(3.5)	8.8	24.5	(7.0)	17.5
Net unrecognized postretirement benefit obligation	12.3	(3.5)	8.8	24.5	(7.0)	17.5

Other comprehensive loss	$(802.9)	$130.6	$(672.3)	$(1,748.1)	$339.7	$(1,408.4)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

	For the three months ended			For the six months ended
	June 30, 2017			June 30, 2017
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized gains on available-for-sale securities during the period	$603.2	$(210.5)	$392.7	$906.9	$(313.3)	$593.6
Reclassification adjustment for losses included in net income (1)	6.9	(2.3)	4.6	49.6	(17.2)	32.4
Adjustments for assumed changes in amortization patterns	(32.6)	11.6	(21.0)	(48.2)	17.0	(31.2)
Adjustments for assumed changes in policyholder liabilities	(64.9)	23.7	(41.2)	(143.5)	47.7	(95.8)
Net unrealized gains on available-for-sale securities	512.6	(177.5)	335.1	764.8	(265.8)	499.0

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	11.8	(4.2)	7.6	13.3	(4.7)	8.6
Adjustments for assumed changes in amortization patterns	(0.9)	0.3	(0.6)	(1.1)	0.4	(0.7)
Adjustments for assumed changes in policyholder liabilities	(0.1)	0.1	—	(0.4)	0.2	(0.2)
Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	10.8	(3.8)	7.0	11.8	(4.1)	7.7

Net unrealized losses on derivative instruments during the period	(5.1)	2.0	(3.1)	(15.5)	5.2	(10.3)
Reclassification adjustment for gains included in net income (3)	(6.0)	1.9	(4.1)	(18.5)	6.4	(12.1)
Adjustments for assumed changes in amortization patterns	0.5	(0.2)	0.3	2.0	(0.7)	1.3
Adjustments for assumed changes in policyholder liabilities	1.5	(0.6)	0.9	4.4	(1.5)	2.9
Net unrealized losses on derivative instruments	(9.1)	3.1	(6.0)	(27.6)	9.4	(18.2)

Foreign currency translation adjustment	(8.4)	6.7	(1.7)	59.6	3.1	62.7

Amortization of amounts included in net periodic benefit cost (4)	7.8	(3.5)	4.3	15.6	(7.0)	8.6
Net unrecognized postretirement benefit obligation	7.8	(3.5)	4.3	15.6	(7.0)	8.6

Other comprehensive income	$513.7	$(175.0)	$338.7	$824.2	$(264.4)	$559.8

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

(3)         See Note 4, Derivative Financial Instruments – Cash Flow Hedges, for further details.

(4)         Amount is comprised of amortization of prior service cost (benefit) and recognized net actuarial (gain) loss, which is reported in operating expenses on the consolidated statements of operations. See Note 8, Employee and Agent Benefits – Components of Net Periodic Benefit Cost, for further details.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

Accumulated Other Comprehensive Income (Loss)

		Noncredit
	Net unrealized	component of	Net unrealized	Foreign	Unrecognized	Accumulated
	gains on	impairment losses	gains	currency	postretirement	other
	available-for-sale	on fixed maturities	on derivative	translation	benefit	comprehensive
	securities	available-for-sale	instruments	adjustment	obligation	income (loss)
	(in millions)

Balances as of January 1, 2017	$831.2	$(89.5)	$85.3	$(1,093.8)	$(408.4)	$(675.2)
Other comprehensive income during the period, net of adjustments	466.6	—	(6.1)	62.0	—	522.5
Amounts reclassified from AOCI	32.4	7.7	(12.1)	—	8.6	36.6
Other comprehensive income	499.0	7.7	(18.2)	62.0	8.6	559.1
Balances as of June 30, 2017	$1,330.2	$(81.8)	$67.1	$(1,031.8)	$(399.8)	$(116.1)

Balances as of January 1, 2018	$1,470.7	$(58.3)	$42.7	$(918.5)	$(371.1)	$165.5
Other comprehensive loss during the period, net of adjustments	(1,308.8)	—	10.7	(167.5)	—	(1,465.6)
Amounts reclassified from AOCI	37.2	10.1	(4.8)	—	17.5	60.0
Other comprehensive loss	(1,271.6)	10.1	5.9	(167.5)	17.5	(1,405.6)
Effects of implementation of accounting change related to equity investments, net	(1.0)	—	—	—	—	(1.0)
Effects of implementation of accounting change accounting change related to revenue recognition, net	—	—	—	25.6	—	25.6
Effects of implementation of accounting change related to the reclassification of certain tax effects, net	249.8	(15.2)	5.7	(81.8)	(80.9)	77.6
Balances as of June 30, 2018	$447.9	$(63.4)	$54.3	$(1,142.2)	$(434.5)	$(1,137.9)

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
June 30, 2018
(Unaudited)

earnings. Adjustments are recorded in retained earnings to the extent the redemption value of the redeemable noncontrolling interest exceeds its fair value and will impact the numerator in our earnings per share calculations. All other adjustments to the redeemable noncontrolling interest are recorded in additional paid-in capital.

Following is a reconciliation of the changes in the redeemable noncontrolling interest (in millions):

Balance as of January 1, 2017	$97.5
Net income attributable to redeemable noncontrolling interest	5.9
Redeemable noncontrolling interest of deconsolidated entities (1)	(1.4)
Contributions from redeemable noncontrolling interest	16.4
Distributions to redeemable noncontrolling interest	(25.7)
Change in redemption value of redeemable noncontrolling interest	2.0
Other comprehensive income attributable to redeemable noncontrolling interest	0.4
Balance as of June 30, 2017	$95.1

Balance as of January 1, 2018	$101.3
Net income attributable to redeemable noncontrolling interest	2.1
Redeemable noncontrolling interest of deconsolidated entities (1)	(3.2)
Contributions from redeemable noncontrolling interest	56.4
Distributions to redeemable noncontrolling interest	(15.7)
Change in redemption value of redeemable noncontrolling interest	(0.6)
Other comprehensive loss attributable to redeemable noncontrolling interest	(1.4)
Balance as of June 30, 2018	$138.9

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
June 30, 2018
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

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of June 30, 2018, less than 1% of our total fixed maturities were Level 3 securities valued using internal pricing models.

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
June 30, 2018
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
June 30, 2018
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
June 30, 2018
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2018
	Assets/	Amount
	(liabilities)	measured at	Fair value hierarchy level
	measured at	net asset
	fair value	value (5)	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,343.3	$—	$917.7	$425.6	$—
Non-U.S. governments	1,136.3	—	3.3	1,126.4	6.6
States and political subdivisions	6,411.0	—	—	6,411.0	—
Corporate	36,144.2	—	20.3	36,037.9	86.0
Residential mortgage-backed securities	2,372.4	—	—	2,372.4	—
Commercial mortgage-backed securities	3,856.5	—	—	3,846.4	10.1
Collateralized debt obligations	1,798.1	—	—	1,717.9	80.2
Other debt obligations	6,249.9	—	—	6,155.1	94.8
Total fixed maturities, available-for-sale	59,311.7	—	941.3	58,092.7	277.7
Fixed maturities, trading	688.1	—	—	684.4	3.7
Equity securities	1,869.3	—	611.8	1,257.5	—
Derivative assets (1)	205.2	—	—	189.2	16.0
Other investments (2)	569.2	84.1	157.3	314.6	13.2
Cash equivalents (3)	1,356.4	—	43.1	1,313.3	—
Sub-total excluding separate account assets	63,999.9	84.1	1,753.5	61,851.7	310.6

Separate account assets	156,989.0	120.9	88,752.6	59,824.0	8,291.5
Total assets	$220,988.9	$205.0	$90,506.1	$121,675.7	$8,602.1

Liabilities
Investment contracts (4)	$(42.8)	$—	$—	$—	$(42.8)
Derivative liabilities (1)	(266.6)	—	—	(256.0)	(10.6)
Other liabilities (4)	(229.7)	—	—	(229.7)	—
Total liabilities	$(539.1)	$—	$—	$(485.7)	$(53.4)

Net assets	$220,449.8	$205.0	$90,506.1	$121,190.0	$8,548.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
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

(5)         Certain investments are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy. Other investments using the NAV practical expedient consist of certain fund interests that are restricted until maturity with unfunded commitments totaling $38.3 million and $46.1 million as of June 30, 2018 and December 31, 2017, respectively. Separate account assets using the NAV practical expedient consist of hedge funds with varying investment strategies that also have a variety of redemption terms and conditions. We do not have unfunded commitments associated with these hedge funds.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows:

	For the three months ended June 30, 2018
		Total realized/unrealized						Changes in
	Beginning	gains (losses)		Net			Ending	unrealized
	asset/			purchases,			asset/	gains (losses)
	(liability)			sales,			(liability)	included in
	balance		Included in	issuances			balance	net income
	as of	Included in	other	and	Transfers	Transfers	as of	relating to
	March 31,	net income	comprehensive	settlements	into	out of	June 30,	positions still
	2018	(1)	income (3)	(4)	Level 3	Level 3	2018	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$7.0	$—	$—	$(0.4)	$—	$—	$6.6	$—
Corporate	103.8	—	(0.7)	(6.0)	0.4	(11.5)	86.0	—
Commercial mortgage-backed securities	11.1	—	(0.1)	—	—	(0.9)	10.1	—
Collateralized debt obligations	80.7	—	(0.4)	27.8	12.0	(39.9)	80.2	—
Other debt obligations	2.1	(0.1)	0.3	92.5	—	—	94.8	—
Total fixed maturities, available-for-sale	204.7	(0.1)	(0.9)	113.9	12.4	(52.3)	277.7	—
Fixed maturities, trading	—	—	—	3.7	—	—	3.7	—
Equity securities	14.9	0.7	—	(15.6)	—	—	—	—
Derivative assets	20.5	(4.9)	—	0.4	—	—	16.0	(4.5)
Other investments	9.3	0.3	—	3.6	—	—	13.2	0.3
Separate account assets (2)	7,991.9	245.4	0.1	54.5	—	(0.4)	8,291.5	257.9

Liabilities
Investment contracts	(96.2)	52.0	(0.1)	1.5	—	—	(42.8)	51.6
Derivative liabilities	(3.7)	(6.2)	—	(0.7)	—	—	(10.6)	(7.9)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

	For the six months ended June 30, 2018
		Total realized/unrealized						Changes in
	Beginning	gains (losses)		Net			Ending	unrealized
	asset/			purchases,			asset/	gains (losses)
	(liability)			sales,			(liability)	included in
	balance	Included	Included in	issuances			balance	net income
	as of	in net	other	and	Transfers	Transfers	as of	relating to
	December 31,	income	comprehensive	settlements	into	out of	June 30,	positions still
	2017	(1)	income (3)	(4)	Level 3	Level 3	2018	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$7.4	$—	$(0.1)	$(0.7)	$—	$—	$6.6	$—
Corporate	128.0	1.1	(0.3)	(3.6)	1.0	(40.2)	86.0	—
Commercial mortgage-backed securities	10.6	(2.5)	0.5	(0.1)	2.5	(0.9)	10.1	—
Collateralized debt obligations	125.0	(0.6)	0.6	2.3	12.1	(59.2)	80.2	(0.6)
Other debt obligations	2.3	—	0.2	92.3	—	—	94.8	—
Total fixed maturities, available-for-sale	273.3	(2.0)	0.9	90.2	15.6	(100.3)	277.7	(0.6)
Fixed maturities, trading	—	—	—	3.7	—	—	3.7	—
Equity securities	2.7	12.9	—	(15.6)	—	—	—	—
Derivative assets	24.2	(11.7)	—	3.5	—	—	16.0	(11.0)
Other investments	6.5	1.8	—	4.9	—	—	13.2	1.8
Separate account assets (2)	7,651.4	409.8	(0.6)	231.3	—	(0.4)	8,291.5	402.6

Liabilities
Investment contracts	(160.3)	115.7	0.1	1.7	—	—	(42.8)	115.3
Derivative liabilities	(6.1)	(4.4)	—	(0.1)	—	—	(10.6)	(5.0)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
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

(4)         Gross purchases, sales, issuances and settlements were:

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

	For the three months ended June 30, 2018
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$—	$—	$—	$(0.4)	$(0.4)
Corporate	0.7	—	—	(6.7)	(6.0)
Collateralized debt obligations	28.1	—	—	(0.3)	27.8
Other debt obligations	94.4	—	—	(1.9)	92.5
Total fixed maturities, available-for-sale	123.2	—	—	(9.3)	113.9
Fixed maturities, trading	3.7	—	—	—	3.7
Equity securities	—	(15.6)	—	—	(15.6)
Derivative assets	—	0.4	—	—	0.4
Other investments	3.6	—	—	—	3.6
Separate account assets (5)	231.4	(124.1)	(60.0)	7.2	54.5

Liabilities
Investment contracts	—	—	0.7	0.8	1.5
Derivative liabilities	(1.2)	0.5	—	—	(0.7)

	For the three months ended June 30, 2017
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$—	$(0.9)	$—	$(0.4)	$(1.3)
Corporate	14.6	(13.1)	—	(13.3)	(11.8)
Commercial mortgage-backed securities	—	—	—	0.5	0.5
Collateralized debt obligations	13.0	—	—	(0.7)	12.3
Other debt obligations	—	—	—	(0.2)	(0.2)
Total fixed maturities, available-for-sale	27.6	(14.0)	—	(14.1)	(0.5)
Equity securities, trading	—	—	—	(0.7)	(0.7)
Derivative assets	1.9	(0.2)	—	—	1.7
Other investments	0.3	(4.1)	—	—	(3.8)
Separate account assets (5)	120.7	(70.9)	(64.4)	(4.5)	(19.1)

Liabilities
Investment contracts	—	—	0.2	1.7	1.9
Derivative liabilities	(1.0)	—	—	—	(1.0)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

	For the six months ended June 30, 2018
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$—	$—	$—	$(0.7)	$(0.7)
Corporate	12.0	(4.2)	—	(11.4)	(3.6)
Commercial mortgage-backed securities	—	—	—	(0.1)	(0.1)
Collateralized debt obligations	28.1	—	—	(25.8)	2.3
Other debt obligations	94.4	—	—	(2.1)	92.3
Total fixed maturities, available-for-sale	134.5	(4.2)	—	(40.1)	90.2
Fixed maturities, trading	3.7	—	—	—	3.7
Equity securities	—	(15.6)	—	—	(15.6)
Derivative assets	3.1	0.4	—	—	3.5
Other investments	4.9	—	—	—	4.9
Separate account assets (5)	571.8	(228.5)	(105.5)	(6.5)	231.3

Liabilities
Investment contracts	—	—	0.2	1.5	1.7
Derivative liabilities	(1.2)	1.1	—	—	(0.1)

	For the six months ended June 30, 2017
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$21.8	$(18.2)	$—	$(0.7)	$2.9
Corporate	32.6	(50.9)	—	(20.5)	(38.8)
Commercial mortgage-backed securities	—	—	—	(0.5)	(0.5)
Collateralized debt obligations	13.0	—	—	(6.1)	6.9
Other debt obligations	—	—	—	(0.5)	(0.5)
Total fixed maturities, available-for-sale	67.4	(69.1)	—	(28.3)	(30.0)
Fixed maturities, trading	—	—	—	(92.4)	(92.4)
Equity securities, trading	—	—	—	(0.7)	(0.7)
Derivative assets	2.2	(0.4)	—	—	1.8
Other investments	0.5	(4.1)	—	—	(3.6)
Separate account assets (5)	179.3	(381.4)	(135.7)	58.9	(278.9)

Liabilities
Investment contracts	—	—	0.4	5.7	6.1
Derivative liabilities	(1.2)	0.1	—	—	(1.1)
Other liabilities	—	—	—	60.0	60.0

(5)   Issuances and settlements include amounts related to mortgage encumbrances associated with real estate in our separate accounts.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels were as follows:

	For the three months ended June 30, 2018
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for- sale:
Corporate	$—	$—	$—	$0.4	$—	$11.5
Commercial mortgage-backed securities	—	—	—	—	—	0.9
Collateralized debt obligations	—	—	—	12.0	—	39.9
Total fixed maturities, available-for-sale	—	—	—	12.4	—	52.3
Separate account assets	0.1	—	0.1	—	0.2	0.2

	For the three months ended June 30, 2017
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for- sale:
Corporate	$—	$—	$—	$17.6	$—	$37.3
Commercial mortgage-backed securities	—	—	—	17.3	—	21.7
Collateralized debt obligations	—	—	—	88.3	—	—
Other debt obligations	—	—	—	0.1	—	3.6
Total fixed maturities, available-for-sale	—	—	—	123.3	—	62.6
Separate account assets	5.7	—	0.2	2.1	—	21.5

	For the six months ended June 30, 2018
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for- sale:
Corporate	$—	$—	$—	$1.0	$—	$40.2
Commercial mortgage-backed securities	—	—	—	2.5	—	0.9
Collateralized debt obligations	—	—	—	12.1	—	59.2
Total fixed maturities, available-for-sale	—	—	—	15.6	—	100.3
Separate account assets	292.5	—	0.8	—	0.2	0.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

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

Separate account assets transferred from Level 1 to Level 2 during the six months ended June 30, 2018, primarily included cash equivalents as a result of additional analysis to clarify the source of the price.

Assets transferred into Level 3 during the three and six months ended June 30, 2018 and 2017, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations.

Assets transferred out of Level 3 during the three and six months ended June 30, 2018 and 2017, primarily included those for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

	June 30, 2018
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$5.3	Discounted cash flow	Discount rate (1)	3.7%	3.7%
			Illiquidity premium	50 basis points (“bps”)	50bps
			Comparability adjustment	(25)bps	(25)bps
Corporate	25.5	Discounted cash flow	Discount rate (1)	3.3%-4.0%	3.7%
			Illiquidity premium	0bps-60bps	36bps
Commercial mortgage-backed securities	0.5	Discounted cash flow	Discount rate (1)	25.0%	25.0%
			Probability of default	95.0%	95.0%
			Potential loss severity	28.0%	28.0%
Other debt obligations	2.6	Discounted cash flow	Discount rate (1)	5.0%	5.0%
			Illiquidity premium	500bps	500bps
Separate account assets	8,075.9	Discounted cash flow - mortgage loans	Discount rate (1)	2.9%-8.0%	6.2%
			Illiquidity premium	0bps-60bps	38bps
			Credit spread rate	68bps-690bps	445bps
		Discounted cash flow - real estate	Discount rate (1)	5.8%-17.2%	6.9%
			Terminal capitalization rate	4.3%-9.3%	5.9%
			Average market rent growth rate	1.6%-4.4%	2.9%
		Discounted cash flow - real estate debt	Loan to value	7.8%-69.4%	47.4%
			Market interest rate	3.6%-5.6%	4.2%

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

June 30, 2018
Assets /
(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
(in millions)
Liabilities
Investment contracts	(42.8)	Discounted cash flow	Long duration interest rate	2.9%-3.0% (2)
			Long-term equity market volatility	15.0%-39.4%
			Non-performance risk	0.3%-1.4%
			Utilization rate	See note (3)
			Lapse rate	1.3%-16.0%
			Mortality rate	See note (4)

	December 31, 2017
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$6.1	Discounted cash flow	Discount rate (1)	2.7%	2.7%
			Illiquidity premium	50bps	50bps
			Comparability adjustment	(25)bps	(25)bps
Corporate	51.0	Discounted cash flow	Discount rate (1)	1.9%-7.5%	4.6%
			Illiquidity premium	0bps-60bps	21bps
Commercial mortgage-backed securities	0.5	Discounted cash flow	Discount rate (1)	6.0%	6.0%
			Probability of default	85.0%	85.0%
			Potential loss severity	32.0%	32.0%
Other debt obligations	2.3	Discounted cash flow	Discount rate (1)	5.0%	5.0%
			Illiquidity premium	500bps	500bps

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
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

Embedded derivatives within our investment contracts liability can be in either an asset or liability position, depending on certain inputs at the reporting date. Increases to an asset or decreases to a liability are described as increases to fair value. Increases or decreases in market volatilities could cause significant decreases or increases, respectively, in the fair value of embedded derivatives in investment contracts. Long duration interest rates are used as the mean return when projecting the growth in the value of associated account value and impact the discount rate used in the discounted future cash flows valuation. The amount of claims will increase if account value is not sufficient to cover guaranteed withdrawals.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. During the six months ended June 30, 2018, certain mortgage loans had been marked to fair value of $5.5 million. The net impact of write-downs of loans reclassified to held-for-sale, impairments and improvements in estimated fair value of previously impaired loans resulted in a net loss of $0.6 million for both the three and six months ended June 30, 2018, that was recorded in net realized capital gains (losses) as part of the mortgage loan valuation allowance. This includes the impact of certain loans no longer on our books. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve significant unobservable inputs.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

The following tables present information regarding the assets and liabilities for which the fair value option was elected.

	June 30, 2018	December 31, 2017
	(in millions)
Commercial mortgage loans of consolidated VIEs (1) (2)
Fair value	$7.9	$9.3
Aggregate contractual principal	7.9	9.2

Real estate ventures (1)
Fair value	13.2	6.5

Investment funds (1)
Fair value	—	45.2

(1)         Reported with other investments in the consolidated statements of financial position.

(2)         None of the loans were more than 90 days past due or in non-accrual status.

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(in millions)
Commercial mortgage loans of consolidated VIEs
Change in fair value pre-tax loss (1) (2)	$—	$(0.1)	$(0.1)	$(0.2)
Interest income (3)	0.2	0.3	0.4	0.5

Obligations of consolidated VIEs
Change in fair value pre-tax loss - instrument specific credit risk (2) (4)	—	—	—	(0.1)
Change in fair value pre-tax loss (2)	—	—	—	(0.1)
Interest expense (5)	—	—	—	0.3

Real estate ventures
Change in fair value pre-tax gain (6)	0.3	0.7	1.8	1.9

Investment funds
Change in fair value pre-tax gain (loss) (6) (7)	—	(1.0)	—	0.2
Dividend income (6)	—	1.9	—	1.9

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
June 30, 2018
(Unaudited)

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	June 30, 2018
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$14,367.9	$14,433.6	$—	$—	$14,433.6
Policy loans	804.0	956.6	—	—	956.6
Other investments	273.9	265.9	—	179.8	86.1
Cash and cash equivalents	985.6	985.6	943.3	42.3	—
Investment contracts	(32,097.6)	(30,946.2)	—	(4,336.2)	(26,610.0)
Short-term debt	(64.5)	(64.5)	—	(64.5)	—
Long-term debt	(3,219.9)	(3,271.7)	—	(3,182.9)	(88.8)
Separate account liabilities	(143,412.7)	(142,218.1)	—	—	(142,218.1)
Bank deposits (1)	(529.2)	(517.7)	—	(517.7)	—
Cash collateral payable	(81.5)	(81.5)	(81.5)	—	—

	December 31, 2017
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$14,150.5	$14,443.2	$—	$—	$14,443.2
Policy loans	808.3	998.4	—	—	998.4
Other investments	236.8	234.0	—	159.4	74.6
Cash and cash equivalents	677.5	677.5	659.9	17.6	—
Investment contracts	(31,003.0)	(30,468.8)	—	(4,736.1)	(25,732.7)
Short-term debt	(39.5)	(39.5)	—	(39.5)	—
Long-term debt	(3,178.4)	(3,442.5)	—	(3,393.5)	(49.0)
Separate account liabilities	(145,552.5)	(144,300.5)	—	—	(144,300.5)
Bank deposits (1)	(2,336.4)	(2,328.9)	(1,780.3)	(548.6)	—
Cash collateral payable	(125.8)	(125.8)	(125.8)	—	—

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
June 30, 2018
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

Our Corporate segment manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate segment primarily reflect our financing activities (including financing costs), income on capital not allocated to other segments, inter-segment eliminations, income tax risks and certain income, expenses and other adjustments not allocated to the segments based on the nature of such items. Results of Principal Securities, Inc. (“PSI”), our retail broker-dealer and registered investment advisor (“RIA”), and our exited group medical and long-term care insurance businesses are reported in this segment.

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
June 30, 2018
(Unaudited)

The following tables summarize select financial information by segment, including operating revenues for our products and services, and reconcile segment totals to those reported in the consolidated financial statements:

	June 30, 2018	December 31, 2017
	(in millions)
Assets:
Retirement and Income Solutions	$170,608.9	$169,757.8
Principal Global Investors	2,289.2	2,322.9
Principal International	49,472.7	51,684.0
U.S. Insurance Solutions	25,266.5	25,092.9
Corporate	4,466.7	5,083.6
Total consolidated assets	$252,104.0	$253,941.2

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)
Operating revenues by segment:
Retirement and Income Solutions:
Retirement and Income Solutions – Fee	$456.8	$451.5	$916.4	$901.9
Retirement and Income Solutions – Spread	994.0	1,232.3	1,716.5	2,264.5
Total Retirement and Income Solutions (1)	1,450.8	1,683.8	2,632.9	3,166.4
Principal Global Investors (2)	379.6	355.5	748.1	701.4
Principal International	389.6	319.4	772.7	640.7
U.S. Insurance Solutions:
Specialty Benefits insurance	572.5	537.3	1,138.9	1,065.8
Individual Life insurance	430.8	433.4	877.9	861.3
Eliminations	(0.1)	(0.1)	(0.1)	(0.1)
Total U.S. Insurance Solutions	1,003.2	970.6	2,016.7	1,927.0
Corporate	(17.0)	(19.8)	(17.0)	(21.3)
Total segment operating revenues	3,206.2	3,309.5	6,153.4	6,414.2
Net realized capital gains (losses), net of related revenue adjustments	50.6	(110.6)	8.4	(143.2)
Adjustments related to equity method investments	(21.9)	(20.6)	(43.3)	(43.3)
Total revenues per consolidated statements of operations	$3,234.9	$3,178.3	$6,118.5	$6,227.7

Pre-tax operating earnings (losses) by segment:
Retirement and Income Solutions	$216.9	$243.8	$449.5	$488.0
Principal Global Investors	127.0	115.4	237.3	215.4
Principal International	82.1	78.4	169.1	179.3
U.S. Insurance Solutions	109.2	104.4	217.8	190.6
Corporate	(49.5)	(47.5)	(91.5)	(106.0)
Total segment pre-tax operating earnings	485.7	494.5	982.2	967.3
Pre-tax net realized capital gains (losses), as adjusted (3)	48.6	(111.3)	25.0	(150.1)
Adjustments related to equity method investments and noncontrolling interest	(18.9)	(17.6)	(34.8)	(37.6)
Income before income taxes per consolidated statements of operations	$515.4	$365.6	$972.4	$779.6

(1)            Reflects inter-segment revenues of $98.9 million and $97.8 million for the three months ended June 30, 2018 and 2017, respectively, $200.6 million and $192.9 million for the six months ended June 30, 2018 and 2017, respectively.

(2)            Reflects inter-segment revenues of $67.8 million and $60.6 million for the three months ended June 30, 2018 and 2017, respectively, $130.0 million and $120.5 million for the six months ended June 30, 2018 and 2017, respectively.

(3)            Pre-tax net realized capital gains (losses), as adjusted, is derived as follows:

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)
Net realized capital gains (losses):
Net realized capital gains (losses)	$67.4	$(95.9)	$42.3	$(112.5)
Derivative and hedging-related adjustments	(14.9)	(16.9)	(32.7)	(34.5)
Adjustments related to equity method investments	(4.2)	0.5	(4.0)	1.1
Market value adjustments to fee revenues	0.1	—	0.1	—
Adjustments related to sponsored investment funds	3.0	1.7	5.1	2.9
Recognition of front-end fee revenue	(0.8)	—	(2.4)	(0.2)
Net realized capital gains (losses), net of related revenue adjustments	50.6	(110.6)	8.4	(143.2)
Amortization of deferred acquisition costs and other actuarial balances	1.2	9.0	6.8	18.1
Capital (gains) losses distributed	(8.3)	(11.0)	2.3	(28.1)
Market value adjustments of embedded derivatives	5.1	1.3	7.5	3.1
Pre-tax net realized capital gains (losses), as adjusted (a)	$48.6	$(111.3)	$25.0	$(150.1)

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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)
Revenue from contracts with customers by segment:
Retirement and Income Solutions:
Retirement and Income Solutions – Fee	$66.9	$65.6	$128.6	$128.2
Retirement and Income Solutions – Spread	2.7	2.5	5.4	5.0
Total Retirement and Income Solutions	69.6	68.1	134.0	133.2
Principal Global Investors	371.1	344.0	731.4	684.3
Principal International	123.1	105.7	244.2	206.5
U.S. Insurance Solutions:
Specialty Benefits insurance	3.8	3.6	7.5	6.9
Individual Life insurance	9.8	9.0	19.2	18.7
Eliminations	(0.1)	(0.1)	(0.1)	(0.1)
Total U.S. Insurance Solutions	13.5	12.5	26.6	25.5
Corporate	37.0	37.5	80.9	69.6
Total segment revenue from contracts with customers	614.3	567.8	1,217.1	1,119.1
Adjustments for fees and other revenues not within the scope of revenue recognition guidance (1)	399.0	387.3	809.1	776.8
Pre-tax other adjustments (2)	(0.7)	—	(2.3)	(0.2)
Total fees and other revenues per consolidated statements of operations	$1,012.6	$955.1	$2,023.9	$1,895.7

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
June 30, 2018
(Unaudited)

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

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)
Administrative service fee revenue	$66.3	$65.1	$127.9	$127.6
Other fee revenue	0.6	0.5	0.7	0.6
Total revenues from contracts with customers	66.9	65.6	128.6	128.2
Fees and other revenues not within the scope of revenue recognition guidance	282.8	271.4	569.2	538.5
Total fees and other revenues	349.7	337.0	697.8	666.7
Premiums and other considerations	0.9	0.7	2.4	1.8
Net investment income	106.2	113.8	216.2	233.4
Total operating revenues	$456.8	$451.5	$916.4	$901.9

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)
Deposit account fee revenue	$2.7	$2.5	$5.4	$5.0
Total revenues from contracts with customers	2.7	2.5	5.4	5.0
Fees and other revenues not within the scope of revenue recognition guidance	2.9	4.2	5.6	8.0
Total fees and other revenues	5.6	6.7	11.0	13.0
Premiums and other considerations	555.1	814.0	843.4	1,437.6
Net investment income	433.3	411.6	862.1	813.9
Total operating revenues	$994.0	$1,232.3	$1,716.5	$2,264.5

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

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)
Management fee revenue	$312.2	$300.3	$628.5	$592.2
Other fee revenue	58.9	43.7	102.9	92.1
Total revenues from contracts with customers	371.1	344.0	731.4	684.3
Fees and other revenues not within the scope of revenue recognition guidance	7.3	10.2	14.0	14.6
Total fees and other revenues	378.4	354.2	745.4	698.9
Net investment income	1.2	1.3	2.7	2.5
Total operating revenues	$379.6	$355.5	$748.1	$701.4

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
June 30, 2018
(Unaudited)

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

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)
Management fee revenue	$121.8	$101.6	$241.9	$199.9
Other fee revenue	1.3	4.1	2.3	6.6
Total revenues from contracts with customers	123.1	105.7	244.2	206.5
Fees and other revenues not within the scope of revenue recognition guidance	1.8	1.6	3.8	3.4
Total fees and other revenues	124.9	107.3	248.0	209.9
Premiums and other considerations	101.6	55.4	199.5	107.4
Net investment income	163.1	156.7	325.2	323.4
Total operating revenues	$389.6	$319.4	$772.7	$640.7

Revenues from contracts with customers by region:
Latin America	$96.5	$78.6	$189.0	$154.9
Asia	26.7	27.2	55.4	51.9
Principal International corporate / regional offices	0.3	0.2	0.6	0.4
Eliminations	(0.4)	(0.3)	(0.8)	(0.7)
Total revenues from contracts with customers	$123.1	$105.7	$244.2	$206.5

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)
Specialty Benefits Insurance:
Administrative service fees	$3.8	$3.6	$7.5	$6.9
Total revenues from contracts with customers	3.8	3.6	7.5	6.9
Fees and other revenues not within the scope of revenue recognition guidance	5.2	5.4	10.4	10.8
Total fees and other revenues	9.0	9.0	17.9	17.7
Premiums and other considerations	527.7	490.2	1,044.7	969.1
Net investment income	35.8	38.1	76.3	79.0
Total operating revenues	$572.5	$537.3	$1,138.9	$1,065.8

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)
Individual Life Insurance:
Administrative service fees	$5.8	$5.4	$11.6	$10.6
Commission income	4.0	3.6	7.6	8.1
Total revenues from contracts with customers	9.8	9.0	19.2	18.7
Fees and other revenues not within the scope of revenue recognition guidance	177.7	168.8	363.4	336.7
Total fees and other revenues	187.5	177.8	382.6	355.4
Premiums and other considerations	80.5	92.4	171.0	184.8
Net investment income	162.8	163.2	324.3	321.1
Total operating revenues	$430.8	$433.4	$877.9	$861.3

Corporate

Fees and other revenues are earned on the performance of selling and servicing of securities and related products offered through PSI, an introducing broker-dealer registered with the FINRA.

PSI enters into selling and distribution agreements with the obligation to sell or distribute the securities products, such as mutual funds, annuities and products sold through RIAs, to individual clients in return for a front-end sales charges, 12b-1 service fees, annuity fees and asset-based fees. Front-end sales charges, 12b-1 fees and annuity fees are related to a single sale and are earned at the time of sale. PSI also enters into agreements with individual customers to provide securities trade execution and custody through a brokerage services platform in return for ticket charge and other service fee revenue. These services are bundled as one single distinct service referred to as brokerage services. This revenue is related to distinct transactions and is earned at a point in time.

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
June 30, 2018
(Unaudited)

The Corporate segment also includes inter-segment eliminations of fees and other revenues. The types of revenues from contracts with customers were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)
Commission income	$78.5	$78.2	$157.5	$151.3
Other fee revenue	9.2	8.1	17.2	14.5
Eliminations	(50.7)	(48.8)	(93.8)	(96.2)
Total revenues from contracts with customers	37.0	37.5	80.9	69.6
Fees and other revenues not within the scope of revenue recognition guidance	(78.7)	(74.3)	(157.3)	(135.2)
Total fees and other revenues	(41.7)	(36.8)	(76.4)	(65.6)
Net investment income	24.7	17.0	59.4	44.3
Total operating revenues	$(17.0)	$(19.8)	$(17.0)	$(21.3)

Contract Costs

Sales compensation and other incremental costs of obtaining a contract are capitalized and amortized over the period of contract benefit if the costs are expected to be recovered. The contract cost asset, which is included in other assets on the consolidated statements of financial position, was $137.3 million as of June 30, 2018.

We apply the practical expedient for certain costs where we recognize the incremental costs of obtaining these contracts as an expense when incurred if the amortization period of the assets is one year or less. These costs, along with costs that are not deferrable, are included in operating expenses on the consolidated statements of operations.

Deferred contract costs consist primarily of commissions and variable compensation. We amortize capitalized contract costs on a straight-line basis over the expected contract life, reflecting lapses as they are incurred. Deferred contract costs on contracts are subject to impairment testing on an annual basis, or when a triggering event occurs that could warrant an impairment. To the extent future revenues less future maintenance expenses are not adequate to cover the asset balance, an impairment is recognized. For the three and six months ended June 30, 2018, $5.9 million and $11.6 million, respectively, of amortization expense was recorded in operating expenses on the consolidated statements of operations and no impairment loss was recognized in relation to the costs capitalized.

14. Stock-Based Compensation Plans

As of June 30, 2018, we had the 2014 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan and the Directors Stock Plan (“Stock-Based Compensation Plans”). As of May 20, 2014, no new grants will be made under the Amended and Restated 2010 Stock Incentive Plan or the 2005 Directors Stock Plan. No grants have been made under the Stock Incentive Plan or the Directors Stock Plan since at least 2005. Under the terms of the 2014 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. The 2014 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock or performance units under any plans.

As of June 30, 2018, the maximum number of new shares of common stock available for grant under the 2014 Stock Incentive Plan and the 2014 Directors Stock Plan was 7.3 million.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against net income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the six months ended June 30,
	2018	2017
	(in millions)
Compensation cost	$42.7	$43.2
Related income tax benefit	9.3	14.2
Capitalized as part of an asset	1.1	1.2

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the 2014 Stock Incentive Plan. Total options granted were 0.8 million for the six months ended June 30, 2018. The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during the period:

For the six months ended
June 30, 2018
Expected volatility	26.0%
Expected term (in years)	7.0
Risk-free interest rate	2.8%
Expected dividend yield	3.19%
Weighted average estimated fair value per common share	$14.85

As of June 30, 2018, we had $7.6 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.2 years.

Performance Share Awards

Performance share awards were granted to certain employees under the 2014 Stock Incentive Plan. Total performance share awards granted were 0.2 million for the six months ended June 30, 2018. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results to be determined at the end of the performance period. The actual number of common shares to be awarded at the end of each performance period will range between 0% and 150% of the initial target awards. The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these performance share awards granted was $63.98 per common share.

As of June 30, 2018, we had $8.4 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.1 years.

Restricted Stock Units

Restricted stock units were issued to certain employees pursuant to the 2014 Stock Incentive Plan and non-employee directors pursuant to the 2014 Directors Stock Plan. Total restricted stock units granted were 0.8 million for the six months ended June 30, 2018. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $63.74 per common share.

As of June 30, 2018, we had $66.9 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted. The cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 0.4 million shares for the six months ended June 30, 2018. The weighted average fair value of the discount on the stock purchased was $8.64 per share.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

As of June 30, 2018, a total of 2.5 million of new shares were available to be made issuable by us for this plan.

15. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions, except per share data)
Net income	$459.5	$314.8	$862.0	$668.4
Subtract:
Net income attributable to noncontrolling interest	2.9	5.3	8.3	10.0
Total	$456.6	$309.5	$853.7	$658.4
Weighted-average shares outstanding:
Basic	286.4	288.9	287.9	288.6
Dilutive effects:
Stock options	1.0	1.8	1.2	1.8
Restricted stock units	1.6	1.8	1.8	1.9
Performance share awards	0.2	0.2	0.2	0.2
Diluted	289.2	292.7	291.1	292.5
Net income per common share:
Basic	$1.59	$1.07	$2.97	$2.28
Diluted	$1.58	$1.06	$2.93	$2.25

The calculation of diluted earnings per share for the three and six months ended June 30, 2018 and 2017, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) PFS and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of June 30, 2018 and December 31, 2017, and for the six months ended June 30, 2018 and 2017.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

Condensed Consolidating Statements of Financial Position

June 30, 2018

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined (1)	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$200.9	$52,355.9	$7,123.1	$(368.2)	$59,311.7
Fixed maturities, trading	327.4	170.1	190.6	—	688.1
Equity securities	—	95.1	1,774.2	—	1,869.3
Mortgage loans	—	13,634.1	1,481.9	(748.1)	14,367.9
Real estate	—	2.0	1,726.9	—	1,728.9
Policy loans	—	759.4	44.6	—	804.0
Investment in unconsolidated entities	14,187.5	2,607.4	6,564.1	(22,500.7)	858.3
Other investments	10.2	4,843.7	2,305.1	(4,382.4)	2,776.6
Cash and cash equivalents	250.7	833.4	1,558.4	(300.5)	2,342.0
Accrued investment income	1.4	548.6	80.7	(2.9)	627.8
Premiums due and other receivables	—	1,778.6	3,559.7	(3,882.7)	1,455.6
Deferred acquisition costs	—	3,559.9	14.5	—	3,574.4
Property and equipment	—	660.0	102.9	—	762.9
Goodwill	—	54.3	1,048.9	—	1,103.2
Other intangibles	—	20.7	1,334.7	—	1,355.4
Separate account assets	—	117,099.7	39,889.3	—	156,989.0
Other assets	398.8	1,177.1	4,428.1	(4,515.1)	1,488.9
Total assets	$15,376.9	$200,200.0	$73,227.7	$(36,700.6)	$252,104.0
Liabilities
Contractholder funds	$—	$36,325.3	$3,150.8	$(347.4)	$39,128.7
Future policy benefits and claims	—	28,158.7	6,267.7	(1,035.7)	33,390.7
Other policyholder funds	—	704.9	147.0	(2.2)	849.7
Short-term debt	—	—	64.5	—	64.5
Long-term debt	3,128.9	—	809.0	(718.0)	3,219.9
Income taxes currently payable	—	—	147.9	(128.1)	19.8
Deferred income taxes	—	414.8	1,049.2	(576.1)	887.9
Separate account liabilities	—	117,099.7	39,889.3	—	156,989.0
Other liabilities	608.7	8,450.8	7,427.7	(10,778.8)	5,708.4
Total liabilities	3,737.6	191,154.2	58,953.1	(13,586.3)	240,258.6

Redeemable noncontrolling interest	—	—	138.9	—	138.9

Stockholders’ equity
Common stock	4.8	2.5	—	(2.5)	4.8
Additional paid-in capital	9,993.6	6,318.5	9,054.1	(15,372.6)	9,993.6
Retained earnings	9,904.3	2,342.1	5,677.3	(8,019.4)	9,904.3
Accumulated other comprehensive income (loss)	(1,137.9)	382.7	(668.0)	285.3	(1,137.9)
Treasury stock, at cost	(7,125.5)	—	—	—	(7,125.5)
Total stockholders’ equity attributable to PFG	11,639.3	9,045.8	14,063.4	(23,109.2)	11,639.3
Noncontrolling interest	—	—	72.3	(5.1)	67.2
Total stockholders’ equity	11,639.3	9,045.8	14,135.7	(23,114.3)	11,706.5
Total liabilities and stockholders’ equity	$15,376.9	$200,200.0	$73,227.7	$(36,700.6)	$252,104.0

(1) PFG sponsors nonqualified benefit plans. Nonqualified benefit plan assets and liabilities held in Rabbi trusts were $669.4 million and $545.3 million, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2018

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$1,941.7	$319.3	$—	$2,261.0
Fees and other revenues	—	1,091.3	1,126.7	(194.1)	2,023.9
Net investment income	11.8	1,282.0	1,152.8	(655.3)	1,791.3
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(8.6)	(98.6)	168.4	—	61.2
Net other-than-temporary impairment losses on available-for-sale securities	—	(4.6)	(2.3)	—	(6.9)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	(11.4)	(0.6)	—	(12.0)
Net impairment losses on available-for-sale securities	—	(16.0)	(2.9)	—	(18.9)
Net realized capital gains (losses)	(8.6)	(114.6)	165.5	—	42.3
Total revenues	3.2	4,200.4	2,764.3	(849.4)	6,118.5
Expenses
Benefits, claims and settlement expenses	—	2,640.6	475.3	(5.6)	3,110.3
Dividends to policyholders	—	60.7	—	—	60.7
Operating expenses	95.2	1,144.3	916.7	(181.1)	1,975.1
Total expenses	95.2	3,845.6	1,392.0	(186.7)	5,146.1

Income (loss) before income taxes	(92.0)	354.8	1,372.3	(662.7)	972.4
Income taxes (benefits)	(41.0)	7.2	144.5	(0.3)	110.4
Equity in the net income (loss) of subsidiaries	904.7	313.2	(320.3)	(897.6)	—
Net income	853.7	660.8	907.5	(1,560.0)	862.0
Net income attributable to noncontrolling interest	—	—	8.3	—	8.3
Net income attributable to PFG	$853.7	$660.8	$899.2	$(1,560.0)	$853.7

Net income	$853.7	$660.8	$907.5	$(1,560.0)	$862.0
Other comprehensive loss	(1,398.2)	(1,219.2)	(1,500.5)	2,709.5	(1,408.4)
Comprehensive loss	$(544.5)	$(558.4)	$(593.0)	$1,149.5	$(546.4)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2018

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)

Operating activities
Net cash provided by (used in) operating activities	$(81.4)	$1,891.4	$805.3	$(977.1)	$1,638.2
Investing activities
Fixed maturities available-for-sale and equity securities with operating intent:
Purchases	(200.8)	(6,188.8)	(980.3)	5.5	(7,364.4)
Sales	—	1,623.7	498.3	—	2,122.0
Maturities	0.8	3,005.7	285.6	—	3,292.1
Mortgage loans acquired or originated	—	(1,207.9)	(204.8)	86.5	(1,326.2)
Mortgage loans sold or repaid	—	960.7	158.0	(24.7)	1,094.0
Real estate acquired	—	—	(36.4)	—	(36.4)
Real estate sold	—	—	63.5	—	63.5
Net purchases of property and equipment	—	(25.4)	(18.2)	—	(43.6)
Purchase of interests in subsidiaries, net of cash acquired	—	—	(141.5)	—	(141.5)
Dividends and returns of capital received from unconsolidated entities	336.5	42.6	371.5	(750.6)	—
Net change in other investments	0.5	(207.1)	(786.7)	992.3	(1.0)
Net cash provided by (used in) investing activities	137.0	(1,996.5)	(791.0)	309.0	(2,341.5)
Financing activities
Issuance of common stock	44.6	—	—	—	44.6
Acquisition of treasury stock	(396.5)	—	—	—	(396.5)
Payments for financing element derivatives	—	(37.9)	—	—	(37.9)
Purchase of subsidiary shares from noncontrolling interest	—	—	(23.0)	—	(23.0)
Dividends to common stockholders	(295.8)	—	—	—	(295.8)
Issuance of long-term debt	—	—	123.9	(82.6)	41.3
Principal repayments of long-term debt	—	—	(25.4)	24.7	(0.7)
Net proceeds from short-term borrowings	—	—	27.6	—	27.6
Dividends and capital paid to parent	—	(371.5)	(379.1)	750.6	—
Investment contract deposits	—	3,985.9	211.0	—	4,196.9
Investment contract withdrawals	—	(3,066.7)	(43.3)	—	(3,110.0)
Net increase in banking operation deposits	—	—	126.0	—	126.0
Other	—	2.0	—	—	2.0
Net cash provided by (used in) financing activities	(647.7)	511.8	17.7	692.7	574.5
Net increase (decrease) in cash and cash equivalents	(592.1)	406.7	32.0	24.6	(128.8)
Cash and cash equivalents at beginning of period	842.8	426.7	1,526.4	(325.1)	2,470.8
Cash and cash equivalents at end of period	$250.7	$833.4	$1,558.4	$(300.5)	$2,342.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
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
June 30, 2018
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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of June 30, 2018 and December 31, 2017, and for the six months ended June 30, 2018 and 2017.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

Condensed Consolidating Statements of Financial Position

June 30, 2018

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and Other		Financial
	Group, Inc.	Services, Inc.	Subsidiaries		Group, Inc.
	Parent Only	Only	Combined (1)	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$200.9	$—	$59,110.8	$—	$59,311.7
Fixed maturities, trading	327.4	—	360.7	—	688.1
Equity securities	—	5.7	1,863.6	—	1,869.3
Mortgage loans	—	—	14,367.9	—	14,367.9
Real estate	—	—	1,728.9	—	1,728.9
Policy loans	—	—	804.0	—	804.0
Investment in unconsolidated entities	14,187.5	14,542.5	722.6	(28,594.3)	858.3
Other investments	10.2	97.8	2,668.6	—	2,776.6
Cash and cash equivalents	250.7	530.4	2,448.7	(887.8)	2,342.0
Accrued investment income	1.4	3.0	623.4	—	627.8
Premiums due and other receivables	—	0.6	1,844.4	(389.4)	1,455.6
Deferred acquisition costs	—	—	3,574.4	—	3,574.4
Property and equipment	—	—	762.9	—	762.9
Goodwill	—	—	1,103.2	—	1,103.2
Other intangibles	—	—	1,355.4	—	1,355.4
Separate account assets	—	—	156,989.0	—	156,989.0
Other assets	398.8	106.0	1,698.0	(713.9)	1,488.9
Total assets	$15,376.9	$15,286.0	$252,026.5	$(30,585.4)	$252,104.0
Liabilities
Contractholder funds	$—	$—	$39,128.7	$—	$39,128.7
Future policy benefits and claims	—	—	33,390.7	—	33,390.7
Other policyholder funds	—	—	849.7	—	849.7
Short-term debt	—	—	64.5	—	64.5
Long-term debt	3,128.9	389.7	91.0	(389.7)	3,219.9
Income taxes currently payable	—	20.2	126.0	(126.4)	19.8
Deferred income taxes	—	13.3	1,449.6	(575.0)	887.9
Separate account liabilities	—	—	156,989.0	—	156,989.0
Other liabilities	608.7	799.4	5,128.9	(828.6)	5,708.4
Total liabilities	3,737.6	1,222.6	237,218.1	(1,919.7)	240,258.6

Redeemable noncontrolling interest	—	—	138.9	—	138.9

Stockholders’ equity
Common stock	4.8	—	11.0	(11.0)	4.8
Additional paid-in capital	9,993.6	9,054.1	11,572.6	(20,626.7)	9,993.6
Retained earnings	9,904.3	5,677.3	3,515.7	(9,193.0)	9,904.3
Accumulated other comprehensive loss	(1,137.9)	(668.0)	(495.0)	1,163.0	(1,137.9)
Treasury stock, at cost	(7,125.5)	—	(2.0)	2.0	(7,125.5)
Total stockholders’ equity attributable to PFG	11,639.3	14,063.4	14,602.3	(28,665.7)	11,639.3
Noncontrolling interest	—	—	67.2	—	67.2
Total stockholders’ equity	11,639.3	14,063.4	14,669.5	(28,665.7)	11,706.5
Total liabilities and stockholders’ equity	$15,376.9	$15,286.0	$252,026.5	$(30,585.4)	$252,104.0

(1)     PFG sponsors nonqualified benefit plans. Nonqualified benefit plan assets and liabilities held in Rabbi trusts were $669.4 million and $545.3 million, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2018

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$2,261.0	$—	$2,261.0
Fees and other revenues	—	0.3	2,030.5	(6.9)	2,023.9
Net investment income (loss)	11.8	(3.0)	1,776.1	6.4	1,791.3
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(8.6)	(0.5)	70.2	0.1	61.2
Net other-than-temporary impairment losses on available-for-sale securities	—	—	(6.9)	—	(6.9)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	—	(12.0)	—	(12.0)
Net impairment losses on available-for-sale securities	—	—	(18.9)	—	(18.9)
Net realized capital gains (losses)	(8.6)	(0.5)	51.3	0.1	42.3
Total revenues	3.2	(3.2)	6,118.9	(0.4)	6,118.5
Expenses
Benefits, claims and settlement expenses	—	—	3,110.3	—	3,110.3
Dividends to policyholders	—	—	60.7	—	60.7
Operating expenses	95.2	16.7	1,869.1	(5.9)	1,975.1
Total expenses	95.2	16.7	5,040.1	(5.9)	5,146.1

Income (loss) before income taxes	(92.0)	(19.9)	1,078.8	5.5	972.4
Income taxes (benefits)	(41.0)	(2.9)	154.3	—	110.4
Equity in the net income of subsidiaries	904.7	916.2	—	(1,820.9)	—
Net income	853.7	899.2	924.5	(1,815.4)	862.0
Net income attributable to noncontrolling interest	—	—	8.3	—	8.3
Net income attributable to PFG	$853.7	$899.2	$916.2	$(1,815.4)	$853.7

Net income	$853.7	$899.2	$924.5	$(1,815.4)	$862.0
Other comprehensive loss	(1,398.2)	(1,424.8)	(1,447.6)	2,862.2	(1,408.4)
Comprehensive loss	$(544.5)	$(525.6)	$(523.1)	$1,046.8	$(546.4)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2018

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(81.4)	$87.1	$1,675.4	$(42.9)	$1,638.2
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(200.8)	—	(7,163.6)	—	(7,364.4)
Sales	—	—	2,122.0	—	2,122.0
Maturities	0.8	—	3,291.3	—	3,292.1
Mortgage loans acquired or originated	—	—	(1,326.2)	—	(1,326.2)
Mortgage loans sold or repaid	—	—	1,094.0	—	1,094.0
Real estate acquired	—	—	(36.4)	—	(36.4)
Real estate sold	—	—	63.5	—	63.5
Net purchases of property and equipment	—	—	(43.6)	—	(43.6)
Purchase of interests in subsidiaries, net of cash acquired	—	—	(141.5)	—	(141.5)
Dividends and returns of capital received from unconsolidated entities	336.5	259.8	—	(596.3)	—
Net change in other investments	0.5	(74.4)	(49.7)	122.6	(1.0)
Net cash provided by (used in) investing activities	137.0	185.4	(2,190.2)	(473.7)	(2,341.5)
Financing activities
Issuance of common stock	44.6	—	—	—	44.6
Acquisition of treasury stock	(396.5)	—	—	—	(396.5)
Payments for financing element derivatives	—	—	(37.9)	—	(37.9)
Purchase of subsidiary shares from noncontrolling interest	—	—	(23.0)	—	(23.0)
Dividends to common stockholders	(295.8)	—	—	—	(295.8)
Issuance of long-term debt	—	5.7	41.3	(5.7)	41.3
Principal repayments of long-term debt	—	(28.7)	(0.7)	28.7	(0.7)
Net proceeds from short-term borrowings	—	—	27.6	—	27.6
Dividends and capital paid to parent	—	(336.5)	(259.8)	596.3	—
Investment contract deposits	—	—	4,196.9	—	4,196.9
Investment contract withdrawals	—	—	(3,110.0)	—	(3,110.0)
Net increase in banking operation deposits	—	—	126.0	—	126.0
Other	—	—	2.0	—	2.0
Net cash provided by (used in) financing activities	(647.7)	(359.5)	962.4	619.3	574.5
Net increase (decrease) in cash and cash equivalents	(592.1)	(87.0)	447.6	102.7	(128.8)
Cash and cash equivalents at beginning of period	842.8	617.4	2,001.1	(990.5)	2,470.8
Cash and cash equivalents at end of period	$250.7	$530.4	$2,448.7	$(887.8)	$2,342.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
June 30, 2018
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2017

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(33.0)	$154.1	$1,815.9	$(107.9)	$1,829.1
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	—	—	(7,236.9)	—	(7,236.9)
Sales	—	—	853.3	—	853.3
Maturities	—	—	4,621.5	—	4,621.5
Mortgage loans acquired or originated	—	—	(1,365.3)	—	(1,365.3)
Mortgage loans sold or repaid	—	—	843.1	—	843.1
Real estate acquired	—	—	(96.8)	—	(96.8)
Real estate sold	—	—	47.1	—	47.1
Net purchases of property and equipment	—	—	(104.1)	—	(104.1)
Dividends and returns of capital received
from (contributed to) unconsolidated entities	249.9	(227.1)	—	(22.8)	—
Net change in other investments	(2.4)	(236.4)	(162.9)	335.5	(66.2)
Net cash provided by (used in) investing activities	247.5	(463.5)	(2,601.0)	312.7	(2,504.3)
Financing activities
Issuance of common stock	113.3	—	—	—	113.3
Acquisition of treasury stock	(169.2)	—	—	—	(169.2)
Proceeds from financing element derivatives	—	—	0.1	—	0.1
Payments for financing element derivatives	—	—	(40.9)	—	(40.9)
Dividends to common stockholders	(262.7)	—	—	—	(262.7)
Issuance of long-term debt	—	3.4	—	(3.4)	—
Principal repayments of long-term debt	—	(9.8)	—	9.8	—
Net repayments of short-term borrowings	—	—	(9.4)	(0.4)	(9.8)
Dividends and capital received from (paid to) parent	—	(249.9)	227.1	22.8	—
Investment contract deposits	—	—	6,949.5	—	6,949.5
Investment contract withdrawals	—	—	(6,621.4)	—	(6,621.4)
Net decrease in banking operation deposits	—	—	(0.6)	—	(0.6)
Other	—	—	3.7	—	3.7
Net cash provided by (used in) financing activities	(318.6)	(256.3)	508.1	28.8	(38.0)
Net decrease in cash and cash equivalents	(104.1)	(565.7)	(277.0)	233.6	(713.2)
Cash and cash equivalents at beginning of period	882.6	1,203.4	2,114.8	(1,481.2)	2,719.6
Cash and cash equivalents at end of period	$778.5	$637.7	$1,837.8	$(1,247.6)	$2,006.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of June 30, 2018, compared with December 31, 2017, and our consolidated results of operations for the three and six months ended June 30, 2018 and 2017, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2017, filed with the SEC and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

•                  Corporate, which manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate segment primarily reflect our financing activities (including financing costs), income on capital not allocated to other segments, inter-segment eliminations, income tax risks and certain income, expenses and other adjustments not allocated to the segments based on the nature of such items. Results of PSI, our retail broker-dealer and RIA, and our exited group medical and long-term care insurance businesses are reported in this segment.

Recent Events

RobustWealth

On July 2, 2018, we finalized the acquisition of RobustWealth, Inc., a financial technology company. The acquisition adds RobustWealth’s digital capabilities to our industry knowledge, asset management experience and technology to help consumers meet their financial goals on an enhanced digital advice platform. The RobustWealth platform will retain its open architecture philosophy and RobustWealth will continue to sell its platform to outside firms as part of its growth strategy. RobustWealth will be consolidated within our Corporate segment due to its strategic benefits across the organization.

Transactions Affecting Comparability of Results of Operations

Acquisitions

INTERNOS. On April 16, 2018, we finalized the acquisition of INTERNOS, a London-based European real estate investment manager. Upon acquisition, INTERNOS became Principal Real Estate Europe Limited and operates as our dedicated European real estate private equity investment boutique, expanding our global real estate capabilities. At the time of closing, the acquisition increased our AUM by $3.5 billion. Principal Real Estate Europe Limited is reported within the Principal Global Investors segment.

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

Other

CIMB Joint Ventures. On May 25, 2018, we and the CIMB Group (“CIMB”) completed new ownership agreements in our joint ventures, CIMB-Principal Asset Management Berhad (“CPAM”) and CIMB Principal Islamic Asset Management (“CPIAM”). With the completion we increased our ownership stake to 60% with CIMB retaining 40% ownership and co-management of both CPAM and CPIAM. Our investment in both entities will continue to be reported using the equity method within the Principal International segment.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items. The most significant impact occurs within our Principal International segment where pre-tax operating earnings were negatively impacted $0.7 million and positively impacted $4.1 million for the three and six months ended June 30, 2018, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. This impact was calculated by comparing (a) the difference between current year results and prior year results to (b) the difference between current year results and prior year results translated using current year exchange rates for both periods. We use this approach to calculate the impact of exchange rates on all revenue and expense line items. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

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

On March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit in U.S. Chamber of Commerce v. DOL released an opinion invalidating the recent changes to the DOL fiduciary rule and related prohibited transaction exemptions in their entirety. AARP and three states then filed motions to intervene in the case and seek a rehearing, but the Fifth Circuit denied those motions. The DOL did not appeal the Fifth Circuit’s decision and issued a Field Assistance Bulletin with a nonenforcement policy on prohibited transactions related to fiduciary investment advice. On June 21, 2018, the Fifth Circuit entered a mandate to officially vacate the fiduciary rule and related prohibited transactions, and we believe this mandate resulted in the law governing fiduciary investment advice returning to that in existence prior to June 9, 2017.

On May 9, 2018, the SEC issued three proposals. First, the SEC proposed Regulation Best Interest, which is designed to make it clear that a broker-dealer may not put its financial interest ahead of the interests of a retail customer in making recommendations. Second, the SEC proposed an interpretation to reaffirm and, in some cases, clarify the SEC’s view of the fiduciary duty that investment advisers owe to their clients. Third, the SEC proposed a new standardized short-form disclosure that all broker-dealers and investment advisers would be required to provide to clients to describe the key points of the client relationship. The proposals have a 90-day comment period before the SEC will consider adoption of them.

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

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2018	2017	(decrease)	2018	2017	(decrease)
	(in millions)

Revenues:
Premiums and other considerations	$1,265.8	$1,452.7	$(186.9)	$2,261.0	$2,700.7	$(439.7)
Fees and other revenues	1,012.6	955.1	57.5	2,023.9	1,895.7	128.2
Net investment income	889.1	866.4	22.7	1,791.3	1,743.8	47.5
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	76.4	(81.7)	158.1	61.2	(69.5)	130.7
Net other-than-temporary impairment losses on available-for-sale securities	(8.2)	(2.4)	(5.8)	(6.9)	(29.7)	22.8
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	(0.8)	(11.8)	11.0	(12.0)	(13.3)	1.3
Net impairment losses on available-for-sale securities	(9.0)	(14.2)	5.2	(18.9)	(43.0)	24.1
Net realized capital gains (losses)	67.4	(95.9)	163.3	42.3	(112.5)	154.8
Total revenues	3,234.9	3,178.3	56.6	6,118.5	6,227.7	(109.2)
Expenses:
Benefits, claims and settlement expenses	1,699.2	1,858.8	(159.6)	3,110.3	3,516.1	(405.8)
Dividends to policyholders	30.2	25.2	5.0	60.7	60.1	0.6
Operating expenses	990.1	928.7	61.4	1,975.1	1,871.9	103.2
Total expenses	2,719.5	2,812.7	(93.2)	5,146.1	5,448.1	(302.0)
Income before income taxes	515.4	365.6	149.8	972.4	779.6	192.8
Income taxes	55.9	50.8	5.1	110.4	111.2	(0.8)
Net income	459.5	314.8	144.7	862.0	668.4	193.6
Net income attributable to noncontrolling interest	2.9	5.3	(2.4)	8.3	10.0	(1.7)
Net income attributable to Principal
Financial Group, Inc.	$456.6	$309.5	$147.1	$853.7	$658.4	$195.3

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Net Income Attributable to Principal Financial Group, Inc.

Net income attributable to Principal Financial Group, Inc. increased primarily due to after-tax net realized capital gains in 2018 as compared to after-tax net realized capital losses in 2017 primarily due to a $99.5 million gain from the sale of an equity method investment in 2018 and a $33.0 million decrease in losses on derivatives not designated as hedging instruments.

Total Revenues

Premiums decreased $258.7 million for the Retirement and Income Solutions segment primarily due to lower sales of single premium group and individual annuities with life contingencies. The single premium group annuity product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore premiums tend to vary from period to period. Premiums increased $46.2 million for the Principal International segment primarily in Latin America due to higher sales of single premium annuities with life contingencies in Chile.

Fees and other revenues increased $24.2 million for the Principal Global Investors segment primarily due to an increase in management fees as a result of higher AUM and increased performance fees. Fees and other revenues increased for the Principal International segment primarily in Latin America due to $11.9 million resulting from growth in the Mexican business and $2.4 million due to the strengthening of the Latin American currencies against the U.S. dollar. Fees and other revenues increased $11.7 million for the Retirement and Income Solutions segment primarily due to an increase in mean account values, which resulted from an increase in the daily average equity markets.

Net investment income increased in our U.S. operations primarily due to $36.5 million attributable to higher average invested assets and cash, partially offset by a $19.8 million decrease in variable investment income. For additional information, see “Investments — Investment Results – Net Investment Income.”

Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. We had net realized capital gains in 2018 as compared to net realized capital losses in 2017 primarily due to a $126.0 million gain from the sale of an equity method investment in 2018 and a $60.1 million decrease in losses on derivatives not designated as hedging instruments. These increases in net gains were partially offset by a $19.1 million increase in fixed maturity noncredit losses. For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses decreased $217.8 million for the Retirement and Income Solutions segment primarily due to a decrease in reserves resulting from lower sales of single premium group and individual annuities with life contingencies. Benefits, claims and settlement expenses increased $53.3 million for the Principal International segment primarily in Latin America due to higher sales of single premium annuities with life contingencies in Chile.

Operating expenses increased due to a $26.7 million increase in staff related costs, including pension and other postretirement benefits and an $18.1 million increase in commissions due to growth in the business. In addition, operating expenses increased due to a $13.0 million increase in DAC amortization expense for the Retirement and Income Solutions segment primarily due to model true-ups reflecting product liability estimates and varying market performance, which were less favorable in 2018 compared to 2017.

Income Taxes

The effective income tax rate decreased to 11% for the three months ended June 30, 2018, from 14% for the three months ended June 30, 2017, primarily due to the impact of U.S. tax reform relative to changes in income before income taxes. See Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 7, Income Taxes” for a reconciliation between the U.S. corporate income tax rate and the effective income tax rate.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net Income Attributable to Principal Financial Group, Inc.

Net income attributable to Principal Financial Group, Inc. increased primarily due to after-tax net realized capital gains in 2018 as compared to after-tax net realized capital losses in 2017 primarily due to a $99.5 million gain from the sale of an equity method investment in 2018 and a $48.6 million decrease in losses on derivatives not designated as hedging instruments.

Total Revenues

Premiums decreased $593.6 million for the Retirement and Income Solutions segment primarily due to lower sales of single premium group and individual annuities with life contingencies. Premiums increased $92.1 million for the Principal International segment primarily in Latin America due to higher sales of single premium annuities with life contingencies in Chile.

Fees and other revenues increased $46.5 million for the Principal Global Investors segment primarily due to an increase in management fees as a result of higher AUM. Fees and other revenues increased for the Principal International segment primarily in Latin America due to an increase in Mexico of $19.0 million due to growth in the business, $9.0 million due to the strengthening of the Latin American currencies against the U.S. dollar and $4.8 million in Chile due to growth in the business. Fees and other revenues increased $29.2 million for the Retirement and Income Solutions segment primarily due to an increase in mean account values, which resulted from an increase in the daily average equity markets.

Net investment income increased in our U.S. operations primarily due to $75.7 million attributable to higher average invested assets and cash, partially offset by a $26.1 million decrease in variable investment income. For additional information, see “Investments — Investment Results – Net Investment Income.”

Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. We had net realized capital gains in 2018 as compared to net realized capital losses in 2017 primarily due to a $126.0 million gain from the sale of an equity method investment in 2018 and an $83.2 million decrease in losses on derivatives not designated as hedging instruments. These increases in net gains were partially offset by a $47.9 million increase in fixed maturity noncredit losses. For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses decreased $526.8 million for the Retirement and Income Solutions segment primarily due to a decrease in reserves resulting from lower sales of single premium group and individual annuities with life contingencies. Benefits, claims and settlement expenses increased $98.7 million for the Principal International segment primarily in Latin America due to higher sales of single premium annuities with life contingencies.

Operating expenses increased due to a $38.0 million increase in staff related costs, including pension and other postretirement benefits and a $26.7 million increase in commissions due to growth in the business. In addition, operating expenses increased due to a $35.2 million increase in DAC amortization expense for the Retirement and Income Solutions segment primarily due to a model true-ups reflecting product liability estimates and varying market performance, which were less favorable in 2018 compared to 2017.

Income Taxes

The effective income tax rate decreased to 11% for the six months ended June 30, 2018, from 14% for the six months ended June 30, 2017, primarily due to the impact of U.S. tax reform relative to changes in income before income taxes. See Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 7, Income Taxes” for a reconciliation between the U.S. corporate income tax rate and the effective income tax rate.

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

The following table presents the Retirement and Income Solutions net revenue for the periods indicated:

	For the three months ended			For the six months ended
	June 30,			June 30,
			Increase			Increase
	2018	2017	(decrease)	2018	2017	(decrease)
	(in millions)
Retirement and Income Solutions – Fee	$405.7	$406.1	$(0.4)	$818.6	$809.6	$9.0
Retirement and Income Solutions – Spread	127.1	145.1	(18.0)	270.7	289.0	(18.3)
Total Retirement and Income Solutions	$532.8	$551.2	$(18.4)	$1,089.3	$1,098.6	$(9.3)

The following table presents certain summary financial data relating to the Retirement and Income Solutions segment for the periods indicated:

	For the three months ended			For the six months ended
	June 30,			June 30,
			Increase			Increase
	2018	2017	(decrease)	2018	2017	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$556.0	$814.7	$(258.7)	$845.8	$1,439.4	$(593.6)
Fees and other revenues	355.3	343.7	11.6	708.8	679.7	29.1
Net investment income	539.5	525.4	14.1	1,078.3	1,047.3	31.0
Total operating revenues	1,450.8	1,683.8	(233.0)	2,632.9	3,166.4	(533.5)
Expenses:
Benefits, claims and settlement expenses,
including dividends to policyholders	918.0	1,132.6	(214.6)	1,543.6	2,067.8	(524.2)
Operating expenses	315.9	307.4	8.5	639.8	610.6	29.2
Total expenses	1,233.9	1,440.0	(206.1)	2,183.4	2,678.4	(495.0)

Pre-tax operating earnings	$216.9	$243.8	$(26.9)	$449.5	$488.0	$(38.5)

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased in our Fee business due to a $4.6 million operating expense increase resulting from investments in the business and a $3.0 million increase in staff related costs, including pension and other postretirement benefits. Pre-tax operating earnings decreased in our Spread business due to a $9.9 million decrease in variable investment income and a $5.4 million decrease due to lower mortality related reserve gains.

Net Revenue

Net revenue decreased in our Spread business primarily due to a $9.9 million decrease in variable investment income and a $5.4 million decrease due to lower mortality related reserve gains.

Operating Expenses

Operating expenses increased in our Fee business due to a $4.6 million increase resulting from investments in the business and a $3.0 million increase in staff related costs, including pension and other postretirement benefits.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased in our Fee business due to an increase in operating expenses stemming from a $9.3 million investment in the business and an $8.4 million increase in staff related costs, including pension and other postretirement benefits. These increased expenses were partially offset by a $9.0 million increase in net revenue related to higher fees stemming from an increase in mean account values, which resulted from an increase in the daily average equity markets. Pre-tax operating earnings decreased in our Spread business due to an $11.7 million decrease in variable investment income.

Net Revenue

Net revenue increased $9.0 million in our Fee business primarily related to higher fees stemming from an increase in mean account values, which resulted from an increase in the daily average equity markets. Net revenue decreased in our Spread business primarily due to an $11.7 million decrease in variable investment income.

Operating Expenses

Operating expenses increased in our Fee business due to a $9.3 million increase resulting from investments in the business and an $8.4 million increase in staff related costs, including pension and other postretirement benefits.

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

The following table presents the AUM rollforward for assets managed by Principal Global Investors for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(in billions)
AUM, beginning of period	$423.8	$403.0	$430.9	$390.5
Net cash flow	(0.6)	(3.0)	(6.8)	(3.0)
Investment performance (1)	3.7	10.3	2.5	23.0
Operations acquired (2)	3.5	—	3.5	—
Other	(0.6)	0.1	(0.3)	(0.1)
AUM, end of period	$429.8	$410.4	$429.8	$410.4

(1)            Variations in investment performance are primarily the result of fluctuations in market performance over time.

(2)            Reflects assets managed by Principal Global Investors resulting from the acquisition of INTERNOS in April 2018.

The following table presents certain summary financial data relating to the Principal Global Investors segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2018	2017	(decrease)	2018	2017	(decrease)
	(in millions)
Operating revenues:
Fees and other revenues	$378.4	$354.2	$24.2	$745.4	$698.9	$46.5
Net investment income	1.2	1.3	(0.1)	2.7	2.5	0.2
Total operating revenues	379.6	355.5	24.1	748.1	701.4	46.7
Expenses:
Total expenses	251.2	238.5	12.7	507.7	482.9	24.8

Pre-tax operating earnings attributable
to noncontrolling interest	1.4	1.6	(0.2)	3.1	3.1	—
Pre-tax operating earnings	$127.0	$115.4	$11.6	$237.3	$215.4	$21.9

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Pre-Tax Operating Earnings

Pre-tax operating earnings increased primarily due to an $11.9 million increase in management fee revenue resulting from higher AUM as well as a $6.5 million increase in performance fees seen largely in our real estate business.  This increase was partially offset by a $10.4 million increase in expenses supporting the business.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Pre-Tax Operating Earnings

Pre-tax operating earnings increased primarily due to a $36.3 million increase in management fee revenue resulting from higher AUM and a $3.9 million increase in performance fees seen largely in our real estate business. These increases were partially offset by a $19.0 million increase in expenses supporting the business.

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

The following table presents the Principal International segment AUM rollforward for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(in billions)

AUM, beginning of period	$171.1	$147.3	$160.7	$137.1
Net cash flow	1.4	0.4	3.7	1.7
Investment performance (1)	—	2.4	2.2	8.2
Operations acquired (2)	—	—	3.8	—
Effect of exchange rates	(16.1)	(2.3)	(13.8)	0.9
Other	(0.1)	(0.1)	(0.3)	(0.2)
AUM, end of period	$156.3	$147.7	$156.3	$147.7

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

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2018	2017	(decrease)	2018	2017	(decrease)
	(in millions)

Net revenue	$206.5	$187.6	$18.9	$409.2	$384.6	$24.6

The following table presents certain summary financial data relating to the Principal International segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2018	2017	(decrease)	2018	2017	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$101.6	$55.4	$46.2	$199.5	$107.4	$92.1
Fees and other revenues	124.9	107.3	17.6	248.0	209.9	38.1
Net investment income	163.1	156.7	6.4	325.2	323.4	1.8
Total operating revenues	389.6	319.4	70.2	772.7	640.7	132.0
Expenses:
Benefits, claims and settlement expenses	183.1	131.8	51.3	363.5	256.1	107.4
Operating expenses	123.0	108.3	14.7	238.0	203.3	34.7
Total expenses	306.1	240.1	66.0	601.5	459.4	142.1

Pre-tax operating earnings attributable to noncontrolling interest	1.4	0.9	0.5	2.1	2.0	0.1
Pre-tax operating earnings	$82.1	$78.4	$3.7	$169.1	$179.3	$(10.2)

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Pre-Tax Operating Earnings

Pre-tax operating earnings increased $8.7 million in Asia due to continued growth in the business. Pre-tax operating earnings decreased $4.6 million in Latin America primarily due to $4.5 million unfavorable relative market performance on our required regulatory investments in Chile relative to the year earlier period.

Net Revenue

Net revenue increased $9.7 million in Asia due to continued growth in the business. In addition, net revenue increased $9.0 million in Latin America primarily due to a $10.0 million increase resulting from growth in our Mexico business.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased $21.7 million in Latin America primarily due to $24.0 million unfavorable relative market performance on our required regulatory investments relative to the year earlier period. Asia pre-tax operating earnings increased $15.0 million due to continued growth in the business.

Net Revenue

Net revenue increased $16.8 million in Asia due to continued growth in the business. In addition, net revenue increased $7.6 million in Latin America as growth in Mexico and Chile more than offset the $24.5 million unfavorable relative market performance on our required regulatory investments in Latin America.

U.S. Insurance Solutions Segment

U.S. Insurance Solutions Segment Summary Financial Data

Premium and fees are a key metric for growth in the U.S. Insurance Solutions segment. We receive premiums on our specialty benefits insurance products as well as our traditional life insurance products. Fees are generated from our specialty benefits fee-for-service products as well as our universal life, variable universal life and indexed universal life insurance products. We use several reinsurance programs to help manage mortality and morbidity risk. Premium and fees is reported net of reinsurance premiums.

In our specialty benefits insurance business, premium and fees growth is a result of strong retention, sales and in-group growth. In our individual life insurance business, premium and fees growth is driven by strong sales with a focus on maintaining a balanced product portfolio.

The following table presents the U.S. Insurance Solutions segment premium and fees for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
	2018	2017	Increase (decrease)	2018	2017	Increase (decrease)

	(in millions)
Premium and fees:
Specialty benefits insurance	$536.7	$499.2	$37.5	$1,062.6	$986.8	$75.8
Individual life insurance	268.0	270.2	(2.2)	553.6	540.2	13.4

The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
	2018	2017	Increase (decrease)	2018	2017	Increase (decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$608.2	$582.6	$25.6	$1,215.7	$1,153.9	$61.8
Fees and other revenues	196.4	186.7	9.7	400.4	373.0	27.4
Net investment income	198.6	201.3	(2.7)	400.6	400.1	0.5
Total operating revenues	1,003.2	970.6	32.6	2,016.7	1,927.0	89.7
Expenses:
Benefits, claims and settlement expenses	602.1	595.7	6.4	1,208.9	1,181.6	27.3
Dividends to policyholders	30.2	25.1	5.1	60.7	60.0	0.7
Operating expenses	261.7	245.4	16.3	529.3	494.8	34.5
Total expenses	894.0	866.2	27.8	1,798.9	1,736.4	62.5

Pre-tax operating earnings	$109.2	$104.4	$4.8	$217.8	$190.6	$27.2

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Pre-Tax Operating Earnings

Pre-tax operating earnings increased $4.5 million in our individual life insurance business primarily due to favorable claims.

Operating Revenues

Premium and fees increased $37.5 million in our specialty benefits insurance business primarily due to growth in the business.

Total Expenses

Benefits, claims and settlement expenses increased primarily due to $22.1 million resulting from growth in the business, partially offset by $15.8 million in favorable claim experience.

Dividends to policyholders increased primarily due to a reduction in the policyholder dividend obligation in the prior year.

Operating expenses increased $16.1 million in our specialty benefits insurance business primarily due to growth in the business.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Pre-Tax Operating Earnings

Pre-tax operating earnings increased $21.7 million in our specialty benefits insurance business primarily due to favorable claims.

Operating Revenues

Premium and fees increased primarily due to growth in the business.

Total Expenses

Benefits, claims and settlement expenses increased primarily due to $58.8 million resulting from growth in the business, partially offset by $31.7 million in favorable claim experience.

Operating expenses increased primarily due to growth in the business.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2018	2017	(decrease)	2018	2017	(decrease)
	(in millions)
Operating revenues:
Total operating revenues	$(17.0)	$(19.8)	$2.8	$(17.0)	$(21.3)	$4.3
Expenses:
Total expenses	32.3	27.2	5.1	71.2	84.1	(12.9)

Pre-tax operating earnings attributable to noncontrolling interest	0.2	0.5	(0.3)	3.3	0.6	2.7
Pre-tax operating losses	$(49.5)	$(47.5)	$(2.0)	$(91.5)	$(106.0)	$14.5

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Pre-Tax Operating Losses

Pre-tax operating losses did not materially change between the three months ended June 30, 2018 and 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Pre-Tax Operating Losses

Pre-tax operating losses decreased primarily due to a $20.0 million fee paid in the first quarter of 2017 resulting from our election to discontinue an arrangement with one of our financing counterparties.  This decrease was partially offset by $3.2 million higher interest expense on corporate debt in 2018.

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

We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised at inopportune times. For example, as of June 30, 2018, approximately $9.3 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain surrender charges and other provisions limiting early surrenders.

The following table summarizes the withdrawal characteristics of our domestic general account investment contracts as of June 30, 2018.

	Contractholder funds	Percentage
	(in millions)
Not subject to discretionary withdrawal	$10,303.0	32.9%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	7,742.1	24.7
Market value adjustments	7,240.2	23.1
Subject to discretionary withdrawal without adjustments	6,062.5	19.3
Total domestic investment contracts	$31,347.8	100.0%

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

As of June 30, 2018 and December 31, 2017, we had short-term credit facilities with various financial institutions in an aggregate amount of $1,037.1 million and $952.3 million, respectively. As of June 30, 2018 and December 31, 2017, we had $64.5 million and $39.5 million, respectively, of outstanding borrowings, with $26.8 million in assets pledged as support as of June 30, 2018. During the first quarter of 2017, we extended or renewed $789.0 million of our revolving credit facilities. The facilities and their new maturity dates include a $600.0 million 5-year facility, with PFG, PFS and Principal Life as co-borrowers that matures March 2022 and a $200.0 million 5-year credit facility, with PFG, PFS, Principal Life and Principal Financial Services V (UK) LTD as co-borrowers, of which $11.0 million matures March 2020 and $189.0 million matures March 2022. The revolving credit facilities are committed and available for general corporate purposes. The $600.0 million facility is supported by seventeen banks and the $200.0 million facility is supported by fifteen banks through March 2020, reduced to $189.0 million supported by fourteen banks thereafter. Most of the banks have other relationships with us. In addition to the revolving credit facilities, Principal International Chile has the capacity to access up to $192.1 million in unsecured lines of credit offered by Chilean financial institutions and Principal Life has a $45.0 million unsecured line of credit. Due to the financial strength and the strong relationships we have with these providers, we are comfortable we have very low risk the financial institutions would be unable or unwilling to fund these facilities.

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

Total stockholder dividends paid by Principal Life to its parent for the six months ended June 30, 2018, were $350.0 million, all of which was extraordinary and approved by the Commissioner. As of June 30, 2018, we had $1,820.4 million of cash and liquid assets held in our holding companies and other subsidiaries, which is available for corporate purposes. This includes assets in excess of targeted statutory capital ratios and immediate working capital needs.

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

Net cash provided by operating activities was $1,638.2 million and $1,829.1 million for the six months ended June 30, 2018 and 2017, respectively. Our insurance business typically generates positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The decrease in cash provided by operating activities in 2018 compared to 2017 was primarily due to fluctuations in receivables and payables associated with the timing of settlements and a decrease in net cash flows for trading securities and equity securities with operating intent as a result of lower maturities in 2018 compared to 2017.

Net cash used in investing activities was $2,341.5 million and $2,504.3 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in cash used in investing activities was driven by an increase in net mortgage loans sold or repaid partially offset by the acquisition of MetLife, Inc’s pension fund management business in Mexico and the European real estate investment manager, INTERNOS, in 2018.

Net cash provided by financing activities was $574.5 million for the six months ended June 30, 2018 , compared to net cash used in financing activities of $38.0 million for the six months ended June 30, 2017. The increase in cash provided by financing activities was the result of higher net investment contract deposits in 2018 as compared to 2017, partially offset by an increase in the acquisition of treasury stock.

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

Short-Term Debt. The components of short-term debt were as follows:

	June 30, 2018	December 31, 2017
	(in millions)
Other recourse short-term debt	$56.5	$39.5
Repurchase agreements	8.0	—
Total short-term debt	$64.5	$39.5

The short-term credit facilities are used for general corporate purposes and borrowings outstanding can fluctuate as part of working capital management.

Long-Term Debt. As of June 30, 2018, no significant changes have occurred to long-term debt since December 31, 2017. However, on March 8, 2018, we entered into two contingent funding agreements that give us the right at any time over a ten-year or thirty-year period to issue up to $400.0 million or $350.0 million, respectively, of senior notes. For more information on the contingent funding agreements, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 6, Long-Term Debt.”

Stockholders’ Equity. The following table summarizes our dividends to stockholders and repurchase of common stock.

	For the six months ended	For the year ended
	June 30, 2018	December 31, 2017
	(in millions)
Dividends to stockholders	$295.8	$540.0
Repurchase of common stock	396.5	220.4
Total cash returned to common stockholders	$692.3	$760.4

For additional stockholders’ equity information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 10, Stockholders’ Equity.”

Capitalization

The following table summarizes our capital structure:

	June 30, 2018	December 31, 2017
	($ in millions)
Debt:
Short-term debt	$64.5	$39.5
Long-term debt	3,219.9	3,178.4
Total debt	3,284.4	3,217.9

Equity excluding AOCI	12,777.2	12,683.8
Total capitalization excluding AOCI	$16,061.6	$15,901.7
Debt to equity excluding AOCI	26%	25%
Debt to capitalization excluding AOCI	20%	20%

Contractual Obligations and Contractual Commitments

As of June 30, 2018, no significant changes to contractual obligations and contractual commitments have occurred since December 31, 2017.

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

Guarantees and Indemnifications. As of June 30, 2018, no significant changes to guarantees and indemnifications have occurred since December 31, 2017. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 9, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

Financial Strength and Credit Ratings

Our ratings are influenced by the relative ratings of our peers/competitors as well as many other factors including our operating and financial performance, capital levels, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage and other factors.

In April 2018, S&P affirmed the financial strength ratings of Principal Life and Principal National Life Insurance Company (“PNLIC”) at ‘A+’. S&P upgraded PFG’s senior unsecured debt rating to ‘A-’ from ‘BBB+’. The outlook remains ‘stable’ for all ratings. Principal Life’s enterprise risk management rating was affirmed as ‘Strong’. The rating affirmation reflects S&P’s view that we have a very strong competitive position as a leader in the U.S. small to midsize 401(k) market, with strong asset management and insurance solution capabilities. The upgrade of the senior debt rating reflects growth in unregulated cash flow available to the holding company.

In February 2018, A.M. Best affirmed the financial strength ratings of Principal Life and PNLIC at ‘A+’. The outlook remains ‘stable’ for all ratings. The affirmation reflects Principal’s very strong balance sheet strength as well as its favorable operating performance, favorable business profile and appropriate enterprise risk management.

In October 2017, Fitch affirmed the ‘AA-’ financial strength ratings of Principal Life and PNLIC. Fitch also affirmed PFG’s senior unsecured debt at ‘A-’. The outlook on all ratings remains ‘stable’. The rating reflects very strong and stable operating profitability and a very strong business profile, reflecting strong market position and significant operating scale focusing on small and midsize businesses in the retirement market.

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

As of June 30, 2018, 41% of our net assets (liabilities) were Level 1, 55% were Level 2 and 4% were Level 3. Excluding separate account assets as of June 30, 2018, 3% of our net assets (liabilities) were Level 1, 97% were Level 2 and 0% were Level 3.

As of December 31, 2017, 41% of our net assets (liabilities) were Level 1, 56% were Level 2 and 3% were Level 3. Excluding separate account assets as of December 31, 2017, 3% of our net assets (liabilities) were Level 1, 97% were Level 2 and 0% were Level 3.

Changes in Level 3 Fair Value Measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2018, were $8,548.7 million as compared to $7,791.7 million as of December 31, 2017. The increase was primarily related to gains and net purchases in our separate account assets.

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2017, were $7,783.6 million as compared to $7,779.6 million as of December 31, 2016. The increase was primarily related to gains in our separate account assets. These gains were offset by net sales of our separate account assets.

Investments

We had total consolidated assets as of June 30, 2018, of $252,104.0 million, of which $82,404.8 million were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk; therefore, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of June 30, 2018, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans. The remainder is invested in other investments, equity securities, real estate and residential mortgage loans. In addition, policy loans are included in our invested assets.

	June 30, 2018		December 31, 2017
	Carrying amount	% of total	Carrying amount	% of total

	($ in millions)
Fixed maturities:
Public	$41,005.5	50%	$41,999.3	51%
Private	18,994.3	23	17,955.1	22
Equity securities	1,869.3	2	1,866.6	2
Mortgage loans:
Commercial	13,046.1	16	12,871.5	16
Residential	1,321.8	2	1,279.0	2
Real estate held for sale	232.6	—	212.9	—
Real estate held for investment	1,496.3	2	1,523.8	2
Policy loans	804.0	1	808.3	1
Other investments	3,634.9	4	3,586.2	4
Total invested assets	82,404.8	100%	82,102.7	100%
Cash and cash equivalents	2,342.0		2,470.8
Total invested assets and cash	$84,746.8		$84,573.5

Investment Results

Net Investment Income

The following table presents the yield and investment income, excluding net realized capital gains and losses, for our invested assets for the periods indicated. We calculate annualized yields using a simple average of asset classes at the beginning and end of the reporting period. The yields for available-for-sale fixed maturities are calculated using amortized cost. Prior to 2018, yields on equity securities classified as available-for-sale were calculated using cost. All other yields are calculated using carrying amounts.

	For the three months ended June 30,						For the six months ended June 30,

	2018		2017		Increase (decrease)		2018		2017		Increase (decrease)
	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
	($ in millions)

Fixed maturities	4.2%	$618.2	4.3%	$588.4	(0.1)%	$29.8	4.2%	$1,223.5	4.3%	$1,165.6	(0.1)%	$57.9
Equity securities	2.2	10.3	3.1	13.0	(0.9)	(2.7)	3.0	28.0	5.8	46.8	(2.8)	(18.8)
Mortgage loans — commercial	4.2	138.4	4.7	144.8	(0.5)	(6.4)	4.2	271.8	4.4	269.8	(0.2)	2.0
Mortgage loans — residential	5.5	18.5	5.4	16.9	0.1	1.6	5.5	36.1	5.2	32.1	0.3	4.0
Real estate	6.2	26.3	5.6	20.2	0.6	6.1	9.0	77.6	10.3	72.6	(1.3)	5.0
Policy loans	5.6	11.2	5.6	11.5	—	(0.3)	5.6	22.4	5.6	22.8	—	(0.4)
Cash and cash equivalents	2.1	12.0	1.4	6.1	0.7	5.9	1.8	21.5	1.0	11.8	0.8	9.7
Other investments	8.7	79.4	10.6	86.9	(1.9)	(7.5)	8.8	159.5	9.5	164.8	(0.7)	(5.3)
Total	4.4	914.3	4.6	887.8	(0.2)	26.5	4.4	1,840.4	4.6	1,786.3	(0.2)	54.1
Investment expenses	(0.1)	(25.2)	(0.1)	(21.4)	—	(3.8)	(0.1)	(49.1)	(0.1)	(42.5)	—	(6.6)
Net investment income	4.3%	$889.1	4.5%	$866.4	(0.2)%	$22.7	4.3%	$1,791.3	4.5%	$1,743.8	(0.2)%	$47.5

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Net investment income from fixed maturities increased primarily due to higher average invested assets in our U.S. operations.

Net investment income from other investments decreased due to a decrease in variable investment income primarily related to the sale of joint venture real estate in the second quarter of 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net investment income from fixed maturities increased primarily due to higher average invested assets in our U.S. operations.

Net investment income from equity securities decreased primarily due to unfavorable relative market performance on our required regulatory investments in the pension funds of our Latin America business.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains and losses for the periods indicated.

	For the three months ended June 30,			For the six months ended June 30,
	2018	2017	Increase (decrease)	2018	2017	Increase (decrease)
	(in millions)
Fixed maturities, available-for-sale –
credit impairments (1)	$(9.0)	$(13.4)	$4.4	$(18.9)	$(42.2)	$23.3
Commercial mortgage loans –
credit impairments	0.7	0.1	0.6	—	(0.2)	0.2
Other – credit impairments	1.7	—	1.7	2.8	(0.1)	2.9
Fixed maturities, available-for-sale and
trading – noncredit	(19.5)	(0.4)	(19.1)	(52.2)	(4.3)	(47.9)
Derivatives and related hedge activities (2)	(43.5)	(103.6)	60.1	(38.9)	(122.1)	83.2
Other gains	137.0	21.4	115.6	149.5	56.4	93.1
Net realized capital gains (losses)	$67.4	$(95.9)	$163.3	$42.3	$(112.5)	$154.8

(1)         Includes credit impairments as well as losses on sales of fixed maturities to reduce credit risk, net of realized credit recoveries on the sale of previously impaired securities. Credit gains on sales, excluding associated foreign currency fluctuations that are included in derivatives and related hedge activities, were a net gain of $0.0 million and $0.8 million for both the three and six months ended June 30, 2018 and 2017, respectively.

(2)         Includes fixed maturities, trading net losses of $(1.0) million and $0.0 million for the three months ended June 30, 2018 and 2017, and $(1.4) million and $0.0 million for the six months ended June 30, 2018 and 2017, respectively, which are a component of the GMWB embedded derivative hedging program net realized capital gains (losses) reflected in this line.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Net realized capital losses on fixed maturities, available-for-sale and trading — noncredit increased primarily due to higher available-for-sale noncredit losses related to portfolio rebalancing during 2018.

Net realized capital losses on derivatives and related hedge activities decreased primarily due to decreased losses on the GMWB embedded derivatives, including changes in the spread reflecting our own creditworthiness, and related hedging instruments, decreased losses on interest rate swap derivatives not designated as hedging instruments due to changes in interest rates and losses during 2017 related to a terminated hedging strategy. These decreased losses were partially offset by currency derivatives that had increased losses due to changes in exchange rates.

Other gains increased primarily due to the sale of an equity method investment in 2018.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net realized capital losses on fixed maturities, available for sale – credit impairments decreased primarily due to lower impairments on corporate and structured fixed maturities.

Net realized capital losses on fixed maturities, available-for-sale and trading — noncredit increased due to higher available-for-sale noncredit losses related to portfolio rebalancing during 2018 and losses versus gains on trading securities related to changes in interest rates and credit spreads.

Net realized capital losses on derivatives and related hedge activities decreased primarily due to decreased losses on the GMWB embedded derivatives, including changes in the spread reflecting our own creditworthiness, and related hedging instruments, decreased losses on interest rate swap derivatives not designated as hedging instruments due to changes in interest rates and losses during 2017 related to a terminated hedging strategy. These decreased losses were partially offset by currency derivatives that had losses in 2018 versus gains in 2017 due to changes in exchange rates.

Other gains increased primarily due to the sale of an equity method investment in 2018. These gains were partially offset by losses in 2018 versus gains in 2017 on sponsored investment funds related primarily to mark-to-market changes.

U.S. Investment Operations

Of our invested assets, $74,479.8 million were held by our U.S. operations as of June 30, 2018. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing investment policies and monitoring risk limits and tolerances. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect customers’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

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

We purchase credit default swaps to hedge certain credit exposures in our investment portfolio. We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $55.0 million and $143.5 million as of June 30, 2018 and December 31, 2017, respectively. We sell credit default swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Derivative Financial Instruments” under the caption, “Credit Derivatives Sold.”

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

	Weighted average loan-to-value ratio		Debt service coverage ratio
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017

New mortgages	51%	51%	2.2X	2.5X
Entire mortgage portfolio	46%	45%	2.6X	2.7X

We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, were $3,118.2 million and 3.5%, respectively, as of June 30, 2018 and $2,869.7 million and 3.4%, respectively, as of December 31, 2017. In addition, the amortized cost and weighted average yield of residential mortgage-backed pass-through securities, residential collateralized mortgage obligations, and asset-backed securities - home equity with material prepayment risk were $5,877.8 million and 3.2%, respectively, as of June 30, 2018 and $5,538.6 million and 3.1%, respectively, as of December 31, 2017.

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

	June 30, 2018		December 31, 2017
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)

Fixed maturities:
Public	$37,074.0	50%	$38,026.4	51%
Private	18,934.0	25	17,943.2	24
Equity securities	425.3	1	411.8	1
Mortgage loans:
Commercial	12,885.8	17	12,700.8	17
Residential	811.5	1	722.7	1
Real estate held for sale	230.5	—	210.7	—
Real estate held for investment	1,494.6	2	1,522.0	2
Policy loans	781.1	1	783.4	1
Other investments	1,843.0	3	1,815.4	3
Total invested assets	74,479.8	100%	74,136.4	100%
Cash and cash equivalents	2,157.3		2,284.4
Total invested assets and cash	$76,637.1		$76,420.8

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities. Included in the privately placed category as of June 30, 2018 and December 31, 2017, were $13.7 billion and $12.7 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

Fixed maturities were diversified by category of issuer, as shown in the following table for the periods indicated.

	June 30, 2018		December 31, 2017

	Carrying	Percent	Carrying	Percent

	amount	of total	amount	of total
	($ in millions)

U.S. government and agencies	$1,321.3	2%	$1,328.8	2%
States and political subdivisions	6,406.1	12	6,793.8	12
Non-U.S. governments	742.1	1	528.3	1
Corporate - public	19,851.4	36	20,679.9	37
Corporate - private	13,086.6	23	13,026.8	23
Residential mortgage-backed pass-through securities	2,705.5	5	2,879.2	5
Commercial mortgage-backed securities	3,838.9	7	3,675.9	7
Residential collateralized mortgage obligations	2,812.0	5	2,483.7	5
Asset-backed securities	5,244.1	9	4,573.2	8
Total fixed maturities	$56,008.0	100%	$55,969.6	100%

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 20% of total fixed maturities as of both June 30, 2018 and December 31, 2017. It is comprised of corporate and foreign government fixed maturities. The following table presents the carrying amount of our international exposure for our U.S. operation’s fixed maturities portfolio for the periods indicated.

	June 30, 2018	December 31, 2017
	(in millions)

European Union, excluding UK	$3,173.8	$3,119.1
United Kingdom	2,535.8	2,513.9
Asia-Pacific	1,617.0	1,550.7
Australia/New Zealand	1,525.1	1,511.2
Latin America	1,028.6	1,047.5
Europe, non-European Union	684.7	720.2
Middle East and Africa	500.2	455.2
Other (1)	341.3	283.6
Total	$11,406.5	$11,201.4

(1)                                 Includes exposure from two countries and various supranational organizations as of both June 30, 2018, and December 31, 2017.

International fixed maturities exposure is determined by the country of domicile of the parent entity of an individual asset. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of June 30, 2018 and December 31, 2017, our investments in Canada totaled $1,798.7 million and $1,854.5 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The following table presents our top ten exposures as of June 30, 2018.

Amortized cost
(in millions)

People’s Republic of China	$230.8
Mars, Incorporated	217.1
AT&T Inc.	212.2
Berkshire Hathaway Inc.	201.4
JPMorgan Chase & Co.	194.1
Duke Energy Corporation	189.7
Wells Fargo & Company	189.6
Comcast Corporation	181.8
Union Pacific Corporation	180.9
Morgan Stanley	175.3
Total top ten exposures	$1,972.9

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

	June 30, 2018			December 31, 2017
			Percent of			Percent of
	Amortized	Carrying	carrying	Amortized	Carrying	carrying
NAIC designation	cost	amount	amount	cost	amount	amount
	($ in millions)

1	$37,793.4	$38,062.1	68%	$36,314.6	$37,769.0	67%
2	15,558.8	15,764.5	28	14,766.4	15,714.7	28
3	1,741.8	1,739.5	3	1,906.8	1,987.7	4
4	327.2	317.4	1	342.6	335.4	1
5	105.1	96.2	—	142.4	126.0	—
6	30.1	28.3	—	38.3	36.8	—
Total fixed maturities	$55,556.4	$56,008.0	100%	$53,511.1	$55,969.6	100%

Fixed maturities included 50 securities with an amortized cost of $594.2 million, gross gains of $2.7 million, gross losses of $8.8 million and a carrying amount of $588.1 million as of June 30, 2018, that were still pending a review and assignment of a designation by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, we will always have securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent designation is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities. As of June 30, 2018, based on amortized cost, 99% of our CMBS portfolio had an NAIC designation of 1 and 91% was issued during the more conservative underwriting periods prior to 2005 and after 2008.

The following tables present our exposure by credit quality, based on NAIC designations, and vintage for our CMBS portfolio as of the periods indicated.

	June 30, 2018
	2004 and prior		2005 to 2008		2009 and after		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
NAIC designation	cost	amount	cost	amount	cost	amount	cost	amount
	(in millions)

1	$50.5	$52.0	$284.9	$284.5	$3,529.1	$3,450.7	$3,864.5	$3,787.2
2	—	—	8.3	8.2	1.2	1.2	9.5	9.4
3	—	—	29.4	29.4	—	—	29.4	29.4
4	—	—	5.1	4.1	—	—	5.1	4.1
5	0.1	0.1	5.0	5.5	—	—	5.1	5.6
6	1.5	1.1	2.1	2.1	—	—	3.6	3.2
Total (1)	$52.1	$53.2	$334.8	$333.8	$3,530.3	$3,451.9	$3,917.2	$3,838.9

(1)    The CMBS portfolio included agency CMBS with a $378.6 million amortized cost and a $368.9 million carrying amount.

	December 31, 2017
	2004 and prior		2005 to 2008		2009 and after		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
NAIC designation	cost	amount	cost	amount	cost	amount	cost	amount
	(in millions)

1	$66.6	$69.0	$370.3	$365.3	$3,193.0	$3,176.3	$3,629.9	$3,610.6
2	—	—	11.7	12.4	1.2	1.2	12.9	13.6
3	—	—	33.0	32.9	—	—	33.0	32.9
4	—	—	13.4	6.8	—	—	13.4	6.8
5	0.2	0.1	6.5	5.8	—	—	6.7	5.9
6	2.5	2.2	3.0	3.9	—	—	5.5	6.1
Total (1)	$69.3	$71.3	$437.9	$427.1	$3,194.2	$3,177.5	$3,701.4	$3,675.9

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

	June 30, 2018	December 31, 2017
	($ in millions)

Total fixed maturities (public and private)	$56,008.0	$55,969.6
Problem fixed maturities (1)	$39.1	$33.8
Potential problem fixed maturities	10.1	35.0
Restructured fixed maturities	2.9	4.8
Total problem, potential problem and restructured fixed maturities	$52.1	$73.6
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	0.09%	0.13%

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

The net realized loss relating to other-than-temporary credit impairments and credit related sales of fixed maturities was $9.0 million and $14.2 million for the three months ended June 30, 2018 and 2017, respectively, and $18.9 million and $43.0 million for the six months ended June 30, 2018 and 2017, respectively.

Fixed Maturities Available-for-Sale

The following tables present our fixed maturities available-for-sale by industry category and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in AOCI, as of the periods indicated.

	June 30, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	amount
	(in millions)

Finance — Banking	$4,751.4	$62.8	$101.9	$4,712.3
Finance — Brokerage	411.6	5.3	8.5	408.4
Finance — Finance Companies	324.4	2.4	4.8	322.0
Finance — Financial Other	419.6	17.4	8.4	428.6
Finance — Insurance	2,487.6	171.2	33.5	2,625.3
Finance — REITS	1,424.0	12.1	34.8	1,401.3
Industrial — Basic Industry	1,100.3	40.7	19.7	1,121.3
Industrial — Capital Goods	2,085.9	55.2	43.3	2,097.8
Industrial — Communications	2,548.6	148.3	39.3	2,657.6
Industrial — Consumer Cyclical	1,560.9	36.8	23.8	1,573.9
Industrial — Consumer Non-Cyclical	3,803.2	89.5	73.1	3,819.6
Industrial — Energy	2,505.8	153.0	30.3	2,628.5
Industrial — Other	496.5	6.7	6.4	496.8
Industrial — Technology	1,754.2	22.8	29.3	1,747.7
Industrial — Transportation	1,607.1	22.1	44.9	1,584.3
Utility — Electric	3,114.4	101.9	59.3	3,157.0
Utility — Natural Gas	493.9	16.8	12.1	498.6
Utility — Other	281.7	5.6	6.7	280.6
Government guaranteed	1,187.4	82.5	12.1	1,257.8
Total corporate securities	32,358.5	1,053.1	592.2	32,819.4

Residential mortgage-backed pass-through securities	2,399.2	24.7	60.6	2,363.3
Commercial mortgage-backed securities	3,902.8	18.1	96.4	3,824.5
Residential collateralized mortgage obligations	2,863.4	10.6	67.6	2,806.4
Asset-backed securities — Home equity (1)	267.4	12.9	2.6	277.7
Asset-backed securities — All other	3,185.6	2.7	33.5	3,154.8
Collateralized debt obligations — Credit	51.6	—	11.6	40.0
Collateralized debt obligations — CMBS	0.2	0.1	—	0.3
Collateralized debt obligations — Loans	1,760.7	0.3	3.2	1,757.8
Total mortgage-backed and other asset-backed securities	14,430.9	69.4	275.5	14,224.8

U.S. government and agencies	1,326.7	15.7	21.1	1,321.3
States and political subdivisions	6,248.9	221.4	66.7	6,403.6
Non-U.S. governments	693.4	61.9	14.4	740.9
Total fixed maturities, available-for-sale	$55,058.4	$1,421.5	$969.9	$55,510.0

(1) This exposure is all related to sub-prime mortgage loans.

	December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	amount
	(in millions)

Finance — Banking	$4,314.2	$166.7	$9.6	$4,471.3
Finance — Brokerage	349.0	16.9	1.6	364.3
Finance — Finance Companies	309.7	7.6	0.2	317.1
Finance — Financial Other	509.0	29.7	4.8	533.9
Finance — Insurance	2,505.9	281.2	3.5	2,783.6
Finance — REITS	1,378.8	48.4	3.8	1,423.4
Industrial — Basic Industry	1,158.8	82.9	0.9	1,240.8
Industrial — Capital Goods	2,085.2	126.2	3.4	2,208.0
Industrial — Communications	2,359.8	238.1	3.0	2,594.9
Industrial — Consumer Cyclical	1,670.2	74.6	2.3	1,742.5
Industrial — Consumer Non-Cyclical	3,748.4	217.3	9.6	3,956.1
Industrial — Energy	2,532.5	241.6	11.8	2,762.3
Industrial — Other	450.8	15.4	0.6	465.6
Industrial — Technology	1,601.2	70.2	2.4	1,669.0
Industrial — Transportation	1,459.7	70.5	4.6	1,525.6
Utility — Electric	3,228.4	219.6	13.7	3,434.3
Utility — Natural Gas	482.5	26.8	1.1	508.2
Utility — Other	270.1	16.8	0.6	286.3
Government guaranteed	1,220.1	167.4	2.4	1,385.1
Total corporate securities	31,634.3	2,117.9	79.9	33,672.3

Residential mortgage-backed pass-through securities	2,483.7	50.3	21.3	2,512.7
Commercial mortgage-backed securities	3,700.7	32.4	57.9	3,675.2
Residential collateralized mortgage obligations	2,486.0	20.5	22.8	2,483.7
Asset-backed securities — Home equity (1)	202.4	15.7	4.1	214.0
Asset-backed securities — All other	3,007.8	5.7	13.6	2,999.9
Collateralized debt obligations — Credit	51.7	—	13.4	38.3
Collateralized debt obligations — CMBS	0.2	0.2	—	0.4
Collateralized debt obligations — Loans	1,320.2	2.5	2.1	1,320.6
Total mortgage-backed and other asset-backed securities	13,252.7	127.3	135.2	13,244.8

U.S. government and agencies	1,292.1	44.3	7.6	1,328.8
States and political subdivisions	6,438.3	371.4	15.9	6,793.8
Non-U.S. governments	492.1	37.3	1.1	528.3
Total fixed maturities, available-for-sale	$53,109.5	$2,698.2	$239.7	$55,568.0

(1)         This exposure is all related to sub-prime mortgage loans.

Of the $969.9 million in gross unrealized losses as of June 30, 2018, $4.2 million in losses were attributed to securities scheduled to mature in one year or less, $98.3 million attributed to securities scheduled to mature between one to five years, $226.9 million attributed to securities scheduled to mature between five to ten years, $365.0 million attributed to securities scheduled to mature after ten years and $275.5 million related to mortgage-backed and other ABS that are not classified by maturity year. As of June 30, 2018, we were in a $451.6 million net unrealized gain position as compared to a $2,458.5 million net unrealized gain position as of December 31, 2017. The $2,006.9 million decrease in net unrealized gains for the six months ended June 30, 2018, can primarily be attributed to an approximate 38 basis points increase in interest rates and widening of credit spreads.

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

	June 30, 2018				December 31, 2017
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Carrying	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	amount	cost	gains	losses	amount
	(in millions)
Investment grade:
Public	$35,207.2	$1,076.9	$621.7	$35,662.4	$34,596.8	$1,998.4	$132.4	$36,462.8
Private	17,687.6	306.7	287.5	17,706.8	16,117.7	600.4	63.7	16,654.4
Below investment grade:
Public	995.2	12.4	26.9	980.7	1,129.7	53.1	20.1	1,162.7
Private	1,168.4	25.5	33.8	1,160.1	1,265.3	46.3	23.5	1,288.1
Total fixed maturities, available-for-sale	$55,058.4	$1,421.5	$969.9	$55,510.0	$53,109.5	$2,698.2	$239.7	$55,568.0

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, on investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	June 30, 2018
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$4,580.5	$80.2	$3,223.9	$27.7	$7,804.4	$107.9
Greater than three to six months	8,073.4	248.0	4,095.6	107.5	12,169.0	355.5
Greater than six to nine months	2,334.6	62.2	1,765.5	51.4	4,100.1	113.6
Greater than nine to twelve months	1,928.9	64.2	923.9	36.7	2,852.8	100.9
Greater than twelve to twenty-four months	2,528.2	146.0	946.1	52.2	3,474.3	198.2
Greater than twenty-four to thirty-six months	102.8	5.1	69.7	2.0	172.5	7.1
Greater than thirty-six months	247.3	16.0	94.5	10.0	341.8	26.0
Total fixed maturities, available-for-sale	$19,795.7	$621.7	$11,119.2	$287.5	$30,914.9	$909.2

	December 31, 2017
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$3,012.2	$11.5	$2,440.0	$10.3	$5,452.2	$21.8
Greater than three to six months	2,201.7	21.7	1,203.9	13.2	3,405.6	34.9
Greater than six to nine months	148.8	1.7	174.5	5.3	323.3	7.0
Greater than nine to twelve months	36.2	0.6	34.2	2.5	70.4	3.1
Greater than twelve to twenty-four months	2,813.9	77.8	1,050.7	21.0	3,864.6	98.8
Greater than twenty-four to thirty-six months	241.5	7.4	61.9	2.0	303.4	9.4
Greater than thirty-six months	184.3	11.7	113.7	9.4	298.0	21.1
Total fixed maturities, available-for-sale	$8,638.6	$132.4	$5,078.9	$63.7	$13,717.5	$196.1

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, on below investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	June 30, 2018
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$210.1	$5.0	$343.7	$4.2	$553.8	$9.2
Greater than three to six months	203.4	9.2	263.3	10.0	466.7	19.2
Greater than six to nine months	31.6	2.3	23.6	1.4	55.2	3.7
Greater than nine to twelve months	—	—	10.6	0.7	10.6	0.7
Greater than twelve to twenty-four months	6.3	2.1	30.5	1.0	36.8	3.1
Greater than twenty-four to thirty-six months	8.8	0.2	5.9	1.2	14.7	1.4
Greater than thirty-six months	63.1	8.1	64.1	15.3	127.2	23.4
Total fixed maturities, available-for-sale	$523.3	$26.9	$741.7	$33.8	$1,265.0	$60.7

	December 31, 2017
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$38.3	$0.7	$65.4	$0.5	$103.7	$1.2
Greater than three to six months	—	—	11.1	0.3	11.1	0.3
Greater than six to nine months	1.5	5.7	46.3	1.9	47.8	7.6
Greater than nine to twelve months	1.1	0.1	—	—	1.1	0.1
Greater than twelve to twenty-four months	6.0	0.1	4.5	0.1	10.5	0.2
Greater than twenty-four to thirty-six months	28.4	4.3	23.5	3.9	51.9	8.2
Greater than thirty-six months	73.0	9.2	55.9	16.8	128.9	26.0
Total fixed maturities, available-for-sale	$148.3	$20.1	$206.7	$23.5	$355.0	$43.6

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, on fixed maturities available-for-sale where the estimated fair value had declined and remained below amortized cost by 20% or more as of the periods indicated.

	June 30, 2018
	Problem, potential		All other fixed
	problem and restructured		maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$0.6	$0.6	$30.1	$8.4	$30.7	$9.0
Greater than three to six months	—	—	2.0	0.5	2.0	0.5
Greater than six to nine months	1.0	1.9	12.0	3.5	13.0	5.4
Greater than nine to twelve months	—	—	0.1	—	0.1	—
Greater than twelve months	10.4	7.5	12.2	5.8	22.6	13.3
Total fixed maturities, available-for-sale	$12.0	$10.0	$56.4	$18.2	$68.4	$28.2

	December 31, 2017
	Problem, potential		All other fixed
	problem and restructured		maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$0.5	$1.0	$25.4	$16.8	$25.9	$17.8
Greater than three to six months	—	—	0.1	—	0.1	—
Greater than six to nine months	—	—	0.5	0.1	0.5	0.1
Greater than twelve months	18.7	12.7	24.2	11.1	42.9	23.8
Total fixed maturities, available-for-sale	$19.2	$13.7	$50.2	$28.0	$69.4	$41.7

Mortgage Loans

Mortgage loans consist of commercial mortgage loans on real estate and residential mortgage loans. The carrying amount of our commercial mortgage loan portfolio was $12,885.8 million and $12,700.8 million as of June 30, 2018 and December 31, 2017, respectively. The carrying amount of our residential mortgage loan portfolio was $811.5 million and $722.7 million as of June 30, 2018 and December 31, 2017, respectively.

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

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 19% and 18% of our commercial mortgage loan portfolio before valuation allowance as of June 30, 2018 and December 31, 2017, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The typical borrower in our commercial loan portfolio is a single purpose entity or single asset entity. As of June 30, 2018 and December 31, 2017, the total number of commercial mortgage loans outstanding was 803 and 813, of which 50% and 52% were for loans with principal balances less than $10.0 million, respectively. The average loan size of our commercial mortgage portfolio was $16.1 million and $15.6 million as of June 30, 2018 and December 31, 2017, respectively.

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

We did not have problem, potential problem and restructured commercial mortgage loans as of June 30, 2018 and December 31, 2017.

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

The following table represents our commercial mortgage loan valuation allowance for the periods indicated.

	For the six months ended June 30, 2018	For the year ended December 31, 2017
	($ in millions)

Balance, beginning of period	$25.8	$27.4
Provision	—	(1.6)
Balance, end of period	$25.8	$25.8
Valuation allowance as % of carrying value before reserves	0.20%	0.20%

Residential Mortgage Loans. The residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $19.0 million and $23.0 million and first lien mortgages with an amortized cost of $796.3 million and $706.1 million as of June 30, 2018 and December 31, 2017, respectively. The home equity loans are generally second lien mortgages made up of closed-end loans and lines of credit. Non-performing residential mortgage loans, which are defined as loans 90 days or greater delinquent plus non-accrual loans, totaled $8.9 million and $8.4 million as of June 30, 2018 and December 31, 2017, respectively.

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

	For the six months ended June 30, 2018	For the year ended December 31, 2017
	($ in millions)

Balance, beginning of period	$6.4	$17.0
Provision	(2.8)	(10.5)
Charge-offs	(1.6)	(5.0)
Recoveries	1.8	4.9
Balance, end of period	$3.8	$6.4
Valuation allowance as % of carrying value before reserves	0.47%	0.88%

Real Estate

Real estate consists primarily of commercial equity real estate. As of June 30, 2018 and December 31, 2017, the carrying amount of our equity real estate investment was $1,725.1 million and $1,732.7 million, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $1,494.6 million and $1,522.0 million as of June 30, 2018 and December 31, 2017, respectively. The carrying value of real estate held for investment is generally adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized capital losses in our consolidated results of operations. Impairment adjustments recorded for the year ended December 31, 2017, were $1.1 million. No such impairment adjustments were recorded for the six months ended June 30, 2018.

The carrying amount of real estate held for sale was $230.5 million and $210.7 million as of June 30, 2018 and December 31, 2017, respectively. Once we identify a real estate property to be sold and it is probable that it will be sold, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. The valuation allowance did not change for the six months ended June 30, 2018 or for the year ended December 31, 2017.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country. As of June 30, 2018, our largest equity real estate portfolio concentration was in the Pacific (45%) region of the United States. By property type, our largest concentrations were in apartments (34%), office (31%), and industrial (25%) as of June 30, 2018.

Other Investments

Our other investments totaled $1,843.0 million as of June 30, 2018, compared to $1,815.4 million as of December 31, 2017. Derivative assets accounted for $180.2 million and $250.4 million in other investments as of June 30, 2018 and December 31, 2017, respectively. The remaining other investments are primarily related to equity method investments, which include real estate properties owned jointly with venture partners and operated by the partners and sponsored investment funds.

International Investment Operations

Of our invested assets, $7,925.0 million were held by our Principal International segment as of June 30, 2018. The assets are primarily managed by the local Principal International affiliate. Due to the regulatory constraints in each location, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets is fixed maturities. The following table excludes invested assets of the separate accounts.

	June 30, 2018		December 31, 2017
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total
	($ in millions)
Fixed maturities:
Public	$3,931.5	49%	$3,972.9	50%
Private	60.3	1	11.9	—
Equity securities	1,444.0	18	1,454.8	18
Mortgage loans:
Commercial	160.3	2	170.7	2
Residential	510.3	7	556.3	7
Real estate held for sale	2.1	—	2.2	—
Real estate held for investment	1.7	—	1.8	—
Policy loans	22.9	—	24.9	—
Other investments:
Direct financing leases	916.4	12	937.4	12
Investment in unconsolidated entities	823.6	10	763.8	10
Derivative assets and other investments	51.9	1	69.6	1
Total invested assets	7,925.0	100%	7,966.3	100%
Cash and cash equivalents	184.7		186.4
Total invested assets and cash	$8,109.7		$8,152.7

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

Guaranteed Minimum Interest Rate Exposure. The following table provides detail on the differences between the interest rates being credited to contractholders as of June 30, 2018, and the respective guaranteed minimum interest rates (“GMIRs”). Account values are broken down by GMIR level within the Retirement and Income Solutions and U.S. Insurance Solutions segments.

	Account values (1)
		Excess of crediting rates over GMIR:
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01 % or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total
			($ in millions)
Guaranteed minimum interest rate
Retirement and Income Solutions
Up to 1.00%	$449.0	$367.1	$6,106.1	$2,665.1	$1,610.0	$11,197.3
1.01% - 2.00%	279.7	1,252.5	0.2	—	—	1,532.4
2.01% - 3.00%	5,525.7	—	—	0.7	—	5,526.4
3.01% - 4.00%	208.6	—	—	—	—	208.6
Subtotal	6,463.0	1,619.6	6,106.3	2,665.8	1,610.0	18,464.7

U.S. Insurance Solutions
Up to 1.00%	—	22.3	4.5	—	—	26.8
1.01% - 2.00%	329.9	—	252.1	317.6	77.9	977.5
2.01% - 3.00%	1,875.0	797.4	454.4	113.4	0.1	3,240.3
3.01% - 4.00%	1,512.1	47.6	5.7	19.2	3.4	1,588.0
4.01% - 5.00%	226.8	37.7	24.8	10.7	—	300.0
Subtotal	3,943.8	905.0	741.5	460.9	81.4	6,132.6

Total	$10,406.8	$2,524.6	$6,847.8	$3,126.7	$1,691.4	$24,597.3
Percentage of total	42.3%	10.3%	27.8%	12.7%	6.9%	100.0%

(1)  Includes only the account values, net of policy loans, for products with GMIRs and discretionary crediting rates.

In addition to the domestic account values shown in the table above, Principal International had $635.2 million and $494.2 million of account values with GMIRs in Hong Kong and Brazil, respectively, as of June 30, 2018. The Brazil amount includes account values from an equity method subsidiary, adjusted to reflect the proportion of the subsidiary’s results reflected in our net income. Our liabilities in Principal International are generally denominated in the functional currency of the location of operation. The pattern of interest rate movements in our international operations will likely differ from the pattern of interest rate movements in the U.S.

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

We estimate a hypothetical 100 basis point immediate, parallel increase in interest rates would reduce the net reported fair value of our financial assets and derivatives by $3,789.5 million as of June 30, 2018, compared to $3,831.5 million as of December 31, 2017. This estimate only reflects the change in fair value for financial assets and derivatives reported at fair value on our consolidated statements of financial position. Assets and liabilities not reported at fair value on our consolidated statements of financial position – including mortgage loans, liabilities relating to insurance contracts, investment contracts, debt and bank deposits – are excluded from this sensitivity analysis. We believe the excluded liability items would economically serve as a partial offset to the net interest rate risk of the financial instruments included in the sensitivity analysis. Separate account assets and liabilities are also excluded from this estimate, as any interest rate risk is borne by the holder of the separate account. For more information on fair value measurements, see Item 8. “Financial Statements and Supplementary Data, Notes to

Consolidated Financial Statements, Note 14, Fair Value Measurements” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our net estimated potential loss in fair value as of June 30, 2018, decreased $42.0 million from December 31, 2017, primarily due to an increase in our exposure to pay fixed interest rate swaps due to hedging needs.

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

We estimate as of June 30, 2018, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency-denominated instruments identified above because we effectively hedge foreign currency-denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2017. However, fluctuations in foreign currency exchange rates do affect the translation of segment pre-tax operating earnings and equity of our international operations into our consolidated financial statements.

For our Principal International segment, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $333.9 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of June 30, 2018, as compared to an estimated $336.6 million, or 10%, reduction as of December 31, 2017. We estimate a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $10.4 million, or 13%, reduction in segment pre-tax operating earnings of our international operations for the three months ended June 30, 2018, as compared to an estimated $10.0 million, or 13%, reduction for the three months ended June 30, 2017. In addition, we estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $21.3 million, or 13%, reduction in segment pre-tax operating earnings of our international operations for the six months ended June 30, 2018, as compared to an estimated $22.0 million, or 12%, reduction for the six months ended June 30, 2017.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $155.2 million and $232.2 million as of June 30, 2018 and December 31, 2017, respectively. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $480.1 million and $455.6 million as of June 30, 2018 and December 31, 2017, respectively. The notional amount of our currency forwards hedging foreign-denominated equity securities was $14.0 million and $35.1 million as of June 30, 2018 and December 31, 2017, respectively.

With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our Principal International operations had currency swaps with a notional amount of $186.0 million and $200.8 million as of June 30, 2018 and December 31, 2017, respectively. Our Principal International operations also utilized currency forwards with a notional amount of $744.6 million and $665.2 million as of June 30, 2018 and December 31, 2017, respectively.

We sometimes use derivatives to hedge currency risk associated with expected cash flows from our foreign operations. We held currency forwards with a notional amount of $32.2 million and $81.2 million as June 30, 2018 and December 31, 2017, respectively. We also utilized currency options with a notional amount of $499.2 million and $583.6 million as of June 30, 2018 and December 31, 2017, respectively

We used currency forwards with a notional amount of $134.0 million as of December 31, 2017, to manage the foreign currency risk associated with a business combination. No hedges of business combinations were outstanding as of June 30, 2018.

Equity Risk

Equity risk is the risk we will incur economic losses due to adverse fluctuations in common stock prices. As of June 30, 2018 and December 31, 2017, the fair value of our equity securities was $1,869.3 million and $1,866.6 million, respectively. We estimate a 10% decline in the prices of the equity securities would result in a decline in fair value of our equity securities of $186.9 million as of June 30, 2018, as compared to a decline in fair value of our equity securities of $186.7 million as of December 31, 2017.

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

Use of Derivatives to Manage Equity Risk. We economically hedge the fixed deferred annuity and universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product’s profile or selling options to offset existing exposures. We economically hedged the GMWB exposure, which includes interest rate risk and equity risk, using futures, options and interest rate swaps with notional amounts of $357.5 million, $2,966.4 million, and $4,544.1 million, respectively, as of June 30, 2018, and notional amounts of $594.3 million, $3,217.4 million, and $3,893.7 million, respectively, as of December 31, 2017. The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

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

Our Chief Executive Officer, Daniel J. Houston, and our Chief Financial Officer, Deanna D. Strable-Soethout, have reviewed and evaluated our disclosure controls and procedures as of June 30, 2018, and have concluded our disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents the amount of our common share purchase activity for the periods indicated.

				Maximum dollar
			Total number of	value of shares
			shares purchased	that may yet be
	Total number of	Average	as part of publicly	purchased under
	shares	price paid	announced	the programs (in
Period	purchased (1)	per share	programs	millions) (2)
January 1, 2018 — January 31, 2018	3,429	$71.13	—	$275.0
February 1, 2018 — February 28, 2018	1,654,780	$63.23	1,422,219	$185.1
March 1, 2018 — March 31, 2018	1,545,206	$61.14	1,450,623	$96.4
April 1, 2018 — April 30, 2018	1,597,978	$60.30	1,597,968	$—
May 1, 2018 — May 31, 2018	693,730	$58.27	685,800	$260.1
June 1, 2018 — June 30, 2018	1,066,946	$56.30	1,066,653	$200.0
Total	6,562,069		6,223,263

(1)    Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.

(2)    In February 2016, our Board of Directors authorized a share repurchase program of up to $400.0 million of our outstanding common stock, which was completed in February 2018. In May 2017, our Board of Directors authorized a share repurchase program of up to $250.0 million of our outstanding common stock, which was completed in April 2018. In May 2018, our Board of Directors authorized a share repurchase program of up to $300.0 million of our outstanding common stock.

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
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: August 1, 2018	By	/s/ Deanna D. Strable-Soethout
Deanna D. Strable-Soethout
Executive Vice President and Chief Financial Officer

Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer