Form 10-Q
period 2018-09-30
PRINCIPAL FINANCIAL GROUP INC
filed 2018-10-31
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 24, 2018, was 283,048,481.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	September 30, 2018	December 31, 2017
	(Unaudited)
	(in millions)
Assets
Fixed maturities, available-for-sale (2018 and 2017 include $241.6 million and $268.0 million related to consolidated variable interest entities)	$60,447.2	$59,388.4
Fixed maturities, trading	642.1	566.0
Equity securities (2018 and 2017 include $795.5 million and $811.4 million related to consolidated variable interest entities)	1,885.8	1,866.6
Mortgage loans	14,919.7	14,150.5
Real estate (2018 and 2017 include $347.4 million and $370.3 million related to consolidated variable interest entities)	1,699.7	1,736.7
Policy loans	804.4	808.3
Other investments (2018 and 2017 include $208.6 million and $139.8 million related to consolidated variable interest entities and $24.1 million and $61.0 million measured at fair value under the fair value option)	3,608.3	3,586.2
Total investments	84,007.2	82,102.7
Cash and cash equivalents	2,926.7	2,470.8
Accrued investment income	660.7	610.6
Premiums due and other receivables	1,514.4	1,469.8
Deferred acquisition costs	3,671.9	3,540.7
Property and equipment	770.6	759.5
Goodwill	1,128.7	1,068.8
Other intangibles	1,353.9	1,314.7
Separate account assets (2018 and 2017 include $39,636.3 million and $41,540.8 million related to consolidated variable interest entities)	161,302.9	159,272.7
Other assets	1,421.3	1,330.9
Total assets	$258,758.3	$253,941.2
Liabilities
Contractholder funds (2018 and 2017 include $392.3 million and $380.6 million related to consolidated variable interest entities)	$39,813.2	$38,082.5
Future policy benefits and claims	34,818.3	33,019.3
Other policyholder funds	849.4	922.3
Short-term debt	36.1	39.5
Long-term debt (2018 and 2017 include $49.1 million and $2.8 million related to consolidated variable interest entities)	3,245.5	3,178.4
Income taxes currently payable	29.3	16.7
Deferred income taxes	911.4	1,092.5
Separate account liabilities (2018 and 2017 include $39,636.3 million and $41,540.8 million related to consolidated variable interest entities)	161,302.9	159,272.7
Other liabilities (2018 and 2017 include $245.9 million and $270.2 million related to consolidated variable interest entities)	5,835.0	5,294.1
Total liabilities	246,841.1	240,918.0

Redeemable noncontrolling interest (2018 and 2017 include $75.4 million and $52.4 million related to consolidated variable interest entities)	148.5	101.3

Stockholders’ equity
Common stock, par value $.01 per share — 2,500.0 million shares authorized, 476.4 million and 474.1 million shares issued, and 283.6 million and 289.0 million shares outstanding in 2018 and 2017	4.8	4.7
Additional paid-in capital	10,026.2	9,925.2
Retained earnings	10,207.9	9,482.9
Accumulated other comprehensive income (loss)	(1,347.6)	165.5
Treasury stock, at cost (192.8 million and 185.1 million shares in 2018 and 2017)	(7,190.5)	(6,729.0)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	11,700.8	12,849.3
Noncontrolling interest	67.9	72.6
Total stockholders’ equity	11,768.7	12,921.9
Total liabilities and stockholders’ equity	$258,758.3	$253,941.2

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions, except per share data)
Revenues
Premiums and other considerations	$2,172.4	$2,126.1	$4,433.4	$4,826.8
Fees and other revenues	1,261.8	987.1	3,285.7	2,882.8
Net investment income	919.4	838.0	2,710.7	2,581.8
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(1.9)	693.2	59.3	623.7
Net other-than-temporary impairment (losses) recoveries on available-for-sale securities	(1.4)	2.6	(8.3)	(27.1)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	(2.2)	(19.2)	(14.2)	(32.5)
Net impairment losses on available-for-sale securities	(3.6)	(16.6)	(22.5)	(59.6)
Net realized capital gains (losses)	(5.5)	676.6	36.8	564.1
Total revenues	4,348.1	4,627.8	10,466.6	10,855.5
Expenses
Benefits, claims and settlement expenses	2,642.1	2,504.6	5,752.4	6,020.7
Dividends to policyholders	31.9	32.6	92.6	92.7
Operating expenses	1,105.0	932.8	3,080.1	2,804.7
Total expenses	3,779.0	3,470.0	8,925.1	8,918.1
Income before income taxes	569.1	1,157.8	1,541.5	1,937.4
Income taxes	109.1	344.6	219.5	455.8
Net income	460.0	813.2	1,322.0	1,481.6
Net income attributable to noncontrolling interest	3.7	3.0	12.0	13.0
Net income attributable to Principal Financial Group, Inc.	$456.3	$810.2	$1,310.0	$1,468.6

Earnings per common share
Basic earnings per common share	$1.60	$2.80	$4.57	$5.08

Diluted earnings per common share	$1.59	$2.76	$4.52	$5.02

Dividends declared per common share	$0.53	$0.47	$1.56	$1.38

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Net income	$460.0	$813.2	$1,322.0	$1,481.6
Other comprehensive income (loss), net:
Net unrealized gains (losses) on available-for-sale securities	(199.2)	70.1	(1,470.8)	569.1
Noncredit component of impairment losses on fixed maturities, available-for-sale	2.0	13.3	12.1	21.0
Net unrealized gains (losses) on derivative instruments	2.7	(11.1)	8.6	(29.3)
Foreign currency translation adjustment	(22.9)	88.6	(193.2)	151.3
Net unrecognized postretirement benefit obligation	8.7	4.2	26.2	12.8
Other comprehensive income (loss)	(208.7)	165.1	(1,617.1)	724.9
Comprehensive income (loss)	251.3	978.3	(295.1)	2,206.5
Comprehensive income attributable to noncontrolling interest	3.1	5.0	8.6	15.7
Comprehensive income attributable to Principal Financial Group, Inc.	$248.2	$973.3	$(303.7)	$2,190.8

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders’
	stock	capital	earnings	income (loss)	stock	interest	equity
	(in millions)
Balances as of January 1, 2017	$4.7	$9,686.0	$7,720.4	$(675.2)	$(6,508.6)	$66.5	$10,293.8
Common stock issued	—	143.1	—	—	—	—	143.1
Stock-based compensation	—	68.1	(5.9)	—	—	0.2	62.4
Treasury stock acquired, common	—	—	—	—	(218.1)	—	(218.1)
Dividends to common stockholders	—	—	(398.5)	—	—	—	(398.5)
Distributions to noncontrolling interest	—	—	—	—	—	(6.1)	(6.1)
Contributions from noncontrolling interest	—	—	—	—	—	4.2	4.2
Purchase of subsidiary shares from noncontrolling interest (1)	—	(7.6)	—	—	—	(1.3)	(8.9)
Adjustments to redemption amount of redeemable noncontrolling interest	—	(2.8)	—	—	—	—	(2.8)
Net income (1)	—	—	1,468.6	—	—	6.1	1,474.7
Other comprehensive income (1)	—	—	—	722.2	—	1.3	723.5
Balances as of September 30, 2017	$4.7	$9,886.8	$8,784.6	$47.0	$(6,726.7)	$70.9	$12,067.3

Balances as of January 1, 2018	$4.7	$9,925.2	$9,482.9	$165.5	$(6,729.0)	$72.6	$12,921.9
Common stock issued	0.1	52.3	—	—	—	—	52.4
Stock-based compensation	—	65.7	(5.6)	—	—	(0.4)	59.7
Treasury stock acquired, common	—	—	—	—	(461.5)	—	(461.5)
Dividends to common stockholders	—	—	(446.5)	—	—	—	(446.5)
Distributions to noncontrolling interest	—	—	—	—	—	(10.5)	(10.5)
Contributions from noncontrolling interest	—	—	—	—	—	2.2	2.2
Purchase of subsidiary shares from noncontrolling interest (1)	—	(20.0)	—	(1.6)	—	(1.6)	(23.2)
Adjustments to redemption amount of redeemable noncontrolling interest	—	3.0	—	—	—	(0.3)	2.7
Effects of implementation of accounting change related to equity investments, net	—	—	1.0	(1.0)	—	—	—
Effects of implementation of accounting change related to revenue recognition, net	—	—	(65.0)	25.6	—	(0.3)	(39.7)
Effects of implementation of accounting change related to intra-entity asset transfer taxes, net	—	—	8.7	—	—	—	8.7
Effects of implementation of accounting change related to the reclassification of certain tax effects, net	—	—	(77.6)	77.6	—	—	—
Net income (1)	—	—	1,310.0	—	—	7.9	1,317.9
Other comprehensive loss (1)	—	—	—	(1,613.7)	—	(1.7)	(1,615.4)
Balances as of September 30, 2018	$4.8	$10,026.2	$10,207.9	$(1,347.6)	$(7,190.5)	$67.9	$11,768.7

(1) Excludes amounts attributable to redeemable noncontrolling interest.  See Note 10, Stockholders’ Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30,
	2018	2017
	(in millions)
Operating activities
Net income	$1,322.0	$1,481.6
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(36.8)	(564.1)
Depreciation and amortization expense	151.9	144.8
Amortization of deferred acquisition costs and contract costs	160.1	173.8
Additions to deferred acquisition costs and contract costs	(331.1)	(307.2)
Stock-based compensation	60.3	62.2
Income from equity method investments, net of dividends received	(54.6)	(73.1)
Changes in:
Accrued investment income	(49.8)	(54.0)
Net cash flows for trading securities and equity securities with operating intent	(137.9)	55.3
Premiums due and other receivables	(33.7)	(158.2)
Contractholder and policyholder liabilities and dividends	2,458.9	2,693.5
Current and deferred income taxes	182.3	456.0
Real estate acquired through operating activities	(79.5)	(55.2)
Real estate sold through operating activities	133.6	1.3
Other assets and liabilities	13.1	(242.1)
Other	(44.9)	14.1
Net adjustments	2,391.9	2,147.1
Net cash provided by operating activities	3,713.9	3,628.7
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(10,992.3)	(10,425.7)
Sales	2,900.4	1,011.2
Maturities	4,703.5	6,577.2
Mortgage loans acquired or originated	(2,347.4)	(2,036.5)
Mortgage loans sold or repaid	1,567.6	1,297.4
Real estate acquired	(53.7)	(113.6)
Real estate sold	63.5	457.1
Net purchases of property and equipment	(73.4)	(133.3)
Purchase of interests in subsidiaries, net of cash acquired	(184.7)	—
Net change in other investments	7.8	48.5
Net cash used in investing activities	(4,408.7)	(3,317.7)
Financing activities
Issuance of common stock	52.4	143.1
Acquisition of treasury stock	(461.5)	(218.1)
Proceeds from financing element derivatives	—	0.1
Payments for financing element derivatives	(53.7)	(59.5)
Purchase of subsidiary shares from noncontrolling interest	(30.3)	(13.3)
Dividends to common stockholders	(446.5)	(398.5)
Issuance of long-term debt	66.8	—
Principal repayments of long-term debt	(1.0)	(56.2)
Net proceeds from (repayments of) short-term borrowings	(0.8)	4.9
Investment contract deposits	6,228.5	8,244.4
Investment contract withdrawals	(4,361.6)	(7,963.1)
Net increase in banking operation deposits	159.5	79.8
Other	(1.1)	0.8
Net cash provided by (used in) financing activities	1,150.7	(235.6)
Net increase in cash and cash equivalents	455.9	75.4
Cash and cash equivalents at beginning of period	2,470.8	2,719.6
Cash and cash equivalents at end of period	$2,926.7	$2,795.0
Supplemental disclosure of non-cash activities:
Assets and liability changes resulting from exchange agreement to exit real estate joint ventures:
Real estate properties received	$—	$743.2
Long-term debt assumed on real estate properties received	$—	$269.0
Increase in other investments due to discontinuing equity method accounting	$—	$222.4

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. (“PFG”) have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2017, included in our Form 10-K for the year ended December 31, 2017, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated statement of financial position as of December 31, 2017, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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
September 30, 2018
(Unaudited)

Recent Accounting Pronouncements

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters
Standards not yet adopted:

Targeted improvements to the accounting for long-duration insurance contracts

This authoritative guidance updates certain requirements in the accounting for long-duration insurance and annuity contracts. The assumptions used to calculate the liability for future policy benefits on traditional and limited-payment contracts will be reviewed and updated periodically. Cash flow assumptions will be reviewed and updated at least annually with the change recognized in net income. Discount rate assumptions will be updated quarterly with the change recognized in other comprehensive income. Market risk benefits, which are certain market-based options or guarantees associated with deposit or account balance contracts, will be measured at fair value. The periodic change in fair value related to instrument-specific credit risk will be recognized in other comprehensive income while the remaining change in fair value will be recognized in net income. Deferred acquisition costs for all insurance and annuity contracts will be amortized on a constant basis over the expected term of the related contracts. Additional disclosures, including rollforwards of significant insurance and account balances and disclosures about significant inputs, judgments, assumptions and methods used in measurement, are required. The guidance for the liability for future policy benefits for traditional and limited-payment contracts and deferred acquisition costs will be applied on a modified retrospective basis; that is, to contracts in force as of the beginning of the earliest period presented based on their existing carrying amounts. An entity may elect to apply the changes retrospectively. The guidance for market risk benefits will be applied retrospectively. Early adoption is permitted.

January 1, 2021

We are currently evaluating the impact this guidance will have on our consolidated financial statements. We expect this guidance to significantly change how we account for many of our insurance and annuity products.

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
September 30, 2018
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

Implementation costs in a cloud computing arrangement that is a service contract

This authoritative guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  This guidance can be applied either retrospectively or prospectively and early adoption is permitted.

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

	January 1, 2019	We have nearly completed our evaluation of this guidance and do not expect it to have a material impact on our consolidated financial statements.

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

	January 1, 2019	We have nearly completed our evaluation of this guidance and do not expect it to have a material impact on our consolidated financial statements.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters

Nonemployee share-based payment accounting

This authoritative guidance simplifies the accounting for share-based payments to nonemployees by generally aligning it with the accounting for share-based payments to employees. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date, where today the measurement is fixed at performance completion date. The guidance will be applied to equity-classified nonemployee awards for which a measurement date has not been established as of the date of adoption. Early adoption is permitted.

	January 1, 2019	We have nearly completed our evaluation of this guidance and do not expect it to have a material impact on our consolidated financial statements.

Leases

This authoritative guidance requires lessee recognition of lease assets and lease liabilities on the balance sheet. The concept of an operating lease, where the lease assets and liabilities are off balance sheet, is eliminated under the new guidance. For lessors, the guidance modifies lease classification criteria and accounting for certain types of leases. Other key aspects of the guidance relate to the removal of the current real estate-specific guidance and new presentation and disclosure requirements. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes certain optional practical expedients that may be elected. An alternative transition method allows entities to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

January 1, 2019

Our evaluation process includes, but is not limited to, identifying leases that are within the scope of the guidance, reviewing and documenting our accounting for these contracts, implementing system and process changes and determining disclosure impacts.

The guidance requires us to establish a lease asset and liability for our operating leases. As we continue to progress with our implementation process, we believe the impact will not be significant to our consolidated financial statements.

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
September 30, 2018
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
September 30, 2018
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
September 30, 2018
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

Consolidated Statements of Financial Position

	September 30, 2018
			Impact of adopting
			revenue recognition
	As reported	As adjusted (1)	accounting guidance
		(in millions)
Assets
Deferred acquisition costs (2)	$3,671.9	$3,873.3	$(201.4)
Other assets (3)	1,421.3	1,279.9	141.4
Liabilities
Deferred income taxes	911.4	933.3	(21.9)
Stockholders’ equity
Total stockholders’ equity	11,768.7	11,806.8	(38.1)

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

As of September 30, 2018 and December 31, 2017, the separate accounts included a separate account valued at $131.7 million and $170.5 million, respectively, which primarily included shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability to eligible participants of the qualified plan. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

2. Variable Interest Entities

We have relationships with various types of entities which may be VIEs. Certain VIEs are consolidated in our financial results. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Consolidation” for further details of our consolidation accounting policies. We did not provide financial or other support to investees designated as VIEs for the periods ended September 30, 2018 and December 31, 2017.

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
September 30, 2018
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

Assets and Liabilities of Consolidated Variable Interest Entities

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	September 30, 2018		December 31, 2017
	Total	Total	Total	Total
	assets	liabilities	assets	liabilities
	(in millions)
Grantor trusts (1)	$243.1	$230.0	$268.8	$253.1
CMBS	6.9	—	9.4	—
Mandatory retirement savings funds (2)	40,390.3	40,028.6	42,311.4	41,921.4
Real estate (3)	368.5	64.3	387.1	19.5
Sponsored investment funds (4)	257.8	1.6	178.1	1.0
Total	$41,266.6	$40,324.5	$43,154.8	$42,195.0

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
(4)

The assets of sponsored investment funds are primarily fixed maturities and equity securities, which are reported with other investments, and cash. The consolidated statements of financial position included a $75.4 million and $52.4 million redeemable noncontrolling interest for sponsored investment funds as of September 30, 2018 and December 31, 2017, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

Unconsolidated Variable Interest Entities

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

As previously discussed, we sponsor, invest in and have other interests in certain investment funds that are VIEs. We determined we are not the primary beneficiary of the VIEs for which we are the asset manager but do not have a potentially significant variable interest in the funds.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to
	Asset carrying value	loss (1)
	(in millions)
September 30, 2018
Fixed maturities, available-for-sale:
Corporate	$234.2	$221.2
Residential mortgage-backed pass-through securities	2,363.1	2,421.7
Commercial mortgage-backed securities	3,850.2	3,950.5
Collateralized debt obligations	2,368.6	2,376.6
Other debt obligations	6,685.0	6,790.8
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	328.7	328.7
Commercial mortgage-backed securities	14.1	14.1
Collateralized debt obligations	12.0	12.0
Other debt obligations	8.7	8.7
Equity securities	113.5	113.5
Other investments:
Other limited partnership and fund interests (2)	731.9	1,445.1

December 31, 2017
Fixed maturities, available-for-sale:
Corporate	$244.2	$224.5
Residential mortgage-backed pass-through securities	2,523.3	2,493.8
Commercial mortgage-backed securities	3,708.3	3,734.0
Collateralized debt obligations	1,359.3	1,372.1
Other debt obligations	5,646.2	5,645.1
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	366.5	366.5
Commercial mortgage-backed securities	0.7	0.7
Equity securities	77.1	77.1
Other investments:
Other limited partnership and fund interests	797.4	1,438.0

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

(2)         As of September 30, 2018, the maximum exposure to loss for other limited partnership and fund interests includes $144.5 million of debt within certain of our managed international real estate funds that is fully secured by assets whose value exceeds the amount of the debt, but also includes recourse to the investment manager.

Money Market Funds

We are the investment manager for certain money market mutual funds. These types of funds are exempt from assessment under any consolidation model due to a scope exception for money market funds registered under Rule 2a-7 of the Investment Company Act of 1940 or similar funds. As of both September 30, 2018 and December 31, 2017, money market mutual funds we manage held $4.4 billion in total assets. We have no contractual obligation to contribute to these funds; however, we provide support through the waiver of fees and through expense reimbursements. The amount of fees waived and expenses reimbursed was insignificant.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
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
September 30, 2018
(Unaudited)

The amortized cost, gross unrealized gains and losses, other-than-temporary impairments in AOCI and fair value of available-for-sale securities were as follows:

					Other-than-
		Gross	Gross		temporary
	Amortized	unrealized	unrealized		impairments in
	cost	gains	losses	Fair value	AOCI (1)
	(in millions)
September 30, 2018
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,342.4	$5.8	$38.0	$1,310.2	$—
Non-U.S. governments	1,111.1	73.5	12.3	1,172.3	—
States and political subdivisions	6,414.7	160.9	127.4	6,448.2	—
Corporate	35,484.0	1,353.4	633.3	36,204.1	0.4
Residential mortgage-backed pass-through securities	2,421.7	19.9	78.5	2,363.1	—
Commercial mortgage-backed securities	3,950.5	12.4	112.7	3,850.2	39.8
Collateralized debt obligations	2,376.6	0.2	8.2	2,368.6	1.0
Other debt obligations	6,836.6	23.1	129.2	6,730.5	37.9
Total fixed maturities, available-for-sale	$59,937.6	$1,649.2	$1,139.6	$60,447.2	$79.1

December 31, 2017
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,314.5	$44.9	$7.7	$1,351.7	$—
Non-U.S. governments	820.5	84.6	3.6	901.5	—
States and political subdivisions	6,446.1	371.4	15.9	6,801.6	—
Corporate	34,673.0	2,464.2	104.1	37,033.1	0.5
Residential mortgage-backed pass-through securities	2,493.8	50.8	21.3	2,523.3	—
Commercial mortgage-backed securities	3,734.0	32.7	58.4	3,708.3	50.6
Collateralized debt obligations	1,372.1	2.7	15.5	1,359.3	0.3
Other debt obligations	5,708.1	42.0	40.5	5,709.6	41.9
Total fixed maturities, available-for-sale	$56,562.1	$3,093.3	$267.0	$59,388.4	$93.3
Total equity securities, available-for-sale	$94.0	$7.4	$5.4	$96.0

(1)       Excludes $86.2 million and $103.0 million as of September 30, 2018 and December 31, 2017, respectively, of net unrealized gains on impaired fixed maturities, available-for-sale related to changes in fair value subsequent to the impairment date, which are included in gross unrealized gains and gross unrealized losses.

The amortized cost and fair value of fixed maturities, available-for-sale as of September 30, 2018, by expected maturity, were as follows:

	Amortized cost	Fair value
	(in millions)
Due in one year or less	$2,548.9	$2,555.2
Due after one year through five years	11,181.4	11,244.3
Due after five years through ten years	10,316.3	10,251.3
Due after ten years	20,305.6	21,084.0
Subtotal	44,352.2	45,134.8
Mortgage-backed and other asset-backed securities	15,585.4	15,312.4
Total	$59,937.6	$60,447.2

Actual maturities may differ because borrowers may have the right to call or prepay obligations. Our portfolio is diversified by industry, issuer and asset class. Credit concentrations are managed to established limits.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$32.9	$2.1	$37.9	$12.3
Gross losses	(9.5)	(1.6)	(54.7)	(17.1)
Net impairment losses	(3.6)	(16.6)	(22.5)	(59.6)
Hedging, net	(4.7)	(1.2)	(12.7)	(17.2)
Fixed maturities, trading (1)	(0.3)	(3.0)	(13.7)	(1.2)
Equity securities, trading (2)	—	14.8	—	51.2
Equity securities (3)	13.5	—	17.1	—
Mortgage loans	1.3	1.2	4.2	0.9
Derivatives	41.7	(38.1)	13.7	(148.4)
Other (4)	(76.8)	719.0	67.5	743.2
Net realized capital gains (losses)	$(5.5)	$676.6	$36.8	$564.1

(1)       Unrealized gains (losses) on fixed maturities, trading still held at the reporting date were $(3.4) million and $(3.0) million for the three months ended September 30, 2018 and 2017, respectively, and $(16.7) million and $(0.4) million for the nine months ended September 30, 2018 and 2017, respectively.

(2)       Unrealized gains (losses) on equity securities, trading still held at the reporting date were $9.1 million and $36.6 million for the three and nine months ended September 30, 2017, respectively. This excludes $4.9 million and $32.2 million of unrealized gains (losses) on equity securities, trading still held at the reporting date for the three and nine months ended September 30, 2017, respectively, that were reported in net investment income.

(3)       Unrealized gains (losses) on equity securities still held at the reporting date were $8.8 million and $(5.2) million for the three and nine months ended September 30, 2018, respectively. This excludes $9.6 million and $12.8 million of unrealized gains (losses) on equity securities still held at the reporting date for the three and nine months ended September 30, 2018, respectively, that were reported in net investment income.

(4)       See Real Estate Transactions, for further details relating to other gains in 2017.

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $613.3 million and $163.2 million for the three months ended September 30, 2018 and 2017, and $2,351.0 million and $968.6 million for the nine months ended September 30, 2018 and 2017, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
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

Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Fixed maturities, available-for-sale	$(1.4)	$2.6	$(8.3)	$(27.1)
Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities	(1.4)	2.6	(8.3)	(27.1)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from OCI (1)	(2.2)	(19.2)	(14.2)	(32.5)
Net impairment losses on available-for-sale securities	$(3.6)	$(16.6)	$(22.5)	$(59.6)

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
September 30, 2018
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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Beginning balance	$(131.1)	$(154.8)	$(124.3)	$(139.9)
Credit losses for which an other-than-temporary impairment was not previously recognized	(1.2)	—	(11.3)	(14.4)
Credit losses for which an other-than-temporary impairment was previously recognized	(1.2)	(6.5)	(12.9)	(28.7)
Reduction for credit losses previously recognized on fixed maturities now sold, paid down or intended to be sold	12.5	33.6	22.5	50.9
Net reduction for positive changes in cash flows expected to be collected and amortization (1)	2.5	3.3	7.5	7.8
Foreign currency translation adjustment	—	—	—	(0.1)
Ending balance	$(118.5)	$(124.4)	$(118.5)	$(124.4)

(1)         Amounts are recognized in net investment income.

Gross Unrealized Losses for Available-for-Sale Securities

For available-for-sale securities with unrealized losses, including other-than-temporary impairment losses reported in OCI, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2018
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$734.8	$20.9	$343.3	$17.1	$1,078.1	$38.0
Non-U.S. governments	314.1	9.2	80.2	3.1	394.3	12.3
States and political subdivisions	2,947.7	85.0	688.4	42.4	3,636.1	127.4
Corporate	16,519.7	471.4	2,470.9	161.9	18,990.6	633.3
Residential mortgage-backed pass-through securities	997.9	24.5	842.1	54.0	1,840.0	78.5
Commercial mortgage-backed securities	1,741.5	32.6	1,461.2	80.1	3,202.7	112.7
Collateralized debt obligations	1,818.1	3.9	47.1	4.3	1,865.2	8.2
Other debt obligations	3,779.1	54.7	2,097.6	74.5	5,876.7	129.2
Total fixed maturities, available-for-sale	$28,852.9	$702.2	$8,030.8	$437.4	$36,883.7	$1,139.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

Of the total amounts, Principal Life Insurance Company’s (“Principal Life’s”) consolidated portfolio represented $35,846.3 million in available-for-sale fixed maturities with gross unrealized losses of $1,106.5 million. Of the available-for-sale fixed maturities within Principal Life’s consolidated portfolio in a gross unrealized loss position, 97% were investment grade (rated AAA through BBB-) with an average price of 97 (carrying value/amortized cost) as of September 30, 2018. Gross unrealized losses in our fixed maturities portfolio increased during the nine months ended September 30, 2018, primarily due to an increase in interest rates.

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 3,276 securities with a carrying value of $28,160.0 million and unrealized losses of $684.2 million reflecting an average price of 98 as of September 30, 2018. Of this portfolio, 97% was investment grade (rated AAA through BBB-) as of September 30, 2018, with associated unrealized losses of $660.2 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 1,215 securities with a carrying value of $7,686.3 million and unrealized losses of $422.3 million. The average credit rating of this portfolio was AA with an average price of 95 as of September 30, 2018. Of the $422.3 million in unrealized losses, the corporate sector accounts for $148.5 million in unrealized losses with an average price of 94 and an average credit rating of A-. The remaining unrealized losses also include $79.2 million within the commercial mortgage-backed securities sector with an average price of 95 and an average credit rating of AA+. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be at maturity, we did not consider these investments to be other-than-temporarily impaired as of September 30, 2018.

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
September 30, 2018
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

	September 30, 2018	December 31, 2017
	(in millions)
Net unrealized gains on fixed maturities, available-for-sale (1)	$553.9	$2,898.5
Noncredit component of impairment losses on fixed maturities, available-for-sale	(79.1)	(93.3)
Net unrealized gains on equity securities, available-for-sale	—	2.0
Adjustments for assumed changes in amortization patterns	3.4	(150.6)
Adjustments for assumed changes in policyholder liabilities	(318.1)	(645.5)
Net unrealized gains on derivative instruments	109.8	108.2
Net unrealized gains on equity method subsidiaries and noncontrolling interest adjustments	39.8	31.3
Provision for deferred income taxes	(65.4)	(695.5)
Net unrealized gains on available-for-sale securities and derivative instruments	$244.3	$1,455.1

(1)         Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
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

	September 30, 2018	December 31, 2017
	(in millions)
Commercial mortgage loans	$13,595.3	$12,897.3
Residential mortgage loans	1,353.5	1,285.9
Total amortized cost	14,948.8	14,183.2

Valuation allowance	(29.1)	(32.7)
Total carrying value	$14,919.7	$14,150.5

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. Mortgage loans purchased and sold were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Commercial mortgage loans:
Purchased	$34.1	$41.2	$34.1	$97.2
Sold	—	—	1.6	—
Residential mortgage loans:
Purchased	87.4	68.4	292.2	222.8
Sold	9.6	17.5	60.9	47.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on stabilized properties. Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	September 30, 2018		December 31, 2017
	Amortized	Percent	Amortized	Percent
	cost	of total	cost	of total
	($ in millions)
Geographic distribution
New England	$644.4	4.7%	$591.8	4.6%
Middle Atlantic	3,932.0	29.0	3,623.0	28.1
East North Central	612.5	4.5	675.2	5.2
West North Central	168.1	1.2	174.9	1.4
South Atlantic	2,182.1	16.1	2,325.3	18.0
East South Central	400.1	2.9	375.7	2.9
West South Central	1,134.2	8.3	1,072.4	8.3
Mountain	992.8	7.3	1,039.3	8.1
Pacific	3,336.3	24.6	2,849.0	22.1
International	192.8	1.4	170.7	1.3
Total	$13,595.3	100.0%	$12,897.3	100.0%

Property type distribution
Office	$4,593.0	33.8%	$4,700.2	36.4%
Retail	2,429.0	17.9	2,612.7	20.3
Industrial	2,220.8	16.3	1,881.5	14.6
Apartments	3,967.5	29.2	3,301.9	25.6
Hotel	100.7	0.7	130.9	1.0
Mixed use/other	284.3	2.1	270.1	2.1
Total	$13,595.3	100.0%	$12,897.3	100.0%

Our residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $17.1 million and $23.0 million and first lien mortgages with an amortized cost of $1,336.4 million and $1,262.9 million as of September 30, 2018 and December 31, 2017, respectively. Our residential home equity mortgages are concentrated in the United States and are generally second lien mortgages comprised of closed-end loans and lines of credit. Our first lien loans are concentrated in Chile and the United States.

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
September 30, 2018
(Unaudited)

The amortized cost of our commercial mortgage loan portfolio by credit risk, as determined by our internal rating system expressed in terms of an S&P bond equivalent rating, was as follows:

	September 30, 2018
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$12,411.2	$120.8	$12,532.0
BBB+ thru BBB-	929.4	75.7	1,005.1
BB+ thru BB-	52.3	—	52.3
B+ and below	5.8	0.1	5.9
Total	$13,398.7	$196.6	$13,595.3

	December 31, 2017
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$11,636.2	$129.0	$11,765.2
BBB+ thru BBB-	934.1	102.4	1,036.5
BB+ thru BB-	89.0	—	89.0
B+ and below	6.3	0.3	6.6
Total	$12,665.6	$231.7	$12,897.3

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

The amortized cost of our performing and non-performing residential mortgage loans was as follows:

	September 30, 2018
	Home equity	First liens	Total
	(in millions)
Performing	$12.1	$1,320.2	$1,332.3
Non-performing	5.0	16.2	21.2
Total	$17.1	$1,336.4	$1,353.5

	December 31, 2017
	Home equity	First liens	Total
	(in millions)
Performing	$16.5	$1,251.4	$1,267.9
Non-performing	6.5	11.5	18.0
Total	$23.0	$1,262.9	$1,285.9

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

The amortized cost of mortgage loans on non-accrual status was as follows:

	September 30, 2018	December 31, 2017
	(in millions)
Residential:
Home equity	$5.0	$6.5
First liens	11.2	3.9
Total	$16.2	$10.4

The aging of our mortgage loans, based on amortized cost, was as follows:

	September 30, 2018
							Recorded
							investment
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total loans	accruing
	(in millions)
Commercial-brick and mortar	$—	$—	$—	$—	$13,398.7	$13,398.7	$—
Commercial-CTL	—	—	—	—	196.6	196.6	—
Residential-home equity	1.0	0.4	0.4	1.8	15.3	17.1	—
Residential-first liens	33.6	7.8	15.5	56.9	1,279.5	1,336.4	5.0
Total	$34.6	$8.2	$15.9	$58.7	$14,890.1	$14,948.8	$5.0

	December 31, 2017
							Recorded
							investment
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total loans	accruing
	(in millions)
Commercial-brick and mortar	$—	$—	$—	$—	$12,665.6	$12,665.6	$—
Commercial-CTL	—	—	—	—	231.7	231.7	—
Residential-home equity	1.9	0.7	0.8	3.4	19.6	23.0	—
Residential-first liens	37.2	7.9	10.6	55.7	1,207.2	1,262.9	7.6
Total	$39.1	$8.6	$11.4	$59.1	$14,124.1	$14,183.2	$7.6

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

September 30, 2018

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

A rollforward of our valuation allowance and ending balances of the allowance and loan balance by basis of impairment method was as follows:

	For the three months ended September 30, 2018
	Commercial	Residential	Total
	(in millions)
Beginning balance	$25.8	$4.3	$30.1
Provision	(0.5)	(0.9)	(1.4)
Charge-offs	—	(0.3)	(0.3)
Recoveries	—	0.7	0.7
Ending balance	$25.3	$3.8	$29.1

	For the nine months ended September 30, 2018
	Commercial	Residential	Total
	(in millions)
Beginning balance	$25.8	$6.9	$32.7
Provision	(0.5)	(3.7)	(4.2)
Charge-offs	—	(1.9)	(1.9)
Recoveries	—	2.5	2.5
Ending balance	$25.3	$3.8	$29.1

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$—	$1.9	$1.9
Collectively evaluated for impairment	25.3	1.9	27.2
Allowance ending balance	$25.3	$3.8	$29.1

Loan balance by basis of impairment method:
Individually evaluated for impairment	$—	$10.9	$10.9
Collectively evaluated for impairment	13,595.3	1,342.6	14,937.9
Loan ending balance	$13,595.3	$1,353.5	$14,948.8

	For the three months ended September 30, 2017
	Commercial	Residential	Total
	(in millions)
Beginning balance	$28.0	$16.6	$44.6
Provision	0.1	(1.2)	(1.1)
Charge-offs	—	(1.2)	(1.2)
Recoveries	—	1.4	1.4
Ending balance	$28.1	$15.6	$43.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

September 30, 2018

(Unaudited)

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

	September 30, 2018
		Unpaid
	Recorded	principal	Related
	investment	balance	allowance
	(in millions)
With no related allowance recorded:
Residential-first liens	$1.1	$1.0	$—
With an allowance recorded:
Residential-home equity	6.1	7.2	1.7
Residential-first liens	3.7	3.7	0.2
Total:
Residential	$10.9	$11.9	$1.9

	December 31, 2017
		Unpaid
	Recorded	principal	Related
	investment	balance	allowance
	(in millions)
With no related allowance recorded:
Residential-first liens	$0.9	$0.8	$—
With an allowance recorded:
Residential-home equity	7.6	8.6	4.3
Residential-first liens	4.0	4.0	0.2
Total:
Residential	$12.5	$13.4	$4.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

September 30, 2018

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2018		September 30, 2018
	Average		Average
	recorded	Interest income	recorded	Interest income
	investment	recognized	investment	recognized
	(in millions)
With no related allowance recorded:
Residential-first liens	$0.9	$—	$1.0	$—
With an allowance recorded:
Residential-home equity	6.4	—	6.9	0.1
Residential-first liens	3.7	—	3.9	0.1
Total:
Residential	$11.0	$—	$11.8	$0.2

	For the three months ended		For the nine months ended
	September 30, 2017		September 30, 2017
	Average		Average
	recorded	Interest income	recorded	Interest income
	investment	recognized	investment	recognized
	(in millions)
With no related allowance recorded:
Residential-first liens	$0.6	$—	$1.1	$—
With an allowance recorded:
Residential-home equity	8.4	0.1	10.6	0.2
Residential-first liens	4.1	—	4.4	0.1
Total:
Residential	$13.1	$0.1	$16.1	$0.3

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

The following table includes information about outstanding loans that were modified and met the criteria of a TDR during the periods indicated. In addition, the table includes information for loans that were modified and met the criteria of a TDR within the past twelve months that were in payment default during the periods indicated. We did not have any loans that were modified and met the criteria of a TDR for the three months ended September 30, 2018.

	For the three months ended September 30, 2017
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Residential-home equity	3	$0.1	—	$—
Residential-first liens	1	0.1	—	—
Total	4	$0.2	—	$—

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

September 30, 2018
(Unaudited)

	For the nine months ended September 30, 2018
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

Securities Posted as Collateral

As of September 30, 2018 and December 31, 2017, we posted $3,783.1 million and $2,807.4 million, respectively, in commercial mortgage loans and residential first lien mortgages to satisfy collateral requirements associated with our obligation under funding agreements with Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, as of September 30, 2018 and December 31, 2017, we posted $2,248.4 million and $2,486.2 million, respectively, in fixed maturities, available-for-sale and trading securities to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant (“FCM”) agreements, a lending arrangement and our obligation under funding agreements with FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as mortgage loans, fixed maturities, available-for-sale and fixed maturities, trading, respectively, on our consolidated statements of financial position. Of the securities posted as collateral, as of September 30, 2018 and December 31, 2017, $179.1 million and $173.3 million, respectively, could be sold or repledged by the secured party.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

September 30, 2018

(Unaudited)

Balance Sheet Offsetting

Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	assets (1)	instruments (2)	received	Net amount
	(in millions)
September 30, 2018
Derivative assets	$172.5	$(84.2)	$(79.3)	$9.0
Reverse repurchase agreements	52.8	—	(52.8)	—
Total	$225.3	$(84.2)	$(132.1)	$9.0
December 31, 2017
Derivative assets	$287.0	$(116.3)	$(149.5)	$21.2
Reverse repurchase agreements	17.6	—	(17.6)	—
Total	$304.6	$(116.3)	$(167.1)	$21.2

(1)         The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents, respectively, on the consolidated statements of financial position. The above excludes $12.6 million and $17.0 million of derivative assets as of September 30, 2018 and December 31, 2017, respectively, that are not subject to master netting agreements or similar agreements. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.

(2)         Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	liabilities (1)	instruments (2)	pledged	Net amount
	(in millions)
September 30, 2018
Derivative liabilities	$257.1	$(84.2)	$(153.9)	$19.0
Total	$257.1	$(84.2)	$(153.9)	$19.0
December 31, 2017
Derivative liabilities	$272.5	$(116.3)	$(143.5)	$12.7
Total	$272.5	$(116.3)	$(143.5)	$12.7

(1)         The gross amount of recognized derivative liabilities are reported with other liabilities on the consolidated statements of financial position. The above excludes $151.3 million and $415.6 million of derivative liabilities as of September 30, 2018 and December 31, 2017, respectively, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amount of recognized repurchase agreement liabilities are reported with short-term debt on the consolidated statements of financial position. The gross amounts of derivative and repurchase agreement liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.

(2)         Represents amount of offsetting derivative assets that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative liabilities for presentation on the consolidated statements of financial position.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

September 30, 2018

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

September 30, 2018

(Unaudited)

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

Foreign Exchange Contracts

Foreign currency risk is the risk we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises from foreign currency-denominated funding agreements issued to nonqualified institutional investors in the international market, foreign currency-denominated fixed maturity and equity securities, and our international operations, including expected cash flows and potential acquisition and divestiture activity. We use various derivatives to manage our exposure to fluctuations in foreign currency exchange rates.

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

September 30, 2018

(Unaudited)

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

September 30, 2018

(Unaudited)

legally characterized as settlement of the derivative exposure, which reduces their fair value in the consolidated statements of financial position.

We posted $203.6 million and $195.0 million in cash and securities under collateral arrangements as of September 30, 2018 and December 31, 2017, respectively, to satisfy collateral and initial margin requirements associated with our derivative credit support agreements and FCM agreements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of September 30, 2018 and December 31, 2017, was $233.2 million and $280.4 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral triggers, we posted collateral and initial margin of $203.6 million and $195.0 million as of September 30, 2018 and December 31, 2017, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2018, we would be required to post an additional $20.6 million of collateral to our counterparties.

As of September 30, 2018 and December 31, 2017, we had received $61.6 million and $124.7 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

September 30, 2018

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

	September 30, 2018	December 31, 2017
	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$35,538.7	$23,543.4
Interest rate options	1,127.0	657.0
Interest rate futures	172.5	236.5
Swaptions	—	14.0
Foreign exchange contracts:
Currency forwards	948.8	915.5
Currency swaps	844.5	888.6
Currency options	617.6	583.6
Equity contracts:
Equity options	2,428.9	3,649.4
Equity futures	116.6	357.8
Credit contracts:
Credit default swaps	500.0	668.5
Other contracts:
Embedded derivatives	9,597.7	9,402.3
Total notional amounts at end of period	$51,892.3	$40,916.6

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$84.8	$163.4
Interest rate options	9.8	19.8
Foreign exchange contracts:
Currency swaps	69.2	79.1
Currency forwards	1.7	24.3
Currency options	2.1	1.6
Equity contracts:
Equity options	20.9	18.2
Credit contracts:
Credit default swaps	2.7	5.0
Total gross credit exposure	191.2	311.4
Less: collateral received	103.5	159.7
Net credit exposure	$87.7	$151.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

September 30, 2018

(Unaudited)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$—	$—	$13.4	$22.9
Foreign exchange contracts	37.4	39.6	24.3	36.3
Total derivatives designated as hedging instruments	$37.4	$39.6	$37.7	$59.2

Derivatives not designated as hedging instruments
Interest rate contracts	$87.4	$175.2	$40.3	$33.6
Foreign exchange contracts	36.8	66.2	38.9	26.3
Equity contracts	20.9	18.2	141.7	154.1
Credit contracts	2.6	4.8	1.7	1.5
Other contracts	—	—	148.1	413.4
Total derivatives not designated as hedging instruments	147.7	264.4	370.7	628.9

Total derivative instruments	$185.1	$304.0	$408.4	$688.1

(1)   The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.

(2)   The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivatives with a net (asset) liability fair value of $(81.9) million and $160.3 million as of September 30, 2018 and December 31, 2017, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also may have purchased credit protection with identical underlyings to certain of our sold protection transactions. As of September 30, 2018 and December 31, 2017, we did not purchase credit protection relating to our sold protection transactions. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

September 30, 2018

(Unaudited)

The following tables show our credit default swap protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	September 30, 2018
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
		(in millions)
Single name credit default swaps
Corporate debt
AAA	$30.0	$0.1	$30.0	0.5
A	15.0	0.2	15.0	1.2
BBB	255.0	0.9	255.0	1.6
B	20.0	(0.3)	20.0	1.1
Government/municipalities
AA	20.0	0.2	20.0	1.2
Sovereign
A	10.0	0.1	10.0	1.0
BBB	55.0	0.7	55.0	1.6
Total credit default swap protection sold	$405.0	$1.9	$405.0	1.4

	December 31, 2017
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
		(in millions)
Single name credit default swaps
Corporate debt
AAA	$30.0	$0.3	$30.0	1.2
AA	30.0	0.1	30.0	0.5
A	105.0	0.5	105.0	0.6
BBB	255.0	2.5	255.0	1.3
B	20.0	(0.5)	20.0	1.8
Government/municipalities
AA	20.0	0.3	20.0	2.0
Sovereign
A	10.0	0.2	10.0	1.7
BBB	55.0	0.8	55.0	2.3
Total credit default swap protection sold	$525.0	$4.2	$525.0	1.3

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
September 30, 2018
(Unaudited)

The following table shows the effect of derivatives in fair value hedging relationships and the related hedged items on the consolidated statements of operations. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

				Amount of loss
	Amount of gain			recognized in net income on
	recognized in net income on			related hedged item for the
	derivatives for the three months			three months ended
Derivatives in fair value hedging	ended September 30, (1)		Hedged items in fair value	September 30, (1)
relationships	2018	2017	hedging relationships	2018	2017
	(in millions)			(in millions)
Interest rate contracts	$2.3	$1.1	Fixed maturities, available-for-sale	$(2.4)	$(1.1)
Interest rate contracts	—	0.1	Investment contracts	—	(0.1)
Total	$2.3	$1.2	Total	$(2.4)	$(1.2)

				Amount of gain (loss)
	Amount of gain (loss)			recognized in net income
	recognized in net income on			on related hedged item
	derivatives for the nine months			for the nine months
Derivatives in fair value hedging	ended September 30, (1)		Hedged items in fair value	ended September 30, (1)
relationships	2018	2017	hedging relationships	2018	2017
	(in millions)			(in millions)
Interest rate contracts	$9.9	$2.1	Fixed maturities, available-for-sale	$(10.2)	$(2.4)
Interest rate contracts	—	(0.6)	Investment contracts	—	0.6
Total	$9.9	$1.5	Total	$(10.2)	$(1.8)

(1)         The gain (loss) on both derivatives and hedged items in fair value relationships is reported in net realized capital gains (losses) on the consolidated statements of operations. The net amount represents the ineffective portion of our fair value hedges.

The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in fair value hedging relationships.

	Amount of gain (loss) for the three		Amount of gain (loss) for the
	months ended September 30,		nine months ended September 30,
Hedged item	2018	2017	2018	2017
	(in millions)
Fixed maturities, available-for-sale (1)	$(1.2)	$(2.4)	$(4.9)	$(8.1)
Investment contracts (2)	—	0.1	—	0.9

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

The maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 1.8 years. As of September 30, 2018, we had $0.0 million of net gains reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from AOCI into net income. We reclassified $0.2 million and $0.0 million from AOCI into net realized capital gains (losses) as a result of the determination that hedged cash flows were probable of not occurring during the nine months ended September 30, 2018 and 2017, respectively.

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of operations and consolidated statements of financial position. All gains or losses on derivatives were included in the assessment of hedge effectiveness.

		Amount of gain (loss)			Amount of gain (loss)
		recognized in AOCI on			reclassified from AOCI on
		derivatives (effective portion)		Location of gain (loss)	derivatives (effective portion)
Derivatives in cash		for the three months ended		reclassified from AOCI	for the three months ended
flow hedging		September 30,		into net income	September 30,
relationships	Related hedged item	2018	2017	(effective portion)	2018	2017
		(in millions)			(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$2.4	$(5.1)	Net investment income	$5.1	$5.4
Interest rate contracts	Debt	—	—	Operating expense	(2.7)	(2.8)
Foreign exchange contracts	Fixed maturities, available-for-sale	(3.2)	(17.1)	Net realized capital gains (losses)	2.3	(0.1)
Total		$(0.8)	$(22.2)	Total	$4.7	$2.5

		Amount of gain (loss)			Amount of gain (loss)
		recognized in AOCI on			reclassified from AOCI on
		derivatives (effective portion)		Location of gain (loss)	derivatives (effective portion)
Derivatives in cash		for the nine months ended		reclassified from AOCI	for the nine months ended
flow hedging		September 30,		into net income	September 30,
relationships	Related hedged item	2018	2017	(effective portion)	2018	2017
		(in millions)			(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$32.6	$(44.2)	Net investment income	$15.8	$15.7
				Net realized capital losses	—	(0.7)
Interest rate contracts	Debt	—	—	Operating expense	(7.9)	(8.0)
Foreign exchange contracts	Fixed maturities, available-for-sale	5.2	(46.7)	Net realized capital gains	2.5	14.0
Foreign exchange contracts	Investment contracts	(0.1)	0.1	Benefits, claims and settlement expenses	—	—
Total		$37.7	$(90.8)	Total	$10.4	$21.0

The following table shows the periodic settlements on interest rate contracts and foreign exchange contracts in cash flow hedging relationships.

	Amount of gain (loss) for the		Amount of gain (loss) for the
	three months ended September 30,		nine months ended September 30,
Hedged item	2018	2017	2018	2017
	(in millions)
Fixed maturities, available-for-sale (1)	$1.5	$1.9	$4.6	$5.3
Investment contracts (2)	—	(0.1)	(0.1)	(1.0)

(1)         Reported in net investment income on the consolidated statements of operations.

(2)         Reported in benefits, claims and settlement expenses on the consolidated statements of operations.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

The ineffective portion of our cash flow hedges is reported in net realized capital gains (losses) on the consolidated statements of operations. The net gain (loss) resulting from the ineffective portion of derivatives in cash flow hedging relationships was $0.0 million and $0.0 million for the three months ended September 30, 2018 and 2017, respectively. The net gain (loss) resulting from the ineffective portion of derivatives in cash flow hedging relationships was $0.0 million and $0.0 million for the nine months ended September 30, 2018 and 2017, respectively.

We expect to reclassify net gains of $16.7 million from AOCI into net income in the next 12 months, which includes net deferred gains on discontinued hedges and net losses on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

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

	Amount of gain (loss) recognized in		Amount of gain (loss) recognized in
	net income on derivatives for the		net income on derivatives for the
	three months ended September 30,		nine months ended September 30,
Derivatives not designated as hedging instruments	2018	2017	2018	2017
	(in millions)
Interest rate contracts	$(33.6)	$(2.0)	$(101.4)	$(46.2)
Foreign exchange contracts	(6.4)	28.7	(21.8)	47.0
Equity contracts	(46.1)	(63.8)	(104.3)	(162.5)
Credit contracts	—	(3.7)	1.3	(16.1)
Other contracts	122.2	8.1	238.0	33.9
Total	$36.1	$(32.7)	$11.8	$(143.9)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

5. Insurance Liabilities

Liability for Unpaid Claims

The liability for unpaid claims is reported in future policy benefits and claims within our consolidated statements of financial position. Activity associated with unpaid claims was as follows:

	For the nine months ended September 30,
	2018	2017
	(in millions)
Balance at beginning of period	$2,130.5	$2,001.3
Less reinsurance recoverable	375.8	340.3
Net balance at beginning of period	1,754.7	1,661.0
Incurred:
Current year	939.6	867.2
Prior years	11.1	42.2
Total incurred	950.7	909.4
Payments:
Current year	582.6	527.8
Prior years	301.4	318.3
Total payments	884.0	846.1
Net balance at end of period	1,821.4	1,724.3
Plus reinsurance recoverable	390.9	369.9
Balance at end of period	$2,212.3	$2,094.2

Amounts not included in the rollforward above:
Claim adjustment expense liabilities	$54.1	$50.5

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
September 30, 2018
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

7. Income Taxes

Effective Income Tax Rate

Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
U.S. corporate income tax rate	21%	35%	21%	35%
Impact of the Tax Cuts and Jobs Act	(2)	—	(3)	—
Dividends received deduction	(3)	(4)	(3)	(7)
Tax credits	(2)	(2)	(3)	(2)
Impact of equity method presentation	—	(1)	(1)	(2)
Local country permanent tax adjustments	3	(1)	1	(1)
State income taxes	2	4	1	2
Other	—	(1)	1	(1)
Effective income tax rate	19%	30%	14%	24%

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

The effects of tax legislation on deferred taxes are recognized in the period of enactment. The primary impact on our fourth quarter 2017 financial results was associated with the effect of reducing the U.S. statutory tax rate from 35% to 21% on our deferred tax balances as of December 31, 2017, and a one-time deemed repatriation tax on certain unremitted earnings of foreign subsidiaries. The effects of the U.S. tax reform were reflected in the December 2017 financial statements as determined or as reasonably estimated provisional amounts based on available information subject to interpretation in accordance with the SEC’s Staff Accounting Bulletin No. 118 (“SAB 118”). SAB 118 provides guidance on accounting for the effects of the U.S. tax reform where our determinations are incomplete but we are able to determine a reasonable estimate. A final determination is required to be made within a measurement period not to extend beyond one year from the enactment date of the U.S. tax reform. The provisional amounts were primarily associated with estimation of the one-time deemed repatriation tax considering complexity, as well as limited and changing technical tax guidance. Further, the provisional amounts also apply in regard to other potential technical interpretations of accounting and taxing authorities related to elements of the U.S. tax reform subject to change. Proposed regulations were issued on August 1, 2018, regarding the 2017 provision for the one-time deemed repatriation tax. The regulations clarified the calculation of the repatriation tax, resulting in a $5.4 million increase to our provisional estimate of income tax expense during both the three and nine months ended September 30, 2018.

Unrecognized Tax Benefits

Our changes in unrecognized tax benefits were as follows:

	For the nine months ended	For the year ended
	September 30, 2018	December 31, 2017
	(in millions)
Balance at beginning of period	$194.1	$207.8
Additions based on tax positions related to the current year	0.8	7.2
Additions for tax positions of prior years	47.2	20.2
Reductions for tax positions related to the current year	(10.3)	(3.3)
Reductions for tax positions of prior years	—	(1.1)
Settlements	(162.8)	(36.7)
Balance at end of period (1)	$69.0	$194.1

(1)         Of this amount, $4.8 million, if recognized, would reduce the 2018 effective income tax rate. We recognize interest and penalties related to uncertain tax positions in operating expenses within the consolidated statements of operations.

As of September 30, 2018 and December 31, 2017, we had recognized $1.2 million and $125.5 million of accumulated pre-tax interest and penalties related to unrecognized tax benefits, respectively. During the nine months ended September 30, 2018, settlement agreements applicable to tax years 1995 to 2003 were executed with the Department of Justice, as previously approved by the Joint Committee of Taxation in August 2017. We do not expect the final determination of these unrecognized tax benefits to have a material impact on our net income.

8. Employee and Agent Benefits

Components of Net Periodic Benefit Cost

			Other postretirement
	Pension benefits		benefits
	For the three months ended		For the three months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Service cost	$18.3	$16.7	$—	$—
Interest cost	29.8	31.1	0.9	1.0
Expected return on plan assets	(39.2)	(36.0)	(8.4)	(7.0)
Amortization of prior service benefit	(0.8)	(0.6)	(3.5)	(8.6)
Recognized net actuarial (gain) loss	17.0	17.0	(0.4)	(0.1)
Net periodic benefit cost (income)	$25.1	$28.2	$(11.4)	$(14.7)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

			Other postretirement
	Pension benefits		benefits
	For the nine months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Service cost	$54.8	$50.3	$—	$0.1
Interest cost	89.6	93.3	2.6	3.0
Expected return on plan assets	(117.7)	(108.1)	(25.2)	(20.7)
Amortization of prior service benefit	(2.5)	(1.7)	(10.4)	(25.9)
Recognized net actuarial (gain) loss	50.8	51.0	(1.1)	(0.1)
Net periodic benefit cost (income)	$75.0	$84.8	$(34.1)	$(43.6)

The components of net periodic benefit cost including the service cost component are included in operating expenses on the consolidated statements of operations.

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. It is too early to determine, but we do not anticipate that we will be required to fund a minimum required contribution under ERISA. Regardless, it is possible that we may fund the qualified and nonqualified pension plans in 2018 for a combined total of up to $200.0 million. During the three and nine months ended September 30, 2018, we contributed $92.4 million and $182.2 million to these plans, respectively.

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

As of September 30, 2018, we had no litigation or regulatory contingencies for which we believe disclosure is appropriate.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. The terms of these agreements range in duration and often are not explicitly defined. The maximum exposure under these agreements as of September 30, 2018, was approximately $131.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore,

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period. Furthermore, in connection with our P-Caps contingent funding agreements, we are required to purchase any principal and interest strips of U.S. Treasury securities that are due and not paid from the associated unconsolidated trusts. The maximum exposure under these agreements as of September 30, 2018, was $750.0 million. See Note 6, Long-Term Debt, for further details.

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

10. Stockholders’ Equity

Reconciliation of Outstanding Common Shares

	For the nine months ended September 30,
	2018	2017
	(in millions)
Beginning balance	289.0	287.7
Shares issued	2.3	4.3
Treasury stock acquired	(7.7)	(3.5)
Ending balance	283.6	288.5

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

Other Comprehensive Income (Loss)

	For the three months ended			For the nine months ended
	September 30, 2018			September 30, 2018
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized losses on available-for-sale securities during the period	$(282.9)	$54.4	$(228.5)	$(2,364.4)	$492.9	$(1,871.5)
Reclassification adjustment for (gains) losses included in net income (1)	(19.7)	7.0	(12.7)	27.5	(3.0)	24.5
Adjustments for assumed changes in amortization patterns	12.1	(2.5)	9.6	152.5	(32.0)	120.5
Adjustments for assumed changes in policyholder liabilities	41.7	(9.3)	32.4	322.4	(66.7)	255.7
Net unrealized losses on available- for-sale securities	(248.8)	49.6	(199.2)	(1,862.0)	391.2	(1,470.8)

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	2.2	(0.4)	1.8	14.2	(3.0)	11.2
Adjustments for assumed changes in amortization patterns	0.3	(0.1)	0.2	1.6	(0.3)	1.3
Adjustments for assumed changes in policyholder liabilities	—	—	—	(0.5)	0.1	(0.4)
Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	2.5	(0.5)	2.0	15.3	(3.2)	12.1

Net unrealized gains on derivative instruments during the period	3.7	2.8	6.5	12.2	1.0	13.2
Reclassification adjustment for gains included in net income (3)	(4.9)	0.8	(4.1)	(10.6)	1.7	(8.9)
Adjustments for assumed changes in amortization patterns	(1.0)	0.2	(0.8)	(0.1)	—	(0.1)
Adjustments for assumed changes in policyholder liabilities	1.3	(0.2)	1.1	5.5	(1.1)	4.4
Net unrealized gains on derivative instruments	(0.9)	3.6	2.7	7.0	1.6	8.6

Foreign currency translation adjustment	(32.4)	9.5	(22.9)	(212.5)	19.3	(193.2)

Amortization of amounts included in net periodic benefit cost (4)	12.3	(3.6)	8.7	36.8	(10.6)	26.2
Net unrecognized postretirement benefit obligation	12.3	(3.6)	8.7	36.8	(10.6)	26.2

Other comprehensive loss	$(267.3)	$58.6	$(208.7)	$(2,015.4)	$398.3	$(1,617.1)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

	For the three months ended			For the nine months ended
	September 30, 2017			September 30, 2017
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized gains on available-for-sale securities during the period	$137.3	$(52.6)	$84.7	$1,044.2	$(365.9)	$678.3
Reclassification adjustment for losses included in net income (1)	0.3	0.2	0.5	49.9	(17.0)	32.9
Adjustments for assumed changes in amortization patterns	(0.2)	(0.1)	(0.3)	(48.4)	16.9	(31.5)
Adjustments for assumed changes in policyholder liabilities	(23.7)	8.9	(14.8)	(167.2)	56.6	(110.6)
Net unrealized gains on available- for-sale securities	113.7	(43.6)	70.1	878.5	(309.4)	569.1

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	19.2	(5.1)	14.1	32.5	(9.8)	22.7
Adjustments for assumed changes in amortization patterns	(1.0)	0.4	(0.6)	(2.1)	0.8	(1.3)
Adjustments for assumed changes in policyholder liabilities	(0.2)	—	(0.2)	(0.6)	0.2	(0.4)
Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	18.0	(4.7)	13.3	29.8	(8.8)	21.0

Net unrealized losses on derivative instruments during the period	(17.0)	5.9	(11.1)	(32.5)	11.1	(21.4)
Reclassification adjustment for gains included in net income (3)	(2.5)	0.8	(1.7)	(21.0)	7.2	(13.8)
Adjustments for assumed changes in amortization patterns	0.6	(0.2)	0.4	2.6	(0.9)	1.7
Adjustments for assumed changes in policyholder liabilities	1.9	(0.6)	1.3	6.3	(2.1)	4.2
Net unrealized losses on derivative instruments	(17.0)	5.9	(11.1)	(44.6)	15.3	(29.3)

Foreign currency translation adjustment	95.7	(7.1)	88.6	155.3	(4.0)	151.3

Amortization of amounts included in net periodic benefit cost (4)	7.7	(3.5)	4.2	23.3	(10.5)	12.8
Net unrecognized postretirement benefit obligation	7.7	(3.5)	4.2	23.3	(10.5)	12.8

Other comprehensive income	$218.1	$(53.0)	$165.1	$1,042.3	$(317.4)	$724.9

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

Accumulated Other Comprehensive Income (Loss)

		Noncredit
	Net unrealized	component of	Net unrealized	Foreign	Unrecognized	Accumulated
	gains on	impairment losses	gains	currency	postretirement	other
	available-for-sale	on fixed maturities	on derivative	translation	benefit	comprehensive
	securities	available-for-sale	instruments	adjustment	obligation	income (loss)
	(in millions)

Balances as of January 1, 2017	$831.2	$(89.5)	$85.3	$(1,093.8)	$(408.4)	$(675.2)
Other comprehensive income during the period, net of adjustments	536.2	—	(15.5)	148.6	—	669.3
Amounts reclassified from AOCI	32.9	21.0	(13.8)	—	12.8	52.9
Other comprehensive income	569.1	21.0	(29.3)	148.6	12.8	722.2
Balances as of September 30, 2017	$1,400.3	$(68.5)	$56.0	$(945.2)	$(395.6)	$47.0

Balances as of January 1, 2018	$1,470.7	$(58.3)	$42.7	$(918.5)	$(371.1)	$165.5
Other comprehensive loss during the period, net of adjustments	(1,495.3)	—	17.5	(189.8)	—	(1,667.6)
Amounts reclassified from AOCI	24.5	12.1	(8.9)	—	26.2	53.9
Other comprehensive loss	(1,470.8)	12.1	8.6	(189.8)	26.2	(1,613.7)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(1.6)	—	(1.6)
Effects of implementation of accounting change related to equity investments, net	(1.0)	—	—	—	—	(1.0)
Effects of implementation of accounting change related to revenue recognition, net	—	—	—	25.6	—	25.6
Effects of implementation of accounting change related to the reclassification of certain tax effects, net	249.8	(15.2)	5.7	(81.8)	(80.9)	77.6
Balances as of September 30, 2018	$248.7	$(61.4)	$57.0	$(1,166.1)	$(425.8)	$(1,347.6)

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
September 30, 2018
(Unaudited)

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

Following is a reconciliation of the changes in the redeemable noncontrolling interest (in millions):

Balance as of January 1, 2017	$97.5
Net income attributable to redeemable noncontrolling interest	6.9
Redeemable noncontrolling interest of deconsolidated entities (1)	(1.4)
Contributions from redeemable noncontrolling interest	54.5
Distributions to redeemable noncontrolling interest	(28.2)
Purchase of subsidiary shares from redeemable noncontrolling interest	(4.4)
Change in redemption value of redeemable noncontrolling interest	2.8
Other comprehensive income attributable to redeemable noncontrolling interest	1.4
Balance as of September 30, 2017	$129.1

Balance as of January 1, 2018	$101.3
Net income attributable to redeemable noncontrolling interest	4.1
Redeemable noncontrolling interest of deconsolidated entities (1)	(9.7)
Contributions from redeemable noncontrolling interest	89.0
Distributions to redeemable noncontrolling interest	(24.8)
Purchase of subsidiary shares from redeemable noncontrolling interest	(7.1)
Change in redemption value of redeemable noncontrolling interest	(2.7)
Stock-based compensation attributable to redeemable noncontrolling interest	0.1
Other comprehensive loss attributable to redeemable noncontrolling interest	(1.7)
Balance as of September 30, 2018	$148.5

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
September 30, 2018
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

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of September 30, 2018, less than 1% of our total fixed maturities were Level 3 securities valued using internal pricing models.

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
September 30, 2018
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
September 30, 2018
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
September 30, 2018
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2018
	Assets/	Amount
	(liabilities)	measured at	Fair value hierarchy level
	measured at	net asset
	fair value	value (5)	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,310.2	$—	$898.0	$412.2	$—
Non-U.S. governments	1,172.3	—	3.0	1,164.4	4.9
States and political subdivisions	6,448.2	—	—	6,448.2	—
Corporate	36,204.1	—	19.5	36,119.9	64.7
Residential mortgage-backed securities	2,363.1	—	—	2,363.1	—
Commercial mortgage-backed securities	3,850.2	—	—	3,840.4	9.8
Collateralized debt obligations	2,368.6	—	—	2,250.0	118.6
Other debt obligations	6,730.5	—	—	6,682.1	48.4
Total fixed maturities, available-for-sale	60,447.2	—	920.5	59,280.3	246.4
Fixed maturities, trading	642.1	—	—	642.1	—
Equity securities	1,885.8	—	615.9	1,269.9	—
Derivative assets (1)	185.1	—	—	172.8	12.3
Other investments (2)	604.6	86.2	141.7	359.5	17.2
Cash equivalents (3)	1,803.0	—	66.3	1,736.7	—
Sub-total excluding separate account
assets	65,567.8	86.2	1,744.4	63,461.3	275.9

Separate account assets	161,302.9	112.4	92,838.5	59,866.8	8,485.2
Total assets	$226,870.7	$198.6	$94,582.9	$123,328.1	$8,761.1

Liabilities
Investment contracts (4)	$81.9	$—	$—	$—	$81.9
Derivative liabilities (1)	(260.2)	—	—	(248.9)	(11.3)
Other liabilities (4)	(230.9)	—	—	(230.9)	—
Total liabilities	$(409.2)	$—	$—	$(479.8)	$70.6

Net assets	$226,461.5	$198.6	$94,582.9	$122,848.3	$8,831.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
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

(4)         Includes bifurcated embedded derivatives that are reported at net asset (liability) fair value within the same line item in the consolidated statements of financial position in which the host contract is reported.

(5)         Certain investments are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy. Other investments using the NAV practical expedient consist of certain fund interests that are restricted until maturity with unfunded commitments totaling $35.0 million and $46.1 million as of September 30, 2018 and December 31, 2017, respectively. Separate account assets using the NAV practical expedient consist of hedge funds with varying investment strategies that also have a variety of redemption terms and conditions. We do not have unfunded commitments associated with these hedge funds.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows:

	For the three months ended September 30, 2018
		Total realized/unrealized						Changes in
	Beginning	gains (losses)		Net			Ending	unrealized
	asset/			purchases,			asset/	gains (losses)
	(liability)			sales,			(liability)	included in
	balance		Included in	issuances			balance	net income
	as of	Included in	other	and	Transfers	Transfers	as of	relating to
	June 30,	net income	comprehensive	settlements	into	out of	September 30,	positions still
	2018	(1)	income (3)	(4)	Level 3	Level 3	2018	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$6.6	$—	$—	$(0.4)	$—	$(1.3)	$4.9	$—
Corporate	86.0	(0.8)	0.2	(11.2)	—	(9.5)	64.7	(1.0)
Commercial mortgage-backed securities	10.1	—	(0.3)	—	—	—	9.8	—
Collateralized debt obligations	80.2	(0.2)	(0.2)	64.4	42.5	(68.1)	118.6	(0.1)
Other debt obligations	94.8	—	(0.5)	3.0	—	(48.9)	48.4	—
Total fixed maturities, available-for-sale	277.7	(1.0)	(0.8)	55.8	42.5	(127.8)	246.4	(1.1)
Fixed maturities, trading	3.7	—	—	—	—	(3.7)	—	—
Derivative assets	16.0	(3.9)	—	0.2	—	—	12.3	(3.6)
Other investments	13.2	(0.1)	—	4.1	—	—	17.2	—
Separate account assets (2)	8,291.5	315.6	0.4	(88.4)	2.3	(36.2)	8,485.2	304.4

Liabilities
Investment contracts	(42.8)	122.0	(0.1)	2.8	—	—	81.9	121.6
Derivative liabilities	(10.6)	(1.3)	—	0.6	—	—	(11.3)	(1.4)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

	For the nine months ended September 30, 2018
		Total realized/unrealized						Changes in
	Beginning	gains (losses)		Net			Ending	unrealized
	asset/			purchases,			asset/	gains (losses)
	(liability)			sales,			(liability)	included in
	balance	Included	Included in	issuances			balance	net income
	as of	in net	other	and	Transfers	Transfers	as of	relating to
	December 31,	income	comprehensive	settlements	into	out of	September 30,	positions still
	2017	(1)	income (3)	(4)	Level 3	Level 3	2018	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$7.4	$—	$(0.1)	$(1.1)	$—	$(1.3)	$4.9	$—
Corporate	128.0	0.3	(0.1)	(14.8)	1.0	(49.7)	64.7	(1.0)
Commercial mortgage-backed securities	10.6	(2.5)	0.2	(0.1)	2.5	(0.9)	9.8	—
Collateralized debt obligations	125.0	(0.8)	0.4	66.7	54.6	(127.3)	118.6	(0.7)
Other debt obligations	2.3	—	(0.3)	95.3	—	(48.9)	48.4	—

Total fixed maturities, available-for-sale	273.3	(3.0)	0.1	146.0	58.1	(228.1)	246.4	(1.7)
Fixed maturities, trading	—	—	—	3.7	—	(3.7)	—	—
Equity securities	2.7	12.9	—	(15.6)	—	—	—	—
Derivative assets	24.2	(15.6)	—	3.7	—	—	12.3	(14.4)
Other investments	6.5	1.7	—	9.0	—	—	17.2	1.8
Separate account assets (2)	7,651.4	725.4	(0.2)	142.9	2.3	(36.6)	8,485.2	696.0

Liabilities
Investment contracts	(160.3)	237.7	—	4.5	—	—	81.9	237.7
Derivative liabilities	(6.1)	(5.7)	—	0.5	—	—	(11.3)	(5.9)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
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

(4)          Gross purchases, sales, issuances and settlements were:

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

	For the three months ended September 30, 2018
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$—	$—	$—	$(0.4)	$(0.4)
Corporate	0.6	(5.7)	—	(6.1)	(11.2)
Collateralized debt obligations	65.5	—	—	(1.1)	64.4
Other debt obligations	4.4	—	—	(1.4)	3.0
Total fixed maturities, available-for-sale	70.5	(5.7)	—	(9.0)	55.8
Derivative assets	—	0.2	—	—	0.2
Other investments	4.1	—	—	—	4.1
Separate account assets (5)	42.0	(276.0)	(28.0)	173.6	(88.4)

Liabilities
Investment contracts	—	—	1.4	1.4	2.8
Derivative liabilities	(0.1)	0.7	—	—	0.6

	For the three months ended September 30, 2017
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$18.9	$(29.3)	$—	$(0.3)	$(10.7)
Corporate	65.3	(8.2)	—	(21.3)	35.8
Commercial mortgage-backed securities	—	—	—	(0.2)	(0.2)
Collateralized debt obligations	9.9	—	—	(7.7)	2.2
Other debt obligations	—	—	—	(0.2)	(0.2)
Total fixed maturities, available-for-sale	94.1	(37.5)	—	(29.7)	26.9
Derivative assets	0.3	0.4	—	—	0.7
Other investments	0.1	—	—	—	0.1
Separate account assets (5)	79.7	(193.8)	(61.1)	4.2	(171.0)

Liabilities
Investment contracts	—	—	(0.3)	0.7	0.4
Derivative liabilities	—	0.5	—	—	0.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

	For the nine months ended September 30, 2018
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$—	$—	$—	$(1.1)	$(1.1)
Corporate	12.6	(9.9)	—	(17.5)	(14.8)
Commercial mortgage-backed securities	—	—	—	(0.1)	(0.1)
Collateralized debt obligations	93.6	—	—	(26.9)	66.7
Other debt obligations	98.8	—	—	(3.5)	95.3
Total fixed maturities, available-for-sale	205.0	(9.9)	—	(49.1)	146.0
Fixed maturities, trading	3.7	—	—	—	3.7
Equity securities	—	(15.6)	—	—	(15.6)
Derivative assets	3.1	0.6	—	—	3.7
Other investments	9.0	—	—	—	9.0
Separate account assets (5)	613.8	(504.5)	(133.5)	167.1	142.9

Liabilities
Investment contracts	—	—	1.6	2.9	4.5
Derivative liabilities	(1.3)	1.8	—	—	0.5

	For the nine months ended September 30, 2017
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$40.7	$(47.5)	$—	$(1.0)	$(7.8)
Corporate	97.9	(59.1)	—	(41.8)	(3.0)
Commercial mortgage-backed securities	—	—	—	(0.7)	(0.7)
Collateralized debt obligations	22.9	—	—	(13.8)	9.1
Other debt obligations	—	—	—	(0.7)	(0.7)
Total fixed maturities, available-for-sale	161.5	(106.6)	—	(58.0)	(3.1)
Fixed maturities, trading	—	—	—	(92.4)	(92.4)
Equity securities, trading	—	—	—	(0.7)	(0.7)
Derivative assets	2.5	—	—	—	2.5
Other investments	0.6	(4.1)	—	—	(3.5)
Separate account assets (5)	259.0	(575.2)	(196.8)	63.1	(449.9)

Liabilities
Investment contracts	—	—	0.1	6.4	6.5
Derivative liabilities	(1.2)	0.6	—	—	(0.6)
Other liabilities	—	—	—	60.0	60.0

(5)         Issuances and settlements include amounts related to mortgage encumbrances associated with real estate in our separate accounts.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels were as follows:

	For the three months ended September 30, 2018
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$—	$—	$—	$—	$—	$1.3
Corporate	—	—	—	—	—	9.5
Collateralized debt obligations	—	—	—	42.5	—	68.1
Other debt obligations	—	—	—	—	—	48.9
Total fixed maturities, available-for-sale	—	—	—	42.5	—	127.8
Fixed maturities, trading	—	—	—	—	—	3.7
Separate account assets	0.7	—	—	2.3	—	36.2

	For the three months ended September 30, 2017
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
Commercial mortgage-backed securities	$—	$—	$—	$6.1	$—	$50.0
Collateralized debt obligations	—	—	—	55.4	—	27.3
Total fixed maturities, available-for-sale	—	—	—	61.5	—	77.3
Separate account assets	5.9	—	5.4	0.5	—	14.0

	For the nine months ended September 30, 2018
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$—	$—	$—	$—	$—	$1.3
Corporate	—	—	—	1.0	—	49.7
Commercial mortgage-backed securities	—	—	—	2.5	—	0.9
Collateralized debt obligations	—	—	—	54.6	—	127.3
Other debt obligations	—	—	—	—	—	48.9
Total fixed maturities, available-for-sale	—	—	—	58.1	—	228.1
Fixed maturities, trading	—	—	—	—	—	3.7
Separate account assets	293.2	—	0.8	2.3	0.2	36.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

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

Separate account assets transferred from Level 1 to Level 2 during the nine months ended September 30, 2018, primarily included cash equivalents as a result of additional analysis to clarify the source of the price.

Assets transferred into Level 3 during the three and nine months ended September 30, 2018 and 2017, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations.

Assets transferred out of Level 3 during the three and nine months ended September 30, 2018 and 2017, primarily included those for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

	September 30, 2018
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$4.9	Discounted cash flow	Discount rate (1)	3.6%	3.6%
			Illiquidity premium	50 basis points (“bps”)	50bps
			Comparability adjustment	(25)bps	(25)bps
Corporate	25.5	Discounted cash flow	Discount rate (1)	3.2%-3.9%	3.7%
			Illiquidity premium	0bps-60bps	36bps
Commercial mortgage-backed securities	0.5	Discounted cash flow	Discount rate (1)	25.0%	25.0%
			Probability of default	95.0%	95.0%
			Potential loss severity	28.0%	28.0%
Collateralized debt obligations	65.4	Discounted cash flow	Discount rate (1)	3.0%-3.1%	3.0%
			Comparability adjustment	111bps-165bps	118bps
Other debt obligations	1.8	Discounted cash flow	Discount rate (1)	5.0%	5.0%
			Illiquidity premium	500bps	500bps
Separate account assets	8,303.2	Discounted cash flow - mortgage loans	Discount rate (1)	3.0%-4.2%	4.1%
			Illiquidity premium	0bps-60bps	54bps
			Credit spread rate	60bps-160bps	128bps
		Discounted cash flow - real estate	Discount rate (1)	5.6%-11.5%	6.8%
			Terminal capitalization rate	4.3%-9.3%	5.8%
			Average market rent growth rate	1.8%-4.6%	3.0%
		Discounted cash flow - real estate debt	Loan to value	11.0%-67.5%	45.8%
			Market interest rate	3.7%-6.3%	4.3%

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

September 30, 2018
Assets /
(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
(in millions)
Liabilities
Investment contracts (5)	81.9	Discounted cash flow	Long duration interest rate	3.1%-3.2% (2)
			Long-term equity market volatility	14.0%-28.5%
			Non-performance risk	0.3%-1.3%
			Utilization rate	See note (3)
			Lapse rate	1.3%-16.0%
			Mortality rate	See note (4)

	December 31, 2017
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$6.1	Discounted cash flow	Discount rate (1)	2.7%	2.7%
			Illiquidity premium	50bps	50bps
			Comparability adjustment	(25)bps	(25)bps
Corporate	51.0	Discounted cash flow	Discount rate (1)	1.9%-7.5%	4.6%
			Illiquidity premium	0bps-60bps	21bps
Commercial mortgage-backed securities	0.5	Discounted cash flow	Discount rate (1)	6.0%	6.0%
			Probability of default	85.0%	85.0%
			Potential loss severity	32.0%	32.0%
Other debt obligations	2.3	Discounted cash flow	Discount rate (1)	5.0%	5.0%
			Illiquidity premium	500bps	500bps

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

	December 31, 2017
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Separate account assets	7,484.6	Discounted cash flow - mortgage loans	Discount rate (1)	2.3%-8.0%	4.8%
			Illiquidity premium	0bps-60bps	17bps
			Credit spread rate	62bps-690bps	293bps
		Discounted cash flow - real estate	Discount rate (1)	5.8%-17.2%	6.9%
			Terminal capitalization rate	4.3%-9.3%	6.1%
			Average market rent growth rate	0.5%-4.7%	2.9%
		Discounted cash flow - real estate debt	Loan to value	12.1%-71.4%	45.8%
			Market interest rate	3.1%-4.5%	3.8%

Liabilities
Investment contracts (5)	(160.3)	Discounted cash flow	Long duration interest rate	2.5%-2.7% (2)
			Long-term equity market volatility	18.7%-41.1%
			Non-performance risk	0.2%-1.2%
			Utilization rate	See note (3)
			Lapse rate	1.3%-16.0%
			Mortality rate	See note (4)

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

(5)         Includes bifurcated embedded derivatives that are reported at net asset (liability) fair value within the same line item in the consolidated statements of financial position in which the host contract is reported.

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
September 30, 2018
(Unaudited)

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis. During the nine months ended September 30, 2018, certain mortgage loans had been marked to fair value of $6.1 million. The net impact of write-downs of loans reclassified to held-for-sale, impairments and improvements in estimated fair value of previously impaired loans resulted in a net loss of $0.1 million and $0.7 million for the three and nine months ended September 30, 2018, respectively, that was recorded in net realized capital gains (losses) as part of the mortgage loan valuation allowance. This includes the impact of certain loans no longer on our books. These collateral-dependent mortgage loans are a Level 3 fair value measurement, as fair value is based on the fair value of the underlying real estate collateral, which is estimated using appraised values that involve significant unobservable inputs.

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

Fair Value Option

We elected fair value accounting for:

•                  Certain commercial mortgage loans of consolidated VIEs for which it was not practicable for us to determine the carrying value. In addition, we had certain obligations of consolidated VIEs held by a synthetic entity for which it was not practicable for us to determine the carrying value. The synthetic entity matured in the first quarter of 2017.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

The following tables present information regarding the assets and liabilities for which the fair value option was elected.

	September 30, 2018	December 31, 2017
	(in millions)
Commercial mortgage loans of consolidated VIEs (1) (2)
Fair value	$6.9	$9.3
Aggregate contractual principal	7.0	9.2

Real estate ventures (1)
Fair value	17.2	6.5

Investment funds (1)
Fair value	—	45.2

(1)         Reported with other investments in the consolidated statements of financial position.

(2)         None of the loans were more than 90 days past due or in non-accrual status.

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(in millions)
Commercial mortgage loans of consolidated VIEs
Change in fair value pre-tax loss (1) (2)	$(0.1)	$(0.1)	$(0.2)	$(0.3)
Interest income (3)	0.1	0.2	0.5	0.7

Obligations of consolidated VIEs
Change in fair value pre-tax loss - instrument specific credit risk (2) (4)	—	—	—	(0.1)
Change in fair value pre-tax loss (2)	—	—	—	(0.1)
Interest expense (5)	—	—	—	0.3

Real estate ventures
Change in fair value pre-tax gain (loss) (6)	—	(0.3)	1.8	1.6

Investment funds
Change in fair value pre-tax gain (6) (7)	—	0.4	—	0.6
Dividend income (6)	—	—	—	1.9

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
September 30, 2018
(Unaudited)

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	September 30, 2018
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$14,919.7	$14,855.1	$—	$—	$14,855.1
Policy loans	804.4	939.2	—	—	939.2
Other investments	247.4	239.7	—	156.5	83.2
Cash and cash equivalents	1,123.7	1,123.7	1,070.9	52.8	—
Investment contracts	(32,863.9)	(31,651.5)	—	(4,647.0)	(27,004.5)
Short-term debt	(36.1)	(36.1)	—	(36.1)	—
Long-term debt	(3,245.5)	(3,275.5)	—	(3,161.5)	(114.0)
Separate account liabilities	(147,429.4)	(146,205.9)	—	—	(146,205.9)
Bank deposits (1)	(515.4)	(502.5)	—	(502.5)	—
Cash collateral payable	(61.6)	(61.6)	(61.6)	—	—

	December 31, 2017
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$14,150.5	$14,443.2	$—	$—	$14,443.2
Policy loans	808.3	998.4	—	—	998.4
Other investments	236.8	234.0	—	159.4	74.6
Cash and cash equivalents	677.5	677.5	659.9	17.6	—
Investment contracts	(31,003.0)	(30,468.8)	—	(4,736.1)	(25,732.7)
Short-term debt	(39.5)	(39.5)	—	(39.5)	—
Long-term debt	(3,178.4)	(3,442.5)	—	(3,393.5)	(49.0)
Separate account liabilities	(145,552.5)	(144,300.5)	—	—	(144,300.5)
Bank deposits (1)	(2,336.4)	(2,328.9)	(1,780.3)	(548.6)	—
Cash collateral payable	(125.8)	(125.8)	(125.8)	—	—

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
September 30, 2018
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

Our Corporate segment manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate segment primarily reflect our financing activities (including financing costs), income on capital not allocated to other segments, inter-segment eliminations, income tax risks and certain income, expenses and other adjustments not allocated to the segments based on the nature of such items. Results of Principal Securities, Inc. (“PSI”), our retail broker-dealer and registered investment advisor (“RIA”); RobustWealth, Inc. (“RobustWealth”), our financial technology company; and our exited group medical and long-term care insurance businesses are reported in this segment.

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
September 30, 2018
(Unaudited)

The following tables summarize select financial information by segment, including operating revenues for our products and services, and reconcile segment totals to those reported in the consolidated financial statements:

	September 30, 2018	December 31, 2017
	(in millions)
Assets:
Retirement and Income Solutions	$176,653.1	$169,757.8
Principal Global Investors	2,362.7	2,322.9
Principal International	49,706.7	51,684.0
U.S. Insurance Solutions	25,507.5	25,092.9
Corporate	4,528.3	5,083.6
Total consolidated assets	$258,758.3	$253,941.2

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Operating revenues by segment:
Retirement and Income Solutions:
Retirement and Income Solutions – Fee	$469.2	$455.3	$1,385.6	$1,357.2
Retirement and Income Solutions – Spread	1,969.4	1,915.5	3,685.9	4,180.0
Total Retirement and Income Solutions (1)	2,438.6	2,370.8	5,071.5	5,537.2
Principal Global Investors (2)	632.8	367.5	1,380.9	1,068.9
Principal International	287.4	274.7	1,060.1	915.4
U.S. Insurance Solutions:
Specialty Benefits insurance	592.6	550.1	1,731.5	1,615.9
Individual Life insurance	436.7	435.4	1,314.6	1,296.7
Eliminations	—	—	(0.1)	(0.1)
Total U.S. Insurance Solutions	1,029.3	985.5	3,046.0	2,912.5
Corporate	(21.4)	(20.3)	(38.4)	(41.6)
Total segment operating revenues	4,366.7	3,978.2	10,520.1	10,392.4
Net realized capital gains (losses), net of related revenue adjustments	(20.2)	668.7	(11.8)	525.5
Adjustments related to equity method investments	1.6	(19.1)	(41.7)	(62.4)
Total revenues per consolidated statements of operations	$4,348.1	$4,627.8	$10,466.6	$10,855.5

Pre-tax operating earnings (losses) by segment:
Retirement and Income Solutions	$259.8	$210.1	$709.3	$698.1
Principal Global Investors	215.4	130.2	452.7	345.6
Principal International	32.4	72.4	201.5	251.7
U.S. Insurance Solutions	118.2	83.2	336.0	273.8
Corporate	(32.4)	(43.0)	(123.9)	(149.0)
Total segment pre-tax operating earnings	593.4	452.9	1,575.6	1,420.2
Pre-tax net realized capital gains (losses), as adjusted (3)	(27.9)	720.7	(2.9)	570.6
Adjustments related to equity method investments and noncontrolling interest	3.6	(15.8)	(31.2)	(53.4)
Income before income taxes per consolidated statements of operations	$569.1	$1,157.8	$1,541.5	$1,937.4

(1)            Reflects inter-segment revenues of $103.9 million and $103.7 million for the three months ended September 30, 2018 and 2017, respectively, $304.5 million and $296.6 million for the nine months ended September 30, 2018 and 2017, respectively.

(2)            Reflects inter-segment revenues of $69.2 million and $68.2 million for the three months ended September 30, 2018 and 2017, respectively, $199.2 million and $188.7 million for the nine months ended September 30, 2018 and 2017, respectively.

(3)            Pre-tax net realized capital gains (losses), as adjusted, is derived as follows:

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Net realized capital gains (losses):
Net realized capital gains (losses)	$(5.5)	$676.6	$36.8	$564.1
Derivative and hedging-related adjustments	(15.8)	(10.8)	(48.5)	(45.3)
Adjustments related to equity method investments	(0.9)	1.3	(4.9)	2.4
Market value adjustments to fee revenues	—	(0.1)	0.1	(0.1)
Adjustments related to sponsored investment funds	2.9	1.6	8.0	4.5
Recognition of front-end fee revenue	(0.9)	0.1	(3.3)	(0.1)
Net realized capital gains (losses), net of related revenue adjustments	(20.2)	668.7	(11.8)	525.5
Amortization of deferred acquisition costs and other actuarial balances	5.9	23.4	12.7	41.5
Capital gains distributed	(17.7)	(11.5)	(15.4)	(39.6)
Market value adjustments of embedded derivatives	4.1	40.1	11.6	43.2
Pre-tax net realized capital gains (losses), as adjusted (a)	$(27.9)	$720.7	$(2.9)	$570.6

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Revenue from contracts with customers by segment:
Retirement and Income Solutions:
Retirement and Income Solutions – Fee	$63.7	$63.2	$192.3	$191.4
Retirement and Income Solutions – Spread	2.8	2.5	8.2	7.5
Total Retirement and Income Solutions	66.5	65.7	200.5	198.9
Principal Global Investors	623.4	359.9	1,354.8	1,044.2
Principal International	118.0	109.0	362.2	315.5
U.S. Insurance Solutions:
Specialty Benefits insurance	3.6	3.4	11.1	10.3
Individual Life insurance	11.0	8.9	30.2	27.6
Eliminations	—	—	(0.1)	(0.1)
Total U.S. Insurance Solutions	14.6	12.3	41.2	37.8
Corporate	40.2	37.1	121.1	106.7
Total segment revenue from contracts with customers	862.7	584.0	2,079.8	1,703.1
Adjustments for fees and other revenues not within the scope of revenue recognition guidance (1)	400.0	403.1	1,209.1	1,179.9
Pre-tax other adjustments (2)	(0.9)	—	(3.2)	(0.2)
Total fees and other revenues per consolidated statements of operations	$1,261.8	$987.1	$3,285.7	$2,882.8

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
September 30, 2018
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

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Administrative service fee revenue	$63.2	$62.6	$191.1	$190.2
Other fee revenue	0.5	0.6	1.2	1.2
Total revenues from contracts with customers	63.7	63.2	192.3	191.4
Fees and other revenues not within the scope of revenue recognition guidance	288.3	282.7	857.5	821.2
Total fees and other revenues	352.0	345.9	1,049.8	1,012.6
Premiums and other considerations	1.1	0.8	3.5	2.6
Net investment income	116.1	108.6	332.3	342.0
Total operating revenues	$469.2	$455.3	$1,385.6	$1,357.2

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Deposit account fee revenue	$2.8	$2.5	$8.2	$7.5
Total revenues from contracts with customers	2.8	2.5	8.2	7.5
Fees and other revenues not within the scope of revenue recognition guidance	3.4	3.9	9.0	11.9
Total fees and other revenues	6.2	6.4	17.2	19.4
Premiums and other considerations	1,495.7	1,495.3	2,339.1	2,932.9
Net investment income	467.5	413.8	1,329.6	1,227.7
Total operating revenues	$1,969.4	$1,915.5	$3,685.9	$4,180.0

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

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Management fee revenue	$317.6	$309.1	$946.1	$901.3
Other fee revenue (1)	305.8	50.8	408.7	142.9
Total revenues from contracts with customers	623.4	359.9	1,354.8	1,044.2
Fees and other revenues not within the scope of revenue recognition guidance	8.4	6.8	22.4	21.4
Total fees and other revenues	631.8	366.7	1,377.2	1,065.6
Net investment income	1.0	0.8	3.7	3.3
Total operating revenues	$632.8	$367.5	$1,380.9	$1,068.9

(1)         During the third quarter of 2018, we recognized a $253.1 million accelerated performance fee resulting from the       realignment of a real estate investment team.

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
September 30, 2018
(Unaudited)

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

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Management fee revenue	$117.2	$106.5	$359.1	$306.4
Other fee revenue	0.8	2.5	3.1	9.1
Total revenues from contracts with customers	118.0	109.0	362.2	315.5
Fees and other revenues not within the scope of revenue recognition guidance	1.7	1.7	5.5	5.1
Total fees and other revenues	119.7	110.7	367.7	320.6
Premiums and other considerations	55.6	43.3	255.1	150.7
Net investment income	112.1	120.7	437.3	444.1
Total operating revenues	$287.4	$274.7	$1,060.1	$915.4

Revenues from contracts with customers by region:
Latin America	$92.0	$81.7	$281.0	$236.6
Asia	26.0	27.4	81.4	79.3
Principal International corporate / regional offices	0.2	0.2	0.8	0.6
Eliminations	(0.2)	(0.3)	(1.0)	(1.0)
Total revenues from contracts with customers	$118.0	$109.0	$362.2	$315.5

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Specialty Benefits Insurance:
Administrative service fees	$3.6	$3.4	$11.1	$10.3
Total revenues from contracts with customers	3.6	3.4	11.1	10.3
Fees and other revenues not within the scope of revenue recognition guidance	5.2	5.2	15.6	16.0
Total fees and other revenues	8.8	8.6	26.7	26.3
Premiums and other considerations	539.2	505.1	1,583.9	1,474.2
Net investment income	44.6	36.4	120.9	115.4
Total operating revenues	$592.6	$550.1	$1,731.5	$1,615.9

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Individual Life Insurance:
Administrative service fees	$5.6	$5.4	$17.2	$16.0
Commission income	5.4	3.5	13.0	11.6
Total revenues from contracts with customers	11.0	8.9	30.2	27.6
Fees and other revenues not within the scope of revenue recognition guidance	177.3	183.3	540.7	520.0
Total fees and other revenues	188.3	192.2	570.9	547.6
Premiums and other considerations	80.8	81.6	251.8	266.4
Net investment income	167.6	161.6	491.9	482.7
Total operating revenues	$436.7	$435.4	$1,314.6	$1,296.7

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
September 30, 2018
(Unaudited)

The Corporate segment also includes inter-segment eliminations of fees and other revenues. The types of revenues from contracts with customers were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions)
Commission income	$78.7	$72.5	$236.2	$223.8
Other fee revenue	8.8	7.5	26.0	22.0
Eliminations	(47.3)	(42.9)	(141.1)	(139.1)
Total revenues from contracts with customers	40.2	37.1	121.1	106.7
Fees and other revenues not within the scope of revenue recognition guidance	(84.3)	(80.5)	(241.6)	(215.7)
Total fees and other revenues	(44.1)	(43.4)	(120.5)	(109.0)
Net investment income	22.7	23.1	82.1	67.4
Total operating revenues	$(21.4)	$(20.3)	$(38.4)	$(41.6)

Contract Costs

Sales compensation and other incremental costs of obtaining a contract are capitalized and amortized over the period of contract benefit if the costs are expected to be recovered. The contract cost asset, which is included in other assets on the consolidated statements of financial position, was $141.4 million as of September 30, 2018.

We apply the practical expedient for certain costs where we recognize the incremental costs of obtaining these contracts as an expense when incurred if the amortization period of the assets is one year or less. These costs, along with costs that are not deferrable, are included in operating expenses on the consolidated statements of operations.

Deferred contract costs consist primarily of commissions and variable compensation. We amortize capitalized contract costs on a straight-line basis over the expected contract life, reflecting lapses as they are incurred. Deferred contract costs on contracts are subject to impairment testing on an annual basis, or when a triggering event occurs that could warrant an impairment. To the extent future revenues less future maintenance expenses are not adequate to cover the asset balance, an impairment is recognized. For the three and nine months ended September 30, 2018, $6.1 million and $17.7 million, respectively, of amortization expense was recorded in operating expenses on the consolidated statements of operations and no impairment loss was recognized in relation to the costs capitalized.

14. Stock-Based Compensation Plans

As of September 30, 2018, we had the 2014 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan and the Directors Stock Plan (“Stock-Based Compensation Plans”). As of May 20, 2014, no new grants will be made under the Amended and Restated 2010 Stock Incentive Plan or the 2005 Directors Stock Plan. No grants have been made under the Stock Incentive Plan or the Directors Stock Plan since at least 2005. Under the terms of the 2014 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. The 2014 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock or performance units under any plans.

As of September 30, 2018, the maximum number of new shares of common stock available for grant under the 2014 Stock Incentive Plan and the 2014 Directors Stock Plan was 7.3 million.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against net income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the nine months ended September 30,
	2018	2017
	(in millions)
Compensation cost	$60.7	$61.5
Related income tax benefit	13.2	20.9
Capitalized as part of an asset	1.5	1.6

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the 2014 Stock Incentive Plan. Total options granted were 0.8 million for the nine months ended September 30, 2018. The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during the period:

For the nine months ended
September 30, 2018
Expected volatility	26.0%
Expected term (in years)	7.0
Risk-free interest rate	2.8%
Expected dividend yield	3.19%
Weighted average estimated fair value per common share	$14.85

As of September 30, 2018, we had $4.5 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.2 years.

Performance Share Awards

Performance share awards were granted to certain employees under the 2014 Stock Incentive Plan. Total performance share awards granted were 0.2 million for the nine months ended September 30, 2018. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results to be determined at the end of the performance period. The actual number of common shares to be awarded at the end of each performance period will range between 0% and 150% of the initial target awards. The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these performance share awards granted was $63.98 per common share.

As of September 30, 2018, we had $5.0 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.1 years.

Restricted Stock Units

Restricted stock units were issued to certain employees pursuant to the 2014 Stock Incentive Plan and non-employee directors pursuant to the 2014 Directors Stock Plan. Total restricted stock units granted were 0.8 million for the nine months ended September 30, 2018. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $63.70 per common share.

As of September 30, 2018, we had $55.0 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted. The cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 0.5 million shares for the nine months ended September 30, 2018. The weighted average fair value of the discount on the stock purchased was $10.02 per share.

As of September 30, 2018, a total of 2.4 million of new shares were available to be made issuable by us for this plan.

15. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in millions, except per share data)
Net income	$460.0	$813.2	$1,322.0	$1,481.6
Subtract:
Net income attributable to noncontrolling interest	3.7	3.0	12.0	13.0
Total	$456.3	$810.2	$1,310.0	$1,468.6
Weighted-average shares outstanding:
Basic	284.9	289.3	286.9	288.8
Dilutive effects:
Stock options	0.9	1.7	1.1	1.8
Restricted stock units	1.7	1.9	1.7	1.9
Performance share awards	0.3	0.2	0.3	0.2
Diluted	287.8	293.1	290.0	292.7
Net income per common share:
Basic	$1.60	$2.80	$4.57	$5.08
Diluted	$1.59	$2.76	$4.52	$5.02

The calculation of diluted earnings per share for the three and nine months ended September 30, 2018 and 2017, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) PFS and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of September 30, 2018 and December 31, 2017, and for the nine months ended September 30, 2018 and 2017.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

Condensed Consolidating Statements of Financial Position

September 30, 2018

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined (1)	Eliminations	Principal Financial Group, Inc. Consolidated

	(in millions)
Assets
Fixed maturities, available-for-sale	$200.4	$53,579.0	$7,035.2	$(367.4)	$60,447.2
Fixed maturities, trading	314.5	168.0	159.6	—	642.1
Equity securities	—	93.3	1,792.5	—	1,885.8
Mortgage loans	—	14,133.1	1,542.3	(755.7)	14,919.7
Real estate	—	1.9	1,697.8	—	1,699.7
Policy loans	—	758.9	45.5	—	804.4
Investment in unconsolidated entities	14,127.1	2,554.1	6,761.4	(22,596.0)	846.6
Other investments	10.5	4,641.1	2,262.1	(4,152.0)	2,761.7
Cash and cash equivalents	310.5	1,311.2	1,752.7	(447.7)	2,926.7
Accrued investment income	1.2	587.3	75.4	(3.2)	660.7
Premiums due and other receivables	—	1,864.7	3,663.2	(4,013.5)	1,514.4
Deferred acquisition costs	—	3,657.7	14.2	—	3,671.9
Property and equipment	—	664.6	106.0	—	770.6
Goodwill	—	54.3	1,074.4	—	1,128.7
Other intangibles	—	20.2	1,333.7	—	1,353.9
Separate account assets	—	121,171.6	40,131.3	—	161,302.9
Other assets	414.2	1,150.9	4,453.9	(4,597.7)	1,421.3
Total assets	$15,378.4	$206,411.9	$73,901.2	$(36,933.2)	$258,758.3
Liabilities
Contractholder funds	$—	$36,981.6	$3,180.9	$(349.3)	$39,813.2
Future policy benefits and claims	—	29,515.6	6,385.4	(1,082.7)	34,818.3
Other policyholder funds	—	692.8	158.6	(2.0)	849.4
Short-term debt	—	—	36.1	—	36.1
Long-term debt	3,129.3	—	839.1	(722.9)	3,245.5
Income taxes currently payable	—	—	185.4	(156.1)	29.3
Deferred income taxes	—	344.5	1,088.2	(521.3)	911.4
Separate account liabilities	—	121,171.6	40,131.3	—	161,302.9
Other liabilities	548.3	8,698.1	7,681.4	(11,092.8)	5,835.0
Total liabilities	3,677.6	197,404.2	59,686.4	(13,927.1)	246,841.1
Redeemable noncontrolling interest	—	—	148.5	—	148.5
Stockholders’ equity
Common stock	4.8	2.5	—	(2.5)	4.8
Additional paid-in capital	10,026.2	6,325.2	9,077.8	(15,403.0)	10,026.2
Retained earnings	10,207.9	2,491.4	5,811.6	(8,303.0)	10,207.9
Accumulated other comprehensive income (loss)	(1,347.6)	188.6	(891.0)	702.4	(1,347.6)
Treasury stock, at cost	(7,190.5)	—	—	—	(7,190.5)
Total stockholders’ equity attributable to PFG	11,700.8	9,007.7	13,998.4	(23,006.1)	11,700.8
Noncontrolling interest	—	—	67.9	—	67.9
Total stockholders’ equity	11,700.8	9,007.7	14,066.3	(23,006.1)	11,768.7
Total liabilities and stockholders’ equity	$15,378.4	$206,411.9	$73,901.2	$(36,933.2)	$258,758.3

(1) PFG sponsors nonqualified benefit plans. Nonqualified benefit plan assets and liabilities held in Rabbi trusts were $687.1 million and $558.4 million, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2018

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated

	(in millions)
Revenues
Premiums and other considerations	$—	$3,996.4	$437.0	$—	$4,433.4
Fees and other revenues	—	1,632.2	1,944.9	(291.4)	3,285.7
Net investment income	16.8	1,957.6	1,770.2	(1,033.9)	2,710.7
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(11.3)	(114.7)	185.3	—	59.3
Net other-than-temporary impairment losses on available-for-sale securities	—	(5.9)	(2.4)	—	(8.3)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	(13.6)	(0.6)	—	(14.2)
Net impairment losses on available-for-sale securities	—	(19.5)	(3.0)	—	(22.5)
Net realized capital gains (losses)	(11.3)	(134.2)	182.3	—	36.8
Total revenues	5.5	7,452.0	4,334.4	(1,325.3)	10,466.6
Expenses
Benefits, claims and settlement expenses	—	5,095.7	664.8	(8.1)	5,752.4
Dividends to policyholders	—	92.6	—	—	92.6
Operating expenses	143.7	1,665.0	1,541.6	(270.2)	3,080.1
Total expenses	143.7	6,853.3	2,206.4	(278.3)	8,925.1

Income (loss) before income taxes	(138.2)	598.7	2,128.0	(1,047.0)	1,541.5
Income taxes (benefits)	(52.6)	13.9	259.4	(1.2)	219.5
Equity in the net income (loss) of subsidiaries	1,395.6	456.1	(471.1)	(1,380.6)	—
Net income	1,310.0	1,040.9	1,397.5	(2,426.4)	1,322.0
Net income attributable to noncontrolling interest	—	—	12.0	—	12.0
Net income attributable to PFG	$1,310.0	$1,040.9	$1,385.5	$(2,426.4)	$1,310.0

Net income	$1,310.0	$1,040.9	$1,397.5	$(2,426.4)	$1,322.0
Other comprehensive loss	(1,605.4)	(1,413.4)	(1,740.8)	3,142.5	(1,617.1)
Comprehensive loss	$(295.4)	$(372.5)	$(343.3)	$716.1	$(295.1)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2017

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated

	(in millions)
Revenues
Premiums and other considerations	$—	$4,512.5	$314.3	$—	$4,826.8
Fees and other revenues	7.8	1,584.2	1,607.2	(316.4)	2,882.8
Net investment income	7.4	1,883.5	1,836.6	(1,145.7)	2,581.8
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	—	(119.2)	743.6	(0.7)	623.7
Net other-than-temporary impairment (losses) recoveries on available-for-sale securities	—	(27.8)	0.7	—	(27.1)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	(26.1)	(6.4)	—	(32.5)
Net impairment losses on available-for-sale securities	—	(53.9)	(5.7)	—	(59.6)
Net realized capital gains (losses)	—	(173.1)	737.9	(0.7)	564.1
Total revenues	15.2	7,807.1	4,496.0	(1,462.8)	10,855.5
Expenses
Benefits, claims and settlement expenses	—	5,529.9	498.9	(8.1)	6,020.7
Dividends to policyholders	—	92.7	—	—	92.7
Operating expenses	152.1	1,570.2	1,345.8	(263.4)	2,804.7
Total expenses	152.1	7,192.8	1,844.7	(271.5)	8,918.1

Income (loss) before income taxes	(136.9)	614.3	2,651.3	(1,191.3)	1,937.4
Income taxes (benefits)	(57.2)	34.1	481.9	(3.0)	455.8
Equity in the net income (loss) of subsidiaries (1)	1,548.3	566.5	(613.1)	(1,501.7)	—
Net income	1,468.6	1,146.7	1,556.3	(2,690.0)	1,481.6
Net income attributable to noncontrolling interest	—	—	13.0	—	13.0
Net income attributable to PFG	$1,468.6	$1,146.7	$1,543.3	$(2,690.0)	$1,468.6

Net income	$1,468.6	$1,146.7	$1,556.3	$(2,690.0)	$1,481.6
Other comprehensive income	719.9	495.8	750.1	(1,240.9)	724.9
Comprehensive income	$2,188.5	$1,642.5	$2,306.4	$(3,930.9)	$2,206.5

(1) Principal Life Insurance Company Only includes income from discontinued operations of $35.5 million related to its sale of Principal Global Investors, LLC to PFS in connection with a corporate reorganization.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2018

	Principal Financial Group, Inc. Parent Only	Principal Life Insurance Company Only	Principal Financial Services, Inc. and Other Subsidiaries Combined	Eliminations	Principal Financial Group, Inc. Consolidated

	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(164.6)	$3,686.0	$688.9	$(496.4)	$3,713.9
Investing activities
Fixed maturities available-for-sale and equity securities with operating intent:
Purchases	(200.8)	(9,301.2)	(1,496.7)	6.4	(10,992.3)
Sales	—	1,978.3	922.1	—	2,900.4
Maturities	1.6	4,288.0	413.9	—	4,703.5
Mortgage loans acquired or originated	—	(2,126.7)	(326.4)	105.7	(2,347.4)
Mortgage loans sold or repaid	—	1,379.6	223.3	(35.3)	1,567.6
Real estate acquired	—	—	(53.7)	—	(53.7)
Real estate sold	—	—	63.5	—	63.5
Net purchases of property and equipment	—	(42.3)	(31.1)	—	(73.4)
Purchase of interests in subsidiaries, net of cash acquired	—	—	(184.7)	—	(184.7)
Dividends and returns of capital received from unconsolidated entities	686.6	43.2	601.6	(1,331.4)	—
Net change in other investments	0.5	12.6	(365.1)	359.8	7.8
Net cash provided by (used in) investing activities	487.9	(3,768.5)	(233.3)	(894.8)	(4,408.7)
Financing activities
Issuance of common stock	52.4	—	—	—	52.4
Acquisition of treasury stock	(461.5)	—	—	—	(461.5)
Payments for financing element derivatives	—	(53.7)	—	—	(53.7)
Purchase of subsidiary shares from noncontrolling interest	—	—	(30.3)	—	(30.3)
Dividends to common stockholders	(446.5)	—	—	—	(446.5)
Issuance of long-term debt	—	—	164.9	(98.1)	66.8
Principal repayments of long-term debt	—	—	(36.3)	35.3	(1.0)
Net repayments of short-term borrowings	—	—	(0.8)	—	(0.8)
Dividends and capital paid to parent	—	(601.6)	(729.8)	1,331.4	—
Investment contract deposits	—	5,923.4	305.1	—	6,228.5
Investment contract withdrawals	—	(4,300.0)	(61.6)	—	(4,361.6)
Net increase in banking operation deposits	—	—	159.5	—	159.5
Other	—	(1.1)	—	—	(1.1)
Net cash provided by (used in) financing activities	(855.6)	967.0	(229.3)	1,268.6	1,150.7
Net increase (decrease) in cash and cash equivalents	(532.3)	884.5	226.3	(122.6)	455.9
Cash and cash equivalents at beginning of period	842.8	426.7	1,526.4	(325.1)	2,470.8
Cash and cash equivalents at end of period	$310.5	$1,311.2	$1,752.7	$(447.7)	$2,926.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
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
September 30, 2018
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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of September 30, 2018 and December 31, 2017, and for the nine months ended September 30, 2018 and 2017.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

Condensed Consolidating Statements of Financial Position

September 30, 2018

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and Other		Financial
	Group, Inc.	Services, Inc.	Subsidiaries		Group, Inc.
	Parent Only	Only	Combined (1)	Eliminations	Consolidated
			(in millions)
Assets
Fixed maturities, available-for-sale	$200.4	$—	$60,246.8	$—	$60,447.2
Fixed maturities, trading	314.5	—	327.6	—	642.1
Equity securities	—	5.7	1,880.1	—	1,885.8
Mortgage loans	—	—	14,919.7	—	14,919.7
Real estate	—	—	1,699.7	—	1,699.7
Policy loans	—	—	804.4	—	804.4
Investment in unconsolidated entities	14,127.1	14,523.0	711.0	(28,514.5)	846.6
Other investments	10.5	102.3	2,648.9	—	2,761.7
Cash and cash equivalents	310.5	706.4	3,033.3	(1,123.5)	2,926.7
Accrued investment income	1.2	—	659.5	—	660.7
Premiums due and other receivables	—	0.4	1,896.6	(382.6)	1,514.4
Deferred acquisition costs	—	—	3,671.9	—	3,671.9
Property and equipment	—	—	770.6	—	770.6
Goodwill	—	—	1,128.7	—	1,128.7
Other intangibles	—	—	1,353.9	—	1,353.9
Separate account assets	—	—	161,302.9	—	161,302.9
Other assets	414.2	77.8	1,592.6	(663.3)	1,421.3
Total assets	$15,378.4	$15,415.6	$258,648.2	$(30,683.9)	$258,758.3
Liabilities
Contractholder funds	$—	$—	$39,813.2	$—	$39,813.2
Future policy benefits and claims	—	—	34,818.3	—	34,818.3
Other policyholder funds	—	—	849.4	—	849.4
Short-term debt	—	—	36.1	—	36.1
Long-term debt	3,129.3	383.0	116.1	(382.9)	3,245.5
Income taxes currently payable	—	3.7	160.2	(134.6)	29.3
Deferred income taxes	—	13.5	1,417.7	(519.8)	911.4
Separate account liabilities	—	—	161,302.9	—	161,302.9
Other liabilities	548.3	1,017.0	5,309.1	(1,039.4)	5,835.0
Total liabilities	3,677.6	1,417.2	243,823.0	(2,076.7)	246,841.1

Redeemable noncontrolling interest	—	—	148.5	—	148.5

Stockholders’ equity
Common stock	4.8	—	11.0	(11.0)	4.8
Additional paid-in capital	10,026.2	9,077.8	11,715.8	(20,793.6)	10,026.2
Retained earnings	10,207.9	5,811.6	3,601.1	(9,412.7)	10,207.9
Accumulated other comprehensive loss	(1,347.6)	(891.0)	(717.1)	1,608.1	(1,347.6)
Treasury stock, at cost	(7,190.5)	—	(2.0)	2.0	(7,190.5)
Total stockholders’ equity attributable to PFG	11,700.8	13,998.4	14,608.8	(28,607.2)	11,700.8
Noncontrolling interest	—	—	67.9	—	67.9
Total stockholders’ equity	11,700.8	13,998.4	14,676.7	(28,607.2)	11,768.7
Total liabilities and stockholders’ equity	$15,378.4	$15,415.6	$258,648.2	$(30,683.9)	$258,758.3

(1) PFG sponsors nonqualified benefit plans. Nonqualified benefit plan assets and liabilities held in Rabbi trusts were $687.1 million and $558.4 million, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2018

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
			(in millions)
Revenues
Premiums and other considerations	$—	$—	$4,433.4	$—	$4,433.4
Fees and other revenues	—	2.5	3,295.3	(12.1)	3,285.7
Net investment income (loss)	16.8	(4.9)	2,687.5	11.3	2,710.7
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(11.3)	1.3	69.3	—	59.3
Net other-than-temporary impairment losses on available-for-sale securities	—	—	(8.3)	—	(8.3)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	—	(14.2)	—	(14.2)
Net impairment losses on available-for-sale securities	—	—	(22.5)	—	(22.5)
Net realized capital gains (losses)	(11.3)	1.3	46.8	—	36.8
Total revenues	5.5	(1.1)	10,463.0	(0.8)	10,466.6
Expenses
Benefits, claims and settlement expenses	—	—	5,752.4	—	5,752.4
Dividends to policyholders	—	—	92.6	—	92.6
Operating expenses	143.7	23.1	2,924.2	(10.9)	3,080.1
Total expenses	143.7	23.1	8,769.2	(10.9)	8,925.1

Income (loss) before income taxes	(138.2)	(24.2)	1,693.8	10.1	1,541.5
Income taxes (benefits)	(52.6)	6.2	265.9	—	219.5
Equity in the net income of subsidiaries	1,395.6	1,415.9	—	(2,811.5)	—
Net income	1,310.0	1,385.5	1,427.9	(2,801.4)	1,322.0
Net income attributable to noncontrolling interest	—	—	12.0	—	12.0
Net income attributable to PFG	$1,310.0	$1,385.5	$1,415.9	$(2,801.4)	$1,310.0

Net income	$1,310.0	$1,385.5	$1,427.9	$(2,801.4)	$1,322.0
Other comprehensive loss	(1,605.4)	(1,645.1)	(1,668.9)	3,302.3	(1,617.1)
Comprehensive loss	$(295.4)	$(259.6)	$(241.0)	$500.9	$(295.1)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2018

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
			(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(164.6)	$420.9	$3,810.4	$(352.8)	$3,713.9
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(200.8)	—	(10,791.5)	—	(10,992.3)
Sales	—	—	2,900.4	—	2,900.4
Maturities	1.6	—	4,701.9	—	4,703.5
Mortgage loans acquired or originated	—	—	(2,347.4)	—	(2,347.4)
Mortgage loans sold or repaid	—	—	1,567.6	—	1,567.6
Real estate acquired	—	—	(53.7)	—	(53.7)
Real estate sold	—	—	63.5	—	63.5
Net purchases of property and equipment	—	—	(73.4)	—	(73.4)
Purchase of interests in subsidiaries, net of cash acquired	—	—	(184.7)	—	(184.7)
Dividends and returns of capital received from unconsolidated entities	686.6	546.9	—	(1,233.5)	—
Net change in other investments	0.5	(162.5)	(20.3)	190.1	7.8
Net cash provided by (used in) investing activities	487.9	384.4	(4,237.6)	(1,043.4)	(4,408.7)
Financing activities
Issuance of common stock	52.4	—	—	—	52.4
Acquisition of treasury stock	(461.5)	—	—	—	(461.5)
Payments for financing element derivatives	—	—	(53.7)	—	(53.7)
Purchase of subsidiary shares from noncontrolling interest	—	—	(30.3)	—	(30.3)
Dividends to common stockholders	(446.5)	—	—	—	(446.5)
Issuance of long-term debt	—	8.5	66.8	(8.5)	66.8
Principal repayments of long-term debt	—	(38.2)	(1.0)	38.2	(1.0)
Net repayments of short-term borrowings	—	—	(0.8)	—	(0.8)
Dividends and capital paid to parent	—	(686.6)	(546.9)	1,233.5	—
Investment contract deposits	—	—	6,228.5	—	6,228.5
Investment contract withdrawals	—	—	(4,361.6)	—	(4,361.6)
Net increase in banking operation deposits	—	—	159.5	—	159.5
Other	—	—	(1.1)	—	(1.1)
Net cash provided by (used in) financing activities	(855.6)	(716.3)	1,459.4	1,263.2	1,150.7
Net increase (decrease) in cash and cash equivalents	(532.3)	89.0	1,032.2	(133.0)	455.9
Cash and cash equivalents at beginning of period	842.8	617.4	2,001.1	(990.5)	2,470.8
Cash and cash equivalents at end of period	$310.5	$706.4	$3,033.3	$(1,123.5)	$2,926.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
September 30, 2018
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2017

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
			(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(36.7)	$449.3	$3,721.0	$(504.9)	$3,628.7
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	—	—	(10,425.7)	—	(10,425.7)
Sales	—	—	1,011.2	—	1,011.2
Maturities	—	—	6,577.2	—	6,577.2
Mortgage loans acquired or originated	—	—	(2,036.5)	—	(2,036.5)
Mortgage loans sold or repaid	—	—	1,297.4	—	1,297.4
Real estate acquired	—	—	(113.6)	—	(113.6)
Real estate sold	—	—	457.1	—	457.1
Net purchases of property and equipment	—	—	(133.3)	—	(133.3)
Dividends and returns of capital received from (contributed to) unconsolidated entities	250.1	(37.0)	—	(213.1)	—
Net change in other investments	(4.4)	(70.5)	(106.6)	230.0	48.5
Net cash provided by (used in) investing activities	245.7	(107.5)	(3,472.8)	16.9	(3,317.7)
Financing activities
Issuance of common stock	143.1	—	—	—	143.1
Acquisition of treasury stock	(218.1)	—	—	—	(218.1)
Proceeds from financing element derivatives	—	—	0.1	—	0.1
Payments for financing element derivatives	—	—	(59.5)	—	(59.5)
Purchase of subsidiary shares from noncontrolling interest	—	—	(13.3)	—	(13.3)
Dividends to common stockholders	(398.5)	—	—	—	(398.5)
Issuance of long-term debt	—	6.4	—	(6.4)	—
Principal repayments of long-term debt	—	(19.5)	(56.2)	19.5	(56.2)
Net proceeds from (repayments of) short-term borrowings	—	—	(71.6)	76.5	4.9
Dividends and capital received from (paid to) parent	—	(250.1)	37.0	213.1	—
Investment contract deposits	—	—	8,244.4	—	8,244.4
Investment contract withdrawals	—	—	(7,963.1)	—	(7,963.1)
Net increase in banking operation deposits	—	—	79.8	—	79.8
Other	—	—	0.8	—	0.8
Net cash provided by (used in) financing activities	(473.5)	(263.2)	198.4	302.7	(235.6)
Net increase (decrease) in cash and cash equivalents	(264.5)	78.6	446.6	(185.3)	75.4
Cash and cash equivalents at beginning of period	882.6	1,203.4	2,114.8	(1,481.2)	2,719.6
Cash and cash equivalents at end of period	$618.1	$1,282.0	$2,561.4	$(1,666.5)	$2,795.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of September 30, 2018, compared with December 31, 2017, and our consolidated results of operations for the three and nine months ended September 30, 2018 and 2017, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2017, filed with the SEC and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

•                  Corporate, which manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate segment primarily reflect our financing activities (including financing costs), income on capital not allocated to other segments, inter-segment eliminations, income tax risks and certain income, expenses and other adjustments not allocated to the segments based on the nature of such items. Results of PSI, our retail broker-dealer and RIA; RobustWealth, our financial technology company; and our exited group medical and long-term care insurance businesses are reported in this segment.

Transactions Affecting Comparability of Results of Operations

Acquisitions

RobustWealth. On July 2, 2018, we finalized the acquisition of RobustWealth, a financial technology company. The acquisition adds RobustWealth’s digital capabilities to our industry knowledge, asset management experience and technology to help consumers meet their financial goals on an enhanced digital advice platform. The RobustWealth platform will retain its open architecture philosophy and RobustWealth will continue to sell its platform to outside firms as part of its growth strategy. RobustWealth is consolidated within the Corporate segment due to its strategic benefits across the organization.

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

Other

Actuarial Assumption Updates.  We periodically review and update actuarial assumptions that are inputs to the models for DAC and other actuarial balances and make model refinements as necessary. During the third quarter of 2018, assumption updates and model refinements were made resulting in an unlocking of DAC and other actuarial balances that increased consolidated net income by $32.1 million for both the three and nine months ended September 30, 2018. The pre-tax operating earnings impact was $(53.5) million for our Principal International segment, $19.2 million for our Retirement and Income Solutions segment and $(9.3) million for our U.S. Insurance Solutions segment for both the three and nine months ended September 30, 2018.

During the third quarter of 2017, assumption updates and model refinements were made resulting in an unlocking of DAC and other actuarial balances that decreased consolidated net income by $26.6 million for both the three and nine months ended September 30, 2017. The pre-tax operating earnings impact was $(32.8) million for our U.S. Insurance Solutions segment and $(21.8) million for our Retirement and Income Solutions segment and $(11.8) million for our Principal International segment for both the three and nine months ended September 30, 2017.

The Individual Life insurance business actuarial assumption updates and model refinements affected several line items within our income statement. The following table presents the increase (decrease) for the Individual Life insurance income statement line items for both the three and nine months ended September 30, 2018 and 2017.

	For the three and nine months ended
	September 30,
	2018	2017

	(in millions)
Pre-tax operating earnings	$(15.5)	$(47.0)
Fees and other revenues	(2.3)	14.2
Benefits, claims and settlement expenses	20.7	18.5
Dividends to policyholders	1.8	—
Operating expenses	(9.3)	42.7

Real Estate Realignment. Effective August 1, 2018, we agreed to a realignment of one of our real estate investment teams. With the realignment, we no longer manage $9.2 billion of assets for a large real estate client but accelerate the recognition of a significant performance fee that was earned due to our successful management of the assets, which drove market value appreciation of the real estate investments. During the third quarter we recognized, within the Principal Global Investors segment, $253.1 million of fees and other revenue related to the performance fee. This was partially offset by $151.9 million of operating expenses related to revenue sharing arrangements, resulting in a $101.2 million increase to pre-tax operating earnings within the Principal Global Investors segment. Ongoing impacts to segment pre-tax operating earnings are not expected to be material.

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

Real Estate Transactions. In an effort to adjust the concentration of our real estate holdings in Southern California, improve the liquidity of our real estate portfolio and gain control of certain properties that were jointly owned, we entered an exchange agreement to exit certain real estate joint ventures in September 2017. The transaction resulted in us transferring our interest in certain real estate properties in exchange for our joint venture partner’s interest in certain other real estate properties. In a subsequent transaction we sold certain of these real estate properties to a third party. Both transactions closed in September 2017.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items. The most significant impact occurs within our Principal International segment where pre-tax operating earnings were negatively impacted $7.1 million and $3.1 million for the three and nine months ended September 30, 2018, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. This impact was calculated by comparing (a) the difference between current year results and prior year results to (b) the difference between current year results and prior year results translated using current year exchange rates for both periods. We use this approach to calculate the impact of exchange rates on all revenue and expense line items. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

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

On May 9, 2018, the SEC issued three proposals. First, the SEC proposed Regulation Best Interest, which is designed to make it clear that a broker-dealer may not put its financial interest ahead of the interests of a retail customer in making recommendations. Second, the SEC proposed an interpretation to reaffirm and, in some cases, clarify the SEC’s view of the fiduciary duty that investment advisers owe to their clients. Third, the SEC proposed a new standardized short-form disclosure that all broker-dealers and investment advisers would be required to provide to clients to describe the key points of the client relationship. The comment period on the proposals has closed, and the industry is awaiting further SEC action.

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

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2018	2017	(decrease)	2018	2017	(decrease)
			(in millions)
Revenues:
Premiums and other considerations	$2,172.4	$2,126.1	$46.3	$4,433.4	$4,826.8	$(393.4)
Fees and other revenues	1,261.8	987.1	274.7	3,285.7	2,882.8	402.9
Net investment income	919.4	838.0	81.4	2,710.7	2,581.8	128.9
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(1.9)	693.2	(695.1)	59.3	623.7	(564.4)
Net other-than-temporary impairment (losses) recoveries on available-for-sale securities	(1.4)	2.6	(4.0)	(8.3)	(27.1)	18.8
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	(2.2)	(19.2)	17.0	(14.2)	(32.5)	18.3
Net impairment losses on available-for-sale securities	(3.6)	(16.6)	13.0	(22.5)	(59.6)	37.1
Net realized capital gains (losses)	(5.5)	676.6	(682.1)	36.8	564.1	(527.3)
Total revenues	4,348.1	4,627.8	(279.7)	10,466.6	10,855.5	(388.9)
Expenses:
Benefits, claims and settlement expenses	2,642.1	2,504.6	137.5	5,752.4	6,020.7	(268.3)
Dividends to policyholders	31.9	32.6	(0.7)	92.6	92.7	(0.1)
Operating expenses	1,105.0	932.8	172.2	3,080.1	2,804.7	275.4
Total expenses	3,779.0	3,470.0	309.0	8,925.1	8,918.1	7.0
Income before income taxes	569.1	1,157.8	(588.7)	1,541.5	1,937.4	(395.9)
Income taxes	109.1	344.6	(235.5)	219.5	455.8	(236.3)
Net income	460.0	813.2	(353.2)	1,322.0	1,481.6	(159.6)
Net income attributable to noncontrolling interest	3.7	3.0	0.7	12.0	13.0	(1.0)
Net income attributable to Principal Financial Group, Inc.	$456.3	$810.2	$(353.9)	$1,310.0	$1,468.6	$(158.6)

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Net Income Attributable to Principal Financial Group, Inc.

Net income attributable to Principal Financial Group, Inc. decreased primarily due to after-tax net realized capital losses in 2018 as compared to after-tax net realized capital gains in 2017 primarily due to net gains resulting from real estate transactions in 2017.

Total Revenues

Premiums increased $33.3 million for the U.S. Insurance Solutions segment primarily due to growth in the business. Premiums increased $12.3 million for the Principal International segment in Latin America primarily due to higher sales of single premium annuities with life contingencies in Chile.

Fees and other revenues increased $265.1 million for the Principal Global Investors segment primarily due to an increase in revenue resulting from the accelerated recognition of performance fees from the realignment of a real estate investment team.

Net investment income increased in our U.S. operations primarily due to $41.9 million attributable to higher average invested assets and cash and a $22.5 million increase in variable investment income. For additional information, see “Investments — Investment Results – Net Investment Income.”

Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. We had net realized capital losses in 2018 as compared to net realized capital gains in 2017 primarily due to net gains resulting from real estate transactions in 2017. For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses increased $51.9 million for the Retirement and Income Solutions segment primarily due to an increase in reserves resulting from higher sales of single premium individual annuities with life contingencies. Benefits, claims and settlement expenses increased for the Principal International segment primarily in Latin America due to $31.2 million higher reserves related to higher inflation-based interest crediting rates to customers and $11.1 million higher sales of single premium annuities with life contingencies in Chile. Benefits, claims and settlement expenses increased for the U.S. Insurance Solutions segment primarily due to $31.5 million resulting from growth in the business and $6.4 million resulting from a more unfavorable impact associated with actuarial assumption updates and model refinements in 2018 as compared to 2017.

Operating expenses increased $180.0 million for the Principal Global Investors segment primarily due to the realignment of a real estate investment team.

Income Taxes

The effective income tax rate decreased to 19% for the three months ended September 30, 2018, from 30% for the three months ended September 30, 2017, primarily due to the impact of U.S. tax reform relative to changes in income before income taxes. See Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 7, Income Taxes” for a reconciliation between the U.S. corporate income tax rate and the effective income tax rate.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net Income Attributable to Principal Financial Group, Inc.

Net income attributable to Principal Financial Group, Inc. decreased primarily due to a $410.8 million after-tax net gain resulting from real estate transactions in 2017. This decrease was partially offset by a $99.6 million decrease in losses on derivatives not designated as hedging instruments, $73.9 million related to the realignment of a real estate investment team and $58.7 million resulting from a favorable impact associated with actuarial assumption updates and model refinements in 2018 compared to an unfavorable impact in 2017.

Total Revenues

Premiums decreased $592.9 million for the Retirement and Income Solutions segment primarily due to lower sales of single premium group and individual annuities with life contingencies. The single premium group annuity product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore premiums tend to vary from period to period. Premiums increased $104.4 million for the Principal International segment in Latin America primarily due to higher sales of single premium annuities with life contingencies in Chile. Premiums increased $95.1 million for the U.S. Insurance Solutions segment primarily due to growth in the business.

Fees and other revenues increased $311.6 million for the Principal Global Investors segment primarily due to an increase in revenue resulting from the accelerated recognition of performance fees from the realignment of a real estate investment team.

Net investment income increased in our U.S. operations primarily due to higher average invested assets and cash. For additional information, see “Investments — Investment Results – Net Investment Income.”

Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. Net realized capital gains decreased primarily due to $690.9 million in net gains resulting from real estate transactions in 2017. This decrease was partially offset by a $156.9 million decrease in losses on derivatives not designated as hedging instruments. For additional information, see “Investments — Investment Results.”

Total Expenses

Benefits, claims and settlement expenses decreased $474.9 million for the Retirement and Income Solutions segment primarily due to a smaller increase in reserves in 2018 compared to 2017, stemming from lower sales of single premium group and individual annuities with life contingencies. Benefits, claims and settlement expenses increased for the Principal International segment primarily in Latin America due to $102.4 million higher sales of single premium annuities with life contingencies in Chile and $39.8 million higher reserves related to higher inflation-based interest crediting rates to customers.

Operating expenses increased $203.8 million for the Principal Global Investors segment primarily due to the realignment of a real estate investment team. Operating expenses increased for the Retirement and Income Solutions segment primarily due to an increase in DAC amortization expense related to a $36.8 million increase stemming from model true-ups reflecting product liability estimates, market performance, and normal growth in the block of business, as well as a $13.1 million increase stemming from actuarial assumption updates, both of which were less favorable in 2018 compared to 2017.

Income Taxes

The effective income tax rate decreased to 14% for the nine months ended September 30, 2018, from 24% for the nine months ended September 30, 2017, primarily due to the impact of U.S. tax reform relative to changes in income before income taxes. See Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 7, Income Taxes” for a reconciliation between the U.S. corporate income tax rate and the effective income tax rate.

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

The following table presents the Retirement and Income Solutions net revenue for the periods indicated:

	For the three months ended			For the nine months ended
	September 30,			September 30,
			Increase			Increase
	2018	2017	(decrease)	2018	2017	(decrease)
			(in millions)
Retirement and Income Solutions – Fee	$415.8	$372.1	$43.7	$1,234.4	$1,181.7	$52.7
Retirement and Income Solutions – Spread	141.9	131.0	10.9	412.6	420.0	(7.4)
Total Retirement and Income Solutions	$557.7	$503.1	$54.6	$1,647.0	$1,601.7	$45.3

The following table presents certain summary financial data relating to the Retirement and Income Solutions segment for the periods indicated:

	For the three months ended			For the nine months ended
	September 30,			September 30,
			Increase			Increase
	2018	2017	(decrease)	2018	2017	(decrease)
			(in millions)
Operating revenues:
Premiums and other considerations	$1,496.8	$1,496.1	$0.7	$2,342.6	$2,935.5	$(592.9)
Fees and other revenues	358.2	352.3	5.9	1,067.0	1,032.0	35.0
Net investment income	583.6	522.4	61.2	1,661.9	1,569.7	92.2
Total operating revenues	2,438.6	2,370.8	67.8	5,071.5	5,537.2	(465.7)
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	1,880.9	1,867.7	13.2	3,424.5	3,935.5	(511.0)
Operating expenses	297.9	293.0	4.9	937.7	903.6	34.1
Total expenses	2,178.8	2,160.7	18.1	4,362.2	4,839.1	(476.9)

Pre-tax operating earnings	$259.8	$210.1	$49.7	$709.3	$698.1	$11.2

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Pre-Tax Operating Earnings

Pre-tax operating earnings increased in our Fee business primarily due to a $48.7 million impact associated with actuarial assumption updates and model refinements, which was favorable in 2018 compared to unfavorable in 2017.

Net Revenue

Net revenue increased in our Fee business primarily due to a $33.7 million less unfavorable impact associated with actuarial assumption updates and model refinements in 2018 compared to 2017, and a $10.0 million increase primarily related to higher fees stemming from an increase in mean account values, which resulted from an increase in the daily average equity markets.  Net revenue increased in our Spread business primarily due to a $9.7 million increase in variable investment income.

Operating Expenses

Operating expenses decreased in our Fee business due to a $15.0 million impact associated with actuarial assumption updates and model refinements, which was favorable in 2018 compared to unfavorable in 2017. This decrease was partially offset by a $6.1 million increase in DAC amortization expense stemming from normal growth in the block of business and a $3.8 million increase to support our businesses. Operating expenses increased $8.6 million in our Spread business primarily due to growth in the block of business.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Pre-Tax Operating Earnings

Pre-tax operating earnings increased in our Fee business due to a $48.7 million impact associated with actuarial assumption updates and model refinements, which was favorable in 2018 compared to unfavorable in 2017. This increase was partially offset by an increase in operating expenses stemming from a $13.1 million increase to support our businesses and a $10.3 million increase in staff related costs, including pension and other postretirement benefits. Pre-tax operating earnings decreased in our Spread business due to a $7.7 million less favorable impact associated with actuarial assumption updates and model refinements in 2018 compared to 2017.

Net Revenue

Net revenue increased in our Fee business primarily due to a $33.7 million less unfavorable impact associated with actuarial assumption updates and model refinements in 2018 compared to 2017 and a $19.0 million increase primarily related to higher fees stemming from an increase in mean account values, which resulted from an increase in the daily average equity markets. Net revenue decreased in our Spread business primarily due to a $7.4 million impact associated with actuarial assumption updates and model refinements, which was unfavorable in 2018 as compared to favorable in 2017.

Operating Expenses

Operating expenses increased in our Fee business due to a $13.1 million increase to support our businesses and a $10.3 million increase in staff related costs, including pension and other postretirement benefits.

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

The following table presents the AUM rollforward for assets managed by Principal Global Investors for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017

	(in billions)
AUM, beginning of period	$429.8	$410.4	$430.9	$390.5
Net cash flow	(1.7)	2.5	(8.5)	(0.5)
Investment performance (1)	8.0	10.4	10.5	33.4
Operations acquired (2)	—	—	3.5	—
Operations disposed (3)	(9.2)	—	(9.2)	—
Other	(0.4)	—	(0.7)	(0.1)
AUM, end of period	$426.5	$423.3	$426.5	$423.3

(1)            Variations in investment performance are primarily the result of fluctuations in market performance over time.

(2)            Reflects assets managed by Principal Global Investors resulting from the acquisition of INTERNOS in April 2018.

(3)            Reflects outflows related to the realignment of a real estate investment management team within the Principal Global Investors segment in August 2018.

The following table presents certain summary financial data relating to the Principal Global Investors segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2018	2017	(decrease)	2018	2017	(decrease)
	(in millions)
Operating revenues:
Fees and other revenues	$631.8	$366.7	$265.1	$1,377.2	$1,065.6	$311.6
Net investment income	1.0	0.8	0.2	3.7	3.3	0.4
Total operating revenues	632.8	367.5	265.3	1,380.9	1,068.9	312.0
Expenses:
Total expenses	415.7	235.7	180.0	923.4	718.6	204.8

Pre-tax operating earnings attributable to noncontrolling interest	1.7	1.6	0.1	4.8	4.7	0.1
Pre-tax operating earnings	$215.4	$130.2	$85.2	$452.7	$345.6	$107.1

Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017

Pre-Tax Operating Earnings

Pre-tax operating earnings increased primarily due to a $253.1 million accelerated performance fee resulting from the realignment of a real estate investment team. This was partially offset by an increase of $151.9 million in operating expenses related to the realignment.

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

The following table presents the Principal International segment AUM rollforward for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(in billions)

AUM, beginning of period	$156.3	$147.7	$160.7	$137.1
Net cash flow	0.7	2.1	4.4	3.8
Investment performance (1)	2.1	3.6	4.3	11.8
Operations acquired (2)	—	—	3.8	—
Effect of exchange rates	(2.6)	5.1	(16.4)	6.0
Other	0.1	0.1	(0.2)	(0.1)
AUM, end of period	$156.6	$158.6	$156.6	$158.6

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

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2018	2017	(decrease)	2018	2017	(decrease)
	(in millions)

Net revenue	$150.2	$181.8	$(31.6)	$559.4	$566.4	$(7.0)

The following table presents certain summary financial data relating to the Principal International segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2018	2017	(decrease)	2018	2017	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$55.6	$43.3	$12.3	$255.1	$150.7	$104.4
Fees and other revenues	119.7	110.7	9.0	367.7	320.6	47.1
Net investment income	112.1	120.7	(8.6)	437.3	444.1	(6.8)
Total operating revenues	287.4	274.7	12.7	1,060.1	915.4	144.7
Expenses:
Benefits, claims and settlement expenses	137.2	92.9	44.3	500.7	349.0	151.7
Operating expenses	117.1	108.1	9.0	355.1	311.4	43.7
Total expenses	254.3	201.0	53.3	855.8	660.4	195.4

Pre-tax operating earnings attributable to noncontrolling interest	0.7	1.3	(0.6)	2.8	3.3	(0.5)
Pre-tax operating earnings	$32.4	$72.4	$(40.0)	$201.5	$251.7	$(50.2)

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased $43.8 million in Latin America. The third quarter actuarial assumption updates and model refinements in Brazil resulted in a $41.7 million decrease in earnings relative to the year earlier period. Excluding this impact, foreign currency headwinds of $7.4 million offset underlying growth in the Latin America businesses. Pre-tax operating earnings increased $5.6 million in Asia due to continued growth in the business.

Net Revenue

Net revenue decreased $37.2 million in Latin America. The third quarter actuarial assumption updates and model refinements in Brazil resulted in a $41.7 million decrease in revenues relative to the year earlier period. Excluding this impact, foreign currency headwinds of $10.7 million offset underlying growth in the Latin America businesses. Net revenue increased $5.6 million in Asia due to continued growth in the business.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased $65.5 million in Latin America due to the impacts of the third quarter actuarial assumption updates and model refinements in Brazil, which resulted in a $41.7 million decrease in earnings relative to the year earlier period, and $19.8 million of unfavorable relative market performance on our required regulatory investments relative to the year earlier period. This was partially offset by an increase in Asia’s pre-tax operating earnings of $20.6 million due to continued growth in the business.

Net Revenue

Net revenue decreased $29.6 million in Latin America primarily due to the impacts of the third quarter actuarial assumption updates and model refinements in Brazil, which resulted in a $41.7 million decrease in revenues relative to the year earlier period, and $20.2 million of unfavorable relative market performance on our required regulatory investments relative to the year earlier period. These decreases were partially offset by growth in Mexico of $29.2 million. In addition, net revenue increased $22.4 million in Asia due to continued growth in the business.

U.S. Insurance Solutions Segment

U.S. Insurance Solutions Segment Summary Financial Data

Premium and fees are a key metric for growth in the U.S. Insurance Solutions segment. We receive premiums on our specialty benefits insurance products as well as our traditional life insurance products. Fees are generated from our specialty benefits fee-for-service products as well as our universal life, variable universal life and indexed universal life insurance products. We use several reinsurance programs to help manage the mortality and morbidity risk. Premium and fees is reported net of reinsurance premiums.

In our Specialty Benefits insurance business, premium and fees growth is a result of strong retention, sales and in-group growth. In our Individual Life insurance business, premium and fees growth is driven by strong sales with a focus on maintaining a balanced product portfolio.

The following table presents the U.S. Insurance Solutions segment premium and fees for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
	2018	2017	Increase (decrease)	2018	2017	Increase (decrease)
	(in millions)
Premium and fees:
Specialty Benefits insurance	$548.0	$513.7	$34.3	$1,610.6	$1,500.5	$110.1
Individual Life insurance	269.1	273.8	(4.7)	822.7	814.0	8.7

The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
	2018	2017	Increase (decrease)	2018	2017	Increase (decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$620.0	$586.7	$33.3	$1,835.7	$1,740.6	$95.1
Fees and other revenues (1)	197.1	200.8	(3.7)	597.5	573.8	23.7
Net investment income	212.2	198.0	14.2	612.8	598.1	14.7
Total operating revenues	1,029.3	985.5	43.8	3,046.0	2,912.5	133.5
Expenses:
Benefits, claims and settlement expenses (1)	628.2	588.1	40.1	1,837.1	1,769.7	67.4
Dividends to policyholders (1)	31.8	32.6	(0.8)	92.5	92.6	(0.1)
Operating expenses (1)	251.1	281.6	(30.5)	780.4	776.4	4.0
Total expenses	911.1	902.3	8.8	2,710.0	2,638.7	71.3

Pre-tax operating earnings (1)	$118.2	$83.2	$35.0	$336.0	$273.8	$62.2

(1)         For further details related to the impact associated with actuarial assumption updates and model refinements for the three and nine months ended September 30, 2018 and 2017, see “Transactions Affecting Comparability of Results of Operations — Actuarial Assumption Updates.”

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Pre-Tax Operating Earnings

Pre-tax operating earnings increased $35.1 million in our Individual Life insurance business primarily due to a less unfavorable impact associated with actuarial assumption updates and model refinements in 2018 as compared to 2017.

Operating Revenues

Premium and fees increased $34.3 million in our Specialty Benefits insurance business primarily due to growth in the business.

Net investment income increased $8.2 million in our Specialty Benefits insurance business due to higher variable investment income.  Net investment income increased $6.0 million in our Individual Life insurance business due to growth in invested assets and higher yields.

Total Expenses

Benefits, claims and settlement expenses increased primarily due to $31.5 million resulting from growth in the business and $6.4 million resulting from a more unfavorable impact associated with actuarial assumption updates and model refinements in 2018 as compared to 2017.

Operating expenses decreased $50.1 million in our Individual Life insurance business primarily due to a favorable impact associated with actuarial assumption updates and model refinements in 2018 compared to an unfavorable impact in 2017. Operating expenses increased $19.6 million in our Specialty Benefits insurance business primarily due to growth in the business.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Pre-Tax Operating Earnings

Pre-tax operating earnings increased $40.6 million in our Individual Life insurance business primarily due to a less unfavorable impact associated with actuarial assumption updates and model refinements in 2018 as compared to 2017. Pre-tax operating earnings increased in our Specialty Benefits insurance business primarily due to $30.4 million in favorable claim experience, partially offset by an $8.0 million less favorable impact associated with actuarial assumption updates and model refinements in 2018 as compared to 2017.

Operating Revenues

Premium and fees increased primarily due to growth in the business.

Net investment income increased primarily due to growth in invested assets.

Total Expenses

Benefits, claims and settlement expenses increased primarily due to $90.2 million resulting from growth in the business, partially offset by $29.2 million in favorable claim experience.

Operating expenses increased $48.5 million in our Specialty Benefits insurance business primarily due to growth in the business. Operating expenses decreased $44.5 million in our Individual Life insurance business primarily due to a favorable impact associated with actuarial assumption updates and model refinements in 2018 compared to an unfavorable impact in 2017.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2018	2017	(decrease)	2018	2017	(decrease)
	(in millions)
Operating revenues:
Total operating revenues	$(21.4)	$(20.3)	$(1.1)	$(38.4)	$(41.6)	$3.2
Expenses:
Total expenses	11.4	22.3	(10.9)	82.6	106.4	(23.8)

Pre-tax operating earnings (losses) attributable to noncontrolling interest	(0.4)	0.4	(0.8)	2.9	1.0	1.9
Pre-tax operating losses	$(32.4)	$(43.0)	$10.6	$(123.9)	$(149.0)	$25.1

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Pre-Tax Operating Losses

Pre-tax operating losses decreased primarily due to settling tax negotiations that resulted in a $16.2 million penalty abatement with interest in 2018 partially offset by a $3.9 million penalty refund in 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

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

We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised at inopportune times. For example, as of September 30, 2018, approximately $9.6 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain surrender charges and other provisions limiting early surrenders.

The following table summarizes the withdrawal characteristics of our domestic general account investment contracts as of September 30, 2018.

	Contractholder funds	Percentage
	(in millions)
Not subject to discretionary withdrawal	$10,621.8	33.2%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	8,242.0	25.8
Market value adjustments	7,187.5	22.5
Subject to discretionary withdrawal without adjustments	5,942.5	18.5
Total domestic investment contracts	$31,993.8	100.0%

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

As of September 30, 2018 and December 31, 2017, we had short-term credit facilities with various financial institutions in an aggregate amount of $996.1 million and $952.3 million, respectively. As of September 30, 2018 and December 31, 2017, we had $36.1 million and $39.5 million, respectively, of outstanding borrowings, with no assets pledged as support. During the first quarter of 2017, we extended or renewed $789.0 million of our revolving credit facilities. The facilities and their new maturity dates include a $600.0 million 5-year facility, with PFG, PFS and Principal Life as co-borrowers that matures March 2022 and a $200.0 million 5-year credit facility, with PFG, PFS, Principal Life and Principal Financial Services V (UK) LTD as co-borrowers, of which $11.0 million matures March 2020 and $189.0 million matures March 2022. The revolving credit facilities are committed and available for general corporate purposes. The $600.0 million facility is supported by seventeen banks and the $200.0 million facility is supported by fifteen banks through March 2020, reduced to $189.0 million supported by fourteen banks thereafter. Most of the banks have other relationships with us. In addition to the revolving credit facilities, Principal International Chile has the capacity to access up to $151.1 million in unsecured lines of credit offered by Chilean financial institutions and Principal Life has a $45.0 million unsecured line of credit. Due to the financial strength and the strong relationships we have with these providers, we are comfortable we have very low risk the financial institutions would be unable or unwilling to fund these facilities.

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

Total stockholder dividends paid by Principal Life to its parent for the nine months ended September 30, 2018, were $580.0 million, all of which was extraordinary and approved by the Commissioner. As of September 30, 2018, we had $2,033.5 million of cash and liquid assets held in our holding companies and other subsidiaries, which is available for corporate purposes. This includes assets in excess of targeted statutory capital ratios and immediate working capital needs.

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

Net cash provided by operating activities was $3,713.9 million and $3,628.7 million for the nine months ended September 30, 2018 and 2017, respectively. Our insurance business typically generates positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The increase in cash provided by operating activities in 2018 compared to 2017 was primarily due to growth in the business. The increase was partially offset by net cash outflows for trading securities and equity securities with operating intent versus net cash inflows in the prior year.

Net cash used in investing activities was $4,408.7 million and $3,317.7 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in cash used in investing activities was driven by increased net purchases of fixed maturities available-for-sale and equity securities with intent to hold and a decrease in cash provided from the sale of real estate.

Net cash provided by financing activities was $1,150.7 million for the nine months ended September 30, 2018, compared to net cash used in financing activities of $235.6 million for the nine months ended September 30, 2017. The increase in cash provided by financing activities was the result of higher net investment contract deposits in 2018 as compared to 2017, partially offset by an increase in the acquisition of treasury stock.

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

Short-Term Debt. The components of short-term debt were as follows:

	September 30, 2018	December 31, 2017
	(in millions)
Other recourse short-term debt	$36.1	$39.5
Total short-term debt	$36.1	$39.5

The short-term credit facilities are used for general corporate purposes and borrowings outstanding can fluctuate as part of working capital management.

Long-Term Debt. As of September 30, 2018, no significant changes have occurred to long-term debt since December 31, 2017. However, on March 8, 2018, we entered into two contingent funding agreements that give us the right at any time over a ten-year or thirty-year period to issue up to $400.0 million or $350.0 million, respectively, of senior notes. For more information on the contingent funding agreements, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 6, Long-Term Debt.”

Stockholders’ Equity. The following table summarizes our dividends to stockholders and repurchase of common stock.

	For the nine months ended	For the year ended
	September 30, 2018	December 31, 2017

	(in millions)
Dividends to stockholders	$446.5	$540.0
Repurchase of common stock	461.5	220.4
Total cash returned to common stockholders	$908.0	$760.4

For additional stockholders’ equity information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 10, Stockholders’ Equity.”

Capitalization

The following table summarizes our capital structure:

	September 30, 2018	December 31, 2017

	($ in millions)
Debt:
Short-term debt	$36.1	$39.5
Long-term debt	3,245.5	3,178.4
Total debt	3,281.6	3,217.9

Equity excluding AOCI	13,048.4	12,683.8
Total capitalization excluding AOCI	$16,330.0	$15,901.7
Debt to equity excluding AOCI	25%	25%
Debt to capitalization excluding AOCI	20%	20%

Contractual Obligations and Contractual Commitments

As of September 30, 2018, no significant changes to contractual obligations and contractual commitments have occurred since December 31, 2017.

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

Guarantees and Indemnifications. As of September 30, 2018, no significant changes to guarantees and indemnifications have occurred since December 31, 2017. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 9, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

Financial Strength and Credit Ratings

Our ratings are influenced by the relative ratings of our peers/competitors as well as many other factors including our operating and financial performance, capital levels, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage and other factors.

In August 2018, Fitch affirmed the ‘AA-’ financial strength ratings of Principal Life and Principal National Life Insurance Company (“PNLIC”). Fitch also affirmed PFG’s senior unsecured debt at ‘A-’. The outlook on all ratings remains ‘stable’. The rating reflects very strong and stable operating profitability and a very strong business profile, reflecting strong market position and significant operating scale focusing on small and midsize businesses in the retirement market.

In April 2018, S&P affirmed the financial strength ratings of Principal Life and PNLIC at ‘A+’. S&P upgraded PFG’s senior unsecured debt rating to ‘A-’ from ‘BBB+’. The outlook remains ‘stable’ for all ratings. Principal Life’s enterprise risk management rating was affirmed as ‘Strong’. The rating affirmation reflects S&P’s view that we have a very strong competitive position as a leader in the U.S. small to midsize 401(k) market, with strong asset management and insurance solution capabilities. The upgrade of the senior debt rating reflects growth in unregulated cash flow available to the holding company.

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

A.M. Best continues to maintain a ‘negative’ outlook reflecting its view that a negative impact on the U.S. life insurance sector could come from pressures such as the flattening yield curve, low treasury rates and evolving regulatory issues.

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

As of September 30, 2018, 42% of our net assets (liabilities) were Level 1, 54% were Level 2 and 4% were Level 3. Excluding separate account assets as of September 30, 2018, 2% of our net assets (liabilities) were Level 1, 97% were Level 2 and 1% were Level 3.

As of December 31, 2017, 41% of our net assets (liabilities) were Level 1, 56% were Level 2 and 3% were Level 3. Excluding separate account assets as of December 31, 2017, 3% of our net assets (liabilities) were Level 1, 97% were Level 2 and 0% were Level 3.

Changes in Level 3 Fair Value Measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2018, were $8,831.7 million as compared to $7,791.7 million as of December 31, 2017. The increase was primarily related to gains and net purchases in our separate account assets and net purchases of certain structured securities. These increases were partially offset by net transfers out of Level 3 into Level 2 for certain fixed maturities, available for sale. The transfers out of Level 3 were due to our obtaining prices from recognized third party pricing vendors or from internal models using substantially all market observable information versus relying on broker quotes or utilizing significant unobservable inputs.

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2017, were $7,859.8 million as compared to $7,779.6 million as of December 31, 2016. The increase was primarily related to gains in our separate account assets. These gains were partially offset by net sales of our separate account assets.

Investments

We had total consolidated assets as of September 30, 2018, of $258,758.3 million, of which $84,007.2 million were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk; therefore, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of September 30, 2018, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans. The remainder is invested in other investments, equity securities, real estate and residential mortgage loans. In addition, policy loans are included in our invested assets.

	September 30, 2018		December 31, 2017

	Carrying amount	% of total	Carrying amount	% of total

	($ in millions)
Fixed maturities:
Public	$40,676.9	49%	$41,999.3	51%
Private	20,412.4	24	17,955.1	22
Equity securities	1,885.8	2	1,866.6	2
Mortgage loans:
Commercial	13,570.0	16	12,871.5	16
Residential	1,349.7	2	1,279.0	2
Real estate held for sale	200.5	—	212.9	—
Real estate held for investment	1,499.2	2	1,523.8	2
Policy loans	804.4	1	808.3	1
Other investments	3,608.3	4	3,586.2	4
Total invested assets	84,007.2	100%	82,102.7	100%
Cash and cash equivalents	2,926.7		2,470.8
Total invested assets and cash	$86,933.9		$84,573.5

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

	For the three months ended September 30,						For the nine months ended September 30,
	2018		2017		Increase (decrease)		2018		2017		Increase (decrease)
	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

	($ in millions)

Fixed maturities	4.2%	$634.8	4.1%	$580.0	0.1%	$54.8	4.2%	$1,858.3	4.2%	$1,745.6	—%	$112.7
Equity securities	2.9	13.6	2.7	11.7	0.2	1.9	2.9	41.6	4.7	58.5	(1.8)	(16.9)
Mortgage loans — commercial	4.4	144.9	4.3	135.5	0.1	9.4	4.2	416.7	4.4	405.3	(0.2)	11.4
Mortgage loans — residential	5.4	17.9	4.1	12.9	1.3	5.0	5.5	54.0	4.8	45.0	0.7	9.0
Real estate	12.8	55.2	9.8	37.8	3.0	17.4	10.3	132.8	9.7	110.4	0.6	22.4
Policy loans	5.5	11.1	5.7	11.4	(0.2)	(0.3)	5.5	33.5	5.6	34.2	(0.1)	(0.7)
Cash and cash equivalents	2.5	16.6	1.3	7.6	1.2	9.0	1.9	38.1	0.9	19.4	1.0	18.7
Other investments	5.7	51.2	7.6	65.5	(1.9)	(14.3)	7.8	210.7	8.5	230.3	(0.7)	(19.6)
Total	4.4	945.3	4.3	862.4	0.1	82.9	4.4	2,785.7	4.4	2,648.7	—	137.0
Investment expenses	(0.1)	(25.9)	(0.1)	(24.4)	—	(1.5)	(0.1)	(75.0)	(0.1)	(66.9)	—	(8.1)
Net investment income	4.3%	$919.4	4.2%	$838.0	0.1%	$81.4	4.3%	$2,710.7	4.3%	$2,581.8	—%	$128.9

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Net investment income from fixed maturities increased primarily due to higher average invested assets in our U.S. operations.

Net investment income from real estate increased primarily due to an increase in variable investment income related to the sale of certain value-add real estate.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net investment income from fixed maturities increased primarily due to higher average invested assets in our U.S. operations.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains and losses for the periods indicated.

	For the three months ended September 30,			For the nine months ended September 30,
	2018	2017	Increase (decrease)	2018	2017	Increase (decrease)

	(in millions)
Fixed maturities, available-for-sale – credit impairments (1)	$(3.6)	$(16.6)	$13.0	$(22.5)	$(58.8)	$36.3
Commercial mortgage loans – credit impairments	0.6	(0.1)	0.7	0.6	(0.3)	0.9
Other – credit impairments	0.8	1.3	(0.5)	3.6	1.2	2.4
Fixed maturities, available-for-sale and trading – noncredit	23.4	(2.5)	25.9	(28.8)	(6.8)	(22.0)
Derivatives and related hedge activities (2)	38.3	(35.4)	73.7	(0.6)	(157.5)	156.9
Other gains (losses)	(65.0)	729.9	(794.9)	84.5	786.3	(701.8)
Net realized capital gains (losses)	$(5.5)	$676.6	$(682.1)	$36.8	$564.1	$(527.3)

(1)         Includes credit impairments as well as losses on sales of fixed maturities to reduce credit risk, net of realized credit recoveries on the sale of previously impaired securities. Credit gains on sales, excluding associated foreign currency fluctuations that are included in derivatives and related hedge activities, were a net gain of $0.0 million and $0.0 million for the three months ended September 30, 2018 and 2017, and $0.0 million and $0.8 million for the nine months ended September 30, 2018 and 2017, respectively.

(2)         Includes fixed maturities, trading net losses of $(0.3) million and $0.0 million for the three months ended September 30, 2018 and 2017, and $(1.7) million and $0.0 million for the nine months ended September 30, 2018 and 2017, respectively, which are a component of the GMWB embedded derivative hedging program net realized capital gains (losses) reflected in this line.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Derivatives and related hedge activities had net gains in 2018 as compared to net losses in 2017 primarily due to the GMWB embedded derivatives, including changes in the spread reflecting our own creditworthiness, and related hedging instruments. These changes were partially offset by currency derivatives that had losses in 2018 versus gains in 2017 due to changes in exchange rates.

Other gains (losses) reflected losses in 2018 as compared to gains in 2017 primarily due to net gains resulting from real estate transactions in 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net realized capital losses on derivatives and related hedge activities decreased primarily due to gains in 2018 versus losses in 2017 on the GMWB embedded derivatives, including changes in the spread reflecting our own creditworthiness, and related hedging instruments and decreased losses on interest rate swaps not designated as hedging instruments due to changes in interest rates. These changes were partially offset by currency derivatives that had losses in 2018 versus gains in 2017 due to changes in exchange rates.

Other gains decreased primarily due to net gains resulting from real estate transactions in 2017.

U.S. Investment Operations

Of our invested assets, $76,037.6 million were held by our U.S. operations as of September 30, 2018. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing investment policies and monitoring risk limits and tolerances. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect customers’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

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

We purchase credit default swaps to hedge certain credit exposures in our investment portfolio. We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $95.0 million and $143.5 million as of September 30, 2018 and December 31, 2017, respectively. We sell credit default swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Derivative Financial Instruments” under the caption, “Credit Derivatives Sold.”

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

	Weighted average loan-to-value ratio		Debt service coverage ratio
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017

New mortgages	51%	51%	2.2X	2.5X
Entire mortgage portfolio	45%	45%	2.6X	2.7X

We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, were $3,107.8 million and 3.6%, respectively, as of September 30, 2018 and $2,869.7 million and 3.4%, respectively, as of December 31, 2017. In addition, the amortized cost and weighted average yield of residential mortgage-backed pass-through securities, residential collateralized mortgage obligations, and asset-backed securities - home equity with material prepayment risk were $6,093.5 million and 3.3%, respectively, as of September 30, 2018 and $5,538.6 million and 3.1%, respectively, as of December 31, 2017.

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

	September 30, 2018		December 31, 2017

	Carrying amount	% of total	Carrying amount	% of total

	($ in millions)
Fixed maturities:
Public	$36,703.4	48%	$38,026.4	51%
Private	20,357.9	27	17,943.2	24
Equity securities	437.2	1	411.8	1
Mortgage loans:
Commercial	13,377.2	18	12,700.8	17
Residential	838.6	1	722.7	1
Real estate held for sale	198.0	—	210.7	—
Real estate held for investment	1,497.6	2	1,522.0	2
Policy loans	782.2	1	783.4	1
Other investments	1,845.5	2	1,815.4	3
Total invested assets	76,037.6	100%	74,136.4	100%
Cash and cash equivalents	2,704.7		2,284.4
Total invested assets and cash	$78,742.3		$76,420.8

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities. Included in the privately placed category as of September 30, 2018 and December 31, 2017, were $15.0 billion and $12.7 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

Fixed maturities were diversified by category of issuer, as shown in the following table for the periods indicated.

	September 30, 2018		December 31, 2017

	Carrying	Percent	Carrying	Percent

	amount	of total	amount	of total

	($ in millions)

U.S. government and agencies	$1,288.6	2%	$1,328.8	2%
States and political subdivisions	6,436.8	11	6,793.8	12
Non-U.S. governments	747.1	1	528.3	1
Corporate - public	19,432.9	34	20,679.9	37
Corporate - private	13,532.0	24	13,026.8	23
Residential mortgage-backed pass-through securities	2,683.5	5	2,879.2	5
Commercial mortgage-backed securities	3,833.0	7	3,675.9	7
Residential collateralized mortgage obligations	3,012.5	5	2,483.7	5
Asset-backed securities	6,094.9	11	4,573.2	8
Total fixed maturities	$57,061.3	100%	$55,969.6	100%

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 20% of total fixed maturities as of both September 30, 2018 and December 31, 2017. It is comprised of corporate and foreign government fixed maturities. The following table presents the carrying amount of our international exposure for our U.S. operation’s fixed maturities portfolio for the periods indicated.

	September 30, 2018	December 31, 2017

	(in millions)

European Union, excluding UK	$3,291.3	$3,119.1
United Kingdom	2,514.5	2,513.9
Asia-Pacific	1,622.2	1,550.7
Australia/New Zealand	1,524.0	1,511.2
Latin America	1,031.3	1,047.5
Europe, non-European Union	768.2	720.2
Middle East and Africa	516.2	455.2
Other (1)	352.4	283.6
Total	$11,620.1	$11,201.4

(1)                                 Includes exposure from two countries and various supranational organizations as of both September 30, 2018, and December 31, 2017.

International fixed maturities exposure is determined by the country of domicile of the parent entity of an individual asset. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of September 30, 2018 and December 31, 2017, our investments in Canada totaled $1,814.0 million and $1,854.5 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The following table presents our top ten exposures as of September 30, 2018.

Amortized cost
(in millions)

People’s Republic of China (1)	$230.9
Mars, Incorporated	217.1
Berkshire Hathaway Inc.	200.4
Wells Fargo & Company	189.9
Duke Energy Corporation	189.3
JPMorgan Chase & Co.	187.6
Comcast Corporation	181.8
Morgan Stanley	175.5
Bank of America Corporation	171.2
Union Pacific Corporation	170.0
Total top ten exposures	$1,913.7

(1)         Primarily includes exposure to state-owned entities operating in the energy, electric and chemical sectors.

Fixed Maturities Valuation and Credit Quality. Valuation techniques for the fixed maturities portfolio vary by security type and the availability of market data. The use of different pricing techniques and their assumptions could produce different financial results. See Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 11, Fair Value Measurements” for further details regarding our pricing methodology. Once prices are determined, they are reviewed by pricing analysts for reasonableness based on asset class and observable market data. Investment analysts who are familiar with specific securities review prices for reasonableness through direct interaction with external sources, review of recent trade activity or use of internal models. All fixed maturities placed on the “watch list” are periodically analyzed by investment analysts. These analysts periodically meet with the Chief Investment Officer and the Portfolio Managers to determine reasonableness of the analysts’ prices. The valuation of impaired bonds for which there is no quoted price is typically based on relative value analysis and the present value of the future cash flows expected to be received. Although we believe these values reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other market factors involve qualitative and unobservable inputs.

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

	September 30, 2018			December 31, 2017
			Percent of			Percent of
	Amortized	Carrying	carrying	Amortized	Carrying	carrying
NAIC designation	cost	amount	amount	cost	amount	amount
	($ in millions)

1	$39,162.9	$39,143.5	68%	$36,314.6	$37,769.0	67%
2	15,567.4	15,755.9	28	14,766.4	15,714.7	28
3	1,739.5	1,742.3	3	1,906.8	1,987.7	4
4	351.7	340.4	1	342.6	335.4	1
5	52.8	51.5	—	142.4	126.0	—
6	28.2	27.7	—	38.3	36.8	—
Total fixed maturities	$56,902.5	$57,061.3	100%	$53,511.1	$55,969.6	100%

Fixed maturities included 70 securities with an amortized cost of $876.9 million, gross gains of $7.6 million, gross losses of $9.6 million and a carrying amount of $874.9 million as of September 30, 2018, that were still pending a review and assignment of a designation by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, we will always have securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent designation is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities. As of September 30, 2018, based on amortized cost, 99% of our CMBS portfolio had an NAIC designation of 1 and 93% was issued during the more conservative underwriting periods prior to 2005 and after 2008.

The following tables present our exposure by credit quality, based on NAIC designations, and vintage for our CMBS portfolio as of the periods indicated.

	September 30, 2018
	2004 and prior		2005 to 2008		2009 and after		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
NAIC designation	cost	amount	cost	amount	cost	amount	cost	amount
	(in millions)

1	$42.0	$42.7	$229.4	$225.6	$3,620.0	$3,525.5	$3,891.4	$3,793.8
2	—	—	5.9	5.7	1.2	1.2	7.1	6.9
3	—	—	20.3	20.3	—	—	20.3	20.3
4	—	—	2.4	1.0	—	—	2.4	1.0
5	0.1	—	7.4	8.1	—	—	7.5	8.1
6	1.2	0.7	2.1	2.2	—	—	3.3	2.9
Total (1)	$43.3	$43.4	$267.5	$262.9	$3,621.2	$3,526.7	$3,932.0	$3,833.0

(1)    The CMBS portfolio included agency CMBS with a $350.5 million amortized cost and a $338.9 million carrying amount.

	December 31, 2017
	2004 and prior		2005 to 2008		2009 and after		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
NAIC designation	cost	amount	cost	amount	cost	amount	cost	amount
	(in millions)

1	$66.6	$69.0	$370.3	$365.3	$3,193.0	$3,176.3	$3,629.9	$3,610.6
2	—	—	11.7	12.4	1.2	1.2	12.9	13.6
3	—	—	33.0	32.9	—	—	33.0	32.9
4	—	—	13.4	6.8	—	—	13.4	6.8
5	0.2	0.1	6.5	5.8	—	—	6.7	5.9
6	2.5	2.2	3.0	3.9	—	—	5.5	6.1
Total (1)	$69.3	$71.3	$437.9	$427.1	$3,194.2	$3,177.5	$3,701.4	$3,675.9

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

	September 30, 2018	December 31, 2017
	($ in millions)

Total fixed maturities (public and private)	$57,061.3	$55,969.6
Problem fixed maturities (1)	$28.1	$33.8
Potential problem fixed maturities	15.1	35.0
Restructured fixed maturities	2.5	4.8
Total problem, potential problem and restructured fixed maturities	$45.7	$73.6
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	0.08%	0.13%

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

Each reporting period, a group of individuals including the Chief Investment Officer, our Portfolio Managers, the assigned analysts and representatives from Investment Accounting review all securities to determine whether an other-than-temporary decline in value exists and whether losses should be recognized. The analysis focuses on each issuer’s ability to service its debts in a timely fashion. Formal documentation of the analysis and our decision is prepared and approved by management.

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

The net realized loss relating to other-than-temporary credit impairments and credit related sales of fixed maturities was $3.6 million and $14.5 million for the three months ended September 30, 2018 and 2017, respectively, and $22.5 million and $57.5 million for the nine months ended September 30, 2018 and 2017, respectively.

Fixed Maturities Available-for-Sale

The following tables present our fixed maturities available-for-sale by industry category and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in AOCI, as of the periods indicated.

	September 30, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	amount
	(in millions)

Finance — Banking	$4,762.4	$60.2	$99.6	$4,723.0
Finance — Brokerage	425.6	3.7	9.6	419.7
Finance — Finance Companies	323.5	3.0	4.4	322.1
Finance — Financial Other	446.9	17.2	8.4	455.7
Finance — Insurance	2,490.5	158.6	30.7	2,618.4
Finance — REITS	1,486.7	10.8	35.3	1,462.2
Industrial — Basic Industry	1,043.3	36.7	17.1	1,062.9
Industrial — Capital Goods	2,098.2	49.7	45.6	2,102.3
Industrial — Communications	2,545.9	153.1	34.1	2,664.9
Industrial — Consumer Cyclical	1,615.0	34.2	24.1	1,625.1
Industrial — Consumer Non-Cyclical	3,838.6	80.4	73.4	3,845.6
Industrial — Energy	2,389.4	151.2	29.2	2,511.4
Industrial — Other	400.9	6.0	5.4	401.5
Industrial — Technology	1,848.5	20.8	30.6	1,838.7
Industrial — Transportation	1,579.6	20.8	44.2	1,556.2
Utility — Electric	3,104.4	86.6	77.3	3,113.7
Utility — Natural Gas	476.4	14.1	16.3	474.2
Utility — Other	311.6	4.7	8.4	307.9
Government guaranteed	1,283.0	74.8	14.2	1,343.6
Total corporate securities	32,470.4	986.6	607.9	32,849.1

Residential mortgage-backed pass-through securities	2,413.8	19.5	78.5	2,354.8
Commercial mortgage-backed securities	3,917.9	12.4	111.4	3,818.9
Residential collateralized mortgage obligations	3,088.7	7.9	89.6	3,007.0
Asset-backed securities — Home equity (1)	256.8	13.1	2.7	267.2
Asset-backed securities — All other	3,478.7	2.1	36.9	3,443.9
Collateralized debt obligations — Credit	16.8	—	3.5	13.3
Collateralized debt obligations — CMBS	0.1	0.1	—	0.2
Collateralized debt obligations — Loans	2,359.7	0.1	4.7	2,355.1
Total mortgage-backed and other asset-backed securities	15,532.5	55.2	327.3	15,260.4

U.S. government and agencies	1,320.2	5.8	37.4	1,288.6
States and political subdivisions	6,400.3	160.9	126.9	6,434.3
Non-U.S. governments	696.1	60.9	11.1	745.9
Total fixed maturities, available-for-sale	$56,419.5	$1,269.4	$1,110.6	$56,578.3

(1) This exposure is all related to sub-prime mortgage loans.

	December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	amount
	(in millions)

Finance — Banking	$4,314.2	$166.7	$9.6	$4,471.3
Finance — Brokerage	349.0	16.9	1.6	364.3
Finance — Finance Companies	309.7	7.6	0.2	317.1
Finance — Financial Other	509.0	29.7	4.8	533.9
Finance — Insurance	2,505.9	281.2	3.5	2,783.6
Finance — REITS	1,378.8	48.4	3.8	1,423.4
Industrial — Basic Industry	1,158.8	82.9	0.9	1,240.8
Industrial — Capital Goods	2,085.2	126.2	3.4	2,208.0
Industrial — Communications	2,359.8	238.1	3.0	2,594.9
Industrial — Consumer Cyclical	1,670.2	74.6	2.3	1,742.5
Industrial — Consumer Non-Cyclical	3,748.4	217.3	9.6	3,956.1
Industrial — Energy	2,532.5	241.6	11.8	2,762.3
Industrial — Other	450.8	15.4	0.6	465.6
Industrial — Technology	1,601.2	70.2	2.4	1,669.0
Industrial — Transportation	1,459.7	70.5	4.6	1,525.6
Utility — Electric	3,228.4	219.6	13.7	3,434.3
Utility — Natural Gas	482.5	26.8	1.1	508.2
Utility — Other	270.1	16.8	0.6	286.3
Government guaranteed	1,220.1	167.4	2.4	1,385.1
Total corporate securities	31,634.3	2,117.9	79.9	33,672.3

Residential mortgage-backed pass-through securities	2,483.7	50.3	21.3	2,512.7
Commercial mortgage-backed securities	3,700.7	32.4	57.9	3,675.2
Residential collateralized mortgage obligations	2,486.0	20.5	22.8	2,483.7
Asset-backed securities — Home equity (1)	202.4	15.7	4.1	214.0
Asset-backed securities — All other	3,007.8	5.7	13.6	2,999.9
Collateralized debt obligations — Credit	51.7	—	13.4	38.3
Collateralized debt obligations — CMBS	0.2	0.2	—	0.4
Collateralized debt obligations — Loans	1,320.2	2.5	2.1	1,320.6
Total mortgage-backed and other asset-backed securities	13,252.7	127.3	135.2	13,244.8

U.S. government and agencies	1,292.1	44.3	7.6	1,328.8
States and political subdivisions	6,438.3	371.4	15.9	6,793.8
Non-U.S. governments	492.1	37.3	1.1	528.3
Total fixed maturities, available-for-sale	$53,109.5	$2,698.2	$239.7	$55,568.0

(1)         This exposure is all related to sub-prime mortgage loans.

Of the $1,110.6 million in gross unrealized losses as of September 30, 2018, $3.1 million in losses were attributed to securities scheduled to mature in one year or less, $99.5 million attributed to securities scheduled to mature between one to five years, $228.5 million attributed to securities scheduled to mature between five to ten years, $452.2 million attributed to securities scheduled to mature after ten years and $327.3 million related to mortgage-backed and other ABS that are not classified by maturity year. As of September 30, 2018, we were in a $158.8 million net unrealized gain position as compared to a $2,458.5 million net unrealized gain position as of December 31, 2017. The $2,299.7 million decrease in net unrealized gains for the nine months ended September 30, 2018, can primarily be attributed to an approximate 60 basis points increase in interest rates.

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

	September 30, 2018				December 31, 2017
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Carrying	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	amount	cost	gains	losses	amount
	(in millions)
Investment grade:
Public	$35,081.5	$957.9	$748.5	$35,290.9	$34,596.8	$1,998.4	$132.4	$36,462.8
Private	19,203.9	275.0	315.3	19,163.6	16,117.7	600.4	63.7	16,654.4
Below investment grade:
Public	1,009.7	13.5	25.8	997.4	1,129.7	53.1	20.1	1,162.7
Private	1,124.4	23.0	21.0	1,126.4	1,265.3	46.3	23.5	1,288.1
Total fixed maturities,
available-for-sale	$56,419.5	$1,269.4	$1,110.6	$56,578.3	$53,109.5	$2,698.2	$239.7	$55,568.0

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, on investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	September 30, 2018
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$4,604.8	$51.9	$2,960.4	$15.9	$7,565.2	$67.8
Greater than three to six months	3,042.8	86.0	2,398.3	30.9	5,441.1	116.9
Greater than six to nine months	7,509.7	278.9	3,894.5	112.2	11,404.2	391.1
Greater than nine to twelve months	2,212.8	68.3	1,688.9	53.1	3,901.7	121.4
Greater than twelve to twenty-four months	3,824.0	206.3	1,722.8	87.5	5,546.8	293.8
Greater than twenty-four to thirty-six months	503.1	38.0	144.9	7.3	648.0	45.3
Greater than thirty-six months	293.9	19.1	78.9	8.4	372.8	27.5
Total fixed maturities, available-for-sale	$21,991.1	$748.5	$12,888.7	$315.3	$34,879.8	$1,063.8

	December 31, 2017
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$3,012.2	$11.5	$2,440.0	$10.3	$5,452.2	$21.8
Greater than three to six months	2,201.7	21.7	1,203.9	13.2	3,405.6	34.9
Greater than six to nine months	148.8	1.7	174.5	5.3	323.3	7.0
Greater than nine to twelve months	36.2	0.6	34.2	2.5	70.4	3.1
Greater than twelve to twenty-four months	2,813.9	77.8	1,050.7	21.0	3,864.6	98.8
Greater than twenty-four to thirty-six months	241.5	7.4	61.9	2.0	303.4	9.4
Greater than thirty-six months	184.3	11.7	113.7	9.4	298.0	21.1
Total fixed maturities, available-for-sale	$8,638.6	$132.4	$5,078.9	$63.7	$13,717.5	$196.1

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, on below investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	September 30, 2018
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$126.7	$1.2	$113.2	$1.6	$239.9	$2.8
Greater than three to six months	153.9	4.8	149.2	2.0	303.1	6.8
Greater than six to nine months	125.0	7.6	221.2	6.6	346.2	14.2
Greater than nine to twelve months	38.9	2.0	28.6	1.2	67.5	3.2
Greater than twelve to twenty-four months	16.4	2.1	13.2	0.9	29.6	3.0
Greater than twenty-four to thirty-six months	7.8	0.3	5.4	1.6	13.2	1.9
Greater than thirty-six months	63.5	7.8	32.9	7.1	96.4	14.9
Total fixed maturities, available-for-sale	$532.2	$25.8	$563.7	$21.0	$1,095.9	$46.8

	December 31, 2017
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$38.3	$0.7	$65.4	$0.5	$103.7	$1.2
Greater than three to six months	—	—	11.1	0.3	11.1	0.3
Greater than six to nine months	1.5	5.7	46.3	1.9	47.8	7.6
Greater than nine to twelve months	1.1	0.1	—	—	1.1	0.1
Greater than twelve to twenty-four months	6.0	0.1	4.5	0.1	10.5	0.2
Greater than twenty-four to thirty-six months	28.4	4.3	23.5	3.9	51.9	8.2
Greater than thirty-six months	73.0	9.2	55.9	16.8	128.9	26.0
Total fixed maturities, available-for-sale	$148.3	$20.1	$206.7	$23.5	$355.0	$43.6

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, on fixed maturities available-for-sale where the estimated fair value had declined and remained below amortized cost by 20% or more as of the periods indicated.

	September 30, 2018
	Problem, potential problem and restructured		All other fixed maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$—	$—	$26.9	$7.7	$26.9	$7.7
Greater than three to six months	0.4	0.5	25.2	7.0	25.6	7.5
Greater than nine to twelve months	1.0	1.8	5.8	1.8	6.8	3.6
Greater than twelve months	10.7	7.5	0.1	0.6	10.8	8.1
Total fixed maturities, available-for-sale	$12.1	$9.8	$58.0	$17.1	$70.1	$26.9

	December 31, 2017
	Problem, potential problem and restructured		All other fixed maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$0.5	$1.0	$25.4	$16.8	$25.9	$17.8
Greater than three to six months	—	—	0.1	—	0.1	—
Greater than six to nine months	—	—	0.5	0.1	0.5	0.1
Greater than twelve months	18.7	12.7	24.2	11.1	42.9	23.8
Total fixed maturities, available-for-sale	$19.2	$13.7	$50.2	$28.0	$69.4	$41.7

Mortgage Loans

Mortgage loans consist of commercial mortgage loans on real estate and residential mortgage loans. The carrying amount of our commercial mortgage loan portfolio was $13,377.2 million and $12,700.8 million as of September 30, 2018 and December 31, 2017, respectively. The carrying amount of our residential mortgage loan portfolio was $838.6 million and $722.7 million as of September 30, 2018 and December 31, 2017, respectively.

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

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 20% and 18% of our commercial mortgage loan portfolio before valuation allowance as of September 30, 2018 and December 31, 2017, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The typical borrower in our commercial loan portfolio is a single purpose entity or single asset entity. As of September 30, 2018 and December 31, 2017, the total number of commercial mortgage loans outstanding was 808 and 813, of which 49% and 52% were for loans with principal balances less than $10.0 million, respectively. The average loan size of our commercial mortgage portfolio was $16.6 million and $15.6 million as of September 30, 2018 and December 31, 2017, respectively.

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

We did not have problem, potential problem and restructured commercial mortgage loans as of September 30, 2018 and December 31, 2017.

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

The following table represents our commercial mortgage loan valuation allowance for the periods indicated.

	For the nine months ended September 30, 2018	For the year ended December 31, 2017
	($ in millions)

Balance, beginning of period	$25.8	$27.4
Provision	(0.5)	(1.6)
Balance, end of period	$25.3	$25.8
Valuation allowance as % of carrying value before reserves	0.19%	0.20%

Residential Mortgage Loans. The residential mortgage loan portfolio is composed of home equity mortgages with an amortized cost of $17.1 million and $23.0 million and first lien mortgages with an amortized cost of $824.8 million and $706.1 million as of September 30, 2018 and December 31, 2017, respectively. The home equity loans are generally second lien mortgages made up of closed-end loans and lines of credit. Non-performing residential mortgage loans, which are defined as loans 90 days or greater delinquent plus non-accrual loans, totaled $8.7 million and $8.4 million as of September 30, 2018 and December 31, 2017, respectively.

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

	For the nine months ended September 30, 2018	For the year ended December 31, 2017
	($ in millions)

Balance, beginning of period	$6.4	$17.0
Provision	(3.7)	(10.5)
Charge-offs	(1.9)	(5.0)
Recoveries	2.5	4.9
Balance, end of period	$3.3	$6.4
Valuation allowance as % of carrying value before reserves	0.39%	0.88%

Real Estate

Real estate consists primarily of commercial equity real estate. As of September 30, 2018 and December 31, 2017, the carrying amount of our equity real estate investment was $1,695.6 million and $1,732.7 million, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $1,497.6 million and $1,522.0 million as of September 30, 2018 and December 31, 2017, respectively. The carrying value of real estate held for investment is generally adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized capital losses in our consolidated results of operations. Impairment adjustments recorded for the year ended December 31, 2017, were $1.1 million. No such impairment adjustments were recorded for the nine months ended September 30, 2018.

The carrying amount of real estate held for sale was $198.0 million and $210.7 million as of September 30, 2018 and December 31, 2017, respectively. Once we identify a real estate property to be sold and it is probable that it will be sold, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. The valuation allowance did not change for the nine months ended September 30, 2018 or for the year ended December 31, 2017.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country. As of September 30, 2018, our largest equity real estate portfolio concentration was in the Pacific (43%) region of the United States. By property type, our largest concentrations were in office (32%), apartments (32%), and industrial (25%) as of September 30, 2018.

Other Investments

Our other investments totaled $1,845.5 million as of September 30, 2018, compared to $1,815.4 million as of December 31, 2017. Derivative assets accounted for $158.8 million and $250.4 million in other investments as of September 30, 2018 and December 31, 2017, respectively. The remaining other investments are primarily related to equity method investments, which include real estate properties owned jointly with venture partners and operated by the partners and sponsored investment funds.

International Investment Operations

Of our invested assets, $7,969.6 million were held by our Principal International segment as of September 30, 2018. The assets are primarily managed by the local Principal International affiliate. Due to the regulatory constraints in each location, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets is fixed maturities. The following table excludes invested assets of the separate accounts.

	September 30, 2018		December 31, 2017
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total
	($ in millions)
Fixed maturities:
Public	$3,973.5	50%	$3,972.9	50%
Private	54.5	1	11.9	—
Equity securities	1,448.6	18	1,454.8	18
Mortgage loans:
Commercial	192.8	3	170.7	2
Residential	511.1	6	556.3	7
Real estate held for sale	2.5	—	2.2	—
Real estate held for investment	1.6	—	1.8	—
Policy loans	22.2	—	24.9	—
Other investments:
Direct financing leases	900.3	11	937.4	12
Investment in unconsolidated entities	833.9	11	763.8	10
Derivative assets and other investments	28.6	—	69.6	1
Total invested assets	7,969.6	100%	7,966.3	100%
Cash and cash equivalents	222.0		186.4
Total invested assets and cash	$8,191.6		$8,152.7

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

Guaranteed Minimum Interest Rate Exposure. The following table provides detail on the differences between the interest rates being credited to contractholders as of September 30, 2018, and the respective guaranteed minimum interest rates (“GMIRs”). Account values are broken down by GMIR level within the Retirement and Income Solutions and U.S. Insurance Solutions segments.

	Account values (1)
		Excess of crediting rates over GMIR:
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total
			($ in millions)
Guaranteed minimum interest rate Retirement and Income Solutions
Up to 1.00%	$438.9	$333.3	$6,145.1	$2,828.9	$2,065.4	$11,811.6
1.01% - 2.00%	792.6	686.0	0.2	—	—	1,478.8
2.01% - 3.00%	5,426.2	—	—	0.4	—	5,426.6
3.01% - 4.00%	208.8	—	—	—	—	208.8
Subtotal	6,866.5	1,019.3	6,145.3	2,829.3	2,065.4	18,925.8

U.S. Insurance Solutions
Up to 1.00%	—	22.1	4.6	—	—	26.7
1.01% - 2.00%	331.1	—	259.9	335.1	75.3	1,001.4
2.01% - 3.00%	1,869.6	793.3	465.4	102.8	—	3,231.1
3.01% - 4.00%	1,518.9	45.9	6.0	16.7	3.5	1,591.0
4.01% - 5.00%	230.2	37.0	20.5	10.7	—	298.4
Subtotal	3,949.8	898.3	756.4	465.3	78.8	6,148.6

Total	$10,816.3	$1,917.6	$6,901.7	$3,294.6	$2,144.2	$25,074.4
Percentage of total	43.1%	7.7%	27.5%	13.1%	8.6%	100.0%

(1)  Includes only the account values, net of policy loans, for products with GMIRs and discretionary crediting rates.

In addition to the domestic account values shown in the table above, Principal International had $636.1 million and $489.0 million of account values with GMIRs in Hong Kong and Brazil, respectively, as of September 30, 2018. The Brazil amount includes account values from an equity method subsidiary, adjusted to reflect the proportion of the subsidiary’s results reflected in our net income. Our liabilities in Principal International are generally denominated in the functional currency of the location of operation. The pattern of interest rate movements in our international operations will likely differ from the pattern of interest rate movements in the U.S.

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

We estimate a hypothetical 100 basis point immediate, parallel increase in interest rates would reduce the net reported fair value of our financial assets and derivatives by $3,870.5 million as of September 30, 2018, compared to $3,831.5 million as of December 31, 2017. This estimate only reflects the change in fair value for financial assets and derivatives reported at fair value on our consolidated statements of financial position. Assets and liabilities not reported at fair value on our consolidated statements of financial position – including mortgage loans, liabilities relating to insurance contracts, investment contracts, debt and bank deposits – are excluded from this sensitivity analysis. We believe the excluded liability items would economically serve as a partial offset to the net interest rate risk of the financial instruments included in the sensitivity analysis. Separate account assets and liabilities are also excluded from this estimate, as any interest rate risk is borne by the holder of the separate account. For more information on fair value measurements, see Item 8. “Financial Statements and Supplementary Data, Notes to

Consolidated Financial Statements, Note 14, Fair Value Measurements” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Our net estimated potential loss in fair value as of September 30, 2018, increased an insignificant amount from December 31, 2017.

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

Foreign Currency Risk

Foreign currency risk is the risk we will incur economic losses due to adverse fluctuations in foreign currency exchange rates. This risk arises from foreign currency-denominated funding agreements issued to nonqualified institutional investors in the international market, foreign currency-denominated fixed maturity and equity securities, and our international operations, including expected cash flows and potential acquisition and divestiture activity.

We estimate as of September 30, 2018, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency-denominated instruments identified above because we effectively hedge foreign currency-denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2017. However, fluctuations in foreign currency exchange rates do affect the translation of segment pre-tax operating earnings and equity of our international operations into our consolidated financial statements.

For our Principal International segment, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $329.9 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of September 30, 2018, as compared to an estimated $336.6 million, or 10%, reduction as of December 31, 2017. We estimate a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $5.4 million, or 17%, reduction in segment pre-tax operating earnings of our international operations for the three months ended September 30, 2018, as compared to an estimated $9.2 million, or 13%, reduction for the three months ended September 30, 2017. In addition, we estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $26.7 million, or 13%, reduction in segment pre-tax operating earnings of our international operations for the nine months ended September 30, 2018, as compared to an estimated $31.1 million, or 12%, reduction for the nine months ended September 30, 2017.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $155.2 million and $232.2 million as of September 30, 2018 and December 31, 2017, respectively. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $483.8 million and $455.6 million as of September 30, 2018 and December 31, 2017, respectively. The notional amount of our currency forwards hedging foreign-denominated equity securities was $50.9 million and $35.1 million as of September 30, 2018 and December 31, 2017, respectively.

With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our Principal International operations had currency swaps with a notional amount of $205.5 million and $200.8 million as of September 30, 2018 and December 31, 2017, respectively. Our Principal International operations also utilized currency forwards with a notional amount of $765.8 million and $665.2 million as of September 30, 2018 and December 31, 2017, respectively.

We sometimes use derivatives to hedge currency risk associated with expected cash flows from our foreign operations. We held currency forwards with a notional amount of $132.1 million and $81.2 million as September 30, 2018 and December 31, 2017, respectively. We also utilized currency options with a notional amount of $617.6 million and $583.6 million as of September 30, 2018 and December 31, 2017, respectively.

We used currency forwards with a notional amount of $134.0 million as of December 31, 2017, to manage the foreign currency risk associated with a business combination. No hedges of business combinations were outstanding as of September 30, 2018.

Equity Risk

Equity risk is the risk we will incur economic losses due to adverse fluctuations in common stock prices. As of September 30, 2018 and December 31, 2017, the fair value of our equity securities was $1,885.8 million and $1,866.6 million, respectively. We estimate a 10% decline in the prices of the equity securities would result in a decline in fair value of our equity securities of $188.6 million as of September 30, 2018, as compared to a decline in fair value of our equity securities of $186.7 million as of December 31, 2017.

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

Use of Derivatives to Manage Equity Risk. We economically hedge the fixed deferred annuity and universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product’s profile or selling options to offset existing exposures. We economically hedged the GMWB exposure, which includes interest rate risk and equity risk, using futures, options and interest rate swaps with notional amounts of $289.1 million, $1,921.4 million, and $4,843.8 million, respectively, as of September 30, 2018, and notional amounts of $594.3 million, $3,217.4 million, and $3,893.7 million, respectively, as of December 31, 2017. The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

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

Our Chief Executive Officer, Daniel J. Houston, and our Chief Financial Officer, Deanna D. Strable-Soethout, have reviewed and evaluated our disclosure controls and procedures as of September 30, 2018, and have concluded our disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents the amount of our common share purchase activity for the periods indicated.

				Maximum dollar
			Total number of	value of shares
			shares purchased	that may yet be
	Total number of	Average	as part of publicly	purchased under
	shares	price paid	announced	the programs (in
Period	purchased (1)	per share	programs	millions) (2)
January 1, 2018 — January 31, 2018	3,429	$71.13	—	$275.0
February 1, 2018 — February 28, 2018	1,654,780	$63.23	1,422,219	$185.1
March 1, 2018 — March 31, 2018	1,545,206	$61.14	1,450,623	$96.4
April 1, 2018 — April 30, 2018	1,597,978	$60.30	1,597,968	$—
May 1, 2018 — May 31, 2018	693,730	$58.27	685,800	$260.1
June 1, 2018 — June 30, 2018	1,066,946	$56.30	1,066,653	$200.0
July 1, 2018 — July 31, 2018	—	$—	—	$200.0
August 1, 2018 — August 31, 2018	288,237	$56.03	287,600	$183.9
September 1, 2018 — September 30, 2018	862,794	$56.66	861,460	$135.1
Total	7,713,100		7,372,323

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
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: October 31, 2018	By	/s/ Deanna D. Strable-Soethout
Deanna D. Strable-Soethout
Executive Vice President and Chief Financial Officer

Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer