Form 10-Q
period 2019-03-31
PRINCIPAL FINANCIAL GROUP INC
filed 2019-05-02
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(515) 247-5111

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	PFG	Nasdaq Global Select Market

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 24, 2019, was 278,548,135.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	March 31, 2019	December 31, 2018
	(Unaudited)
	(in millions)
Assets
Fixed maturities, available-for-sale (2019 and 2018 include $98.9 million and $94.5 million related to consolidated variable interest entities)	$63,123.0	$60,108.5
Fixed maturities, trading	668.9	636.1
Equity securities (2019 and 2018 include $811.3 million and $774.8 million related to consolidated variable interest entities)	1,864.1	1,843.7
Mortgage loans	15,597.5	15,336.9
Real estate (2019 and 2018 include $376.1 million and $364.0 million related to consolidated variable interest entities)	1,736.7	1,729.7
Policy loans	798.5	801.4
Other investments (2019 and 2018 include $590.7 million and $457.9 million related to consolidated variable interest entities and $25.3 million and $23.6 million measured at fair value under the fair value option)	4,755.2	4,310.3
Total investments	88,543.9	84,766.6
Cash and cash equivalents	2,259.7	2,977.5
Accrued investment income	679.6	636.2
Premiums due and other receivables	1,641.1	1,413.1
Deferred acquisition costs	3,616.5	3,693.5
Property and equipment	933.2	767.3
Goodwill	1,110.6	1,100.0
Other intangibles	1,310.3	1,315.1
Separate account assets (2019 and 2018 include $39,544.7 million and $37,183.3 million related to consolidated variable interest entities)	157,942.8	144,987.9
Other assets	1,382.2	1,378.9
Total assets	$259,419.9	$243,036.1
Liabilities
Contractholder funds (2019 and 2018 include $395.8 million and $396.0 million related to consolidated variable interest entities)	$39,649.3	$39,699.7
Future policy benefits and claims	36,891.2	35,664.8
Other policyholder funds	939.1	888.4
Short-term debt	43.9	42.9
Long-term debt (2019 and 2018 include $62.9 million and $58.4 million related to consolidated variable interest entities)	3,266.4	3,259.6
Income taxes currently payable	22.3	25.3
Deferred income taxes	1,318.7	958.4
Separate account liabilities (2019 and 2018 include $39,544.7 million and $37,183.3 million related to consolidated variable interest entities)	157,942.8	144,987.9
Other liabilities (2019 and 2018 include $154.8 million and $104.9 million related to consolidated variable interest entities)	6,046.3	5,661.9
Total liabilities	246,120.0	231,188.9

Redeemable noncontrolling interest (2019 and 2018 include $460.2 million and $325.7 million related to consolidated variable interest entities)	537.7	391.2

Stockholders’ equity
Common stock, par value $0.01 per share — 2,500.0 million shares authorized, 478.5 million and 476.7 million shares issued, and 278.2 million and 279.5 million shares outstanding in 2019 and 2018	4.8	4.8
Additional paid-in capital	10,090.8	10,060.7
Retained earnings	10,571.9	10,290.2
Accumulated other comprehensive loss	(418.9)	(1,565.1)
Treasury stock, at cost (200.3 million and 197.2 million shares in 2019 and 2018)	(7,554.2)	(7,400.6)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	12,694.4	11,390.0
Noncontrolling interest	67.8	66.0
Total stockholders’ equity	12,762.2	11,456.0
Total liabilities and stockholders’ equity	$259,419.9	$243,036.1

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	March 31,
	2019	2018
	(in millions, except per share data)
Revenues
Premiums and other considerations	$1,724.9	$995.2
Fees and other revenues	973.5	1,011.3
Net investment income	961.0	902.2
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	91.3	(15.2)
Net other-than-temporary impairment (losses) recoveries on available-for-sale securities	(9.6)	1.3
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	2.8	(11.2)
Net impairment losses on available-for-sale securities	(6.8)	(9.9)
Net realized capital gains (losses)	84.5	(25.1)
Total revenues	3,743.9	2,883.6
Expenses
Benefits, claims and settlement expenses	2,195.1	1,411.1
Dividends to policyholders	30.1	30.5
Operating expenses	992.7	985.0
Total expenses	3,217.9	2,426.6
Income before income taxes	526.0	457.0
Income taxes	73.9	54.5
Net income	452.1	402.5
Net income attributable to noncontrolling interest	22.2	5.4
Net income attributable to Principal Financial Group, Inc.	$429.9	$397.1

Earnings per common share
Basic earnings per common share	$1.54	$1.37

Diluted earnings per common share	$1.53	$1.36

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	March 31,
	2019	2018
	(in millions)

Net income	$452.1	$402.5
Other comprehensive income (loss), net:
Net unrealized gains (losses) on available-for-sale securities	1,104.3	(805.5)
Noncredit component of impairment losses on fixed maturities, available-for-sale	(2.5)	9.3
Net unrealized losses on derivative instruments	(4.5)	(14.4)
Foreign currency translation adjustment	37.9	65.8
Net unrecognized postretirement benefit obligation	11.5	8.7
Other comprehensive income (loss)	1,146.7	(736.1)
Comprehensive income (loss)	1,598.8	(333.6)
Comprehensive income attributable to noncontrolling interest	22.7	6.3
Comprehensive income (loss) attributable to Principal Financial Group, Inc.	$1,576.1	$(339.9)

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders’
	stock	capital	earnings	income (loss)	stock	interest	equity
	(in millions)
Balances as of January 1, 2018	$4.7	$9,925.2	$9,482.9	$165.5	$(6,729.0)	$72.6	$12,921.9
Common stock issued	—	32.5	—	—	—	—	32.5
Stock-based compensation	—	23.2	(1.5)	—	—	(0.6)	21.1
Treasury stock acquired, common	—	—	—	—	(199.6)	—	(199.6)
Dividends to common stockholders	—	—	(147.3)	—	—	—	(147.3)
Distributions to noncontrolling interest	—	—	—	—	—	(8.0)	(8.0)
Contributions from noncontrolling interest	—	—	—	—	—	0.1	0.1
Adjustments to redemption amount of redeemable noncontrolling interest	—	0.9	—	—	—	—	0.9
Effects of implementation of accounting change related to equity investments, net	—	—	1.0	(1.0)	—	—	—
Effects of implementation of accounting change related to revenue recognition, net	—	—	(65.0)	25.6	—	(0.3)	(39.7)
Effects of implementation of accounting change related to intra-entity asset transfer taxes, net	—	—	8.7	—	—	—	8.7
Effects of implementation of accounting change related to the reclassification of certain tax effects, net	—	—	(77.6)	77.6	—	—	—
Net income (1)	—	—	397.1	—	—	4.6	401.7
Other comprehensive loss (1)	—	—	—	(737.0)	—	0.5	(736.5)
Balances as of March 31, 2018	$4.7	$9,981.8	$9,598.3	$(469.3)	$(6,928.6)	$68.9	$12,255.8

Balances as of January 1, 2019	$4.8	$10,060.7	$10,290.2	$(1,565.1)	$(7,400.6)	$66.0	$11,456.0
Common stock issued	—	5.8	—	—	—	—	5.8
Stock-based compensation	—	26.8	(2.0)	—	—	—	24.8
Treasury stock acquired, common	—	—	—	—	(153.6)	—	(153.6)
Dividends to common stockholders	—	—	(150.2)	—	—	—	(150.2)
Distributions to noncontrolling interest	—	—	—	—	—	(1.3)	(1.3)
Contributions from noncontrolling interest	—	—	—	—	—	0.8	0.8
Adjustments to redemption amount of redeemable noncontrolling interest	—	(2.5)	—	—	—	—	(2.5)
Effects of implementation of accounting change related to leases, net	—	—	4.0	—	—	—	4.0
Net income (1)	—	—	429.9	—	—	1.9	431.8
Other comprehensive income (1)	—	—	—	1,146.2	—	0.4	1,146.6
Balances as of March 31, 2019	$4.8	$10,090.8	$10,571.9	$(418.9)	$(7,554.2)	$67.8	$12,762.2

(1) Excludes amounts attributable to redeemable noncontrolling interest.  See Note 9, Stockholders’ Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	March 31,
	2019	2018
	(in millions)
Operating activities
Net income	$452.1	$402.5
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital (gains) losses	(84.5)	25.1
Depreciation and amortization expense	51.0	50.6
Amortization of deferred acquisition costs and contract costs	58.9	73.0
Additions to deferred acquisition costs and contract costs	(108.3)	(107.3)
Stock-based compensation	24.9	21.6
Income from equity method investments, net of dividends received	(8.8)	(34.7)
Changes in:
Accrued investment income	(43.4)	(25.4)
Net cash flows for trading securities and equity securities with operating intent	0.2	(107.0)
Premiums due and other receivables	(189.8)	(57.0)
Contractholder and policyholder liabilities and dividends	929.9	300.2
Current and deferred income taxes	65.9	45.8
Real estate acquired through operating activities	(9.2)	(30.6)
Real estate sold through operating activities	1.5	46.4
Other assets and liabilities	28.6	143.6
Other	7.4	(0.3)
Net adjustments	724.3	344.0
Net cash provided by operating activities	1,176.4	746.5
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(2,886.7)	(3,330.8)
Sales	342.6	1,273.5
Maturities	1,548.9	1,555.0
Mortgage loans acquired or originated	(625.1)	(643.0)
Mortgage loans sold or repaid	382.4	331.8
Real estate acquired	(10.5)	(14.7)
Real estate sold	—	56.5
Net purchases of property and equipment	(29.4)	(26.0)
Purchase of interests in subsidiaries, net of cash acquired	—	(113.9)
Net change in other investments	(213.3)	(68.3)
Net cash used in investing activities	(1,491.1)	(979.9)
Financing activities
Issuance of common stock	5.8	32.5
Acquisition of treasury stock	(153.6)	(199.6)
Payments for financing element derivatives	(6.5)	(19.3)
Dividends to common stockholders	(150.2)	(147.3)
Issuance of long-term debt	6.7	18.0
Principal repayments of long-term debt	(0.3)	(0.3)
Net proceeds from short-term borrowings	0.1	38.0
Investment contract deposits	1,872.2	1,783.0
Investment contract withdrawals	(1,947.4)	(1,535.5)
Net increase (decrease) in banking operation deposits	(35.4)	124.1
Other	5.5	4.7
Net cash provided by (used in) financing activities	(403.1)	98.3
Net decrease in cash and cash equivalents	(717.8)	(135.1)
Cash and cash equivalents at beginning of period	2,977.5	2,470.8
Cash and cash equivalents at end of period	$2,259.7	$2,335.7
Supplemental disclosure of non-cash activities:
Lease assets established upon adoption of accounting guidance	$168.8	$—
Lease liabilities established upon adoption of accounting guidance	$164.0	$—

See accompanying notes.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2019
(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. (“PFG”) have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2018, included in our Form 10-K for the year ended December 31, 2018, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated statement of financial position as of December 31, 2018, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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
March 31, 2019
(Unaudited)

Recent Accounting Pronouncements

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters
Standards not yet adopted:

Targeted improvements to the accounting for long-duration insurance contracts

This authoritative guidance updates certain requirements in the accounting for long-duration insurance and annuity contracts.

1.              The assumptions used to calculate the liability for future policy benefits on traditional and limited-payment contracts will be reviewed and updated periodically. Cash flow assumptions will be reviewed at least annually and updated when necessary with the impact recognized in net income. Discount rate assumptions are prescribed as the current upper-medium grade (low credit risk) fixed income instrument yield and will be updated quarterly with the impact recognized in other comprehensive income (“OCI”).

2.              Market risk benefits, which are certain market-based options or guarantees associated with deposit or account balance contracts, will be measured at fair value. The periodic change in fair value related to instrument-specific credit risk will be recognized in OCI while the remaining change in fair value will be recognized in net income.

3.              Deferred acquisition costs (“DAC”) for all insurance and annuity contracts will be amortized on a constant basis over the expected term of the related contracts.

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

January 1, 2021

Our implementation and evaluation process to date includes, but is not limited to, identifying and documenting contracts and contract features in scope of the guidance; identifying the actuarial models, systems and processes to be updated; evaluating our systems solutions for implementing the new guidance and evaluating our key accounting policies. As we progress through our implementation, we will be able to better assess the impact to our consolidated financial statements; however, we expect this guidance to significantly change how we account for many of our insurance and annuity products.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
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

January 1, 2020

Our implementation and evaluation process to date includes, but is not limited to, identifying financial assets within scope of the guidance, developing and refining CECL models for the relevant assets, preparing quarterly estimates of the cumulative effect of adoption, and drafting the required financial statement disclosures. We believe estimated credit losses under the CECL model will generally result in earlier loss recognition for loans and other receivables.

Standards adopted:

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

January 1, 2019

The effective date of the guidance is January 1, 2020; however, we elected to early-adopt this guidance on a prospective basis, effective January 1, 2019. This guidance did not have a material impact on our consolidated financial statements.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
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

January 1, 2019

We adopted the guidance using the modified retrospective approach and comparative periods were not restated.  Further details are included under the caption “Adoption of Lease Guidance” and in Note 8, Contingencies, Guarantees, Indemnifications and Leases.

Targeted improvements to accounting for hedging activities

This authoritative guidance updated certain recognition and measurement requirements for hedge accounting. The objective of the guidance is to more closely align the economics of a company’s risk management activities in its financial results and reduce the complexity of applying hedge accounting. The updates included the expansion of hedging strategies that are eligible for hedge accounting, elimination of the separate measurement and reporting of hedge ineffectiveness, presentation of the changes in the fair value of the hedging instrument in the same consolidated statement of operations line as the earnings effect of the hedged item and simplification of hedge effectiveness assessments. This guidance also included new disclosures.

	January 1, 2019	This guidance did not have a material impact on our consolidated financial statements. See Note 4, Derivative Financial Instruments, for further details.

Premium amortization on purchased callable debt securities

This authoritative guidance applies to entities that hold certain non-contingently callable debt securities, where the amortized cost basis is at a premium to the price repayable by the issuer at the earliest call date. Under the guidance the premium will be amortized to the first call date.

	January 1, 2019	This guidance did not have a material impact on our consolidated financial statements.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
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

January 1, 2018

We adopted the guidance using the modified retrospective approach. The guidance did not have a material impact on our consolidated financial statements. A cumulative effect adjustment of $39.7 million was recorded as a decrease to total stockholders’ equity. See Note 12, Revenues from Contracts with Customers, for further details.

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
March 31, 2019
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

Adoption of Lease Guidance

On January 1, 2019, we adopted the guidance using the modified retrospective approach with the cumulative effect of initially applying the standard recognized at the date of adoption. We elected the package of practical expedients permitted under the transition guidance. In addition, we elected the hindsight practical expedient to determine the lease term for existing leases. We have agreements with lease and non-lease components, which we account for as a combined unit of account for all classes.

The impact of the guidance to our consolidated financial statements primarily related to the establishment of additional assets and liabilities of $168.8 million and $164.0 million, respectively. The difference between the additional assets and liabilities, net of deferred tax impacts, was recorded as a cumulative effect adjustment to retained earnings and increased total stockholders’ equity by $4.0 million.

Results of reporting periods beginning January 1, 2019, are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with our prior accounting. The guidance did not have a material impact on our consolidated statements of operations and did not impact earnings per common share.

Derivatives

Overview

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities. Derivatives generally used by us include swaps, options, futures and forwards. Derivative positions are either assets or liabilities in the consolidated statements of financial position and are measured at fair value, generally by obtaining quoted market prices or through the use of pricing models. See Note 10, Fair Value Measurements, for policies related to the determination of fair value. Fair values can be affected by changes in interest rates, foreign exchange rates, financial indices, values of securities, credit spreads, and market volatility and liquidity.

Accounting and Financial Statement Presentation

We designate derivatives as either:

(a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, including those denominated in a foreign currency (“fair value hedge”);

(b) a hedge of a forecasted transaction or the exposure to variability of cash flows to be received or paid related to a recognized asset or liability, including those denominated in a foreign currency (“cash flow hedge”);

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

Fair Value Hedges. When a derivative is designated as a fair value hedge and is determined to be highly effective, changes in its fair value, along with changes in the fair value of the hedged asset, liability or firm commitment attributable to the hedged risk, are reported in the same income statement line item that is used to report the earnings effect of the hedged item. For fair value hedges of fixed maturities, available-for-sale, these changes in fair value are reported in net investment income. Prior to 2019, these changes in fair value were recorded in net realized capital gains (losses). A fair value hedge determined to be highly effective may still result in a mismatch between the change in the fair value of the hedging instrument and the change in the fair value of the hedged item attributable to the hedged risk.

Cash Flow Hedges. When a derivative is designated as a cash flow hedge and is determined to be highly effective, changes in its fair value are recorded as a component of OCI. At the time the variability of cash flows being hedged impacts

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

net income, the related portion of deferred gains or losses on the derivative instrument is reclassified and reported in net income.

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

Hedge Documentation and Effectiveness Testing. At inception, we formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions. This process includes associating all derivatives designated as fair value or cash flow hedges with specific assets or liabilities on the consolidated statements of financial position or with specific firm commitments or forecasted transactions. Effectiveness of the hedge is formally assessed at inception and throughout the life of the hedging relationship. Even if a hedge is determined to be highly effective, the hedge may still result in a mismatch between the change in the fair value of the hedging instrument and the change in the fair value of the hedged item attributable to the hedged risk.

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

Embedded Derivatives. We purchase and issue certain financial instruments and products that contain a derivative that is embedded in the financial instrument or product. We assess whether this embedded derivative is clearly and closely related to the asset or liability that serves as its host contract. If we deem that the embedded derivative’s terms are not clearly and closely related to the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the derivative is bifurcated from that contract and held at fair value on the consolidated statements of financial position, with changes in fair value reported in net income.

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
March 31, 2019
(Unaudited)

Separate account assets and separate account liabilities include certain international retirement accumulation products where the segregated funds and associated obligation to the client are consolidated within our financial statements. We have determined that summary totals are the most meaningful presentation for these funds.

As of March 31, 2019 and December 31, 2018, the separate accounts included a separate account valued at $102.7 million and $94.9 million, respectively, which primarily included shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability to eligible participants of the qualified plan. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

2. Variable Interest Entities

We have relationships with various types of entities which may be VIEs. Certain VIEs are consolidated in our financial results. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Consolidation” for further details of our consolidation accounting policies. We did not provide financial or other support to investees designated as VIEs for the periods ended March 31, 2019 and December 31, 2018.

Consolidated Variable Interest Entities

Grantor Trust

We contributed undated subordinated floating rate notes to a grantor trust. The trust separated its cash flows by issuing an interest-only certificate and a residual certificate related to each note contributed. Each interest-only certificate entitles the holder to interest on the stated note for a specified term, while the residual certificate entitles the holder to interest payments subsequent to the term of the interest-only certificate and to all principal payments. We retained the interest-only certificates and the residual certificates were subsequently sold to third parties. We determined the grantor trust is a VIE due to insufficient equity to sustain it. We determined we are the primary beneficiary as a result of our contribution of securities into the trust and our significant continuing interest in the trust.

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

Principal International Hong Kong offers retirement pension schemes in which we provide trustee, administration and asset management services to employers and employees under the Hong Kong Mandatory Provident Fund and Occupational Retirement Schemes Ordinance pension schemes. Each pension scheme has various guaranteed and non-

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

guaranteed constituent funds, or investment options, in which customers can invest their money. The guaranteed funds provide either a guaranteed rate of return to the customer or a minimum guarantee on withdrawals under certain qualifying events. We determined the guaranteed funds are VIEs due to the fact the equity holders, as a group, lack the obligation to absorb expected losses due to the guarantee we provide. We concluded we are the primary beneficiary because we have the power to make decisions and to receive benefits and the obligation to absorb losses that could be potentially significant to the VIE. Therefore, we consolidate the underlying assets and liabilities of the funds and present as separate accounts or within the general account, depending on the terms of the guarantee.

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

Assets and Liabilities of Consolidated Variable Interest Entities

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	March 31, 2019		December 31, 2018
	Total	Total	Total	Total
	assets	liabilities	assets	liabilities
	(in millions)
Grantor trust (1)	$99.6	$94.9	$95.0	$89.4
CMBS	5.9	—	6.4	—
Mandatory retirement savings funds (2)	40,311.8	39,940.5	37,915.7	37,579.3
Real estate (3)	389.9	70.7	379.2	70.6
Sponsored investment funds (4)	697.8	52.4	526.5	3.6
Total	$41,505.0	$40,158.5	$38,922.8	$37,742.9

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

(4)         The assets of sponsored investment funds are primarily fixed maturities and equity securities, certain of which are reported with other investments, and cash. The consolidated statements of financial position included a $460.2 million and $325.7 million redeemable noncontrolling interest for sponsored investment funds as of March 31, 2019 and December 31, 2018, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

Unconsolidated Variable Interest Entities

We hold a variable interest in a number of VIEs where we are not the primary beneficiary. Our investments in these VIEs are reported in fixed maturities, available-for-sale; fixed maturities, trading; equity securities and other investments in the consolidated statements of financial position and are described below.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to
	Asset carrying value	loss (1)
	(in millions)
March 31, 2019
Fixed maturities, available-for-sale:
Corporate	$239.3	$224.9
Residential mortgage-backed pass-through securities	2,484.5	2,471.5
Commercial mortgage-backed securities	4,242.1	4,234.0
Collateralized debt obligations (2)	2,765.7	2,786.7
Other debt obligations	7,545.3	7,523.3
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	318.8	318.8
Commercial mortgage-backed securities	18.5	18.5
Collateralized debt obligations (2)	20.3	20.3
Other debt obligations	12.3	12.3
Equity securities	110.0	110.0
Other investments:
Other limited partnership and fund interests (3)	802.3	1,428.9

December 31, 2018
Fixed maturities, available-for-sale:
Corporate	$235.3	$222.6
Residential mortgage-backed pass-through securities	2,460.6	2,488.5
Commercial mortgage-backed securities	3,945.6	4,023.1
Collateralized debt obligations (2)	2,420.8	2,451.3
Other debt obligations	7,153.2	7,196.6
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	322.6	322.6
Commercial mortgage-backed securities	13.8	13.8
Collateralized debt obligations (2)	11.8	11.8
Other debt obligations	9.7	9.7
Equity securities	103.9	103.9
Other investments:
Other limited partnership and fund interests (3)	737.5	1,432.2

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

(3)         As of March 31, 2019 and December 31, 2018, the maximum exposure to loss for other limited partnership and fund interests includes $129.7 million and $132.2 million, respectively, of debt within certain of our managed international real estate funds that is fully secured by assets whose value exceeds the amount of the debt, but also includes recourse to the investment manager.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

Money Market Funds

We are the investment manager for certain money market mutual funds. These types of funds are exempt from assessment under any consolidation model due to a scope exception for money market funds registered under Rule 2a-7 of the Investment Company Act of 1940 or similar funds. As of March 31, 2019 and December 31, 2018, money market mutual funds we manage held $3.6 billion and $3.0 billion in total assets, respectively. We have no contractual obligation to contribute to these funds; however, we provide support through the waiver of fees and through expense reimbursements. The amount of fees waived and expenses reimbursed was insignificant.

3. Investments

Fixed Maturities and Equity Securities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities. Equity securities include mutual funds, common stock, non-redeemable preferred stock and required regulatory investments. We classify fixed maturities as either available-for-sale or trading at the time of the purchase and, accordingly, carry them at fair value. Equity securities are also carried at fair value. See Note 10, Fair Value Measurements, for methodologies related to the determination of fair value. Unrealized gains and losses related to fixed maturities, available-for-sale, excluding those in fair value hedging relationships, are reflected in stockholders’ equity, net of adjustments associated with DAC and related actuarial balances, derivatives in cash flow hedge relationships and applicable income taxes. Mark-to-market adjustments on equity securities, unrealized gains and losses related to hedged portions of fixed maturities, available-for-sale in fair value hedging relationships prior to 2019 and mark-to-market adjustments on certain fixed maturities, trading are reflected in net realized capital gains (losses). Beginning in 2019, unrealized gains and losses related to hedged portions of fixed maturities, available-for-sale in fair value hedging relationships are reflected in net investment income. Mark-to-market adjustments related to certain securities carried at fair value with an investment objective to realize economic value through mark-to-market changes are reflected in net investment income.

The amortized cost of fixed maturities includes cost adjusted for amortization of premiums and discounts, computed using the interest method. The amortized cost of fixed maturities, available-for-sale is adjusted for changes in fair value of the hedged portions of securities in fair value hedging relationships and declines in value that are other than temporary. Impairments in value deemed to be other than temporary are primarily reported in net income as a component of net realized capital gains (losses), with noncredit impairment losses for certain fixed maturities, available-for-sale reported in other comprehensive income (“OCI”). For loan-backed and structured securities, we recognize income using a constant effective yield based on currently anticipated cash flows.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

The amortized cost, gross unrealized gains and losses, other-than-temporary impairments in AOCI and fair value of available-for-sale securities were as follows:

					Other-than-
		Gross	Gross		temporary
	Amortized	unrealized	unrealized		impairments in
	cost	gains	losses	Fair value	AOCI (1)
	(in millions)
March 31, 2019
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,467.0	$40.6	$9.2	$1,498.4	$—
Non-U.S. governments	876.4	90.9	3.9	963.4	—
States and political subdivisions	6,301.7	351.8	27.2	6,626.3	—
Corporate	35,242.7	1,985.4	258.9	36,969.2	0.5
Residential mortgage-backed pass-through securities	2,471.5	38.1	25.1	2,484.5	—
Commercial mortgage-backed securities	4,234.0	51.6	43.5	4,242.1	19.2
Collateralized debt obligations (2)	2,786.7	0.2	21.2	2,765.7	1.4
Other debt obligations	7,551.3	69.1	47.0	7,573.4	35.3
Total fixed maturities, available-for-sale	$60,931.3	$2,627.7	$436.0	$63,123.0	$56.4
December 31, 2018
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,441.6	$16.4	$17.0	$1,441.0	$—
Non-U.S. governments	833.4	71.7	14.6	890.5	—
States and political subdivisions	6,125.0	196.0	95.3	6,225.7	—
Corporate	35,134.6	1,249.9	845.2	35,539.3	—
Residential mortgage-backed pass-through securities	2,488.5	21.9	49.8	2,460.6	—
Commercial mortgage-backed securities	4,023.1	17.1	94.6	3,945.6	16.3
Collateralized debt obligations (2)	2,451.3	—	30.5	2,420.8	1.2
Other debt obligations	7,228.3	39.4	82.7	7,185.0	36.1
Total fixed maturities, available-for-sale	$59,725.8	$1,612.4	$1,229.7	$60,108.5	$53.6

(1)         Excludes $65.1 million and $64.2 million as of March 31, 2019 and December 31, 2018, respectively, of net unrealized gains on impaired fixed maturities, available-for-sale related to changes in fair value subsequent to the impairment date, which are included in gross unrealized gains and gross unrealized losses.

(2)         Primarily consists of collateralized loan obligations backed by secured corporate loans.

The amortized cost and fair value of fixed maturities, available-for-sale as of March 31, 2019, by expected maturity, were as follows:

	Amortized cost	Fair value
	(in millions)
Due in one year or less	$2,659.9	$2,676.8
Due after one year through five years	10,451.4	10,643.0
Due after five years through ten years	10,617.3	10,899.6
Due after ten years	20,159.2	21,837.9
Subtotal	43,887.8	46,057.3
Mortgage-backed and other asset-backed securities	17,043.5	17,065.7
Total	$60,931.3	$63,123.0

Actual maturities may differ because borrowers may have the right to call or prepay obligations. Our portfolio is diversified by industry, issuer and asset class. Credit concentrations are managed to established limits.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

Net Realized Capital Gains and Losses

Net realized capital gains and losses on sales of investments are determined on the basis of specific identification. In general, in addition to realized capital gains and losses on investment sales and periodic settlements on derivatives not designated as hedges, we report gains and losses related to the following in net realized capital gains (losses): other-than-temporary impairments of securities and subsequent realized recoveries, mark-to-market adjustments on equity securities, mark-to-market adjustments on certain fixed maturities, trading, mark-to-market adjustments on sponsored investment funds, mark-to-market adjustments on derivatives not designated as hedges, changes in the mortgage loan valuation allowance provision, impairments of real estate held for investment and impairments on equity method investments. Investment gains and losses on sales of certain real estate held for sale due to investment strategy and mark-to-market adjustments on certain securities carried at fair value with an investment objective to realize economic value through mark-to-market changes are reported as net investment income and are excluded from net realized capital gains (losses). The major components of net realized capital gains (losses) on investments were as follows:

	For the three months ended March 31,
	2019	2018
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$2.5	$4.3
Gross losses	(1.5)	(26.7)
Net impairment losses	(6.8)	(9.9)
Hedging, net (1)	—	(5.1)
Fixed maturities, trading (2)	14.2	(10.7)
Equity securities (3)	21.0	(2.0)
Mortgage loans	0.3	0.4
Derivatives (1)	5.0	9.4
Other	49.8	15.2
Net realized capital gains (losses)	$84.5	$(25.1)

(1)         Upon adoption of authoritative guidance effective January 1, 2019, the change in fair value of fixed maturities, available-for-sale and the change in fair value of derivative hedging instruments in fair value hedging relationships are reported in net investment income with the earnings effect of fixed maturities, available-for-sale. Prior to 2019, the change in fair value of fixed maturities, available-for-sale and the change in fair value of derivative hedging instruments in fair value hedging relationships were reported in net realized capital gains (losses). See Note 4, Derivative Financial Instruments, for further details.

(2)         Unrealized gains (losses) on fixed maturities, trading still held at the reporting date were $14.2 million and $(10.7) million for the three months ended March 31, 2019 and 2018, respectively.

(3)         Unrealized gains (losses) on equity securities still held at the reporting date were $19.8 million and $(5.0) million for the three months ended March 31, 2019 and 2018, respectively. This excludes $22.5 million and $0.0 million of unrealized gains (losses) on equity securities still held at the reporting date for the three months ended March 31, 2019 and 2018, respectively, that were reported in net investment income.

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $163.0 million and $1,211.8 million for the three months ended March 31, 2019 and 2018, respectively.

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
March 31, 2019
(Unaudited)

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

Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired fixed maturities, available-for-sale, were as follows:

	For the three months ended March 31,
	2019	2018
	(in millions)
Net other-than-temporary impairment losses (recoveries)	$(9.6)	$1.3
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) OCI (1)	2.8	(11.2)
Net impairment losses on fixed maturities, available-for-sale	$(6.8)	$(9.9)

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
March 31, 2019
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

	For the three months ended March 31,
	2019	2018
	(in millions)
Beginning balance	$(117.5)	$(124.3)
Credit losses for which an other-than-temporary impairment was not previously recognized	(2.0)	(4.6)
Credit losses for which an other-than-temporary impairment was previously recognized	(4.3)	(9.8)
Reduction for credit losses previously recognized on fixed maturities now sold, paid down or intended to be sold	20.4	7.3
Net reduction for positive changes in cash flows expected to be collected and amortization (1)	1.1	2.2
Ending balance	$(102.3)	$(129.2)

(1)   Amounts are recognized in net investment income.

Gross Unrealized Losses for Available-for-Sale Securities

For available-for-sale securities with unrealized losses, including other-than-temporary impairment losses reported in OCI, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2019
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$1.1	$—	$399.4	$9.2	$400.5	$9.2
Non-U.S. governments	5.8	0.2	146.3	3.7	152.1	3.9
States and political subdivisions	42.3	3.7	1,142.8	23.5	1,185.1	27.2
Corporate	1,539.9	40.8	8,035.9	218.1	9,575.8	258.9
Residential mortgage-backed pass-
through securities	1.3	—	1,137.7	25.1	1,139.0	25.1
Commercial mortgage-backed
securities	185.7	3.0	1,704.5	40.5	1,890.2	43.5
Collateralized debt obligations (1)	1,921.6	12.8	406.9	8.4	2,328.5	21.2
Other debt obligations	246.1	1.4	3,252.4	45.6	3,498.5	47.0
Total fixed maturities, available-for-sale	$3,943.8	$61.9	$16,225.9	$374.1	$20,169.7	$436.0

(1)   Primarily consists of collateralized loan obligations backed by secured corporate loans.

Of the total amounts, Principal Life’s consolidated portfolio represented $19,889.5 million in available-for-sale fixed maturities with gross unrealized losses of $428.5 million. Of the available-for-sale fixed maturities within Principal Life’s consolidated portfolio in a gross unrealized loss position, 95% were investment grade (rated AAA through BBB-) with an average price of 98 (carrying value/amortized cost) as of March 31, 2019. Gross unrealized losses in our fixed maturities portfolio decreased during the three months ended March 31, 2019, primarily due to tightening of credit spreads and a decrease in interest rates.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 362 securities with a carrying value of $3,897.5 million and unrealized losses of $60.3 million reflecting an average price of 98 as of March 31, 2019. Of this portfolio, 86% was investment grade (rated AAA through BBB-) as of March 31, 2019, with associated unrealized losses of $43.8 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 2,194 securities with a carrying value of $15,992.0 million and unrealized losses of $368.2 million. The average credit rating of this portfolio was A+ with an average price of 98 as of March 31, 2019. Of the $368.2 million in unrealized losses, the corporate sector accounts for $213.1 million in unrealized losses with an average price of 97 and an average credit rating of A-. The remaining unrealized losses also include $39.9 million within the commercial mortgage-backed securities sector with an average price of 98 and an average credit rating of AA+. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be at maturity, we did not consider these investments to be other-than-temporarily impaired as of March 31, 2019.

	December 31, 2018
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

Of the total amounts, Principal Life’s consolidated portfolio represented $35,051.9 million in available-for-sale fixed maturities with gross unrealized losses of $1,202.9 million. Of the available-for-sale fixed maturities within Principal Life’s consolidated portfolio in a gross unrealized loss position, 95% were investment grade (rated AAA through BBB-) with an average price of 97 (carrying value/amortized cost) as of December 31, 2018. Gross unrealized losses in our fixed maturities portfolio increased during the year ended December 31, 2018, primarily due to widening of credit spreads and an increase in interest rates.

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 2,076 securities with a carrying value of $18,764.0 million and unrealized losses of $541.3 million reflecting an average price of 97 as of December 31, 2018. Of this portfolio, 92% was investment grade (rated AAA through BBB-) as of December 31, 2018, with associated unrealized losses of $473.7 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 2,335 securities with a carrying value of $16,287.9 million and unrealized losses of $661.6 million. The average credit rating of this portfolio was AA- with an average price of 96 as of December 31, 2018. Of the

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

$661.6 million in unrealized losses, the corporate sector accounts for $360.4 million in unrealized losses with an average price of 95 and an average credit rating of A-. The remaining unrealized losses also include $82.2 million within the commercial mortgage-backed securities sector with an average price of 96 and an average credit rating of AA+. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

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

	March 31, 2019	December 31, 2018
	(in millions)
Net unrealized gains on fixed maturities, available-for-sale (1)	$2,217.6	$400.8
Noncredit component of impairment losses on fixed maturities, available-for-sale	(56.4)	(53.6)
Net unrealized gains on derivative instruments	107.7	118.5
Adjustments for assumed changes in amortization patterns	(90.3)	30.3
Adjustments for assumed changes in policyholder liabilities	(590.4)	(293.7)
Net unrealized gains on other investments and noncontrolling interest adjustments	77.7	68.8
Provision for deferred income taxes	(361.3)	(63.8)
Net unrealized gains on available-for-sale securities and derivative instruments	$1,304.6	$207.3

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

	March 31, 2019	December 31, 2018
	(in millions)
Commercial mortgage loans	$14,274.2	$13,996.3
Residential mortgage loans	1,350.9	1,368.0
Total amortized cost	15,625.1	15,364.3

Valuation allowance	(27.6)	(27.4)
Total carrying value	$15,597.5	$15,336.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. Mortgage loans purchased and sold were as follows:

	For the three months ended March 31,
	2019	2018
	(in millions)
Commercial mortgage loans:
Purchased	$12.9	$—
Sold	0.5	—
Residential mortgage loans:
Purchased	33.2	112.2
Sold	10.9	23.6

Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on stabilized properties. Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	March 31, 2019		December 31, 2018
	Amortized	Percent	Amortized	Percent
	cost	of total	cost	of total
	($ in millions)
Geographic distribution
New England	$636.5	4.5%	$640.6	4.6%
Middle Atlantic	3,997.5	28.1	3,927.3	28.0
East North Central	605.7	4.2	592.8	4.2
West North Central	203.6	1.4	205.8	1.5
South Atlantic	2,205.1	15.4	2,206.5	15.8
East South Central	419.5	2.9	422.5	3.0
West South Central	1,309.7	9.2	1,213.8	8.7
Mountain	1,004.4	7.0	968.6	6.9
Pacific	3,624.9	25.4	3,567.6	25.5
International	267.3	1.9	250.8	1.8
Total	$14,274.2	100.0%	$13,996.3	100.0%

Property type distribution
Office	$4,579.7	32.2%	$4,625.8	33.0%
Retail	2,218.1	15.5	2,305.6	16.5
Industrial	2,305.2	16.1	2,312.9	16.5
Apartments	4,654.7	32.6	4,250.5	30.4
Hotel	98.9	0.7	99.8	0.7
Mixed use/other	417.6	2.9	401.7	2.9
Total	$14,274.2	100.0%	$13,996.3	100.0%

Our residential mortgage loan portfolio is composed of first lien mortgages with an amortized cost of $1,336.8 million and $1,352.9 million and home equity mortgages with an amortized cost of $14.1 million and $15.1 million as of March 31, 2019 and December 31, 2018, respectively. Our first lien loans are concentrated in Chile and the United States. Our residential home equity mortgages are concentrated in the United States and are generally second lien mortgages comprised of closed-end loans and lines of credit.

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
March 31, 2019
(Unaudited)

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

The amortized cost of our commercial mortgage loan portfolio by credit risk, as determined by our internal rating system expressed in terms of an S&P bond equivalent rating, was as follows:

	March 31, 2019
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$12,997.3	$82.3	$13,079.6
BBB+ thru BBB-	1,019.1	101.8	1,120.9
BB+ thru BB-	68.1	—	68.1
B+ and below	5.6	—	5.6
Total	$14,090.1	$184.1	$14,274.2

	December 31, 2018
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$12,735.2	$84.3	$12,819.5
BBB+ thru BBB-	977.3	105.7	1,083.0
BB+ thru BB-	88.3	—	88.3
B+ and below	5.5	—	5.5
Total	$13,806.3	$190.0	$13,996.3

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

The amortized cost of our performing and non-performing residential mortgage loans was as follows:

	March 31, 2019
	First liens	Home equity	Total
	(in millions)
Performing	$1,324.0	$10.1	$1,334.1
Non-performing	12.8	4.0	16.8
Total	$1,336.8	$14.1	$1,350.9

	December 31, 2018
	First liens	Home equity	Total
	(in millions)
Performing	$1,340.3	$10.8	$1,351.1
Non-performing	12.6	4.3	16.9
Total	$1,352.9	$15.1	$1,368.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
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

The amortized cost of mortgage loans on non-accrual status was as follows:

	March 31, 2019	December 31, 2018
	(in millions)
Residential:
First liens	$9.6	$10.1
Home equity	4.0	4.3
Total	$13.6	$14.4

The aging of our mortgage loans, based on amortized cost, was as follows:

	March 31, 2019
							Recorded
							investment
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total loans	accruing
	(in millions)
Commercial-brick and mortar	$—	$—	$—	$—	$14,090.1	$14,090.1	$—
Commercial-CTL	—	—	—	—	184.1	184.1	—
Residential-first liens	36.9	10.7	11.8	59.4	1,277.4	1,336.8	3.2
Residential-home equity	0.6	0.2	0.5	1.3	12.8	14.1	—
Total	$37.5	$10.9	$12.3	$60.7	$15,564.4	$15,625.1	$3.2

	December 31, 2018
							Recorded
							investment
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total loans	accruing
	(in millions)
Commercial-brick and mortar	$—	$—	$—	$—	$13,806.3	$13,806.3	$—
Commercial-CTL	—	—	—	—	190.0	190.0	—
Residential-first liens	44.3	8.4	12.1	64.8	1,288.1	1,352.9	2.5
Residential-home equity	0.8	0.6	0.4	1.8	13.3	15.1	—
Total	$45.1	$9.0	$12.5	$66.6	$15,297.7	$15,364.3	$2.5

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
March 31, 2019
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

A rollforward of our valuation allowance and ending balances of the allowance and loan balance by basis of impairment method was as follows:

	Commercial	Residential	Total
		(in millions)
For the three months ended March 31, 2019
Beginning balance	$24.3	$3.1	$27.4
Provision	0.4	(0.8)	(0.4)
Charge-offs	—	(0.1)	(0.1)
Recoveries	—	0.7	0.7
Ending balance	$24.7	$2.9	$27.6
Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$—	$1.4	$1.4
Collectively evaluated for impairment	24.7	1.5	26.2
Allowance ending balance	$24.7	$2.9	$27.6
Loan balance by basis of impairment method:
Individually evaluated for impairment	$—	$8.1	$8.1
Collectively evaluated for impairment	14,274.2	1,342.8	15,617.0
Loan ending balance	$14,274.2	$1,350.9	$15,625.1

For the three months ended March 31, 2018
Beginning balance	$25.8	$6.9	$32.7
Provision	0.8	(1.0)	(0.2)
Charge-offs	—	(0.5)	(0.5)
Recoveries	—	1.0	1.0
Ending balance	$26.6	$6.4	$33.0
Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$—	$4.3	$4.3
Collectively evaluated for impairment	26.6	2.1	28.7
Allowance ending balance	$26.6	$6.4	$33.0
Loan balance by basis of impairment method:
Individually evaluated for impairment	$—	$12.1	$12.1
Collectively evaluated for impairment	13,169.9	1,337.3	14,507.2
Loan ending balance	$13,169.9	$1,349.4	$14,519.3

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

	March 31, 2019
		Unpaid
	Recorded	principal	Related
	investment	balance	allowance
		(in millions)
With no related allowance recorded:
Residential-first liens	$0.9	$0.9	$—
With an allowance recorded:
Residential-first liens	2.1	2.2	—
Residential-home equity	5.1	6.1	1.4
Total:
Residential	$8.1	$9.2	$1.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

	December 31, 2018
		Unpaid
	Recorded	principal	Related
	investment	balance	allowance
		(in millions)
With no related allowance recorded:
Residential-first liens	$1.6	$1.6	$—
With an allowance recorded:
Residential-first liens	2.2	2.2	—
Residential-home equity	5.4	6.5	1.4
Total:
Residential	$9.2	$10.3	$1.4

	Average
	recorded	Interest income
	investment	recognized
	(in millions)
For the three months ended March 31, 2019
With no related allowance recorded:
Residential-first liens	$1.3	$—
With an allowance recorded:
Residential-first liens	2.2	—
Residential-home equity	5.3	—
Total:
Residential	$8.8	$—

For the three months ended March 31, 2018
With no related allowance recorded:
Residential-first liens	$0.9	$—
With an allowance recorded:
Residential-first liens	4.0	—
Residential-home equity	7.4	0.1
Total:
Residential	$12.3	$0.1

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

We did not have any significant loans that were modified and met the criteria of a TDR for the three months ended March 31, 2019 and 2018.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

Securities Posted as Collateral

As of March 31, 2019 and December 31, 2018, we posted $3,847.2 million and $3,761.3 million, respectively, in commercial mortgage loans and residential first lien mortgages to satisfy collateral requirements associated with our obligation under funding agreements with Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, as of March 31, 2019 and December 31, 2018, we posted $2,543.5 million and $2,402.5 million, respectively, in fixed maturities, available-for-sale and trading securities to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant (“FCM”) agreements, a lending arrangement and our obligation under funding agreements with FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as mortgage loans, fixed maturities, available-for-sale and fixed maturities, trading, respectively, on our consolidated statements of financial position. Of the securities posted as collateral, as of March 31, 2019 and December 31, 2018, $136.6 million and $124.2 million, respectively, could be sold or repledged by the secured party.

Balance Sheet Offsetting

Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	assets (1)	instruments (2)	received	Net amount
	(in millions)
March 31, 2019
Derivative assets	$210.7	$(75.1)	$(132.1)	$3.5
Reverse repurchase agreements	69.6	—	(69.6)	—
Total	$280.3	$(75.1)	$(201.7)	$3.5
December 31, 2018
Derivative assets	$186.3	$(70.5)	$(108.1)	$7.7
Reverse repurchase agreements	53.0	—	(53.0)	—
Total	$239.3	$(70.5)	$(161.1)	$7.7

(1)         The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents, respectively, on the consolidated statements of financial position. The above excludes $9.2 million and $7.7 million of derivative assets as of March 31, 2019 and December 31, 2018, respectively, that are not subject to master netting agreements or similar agreements. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.

(2)         Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	liabilities (1)	instruments (2)	pledged	Net amount
	(in millions)
March 31, 2019
Derivative liabilities	$166.1	$(75.1)	$(67.2)	$23.8
December 31, 2018
Derivative liabilities	$153.4	$(70.5)	$(52.3)	$30.6

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

(1)         The gross amount of recognized derivative liabilities is reported with other liabilities on the consolidated statements of financial position. The above excludes $137.8 million and $138.3 million of derivative liabilities as of March 31, 2019 and December 31, 2018, respectively, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amounts of derivative liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.

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

Repurchase and reverse repurchase agreements include provisions to setoff other repurchase and reverse repurchase balances with the same counterparty. Repurchase and reverse repurchase agreements also include collateral provisions with the counterparties. For reverse repurchase agreements we require the counterparties to pledge collateral with a value greater than the amount of cash transferred. We have the right but do not sell or repledge collateral received in reverse repurchase agreements. Repurchase agreements are structured as secured borrowings for all counterparties. We pledge fixed maturities available-for-sale, which the counterparties have the right to sell or repledge. Interest incurred on repurchase agreements is reported as part of operating expenses on the consolidated statements of operations. Net proceeds related to repurchase agreements are reported as a component of financing activities on the consolidated statements of cash flows. We did not have any outstanding repurchase agreements as of March 31, 2019 and December 31, 2018.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

A swaption is an option to enter into an interest rate swap at a future date. We purchase swaptions to hedge interest rate exposure for certain assets and liabilities. Swaptions not only hedge against the downside risk, but also allow us to take advantage of any upside benefits.

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
March 31, 2019
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

We posted $118.0 million and $106.6 million in cash and securities under collateral arrangements as of March 31, 2019 and December 31, 2018, respectively, to satisfy collateral and initial margin requirements associated with our derivative credit support agreements and FCM agreements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of March 31, 2019 and December 31, 2018, was $133.6 million and $109.7 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral triggers, we posted collateral and initial margin of $118.0 million and $106.6 million as of March 31, 2019 and December 31, 2018, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2019, we would be required to post an additional $25.4 million of collateral to our counterparties.

As of March 31, 2019 and December 31, 2018, we had received $100.5 million and $79.5 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
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

	March 31, 2019	December 31, 2018
	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$34,783.8	$34,393.7
Interest rate options	1,127.0	1,126.9
Interest rate futures	181.0	260.0
Swaptions	62.0	—
Foreign exchange contracts:
Currency forwards	874.8	863.6
Currency swaps	863.5	898.6
Currency options	604.3	525.2
Equity contracts:
Equity options	1,549.0	1,522.5
Equity futures	350.0	491.7
Credit contracts:
Credit default swaps	390.0	420.0
Other contracts:
Embedded derivatives	9,471.1	9,452.3
Total notional amounts at end of period	$50,256.5	$49,954.5

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$126.3	$95.4
Interest rate options	19.1	16.3
Swaptions	0.1	—
Foreign exchange contracts:
Currency swaps	62.0	71.2
Currency forwards	1.0	2.8
Currency options	0.9	1.9
Equity contracts:
Equity options	17.7	7.7
Credit contracts:
Credit default swaps	1.5	2.4
Total gross credit exposure	228.6	197.7
Less: collateral received	158.8	122.9
Net credit exposure	$69.8	$74.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$—	$—	$18.3	$16.1
Foreign exchange contracts	33.0	37.6	17.4	13.5
Total derivatives designated as hedging instruments	$33.0	$37.6	$35.7	$29.6

Derivatives not designated as hedging instruments
Interest rate contracts	$137.6	$108.0	$17.4	$22.6
Foreign exchange contracts	30.2	38.4	61.4	72.9
Equity contracts	17.7	7.7	52.6	27.6
Credit contracts	1.4	2.3	1.5	4.4
Other contracts	—	—	135.3	134.6
Total derivatives not designated as hedging instruments	186.9	156.4	268.2	262.1

Total derivative instruments	$219.9	$194.0	$303.9	$291.7

(1)         The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.

(2)         The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivatives with a net liability fair value of $40.5 million and $45.2 million as of March 31, 2019 and December 31, 2018, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also may have purchased credit protection with identical underlyings to certain of our sold protection transactions. As of March 31, 2019 and December 31, 2018, we did not purchase credit protection relating to our sold protection transactions. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

The following tables show our credit default swap protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	March 31, 2019
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
		(in millions)
Single name credit default swaps
Corporate debt
AAA	$10.0	$—	$10.0	0.5
A	15.0	0.1	15.0	0.7
BBB	165.0	0.5	165.0	1.7
BB	10.0	—	10.0	0.2
CCC	10.0	(0.7)	10.0	0.6
Government/municipalities
AA	20.0	0.1	20.0	0.7
Sovereign
A	10.0	0.1	10.0	0.5
BBB	55.0	0.5	55.0	1.1
Total credit default swap protection sold	$295.0	$0.6	$295.0	1.3

	December 31, 2018
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
		(in millions)
Single name credit default swaps
Corporate debt
AAA	$10.0	$0.1	$10.0	0.7
A	15.0	0.1	15.0	1.0
BBB	190.0	0.4	190.0	1.7
BB	10.0	—	10.0	0.5
CCC	15.0	(3.6)	15.0	0.9
Government/municipalities
AA	20.0	0.2	20.0	1.0
Sovereign
A	10.0	0.1	10.0	0.7
BBB	55.0	0.4	55.0	1.3
Total credit default swap protection sold	$325.0	$(2.3)	$325.0	1.4

Fair Value and Cash Flow Hedges

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

The following amounts were recorded on the consolidated statements of financial position related to cumulative basis adjustments for fair value hedges. The amortized cost includes the amortized cost basis and the fair value hedging basis adjustment.

			Cumulative amount of fair
			value hedging basis adjustment
Line item in the consolidated statements			included in the amortized cost
of financial position in which the	Amortized cost of hedged item		of the hedged item
hedged item is included	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(in millions)

Fixed maturities, available-for-sale:
Active hedging relationships	$139.2	$137.0	$14.8	$12.4
Discontinued hedging relationships	279.1	298.9	12.0	13.3
Total fixed maturities, available-for-sale in active or discontinued hedging relationships	$418.3	$435.9	$26.8	$25.7

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

The maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 1.3 years. As of March 31, 2019, we had $0.0 million of net gains reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from AOCI into net income.

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of financial position.

		Amount of gain (loss) recognized
		in AOCI on derivatives for the
Derivatives in cash		three months ended March 31,
flow hedging relationships	Related hedged item	2019	2018
		(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$(4.2)	$(4.6)
Foreign exchange contracts	Fixed maturities, available-for-sale	(8.6)	(18.8)
Foreign exchange contracts	Investment contracts	—	(0.1)
Total		$(12.8)	$(23.5)

We expect to reclassify net gains of $21.9 million from AOCI into net income in the next 12 months, which includes both net deferred gains on discontinued hedges and net losses on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations

The following tables show the effect of derivatives in fair value and cash flow hedging relationships and the related hedged items on the consolidated statements of operations.

	For the three months ended March 31, 2019
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	related to	expenses
	of fixed	hedges of fixed	related to	Operating
	maturities,	maturities,	hedges of	expenses
	available-	available-	investment	related to
	for-sale	for-sale	contracts	hedges of debt
	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$961.0	$84.5	$2,195.1	$992.7

Losses on fair value hedging relationships:
Interest rate contracts:
Gain recognized on hedged item	$2.4	$—	$—	$—
Loss recognized on derivatives	(2.5)	—	—	—
Amortization of hedged item basis adjustments	(1.3)	—	—	—
Amounts related to periodic settlements on derivatives	(0.8)	—	—	—

Total loss recognized for fair value hedging relationships	$(2.2)	$—	$—	$—

Gains (losses) on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$5.1	$—	$—	$(2.8)

Foreign exchange contracts:
Amounts related to periodic settlements on derivatives	1.6	—	—	—
Total gain (loss) recognized for cash flow hedging relationships	$6.7	$—	$—	$(2.8)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

	For the three months ended March 31, 2018
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	(losses) related to	expenses
	of fixed	hedges of fixed	related to	Operating
	maturities,	maturities,	hedges of	expenses
	available-	available-	investment	related to
	for-sale	for-sale	contracts	hedges of debt
	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$902.2	$(25.1)	$1,411.1	$985.0

Losses on fair value hedging relationships:
Interest rate contracts:
Loss recognized on hedged item	$—	$(5.5)	$—	$—
Gain recognized on derivatives	—	5.4	—	—
Amortization of hedged item basis adjustments	(1.8)	—	—	—
Amounts related to periodic settlements on derivatives	(2.0)	—	—	—

Total loss recognized for fair value hedging relationships	$(3.8)	$(0.1)	$—	$—

Gains (losses) on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$5.4	$—	$—	$(2.6)
Gain reclassified from AOCI into net income as a result that a forecasted transaction is no longer probable of occurring	—	0.1	—	—

Foreign exchange contracts:
Loss reclassified from AOCI on derivatives	—	(0.4)	—	—
Amounts related to periodic settlements on derivatives	1.6	—	(0.1)	—
Total gain (loss) recognized for cash flow hedging relationships	$7.0	$(0.3)	$(0.1)	$(2.6)

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
March 31, 2019
(Unaudited)

The following table shows the effect of derivatives not designated as hedging instruments, including fair value changes of embedded derivatives that have been bifurcated from the host contract, on the consolidated statements of operations.

	Amount of gain (loss) recognized in
	net income on derivatives for the three
	months ended March 31,
Derivatives not designated as hedging instruments	2019	2018
	(in millions)
Interest rate contracts	$67.3	$(48.0)
Foreign exchange contracts	4.6	8.8
Equity contracts	(75.0)	(15.2)
Credit contracts	1.3	0.1
Other contracts	4.7	63.7
Total	$2.9	$9.4

5. Insurance Liabilities

Liability for Unpaid Claims

The liability for unpaid claims is reported in future policy benefits and claims within our consolidated statements of financial position. Activity associated with unpaid claims was as follows:

	For the three months ended March 31,
	2019	2018
	(in millions)
Balance at beginning of period	$2,252.7	$2,130.5
Less: reinsurance recoverable	404.3	375.8
Net balance at beginning of period	1,848.4	1,754.7
Incurred:
Current year	325.5	312.8
Prior years	25.1	(0.1)
Total incurred	350.6	312.7
Payments:
Current year	162.9	146.9
Prior years	157.6	145.8
Total payments	320.5	292.7
Net balance at end of period	1,878.5	1,774.7
Plus: reinsurance recoverable	397.5	378.5
Balance at end of period	$2,276.0	$2,153.2

Amounts not included in the rollforward above:
Claim adjustment expense liabilities	$54.7	$51.5

Incurred liability adjustments relating to prior years, which affected current operations during 2019 and 2018, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid claims.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

6. Income Taxes

Effective Income Tax Rate

Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate was as follows:

	For the three months ended March 31,
	2019	2018
U.S. corporate income tax rate	21%	21%
Dividends received deduction	(5)	(4)
Tax credits	(2)	(3)
Impact of equity method presentation	(1)	(1)
Settled benefit from charitable contribution of capital gain property	—	(2)
Other	1	1
Effective income tax rate	14%	12%

7. Employee and Agent Benefits

Components of Net Periodic Benefit Cost

			Other postretirement
	Pension benefits		benefits
	For the three months ended		For the three months ended
	March 31,		March 31,
	2019	2018	2019	2018
	(in millions)
Service cost	$16.8	$18.3	$—	$—
Interest cost	32.8	29.9	0.9	0.9
Expected return on plan assets	(35.5)	(39.2)	(8.3)	(8.4)
Amortization of prior service benefit	(0.9)	(0.9)	(0.3)	(3.5)
Recognized net actuarial (gain) loss	16.9	16.9	—	(0.3)
Net periodic benefit cost (income)	$30.1	$25.0	$(7.7)	$(11.3)

The components of net periodic benefit cost including the service cost component are included in operating expenses on the consolidated statements of operations.

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. It is too early to determine, but we do not anticipate that we will be required to fund a minimum required contribution under ERISA. Regardless, it is possible that we may fund the qualified and nonqualified pension plans in 2019 for a combined total of up to $25.0 million. During the three months ended March 31, 2019, we contributed $5.7 million to these plans.

8. Contingencies, Guarantees, Indemnifications and Leases

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
March 31, 2019
(Unaudited)

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

As of March 31, 2019, we had no litigation or regulatory contingencies for which we believe disclosure is appropriate.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. The terms of these agreements range in duration and often are not explicitly defined. The maximum exposure under these agreements as of March 31, 2019, was approximately $122.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period. Furthermore, in connection with contingent funding agreements, we are required to purchase any principal and interest strips of U.S. Treasury securities that are due and not paid from the associated unconsolidated trusts. The maximum exposure under these agreements as of March 31, 2019, was $750.0 million.

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

Leases

As a lessee, we lease office space, data processing equipment, office furniture and office equipment under various operating leases. We also lease buildings and hardware storage equipment under finance leases. Lease assets and liabilities are recognized at the commencement of a lease based on the present value of lease payments over the lease term. We generally use our incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments. Lease term may include options to extend or terminate the lease when it is reasonably certain we will exercise the option. Leases with an initial term of twelve months or less are not recorded on the consolidated statements of financial position. We recognize lease expense for leases on a straight-line basis over the lease term. Some of our lease agreements include payments for property taxes, insurance, utilities or common area maintenance, which are not based on an index or rate. These payments are recognized in net income in the period in which the obligation has occurred.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

We sublease certain office space to third parties, which are primarily operating leases. We record sublease income on a straight-line basis over the lease term.

The lease assets and liabilities were as follows:

March 31, 2019
(in millions)
Assets
Operating lease assets (1)	$161.3
Finance lease assets (1)	35.4
Total lease assets	$196.7

Liabilities
Operating lease liabilities (2)	$169.5
Finance lease liabilities (2)	35.6
Total lease liabilities	$205.1

(1)         Operating and finance lease assets are primarily reported within property and equipment on the consolidated statements of financial position.

(2)         Operating and finance lease liabilities are reported within other liabilities on the consolidated statements of financial position.

The lease cost was as follows:

For the three months ended
March 31, 2019
(in millions)
Finance lease cost (1):
Amortization of right-of-use assets	$3.5
Interest on lease liabilities	0.3
Operating lease cost (1)	13.4
Other lease cost (1) (2)	2.8
Sublease income (3)	(0.4)
Total lease cost	$19.6

(1)         Finance, operating and other lease costs are primarily included in operating expenses on the consolidated statements of operations.

(2)         Other lease cost primarily reflects variable and short-term lease costs.

(3)         Sublease income is included in fees and other revenues on the consolidated statements of operations.

The following represents payments due by period for lease obligations:

	Operating leases	Finance leases	Total
	(in millions)
For the twelve months ending March 31:
2020	$47.6	$14.4	$62.0
2021	40.2	12.3	52.5
2022	30.2	8.6	38.8
2023	23.1	1.3	24.4
2024	13.4	0.3	13.7
2025 and thereafter	30.2	0.2	30.4
Total lease payments	184.7	37.1	221.8
Less: interest	15.2	1.5	16.7
Present value of lease liabilities	$169.5	$35.6	$205.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

The weighted-average remaining lease term and weighted-average discount rates were as follows:

For the three months ended
March 31, 2019
Weighted-average remaining lease term (in years):
Operating leases	6.6
Finance leases	2.9

Weighted-average discount rate:
Operating leases	3.3%
Finance leases	2.9%

9. Stockholders’ Equity

Common Stock Dividends

	For the three months ended
	March 31,
	2019	2018

Dividends declared per common share	$0.54	$0.51

Reconciliation of Outstanding Common Shares

	For the three months ended March 31,
	2019	2018
	(in millions)
Beginning balance	279.5	289.0
Shares issued	1.8	1.9
Treasury stock acquired	(3.1)	(3.2)
Ending balance	278.2	287.7

In February 2016, our Board of Directors authorized a share repurchase program of up to $400.0 million of our outstanding common stock, which was completed in February 2018. In May 2017, our Board of Directors authorized a share repurchase program of up to $250.0 million of our outstanding common stock, which was completed in April 2018. In May 2018, our Board of Directors authorized a share repurchase program of up to $300.0 million of our outstanding common stock, which was completed in December 2018. In November 2018, our Board of Directors authorized a share repurchase program of up to $500.0 million of our outstanding common stock. In the first quarter of 2019, we suspended purchases of the remaining $295.3 million available under the November 2018 authorization. Shares repurchased under these programs are accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders’ equity.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

Other Comprehensive Income (Loss)

	For the three months ended March 31, 2019
	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized gains on available-for-sale securities during the period	$1,817.0	$(392.5)	$1,424.5
Reclassification adjustment for losses included in net income (1)	8.7	(1.7)	7.0
Adjustments for assumed changes in amortization patterns	(122.1)	25.7	(96.4)
Adjustments for assumed changes in policyholder liabilities	(300.3)	69.5	(230.8)
Net unrealized gains on available-for-sale securities	1,403.3	(299.0)	1,104.3

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	(2.8)	0.6	(2.2)
Adjustments for assumed changes in amortization patterns	(0.4)	0.1	(0.3)
Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	(3.2)	0.7	(2.5)

Net unrealized losses on derivative instruments during the period	(8.5)	1.8	(6.7)
Reclassification adjustment for gains included in net income (3)	(2.3)	0.3	(2.0)
Adjustments for assumed changes in amortization patterns	1.9	(0.4)	1.5
Adjustments for assumed changes in policyholder liabilities	3.6	(0.9)	2.7
Net unrealized losses on derivative instruments	(5.3)	0.8	(4.5)

Foreign currency translation adjustment during the period	40.9	(2.6)	38.3
Reclassification adjustment for gains included in net income	(0.4)	—	(0.4)
Foreign currency translation adjustment	40.5	(2.6)	37.9

Amortization of amounts included in net periodic benefit cost (4)	15.7	(4.2)	11.5
Net unrecognized postretirement benefit obligation	15.7	(4.2)	11.5

Other comprehensive income	$1,451.0	$(304.3)	$1,146.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

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

(3)         See Note 4, Derivative Financial Instruments – Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations, for further details.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

Accumulated Other Comprehensive Income (Loss)

		Noncredit
	Net unrealized	component of	Net unrealized	Foreign	Unrecognized	Accumulated
	gains on	impairment losses	gains	currency	postretirement	other
	available-for-sale	on fixed maturities	on derivative	translation	benefit	comprehensive
	securities	available-for-sale	instruments	adjustment	obligation	income (loss)
	(in millions)

Balances as of January 1, 2018	$1,470.7	$(58.3)	$42.7	$(918.5)	$(371.1)	$165.5
Other comprehensive loss during the period, net of adjustments	(821.8)	—	(12.4)	64.9	—	(769.3)
Amounts reclassified from AOCI	16.3	9.3	(2.0)	—	8.7	32.3
Other comprehensive loss	(805.5)	9.3	(14.4)	64.9	8.7	(737.0)
Effects of implementation of accounting change related to equity investments, net	(1.0)	—	—	—	—	(1.0)
Effects of implementation of accounting change accounting change related to revenue recognition, net	—	—	—	25.6	—	25.6
Effects of implementation of accounting change related to the reclassification of certain tax effects, net	249.8	(15.2)	5.7	(81.8)	(80.9)	77.6
Balances as of March 31, 2018	$914.0	$(64.2)	$34.0	$(909.8)	$(443.3)	$(469.3)

Balances as of January 1, 2019	$190.0	$(47.1)	$64.4	$(1,259.5)	$(512.9)	$(1,565.1)
Other comprehensive income during the period, net of adjustments	1,097.3	(2.5)	(2.5)	37.8	—	1,130.1
Amounts reclassified from AOCI	7.0	—	(2.0)	(0.4)	11.5	16.1
Other comprehensive income	1,104.3	(2.5)	(4.5)	37.4	11.5	1,146.2
Balances as of March 31, 2019	$1,294.3	$(49.6)	$59.9	$(1,222.1)	$(501.4)	$(418.9)

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
March 31, 2019
(Unaudited)

earnings. Adjustments are recorded in retained earnings to the extent the redemption value of the redeemable noncontrolling interest exceeds its fair value and will impact the numerator in our earnings per share calculations. All other adjustments to the redeemable noncontrolling interest are recorded in additional paid-in capital.

Following is a reconciliation of the changes in the redeemable noncontrolling interest (in millions):

	For the three months ended March 31,
	2019	2018
	(in millions)
Balance at beginning of period	$391.2	$101.3
Net income attributable to redeemable noncontrolling interest	20.3	0.8
Redeemable noncontrolling interest of deconsolidated entities (1)	—	(3.2)
Contributions from redeemable noncontrolling interest	143.7	39.0
Distributions to redeemable noncontrolling interest	(20.3)	(9.9)
Change in redemption value of redeemable noncontrolling interest	2.7	(0.6)
Other comprehensive income attributable to redeemable noncontrolling interest	0.1	0.4
Balance at end of period	$537.7	$127.8

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

Fair value estimates are made based on available market information and judgments about the financial instrument at a specific point in time. Such estimates do not consider the tax impact of the realization of unrealized gains or losses. In addition, the disclosed fair value may not be realized in the immediate settlement of the financial instrument. We validate prices through an investment analyst review process, which includes validation through direct interaction with external sources, review of recent trade activity or use of internal models. In circumstances where broker quotes are used to value an instrument, we generally receive one non-binding quote. Broker quotes are validated through an investment analyst review process, which includes validation through direct interaction with external sources and use of internal models or other relevant information. We did not make any significant changes to our valuation processes during 2019.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

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

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of March 31, 2019, less than 1% of our total fixed maturities were Level 3 securities valued using internal pricing models.

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
March 31, 2019
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

Interest Rate Contracts. For non-cleared contracts we use discounted cash flow valuation techniques to determine the fair value of interest rate swaps and swaptions using observable swap curves as the inputs. These are reflected in Level 2. For centrally cleared contracts we use published prices from clearinghouses. These are reflected in Level 2. In addition, we have interest rate options and have had swaptions that are valued using broker quotes. These are reflected in Level 3.

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
March 31, 2019
(Unaudited)

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

The fair value of certain redeemable preferred stock is based on an internal model using unobservable inputs, which is reflected in Level 3. In 2018, the fair value was based on observable inputs and was reflected in Level 2.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2019
	Assets/	Amount
	(liabilities)	measured at	Fair value hierarchy level
	measured at	net asset
	fair value	value (4)	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,498.4	$—	$1,072.3	$426.1	$—
Non-U.S. governments	963.4	—	2.2	957.0	4.2
States and political subdivisions	6,626.3	—	—	6,626.3	—
Corporate	36,969.2	—	19.1	36,891.6	58.5
Residential mortgage-backed securities	2,484.5	—	—	2,484.5	—
Commercial mortgage-backed securities	4,242.1	—	—	4,230.1	12.0
Collateralized debt obligations (1)	2,765.7	—	—	2,759.8	5.9
Other debt obligations	7,573.4	—	—	7,530.0	43.4
Total fixed maturities, available-for-sale	63,123.0	—	1,093.6	61,905.4	124.0
Fixed maturities, trading	668.9	—	—	668.9	—
Equity securities	1,864.1	—	639.5	1,224.2	0.4
Derivative assets (2)	219.9	—	—	199.7	20.2
Other investments	1,092.0	85.1	144.8	832.7	29.4
Cash equivalents	1,055.9	—	70.8	985.1	—
Sub-total excluding separate account assets	68,023.8	85.1	1,948.7	65,816.0	174.0
Separate account assets	157,942.8	120.0	88,762.5	60,341.6	8,718.7
Total assets	$225,966.6	$205.1	$90,711.2	$126,157.6	$8,892.7

Liabilities
Investment contracts (3)	$(40.5)	$—	$—	$—	$(40.5)
Derivative liabilities (2)	(168.6)	—	—	(151.8)	(16.8)
Other liabilities (3)	(97.8)	—	—	(97.8)	—
Total liabilities	$(306.9)	$—	$—	$(249.6)	$(57.3)

Net assets	$225,659.7	$205.1	$90,711.2	$125,908.0	$8,835.4

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

	December 31, 2018
	Assets/	Amount
	(liabilities)	measured at	Fair value hierarchy level
	measured at	net asset
	fair value	value (4)	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,441.0	$—	$1,027.8	$413.2	$—
Non-U.S. governments	890.5	—	2.7	883.2	4.6
States and political subdivisions	6,225.7	—	—	6,225.7	—
Corporate	35,539.3	—	19.2	35,462.2	57.9
Residential mortgage-backed securities	2,460.6	—	—	2,460.6	—
Commercial mortgage-backed securities	3,945.6	—	—	3,936.1	9.5
Collateralized debt obligations (1)	2,420.8	—	—	2,412.5	8.3
Other debt obligations	7,185.0	—	—	7,126.5	58.5
Total fixed maturities, available-for-sale	60,108.5	—	1,049.7	58,920.0	138.8
Fixed maturities, trading	636.1	—	—	636.1	—
Equity securities	1,843.7	—	661.2	1,182.5	—
Derivative assets (2)	194.0	—	—	175.4	18.6
Other investments	828.6	75.4	125.9	610.1	17.2
Cash equivalents	1,775.9	—	46.3	1,729.6	—
Sub-total excluding separate account assets	65,386.8	75.4	1,883.1	63,253.7	174.6
Separate account assets	144,987.9	124.6	79,572.0	56,675.8	8,615.5
Total assets	$210,374.7	$200.0	$81,455.1	$119,929.5	$8,790.1

Liabilities
Investment contracts (3)	$(45.2)	$—	$—	$—	$(45.2)
Derivative liabilities (2)	(157.1)	—	—	(141.6)	(15.5)
Other liabilities (3)	(91.5)	—	—	(91.5)	—
Total liabilities	$(293.8)	$—	$—	$(233.1)	$(60.7)

Net assets	$210,080.9	$200.0	$81,455.1	$119,696.4	$8,729.4

(1)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
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

(4)

Certain investments are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy. Other investments using the NAV practical expedient consist of certain fund interests that are restricted until maturity with unfunded commitments totaling $26.6 million and $32.0 million as of March 31, 2019 and December 31, 2018, respectively. Separate account assets using the NAV practical expedient consist of hedge funds with varying investment strategies that also have a variety of redemption terms and conditions. We do not have unfunded commitments associated with these hedge funds.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows:

	For the three months ended March 31, 2019
		Total realized/unrealized						Changes in
	Beginning	gains (losses)		Net			Ending	unrealized
	asset/			purchases,			asset/	gains (losses)
	(liability)			sales,			(liability)	included in
	balance		Included in	issuances			balance	net income
	as of	Included in	other	and	Transfers	Transfers	as of	relating to
	December 31,	net income	comprehensive	settlements	into	out of	March 31,	positions still
	2018	(1)	income (3)	(4)	Level 3	Level 3	2019	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$4.6	$—	$—	$(0.4)	$—	$—	$4.2	$—
Corporate	57.9	—	0.4	0.2	—	—	58.5	—
Commercial mortgage-backed securities	9.5	—	0.3	2.2	—	—	12.0	—
Collateralized debt obligations	8.3	(2.5)	(0.2)	0.3	—	—	5.9	(2.5)
Other debt obligations	58.5	—	1.1	9.8	—	(26.0)	43.4	—
Total fixed maturities, available-for-sale	138.8	(2.5)	1.6	12.1	—	(26.0)	124.0	(2.5)
Equity securities	—	—	0.4	—	—	—	0.4	—
Other investments	17.2	2.2	—	—	10.0	—	29.4	2.2
Separate account assets (2)	8,615.5	174.6	(0.4)	(70.3)	—	(0.7)	8,718.7	180.7

Liabilities
Investment contracts	(45.2)	4.3	0.1	0.3	—	—	(40.5)	5.6

Derivatives
Net derivative assets (liabilities)	3.1	(1.6)	—	1.9	—	—	3.4	(1.3)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

	For the three months ended March 31, 2018
		Total realized/unrealized						Changes in
	Beginning	gains (losses)		Net			Ending	unrealized
	asset/			purchases,			asset/	gains (losses)
	(liability)			sales,			(liability)	included in
	balance	Included in	Included in	issuances			balance	net income
	as of	net	other	and	Transfers	Transfers	as of	relating to
	December 31,	income	comprehensive	settlements	into	out of	March 31,	positions still
	2017	(1)	income (3)	(4)	Level 3	Level 3	2018	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$7.4	$—	$(0.1)	$(0.3)	$—	$—	$7.0	$—
Corporate	128.0	1.1	0.4	2.4	0.6	(28.7)	103.8	—
Commercial mortgage-backed securities	10.6	(2.5)	0.6	(0.1)	2.5	—	11.1	(2.5)
Collateralized debt obligations	125.0	(0.6)	1.0	(25.5)	0.1	(19.3)	80.7	(0.6)
Other debt obligations	2.3	0.1	(0.1)	(0.2)	—	—	2.1	—
Total fixed maturities, available-for-sale	273.3	(1.9)	1.8	(23.7)	3.2	(48.0)	204.7	(3.1)
Equity securities	2.7	12.2	—	—	—	—	14.9	12.2
Other investments	6.5	1.5	—	1.3	—	—	9.3	1.5
Separate account assets (2)	7,651.4	164.4	(0.7)	176.8	—	—	7,991.9	143.4

Liabilities
Investment contracts	(160.3)	63.7	0.2	0.2	—	—	(96.2)	63.1

Derivatives
Net derivative assets (liabilities)	18.1	(5.0)	—	3.7	—	—	16.8	(4.7)

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

(4)         Gross purchases, sales, issuances and settlements were:

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

	For the three months ended March 31, 2019
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$—	$—	$—	$(0.4)	$(0.4)
Corporate	0.5	(0.2)	—	(0.1)	0.2
Commercial mortgage-backed securities	2.4	—	—	(0.2)	2.2
Collateralized debt obligations	—	—	—	0.3	0.3
Other debt obligations	10.0	—	—	(0.2)	9.8
Total fixed maturities, available-for-sale	12.9	(0.2)	—	(0.6)	12.1
Separate account assets (5)	79.0	(101.7)	(47.3)	(0.3)	(70.3)

Liabilities
Investment contracts	—	—	(1.3)	1.6	0.3

Derivatives
Net derivative assets (liabilities)	—	1.9	—	—	1.9

	For the three months ended March 31, 2018
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$—	$—	$—	$(0.3)	$(0.3)
Corporate	11.3	(4.2)	—	(4.7)	2.4
Commercial mortgage-backed securities	—	—	—	(0.1)	(0.1)
Collateralized debt obligations	—	—	—	(25.5)	(25.5)
Other debt obligations	—	—	—	(0.2)	(0.2)
Total fixed maturities, available-for-sale	11.3	(4.2)	—	(30.8)	(23.7)
Other investments	1.3	—	—	—	1.3
Separate account assets (5)	340.4	(104.4)	(45.5)	(13.7)	176.8

Liabilities
Investment contracts	—	—	(0.5)	0.7	0.2

Derivatives
Net derivative assets (liabilities)	3.1	0.6	—	—	3.7

(5)      Issuances and settlements include amounts related to mortgage encumbrances associated with real estate in our separate accounts.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels were as follows:

	For the three months ended March 31, 2019
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$—	$—	$1.1	$—	$—	$—
Other debt obligations	—	—	1.1	—	—	26.0
Total fixed maturities, available-for-sale	—	—	2.2	—	—	26.0
Other investments	—	—	—	10.0	—	—
Separate account assets	—	—	—	—	—	0.7

	For the three months ended March 31, 2018
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$0.6	$—	$28.7
Commercial mortgage-backed securities	—	—	—	2.5	—	—
Collateralized debt obligations	—	—	—	0.1	—	19.3
Total fixed maturities, available-for-sale	—	—	—	3.2	—	48.0
Separate account assets	292.4	—	0.7	—	—	—

Transfers between fair value hierarchy levels are recognized at the beginning of the reporting period.

Separate account assets transferred from Level 1 to Level 2 during the three months ended March 31, 2018, primarily included cash equivalents as a result of additional analysis to clarify the source of the price.

Assets transferred into Level 3 during the three months ended March 31, 2019 and 2018, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations. In addition, other investments transferred from Level 2 into Level 3 during the three months ended March 31, 2019, included certain redeemable preferred stock for which at least one significant unobservable input is now used to determine fair value.

Assets transferred out of Level 3 during the three months ended March 31, 2019 and 2018, primarily included those assets for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

	March 31, 2019
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$4.2	Discounted cash flow	Discount rate (1)	3.2%	3.2%
			Illiquidity premium	50 basis points (“bps”)	50bps
			Comparability adjustment	(25)bps	(25)bps
Corporate	26.0	Discounted cash flow	Discount rate (1)	2.6%-3.5%	3.0%
			Illiquidity premium	0bps-60bps	37bps
Other debt obligations	2.1	Discounted cash flow	Discount rate (1)	5.0%	5.0%
			Illiquidity premium	500bps	500bps
Separate account assets	8,546.8	Discounted cash flow - mortgage loans	Discount rate (1)	3.0%-4.5%	3.6%
			Illiquidity premium	0bps-60bps	58bps
			Credit spread rate	62bps-160bps	135bps
		Discounted cash flow - real estate	Discount rate (1)	5.6%-14.0%	6.7%
			Terminal capitalization rate	4.3%-9.3%	5.8%
			Average market rent growth rate	1.8%-16.5%	3.1%
		Discounted cash flow - real estate debt	Loan to value	11.0%-85.9%	47.5%
			Market interest rate	3.6%-6.0%	4.0%

Liabilities
Investment contracts (5)	(40.5)	Discounted cash flow	Long duration interest rate	2.6%-2.7% (2)
			Long-term equity market volatility	15.0%-26.4%
			Non-performance risk	0.3%-1.4%
			Utilization rate	See note (3)
			Lapse rate	1.3%-16.0%
			Mortality rate	See note (4)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

	December 31, 2018
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of	Weighted
	fair value	technique(s)	input description	inputs	average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$4.6	Discounted cash flow	Discount rate (1)	3.2%	3.2%
			Illiquidity premium	50 bps	50bps
			Comparability adjustment	(25)bps	(25)bps
Corporate	25.4	Discounted cash flow	Discount rate (1)	3.3%-4.5%	3.9%
			Illiquidity premium	0bps-60bps	36bps
Other debt obligations	1.7	Discounted cash flow	Discount rate (1)	5.0%	5.0%
			Illiquidity premium	500bps	500bps
Separate account assets	8,440.8	Discounted cash flow - mortgage loans	Discount rate (1)	3.3%-4.7%	4.2%
			Illiquidity premium	0bps-60bps	56bps
			Credit spread rate	85bps-172bps	168bps
		Discounted cash flow - real estate	Discount rate (1)	5.6%-11.5%	6.7%
			Terminal capitalization rate	4.3%-9.3%	5.8%
			Average market rent growth rate	2.0%-4.7%	2.9%
		Discounted cash flow - real estate debt	Loan to value	11.0%-69.3%	45.9%
			Market interest rate	3.9%-6.0%	4.3%

Liabilities
Investment contracts (5)	(45.2)	Discounted cash flow	Long duration interest rate	2.8%-2.9% (2)
			Long-term equity market volatility	16.7%-27.8%
			Non-performance risk	0.6%-1.6%
			Utilization rate	See note (3)
			Lapse rate	1.3%-16.0%
			Mortality rate	See note (4)

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
March 31, 2019
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No significant assets and liabilities were measured at fair value on a nonrecurring basis for the three months ended March 31, 2019 and 2018.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

The following tables present information regarding the assets and liabilities for which the fair value option was elected.

	March 31, 2019	December 31, 2018
	(in millions)
Commercial mortgage loans of consolidated VIEs (1) (2)
Fair value	$5.9	$6.4
Aggregate contractual principal	6.0	6.5

Real estate ventures (1)
Fair value	19.4	17.2

(1)         Reported with other investments in the consolidated statements of financial position.

(2)         None of the loans were more than 90 days past due or in non-accrual status.

	For the three months ended March 31,
	2019	2018
	(in millions)
Commercial mortgage loans of consolidated VIEs
Change in fair value pre-tax loss (1) (2)	$—	$(0.1)
Interest income (3)	0.1	0.2

Real estate ventures
Change in fair value pre-tax gain (4)	2.2	1.5

(1)         None of the change in fair value related to instrument-specific credit risk.

(2)         Reported in net realized capital gains (losses) on the consolidated statements of operations.

(3)         Reported in net investment income on the consolidated statements of operations and recorded based on the effective interest rates as determined at the closing of the loan.

(4)         Reported in net investment income on the consolidated statements of operations.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	March 31, 2019
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$15,597.5	$15,913.2	$—	$—	$15,913.2
Policy loans	798.5	1,017.1	—	—	1,017.1
Other investments	254.9	253.4	—	165.4	88.0
Cash and cash equivalents	1,203.8	1,203.8	1,134.2	69.6	—
Investment contracts	(32,489.3)	(31,823.5)	—	(4,109.9)	(27,713.6)
Short-term debt	(43.9)	(43.9)	—	(43.9)	—
Long-term debt	(3,266.4)	(3,395.3)	—	(3,261.1)	(134.2)
Separate account liabilities	(144,418.0)	(143,222.4)	—	—	(143,222.4)
Bank deposits (1)	(490.6)	(482.4)	—	(482.4)	—
Cash collateral payable	(100.5)	(100.5)	(100.5)	—	—

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

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

(1)         Excludes deposit liabilities without defined or contractual maturities.

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

The Retirement and Income Solutions segment provides retirement and related financial products and services primarily to businesses, their employees and other individuals. The segment is organized into Retirement and Income Solutions – Fee, which includes full service accumulation, trust services and individual variable annuities; and Retirement and Income Solutions – Spread, which includes individual fixed annuities, investment only, pension risk transfer and banking services.

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

Effective January 1, 2019, we made changes to the allocation of certain compensation and other expenses and net investment income among the reportable segments. These allocation changes were made as a result of a global financial process improvement project. The expense allocation changes simplify the allocation processes, increase transparency and allow for more effective expense management across the enterprise. The net investment income allocation changes better align our internal capital allocation with enterprise capital targets. Segment results for prior periods were recast so they are reported on a comparable basis, with no impact to total company financial results.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
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

•                 Certain hedge accounting market value revenue adjustments,

•                 Certain market value adjustments to fee revenues,

•                 Pre-tax net realized capital gains (losses) adjustments related to equity method investments,

•                 Pre-tax net realized capital gains (losses) adjustments related to sponsored investment funds,

•                 Recognition of deferred front-end fee revenues for sales charges on retirement and life insurance products and services,

•                 Related changes in the amortization pattern of DAC and related actuarial balances,

•                 Certain hedge accounting market value expense adjustments and

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

•                 Certain hedge accounting market value revenue adjustments,

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

The accounting policies of the segments are consistent with the accounting policies for the consolidated financial statements, with the exception of: (1) pension and other postretirement employee benefits (“OPEB”) cost allocations, (2) certain expenses deemed to benefit the entire organization and (3) income tax allocations. For purposes of determining pre-tax operating earnings, the segments are allocated the service component of pension and other postretirement benefit costs. The Corporate segment reflects the non-service components of pension and other postretirement benefit costs as assumptions are established and funding decisions are managed from a company-wide perspective. Additionally, the Corporate segment reflects expenses that benefit the entire organization for which the segments are not able to influence the spend. This includes expenses such as public company costs, executive management costs, acquisition and disposition costs, among others. The Corporate segment functions to absorb the risk inherent in interpreting and applying tax law. For purposes of determining non-GAAP operating earnings, the segments are allocated tax adjustments consistent with the positions we took on tax returns. The Corporate segment results reflect any differences between the tax returns and the estimated resolution of any disputes.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

The following tables summarize select financial information by segment, including operating revenues for our products and services, and reconcile segment totals to those reported in the consolidated financial statements:

	March 31, 2019	December 31, 2018
	(in millions)
Assets:
Retirement and Income Solutions	$176,073.5	$163,833.6
Principal Global Investors	2,296.9	2,301.0
Principal International	49,477.5	46,701.2
U.S. Insurance Solutions	26,370.0	25,388.2
Corporate	5,202.0	4,812.1
Total consolidated assets	$259,419.9	$243,036.1

	For the three months ended March 31,
	2019	2018
	(in millions)
Operating revenues by segment:
Retirement and Income Solutions:
Retirement and Income Solutions – Fee	$430.8	$447.8
Retirement and Income Solutions – Spread	1,461.1	731.1
Total Retirement and Income Solutions (1)	1,891.9	1,178.9
Principal Global Investors (2)	339.0	368.5
Principal International	380.5	383.1
U.S. Insurance Solutions:
Specialty Benefits insurance	601.8	565.4
Individual Life insurance	466.3	451.3
Total U.S. Insurance Solutions	1,068.1	1,016.7
Corporate	1.2	—
Total segment operating revenues	3,680.7	2,947.2
Net realized capital gains (losses), net of related revenue adjustments	83.7	(42.2)
Adjustments related to equity method investments	(20.5)	(21.4)
Total revenues per consolidated statements of operations	$3,743.9	$2,883.6

Pre-tax operating earnings (losses) by segment:
Retirement and Income Solutions	$240.6	$243.9
Principal Global Investors	100.7	113.7
Principal International	111.1	91.5
U.S. Insurance Solutions	110.7	115.0
Corporate	(84.4)	(67.6)
Total segment pre-tax operating earnings	478.7	496.5
Pre-tax net realized capital gains (losses), as adjusted (3)	65.6	(23.6)
Adjustments related to equity method investments and noncontrolling interest	(18.3)	(15.9)
Income before income taxes per consolidated statements of operations	$526.0	$457.0

(1)            Reflects inter-segment revenues of $85.7 million and $101.7 million for the three months ended March 31, 2019 and 2018, respectively.

(2)            Reflects inter-segment revenues of $61.5 million and $62.2 million for the three months ended March 31, 2019 and 2018, respectively.

(3)            Pre-tax net realized capital gains (losses), as adjusted, is derived as follows:

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

	For the three months ended March 31,
	2019	2018
	(in millions)
Net realized capital gains (losses):
Net realized capital gains (losses)	$84.5	$(25.1)
Derivative and hedging-related revenue adjustments	(11.5)	(17.8)
Adjustments related to equity method investments	(0.4)	0.2
Adjustments related to sponsored investment funds	8.0	2.1
Recognition of front-end fee revenue	3.1	(1.6)
Net realized capital gains (losses), net of related revenue adjustments	83.7	(42.2)
Amortization of deferred acquisition costs and other actuarial balances	(16.4)	5.6
Capital (gains) losses distributed	(8.7)	10.6
Market value adjustments of embedded derivatives	7.0	2.4
Pre-tax net realized capital gains (losses), as adjusted (a)	$65.6	$(23.6)

(a)       As adjusted before noncontrolling interest capital gains (losses).

12. Revenues from Contracts with Customers

The following tables summarize disaggregation of revenues from contracts with customers, including select financial information by segment, and reconcile totals to those reported in the consolidated financial statements. Revenues from contracts with customers are included in fees and other revenues on the consolidated statements of operations.

	For the three months ended March 31,
	2019	2018
	(in millions)
Revenue from contracts with customers by segment:
Retirement and Income Solutions:
Retirement and Income Solutions – Fee	$58.4	$61.7
Retirement and Income Solutions – Spread	2.9	2.7
Total Retirement and Income Solutions	61.3	64.4
Principal Global Investors	332.3	360.3
Principal International	114.9	121.1
U.S. Insurance Solutions:
Specialty Benefits insurance	3.7	3.7
Individual Life insurance	12.0	9.4
Total U.S. Insurance Solutions	15.7	13.1
Corporate	37.0	43.9
Total segment revenue from contracts with customers	561.2	602.8
Adjustments for fees and other revenues not within the scope of revenue recognition guidance (1)	409.2	410.1
Pre-tax other adjustments (2)	3.1	(1.6)
Total fees and other revenues per consolidated statements of operations	$973.5	$1,011.3

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
March 31, 2019
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

The types of revenues from contracts with customers were as follows:

	For the three months ended March 31,
	2019	2018
	(in millions)
Administrative service fee revenue	$58.2	$61.6
Other fee revenue	0.2	0.1
Total revenues from contracts with customers	58.4	61.7
Fees and other revenues not within the scope of revenue recognition guidance	271.8	286.4
Total fees and other revenues	330.2	348.1
Premiums and other considerations	1.1	1.5
Net investment income	99.5	98.2
Total operating revenues	$430.8	$447.8

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

The types of revenues from contracts with customers were as follows:

	For the three months ended March 31,
	2019	2018
	(in millions)
Deposit account fee revenue	$2.9	$2.7
Total revenues from contracts with customers	2.9	2.7
Fees and other revenues not within the scope of revenue recognition guidance	4.9	2.7
Total fees and other revenues	7.8	5.4
Premiums and other considerations	957.5	288.3
Net investment income	495.8	437.4
Total operating revenues	$1,461.1	$731.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
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

The types of revenues from contracts with customers were as follows:

	For the three months ended March 31,
	2019	2018
	(in millions)
Management fee revenue	$292.8	$316.3
Other fee revenue	39.5	44.0
Total revenues from contracts with customers	332.3	360.3
Fees and other revenues not within the scope of revenue recognition guidance	4.3	6.7
Total fees and other revenues	336.6	367.0
Net investment income	2.4	1.5
Total operating revenues	$339.0	$368.5

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

The types of revenues from contracts with customers were as follows:

	For the three months ended March 31,
	2019	2018
	(in millions)
Management fee revenue	$114.3	$120.1
Other fee revenue	0.6	1.0
Total revenues from contracts with customers	114.9	121.1
Fees and other revenues not within the scope of revenue recognition guidance	1.7	2.0
Total fees and other revenues	116.6	123.1
Premiums and other considerations	117.5	97.9
Net investment income	146.4	162.1
Total operating revenues	$380.5	$383.1

Revenues from contracts with customers by region:
Latin America	$88.1	$92.5
Asia	27.0	28.7
Principal International corporate / regional offices	0.2	0.3
Eliminations	(0.4)	(0.4)
Total revenues from contracts with customers	$114.9	$121.1

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

The types of revenues from contracts with customers were as follows:

	For the three months ended March 31,
	2019	2018
	(in millions)
Specialty Benefits Insurance:
Administrative service fees	$3.7	$3.7
Total revenues from contracts with customers	3.7	3.7
Fees and other revenues not within the scope of revenue recognition guidance	4.9	5.2
Total fees and other revenues	8.6	8.9
Premiums and other considerations	555.9	517.0
Net investment income	37.3	39.5
Total operating revenues	$601.8	$565.4

Individual Life Insurance:
Administrative service fees	$5.9	$5.8
Commission income	6.1	3.6
Total revenues from contracts with customers	12.0	9.4
Fees and other revenues not within the scope of revenue recognition guidance	192.2	185.7
Total fees and other revenues	204.2	195.1
Premiums and other considerations	92.9	90.5
Net investment income	169.2	165.7
Total operating revenues	$466.3	$451.3

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
March 31, 2019
(Unaudited)

The Corporate segment also includes inter-segment eliminations of fees and other revenues. The types of revenues from contracts with customers were as follows:

	For the three months ended March 31,
	2019	2018
	(in millions)
Commission income	$75.8	$79.0
Other fee revenue	8.8	8.0
Eliminations	(47.6)	(43.1)
Total revenues from contracts with customers	37.0	43.9
Fees and other revenues not within the scope of revenue recognition guidance	(70.6)	(78.6)
Total fees and other revenues	(33.6)	(34.7)
Net investment income	34.8	34.7
Total operating revenues	$1.2	$—

Contract Costs

Sales compensation and other incremental costs of obtaining a contract are capitalized and amortized over the period of contract benefit if the costs are expected to be recovered. The contract cost asset, which is included in other assets on the consolidated statements of financial position, was $142.6 million and $137.6 million as of March 31, 2019 and December 31, 2018, respectively.

We apply the practical expedient for certain costs where we recognize the incremental costs of obtaining these contracts as an expense when incurred if the amortization period of the assets is one year or less. These costs, along with costs that are not deferrable, are included in operating expenses on the consolidated statements of operations.

Deferred contract costs consist primarily of commissions and variable compensation. We amortize capitalized contract costs on a straight-line basis over the expected contract life, reflecting lapses as they are incurred. Deferred contract costs are subject to impairment testing on an annual basis, or when a triggering event occurs that could warrant an impairment. To the extent future revenues less future maintenance expenses are not adequate to cover the asset balance, an impairment is recognized. For the three months ended March 31, 2019 and 2018, $5.6 million and $5.7 million, respectively, of amortization expense was recorded in operating expenses on the consolidated statements of operations and no impairment loss was recognized in relation to the costs capitalized.

13. Stock-Based Compensation Plans

As of March 31, 2019, we had the 2014 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan and the Directors Stock Plan (“Stock-Based Compensation Plans”). As of May 20, 2014, no new grants will be made under the Amended and Restated 2010 Stock Incentive Plan or the 2005 Directors Stock Plan. No grants have been made under the Stock Incentive Plan or the Directors Stock Plan since at least 2005. Under the terms of the 2014 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. The 2014 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock or performance units under any plans.

As of March 31, 2019, the maximum number of new shares of common stock available for grant under the 2014 Stock Incentive Plan and the 2014 Directors Stock Plan was 6.8 million.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against net income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the three months ended March 31,
	2019	2018
	(in millions)
Compensation cost	$24.3	$23.7
Related income tax benefit	4.8	5.2
Capitalized as part of an asset	0.6	0.5

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the 2014 Stock Incentive Plan. Total options granted were 1.2 million for the three months ended March 31, 2019. The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during the period:

For the three months ended
March 31, 2019
Expected volatility	23.3%
Expected term (in years)	7.0
Risk-free interest rate	2.6%
Expected dividend yield	4.07%
Weighted average estimated fair value per common share	$10.00

As of March 31, 2019, we had $10.7 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.3 years.

Performance Share Awards

Performance share awards were granted to certain employees under the 2014 Stock Incentive Plan. Total performance share awards granted were 0.2 million for the three months ended March 31, 2019. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results to be determined at the end of the performance period. The actual number of common shares to be awarded at the end of each performance period will range between 0% and 150% of the initial target awards. The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these performance share awards granted was $53.09 per common share.

As of March 31, 2019, we had $11.2 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.3 years.

Restricted Stock Units

Restricted stock units were issued to certain employees pursuant to the 2014 Stock Incentive Plan and non-employee directors pursuant to the 2014 Directors Stock Plan. Total restricted stock units granted were 1.0 million for the three months ended March 31, 2019. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $53.08 per common share.

As of March 31, 2019, we had $79.6 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted. The cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 0.4 million shares for the three months ended March 31, 2019. The weighted average fair value of the discount on the stock purchased was $12.48 per share.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

As of March 31, 2019, a total of 1.8 million of new shares were available to be made issuable by us for this plan.

14. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended March 31,
	2019	2018
	(in millions, except per share data)
Net income	$452.1	$402.5
Subtract:
Net income attributable to noncontrolling interest	22.2	5.4
Total	$429.9	$397.1
Weighted-average shares outstanding:
Basic	278.7	289.4
Dilutive effects:
Stock options	0.7	1.4
Restricted stock units	1.5	1.9
Performance share awards	—	0.2
Diluted	280.9	292.9
Net income per common share:
Basic	$1.54	$1.37
Diluted	$1.53	$1.36

The calculation of diluted earnings per share for the three months ended March 31, 2019 and 2018, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

15. Condensed Consolidating Financial Information

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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) Principal Financial Services, Inc. (“PFS”) and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and 2018.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

Condensed Consolidating Statements of Financial Position

March 31, 2019

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined (1)	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$210.2	$56,038.1	$7,237.3	$(362.6)	$63,123.0
Fixed maturities, trading	305.2	198.7	165.0	—	668.9
Equity securities	—	86.6	1,777.5	—	1,864.1
Mortgage loans	—	14,733.9	1,615.3	(751.7)	15,597.5
Real estate	—	2.8	1,733.9	—	1,736.7
Policy loans	—	749.0	49.5	—	798.5
Investment in unconsolidated entities	15,275.6	1,834.2	8,361.0	(24,566.5)	904.3
Other investments	10.7	6,418.1	2,824.5	(5,402.4)	3,850.9
Cash and cash equivalents	270.2	730.7	1,845.2	(586.4)	2,259.7
Accrued investment income	1.5	601.0	79.9	(2.8)	679.6
Premiums due and other receivables	—	2,035.3	3,954.4	(4,348.6)	1,641.1
Deferred acquisition costs	—	3,603.2	13.3	—	3,616.5
Property and equipment	—	755.9	177.3	—	933.2
Goodwill	—	54.3	1,056.3	—	1,110.6
Other intangibles	—	19.2	1,291.1	—	1,310.3
Separate account assets	—	117,897.1	40,045.7	—	157,942.8
Other assets	364.4	1,112.4	4,539.4	(4,634.0)	1,382.2
Total assets	$16,437.8	$206,870.5	$76,766.6	$(40,655.0)	$259,419.9
Liabilities
Contractholder funds	$—	$36,752.9	$3,249.3	$(352.9)	$39,649.3
Future policy benefits and claims	—	31,614.1	6,477.8	(1,200.7)	36,891.2
Other policyholder funds	—	771.8	170.4	(3.1)	939.1
Short-term debt	—	—	43.9	—	43.9
Long-term debt	3,130.2	—	851.9	(715.7)	3,266.4
Income taxes currently payable	—	—	58.2	(35.9)	22.3
Deferred income taxes	1.0	761.7	1,054.7	(498.7)	1,318.7
Separate account liabilities	—	117,897.1	40,045.7	—	157,942.8
Other liabilities	612.2	9,076.3	9,064.4	(12,706.6)	6,046.3
Total liabilities	3,743.4	196,873.9	61,016.3	(15,513.6)	246,120.0

Redeemable noncontrolling interest	—	—	537.7	—	537.7

Stockholders’ equity
Common stock	4.8	2.5	—	(2.5)	4.8
Additional paid-in capital	10,090.8	6,315.0	9,461.1	(15,776.1)	10,090.8
Retained earnings	10,571.9	2,569.8	6,136.3	(8,706.1)	10,571.9
Accumulated other comprehensive income (loss)	(418.9)	1,109.3	(452.6)	(656.7)	(418.9)
Treasury stock, at cost	(7,554.2)	—	—	—	(7,554.2)
Total stockholders’ equity attributable to PFG	12,694.4	9,996.6	15,144.8	(25,141.4)	12,694.4
Noncontrolling interest	—	—	67.8	—	67.8
Total stockholders’ equity	12,694.4	9,996.6	15,212.6	(25,141.4)	12,762.2
Total liabilities and stockholders’ equity	$16,437.8	$206,870.5	$76,766.6	$(40,655.0)	$259,419.9

(1) PFG sponsors nonqualified benefit plans. Nonqualified benefit plan assets and liabilities held in Rabbi trusts were $680.5 million and $549.8 million, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

Condensed Consolidating Statements of Financial Position

December 31, 2018

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined (1)	Eliminations	Consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$211.5	$53,401.7	$6,857.9	$(362.6)	$60,108.5
Fixed maturities, trading	308.9	165.5	161.7	—	636.1
Equity securities	—	84.8	1,758.9	—	1,843.7
Mortgage loans	—	14,478.0	1,615.5	(756.6)	15,336.9
Real estate	—	1.9	1,727.8	—	1,729.7
Policy loans	—	755.9	45.5	—	801.4
Investment in unconsolidated entities	13,862.4	2,324.4	6,853.8	(22,171.8)	868.8
Other investments	10.7	5,549.1	2,517.6	(4,635.9)	3,441.5
Cash and cash equivalents	334.9	1,323.9	2,014.8	(696.1)	2,977.5
Accrued investment income	1.4	563.2	77.5	(5.9)	636.2
Premiums due and other receivables	—	1,818.1	3,781.3	(4,186.3)	1,413.1
Deferred acquisition costs	—	3,680.2	13.3	—	3,693.5
Property and equipment	—	661.3	106.0	—	767.3
Goodwill	—	54.3	1,045.7	—	1,100.0
Other intangibles	—	19.7	1,295.4	—	1,315.1
Separate account assets	—	107,343.0	37,644.9	—	144,987.9
Other assets	375.0	1,135.1	4,418.3	(4,549.5)	1,378.9
Total assets	$15,104.8	$193,360.1	$71,935.9	$(37,364.7)	$243,036.1
Liabilities
Contractholder funds	$—	$36,861.7	$3,189.2	$(351.2)	$39,699.7
Future policy benefits and claims	—	30,690.3	6,128.6	(1,154.1)	35,664.8
Other policyholder funds	—	725.7	165.3	(2.6)	888.4
Short-term debt	—	—	42.9	—	42.9
Long-term debt	3,129.8	—	851.2	(721.4)	3,259.6
Income taxes currently payable	—	—	80.7	(55.4)	25.3
Deferred income taxes	—	405.3	1,056.4	(503.3)	958.4
Separate account liabilities	—	107,343.0	37,644.9	—	144,987.9
Other liabilities	585.0	8,503.2	8,586.5	(12,012.8)	5,661.9
Total liabilities	3,714.8	184,529.2	57,745.7	(14,800.8)	231,188.9

Redeemable noncontrolling interest	—	—	391.2	—	391.2

Stockholders’ equity
Common stock	4.8	2.5	—	(2.5)	4.8
Additional paid-in capital	10,060.7	6,331.6	9,461.2	(15,792.8)	10,060.7
Retained earnings	10,290.2	2,441.2	5,855.0	(8,296.2)	10,290.2
Accumulated other comprehensive income (loss)	(1,565.1)	55.6	(1,583.2)	1,527.6	(1,565.1)
Treasury stock, at cost	(7,400.6)	—	—	—	(7,400.6)
Total stockholders’ equity attributable to PFG	11,390.0	8,830.9	13,733.0	(22,563.9)	11,390.0
Noncontrolling interest	—	—	66.0	—	66.0
Total stockholders’ equity	11,390.0	8,830.9	13,799.0	(22,563.9)	11,456.0
Total liabilities and stockholders’ equity	$15,104.8	$193,360.1	$71,935.9	$(37,364.7)	$243,036.1

(1) PFG sponsors nonqualified benefit plans. Nonqualified benefit plan assets and liabilities held in Rabbi trusts were $671.7 million and $542.4 million, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2019

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$1,542.4	$182.5	$—	$1,724.9
Fees and other revenues	—	544.6	520.6	(91.7)	973.5
Net investment income	5.0	702.5	546.0	(292.5)	961.0
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	5.3	403.5	(317.5)	—	91.3
Net other-than-temporary impairment losses on available-for-sale securities	—	(9.5)	(0.1)	—	(9.6)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	—	2.8	—	—	2.8
Net impairment losses on available-for-sale securities	—	(6.7)	(0.1)	—	(6.8)
Net realized capital gains (losses)	5.3	396.8	(317.6)	—	84.5
Total revenues	10.3	3,186.3	931.5	(384.2)	3,743.9
Expenses
Benefits, claims and settlement expenses	—	1,944.4	253.6	(2.9)	2,195.1
Dividends to policyholders	—	30.1	—	—	30.1
Operating expenses	56.1	585.6	438.1	(87.1)	992.7
Total expenses	56.1	2,560.1	691.7	(90.0)	3,217.9

Income (loss) before income taxes	(45.8)	626.2	239.8	(294.2)	526.0
Income taxes (benefits)	(11.3)	95.2	(9.8)	(0.2)	73.9
Equity in the net income (loss) of subsidiaries	464.4	(235.7)	233.1	(461.8)	—
Net income	429.9	295.3	482.7	(755.8)	452.1
Net income attributable to noncontrolling interest	—	—	19.8	2.4	22.2
Net income attributable to PFG	$429.9	$295.3	$462.9	$(758.2)	$429.9

Net income	$429.9	$295.3	$482.7	$(755.8)	$452.1
Other comprehensive income	1,141.3	1,053.9	1,174.2	(2,222.7)	1,146.7
Comprehensive income	$1,571.2	$1,349.2	$1,656.9	$(2,978.5)	$1,598.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2018

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$841.0	$154.2	$—	$995.2
Fees and other revenues	—	549.0	558.9	(96.6)	1,011.3
Net investment income	6.0	626.6	556.2	(286.6)	902.2
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(6.3)	(238.5)	229.6	—	(15.2)
Net other-than-temporary impairment (losses) recoveries on available-for-sale securities	—	2.8	(1.5)	—	1.3
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	(9.8)	(1.4)	—	(11.2)
Net impairment losses on available-for-sale securities	—	(7.0)	(2.9)	—	(9.9)
Net realized capital gains (losses)	(6.3)	(245.5)	226.7	—	(25.1)
Total revenues	(0.3)	1,771.1	1,496.0	(383.2)	2,883.6
Expenses
Benefits, claims and settlement expenses	—	1,173.8	240.3	(3.0)	1,411.1
Dividends to policyholders	—	30.5	—	—	30.5
Operating expenses	46.2	583.0	446.1	(90.3)	985.0
Total expenses	46.2	1,787.3	686.4	(93.3)	2,426.6

Income (loss) before income taxes	(46.5)	(16.2)	809.6	(289.9)	457.0
Income taxes (benefits)	(15.1)	(35.5)	105.2	(0.1)	54.5
Equity in the net income (loss) of subsidiaries	428.5	273.4	(274.4)	(427.5)	—
Net income	397.1	292.7	430.0	(717.3)	402.5
Net income attributable to noncontrolling interest	—	—	5.4	—	5.4
Net income attributable to PFG	$397.1	$292.7	$424.6	$(717.3)	$397.1

Net income	$397.1	$292.7	$430.0	$(717.3)	$402.5
Other comprehensive loss	(731.3)	(783.1)	(767.4)	1,545.7	(736.1)
Comprehensive loss	$(334.2)	$(490.4)	$(337.4)	$828.4	$(333.6)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2019

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by operating activities	$27.5	$1,376.1	$634.4	$(861.6)	$1,176.4
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(150.2)	(2,329.5)	(408.1)	1.1	(2,886.7)
Sales	—	104.9	237.7	—	342.6
Maturities	153.1	1,277.7	118.1	—	1,548.9
Mortgage loans acquired or originated	—	(581.2)	(46.1)	2.2	(625.1)
Mortgage loans sold or repaid	—	323.3	64.9	(5.8)	382.4
Real estate acquired	—	—	(10.5)	—	(10.5)
Net purchases of property and equipment	—	(12.1)	(17.3)	—	(29.4)
Dividends and returns of capital received from unconsolidated entities	208.9	0.6	193.9	(403.4)	—
Net change in other investments	(6.0)	(374.6)	(800.7)	968.0	(213.3)
Net cash provided by (used in) investing activities	205.8	(1,590.9)	(668.1)	562.1	(1,491.1)
Financing activities
Issuance of common stock	5.8	—	—	—	5.8
Acquisition of treasury stock	(153.6)	—	—	—	(153.6)
Payments for financing element derivatives	—	(6.5)	—	—	(6.5)
Dividends to common stockholders	(150.2)	—	—	—	(150.2)
Issuance of long-term debt	—	—	6.7	—	6.7
Principal repayments of long-term debt	—	—	(6.1)	5.8	(0.3)
Net proceeds from short-term borrowings	—	—	0.1	—	0.1
Dividends and capital paid to parent	—	(193.9)	(209.5)	403.4	—
Investment contract deposits	—	1,755.2	117.0	—	1,872.2
Investment contract withdrawals	—	(1,938.9)	(8.5)	—	(1,947.4)
Net decrease in banking operation deposits	—	—	(35.4)	—	(35.4)
Other	—	5.7	(0.2)	—	5.5
Net cash used in financing activities	(298.0)	(378.4)	(135.9)	409.2	(403.1)
Net decrease in cash and cash equivalents	(64.7)	(593.2)	(169.6)	109.7	(717.8)
Cash and cash equivalents at beginning of period	334.9	1,323.9	2,014.8	(696.1)	2,977.5
Cash and cash equivalents at end of period	$270.2	$730.7	$1,845.2	$(586.4)	$2,259.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
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
March 31, 2019
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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and 2018.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

Condensed Consolidating Statements of Financial Position

March 31, 2019

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and Other		Financial
	Group, Inc.	Services, Inc.	Subsidiaries		Group, Inc.
	Parent Only	Only	Combined (1)	Eliminations	Consolidated
			(in millions)
Assets
Fixed maturities, available-for-sale	$210.2	$—	$62,912.8	$—	$63,123.0
Fixed maturities, trading	305.2	—	363.7	—	668.9
Equity securities	—	13.6	1,850.5	—	1,864.1
Mortgage loans	—	—	15,597.5	—	15,597.5
Real estate	—	—	1,736.7	—	1,736.7
Policy loans	—	—	798.5	—	798.5
Investment in unconsolidated entities	15,275.6	15,770.2	742.9	(30,884.4)	904.3
Other investments	10.7	104.8	3,735.4	—	3,850.9
Cash and cash equivalents	270.2	426.1	2,484.6	(921.2)	2,259.7
Accrued investment income	1.5	—	678.1	—	679.6
Premiums due and other receivables	—	15.5	1,986.1	(360.5)	1,641.1
Deferred acquisition costs	—	—	3,616.5	—	3,616.5
Property and equipment	—	—	933.2	—	933.2
Goodwill	—	—	1,110.6	—	1,110.6
Other intangibles	—	—	1,310.3	—	1,310.3
Separate account assets	—	—	157,942.8	—	157,942.8
Other assets	364.4	41.6	1,503.5	(527.3)	1,382.2
Total assets	$16,437.8	$16,371.8	$259,303.7	$(32,693.4)	$259,419.9
Liabilities
Contractholder funds	$—	$—	$39,649.3	$—	$39,649.3
Future policy benefits and claims	—	—	36,891.2	—	36,891.2
Other policyholder funds	—	—	939.1	—	939.1
Short-term debt	—	—	43.9	—	43.9
Long-term debt	3,130.2	360.0	136.2	(360.0)	3,266.4
Income taxes currently payable	—	(0.4)	40.6	(17.9)	22.3
Deferred income taxes	1.0	19.7	1,795.2	(497.2)	1,318.7
Separate account liabilities	—	—	157,942.8	—	157,942.8
Other liabilities	612.2	847.2	5,049.0	(462.1)	6,046.3
Total liabilities	3,743.4	1,226.5	242,487.3	(1,337.2)	246,120.0

Redeemable noncontrolling interest	—	—	537.7	—	537.7

Stockholders’ equity
Common stock	4.8	—	11.0	(11.0)	4.8
Additional paid-in capital	10,090.8	9,099.9	12,224.4	(21,324.3)	10,090.8
Retained earnings	10,571.9	5,996.9	3,753.0	(9,749.9)	10,571.9
Accumulated other comprehensive income (loss)	(418.9)	48.5	224.5	(273.0)	(418.9)
Treasury stock, at cost	(7,554.2)	—	(2.0)	2.0	(7,554.2)
Total stockholders’ equity attributable to PFG	12,694.4	15,145.3	16,210.9	(31,356.2)	12,694.4
Noncontrolling interest	—	—	67.8	—	67.8
Total stockholders’ equity	12,694.4	15,145.3	16,278.7	(31,356.2)	12,762.2
Total liabilities and stockholders’ equity	$16,437.8	$16,371.8	$259,303.7	$(32,693.4)	$259,419.9

(1)     PFG sponsors nonqualified benefit plans. Nonqualified benefit plan assets and liabilities held in Rabbi trusts were $680.5 million and $549.8 million, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

Condensed Consolidating Statements of Financial Position

December 31, 2018

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and Other		Financial
	Group, Inc.	Services, Inc.	Subsidiaries		Group, Inc.
	Parent Only	Only	Combined (1)	Eliminations	Consolidated
			(in millions)
Assets
Fixed maturities, available-for-sale	$211.5	$—	$59,897.0	$—	$60,108.5
Fixed maturities, trading	308.9	—	327.2	—	636.1
Equity securities	—	11.9	1,831.8	—	1,843.7
Mortgage loans	—	—	15,336.9	—	15,336.9
Real estate	—	—	1,729.7	—	1,729.7
Policy loans	—	—	801.4	—	801.4
Investment in unconsolidated entities	13,862.4	14,325.5	726.0	(28,045.1)	868.8
Other investments	10.7	100.9	3,329.9	—	3,441.5
Cash and cash equivalents	334.9	649.0	3,096.8	(1,103.2)	2,977.5
Accrued investment income	1.4	0.3	634.5	—	636.2
Premiums due and other receivables	—	0.5	1,779.6	(367.0)	1,413.1
Deferred acquisition costs	—	—	3,693.5	—	3,693.5
Property and equipment	—	—	767.3	—	767.3
Goodwill	—	—	1,100.0	—	1,100.0
Other intangibles	—	—	1,315.1	—	1,315.1
Separate account assets	—	—	144,987.9	—	144,987.9
Other assets	375.0	38.7	1,521.9	(556.7)	1,378.9
Total assets	$15,104.8	$15,126.8	$242,876.5	$(30,072.0)	$243,036.1
Liabilities
Contractholder funds	$—	$—	$39,699.7	$—	$39,699.7
Future policy benefits and claims	—	—	35,664.8	—	35,664.8
Other policyholder funds	—	—	888.4	—	888.4
Short-term debt	—	—	42.9	—	42.9
Long-term debt	3,129.8	366.7	129.9	(366.8)	3,259.6
Income taxes currently payable	—	9.8	61.5	(46.0)	25.3
Deferred income taxes	—	13.9	1,446.4	(501.9)	958.4
Separate account liabilities	—	—	144,987.9	—	144,987.9
Other liabilities	585.0	1,002.9	4,838.1	(764.1)	5,661.9
Total liabilities	3,714.8	1,393.3	227,759.6	(1,678.8)	231,188.9

Redeemable noncontrolling interest	—	—	391.2	—	391.2

Stockholders’ equity
Common stock	4.8	—	11.0	(11.0)	4.8
Additional paid-in capital	10,060.7	9,100.0	12,004.5	(21,104.5)	10,060.7
Retained earnings	10,290.2	5,716.8	3,549.8	(9,266.6)	10,290.2
Accumulated other comprehensive loss	(1,565.1)	(1,083.3)	(903.6)	1,986.9	(1,565.1)
Treasury stock, at cost	(7,400.6)	—	(2.0)	2.0	(7,400.6)
Total stockholders’ equity attributable to PFG	11,390.0	13,733.5	14,659.7	(28,393.2)	11,390.0
Noncontrolling interest	—	—	66.0	—	66.0
Total stockholders’ equity	11,390.0	13,733.5	14,725.7	(28,393.2)	11,456.0
Total liabilities and stockholders’ equity	$15,104.8	$15,126.8	$242,876.5	$(30,072.0)	$243,036.1

(1)     PFG sponsors nonqualified benefit plans. Nonqualified benefit plan assets and liabilities held in Rabbi trusts were $671.7 million and $542.4 million, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2019

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$1,724.9	$—	$1,724.9
Fees and other revenues	—	0.1	976.4	(3.0)	973.5
Net investment income (loss)	5.0	(2.3)	956.5	1.8	961.0
Net realized capital gains, excluding impairment losses on available-for-sale securities	5.3	6.6	79.4	—	91.3
Net other-than-temporary impairment losses on available-for-sale securities	—	—	(9.6)	—	(9.6)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	—	—	2.8	—	2.8
Net impairment losses on available-for-sale securities	—	—	(6.8)	—	(6.8)
Net realized capital gains	5.3	6.6	72.6	—	84.5
Total revenues	10.3	4.4	3,730.4	(1.2)	3,743.9
Expenses
Benefits, claims and settlement expenses	—	—	2,195.1	—	2,195.1
Dividends to policyholders	—	—	30.1	—	30.1
Operating expenses	56.1	22.8	916.5	(2.7)	992.7
Total expenses	56.1	22.8	3,141.7	(2.7)	3,217.9

Income (loss) before income taxes	(45.8)	(18.4)	588.7	1.5	526.0
Income taxes (benefits)	(11.3)	1.2	84.0	—	73.9
Equity in the net income of subsidiaries	464.4	482.5	—	(946.9)	—
Net income	429.9	462.9	504.7	(945.4)	452.1
Net income attributable to noncontrolling interest	—	—	22.2	—	22.2
Net income attributable to PFG	$429.9	$462.9	$482.5	$(945.4)	$429.9

Net income	$429.9	$462.9	$504.7	$(945.4)	$452.1
Other comprehensive income	1,141.3	1,126.9	1,128.7	(2,250.2)	1,146.7
Comprehensive income	$1,571.2	$1,589.8	$1,633.4	$(3,195.6)	$1,598.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2018

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$995.2	$—	$995.2
Fees and other revenues	—	0.1	1,014.8	(3.6)	1,011.3
Net investment income (loss)	6.0	(1.7)	893.4	4.5	902.2
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(6.3)	(9.6)	0.8	(0.1)	(15.2)
Net other-than-temporary impairment recoveries on available-for-sale securities	—	—	1.3	—	1.3
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	—	(11.2)	—	(11.2)
Net impairment losses on available-for-sale securities	—	—	(9.9)	—	(9.9)
Net realized capital losses	(6.3)	(9.6)	(9.1)	(0.1)	(25.1)
Total revenues	(0.3)	(11.2)	2,894.3	0.8	2,883.6
Expenses
Benefits, claims and settlement expenses	—	—	1,411.1	—	1,411.1
Dividends to policyholders	—	—	30.5	—	30.5
Operating expenses	46.2	8.2	933.5	(2.9)	985.0
Total expenses	46.2	8.2	2,375.1	(2.9)	2,426.6

Income (loss) before income taxes	(46.5)	(19.4)	519.2	3.7	457.0
Income taxes (benefits)	(15.1)	(3.1)	72.9	(0.2)	54.5
Equity in the net income of subsidiaries	428.5	440.9	—	(869.4)	—
Net income	397.1	424.6	446.3	(865.5)	402.5
Net income attributable to noncontrolling interest	—	—	5.4	—	5.4
Net income attributable to PFG	$397.1	$424.6	$440.9	$(865.5)	$397.1

Net income	$397.1	$424.6	$446.3	$(865.5)	$402.5
Other comprehensive loss	(731.3)	(744.8)	(754.8)	1,494.8	(736.1)
Comprehensive loss	$(334.2)	$(320.2)	$(308.5)	$629.3	$(333.6)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2019

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	Other Subsidiaries		Group, Inc.
	Parent Only	Only	Combined	Eliminations	Consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$27.5	$(22.1)	$1,033.5	$137.5	$1,176.4
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(150.2)	(0.2)	(2,736.3)	—	(2,886.7)
Sales	—	0.2	342.4	—	342.6
Maturities	153.1	—	1,395.8	—	1,548.9
Mortgage loans acquired or originated	—	—	(625.1)	—	(625.1)
Mortgage loans sold or repaid	—	—	382.4	—	382.4
Real estate acquired	—	—	(10.5)	—	(10.5)
Net purchases of property and equipment	—	(0.5)	(28.9)	—	(29.4)
Dividends and returns of capital received from unconsolidated entities	208.9	89.0	—	(297.9)	—
Net change in other investments	(6.0)	(73.6)	(171.4)	37.7	(213.3)
Net cash provided by (used in) investing activities	205.8	14.9	(1,451.6)	(260.2)	(1,491.1)
Financing activities
Issuance of common stock	5.8	—	—	—	5.8
Acquisition of treasury stock	(153.6)	—	—	—	(153.6)
Payments for financing element derivatives	—	—	(6.5)	—	(6.5)
Dividends to common stockholders	(150.2)	—	—	—	(150.2)
Issuance of long-term debt	—	2.6	6.7	(2.6)	6.7
Principal repayments of long-term debt	—	(9.4)	(0.3)	9.4	(0.3)
Net proceeds from short-term borrowings	—	—	0.1	—	0.1
Dividends and capital paid to parent	—	(208.9)	(89.0)	297.9	—
Investment contract deposits	—	—	1,872.2	—	1,872.2
Investment contract withdrawals	—	—	(1,947.4)	—	(1,947.4)
Net decrease in banking operation deposits	—	—	(35.4)	—	(35.4)
Other	—	—	5.5	—	5.5
Net cash used in financing activities	(298.0)	(215.7)	(194.1)	304.7	(403.1)
Net decrease in cash and cash equivalents	(64.7)	(222.9)	(612.2)	182.0	(717.8)
Cash and cash equivalents at beginning of period	334.9	649.0	3,096.8	(1,103.2)	2,977.5
Cash and cash equivalents at end of period	$270.2	$426.1	$2,484.6	$(921.2)	$2,259.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements – (continued)
March 31, 2019
(Unaudited)

16.  Subsequent Event

On April 9, 2019, we announced the signing of a definitive agreement with Wells Fargo Bank, N.A. to acquire its Institutional Retirement & Trust business (the “Business”), which includes defined contribution, defined benefit, executive deferred compensation, employee stock ownership plans, institutional trust and custody, and institutional asset advisory businesses. The agreed upon purchase price consists of (i) $1.2 billion cash paid at closing and (ii) an additional earn-out payment of up to $150.0 million based upon the retention of fee revenue of the Business through December 31, 2020. The transaction is expected to close during the third quarter 2019, subject to regulatory approval, and will be funded with available cash and debt financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of March 31, 2019, compared with December 31, 2018, and our consolidated results of operations for the three months ended March 31, 2019 and 2018, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2018, filed with the SEC and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (1) adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, as well as our access to capital and cost of capital; (2) conditions in the global capital markets and the economy generally may materially and adversely affect our business and results of operations; (3) volatility or declines in the equity, bond or real estate markets could reduce our AUM and may result in investors withdrawing from the markets or decreasing their rates of investment, all of which could reduce our revenues and net income; (4) changes in interest rates or credit spreads or a sustained low interest rate environment may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period to period; (5) our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM and net income; (6) our valuation of investments and the determinations of the amount of allowances and impairments taken on our investments may include methodologies, estimations and assumptions which are subject to differing interpretations and, if changed, could materially adversely affect our results of operations or financial condition; (7) any impairments of or valuation allowances against our deferred tax assets could adversely affect our results of operations and financial condition; (8) we may face losses on our insurance and annuity products if our actual experience differs significantly from our pricing and reserving assumptions; (9) the pattern of amortizing our DAC asset and other actuarial balances on our universal life-type insurance contracts, participating life insurance policies and certain investment contracts may change, impacting both the level of our DAC asset and other actuarial balances and the timing of our net income; (10)  changes in laws or regulations may reduce our profitability; (11) we may not be able to protect our intellectual property and may be subject to infringement claims; (12) our ability to pay stockholder dividends and meet our obligations may be constrained by the limitations on dividends Iowa insurance laws impose on Principal Life; (13) changes in accounting standards may adversely affect our reported results of operations and financial condition; (14) litigation and regulatory investigations may affect our financial strength or reduce our profitability; (15) from time to time we may become subject to tax audits, tax litigation or similar proceedings, and as a result we may owe additional taxes, interest and penalties in amounts that may be material; (16) applicable laws and our certificate of incorporation and by-laws may discourage takeovers and business combinations that some stockholders might consider in their best interests; (17) competition, including from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance may impair our ability to retain existing customers, attract new customers and maintain our profitability; (18) technological and societal changes may disrupt our business model and impair our ability to retain existing customers, attract new customers and maintain our profitability; (19) damage to our reputation may adversely affect our revenues and profitability; (20) a downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales and terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition; (21) client terminations or withdrawals or changes in investor preferences may lead to a reduction in revenues for our asset management and accumulation businesses; (22) guarantees within certain of our products that protect policyholders may decrease our net income or increase the volatility of our results of operations or financial position under U.S. GAAP if our hedging or risk management strategies prove ineffective or insufficient; (23) if we are unable to attract and retain qualified employees and sales representatives and develop new distribution sources, our results of operations, financial condition and sales of our products may be adversely impacted; (24) an interruption in telecommunication, information technology, or other systems, or a failure to maintain the confidentiality, integrity, or availability of data residing on such systems, could disrupt our business, damage our reputation and adversely impact our profitability; (25) our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses; (26) we face risks arising from our participation in joint ventures; (27) we may need to fund deficiencies in our Closed Block assets; (28) a pandemic, terrorist attack, military action or other catastrophic event could adversely affect our net income; (29) our reinsurers could default on their obligations or increase their rates, which could adversely impact our net income and financial condition; (30) we face risks arising from acquisitions of businesses; (31) loss of key vendor relationships or failure of a vendor to protect information of our customers or employees could adversely affect our business or result in losses; (32) our enterprise risk management framework may not be fully effective in identifying or mitigating all of the risks to which we are exposed and (33) our financial results may be adversely impacted by global climate changes. With respect to the acquisition of the Business (the “Acquisition”) in particular, additional risks and uncertainties that could cause actual results to differ materially from results anticipated in forward-looking statements include, but are not limited to: risks related to purchase price adjustments; our ability to obtain regulatory approvals; the successful fulfillment or waiver of all closing conditions to the Acquisition without unexpected delays or conditions; the successful closing of the Acquisition within the estimated timeframe or at all; and the failure to realize the expected synergies and benefits of the Acquisition or any delay in the realization thereof.

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

Effective January 1, 2019, we made changes to the allocation of certain compensation and other expenses and net investment income among the reportable segments. These allocation changes were made as a result of a global financial process improvement project. The expense allocation changes simplify the allocation processes, increase transparency and allow for more effective expense management across the enterprise. The net investment income allocation changes better align our internal capital allocation with enterprise capital targets. Segment results for prior periods were recast so they are reported on a comparable basis, with no impact to total company financial results.

Recent Event

Wells Fargo Institutional Retirement & Trust Business

On April 9, 2019, we announced the signing of a definitive agreement with Wells Fargo Bank, N.A. to acquire its Institutional Retirement & Trust business, which includes defined contribution, defined benefit, executive deferred compensation, employee stock ownership plans, institutional trust and custody, and institutional asset advisory businesses. The agreed upon purchase price consists of (i) $1.2 billion cash paid at closing and (ii) an additional earn-out payment of up to $150.0 million based upon the retention of fee revenue of the Business through December 31, 2020. The transaction is expected to close during the third quarter 2019, subject to regulatory approval, and will be funded with available cash and debt financing.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items. The most significant impact occurs within our Principal International segment where pre-tax operating earnings were negatively impacted $10.0 million for the three months ended March 31, 2019, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. This impact was calculated by comparing (a) the difference between current year results and prior year results to (b) the difference between current year results and prior year results translated using current year exchange rates for both periods. We use this approach to calculate the impact of exchange rates on all revenue and expense line items. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

Recent Accounting Changes

For recent accounting changes, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies” under the caption, “Recent Accounting Pronouncements.”

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended March 31,
			Increase
	2019	2018	(decrease)
	(in millions)
Revenues:
Premiums and other considerations	$1,724.9	$995.2	$729.7
Fees and other revenues	973.5	1,011.3	(37.8)
Net investment income	961.0	902.2	58.8
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	91.3	(15.2)	106.5
Net other-than-temporary impairment (losses) recoveries on available-for-sale securities	(9.6)	1.3	(10.9)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	2.8	(11.2)	14.0
Net impairment losses on available-for-sale securities	(6.8)	(9.9)	3.1
Net realized capital gains (losses)	84.5	(25.1)	109.6
Total revenues	3,743.9	2,883.6	860.3
Expenses:
Benefits, claims and settlement expenses	2,195.1	1,411.1	784.0
Dividends to policyholders	30.1	30.5	(0.4)
Operating expenses	992.7	985.0	7.7
Total expenses	3,217.9	2,426.6	791.3
Income before income taxes	526.0	457.0	69.0
Income taxes	73.9	54.5	19.4
Net income	452.1	402.5	49.6
Net income attributable to noncontrolling interest	22.2	5.4	16.8
Net income attributable to Principal Financial Group, Inc.	$429.9	$397.1	$32.8

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Net Income Attributable to Principal Financial Group, Inc.

Net income attributable to Principal Financial Group, Inc. increased primarily due to after-tax net realized capital gains in 2019 as compared to after-tax net realized capital losses in 2018 primarily due to a $35.7 million increase from sponsored investment funds related primarily to mark-to-market changes and a $34.3 million increase from fixed maturities, available-for-sale and trading – noncredit. These increases were partially offset by a $31.9 million decrease in after-tax fees and other revenues due to lower average AUM.

Total Revenues

Premiums increased $668.8 million for the Retirement and Income Solutions segment primarily due to higher sales of single premium group and individual annuities with life contingencies. The single premium group annuity product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore premiums tend to vary from period to period.

Fees and other revenues decreased $30.4 million for the Principal Global Investors segment primarily due to lower average AUM.

Net investment income increased primarily due to $40.8 million attributable to higher average invested assets in our U.S. operations and $20.3 million attributable to higher investment yields on invested assets. For additional information, see “Investments — Investment Results — Net Investment Income.”

Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. We had net realized capital gains in 2019 as compared to net realized capital losses in 2018 primarily due to a $48.9 million increase from sponsored investment funds related primarily to mark-to-market changes and a $43.4 million increase from fixed maturities, available-for-sale and trading — noncredit. For additional information, see “Investments — Investment Results — Net Realized Capital Gains (Losses).”

Total Expenses

Benefits, claims and settlement expenses increased $712.5 million for the Retirement and Income Solutions segment primarily due to an increase in reserves, stemming from higher sales of single premium group and individual annuities with life contingencies.

Operating expenses increased $22.1 million for the U.S. Insurance Solution segment primarily due to growth in our Specialty Benefits insurance business. Operating expenses increased $14.0 million for the Corporate segment primarily due to increased pension and OPEB expenses. Operating expenses decreased $11.8 million for the Principal Global Investors segment largely due to one-time items primarily consisting of a favorable legal settlement. Operating expenses decreased for the Principal International segment primarily in Latin America due to $5.2 million attributable to weakening of the Latin American currencies against the U.S. dollar and $2.8 million in Mexico primarily due to the MetLife Afore integration costs in the prior year quarter. Operating expenses decreased for the Retirement and Income Solutions segment primarily due to a $19.9 million decrease in DAC and contract cost amortization expense primarily stemming from favorable equity markets in first quarter of 2019, which was partially offset by an $8.6 million increase in commission expense due to growth in the business.

Income Taxes

The effective income tax rates were 14% and 12% for the three months ended March 31, 2019 and 2018, respectively. See Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 6, Income Taxes.”

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

The following table presents the Retirement and Income Solutions net revenue for the periods indicated:

	For the three months ended March 31,
			Increase
	2019	2018	(decrease)
	(in millions)
Retirement and Income Solutions – Fee	$379.7	$401.1	$(21.4)
Retirement and Income Solutions – Spread	169.2	152.2	17.0
Total Retirement and Income Solutions	$548.9	$553.3	$(4.4)

The following table presents certain summary financial data relating to the Retirement and Income Solutions segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2019	2018	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$958.6	$289.8	$668.8
Fees and other revenues	338.0	353.5	(15.5)
Net investment income	595.3	535.6	59.7
Total operating revenues	1,891.9	1,178.9	713.0
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	1,343.0	625.6	717.4
Operating expenses	308.3	309.4	(1.1)
Total expenses	1,651.3	935.0	716.3
Pre-tax operating earnings	$240.6	$243.9	$(3.3)

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased in our Spread business due to increased expenses stemming from growth in the block of business.

Net Revenue

Net revenue decreased in our Fee business primarily due to unfavorable equity market performance in the latter half of 2018. Net revenue increased in our Spread business primarily due to growth in the block of business.

Operating Expenses

Operating expenses decreased in our Fee business due to a $16.7 million decrease in DAC and contract cost amortization expense primarily stemming from favorable equity markets in first quarter of 2019 and a $4.8 million decrease in commission expense relating to changes in commission arrangements with advisors. Operating expenses increased in our Spread business due to a $20.7 million increase resulting from growth in the business.

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

The following table presents the AUM rollforward for assets managed by Principal Global Investors for the periods indicated:

	For the three months ended March 31,
	2019	2018

	(in billions)
AUM, beginning of period	$393.5	$430.9
Net cash flow	0.5	(6.2)
Investment performance (1)	28.2	(1.2)
Other (2)	0.9	0.3
AUM, end of period	$423.1	$423.8

(1)          Variations in investment performance are primarily the result of fluctuations in market performance over time.

(2)          Primarily reflects the January 2019 movement of Claritas, our investment management company in Brazil, from the Principal International segment to the Principal Global Investors segment and the effect of exchange rates.

The following table presents certain summary financial data relating to the Principal Global Investors segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2019	2018	(decrease)

	(in millions)
Operating revenues:
Fees and other revenues	$336.6	$367.0	$(30.4)
Net investment income	2.4	1.5	0.9
Total operating revenues	339.0	368.5	(29.5)
Expenses:
Total expenses	237.0	253.1	(16.1)

Pre-tax operating earnings attributable to noncontrolling interest	1.3	1.7	(0.4)
Pre-tax operating earnings	$100.7	$113.7	$(13.0)

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased primarily due to $23.6 million lower management fee revenue as a result of decreased average AUM.  This was partially offset by an $8.2 million decrease in expenses, which included one-time items primarily consisting of a favorable legal settlement.

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

The following table presents the Principal International segment AUM rollforward for the periods indicated:

	For the three months ended March 31,
	2019	2018

	(in billions)

AUM, beginning of period	$155.5	$160.7
Net cash flow	0.8	2.3
Investment performance (1)	5.5	2.2
Operations acquired (2)	—	3.8
Effect of exchange rates	1.0	2.3
Other (3)	(1.4)	(0.2)
AUM, end of period	$161.4	$171.1

(1)             Variations in investment performance are primarily the result of fluctuations in market performance over time.

(2)             Reflects the February 2018 acquisition of MetLife, Inc.’s pension fund management business in Mexico.

(3)             Primarily reflects the January 2019 movement of Claritas, our investment management company in Brazil, from the Principal International segment to the Principal Global Investors segment.

Net revenue is a key metric used to understand the earnings growth for the Principal International segment. The following table presents the net revenue of the Principal International segment for the periods indicated.

	For the three months ended March 31,
			Increase
	2019	2018	(decrease)

	(in millions)

Net revenue	$214.2	$202.7	$11.5

The following table presents certain summary financial data relating to the Principal International segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2019	2018	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$117.5	$97.9	$19.6
Fees and other revenues	116.6	123.1	(6.5)
Net investment income	146.4	162.1	(15.7)
Total operating revenues	380.5	383.1	(2.6)
Expenses:
Benefits, claims and settlement expenses	166.3	180.4	(14.1)
Operating expenses	102.0	110.5	(8.5)
Total expenses	268.3	290.9	(22.6)

Pre-tax operating earnings attributable to noncontrolling interest	1.1	0.7	0.4
Pre-tax operating earnings	$111.1	$91.5	$19.6

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Pre-Tax Operating Earnings

Pre-tax operating earnings increased $20.1 million in Latin America primarily due to $22.3 million of favorable relative market performance on our required regulatory investments relative to the year earlier period and $6.1 million from growth in our Mexico operations, partially offset by $9.1 million due to weakening of the Latin American currencies against the U.S. dollar.

Net Revenue

Net revenue increased $10.4 million in Latin America due to $22.7 million of favorable relative market performance on our required regulatory investments, partially offset by $14.4 million due to the weakening of the Latin American currencies against the U.S. dollar.

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

The following table presents the U.S. Insurance Solutions segment premium and fees for the periods indicated:

	For the three months ended March 31,
	2019	2018	Increase (decrease)
	(in millions)
Premium and fees:
Specialty Benefits insurance	$564.5	$525.9	$38.6
Individual Life insurance	297.1	285.6	11.5

The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2019	2018	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$648.8	$607.5	$41.3
Fees and other revenues	212.8	204.0	8.8
Net investment income	206.5	205.2	1.3
Total operating revenues	1,068.1	1,016.7	51.4
Expenses:
Benefits, claims and settlement expenses	653.6	606.8	46.8
Dividends to policyholders	30.0	30.5	(0.5)
Operating expenses	273.8	264.4	9.4
Total expenses	957.4	901.7	55.7

Pre-tax operating earnings	$110.7	$115.0	$(4.3)

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased $6.5 million in our Specialty Benefits insurance business primarily due to a return to expected claims in first quarter of 2019 compared to very low claims in first quarter of 2018.

Revenues

Premiums and fees increased primarily due to growth in the business.

Total Expenses

Benefits, claims and settlement expenses increased primarily due to $35.3 million resulting from growth in the business.  In addition, benefits, claims and settlement expenses increased $7.7 million primarily due to a return to expected claims in first quarter of 2019 compared to very low claims in first quarter of 2018.

Operating expenses increased $11.3 million in our Specialty Benefits insurance business primarily due to growth in the business.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2019	2018	(decrease)
	(in millions)
Operating revenues:
Total operating revenues	$1.2	$—	$1.2
Expenses:
Total expenses	85.8	64.5	21.3

Pre-tax operating earnings (losses) attributable to noncontrolling interest	(0.2)	3.1	(3.3)
Pre-tax operating losses	$(84.4)	$(67.6)	$(16.8)

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Pre-Tax Operating Losses

Pre-tax operating losses increased primarily due to a $10.3 million increase in pension and OPEB expenses and $5.1 million in RobustWealth operations due to the acquisition on July 2, 2018.

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

We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised at inopportune times. For example, as of March 31, 2019, approximately $9.2 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain surrender charges and other provisions limiting early surrenders.

The following table summarizes the withdrawal characteristics of our domestic general account investment contracts as of March 31, 2019.

	Contractholder funds	Percentage
	(in millions)
Not subject to discretionary withdrawal	$10,223.3	32.2%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	8,697.0	27.4
Market value adjustments	7,166.3	22.5
Subject to discretionary withdrawal without adjustments	5,698.3	17.9
Total domestic investment contracts	$31,784.9	100.0%

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

We had the following short-term credit facilities with various financial institutions as of March 31, 2019:

	Financing			Amount
Obligor/Applicant	structure	Maturity	Capacity	outstanding (3)
			(in millions)
PFG, Principal Financial Services, Inc., and Principal Life as co-borrowers (1)	Credit facility	November 2023	$600.0	$—
PFG, Principal Financial Services, Inc., Principal Life and Principal Financial Services V (UK) LTD as co-borrowers (1)	Credit facility	November 2023	200.0	—
Principal International Chile (2)	Unsecured lines of credit		144.0	43.9
Principal Life	Unsecured line of credit	September 2019	60.0	—
Total			$1,004.0	$43.9

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

Dividends from Principal Life, our primary subsidiary, are limited by Iowa law. Under Iowa law, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Commissioner of Insurance of the State of Iowa (the “Commissioner”) to pay stockholder dividends or make any other distribution if such distribution would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limitations. Extraordinary dividends include those made, together with dividends and other distributions, within the preceding twelve months that exceed the greater of (i) 10% of statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year, not to exceed earned surplus. Based on statutory results for the year ended December 31, 2018, the ordinary stockholder dividend limitation for Principal Life is approximately $1,085.7 million in 2019. However, because the dividend test is based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2019, some or all of such dividends may be extraordinary and require regulatory approval.

Total stockholder dividends paid by Principal Life to its parent for the three months ended March 31, 2019, were $170.0 million, all of which was extraordinary and approved by the Commissioner. As of March 31, 2019, we had $1,702.5 million of cash and liquid assets held in our holding companies and other subsidiaries, which is available for corporate purposes. This includes assets in excess of targeted statutory capital ratios and immediate working capital needs.

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

Net cash provided by operating activities was $1,176.4 million and $746.5 million for the three months ended March 31, 2019 and 2018, respectively. Our insurance business typically generates positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The increase in cash provided by operating activities in 2019 compared to 2018 was primarily the result of fluctuations in receivables and payables associated with the timing of settlements.

Net cash used in investing activities was $1,491.1 million and $979.9 million for the three months ended March 31, 2019 and 2018, respectively. The increase in cash used in investing activities was driven by decreased net sales of fixed maturities available-for-sale and equity securities with intent to hold.

Net cash used in financing activities was $403.1 million for the three months ended March 31, 2019, compared to net cash provided by financing activities of $98.3 million for the three months ended March 31, 2018. The increase in cash used in financing activities was the result of higher net investment contract withdrawals in 2019 as compared to 2018 and a net decrease in banking operation deposits.

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

Short-Term Debt. The components of short-term debt were as follows:

	March 31, 2019	December 31, 2018
	(in millions)
Other recourse short-term debt	$43.9	$42.9
Total short-term debt	$43.9	$42.9

The short-term credit facilities are used for general corporate purposes and borrowings outstanding can fluctuate as part of working capital management.

Long-Term Debt. As of March 31, 2019, no significant changes have occurred to long-term debt since December 31, 2018.

Contingent Funding Agreements for Senior Debt Issuance. In March 2018, we entered into two contingent funding agreements that give us the right at any time over a ten-year or thirty-year period to issue up to $400.0 million or $350.0 million, respectively, of senior notes.

Stockholders’ Equity. The following table summarizes our dividends to stockholders and repurchase of common stock.

	For the three months ended	For the year ended
	March 31, 2019	December 31, 2018
	(in millions)
Dividends to stockholders	$150.2	$598.6
Repurchase of common stock	153.6	671.6
Total cash returned to common stockholders	$303.8	$1,270.2

For additional stockholders’ equity information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 9, Stockholders’ Equity.”

Capitalization

The following table summarizes our capital structure:

	March 31, 2019	December 31, 2018
	($ in millions)
Debt:
Short-term debt	$43.9	$42.9
Long-term debt	3,266.4	3,259.6
Total debt	3,310.3	3,302.5

Total stockholders’ equity attributable to PFG	12,694.4	11,390.0
Total capitalization	$16,004.7	$14,692.5
Debt to equity	26%	29%
Debt to capitalization	21%	22%

Contractual Obligations and Contractual Commitments

As of March 31, 2019, no significant changes to contractual obligations and contractual commitments have occurred since December 31, 2018.

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

Guarantees and Indemnifications. As of March 31, 2019, no significant changes to guarantees and indemnifications have occurred since December 31, 2018. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8, Contingencies, Guarantees, Indemnifications and Leases” under the caption, “Guarantees and Indemnifications.”

Financial Strength and Credit Ratings

Our ratings are influenced by the relative ratings of our peers/competitors as well as many other factors including our operating and financial performance, capital levels, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage and other factors.

On April 9, 2019, we announced the signing of a definitive agreement with Wells Fargo Bank, N.A. to acquire its Institutional Retirement & Trust business. Following the acquisition announcement in April 2019, Fitch and S&P affirmed our ratings and stable outlook. A.M. Best commented that ratings remain unchanged, while Moody’s commented the acquisition is a credit positive. For more information on the definitive agreement, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 16, Subsequent Event.”

In February 2019, A.M. Best affirmed the financial strength ratings of Principal Life and Principal National Life Insurance Company (“PNLIC”) at ‘A+’. The outlook remains ‘stable’ for all financial strength ratings. The affirmation reflects Principal’s very strong balance sheet strength as well as its strong operating performance, favorable business profile and appropriate enterprise risk management. The outlook for the Long-Term Issuer credit rating was upgraded from ‘stable’ to ‘positive’. The outlook upgrade reflects Principal’s continued strength and evolution of enterprise risk management capabilities.

In August 2018, Fitch affirmed the ‘AA-’ financial strength ratings of Principal Life and PNLIC. Fitch also affirmed PFG’s senior unsecured debt at ‘A-’. The outlook on all ratings remains ‘stable’. The rating reflects very strong and stable operating profitability and a very strong business profile, reflecting strong market position and significant operating scale focusing on small and midsize businesses in the retirement market.

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

In the fourth quarter of 2018, A.M. Best changed its outlook on the U.S. life insurance sector to ‘stable’ from ‘negative’ due to increased profitability, improved regulatory and tax environments and a strengthening U.S. economy, along with overall reduced balance sheet risk due to a proactive approach taken by companies in recent years. Fitch, S&P and Moody’s continue to maintain a ‘stable’ outlook as well.

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

	A.M. Best	Fitch	S&P	Moody’s
Principal Financial Group
Senior Unsecured Debt (1)	a-	A-	A-	Baa2
Junior Subordinated Debt (2)	bbb+		BBB+	Baa3
Long-Term Issuer Default Rating		A
Principal Financial Services
Senior Unsecured Debt	a-		A-	Baa1
Long-Term Issuer Default Rating		A
Principal Life Insurance Company
Insurer Financial Strength	A+	AA-	A+	A1
Issuer Credit Rating	aa-
Commercial Paper	AMB-1+		A-1+	P-1
Enterprise Risk Management Rating			Strong
Principal National Life Insurance Company
Insurer Financial Strength	A+	AA-	A+	A1

(1)   Principal Financial Group’s senior debt issuance has been rated “Baa1” by Moody’s.

(2)   Principal Financial Group’s junior subordinated debt issuance has been rated “BBB” by S&P and “Baa2” by Moody’s.

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

As of March 31, 2019, 40% of our net assets (liabilities) were Level 1, 56% were Level 2 and 4% were Level 3. Excluding separate account assets as of March 31, 2019, 3% of our net assets (liabilities) were Level 1, 97% were Level 2 and 0% were Level 3.

As of December 31, 2018, 39% of our net assets (liabilities) were Level 1, 57% were Level 2 and 4% were Level 3. Excluding separate account assets as of December 31, 2018, 3% of our net assets (liabilities) were Level 1, 97% were Level 2 and 0% were Level 3.

Changes in Level 3 Fair Value Measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2019, were $8,835.4 million as compared to $8,729.4 million as of December 31, 2018. The increase was primarily related to gains, partially offset by net sales in our separate account assets.

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2018, were $8,141.4 million as compared to $7,791.7 million as of December 31, 2017. The increase was primarily related to net purchases and gains in our separate account assets.

Investments

We had total consolidated assets as of March 31, 2019, of $259,419.9 million, of which $88,543.9 million were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk; therefore, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of March 31, 2019, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans. The remainder is invested in other investments, equity securities, real estate and residential mortgage loans. In addition, policy loans are included in our invested assets.

	March 31, 2019		December 31, 2018
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$41,942.8	47%	$40,168.2	48%
Private	21,849.1	25	20,576.4	24
Equity securities	1,864.1	2	1,843.7	2
Mortgage loans:
Commercial	14,249.5	16	13,972.0	16
Residential	1,348.0	2	1,364.9	2
Real estate held for sale	217.6	—	209.6	—
Real estate held for investment	1,519.1	2	1,520.1	2
Policy loans	798.5	1	801.4	1
Other investments	4,755.2	5	4,310.3	5
Total invested assets	88,543.9	100%	84,766.6	100%
Cash and cash equivalents	2,259.7		2,977.5
Total invested assets and cash	$90,803.6		$87,744.1

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

	For the three months ended March 31,
	2019		2018		Increase (decrease)
	Yield	Amount	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturities (1)	4.2%	$635.0	4.2%	$605.3	—%	$29.7
Equity securities	9.8	45.6	3.7	17.7	6.1	27.9
Mortgage loans - commercial	4.2	149.4	4.1	133.4	0.1	16.0
Mortgage loans - residential	4.4	14.9	5.4	17.6	(1.0)	(2.7)
Real estate	6.4	27.9	11.9	51.3	(5.5)	(23.4)
Policy loans	5.5	11.0	5.6	11.2	(0.1)	(0.2)
Cash and cash equivalents	2.5	16.2	1.6	9.5	0.9	6.7
Other investments (1)	7.9	89.6	8.8	80.1	(0.9)	9.5
Total	4.5	989.6	4.5	926.1	—	63.5
Investment expenses	(0.1)	(28.6)	(0.1)	(23.9)	—	(4.7)
Net investment income	4.4%	$961.0	4.4%	$902.2	—%	$58.8

(1)                                 Upon adoption of authoritative guidance effective January 1, 2019, the change in fair value of fixed maturities, available-for-sale and the change in fair value of derivative hedging instruments in fair value hedging relationships are reported in net investment income with the earnings effect of fixed maturities, available-for-sale. Prior to 2019, the change in fair value of fixed maturities, available-for-sale and the change in fair value of derivative hedging instruments in fair value hedging relationships were reported in net realized capital gains (losses).

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

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

Net investment income from real estate decreased primarily due to the sale of certain value-add real estate in the first quarter of 2018.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains (losses) for the periods indicated.

	For the three months ended March 31,
	2019	2018	Increase (decrease)
	(in millions)
Fixed maturities, available-for-sale – credit impairments (1)	$(6.8)	$(9.9)	$3.1
Commercial mortgage loans – credit impairments	(0.5)	(0.7)	0.2
Other – credit impairments	0.8	1.1	(0.3)
Fixed maturities, available-for-sale and trading – noncredit	10.7	(32.7)	43.4
Derivatives and related hedge activities (2)	13.8	4.6	9.2
Other gains	66.5	12.5	54.0
Net realized capital gains (losses)	$84.5	$(25.1)	$109.6

(1)                                 Includes credit impairments as well as losses on sales of fixed maturities to reduce credit risk, net of realized credit recoveries on the sale of previously impaired securities.

(2)                                 Includes fixed maturities, trading net gains (losses) of $4.5 million and $(0.4) million for the three months ended March 31, 2019 and 2018, respectively, which are a component of the GMWB embedded derivative hedging program net realized capital gains (losses) reflected in this line. Upon adoption of authoritative guidance effective January 1, 2019, the change in fair value of fixed maturities, available-for-sale and the change in fair value of derivative hedging instruments in fair value hedging relationships are reported in net investment income with the earnings effect of fixed maturities, available-for-sale. Prior to 2019, the change in fair value of fixed maturities, available-for-sale and the change in fair value of derivative hedging instruments in fair value hedging relationships were reported in net realized capital gains (losses).

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Fixed maturities, available-for-sale and trading – noncredit had net gains in 2019 as compared to net losses in 2018 primarily due to higher available-for-sale noncredit losses related to portfolio rebalancing during 2018 and gains versus losses on trading securities related to changes in interest rates and credit spreads.

Other gains increased primarily due to net gains in 2019 versus net losses in 2018 on sponsored investment funds related primarily to mark-to-market changes.

U.S. Investment Operations

Of our invested assets, $80,685.5 million were held by our U.S. operations as of March 31, 2019. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing investment policies and monitoring risk limits and tolerances. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect customers’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

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

We purchase credit default swaps to hedge certain credit exposures in our investment portfolio. We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $95.0 million as of both March 31, 2019 and December 31, 2018. We sell credit default swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Derivative Financial Instruments” under the caption, “Credit Derivatives Sold.”

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

	Weighted average loan-to-value ratio		Debt service coverage ratio
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018

New mortgages	42%	50%	2.3X	2.2X
Entire mortgage portfolio	45%	45%	2.5X	2.5X

We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, were $2,971.8 million and 3.7%, respectively, as of March 31, 2019, and $3,027.6 million and 3.6%, respectively, as of December 31, 2018. In addition, the amortized cost and weighted average yield of residential mortgage-backed pass-through securities (“RMBS”), residential collateralized mortgage obligations, and asset-backed securities - home equity with material prepayment risk were $6,593.6 million and 3.4%, respectively, as of March 31, 2019, and $6,474.6 million and 3.3%, respectively, as of December 31, 2018.

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

	March 31, 2019		December 31, 2018
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$38,162.4	47%	$36,599.0	47%
Private	21,786.0	27	20,527.8	27
Equity securities	434.5	1	418.6	1
Mortgage loans:
Commercial	13,982.2	17	13,721.2	18
Residential	882.3	1	905.8	1
Real estate held for sale	216.8	—	207.7	—
Real estate held for investment	1,517.6	2	1,518.6	2
Policy loans	776.3	1	779.8	1
Other investments	2,927.4	4	2,596.0	3
Total invested assets	80,685.5	100%	77,274.5	100%
Cash and cash equivalents	2,009.8		2,728.1
Total invested assets and cash	$82,695.3		$80,002.6

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities. Included in the privately placed category as of March 31, 2019 and December 31, 2018, were $15.9 billion and $15.2 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

Fixed maturities were diversified by category of issuer, as shown in the following table for the periods indicated.

	March 31, 2019		December 31, 2018
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total
	($ in millions)

U.S. government and agencies	$1,476.2	2%	$1,419.0	2%
States and political subdivisions	6,614.5	11	6,214.1	11
Non-U.S. governments	810.2	1	732.0	1
Corporate - public	19,515.7	33	18,939.8	33
Corporate - private	14,144.3	24	13,502.8	24
Residential mortgage-backed pass-through securities	2,796.2	5	2,775.6	5
Commercial mortgage-backed securities	4,228.3	7	3,927.8	7
Residential collateralized mortgage obligations	3,563.9	6	3,368.7	6
Asset-backed securities	6,799.1	11	6,247.0	11
Total fixed maturities	$59,948.4	100%	$57,126.8	100%

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 19% of total fixed maturities as of March 31, 2019 and 20% as of December 31, 2018. It is comprised of corporate and foreign government fixed maturities. The following table presents the carrying amount of our international exposure for our U.S. operation’s fixed maturities portfolio for the periods indicated.

	March 31, 2019	December 31, 2018
	(in millions)

European Union, excluding UK	$3,278.6	$3,276.6
United Kingdom	2,375.2	2,343.5
Asia-Pacific	1,599.3	1,634.3
Australia/New Zealand	1,519.7	1,477.0
Latin America	1,088.9	1,014.5
Europe, non-European Union	742.7	759.2
Middle East and Africa	628.0	552.1
Other (1)	357.3	317.9
Total	$11,589.7	$11,375.1

(1)                                 Includes exposure from two countries and various supranational organizations as of both March 31, 2019, and December 31, 2018.

International fixed maturities exposure is determined by the country of domicile of the parent entity of an individual asset. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of March 31, 2019 and December 31, 2018, our investments in Canada totaled $1,846.9 million and $1,833.6 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The following table presents our top ten exposures as of March 31, 2019.

Amortized cost
(in millions)

People’s Republic of China (1)	$231.0
Mars, Incorporated	210.2
The Walt Disney Company	203.8
Berkshire Hathaway Inc.	197.8
Duke Energy Corporation	191.4
JPMorgan Chase & Co.	188.3
SBA Communications Corporation	182.4
Microsoft Corporation	180.2
Wells Fargo & Company	178.5
Comcast Corporation	177.8
Total top ten exposures	$1,941.4

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

	March 31, 2019			December 31, 2018
			Percent of			Percent of
	Amortized	Carrying	carrying	Amortized	Carrying	carrying
NAIC designation	cost	amount	amount	cost	amount	amount
	($in millions)

1	$40,590.6	$41,766.8	70%	$39,482.7	$39,638.6	69%
2	15,333.4	15,857.3	26	15,332.9	15,293.1	27
3	1,923.5	1,948.4	3	1,932.9	1,873.3	3
4	274.9	255.9	1	288.2	266.7	1
5	65.6	55.1	—	48.6	32.6	—
6	73.8	64.9	—	24.2	22.5	—
Total fixed maturities	$58,261.8	$59,948.4	100%	$57,109.5	$57,126.8	100%

Fixed maturities included 29 securities with an amortized cost of $475.2 million, gross gains of $10.2 million, gross losses of $0.1 million and a carrying amount of $485.3 million as of March 31, 2019, that were still pending a review and assignment of a designation by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, we will always have securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent designation is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities. As of March 31, 2019, based on amortized cost, 99% of our CMBS portfolio had an NAIC designation of 1 and 96% was issued during the more conservative underwriting periods prior to 2005 and after 2008.

The following tables present our exposure by credit quality, based on NAIC designations, and vintage for our CMBS portfolio as of the periods indicated.

	March 31, 2019
	2004 and prior		2005 to 2008		2009 and after		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
NAIC designation	cost	amount	cost	amount	cost	amount	cost	amount
	(in millions)

1	$24.6	$24.9	$151.5	$154.1	$4,001.8	$4,011.9	$4,177.9	$4,190.9
2	—	—	12.7	12.1	6.4	6.2	19.1	18.3
3	—	—	4.4	3.1	—	—	4.4	3.1
4	—	—	6.2	4.8	—	—	6.2	4.8
5	—	—	9.1	8.7	—	—	9.1	8.7
6	0.7	0.4	2.6	2.1	—	—	3.3	2.5
Total (1)	$25.3	$25.3	$186.5	$184.9	$4,008.2	$4,018.1	$4,220.0	$4,228.3

(1)    The CMBS portfolio included agency CMBS with a $280.0 million amortized cost and a $276.2 million carrying amount.

	December 31, 2018
	2004 and prior		2005 to 2008		2009 and after		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
NAIC designation	cost	amount	cost	amount	cost	amount	cost	amount
	(in millions)

1	$27.0	$27.6	$176.4	$179.4	$3,763.6	$3,686.7	$3,967.0	$3,893.7
2	—	—	5.5	5.2	6.3	5.9	11.8	11.1
3	—	—	5.8	4.6	—	—	5.8	4.6
4	—	—	5.9	5.7	—	—	5.9	5.7
5	0.1	—	10.0	9.6	—	—	10.1	9.6
6	0.9	0.6	2.8	2.5	—	—	3.7	3.1
Total (1)	$28.0	$28.2	$206.4	$207.0	$3,769.9	$3,692.6	$4,004.3	$3,927.8

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

	March 31, 2019	December 31, 2018
	($ in millions)

Total fixed maturities (public and private)	$59,948.4	$57,126.8
Problem fixed maturities (1)	$71.7	$69.0
Potential problem fixed maturities	52.5	50.0
Restructured fixed maturities	2.6	2.5
Total problem, potential problem and restructured fixed maturities	$126.8	$121.5
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	0.21%	0.21%

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

The net realized loss relating to other-than-temporary credit impairments and credit related sales of fixed maturities was $6.8 million and $9.9 million for the three months ended March 31, 2019 and 2018, respectively.

Fixed Maturities Available-for-Sale

The following tables present our fixed maturities available-for-sale by industry category and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in AOCI, as of the periods indicated.

	March 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	amount
	(in millions)

Finance — Banking	$4,186.2	$106.5	$35.9	$4,256.8
Finance — Brokerage	432.5	9.1	3.4	438.2
Finance — Finance Companies	341.9	6.2	1.8	346.3
Finance — Financial Other	491.5	20.2	5.2	506.5
Finance — Insurance	2,476.1	216.8	11.8	2,681.1
Finance — Real estate investment trusts (“REITs”)	1,542.5	38.6	9.2	1,571.9
Industrial — Basic Industry	1,028.6	52.6	6.8	1,074.4
Industrial — Capital Goods	2,139.1	63.7	18.9	2,183.9
Industrial — Communications	2,593.5	200.5	7.4	2,786.6
Industrial — Consumer Cyclical	1,607.0	55.2	13.6	1,648.6
Industrial — Consumer Non-Cyclical	3,946.4	151.0	35.6	4,061.8
Industrial — Energy	2,369.7	188.2	21.5	2,536.4
Industrial — Other	437.5	12.7	2.4	447.8
Industrial — Technology	1,942.1	52.3	16.2	1,978.2
Industrial — Transportation	1,651.8	40.5	15.6	1,676.7
Utility — Electric	3,143.8	149.3	37.7	3,255.4
Utility — Natural Gas	355.4	10.3	3.0	362.7
Utility — Other	272.6	7.8	3.3	277.1
Government guaranteed	1,339.7	104.8	4.5	1,440.0
Total corporate securities	32,297.9	1,486.3	253.8	33,530.4

Residential mortgage-backed pass-through securities	2,464.7	37.8	25.1	2,477.4
Commercial mortgage-backed securities	4,201.5	51.3	43.0	4,209.8
Residential collateralized mortgage obligations	3,548.9	39.3	30.2	3,558.0
Asset-backed securities — Home equity (1)	255.3	12.5	1.9	265.9
Asset-backed securities — All other	3,738.5	17.2	14.9	3,740.8
Collateralized debt obligations — Credit	16.8	—	3.9	12.9
Collateralized debt obligations — CMBS	0.1	—	—	0.1
Collateralized debt obligations — Loans	2,769.8	0.2	17.3	2,752.7
Total mortgage-backed and other asset-backed securities	16,995.6	158.3	136.3	17,017.6

U.S. government and agencies	1,445.1	40.2	9.1	1,476.2
States and political subdivisions	6,287.4	351.6	27.1	6,611.9
Non-U.S. governments	731.4	80.1	3.6	807.9
Total fixed maturities, available-for-sale	$57,757.4	$2,116.5	$429.9	$59,444.0

(1) This exposure is all related to sub-prime mortgage loans.

	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	amount
	(in millions)

Finance — Banking	$4,556.4	$48.2	$119.6	$4,485.0
Finance — Brokerage	416.6	4.2	11.5	409.3
Finance — Finance Companies	342.5	2.7	9.0	336.2
Finance — Financial Other	415.5	15.2	9.2	421.5
Finance — Insurance	2,441.0	158.3	43.7	2,555.6
Finance — REITs	1,482.5	9.1	38.9	1,452.7
Industrial — Basic Industry	1,052.8	32.2	27.3	1,057.7
Industrial — Capital Goods	2,148.3	29.3	62.2	2,115.4
Industrial — Communications	2,567.7	137.4	46.1	2,659.0
Industrial — Consumer Cyclical	1,580.7	31.2	46.6	1,565.3
Industrial — Consumer Non-Cyclical	3,900.9	77.1	119.1	3,858.9
Industrial — Energy	2,377.9	115.9	55.8	2,438.0
Industrial — Other	424.2	5.2	8.7	420.7
Industrial — Technology	1,858.7	12.3	46.7	1,824.3
Industrial — Transportation	1,595.8	19.7	53.4	1,562.1
Utility — Electric	3,020.0	83.6	81.6	3,022.0
Utility — Natural Gas	476.7	14.1	16.4	474.4
Utility — Other	301.5	4.3	7.7	298.1
Government guaranteed	1,321.3	73.5	21.6	1,373.2
Total corporate securities	32,281.0	873.5	825.1	32,329.4

Residential mortgage-backed pass-through securities	2,481.3	21.5	49.8	2,453.0
Commercial mortgage-backed securities	3,990.5	17.1	93.6	3,914.0
Residential collateralized mortgage obligations	3,400.8	18.9	56.4	3,363.3
Asset-backed securities — Home equity (1)	264.5	12.0	2.9	273.6
Asset-backed securities — All other	3,551.5	8.4	23.4	3,536.5
Collateralized debt obligations — Credit	16.8	—	3.9	12.9
Collateralized debt obligations — CMBS	0.2	—	—	0.2
Collateralized debt obligations — Loans	2,434.3	—	26.6	2,407.7
Total mortgage-backed and other asset-backed securities	16,139.9	77.9	256.6	15,961.2

U.S. government and agencies	1,419.6	16.2	16.8	1,419.0
States and political subdivisions	6,110.7	195.9	95.0	6,211.6
Non-U.S. governments	683.5	61.2	13.9	730.8
Total fixed maturities, available-for-sale	$56,634.7	$1,224.7	$1,207.4	$56,652.0

(1)         This exposure is all related to sub-prime mortgage loans.

Of the $429.9 million in gross unrealized losses as of March 31, 2019, $3.1 million in losses were attributed to securities scheduled to mature in one year or less, $34.4 million attributed to securities scheduled to mature between one to five years, $76.3 million attributed to securities scheduled to mature between five to ten years, $179.8 million attributed to securities scheduled to mature after ten years and $136.3 million related to mortgage-backed and other ABS that are not classified by maturity year. As of March 31, 2019, we were in a $1,686.6 million net unrealized gain position as compared to a $17.3 million net unrealized gain position as of December 31, 2018. The $1,669.3 million increase in net unrealized gains for the three months ended March 31, 2019, can be attributed to tightening of credit spreads and an approximate 28 basis points decrease in interest rates.

Fixed Maturities Available-For-Sale Unrealized Losses. We believe our long-term fixed maturities portfolio is well diversified among industry types and between publicly traded and privately placed securities. Each year, we direct the majority of our net cash inflows into investment grade fixed maturities. Our current policy is to limit the percentage of fixed maturities invested in below investment grade assets to 15%.

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

	March 31, 2019				December 31, 2018
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Carrying	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	amount	cost	gains	losses	amount
	(in millions)
Investment grade:
Public	$35,420.8	$1,570.1	$238.4	$36,752.5	$35,064.8	$938.0	$729.4	$35,273.4
Private	20,037.1	502.0	133.6	20,405.5	19,311.8	266.4	358.9	19,219.3
Below investment grade:
Public	1,000.4	20.4	31.9	988.9	974.7	6.4	62.5	918.6
Private	1,299.1	24.0	26.0	1,297.1	1,283.4	13.9	56.6	1,240.7
Total fixed maturities, available-for-sale	$57,757.4	$2,116.5	$429.9	$59,444.0	$56,634.7	$1,224.7	$1,207.4	$56,652.0

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, on investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	March 31, 2019
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$126.9	$1.0	$334.6	$0.9	$461.5	$1.9
Greater than three to six months	171.6	3.7	824.0	5.7	995.6	9.4
Greater than six to nine months	225.5	6.0	676.3	7.0	901.8	13.0
Greater than nine to twelve months	653.0	24.3	837.7	8.9	1,490.7	33.2
Greater than twelve to twenty-four months	6,866.8	114.9	4,750.8	80.9	11,617.6	195.8
Greater than twenty-four to thirty-six months	2,231.2	76.6	829.3	21.5	3,060.5	98.1
Greater than thirty-six months	291.9	11.9	101.3	8.7	393.2	20.6
Total fixed maturities, available-for-sale	$10,566.9	$238.4	$8,354.0	$133.6	$18,920.9	$372.0

	December 31, 2018
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$1,615.5	$31.8	$1,874.6	$26.4	$3,490.1	$58.2
Greater than three to six months	2,507.5	56.7	1,767.5	26.8	4,275.0	83.5
Greater than six to nine months	2,727.4	100.6	2,081.4	45.9	4,808.8	146.5
Greater than nine to twelve months	7,077.1	271.1	3,641.4	116.3	10,718.5	387.4
Greater than twelve to twenty-four months	4,002.7	119.5	2,553.6	91.7	6,556.3	211.2
Greater than twenty-four to thirty-six months	2,241.1	134.7	859.6	42.2	3,100.7	176.9
Greater than thirty-six months	287.2	15.0	96.7	9.6	383.9	24.6
Total fixed maturities, available-for-sale	$20,458.5	$729.4	$12,874.8	$358.9	$33,333.3	$1,088.3

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, on below investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	March 31, 2019
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$14.4	$0.1	$128.3	$0.6	$142.7	$0.7
Greater than three to six months	57.2	1.8	206.3	1.6	263.5	3.4
Greater than six to nine months	21.3	0.6	64.9	8.2	86.2	8.8
Greater than nine to twelve months	45.9	3.7	103.5	2.6	149.4	6.3
Greater than twelve to twenty-four months	133.0	10.1	124.9	3.8	257.9	13.9
Greater than twenty-four to thirty-six months	5.6	2.0	—	—	5.6	2.0
Greater than thirty-six months	60.0	13.6	38.5	9.2	98.5	22.8
Total fixed maturities, available-for-sale	$337.4	$31.9	$666.4	$26.0	$1,003.8	$57.9

	December 31, 2018
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$354.1	$9.7	$511.8	$15.6	$865.9	$25.3
Greater than three to six months	73.4	3.7	93.8	6.3	167.2	10.0
Greater than six to nine months	76.1	6.8	148.2	7.6	224.3	14.4
Greater than nine to twelve months	146.6	15.0	227.9	14.1	374.5	29.1
Greater than twelve to twenty-four months	58.7	4.5	35.9	3.0	94.6	7.5
Greater than twenty-four to thirty-six months	6.4	2.3	4.3	0.2	10.7	2.5
Greater than thirty-six months	57.2	20.5	38.1	9.8	95.3	30.3
Total fixed maturities, available-for-sale	$772.5	$62.5	$1,060.0	$56.6	$1,832.5	$119.1

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, on fixed maturities available-for-sale where the estimated fair value had declined and remained below amortized cost by 20% or more as of the periods indicated.

	March 31, 2019
	Problem, potential		All other fixed
	problem and restructured		maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$—	$—	$39.7	$11.5	$39.7	$11.5
Greater than three to six months	5.9	2.5	18.1	5.3	24.0	7.8
Greater than six to nine months	7.0	5.3	4.9	2.0	11.9	7.3
Greater than nine to twelve months	0.2	0.8	12.0	3.2	12.2	4.0
Greater than twelve months	9.6	5.5	5.7	2.3	15.3	7.8
Total fixed maturities, available-for-sale	$22.7	$14.1	$80.4	$24.3	$103.1	$38.4

	December 31, 2018
	Problem, potential		All other fixed
	problem and restructured		maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)
Three months or less	$10.4	$5.7	$66.6	$20.8	$77.0	$26.5
Greater than three to six months	6.5	5.8	14.9	6.1	21.4	11.9
Greater than six to nine months	0.4	0.5	11.7	3.6	12.1	4.1
Greater than twelve months	9.2	6.5	5.3	2.7	14.5	9.2
Total fixed maturities, available-for-sale	$26.5	$18.5	$98.5	$33.2	$125.0	$51.7

Mortgage Loans

Mortgage loans consist of commercial mortgage loans on real estate and residential mortgage loans. The carrying amount of our commercial mortgage loan portfolio was $13,982.2 million and $13,721.2 million as of March 31, 2019 and December 31, 2018, respectively. The carrying amount of our residential mortgage loan portfolio was $882.3 million and $905.8 million as of March 31, 2019 and December 31, 2018, respectively.

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

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 21% of our commercial mortgage loan portfolio before valuation allowance as of both March 31, 2019 and December 31, 2018. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The typical borrower in our commercial loan portfolio is a single purpose entity or single asset entity. As of March 31, 2019 and December 31, 2018, the total number of commercial mortgage loans outstanding was 787 and 795, of which 47% and 48% were for loans with principal balances less than $10.0 million, respectively. The average loan size of our commercial mortgage portfolio was $17.8 million and $17.3 million as of March 31, 2019 and December 31, 2018, respectively.

Commercial Mortgage Loan Credit Monitoring. For further details on monitoring and management of our commercial mortgage loan portfolio, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 3, Investments” under the caption, “Mortgage Loan Credit Monitoring.”

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

	March 31, 2019	December 31, 2018
	($ in millions)

Total commercial mortgages	$13,982.2	$13,721.2
Potential problem commercial mortgages	$—	$5.9
Total problem, potential problem and restructured commercial mortgages	$—	$5.9
Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	—%	0.04%

Commercial Mortgage Loan Valuation Allowance. The valuation allowance for commercial mortgage loans includes loan specific reserves for loans that are deemed to be impaired as well as reserves for pools of loans with similar risk characteristics where a property risk or market specific risk has not been identified but for which we anticipate a loss may occur. For further details on the commercial mortgage loan valuation allowance, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 3, Investments” under the caption, “ Mortgage Loan Valuation Allowance.”

The following table represents our commercial mortgage loan valuation allowance for the periods indicated.

	For the three months ended March 31, 2019	For the year ended December 31, 2018
	($ in millions)
Balance, beginning of period	$24.3	$25.8
Provision	0.4	(1.5)
Balance, end of period	$24.7	$24.3
Valuation allowance as % of carrying value before reserves	0.18%	0.18%

Residential Mortgage Loans. The residential mortgage loan portfolio is composed of first lien mortgages with an amortized cost of $870.6 million and $893.3 million and home equity mortgages with an amortized cost of $14.1 million and $15.1 million as of March 31, 2019 and December 31, 2018, respectively. The home equity loans are generally second lien mortgages made up of closed-end loans and lines of credit. Non-performing residential mortgage loans, which are defined as loans 90 days or greater delinquent plus non-accrual loans, totaled $6.3 million and $7.2 million as of March 31, 2019 and December 31, 2018, respectively.

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

The following table represents our residential mortgage loan valuation allowance for the periods indicated.

	For the three months ended March 31, 2019	For the year ended December 31, 2018
	($ in millions)
Balance, beginning of period	$2.6	$6.4
Provision	(0.8)	(4.5)
Charge-offs	(0.1)	(2.4)
Recoveries	0.7	3.1
Balance, end of period	$2.4	$2.6
Valuation allowance as % of carrying value before reserves	0.27%	0.29%

Real Estate

Real estate consists primarily of commercial equity real estate. As of March 31, 2019 and December 31, 2018, the carrying amount of our equity real estate investment was $1,734.4 million and $1,726.3 million, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $1,517.6 million and $1,518.6 million as of March 31, 2019 and December 31, 2018, respectively. The carrying value of real estate held for investment is generally adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized capital losses in our consolidated results of operations. No such impairment adjustments were recorded for the three months ended March 31, 2019 or for the year ended December 31, 2018.

The carrying amount of real estate held for sale was $216.8 million and $207.7 million as of March 31, 2019 and December 31, 2018, respectively. Once we identify a real estate property to be sold and it is probable that it will be sold, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. The valuation allowance did not change for the three months ended March 31, 2019 or for the year ended December 31, 2018.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country. As of March 31, 2019, our largest equity real estate portfolio concentration was in the Pacific (42%) region of the United States. By property type, our largest concentrations were in apartments (33%), office (31%), and industrial (25%) as of March 31, 2019.

Other Investments

Our other investments totaled $2,927.4 million as of March 31, 2019, compared to $2,596.0 million as of December 31, 2018. Other investments include interests in unconsolidated entities, which include real estate properties owned jointly with venture partners and operated by the partners; sponsored investment funds; the cash surrender value of company owned life insurance; derivative assets and other investments.

International Investment Operations

Of our invested assets, $7,858.4 million were held by our Principal International segment as of March 31, 2019. The assets are primarily managed by the local Principal International affiliate. Due to the regulatory constraints in each location, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets is fixed maturities. The following table excludes invested assets of the separate accounts.

	March 31, 2019		December 31, 2018
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total
	($ in millions)
Fixed maturities:
Public	$3,780.4	48%	$3,569.2	48%
Private	63.1	1	48.6	1
Equity securities	1,429.6	18	1,425.1	19
Mortgage loans:
Commercial	267.3	4	250.8	3
Residential	465.7	6	459.1	6
Real estate held for sale	0.8	—	1.9	—
Real estate held for investment	1.5	—	1.5	—
Policy loans	22.2	—	21.6	—
Other investments:
Direct financing leases	850.9	11	830.7	11
Investment in unconsolidated entities	954.6	12	864.5	12
Derivative assets and other investments	22.3	—	19.1	—
Total invested assets	7,858.4	100%	7,492.1	100%
Cash and cash equivalents	249.9		249.4
Total invested assets and cash	$8,108.3		$7,741.5

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

A reduction in our long-term interest rate assumptions may result in increases in our reserves and/or unlocking of our DAC asset and other actuarial balances. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Deferred Acquisition Costs and Other Actuarial Balances” in our Annual Report on Form 10-K for the year ended December 31, 2018.

In addition, we have implemented reinsurance transactions utilizing affiliated reinsurers and highly rated third parties to finance a portion of the statutory reserves for our term life insurance policies and universal life insurance policies with secondary guarantees. We calculate an economic reserve, which represents an estimate of our liability associated with these contracts. The excess of the required statutory reserve over the economic reserve is secured by financing provided by highly rated third parties. The long-term interest rate assumption is a key input in the calculation of the economic reserve. A reduction in our long-term interest rate assumption would reduce the portion of the statutory reserve that can be financed through affiliated reinsurers, thus increasing the amount of invested assets we must maintain to support statutory reserves. For additional information, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Statutory Insurance Financial Information” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Guaranteed Minimum Interest Rate Exposure. The following table provides detail on the differences between the interest rates being credited to contractholders as of March 31, 2019, and the respective guaranteed minimum interest rates (“GMIRs”). Account values are broken down by GMIR level within the Retirement and Income Solutions and U.S. Insurance Solutions segments.

	Account values (1)
		Excess of crediting rates over GMIR:
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total
	($ in millions)
Guaranteed minimum interest rate
Retirement and Income Solutions
Up to 1.00%	$262.3	$312.7	$816.2	$3,757.3	$2,553.7	$7,702.2
1.01% - 2.00%	615.5	4,633.0	9.1	649.8	—	5,907.4
2.01% - 3.00%	5,269.4	—	—	0.2	—	5,269.6
3.01% - 4.00%	201.5	—	—	—	—	201.5
Subtotal	6,348.7	4,945.7	825.3	4,407.3	2,553.7	19,080.7

U.S. Insurance Solutions
Up to 1.00%	—	22.6	2.4	—	—	25.0
1.01% - 2.00%	335.8	—	276.7	343.1	122.0	1,077.6
2.01% - 3.00%	1,846.8	762.6	487.6	104.1	—	3,201.1
3.01% - 4.00%	1,724.6	56.2	17.4	23.9	3.4	1,825.5
4.01% - 5.00%	52.6	6.1	2.9	1.7	—	63.3
Subtotal	3,959.8	847.5	787.0	472.8	125.4	6,192.5

Total	$10,308.5	$5,793.2	$1,612.3	$4,880.1	$2,679.1	$25,273.2
Percentage of total	40.8%	22.9%	6.4%	19.3%	10.6%	100.0%

(1)  Includes only the account values, net of policy loans, for products with GMIRs and discretionary crediting rates.

In addition to the domestic account values shown in the table above, Principal International had $633.1 million and $510.9 million of account values with GMIRs in Hong Kong and Brazil, respectively, as of March 31, 2019. The Brazil amount includes account values from an equity method subsidiary, adjusted to reflect the proportion of the subsidiary’s results reflected in our net income. Our liabilities in Principal International are generally denominated in the functional currency of the location of operation. The pattern of interest rate movements in our international operations will likely differ from the pattern of interest rate movements in the U.S.

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

We estimate a hypothetical 100 basis point immediate, parallel increase in interest rates would reduce the net reported fair value of our financial assets and derivatives by $4,098.8 million as of March 31, 2019, compared to $3,893.7 million as of December 31, 2018. This estimate only reflects the change in fair value for financial assets and derivatives reported at fair value on our consolidated statements of financial position. Assets and liabilities not reported at fair value on our consolidated statements of financial position – including mortgage loans, liabilities relating to insurance contracts, investment contracts, debt and bank deposits – are excluded from this sensitivity analysis. We believe the excluded liability items would economically serve as a partial offset to the net interest rate risk of the financial instruments included in the sensitivity analysis. Separate account assets and liabilities are also excluded from this estimate, as any interest rate risk is borne by the holder of the separate account. For more information on fair value measurements, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Our net estimated potential loss in fair value as of March 31, 2019, increased $205.1 million from December 31, 2018, primarily due to an increase in the balance of fixed maturities, available-for-sale. The increase in the balance of fixed maturities, available-for-sale was primarily driven by an increase in net unrealized gains resulting primarily from a decrease in interest rates and tightening of spreads, and net purchase activity.

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

•                  Retirement Business Stable Cash Flows – For stable and predictable cash flow liabilities, such as pension risk transfer, full service accumulation, investment only, and newer fixed deferred annuities, we use investment strategy and hedges to tightly align the cash flow run off of these asset and liability cash flows. Immunization and embedded value analysis are also utilized in the management of interest rate risk.

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

The plan fiduciaries use a Dynamic Asset Allocation strategy for our qualified defined benefit pension plan, which strategically allocates an increasing portion of the assets of the pension plan to fixed income securities as the funding status improves. The intended purpose of using the Dynamic Asset Allocation strategy is that the expected change in the value of the plan assets and the change in pension benefit obligation due to market movements are more likely to have more correlation versus a static allocation of assets between categories. For more information see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefit Plans” and Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Employee and Agent Benefits” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Use of Derivatives to Manage Interest Rate Risk. We use various derivative financial instruments to manage our exposure to fluctuations in interest rates, including interest rate swaps, interest rate options, swaptions and futures. We use interest rate swaps and futures contracts to hedge changes in interest rates subsequent to the issuance of an insurance liability, such as a guaranteed investment contract, but prior to the purchase of a supporting asset, or during periods of holding assets in anticipation of near term liability sales. We use interest rate swaps primarily to more closely match the interest rate characteristics of assets and liabilities. They can be used to change the sensitivity to the interest rate of specific assets and liabilities as well as an entire portfolio. We use interest rate options to manage prepayment risks in our assets and minimum guaranteed interest rates and lapse risks in our liabilities. We purchase swaptions to hedge interest rate exposure for certain assets and liabilities.

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

We estimate as of March 31, 2019, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency-denominated instruments identified above because we effectively hedge foreign currency-denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2018. However, fluctuations in foreign currency exchange rates do affect the translation of segment pre-tax operating earnings and equity of our international operations into our consolidated financial statements.

For our Principal International segment, we estimate a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $326.8 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of March 31, 2019, as compared to an estimated $313.9 million, or 10%, reduction as of December 31, 2018. We estimate a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $12.9 million, or 12%, reduction in segment pre-tax operating earnings of our international operations for the three months ended March 31, 2019, as compared to an estimated $10.9 million, or 13%, reduction for the three months ended March 31, 2018.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $128.3 million and $155.2 million as of March 31, 2019 and December 31, 2018, respectively. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $542.5 million as of both March 31, 2019 and December 31, 2018. The notional amount of our currency forwards hedging foreign-denominated equity securities was $50.4 million and $50.5 million as of March 31, 2019 and December 31, 2018, respectively.

With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our Principal International operations had currency swaps with a notional amount of $192.7 million and $200.9 million as of March 31, 2019 and December 31, 2018, respectively. Our Principal International operations also utilized currency forwards with a notional amount of $755.7 million and $738.6 million as of March 31, 2019 and December 31, 2018, respectively.

We sometimes use derivatives to hedge currency risk associated with expected cash flows from our foreign operations. We held currency forwards with a notional amount of $68.7 million and $74.5 million as March 31, 2019 and December 31, 2018, respectively. We also utilized currency options with a notional amount of $604.3 million and $525.2 million as of March 31, 2019 and December 31, 2018, respectively.

Equity Risk

Equity risk is the risk we will incur economic losses due to adverse fluctuations in common stock prices. As of March 31, 2019 and December 31, 2018, the fair value of our equity securities was $1,864.1 million and $1,843.7 million, respectively. We estimate a 10% decline in the prices of the equity securities would result in a decline in fair value of our equity securities of $186.4 million as of March 31, 2019, as compared to a decline in fair value of our equity securities of $184.4 million as of December 31, 2018.

We are also exposed to the risk that asset-based fees decrease as a result of declines in assets under management due to changes in investment prices and the risk that asset management fees calculated by reference to performance could be lower. The risk of decreased asset-based and asset management fees could also impact our estimates of total gross profits used as a basis for amortizing DAC and other actuarial balances. For further discussion, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Deferred Acquisition Costs and Other Actuarial Balances” in our Annual Report on Form 10-K for the year ended December 31, 2018.

We also have equity risk associated with (1) fixed deferred annuity and universal life contracts that credit interest to customers based on changes in an external equity index; (2) variable annuity contracts that have a GMWB rider that allows the customer to make withdrawals of a specified annual amount, either for a fixed number of years or for the lifetime of the customer, even if the account value is reduced to zero; (3) variable annuity contracts that have a guaranteed minimum death benefit (“GMDB”) that allows the death benefit to be paid, even if the account value has fallen below the GMDB amount and (4) investment contracts in which the return is subject to minimum contractual guarantees. We are also subject to equity risk based upon the assets that support our employee benefit plans. For further discussion of equity risk associated with these plans, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefit Plans” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Use of Derivatives to Manage Equity Risk. We economically hedge the fixed deferred annuity and universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product’s profile or selling options to offset existing exposures. We economically hedged the GMWB exposure, which includes interest rate risk and equity risk, using futures, options and interest rate swaps with notional amounts of $531.0 million, $1,004.6 million, and $3,627.8 million, respectively, as of March 31, 2019, and notional amounts of $751.7 million, $1,004.6 million, and $3,492.8 million, respectively, as of December 31, 2018. The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

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

Our Chief Executive Officer, Daniel J. Houston, and our Chief Financial Officer, Deanna D. Strable-Soethout, have reviewed and evaluated our disclosure controls and procedures as of March 31, 2019, and have concluded our disclosure controls and procedures are effective.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure concerning legal proceedings can be found in Part I, Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8, Contingencies, Guarantees, Indemnifications and Leases” under the caption, “Litigation and Regulatory Contingencies,” which is incorporated here by this reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, consideration should be given to the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. If any of those factors were to occur, they could materially adversely affect our business, financial condition or future results, and could cause actual results to differ materially from those expressed in forward-looking statements in this report. While we have not had material changes with respect to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, we are adding risk factors set out below related to our acquisition (the “Acquisition”) of the Business of Wells Fargo Bank, N.A, (the “Seller”) as discussed in Part I, Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 16, Subsequent Event” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Recent Event.”

We may not complete the Acquisition within the timeframe we anticipate, or at all, which could have a negative effect on our business or our results of operations.

On April 9, 2019, we signed a purchase agreement (the “Purchase Agreement”) with the Seller under which we have agreed to acquire the Business. The closing of the transactions contemplated by the Purchase Agreement (the “Closing”) is subject to a number of conditions, including, but not limited to, (i) the expiration or termination of any required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (ii) the absence of any order or injunction prohibiting the Closing (or a pending proceeding brought by a governmental entity seeking to enjoin the Closing) and (iii) subject to certain exceptions, the accuracy of the representations and warranties of, and compliance with covenants by, each of PFS and the Seller. These closing conditions may not be satisfied or may take longer to receive than we expect. The Acquisition is subject to other risks and uncertainties, such as the possibility that either PFS or the Seller could exercise their respective termination rights. Failure to complete the Acquisition would, and any delay in completing the Acquisition could, prevent us from realizing the benefits that we expect from the Acquisition.

We may not realize the expected benefits of the Acquisition because of integration difficulties, delays in the transfer of purchased assets and other challenges.

The success of the Acquisition will depend, in part, on our ability to successfully integrate and operate the Business in conjunction with our existing businesses. The integration process may be complex, costly and time-consuming. The potential difficulties of integrating the operations of the Business include, among others:

•                        implementing our business plan for the combined business;

•                        unanticipated issues in integrating logistics, information, communications and other systems;

•                        retaining and integrating key employees of the Seller;

•                        retaining and growing the Business’ customers;

•                        timely receipt of approval from the Office of the Comptroller of the Currency in order for Principal Bank, our wholly-owned subsidiary, to receive certain assets and liabilities of the Business;

•                        changes in applicable laws and regulations or conditions imposed by regulators;

•                        operating risks inherent in the Business and our existing businesses and

•                        realizing revenue and expense synergies.

We may not accomplish the integration of the Business smoothly, successfully or within the anticipated costs or timeframe we anticipate. In particular, it is expected that the transfer to us of many of the purchased assets, including contracts with customers and vendors of the Business, will not be effectuated until sometime after the Closing (and, if the requisite consents of contractual counterparties of the Business or other third parties are not received, may not be effectuated at all). Furthermore, the Business will be reliant upon the Seller to continue to provide services to the Business for a transitional period following the Closing. Any difficulties or delays encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the Acquisition and could adversely affect our business, results of operations and financial condition. In addition, the Business may not meet our expectations, causing our financial results to differ from our own or the investment community’s expectations.  It is possible that the Business may be adversely affected by regulatory, political, economic, business or competitive factors before or after the Closing, which could prevent us from realizing the anticipated benefits of the Acquisition. The Acquisition may also divert our management’s attention from our current operations to the integration effort, which could have a negative effect on our business, results of operations and financial condition.

The obligations and liabilities of the Seller, some of which may be unanticipated or unknown, may be greater than we have anticipated, which may diminish the value of the Business to us.

In connection with the Acquisition, we will assume certain liabilities of the Seller and its affiliates, including, among others: specified current liabilities; liabilities arising under the terms (or from the performance) of specified transferred contracts; liabilities arising out of the employment or termination of employment of employees of the Business and liabilities relating to certain purchased assets. The assumed liabilities may be greater than we have anticipated. The obligations and liabilities of the Seller could have a material adverse effect on the value of the Business to us or on our business, financial condition or results of operations. We have only limited indemnification rights from the Seller under the Purchase Agreement with respect to obligations or liabilities of the Seller, whether known or unknown.

The Business may present risks that could have a negative effect on our business, results of operations, or financial condition.

As a result of the Acquisition, we will for the first time provide trust and custody services for non-retirement plan assets of corporations, foundations, municipalities and other institutions.  In addition, as a result of the Acquisition, we will expand the size of the trust and custody services we currently provide to defined contribution 401(k), defined benefit, employee stock ownership and non-qualified plans. The entry into and expansion of these business lines may present risks and uncertainties that could have a negative effect on our business, results of operations, or financial condition. If we do not obtain all desired regulatory approvals, our ability to pursue the Business may be impaired. Moreover, even on an ongoing basis, our bank regulators will closely watch our capability to successfully manage this expansion, and they may compel remediation activities and potentially impose fines if they find our compliance to be insufficient.

Trust and custody services primarily are a fee-based business, and fees for such trust and custody services may be based on the market value of assets under management, administration or custody; the volume of transactions processed and fees for other services rendered.  Disruptions, uncertainty or volatility in the capital markets; weak economic conditions and/or declines in the financial markets may decrease our fee-based revenue, which may negatively impact our results of operations. The market for trust and custody business is highly competitive.  In the event that competitors charge lower fees for substantially similar trust and custody services, we may face pressure to lower our prices in order to attract and retain customers, and any reductions in the fees we charge for these services may adversely affect our revenue, and, accordingly, negatively impact our results of operations.

The Business involves the risk that clients or others may sue us, claiming that we or third parties for whom they say we are responsible have failed to perform under a contract or otherwise failed to carry out a duty perceived to be owed to them, including perceived fiduciary or contractual duties. This risk may be heightened during periods when credit, equity or other financial markets are deteriorating in value or are particularly volatile, or when clients or investors are experiencing losses. Actions brought against us may result in lawsuits, enforcement actions, injunctions, settlements, damages, fines or penalties, which could have a negative effect on our financial condition or results of operations or require changes to our business. These risks could result in increased regulatory supervision and affect our ability to attract and retain customers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents the amount of our common share purchase activity for the periods indicated.

				Maximum dollar
			Total number of	value of shares
			shares purchased	that may yet be
	Total number of	Average	as part of publicly	purchased under
	shares	price paid	announced	the programs (in
Period	purchased (1)	per share	programs	millions) (2)
January 1, 2019 — January 31, 2019	1,468,212	$47.10	1,467,368	$355.9
February 1, 2019 — February 28, 2019	1,671,267	$50.39	1,224,506	$295.3
March 1, 2019 — March 31, 2019	4,050	$52.99	—	$295.3
Total	3,143,529		2,691,874

(1)    Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.

(2)    In May 2018, our Board of Directors authorized a share repurchase program of up to $300.0 million of our outstanding common stock, which was completed in December 2018. In November 2018, our Board of Directors authorized a share repurchase program of up to $500.0 million of our outstanding common stock. In the first quarter of 2019, we suspended purchases of the remaining amount available under the November 2018 authorization.

Item 6. Exhibits

Exhibit Number	Description
2.1	Purchase Agreement, dated as of April 9, 2019, by and between Wells Fargo Bank, N.A., Principal Financial Services, Inc. and (for certain limited purposes) Wells Fargo & Company
31.1	Certification of Daniel J. Houston
31.2	Certification of Deanna D. Strable-Soethout
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Daniel J. Houston
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Deanna D. Strable-Soethout
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: May 2, 2019	By	/s/ Deanna D. Strable-Soethout
Deanna D. Strable-Soethout
Executive Vice President and Chief Financial Officer

Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer