Form 10-Q
period 2019-09-30
PRINCIPAL FINANCIAL GROUP INC
filed 2019-10-30
CIK 1126328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 23, 2019, was 277,671,934.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.
Consolidated Statements of Financial Position

	September 30,	December 31,
	2019	2018
	(Unaudited)
	(in millions)
Assets
Fixed maturities, available-for-sale (2019 and 2018 include $98.1 million and $94.5 million related to consolidated variable interest entities)	$68,071.2	$60,108.5
Fixed maturities, trading	673.0	636.1
Equity securities (2019 and 2018 include $818.6 million and $774.8 million related to consolidated variable interest entities)	1,907.3	1,843.7
Mortgage loans	16,491.6	15,336.9
Real estate (2019 and 2018 include $420.3 million and $364.0 million related to consolidated variable interest entities)	1,736.8	1,729.7
Policy loans	799.1	801.4
Other investments (2019 and 2018 include $281.1 million and $457.9 million related to consolidated variable interest entities and $19.1 million and $23.6 million measured at fair value under the fair value option)	4,733.4	4,310.3
Total investments	94,412.4	84,766.6
Cash and cash equivalents	3,198.0	2,977.5
Accrued investment income	691.1	636.2
Premiums due and other receivables	1,635.7	1,413.1
Deferred acquisition costs	3,424.9	3,693.5
Property and equipment	961.7	767.3
Goodwill	1,690.7	1,100.0
Other intangibles	1,801.7	1,315.1
Separate account assets (2019 and 2018 include $38,706.1 million and $37,183.3 million related to consolidated variable interest entities)	161,046.7	144,987.9
Other assets	1,375.5	1,378.9
Total assets	$270,238.4	$243,036.1
Liabilities
Contractholder funds (2019 and 2018 include $394.4 million and $396.0 million related to consolidated variable interest entities)	$40,300.0	$39,699.7
Future policy benefits and claims	40,059.4	35,664.8
Other policyholder funds	946.0	888.4
Short-term debt	96.1	42.9
Long-term debt (2019 and 2018 include $64.2 million and $58.4 million related to consolidated variable interest entities)	3,763.9	3,259.6
Income taxes currently payable	21.6	25.3
Deferred income taxes	1,928.1	958.4
Separate account liabilities (2019 and 2018 include $38,706.1 million and $37,183.3 million related to consolidated variable interest entities)	161,046.7	144,987.9
Other liabilities (2019 and 2018 include $113.7 million and $104.9 million related to consolidated variable interest entities)	6,834.5	5,661.9
Total liabilities	254,996.3	231,188.9

Redeemable noncontrolling interest (2019 and 2018 include $198.0 million and $325.7 million related to consolidated variable interest entities)	369.3	391.2

Stockholders' equity
Common stock, par value $0.01 per share — 2,500.0 million shares authorized, 479.1 million and 476.7 million shares issued, and 278.0 million and 279.5 million shares outstanding in 2019 and 2018	4.8	4.8
Additional paid-in capital	10,162.6	10,060.7
Retained earnings	10,927.8	10,290.2
Accumulated other comprehensive income (loss)	1,307.1	(1,565.1)
Treasury stock, at cost (201.1 million and 197.2 million shares in 2019 and 2018)	(7,598.1)	(7,400.6)
Total stockholders' equity attributable to Principal Financial Group, Inc.	14,804.2	11,390.0
Noncontrolling interest	68.6	66.0
Total stockholders' equity	14,872.8	11,456.0
Total liabilities and stockholders' equity	$270,238.4	$243,036.1

See accompanying notes.

Principal Financial Group, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions, except per share data)
Revenues
Premiums and other considerations	$2,274.2	$2,172.4	$5,932.0	$4,433.4
Fees and other revenues	1,230.0	1,261.8	3,210.1	3,285.7
Net investment income	996.6	919.4	2,994.7	2,710.7
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(31.3)	(1.9)	73.3	59.3
Net other-than-temporary impairment losses on available-for-sale securities	(4.7)	(1.4)	(31.3)	(8.3)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	(6.4)	(2.2)	(3.9)	(14.2)
Net impairment losses on available-for-sale securities	(11.1)	(3.6)	(35.2)	(22.5)
Net realized capital gains (losses)	(42.4)	(5.5)	38.1	36.8
Total revenues	4,458.4	4,348.1	12,174.9	10,466.6
Expenses
Benefits, claims and settlement expenses	2,840.1	2,642.1	7,481.3	5,752.4
Dividends to policyholders	30.3	31.9	90.3	92.6
Operating expenses	1,242.3	1,105.0	3,281.3	3,080.1
Total expenses	4,112.7	3,779.0	10,852.9	8,925.1
Income before income taxes	345.7	569.1	1,322.0	1,541.5
Income taxes	61.1	109.1	193.2	219.5
Net income	284.6	460.0	1,128.8	1,322.0
Net income attributable to noncontrolling interest	7.5	3.7	35.5	12.0
Net income attributable to Principal Financial Group, Inc.	$277.1	$456.3	$1,093.3	$1,310.0

Earnings per common share
Basic earnings per common share	$0.99	$1.60	$3.92	$4.57

Diluted earnings per common share	$0.98	$1.59	$3.89	$4.52

See accompanying notes.

Principal Financial Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)

Net income	$284.6	$460.0	$1,128.8	$1,322.0
Other comprehensive income (loss), net:
Net unrealized gains (losses) on available-for-sale securities	787.1	(199.2)	2,876.3	(1,470.8)
Noncredit component of impairment losses on fixed maturities, available-for-sale	4.3	2.0	1.5	12.1
Net unrealized gains on derivative instruments	12.7	2.7	9.8	8.6
Foreign currency translation adjustment	(157.8)	(22.9)	(91.0)	(193.2)
Net unrecognized postretirement benefit obligation	10.0	8.7	78.7	26.2
Other comprehensive income (loss)	656.3	(208.7)	2,875.3	(1,617.1)
Comprehensive income (loss)	940.9	251.3	4,004.1	(295.1)
Comprehensive income attributable to noncontrolling interest	4.4	3.1	38.6	8.6
Comprehensive income attributable to Principal Financial Group, Inc.	$936.5	$248.2	$3,965.5	$(303.7)

See accompanying notes.

Principal Financial Group, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited)

				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders'
	stock	capital	earnings	income (loss)	stock	interest	equity
	(in millions)
Balances as of July 1, 2018	$4.8	$9,993.6	$9,904.3	$(1,137.9)	$(7,125.5)	$67.2	$11,706.5
Common stock issued	—	7.8	—	—	—	—	7.8
Stock-based compensation	—	21.3	(2.0)	—	—	0.1	19.4
Treasury stock acquired, common	—	—	—	—	(65.0)	—	(65.0)
Dividends to common stockholders	—	—	(150.7)	—	—	—	(150.7)
Distributions to noncontrolling interest	—	—	—	—	—	(1.0)	(1.0)
Contributions from noncontrolling interest	—	—	—	—	—	0.2	0.2
Purchase of subsidiary shares from noncontrolling interest (1)	—	1.4	—	(1.6)	—	—	(0.2)
Adjustments to redemption amount of redeemable noncontrolling interest	—	2.1	—	—	—	—	2.1
Net income (1)	—	—	456.3	—	—	1.7	458.0
Other comprehensive loss (1)	—	—	—	(208.1)	—	(0.3)	(208.4)
Balances as of September 30, 2018	$4.8	$10,026.2	$10,207.9	$(1,347.6)	$(7,190.5)	$67.9	$11,768.7

Balances as of July 1, 2019	$4.8	$10,130.7	$10,805.8	$647.7	$(7,554.3)	$67.3	$14,102.0
Common stock issued	—	8.8	—	—	—	—	8.8
Stock-based compensation	—	22.7	(2.1)	—	—	—	20.6
Treasury stock acquired, common	—	—	—	—	(43.8)	—	(43.8)
Dividends to common stockholders	—	—	(153.0)	—	—	—	(153.0)
Distributions to noncontrolling interest	—	—	—	—	—	(5.0)	(5.0)
Contributions from noncontrolling interest	—	—	—	—	—	3.1	3.1
Adjustments to redemption amount of redeemable noncontrolling interest	—	0.4	—	—	—	—	0.4
Net income (1)	—	—	277.1	—	—	4.9	282.0
Other comprehensive income (1)	—	—	—	659.4	—	(1.7)	657.7
Balances as of September 30, 2019	$4.8	$10,162.6	$10,927.8	$1,307.1	$(7,598.1)	$68.6	$14,872.8

(1)	Excludes amounts attributable to redeemable noncontrolling interest. See Note 11, Stockholders’ Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.
Consolidated Statements of Stockholders' Equity - continued
(Unaudited)

				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders'
	stock	capital	earnings	income (loss)	stock	interest	equity
	(in millions)
Balances as of January 1, 2018	$4.7	$9,925.2	$9,482.9	$165.5	$(6,729.0)	$72.6	$12,921.9
Common stock issued	0.1	52.3	—	—	—	—	52.4
Stock-based compensation	—	65.7	(5.6)	—	—	(0.4)	59.7
Treasury stock acquired, common	—	—	—	—	(461.5)	—	(461.5)
Dividends to common stockholders	—	—	(446.5)	—	—	—	(446.5)
Distributions to noncontrolling interest	—	—	—	—	—	(10.5)	(10.5)
Contributions from noncontrolling interest	—	—	—	—	—	2.2	2.2
Purchase of subsidiary shares from noncontrolling interest (1)	—	(20.0)	—	(1.6)	—	(1.6)	(23.2)
Adjustments to redemption amount of redeemable noncontrolling interest	—	3.0	—	—	—	(0.3)	2.7
Effects of implementation of accounting change related to equity investments, net	—	—	1.0	(1.0)	—	—	—
Effects of implementation of accounting change related to revenue recognition, net	—	—	(65.0)	25.6	—	(0.3)	(39.7)
Effects of implementation of accounting change related to intra-entity asset transfer taxes, net	—	—	8.7	—	—	—	8.7
Effects of implementation of accounting change related to the reclassification of certain tax effects, net	—	—	(77.6)	77.6	—	—	—
Net income (1)	—	—	1,310.0	—	—	7.9	1,317.9
Other comprehensive loss (1)	—	—	—	(1,613.7)	—	(1.7)	(1,615.4)
Balances as of September 30, 2018	$4.8	$10,026.2	$10,207.9	$(1,347.6)	$(7,190.5)	$67.9	$11,768.7

Balances as of January 1, 2019	$4.8	$10,060.7	$10,290.2	$(1,565.1)	$(7,400.6)	$66.0	$11,456.0
Common stock issued	—	30.9	—	—	—	—	30.9
Stock-based compensation	—	72.1	(6.1)	—	—	0.1	66.1
Treasury stock acquired, common	—	—	—	—	(197.5)	—	(197.5)
Dividends to common stockholders	—	—	(453.6)	—	—	—	(453.6)
Distributions to noncontrolling interest	—	—	—	—	—	(9.7)	(9.7)
Contributions from noncontrolling interest	—	—	—	—	—	4.9	4.9
Adjustments to redemption amount of redeemable noncontrolling interest	—	(1.1)	—	—	—	(0.2)	(1.3)
Effects of implementation of accounting change related to leases, net	—	—	4.0	—	—	—	4.0
Net income (1)	—	—	1,093.3	—	—	8.6	1,101.9
Other comprehensive income (1)	—	—	—	2,872.2	—	(1.1)	2,871.1
Balances as of September 30, 2019	$4.8	$10,162.6	$10,927.8	$1,307.1	$(7,598.1)	$68.6	$14,872.8

(1)	Excludes amounts attributable to redeemable noncontrolling interest. See Note 11, Stockholders’ Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended
	September 30,
	2019	2018
	(in millions)
Operating activities
Net income	$1,128.8	$1,322.0
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(38.1)	(36.8)
Depreciation and amortization expense	163.8	151.9
Amortization of deferred acquisition costs and contract costs	309.8	160.1
Additions to deferred acquisition costs and contract costs	(362.8)	(331.1)
Stock-based compensation	66.7	60.3
Income from equity method investments, net of dividends received	(85.6)	(54.6)
Changes in:
Accrued investment income	(54.9)	(49.8)
Net cash flows for trading securities and equity securities with operating intent	(54.1)	(137.9)
Premiums due and other receivables	(123.3)	(33.7)
Contractholder and policyholder liabilities and dividends	2,890.5	2,458.9
Current and deferred income taxes	202.8	182.3
Real estate acquired through operating activities	(31.7)	(79.5)
Real estate sold through operating activities	40.3	133.6
Other assets and liabilities	445.8	13.1
Other	(33.2)	(44.9)
Net adjustments	3,336.0	2,391.9
Net cash provided by operating activities	4,464.8	3,713.9
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(8,696.3)	(10,992.3)
Sales	1,816.1	2,900.4
Maturities	4,729.7	4,703.5
Mortgage loans acquired or originated	(2,872.5)	(2,347.4)
Mortgage loans sold or repaid	1,720.9	1,567.6
Real estate acquired	(89.2)	(53.7)
Real estate sold	96.3	63.5
Net purchases of property and equipment	(98.1)	(73.4)
Purchase of business or interests in subsidiaries, net of cash acquired	(1,209.6)	(184.7)
Net change in other investments	(323.5)	7.8
Net cash used in investing activities	(4,926.2)	(4,408.7)
Financing activities
Issuance of common stock	30.9	52.4
Acquisition of treasury stock	(197.5)	(461.5)
Payments for financing element derivatives	(19.7)	(53.7)
Purchase of subsidiary shares from noncontrolling interest	(1.1)	(30.3)
Dividends to common stockholders	(453.6)	(446.5)
Issuance of long-term debt	504.0	66.8
Principal repayments of long-term debt	(1.0)	(1.0)
Net proceeds from (repayments of) short-term borrowings	58.6	(0.8)
Investment contract deposits	6,202.5	6,228.5
Investment contract withdrawals	(5,942.3)	(4,361.6)
Net increase in banking operation deposits	495.6	159.5
Other	5.5	(1.1)
Net cash provided by financing activities	681.9	1,150.7
Net increase in cash and cash equivalents	220.5	455.9
Cash and cash equivalents at beginning of period	2,977.5	2,470.8
Cash and cash equivalents at end of period	$3,198.0	$2,926.7

Supplemental disclosure of non-cash activities:
Lease assets established upon adoption of accounting guidance	$168.8	$—
Lease liabilities established upon adoption of accounting guidance	$164.0	$—
Assets received in kind from pension risk transfer transaction	$806.8	$—

See accompanying notes.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2019
(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Principal Financial Group, Inc. (“PFG”) have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. These interim unaudited consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2018, included in our Form 10-K for the year ended December 31, 2018, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying consolidated statement of financial position as of December 31, 2018, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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
September 30, 2019
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

January 1, 2022, tentative

Our implementation and evaluation process to date includes, but is not limited to the following:

●
identifying and documenting contracts and contract features in scope of the guidance;
●
identifying the actuarial models, systems and processes to be updated;
●
evaluating and selecting our systems solutions for implementing the new guidance;
●
beginning to build key models;
●
evaluating our key accounting policies;
●
assessing the impact to our chart of accounts;
●
developing format and content of new disclosures and
●
evaluating transition requirements and impacts.

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

January 1, 2020

We expect the guidance will reduce complexity and costs associated with performing a Step 2 test, should one be needed in the future. However, the impact of eliminating the Step 2 test from any such future impairment assessment will be dependent on modeling factors that are not currently determinable. We do not expect this guidance to have a material impact on our consolidated financial statements.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
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

January 1, 2020

Our implementation and evaluation process to date includes, but is not limited to, identifying financial assets within scope of the guidance, developing and refining CECL models for the relevant assets, preparing quarterly estimates of the cumulative effect of adoption, developing and refining necessary internal controls and drafting the required financial statement disclosures. This guidance is not expected to have a material impact on our consolidated financial statements based on our portfolio composition as of September 30, 2019, current macroeconomic conditions and forecasts.

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
September 30, 2019
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

January 1, 2019

We adopted the guidance using the modified retrospective approach and comparative periods were not restated. Further details are included under the caption “Adoption of Lease Guidance” and in Note 10, Contingencies, Guarantees, Indemnifications and Leases.

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

	January 1, 2019	This guidance did not have a material impact on our consolidated financial statements. See Note 5, Derivative Financial Instruments, for further details.

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
September 30, 2019
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

January 1, 2018

We adopted the guidance using the modified retrospective approach. The guidance did not have a material impact on our consolidated financial statements. A cumulative effect adjustment of $39.7 million was recorded as a decrease to total stockholders’ equity. See Note 14, Revenues from Contracts with Customers, for further details.

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
September 30, 2019
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
September 30, 2019
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

Derivatives

Overview

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities. Derivatives generally used by us include swaps, options, futures and forwards. Derivative positions are either assets or liabilities in the consolidated statements of financial position and are measured at fair value, generally by obtaining quoted market prices or through the use of pricing models. See Note 12, Fair Value Measurements, for policies related to the determination of fair value. Fair values can be affected by changes in interest rates, foreign exchange rates, financial indices, values of securities, credit spreads, and market volatility and liquidity.

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
September 30, 2019
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
September 30, 2019
(Unaudited)

Separate account assets and separate account liabilities include certain international retirement accumulation products where the segregated funds and associated obligation to the client are consolidated within our financial statements. We have determined that summary totals are the most meaningful presentation for these funds.

As of September 30, 2019 and December 31, 2018, the separate accounts included a separate account valued at $106.9 million and $94.9 million, respectively, which primarily included shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

2. Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill reported in our segments were as follows:

	Retirement	Principal		U.S.
	and Income	Global	Principal	Insurance
	Solutions	Investors	International	Solutions	Corporate	Consolidated
	(in millions)
Balance as of January 1, 2018	$57.4	$247.3	$707.5	$56.6	$—	$1,068.8
Goodwill from acquisitions (1)	—	65.0	46.8	—	2.1	113.9
Goodwill disposed (2)	—	—	(12.0)	—	—	(12.0)
Foreign currency	—	(5.0)	(65.7)	—	—	(70.7)
Balance as of December 31, 2018	57.4	307.3	676.6	56.6	2.1	1,100.0
Goodwill from acquisitions (3)	618.5	—	—	—	(1.1)	617.4
Foreign currency	—	(3.0)	(23.7)	—	—	(26.7)
Other (4)	—	2.2	(2.2)	—	—	—
Balance as of September 30, 2019	$675.9	$306.5	$650.7	$56.6	$1.0	$1,690.7

(1)	Relates to the acquisitions of: a) RobustWealth, a financial technology company, which is consolidated within our Corporate segment with the majority of the goodwill allocated to our Principal Global Investors segment; b) INTERNOS, a London-based European real estate investment manager that, upon acquisition, became Principal Real Estate Europe Limited and is consolidated within our Principal Global Investors segment; c) MetLife Afore, S.A. de C.V., which was MetLife, Inc.’s pension fund management business in Mexico and is consolidated within our Principal International segment.
(2)	Relates to sales of closed blocks of business in Mexico.
(3)	For our Retirement and Income Solutions segment, relates to the acquisition of Wells Fargo Institutional Retirement & Trust business.
(4)	Relates to the movement of our investment management company in Brazil from the Principal International segment to the Principal Global Investors segment.

On July 1, 2019, we completed the purchase of the Institutional Retirement & Trust business of Wells Fargo Bank, N.A. (the “Acquired Business”), which includes defined contribution, defined benefit, executive deferred compensation, employee stock ownership plans, institutional trust and custody, and institutional asset advisory businesses. The purchase price consisted of $1.2 billion cash paid at closing, which was funded with available cash and debt financing. See “Note 7, Long-Term Debt” for further information on the debt financing. An additional earn-out payment of up to $150.0 million may be payable based upon the retention of fee revenue of the Acquired Business through December 31, 2020.

The fair value of the net assets acquired primarily relates to intangible assets. Of the acquired intangible assets, $618.5 million was assigned to goodwill and is not subject to amortization. The goodwill is largely related to the opportunities to realize substantial revenue and cost synergies while achieving scale in operations.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

Of the remaining acquired intangible assets, $510.3 million was assigned to customer relationships, which are subject to amortization over a 23-year useful life, and $35.4 million was assigned to technology, which is subject to amortization over a 6-year useful life.

Finite Lived Intangible Assets

Amortized intangible assets primarily relate to customer relationship intangibles associated with the Acquired Business and previous acquisitions in Chile, Mexico and Hong Kong. The finite lived intangible assets that continue to be subject to amortization over a weighted average remaining expected life of 18 years were as follows:

	September 30, 2019	December 31, 2018
	(in millions)
Gross carrying value	$1,337.9	$810.2
Accumulated amortization	323.6	288.4
Net carrying value	$1,014.3	$521.8

As of September 30, 2019, the estimated amortization expense for the next five years is as follows (in millions):

Year ending December 31:
2019	$62.6
2020	76.3
2021	74.9
2022	74.2
2023	72.1

3. Variable Interest Entities

We have relationships with various types of entities which may be VIEs. Certain VIEs are consolidated in our financial results. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Consolidation” for further details of our consolidation accounting policies. We did not provide financial or other support to investees designated as VIEs for the periods ended September 30, 2019 and December 31, 2018.

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

Commercial Mortgage-Backed Securities

We sold commercial mortgage loans to a real estate mortgage investment conduit trust. The trust issued various commercial mortgage-backed securities ("CMBS") certificates using the cash flows of the underlying commercial mortgage loans it purchased. This was considered a VIE due to insufficient equity to sustain itself. We determined we were the primary beneficiary as we retained the special servicing role for the assets within the trust as well as the ownership of the bond class that controls the unilateral kick-out rights of the special servicer. The trust was unwound in the third quarter of 2019.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

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
September 30, 2019
(Unaudited)

Assets and Liabilities of Consolidated Variable Interest Entities

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	September 30, 2019		December 31, 2018
	Total	Total	Total	Total
	assets	liabilities	assets	liabilities
	(in millions)
Grantor trust (1)	$98.6	$96.4	$95.0	$89.4
CMBS	—	—	6.4	—
Mandatory retirement savings funds (2)	39,479.2	39,100.5	37,915.7	37,579.3
Real estate (3)	441.2	80.2	379.2	70.6
Sponsored investment funds (4)	340.4	1.5	526.5	3.6
Total	$40,359.4	$39,278.6	$38,922.8	$37,742.9

(1)	The assets of the grantor trust are primarily fixed maturities, available-for-sale. The liabilities are primarily other liabilities that reflect an embedded derivative of the forecasted transaction to deliver the underlying securities.
(2)	The assets of the mandatory retirement savings funds include separate account assets and equity securities. The liabilities include separate account liabilities and contractholder funds.
(3)	The assets of the real estate VIEs primarily include real estate and cash. Liabilities primarily include long-term debt and other liabilities.
(4)	The assets of sponsored investment funds are primarily fixed maturities and equity securities, certain of which are reported with other investments, and cash. The consolidated statements of financial position included a $198.0 million and $325.7 million redeemable noncontrolling interest for sponsored investment funds as of September 30, 2019 and December 31, 2018, respectively.

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
September 30, 2019
(Unaudited)

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

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to
	Asset carrying value	loss (1)
	(in millions)
September 30, 2019
Fixed maturities, available-for-sale:
Corporate	$237.2	$223.2
Residential mortgage-backed pass-through securities	2,516.3	2,448.3
Commercial mortgage-backed securities	4,882.6	4,700.4
Collateralized debt obligations (2)	2,922.6	2,933.8
Other debt obligations	8,071.6	7,912.0
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	295.9	295.9
Commercial mortgage-backed securities	29.3	29.3
Collateralized debt obligations (2)	20.4	20.4
Other debt obligations	13.1	13.1
Equity securities	115.2	115.2
Other investments:
Other limited partnership and fund interests (3)	886.9	1,473.3

December 31, 2018
Fixed maturities, available-for-sale:
Corporate	$235.3	$222.6
Residential mortgage-backed pass-through securities	2,460.6	2,488.5
Commercial mortgage-backed securities	3,945.6	4,023.1
Collateralized debt obligations (2)	2,420.8	2,451.3
Other debt obligations	7,153.2	7,196.6
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	322.6	322.6
Commercial mortgage-backed securities	13.8	13.8
Collateralized debt obligations (2)	11.8	11.8
Other debt obligations	9.7	9.7
Equity securities	103.9	103.9
Other investments:
Other limited partnership and fund interests (3)	737.5	1,432.2

(1)	Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale. Our risk of loss is limited to our investment measured at fair value for our fixed maturities, trading and equity securities. Our risk of loss is limited to our carrying value plus any unfunded commitments and/or guarantees and similar provisions for our other investments. Unfunded commitments are not liabilities on our consolidated statements of financial position because we are only required to fund additional equity when called upon to do so by the general partner or investment manager.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

(3)	As of September 30, 2019 and December 31, 2018, the maximum exposure to loss for other limited partnership and fund interests includes $125.5 million and $132.2 million, respectively, of debt within certain of our managed international real estate funds that is fully secured by assets whose value exceeds the amount of the debt, but also includes recourse to the investment manager.

Money Market Funds

We are the investment manager for certain money market mutual funds. These types of funds are exempt from assessment under any consolidation model due to a scope exception for money market funds registered under Rule 2a-7 of the Investment Company Act of 1940 or similar funds. As of September 30, 2019 and December 31, 2018, money market mutual funds we manage held $4.2 billion and $3.0 billion in total assets, respectively. We have no contractual obligation to contribute to these funds; however, we provide support through the waiver of fees and through expense reimbursements. The amount of fees waived and expenses reimbursed was insignificant.

4. Investments

Fixed Maturities and Equity Securities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities. Equity securities include mutual funds, common stock, non-redeemable preferred stock and required regulatory investments. We classify fixed maturities as either available-for-sale or trading at the time of the purchase and, accordingly, carry them at fair value. Equity securities are also carried at fair value. See Note 12, Fair Value Measurements, for methodologies related to the determination of fair value. Unrealized gains and losses related to fixed maturities, available-for-sale, excluding those in fair value hedging relationships, are reflected in stockholders' equity, net of adjustments associated with DAC and related actuarial balances, derivatives in cash flow hedge relationships and applicable income taxes. Mark-to-market adjustments on equity securities, unrealized gains and losses related to hedged portions of fixed maturities, available-for-sale in fair value hedging relationships prior to 2019 and mark-to-market adjustments on certain fixed maturities, trading are reflected in net realized capital gains (losses). Beginning in 2019, unrealized gains and losses related to hedged portions of fixed maturities, available-for-sale in fair value hedging relationships are reflected in net investment income. Mark-to-market adjustments related to certain securities carried at fair value with an investment objective to realize economic value through mark-to-market changes are reflected in net investment income.

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
September 30, 2019
(Unaudited)

The amortized cost, gross unrealized gains and losses, other-than-temporary impairments in AOCI and fair value of available-for-sale securities were as follows:

					Other-than-
		Gross	Gross		temporary
	Amortized	unrealized	unrealized		impairments in
	cost	gains	losses	Fair value	AOCI (1)
	(in millions)
September 30, 2019
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,606.0	$140.9	$1.0	$1,745.9	$—
Non-U.S. governments	872.3	153.6	0.2	1,025.7	—
States and political subdivisions	6,558.7	821.0	2.5	7,377.2	—
Corporate	35,596.1	3,968.1	51.2	39,513.0	(0.3)
Residential mortgage-backed pass-through securities	2,448.3	71.1	3.1	2,516.3	—
Commercial mortgage-backed securities	4,700.4	196.4	14.2	4,882.6	15.6
Collateralized debt obligations (2)	2,933.8	2.0	13.2	2,922.6	1.3
Other debt obligations	7,928.2	169.7	10.0	8,087.9	33.1
Total fixed maturities, available-for-sale	$62,643.8	$5,522.8	$95.4	$68,071.2	$49.7

December 31, 2018
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,441.6	$16.4	$17.0	$1,441.0	$—
Non-U.S. governments	833.4	71.7	14.6	890.5	—
States and political subdivisions	6,125.0	196.0	95.3	6,225.7	—
Corporate	35,134.6	1,249.9	845.2	35,539.3	—
Residential mortgage-backed pass-through securities	2,488.5	21.9	49.8	2,460.6	—
Commercial mortgage-backed securities	4,023.1	17.1	94.6	3,945.6	16.3
Collateralized debt obligations (2)	2,451.3	—	30.5	2,420.8	1.2
Other debt obligations	7,228.3	39.4	82.7	7,185.0	36.1
Total fixed maturities, available-for-sale	$59,725.8	$1,612.4	$1,229.7	$60,108.5	$53.6

(1)	Excludes $67.4 million and $64.2 million as of September 30, 2019 and December 31, 2018, respectively, of net unrealized gains on impaired fixed maturities, available-for-sale related to changes in fair value subsequent to the impairment date, which are included in gross unrealized gains and gross unrealized losses.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

The amortized cost and fair value of fixed maturities, available-for-sale as of September 30, 2019, by expected maturity, were as follows:

	Amortized cost	Fair value
	(in millions)
Due in one year or less	$2,421.7	$2,441.7
Due after one year through five years	10,072.6	10,429.1
Due after five years through ten years	10,788.7	11,593.6
Due after ten years	21,350.1	25,197.4
Subtotal	44,633.1	49,661.8
Mortgage-backed and other asset-backed securities	18,010.7	18,409.4
Total	$62,643.8	$68,071.2

Actual maturities may differ because borrowers may have the right to call or prepay obligations. Our portfolio is diversified by industry, issuer and asset class. Credit concentrations are managed to established limits.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$3.0	$32.9	$11.7	$37.9
Gross losses	(1.3)	(9.5)	(10.7)	(54.7)
Net impairment losses	(11.1)	(3.6)	(35.2)	(22.5)
Hedging, net (1)	—	(4.7)	(9.3)	(12.7)
Fixed maturities, trading (2)	18.1	(0.3)	49.8	(13.7)
Equity securities (3)	33.2	13.5	68.9	17.1
Mortgage loans	(0.1)	1.3	0.5	4.2
Derivatives (1)	(11.7)	41.7	(2.1)	13.7
Other	(72.5)	(76.8)	(35.5)	67.5
Net realized capital gains (losses)	$(42.4)	$(5.5)	$38.1	$36.8

(1)	Upon adoption of authoritative guidance effective January 1, 2019, the change in fair value of fixed maturities, available-for-sale and the change in fair value of derivative hedging instruments in fair value hedging relationships are reported in net investment income with the earnings effect of fixed maturities, available-for-sale. Prior to 2019, the change in fair value of fixed maturities, available-for-sale and the change in fair value of derivative hedging instruments in fair value hedging relationships were reported in net realized capital gains (losses). See Note 5, Derivative Financial Instruments, for further details.
(2)	Unrealized gains (losses) on fixed maturities, trading still held at the reporting date were $17.9 million and $(3.4) million for the three months ended September 30, 2019 and 2018, respectively, and $49.7 million and $(16.7) million for the nine months ended September 30, 2019 and 2018, respectively.
(3)	Unrealized gains (losses) on equity securities still held at the reporting date were $24.7 million and $8.8 million for the three months ended September 30, 2019 and 2018, respectively, and $55.1 million and $(5.2) million for the nine months ended September 30, 2019 and 2018, respectively. This excludes $21.1 million and $9.6 million for the three months ended September 30, 2019 and 2018, respectively, and $62.3 million and $12.8 million for the nine months ended September 30, 2019 and 2018, respectively, of unrealized gains on equity securities still held at the reporting date that were reported in net investment income.

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $176.1 million and $613.3 million for the three months ended September 30, 2019 and 2018, and $1,367.1 million and $2,351.0 million for the nine months ended September 30, 2019 and 2018, respectively.

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
September 30, 2019
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

Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired fixed maturities, available-for-sale, were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Net other-than-temporary impairment losses	$(4.7)	$(1.4)	$(31.3)	$(8.3)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from OCI (1)	(6.4)	(2.2)	(3.9)	(14.2)
Net impairment losses on available-for-sale securities	$(11.1)	$(3.6)	$(35.2)	$(22.5)

(1)	Represents the net impact of (a) gains resulting from reclassification of noncredit impairment losses for fixed maturities with bifurcated OTTI from net realized capital gains (losses) to OCI and (b) losses resulting from reclassification of previously recognized noncredit impairment losses from OCI to net realized capital gains (losses) for fixed maturities with bifurcated OTTI that had additional credit losses or fixed maturities that previously had bifurcated OTTI that have now been sold or are intended to be sold.

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
September 30, 2019
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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Beginning balance	$(100.3)	$(131.1)	$(117.5)	$(124.3)
Credit losses for which an other-than-temporary impairment was not previously recognized	(3.2)	(1.2)	(6.0)	(11.3)
Credit losses for which an other-than-temporary impairment was previously recognized	(1.0)	(1.2)	(9.9)	(12.9)
Reduction for credit losses previously recognized on fixed maturities now sold, paid down or intended to be sold	4.7	12.5	33.1	22.5
Net reduction (increase) for positive changes in cash flows expected to be collected and amortization (1)	(0.3)	2.5	0.2	7.5
Ending balance	$(100.1)	$(118.5)	$(100.1)	$(118.5)

(1)	Amounts are recognized in net investment income.

Gross Unrealized Losses for Available-for-Sale Securities

For available-for-sale securities with unrealized losses, including other-than-temporary impairment losses reported in OCI, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2019
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$13.9	$—	$99.0	$1.0	$112.9	$1.0
Non-U.S. governments	18.4	0.2	12.3	—	30.7	0.2
States and political subdivisions	198.2	1.5	139.6	1.0	337.8	2.5
Corporate	790.0	7.8	711.0	43.4	1,501.0	51.2
Residential mortgage-backed pass-through securities	194.6	0.7	272.2	2.4	466.8	3.1
Commercial mortgage-backed securities	231.5	2.8	292.6	11.4	524.1	14.2
Collateralized debt obligations (1)	573.1	1.8	1,341.0	11.4	1,914.1	13.2
Other debt obligations	691.0	1.8	984.8	8.2	1,675.8	10.0
Total fixed maturities, available-for-sale	$2,710.7	$16.6	$3,852.5	$78.8	$6,563.2	$95.4

(1)  Primarily consists of collateralized loan obligations backed by secured corporate loans.

Of the total amounts, Principal Life’s consolidated portfolio represented $6,464.9 million in available-for-sale fixed maturities with gross unrealized losses of $93.9 million. Of the available-for-sale fixed maturities within Principal Life's consolidated portfolio in a gross unrealized loss position, 95% were investment grade (rated AAA through BBB-) with an average price of 99 (carrying value/amortized cost) as of September 30, 2019. Gross unrealized losses in our fixed maturities portfolio decreased during the nine months ended September 30, 2019, primarily due to a decrease in interest rates and tightening of credit spreads.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life's consolidated portfolio held 344 securities with a carrying value of $2,667.0 million and unrealized losses of $16.0 million reflecting an average price of 99 as of September 30, 2019. Of this portfolio, 96% was investment grade (rated AAA through BBB-) as of September 30, 2019, with associated unrealized losses of $15.2 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 616 securities with a carrying value of $3,797.9 million and unrealized losses of $77.9 million. The average credit rating of this portfolio was AA with an average price of 98 as of September 30, 2019. Of the $77.9 million in unrealized losses, the corporate sector accounts for $42.6 million in unrealized losses with an average price of 94 and an average credit rating of BBB. The remaining unrealized losses also include $11.3 million within the commercial mortgage-backed securities sector with an average price of 96 and an average credit rating of AAA. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be at maturity, we did not consider these investments to be other-than-temporarily impaired as of September 30, 2019.

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
September 30, 2019
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

	September 30, 2019	December 31, 2018
	(in millions)
Net unrealized gains on fixed maturities, available-for-sale (1)	$5,436.9	$400.8
Noncredit component of impairment losses on fixed maturities, available-for-sale	(49.7)	(53.6)
Net unrealized gains on derivative instruments	123.0	118.5
Adjustments for assumed changes in amortization patterns	(269.9)	30.3
Adjustments for assumed changes in policyholder liabilities	(1,392.7)	(293.7)
Net unrealized gains on other investments and noncontrolling interest adjustments	85.3	68.8
Provision for deferred income taxes	(838.0)	(63.8)
Net unrealized gains on available-for-sale securities and derivative instruments	$3,094.9	$207.3

(1)	Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.

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

	September 30, 2019	December 31, 2018
	(in millions)
Commercial mortgage loans	$15,018.6	$13,996.3
Residential mortgage loans	1,501.8	1,368.0
Total amortized cost	16,520.4	15,364.3

Valuation allowance	(28.8)	(27.4)
Total carrying value	$16,491.6	$15,336.9

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. Mortgage loans purchased and sold were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Commercial mortgage loans:
Purchased	$40.0	$34.1	$155.9	$34.1
Sold	1.1	—	1.6	1.6
Residential mortgage loans:
Purchased	279.4	87.4	378.8	292.2
Sold	13.3	9.6	45.4	60.9

Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on stabilized properties. Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	September 30, 2019		December 31, 2018
	Amortized	Percent	Amortized	Percent
	cost	of total	cost	of total
	($ in millions)
Geographic distribution
New England	$621.5	4.1%	$640.6	4.6%
Middle Atlantic	4,289.2	28.7	3,927.3	28.0
East North Central	601.3	4.0	592.8	4.2
West North Central	209.3	1.4	205.8	1.5
South Atlantic	2,316.9	15.4	2,206.5	15.8
East South Central	442.4	2.9	422.5	3.0
West South Central	1,515.7	10.1	1,213.8	8.7
Mountain	921.2	6.1	968.6	6.9
Pacific	3,841.3	25.6	3,567.6	25.5
International	259.8	1.7	250.8	1.8
Total	$15,018.6	100.0%	$13,996.3	100.0%

Property type distribution
Office	$4,977.4	33.2%	$4,625.8	33.0%
Retail	2,119.2	14.1	2,305.6	16.5
Industrial	2,272.0	15.1	2,312.9	16.5
Apartments	5,120.7	34.1	4,250.5	30.4
Hotel	97.0	0.6	99.8	0.7
Mixed use/other	432.3	2.9	401.7	2.9
Total	$15,018.6	100.0%	$13,996.3	100.0%

Our residential mortgage loan portfolio is composed of first lien mortgages with an amortized cost of $1,490.0 million and $1,352.9 million and home equity mortgages with an amortized cost of $11.8 million and $15.1 million as of September 30, 2019 and December 31, 2018, respectively. Our first lien loans are concentrated in Chile and the United States. Our residential home equity mortgages are concentrated in the United States and are generally second lien mortgages comprised of closed-end loans and lines of credit.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
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

The amortized cost of our commercial mortgage loan portfolio by credit risk, as determined by our internal rating system expressed in terms of an S&P bond equivalent rating, was as follows:

	September 30, 2019
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$13,860.8	$78.9	$13,939.7
BBB+ thru BBB-	939.4	86.8	1,026.2
BB+ thru BB-	47.5	—	47.5
B+ and below	5.2	—	5.2
Total	$14,852.9	$165.7	$15,018.6

	December 31, 2018
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$12,735.2	$84.3	$12,819.5
BBB+ thru BBB-	977.3	105.7	1,083.0
BB+ thru BB-	88.3	—	88.3
B+ and below	5.5	—	5.5
Total	$13,806.3	$190.0	$13,996.3

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

The amortized cost of our performing and non-performing residential mortgage loans was as follows:

	September 30, 2019
	First liens	Home equity	Total
	(in millions)
Performing	$1,480.4	$8.5	$1,488.9
Non-performing	9.6	3.3	12.9
Total	$1,490.0	$11.8	$1,501.8

	December 31, 2018
	First liens	Home equity	Total
	(in millions)
Performing	$1,340.3	$10.8	$1,351.1
Non-performing	12.6	4.3	16.9
Total	$1,352.9	$15.1	$1,368.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
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

The amortized cost of mortgage loans on non-accrual status was as follows:

	September 30, 2019	December 31, 2018
	(in millions)
Residential:
First liens	$7.8	$10.1
Home equity	3.3	4.3
Total	$11.1	$14.4

The aging of our mortgage loans, based on amortized cost, was as follows:

	September 30, 2019
							Recorded
							investment
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total loans	accruing
	(in millions)
Commercial-brick and mortar	$—	$—	$—	$—	$14,852.9	$14,852.9	$—
Commercial-CTL	—	—	—	—	165.7	165.7	—
Residential-first liens	41.9	9.7	9.2	60.8	1,429.2	1,490.0	1.8
Residential-home equity	0.8	0.3	0.1	1.2	10.6	11.8	—
Total	$42.7	$10.0	$9.3	$62.0	$16,458.4	$16,520.4	$1.8

	December 31, 2018
							Recorded
							investment
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total loans	accruing
	(in millions)
Commercial-brick and mortar	$—	$—	$—	$—	$13,806.3	$13,806.3	$—
Commercial-CTL	—	—	—	—	190.0	190.0	—
Residential-first liens	44.3	8.4	12.1	64.8	1,288.1	1,352.9	2.5
Residential-home equity	0.8	0.6	0.4	1.8	13.3	15.1	—
Total	$45.1	$9.0	$12.5	$66.6	$15,297.7	$15,364.3	$2.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
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

A rollforward of our valuation allowance and ending balances of the allowance and loan balance by basis of impairment method was as follows:

	For the three months ended September 30, 2019
	Commercial	Residential	Total
	(in millions)
Beginning balance	$25.4	$2.7	$28.1
Provision	0.9	(0.9)	—
Recoveries	—	0.7	0.7
Ending balance	$26.3	$2.5	$28.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

	For the nine months ended September 30, 2019
	Commercial	Residential	Total
	(in millions)
Beginning balance	$24.3	$3.1	$27.4
Provision	2.0	(2.5)	(0.5)
Charge-offs	—	(0.4)	(0.4)
Recoveries	—	2.3	2.3
Ending balance	$26.3	$2.5	$28.8

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$—	$1.5	$1.5
Collectively evaluated for impairment	26.3	1.0	27.3
Allowance ending balance	$26.3	$2.5	$28.8

Loan balance by basis of impairment method:
Individually evaluated for impairment	$—	$12.4	$12.4
Collectively evaluated for impairment	15,018.6	1,489.4	16,508.0
Loan ending balance	$15,018.6	$1,501.8	$16,520.4

	For the three months ended September 30, 2018
	Commercial	Residential	Total
	(in millions)
Beginning balance	$25.8	$4.3	$30.1
Provision	(0.5)	(0.9)	(1.4)
Charge-offs	—	(0.3)	(0.3)
Recoveries	—	0.7	0.7
Ending balance	$25.3	$3.8	$29.1

	For the nine months ended September 30, 2018
	Commercial	Residential	Total
	(in millions)
Beginning balance	$25.8	$6.9	$32.7
Provision	(0.5)	(3.7)	(4.2)
Charge-offs	—	(1.9)	(1.9)
Recoveries	—	2.5	2.5
Ending balance	$25.3	$3.8	$29.1

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$—	$1.9	$1.9
Collectively evaluated for impairment	25.3	1.9	27.2
Allowance ending balance	$25.3	$3.8	$29.1

Loan balance by basis of impairment method:
Individually evaluated for impairment	$—	$10.9	$10.9
Collectively evaluated for impairment	13,595.3	1,342.6	14,937.9
Loan ending balance	$13,595.3	$1,353.5	$14,948.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
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

	September 30, 2019
		Unpaid
	Recorded	principal	Related
	investment	balance	allowance
	(in millions)
With no related allowance recorded:
Residential-first liens	$1.2	$1.2	$—
With an allowance recorded:
Residential-first liens	7.1	7.1	0.2
Residential-home equity	4.1	5.3	1.3
Total:
Residential	$12.4	$13.6	$1.5

	December 31, 2018
		Unpaid
	Recorded	principal	Related
	investment	balance	allowance
	(in millions)
With no related allowance recorded:
Residential-first liens	$1.6	$1.6	$—
With an allowance recorded:
Residential-first liens	2.2	2.2	—
Residential-home equity	5.4	6.5	1.4
Total:
Residential	$9.2	$10.3	$1.4

	For the three months ended		For the nine months ended
	September 30, 2019		September 30, 2019
	Average		Average
	recorded	Interest income	recorded	Interest income
	investment	recognized	investment	recognized
	(in millions)
With no related allowance recorded:
Residential-first liens	$1.1	$—	$1.4	$—
With an allowance recorded:
Residential-first liens	7.4	—	4.7	—
Residential-home equity	4.4	—	4.8	0.1
Total:
Residential	$12.9	$—	$10.9	$0.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2018		September 30, 2018
	Average		Average
	recorded	Interest income	recorded	Interest income
	investment	recognized	investment	recognized
	(in millions)
With no related allowance recorded:
Residential-first liens	$0.9	$—	$1.0	$—
With an allowance recorded:
Residential-first liens	3.7	—	3.9	0.1
Residential-home equity	6.4	—	6.9	0.1
Total:
Residential	$11.0	$—	$11.8	$0.2

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

We did not have any significant loans that were modified and met the criteria of a TDR for the three and nine months ended September 30, 2019 and 2018.

Securities Posted as Collateral

As of September 30, 2019 and December 31, 2018, we posted $4,091.1 million and $3,761.3 million, respectively, in commercial mortgage loans and residential first lien mortgages to satisfy collateral requirements associated with our obligation under funding agreements with Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, as of September 30, 2019 and December 31, 2018, we posted $2,782.9 million and $2,402.5 million, respectively, in fixed maturities, available-for-sale and trading securities to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant (“FCM”) agreements, a lending arrangement and our obligation under funding agreements with FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as mortgage loans, fixed maturities, available-for-sale and fixed maturities, trading, respectively, on our consolidated statements of financial position. Of the securities posted as collateral, as of September 30, 2019 and December 31, 2018, $237.8 million and $124.2 million, respectively, could be sold or repledged by the secured party.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

Balance Sheet Offsetting

Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	assets (1)	instruments (2)	received	Net amount
	(in millions)
September 30, 2019
Derivative assets	$365.8	$(96.3)	$(261.9)	$7.6
Reverse repurchase agreements	78.6	—	(78.6)	—
Total	$444.4	$(96.3)	$(340.5)	$7.6

December 31, 2018
Derivative assets	$186.3	$(70.5)	$(108.1)	$7.7
Reverse repurchase agreements	53.0	—	(53.0)	—
Total	$239.3	$(70.5)	$(161.1)	$7.7

(1)	The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents, respectively, on the consolidated statements of financial position. The above excludes $8.4 million and $7.7 million of derivative assets as of September 30, 2019 and December 31, 2018, respectively, that are not subject to master netting agreements or similar agreements. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	liabilities (1)	instruments (2)	pledged	Net amount
	(in millions)
September 30, 2019
Derivative liabilities	$179.9	$(96.3)	$(71.2)	$12.4
December 31, 2018
Derivative liabilities	$153.4	$(70.5)	$(52.3)	$30.6

(1)	The gross amount of recognized derivative liabilities is reported with other liabilities on the consolidated statements of financial position. The above excludes $420.5 million and $138.3 million of derivative liabilities as of September 30, 2019 and December 31, 2018, respectively, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amounts of derivative liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative assets that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative liabilities for presentation on the consolidated statements of financial position.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

Repurchase and reverse repurchase agreements include provisions to setoff other repurchase and reverse repurchase balances with the same counterparty. Repurchase and reverse repurchase agreements also include collateral provisions with the counterparties. For reverse repurchase agreements we require the counterparties to pledge collateral with a value greater than the amount of cash transferred. We have the right but do not sell or repledge collateral received in reverse repurchase agreements. Repurchase agreements are structured as secured borrowings for all counterparties. We pledge fixed maturities available-for-sale, which the counterparties have the right to sell or repledge. Interest incurred on repurchase agreements is reported as part of operating expenses on the consolidated statements of operations. Net proceeds related to repurchase agreements are reported as a component of financing activities on the consolidated statements of cash flows. We did not have any outstanding repurchase agreements as of September 30, 2019 and December 31, 2018.

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
September 30, 2019
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
September 30, 2019
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

We posted $237.9 million and $106.6 million in cash and securities under collateral arrangements as of September 30, 2019 and December 31, 2018, respectively, to satisfy collateral and initial margin requirements associated with our derivative credit support agreements and FCM agreements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of September 30, 2019 and December 31, 2018, was $135.6 million and $109.7 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral triggers, we posted collateral and initial margin of $237.9 million and $106.6 million as of September 30, 2019 and December 31, 2018, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2019, we would be required to post an additional $68.3 million of collateral to our counterparties.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

As of September 30, 2019 and December 31, 2018, we had received $183.7 million and $79.5 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

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

	September 30, 2019	December 31, 2018
	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$35,359.6	$34,393.7
Interest rate options	1,126.9	1,126.9
Interest rate futures	103.5	260.0
Swaptions	62.0	—
Foreign exchange contracts:
Currency swaps	1,011.0	898.6
Currency forwards	996.1	863.6
Currency options	562.0	525.2
Equity contracts:
Equity options	1,633.7	1,522.5
Equity futures	321.6	491.7
Credit contracts:
Credit default swaps	195.0	420.0
Other contracts:
Embedded derivatives	9,718.5	9,452.3
Total notional amounts at end of period	$51,089.9	$49,954.5

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$232.7	$95.4
Interest rate options	37.3	16.3
Foreign exchange contracts:
Currency swaps	81.5	71.2
Currency forwards	5.2	2.8
Currency options	1.2	1.9
Equity contracts:
Equity options	24.6	7.7
Credit contracts:
Credit default swaps	0.6	2.4
Total gross credit exposure	383.1	197.7
Less: collateral received	274.7	122.9
Net credit exposure	$108.4	$74.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$—	$—	$24.4	$16.1
Foreign exchange contracts	45.7	37.6	6.9	13.5
Total derivatives designated as hedging instruments	$45.7	$37.6	$31.3	$29.6

Derivatives not designated as hedging instruments
Interest rate contracts	$261.3	$108.0	$20.2	$22.6
Foreign exchange contracts	42.0	38.4	86.3	72.9
Equity contracts	24.6	7.7	44.2	27.6
Credit contracts	0.6	2.3	1.2	4.4
Other contracts	—	—	417.2	134.6
Total derivatives not designated as hedging instruments	328.5	156.4	569.1	262.1

Total derivative instruments	$374.2	$194.0	$600.4	$291.7

(1)	The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.
(2)	The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivatives with a net liability fair value of $320.8 million and $45.2 million as of September 30, 2019 and December 31, 2018, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also may have purchased credit protection with identical underlyings to certain of our sold protection transactions. As of September 30, 2019 and December 31, 2018, we did not purchase credit protection relating to our sold protection transactions. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

The following tables show our credit default swap protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	September 30, 2019
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
	(in millions)
Single name credit default swaps
Corporate debt
A	$5.0	$—	$5.0	0.7
BBB	70.0	0.3	70.0	2.9
Government/municipalities
AA	20.0	—	20.0	0.2
Sovereign
BBB	15.0	0.3	15.0	2.2
Total credit default swap protection sold	$110.0	$0.6	$110.0	2.2

	December 31, 2018
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
	(in millions)
Single name credit default swaps
Corporate debt
AAA	$10.0	$0.1	$10.0	0.7
A	15.0	0.1	15.0	1.0
BBB	190.0	0.4	190.0	1.7
BB	10.0	—	10.0	0.5
CCC	15.0	(3.6)	15.0	0.9
Government/municipalities
AA	20.0	0.2	20.0	1.0
Sovereign
A	10.0	0.1	10.0	0.7
BBB	55.0	0.4	55.0	1.3
Total credit default swap protection sold	$325.0	$(2.3)	$325.0	1.4

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
September 30, 2019
(Unaudited)

The following amounts were recorded on the consolidated statements of financial position related to cumulative basis adjustments for fair value hedges. The amortized cost includes the amortized cost basis and the fair value hedging basis adjustment.

			Cumulative amount of fair
			value hedging basis adjustment
Line item in the consolidated statements			included in the amortized cost
of financial position in which the	Amortized cost of hedged item		of the hedged item
hedged item is included	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(in millions)
Fixed maturities, available-for-sale:
Active hedging relationships	$145.9	$137.0	$21.8	$12.4
Discontinued hedging relationships	214.0	298.9	8.7	13.3
Total fixed maturities, available-for-sale in active or discontinued hedging relationships	$359.9	$435.9	$30.5	$25.7

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

The maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 0.8 years. As of September 30, 2019, we had $0.0 million of net gains reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from AOCI into net income.

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of financial position.

		Amount of gain (loss) recognized in AOCI on derivatives
		For the three months ended		For the nine months ended
Derivatives in cash		September 30,		September 30,
flow hedging relationships	Related hedged item	2019	2018	2019	2018
		(in millions)		(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$0.3	$2.4	$(3.0)	$32.6
Foreign exchange contracts	Fixed maturities, available-for-sale	19.9	(3.2)	14.7	5.2
Foreign exchange contracts	Investment contracts	—	—	—	(0.1)
Total		$20.2	$(0.8)	$11.7	$37.7

We expect to reclassify net gains of $23.5 million from AOCI into net income in the next 12 months, which includes both net deferred gains on discontinued hedges and net losses on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations

The following tables show the effect of derivatives in fair value and cash flow hedging relationships and the related hedged items on the consolidated statements of operations.

	For the three months ended September 30, 2019
			Benefits,
	Net investment	Net realized	claims and
	income related	capital losses	settlement
	to hedges	related to	expenses
	of fixed	hedges of fixed	related to	Operating
	maturities,	maturities,	hedges of	expenses
	available-	available-	investment	related to
	for-sale	for-sale	contracts	hedges of debt
	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$996.6	$(42.4)	$2,840.1	$1,242.3

Losses on fair value hedging relationships:
Interest rate contracts:
Gain recognized on hedged item	$2.8	$—	$—	$—
Loss recognized on derivatives	(2.8)	—	—	—
Amortization of hedged item basis adjustments	(0.9)	—	—	—
Amounts related to periodic settlements on derivatives	(0.9)	—	—	—
Total loss recognized for fair value hedging relationships	$(1.8)	$—	$—	$—

Gains (losses) on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$5.0	$—	$(0.1)	$—

Foreign exchange contracts:
Amounts related to periodic settlements on derivatives	2.0	—	—	—
Total gain (loss) recognized for cash flow hedging relationships	$7.0	$—	$(0.1)	$—

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

	For the three months ended September 30, 2018
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	(losses) related to	expenses
	of fixed	hedges of fixed	related to	Operating
	maturities,	maturities,	hedges of	expenses
	available-	available-	investment	related to
	for-sale	for-sale	contracts	hedges of debt
	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$919.4	$(5.5)	$2,642.1	$1,105.0

Losses on fair value hedging relationships:
Interest rate contracts:
Loss recognized on hedged item	$—	$(2.4)	$—	$—
Gain recognized on derivatives	—	2.3	—	—
Amortization of hedged item basis adjustments	(1.6)	—	—	—
Amounts related to periodic settlements on derivatives	(1.2)	—	—	—
Total loss recognized for fair value hedging relationships	$(2.8)	$(0.1)	$—	$—

Gains (losses) on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$5.1	$—	$—	$(2.7)

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	2.3	—	—
Amounts related to periodic settlements on derivatives	1.5	—	—	—
Total gain (loss) recognized for cash flow hedging relationships	$6.6	$2.3	$—	$(2.7)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

	For the nine months ended September 30, 2019
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	related to	expenses
	of fixed	hedges of fixed	related to	Operating
	maturities,	maturities,	hedges of	expenses
	available-	available-	investment	related to
	for-sale	for-sale	contracts	hedges of debt
	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$2,994.7	$38.1	$7,481.3	$3,281.3

Losses on fair value hedging relationships:
Interest rate contracts:
Gain recognized on hedged item	$9.4	$—	$—	$—
Loss recognized on derivatives	(9.6)	—	—	—
Amortization of hedged item basis adjustments	(3.4)	—	—	—
Amounts related to periodic settlements on derivatives	(2.4)	—	—	—
Total loss recognized for fair value hedging relationships	$(6.0)	$—	$—	$—

Gains (losses) on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$15.0	$—	$(0.1)	$(4.8)
Gain reclassified from AOCI into net income as a result that a forecasted transaction is no longer probable of occurring	—	0.1	—	—

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	9.5	—	—
Amounts related to periodic settlements on derivatives	5.3	—	—	—
Total gain (loss) recognized for cash flow hedging relationships	$20.3	$9.6	$(0.1)	$(4.8)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

	For the nine months ended September 30, 2018
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	(losses) related to	expenses
	of fixed	hedges of fixed	related to	Operating
	maturities,	maturities,	hedges of	expenses
	available-	available-	investment	related to
	for-sale	for-sale	contracts	hedges of debt
	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$2,710.7	$36.8	$5,752.4	$3,080.1

Losses on fair value hedging relationships:
Interest rate contracts:
Loss recognized on hedged item	$—	$(10.2)	$—	$—
Gain recognized on derivatives	—	9.9	—	—
Amortization of hedged item basis adjustments	(5.1)	—	—	—
Amounts related to periodic settlements on derivatives	(4.9)	—	—	—
Total loss recognized for fair value hedging relationships	$(10.0)	$(0.3)	$—	$—

Gains (losses) on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$15.8	$—	$—	$(7.9)
Gain reclassified from AOCI as a result that a forecasted transaction is no longer probable of occurring	—	0.2	—	—

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	2.5	—	—
Amounts related to periodic settlements on derivatives	4.6	—	(0.1)	—
Total gain (loss) recognized for cash flow hedging relationships	$20.4	$2.7	$(0.1)	$(7.9)

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
September 30, 2019
(Unaudited)

The following table shows the effect of derivatives not designated as hedging instruments, including fair value changes of embedded derivatives that have been bifurcated from the host contract, on the consolidated statements of operations.

	Amount of gain (loss) recognized in		Amount of gain (loss) recognized in
	net income on derivatives for the		net income on derivatives for the
	three months ended September 30,		nine months ended September 30,
Derivatives not designated as hedging instruments	2019	2018	2019	2018
	(in millions)
Interest rate contracts	$211.1	$(33.6)	$372.5	$(101.4)
Foreign exchange contracts	(37.8)	(6.4)	(27.8)	(21.8)
Equity contracts	(2.5)	(46.1)	(93.3)	(104.3)
Credit contracts	—	—	(3.5)	1.3
Other contracts	(187.2)	122.2	(258.6)	238.0
Total	$(16.4)	$36.1	$(10.7)	$11.8

6. Insurance Liabilities

Liability for Unpaid Claims

The liability for unpaid claims is reported in future policy benefits and claims within our consolidated statements of financial position. Activity associated with unpaid claims was as follows:

	For the nine months ended September 30,
	2019	2018
	(in millions)
Balance at beginning of period	$2,252.7	$2,130.5
Less: reinsurance recoverable	404.3	375.8
Net balance at beginning of period	1,848.4	1,754.7
Incurred:
Current year	1,009.8	939.6
Prior years	19.9	11.1
Total incurred	1,029.7	950.7
Payments:
Current year	624.6	582.6
Prior years	316.5	301.4
Total payments	941.1	884.0
Net balance at end of period	1,937.0	1,821.4
Plus: reinsurance recoverable	404.7	390.9
Balance at end of period	$2,341.7	$2,212.3

Amounts not included in the rollforward above:
Claim adjustment expense liabilities	$56.9	$54.1

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

7. Long-Term Debt

	September 30, 2019
		Net unamortized
		discount,
		premium and
		debt issuance	Carrying
	Principal	costs	amount
	(in millions)
3.3% notes payable, due 2022	$300.0	$(1.2)	$298.8
3.125% notes payable, due 2023	300.0	(1.0)	299.0
3.4% notes payable, due 2025	400.0	(2.7)	397.3
3.1% notes payable, due 2026	350.0	(2.5)	347.5
3.7% notes payable, due 2029	500.0	(6.1)	493.9
6.05% notes payable, due 2036	505.6	(2.5)	503.1
4.625% notes payable, due 2042	300.0	(3.2)	296.8
4.35% notes payable, due 2043	300.0	(3.3)	296.7
4.3% notes payable, due 2046	300.0	(3.3)	296.7
4.7% notes payable, due 2055	400.0	(4.9)	395.1
Non-recourse mortgages and notes payable	137.8	1.2	139.0
Total long-term debt	$3,793.4	$(29.5)	$3,763.9

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

On May 7, 2019, we issued $500.0 million of senior notes. The notes bear interest at 3.7% and will mature in 2029. Interest on the notes is payable semi-annually on May 15 and November 15 each year, beginning on November 15, 2019. The proceeds from these notes, along with available cash, were used to fund the acquisition of the Acquired Business.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

8. Income Taxes

Effective Income Tax Rate

Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
U.S. corporate income tax rate	21%	21%	21%	21%
Dividends received deduction	(6)	(3)	(5)	(3)
Tax credits	(3)	(2)	(3)	(3)
Impact of equity method presentation	(2)	—	(1)	(1)
Impact of the Tax Cuts and Jobs Act	(1)	(2)	—	(3)
Local country permanent tax adjustments	5	3	1	1
State income taxes	2	2	1	1
Other	2	—	1	1
Effective income tax rate	18%	19%	15%	14%

Unrecognized Tax Benefits

Our changes in unrecognized tax benefits were as follows:

	For the nine months ended	For the year ended
	September 30, 2019	December 31, 2018
	(in millions)
Balance at beginning of period	$42.1	$194.1
Additions based on tax positions related to the current year	—	0.8
Additions for tax positions of prior years	23.2	43.7
Reductions for tax positions related to the current year	(2.7)	(10.6)
Reductions for tax positions of prior years	(0.5)	(23.2)
Settlements	—	(162.7)
Balance at end of period	$62.1	$42.1

Deferred tax liabilities are recognized for taxes payable on the unremitted earnings from foreign operations of our subsidiaries, except where it is our intention to indefinitely reinvest a portion or all of these undistributed earnings. During the second quarter of 2019, foreign undistributed earnings of $250.0 million previously indefinitely reinvested were repatriated from the United Kingdom. No applicable taxes were recorded with the distribution nor were there any further changes to our repatriation and reinvestment plans.

9. Employee and Agent Benefits

Components of Net Periodic Benefit Cost

			Other postretirement
	Pension benefits		benefits
	For the three months ended		For the three months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Service cost	$16.3	$18.3	$—	$—
Interest cost	30.8	29.8	0.9	0.9
Expected return on plan assets	(38.5)	(39.2)	(8.3)	(8.4)
Amortization of prior service benefit	(4.2)	(0.8)	(0.3)	(3.5)
Recognized net actuarial (gain) loss	18.1	17.0	—	(0.4)
Net periodic benefit cost (income)	$22.5	$25.1	$(7.7)	$(11.4)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

			Other postretirement
	Pension benefits		benefits
	For the nine months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Service cost	$49.8	$54.8	$—	$—
Interest cost	95.7	89.6	2.8	2.6
Expected return on plan assets	(110.4)	(117.7)	(24.9)	(25.2)
Amortization of prior service benefit	(7.1)	(2.5)	(0.9)	(10.4)
Recognized net actuarial (gain) loss	52.2	50.8	—	(1.1)
Net periodic benefit cost (income)	$80.2	$75.0	$(23.0)	$(34.1)

The components of net periodic benefit cost including the service cost component are included in operating expenses on the consolidated statements of operations.

During the second quarter of 2019, we amended The Principal Pension Plan and The Principal Financial Group Nonqualified Defined Benefit Plan for Employees to end traditional benefit accruals as of December 31, 2022, and begin cash balance accruals January 1, 2023. We remeasured the associated plan assets and pension benefit obligations as of May 31, 2019, resulting in a net actuarial loss of $59.0 million and a total plan amendment gain of $122.4 million. The net actuarial loss is composed of an increase in benefit obligation of $237.6 million resulting from the reduction in discount rate compared to December 31, 2018, partially offset by a $178.6 million asset gain. The net plan amendment gain was recorded in AOCI and will be amortized over the average future working lifetimes of the plans.

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. It is too early to determine, but we do not anticipate that we will be required to fund a minimum required contribution under ERISA. Regardless, it is possible that we may fund the qualified and nonqualified pension plans in 2019 for a combined total of up to $25.0 million. During the three and nine months ended September 30, 2019, we contributed $5.7 million and $17.1 million to these plans, respectively.

10. Contingencies, Guarantees, Indemnifications and Leases

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

As of September 30, 2019, we had no litigation or regulatory contingencies for which we believe disclosure is appropriate.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. The terms of these agreements range in duration and often are not explicitly defined. The maximum exposure under these agreements as of September 30, 2019, was approximately $118.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period. Furthermore, in connection with contingent funding agreements, we are required to purchase any principal and interest strips of U.S. Treasury securities that are due and not paid from the associated unconsolidated trusts. The maximum exposure under these agreements as of September 30, 2019, was $750.0 million.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

The lease assets and liabilities were as follows:

September 30, 2019
(in millions)
Assets
Operating lease assets (1)	$190.3
Finance lease assets (1)	33.2
Total lease assets	$223.5

Liabilities
Operating lease liabilities (2)	$198.5
Finance lease liabilities (2)	33.5
Total lease liabilities	$232.0

(1)	Operating and finance lease assets are primarily reported within property and equipment on the consolidated statements of financial position.
(2)	Operating and finance lease liabilities are reported within other liabilities on the consolidated statements of financial position.

The lease cost was as follows:

	For the three months ended	For the nine months ended
	September 30, 2019	September 30, 2019
	(in millions)
Finance lease cost (1):
Amortization of right-of-use assets	$3.8	$10.8
Interest on lease liabilities	0.3	0.8
Operating lease cost (1)	14.0	41.8
Other lease cost (1) (2)	2.0	6.6
Sublease income (3)	(0.5)	(1.3)
Total lease cost	$19.6	$58.7

(1)	Finance, operating and other lease costs are primarily included in operating expenses on the consolidated statements of operations.
(2)	Other lease cost primarily reflects variable and short-term lease costs.
(3)	Sublease income is included in fees and other revenues on the consolidated statements of operations.

The following represents payments due by period for lease obligations:

	Operating leases	Finance leases	Total
	(in millions)
For the twelve months ending September 30:
2020	$52.2	$14.9	$67.1
2021	43.7	11.7	55.4
2022	34.8	5.5	40.3
2023	26.2	1.8	28.0
2024	17.6	0.7	18.3
2025 and thereafter	48.0	0.2	48.2
Total lease payments	222.5	34.8	257.3
Less: interest	24.0	1.3	25.3
Present value of lease liabilities	$198.5	$33.5	$232.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

The weighted-average remaining lease term and weighted-average discount rates were as follows:

For the nine months ended
September 30, 2019
Weighted-average remaining lease term (in years):
Operating leases	6.9
Finance leases	2.7

Weighted-average discount rate:
Operating leases	4.0%
Finance leases	2.8%

11. Stockholders’ Equity

Common Stock Dividends

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018

Dividends declared per common share	$0.55	$0.53	$1.63	$1.56

Reconciliation of Outstanding Common Shares

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Beginning balance	278.6	284.6	279.5	289.0
Shares issued	0.2	0.1	2.4	2.3
Treasury stock acquired	(0.8)	(1.1)	(3.9)	(7.7)
Ending balance	278.0	283.6	278.0	283.6

In February 2016, our Board of Directors authorized a share repurchase program of up to $400.0 million of our outstanding common stock, which was completed in February 2018. In May 2017, our Board of Directors authorized a share repurchase program of up to $250.0 million of our outstanding common stock, which was completed in April 2018. In May 2018, our Board of Directors authorized a share repurchase program of up to $300.0 million of our outstanding common stock, which was completed in December 2018. In November 2018, our Board of Directors authorized a share repurchase program of up to $500.0 million of our outstanding common stock. In the third quarter of 2019, we reinstated the November 2018 share repurchase program, which had previously been suspended. Shares repurchased under these programs are accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders’ equity.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

Other Comprehensive Income (Loss)

	For the three months ended			For the nine months ended
	September 30, 2019			September 30, 2019
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized gains on available-for-sale securities during the period	$1,391.9	$(301.5)	$1,090.4	$5,012.9	$(1,088.9)	$3,924.0
Reclassification adjustment for losses included in net income (1)	3.1	(0.4)	2.7	39.7	(7.6)	32.1
Adjustments for assumed changes in amortization patterns	(60.9)	12.7	(48.2)	(300.6)	63.1	(237.5)
Adjustments for assumed changes in policyholder liabilities	(342.3)	84.5	(257.8)	(1,104.9)	262.6	(842.3)
Net unrealized gains on available-for-sale securities	991.8	(204.7)	787.1	3,647.1	(770.8)	2,876.3

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	6.4	(1.4)	5.0	3.9	(0.8)	3.1
Adjustments for assumed changes in amortization patterns	(0.8)	0.2	(0.6)	(2.0)	0.4	(1.6)
Adjustments for assumed changes in policyholder liabilities	(0.2)	0.1	(0.1)	(0.1)	0.1	—
Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	5.4	(1.1)	4.3	1.8	(0.3)	1.5

Net unrealized gains on derivative instruments during the period	19.9	(4.3)	15.6	24.2	(5.2)	19.0
Reclassification adjustment for gains included in net income (3)	(4.9)	1.1	(3.8)	(19.7)	3.9	(15.8)
Adjustments for assumed changes in amortization patterns	(0.1)	—	(0.1)	2.4	(0.5)	1.9
Adjustments for assumed changes in policyholder liabilities	1.2	(0.2)	1.0	6.0	(1.3)	4.7
Net unrealized gains on derivative instruments	16.1	(3.4)	12.7	12.9	(3.1)	9.8

Foreign currency translation adjustment during the period	(163.0)	5.2	(157.8)	(117.5)	0.4	(117.1)
Reclassification adjustment for losses included in net income (4)	—	—	—	26.1	—	26.1
Foreign currency translation adjustment	(163.0)	5.2	(157.8)	(91.4)	0.4	(91.0)

Unrecognized postretirement benefit obligation during the period	—	—	—	63.4	(17.1)	46.3
Amortization of amounts included in net periodic benefit cost (5)	13.6	(3.6)	10.0	44.2	(11.8)	32.4
Net unrecognized postretirement benefit obligation	13.6	(3.6)	10.0	107.6	(28.9)	78.7

Other comprehensive income	$863.9	$(207.6)	$656.3	$3,678.0	$(802.7)	$2,875.3

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

	For the three months ended			For the nine months ended
	September 30, 2018			September 30, 2018
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized losses on available-for-sale securities during the period	$(282.9)	$54.4	$(228.5)	$(2,364.4)	$492.9	$(1,871.5)
Reclassification adjustment for (gains) losses included in net income (1)	(19.7)	7.0	(12.7)	27.5	(3.0)	24.5
Adjustments for assumed changes in amortization patterns	12.1	(2.5)	9.6	152.5	(32.0)	120.5
Adjustments for assumed changes in policyholder liabilities	41.7	(9.3)	32.4	322.4	(66.7)	255.7
Net unrealized losses on available-for-sale securities	(248.8)	49.6	(199.2)	(1,862.0)	391.2	(1,470.8)

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	2.2	(0.4)	1.8	14.2	(3.0)	11.2
Adjustments for assumed changes in amortization patterns	0.3	(0.1)	0.2	1.6	(0.3)	1.3
Adjustments for assumed changes in policyholder liabilities	—	—	—	(0.5)	0.1	(0.4)
Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	2.5	(0.5)	2.0	15.3	(3.2)	12.1

Net unrealized gains on derivative instruments during the period	3.7	2.8	6.5	12.2	1.0	13.2
Reclassification adjustment for gains included in net income (3)	(4.9)	0.8	(4.1)	(10.6)	1.7	(8.9)
Adjustments for assumed changes in amortization patterns	(1.0)	0.2	(0.8)	(0.1)	—	(0.1)
Adjustments for assumed changes in policyholder liabilities	1.3	(0.2)	1.1	5.5	(1.1)	4.4
Net unrealized gains on derivative instruments	(0.9)	3.6	2.7	7.0	1.6	8.6

Foreign currency translation adjustment	(32.4)	9.5	(22.9)	(212.5)	19.3	(193.2)

Amortization of amounts included in net periodic benefit cost (5)	12.3	(3.6)	8.7	36.8	(10.6)	26.2
Net unrecognized postretirement benefit obligation	12.3	(3.6)	8.7	36.8	(10.6)	26.2

Other comprehensive loss	$(267.3)	$58.6	$(208.7)	$(2,015.4)	$398.3	$(1,617.1)

(1)	Pre-tax reclassification adjustments relating to available-for-sale securities are reported in net realized capital gains (losses) on the consolidated statements of operations.
(2)	Represents the net impact of (1) unrealized gains resulting from reclassification of previously recognized noncredit impairment losses from OCI to net realized capital gains (losses) for fixed maturities with bifurcated OTTI that had additional credit losses or fixed maturities that previously had bifurcated OTTI that have now been sold or are intended to be sold and (2) unrealized losses resulting from reclassification of noncredit impairment losses for fixed maturities with bifurcated OTTI from net realized capital gains (losses) to OCI.
(3)	See Note 5, Derivative Financial Instruments – Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations, for further details.
(4)	Pre-tax reclassification adjustments primarily relate to deconsolidated sponsored investment funds and are reported in net realized capital gains (losses) on the consolidated statements of operations. For the nine months ended September 30, 2019, $5.7 million of this reclassification relates to noncontrolling interest and is reported in net income attributable to noncontrolling interest on the consolidated statements of operations.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

(5)	Amount is comprised of amortization of prior service cost (benefit) and recognized net actuarial (gain) loss, which is reported in operating expenses on the consolidated statements of operations. See Note 9, Employee and Agent Benefits – Components of Net Periodic Benefit Cost, for further details.

Accumulated Other Comprehensive Income (Loss)

		Noncredit
	Net unrealized	component of	Net unrealized	Foreign	Unrecognized	Accumulated
	gains on	impairment losses	gains	currency	postretirement	other
	available-for-sale	on fixed maturities	on derivative	translation	benefit	comprehensive
	securities	available-for-sale	instruments	adjustment	obligation	income (loss)
	(in millions)
Balances as of July 1, 2018	$447.9	$(63.4)	$54.3	$(1,142.2)	$(434.5)	$(1,137.9)
Other comprehensive loss during the period, net of adjustments	(186.5)	—	6.8	(22.3)	—	(202.0)
Amounts reclassified to AOCI	(12.7)	2.0	(4.1)	—	8.7	(6.1)
Other comprehensive loss	(199.2)	2.0	2.7	(22.3)	8.7	(208.1)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(1.6)	—	(1.6)
Balances as of September 30, 2018	$248.7	$(61.4)	$57.0	$(1,166.1)	$(425.8)	$(1,347.6)

Balances as of July 1, 2019	$2,279.1	$(49.9)	$61.5	$(1,198.8)	$(444.2)	$647.7
Other comprehensive income during the period, net of adjustments	784.5	—	16.5	(154.8)	—	646.2
Amounts reclassified from AOCI	2.7	4.3	(3.8)	—	10.0	13.2
Other comprehensive income	787.2	4.3	12.7	(154.8)	10.0	659.4
Balances as of September 30, 2019	$3,066.3	$(45.6)	$74.2	$(1,353.6)	$(434.2)	$1,307.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

		Noncredit
	Net unrealized	component of	Net unrealized	Foreign	Unrecognized	Accumulated
	gains on	impairment losses	gains	currency	postretirement	other
	available-for-sale	on fixed maturities	on derivative	translation	benefit	comprehensive
	securities	available-for-sale	instruments	adjustment	obligation	income (loss)
	(in millions)
Balances as of January 1, 2018	$1,470.7	$(58.3)	$42.7	$(918.5)	$(371.1)	$165.5
Other comprehensive loss during the period, net of adjustments	(1,495.3)	—	17.5	(189.8)	—	(1,667.6)
Amounts reclassified from AOCI	24.5	12.1	(8.9)	—	26.2	53.9
Other comprehensive loss	(1,470.8)	12.1	8.6	(189.8)	26.2	(1,613.7)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(1.6)	—	(1.6)
Effects of implementation of accounting change related to equity investments, net	(1.0)	—	—	—	—	(1.0)
Effects of implementation of accounting change accounting change related to revenue recognition, net	—	—	—	25.6	—	25.6
Effects of implementation of accounting change related to the reclassification of certain tax effects, net	249.8	(15.2)	5.7	(81.8)	(80.9)	77.6
Balances as of September 30, 2018	$248.7	$(61.4)	$57.0	$(1,166.1)	$(425.8)	$(1,347.6)

Balances as of January 1, 2019	$190.0	$(47.1)	$64.4	$(1,259.5)	$(512.9)	$(1,565.1)
Other comprehensive income during the period, net of adjustments	2,844.2	—	25.6	(114.5)	46.3	2,801.6
Amounts reclassified from AOCI	32.1	1.5	(15.8)	20.4	32.4	70.6
Other comprehensive income	2,876.3	1.5	9.8	(94.1)	78.7	2,872.2
Balances as of September 30, 2019	$3,066.3	$(45.6)	$74.2	$(1,353.6)	$(434.2)	$1,307.1

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

Following is a reconciliation of the changes in the redeemable noncontrolling interest (in millions):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Balance at beginning of period	$304.5	$138.9	$391.2	$101.3
Net income attributable to redeemable noncontrolling interest	2.6	2.0	26.9	4.1
Redeemable noncontrolling interest of deconsolidated entities (1)	—	(6.5)	(370.0)	(9.7)
Contributions from redeemable noncontrolling interest	75.7	32.6	373.4	89.0
Distributions to redeemable noncontrolling interest	(10.6)	(9.1)	(56.7)	(24.8)
Purchase of subsidiary shares from redeemable noncontrolling interest	(1.1)	(7.1)	(1.1)	(7.1)
Change in redemption value of redeemable noncontrolling interest	(0.4)	(2.1)	1.3	(2.7)
Stock-based compensation attributable to redeemable noncontrolling interest	—	0.1	0.1	0.1
Other comprehensive income (loss) attributable to redeemable noncontrolling interest	(1.4)	(0.3)	4.2	(1.7)
Balance at end of period	$369.3	$148.5	$369.3	$148.5

(1)	We deconsolidated certain sponsored investment funds as they no longer met the requirements for consolidation.

12. Fair Value Measurements

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
September 30, 2019
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

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of September 30, 2019, less than 1% of our total fixed maturities were Level 3 securities valued using internal pricing models.

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
September 30, 2019
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

Other Investments

Other investments reported at fair value include invested assets of consolidated sponsored investment funds, unconsolidated sponsored investment funds, other investment funds reported at fair value, commercial mortgage loans of consolidated VIEs for which the fair value option was elected, equity method real estate investments for which the fair value option was elected and certain redeemable and nonredeemable preferred stock.

Invested assets of consolidated sponsored investment funds include equity securities, fixed maturities and other investments, for which fair values are determined as previously described, and are reflected in Level 1 and Level 2.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

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

Commercial mortgage loans of a consolidated VIE were valued using the more observable fair value of the liabilities of the consolidated collateralized financing entity (“CCFE”) under the measurement alternative guidance and were reflected in Level 2. The liabilities were affiliated so were not reflected in our consolidated results. The trust was unwound in the third quarter of 2019.

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

The fair value of certain redeemable and nonredeemable preferred stock is based on an internal model using unobservable inputs, which is reflected in Level 3. In 2018, the fair value of redeemable preferred stock was based on observable inputs and was reflected in Level 2.

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

Investment and Universal Life Contracts

Certain universal life, annuity and other investment contracts include embedded derivatives that have been bifurcated from the host contract and are measured at fair value on a recurring basis, which are reflected in Level 3. The key assumptions for calculating the fair value of the embedded derivative liabilities are market assumptions (such as equity market returns, interest rate levels, market volatility and correlations) and policyholder behavior assumptions (such as lapse, mortality, utilization and withdrawal patterns). Risk margins are included in the policyholder behavior assumptions. The assumptions are based on a combination of historical data and actuarial judgment. The embedded derivative liabilities are valued using models that incorporate a spread reflecting our own creditworthiness.

The assumption for our own non-performance risk for investment contracts and any embedded derivatives bifurcated from certain universal life, annuity and investment contracts is based on the current market credit spreads for debt-like instruments we have issued and are available in the market.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2019
	Assets/	Amount
	(liabilities)	measured at
	measured at	net asset	Fair value hierarchy level
	fair value	value (4)	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,745.9	$—	$1,324.0	$421.9	$—
Non-U.S. governments	1,025.7	—	1.6	1,020.6	3.5
States and political subdivisions	7,377.2	—	—	7,377.2	—
Corporate	39,513.0	—	18.8	39,451.1	43.1
Residential mortgage-backed securities	2,516.3	—	—	2,516.3	—
Commercial mortgage-backed securities	4,882.6	—	—	4,868.8	13.8
Collateralized debt obligations (1)	2,922.6	—	—	2,841.4	81.2
Other debt obligations	8,087.9	—	—	7,994.1	93.8
Total fixed maturities, available-for-sale	68,071.2	—	1,344.4	66,491.4	235.4
Fixed maturities, trading	673.0	—	—	672.6	0.4
Equity securities	1,907.3	—	655.1	1,252.2	—
Derivative assets (2)	374.2	—	—	336.9	37.3
Other investments	891.3	79.6	235.1	542.7	33.9
Cash equivalents	1,991.5	—	59.9	1,931.6	—
Sub-total excluding separate account assets	73,908.5	79.6	2,294.5	71,227.4	307.0
Separate account assets	161,046.7	131.7	91,803.6	60,350.5	8,760.9
Total assets	$234,955.2	$211.3	$94,098.1	$131,577.9	$9,067.9

Liabilities
Investment and universal life contracts (3)	$(320.8)	$—	$—	$—	$(320.8)
Derivative liabilities (2)	(183.2)	—	—	(162.8)	(20.4)
Other liabilities (3)	(97.8)	—	—	(97.8)	—
Total liabilities	$(601.8)	$—	$—	$(260.6)	$(341.2)

Net assets	$234,353.4	$211.3	$94,098.1	$131,317.3	$8,726.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

	December 31, 2018
	Assets/	Amount
	(liabilities)	measured at
	measured at	net asset	Fair value hierarchy level
	fair value	value (4)	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,441.0	$—	$1,027.8	$413.2	$—
Non-U.S. governments	890.5	—	2.7	883.2	4.6
States and political subdivisions	6,225.7	—	—	6,225.7	—
Corporate	35,539.3	—	19.2	35,462.2	57.9
Residential mortgage-backed securities	2,460.6	—	—	2,460.6	—
Commercial mortgage-backed securities	3,945.6	—	—	3,936.1	9.5
Collateralized debt obligations (1)	2,420.8	—	—	2,412.5	8.3
Other debt obligations	7,185.0	—	—	7,126.5	58.5
Total fixed maturities, available-for-sale	60,108.5	—	1,049.7	58,920.0	138.8
Fixed maturities, trading	636.1	—	—	636.1	—
Equity securities	1,843.7	—	661.2	1,182.5	—
Derivative assets (2)	194.0	—	—	175.4	18.6
Other investments	828.6	75.4	125.9	610.1	17.2
Cash equivalents	1,775.9	—	46.3	1,729.6	—
Sub-total excluding separate account assets	65,386.8	75.4	1,883.1	63,253.7	174.6
Separate account assets	144,987.9	124.6	79,572.0	56,675.8	8,615.5
Total assets	$210,374.7	$200.0	$81,455.1	$119,929.5	$8,790.1

Liabilities
Investment and universal life contracts (3)	$(45.2)	$—	$—	$—	$(45.2)
Derivative liabilities (2)	(157.1)	—	—	(141.6)	(15.5)
Other liabilities (3)	(91.5)	—	—	(91.5)	—
Total liabilities	$(293.8)	$—	$—	$(233.1)	$(60.7)

Net assets	$210,080.9	$200.0	$81,455.1	$119,696.4	$8,729.4

(1)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
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

(4)

Certain investments are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy. Other investments using the NAV practical expedient consist of certain fund interests that are restricted until maturity with unfunded commitments totaling $21.2 million and $32.0 million as of September 30, 2019 and December 31, 2018, respectively. Separate account assets using the NAV practical expedient consist of hedge funds with varying investment strategies that also have a variety of redemption terms and conditions. We do not have unfunded commitments associated with these hedge funds.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows:

	For the three months ended September 30, 2019
		Total realized/unrealized						Changes in
	Beginning	gains (losses)		Net			Ending	unrealized
	asset/			purchases,			asset/	gains (losses)
	(liability)			sales,			(liability)	included in
	balance	Included in	Included in	issuances			balance	net income
	as of	net	other	and	Transfers	Transfers	as of	relating to
	July 1,	income	comprehensive	settlements	into	out of	September 30,	positions still
	2019	(1)	income (3)	(4)	Level 3	Level 3	2019	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$3.9	$—	$—	$(0.4)	$—	$—	$3.5	$—
Corporate	44.7	—	0.3	(1.9)	—	—	43.1	—
Commercial mortgage-backed securities	13.1	—	0.6	0.1	—	—	13.8	—
Collateralized debt obligations	34.8	—	0.4	46.0	—	—	81.2	—
Other debt obligations	59.9	—	(0.6)	41.8	—	(7.3)	93.8	—
Total fixed maturities, available-for-sale	156.4	—	0.7	85.6	—	(7.3)	235.4	—
Fixed maturities,trading	0.5	—	—	(0.1)	—	—	0.4	—
Other investments	29.1	—	—	4.8	—	—	33.9	—
Separate account assets (2)	8,689.8	233.1	—	(162.0)	—	—	8,760.9	188.3

Liabilities
Investment and universal life contracts	(118.7)	(180.1)	0.2	(22.2)	—	—	(320.8)	(180.8)

Derivatives
Net derivative assets (liabilities)	15.8	1.0	—	0.1	—	—	16.9	1.5

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

	For the three months ended September 30, 2018
		Total realized/unrealized						Changes in
	Beginning	gains (losses)		Net			Ending	unrealized
	asset/			purchases,			asset/	gains (losses)
	(liability)			sales,			(liability)	included in
	balance	Included in	Included in	issuances			balance	net income
	as of	net	other	and	Transfers	Transfers	as of	relating to
	July 1,	income	comprehensive	settlements	into	out of	September 30,	positions still
	2018	(1)	income (3)	(4)	Level 3	Level 3	2018	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$6.6	$—	$—	$(0.4)	$—	$(1.3)	$4.9	$—
Corporate	86.0	(0.8)	0.2	(11.2)	—	(9.5)	64.7	(1.0)
Commercial mortgage-backed securities	10.1	—	(0.3)	—	—	—	9.8	—
Collateralized debt obligations	80.2	(0.2)	(0.2)	64.4	42.5	(68.1)	118.6	(0.1)
Other debt obligations	94.8	—	(0.5)	3.0	—	(48.9)	48.4	—
Total fixed maturities, available-for-sale	277.7	(1.0)	(0.8)	55.8	42.5	(127.8)	246.4	(1.1)
Fixed maturities, trading	3.7	—	—	—	—	(3.7)	—	—
Other investments	13.2	(0.1)	—	4.1	—	—	17.2	—
Separate account assets (2)	8,291.5	315.6	0.4	(88.4)	2.3	(36.2)	8,485.2	304.4

Liabilities
Investment and universal life contracts	(42.8)	122.0	(0.1)	2.8	—	—	81.9	121.6

Derivatives
Net derivative assets (liabilities)	5.4	(5.2)	—	0.8	—	—	1.0	(5.0)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

	For the nine months ended September 30, 2019
		Total realized/unrealized						Changes in
	Beginning	gains (losses)		Net			Ending	unrealized
	asset/			purchases,			asset/	gains (losses)
	(liability)			sales,			(liability)	included in
	balance	Included	Included in	issuances			balance	net income
	as of	in net	other	and	Transfers	Transfers	as of	relating to
	January 1,	income	comprehensive	settlements	into	out of	September 30,	positions still
	2019	(1)	income (3)	(4)	Level 3	Level 3	2019	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$4.6	$—	$—	$(1.1)	$—	$—	$3.5	$—
Corporate	57.9	—	0.7	(15.5)	—	—	43.1	—
Commercial mortgage-backed securities	9.5	(3.2)	3.8	2.3	3.7	(2.3)	13.8	(2.3)
Collateralized debt obligations	8.3	(2.5)	0.7	44.7	30.0	—	81.2	(2.5)
Other debt obligations	58.5	—	1.0	67.6	—	(33.3)	93.8	—
Total fixed maturities, available-for-sale	138.8	(5.7)	6.2	98.0	33.7	(35.6)	235.4	(4.8)
Fixed maturities, trading	—	—	—	0.4	—	—	0.4	—
Other investments	17.2	2.3	—	4.4	10.0	—	33.9	2.3
Separate account assets (2)	8,615.5	546.6	0.1	(228.1)	—	(173.2)	8,760.9	505.6

Liabilities
Investment and universal life contracts	(45.2)	(252.0)	0.1	(23.7)	—	—	(320.8)	(251.1)

Derivatives
Net derivative assets (liabilities)	3.1	6.0	—	7.8	—	—	16.9	10.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

	For the nine months ended September 30, 2018
		Total realized/unrealized						Changes in
	Beginning	gains (losses)		Net			Ending	unrealized
	asset/			purchases,			asset/	gains (losses)
	(liability)			sales,			(liability)	included in
	balance	Included	Included in	issuances			balance	net income
	as of	in net	other	and	Transfers	Transfers	as of	relating to
	January 1,	income	comprehensive	settlements	into	out of	September 30,	positions still
	2018	(1)	income (3)	(4)	Level 3	Level 3	2018	held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$7.4	$—	$(0.1)	$(1.1)	$—	$(1.3)	$4.9	$—
Corporate	128.0	0.3	(0.1)	(14.8)	1.0	(49.7)	64.7	(1.0)
Commercial mortgage-backed securities	10.6	(2.5)	0.2	(0.1)	2.5	(0.9)	9.8	—
Collateralized debt obligations	125.0	(0.8)	0.4	66.7	54.6	(127.3)	118.6	(0.7)
Other debt obligations	2.3	—	(0.3)	95.3	—	(48.9)	48.4	—
Total fixed maturities, available-for-sale	273.3	(3.0)	0.1	146.0	58.1	(228.1)	246.4	(1.7)
Fixed maturities, trading	—	—	—	3.7	—	(3.7)	—	—
Equity securities	2.7	12.9	—	(15.6)	—	—	—	—
Other investments	6.5	1.7	—	9.0	—	—	17.2	1.8
Separate account assets (2)	7,651.4	725.4	(0.2)	142.9	2.3	(36.6)	8,485.2	696.0

Liabilities
Investment and universal life contracts	(160.3)	237.7	—	4.5	—	—	81.9	237.7

Derivatives
Net derivative assets (liabilities)	18.1	(21.3)	—	4.2	—	—	1.0	(20.3)

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

(4)	Gross purchases, sales, issuances and settlements were:

	For the three months ended September 30, 2019
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$—	$—	$—	$(0.4)	$(0.4)
Corporate	0.5	(0.6)	—	(1.8)	(1.9)
Commercial mortgage-backed securities	—	—	—	0.1	0.1
Collateralized debt obligations	47.0	—	—	(1.0)	46.0
Other debt obligations	45.9	—	—	(4.1)	41.8
Total fixed maturities, available-for-sale	93.4	(0.6)	—	(7.2)	85.6
Fixed maturities, trading	—	—	—	(0.1)	(0.1)
Other investments	4.8	—	—	—	4.8
Separate account assets (5)	94.3	(307.2)	(30.7)	81.6	(162.0)

Liabilities
Investment and universal life contracts	—	—	(24.0)	1.8	(22.2)

Derivatives
Net derivative assets (liabilities)	—	0.1	—	—	0.1

	For the three months ended September 30, 2018
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$—	$—	$—	$(0.4)	$(0.4)
Corporate	0.6	(5.7)	—	(6.1)	(11.2)
Collateralized debt obligations	65.5	—	—	(1.1)	64.4
Other debt obligations	4.4	—	—	(1.4)	3.0
Total fixed maturities, available-for-sale	70.5	(5.7)	—	(9.0)	55.8
Other investments	4.1	—	—	—	4.1
Separate account assets (5)	42.0	(276.0)	(28.0)	173.6	(88.4)

Liabilities
Investment and universal life contracts	—	—	1.4	1.4	2.8

Derivatives
Net derivative assets (liabilities)	(0.1)	0.9	—	—	0.8

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

	For the nine months ended September 30, 2019
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$—	$—	$—	$(1.1)	$(1.1)
Corporate	6.2	(1.0)	—	(20.7)	(15.5)
Commercial mortgage-backed securities	2.4	—	—	(0.1)	2.3
Collateralized debt obligations	47.0	—	—	(2.3)	44.7
Other debt obligations	72.7	—	—	(5.1)	67.6
Total fixed maturities, available-for-sale	128.3	(1.0)	—	(29.3)	98.0
Fixed maturities, trading	0.5	—	—	(0.1)	0.4
Other investments	9.3	(4.9)	—	—	4.4
Separate account assets (5)	214.3	(521.7)	(234.5)	313.8	(228.1)

Liabilities
Investment and universal life contracts	—	—	(28.8)	5.1	(23.7)

Derivatives
Net derivative assets (liabilities)	—	7.8	—	—	7.8

	For the nine months ended September 30, 2018
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$—	$—	$—	$(1.1)	$(1.1)
Corporate	12.6	(9.9)	—	(17.5)	(14.8)
Commercial mortgage-backed securities	—	—	—	(0.1)	(0.1)
Collateralized debt obligations	93.6	—	—	(26.9)	66.7
Other debt obligations	98.8	—	—	(3.5)	95.3
Total fixed maturities, available-for-sale	205.0	(9.9)	—	(49.1)	146.0
Fixed maturities, trading	3.7	—	—	—	3.7
Equity securities	—	(15.6)	—	—	(15.6)
Other investments	9.0	—	—	—	9.0
Separate account assets (5)	613.8	(504.5)	(133.5)	167.1	142.9

Liabilities
Investment and universal life contracts	—	—	1.6	2.9	4.5

Derivatives
Net derivative assets (liabilities)	1.8	2.4	—	—	4.2

(5)	Issuances and settlements include amounts related to mortgage encumbrances associated with real estate in our separate accounts.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels were as follows:

	For the three months ended September 30, 2019
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
Other debt obligations	$—	$—	$—	$—	$—	$7.3
Total fixed maturities, available-for-sale	—	—	—	—	—	7.3

	For the three months ended September 30, 2018
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$—	$—	$—	$—	$—	$1.3
Corporate	—	—	—	—	—	9.5
Collateralized debt obligations	—	—	—	42.5	—	68.1
Other debt obligations	—	—	—	—	—	48.9
Total fixed maturities, available-for-sale	—	—	—	42.5	—	127.8
Fixed maturities, trading	—	—	—	—	—	3.7
Separate account assets	0.7	—	—	2.3	—	36.2

	For the nine months ended September 30, 2019
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$—	$—	$1.1	$—	$—	$—
Commercial mortgage-backed securities	—	—	—	3.7	—	2.3
Collateralized debt obligations	—	—	—	30.0	—	—
Other debt obligations	—	—	—	—	—	33.3
Total fixed maturities, available-for-sale	—	—	1.1	33.7	—	35.6
Other investments	—	—	—	10.0	—	—
Separate account assets	102.7	—	—	—	—	173.2

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

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

Separate account assets transferred from Level 1 to Level 2 during the nine months ended September 30, 2019, included certain separate accounts we now value using the unit trust approved pooled investment fund (“APIF”) as the unit of account that were previously valued using the underlying investments of the unit trust APIF. Separate account assets transferred from Level 1 to Level 2 during the nine months ended September 30, 2018, primarily included cash equivalents as a result of additional analysis to clarify the source of the price.

Assets transferred into Level 3 during the three and nine months ended September 30, 2019 and 2018, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations. In addition, other investments transferred from Level 2 into Level 3 during the nine months ended September 30, 2019, included certain redeemable preferred stock for which at least one significant unobservable input is now used to determine fair value.

Assets transferred out of Level 3 during the nine months ended September 30, 2019, primarily included certain separate accounts we now value using the unit trust APIF as the unit of account that were previously valued using the underlying investments of the unit trust APIF. Assets transferred out of Level 3 during the three and nine months ended September 30, 2018, primarily included those assets for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

	September 30, 2019
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of				Weighted
	fair value	technique(s)	input description	inputs				average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$3.5	Discounted cash flow	Discount rate (1)			2.4%		2.4%
			Illiquidity premium			50	basis points ("bps")	50	bps
			Comparability adjustment			(25)	bps	(25)	bps
Corporate	31.1	Discounted cash flow	Discount rate (1)	2.1	% -	5.7%		2.8%
			Illiquidity premium	0	bps -	130	bps	51	bps
Commercial mortgage-backed securities	2.9	Discounted cash flow	Probability of default			100.0%		100.0%
			Potential loss severity			43.8%		43.8%
Other debt obligations	1.8	Discounted cash flow	Discount rate (1)			5.0%		5.0%
			Illiquidity premium			500	bps	500	bps
Separate account assets	8,761.0	Discounted cash flow - mortgage loans	Discount rate (1)			3.0%		3.0%
			Illiquidity premium			60	bps	60	bps
			Credit spread rate			133	bps	133	bps
		Discounted cash flow - real estate	Discount rate (1)	4.8	% -	12.0%		6.7%
			Terminal capitalization rate	4.5	% -	9.3%		5.7%
			Average market rent growth rate	2.0	% -	4.6%		3.0%
		Discounted cash flow - real estate debt	Loan to value	11.0	% -	81.4%		46.3%
			Market interest rate	3.4	% -	6.0%		3.6%

Liabilities
Investment and universal life contracts (5)	(320.8)	Discounted cash flow	Long duration interest rate	1.6	% -	1.7	% (2)
			Long-term equity market volatility	16.9	% -	26.2%
			Non-performance risk	0.4	% -	1.5%
			Utilization rate	See note (3)
			Lapse rate	0.0	% -	18.0%
			Mortality rate	See note (4)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

	December 31, 2018
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of				Weighted
	fair value	technique(s)	input description	inputs				average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$4.6	Discounted cash flow	Discount rate (1)			3.2%		3.2%
			Illiquidity premium			50	bps	50	bps
			Comparability adjustment			(25)	bps	(25)	bps
Corporate	25.4	Discounted cash flow	Discount rate (1)	3.3	% -	4.5%		3.9%
			Illiquidity premium	0	bps -	60	bps	36	bps
Other debt obligations	1.7	Discounted cash flow	Discount rate (1)			5.0%		5.0%
			Illiquidity premium			500	bps	500	bps
Separate account assets	8,440.8	Discounted cash flow - mortgage loans	Discount rate (1)	3.3	% -	4.7%		4.2%
			Illiquidity premium	0	bps -	60	bps	56	bps
			Credit spread rate	85	bps -	172	bps	168	bps
		Discounted cash flow - real estate	Discount rate (1)	5.6	% -	11.5%		6.7%
			Terminal capitalization rate	4.3	% -	9.3%		5.8%
			Average market rent growth rate	2.0	% -	4.7%		2.9%
		Discounted cash flow - real estate debt	Loan to value	11.0	% -	69.3%		45.9%
			Market interest rate	3.9	% -	6.0%		4.3%

Liabilities
Investment and universal life contracts (5)	(45.2)	Discounted cash flow	Long duration interest rate	2.8	% -	2.9	% (2)
			Long-term equity market volatility	16.7	% -	27.8%
			Non-performance risk	0.6	% -	1.6%
			Utilization rate	See note (3)
			Lapse rate	1.3	% -	16.0%
			Mortality rate	See note (4)

(1)	Represents market comparable interest rate or an index adjusted rate used as the base rate in the discounted cash flow analysis prior to any illiquidity or other adjustments, where applicable.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

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

Embedded derivatives within our investment and universal life contracts liability can be in either an asset or liability position, depending on certain inputs at the reporting date. Increases to an asset or decreases to a liability are described as increases to fair value. Increases or decreases in market volatilities could cause significant decreases or increases, respectively, in the fair value of embedded derivatives in investment contracts. Long duration interest rates are used as the mean return when projecting the growth in the value of associated account value and impact the discount rate used in the discounted future cash flows valuation. The amount of claims will increase if account value is not sufficient to cover guaranteed withdrawals. Increases or decreases in risk-free rates could cause the fair value of the embedded derivative to significantly increase or decrease, respectively. Increases or decreases in our own credit risks, which impact the rates used to discount future cash flows, could significantly increase or decrease, respectively, the fair value of the embedded derivative. All of these changes in fair value would impact net income.

Decreases or increases in the mortality rate assumption could cause the fair value of the embedded derivative to decrease or increase, respectively. Decreases or increases in the overall lapse rate assumption could cause the fair value of the embedded derivative to decrease or increase, respectively. The lapse rate assumption may vary dynamically based on the relationship of the guarantee and associated account value. A stronger or weaker dynamic lapse rate assumption could cause the fair value of the embedded derivative to decrease or increase, respectively. The utilization rate assumption includes how many contractholders will take withdrawals, when they will take them and how much of their benefit they will take. Increases or decreases in the assumption of the number of contractholders taking withdrawals could cause the fair value of the embedded derivative to decrease or increase, respectively. Assuming contractholders take withdrawals earlier or later could cause the fair value of the embedded derivative to decrease or increase, respectively. Assuming contractholders take more or less of their benefit could cause the fair value of the embedded derivative to decrease or increase, respectively.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No significant assets and liabilities were measured at fair value on a nonrecurring basis for the three and nine months ended September 30, 2019 and 2018.

Fair Value Option

We elected fair value accounting for:

●	Certain commercial mortgage loans of a consolidated VIE for which it was not practicable for us to determine the carrying value. The consolidated VIE was unwound in the third quarter of 2019.
●	Certain real estate ventures that are subject to the equity method of accounting because the nature of the investments is to add value to the properties and generate income from the operations of the properties. Other equity method real estate investments are not fair valued because the investments mainly generate income from the operations of the underlying properties.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

The following tables present information regarding the assets and liabilities for which the fair value option was elected.

	September 30, 2019	December 31, 2018
	(in millions)
Commercial mortgage loans of consolidated VIEs (1) (2)
Fair value	$—	$6.4
Aggregate contractual principal	—	6.5

Real estate ventures (1)
Fair value	19.1	17.2

(1)	Reported with other investments in the consolidated statements of financial position.
(2)	None of the loans were more than 90 days past due or in non-accrual status.

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
	(in millions)
Commercial mortgage loans of consolidated VIEs
Change in fair value pre-tax gain (loss) (1) (2)	$0.1	$(0.1)	$0.1	$(0.2)
Interest income (3)	0.1	0.1	0.3	0.5

Real estate ventures
Change in fair value pre-tax gain (4)	—	—	2.3	1.8

(1)	None of the change in fair value related to instrument-specific credit risk.
(2)	Reported in net realized capital gains (losses) on the consolidated statements of operations.
(3)	Reported in net investment income on the consolidated statements of operations and recorded based on the effective interest rates as determined at the closing of the loan.
(4)	Reported in net investment income on the consolidated statements of operations.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	September 30, 2019
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$16,491.6	$17,360.3	$—	$—	$17,360.3
Policy loans	799.1	1,070.7	—	—	1,070.7
Other investments	298.4	306.9	—	200.1	106.8
Cash and cash equivalents	1,206.5	1,206.5	1,127.9	78.6	—
Investment contracts	(32,793.8)	(32,819.6)	—	(4,168.3)	(28,651.3)
Short-term debt	(96.1)	(96.1)	—	(96.1)	—
Long-term debt	(3,763.9)	(4,175.8)	—	(4,038.7)	(137.1)
Separate account liabilities	(147,260.6)	(146,107.8)	—	—	(146,107.8)
Bank deposits (1)	(482.1)	(481.0)	—	(481.0)	—
Cash collateral payable	(183.7)	(183.7)	(183.7)	—	—

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
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

13. Segment Information

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

The Retirement and Income Solutions segment provides retirement and related financial products and services primarily to businesses, their employees and other individuals. The segment is organized into Retirement and Income Solutions – Fee, which includes full service accumulation, trust services, individual variable annuities and revenues and expenses associated with the Acquired Business; and Retirement and Income Solutions – Spread, which includes individual fixed annuities, investment only, pension risk transfer and banking services.

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
September 30, 2019
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

The pre-tax net realized capital gains (losses), as adjusted, excluded from pre-tax operating earnings reflects consolidated U.S. GAAP pre-tax net realized capital gains (losses) excluding the following items that are included in pre-tax operating earnings:

●	Periodic settlements and accruals on derivative instruments not designated as hedging instruments,
●	Certain market value adjustments of derivatives and embedded derivatives and
●	Certain market value adjustments of derivative instruments used to economically hedge embedded derivatives.

Pre-tax net realized capital gains (losses), as adjusted, are further adjusted for:

●	Amortization of hedge accounting book value adjustments for certain discontinued hedges,
●	Certain hedge accounting market value revenue adjustments,
●	Certain market value adjustments to fee revenues,
●	Pre-tax net realized capital gains (losses) adjustments related to equity method investments,
●	Pre-tax net realized capital gains (losses) adjustments related to sponsored investment funds,
●	Recognition of deferred front-end fee revenues for sales charges on retirement and life insurance products and services,
●	Related changes in the amortization pattern of DAC and related actuarial balances,
●	Certain hedge accounting market value expense adjustments and
●	Net realized capital gains (losses) distributed.

Segment operating revenues reflect consolidated U.S. GAAP total revenues excluding:

●	Net realized capital gains (losses), except periodic settlements and accruals on derivatives not designated as hedging instruments and certain market value adjustments of derivative instruments used to economically hedge embedded derivatives, and their impact on:
●	Amortization of hedge accounting book value adjustments for certain discontinued hedges,
●	Certain hedge accounting market value revenue adjustments,
●	Certain market value adjustments to fee revenues,
●	Pre-tax net realized capital gains (losses) adjustments related to equity method investments,
●	Pre-tax net realized capital gains (losses) adjustments related to sponsored investment funds and
●	Recognition of deferred front-end fee revenues for sales charges on retirement and life insurance products and services.
●	Pre-tax other adjustments and income taxes of equity method investments and
●	Pre-tax other adjustments management believes are not indicative of overall operating trends.

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
September 30, 2019
(Unaudited)

The following tables summarize select financial information by segment, including operating revenues for our products and services, and reconcile segment totals to those reported in the consolidated financial statements:

	September 30, 2019	December 31, 2018
	(in millions)
Assets:
Retirement and Income Solutions	$186,731.2	$163,833.6
Principal Global Investors	2,238.9	2,301.0
Principal International	48,927.4	46,701.2
U.S. Insurance Solutions	27,838.4	25,388.2
Corporate	4,502.5	4,812.1
Total consolidated assets	$270,238.4	$243,036.1

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Operating revenues by segment:
Retirement and Income Solutions:
Retirement and Income Solutions – Fee	$559.4	$454.0	$1,440.7	$1,348.3
Retirement and Income Solutions – Spread	2,013.7	1,980.7	5,183.9	3,715.2
Total Retirement and Income Solutions (1)	2,573.1	2,434.7	6,624.6	5,063.5
Principal Global Investors (2)	369.9	632.8	1,068.4	1,380.9
Principal International	404.6	287.4	1,196.7	1,060.1
U.S. Insurance Solutions:
Specialty Benefits insurance	629.8	591.3	1,857.4	1,728.9
Individual Life insurance	562.8	441.9	1,490.7	1,325.2
Eliminations	—	—	(0.1)	(0.1)
Total U.S. Insurance Solutions	1,192.6	1,033.2	3,348.0	3,054.0
Corporate	(16.4)	(21.4)	(31.0)	(38.4)
Total segment operating revenues	4,523.8	4,366.7	12,206.7	10,520.1
Net realized capital gains (losses), net of related revenue adjustments	(46.6)	(20.2)	23.9	(11.8)
Adjustments related to equity method investments	(18.8)	1.6	(55.7)	(41.7)
Total revenues per consolidated statements of operations	$4,458.4	$4,348.1	$12,174.9	$10,466.6

Pre-tax operating earnings (losses) by segment:
Retirement and Income Solutions	$169.7	$266.8	$666.5	$738.3
Principal Global Investors	123.0	216.8	339.3	459.7
Principal International	108.9	37.0	313.2	214.8
U.S. Insurance Solutions	120.1	125.7	377.1	354.0
Corporate	(102.1)	(52.9)	(284.6)	(191.2)
Total segment pre-tax operating earnings	419.6	593.4	1,411.5	1,575.6
Pre-tax net realized capital losses, as adjusted (3)	(60.2)	(27.9)	(43.2)	(2.9)
Adjustments related to equity method investments and noncontrolling interest	(13.7)	3.6	(46.3)	(31.2)
Income before income taxes per consolidated statements of operations	$345.7	$569.1	$1,322.0	$1,541.5

(1)	Reflects inter-segment revenues of $92.2 million and $103.9 million for the three months ended September 30, 2019 and 2018, respectively, $266.4 million and $304.5 million for the nine months ended September 30, 2019 and 2018, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

(2)	Reflects inter-segment revenues of $67.5 million and $69.2 million for the three months ended September 30, 2019 and 2018, respectively, $195.2 million and $199.2 million for the nine months ended September 30, 2019 and 2018, respectively.
(3)	Pre-tax net realized capital gains (losses), as adjusted, is derived as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Net realized capital gains (losses):
Net realized capital gains (losses)	$(42.4)	$(5.5)	$38.1	$36.8
Derivative and hedging-related revenue adjustments	(17.9)	(15.8)	(50.8)	(48.5)
Market value adjustments to fee revenues	—	—	—	0.1
Adjustments related to equity method investments	1.7	(0.9)	2.5	(4.9)
Adjustments related to sponsored investment funds	6.2	2.9	21.0	8.0
Recognition of front-end fee revenue	5.8	(0.9)	13.1	(3.3)
Net realized capital gains (losses), net of related revenue adjustments	(46.6)	(20.2)	23.9	(11.8)
Amortization of deferred acquisition costs and other actuarial balances	(34.6)	5.9	(80.1)	12.7
Capital gains distributed	(30.0)	(17.7)	(53.9)	(15.4)
Market value adjustments of embedded derivatives	51.0	4.1	66.9	11.6
Pre-tax net realized capital losses, as adjusted (a)	$(60.2)	$(27.9)	$(43.2)	$(2.9)

(a)	As adjusted before noncontrolling interest capital gains (losses).

14. Revenues from Contracts with Customers

The following tables summarize disaggregation of revenues from contracts with customers, including select financial information by segment, and reconcile totals to those reported in the consolidated financial statements. Revenues from contracts with customers are included in fees and other revenues on the consolidated statements of operations.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Revenue from contracts with customers by segment:
Retirement and Income Solutions:
Retirement and Income Solutions – Fee	$156.0	$63.7	$278.3	$192.3
Retirement and Income Solutions – Spread	2.3	2.8	7.5	8.2
Total Retirement and Income Solutions	158.3	66.5	285.8	200.5
Principal Global Investors	362.8	623.4	1,041.3	1,354.8
Principal International	114.8	118.0	345.9	362.2
U.S. Insurance Solutions:
Specialty Benefits insurance	3.8	3.6	11.1	11.1
Individual Life insurance	12.8	11.0	37.4	30.2
Eliminations	—	—	(0.1)	(0.1)
Total U.S. Insurance Solutions	16.6	14.6	48.4	41.2
Corporate	39.5	40.2	119.0	121.1
Total segment revenue from contracts with customers	692.0	862.7	1,840.4	2,079.8
Adjustments for fees and other revenues not within the scope of revenue recognition guidance (1)	532.2	400.0	1,356.6	1,209.1
Pre-tax other adjustments (2)	5.8	(0.9)	13.1	(3.2)
Total fees and other revenues per consolidated statements of operations	$1,230.0	$1,261.8	$3,210.1	$3,285.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

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

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Administrative service fee revenue	$155.5	$63.2	$277.0	$191.1
Other fee revenue	0.5	0.5	1.3	1.2
Total revenues from contracts with customers	156.0	63.7	278.3	192.3
Fees and other revenues not within the scope of revenue recognition guidance	301.2	288.3	854.6	857.5
Total fees and other revenues	457.2	352.0	1,132.9	1,049.8
Premiums and other considerations	1.0	1.1	2.7	3.5
Net investment income	101.2	100.9	305.1	295.0
Total operating revenues	$559.4	$454.0	$1,440.7	$1,348.3

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Deposit account fee revenue	$2.3	$2.8	$7.5	$8.2
Total revenues from contracts with customers	2.3	2.8	7.5	8.2
Fees and other revenues not within the scope of revenue recognition guidance	2.6	3.4	11.7	9.0
Total fees and other revenues	4.9	6.2	19.2	17.2
Premiums and other considerations	1,499.3	1,495.7	3,628.3	2,339.1
Net investment income	509.5	478.8	1,536.4	1,358.9
Total operating revenues	$2,013.7	$1,980.7	$5,183.9	$3,715.2

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

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Management fee revenue	$315.3	$317.6	$912.3	$946.1
Other fee revenue (1)	47.5	305.8	129.0	408.7
Total revenues from contracts with customers	362.8	623.4	1,041.3	1,354.8
Fees and other revenues not within the scope of revenue recognition guidance	5.1	8.4	19.8	22.4
Total fees and other revenues	367.9	631.8	1,061.1	1,377.2
Net investment income	2.0	1.0	7.3	3.7
Total operating revenues	$369.9	$632.8	$1,068.4	$1,380.9

(1)	During the third quarter of 2018, we recognized a $253.1 million accelerated performance fee resulting from the realignment of a real estate investment team.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

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

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Management fee revenue	$114.0	$117.2	$343.8	$359.1
Other fee revenue	0.8	0.8	2.1	3.1
Total revenues from contracts with customers	114.8	118.0	345.9	362.2
Fees and other revenues not within the scope of revenue recognition guidance	1.6	1.7	5.0	5.5
Total fees and other revenues	116.4	119.7	350.9	367.7
Premiums and other considerations	115.8	55.6	342.8	255.1
Net investment income	172.4	112.1	503.0	437.3
Total operating revenues	$404.6	$287.4	$1,196.7	$1,060.1

Revenues from contracts with customers by region:
Latin America	$87.0	$92.0	$263.7	$281.0
Asia	27.8	26.0	82.4	81.4
Principal International corporate / regional offices	0.3	0.2	0.7	0.8
Eliminations	(0.3)	(0.2)	(0.9)	(1.0)
Total revenues from contracts with customers	$114.8	$118.0	$345.9	$362.2

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Specialty Benefits insurance:
Administrative service fees	$3.8	$3.6	$11.1	$11.1
Total revenues from contracts with customers	3.8	3.6	11.1	11.1
Fees and other revenues not within the scope of revenue recognition guidance	4.8	5.2	14.6	15.6
Total fees and other revenues	8.6	8.8	25.7	26.7
Premiums and other considerations	579.0	539.2	1,706.5	1,583.9
Net investment income	42.2	43.3	125.2	118.3
Total operating revenues	$629.8	$591.3	$1,857.4	$1,728.9

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Individual Life insurance:
Administrative service fees	$6.1	$5.6	$18.2	$17.2
Commission income	6.7	5.4	19.2	13.0
Total revenues from contracts with customers	12.8	11.0	37.4	30.2
Fees and other revenues not within the scope of revenue recognition guidance	292.1	177.3	674.6	540.7
Total fees and other revenues	304.9	188.3	712.0	570.9
Premiums and other considerations	79.1	80.8	251.7	251.8
Net investment income	178.8	172.8	527.0	502.5
Total operating revenues	$562.8	$441.9	$1,490.7	$1,325.2

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
September 30, 2019
(Unaudited)

The Corporate segment also includes inter-segment eliminations of fees and other revenues. The types of revenues from contracts with customers were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions)
Commission income	$82.0	$78.7	$236.5	$236.2
Other fee revenue	12.5	8.8	32.5	26.0
Eliminations	(55.0)	(47.3)	(150.0)	(141.1)
Total revenues from contracts with customers	39.5	40.2	119.0	121.1
Fees and other revenues not within the scope of revenue recognition guidance	(75.2)	(84.3)	(223.7)	(241.6)
Total fees and other revenues	(35.7)	(44.1)	(104.7)	(120.5)
Net investment income	19.3	22.7	73.7	82.1
Total operating revenues	$(16.4)	$(21.4)	$(31.0)	$(38.4)

Contract Costs

Sales compensation and other incremental costs of obtaining a contract are capitalized and amortized over the period of contract benefit if the costs are expected to be recovered. The contract cost asset, which is included in other assets on the consolidated statements of financial position, was $149.4 million and $137.6 million as of September 30, 2019 and December 31, 2018, respectively.

We apply the practical expedient for certain costs where we recognize the incremental costs of obtaining these contracts as an expense when incurred if the amortization period of the assets is one year or less. These costs, along with costs that are not deferrable, are included in operating expenses on the consolidated statements of operations.

Deferred contract costs consist primarily of commissions and variable compensation. We amortize capitalized contract costs on a straight-line basis over the expected contract life, reflecting lapses as they are incurred. Deferred contract costs are subject to impairment testing on an annual basis, or when a triggering event occurs that could warrant an impairment. To the extent future revenues less future maintenance expenses are not adequate to cover the asset balance, an impairment is recognized. Amortization expense of $6.4 million and $6.1 million for the three months ended September 30, 2019 and 2018 and $18.2 million and $17.7 million for the nine months ended September 30, 2019 and 2018, respectively, was recorded in operating expenses on the consolidated statements of operations and no impairment loss was recognized in relation to the costs capitalized.

15. Stock-Based Compensation Plans

As of September 30, 2019, we had the 2014 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan and the Directors Stock Plan ("Stock-Based Compensation Plans"). As of May 20, 2014, no new grants will be made under the Amended and Restated 2010 Stock Incentive Plan or the 2005 Directors Stock Plan. No grants have been made under the Stock Incentive Plan or the Directors Stock Plan since at least 2005. Under the terms of the 2014 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. The 2014 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock or performance units under any plans.

As of September 30, 2019, the maximum number of new shares of common stock available for grant under the 2014 Stock Incentive Plan and the 2014 Directors Stock Plan was 6.7 million.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against net income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the nine months ended September 30,
	2019	2018
	(in millions)
Compensation cost	$63.9	$60.7
Related income tax benefit	13.6	13.2
Capitalized as part of an asset	1.3	1.5

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the 2014 Stock Incentive Plan. Total options granted were 1.2 million for the nine months ended September 30, 2019. The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during the period:

For the nine months ended
September 30, 2019

Expected volatility	23.3%
Expected term (in years)	7.0
Risk-free interest rate	2.6%
Expected dividend yield	4.07%
Weighted average estimated fair value per common share	$10.00

As of September 30, 2019, we had $4.5 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.1 years.

Performance Share Awards

Performance share awards were granted to certain employees under the 2014 Stock Incentive Plan. Total performance share awards granted were 0.2 million for the nine months ended September 30, 2019. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results to be determined at the end of the performance period. The actual number of common shares to be awarded at the end of each performance period will range between 0% and 150% of the initial target awards. The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these performance share awards granted was $53.09 per common share.

As of September 30, 2019, we had $5.2 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.1 years.

Restricted Stock Units

Restricted stock units were issued to certain employees pursuant to the 2014 Stock Incentive Plan and non-employee directors pursuant to the 2014 Directors Stock Plan. Total restricted stock units granted were 1.1 million for the nine months ended September 30, 2019. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $53.16 per common share.

As of September 30, 2019, we had $58.8 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted. The cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 0.7 million shares for the nine months ended September 30, 2019. The weighted average fair value of the discount on the stock purchased was $12.07 per share.

As of September 30, 2019, a total of 1.5 million of new shares were available to be made issuable by us for this plan.

16. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in millions, except per share data)
Net income	$284.6	$460.0	$1,128.8	$1,322.0
Subtract:
Net income attributable to noncontrolling interest	7.5	3.7	35.5	12.0
Total	$277.1	$456.3	$1,093.3	$1,310.0
Weighted-average shares outstanding:
Basic	279.0	284.9	278.9	286.9
Dilutive effects:
Stock options	0.9	0.9	0.9	1.1
Restricted stock units	1.4	1.7	1.4	1.7
Performance share awards	0.1	0.3	0.1	0.3
Diluted	281.4	287.8	281.3	290.0
Net income per common share:
Basic	$0.99	$1.60	$3.92	$4.57
Diluted	$0.98	$1.59	$3.89	$4.52

The calculation of diluted earnings per share for the three and nine months ended September 30, 2019 and 2018, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

17. Condensed Consolidating Financial Information

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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) Principal Financial Services, Inc. (“ PFS”) and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of September 30, 2019 and December 31, 2018, and for the nine months ended September 30, 2019 and 2018.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

Condensed Consolidating Statements of Financial Position

September 30, 2019

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	other subsidiaries		Group, Inc.
	parent only	only	combined (1)	Eliminations	consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$193.0	$60,065.5	$8,174.5	$(361.8)	$68,071.2
Fixed maturities, trading	282.9	229.2	160.9	—	673.0
Equity securities	—	84.2	1,823.1	—	1,907.3
Mortgage loans	—	15,473.4	1,759.0	(740.8)	16,491.6
Real estate	—	3.4	1,733.4	—	1,736.8
Policy loans	—	747.6	51.5	—	799.1
Investment in unconsolidated entities	17,853.7	2,746.2	9,064.7	(28,819.4)	845.2
Other investments	10.4	6,178.9	2,694.1	(4,995.2)	3,888.2
Cash and cash equivalents	301.2	1,808.6	1,768.3	(680.1)	3,198.0
Accrued investment income	1.3	611.7	80.5	(2.4)	691.1
Premiums due and other receivables	—	2,005.3	4,300.4	(4,670.0)	1,635.7
Deferred acquisition costs	—	3,412.7	12.2	—	3,424.9
Property and equipment	—	741.8	219.9	—	961.7
Goodwill	—	54.3	1,636.4	—	1,690.7
Other intangibles	—	18.2	1,783.5	—	1,801.7
Separate account assets	—	121,823.7	39,223.0	—	161,046.7
Other assets	360.9	1,130.1	5,168.1	(5,283.6)	1,375.5
Total assets	$19,003.4	$217,134.8	$79,653.5	$(45,553.3)	$270,238.4
Liabilities
Contractholder funds	$—	$37,314.4	$3,345.7	$(360.1)	$40,300.0
Future policy benefits and claims	—	34,351.4	7,037.6	(1,329.6)	40,059.4
Other policyholder funds	—	792.1	156.9	(3.0)	946.0
Short-term debt	—	—	96.1	—	96.1
Long-term debt	3,624.9	—	839.5	(700.5)	3,763.9
Income taxes currently payable	—	—	86.2	(64.6)	21.6
Deferred income taxes	8.2	1,091.3	1,325.1	(496.5)	1,928.1
Separate account liabilities	—	121,823.7	39,223.0	—	161,046.7
Other liabilities	566.1	10,076.6	9,386.9	(13,195.1)	6,834.5
Total liabilities	4,199.2	205,449.5	61,497.0	(16,149.4)	254,996.3

Redeemable noncontrolling interest	—	—	369.3	—	369.3

Stockholders' equity
Common stock	4.8	2.5	—	(2.5)	4.8
Additional paid-in capital	10,162.6	6,326.6	10,047.3	(16,373.9)	10,162.6
Retained earnings	10,927.8	2,474.0	6,512.6	(8,986.6)	10,927.8
Accumulated other comprehensive income	1,307.1	2,882.2	1,158.7	(4,040.9)	1,307.1
Treasury stock, at cost	(7,598.1)	—	—	—	(7,598.1)
Total stockholders' equity attributable to PFG	14,804.2	11,685.3	17,718.6	(29,403.9)	14,804.2
Noncontrolling interest	—	—	68.6	—	68.6
Total stockholders’ equity	14,804.2	11,685.3	17,787.2	(29,403.9)	14,872.8
Total liabilities and stockholders' equity	$19,003.4	$217,134.8	$79,653.5	$(45,553.3)	$270,238.4

(1)	PFG sponsors nonqualified benefit plans. Nonqualified benefit plan assets and liabilities held in Rabbi trusts were $720.4 million and $585.4 million, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2019

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	other subsidiaries		Group, Inc.
	parent only	only	combined	Eliminations	consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$5,379.1	$552.9	$—	$5,932.0
Fees and other revenues	—	1,770.6	1,732.1	(292.6)	3,210.1
Net investment income	14.3	2,115.9	1,717.8	(853.3)	2,994.7
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	11.6	(427.2)	488.9	—	73.3
Net other-than-temporary impairment losses on available-for-sale securities	—	(28.8)	(2.5)	—	(31.3)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	(3.6)	(0.3)	—	(3.9)
Net impairment losses on available-for-sale securities	—	(32.4)	(2.8)	—	(35.2)
Net realized capital gains (losses)	11.6	(459.6)	486.1	—	38.1
Total revenues	25.9	8,806.0	4,488.9	(1,145.9)	12,174.9
Expenses
Benefits, claims and settlement expenses	—	6,701.2	788.7	(8.6)	7,481.3
Dividends to policyholders	—	90.3	—	—	90.3
Operating expenses	160.2	1,869.1	1,527.5	(275.5)	3,281.3
Total expenses	160.2	8,660.6	2,316.2	(284.1)	10,852.9

Income (loss) before income taxes	(134.3)	145.4	2,172.7	(861.8)	1,322.0
Income taxes (benefits)	(33.2)	(65.5)	293.3	(1.4)	193.2
Equity in the net income (loss) of subsidiaries	1,194.4	664.7	(657.6)	(1,201.5)	—
Net income	1,093.3	875.6	1,221.8	(2,061.9)	1,128.8
Net income attributable to noncontrolling interest	—	—	33.1	2.4	35.5
Net income attributable to PFG	$1,093.3	$875.6	$1,188.7	$(2,064.3)	$1,093.3

Net income	$1,093.3	$875.6	$1,221.8	$(2,061.9)	$1,128.8
Other comprehensive income	2,833.4	2,826.7	2,877.0	(5,661.8)	2,875.3
Comprehensive income	$3,926.7	$3,702.3	$4,098.8	$(7,723.7)	$4,004.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2018

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	other subsidiaries		Group, Inc.
	parent only	only	combined	Eliminations	consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$3,996.4	$437.0	$—	$4,433.4
Fees and other revenues	—	1,632.2	1,944.9	(291.4)	3,285.7
Net investment income	16.8	1,957.6	1,770.2	(1,033.9)	2,710.7
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(11.3)	(114.7)	185.3	—	59.3
Net other-than-temporary impairment losses recoveries on available-for-sale securities	—	(5.9)	(2.4)	—	(8.3)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	(13.6)	(0.6)	—	(14.2)
Net impairment losses on available-for-sale securities	—	(19.5)	(3.0)	—	(22.5)
Net realized capital gains (losses)	(11.3)	(134.2)	182.3	—	36.8
Total revenues	5.5	7,452.0	4,334.4	(1,325.3)	10,466.6
Expenses
Benefits, claims and settlement expenses	—	5,095.7	664.8	(8.1)	5,752.4
Dividends to policyholders	—	92.6	—	—	92.6
Operating expenses	143.7	1,665.0	1,541.6	(270.2)	3,080.1
Total expenses	143.7	6,853.3	2,206.4	(278.3)	8,925.1

Income (loss) before income taxes	(138.2)	598.7	2,128.0	(1,047.0)	1,541.5
Income taxes (benefits)	(52.6)	13.9	259.4	(1.2)	219.5
Equity in the net income (loss) of subsidiaries	1,395.6	456.1	(471.1)	(1,380.6)	—
Net income	1,310.0	1,040.9	1,397.5	(2,426.4)	1,322.0
Net income attributable to noncontrolling interest	—	—	12.0	—	12.0
Net income attributable to PFG	$1,310.0	$1,040.9	$1,385.5	$(2,426.4)	$1,310.0

Net income	$1,310.0	$1,040.9	$1,397.5	$(2,426.4)	$1,322.0
Other comprehensive loss	(1,605.4)	(1,413.4)	(1,740.8)	3,142.5	(1,617.1)
Comprehensive loss	$(295.4)	$(372.5)	$(343.3)	$716.1	$(295.1)

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2019

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	other subsidiaries		Group, Inc.
	parent only	only	combined	Eliminations	consolidated
	(in millions)
Operating activities
Net cash provided by operating activities	$52.9	$3,577.2	$1,029.8	$(195.1)	$4,464.8
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(150.2)	(6,899.5)	(1,649.1)	2.5	(8,696.3)
Sales	—	1,215.2	600.9	—	1,816.1
Maturities	171.9	4,098.6	459.2	—	4,729.7
Mortgage loans acquired or originated	—	(2,481.6)	(400.7)	9.8	(2,872.5)
Mortgage loans sold or repaid	—	1,484.0	257.9	(21.0)	1,720.9
Real estate acquired	—	(0.3)	(88.9)	—	(89.2)
Real estate sold	—	—	96.3	—	96.3
Net purchases of property and equipment	(0.1)	(40.5)	(57.5)	—	(98.1)
Purchase of business or interests in subsidiaries, net of cash acquired	—	—	(1,209.6)	—	(1,209.6)
Dividends and returns of capital received from unconsolidated entities	59.1	1.8	869.1	(930.0)	—
Net change in other investments	(40.7)	451.1	(932.7)	198.8	(323.5)
Net cash provided by (used in) investing activities	40.0	(2,171.2)	(2,055.1)	(739.9)	(4,926.2)
Financing activities
Issuance of common stock	30.9	—	—	—	30.9
Acquisition of treasury stock	(197.5)	—	—	—	(197.5)
Payments for financing element derivatives	—	(19.7)	—	—	(19.7)
Purchase of subsidiary shares from noncontrolling interest	—	—	(1.1)	—	(1.1)
Dividends to common stockholders	(453.6)	—	—	—	(453.6)
Issuance of long-term debt	493.6	—	10.4	—	504.0
Principal repayments of long-term debt	—	—	(22.0)	21.0	(1.0)
Net proceeds from short-term borrowings	—	—	58.6	—	58.6
Dividends and capital paid to parent	—	(869.1)	(60.9)	930.0	—
Investment contract deposits	—	5,878.5	324.0	—	6,202.5
Investment contract withdrawals	—	(5,916.9)	(25.4)	—	(5,942.3)
Net increase in banking operation deposits	—	—	495.6	—	495.6
Other	—	5.9	(0.4)	—	5.5
Net cash provided by (used in) financing activities	(126.6)	(921.3)	778.8	951.0	681.9
Net increase (decrease) in cash and cash equivalents	(33.7)	484.7	(246.5)	16.0	220.5
Cash and cash equivalents at beginning of period	334.9	1,323.9	2,014.8	(696.1)	2,977.5
Cash and cash equivalents at end of period	$301.2	$1,808.6	$1,768.3	$(680.1)	$3,198.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2018

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	other subsidiaries		Group, Inc.
	parent only	only	combined	Eliminations	consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(164.6)	$3,686.0	$688.9	$(496.4)	$3,713.9
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(200.8)	(9,301.2)	(1,496.7)	6.4	(10,992.3)
Sales	—	1,978.3	922.1	—	2,900.4
Maturities	1.6	4,288.0	413.9	—	4,703.5
Mortgage loans acquired or originated	—	(2,126.7)	(326.4)	105.7	(2,347.4)
Mortgage loans sold or repaid	—	1,379.6	223.3	(35.3)	1,567.6
Real estate acquired	—	—	(53.7)	—	(53.7)
Real estate sold	—	—	63.5	—	63.5
Net purchases of property and equipment	—	(42.3)	(31.1)	—	(73.4)
Purchase of business or interests in subsidiaries, net of cash acquired	—	—	(184.7)	—	(184.7)
Dividends and returns of capital received from unconsolidated entities	686.6	43.2	601.6	(1,331.4)	—
Net change in other investments	0.5	12.6	(365.1)	359.8	7.8
Net cash provided by (used in) investing activities	487.9	(3,768.5)	(233.3)	(894.8)	(4,408.7)
Financing activities
Issuance of common stock	52.4	—	—	—	52.4
Acquisition of treasury stock	(461.5)	—	—	—	(461.5)
Payments for financing element derivatives	—	(53.7)	—	—	(53.7)
Purchase of subsidiary shares from noncontrolling interest	—	—	(30.3)	—	(30.3)
Dividends to common stockholders	(446.5)	—	—	—	(446.5)
Issuance of long-term debt	—	—	164.9	(98.1)	66.8
Principal repayments of long-term debt	—	—	(36.3)	35.3	(1.0)
Net repayments of short-term borrowings	—	—	(0.8)	—	(0.8)
Dividends and capital paid to parent	—	(601.6)	(729.8)	1,331.4	—
Investment contract deposits	—	5,923.4	305.1	—	6,228.5
Investment contract withdrawals	—	(4,300.0)	(61.6)	—	(4,361.6)
Net increase in banking operation deposits	—	—	159.5	—	159.5
Other	—	(1.1)	—	—	(1.1)
Net cash provided by (used in) financing activities	(855.6)	967.0	(229.3)	1,268.6	1,150.7
Net increase (decrease) in cash and cash equivalents	(532.3)	884.5	226.3	(122.6)	455.9
Cash and cash equivalents at beginning of period	842.8	426.7	1,526.4	(325.1)	2,470.8
Cash and cash equivalents at end of period	$310.5	$1,311.2	$1,752.7	$(447.7)	$2,926.7

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of September 30, 2019 and December 31, 2018, and for the nine months ended September 30, 2019 and 2018.

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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

Condensed Consolidating Statements of Financial Position

September 30, 2019

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and other		Financial
	Group, Inc.	Services, Inc.	subsidiaries		Group, Inc.
	parent only	only	combined (1)	Eliminations	consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$193.0	$—	$67,878.2	$—	$68,071.2
Fixed maturities, trading	282.9	—	390.1	—	673.0
Equity securities	—	41.1	1,866.2	—	1,907.3
Mortgage loans	—	—	16,491.6	—	16,491.6
Real estate	—	—	1,736.8	—	1,736.8
Policy loans	—	—	799.1	—	799.1
Investment in unconsolidated entities	17,853.7	17,020.0	676.7	(34,705.2)	845.2
Other investments	10.4	162.3	3,715.5	—	3,888.2
Cash and cash equivalents	301.2	592.4	3,364.2	(1,059.8)	3,198.0
Accrued investment income	1.3	0.1	689.7	—	691.1
Premiums due and other receivables	—	109.2	1,864.4	(337.9)	1,635.7
Deferred acquisition costs	—	—	3,424.9	—	3,424.9
Property and equipment	—	—	961.7	—	961.7
Goodwill	—	618.5	1,072.2	—	1,690.7
Other intangibles	—	538.7	1,263.0	—	1,801.7
Separate account assets	—	—	161,046.7	—	161,046.7
Other assets	360.9	39.6	1,538.8	(563.8)	1,375.5
Total assets	$19,003.4	$19,121.9	$268,779.8	$(36,666.7)	$270,238.4
Liabilities
Contractholder funds	$—	$—	$40,300.0	$—	$40,300.0
Future policy benefits and claims	—	—	40,059.4	—	40,059.4
Other policyholder funds	—	—	946.0	—	946.0
Short-term debt	—	—	96.1	—	96.1
Long-term debt	3,624.9	336.8	139.0	(336.8)	3,763.9
Income taxes currently payable	—	1.6	68.7	(48.7)	21.6
Deferred income taxes	8.2	18.6	2,397.8	(496.5)	1,928.1
Separate account liabilities	—	—	161,046.7	—	161,046.7
Other liabilities	566.1	1,046.2	6,000.6	(778.4)	6,834.5
Total liabilities	4,199.2	1,403.2	251,054.3	(1,660.4)	254,996.3

Redeemable noncontrolling interest	—	—	369.3	—	369.3

Stockholders' equity
Common stock	4.8	—	11.0	(11.0)	4.8
Additional paid-in capital	10,162.6	9,645.4	12,019.5	(21,664.9)	10,162.6
Retained earnings	10,927.8	6,368.8	3,368.4	(9,737.2)	10,927.8
Accumulated other comprehensive income	1,307.1	1,704.5	1,890.7	(3,595.2)	1,307.1
Treasury stock, at cost	(7,598.1)	—	(2.0)	2.0	(7,598.1)
Total stockholders' equity attributable to PFG	14,804.2	17,718.7	17,287.6	(35,006.3)	14,804.2
Noncontrolling interest	—	—	68.6	—	68.6
Total stockholders’ equity	14,804.2	17,718.7	17,356.2	(35,006.3)	14,872.8
Total liabilities and stockholders' equity	$19,003.4	$19,121.9	$268,779.8	$(36,666.7)	$270,238.4

(1)	PFG sponsors nonqualified benefit plans. Nonqualified benefit plan assets and liabilities held in Rabbi trusts were $720.4 million and $585.4 million, respectively.

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2019

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and other		Financial
	Group, Inc.	Services, Inc.	subsidiaries		Group, Inc.
	parent only	only	combined (1)	Eliminations	consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$5,932.0	$—	$5,932.0
Fees and other revenues	—	104.3	3,114.5	(8.7)	3,210.1
Net investment income (loss)	14.3	(5.6)	2,979.2	6.8	2,994.7
Net realized capital gains, excluding impairment losses on available-for-sale securities	11.6	16.0	45.7	—	73.3
Net other-than-temporary impairment losses on available-for-sale securities	—	—	(31.3)	—	(31.3)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	—	(3.9)	—	(3.9)
Net impairment losses on available-for-sale securities	—	—	(35.2)	—	(35.2)
Net realized capital gains	11.6	16.0	10.5	—	38.1
Total revenues	25.9	114.7	12,036.2	(1.9)	12,174.9
Expenses
Benefits, claims and settlement expenses	—	—	7,481.3	—	7,481.3
Dividends to policyholders	—	—	90.3	—	90.3
Operating expenses	160.2	205.5	2,923.2	(7.6)	3,281.3
Total expenses	160.2	205.5	10,494.8	(7.6)	10,852.9

Income (loss) before income taxes	(134.3)	(90.8)	1,541.4	5.7	1,322.0
Income taxes (benefits)	(33.2)	(15.2)	241.6	—	193.2
Equity in the net income of subsidiaries	1,194.4	1,264.3	—	(2,458.7)	—
Net income	1,093.3	1,188.7	1,299.8	(2,453.0)	1,128.8
Net income attributable to noncontrolling interest	—	—	35.5	—	35.5
Net income attributable to PFG	$1,093.3	$1,188.7	$1,264.3	$(2,453.0)	$1,093.3

Net income	$1,093.3	$1,188.7	$1,299.8	$(2,453.0)	$1,128.8
Other comprehensive income	2,833.4	2,749.2	2,797.6	(5,504.9)	2,875.3
Comprehensive income	$3,926.7	$3,937.9	$4,097.4	$(7,957.9)	$4,004.1

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
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

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2019

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and other		Financial
	Group, Inc.	Services, Inc.	subsidiaries		Group, Inc.
	parent only	only	combined (1)	Eliminations	consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$52.9	$(168.3)	$4,500.1	$80.1	$4,464.8
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(150.2)	(0.2)	(8,545.9)	—	(8,696.3)
Sales	—	0.2	1,815.9	—	1,816.1
Maturities	171.9	—	4,557.8	—	4,729.7
Mortgage loans acquired or originated	—	—	(2,872.5)	—	(2,872.5)
Mortgage loans sold or repaid	—	—	1,720.9	—	1,720.9
Real estate acquired	—	—	(89.2)	—	(89.2)
Real estate sold	—	—	96.3	—	96.3
Net purchases of property and equipment	(0.1)	(1.5)	(96.5)	—	(98.1)
Purchase of business or interests in subsidiaries, net of cash acquired	—	(1,209.6)	—	—	(1,209.6)
Dividends and returns of capital received from unconsolidated entities	59.1	1,474.5	—	(1,533.6)	—
Net change in other investments	(40.7)	(62.8)	(153.5)	(66.5)	(323.5)
Net cash provided by (used in) investing activities	40.0	200.6	(3,566.7)	(1,600.1)	(4,926.2)
Financing activities
Issuance of common stock	30.9	—	—	—	30.9
Acquisition of treasury stock	(197.5)	—	—	—	(197.5)
Payments for financing element derivatives	—	—	(19.7)	—	(19.7)
Purchase of subsidiary shares from noncontrolling interest	—	—	(1.1)	—	(1.1)
Dividends to common stockholders	(453.6)	—	—	—	(453.6)
Issuance of long-term debt	493.6	7.5	10.4	(7.5)	504.0
Principal repayments of long-term debt	—	(37.3)	(1.0)	37.3	(1.0)
Net proceeds from short-term borrowings	—	—	58.6	—	58.6
Dividends and capital paid to parent	—	(59.1)	(1,474.5)	1,533.6	—
Investment contract deposits	—	—	6,202.5	—	6,202.5
Investment contract withdrawals	—	—	(5,942.3)	—	(5,942.3)
Net increase in banking operation deposits	—	—	495.6	—	495.6
Other	—	—	5.5	—	5.5
Net cash provided by (used in) financing activities	(126.6)	(88.9)	(666.0)	1,563.4	681.9
Net increase (decrease) in cash and cash equivalents	(33.7)	(56.6)	267.4	43.4	220.5
Cash and cash equivalents at beginning of period	334.9	649.0	3,096.8	(1,103.2)	2,977.5
Cash and cash equivalents at end of period	$301.2	$592.4	$3,364.2	$(1,059.8)	$3,198.0

Principal Financial Group, Inc.
Notes to Consolidated Financial Statements — (continued)
September 30, 2019
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2018

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and other		Financial
	Group, Inc.	Services, Inc.	subsidiaries		Group, Inc.
	parent only	only	combined (1)	Eliminations	consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(164.6)	$420.9	$3,810.4	$(352.8)	$3,713.9
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(200.8)	—	(10,791.5)	—	(10,992.3)
Sales	—	—	2,900.4	—	2,900.4
Maturities	1.6	—	4,701.9	—	4,703.5
Mortgage loans acquired or originated	—	—	(2,347.4)	—	(2,347.4)
Mortgage loans sold or repaid	—	—	1,567.6	—	1,567.6
Real estate acquired	—	—	(53.7)	—	(53.7)
Real estate sold	—	—	63.5	—	63.5
Net purchases of property and equipment	—	—	(73.4)	—	(73.4)
Purchase of business or interests in subsidiaries, net of cash acquired	—	—	(184.7)	—	(184.7)
Dividends and returns of capital received from unconsolidated entities	686.6	546.9	—	(1,233.5)	—
Net change in other investments	0.5	(162.5)	(20.3)	190.1	7.8
Net cash provided by (used in) investing activities	487.9	384.4	(4,237.6)	(1,043.4)	(4,408.7)
Financing activities
Issuance of common stock	52.4	—	—	—	52.4
Acquisition of treasury stock	(461.5)	—	—	—	(461.5)
Payments for financing element derivatives	—	—	(53.7)	—	(53.7)
Purchase of subsidiary shares from noncontrolling interest	—	—	(30.3)	—	(30.3)
Dividends to common stockholders	(446.5)	—	—	—	(446.5)
Issuance of long-term debt	—	8.5	66.8	(8.5)	66.8
Principal repayments of long-term debt	—	(38.2)	(1.0)	38.2	(1.0)
Net repayments of short-term borrowings	—	—	(0.8)	—	(0.8)
Dividends and capital paid to parent	—	(686.6)	(546.9)	1,233.5	—
Investment contract deposits	—	—	6,228.5	—	6,228.5
Investment contract withdrawals	—	—	(4,361.6)	—	(4,361.6)
Net increase in banking operation deposits	—	—	159.5	—	159.5
Other	—	—	(1.1)	—	(1.1)
Net cash provided by (used in) financing activities	(855.6)	(716.3)	1,459.4	1,263.2	1,150.7
Net increase (decrease) in cash and cash equivalents	(532.3)	89.0	1,032.2	(133.0)	455.9
Cash and cash equivalents at beginning of period	842.8	617.4	2,001.1	(990.5)	2,470.8
Cash and cash equivalents at end of period	$310.5	$706.4	$3,033.3	$(1,123.5)	$2,926.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of September 30, 2019, compared with December 31, 2018, and our consolidated results of operations for the three and nine months ended September 30, 2019 and 2018, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2018, filed with the SEC and the unaudited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

(29) our reinsurers could default on their obligations or increase their rates, which could adversely impact our net income and financial condition; (30) we face risks arising from acquisitions of businesses; (31) loss of key vendor relationships or failure of a vendor to protect information of our customers or employees could adversely affect our business or result in losses; (32) our enterprise risk management framework may not be fully effective in identifying or mitigating all of the risks to which we are exposed and (33) our financial results may be adversely impacted by global climate changes. With respect to the acquisition of the Acquired Business (the “Acquisition”) in particular, additional risks and uncertainties that could cause actual results to differ materially from results anticipated in forward-looking statements include, but are not limited to: risks related to purchase price adjustments and the failure to realize the expected synergies and benefits of the Acquisition or any delay in the realization thereof.

Overview

We provide financial products and services through the following reportable segments:

●	Retirement and Income Solutions is organized into Retirement and Income Solutions – Fee, which includes full service accumulation, trust services, individual variable annuities and revenues and expenses associated with the Acquired Business; and Retirement and Income Solutions – Spread, which includes individual fixed annuities, investment only, pension risk transfer and banking services. We offer a comprehensive portfolio of products and services for retirement savings and retirement income:
●	To businesses of all sizes, we offer products and services for defined contribution plans, including 401(k) and 403(b) plans, defined benefit pension plans, nonqualified executive benefit plans, employee stock ownership plan services and pension closeout services. For more basic retirement services, we offer SIMPLE IRAs and payroll deduction plans;
●	To large institutional clients, we also offer investment only products, including investment only guaranteed investment contracts (“GICs”); and
●	To employees of businesses and other individuals, we offer the ability to accumulate savings for retirement and other purposes through mutual funds, individual annuities and bank products, along with retirement income options.
●	Principal Global Investors, which includes our mutual fund business, manages assets for sophisticated investors around the world, using a multi-boutique strategy that provides diverse investment capabilities including equity, fixed income, real estate and other alternative investments. We also have experience in asset allocation, stable value management and other structured investment strategies. We focus on providing services to our other segments in addition to our retail mutual fund and third party institutional clients.
●	Principal International, which offers pension accumulation products and services, mutual funds, asset management, income annuities and life insurance accumulation products through operations in Latin America (Brazil, Chile and Mexico) and Asia (China, Hong Kong Special Administrative Region, India and Southeast Asia).
●	U.S. Insurance Solutions is organized into Specialty Benefits insurance, which provides group dental and vision insurance, individual and group disability insurance, critical illness, accident, group life insurance and non-medical fee-for-service claims administration; and Individual Life insurance, which provides universal life, variable universal life, indexed universal life and traditional life insurance. We focus on solutions for individuals and small-to-medium sized businesses and their employees.
●	Corporate, which manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate segment primarily reflect our financing activities (including financing costs), income on capital not allocated to other segments, inter-segment eliminations, income tax risks and certain income, expenses and other adjustments not allocated to the segments based on the nature of such items. Results of PSI, our retail broker-dealer and RIA; RobustWealth, our financial technology company; and our exited group medical and long-term care insurance businesses are reported in this segment.

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

Transactions Affecting Comparability of Results of Operations

Acquisitions

Wells Fargo Institutional Retirement & Trust Business. On July 1, 2019, we closed on our agreement with Wells Fargo Bank, N.A. to acquire its Institutional Retirement & Trust business, which includes defined contribution, defined benefit, executive deferred compensation, employee stock ownership plans, institutional trust and custody, and institutional asset advisory businesses. The results of this acquisition are reflected in the Retirement and Income Solutions segment. The purchase price consisted of (i) $1.2 billion cash paid at closing and (ii) an additional earn-out payment of up to $150.0 million based upon the retention of fee revenue of the Acquired Business through December 31, 2020. The transaction was funded with available cash and debt financing. For additional information regarding the debt issuance, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 7, Long-Term Debt.”

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

Other

Actuarial Assumption Updates. We periodically review and update actuarial assumptions that are inputs to the models for DAC and other actuarial balances and make model refinements as necessary. During the third quarter of 2019, assumption updates and model refinements were made resulting in an unlocking of DAC and other actuarial balances that decreased consolidated net income by $36.5 million for both the three and nine months ended September 30, 2019. During the third quarter of 2018, assumption updates and model refinements were made resulting in an unlocking of DAC and other actuarial balances that increased consolidated net income by $32.1 million for both the three and nine months ended September 30, 2018.

The following table presents the increase (decrease) impact on pre-tax operating earnings for each segment.

	For the three and nine months ended
	September 30,
	2019	2018
	(in millions)
Retirement and Income Solutions	$(34.3)	$19.2
Principal International	7.8	(53.5)
U.S. Insurance Solutions	(13.3)	(9.3)

The Individual Life insurance business actuarial assumption updates and model refinements affected several line items within our income statement. The following table presents the increase (decrease) on the Individual Life insurance income statement line items.

	For the three and nine months ended
	September 30,
	2019	2018
	(in millions)
Pre-tax operating earnings	$(33.8)	$(15.5)
Fees and other revenues	100.2	(2.3)
Benefits, claims and settlement expenses	47.1	20.7
Dividends to policyholders	1.7	1.8
Operating expenses	85.2	(9.3)

Real Estate Realignment. Effective August 1, 2018, we agreed to a realignment of one of our real estate investment teams. With the realignment, we no longer manage $9.2 billion of assets for a large real estate client but accelerated the recognition of a significant performance fee that was earned due to our successful management of the assets, which drove market value appreciation of the real estate investments. During the third quarter of 2018 we recognized, within the Principal Global Investors segment, $253.1 million of fees and other revenue related to the performance fee. This was partially offset by $151.9 million of operating expenses related to revenue sharing arrangements, resulting in a $101.2 million increase to pre-tax operating earnings within the Principal Global Investors segment. Ongoing impacts to segment pre-tax operating earnings are not expected to be material.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items. The most significant impact occurs within our Principal International segment where pre-tax operating earnings were negatively impacted $3.5 million and $20.3 million for the three and nine months ended September 30, 2019, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. This impact was calculated by comparing (a) the difference between current year results and prior year results to (b) the difference between current year results and prior year results translated using current year exchange rates for both periods. We use this approach to calculate the impact of exchange rates on all revenue and expense line items. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

Recent Accounting Changes

For recent accounting changes, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies” under the caption, “Recent Accounting Pronouncements.”

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2019	2018	(decrease)	2019	2018	(decrease)
	(in millions)
Revenues:
Premiums and other considerations	$2,274.2	$2,172.4	$101.8	$5,932.0	$4,433.4	$1,498.6
Fees and other revenues	1,230.0	1,261.8	(31.8)	3,210.1	3,285.7	(75.6)
Net investment income	996.6	919.4	77.2	2,994.7	2,710.7	284.0
Net realized capital gains(losses), excluding impairment losses on available-for-sale securities	(31.3)	(1.9)	(29.4)	73.3	59.3	14.0
Net other-than-temporary impairment losses on available-for-sale securities	(4.7)	(1.4)	(3.3)	(31.3)	(8.3)	(23.0)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	(6.4)	(2.2)	(4.2)	(3.9)	(14.2)	10.3
Net impairment losses on available-for-sale securities	(11.1)	(3.6)	(7.5)	(35.2)	(22.5)	(12.7)
Net realized capital gains (losses)	(42.4)	(5.5)	(36.9)	38.1	36.8	1.3
Total revenues	4,458.4	4,348.1	110.3	12,174.9	10,466.6	1,708.3
Expenses:
Benefits, claims and settlement expenses	2,840.1	2,642.1	198.0	7,481.3	5,752.4	1,728.9
Dividends to policyholders	30.3	31.9	(1.6)	90.3	92.6	(2.3)
Operating expenses	1,242.3	1,105.0	137.3	3,281.3	3,080.1	201.2
Total expenses	4,112.7	3,779.0	333.7	10,852.9	8,925.1	1,927.8
Income before income taxes	345.7	569.1	(223.4)	1,322.0	1,541.5	(219.5)
Income taxes	61.1	109.1	(48.0)	193.2	219.5	(26.3)
Net income	284.6	460.0	(175.4)	1,128.8	1,322.0	(193.2)
Net income attributable to noncontrolling interest	7.5	3.7	3.8	35.5	12.0	23.5
Net income attributable to Principal Financial Group, Inc.	$277.1	$456.3	$(179.2)	$1,093.3	$1,310.0	$(216.7)

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Net Income Attributable to Principal Financial Group, Inc.

Net income attributable to Principal Financial Group, Inc. decreased primarily due to a $73.9 million favorable impact in 2018 related to the realignment of a real estate investment team and $68.6 million related to actuarial assumption updates and model refinements that had an unfavorable impact in 2019 as compared to a favorable impact in 2018.

Total Revenues

Premiums increased $60.2 million for the Principal International segment primarily due to higher single premium annuity sales in Chile. Premiums increased $38.1 million for the U.S. Insurance Solutions segment primarily due to growth in the business.

Fees and other revenues decreased $263.9 million for the Principal Global Investors segment primarily due to the accelerated recognition of performance fees in 2018 from the realignment of a real estate investment team. Fees and other revenues increased $123.1 million for the U.S. Insurance Solutions segment primarily due to a favorable impact from actuarial assumption updates and model refinements in 2019 as compared to an unfavorable impact in 2018. Fees and other revenues increased $103.9 million for the Retirement and Income Solutions segment primarily due to the Acquired Business.

Net investment income increased primarily due to a $40.1 million increase in earnings in our equity method investment in Brazil and $37.4 million attributable to higher average invested assets in our U.S. operations. For additional information, see “Investments — Investment Results – Net Investment Income.”

Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. Net realized capital losses increased due primarily to a $74.0 million impairment of an equity method investment in 2019 and a $50.0 million change in derivatives not designated as hedging instruments that had losses in 2019 versus gains in 2018. These increases were partially offset by an $87.4 million loss from the sale of closed blocks of annuity business within our Principal International operating segment in 2018 and a $19.8 million increase in gains from equity securities. For additional information, see “Investments — Investment Results — Net Realized Capital Gains (Losses).”

Total Expenses

Benefits, claims and settlement expenses increased for the U.S. Insurance Solutions segment primarily due to$47.5 million primarily resulting from growth in the businesses and $38.8 million related to a more unfavorable impact from actuarial assumption updates and model refinements in 2019 as compared to 2018. Benefits, claims and settlement expenses increased $58.7 million for the Retirement and Income Solutions segment primarily due to a more unfavorable impact from actuarial assumption updates and model refinements in 2019 as compared to 2018. Benefits, claims and settlement expenses increased for the Principal International segment due to $58.9 million higher single premium annuity sales in Chile partially offset by an $11.1 million decrease as a result of lower inflation-based interest crediting rates to customers.

Operating expenses increased $142.6 million for the Retirement and Income Solutions segment primarily due to the Acquired Business. Operating expenses increased for the U.S. Insurance Solutions segment primarily due to $69.5 million related to an unfavorable impact from actuarial assumption updates and model refinements in 2019 as compared to a favorable impact in 2018 and $38.6 million primarily resulting from growth in the business. Operating expenses increased for the Corporate segment largely due to a $22.4 million increase related to interest on federal income taxes due to settlement agreements reached in the prior year and a $14.0 million increase in strategic initiatives. Operating expenses decreased $169.2 million for the Principal Global Investors segment primarily due to the 2018 expenses associated with the realignment of a real estate investment team.

Income Taxes

The effective income tax rate decreased to 18% for the three months ended September 30, 2019, from 19% for the three months ended September 30, 2018. See Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8, Income Taxes” for a reconciliation between the U.S. corporate income tax rate and the effective income tax rate.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Net Income Attributable to Principal Financial Group, Inc.

Net income attributable to Principal Financial Group, Inc. decreased primarily due to a $99.5 million gain from the sale of an equity method investment in 2018, a $73.9 million favorable impact in 2018 related to the realignment of a real estate investment team and $68.6 million related to actuarial assumption updates and model refinements that had an unfavorable impact in 2019 as compared to a favorable impact in 2018.

Total Revenues

Premiums increased $1,288.4 million for the Retirement and Income Solutions segment primarily due to higher sales of single premium group and individual annuities with life contingencies. The single premium group annuity product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore premiums tend to vary from period to period.

Fees and other revenues decreased $316.1 million for the Principal Global Investors segment primarily due to the accelerated recognition of performance fees in 2018 from the realignment of a real estate investment team. Fees and other revenues increased for the U.S. Insurance Solutions segment primarily due to $102.5 million related to a favorable impact from actuarial assumption updates and model refinements in 2019 as compared to an unfavorable impact in 2018 and $54.0 million primarily resulting from growth in the business. Fees and other revenues increased $85.0 million for the Retirement and Income Solutions segment primarily due to the Acquired Business.

Net investment income increased primarily due to $122.0 million attributable to higher average invested assets, $39.3 million from higher yields and a $28.3 million increase in variable investment income in our U.S. operations. Net investment income increased $52.2 million due to favorable relative market performance on our required regulatory investments in our Latin America business. For additional information, see “Investments — Investment Results – Net Investment Income.”

Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. Net realized capital gains increased primarily due to an $87.4 million loss from the sale of closed blocks of annuity business within our Principal International operating segment in 2018, $68.7 million from fixed maturities – noncredit that had gains in 2019 versus losses in 2018 and a $51.8 million increase in gains from equity securities. These increases were partially offset by a $126.0 million gain from the sale of an equity method investment in 2018 and a $74.0 million impairment of an equity method investment in 2019. For additional information, see “Investments — Investment Results — Net Realized Capital Gains (Losses).”

Total Expenses

Benefits, claims and settlement expenses increased $1,440.6 million for the Retirement and Income Solutions segment primarily due to a larger increase in reserves, stemming from higher sales of single premium group and individual annuities with life contingencies.

Operating expenses increased for the U.S. Insurance Solutions segment primarily due to $92.7 million primarily resulting from growth in the business and $69.5 million related to an unfavorable impact from actuarial assumption updates and model refinements in 2019 as compared to favorable impact in 2018. Operating expenses increased $147.3 million for the Retirement and Income Solutions segment primarily due to the Acquired Business. Operating expenses increased for the Corporate segment largely due to a $27.6 million increase related to interest on federal income taxes due to settlement agreements reached in the prior year and a $21.1 million increase in pension and OPEB expenses. Operating expenses decreased $186.2 million for the Principal Global Investors segment primarily due to the 2018 expenses associated with the realignment of a real estate investment team.

Income Taxes

The effective income tax rate increased to 15% for the nine months ended September 30, 2019, from 14% for the nine months ended September 30, 2018. See Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 8, Income Taxes” for a reconciliation between the U.S. corporate income tax rate and the effective income tax rate.

Results of Operations by Segment

For results of operations by segment see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 13, Segment Information.”

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

The following table presents the Retirement and Income Solutions net revenue for the periods indicated:

	For the three months ended			For the nine months ended
	September 30,			September 30,
			Increase			Increase
	2019	2018	(decrease)	2019	2018	(decrease)
	(in millions)
Retirement and Income Solutions – Fee	$467.8	$400.6	$67.2	$1,239.6	$1,197.1	$42.5
Retirement and Income Solutions – Spread	128.6	153.2	(24.6)	475.3	441.9	33.4
Total Retirement and Income Solutions	$596.4	$553.8	$42.6	$1,714.9	$1,639.0	$75.9

The following table presents certain summary financial data relating to the Retirement and Income Solutions segment for the periods indicated:

	For the three months ended			For the nine months ended
	September 30,			September 30,
			Increase			Increase
	2019	2018	(decrease)	2019	2018	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$1,500.3	$1,496.8	$3.5	$3,631.0	$2,342.6	$1,288.4
Fees and other revenues	462.1	358.2	103.9	1,152.1	1,067.0	85.1
Net investment income	610.7	579.7	31.0	1,841.5	1,653.9	187.6
Total operating revenues	2,573.1	2,434.7	138.4	6,624.6	5,063.5	1,561.1
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	1,976.7	1,880.9	95.8	4,909.7	3,424.5	1,485.2
Operating expenses	426.7	287.0	139.7	1,048.4	900.7	147.7
Total expenses	2,403.4	2,167.9	235.5	5,958.1	4,325.2	1,632.9

Pre-tax operating earnings	$169.7	$266.8	$(97.1)	$666.5	$738.3	$(71.8)

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased in our Fee business primarily due to a $43.2 million impact associated with actuarial assumption updates and model refinements, which were unfavorable in 2019 compared to favorable in 2018. Pre-tax operating earnings decreased in our Spread business primarily due to a $13.3 million decrease in variable investment income, a $10.3 million impact associated with actuarial assumption updates and model refinements, which were less favorable in 2019 compared to 2018, and a $7.5 million impact associated with unfavorable mortality experience.

Net Revenue

Net revenue increased in our Fee business primarily due to a $104.0 million increase related to the Acquired Business. This increase was partially offset by a $34.9 million impact associated with actuarial assumption updates and model refinements, which were more unfavorable in 2019 compared to 2018. Net revenue decreased in our Spread business primarily due to a $13.3 million decrease in variable investment income and a $7.5 million impact associated with unfavorable mortality experience.

Operating Expenses

Operating expenses increased in our Fee business due to a $105.4 million increase related to the Acquired Business. Operating expenses increased in our Spread business due to a $12.0 million impact associated with actuarial assumption updates and model refinements, which were less favorable in 2019 compared to 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased in our Fee business primarily due to a $43.2 million impact associated with actuarial assumption updates and model refinements, which were unfavorable in 2019 compared to favorable in 2018. Pre-tax operating earnings decreased in our Spread business primarily due to a $15.7 million impact associated with unfavorable mortality experience and a $10.3 million impact associated with actuarial assumption updates and model refinements, which were less favorable in 2019 compared to 2018. These decreases were partially offset by a $16.9 million increase in variable investment income.

Net Revenue

Net revenue increased in our Fee business primarily due to a $104.0 million increase related to the Acquired Business. This increase was partially offset by a $34.9 million impact associated with actuarial assumption updates and model refinements, which were more unfavorable in 2019 compared to 2018, and a $17.9 million decrease in fee revenue primarily due to increased competitive pressures. Net revenue increased in our Spread business primarily due to a $16.9 million increase in variable investment income and a $16.5 million increase due to growth in the block of business.

Operating Expenses

Operating expenses increased in our Fee business due to a $107.7 million increase related to the Acquired Business. Operating expenses increased in our Spread business due to a $16.8 million increase resulting from investments to support our business and a $12.0 million impact associated with actuarial assumption updates and model refinements, which were less favorable in 2019 compared to 2018.

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

The following table presents the AUM rollforward for assets managed by Principal Global Investors for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
	(in billions)
AUM, beginning of period	$431.8	$429.8	$393.5	$430.9
Net cash flow	2.9	(1.7)	(1.6)	(8.5)
Investment performance (1)	7.0	8.0	48.7	10.5
Operations acquired (2)	—	—	—	3.5
Operations disposed (3)	(0.2)	(9.2)	(0.2)	(9.2)
Other (4)	0.4	(0.4)	1.5	(0.7)
AUM, end of period	$441.9	$426.5	$441.9	$426.5

(1)	Variations in investment performance are primarily the result of fluctuations in market performance over time.
(2)	Reflects assets managed by Principal Global Investors resulting from the acquisition of INTERNOS in April 2018.
(3)

Amounts for the three and nine months ended September 30, 2018, reflect outflows related to the August 2018 realignment of a real estate investment management team within the Principal Global Investors segment.

(4)

Primarily reflects the effect of exchange rates. Also includes the January 2019 movement of Claritas, our investment management company in Brazil, from the Principal International segment to the Principal Global Investors segment.

The following table presents certain summary financial data relating to the Principal Global Investors segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2019	2018	(decrease)	2019	2018	(decrease)
	(in millions)
Operating revenues:
Fees and other revenues	$367.9	$631.8	$(263.9)	$1,061.1	$1,377.2	$(316.1)
Net investment income	2.0	1.0	1.0	7.3	3.7	3.6
Total operating revenues	369.9	632.8	(262.9)	1,068.4	1,380.9	(312.5)
Expenses:
Total expenses	245.4	414.3	(168.9)	724.7	916.4	(191.7)

Pre-tax operating earnings attributable to noncontrolling interest	1.5	1.7	(0.2)	4.4	4.8	(0.4)
Pre-tax operating earnings	$123.0	$216.8	$(93.8)	$339.3	$459.7	$(120.4)

Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased primarily due to the $101.2 million net impact of the 2018 realignment of a real estate investment management team. The realignment resulted in a $253.1 million accelerated performance fee that was partially offset by an increase of $151.9 million in operating expenses.

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

The following table presents the Principal International segment AUM rollforward for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
	(in billions)

AUM, beginning of period	$168.0	$156.3	$155.5	$160.7
Net cash flow	1.6	0.7	3.0	4.4
Investment performance (1)	4.1	2.1	14.3	4.3
Operations acquired (2)	—	—	—	3.8
Effect of exchange rates	(10.0)	(2.6)	(7.6)	(16.4)
Other (3)	0.2	0.1	(1.3)	(0.2)
AUM, end of period	$163.9	$156.6	$163.9	$156.6

(1)	Variations in investment performance are primarily the result of fluctuations in market performance over time.
(2)	Reflects the February 2018 acquisition of MetLife, Inc.’s pension fund management business in Mexico.
(3)	Primarily reflects the January 2019 movement of Claritas, our investment management company in Brazil, from the Principal International segment to the Principal Global Investors segment.

Net revenue is a key metric used to understand the earnings growth for the Principal International segment. The following table presents the net revenue of the Principal International segment for the periods indicated.

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2019	2018	(decrease)	2019	2018	(decrease)
	(in millions)

Net revenue	$221.5	$150.2	$71.3	$638.5	$559.4	$79.1

The following table presents certain summary financial data relating to the Principal International segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2019	2018	(decrease)	2019	2018	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$115.8	$55.6	$60.2	$342.8	$255.1	$87.7
Fees and other revenues	116.4	119.7	(3.3)	350.9	367.7	(16.8)
Net investment income	172.4	112.1	60.3	503.0	437.3	65.7
Total operating revenues	404.6	287.4	117.2	1,196.7	1,060.1	136.6
Expenses:
Benefits, claims and settlement expenses	183.1	137.2	45.9	558.2	500.7	57.5
Operating expenses	111.6	112.5	(0.9)	322.3	341.8	(19.5)
Total expenses	294.7	249.7	45.0	880.5	842.5	38.0

Pre-tax operating earnings attributable to noncontrolling interest	1.0	0.7	0.3	3.0	2.8	0.2
Pre-tax operating earnings	$108.9	$37.0	$71.9	$313.2	$214.8	$98.4

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Pre-Tax Operating Earnings

Pre-tax operating earnings increased $74.1 million in Latin America primarily due to a $61.3 million impact associated with actuarial assumption updates and model refinements in Brazil, which were favorable in 2019 compared to unfavorable in 2018, in addition to $13.4 million favorable relative market performance on our required regulatory investments.

Net Revenue

Net revenue increased $71.3 million in Latin America primarily due to a $61.3 million impact associated with actuarial assumption updates and model refinements in Brazil, which were favorable in 2019 compared to unfavorable in 2018, in addition to $13.6 million favorable relative market performance on our required regulatory investments.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Pre-Tax Operating Earnings

Pre-tax operating earnings increased $103.9 million in Latin America primarily due to a $61.3 million impact associated with actuarial assumption updates and model refinements in Brazil, which were favorable in 2019 compared to unfavorable in 2018, and $51.3 million favorable relative market performance on our required regulatory investments.

Net Revenue

Net revenue increased $79.7 million in Latin America primarily due to a $61.3 million impact associated with actuarial assumption updates and model refinements in Brazil, which were favorable in 2019 compared to unfavorable in 2018, in addition to $52.2 million favorable relative market performance on our required regulatory investments. These impacts were offset by foreign currency headwinds of $29.6 million.

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

The following table presents the U.S. Insurance Solutions segment premium and fees for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2019	2018	(decrease)	2019	2018	(decrease)
	(in millions)
Premium and fees:
Specialty Benefits insurance	$587.6	$548.0	$39.6	$1,732.2	$1,610.6	$121.6
Individual Life insurance	384.0	269.1	114.9	963.7	822.7	141.0

The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2019	2018	(decrease)	2019	2018	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$658.1	$620.0	$38.1	$1,958.2	$1,835.7	$122.5
Fees and other revenues (1)	313.5	197.1	116.4	737.6	597.5	140.1
Net investment income	221.0	216.1	4.9	652.2	620.8	31.4
Total operating revenues	1,192.6	1,033.2	159.4	3,348.0	3,054.0	294.0
Expenses:
Benefits, claims and settlement expenses (1)	702.4	628.2	74.2	1,989.3	1,837.1	152.2
Dividends to policyholders (1)	30.3	31.8	(1.5)	90.0	92.5	(2.5)
Operating expenses (1)	339.8	247.5	92.3	891.6	770.4	121.2
Total expenses	1,072.5	907.5	165.0	2,970.9	2,700.0	270.9

Pre-tax operating earnings (1)	$120.1	$125.7	$(5.6)	$377.1	$354.0	$23.1

(1)	For further details related to the impact associated with actuarial assumption updates and model refinements for the three and nine months ended September 30, 2019 and 2018, see “Transactions Affecting Comparability of Results of Operations — Other – Actuarial Assumption Updates.”

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased primarily due to a more unfavorable impact from actuarial assumption updates and model refinements in 2019 as compared to 2018.

Operating Revenues

Premium and fees increased $39.6 million in our Specialty Benefits insurance business primarily due to growth in the business. Premium and fees increased $114.9 million in our Individual Life insurance business primarily due to a favorable impact from actuarial assumption updates and model refinements in 2019 as compared to an unfavorable impact in 2018.

Total Expenses

Benefits, claims and settlement expenses increased primarily due to $38.8 million related to a more unfavorable impact from actuarial assumption updates and model refinements in 2019 as compared to 2018 and $32.8 million resulting from growth in the businesses.

Operating expenses decreased in our Specialty Benefits insurance business primarily due to $25.0 million related to a favorable impact from actuarial assumption updates and model refinements in 2019 as compared to an unfavorable impact in 2018. This decrease was partially offset by a $12.0 million increase associated with growth in the business. Operating expenses increased $104.0 million in our Individual Life insurance business primarily due to an unfavorable impact from actuarial assumption updates and model refinements in 2019 as compared to favorable impact in 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Pre-Tax Operating Earnings

Pre-tax operating earnings increased in our Specialty Benefits insurance business primarily due to $15.3 million resulting from growth in the business and $14.3 million related to a more favorable impact from actuarial assumption updates and model refinements in 2019 as compared to 2018. Pre-tax operating earnings decreased $19.2 million in our Individual Life insurance business primarily due to a more unfavorable impact from actuarial assumption updates and model refinements in 2019 as compared to 2018.

Operating Revenues

Premium and fees increased $121.6 million in our Specialty Benefits insurance business primarily due to growth in the business. Premium and fees increased in our Individual Life insurance business primarily due to $102.5 million related to a favorable impact from actuarial assumption updates and model refinements in 2019 as compared to an unfavorable impact in 2018 and $38.3 million related to growth in the business.

Total Expenses

Benefits, claims and settlement expenses increased primarily due to $103.1 million resulting from growth in the businesses and $38.8 million related to a more unfavorable impact from actuarial assumption updates and model refinements in 2019 as compared to 2018.

Operating expenses increased in our Specialty Benefits insurance business primarily due to $38.8 million resulting from growth in the business. This increase was partially offset by $25.0 million related to a favorable impact from actuarial assumption updates and model refinements in 2019 as compared to an unfavorable impact in 2018. Operating expenses increased $109.6 million in our Individual Life insurance business primarily due to an unfavorable impact from actuarial assumption updates and model refinements in 2019 as compared to a favorable impact in 2018.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2019	2018	(decrease)	2019	2018	(decrease)
	(in millions)
Operating revenues:
Total operating revenues	$(16.4)	$(21.4)	$5.0	$(31.0)	$(38.4)	$7.4
Expenses:
Total expenses	83.1	31.9	51.2	251.6	149.9	101.7

Pre-tax operating earnings (losses) attributable to noncontrolling interest	2.6	(0.4)	3.0	2.0	2.9	(0.9)
Pre-tax operating losses	$(102.1)	$(52.9)	$(49.2)	$(284.6)	$(191.2)	$(93.4)

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Pre-Tax Operating Losses

Pre-tax operating losses increased primarily due to operating expense increases, including a $22.4 million increase related to interest on federal income taxes due to settlement agreements reached in the prior year, a $14.0 million increase in strategic initiatives and a $4.8 million increase in our retail broker-dealer operations due to a favorable settlement in the prior year.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Pre-Tax Operating Losses

Pre-tax operating losses increased primarily due to operating expense increases, including a $27.6 million increase related to interest on federal income taxes due to settlement agreements reached in the prior year, a $21.1 million increase in pension and OPEB expenses, a $15.7 million increase in strategic initiatives and a $14.5 million increase related to RobustWealth, which we acquired in third quarter 2018.

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

We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised at inopportune times. For example, as of September 30, 2019, approximately $9.3 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain surrender charges and other provisions limiting early surrenders.

The following table summarizes the withdrawal characteristics of our domestic general account investment contracts as of September 30, 2019.

	Contractholder funds	Percentage
	(in millions)
Not subject to discretionary withdrawal	$10,355.3	32.1%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	8,913.5	27.5
Market value adjustments	7,619.9	23.5
Subject to discretionary withdrawal without adjustments	5,486.0	16.9
Total domestic investment contracts	$32,374.7	100.0%

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

We had the following short-term credit facilities with various financial institutions as of September 30, 2019:

	Financing			Amount
Obligor/Applicant	structure	Maturity	Capacity	outstanding (3)
			(in millions)
PFG, Principal Financial Services, Inc., and Principal Life as co-borrowers (1)	Credit facility	November 2023	$600.0	$—
PFG, Principal Financial Services, Inc., Principal Life and Principal Financial Services V (UK) LTD as co-borrowers (1)	Credit facility	November 2023	200.0	—
Principal International Chile (2)	Unsecured lines of credit		138.8	96.1
Principal Life	Unsecured line of credit	September 2020	60.0	—
Total			$998.8	$96.1

(1)	The credit facility was extended during the fourth quarter of 2018 and is supported by eighteen banks.
(2)	The unsecured lines of credit can be used for repurchase agreements or other borrowings. Each line has a maturity of less than one year.
(3)	The amount outstanding is reported in short-term debt on the consolidated statements of financial position.

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

Total stockholder dividends paid by Principal Life to its parent for the nine months ended September 30, 2019, were $845.0 million, $675.0 million of which was extraordinary and approved by the Commissioner. As of September 30, 2019, we had $1,500.5 million of cash and liquid assets held in our holding companies and other subsidiaries, which is available for corporate purposes. This includes assets in excess of targeted statutory capital ratios and immediate working capital needs.

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

Net cash provided by operating activities was $4,464.8 million and $3,713.9 million for the nine months ended September 30, 2019 and 2018, respectively. Our insurance business typically generates positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The increase in cash provided by operating activities in 2019 compared to 2018 was primarily due to increased sales in the pension risk transfer and individual fixed annuities businesses resulting in higher reserves. Cash provided by operating activities also increased as a result of fluctuations in receivables and payables associated with the timing of settlements.

Net cash used in investing activities was $4,926.2 million and $4,408.7 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in cash used in investing activities was primarily due to $1,209.6 million of cash paid for the Acquired Business. Additionally, cash used in investing activities increased as a result of portfolio mix variances, including an increase in mortgage loans acquired or originated and increased investments in sponsored investment funds. These increases were partially offset by decreased net purchases of fixed maturities available-for-sale and equity securities with intent to hold.

Net cash provided by financing activities was $681.9 million and $1,150.7 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease in cash provided by financing activities was the result of increased investment contract withdrawals in 2019 as compared to 2018. This decrease was partly offset by the $500.0 million senior note issuance in 2019, which was issued to fund a portion of the Acquired Business.

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

Short-Term Debt. The components of short-term debt were as follows:

	September 30, 2019	December 31, 2018
	(in millions)
Other recourse short-term debt	$96.1	$42.9
Total short-term debt	$96.1	$42.9

The short-term credit facilities are used for general corporate purposes and borrowings outstanding can fluctuate as part of working capital management.

Long-Term Debt. On May 7, 2019, we issued $500.0 million of senior notes. For additional long-term debt information regarding these debt issuances and all other outstanding long-term debt, see Item 1. "Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 7, Long-Term Debt" for further information.

Contingent Funding Agreements for Senior Debt Issuance. In March 2018, we entered into two contingent funding agreements that give us the right at any time over a ten-year or thirty-year period to issue up to $400.0 million or $350.0 million, respectively, of senior notes.

Stockholders’ Equity. The following table summarizes our dividends to stockholders and repurchase of common stock.

	For the nine months ended	For the year ended
	September 30, 2019	December 31, 2018
	(in millions)
Dividends to stockholders	$453.6	$598.6
Repurchase of common stock	197.5	671.6
Total cash returned to common stockholders	$651.1	$1,270.2

For additional stockholders’ equity information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 11, Stockholders’ Equity.”

Capitalization

The following table summarizes our capital structure:

	September 30, 2019	December 31, 2018
	($ in millions)
Debt:
Short-term debt	$96.1	$42.9
Long-term debt	3,763.9	3,259.6
Total debt	3,860.0	3,302.5

Total stockholders’ equity attributable to PFG	14,804.2	11,390.0
Total capitalization	$18,664.2	$14,692.5
Debt to equity	26%	29%
Debt to capitalization	21%	22%

Contractual Obligations and Contractual Commitments

As of September 30, 2019, no significant changes to contractual obligations and contractual commitments have occurred since December 31, 2018.

Off-Balance Sheet Arrangements

Variable Interest Entities. We have relationships with various types of special purpose entities and other entities where we have a variable interest as described in Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 3, Variable Interest Entities.” We have made commitments to fund certain limited partnerships, some of which are classified as unconsolidated variable interest entities.

Guarantees and Indemnifications. As of September 30, 2019, no significant changes to guarantees and indemnifications have occurred since December 31, 2018. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 10, Contingencies, Guarantees, Indemnifications and Leases” under the caption, “Guarantees and Indemnifications.”

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

In April 2019, we announced the signing of a definitive agreement with Wells Fargo Bank, N.A. to acquire its Institutional Retirement & Trust business. Following the acquisition announcement, Fitch and S&P affirmed our ratings and stable outlook. A.M. Best commented that ratings remain unchanged, while Moody’s commented the acquisition is a credit positive. The transaction closed on July 1, 2019. For additional information regarding the acquisition, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 2, Goodwill and Other Intangible Assets”.

In August 2019, S&P affirmed the financial strength ratings of Principal Life and PNLIC at ‘A+’. S&P also affirmed PFG’s senior unsecured debt rating at ‘A-’. The outlook remains ‘stable’ for all ratings. The rating affirmation reflects S&P’s view that we have a very strong competitive position as a leader in the U.S. small to midsize 401(k) market, with strong asset management and insurance solution capabilities.

In February 2019, A.M. Best affirmed the financial strength ratings of Principal Life and PNLIC at ‘A+’. The outlook remains ‘stable’ for all financial strength ratings. The affirmation reflects the strength of their balance sheets as well as their strong operating performance, favorable business profile and appropriate enterprise risk management. The outlook for the Long-Term Issuer credit rating was upgraded from ‘stable’ to ‘positive’. The outlook upgrade reflects their continued strength and evolution of enterprise risk management capabilities.

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

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The fair value hierarchy gives the highest priority (Level 1) to unadjusted quoted prices in active markets for identical assets or liabilities and gives the lowest priority (Level 3) to unobservable inputs. The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety considering factors specific to the asset or liability. See Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 12, Fair Value Measurements” for further details, including a reconciliation of changes in Level 3 fair value measurements.

As of September 30, 2019, 40% of our net assets (liabilities) were Level 1, 56% were Level 2 and 4% were Level 3. Excluding separate account assets as of September 30, 2019, 3% of our net assets (liabilities) were Level 1, 97% were Level 2 and 0% were Level 3.

As of December 31, 2018, 39% of our net assets (liabilities) were Level 1, 57% were Level 2 and 4% were Level 3. Excluding separate account assets as of December 31, 2018, 3% of our net assets (liabilities) were Level 1, 97% were Level 2 and 0% were Level 3.

Changes in Level 3 Fair Value Measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2019, were $8,726.7 million as compared to $8,729.4 million as of December 31, 2018.

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

Investments

We had total consolidated assets as of September 30, 2019, of $270,238.4 million, of which $94,412.4 million were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk; therefore, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of September 30, 2019, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans. The remainder is invested in other investments, equity securities, real estate and residential mortgage loans. In addition, policy loans are included in our invested assets.

	September 30, 2019		December 31, 2018
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$45,563.1	48%	$40,168.2	48%
Private	23,181.1	24	20,576.4	24
Equity securities	1,907.3	2	1,843.7	2
Mortgage loans:
Commercial	14,992.3	16	13,972.0	16
Residential	1,499.3	2	1,364.9	2
Real estate held for sale	211.8	—	209.6	—
Real estate held for investment	1,525.0	2	1,520.1	2
Policy loans	799.1	1	801.4	1
Other investments	4,733.4	5	4,310.3	5
Total invested assets	94,412.4	100%	84,766.6	100%
Cash and cash equivalents	3,198.0		2,977.5
Total invested assets and cash	$97,610.4		$87,744.1

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

	For the three months ended September 30,						For the nine months ended September 30,
	2019		2018		Increase (decrease)		2019		2018		Increase (decrease)
	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturities (1)	4.2%	$654.7	4.2%	$634.8	—%	$19.9	4.2%	$1,960.7	4.2%	$1,858.3	—%	$102.4
Equity securities	5.9	28.1	2.9	13.6	3.0	14.5	6.9	97.9	2.9	41.6	4.0	56.3
Mortgage loans - commercial	4.2	155.0	4.4	144.9	(0.2)	10.1	4.3	466.0	4.2	416.7	0.1	49.3
Mortgage loans - residential	5.4	18.9	5.4	17.9	—	1.0	5.3	57.0	5.5	54.0	(0.2)	3.0
Real estate	12.9	56.2	12.8	55.2	0.1	1.0	11.3	147.6	10.3	132.8	1.0	14.8
Policy loans	5.5	11.0	5.5	11.1	—	(0.1)	5.5	32.9	5.5	33.5	—	(0.6)
Cash and cash equivalents	2.0	16.2	2.5	16.6	(0.5)	(0.4)	2.1	49.9	1.9	38.1	0.2	11.8
Other investments (1)	7.3	85.9	5.7	51.2	1.6	34.7	7.9	269.6	7.8	210.7	0.1	58.9
Total	4.5	1,026.0	4.4	945.3	0.1	80.7	4.5	3,081.6	4.4	2,785.7	0.1	295.9
Investment expenses	(0.1)	(29.4)	(0.1)	(25.9)	—	(3.5)	(0.1)	(86.9)	(0.1)	(75.0)	—	(11.9)
Net investment income	4.4%	$996.6	4.3%	$919.4	0.1%	$77.2	4.4%	$2,994.7	4.3%	$2,710.7	0.1%	$284.0

(1)	Upon adoption of authoritative guidance effective January 1, 2019, the change in fair value of fixed maturities, available-for-sale and the change in fair value of derivative hedging instruments in fair value hedging relationships are reported in net investment income with the earnings effect of fixed maturities, available-for-sale. Prior to 2019, the change in fair value of fixed maturities, available-for-sale and the change in fair value of derivative hedging instruments in fair value hedging relationships were reported in net realized capital gains (losses).

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Net investment income from fixed maturities increased primarily due to higher average invested assets and higher yields in our U.S. operations.

Net investment income from equity securities increased primarily due to favorable relative market performance on our required regulatory investments in our Latin America business.

Net investment income from commercial mortgage loans increased primarily due to higher average invested assets in our U.S. operations.

Net investment income from other investments increased primarily due to higher earnings in our equity method investment in Brazil.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Net investment income from fixed maturities increased primarily due to higher average invested assets and higher yields on invested assets in our U.S. operations.

Net investment income from equity securities increased primarily due to favorable relative market performance on our required regulatory investments in our Latin America business.

Net investment income from commercial mortgage loans increased primarily due to higher average invested assets and prepayments in our U.S. operations.

Net investment income from other investments increased primarily due to higher earnings in our equity method investment in Brazil, and an increase in variable investment income associated with the cash surrender value of company owned life insurance in 2019 in our U.S. operations.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains and losses for the periods indicated.

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2019	2018	(decrease)	2019	2018	(decrease)
	(in millions)
Fixed maturities, available-for-sale – credit impairments (1)	$(11.1)	$(3.6)	$(7.5)	$(35.2)	$(22.5)	$(12.7)
Commercial mortgage loans – credit impairments	(0.9)	0.6	(1.5)	(2.0)	0.6	(2.6)
Other – credit impairments	0.8	0.8	—	2.5	3.6	(1.1)
Fixed maturities, available-for-sale and trading – noncredit	17.5	23.4	(5.9)	39.9	(28.8)	68.7
Derivatives and related hedge activities (2)	(11.7)	38.3	(50.0)	5.9	(0.6)	6.5
Other gains (losses)	(37.0)	(65.0)	28.0	27.0	84.5	(57.5)
Net realized capital gains (losses)	$(42.4)	$(5.5)	$(36.9)	$38.1	$36.8	$1.3

(1)	Includes credit impairments as well as losses on sales of fixed maturities to reduce credit risk, net of realized credit recoveries on the sale of previously impaired securities.
(2)	Includes fixed maturities, trading net gains (losses) of $2.3 million and $(0.3) million for the three months ended September 30, 2019 and 2018, and $10.9 million and $(1.7) million for the nine months ended September 30, 2019 and 2018, respectively, which are a component of the GMWB embedded derivative hedging program net realized capital gains (losses) reflected in this line. Upon adoption of authoritative guidance effective January 1, 2019, the change in fair value of fixed maturities, available-for-sale and the change in fair value of derivative hedging instruments in fair value hedging relationships are reported in net investment income with the earnings effect of fixed maturities, available-for-sale. Prior to 2019, the change in fair value of fixed maturities, available-for-sale and the change in fair value of derivative hedging instruments in fair value hedging relationships were reported in net realized capital gains (losses).

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Derivatives and related hedge activities had net losses in 2019 as compared to net gains in 2018 primarily due to losses in 2019 versus gains in 2018 on the GMWB embedded derivatives, including changes in the spread reflecting our own creditworthiness, and related hedging instruments. Additionally, our Principal International segment had an increase in losses on currency derivatives and an embedded derivative due to changes in exchange rates and interest rates, respectively. These changes were partially offset by gains in 2019 versus losses in 2018 on interest rate swaps not designated as hedging instruments due to changes in interest rates.

Other losses decreased primarily due to a loss from the sale of closed blocks of annuity business within our Principal International operating segment in 2018 and increases from equity securities related primarily to mark-to-market changes. These changes were partially offset by an impairment of an equity method investment in 2019.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Fixed maturities, available-for-sale and trading – noncredit had net gains in 2019 as compared to net losses in 2018 primarily due to gains versus losses on trading securities related to changes in interest rates and credit spreads. Additionally, we had higher available-for-sale noncredit losses during 2018 related to portfolio rebalancing.

Other gains decreased primarily due to a gain from the sale of an equity method investment during 2018 and an impairment of an equity method investment in 2019. These decreases were partially offset by a loss from the sale of closed blocks of annuity business within our Principal International operating segment in 2018 and increases from equity securities related primarily to mark-to-market changes.

U.S. Investment Operations

Of our invested assets, $86,277.8 million were held by our U.S. operations as of September 30, 2019. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing investment policies and monitoring risk limits and tolerances. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect customers’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

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

We purchase credit default swaps to hedge certain credit exposures in our investment portfolio. We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $85.0 million and $95.0 million as of September 30, 2019 and December 31, 2018, respectively. We sell credit default swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 5, Derivative Financial Instruments” under the caption, “Credit Derivatives Sold.”

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

	Weighted average loan-to-value ratio		Debt service coverage ratio
	September 30, 2019	December 31, 2018	September 30, 2019		December 31, 2018

New mortgages	51%	50%	2.4	X	2.2	X
Entire mortgage portfolio	45%	45%	2.6	X	2.5	X

We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, were $2,962.5 million and 3.7%, respectively, as of September 30, 2019, and $3,027.6 million and 3.6%, respectively, as of December 31, 2018. In addition, the amortized cost and weighted average yield of residential mortgage-backed pass-through securities (“RMBS”), residential collateralized mortgage obligations, and asset-backed securities - home equity with material prepayment risk were $6,744.5 million and 3.2%, respectively, as of September 30, 2019, and $6,474.6 million and 3.3%, respectively, as of December 31, 2018.

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

	September 30, 2019		December 31, 2018
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$41,469.3	48%	$36,599.0	47%
Private	23,141.3	27	20,527.8	27
Equity securities	479.9	1	418.6	1
Mortgage loans:
Commercial	14,732.5	17	13,721.2	18
Residential	1,064.7	1	905.8	1
Real estate held for sale	211.0	—	207.7	—
Real estate held for investment	1,524.6	2	1,518.6	2
Policy loans	778.7	1	779.8	1
Other investments	2,875.8	3	2,596.0	3
Total invested assets	86,277.8	100%	77,274.5	100%
Cash and cash equivalents	2,863.7		2,728.1
Total invested assets and cash	$89,141.5		$80,002.6

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities. Included in the privately placed category as of September 30, 2019 and December 31, 2018, were $16.8 billion and $15.2 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

Fixed maturities were diversified by category of issuer, as shown in the following table for the periods indicated.

	September 30, 2019		December 31, 2018
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total
	($ in millions)

U.S. government and agencies	$1,720.8	3%	$1,419.0	2%
States and political subdivisions	7,364.8	11	6,214.1	11
Non-U.S. governments	875.3	1	732.0	1
Corporate - public	20,983.4	33	18,939.8	33
Corporate - private	14,944.2	23	13,502.8	24
Residential mortgage-backed pass-through securities	2,806.1	4	2,775.6	5
Commercial mortgage-backed securities	4,878.2	8	3,927.8	7
Residential collateralized mortgage obligations	3,856.4	6	3,368.7	6
Asset-backed securities	7,181.4	11	6,247.0	11
Total fixed maturities	$64,610.6	100%	$57,126.8	100%

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 19% of total fixed maturities as of September 30, 2019 and 20% as of December 31, 2018. It is comprised of corporate and foreign government fixed maturities. The following table presents the carrying amount of our international exposure for our U.S. operation’s fixed maturities portfolio for the periods indicated.

	September 30, 2019	December 31, 2018
	(in millions)
European Union, excluding UK	$3,239.3	$3,276.6
United Kingdom	2,499.4	2,343.5
Asia-Pacific	1,705.5	1,634.3
Australia/New Zealand	1,613.7	1,477.0
Latin America	1,270.8	1,014.5
Europe, non-European Union	799.4	759.2
Middle East and Africa	643.7	552.1
Other (1)	317.3	317.9
Total	$12,089.1	$11,375.1

(1)	Includes exposure from two countries and various supranational organizations as of both September 30, 2019, and December 31, 2018.

International fixed maturities exposure is determined by the country of domicile of the parent entity of an individual asset. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of September 30, 2019 and December 31, 2018, our investments in Canada totaled $2,027.2 million and $1,833.6 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The following table presents our top ten exposures as of September 30, 2019.

Amortized cost
(in millions)
Berkshire Hathaway Inc.	$247.1
Mars, Incorporated	236.7
People's Republic of China (1)	217.5
Wells Fargo & Company	198.9
Duke Energy Corporation	196.6
Comcast Corporation	195.4
The Walt Disney Company	191.6
Citigroup Inc.	188.3
JPMorgan Chase & Co.	188.1
Microsoft Corporation	186.2
Total top ten exposures	$2,046.4

(1)	Primarily includes exposure to state-owned entities operating in the energy, electric and chemical sectors.

Fixed Maturities Valuation and Credit Quality. Valuation techniques for the fixed maturities portfolio vary by security type and the availability of market data. The use of different pricing techniques and their assumptions could produce different financial results. See Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 12, Fair Value Measurements” for further details regarding our pricing methodology. Once prices are determined, they are reviewed by pricing analysts for reasonableness based on asset class and observable market data. Investment analysts who are familiar with specific securities review prices for reasonableness through direct interaction with external sources, review of recent trade activity or use of internal models. All fixed maturities placed on the “watch list” are periodically analyzed by investment analysts. These analysts periodically meet with the Chief Investment Officer and the Portfolio Managers to determine reasonableness of the analysts’ prices. The valuation of impaired bonds for which there is no quoted price is typically based on relative value analysis and the present value of the future cash flows expected to be received. Although we believe these values reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other market factors involve qualitative and unobservable inputs.

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

	September 30, 2019			December 31, 2018
			Percent of			Percent of
	Amortized	Carrying	carrying	Amortized	Carrying	carrying
NAIC designation	cost	amount	amount	cost	amount	amount
	($in millions)

1	$41,770.2	$44,832.5	69%	$39,482.7	$39,638.6	69%
2	16,120.5	17,527.1	27	15,332.9	15,293.1	27
3	1,875.7	1,953.2	3	1,932.9	1,873.3	3
4	255.7	242.5	1	288.2	266.7	1
5	48.1	45.8	—	48.6	32.6	—
6	9.3	9.5	—	24.2	22.5	—
Total fixed maturities	$60,079.5	$64,610.6	100%	$57,109.5	$57,126.8	100%

Fixed maturities included 54 securities with an amortized cost of $585.3 million, gross gains of $13.2 million, gross losses of $0.3 million and a carrying amount of $598.2 million as of September 30, 2019, that were still pending a review and assignment of a designation by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, we will always have securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent designation is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities. As of September 30, 2019, based on amortized cost, 99% of our CMBS portfolio had an NAIC designation of 1 and 97% was issued during the more conservative underwriting periods prior to 2005 and after 2008.

The following tables present our exposure by credit quality, based on NAIC designations, and vintage for our CMBS portfolio as of the periods indicated.

	September 30, 2019
	2004 and prior		2005 to 2008		2009 and after		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
NAIC designation	cost	amount	cost	amount	cost	amount	cost	amount
	(in millions)

1	$3.5	$3.8	$125.1	$127.9	$4,533.2	$4,713.3	$4,661.8	$4,845.0
2	—	—	6.1	6.4	6.3	6.5	12.4	12.9
3	—	—	4.0	3.2	—	—	4.0	3.2
4	—	—	8.1	6.9	—	—	8.1	6.9
5	—	—	9.0	8.4	—	—	9.0	8.4
6	0.4	0.3	1.5	1.5	—	—	1.9	1.8
Total (1)	$3.9	$4.1	$153.8	$154.3	$4,539.5	$4,719.8	$4,697.2	$4,878.2

(1)	The CMBS portfolio included agency CMBS with a $311.6 million amortized cost and a $316.8 million carrying amount.

	December 31, 2018
	2004 and prior		2005 to 2008		2009 and after		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
NAIC designation	cost	amount	cost	amount	cost	amount	cost	amount
	(in millions)

1	$27.0	$27.6	$176.4	$179.4	$3,763.6	$3,686.7	$3,967.0	$3,893.7
2	—	—	5.5	5.2	6.3	5.9	11.8	11.1
3	—	—	5.8	4.6	—	—	5.8	4.6
4	—	—	5.9	5.7	—	—	5.9	5.7
5	0.1	—	10.0	9.6	—	—	10.1	9.6
6	0.9	0.6	2.8	2.5	—	—	3.7	3.1
Total (1)	$28.0	$28.2	$206.4	$207.0	$3,769.9	$3,692.6	$4,004.3	$3,927.8

(1)	The CMBS portfolio included agency CMBS with a $279.6 million amortized cost and a $272.6 million carrying amount.

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

	September 30, 2019	December 31, 2018
	($ in millions)

Total fixed maturities (public and private)	$64,610.6	$57,126.8
Problem fixed maturities (1)	$21.3	$69.0
Potential problem fixed maturities	40.8	50.0
Restructured fixed maturities	2.6	2.5
Total problem, potential problem and restructured fixed maturities	$64.7	$121.5
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	0.10%	0.21%

(1)	The problem fixed maturities carrying amount is net of other-than-temporary impairment losses.

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

The net realized loss relating to other-than-temporary credit impairments and credit related sales of fixed maturities was $11.1 million and $3.6 million for the three months ended September 30, 2019 and 2018, respectively, and $35.2 million and $22.5 million for the nine months ended September 30, 2019 and 2018, respectively.

Fixed Maturities Available-for-Sale

The following tables present our fixed maturities available-for-sale by industry category and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in AOCI, as of the periods indicated.

	September 30, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	amount
	(in millions)

Finance — Banking	$4,284.9	$262.5	$20.6	$4,526.8
Finance — Brokerage	472.8	40.4	0.4	512.8
Finance — Finance Companies	340.1	15.5	—	355.6
Finance — Financial Other	487.7	24.7	1.5	510.9
Finance — Insurance	2,474.5	363.6	2.9	2,835.2
Finance — Real estate investment trusts (“REITs”)	1,566.7	114.1	—	1,680.8
Industrial — Basic Industry	1,137.1	102.8	0.2	1,239.7
Industrial — Capital Goods	2,038.1	151.0	0.4	2,188.7
Industrial — Communications	2,538.0	345.8	0.2	2,883.6
Industrial — Consumer Cyclical	1,544.5	102.1	3.8	1,642.8
Industrial — Consumer Non-Cyclical	4,184.2	402.0	3.7	4,582.5
Industrial — Energy	2,395.4	282.8	10.0	2,668.2
Industrial — Other	425.4	25.7	0.2	450.9
Industrial — Technology	1,982.1	154.4	3.6	2,132.9
Industrial — Transportation	1,938.1	151.9	0.4	2,089.6
Utility — Electric	3,091.5	339.5	0.8	3,430.2
Utility — Natural Gas	330.1	33.1	—	363.2
Utility — Other	257.8	18.2	—	276.0
Government guaranteed	1,246.7	164.0	1.5	1,409.2
Total corporate securities	32,735.7	3,094.1	50.2	35,779.6

Residential mortgage-backed pass-through securities	2,442.7	70.6	3.1	2,510.2
Commercial mortgage-backed securities	4,667.9	195.1	14.1	4,848.9
Residential collateralized mortgage obligations	3,749.0	107.7	5.9	3,850.8
Asset-backed securities — Home equity (1)	251.3	15.5	0.7	266.1
Asset-backed securities — All other	3,921.8	46.4	3.4	3,964.8
Collateralized debt obligations — Credit	16.8	—	4.8	12.0
Collateralized debt obligations — CMBS	—	0.6	—	0.6
Collateralized debt obligations — Loans	2,917.0	1.4	8.4	2,910.0
Total mortgage-backed and other asset-backed securities	17,966.5	437.3	40.4	18,363.4

U.S. government and agencies	1,582.9	138.9	1.0	1,720.8
States and political subdivisions	6,544.4	819.7	2.5	7,361.6
Non-U.S. governments	737.6	135.2	—	872.8
Total fixed maturities, available-for-sale	$59,567.1	$4,625.2	$94.1	$64,098.2

(1)	This exposure is all related to sub-prime mortgage loans.

	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	amount
	(in millions)

Finance — Banking	$4,556.4	$48.2	$119.6	$4,485.0
Finance — Brokerage	416.6	4.2	11.5	409.3
Finance — Finance Companies	342.5	2.7	9.0	336.2
Finance — Financial Other	415.5	15.2	9.2	421.5
Finance — Insurance	2,441.0	158.3	43.7	2,555.6
Finance — REITs	1,482.5	9.1	38.9	1,452.7
Industrial — Basic Industry	1,052.8	32.2	27.3	1,057.7
Industrial — Capital Goods	2,148.3	29.3	62.2	2,115.4
Industrial — Communications	2,567.7	137.4	46.1	2,659.0
Industrial — Consumer Cyclical	1,580.7	31.2	46.6	1,565.3
Industrial — Consumer Non-Cyclical	3,900.9	77.1	119.1	3,858.9
Industrial — Energy	2,377.9	115.9	55.8	2,438.0
Industrial — Other	424.2	5.2	8.7	420.7
Industrial — Technology	1,858.7	12.3	46.7	1,824.3
Industrial — Transportation	1,595.8	19.7	53.4	1,562.1
Utility — Electric	3,020.0	83.6	81.6	3,022.0
Utility — Natural Gas	476.7	14.1	16.4	474.4
Utility — Other	301.5	4.3	7.7	298.1
Government guaranteed	1,321.3	73.5	21.6	1,373.2
Total corporate securities	32,281.0	873.5	825.1	32,329.4

Residential mortgage-backed pass-through securities	2,481.3	21.5	49.8	2,453.0
Commercial mortgage-backed securities	3,990.5	17.1	93.6	3,914.0
Residential collateralized mortgage obligations	3,400.8	18.9	56.4	3,363.3
Asset-backed securities — Home equity (1)	264.5	12.0	2.9	273.6
Asset-backed securities — All other	3,551.5	8.4	23.4	3,536.5
Collateralized debt obligations — Credit	16.8	—	3.9	12.9
Collateralized debt obligations — CMBS	0.2	—	—	0.2
Collateralized debt obligations — Loans	2,434.3	—	26.6	2,407.7
Total mortgage-backed and other asset-backed securities	16,139.9	77.9	256.6	15,961.2

U.S. government and agencies	1,419.6	16.2	16.8	1,419.0
States and political subdivisions	6,110.7	195.9	95.0	6,211.6
Non-U.S. governments	683.5	61.2	13.9	730.8
Total fixed maturities, available-for-sale	$56,634.7	$1,224.7	$1,207.4	$56,652.0

(1)	This exposure is all related to sub-prime mortgage loans.

Of the $94.1 million in gross unrealized losses as of September 30, 2019, $1.0 million in losses were attributed to securities scheduled to mature in one year or less, $5.8 million attributed to securities scheduled to mature between one to five years, $8.6 million attributed to securities scheduled to mature between five to ten years, $38.3 million attributed to securities scheduled to mature after ten years and $40.4 million related to mortgage-backed and other ABS that are not classified by maturity year. As of September 30, 2019, we were in a $4,531.1 million net unrealized gain position as compared to a $17.3 million net unrealized gain position as of December 31, 2018. The $4,513.8 million increase in net unrealized gains for the nine months ended September 30, 2019, can be attributed to an approximate 89 basis points decrease in interest rates and tightening of credit spreads.

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

	September 30, 2019				December 31, 2018
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Carrying	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	amount	cost	gains	losses	amount
	(in millions)
Investment grade:
Public	$36,777.1	$3,436.5	$40.3	$40,173.3	$35,064.8	$938.0	$729.4	$35,273.4
Private	20,636.8	1,097.7	25.0	21,709.5	19,311.8	266.4	358.9	19,219.3
Below investment grade:
Public	841.6	42.5	13.3	870.8	974.7	6.4	62.5	918.6
Private	1,311.6	48.5	15.5	1,344.6	1,283.4	13.9	56.6	1,240.7
Total fixed maturities, available-for-sale	$59,567.1	$4,625.2	$94.1	$64,098.2	$56,634.7	$1,224.7	$1,207.4	$56,652.0

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, on investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	September 30, 2019
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$1,092.4	$5.7	$868.2	$2.9	$1,960.6	$8.6
Greater than three to six months	84.0	2.6	133.9	0.3	217.9	2.9
Greater than six to nine months	21.9	0.3	7.4	—	29.3	0.3
Greater than nine to twelve months	52.5	2.0	492.3	1.8	544.8	3.8
Greater than twelve to twenty-four months	388.1	15.2	1,481.3	7.2	1,869.4	22.4
Greater than twenty-four to thirty-six months	610.6	4.7	445.6	5.2	1,056.2	9.9
Greater than thirty-six months	374.0	9.8	112.8	7.6	486.8	17.4
Total fixed maturities, available-for-sale	$2,623.5	$40.3	$3,541.5	$25.0	$6,165.0	$65.3

	December 31, 2018
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$1,615.5	$31.8	$1,874.6	$26.4	$3,490.1	$58.2
Greater than three to six months	2,507.5	56.7	1,767.5	26.8	4,275.0	83.5
Greater than six to nine months	2,727.4	100.6	2,081.4	45.9	4,808.8	146.5
Greater than nine to twelve months	7,077.1	271.1	3,641.4	116.3	10,718.5	387.4
Greater than twelve to twenty-four months	4,002.7	119.5	2,553.6	91.7	6,556.3	211.2
Greater than twenty-four to thirty-six months	2,241.1	134.7	859.6	42.2	3,100.7	176.9
Greater than thirty-six months	287.2	15.0	96.7	9.6	383.9	24.6
Total fixed maturities, available-for-sale	$20,458.5	$729.4	$12,874.8	$358.9	$33,333.3	$1,088.3

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, on below investment grade fixed maturities available-for-sale by aging category as of the periods indicated.

	September 30, 2019
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$2.0	$0.1	$38.9	$0.3	$40.9	$0.4
Greater than three to six months	8.5	—	50.3	0.4	58.8	0.4
Greater than nine to twelve months	9.0	0.6	33.1	0.1	42.1	0.7
Greater than twelve to twenty-four months	30.7	4.2	73.4	5.5	104.1	9.7
Greater than twenty-four to thirty-six months	5.0	2.6	4.0	0.8	9.0	3.4
Greater than thirty-six months	23.1	5.8	26.7	8.4	49.8	14.2
Total fixed maturities, available-for-sale	$78.3	$13.3	$226.4	$15.5	$304.7	$28.8

	December 31, 2018
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$354.1	$9.7	$511.8	$15.6	$865.9	$25.3
Greater than three to six months	73.4	3.7	93.8	6.3	167.2	10.0
Greater than six to nine months	76.1	6.8	148.2	7.6	224.3	14.4
Greater than nine to twelve months	146.6	15.0	227.9	14.1	374.5	29.1
Greater than twelve to twenty-four months	58.7	4.5	35.9	3.0	94.6	7.5
Greater than twenty-four to thirty-six months	6.4	2.3	4.3	0.2	10.7	2.5
Greater than thirty-six months	57.2	20.5	38.1	9.8	95.3	30.3
Total fixed maturities, available-for-sale	$772.5	$62.5	$1,060.0	$56.6	$1,832.5	$119.1

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, on fixed maturities available-for-sale where the estimated fair value had declined and remained below amortized cost by 20% or more as of the periods indicated.

	September 30, 2019
	Problem, potential		All other fixed
	problem and restructured		maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$—	$—	$15.4	$5.8	$15.4	$5.8
Greater than three to six months	0.4	0.1	10.1	3.3	10.5	3.4
Greater than six to nine months	—	—	4.4	1.5	4.4	1.5
Greater than nine to twelve months	—	—	16.9	6.6	16.9	6.6
Greater than twelve months	1.9	1.1	10.0	4.8	11.9	5.9
Total fixed maturities, available-for-sale	$2.3	$1.2	$56.8	$22.0	$59.1	$23.2

	December 31, 2018
	Problem, potential		All other fixed
	problem and restructured		maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)

Three months or less	$10.4	$5.7	$66.6	$20.8	$77.0	$26.5
Greater than three to six months	6.5	5.8	14.9	6.1	21.4	11.9
Greater than six to nine months	0.4	0.5	11.7	3.6	12.1	4.1
Greater than twelve months	9.2	6.5	5.3	2.7	14.5	9.2
Total fixed maturities, available-for-sale	$26.5	$18.5	$98.5	$33.2	$125.0	$51.7

Mortgage Loans

Mortgage loans consist of commercial mortgage loans on real estate and residential mortgage loans. The carrying amount of our commercial mortgage loan portfolio was $14,732.5 million and $13,721.2 million as of September 30, 2019 and December 31, 2018, respectively. The carrying amount of our residential mortgage loan portfolio was $1,064.7 million and $905.8 million as of September 30, 2019 and December 31, 2018, respectively.

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

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 21% of our commercial mortgage loan portfolio before valuation allowance as of both September 30, 2019 and December 31, 2018. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The typical borrower in our commercial loan portfolio is a single purpose entity or single asset entity. As of September 30, 2019 and December 31, 2018, the total number of commercial mortgage loans outstanding was 782 and 795, of which 46% and 48% were for loans with principal balances less than $10.0 million, respectively. The average loan size of our commercial mortgage portfolio was $18.9 million and $17.3 million as of September 30, 2019 and December 31, 2018, respectively.

Commercial Mortgage Loan Credit Monitoring. For further details on monitoring and management of our commercial mortgage loan portfolio, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Investments” under the caption, “Mortgage Loan Credit Monitoring.”

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

	September 30, 2019	December 31, 2018
	($ in millions)

Total commercial mortgages	$14,732.5	$13,721.2
Potential problem commercial mortgages	$—	$5.9
Total problem, potential problem and restructured commercial mortgages	$—	$5.9
Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	—%	0.04%

Commercial Mortgage Loan Valuation Allowance. The valuation allowance for commercial mortgage loans includes loan specific reserves for loans that are deemed to be impaired as well as reserves for pools of loans with similar risk characteristics where a property risk or market specific risk has not been identified but for which we anticipate a loss may occur. For further details on the commercial mortgage loan valuation allowance, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 4, Investments” under the caption, “ Mortgage Loan Valuation Allowance.”

The following table represents our commercial mortgage loan valuation allowance for the periods indicated.

	For the nine months ended	For the year ended
	September 30, 2019	December 31, 2018
	($ in millions)

Balance, beginning of period	$24.3	$25.8
Provision	2.0	(1.5)
Balance, end of period	$26.3	$24.3
Valuation allowance as % of carrying value before reserves	0.18%	0.18%

Residential Mortgage Loans. The residential mortgage loan portfolio is composed of first lien mortgages with an amortized cost of $1,054.7 million and $893.3 million and home equity mortgages with an amortized cost of $11.8 million and $15.1 million as of September 30, 2019 and December 31, 2018, respectively. The home equity loans are generally second lien mortgages made up of closed-end loans and lines of credit. Non-performing residential mortgage loans, which are defined as loans 90 days or greater delinquent plus non-accrual loans, totaled $4.8 million and $7.2 million as of September 30, 2019 and December 31, 2018, respectively.

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

The following table represents our residential mortgage loan valuation allowance for the periods indicated.

	For the nine months ended	For the year ended
	September 30, 2019	December 31, 2018
	($ in millions)

Balance, beginning of period	$2.6	$6.4
Provision	(2.7)	(4.5)
Charge-offs	(0.4)	(2.4)
Recoveries	2.3	3.1
Balance, end of period	$1.8	$2.6
Valuation allowance as % of carrying value before reserves	0.17%	0.29%

Real Estate

Real estate consists primarily of commercial equity real estate. As of September 30, 2019 and December 31, 2018, the carrying amount of our equity real estate investment was $1,735.6 million and $1,726.3 million, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $1,524.6 million and $1,518.6 million as of September 30, 2019 and December 31, 2018, respectively. The carrying value of real estate held for investment is generally adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized capital losses in our consolidated results of operations. No such impairment adjustments were recorded for the nine months ended September 30, 2019 or for the year ended December 31, 2018.

The carrying amount of real estate held for sale was $211.0 million and $207.7 million as of September 30, 2019 and December 31, 2018, respectively. Once we identify a real estate property to be sold and it is probable that it will be sold, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. The valuation allowance did not change for the nine months ended September 30, 2019 or for the year ended December 31, 2018.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country. As of September 30, 2019, our largest equity real estate portfolio concentration was in the Pacific (44%) region of the United States. By property type, our largest concentrations were in apartments (35%), office (29%), and industrial (25%) as of September 30, 2019.

Other Investments

Our other investments totaled $2,875.8 million as of September 30, 2019, compared to $2,596.0 million as of December 31, 2018. Other investments include interests in unconsolidated entities, which include real estate properties owned jointly with venture partners and operated by the partners; sponsored investment funds; the cash surrender value of company owned life insurance; derivative assets and other investments.

International Investment Operations

Of our invested assets, $8,134.6 million were held by our Principal International segment as of September 30, 2019. The assets are primarily managed by the local Principal International affiliate. Due to the regulatory constraints in each location, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets is fixed maturities. The following table excludes invested assets of the separate accounts.

	September 30, 2019		December 31, 2018
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total
	($ in millions)
Fixed maturities:
Public	$4,093.8	50%	$3,569.2	48%
Private	39.8	1	48.6	1
Equity securities	1,427.4	18	1,425.1	19
Mortgage loans:
Commercial	259.8	3	250.8	3
Residential	434.6	5	459.1	6
Real estate held for sale	0.8	—	1.9	—
Real estate held for investment	0.4	—	1.5	—
Policy loans	20.4	—	21.6	—
Other investments:
Direct financing leases	798.1	10	830.7	11
Investment in unconsolidated entities	1,013.4	12	864.5	12
Derivative assets and other investments	46.1	1	19.1	—
Total invested assets	8,134.6	100%	7,492.1	100%
Cash and cash equivalents	334.3		249.4
Total invested assets and cash	$8,468.9		$7,741.5

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

Lower interest rates generally result in lower profitability in the long-term. Conversely, higher interest rates generally result in higher profitability in the long-term. However, an increase in market interest rates may cause a decline in the value of financial assets held at fair value on our consolidated statements of financial position. In addition, we have interest rate risk related to spread revenue on our Acquired Business. This risk has been excluded from the following analysis and discussion.

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

Guaranteed Minimum Interest Rate Exposure. The following table provides detail on the differences between the interest rates being credited to contractholders as of September 30, 2019, and the respective guaranteed minimum interest rates (“GMIRs”). Account values are broken down by GMIR level within the Retirement and Income Solutions and U.S. Insurance Solutions segments.

	Account values (1)
		Excess of crediting rates over GMIR:
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total
	($ in millions)
Guaranteed minimum interest rate
Retirement and Income Solutions
Up to 1.00%	$149.9	$341.0	$732.1	$3,991.8	$2,642.0	$7,856.8
1.01% - 2.00%	68.4	5,005.8	106.4	1,075.7	—	6,256.3
2.01% - 3.00%	5,065.4	0.2	—	—	—	5,065.6
3.01% - 4.00%	198.0	—	—	—	—	198.0
Subtotal	5,481.7	5,347.0	838.5	5,067.5	2,642.0	19,376.7

U.S. Insurance Solutions
Up to 1.00%	—	22.1	2.4	—	—	24.5
1.01% - 2.00%	336.5	—	290.7	377.6	138.3	1,143.1
2.01% - 3.00%	1,575.4	988.1	507.4	106.1	—	3,177.0
3.01% - 4.00%	1,724.8	52.6	16.4	23.3	3.3	1,820.4
4.01% - 5.00%	52.1	5.7	2.7	1.7	—	62.2
Subtotal	3,688.8	1,068.5	819.6	508.7	141.6	6,227.2

Total	$9,170.5	$6,415.5	$1,658.1	$5,576.2	$2,783.6	$25,603.9
Percentage of total	35.8%	25.0%	6.5%	21.8%	10.9%	100.0%

(1)	Includes only the account values, net of policy loans, for products with GMIRs and discretionary crediting rates.

In addition to the domestic account values shown in the table above, Principal International had $626.6 million and $488.5 million of account values with GMIRs in Hong Kong and Brazil, respectively, as of September 30, 2019. The Brazil amount includes account values from an equity method subsidiary, adjusted to reflect the proportion of the subsidiary’s results reflected in our net income. Our liabilities in Principal International are generally denominated in the functional currency of the location of operation. The pattern of interest rate movements in our international operations will likely differ from the pattern of interest rate movements in the U.S.

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

We estimate a hypothetical 100 basis point immediate, parallel increase in interest rates would reduce the net reported fair value of our financial assets and derivatives by $4,647.3 million as of September 30, 2019, compared to $3,893.7 million as of December 31, 2018. This estimate only reflects the change in fair value for financial assets and derivatives reported at fair value on our consolidated statements of financial position. Assets and liabilities not reported at fair value on our consolidated statements of financial position – including mortgage loans, liabilities relating to insurance contracts, investment contracts, debt and bank deposits – are excluded from this sensitivity analysis. We believe the excluded liability items would economically serve as a partial offset to the net interest rate risk of the financial instruments included in the sensitivity analysis. Separate account assets and liabilities are also excluded from this estimate, as any interest rate risk is borne by the holder of the separate account. For more information on fair value measurements, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements" in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Our net estimated potential loss in fair value as of September 30, 2019, increased $753.6 million from December 31, 2018, primarily due to an increase in the balance and duration of fixed maturities, available-for-sale. The increase in the balance of fixed maturities, available-for-sale was primarily driven by an increase in net unrealized gains resulting primarily from a decrease in interest rates and tightening of credit spreads, and net purchase activity. The increase in the duration of fixed maturities, available-for-sale was primarily driven by a decrease in interest rates and tightening of credit spreads.

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

We estimate as of September 30, 2019, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency-denominated instruments identified above because we effectively hedge foreign currency-denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2018. However, fluctuations in foreign currency exchange rates do affect the translation of segment pre-tax operating earnings and equity of our international operations into our consolidated financial statements.

For our Principal International segment, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $319.1 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of September 30, 2019, as compared to an estimated $313.9 million, or 10%, reduction as of December 31, 2018. We estimate a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $12.8 million, or 12%, reduction in segment pre-tax operating earnings of our international operations for the three months ended September 30, 2019, as compared to an estimated $5.4 million, or 17%, reduction for the three months ended September 30, 2018. In addition, we estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $36.9 million, or 12%, reduction in segment pre-tax operating earnings of our international operations for the nine months ended September 30, 2019, as compared to an estimated $26.7 million, or 13%, reduction for the nine months ended September 30, 2018.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $128.3 million and $155.2 million as of September 30, 2019 and December 31, 2018, respectively. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $629.1 million and $542.5 million as of September 30, 2019 and December 31, 2018, respectively. The notional amount of our currency forwards hedging foreign-denominated equity securities was $53.3 million and $50.5 million as of September 30, 2019 and December 31, 2018, respectively.

With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our Principal International operations had currency swaps with a notional amount of $253.6 million and $200.9 million as of September 30, 2019 and December 31, 2018, respectively. Our Principal International operations also utilized currency forwards with a notional amount of $892.0 million and $738.6 million as of September 30, 2019 and December 31, 2018, respectively.

We sometimes use derivatives to hedge currency risk associated with expected cash flows from our foreign operations. We held currency forwards with a notional amount of $50.8 million and $74.5 million as September 30, 2019 and December 31, 2018, respectively. We also utilized currency options with a notional amount of $562.0 million and $525.2 million as of September 30, 2019 and December 31, 2018, respectively.

Equity Risk

Equity risk is the risk we will incur economic losses due to adverse fluctuations in common stock prices. As of September 30, 2019 and December 31, 2018, the fair value of our equity securities was $1,907.3 million and $1,843.7 million, respectively. We estimate a 10% decline in the prices of the equity securities would result in a decline in fair value of our equity securities of $190.7 million as of September 30, 2019, as compared to a decline in fair value of our equity securities of $184.4 million as of December 31, 2018.

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

Use of Derivatives to Manage Equity Risk. We economically hedge the fixed deferred annuity and universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product’s profile or selling options to offset existing exposures. We economically hedged the GMWB exposure, which includes interest rate risk and equity risk, using futures, options and interest rate swaps with notional amounts of $425.1 million, $1,049.6 million, and $4,753.1 million, respectively, as of September 30, 2019, and notional amounts of $751.7 million, $1,004.6 million, and $3,492.8 million, respectively, as of December 31, 2018. The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In order to ensure that the information that we must disclose in our filings with the SEC is recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file with or submit to the SEC is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer, Daniel J. Houston, and our Chief Financial Officer, Deanna D. Strable-Soethout, have reviewed and evaluated our disclosure controls and procedures as of September 30, 2019, except as noted below, and have concluded our disclosure controls and procedures are effective.

Our assessment of the effectiveness of disclosure controls and procedures excludes the operations and related assets of the Acquired Business, which closed on July 1, 2019. For additional information regarding the acquisition, see Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 2, Goodwill and Other Intangible Assets”. We are in process of evaluating internal control over financial reporting for the Acquired Business and, accordingly, have excluded its controls from our evaluation of disclosure controls and procedures. For the three and nine months ended September 30, 2019, the Acquired Business’s revenues related to operations represented 2% and 1% of our consolidated total revenues, respectively. As of September 30, 2019, the Acquired Business’s assets related to operations represented less than 1% of our consolidated total assets.

Changes in Internal Control Over Financial Reporting

Other than the acquisition of the Acquired Business discussed above, we had no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure concerning legal proceedings can be found in Part I, Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 10, Contingencies, Guarantees, Indemnifications and Leases” under the caption, “Litigation and Regulatory Contingencies,” which is incorporated here by this reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, consideration should be given to the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. If any of those factors were to occur, they could materially adversely affect our business, financial condition or future results, and could cause actual results to differ materially from those expressed in forward-looking statements in this report. While we have not had material changes with respect to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, we are adding risk factors set out below related to our acquisition of the Acquired Business from Wells Fargo Bank, N.A, (the “Seller”) as discussed in Part I, Item 1. “Financial Statements, Notes to Unaudited Consolidated Financial Statements, Note 2, Goodwill and Other Intangibles” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Transactions Affecting Comparability” under the caption “Acquisitions.”

We may not realize the expected benefits of the Acquisition because of integration difficulties, delays in the transfer of purchased assets and other challenges.

The success of the Acquisition will depend, in part, on our ability to successfully integrate and operate the Acquired Business in conjunction with our existing businesses. The integration process may be complex, costly and time-consuming. The potential difficulties of integrating the operations of the Acquired Business include, among others:

●	implementing our business plan for the combined business;
●	unanticipated issues in integrating logistics, information, communications and other systems;
●	retaining and integrating key employees of the Seller;
●	retaining and growing the customers of the Acquired Business;
●	changes in applicable laws and regulations or conditions imposed by regulators;
●	operating risks inherent in the Acquired Business and our existing businesses and
●	realizing revenue and expense synergies.

We may not accomplish the integration of the Acquired Business smoothly, successfully or within the anticipated costs or timeframe. In particular, it is expected that the transfer to us of many of the purchased assets, including contracts with customers and vendors of the Acquired Business, will not be effectuated until sometime after the closing of the transaction (“Closing”) and, if the requisite consents of contractual counterparties of the Acquired Business or other third parties are not received, may not be effectuated at all. Furthermore, the Acquired Business will be reliant upon the Seller to continue to provide services to the Acquired Business for a transitional period following the Closing. Any difficulties or delays encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the Acquisition and could adversely affect our business, results of operations and financial condition. In addition, the Acquired Business may not meet our expectations, causing our financial results to differ from our own or the investment community’s expectations. It is possible that the Acquired Business may be adversely affected by regulatory, political, economic, business or competitive factors after the Closing, which could prevent us from realizing the anticipated benefits of the Acquisition. The Acquisition may also divert our management’s attention from our current operations to the integration effort, which could have a negative effect on our business, results of operations and financial condition.

The obligations and liabilities of the Seller, some of which may be unanticipated or unknown, may be greater than we have anticipated, which may diminish the value of the Acquired Business to us.

In connection with the Acquisition, we will assume certain liabilities of the Seller and its affiliates, including, among others: specified current liabilities; liabilities arising under the terms (or from the performance) of specified transferred contracts; liabilities arising out of the employment or termination of employment of employees of the Acquired Business and liabilities relating to certain purchased assets. The assumed liabilities may be greater than we have anticipated. The obligations and liabilities of the Seller could have a material adverse effect on the value of the Acquired Business to us or on our business, financial condition or results of operations. We have only limited indemnification rights from the Seller under the purchase agreement with respect to obligations or liabilities of the Seller, whether known or unknown.

The Acquired Business may present risks that could have a negative effect on our business, results of operations, or financial conditions.

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

Trust and custody services primarily are a fee-based business, and fees for such trust and custody services may be based on the market value of assets under management, administration or custody; the volume of transactions processed and fees for other services rendered. Disruptions, uncertainty or volatility in the capital markets; weak economic conditions and/or declines in the financial markets may decrease our fee-based revenue, which may negatively impact our results of operations. The market for trust and custody business is highly competitive. In the event that competitors charge lower fees for substantially similar trust and custody services, we may face pressure to lower our prices in order to attract and retain customers, and any reductions in the fees we charge for these services may adversely affect our revenue, and, accordingly, negatively impact our results of operations. Trust and custody services also include spread-based revenues related to trust and custody cash management. Spread revenues will vary based on changes in economic interest rates.

The Acquired Business involves the risk that clients or others may sue us, claiming that we or third parties for whom they say we are responsible have failed to perform under a contract or otherwise failed to carry out a duty perceived to be owed to them, including perceived fiduciary or contractual duties. This risk may be heightened during periods when credit, equity or other financial markets are deteriorating in value or are particularly volatile, or when clients or investors are experiencing losses. Actions brought against us may result in lawsuits, enforcement actions, injunctions, settlements, damages, fines or penalties, which could have a negative effect on our financial condition or results of operations or require changes to our business. These risks could result in increased regulatory supervision and affect our ability to attract and retain customers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents the amount of our common share purchase activity for the periods indicated.

				Maximum dollar
			Total number of	value of shares
			shares purchased	that may yet be
	Total number of	Average	as part of publicly	purchased under
	shares	price paid	announced	the programs (in
Period	purchased (1)	per share	programs	millions) (2)
January 1, 2019 — January 31, 2019	1,468,212	$47.10	1,467,368	$355.9
February 1, 2019 — February 28, 2019	1,671,267	$50.39	1,224,506	$295.3
March 1, 2019 — March 31, 2019	4,050	$52.99	—	$295.3
April 1, 2019 — April 30, 2019	1,070	$57.38	—	$295.3
May 1, 2019 — May 31, 2019	15	$53.09	—	$295.3
June 1, 2019 — June 30, 2019	—	$—	—	$295.3
July 1, 2019 — July 31, 2019	1,903	$59.70	—	$295.3
August 1, 2019 — August 31, 2019	433,770	$53.16	433,770	$272.2
September 1, 2019 — September 30, 2019	387,940	$53.31	387,299	$251.6
Total	3,968,227		3,512,943

(1)	Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.
(2)	In November 2018, our Board of Directors authorized a share repurchase program of up to $500.0 million of our outstanding common stock. In the third quarter of 2019, we reinstated the November 2018 share repurchase program, which had previously been suspended.

Item 6. Exhibits

Incorporated by reference herein
Exhibit Number	Description	Form	File Date
31.1	Certification of Daniel J. Houston
31.2	Certification of Deanna D. Strable-Soethout
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Daniel J. Houston
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Deanna D. Strable-Soethout
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

104	The cover page from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: October 30, 2019	By	/s/ Deanna D. Strable-Soethout
Deanna D. Strable-Soethout
Executive Vice President and Chief Financial Officer

Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer