Form 10-K
period 2019-12-31
PRINCIPAL FINANCIAL GROUP INC
filed 2020-02-14
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number 1-16725

PRINCIPAL FINANCIAL GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	711 High Street, Des Moines, Iowa 50392 (Address of principal executive offices)	42-1520346 (I.R.S. Employer Identification Number)

(515) 247-5111 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $0.01	Trading symbol(s) PFG	Name of each exchange on which registered Nasdaq Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ◻ No ⌧

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer “, “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of January 31, 2020, there were outstanding 274,687,952 shares of Common Stock, $0.01 par value per share of the Registrant.

The aggregate market value of the shares of the Registrant's common equity held by non-affiliates of the Registrant was approximately $16.1 billion based on the closing price of $57.92 per share of Common Stock on June 28, 2019.

Documents Incorporated by Reference

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 19, 2020, to be filed by the Registrant with the United States Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2019.

PRINCIPAL FINANCIAL GROUP, INC.

NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to trends in operations and financial results and the business and the products of the Registrant and its subsidiaries, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance.

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties. Those risks and uncertainties include, but are not limited to, the risk factors listed in Item 1A. “Risk Factors.”

PART I

Item 1. Business

Principal Financial Group, Inc. (“PFG”) is a leader in global investment management offering businesses, individuals and institutional clients a wide range of financial products and services, including retirement, asset management and insurance through our diverse family of financial services companies. We had $735.3 billion in assets under management (“AUM”) as of December 31, 2019.

Our global asset management businesses serve a broad range of investors worldwide. We provide long-term investment strategies to institutional, retirement, high net worth and retail clients by offering a range of capabilities including equity, fixed income, real estate and other alternative investments, as well as fund offerings.

In the U.S.,we offer a broad array of retirement and employee benefit solutions and individual insurance solutions to meet the needs of the business owner and their employees. We are a leading provider of corporate defined contribution plans. We are also a leading employee stock ownership plan (“ESOP”) consultant. In addition, we are a leading provider of nonqualified plans, defined benefit plans and plan termination annuities. We are also one of the largest providers of specialty benefits insurance product solutions. We believe small and medium-sized businesses are an underserved market, offering attractive growth opportunities in the retirement and employee benefit markets.

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

Our Reportable Segments

We organize our businesses into the following reportable segments:

●	Retirement and Income Solutions;
●	Principal Global Investors;
●	Principal International and
●	U.S. Insurance Solutions.

We also have a Corporate segment, which consists of the assets and activities that have not been allocated to any other segment.

See Item 8. ‘‘Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 16, Segment Information’’ for financial results of our segments.

Retirement and Income Solutions Segment

Our asset accumulation activities in the U.S. date back to the 1940s when we first began providing pension plan products and services. We now offer a comprehensive portfolio of products and services for retirement savings and retirement income:

●	To businesses of all sizes, we offer products and services for defined contribution plans, including 401(k) and 403(b) plans, defined benefit plans, nonqualified executive benefit plans, ESOP services and pension risk transfer services. For more basic retirement services, we offer SIMPLE Individual Retirement Accounts (“IRA”) and payroll deduction plans;
●	To large institutional clients, we also offer investment only products, including investment only guaranteed investment contracts (“GICs”);
●	To employees of businesses and other individuals, we offer the ability to accumulate savings for retirement and other purposes through mutual funds, individual annuities and bank products; and
●	Through our recent acquisition of the Institutional Retirement & Trust ("IRT") business of Wells Fargo Bank, N.A. ("Acquired Business"), we now offer trust and custody services for non-retirement businesses. For further details relating to the Acquired Business, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Transactions Affecting Comparability of Results of Operations."

We organize our Retirement and Income Solutions operations into two business groupings:

●	Retirement and Income Solutions — Fee: includes full service accumulation, trust services, individual variable annuities and the Acquired Business, including related acquisition and integration expenses; and
●	Retirement and Income Solutions — Spread: includes individual fixed annuities, investment only, pension risk transfer and banking services.

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

We deliver both administrative and investment services to our defined contribution plan and defined benefit plan customers through annuity contracts, collective investment trusts and mutual funds. Group annuity contracts and collective investment trusts used to fund qualified plans are not required to be registered with the United States Securities and Exchange Commission (“SEC”). Our mutual fund service platform is called Principal Advantage. It is a qualified plan service package based on our series mutual fund, Principal Funds, Inc. (“PFI”). We offer investments covering the full range of stable value, equity, fixed income, real estate and international investment options managed by our Principal Global Investors segment as well as third party asset managers. In addition, full service accumulation offers plan sponsors trust services through an affiliated trust company.

As of December 31, 2019, excluding the Acquired Business, we provided full service accumulation products to (a) over 38,400 defined contribution plans including $236.2 billion in assets and covering 5.6 million eligible plan participants, and (b) to 2,000 defined benefit plans, including $21.6 billion in assets and covering over 334,000 eligible plan participants. As of December 31, 2019, approximately 47% of our full service accumulation account values were managed by our Principal Global Investors segment, 38% were managed entirely by the third party asset managers that were not under contract to sub-advise a PFG product, 8% were sub-advised and 7% represented employer securities.

Markets and Distribution

We offer our full service accumulation products and services to plans, including qualified and nonqualified defined contribution plans and defined benefit plans. These products and services are offered to all businesses with an emphasis on plans sponsored by small and medium-sized businesses, which we believe remains under-penetrated. We distribute our full service accumulation products and services nationally, primarily through a captive retirement services sales force. As of December 31, 2019, 81 retirement services sales representatives in 40 offices, operating as a wholesale distribution network, maintained relationships with over 12,700 independent advisors, consultants and agents. Retirement services sales representatives are an integral part of the sales process alongside the referring consultant or independent advisor. We compensate retirement services sales representatives through a blend of salary and production-based incentives, while we administer, on behalf of the plan, payments to independent advisors, consultants and agents a commission or fee.

As of December 31, 2019, we had a separate staff of over 230 service and education specialists located across the U.S. These specialists play a key role in the ongoing servicing of plans by providing local services to our customers, such as reviewing plan performance, investment options and plan design; communicating the customers' needs and feedback to us and helping employees understand the benefits of their plans. The following summarizes our distribution channels:

●	We distribute our annuity-based products through intermediaries who are primarily state licensed individuals.

●	Principal Advantage platform is targeted at defined contribution plans through broker-dealer distribution channels. Principal Advantage gives us access to Financial Industry Regulatory Authority (“FINRA”)-registered distributors who are not traditional sellers of annuity-based products and broadens opportunities for us in the investment advisor and broker-dealer distribution channels.
●	Through our Retire Secure strategy we provide financial education and other assistance to individual investors who are participants/members of employer-based accumulation solutions to help them achieve financial security.

We believe our approach to full service accumulation plan services distribution, which gives us a local sales and service presence, along with our offering of Total Retirement Suite differentiates us from many of our competitors. We have also established a number of marketing and distribution relationships to increase the sales of our products and services.

Institutional Retirement & Trust

Acquired July 1, 2019, the IRT business includes defined contribution, defined benefit, executive deferred compensation, employee stock ownership plans, institutional trust and custody and institutional asset advisory businesses. As of December 31, 2019, the IRT business had $898.2 billion in assets under administration, serviced by employees in five primary locations across the United States, along with locations in the Philippines and India, and covered approximately 4,600 plans and over 2.9 million recordkeeping participants. Throughout the next 18 months, we, along with Wells Fargo Bank, N.A., will be working together to integrate staff and systems to support the migration of the IRT customers, which is expected to begin in late 2020 and continue into 2021. During this timeframe, Wells Fargo Bank, N.A. will continue to service the customer base and operate under a transition services agreement. Once combined we will offer a range of capabilities to meet the needs of a broad array of customer segments with comprehensive retirement, trust and custody and discretionary asset allocation offerings.

Individual Variable Annuities

Individual variable annuities, which are savings vehicles through which the customer makes one or more deposits of varying amounts and intervals, are offered to individuals.

Products

Our individual variable deferred annuities provide customers with the flexibility to allocate their deposits to mutual funds managed by the Principal Global Investors segment or unaffiliated third party asset managers. As of December 31, 2019, 93% of our $10.1 billion in variable annuity account balances was allocated to mutual funds managed by the Principal Global Investors segment and our guaranteed option. The remaining 7% was allocated to mutual funds managed by unaffiliated third party asset managers. Generally speaking, the customers bear the investment risk for the variable options and have the right to allocate their assets among various separate mutual funds. The value of the annuity fluctuates in accordance with the experience of the mutual funds chosen by the customer. Customers have the option to allocate all or a portion of their account to our guaranteed option, in which case we credit interest at rates we determine, subject to contractual minimums.

Customers may elect a living benefit guarantee (commonly known in the industry as a guaranteed minimum withdrawal benefit, or “GMWB”). We bear the GMWB investment risk. Our goal is to hedge the GMWB investment risk through the use of sophisticated risk management techniques. As of December 31, 2019, $7.0 billion of the $9.7 billion of variable annuity separate account values had the GMWB rider. Our major source of revenue from individual variable annuities is mortality and expense fees we charge to the customer, generally determined as a percentage of the market value of the assets held in a separate investment sub-account. Account balances of variable annuity contracts with the GMWB rider were invested in separate account investment options as follows:

	December 31, 2019	December 31, 2018
	(in millions)
Balanced funds	$6,739.5	$5,902.3
Equity funds	179.3	186.1
Bond funds	99.7	103.2
Money market funds	4.6	4.4
Specialty funds	1.0	1.0
Total	$7,024.1	$6,197.0
Percent of total variable annuity separate account values	72%	71%

Markets and Distribution

Our target markets for individual variable annuities include owners, executives and employees of small and medium-sized businesses and individuals seeking to accumulate and/or eventually receive distributions of assets for retirement. We market variable annuities to individuals for both qualified and nonqualified retirement savings.

We sell our individual variable annuity products through our affiliated financial representatives, including Principal Connection, who collectively accounted for 96%, 97% and 97% of annuity sales for the years ended December 31, 2019, 2018 and 2017, respectively. The remaining sales were made primarily through unaffiliated broker-dealer firms. Principal Connection is our direct distribution channel for retail financial services products to individuals. Principal Connection's services are available by phone, email or mail. Affiliated financial representatives continue to be the primary distribution channel of our variable deferred annuities.

Retirement and Income Solutions – Spread

Individual Fixed Annuities

Individual fixed annuities may be categorized in two ways: (1) deferred, in which case assets accumulate until the contract is surrendered, the customer dies or the customer begins receiving benefits under an annuity payout option, or (2) payout, in which case payments are made for a fixed period of time or for life.

Products

Fixed Deferred Annuities.  Our individual fixed deferred annuities consist of both single premium deferred annuity contracts and flexible premium deferred annuity contracts (“FPDAs”). The majority of FPDA contracts limit the period of time deposits are allowed to one year. For certain contracts, the principal amount is guaranteed. We credit the customer’s account with a fixed interest rate for a specified number of years. Thereafter, we reset the interest rate credited to the contract based upon our discretion, subject to contractual minimums, by taking into account market and other conditions. We also offer a fixed deferred annuity where the interest credited is linked to an external equity index, subject to maximum and minimum values. One source of income from fixed deferred annuities is the difference between the investment income earned on the underlying general account assets and the interest rate credited to the contracts. We bear the investment risk because, while we credit customers’ accounts with a stated interest rate, we cannot be certain the investment income we earn on our general account assets will exceed that rate. The Principal Global Investors segment manages the assets supporting these contracts.

Fixed Income Annuities.  Our individual fixed income annuities consist of single premium immediate annuity contracts (“SPIAs”) and deferred income annuity contracts (“DIAs”). SPIAs and DIAs are products where the customer pays a premium in return for periodic benefit payments. SPIA payments begin immediately and DIA payments begin after a deferral period, during which a return-of-premium death benefit is included. Payments may be contingent upon the survival of one or two individuals or payments may be fixed, meaning payments are contractually guaranteed and do not depend on the continuing survival of any individual. Our major source of income from fixed immediate annuities is the difference between the investment income earned on the underlying general account assets and the interest rate implied in the calculation of annuity benefit payments. We bear the investment risk because we cannot be certain the investment income we earn on our general account assets will exceed the rate implied in the SPIA and DIA contracts. The Principal Global Investors segment manages the assets supporting these contracts.

Markets and Distribution

Our target markets for individual fixed annuities include owners, executives and employees of small and medium-sized businesses and individuals seeking to accumulate and/or eventually receive distributions of assets for retirement. We market fixed annuities to individuals for both qualified and nonqualified retirement savings.

We sell our individual fixed annuity products through our affiliated financial representatives, including Principal Connection, who collectively accounted for 8%, 7% and 7% of annuity sales for the years ended December 31, 2019, 2018 and 2017, respectively. The remaining sales were made through banks, brokerage general agencies, mutual fund companies and unaffiliated broker-dealer firms. The majority of overall annuity sales were from non-affiliated distribution channels, as a result of focused efforts to increase fixed annuity sales through these channels.

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

Markets and Distribution

We issue traditional GICs and funding agreements primarily to retirement plan sponsors and other institutions. We also offer GICs as part of our full service accumulation products which are issued primarily to tax-qualified retirement plans. Funding agreements are issued directly to non-qualified institutions, the Federal Home Loan Bank of Des Moines (“FHLB Des Moines”) and unconsolidated special purpose entities. As part of our funding agreement-backed note programs, U.S. and foreign institutional investors purchase debt obligations from the special purpose entity which, in turn, purchases the funding agreement from us with terms similar to those of the debt obligations. The strength of this market is dependent on debt capital market conditions. As a result, our sales through this channel can vary widely from one quarter to another.

Pension Risk Transfer

Products

Pension risk transfer products respond primarily to the needs of pension plan sponsors in the form of single premium group annuities, which are immediate or deferred annuities that provide a current or future specific income amount, fully guaranteed by us. The majority of our business originates from defined benefit plans that are being terminated. In these situations, the plan sponsor transfers all its obligations under the plan to an insurer by paying a single premium. Generally, plan sponsors restrict their purchases to insurance companies with superior or excellent financial quality ratings because the Department of Labor (“DOL”) has mandated that annuities be purchased only from the “safest available” insurers.

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

Banking Services

IRAs are provided by Principal Bank, primarily funded by retirement savings rolled over from qualified retirement plans. Principal Bank is a U.S. federal savings bank that was formed in February 1998. As of December 31, 2019, Principal Bank had nearly 446,000 customers and approximately $3.8 billion in assets. Principal Bank operates under a limited purpose charter and may only accept deposits held in a fiduciary capacity, may not hold demand deposits or own commercial loans and cannot originate loans.

Products

The IRAs offered by Principal Bank provide Federal Deposit Insurance Corporation (“FDIC”)-insured retirement solutions for its customers. The IRAs are held in savings accounts, money market accounts and certificates of deposit. The deposit products provide a relatively stable source of funding and liquidity for Principal Bank and are backed by purchases of investment securities and residential mortgage loans.

Markets and Distribution

Principal Bank offers bank products and services to participants rolling out of qualified retirement plans primarily serviced by affiliates of PFG. Principal Bank services customers by telephone, mail and internet and offers digital advice services through our subsidiary, Principal Advised Services.

Principal Global Investors Segment

Our Principal Global Investors segment manages assets for sophisticated investors around the world using focused investment teams that provide diverse investment capabilities including equity, fixed income, real estate and other alternative investments. We also have experience in asset allocation, stable value management and other structured investment strategies. We focus on providing services to our other segments in addition to our retail mutual fund and third party institutional clients. We maintain offices in Australia, Brazil, China, France, Germany, Hong Kong, Ireland, Italy, Japan, Luxembourg, the Netherlands, Portugal, Singapore, Spain, Switzerland, the United Arab Emirates, the United Kingdom and the United States.

We deliver our products and services through our network of focused investment teams including Principal Global Equities; Principal Global Fixed Income (including Finisterre emerging market debt teams); Aligned Investors; Principal Real Estate Investors, LLC; Principal Real Estate Europe Limited; Spectrum Asset Management, Inc.; Post Advisory Group, LLC; Columbus Circle Investors; Edge Asset Management; Claritas Administração de Recursos Ltda. (“Claritas”); Origin Asset Management LLP and Principal Portfolio Strategies. The Principal Global Investors focused investment teams managed $458.6 billion in assets as of December 31, 2019.

We have been providing mutual funds to customers since 1969. We offer mutual funds to individuals, businesses and institutional investors for use within variable life contracts, variable annuity contracts and employer-sponsored pension plans; as a rollover investment option and for general investment purposes. We plan to grow into a top advisor-sold mutual fund company with a sales force focused on multiple channels. As of December 31, 2019, as reported by the Strategic Insight, we are ranked 17th according to AUM (long-term funds) of the intermediary sold mutual fund companies.

We also maintain various other domestic and global fund platforms, separately managed accounts and segregated accounts for some larger institutional and retail investors.

Our products and services are provided for a fee as defined by client mandates. Our fees are generally driven by AUM.

Focused Investment Teams

Our focused investment team strategy is diversified across the following primary asset classes and service delivery options.

Equity Investments. As of December 31, 2019, Principal Global Equities, Aligned Investors and Principal Real Estate Investors, LLC along with Columbus Circle Investors, Edge Asset Management, Origin Asset Management LLP and Claritas managed $185.4 billion in global equity assets. Our equity capabilities encompass large-cap stocks, mid-cap stocks, small-cap stocks and real estate investment trusts in developed and emerging markets worldwide.

Fixed Income Investments.  As of December 31, 2019, Principal Global Fixed Income and Principal Real Estate Investors, LLC along with Spectrum Asset Management, Inc. and Post Advisory Group, LLC managed $208.4 billion in global fixed income assets. Collectively, our experience in fixed income management spans multiple economic and credit market cycles and encompasses all major fixed income security types and sectors, including commercial mortgage-backed securities (“CMBS”). Our research and risk management capabilities in worldwide debt markets provide a strong foundation for broadly diversified "multi-sector" portfolios, tailored to specific client objectives.

Real Estate and Other Alternative Investments.  We offer products and services through other alternative asset classes including managing private real estate equity through Principal Real Estate Investors, LLC and Principal Real Estate Europe Limited; managing commercial mortgages and bridge/mezzanine loans through Principal Real Estate Investors, LLC and managing real estate and timber investments through Claritas. As of December 31, 2019, we managed $60.6 billion in alternative asset classes.

Principal Portfolio Strategies.  Principal Portfolio Strategies is a specialized asset allocation investment team offering multi-asset and/or multi-manager portfolio construction services that aim to deliver reliable, risk-adjusted investment outcomes to individual investors, institutional investors and participants in employer-sponsored plans.

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

Principal Variable Contracts Funds, Inc.  Principal Variable Contracts Funds, Inc. is a series mutual fund that provides investment options for variable annuity and variable life insurance contracts issued by the Principal Life Insurance Company (“Principal Life”) and other insurance companies not affiliated with Principal Life. AUM backing our variable annuity contracts is reported in the Retirement and Income Solutions segment. AUM backing our variable life insurance contracts is reported in the U.S. Insurance Solutions segment.

Other Principal Global Investors Funds.  Principal Global Investors maintains various fund platforms including Qualifying Investor Alternative Fund and Undertaking for Collective Investment in Transferable Securities funds domiciled in Dublin, Business Trusts, Exchange Traded Funds and other focused investment team sponsored funds. These funds are generally managed by our focused investment teams.

Markets and Distribution

Our products and services are distributed through various channels to reach and meet the needs of a broad investor base. We distribute our services through institutional and retail sales representatives, relationship management, and client service professionals who work with consultants and directly with investors to acquire and retain institutional clients, retail clients and other investors.  We also maintain relationships with independent broker-dealers to distribute our products and services, maintaining relationships with over 81,000 independent brokers, consultants and agents. As of December 31, 2019, Principal Global Investors and its focused investment teams had over 750 third party institutional clients in 40 countries with $111.0 billion of AUM.

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

Markets, Products and Distribution

Latin America

Brazil.  We offer pension accumulation and income annuity products through a co-managed joint venture, Brasilprev Seguros e Previdencia S.A. (“Brasilprev”). We owned 25.005% of the economic interest and 50.01% of the voting shares as of December 31, 2019. The partner is Banco do Brasil (“Banco”), which had approximately 4,300 Brazilian branches as of September 30, 2019.

Brasilprev has the exclusive distribution rights of its pension accumulation and income annuity products through the Banco network until October 2032. Our joint venture provides products for the retirement needs of individuals and employers. Banco's employees sell these products directly to individual clients through its bank branches. In addition, our joint venture reaches corporate clients through two wholesale distribution channels: (1) a network of independent brokers who sell to the public and (2) Banco's corporate account executives who sell to existing and prospective corporate clients. As of December 31, 2019, Brasilprev had $74.2 billion of AUM.

We also distribute pension and other protection products through a digital insurance brokerage company, Ciclic Corretora de Seguros S.A (“Ciclic”). Our partner is BB Corretora De Seguros e Administradora De Bens S.A. (a subsidiary of Banco). We owned 25.005% of the economic and 50.01% of the voting shares of Ciclic as of December 31, 2019.

Chile.  We offer a complete array of pension accumulation and income annuity products. We also offer mutual fund, asset management services and life insurance accumulation products. Our subsidiaries in Chile had $46.2 billion of AUM as of December 31, 2019.

We offer mandatory employee-funded pension and voluntary savings plans through Administradora de Fondos de Pensiones Cuprum S.A. (“Cuprum”). We owned 97.97% of Cuprum as of December 31, 2019, and the rest is publicly floated. Cuprum’s products are sold through a proprietary sales network of approximately 1,000 sales employees as of December 31, 2019.

We offer income annuity and life insurance accumulation products through Principal Compañía de Seguros de Vida Chile S.A., our wholly owned life insurance company. The annuity products are distributed directly by our sales teams and through a network of brokers and independent agents. Life insurance accumulation products are offered to individuals through brokers and financial advisors.

We offer voluntary savings plans and mutual funds through Principal Administradora General de Fondos S.A., our wholly owned mutual fund company. Products are distributed to retail and institutional clients through our proprietary sales force, financial advisors, brokerage houses and alliances with financial institutions.

Mexico.  We offer pension accumulation, mutual funds and asset management services through our wholly owned companies with $15.1 billion of AUM as of December 31, 2019.

We offer mandatory pension plans through Principal Afore, S.A. de C.V., Principal Grupo Financiero. We manage and administer individual retirement accounts under the mandatory privatized social security system for all employees in Mexico. As of November 30, 2019, we had approximately 3.0 million individual retirement accounts. We distribute products and services through a proprietary sales force of approximately 1,400 sales representatives as of December 31, 2019, as well as independent brokers who sell directly to individuals.

We offer mutual funds and asset management services through Principal Fondos de Inversión, S.A. de C.V., Operadora de Fondos de Inversión, Principal Grupo Financiero. We distribute products and services through a sales force of approximately 55 employees as of December 31, 2019, and through distribution agreements with other financial entities. We offer both domestic and international products, typically sold directly to clients.

Asia

China.  We offer mutual funds and asset management services to individuals and institutions through a joint venture, CCB Principal Asset Management Co., Ltd. (“CCB PAM”). We owned 25% and China Construction Bank (“CCB”) is the majority partner with 65% ownership as of December 31, 2019. CCB PAM distributes its mutual funds through CCB and third-party distributors such as banks, securities brokers and e-channels. CCB provides widespread distribution support for the joint venture via its extensive network of approximately 15,000 bank branches as of December 31, 2019, and brand awareness. Although not included in our reported AUM, the joint venture had $145.7 billion of AUM as of December 31, 2019.

Hong Kong Special Administrative Region.  We offer both pension saving and mutual fund products to corporate and retail clients through wholly owned companies with $11.3 billion in AUM as of December 31, 2019.

We offer two types of pension saving schemes, Mandatory Provident Fund and Occupational Retirement Schemes Ordinance, which we distribute through third party intermediaries such as insurance companies, independent financial advisors, brokers and employee benefit consultants. Our most significant partnership is with AXA Hong Kong with whom we have a 15-year distribution partnership through 2030. We serviced approximately 611,000 accounts as of December 31, 2019. To help Hong Kong customers save for retirement beyond the mandatory pension schemes, Principal also offers mutual funds to retail customers through third party intermediaries, the most significant being banks.

India.  We offer mutual funds and asset management services to both retail and corporate customers through Principal Asset Management Private Limited. In August 2018, upon receiving regulatory approval, Principal and Punjab National Bank completed a shares purchase agreement, giving Principal full ownership of the asset management business. Mutual funds are sold through independent distributors, including banks, and directly through proprietary sales offices. Digital platforms are also being developed to enhance customer experience. Our Principal Retirement Advisory Company focuses on long term and retirement investments. As of December 31, 2019, our subsidiary in India had $0.9 billion of AUM.

Southeast Asia.  We offer mutual funds, asset management services, and pension accumulation products through our joint ventures in Malaysia, Principal Asset Management Berhad (“PAM”) and Principal Islamic Asset Management (“PIAM”). The partner is CIMB Group (“CIMB”), a leading ASEAN universal bank which has a strong presence in the region. PAM also manages a significant amount of institutional asset mandates. The joint ventures had $21.8 billion of AUM as of December 31, 2019.

PAM distributes conventional and Islamic mutual funds through the branches of its partner bank (approximately 800 bank branches throughout ASEAN and beyond) and through an agency sales force of over 6,000 agents selling to retail customers as of November 30, 2019. PAM also distributes its mutual funds through third party institutions including other banks and security houses.

PAM has wholly owned subsidiaries in Singapore (Principal Asset Management (S) Pte. Ltd.), Indonesia (PT Principal Asset Management) and Thailand (Principal Asset Management Company Limited). PIAM also has a Dubai International Financial Centre Representative Office, Principal Islamic Asset Management.

U.S. Insurance Solutions Segment

Our U.S. Insurance Solutions segment activities date back to 1879 when we first began selling individual life insurance products. We expanded our offering to include group insurance products in the 1940s and have continued to expand our product portfolio over time. We help businesses and individuals by offering solutions that grow and protect their assets:

●	To small and medium sized businesses, we offer employer paid and voluntary group benefits, multi-life individual disability insurance and solutions to protect the business and personal insurance needs of owners and executives.
●	To individuals, we offer individual life and individual disability insurance solutions.

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

Products and Services

Group Dental and Vision Insurance.  Our plans provide partial reimbursement for dental and vision expenses. As of December 31, 2019, we had almost 72,000 group dental and vision insurance policies in force covering over 1.9 million employees. According to Life Insurance and Market Research Association (“LIMRA”), we were the 4th largest group dental insurer in terms of number of contracts/employer groups in force in 2018. In addition to indemnity and preferred provider organization dental offered on both an employer paid and voluntary basis, we offer a prepaid dental plan in Arizona through our Employers Dental Services, Inc. subsidiary. We also offer a discount dental product nationally. Our indemnity vision and our managed care vision products are offered on both an employer paid and voluntary basis.

Group Life Insurance.  Our group life insurance provides coverage to employees and their dependents for a specified period. As of December 31, 2019, we had over 68,000 group policies providing nearly $154.0 billion of group life insurance in force to approximately 2.5 million employee lives. According to LIMRA, in 2018 we were ranked 1st in the U.S. in terms of the number of group life insurance contracts in force. We currently sell traditional group life insurance that does not provide for accumulation of cash values on both an employer paid and voluntary basis. Our group life insurance business remains focused on the traditional, annually renewable term product. Group term life and group universal life accounted for 99% and 1%, respectively, of our total group life insurance in force as of December 31, 2019. We no longer market group universal life insurance to new employer groups.

Group Disability Insurance.  Our group disability insurance provides a benefit to insured employees who become disabled. In most instances, this benefit is in the form of a monthly income. Our group disability products include both short-term and long-term disability, offered on both an employer paid and voluntary basis. As of December 31, 2019, long-term disability represented 59% of total group disability premium, while short-term disability represented 41% of total group disability premium. We also provide disability management services, called rehabilitation services, to assist individuals in returning to work as quickly as possible following disability. We work with disability claimants to improve the approval rate of Social Security benefits, thereby reducing payment of benefits by the amount of Social Security payments received. As of December 31, 2019, we served approximately 1.9 million employee lives through almost 50,000 contracts. According to LIMRA, our group short-term disability business was ranked 4th and our group long-term disability business was ranked 3rd in the U.S. as of December 31, 2018, in terms of number of contracts/employer groups in force. We also offer voluntary critical illness insurance, which provides a lump-sum cash benefit to pay for additional expenses associated with the five most common critical illnesses, and voluntary accident insurance, which pays a lump sum when covered injuries occur because of an accident.

Individual Disability Insurance.  Individual disability insurance has been sold since the early 1950s. Our individual disability insurance products provide income protection to the insured member and/or business in the event of disability. In most instances, this benefit is in the form of a monthly income. In addition to income replacement, we offer products to pay business-related costs such as overhead expenses for a disabled business owner, buy-out costs for business owners purchasing a disabled owner’s interest in the business, expenditures for replacement of a key person and business loan payments. We also offer a product to protect retirement savings in the event of disability. As of December 31, 2019, we served approximately 203,000 individual disability policyholders. According to LIMRA, our individual disability business was ranked 5th in the U.S. in terms of premium in force in the non-cancellable segment of the market and 5th overall, as of December 31, 2018.

Fee-for-Service.  We offer administration of group dental, disability and vision benefits on a fee-for-service basis.

Individual Life Insurance

We specialize in providing solutions for small to medium-sized businesses to protect against risk and loss, assist with succession planning and wealth transfer and to build and protect wealth for retirement. We also provide solutions to meet the personal needs of business owners, executives, key employees and affluent individuals. Our U.S. operations administered approximately 668,000 individual life insurance policies with over $421.0 billion of individual life insurance in force as of December 31, 2019.

Products and Services

Our Business Owner and Executive Solutions platform as well as our nonqualified deferred compensation offering combines administration and consulting to service our clients’ needs. We target the business and personal insurance needs of owners, executives and key employees of small and medium-sized businesses with an increasing focus on providing insurance solutions for nonqualified executive benefits. In addition, we market our products to meet traditional retail insurance needs. We offer a variety of individual life insurance products, both interest sensitive (including universal life, variable universal life and indexed universal life insurance) and traditional.

Interest Sensitive.  We offer universal life, variable universal life and indexed universal life insurance products. These products offer the policyholder the option of adjusting both the premium and the death benefit amounts of the insurance contract. Universal life insurance typically includes a cash value account that accumulates at a credited interest rate based on the investment returns of the block of business. Variable universal life insurance is credited with the investment returns of the various investment options selected by the policyholder. Indexed universal life is credited with investment returns tied to an external index, subject to a contractual minimum and maximum. For the year ended December 31, 2019, interest sensitive products represented 22% of individual life insurance in force and generated 67% of individual life insurance annualized first year premium sales.

After a deduction for policy level expenses, we credit net deposits to an account maintained for the policyholder. For universal life contracts, the entire account balance is invested in the general account. Interest is credited to the policyholder's account based on the earnings on general account investments, subject to contractual minimums. For variable universal life contracts, the policyholder may allocate the account balance among our general account and a variety of mutual funds underlying the contract. Interest is credited on amounts allocated to the general account in the same manner as for universal life. Net investment performance on mutual funds is allocated directly to the policyholder accounts; the policyholder bears the investment risk. For indexed universal life, the policyholder may allocate the account balance among our general account and two index accounts. Interest is credited on amounts allocated to the general account in the same manner as for universal life. Net investment performance on the index accounts is allocated directly to the policyholder accounts, subject to the contractual minimum and maximum. Some of our interest sensitive contracts contain what are commonly referred to as “secondary” or “no-lapse” guarantee provisions. These no-lapse guarantees keep the contract in force, even if the policyholder's account balance is insufficient to cover all of the contract charges, provided that the policyholder has continually paid a specified minimum premium.

Traditional Life Insurance.  Traditional life insurance includes term, whole and adjustable life insurance products. Term insurance products provide a guaranteed death benefit for a specified period of time in return for the payment of a fixed premium. Term life insurance products represented 33% of our individual life insurance annualized first year premium sales for the year ended December 31, 2019, and 75% of individual life insurance in force as of December 31, 2019. Whole life policies provide a guaranteed death benefit and a cash surrender value in return for payment of fixed premiums. Adjustable life insurance products provide a guaranteed benefit in return for the payment of a fixed premium while allowing the policyholder to set the coverage period, premium and face amount combination. Policyholder dividends are not paid on term insurance.

U.S. Insurance Solutions Markets and Distribution

For each of our products, administration and distribution channels are customized to meet customer needs and expectations for that product.

We market our group insurance products to small and medium-sized businesses, primarily targeting our sales toward owners and human resources professionals. We sell our group insurance products in all 50 states and the District of Columbia. We continually adapt our products and pricing to meet local market conditions. We market our fee-for-service capabilities to employers that self-insure their employees' dental, disability and vision benefits. We market our fee-for-service businesses in all 50 states and the District of Columbia.

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

As of December 31, 2019, we had 134 sales representatives and 154 service representatives in 26 local markets. Our sales representatives accounted for 99% of our group insurance sales for the year ended December 31, 2019. The service representatives play a key role in servicing the case by providing local, responsive services to our customers and their brokers, such as renewing contracts, revising plans, solving administrative issues and communicating the customers’ needs and feedback to us.

We sell our individual life and individual disability insurance products in all 50 states and the District of Columbia, primarily targeting owners, executives and key employees of small and medium-sized businesses. Small and medium-sized business sales represented 61% of individual life sales and 61% of individual disability sales for the year ended December 31, 2019. Much of our life insurance sales efforts focus on the Business Owner and Executive Solutions market. This strategy offers solutions to address business owner financial challenges such as exiting the business, business transition, retaining key employees and retirement planning. Key employees also have needs to supplement retirement income, survivor income, and business protection. We believe the Business Owner and Executive Solutions segment offers growth opportunities and we will continue to develop strategies to capitalize on this expanding market.

We distribute our individual life and individual disability insurance products through our affiliated financial representatives and independent brokers, as well as other marketing and distribution alliances. Affiliated financial representatives were responsible for 13% of individual life insurance sales based on first year annualized premium and 9% of individual disability sales for the year ended December 31, 2019. We had 1,173 affiliated financial representatives in 26 offices as of December 31, 2019. Although they are independent contractors, we have a close tie with affiliated financial representatives and we offer them benefits, training and access to tools and expertise. To meet the needs of the various marketing channels, particularly the independent brokers, we employ wholesale distributors — Regional Vice Presidents for individual life and Regional Vice Presidents for individual disability. A key differentiator in the nonqualified executive benefit sale is our Regional Vice Presidents-Nonqualified Plans, who are not only wholesalers but also consultants and subject-matter experts providing point-of-sale support in closing cases.

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

Competition

Competition in our segments is based on a number of factors including: scale, service, product features, price, investment performance, commission structure, distribution capacity, financial strength ratings and name recognition. We compete with a large number of financial services companies such as banks, mutual funds, institutional trust companies, broker-dealers, insurers and asset managers. Some of these companies offer a broader array of products, more competitive pricing, greater diversity of distribution sources, better brand recognition or, with respect to insurers, higher financial strength ratings. Some may also have greater financial resources with which to compete or may have better investment performance at various times. We believe we distinguish ourselves from our competitors through our:

●	full service platform;
●	strong customer relationships;
●	focus on investment performance and
●	expansive product portfolio.

Ratings

Insurance companies are assigned financial strength ratings by rating agencies based upon factors relevant to policyholders. Financial strength ratings are generally defined as opinions as to an insurer’s financial strength and ability to meet ongoing obligations to policyholders. Information about ratings provides both industry participants and insurance consumers meaningful insights on specific insurance companies. Higher ratings generally indicate financial stability and a stronger ability to pay claims.

Principal Life and Principal National Life Insurance Company (“PNLIC”) have been assigned the following insurer financial strength ratings:

Rating Agency	Financial Strength Rating	Rating Structure
A.M. Best Company, Inc.	A+ (“Superior”) with a stable outlook	Second highest of 13 rating levels
Fitch Ratings Ltd.	AA− (“Very Strong”) with a stable outlook	Fourth highest of 19 rating levels
Moody’s Investors Service	A1 (“Good”) with a stable outlook	Fifth highest of 21 rating levels
S&P Global Ratings	A+ (“Strong”) with a stable outlook	Fifth highest of 20 rating levels

A.M. Best Company, Inc. (“A.M. Best”) ratings for insurance companies range from “A++” to “S”. A.M. Best indicates that “A++” and “A+” ratings are assigned to those companies that in A.M. Best’s opinion have superior ability to meet ongoing insurance obligations. Fitch Ratings Ltd. (“Fitch”) ratings for insurance companies range from “AAA” to “C”. Fitch “AA” ratings indicate very strong capacity to meet policyholder and contract obligations. Moody’s Investors Service (“Moody’s”) ratings for insurance companies range from “Aaa” to “C”. Moody’s indicates that “A” ratings are assigned to those companies that offer good financial security. S&P Global Ratings (“S&P”) has ratings that range from “AAA” to “D” for insurance companies. S&P indicates that “A” ratings are assigned to those companies that have strong financial security characteristics. In evaluating a company’s financial and operating performance, these rating agencies review its profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its policy reserves, the soundness of its risk management programs, the experience and competency of its management and other factors.

In the fourth quarter of 2019, Fitch revised its 2020 U.S. life insurance sector outlook to ‘negative’ from ‘stable’, which reflects increased concerns over the low interest rate environment. A.M. Best, S&P and Moody’s continue to maintain a 'stable' industry outlook.

We believe our strong ratings are an important factor in marketing our products to our distributors and customers, as ratings information is broadly disseminated and generally used throughout the industry. Our ratings reflect each rating agency's opinion of our financial strength, operating performance and ability to meet our obligations to policyholders and are not evaluations directed toward the protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security, including our common stock. For more information on ratings, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financial Strength and Credit Ratings.”

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

U.S. Insurance Regulation

We are subject to the insurance holding company laws in the states where our insurance companies are domiciled. Principal Life and PNLIC are domiciled in Iowa and their principal insurance regulatory authority is the Insurance Division of the Department of Commerce of the State of Iowa. Our other U.S. insurance companies are principally regulated by the insurance departments of the states in which they are domiciled. These laws generally require each insurance company directly or indirectly owned by the holding company to register with the insurance department in the insurance company’s state of domicile and to furnish financial and other information about the operations of the companies within the holding company system. Transactions affecting the insurers in the holding company system must be fair and at arm’s length. Most states have insurance laws that require regulatory approval of a direct or indirect change in control of an insurer or an insurer’s holding company and laws that require prior notification to state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state.

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

State insurance departments have broad administrative powers over the insurance business, including insurance company licensing and examination, agent licensing, establishment of reserve requirements and solvency standards, premium rate regulation, admittance of assets to statutory surplus, policy form approval, unfair trade and claims practices regulation and other matters. State insurance statutes also typically place restrictions and limitations on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further details.

In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners (“NAIC”) has established risk-based capital (“RBC”) standards. The standards require life insurers to submit a report to state regulators on an annual basis regarding their RBC based upon categories of risk including the following: asset risk, insurance risk, interest rate risk and business and operational risk. As of December 31, 2019, the statutory surplus of each of our U.S. life insurance companies exceeded the minimum RBC requirements.

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

Employee Retirement Income Security Act

As we provide products and services for U.S. employee benefit plans, we are subject to regulation under the Employee Retirement Income Security Act (“ERISA”). ERISA provisions include reporting and disclosure requirements and standards of conduct.

Banking Regulation

Principal Bank, a wholly owned subsidiary, is a U.S. federal savings bank regulated by the Office of the Comptroller of the Currency. Principal Bank’s depositors are insured by the FDIC up to specified limits, making Principal Bank subject to certain of the FDIC’s regulations.

Trust Regulation

Delaware Charter Guarantee & Trust Company conducting business as Principal Trust Company, a wholly owned subsidiary, is a Delaware state chartered trust company regulated by the State of Delaware Office of the State Bank Commissioner. Principal Trust Company is subject to Delaware banking and trust law.

Principal Global Investors Trust Company, a wholly owned subsidiary, is an Oregon state registered banking corporation with trust powers regulated by the State of Oregon Division of Financial Regulations. Principal Global Investors Trust Company is subject to Oregon banking regulations.

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

Regulation of International Businesses

Our international businesses are supervised by regulatory authorities in the jurisdictions in which they operate, including regulation and supervision by insurance, securities, tax and privacy regulatory authorities. The purpose of these regulations is similar to the U.S., to protect our customers and the overall financial system. Regulations such as the revised Markets in Financial Instruments Directive and the General Data Protection Regulation (“GDPR”) have a global impact on our businesses.

Risk Management

Like all financial services companies, we are exposed to a wide variety of financial, operational and other risks, as described in Item 1A. “Risk Factors.” Effective enterprise risk management is, therefore, a key component of our business model.

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

Employees

As of December 31, 2019, we had 17,601 employees. None of our employees are subject to collective bargaining agreements except a group of employees within our Cuprum organization in Chile. We believe that our employee relations are satisfactory.

Internet Website

Our internet website can be found at www.principal.com. We make available free of charge, on or through our internet website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is filed with or furnished to the SEC. These reports are also available on the SEC’s website at www.sec.gov. Also available free of charge on our internet website is our code of business conduct and ethics, corporate governance guidelines and charters for the Audit, Finance, Human Resources and Nominating and Governance committees of our Board of Directors. Also see Item 10. “Directors, Executive Officers and Corporate Governance.”

Item 1A. Risk Factors

This section provides an overview of the risks that may impact our performance in the future.

Risks relating to economic conditions, market conditions and investments

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, as well as our access to capital and cost of capital.

Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by volatility, uncertainty and disruption in the capital and credit markets.

We maintain a level of cash and securities which, combined with expected cash inflows from investments and operations, is believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations. However, withdrawal and surrender levels may differ from anticipated levels for a variety of reasons, such as changes in economic conditions or changes in our claims paying ability and financial strength ratings. For additional information regarding our exposure to interest rate risk and the impact of a downgrade in our financial strength ratings, see “—Changes in interest rates or credit spreads or a sustained low interest rate environment may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period to period” and “—A downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales, terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition.” In addition, mark-to-market adjustments on our derivative instruments may lead to fluctuations in our reported capital. Volatility, uncertainty or disruptions in the capital or credit markets may result in the need for additional capital to maintain a targeted level of U.S. statutory capital relative to the NAIC’s RBC requirements. In the event our current internal sources of liquidity do not satisfy our needs, we may have to seek additional financing and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as customers’ or lenders’ perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us.

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

For further discussion on liquidity risk management, see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

An economic downturn may also lead to weakening of foreign currencies against the U.S. dollar, which would adversely affect the translation of segment pre-tax operating earnings and equity of our international operations into our consolidated financial statements. For further discussion on foreign currency exchange risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

Volatility or declines in the equity, bond or real estate markets could reduce our AUM and may result in investors withdrawing from the markets or decreasing their rates of investment, all of which could reduce our revenues and net income.

Because the revenues of our asset management and accumulation businesses are, to a large extent, based on the value of AUM, a decline in domestic and global equity, bond or real estate markets will decrease our revenues. Turmoil in these markets could lead investors to withdraw from these markets, decrease their rates of investment or refrain from making new investments, which may reduce our AUM, revenues and net income.

For further discussion on equity risk management, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — Equity Risk.”

Changes in interest rates or credit spreads or a sustained low interest rate environment may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period to period.

Interest rates remain low relative to historical levels. During periods of declining interest rates or sustained low interest rates, the interest rates we earn on our assets may be lower than the rates assumed in pricing our products, thereby reducing our profitability. For some of our products, such as GICs and funding agreements, we are unable to lower the rate we credit to customers in response to the lower return we will earn on our investments. In addition, guaranteed minimum interest rates on our life insurance and annuity products may constrain our ability to lower the rate we credit to customers. Declining interest rates may also lead to a reduction in revenues related to our trust and custody business. If interest rates remain low over a sustained period of time, this may result in increases in our reserves and true-ups or unlocking of our deferred acquisition cost (“DAC”) asset and other actuarial balances. During periods of declining interest rates, borrowers may prepay or redeem mortgages and bonds that we own, which would force us to reinvest the proceeds at lower interest rates. Furthermore, declining interest rates may reduce the rate of policyholder surrenders and withdrawals on our life insurance and annuity products, thus increasing the duration of the liabilities and creating asset and liability duration mismatches. Low interest rates may also increase the cost of hedging our GMWB rider. Declining interest rates or a sustained low interest rate environment may also result in changes to the discount rate used for valuing our pension and other postretirement employee benefit (“OPEB”) obligations, which could negatively impact our results of operations and financial condition. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates and a prolonged period of low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.

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

For further discussion about interest rate risk management, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

Our exposure to credit spreads primarily relates to market price variability and reinvestment risk associated with changes in credit spreads. A widening of credit spreads would cause unrealized losses in our investment portfolio, would increase losses associated with credit-based derivatives we have sold that do not qualify or have not been designated for hedge accounting where we assume credit exposure and, if issuer credit spreads increase as a result of fundamental credit deterioration, would likely result in higher allowances. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. Credit spread tightening may also cause an increase in the reported value of certain liabilities that are valued using a discount rate that reflects our own credit spread. In addition, market volatility may make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period-to-period changes from market volatility, which could have a material adverse effect on our results of operations or financial condition.

The elimination of the London Inter-Bank Offered Rate (“LIBOR”) may affect the value of certain derivatives and floating rate securities we hold or have issued and the profitability of certain real estate lending activity or businesses.

In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it would not persuade or compel LIBOR panel banks to submit LIBOR rates after 2021. As a consequence, LIBOR and other inter-bank offered rates around the world are expected to undergo a transition to other reference rates by the end of 2021. The transition to other reference rates may affect the value of certain derivatives and floating rate securities we hold, floating rate securities we have issued and the profitability of certain real estate lending activity. Additionally, pricing activities, models and the profitability of certain businesses may also be impacted.

The effect of any changes to LIBOR or discontinuation of LIBOR on new or existing financial instruments, liabilities or operational processes will vary depending on a number of factors, many of which are currently uncertain. Examples of potential factors include, but are not limited to: fallback provisions in contracts; adoption of replacement language in contracts where such language is currently absent; potential changes in spreads causing valuation changes; treatment of hedge effectiveness; and impacts on models and systems. Consequently, at this time it is difficult to estimate the impact of a transition away from LIBOR.

The U.S. Federal Reserve, based on the recommendations of the New York Federal Reserve’s Alternative Reference Rate Committee (comprised of major derivative market participants and their regulators), began publishing in April 2018 a Secured Overnight Financing Rate (“SOFR”), which is intended to replace U.S. dollar LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. Proposals for alternative reference rates for other currencies have also been announced or have already begun publication. Markets are developing in response to these new rates. Similarly, we have undertaken an enterprise-wide effort to address the transition to minimize the potential for adverse impacts.

Our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM and net income.

An increase in defaults or write-downs on our fixed maturities portfolio may reduce our profitability.

We are subject to the risk that the issuers of the fixed maturities we own will default on principal and interest payments. As of December 31, 2019, our U.S. investment operations held $67.0 billion of fixed maturities, or 75% of total U.S. invested assets, of which approximately 4% were below investment grade and $58.2 million, or 0.09% of our total fixed maturities that were classified as either “problem,” “potential problem” or “restructured.” See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — Fixed Maturities.”

As of December 31, 2019, the international investment operations of our fully consolidated subsidiaries held $3.8 billion of fixed maturities, or 50%, of total international invested assets, of which 7% are government bonds. Some non-government bonds have been rated on the basis of the issuer’s country credit rating. However, the ratings relationship between national ratings and global ratings is not linear with the U.S. The starting point for national ratings differs by country, which makes the assessment of credit quality more difficult. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — International Investment Operations.” An increase in defaults on our fixed maturities portfolio could harm our financial strength and reduce our profitability.

An increased rate of delinquency and defaults on our commercial mortgage loans, including balloon maturities with and without amortizing payments, may adversely affect our profitability.

Our commercial mortgage loan portfolio faces both delinquency and default risk. Commercial mortgage loans of $15.0 billion represented 16% of our total invested assets as of December 31, 2019. As of December 31, 2019, there were no loans in the process of foreclosure in our commercial mortgage loan portfolio. The performance of our commercial mortgage loan investments, however, may fluctuate in the future. An increase in the delinquency rate of, and defaults under, our commercial mortgage loan portfolio could harm our financial strength and decrease our profitability.

As of December 31, 2019, approximately $12.3 billion, or 84%, of our U.S. investment operations commercial mortgage loans before valuation allowance had balloon payment maturities. A balloon maturity is a loan with all or a meaningful portion of the loan amount due at the maturity of the loan. The default rate on commercial mortgage loans with balloon payment maturities has historically been higher than for commercial mortgage loans with a fully amortizing loan structure. Since a significant portion of the principal is repaid at maturity, the amount of loss on a default is generally greater than fully amortizing commercial mortgage loans. An increase in defaults on balloon maturity loans as a result of the foregoing factors could harm our financial strength and decrease our profitability.

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

We hold certain investments that may be less liquid than our publicly traded fixed maturities, such as privately placed fixed maturities, mortgage loans and real estate investments. These asset classes represented approximately 44% of the value of our invested assets as of December 31, 2019.

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

We use derivative instruments to hedge various risks we face in our businesses. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” We enter into a variety of derivative instruments with a number of counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, clearinghouses, exchanges and other institutions. For transactions where we are in-the-money, we are exposed to credit risk in the event of default of our counterparty. We establish collateral agreements with nominal thresholds for a large majority of our counterparties to limit our exposure. However, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure. With regard to our derivative exposure, we have over-collateralization requirements on the portion of collateral we hold, based on the risk profile of the assets posted as collateral. We also have exposure to these financial institutions in the form of unsecured debt instruments and equity investments. Such losses or impairments to the carrying value of these assets may materially and adversely affect our business and results of operations.

Our requirements to post collateral or make payments related to declines in market value of specified assets may adversely affect our liquidity and expose us to counterparty credit risk.

Many of our derivative transactions with financial and other institutions specify the circumstances under which the parties are required to post collateral. We are also required to post collateral in connection with funding agreements with the FHLB Des Moines, a reinsurance agreement, and various other transactions. The amount of collateral we may be required to post under these agreements may increase under certain circumstances, which could adversely affect our liquidity. In addition, under the terms of some of our transactions we may be required to make payment to our counterparties related to any decline in the market value of the specified assets. Such payments could have an adverse effect on our liquidity. Furthermore, with respect to any such payments, we will have unsecured risk to the counterparty as these amounts are not required to be segregated from the counterparty’s other funds, are not held in a third party custodial account, and are not required to be paid to us by the counterparty until the termination of the transaction.

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

Commercial mortgage lending in the state of California accounted for 21%, or $3.1 billion, of our U.S. investment operations commercial mortgage loan portfolio before valuation allowance as of December 31, 2019. Due to this concentration of commercial mortgage loans in California, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to catastrophes, including but not limited to earthquakes, that may affect the region. While we generally do not require earthquake insurance for properties on which we make commercial mortgage loans, we do take into account property specific engineering reports, construction type and geographical concentration by fault lines in our investment underwriting guidelines. If economic conditions in California deteriorate or catastrophes occur, we may in the future experience delinquencies or defaults on the portion of our commercial mortgage loan portfolio located in California, which may harm our financial strength and reduce our profitability.

Gross unrealized losses may be realized or result in future credit losses, resulting in a reduction in our net income.

Fixed maturities that are classified as available-for-sale (“AFS”) are reported on the consolidated statements of financial position at fair value. Unrealized gains or losses on AFS securities, excluding those in fair value hedging relationships, are recognized as a component of accumulated other comprehensive income (“AOCI”) and are, therefore, excluded from net income. Our U.S. investment operations had gross unrealized losses on fixed maturities of $104.2 million pre-tax as of December 31, 2019, and the component of gross unrealized losses for securities trading down 20% or more for over six months was $8.0 million pre-tax. The accumulated change in fair value of the AFS securities is recognized in net income when the gain or loss is realized upon the sale of the asset or in the event that the decline in fair value requires an allowance for credit loss. Realized losses or credit losses may have a material adverse impact on our net income in a particular quarterly or annual period.

Fluctuations in foreign currency exchange rates could adversely impact our profitability and financial condition.

We are exposed to foreign currency risk in our international operations. Principal International sells products denominated in various local currencies and generally invests the associated assets in local currencies. For diversification purposes, assets backing the products may be partially invested in non-local currencies. In our U.S. operations, we also issue foreign currency-denominated funding agreements to nonqualified investors in the institutional market or invest in foreign currency-denominated investments. The associated foreign currency exchange risk in each instance is hedged or managed to specific risk tolerances. Although our investment and hedging strategies limit the effect of currency exchange rate fluctuation on operating results, weakening of foreign currencies against the U.S. dollar would adversely affect the translation of the results of our international operations into our consolidated financial statements. For further discussion on foreign currency exchange risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

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

For additional information on our valuation methodology, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements.”

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

The determination of the amount of allowances and impairments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments require significant judgment and are revised as conditions change and new information becomes available. Additional impairments may need to be taken or allowances provided for in the future, and the ultimate loss may exceed management’s current loss estimates.

Additionally, our management considers a wide range of factors about the instrument issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the instrument and in assessing the prospects for recovery. Inherent in management’s evaluation of the instrument are assumptions and estimates about the operations of the issuer and its future earnings potential. For further information regarding our impairment and allowance methodologies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations” under the captions “Fixed Maturities” and “Mortgage Loans” and Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Valuation and Impairment of Fixed Income Investments.”

Any impairments of or valuation allowances against our deferred tax assets could adversely affect our results of operations and financial condition.

Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to be in effect during the years in which the basis differences reverse. We are required to evaluate the recoverability of our deferred tax assets each quarter and establish a valuation allowance, if necessary, to reduce our deferred tax assets to an amount that is more−likely−than−not to be realizable. In determining the need for a valuation allowance, we consider many factors, including future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years and implementation of any feasible and prudent tax planning strategies management would employ to realize the tax benefit.

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

For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Income Taxes.”

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

For additional information on our insurance reserves, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Insurance Reserves.”

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

For additional information, see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Deferred Acquisition Costs and Other Actuarial Balances.”

Legal, regulatory and tax risks

Changes in laws or regulations may reduce our profitability or impact how we do business.

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

The NAIC regularly reviews and updates its U.S. statutory reserve and RBC requirements. Changes to these requirements may increase the amount of reserves and capital our U.S. insurance companies are required to hold and may adversely impact Principal Life’s ability to pay dividends to its parent. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of regulatory restrictions on Principal Life’s ability to pay dividends. In addition, changes in statutory reserve or RBC requirements may adversely impact our financial strength ratings. See the risk factor entitled “A downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales, terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition” for a discussion of risks relating to our financial strength ratings.

State regulators have implemented a principle-based reserving (“PBR”) approach for individual life insurance. The framework is mandatory for new business beginning in 2020. Under the PBR framework, statutory reserves will reflect a combination of company experience and prescribed assumptions and methodologies. Also effective in 2020, state regulators have implemented changes to the principle-based reserve and capital requirements for variable annuities. The ultimate financial impact of these changes is uncertain, but they could result in more volatile and less predictable reserve and capital levels for these products.

We have implemented reinsurance transactions utilizing affiliated reinsurers and highly rated third parties to finance a portion of the reserves for our term life insurance policies and universal life insurance policies with secondary guarantees. Our ability to enter into new reserve financing transactions will continue to be dependent on the cost and forms of financing available in the market and our ability to obtain required regulatory approvals. For additional information regarding our use of affiliated reinsurance transactions, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Statutory Insurance Financial Information.”

The NAIC is pursuing a variety of reforms to its RBC framework, which could increase our capital requirements for our U.S. insurance businesses. The NAIC is also pursuing the development of a group-wide capital calculation. This calculation is not intended to be a regulatory capital requirement, but it could be used by regulators in their supervisory process.

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

The International Association of Insurance Supervisors (“IAIS”) has proposed a common framework for the supervision of Internationally Active Insurance Groups (“IAIGs”). For systemic risk management, the Financial Stability Board is continuing to implement group supervisory and capital requirements for Global Systemically Important Insurers (“G-SIIs”). We currently are not designated as an IAIG or a G-SII. If we were so designated in the future, we may be subject to supervision and capital requirements beyond those applicable to any competitors without those designations. These international frameworks may influence the regulatory capital requirements in the jurisdictions in which we operate, potentially leading to an increase in our capital requirements.

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

In 2017, regulations issued by the DOL became effective, which expanded the scope of activities constituting fiduciary investment advice and imposed a “best interest” standard on advisors. The DOL’s fiduciary rule was vacated by a Fifth Circuit Court of Appeals decision in 2018. The DOL has stated that it plans to issue revised regulations for fiduciary investment advice. However, as of the date hereof, we do not know what those regulations may include, or what their impact may be on our products and services.

On June 5, 2019, the SEC voted to adopt a package of four rulemakings and interpretive releases designed to enhance the quality and transparency of retail investors’ relationships with investment advisers and broker-dealers while preserving investor choice with respect to obtaining advice, entering into advice relationships and purchasing investment products. Given the rules’ application to retail investors, Regulation Best Interest (“Reg BI”) does not apply to recommendations to retirement plan sponsors but it does encompass recommendations made to retirement plan participants involving investment of plan assets, distributions from a plan and transfers of assets from one type of account to another (e.g., workplace retirement plan to an IRA). Following the Fifth Circuit Court of Appeals decision to vacate the DOL fiduciary rule, we maintained policies and procedures established for compliance with the fiduciary rule that are intended to ensure interactions with retirement plan participants are educational in nature, helping individuals make their own informed decisions related to investment of plan assets and distribution options. As a result, the bulk of our efforts in preparing for compliance are focused on meeting the necessary disclosure requirements of Reg BI and Form CRS (Customer Relationship Summary). The rulemaking package was published in the Federal Register on July 12, 2019, making the technical effective date September 10, 2019; however, the SEC’s deadline to comply with Reg BI and the CRS Rule (for full implementation) is June 30, 2020, which is when policies and procedures will need to be in place, including the new disclosure requirements under the CRS Rule and Reg BI.

Reg BI has been challenged both through legislative attempts to amend or repeal it and through lawsuits filed to invalidate it. So far, Reg BI remains intact, but the legislative and legal challenges create continued uncertainty.

Notwithstanding the SEC finalizing Reg BI in 2019, some states will likely still consider changes to their own insurance and securities laws and/or regulations in 2020. In 2019, Nevada, New Jersey, and Massachusetts proposed regulations imposing a fiduciary duty for the sale of securities and the NAIC is on track to adopt best interest enhancements to its existing annuity suitability model in early 2020. Related state fiduciary or “best interest” legislation and/or regulation is expected in 2020.

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

Changes in cybersecurity or privacy regulations may increase our compliance costs and lead to increased scrutiny.

We are subject to numerous federal, state, and international regulations regarding the privacy and security of personal information. These laws vary widely by jurisdiction. Recent regulations with a significant impact on our operations include the European Union (“EU”) GDPR, the New York Department of Financial Services Part 500 cybersecurity requirements for financial services companies and the California Consumer Privacy Act. GDPR became effective in May 2018 for EU data subjects. GDPR includes numerous protections for individuals in the EU, including but not limited to notification requirements for data breaches, the right to access personal data, and the right to be forgotten. Other countries have enacted, or are considering enacting, legislation that is similar in scope to GDPR. The New York Department of Financial Services Part 500 cybersecurity requirements, which became effective in March 2017, focus on minimum standards for cybersecurity programs. The California Consumer Privacy Act, which is effective as of January 1, 2020, contains similar consumer protections to those in the EU GDPR and applies to companies doing business in California. Similar standards are set forth in the NAIC’s Insurance Data Security Model Law. It is anticipated that additional federal, state and international regulations will continue to be enacted in the future. Changes in existing cybersecurity and privacy regulations or the enactment of new regulations may increase our compliance costs and failure to comply with these regulations may lead to reputational damage, fines or civil damages, and increased regulatory scrutiny.

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

In addition, we benefit from certain tax items, including but not limited to, dividends received deductions, tax credits (such as foreign tax credits), tax-exempt bond interest and insurance reserve deductions. From time to time, the U.S. Congress, as well as foreign, state and local governments, consider legislative changes that could reduce or eliminate the benefits associated with these and other tax items, some of which were impacted by the U.S. tax reform. The Organisation for Economic Co-operation and Development has released proposed policies around Base Erosion and Profit Shifting and modernizing global tax systems originally designed to only account for physical presence. Our profitability could be negatively impacted as legislation is adopted by participating countries. We continue to evaluate the impact potential tax reform proposals may have on our future results of operations and financial condition.

For a discussion of the impact of recently adopted tax legislation, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Income Taxes.”

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

We also may be subject to costly litigation in the event another party alleges our operations or activities infringe upon such other party’s intellectual property rights. Third parties may have, or may eventually be issued, patents or other protections that could be infringed by our products, methods, processes or services or could otherwise limit our ability to offer certain product features. Any party that holds such a patent could make a claim of infringement against us. We may also be subject to claims by third parties for breach of copyright, trademark, license usage rights, or misappropriation of trade secret rights. Any such claims and any resulting litigation could result in significant liability for damages. If we were found to have infringed or misappropriated a third party patent or other intellectual property rights, we could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to our customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations and financial condition.

Our ability to pay stockholder dividends and meet our obligations may be constrained by the limitations on dividends Iowa insurance laws impose on Principal Life.

We are an insurance holding company whose assets include all of the outstanding shares of the common stock of Principal Life and other subsidiaries. Our ability to pay dividends to our stockholders and meet our obligations, including paying operating expenses and any debt service, depends upon the receipt of dividends from Principal Life. Iowa insurance laws impose limitations on the ability of Principal Life to pay dividends to its parent. Any inability of Principal Life to pay dividends in the future may cause us to be unable to pay dividends to our stockholders and meet our other obligations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of regulatory restrictions on Principal Life’s ability to pay dividends.

Changes in accounting standards may adversely affect our reported results of operations and financial condition.

Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). From time to time, we are required to adopt new or revised accounting standards issued by the Financial Accounting Standards Board (“FASB”). The required adoption of future accounting standards may adversely affect our reported results of operations and financial condition. For a discussion of the impact of accounting pronouncements issued but not yet implemented, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies”. In August 2018, the FASB issued final guidance on targeted improvements to the accounting for long-duration insurance contracts.

The guidance will become effective for us on January 1, 2022. As we progress through our implementation, we will be able to better assess the impact to our consolidated financial statements; however, we expect it will significantly change how we account for many of our insurance and annuity products and it could negatively impact our reported profitability and financial ratios. In addition, the required adoption of new accounting standards may result in significant incremental costs associated with initial implementation and ongoing compliance.

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

Legal liability or adverse publicity with respect to current or future legal or regulatory actions, whether or not involving us, may affect our financial strength or reduce our profitability. For further discussion on litigation and regulatory investigation risk, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Contingencies, Guarantees, Indemnifications and Leases” under the caption, “Litigation and Regulatory Contingencies” and Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Income Taxes” under the caption “Other Tax Information.”

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

The following provisions, included in our certificate of incorporation and by-laws, may also have anti-takeover effects and may delay, defer or prevent a takeover attempt that some stockholders might consider in their best interests. In particular, our certificate of incorporation and by-laws:

●	permit our Board of Directors to issue one or more series of preferred stock;
●	divide our Board of Directors into three classes;
●	limit the ability of stockholders to remove directors;
●	prohibit stockholders from filling vacancies on our Board of Directors;
●	prohibit stockholders from calling special meetings of stockholders;
●	impose advance notice requirements for stockholder proposals and nominations of directors to be considered at stockholder meetings and
●	require the approval of at least 75% of the voting power of our outstanding common stock for the amendment of our by-laws and provisions of our certificate of incorporation governing:

●	the classified board,
●	the director’s discretion in determining what he or she reasonably believes to be in the best interests of PFG,
●	the liability of directors,
●	the removal of directors by shareholders,
●	the prohibition on stockholder actions by written consent and
●	the supermajority voting requirements.

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

We believe our ability to compete is based on a number of factors including scale, service, product features, price, investment performance, commission structure, distribution capacity, financial strength ratings and name recognition. We compete with a large number of financial services companies such as banks, mutual funds, institutional trust companies, broker-dealers, insurers and asset managers, many of which have advantages over us in one or more of the above competitive factors.

Each of our segments faces strong competition:

●	The primary competitors for our Retirement and Income Solutions and Principal Global Investors segments are asset managers, banks, mutual funds, institutional trust companies, broker-dealers and insurers. Our ability to increase and retain AUM is directly related to the performance of our investments as measured against market averages and the performance of our competitors. Even when securities prices are generally rising, performance can be affected by investment styles.
●	Competition for our Principal International segment comes primarily from local financial services firms and other international companies operating on a stand-alone basis or in partnership with local firms.
●	Our U.S. Insurance Solutions segment competes with other insurance companies.

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

Technological advances, innovation in the financial services industry and societal changes may impact our business model and competitive position. These changes may lead to significant changes in the marketing, distribution, underwriting and pricing of financial services products. In addition, technological and societal changes may lead to changes in customers’ preferences as to how they want to interact with us and the types of products they want to buy. We may need to change our distribution channels, our customer service model or our product offerings to accommodate evolving customer preferences. Implementing these changes may require significant expenditures. To the extent our competitors are more successful than us at adapting to technological changes and evolving customer preferences, our competitive position and profitability may be adversely impacted.

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

A.M. Best, Fitch, Moody’s and S&P publish financial strength ratings on U.S. life insurance companies as well as some of our international insurance companies. These ratings indicate the applicable rating agency’s opinion regarding an insurance company’s ability to meet contractholder and policyholder obligations. These rating agencies also assign credit ratings on non-life insurance entities, such as PFG and Principal Financial Services, Inc. (“PFS”). Credit ratings indicate the applicable rating agency’s opinion regarding a debt issuer’s ability to meet the terms of debt obligations in a timely manner and are important factors in overall funding profile and ability to access external capital.

Ratings are important factors in establishing the competitive position of insurance companies and maintaining public confidence in products being offered. Our ratings could be downgraded at any time without advance notice by any rating agency. A ratings downgrade, or the potential for such a downgrade, could, among other things:

●	materially increase the number of surrenders for all or a portion of the net cash values by the owners of policies and contracts we have issued, and materially increase the number of withdrawals by policyholders of cash values from their policies;
●	result in the termination of our relationships with broker-dealers, banks, agents, wholesalers and other distributors of our products and services;
●	reduce new sales, particularly with respect to pension risk transfer products and general account GICs and funding agreements purchased by pension plans and other institutions;
●	cause some of our existing liabilities to be subject to acceleration, additional collateral support, changes in terms, or creation of additional financial obligations; and
●	increase our cost of capital and limit our access to the capital markets.

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

We rely on telecommunication, information technology, and other systems to conduct business, including customer service, marketing and sales activities, customer relationship management and producing financial statements. In addition, we store and process confidential and proprietary business information on both company owned and third party and/or vendor managed systems, including cloud service providers.

Financial services companies have increasingly become targets of cyberattacks resulting in unauthorized access to confidential information, theft of funds from online accounts, disruption or degradation of service or other damage. These attacks may take a variety of forms, including web application attacks, denial of service attacks, ransomware and other viruses, malware and social engineering, including phishing. We have policies, procedures, security controls and monitoring, automation and backup plans designed to prevent, or limit the effect of failure; however, the sophistication of cybercriminals may still result in disruptions or breaches beyond our control. The failure of our telecommunication, information technology, or other systems, for any reason, could disrupt our operations, result in the loss of business and adversely impact our profitability.

Any compromise of the security of our systems that results in the disclosure of personally identifiable customer or employee information could damage our reputation, deter customers from purchasing our products and services, expose us to litigation, increase regulatory scrutiny and require us to incur significant technical, legal and other expenses. In addition, personally identifiable information about our customers, along with potential log-in credentials, are increasingly available to hackers due to data breaches at other companies and inadvertent disclosure by customers, such as through phishing and password reuse. Cybercriminals may use this information to attempt to gain unauthorized access to our customers’ accounts, which could have a material adverse impact on our reputation, results of operations, and financial condition.

Our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses.

Our international businesses face political, legal, operational and other risks that we do not face in our operations in the U.S. We face the risk of discriminatory regulation, nationalization or expropriation of assets, price controls and exchange controls or other restrictions that prevent us from transferring funds from these operations out of the locations in which they operate or converting local currencies we hold into U.S. dollars or other currencies. Our international businesses also face the risk of political instability and social unrest, which may lead to disruptions to those businesses and to local financial markets and commerce and reduced economic activity in the countries in which we operate. Some of our international businesses are, and are likely to continue to be, in emerging or potentially volatile markets. In addition, we rely on local staff, including local sales forces, in those locations where there is a risk we may encounter labor problems with local staff, especially in locations where workers’ associations and trade unions are strong.

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

The Closed Block assets, cash flows generated by the Closed Block assets and anticipated revenues from policies in the Closed Block will benefit only the holders of those policies. In addition, to the extent these amounts are greater than the amounts estimated at the time we funded the Closed Block, dividends payable in respect of the policies included in the Closed Block may be greater than they would have been in the absence of a Closed Block. Any excess net income will be available for distribution over time to Closed Block policyholders but will not be available to our stockholders. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 6, Closed Block” for further details.

A pandemic, terrorist attack, military action or other catastrophic event could adversely affect our operations, net income or financial condition.

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

We cede life, disability, medical and long-term care insurance to other insurance companies through reinsurance. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies.” The collectability of reinsurance recoverables is largely dependent on the solvency of the individual insurers. We remain liable to the policyholder, even if the reinsurer defaults on its obligations with respect to the ceded business. In addition, a reinsurer’s insolvency may cause us to lose our reserve credits on the ceded business, in which case we would be required to establish additional reserves.

The premium rates we charge are based, in part, on the assumption that reinsurance will be available at a certain cost. Most of our reinsurance contracts contain provisions that limit the reinsurer’s ability to increase rates on in-force business; however, some do not. If a reinsurer raises the rates it charges on a block of in-force business, our profitability may be negatively impacted if we are not able to pass the increased costs on to the customer. If reinsurers raise the rates they charge on new business, we may be forced to raise the premiums we charge, which could have a negative impact on our competitive position.

We face risks related to our acquisition of Wells Fargo Bank, N.A.’s IRT business

We may not realize the expected benefits of our acquisition of Wells Fargo Bank, N.A.’s IRT business because of integration difficulties, delays in the transfer of purchased assets or other challenges.

On July 1, 2019, we closed the acquisition (the “Acquisition”) of the IRT business of Wells Fargo Bank, N.A. (the “Seller”). The success of the Acquisition depends, in part, on our ability to successfully integrate and operate the Acquired Business in conjunction with our existing businesses. The integration process may be complex, costly and time-consuming. The potential difficulties of integrating the operations of the Acquired Business include, among others:

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

We may not accomplish the integration of the Acquired Business smoothly, successfully or within the anticipated costs or timeframe. In particular, the transfer to us of many of the purchased assets, including contracts with customers and vendors of the Acquired Business, has not yet been effectuated and, if the requisite consents of contractual counterparties of the Acquired Business or other third parties are not received, may not be effectuated at all. Furthermore, we are reliant upon the Seller to continue to provide services to the Acquired Business for a transitional period following the closing of the transaction. Any difficulties or delays encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the Acquisition and could adversely affect our business, results of operations and/or financial condition. In addition, the Acquired Business may not meet our expectations, causing our financial results to differ from our own or the investment community’s expectations. It is possible that the Acquired Business may be adversely affected by regulatory, political, economic, business or competitive factors in the future, which could prevent us from realizing the anticipated benefits of the Acquisition. The Acquisition may also divert our management’s attention from our current operations to the integration effort, which could have a negative effect on our business, results of operations and/or financial condition.

The obligations and liabilities of the Seller, some of which may be unanticipated or unknown, may be greater than we have anticipated, which may diminish the value of the Acquired Business to us.

In connection with the Acquisition, we will assume certain liabilities of the Seller and its affiliates, including, among others: specified current liabilities; liabilities arising under the terms (or from the performance) of specified transferred contracts; liabilities arising out of the employment or termination of employment of employees of the Acquired Business and liabilities relating to certain purchased assets. The assumed liabilities may be greater than we have anticipated. The obligations and liabilities of the Seller could have a material adverse effect on the value of the Acquired Business to us or on our business, financial condition or results of operations. We have only limited indemnification rights from the Seller under the purchase agreement for the Acquisition with respect to obligations or liabilities of the Seller, whether known or unknown.

The Acquired Business may present risks that could have a negative effect on our business, results of operations and/or financial condition.

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

The entry into and expansion of these business lines may present risks and uncertainties that could have a negative effect on our business, results of operations and/or financial condition, including adverse customer retention. On an ongoing basis, our bank regulators will closely watch our capability to successfully manage this expansion, and they may compel remediation activities and potentially impose fines if they find our compliance to be insufficient.

Trust and custody services primarily are a fee-based business, and fees for such trust and custody services may be based on the market value of assets under management, administration or custody; the volume of transactions processed and fees for other services rendered. Disruptions, uncertainty or volatility in the capital markets; weak economic conditions and/or declines in the financial markets may decrease our fee-based revenue, which may negatively impact our results of operations. The market for trust and custody business is highly competitive. In the event that competitors charge lower fees for substantially similar trust and custody services, we may face pressure to lower our prices in order to attract and retain customers, and any reductions in the fees we charge for these services may adversely affect our revenue, and, accordingly, negatively impact our results of operations. Trust and custody services also include revenues that will vary based on interest rates and customer account balances.

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

We face risks arising from future acquisitions of businesses.

We have acquired businesses in the past, including the Acquired Business, and expect to continue to do so in the future. We face a number of risks arising from future acquisition transactions, including difficulties in integrating the acquired business into our operations, difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing customers of the acquired entity, unforeseen liabilities that arise in connection with the acquired business, unfavorable market conditions that could negatively impact our growth expectations for the acquired business and sustained declines in the equity market that could reduce the AUM and fee revenues for certain acquired businesses. These risks may prevent us from realizing the expected benefits from future acquisitions and could result in the impairment of goodwill and/or intangible assets recognized at the time of acquisition.

For additional information on our goodwill and other intangible assets, see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Goodwill and Other Intangible Assets.”

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

Potential impacts may include the following:

●	Changes in temperatures and air quality may adversely impact our mortality and morbidity rates. For example, increases in the level of pollution and airborne allergens may cause an increase in upper respiratory and cardiovascular diseases, leading to increased claims in our insurance businesses. However, the risk of increased mortality on our life insurance business may be partly offset by our payout annuity business, where an increase in mortality results in a decrease in benefit payments.
●	Climate change may impact asset prices, as well as general economic conditions. For example, rising sea levels may lead to decreases in real estate values in coastal areas. Additionally, government policies to slow climate change (e.g., setting limits on carbon emissions) may have an adverse impact on sectors such as utilities, transportation and manufacturing. Changes in asset prices may impact the value of our fixed income, real estate and commercial mortgage investments. We manage our investment risks by maintaining a well-diversified portfolio, both geographically and by sector. We also monitor our investments on an ongoing basis, allowing us to adjust our exposure to sectors and/or geographical areas that face severe risks due to climate change.
●	We maintain extensive business continuity and disaster recovery planning programs. Nonetheless, a natural disaster that affects one of our office locations could disrupt our operations and pose a threat to the safety of our employees.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2019, we owned 30 properties in our home office complex in Des Moines, Iowa, and in various other locations. Of these 30 properties, 14 are office buildings, 1 is a warehouse facility, 12 are parking lots and ramps, 1 is a park/green space, 1 is a childcare center and 1 is a power generation plant. Of the office and warehouse space, we occupy approximately 91.9% of the 2.6 million square feet of space in these buildings. The balance of the space in these buildings is rented to commercial tenants or is occupied by the property management company servicing these properties. We lease office space for various offices located throughout the U.S. and internationally. We believe that our owned and leased properties are suitable and adequate for our current business operations.

Item 3. Legal Proceedings

Disclosure concerning legal proceedings can be found in Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Contingencies, Guarantees, Indemnifications and Leases” under the caption, “Litigation and Regulatory Contingencies” and Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Income Taxes” under the caption, “Other Tax Information,” which are incorporated here by this reference.

Information about our Executive Officers

The following information is furnished with respect to our executive officers, each of whom is elected by and serves at the pleasure of the Board of Directors.

Timothy M. Dunbar, 62, has been President of Global Asset Management of the Company and Principal Life since September 2018 and Executive Vice President of the Company and Principal Life and Chief Investment Officer of the Company since January 2014. Prior to that date, he served as Senior Vice President of the Company and Principal Life since 2011, and Chief Investment Officer of the Company and Principal Life since January 2013. Prior to that date, Mr. Dunbar was in charge of Strategy and Finance for the Company and Principal Life in 2011 and 2012, overseeing the business management and strategic direction of the capital markets, corporate strategy and corporate treasury areas. Mr. Dunbar previously served as the executive director and head of equities for Principal Global Investors from 2004 until 2011.

Renee V. Schaaf, 61, has been President, Retirement and Income Solutions of the Company and Principal Life since March 2019. Prior to her current position, she served as Senior Vice President and Chief Operating Officer of Principal International of the Company and Principal Life since March 2016.

Amy C. Friedrich, 48, has been President of U.S. Insurance Solutions since May 2017. Prior to that time, she was Senior Vice President of the Specialty Benefits insurance division of U.S. Insurance Solutions since 2015, and Vice President of Specialty Benefits since 2008.

Patrick G. Halter, 60, has been Chief Executive Officer for Principal Global Investors, the investment management firm within our Global Asset Management business, since September 2018.  Prior to that time, he served as Chief Operating Officer of Principal Global Investors, since 2016 and was Chief Executive Officer for Principal Real Estate Investors, the dedicated real estate unit of Principal Global Investors, since 2003.

Daniel J. Houston, 58, has been a director of the Company and Principal Life and President and Chief Executive Officer of the Company and Principal Life since August 2015. Prior to that date, he held the same positions except was Chief Operating Officer (and not Chief Executive Officer) since November 2014. Previously, he served as President, Retirement, Insurance and Financial Services of the Company and Principal Life since 2010. He was President, Retirement and Income Solutions of the Company and Principal Life from 2008 until 2010, and was Executive Vice President, Retirement and Income Solutions of the Company and Principal Life from 2006 to 2008.

Julia M. Lawler, 60, has been Executive Vice President of the Company and Principal Life since September 2018 and continues to serve as Chief Risk Officer. She was Senior Vice President and Chief Risk Officer of the Company and Principal Life since January 2018. Prior to that time, she served as Senior Executive Director Multi-Asset Allocation since 2015, was Chief Investment Officer of Retirement and Income Solutions since 2014, and previously served as Senior Vice President and Chief Investment Officer of the Company and Principal Life since 2002.

Chris J. Littlefield, 53, has been Executive Vice President and General Counsel of the Company and Principal Life since January 2020. Prior to that date, he was President and Chief Executive Officer of Fidelity & Guaranty Life Insurance Holdings from October 2014 to December 2018. Previously, he served as President and Chief Executive Officer of Aviva USA Corporation from February 2009 to October 2013 and served as Chief Operating Officer of Aviva USA Corporation from February 2008 to September 2009. Prior to that, he served as Executive Vice President, General Counsel and Secretary of AmerUS Group Co. from January 2006 to February 2008.

Gary P. Scholten, 62, has been Chief Digital Officer since May 2017 and Executive Vice President and Chief Information Officer of the Company and Principal Life since February 2014. Prior to that date, he was Senior Vice President and Chief Information Officer of the Company and Principal Life since 2002.

Karen E. Shaff, 65, has been Executive Vice President and Chief Legal Officer since January 2020. Prior to that date, she was Executive Vice President and General Counsel of the Company and Principal Life since 2004. In addition, she has served as Secretary of the Company and Principal Life since January 2014. Prior to that time, she was Senior Vice President and General Counsel of the Company since 2001, and Senior Vice President and General Counsel of Principal Life since 2000.

Deanna D. Strable-Soethout, 51, has been Executive Vice President and Chief Financial Officer of the Company and Principal Life since February 2017. Prior to that date, she was Executive Vice President of the Company and Principal Life since September 2016 and President, U.S. Insurance Solutions of the Company and Principal Life since March 2015. Prior to that, she served as Senior Vice President of the Company and Principal Life since 2006.

Luis E.Valdes, 62, has been the head of the Principal International segment of our operations since 2012, has been President, Principal International of the Company and Principal Life since 2011. Prior to his current position, he was Senior Vice President and President — PFG Latin America of the Company and Principal Life since 2010 and was Vice President — Principal International of Principal Life from 2000 until 2010.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the New York Stock Exchange under the symbol “PFG” on October 23, 2001. Prior to such date, there was no established public trading market for our common stock. Effective December 15, 2017, we changed our listing to the Nasdaq Global Select Market and continue trading under the symbol “PFG”. On January 31, 2020, there were 246,833 stockholders of record of our common stock.

We have historically paid cash dividends on our common stock. Future dividend decisions will be based on and affected by a number of factors, including our results and financial requirements and the impact of regulatory restrictions. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of regulatory restrictions on Principal Life's ability to pay dividends.

The following table presents the amount of our share purchase activity for the periods indicated:

			Total number
			of shares	Maximum dollar
			purchased as	value of shares that
	Total number	Average	part of publicly	may yet be purchased
	of shares	price paid	announced	under the programs
Period	purchased (1)	per share	programs	(in millions) (2)
January 1, 2019 ‑ January 31, 2019	1,468,212	$47.10	1,467,368	$355.9
February 1, 2019 ‑ February 28, 2019	1,671,267	$50.39	1,224,506	$295.3
March 1, 2019 ‑ March 31, 2019	4,050	$52.99	—	$295.3
April 1, 2019 ‑ April 30, 2019	1,070	$57.38	—	$295.3
May 1, 2019 ‑ May 31, 2019	15	$53.09	—	$295.3
June 1, 2019 ‑ June 30, 2019	—	$—	—	$295.3
July 1, 2019 ‑ July 31, 2019	1,903	$59.70	—	$295.3
August 1, 2019 ‑ August 31, 2019	433,770	$53.16	433,770	$272.2
September 1, 2019 ‑ September 30, 2019	387,940	$53.31	387,299	$251.6
October 1, 2019 ‑ October 31, 2019	483,464	$53.72	482,433	$225.7
November 1, 2019 ‑ November 30, 2019	569,876	$54.22	569,782	$194.8
December 1, 2019 ‑ December 31, 2019	486,744	$54.74	486,744	$168.2
Total	5,508,311		5,051,902
(1)	Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of a publicly announced program.
(2)	In November 2018, our Board of Directors authorized a share repurchase program of up to $500.0 million of our outstanding common stock, which has no expiration.

Item 6. Selected Financial Data

The following table sets forth certain selected historical consolidated financial information. We derived the consolidated financial information (except for amounts referred to as “Other Supplemental Data”) for each of the years ended December 31, 2019, 2018 and 2017 and as of December 31, 2019 and 2018 from our audited consolidated financial statements and notes to the financial statements included in this Form 10-K. We derived the consolidated financial information (except for amounts referred to as “Other Supplemental Data”) for the years ended December 31, 2016 and 2015 and as of December 31, 2017, 2016 and 2015 from our audited consolidated financial statements not included in this Form 10-K. The following summary of consolidated financial information (except for amounts referred to as “Other Supplemental Data”) has been prepared in accordance with U.S. GAAP.

In order to fully understand our consolidated financial information, please also see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the notes to the financial statements included in this Form 10-K. The results for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.

	As of or for the year ended December 31,
	2019 (1)	2018 (1)	2017 (1)	2016	2015
	($ in millions, except per share data and as noted)
Income Statement Data:
Revenue:
Premiums and other considerations	$7,866.6	$6,409.6	$6,217.4	$5,299.1	$5,310.3
Fees and other revenues	4,409.9	4,273.8	3,892.3	3,627.4	3,653.1
Net investment income	3,998.4	3,629.2	3,459.3	3,296.5	3,052.1
Net realized capital gains (losses)	(52.8)	(75.4)	524.2	171.1	(51.1)
Total revenues	$16,222.1	$14,237.2	$14,093.2	$12,394.1	$11,964.4

Income from continuing operations, net of related income taxes	$1,444.1	$1,553.7	$2,324.5	$1,361.8	$1,253.2
Net income	$1,444.1	$1,553.7	$2,324.5	$1,361.8	$1,253.2

Earnings per Share Data:
Income from continuing operations, net of related income taxes, per share:
Basic	$5.00	$5.41	$8.00	$4.55	$4.11
Diluted	$4.96	$5.36	$7.88	$4.50	$4.06
Net income per share:
Basic	$5.00	$5.41	$8.00	$4.55	$4.11
Diluted	$4.96	$5.36	$7.88	$4.50	$4.06
Dividends declared per common share	$2.18	$2.10	$1.87	$1.61	$1.50

Balance Sheet Data:
Total assets	$276,087.8	$243,036.1	$253,941.2	$228,014.3	$218,660.3

Long‑term debt	$3,734.1	$3,259.6	$3,178.4	$3,125.7	$3,265.2

Total stockholders’ equity	$14,685.8	$11,456.0	$12,921.9	$10,293.8	$9,377.4

Other Supplemental Data:
AUM ($ in billions)	$735.3	$626.8	$668.6	$591.6	$527.4
(1)	For a discussion of items materially affecting the comparability of 2019, 2018 and 2017, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Transactions Affecting Comparability of Results of Operations.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of December 31, 2019, compared with December 31, 2018, our consolidated results of operations for the years ended December 31, 2019, 2018 and 2017, and, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our audited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-K.

Forward-Looking Information

Our narrative analysis below contains forward-looking statements intended to enhance the reader’s ability to assess our future financial performance. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and contain words and phrases such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance.

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties. Those risks and uncertainties include, but are not limited to, the risk factors listed in Item 1A. “Risk Factors.”

Overview

We provide financial products and services through the following reportable segments:

●	Retirement and Income Solutions;
●	Principal Global Investors;
●	Principal International and
●	U.S. Insurance Solutions.

We also have a Corporate segment, which consists of the assets and activities that have not been allocated to any other segment. See Item 1. “Business” for a description of our reportable segments.

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

Economic Factors and Trends

Positive market performance and net customer cash flow led to an increase in account values in our Retirement and Income Solutions segment in 2019. Account value is the base by which this business generates revenues. The increase in account values contributed to the overall improvement of fee revenues in this segment, in addition to the increase in fee revenues related to the Acquired Business.

Positive market performance led to an increase in AUM managed by our Principal Global Investors segment in 2019. AUM is the primary base by which this business generates revenues. Also included in revenues are borrower fees, transaction fees and performance fees which can fluctuate between years.

In our Principal International segment, we continued to grow our business organically in 2019 through our existing subsidiaries and joint ventures. Local currency AUM, a key indicator of earnings growth for the segment, increased in 2019 as a result of positive market performance and net customer cash flow. The financial results for the Principal International segment are also impacted by fluctuations of the foreign currency to U.S. dollar exchange rates for the locations in which we have business. AUM was negatively impacted by foreign currency fluctuations in 2019.

The U.S. Insurance Solutions segment has been impacted by lower interest rates in recent years, which has caused spread compression and led to higher reserves. We have mitigated some of the impact through changes in our investment strategy and changes to certain product offerings.

Profitability

Our profitability depends in large part upon our:

●	amount of AUM;
●	ability to manage the difference between the investment income we earn and the interest we credit to policyholders;
●	ability to generate fee revenues by providing trust and custody,administrative and investment management services;
●	ability to price our insurance products at a level that enables us to earn a margin over the cost of providing benefits and the related expenses;
●	ability to manage our investment portfolio to maximize investment returns and minimize risks such as interest rate changes or defaults or impairments of invested assets;
●	ability to effectively hedge fluctuations in foreign currency to U.S. dollar exchange rates on certain transactions and
●	ability to manage our operating expenses.

Critical Accounting Policies and Estimates

The increasing complexity of the business environment and applicable authoritative accounting guidance requires us to closely monitor our accounting policies. Our significant accounting policies are described in Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies.” We have identified critical accounting policies that are complex and require significant judgment and estimates about matters that are inherently uncertain. A summary of our critical accounting policies is intended to enhance the reader’s ability to assess our financial condition and results of operations and the potential volatility due to changes in estimates and changes in guidance. The identification, selection and disclosure of critical accounting estimates and policies have been discussed with the Audit Committee of the Board of Directors.

Valuation and Impairment of Fixed Income Investments

Fixed Maturities.  Fixed maturities include bonds, asset-backed securities (“ABS”), redeemable preferred stock and certain non-redeemable preferred securities. We classify our fixed maturities as either AFS or trading and, accordingly, carry them at fair value in the consolidated statements of financial position. Volatility in net income can result from changes in fair value of fixed maturities classified as trading. Volatility in other comprehensive income can result from changes in fair value of fixed maturities classified as AFS.

We measure the fair value of our financial assets and liabilities based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset, or nonperformance risk, including our own credit risk. For additional details concerning the methodologies, assumptions and inputs utilized see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements” under the caption, “Determination of Fair Value.”

The fair values of our public fixed maturities are primarily based on market prices from third party pricing vendors. We have regular interactions with these vendors to ensure we understand their pricing methodologies and to confirm they are utilizing observable market information. In addition, 7% of our invested asset portfolio as of December 31, 2019, was invested in privately placed fixed maturities with no readily available market quotes to determine the fair market value. The majority of these assets are valued using a matrix pricing valuation approach that utilizes observable market inputs. In the matrix approach, securities are grouped into pricing categories that vary by sector, rating and average life. Each pricing category is assigned a risk spread based on observable public market data. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread. Although the matrix valuation approach provides a fair valuation of each pricing category, the valuation of an individual security within each pricing category may be impacted by company specific factors. This excludes privately placed securities subject to Rule 144A of the Securities Act of 1933 that are primarily based on market prices from third party pricing vendors, similar to public fixed maturities.

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of December 31, 2019, less than 1% of our total fixed maturities were Level 3 securities valued using internal pricing models. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements” for further discussion.

The $4,175.6 million increase in net unrealized gains from U.S. investment operations for the year ended December 31, 2019, can be attributed to an approximate 74 basis point decrease in interest rates and tightening of credit spreads. For additional information about interest rate risk see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

Fixed maturities classified as AFS are subject to impairment reviews. When evaluating fixed maturities for impairment, we consider relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events; (4) for structured securities, the adequacy of the expected cash flows and (5) our intent to sell a security or whether it is more likely than not we will be required to sell the security before recovery of its amortized cost which, in some cases, may extend to maturity. To the extent we determine a security is deemed to be other than temporarily impaired, an impairment loss is recognized. See item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4, Investments” under the caption, “Other-Than-Temporary Impairments” for further discussion.

A number of significant risks and uncertainties are inherent in the process of monitoring credit impairments and determining if an impairment is other than temporary. These risks and uncertainties include: (1) the risk that our assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer; (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; (3) the risk that our investment professionals are making decisions based on fraudulent or misstated information in the financial statements provided by issuers and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to not sell the security prior to recovery of its amortized cost. Any of these situations could result in a charge to net income in a future period. As of December 31, 2019, we had $8,525.0 million in AFS fixed maturities with gross unrealized losses totaling $124.0 million. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as movement in credit spreads.

Effective January 1, 2020, with the implementation of guidance for measurement of credit losses on financial instruments, a credit loss on fixed maturities classified as AFS will be recognized through an allowance for credit losses rather than a direct write-down for other than temporary impairment.

Mortgage Loans.  Mortgage loans consist primarily of commercial mortgage loans on real estate. Commercial mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances. These loans are considered impaired when, based on current information and events, it is probable we will be unable to collect all amounts due according to contractual terms of the loan agreement. When we determine a loan is impaired, a valuation allowance is established equal to the difference between the carrying amount of the mortgage loan and the estimated value reduced by the cost to sell. Estimated value is based on either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or fair value of the collateral. Subsequent changes in the estimated value are reflected in the valuation allowance. Amounts on loans deemed to be uncollectible are charged off and removed from the valuation allowance. The change in the valuation allowance provision is included in net realized capital gains (losses) on our consolidated statements of operations. For more detailed information concerning mortgage loan valuation allowances and impairments, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4, Investments” under the caption, “Mortgage Loan Valuation Allowance.”

Effective January 1, 2020, with the implementation of guidance for measurement of credit losses on financial instruments, the mortgage loan valuation allowance will be based on the current expected credit loss model. This is not expected to have a material impact on the valuation allowance.

Derivatives

We use derivatives primarily to hedge or reduce exposure to market risks. The fair values of exchange-traded derivatives are determined through quoted market prices. Exchange-traded derivatives include futures that are settled daily, which reduces their fair value in the consolidated statements of financial position. The fair values of privately negotiated contracts, which are usually referred to as over-the-counter (“OTC”) derivatives, that are cleared through centralized clearinghouses are determined through market prices published by the clearinghouses. Beginning in 2017, variation margin associated with OTC cleared derivatives is settled daily, which reduces their fair value in the consolidated statements of financial position. The fair values of non-cleared OTC derivatives are determined using either pricing valuation models that utilize market observable inputs or broker quotes. On an absolute fair value basis as of December 31, 2019, 91% of our OTC derivative assets and liabilities were valued using pricing valuation models using market observable data and the remaining 9% using broker quotes. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements” for further discussion. The fair values of our derivative instruments can be impacted by changes in interest rates, foreign exchange rates, credit spreads, equity indices and volatility, as well as other contributing factors. For additional information see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

We also issue certain annuity, universal life and other contracts that include embedded derivatives that have been bifurcated from the host contract. They are valued using a combination of historical data and actuarial judgment. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements” for further discussion. We include our assumption for own non-performance risk in the valuation of these embedded derivatives. As our credit spreads widen or tighten, the fair value of the embedded derivative liabilities decrease or increase, leading to an increase or decrease in net income. If the current market credit spreads reflecting our own creditworthiness move to zero (tighten), the reduction to net income would be approximately $150.0 million, net of DAC and income taxes, based on December 31, 2019, reported amounts. In addition, the policyholder behavior assumptions used in the valuation of embedded derivatives include risk margins, which increase the fair value of the embedded derivative liabilities.

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

Amortization Based on Estimated Gross Profits.  DAC for universal life-type insurance contracts and certain investment contracts are amortized over the expected lifetime of the contracts in relation to estimated gross profits (“EGPs”). In addition to DAC, the following actuarial balances are also amortized in relation to EGPs.

●	Sales inducement asset — Sales inducements are amounts that are credited to the contractholder’s account balance as an inducement to purchase the contract. Like DAC, the cost of the sales inducement is capitalized and amortized over the expected life of the contract, in proportion to EGPs.
●	Unearned revenue liability — An unearned revenue liability is established when we collect fees or other policyholder assessments that represent compensation for services to be provided in future periods. These revenues are deferred and then amortized over the expected life of the contract, in proportion to EGPs.
●	Reinsurance asset or liability — For universal-life type products that are reinsured, a reinsurance asset or liability is established to spread the expected net reinsurance costs or profits in proportion to the EGPs on the underlying business.

We also have additional benefit reserves that are established for annuity or universal life-type contracts that provide benefit guarantees or for contracts that are expected to produce profits followed by losses. The liabilities are accrued in relation to estimated contract assessments, and they are based on assumptions and methodologies similar to those used in the calculation of EGPs. For more information, see “Insurance Reserves ."

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

For individual variable universal life insurance, individual variable annuities and group annuities that have separate account U.S. equity investment options, we utilize a mean reversion methodology (reversion to the mean assumption), a common industry practice, to determine the future domestic equity market growth rate assumption used for the calculation of EGPs. If actual annualized U.S. equity market performance varies from our 8% long-term assumption, we assume different performance levels in the short-term such that the weighted average return is equal to the long-term assumption over the mean reversion period. However, our mean reversion process generally limits assumed returns to a range of 4-12% during the mean reversion period. For additional details concerning methods of DAC amortization see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies” under the caption, “Deferred Acquisition Costs.”

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

Actuarial Assumption Updates.  We periodically review and update actuarial assumptions that are inputs to the models for DAC and other actuarial balances and make model refinements as necessary. For more information see “Transactions Affecting Comparability of Results of Operations — Other — Actuarial Assumption Updates .''

Sensitivities.  As of December 31, 2019, the net balance of DAC and related actuarial balances, excluding balances affected by changes in other comprehensive income (“OCI”), was a $527.0 million asset. We perform sensitivity analyses to assess the impact that certain assumptions have on these balances. The following table shows the estimated immediate impact of various assumption changes on our DAC and related actuarial balances.

Estimated impact to
net income (1)
(in millions)
Reducing the future separate account equity return assumption by 1%	$(10)
Reducing the long-term general account fixed income investment yield assumption by 0.5%	(30)
(1)	Reflects the net impact of changes to the DAC asset, sales inducement asset, unearned revenue liability, reinsurance asset or liability, additional benefit reserves and related taxes. Includes the impact on net income of changes in DAC and related actuarial balances for our equity method subsidiaries. The DAC and related actuarial balances of the equity method subsidiaries are not included in the total DAC balance listed above as they are not fully consolidated.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets include the cost of acquired subsidiaries in excess of the fair value of the net tangible assets recorded in connection with acquisitions. Goodwill and intangible assets with indefinite lives are not amortized; however, are reviewed for impairment at least annually or more frequently if events or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value using a discounted cash flow approach. Intangibles that do not have indefinite lives are amortized over their estimated useful lives. We formally conduct our annual goodwill and other intangible asset impairment testing during the third quarter. Goodwill is tested at the reporting unit level, which is the same level as or one level below the operating segment.

The operating segments and associated reporting units at which we perform our testing are as follows:

●	Retirement and Income Solutions: Retirement and Income Solutions — Fee and Retirement and Income Solutions — Spread
●	Principal Global Investors: Equity Investments, Fixed Income Investments, Real Estate and Other Alternative Investments, Mutual Funds Complex
●	Principal International: Latin America and Asia
●	U.S. Insurance Solutions: Specialty Benefits insurance and Individual Life insurance
●	Corporate: Corporate subsidiaries

Goodwill.  U.S. GAAP permits entities to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test of the two-step goodwill impairment test. An entity also has an unconditional option to bypass the qualitative assessment in any period and proceed directly to performing the quantitative impairment test. We perform qualitative assessments for certain reporting units and we elect to proceed directly to a two-step quantitative test for certain reporting units in our evaluation of the carrying value of goodwill.

In the qualitative assessment, all relevant events and circumstances that could affect the significant inputs used to determine the fair value of the reporting unit are assessed. Each assessment uses a five-step approach: determine the starting point, identify the most relevant drivers of fair value, identify events and circumstances, weight the identified factors and conclude. For reporting units that performed a qualitative test, the estimated fair values of all such reporting units were in excess of their carrying values and, therefore, goodwill was not impaired.

For reporting units that performed a quantitative test, we concluded the estimated fair values of all such reporting units were in excess of their carrying values and, therefore, goodwill was not impaired.

Other Intangible Assets.  U.S. GAAP permits entities to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of an intangible asset with an indefinite life is less than its carrying amount to determine whether it is necessary to perform a quantitative assessment. We primarily utilize the qualitative approach for testing of intangible assets with indefinite lives. In doing so, we follow the same qualitative process as for goodwill and weigh the evidence of the events and circumstances and their potential impacts on fair value when determining if it is not more-likely-than-not that the indefinite lived intangible is impaired. Intangible assets with finite lives are amortized as related benefits emerge and are reviewed periodically for indicators of impairment in value. If facts and circumstances suggest possible impairment, the sum of the estimated undiscounted future cash flows expected to result from the use of the asset is compared to the current carrying value of the asset. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized for the excess of the carrying amount of assets over their fair value. For those assets amortized as related benefits emerge, the most significant assumptions involved in the estimation of future benefits include surrender/lapse rates and margins. We did not recognize a material impairment in our 2019 consolidated statement of operations.

Sensitivities.  In connection with our annual impairment testing process, we performed a sensitivity analysis for goodwill impairment with respect to each of our reporting units and determined that a hypothetical 10% decline in the fair value would not result in an impairment of goodwill for any reporting unit. We cannot predict certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $1,693.8 million and $1,786.7 million, respectively, as of December 31, 2019. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, interest rate movements, declines in the equity markets, the legal environment in which the businesses operate or a material negative change in our relationships with significant customers. For further information see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies,” and “Note 2, Goodwill and Other Intangible Assets.”

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

Future policy benefits and claims also include reserves for incurred but unreported disability, medical, dental, vision, critical illness, accident and life insurance claims. We recognize claims costs in the period the service was provided to our policyholders. However, claims costs incurred in a particular period are not known with certainty until after we receive, process and pay the claims. We determine the amount of this liability using actuarial methods based on historical claim payment patterns as well as emerging cost trends, where applicable, to determine our estimate of claim liabilities. We also look back to assess how our prior periods’ estimates developed. To the extent appropriate, changes in such development are recorded as a change to current period claim expense. Historically, the amount of the claim reserve adjustment made in subsequent reporting periods for prior period estimates have been within a reasonable range given our normal claim fluctuations.

Future policy benefits and claims also include benefit reserves that are established for annuity or universal life-type contracts that provide benefit guarantees, or for contracts that are expected to produce profits followed by losses. The liabilities are accrued in relation to estimated contract assessments.

We periodically review and update actuarial assumptions that are used to compute reserves. For more information see ''Transactions Affecting Comparability of Results of Operations — Other — Actuarial Assumption Updates.''

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

The assumed discount rate is determined by projecting future benefit payments inherent in the Projected Benefit Obligation and discounting those cash flows using a spot yield curve for high quality corporate bonds. Our assumed discount rates were 3.25% for our pension plans and 2.95% for our OPEB plans as of December 31, 2019. Typically, a 0.25% decrease in the discount rate would increase the pension benefits Projected Benefit Obligation and the Net Periodic Pension Cost (“NPPC”) by approximately $133.3 million and $2.3 million, respectively. Typically, a 0.25% decrease in the discount rate would increase the OPEB accumulated postretirement benefit obligation by approximately $2.2 million and would have a nominal impact on the Net Periodic Benefit Cost (“NPBC”). Typically, a 0.25% increase in the discount rate would result in decreases in benefit obligations and expenses at a level generally commensurate with those noted above.

The assumed long-term rate of return on plan assets is set at the long-term rate expected to be earned based on the long-term investment policy of the plans and the various classes of the invested funds. Historical and future expected returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall long-term rate for each asset class was developed by combining a long-term inflation component, the real risk-free rate of return and the associated risk premium. A weighted average rate was developed based on long-term returns for each asset class, the plan's target asset allocation policy and the tax structure of the trusts. For the 2019 NPPC and 2019 NPBC, a 5.95% and 5.19% weighted average long-term rate of return was used, respectively. For the 2020 NPPC and 2020 NPBC, a 5.60% and 4.94% weighted average long-term rate of return assumption, respectively, will be used. Typically, a 0.25% decrease in the assumed long-term rate of return would increase the NPPC by approximately $7.0 million and the NPBC by approximately $1.8 million. Typically, a 0.25% increase in this rate would result in a decrease to expense at the same levels. The assumed return on plan assets is based on the fair market value of plan assets as of December 31, 2019.

The compensation increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy, including inflation.

For pension costs, actuarial gains and losses are amortized using a straight-line amortization method over the average remaining service period of employees, which is approximately 9 years. For OPEB costs, actuarial gains and losses are amortized using a straight-line amortization method over the average future lifetime, which is approximately 14 years. The qualified pension plan does not utilize the allowable corridor, while the nonqualified pension plan and OPEB plans utilize the 10% corridor. Prior service costs are amortized on a weighted average basis over approximately 8 years for pension costs and 8 years for OPEB costs. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Employee and Agent Benefits” for further discussion.

Income Taxes

We provide for income taxes based on our estimate of the liability for taxes due. Our tax accounting represents management’s best estimate of various events and transactions, such as completion of tax audits or establishment of, or changes to, a valuation allowance associated with certain deferred tax assets, which could affect our estimates and effective income tax rate in a particular quarter or annual period. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to be in effect during the years in which the basis differences reverse. We are required to evaluate the recoverability of our deferred tax assets each quarter and establish a valuation allowance, if necessary, to reduce our deferred tax assets to an amount that is more-likely-than-not to be realizable. In determining the need for a valuation allowance, we consider many factors, including future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in prior carryback years and implementation of any feasible and prudent tax planning strategies management would employ to realize the tax benefit.

U.S. federal and state deferred income taxes have not been provided on approximately $1,001.5 million of accumulated but undistributed earnings from operations of foreign subsidiaries as of December 31, 2019. We do not record U.S. federal and state deferred income taxes on foreign earnings not expected to be distributed to the U.S. We apply an exception to the general rule, which under U.S. GAAP otherwise requires the recording of U.S. deferred income taxes on the anticipated repatriation of foreign earnings as recognized for financial reporting purposes. The exception permits us to not record a U.S. deferred income tax liability on foreign earnings we expect to be indefinitely reinvested in our foreign operations. The related deferred income taxes will be recorded in the period it becomes apparent we can no longer positively assert some or all the undistributed earnings will remain invested into the foreseeable future.

Inherent in the provision for income taxes are estimates and our expectations regarding the deductibility of certain items, the timing of income and expense recognition, future performance and the current or future realization of operating losses, capital losses and certain tax credits. We regularly evaluate the capital needs of our domestic and foreign operations considering all available information, including operating and capital plans, regulatory capital requirements, parent company financing and cash flow needs, as well as tax laws applicable to our domestic and foreign subsidiaries. In the event these estimates differ from our prior estimates due to the receipt of new information, we may be required to significantly change the provision for income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated financial statements in the year these estimates change. A significant decline in value of financial assets could lead to establishment of a valuation allowance on deferred tax assets having an adverse effect on current and future results. In management’s judgment, total deferred income tax assets are more-likely-than-not to be realized.

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

We had $195.3 million of current income tax receivables associated with outstanding audit issues reported as other assets in our consolidated statements of financial position as of December 31, 2019. We believe there are adequate defenses against, or sufficient provisions for, the contested issues, but final resolution of contested issues could take several years while legal remedies are pursued. Consequently, we do not anticipate the ultimate resolution of audits ongoing or not yet commenced to have a material impact on our net income.

The effects of tax legislation are recognized in the period of enactment. The effects of the U.S. tax reform were reflected in the 2017 financial statements as determined or as reasonably estimated provisional amounts based on available information subject to interpretation in accordance with the SEC’s Staff Accounting Bulletin No. 118 (“SAB 118”). SAB 118 provides guidance on accounting for the effects of the U.S. tax reform where our determinations are incomplete but we are able to determine a reasonable estimate. A final determination is required to be made within a measurement period not to extend beyond one year from the enactment date of the U.S. tax reform. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Income Taxes” for further discussion.

Transactions Affecting Comparability of Results of Operations

Acquisitions

Wells Fargo IRT Business. On July 1, 2019, we closed on our agreement with Wells Fargo Bank, N.A. to acquire its IRT business, which includes defined contribution, defined benefit, executive deferred compensation, employee stock ownership plans, institutional trust and custody, and institutional asset advisory businesses. The results of this acquisition are reflected in the Retirement and Income Solutions segment. The purchase price consisted of (i) $1.2 billion cash paid at closing and (ii) an additional earn-out payment of up to $150.0 million based upon the retention of fee revenue of the Acquired Business through December 31, 2020. The transaction was funded with available cash and debt financing. For additional information regarding the debt issuance, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 9, Debt."

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

INTERNOS.  On April 16, 2018, we finalized the acquisition of INTERNOS, a London-based European real estate investment manager. Upon acquisition, INTERNOS became Principal Real Estate Europe Limited and operates as our dedicated European real estate private equity focused investment team, expanding our global real estate capabilities. At the time of closing, the acquisition increased our AUM by $3.5 billion. Principal Real Estate Europe Limited is reported within the Principal Global Investors segment.

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

Other

Actuarial Assumption Updates.  We periodically review and update actuarial assumptions that are inputs to the models for DAC and other actuarial balances and make model refinements as necessary. Assumption updates and model refinements were made resulting in an unlocking of DAC and other actuarial balances that increased (decreased) consolidated net income by $(36.5) million, $32.1 million and $(26.6) million for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table presents the increase (decrease) to pre-tax operating earnings for each segment.

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Retirement and Income Solutions	$(34.3)	$19.2	$(21.8)
Principal International	7.8	(53.5)	(11.8)
U.S. Insurance Solutions	(13.3)	(9.3)	(32.8)

The Individual Life insurance business actuarial assumption updates and model refinements affected several line items within our income statement. The following table presents the increase (decrease) to the Individual Life insurance income statement line items.

	For the year ended
	December 31,
	2019	2018	2017
	(in millions)
Pre-tax operating earnings	$(33.8)	$(15.5)	$(47.0)
Fees and other revenues	100.2	(2.3)	14.2
Benefits, claims and settlement expenses	47.1	20.7	18.5
Dividends to policyholders	1.7	1.8	—
Operating expenses	85.2	(9.3)	42.7

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

CIMB Joint Ventures.  On May 25, 2018, we and CIMB completed new ownership agreements in our joint ventures, PAM and PIAM. With the completion we increased our ownership stake to 60% with CIMB retaining 40% ownership and co-management of both PAM and PIAM. Our investment in both entities will continue to be reported using the equity method within the Principal International segment.

Tax Cuts and Jobs Act.  The U.S. tax reform enacted on December 22, 2017, made broad and complex changes to the U.S. Internal Revenue Code applicable to us. The U.S. statutory tax rate was reduced from 35% to 21% effective January 1, 2018. Other provisions of the U.S. tax reform effective January 1, 2018, include, but are not limited to: 1) provisions reducing the dividends received deduction; 2) essentially eliminating U.S. federal income taxes on dividends from foreign subsidiaries; 3) retaining an element of current inclusion of certain earnings of controlled foreign corporations; 4) eliminating the corporate AMT and 5) changing how existing AMT credits will be realized. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Income Taxes” for further details.

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

We recognized a $690.9 million net pre-tax realized capital gain ($410.8 million net after-tax realized capital gain) for the year ended December 31, 2017, as a result of these transactions. For additional information related to these transactions, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4, Investments” under the caption, “Real Estate Transactions.”

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items. The most significant impact occurs within our Principal International segment where pre-tax operating earnings were negatively impacted $24.2 million and $11.8 million for the years ended December 31, 2019 and 2018, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. This impact was calculated by comparing (a) the difference between current year results and prior year results to (b) the difference between current year results and prior year results translated using current year exchange rates for both periods. We use this approach to calculate the impact of exchange rates on all revenue and expense line items. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

Effects of Inflation

The impact of inflation has not had a material effect on our annual consolidated results of operations over the past three years. However, we may be materially affected by inflation in the future.

Variable Investment Income

Variable investment income includes certain types of investment returns such as prepayment fees and income (loss) from certain elements of our other alternative asset classes, including results of value-add real estate sales activity. Due to its unpredictable nature, variable investment income may or may not be material to our financial results for a given reporting period and may create variances when comparing different reporting periods. For additional information, see “Investment Results.”

Recent Accounting Changes

For recent accounting changes, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies” under the caption, “Recent Accounting Pronouncements.”

Results of Operations

The following table presents summary consolidated financial information for the years indicated:

	For the year ended
	December 31,			Increase (decrease)
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(in millions)
Revenues:
Premiums and other considerations	$7,866.6	$6,409.6	$6,217.4	$1,457.0	$192.2
Fees and other revenues	4,409.9	4,273.8	3,892.3	136.1	381.5
Net investment income	3,998.4	3,629.2	3,459.3	369.2	169.9
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(9.3)	(46.3)	606.0	37.0	(652.3)
Net other-than-temporary impairment (losses) recoveries on available-for-sale securities	(38.3)	10.6	(28.7)	(48.9)	39.3
Other‑than‑temporary impairment losses on fixed maturities available‑for‑sale reclassified from other comprehensive income	(5.2)	(39.7)	(53.1)	34.5	13.4
Net impairment losses on available-for-sale securities	(43.5)	(29.1)	(81.8)	(14.4)	52.7
Net realized capital gains (losses)	(52.8)	(75.4)	524.2	22.6	(599.6)
Total revenues	16,222.1	14,237.2	14,093.2	1,984.9	144.0
Expenses:
Benefits, claims and settlement expenses	9,905.8	8,192.5	7,822.6	1,713.3	369.9
Dividends to policyholders	119.1	123.6	124.6	(4.5)	(1.0)
Operating expenses	4,503.9	4,136.7	3,893.8	367.2	242.9
Total expenses	14,528.8	12,452.8	11,841.0	2,076.0	611.8
Income before income taxes	1,693.3	1,784.4	2,252.2	(91.1)	(467.8)
Income taxes (benefits)	249.2	230.7	(72.3)	18.5	303.0
Net income	1,444.1	1,553.7	2,324.5	(109.6)	(770.8)
Net income attributable to noncontrolling interest	49.9	7.2	14.1	42.7	(6.9)
Net income attributable to Principal Financial Group, Inc.	$1,394.2	$1,546.5	$2,310.4	$(152.3)	$(763.9)

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

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

Total Revenues

Premiums increased $1,226.8 million for the Retirement and Income Solutions segment primarily due to higher sales of single premium group annuities with life contingencies. The single premium group annuity product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore premiums tend to vary from period to period.

Fees and other revenues increased $209.3 million for the Retirement and Income Solutions segment primarily due to the Acquired Business. Fees and other revenues increased for the U.S. Insurance Solutions segment primarily due to $102.5 million related to a favorable impact from actuarial assumption updates and model refinements in 2019 as compared to an unfavorable impact in 2018 and $62.4 million resulting from growth in the business. Fees and other revenues decreased $235.7 million for the Principal Global Investors segment primarily due to the accelerated recognition of performance fees in 2018 from the realignment of a real estate investment team.

Net investment income increased primarily due to $177.3 million attributable to higher average invested assets and a $55.5 million increase in variable investment income in our U.S. operations. Net investment income increased $66.8 million due to favorable relative market performance on our required regulatory investments in our Latin America business. For additional information, see “Investments — Investment Results – Net Investment Income.”

Net realized capital gains (losses) can be volatile due to other-than-temporary impairments of invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. For additional information, see “Investments — Investment Results — Net Realized Capital Gains (Losses).”

Total Expenses

Benefits, claims and settlement expenses increased $1,428.8 million for the Retirement and Income Solutions segment primarily due to a larger increase in reserves, stemming from higher sales of single premium group annuities with life contingencies.

Operating expenses increased $226.1 million for the Retirement and Income Solutions segment primarily due to the Acquired Business. Operating expenses increased for the U.S. Insurance Solutions segment primarily due to $69.5 million related to an unfavorable impact from actuarial assumption updates and model refinements in 2019 as compared to a favorable impact in 2018 and $67.2 million resulting from growth in the business. Operating expenses increased for the Corporate segment largely due to a $26.5 million increase related to interest and penalty abatements received related to tax settlements recorded in 2018, a $24.1 million increase in pension and OPEB expenses, a $23.8 million increase in strategic initiatives and a $16.0 million increase related to RobustWealth, which we acquired in third quarter 2018. Operating expenses decreased $139.5 million for the Principal Global Investors segment primarily due to the 2018 expenses associated with the realignment of a real estate investment team.

Income Taxes

The effective income tax rates were 15% and 13% for the years ended December 31, 2019 and 2018, respectively. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Income Taxes” under the caption, “Effective Income Tax Rate” for further discussion.

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

Fees and other revenues increased $296.7 million for the Principal Global Investors segment primarily due to the accelerated recognition of performance fees in 2018 from the realignment of a real estate investment team.

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

Operating expenses increased $202.2 million for the Principal Global Investors segment primarily due to the 2018 expenses associated with the realignment of a real estate investment team.

Income Taxes

The effective income tax rates were 13% and (3)% for the years ended December 31, 2018 and 2017, respectively. The effective income tax rate increased to 13% for the year ended December 31, 2018, from (3)% for the year ended December 31, 2017, primarily due to the impact of the U.S. tax reform relative to changes in income before income taxes. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Income Taxes” under the caption, “Effective Income Tax Rate” for further discussion.

Results of Operations by Segment

For results of operations by segment see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 16, Segment Information.”

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

Net revenue is a key metric used to understand Retirement and Income Solutions earnings growth. Net revenue is defined as operating revenues less benefits, claims and settlement expenses less dividends to policyholders. Net revenue from Retirement and Income Solutions – Fee is largely fee based and is impacted by changes in the equity markets and interest rates. Net revenue from Retirement and Income Solutions – Spread is primarily driven by the difference between investment income earned on the underlying general account assets and the interest rate credited to the contracts.

The following table presents the Retirement and Income Solutions segment net revenue for the years indicated:

	For the year ended
	December 31,			Increase (decrease)
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(in millions)
Retirement and Income Solutions — Fee (1)	$1,753.5	$1,573.8	$1,549.7	$179.7	$24.1
Retirement and Income Solutions — Spread	617.0	587.7	577.9	29.3	9.8
Total Retirement and Income Solutions	$2,370.5	$2,161.5	$2,127.6	$209.0	$33.9

(1) Includes $205.9 million of Acquired Business net revenue in 2019.

Retirement and Income Solutions Segment Summary Financial Data

The following table presents certain summary financial data relating to the Retirement and Income Solutions segment for the years indicated:

	For the year ended
	December 31,			Increase (decrease)
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(in millions)
Operating revenues:
Premiums and other considerations	$4,862.7	$3,635.9	$3,671.1	$1,226.8	$(35.2)
Fees and other revenues	1,617.7	1,408.3	1,394.4	209.4	13.9
Net investment income	2,474.0	2,232.8	2,089.2	241.2	143.6
Total operating revenues	8,954.4	7,277.0	7,154.7	1,677.4	122.3
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	6,583.9	5,115.5	5,027.1	1,468.4	88.4
Operating expenses	1,496.5	1,239.3	1,189.1	257.2	50.2
Total expenses	8,080.4	6,354.8	6,216.2	1,725.6	138.6
Pre-tax operating earnings	$874.0	$922.2	$938.5	$(48.2)	$(16.3)

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased in our Fee business primarily due to a $43.2 million impact associated with actuarial assumption updates and model refinements, which were unfavorable in 2019 compared to favorable in 2018, and a $27.9 million pre-tax loss primarily related to integration expenses for the Acquired Business. These decreases in pre-tax operating earnings were partially offset by a $30.5 million decrease in DAC amortization due to favorable equity markets in 2019 compared to unfavorable in 2018. Pre-tax operating earnings decreased in our Spread business primarily due to a $19.6 million impact associated with unfavorable experience and a $10.3 million impact associated with actuarial assumption updates and model refinements, which were less favorable in 2019 compared to 2018. These decreases were partially offset by a $27.3 million increase in variable investment income.

Net Revenue

Net revenue increased in our Fee business primarily due to a $205.9 million increase related to the Acquired Business. Net revenue increased in our Spread business primarily due to a $27.3 million increase in variable investment income.

Operating Expenses

Operating expenses increased in our Fee business due to a $233.8 million increase related to the Acquired Business partially offset by a $30.5 million decrease in DAC amortization due to favorable equity markets in 2019 compared to unfavorable in 2018. Operating expenses increased in our Spread business primarily due to a $22.9 million increase resulting from investments to support our business and a $12.0 million impact associated with actuarial assumption updates and model refinements, which were less favorable in 2019 compared to 2018.

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

Principal Global Investors Segment

Principal Global Investors Trends

Our overall AUM increased $65.1 billion in 2019 driven by positive market returns. We continue to expand our global presence and believe we are well positioned to capture changing market conditions and client needs.

The following table provides a summary of AUM managed by Principal Global Investors by the business area that sourced or generated the AUM. Principal Global Investors sourced represents institutional and fund platform AUM sourced by Principal Global Investors’ distribution teams. General account represents general account assets of domestic insurance companies and other balance sheet assets. Other affiliated sources represents AUM sourced by other PFG businesses (e.g., separate account assets).

	For the year ended
	December 31,
	2019	2018	2017
	(in billions)
Principal Global Investors sourced	$222.6	$189.2	$219.2
General account	91.2	79.8	76.4
Other affiliated sources	144.8	124.5	135.3
Total AUM	$458.6	$393.5	$430.9

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

The following table presents the AUM rollforward for assets managed by Principal Global Investors for the periods indicated:

	For the year ended
	December 31,
	2019	2018	2017
	(in billions)
AUM, beginning of period	$393.5	$430.9	$390.5
Net cash flow (1)	1.1	(15.2)	(2.7)
Investment performance	62.9	(13.7)	43.1
Operations acquired (2)	—	3.5	—
Operations disposed (3)	(0.2)	(11.0)	—
Other (4)	1.3	(1.0)	—
AUM, end of period	$458.6	$393.5	$430.9
(1)	Similar to the asset management industry, we experienced elevated withdrawals in 2018 primarily due to increased demand for lower cost options, higher interest rates, volatility in capital markets and tax-related redemption activity.
(2)	Reflects assets managed by Principal Global Investors resulting from the acquisition of INTERNOS in April 2018.
(3)	Reflects outflows for 2018 of $9.2 billion related to the realignment of a real estate investment management team and $1.8 billion related to a decision to exit the actively managed currency market.
(4)	Primarily reflects the 2019 movement of Claritas, our investment management company in Brazil, from the Principal International segment to the Principal Global Investors segment.

The following table presents certain summary financial data relating to the Principal Global Investors segment for the years indicated:

	For the year ended
	December 31,			Increase (decrease)
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(in millions)
Operating revenues:
Fees and other revenues	$1,495.2	$1,730.9	$1,434.2	$(235.7)	$296.7
Net investment income	10.6	5.4	10.2	5.2	(4.8)
Total operating revenues	1,505.8	1,736.3	1,444.4	(230.5)	291.9
Total expenses	1,016.5	1,168.5	957.4	(152.0)	211.1
Pre‑tax operating earnings attributable to noncontrolling interest	6.0	5.7	5.7	0.3	—
Pre‑tax operating earnings	$483.3	$562.1	$481.3	$(78.8)	$80.8

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased primarily due to the $101.2 million net impact of the 2018 realignment of a real estate investment management team. The realignment resulted in a $253.1 million accelerated performance fee that was partially offset by $151.9 million in operating expenses.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Pre-Tax Operating Earnings

Pre-tax operating earnings increased primarily due to the $101.2 million net impact of the 2018 realignment of a real estate investment management team. The realignment resulted in a $253.1 million accelerated performance fee that was partially offset by $151.9 million in operating expenses.

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

The following table presents the Principal International segment AUM rollforward for the years indicated:

	For the year ended
	December 31,
	2019	2018	2017
	(in billions)
AUM, beginning of period	$155.5	$160.7	$137.1
Net cash flow	4.2	5.1	6.3
Investment performance	16.7	4.0	13.3
Operations acquired (1)	—	3.8	—
Operations disposed (2)	—	(0.2)	—
Effect of exchange rates	(5.2)	(17.4)	4.3
Other (3)	(1.5)	(0.5)	(0.3)
AUM, end of period	$169.7	$155.5	$160.7
(1)	Reflects the February 2018 acquisition of MetLife, Inc.'s pension fund management business in Mexico.
(2)	Reflects the December 2018 disposition of a closed block of business in Mexico.
(3)	Primarily reflects the January 2019 movement of Claritas, our investment management company in Brazil, from the Principal International segment to the Principal Global Investors segment.

Net revenue is a key metric used to understand the earnings growth for the Principal International segment. The following table presents the net revenue of the Principal International segment for the years indicated.

	For the year ended
	December 31,			Increase (decrease)
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(in millions)
Net revenue	$831.7	$728.2	$760.1	$103.5	$(31.9)

The following table presents certain summary financial data relating to the Principal International segment for the years indicated:

	For the year ended
	December 31,			Increase (decrease)
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(in millions)
Operating revenues:
Premiums and other considerations	$393.3	$317.2	$218.0	$76.1	$99.2
Fees and other revenues	468.5	484.4	433.5	(15.9)	50.9
Net investment income	661.4	571.3	600.0	90.1	(28.7)
Total operating revenues	1,523.2	1,372.9	1,251.5	150.3	121.4
Expenses:
Benefits, claims and settlement expenses	691.5	644.7	491.4	46.8	153.3
Operating expenses	437.3	452.3	410.0	(15.0)	42.3
Total expenses	1,128.8	1,097.0	901.4	31.8	195.6
Pre‑tax operating earnings attributable to noncontrolling interest	3.7	3.3	3.9	0.4	(0.6)
Pre‑tax operating earnings	$390.7	$272.6	$346.2	$118.1	$(73.6)

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Pre-Tax Operating Earnings

Pre-tax operating earnings increased $126.0 million in Latin America primarily due to $66.5 million favorable market performance on our required regulatory investments in addition to a $61.3 million impact associated with actuarial assumption updates and model refinements in Brazil, which were favorable in 2019 compared to unfavorable in 2018. These increases were partially offset by $21.2 million of foreign currency headwinds.

Net Revenue

Net revenue increased $102.9 million in Latin America due to $67.6 million favorable market performance on our required regulatory investments as well as a $61.3 million impact associated with actuarial assumption updates and model refinements in Brazil, which were favorable in 2019 compared to unfavorable in 2018. These increases were partially offset by $37.6 million of foreign currency headwinds.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased $93.8 million in Latin America primarily due to the impacts of the third quarter actuarial assumption updates and model refinements in Brazil, which resulted in a $41.7 million decrease in pre-tax operating earnings relative to the year earlier period, $32.1 million of unfavorable relative market performance on our required regulatory investments and $13.9 million of foreign currency headwinds. This was partially offset by an increase in Asia’s pre-tax operating earnings of $24.7 million due to continued growth in the business.

Net Revenue

Net revenue decreased $53.8 million in Latin America primarily due to the impacts of the third quarter actuarial assumption updates and model refinements in Brazil, which resulted in a $41.7 million decrease in net revenue relative to the year earlier period, and $31.0 million of unfavorable relative market performance on our required regulatory investments. This was partially offset by a $21.3 million increase in Asia’s net revenue due to continued growth in the business.

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

The following table presents the U.S. Insurance Solutions segment premium and fees for the years indicated:

	For the year ended
	December 31,			Increase (decrease)
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(in millions)
Specialty Benefits insurance	$2,327.2	$2,169.5	$2,021.1	$157.7	$148.4
Individual Life insurance	1,245.0	1,091.8	1,082.3	153.2	9.5

The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the years indicated:

	For the year ended
	December 31,			Increase (decrease)
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(in millions)
Operating revenues:
Premiums and other considerations	$2,610.6	$2,456.5	$2,328.3	$154.1	$128.2
Fees and other revenues (1)	961.4	804.6	774.9	156.8	29.7
Net investment income	877.0	828.7	810.3	48.3	18.4
Total operating revenues	4,449.0	4,089.8	3,913.5	359.2	176.3
Expenses:
Benefits, claims and settlement expenses (1)	2,625.3	2,446.0	2,346.3	179.3	99.7
Dividends to policyholders (1)	118.6	123.4	124.4	(4.8)	(1.0)
Operating expenses (1)	1,183.5	1,053.4	1,030.0	130.1	23.4
Total expenses	3,927.4	3,622.8	3,500.7	304.6	122.1
Pre‑tax operating earnings (1)	$521.6	$467.0	$412.8	$54.6	$54.2
(1)	For further details related to the impact associated with actuarial assumption updates and model refinements on results for 2019, 2018, and 2017, see “Transactions Affecting Comparability of Results of Operations — Other — Actuarial Assumption Updates.”

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Pre-Tax Operating Earnings

Pre-tax operating earnings increased in our Specialty Benefits insurance business primarily due to $23.5 million of more favorable claims experience, $20.2 million resulting from growth in the business and $14.3 million related to a more favorable impact from actuarial assumption updates and model refinements in 2019 as compared to 2018. Pre-tax operating earnings decreased in our Individual Life insurance business primarily due to $18.3 million related to a more unfavorable impact from actuarial assumption updates and model refinements in 2019 as compared to 2018, partially offset by $9.1 million resulting from growth in the business.

Operating Revenues

Premium and fees increased $157.7 million in our Specialty Benefits insurance business primarily due to growth in the business. Premium and fees increased in our Individual Life insurance business primarily due to $102.5 million related to a favorable impact from actuarial assumption updates and model refinements in 2019 as compared to an unfavorable impact in 2018 and $50.7 million resulting from growth in the business.

Net investment income increased $89.0 million due to higher average invested assets, partially offset by $52.5 million of lower investment yields.

Total Expenses

Benefits, claims and settlement expenses increased primarily due to $133.3 million resulting from growth in the business and $38.8 million related to a more unfavorable impact from actuarial assumption updates and model refinements in 2019 as compared to 2018.

Operating expenses increased in our Specialty Benefits insurance business primarily due to $51.0 million resulting from growth in the business. This increase was partially offset by $25.0 million related to a favorable impact from actuarial assumption updates and model refinements in 2019 as compared to an unfavorable impact in 2018. Operating expenses increased $113.3 million in our Individual Life insurance business primarily due to an unfavorable impact from actuarial assumption updates and model refinements in 2019 as compared to a favorable impact in 2018.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Pre-Tax Operating Earnings

Pre-tax operating earnings increased $32.6 million in our Specialty Benefits insurance business primarily due to more favorable claims experience. Pre-tax operating earnings increased $21.6 million in our Individual Life insurance business primarily due to a less unfavorable impact associated with actuarial assumption updates and model refinements in 2018 as compared to 2017.

Operating Revenues

Premium and fees increased primarily due to growth in the business.

Total Expenses

Benefits, claims and settlement expenses increased primarily due to $114.3 million related to growth in the business, partially offset by $40.1 million of favorable claims experience in our Specialty Benefits insurance business.

Operating expenses increased $65.9 million in our Specialty Benefits insurance business primarily due to growth in the business. Operating expenses decreased $42.5 million in our Individual Life insurance business primarily due to a favorable impact associated with actuarial assumption updates and model refinements in 2018 as compared to an unfavorable impact in 2017.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the years indicated:

	For the year ended
	December 31,			Increase (decrease)
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(in millions)
Total operating revenues	$(39.3)	$(51.2)	$(60.8)	$11.9	$9.6
Total expenses	333.3	215.6	243.4	117.7	(27.8)
Pre‑tax operating earnings attributable to noncontrolling interest	7.7	2.6	0.9	5.1	1.7
Pre‑tax operating losses	$(380.3)	$(269.4)	$(305.1)	$(110.9)	$35.7

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Pre-Tax Operating Losses

Pre-tax operating losses increased primarily due to operating expense increases, including a $26.5 million increase related to interest and penalty abatements received related to tax settlements recorded in 2018, a $24.1 million increase in pension and OPEB expenses, a $23.8 million increase in strategic initiatives and a $16.0 million increase related to RobustWealth, which we acquired in third quarter 2018.

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

We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised at inopportune times. For example, as of December 31, 2019, approximately $9.9 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain surrender charges and other provisions limiting early surrenders.

The following table summarizes the withdrawal characteristics of our domestic general account investment contracts as of December 31, 2019.

	Contractholder funds	Percentage
	(in millions)
Not subject to discretionary withdrawal	$10,925.0	32.7%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	9,330.2	27.9
Market value adjustments	7,717.3	23.1
Subject to discretionary withdrawal without adjustments	5,442.7	16.3
Total domestic investment contracts	$33,415.2	100.0%

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

We had the following short-term credit facilities with various financial institutions as of December 31, 2019:

	Financing			Amount
Obligor/Applicant	structure	Maturity	Capacity	outstanding (3)
			(in millions)
PFG, PFS, and Principal Life as co‑borrowers (1)	Credit facility	November 2023	$600.0	$—
PFG, PFS, Principal Life and Principal Financial Services V (UK) LTD as co‑borrowers (1)	Credit facility	November 2023	200.0	—
Principal International Chile (2)	Unsecured lines of credit		134.5	93.4
Principal Life	Unsecured line of credit	September 2020	60.0	—
Total			$994.5	$93.4
(1)	The credit facility was extended during the fourth quarter of 2018 and is supported by eighteen banks.
(2)	The unsecured lines of credit can be used for repurchase agreements or other borrowings. Each line has a maturity of less than one year.
(3)	The amount outstanding is reported in short-term debt on the consolidated statements of financial position.

The revolving credit facilities are committed and available for general corporate purposes. These credit facilities also provide 100% back-stop support for our commercial paper program, of which we had no outstanding balances as of December 31, 2019 and 2018.Most of the banks supporting the credit facilities have other relationships with us. Due to the financial strength and the strong relationships we have with these providers, we are comfortable we have very low risk the financial institutions would be unable or unwilling to fund these facilities.

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

Dividends from Principal Life, our primary subsidiary, are limited by Iowa law. Under Iowa law, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Commissioner of Insurance of the State of Iowa (the “Commissioner”) to pay stockholder dividends or make any other distribution if such distribution would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limitations. Extraordinary dividends include those made, together with dividends and other distributions, within the preceding twelve months that exceed the greater of (i) 10% of statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year, not to exceed earned surplus. Based on statutory results for the year ended December 31, 2019, the ordinary stockholder dividend limitation for Principal Life is approximately $1,060.3 million in 2020.

Total stockholder dividends paid by Principal Life to its parent in 2019 were $1,145.0 million, $975.0 million of which was extraordinary and approved by the Commissioner. As of December 31, 2019, we had $1,750.0 million of cash and liquid assets held in our holding companies and other subsidiaries, which is available for corporate purposes. This includes assets in excess of targeted statutory capital ratios and immediate working capital needs. Corporate balances held in foreign holding companies meet the indefinite reinvestment exception (see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Income Taxes”). We recorded a one-time deemed repatriation tax on certain accumulated foreign earnings as a result of the U.S. tax reform; however, we have not had a change in the indefinite reinvestment assertion as we still have plans in place to use cash offshore.

In 2018, total stockholder dividends paid by Principal Life to its parent were $840.0 million, all of which was extraordinary and approved by the Commissioner.

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

Net cash provided by operating activities was $5,493.2 million, $5,156.5 million and $4,188.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our insurance businesses typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The increase in cash provided by operating activities in 2019 compared to 2018 was primarily due to fluctuations in receivables and payables associated with the timing of settlements. The increase in cash provided by operating activities in 2018 compared to 2017 was primarily due to growth in the business and a decrease in net cash outflows for trading securities and equity securities with operating intent.

Net cash used in investing activities was $7,688.5 million, $5,702.5 million and $4,052.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. The increase in cash used in investing activities in 2019 compared to 2018 was primarily due to $1,209.6 million of cash paid for the Acquired Business. Additionally, cash used in investing activities increased as a result of portfolio mix variances, including net purchases of fixed maturities available-for-sale and equity securities with intent to hold. The increase in cash used in investing activities in 2018 compared to 2017 was driven by increased net purchases of fixed maturities available-for-sale and equity securities with intent to hold, an increase in mortgage loans acquired or originated and a decrease in cash provided from the sale of real estate.

Net cash provided by financing activities was $1,733.7 million and $1,052.7 million for the years ended December 31, 2019 and 2018, respectively, compared to net cash used in financing activities of $384.0 million for the year ended December 31, 2017. The increase in cash provided by financing activities in 2019 compared to 2018 was primarily the result of the $500.0 million senior note issuance in 2019, the proceeds of which were used to fund a portion of the purchase price of the Acquired Business. The increase in cash provided by financing activities in 2018 compared to 2017 was the result of higher net investment contract deposits in 2018 as compared to 2017.

Shelf Registration. On May 3, 2017, our shelf registration statement was filed with the SEC and became effective. The shelf registration replaced the shelf registration that had been in effect since May 2014. Under our current shelf registration, we have the ability to issue, in unlimited amounts, unsecured senior debt securities or subordinated debt securities, junior subordinated debt, preferred stock, common stock, warrants, depositary shares, purchase contracts and purchase units of PFG. Our wholly owned subsidiary, PFS, may guarantee, fully and unconditionally or otherwise, our obligations with respect to any non-convertible securities, other than common stock, described in the shelf registration. For information on senior notes issued from our shelf registration, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 9, Debt.”

Short-Term Debt. For short-term debt information, see the previous Liquidity section and Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 9, Debt.”

Long-Term Debt. On May 7, 2019, we issued $500.0 million of senior notes. The proceeds from the issuance of these notes were used to fund a portion of the purchase price of the Acquired Business. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 9, Debt” for further information.

Contingent Funding Agreements for Senior Debt Issuance. On March 8, 2018, we entered into two contingent funding agreements that give us the right at any time over a ten-year or thirty-year period to issue up to $400.0 million or $350.0 million, respectively, of senior notes. For more information on the contingent funding agreements, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 9, Debt” under the caption "Contingent Funding Agreements for Senior Debt Issuance.”

Stockholders’ Equity. Proceeds from the issuance of our common stock were $37.7 million, $64.0 million and $162.5 million in 2019, 2018 and 2017, respectively.

The following table summarizes our return of capital to common stockholders.

	For the year ended
	December 31,
	2019	2018	2017
	(in millions)
Dividends to stockholders	$606.0	$598.6	$540.0
Repurchase of common stock	281.0	671.6	220.4
Total cash returned to stockholders	$887.0	$1,270.2	$760.4
Number of shares repurchased	5.5	12.1	3.6

For additional stockholders’ equity information, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 13, Stockholders’ Equity.”

Capitalization

The following table summarizes our capital structure:

	December 31, 2019	December 31, 2018
	($ in millions)
Debt:
Short‑term debt	$93.4	$42.9
Long‑term debt	3,734.1	3,259.6
Total debt	3,827.5	3,302.5
Total stockholders’ equity attributable to PFG	14,618.0	11,390.0
Total capitalization	$18,445.5	$14,692.5
Debt to equity	26%	29%
Debt to capitalization	21%	22%

Contractual Obligations

The following table presents payments due by period for long-term contractual obligations as of December 31, 2019.

		Payments due in year ending
					2025 and
Contractual obligations (1)	Total payments	2020	2021 ‑ 2022	2023 ‑ 2024	thereafter
	(in millions)
Contractholder funds (2)	$102,125.0	$7,002.4	$13,210.6	$9,398.1	$72,513.9
Future policy benefits and claims (3)	62,068.1	3,509.4	6,431.5	6,047.5	46,079.7
Long‑term debt (4)	3,734.1	65.9	302.5	331.5	3,034.2
Certificates of deposit (5)	469.6	217.9	168.3	83.2	0.2
Other long‑term liabilities (6)	2,475.1	2,131.6	79.5	69.9	194.1
Finance leases (7)	32.9	14.8	15.6	2.4	0.1
Long‑term debt interest (4)	2,526.3	146.6	303.2	270.7	1,805.8
Operating leases (8)	228.8	53.9	79.0	44.2	51.7
Purchase obligations (9)	1,680.6	1,629.2	34.7	7.2	9.5
Total contractual obligations	$175,340.5	$14,771.7	$20,624.9	$16,254.7	$123,689.2
(1)	Contractual obligations exclude short-term liabilities, other policyholder funds, taxes and short-term debt as these are not long-term and/or not contractual in nature. Contractual obligations also exclude obligations under our pension and OPEB plans as we do not anticipate contributions will be needed to satisfy the minimum funding requirements of ERISA for our qualified pension plan, nor do we anticipate contributions to the OPEB plans due to the funded status of the trust. In addition, separate account liabilities are excluded. Separate account liabilities represent the fair market value of the assets of the funds that are separately administered by us. Generally, the separate account contract owner, rather than us, bears the investment risk of these funds. The separate account liabilities are legally segregated and are not subject to claims that arise out of any other business of ours. Net deposits, net investment income and realized and unrealized capital gains and losses on the separate accounts are not reflected in the consolidated statements of operations. The separate account obligations will be fully funded by cash flows from the separate account assets.
(2)	Contractholder funds include GICs, funding agreements, individual fixed annuities, universal life insurance and other investment contracts. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 8, Insurance Liabilities” for additional information.

Amounts included in the contractholder funds line item reflect estimated cash payments to be made to policyholders. The sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount included in our consolidated statements of financial position as of December 31, 2019. The liability amount in our consolidated statements of financial position reflects either the account value (in the case of individual fixed annuities, universal life insurance and GICs) or the par value plus accrued interest and other adjustments (in the case of funding agreements and other investment contracts).

(3)	Amounts included in the future policy benefits and claims line item reflect estimated cash payments to be made to policyholders. The sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount included in our consolidated statements of financial position as of December 31, 2019. The liability amount in our consolidated statements of financial position reflects estimated cash payments to policyholders, reductions for expected future premiums, assumptions with regard to the timing of cash payments and discounting for interest.
(4)	For long-term debt information, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 9, Debt.”
(5)	Amounts included in the certificates of deposit line item reflect estimated cash payments to be made, including expected interest payments. Certificates of deposit are reported with other liabilities on our consolidated statements of financial position.
(6)	Amounts included in the other long-term liabilities line item are contractual, non-cancelable and long-term in nature. The total payments primarily relate to savings deposits as well as premium associated with purchased option contracts where payments are made over the life of the contract. This line item excludes accruals, short-term items and items not contractual in nature.
(7)	Amounts included in the finance leases line item represent future minimum lease payments due under finance leases for buildings and hardware storage equipment. For finance lease information, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Contingencies, Guarantees, Indemnifications and Leases” under the caption, “Leases.”
(8)	Amounts included in the operating leases line item represent payments due under various operating leases for office space, data processing equipment and office furniture and equipment. For operating lease information, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Contingencies, Guarantees, Indemnifications and Leases” under the caption, “Leases.”
(9)	Purchase obligations include material contracts where we have a non-cancelable commitment to purchase goods and services in addition to commitments to originate loans and purchase investments.

Pension and OPEB Plan Funding

We have defined benefit pension plans covering substantially all of our U.S. employees and certain agents. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Employee and Agent Benefits” for a complete discussion of these plans and their effect on the consolidated financial statements.

We report the net funded status of our pension and OPEB plans in the consolidated statements of financial position. The net funded status represents the difference between the fair value of plan assets and the projected benefit obligation for pension and OPEB plans. The measurement of the net funded status can vary based upon the fluctuations in the fair value of the plan assets and the actuarial assumptions used for the plans as discussed below. The net underfunded status of the pension and OPEB obligation was $134.7 million pre-tax and $196.0 million pre-tax as of December 31, 2019 and 2018, respectively. Nonqualified pension plan assets are not included as part of the funding status mentioned above. The nonqualified pension plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The assets held in a Rabbi trust are available to satisfy the claims of general creditors only in the event of bankruptcy. Therefore, these assets are fully consolidated in our consolidated statements of financial position and are not reflected in our funded status as they do not qualify as plan assets under U.S. GAAP. The market value of assets held in these trusts was $377.8 million and $348.8 million as of December 31, 2019 and 2018, respectively.

Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contributions required under ERISA and, generally, not greater than the maximum amount that can be deducted for U.S. federal income tax purposes. We do not anticipate contributions will be needed in 2020 to satisfy the minimum funding requirements of ERISA for our qualified pension plan. We are unable to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2020 up to $35.0 million. This includes funding for both our qualified and nonqualified pension plans. We may contribute to our OPEB plans in 2020 pending further analysis.

Contractual Commitments

We have made commitments to fund certain limited partnerships and other funds in which we are not the general partner or investment manager. As of December 31, 2019, the amount of unfunded commitments was $518.2 million. We are only required to fund additional equity under these commitments when called upon to do so by the partnership or fund; therefore, these commitments are not liabilities on our consolidated statements of financial position.

Off-Balance Sheet Arrangements

Variable Interest Entities.  We have relationships with various types of special purpose entities and other entities where we have a variable interest as described in Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 3, Variable Interest Entities.” We have made commitments to fund certain limited partnerships, as previously discussed in “Contractual Commitments”, some of which are classified as unconsolidated variable interest entities.

Guarantees and Indemnifications.  As of December 31, 2019, no significant changes to guarantees and indemnifications have occurred since December 31, 2018. For guarantee and indemnification information, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Contingencies, Guarantees, Indemnifications and Leases” under the caption, “Guarantees and Indemnifications.”

Financial Strength and Credit Ratings

Our ratings are influenced by the relative ratings of our peers/competitors as well as many other factors including our operating and financial performance, capital levels, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures and operating leverage.

In February 2020, A.M. Best affirmed the financial strength ratings of Principal Life and PNLIC at ‘A+’. The outlook remains ‘stable’ for all financial strength ratings. The affirmation reflects the strength of our balance sheets as well as our strong operating performance, favorable business profile and very strong enterprise risk management. Concurrently, A.M. Best upgraded the Long-Term Issuer credit ratings. The outlook for the Long-Term Issuer credit rating was revised to ‘stable’ from ‘positive’. The ratings upgrade reflects the continued strengthening and evolution of our enterprise risk management capabilities.

In the fourth quarter of 2019, Fitch revised its 2020 outlook on the U.S. life insurance sector to 'negative' from 'stable' which reflects concerns over the low interest rate environment. A.M. Best, S&P and Moody's continue to maintain a 'stable' industry outlook.

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

In July 2019, Fitch affirmed the ‘AA-’ financial strength ratings of Principal Life and PNLIC. Fitch also affirmed PFG’s senior unsecured debt at ‘A-’. The outlook on all ratings remains ‘stable’. The rating reflects very strong and stable operating profitability and a very strong business profile, reflecting strong market position and significant operating scale focusing on small and midsize businesses in the retirement market.

In April 2019, we announced the signing of a definitive agreement with Wells Fargo Bank, N.A. to acquire its IRT business. Following the acquisition announcement, Fitch and S&P affirmed our ratings and stable outlook. A.M. Best commented that ratings remain unchanged, while Moody’s commented the acquisition is a credit positive. The transaction closed on July 1, 2019. For additional information regarding the acquisition, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 2, Goodwill and Other Intangible Assets”.

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

	A.M. Best	Fitch	S&P	Moody’s
Principal Financial Group
Senior Unsecured Debt (1)	a	A−	A−	Baa2
Junior Subordinated Debt (2)	a–		BBB+	Baa3
Long‑Term Issuer Default Rating		A
Principal Financial Services
Senior Unsecured Debt	a		A−	Baa1
Long‑Term Issuer Default Rating		A
Principal Life Insurance Company
Insurer Financial Strength	A+	AA−	A+	A1
Issuer Credit Rating	aa
Commercial Paper	AMB‑1+		A‑1+	P‑1
Enterprise Risk Management Rating			Strong
Principal National Life Insurance Company
Insurer Financial Strength	A+	AA−	A+	A1
(1)	Principal Financial Group’s senior debt issuance has been rated “Baa1” by Moody’s.
(2)	Principal Financial Group’s junior subordinated debt issuance has been rated “BBB” by S&P and “Baa2” by Moody’s.

Impacts of Income Taxes

For income tax information, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Income Taxes.”

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The fair value hierarchy gives the highest priority (Level 1) to unadjusted quoted prices in active markets for identical assets or liabilities and gives the lowest priority (Level 3) to unobservable inputs. The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety considering factors specific to the asset or liability. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements” for further details, including a reconciliation of changes in Level 3 fair value measurements.

As of December 31, 2019, 41% of our net assets (liabilities) were Level 1, 55% were Level 2 and 4% were Level 3. Excluding separate account assets as of December 31, 2019, 3% of our net assets (liabilities) were Level 1, 97% were Level 2 and 0% were Level 3.

As of December 31, 2018, 39% of our net assets (liabilities) were Level 1, 57% were Level 2 and 4% were Level 3. Excluding separate account assets as of December 31, 2018, 3% of our net assets (liabilities) were Level 1, 97% were Level 2 and 0% were Level 3.

Changes in Level 3 Fair Value Measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2019, were $9,191.0 million as compared to $8,729.4 million as of December 31, 2018. The increase was primarily related to gains in our separate account assets and net purchases of certain structured securities. These increases were partially offset by net sales and transfers out of Level 3 and into Level 2 of our separate account assets and losses in investment contracts. The separate account assets transferred out of Level 3 during 2019 primarily included those we now value using the unit trust approved pooled investment fund (“APIF”) as the unit of account that were previously valued using the underlying investments of the unit trust APIF.

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

Investments

We had total consolidated assets as of December 31, 2019, of $276,087.8 million, of which $96,351.4 million were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk; therefore, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of December 31, 2019, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans.

	December 31, 2019		December 31, 2018
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$46,432.9	48%	$40,168.2	48%
Private	24,349.2	24	20,576.4	24
Equity securities	1,879.4	2	1,843.7	2
Mortgage loans:
Commercial	14,992.7	16	13,972.0	16
Residential	1,494.2	2	1,364.9	2
Real estate held for sale	169.8	—	209.6	—
Real estate held for investment	1,545.0	2	1,520.1	2
Policy loans	798.0	1	801.4	1
Other investments	4,690.2	5	4,310.3	5
Total invested assets	96,351.4	100%	84,766.6	100%
Cash and cash equivalents	2,515.9		2,977.5
Total invested assets and cash	$98,867.3		$87,744.1

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

	For the year ended December 31,						Increase (decrease)
	2019		2018		2017		2019 vs. 2018		2018 vs. 2017
	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturities (1)	4.2%	$2,629.8	4.3%	$2,506.3	4.3%	$2,354.9	(0.1)%	$123.5	—%	$151.4
Equity securities	5.9	110.5	2.1	38.8	4.0	67.8	3.8	71.7	(1.9)	(29.0)
Mortgage loans — commercial	4.3	628.4	4.2	568.0	4.4	544.6	0.1	60.4	(0.2)	23.4
Mortgage loans — residential	5.5	78.6	5.6	73.4	4.9	61.3	(0.1)	5.2	0.7	12.1
Real estate	11.1	191.1	9.2	158.8	8.3	129.4	1.9	32.3	0.9	29.4
Policy loans	5.5	44.0	5.6	45.0	5.6	45.6	(0.1)	(1.0)	—	(0.6)
Cash and cash equivalents	2.4	65.3	2.1	56.2	1.1	28.6	0.3	9.1	1.0	27.6
Other investments (1)	8.2	368.8	7.2	285.1	8.7	316.4	1.0	83.7	(1.5)	(31.3)
Total	4.5	4,116.5	4.4	3,731.6	4.5	3,548.6	0.1	384.9	(0.1)	183.0
Investment expenses	(0.1)	(118.1)	(0.1)	(102.4)	(0.1)	(89.3)	—	(15.7)	—	(13.1)
Net investment income	4.4%	$3,998.4	4.3%	$3,629.2	4.4%	$3,459.3	0.1%	$369.2	(0.1)%	$169.9
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

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

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

Net investment income from other investments increased primarily due to higher earnings in our equity method investment in Brazil and an increase in variable investment income associated with the cash surrender value of company owned life insurance in 2019 in our U.S. operations.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Net investment income from fixed maturities increased primarily due to higher average invested assets in our U.S. operations.

Net investment income from equity securities decreased primarily due to unfavorable relative market performance on our required regulatory investments in our Latin America business.

Net investment income from real estate increased primarily due to the sale of certain value-add real estate, additional leasing in the portfolio and decreased operating expenses at the properties.

Net investment income from cash and cash equivalents increased primarily due to an increase in short-term interest rates coupled with increased cash equivalents activity compared to the prior year.

Net investment income from other investments decreased primarily due to lower earnings in our equity method investment in Brazil.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains and losses for the years indicated.

	For the year ended
	December 31,			Increase (decrease)
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(in millions)

Fixed maturities, available‑for‑sale — credit impairments (1)	$(43.5)	$(29.1)	$(80.6)	$(14.4)	$51.5
Commercial mortgage loans — credit impairments	(0.2)	1.6	2.0	(1.8)	(0.4)
Other ̶ credit impairments	3.2	4.6	6.9	(1.4)	(2.3)
Fixed maturities, available‑for‑sale and trading — noncredit	32.8	(41.2)	(21.6)	74.0	(19.6)
Derivatives and related hedge activities (2)	(94.7)	(26.5)	(168.0)	(68.2)	141.5
Other gains (losses)	49.6	15.2	785.5	34.4	(770.3)
Net realized capital gains (losses)	$(52.8)	$(75.4)	$524.2	$22.6	$(599.6)
(1)	Includes credit impairments as well as losses on sales of fixed maturities to reduce credit risk, net of realized credit recoveries on the sale of previously impaired securities. Credit gains on sales, excluding associated foreign currency fluctuations that are included in derivatives and related hedge activities, were a net gain of $0.0 million, $0.0 million and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
(2)	Includes fixed maturities, trading net gains (losses) of $10.4 million, $(2.4) million and $0.0 million for the years ended December 31, 2019, 2018 and 2017, respectively, which are a component of the GMWB embedded derivative hedging program net realized capital gains (losses) reflected in this line. Upon adoption of authoritative guidance effective January 1, 2019, the change in fair value of fixed maturities, available-for-sale and the change in fair value of derivative hedging instruments in fair value hedging relationships are reported in net investment income with the earnings effect of fixed maturities, available-for-sale. Prior to 2019, the change in fair value of fixed maturities, available-for-sale and the change in fair value of derivative hedging instruments in fair value hedging relationships were reported in net realized capital gains (losses).

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Fixed maturities, available-for-sale and trading – noncredit had net gains in 2019 as compared to net losses in 2018 primarily due to gains versus losses on trading securities related to changes in interest rates and credit spreads and available-for-sale noncredit losses during 2018 related to portfolio rebalancing.

Net realized losses on derivatives and related hedge activities increased due to losses in 2019 versus gains in 2018 on the GMWB embedded derivatives, including changes in the spread reflecting our own creditworthiness, and related hedging instruments. These changes were partially offset by increased gains on interest rate swaps not designated as hedging instruments due to changes in interest rates. Additionally, our Principal International segment had a decrease in losses on currency derivatives and embedded derivatives due to changes in exchange rates and interest rates, respectively.

Other gains increased primarily due to increases from equity securities and sponsored invested funds related primarily to mark-to-market changes and a loss on the sale of a closed block of annuity business within our Principal International operating segment in 2018. These increases were partially offset by a gain from the sale of an equity method investment during 2018 and an impairment of an equity method investment in 2019.

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

U.S. Investment Operations

Of our invested assets, $88,563.3 million were held by our U.S. operations as of December 31, 2019. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing investment policies and monitoring risk limits and tolerances. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect customers’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

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

We purchase credit default swaps to hedge certain credit exposures in our investment portfolio. We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $75.0 million and $95.0 million as of December 31, 2019 and December 31, 2018, respectively. We sell credit default swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 5, Derivative Financial Instruments” under the caption, “Credit Derivatives Sold.”

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

We manage our exposure on a net basis, whereby we net positive and negative exposures for each counterparty with agreements in place. For further information on derivative exposure, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4, Investments” under the caption, “Balance Sheet Offsetting.”

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

	Weighted average loan‑to‑value ratio		Debt service coverage ratio
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
New mortgages	51%	50%	2.4X	2.2X
Entire mortgage portfolio	45%	45%	2.6X	2.5X

We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, were $3,135.5 million and 3.7%, respectively, as of December 31, 2019, and $3,027.6 million and 3.6%, respectively, as of December 31, 2018. In addition, the amortized cost and weighted average yield of residential mortgage-backed pass-through securities (“RMBS”), residential collateralized mortgage obligations, and asset-backed securities - home equity with material prepayment risk were $7,318.7 million and 3.1%, respectively, as of December 31, 2019, and $6,474.6 million and 3.3%, respectively, as of December 31, 2018.

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

	December 31, 2019		December 31, 2018
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$42,677.4	48%	$36,599.0	47%
Private	24,292.7	27	20,527.8	27
Equity securities	480.7	1	418.6	1
Mortgage loans:
Commercial	14,693.2	17	13,721.2	18
Residential	1,086.4	1	905.8	1
Real estate held for sale	169.0	—	207.7	—
Real estate held for investment	1,544.5	2	1,518.6	2
Policy loans	777.7	1	779.8	1
Other investments	2,841.7	3	2,596.0	3
Total invested assets	88,563.3	100%	77,274.5	100%
Cash and cash equivalents	2,312.1		2,728.1
Total invested assets and cash	$90,875.4		$80,002.6

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities. Included in the privately placed category as of December 31, 2019 and December 31, 2018, were $17.7 billion and $15.2 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

Fixed maturities were diversified by category of issuer, as shown in the following table for the years indicated.

	December 31, 2019		December 31, 2018
	Carrying amount	Percent of total	Carrying amount	Percent of total
	($ in millions)
U.S. government and agencies	$1,699.9	3%	$1,419.0	2%
States and political subdivisions	7,479.4	11	6,214.1	11
Non-U.S. governments	855.5	1	732.0	1
Corporate - public	21,845.9	33	18,939.8	33
Corporate - private	15,539.7	23	13,502.8	24
Residential mortgage-backed pass-through securities	3,259.1	5	2,775.6	5
Commercial mortgage-backed securities	4,844.9	7	3,927.8	7
Residential collateralized mortgage obligations	3,961.0	6	3,368.7	6
Asset-backed securities	7,484.7	11	6,247.0	11
Total fixed maturities	$66,970.1	100%	$57,126.8	100%

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 18% of total fixed maturities as of December 31, 2019 and 20% as of December 31, 2018. It is comprised of corporate and foreign government fixed maturities. The following table presents the carrying amount of our international exposure for our U.S. operation’s fixed maturities portfolio for the years indicated.

	December 31, 2019	December 31, 2018
	(in millions)
European Union, excluding UK	$3,185.7	$3,276.6
United Kingdom	2,535.1	2,343.5
Asia-Pacific	1,656.3	1,634.3
Australia/New Zealand	1,646.8	1,477.0
Latin America	1,317.6	1,014.5
Europe, non-European Union	865.5	759.2
Middle East and Africa	687.9	552.1
Other (1)	348.4	317.9
Total	$12,243.3	$11,375.1
(1)	Includes exposure from two countries and various supranational organizations as of both December 31, 2019, and December 31, 2018.

International fixed maturities exposure is determined by the country of domicile of the parent entity of an individual asset. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of December 31, 2019 and December 31, 2018, our investments in Canada totaled $2,111.9 million and $1,833.6 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The following table presents our top ten exposures as of December 31, 2019.

Amortized cost
(in millions)
Berkshire Hathaway Inc.	$258.0
People's Republic of China (1)	217.9
Comcast Corporation	212.0
Wells Fargo & Company	196.3
The Walt Disney Company	194.9
American Airlines Group Inc.	194.1
Duke Energy Corporation	192.5
JPMorgan Chase & Co.	191.4
Microsoft Corporation	188.3
Citigroup Inc.	187.1
Total top ten exposures	$2,032.5
(1)	Primarily includes exposure to state-owned entities operating in the energy, electric and chemical sectors.

Fixed Maturities Valuation and Credit Quality.  Valuation techniques for the fixed maturities portfolio vary by security type and the availability of market data. The use of different pricing techniques and their assumptions could produce different financial results. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements” for further details regarding our pricing methodology. Once prices are determined, they are reviewed by pricing analysts for reasonableness based on asset class and observable market data. Investment analysts who are familiar with specific securities review prices for reasonableness through direct interaction with external sources, review of recent trade activity or use of internal models. All fixed maturities placed on the “watch list” are periodically analyzed by investment analysts. These analysts periodically meet with the Chief Investment Officer and the Portfolio Managers to determine reasonableness of the analysts’ prices. The valuation of impaired bonds for which there is no quoted price is typically based on relative value analysis and the present value of the future cash flows expected to be received. Although we believe these values reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other market factors involve qualitative and unobservable inputs.

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

	December 31, 2019			December 31, 2018
			Percent of			Percent of
	Amortized	Carrying	carrying	Amortized	Carrying	carrying
NAIC designation	cost	amount	amount	cost	amount	amount
	($ in millions)
1	$43,619.2	$46,300.5	69%	$39,482.7	$39,638.6	69%
2	16,658.4	18,079.2	27	15,332.9	15,293.1	27
3	2,211.6	2,310.5	3	1,932.9	1,873.3	3
4	230.0	227.6	1	288.2	266.7	1
5	51.7	46.1	—	48.6	32.6	—
6	6.3	6.2	—	24.2	22.5	—
Total fixed maturities	$62,777.2	$66,970.1	100%	$57,109.5	$57,126.8	100%

Fixed maturities included 14 securities with an amortized cost of $168.0 million, gross gains of $5.7 million, gross losses of $0.1 million and a carrying amount of $173.6 million as of December 31, 2019, that were still pending a review and assignment of a designation by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, we will always have securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent designation is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities.  As of December 31, 2019, based on amortized cost, 98% of our CMBS portfolio had an NAIC designation of 1 and 97% was issued during the more conservative underwriting periods prior to 2005 and after 2008.

The following tables present our exposure by credit quality, based on NAIC designations, and vintage for our CMBS portfolio as of the years indicated.

	December 31, 2019
	2004 and prior		2005 to 2008		2009 and after		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
NAIC designation	cost	amount	cost	amount	cost	amount	cost	amount
	(in millions)
1	$0.1	$0.1	$96.0	$97.7	$4,568.4	$4,672.1	$4,664.5	$4,769.9
2	—	—	8.4	7.9	41.9	41.9	50.3	49.8
3	—	—	8.4	8.6	8.2	8.2	16.6	16.8
4	—	—	—	—	—	—	—	—
5	2.2	2.4	7.0	4.6	—	—	9.2	7.0
6	0.3	0.2	1.2	1.2	—	—	1.5	1.4
Total (1)	$2.6	$2.7	$121.0	$120.0	$4,618.5	$4,722.2	$4,742.1	$4,844.9
(1)	The CMBS portfolio included agency CMBS with a $302.1 million amortized cost and a $303.1 million carrying amount.

	December 31, 2018
	2004 and prior		2005 to 2008		2009 and after		Total
	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying	Amortized	Carrying
NAIC designation	cost	amount	cost	amount	cost	amount	cost	amount
	(in millions)
1	$27.0	$27.6	$176.4	$179.4	$3,763.6	$3,686.7	$3,967.0	$3,893.7
2	—	—	5.5	5.2	6.3	5.9	11.8	11.1
3	—	—	5.8	4.6	—	—	5.8	4.6
4	—	—	5.9	5.7	—	—	5.9	5.7
5	0.1	—	10.0	9.6	—	—	10.1	9.6
6	0.9	0.6	2.8	2.5	—	—	3.7	3.1
Total (1)	$28.0	$28.2	$206.4	$207.0	$3,769.9	$3,692.6	$4,004.3	$3,927.8
(1)	The CMBS portfolio included agency CMBS with a $279.6 million amortized cost and a $272.6 million carrying amount.

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

	December 31, 2019	December 31, 2018
	($ in millions)
Total fixed maturities (public and private)	$66,970.1	$57,126.8
Problem fixed maturities (1)	$14.6	$69.0
Potential problem fixed maturities	43.6	50.0
Restructured fixed maturities	—	2.5
Total problem, potential problem and restructured fixed maturities	$58.2	$121.5
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	0.09%	0.21%
(1)	The problem fixed maturities carrying amount is net of other-than-temporary impairment losses.

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

We consider relevant facts and circumstances in evaluating whether a credit or interest rate related impairment of a security is other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events; (4) for structured securities, the adequacy of the expected cash flows; and (5) our intent to sell the security or whether it is more likely than not we will be required to sell the security before recovery of its amortized cost which, in some cases, may extend to maturity. To the extent we determine a security is deemed to be other than temporarily impaired, an impairment loss is recognized. For additional details, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4, Investments.”

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

The net realized loss relating to other-than-temporary credit impairments and credit related sales of fixed maturities was $43.5 million, $29.1 million, and $79.6 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Fixed Maturities Available-for-Sale

The following tables present our fixed maturities available-for-sale by industry category and the associated gross unrealized gains and losses, including other-than-temporary impairment losses reported in AOCI, as of the years indicated.

	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	amount
	(in millions)
Finance — Banking	$4,486.9	$290.1	$11.7	$4,765.3
Finance — Brokerage	560.9	44.5	0.1	605.3
Finance — Finance Companies	373.2	17.2	—	390.4
Finance — Financial Other	463.4	22.8	1.8	484.4
Finance — Insurance	2,663.5	358.1	2.1	3,019.5
Finance — Real estate investment trusts ("REITs")	1,626.9	115.6	0.4	1,742.1
Industrial — Basic Industry	1,264.4	110.2	—	1,374.6
Industrial — Capital Goods	2,142.1	152.0	0.6	2,293.5
Industrial — Communications	2,802.4	353.1	0.3	3,155.2
Industrial — Consumer Cyclical	1,542.0	103.0	2.5	1,642.5
Industrial — Consumer Non—Cyclical	4,089.7	406.8	0.6	4,495.9
Industrial — Energy	2,566.5	285.7	6.7	2,845.5
Industrial — Other	442.9	23.1	0.4	465.6
Industrial — Technology	2,018.7	153.3	2.1	2,169.9
Industrial — Transportation	1,972.1	142.4	0.4	2,114.1
Utility — Electric	3,174.5	307.3	2.2	3,479.6
Utility — Natural Gas	352.8	29.2	—	382.0
Utility — Other	268.7	16.2	—	284.9
Government guaranteed	1,357.6	165.0	0.9	1,521.7
Total corporate securities	34,169.2	3,095.6	32.8	37,232.0
Residential mortgage-backed pass-through securities	2,908.7	71.9	3.8	2,976.8
Commercial mortgage-backed securities	4,713.9	126.6	23.8	4,816.7
Residential collateralized mortgage obligations	3,885.8	79.0	8.6	3,956.2
Asset-backed securities — Home equity (1)	237.1	14.5	0.6	251.0
Asset-backed securities — All other	3,958.8	36.0	5.7	3,989.1
Collateralized debt obligations — Credit	16.8	—	4.7	12.1
Collateralized debt obligations — CMBS	—	0.9	—	0.9
Collateralized debt obligations — Loans	3,209.9	2.0	9.6	3,202.3
Total mortgage‑backed and other asset‑backed securities	18,931.0	330.9	56.8	19,205.1
U.S. government and agencies	1,603.8	98.6	3.0	1,699.4
States and political subdivisions	6,842.8	643.6	11.6	7,474.8
Non-U.S. governments	724.6	128.4	—	853.0
Total fixed maturities, available-for-sale	$62,271.4	$4,297.1	$104.2	$66,464.3
(1)	This exposure is all related to sub-prime mortgage loans.

	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	amount
	(in millions)
Finance — Banking	$4,556.4	$48.2	$119.6	$4,485.0
Finance — Brokerage	416.6	4.2	11.5	409.3
Finance — Finance Companies	342.5	2.7	9.0	336.2
Finance — Financial Other	415.5	15.2	9.2	421.5
Finance — Insurance	2,441.0	158.3	43.7	2,555.6
Finance — REITs	1,482.5	9.1	38.9	1,452.7
Industrial — Basic Industry	1,052.8	32.2	27.3	1,057.7
Industrial — Capital Goods	2,148.3	29.3	62.2	2,115.4
Industrial — Communications	2,567.7	137.4	46.1	2,659.0
Industrial — Consumer Cyclical	1,580.7	31.2	46.6	1,565.3
Industrial — Consumer Non‑Cyclical	3,900.9	77.1	119.1	3,858.9
Industrial — Energy	2,377.9	115.9	55.8	2,438.0
Industrial — Other	424.2	5.2	8.7	420.7
Industrial — Technology	1,858.7	12.3	46.7	1,824.3
Industrial — Transportation	1,595.8	19.7	53.4	1,562.1
Utility — Electric	3,020.0	83.6	81.6	3,022.0
Utility — Natural Gas	476.7	14.1	16.4	474.4
Utility — Other	301.5	4.3	7.7	298.1
Government guaranteed	1,321.3	73.5	21.6	1,373.2
Total corporate securities	32,281.0	873.5	825.1	32,329.4
Residential mortgage‑backed pass‑through securities	2,481.3	21.5	49.8	2,453.0
Commercial mortgage‑backed securities	3,990.5	17.1	93.6	3,914.0
Residential collateralized mortgage obligations	3,400.8	18.9	56.4	3,363.3
Asset‑backed securities — Home equity (1)	264.5	12.0	2.9	273.6
Asset‑backed securities — All other	3,551.5	8.4	23.4	3,536.5
Collateralized debt obligations — Credit	16.8	—	3.9	12.9
Collateralized debt obligations — CMBS	0.2	—	—	0.2
Collateralized debt obligations — Loans	2,434.3	—	26.6	2,407.7
Total mortgage‑backed and other asset‑backed securities	16,139.9	77.9	256.6	15,961.2
U.S. government and agencies	1,419.6	16.2	16.8	1,419.0
States and political subdivisions	6,110.7	195.9	95.0	6,211.6
Non‑U.S. governments	683.5	61.2	13.9	730.8
Total fixed maturities, available‑for‑sale	$56,634.7	$1,224.7	$1,207.4	$56,652.0
(1)	This exposure is all related to sub-prime mortgage loans.

Of the $104.2 million in gross unrealized losses as of December 31, 2019, $0.9 million in losses were attributed to securities scheduled to mature in one year or less, $5.7 million attributed to securities scheduled to mature between one to five years, $4.9 million attributed to securities scheduled to mature between five to ten years, $35.9 million attributed to securities scheduled to mature after ten years and $56.8 million related to mortgage-backed and other ABS that are not classified by maturity year. As of December 31, 2019, we were in a $4,192.9 million net unrealized gain position as compared to a $17.3 million net unrealized gain position as of December 31, 2018. The $4,175.6 million increase in net unrealized gains for the year ended December 31, 2019, can be attributed to an approximate 74 basis points decrease in interest rates and tightening of credit spreads.

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

	December 31, 2019				December 31, 2018
		Gross	Gross			Gross	Gross
	Amortized	unrealized	unrealized	Carrying	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	amount	cost	gains	losses	amount
	(in millions)
Investment grade:
Public	$38,221.4	$3,143.4	$56.2	$41,308.6	$35,064.8	$938.0	$729.4	$35,273.4
Private	21,587.1	1,045.2	30.3	22,602.0	19,311.8	266.4	358.9	19,219.3
Below investment grade:
Public	912.9	47.8	6.6	954.1	974.7	6.4	62.5	918.6
Private	1,550.0	60.7	11.1	1,599.6	1,283.4	13.9	56.6	1,240.7
Total fixed maturities, available‑for‑sale	$62,271.4	$4,297.1	$104.2	$66,464.3	$56,634.7	$1,224.7	$1,207.4	$56,652.0

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, on investment grade fixed maturities available-for-sale by aging category as of the years indicated.

	December 31, 2019
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)
Three months or less	$2,353.4	$22.7	$1,900.9	$6.7	$4,254.3	$29.4
Greater than three to six months	539.6	8.5	297.9	2.7	837.5	11.2
Greater than six to nine months	48.9	2.2	55.7	0.3	104.6	2.5
Greater than nine to twelve months	12.9	0.2	3.1	—	16.0	0.2
Greater than twelve to twenty-four months	191.0	7.5	1,372.1	7.4	1,563.1	14.9
Greater than twenty-four to thirty-six months	201.6	2.2	400.9	5.3	602.5	7.5
Greater than thirty-six months	574.2	12.9	190.7	7.9	764.9	20.8
Total fixed maturities, available‑for‑sale	$3,921.6	$56.2	$4,221.3	$30.3	$8,142.9	$86.5

	December 31, 2018
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)
Three months or less	$1,615.5	$31.8	$1,874.6	$26.4	$3,490.1	$58.2
Greater than three to six months	2,507.5	56.7	1,767.5	26.8	4,275.0	83.5
Greater than six to nine months	2,727.4	100.6	2,081.4	45.9	4,808.8	146.5
Greater than nine to twelve months	7,077.1	271.1	3,641.4	116.3	10,718.5	387.4
Greater than twelve to twenty-four months	4,002.7	119.5	2,553.6	91.7	6,556.3	211.2
Greater than twenty-four to thirty-six months	2,241.1	134.7	859.6	42.2	3,100.7	176.9
Greater than thirty-six months	287.2	15.0	96.7	9.6	383.9	24.6
Total fixed maturities, available‑for‑sale	$20,458.5	$729.4	$12,874.8	$358.9	$33,333.3	$1,088.3

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, on below investment grade fixed maturities available-for-sale by aging category as of the years indicated.

	December 31, 2019
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)
Three months or less	$24.4	$0.2	$61.3	$0.6	$85.7	$0.8
Greater than six to nine months	7.7	0.1	22.2	0.2	29.9	0.3
Greater than twelve to twenty‑four months	14.6	1.1	72.2	2.2	86.8	3.3
Greater than twenty‑four to thirty‑six months	13.1	2.3	3.7	0.7	16.8	3.0
Greater than thirty‑six months	10.6	2.9	27.4	7.4	38.0	10.3
Total fixed maturities, available‑for‑sale	$70.4	$6.6	$186.8	$11.1	$257.2	$17.7

	December 31, 2018
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)
Three months or less	$354.1	$9.7	$511.8	$15.6	$865.9	$25.3
Greater than three to six months	73.4	3.7	93.8	6.3	167.2	10.0
Greater than six to nine months	76.1	6.8	148.2	7.6	224.3	14.4
Greater than nine to twelve months	146.6	15.0	227.9	14.1	374.5	29.1
Greater than twelve to twenty‑four months	58.7	4.5	35.9	3.0	94.6	7.5
Greater than twenty‑four to thirty‑six months	6.4	2.3	4.3	0.2	10.7	2.5
Greater than thirty‑six months	57.2	20.5	38.1	9.8	95.3	30.3
Total fixed maturities, available‑for‑sale	$772.5	$62.5	$1,060.0	$56.6	$1,832.5	$119.1

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, on fixed maturities available-for-sale where the estimated fair value had declined and remained below amortized cost by 20% or more as of the years indicated.

	December 31, 2019
	Problem, potential		All other fixed
	problem and restructured		maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)
Three months or less	$—	$—	$2.5	$0.9	$2.5	$0.9
Greater than three to six months	—	—	5.1	2.7	5.1	2.7
Greater than six to nine months	0.4	0.1	0.1	—	0.5	0.1
Greater than nine to twelve months	3.4	2.0	0.2	0.1	3.6	2.1
Greater than twelve months	1.6	1.0	12.3	4.8	13.9	5.8
Total fixed maturities, available‑for‑sale	$5.4	$3.1	$20.2	$8.5	$25.6	$11.6

	December 31, 2018
	Problem, potential		All other fixed
	problem and restructured		maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)
Three months or less	$10.4	$5.7	$66.6	$20.8	$77.0	$26.5
Greater than three to six months	6.5	5.8	14.9	6.1	21.4	11.9
Greater than six to nine months	0.4	0.5	11.7	3.6	12.1	4.1
Greater than twelve months	9.2	6.5	5.3	2.7	14.5	9.2
Total fixed maturities, available‑for‑sale	$26.5	$18.5	$98.5	$33.2	$125.0	$51.7

Mortgage Loans

Mortgage loans consist of commercial mortgage loans on real estate and residential mortgage loans. The carrying amount of our commercial mortgage loan portfolio was $14,693.2 million and $13,721.2 million as of December 31, 2019 and December 31, 2018, respectively. The carrying amount of our residential mortgage loan portfolio was $1,086.4 million and $905.8 million as of December 31, 2019 and December 31, 2018, respectively.

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

Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on fully or near fully leased properties. The mortgage portfolio is comprised primarily of office properties, apartments, well anchored retail properties and general - purpose industrial properties.

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 21% of our commercial mortgage loan portfolio before valuation allowance as of both December 31, 2019 and December 31, 2018. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The typical borrower in our commercial loan portfolio is a single purpose entity or single asset entity. As of December 31, 2019 and December 31, 2018, the total number of commercial mortgage loans outstanding was 767 and 795, of which 46% and 48% were for loans with principal balances less than $10.0 million, respectively. The average loan size of our commercial mortgage portfolio was $19.2 million and $17.3 million as of December 31, 2019 and December 31, 2018, respectively.

Commercial Mortgage Loan Credit Monitoring.  For further details on monitoring and management of our commercial mortgage loan portfolio, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4, Investments” under the caption, “Mortgage Loan Credit Monitoring.”

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

	December 31, 2019	December 31, 2018
	($ in millions)
Total commercial mortgages	$14,693.2	$13,721.2
Potential problem commercial mortgages	$—	$5.9
Total problem, potential problem and restructured commercial mortgages	$—	$5.9
Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	—%	0.04%

Commercial Mortgage Loan Valuation Allowance.  The valuation allowance for commercial mortgage loans includes loan specific reserves for loans that are deemed to be impaired as well as reserves for pools of loans with similar risk characteristics where a property risk or market specific risk has not been identified but for which we anticipate a loss may occur. For further details on the commercial mortgage loan valuation allowance, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4, Investments” under the caption, “Mortgage Loan Valuation Allowance.”

The following table represents our commercial mortgage loan valuation allowance for the years indicated.

	For the year ended	For the year ended	For the year ended
	December 31, 2019	December 31, 2018	December 31, 2017
	($ in millions)
Balance, beginning of period	$24.3	$25.8	$27.4
Provision	0.2	(1.5)	(1.6)
Balance, end of period	$24.5	$24.3	$25.8
Valuation allowance as % of carrying value before reserves	0.17%	0.18%	0.20%

Residential Mortgage Loans.  The residential mortgage loan portfolio is composed of first lien mortgages with an amortized cost of $1,077.2 million and $893.3 million and home equity mortgages with an amortized cost of $11.0 million and $15.1 million as of December 31, 2019 and December 31, 2018, respectively. The home equity loans are generally second lien mortgages made up of closed-end loans and lines of credit. Non-performing residential mortgage loans, which are defined as loans 90 days or greater delinquent plus non-accrual loans, totaled $5.5 million and $7.2 million as of December 31, 2019 and December 31, 2018, respectively.

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

The following table represents our residential mortgage loan valuation allowance for the years indicated.

	For the year ended	For the year ended	For the year ended
	December 31, 2019	December 31, 2018	December 31, 2017
	($ in millions)
Balance, beginning of period	$2.6	$6.4	$17.0
Provision	(3.4)	(4.5)	(10.5)
Charge‑offs	(0.6)	(2.4)	(5.0)
Recoveries	3.2	3.1	4.9
Balance, end of period	$1.8	$2.6	$6.4
Valuation allowance as % of carrying value before reserves	0.17%	0.29%	0.88%

Real Estate

Real estate consists primarily of commercial equity real estate. As of December 31, 2019 and December 31, 2018, the carrying amount of our equity real estate investment was $1,713.5 million and $1,726.3 million, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $1,544.5 million and $1,518.6 million as of December 31, 2019 and December 31, 2018, respectively. The carrying value of real estate held for investment is generally adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized capital losses in our consolidated results of operations. Impairment adjustments recorded for the year ended December 31, 2019, were $0.6 million. No such impairment adjustments were recorded for the year ended December 31, 2018.

The carrying amount of real estate held for sale was $169.0 million and $207.7 million as of December 31, 2019 and December 31, 2018, respectively. Once we identify a real estate property to be sold and it is probable that it will be sold, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. The valuation allowance did not change for the year ended December 31, 2019 or for the year ended December 31, 2018.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country. As of December 31, 2019, our largest equity real estate portfolio concentration was in the Pacific (45%) region of the United States. By property type, our largest concentrations were in apartments (32%), office (30%), and industrial (25%) as of December 31, 2019.

Other Investments

Our other investments totaled $2,841.7 million as of December 31, 2019, compared to $2,596.0 million as of December 31, 2018. Other investments include interests in unconsolidated entities, which include real estate properties owned jointly with venture partners and operated by the partners; sponsored investment funds; the cash surrender value of company owned life insurance; derivative assets and other investments.

International Investment Operations

Of our invested assets, $7,788.1 million were held by our Principal International segment as of December 31, 2019. The assets are primarily managed by the local Principal International affiliate. Due to the regulatory constraints in each location, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets is fixed maturities. The following table excludes invested assets of the separate accounts.

	December 31, 2019		December 31, 2018
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total
	($ in millions)
Fixed maturities:
Public	$3,755.5	48%	$3,569.2	48%
Private	56.5	2	48.6	1
Equity securities	1,398.7	18	1,425.1	19
Mortgage loans:
Commercial	299.5	4	250.8	3
Residential	407.8	5	459.1	6
Real estate held for sale	0.8	—	1.9	—
Real estate held for investment	0.5	—	1.5	—
Policy loans	20.3	—	21.6	—
Other investments:
Direct financing leases	782.9	10	830.7	11
Investment in unconsolidated operating entities	801.6	10	728.9	10
Derivative assets and other investments	264.0	3	154.7	2
Total invested assets	7,788.1	100%	7,492.1	100%
Cash and cash equivalents	203.8		249.4
Total invested assets and cash	$7,991.9		$7,741.5

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

A reduction in our long-term interest rate assumptions may result in increases in our reserves and/or unlocking of our DAC asset and other actuarial balances. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Deferred Acquisition Costs and Other Actuarial Balances.”

In addition, we have implemented reinsurance transactions utilizing affiliated reinsurers and highly rated third parties to finance a portion of the statutory reserves for our term life insurance policies and universal life insurance policies with secondary guarantees. We calculate an economic reserve, which represents an estimate of our liability associated with these contracts. The excess of the required statutory reserve over the economic reserve is secured by financing provided by highly rated third parties. The long-term interest rate assumption is a key input in the calculation of the economic reserve. A reduction in our long-term interest rate assumption would reduce the portion of the statutory reserve that can be financed through affiliated reinsurers, thus increasing the amount of invested assets we must maintain to support statutory reserves. For additional information, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Statutory Insurance Financial Information.”

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

An increase in statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves	A decrease in statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves
An increase in prepayments or redemptions on mortgages and bonds we own, which would force us to reinvest the proceeds at lower interest rates	A decrease in prepayments or redemptions on mortgages and bonds we own, which would reduce our opportunity to reinvest the proceeds at higher interest rates

Positive Impacts:	Adverse Impacts:
An increase in the value of the fixed income assets we manage, resulting in an increase in our fee revenue in the short-term	A decrease in the value of the fixed income assets we manage, resulting in a decrease in our fee revenue in the short-term
A decrease in the interest expense on our long-term borrowings, to the extent the borrowings have adjustable rates or we are able to refinance our obligations at lower interest rates	An increase in the interest expense on our long-term borrowings, to the extent the borrowings have adjustable rates or we refinance our obligations at higher interest rates
An increase in the fair value of certain financial assets held at fair value on our consolidated statements of financial position	A decrease in the fair value of certain financial assets held at fair value on our consolidated statements of financial position, as discussed below
A reduction in the fair value of intangible assets in our reporting units, potentially leading to an impairment of goodwill or other intangible assets

We estimate our earnings sensitivity to U.S. interest rates by using two distinct assumptions: a hypothetical 100 basis point immediate, parallel decrease in the treasury yield curve and a hypothetical 50 basis point immediate decrease or increase in the Interest Rate on Excess Reserves (“IOER rate”). The hypothetical 100 basis point immediate, parallel decrease in the treasury yield would reduce segment pre-tax operating earnings by less than 1% over the next 12 months excluding the impact of any potential unlocking of our DAC asset and other actuarial balances. The hypothetical 50 basis point immediate decrease or increase in the IOER rate would reduce/increase segment pre-tax operating earnings respectively by less than 0.5% over the next 12 months. These estimates reflect the impact of routine management actions in response to changes in interest rates, such as reducing the interest rates we credit on contractholder account balances, but do not reflect the impact of other actions management may consider, such as curtailing sales of certain products.

The selection of a 100 basis point immediate, parallel decrease in treasury yields and a 50 basis point immediate decrease/increase in the IOER rate should not be construed as a prediction by us of future market events, but rather as an illustration of the impact of such an event. Our exposure will change as a result of ongoing portfolio transactions in response to new business, management’s assessment of changing market conditions and changes in our mix of business.

If market rates increase rapidly, policy surrenders, withdrawals and requests for policy loans may increase as customers seek to achieve higher returns. This may result in unlocking of our DAC and other actuarial balances. We may be required to sell assets to raise the cash necessary to respond to such surrenders, withdrawals and loans, thereby realizing capital losses on the assets sold.

Guaranteed Minimum Interest Rate Exposure.  The following table provides detail on the differences between the interest rates being credited to contractholders as of December 31, 2019, and the respective guaranteed minimum interest rates (“GMIRs”). Account values are broken down by GMIR level within the Retirement and Income Solutions and U.S. Insurance Solutions segments.

	Account values (1)
		Excess of crediting rates over GMIR:
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total
	($ in millions)
Guaranteed minimum interest rate
Retirement and Income Solutions
Up to 1.00%	$213.9	$246.0	$718.5	$3,980.7	$2,942.1	$8,101.2
1.01% ‑ 2.00%	144.0	1,091.8	4,869.8	440.1	—	6,545.7
2.01% ‑ 3.00%	4,897.8	0.2	—	—	—	4,898.0
3.01% ‑ 4.00%	195.1	—	—	—	—	195.1
Subtotal	5,450.8	1,338.0	5,588.3	4,420.8	2,942.1	19,740.0

U.S. Insurance Solutions
Up to 1.00%	—	21.6	2.3	—	—	23.9
1.01% ‑ 2.00%	338.1	—	303.9	398.3	157.5	1,197.8
2.01% ‑ 3.00%	1,391.4	1,128.6	531.6	107.4	—	3,159.0
3.01% ‑ 4.00%	1,729.9	50.1	15.9	23.1	3.4	1,822.4
4.01% ‑ 5.00%	51.7	5.5	2.6	1.7	—	61.5
Subtotal	3,511.1	1,205.8	856.3	530.5	160.9	6,264.6

Total	$8,961.9	$2,543.8	$6,444.6	$4,951.3	$3,103.0	$26,004.6
Percentage of total	34.5%	9.8%	24.8%	19.0%	11.9%	100.0%
(1)	Includes only the account values, net of policy loans, for products with GMIRs and discretionary crediting rates.

In addition to the domestic account values shown in the table above, Principal International had $626.3 million and $513.0 million of account values with GMIRs in Hong Kong and Brazil, respectively, as of December 31, 2019. The Brazil amount includes account values from an equity method subsidiary, adjusted to reflect the proportion of the subsidiary’s results reflected in our net income. Our liabilities in Principal International are generally denominated in the functional currency of the location of operation. The pattern of interest rate movements in our international operations will likely differ from the pattern of interest rate movements in the U.S.

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

We estimate a hypothetical 100 basis point immediate, parallel increase in interest rates would reduce the net reported fair value of our financial assets and derivatives by $4,791.2 million as of December 31, 2019, compared to $3,893.7 million as of December 31, 2018. This estimate only reflects the change in fair value for financial assets and derivatives reported at fair value on our consolidated statements of financial position. Assets and liabilities not reported at fair value on our consolidated statements of financial position – including mortgage loans, liabilities relating to insurance contracts, investment contracts, debt and bank deposits – are excluded from this sensitivity analysis. We believe the excluded liability items would economically serve as a partial offset to the net interest rate risk of the financial instruments included in the sensitivity analysis. Separate account assets and liabilities are also excluded from this estimate, as any interest rate risk is borne by the holder of the separate account. For more information on fair value measurements, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements."

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

Our net estimated potential loss in fair value as of December 31, 2019, increased $897.5 million from December 31, 2018, primarily due to an increase in the balance and duration of fixed maturities, available-for-sale. The increase in the balance of fixed maturities, available-for-sale was primarily driven by an increase in net unrealized gains resulting primarily from a decrease in interest rates and tightening of credit spreads, and net purchase activity. The increase in the duration of fixed maturities, available-for-sale was primarily driven by a decrease in interest rates and tightening of credit spreads.

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

●	Retirement Business Stable Cash Flows — For stable and predictable cash flow liabilities, such as pension risk transfer, full service accumulation, investment only, and newer fixed deferred annuities, we use investment strategy and hedges to tightly align the cash flow run off of these asset and liability cash flows. Immunization and embedded value analysis are also utilized in the management of interest rate risk.
●	Retirement Business Dynamic Cash Flows — Dynamic liability cash flows, such as older fixed deferred annuities, are sensitive to policyholder behavior and the current interest rate environment. The risk and return metrics from deterministic and stochastic interest rate scenarios are used to manage the interest rate risk for these liabilities.
●	U.S. Insurance Stable Cash Flows — Our insurance businesses in many instances contain long-term guarantees with stable and predictable liability cash flows and recurring premiums. We manage the interest rate risk through investment strategy, product crediting rates and analyzing duration and embedded value sensitivity.
●	Principal International — Our international businesses operate within local regulations and financial market conditions (e.g., derivative markets, assets available) to achieve similar asset and liability cash flow management objectives. In locations with a limited availability of long-dated assets and derivative markets, the duration gap is managed to risk tolerances specific to each location.

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

The plan fiduciaries use a Dynamic Asset Allocation strategy for our qualified defined benefit pension plan, which strategically allocates an increasing portion of the assets of the pension plan to fixed income securities as the funding status improves. The intended purpose of using the Dynamic Asset Allocation strategy is that the expected change in the value of the plan assets and the change in pension benefit obligation due to market movements are more likely to have more correlation versus a static allocation of assets between categories. For more information see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of

Operations — Critical Accounting Policies and Estimates — Benefit Plans” and Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Employee and Agent Benefits.”

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

We estimate as of December 31, 2019, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency-denominated instruments identified above because we effectively hedge foreign currency-denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2018. However, fluctuations in foreign currency exchange rates do affect the translation of segment pre-tax operating earnings and equity of our international operations into our consolidated financial statements.

For our Principal International segment, we estimate a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $311.4 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of December 31, 2019, as compared to an estimated $313.9 million, or 10%, reduction as of December 31, 2018. We estimate a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $46.6 million, or 12%, reduction in segment pre-tax operating earnings of our international operations for the year ended December 31, 2019, as compared to an estimated $34.2 million, or 13%, reduction for the year ended December 31, 2018.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk.  The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign -denominated liabilities was $128.3 million and $155.2 million as of December 31, 2019 and December 31, 2018, respectively. The notional amount of our currency swap agreements associated with foreign -denominated fixed maturities was $655.7 million and $542.5 million as of December 31, 2019 and December 31, 2018, respectively. The notional amount of our currency forwards hedging foreign-denominated equity securities was $57.2 million and $50.5 million as of December 31, 2019 and December 31, 2018, respectively.

With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our Principal International operations had currency swaps with a notional amount of $243.2 million and $200.9 million as of December 31, 2019 and December 31, 2018, respectively. Our Principal International operations also utilized currency forwards with a notional amount of $935.5 million and $738.6 million as of December 31, 2019 and December 31, 2018, respectively.

We sometimes use derivatives to hedge currency risk associated with expected cash flows from our foreign operations. We held currency forwards with a notional amount of $269.9 million and $74.5 million as December 31, 2019 and December 31, 2018, respectively. We also utilized currency options with a notional amount of $53.8 million and $525.2 million as of December 31, 2019 and December 31, 2018, respectively.

Equity Risk

Equity risk is the risk we will incur economic losses due to adverse fluctuations in equity markets. As of December 31, 2019 and December 31, 2018, the fair value of our equity securities was $1,879.4 million and $1,843.7 million, respectively. We estimate a 10% decline in the prices of the equity securities would result in a decline in fair value of our equity securities of $187.9 million as of December 31, 2019, as compared to a decline in fair value of our equity securities of $184.4 million as of December 31, 2018.

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

We estimate an immediate 10% decline in the S&P 500 index, followed by a 2% per quarter increase would reduce our annual segment pre-tax operating earnings by approximately 5% to 7% over the next 12 months. This estimate excludes the impact of any potential unlocking of our DAC asset and other actuarial balances. The selection of a 10% unfavorable change in the S&P 500 index should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. Our exposure will change as a result of changes in our mix of business.

Separate and distinct from our equity risk associated with a decline in the S&P index, we also have equity risk associated with certain alternative investments. These investments are comprised of several asset categories (including hedge funds, private equity, infrastructure and direct lending) that provide an attractive asset match to our long-dated liabilities and create diversification benefits to our fixed income investments. The risk profile of these investments is actively monitored by our Investment Committee and our corporate risk management function. Changes in the value of these investments will impact earnings. We estimate an immediate 10% decline in the value of those assets, followed by a 2% per quarter increase would reduce our annual segment pre-tax operating earnings by less than 7%. This estimate excludes the impact of any potential unlocking of our DAC asset and other actuarial balances. The selection of a 10% unfavorable change in the value of those assets should not be construed as a prediction of future market events or correlation with changes in the S&P index, but rather as an illustration of the potential impact of such a decline in value of those assets. Furthermore, we have intentionally selected a decline in the value of alternative investments separate from a decline in the S&P 500 index because a decline in the S&P 500 index does not necessarily correlate to a comparable decline in the value of our alternative assets.

Use of Derivatives to Manage Equity Risk.  We economically hedge the fixed deferred annuity and universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product’s profile or selling options to offset existing exposures. We economically hedged the GMWB exposure, which includes interest rate risk and equity risk, using futures, options and interest rate swaps with notional amounts of $292.0 million, $1,079.6 million, and $5,003.1 million, respectively, as of December 31, 2019, and notional amounts of $751.7 million, $1,004.6 million, and $3,492.8 million, respectively, as of December 31, 2018. The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Stockholders and the Board of Directors of Principal Financial Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Principal Financial Group, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Principal Financial Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Institutional Retirement & Trust business of Wells Fargo Bank, N.A. (the Acquired Business), which is included in the 2019 consolidated financial statements of the Company and constituted less than 1% of consolidated total assets, as of December 31, 2019 and 1% of consolidated total revenues, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the Acquired Business.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 14, 2020, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Des Moines, Iowa February 14, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Principal Financial Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Principal Financial Group, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 14, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Deferred acquisition cost amortization based on estimated gross profits
Description of the Matter

At December 31, 2019, the Company’s deferred acquisition costs totaled $3.5 billion.  As discussed in Note 1 of the consolidated financial statements, the carrying amount of the deferred acquisition costs is the total of costs deferred less amortization for which a significant portion of the amortization is calculated in relation to the present value of estimated gross profits. There is significant uncertainty inherent in calculating estimated gross profits as the calculation is sensitive to management’s best estimate of assumptions such as mortality, morbidity, lapses, equity returns, general account investment yields and expenses.  Management’s assumptions are adjusted, also known as unlocking, based on actual policyholder behavior and market experience and projecting for expected trends.  The unlocking results in amortization being recalculated using the new assumptions for estimated gross profits, resulting either in additional or less cumulative amortization expense.

Auditing management’s estimate of deferred acquisition costs that are amortized in relation to the present value of estimated gross profits was complex because there was a high degree of subjectivity applied in management’s methods and assumptions used to calculate estimated gross profits.  The high degree of subjectivity was primarily due to the sensitivity of the estimated gross profits to the methods and assumptions which have a significant effect on the valuation of the deferred acquisition costs.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the estimation process, including, among others, controls over the review and approval processes that management has in place for the assumptions used in measuring estimated gross profits.

We involved actuarial specialists to assist with our audit procedures which included, among others, evaluating the methodology applied by management in determining the estimated gross profits with those methods used in prior periods and in the industry. To evaluate the significant assumptions used by management in the methodology applied, we compared policyholder behavior assumptions that we identified as being higher risk to prior actual experience and management’s estimates of prospective changes in these assumptions. In addition, we compared equity returns and general account investment yields to historical assumptions and observable market data. We performed an independent recalculation of estimated gross profits for a sample of product cohorts for comparison with the actuarial model used by management.

Valuation of investments in securities
Description of the Matter

A subset of the Company’s $70.8 billion fixed-income securities portfolio exhibits higher estimation uncertainty when determining fair value. The fixed-income securities, which include bonds, asset-backed securities, redeemable preferred stock and certain non-redeemable preferred securities, are classified as either available-for-sale or trading and, accordingly, are carried at fair value in the consolidated statements of financial position. As discussed in Note 14 of the consolidated financial statements, for certain securities the Company obtains prices from third party pricing vendors, a subset of which exhibit higher estimation uncertainty given the characteristics of the security. In addition, the Company uses a matrix priced internal model to develop the fair value for a subset of corporate bonds. The fair value is developed using a risk spread which creates higher estimation uncertainty.

Auditing the fair value of the securities that exhibit higher estimation uncertainty was especially challenging because determining the fair value is complex and highly judgmental and involves using inputs and assumptions that are not directly observable in the market.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s valuation process for the fixed income securities portfolio that exhibits higher estimation uncertainty. This included, among others, testing the review and approval process that management has in place over validating the fair value from third party pricing sources and the assumptions used in determining the fair value for matrix priced securities.

To test the fair value calculation, we utilized the support of our valuation specialists which included, among others, independently calculating a reasonable range of fair values for a sample of securities by using a cash flow model and cash flow and yield assumptions based on independently obtained information or available transaction data for similar securities.  We compared these ranges to management’s estimates of fair value for the selected securities.

Purchase price accounting of recent business acquisition
Description of the Matter

On July 1, 2019, the Company closed on an acquisition of the Institutional Retirement & Trust business from Wells Fargo Bank, N.A. for net consideration of $1.2 billion. As discussed in Note 2 of the consolidated financial statements, this acquisition included $545.7 million of intangible assets, mainly customer relationships, and $618.5 million of goodwill. The Company valued customer relationships using the income approach. This valuation method derives the value by calculating the present value of the after-tax cash flows solely attributable to the specific asset.

Auditing the Company's accounting for its acquisition was complex due to the significant estimation uncertainty in determining the fair value of identified intangible assets. The significant estimation uncertainty was primarily due to the sensitivity of the fair values to assumptions about the future performance of the acquired business. The significant assumptions used to estimate the fair value of the intangible assets included a weighted average cost of capital and certain assumptions that form the basis of the projected results including revenue growth rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of accounting conclusions and valuation controls over the acquisition. This included, among others, management’s controls over the review and approval of the assumptions and methodologies used by third party valuation specialists in the valuation of the business acquired.

To test the fair value of the Company's intangible assets, our audit procedures included, among others, evaluating the Company's use of the income approach and testing the calculation of the model. With the assistance of our valuation specialists, to evaluate the significant assumptions that are used to develop the projected financial information, we compared the significant assumptions, including the weighted average cost of capital and revenue growth rates to current and historical industry, market and economic trends, and other guideline companies within the same industry.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1967.
Des Moines, Iowa February 14, 2020

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	December 31,	December 31,
	2019	2018
	(in millions)
Assets
Fixed maturities, available-for-sale (2019 and 2018 include $99.4 million and $94.5 million related to consolidated variable interest entities)	$70,106.2	$60,108.5
Fixed maturities, trading	675.9	636.1
Equity securities (2019 and 2018 include $810.9 million and $774.8 million related to consolidated variable interest entities)	1,879.4	1,843.7
Mortgage loans	16,486.9	15,336.9
Real estate (2019 and 2018 include $457.6 million and $364.0 million related to consolidated variable interest entities)	1,714.8	1,729.7
Policy loans	798.0	801.4
Other investments (2019 and 2018 include $263.7 million and $457.9 million related to consolidated variable interest entities and $22.8 million and $23.6 million measured at fair value under the fair value option)	4,690.2	4,310.3
Total investments	96,351.4	84,766.6
Cash and cash equivalents	2,515.9	2,977.5
Accrued investment income	686.6	636.2
Premiums due and other receivables	1,740.3	1,413.1
Deferred acquisition costs	3,521.3	3,693.5
Property and equipment	967.7	767.3
Goodwill	1,693.8	1,100.0
Other intangibles	1,786.7	1,315.1
Separate account assets (2019 and 2018 include $39,130.3 million and $37,183.3 million related to consolidated variable interest entities)	165,468.0	144,987.9
Other assets	1,356.1	1,378.9
Total assets	$276,087.8	$243,036.1
Liabilities
Contractholder funds (2019 and 2018 include $394.6 million and $396.0 million related to consolidated variable interest entities)	$41,367.5	$39,699.7
Future policy benefits and claims	40,838.2	35,664.8
Other policyholder funds	959.4	888.4
Short-term debt	93.4	42.9
Long-term debt (2019 and 2018 include $64.2 million and $58.4 million related to consolidated variable interest entities)	3,734.1	3,259.6
Income taxes currently payable	16.2	25.3
Deferred income taxes	1,796.6	958.4
Separate account liabilities (2019 and 2018 include $39,130.3 million and $37,183.3 million related to consolidated variable interest entities)	165,468.0	144,987.9
Other liabilities (2019 and 2018 include $124.4 million and $104.9 million related to consolidated variable interest entities)	6,863.7	5,661.9
Total liabilities	261,137.1	231,188.9

Redeemable noncontrolling interest (2019 and 2018 include $215.4 million and $325.7 million related to consolidated variable interest entities)	264.9	391.2

Stockholders' equity
Common stock, par value $0.01 per share — 2,500.0 million shares authorized, 479.3 million and 476.7 million shares issued, and 276.6 million and 279.5 million shares outstanding in 2019 and 2018	4.8	4.8
Additional paid-in capital	10,182.6	10,060.7
Retained earnings	11,074.3	10,290.2
Accumulated other comprehensive income (loss)	1,037.9	(1,565.1)
Treasury stock, at cost (202.7 million and 197.2 million shares in 2019 and 2018)	(7,681.6)	(7,400.6)
Total stockholders' equity attributable to Principal Financial Group, Inc.	14,618.0	11,390.0
Noncontrolling interest	67.8	66.0
Total stockholders' equity	14,685.8	11,456.0
Total liabilities and stockholders' equity	$276,087.8	$243,036.1

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

	For the year ended December 31,
	2019	2018	2017
	(in millions, except per share data)
Revenues
Premiums and other considerations	$7,866.6	$6,409.6	$6,217.4
Fees and other revenues	4,409.9	4,273.8	3,892.3
Net investment income	3,998.4	3,629.2	3,459.3
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(9.3)	(46.3)	606.0
Net other-than-temporary impairment (losses) recoveries on available-for-sale securities	(38.3)	10.6	(28.7)
Other-than-temporary impairment losses on fixed maturities, available-for- sale reclassified from other comprehensive income	(5.2)	(39.7)	(53.1)
Net impairment losses on available-for-sale securities	(43.5)	(29.1)	(81.8)
Net realized capital gains (losses)	(52.8)	(75.4)	524.2
Total revenues	16,222.1	14,237.2	14,093.2
Expenses
Benefits, claims and settlement expenses	9,905.8	8,192.5	7,822.6
Dividends to policyholders	119.1	123.6	124.6
Operating expenses	4,503.9	4,136.7	3,893.8
Total expenses	14,528.8	12,452.8	11,841.0
Income before income taxes	1,693.3	1,784.4	2,252.2
Income taxes (benefits)	249.2	230.7	(72.3)
Net income	1,444.1	1,553.7	2,324.5
Net income attributable to noncontrolling interest	49.9	7.2	14.1
Net income attributable to Principal Financial Group, Inc.	$1,394.2	$1,546.5	$2,310.4

Earnings per common share
Basic earnings per common share	$5.00	$5.41	$8.00

Diluted earnings per common share	$4.96	$5.36	$7.88

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Comprehensive Income

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Net income	$1,444.1	$1,553.7	$2,324.5
Other comprehensive income (loss), net:
Net unrealized gains (losses) on available-for-sale securities	2,616.1	(1,529.6)	639.5
Noncredit component of impairment losses on fixed maturities, available-for-sale	3.0	26.4	31.2
Net unrealized gains (losses) on derivative instruments	(11.0)	16.0	(42.6)
Foreign currency translation adjustment	(78.7)	(287.6)	178.9
Net unrecognized postretirement benefit obligation	77.3	(60.9)	37.3
Other comprehensive income (loss)	2,606.7	(1,835.7)	844.3
Comprehensive income (loss)	4,050.8	(282.0)	3,168.8
Comprehensive income attributable to noncontrolling interest	53.6	2.7	17.7
Comprehensive income (loss) attributable to Principal Financial Group, Inc.	$3,997.2	$(284.7)	$3,151.1

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders' Equity

				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders'
	stock	capital	earnings	income (loss)	stock	interest	equity
	(in millions)
Balances as of January 1, 2017	$4.7	$9,686.0	$7,720.4	$(675.2)	$(6,508.6)	$66.5	$10,293.8
Common stock issued	—	162.5	—	—	—	—	162.5
Stock-based compensation	—	90.2	(7.9)	—	—	0.4	82.7
Treasury stock acquired, common	—	—	—	—	(220.4)	—	(220.4)
Dividends to common stockholders	—	—	(540.0)	—	—	—	(540.0)
Distributions to noncontrolling interest	—	—	—	—	—	(8.4)	(8.4)
Contributions from noncontrolling interest	—	—	—	—	—	6.0	6.0
Purchase of subsidiary shares from noncontrolling interest (1)	—	(7.6)	—	—	—	(1.3)	(8.9)
Adjustments to redemption amount of redeemable noncontrolling interest	—	(5.9)	—	—	—	—	(5.9)
Net income (1)	—	—	2,310.4	—	—	7.1	2,317.5
Other comprehensive income (1)	—	—	—	840.7	—	2.3	843.0
Balances as of December 31, 2017	4.7	9,925.2	9,482.9	165.5	(6,729.0)	72.6	12,921.9
Common stock issued	0.1	63.9	—	—	—	—	64.0
Stock-based compensation	—	84.9	(7.7)	—	—	(0.4)	76.8
Treasury stock acquired, common	—	—	—	—	(671.6)	—	(671.6)
Dividends to common stockholders	—	—	(598.6)	—	—	—	(598.6)
Distributions to noncontrolling interest	—	—	—	—	—	(13.5)	(13.5)
Contributions from noncontrolling interest	—	—	—	—	—	3.3	3.3
Purchase of subsidiary shares from noncontrolling interest (1)	—	(20.6)	—	(1.6)	—	(1.8)	(24.0)
Adjustments to redemption amount of redeemable noncontrolling interest	—	7.3	—	—	—	(0.3)	7.0
Effects of implementation of accounting change related to equity investments, net	—	—	1.0	(1.0)	—	—	—
Effects of implementation of accounting change related to revenue recognition, net	—	—	(65.0)	25.6	—	(0.3)	(39.7)
Effects of implementation of accounting change related to intra-entity asset transfer taxes, net	—	—	8.7	—	—	—	8.7
Effects of implementation of accounting change related to the reclassification of certain tax effects, net	—	—	(77.6)	77.6	—	—	—
Net income (1)	—	—	1,546.5	—	—	9.3	1,555.8
Other comprehensive loss (1)	—	—	—	(1,831.2)	—	(2.9)	(1,834.1)
Balances as of December 31, 2018	4.8	10,060.7	10,290.2	(1,565.1)	(7,400.6)	66.0	11,456.0
Common stock issued	—	37.7	—	—	—	—	37.7
Stock-based compensation	—	89.7	(8.1)	—	—	0.3	81.9
Treasury stock acquired, common	—	—	—	—	(281.0)	—	(281.0)
Dividends to common stockholders	—	—	(606.0)	—	—	—	(606.0)
Distributions to noncontrolling interest	—	—	—	—	—	(20.9)	(20.9)
Contributions from noncontrolling interest	—	—	—	—	—	8.2	8.2
Purchase of subsidiary shares from noncontrolling interest (1)	—	(0.5)	—	—	—	(0.1)	(0.6)
Adjustments to redemption amount of redeemable noncontrolling interest	—	(5.0)	—	—	—	(0.4)	(5.4)
Effects of implementation of accounting change related to leases, net	—	—	4.0	—	—	—	4.0
Net income (1)	—	—	1,394.2	—	—	16.3	1,410.5
Other comprehensive income (1)	—	—	—	2,603.0	—	(1.6)	2,601.4
Balances as of December 31, 2019	$4.8	$10,182.6	$11,074.3	$1,037.9	$(7,681.6)	$67.8	$14,685.8
(1)	Excludes amounts attributable to redeemable noncontrolling interest. See Note 13, Stockholders’ Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Operating activities
Net income	$1,444.1	$1,553.7	$2,324.5
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital (gains) losses	52.8	75.4	(524.2)
Depreciation and amortization expense	226.8	205.1	195.7
Amortization of deferred acquisition costs and contract costs	371.4	277.3	234.6
Additions to deferred acquisition costs and contract costs	(515.5)	(443.4)	(421.8)
Stock-based compensation	82.6	77.4	82.7
Income from equity method investments, net of dividends received	(111.9)	(76.0)	(68.2)
Changes in:
Accrued investment income	(50.4)	(28.7)	(30.0)
Net cash flows for trading securities and equity securities with operating intent	(53.8)	(133.7)	(332.2)
Premiums due and other receivables	(247.6)	37.8	(114.2)
Contractholder and policyholder liabilities and dividends	3,599.9	3,610.2	3,296.8
Current and deferred income taxes (benefits)	211.2	274.7	(164.4)
Real estate acquired through operating activities	(64.7)	(89.2)	(82.6)
Real estate sold through operating activities	136.1	133.6	1.4
Other assets and liabilities	401.1	(282.0)	(227.1)
Other	11.1	(35.7)	17.0
Net adjustments	4,049.1	3,602.8	1,863.5
Net cash provided by operating activities	5,493.2	5,156.5	4,188.0
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(14,137.1)	(13,909.8)	(13,371.6)
Sales	2,397.4	3,813.1	1,413.6
Maturities	7,064.2	6,217.6	8,743.2
Mortgage loans acquired or originated	(3,487.7)	(3,447.5)	(2,755.8)
Mortgage loans sold or repaid	2,335.9	2,228.4	1,872.0
Real estate acquired	(127.5)	(88.1)	(200.5)
Real estate sold	96.3	63.5	481.9
Net purchases of property and equipment	(132.4)	(92.3)	(164.8)
Purchase of business or interests in subsidiaries, net of cash acquired	(1,208.5)	(184.7)	—
Net change in other investments	(489.1)	(302.7)	(70.8)
Net cash used in investing activities	(7,688.5)	(5,702.5)	(4,052.8)
Financing activities
Issuance of common stock	37.7	64.0	162.5
Acquisition of treasury stock	(281.0)	(671.6)	(220.4)
Proceeds from financing element derivatives	—	—	0.1
Payments for financing element derivatives	(26.9)	(65.9)	(77.6)
Purchase of subsidiary shares from noncontrolling interest	(1.7)	(31.1)	(13.3)
Dividends to common stockholders	(606.0)	(598.6)	(540.0)
Issuance of long-term debt	504.9	80.8	2.8
Principal repayments of long-term debt	(32.2)	(1.3)	(56.5)
Net proceeds from (repayments of) short-term borrowings	57.5	8.5	(15.5)
Investment contract deposits	9,200.0	8,308.8	10,154.4
Investment contract withdrawals	(7,747.7)	(6,589.6)	(9,914.6)
Net increase in banking operation deposits	623.4	553.0	136.6
Other	5.7	(4.3)	(2.5)
Net cash provided by (used in) financing activities	1,733.7	1,052.7	(384.0)
Net increase (decrease) in cash and cash equivalents	(461.6)	506.7	(248.8)
Cash and cash equivalents at beginning of period	2,977.5	2,470.8	2,719.6
Cash and cash equivalents at end of period	$2,515.9	$2,977.5	$2,470.8
Supplemental information:
Cash paid for interest	$157.7	$150.2	$148.6
Cash paid for (received from) income taxes	$(8.5)	$(96.2)	$79.3
Supplemental disclosure of non-cash activities:
Lease assets established upon adoption of accounting guidance	$168.8	$—	$—
Lease liabilities established upon adoption of accounting guidance	$164.0	$—	$—
Assets received in kind for pension risk transfer transactions	$1,225.8	$—	$—
Assets and liability changes resulting from exchange agreement to exit real estate joint ventures:
Real estate properties received	$—	$—	$743.2
Long-term debt assumed on real estate properties received	$—	$—	$269.0
Increase in other investments due to discontinuing equity method accounting	$—	$—	$222.4

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

1. Nature of Operations and Significant Accounting Policies

Description of Business

Principal Financial Group, Inc. (“PFG”) is a leader in global investment management offering businesses, individuals and institutional clients a wide range of financial products and services, including retirement, asset management and insurance through our diverse family of financial services companies.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of PFG and all other entities in which we directly or indirectly have a controlling financial interest as well as those variable interest entities (“VIEs”) in which we are the primary beneficiary. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). All significant intercompany accounts and transactions have been eliminated.

Consolidation

We have relationships with various special purpose entities and other legal entities that must be evaluated to determine if the entities meet the criteria of a VIE or a voting interest entity (“VOE”). This assessment is performed by reviewing contractual, ownership and other rights, including involvement of related parties, and requires use of judgment. First, we determine if we hold a variable interest in an entity by assessing if we have the right to receive expected losses and expected residual returns of the entity. If we hold a variable interest, then the entity is assessed to determine if it is a VIE. An entity is a VIE if the equity at risk is not sufficient to support its activities, if the equity holders lack a controlling financial interest or if the entity is structured with non-substantive voting rights. In addition to the previous criteria, if the entity is a limited partnership or similar entity, it is a VIE if the limited partners do not have the power to direct the entity’s most significant activities through substantive kick-out rights or participating rights. A VIE is evaluated to determine the primary beneficiary. The primary beneficiary of a VIE is the enterprise with (1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. When we are the primary beneficiary, we are required to consolidate the entity in our financial statements. We reassess our involvement with VIEs on a quarterly basis. For further information about VIEs, refer to Note 3, Variable Interest Entities.

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

December 31, 2019

1. Nature of Operations and Significant Accounting Policies – (continued)

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

January 1, 2022

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

December 31, 2019

1. Nature of Operations and Significant Accounting Policies – (continued)

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

January 1, 2020

The guidance will be adopted using the modified retrospective approach. Our evaluation process is complete and included, but was not limited to, identifying financial assets within scope of the guidance, developing and refining CECL models for the relevant assets, preparing quarterly estimates of the cumulative effect of adoption, developing and refining necessary internal controls and preparing the required financial statement disclosures. The financial statement changes are not material and will result in an immaterial reduction to stockholders’ equity.

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

December 31, 2019

1. Nature of Operations and Significant Accounting Policies – (continued)

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

January 1, 2019

We adopted the guidance using the modified retrospective approach and comparative periods were not restated. Further details are included under the caption “Adoption of Lease Guidance” and in Note 12, Contingencies, Guarantees, Indemnifications and Leases.

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

December 31, 2019

1. Nature of Operations and Significant Accounting Policies – (continued)

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

January 1, 2018

We adopted the guidance using the modified retrospective approach. The guidance did not have a material impact on our consolidated financial statements. A cumulative effect adjustment of $39.7 million was recorded as a decrease to total stockholders' equity. See Note 17, Revenues from Contracts with Customers, for further details.

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

December 31, 2019

1. Nature of Operations and Significant Accounting Policies – (continued)

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

December 31, 2019

1. Nature of Operations and Significant Accounting Policies – (continued)

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

Use of Estimates in the Preparation of Financial Statements

The preparation of our consolidated financial statements and accompanying notes requires management to make estimates and assumptions that affect the amounts reported and disclosed. These estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed in the consolidated financial statements and accompanying notes. The most critical estimates include those used in determining:

●	the fair value of investments in the absence of quoted market values;
●	investment impairments and valuation allowances;
●	the fair value of and accounting for derivatives;
●	the DAC and other actuarial balances where the amortization is based on estimated gross profits (“EGPs”);
●	the measurement of goodwill, indefinite lived intangible assets, finite lived intangible assets and related impairments or amortization, if any;
●	the liability for future policy benefits and claims;
●	the value of our pension and other postretirement benefit obligations and
●	accounting for income taxes and the valuation of deferred tax assets.

A description of such critical estimates is incorporated within the discussion of the related accounting policies that follow. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Actual results could differ from these estimates.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

1. Nature of Operations and Significant Accounting Policies – (continued)

Closed Block

Principal Life Insurance Company (“Principal Life”) operates a closed block (“Closed Block”) for the benefit of individual participating dividend-paying policies in force at the time of the 1998 mutual insurance holding company (“MIHC”) formation. See Note 6, Closed Block, for further details.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, money market instruments and other debt issues with a maturity date of three months or less when purchased.

Investments

Fixed maturities include bonds, asset-backed securities (“ABS”), redeemable preferred stock and certain non-redeemable preferred securities. Equity securities include mutual funds, common stock, non-redeemable preferred stock and required regulatory investments. We classify fixed maturities as either available-for-sale or trading at the time of the purchase and, accordingly, carry them at fair value. Equity securities are also carried at fair value. See Note 14, Fair Value Measurements, for methodologies related to the determination of fair value. Unrealized gains and losses related to fixed maturities, available-for-sale, excluding those in fair value hedging relationships, are reflected in stockholders' equity, net of adjustments associated with DAC and related actuarial balances, derivatives in cash flow hedge relationships and applicable income taxes. Mark-to-market adjustments on equity securities, unrealized gains and losses related to hedged portions of fixed maturities, available-for-sale in fair value hedging relationships prior to 2019 and mark-to-market adjustments on certain fixed maturities, trading are reflected in net realized capital gains (losses). Beginning in 2019, unrealized gains and losses related to hedged portions of fixed maturities, available-for-sale in fair value hedging relationships are reflected in net investment income. Mark-to-market adjustments related to certain securities carried at fair value with an investment objective to realize economic value through mark-to-market changes are reflected in net investment income.

The amortized cost of fixed maturities includes cost adjusted for amortization of premiums and discounts, computed using the interest method. The amortized cost of fixed maturities classified as available-for-sale is adjusted for changes in fair value of hedged portions of securities in fair value hedging relationships and declines in value that are other than temporary. Impairments in value deemed to be other than temporary are primarily reported in net income as a component of net realized capital gains (losses), with noncredit impairment losses for certain fixed maturities, available-for-sale reported in OCI. Interest income, as well as prepayment fees and the amortization of the related premium or discount, is reported in net investment income. For loan-backed and structured securities, we recognize income using a constant effective yield based on currently anticipated cash flows.

Real estate investments are reported at cost less accumulated depreciation. The initial cost bases of properties acquired through loan foreclosures are the lower of the fair market values of the properties at the time of foreclosure or the outstanding loan balance. Buildings and land improvements are generally depreciated on the straight-line method over the estimated useful life of improvements and tenant improvement costs are depreciated on the straight-line method over the term of the related lease. We recognize impairment losses for properties when indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying value. In such cases, the cost basis of the property is reduced to fair value. Real estate expected to be disposed is carried at the lower of cost or fair value, less cost to sell, with valuation allowances established accordingly and depreciation no longer recognized. The carrying amount of real estate held for sale was $169.8 million and $209.6 million as of December 31, 2019 and 2018, respectively. Any impairment losses and any changes in valuation allowances are reported in net income.

Commercial and residential mortgage loans are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Interest income, as well as prepayment of fees and the amortization of the related premium or discount, is reported in net investment income. Any changes in the valuation allowances are reported in net realized capital gains (losses). We measure impairment based upon the difference between carrying value and estimated value less cost to sell.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

1. Nature of Operations and Significant Accounting Policies – (continued)

Estimated value is based on either the present value of expected cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral. If foreclosure is probable, the measurement of any valuation allowance is based upon the fair value of the collateral.

Net realized capital gains and losses on sales of investments are determined on the basis of specific identification. In general, in addition to realized capital gains and losses on investment sales and periodic settlements on derivatives not designated as hedges, we report gains and losses related to the following in net realized capital gains (losses): other-than-temporary impairments of securities and subsequent realized recoveries, mark-to-market adjustments on equity securities, mark-to-market adjustments on certain fixed maturities, trading, mark-to-market adjustments on sponsored investment funds, mark-to-market adjustments on derivatives not designated as hedges, cash flow hedge gains (losses) when the hedged item impacts realized capital gains (losses), changes in the mortgage loan valuation allowance provision, impairments of real estate held for investment and impairments of equity method investments. Investment gains and losses on sales of certain real estate held for sale due to investment strategy and mark-to-market adjustments on certain securities carried at fair value with an investment objective to realize economic value through mark-to-market changes are reported as net investment income and are excluded from net realized capital gains (losses).

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

1. Nature of Operations and Significant Accounting Policies – (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

1. Nature of Operations and Significant Accounting Policies – (continued)

Contractholder and Policyholder Liabilities

Contractholder and policyholder liabilities (contractholder funds, future policy benefits and claims and other policyholder funds) include reserves for investment contracts, individual and group annuities that provide periodic income payments, universal life insurance, variable universal life insurance, indexed universal life insurance, term life insurance, participating traditional individual life insurance, group dental and vision insurance, group critical illness, group accident, group short-term and long-term disability insurance, group life insurance, individual disability insurance and long-term care insurance. It also includes a provision for dividends on participating policies.

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

Participating business represented approximately 6%, 7% and 7% of our life insurance in force and 23%, 26% and 29% of the number of life insurance policies in force as of December 31, 2019, 2018 and 2017, respectively. Participating business represented approximately 21%, 24% and 30% of life insurance premiums for the years ended December 31, 2019, 2018 and 2017, respectively. The amount of dividends to policyholders is declared annually by Principal Life's Board of Directors. The amount of dividends to be paid to policyholders is determined after consideration of several factors including interest, mortality, morbidity and other expense experience for the year and judgment as to the appropriate level of statutory surplus to be retained by Principal Life. At the end of the reporting period, Principal Life establishes a dividend liability for the pro rata portion of the dividends expected to be paid on or before the next policy anniversary date.

Some of our policies and contracts require payment of fees or other policyholder assessments in advance for services that will be rendered over the estimated lives of the policies and contracts. These payments are established as unearned revenue liabilities upon receipt and included in other policyholder funds in the consolidated statements of financial position. These unearned revenue reserves are amortized to net income over the estimated lives of these policies and contracts in relation to the emergence of EGPs.

Short-Duration Contracts

We include the following group products in our short-duration insurance contracts disclosures: long-term disability (“LTD”), group life waiver, dental, vision, short-term disability (“STD”), critical illness, accident and group life.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

1. Nature of Operations and Significant Accounting Policies – (continued)

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

We have defined claim frequency as follows for each short-duration product:

●	LTD: Claim frequency is based on submitted reserve claim counts.
●	Group Life Waiver: Claim frequency is based on submitted reserve claim counts, consistent with LTD.
●	Dental and Vision: Claim frequency is based on the claim form, which may include one or more procedures.
●	STD, Critical Illness and Accident: Claim frequency is based on submitted claims.
●	Group Life: Claim frequency is based on submitted life claims (lives, not coverages).

We did not make any significant changes to our methodologies or assumptions used to calculate the liability for unpaid claims for short-duration contracts during 2019.

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

See Note 8, Insurance Liabilities, under the caption “Liability for Unpaid Claims” for further details.

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

Group life, dental, vision, critical illness, accident and disability premiums are generally recorded as premium revenue over the term of the coverage. Certain group contracts contain experience premium refund provisions based on a pre-defined formula that reflects their claim experience. Experience premium refunds reduce revenue over the term of the coverage and are adjusted to reflect current experience. Related policy benefits and expenses are associated with earned premiums and result in the recognition of profits over the term of the policies and contracts. Fees for contracts providing claim processing or other administrative services are recorded as revenue over the period the service is provided.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

1. Nature of Operations and Significant Accounting Policies – (continued)

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

Investment contracts do not subject us to significant risks arising from policyholder mortality or morbidity and consist primarily of guaranteed investment contracts (“GICs”), funding agreements and certain deferred annuities. Amounts received as payments for investment contracts are established as investment contract liability balances and are not reported as premium revenues. Revenues for investment contracts consist of investment income and policy administration charges. Investment contract benefits that are charged to expense include benefit claims incurred in the period in excess of related investment contract liability balances and interest credited to investment contract liability balances.

Fees and other revenues are earned for asset management, investment advisory and distribution services provided to retail and institutional clients based largely upon contractual rates applied to the specified amounts in the clients’ portfolios, which include various platforms such as mutual funds, collective investment trusts and business trusts. Additionally, fees and other revenues are earned for administrative services performed including recordkeeping, trust and custody and reporting services for retirement savings plans, insurance companies, endowments and other financial institutions and other products. Fees and other revenues received for performance of asset management and administrative services are recognized as revenue when earned, typically when the service is performed.

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

DAC for universal life-type insurance contracts and certain investment contracts are amortized over the expected lifetime of the contracts in relation to EGPs or, in certain circumstances, estimated gross revenues (“EGR”). This amortization is adjusted in the current period when EGPs or EGRs are revised. EGRs include similar assumptions as the revenue component of EGPs and the changes of future estimates and reflection of actual experience and market conditions is done in the same manner as EGPs.

For individual variable universal life insurance, individual variable annuities and group annuities that have separate account U.S. equity investment options, we utilize a mean reversion methodology (reversion to the mean assumption), a common industry practice, to determine the future domestic equity market growth rate assumption used for the calculation of EGPs.

DAC for participating life insurance policies are amortized in proportion to estimated gross margins (“EGM”) rather than EGPs. EGMs include similar assumption items as EGPs. We stopped selling participating business in the early 2000s. Some products allow for underwritten death benefit increases and cost of living adjustments, resulting in a small amount of new DAC each year, and the amortization schedules are modified as appropriate.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

1. Nature of Operations and Significant Accounting Policies – (continued)

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

DAC on short-duration group benefits policies are amortized over the estimated term of the underlying contracts.

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

Reinsurance

We enter into reinsurance agreements with other companies in the normal course of business in order to limit losses and minimize exposure to significant risks. We may assume reinsurance from or cede reinsurance to other companies. Assets and liabilities related to reinsurance ceded are reported on a gross basis. Premiums and expenses are reported net of reinsurance ceded. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. We are contingently liable with respect to reinsurance ceded to other companies in the event the reinsurer is unable to meet the obligations it has assumed. As of December 31, 2019 and 2018, we had $465.5 million and $450.6 million of net ceded reinsurance recoverables related to claims that have been received, respectively. As of December 31, 2019 and 2018, $457.2 million, or 98%, and $435.6 million, or 97%, were with our five largest ceded reinsurers, respectively. Our total amount recoverable from reinsurers includes net ceded reinsurance recoverables related to claims that have been received and reserves ceded to reinsurers; however, it does not reflect potentially offsetting impacts of collateral. As of December 31, 2019 and 2018, the total amount recoverable from reinsurers was $961.4 million and $920.8 million, respectively,  and is recognized in premiums due and other receivables.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

1. Nature of Operations and Significant Accounting Policies – (continued)

The effects of reinsurance on premiums and other considerations and policy and contract benefits were as follows:

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Premiums and other considerations:
Direct	$8,428.1	$6,928.3	$6,699.3
Assumed	1.6	1.7	1.9
Ceded	(563.1)	(520.4)	(483.8)
Net premiums and other considerations	$7,866.6	$6,409.6	$6,217.4
Benefits, claims and settlement expenses:
Direct	$10,463.6	$8,667.7	$8,216.3
Assumed	23.1	24.9	27.7
Ceded	(580.9)	(500.1)	(421.4)
Net benefits, claims and settlement expenses	$9,905.8	$8,192.5	$7,822.6

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

As of December 31, 2019 and December 31, 2018, the separate accounts included a separate account valued at $100.4 million and $94.9 million, respectively, which primarily included shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

1. Nature of Operations and Significant Accounting Policies – (continued)

However, a specific exception to this rule was adopted effective January 1, 2018, to reclassify the stranded tax effects generated by U.S. tax reform from AOCI to retained earnings. Further details are included under the caption “Recent Accounting Pronouncements.”

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

2. Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill reported in our segments were as follows:

	Retirement	Principal		U.S.
	and Income	Global	Principal	Insurance
	Solutions	Investors	International	Solutions	Corporate	Consolidated
	(in millions)
Balance as of January 1, 2018	$57.4	$247.3	$707.5	$56.6	$—	$1,068.8
Goodwill from acquisitions (1)	—	65.0	46.8	—	2.1	113.9
Goodwill disposed (2)	—	—	(12.0)	—	—	(12.0)
Foreign currency	—	(5.0)	(65.7)	—	—	(70.7)
Balance as of December 31, 2018	57.4	307.3	676.6	56.6	2.1	1,100.0
Goodwill from acquisitions (3)	618.5	6.5	—	—	(1.1)	623.9
Foreign currency	—	1.5	(31.6)	—	—	(30.1)
Other (4)	—	2.2	(2.2)	—	—	—
Balance as of December 31, 2019	$675.9	$317.5	$642.8	$56.6	$1.0	$1,693.8
(1)	Relates to the acquisitions of: a) RobustWealth, a financial technology company, which is consolidated within our Corporate segment with the majority of the goodwill allocated to our Principal Global Investors segment; b) INTERNOS, a London-based European real estate investment manager that, upon acquisition, became Principal Real Estate Europe Limited and is consolidated within our Principal Global Investors segment; c) MetLife Afore, S.A. de C.V., which was MetLife, Inc.’s pension fund management business in Mexico and is consolidated within our Principal International segment.
(2)	Relates to sales of closed blocks of business in Mexico.
(3)	Relates to the acquisitions of: a) Wells Fargo Institutional Retirement & Trust business consolidated within our Retirement and Income Solutions segment; b) a consolidating interest in Finisterre Capital LLP within our Principal Global Investors segment for which we previously held an equity method interest; c) measurement period adjustments related to RobustWealth within our Principal Global Investors segment and Corporate segment.
(4)	Relates to the movement of our investment management company in Brazil from the Principal International segment to the Principal Global Investors segment.

On July 1, 2019, we completed the purchase of the Institutional Retirement & Trust business of Wells Fargo Bank, N.A. (the “Acquired Business”), which includes defined contribution, defined benefit, executive deferred compensation, employee stock ownership plans, institutional trust and custody, and institutional asset advisory businesses. The purchase price consisted of $1.2 billion cash paid at closing, which was funded with available cash and debt financing. See “Note 9, Debt” for further information on the debt financing. An additional earn-out payment of up to $150.0 million may be payable based upon the retention of fee revenue of the Acquired Business through December 31, 2020.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

2. Goodwill and Other Intangible Assets – (continued)

Finite Lived Intangible Assets

Amortized intangible assets primarily relate to customer relationship intangibles associated with the Acquired Business and previous acquisitions in Chile, Mexico and Hong Kong. The finite lived intangible assets that continue to be subject to amortization over a weighted average remaining expected life of 18 years were as follows:

	December 31,
	2019	2018
	(in millions)
Gross carrying value	$1,346.3	$810.2
Accumulated amortization	343.2	288.4
Net carrying value	$1,003.1	$521.8

The amortization expense for intangible assets with finite useful lives was $62.8 million, $53.9 million and $45.4 million for 2019, 2018 and 2017, respectively. As of December 31, 2019, the estimated amortization expense for the next five years is as follows (in millions):

Year ending December 31:
2020	$74.5
2021	73.2
2022	72.4
2023	70.2
2024	69.0

Indefinite Lived Intangible Assets

The net carrying amount of unamortized indefinite lived intangible assets was $783.6 million and $793.3 million as of December 31, 2019 and 2018, respectively. As of both December 31, 2019 and 2018, $608.0 million relates to investment management contracts associated with our acquisition of WM Advisors, Inc. in 2006. The remaining balance primarily relates to the trade name intangible associated with our acquisition of Administradora de Fondos de Pensiones Cuprum S.A. in 2013.

3. Variable Interest Entities

We have relationships with various types of entities which may be VIEs. Certain VIEs are consolidated in our financial results. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Consolidation” for further details of our consolidation accounting policies. We did not provide financial or other support to investees designated as VIEs for the periods ended December 31, 2019 and December 31, 2018.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

3.  Variable Interest Entities – (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

3. Variable Interest Entities – (continued)

Assets and Liabilities of Consolidated Variable Interest Entities

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	December 31, 2019		December 31, 2018
	Total	Total	Total	Total
	assets	liabilities	assets	liabilities
	(in millions)
Grantor trust (1)	$99.9	$98.6	$95.0	$89.4
CMBS	—	—	6.4	—
Mandatory retirement savings funds (2)	39,891.1	39,524.9	37,915.7	37,579.3
Real estate (3)	479.7	88.0	379.2	70.6
Sponsored investment funds (4)	331.4	2.2	526.5	3.6
Total	$40,802.1	$39,713.7	$38,922.8	$37,742.9
(1)	The assets of the grantor trust are primarily fixed maturities, available-for-sale. The liabilities are primarily other liabilities that reflect an embedded derivative of the forecasted transaction to deliver the underlying securities.
(2)	The assets of the mandatory retirement savings funds include separate account assets and equity securities. The liabilities include separate account liabilities and contractholder funds.
(3)	The assets of the real estate VIEs primarily include real estate and cash. Liabilities primarily include long-term debt and other liabilities.
(4)	The assets of sponsored investment funds are primarily fixed maturities and equity securities, certain of which are reported with other investments, and cash. The consolidated statements of financial position included a $215.4 million and $325.7 million redeemable noncontrolling interest for sponsored investment funds as of December 31, 2019 and December 31, 2018, respectively.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

3.  Variable Interest Entities – (continued)

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

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to
	Asset carrying value	loss (1)
	(in millions)
December 31, 2019
Fixed maturities, available-for-sale:
Corporate	$238.2	$225.7
Residential mortgage-backed pass-through securities	2,982.4	2,913.9
Commercial mortgage-backed securities	4,850.2	4,746.6
Collateralized debt obligations (2)	3,215.3	3,226.7
Other debt obligations	8,191.1	8,076.4
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	282.3	282.3
Commercial mortgage-backed securities	28.2	28.2
Collateralized debt obligations (2)	20.9	20.9
Other debt obligations	13.2	13.2
Equity securities	123.2	123.2
Other investments:
Other limited partnership and fund interests (3)	911.9	1,467.0

December 31, 2018
Fixed maturities, available-for-sale:
Corporate	$235.3	$222.6
Residential mortgage-backed pass-through securities	2,460.6	2,488.5
Commercial mortgage-backed securities	3,945.6	4,023.1
Collateralized debt obligations (2)	2,420.8	2,451.3
Other debt obligations	7,153.2	7,196.6
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	322.6	322.6
Commercial mortgage-backed securities	13.8	13.8
Collateralized debt obligations (2)	11.8	11.8
Other debt obligations	9.7	9.7
Equity securities	103.9	103.9
Other investments:
Other limited partnership and fund interests (3)	737.5	1,432.2
(1)	Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale. Our risk of loss is limited to our investment measured at fair value for our fixed maturities, trading and equity securities. Our risk of loss is limited to our carrying value plus any unfunded commitments and/or guarantees and similar provisions for our other investments. Unfunded commitments are not liabilities on our consolidated statements of financial position because we are only required to fund additional equity when called upon to do so by the general partner or investment manager.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(3)	As of December 31, 2019 and December 31, 2018, the maximum exposure to loss for other limited partnership and fund interests includes $129.1 million and $132.2 million, respectively, of debt within certain of our managed international real estate funds that is fully secured by assets whose value exceeds the amount of the debt, but also includes recourse to the investment manager.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

3. Variable Interest Entities – (continued)

Money Market Funds

We are the investment manager for certain money market mutual funds. These types of funds are exempt from assessment under any consolidation model due to a scope exception for money market funds registered under Rule 2a-7 of the Investment Company Act of 1940 or similar funds. As of December 31, 2019 and December 31, 2018, money market mutual funds we manage held $4.0 billion and $3.0 billion in total assets, respectively. We have no contractual obligation to contribute to these funds; however, we provide support through the waiver of fees and through expense reimbursements. The amount of fees waived and expenses reimbursed was insignificant.

4. Investments

Fixed Maturities and Equity Securities

The amortized cost, gross unrealized gains and losses, other-than-temporary impairments in AOCI and fair value of available-for-sale securities were as follows:

					Other-than-
		Gross	Gross		temporary
	Amortized	unrealized	unrealized		impairments in
	cost	gains	losses	Fair value	AOCI (1)
	(in millions)
December 31, 2019
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,627.0	$100.2	$3.0	$1,724.2	$—
Non-U.S. governments	852.3	144.1	0.2	996.2	—
States and political subdivisions	6,857.1	644.5	11.6	7,490.0	—
Corporate	36,993.1	3,706.5	52.2	40,647.4	—
Residential mortgage-backed pass-through securities	2,913.9	72.3	3.8	2,982.4	—
Commercial mortgage-backed securities	4,746.6	127.6	24.0	4,850.2	15.8
Collateralized debt obligations (2)	3,226.7	2.9	14.3	3,215.3	0.9
Other debt obligations	8,085.8	129.6	14.9	8,200.5	31.7
Total fixed maturities, available-for-sale	$65,302.5	$4,927.7	$124.0	$70,106.2	$48.4

December 31, 2018
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,441.6	$16.4	$17.0	$1,441.0	$—
Non-U.S. governments	833.4	71.7	14.6	890.5	—
States and political subdivisions	6,125.0	196.0	95.3	6,225.7	—
Corporate	35,134.6	1,249.9	845.2	35,539.3	—
Residential mortgage-backed pass-through securities	2,488.5	21.9	49.8	2,460.6	—
Commercial mortgage-backed securities	4,023.1	17.1	94.6	3,945.6	16.3
Collateralized debt obligations (2)	2,451.3	—	30.5	2,420.8	1.2
Other debt obligations	7,228.3	39.4	82.7	7,185.0	36.1
Total fixed maturities, available-for-sale	$59,725.8	$1,612.4	$1,229.7	$60,108.5	$53.6

(1)	Excludes $62.3 million and $64.2 million as of December 31, 2019 and December 31, 2018, respectively, of net unrealized gains on impaired fixed maturities, available-for-sale related to changes in fair value subsequent to the impairment date, which are included in gross unrealized gains and gross unrealized losses.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

4. Investments – (continued)

The amortized cost and fair value of fixed maturities, available-for-sale as of December 31, 2019, by expected maturity, were as follows:

	Amortized cost	Fair value
	(in millions)
Due in one year or less	$2,138.3	$2,154.0
Due after one year through five years	9,955.3	10,319.2
Due after five years through ten years	12,080.0	12,894.4
Due after ten years	22,155.9	25,490.2
Subtotal	46,329.5	50,857.8
Mortgage-backed and other asset-backed securities	18,973.0	19,248.4
Total	$65,302.5	$70,106.2

Actual maturities may differ because borrowers may have the right to call or prepay obligations. Our portfolio is diversified by industry, issuer and asset class. Credit concentrations are managed to established limits.

Net Investment Income

Major components of net investment income were as follows:

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Fixed maturities, available-for-sale (1)	$2,606.0	$2,479.9	$2,342.3
Fixed maturities, trading	23.8	26.4	12.6
Equity securities, available-for-sale	—	—	21.7
Equity securities, trading	—	—	46.1
Equity securities	110.5	38.8	—
Mortgage loans	707.0	641.4	605.9
Real estate	191.1	158.8	129.4
Policy loans	44.0	45.0	45.6
Cash and cash equivalents	65.3	56.2	28.6
Derivatives (1)	(2.0)	0.1	(3.2)
Other	370.8	285.0	319.6
Total	4,116.5	3,731.6	3,548.6
Investment expenses	(118.1)	(102.4)	(89.3)
Net investment income	$3,998.4	$3,629.2	$3,459.3
(1)	Upon adoption of authoritative guidance effective January 1, 2019, the change in fair value of fixed maturities, available-for-sale and the change in fair value of derivative hedging instruments in fair value hedging relationships are reported in net investment income with the earnings effect of fixed maturities, available-for-sale. Prior to 2019, the change in fair value of fixed maturities, available-for-sale and the change in fair value of derivative hedging instruments in fair value hedging relationships were reported in net realized capital gains (losses). See Note 5, Derivative Financial Instruments, for further details.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

4. Investments – (continued)

Net Realized Capital Gains and Losses

Major components of net realized capital gains (losses) on investments were as follows:

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$15.5	$40.2	$14.7
Gross losses	(15.3)	(74.8)	(27.2)
Net impairment losses	(43.5)	(29.1)	(81.7)
Hedging, net (1)	(9.3)	(39.6)	(28.5)
Fixed maturities, trading (2)	43.0	(9.0)	(8.0)
Equity securities, available-for-sale:
Gross gains	—	—	0.2
Net impairment losses	—	—	(0.1)
Equity securities, trading (3)	—	—	65.0
Equity securities (4)	84.5	(17.7)	—
Mortgage loans	3.0	6.2	9.0
Derivatives (1)	(120.3)	11.7	(149.8)
Other (5)	(10.4)	36.7	730.6
Net realized capital gains (losses)	$(52.8)	$(75.4)	$524.2
(1)	Upon adoption of authoritative guidance effective January 1, 2019, the change in fair value of fixed maturities, available-for-sale and the change in fair value of derivative hedging instruments in fair value hedging relationships are reported in net investment income with the earnings effect of fixed maturities, available-for-sale. Prior to 2019, the change in fair value of fixed maturities, available-for-sale and the change in fair value of derivative hedging instruments in fair value hedging relationships were reported in net realized capital gains (losses). See Note 5, Derivative Financial Instruments, for further details. Gains (losses) for fixed maturities, available-for-sale related to terminated cash flow hedges continue to be reflected in net realized capital gains (losses).
(2)	Unrealized gains (losses) on fixed maturities, trading still held at the reporting date were $32.8 million, $(12.2) million and $(7.5) million for the years ended December 31, 2019, 2018 and 2017, respectively.
(3)	Unrealized gains on equity securities, trading still held at the reporting date were $45.3 million for the year ended December 31, 2017. This excludes $34.9 million of unrealized gains on equity securities, trading still held at the reporting date for the year ended December 31, 2017 that were reported in net investment income.
(4)	Unrealized gains (losses) on equity securities still held at the reporting date were $61.6 million and $(39.9) million for the years ended December 31, 2019 and 2018, respectively. This excludes $66.9 million and $4.9 million of unrealized gains on equity securities still held at the reporting date for the years ended December 31, 2019 and 2018, respectively, that were reported in net investment income.
(5)	Further details relating to other gains in 2017 are included under the caption “ Real Estate Transactions."

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $1,654.8 million, $3,067.2 million and $1,345.8 million in 2019, 2018 and 2017, respectively.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

4. Investments – (continued)

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

Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, were as follows:

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Fixed maturities, available-for-sale	$(38.3)	$10.6	$(28.6)
Equity securities, available-for-sale	—	—	(0.1)
Total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities	(38.3)	10.6	(28.7)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from OCI (1)	(5.2)	(39.7)	(53.1)
Net impairment losses on available-for-sale securities	$(43.5)	$(29.1)	$(81.8)
(1)	Represents the net impact of (a) gains resulting from reclassification of noncredit impairment losses for fixed maturities with bifurcated OTTI from net realized capital gains (losses) to OCI and (b) losses resulting from reclassification of previously recognized noncredit impairment losses from OCI to net realized capital gains (losses) for fixed maturities with bifurcated OTTI that had additional credit losses or fixed maturities that previously had bifurcated OTTI that have now been sold or are intended to be sold.

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

December 31, 2019

4. Investments – (continued)

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

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Beginning balance	$(117.5)	$(124.3)	$(139.9)
Credit losses for which an other-than-temporary impairment was not previously recognized	(6.8)	(11.3)	(15.0)
Credit losses for which an other-than-temporary impairment was previously recognized	(11.8)	(20.0)	(42.5)
Reduction for credit losses previously recognized on fixed maturities now sold, paid down or intended to be sold	54.3	29.5	63.3
Net reduction for positive changes in cash flows expected to be collected and amortization (1)	0.8	8.6	10.0
Foreign currency translation adjustment	—	—	(0.2)
Ending balance	$(81.0)	$(117.5)	$(124.3)
(1)	Amounts are recognized in net investment income.

Gross Unrealized Losses for Available-for-Sale Securities

For available-for-sale securities with unrealized losses, including other-than-temporary impairment losses reported in OCI, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	December 31, 2019
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$100.0	$1.9	$74.2	$1.1	$174.2	$3.0
Non-U.S. governments	17.6	0.2	12.4	—	30.0	0.2
States and political subdivisions	559.9	11.2	86.3	0.4	646.2	11.6
Corporate	1,041.5	27.8	394.7	24.4	1,436.2	52.2
Residential mortgage-backed pass- through securities	429.6	1.4	237.3	2.4	666.9	3.8
Commercial mortgage-backed securities	829.3	9.2	268.5	14.8	1,097.8	24.0
Collateralized debt obligations (1)	639.4	1.8	1,447.8	12.5	2,087.2	14.3
Other debt obligations	1,772.8	9.5	613.7	5.4	2,386.5	14.9
Total fixed maturities, available-for-sale	$5,390.1	$63.0	$3,134.9	$61.0	$8,525.0	$124.0

(1) Primarily consists of collateralized loan obligations backed by secured corporate loans.

Of the total amounts, Principal Life’s consolidated portfolio represented $8,380.7 million in available-for-sale fixed maturities with gross unrealized losses of $103.9 million. Of the available-for-sale fixed maturities within Principal Life’s consolidated portfolio in a gross unrealized loss position, 97% were investment grade (rated AAA through BBB-) with an average price of 99 (carrying value/amortized cost) as of December 31, 2019. Gross unrealized losses in our fixed maturities portfolio decreased during the year ended December 31, 2019, primarily due to a decrease in interest rates and tightening of credit spreads.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

4. Investments – (continued)

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 882 securities with a carrying value of $5,302.7 million and unrealized losses of $44.0 million reflecting an average price of 99 as of December 31, 2019. Of this portfolio, 98% was investment grade (rated AAA through BBB-) as of December 31, 2019, with associated unrealized losses of $43.1 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 502 securities with a carrying value of $3,078.0 million and unrealized losses of $59.9 million. The average credit rating of this portfolio was AA+ with an average price of 98 as of December 31, 2019. Of the $59.9 million in unrealized losses, the corporate sector accounts for $23.6 million in unrealized losses with an average price of 94 and an average credit rating of BBB-. The remaining unrealized losses also include $14.6 million within the commercial mortgage-backed securities sector with an average price of 95 and an average credit rating of AA+. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be at maturity, we did not consider these investments to be other-than-temporarily impaired as of December 31, 2019.

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

December 31, 2019

4. Investments – (continued)

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

	December 31, 2019	December 31, 2018
	(in millions)
Net unrealized gains on fixed maturities, available-for-sale (1)	$4,834.2	$400.8
Noncredit component of impairment losses on fixed maturities, available-for-sale	(48.4)	(53.6)
Net unrealized gains on derivative instruments	94.1	118.5
Adjustments for assumed changes in amortization patterns	(261.0)	30.3
Adjustments for assumed changes in policyholder liabilities	(1,133.5)	(293.7)
Net unrealized gains on other investments and noncontrolling interest adjustments	96.8	68.8
Provision for deferred income taxes	(766.9)	(63.8)
Net unrealized gains on available-for-sale securities and derivative instruments	$2,815.3	$207.3
(1)	Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.

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

	December 31, 2019	December 31, 2018
	(in millions)
Commercial mortgage loans	$15,017.2	$13,996.3
Residential mortgage loans	1,496.7	1,368.0
Total amortized cost	16,513.9	15,364.3

Valuation allowance	(27.0)	(27.4)
Total carrying value	$16,486.9	$15,336.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

4. Investments – (continued)

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. Mortgage loans purchased and sold were as follows:

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Commercial mortgage loans:
Purchased	$200.5	$127.5	$144.2
Sold	1.6	2.2	28.9
Residential mortgage loans:
Purchased	489.2	394.2	346.0
Sold	70.7	80.3	152.2

Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on stabilized properties. Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	December 31, 2019		December 31, 2018
	Amortized	Percent	Amortized	Percent
	cost	of total	cost	of total
	($ in millions)
Geographic distribution
New England	$613.9	4.1%	$640.6	4.6%
Middle Atlantic	4,139.7	27.5	3,927.3	28.0
East North Central	624.5	4.2	592.8	4.2
West North Central	237.2	1.6	205.8	1.5
South Atlantic	2,318.4	15.4	2,206.5	15.8
East South Central	438.5	2.9	422.5	3.0
West South Central	1,450.0	9.7	1,213.8	8.7
Mountain	931.8	6.2	968.6	6.9
Pacific	3,963.7	26.4	3,567.6	25.5
International	299.5	2.0	250.8	1.8
Total	$15,017.2	100.0%	$13,996.3	100.0%

Property type distribution
Office	$4,887.1	32.6%	$4,625.8	33.0%
Retail	2,052.6	13.7	2,305.6	16.5
Industrial	2,268.5	15.1	2,312.9	16.5
Apartments	5,246.9	34.9	4,250.5	30.4
Hotel	90.8	0.6	99.8	0.7
Mixed use/other	471.3	3.1	401.7	2.9
Total	$15,017.2	100.0%	$13,996.3	100.0%

Our residential mortgage loan portfolio is composed of first lien mortgages with an amortized cost of $1,485.7 million and $1,352.9 million and home equity mortgages with an amortized cost of $11.0 million and $15.1 million as of December 31, 2019 and December 31, 2018, respectively. Our first lien loans are concentrated in Chile and the United States. Our residential home equity mortgages are concentrated in the United States and are generally second lien mortgages comprised of closed-end loans and lines of credit.

Mortgage Loan Credit Monitoring

Commercial Credit Risk Profile Based on Internal Rating

We actively monitor and manage our commercial mortgage loan portfolio. All commercial mortgage loans are analyzed regularly and substantially all are internally rated, based on a proprietary risk rating cash flow model, in order to monitor the financial quality of these assets.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

4. Investments – (continued)

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

The amortized cost of our commercial mortgage loan portfolio by credit risk, as determined by our internal rating system expressed in terms of an S&P bond equivalent rating, was as follows:

	December 31, 2019
	Brick and mortar	CTL	Total
	(in millions)

A- and above	$13,885.2	$76.7	$13,961.9
BBB+ thru BBB-	943.1	83.8	1,026.9
BB+ thru BB-	23.3	—	23.3
B+ and below	5.1	—	5.1
Total	$14,856.7	$160.5	$15,017.2

	December 31, 2018
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$12,735.2	$84.3	$12,819.5
BBB+ thru BBB-	977.3	105.7	1,083.0
BB+ thru BB-	88.3	—	88.3
B+ and below	5.5	—	5.5
Total	$13,806.3	$190.0	$13,996.3

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

The amortized cost of our performing and non-performing residential mortgage loans was as follows:

	December 31, 2019
	First liens	Home equity	Total
	(in millions)

Performing	$1,474.2	$8.0	$1,482.2
Non-performing	11.5	3.0	14.5
Total	$1,485.7	$11.0	$1,496.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

4. Investments – (continued)

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

The amortized cost of mortgage loans on non-accrual status was as follows:

	December 31, 2019	December 31, 2018
	(in millions)
Residential:
First liens	$8.8	$10.1
Home equity	3.0	4.3
Total	$11.8	$14.4

The aging of our mortgage loans, based on amortized cost, was as follows:

	December 31, 2019
							Recorded
							investment
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total			more and
	past due	past due	due	past due	Current	Total loans	accruing
	(in millions)
Commercial-brick and mortar	$—	$—	$—	$—	$14,856.7	$14,856.7	$—
Commercial-CTL	—	—	—	—	160.5	160.5	—
Residential-first liens	46.6	9.3	11.2	67.1	1,418.6	1,485.7	2.7
Residential-home equity	0.8	—	0.3	1.1	9.9	11.0	—
Total	$47.4	$9.3	$11.5	$68.2	$16,445.7	$16,513.9	$2.7

	December 31, 2018
							Recorded
							investment
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total			more and
	past due	past due	due	past due	Current	Total loans	accruing
	(in millions)
Commercial-brick and mortar	$—	$—	$—	$—	$13,806.3	$13,806.3	$—
Commercial-CTL	—	—	—	—	190.0	190.0	—
Residential-first liens	44.3	8.4	12.1	64.8	1,288.1	1,352.9	2.5
Residential-home equity	0.8	0.6	0.4	1.8	13.3	15.1	—
Total	$45.1	$9.0	$12.5	$66.6	$15,297.7	$15,364.3	$2.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

4. Investments – (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

4. Investments – (continued)

A rollforward of our valuation allowance and ending balances of the allowance and loan balance by basis of impairment method was as follows:

	Commercial	Residential	Total
	(in millions)
For the year ended December 31, 2019
Beginning balance	$24.3	$3.1	$27.4
Provision	0.2	(3.2)	(3.0)
Charge-offs	—	(0.6)	(0.6)
Recoveries	—	3.2	3.2
Ending balance	$24.5	$2.5	$27.0
Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$—	$1.4	$1.4
Collectively evaluated for impairment	24.5	1.1	25.6
Allowance ending balance	$24.5	$2.5	$27.0
Loan balance by basis of impairment method:
Individually evaluated for impairment	$—	$11.4	$11.4
Collectively evaluated for impairment	15,017.2	1,485.3	16,502.5
Loan ending balance	$15,017.2	$1,496.7	$16,513.9

For the year ended December 31, 2018
Beginning balance	$25.8	$6.9	$32.7
Provision	(1.5)	(4.5)	(6.0)
Charge-offs	—	(2.4)	(2.4)
Recoveries	—	3.1	3.1
Ending balance	$24.3	$3.1	$27.4
Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$—	$1.4	$1.4
Collectively evaluated for impairment	24.3	1.7	26.0
Allowance ending balance	$24.3	$3.1	$27.4
Loan balance by basis of impairment method:
Individually evaluated for impairment	$—	$9.2	$9.2
Collectively evaluated for impairment	13,996.3	1,358.8	15,355.1
Loan ending balance	$13,996.3	$1,368.0	$15,364.3

For the year ended December 31, 2017
Beginning balance	$27.4	$17.5	$44.9
Provision	(1.6)	(10.4)	(12.0)
Charge-offs	—	(5.1)	(5.1)
Recoveries	—	4.9	4.9
Ending balance	$25.8	$6.9	$32.7
Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$—	$4.5	$4.5
Collectively evaluated for impairment	25.8	2.4	28.2
Allowance ending balance	$25.8	$6.9	$32.7
Loan balance by basis of impairment method:
Individually evaluated for impairment	$—	$12.5	$12.5
Collectively evaluated for impairment	12,897.3	1,273.4	14,170.7
Loan ending balance	$12,897.3	$1,285.9	$14,183.2

Impaired Mortgage Loans

Impaired mortgage loans are loans with a related specific valuation allowance, loans whose carrying amount has been reduced to the expected collectible amount because the impairment has been considered other than temporary or a loan modification has been classified as a troubled debt restructuring (“TDR”).

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

4. Investments – (continued)

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

	December 31, 2019
		Unpaid
	Recorded	principal	Related
	investment	balance	allowance
	(in millions)
With no related allowance recorded:
Residential-first liens	$0.8	$—	$—
With an allowance recorded:
Residential-first liens	6.8	5.1	0.2
Residential-home equity	3.8	5.0	1.2
Total:
Residential	$11.4	$10.1	$1.4

	December 31, 2018
		Unpaid
	Recorded	principal	Related
	investment	balance	allowance
	(in millions)
With no related allowance recorded:
Residential-first liens	$1.6	$1.6	$—
With an allowance recorded:
Residential-first liens	2.2	2.2	—
Residential-home equity	5.4	6.5	1.4
Total:
Residential	$9.2	$10.3	$1.4

	Average
	recorded	Interest income
	investment	recognized
	(in millions)
For the year ended December 31, 2019
With no related allowance recorded:
Residential-first liens	$1.2	$—
With an allowance recorded:
Residential-first liens	4.5	0.1
Residential-home equity	4.6	0.1
Total:
Residential	$10.3	$0.2

For the year ended December 31, 2018
With no related allowance recorded:
Residential-first liens	$1.3	$—
With an allowance recorded:
Residential-first liens	3.2	0.1
Residential-home equity	6.5	0.2
Total:
Residential	$11.0	$0.3

For the year ended December 31, 2017
With no related allowance recorded:
Residential-first liens	$1.2	$—
With an allowance recorded:
Residential-first liens	4.4	0.2
Residential-home equity	10.3	0.2
Total:
Residential	$15.9	$0.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

4. Investments – (continued)

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

We did not have any significant loans that were modified and met the criteria of a TDR in 2019, 2018 and 2017.

Real Estate

Depreciation expense on invested real estate was $60.0 million, $54.1 million and $55.9 million in 2019, 2018 and 2017, respectively. Accumulated depreciation was $526.0 million and $487.2 million as of December 31, 2019 and 2018, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

4. Investments – (continued)

Real Estate Transactions

In September 2017, we entered an exchange agreement to exit certain real estate joint ventures. The transaction resulted in us transferring our interest in certain real estate properties in exchange for our joint venture partner’s interest in certain other real estate properties. In a subsequent transaction we sold certain of these real estate properties to a third party. Both transactions closed in September 2017 and resulted in a net pre-tax realized capital gain of $690.9 million (net after-tax realized capital gain of $410.8 million).

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

	December 31,
	2019	2018
	(in millions)
Total assets	$158,439.7	$135,355.6
Total liabilities	88,455.8	80,265.4
Total equity	$69,983.9	$55,090.2
Net investment in unconsolidated entities (1)	$1,825.5	$1,723.7

	For the year ended
	December 31,
	2019	2018	2017
	(in millions)
Total revenues	$17,802.2	$15,389.4	$15,020.9
Net income	7,938.3	6,542.1	4,530.1
Our share of net income of unconsolidated entities (1)	222.5	161.6	232.7
(1)	Our most significant equity investee is Brasilprev Seguros e Previdencia, a co-managed joint venture in Brazil.

In addition, other investments include $782.9 million and $830.7 million of direct financing leases as of December 31, 2019 and 2018, respectively. Our Chilean operations enter into private placement contracts for commercial, industrial and office space properties whereby our Chilean operations purchase the real estate and/or building from the seller-lessee but then lease the property back to the seller-lessee. Ownership of the property is transferred to the lessee by the end of the lease term. The direct financing lease receivables are carried at amortized cost. We actively monitor and manage our direct financing leases. All leases within the portfolio are analyzed regularly and internally rated, based on financial condition, payment history and loan-to-value.

Furthermore, other investments include $734.1 million and $502.6 million of cash surrender value of company owned life insurance as of December 31, 2019 and 2018, respectively.

Derivative assets are carried at fair value and reported as a component of other investments. See Note 5, Derivative Financial Instruments, for further details. Certain sponsored investment funds are also carried at fair value and reported as a component of other investments, with changes in fair value included in net realized capital gains (losses) on our consolidated statements of operations. The fair value of these funds was $678.7 million and $719.7 million as of December 31, 2019 and 2018, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

4. Investments – (continued)

Securities Posted as Collateral

As of December 31, 2019 and 2018, we posted $4,062.0 million and $3,761.3 million, respectively, in commercial mortgage loans and residential first lien mortgages to satisfy collateral requirements associated with our obligation under funding agreements with Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, as of December 31, 2019 and 2018, we posted $2,749.4 million and $2,402.5 million, respectively, in fixed maturities, available-for-sale and trading securities to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant (“FCM”) agreements, a lending arrangement and our obligation under funding agreements with FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as mortgage loans, fixed maturities, available-for-sale and fixed maturities, trading, respectively, on our consolidated statements of financial position. Of the securities posted as collateral, as of December 31, 2019 and 2018, $163.9 million and $124.2 million, respectively, could be sold or repledged by the secured party.

Balance Sheet Offsetting

Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	assets (1)	instruments (2)	received	Net amount
	(in millions)
December 31, 2019
Derivative assets	$288.7	$(88.4)	$(197.6)	$2.7
Reverse repurchase agreements	23.6	—	(23.6)	—
Total	$312.3	$(88.4)	$(221.2)	$2.7

December 31, 2018
Derivative assets	$186.3	$(70.5)	$(108.1)	$7.7
Reverse repurchase agreements	53.0	—	(53.0)	—
Total	$239.3	$(70.5)	$(161.1)	$7.7
(1)	The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents, respectively, on the consolidated statements of financial position. The above excludes $6.0 million and $7.7 million of derivative assets as of December 31, 2019 and December 31, 2018, respectively, that are not subject to master netting agreements or similar agreements. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

4. Investments – (continued)

Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	liabilities (1)	instruments (2)	pledged	Net amount
	(in millions)
December 31, 2019
Derivative liabilities	$216.0	$(88.4)	$(118.3)	$9.3
December 31, 2018
Derivative liabilities	$153.4	$(70.5)	$(52.3)	$30.6
(1)	The gross amount of recognized derivative liabilities is reported with other liabilities on the consolidated statements of financial position. The above excludes $314.5 million and $138.3 million of derivative liabilities as of December 31, 2019 and December 31, 2018, respectively, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amounts of derivative liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative assets that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative liabilities for presentation on the consolidated statements of financial position.

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

Repurchase and reverse repurchase agreements include provisions to setoff other repurchase and reverse repurchase balances with the same counterparty. Repurchase and reverse repurchase agreements also include collateral provisions with the counterparties. For reverse repurchase agreements we require the counterparties to pledge collateral with a value greater than the amount of cash transferred. We have the right but do not sell or repledge collateral received in reverse repurchase agreements. Repurchase agreements are structured as secured borrowings for all counterparties. We pledge fixed maturities available-for-sale, which the counterparties have the right to sell or repledge. Interest incurred on repurchase agreements is reported as part of operating expenses on the consolidated statements of operations. Net proceeds related to repurchase agreements are reported as a component of financing activities on the consolidated statements of cash flows. We did not have any outstanding repurchase agreements as of December 31, 2019 and December 31, 2018.

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

December 31, 2019

5. Derivative Financial Instruments – (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

5. Derivative Financial Instruments – (continued)

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

December 31, 2019

5. Derivative Financial Instruments – (continued)

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

We posted $271.6 million and $106.6 million in cash and securities under collateral arrangements as of December 31, 2019 and December 31, 2018, respectively, to satisfy collateral and initial margin requirements associated with our derivative credit support agreements and FCM agreements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of December 31, 2019 and December 31, 2018, was $164.7 million and $109.7 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral triggers, we posted collateral and initial margin of $271.6 million and $106.6 million as of December 31, 2019 and December 31, 2018, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2019, we would be required to post an additional $42.6 million of collateral to our counterparties.

As of December 31, 2019 and December 31, 2018, we had received $156.8 million and $79.5 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

5. Derivative Financial Instruments – (continued)

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

	December 31, 2019	December 31, 2018
	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$35,173.6	$34,393.7
Interest rate options	1,416.9	1,126.9
Interest rate futures	142.5	260.0
Swaptions	62.0	—
Foreign exchange contracts:
Currency forwards	1,262.6	863.6
Currency swaps	1,027.2	898.6
Currency options	53.8	525.2
Equity contracts:
Equity options	1,672.8	1,522.5
Equity futures	149.5	491.7
Credit contracts:
Credit default swaps	165.0	420.0
Other contracts:
Embedded derivatives	9,742.3	9,452.3
Total notional amounts at end of period	$50,868.2	$49,954.5

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$181.9	$95.4
Interest rate options	28.3	16.3
Foreign exchange contracts:
Currency swaps	55.4	71.2
Currency forwards	4.9	2.8
Currency options	0.1	1.9
Equity contracts:
Equity options	30.5	7.7
Credit contracts:
Credit default swaps	0.5	2.4
Total gross credit exposure	301.6	197.7
Less: collateral received	208.3	122.9
Net credit exposure	$93.3	$74.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

5. Derivative Financial Instruments – (continued)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$—	$—	$21.3	$16.1
Foreign exchange contracts	30.0	37.6	15.2	13.5
Total derivatives designated as hedging instruments	$30.0	$37.6	$36.5	$29.6

Derivatives not designated as hedging instruments
Interest rate contracts	$204.2	$108.0	$16.7	$22.6
Foreign exchange contracts	29.5	38.4	100.2	72.9
Equity contracts	30.5	7.7	63.1	27.6
Credit contracts	0.5	2.3	1.2	4.4
Other contracts	—	—	312.8	134.6
Total derivatives not designated as hedging instruments	264.7	156.4	494.0	262.1

Total derivative instruments	$294.7	$194.0	$530.5	$291.7
(1)	The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.
(2)	The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivatives with a net liability fair value of $214.2 million and $45.2 million as of December 31, 2019 and December 31, 2018, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also may have purchased credit protection with identical underlyings to certain of our sold protection transactions. As of December 31, 2019 and December 31, 2018, we did not purchase credit protection relating to our sold protection transactions. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

5. Derivative Financial Instruments – (continued)

The following tables show our credit default swap protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	December 31, 2019
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
	(in millions)
Single name credit default swaps
Corporate debt
A	$5.0	$—	$5.0	0.5
BBB	70.0	0.2	70.0	2.6
Sovereign
BBB	15.0	0.3	15.0	2.0
Total credit default swap protection sold	$90.0	$0.5	$90.0	2.4

	December 31, 2018
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
	(in millions)
Single name credit default swaps
Corporate debt
AAA	$10.0	$0.1	$10.0	0.7
A	15.0	0.1	15.0	1.0
BBB	190.0	0.4	190.0	1.7
BB	10.0	—	10.0	0.5
CCC	15.0	(3.6)	15.0	0.9
Government/municipalities
AA	20.0	0.2	20.0	1.0
Sovereign
A	10.0	0.1	10.0	0.7
BBB	55.0	0.4	55.0	1.3
Total credit default swap protection sold	$325.0	$(2.3)	$325.0	1.4

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

December 31, 2019

5. Derivative Financial Instruments – (continued)

The following amounts were recorded on the consolidated statements of financial position related to cumulative basis adjustments for fair value hedges. The amortized cost includes the amortized cost basis and the fair value hedging basis adjustment.

			Cumulative amount of fair
			value hedging basis adjustment
Line item in the consolidated statements			included in the amortized cost
of financial position in which the	Amortized cost of hedged item		of the hedged item
hedged item is included	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(in millions)
Fixed maturities, available-for-sale:
Active hedging relationships	$142.0	$137.0	$18.1	$12.4
Discontinued hedging relationships	159.3	298.9	7.7	13.3
Total fixed maturities, available-for-sale in active or discontinued hedging relationships	$301.3	$435.9	$25.8	$25.7

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

The maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 0.5 years. As of December 31, 2019, we had $0.0 million of net gains reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from AOCI into net income.

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of financial position.

		Amount of gain (loss) recognized in AOCI on derivatives
Derivatives in cash flow		for the year ended December 31,
hedging relationships	Related hedged item	2019	2018	2017
		(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$(9.9)	$36.7	$(51.7)
Foreign exchange contracts	Fixed maturities, available-for-sale	(9.4)	20.8	(68.5)
Foreign exchange contracts	Investment contracts	—	(0.1)	—
Total		$(19.3)	$57.4	$(120.2)

We expect to reclassify net gains of $24.3 million from AOCI into net income in the next 12 months, which includes both net deferred gains on discontinued hedges and net losses on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

5. Derivative Financial Instruments – (continued)

Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations

The following tables show the effect of derivatives in fair value and cash flow hedging relationships and the related hedged items on the consolidated statements of operations.

	For the year ended December 31, 2019
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	(losses) related to	expenses
	of fixed	hedges of fixed	related to	Operating
	maturities,	maturities,	hedges of	expenses
	available-	available-	investment	related to
	for-sale	for-sale	contracts	hedges of debt
	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$3,998.4	$(52.8)	$9,905.8	$4,503.9

Losses on fair value hedging relationships:
Interest rate contracts:
Gain recognized on hedged item	$5.7	$—	$—	$—
Loss recognized on derivatives	(6.0)	—	—	—
Amortization of hedged item basis adjustments	(4.2)	—	—	—
Amounts related to periodic settlements on derivatives	(3.4)	—	—	—
Total loss recognized for fair value hedging relationships	$(7.9)	$—	$—	$—

Gains (losses) on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$19.8	$(0.6)	$(0.1)	$(4.8)
Gain reclassified from AOCI into net income as a result that a forecasted transaction is no longer probable of occurring	—	0.1	—	—

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	9.5	—	—
Amounts related to periodic settlements on derivatives	7.4	—	—	—
Total gain (loss) recognized for cash flow hedging relationships	$27.2	$9.0	$(0.1)	$(4.8)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

5. Derivative Financial Instruments – (continued)

	For the year ended December 31, 2018
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	(losses) related to	expenses
	of fixed	hedges of fixed	related to	Operating
	maturities,	maturities,	hedges of	expenses
	available-	available-	investment	related to
	for-sale	for-sale	contracts	hedges of debt
	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$3,629.2	$(75.4)	$8,192.5	$4,136.7

Losses on fair value hedging relationships:
Interest rate contracts:
Loss recognized on hedged item	$—	$(6.6)	$—	$—
Gain recognized on derivatives	—	6.2	—	—
Amortization of hedged item basis adjustments	(6.7)	—	—	—
Amounts related to periodic settlements on derivatives	(5.9)	—	—	—
Total loss recognized for fair value hedging relationships	$(12.6)	$(0.4)	$—	$—

Gains (losses) on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$20.9	$17.0	$(0.1)	$(10.7)
Gain reclassified from AOCI as a result that a forecasted transaction is no longer probable of occurring	—	0.3	—	—

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	12.7	—	—
Amounts related to periodic settlements on derivatives	6.0	—	(0.1)	—
Total gain (loss) recognized for cash flow hedging relationships	$26.9	$30.0	$(0.2)	$(10.7)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

5. Derivative Financial Instruments – (continued)

	For the year ended December 31, 2017
	Net
	investment				Benefits,
	income	Net realized capital gains (losses)			claims and
	related	Related to			settlement
	to hedges	hedges			expenses	Operating
	of fixed	fixed	Related to		related to	expenses
	maturities,	maturities,	hedges of		hedges of	related to
	available-	available-	investment		investment	hedges
	for-sale	for-sale	contracts	Total	contracts	of debt
	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$3,459.3			$524.2	$7,822.6	$3,893.8

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Gain (loss) recognized on hedged item	$—	$(5.2)	$0.6	$(4.6)	$—	$—
Gain (loss) recognized on derivatives	—	4.7	(0.6)	4.1	—	—
Amortization of hedged item basis adjustments	(11.6)	—	—	—	(0.5)	—
Amounts related to periodic settlements on derivatives	(10.3)	—	—	—	0.9	—
Total gain (loss) recognized for fair value hedging relationships	$(21.9)	$(0.5)	$—	$(0.5)	$0.4	$—

Gains (losses) on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$21.0	$(0.6)	$—	$(0.6)	$—	$(10.8)
Gain reclassified from AOCI as a result that a forecasted transaction is no longer probable of occurring	—	0.2	—	0.2	—	—

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	22.0	—	22.0	—	—
Amounts related to periodic settlements on derivatives	7.1	—	—	—	(1.1)	—
Total gain (loss) recognized for cash flow hedging relationships	$28.1	$21.6	$—	$21.6	$(1.1)	$(10.8)

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

	Amount of gain (loss) recognized in
	net income on derivatives for the
	year ended December 31,
Derivatives not designated as hedging instruments	2019	2018	2017
	(in millions)
Interest rate contracts	$218.0	$(27.6)	$(26.9)
Foreign exchange contracts	(58.6)	(64.2)	59.4
Equity contracts	(132.9)	(31.0)	(181.3)
Credit contracts	(3.6)	(1.6)	(15.9)
Other contracts	(168.1)	108.5	11.5
Total	$(145.2)	$(15.9)	$(153.2)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

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

A policyholder dividend obligation (“PDO”) is required to be established for higher than expected earnings in the Closed Block that will need to be paid as dividends unless future performance of the Closed Block is less favorable than originally expected. A model of the Closed Block was established to produce the pattern of expected earnings, assets and liabilities in the Closed Block. These projections are utilized to determine ratios that will allow us to compare actual cumulative earnings to expected cumulative earnings and determine the amount of the PDO. As of December 31, 2019 and 2018, the PDO was $202.7 million and $36.6 million, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

6.  Closed Block – (continued)

Closed Block liabilities and assets designated to the Closed Block were as follows:

	December 31, 2019	December 31, 2018
	(in millions)
Closed Block liabilities
Future policy benefits and claims	$3,563.1	$3,732.5
Other policyholder funds	6.6	6.5
Policyholder dividends payable	199.1	211.3
Policyholder dividends obligation	202.7	36.6
Other liabilities	7.8	9.5
Total Closed Block liabilities	3,979.3	3,996.4

Assets designated to the Closed Block
Fixed maturities, available-for-sale	2,269.6	2,176.4
Fixed maturities, trading	2.6	2.5
Equity securities	1.1	1.0
Mortgage loans	622.8	678.5
Policy loans	486.0	510.5
Other investments	46.4	33.8
Total investments	3,428.5	3,402.7
Cash and cash equivalents	47.5	42.1
Accrued investment income	38.1	39.5
Premiums due and other receivables	9.7	10.0
Deferred tax asset	29.5	30.5
Total assets designated to the Closed Block	3,553.3	3,524.8
Excess of Closed Block liabilities over assets designated to the Closed Block	426.0	471.6
Amounts included in accumulated other comprehensive income	0.9	5.2
Maximum future earnings to be recognized from Closed Block assets and liabilities	$426.9	$476.8

Closed Block revenues and expenses were as follows:

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Revenues
Premiums and other considerations	$227.6	$244.2	$275.6
Net investment income	154.4	160.5	169.4
Net realized capital gains (losses)	7.4	(3.4)	(5.8)
Total revenues	389.4	401.3	439.2
Expenses
Benefits, claims and settlement expenses	204.4	211.5	245.6
Dividends to policyholders	116.3	120.9	122.0
Operating expenses	2.9	3.3	3.5
Total expenses	323.6	335.7	371.1
Closed Block revenues, net of Closed Block expenses, before income taxes	65.8	65.6	68.1
Income taxes	12.9	11.1	46.0
Closed Block revenues, net of Closed Block expenses and income taxes	52.9	54.5	22.1
Funding adjustments	(3.0)	(0.5)	(4.4)
Closed Block revenues, net of Closed Block expenses, income taxes and funding adjustments	$49.9	$54.0	$17.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

6. Closed Block – (continued)

The change in maximum future earnings of the Closed Block was as follows:

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Beginning of year	$476.8	$532.1	$549.8
Effects of implementation of accounting changes (1)	—	1.3	—
End of year	426.9	476.8	532.1
Change in maximum future earnings	$(49.9)	$(54.0)	$(17.7)
(1)	Includes the effects of implementation of accounting changes related to equity investments and the reclassification of certain tax effects.

Principal Life charges the Closed Block with U.S. federal income taxes, payroll taxes, state and local premium taxes and other state or local taxes, licenses and fees as provided in the plan of reorganization.

7. Deferred Acquisition Costs

Acquisition costs deferred and amortized were as follows:

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Balance at beginning of year	$3,693.5	$3,540.7	$3,380.2
Costs deferred during the year	473.5	414.9	421.8
Amortized to expense during the year (1)	(347.0)	(253.5)	(234.6)
Adjustment related to unrealized (gains) losses on available-for-sale securities and derivative instruments	(298.7)	184.9	(26.7)
Other (2)	—	(193.5)	—
Balance at end of year	$3,521.3	$3,693.5	$3,540.7
(1)	Includes adjustments for revisions to EGPs.
(2)	Reflects the impact of capitalized costs written off or transferred from DAC to a contract cost asset as a result of adopting revenue recognition guidance in 2018. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Recent Accounting Pronouncements” for further details.

8. Insurance Liabilities

Contractholder Funds

Major components of contractholder funds in the consolidated statements of financial position were as follows:

	December 31,
	2019	2018
	(in millions)
Liabilities for investment contracts:
Liabilities for individual annuities	$13,457.5	$12,913.9
GICs	10,423.5	10,321.7
Funding agreements	8,640.6	7,729.5
Other investment contracts	1,596.7	1,652.2
Total liabilities for investment contracts	34,118.3	32,617.3
Universal life and other reserves	7,249.2	7,082.4
Total contractholder funds	$41,367.5	$39,699.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

8.  Insurance Liabilities – (continued)

Our GICs and funding agreements contain provisions limiting or prohibiting early surrenders, which typically include penalties for early surrenders, minimum notice requirements or, in the case of funding agreements with survivor options, minimum pre-death holding periods and specific maximum amounts.

Funding agreements include those issued directly to nonqualified institutional investors and those issued to the FHLB Des Moines under their membership funding programs. As of December 31, 2019 and 2018, $4,010.9 million and $3,512.2 million, respectively, of liabilities were outstanding with respect to issuances under the program with FHLB Des Moines. In addition, we have five separate  programs where the funding agreements have been issued directly or indirectly to unconsolidated special purpose entities. Claims for principal and interest under funding agreements are afforded equal priority to claims of life insurance and annuity policyholders under insolvency provisions of Iowa Insurance Laws.

Principal Life was authorized to issue up to $4.0 billion of funding agreements under a program established in 1998 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. As of December 31, 2019 and 2018, $75.2 million and $109.6 million, respectively, of liabilities were outstanding with respect to the issuance outstanding under this program. Principal Life was also authorized to issue up to Euro 4.0 billion (approximately USD$5.3 billion) of funding agreements under a program established in 2006 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. The unaffiliated entity is an unconsolidated special purpose entity. As of December 31, 2019 and 2018, $112.2 million and $114.4 million, respectively, of liabilities were outstanding with respect to issuances outstanding under this program. Principal Life does not anticipate any new issuance activity under either of these programs due to the existence of the program established in 2011 described below.

In addition, Principal Life was authorized to issue up to $7.0 billion of funding agreements under a program established in 2001 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. The unaffiliated entity is an unconsolidated special purpose entity. As of December 31, 2019 and 2018, $201.7 million and $201.6 million, respectively, of liabilities were being held with respect to issuances outstanding under this program. Principal Life does not anticipate any new issuance activity under this program, given our December 2005 termination of the dealership agreement for this program and the availability of the program established in 2011 described below.

Additionally, Principal Life was authorized to issue up to $9.0 billion of funding agreements under a program that was originally established in March 2004 to support the prospective issuance of medium term notes by unaffiliated entities in both domestic and international markets. Under this program, both the notes and the supporting funding agreements were registered with the United States Securities and Exchange Commission (“SEC”). As of both December 31, 2019 and 2018, $26.2 million of liabilities were being held with respect to issuances outstanding under this program. In contrast with direct funding agreements, GIC issuances and the other three funding agreement-backed medium term note programs described above, Principal Life's payment obligations on each funding agreement issued under this SEC-registered program are guaranteed by PFG. Principal Life does not anticipate any new issuance activity under this program due to the existence of the program established in 2011 described below.

Principal Life was authorized to issue up to $5.0 billion of funding agreements under a program that was originally established in 2011 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. The unaffiliated entity is an unconsolidated special purpose entity. In June 2015, this program was amended to authorize issuance of up to an additional $4.0 billion in recognition of the use of nearly all $5.0 billion of existing issuance authorization. In November 2017, this program was amended to authorize issuance of up to an additional $4.0 billion. As of December 31, 2019 and 2018, $4,214.3 million and $3,765.3 million, respectively, of liabilities were being held with respect to issuances outstanding under this program. Similar to the SEC-registered program, Principal Life’s payment obligations on each funding agreement issued under this program are guaranteed by PFG. The program established in 2011 is not registered with the SEC.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

8. Insurance Liabilities – (continued)

Liability for Unpaid Claims

The liability for unpaid claims is reported in future policy benefits and claims within our consolidated statements of financial position. Activity associated with unpaid claims was as follows:

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Balance at beginning of year	$2,252.7	$2,130.5	$2,001.3
Less: reinsurance recoverable	404.3	375.8	340.3
Net balance at beginning of year	1,848.4	1,754.7	1,661.0
Incurred:
Current year	1,361.3	1,268.8	1,196.6
Prior years	0.8	0.3	18.2
Total incurred	1,362.1	1,269.1	1,214.8
Payments:
Current year	869.4	815.7	767.2
Prior years	379.4	359.7	353.9
Total payments	1,248.8	1,175.4	1,121.1
Net balance at end of year	1,961.7	1,848.4	1,754.7
Plus: reinsurance recoverable	403.8	404.3	375.8
Balance at end of year	$2,365.5	$2,252.7	$2,130.5

Amounts not included in the rollforward above:
Claim adjustment expense liabilities	$57.9	$54.6	$50.7

Incurred liability adjustments relating to prior years, which affected current operations during 2019, 2018 and 2017, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid claims.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

8.  Insurance Liabilities – (continued)

LTD and Group Life Waiver Claims

											Incurred	Cumulative
											but not	number of
											reported	reported
	Net incurred claims (1)										claims	claims
	December 31,
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2019	2019
	($ in millions)
Incurral year
2010	$184.1	$176.7	$176.2	$172.0	$162.7	$155.7	$154.1	$153.4	$152.1	$151.8	$0.1	5,649
2011		203.7	192.6	185.4	184.8	178.4	172.3	169.6	167.6	166.5	0.1	6,290
2012			217.9	200.0	191.1	189.5	181.8	174.8	173.3	171.9	0.1	6,444
2013				219.3	203.3	188.4	190.7	182.3	179.5	177.1	0.1	7,050
2014					242.2	231.4	214.4	218.1	206.2	201.9	0.1	7,596
2015						231.0	227.2	217.2	215.3	208.2	0.1	7,174
2016							229.8	228.4	219.4	219.5	5.4	6,161
2017								238.4	239.7	243.1	8.0	6,053
2018									239.4	245.1	3.8	5,668
2019										255.2	104.6	3,472
Total net incurred claims										$2,040.3

	Net cumulative paid claims (1)
	December 31,
	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(in millions)
Incurral year
2010	$10.4	$46.5	$67.1	$78.4	$85.9	$94.2	$100.9	$107.2	$112.1	$116.7
2011		11.2	50.0	72.5	85.7	95.4	105.2	112.6	119.3	125.4
2012			13.8	55.1	80.8	93.7	104.6	112.9	120.0	126.1
2013				12.5	55.0	81.4	97.0	106.4	116.4	123.2
2014					16.1	66.0	96.3	111.8	122.3	132.4
2015						16.9	67.0	98.0	114.6	126.8
2016							16.2	70.6	105.6	124.9
2017								17.8	76.5	115.0
2018									20.1	79.9
2019										19.2
Total net paid claims										1,089.6
All outstanding liabilities for unpaid claims prior to 2010 net of reinsurance										237.8
Total outstanding liabilities for unpaid claims net of reinsurance										$1,188.5
(1)	2010-2018 unaudited.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

8. Insurance Liabilities – (continued)

Dental, Vision, STD, Critical Illness and Accident Claims

			Incurred	Cumulative
			but not	number of
			reported	reported
	Net incurred claims (1)		claims	claims
	December 31,
	2018	2019	2019	2019
	($ in millions)
Incurral year
2018	$648.3	$640.0	$—	3,032,617
2019		724.7	45.0	3,184,519
Total net incurred claims		$1,364.7

	Net cumulative
	paid claims (1)
	December 31,
	2018	2019
	(in millions)
Incurral year
2018	$589.1	$640.0
2019		653.5
Total net paid claims		1,293.5
All outstanding liabilities for unpaid claims prior to 2018 net of reinsurance		—
Total outstanding liabilities for unpaid claims net of reinsurance		$71.2
(1)	2018 unaudited.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

8. Insurance Liabilities – (continued)

Group Life Claims

			Incurred	Cumulative
			but not	number of
			reported	reported
	Net incurred claims (1)		claims	claims
	December 31,
	2018	2019	2019	2019
	($ in millions)
Incurral year
2018	$239.6	$238.4	$0.7	5,220
2019		228.3	23.0	4,625
Total net incurred claims		$466.7

	Net cumulative
	paid claims (1)
	December 31,
	2018	2019
	(in millions)
Incurral year
2018	$193.9	$236.5
2019		181.7
Total net paid claims		418.2
All outstanding liabilities for unpaid claims prior to 2018 net of reinsurance		1.0
Total outstanding liabilities for unpaid claims net of reinsurance		$49.5
(1)	2018 unaudited.

Reconciliation of Unpaid Claims to Liability for Unpaid Claims

Our reconciliation of net outstanding liabilities for unpaid claims of short-duration contracts to the liability for unpaid claims follows:

	December 31, 2019
		Dental, Vision, STD,
	LTD and Group Life	Critical Illness and
	Waiver	Accident	Group Life	Consolidated
	(in millions)
Net outstanding liabilities for unpaid claims	$1,188.5	$71.2	$49.5	$1,309.2

Reconciling items:
Reinsurance recoverable on unpaid claims	56.4	—	0.9	57.3
Impact of discounting	(215.0)	—	—	(215.0)
Liability for unpaid claims - short-duration contracts	$1,029.9	$71.2	$50.4	1,151.5
Insurance contracts other than short-duration				1,214.0
Liability for unpaid claims				$2,365.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

8. Insurance Liabilities – (continued)

Claim Duration and Payout

Our historical average percentage of claims paid in each year from incurral was as follows:

	December 31, 2019 (1)
		Dental, Vision, STD,
	LTD and Group Life	Critical Illness and	Group
Year	Waiver	Accident	Life
1	7.6%	91.7%	81.7%
2	24.2	8.0	17.0
3	14.9
4	8.1
5	5.6
6	5.3
7	4.2
8	3.9
9	3.5
10	3.1
(1)	Unaudited.

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

				Dental, Vision, STD,
	LTD and Group Life			Critical Illness and
	Waiver			Accident			Group Life
	($ in millions)
Carrying amount of liabilities for unpaid claims
December 31, 2019			$1,029.9			$71.2			$50.4
December 31, 2018			1,020.0			59.3			49.7
Range of discount rates
December 31, 2019	3.3	-	7.0%	—	-	—%	—	-	—%
December 31, 2018	3.3	-	7.0	—	-	—	—	-	—
Aggregate amount of discount
December 31, 2019			$215.0			$—			$—
December 31, 2018			217.7			—			—
Interest accretion
For the year ended:
December 31, 2019			$34.2			$—			$—
December 31, 2018			34.5			—			—
December 31, 2017			35.0			—			—

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

9. Debt

Short-Term Debt

The components of short-term debt were as follows:

			December 31, 2019
	Financing			Short-term debt
Obligor/Applicant	structure	Maturity	Capacity	outstanding
			(in millions)
PFG, Principal Financial Services, Inc. ("PFS"),
Principal Life as co-borrowers	Credit facility	November 2023	$600.0	$—
PFG, PFS, Principal Life and Principal Financial
Services V (UK) LTD as co-borrowers	Credit facility	November 2023	200.0	—
Principal International Chile (1)	Unsecured lines of credit		134.5	93.4
Principal Life	Unsecured line of credit	September 2020	60.0	—
Total			$994.5	$93.4

			December 31, 2018
	Financing			Short-term debt
Obligor/Applicant	structure	Maturity	Capacity	outstanding
			(in millions)
PFG, PFS, Principal Life as co-borrowers	Credit facility	November 2023	$600.0	$—
PFG, PFS, Principal Life and Principal Financial
Services V (UK) LTD as co-borrowers	Credit facility	November 2023	200.0	—
Principal International Chile (1)	Unsecured lines of credit		141.4	42.9
Principal Life	Unsecured line of credit	September 2019	60.0	—
Total			$1,001.4	$42.9
(1)	The unsecured lines of credit can be used for repurchase agreements or other borrowings. Each line has a maturity of less than one year.

Our revolving credit facilities are committed and available for general corporate purposes. These credit facilities also provide 100% back-stop support for our commercial paper program, of which we had no outstanding balances as of December 31, 2019 and 2018. The weighted-average interest rate on short-term borrowings as of December 31, 2019 and 2018, was 3.4% and 3.9%, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

9. Debt – (continued)

Long-Term Debt

The components of long-term debt were as follows:

	December 31, 2019
	Principal	Net unamortized discount, premium and debt issuance costs	Carrying amount
	(in millions)
3.3% notes payable, due 2022	$300.0	$(1.0)	$299.0
3.125% notes payable, due 2023	300.0	(1.0)	299.0
3.4% notes payable, due 2025	400.0	(2.6)	397.4
3.1% notes payable, due 2026	350.0	(2.5)	347.5
3.7% notes payable, due 2029	500.0	(6.1)	493.9
6.05% notes payable, due 2036	505.6	(2.4)	503.2
4.625% notes payable, due 2042	300.0	(3.2)	296.8
4.35% notes payable, due 2043	300.0	(3.3)	296.7
4.3% notes payable, due 2046	300.0	(3.3)	296.7
4.7% notes payable, due 2055	400.0	(4.9)	395.1
Non-recourse mortgages and notes payable	107.6	1.2	108.8
Total long-term debt	$3,763.2	$(29.1)	$3,734.1

	December 31, 2018
	Principal	Net unamortized discount, premium and debt issuance costs	Carrying amount
	(in millions)
3.3% notes payable, due 2022	$300.0	$(1.5)	$298.5
3.125% notes payable, due 2023	300.0	(1.2)	298.8
3.4% notes payable, due 2025	400.0	(3.0)	397.0
3.1% notes payable, due 2026	350.0	(2.7)	347.3
6.05% notes payable, due 2036	505.6	(2.6)	503.0
4.625% notes payable, due 2042	300.0	(3.3)	296.7
4.35% notes payable, due 2043	300.0	(3.3)	296.7
4.3% notes payable, due 2046	300.0	(3.3)	296.7
4.7% notes payable, due 2055	400.0	(4.9)	395.1
Non-recourse mortgages and notes payable	128.5	1.3	129.8
Total long-term debt	$3,284.1	$(24.5)	$3,259.6

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

9. Debt – (continued)

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

The non-recourse mortgages and notes payable are primarily financings for real estate developments. Outstanding principal balances as of December 31, 2019, ranged from $3.7 million to $64.2 million per development with interest rates ranging from 3.9% to 4.8%. Outstanding principal balances as of December 31, 2018, ranged from $3.8 million to $58.4 million per development with interest rates ranging from 3.9% to 4.8%. Outstanding debt is secured by the underlying real estate properties, which were reported as real estate on our consolidated statements of financial position with a carrying value of $238.2 million and $307.3 million as of December 31, 2019 and 2018, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

9. Debt – (continued)

As of December 31, 2019, future annual maturities of long-term debt were as follows (in millions):

Year ending December 31:
2020	$65.9
2021	1.8
2022	300.7
2023	314.0
2024	17.5
Thereafter	3,034.2
Total future maturities of long-term debt	$3,734.1

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

The put options described above will be exercised automatically in full if we fail to make certain payments to the trusts, including any failure to pay the put option premium or expense reimbursements when due, if such failure is not cured within 30 days, and upon certain bankruptcy events involving us or PFS. We are also required to exercise the put option in full: (i) if we reasonably believe that our consolidated shareholders’ equity, calculated in accordance with U.S. GAAP but excluding AOCI and noncontrolling interest, has fallen below $4.0 billion, subject to adjustment in certain cases; (ii) upon the occurrence of an event of default under the 4.111% Senior Notes and 4.682% Senior Notes; and (iii) if certain events occur relating to each trust’s status as an "investment company" under the Investment Company Act of 1940. In addition, we are required to purchase from the trusts any principal and interest strips of U.S. Treasury securities that are due and not paid.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

10. Income Taxes

Income Taxes (Benefits)

Our income taxes (benefit) were as follows:

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Current income taxes (benefits):
U.S. federal	$31.9	$(48.9)	$(4.4)
State	18.1	10.3	48.9
Foreign	45.6	51.7	38.1
Tax benefit of operating loss carryforward	(3.0)	(13.5)	(21.5)
Total current income taxes (benefits)	92.6	(0.4)	61.1
Deferred income taxes (benefits):
U.S. federal	108.6	224.3	(208.2)
State	6.9	19.2	42.5
Foreign	41.1	(12.4)	32.3
Total deferred income taxes (benefits)	156.6	231.1	(133.4)
Income taxes (benefits)	$249.2	$230.7	$(72.3)

Our income before income taxes was as follows:

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Domestic	$1,365.1	$1,658.1	$1,848.5
Foreign	328.2	126.3	403.7
Total income before income taxes	$1,693.3	$1,784.4	$2,252.2

Effective Income Tax Rate

Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate was as follows:

	For the year ended December 31,
	2019	2018	2017

U.S. corporate income tax rate	21%	21%	35%
Dividends received deduction	(5)	(4)	(8)
Tax credits	(3)	(3)	(2)
Impact of equity method presentation	(2)	(1)	(2)
Impact of the Tax Cuts and Jobs Act	—	(3)	(25)
Interest exclusion from taxable income	—	(1)	(1)
State income taxes	1	1	2
Local country permanent tax adjustments	1	1	—
Other	2	2	(2)
Effective income tax rate	15%	13%	(3)%

The U.S. tax reform enacted on December 22, 2017, made broad and complex changes to the U.S. Internal Revenue Code applicable to us. The U.S. statutory tax rate was reduced from 35% to 21% effective January 1, 2018. Other provisions of U.S. tax reform effective January 1, 2018, included, but were not limited to: 1) provisions reducing the dividends received deduction; 2) essentially eliminating U.S. federal income taxes on dividends from foreign subsidiaries; 3) retaining an element of current inclusion of certain earnings of controlled foreign corporations; 4) eliminating the corporate alternative minimum tax (“AMT”); and, 5) changing how existing AMT credits are realized.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

10.  Income Taxes – (continued)

Unrecognized Tax Benefits

Our changes in unrecognized tax benefits were as follows:

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Balance at beginning of period	$42.1	$194.1	$207.8
Additions based on tax positions related to the current year	0.1	0.8	7.2
Additions for tax positions of prior years	23.1	43.7	20.2
Reductions for tax positions related to the current year	(3.2)	(10.6)	(3.3)
Reductions for tax positions of prior years	(0.5)	(23.2)	(1.1)
Settlements	—	(162.7)	(36.7)
Balance at end of period (1)	$61.6	$42.1	$194.1
(1)	If recognized, $4.4 million of the above amount of unrecognized tax benefits would reduce our 2019 effective income tax rate. We recognize interest and penalties related to uncertain tax positions in operating expenses within the consolidated statements of operations.

As of December 31, 2019, 2018 and 2017, we had recognized $0.9 million, $1.6 million and $125.5 million of accumulated pre-tax interest and penalties related to unrecognized tax benefits, respectively. We do not believe there is a reasonable possibility the total amount of the unrecognized tax benefits will significantly increase or decrease in the next twelve months considering recent settlements and the status of current and pending Internal Revenue Service (“IRS”) examinations. Settlement agreements applicable to tax years 1995 to 2003 were executed in 2018 with the Department of Justice, as previously approved by the Joint Committee of Taxation in August 2017. In 2019, an IRS 30-day letter on examination of tax years 2009 through 2012 was received, and the IRS began its examination of tax years 2015 through 2017.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

10. Income Taxes – (continued)

Net Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our significant components of net deferred income taxes were as follows:

	December 31,
	2019	2018
	(in millions)
Deferred income tax assets:
Investments, including derivatives	$237.0	$165.6
Insurance liabilities	143.2	—
Net operating and capital loss carryforwards	71.1	80.8
Tax credit carryforwards	106.0	163.3
Employee benefits	338.9	327.3
Foreign currency translation	14.0	28.1
Other deferred income tax assets	45.2	33.8
Gross deferred income tax assets	955.4	798.9
Valuation allowance	(16.7)	(17.0)
Total deferred income tax assets	938.7	781.9
Deferred income tax liabilities:
Deferred acquisition costs	(562.9)	(615.8)
Investments, including derivatives	(443.7)	(298.1)
Net unrealized gains on available-for-sale securities	(1,039.9)	(98.1)
Real estate	(147.9)	(144.9)
Intangible assets	(342.3)	(310.0)
Insurance liabilities	—	(60.2)
Other deferred income tax liabilities	(75.0)	(71.9)
Total deferred income tax liabilities	(2,611.7)	(1,599.0)
Total net deferred income tax liabilities	$(1,673.0)	$(817.1)

Our net deferred income taxes by jurisdiction were as follows:

	December 31,
	2019	2018
	(in millions)
Deferred income tax assets:
State	$94.9	$108.2
Foreign	28.7	33.1
Net deferred income tax assets	123.6	141.3
Deferred income tax liabilities:
U.S. federal	(1,507.6)	(708.2)
Foreign	(289.0)	(250.2)
Net deferred income tax liabilities	(1,796.6)	(958.4)
Total net deferred income tax liabilities	$(1,673.0)	$(817.1)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

10.  Income Taxes – (continued)

In management’s judgment, total deferred income tax assets are more likely than not to be realized. Included in the deferred income tax asset are tax carryforwards available to offset future taxable income or income taxes. As of December 31, 2019 and 2018, we had tax credit carryforwards for U.S. federal income tax purposes of $106.0 million and $163.3 million, respectively. Alternative minimum, foreign and general business tax credit carryovers were generated during and since the period we utilized net operating losses, primarily attributable to our captive reinsurance companies that joined our consolidated U.S. federal income tax return beginning in 2012 and 2013. The AMT credit carryforwards became refundable in 2018 and will be fully recovered by 2021, and the other tax credits will expire by 2028 if unused. As of December 31, 2019, all accumulated U.S. federal tax credit carryforwards are anticipated to be utilized before expiration; therefore, no valuation allowance has been provided for the related deferred income tax assets.

As of December 31, 2019 and 2018, domestic state net operating loss carryforwards were $190.4 million and $309.6 million, respectively, and will expire between 2026 and 2036. As of December 31, 2019 and 2018, foreign net operating loss carryforwards were $186.1 million and $191.3 million, respectively, with some expiring in 2019 while others never expire. We maintain valuation allowances by jurisdiction against the deferred income tax assets related to certain of these carryforwards and other items, as utilization of these income tax benefits fail the more likely than not criteria in certain jurisdictions. As of December 31, 2019 and 2018, valuation allowances of $16.7 million and $17.0 million, respectively, had been recorded against the income tax benefits associated primarily with foreign net operating loss carryforwards. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of the deferred income tax assets that are more likely than not to be realized. Provisions of the U.S. tax reform did not affect the valuation allowance assessment.

The effects of tax legislation on deferred taxes are recognized in the period of enactment. The State of Iowa coupled with the Internal Revenue Code effective January 1, 2019, and subsequently issued interpretative guidance in the fourth quarter of 2019 on application of the U.S. Global Intangible Low Taxed Income rules. The State of Iowa's interpretation resulted in an $11.1 million increase in total income tax expense for adjustments to deferred tax assets and liabilities. The primary impact of U.S. tax reform on our 2017 financial results was associated with the effect of reducing the U.S. statutory tax rate from 35% to 21% on our deferred tax balances as of December 31, 2017, and a one-time deemed repatriation tax on certain unremitted earnings of foreign subsidiaries. The effects of the U.S. tax reform were reflected in the 2017 financial statements as determined or as reasonably estimated provisional amounts based on available information subject to interpretation in accordance with the SEC’s Staff Accounting Bulletin No. 118 (“SAB 118”). The provisional amounts were primarily associated with estimation of the one-time deemed repatriation tax considering complexity as well as limited and changing technical tax guidance. Further, the provisional amounts also apply in regard to other potential technical interpretations of accounting and taxing authorities related to elements of the U.S. tax reform subject to change. Proposed regulations issued August 1, 2018, clarifying the calculation of the one-time deemed repatriation tax, allowed for final determination of the 2017 provisional amount. The impact of final §965 regulations issued on January 15, 2019, and subsequent clarification was immaterial. The one-time deemed repatriation tax in 2017 was based on the greater of unremitted earnings and profits from foreign operations of our subsidiaries determined as of November 2, 2017 or December 31, 2017, which amounted to $43.0 million. The provisional amount of $43.0 million reported in 2017 was adjusted by $5.9 million in 2018 to $48.9 million to reflect the SAB 118 final determination within the required one-year measurement period.

Deferred tax liabilities are recognized for taxes payable on the unremitted earnings from foreign operations of our subsidiaries, except where it is our intention to indefinitely reinvest a portion or all of these undistributed earnings. As of December 31, 2019 and 2018, any applicable taxes that would be due upon repatriation were not provided on approximately $1,001.5 million and $1,184.0 million, respectively, of such accumulated but undistributed earnings from operations of foreign subsidiaries. We currently do not intend to repatriate these unremitted earnings because we have several liquidity options to fund our domestic operations and obligations. These options include investing and financing activities, such as issuing debt, as well as cash flow and dividends from domestic operations. As of December 31, 2019 and 2018, it was not practicable to determine the amount of the unrecognized deferred tax liability that would arise if foreign earnings were remitted, due to the complexity of our international holding company structure, and other significant tax attributes and varying state tax laws. Under the participation exemption available on distributions post-U.S. tax reform, taxes on remittances would be limited to foreign currency gains or losses, foreign withholding taxes, and state income taxes, which we would anticipate to be immaterial.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

10.  Income Taxes – (continued)

As of December 31, 2019, deferred taxes were also not provided on the approximately $106.2 million of excess book carrying value over tax basis with respect to the original investment in our foreign subsidiaries. A tax liability will be recognized when we no longer plan to indefinitely reinvest a portion or all of these earnings or when we plan to sell a portion or all of our ownership interest.

Other Tax Information

Income tax returns are filed in U.S. federal jurisdiction as well as various states and foreign jurisdictions where we and one or more of our subsidiaries conduct business. Although determined by jurisdiction, with few exceptions our tax uncertainties relate primarily to the U.S. federal jurisdiction. The IRS has completed examination of our consolidated U.S. federal income tax returns for years prior to 2009. A settlement was reached in 2018 with the Department of Justice involving a suit in the Court of Federal Claims, requesting refunds for the years 1995-2003. IRS claims for refund for tax years 2004 through 2008, following settlement of a partnership matter with the Department of Justice in March 2019, are expected to be finalized in 2020 following review by the Joint Committee of Taxation. As of December 31, 2019 and 2018, we had $195.3 million and $193.0 million, respectively, of current income tax receivables associated with outstanding audit issues reported as other assets in our consolidated statements of financial position.

We filed claims for refund for tax years 2006 through 2008 in 2015 and tax year 2012 in 2016. The IRS commenced audit of our U.S. federal income tax return for 2009 in the fourth quarter of 2011, 2010 in the first quarter of 2012, 2011 in the first quarter of 2013, 2012 in the third quarter of 2015 and 2015 through 2017 in the first quarter of 2019. The U.S. federal statute of limitations expired for years prior to 2009, except for pending audit issues. The statute was extended until December 31, 2020, for 2009 through 2012, has expired for 2013 and 2014, and was extended or remains open for tax years 2015 through 2017 through October 15, 2021. The ultimate settlement of earlier tax years can be adjusted into subsequent tax years regardless of statute status. We do not expect the results of these audits, subsequent related adjustments or developments in other tax areas for all open tax years to significantly change the possible increase in the amount of unrecognized tax benefits, but the outcome of tax reviews is uncertain and unforeseen results can occur.

We believe we have adequate defenses against, or sufficient provisions for, contested issues, but final resolution could take several years while legal remedies are pursued. Consequently, we do not expect the resolved issues from tax years 1995-2003 or those that might arise in tax years subsequent to 2003 to have a material impact on our net income.

11. Employee and Agent Benefits

We provide a U.S. qualified defined benefit pension plan, covering U.S. employees that meet certain eligibility requirements and certain agents contracted on or before December 31, 2018. A final average pay benefit formula has been in place for plan participants employed prior to January 1, 2002. For agents, this formula ended on December 31, 2018, and for employees the formula will end on December 31, 2022. The final average pay benefit is based on the years of service and generally the employee's or agent's average annual compensation during the last five years prior to the earliest of termination, retirement or the formula end date. A cash balance benefit was added on January 1, 2002. A participant's cash balance account is credited with an amount based on the participant’s salary, age and service. These credits accrue with interest. For plan participants hired on and after January 1, 2002, only the cash balance benefit applies. For pre-2002 participants, the pension benefit earned prior to the final average pay formula end date is the greater of the final average pay benefit or the cash balance benefit earned before the end date. They will also earn a new cash balance benefit for service after the formula end date.

In addition, we sponsor non-qualified defined benefit plans subject to Section 409A of the Internal Revenue Code. This plan is for certain highly compensated employees and agents to replace the benefit that cannot be provided by the qualified defined benefit pension plan due to IRS limits. These nonqualified plans generally parallel the qualified plan but offer different payment options. No agent will become a new participant in the nonqualified plan after December 31, 2018.

We provide certain health care, life insurance and long-term care benefits for retired employees, their beneficiaries and covered dependents ("other postretirement benefits").

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

11. Employee and Agent Benefits – (continued)

While virtually all U.S. employees continue to have access to the post-retirement health care and life insurance benefits, only those U.S. employees that were hired prior to January 1, 2002, and retired prior to January 1, 2011, (post-65 medical) or January 1, 2020, (life insurance and pre-65 medical) were eligible to receive subsidized benefits. All others pay the full cost of coverage. The long-term care plan was subsidized only for those who retired prior to January 1, 2000, and is no longer accessible. The subsidy level for all benefits varies by plan, age, service and retirement date.

The funding policy for all employee benefit plans is to fund the cost of providing pension benefits in the years that the employees and agents are providing service, taking into account the funding status of the trust. For the qualified defined benefit plan, this policy will be subject to an amount no lower than the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”), and, generally, not greater than the maximum amount that can be deducted for U.S. federal income tax purposes. While we designate assets to cover the computed liability of the nonqualified pension plan, the assets are not included as part of the asset balances presented in this footnote as they do not qualify as plan assets in accordance with U.S. GAAP.

Obligations and Funded Status

The plans' combined funded status, reconciled to amounts recognized in the consolidated statements of financial position, was as follows:

			Other postretirement
	Pension benefits		benefits
	December 31,		December 31,
	2019	2018	2019	2018
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$(3,239.2)	$(3,383.6)	$(98.9)	$(109.1)
Service cost	(66.0)	(73.0)	—	(0.1)
Interest cost	(126.5)	(119.5)	(3.7)	(3.5)
Actuarial gain (loss)	(506.4)	220.9	(4.8)	7.9
Participant contributions	—	—	(4.4)	(3.7)
Benefits paid	123.6	109.6	12.2	9.7
Plan amendments	122.4	6.4	(1.8)	—
Other	—	—	—	(0.1)
Benefit obligation at end of year	$(3,692.1)	$(3,239.2)	$(101.4)	$(98.9)

Change in plan assets
Fair value of plan assets at beginning of year	$2,498.2	$2,542.2	$643.9	$696.8
Actual return on plan assets	520.9	(122.2)	95.5	(47.7)
Employer contribution	30.5	187.8	1.2	0.8
Participant contributions	—	—	4.4	3.7
Benefits paid	(123.6)	(109.6)	(12.2)	(9.7)
Fair value of plan assets at end of year	$2,926.0	$2,498.2	$732.8	$643.9

Amount recognized in statement of financial position
Other assets	$—	$—	$635.1	$546.9
Other liabilities	(766.1)	(741.0)	(3.7)	(1.9)
Total	$(766.1)	$(741.0)	$631.4	$545.0

Amount recognized in accumulated other comprehensive (income) loss
Total net actuarial (gain) loss	$737.5	$673.3	$(17.4)	$40.2
Prior service benefit	(137.8)	(26.7)	(7.3)	(10.2)
Pre-tax accumulated other comprehensive (income) loss	$599.7	$646.6	$(24.7)	$30.0

The accumulated benefit obligation for all defined benefit pension plans was $3,599.5 million and $3,029.0 million as of December 31, 2019 and 2018, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

11. Employee and Agent Benefits – (continued)

Employer contributions to the pension plans include contributions made directly to the qualified pension plan assets and contributions from corporate assets to pay nonqualified pension benefits. Benefits paid from the pension plans include both qualified and nonqualified plan benefits. Nonqualified pension plan assets are not included as part of the asset balances presented in this footnote. The nonqualified pension plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The assets held in a Rabbi trust are available to satisfy the claims of general creditors only in the event of bankruptcy. Therefore, these assets are fully consolidated in our consolidated statements of financial position and are not reflected in our funded status as they do not qualify as plan assets under U.S. GAAP. The market value of assets held in these trusts was $377.8 million and $348.8 million as of December 31, 2019 and 2018, respectively.

Pension Plan Changes and Plan Gains/Losses

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

For the year ended December 31, 2019, the pension plans had an actuarial loss primarily due to a decrease in the discount rate. For the year ended December 31, 2018, the pension plans had an actuarial gain primarily due to an increase in the discount rate.

Other Postretirement Plan Changes and Plan Gains/Losses

For the year ended December 31, 2019, the other postretirement benefit plans had an actuarial loss primarily due to a decrease in the discount rate and a gain from actual and projected medical claims cost being lower than expected. For the year ended December 31, 2018, the other postretirement benefit plans had an actuarial gain primarily due to an increase in the discount rate and a gain from actual and projected medical claims cost being lower than expected.

Information for Pension Plans With an Accumulated Benefit Obligation in Excess of Plan Assets

For 2019 and 2018, both the qualified and nonqualified plans had accumulated benefit obligations in excess of plan assets. As noted previously, the nonqualified plans have assets that are deposited in trusts that fail to meet the U.S. GAAP requirements to be included in plan assets; however, these assets are included in our consolidated statements of financial position.

	December 31,
	2019	2018
	(in millions)
Projected benefit obligation	$3,692.1	$3,239.2
Accumulated benefit obligation	3,599.5	3,029.0
Fair value of plan assets	2,926.0	2,498.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

11. Employee and Agent Benefits – (continued)

Information for Other Postretirement Benefit Plans With an Accumulated Postretirement Benefit Obligation in Excess of Plan Assets

	December 31,
	2019	2018
	(in millions)
Accumulated postretirement benefit obligation	$3.8	$2.1
Fair value of plan assets	—	0.2

Components of Net Periodic Benefit Cost

	Pension benefits			Other postretirement benefits
	For the year ended December 31,
	2019	2018	2017	2019	2018	2017
	(in millions)
Service cost	$66.0	$73.0	$67.1	$—	$0.1	$0.1
Interest cost	126.5	119.5	124.4	3.7	3.5	3.9
Expected return on plan assets	(148.8)	(157.0)	(144.2)	(33.2)	(33.6)	(27.5)
Amortization of prior service benefit	(11.3)	(3.4)	(2.3)	(1.2)	(13.9)	(34.6)
Recognized net actuarial (gain) loss	70.1	67.8	68.0	0.1	(1.5)	—
Net periodic benefit cost (income)	$102.5	$99.9	$113.0	$(30.6)	$(45.4)	$(58.1)

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

	Pension		Other postretirement
	benefits		benefits
	For the year ended December 31,
	2019	2018	2019	2018
	(in millions)
Other changes recognized in accumulated other comprehensive (income) loss
Net actuarial (gain) loss	$134.3	$58.3	$(57.5)	$73.4
Prior service (benefit) cost	(122.4)	(6.4)	1.7	—
Amortization of gain (loss)	(70.1)	(67.8)	(0.1)	1.5
Amortization of prior service benefit	11.3	3.4	1.2	13.9
Total recognized in pre-tax accumulated other comprehensive (income) loss	$(46.9)	$(12.5)	$(54.7)	$88.8
Total recognized in net periodic benefit cost and pre-tax accumulated other comprehensive (income) loss	$55.6	$87.4	$(85.3)	$43.4

Net actuarial (gain) loss and net prior service cost benefit have been recognized in AOCI.

The estimated net actuarial (gain) loss and prior service cost (benefit) that will be amortized from AOCI into net periodic benefit cost for the pension benefits during the 2020 fiscal year are $75.4 million and $(16.8) million, respectively. The estimated net actuarial (gain) loss and prior service cost (benefit) for the postretirement benefits that will be amortized from AOCI into net periodic benefit cost during the 2020 fiscal year are $(0.1) million and $(0.9) million, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

11. Employee and Agent Benefits – (continued)

Assumptions

Weighted-average assumptions used to determine benefit obligations as disclosed under the Obligations and Funded Status section

	Pension benefits
	For the year ended December 31,
	2019	2018
Discount rate	3.25%	4.15%
Rate of compensation increase:
Cash balance benefit	4.95%	4.94%
Traditional benefit	2.98%	2.73%

	Other postretirement benefits
	For the year ended December 31,
	2019	2018
Discount rate	2.95%	3.95%
Rate of compensation increase	N/A	N/A

Weighted average assumptions used to determine net periodic benefit cost

	Pension benefits
	For the year ended December 31,
	2019	2018	2017
Discount rate (1)	3.70%	3.60%	4.15%
Expected long-term return on plan assets	5.95%	6.30%	6.70%
Rate of compensation increase:
Cash balance benefit	4.94%	4.96%	5.02%
Traditional benefit	2.73%	2.77%	2.82%

	Other postretirement benefits
	For the year ended December 31,
	2019	2018	2017
Discount rate	3.95%	3.35%	3.75%
Expected long-term return on plan assets	5.19%	4.85%	4.40%
Rate of compensation increase	N/A	2.39%	2.44%
(1)	During the second quarter of 2019, we amended The Principal Pension Plan and The Principal Financial Group Nonqualified Defined Benefit Plan for Employees to end traditional benefit accruals as of December 31, 2022, and begin cash balance accruals January 1, 2023. We remeasured the associated plan assets and pension benefit obligations as of May 31, 2019. A discount rate of 4.15% was used until the remeasurement date at which time a discount rate of 3.70% was used. See "Pension Plan Changes and Plan Gains/Losses" for further details.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

11. Employee and Agent Benefits – (continued)

For the pension benefits, the discount rate is determined by projecting future benefit payments inherent in the projected benefit obligation and discounting those cash flows using a spot yield curve for high quality corporate bonds. The plans’ expected benefit payments are discounted to determine a present value using the yield curve and the discount rate is the level rate that produces the same present value. The expected return on plan assets is the long-term rate we expect to be earned based on the long-term investment policy of the plans and the various classes of invested funds. A weighted average rate was developed based on those overall rates and the target asset allocation of the plans.

For other postretirement benefits, the discount rate is determined by projecting future benefit payments inherent in the accumulated postretirement benefit obligation and discounting those cash flows using a spot yield curve for high quality corporate bonds. The plans’ expected benefit payments are discounted to determine a present value using the yield curve and the discount rate is the level rate that produces the same present value. The 5.19% expected long-term return on plan assets for 2019 was based on the weighted average expected long-term asset returns for the medical, life and long-term care plans. The expected long-term rates for the home office medical/life, agent medical/life, long-term care and post-65 medical plans were 5.25%, 4.95%, 4.35% and 5.00%, respectively.

Assumed Health Care Cost Trend Rates Used to Determine Net Periodic Benefit Cost

	December 31,
	2019	2018
Health care cost trend rate assumed for next year under age 65	6.75%	7.00%
Health care cost trend rate assumed for next year age 65 and over	6.00%	6.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate (under age 65)	2029	2026
Year that the rate reaches the ultimate trend rate (65 and older)	2026	2025

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-percentage	1-percentage
	point increase	point decrease
(in millions)
Effect on total of service cost and interest cost components	$—	$—
Effect on accumulated postretirement benefit obligation	(1.2)	1.1

Pension Plan and Other Postretirement Benefit Plan Assets

Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date (an exit price). The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels.

●	Level 1 – Fair values are based on unadjusted quoted prices in active markets for identical assets.
●	Level 2 – Fair values are based on inputs other than quoted prices within Level 1 that are observable for the asset, either directly or indirectly.
●	Level 3 – Fair values are based on significant unobservable inputs for the asset.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

11. Employee and Agent Benefits – (continued)

Our pension plan assets consist of investments in pooled separate accounts and single client separate accounts. Net asset value (“NAV”) of the pooled separate accounts is calculated in a manner consistent with U.S. GAAP for investment companies and is determinative of their fair value. Several of the pooled separate accounts invest in publicly quoted mutual funds or actively managed stocks. The fair value of the underlying mutual funds or stocks is used to determine the NAV of the separate account, which is not publicly quoted. Some of the pooled separate accounts also invest in fixed income securities. The fair value of the underlying securities is based on quoted prices of similar assets and used to determine the NAV of the separate account. Some of the pooled separate accounts invest in real estate properties. The fair value is based on discounted cash flow valuation models that utilize public real estate market data inputs such as transaction prices, market rent growth, vacancy levels, leasing absorption, market capitalization rates and discount rates.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

11. Employee and Agent Benefits – (continued)

Pension Plan Assets

The fair value of the qualified pension plan’s assets by asset category as of the most recent measurement date was as follows:

	December 31, 2019
	Assets	Amount	Fair value hierarchy level
	measured at	measured at
	fair value	net asset value	Level 1	Level 2	Level 3
	(in millions)
Asset category
Pooled separate account investments:
U.S. large cap equity portfolios (1)	$509.7	$—	$—	$509.7	$—
U.S. small/mid cap equity portfolios (2)	90.9	—	—	90.9	—
Balanced asset portfolios (3)	78.5	—	—	78.5	—
International equity portfolios (4)	328.6	—	—	328.6	—
Real estate investment portfolios (5)	193.5	—	—	193.5	—
Single client separate account investments:
Fixed income securities:
U.S. government and agencies	485.9	—	485.9	—	—
States and political subdivisions	26.1	—	—	26.1	—
Corporate	1,009.1	—	—	1,009.1	—
Commercial mortgage-backed securities	32.7	—	—	32.7	—
Other debt obligations	7.1	—	—	7.1	—
Hedge funds (6)	129.0	129.0	—	—	—
Pooled separate account investment (7)	31.5	—	—	31.5	—
Other (8)	3.4	—	—	3.4	—
Total	$2,926.0	$129.0	$485.9	$2,311.1	$—

	December 31, 2018
	Assets	Amount	Fair value hierarchy level
	measured at	measured at
	fair value	net asset value	Level 1	Level 2	Level 3
	(in millions)
Asset category
Pooled separate account investments:
U.S. large cap equity portfolios (1)	$387.7	$—	$—	$387.7	$—
U.S. small/mid cap equity portfolios (2)	64.4	—	—	64.4	—
Balanced asset portfolios (3)	116.3	—	—	116.3	—
International equity portfolios (4)	220.9	—	—	220.9	—
Real estate investment portfolios (5)	133.6	—	—	133.6	—
Single client separate account investments:
Fixed income securities:
U.S. government and agencies	418.8	—	418.8	—	—
States and political subdivisions	24.0	—	—	24.0	—
Corporate	934.5	—	—	934.5	—
Commercial mortgage-backed securities	30.7	—	—	30.7	—
Other debt obligations	8.0	—	—	8.0	—
Hedge funds (6)	124.7	124.7	—	—	—
Pooled separate account investment (7)	23.9	—	—	23.9	—
Other (8)	10.7	—	0.3	10.4	—
Total	$2,498.2	$124.7	$419.1	$1,954.4	$—
(1)	The portfolios invest primarily in publicly traded equity securities of large U.S. companies.
(2)	The portfolios invest primarily in publicly traded equity securities of mid-sized and small U.S. companies.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

11. Employee and Agent Benefits – (continued)

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

We have established an investment policy that provides the investment objectives and guidelines for the pension plan. Our investment strategy is to achieve the following:

●	Obtain a reasonable long-term return consistent with the level of risk assumed and at a cost of operation within prudent levels. Performance benchmarks are monitored.
●	Ensure sufficient liquidity to meet the emerging benefit liabilities for the plan.
●	Provide for diversification of assets in an effort to avoid the risk of large losses and maximize the investment return to the pension plan consistent with market and economic risk.

In administering the qualified pension plan’s asset allocation strategy, we consider the projected liability stream of benefit payments, the relationship between current and projected assets of the plan and the projected actuarial liabilities streams, the historical performance of capital markets adjusted for the perception of future short- and long-term capital market performance and the perception of future economic conditions.

According to our investment policy, the target asset allocation for the qualified plan is:

Asset category	Target allocation
Fixed income security portfolios	25%	-	80%
Equity portfolios	5%	-	60%
Real estate investment portfolios			10%
Alternatives			5%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

11. Employee and Agent Benefits – (continued)

Other Postretirement Benefit Plan Assets

The fair value of the other postretirement benefit plans’ assets by asset category as of the most recent measurement date was as follows:

	December 31, 2019
	Assets	Fair value hierarchy level
	measured at
	fair value	Level 1	Level 2	Level 3
	(in millions)
Asset category
Cash and cash equivalents	$0.6	$0.6	$—	$—
Fixed income security portfolios:
Fixed income investment funds (1)	370.5	331.0	39.5	—
U.S. equity portfolios (2)	254.5	210.3	44.2	—
International equity portfolios (3)	107.2	88.9	18.3	—
Total	$732.8	$630.8	$102.0	$—

	December 31, 2018
	Assets	Fair value hierarchy level
	measured at
	fair value	Level 1	Level 2	Level 3
	(in millions)
Asset category
Cash and cash equivalents	$0.3	$0.3	$—	$—
Fixed income security portfolios:
Fixed income investment funds (1)	203.7	166.2	37.5	—
U.S. equity portfolios (2)	135.8	101.0	34.8	—
International equity portfolios (3)	61.2	47.4	13.8	—
Alternative mutual fund portfolios (4)	235.4	235.4	—	—
Real estate mutual fund (5)	7.5	7.5	—	—
Total	$643.9	$557.8	$86.1	$—
(1)	The portfolios invest in various fixed income securities, primarily of U.S. origin. These include, but are not limited to, corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities, U.S. Treasury securities, agency securities, asset-backed securities and collateralized mortgage obligations.
(2)	The portfolios invest primarily in publicly traded equity securities of large U.S. companies.
(3)	The portfolios invest primarily in publicly traded equity securities of non-U.S. companies.
(4)	The portfolios invest primarily in equities, corporate bonds, foreign currencies, convertible securities and derivatives.
(5)	The mutual fund invests primarily in U.S. commercial real estate properties.

As of December 31, 2019 and 2018, $101.8 million and $86.1 million of assets, respectively, in cash, fixed income security portfolios, U.S. equity portfolios and international equity portfolios were included in a trust owned life insurance contract.

The investment strategies for the other postretirement benefit plans are similar to those employed by the qualified pension plan. According to our investment policy, the target asset allocation for the other postretirement benefit plans is:

Asset category	Target allocation
U.S. equity portfolios	35%
International equity portfolios	15%
Fixed income security portfolios	50%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

11. Employee and Agent Benefits – (continued)

Contributions

Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under ERISA and, generally, not greater than the maximum amount that can be deducted for U.S. federal income tax purposes. We do not anticipate contributions will be needed to satisfy the minimum funding requirements of ERISA for our qualified plan. We are unable to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2020 up to $35.0 million. This includes funding for both our qualified and nonqualified pension plans. While we designate assets to cover the computed liability of the nonqualified plan, the assets are not included as part of the asset balances presented in this footnote as they do not qualify as plan assets in accordance with U.S. GAAP. We may contribute to our other postretirement benefit plans in 2020 pending future analysis.

Estimated Future Benefit Payments

The estimated future benefit payments, which reflect expected future service, are:

		Other postretirement
		benefits (gross benefit
		payments, including
	Pension benefits	prescription drug benefits)
	(in millions)
Year ending December 31:
2020	$164.5	$14.0
2021	150.1	12.2
2022	161.4	11.5
2023	170.1	10.6
2024	177.9	9.8
2025-2029	1,014.6	37.9

The above table reflects the total estimated future benefits to be paid from the plan, including both our share of the benefit cost and the participants' share of the cost, which is funded by their contributions to the plan.

The assumptions used in calculating the estimated future benefit payments are the same as those used to measure the benefit obligation for the year ended December 31, 2019.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

11. Employee and Agent Benefits – (continued)

Defined Benefit Pension Plans Supplemental Information

Certain key summary data is shown below separately for qualified and nonqualified plans.

	For the year ended December 31,
	2019			2018
	Qualified	Nonqualified		Qualified	Nonqualified
	Plan	Plan	Total	Plan	Plan	Total
	(in millions)
Amount recognized in statement of financial position
Other assets	$—	$—	$—	$—	$—	$—
Other liabilities	(258.7)	(507.4)	(766.1)	(266.3)	(474.7)	(741.0)
Total	$(258.7)	$(507.4)	$(766.1)	$(266.3)	$(474.7)	$(741.0)

Amount recognized in accumulated other comprehensive loss
Total net actuarial loss	$567.6	$169.9	$737.5	$544.4	$128.9	$673.3
Prior service benefit	(110.3)	(27.5)	(137.8)	(11.0)	(15.7)	(26.7)
Pre-tax accumulated other comprehensive loss	$457.3	$142.4	$599.7	$533.4	$113.2	$646.6

Components of net periodic benefit cost
Service cost	$59.7	$6.3	$66.0	$65.7	$7.3	$73.0
Interest cost	108.0	18.5	126.5	102.0	17.5	119.5
Expected return on plan assets	(148.8)	—	(148.8)	(157.0)	—	(157.0)
Amortization of prior service benefit	(7.8)	(3.5)	(11.3)	(1.5)	(1.9)	(3.4)
Recognized net actuarial loss	57.6	12.5	70.1	53.6	14.2	67.8
Net periodic benefit cost	$68.7	$33.8	$102.5	$62.8	$37.1	$99.9

Other changes recognized in accumulated other comprehensive (income) loss
Net actuarial (gain) loss	$80.8	$53.5	$134.3	$81.7	$(23.4)	$58.3
Prior service benefit	(107.2)	(15.2)	(122.4)	—	(6.4)	(6.4)
Amortization of net loss	(57.6)	(12.5)	(70.1)	(53.6)	(14.2)	(67.8)
Amortization of prior service benefit	7.8	3.5	11.3	1.5	1.9	3.4
Total recognized in pre-tax accumulated other comprehensive (income) loss	$(76.2)	$29.3	$(46.9)	$29.6	$(42.1)	$(12.5)
Total recognized in net periodic benefit cost and pre-tax accumulated other comprehensive (income) loss	$(7.5)	$63.1	$55.6	$92.4	$(5.0)	$87.4

Defined Contribution and Deferred Compensation Plans

In addition, we have defined contribution plans that are generally available to all U.S. employees and agents. Eligible participants could not contribute more than $19,000 of their compensation to the plans in 2019. Effective January 1, 2006, we made several changes to the retirement programs. In general, the pension and supplemental executive retirement plan benefit formulas were reduced and the 401(k) matching contribution was increased. Employees who were ages 47 or older with at least ten years of service on December 31, 2005, could elect to retain the prior benefit provisions and forgo receipt of the additional matching contributions. The employees who elected to retain the prior benefit provisions are referred to as “Grandfathered Choice Participants.” We match the Grandfathered Choice Participant's contribution at a 50% contribution rate up to a maximum matching contribution of 3% of the participant's compensation. For all other participants, we match the participant's contributions at a 75% contribution rate up to a maximum matching contribution of 6% of the participant's compensation. The defined contribution plans allow employees to choose among various investment options, including our common stock, which is available through our Employee Stock Ownership Plan (“ESOP”). We contributed $55.3 million, $53.4 million and $48.9 million in 2019, 2018 and 2017, respectively, to our qualified defined contribution plans.

The number of shares of our common stock allocated to participants in the ESOP was 2.2 million and 2.4 million as of December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the fair value of the ESOP, which includes earned and unearned common stock, was $119.8 million and $105.1 million, respectively. The ESOP’s total assets include our common stock and cash. The ESOP purchases our common stock on the open market. The number of shares of our common stock held within the ESOP is treated as outstanding in both our basic and diluted earnings per share calculations.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

11. Employee and Agent Benefits – (continued)

We also have nonqualified deferred compensation plans available to select employees and agents that allow them to defer compensation amounts in excess of limits imposed by U.S. federal tax law with respect to the qualified plans. For certain nonqualified deferred compensation plans that include an employer matching contribution, in 2019 we matched the Grandfathered Choice Participant's deferral at a 50% match deferral rate up to a maximum matching deferral of 3% of the participant's compensation. For all other participants in nonqualified deferred compensation plans that include an employer matching contribution, we matched the participant's deferral at a 75% match deferral rate up to a maximum matching deferral of 6% of the participant's compensation. We contributed $3.2 million, $3.4 million and $3.8 million in 2019, 2018 and 2017, respectively, to our nonqualified deferred compensation plans.

12. Contingencies, Guarantees, Indemnifications and Leases

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

On November 12, 2014, Frederick Rozo filed a class action lawsuit in the United States District Court for the Southern District of Iowa against Principal Life and us. We were later dismissed as a defendant. The Plaintiff alleged that defendants breached fiduciary duties and engaged in prohibited transactions under ERISA in connection with a general account guaranteed product known as the Principal Fixed Income Option (“PFIO”). On May 12, 2017, the district court certified a nationwide class of participants and beneficiaries who had funds invested in one of the PFIO contracts. On September 25, 2018, the district court granted Principal Life’s motion for summary judgment. On February 3, 2020, the Eighth Circuit Court of Appeals reversed that ruling and remanded the case back to the district court. Principal Life will continue to aggressively defend the case.

While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe any such matter will have a material adverse effect on our business or financial position. As of December 31, 2019, we had no estimated loss accrued related to the legal matter discussed above because we believe the chance of loss from this matter is not probable and the amount of loss cannot be reasonably estimated.

To the extent such matters present a reasonably possible chance of loss, we are generally not able to estimate the possible loss or range of loss associated therewith. The outcome of such matters is always uncertain and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate at December 31, 2019.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

12. Contingencies, Guarantees, Indemnifications and Leases – (continued)

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. The terms of these agreements range in duration and often are not explicitly defined. The maximum exposure under these agreements as of December 31, 2019, was approximately $118.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period. Furthermore, in connection with our P-Caps contingent funding agreements, we are required to purchase any principal and interest strips of U.S. Treasury securities that are due and not paid from the associated unconsolidated trusts. The maximum exposure under these agreements as of December 31, 2019, was $750.0 million. See Note 9, Debt, for further details.

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

Guaranty Funds

Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. A state’s fund assesses its members based on their pro rata market share of written premiums in the state for the classes of insurance for which the insolvent insurer was engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. We accrue liabilities for guaranty fund assessments when an assessment is probable, can be reasonably estimated and when the event obligating us to pay has occurred. While we cannot predict the amount and timing of any future assessments, we have established reserves we believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings. As of December 31, 2019 and 2018, the liability balance for guaranty fund assessments, which is not discounted, was $21.7 million and $22.2 million, respectively, and was reported within other liabilities in the consolidated statements of financial position. As of December 31, 2019 and 2018, $10.0 million and $10.4 million, respectively, related to premium tax offsets were included in premiums due and other receivables in the consolidated statements of financial position.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

12. Contingencies, Guarantees, Indemnifications and Leases – (continued)

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

The lease assets and liabilities were as follows:

December 31, 2019
(in millions)
Assets
Operating lease assets (1)	$190.0
Finance lease assets (1)	31.4
Total lease assets	$221.4

Liabilities
Operating lease liabilities (2)	$197.5
Finance lease liabilities (2)	31.8
Total lease liabilities	$229.3
(1)	Operating and finance lease assets are primarily reported within property and equipment on the consolidated statements of financial position.
(2)	Operating and finance lease liabilities are reported within other liabilities on the consolidated statements of financial position.

As of December 31, 2018, we had capital lease assets of $32.6 million.

The lease cost was as follows:

For the year ended
December 31, 2019
(in millions)
Finance lease cost (1):
Amortization of right-of-use assets	$14.6
Interest on lease liabilities	1.0
Operating lease cost (1)	55.8
Other lease cost (1) (2)	8.0
Sublease income (3)	(1.7)
Total lease cost	$77.7
(1)	Finance, operating and other lease costs are primarily included in operating expenses on the consolidated statements of operations.
(2)	Other lease cost primarily reflects variable and short-term lease costs.
(3)	Sublease income is included in fees and other revenues on the consolidated statements of operations.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

12. Contingencies, Guarantees, Indemnifications and Leases – (continued)

Rental expense for operating leases for the years ended December 31, 2018 and 2017, was $36.7 million and $44.0 million, respectively. Depreciation expense for capital leases for the years ended December 31, 2018 and 2017, was $12.9 million and $13.4 million, respectively.

Payments for operating leases and finance leases for the year ended December 31, 2019, were $56.1 million and $15.1 million, respectively. The following represents future payments due by period for lease obligations:

	Operating leases	Finance leases	Total
	(in millions)
For the twelve months ending December 31:
2020	$53.9	$14.8	$68.7
2021	43.7	11.7	55.4
2022	35.3	3.9	39.2
2023	25.9	1.9	27.8
2024	18.3	0.5	18.8
2025 and thereafter	51.7	0.1	51.8
Total lease payments	228.8	32.9	261.7
Less: interest	31.3	1.1	32.4
Present value of lease liabilities	$197.5	$31.8	$229.3

The weighted-average remaining lease term and weighted-average discount rates were as follows:

For the year ended
December 31, 2019
Weighted-average remaining lease term (in years):
Operating leases	6.7
Finance leases	2.6

Weighted-average discount rate:
Operating leases	3.9%
Finance leases	2.7%

13. Stockholders' Equity

Common Stock Dividends

	For the year ended December 31,
	2019	2018	2017
Dividends declared per common share	$2.18	$2.10	$1.87

Reconciliation of Outstanding Common Shares

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Beginning balance	279.5	289.0	287.7
Shares issued	2.6	2.6	4.9
Treasury stock acquired	(5.5)	(12.1)	(3.6)
Ending balance	276.6	279.5	289.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

13. Stockholders' Equity – (continued)

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

Other Comprehensive Income (Loss)

	For the year ended December 31, 2019
	Pre-Tax	Tax	After-Tax
	(in millions)

Net unrealized gains on available-for-sale securities during the period	$4,414.1	$(947.0)	$3,467.1
Reclassification adjustment for losses included in net income (1)	47.4	(9.7)	37.7
Adjustments for assumed changes in amortization patterns	(293.0)	61.5	(231.5)
Adjustments for assumed changes in policyholder liabilities	(847.7)	190.5	(657.2)
Net unrealized gains on available-for-sale securities	3,320.8	(704.7)	2,616.1

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	5.2	(1.1)	4.1
Adjustments for assumed changes in amortization patterns	(1.4)	0.3	(1.1)
Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	3.8	(0.8)	3.0

Net unrealized losses on derivative instruments during the period	(0.5)	—	(0.5)
Reclassification adjustment for gains included in net income (3)	(23.9)	4.9	(19.0)
Adjustments for assumed changes in amortization patterns	3.1	(0.6)	2.5
Adjustments for assumed changes in policyholder liabilities	7.9	(1.9)	6.0
Net unrealized losses on derivative instruments	(13.4)	2.4	(11.0)

Foreign currency translation adjustment during the period	(112.3)	7.5	(104.8)
Reclassification adjustment for losses included in net income (4)	26.1	—	26.1
Foreign currency translation adjustment	(86.2)	7.5	(78.7)

Unrecognized postretirement benefit obligation during the period	43.6	(8.6)	35.0
Amortization of amounts included in net periodic benefit cost (5)	57.7	(15.4)	42.3
Net unrecognized postretirement benefit obligation	101.3	(24.0)	77.3

Other comprehensive income	$3,326.3	$(719.6)	$2,606.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

13. Stockholders' Equity – (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

13. Stockholders' Equity – (continued)

	For the year ended December 31, 2017
	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized gains on available-for-sale securities during the period	$1,074.2	$(341.6)	$732.6
Reclassification adjustment for losses included in net income (1)	67.8	(23.5)	44.3
Adjustments for assumed changes in amortization patterns	(26.2)	9.3	(16.9)
Adjustments for assumed changes in policyholder liabilities	(184.6)	64.1	(120.5)
Net unrealized gains on available-for-sale securities	931.2	(291.7)	639.5

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	53.1	(17.0)	36.1
Adjustments for assumed changes in amortization patterns	(6.4)	2.3	(4.1)
Adjustments for assumed changes in policyholder liabilities	(1.3)	0.5	(0.8)
Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	45.4	(14.2)	31.2

Net unrealized losses on derivative instruments during the period	(46.7)	16.0	(30.7)
Reclassification adjustment for gains included in net income (3)	(31.6)	10.8	(20.8)
Adjustments for assumed changes in amortization patterns	3.9	(1.3)	2.6
Adjustments for assumed changes in policyholder liabilities	9.6	(3.3)	6.3
Net unrealized losses on derivative instruments	(64.8)	22.2	(42.6)

Foreign currency translation adjustment during the period	171.6	4.7	176.3
Reclassification adjustment for losses included in net income (4)	2.6	—	2.6
Foreign currency translation adjustment	174.2	4.7	178.9

Unrecognized postretirement benefit obligation during the period	24.0	(3.8)	20.2
Amortization of amounts included in net periodic benefit cost (5)	31.1	(14.0)	17.1
Net unrecognized postretirement benefit obligation	55.1	(17.8)	37.3

Other comprehensive income	$1,141.1	$(296.8)	$844.3
(1)	Pre-tax reclassification adjustments relating to available-for-sale securities are reported in net realized capital gains (losses) on the consolidated statements of operations.
(2)	Represents the net impact of (1) unrealized gains resulting from reclassification of previously recognized noncredit impairment losses from OCI to net realized capital gains (losses) for fixed maturities with bifurcated OTTI that had additional credit losses or fixed maturities that previously had bifurcated OTTI that have now been sold or are intended to be sold and (2) unrealized losses resulting from reclassification of noncredit impairment losses for fixed maturities with bifurcated OTTI from net realized capital gains (losses) to OCI.
(3)	See Note 5, Derivative Financial Instruments – Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations, for further details.
(4)	Pre-tax reclassification adjustments primarily relate to deconsolidated sponsored investment funds and are reported in net realized capital gains (losses) on the consolidated statements of operations. For the years ended December 31, 2019 and 2017, $5.7 million and $2.0 million, respectively, of the reclassification relates to noncontrolling interest and is reported in net income attributable to noncontrolling interest on the consolidated statements of operations.
(5)	Amount is comprised of amortization of prior service cost (benefit) and recognized net actuarial (gain) loss, which is reported in operating expenses on the consolidated statements of operations. See Note 11, Employee and Agent Benefits – Components of Net Periodic Benefit Cost, for further details.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

13. Stockholders' Equity – (continued)

Accumulated Other Comprehensive Income (Loss)

		Noncredit
	Net unrealized	component of	Net unrealized	Foreign	Unrecognized	Accumulated
	gains on	impairment losses	gains	currency	postretirement	other
	available-for-sale	on fixed maturities	on derivative	translation	benefit	comprehensive
	securities	available-for-sale	instruments	adjustment	obligation	income (loss)
	(in millions)
Balances as of January 1, 2017	$831.2	$(89.5)	$85.3	$(1,093.8)	$(408.4)	$(675.2)
Other comprehensive income during the period, net of adjustments	595.2	—	(21.8)	174.7	20.2	768.3
Amounts reclassified from AOCI	44.3	31.2	(20.8)	0.6	17.1	72.4
Other comprehensive income	639.5	31.2	(42.6)	175.3	37.3	840.7
Balances as of December 31, 2017	1,470.7	(58.3)	42.7	(918.5)	(371.1)	165.5
Other comprehensive loss during the period, net of adjustments	(1,580.6)	—	51.9	(283.2)	(95.9)	(1,907.8)
Amounts reclassified from AOCI	51.1	26.4	(35.9)	—	35.0	76.6
Other comprehensive loss	(1,529.5)	26.4	16.0	(283.2)	(60.9)	(1,831.2)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(1.6)	—	(1.6)
Effects of implementation of accounting change related to equity investments, net	(1.0)	—	—	—	—	(1.0)
Effects of implementation of accounting change accounting change related to revenue recognition, net	—	—	—	25.6	—	25.6
Effects of implementation of accounting change related to the reclassification of certain tax effects, net	249.8	(15.2)	5.7	(81.8)	(80.9)	77.6
Balances as of December 31, 2018	190.0	(47.1)	64.4	(1,259.5)	(512.9)	(1,565.1)
Other comprehensive income during the period, net of adjustments	2,578.3	—	8.0	(102.7)	35.0	2,518.6
Amounts reclassified from AOCI	37.7	3.0	(19.0)	20.4	42.3	84.4
Other comprehensive income	2,616.0	3.0	(11.0)	(82.3)	77.3	2,603.0
Balances as of December 31, 2019	$2,806.0	$(44.1)	$53.4	$(1,341.8)	$(435.6)	$1,037.9

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

13. Stockholders' Equity – (continued)

Following is a reconciliation of the changes in the redeemable noncontrolling interest (in millions):

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Beginning balance	$391.2	$101.3	$97.5
Net income (loss) attributable to redeemable noncontrolling interest	33.6	(2.1)	7.0
Redeemable noncontrolling interest of deconsolidated entities (1)	(505.4)	(10.6)	(61.1)
Contributions from redeemable noncontrolling interest	402.1	355.0	94.1
Distributions to redeemable noncontrolling interest	(66.3)	(36.8)	(39.0)
Purchase of subsidiary shares from redeemable noncontrolling interest	(1.1)	(7.1)	(4.4)
Change in redemption value of redeemable noncontrolling interest	5.4	(7.0)	5.9
Stock-based compensation attributable to redeemable noncontrolling interest	0.1	0.1	—
Other comprehensive income (loss) attributable to redeemable noncontrolling interest	5.3	(1.6)	1.3
Ending balance	$264.9	$391.2	$101.3
(1)	We deconsolidated certain sponsored investment funds as they no longer met the requirements for consolidation.

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

Under Iowa law, we may pay dividends only from the earned surplus arising from our business and must receive the prior approval of the Commissioner of Insurance of the State of Iowa (“the Commissioner”) to pay stockholder dividends or make any other distribution if such distribution would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limitations. Extraordinary dividends include those made, together with dividends and other distributions, within the preceding twelve months that exceed the greater of (i) 10% of our statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year, not to exceed earned surplus. Based on this limitation and 2019 statutory results, Principal Life could pay approximately $1,060.3 million in ordinary stockholder dividends in 2020 without prior regulatory approval. However, because the dividend test is based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2020, some or all of such dividends may be extraordinary and require regulatory approval.

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

December 31, 2019

14. Fair Value Measurements – (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

14. Fair Value Measurements – (continued)

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of December 31, 2019, less than 1% of our total fixed maturities were Level 3 securities valued using internal pricing models.

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

December 31, 2019

14. Fair Value Measurements – (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

14. Fair Value Measurements – (continued)

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

December 31, 2019

14. Fair Value Measurements – (continued)

Certain obligations of consolidated VIEs for which the fair value option was elected were included in other liabilities. The synthetic entity that had these obligations matured in the first quarter of 2017. The VIEs' unaffiliated obligations were valued utilizing internal pricing models, which were reflected in Level 3.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2019
	Assets/	Amount
	(liabilities)	measured at	Fair value hierarchy level
	measured at	net asset
	fair value	value (4)	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,724.2	$—	$1,320.0	$404.2	$—
Non-U.S. governments	996.2	—	1.4	994.8	—
States and political subdivisions	7,490.0	—	—	7,490.0	—
Corporate	40,647.4	—	18.5	40,547.2	81.7
Residential mortgage-backed securities	2,982.4	—	—	2,982.4	—
Commercial mortgage-backed securities	4,850.2	—	—	4,837.3	12.9
Collateralized debt obligations (1)	3,215.3	—	—	3,016.3	199.0
Other debt obligations	8,200.5	—	—	8,109.2	91.3
Total fixed maturities, available-for-sale	70,106.2	—	1,339.9	68,381.4	384.9
Fixed maturities, trading	675.9	—	0.5	675.1	0.3
Equity securities	1,879.4	—	645.8	1,233.6	—
Derivative assets (2)	294.7	—	—	265.4	29.3
Other investments	796.0	78.3	335.2	343.5	39.0
Cash equivalents	1,299.0	—	40.9	1,258.1	—
Sub-total excluding separate account assets	75,051.2	78.3	2,362.3	72,157.1	453.5
Separate account assets	165,468.0	129.0	95,652.5	60,718.5	8,968.0
Total assets	$240,519.2	$207.3	$98,014.8	$132,875.6	$9,421.5

Liabilities
Investment and universal life contracts (3)	$(214.2)	$—	$—	$—	$(214.2)
Derivative liabilities (2)	(217.7)	—	—	(201.4)	(16.3)
Other liabilities (3)	(98.9)	—	—	(98.9)	—
Total liabilities	$(530.8)	$—	$—	$(300.3)	$(230.5)

Net assets	$239,988.4	$207.3	$98,014.8	$132,575.3	$9,191.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

14. Fair Value Measurements – (continued)

	December 31, 2018
	Assets/	Amount
	(liabilities)	measured at	Fair value hierarchy level
	measured at	net asset
	fair value	value (4)	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,441.0	$—	$1,027.8	$413.2	$—
Non-U.S. governments	890.5	—	2.7	883.2	4.6
States and political subdivisions	6,225.7	—	—	6,225.7	—
Corporate	35,539.3	—	19.2	35,462.2	57.9
Residential mortgage-backed securities	2,460.6	—	—	2,460.6	—
Commercial mortgage-backed securities	3,945.6	—	—	3,936.1	9.5
Collateralized debt obligations (1)	2,420.8	—	—	2,412.5	8.3
Other debt obligations	7,185.0	—	—	7,126.5	58.5
Total fixed maturities, available-for-sale	60,108.5	—	1,049.7	58,920.0	138.8
Fixed maturities, trading	636.1	—	—	636.1	—
Equity securities	1,843.7	—	661.2	1,182.5	—
Derivative assets (2)	194.0	—	—	175.4	18.6
Other investments	828.6	75.4	125.9	610.1	17.2
Cash equivalents	1,775.9	—	46.3	1,729.6	—
Sub-total excluding separate account assets	65,386.8	75.4	1,883.1	63,253.7	174.6

Separate account assets	144,987.9	124.6	79,572.0	56,675.8	8,615.5
Total assets	$210,374.7	$200.0	$81,455.1	$119,929.5	$8,790.1

Liabilities
Investment and universal life contracts (3)	$(45.2)	$—	$—	$—	$(45.2)
Derivative liabilities (2)	(157.1)	—	—	(141.6)	(15.5)
Other liabilities (3)	(91.5)	—	—	(91.5)	—
Total liabilities	$(293.8)	$—	$—	$(233.1)	$(60.7)

Net assets	$210,080.9	$200.0	$81,455.1	$119,696.4	$8,729.4
(1)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(2)	Within the consolidated statements of financial position, derivative assets are reported with other investments and derivative liabilities are reported with other liabilities. The amounts are presented gross in the tables above to reflect the presentation on the consolidated statements of financial position; however, are presented net for purposes of the rollforward in the Changes in Level 3 Fair Value Measurements tables. Refer to Note 5, Derivative Financial Instruments, for further information on fair value by class of derivative instruments.
(3)	Includes bifurcated embedded derivatives that are reported at net asset (liability) fair value within the same line item in the consolidated statements of financial position in which the host contract is reported.
(4)	Certain investments are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy. Other investments using the NAV practical expedient consist of certain fund interests that are restricted until maturity with unfunded commitments totaling $19.9 million and $32.0 million as of December 31, 2019 and December 31, 2018, respectively. Separate account assets using the NAV practical expedient consist of hedge funds with varying investment strategies that also have a variety of redemption terms and conditions. We do not have unfunded commitments associated with these hedge funds.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

14. Fair Value Measurements – (continued)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows:

	For the year ended December 31, 2019
		Total realized/unrealized
		gains (losses)						Changes in
	Beginning							unrealized
	asset/			Net			Ending	gains (losses)
	(liability)			purchases,			asset/	included in
	balance	Included	Included in	sales,			(liability)	net income
	as of	in net	other	issuances	Transfers	Transfers	balance as of	relating to
	January 1,	income	comprehensive	and	into	out of	December 31,	positions
	2019	(1)	income (3)	settlements (4)	Level 3	Level 3	2019	still held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$4.6	$—	$—	$(4.6)	$—	$—	$—	$—
Corporate	57.9	—	2.5	17.2	4.1	—	81.7	—
Commercial mortgage-backed securities	9.5	(3.8)	3.4	2.4	3.7	(2.3)	12.9	(2.9)
Collateralized debt obligations	8.3	(2.6)	0.9	122.5	69.9	—	199.0	(2.6)
Other debt obligations	58.5	—	0.8	100.0	8.3	(76.3)	91.3	—
Total fixed maturities, available-for-sale	138.8	(6.4)	7.6	237.5	86.0	(78.6)	384.9	(5.5)
Fixed maturities, trading	—	—	—	0.3	—	—	0.3	—
Other investments	17.2	6.0	—	5.8	10.0	—	39.0	6.0
Separate account assets (2)	8,615.5	739.9	—	(214.2)	—	(173.2)	8,968.0	697.1

Liabilities
Investment and universal life contracts	(45.2)	(145.5)	(0.2)	(23.3)	—	—	(214.2)	(146.0)

Derivatives
Net derivative assets (liabilities)	3.1	(0.8)	—	10.7	—	—	13.0	5.3

	For the year ended December 31, 2018
		Total realized/unrealized
		gains (losses)						Changes in
	Beginning							unrealized
	asset/						Ending	gains (losses)
	(liability)			Net purchases,			asset/	included in
	balance		Included in	sales,			(liability)	net income
	as of	Included	other	issuances	Transfers	Transfers	balance as of	relating to
	January 1,	in net	comprehensive	and	into	out of	December 31,	positions
	2018	income (1)	income (3)	settlements (4)	Level 3	Level 3	2018	still held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$7.4	$—	$(0.1)	$(1.4)	$—	$(1.3)	$4.6	$—
Corporate	128.0	(1.0)	(0.1)	(15.2)	1.0	(54.8)	57.9	—
Commercial mortgage-backed securities	10.6	(3.5)	0.2	0.1	3.6	(1.5)	9.5	(1.9)
Collateralized debt obligations	125.0	(0.9)	0.2	66.3	54.7	(237.0)	8.3	(0.9)
Other debt obligations	2.3	—	(0.2)	147.4	—	(91.0)	58.5	—
Total fixed maturities, available-for-sale	273.3	(5.4)	—	197.2	59.3	(385.6)	138.8	(2.8)
Fixed maturities, trading	—	—	—	3.7	—	(3.7)	—	—
Equity securities	2.7	12.9	—	(15.6)	—	—	—	—
Other investments	6.5	1.7	—	9.0	—	—	17.2	1.7
Separate account assets (2)	7,651.4	869.5	(0.3)	133.7	2.3	(41.1)	8,615.5	829.8

Liabilities
Investment and universal life contracts	(160.3)	107.5	0.1	7.5	—	—	(45.2)	109.9

Derivatives
Net derivative assets (liabilities)	18.1	(20.2)	—	5.2	—	—	3.1	(18.4)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

14. Fair Value Measurements – (continued)

	For the year ended December 31, 2017
		Total realized/unrealized
		gains (losses)						Changes in
	Beginning							unrealized
	asset/						Ending	gains (losses)
	(liability)			Net purchases,			asset/	included in
	balance		Included in	sales,			(liability)	net income
	as of	Included	other	issuances	Transfers	Transfers	balance as of	relating to
	January 1,	in net	comprehensive	and	into	out of	December 31,	positions
	2017	income (1)	income (3)	settlements (4)	Level 3	Level 3	2017	still held (1)
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$62.1	$(0.2)	$(0.3)	$(19.0)	$—	$(35.2)	$7.4	$(0.3)
Corporate	259.1	(2.3)	3.5	(29.2)	22.2	(125.3)	128.0	(0.8)
Commercial mortgage-backed securities	71.1	(12.7)	11.1	(0.7)	26.3	(84.5)	10.6	(4.0)
Collateralized debt obligations	33.6	—	1.7	7.3	183.7	(101.3)	125.0	—
Other debt obligations	91.5	—	(0.2)	(0.8)	0.1	(88.3)	2.3	—
Total fixed maturities, available-for-sale	517.4	(15.2)	15.8	(42.4)	232.3	(434.6)	273.3	(5.1)
Fixed maturities, trading	92.9	(2.4)	—	(92.4)	1.9	—	—	—
Equity securities, available-for-sale	2.7	—	—	—	—	—	2.7	—
Equity securities, trading	—	—	—	(0.7)	0.7	—	—	—
Other investments	36.9	3.9	—	(34.3)	—	—	6.5	3.8
Separate account assets (2)	7,354.8	798.1	(1.1)	(464.8)	3.1	(38.7)	7,651.4	696.0

Liabilities
Investment and universal life contracts	(176.5)	8.4	0.4	7.4	—	—	(160.3)	5.7
Other liabilities	(59.9)	(0.1)	—	60.0	—	—	—	—

Derivatives
Net derivative assets (liabilities)	11.3	3.1	—	3.7	—	—	18.1	4.9
(1)	Both realized gains (losses) and mark-to-market unrealized gains (losses) are generally reported in net realized capital gains (losses) within the consolidated statements of operations. Realized and unrealized gains (losses) on certain securities with an investment objective to realize economic value through mark-to-market changes are reported in net investment income within the consolidated statements of operations.
(2)	Gains and losses for separate account assets do not impact net income as the change in value of separate account assets is offset by a change in value of separate account liabilities. Foreign currency translation adjustments related to the Principal International segment separate account assets are recorded in AOCI and are offset by foreign currency translation adjustments of the corresponding separate account liabilities.
(3)	Includes foreign currency translation adjustments related to our Principal International segment.
(4)	Gross purchases, sales, issuances and settlements were:

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

14. Fair Value Measurements – (continued)

	For the year ended December 31, 2019
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$—	$—	$—	$(4.6)	$(4.6)
Corporate	41.9	(1.4)	—	(23.3)	17.2
Commercial mortgage-backed securities	2.4	—	—	—	2.4
Collateralized debt obligations	124.7	—	—	(2.2)	122.5
Other debt obligations	107.7	—	—	(7.7)	100.0
Total fixed maturities, available-for-sale	276.7	(1.4)	—	(37.8)	237.5
Fixed maturities, trading	0.5	—	—	(0.2)	0.3
Other investments	10.7	(4.9)	—	—	5.8
Separate account assets (5)	279.1	(526.4)	(280.4)	313.5	(214.2)

Liabilities
Investment and universal life contracts	—	—	(33.4)	10.1	(23.3)

Derivatives
Net derivative assets (liabilities)	1.9	8.8	—	—	10.7

	For the year ended December 31, 2018
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$—	$—	$—	$(1.4)	$(1.4)
Corporate	12.9	(10.1)	—	(18.0)	(15.2)
Commercial mortgage-backed securities	—	—	—	0.1	0.1
Collateralized debt obligations	93.6	—	—	(27.3)	66.3
Other debt obligations	152.0	—	—	(4.6)	147.4
Total fixed maturities, available-for-sale	258.5	(10.1)	—	(51.2)	197.2
Fixed maturities, trading	3.7	—	—	—	3.7
Equity securities	—	(15.6)	—	—	(15.6)
Other investments	9.0	—	—	—	9.0
Separate account assets (5)	743.0	(608.4)	(206.5)	205.6	133.7

Liabilities
Investment and universal life contracts	—	—	2.8	4.7	7.5

Derivatives
Net derivative assets (liabilities)	1.8	3.4	—	—	5.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

14. Fair Value Measurements – (continued)

	For the year ended December 31, 2017
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$67.4	$(85.0)	$—	$(1.4)	$(19.0)
Corporate	112.3	(89.4)	—	(52.1)	(29.2)
Commercial mortgage-backed securities	—	—	—	(0.7)	(0.7)
Collateralized debt obligations	22.9	—	—	(15.6)	7.3
Other debt obligations	—	—	—	(0.8)	(0.8)
Total fixed maturities, available-for-sale	202.6	(174.4)	—	(70.6)	(42.4)
Fixed maturities, trading	—	—	—	(92.4)	(92.4)
Equity securities, trading	—	—	—	(0.7)	(0.7)
Other investments	2.4	(36.7)	—	—	(34.3)
Separate account assets (5)	401.4	(651.4)	(284.6)	69.8	(464.8)

Liabilities
Investment and universal life contracts	—	—	(0.2)	7.6	7.4
Other liabilities	—	—	—	60.0	60.0

Derivatives
Net derivative assets (liabilities)	1.5	2.2	—	—	3.7
(5)	Issuances and settlements include amounts related to mortgage encumbrances associated with real estate in our separate accounts.

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels were as follows:

	For the year ended December 31, 2019
	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 1 into	of Level 2 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 2	Level 3	Level 1	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$—	$—	$1.1	$—	$—	$—
Corporate	—	—	—	4.1	—	—
Commercial mortgage-backed securities	—	—	—	3.7	—	2.3
Collateralized debt obligations	—	—	—	69.9	—	—
Other debt obligations	—	—	—	8.3	—	76.3
Total fixed maturities, available-for-sale	—	—	1.1	86.0	—	78.6
Other investments	—	—	—	10.0	—	—
Separate account assets	102.7	—	—	—	—	173.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

14. Fair Value Measurements – (continued)

	For the year ended December 31, 2018
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

Separate account assets transferred from Level 1 to Level 2 during 2019 included certain separate accounts we now value using the unit trust approved pooled investment fund ("APIF") as the unit of account that were previously valued using the underlying investments of the unit trust APIF. Separate account assets transferred from Level 1 to Level 2 during 2018 primarily included cash equivalents as a result of additional analysis to clarify the source of the price. Separate account assets transferred between Level 1 and Level 2 during 2017 primarily related to foreign equity securities. When these securities are valued at the close price of the local exchange where the assets traded, they are reflected in Level 1. When events materially affecting the value occur between the close of the local exchange and the New York Stock Exchange, we use adjusted prices determined by a third party pricing vendor to update the foreign market closing prices and the fair value is reflected in Level 2.

Assets transferred into Level 3 during 2019, 2018 and 2017, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations.

Assets transferred out of Level 3 during 2019, 2018 and 2017, included those for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information. Separate account assets transferred out of Level 3 during 2019 primarily included those we now value using the unit trust APIF as the unit of account, which were previously valued using the underlying investments of the unit trust APIF.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

14. Fair Value Measurements – (continued)

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

	December 31, 2019
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of				Weighted
	fair value	technique(s)	input description	inputs				average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$72.5	Discounted cash flow	Discount rate (1)	1.9	%-	5.1%		3.8%
			Illiquidity premium	0	basis points ("bps")-	410	bps	152	bps
Commercial mortgage-backed securities	2.4	Discounted cash flow	Probability of default			100.0%		100.0%
			Potential loss severity			53.1%		53.1%
Collateralized debt obligations	108.7	Discounted cash flow	Discount rate (1)	2.9	%-	10.0%		3.4%
			Potential loss severity			23.0%		23.0%
			Probability of default			100.0%		100.0%
Other debt obligations	1.2	Discounted cash flow	Discount rate (1)			5.0%		5.0%
			Illiquidity premium			500	bps	500	bps
Other investments	14.8	Discounted cash flow	Discount rate (1)	25.0	%-	30.0%		27.5%
			Terminal earnings before interest, taxes, depreciation and amortization multiple	3.5	x-	4.5	x	4.0	x
		Market comparables	Revenue multiples (2)	0.8	x-	7.0	x	4.1	x
Separate account assets	8,966.2	Discounted cash flow - mortgage loans	Discount rate (1)			2.8%		2.8%
			Illiquidity premium			60	bps	60	bps
			Credit spread rate			120	bps	120	bps
		Discounted cash flow - real estate	Discount rate (1)	5.5	%-	11.8%		6.7%
			Terminal capitalization rate	4.5	%-	9.3%		5.7%
			Average market rent growth rate	2.0	%-	4.7%		3.0%
		Discounted cash flow - real estate debt	Loan to value	8.0	%-	80.4%		45.9%
			Market interest rate	3.2	%-	5.8%		3.6%

Liabilities
Investment and universal life contracts (6)	(214.2)	Discounted cash flow	Long duration interest rate	2.0	%-	2.1	% (3)
			Long-term equity market volatility	15.0	%-	26.9%
			Non-performance risk	0.2	%-	1.3%
			Utilization rate	See note (4)
			Lapse rate	0.0	%-	18.0%
			Mortality rate	See note (5)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

14. Fair Value Measurements – (continued)

	December 31, 2018
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of				Weighted
	fair value	technique(s)	input description	inputs				average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$4.6	Discounted cash flow	Discount rate (1)			3.2%		3.2%
			Illiquidity premium			50	bps	50	bps
			Comparability adjustment			(25)	bps	(25)	bps
Corporate	25.4	Discounted cash flow	Discount rate (1)	3.3	%-	4.5%		3.9%
			Illiquidity premium	0	bps-	60	bps	36	bps
Other debt obligations	1.7	Discounted cash flow	Discount rate (1)			5.0%		5.0%
			Illiquidity premium			500	bps	500	bps
Separate account assets	8,440.8	Discounted cash flow - mortgage loans	Discount rate (1)	3.3	%-	4.7%		4.2%
			Illiquidity premium	0	bps-	60	bps	56	bps
			Credit spread rate	85	bps-	172	bps	168	bps
		Discounted cash flow - real estate	Discount rate (1)	5.6	%-	11.5%		6.7%
			Terminal capitalization rate	4.3	%-	9.3%		5.8%
			Average market rent growth rate	2.0	%-	4.7%		2.9%
		Discounted cash flow - real estate debt	Loan to value	11.0	%-	69.3%		45.9%
			Market interest rate	3.9	%-	6.0%		4.3%

Liabilities
Investment and universal life contracts (6)	(45.2)	Discounted cash flow	Long duration interest rate	2.8	%-	2.9	% (3)
			Long-term equity market volatility	16.7	%-	27.8%
			Non-performance risk	0.6	%-	1.6%
			Utilization rate	See note (4)
			Lapse rate	1.3	%-	16.0%
			Mortality rate	See note (5)
(1)	Represents market comparable interest rate or an index adjusted rate used as the base rate in the discounted cash flow analysis prior to any illiquidity or other adjustments, where applicable.
(2)	Revenue multiples are amounts used when we have determined market participants would use such multiples to value the investments.
(3)	Represents the range of rate curves used in the valuation analysis that we have determined market participants would use when pricing the instrument. Derived from interpolation between various observable swap rates.
(4)	This input factor is the number of contractholders taking withdrawals as well as the amount and timing of the withdrawals and a range does not provide a meaningful presentation.
(5)	This input is based on an appropriate industry mortality table and a range does not provide a meaningful presentation.
(6)	Includes bifurcated embedded derivatives that are reported at net asset (liability) fair value within the same line item in the consolidated statements of financial position in which the host contract is reported.

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

Embedded derivatives within our investment and universal life contracts liability can be in either an asset or liability position, depending on certain inputs at the reporting date. Increases to an asset or decreases to a liability are described as increases to fair value. Increases or decreases in market volatilities could cause significant decreases or increases, respectively, in the fair value of embedded derivatives in investment and universal life contracts. Long duration interest rates are used as the mean return when projecting the growth in the value of associated account value and impact the discount rate used in the discounted future cash flows valuation. The amount of claims will increase if account value is not sufficient to cover guaranteed withdrawals. Increases or decreases in risk-free rates could cause the fair value of the embedded derivative to significantly increase or decrease, respectively. Increases or decreases in our own credit risks, which impact the rates used to discount future cash flows, could significantly increase or decrease, respectively, the fair value of the embedded derivative. All of these changes in fair value would impact net income.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

14. Fair Value Measurements – (continued)

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No significant assets and liabilities were measured at fair value on a nonrecurring basis for the years ended December 31, 2019, 2018 and 2017.

Fair Value Option

We elected fair value accounting for:

●	Certain commercial mortgage loans of a consolidated VIE for which it was not practicable for us to determine the carrying value. The consolidated VIE was unwound in the third quarter of 2019. In addition, we had certain obligations of consolidated VIEs held by a synthetic entity for which it was not practicable for us to determine the carrying value. The synthetic entity matured in the first quarter of 2017.
●	Certain real estate ventures that are subject to the equity method of accounting because the nature of the investments is to add value to the properties and generate income from the operations of the properties. Other equity method real estate investments are not fair valued because the investments mainly generate income from the operations of the underlying properties.
●	In 2017, we had certain investment funds for which we did not have enough influence to account for under the equity method in order to reflect the economics of the investment in the financial statements. We did not elect the fair value option for other similar investments as these investments are generally accounted for under the equity method of accounting.

The following tables present information regarding the assets and liabilities for which the fair value option was elected.

	December 31, 2019	December 31, 2018
	(in millions)
Commercial mortgage loans of consolidated VIEs (1) (2)
Fair value	$—	$6.4
Aggregate contractual principal	—	6.5
Real estate ventures (1)
Fair value	22.8	17.2
(1)	Reported with other investments in the consolidated statements of financial position.
(2)	None of the loans were more than 90 days past due or in non-accrual status.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

14. Fair Value Measurements – (continued)

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Commercial mortgage loans of consolidated VIEs
Change in fair value pre-tax gain (loss) (1) (2)	$0.1	$(0.2)	$(0.4)
Interest income (3)	0.3	0.7	0.9

Obligations of consolidated VIEs
Change in fair value pre-tax loss - instrument specific credit risk (2) (4)	—	—	(0.1)
Change in fair value pre-tax loss (2)	—	—	(0.1)
Interest expense (5)	—	—	0.3

Real estate ventures
Change in fair value pre-tax gain (6)	6.0	1.7	3.8

Investment funds
Change in fair value pre-tax gain (6) (7)	—	—	1.7
Dividend income (6)	—	—	1.9
(1)	None of the change in fair value related to instrument-specific credit risk.
(2)	Reported in net realized capital gains (losses) on the consolidated statements of operations.
(3)	Reported in net investment income on the consolidated statements of operations and recorded based on the effective interest rates as determined at the closing of the loan.
(4)	Estimated based on credit spreads and quality ratings.
(5)	Reported in operating expenses on the consolidated statements of operations.
(6)	Reported in net investment income on the consolidated statements of operations.
(7)	Absent the fair value election, the change in fair value on the investments would be reported in OCI.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	December 31, 2019
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$16,486.9	$17,214.7	$—	$—	$17,214.7
Policy loans	798.0	1,030.8	—	—	1,030.8
Other investments	278.8	273.1	—	180.3	92.8
Cash and cash equivalents	1,216.9	1,216.9	1,193.3	23.6	—
Investment contracts	(33,922.2)	(34,001.3)	—	(4,304.5)	(29,696.8)
Short-term debt	(93.4)	(93.4)	—	(93.4)	—
Long-term debt	(3,734.1)	(4,122.9)	—	(4,015.3)	(107.6)
Separate account liabilities	(151,132.4)	(149,955.6)	—	—	(149,955.6)
Bank deposits (1)	(469.6)	(468.3)	—	(468.3)	—
Cash collateral payable	(156.8)	(156.8)	(156.8)	—	—

	December 31, 2018
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$15,336.9	$15,383.6	$—	$—	$15,383.6
Policy loans	801.4	965.5	—	—	965.5
Other investments	247.4	239.8	—	157.5	82.3
Cash and cash equivalents	1,201.6	1,201.6	1,148.6	53.0	—
Investment contracts	(32,572.1)	(31,428.2)	—	(4,085.7)	(27,342.5)
Short-term debt	(42.9)	(42.9)	—	(42.9)	—
Long-term debt	(3,259.6)	(3,257.1)	—	(3,129.3)	(127.8)
Separate account liabilities	(132,562.9)	(131,491.4)	—	—	(131,491.4)
Bank deposits (1)	(500.0)	(489.1)	—	(489.1)	—
Cash collateral payable	(79.5)	(79.5)	(79.5)	—	—

(1)   Excludes deposit liabilities without defined or contractual maturities.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

15. Statutory Insurance Financial Information

Principal Life, the largest indirect subsidiary of PFG, prepares statutory financial statements in accordance with the accounting practices prescribed or permitted by the Insurance Division of the Department of Commerce of the State of Iowa (the “Iowa Insurance Division”). The Iowa Insurance Division recognizes only statutory accounting practices prescribed or permitted by the State of Iowa for determining and reporting the financial condition and results of operations of an insurance company to determine its solvency under the Iowa Insurance Law. The National Association of Insurance Commissioners' (“NAIC”) Accounting Practices and Procedures Manual has been adopted as a component of prescribed practices by the State of Iowa. The Commissioner has the right to permit other specific practices that deviate from prescribed practices. Statutory accounting practices differ from U.S. GAAP primarily due to charging policy acquisition costs to expense as incurred, establishing reserves using different actuarial assumptions, valuing investments on a different basis and not admitting certain assets, including certain net deferred income tax assets.

For the years ended, December 31, 2019 and 2018, Principal Life’s use of prescribed statutory accounting practices resulted in higher statutory surplus of $862.1 million and $546.3 million, respectively, relative to the accounting practices and procedures of the NAIC due to its accounting for reserve credits associated with a reinsurance transaction with an affiliated reinsurer. In addition, as of December 31, 2019 and 2018, Principal Life’s permitted statutory accounting practice relating to variable annuities with a guaranteed living benefit rider resulted in lower statutory surplus of $151.3 million and $69.9 million, respectively, relative to carrying certain interest rate swaps at book value rather than fair value, as if they received hedge accounting treatment for statutory. Effective January 1, 2020, the Iowa Insurance Division approved our request to discontinue the use of this permitted practice due to changes in the practices and procedures of the NAIC. The discontinuance of the permitted practice will create a one-time increase to surplus.

Principal Life cedes certain term and universal life insurance statutory reserves to our affiliated reinsurance subsidiaries on a funds withheld coinsurance basis. The reserves are secured by cash, invested assets and financing provided by highly rated third parties. As of December 31, 2019 and 2018, our affiliated reinsurance subsidiaries assumed statutory reserves of $7,902.3 million and $6,850.3 million from Principal Life, respectively. In the states of Vermont and Delaware, the affiliated reinsurers had permitted and prescribed practices allowing for the admissibility of certain assets backing these reserves. As of December 31, 2019 and 2018, assets admitted under these practices totaled $3,358.0 million and $2,852.0 million, respectively.

Life and health insurance companies are subject to certain risk-based capital (“RBC”) requirements as specified by the NAIC. Under those requirements, the amount of capital and surplus maintained by a life and health insurance company is to be determined based on the various risk factors related to it. As of December 31, 2019, Principal Life met the minimum RBC requirements.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

15. Statutory Insurance Financial Information – (continued)

Statutory net income and statutory capital and surplus of Principal Life were as follows:

	As of or for the year ended December 31,
	2019	2018	2017
	(in millions)
Statutory net income	$989.3	$1,017.6	$1,976.7
Statutory capital and surplus	5,193.4	5,319.6	4,946.8

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

December 31, 2019

16. Segment Information – (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

16. Segment Information – (continued)

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

December 31, 2019

16. Segment Information – (continued)

The following tables summarize select financial information by segment, including operating revenues for our products and services, and reconcile segment totals to those reported in the consolidated financial statements:

	December 31, 2019	December 31, 2018
	(in millions)
Assets:
Retirement and Income Solutions	$192,698.1	$163,833.6
Principal Global Investors	2,363.3	2,301.0
Principal International	48,857.6	46,701.2
U.S. Insurance Solutions	28,669.6	25,388.2
Corporate	3,499.2	4,812.1
Total consolidated assets	$276,087.8	$243,036.1

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Operating revenues by segment:
Retirement and Income Solutions:
Retirement and Income Solutions – Fee	$2,003.0	$1,783.7	$1,776.4
Retirement and Income Solutions – Spread	6,951.4	5,493.3	5,378.3
Total Retirement and Income Solutions (1)	8,954.4	7,277.0	7,154.7
Principal Global Investors (2)	1,505.8	1,736.3	1,444.4
Principal International	1,523.2	1,372.9	1,251.5
U.S. Insurance Solutions:
Specialty Benefits insurance	2,493.6	2,326.4	2,168.4
Individual Life insurance	1,955.6	1,763.6	1,745.3
Eliminations	(0.2)	(0.2)	(0.2)
Total U.S. Insurance Solutions	4,449.0	4,089.8	3,913.5
Corporate	(39.3)	(51.2)	(60.8)
Total segment operating revenues	16,393.1	14,424.8	13,703.3
Net realized capital gains (losses), net of related revenue adjustments	(98.5)	(132.3)	472.2
Adjustments related to equity method investments	(72.5)	(55.3)	(82.3)
Total revenues per consolidated statements of operations	$16,222.1	$14,237.2	$14,093.2

Pre-tax operating earnings (losses) by segment:
Retirement and Income Solutions	$874.0	$922.2	$938.5
Principal Global Investors	483.3	562.1	481.3
Principal International	390.7	272.6	346.2
U.S. Insurance Solutions	521.6	467.0	412.8
Corporate	(380.3)	(269.4)	(305.1)
Total segment pre-tax operating earnings	1,889.3	1,954.5	1,873.7
Pre-tax net realized capital gains (losses), as adjusted (3)	(140.9)	(126.4)	520.3
Pre-tax other adjustments (4)	—	—	(70.0)
Adjustments related to equity method investments and noncontrolling interest	(55.1)	(43.7)	(71.8)
Income before income taxes per consolidated statements of operations	$1,693.3	$1,784.4	$2,252.2
(1)	Reflects inter-segment revenues of $357.8 million, $393.6 million and $402.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
(2)	Reflects inter-segment revenues of $264.9 million, $262.8 million and $250.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
(3)	Pre-tax net realized capital gains (losses), as adjusted, is derived as follows:

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

16. Segment Information – (continued)

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Net realized capital gains (losses)	$(52.8)	$(75.4)	$524.2
Derivative and hedging-related revenue adjustments	(80.4)	(64.9)	(59.4)
Market value adjustments to fee revenues	—	0.1	(0.1)
Adjustments related to equity method investments	2.6	(5.4)	1.4
Adjustments related to sponsored investment funds	23.6	12.9	6.3
Recognition of front-end fee revenue	8.5	0.4	(0.2)
Net realized capital gains (losses), net of related revenue adjustments	(98.5)	(132.3)	472.2
Amortization of deferred acquisition costs and other actuarial balances	(40.8)	(27.0)	55.0
Capital (gains) losses distributed	(68.2)	14.4	(55.0)
Market value adjustments of embedded derivatives	66.6	18.5	48.1
Pre-tax net realized capital gains (losses), as adjusted (a)	$(140.9)	$(126.4)	$520.3
(a)	As adjusted before noncontrolling interest capital gains (losses).
(4)	For the year ended December 31, 2017, pre-tax other adjustments included the negative effect of a contribution to The Principal Financial Group Foundation, Inc.

The following is a summary of income tax expense (benefit) allocated to our segments for purposes of determining non-GAAP operating earnings. Segment income taxes are reconciled to income taxes reported on our consolidated statements of operations.

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Income tax expense (benefit) by segment:
Retirement and Income Solutions	$71.8	$85.6	$123.0
Principal Global Investors	121.8	149.1	186.0
Principal International	106.8	73.3	87.5
U.S. Insurance Solutions	101.8	85.7	134.0
Corporate	(82.0)	(36.7)	(135.4)
Total segment income taxes from operating earnings	320.2	357.0	395.1
Tax expense (benefit) related to net realized capital losses, as adjusted	1.3	(71.4)	209.1
Tax benefit related to other after-tax adjustments (1)	—	—	(594.5)
Certain adjustments related to equity method investments and noncontrolling interest	(72.3)	(54.9)	(82.0)
Total income taxes per consolidated statements of operations	$249.2	$230.7	$(72.3)
(1)	The 2017 tax benefit includes $568.3 million associated with the U.S. tax reform.

The following is a summary of depreciation and amortization expense allocated to our segments for purposes of determining pre-tax operating earnings. Segment depreciation and amortization is reconciled to depreciation and amortization included in operating expenses in our consolidated statements of operations.

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Depreciation and amortization expense by segment:
Retirement and Income Solutions	$48.2	$32.5	$30.6
Principal Global Investors	18.9	21.9	19.8
Principal International	58.6	59.6	53.1
U.S. Insurance Solutions	25.0	26.2	28.1
Corporate	16.1	10.8	8.2
Total depreciation and amortization expense included in our consolidated statements of operations	$166.8	$151.0	$139.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

17. Revenues from Contracts with Customers

The following tables summarize disaggregation of revenues from contracts with customers, including select financial information by segment, and reconcile totals to those reported in the consolidated financial statements. Revenues from contracts with customers are included in fees and other revenues on the consolidated statements of operations.

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Revenue from contracts with customers by segment:
Retirement and Income Solutions:
Retirement and Income Solutions – Fee	$455.5	$252.4	$258.0
Retirement and Income Solutions – Spread	9.3	10.5	10.2
Total Retirement and Income Solutions	464.8	262.9	268.2
Principal Global Investors	1,456.7	1,700.5	1,406.1
Principal International	462.2	477.1	426.4
U.S. Insurance Solutions:
Specialty Benefits insurance	14.9	14.8	13.9
Individual Life insurance	51.2	42.4	36.4
Eliminations	(0.2)	(0.2)	(0.2)
Total U.S. Insurance Solutions	65.9	57.0	50.1
Corporate	160.4	161.4	148.4
Total segment revenue from contracts with customers	2,610.0	2,658.9	2,299.2
Adjustments for fees and other revenues not within the scope of revenue recognition guidance (1)	1,791.4	1,614.4	1,593.4
Pre-tax other adjustments (2)	8.5	0.5	(0.3)
Total fees and other revenues per consolidated statements of operations	$4,409.9	$4,273.8	$3,892.3
(1)	Fees and other revenues not within the scope of the revenue recognition guidance primarily represent revenue on contracts accounted for under the financial instruments or insurance contracts standards.
(2)	Pre-tax other adjustments relate to the recognition of deferred front-end fee revenues for sales charges on retirement and life insurance products and certain market value adjustments to fee revenues.

Retirement and Income Solutions - Fee

Retirement and Income Solutions - Fee offers service and trust agreements for defined contribution retirement plans, including 401(k) plans, 403(b) plans, and employee stock ownership plans. The investment components of these service agreements are in the form of mutual fund offerings. In addition, plan sponsor retirement plan trust and custody services are also available through an affiliated trust company. With the Acquired Business, services and trust agreements are also offered to non-retirement customers including insurance companies, endowments and other financial institutions.

Fees and other revenues are earned for administrative activities performed for the defined contribution retirement plans including recordkeeping and reporting as well as trust and custody, asset management and investment services. Fees and other revenues are earned for administrative activities performed for non-retirement plan customers including trust and custody services, defined benefit administration and investment management activities. The majority of these activities are performed daily over time. Fee-for-service transactions are also provided upon client request. These services are considered distinct or grouped into a bundle until a distinct performance obligation is identified. Some performance obligations are considered a series of distinct services, which are substantially the same and have the same pattern of transfer to the customer.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

17. Revenues from Contracts with Customers – (continued)

The types of revenues from contracts with customers were as follows:

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Administrative service fee revenue (1)	$453.7	$250.7	$256.4
Other fee revenue	1.8	1.7	1.6
Total revenues from contracts with customers	455.5	252.4	258.0
Fees and other revenues not within the scope of revenue recognition guidance	1,139.0	1,132.9	1,111.2
Total fees and other revenues	1,594.5	1,385.3	1,369.2
Premiums and other considerations	3.5	4.0	3.8
Net investment income	405.0	394.4	403.4
Total operating revenues	$2,003.0	$1,783.7	$1,776.4
(1)	Includes fee revenue for the Acquired Business in 2019.

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

The types of revenues from contracts with customers were as follows:

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Deposit account fee revenue	$9.3	$10.5	$10.2
Total revenues from contracts with customers	9.3	10.5	10.2
Fees and other revenues not within the scope of revenue recognition guidance	13.9	12.5	15.0
Total fees and other revenues	23.2	23.0	25.2
Premiums and other considerations	4,859.2	3,631.9	3,667.3
Net investment income	2,069.0	1,838.4	1,685.8
Total operating revenues	$6,951.4	$5,493.3	$5,378.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

17. Revenues from Contracts with Customers – (continued)

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

The types of revenues from contracts with customers were as follows:

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Management fee revenue	$1,239.1	$1,244.5	$1,217.0
Other fee revenue (1)	217.6	456.0	189.1
Total revenues from contracts with customers	1,456.7	1,700.5	1,406.1
Fees and other revenues not within the scope of revenue recognition guidance	38.5	30.4	28.1
Total fees and other revenues	1,495.2	1,730.9	1,434.2
Net investment income	10.6	5.4	10.2
Total operating revenues	$1,505.8	$1,736.3	$1,444.4
(1)	During the third quarter of 2018, we recognized a $253.1 million accelerated performance fee resulting from the realignment of a real estate investment team.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

17. Revenues from Contracts with Customers – (continued)

The types of revenues from contracts with customers were as follows:

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Management fee revenue	$459.3	$472.1	$414.6
Other fee revenue	2.9	5.0	11.8
Total revenues from contracts with customers	462.2	477.1	426.4
Fees and other revenues not within the scope of revenue recognition guidance	6.3	7.3	7.1
Total fees and other revenues	468.5	484.4	433.5
Premiums and other considerations	393.3	317.2	218.0
Net investment income	661.4	571.3	600.0
Total operating revenues	$1,523.2	$1,372.9	$1,251.5

Revenues from contracts with customers by region:
Latin America	$351.5	$370.8	$318.9
Asia	111.0	106.3	108.3
Principal International corporate / regional offices	0.9	0.9	0.7
Eliminations	(1.2)	(0.9)	(1.5)
Total revenues from contracts with customers	$462.2	$477.1	$426.4

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

17. Revenues from Contracts with Customers – (continued)

The types of revenues from contracts with customers were as follows:

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Specialty Benefits insurance:
Administrative service fees	$14.9	$14.8	$13.9
Total revenues from contracts with customers	14.9	14.8	13.9
Fees and other revenues not within the scope of revenue recognition guidance	19.6	20.6	21.3
Total fees and other revenues	34.5	35.4	35.2
Premiums and other considerations	2,292.7	2,134.1	1,985.9
Net investment income	166.4	156.9	147.3
Total operating revenues	$2,493.6	$2,326.4	$2,168.4

Individual Life insurance:
Administrative service fees	$24.3	$22.8	$21.5
Commission income	26.9	19.6	14.9
Total revenues from contracts with customers	51.2	42.4	36.4
Fees and other revenues not within the scope of revenue recognition guidance	875.9	727.0	703.5
Total fees and other revenues	927.1	769.4	739.9
Premiums and other considerations	317.9	322.4	342.4
Net investment income	710.6	671.8	663.0
Total operating revenues	$1,955.6	$1,763.6	$1,745.3

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

December 31, 2019

17. Revenues from Contracts with Customers – (continued)

The Corporate segment also includes inter-segment eliminations of fees and other revenues. The types of revenues from contracts with customers were as follows:

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Commission income	$320.2	$316.1	$299.7
Other fee revenue	46.1	35.4	30.1
Eliminations	(205.9)	(190.1)	(181.4)
Total revenues from contracts with customers	160.4	161.4	148.4
Fees and other revenues not within the scope of revenue recognition guidance	(301.8)	(316.3)	(292.8)
Total fees and other revenues	(141.4)	(154.9)	(144.4)
Net investment income	102.1	103.7	83.6
Total operating revenues	$(39.3)	$(51.2)	$(60.8)

Contract Costs

Sales compensation and other incremental costs of obtaining a contract are capitalized and amortized over the period of contract benefit if the costs are expected to be recovered. The contract cost asset, which is included in other assets on the consolidated statements of financial position, was $157.0 million and $137.6 million as of December 31, 2019 and December 31, 2018, respectively.

We apply the practical expedient for certain costs where we recognize the incremental costs of obtaining these contracts as an expense when incurred if the amortization period of the assets is one year or less. These costs, along with costs that are not deferrable, are included in operating expenses on the consolidated statements of operations.

Deferred contract costs consist primarily of commissions and variable compensation. We amortize capitalized contract costs on a straight-line basis over the expected contract life, reflecting lapses as they are incurred. Deferred contract costs are subject to impairment testing on an annual basis, or when a triggering event occurs that could warrant an impairment. To the extent future revenues less future maintenance expenses are not adequate to cover the asset balance, an impairment is recognized. For the years ended December 31, 2019 and 2018, $24.4 million and $23.8 million, respectively, of amortization expense was recorded in operating expenses on the consolidated statements of operations and no impairment loss was recognized in relation to the costs capitalized.

18. Stock-Based Compensation Plans

As of December 31, 2019, we had the 2014 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan and the Directors Stock Plan ("Stock-Based Compensation Plans"). As of May 20, 2014, no new grants will be made under the Amended and Restated 2010 Stock Incentive Plan or the 2005 Directors Stock Plan. No grants have been made under the Stock Incentive Plan or the Directors Stock Plan since at least 2005. Under the terms of the 2014 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. The 2014 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock or performance units under any plans.

As of December 31, 2019, the maximum number of new shares of common stock available for grant under the 2014 Stock Incentive Plan and the 2014 Directors Stock Plan was 6.7 million.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

18. Stock Based Compensation Plans – (continued)

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against net income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Compensation cost	$78.7	$77.5	$80.6
Related income tax benefit	16.8	16.7	27.1
Capitalized as part of an asset	1.7	1.9	2.5

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the 2014 Stock Incentive Plan, the Amended and Restated 2010 Stock Incentive Plan and the Stock Incentive Plan. Options outstanding were granted at an exercise price equal to the fair market value of our common stock on the date of grant and expire ten years after the grant date. These options have graded vesting over a three-year period, except in the case of specific types of terminations. Total options granted were  1.2 million, 0.8 million and 0.7 million during 2019, 2018 and 2017, respectively.

The following is a summary of the status of all of our stock option plans:

		Weighted-
		average
	Number of options	exercise price	Intrinsic value
	(in millions)		(in millions)
Options outstanding as of January 1, 2019	4.2	$46.77
Granted	1.2	53.09
Exercised	0.1	32.59
Options outstanding as of December 31, 2019	5.3	$48.42	$46.6
Options vested or expected to vest as of December 31, 2019	5.3	$48.41	$46.6
Options exercisable as of December 31, 2019	3.5	$44.07	$44.4

The total intrinsic value of stock options exercised was $2.4 million, $18.7 million and $53.0 million during 2019, 2018, and 2017, respectively.

The following is a summary of weighted-average remaining contractual lives for stock options outstanding and the range of exercise prices on the stock options as of December 31, 2019:

		Weighted-
	Number of options	average remaining
Range of exercise prices	outstanding	contractual life
	(in millions)
$21.70 - $32.32	0.7	2.5
$32.33 - $42.95	1.0	5.3
$42.96 - $53.58	2.2	7.1
$53.59 - $64.22	1.4	7.7
$21.70 - $64.22	5.3

The weighted-average remaining contractual lives for stock options exercisable is approximately 5.0 years as of December 31, 2019.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

18. Stock Based Compensation Plans – (continued)

The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during the period:

	For the year ended December 31,
Options	2019	2018	2017
Expected volatility	23.3%	26.0%	27.6%
Expected term (in years)	7.0	7.0	7.0
Risk-free interest rate	2.6%	2.8%	2.2%
Expected dividend yield	4.07%	3.19%	2.87%
Weighted average estimated fair value	$10.00	$14.85	$15.31

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

As of December 31, 2019, we had $1.7 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.8 years.

Cash received from stock options exercised under these share-based payment arrangements during 2019, 2018 and 2017 was $3.4 million, $29.0 million and $133.9 million, respectively. The actual tax benefits realized for the tax deductions for options exercised under these share-based payment arrangements during 2019, 2018 and 2017 was $0.5 million, $3.9 million and $18.1 million, respectively.

Performance Share Awards

We granted performance share awards to certain employees under the 2014 Stock Incentive Plan and the Amended and Restated 2010 Stock Incentive Plan. The performance share awards are treated as an equity award and are paid in shares. Whether the performance shares are earned depends upon the participant's continued employment through the performance period (except in the case of specific types of terminations) and our performance against three-year goals set at the beginning of the performance period. Performance goals based on various factors must be achieved for any of the performance shares to be earned. If the performance requirements are not met, the performance shares will be forfeited, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. These awards have no maximum contractual term. Dividend equivalents are credited on performance shares outstanding as of the record date. These dividend equivalents are only paid on the shares released. Total performance share awards granted were 0.2 million, 0.2 million and 0.2 million in 2019, 2018 and 2017, respectively.

The following is a summary of activity for the nonvested performance share awards:

	Number of	Weighted-
	performance	average grant-date
	share awards	fair value
	(in millions)
Nonvested performance share awards as of January 1, 2019	0.6	$52.50
Granted	0.2	53.09
Vested	0.3	37.38
Nonvested performance share awards as of December 31, 2019	0.5	$59.26

The total intrinsic value of performance share awards vested was $17.6 million, $21.5 million and $15.9 million during 2019, 2018 and 2017, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

18. Stock Based Compensation Plans – (continued)

Performance share awards above represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results to be determined at the end of the respective performance period. The actual number of common shares to be awarded at the end of each performance period will range between 0% and 150% of the initial target awards.

The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant-date fair value of performance share awards granted during 2019, 2018 and 2017 was $53.09, $63.98 and $62.98, respectively.

As of December 31, 2019, we had $2.1 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.7 years.

Actual tax benefits realized for the tax deductions for performance share awards paid out under these share-based payment arrangements for 2019, 2018 and 2017 was $3.3 million, $3.3 million and $5.4 million, respectively.

Restricted Stock Units

We issue restricted stock units under the 2014 Stock Incentive Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, and the Directors Stock Plan. Restricted stock units are treated as an equity award and are paid in shares. These awards have no maximum contractual term. Dividend equivalents are credited on restricted stock units outstanding as of the record date. These dividend equivalents are only paid on the shares released. Restricted stock units granted were 1.1 million, 0.8 million and 0.8 million in 2019, 2018 and 2017, respectively.

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

The following is a summary of activity for the nonvested restricted stock units:

	Number of	Weighted-
	restricted	average grant-date
	stock units	fair value
	(in millions)
Nonvested restricted stock units as of January 1, 2019	2.7	$52.17
Granted	1.1	53.17
Vested	1.2	38.07
Nonvested restricted stock units as of December 31, 2019	2.6	$59.15

The total intrinsic value of restricted stock units vested was $64.0 million, $51.1 million and $59.9 during 2019, 2018 and 2017, respectively.

The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant-date fair value of restricted stock units granted during 2019, 2018 and 2017 was $53.17, $63.68 and $62.85, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

18. Stock Based Compensation Plans – (continued)

As of December 31, 2019, we had $47.0 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted under these plans. The cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

The actual tax benefits realized for the tax deductions for restricted stock unit payouts under these share-based payment arrangements for 2019, 2018 and 2017 was $13.2 million, $10.8 million and $20.8 million, respectively.

Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan, participating employees had the opportunity to purchase shares of our common stock on a semi-annual basis through 2017. Beginning in 2018, participating employees had the opportunity to purchase shares of our common stock on a quarterly basis. Employees may purchase up to $25,000 in stock value annually. Employees may purchase shares of our common stock at a price equal to 85% of the shares' fair market value as of the beginning or end of the purchase period, whichever is lower. Under the Employee Stock Purchase Plan, employees purchased 0.9 million, 0.7 million and 0.5 million shares during 2019, 2018 and 2017, respectively.

We recognize compensation expense for the fair value of the discount granted to employees participating in the employee stock purchase plan in the period of grant. Shares of the Employee Stock Purchase Plan are treated as an equity award. The weighted-average fair value of the discount on the stock purchased was $11.37, $9.27 and $14.72 during 2019, 2018 and 2017, respectively. The total intrinsic value of the Employee Stock Purchase Plan shares settled was $9.7 million, $6.1 million and $7.9 million during 2019, 2018 and 2017, respectively.

Cash received from shares issued under these share-based payment arrangements for 2019, 2018 and 2017 was $36.2 million, $30.1 million and $27.6 million, respectively. The actual tax benefit realized for the tax deductions for the settlement of the share-based payment arrangements for 2019, 2018 and 2017 was $0.9 million, $0.7 million and $2.0 million, respectively.

As of December 31, 2019, a total of 1.4 million of new shares were available to be made issuable by us for this plan.

19. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the year ended December 31,
	2019	2018	2017
	(in millions, except per share data)
Net income	$1,444.1	$1,553.7	$2,324.5
Subtract:
Net income attributable to noncontrolling interest	49.9	7.2	14.1
Total	$1,394.2	$1,546.5	$2,310.4
Weighted-average shares outstanding:
Basic	278.6	285.8	288.9
Dilutive effects:
Stock options	0.9	1.0	2.0
Restricted stock units	1.4	1.7	2.0
Performance share awards	0.1	0.3	0.2
Diluted	281.0	288.8	293.1
Net income per common share:
Basic	$5.00	$5.41	$8.00
Diluted	$4.96	$5.36	$7.88

The calculation of diluted earnings per share for the years ended December 31, 2019, 2018 and 2017, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

20. Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations.

	For the three months ended ,
	December 31	September 30	June 30	March 31
	(in millions, except per share data)
2019
Total revenues	$4,047.2	$4,458.4	$3,972.6	$3,743.9
Total expenses	3,675.9	4,112.7	3,522.3	3,217.9
Net income	315.3	284.6	392.1	452.1
Net income attributable to PFG	300.9	277.1	386.3	429.9
Basic earnings per common share	1.08	0.99	1.38	1.54
Diluted earnings per common share	1.07	0.98	1.37	1.53
2018
Total revenues	$3,770.6	$4,348.1	$3,234.9	$2,883.6
Total expenses	3,527.7	3,779.0	2,719.5	2,426.6
Net income	231.7	460.0	459.5	402.5
Net income attributable to PFG	236.5	456.3	456.6	397.1
Basic earnings per common share	0.84	1.60	1.59	1.37
Diluted earnings per common share	0.83	1.59	1.58	1.36

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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) PFS and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of December 31, 2019 and December 31, 2018, and for the years ended December 31, 2019, 2018 and 2017.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

21. Condensed Consolidating Financial Information – (continued)

Condensed Consolidating Statements of Financial Position

December 31, 2019

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	other subsidiaries		Group, Inc.
	parent only	only	combined (1)	Eliminations	consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$265.8	$62,363.1	$7,833.1	$(355.8)	$70,106.2
Fixed maturities, trading	268.2	237.5	170.2	—	675.9
Equity securities	—	69.9	1,809.5	—	1,879.4
Mortgage loans	—	15,388.5	1,793.5	(695.1)	16,486.9
Real estate	—	3.3	1,711.5	—	1,714.8
Policy loans	—	742.2	55.8	—	798.0
Investment in unconsolidated entities	17,539.6	5,036.2	6,429.5	(28,175.1)	830.2
Other investments	10.4	3,682.5	2,859.6	(2,692.5)	3,860.0
Cash and cash equivalents	394.9	1,178.1	1,767.7	(824.8)	2,515.9
Accrued investment income	1.6	608.5	81.4	(4.9)	686.6
Premiums due and other receivables	—	2,082.3	4,525.8	(4,867.8)	1,740.3
Deferred acquisition costs	—	3,509.7	11.6	—	3,521.3
Property and equipment	—	733.9	233.8	—	967.7
Goodwill	—	54.3	1,639.5	—	1,693.8
Other intangibles	—	17.7	1,769.0	—	1,786.7
Separate account assets	—	125,801.7	39,666.3	—	165,468.0
Other assets	383.2	1,118.6	5,358.4	(5,504.1)	1,356.1
Total assets	$18,863.7	$222,628.0	$77,716.2	$(43,120.1)	$276,087.8
Liabilities
Contractholder funds	$—	$38,334.6	$3,388.0	$(355.1)	$41,367.5
Future policy benefits and claims	—	35,476.6	6,740.7	(1,379.1)	40,838.2
Other policyholder funds	—	790.3	171.9	(2.8)	959.4
Short-term debt	—	—	93.4	—	93.4
Long-term debt	3,625.5	—	763.1	(654.5)	3,734.1
Income taxes currently payable	—	—	81.7	(65.5)	16.2
Deferred income taxes	—	325.8	1,965.9	(495.1)	1,796.6
Separate account liabilities	—	125,801.7	39,666.3	—	165,468.0
Other liabilities	620.2	10,533.5	7,111.2	(11,401.2)	6,863.7
Total liabilities	4,245.7	211,262.5	59,982.2	(14,353.3)	261,137.1
Redeemable noncontrolling interest	—	—	264.9	—	264.9
Stockholders' equity
Common stock	4.8	2.5	—	(2.5)	4.8
Additional paid-in capital	10,182.6	6,331.5	10,038.7	(16,370.2)	10,182.6
Retained earnings	11,074.3	2,410.8	6,414.3	(8,825.1)	11,074.3
Accumulated other comprehensive income	1,037.9	2,620.7	948.3	(3,569.0)	1,037.9
Treasury stock, at cost	(7,681.6)	—	—	—	(7,681.6)
Total stockholders' equity attributable to PFG	14,618.0	11,365.5	17,401.3	(28,766.8)	14,618.0
Noncontrolling interest	—	—	67.8	—	67.8
Total stockholders’ equity	14,618.0	11,365.5	17,469.1	(28,766.8)	14,685.8
Total liabilities and stockholders' equity	$18,863.7	$222,628.0	$77,716.2	$(43,120.1)	$276,087.8
(1)	PFG sponsors nonqualified benefit plans. Nonqualified benefit plan assets and liabilities held in Rabbi trusts were $731.9 million and $593.7 million, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

21. Condensed Consolidating Financial Information – (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

21. Condensed Consolidating Financial Information – (continued)

Condensed Consolidating Statements of Operations

For the year ended December 31, 2019

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	other subsidiaries		Group, Inc.
	parent only	only	combined	Eliminations	consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$7,189.2	$677.4	$—	$7,866.6
Fees and other revenues	—	2,343.9	2,461.9	(395.9)	4,409.9
Net investment income	19.4	2,843.7	2,223.9	(1,088.6)	3,998.4
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	12.3	(3,509.5)	3,488.5	(0.6)	(9.3)
Net other-than-temporary impairment losses on available-for-sale securities	—	(35.6)	(2.7)	—	(38.3)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	(4.7)	(0.5)	—	(5.2)
Net impairment losses on available-for-sale securities	—	(40.3)	(3.2)	—	(43.5)
Net realized capital gains (losses)	12.3	(3,549.8)	3,485.3	(0.6)	(52.8)
Total revenues	31.7	8,827.0	8,848.5	(1,485.1)	16,222.1
Expenses
Benefits, claims and settlement expenses	—	8,940.7	976.4	(11.3)	9,905.8
Dividends to policyholders	—	119.1	—	—	119.1
Operating expenses	210.9	2,460.0	2,206.2	(373.2)	4,503.9
Total expenses	210.9	11,519.8	3,182.6	(384.5)	14,528.8
Income (loss) before income taxes	(179.2)	(2,692.8)	5,665.9	(1,100.6)	1,693.3
Income taxes (benefits)	(44.2)	(685.5)	980.2	(1.3)	249.2
Equity in the net income (loss) of subsidiaries	1,529.2	3,121.0	(3,115.6)	(1,534.6)	—
Net income	1,394.2	1,113.7	1,570.1	(2,633.9)	1,444.1
Net income attributable to noncontrolling interest	—	—	49.9	—	49.9
Net income attributable to PFG	$1,394.2	$1,113.7	$1,520.2	$(2,633.9)	$1,394.2

Net income	$1,394.2	$1,113.7	$1,570.1	$(2,633.9)	$1,444.1
Other comprehensive income	2,570.9	2,564.6	2,654.0	(5,182.8)	2,606.7
Comprehensive income	$3,965.1	$3,678.3	$4,224.1	$(7,816.7)	$4,050.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

21. Condensed Consolidating Financial Information – (continued)

Condensed Consolidating Statements of Operations

For the year ended December 31, 2018

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	other subsidiaries		Group, Inc.
	parent only	only	combined	Eliminations	consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$5,846.0	$563.6	$—	$6,409.6
Fees and other revenues	—	2,174.4	2,487.0	(387.6)	4,273.8
Net investment income	25.8	2,655.7	2,192.6	(1,244.9)	3,629.2
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	(8.2)	118.8	(175.1)	18.2	(46.3)
Net other-than-temporary impairment (losses) recoveries on available-for-sale securities	—	14.1	(3.5)	—	10.6
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	—	(40.1)	0.4	—	(39.7)
Net impairment losses on available-for-sale securities	—	(26.0)	(3.1)	—	(29.1)
Net realized capital gains (losses)	(8.2)	92.8	(178.2)	18.2	(75.4)
Total revenues	17.6	10,768.9	5,065.0	(1,614.3)	14,237.2
Expenses
Benefits, claims and settlement expenses	—	7,346.3	857.1	(10.9)	8,192.5
Dividends to policyholders	—	123.6	—	—	123.6
Operating expenses	191.9	2,320.1	1,982.7	(358.0)	4,136.7
Total expenses	191.9	9,790.0	2,839.8	(368.9)	12,452.8
Income (loss) before income taxes	(174.3)	978.9	2,225.2	(1,245.4)	1,784.4
Income taxes (benefits)	(62.5)	60.0	235.0	(1.8)	230.7
Equity in the net income (loss) of subsidiaries	1,658.3	334.7	(335.3)	(1,657.7)	—
Net income	1,546.5	1,253.6	1,654.9	(2,901.3)	1,553.7
Net income attributable to noncontrolling interest	—	—	7.2	—	7.2
Net income attributable to PFG	$1,546.5	$1,253.6	$1,647.7	$(2,901.3)	$1,546.5

Net income	$1,546.5	$1,253.6	$1,654.9	$(2,901.3)	$1,553.7
Other comprehensive loss	(1,824.5)	(1,548.5)	(1,928.5)	3,465.8	(1,835.7)
Comprehensive loss	$(278.0)	$(294.9)	$(273.6)	$564.5	$(282.0)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

21. Condensed Consolidating Financial Information – (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

21. Condensed Consolidating Financial Information – (continued)

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2019

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	other subsidiaries		Group, Inc.
	parent only	only	combined	Eliminations	consolidated
	(in millions)
Operating activities
Net cash provided by operating activities	$7.1	$2,292.0	$650.5	$2,543.6	$5,493.2
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(251.5)	(11,482.9)	(2,402.7)	—	(14,137.1)
Sales	—	1,411.0	988.9	(2.5)	2,397.4
Maturities	200.0	6,123.0	741.2	—	7,064.2
Mortgage loans acquired or originated	—	(2,943.6)	(555.9)	11.8	(3,487.7)
Mortgage loans sold or repaid	—	2,030.8	372.0	(66.9)	2,335.9
Real estate acquired	—	(0.3)	(127.2)	—	(127.5)
Real estate sold	—	—	96.3	—	96.3
Net purchases of property and equipment	(0.1)	(52.9)	(79.4)	—	(132.4)
Purchase of business or interests in subsidiaries, net of cash acquired	—	—	(1,208.5)	—	(1,208.5)
Dividends and returns of capital received from unconsolidated entities	494.2	2.2	1,169.2	(1,665.6)	—
Net change in other investments	(34.0)	2,646.8	(420.3)	(2,681.6)	(489.1)
Net cash provided by (used in) investing activities	408.6	(2,265.9)	(1,426.4)	(4,404.8)	(7,688.5)
Financing activities
Issuance of common stock	37.7	—	—	—	37.7
Acquisition of treasury stock	(281.0)	—	—	—	(281.0)
Payments for financing element derivatives	—	(26.9)	—	—	(26.9)
Purchase of subsidiary shares from noncontrolling interest	—	—	(1.7)	—	(1.7)
Dividends to common stockholders	(606.0)	—	—	—	(606.0)
Issuance of long-term debt	493.6	—	11.3	—	504.9
Principal repayments of long-term debt	—	—	(99.1)	66.9	(32.2)
Net proceeds from short-term borrowings	—	—	57.5	—	57.5
Dividends and capital paid to parent	—	(1,169.2)	(496.4)	1,665.6	—
Investment contract deposits	—	8,727.6	472.4	—	9,200.0
Investment contract withdrawals	—	(7,709.4)	(38.3)	—	(7,747.7)
Net increase in banking operation deposits	—	—	623.4	—	623.4
Other	—	6.0	(0.3)	—	5.7
Net cash provided by (used in) financing activities	(355.7)	(171.9)	528.8	1,732.5	1,733.7
Net increase (decrease) in cash and cash equivalents	60.0	(145.8)	(247.1)	(128.7)	(461.6)
Cash and cash equivalents at beginning of period	334.9	1,323.9	2,014.8	(696.1)	2,977.5
Cash and cash equivalents at end of period	$394.9	$1,178.1	$1,767.7	$(824.8)	$2,515.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

21. Condensed Consolidating Financial Information – (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

21. Condensed Consolidating Financial Information – (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

21. Condensed Consolidating Financial Information – (continued)

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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of December 31, 2019 and December 31, 2018, and for the years ended December 31, 2019, 2018  and 2017.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

21. Condensed Consolidating Financial Information – (continued)

Condensed Consolidating Statements of Financial Position

December 31, 2019

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and other		Financial
	Group, Inc.	Services, Inc.	subsidiaries		Group, Inc.
	parent only	only	combined (1)	Eliminations	consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$265.8	$—	$69,840.4	$—	$70,106.2
Fixed maturities, trading	268.2	—	407.7	—	675.9
Equity securities	—	41.4	1,838.0	—	1,879.4
Mortgage loans	—	—	16,486.9	—	16,486.9
Real estate	—	—	1,714.8	—	1,714.8
Policy loans	—	—	798.0	—	798.0
Investment in unconsolidated entities	17,539.6	16,664.1	649.4	(34,022.9)	830.2
Other investments	10.4	251.9	3,597.7	—	3,860.0
Cash and cash equivalents	394.9	598.4	2,656.2	(1,133.6)	2,515.9
Accrued investment income	1.6	0.4	684.6	—	686.6
Premiums due and other receivables	—	100.0	1,961.1	(320.8)	1,740.3
Deferred acquisition costs	—	—	3,521.3	—	3,521.3
Property and equipment	—	—	967.7	—	967.7
Goodwill	—	618.5	1,075.3	—	1,693.8
Other intangibles	—	531.7	1,255.0	—	1,786.7
Separate account assets	—	—	165,468.0	—	165,468.0
Other assets	383.2	35.2	1,509.5	(571.8)	1,356.1
Total assets	$18,863.7	$18,841.6	$274,431.6	$(36,049.1)	$276,087.8
Liabilities
Contractholder funds	$—	$—	$41,367.5	$—	$41,367.5
Future policy benefits and claims	—	—	40,838.2	—	40,838.2
Other policyholder funds	—	—	959.4	—	959.4
Short-term debt	—	—	93.4	—	93.4
Long-term debt	3,625.5	320.7	108.7	(320.8)	3,734.1
Income taxes currently payable	—	—	66.4	(50.2)	16.2
Deferred income taxes	—	5.9	2,285.8	(495.1)	1,796.6
Separate account liabilities	—	—	165,468.0	—	165,468.0
Other liabilities	620.2	1,113.6	6,104.7	(974.8)	6,863.7
Total liabilities	4,245.7	1,440.2	257,292.1	(1,840.9)	261,137.1

Redeemable noncontrolling interest	—	—	264.9	—	264.9

Stockholders' equity
Common stock	4.8	—	11.0	(11.0)	4.8
Additional paid-in capital	10,182.6	9,658.3	12,157.9	(21,816.2)	10,182.6
Retained earnings	11,074.3	6,263.5	2,985.1	(9,248.6)	11,074.3
Accumulated other comprehensive income	1,037.9	1,479.6	1,654.8	(3,134.4)	1,037.9
Treasury stock, at cost	(7,681.6)	—	(2.0)	2.0	(7,681.6)
Total stockholders' equity attributable to PFG	14,618.0	17,401.4	16,806.8	(34,208.2)	14,618.0
Noncontrolling interest	—	—	67.8	—	67.8
Total stockholders' equity	14,618.0	17,401.4	16,874.6	(34,208.2)	14,685.8
Total liabilities and stockholders' equity	$18,863.7	$18,841.6	$274,431.6	$(36,049.1)	$276,087.8
(1)	PFG sponsors nonqualified benefit plans. Nonqualified benefit plan assets and liabilities held in Rabbi trusts were $731.9 million and $593.7 million, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

21. Condensed Consolidating Financial Information – (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

21. Condensed Consolidating Financial Information – (continued)

Condensed Consolidating Statements of Operations

For the year ended December 31, 2019

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	other subsidiaries		Group, Inc.
	parent only	only	combined (1)	Eliminations	consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$7,866.6	$—	$7,866.6
Fees and other revenues	—	205.9	4,215.5	(11.5)	4,409.9
Net investment income (loss)	19.4	(6.5)	3,975.1	10.4	3,998.4
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	12.3	17.5	(38.9)	(0.2)	(9.3)
Net other-than-temporary impairment losses on available-for-sale securities	—	—	(38.3)	—	(38.3)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	—	(5.2)	—	(5.2)
Net impairment losses on available-for-sale securities	—	—	(43.5)	—	(43.5)
Net realized capital gains (losses)	12.3	17.5	(82.4)	(0.2)	(52.8)
Total revenues	31.7	216.9	15,974.8	(1.3)	16,222.1
Expenses
Benefits, claims and settlement expenses	—	—	9,905.8	—	9,905.8
Dividends to policyholders	—	—	119.1	—	119.1
Operating expenses	210.9	368.2	3,935.1	(10.3)	4,503.9
Total expenses	210.9	368.2	13,960.0	(10.3)	14,528.8

Income (loss) before income taxes	(179.2)	(151.3)	2,014.8	9.0	1,693.3
Income taxes (benefits)	(44.2)	(11.8)	305.2	—	249.2
Equity in the net income of subsidiaries	1,529.2	1,659.7	—	(3,188.9)	—
Net income	1,394.2	1,520.2	1,709.6	(3,179.9)	1,444.1
Net income attributable to noncontrolling interest	—	—	49.9	—	49.9
Net income attributable to PFG	$1,394.2	$1,520.2	$1,659.7	$(3,179.9)	$1,394.2

Net income	$1,394.2	$1,520.2	$1,709.6	$(3,179.9)	$1,444.1
Other comprehensive income	2,570.9	2,530.9	2,562.2	(5,057.3)	2,606.7
Comprehensive income	$3,965.1	$4,051.1	$4,271.8	$(8,237.2)	$4,050.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

21. Condensed Consolidating Financial Information – (continued)

Condensed Consolidating Statements of Operations

For the year ended December 31, 2018

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	other subsidiaries		Group, Inc.
	parent only	only	combined (1)	Eliminations	consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$6,409.6	$—	$6,409.6
Fees and other revenues	—	2.7	4,286.4	(15.3)	4,273.8
Net investment income (loss)	25.8	(6.7)	3,598.0	12.1	3,629.2
Net realized capital losses, excluding impairment losses on available-for-sale securities	(8.2)	(3.5)	(34.6)	—	(46.3)
Net other-than-temporary impairment recoveries on available-for-sale securities	—	—	10.6	—	10.6
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income	—	—	(39.7)	—	(39.7)
Net impairment losses on available-for-sale securities	—	—	(29.1)	—	(29.1)
Net realized capital losses	(8.2)	(3.5)	(63.7)	—	(75.4)
Total revenues	17.6	(7.5)	14,230.3	(3.2)	14,237.2
Expenses
Benefits, claims and settlement expenses	—	—	8,192.5	—	8,192.5
Dividends to policyholders	—	—	123.6	—	123.6
Operating expenses	191.9	29.1	3,929.5	(13.8)	4,136.7
Total expenses	191.9	29.1	12,245.6	(13.8)	12,452.8

Income (loss) before income taxes	(174.3)	(36.6)	1,984.7	10.6	1,784.4
Income taxes (benefits)	(62.5)	0.2	293.0	—	230.7
Equity in the net income of subsidiaries	1,658.3	1,684.5	—	(3,342.8)	—
Net income	1,546.5	1,647.7	1,691.7	(3,332.2)	1,553.7
Net income attributable to noncontrolling interest	—	—	7.2	—	7.2
Net income attributable to PFG	$1,546.5	$1,647.7	$1,684.5	$(3,332.2)	$1,546.5

Net income	$1,546.5	$1,647.7	$1,691.7	$(3,332.2)	$1,553.7
Other comprehensive loss	(1,824.5)	(1,839.1)	(1,856.4)	3,684.3	(1,835.7)
Comprehensive loss	$(278.0)	$(191.4)	$(164.7)	$352.1	$(282.0)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

21. Condensed Consolidating Financial Information – (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

21. Condensed Consolidating Financial Information – (continued)

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2019

			Principal Life
	Principal	Principal	Insurance		Principal
	Financial	Financial	Company and		Financial
	Group, Inc.	Services, Inc.	other subsidiaries		Group, Inc.
	parent only	only	combined (1)	Eliminations	consolidated
	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$7.1	$(54.7)	$5,760.7	$(219.9)	$5,493.2
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(251.5)	(0.2)	(13,885.4)	—	(14,137.1)
Sales	—	0.2	2,397.2	—	2,397.4
Maturities	200.0	—	6,864.2	—	7,064.2
Mortgage loans acquired or originated	—	—	(3,487.7)	—	(3,487.7)
Mortgage loans sold or repaid	—	—	2,335.9	—	2,335.9
Real estate acquired	—	—	(127.5)	—	(127.5)
Real estate sold	—	—	96.3	—	96.3
Net purchases of property and equipment	(0.1)	(2.0)	(130.3)	—	(132.4)
Purchase of business or interests in subsidiaries, net of cash acquired	—	(1,209.6)	1.1	—	(1,208.5)
Dividends and returns of capital received from unconsolidated entities	494.2	2,118.7	—	(2,612.9)	—
Net change in other investments	(34.0)	(362.9)	(235.8)	143.6	(489.1)
Net cash provided by (used in) investing activities	408.6	544.2	(6,172.0)	(2,469.3)	(7,688.5)
Financing activities
Issuance of common stock	37.7	—	—	—	37.7
Acquisition of treasury stock	(281.0)	—	—	—	(281.0)
Payments for financing element derivatives	—	—	(26.9)	—	(26.9)
Purchase of subsidiary shares from noncontrolling interest	—	—	(1.7)	—	(1.7)
Dividends to common stockholders	(606.0)	—	—	—	(606.0)
Issuance of long-term debt	493.6	10.0	11.3	(10.0)	504.9
Principal repayments of long-term debt	—	(55.9)	(32.2)	55.9	(32.2)
Net proceeds from short-term borrowings	—	—	57.5	—	57.5
Dividends and capital paid to parent	—	(494.2)	(2,118.7)	2,612.9	—
Investment contract deposits	—	—	9,200.0	—	9,200.0
Investment contract withdrawals	—	—	(7,747.7)	—	(7,747.7)
Net increase in banking operation deposits	—	—	623.4	—	623.4
Other	—	—	5.7	—	5.7
Net cash provided by (used in) financing activities	(355.7)	(540.1)	(29.3)	2,658.8	1,733.7
Net increase (decrease) in cash and cash equivalents	60.0	(50.6)	(440.6)	(30.4)	(461.6)
Cash and cash equivalents at beginning of period	334.9	649.0	3,096.8	(1,103.2)	2,977.5
Cash and cash equivalents at end of period	$394.9	$598.4	$2,656.2	$(1,133.6)	$2,515.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

21. Condensed Consolidating Financial Information – (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2019

21. Condensed Consolidating Financial Information – (continued)

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

Our Chief Executive Officer, Daniel J. Houston, and our Chief Financial Officer, Deanna D. Strable-Soethout, have reviewed and evaluated our disclosure controls and procedures as of December 31, 2019, except as noted below, and have concluded our disclosure controls and procedures are effective.

Our assessment of the effectiveness of disclosure controls and procedures excludes the operations and related assets of the Acquired Business, which closed on July 1, 2019. For additional information regarding the acquisition, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 2, Goodwill and Other Intangible Assets”. We are in process of evaluating internal control over financial reporting for the Acquired Business and, accordingly, have excluded its controls from our evaluation of disclosure controls and procedures. For the year ended December 31, 2019, the Acquired Business’s revenues related to operations represented 1% of our consolidated total revenues. As of December 31, 2019, the Acquired Business’s assets related to operations represented less than 1% of our consolidated total assets.

Management’s Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of management, including our Chief Executive Officer, Daniel J. Houston, and our Chief Financial Officer, Deanna D. Strable-Soethout, we conducted an evaluation of the effectiveness of our internal control over financial reporting, except as noted below, based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, management has concluded that Principal Financial Group, Inc.'s internal control over financial reporting was effective as of December 31, 2019.

As noted above, we are in the process of evaluating internal control over financial reporting for Acquired Business and, accordingly, have excluded Acquired Business from management’s report on internal control over financial reporting. See “Disclosure Controls and Procedures” above for additional information.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this annual report on Form 10-K, has issued its report on the effectiveness of our internal control over financial reporting. The report is included in Item 8. “Financial Statements and Supplementary Data.”

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 pertaining to directors is set forth in Principal Financial Group, Inc.'s proxy statement relating to the 2020 annual stockholders meeting (the “Proxy Statement”), which will be filed with the SEC on or about April 6, 2020, under the captions, “Election of Directors,” “Corporate Governance,” and “Security Ownership of Certain Beneficial Owners and Management — Delinquent Section 16(a) Reports.” Such information is incorporated herein by reference. The information called for by Item 10 pertaining to executive officers can be found in Part I of this Form 10-K under the caption, “Information about our Executive Officers.” The Company has adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The code of ethics has been posted on our internet website, found at www.principal.com. We intend to satisfy disclosure requirements regarding amendments to, or waivers from, any provision of our code of ethics on our website.

Item 11. Executive Compensation

The information called for by Item 11 pertaining to executive compensation is set forth in the Proxy Statement under the caption, “Executive Compensation,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 pertaining to security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the caption, “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

Equity Compensation Plan Information

In general, we have three compensation plans under which our equity securities are authorized for issuance to employees or directors (not including our tax qualified pension plans): the Principal Financial Group, Inc. 2014 Stock Incentive Plan, the Principal Financial Group, Inc. Employee Stock Purchase Plan and the Principal Financial Group, Inc. 2014 Directors Stock Plan. We propose to submit for approval of stockholders at the 2020 annual meeting a new employee stock purchase plan and a new directors stock plan. The information called for by Item 12 pertaining to equity compensation is set forth in the Proxy Statement under the caption “Amendment to the Principal Financial Group, Inc. Employee Stock Purchase Plan – Equity Compensation Information,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 pertaining to certain relationships and related transactions is set forth in the Proxy Statement under the captions, “Corporate Governance — Director Independence,” and “Corporate Governance — Certain Relationships and Related Transactions,” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information called for by Item 14 pertaining to principal accounting fees and services is set forth in the Proxy Statement under the caption, “Ratification of Appointment of Independent Registered Public Accountants,” and is incorporated herein by reference.

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

Consolidated Statements of Stockholders’ Equity

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

3.	Exhibits

Index of Exhibits

(Item 15 (a) 3.)

Incorporated by reference herein
Exhibit Number	Description	Form	File Date
2.1	Sale and Purchase Promise Agreement, dated October 5, 2012, among Principal Financial Services, Inc., Empresas Penta S.A. and Inversiones Banpenta Limitada	8-K	November 13, 2012
2.2	Purchase Agreement, dated as of April 9, 2019, by and between Wells Fargo Bank, N.A., Principal Financial Services, Inc. and (for certain limited purposes) Wells Fargo & Company	10-Q	May 2, 2019
3.1	Amended and Restated Certificate of Incorporation of Principal Financial Group, Inc.	8-K	June 17, 2005
3.2	Amended and Restated By-Laws of Principal Financial Group, Inc.	8-K	March 2, 2018
4.1	Form of Certificate for the Common Stock of Principal Financial Group, Inc., par value $0.01 per share	S-1/A	August 2, 2001
4.2	Senior Indenture, dated as of October 11, 2006, between Principal Financial Group, Inc. and The Bank of New York, as Trustee	8-K	October 17, 2006
4.2.1	First Supplemental Indenture, dated as of October 16, 2006, among Principal Financial Group, Inc., Principal Financial Services, Inc. and The Bank of New York, as Trustee	8-K	October 17, 2006
4.2.2	6.05% Senior Note ($500,000,000) due October 15, 2036	8-K	October 17, 2006
4.2.3	6.05% Senior Note ($100,000,000) due October 15, 2036	8-K	December 6, 2006
4.2.4	Guarantee from Principal Financial Services, Inc. with respect to the 6.05% Senior Notes due 2036	8-K	October 17, 2006
4.3	Senior Indenture, dated as of May 21, 2009, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York, as Trustee	8-K	May 21, 2009
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
4.3.15

Thirteenth Supplemental Indenture (including the form of 3.700% Senior Note due 2029), dated as of May 10, 2019, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee, relating to the 3.700% Senior Notes due 2029

		8-K	May 10, 2019

Incorporated by reference herein
Exhibit Number	Description	Form	File Date
4.3.16	Guarantee from Principal Financial Services, Inc. with respect to the 3.700% Senior Notes due 2029	8-K	May 10, 2019
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

		8-K	May 7, 2015
4.4.2	Guarantee from Principal Financial Services, Inc. with respect to the 4.700% Fixed-to-Floating Rate Junior Subordinated Notes due 2055	8-K	May 7, 2015
10.1	Principal Financial Group, Inc. Stock Incentive Plan	10-Q	August 6, 2003
10.1.1	Form of Restricted Stock Unit Award Agreement	8-K	March 7, 2005
10.1.2	Form of Stock Option Award Agreement	8-K	March 7, 2005
10.1.3	Principal Financial Group, Inc. 2005 Stock Incentive Plan	10-Q	August 3, 2005
10.1.4	Principal Financial Group, Inc. 2010 Stock Incentive Plan	DEF14A	April 6, 2010
10.1.5	Amended and Restated Principal Financial Group, Inc. 2010 Stock Incentive Plan	10-Q	May 2, 2012
10.1.6	Principal Financial Group, Inc. 2014 Stock Incentive Plan	DEF14Q	April 7, 2014
10.2	Principal Financial Group Long-Term Performance Plan	S-1	June 8, 2001
10.3	Resolution of Human Resources Committee of the Board of Directors of Principal Financial Group, Inc. amending the Principal Financial Group Long-Term Performance Plan as of October 31, 2002	10-K	March 5, 2003
10.4	Principal Financial Group Incentive Pay Plan (PrinPay), amended and restated effective January 1, 2003	10-Q	May 7, 2003
10.5	Principal Financial Group, Inc. Annual Incentive Plan	10-K	March 4, 2005
10.6	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc. Board of Directors	10-Q	November 5, 2008
10.6.1	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors, effective March 28, 2009	10-Q	May 6, 2009
10.6.2	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc., effective May 17, 2010	10-K	February 16, 2011
10.6.3	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc., effective January 1, 2012	10-K	February 15, 2012
10.6.4	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of Principal Financial Group, Inc., effective January 1, 2015	10-K	February 11, 2015
10.6.5	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc., effective November 28, 2017	10-K	February 9, 2018
10.7	Principal Financial Group, Inc. Directors Stock Plan	S-1	June 8, 2001
10.7.1	Principal Financial Group, Inc. 2005 Directors Stock Plan	10-Q	August 3, 2005
10.7.2	Principal Financial Group, Inc. 2014 Directors Stock Plan	DEF14Q	April 7, 2014
10.8	Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc.	10-K	March 2, 2006
10.9	Principal Select Savings Excess Plan, restated as of January 1, 2004	10-Q	May 5, 2004
10.9.1	Amendment No. 1 to Principal Select Savings Excess Plan	10-K	March 2, 2006
10.9.2	Principal Select Savings Excess Plan for Employees, amended and restated effective January 1, 2016	10-K	February 10, 2016
10.9.3	Principal Select Savings Excess Plan for Individual Field, amended and restated effective January 1, 2016	10-K	February 10, 2016
10.9.4	Nonqualified Deferred Compensation Plan for Select Investment Professions of Principal Financial Group, Inc. and Affiliates, effective January 1, 2016	10-K	February 10, 2016
10.10	Supplemental Executive Retirement Plan for Employees, restated as of January 1, 2003	10-Q	May 5, 2004
10.10.1	Amendment No. 1 to the Principal Supplemental Executive Retirement Plan for Employees	10-K	March 2, 2006

Incorporated by reference herein
Exhibit Number	Description	Form	File Date
10.11

Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change-of-Control Employment Agreement (Tier One Executives), dated as of February 28, 2006, by and among Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and an Executive

		10-Q	May 4, 2006
10.11.1	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change-of-Control Employment Agreement (Tier One Executives)	8-K	December 2, 2008
10.11.2	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change of Control Employment Agreement (Tier One Executives), effective December 31, 2010	10-K	February 16, 2011
10.12	Form of Principal Financial Group, Inc. Indemnification Agreement	8-K	December 2, 2008
10.12.1	Form of Principal Financial Group, Inc. Indemnification Agreement dated as of June 9, 2016.	10-Q	August 3, 2016
10.13	Compensatory Arrangement, dated as of March 14, 2002, between Principal Life Insurance Company and James P. McCaughan	10-Q	May 10, 2002
10.14	The Principal Severance Plan for Senior Executives, restated effective March 1, 2009	10-Q	May 6, 2009
4.5	Description of the Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934
10.15	The Principal Financial Group Nonqualified Defined Benefit Plan for Employees
21	Principal Financial Group, Inc. Member Companies as of December 31, 2019
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Daniel J. Houston
31.2	Certification of Deanna D. Strable-Soethout
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Daniel J. Houston
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Deanna D. Strable-Soethout
101

The following materials from Principal Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, (vii) Schedule I — Summary of Investments — Other Than Investments in Related Parties, (viii) Schedule II — Condensed Financial Information of Registrant (Parent Only), (ix) Schedule III — Supplementary Insurance Information and (x) Schedule IV — Reinsurance

104	The cover page from Principal Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in iXBRL and contained in Exhibit 101.

Paper copies of exhibits will be provided to shareholders upon reasonable request and upon payment of reasonable copying and mailing expenses.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: February 14, 2020	By	/s/ Deanna D. Strable-Soethout Deanna D. Strable-Soethout Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 14, 2020

By	/s/ DANIEL J. HOUSTON	By	/s/ SANDRA L. HELTON
	Daniel J. Houston		Sandra L. Helton
	Chairman, President, Chief Executive Officer and Director		Director

By	/s/ DEANNA D. STRABLE-SOETHOUT	By	/s/ ROGER C. HOCHSCHILD
	Deanna D. Strable-Soethout		Roger C. Hochschild
	Executive Vice President and Chief		Director
Financial Officer (Principal Financial Officer and
Principal Accounting Officer)

By	/s/ JONATHAN S. AUERBACH	By	/s/ SCOTT M. MILLS
	Jonathan S. Auerbach		Scott M. Mills
	Director		Director

By	/s/ BETSY J. BERNARD	By	/s/ DIANE C. NORDIN
	Betsy J. Bernard		Diane C. Nordin
	Director		Director

By	/s/ JOCELYN CARTER-MILLER	By	/s/ BLAIR C. PICKERELL
	Jocelyn Carter-Miller		Blair C. Pickerell
	Director		Director

By	/s/ MICHAEL T. DAN	By	/s/ ELIZABETH E. TALLETT
	Michael T. Dan		Elizabeth E. Tallett
	Director		Director

By	/s/ C. DANIEL GELATT, JR.
C. Daniel Gelatt, Jr.
Director

Schedule I - Summary of Investments - Other Than Investments in Related Parties

December 31, 2019

			Amount as
			shown in the
			consolidated
			statement of
		Fair	financial
Type of Investment	Cost	value	position
	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,627.0	$1,724.2	$1,724.2
States, municipalities and political subdivisions	6,857.1	7,490.0	7,490.0
Foreign governments	852.3	996.2	996.2
Public utilities	4,543.2	4,191.0	4,191.0
Redeemable preferred stock	33.8	34.6	34.6
All other corporate bonds	32,416.1	36,421.8	36,421.8
Residential mortgage-backed securities	2,913.9	2,982.4	2,982.4
Commercial mortgage-backed securities	4,746.6	4,850.2	4,850.2
Collateralized debt obligations	3,226.7	3,215.3	3,215.3
Other debt obligations	8,085.8	8,200.5	8,200.5
Total fixed maturities, available-for-sale	65,302.5	70,106.2	70,106.2
Fixed maturities, trading	675.9	675.9	675.9
Equity securities:
Banks, trust and insurance companies	456.5	456.5	456.5
Public utilities	7.0	7.0	7.0
Industrial, miscellaneous and all other	785.6	785.6	785.6
Other corporate	480.7	480.7	480.7
Non-redeemable preferred stock	149.6	149.6	149.6
Total equity securities	1,879.4	1,879.4	1,879.4
Mortgage loans	16,486.9	XXXX	16,486.9
Real estate, net:
Real estate acquired in satisfaction of debt	4.1	XXXX	4.1
Other real estate	1,710.7	XXXX	1,710.7
Policy loans	798.0	XXXX	798.0
Other investments	4,690.2	XXXX	4,690.2
Total investments	$91,547.7	XXXX	$96,351.4

Schedule II - Condensed Financial Information of Registrant (Parent Only)

Statements of Financial Position

	December 31,
	2019	2018
	(in millions)
Assets
Fixed maturities, available-for-sale	$265.8	$211.5
Fixed maturities, trading	268.2	308.9
Other investments	10.4	10.7
Cash and cash equivalents	394.9	334.9
Income taxes receivable	11.1	16.9
Deferred income taxes	344.4	331.0
Amounts receivable from subsidiaries	3.8	5.2
Other assets	25.5	23.3
Investment in unconsolidated entities	17,539.6	13,862.4
Total assets	$18,863.7	$15,104.8
Liabilities
Long-term debt	$3,625.5	$3,129.8
Accrued investment payable	25.4	23.1
Pension liability	590.6	557.9
Other liabilities	4.2	4.0
Total liabilities	4,245.7	3,714.8
Stockholders' equity
Common stock, par value $.01 per share - 2,500 million shares authorized, 479.3 million and 476.7 million shares issued, and 276.6 million and 279.5 million shares outstanding in 2019 and 2018	4.8	4.8
Additional paid-in capital	10,182.6	10,060.7
Retained earnings	11,074.3	10,290.2
Accumulated other comprehensive income (loss)	1,037.9	(1,565.1)
Treasury stock, at cost (202.7 million and 197.2 million shares in 2019 and 2018)	(7,681.6)	(7,400.6)
Total stockholders' equity attributable to Principal Financial Group, Inc.	14,618.0	11,390.0
Total liabilities and stockholders' equity	$18,863.7	$15,104.8

See accompanying notes.

Statements of Operations

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Revenues
Fees and other revenues	$—	$—	$7.8
Net investment income	19.4	25.8	9.7
Net realized capital gains (losses)	12.3	(8.2)	(0.6)
Total revenues	31.7	17.6	16.9
Expenses
Other operating costs and expenses	210.9	191.9	238.1
Total expenses	210.9	191.9	238.1
Loss before income taxes	(179.2)	(174.3)	(221.2)
Income taxes (benefits)	(44.2)	(62.5)	63.1
Equity in the net income of subsidiaries	1,529.2	1,658.3	2,594.7
Net income attributable to Principal Financial Group, Inc.	$1,394.2	$1,546.5	$2,310.4

See accompanying notes.

Statements of Cash Flows

	For the year ended December 31,
	2019	2018	2017
	(in millions)
Operating activities
Net income	$1,394.2	$1,546.5	$2,310.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized capital (gains) losses	(12.3)	8.2	0.6
Stock-based compensation	1.3	2.9	3.0
Equity in the net income of subsidiaries	(1,529.2)	(1,658.3)	(2,594.7)
Changes in:
Net cash flows for trading securities and equity securities with operating intent	48.7	32.4	(352.6)
Current and deferred income taxes (benefits)	(31.0)	15.7	163.8
Other	135.4	(79.8)	26.3
Net cash provided by (used in) operating activities	7.1	(132.4)	(443.2)
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(251.5)	(210.9)	—
Maturities	200.0	2.3	—
Net purchases of property and equipment	(0.1)	(0.1)	(0.1)
Net change in other investments	(34.0)	(2.2)	(1.1)
Dividends and returns of capital received from unconsolidated entities	494.2	1,041.6	1,002.5
Net cash provided by investing activities	408.6	830.7	1,001.3
Financing activities
Issuance of common stock	37.7	64.0	162.5
Acquisition of treasury stock	(281.0)	(671.6)	(220.4)
Dividends to common stockholders	(606.0)	(598.6)	(540.0)
Issuance of long-term debt	493.6	—	—
Net cash used in financing activities	(355.7)	(1,206.2)	(597.9)

Net increase (decrease) in cash and cash equivalents	60.0	(507.9)	(39.8)
Cash and cash equivalents at beginning of year	334.9	842.8	882.6

Cash and cash equivalents at end of year	$394.9	$334.9	$842.8

See accompanying notes.

(1)   Basis of Presentation

The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of Principal Financial Group, Inc.

In the parent company only financial statements, our investment in unconsolidated entities is stated at cost plus equity in undistributed earnings of subsidiaries.

Principal Financial Group, Inc. sponsors nonqualified benefit plans for select employees and agents and is responsible for the obligations of these plans. Nonqualified plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The invested assets and benefit plan liabilities reported in the statements of financial position exclude amounts held in these trusts. The Rabbi trusts had $731.9 million and $671.7 million of plan assets and $593.7 million and $542.4 million of benefit plan liabilities as of December 31, 2019 and 2018, respectively.

(2)   Dividends and Returns of Capital Received from (Contributions to) Unconsolidated Entities

The parent company received cash dividends and returns of capital totaling $494.2 million, $1,041.6 million and $1,002.5 million from subsidiaries in 2019, 2018 and 2017, respectively.

Schedule III - Supplementary Insurance Information

As of December 31, 2019 and 2018 and for each of the years ended December 31, 2019, 2018 and 2017

			Contractholder
	Deferred	Future policy	and other
	acquisition	benefits and	policyholder
Segment	costs	claims	funds
	(in millions)
2019:
Retirement and Income Solutions	$833.9	$25,305.1	$33,814.4
Principal Global Investors	—	—	—
Principal International	11.3	4,537.1	1,145.0
U.S. Insurance Solutions	2,676.1	10,823.5	7,720.0
Corporate	—	172.5	(352.5)
Total	$3,521.3	$40,838.2	$42,326.9
2018:
Retirement and Income Solutions	$988.3	$21,217.9	$32,295.1
Principal Global Investors	—	—	—
Principal International	13.1	4,317.6	1,183.1
U.S. Insurance Solutions	2,692.1	9,950.3	7,458.4
Corporate	—	179.0	(348.5)
Total	$3,693.5	$35,664.8	$40,588.1

Schedule III - Supplementary Insurance Information - (continued)

As of December 31, 2019 and 2018 and for each of the years ended December 31, 2019, 2018 and 2017

				Amortization of
	Premiums and	Net	Benefits, claims	deferred	Other
	other	investment	and settlement	acquisition	operating
Segment	considerations	income (1)	expenses	costs	expenses (1)
	(in millions)
2019:
Retirement and Income Solutions	$4,862.7	$2,420.4	$6,527.8	$87.8	$1,403.5
Principal Global Investors	—	10.1	—	—	1,028.5
Principal International	393.3	575.9	728.3	1.3	436.0
U.S. Insurance Solutions	2,610.6	854.5	2,639.2	257.9	946.5
Corporate	—	137.5	10.5	—	342.4
Total	$7,866.6	$3,998.4	$9,905.8	$347.0	$4,156.9
2018:
Retirement and Income Solutions	$3,635.9	$2,195.2	$5,099.0	$124.5	$1,140.7
Principal Global Investors	—	4.2	—	—	1,168.0
Principal International	317.2	494.9	646.6	1.3	451.0
U.S. Insurance Solutions	2,456.5	815.1	2,444.6	127.7	925.4
Corporate	—	119.8	2.3	—	198.1
Total	$6,409.6	$3,629.2	$8,192.5	$253.5	$3,883.2
2017:
Retirement and Income Solutions	$3,671.1	$2,058.3	$4,972.6	$35.8	$1,108.5
Principal Global Investors	—	13.4	—	—	963.1
Principal International	218.0	510.6	507.1	22.4	388.1
U.S. Insurance Solutions	2,328.3	785.9	2,345.3	176.4	850.5
Corporate	—	91.1	(2.4)	—	349.0
Total	$6,217.4	$3,459.3	$7,822.6	$234.6	$3,659.2
(1)	Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates. Reported operating results would change by segment if different methods were applied.

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

Schedule IV - Reinsurance

As of December 31, 2019, 2018 and 2017 and for each of the years then ended

					Percentage
		Ceded to	Assumed		of amount
	Gross	other	from other		assumed
	amount	companies	companies	Net amount	to net
	($ in millions)
2019:
Life insurance in force	$577,735.3	$368,583.0	$999.5	$210,151.8	0.5%
Premiums:
Life insurance and annuities	$6,424.8	$407.5	$1.6	$6,018.9	—%
Accident and health insurance	2,003.3	155.6	—	1,847.7	—%
Total	$8,428.1	$563.1	$1.6	$7,866.6	—%

2018:
Life insurance in force	$530,828.6	$324,691.3	$1,028.6	$207,165.9	0.5%
Premiums:
Life insurance and annuities	$5,055.8	$359.9	$1.7	$4,697.6	—%
Accident and health insurance	1,872.5	160.5	—	1,712.0	—%
Total	$6,928.3	$520.4	$1.7	$6,409.6	—%

2017:
Life insurance in force	$486,887.5	$287,538.8	$1,059.5	$200,408.2	0.5%
Premiums:
Life insurance and annuities	$4,945.7	$320.7	$1.9	$4,626.9	—%
Accident and health insurance	1,753.6	163.1	—	1,590.5	—%
Total	$6,699.3	$483.8	$1.9	$6,217.4	—%