Form 10-Q
period 2020-03-31
PRINCIPAL FINANCIAL GROUP INC
filed 2020-04-29
CIK 1126328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 22, 2020, was 273,867,770.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.
Condensed Consolidated Statements of Financial Position

	March 31,	December 31,
	2020	2019
	(Unaudited)
	(in millions)
Assets
Fixed maturities, available-for-sale (2020 and 2019 include $34.8 million and $99.4 million related to consolidated variable interest entities)	$68,707.8	$70,106.2
Fixed maturities, trading	596.0	675.9
Equity securities (2020 and 2019 include $728.5 million and $810.9 million related to consolidated variable interest entities)	1,664.1	1,879.4
Mortgage loans	16,645.9	16,486.9
Real estate (2020 and 2019 include $395.7 million and $457.6 million related to consolidated variable interest entities)	1,657.5	1,714.8
Policy loans	797.0	798.0
Other investments (2020 and 2019 include $270.4 million and $263.7 million related to consolidated variable interest entities and $22.7 million and $22.8 million measured at fair value under the fair value option)	4,707.0	4,690.2
Total investments	94,775.3	96,351.4
Cash and cash equivalents	3,482.7	2,515.9
Accrued investment income	721.7	686.6
Premiums due and other receivables	1,691.0	1,740.3
Deferred acquisition costs	3,679.8	3,521.3
Property and equipment	973.8	967.7
Goodwill	1,616.4	1,693.8
Other intangibles	1,716.6	1,786.7
Separate account assets (2020 and 2019 include $30,858.6 million and $39,130.3 million related to consolidated variable interest entities)	136,836.0	165,468.0
Other assets	1,410.6	1,356.1
Total assets	$246,903.9	$276,087.8
Liabilities
Contractholder funds (2020 and 2019 include $397.5 million and $394.6 million related to consolidated variable interest entities)	$42,126.6	$41,367.5
Future policy benefits and claims	41,244.0	40,838.2
Other policyholder funds	860.9	959.4
Short-term debt	105.6	93.4
Long-term debt (2019 includes $64.2 million related to consolidated variable interest entities)	3,670.1	3,734.1
Income taxes currently payable	14.7	16.2
Deferred income taxes	1,450.3	1,796.6
Separate account liabilities (2020 and 2019 include $30,858.6 million and $39,130.3 million related to consolidated variable interest entities)	136,836.0	165,468.0
Other liabilities (2020 and 2019 include $69.6 million and $124.4 million related to consolidated variable interest entities)	7,383.4	6,863.7
Total liabilities	233,691.6	261,137.1

Redeemable noncontrolling interest (2020 and 2019 include $187.6 million and $215.4 million related to consolidated variable interest entities)	239.7	264.9

Stockholders' equity
Common stock, par value $0.01 per share — 2,500.0 million shares authorized, 480.5 million and 479.3 million shares issued, and 273.4 million and 276.6 million shares outstanding in 2020 and 2019	4.8	4.8
Additional paid-in capital	10,216.5	10,182.6
Retained earnings	11,198.8	11,074.3
Accumulated other comprehensive income(loss)	(599.2)	1,037.9
Treasury stock, at cost (207.1 million and 202.7 million shares in 2020 and 2019)	(7,913.4)	(7,681.6)
Total stockholders' equity attributable to Principal Financial Group, Inc.	12,907.5	14,618.0
Noncontrolling interest	65.1	67.8
Total stockholders' equity	12,972.6	14,685.8
Total liabilities and stockholders' equity	$246,903.9	$276,087.8

See accompanying notes.

Principal Financial Group, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	March 31,
	2020	2019
	(in millions, except per share data)
Revenues
Premiums and other considerations	$2,291.0	$1,724.9
Fees and other revenues	1,145.3	973.5
Net investment income	983.6	961.0
Net realized capital gains	131.4	84.5
Total revenues	4,551.3	3,743.9
Expenses
Benefits, claims and settlement expenses	2,858.7	2,195.1
Dividends to policyholders	28.9	30.1
Operating expenses	1,335.5	992.7
Total expenses	4,223.1	3,217.9
Income before income taxes	328.2	526.0
Income taxes	43.2	73.9
Net income	285.0	452.1
Net income (loss) attributable to noncontrolling interest	(3.9)	22.2
Net income attributable to Principal Financial Group, Inc.	$288.9	$429.9

Earnings per common share
Basic earnings per common share	$1.05	$1.54

Diluted earnings per common share	$1.04	$1.53

See accompanying notes.

Principal Financial Group, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended
	March 31,
	2020	2019
	(in millions)

Net income	$285.0	$452.1
Other comprehensive income (loss), net:
Net unrealized gains (losses) on available-for-sale securities	(1,411.6)	1,104.3
Noncredit component of impairment losses on fixed maturities, available-for-sale	—	(2.5)
Net unrealized gains (losses) on derivative instruments	48.6	(4.5)
Foreign currency translation adjustment	(294.3)	37.9
Net unrecognized postretirement benefit obligation	11.0	11.5
Other comprehensive income (loss)	(1,646.3)	1,146.7
Comprehensive income (loss)	(1,361.3)	1,598.8
Comprehensive income (loss) attributable to noncontrolling interest	(13.1)	22.7
Comprehensive income (loss) attributable to Principal Financial Group, Inc.	$(1,348.2)	$1,576.1

See accompanying notes.

Principal Financial Group, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders'
	stock	capital	earnings	income (loss)	stock	interest	equity
	(in millions)
Balances as of January 1, 2019	$4.8	$10,060.7	$10,290.2	$(1,565.1)	$(7,400.6)	$66.0	$11,456.0
Common stock issued	—	5.8	—	—	—	—	5.8
Stock-based compensation	—	26.8	(2.0)	—	—	—	24.8
Treasury stock acquired, common	—	—	—	—	(153.6)	—	(153.6)
Dividends to common stockholders	—	—	(150.2)	—	—	—	(150.2)
Distributions to noncontrolling interest	—	—	—	—	—	(1.3)	(1.3)
Contributions from noncontrolling interest	—	—	—	—	—	0.8	0.8
Adjustments to redemption amount of redeemable noncontrolling interest	—	(2.5)	—	—	—	—	(2.5)
Effects of implementation of accounting change related to leases, net	—	—	4.0	—	—	—	4.0
Net income (1)	—	—	429.9	—	—	1.9	431.8
Other comprehensive income (1)	—	—	—	1,146.2	—	0.4	1,146.6
Balances as of March 31, 2019	$4.8	$10,090.8	$10,571.9	$(418.9)	$(7,554.2)	$67.8	$12,762.2

Balances as of January 1, 2020	$4.8	$10,182.6	$11,074.3	$1,037.9	$(7,681.6)	$67.8	$14,685.8
Common stock issued	—	9.0	—	—	—	—	9.0
Stock-based compensation	—	25.8	(2.4)	—	—	—	23.4
Treasury stock acquired, common	—	—	—	—	(231.8)	—	(231.8)
Dividends to common stockholders	—	—	(153.6)	—	—	—	(153.6)
Distributions to noncontrolling interest	—	—	—	—	—	(22.1)	(22.1)
Contributions from noncontrolling interest	—	—	—	—	—	2.6	2.6
Purchase of subsidiary shares from noncontrolling interest (1)	—	(0.6)	—	—	—	(0.3)	(0.9)
Adjustments to redemption amount of redeemable noncontrolling interest	—	(0.3)	—	—	—	(0.1)	(0.4)
Effects of implementation of accounting change related to credit losses, net	—	—	(8.4)	—	—	—	(8.4)
Net income (1)	—	—	288.9	—	—	19.8	308.7
Other comprehensive loss (1)	—	—	—	(1,637.1)	—	(2.6)	(1,639.7)
Balances as of March 31, 2020	$4.8	$10,216.5	$11,198.8	$(599.2)	$(7,913.4)	$65.1	$12,972.6

(1)	Excludes amounts attributable to redeemable noncontrolling interest. See Note 9, Stockholders’ Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	March 31,
	2020	2019
	(in millions)
Net cash provided by operating activities	$1,589.1	$1,176.4
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(3,190.1)	(2,886.7)
Sales	582.4	342.6
Maturities	1,984.1	1,548.9
Mortgage loans acquired or originated	(827.3)	(625.1)
Mortgage loans sold or repaid	581.6	382.4
Real estate acquired	(39.6)	(10.5)
Net purchases of property and equipment	(18.0)	(29.4)
Net change in other investments	14.2	(213.3)
Net cash used in investing activities	(912.7)	(1,491.1)
Financing activities
Issuance of common stock	9.0	5.8
Acquisition of treasury stock	(231.8)	(153.6)
Payments for financing element derivatives	(7.1)	(6.5)
Purchase of subsidiary shares from noncontrolling interest	(0.9)	—
Dividends to common stockholders	(153.6)	(150.2)
Issuance of long-term debt	—	6.7
Principal repayments of long-term debt	(64.5)	(0.3)
Net proceeds from short-term borrowings	24.6	0.1
Investment contract deposits	2,725.7	1,872.2
Investment contract withdrawals	(2,255.6)	(1,947.4)
Net increase (decrease) in banking operation deposits	244.5	(35.4)
Other	0.1	5.5
Net cash provided by (used in) financing activities	290.4	(403.1)
Net increase (decrease) in cash and cash equivalents	966.8	(717.8)
Cash and cash equivalents at beginning of period	2,515.9	2,977.5
Cash and cash equivalents at end of period	$3,482.7	$2,259.7

Supplemental disclosure of non-cash activities:
Lease assets established upon adoption of accounting guidance	$—	$168.8
Lease liabilities established upon adoption of accounting guidance	$—	$164.0
Assets received in kind from pension risk transfer transaction	$909.6	$—

See accompanying notes.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2020
(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Principal Financial Group, Inc. (“PFG”) have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ended December 31, 2020, especially when considering the risks and uncertainties associated with the novel coronavirus ("COVID-19") and the impact it may have on our business, results of operations and financial condition. Our use of estimates and assumptions affect amounts reported and disclosed and includes, but is not limited to, the fair value of investments in the absence of quoted market values, investment impairments and valuation allowances, the fair value of derivatives, deferred acquisition costs ("DAC") and other actuarial balances, measurement of goodwill and intangible assets, the liability for future policy benefits and claims, the value of pension and other postretirement benefits and accounting for income taxes and the valuation of deferred tax assets. Our estimates and assumptions could change in the future as more information becomes known about the impact of COVID-19. Our results of operations and financial condition may also be impacted by evolving regulatory, legislative and standard-setter accounting interpretations and guidance.

These interim unaudited condensed consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2019, included in our Form 10-K for the year ended December 31, 2019, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated statement of financial position as of December 31, 2019, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
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

3.    DAC for all insurance and annuity contracts will be amortized on a constant basis over the expected term of the related contracts.

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

Simplifying the accounting for income taxes

This authoritative guidance simplifies the accounting for income taxes by removing certain exceptions, including exceptions related to the incremental approach for intraperiod tax allocation, calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. Also, the guidance clarifies the accounting for franchise taxes, transactions that result in a step-up in the tax basis of goodwill and enacted changes in tax laws or rates. It specifies that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements, although an entity may elect to do so. The guidance will be applied based on varying transition methods defined by amendment. Early adoption is permitted.

	January 1, 2021	We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

Standards adopted:

Facilitation of the effects of reference rate reform on financial reporting

This authoritative guidance provides optional expedients and exceptions for contracts and hedging relationships affected by reference rate reform. An entity may elect not to apply certain modification accounting requirements to contracts affected by reference rate reform and instead account for the modified contract as a continuation of the existing contract. Also, an entity may apply optional expedients to continue hedge accounting for hedging relationships in which the critical terms change due to reference rate reform.

	March 12, 2020	We adopted the guidance upon issuance prospectively through December 31, 2022.

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

January 1, 2020

This guidance reduces complexity and costs associated with performing a Step 2 test, should one be needed in the future. However, the impact of eliminating the Step 2 test from any such future impairment assessment will be dependent on modeling factors that are not currently determinable. This guidance did not have a material impact on our consolidated financial statements.

Credit losses

This authoritative guidance requires entities to use a current expected credit loss (“CECL”) model to measure impairment for most financial assets that are not recorded at fair value through net income. Under the CECL model, an entity will estimate lifetime expected credit losses considering available relevant information about historical events, current conditions and reasonable and supportable forecasts. The CECL model does not apply to available-for-sale debt securities. This guidance also expands the required credit loss disclosures.

January 1, 2020

We adopted the guidance using the modified retrospective approach. A cumulative effect adjustment of $8.4 million was recorded as a decrease to retained earnings. We recorded an offsetting increase in the allowance for credit loss for mortgage loans, reinsurance recoverables and commitments and a decrease for deferred tax impacts. See Note 3, Investments, for further details.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

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

January 1, 2019	We adopted the guidance using the modified retrospective approach. A cumulative effect adjustment of $4.0 million was recorded as a increase to retained earnings.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

As of March 31, 2020 and December 31, 2019, the separate accounts included a separate account valued at $55.8 million and $100.4 million, respectively, which primarily included shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

2. Variable Interest Entities

We have relationships with various types of entities which may be VIEs. Certain VIEs are consolidated in our financial results. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Consolidation” for further details of our consolidation accounting policies. We did not provide financial or other support to investees designated as VIEs for the periods ended March 31, 2020 and December 31, 2019.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
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

Assets and Liabilities of Consolidated Variable Interest Entities

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	March 31, 2020		December 31, 2019
	Total	Total	Total	Total
	assets	liabilities	assets	liabilities
	(in millions)
Grantor trust (1)	$35.1	$34.7	$99.9	$98.6
Mandatory retirement savings funds (2)	31,535.3	31,256.1	39,891.1	39,524.9
Real estate (3)	421.5	26.9	479.7	88.0
Sponsored investment funds (4)	339.7	8.3	331.4	2.2
Total	$32,331.6	$31,326.0	$40,802.1	$39,713.7
(1)	The assets of the grantor trust are primarily fixed maturities, available-for-sale. The liabilities are primarily other liabilities that reflect an embedded derivative of the forecasted transaction to deliver the underlying securities.
(2)	The assets of the mandatory retirement savings funds include separate account assets and equity securities. The liabilities include separate account liabilities and contractholder funds.
(3)	The assets of the real estate VIEs primarily include real estate and cash. Liabilities primarily include other liabilities and included long-term debt as of December 31, 2019.
(4)	The assets of sponsored investment funds are primarily fixed maturities and equity securities, certain of which are reported with other investments, and cash. The consolidated statements of financial position included a $187.6 million and $215.4 million redeemable noncontrolling interest for sponsored investment funds as of March 31, 2020 and December 31, 2019, respectively.

Unconsolidated Variable Interest Entities

We hold a variable interest in a number of VIEs where we are not the primary beneficiary. Our investments in these VIEs are reported in fixed maturities, available-for-sale; fixed maturities, trading; equity securities and other investments in the consolidated statements of financial position and are described below.

Unconsolidated VIEs include certain commercial mortgage-backed securities (“CMBS”), residential mortgage-backed pass-through securities ("RMBS") and other asset-backed securities (“ABS”). All of these entities were deemed VIEs because the equity within these entities is insufficient to sustain them. We determined we are not the primary beneficiary in the entities within these categories of investments. This determination was based primarily on the fact we do not own the class of security that controls the unilateral right to replace the special servicer or equivalent function.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to
	Asset carrying value	loss (1)
	(in millions)
March 31, 2020
Fixed maturities, available-for-sale:
Corporate	$186.7	$177.6
Residential mortgage-backed pass-through securities	3,201.9	3,063.8
Commercial mortgage-backed securities	4,493.7	4,793.6
Collateralized debt obligations (2)	3,348.3	3,555.6
Other debt obligations	7,786.3	7,806.8
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	272.2	272.2
Commercial mortgage-backed securities	24.9	24.9
Collateralized debt obligations (2)	19.8	19.8
Other debt obligations	11.5	11.5
Equity securities	97.1	97.1
Other investments:
Other limited partnership and fund interests (3)	915.3	1,463.6

December 31, 2019
Fixed maturities, available-for-sale:
Corporate	$238.2	$225.7
Residential mortgage-backed pass-through securities	2,982.4	2,913.9
Commercial mortgage-backed securities	4,850.2	4,746.6
Collateralized debt obligations (2)	3,215.3	3,226.7
Other debt obligations	8,191.1	8,076.4
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	282.3	282.3
Commercial mortgage-backed securities	28.2	28.2
Collateralized debt obligations (2)	20.9	20.9
Other debt obligations	13.2	13.2
Equity securities	123.2	123.2
Other investments:
Other limited partnership and fund interests (3)	911.9	1,467.0
(1)	Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale. Our risk of loss is limited to our investment measured at fair value for our fixed maturities, trading and equity securities. Our risk of loss is limited to our carrying value plus any unfunded commitments and/or guarantees and similar provisions for our other investments. Unfunded commitments are not liabilities on our consolidated statements of financial position because we are only required to fund additional equity when called upon to do so by the general partner or investment manager.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(3)	As of March 31, 2020 and December 31, 2019, the maximum exposure to loss for other limited partnership and fund interests includes $126.0 million and $129.1 million, respectively, of debt within certain of our managed international real estate funds that is fully secured by assets whose value exceeds the amount of the debt, but also includes recourse to the investment manager.

Money Market Funds

We are the investment manager for certain money market mutual funds. These types of funds are exempt from assessment under any consolidation model due to a scope exception for money market funds registered under Rule 2a-7 of the Investment Company Act of 1940 or similar funds. As of March 31, 2020 and December 31, 2019, money market mutual funds we manage held $4.7 billion and $4.0 billion in total assets, respectively. We have no contractual obligation to contribute to these funds; however, we provide support through the waiver of fees and through expense reimbursements. The amount of fees waived and expenses reimbursed was insignificant.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

3. Investments

Fixed Maturities and Equity Securities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities. Equity securities include mutual funds, common stock, non-redeemable preferred stock and required regulatory investments. We classify fixed maturities as either available-for-sale or trading at the time of the purchase and, accordingly, carry them at fair value. Equity securities are also carried at fair value. See Note 10, Fair Value Measurements, for methodologies related to the determination of fair value. Unrealized gains and losses related to fixed maturities, available-for-sale, excluding those in fair value hedging relationships, are reflected in stockholders' equity, net of adjustments associated with DAC and related actuarial balances, derivatives in cash flow hedge relationships and applicable income taxes. Mark-to-market adjustments on equity securities and mark-to-market adjustments on certain fixed maturities, trading are reflected in net realized capital gains (losses). Unrealized gains and losses related to hedged portions of fixed maturities, available-for-sale in fair value hedging relationships are reflected in net investment income. Mark-to-market adjustments related to certain securities carried at fair value with an investment objective to realize economic value through mark-to-market changes are reflected in net investment income.

The amortized cost of fixed maturities includes cost adjusted for amortization of premiums and discounts, computed using the interest method. The amortized cost of fixed maturities, available-for-sale is adjusted for changes in fair value of the hedged portions of securities in fair value hedging relationships and excludes accrued interest receivable. Accrued interest receivable is reported in accrued investment income on the consolidated statements of financial position. Beginning in 2020, fixed maturities, available-for-sale are subject to an allowance for credit loss and changes in the allowance are reported in net income as a component of net realized capital gains (losses). Prior to 2020, the amortized cost of fixed maturities, available-for-sale was adjusted for declines in value that were other than temporary. Prior to 2020, impairments in value deemed to be other than temporary were primarily reported in net income as a component of net realized capital gains (losses), with noncredit impairment losses for certain fixed maturities, available-for-sale reported in OCI. Interest income, as well as prepayment fees and the amortization of the related premium or discount, is reported in net investment income. For loan-backed and structured securities, we recognize income using a constant effective yield based on currently anticipated cash flows.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

Available-for-sale securities were as follows:

		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit
	cost (1)	gains	losses	loss	Fair value
	(in millions)
March 31, 2020
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,463.6	$267.6	$—	$—	$1,731.2
Non-U.S. governments	837.4	120.9	1.6	—	956.7
States and political subdivisions	7,077.8	709.6	24.0	—	7,763.4
Corporate	38,044.9	2,446.8	1,063.5	7.0	39,421.2
Residential mortgage-backed pass-through securities	3,063.8	138.4	0.3	—	3,201.9
Commercial mortgage-backed securities	4,793.6	20.7	320.2	0.4	4,493.7
Collateralized debt obligations (2)	3,555.6	3.9	211.1	0.1	3,348.3
Other debt obligations	7,812.0	172.1	192.6	0.1	7,791.4
Total fixed maturities, available-for-sale	$66,648.7	$3,880.0	$1,813.3	$7.6	$68,707.8

					Other-than-
		Gross	Gross		temporary
	Amortized	unrealized	unrealized		impairments
	cost	gains	losses	Fair value	in OCI (3)
		(in millions)
December 31, 2019
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,627.0	$100.2	$3.0	$1,724.2	$—
Non-U.S. governments	852.3	144.1	0.2	996.2	—
States and political subdivisions	6,857.1	644.5	11.6	7,490.0	—
Corporate	36,993.1	3,706.5	52.2	40,647.4	—
Residential mortgage-backed pass-through securities	2,913.9	72.3	3.8	2,982.4	—
Commercial mortgage-backed securities	4,746.6	127.6	24.0	4,850.2	15.8
Collateralized debt obligations (2)	3,226.7	2.9	14.3	3,215.3	0.9
Other debt obligations	8,085.8	129.6	14.9	8,200.5	31.7
Total fixed maturities, available-for-sale	$65,302.5	$4,927.7	$124.0	$70,106.2	$48.4
(1)	Amortized cost excludes accrued interest receivable of $569.8 million as of March 31, 2020.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(3)	Excludes $62.3 million as of December 31, 2019, of net unrealized gains on impaired fixed maturities, available-for-sale related to changes in fair value subsequent to the impairment date, which are included in gross unrealized gains and gross unrealized losses.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

The amortized cost and fair value of fixed maturities, available-for-sale as of March 31, 2020, by expected maturity, were as follows:

	Amortized cost	Fair value
	(in millions)
Due in one year or less	$2,170.7	$2,173.4
Due after one year through five years	10,179.8	10,168.8
Due after five years through ten years	12,378.6	12,459.7
Due after ten years	22,694.6	25,070.6
Subtotal	47,423.7	49,872.5
Mortgage-backed and other asset-backed securities	19,225.0	18,835.3
Total	$66,648.7	$68,707.8

Actual maturities may differ because borrowers may have the right to call or prepay obligations. Our portfolio is diversified by industry, issuer and asset class. Credit concentrations are managed to established limits.

Net Realized Capital Gains and Losses

Net realized capital gains and losses on sales of investments are determined on the basis of specific identification. In general, in addition to realized capital gains and losses on investment sales and periodic settlements on derivatives not designated as hedges, we report gains and losses related to the following in net realized capital gains (losses): mark-to-market adjustments on equity securities, mark-to-market adjustments on certain fixed maturities, trading, mark-to-market adjustments on sponsored investment funds, mark-to-market adjustments on derivatives not designated as hedges, cash flow hedge gains (losses) when the hedged item impacts realized capital gains (losses), changes in the valuation allowance for fixed maturities available-for-sale and certain financing receivables, impairments of real estate held for investment, impairments on equity method investments and, prior to 2020, other-than-temporary impairments of securities and subsequent realized recoveries. Investment gains and losses on sales of certain real estate held for sale due to investment strategy and mark-to-market adjustments on certain securities carried at fair value with an investment objective to realize economic value through mark-to-market changes are reported as net investment income and are excluded from net realized capital gains (losses). The major components of net realized capital gains (losses) on investments were as follows:

	For the three months ended
	March 31,
	2020	2019
	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$23.1	$2.5
Gross losses	(4.2)	(1.5)
Net credit losses (1)	(7.9)	(6.8)
Hedging, net (2)	(1.5)	—
Fixed maturities, trading (3)	(16.4)	14.2
Equity securities (4)	(63.7)	21.0
Mortgage loans	(15.7)	0.3
Derivatives	290.5	5.0
Other	(72.8)	49.8
Net realized capital gains	$131.4	$84.5
(1)	Upon adoption of authoritative guidance effective January 1, 2020, net credit losses include adjustments to the credit loss valuation allowance, write-offs and recoveries on available-for-sale securities. Prior to 2020, net credit losses included net other-than-temporary impairment losses and recoveries on available-for-sale securities.
(2)	The change in fair value of fixed maturities, available-for-sale and the change in fair value of derivative hedging instruments in fair value hedging relationships are reported in net investment income with the earnings effect of fixed maturities, available-for-sale.
(3)	Unrealized gains (losses) on fixed maturities, trading still held at the reporting date were $(14.2) million and $14.2 million for the three months ended March 31, 2020 and 2019, respectively.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

(4)	Unrealized gains (losses) on equity securities still held at the reporting date were $(66.0) million and $19.8 million for the three months ended March 31, 2020 and 2019, respectively. This excludes $(38.5) million and $22.5 million of unrealized gains (losses) on equity securities still held at the reporting date for the three months ended March 31, 2020 and 2019, respectively, that were reported in net investment income.

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $541.6 million and $163.0 million for the three months ended March 31, 2020 and 2019, respectively.

Allowance for Credit Loss

We have a process in place to identify fixed maturity securities that could potentially require an allowance for credit loss. This process involves monitoring market events that could impact issuers’ credit ratings, business climate, management changes, litigation and government actions and other similar factors. This process also involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.

Each reporting period, all securities in an unrealized loss position are reviewed to determine whether a decline in value is due to credit. Relevant facts and circumstances considered include: (1) the extent the fair value is below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events and (4) for structured securities, the adequacy of the expected cash flows. To the extent we determine an unrealized loss is due to credit, an allowance for credit loss is recognized through a reduction to net income.

We estimate the amount of the allowance for credit loss as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. The methodology and assumptions for establishing the best estimate cash flows vary depending on the type of security. The ABS cash flow estimates are based on security specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity and prepayment speeds and structural support, including subordination and guarantees. The corporate security cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or liquidations using bond specific facts and circumstances including timing, security interests and loss severity. We do not measure a credit loss allowance on accrued interest receivable because we write off the accrued interest receivable balance to net investment income in a timely manner when we have concern regarding collectability.

Amounts on fixed maturities, available-for-sale deemed to be uncollectible are written off and removed from the allowance for credit loss. A write-off may also occur if we intend to sell a security or whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity.

The following table provides a rollforward of the allowance for credit loss by major security type.

	For the three months ended March 31, 2020
					Residential
					mortgage-
					backed	Commercial	Collateralized
	U.S.		States and		pass-	mortgage-	debt	Other
	government	Non-U.S	political		through	backed	obligations	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(2)	obligations	Total
	(in millions)
Beginning balance (1)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Additions for credit losses not previously recorded	—	—	—	7.0	—	0.4	0.1	0.1	7.6
Ending balance	$—	$—	$—	$7.0	$—	$0.4	$0.1	$0.1	$7.6
(1)	The allowance for credit loss associated with fixed maturities, available-for-sale was applied prospectively upon adoption of authoritative guidance effective January 1, 2020.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

During 2020, we did not write off any accrued interest to net investment income.

Other-Than-Temporary Impairments

Prior to the implementation of authoritative guidance in 2020, we had a process in place to identify fixed maturity securities that could potentially have an impairment that is other than temporary. This process involved monitoring market events that could impact issuers' credit ratings, business climate, management changes, litigation and government actions and other similar factors. This process also involved monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.

Each reporting period, all securities were reviewed to determine whether an other-than-temporary decline in value existed and whether losses should be recognized. We considered relevant facts and circumstances in evaluating whether a credit or interest rate related impairment of a security was other than temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value was below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events; (4) for structured securities, the adequacy of the expected cash flows and (5) our intent to sell a security or whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity. To the extent we determined a security was deemed to be other than temporarily impaired, an impairment loss was recognized.

The way in which impairment losses on fixed maturities were recognized in the financial statements was dependent on the facts and circumstances related to the specific security. If we intended to sell a security or it was more likely than not that we would be required to sell a security before the recovery of its amortized cost, we recognized an other-than-temporary impairment in net income for the difference between amortized cost and fair value. If we did not expect to recover the amortized cost basis, we did not plan to sell the security and if it was not more likely than not that we would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment was bifurcated. We recognized the credit loss portion in net income and the noncredit loss portion in OCI (“bifurcated OTTI”).

Prior to 2020, net realized capital gains (losses) included total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, as follows:

For the three months ended
March 31, 2019
(in millions)
Net realized capital gains, excluding impairment losses on available-for-sale securities	$91.3
Net other-than-temporary impairment losses on available-for-sale securities	(9.6)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income (1)	2.8
Net impairment losses on available-for-sale securities	(6.8)
Net realized capital gains	$84.5
(1)	Represents the net impact of (a) gains resulting from reclassification of noncredit impairment losses for fixed maturities with bifurcated OTTI from net realized capital gains (losses) to OCI and (b) losses resulting from reclassification of previously recognized noncredit impairment losses from OCI to net realized capital gains (losses) for fixed maturities with bifurcated OTTI that had additional credit losses or fixed maturities that previously had bifurcated OTTI that have now been sold or are intended to be sold.

We estimated the amount of the credit loss component of a fixed maturity security impairment as the difference between amortized cost and the present value of the expected cash flows of the security. The present value was determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. The methodology and assumptions for establishing the best estimate cash flows varied depending on the type of security. The ABS cash flow estimates were based on security specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity and prepayment speeds and structural support, including subordination and guarantees. The corporate security cash flow estimates were derived from scenario-based outcomes of expected corporate restructurings or liquidations using bond specific facts and circumstances including timing, security interests and loss severity.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

The following table provides a rollforward of accumulated credit losses for fixed maturities with bifurcated credit losses prior to the implementation of new accounting guidance in 2020. The purpose of the table is to provide detail of (1) additions to the bifurcated credit loss amounts recognized in net realized capital gains (losses) during the period and (2) decrements for previously recognized bifurcated credit losses where the loss is no longer bifurcated and/or there has been a positive change in expected cash flows or accretion of the bifurcated credit loss amount.

For the three months ended
March 31, 2019
(in millions)
Beginning balance	$(117.5)
Credit losses for which an other-than-temporary impairment was not previously recognized	(2.0)
Credit losses for which an other-than-temporary impairment was previously recognized	(4.3)
Reduction for credit losses previously recognized on fixed maturities now sold, paid down or intended to be sold	20.4
Net reduction for positive changes in cash flows expected to be collected and amortization (1)	1.1
Ending balance	$(102.3)
(1)	Amounts are recognized in net investment income.

Available-for-Sale Securities in Unrealized Loss Positions Without an Allowance for Credit Loss

For available-for-sale securities with unrealized losses for which an allowance for credit loss has not been recorded, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2020
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses
	(in millions)
Fixed maturities, available-for-sale (1):
Non-U.S. governments	$115.4	$1.6	$5.2	$—	$120.6	$1.6
States and political subdivisions	812.6	23.7	26.1	0.3	838.7	24.0
Corporate	13,248.9	1,021.9	150.9	41.7	13,399.8	1,063.6
Residential mortgage-backed pass-through securities	15.1	0.2	3.7	0.1	18.8	0.3
Commercial mortgage-backed securities	3,691.3	302.2	161.8	15.5	3,853.1	317.7
Collateralized debt obligations (2)	2,419.4	164.5	797.0	45.7	3,216.4	210.2
Other debt obligations	4,598.9	185.4	82.9	7.2	4,681.8	192.6
Total fixed maturities, available-for-sale	$24,901.6	$1,699.5	$1,227.6	$110.5	$26,129.2	$1,810.0
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

Of the total amounts, Principal Life’s consolidated portfolio represented $25,549.9 million in available-for-sale fixed maturities with gross unrealized losses of $1,741.6 million. Of the available-for-sale fixed maturities within Principal Life's consolidated portfolio in a gross unrealized loss position, 89% were investment grade (rated AAA through BBB-) with an average price of 94 (carrying value/amortized cost) as of March 31, 2020. Gross unrealized losses in our fixed maturities portfolio increased during the three months ended March 31, 2020, primarily due to widening of credit spreads, partially offset by a decrease in interest rates.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life's consolidated portfolio held 3,571 securities with a carrying value of $24,340.6 million and unrealized losses of $1,632.4 million reflecting an average price of 94 as of March 31, 2020. Of this portfolio, 89% was investment grade (rated AAA through BBB-) as of March 31, 2020, with associated unrealized losses of $1,224.3 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life's consolidated portfolio held 205 securities with a carrying value of $1,209.3 million and unrealized losses of $109.2 million. The average credit rating of this portfolio was AA with an average price of 92 as of March 31, 2020. Of the $109.2 million in unrealized losses, the corporate sector accounts for $41.7 million in unrealized losses with an average price of 78 and an average credit rating of BB+. The remaining unrealized losses also include $45.4 million within the collateralized debt obligation sector accounts with an average price of 95 and an average credit rating of AA+. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, we did not record an allowance for credit loss on these securities as of March 31, 2020. Because it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be at maturity, we did not write down these investments to fair value.

Gross Unrealized Losses for Available-for-Sale Securities

	December 31, 2019
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses (2)	value	losses (2)	value	losses (2)
	(in millions)
Fixed maturities, available-for-sale:
U.S. government and agencies	$100.0	$1.9	$74.2	$1.1	$174.2	$3.0
Non-U.S. governments	17.6	0.2	12.4	—	30.0	0.2
States and political subdivisions	559.9	11.2	86.3	0.4	646.2	11.6
Corporate	1,041.5	27.8	394.7	24.4	1,436.2	52.2
Residential mortgage-backed pass-through securities	429.6	1.4	237.3	2.4	666.9	3.8
Commercial mortgage-backed securities	829.3	9.2	268.5	14.8	1,097.8	24.0
Collateralized debt obligations (1)	639.4	1.8	1,447.8	12.5	2,087.2	14.3
Other debt obligations	1,772.8	9.5	613.7	5.4	2,386.5	14.9
Total fixed maturities, available-for-sale	$5,390.1	$63.0	$3,134.9	$61.0	$8,525.0	$124.0

(1)  Primarily consists of collateralized loan obligations backed by secured corporate loans.

(2)

Prior to the implementation of authoritative guidance in 2020, other than temporary impairment losses reported in OCI were included with gross unrealized losses resulting in total gross unrealized losses for fixed maturities, available-for-sale being reported in the table.

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

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life's consolidated portfolio held 882 securities with a carrying value of $5,302.7 million and unrealized losses of $44.0 million reflecting an average price of 99 as of December 31, 2019. Of this portfolio, 98% was investment grade (rated AAA through BBB-) as of December 31, 2019, with associated unrealized losses of $43.1 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life's consolidated portfolio held 502 securities with a carrying value of $3,078.0 million and unrealized losses of $59.9 million. The average credit rating of this portfolio was AA+ with an average price of 98 as of December 31, 2019. Of the $59.9 million in unrealized losses, the corporate sector accounts for $23.6 million in unrealized losses with an average price of 94 and an average credit rating of BBB-. The remaining unrealized losses also include $14.6 million within the commercial mortgage-backed securities sector with an average price of 95 and an average credit rating of AA+. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

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

Net Unrealized Gains and Losses on Available-for-Sale Securities and Derivative Instruments

The net unrealized gains and losses on investments in available-for-sale securities and the net unrealized gains and losses on derivative instruments in cash flow hedge relationships are reported as separate components of stockholders' equity. The cumulative amount of net unrealized gains and losses on available-for-sale securities and derivative instruments in cash flow hedge relationships net of adjustments related to DAC and related actuarial balances, policyholder liabilities, noncontrolling interest and applicable income taxes was as follows:

	March 31, 2020	December 31, 2019
	(in millions)
Net unrealized gains on fixed maturities, available-for-sale (1)	$2,026.1	$4,834.2
Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	—	(48.4)
Net unrealized gains on derivative instruments	154.7	94.1
Adjustments for assumed changes in amortization patterns	71.2	(261.0)
Adjustments for assumed changes in policyholder liabilities	(470.1)	(1,133.5)
Net unrealized gains on other investments and noncontrolling interest adjustments	69.6	96.8
Provision for deferred income taxes	(398.9)	(766.9)
Net unrealized gains on available-for-sale securities and derivative instruments	$1,452.6	$2,815.3
(1)	Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.
(2)	Prior to the implementation of authoritative guidance in 2020, the noncredit component of impairment losses on fixed maturities, available-for-sale was included as a separate component of stockholders' equity.

Financing Receivables

Mortgage Loans

Mortgage loans consist of commercial and residential mortgage loans. Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on stabilized properties. Our residential mortgage loan portfolio is composed of first lien and home equity mortgages concentrated in Chile and the United States.

Commercial and residential mortgage loans are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances. Amortized cost excludes accrued interest receivable. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Interest income, as well as prepayment of fees and the amortization of the related premium or discount, is reported in net investment income on the consolidated statements of operations. Accrued interest receivable is reported in accrued investment income on the consolidated statements of financial position. Any changes in the loan valuation allowances are reported in net realized capital gains (losses) on the consolidated statements of operations. Further details relating to our valuation allowance are included under the caption “Financing Receivables Valuation Allowance.”

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

Direct Financing Leases

Our direct financing leases are concentrated in Chile. Our Chilean operations enter into private placement contracts for commercial, industrial and office space properties whereby our Chilean operations purchase the real estate and/or building from the seller-lessee but then lease the property back to the seller-lessee. Ownership of the property is transferred to the lessee by the end of the lease term. Direct financing leases are reported as a component of other investments in the consolidated statements of financial position.

Reinsurance Recoverables

Our reinsurance recoverables include amounts due from reinsurers for paid or unpaid claims, claims incurred but not reported or policy benefits. We cede life, disability, medical and long-term care insurance to other insurance companies through reinsurance. Reinsurance recoverables are reported with premiums due and other receivables in the consolidated statements of financial position.

Credit Quality Information for Financing Receivables

The amortized cost of our financing receivables by credit risk and vintage as of March 31, 2020, was as follows:

	2020	2019	2018	2017	2016	Prior	Total
	(in millions)
Commercial mortgage loans (1):
A- and above	$536.3	$2,593.6	$2,556.5	$2,006.5	$1,575.2	$4,680.4	$13,948.5
BBB+ thru BBB-	12.4	165.2	322.5	182.0	76.0	398.4	1,156.5
BB+ thru BB-	—	28.8	4.3	—	—	—	33.1
B+ and below	—	—	—	—	—	4.5	4.5
Total	$548.7	$2,787.6	$2,883.3	$2,188.5	$1,651.2	$5,083.3	$15,142.6

Direct financing leases:
A- and above	$9.6	$1.4	$35.6	$16.0	$29.4	$233.4	$325.4
BBB+ thru BBB-	40.3	22.3	38.4	23.8	16.7	157.6	299.1
BB+ thru BB-	5.6	6.7	3.4	—	—	4.1	19.8
B+ and below	—	—	—	—	—	1.3	1.3
Total	$55.5	$30.4	$77.4	$39.8	$46.1	$396.4	$645.6

Residential mortgage loans (1):
Performing	$73.6	$509.4	$210.5	$196.6	$138.2	$409.1	$1,537.4
Non-performing	—	0.7	0.9	0.6	—	7.5	9.7
Total	$73.6	$510.1	$211.4	$197.2	$138.2	$416.6	$1,547.1

Reinsurance recoverables							$510.4
(1)	The amortized cost of mortgage loans excluded accrued interest receivable of $56.0 million as of March 31, 2020.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

The amortized cost of our commercial mortgage loan portfolio by credit risk, as determined by our internal rating system expressed in terms of an S&P bond equivalent rating, was as follows:

	December 31, 2019 (1)
	Brick and mortar	CTL	Total
	(in millions)
A- and above	$13,885.2	$76.7	$13,961.9
BBB+ thru BBB-	943.1	83.8	1,026.9
BB+ thru BB-	23.3	—	23.3
B+ and below	5.1	—	5.1
Total	$14,856.7	$160.5	$15,017.2
(1)

Prior to the implementation of authoritative guidance in 2020, commercial mortgage loan credit quality disclosures included information about classes of those mortgages and information by vintage was excluded. Beginning in 2020, we determined that total commercial mortgage loans by credit risk and vintage is the most meaningful presentation.

The amortized cost of our performing and non-performing residential mortgage loans was as follows:

	December 31, 2019 (1)
	First liens	Home equity	Total
	(in millions)
Performing	$1,474.2	$8.0	$1,482.2
Non-performing	11.5	3.0	14.5
Total	$1,485.7	$11.0	$1,496.7
(1)

Prior to the implementation of authoritative guidance in 2020, residential mortgage loan credit quality disclosures included information about classes of those mortgages and information by vintage was excluded. Beginning in 2020, we determined that total residential mortgage loans by credit risk and vintage is the most meaningful presentation.

Financing Receivables Credit Monitoring

Commercial Credit Risk Profile Based on Internal Rating

We actively monitor and manage our commercial mortgage loan and direct financing lease portfolios. All commercial mortgage loans and direct financing leases are analyzed regularly and substantially all are internally rated, based on a proprietary risk rating cash flow model, in order to monitor the financial quality of these assets. The models stress expected cash flows at various levels and at different points in time depending on the durability of the income stream, which includes our assessment of factors such as location (macro and micro markets), tenant quality and lease expirations. Our internal rating analysis presents expected losses in terms of an S&P Global (“S&P”) bond equivalent rating for domestic commercial mortgage loans and Feller rate equivalent for Chilean commercial mortgage loans and direct financing leases. As the credit risk for commercial mortgage loans and direct financing leases increases, we adjust our internal ratings downward with loans in the category “B+ and below” having the highest risk for credit loss. Internal ratings on commercial mortgage loans and direct financing leases are updated at least annually and potentially more often for certain investments with material changes in collateral value or occupancy and for investments on an internal “watch list”.

Commercial mortgage loans and direct financing leases that require more frequent and detailed attention are identified and placed on an internal “watch list”. Among the criteria that may indicate a potential problem are significant negative changes in ratios of loan to value or contract rents to debt service, major tenant vacancies or bankruptcies, borrower sponsorship problems, late payments, delinquent taxes and loan relief/restructuring requests.

Residential Credit Risk Profile Based on Performance Status

Our residential mortgage loan portfolio is monitored based on performance of the loans. Monitoring on a residential mortgage loan increases when the loan is delinquent or earlier if there is an indication of potential impairment. We define non-performing domestic residential mortgage loans as loans 90 days or greater delinquent or on non-accrual status. We define non-performing residential first lien mortgages in the Chilean market as loans that have missed a specified number of coupon payments based on the nature of the loans and collection practices in that market.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

Non-Accrual Financing Receivables

Financing receivables are placed on non-accrual status if we have concern regarding the collectability of future payments or if a financing receivable has matured without being paid off or extended. Factors considered may include conversations with the borrower, loss of major tenant, bankruptcy of borrower or major tenant, decreased property cash flow for commercial mortgage loans and direct financing leases or number of days past due and other circumstances for residential mortgage loans. Based on an assessment as to the collectability of the principal, a determination is made to apply any payments received either against the principal, against the valuation allowance or according to the contractual terms. When a financing receivable is placed on non-accrual status, the accrued unpaid interest receivable is reversed against interest income. Accrual of interest resumes after factors resulting in doubts about collectability have improved. Financing receivables in the Chilean market are carried on accrual for a longer period of delinquency than domestic financing receivables, as assessment of collectability is based on the nature of the financing receivables and collection practices in that market.

The amortized cost of financing receivables on non-accrual status was as follows:

	March 31, 2020
			Amortized cost
	Beginning	Ending	of nonaccrual
	amortized cost	amortized cost	assets without
	on nonaccrual	on nonaccrual	a valuation
	status	status	allowance
	(in millions)
Commercial mortgage loans	$5.0	$4.5	$—
Residential mortgage loans	6.8	6.9	0.8
Total	$11.8	$11.4	$0.8

December 31, 2019 (1)
(in millions)
Residential:
First liens	$8.8
Home equity	3.0
Total	$11.8
(1)

Prior to the implementation of authoritative guidance in 2020, commercial and residential mortgage loan non-accrual disclosures included information about classes of those mortgages. Beginning in 2020, we determined that total commercial and residential mortgage loans on non-accrual status is the most meaningful presentation.

As of March 31, 2020, no interest income was recognized on non-accrual financing receivables.

The aging of our financing receivables, based on amortized cost, was as follows:

	March 31, 2020
							Amortized
							cost
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total (1)	accruing
	(in millions)
Commercial mortgage loans	$5.8	$—	$4.4	$10.2	$15,132.4	$15,142.6	$—
Direct financing leases	4.9	—	—	4.9	640.7	645.6	—
Residential mortgage loans	35.0	8.0	6.1	49.1	1,498.0	1,547.1	2.8
Total	$45.7	$8.0	$10.5	$64.2	$17,271.1	$17,335.3	$2.8

(1)	No reinsurance recoverables were considered past due as of March 31, 2020.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

	December 31, 2019 (1)
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
(1)

Prior to the implementation of authoritative guidance in 2020, commercial and residential mortgage loan past due disclosures included information about classes of those mortgages. Beginning in 2020, we determined that aging for total commercial and residential mortgage loans is the most meaningful presentation.

Financing Receivables Valuation Allowance

We establish a valuation allowance to provide for the risk of credit losses inherent in our financing receivables. The valuation allowance is maintained at a level believed adequate by management to absorb estimated expected credit losses. The valuation allowance is based on amortized cost excluding accrued interest receivable and includes reserves for pools of financing receivables with similar risk characteristics. We do not measure a credit loss allowance on accrued interest receivable because we write off the uncollectible accrued interest receivable balance to net investment income in a timely manner, generally within 90 days domestically or, in the Chilean market, based on the nature of the loans and collection practices in that market. We wrote off $0.0 million of commercial mortgage loan accrued interest receivable and $0.0 million of residential mortgage loan accrued interest receivable during the three months ended March 31, 2020.

For commercial and residential mortgage loans and direct financing leases, management's periodic evaluation and assessment of the valuation allowance adequacy is based on known and inherent risks in the portfolio, adverse situations that may affect a borrower's ability to repay, the estimated value of the underlying collateral, composition of the portfolio, portfolio delinquency information, underwriting standards, peer group information, current and forecasted economic conditions, loss experience and other relevant factors. For reinsurance recoverables, management's periodic evaluation and assessment of the valuation allowance adequacy is based on known and inherent risks, adverse situations that may affect a reinsurer's ability to repay, current and forecasted economic conditions, industry loss experience and other relevant factors.

Our commercial mortgage loans and direct financing leases are pooled by risk rating level with an estimated loss ratio applied against each risk rating level. The loss ratio is generally based upon historical loss experience for each risk rating level as adjusted for certain current and forecasted environmental factors management believes to be relevant. Environmental factors are forecasted for two years or less with immediate reversion to historical experience. The allowance for direct financing leases is also adjusted for the residual value of the leased assets. A commercial mortgage loan or direct financing lease is evaluated individually if it does not continue to share similar risk characteristics of a pool. We analyze the need for an individual evaluation for any domestic commercial mortgage loan that is delinquent for 60 days or more, in process of foreclosure, restructured, on the internal "watch list" or that currently is evaluated individually. We analyze the need for an individual evaluation for any Chilean commercial mortgage loan or direct financing lease that is considered past due based on collection practices in the Chilean market and the nature of the loan or lease.

We estimate expected credit losses for certain commercial mortgage loan or direct financing lease commitments where we have a contractual obligation to extend credit. The expected credit losses are estimated based on the commercial mortgage loan or direct financing lease valuation allowance process described previously, adjusted for probability of funding. The estimated expected credit losses for loan commitments are reported in other liabilities on the consolidated statements of financial position.

We evaluate residential mortgage loans based on aggregated risk factors and historical loss experience by pool type. We adjust these quantitative factors for qualitative factors of present and forecasted conditions. Qualitative factors include items such as economic and business conditions, changes in the portfolio, value of underlying collateral and concentrations.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

A residential mortgage loan is evaluated individually if it does not continue to share similar risk characteristics of a pool. We analyze the need for an individual evaluation for any domestic residential mortgage loan that is delinquent for 60 days or more, in process of foreclosure, restructured, on the internal "watch list" or that currently is evaluated individually. We analyze the need for an individual evaluation for any Chilean residential mortgage loan that is considered past due based on collection practices in the Chilean market and the nature of the loan.

As discussed previously, commercial and residential mortgage loans and direct financing leases are evaluated individually if the asset does not continue to share similar risk characteristics of a pool. When we determine a commercial or residential mortgage loan is probable of foreclosure, a valuation allowance is established equal to the difference between the carrying amount of the mortgage loan and the estimated value of the collateral reduced by the cost to sell. For certain commercial mortgage loans where repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty, we elect to establish a valuation allowance equal to the difference between the carrying amount of the mortgage loan and the estimated value of the real estate collateral, which may be reduced by the cost to sell. Estimated value may also be based on either the present value of the expected future cash flows discounted at the asset's effective interest rate or the asset's observable market price. Subsequent changes in the estimated value are reflected in the valuation allowance. Amounts on financing receivables deemed to be uncollectible are charged off and removed from the valuation allowance. The change in the valuation allowance for loans and direct financing leases is included in net realized capital gains (losses) on the consolidated statements of operations.

Our reinsurance recoverables are pooled by reinsurer risk rating with an estimated loss ratio applied against each risk rating level. The loss ratio is generally based upon industry historical loss experience and expected recovery timing as adjusted for certain current and forecasted environmental factors management believes to be relevant. Environmental factors are forecasted for five years or less with immediate reversion to industry historical experience. A reinsurance recoverable is evaluated individually if it does not continue to share similar risk characteristics of a pool. We analyze the need for an individual evaluation for any reinsurance recoverable based on past due payments and changes in reinsurer risk ratings. The change in the valuation allowance for reinsurance recoverables is included in benefits, claims and settlement expenses on the consolidated statements of operations.

A rollforward of our valuation allowance was as follows:

	For the three months ended March 31, 2020
		Direct
	Commercial	financing	Residential	Reinsurance
	mortgage loans	leases	mortgage loans	recoverables	Total
	(in millions)
Beginning balance (1)	$27.3	$—	$3.3	$2.5	$33.1
Provision (2)	10.4	0.2	2.3	—	12.9
Charge-offs	—	—	(0.1)	—	(0.1)
Recoveries	—	—	0.6	—	0.6
Ending balance	$37.7	$0.2	$6.1	$2.5	$46.5

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

	Commercial	Residential	Total
	(in millions)
For the three months ended March 31, 2019 (3)
Beginning balance	$24.3	$3.1	$27.4
Provision	0.4	(0.8)	(0.4)
Charge-offs	—	(0.1)	(0.1)
Recoveries	—	0.7	0.7
Ending balance	$24.7	$2.9	$27.6

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$—	$1.4	$1.4
Collectively evaluated for impairment	24.7	1.5	26.2
Allowance ending balance	$24.7	$2.9	$27.6

Loan balance by basis of impairment method:
Individually evaluated for impairment	$—	$8.1	$8.1
Collectively evaluated for impairment	14,274.2	1,342.8	15,617.0
Loan ending balance	$14,274.2	$1,350.9	$15,625.1
(1)	Upon adoption of authoritative guidance effective January 1, 2020, we updated accounting policies and methodology, adjusted the commercial and residential mortgage loan valuation allowance and established a valuation allowance for reinsurance recoverables. See Note 1, Nature of Operations and Significant Accounting Policies under the caption, "Recent Accounting Pronouncements" for further details.
(2)	During the three months ended March 31, 2020, the outbreak of COVID-19 adversely impacted global economic activity and contributed to significant volatility in financial markets. As a result, certain current and forecasted environmental factors management believes to be relevant were adjusted, resulting in an increase in the valuation allowance for commercial and residential mortgage loans and direct financing leases.
(3)	Prior to the implementation of authoritative guidance in 2020, only commercial and residential mortgage loans were included in the allowance rollforward and the allowance was based on either individual or collective evaluation.

Mortgage Loans

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. Mortgage loans purchased and sold were as follows:

	For the three months ended
	March 31,
	2020	2019
	(in millions)
Commercial mortgage loans:
Purchased	$12.8	$12.9
Sold	1.1	0.5
Residential mortgage loans:
Purchased	226.8	33.2
Sold	24.9	10.9

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	March 31, 2020		December 31, 2019
	Amortized	Percent	Amortized	Percent
	cost	of total	cost	of total
	($ in millions)
Geographic distribution
New England	$682.7	4.5%	$613.9	4.1%
Middle Atlantic	4,168.0	27.6	4,139.7	27.5
East North Central	615.4	4.1	624.5	4.2
West North Central	226.7	1.5	237.2	1.6
South Atlantic	2,306.9	15.2	2,318.4	15.4
East South Central	431.7	2.9	438.5	2.9
West South Central	1,443.8	9.5	1,450.0	9.7
Mountain	943.5	6.2	931.8	6.2
Pacific	4,047.2	26.7	3,963.7	26.4
International	276.7	1.8	299.5	2.0
Total	$15,142.6	100.0%	$15,017.2	100.0%

Property type distribution
Office	$4,812.6	31.8%	$4,887.1	32.6%
Retail	1,954.4	12.9	2,052.6	13.7
Industrial	2,335.2	15.4	2,268.5	15.1
Apartments	5,522.0	36.5	5,246.9	34.9
Hotel	90.0	0.6	90.8	0.6
Mixed use/other	428.4	2.8	471.3	3.1
Total	$15,142.6	100.0%	$15,017.2	100.0%

Impaired Mortgage Loans

Prior to 2020, impaired mortgage loans were loans with a related specific valuation allowance, loans whose carrying amount had been reduced to the expected collectible amount because the impairment had been considered other than temporary or a loan modification had been classified as a troubled debt restructuring (“TDR”). Based on an assessment as to the collectability of the principal, a determination was made to apply any payments received either against the principal, against the valuation allowance or according to the contractual terms of the loan. We did not have any significant impaired mortgage loans in 2019.

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

We did not have any significant loans that were modified and met the criteria of a TDR for the three months ended March 31, 2020 and 2019.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

Securities Posted as Collateral

As of March 31, 2020 and December 31, 2019, we posted $4,382.7 million and $4,062.0 million, respectively, in commercial mortgage loans and residential first lien mortgages to satisfy collateral requirements associated with our obligation under funding agreements with Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, as of March 31, 2020 and December 31, 2019, we posted $2,793.4 million and $2,749.4 million, respectively, in fixed maturities, available-for-sale and trading securities to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant (“FCM”) agreements, a lending arrangement and our obligation under funding agreements with FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as mortgage loans, fixed maturities, available-for-sale and fixed maturities, trading, respectively, on our consolidated statements of financial position. Of the securities posted as collateral, as of March 31, 2020 and December 31, 2019, $307.2 million and $163.9 million, respectively, could be sold or repledged by the secured party.

Balance Sheet Offsetting

Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	assets (1)	instruments (2)	received	Net amount
	(in millions)
March 31, 2020
Derivative assets	$616.2	$(93.8)	$(517.5)	$4.9
Reverse repurchase agreements	9.7	—	(9.7)	—
Total	$625.9	$(93.8)	$(527.2)	$4.9
December 31, 2019
Derivative assets	$288.7	$(88.4)	$(197.6)	$2.7
Reverse repurchase agreements	23.6	—	(23.6)	—
Total	$312.3	$(88.4)	$(221.2)	$2.7
(1)	The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents, respectively, on the consolidated statements of financial position. The above excludes $1.4 million and $6.0 million of derivative assets as of March 31, 2020 and December 31, 2019, respectively, that are not subject to master netting agreements or similar agreements. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	liabilities (1)	instruments (2)	pledged	Net amount
	(in millions)
March 31, 2020
Derivative liabilities	$203.7	$(93.8)	$(92.9)	$17.0
December 31, 2019
Derivative liabilities	$216.0	$(88.4)	$(118.3)	$9.3
(1)	The gross amount of recognized derivative liabilities is reported with other liabilities on the consolidated statements of financial position. The above excludes $596.9 million and $314.5 million of derivative liabilities as of March 31, 2020 and December 31, 2019, respectively, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amounts of derivative liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative assets that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative liabilities for presentation on the consolidated statements of financial position.

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

Repurchase and reverse repurchase agreements include provisions to setoff other repurchase and reverse repurchase balances with the same counterparty. Repurchase and reverse repurchase agreements also include collateral provisions with the counterparties. For reverse repurchase agreements we require the counterparties to pledge collateral with a value greater than the amount of cash transferred. We have the right but do not sell or repledge collateral received in reverse repurchase agreements. Repurchase agreements are structured as secured borrowings for all counterparties. We pledge fixed maturities available-for-sale, which the counterparties have the right to sell or repledge. Interest incurred on repurchase agreements is reported as part of operating expenses on the consolidated statements of operations. Net proceeds related to repurchase agreements are reported as a component of financing activities on the consolidated statements of cash flows. We did not have any outstanding repurchase agreements as of March 31, 2020 and December 31, 2019.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
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

Currency forwards are contracts in which we agree with other parties to deliver or receive a specified amount of an identified currency at a specified future date. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date. We use currency forwards to reduce market risks from changes in currency exchange rates with respect to investments or liabilities denominated in foreign currencies that we either hold or intend to acquire or sell. We use currency forwards to hedge certain net equity investments in foreign operations, including certain sponsored investment funds.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

Equity Contracts

Equity risk is the risk that we will incur economic losses due to adverse fluctuations in common stock prices. We use various derivatives to manage our exposure to equity risk, which arises from products in which the return or interest we credit is tied to an external equity index as well as products subject to minimum contractual guarantees.

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

We also use exchange-traded futures in various fund strategies to manage an absolute return and volatility reduction objective for equity risk against respective benchmarks.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
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

We posted $290.9 million and $271.6 million in cash and securities under collateral arrangements as of March 31, 2020 and December 31, 2019, respectively, to satisfy collateral and initial margin requirements associated with our derivative credit support agreements and FCM agreements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of March 31, 2020 and December 31, 2019, was $102.3 million and $164.7 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral triggers, we posted collateral and initial margin of $290.9 million and $271.6 million as of March 31, 2020 and December 31, 2019, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2020, we would be required to post an additional $78.8 million of collateral to our counterparties.

As of March 31, 2020 and December 31, 2019, we had received $473.5 million and $156.8 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
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

	March 31, 2020	December 31, 2019
	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$37,078.6	$35,173.6
Interest rate options	1,886.9	1,416.9
Interest rate futures	539.0	142.5
Swaptions	62.0	62.0
Foreign exchange contracts:
Currency forwards	1,257.6	1,262.6
Currency swaps	1,005.1	1,027.2
Currency options	95.2	53.8
Equity contracts:
Equity options	1,742.0	1,672.8
Equity futures	667.8	149.5
Credit contracts:
Credit default swaps	160.0	165.0
Other contracts:
Embedded derivatives	9,772.7	9,742.3
Total notional amounts at end of period	$54,266.9	$50,868.2

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$355.3	$181.9
Interest rate options	63.8	28.3
Foreign exchange contracts:
Currency swaps	89.7	55.4
Currency forwards	36.4	4.9
Currency options	7.4	0.1
Equity contracts:
Equity options	74.7	30.5
Credit contracts:
Credit default swaps	1.7	0.5
Total gross credit exposure	629.0	301.6
Less: collateral received	536.0	208.3
Net credit exposure	$93.0	$93.3

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$—	$—	$31.1	$21.3
Foreign exchange contracts	87.6	30.0	—	15.2
Total derivatives designated as hedging instruments	$87.6	$30.0	$31.1	$36.5

Derivatives not designated as hedging instruments
Interest rate contracts	$409.3	$204.2	$40.1	$16.7
Foreign exchange contracts	44.3	29.5	137.0	100.2
Equity contracts	74.7	30.5	2.2	63.1
Credit contracts	1.7	0.5	0.1	1.2
Other contracts	—	—	590.1	312.8
Total derivatives not designated as hedging instruments	530.0	264.7	769.5	494.0

Total derivative instruments	$617.6	$294.7	$800.6	$530.5
(1)	The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.
(2)	The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivatives with a net liability fair value of $555.4 million and $214.2 million as of March 31, 2020 and December 31, 2019, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also may have purchased credit protection with identical underlyings to certain of our sold protection transactions. As of March 31, 2020 and December 31, 2019, we did not purchase credit protection relating to our sold protection transactions. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

The following tables show our credit default swap protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	March 31, 2020
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
	(in millions)
Single name credit default swaps
Corporate debt
A	$5.0	$—	$5.0	0.2
BBB	55.0	0.4	55.0	3.1
Sovereign
BBB	15.0	0.1	15.0	1.7
Total credit default swap protection sold	$75.0	$0.5	$75.0	2.6

	December 31, 2019
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)
	(in millions)
Single name credit default swaps
Corporate debt
A	$5.0	$—	$5.0	0.5
BBB	70.0	0.2	70.0	2.6
Sovereign
BBB	15.0	0.3	15.0	2.0
Total credit default swap protection sold	$90.0	$0.5	$90.0	2.4

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

The following amounts were recorded on the consolidated statements of financial position related to cumulative basis adjustments for fair value hedges. The amortized cost includes the amortized cost basis and the fair value hedging basis adjustment.

			Cumulative amount of fair
			value hedging basis adjustment
Line item in the consolidated statements			included in the amortized cost
of financial position in which the	Amortized cost of hedged item		of the hedged item
hedged item is included	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
	(in millions)
Fixed maturities, available-for-sale:
Active hedging relationships	$152.8	$142.0	$29.1	$18.1
Discontinued hedging relationships	141.5	159.3	7.1	7.7
Total fixed maturities, available-for-sale in active or discontinued hedging relationships	$294.3	$301.3	$36.2	$25.8

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

The maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 0.2 years. As of March 31, 2020, we had $0.0 million of net gains reported in accumulated other comprehensive income (“AOCI”) on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from AOCI into net income.

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of financial position.

		Amount of gain (loss) recognized
		in AOCI on derivatives for the
Derivatives in cash		three months ended March 31,
flow hedging relationships	Related hedged item	2020	2019
		(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$4.4	$(4.2)
Foreign exchange contracts	Fixed maturities, available-for-sale	65.3	(8.6)
Total		$69.7	$(12.8)

We expect to reclassify net gains of $25.0 million from AOCI into net income in the next 12 months, which includes both net deferred gains on discontinued hedges and net losses on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations

The following tables show the effect of derivatives in fair value and cash flow hedging relationships and the related hedged items on the consolidated statements of operations.

	For the three months ended March 31, 2020
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	(losses) related to	expenses
	of fixed	hedges of fixed	related to	Operating
	maturities,	maturities,	hedges of	expenses
	available-	available-	investment	related to
	for-sale	for-sale	contracts	hedges of debt
	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$983.6	$131.4	$2,858.7	$1,335.5

Losses on fair value hedging relationships:
Interest rate contracts:
Gain recognized on hedged item	$11.0	$—	$—	$—
Loss recognized on derivatives	(11.3)	—	—	—
Amortization of hedged item basis adjustments	(0.7)	—	—	—
Amounts related to periodic settlements on derivatives	(1.1)	—	—	—
Total loss recognized for fair value hedging relationships	$(2.1)	$—	$—	$—

Gains on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$4.7	$(1.3)	$—	$—

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	2.2	—	—
Amounts related to periodic settlements on derivatives	2.1	—	—	—
Total gain recognized for cash flow hedging relationships	$6.8	$0.9	$—	$—

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

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

The following table shows the effect of foreign exchange contracts used to hedge a portion of our net investment in certain sponsored investment funds on the consolidated financial statements.

			Amount of gain
	Amount of gain		reclassified from AOCI into
	recognized in AOCI on derivatives		net realized capital gains (losses)
	for the three months ended		for the three months ended
	March 31,		March 31,
Derivatives in net investment hedging relationships	2020	2019	2020	2019
	(in millions)
Foreign exchange contracts	$7.5	$—	$—	$—
Total	$7.5	$—	$—	$—

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

The following table shows the effect of derivatives not designated as hedging instruments, including fair value changes of embedded derivatives that have been bifurcated from the host contract, on the consolidated statements of operations.

	Amount of gain (loss) recognized in
	net income on derivatives for the
	three months ended March 31,
Derivatives not designated as hedging instruments	2020	2019
	(in millions)
Interest rate contracts	$500.4	$67.3
Foreign exchange contracts	(56.9)	4.6
Equity contracts	177.1	(75.0)
Credit contracts	2.4	1.3
Other contracts	(359.8)	4.7
Total	$263.2	$2.9

5. Insurance Liabilities

Liability for Unpaid Claims

The liability for unpaid claims is reported in future policy benefits and claims within our consolidated statements of financial position. Activity associated with unpaid claims was as follows:

	For the three months ended March 31,
	2020	2019
	(in millions)
Balance at beginning of period	$2,365.5	$2,252.7
Less: reinsurance recoverable	403.8	404.3
Net balance at beginning of period	1,961.7	1,848.4
Incurred:
Current year	324.8	325.5
Prior years	19.5	25.1
Total incurred	344.3	350.6
Payments:
Current year	168.7	162.9
Prior years	166.3	157.6
Total payments	335.0	320.5
Net balance at end of period	1,971.0	1,878.5
Plus: reinsurance recoverable	413.9	397.5
Balance at end of period	$2,384.9	$2,276.0

Amounts not included in the rollforward above:
Claim adjustment expense liabilities	$58.0	$54.7

Incurred liability adjustments relating to prior years, which affected current operations during 2020 and 2019, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid claims.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

6. Income Taxes

Effective Income Tax Rate

Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate was as follows:

	For the three months ended
	March 31,
	2020	2019
U.S. corporate income tax rate	21%	21%
Dividends received deduction	(5)	(5)
Tax credits	(3)	(2)
Impact of equity method presentation	(1)	(1)
Interest exclusion from taxable income	(1)	(1)
Local country permanent tax adjustments	2	1
Other	—	1
Effective income tax rate	13%	14%

7. Employee and Agent Benefits

Components of Net Periodic Benefit Cost

			Other postretirement
	Pension benefits		benefits
	For the three months ended		For the three months ended
	March 31,		March 31,
	2020	2019	2020	2019
	(in millions)
Service cost	$18.1	$16.8	$—	$—
Interest cost	29.3	32.8	0.7	0.9
Expected return on plan assets	(39.2)	(35.5)	(9.0)	(8.3)
Amortization of prior service benefit	(4.2)	(0.9)	(0.2)	(0.3)
Recognized net actuarial loss	18.8	16.9	—	—
Net periodic benefit cost (income)	$22.8	$30.1	$(8.5)	$(7.7)

The components of net periodic benefit cost including the service cost component are included in operating expenses on the consolidated statements of operations.

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. It is too early to determine, but we do not anticipate that we will be required to fund a minimum required contribution under ERISA. Regardless, it is possible that we may fund the qualified and nonqualified pension plans in 2020 for a combined total of up to $35.0 million. During the three months ended March 31, 2020, we contributed $5.7 million to these plans.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
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

On November 12, 2014, Frederick Rozo filed a class action lawsuit in the United States District Court for the Southern District of Iowa against Principal Life and us. We were later dismissed as a defendant. The Plaintiff alleged that defendants breached fiduciary duties and engaged in prohibited transactions under ERISA in connection with a general account guaranteed product known as the Principal Fixed Income Option ("PFIO"). On May 12, 2017, the district court certified a nationwide class of participants and beneficiaries who had funds invested in one of the PFIO contracts. On September 25, 2018, the district court granted Principal Life's motion for summary judgment. On February 3, 2020, the Eighth Circuit Court of Appeals reversed that ruling and remanded the case back to the district court. Principal Life will continue to aggressively defend the case.

While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe any such matter will have a material adverse effect on our business or financial position. As of March 31, 2020, we had no estimated loss accrued related to the legal matter discussed above because we believe the chance of loss from this matter is not probable and the amount of loss cannot be reasonably estimated.

To the extent such matters present a reasonably possible chance of loss, we are generally not able to estimate the possible loss or range of loss associated therewith. The outcome of such matters is always uncertain and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate at March 31, 2020.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. The terms of these agreements range in duration and often are not explicitly defined. The maximum exposure under these agreements as of March 31, 2020, was approximately $114.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period. Furthermore, in connection with our contingent funding agreements, we are required to purchase any principal and interest strips of U.S. Treasury securities that are due and not paid from the associated unconsolidated trusts. The maximum exposure under these agreements as of March 31, 2020, was $750.0 million.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

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

9. Stockholders’ Equity

Common Stock Dividends

	For the three months ended
	March 31,
	2020	2019

Dividends declared per common share	$0.56	$0.54

Reconciliation of Outstanding Common Shares

	For the three months ended
	March 31,
	2020	2019
	(in millions)
Beginning balance	276.6	279.5
Shares issued	1.2	1.8
Treasury stock acquired	(4.4)	(3.1)
Ending balance	273.4	278.2

In November 2018, our Board of Directors authorized a share repurchase program of up to $500.0 million of our outstanding common stock, which was completed in February 2020. In February 2020, our Board of Directors authorized a share repurchase program of up to $900.0 million of our outstanding common stock, which has no expiration date.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

Other Comprehensive Income (Loss)

	For the three months ended
	March 31, 2020
	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized losses on available-for-sale securities during the period	$(2,777.7)	$600.3	$(2,177.4)
Reclassification adjustment for gains included in net income (1)	(9.5)	2.6	(6.9)
Adjustments for assumed changes in amortization patterns	332.5	(69.8)	262.7
Adjustments for assumed changes in policyholder liabilities	662.2	(152.2)	510.0
Net unrealized losses on available-for-sale securities	(1,792.5)	380.9	(1,411.6)

Net unrealized gains on derivative instruments during the period	66.2	(14.2)	52.0
Reclassification adjustment for gains included in net income (3)	(5.6)	1.5	(4.1)
Adjustments for assumed changes in amortization patterns	(0.3)	—	(0.3)
Adjustments for assumed changes in policyholder liabilities	1.2	(0.2)	1.0
Net unrealized gains on derivative instruments	61.5	(12.9)	48.6

Foreign currency translation adjustment during the period	(336.6)	10.8	(325.8)
Reclassification adjustment for losses included in net income (4)	31.5	—	31.5
Foreign currency translation adjustment	(305.1)	10.8	(294.3)

Unrecognized postretirement benefit obligation during the period	0.6	(0.1)	0.5
Amortization of amounts included in net periodic benefit cost (5)	14.4	(3.9)	10.5
Net unrecognized postretirement benefit obligation	15.0	(4.0)	11.0

Other comprehensive loss	$(2,021.1)	$374.8	$(1,646.3)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

	For the three months ended
	March 31, 2019
	Pre-Tax	Tax	After-Tax
	(in millions)
Net unrealized gains on available-for-sale securities during the period	$1,817.0	$(392.5)	$1,424.5
Reclassification adjustment for losses included in net income (1)	8.7	(1.7)	7.0
Adjustments for assumed changes in amortization patterns	(122.1)	25.7	(96.4)
Adjustments for assumed changes in policyholder liabilities	(300.3)	69.5	(230.8)
Net unrealized gains on available-for-sale securities	1,403.3	(299.0)	1,104.3

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	(2.8)	0.6	(2.2)
Adjustments for assumed changes in amortization patterns	(0.4)	0.1	(0.3)
Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	(3.2)	0.7	(2.5)

Net unrealized losses on derivative instruments during the period	(8.5)	1.8	(6.7)
Reclassification adjustment for gains included in net income (3)	(2.3)	0.3	(2.0)
Adjustments for assumed changes in amortization patterns	1.9	(0.4)	1.5
Adjustments for assumed changes in policyholder liabilities	3.6	(0.9)	2.7
Net unrealized losses on derivative instruments	(5.3)	0.8	(4.5)

Foreign currency translation adjustment during the period	40.9	(2.6)	38.3
Reclassification adjustment for gains included in net income	(0.4)	—	(0.4)
Foreign currency translation adjustment	40.5	(2.6)	37.9

Amortization of amounts included in net periodic benefit cost (5)	15.7	(4.2)	11.5
Net unrecognized postretirement benefit obligation	15.7	(4.2)	11.5

Other comprehensive income	$1,451.0	$(304.3)	$1,146.7
(1)	Pre-tax reclassification adjustments relating to available-for-sale securities are reported in net realized capital gains (losses) on the consolidated statements of operations.
(2)	Prior to 2020, represents the net impact of (1) unrealized gains resulting from reclassification of previously recognized noncredit impairment losses from OCI to net realized capital gains (losses) for fixed maturities with bifurcated OTTI that had additional credit losses or fixed maturities that previously had bifurcated OTTI that have now been sold or are intended to be sold and (2) unrealized losses resulting from reclassification of noncredit impairment losses for fixed maturities with bifurcated OTTI from net realized capital gains (losses) to OCI.
(3)	See Note 4, Derivative Financial Instruments, under the caption “Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations” for further details.
(4)	The 2020 pre-tax reclassification adjustment primarily related to the release of the cumulative translation adjustment from the dissolution of a foreign subsidiary.
(5)	Amount is comprised of amortization of prior service cost (benefit) and recognized net actuarial (gain) loss, which is reported in operating expenses on the consolidated statements of operations. See Note 7, Employee and Agent Benefits, under the caption “Components of Net Periodic Benefit Cost” for further details.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

Accumulated Other Comprehensive Income (Loss)

		Noncredit
	Net unrealized	component of	Net unrealized	Foreign	Unrecognized	Accumulated
	gains on	impairment losses	gains	currency	postretirement	other
	available-for-sale	on fixed maturities	on derivative	translation	benefit	comprehensive
	securities (1)	available-for-sale (2)	instruments	adjustment	obligation	income (loss)
	(in millions)
Balances as of January 1, 2019	$190.0	$(47.1)	$64.4	$(1,259.5)	$(512.9)	$(1,565.1)
Other comprehensive income during the period, net of adjustments	1,097.3	(2.5)	(2.5)	37.8	—	1,130.1
Amounts reclassified from AOCI	7.0	—	(2.0)	(0.4)	11.5	16.1
Other comprehensive income	1,104.3	(2.5)	(4.5)	37.4	11.5	1,146.2
Balances as of March 31, 2019	$1,294.3	$(49.6)	$59.9	$(1,222.1)	$(501.4)	$(418.9)

Balances as of January 1, 2020	$2,806.0	$(44.1)	$53.4	$(1,341.8)	$(435.6)	$1,037.9
Other comprehensive loss during the period, net of adjustments	(1,404.4)	—	52.7	(316.9)	0.5	(1,668.1)
Amounts reclassified from AOCI	(6.9)	—	(4.1)	31.5	10.5	31.0
Other comprehensive loss	(1,411.3)	—	48.6	(285.4)	11.0	(1,637.1)
Effects of implementation of accounting change related to credit losses, net	(44.1)	44.1	—	—	—	—
Balances as of March 31, 2020	$1,350.6	$—	$102.0	$(1,627.2)	$(424.6)	$(599.2)
(1)	Net unrealized losses on available-for-sale debt securities for which an allowance for credit loss has been recorded were $3.3 million as of March 31, 2020.
(2)	Prior to the implementation of authoritative guidance in 2020, the noncredit component of impairment losses on fixed maturities, available-for-sale was included as a separate component of stockholders' equity.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

Following is a reconciliation of the changes in the redeemable noncontrolling interest (in millions):

	For the three months ended
	March 31,
	2020	2019
	(in millions)
Balance at beginning of period	$264.9	$391.2
Net income (loss) attributable to redeemable noncontrolling interest	(23.7)	20.3
Contributions from redeemable noncontrolling interest	34.2	143.7
Distributions to redeemable noncontrolling interest	(29.7)	(20.3)
Change in redemption value of redeemable noncontrolling interest	0.6	2.7
Other comprehensive income (loss) attributable to redeemable noncontrolling interest	(6.6)	0.1
Balance at end of period	$239.7	$537.7

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

Fair value estimates are made based on available market information and judgments about the financial instrument at a specific point in time. Such estimates do not consider the tax impact of the realization of unrealized gains or losses. In addition, the disclosed fair value may not be realized in the immediate settlement of the financial instrument. We validate prices through an investment analyst review process, which includes validation through direct interaction with external sources, review of recent trade activity or use of internal models. In circumstances where broker quotes are used to value an instrument, we generally receive one non-binding quote. Broker quotes are validated through an investment analyst review process, which includes validation through direct interaction with external sources and use of internal models or other relevant information. We did not make any significant changes to our valuation processes during 2020.

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities. When available, the fair value of fixed maturities is based on quoted prices of identical assets in active markets. These are reflected in Level 1 and primarily include U.S. Treasury bonds and actively traded redeemable corporate preferred securities.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

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

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of March 31, 2020, less than 1% of our total fixed maturities were Level 3 securities valued using internal pricing models.

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

Equity Securities

Equity securities include mutual funds, common stock, non-redeemable preferred stock and required regulatory investments. Fair values of equity securities are determined using quoted prices in active markets for identical assets when available, which are reflected in Level 1. When quoted prices are not available, we may utilize internal valuation methodologies appropriate for the specific asset that use observable inputs such as underlying share prices or the net asset value (" NAV”), which are reflected in Level 2. Fair values might also be determined using broker quotes or through the use of internal models or analysis that incorporate significant assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing such securities, which are reflected in Level 3.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
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

Interest Rate Contracts. For non-cleared contracts we use discounted cash flow valuation techniques to determine the fair value of interest rate swaps and swaptions using observable swap curves as the inputs. These are reflected in Level 2. For centrally cleared contracts we use published prices from clearinghouses. These are reflected in Level 2. In addition, we had interest rate options that were valued using broker quotes. These were reflected in Level 3.

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

Credit Contracts. We use either the ISDA Credit Default Swap Standard discounted cash flow model that utilizes observable default probabilities and recovery rates as inputs to determine the fair value of credit default swaps. These are reflected in Level 2. In addition, we have a limited number of credit default swaps that are valued using broker quotes. These are reflected within Level 3.

Other Investments

Other investments reported at fair value include invested assets of consolidated sponsored investment funds, unconsolidated sponsored investment funds, other investment funds reported at fair value, equity method real estate investments for which the fair value option was elected and certain redeemable and nonredeemable preferred stock. In addition, in 2019 we had commercial mortgage loans of consolidated VIEs for which the fair value option was elected.

Invested assets of consolidated sponsored investment funds include equity securities, fixed maturities and other investments, for which fair values are determined as previously described, and are reflected in Level 1 and Level 2.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2020
	Assets/	Amount
	(liabilities)	measured at
	measured at	net asset	Fair value hierarchy level
	fair value	value (4)	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,731.2	$—	$1,369.0	$362.2	$—
Non-U.S. governments	956.7	—	2.3	954.4	—
States and political subdivisions	7,763.4	—	—	7,763.4	—
Corporate	39,421.2	—	18.1	39,232.8	170.3
Residential mortgage-backed pass-through securities	3,201.9	—	—	3,201.9	—
Commercial mortgage-backed securities	4,493.7	—	—	4,479.3	14.4
Collateralized debt obligations (1)	3,348.3	—	—	3,177.0	171.3
Other debt obligations	7,791.4	—	—	7,686.5	104.9
Total fixed maturities, available-for-sale	68,707.8	—	1,389.4	66,857.5	460.9
Fixed maturities, trading	596.0	—	0.5	595.2	0.3
Equity securities	1,664.1	—	603.5	1,060.6	—
Derivative assets (2)	617.6	—	—	615.9	1.7
Other investments	686.6	77.0	226.9	346.7	36.0
Cash equivalents	2,459.1	—	51.3	2,407.8	—
Sub-total excluding separate account assets	74,731.2	77.0	2,271.6	71,883.7	498.9
Separate account assets	136,836.0	140.1	76,626.9	51,202.3	8,866.7
Total assets	$211,567.2	$217.1	$78,898.5	$123,086.0	$9,365.6

Liabilities
Investment and universal life contracts (3)	$(555.4)	$—	$—	$—	$(555.4)
Derivative liabilities (2)	(210.5)	—	—	(193.2)	(17.3)
Other liabilities (3)	(37.5)	—	—	(37.5)	—
Total liabilities	$(803.4)	$—	$—	$(230.7)	$(572.7)

Net assets	$210,763.8	$217.1	$78,898.5	$122,855.3	$8,792.9

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

	December 31, 2019
	Assets/	Amount
	(liabilities)	measured at
	measured at	net asset	Fair value hierarchy level
	fair value	value (4)	Level 1	Level 2	Level 3
	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,724.2	$—	$1,320.0	$404.2	$—
Non-U.S. governments	996.2	—	1.4	994.8	—
States and political subdivisions	7,490.0	—	—	7,490.0	—
Corporate	40,647.4	—	18.5	40,547.2	81.7
Residential mortgage-backed pass-through securities	2,982.4	—	—	2,982.4	—
Commercial mortgage-backed securities	4,850.2	—	—	4,837.3	12.9
Collateralized debt obligations (1)	3,215.3	—	—	3,016.3	199.0
Other debt obligations	8,200.5	—	—	8,109.2	91.3
Total fixed maturities, available-for-sale	70,106.2	—	1,339.9	68,381.4	384.9
Fixed maturities, trading	675.9	—	0.5	675.1	0.3
Equity securities	1,879.4	—	645.8	1,233.6	—
Derivative assets (2)	294.7	—	—	265.4	29.3
Other investments	796.0	78.3	335.2	343.5	39.0
Cash equivalents	1,299.0	—	40.9	1,258.1	—
Sub-total excluding separate account assets	75,051.2	78.3	2,362.3	72,157.1	453.5
Separate account assets	165,468.0	129.0	95,652.5	60,718.5	8,968.0
Total assets	$240,519.2	$207.3	$98,014.8	$132,875.6	$9,421.5

Liabilities
Investment and universal life contracts (3)	$(214.2)	$—	$—	$—	$(214.2)
Derivative liabilities (2)	(217.7)	—	—	(201.4)	(16.3)
Other liabilities (3)	(98.9)	—	—	(98.9)	—
Total liabilities	$(530.8)	$—	$—	$(300.3)	$(230.5)

Net assets	$239,988.4	$207.3	$98,014.8	$132,575.3	$9,191.0
(1)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
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

(4)

Certain investments are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy. Other investments using the NAV practical expedient consist of certain fund interests that are restricted until maturity with unfunded commitments totaling $17.9 million and $19.9 million as of March 31, 2020 and December 31, 2019, respectively. Separate account assets using the NAV practical expedient consist of hedge funds with varying investment strategies that also have a variety of redemption terms and conditions. We do not have unfunded commitments associated with these hedge funds.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows:

	For the three months ended March 31, 2020
		Total realized/unrealized
	Beginning	gains (losses)		Net			Ending
	asset/			purchases,			asset/
	(liability)			sales,			(liability)
	balance	Included in	Included in	issuances			balance
	as of	net	other	and	Transfers	Transfers	as of
	January 1,	income	comprehensive	settlements	into	out of	March 31,
	2020	(2)	income (3)	(4)	Level 3	Level 3	2020
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$81.7	$—	$(16.3)	$26.5	$124.7	$(46.3)	$170.3
Commercial mortgage-backed securities	12.9	—	1.5	—	—	—	14.4
Collateralized debt obligations	199.0	(0.1)	(22.1)	141.8	—	(147.3)	171.3
Other debt obligations	91.3	—	(3.1)	13.1	46.1	(42.5)	104.9
Total fixed maturities, available-for-sale	384.9	(0.1)	(40.0)	181.4	170.8	(236.1)	460.9
Fixed maturities, trading	0.3	—	—	—	—	—	0.3
Other investments	39.0	(0.1)	(2.9)	—	—	—	36.0
Separate account assets (1)	8,968.0	144.6	—	(245.9)	—	—	8,866.7

Liabilities
Investment and universal life contracts	(214.2)	(340.4)	(0.3)	(0.5)	—	—	(555.4)

Derivatives
Net derivative assets (liabilities)	13.0	(0.7)	—	(1.4)	—	(26.5)	(15.6)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

	For the three months ended March 31, 2019
		Total realized/unrealized
	Beginning	gains (losses)		Net			Ending
	asset/			purchases,			asset/
	(liability)			sales,			(liability)
	balance	Included in	Included in	issuances			balance
	as of	net	other	and	Transfers	Transfers	as of
	January 1,	income	comprehensive	settlements	into	out of	March 31,
	2019	(2)	income (3)	(4)	Level 3	Level 3	2019
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$4.6	$—	$—	$(0.4)	$—	$—	$4.2
Corporate	57.9	—	0.4	0.2	—	—	58.5
Commercial mortgage-backed securities	9.5	—	0.3	2.2	—	—	12.0
Collateralized debt obligations	8.3	(2.5)	(0.2)	0.3	—	—	5.9
Other debt obligations	58.5	—	1.1	9.8	—	(26.0)	43.4
Total fixed maturities, available-for-sale	138.8	(2.5)	1.6	12.1	—	(26.0)	124.0
Equity securities	—	—	0.4	—	—	—	0.4
Other investments	17.2	2.2	—	—	10.0	—	29.4
Separate account assets (1)	8,615.5	174.6	(0.4)	(70.3)	—	(0.7)	8,718.7

Liabilities
Investment and universal life contracts	(45.2)	4.3	0.1	0.3	—	—	(40.5)

Derivatives
Net derivative assets (liabilities)	3.1	(1.6)	—	1.9	—	—	3.4

(1)	Gains and losses for separate account assets do not impact net income as the change in value of separate account assets is offset by a change in value of separate account liabilities. Foreign currency translation adjustments related to the Principal International segment separate account assets are recorded in AOCI and are offset by foreign currency translation adjustments of the corresponding separate account liabilities.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

(2)	Both realized gains (losses) and mark-to-market unrealized gains (losses) are generally reported in net realized capital gains (losses) within the consolidated statements of operations. Realized and unrealized gains (losses) on certain securities with an investment objective to realize economic value through mark-to-market changes are reported in net investment income within the consolidated statements of operations. Changes in unrealized gains (losses) included in net income relating to positions still held were:

	For the three months ended
	March 31,
	2020	2019
	(in millions)
Assets
Fixed maturities, available-for-sale:
Collateralized debt obligations	$—	$(2.5)
Total fixed maturities, available-for-sale	—	(2.5)
Other investments	(0.1)	2.2
Separate account assets	126.4	180.7

Liabilities
Investment and universal life contracts	(354.0)	5.6

Derivatives
Net derivative assets (liabilities)	(1.4)	(1.3)

(3)	Includes foreign currency translation adjustments related to our Principal International segment. Changes in unrealized gains (losses) included in OCI relating to positions still held were:

For the three
months ended
March 31, 2020
(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$(16.3)
Commercial mortgage-backed securities	1.5
Collateralized debt obligations	(22.1)
Other debt obligations	(3.1)
Total fixed maturities, available-for-sale	(40.0)
Other investments	(2.9)

Liabilities
Investment and universal life contracts	(0.3)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

(4)	Gross purchases, sales, issuances and settlements were:

	For the three months ended March 31, 2020
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$27.5	$(0.5)	$—	$(0.5)	$26.5
Collateralized debt obligations	141.8	—	—	—	141.8
Other debt obligations	14.3	—	—	(1.2)	13.1
Total fixed maturities, available-for-sale	183.6	(0.5)	—	(1.7)	181.4
Separate account assets (5)	67.6	(184.1)	(174.2)	44.8	(245.9)

Liabilities
Investment and universal life contracts	—	—	(6.7)	6.2	(0.5)

Derivatives
Net derivative assets (liabilities)	—	(1.4)	—	—	(1.4)

	For the three months ended March 31, 2019
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements
	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$—	$—	$—	$(0.4)	$(0.4)
Corporate	0.5	(0.2)	—	(0.1)	0.2
Commercial mortgage-backed securities	2.4	—	—	(0.2)	2.2
Collateralized debt obligations	—	—	—	0.3	0.3
Other debt obligations	10.0	—	—	(0.2)	9.8
Total fixed maturities, available-for-sale	12.9	(0.2)	—	(0.6)	12.1
Separate account assets (5)	79.0	(101.7)	(47.3)	(0.3)	(70.3)

Liabilities
Investment and universal life contracts	—	—	(1.3)	1.6	0.3

Derivatives
Net derivative assets (liabilities)	—	1.9	—	—	1.9

(5)	Issuances and settlements include amounts related to mortgage encumbrances associated with real estate in our separate accounts.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels were as follows:

	For the three months ended March 31, 2020
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$124.7	$—	$46.3
Collateralized debt obligations	—	—	—	147.3
Other debt obligations	—	46.1	—	42.5
Total fixed maturities, available-for-sale	—	170.8	—	236.1

Derivatives
Net derivative assets (liabilities)	—	—	—	26.5

	For the three months ended March 31, 2019
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2
	(in millions)
Assets
Fixed maturities, available-for-sale:
Other debt obligations	$—	$—	$—	$26.0
Total fixed maturities, available-for-sale	—	—	—	26.0
Other investments	—	10.0	—	—
Separate account assets	—	—	—	0.7

Assets transferred into Level 3 during the three months ended March 31, 2020, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations. Other investments transferred from Level 2 into Level 3 during the three months ended March 31, 2019, included certain redeemable preferred stock for which at least one significant unobservable input is now used to determine fair value.

Assets transferred out of Level 3 during the three months ended March 31, 2020 and 2019, primarily included those assets for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

	March 31, 2020
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of				Weighted
	fair value	technique(s)	input description	inputs				average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$66.1	Discounted cash flow	Discount rate (1)	3.1	% -	14.0%		6.0%
			Illiquidity premium	0	basis points ("bps")-	75	bps	46	bps
			Comparability adjustment	0	bps -	31	bps	7	bps
Commercial mortgage-backed securities	14.4	Discounted cash flow	Discount rate (1)			2.3%		2.3%
			Probability of default			100.0%		100.0%
			Potential loss severity			53.4%		53.4%
Collateralized debt obligations	53.0	Discounted cash flow	Discount rate (1)	3.1	% -	6.0%		4.5%
			Potential loss severity			45.2%		45.2%
			Probability of default			100.0%		100.0%
Other debt obligations	25.3	Discounted cash flow	Discount rate (1)	4.2	% -	5.0		4.4%
			Illiquidity premium			500	bps	500	bps
Other investments	34.6	Discounted cash flow - other investments	Discount rate (1)	25.0	% -	30.0%		27.5%
			Terminal earnings before interest, taxes, depreciation and amortization multiple	3.8	x-	4.7	x	4.2	x
		Market comparables - other investments	Revenue multiples (2)	0.8	x-	7.0	x	3.8	x
		Discounted cash flow - real estate	Discount rate (1)			8.4%		8.4%
			Terminal capitalization rate			5.3%		5.3%
			Average market rent growth			2.6%		2.6%
		Discounted cash flow - real estate debt	Loan to value			55.1%		55.1%
			Credit spread			2.6%		2.6%
Separate account assets	8,864.5	Discounted cash flow - mortgage loans	Discount rate (1)			3.7%		3.7%
			Illiquidity premium			60	bps	60	bps
			Credit spread rate			338	bps	338	bps
		Discounted cash flow - real estate	Discount rate (1)	5.5	%-	11.8%		6.6%
			Terminal capitalization rate	4.5	%-	9.3%		5.6%
			Average market rent growth rate	2.0	%-	4.7%		2.9%
		Discounted cash flow - real estate debt	Loan to value	8.0	%-	80.4%		46.5%
			Market interest rate	3.4	%-	5.8%		3.8%

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

Liabilities
Investment and universal life contracts (6)	(555.4)	Discounted cash flow	Long duration interest rate	0.9%		(3)	0.9%
			Long-term equity market volatility	16.9	%-	31.7%	19.5%
			Non-performance risk	2.1	%-	3.0%	2.6%
			Utilization rate	See note (4)
			Lapse rate	0.0	% -	18.0%	6.3%
			Mortality rate	See note (5)

	December 31, 2019
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of				Weighted
	fair value	technique(s)	input description	inputs				average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$72.5	Discounted cash flow	Discount rate (1)	1.9	%-	5.1%		3.8%
			Illiquidity premium	0	bps-	410	bps	152	bps
Commercial mortgage-backed securities	2.4	Discounted cash flow	Probability of default			100.0%		100.0%
			Potential loss severity			53.1%		53.1%
Collateralized debt obligations	108.7	Discounted cash flow	Discount rate (1)	2.9	%-	10.0%		3.4%
			Potential loss severity			23.0%		23.0%
			Probability of default			100.0%		100.0%
Other debt obligations	1.2	Discounted cash flow	Discount rate (1)			5.0%		5.0%
			Illiquidity premium			500	bps	500	bps
Other investments	14.8	Discounted cash flow	Discount rate (1)	25.0	%-	30.0%		27.5%
			Terminal earnings before interest, taxes, depreciation and amortization multiple	3.5	x-	4.5	x	4.0	x
		Market comparables	Revenue multiples (2)	0.8	x-	7.0	x	4.1	x
Separate account assets	8,966.2	Discounted cash flow - mortgage loans	Discount rate (1)			2.8%		2.8%
			Illiquidity premium			60	bps	60	bps
			Credit spread rate			120	bps	120	bps
		Discounted cash flow - real estate	Discount rate (1)	5.5	%-	11.8%		6.7%
			Terminal capitalization rate	4.5	%-	9.3%		5.7%
			Average market rent growth rate	2.0	%-	4.7%		3.0%
		Discounted cash flow - real estate debt	Loan to value	8.0	%-	80.4%		45.9%
			Market interest rate	3.2	%-	5.8%		3.6%

Liabilities
Investment and universal life contracts (6)	(214.2)	Discounted cash flow	Long duration interest rate	2.0	%-	2.1	% (3)
			Long-term equity market volatility	15.0	%-	26.9%
			Non-performance risk	0.2	%-	1.3%
			Utilization rate	See note (4)
			Lapse rate	0.0	%-	18.0%
			Mortality rate	See note (5)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

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

Market comparable discount rates are used as the base rate in the discounted cash flows used to determine the fair value of certain assets. The use of a higher or lower discount rate would have caused the fair value of the assets to significantly decrease or increase, respectively. Additionally, we may adjust the base discount rate or the modeled price by applying an illiquidity premium given the highly structured nature of certain assets. The use of a higher or lower illiquidity premium would have caused significant decreases or increases, respectively, in the fair value of the asset.

Embedded derivatives within our investment and universal life contracts liability can be in either an asset or liability position, depending on certain inputs at the reporting date. Increases to an asset or decreases to a liability are described as increases to fair value. The use of a higher or lower market volatility would have caused significant decreases or increases, respectively, in the fair value of embedded derivatives in investment contracts. Long duration interest rates are used as the mean return when projecting the growth in the value of associated account value and impact the discount rate used in the discounted future cash flows valuation. The amount of claims will increase if account value is not sufficient to cover guaranteed withdrawals. The use of higher or lower risk-free rates would have caused the fair value of the embedded derivative to significantly increase or decrease, respectively. The use of a higher or lower rate for our own credit risks, which impact the rates used to discount future cash flows, would have significantly increased or decreased, respectively, the fair value of the embedded derivative. All of these changes in fair value would impact net income.

The use of a lower or higher mortality rate assumption would have caused the fair value of the embedded derivative to decrease or increase, respectively. The use of a lower or higher overall lapse rate assumption would have caused the fair value of the embedded derivative to decrease or increase, respectively. The lapse rate assumption may vary dynamically based on the relationship of the guarantee and associated account value. A stronger or weaker dynamic lapse rate assumption would have caused the fair value of the embedded derivative to decrease or increase, respectively. The utilization rate assumption includes how many contractholders will take withdrawals, when they will take them and how much of their benefit they will take. The use of a higher or lower assumption of the number of contractholders taking withdrawals would have caused the fair value of the embedded derivative to decrease or increase, respectively. Assuming contractholders take withdrawals earlier or later would have caused the fair value of the embedded derivative to decrease or increase, respectively. Assuming contractholders take more or less of their benefit would have caused the fair value of the embedded derivative to decrease or increase, respectively.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No significant assets and liabilities were measured at fair value on a nonrecurring basis for the three months ended March 31, 2020 and 2019.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

The following tables present information regarding the assets and liabilities for which the fair value option was elected.

	March 31, 2020	December 31, 2019
	(in millions)

Real estate ventures (1)
Fair value	$22.7	$22.8
(1)	Reported with other investments in the consolidated statements of financial position.

	For the three months ended March 31,
	2020	2019
	(in millions)
Commercial mortgage loans of consolidated VIEs
Interest income (1)	$—	$0.1

Real estate ventures
Change in fair value pre-tax gain (loss) (2)	(0.1)	2.2
(1)	Reported in net investment income on the consolidated statements of operations and recorded based on the effective interest rates as determined at the closing of the loan.
(2)	Reported in net investment income on the consolidated statements of operations.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	March 31, 2020
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3
	(in millions)
Assets (liabilities)
Mortgage loans	$16,645.9	$16,708.9	$—	$—	$16,708.9
Policy loans	797.0	1,055.7	—	—	1,055.7
Other investments	288.7	286.0	—	189.4	96.6
Cash and cash equivalents	1,023.6	1,023.6	1,014.0	9.6	—
Investment contracts	(34,316.4)	(33,618.0)	—	(3,701.0)	(29,917.0)
Short-term debt	(105.6)	(105.6)	—	(105.6)	—
Long-term debt	(3,670.1)	(3,821.9)	—	(3,781.6)	(40.3)
Separate account liabilities	(124,659.4)	(123,695.0)	—	—	(123,695.0)
Bank deposits (1)	(461.9)	(469.7)	—	(469.7)	—
Cash collateral payable	(473.0)	(473.0)	(473.0)	—	—

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

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

The Retirement and Income Solutions segment provides retirement and related financial products and services primarily to businesses, their employees and other individuals. The segment is organized into Retirement and Income Solutions – Fee, which includes full service accumulation, trust services, individual variable annuities and revenues and expenses associated with the purchase of the Institutional Retirement & Trust business of Wells Fargo Bank N.A. (the “Acquired Business”); and Retirement and Income Solutions – Spread, which includes individual fixed annuities, investment only, pension risk transfer and banking services.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

The following tables summarize select financial information by segment, including operating revenues for our products and services, and reconcile segment totals to those reported in the consolidated financial statements:

	March 31, 2020	December 31, 2019
	(in millions)
Assets:
Retirement and Income Solutions	$174,996.9	$192,698.1
Principal Global Investors	2,173.2	2,363.3
Principal International	39,445.7	48,857.6
U.S. Insurance Solutions	27,928.3	28,669.6
Corporate	2,359.8	3,499.2
Total consolidated assets	$246,903.9	$276,087.8

	For the three months ended
	March 31,
	2020	2019
	(in millions)
Operating revenues by segment:
Retirement and Income Solutions:
Retirement and Income Solutions – Fee	$543.1	$430.8
Retirement and Income Solutions – Spread	2,062.6	1,461.1
Total Retirement and Income Solutions (1)	2,605.7	1,891.9
Principal Global Investors (2)	390.8	339.0
Principal International	300.5	380.5
U.S. Insurance Solutions:
Specialty Benefits insurance	639.0	601.8
Individual Life insurance	484.3	466.3
Total U.S. Insurance Solutions	1,123.3	1,068.1
Corporate	9.3	1.2
Total segment operating revenues	4,429.6	3,680.7
Net realized capital gains, net of related revenue adjustments	132.3	83.7
Adjustments related to equity method investments	(10.6)	(20.5)
Total revenues per consolidated statements of operations	$4,551.3	$3,743.9

Pre-tax operating earnings (losses) by segment:
Retirement and Income Solutions	$205.1	$240.6
Principal Global Investors	111.7	100.7
Principal International	30.8	111.1
U.S. Insurance Solutions	129.5	110.7
Corporate	(91.1)	(84.4)
Total segment pre-tax operating earnings	386.0	478.7
Pre-tax net realized capital gains (losses), as adjusted (3)	(67.1)	65.6
Adjustments related to equity method investments and noncontrolling interest	9.3	(18.3)
Income before income taxes per consolidated statements of operations	$328.2	$526.0
(1)	Reflects inter-segment revenues of $84.0 million and $85.7 million for the three months ended March 31, 2020 and 2019, respectively.
(2)	Reflects inter-segment revenues of $72.7 million and $61.5 million for the three months ended March 31, 2020 and 2019, respectively.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

(3)	Pre-tax net realized capital gains (losses), as adjusted, is derived as follows:

	For the three months ended
	March 31,
	2020	2019
	(in millions)
Net realized capital gains:
Net realized capital gains	$131.4	$84.5
Derivative and hedging-related revenue adjustments	(13.6)	(11.5)
Adjustments related to equity method investments	(5.1)	(0.4)
Adjustments related to sponsored investment funds	3.9	8.0
Recognition of front-end fee revenue	15.7	3.1
Net realized capital gains, net of related revenue adjustments	132.3	83.7
Amortization of deferred acquisition costs and other actuarial balances	(219.4)	(16.4)
Capital (gains) losses distributed	43.4	(8.7)
Market value adjustments of embedded derivatives	(23.4)	7.0
Pre-tax net realized capital gains (losses), as adjusted (a)	$(67.1)	$65.6
(a)	As adjusted before noncontrolling interest capital gains (losses).

12. Revenues from Contracts with Customers

The following tables summarize disaggregation of revenues from contracts with customers, including select financial information by segment, and reconcile totals to those reported in the consolidated financial statements. Revenues from contracts with customers are included in fees and other revenues on the consolidated statements of operations.

	For the three months ended
	March 31,
	2020	2019
	(in millions)
Revenue from contracts with customers by segment:
Retirement and Income Solutions:
Retirement and Income Solutions – Fee	$156.4	$58.4
Retirement and Income Solutions – Spread	2.1	2.9
Total Retirement and Income Solutions	158.5	61.3
Principal Global Investors	382.9	332.3
Principal International	109.5	114.9
U.S. Insurance Solutions:
Specialty Benefits insurance	3.8	3.7
Individual Life insurance	12.8	12.0
Total U.S. Insurance Solutions	16.6	15.7
Corporate	32.9	37.0
Total segment revenue from contracts with customers	700.4	561.2
Adjustments for fees and other revenues not within the scope of revenue recognition guidance (1)	429.2	409.2
Pre-tax other adjustments (2)	15.7	3.1
Total fees and other revenues per consolidated statements of operations	$1,145.3	$973.5
(1)	Fees and other revenues not within the scope of the revenue recognition guidance primarily represent revenue on contracts accounted for under the financial instruments or insurance contracts standards.
(2)	Pre-tax other adjustments relate to the recognition of deferred front-end fee revenues for sales charges on retirement and life insurance products and certain market value adjustments to fee revenues.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

Retirement and Income Solutions – Fee

Retirement and Income Solutions – Fee offers service and trust agreements for defined contribution retirement plans, including 401(k) plans, 403(b) plans, and employee stock ownership plans. The investment components of these service agreements are in the form of mutual fund offerings. In addition, plan sponsor retirement plan trust and custody services are also available through an affiliated trust company. With the Acquired Business, services and trust agreements are also offered to non-retirement customers including insurance companies, endowments and other financial institutions.

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

The types of revenues from contracts with customers were as follows:

	For the three months ended
	March 31,
	2020	2019
	(in millions)
Administrative service fee revenue (1)	$156.2	$58.2
Other fee revenue	0.2	0.2
Total revenues from contracts with customers	156.4	58.4
Fees and other revenues not within the scope of revenue recognition guidance	280.5	271.8
Total fees and other revenues	436.9	330.2
Premiums and other considerations	1.8	1.1
Net investment income	104.4	99.5
Total operating revenues	$543.1	$430.8
(1)	Includes fee revenue for the Acquired Business in 2020.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

The types of revenues from contracts with customers were as follows:

	For the three months ended
	March 31,
	2020	2019
	(in millions)
Deposit account fee revenue	$2.1	$2.9
Total revenues from contracts with customers	2.1	2.9
Fees and other revenues not within the scope of revenue recognition guidance	3.1	4.9
Total fees and other revenues	5.2	7.8
Premiums and other considerations	1,521.1	957.5
Net investment income	536.3	495.8
Total operating revenues	$2,062.6	$1,461.1

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

The types of revenues from contracts with customers were as follows:

	For the three months ended
	March 31,
	2020	2019
	(in millions)
Management fee revenue	$321.0	$292.8
Other fee revenue	61.9	39.5
Total revenues from contracts with customers	382.9	332.3
Fees and other revenues not within the scope of revenue recognition guidance	5.5	4.3
Total fees and other revenues	388.4	336.6
Net investment income	2.4	2.4
Total operating revenues	$390.8	$339.0

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
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

The types of revenues from contracts with customers were as follows:

	For the three months ended
	March 31,
	2020	2019
	(in millions)
Management fee revenue	$108.5	$114.3
Other fee revenue	1.0	0.6
Total revenues from contracts with customers	109.5	114.9
Fees and other revenues not within the scope of revenue recognition guidance	1.3	1.7
Total fees and other revenues	110.8	116.6
Premiums and other considerations	85.0	117.5
Net investment income	104.7	146.4
Total operating revenues	$300.5	$380.5

Revenues from contracts with customers by region:
Latin America	$81.5	$88.1
Asia	28.0	27.0
Principal International corporate / regional offices	0.2	0.2
Eliminations	(0.2)	(0.4)
Total revenues from contracts with customers	$109.5	$114.9

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

The types of revenues from contracts with customers were as follows:

	For the three months ended
	March 31,
	2020	2019
	(in millions)
Specialty Benefits insurance:
Administrative service fees	$3.8	$3.7
Total revenues from contracts with customers	3.8	3.7
Fees and other revenues not within the scope of revenue recognition guidance	4.9	4.9
Total fees and other revenues	8.7	8.6
Premiums and other considerations	588.4	555.9
Net investment income	41.9	37.3
Total operating revenues	$639.0	$601.8

Individual Life insurance:
Administrative service fees	$5.7	$5.9
Commission income	7.1	6.1
Total revenues from contracts with customers	12.8	12.0
Fees and other revenues not within the scope of revenue recognition guidance	210.0	192.2
Total fees and other revenues	222.8	204.2
Premiums and other considerations	94.7	92.9
Net investment income	166.8	169.2
Total operating revenues	$484.3	$466.3

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

The Corporate segment also includes inter-segment eliminations of fees and other revenues. The types of revenues from contracts with customers were as follows:

	For the three months ended
	March 31,
	2020	2019
	(in millions)
Commission income	$80.4	$75.8
Other fee revenue	11.1	8.8
Eliminations	(58.6)	(47.6)
Total revenues from contracts with customers	32.9	37.0
Fees and other revenues not within the scope of revenue recognition guidance	(76.1)	(70.6)
Total fees and other revenues	(43.2)	(33.6)
Net investment income	52.5	34.8
Total operating revenues	$9.3	$1.2

Contract Costs

Sales compensation and other incremental costs of obtaining a contract are capitalized and amortized over the period of contract benefit if the costs are expected to be recovered. The contract cost asset, which is included in other assets on the consolidated statements of financial position, was $146.1 million and $157.0 million as of March 31, 2020 and December 31, 2019, respectively.

We apply the practical expedient for certain costs where we recognize the incremental costs of obtaining these contracts as an expense when incurred if the amortization period of the assets is one year or less. These costs, along with costs that are not deferrable, are included in operating expenses on the consolidated statements of operations.

Deferred contract costs consist primarily of commissions and variable compensation. We amortize capitalized contract costs on a straight-line basis over the expected contract life, reflecting lapses as they are incurred. Deferred contract costs are subject to impairment testing on an annual basis, or when a triggering event occurs that could warrant an impairment. To the extent future revenues less future maintenance expenses are not adequate to cover the asset balance, an impairment is recognized. For the three months ended March 31, 2020 and 2019, $6.6 million and $5.6 million, respectively, of amortization expense was recorded in operating expenses on the consolidated statements of operations and no impairment loss was recognized in relation to the costs capitalized.

13. Stock-Based Compensation Plans

As of March 31, 2020, we had the 2014 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan and the Directors Stock Plan (“Stock-Based Compensation Plans”). As of May 20, 2014, no new grants will be made under the Amended and Restated 2010 Stock Incentive Plan or the 2005 Directors Stock Plan. No grants have been made under the Stock Incentive Plan or the Directors Stock Plan since at least 2005. Under the terms of the 2014 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. The 2014 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock or performance units under any plans.

As of March 31, 2020, the maximum number of new shares of common stock available for grant under the 2014 Stock Incentive Plan and the 2014 Directors Stock Plan was 4.0 million.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against net income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the three months ended March 31,
	2020	2019
	(in millions)
Compensation cost	$23.5	$24.3
Related income tax benefit	4.9	4.8
Capitalized as part of an asset	0.4	0.6

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the 2014 Stock Incentive Plan. Total options granted were 1.4 million for the three months ended March 31, 2020. The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during the period:

For the three months ended
March 31, 2020

Expected volatility	25.7%
Expected term (in years)	7.0
Risk-free interest rate	1.3%
Expected dividend yield	4.33%
Weighted average estimated fair value per common share	$9.64

As of March 31, 2020, we had $11.6 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.4 years.

Performance Share Awards

Performance share awards were granted to certain employees under the 2014 Stock Incentive Plan. Total performance share awards granted were 0.3 million for the three months ended March 31, 2020. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results to be determined at the end of the performance period. The actual number of common shares to be awarded at the end of each performance period will range between 0% and 150% of the initial target awards. The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these performance share awards granted was $51.73 per common share.

As of March 31, 2020, we had $10.8 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.5 years.

Restricted Stock Units

Restricted stock units were issued to certain employees pursuant to the 2014 Stock Incentive Plan and non-employee directors pursuant to the 2014 Directors Stock Plan. Total restricted stock units granted were 1.0 million for the three months ended March 31, 2020. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $51.73 per common share.

As of March 31, 2020, we had $79.0 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted. The cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 0.5 million shares for the three months ended March 31, 2020. The weighted average fair value of the discount on the stock purchased was $4.70 per share.

As of March 31, 2020, a total of 0.9 million of new shares were available to be made issuable by us for this plan.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

14. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended
	March 31,
	2020	2019
	(in millions, except per share data)
Net income	$285.0	$452.1
Subtract:
Net income (loss) attributable to noncontrolling interest	(3.9)	22.2
Total	$288.9	$429.9
Weighted-average shares outstanding:
Basic	275.0	278.7
Dilutive effects:
Stock options	0.5	0.7
Restricted stock units	1.6	1.5
Performance share awards	0.1	—
Diluted	277.2	280.9
Net income per common share:
Basic	$1.05	$1.54
Diluted	$1.04	$1.53

The calculation of diluted earnings per share for the three months ended March 31, 2020 and 2019, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) Principal Financial Services (“PFS”) and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of March 31, 2020 and December 31, 2019, and for the three months ended March 31, 2020 and 2019.

In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) PFG’s interest in all direct subsidiaries of PFG, (ii) Principal Life’s interest in all direct subsidiaries of Principal Life and (iii) PFS’s interest in Principal Life even though all such subsidiaries meet the requirements to be consolidated under U.S. GAAP. Earnings of subsidiaries are, therefore, reflected in the parent’s investment and earnings. All intercompany balances and transactions, including elimination of the parent’s investment in subsidiaries, between PFG, Pri doincipal Life and PFS and all other subsidiaries have been eliminated, as shown in the column “Eliminations.” These condensed consolidating financial statements should be read in conjunction with the consolidated financial statements. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

Condensed Consolidating Statements of Financial Position

March 31, 2020

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	other subsidiaries		Group, Inc.
	parent only	only	combined (1)	Eliminations	consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$290.5	$61,408.8	$7,367.5	$(359.0)	$68,707.8
Fixed maturities, trading	258.5	220.4	117.1	—	596.0
Equity securities	—	61.7	1,602.4	—	1,664.1
Mortgage loans	—	15,524.6	1,816.1	(694.8)	16,645.9
Real estate	—	3.2	1,654.3	—	1,657.5
Policy loans	—	743.0	54.0	—	797.0
Investment in unconsolidated entities	15,786.7	4,850.7	5,183.0	(25,091.8)	728.6
Other investments	10.4	4,214.3	2,697.5	(2,943.8)	3,978.4
Cash and cash equivalents	453.3	1,908.3	1,982.7	(861.6)	3,482.7
Accrued investment income	1.5	641.9	80.3	(2.0)	721.7
Premiums due and other receivables	—	2,067.3	4,629.2	(5,005.5)	1,691.0
Deferred acquisition costs	—	3,669.7	10.1	—	3,679.8
Property and equipment	—	757.7	216.1	—	973.8
Goodwill	—	54.3	1,562.1	—	1,616.4
Other intangibles	—	17.3	1,699.3	—	1,716.6
Separate account assets	—	105,530.3	31,305.7	—	136,836.0
Other assets	391.1	1,136.9	5,373.2	(5,490.6)	1,410.6
Total assets	$17,192.0	$202,810.4	$67,350.6	$(40,449.1)	$246,903.9
Liabilities
Contractholder funds	$—	$39,090.1	$3,395.3	$(358.8)	$42,126.6
Future policy benefits and claims	—	36,435.7	6,223.6	(1,415.3)	41,244.0
Other policyholder funds	—	694.9	170.0	(4.0)	860.9
Short-term debt	—	—	105.6	—	105.6
Long-term debt	3,626.0	—	697.2	(653.1)	3,670.1
Income taxes currently payable	12.6	—	58.2	(56.1)	14.7
Deferred income taxes	—	86.2	1,885.0	(520.9)	1,450.3
Separate account liabilities	—	105,530.3	31,305.7	—	136,836.0
Other liabilities	645.9	10,937.5	7,558.9	(11,758.9)	7,383.4
Total liabilities	4,284.5	192,774.7	51,399.5	(14,767.1)	233,691.6

Redeemable noncontrolling interest	—	—	239.7	—	239.7

Stockholders' equity
Common stock	4.8	2.5	—	(2.5)	4.8
Additional paid-in capital	10,216.5	6,324.1	10,030.0	(16,354.1)	10,216.5
Retained earnings	11,198.8	2,372.2	6,307.6	(8,679.8)	11,198.8
Accumulated other comprehensive income (loss)	(599.2)	1,336.9	(691.3)	(645.6)	(599.2)
Treasury stock, at cost	(7,913.4)	—	—	—	(7,913.4)
Total stockholders' equity attributable to PFG	12,907.5	10,035.7	15,646.3	(25,682.0)	12,907.5
Noncontrolling interest	—	—	65.1	—	65.1
Total stockholders’ equity	12,907.5	10,035.7	15,711.4	(25,682.0)	12,972.6
Total liabilities and stockholders' equity	$17,192.0	$202,810.4	$67,350.6	$(40,449.1)	$246,903.9
(1)	PFG sponsors nonqualified benefit plans. Nonqualified benefit plan assets and liabilities held in Rabbi trusts were $720.1 million and $579.8 million, respectively.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2020

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	other subsidiaries		Group, Inc.
	parent only	only	combined	Eliminations	consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$2,145.3	$145.7	$—	$2,291.0
Fees and other revenues	—	584.0	661.3	(100.0)	1,145.3
Net investment income	3.4	723.1	622.8	(365.7)	983.6
Net realized capital gains (losses)	5.2	628.9	(501.4)	(1.3)	131.4
Total revenues	8.6	4,081.3	928.4	(467.0)	4,551.3
Expenses
Benefits, claims and settlement expenses	—	2,633.2	228.3	(2.8)	2,858.7
Dividends to policyholders	—	28.9	—	—	28.9
Operating expenses	48.5	802.8	578.2	(94.0)	1,335.5
Total expenses	48.5	3,464.9	806.5	(96.8)	4,223.1

Income (loss) before income taxes	(39.9)	616.4	121.9	(370.2)	328.2
Income taxes (benefits)	(10.1)	104.8	(51.3)	(0.2)	43.2
Equity in the net income (loss) of subsidiaries	318.7	(142.0)	139.5	(316.2)	—
Net income	288.9	369.6	312.7	(686.2)	285.0
Net loss attributable to noncontrolling interest	—	—	(3.9)	—	(3.9)
Net income attributable to PFG	$288.9	$369.6	$316.6	$(686.2)	$288.9

Net income	$288.9	$369.6	$312.7	$(686.2)	$285.0
Other comprehensive loss	(1,543.4)	(1,284.6)	(1,611.7)	2,793.4	(1,646.3)
Comprehensive loss	$(1,254.5)	$(915.0)	$(1,299.0)	$2,107.2	$(1,361.3)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

Condensed Consolidating Statements of Operations

For the three months March 31, 2019

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	other subsidiaries		Group, Inc.
	parent only	only	combined	Eliminations	consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$1,542.4	$182.5	$—	$1,724.9
Fees and other revenues	—	544.6	520.6	(91.7)	973.5
Net investment income	5.0	702.5	546.0	(292.5)	961.0
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	5.3	403.5	(317.5)	—	91.3
Net other-than-temporary impairment losses recoveries on available-for-sale securities	—	(9.5)	(0.1)	—	(9.6)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to other comprehensive income	—	2.8	—	—	2.8
Net impairment losses on available-for-sale securities	—	(6.7)	(0.1)	—	(6.8)
Net realized capital gains (losses)	5.3	396.8	(317.6)	—	84.5
Total revenues	10.3	3,186.3	931.5	(384.2)	3,743.9
Expenses
Benefits, claims and settlement expenses	—	1,944.4	253.6	(2.9)	2,195.1
Dividends to policyholders	—	30.1	—	—	30.1
Operating expenses	56.1	585.6	438.1	(87.1)	992.7
Total expenses	56.1	2,560.1	691.7	(90.0)	3,217.9

Income (loss) before income taxes	(45.8)	626.2	239.8	(294.2)	526.0
Income taxes (benefits)	(11.3)	95.2	(9.8)	(0.2)	73.9
Equity in the net income (loss) of subsidiaries	464.4	(235.7)	233.1	(461.8)	—
Net income	429.9	295.3	482.7	(755.8)	452.1
Net income attributable to noncontrolling interest	—	—	19.8	2.4	22.2
Net income attributable to PFG	$429.9	$295.3	$462.9	$(758.2)	$429.9

Net income	$429.9	$295.3	$482.7	$(755.8)	$452.1
Other comprehensive income	1,141.3	1,053.9	1,174.2	(2,222.7)	1,146.7
Comprehensive income	$1,571.2	$1,349.2	$1,656.9	$(2,978.5)	$1,598.8

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months March 31, 2020

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	other subsidiaries		Group, Inc.
	parent only	only	combined	Eliminations	consolidated
	(in millions)
Operating activities
Net cash provided by operating activities	$20.9	$1,711.5	$913.9	$(1,057.2)	$1,589.1
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(63.2)	(2,449.3)	(681.3)	3.7	(3,190.1)
Sales	—	218.1	364.3	—	582.4
Maturities	43.2	1,753.5	187.4	—	1,984.1
Mortgage loans acquired or originated	—	(590.2)	(239.6)	2.5	(827.3)
Mortgage loans sold or repaid	—	440.7	142.2	(1.3)	581.6
Real estate acquired	—	—	(39.6)	—	(39.6)
Net purchases of property and equipment	—	(14.0)	(4.0)	—	(18.0)
Dividends and returns of capital received from unconsolidated entities	433.9	0.6	413.9	(848.4)	—
Net change in other investments	—	(273.5)	(726.5)	1,014.2	14.2
Net cash provided by (used in) investing activities	413.9	(914.1)	(583.2)	170.7	(912.7)
Financing activities
Issuance of common stock	9.0	—	—	—	9.0
Acquisition of treasury stock	(231.8)	—	—	—	(231.8)
Payments for financing element derivatives	—	(7.1)	—	—	(7.1)
Purchase of subsidiary shares from noncontrolling interest	—	—	(0.9)	—	(0.9)
Dividends to common stockholders	(153.6)	—	—	—	(153.6)
Principal repayments of long-term debt	—	—	(65.8)	1.3	(64.5)
Net proceeds from short-term borrowings	—	—	24.6	—	24.6
Dividends and capital paid to parent	—	(413.9)	(434.5)	848.4	—
Investment contract deposits	—	2,596.2	129.5	—	2,725.7
Investment contract withdrawals	—	(2,242.5)	(13.1)	—	(2,255.6)
Net increase in banking operation deposits	—	—	244.5	—	244.5
Other	—	0.1	—	—	0.1
Net cash provided by (used in) financing activities	(376.4)	(67.2)	(115.7)	849.7	290.4
Net increase in cash and cash equivalents	58.4	730.2	215.0	(36.8)	966.8
Cash and cash equivalents at beginning of period	394.9	1,178.1	1,767.7	(824.8)	2,515.9
Cash and cash equivalents at end of period	$453.3	$1,908.3	$1,982.7	$(861.6)	$3,482.7

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of March 31, 2020 and December 31, 2019, and for the three months ended March 31, 2020 and 2019.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

Condensed Consolidating Statements of Financial Position

March 31, 2020

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and other		Financial
	Group, Inc.	Services, Inc.	subsidiaries		Group, Inc.
	parent only	only	combined (1)	Eliminations	consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$290.5	$—	$68,417.3	$—	$68,707.8
Fixed maturities, trading	258.5	—	337.5	—	596.0
Equity securities	—	32.7	1,631.4	—	1,664.1
Mortgage loans	—	—	16,645.9	—	16,645.9
Real estate	—	—	1,657.5	—	1,657.5
Policy loans	—	—	797.0	—	797.0
Investment in unconsolidated entities	15,786.7	14,883.5	541.8	(30,483.4)	728.6
Other investments	10.4	198.2	3,769.8	—	3,978.4
Cash and cash equivalents	453.3	663.6	3,408.8	(1,043.0)	3,482.7
Accrued investment income	1.5	0.1	720.1	—	721.7
Premiums due and other receivables	—	110.4	1,894.6	(314.0)	1,691.0
Deferred acquisition costs	—	—	3,679.8	—	3,679.8
Property and equipment	—	—	973.8	—	973.8
Goodwill	—	618.5	997.9	—	1,616.4
Other intangibles	—	524.6	1,192.0	—	1,716.6
Separate account assets	—	—	136,836.0	—	136,836.0
Other assets	391.1	47.1	1,547.2	(574.8)	1,410.6
Total assets	$17,192.0	$17,078.7	$245,048.4	$(32,415.2)	$246,903.9
Liabilities
Contractholder funds	$—	$—	$42,126.6	$—	$42,126.6
Future policy benefits and claims	—	—	41,244.0	—	41,244.0
Other policyholder funds	—	—	860.9	—	860.9
Short-term debt	—	—	105.6	—	105.6
Long-term debt	3,626.0	313.9	44.1	(313.9)	3,670.1
Income taxes currently payable	12.6	—	38.0	(35.9)	14.7
Deferred income taxes	—	19.5	1,951.8	(521.0)	1,450.3
Separate account liabilities	—	—	136,836.0	—	136,836.0
Other liabilities	645.9	1,098.9	6,510.4	(871.8)	7,383.4
Total liabilities	4,284.5	1,432.3	229,717.4	(1,742.6)	233,691.6

Redeemable noncontrolling interest	—	—	239.7	—	239.7

Stockholders' equity
Common stock	4.8	—	11.0	(11.0)	4.8
Additional paid-in capital	10,216.5	9,668.8	12,243.7	(21,912.5)	10,216.5
Retained earnings	11,198.8	6,149.5	2,788.2	(8,937.7)	11,198.8
Accumulated other comprehensive loss	(599.2)	(171.9)	(14.7)	186.6	(599.2)
Treasury stock, at cost	(7,913.4)	—	(2.0)	2.0	(7,913.4)
Total stockholders' equity attributable to PFG	12,907.5	15,646.4	15,026.2	(30,672.6)	12,907.5
Noncontrolling interest	—	—	65.1	—	65.1
Total stockholders’ equity	12,907.5	15,646.4	15,091.3	(30,672.6)	12,972.6
Total liabilities and stockholders' equity	$17,192.0	$17,078.7	$245,048.4	$(32,415.2)	$246,903.9
(1)	PFG sponsors nonqualified benefit plans. Nonqualified benefit plan assets and liabilities held in Rabbi trusts were $720.1 million and $579.8 million, respectively.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

Condensed Consolidating Statements of Financial Position

December 31, 2019

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and other		Financial
	Group, Inc.	Services, Inc.	subsidiaries		Group, Inc.
	parent only	only	combined (1)	Eliminations	consolidated
	(in millions)
Assets
Fixed maturities, available-for-sale	$265.8	$—	$69,840.4	$—	$70,106.2
Fixed maturities, trading	268.2	—	407.7	—	675.9
Equity securities	—	41.4	1,838.0	—	1,879.4
Mortgage loans	—	—	16,486.9	—	16,486.9
Real estate	—	—	1,714.8	—	1,714.8
Policy loans	—	—	798.0	—	798.0
Investment in unconsolidated entities	17,539.6	16,664.1	649.4	(34,022.9)	830.2
Other investments	10.4	251.9	3,597.7	—	3,860.0
Cash and cash equivalents	394.9	598.4	2,656.2	(1,133.6)	2,515.9
Accrued investment income	1.6	0.4	684.6	—	686.6
Premiums due and other receivables	—	100.0	1,961.1	(320.8)	1,740.3
Deferred acquisition costs	—	—	3,521.3	—	3,521.3
Property and equipment	—	—	967.7	—	967.7
Goodwill	—	618.5	1,075.3	—	1,693.8
Other intangibles	—	531.7	1,255.0	—	1,786.7
Separate account assets	—	—	165,468.0	—	165,468.0
Other assets	383.2	35.2	1,509.5	(571.8)	1,356.1
Total assets	$18,863.7	$18,841.6	$274,431.6	$(36,049.1)	$276,087.8
Liabilities
Contractholder funds	$—	$—	$41,367.5	$—	$41,367.5
Future policy benefits and claims	—	—	40,838.2	—	40,838.2
Other policyholder funds	—	—	959.4	—	959.4
Short-term debt	—	—	93.4	—	93.4
Long-term debt	3,625.5	320.7	108.7	(320.8)	3,734.1
Income taxes currently payable	—	—	66.4	(50.2)	16.2
Deferred income taxes	—	5.9	2,285.8	(495.1)	1,796.6
Separate account liabilities	—	—	165,468.0	—	165,468.0
Other liabilities	620.2	1,113.6	6,104.7	(974.8)	6,863.7
Total liabilities	4,245.7	1,440.2	257,292.1	(1,840.9)	261,137.1

Redeemable noncontrolling interest	—	—	264.9	—	264.9

Stockholders' equity
Common stock	4.8	—	11.0	(11.0)	4.8
Additional paid-in capital	10,182.6	9,658.3	12,157.9	(21,816.2)	10,182.6
Retained earnings	11,074.3	6,263.5	2,985.1	(9,248.6)	11,074.3
Accumulated other comprehensive income	1,037.9	1,479.6	1,654.8	(3,134.4)	1,037.9
Treasury stock, at cost	(7,681.6)	—	(2.0)	2.0	(7,681.6)
Total stockholders' equity attributable to PFG	14,618.0	17,401.4	16,806.8	(34,208.2)	14,618.0
Noncontrolling interest	—	—	67.8	—	67.8
Total stockholders’ equity	14,618.0	17,401.4	16,874.6	(34,208.2)	14,685.8
Total liabilities and stockholders' equity	$18,863.7	$18,841.6	$274,431.6	$(36,049.1)	$276,087.8
(1)	PFG sponsors nonqualified benefit plans. Nonqualified benefit plan assets and liabilities held in Rabbi trusts were $731.9 million and $593.7 million, respectively.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

Condensed Consolidating Statements of Operations

For the three months ended March 31, 2020

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and other		Financial
	Group, Inc.	Services, Inc.	subsidiaries		Group, Inc.
	parent only	only	combined (1)	Eliminations	consolidated
	(in millions)
Revenues
Premiums and other considerations	$—	$—	$2,291.0	$—	$2,291.0
Fees and other revenues	—	95.9	1,052.0	(2.6)	1,145.3
Net investment income (loss)	3.4	(1.1)	978.8	2.5	983.6
Net realized capital gains	5.2	5.3	120.9	—	131.4
Total revenues	8.6	100.1	4,442.7	(0.1)	4,551.3
Expenses
Benefits, claims and settlement expenses	—	—	2,858.7	—	2,858.7
Dividends to policyholders	—	—	28.9	—	28.9
Operating expenses	48.5	133.6	1,155.6	(2.2)	1,335.5
Total expenses	48.5	133.6	4,043.2	(2.2)	4,223.1

Income (loss) before income taxes	(39.9)	(33.5)	399.5	2.1	328.2
Income taxes (benefits)	(10.1)	(15.2)	68.5	—	43.2
Equity in the net income of subsidiaries	318.7	334.9	—	(653.6)	—
Net income	288.9	316.6	331.0	(651.5)	285.0
Net loss attributable to noncontrolling interest	—	—	(3.9)	—	(3.9)
Net income attributable to PFG	$288.9	$316.6	$334.9	$(651.5)	$288.9

Net income	$288.9	$316.6	$331.0	$(651.5)	$285.0
Other comprehensive loss	(1,543.4)	(1,557.8)	(1,678.7)	3,133.6	(1,646.3)
Comprehensive loss	$(1,254.5)	$(1,241.2)	$(1,347.7)	$2,482.1	$(1,361.3)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months ended March 31, 2020

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and other		Financial
	Group, Inc.	Services, Inc.	subsidiaries		Group, Inc.
	parent only	only	combined (1)	Eliminations	consolidated
	(in millions)
Operating activities
Net cash provided by operating activities	$20.9	$40.1	$1,461.2	$66.9	$1,589.1
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(63.2)	—	(3,126.9)	—	(3,190.1)
Sales	—	—	582.4	—	582.4
Maturities	43.2	—	1,940.9	—	1,984.1
Mortgage loans acquired or originated	—	—	(827.3)	—	(827.3)
Mortgage loans sold or repaid	—	—	581.6	—	581.6
Real estate acquired	—	—	(39.6)	—	(39.6)
Net purchases of property and equipment	—	(0.6)	(17.4)	—	(18.0)
Dividends and returns of capital received from unconsolidated entities	433.9	453.7	—	(887.6)	—
Net change in other investments	—	12.7	(15.4)	16.9	14.2
Net cash provided by (used in) investing activities	413.9	465.8	(921.7)	(870.7)	(912.7)
Financing activities
Issuance of common stock	9.0	—	—	—	9.0
Acquisition of treasury stock	(231.8)	—	—	—	(231.8)
Payments for financing element derivatives	—	—	(7.1)	—	(7.1)
Purchase of subsidiary shares from noncontrolling interest	—	—	(0.9)	—	(0.9)
Dividends to common stockholders	(153.6)	—	—	—	(153.6)
Issuance of long-term debt	—	2.3	—	(2.3)	—
Principal repayments of long-term debt	—	(9.1)	(64.5)	9.1	(64.5)
Net proceeds from short-term borrowings	—	—	24.6	—	24.6
Dividends and capital paid to parent	—	(433.9)	(453.7)	887.6	—
Investment contract deposits	—	—	2,725.7	—	2,725.7
Investment contract withdrawals	—	—	(2,255.6)	—	(2,255.6)
Net increase in banking operation deposits	—	—	244.5	—	244.5
Other	—	—	0.1	—	0.1
Net cash provided by (used in) financing activities	(376.4)	(440.7)	213.1	894.4	290.4
Net increase in cash and cash equivalents	58.4	65.2	752.6	90.6	966.8
Cash and cash equivalents at beginning of period	394.9	598.4	2,656.2	(1,133.6)	2,515.9
Cash and cash equivalents at end of period	$453.3	$663.6	$3,408.8	$(1,043.0)	$3,482.7

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
March 31, 2020
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the three months March 31, 2019

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of March 31, 2020, compared with December 31, 2019, and our consolidated results of operations for the three months ended March 31, 2020 and 2019, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2019, filed with the SEC and the unaudited condensed consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (1) adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, as well as our access to capital and cost of capital; (2) conditions in the global capital markets and the economy generally may materially and adversely affect our business and results of operations; (3) volatility or declines in the equity, bond or real estate markets could reduce our AUM and may result in investors withdrawing from the markets or decreasing their rates of investment, all of which could reduce our revenues and net income; (4) changes in interest rates or credit spreads or a sustained low interest rate environment may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period to period; (5) the elimination of the London Inter-Bank Offered Rate ("LIBOR") may affect the value of certain derivatives and floating rate securities we hold or have issued and the profitability of certain real estate lending activity or businesses; (6) our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM and net income; (7) our valuation of investments and the determinations of the amount of allowances and impairments taken on our investments may include methodologies, estimations and assumptions which are subject to differing interpretations and, if changed, could materially adversely affect our results of operations or financial condition; (8) any impairments of or valuation allowances against our deferred tax assets could adversely affect our results of operations and financial condition; (9) we may face losses on our insurance and annuity products if our actual experience differs significantly from our pricing and reserving assumptions; (10) the pattern of amortizing our DAC asset and other actuarial balances on our universal life-type insurance contracts, participating life insurance policies and certain investment contracts may change, impacting both the level of our DAC asset and other actuarial balances and the timing of our net income; (11) changes in laws or regulations may reduce our profitability or impact how we do business; (12) we may not be able to protect our intellectual property and may be subject to infringement claims; (13) our ability to pay stockholder dividends and meet our obligations may be constrained by the limitations on dividends Iowa insurance laws impose on Principal Life; (14) changes in accounting standards may adversely affect our reported results of operations and financial condition; (15) litigation and regulatory investigations may affect our financial strength or reduce our profitability; (16) from time to time we may become subject to tax audits, tax litigation or similar proceedings, and as a result we may owe additional taxes, interest and penalties in amounts that may be material; (17) applicable laws and our certificate of incorporation and by-laws may discourage takeovers and business combinations that some stockholders might consider in their best interests; (18) competition, including from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance, may impair our ability to retain existing customers, attract new customers and maintain our profitability; (19) technological and societal changes may disrupt our business model and impair our ability to retain existing customers, attract new customers and maintain our profitability; (20) damage to our reputation may adversely affect our revenues and profitability; (21) a downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales, terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition; (22) client terminations or withdrawals or changes in investor preferences may lead to a reduction in revenues for our asset management and accumulation businesses; (23) guarantees within certain of our products that protect policyholders may decrease our net income or increase the volatility of our results of operations or financial position under U.S. GAAP if our hedging or risk management strategies prove ineffective or insufficient; (24) if we are unable to attract and retain qualified employees and sales representatives and develop new distribution sources, our results of operations, financial condition and sales of our products may be adversely impacted; (25) an interruption in telecommunication, information technology, or other systems, or a failure to maintain the confidentiality, integrity, or availability of data residing on such systems, could disrupt our business, damage our reputation and adversely impact our profitability; (26) our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses; (27) we face risks arising from our participation in joint ventures; (28) we may need to fund deficiencies in our Closed Block assets; (29) a pandemic, terrorist attack, military action or other catastrophic event could adversely affect our operations, net income or financial condition; (30) our reinsurers could default on their obligations or increase their rates, which could adversely impact our net income and financial condition; (31) we face risks related to our acquisition of Wells Fargo Bank, N.A.’s IRT business; (32) we face risks arising from future acquisitions of businesses; (33) loss of key vendor relationships or failure of a vendor to protect information of our customers or employees could adversely affect our business or result in losses; (34) our enterprise risk management framework may not be fully effective in identifying or mitigating all of the risks to which we are exposed and (35) our financial results may be adversely impacted by global climate changes. In addition, the ongoing COVID-19 pandemic and the resulting financial market impacts could adversely affect our business, results of operations, financial condition and liquidity.

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

Economic Factors and Trends

The significant declines in the equity markets in 2020 led to decreases in account values in our Retirement and Income Solutions segment and AUM managed by our Principal Global Investors segment. Since account values and AUM are the base by which these businesses generate revenues, the declines in account values and AUM may put pressure on our revenues in future quarters.

In our Principal International segment, local currency AUM is a key indicator of earnings growth. Local currency AUM declined for the Principal International segment due to global market volatility. The financial results for the Principal International segment were also negatively impacted by foreign currency fluctuations and the unfavorable relative market performance on our required regulatory investments.

In our U.S. Insurance Solutions segment, premium and fee growth is a key indicator of earnings growth. Rising unemployment as a result of state mandated temporary business closures may impact new sales in our businesses and reduce in-group growth in our Specialty Benefits insurance business. Much of this impact may be offset by lower dental and vision claims as a result of those temporary business closures.

See Part II, Item 1A, “Risk Factors,” for information on risks associated with the COVID-19 pandemic and the resulting financial market impacts.

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

Other Factors Affecting Comparability of Results of Operations

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items. The most significant impact occurs within our Principal International segment where pre-tax operating earnings were negatively impacted $14.6 million for the three months ended March 31, 2020, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. This impact was calculated by comparing (a) the difference between current year results and prior year results to (b) the difference between current year results and prior year results translated using current year exchange rates for both periods. We use this approach to calculate the impact of exchange rates on all revenue and expense line items. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

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

Recent Accounting Changes

For recent accounting changes, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies” under the caption, “Recent Accounting Pronouncements.”

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended March 31,
			Increase
	2020	2019	(decrease)
	(in millions)
Revenues:
Premiums and other considerations	$2,291.0	$1,724.9	$566.1
Fees and other revenues	1,145.3	973.5	171.8
Net investment income	983.6	961.0	22.6
Net realized capital gains	131.4	84.5	46.9
Total revenues	4,551.3	3,743.9	807.4
Expenses:
Benefits, claims and settlement expenses	2,858.7	2,195.1	663.6
Dividends to policyholders	28.9	30.1	(1.2)
Operating expenses	1,335.5	992.7	342.8
Total expenses	4,223.1	3,217.9	1,005.2
Income before income taxes	328.2	526.0	(197.8)
Income taxes	43.2	73.9	(30.7)
Net income	285.0	452.1	(167.1)
Net income (loss) attributable to noncontrolling interest	(3.9)	22.2	(26.1)
Net income attributable to Principal Financial Group, Inc.	$288.9	$429.9	$(141.0)

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Net Income Attributable to Principal Financial Group, Inc.

Net income attributable to Principal Financial Group, Inc. decreased primarily due to an increase in DAC amortization stemming from unfavorable equity markets in 2020 compared to favorable in 2019.

Total Revenues

Premiums increased $564.3 million for the Retirement and Income Solutions segment primarily due to higher sales of single premium group annuities with life contingencies. The single premium group annuity product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore premiums tend to vary from period to period.

Fees and other revenues increased $104.1 million for the Retirement and Income Solutions segment primarily due to the Acquired Business. In addition, fees and other revenues increased for the Principal Global Investors segment primarily due to $28.3 million higher management fee revenue as a result of increased average AUM and a $17.4 million increase in performance fee revenue primarily in our real estate business.

Net investment income increased $63.6 million due to higher average invested assets in our U.S. operations and $35.8 million due to higher inflation-based investment returns on average invested assets and cash in our Latin America business. These increases were partially offset by a $57.7 million decrease due to unfavorable relative market performance on our required regulatory investment and a $16.4 million decrease due to foreign currency headwinds. For additional information, see “Investments — Investment Results — Net Investment Income.”

Net realized capital gains (losses) can be volatile due to credit losses from invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. Net realized capital gains increased primarily due to a $290.1 million increase in gains on derivatives not designated as hedging instruments. This increase was partially offset by decreases of $144.5 million from sponsored investment funds and $84.7 million from equity securities that had losses in 2020 versus gains in 2019. Additionally, commercial mortgage loan losses increased $12.9 million. For additional information, see “Investments — Investment Results — Net Realized Capital Gains (Losses).”

Total Expenses

Benefits, claims and settlement expenses increased $637.8 million for the Retirement and Income Solutions segment primarily due to an increase in reserves, stemming from higher sales of single premium group annuities with life contingencies.

Operating expenses increased for the Retirement and Income Solutions segment primarily due to a $173.0 million increase in DAC amortization stemming from unfavorable equity markets in 2020 compared to favorable in 2019 and a $105.7 million increase related to the Acquired Business. Operating expenses increased for the U.S. Insurance Solutions segment due to a $10.7 million increase resulting from growth in our Specialty Benefits insurance business and a $33.9 million increase due to higher DAC amortization in our Individual Life insurance business stemming from lower interest rates and unfavorable equity markets in 2020 compared to favorable in 2019.

Income Taxes

The effective income tax rates were 13% and 14% for the three months ended March 31, 2020 and 2019, respectively. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 6, Income Taxes.”

Results of Operations by Segment

For results of operations by segment see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 11, Segment Information.”

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

The following table presents the Retirement and Income Solutions net revenue for the periods indicated:

	For the three months ended
	March 31,
			Increase
	2020	2019	(decrease)
	(in millions)
Retirement and Income Solutions – Fee	$486.1	$379.7	$106.4
Retirement and Income Solutions – Spread	166.9	169.2	(2.3)
Total Retirement and Income Solutions	$653.0	$548.9	$104.1

The following table presents certain summary financial data relating to the Retirement and Income Solutions segment for the periods indicated:

	For the three months ended
	March 31,
			Increase
	2020	2019	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$1,522.9	$958.6	$564.3
Fees and other revenues	442.1	338.0	104.1
Net investment income	640.7	595.3	45.4
Total operating revenues	2,605.7	1,891.9	713.8
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	1,952.7	1,343.0	609.7
Operating expenses	447.9	308.3	139.6
Total expenses	2,400.6	1,651.3	749.3
Pre-tax operating earnings	$205.1	$240.6	$(35.5)

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased in our Fee business primarily due to a $39.3 million increase in DAC amortization due to unfavorable equity markets in 2020 compared to favorable in 2019.

Net Revenue

Net revenue increased in our Fee business primarily due to a $96.1 million increase related to the Acquired Business.

Operating Expenses

Operating expenses increased in our Fee business due to a $105.7 million increase related to the Acquired Business and a $39.3 million increase in DAC amortization due to unfavorable equity markets in 2020 compared to favorable in 2019.

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

The following table presents the AUM rollforward for assets managed by Principal Global Investors for the periods indicated:

	For the three months ended March 31,
	2020	2019
	(in billions)
AUM, beginning of period	$458.6	$393.5
Net cash flow	(0.3)	0.5
Investment performance	(51.4)	28.2
Other	(1.4)	0.9
AUM, end of period	$405.5	$423.1

The following table presents certain summary financial data relating to the Principal Global Investors segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2020	2019	(decrease)
	(in millions)
Operating revenues:
Fees and other revenues	$388.4	$336.6	$51.8
Net investment income	2.4	2.4	—
Total operating revenues	390.8	339.0	51.8
Expenses:
Total expenses	277.5	237.0	40.5

Pre-tax operating earnings attributable to noncontrolling interest	1.6	1.3	0.3
Pre-tax operating earnings	$111.7	$100.7	$11.0

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Pre-Tax Operating Earnings

Pre-tax operating earnings increased primarily due to $28.3 million higher management fee revenue as a result of increased average AUM and a $17.4 million increase in performance fee revenue primarily in our real estate business. This was partially offset in expense by an $18.4 million increase in variable compensation expenses and an $11.6 million increase in professional fees primarily related to a one-time favorable legal settlement in 2019.

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

The following table presents the Principal International segment AUM rollforward for the periods indicated:

	For the three months ended March 31,
	2020	2019
	(in billions)

AUM, beginning of period	$169.7	$155.5
Net cash flow	0.3	0.8
Investment performance	(8.9)	5.5
Effect of exchange rates	(26.4)	1.0
Other (1)	(0.2)	(1.4)
AUM, end of period	$134.5	$161.4

(1)	Primarily reflects the January 2019 movement of Claritas, our investment management company in Brazil, from the Principal International segment to the Principal Global Investors segment.

Net revenue is a key metric used to understand the earnings growth for the Principal International segment. The following table presents the net revenue of the Principal International segment for the periods indicated.

	For the three months ended March 31,
			Increase
	2020	2019	(decrease)
	(in millions)

Net revenue	$134.1	$214.2	$(80.1)

The following table presents certain summary financial data relating to the Principal International segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2020	2019	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$85.0	$117.5	$(32.5)
Fees and other revenues	110.8	116.6	(5.8)
Net investment income	104.7	146.4	(41.7)
Total operating revenues	300.5	380.5	(80.0)
Expenses:
Benefits, claims and settlement expenses	166.4	166.3	0.1
Operating expenses	103.4	102.0	1.4
Total expenses	269.8	268.3	1.5

Pre-tax operating earnings (losses) attributable to noncontrolling interest	(0.1)	1.1	(1.2)
Pre-tax operating earnings	$30.8	$111.1	$(80.3)

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased in Latin America $75.4 million primarily due to $56.7 million unfavorable relative market performance on our required regulatory investments relative to the year earlier period and $14.2 million of foreign currency headwinds.

Net Revenue

Net revenue decreased in Latin America $75.9 million primarily due to $57.7 million unfavorable relative market performance on our required regulatory investments relative to the year earlier period and $21.6 million of foreign currency headwinds.

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

In our Specialty Benefits insurance business, premium and fees growth is a result of retention, sales and in-group growth. In our Individual Life insurance business, premium and fees growth is driven by recurring premiums and sales with a focus on maintaining a balanced product portfolio.

The following table presents the U.S. Insurance Solutions segment premium and fees for the periods indicated:

	For the three months ended March 31,
			Increase
	2020	2019	(decrease)
	(in millions)
Premium and fees:
Specialty Benefits insurance	$597.1	$564.5	$32.6
Individual Life insurance	317.5	297.1	20.4

The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2020	2019	(decrease)
	(in millions)
Operating revenues:
Premiums and other considerations	$683.1	$648.8	$34.3
Fees and other revenues	231.5	212.8	18.7
Net investment income	208.7	206.5	2.2
Total operating revenues	1,123.3	1,068.1	55.2
Expenses:
Benefits, claims and settlement expenses	668.0	653.6	14.4
Dividends to policyholders	28.9	30.0	(1.1)
Operating expenses	296.9	273.8	23.1
Total expenses	993.8	957.4	36.4

Pre-tax operating earnings	$129.5	$110.7	$18.8

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Pre-Tax Operating Earnings

Pre-tax operating earnings increased $28.7 million in our Specialty Benefits insurance business primarily due to lower claims, largely due to COVID-19 related office closures for dental and vision service providers. Pre-tax operating earnings decreased $9.9 million in our Individual Life insurance business primarily due to higher claims.

Revenues

Premiums and fees increased primarily due to growth in the business.

Total Expenses

Benefits, claims and settlement expenses decreased in our Specialty Benefits insurance business due to $23.0 million in lower claims, largely due to COVID-19 related office closures for dental and vision service providers. Higher claims of $20.6 million from growth in the business offset most of the decrease in claims. Benefits, claims and settlement expenses in our Individual Life insurance business increased $16.8 million primarily due to higher claims.

Operating expenses increased $10.9 million in our Specialty Benefits insurance business primarily due to growth in the business. Operating expenses increased $12.2 million in our Individual Life insurance business largely due to higher DAC amortization stemming from unfavorable equity markets in 2020 compared to favorable in 2019.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2020	2019	(decrease)
	(in millions)
Operating revenues:
Total operating revenues	$9.3	$1.2	$8.1
Expenses:
Total expenses	82.0	85.8	(3.8)

Pre-tax operating earnings (losses) attributable to noncontrolling interest	18.4	(0.2)	18.6
Pre-tax operating losses	$(91.1)	$(84.4)	$(6.7)

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Pre-Tax Operating Losses

Pre-tax operating losses increased primarily due to a $4.1 million increase in our retail broker-dealer operations primarily related to a change in expense allocation and a $1.9 million increase in interest expenses on debt.

Liquidity and Capital Resources

Liquidity and capital resources represent the overall strength of a company and its ability to generate strong cash flows, borrow funds at a competitive rate and raise new capital to meet operating and growth needs. We are in a strong capital and liquidity position as we face the uncertain, volatile and potentially material adverse economic disruptions to our business brought on by the COVID-19 pandemic. We are monitoring our liquidity closely and feel confident in our ability to meet all long-term obligations to customers, policyholders and debt holders. Our sources of strength include our laddered long-term debt maturities with the next maturity not until 2022, access to revolving credit facility and contingent funding arrangements, a strong risk-based capital position and our available cash and liquid assets. The combination of these financial levers will enable us to manage through this period of economic volatility. Our legal entity structure has an impact on our ability to meet cash flow needs as an organization. Following is a simplified organizational structure.

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

We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised at inopportune times. For example, as of March 31, 2020, approximately $9.4 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain surrender charges and other provisions limiting early surrenders.

The following table summarizes the withdrawal characteristics of our domestic general account investment contracts as of March 31, 2020.

	Contractholder funds	Percentage
	(in millions)
Not subject to discretionary withdrawal	$10,549.3	30.9%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	10,337.4	30.2
Market value adjustments	8,005.5	23.4
Subject to discretionary withdrawal without adjustments	5,306.6	15.5
Total domestic investment contracts	$34,198.8	100.0%

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

We had the following short-term credit facilities with various financial institutions as of March 31, 2020:

	Financing			Amount
Obligor/Applicant	structure	Maturity	Capacity	outstanding (3)
			(in millions)
PFG, Principal Financial Services, Inc., and Principal Life as co-borrowers (1)	Credit facility	November 2023	$600.0	$—
PFG, Principal Financial Services, Inc., Principal Life and Principal Financial Services V (UK) LTD as co-borrowers (1)	Credit facility	November 2023	200.0	0.1
Principal International Chile (2)	Unsecured lines of credit		122.5	105.5
Principal Life	Unsecured line of credit	September 2020	60.0	—
Total			$982.5	$105.6

(1)	The credit facility is supported by eighteen banks.
(2)	The unsecured lines of credit can be used for repurchase agreements or other borrowings. Each line has a maturity of less than one year.
(3)	The amount outstanding is reported in short-term debt on the consolidated statements of financial position.

The revolving credit facilities are committed and available for general corporate purposes. These credit facilities also provide 100% back-stop support for our commercial paper program, of which we had no outstanding balances as of March 31, 2020 and December 31, 2019. Most of the banks supporting the credit facilities have other relationships with us. Due to the financial strength and the strong relationships we have with these providers, we are comfortable we have very low risk the financial institutions would be unable or unwilling to fund these facilities.

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

Total stockholder dividends paid by Principal Life to its parent for the three months ended March 31, 2020, were $400.0 million, all of which was extraordinary and approved by the Commissioner. As of March 31, 2020, we had $1,741.3 million of cash and liquid assets held in our holding companies and other subsidiaries, which is available for corporate purposes. This includes assets in excess of targeted statutory capital ratios and immediate working capital needs.

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

Net cash provided by operating activities was $1,589.1 million and $1,176.4 million for the three months ended March 31, 2020 and 2019, respectively. Our insurance business typically generates positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The increase in cash provided by operating activities in 2020 compared to 2019 was primarily the result of fluctuations in receivables and payables associated with the timing of settlements and the sale of a merchant build real estate property.

Net cash used in investing activities was $912.7 million and $1,491.1 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in cash used in investing activities was primarily due to decreased net cash used in investing activities within our fixed maturities available-for-sale and equity securities with intent to hold portfolios and decreased net contributions to sponsored investment funds in the current year.

Net cash provided by financing activities was $290.4 million for the three months ended March 31, 2020, compared to net cash used in financing activities of $403.1 million for the three months ended March 31, 2019. The increase in cash provided by financing activities was the result of increased investment contract deposits, net of withdrawals, in 2020 as compared to 2019. Additionally, the increase was assisted by a net increase in banking operation deposits.

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

Short-Term Debt. The components of short-term debt were as follows:

	March 31, 2020	December 31, 2019
	(in millions)
Revolving line of credit	$0.1	$—
Other recourse short-term debt	105.5	93.4
Total short-term debt	$105.6	$93.4

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

Stockholders’ Equity. The following table summarizes our dividends to stockholders and repurchase of common stock.

	For the three months ended	For the year ended
	March 31, 2020	December 31, 2019
	(in millions)
Dividends to stockholders	$153.6	$606.0
Repurchase of common stock	231.8	281.0
Total cash returned to common stockholders	$385.4	$887.0

For additional stockholders’ equity information, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 9, Stockholders’ Equity.”

Capitalization

The following table summarizes our capital structure:

	March 31, 2020	December 31, 2019
	($ in millions)
Debt:
Short-term debt	$105.6	$93.4
Long-term debt	3,670.1	3,734.1
Total debt	3,775.7	3,827.5

Total stockholders’ equity attributable to PFG	12,907.5	14,618.0
Total capitalization	$16,683.2	$18,445.5
Debt to equity	29%	26%
Debt to capitalization	23%	21%

Contractual Obligations and Contractual Commitments

As of March 31, 2020, no significant changes to contractual obligations and contractual commitments have occurred since December 31, 2019.

Off-Balance Sheet Arrangements

Variable Interest Entities. We have relationships with various types of special purpose entities and other entities where we have a variable interest as described in Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 2, Variable Interest Entities.” We have made commitments to fund certain limited partnerships, some of which are classified as unconsolidated variable interest entities.

Guarantees and Indemnifications. As of March 31, 2020, no significant changes to guarantees and indemnifications have occurred since December 31, 2019. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 8, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

Financial Strength and Credit Ratings

Our ratings are influenced by the relative ratings of our peers/competitors as well as many other factors including our operating and financial performance, capital levels, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage and other factors.

In recent months, each of A.M. Best, Fitch and Moody's has revised its outlook for the U.S. life insurance industry to ‘negative’ from ‘stable’. The revisions were due to increased concerns over COVID-19 and the related financial impacts. S&P continues to maintain a ‘stable’ industry outlook.

In April 2020, S&P affirmed the financial strength rating of Principal Life and Principal National Life Insurance Company (“PNLIC”) at ‘A+’. S&P also affirmed the senior unsecured debt of PFG and Principal Financial Services, Inc. at ‘A-’. The outlook on all ratings changed from ‘stable’ to ‘negative’. The ratings outlook reflects weaker earnings potential and capital adequacy as a result of the global recession.

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

	A.M. Best	Fitch	S&P	Moody’s
Principal Financial Group
Senior Unsecured Debt (1)	a	A-	A-	Baa2
Junior Subordinated Debt (2)	a-		BBB+	Baa3
Long-Term Issuer Default Rating		A
Principal Financial Services
Senior Unsecured Debt	a		A-	Baa1
Long-Term Issuer Default Rating		A
Principal Life Insurance Company
Insurer Financial Strength	A+	AA-	A+	A1
Issuer Credit Rating	aa
Commercial Paper	AMB‑1+		A‑1+	P‑1
Enterprise Risk Management Rating			Strong
Principal National Life Insurance Company
Insurer Financial Strength	A+	AA-	A+	A1

(1)	Principal Financial Group’s senior debt issuance has been rated “Baa1” by Moody’s.
(2)	Principal Financial Group’s junior subordinated debt issuance has been rated “BBB” by S&P and “Baa2” by Moody’s.

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The fair value hierarchy gives the highest priority (Level 1) to unadjusted quoted prices in active markets for identical assets or liabilities and gives the lowest priority (Level 3) to unobservable inputs. The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety considering factors specific to the asset or liability. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 10, Fair Value Measurements” for further details, including a reconciliation of changes in Level 3 fair value measurements.

As of March 31, 2020, 37% of our net assets (liabilities) were Level 1, 59% were Level 2 and 4% were Level 3. Excluding separate account assets as of March 31, 2020, 3% of our net assets (liabilities) were Level 1, 97% were Level 2 and 0% were Level 3.

As of December 31, 2019, 41% of our net assets (liabilities) were Level 1, 55% were Level 2 and 4% were Level 3. Excluding separate account assets as of December 31, 2019, 3% of our net assets (liabilities) were Level 1, 97% were Level 2 and 0% were Level 3.

Changes in Level 3 Fair Value Measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2020, were $8,792.9 million as compared to $9,191.0 million as of December 31, 2019. The decrease was primarily related to investment and universal life contract embedded derivative losses largely due to market impacts and net sales in our separate account assets, partially offset by gains in our separate account assets.

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2019, were $8,835.4 million as compared to $8,729.4 million as of December 31, 2018. The increase was primarily related to gains, partially offset by net sales in our separate account assets.

Investments

We had total consolidated assets as of March 31, 2020, of $246,903.9 million, of which $94,775.3 million were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk; therefore, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of March 31, 2020, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans.

	March 31, 2020		December 31, 2019
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$45,426.6	48%	$46,432.9	48%
Private	23,877.2	25	24,349.2	24
Equity securities	1,664.1	2	1,879.4	2
Mortgage loans:
Commercial	15,104.9	16	14,992.7	16
Residential	1,541.0	1	1,494.2	2
Real estate held for sale	88.6	—	169.8	—
Real estate held for investment	1,568.9	2	1,545.0	2
Policy loans	797.0	1	798.0	1
Other investments	4,707.0	5	4,690.2	5
Total invested assets	94,775.3	100%	96,351.4	100%
Cash and cash equivalents	3,482.7		2,515.9
Total invested assets and cash	$98,258.0		$98,867.3

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

	For the three months ended March 31,
	2020		2019		Increase (decrease)
	Yield	Amount	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturities	4.1%	$685.5	4.2%	$635.0	(0.1)%	$50.5
Equity securities	(5.1)	(22.7)	9.8	45.6	(14.9)	(68.3)
Mortgage loans - commercial	4.3	163.6	4.2	149.4	0.1	14.2
Mortgage loans - residential	5.8	22.2	4.4	14.9	1.4	7.3
Real estate	17.7	74.6	6.4	27.9	11.3	46.7
Policy loans	5.3	10.6	5.5	11.0	(0.2)	(0.4)
Cash and cash equivalents	1.3	10.1	2.5	16.2	(1.2)	(6.1)
Other investments	5.9	69.4	7.9	89.6	(2.0)	(20.2)
Total	4.3	1,013.3	4.5	989.6	(0.2)	23.7
Investment expenses	(0.1)	(29.7)	(0.1)	(28.6)	—	(1.1)
Net investment income	4.2%	$983.6	4.4%	$961.0	(0.2)%	$22.6

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Net investment income from fixed maturities increased primarily due to higher average invested assets in our U.S. operations.

Net investment income from equity securities decreased primarily due to unfavorable relative market performance on our required regulatory investments in our Latin America business.

Net investment income from real estate increased primarily due to the sale of certain value-add real estate in the first quarter of 2020.

Net investment income from other investments decreased primarily due to lower variable investment income associated with other alternative investments and derivatives in fair value hedges. The derivative decrease partially offsets the increase in net investment income from fixed maturities for the associated hedged items.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains (losses) for the periods indicated.

	For the three months ended March 31,
			Increase
	2020	2019	(decrease)
	(in millions)
Fixed maturities, available-for-sale – credit losses, including credit sales (1)	$(9.6)	$(6.8)	$(2.8)
Commercial mortgage loans – credit losses	(13.4)	(0.5)	(12.9)
Other ̶ credit losses	(2.3)	0.8	(3.1)
Fixed maturities, available-for-sale and trading – noncredit	15.4	10.7	4.7
Derivatives and related hedge activities (2)	303.9	13.8	290.1
Other gains (losses)	(162.6)	66.5	(229.1)
Net realized capital gains	$131.4	$84.5	$46.9

(1)	Upon adoption of authoritative guidance effective January 1, 2020, credit losses include credit sales, adjustments to the credit loss valuation allowance, write-offs and recoveries on available-for-sale securities. Prior to 2020, credit losses included credit sales, net other-than-temporary impairment losses and recoveries on available-for-sale securities and other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from OCI.
(2)	Includes fixed maturities, trading net gains (losses) of $(11.2) million and $4.5 million for the three months ended March 31, 2020 and 2019, respectively, which are a component of the GMWB embedded derivative hedging program net realized capital gains (losses) reflected in this line.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Net realized losses on commercial mortgage loans – credit increased due to the outbreak of COVID-19 adversely impacting global economic activity and contributing to significant volatility in financial markets. As a result, certain current and forecasted environmental factors management believes to be relevant were adjusted, resulting in an increase in the valuation allowance for commercial mortgage loans.

Net realized gains on derivatives and related hedge activities increased due to gains in 2020 versus losses in 2019 on the GMWB embedded derivatives, including changes in the spread reflecting our own creditworthiness, and related hedging instruments and increased gains on interest rate swaps not designated as hedging instruments due to changes in interest rates. These changes were partially offset by losses in 2020 versus gains in 2019 on currency derivatives and the Hong Kong embedded derivative due to changes in exchange rates and interest rates, respectively.

Other investments had losses in 2020 versus gains in 2019 due primarily to decreases from sponsored investment funds and equity securities related primarily to mark-to-market changes.

U.S. Investment Operations

Of our invested assets, $88,010.6 million were held by our U.S. operations as of March 31, 2020. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing investment policies and monitoring risk limits and tolerances. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect customers’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

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

We purchase credit default swaps to hedge certain credit exposures in our investment portfolio. We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $85.0 million and $75.0 million as of March 31, 2020 and December 31, 2019, respectively. We sell credit default swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 4, Derivative Financial Instruments” under the caption, “Credit Derivatives Sold.”

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

We manage our exposure on a net basis, whereby we net positive and negative exposures for each counterparty with agreements in place. For further information on derivative exposure, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 3, Investments” under the caption, “Balance Sheet Offsetting.”

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

	Weighted average loan-to-value ratio		Debt service coverage ratio
	March 31, 2020	December 31, 2019	March 31, 2020		December 31, 2019

New mortgages	49%	51%	2.6	X	2.4	X
Entire mortgage portfolio	46%	45%	2.6	X	2.6	X

We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, were $ 3,174.9 million and 3.7%, respectively, as of March 31, 2020, and $3,135.5 million and 3.7%, respectively, as of December 31, 2019. In addition, the amortized cost and weighted average yield of RMBS, residential collateralized mortgage obligations, and asset-backed securities – home equity with material prepayment risk were $7,414.4 million and 3.0%, respectively, as of March 31, 2020, and $7,318.7 million and 3.1%, respectively, as of December 31, 2019.

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

	March 31, 2020		December 31, 2019
	Carrying amount	% of total	Carrying amount	% of total
	($ in millions)
Fixed maturities:
Public	$42,197.9	48%	$42,677.4	48%
Private	23,837.1	27	24,292.7	27
Equity securities	449.1	—	480.7	1
Mortgage loans:
Commercial	14,829.6	17	14,693.2	17
Residential	1,165.0	1	1,086.4	1
Real estate held for sale	87.9	—	169.0	—
Real estate held for investment	1,568.5	2	1,544.5	2
Policy loans	778.9	1	777.7	1
Other investments	3,096.6	4	2,841.7	3
Total invested assets	88,010.6	100%	88,563.3	100%
Cash and cash equivalents	3,267.0		2,312.1
Total invested assets and cash	$91,277.6		$90,875.4

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities. Included in the privately placed category as of March 31, 2020 and December 31, 2019, were $17.4 billion and $17.7 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

Fixed maturities were diversified by category of issuer, as shown in the following table for the periods indicated.

	March 31, 2020		December 31, 2019
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total
	($ in millions)

U.S. government and agencies	$1,705.9	3%	$1,699.9	3%
States and political subdivisions	7,753.5	12	7,479.4	11
Non-U.S. governments	828.1	1	855.5	1
Corporate - public	21,375.2	32	21,845.9	33
Corporate - private	15,250.2	23	15,539.7	23
Residential mortgage-backed pass-through securities	3,464.7	5	3,259.1	5
Commercial mortgage-backed securities	4,490.4	7	4,844.9	7
Residential collateralized mortgage obligations	3,978.8	6	3,961.0	6
Asset-backed securities	7,188.2	11	7,484.7	11
Total fixed maturities	$66,035.0	100%	$66,970.1	100%

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 18% of total fixed maturities as of both March 31, 2020, and December 31, 2019. It is comprised of corporate and foreign government fixed maturities. The following table presents the carrying amount of our international exposure for our U.S. operation’s fixed maturities portfolio for the periods indicated.

	March 31, 2020	December 31, 2019
	(in millions)
European Union, excluding UK	$3,059.6	$3,185.7
United Kingdom	2,357.5	2,535.1
Australia/New Zealand	1,680.0	1,646.8
Asia-Pacific	1,631.4	1,656.3
Latin America	1,202.7	1,317.6
Europe, non-European Union	840.1	865.5
Middle East and Africa	666.2	687.9
Other (1)	317.7	348.4
Total	$11,755.2	$12,243.3

(1)	Includes exposure from two countries and various supranational organizations as of both March 31, 2020, and December 31, 2019.

International fixed maturities exposure is determined by the country of domicile of the parent entity of an individual asset. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of March 31, 2020 and December 31, 2019, our investments in Canada totaled $1,953.3 million and $2,111.9 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The following table presents our top ten exposures as of March 31, 2020.

Amortized cost
(in millions)
Berkshire Hathaway Inc.	$278.6
Sempra Energy	219.5
People's Republic of China (1)	217.9
JPMorgan Chase & Co.	213.1
Wells Fargo & Company	212.4
Comcast Corporation	209.9
Microsoft Corporation	209.7
The Walt Disney Company	208.1
Duke Energy Corporation	207.9
American Airlines Group Inc.	192.4
Total top ten exposures	$2,169.5

(1)	Primarily includes exposure to state-owned entities operating in the energy, electric and chemical sectors.

Fixed Maturities Valuation and Credit Quality. Valuation techniques for the fixed maturities portfolio vary by security type and the availability of market data. The use of different pricing techniques and their assumptions could produce different financial results. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 10, Fair Value Measurements” for further details regarding our pricing methodology. Once prices are determined, they are reviewed by pricing analysts for reasonableness based on asset class and observable market data. Investment analysts who are familiar with specific securities review prices for reasonableness through direct interaction with external sources, review of recent trade activity or use of internal models. All fixed maturities placed on the “watch list” are periodically analyzed by investment analysts. These analysts periodically meet with the Chief Investment Officer and the Portfolio Managers to determine reasonableness of the analysts’ prices. The valuation of bonds for which a credit loss exists and there is no quoted price is typically based on relative value analysis and the present value of the future cash flows expected to be received. Although we believe these values reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other market factors involve qualitative and unobservable inputs.

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

	March 31, 2020			December 31, 2019
			Percent of			Percent of
	Amortized	Carrying	carrying	Amortized	Carrying	carrying
NAIC designation	cost	amount	amount	cost	amount	amount
	($ in millions)

1	$44,069.4	$45,907.7	70%	$43,619.2	$46,300.5	69%
2	17,520.0	17,668.0	27	16,658.4	18,079.2	27
3	2,379.2	2,168.4	3	2,211.6	2,310.5	3
4	277.7	249.8	—	230.0	227.6	1
5	44.4	35.5	—	51.7	46.1	—
6	6.2	5.6	—	6.3	6.2	—
Total fixed maturities	$64,296.9	$66,035.0	100%	$62,777.2	$66,970.1	100%

Fixed maturities included 35 securities with an amortized cost of $408.4 million, gross gains of $1.7 million, gross losses of $24.4 million and a carrying amount of $385.7 million as of March 31, 2020, that were still pending a review and assignment of a designation by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, we will always have securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent designation is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities. As of March 31, 2020, based on amortized cost, 98% of our CMBS portfolio had an NAIC designation of 1.

The following table presents our exposure by credit quality based on NAIC designations for our CMBS portfolio as of the periods indicated.

	March 31, 2020		December 31, 2019
	Amortized	Carrying	Amortized	Carrying
NAIC designation	cost	amount	cost	amount
	(in millions)

1	$4,708.2	$4,429.5	$4,664.5	$4,769.9
2	51.5	39.8	50.3	49.8
3	14.3	12.1	16.6	16.8
4	—	—	—	—
5	10.2	7.7	9.2	7.0
6	1.4	1.3	1.5	1.4
Total (1)	$4,785.6	$4,490.4	$4,742.1	$4,844.9

(1)	The CMBS portfolio included agency CMBS with a $278.8 million amortized cost and a $286.4 million carrying amount as of March 31, 2020, and a $302.1 million amortized cost and a $303.1 million carrying amount as of December 31, 2019.

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

	March 31, 2020	December 31, 2019
	($ in millions)

Total fixed maturities (public and private)	$66,035.0	$66,970.1
Problem fixed maturities (1)	$15.9	$14.6
Potential problem fixed maturities	56.1	43.6
Total problem, potential problem and restructured fixed maturities	$72.0	$58.2
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	0.11%	0.09%

(1)	Upon adoption of authoritative guidance effective January 1, 2020, the problem fixed maturities carrying amount is net of the credit loss valuation allowance. Prior to 2020, the problem fixed maturities carrying amount was net of other-than-temporary impairment losses.

Fixed Maturities Credit Losses. Each reporting period, a group of individuals including the Chief Investment Officer, our Portfolio Managers, the assigned analysts and representatives from Investment Accounting review all securities to determine whether a credit loss exists. The analysis focuses on each issuer’s ability to service its debts in a timely fashion. Formal documentation of the analysis and our decision is prepared and approved by management. For additional details regarding our process to identify and evaluate securities with credit losses, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 3, Investments” under the caption “Allowance for Credit Loss.”

We would not consider a security with unrealized losses to have a decline in value due to credit when it is not our intent to sell the security, it is not more likely than not that we would be required to sell the security before recovery of the amortized cost, which may be maturity, and we expect to recover the amortized cost basis. However, we do sell securities under certain circumstances, such as when we have evidence of a change in the issuer’s creditworthiness, when we anticipate poor relative future performance of securities, when a change in regulatory requirements modifies what constitutes a permissible investment or the maximum level of investments held or when there is an increase in capital requirements or a change in risk weights of debt securities. Sales generate both gains and losses.

A number of significant risks and uncertainties are inherent in the process of monitoring credit losses and determining the allowance for credit loss. These risks and uncertainties include: (1) the risk that our assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, (3) the risk that our investment professionals are making decisions based on fraudulent or misstated information in the financial statements provided by issuers and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to not sell the security prior to recovery of its amortized cost. Any of these situations could result in a charge to net income in a future period.

The net realized loss relating to the change in the allowance for credit loss and credit related sales of fixed maturities was $9.6 million for the three months ended March 31, 2020. The net realized loss relating to other-than-temporary credit impairments and credit related sales of fixed maturities was $6.8 million for the three months ended March 31, 2019.

Fixed Maturities Available-for-Sale

The following tables present our fixed maturities available-for-sale by industry category, as of the periods indicated.

	March 31, 2020
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount
	(in millions)

Finance — Banking	$4,645.9	$161.1	$73.4	$—	$4,733.6
Finance — Brokerage	517.3	22.2	8.9	—	530.6
Finance — Finance Companies	365.9	1.4	39.1	—	328.2
Finance — Financial Other	434.3	13.4	17.0	—	430.7
Finance — Insurance	2,756.2	283.0	48.7	—	2,990.5
Finance — Real estate investment trusts (“REITs”)	1,725.1	35.6	51.0	—	1,709.7
Industrial — Basic Industry	1,320.2	60.7	44.7	—	1,336.2
Industrial — Capital Goods	2,188.4	103.2	45.7	—	2,245.9
Industrial — Communications	2,874.8	298.1	31.6	—	3,141.3
Industrial — Consumer Cyclical	1,737.0	68.5	90.4	—	1,715.1
Industrial — Consumer Non-Cyclical	4,302.9	352.2	50.8	—	4,604.3
Industrial — Energy	2,565.3	64.6	304.3	7.0	2,318.6
Industrial — Other	506.0	15.0	12.3	—	508.7
Industrial — Technology	2,039.3	152.4	22.0	—	2,169.7
Industrial — Transportation	2,003.4	74.4	65.0	—	2,012.8
Utility — Electric	3,484.7	238.0	56.9	—	3,665.8
Utility — Natural Gas	323.8	16.1	1.9	—	338.0
Utility — Other	292.7	7.8	3.1	—	297.4
Government guaranteed	1,335.5	110.5	40.8	—	1,405.2
Total corporate securities	35,418.7	2,078.2	1,007.6	7.0	36,482.3

Residential mortgage-backed pass-through securities	3,054.6	138.1	0.2	—	3,192.5
Commercial mortgage-backed securities	4,760.7	20.7	315.5	0.4	4,465.5
Residential collateralized mortgage obligations	3,844.7	157.3	27.3	—	3,974.7
Asset-backed securities — Home equity (1)	238.8	6.7	8.2	0.1	237.2
Asset-backed securities — All other	3,724.4	8.1	157.0	—	3,575.5
Collateralized debt obligations — Credit	16.8	—	4.9	—	11.9
Collateralized debt obligations — CMBS	—	0.6	—	—	0.6
Collateralized debt obligations — Loans	3,538.8	3.3	206.2	0.1	3,335.8
Total mortgage-backed and other asset-backed securities	19,178.8	334.8	719.3	0.6	18,793.7

U.S. government and agencies	1,440.4	265.0	—	—	1,705.4
States and political subdivisions	7,063.4	709.4	24.0	—	7,748.8
Non-U.S. governments	716.6	110.6	1.4	—	825.8
Total fixed maturities, available-for-sale	$63,817.9	$3,498.0	$1,752.3	$7.6	$65,556.0

(1)	This exposure is all related to sub-prime mortgage loans.

	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses(1)	amount
	(in millions)

Finance — Banking	$4,486.9	$290.1	$11.7	$4,765.3
Finance — Brokerage	560.9	44.5	0.1	605.3
Finance — Finance Companies	373.2	17.2	—	390.4
Finance — Financial Other	463.4	22.8	1.8	484.4
Finance — Insurance	2,663.5	358.1	2.1	3,019.5
Finance — REITs	1,626.9	115.6	0.4	1,742.1
Industrial — Basic Industry	1,264.4	110.2	—	1,374.6
Industrial — Capital Goods	2,142.1	152.0	0.6	2,293.5
Industrial — Communications	2,802.4	353.1	0.3	3,155.2
Industrial — Consumer Cyclical	1,542.0	103.0	2.5	1,642.5
Industrial — Consumer Non-Cyclical	4,089.7	406.8	0.6	4,495.9
Industrial — Energy	2,566.5	285.7	6.7	2,845.5
Industrial — Other	442.9	23.1	0.4	465.6
Industrial — Technology	2,018.7	153.3	2.1	2,169.9
Industrial — Transportation	1,972.1	142.4	0.4	2,114.1
Utility — Electric	3,174.5	307.3	2.2	3,479.6
Utility — Natural Gas	352.8	29.2	—	382.0
Utility — Other	268.7	16.2	—	284.9
Government guaranteed	1,357.6	165.0	0.9	1,521.7
Total corporate securities	34,169.2	3,095.6	32.8	37,232.0

Residential mortgage-backed pass-through securities	2,908.7	71.9	3.8	2,976.8
Commercial mortgage-backed securities	4,713.9	126.6	23.8	4,816.7
Residential collateralized mortgage obligations	3,885.8	79.0	8.6	3,956.2
Asset-backed securities — Home equity (2)	237.1	14.5	0.6	251.0
Asset-backed securities — All other	3,958.8	36.0	5.7	3,989.1
Collateralized debt obligations — Credit	16.8	—	4.7	12.1
Collateralized debt obligations — CMBS	—	0.9	—	0.9
Collateralized debt obligations — Loans	3,209.9	2.0	9.6	3,202.3
Total mortgage-backed and other asset-backed securities	18,931.0	330.9	56.8	19,205.1

U.S. government and agencies	1,603.8	98.6	3.0	1,699.4
States and political subdivisions	6,842.8	643.6	11.6	7,474.8
Non-U.S. governments	724.6	128.4	—	853.0
Total fixed maturities, available-for-sale	$62,271.4	$4,297.1	$104.2	$66,464.3

(1)	Prior to the adoption of authoritative guidance effective January 1, 2020, the gross unrealized losses included other-than-temporary-impairment losses reported in AOCI.
(2)	This exposure is all related to sub-prime mortgage loans.

Of the $1,752.3 million in gross unrealized losses as of March 31, 2020, $10.1 million in losses were attributed to securities scheduled to mature in one year or less, $222.3 million attributed to securities scheduled to mature between one to five years, $375.1 million attributed to securities scheduled to mature between five to ten years, $425.5 million attributed to securities scheduled to mature after ten years and $719.3 million related to mortgage-backed and other ABS that are not classified by maturity year. As of March 31, 2020, we were in a $1,745.7 million net unrealized gain position as compared to a $4,192.9 million net unrealized gain position as of December 31, 2019. The $2,447.2 million decrease in net unrealized gains for the three months ended March 31, 2020, can be attributed to widening of credit spreads, partially offset by an approximate 75 basis points decrease in interest rates.

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

The following table presents our fixed maturities available-for-sale by investment grade and below investment grade as of the periods indicated.

	March 31, 2020					December 31, 2019
		Gross	Gross	Allowance			Gross	Gross
	Amortized	unrealized	unrealized	for credit	Carrying	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	loss	amount	cost	gains	losses (1)	amount
	(in millions)
Investment grade:
Public	$38,858.2	$2,813.5	$825.8	$—	$40,845.9	$38,221.4	$3,143.4	$56.2	$41,308.6
Private	22,282.2	660.9	662.3	—	22,280.8	21,587.1	1,045.2	30.3	22,602.0
Below investment grade:
Public	1,084.7	8.9	126.9	7.1	959.6	912.9	47.8	6.6	954.1
Private	1,592.8	14.7	137.3	0.5	1,469.7	1,550.0	60.7	11.1	1,599.6
Total fixed maturities, available-for-sale	$63,817.9	$3,498.0	$1,752.3	$7.6	$65,556.0	$62,271.4	$4,297.1	$104.2	$66,464.3

(1)	Prior to the adoption of authoritative guidance effective January 1, 2020, the gross unrealized losses included other-than-temporary-impairment losses reported in AOCI.

The following tables present the carrying amount and the gross unrealized losses on our fixed maturities available-for-sale for which an allowance for credit loss has not been recorded by grade and aging category as of March 31, 2020.

	March 31, 2020
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)
Investment grade:
Three months or less	$11,187.4	$798.2	$11,230.3	$595.9	$22,417.7	$1,394.1
Greater than three to six months	14.6	1.0	159.5	8.4	174.1	9.4
Greater than six to nine months	62.0	2.8	53.9	1.9	115.9	4.7
Greater than nine to twelve months	17.7	0.4	—	—	17.7	0.4
Greater than twelve to twenty-four months	47.3	11.2	677.4	34.9	724.7	46.1
Greater than twenty-four to thirty-six months	67.0	4.8	158.7	10.0	225.7	14.8
Greater than thirty-six months	89.3	7.4	64.7	11.2	154.0	18.6
Total fixed maturities, available-for-sale	$11,485.3	$825.8	$12,344.5	$662.3	$23,829.8	$1,488.1

	March 31, 2020
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)
Below investment grade:
Three months or less	$646.8	$99.3	$1,009.6	$110.2	$1,656.4	$209.5
Greater than three to six months	16.6	3.1	39.6	9.8	56.2	12.9
Greater than six to nine months	0.2	0.2	—	—	0.2	0.2
Greater than nine to twelve months	20.8	19.7	21.7	0.2	42.5	19.9
Greater than twelve to twenty-four months	—	—	54.1	7.3	54.1	7.3
Greater than twenty-four to thirty-six months	8.5	2.0	6.3	2.4	14.8	4.4
Greater than thirty-six months	5.2	0.4	21.7	6.3	26.9	6.7
Total fixed maturities, available-for-sale	$698.1	$124.7	$1,153.0	$136.2	$1,851.1	$260.9

	March 31, 2020
	Problem, potential		All other fixed
	problem and restructured		maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)
Estimated fair value had declined and remained below amortized cost by 20% or more:
Three months or less	$15.0	$4.7	$1,037.1	$481.1	$1,052.1	$485.8
Greater than three to six months	—	—	0.4	0.2	0.4	0.2
Greater than nine to twelve months	—	—	—	0.1	—	0.1
Greater than twelve months	0.1	0.4	12.0	5.0	12.1	5.4
Total fixed maturities, available-for-sale	$15.1	$5.1	$1,049.5	$486.4	$1,064.6	$491.5

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, on investment grade fixed maturities available-for-sale by grade and aging category as of December 31, 2019.

	December 31, 2019
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)
Investment Grade:
Three months or less	$2,353.4	$22.7	$1,900.9	$6.7	$4,254.3	$29.4
Greater than three to six months	539.6	8.5	297.9	2.7	837.5	11.2
Greater than six to nine months	48.9	2.2	55.7	0.3	104.6	2.5
Greater than nine to twelve months	12.9	0.2	3.1	—	16.0	0.2
Greater than twelve to twenty-four months	191.0	7.5	1,372.1	7.4	1,563.1	14.9
Greater than twenty-four to thirty-six months	201.6	2.2	400.9	5.3	602.5	7.5
Greater than thirty-six months	574.2	12.9	190.7	7.9	764.9	20.8
Total fixed maturities, available-for-sale	$3,921.6	$56.2	$4,221.3	$30.3	$8,142.9	$86.5

	December 31, 2019
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)
Below investment grade:
Three months or less	$24.4	$0.2	$61.3	$0.6	$85.7	$0.8
Greater than six to nine months	7.7	0.1	22.2	0.2	29.9	0.3
Greater than twelve to twenty-four months	14.6	1.1	72.2	2.2	86.8	3.3
Greater than twenty-four to thirty-six months	13.1	2.3	3.7	0.7	16.8	3.0
Greater than thirty-six months	10.6	2.9	27.4	7.4	38.0	10.3
Total fixed maturities, available-for-sale	$70.4	$6.6	$186.8	$11.1	$257.2	$17.7

	December 31, 2019
	Problem, potential		All other fixed
	problem and restructured		maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses
	(in millions)
Estimated fair value had declined and remained below amortized cost by 20% or more:
Three months or less	$—	$—	$2.5	$0.9	$2.5	$0.9
Greater than three to six months	—	—	5.1	2.7	5.1	2.7
Greater than six to nine months	0.4	0.1	0.1	—	0.5	0.1
Greater than nine to twelve months	3.4	2.0	0.2	0.1	3.6	2.1
Greater than twelve months	1.6	1.0	12.3	4.8	13.9	5.8
Total fixed maturities, available-for-sale	$5.4	$3.1	$20.2	$8.5	$25.6	$11.6

Mortgage Loans

Mortgage loans consist of commercial mortgage loans on real estate and residential mortgage loans. For further details about residential mortgage loans, see Item 1. "Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 3, Investments" under the caption, "Financing Receivables."

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

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 22% and 21% of our commercial mortgage loan portfolio before valuation allowance as of March 31, 2020 and December 31, 2019, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The typical borrower in our commercial loan portfolio is a single purpose entity or single asset entity. As of March 31, 2020 and December 31, 2019, the total number of commercial mortgage loans outstanding was 762 and 767, of which 47% and 46% were for loans with principal balances less than $10.0 million, respectively. The average loan size of our commercial mortgage portfolio was $19.5 million and $19.2 million as of March 31, 2020 and December 31, 2019, respectively.

Commercial Mortgage Loan Credit Monitoring. For further details on monitoring and management of our commercial mortgage loan portfolio, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 3, Investments” under the caption, “Financing Receivables Credit Monitoring.”

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

We did not have problem, potential problem and restructured commercial mortgage loans as of March 31, 2020 and December 31, 2019.

Commercial Mortgage Loan Valuation Allowance. We establish the commercial mortgage loan valuation allowance at levels considered adequate to absorb estimated expected credit losses within the portfolio. For further details on the commercial mortgage loan valuation allowance, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 3, Investments” under the caption, “Financing Receivables Valuation Allowance.”

Real Estate

Real estate consists primarily of commercial equity real estate. As of March 31, 2020 and December 31, 2019, the carrying amount of our equity real estate investment was $1,656.4 million and $1,713.5 million, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $1,568.5 million and $1,544.5 million as of March 31, 2020 and December 31, 2019, respectively. The carrying value of real estate held for investment is generally adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized capital losses in our consolidated results of operations. Impairment adjustments recorded for the year ended December 31, 2019, were $0.6 million. No such impairment adjustments were recorded for the three months ended March 31, 2020.

The carrying amount of real estate held for sale was $87.9 million and $169.0 million as of March 31, 2020 and December 31, 2019, respectively. Once we identify a real estate property to be sold and it is probable that it will be sold, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. The valuation allowance did not change for the three months ended March 31, 2020 or for the year ended December 31, 2019.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country. As of March 31, 2020, our largest equity real estate portfolio concentration was in the Pacific (47%) region of the United States. By property type, our largest concentrations were in office (31%), apartments (29%), and industrial (26%) as of March 31, 2020.

Other Investments

Our other investments totaled $3,096.6 million as of March 31, 2020, compared to $2,841.7 million as of December 31, 2019. Other investments include interests in unconsolidated entities, which include real estate properties owned jointly with venture partners and operated by the partners; sponsored investment funds; the cash surrender value of company owned life insurance; derivative assets and other investments.

International Investment Operations

Of our invested assets, $6,764.7 million were held by our Principal International segment as of March 31, 2020. The assets are primarily managed by the local Principal International affiliate. Due to the regulatory constraints in each location, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets is fixed maturities. The following table excludes invested assets of the separate accounts.

	March 31, 2020		December 31, 2019
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total
	($ in millions)
Fixed maturities:
Public	$3,228.7	48%	$3,755.5	48%
Private	40.1	1	56.5	2
Equity securities	1,215.0	18	1,398.7	18
Mortgage loans:
Commercial	275.3	4	299.5	4
Residential	376.0	6	407.8	5
Real estate held for sale	0.7	—	0.8	—
Real estate held for investment	0.4	—	0.5	—
Policy loans	18.1	—	20.3	—
Other investments:
Direct financing leases	645.4	9	782.9	10
Investment in unconsolidated operating entities	699.6	10	801.6	10
Derivative assets and other investments	265.4	4	264.0	3
Total invested assets	6,764.7	100%	7,788.1	100%
Cash and cash equivalents	215.7		203.8
Total invested assets and cash	$6,980.4		$7,991.9

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

A reduction in our long-term interest rate assumptions may result in increases in our reserves and/or unlocking of our DAC asset and other actuarial balances. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Deferred Acquisition Costs and Other Actuarial Balances” in our Annual Report on Form 10-K for the year ended December 31, 2019.

In addition, we have implemented reinsurance transactions utilizing affiliated reinsurers and highly rated third parties to finance a portion of the statutory reserves for our term life insurance policies and universal life insurance policies with secondary guarantees. We calculate an economic reserve, which represents an estimate of our liability associated with these contracts. The excess of the required statutory reserve over the economic reserve is secured by financing provided by highly rated third parties. The long-term interest rate assumption is a key input in the calculation of the economic reserve. A reduction in our long-term interest rate assumption would reduce the portion of the statutory reserve that can be financed through affiliated reinsurers, thus increasing the amount of invested assets we must maintain to support statutory reserves. For additional information, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Statutory Insurance Financial Information” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Guaranteed Minimum Interest Rate Exposure. The following table provides detail on the differences between the interest rates being credited to contractholders as of March 31, 2020, and the respective guaranteed minimum interest rates (“GMIRs”). Account values are broken down by GMIR level within the Retirement and Income Solutions and U.S. Insurance Solutions segments.

	Account values (1)
		Excess of crediting rates over GMIR:
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total
	($ in millions)
Guaranteed minimum interest rate
Retirement and Income Solutions
Up to 1.00%	$294.6	$221.0	$873.2	$4,032.9	$2,940.4	$8,362.1
1.01% - 2.00%	166.7	1,069.1	5,841.2	445.0	—	7,522.0
2.01% - 3.00%	4,822.9	0.2	—	—	—	4,823.1
3.01% - 4.00%	193.2	—	—	—	—	193.2
Subtotal	5,477.4	1,290.3	6,714.4	4,477.9	2,940.4	20,900.4

U.S. Insurance Solutions
Up to 1.00%	—	21.0	2.4	—	—	23.4
1.01% - 2.00%	340.5	—	314.8	413.4	174.7	1,243.4
2.01% - 3.00%	1,237.5	1,220.5	558.6	108.0	0.1	3,124.7
3.01% - 4.00%	1,723.2	38.9	20.1	27.7	3.4	1,813.3
4.01% - 5.00%	51.3	4.3	3.7	1.7	—	61.0
Subtotal	3,352.5	1,284.7	899.6	550.8	178.2	6,265.8

Total	$8,829.9	$2,575.0	$7,614.0	$5,028.7	$3,118.6	$27,166.2
Percentage of total	32.5%	9.5%	28.0%	18.5%	11.5%	100.0%

(1)	Includes only the account values, net of policy loans, for products with GMIRs and discretionary crediting rates.

In addition to the domestic account values shown in the table above, Principal International had $627.9 million and $407.3 million of account values with GMIRs in Hong Kong and Brazil, respectively, as of March 31, 2020. The Brazil amount includes account values from an equity method subsidiary, adjusted to reflect the proportion of the subsidiary’s results reflected in our net income. Our liabilities in Principal International are generally denominated in the functional currency of the location of operation. The pattern of interest rate movements in our international operations will likely differ from the pattern of interest rate movements in the U.S.

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

We estimate a hypothetical 100 basis point immediate, parallel increase in interest rates would reduce the net reported fair value of our financial assets and derivatives by $4,645.1 million as of March 31, 2020, compared to $4,791.2 million as of December 31, 2019. This estimate only reflects the change in fair value for financial assets and derivatives reported at fair value on our consolidated statements of financial position. Assets and liabilities not reported at fair value on our consolidated statements of financial position – including mortgage loans, liabilities relating to insurance contracts, investment contracts, debt and bank deposits – are excluded from this sensitivity analysis. We believe the excluded liability items would economically serve as a partial offset to the net interest rate risk of the financial instruments included in the sensitivity analysis. Separate account assets and liabilities are also excluded from this estimate, as any interest rate risk is borne by the holder of the separate account. For more information on fair value measurements, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Our net estimated potential loss in fair value as of March 31, 2020, decreased $146.1 million from December 31, 2019, primarily due to a decrease in the balance and duration of fixed maturities, available-for-sale. The decrease in the balance of fixed maturities, available-for-sale was primarily driven by a widening of credit spreads that offset the impact of declining interest rates and net purchase activity. The decrease in the duration of fixed maturities, available-for-sale was primarily driven by a widening of credit spreads that offset the impact of a decline in interest rates.

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

The plan fiduciaries use a Dynamic Asset Allocation strategy for our qualified defined benefit pension plan, which strategically allocates an increasing portion of the assets of the pension plan to fixed income securities as the funding status improves. The intended purpose of using the Dynamic Asset Allocation strategy is that the expected change in the value of the plan assets and the change in pension benefit obligation due to market movements are more likely to have more correlation versus a static allocation of assets between categories. For more information see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefit Plans” and Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Employee and Agent Benefits” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We estimate as of March 31, 2020, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency-denominated instruments identified above because we effectively hedge foreign currency-denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2019. However, fluctuations in foreign currency exchange rates do affect the translation of segment pre-tax operating earnings and equity of our international operations into our consolidated financial statements.

For our Principal International segment, we estimate a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $267.7 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of March 31, 2020, as compared to an estimated $311.4 million, or 10%, reduction as of December 31, 2019. We estimate a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $9.5 million, or 12%, reduction in segment pre-tax operating earnings of our international operations for the three months ended March 31, 2020, as compared to an estimated $12.9 million, or 12%, reduction for the three months ended March 31, 2019.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $128.3 million as of both March 31, 2020 and December 31, 2019. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $621.7 million and $655.7 million as of March 31, 2020 and December 31, 2019, respectively. The notional amount of our currency forwards hedging foreign-denominated equity securities was $58.9 million and $57.2 million as of March 31, 2020 and December 31, 2019, respectively.

With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our Principal International operations had currency swaps with a notional amount of $255.1 million and $243.2 million as of March 31, 2020 and December 31, 2019, respectively. Our Principal International operations also utilized currency forwards with a notional amount of $925.7 million and $935.5 million as of March 31, 2020 and December 31, 2019, respectively.

We use currency forwards to hedge certain net equity investments in our foreign operations, including certain sponsored investment funds. We held currency forwards with a notional amount of $273.0 million and $269.9 million as March 31, 2020 and December 31, 2019, respectively. We also utilized currency options with a notional amount of $95.2 million and $53.8 million as of March 31, 2020 and December 31, 2019, respectively.

Equity Risk

Equity risk is the risk we will incur economic losses due to adverse fluctuations in equity markets. As of March 31, 2020 and December 31, 2019, the fair value of our equity securities was $1,664.1 million and $1,879.4 million, respectively. We estimate a 10% decline in the prices of the equity securities would result in a decline in fair value of our equity securities of $166.4 million as of March 31, 2020, as compared to a decline in fair value of our equity securities of $187.9 million as of December 31, 2019.

We are also exposed to the risk that asset-based fees decrease as a result of declines in assets under management due to changes in investment prices and the risk that asset management fees calculated by reference to performance could be lower. The risk of decreased asset-based and asset management fees could also impact our estimates of total gross profits used as a basis for amortizing DAC and other actuarial balances. For further discussion, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Deferred Acquisition Costs and Other Actuarial Balances” in our Annual Report on Form 10-K for the year ended December 31, 2019.

We also have equity risk associated with (1) fixed deferred annuity and universal life contracts that credit interest to customers based on changes in an external equity index; (2) variable annuity contracts that have a GMWB rider that allows the customer to make withdrawals of a specified annual amount, either for a fixed number of years or for the lifetime of the customer, even if the account value is reduced to zero; (3) variable annuity contracts that have a guaranteed minimum death benefit (“GMDB”) that allows the death benefit to be paid, even if the account value has fallen below the GMDB amount and (4) investment contracts in which the return is subject to minimum contractual guarantees. We are also subject to equity risk based upon the assets that support our employee benefit plans. For further discussion of equity risk associated with these plans, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefit Plans” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Use of Derivatives to Manage Equity Risk. We economically hedge the fixed deferred annuity and universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product’s profile or selling options to offset existing exposures. We economically hedged the GMWB exposure, which includes interest rate risk and equity risk, using futures, options and interest rate swaps with notional amounts of $1,179.0 million, $1,119.6 million, and $5,373.1 million, respectively, as of March 31, 2020, and notional amounts of $292.0 million, $1,079.6 million, and $5,003.1 million, respectively, as of December 31, 2019. The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

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

Our Chief Executive Officer, Daniel J. Houston, and our Chief Financial Officer, Deanna D. Strable-Soethout, have reviewed and evaluated our disclosure controls and procedures as of March 31, 2020, except as noted below, and have concluded our disclosure controls and procedures are effective.

Our assessment of the effectiveness of disclosure controls and procedures excludes the operations and related assets of the Acquired Business, which closed on July 1, 2019. For additional information regarding the acquisition, see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Transactions Affecting Comparability” under the caption “Wells Fargo Institutional Retirement Trust Business.” We are in process of evaluating internal control over financial reporting for the Acquired Business and, accordingly, have excluded its controls from our evaluation of disclosure controls and procedures. For the three months ended March 31, 2020, the Acquired Business’s revenues related to operations represented 2% of our consolidated total revenues. As of March 31, 2020, the Acquired Business’s assets related to operations represented less than 1% of our consolidated total assets.

Changes in Internal Control Over Financial Reporting

Other than the acquisition of the Acquired Business discussed above, we had no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure concerning legal proceedings can be found in Part I, Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 8, Contingencies, Guarantees and Indemnifications” under the caption, “Litigation and Regulatory Contingencies,” which is incorporated here by this reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, consideration should be given to the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. If any of those factors were to occur, they could materially adversely affect our business, financial condition or future results, and could cause actual results to differ materially from those expressed in forward-looking statements in this report. While we have not had material changes with respect to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, we are adding the risk factor set out below.

The ongoing COVID-19 pandemic and the resulting financial market impacts could adversely affect our business, results of operations, financial condition and liquidity.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. COVID-19 continues to spread in the United States and throughout the world. Federal, state and local governments have taken various actions to limit the spread of the disease, including quarantines, travel restrictions, limitations on gatherings, closures of businesses and other social distancing measures. The COVID-19 pandemic and the efforts to contain the outbreak have led to significant economic disruption, including declines in interest rates and equity prices, extreme volatility in financial markets, fluctuations in foreign currency exchange rates, reduced economic activity and a sharp increase in unemployment claims.

The COVID-19 pandemic may have material adverse impacts on our business, results of operations and financial condition. Specific impacts may include, but are not limited to, increased claims in our life and disability insurance business, operational disruptions, health risks to our employees, an increase in defaults on our fixed maturity and mortgage loan portfolios and a reduction in the value and liquidity of our invested assets. In addition, rising unemployment as a result of state mandated temporary business closures may lead to lower sales in our businesses, reduced in-group growth in our Specialty Benefits insurance business and a decline in employee deposits into retirement plans. Ongoing economic disruptions may lead to further declines and volatility in interest rates or equity prices, either of which could adversely affect our results of operations and financial condition. For more information, see Item 1A. “Risk Factors – Volatility or declines in the equity, bond or real estate markets could reduce our AUM and may result in investors withdrawing from the markets or decreasing their rates of investment, all of which could reduce our revenues and net income” and “—Changes in interest rates or credit spreads or a sustained low interest rate environment may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period to period” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our foreign subsidiaries have historically intended to operate in a manner that will not cause them to be subject to additional income taxation due to having their central management and control exercised outside of their country of incorporation. However, our directors and personnel reside in various jurisdictions and often must travel to carry out their duties in accordance with such intended tax positions. Travel restrictions imposed as a result of the COVID-19 pandemic have limited, and may continue to limit, such travel. While we have implemented contingency plans to mitigate the impact of such travel restrictions, no assurances can be provided that we will not become subject to greater tax liabilities than anticipated due to restrictions on the ability of our directors and personnel to carry out their activities for the intended jurisdictions.

In addition, an increase in claims, surrenders, withdrawals or other cash demands may adversely impact our liquidity position. Volatility, uncertainty or disruptions in the capital or credit markets may further diminish our ability to meet liquidity needs. For more information, see Item 1A. “Risk Factors – Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, as well as our access to capital and cost of capital” in our Annual Report on Form 10-K for the year ended December 31, 2019.

The extent of the impact of the COVID-19 pandemic will depend on numerous factors, all of which are highly uncertain and cannot be predicted. These factors include the length and severity of the outbreak, the responses of governments and private sector businesses, and the impacts on our customers, employees and vendors. In light of COVID-19 and its potential impacts, investors should carefully consider all the risks set forth in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents the amount of our common share purchase activity for the periods indicated.

				Maximum dollar
			Total number of	value of shares
			shares purchased	that may yet be
	Total number of	Average	as part of publicly	purchased under
	shares	price paid	announced	the programs (in
Period	purchased (1)	per share	programs	millions) (2)
January 1, 2020 — January 31, 2020	2,078,273	$55.26	2,075,857	$53.4
February 1, 2020 — February 29, 2020	1,013,055	$55.20	965,166	$—
March 1, 2020 — March 31, 2020	1,349,175	$45.19	1,107,799	$850.3
Total	4,440,503		4,148,822

(1)	Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.
(2)	In November 2018, our Board of Directors authorized a share repurchase program of up to $500.0 million of our outstanding common stock, which was completed in February 2020. In February 2020, our Board of Directors authorized a share repurchase program of up to $900.0 million of our outstanding common stock, which has no expiration.

Item 6. Exhibits

Incorporated by reference herein
Exhibit Number	Description	Form	File Date
31.1	Certification of Daniel J. Houston
31.2	Certification of Deanna D. Strable-Soethout
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Daniel J. Houston
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Deanna D. Strable-Soethout
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

104	The cover page from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: April 29, 2020	By	/s/ Deanna D. Strable-Soethout
Deanna D. Strable-Soethout
Executive Vice President and Chief Financial Officer

Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer