Form 10-Q
period 2020-06-30
PRINCIPAL FINANCIAL GROUP INC
filed 2020-07-29
CIK 1126328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 22, 2020, was 274,518,698.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.
Condensed Consolidated Statements of Financial Position

	June 30,	December 31,
	2020	2019
	(Unaudited)
	(in millions)
Assets
Fixed maturities, available-for-sale (2019 includes $99.4 million related to consolidated variable interest entities)	$74,269.2	$70,106.2
Fixed maturities, trading	583.8	675.9
Equity securities (2020 and 2019 include $837.6 million and $810.9 million related to consolidated variable interest entities)	1,778.5	1,879.4
Mortgage loans	16,696.6	16,486.9
Real estate (2020 and 2019 include $428.0 million and $457.6 million related to consolidated variable interest entities)	1,699.7	1,714.8
Policy loans	796.4	798.0
Other investments (2020 and 2019 include $294.2 million and $263.7 million related to consolidated variable interest entities and $25.4 million and $22.8 million measured at fair value under the fair value option)	4,734.4	4,690.2
Total investments	100,558.6	96,351.4
Cash and cash equivalents	3,150.4	2,515.9
Accrued investment income	702.1	686.6
Premiums due and other receivables	1,760.0	1,740.3
Deferred acquisition costs	3,487.7	3,521.3
Property and equipment	993.1	967.7
Goodwill	1,630.9	1,693.8
Other intangibles	1,709.3	1,786.7
Separate account assets (2020 and 2019 include $36,058.8 million and $39,130.3 million related to consolidated variable interest entities)	155,936.3	165,468.0
Other assets	1,381.0	1,356.1
Total assets	$271,309.4	$276,087.8
Liabilities
Contractholder funds (2020 and 2019 include $395.5 million and $394.6 million related to consolidated variable interest entities)	$42,308.4	$41,367.5
Future policy benefits and claims	42,896.1	40,838.2
Other policyholder funds	987.4	959.4
Short-term debt	76.3	93.4
Long-term debt (2019 includes $64.2 million related to consolidated variable interest entities)	4,163.4	3,734.1
Income taxes currently payable	16.3	16.2
Deferred income taxes	2,061.5	1,796.6
Separate account liabilities (2020 and 2019 include $36,058.8 million and $39,130.3 million related to consolidated variable interest entities)	155,936.3	165,468.0
Other liabilities (2020 and 2019 include $38.2 million and $124.4 million related to consolidated variable interest entities)	7,280.0	6,863.7
Total liabilities	255,725.7	261,137.1

Redeemable noncontrolling interest (2020 and 2019 include $197.5 million and $215.4 million related to consolidated variable interest entities)	272.7	264.9

Stockholders' equity
Common stock, par value $0.01 per share — 2,500.0 million shares authorized, 481.1 million and 479.3 million shares issued, and 274.0 million and 276.6 million shares outstanding in 2020 and 2019	4.8	4.8
Additional paid-in capital	10,259.6	10,182.6
Retained earnings	11,441.4	11,074.3
Accumulated other comprehensive income	1,450.7	1,037.9
Treasury stock, at cost (207.1 million and 202.7 million shares in 2020 and 2019)	(7,913.4)	(7,681.6)
Total stockholders' equity attributable to Principal Financial Group, Inc.	15,243.1	14,618.0
Noncontrolling interest	67.9	67.8
Total stockholders' equity	15,311.0	14,685.8
Total liabilities and stockholders' equity	$271,309.4	$276,087.8

See accompanying notes.

Principal Financial Group, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions, except per share data)
Revenues
Premiums and other considerations	$1,153.1	$1,932.9	$3,444.1	$3,657.8
Fees and other revenues	1,044.3	1,006.6	2,189.6	1,980.1
Net investment income	944.6	1,037.1	1,928.2	1,998.1
Net realized capital gains (losses)	(27.4)	(4.0)	104.0	80.5
Total revenues	3,114.6	3,972.6	7,665.9	7,716.5
Expenses
Benefits, claims and settlement expenses	1,601.3	2,446.1	4,460.0	4,641.2
Dividends to policyholders	31.4	29.9	60.3	60.0
Operating expenses	983.3	1,046.3	2,318.8	2,039.0
Total expenses	2,616.0	3,522.3	6,839.1	6,740.2
Income before income taxes	498.6	450.3	826.8	976.3
Income taxes	82.5	58.2	125.7	132.1
Net income	416.1	392.1	701.1	844.2
Net income attributable to noncontrolling interest	17.8	5.8	13.9	28.0
Net income attributable to Principal Financial Group, Inc.	$398.3	$386.3	$687.2	$816.2

Earnings per common share
Basic earnings per common share	$1.45	$1.38	$2.50	$2.93

Diluted earnings per common share	$1.45	$1.37	$2.49	$2.90

See accompanying notes.

Principal Financial Group, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)

Net income	$416.1	$392.1	$701.1	$844.2
Other comprehensive income, net:
Net unrealized gains on available-for-sale securities	2,037.7	984.9	626.1	2,089.2
Noncredit component of impairment losses on fixed maturities, available-for-sale	—	(0.3)	—	(2.8)
Net unrealized gains (losses) on derivative instruments	(16.4)	1.6	32.2	(2.9)
Foreign currency translation adjustment	16.4	28.9	(277.9)	66.8
Net unrecognized postretirement benefit obligation	10.4	57.2	21.4	68.7
Other comprehensive income	2,048.1	1,072.3	401.8	2,219.0
Comprehensive income	2,464.2	1,464.4	1,102.9	3,063.2
Comprehensive income attributable to noncontrolling interest	16.0	11.5	2.9	34.2
Comprehensive income attributable to Principal Financial Group, Inc.	$2,448.2	$1,452.9	$1,100.0	$3,029.0

See accompanying notes.

Principal Financial Group, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders'
	stock	capital	earnings	income (loss)	stock	interest	equity

	(in millions)

Balances as of April 1, 2019	$4.8	$10,090.8	$10,571.9	$(418.9)	$(7,554.2)	$67.8	$12,762.2
Common stock issued	—	16.3	—	—	—	—	16.3
Stock-based compensation	—	22.6	(2.0)	—	—	0.1	20.7
Treasury stock acquired, common	—	—	—	—	(0.1)	—	(0.1)
Dividends to common stockholders	—	—	(150.4)	—	—	—	(150.4)
Distributions to noncontrolling interest	—	—	—	—	—	(3.4)	(3.4)
Contributions from noncontrolling interest	—	—	—	—	—	1.0	1.0
Adjustments to redemption amount of redeemable noncontrolling interest	—	1.0	—	—	—	(0.2)	0.8
Net income (1)	—	—	386.3	—	—	1.8	388.1
Other comprehensive income (1)	—	—	—	1,066.6	—	0.2	1,066.8
Balances as of June 30, 2019	$4.8	$10,130.7	$10,805.8	$647.7	$(7,554.3)	$67.3	$14,102.0

Balances as of April 1, 2020	$4.8	$10,216.5	$11,198.8	$(599.2)	$(7,913.4)	$65.1	$12,972.6
Common stock issued	—	14.1	—	—	—	—	14.1
Stock-based compensation	—	26.7	(2.2)	—	—	—	24.5
Dividends to common stockholders	—	—	(153.5)	—	—	—	(153.5)
Distributions to noncontrolling interest	—	—	—	—	—	(1.1)	(1.1)
Contributions from noncontrolling interest	—	—	—	—	—	1.1	1.1
Adjustments to redemption amount of redeemable noncontrolling interest	—	2.3	—	—	—	—	2.3
Net income (1)	—	—	398.3	—	—	2.1	400.4
Other comprehensive income (1)	—	—	—	2,049.9	—	0.7	2,050.6
Balances as of June 30, 2020	$4.8	$10,259.6	$11,441.4	$1,450.7	$(7,913.4)	$67.9	$15,311.0
(1)	Excludes amounts attributable to redeemable noncontrolling interest. See Note 10, Stockholders’ Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Stockholders' Equity – continued

(Unaudited)

				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders'
	stock	capital	earnings	income (loss)	stock	interest	equity

	(in millions)
Balances as of January 1, 2019	$4.8	$10,060.7	$10,290.2	$(1,565.1)	$(7,400.6)	$66.0	$11,456.0
Common stock issued	—	22.1	—	—	—	—	22.1
Stock-based compensation	—	49.4	(4.0)	—	—	0.1	45.5
Treasury stock acquired, common	—	—	—	—	(153.7)	—	(153.7)
Dividends to common stockholders	—	—	(300.6)	—	—	—	(300.6)
Distributions to noncontrolling interest	—	—	—	—	—	(4.7)	(4.7)
Contributions from noncontrolling interest	—	—	—	—	—	1.8	1.8
Adjustments to redemption amount of redeemable noncontrolling interest	—	(1.5)	—	—	—	(0.2)	(1.7)
Effects of implementation of accounting change related to leases, net	—	—	4.0	—	—	—	4.0
Net income (1)	—	—	816.2	—	—	3.7	819.9
Other comprehensive income (1)	—	—	—	2,212.8	—	0.6	2,213.4
Balances as of June 30, 2019	$4.8	$10,130.7	$10,805.8	$647.7	$(7,554.3)	$67.3	$14,102.0

Balances as of January 1, 2020	$4.8	$10,182.6	$11,074.3	$1,037.9	$(7,681.6)	$67.8	$14,685.8
Common stock issued	—	23.1	—	—	—	—	23.1
Stock-based compensation	—	52.5	(4.6)	—	—	—	47.9
Treasury stock acquired, common	—	—	—	—	(231.8)	—	(231.8)
Dividends to common stockholders	—	—	(307.1)	—	—	—	(307.1)
Distributions to noncontrolling interest	—	—	—	—	—	(23.2)	(23.2)
Contributions from noncontrolling interest	—	—	—	—	—	3.7	3.7
Purchase of subsidiary shares from noncontrolling interest (1)	—	(0.6)	—	—	—	(0.3)	(0.9)
Adjustments to redemption amount of redeemable noncontrolling interest	—	2.0	—	—	—	(0.1)	1.9
Effects of implementation of accounting change related to credit losses, net	—	—	(8.4)	—	—	—	(8.4)
Net income (1)	—	—	687.2	—	—	21.9	709.1
Other comprehensive income (1)	—	—	—	412.8	—	(1.9)	410.9
Balances as of June 30, 2020	$4.8	$10,259.6	$11,441.4	$1,450.7	$(7,913.4)	$67.9	$15,311.0
(1)	Excludes amounts attributable to redeemable noncontrolling interest. See Note 10, Stockholders’ Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended
	June 30,
	2020	2019

	(in millions)
Net cash provided by operating activities	$2,046.1	$2,678.4
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(7,717.3)	(5,771.8)
Sales	1,855.0	1,477.2
Maturities	4,059.2	3,025.9
Mortgage loans acquired or originated	(1,460.9)	(2,008.5)
Mortgage loans sold or repaid	1,198.6	1,243.9
Real estate acquired	(98.2)	(48.5)
Real estate sold	—	57.0
Net purchases of property and equipment	(46.4)	(65.4)
Net change in other investments	(11.1)	(253.8)
Net cash used in investing activities	(2,221.1)	(2,344.0)
Financing activities
Issuance of common stock	23.1	22.1
Acquisition of treasury stock	(231.8)	(153.7)
Payments for financing element derivatives	(14.7)	(13.1)
Purchase of subsidiary shares from noncontrolling interest	(0.9)	—
Dividends to common stockholders	(307.1)	(300.6)
Issuance of long-term debt	493.1	502.7
Principal repayments of long-term debt	(64.9)	(0.7)
Net proceeds from (repayments of) short-term borrowings	(9.3)	33.1
Investment contract deposits	5,398.7	3,627.4
Investment contract withdrawals	(4,801.5)	(3,800.8)
Net increase in banking operation deposits	324.7	82.0
Other	0.1	5.6
Net cash provided by financing activities	809.5	4.0
Net increase in cash and cash equivalents	634.5	338.4
Cash and cash equivalents at beginning of period	2,515.9	2,977.5
Cash and cash equivalents at end of period	$3,150.4	$3,315.9

Supplemental disclosure of non-cash activities:
Lease assets established upon adoption of accounting guidance	$—	$168.8
Lease liabilities established upon adoption of accounting guidance	$—	$164.0
Assets received in kind from pension risk transfer transaction	$1,062.4	$139.0

See accompanying notes.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2020
(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Principal Financial Group, Inc. (“PFG”) have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ended December 31, 2020, especially when considering the risks and uncertainties associated with the novel coronavirus ("COVID-19") and the impact it may have on our business, results of operations and financial condition. Our use of estimates and assumptions affect amounts reported and disclosed and includes, but is not limited to, the fair value of investments in the absence of quoted market values, investment impairments and valuation allowances, the fair value of derivatives, deferred acquisition costs ("DAC") and other actuarial balances, measurement of goodwill and intangible assets, the liability for future policy benefits and claims, the value of pension and other postretirement benefits and accounting for income taxes and the valuation of deferred tax assets. Our estimates and assumptions could change in the future as more information becomes known about the impact of COVID-19. Our results of operations and financial condition may also be impacted by evolving regulatory, legislative and standard-setter accounting interpretations and guidance.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

Recent Accounting Pronouncements

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters
Standards not yet adopted:

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
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

January 1, 2023, tentative

Our implementation and evaluation process to date includes, but is not limited to the following:

●
identifying and documenting contracts and contract features in scope of the guidance;
●
identifying the actuarial models, systems and processes to be updated;
●
evaluating and selecting our systems solutions for implementing the new guidance;
●
building models and evaluating preliminary output as models are developed;
●
evaluating our key accounting policies;
●
assessing the impact to our chart of accounts;
●
developing format and content of new disclosures;
●
evaluating transition requirements and impacts and
●
evaluating and establishing appropriate internal controls.

As we progress through our implementation, we will be able to better assess the impact to our consolidated financial statements; however, we expect this guidance to significantly change how we account for many of our insurance and annuity products.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
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

Standards adopted:

Facilitation of the effects of reference rate reform on financial reporting

This authoritative guidance provides optional expedients and exceptions for contracts and hedging relationships affected by reference rate reform. An entity may elect not to apply certain modification accounting requirements to contracts affected by reference rate reform and instead account for the modified contract as a continuation of the existing contract. Also, an entity may apply optional expedients to continue hedge accounting for hedging relationships in which the critical terms change due to reference rate reform.This guidance eases the financial reporting impacts of reference rate reform on contracts and hedging relationships and is effective until December 31, 2022.

March 12, 2020

We adopted the guidance upon issuance prospectively and will continue to evaluate any effects on contracts and hedging relationships impacted by reference rate reform through December 31, 2022. The guidance did not have an impact on our consolidated financial statements upon adoption.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
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

January 1, 2020

This guidance reduces complexity and costs associated with performing a Step 2 test, should one be needed in the future. However, the impact of eliminating the Step 2 test from any such future impairment assessment will be dependent on modeling factors that are not currently determinable. This guidance did not have a material impact on our consolidated financial statements at adoption.

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
June 30, 2020
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

	January 1, 2019	We adopted the guidance using the modified retrospective approach. A cumulative effect adjustment of $4.0 million was recorded as an increase to retained earnings.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
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

Investments

Loan modifications related to COVID-19

Our commercial and residential mortgage loan portfolios can include loans that have been modified. We assess loan modifications on a case-by-case basis to evaluate whether a troubled debt restructuring ("TDR") has occurred. In response to COVID-19, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") provides a temporary suspension of TDR accounting for certain COVID-19 related loan modifications where the loan was not more than 30 days past due as of December 31, 2019. We elected the TDR relief in the CARES Act beginning in the second quarter of 2020. The CARES Act TDR relief does not apply to modifications completed subsequent to the earlier of 60 days after the national emergency related to COVID-19 ends, or December 31, 2020. In addition, the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (As Revised on April 7, 2020) ("Interagency Statement") provides additional guidance to determine if a short-term COVID-19 related loan modification is a TDR. We consider the CARES Act and the Interagency Statement when assessing loan modifications to determine whether a TDR has occurred. See Note 3, Investments, under the caption "Mortgage Loan Modifications" for further details.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
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

As of June 30, 2020 and December 31, 2019, the separate accounts included a separate account valued at $72.5 million and $100.4 million, respectively, which primarily included shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

2. Variable Interest Entities

We have relationships with various types of entities which may be VIEs. Certain VIEs are consolidated in our financial results. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Consolidation” for further details of our consolidation accounting policies. We did not provide financial or other support to investees designated as VIEs for the periods ended June 30, 2020 and December 31, 2019.

Consolidated Variable Interest Entities

Grantor Trust

We contributed undated subordinated floating rate notes to a grantor trust. The trust separated its cash flows by issuing an interest-only certificate and a residual certificate related to each note contributed. Each interest-only certificate entitled the holder to interest on the stated note for a specified term, while the residual certificate entitled the holder to interest payments subsequent to the term of the interest-only certificate and to all principal payments. We retained the interest-only certificates and the residual certificates were subsequently sold to third parties. We determined the grantor trust was a VIE due to insufficient equity to sustain it. We determined we were the primary beneficiary as a result of our contribution of securities into the trust and our significant continuing interest in the trust. The certificates matured in the second quarter of 2020.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

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

Assets and Liabilities of Consolidated Variable Interest Entities

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	June 30, 2020		December 31, 2019
	Total	Total	Total	Total
	assets	liabilities	assets	liabilities

	(in millions)
Grantor trust (1)	$—	$—	$99.9	$98.6
Mandatory retirement savings funds (2)	36,849.1	36,454.6	39,891.1	39,524.9
Real estate (3)	452.8	29.8	479.7	88.0
Sponsored investment funds (4)	363.3	8.3	331.4	2.2
Total	$37,665.2	$36,492.7	$40,802.1	$39,713.7
(1)	The assets of the grantor trust were primarily fixed maturities, available-for-sale. The liabilities were primarily other liabilities that reflected an embedded derivative of the forecasted transaction to deliver the underlying securities.
(2)	The assets of the mandatory retirement savings funds primarily include separate account assets and equity securities. The liabilities primarily include separate account liabilities and contractholder funds.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

(3)	The assets of the real estate VIEs primarily include real estate and cash. Liabilities primarily include other liabilities and included long-term debt as of December 31, 2019.
(4)	The assets of sponsored investment funds are primarily fixed maturities and equity securities, certain of which are reported with other investments, and cash. The consolidated statements of financial position included a $197.5 million and $215.4 million redeemable noncontrolling interest for sponsored investment funds as of June 30, 2020 and December 31, 2019, respectively.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to
	Asset carrying value	loss (1)

	(in millions)
June 30, 2020
Fixed maturities, available-for-sale:
Corporate	$188.2	$174.4
Residential mortgage-backed pass-through securities	3,323.6	3,164.1
Commercial mortgage-backed securities	4,706.5	4,785.7
Collateralized debt obligations (2)	3,506.0	3,592.9
Other debt obligations	7,549.6	7,377.9
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	245.7	245.7
Commercial mortgage-backed securities	26.1	26.1
Collateralized debt obligations (2)	20.3	20.3
Other debt obligations	11.1	11.1
Equity securities	97.6	97.6
Other investments:
Other limited partnership and fund interests (3)	931.9	1,481.4

December 31, 2019
Fixed maturities, available-for-sale:
Corporate	$238.2	$225.7
Residential mortgage-backed pass-through securities	2,982.4	2,913.9
Commercial mortgage-backed securities	4,850.2	4,746.6
Collateralized debt obligations (2)	3,215.3	3,226.7
Other debt obligations	8,191.1	8,076.4
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	282.3	282.3
Commercial mortgage-backed securities	28.2	28.2
Collateralized debt obligations (2)	20.9	20.9
Other debt obligations	13.2	13.2
Equity securities	123.2	123.2
Other investments:
Other limited partnership and fund interests (3)	911.9	1,467.0
(1)	Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale. Our risk of loss is limited to our investment measured at fair value for our fixed maturities, trading and equity securities. Our risk of loss is limited to our carrying value plus any unfunded commitments and/or guarantees and similar provisions for our other investments. Unfunded commitments are not liabilities on our consolidated statements of financial position because we are only required to fund additional equity when called upon to do so by the general partner or investment manager.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(3)	As of June 30, 2020 and December 31, 2019, the maximum exposure to loss for other limited partnership and fund interests includes $128.8 million and $129.1 million, respectively, of debt within certain of our managed international real estate funds that is fully secured by assets whose value exceeds the amount of the debt, but also includes recourse to the investment manager.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

Money Market Funds

We are the investment manager for certain money market mutual funds. These types of funds are exempt from assessment under any consolidation model due to a scope exception for money market funds registered under Rule 2a-7 of the Investment Company Act of 1940 or similar funds. As of June 30, 2020 and December 31, 2019, money market mutual funds we manage held $4.5 billion and $4.0 billion in total assets, respectively. We have no contractual obligation to contribute to these funds; however, we provide support through the waiver of fees and through expense reimbursements. The amount of fees waived and expenses reimbursed was insignificant.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

Available-for-sale securities were as follows:

		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit
	cost (1)	gains	losses	loss	Fair value

	(in millions)
June 30, 2020
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,609.1	$266.1	$0.2	$—	$1,875.0
Non-U.S. governments	837.0	169.9	—	—	1,006.9
States and political subdivisions	7,716.7	1,015.0	18.1	—	8,713.6
Corporate	38,968.1	4,900.6	279.1	2.8	43,586.8
Residential mortgage-backed pass-through securities	3,164.1	159.9	0.4	—	3,323.6
Commercial mortgage-backed securities	4,785.7	74.4	150.2	3.4	4,706.5
Collateralized debt obligations (2)	3,592.9	5.0	90.9	1.0	3,506.0
Other debt obligations	7,379.1	246.6	74.9	—	7,550.8
Total fixed maturities, available-for-sale	$68,052.7	$6,837.5	$613.8	$7.2	$74,269.2

					Other-than-
		Gross	Gross		temporary
	Amortized	unrealized	unrealized		impairments
	cost	gains	losses	Fair value	in OCI (3)

	(in millions)
December 31, 2019
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,627.0	$100.2	$3.0	$1,724.2	$—
Non-U.S. governments	852.3	144.1	0.2	996.2	—
States and political subdivisions	6,857.1	644.5	11.6	7,490.0	—
Corporate	36,993.1	3,706.5	52.2	40,647.4	—
Residential mortgage-backed pass-through securities	2,913.9	72.3	3.8	2,982.4	—
Commercial mortgage-backed securities	4,746.6	127.6	24.0	4,850.2	15.8
Collateralized debt obligations (2)	3,226.7	2.9	14.3	3,215.3	0.9
Other debt obligations	8,085.8	129.6	14.9	8,200.5	31.7
Total fixed maturities, available-for-sale	$65,302.5	$4,927.7	$124.0	$70,106.2	$48.4
(1)	Amortized cost excludes accrued interest receivable of $548.8 million as of June 30, 2020.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(3)	Excludes $62.3 million as of December 31, 2019, of net unrealized gains on impaired fixed maturities, available-for-sale related to changes in fair value subsequent to the impairment date, which are included in gross unrealized gains and gross unrealized losses.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

The amortized cost and fair value of fixed maturities, available-for-sale as of June 30, 2020, by expected maturity, were as follows:

	Amortized cost	Fair value

	(in millions)
Due in one year or less	$2,180.1	$2,204.1
Due after one year through five years	10,883.5	11,404.4
Due after five years through ten years	12,643.7	13,692.8
Due after ten years	23,423.6	27,881.0
Subtotal	49,130.9	55,182.3
Mortgage-backed and other asset-backed securities	18,921.8	19,086.9
Total	$68,052.7	$74,269.2

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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$83.2	$6.2	$106.3	$8.7
Gross losses	(21.6)	(7.9)	(25.8)	(9.4)
Net credit losses (1)	(8.3)	(17.3)	(16.2)	(24.1)
Hedging, net (2)	(8.1)	(9.3)	(9.6)	(9.3)
Fixed maturities, trading (3)	25.1	17.5	8.7	31.7
Equity securities (4)	39.3	14.7	(24.4)	35.7
Mortgage loans	0.7	0.3	(15.0)	0.6
Derivatives	(195.7)	4.6	94.8	9.6
Other	58.0	(12.8)	(14.8)	37.0
Net realized capital gains (losses)	$(27.4)	$(4.0)	$104.0	$80.5
(1)	Upon adoption of authoritative guidance effective January 1, 2020, net credit losses include adjustments to the credit loss valuation allowance, write-offs and recoveries on available-for-sale securities. Prior to 2020, net credit losses included net other-than-temporary impairment losses and recoveries on available-for-sale securities.
(2)	The change in fair value of fixed maturities, available-for-sale and the change in fair value of derivative hedging instruments in fair value hedging relationships are reported in net investment income with the earnings effect of fixed maturities, available-for-sale. Gains (losses) for fixed maturities, available-for-sale related to terminated cash flow hedges continue to be reflected in net realized capital gains (losses).

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

(3)	Unrealized gains (losses) on fixed maturities, trading still held at the reporting date were $24.4 million and $17.6 million for the three months ended June 30, 2020 and 2019, respectively, and $10.2 million and $31.8 million for the six months ended June 30, 2020 and 2019, respectively.
(4)	Unrealized gains (losses) on equity securities still held at the reporting date were $42.3 million and $9.7 million for the three months ended June 30, 2020 and 2019, respectively, and $(20.7) million and $29.7 million for the six months ended June 30, 2020 and 2019, respectively. This excludes $49.0 million and $18.7 million for the three months ended June 30, 2020 and 2019, respectively, and $10.5 million and $41.3 million for the six months ended June 30, 2020 and 2019, respectively, of unrealized gains on equity securities still held at the reporting date that were reported in net investment income.

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $1,006.0 million and $1,028.0 million for the three months ended June 30, 2020 and 2019, and $1,547.6 million and $1,191.0 million for the six months ended June 30, 2020 and 2019, respectively.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

A rollforward of the allowance for credit loss by major security type was as follows.

	For the three months ended June 30, 2020
					Residential
					mortgage-
					backed	Commercial	Collateralized
	U.S.		States and		pass-	mortgage-	debt	Other
	government	Non-U.S	political		through	backed	obligations	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(2)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$7.0	$—	$0.4	$0.1	$0.1	$7.6
Additions for credit losses not previously recorded	—	—	—	2.8	—	1.3	—	—	4.1
Reductions for securities sold during the period	—	—	—	(7.0)	—	—	—	—	(7.0)
Additional increases (decreases) for credit losses on securities with no allowance recorded in the previous period	—	—	—	—	—	1.7	0.9	(0.1)	2.5
Ending balance	$—	$—	$—	$2.8	$—	$3.4	$1.0	$—	$7.2

	For the six months ended June 30, 2020
					Residential
					mortgage-
					backed	Commercial	Collateralized
	U.S.		States and		pass-	mortgage-	debt	Other
	government	Non-U.S	political		through	backed	obligations	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(2)	obligations	Total

	(in millions)
Beginning balance (1)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Additions for credit losses not previously recorded	—	—	—	9.8	—	1.7	0.1	0.1	11.7
Reductions for securities sold during the period	—	—	—	(7.0)	—	—	—	—	(7.0)
Additional increases (decreases) for credit losses on securities with no allowance recorded in the previous period	—	—	—	—	—	1.7	0.9	(0.1)	2.5
Ending balance	$—	$—	$—	$2.8	$—	$3.4	$1.0	$—	$7.2
(1)	The allowance for credit loss associated with fixed maturities, available-for-sale was applied prospectively upon adoption of authoritative guidance effective January 1, 2020.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

During 2020, we did not write off any accrued interest to net investment income.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

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

Prior to 2020, net realized capital gains (losses) included total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, as follows:

	For the three months ended	For the six months ended
	June 30, 2019	June 30, 2019

	(in millions)
Net realized capital gains, excluding impairment losses on available-for-sale securities	$13.3	$104.6
Net other-than-temporary impairment losses on available-for-sale securities	(17.0)	(26.6)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income (1)	(0.3)	2.5
Net impairment losses on available-for-sale securities	(17.3)	(24.1)
Net realized capital gains (losses)	$(4.0)	$80.5
(1)	Represents the net impact of (a) gains resulting from reclassification of noncredit impairment losses for fixed maturities with bifurcated OTTI from net realized capital gains (losses) to OCI and (b) losses resulting from reclassification of previously recognized noncredit impairment losses from OCI to net realized capital gains (losses) for fixed maturities with bifurcated OTTI that had additional credit losses or fixed maturities that previously had bifurcated OTTI that have now been sold or are intended to be sold.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

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

	For the three months ended	For the six months ended
	June 30, 2019	June 30, 2019
		(in millions)
Beginning balance	$(102.3)	$(117.5)
Credit losses for which an other-than-temporary impairment was not previously recognized	(0.8)	(2.8)
Credit losses for which an other-than-temporary impairment was previously recognized	(4.6)	(8.9)
Reduction for credit losses previously recognized on fixed maturities now sold, paid down or intended to be sold	8.0	28.4
Net reduction (increase) for positive changes in cash flows expected to be collected and amortization (1)	(0.6)	0.5
Ending balance	$(100.3)	$(100.3)
(1)	Amounts are recognized in net investment income.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

Available-for-Sale Securities in Unrealized Loss Positions Without an Allowance for Credit Loss

For available-for-sale securities with unrealized losses for which an allowance for credit loss has not been recorded, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2020
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$30.1	$0.2	$—	$—	$30.1	$0.2
Non-U.S. governments	2.6	—	—	—	2.6	—
States and political subdivisions	460.5	18.1	21.0	—	481.5	18.1
Corporate	3,521.5	248.4	149.7	26.8	3,671.2	275.2
Residential mortgage-backed pass-through securities	195.0	0.4	3.2	—	198.2	0.4
Commercial mortgage-backed securities	2,507.8	134.3	151.3	15.5	2,659.1	149.8
Collateralized debt obligations (2)	2,483.8	62.2	776.7	27.3	3,260.5	89.5
Other debt obligations	985.5	71.5	81.0	3.4	1,066.5	74.9
Total fixed maturities, available-for-sale	$10,186.8	$535.1	$1,182.9	$73.0	$11,369.7	$608.1
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

Of the total amounts, Principal Life’s consolidated portfolio represented $11,018.9 million in available-for-sale fixed maturities with gross unrealized losses of $574.6 million. Of the available-for-sale fixed maturities within Principal Life's consolidated portfolio in a gross unrealized loss position, 81% were investment grade (rated AAA through BBB-) with an average price of 95 (carrying value/amortized cost) as of June 30, 2020. Gross unrealized losses in our fixed maturities portfolio increased during the six months ended June 30, 2020, primarily due to widening of spreads, partially offset by a decrease in interest rates.

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life's consolidated portfolio held 1,286 securities with a carrying value of $9,843.7 million and unrealized losses of $502.1 million reflecting an average price of 95 as of June 30, 2020. Of this portfolio, 80% was investment grade (rated AAA through BBB-) as of June 30, 2020, with associated unrealized losses of $347.5 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life's consolidated portfolio held 196 securities with a carrying value of $1,175.2 million and unrealized losses of $72.5 million. The average credit rating of this portfolio was AA with an average price of 94 as of June 30, 2020. Of the $72.5 million in unrealized losses, the corporate sector accounts for $26.8 million in unrealized losses with an average price of 85 and an average credit rating of BB. The remaining unrealized losses also include $27.1 million within the collateralized debt obligation sector accounts with an average price of 97 and an average credit rating of AA+. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, we did not record an allowance for credit loss on these securities as of June 30, 2020. Because it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be at maturity, we did not write down these investments to fair value.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

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
June 30, 2020
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

	June 30, 2020	December 31, 2019

	(in millions)
Net unrealized gains on fixed maturities, available-for-sale (1)	$6,193.1	$4,834.2
Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	—	(48.4)
Net unrealized gains on derivative instruments	131.3	94.1
Adjustments for assumed changes in amortization patterns	(264.2)	(261.0)
Adjustments for assumed changes in policyholder liabilities	(1,700.9)	(1,133.5)
Net unrealized gains on other investments and noncontrolling interest adjustments	50.3	96.8
Provision for deferred income taxes	(935.8)	(766.9)
Net unrealized gains on available-for-sale securities and derivative instruments	$3,473.8	$2,815.3
(1)	Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.
(2)	Prior to the implementation of authoritative guidance in 2020, the noncredit component of impairment losses on fixed maturities, available-for-sale was included as a separate component of stockholders' equity.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

Credit Quality Information for Financing Receivables

The amortized cost of our financing receivables by credit risk and vintage as of June 30, 2020, was as follows:

	2020	2019	2018	2017	2016	Prior	Total

	(in millions)
Commercial mortgage loans (1):
A- and above	$807.2	$2,543.9	$2,478.7	$1,803.8	$1,538.5	$4,213.4	$13,385.5
BBB+ thru BBB-	95.0	205.7	342.4	286.8	89.4	538.8	1,558.1
BB+ thru BB-	14.8	41.1	—	—	16.9	74.5	147.3
B+ and below	—	—	—	—	—	4.6	4.6
Total	$917.0	$2,790.7	$2,821.1	$2,090.6	$1,644.8	$4,831.3	$15,095.5

Direct financing leases:
A- and above	$41.0	$1.5	$36.9	$16.6	$13.3	$205.3	$314.6
BBB+ thru BBB-	95.2	22.4	20.0	19.5	3.5	149.9	310.5
BB+ thru BB-	11.0	1.8	3.6	—	—	4.2	20.6
B+ and below	1.4	—	—	—	—	—	1.4
Total	$148.6	$25.7	$60.5	$36.1	$16.8	$359.4	$647.1

Residential mortgage loans (1):
Performing	$243.5	$460.7	$192.6	$180.8	$171.1	$389.1	$1,637.8
Non-performing	—	0.9	0.9	0.1	—	7.4	9.3
Total	$243.5	$461.6	$193.5	$180.9	$171.1	$396.5	$1,647.1

Reinsurance recoverables							$1,076.0
(1)	The amortized cost of mortgage loans excluded accrued interest receivable of $58.8 million as of June 30, 2020.

The amortized cost of our commercial mortgage loan portfolio by credit risk, as determined by our internal rating system expressed in terms of an S&P bond equivalent rating, was as follows:

	December 31, 2019 (1)
	Brick and mortar	Credit tenant loans	Total

	(in millions)
A- and above	$13,885.2	$76.7	$13,961.9
BBB+ thru BBB-	943.1	83.8	1,026.9
BB+ thru BB-	23.3	—	23.3
B+ and below	5.1	—	5.1
Total	$14,856.7	$160.5	$15,017.2
(1)	Prior to the implementation of authoritative guidance in 2020, commercial mortgage loan credit quality disclosures included information about classes of those mortgages and information by vintage was excluded. Beginning in 2020, we determined that total commercial mortgage loans by credit risk and vintage is the most meaningful presentation.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

The amortized cost of financing receivables on non-accrual status was as follows:

	June 30, 2020
			Amortized cost
	Beginning	Ending	of nonaccrual
	amortized cost	amortized cost	assets without
	on nonaccrual	on nonaccrual	a valuation
	status	status	allowance

	(in millions)
Commercial mortgage loans	$5.0	$4.6	$—
Residential mortgage loans	6.8	8.1	0.7
Total	$11.8	$12.7	$0.7

December 31, 2019 (1)
(in millions)
Residential:
First liens	$8.8
Home equity	3.0
Total	$11.8
(1)

Prior to the implementation of authoritative guidance in 2020, commercial and residential mortgage loan non-accrual disclosures included information about classes of those mortgages. Beginning in 2020, we determined that total commercial and residential mortgage loans on non-accrual status is the most meaningful presentation.

As of June 30, 2020, no interest income was recognized on non-accrual financing receivables.

The aging of our financing receivables, based on amortized cost, was as follows:

	June 30, 2020
							Amortized
							cost
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total (1)	accruing

	(in millions)
Commercial mortgage loans	$14.9	$30.1	$12.3	$57.3	$15,038.2	$15,095.5	$7.7
Direct financing leases	3.5	—	—	3.5	643.6	647.1	—
Residential mortgage loans	40.6	18.4	3.1	62.1	1,585.0	1,647.1	1.2
Total	$59.0	$48.5	$15.4	$122.9	$17,266.8	$17,389.7	$8.9
(1)	No reinsurance recoverables were considered past due as of June 30, 2020.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

	December 31, 2019 (1)
							Recorded
							investment
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total loans	accruing

	(in millions)
Commercial-brick and mortar	$—	$—	$—	$—	$14,856.7	$14,856.7	$—
Commercial-credit tenant loans	—	—	—	—	160.5	160.5	—
Residential-first liens	46.6	9.3	11.2	67.1	1,418.6	1,485.7	2.7
Residential-home equity	0.8	—	0.3	1.1	9.9	11.0	—
Total	$47.4	$9.3	$11.5	$68.2	$16,445.7	$16,513.9	$2.7
(1)

Prior to the implementation of authoritative guidance in 2020, commercial and residential mortgage loan past due disclosures included information about classes of those mortgages. Beginning in 2020, we determined that aging for total commercial and residential mortgage loans is the most meaningful presentation.

Financing Receivables Valuation Allowance

We establish a valuation allowance to provide for the risk of credit losses inherent in our financing receivables. The valuation allowance is maintained at a level believed adequate by management to absorb estimated expected credit losses. The valuation allowance is based on amortized cost excluding accrued interest receivable and includes reserves for pools of financing receivables with similar risk characteristics. We do not measure a credit loss allowance on accrued interest receivable because we write off the uncollectible accrued interest receivable balance to net investment income in a timely manner, generally within 90 days domestically or, in the Chilean market, based on the nature of the loans and collection practices in that market. For the three and six months ended June 30, 2020, we wrote off $0.0 million and $0.0 million, respectively, of commercial mortgage loan accrued interest receivable. For the three and six months ended June 30, 2020, we wrote off $0.0 million and $0.0 million, respectively, of residential mortgage loan accrued interest receivable.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

We estimate expected credit losses for certain commercial mortgage loan or direct financing lease commitments where we have a contractual obligation to extend credit. The expected credit losses are estimated based on the commercial mortgage loan or direct financing lease valuation allowance process described previously, adjusted for probability of funding. The estimated expected credit losses for commercial mortgage loan and direct financing lease commitments are reported in other liabilities on the consolidated statements of financial position. The change in the credit loss liability for commitments is included in net realized capital gains (losses) on the consolidated statements of operations. Once funded, expected credit losses for commercial mortgage loans or direct financing leases are included within the commercial mortgage loan or direct financing lease valuation allowance described previously.

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

A rollforward of our valuation allowance was as follows:

	For the three months ended June 30, 2020
		Direct
	Commercial	financing	Residential	Reinsurance
	mortgage loans	leases	mortgage loans	recoverables	Total

	(in millions)
Beginning balance	$37.7	$0.2	$6.1	$2.5	$46.5
Provision	2.7	—	(1.0)	—	1.7
Charge-offs	—	—	(0.1)	—	(0.1)
Recoveries	—	—	0.6	—	0.6
Ending balance	$40.4	$0.2	$5.6	$2.5	$48.7

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

	For the six months ended June 30, 2020
		Direct
	Commercial	financing	Residential	Reinsurance
	mortgage loans	leases	mortgage loans	recoverables	Total

	(in millions)
Beginning balance (1)	$27.3	$—	$3.3	$2.5	$33.1
Provision (2)	13.1	0.2	1.3	—	14.6
Charge-offs	—	—	(0.2)	—	(0.2)
Recoveries	—	—	1.2	—	1.2
Ending balance	$40.4	$0.2	$5.6	$2.5	$48.7

	For the three months ended June 30, 2019 (3)
	Commercial	Residential	Total

	(in millions)
Beginning balance	$24.7	$2.9	$27.6
Provision	0.7	(0.8)	(0.1)
Charge-offs	—	(0.3)	(0.3)
Recoveries	—	0.9	0.9
Ending balance	$25.4	$2.7	$28.1

	For the six months ended June 30, 2019 (3)
	Commercial	Residential	Total

	(in millions)
Beginning balance	$24.3	$3.1	$27.4
Provision	1.1	(1.6)	(0.5)
Charge-offs	—	(0.4)	(0.4)
Recoveries	—	1.6	1.6
Ending balance	$25.4	$2.7	$28.1

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$—	$1.5	$1.5
Collectively evaluated for impairment	25.4	1.2	26.6
Allowance ending balance	$25.4	$2.7	$28.1

Loan balance by basis of impairment method:
Individually evaluated for impairment	$—	$13.3	$13.3
Collectively evaluated for impairment	14,830.6	1,321.0	16,151.6
Loan ending balance	$14,830.6	$1,334.3	$16,164.9
(1)	Upon adoption of authoritative guidance effective January 1, 2020, we updated accounting policies and methodology, adjusted the commercial and residential mortgage loan valuation allowance and established a valuation allowance for reinsurance recoverables. See Note 1, Nature of Operations and Significant Accounting Policies under the caption, "Recent Accounting Pronouncements" for further details.
(2)	During the six months ended June 30, 2020, the outbreak of COVID-19 adversely impacted global economic activity and contributed to significant volatility in financial markets. As a result, certain current and forecasted environmental factors management believes to be relevant were adjusted, resulting in an increase in the valuation allowance for commercial and residential mortgage loans and direct financing leases.
(3)	Prior to the implementation of authoritative guidance in 2020, only commercial and residential mortgage loans were included in the allowance rollforward and the allowance was based on either individual or collective evaluation.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

Mortgage Loans

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. Mortgage loans purchased and sold were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)
Commercial mortgage loans:
Purchased	$73.5	$103.0	$86.3	$115.9
Sold	—	—	1.1	0.5
Residential mortgage loans:
Purchased	267.7	66.2	494.5	99.4
Sold	48.5	21.2	73.4	32.1

Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	June 30, 2020		December 31, 2019
	Amortized	Percent	Amortized	Percent
	cost	of total	cost	of total

	($ in millions)
Geographic distribution
New England	$668.4	4.4%	$613.9	4.1%
Middle Atlantic	4,137.7	27.4	4,139.7	27.5
East North Central	611.8	4.1	624.5	4.2
West North Central	236.7	1.6	237.2	1.6
South Atlantic	2,286.0	15.1	2,318.4	15.4
East South Central	340.7	2.3	438.5	2.9
West South Central	1,404.1	9.3	1,450.0	9.7
Mountain	972.3	6.4	931.8	6.2
Pacific	4,121.2	27.3	3,963.7	26.4
International	316.6	2.1	299.5	2.0
Total	$15,095.5	100.0%	$15,017.2	100.0%

Property type distribution
Office	$4,689.9	31.1%	$4,887.1	32.6%
Retail	1,921.3	12.7	2,052.6	13.7
Industrial	2,310.0	15.3	2,268.5	15.1
Apartments	5,616.7	37.2	5,246.9	34.9
Hotel	89.9	0.6	90.8	0.6
Mixed use/other	467.7	3.1	471.3	3.1
Total	$15,095.5	100.0%	$15,017.2	100.0%

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

Impaired Mortgage Loans

Prior to 2020, impaired mortgage loans were loans with a related specific valuation allowance, loans whose carrying amount had been reduced to the expected collectible amount because the impairment had been considered other than temporary or a loan modification had been classified as a TDR. Based on an assessment as to the collectability of the principal, a determination was made to apply any payments received either against the principal, against the valuation allowance or according to the contractual terms of the loan. We did not have any significant impaired mortgage loans in 2019.

Mortgage Loan Modifications

We assess COVID-19 related loan modifications to determine if they are in scope of the CARES Act TDR relief and the Interagency Statement guidance. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption "Investments" for further details. COVID-19 related loan modifications typically include delayed principal and interest payments. Based on the terms of the delayed principal and interest payments, past due status generally will not advance, and loans generally will not be placed on non-accrual status during the delay. We did not have a significant amount of COVID-19 related loan modifications that were in scope of the CARES Act TDR relief or the Interagency Statement guidance for the three and six months ended June 30, 2020.

We assess loan modifications outside the scope of the CARES Act TDR relief or Interagency Statement guidance on a case-by-case basis to evaluate whether a TDR has occurred. When we have commercial mortgage loan TDRs, they are modified to delay or reduce principal payments and to reduce or delay interest payments. The commercial mortgage loan modifications result in delayed cash receipts, a decrease in interest income and loan rates that are considered below market. When we have residential mortgage loan TDRs, they include modifications of interest-only payment periods, delays in principal balloon payments and interest rate reductions. Residential mortgage loan modifications result in delayed or decreased cash receipts and a decrease in interest income.

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

We did not have any significant loans that were modified and met the criteria of a TDR for the three and six months ended June 30, 2020 and 2019.

Securities Posted as Collateral

As of June 30, 2020 and December 31, 2019, we posted $4,350.9 million and $4,062.0 million, respectively, in commercial mortgage loans and residential first lien mortgages to satisfy collateral requirements associated with our obligation under funding agreements with Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, as of June 30, 2020 and December 31, 2019, we posted $3,005.9 million and $2,749.4 million, respectively, in fixed maturities, available-for-sale and trading securities to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant (“FCM”) agreements, a lending arrangement and our obligation under funding agreements with FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as mortgage loans, fixed maturities, available-for-sale and fixed maturities, trading, respectively, on our consolidated statements of financial position. Of the securities posted as collateral, as of June 30, 2020 and December 31, 2019, $260.3 million and $163.9 million, respectively, could be sold or repledged by the secured party.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

Balance Sheet Offsetting

Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	assets (1)	instruments (2)	received	Net amount

	(in millions)
June 30, 2020
Derivative assets	$530.6	$(100.3)	$(426.3)	$4.0
Reverse repurchase agreements	21.7	—	(21.7)	—
Total	$552.3	$(100.3)	$(448.0)	$4.0
December 31, 2019
Derivative assets	$288.7	$(88.4)	$(197.6)	$2.7
Reverse repurchase agreements	23.6	—	(23.6)	—
Total	$312.3	$(88.4)	$(221.2)	$2.7
(1)	The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents, respectively, on the consolidated statements of financial position. The above excludes $0.8 million and $6.0 million of derivative assets as of June 30, 2020 and December 31, 2019, respectively, that are not subject to master netting agreements or similar agreements. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	liabilities (1)	instruments (2)	pledged	Net amount

	(in millions)
June 30, 2020
Derivative liabilities	$192.8	$(100.3)	$(77.5)	$15.0
December 31, 2019
Derivative liabilities	$216.0	$(88.4)	$(118.3)	$9.3
(1)	The gross amount of recognized derivative liabilities is reported with other liabilities on the consolidated statements of financial position. The above excludes $576.0 million and $314.5 million of derivative liabilities as of June 30, 2020 and December 31, 2019, respectively, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amounts of derivative liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative assets that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative liabilities for presentation on the consolidated statements of financial position.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
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

Repurchase and reverse repurchase agreements include provisions to setoff other repurchase and reverse repurchase balances with the same counterparty. Repurchase and reverse repurchase agreements also include collateral provisions with the counterparties. For reverse repurchase agreements we require the counterparties to pledge collateral with a value greater than the amount of cash transferred. We have the right but do not sell or repledge collateral received in reverse repurchase agreements. Repurchase agreements are structured as secured borrowings for all counterparties. We pledge fixed maturities available-for-sale, which the counterparties have the right to sell or repledge. Interest incurred on repurchase agreements is reported as part of operating expenses on the consolidated statements of operations. Net proceeds related to repurchase agreements are reported as a component of financing activities on the consolidated statements of cash flows. We did not have any outstanding repurchase agreements as of June 30, 2020 and December 31, 2019.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
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

Currency options are contracts that give the holder the right, but not the obligation to buy or sell a specified amount of the identified currency within a limited period of time at a contracted price. The contracts are net settled in cash, based on the differential in the current foreign exchange rate and the strike price. Purchased and sold options can be combined to form a foreign currency collar where we receive a payment if the foreign exchange rate is below the purchased option strike price and make a payment if the foreign exchange rate is above the sold option strike price. We have used currency options to hedge expected cash flows from our foreign operations.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
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

We had a structured investment relationship with a trust we determined to be a VIE, which was consolidated in our financial statements. The certificates issued by the trust included obligations to deliver an underlying security to residual interest holders and the obligations contained an embedded derivative of the forecasted transaction to deliver the underlying security. The certificates matured in the second quarter of 2020.

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
June 30, 2020
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

We posted $282.9 million and $271.6 million in cash and securities under collateral arrangements as of June 30, 2020 and December 31, 2019, respectively, to satisfy collateral and initial margin requirements associated with our derivative credit support agreements and FCM agreements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of June 30, 2020 and December 31, 2019, was $117.0 million and $164.7 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral triggers, we posted collateral and initial margin of $282.9 million and $271.6 million as of June 30, 2020 and December 31, 2019, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2020, we would be required to post an additional $83.1 million of collateral to our counterparties.

As of June 30, 2020 and December 31, 2019, we had received $383.7 million and $156.8 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
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

	June 30, 2020	December 31, 2019

	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$38,991.6	$35,173.6
Interest rate options	1,886.9	1,416.9
Interest rate futures	591.5	142.5
Swaptions	62.0	62.0
Foreign exchange contracts:
Currency forwards	1,185.9	1,182.3
Currency swaps	986.0	1,027.2
Currency options	—	53.8
Equity contracts:
Equity options	1,735.9	1,672.8
Equity futures	379.9	149.5
Credit contracts:
Credit default swaps	310.0	165.0
Other contracts:
Embedded derivatives	9,764.8	9,742.3
Total notional amounts at end of period	$55,894.5	$50,787.9

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$351.7	$181.9
Interest rate options	65.1	28.3
Foreign exchange contracts:
Currency swaps	71.7	55.4
Currency forwards	10.9	4.9
Currency options	—	0.1
Equity contracts:
Equity options	39.3	30.5
Credit contracts:
Credit default swaps	2.6	0.5
Total gross credit exposure	541.3	301.6
Less: collateral received	446.5	208.3
Net credit exposure	$94.8	$93.3

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019

	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$—	$—	$31.2	$21.3
Foreign exchange contracts	61.3	30.0	0.8	15.2
Total derivatives designated as hedging instruments	$61.3	$30.0	$32.0	$36.5

Derivatives not designated as hedging instruments
Interest rate contracts	$408.3	$204.2	$40.9	$16.7
Foreign exchange contracts	20.0	29.5	102.9	100.2
Equity contracts	39.3	30.5	14.7	63.1
Credit contracts	2.5	0.5	2.3	1.2
Other contracts	—	—	576.0	312.8
Total derivatives not designated as hedging instruments	470.1	264.7	736.8	494.0

Total derivative instruments	$531.4	$294.7	$768.8	$530.5
(1)	The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.
(2)	The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivatives with a net liability fair value of $576.0 million and $214.2 million as of June 30, 2020 and December 31, 2019, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also may have purchased credit protection with identical underlyings to certain of our sold protection transactions. As of June 30, 2020 and December 31, 2019, we did not purchase credit protection relating to our sold protection transactions. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

The following tables show our credit default swap protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	June 30, 2020
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)

	(in millions)
Single name credit default swaps
Corporate debt
A	$20.0	$0.4	$20.0	5.0
BBB	115.0	1.4	115.0	4.4
Sovereign
A	20.0	0.3	20.0	5.0
BBB	15.0	0.1	15.0	1.5
Total credit default swap protection sold	$170.0	$2.2	$170.0	4.3

	December 31, 2019
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)

	(in millions)
Single name credit default swaps
Corporate debt
A	$5.0	$—	$5.0	0.5
BBB	70.0	0.2	70.0	2.6
Sovereign
BBB	15.0	0.3	15.0	2.0
Total credit default swap protection sold	$90.0	$0.5	$90.0	2.4

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
June 30, 2020
(Unaudited)

The following amounts were recorded on the consolidated statements of financial position related to cumulative basis adjustments for fair value hedges. The amortized cost includes the amortized cost basis and the fair value hedging basis adjustment.

			Cumulative amount of fair
			value hedging basis adjustment
Line item in the consolidated statements			included in the amortized cost
of financial position in which the	Amortized cost of hedged item		of the hedged item
hedged item is included	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019

	(in millions)
Fixed maturities, available-for-sale:
Active hedging relationships	$152.8	$142.0	$29.3	$18.1
Discontinued hedging relationships	137.1	159.3	6.5	7.7
Total fixed maturities, available-for-sale in active or discontinued hedging relationships	$289.9	$301.3	$35.8	$25.8

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

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of financial position.

		Amount of gain (loss) recognized in AOCI on derivatives
		For the three months ended		For the six months ended
Derivatives in cash		June 30,		June 30,
flow hedging relationships	Related hedged item	2020	2019	2020	2019

		(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$(7.4)	$0.9	$(3.0)	$(3.3)
Foreign exchange contracts	Fixed maturities, available-for-sale	(18.8)	3.4	46.5	(5.2)
Total		$(26.2)	$4.3	$43.5	$(8.5)

We expect to reclassify net gains of $24.8 million from AOCI into net income in the next 12 months, which includes both net deferred gains on discontinued hedges and net losses on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations

The following tables show the effect of derivatives in fair value and cash flow hedging relationships and the related hedged items on the consolidated statements of operations.

	For the three months ended June 30, 2020
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	(losses) related to	expenses
	of fixed	hedges of fixed	related to	Operating
	maturities,	maturities,	hedges of	expenses
	available-	available-	investment	related to
	for-sale	for-sale	contracts	hedges of debt

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$944.6	$(27.4)	$1,601.3	$983.3

Losses on fair value hedging relationships:
Interest rate contracts:
Gain recognized on hedged item	$0.2	$—	$—	$—
Loss recognized on derivatives	(0.2)	—	—	—
Amortization of hedged item basis adjustments	(0.6)	—	—	—
Amounts related to periodic settlements on derivatives	(1.2)	—	—	—
Total loss recognized for fair value hedging relationships	$(1.8)	$—	$—	$—

Gains on cash flow hedging relationships:
Interest rate contracts:
Gain reclassified from AOCI on derivatives	$4.7	$3.9	$—	$—

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	4.0	—	—
Amounts related to periodic settlements on derivatives	2.1	—	—	—
Total gain recognized for cash flow hedging relationships	$6.8	$7.9	$—	$—

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

	For the six months ended June 30, 2020
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	related to	expenses
	of fixed	hedges of fixed	related to	Operating
	maturities,	maturities,	hedges of	expenses
	available-	available-	investment	related to
	for-sale	for-sale	contracts	hedges of debt

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$1,928.2	$104.0	$4,460.0	$2,318.8

Losses on fair value hedging relationships:
Interest rate contracts:
Gain recognized on hedged item	$11.2	$—	$—	$—
Loss recognized on derivatives	(11.5)	—	—	—
Amortization of hedged item basis adjustments	(1.3)	—	—	—
Amounts related to periodic settlements on derivatives	(2.3)	—	—	—
Total loss recognized for fair value hedging relationships	$(3.9)	$—	$—	$—

Gains on cash flow hedging relationships:
Interest rate contracts:
Gain reclassified from AOCI on derivatives	$9.4	$2.6	$—	$—

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	6.2	—	—
Amounts related to periodic settlements on derivatives	4.2	—	—	—
Total gain recognized for cash flow hedging relationships	$13.6	$8.8	$—	$—

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
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

The following tables show the effect of foreign exchange contracts used to hedge a portion of our net investment in certain sponsored investment funds on the consolidated financial statements.

			Amount of gain
	Amount of gain recognized		reclassified from AOCI into
	in AOCI on derivatives		net realized capital gains (losses)
	for the three months ended		for the three months ended
	June 30,		June 30,
Derivatives in net investment hedging relationships	2020	2019	2020	2019

	(in millions)
Foreign exchange contracts	$1.8	$—	$—	$—
Total	$1.8	$—	$—	$—

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

			Amount of gain
	Amount of gain recognized		reclassified from AOCI into
	in AOCI on derivatives		net realized capital gains (losses)
	for the six months ended		for the six months ended
	June 30,		June 30,
Derivatives in net investment hedging relationships	2020	2019	2020	2019

	(in millions)
Foreign exchange contracts	$9.3	$—	$—	$—
Total	$9.3	$—	$—	$—

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

	Amount of gain (loss) recognized in		Amount of gain (loss) recognized in
	net income on derivatives for the		net income on derivatives for the
	three months ended June 30,		six months ended June 30,
Derivatives not designated as hedging instruments	2020	2019	2020	2019

	(in millions)
Interest rate contracts	$(19.9)	$94.1	$480.5	$161.4
Foreign exchange contracts	24.3	5.4	(32.6)	10.0
Equity contracts	(188.2)	(15.8)	(11.1)	(90.8)
Credit contracts	(1.4)	(4.8)	1.0	(3.5)
Other contracts	(2.5)	(76.1)	(362.3)	(71.4)
Total	$(187.7)	$2.8	$75.5	$5.7

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

5. Insurance Liabilities

Liability for Unpaid Claims

The liability for unpaid claims is reported in future policy benefits and claims within our consolidated statements of financial position. Activity associated with unpaid claims was as follows:

	For the six months ended June 30,
	2020	2019

	(in millions)
Balance at beginning of period	$2,365.5	$2,252.7
Less: reinsurance recoverable	403.8	404.3
Net balance at beginning of period	1,961.7	1,848.4
Incurred:
Current year	609.5	653.6
Prior years	34.7	29.0
Total incurred	644.2	682.6
Payments:
Current year	333.7	387.8
Prior years	257.6	238.1
Total payments	591.3	625.9
Net balance at end of period	2,014.6	1,905.1
Plus: reinsurance recoverable	418.0	403.7
Balance at end of period	$2,432.6	$2,308.8

Amounts not included in the rollforward above:
Claim adjustment expense liabilities	$56.9	$55.1

Incurred liability adjustments relating to prior years, which affected current operations during 2020 and 2019, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid claims.

6. Long-Term Debt

	June 30, 2020
		Net unamortized
		discount,
		premium and
		debt issuance	Carrying
	Principal	costs	amount

	(in millions)
3.3% notes payable, due 2022	$300.0	$(0.9)	$299.1
3.125% notes payable, due 2023	300.0	(0.8)	299.2
3.4% notes payable, due 2025	400.0	(2.4)	397.6
3.1% notes payable, due 2026	350.0	(2.2)	347.8
3.7% notes payable, due 2029	500.0	(5.8)	494.2
2.125% notes payable, due 2030	500.0	(6.9)	493.1
6.05% notes payable, due 2036	505.6	(2.5)	503.1
4.625% notes payable, due 2042	300.0	(3.2)	296.8
4.35% notes payable, due 2043	300.0	(3.1)	296.9
4.3% notes payable, due 2046	300.0	(3.3)	296.7
4.7% notes payable, due 2055	400.0	(4.9)	395.1
Non-recourse mortgages and notes payable	42.7	1.1	43.8
Total long-term debt	$4,198.3	$(34.9)	$4,163.4

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

	December 31, 2019
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

On June 12, 2020, we issued $500.0 million of senior notes. The notes bear interest at 2.125% and will mature in 2030. Interest on the notes is payable semi-annually on June 15 and December 15 each year, beginning on December 15, 2020. The proceeds from these notes were used for general corporate purposes.

7. Income Taxes

Effective Income Tax Rate

Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate was as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
U.S. corporate income tax rate	21%	21%	21%	21%
Dividends received deduction	(3)	(4)	(4)	(5)
Tax credits	(2)	(3)	(2)	(2)
Impact of equity method presentation	(1)	(1)	(1)	(1)
Interest exclusion from taxable income	(1)	(1)	(1)	(1)
State income taxes	—	—	—	1
Other	3	1	2	1
Effective income tax rate	17%	13%	15%	14%

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

8. Employee and Agent Benefits

Components of Net Periodic Benefit Cost

			Other postretirement
	Pension benefits		benefits
	For the three months ended		For the three months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)
Service cost	$18.2	$16.7	$—	$—
Interest cost	29.4	32.1	0.7	1.0
Expected return on plan assets	(39.2)	(36.4)	(9.0)	(8.3)
Amortization of prior service benefit	(4.2)	(2.0)	(0.3)	(0.3)
Recognized net actuarial loss	18.9	17.2	—	—
Net periodic benefit cost (income)	$23.1	$27.6	$(8.6)	$(7.6)

			Other postretirement
	Pension benefits		benefits
	For the six months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)
Service cost	$36.3	$33.5	$—	$—
Interest cost	58.7	64.9	1.4	1.9
Expected return on plan assets	(78.4)	(71.9)	(18.0)	(16.6)
Amortization of prior service benefit	(8.4)	(2.9)	(0.5)	(0.6)
Recognized net actuarial loss	37.7	34.1	—	—
Net periodic benefit cost (income)	$45.9	$57.7	$(17.1)	$(15.3)

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

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. It is too early to determine, but we do not anticipate that we will be required to fund a minimum required contribution under ERISA. Regardless, it is possible that we may fund the qualified and nonqualified pension plans in 2020 for a combined total of up to $75.0 million. During the three and six months ended June 30, 2020, we contributed $15.7 million and $21.4 million to these plans, respectively.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

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

While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe any such matter will have a material adverse effect on our business or financial position. As of June 30, 2020, we had no estimated loss accrued related to the legal matter discussed above because we believe the chance of loss from this matter is not probable and the amount of loss cannot be reasonably estimated.

To the extent such matters present a reasonably possible chance of loss, we are generally not able to estimate the possible loss or range of loss associated therewith. The outcome of such matters is always uncertain and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate at June 30, 2020.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. The terms of these agreements range in duration and often are not explicitly defined. The maximum exposure under these agreements as of June 30, 2020, was approximately $111.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period. Furthermore, in connection with our contingent funding agreements, we are required to purchase any principal and interest strips of U.S. Treasury securities that are due and not paid from the associated unconsolidated trusts. The maximum exposure under these agreements as of June 30, 2020, was $750.0 million.

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

10. Stockholders’ Equity

Common Stock Dividends

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Dividends declared per common share	$0.56	$0.54	$1.12	$1.08

Reconciliation of Outstanding Common Shares

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)
Beginning balance	273.4	278.2	276.6	279.5
Shares issued	0.6	0.4	1.8	2.2
Treasury stock acquired	—	—	(4.4)	(3.1)
Ending balance	274.0	278.6	274.0	278.6

In November 2018, our Board of Directors authorized a share repurchase program of up to $500.0 million of our outstanding common stock, which was completed in February 2020. In February 2020, our Board of Directors authorized a share repurchase program of up to $900.0 million of our outstanding common stock, which has no expiration date. We paused our share repurchase program in March 2020.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

Other Comprehensive Income

	For the three months ended			For the six months ended
	June 30, 2020			June 30, 2020
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax

	(in millions)
Net unrealized gains on available-for-sale securities during the period	$4,195.7	$(900.4)	$3,295.3	$1,418.0	$(300.1)	$1,117.9
Reclassification adjustment for gains included in net income (1)	(47.9)	11.0	(36.9)	(57.4)	13.6	(43.8)
Adjustments for assumed changes in amortization patterns	(336.4)	70.6	(265.8)	(3.9)	0.8	(3.1)
Adjustments for assumed changes in policyholder liabilities	(1,232.5)	277.6	(954.9)	(570.3)	125.4	(444.9)
Net unrealized gains on available-for-sale securities	2,578.9	(541.2)	2,037.7	786.4	(160.3)	626.1

Net unrealized gains ( losses) on derivative instruments during the period	(10.8)	3.1	(7.7)	55.4	(11.1)	44.3
Reclassification adjustment for gains included in net income (3)	(12.6)	1.8	(10.8)	(18.2)	3.3	(14.9)
Adjustments for assumed changes in amortization patterns	1.0	(0.2)	0.8	0.7	(0.2)	0.5
Adjustments for assumed changes in policyholder liabilities	1.7	(0.4)	1.3	2.9	(0.6)	2.3
Net unrealized gains (losses) on derivative instruments	(20.7)	4.3	(16.4)	40.8	(8.6)	32.2

Foreign currency translation adjustment during the period	30.0	(13.6)	16.4	(306.6)	(2.8)	(309.4)
Reclassification adjustment for losses included in net income (4)	—	—	—	31.5	—	31.5
Foreign currency translation adjustment	30.0	(13.6)	16.4	(275.1)	(2.8)	(277.9)

Unrecognized postretirement benefit obligation during the period	—	(0.1)	(0.1)	0.6	(0.2)	0.4
Amortization of amounts included in net periodic benefit cost (5)	14.4	(3.9)	10.5	28.8	(7.8)	21.0
Net unrecognized postretirement benefit obligation	14.4	(4.0)	10.4	29.4	(8.0)	21.4

Other comprehensive income	$2,602.6	$(554.5)	$2,048.1	$581.5	$(179.7)	$401.8

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

(4)	The 2020 pre-tax reclassification adjustment primarily related to the release of the cumulative translation adjustment from the dissolution of a foreign subsidiary. The 2019 pre-tax reclassification adjustment primarily related to deconsolidated sponsored investment funds and was reported in net realized capital gains (losses) on the consolidated statements of operations. For both the three and six months ended June 30, 2019, $5.7 million of this reclassification relates to noncontrolling interest and is reported in net income attributable to noncontrolling interest on the consolidated statements of operations.
(5)	Amount is comprised of amortization of prior service cost (benefit) and recognized net actuarial (gain) loss, which is reported in operating expenses on the consolidated statements of operations. See Note 8, Employee and Agent Benefits, under the caption “Components of Net Periodic Benefit Cost” for further details.

Accumulated Other Comprehensive Income (Loss)

		Noncredit
	Net unrealized	component of	Net unrealized	Foreign	Unrecognized	Accumulated
	gains on	impairment losses	gains	currency	postretirement	other
	available-for-sale	on fixed maturities	on derivative	translation	benefit	comprehensive
	securities(1)	available-for-sale(2)	instruments	adjustment	obligation	income (loss)

	(in millions)
Balances as of April 1, 2019	$1,294.3	$(49.6)	$59.9	$(1,222.1)	$(501.4)	$(418.9)
Other comprehensive income during the period, net of adjustments	962.4	(0.3)	11.6	2.5	46.3	1,022.5
Amounts reclassified from AOCI	22.4	—	(10.0)	20.8	10.9	44.1
Other comprehensive income	984.8	(0.3)	1.6	23.3	57.2	1,066.6
Balances as of June 30, 2019	$2,279.1	$(49.9)	$61.5	$(1,198.8)	$(444.2)	$647.7

Balances as of April 1, 2020	$1,350.6	$—	$102.0	$(1,627.2)	$(424.6)	$(599.2)
Other comprehensive income during the period, net of adjustments	2,074.5	—	(5.6)	18.3	(0.1)	2,087.1
Amounts reclassified to AOCI	(36.9)	—	(10.8)	—	10.5	(37.2)
Other comprehensive income	2,037.6	—	(16.4)	18.3	10.4	2,049.9
Balances as of June 30, 2020	$3,388.2	$—	$85.6	$(1,608.9)	$(414.2)	$1,450.7

		Noncredit
	Net unrealized	component of	Net unrealized	Foreign	Unrecognized	Accumulated
	gains on	impairment losses	gains	currency	postretirement	other
	available-for-sale	on fixed maturities	on derivative	translation	benefit	comprehensive
	securities (1)	available-for-sale (2)	instruments	adjustment	obligation	income (loss)

	(in millions)
Balances as of January 1, 2019	$190.0	$(47.1)	$64.4	$(1,259.5)	$(512.9)	$(1,565.1)
Other comprehensive income during the period, net of adjustments	2,059.7	(2.8)	9.1	40.3	46.3	2,152.6
Amounts reclassified from AOCI	29.4	—	(12.0)	20.4	22.4	60.2
Other comprehensive income	2,089.1	(2.8)	(2.9)	60.7	68.7	2,212.8
Balances as of June 30, 2019	$2,279.1	$(49.9)	$61.5	$(1,198.8)	$(444.2)	$647.7

Balances as of January 1, 2020	$2,806.0	$(44.1)	$53.4	$(1,341.8)	$(435.6)	$1,037.9
Other comprehensive income during the period, net of adjustments	670.1	—	47.1	(298.6)	0.4	419.0
Amounts reclassified to AOCI	(43.8)	—	(14.9)	31.5	21.0	(6.2)
Other comprehensive income	626.3	—	32.2	(267.1)	21.4	412.8
Effects of implementation of accounting change related to credit losses, net	(44.1)	44.1	—	—	—	—
Balances as of June 30, 2020	$3,388.2	$—	$85.6	$(1,608.9)	$(414.2)	$1,450.7
(1)	Net unrealized losses on available-for-sale debt securities for which an allowance for credit loss has been recorded were $5.7 million as of June 30, 2020.
(2)	Prior to the implementation of authoritative guidance in 2020, the noncredit component of impairment losses on fixed maturities, available-for-sale was included as a separate component of stockholders' equity.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

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

Following is a reconciliation of the changes in the redeemable noncontrolling interest (in millions):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)
Balance at beginning of period	$239.7	$537.7	$264.9	$391.2
Net income (loss) attributable to redeemable noncontrolling interest	15.7	4.0	(8.0)	24.3
Redeemable noncontrolling interest of deconsolidated entities (1)	—	(370.0)	—	(370.0)
Contributions from redeemable noncontrolling interest	40.4	154.0	74.6	297.7
Distributions to redeemable noncontrolling interest	(18.1)	(25.8)	(47.8)	(46.1)
Change in redemption value of redeemable noncontrolling interest	(2.5)	(1.0)	(1.9)	1.7
Stock-based compensation attributable to redeemable noncontrolling interest	—	0.1	—	0.1
Other comprehensive income (loss) attributable to redeemable noncontrolling interest	(2.5)	5.5	(9.1)	5.6
Balance at end of period	$272.7	$304.5	$272.7	$304.5
(1)	We deconsolidated certain sponsored investment funds as they no longer met the requirements for consolidation.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
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

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of June 30, 2020, less than 1% of our total fixed maturities were Level 3 securities valued using internal pricing models.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

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

Foreign Exchange Contracts. We use discounted cash flow valuation techniques that utilize observable swap curves and exchange rates as the inputs to determine the fair value of foreign currency swaps. These are reflected in Level 2. Currency forwards are and currency options were valued using observable market inputs, including forward currency exchange rates. These are reflected in Level 2. In addition, we have a limited number of non-standard currency swaps that are and currency options that were valued using broker quotes. These are reflected within Level 3.

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

Invested assets of consolidated sponsored investment funds include equity securities, fixed maturities and derivative assets, for which fair values are determined as previously described, and are reflected in Level 1 and Level 2.

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
June 30, 2020
(Unaudited)

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

Other Liabilities

Derivative liabilities of consolidated sponsored investment funds are reported at fair value within other liabilities. Fair values of these derivatives are determined as previously described and are reflected in Level 2. Certain obligations reported in other liabilities included embedded derivatives of the forecasted transactions to deliver underlying securities of structured investments to third parties. The fair value of the embedded derivatives was calculated based on the value of the underlying securities that were valued based on prices obtained from third party pricing vendors as utilized and described in our discussion of how fair value is determined for fixed maturities, which was reflected in Level 2. The certificates matured in the second quarter of 2020.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2020
	Assets/	Amount
	(liabilities)	measured at
	measured at	net asset	Fair value hierarchy level
	fair value	value (4)	Level 1	Level 2	Level 3

	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,875.0	$—	$1,460.2	$414.8	$—
Non-U.S. governments	1,006.9	—	1.0	1,005.9	—
States and political subdivisions	8,713.6	—	—	8,713.6	—
Corporate	43,586.8	—	—	43,311.8	275.0
Residential mortgage-backed pass-through securities	3,323.6	—	—	3,323.6	—
Commercial mortgage-backed securities	4,706.5	—	—	4,693.4	13.1
Collateralized debt obligations (1)	3,506.0	—	—	3,503.2	2.8
Other debt obligations	7,550.8	—	—	7,479.6	71.2
Total fixed maturities, available-for-sale	74,269.2	—	1,461.2	72,445.9	362.1
Fixed maturities, trading	583.8	—	0.5	583.3	—
Equity securities	1,778.5	—	617.9	1,160.6	—
Derivative assets (2)	531.4	—	—	530.3	1.1
Other investments	769.0	75.6	255.6	399.1	38.7
Cash equivalents	2,041.7	—	69.8	1,971.9	—
Sub-total excluding separate account assets	79,973.6	75.6	2,405.0	77,091.1	401.9
Separate account assets	155,936.3	135.4	89,113.4	57,866.2	8,821.3
Total assets	$235,909.9	$211.0	$91,518.4	$134,957.3	$9,223.2

Liabilities
Investment and universal life contracts (3)	$(576.0)	$—	$—	$—	$(576.0)
Derivative liabilities (2)	(192.8)	—	—	(177.5)	(15.3)
Other liabilities	(0.1)	—	—	(0.1)	—
Total liabilities	$(768.9)	$—	$—	$(177.6)	$(591.3)

Net assets	$235,141.0	$211.0	$91,518.4	$134,779.7	$8,631.9

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
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

(4)

Certain investments are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy. Other investments using the NAV practical expedient consist of certain fund interests that are restricted until maturity with unfunded commitments totaling $12.4 million and $19.9 million as of June 30, 2020 and December 31, 2019, respectively. Separate account assets using the NAV practical expedient consist of hedge funds with varying investment strategies that also have a variety of redemption terms and conditions. We do not have unfunded commitments associated with these hedge funds.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows:

	For the three months ended June 30, 2020
		Total realized/unrealized
	Beginning	gains (losses)		Net			Ending
	asset/			purchases,			asset/
	(liability)			sales,			(liability)
	balance	Included in	Included in	issuances			balance
	as of	net	other	and	Transfers	Transfers	as of
	April 1,	income	comprehensive	settlements	into	out of	June 30,
	2020	(2)	income (3)	(4)	Level 3	Level 3	2020

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$170.3	$—	$5.7	$(15.7)	$217.3	$(102.6)	$275.0
Commercial mortgage-backed securities	14.4	(0.9)	(0.4)	—	—	—	13.1
Collateralized debt obligations	171.3	(0.9)	(0.5)	0.2	—	(167.3)	2.8
Other debt obligations	104.9	—	1.7	(15.8)	—	(19.6)	71.2
Total fixed maturities, available-for-sale	460.9	(1.8)	6.5	(31.3)	217.3	(289.5)	362.1
Fixed maturities, trading	0.3	—	—	—	—	(0.3)	—
Other investments	36.0	2.4	—	0.3	—	—	38.7
Separate account assets (1)	8,866.7	8.5	—	(53.9)	—	—	8,821.3

Liabilities
Investment and universal life contracts	(555.4)	(18.3)	—	(2.3)	—	—	(576.0)

Derivatives
Net derivative assets (liabilities)	(15.6)	2.5	—	(1.1)	—	—	(14.2)

	For the three months ended June 30, 2019
		Total realized/unrealized
	Beginning	gains (losses)		Net			Ending
	asset/			purchases,			asset/
	(liability)			sales,			(liability)
	balance	Included in	Included in	issuances			balance
	as of	net	other	and	Transfers	Transfers	as of
	April 1,	income	comprehensive	settlements	into	out of	June 30,
	2019	(2)	income (3)	(4)	Level 3	Level 3	2019

	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$4.2	$—	$—	$(0.3)	$—	$—	$3.9
Corporate	58.5	—	—	(13.8)	—	—	44.7
Commercial mortgage-backed securities	12.0	(3.2)	2.9	—	3.7	(2.3)	13.1
Collateralized debt obligations	5.9	—	0.5	(1.6)	30.0	—	34.8
Other debt obligations	43.4	—	0.5	16.0	—	—	59.9
Total fixed maturities, available-for-sale	124.0	(3.2)	3.9	0.3	33.7	(2.3)	156.4
Fixed maturities, trading	—	—	—	0.5	—	—	0.5
Equity securities	0.4	—	(0.4)	—	—	—	—
Other investments	29.4	0.1	—	(0.4)	—	—	29.1
Separate account assets (1)	8,718.7	138.9	0.5	4.2	—	(172.5)	8,689.8

Liabilities
Investment and universal life contracts	(40.5)	(76.2)	(0.2)	(1.8)	—	—	(118.7)

Derivatives
Net derivative assets (liabilities)	3.4	6.6	—	5.8	—	—	15.8

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

	For the six months ended June 30, 2020
		Total realized/unrealized
	Beginning	gains (losses)		Net			Ending
	asset/			purchases,			asset/
	(liability)			sales,			(liability)
	balance	Included	Included in	issuances			balance
	as of	in net	other	and	Transfers	Transfers	as of
	January 1,	income	comprehensive	settlements	into	out of	June 30,
	2020	(2)	income (3)	(4)	Level 3	Level 3	2020

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$81.7	$—	$(10.6)	$10.8	$342.0	$(148.9)	$275.0
Commercial mortgage-backed securities	12.9	(0.9)	1.1	—	—	—	13.1
Collateralized debt obligations	199.0	(1.0)	(22.6)	142.0	—	(314.6)	2.8
Other debt obligations	91.3	—	(1.4)	(2.7)	46.1	(62.1)	71.2
Total fixed maturities, available-for-sale	384.9	(1.9)	(33.5)	150.1	388.1	(525.6)	362.1
Fixed maturities, trading	0.3	—	—	—	—	(0.3)	—
Other investments	39.0	2.3	(2.9)	0.3	—	—	38.7
Separate account assets (1)	8,968.0	153.1	—	(299.8)	—	—	8,821.3

Liabilities
Investment and universal life contracts	(214.2)	(358.7)	(0.3)	(2.8)	—	—	(576.0)

Derivatives
Net derivative assets (liabilities)	13.0	1.8	—	(2.5)	—	(26.5)	(14.2)

	For the six months ended June 30, 2019
		Total realized/unrealized
	Beginning	gains (losses)		Net			Ending
	asset/			purchases,			asset/
	(liability)			sales,			(liability)
	balance	Included	Included in	issuances			balance
	as of	in net	other	and	Transfers	Transfers	as of
	January 1,	income	comprehensive	settlements	into	out of	June 30,
	2019	(2)	income (3)	(4)	Level 3	Level 3	2019

	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$4.6	$—	$—	$(0.7)	$—	$—	$3.9
Corporate	57.9	—	0.4	(13.6)	—	—	44.7
Commercial mortgage-backed securities	9.5	(3.2)	3.2	2.2	3.7	(2.3)	13.1
Collateralized debt obligations	8.3	(2.5)	0.3	(1.3)	30.0	—	34.8
Other debt obligations	58.5	—	1.6	25.8	—	(26.0)	59.9
Total fixed maturities, available-for-sale	138.8	(5.7)	5.5	12.4	33.7	(28.3)	156.4
Fixed maturities,trading	—	—	—	0.5	—	—	0.5
Other investments	17.2	2.3	—	(0.4)	10.0	—	29.1
Separate account assets (1)	8,615.5	313.5	0.1	(66.1)	—	(173.2)	8,689.8

Liabilities
Investment and universal life contracts	(45.2)	(71.9)	(0.1)	(1.5)	—	—	(118.7)

Derivatives
Net derivative assets (liabilities)	3.1	5.0	—	7.7	—	—	15.8
(1)	Gains and losses for separate account assets do not impact net income as the change in value of separate account assets is offset by a change in value of separate account liabilities. Foreign currency translation adjustments related to the Principal International segment separate account assets are recorded in AOCI and are offset by foreign currency translation adjustments of the corresponding separate account liabilities.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

(2)	Both realized gains (losses) and mark-to-market unrealized gains (losses) are generally reported in net realized capital gains (losses) within the consolidated statements of operations. Realized and unrealized gains (losses) on certain securities with an investment objective to realize economic value through mark-to-market changes are reported in net investment income within the consolidated statements of operations. Changes in unrealized gains (losses) included in net income relating to positions still held were:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)
Assets
Fixed maturities, available-for-sale:
Commercial mortgage-backed securities	$(0.9)	$(2.1)	$(0.9)	$(2.1)
Collateralized debt obligations	(0.9)	—	(1.0)	(2.5)
Total fixed maturities, available-for-sale	(1.8)	(2.1)	(1.9)	(4.6)
Other investments	2.4	0.1	2.3	2.3
Separate account assets	12.5	126.4	138.9	327.2

Liabilities
Investment and universal life contracts	(1.4)	(75.5)	(368.3)	(70.3)

Derivatives
Net derivative assets (liabilities)	2.6	11.2	0.5	8.9

(3)	Includes foreign currency translation adjustments related to our Principal International segment. Changes in unrealized gains (losses) included in OCI relating to positions still held were:

	For the three	For the six
	months ended	months ended
	June 30, 2020	June 30, 2020

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$5.7	$(0.3)
Commercial mortgage-backed securities	(0.4)	1.1
Collateralized debt obligations	(0.5)	(0.9)
Total fixed maturities, available-for-sale	4.8	(0.1)
Other investments	—	(2.9)

Liabilities
Investment and universal life contracts	—	(0.3)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

(4)	Gross purchases, sales, issuances and settlements were:

	For the three months ended June 30, 2020
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$7.4	$(0.5)	$—	$(22.6)	$(15.7)
Collateralized debt obligations	—	—	—	0.2	0.2
Other debt obligations	—	—	—	(15.8)	(15.8)
Total fixed maturities, available-for-sale	7.4	(0.5)	—	(38.2)	(31.3)
Other investments	0.3	—	—	—	0.3
Separate account assets (5)	0.4	(1.5)	(52.6)	(0.2)	(53.9)

Liabilities
Investment and universal life contracts	—	—	(5.5)	3.2	(2.3)

Derivatives
Net derivative assets (liabilities)	—	(1.1)	—	—	(1.1)

	For the three months ended June 30, 2019
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$—	$—	$—	$(0.3)	$(0.3)
Corporate	5.2	(0.2)	—	(18.8)	(13.8)
Collateralized debt obligations	—	—	—	(1.6)	(1.6)
Other debt obligations	16.8	—	—	(0.8)	16.0
Total fixed maturities, available-for-sale	22.0	(0.2)	—	(21.5)	0.3
Fixed maturities, trading	0.5	—	—	—	0.5
Other investments	4.5	(4.9)	—	—	(0.4)
Separate account assets (5)	41.0	(112.8)	(156.5)	232.5	4.2

Liabilities
Investment and universal life contracts	—	—	(3.5)	1.7	(1.8)

Derivatives
Net derivative assets (liabilities)	—	5.8	—	—	5.8

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

	For the six months ended June 30, 2020
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$34.9	$(1.0)	$—	$(23.1)	$10.8
Collateralized debt obligations	141.8	—	—	0.2	142.0
Other debt obligations	14.3	—	—	(17.0)	(2.7)
Total fixed maturities, available-for-sale	191.0	(1.0)	—	(39.9)	150.1
Other investments	0.3	—	—	—	0.3
Separate account assets (5)	68.0	(185.6)	(226.8)	44.6	(299.8)

Liabilities
Investment and universal life contracts	—	—	(12.2)	9.4	(2.8)

Derivatives
Net derivative assets (liabilities)	—	(2.5)	—	—	(2.5)

	For the six months ended June 30, 2019
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$—	$—	$—	$(0.7)	$(0.7)
Corporate	5.7	(0.4)	—	(18.9)	(13.6)
Commercial mortgage-backed securities	2.4	—	—	(0.2)	2.2
Collateralized debt obligations	—	—	—	(1.3)	(1.3)
Other debt obligations	26.8	—	—	(1.0)	25.8
Total fixed maturities, available-for-sale	34.9	(0.4)	—	(22.1)	12.4
Fixed maturities, trading	0.5	—	—	—	0.5
Other investments	4.5	(4.9)	—	—	(0.4)
Separate account assets (5)	120.0	(214.5)	(203.8)	232.2	(66.1)

Liabilities
Investment and universal life contracts	—	—	(4.8)	3.3	(1.5)

Derivatives
Net derivative assets (liabilities)	—	7.7	—	—	7.7

(5)	Issuances and settlements include amounts related to mortgage encumbrances associated with real estate in our separate accounts.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels were as follows:

	For the three months ended June 30, 2020
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$217.3	$—	$102.6
Collateralized debt obligations	—	—	—	167.3
Other debt obligations	—	—	—	19.6
Total fixed maturities, available-for-sale	—	217.3	—	289.5
Fixed maturities, trading	—	—	—	0.3

	For the three months ended June 30, 2019
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
Commercial mortgage-backed securities	$—	$3.7	$—	$2.3
Collateralized debt obligations	—	30.0	—	—
Total fixed maturities, available-for-sale	—	33.7	—	2.3
Separate account assets	—	—	—	172.5

	For the six months ended June 30, 2020
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$342.0	$—	$148.9
Collateralized debt obligations	—	—	—	314.6
Other debt obligations	—	46.1	—	62.1
Total fixed maturities, available-for-sale	—	388.1	—	525.6
Fixed maturities, trading	—	—	—	0.3

Derivatives
Net derivative assets (liabilities)	—	—	—	26.5

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

	For the six months ended June 30, 2019
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
Commercial mortgage-backed securities	$—	$3.7	$—	$2.3
Collateralized debt obligations	—	30.0	—	—
Other debt obligations	—	—	—	26.0
Total fixed maturities, available-for-sale	—	33.7	—	28.3
Other investments	—	10.0	—	—
Separate account assets	—	—	—	173.2

Assets transferred into Level 3 during the three and six months ended June 30, 2020 and 2019, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations. In addition, other investments transferred from Level 2 into Level 3 during the six months ended June 30, 2019, included certain redeemable preferred stock for which at least one significant unobservable input is now used to determine fair value.

Assets transferred out of Level 3 during the three and six months ended June 30, 2020, primarily included those assets for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information. Assets transferred out of Level 3 during the three and six months ended June 30, 2019, primarily included certain separate accounts we now value using the unit trust APIF as the unit of account that were previously valued using the underlying investments of the unit trust APIF.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

	June 30, 2020
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of				Weighted
	fair value	technique(s)	input description	inputs				average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$241.5	Discounted cash flow	Discount rate (1)	0.6	%-	8.0%		5.7%
			Illiquidity premium	0	basis points ("bps")-	138	bps	36	bps
			Comparability adjustment	0	bps-	364	bps	141	bps
Commercial mortgage-backed securities	1.4	Discounted cash flow	Probability of default			100.0%		100.0%
			Potential loss severity			72.0%		72.0%
Collateralized debt obligations	0.7	Discounted cash flow	Potential loss severity			41.3%		41.3%
			Probability of default			100.0%		100.0%
Other debt obligations	0.7	Discounted cash flow	Discount rate (1)			5.0%		5.0%
			Illiquidity premium			500	bps	500	bps
Other investments	37.3	Discounted cash flow - other investments	Discount rate (1)	25.0	% -	30.0%		27.5%
			Terminal earnings before interest, taxes, depreciation and amortization multiple	3.8	x-	4.7	x	4.2	x
		Market comparables - other investments	Revenue multiples (2)	0.8	x-	7.0	x	3.8	x
		Discounted cash flow - real estate	Discount rate (1)			7.3%		7.3%
			Terminal capitalization rate			5.3%		5.3%
			Average market rent growth			2.3%		2.3%
		Discounted cash flow - real estate debt	Loan to value			55.5%		55.5%
			Credit spread			2.9%		2.9%
Separate account assets	8,820.7	Discounted cash flow - mortgage loans	Discount rate (1)			1.7%		1.7%
			Illiquidity premium			60	bps	60	bps
			Credit spread rate			158	bps	158	bps
		Discounted cash flow - real estate	Discount rate (1)	5.5	%-	11.8%		6.6%
			Terminal capitalization rate	4.5	%-	9.3%		5.6%
			Average market rent growth rate	1.5	%-	4.6%		2.8%
		Discounted cash flow - real estate debt	Loan to value	9.0	%-	80.6%		47.0%
			Market interest rate	2.8	%-	5.3%		3.6%

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

Liabilities
Investment and universal life contracts (6)	(576.0)	Discounted cash flow	Long duration interest rate	0.9%		(3)	0.9%
			Long-term equity market volatility	16.9	%-	28.1%	19.3%
			Non-performance risk	0.5	%-	2.1%	1.4%
			Utilization rate	See note (4)
			Lapse rate	0.0	% -	18.0%	6.1%
			Mortality rate	See note (5)

	December 31, 2019
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of				Weighted
	fair value	technique(s)	input description	inputs				average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$72.5	Discounted cash flow	Discount rate (1)	1.9	%-	5.1%		3.8%
			Illiquidity premium	0	bps-	410	bps	152	bps
Commercial mortgage-backed securities	2.4	Discounted cash flow	Probability of default			100.0%		100.0%
			Potential loss severity			53.1%		53.1%
Collateralized debt obligations	108.7	Discounted cash flow	Discount rate (1)	2.9	%-	10.0%		3.4%
			Potential loss severity			23.0%		23.0%
			Probability of default			100.0%		100.0%
Other debt obligations	1.2	Discounted cash flow	Discount rate (1)			5.0%		5.0%
			Illiquidity premium			500	bps	500	bps
Other investments	14.8	Discounted cash flow	Discount rate (1)	25.0	%-	30.0%		27.5%
			Terminal earnings before interest, taxes, depreciation and amortization multiple	3.5	x-	4.5	x	4.0	x
		Market comparables	Revenue multiples (2)	0.8	x-	7.0	x	4.1	x
Separate account assets	8,966.2	Discounted cash flow - mortgage loans	Discount rate (1)			2.8%		2.8%
			Illiquidity premium			60	bps	60	bps
			Credit spread rate			120	bps	120	bps
		Discounted cash flow - real estate	Discount rate (1)	5.5	%-	11.8%		6.7%
			Terminal capitalization rate	4.5	%-	9.3%		5.7%
			Average market rent growth rate	2.0	%-	4.7%		3.0%
		Discounted cash flow - real estate debt	Loan to value	8.0	%-	80.4%		45.9%
			Market interest rate	3.2	%-	5.8%		3.6%

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

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
June 30, 2020
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No significant assets and liabilities were measured at fair value on a nonrecurring basis for the three and six months ended June 30, 2020 and 2019.

Fair Value Option

We elected fair value accounting for:

●	Certain commercial mortgage loans of a consolidated VIE for which it was not practicable for us to determine the carrying value. The consolidated VIE was unwound in the third quarter of 2019.
●	Certain real estate ventures that are subject to the equity method of accounting because the nature of the investments is to add value to the properties and generate income from the operations of the properties. Other equity method real estate investments are not fair valued because the investments mainly generate income from the operations of the underlying properties.

The following tables present information regarding the assets and liabilities for which the fair value option was elected.

	June 30, 2020	December 31, 2019

	(in millions)

Real estate ventures (1)
Fair value	$25.4	$22.8
(1)	Reported with other investments in the consolidated statements of financial position.

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019

	(in millions)
Commercial mortgage loans of consolidated VIEs
Interest income (1)	$—	$0.1	$—	$0.2

Real estate ventures
Change in fair value pre-tax gain (2)	2.4	0.1	2.3	2.3
(1)	Reported in net investment income on the consolidated statements of operations and recorded based on the effective interest rates as determined at the closing of the loan.
(2)	Reported in net investment income on the consolidated statements of operations.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	June 30, 2020
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3

	(in millions)
Assets (liabilities)
Mortgage loans	$16,696.6	$17,686.6	$—	$—	$17,686.6
Policy loans	796.4	1,091.7	—	—	1,091.7
Other investments	318.5	311.6	—	212.7	98.9
Cash and cash equivalents	1,108.7	1,108.7	1,087.0	21.7	—
Investment contracts	(34,476.0)	(35,424.5)	—	(3,885.8)	(31,538.7)
Short-term debt	(76.3)	(76.3)	—	(76.3)	—
Long-term debt	(4,163.4)	(4,714.0)	—	(4,672.8)	(41.2)
Separate account liabilities	(142,189.8)	(141,064.7)	—	—	(141,064.7)
Bank deposits (1)	(449.8)	(457.3)	—	(457.3)	—
Cash collateral payable	(384.0)	(384.0)	(384.0)	—	—

	December 31, 2019
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3

	(in millions)
Assets (liabilities)
Mortgage loans	$16,486.9	$17,214.7	$—	$—	$17,214.7
Policy loans	798.0	1,030.8	—	—	1,030.8
Other investments	278.8	273.1	—	180.3	92.8
Cash and cash equivalents	1,216.9	1,216.9	1,193.3	23.6	—
Investment contracts	(33,922.2)	(34,001.3)	—	(4,304.5)	(29,696.8)
Short-term debt	(93.4)	(93.4)	—	(93.4)	—
Long-term debt	(3,734.1)	(4,122.9)	—	(4,015.3)	(107.6)
Separate account liabilities	(151,132.4)	(149,955.6)	—	—	(149,955.6)
Bank deposits (1)	(469.6)	(468.3)	—	(468.3)	—
Cash collateral payable	(156.8)	(156.8)	(156.8)	—	—
(1)	Excludes deposit liabilities without defined or contractual maturities.

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

The Retirement and Income Solutions segment provides retirement and related financial products and services primarily to businesses, their employees and other individuals. The segment is organized into Retirement and Income Solutions – Fee, which includes full service accumulation, trust services, individual variable annuities and revenues and expenses associated with the purchase of the Institutional Retirement & Trust (“IRT”) business of Wells Fargo Bank N.A. (the “Acquired Business”); and Retirement and Income Solutions – Spread, which includes individual fixed annuities, investment only, pension risk transfer and banking services.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

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

The following tables summarize select financial information by segment, including operating revenues for our products and services, and reconcile segment totals to those reported in the consolidated financial statements:

	June 30, 2020	December 31, 2019

	(in millions)
Assets:
Retirement and Income Solutions	$191,053.8	$192,698.1
Principal Global Investors	2,197.2	2,363.3
Principal International	45,381.9	48,857.6
U.S. Insurance Solutions	29,745.6	28,669.6
Corporate	2,930.9	3,499.2
Total consolidated assets	$271,309.4	$276,087.8

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)
Operating revenues by segment:
Retirement and Income Solutions:
Retirement and Income Solutions – Fee	$509.4	$450.5	$1,052.5	$881.3
Retirement and Income Solutions – Spread	970.6	1,709.1	3,033.2	3,170.2
Total Retirement and Income Solutions (1)	1,480.0	2,159.6	4,085.7	4,051.5
Principal Global Investors (2)	352.9	359.5	743.7	698.5
Principal International	276.4	411.6	576.9	792.1
U.S. Insurance Solutions:
Specialty Benefits insurance	627.0	625.8	1,266.0	1,227.6
Individual Life insurance	461.2	461.6	945.5	927.9
Eliminations	(0.1)	(0.1)	(0.1)	(0.1)
Total U.S. Insurance Solutions	1,088.1	1,087.3	2,211.4	2,155.4
Corporate	(16.3)	(15.8)	(7.0)	(14.6)
Total segment operating revenues	3,181.1	4,002.2	7,610.7	7,682.9
Net realized capital gains (losses), net of related revenue adjustments	(56.2)	(13.2)	73.8	70.5
Adjustments related to equity method investments	(10.3)	(16.4)	(18.6)	(36.9)
Total revenues per consolidated statements of operations	$3,114.6	$3,972.6	$7,665.9	$7,716.5

Pre-tax operating earnings (losses) by segment:
Retirement and Income Solutions	$213.9	$256.2	$419.0	$496.8
Principal Global Investors	108.4	115.6	220.1	216.3
Principal International	94.5	93.2	125.3	204.3
U.S. Insurance Solutions	155.0	146.3	284.5	257.0
Corporate	(84.0)	(98.1)	(175.1)	(182.5)
Total segment pre-tax operating earnings	487.8	513.2	873.8	991.9
Pre-tax net realized capital gains (losses), as adjusted (3)	18.4	(48.6)	(51.0)	17.0
Adjustments related to equity method investments and noncontrolling interest	(7.6)	(14.3)	4.0	(32.6)
Income before income taxes per consolidated statements of operations	$498.6	$450.3	$826.8	$976.3
(1)	Reflects inter-segment revenues of $77.6 million and $88.5 million for the three months ended June 30, 2020 and 2019, respectively, $161.6 million and $174.2 million for the six months ended June 30, 2020 and 2019, respectively.
(2)	Reflects inter-segment revenues of $62.4 million and $66.2 million for the three months ended June 30, 2020 and 2019, respectively, $135.1 million and $127.7 million for the six months ended June 30, 2020 and 2019, respectively.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

(3)	Pre-tax net realized capital gains (losses), as adjusted, is derived as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)
Net realized capital gains (losses):
Net realized capital gains (losses)	$(27.4)	$(4.0)	$104.0	$80.5
Derivative and hedging-related revenue adjustments	(35.1)	(21.4)	(48.7)	(32.9)
Adjustments related to equity method investments	2.3	1.2	(5.1)	0.8
Adjustments related to sponsored investment funds	3.5	6.8	7.4	14.8
Recognition of front-end fee revenue	0.5	4.2	16.2	7.3
Net realized capital gains (losses), net of related revenue adjustments	(56.2)	(13.2)	73.8	70.5
Amortization of deferred acquisition costs and other actuarial balances	89.6	(29.1)	(129.8)	(45.5)
Capital (gains) losses distributed	(15.4)	(15.2)	28.0	(23.9)
Market value adjustments of embedded derivatives	0.4	8.9	(23.0)	15.9
Pre-tax net realized capital gains (losses), as adjusted (a)	$18.4	$(48.6)	$(51.0)	$17.0
(a)	As adjusted before noncontrolling interest capital gains (losses).

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

13. Revenues from Contracts with Customers

The following tables summarize disaggregation of revenues from contracts with customers, including select financial information by segment, and reconcile totals to those reported in the consolidated financial statements. Revenues from contracts with customers are included in fees and other revenues on the consolidated statements of operations.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)
Revenue from contracts with customers by segment:
Retirement and Income Solutions:
Retirement and Income Solutions – Fee	$151.2	$63.9	$307.6	$122.3
Retirement and Income Solutions – Spread	2.0	2.3	4.1	5.2
Total Retirement and Income Solutions	153.2	66.2	311.7	127.5
Principal Global Investors	348.2	346.2	731.1	678.5
Principal International	101.6	116.2	211.1	231.1
U.S. Insurance Solutions:
Specialty Benefits insurance	3.5	3.6	7.3	7.3
Individual Life insurance	11.0	12.6	23.8	24.6
Eliminations	(0.1)	(0.1)	(0.1)	(0.1)
Total U.S. Insurance Solutions	14.4	16.1	31.0	31.8
Corporate	35.9	42.5	68.8	79.5
Total segment revenue from contracts with customers	653.3	587.2	1,353.7	1,148.4
Adjustments for fees and other revenues not within the scope of revenue recognition guidance (1)	390.5	415.2	819.7	824.4
Pre-tax other adjustments (2)	0.5	4.2	16.2	7.3
Total fees and other revenues per consolidated statements of operations	$1,044.3	$1,006.6	$2,189.6	$1,980.1
(1)	Fees and other revenues not within the scope of the revenue recognition guidance primarily represent revenue on contracts accounted for under the financial instruments or insurance contracts standards.
(2)	Pre-tax other adjustments relate to the recognition of deferred front-end fee revenues for sales charges on retirement and life insurance products and certain market value adjustments to fee revenues.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

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

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)
Administrative service fee revenue (1)	$150.7	$63.3	$306.9	$121.5
Other fee revenue	0.5	0.6	0.7	0.8
Total revenues from contracts with customers	151.2	63.9	307.6	122.3
Fees and other revenues not within the scope of revenue recognition guidance	255.1	281.6	535.6	553.4
Total fees and other revenues	406.3	345.5	843.2	675.7
Premiums and other considerations	0.9	0.6	2.7	1.7
Net investment income	102.2	104.4	206.6	203.9
Total operating revenues	$509.4	$450.5	$1,052.5	$881.3
(1)	Includes fee revenue for the Acquired Business in 2020.

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

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)
Deposit account fee revenue	$2.0	$2.3	$4.1	$5.2
Total revenues from contracts with customers	2.0	2.3	4.1	5.2
Fees and other revenues not within the scope of revenue recognition guidance	2.8	4.2	5.9	9.1
Total fees and other revenues	4.8	6.5	10.0	14.3
Premiums and other considerations	459.5	1,171.5	1,980.6	2,129.0
Net investment income	506.3	531.1	1,042.6	1,026.9
Total operating revenues	$970.6	$1,709.1	$3,033.2	$3,170.2

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
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

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)
Management fee revenue	$303.5	$304.2	$624.5	$597.0
Other fee revenue	44.7	42.0	106.6	81.5
Total revenues from contracts with customers	348.2	346.2	731.1	678.5
Fees and other revenues not within the scope of revenue recognition guidance	3.9	10.4	9.4	14.7
Total fees and other revenues	352.1	356.6	740.5	693.2
Net investment income	0.8	2.9	3.2	5.3
Total operating revenues	$352.9	$359.5	$743.7	$698.5

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)
Management fee revenue	$100.7	$115.5	$209.2	$229.8
Other fee revenue	0.9	0.7	1.9	1.3
Total revenues from contracts with customers	101.6	116.2	211.1	231.1
Fees and other revenues not within the scope of revenue recognition guidance	1.5	1.7	2.8	3.4
Total fees and other revenues	103.1	117.9	213.9	234.5
Premiums and other considerations	28.6	109.5	113.6	227.0
Net investment income	144.7	184.2	249.4	330.6
Total operating revenues	$276.4	$411.6	$576.9	$792.1

Revenues from contracts with customers by region:
Latin America	$74.3	$88.6	$155.8	$176.7
Asia	27.3	27.6	55.3	54.6
Principal International corporate / regional offices	0.3	0.2	0.5	0.4
Eliminations	(0.3)	(0.2)	(0.5)	(0.6)
Total revenues from contracts with customers	$101.6	$116.2	$211.1	$231.1

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

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)
Specialty Benefits insurance:
Administrative service fees	$3.5	$3.6	$7.3	$7.3
Total revenues from contracts with customers	3.5	3.6	7.3	7.3
Fees and other revenues not within the scope of revenue recognition guidance	4.6	4.9	9.5	9.8
Total fees and other revenues	8.1	8.5	16.8	17.1
Premiums and other considerations	582.5	571.6	1,170.9	1,127.5
Net investment income	36.4	45.7	78.3	83.0
Total operating revenues	$627.0	$625.8	$1,266.0	$1,227.6

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)
Individual Life insurance:
Administrative service fees	$5.0	$6.2	$10.7	$12.1
Commission income	6.0	6.4	13.1	12.5
Total revenues from contracts with customers	11.0	12.6	23.8	24.6
Fees and other revenues not within the scope of revenue recognition guidance	191.8	190.3	401.8	382.5
Total fees and other revenues	202.8	202.9	425.6	407.1
Premiums and other considerations	81.6	79.7	176.3	172.6
Net investment income	176.8	179.0	343.6	348.2
Total operating revenues	$461.2	$461.6	$945.5	$927.9

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

The Corporate segment also includes inter-segment eliminations of fees and other revenues. The types of revenues from contracts with customers were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions)
Commission income	$72.6	$78.7	$153.0	$154.5
Other fee revenue	13.6	11.2	24.7	20.0
Eliminations	(50.3)	(47.4)	(108.9)	(95.0)
Total revenues from contracts with customers	35.9	42.5	68.8	79.5
Fees and other revenues not within the scope of revenue recognition guidance	(69.2)	(77.9)	(145.3)	(148.5)
Total fees and other revenues	(33.3)	(35.4)	(76.5)	(69.0)
Net investment income	17.0	19.6	69.5	54.4
Total operating revenues	$(16.3)	$(15.8)	$(7.0)	$(14.6)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

Contract Costs

Sales compensation and other incremental costs of obtaining a contract are capitalized and amortized over the period of contract benefit if the costs are expected to be recovered. The contract cost asset, which is included in other assets on the consolidated statements of financial position, was $148.6 million and $157.0 million as of June 30, 2020 and December 31, 2019, respectively.

We apply the practical expedient for certain costs where we recognize the incremental costs of obtaining these contracts as an expense when incurred if the amortization period of the assets is one year or less. These costs, along with costs that are not deferrable, are included in operating expenses on the consolidated statements of operations.

Deferred contract costs consist primarily of commissions and variable compensation. We amortize capitalized contract costs on a straight-line basis over the expected contract life, reflecting lapses as they are incurred. Deferred contract costs are subject to impairment testing on an annual basis, or when a triggering event occurs that could warrant an impairment. To the extent future revenues less future maintenance expenses are not adequate to cover the asset balance, an impairment is recognized. Amortization expense of $5.4 million and $6.2 million for the three months ended June 30, 2020 and 2019 and $12.0 million and $11.8 million for the six months ended June 30, 2020 and 2019, respectively, was recorded in operating expenses on the consolidated statements of operations and no impairment loss was recognized in relation to the costs capitalized.

14. Stock-Based Compensation Plans

As of June 30, 2020, we had the 2020 Directors Stock Plan, the 2014 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan and the Directors Stock Plan (“Stock-Based Compensation Plans”). As of May 20, 2014, no new grants will be made under the Amended and Restated 2010 Stock Incentive Plan or the 2005 Directors Stock Plan. No grants have been made under the Stock Incentive Plan or the Directors Stock Plan since at least 2005. As of May 19, 2020, no new grants will be made under the 2014 Directors Stock Plan. Under the terms of the 2014 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. The 2020 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock or performance units under any plans.

As of June 30, 2020, the maximum number of new shares of common stock available for grant under the 2014 Stock Incentive Plan and the 2020 Directors Stock Plan was 3.9 million.

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against net income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the six months ended June 30,
	2020	2019

	(in millions)
Compensation cost	$47.3	$44.4
Related income tax benefit	9.3	9.3
Capitalized as part of an asset	0.8	1.0

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the 2014 Stock Incentive Plan. Total options granted were 1.4 million for the six months ended June 30, 2020. The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during the period:

For the six months ended
June 30, 2020

Expected volatility	25.7%
Expected term (in years)	7.0
Risk-free interest rate	1.3%
Expected dividend yield	4.33%
Weighted average estimated fair value per common share	$9.64

As of June 30, 2020, we had $8.3 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.3 years.

Performance Share Awards

Performance share awards were granted to certain employees under the 2014 Stock Incentive Plan. Total performance share awards granted were 0.3 million for the six months ended June 30, 2020. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results to be determined at the end of the performance period. The actual number of common shares to be awarded at the end of each performance period will range between 0% and 150% of the initial target awards. The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these performance share awards granted was $51.73 per common share.

As of June 30, 2020, we had $8.0 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.4 years.

Restricted Stock Units

Restricted stock units were issued to certain employees pursuant to the 2014 Stock Incentive Plan and non-employee directors pursuant to the 2020 Directors Stock Plan. Total restricted stock units granted were 1.1 million for the six months ended June 30, 2020. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $50.53 per common share.

As of June 30, 2020, we had $68.4 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted. The cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 1.0 million shares for the six months ended June 30, 2020. The weighted average fair value of the discount on the stock purchased was $11.63 per share.

As of June 30, 2020, a total of 0.4 million of new shares were available to be made issuable by us for this plan.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

15. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in millions, except per share data)
Net income	$416.1	$392.1	$701.1	$844.2
Subtract:
Net income attributable to noncontrolling interest	17.8	5.8	13.9	28.0
Total	$398.3	$386.3	$687.2	$816.2
Weighted-average shares outstanding:
Basic	274.3	279.0	274.6	278.8
Dilutive effects:
Stock options	0.1	0.9	0.3	0.9
Restricted stock units	1.1	1.2	1.4	1.3
Performance share awards	0.1	0.1	0.1	0.2
Diluted	275.6	281.2	276.4	281.2
Net income per common share:
Basic	$1.45	$1.38	$2.50	$2.93
Diluted	$1.45	$1.37	$2.49	$2.90

The calculation of diluted earnings per share for the three and six months ended June 30, 2020 and 2019, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) Principal Life, (iii) Principal Financial Services (“PFS”) and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of June 30, 2020 and December 31, 2019, and for the six months ended June 30, 2020 and 2019.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

Condensed Consolidating Statements of Financial Position

June 30, 2020

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	other subsidiaries		Group, Inc.
	parent only	only	combined (1)	Eliminations	consolidated

	(in millions)
Assets
Fixed maturities, available-for-sale	$712.1	$65,862.2	$8,056.6	$(361.7)	$74,269.2
Fixed maturities, trading	232.7	233.2	117.9	—	583.8
Equity securities	—	65.2	1,713.3	—	1,778.5
Mortgage loans	—	15,434.1	1,956.2	(693.7)	16,696.6
Real estate	—	3.1	1,696.6	—	1,699.7
Policy loans	—	742.5	53.9	—	796.4
Investment in unconsolidated entities	18,185.5	2,657.1	9,520.6	(29,638.9)	724.3
Other investments	10.4	6,794.9	1,983.3	(4,778.5)	4,010.1
Cash and cash equivalents	454.6	1,669.6	1,930.0	(903.8)	3,150.4
Accrued investment income	2.3	618.2	83.2	(1.6)	702.1
Premiums due and other receivables	—	2,213.4	4,767.2	(5,220.6)	1,760.0
Deferred acquisition costs	—	3,477.4	10.3	—	3,487.7
Property and equipment	—	773.6	219.5	—	993.1
Goodwill	—	54.3	1,576.6	—	1,630.9
Other intangibles	—	16.9	1,692.4	—	1,709.3
Separate account assets	—	119,347.2	36,589.1	—	155,936.3
Other assets	382.8	1,135.3	5,852.0	(5,989.1)	1,381.0
Total assets	$19,980.4	$221,098.2	$77,818.7	$(47,587.9)	$271,309.4
Liabilities
Contractholder funds	$—	$39,235.0	$3,435.1	$(361.7)	$42,308.4
Future policy benefits and claims	—	37,625.7	6,806.7	(1,536.3)	42,896.1
Other policyholder funds	—	805.1	185.5	(3.2)	987.4
Short-term debt	—	—	76.3	—	76.3
Long-term debt	4,119.7	—	695.5	(651.8)	4,163.4
Income taxes currently payable	0.7	—	84.2	(68.6)	16.3
Deferred income taxes	—	1,203.4	1,365.3	(507.2)	2,061.5
Separate account liabilities	—	119,347.2	36,589.1	—	155,936.3
Other liabilities	616.9	10,684.7	10,198.7	(14,220.3)	7,280.0
Total liabilities	4,737.3	208,901.1	59,436.4	(17,349.1)	255,725.7

Redeemable noncontrolling interest	—	—	272.7	—	272.7

Stockholders' equity
Common stock	4.8	2.5	—	(2.5)	4.8
Additional paid-in capital	10,259.6	6,332.0	10,058.5	(16,390.5)	10,259.6
Retained earnings	11,441.4	2,590.9	6,633.0	(9,223.9)	11,441.4
Accumulated other comprehensive income	1,450.7	3,271.7	1,350.2	(4,621.9)	1,450.7
Treasury stock, at cost	(7,913.4)	—	—	—	(7,913.4)
Total stockholders' equity attributable to PFG	15,243.1	12,197.1	18,041.7	(30,238.8)	15,243.1
Noncontrolling interest	—	—	67.9	—	67.9
Total stockholders’ equity	15,243.1	12,197.1	18,109.6	(30,238.8)	15,311.0
Total liabilities and stockholders' equity	$19,980.4	$221,098.2	$77,818.7	$(47,587.9)	$271,309.4
(1)	PFG sponsors nonqualified benefit plans. Nonqualified benefit plan assets and liabilities held in Rabbi trusts were $741.1 million and $597.5 million, respectively.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2020

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	other subsidiaries		Group, Inc.
	parent only	only	combined	Eliminations	consolidated

	(in millions)
Revenues
Premiums and other considerations	$—	$3,200.9	$243.2	$—	$3,444.1
Fees and other revenues	—	1,113.9	1,269.6	(193.9)	2,189.6
Net investment income	6.7	1,408.8	1,094.0	(581.3)	1,928.2
Net realized capital gains (losses)	4.9	3,444.7	(3,348.3)	2.7	104.0
Total revenues	11.6	9,168.3	(741.5)	(772.5)	7,665.9
Expenses
Benefits, claims and settlement expenses	—	4,081.5	384.0	(5.5)	4,460.0
Dividends to policyholders	—	60.3	—	—	60.3
Operating expenses	98.4	1,268.7	1,135.5	(183.8)	2,318.8
Total expenses	98.4	5,410.5	1,519.5	(189.3)	6,839.1

Income (loss) before income taxes	(86.8)	3,757.8	(2,261.0)	(583.2)	826.8
Income taxes (benefits)	(21.6)	742.7	(595.1)	(0.3)	125.7
Equity in the net income (loss) of subsidiaries	752.4	(2,420.4)	2,426.8	(758.8)	—
Net income	687.2	594.7	760.9	(1,341.7)	701.1
Net income attributable to noncontrolling interest	—	—	13.9	—	13.9
Net income attributable to PFG	$687.2	$594.7	$747.0	$(1,341.7)	$687.2

Net income	$687.2	$594.7	$760.9	$(1,341.7)	$701.1
Other comprehensive income	351.8	650.0	374.0	(974.0)	401.8
Comprehensive income	$1,039.0	$1,244.7	$1,134.9	$(2,315.7)	$1,102.9

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2019

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	other subsidiaries		Group, Inc.
	parent only	only	combined	Eliminations	consolidated

	(in millions)
Revenues
Premiums and other considerations	$—	$3,293.1	$364.7	$—	$3,657.8
Fees and other revenues	—	1,102.5	1,067.7	(190.1)	1,980.1
Net investment income	10.9	1,419.2	1,151.0	(583.0)	1,998.1
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	9.2	411.8	(316.4)	—	104.6
Net other-than-temporary impairment losses recoveries on available-for-sale securities	—	(24.1)	(2.5)	—	(26.6)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified to (from) other comprehensive income	—	2.6	(0.1)	—	2.5
Net impairment losses on available-for-sale securities	—	(21.5)	(2.6)	—	(24.1)
Net realized capital gains (losses)	9.2	390.3	(319.0)	—	80.5
Total revenues	20.1	6,205.1	2,264.4	(773.1)	7,716.5
Expenses
Benefits, claims and settlement expenses	—	4,116.2	530.7	(5.7)	4,641.2
Dividends to policyholders	—	60.0	—	—	60.0
Operating expenses	110.1	1,189.3	917.0	(177.4)	2,039.0
Total expenses	110.1	5,365.5	1,447.7	(183.1)	6,740.2

Income (loss) before income taxes	(90.0)	839.6	816.7	(590.0)	976.3
Income taxes (benefits)	(22.3)	110.7	44.8	(1.1)	132.1
Equity in the net income (loss) of subsidiaries	883.9	(131.6)	134.5	(886.8)	—
Net income	816.2	597.3	906.4	(1,475.7)	844.2
Net income attributable to noncontrolling interest	—	—	25.6	2.4	28.0
Net income attributable to PFG	$816.2	$597.3	$880.8	$(1,478.1)	$816.2

Net income	$816.2	$597.3	$906.4	$(1,475.7)	$844.2
Other comprehensive income	2,201.1	2,011.1	2,227.8	(4,221.0)	2,219.0
Comprehensive income	$3,017.3	$2,608.4	$3,134.2	$(5,696.7)	$3,063.2

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2020

	Principal	Principal Life	Principal Financial		Principal
	Financial	Insurance	Services, Inc. and		Financial
	Group, Inc.	Company	other subsidiaries		Group, Inc.
	parent only	only	combined	Eliminations	consolidated

	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(10.0)	$4,293.0	$(769.5)	$(1,467.4)	$2,046.1
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(535.7)	(5,666.7)	(1,521.5)	6.6	(7,717.3)
Sales	—	998.0	857.0	—	1,855.0
Maturities	94.3	3,495.1	469.8	—	4,059.2
Mortgage loans acquired or originated	—	(929.8)	(535.1)	4.0	(1,460.9)
Mortgage loans sold or repaid	—	866.9	334.3	(2.6)	1,198.6
Real estate acquired	—	—	(98.2)	—	(98.2)
Net purchases of property and equipment	(0.1)	(30.3)	(16.0)	—	(46.4)
Dividends and returns of capital received from unconsolidated entities	533.9	1.2	413.9	(949.0)	—
Net change in other investments	—	(2,506.0)	1,117.1	1,377.8	(11.1)
Net cash provided by (used in) investing activities	92.4	(3,771.6)	1,021.3	436.8	(2,221.1)
Financing activities
Issuance of common stock	23.1	—	—	—	23.1
Acquisition of treasury stock	(231.8)	—	—	—	(231.8)
Payments for financing element derivatives	—	(14.7)	—	—	(14.7)
Purchase of subsidiary shares from noncontrolling interest	—	—	(0.9)	—	(0.9)
Dividends to common stockholders	(307.1)	—	—	—	(307.1)
Issuance of long-term debt	493.1	—	—	—	493.1
Principal repayments of long-term debt	—	—	(67.5)	2.6	(64.9)
Net repayments of short-term borrowings	—	—	(9.3)	—	(9.3)
Dividends and capital paid to parent	—	(413.9)	(535.1)	949.0	—
Investment contract deposits	—	5,160.0	238.7	—	5,398.7
Investment contract withdrawals	—	(4,761.4)	(40.1)	—	(4,801.5)
Net increase in banking operation deposits	—	—	324.7	—	324.7
Other	—	0.1	—	—	0.1
Net cash provided by (used in) financing activities	(22.7)	(29.9)	(89.5)	951.6	809.5
Net increase in cash and cash equivalents	59.7	491.5	162.3	(79.0)	634.5
Cash and cash equivalents at beginning of period	394.9	1,178.1	1,767.7	(824.8)	2,515.9
Cash and cash equivalents at end of period	$454.6	$1,669.6	$1,930.0	$(903.8)	$3,150.4

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

Under our current shelf registration that was filed with the SEC and became effective April 29, 2020, we have the ability to issue, in unlimited amounts, unsecured senior debt securities or subordinated debt securities, junior subordinated debt, preferred stock, common stock, warrants, depositary shares, purchase contracts and purchase units of PFG. Our wholly owned subsidiary, PFS, may guarantee, fully and unconditionally or otherwise, our obligations with respect to any non-convertible securities, other than common stock, described in the shelf registration.

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of June 30, 2020 and December 31, 2019, and for the six months ended June 30, 2020 and 2019.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

Condensed Consolidating Statements of Financial Position

June 30, 2020

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and other		Financial
	Group, Inc.	Services, Inc.	subsidiaries		Group, Inc.
	parent only	only	combined (1)	Eliminations	consolidated

	(in millions)
Assets
Fixed maturities, available-for-sale	$712.1	$—	$73,557.1	$—	$74,269.2
Fixed maturities, trading	232.7	—	351.1	—	583.8
Equity securities	—	37.3	1,741.2	—	1,778.5
Mortgage loans	—	—	16,696.6	—	16,696.6
Real estate	—	—	1,699.7	—	1,699.7
Policy loans	—	—	796.4	—	796.4
Investment in unconsolidated entities	18,185.5	17,277.9	532.3	(35,271.4)	724.3
Other investments	10.4	166.7	3,833.0	—	4,010.1
Cash and cash equivalents	454.6	723.6	3,054.2	(1,082.0)	3,150.4
Accrued investment income	2.3	0.1	699.7	—	702.1
Premiums due and other receivables	—	103.2	1,954.9	(298.1)	1,760.0
Deferred acquisition costs	—	—	3,487.7	—	3,487.7
Property and equipment	—	—	993.1	—	993.1
Goodwill	—	618.5	1,012.4	—	1,630.9
Other intangibles	—	517.6	1,191.7	—	1,709.3
Separate account assets	—	—	155,936.3	—	155,936.3
Other assets	382.8	28.0	1,545.0	(574.8)	1,381.0
Total assets	$19,980.4	$19,472.9	$269,082.4	$(37,226.3)	$271,309.4
Liabilities
Contractholder funds	$—	$—	$42,308.4	$—	$42,308.4
Future policy benefits and claims	—	—	42,896.1	—	42,896.1
Other policyholder funds	—	—	987.4	—	987.4
Short-term debt	—	—	76.3	—	76.3
Long-term debt	4,119.7	297.8	43.7	(297.8)	4,163.4
Income taxes currently payable	0.7	3.3	60.4	(48.1)	16.3
Deferred income taxes	—	15.8	2,552.9	(507.2)	2,061.5
Separate account liabilities	—	—	155,936.3	—	155,936.3
Other liabilities	616.9	1,113.9	6,431.9	(882.7)	7,280.0
Total liabilities	4,737.3	1,430.8	251,293.4	(1,735.8)	255,725.7

Redeemable noncontrolling interest	—	—	272.7	—	272.7

Stockholders' equity
Common stock	4.8	—	11.0	(11.0)	4.8
Additional paid-in capital	10,259.6	9,697.2	12,341.1	(22,038.3)	10,259.6
Retained earnings	11,441.4	6,477.8	3,057.8	(9,535.6)	11,441.4
Accumulated other comprehensive income	1,450.7	1,867.1	2,040.5	(3,907.6)	1,450.7
Treasury stock, at cost	(7,913.4)	—	(2.0)	2.0	(7,913.4)
Total stockholders' equity attributable to PFG	15,243.1	18,042.1	17,448.4	(35,490.5)	15,243.1
Noncontrolling interest	—	—	67.9	—	67.9
Total stockholders’ equity	15,243.1	18,042.1	17,516.3	(35,490.5)	15,311.0
Total liabilities and stockholders' equity	$19,980.4	$19,472.9	$269,082.4	$(37,226.3)	$271,309.4
(1)	PFG sponsors nonqualified benefit plans. Nonqualified benefit plan assets and liabilities held in Rabbi trusts were $741.1 million and $597.5 million, respectively.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

Condensed Consolidating Statements of Operations

For the six months ended June 30, 2020

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and other		Financial
	Group, Inc.	Services, Inc.	subsidiaries		Group, Inc.
	parent only	only	combined	Eliminations	consolidated

	(in millions)
Revenues
Premiums and other considerations	$—	$—	$3,444.1	$—	$3,444.1
Fees and other revenues	—	180.1	2,014.6	(5.1)	2,189.6
Net investment income (loss)	6.7	(1.3)	1,916.9	5.9	1,928.2
Net realized capital gains	4.9	27.7	71.3	0.1	104.0
Total revenues	11.6	206.5	7,446.9	0.9	7,665.9
Expenses
Benefits, claims and settlement expenses	—	—	4,460.0	—	4,460.0
Dividends to policyholders	—	—	60.3	—	60.3
Operating expenses	98.4	260.8	1,964.1	(4.5)	2,318.8
Total expenses	98.4	260.8	6,484.4	(4.5)	6,839.1

Income (loss) before income taxes	(86.8)	(54.3)	962.5	5.4	826.8
Income taxes (benefits)	(21.6)	(18.3)	165.6	—	125.7
Equity in the net income of subsidiaries	752.4	783.0	—	(1,535.4)	—
Net income	687.2	747.0	796.9	(1,530.0)	701.1
Net income attributable to noncontrolling interest	—	—	13.9	—	13.9
Net income attributable to PFG	$687.2	$747.0	$783.0	$(1,530.0)	$687.2

Net income	$687.2	$747.0	$796.9	$(1,530.0)	$701.1
Other comprehensive income	351.8	326.5	374.8	(651.3)	401.8
Comprehensive income	$1,039.0	$1,073.5	$1,171.7	$(2,181.3)	$1,102.9

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the six months ended June 30, 2020

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and other		Financial
	Group, Inc.	Services, Inc.	subsidiaries		Group, Inc.
	parent only	only	combined	Eliminations	consolidated

	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(10.0)	$597.7	$2,018.1	$(559.7)	$2,046.1
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(535.7)	—	(7,181.6)	—	(7,717.3)
Sales	—	—	1,855.0	—	1,855.0
Maturities	94.3	—	3,964.9	—	4,059.2
Mortgage loans acquired or originated	—	—	(1,460.9)	—	(1,460.9)
Mortgage loans sold or repaid	—	—	1,198.6	—	1,198.6
Real estate acquired	—	—	(98.2)	—	(98.2)
Net purchases of property and equipment	(0.1)	(1.5)	(44.8)	—	(46.4)
Dividends and returns of capital received from unconsolidated entities	533.9	550.5	—	(1,084.4)	—
Net change in other investments	—	(464.6)	(134.8)	588.3	(11.1)
Net cash provided by (used in) investing activities	92.4	84.4	(1,901.8)	(496.1)	(2,221.1)
Financing activities
Issuance of common stock	23.1	—	—	—	23.1
Acquisition of treasury stock	(231.8)	—	—	—	(231.8)
Payments for financing element derivatives	—	—	(14.7)	—	(14.7)
Purchase of subsidiary shares from noncontrolling interest	—	—	(0.9)	—	(0.9)
Dividends to common stockholders	(307.1)	—	—	—	(307.1)
Issuance of long-term debt	493.1	4.4	—	(4.4)	493.1
Principal repayments of long-term debt	—	(27.4)	(64.9)	27.4	(64.9)
Net repayments of short-term borrowings	—	—	(9.3)	—	(9.3)
Dividends and capital paid to parent	—	(533.9)	(550.5)	1,084.4	—
Investment contract deposits	—	—	5,398.7	—	5,398.7
Investment contract withdrawals	—	—	(4,801.5)	—	(4,801.5)
Net increase in banking operation deposits	—	—	324.7	—	324.7
Other	—	—	0.1	—	0.1
Net cash provided by (used in) financing activities	(22.7)	(556.9)	281.7	1,107.4	809.5
Net increase in cash and cash equivalents	59.7	125.2	398.0	51.6	634.5
Cash and cash equivalents at beginning of period	394.9	598.4	2,656.2	(1,133.6)	2,515.9
Cash and cash equivalents at end of period	$454.6	$723.6	$3,054.2	$(1,082.0)	$3,150.4

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
June 30, 2020
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of June 30, 2020, compared with December 31, 2019, and our consolidated results of operations for the three and six months ended June 30, 2020 and 2019, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2019, filed with the SEC and the unaudited condensed consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Overview

We provide financial products and services through the following reportable segments:

●	Retirement and Income Solutions is organized into Retirement and Income Solutions – Fee, which includes full service accumulation, trust services, individual variable annuities and revenues and expenses associated with the Acquired Business; and Retirement and Income Solutions – Spread, which includes individual fixed annuities, investment only, pension risk transfer and banking services. We offer a comprehensive portfolio of products and services for retirement savings and retirement income:
●	To businesses of all sizes, we offer products and services for defined contribution plans, including 401(k) and 403(b) plans, defined benefit pension plans, nonqualified executive benefit plans, employee stock ownership plan services and pension closeout services. For more basic retirement services, we offer SIMPLE IRAs and payroll deduction plans;
●	To large institutional clients, we also offer investment only products, including investment only guaranteed investment contracts (“GICs”); and
●	To employees of businesses and other individuals, we offer the ability to accumulate savings for retirement and other purposes through mutual funds, individual annuities and bank products, along with retirement income options.
●	Principal Global Investors, which includes our mutual fund business, manages assets for sophisticated investors around the world using focused investment teams that provide diverse investment capabilities including equity, fixed income, real estate and other alternative investments. We also have experience in asset allocation, stable value management and other structured investment strategies. We focus on providing services to our other segments in addition to our retail mutual fund and third party institutional clients.
●	Principal International, which offers pension accumulation products and services, mutual funds, asset management, income annuities and life insurance accumulation products through operations in Latin America (Brazil, Chile and Mexico) and Asia (China, Hong Kong Special Administrative Region, India and Southeast Asia).
●	U.S. Insurance Solutions is organized into Specialty Benefits insurance, which provides group dental and vision insurance, individual and group disability insurance, critical illness, accident, group life insurance and non-medical fee-for-service claims administration; and Individual Life insurance, which provides universal life, variable universal life, indexed universal life and traditional life insurance. We focus on solutions for individuals and small-to-medium sized businesses and their employees.
●	Corporate, which manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate segment primarily reflect our financing activities (including financing costs), income on capital not allocated to other segments, inter-segment eliminations, income tax risks and certain income, expenses and other adjustments not allocated to the segments based on the nature of such items. Results of PSI, our retail broker-dealer and RIA; RobustWealth, our financial technology company; and our exited group medical and long-term care insurance businesses are reported in this segment.

Economic Factors and Trends

The declines in the equity markets in 2020 led to decreases in account values in our Retirement and Income Solutions segment and AUM managed by our Principal Global Investors segment. Since account values and AUM are the base by which these businesses generate revenues, the declines in account values and AUM may put pressure on our revenues in future quarters.

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

In our U.S. Insurance Solutions segment, premium and fee growth is a key indicator of earnings growth. Rising unemployment as a result of temporary business closures may impact new sales in our businesses and reduce in-group growth in our Specialty Benefits insurance business. Much of this impact may be offset by lower dental and vision claims as a result of those temporary business closures.

See Part II, Item 1A, “Risk Factors,” for information on risks associated with the COVID-19 pandemic and the resulting financial market impacts.

Transactions Affecting Comparability of Results of Operations

Acquisitions

Wells Fargo Institutional Retirement & Trust Business. On July 1, 2019, we closed on our agreement with Wells Fargo Bank, N.A. to acquire its IRT business, which includes defined contribution, defined benefit, executive deferred compensation, employee stock ownership plans, institutional trust and custody, and institutional asset advisory businesses. The results of this acquisition are reflected in the Retirement and Income Solutions segment. The purchase price consisted of (i) $1.2 billion cash paid at closing and (ii) an additional earn-out payment of up to $150.0 million, estimated at $0.0 million as of June 30, 2020, based upon the retention of fee revenue of the Acquired Business through December 31, 2020. The transaction was funded with available cash and debt financing.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items. The most significant impact occurs within our Principal International segment where pre-tax operating earnings were negatively impacted $17.7 million and $32.3 million for the three and six months ended June 30, 2020, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. This impact was calculated by comparing (a) the difference between current year results and prior year results to (b) the difference between current year results and prior year results translated using current year exchange rates for both periods. We use this approach to calculate the impact of exchange rates on all revenue and expense line items. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

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

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2020	2019	(decrease)	2020	2019	(decrease)

	(in millions)
Revenues:
Premiums and other considerations	$1,153.1	$1,932.9	$(779.8)	$3,444.1	$3,657.8	$(213.7)
Fees and other revenues	1,044.3	1,006.6	37.7	2,189.6	1,980.1	209.5
Net investment income	944.6	1,037.1	(92.5)	1,928.2	1,998.1	(69.9)
Net realized capital gains (losses)	(27.4)	(4.0)	(23.4)	104.0	80.5	23.5
Total revenues	3,114.6	3,972.6	(858.0)	7,665.9	7,716.5	(50.6)
Expenses:
Benefits, claims and settlement expenses	1,601.3	2,446.1	(844.8)	4,460.0	4,641.2	(181.2)
Dividends to policyholders	31.4	29.9	1.5	60.3	60.0	0.3
Operating expenses	983.3	1,046.3	(63.0)	2,318.8	2,039.0	279.8
Total expenses	2,616.0	3,522.3	(906.3)	6,839.1	6,740.2	98.9
Income before income taxes	498.6	450.3	48.3	826.8	976.3	(149.5)
Income taxes	82.5	58.2	24.3	125.7	132.1	(6.4)
Net income	416.1	392.1	24.0	701.1	844.2	(143.1)
Net income attributable to noncontrolling interest	17.8	5.8	12.0	13.9	28.0	(14.1)
Net income attributable to Principal Financial Group, Inc.	$398.3	$386.3	$12.0	$687.2	$816.2	$(129.0)

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Net Income Attributable to Principal Financial Group, Inc.

Net income attributable to Principal Financial Group, Inc. increased primarily due an $83.4 million decrease in DAC amortization stemming from more favorable financial markets during the second quarter of 2020 compared to the second quarter of 2019, which was partially offset by a $53.9 million decrease in variable investment income.

Total Revenues

Premiums decreased $711.7 million for the Retirement and Income Solutions segment primarily due to lower sales of single premium group and individual annuities with life contingencies. The single premium group annuity product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore premiums tend to vary from period to period.

Fees and other revenues increased $59.1 million for the Retirement and Income Solutions segment primarily due to the Acquired Business. Fees and other revenues decreased $14.8 million for the Principal International segment primarily due to foreign currency headwinds in Latin America.

Net investment income decreased primarily due to a $67.9 million decrease in variable investment income in our U.S. operations and a $25.0 million decrease due to foreign currency headwinds in our Latin America business. For additional information, see “Investments — Investment Results – Net Investment Income.”

Net realized capital gains (losses) can be volatile due to credit losses from invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. Net realized capital losses increased $190.5 million due to derivatives not designated as hedging instruments that had losses in 2020 versus gains in 2019. This increase in losses was partially offset by $80.8 million of available-for-sale noncredit fixed maturities gains from portfolio rebalancing in 2020 and $69.6 million from sponsored investment funds that had gains in 2020 versus losses in 2019. For additional information, see “Investments — Investment Results — Net Realized Capital Gains (Losses).”

Total Expenses

Benefits, claims and settlement expenses decreased $704.5 million for the Retirement and Income Solutions segment primarily due to a lower increase in reserves, stemming from lower sales of single premium group and individual annuities with life contingencies. Benefits, claims and settlement expenses decreased for the Principal International segment due to $59.9 million lower single premium annuity sales in Chile, $37.1 million due to foreign currency headwinds and $30.1 million due to lower inflation based interest crediting rates to customers, all within Latin America.

Operating expenses decreased $21.0 million for the U.S. Insurance Solutions segment primarily due to a decrease of DAC amortization in our Individual Life insurance business stemming from surrenders on a small block of indexed universal life business, largely COVID-19 related, and more favorable equity market performance. Operating expenses decreased for the Retirement and Income Solutions segment primarily due to a $102.2 million decrease in DAC amortization stemming from more favorable financial markets during the second quarter of 2020 compared to the second quarter of 2019, partially offset by a $96.1 million increase related to the Acquired Business. Operating expenses decreased for the Corporate segment primarily due to a $7.0 million decrease in pension and OPEB expenses and a $6.4 million decrease in expenses related to strategic initiatives.

Income Taxes

The effective income tax rate increased to 17% from 13% for the three months ended June 30, 2020 and June 30, 2019, respectively, primarily due to a 1% impact of higher local country permanent tax adjustments, a 1% impact of lower dividends received deductions and a 1% impact of foreign currency inflation. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 7, Income Taxes” for a reconciliation between the U.S. corporate income tax rate and the effective income tax rate.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Net Income Attributable to Principal Financial Group, Inc.

Net income attributable to Principal Financial Group, Inc. decreased primarily due to a $61.0 million increase in DAC amortization stemming from unfavorable financial markets in 2020 compared to favorable in 2019, $23.2 million of foreign currency headwinds and $20.1 million of unfavorable relative market performance on our required regulatory investments in our Latin America business.

Total Revenues

Premiums decreased $147.4 million for the Retirement and Income Solutions segment primarily due to lower sales of single premium individual annuities with life contingencies. Premiums decreased $113.4 million for the Principal International segment primarily due to lower single premium annuity sales.

Fees and other revenues increased $163.2 million for the Retirement and Income Solutions segment primarily due to the Acquired Business. Fees and other revenues increased for the Principal Global Investors segment primarily due to $27.5 million higher management fee revenue as a result of increased average AUM and a $20.5 million increase in performance fee revenue primarily in our real estate business.

Net investment income decreased primarily due to $41.4 million of foreign currency headwinds and $28.1 million of unfavorable relative market performance on our required regulatory investments in our Latin America business. For additional information, see “Investments — Investment Results – Net Investment Income.”

Net realized capital gains (losses) can be volatile due to credit losses from invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. Net realized capital gains increased primarily due to a $102.2 million increase from available-for-sale noncredit fixed maturities gains from portfolio rebalancing in 2020 and increased gains of $99.6 million from derivatives not designated as hedging instruments. These increases were partially offset by a $75.0 million decrease from sponsored investment funds and a $60.1 million decrease from equity securities that had losses in 2020 versus gains in 2019. For additional information, see “Investments — Investment Results — Net Realized Capital Gains (Losses).”

Total Expenses

Benefits, claims and settlement expenses decreased for the Principal International segment primarily due to $71.4 million lower single premium annuity sales in Chile as well as $67.5 million foreign currency headwinds, all within Latin America.

Operating expenses increased for the Retirement and Income Solutions segment primarily due to a $201.8 million increase related to the Acquired Business and a $70.8 million increase in DAC amortization stemming from unfavorable financial markets in 2020 compared to favorable in 2019.

Income Taxes

The effective income tax rate increased to 15% for the six months ended June 30, 2020, from 14% for the six months ended June 30, 2019. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 7, Income Taxes” for a reconciliation between the U.S. corporate income tax rate and the effective income tax rate.

Results of Operations by Segment

For results of operations by segment see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 12, Segment Information.”

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

The following table presents the Retirement and Income Solutions net revenue for the periods indicated:

	For the three months ended			For the six months ended
	June 30,			June 30,
			Increase			Increase
	2020	2019	(decrease)	2020	2019	(decrease)

	(in millions)
Retirement and Income Solutions – Fee	$464.9	$392.1	$72.8	$951.0	$771.8	$179.2
Retirement and Income Solutions – Spread	133.5	177.5	(44.0)	300.4	346.7	(46.3)
Total Retirement and Income Solutions	$598.4	$569.6	$28.8	$1,251.4	$1,118.5	$132.9

The following table presents certain summary financial data relating to the Retirement and Income Solutions segment for the periods indicated:

	For the three months ended			For the six months ended
	June 30,			June 30,
			Increase			Increase
	2020	2019	(decrease)	2020	2019	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$460.4	$1,172.1	$(711.7)	$1,983.3	$2,130.7	$(147.4)
Fees and other revenues	411.1	352.0	59.1	853.2	690.0	163.2
Net investment income	608.5	635.5	(27.0)	1,249.2	1,230.8	18.4
Total operating revenues	1,480.0	2,159.6	(679.6)	4,085.7	4,051.5	34.2
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	881.6	1,590.0	(708.4)	2,834.3	2,933.0	(98.7)
Operating expenses	384.5	313.4	71.1	832.4	621.7	210.7
Total expenses	1,266.1	1,903.4	(637.3)	3,666.7	3,554.7	112.0
Pre-tax operating earnings	$213.9	$256.2	$(42.3)	$419.0	$496.8	$(77.8)

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased in our Fee business primarily due to an $11.9 million decrease related to the Acquired Business. Pre-tax operating earnings decreased in our Spread business primarily due to a $41.7 million decrease in variable investment income, partially offset by a $7.0 million increase due to growth in the block of business and a $6.6 million increase due to favorable experience.

Net Revenue

Net revenue increased in our Fee business primarily due to an $84.2 million increase related to the Acquired Business. Net revenue decreased in our Spread business primarily due to a $41.7 million decrease in variable investment income.

Operating Expenses

Operating expenses increased in our Fee business due to a $96.1 million increase related to the Acquired Business. Operating expenses decreased in our Spread business primarily due to an $8.0 million decrease in non-deferrable commission expense resulting from lower sales of individual annuities with life contingencies.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased in our Fee business primarily due to a $29.0 million increase in DAC amortization due to unfavorable equity markets in 2020 compared to favorable in 2019 and a $21.5 million decrease related to the Acquired Business. Pre-tax operating earnings decreased in our Spread business primarily due to a $35.0 million decrease in variable investment income, partially offset by a $10.9 million increase due to growth in the block of business and a $9.1 million increase due to favorable experience.

Net Revenue

Net revenue increased in our Fee business primarily due to a $180.3 million increase related to the Acquired Business. Net revenue decreased in our Spread business primarily due to a $35.0 million decrease in variable investment income.

Operating Expenses

Operating expenses increased in our Fee business due to a $201.8 million increase related to the Acquired Business. Operating expenses decreased in our Spread business primarily due to a $20.4 million decrease in non-deferrable commission expense resulting from lower sales of individual annuities with life contingencies.

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

The following table presents the AUM rollforward for assets managed by Principal Global Investors for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019

	(in billions)
AUM, beginning of period	$405.5	$423.1	$458.6	$393.5
Net cash flow	3.1	(5.0)	2.8	(4.5)
Investment performance	41.7	13.5	(9.7)	41.7
Operations disposed	(0.1)	—	(0.1)	—
Other	(0.1)	0.2	(1.5)	1.1
AUM, end of period	$450.1	$431.8	$450.1	$431.8

The following table presents certain summary financial data relating to the Principal Global Investors segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2020	2019	(decrease)	2020	2019	(decrease)

	(in millions)
Operating revenues:
Fees and other revenues	$352.1	$356.6	$(4.5)	$740.5	$693.2	$47.3
Net investment income	0.8	2.9	(2.1)	3.2	5.3	(2.1)
Total operating revenues	352.9	359.5	(6.6)	743.7	698.5	45.2
Expenses:
Total expenses	243.0	242.3	0.7	520.5	479.3	41.2

Pre-tax operating earnings attributable to noncontrolling interest	1.5	1.6	(0.1)	3.1	2.9	0.2
Pre-tax operating earnings	$108.4	$115.6	$(7.2)	$220.1	$216.3	$3.8

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased largely due to a decrease in transaction and borrower fees revenue.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Pre-Tax Operating Earnings

Pre-tax operating earnings increased largely due to $27.5 million higher management fee revenue as a result of increased average AUM and a $20.5 million increase in performance fee revenue primarily in our real estate business. This was partially offset in expense by a $24.6 million increase in variable compensation expenses and a $12.4 million increase in professional fees primarily related to a one-time favorable legal settlement in 2019.

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

The following table presents the Principal International segment AUM rollforward for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019

	(in billions)

AUM, beginning of period	$134.5	$161.4	$169.7	$155.5
Net cash flow	0.9	0.6	1.2	1.4
Investment performance	9.7	4.7	0.8	10.2
Effect of exchange rates	(1.1)	1.4	(27.5)	2.4
Other	(0.5)	(0.1)	(0.7)	(1.5)
AUM, end of period	$143.5	$168.0	$143.5	$168.0

Net revenue is a key metric used to understand the earnings growth for the Principal International segment. The following table presents the net revenue of the Principal International segment for the periods indicated.

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2020	2019	(decrease)	2020	2019	(decrease)

	(in millions)

Net revenue	$192.3	$202.8	$(10.5)	$326.4	$417.0	$(90.6)

The following table presents certain summary financial data relating to the Principal International segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2020	2019	(decrease)	2020	2019	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$28.6	$109.5	$(80.9)	$113.6	$227.0	$(113.4)
Fees and other revenues	103.1	117.9	(14.8)	213.9	234.5	(20.6)
Net investment income	144.7	184.2	(39.5)	249.4	330.6	(81.2)
Total operating revenues	276.4	411.6	(135.2)	576.9	792.1	(215.2)
Expenses:
Benefits, claims and settlement expenses	84.1	208.8	(124.7)	250.5	375.1	(124.6)
Operating expenses	96.5	108.7	(12.2)	199.9	210.7	(10.8)
Total expenses	180.6	317.5	(136.9)	450.4	585.8	(135.4)

Pre-tax operating earnings attributable to noncontrolling interest	1.3	0.9	0.4	1.2	2.0	(0.8)
Pre-tax operating earnings	$94.5	$93.2	$1.3	$125.3	$204.3	$(79.0)

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Pre-Tax Operating Earnings

Pre-tax operating earnings increased as Latin America earnings increased $16.0 million but was offset by currency headwinds of $17.0 million within the region. Additionally, pre-tax operating earnings increased due to a $3.0 million decrease in overhead expenses.

Net Revenue

Net revenue decreased in Latin America $8.6 million primarily due to $28.8 million foreign currency headwinds and $8.1 million lower earnings from our equity method investments in Brazil offsetting $29.6 million favorable relative market performance on our required regulatory investments.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased $76.4 million in Latin America primarily due to $31.2 foreign currency headwinds, $27.6 million unfavorable relative market performance on our required regulatory investments and $25.6 million lower earnings from our equity method investments in Brazil.

Net Revenue

Net revenue decreased $84.5 million in Latin America primarily due to $50.4 million foreign currency headwinds as well as $28.1 million unfavorable relative market performance on our required regulatory investments.

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

The following table presents the U.S. Insurance Solutions segment premium and fees for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2020	2019	(decrease)	2020	2019	(decrease)

	(in millions)
Premium and fees:
Specialty Benefits insurance	$590.6	$580.1	$10.5	$1,187.7	$1,144.6	$43.1
Individual Life insurance	284.4	282.6	1.8	601.9	579.7	22.2

The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2020	2019	(decrease)	2020	2019	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$664.1	$651.3	$12.8	$1,347.2	$1,300.1	$47.1
Fees and other revenues	210.8	211.3	(0.5)	442.3	424.1	18.2
Net investment income	213.2	224.7	(11.5)	421.9	431.2	(9.3)
Total operating revenues	1,088.1	1,087.3	0.8	2,211.4	2,155.4	56.0
Expenses:
Benefits, claims and settlement expenses	636.1	633.3	2.8	1,304.1	1,286.9	17.2
Dividends to policyholders	31.4	29.7	1.7	60.3	59.7	0.6
Operating expenses	265.6	278.0	(12.4)	562.5	551.8	10.7
Total expenses	933.1	941.0	(7.9)	1,926.9	1,898.4	28.5

Pre-tax operating earnings	$155.0	$146.3	$8.7	$284.5	$257.0	$27.5

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Pre-Tax Operating Earnings

Pre-tax operating earnings increased in our Specialty Benefits insurance business due to a $67.6 million net benefit from COVID-19, primarily associated with lower claims due to temporary dental and vision office closures. Higher non COVID-19 claims of $31.0 million and $9.3 million in lower variable investment income partially offset this benefit. Pre-tax operating earnings decreased in our Individual Life insurance business primarily due to $11.2 million in lower variable investment income, $8.8 million from surrenders on a small block of indexed universal life policies, largely related to COVID-19, and $8.2 million in COVID-19 related claims. These decreases were slightly offset by $4.0 million lower DAC amortization stemming from more favorable equity markets in 2020 compared to 2019.

Operating Revenues

Premium and fees in our Specialty Benefits insurance business increased $17.7 million due to growth in the business, partially offset by $7.2 million in dental premium credits associated with COVID-19. Premium and fees increased in our Individual Life insurance business due to $14.7 million associated with growth in the business, partially offset by a $12.9 million reduction in revenue associated with surrenders on a small block of indexed universal life policies, largely related to COVID-19.

Net investment income decreased primarily due to lower variable investment income.

Total Expenses

Benefits, claims and settlement expenses in our Specialty Benefits insurance business decreased $74.8 million due to the impact of COVID-19 on claims, largely resulting from the temporary dental and vision office closures. The decrease in COVID-19 related claims was partially offset by $31.0 million in higher non COVID-19 claims and $10.6 million associated with growth in the business. Benefits, claims and settlement expenses in our Individual Life insurance business increased primarily due to $21.2 million in higher non COVID-19 claim costs largely as a result of growth in the business, and $8.2 million of increases in claims attributable to COVID-19.

Operating expenses decreased primarily due to lower DAC amortization in our Individual Life business with $4.1 million of the decrease related to surrenders from a small block of indexed universal life policies, largely related to COVID-19, and $4.0 million stemming from more favorable equity markets in 2020 compared to 2019.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Pre-Tax Operating Earnings

Pre-tax operating earnings increased $63.2 million in our Specialty Benefits insurance business primarily due to lower claims incidence largely resulting from the temporary dental and vision office closures associated with COVID-19. Pre-tax operating earnings in our Individual Life insurance business decreased due to $18.7 million in higher non COVID-19 claim costs, $8.8 million due to surrenders from a small block of indexed universal life policies, largely COVID-19 related, and $8.2 million from COVID-19 claims.

Operating Revenues

Premium and fees increased $43.1 million in our Specialty Benefits insurance business primarily due to growth in the business. Premium and fees in our Individual Life insurance business increased $35.0 million primarily due to growth in the business, partially offset by a $12.9 million reduction in revenue associated with surrenders from a small block of indexed universal life policies, largely related to COVID-19.

Net investment income decreased primarily due to lower variable investment income.

Total Expenses

Benefits, claims and settlement expenses decreased $66.2 million in our Specialty Benefits insurance business due to lower incidence of claims, largely as a result of temporary dental and vision office closures associated with COVID-19. The lower claim incidence was partially offset by $30.9 million associated with growth in the business. Benefits, claims and settlement expenses in our Individual Life insurance business increased $25.7 million due to growth in the business, $18.7 million due to higher non COVID-19 claim costs and $8.2 million due to COVID-19 claims.

Operating expenses increased primarily due to growth in the business.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2020	2019	(decrease)	2020	2019	(decrease)

	(in millions)
Operating revenues:
Total operating revenues	$(16.3)	$(15.8)	$(0.5)	$(7.0)	$(14.6)	$7.6
Expenses:
Total expenses	67.8	82.7	(14.9)	149.8	168.5	(18.7)

Pre-tax operating earnings (losses) attributable to noncontrolling interest	(0.1)	(0.4)	0.3	18.3	(0.6)	18.9
Pre-tax operating losses	$(84.0)	$(98.1)	$14.1	$(175.1)	$(182.5)	$7.4

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Pre-Tax Operating Losses

Pre-tax operating losses decreased primarily due to operating expense decreases, including a $7.0 million decrease in pension and OPEB expenses and a $6.4 million decrease in expenses related to strategic initiatives.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Pre-Tax Operating Losses

Pre-tax operating losses decreased primarily due to a $16.4 million decrease in pension and OPEB expenses. This decrease in losses was partially offset by a $6.7 million increase in our retail broker-dealer operations primarily related to a change in expense allocation.

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

We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised at inopportune times. For example, as of June 30, 2020, approximately $9.6 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain surrender charges and other provisions limiting early surrenders.

The following table summarizes the withdrawal characteristics of our domestic general account investment contracts as of June 30, 2020.

	Contractholder funds	Percentage
	(in millions)
Not subject to discretionary withdrawal	$10,778.4	31.4%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	10,344.8	30.1
Market value adjustments	7,973.6	23.2
Subject to discretionary withdrawal without adjustments	5,272.2	15.3
Total domestic investment contracts	$34,369.0	100.0%

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

We had the following short-term credit facilities with various financial institutions as of June 30, 2020:

	Financing			Amount
Obligor/Applicant	structure	Maturity	Capacity	outstanding (3)

			(in millions)
PFG, Principal Financial Services, Inc., and Principal Life as co-borrowers (1)	Credit facility	November 2023	$600.0	$—
PFG, Principal Financial Services, Inc., Principal Life and Principal Financial Services V (UK) LTD as co-borrowers (1)	Credit facility	November 2023	200.0	—
Principal International Chile (2)	Unsecured lines of
	credit		163.2	76.3
Principal Life	Unsecured line of
	credit	September 2020	60.0	—
Total			$1,023.2	$76.3
(1)	The credit facility is supported by eighteen banks.
(2)	The unsecured lines of credit can be used for repurchase agreements or other borrowings. Each line has a maturity of less than one year.
(3)	The amount outstanding is reported in short-term debt on the consolidated statements of financial position.

The revolving credit facilities are committed and available for general corporate purposes. These credit facilities also provide 100% back-stop support for our commercial paper program, of which we had no outstanding balances as of June 30, 2020 and December 31, 2019. Most of the banks supporting the credit facilities have other relationships with us. Due to the financial strength and the strong relationships we have with these providers, we are comfortable we have very low risk the financial institutions would be unable or unwilling to fund these facilities.

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

Total stockholder dividends paid by Principal Life to its parent for the six months ended June 30, 2020, were $400.0 million, all of which was extraordinary and approved by the Commissioner. As of June 30, 2020, we had $2,319.9 million of cash and liquid assets held in our holding companies and other subsidiaries, which is available for corporate purposes. This includes assets in excess of targeted statutory capital ratios and immediate working capital needs.

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

Net cash provided by operating activities was $2,046.1 million and $2,678.4 million for the six months ended June 30, 2020 and 2019, respectively. Our insurance business typically generates positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The decrease in cash provided by operating activities in 2020 compared to 2019 was primarily the result of fluctuations in receivables and payables associated with the timing of settlements.

Net cash used in investing activities was $2,221.1 million and $2,344.0 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in cash used in investing activities was primarily due to decreased net contributions to sponsored investment funds in the current year. The decrease in cash used in investing activities was offset in part by net real estate acquisitions in the current year compared to net real estate sales in the prior year.

Net cash provided by financing activities was $809.5 million and $4.0 million for the six months ended June 30, 2020 and 2019, respectively. The increase in cash provided by financing activities was primarily due to net investment contract deposits in the current year versus net withdrawals in the prior year, as well as a net increase in banking operation deposits in the current year.

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

Short-Term Debt. The components of short-term debt were as follows:

	June 30, 2020	December 31, 2019

	(in millions)
Other recourse short-term debt	$76.3	$93.4
Total short-term debt	$76.3	$93.4

The short-term credit facilities are used for general corporate purposes and borrowings outstanding can fluctuate as part of working capital management.

Long-Term Debt. On June 12, 2020, we issued $500.0 million of senior notes. The proceeds from these notes were used for general corporate purposes. For additional information regarding this debt issuance and all other outstanding long-term debt, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 6, Long-Term Debt.”

Contingent Funding Agreements for Senior Debt Issuance. In March 2018, we entered into two contingent funding agreements that give us the right at any time over a ten-year or thirty-year period to issue up to $400.0 million or $350.0 million, respectively, of senior notes.

Stockholders’ Equity. The following table summarizes our dividends to stockholders and repurchase of common stock.

	For the six months ended	For the year ended
	June 30, 2020	December 31, 2019

	(in millions)
Dividends to stockholders	$307.1	$606.0
Repurchase of common stock	231.8	281.0
Total cash returned to common stockholders	$538.9	$887.0

For additional stockholders’ equity information, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 10, Stockholders’ Equity.”

Capitalization

The following table summarizes our capital structure:

	June 30, 2020	December 31, 2019

	($ in millions)
Debt:
Short-term debt	$76.3	$93.4
Long-term debt	4,163.4	3,734.1
Total debt	4,239.7	3,827.5

Total stockholders’ equity attributable to PFG	15,243.1	14,618.0
Total capitalization	$19,482.8	$18,445.5
Debt to equity	28%	26%
Debt to capitalization	22%	21%

Contractual Obligations and Contractual Commitments

As of June 30, 2020, no significant changes to contractual obligations and contractual commitments have occurred since December 31, 2019.

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

Guarantees and Indemnifications. As of June 30, 2020, no significant changes to guarantees and indemnifications have occurred since December 31, 2019. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 9, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

Financial Strength and Credit Ratings

Our ratings are influenced by the relative ratings of our peers/competitors as well as many other factors including our operating and financial performance, capital levels, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage and other factors.

In May 2020, Fitch affirmed the 'AA-' financial strength ratings of Principal Life and PNLIC. Fitch also affirmed PFG's senior unsecured debt at 'A-'. The outlook for PFG was revised to 'negative' from 'stable'. The outlook revision is due to the disruption to economic activity and the financial markets from the COVID-19 pandemic

In early 2020, each of A.M. Best, Fitch and Moody's has revised its outlook for the U.S. life insurance industry to ‘negative’ from ‘stable’. The revisions were due to increased concerns over COVID-19 and the related financial impacts. S&P continues to maintain a ‘stable’ industry outlook.

In April 2020, S&P affirmed the financial strength rating of Principal Life and Principal National Life Insurance Company (“PNLIC”) at ‘A+’. S&P also affirmed the senior unsecured debt of PFG and Principal Financial Services, Inc at ‘A-’. The outlook on all ratings changed from ‘stable’ to ‘negative’. The ratings outlook reflects weaker earnings potential and capital adequacy as a result of the global recession.

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

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The fair value hierarchy gives the highest priority (Level 1) to unadjusted quoted prices in active markets for identical assets or liabilities and gives the lowest priority (Level 3) to unobservable inputs. The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety considering factors specific to the asset or liability. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 11, Fair Value Measurements” for further details, including a reconciliation of changes in Level 3 fair value measurements.

As of June 30, 2020, 39% of our net assets (liabilities) were Level 1, 57% were Level 2 and 4% were Level 3. Excluding separate account assets as of June 30, 2020, 3% of our net assets (liabilities) were Level 1, 97% were Level 2 and 0% were Level 3.

As of December 31, 2019, 41% of our net assets (liabilities) were Level 1, 55% were Level 2 and 4% were Level 3. Excluding separate account assets as of December 31, 2019, 3% of our net assets (liabilities) were Level 1, 97% were Level 2 and 0% were Level 3.

Changes in Level 3 Fair Value Measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2020, were $8,631.9 million as compared to $9,191.0 million as of December 31, 2019. The decrease was primarily related to the transfer of certain structured fixed maturities from Level 3 into Level 2, investment and universal life contract embedded derivative losses largely due to market impacts and net sales in our separate account assets.

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2019, were $8,772.9 million as compared to $8,729.4 million as of December 31, 2018. The increase was primarily related to gains in our separate account assets, partially offset by net transfers out of Level 3 into Level 2. Assets transferred out of Level 3 during 2019 primarily included certain separate accounts we now value using the unit trust APIF as the unit of account that were previously valued using the underlying investments of the unit trust APIF. The increase in separate account assets was largely offset by losses in our investment contract embedded derivatives.

Investments

We had total consolidated assets as of June 30, 2020, of $271,309.4 million, of which $100,558.6 million were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk; therefore, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of June 30, 2020, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans.

	June 30, 2020		December 31, 2019
	Carrying amount	% of total	Carrying amount	% of total

	($ in millions)
Fixed maturities:
Public	$49,382.3	49%	$46,432.9	48%
Private	25,470.7	25	24,349.2	24
Equity securities	1,778.5	2	1,879.4	2
Mortgage loans:
Commercial	15,055.1	15	14,992.7	16
Residential	1,641.5	1	1,494.2	2
Real estate held for sale	18.5	—	169.8	—
Real estate held for investment	1,681.2	2	1,545.0	2
Policy loans	796.4	1	798.0	1
Other investments	4,734.4	5	4,690.2	5
Total invested assets	100,558.6	100%	96,351.4	100%
Cash and cash equivalents	3,150.4		2,515.9
Total invested assets and cash	$103,709.0		$98,867.3

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

	For the three months ended June 30,						For the six months ended June 30,
	2020		2019		Increase (decrease)		2020		2019		Increase (decrease)
	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

	($ in millions)
Fixed maturities	3.9%	$658.7	4.3%	$671.0	(0.4)%	$(12.3)	4.0%	$1,344.2	4.3%	$1,306.0	(0.3)%	$38.2
Equity securities	11.7	50.5	5.1	24.2	6.6	26.3	3.0	27.8	7.5	69.8	(4.5)	(42.0)
Mortgage loans - commercial	4.1	154.8	4.4	161.6	(0.3)	(6.8)	4.2	318.4	4.3	311.0	(0.1)	7.4
Mortgage loans - residential	4.3	17.3	6.9	23.2	(2.6)	(5.9)	5.0	39.5	5.7	38.1	(0.7)	1.4
Real estate	6.0	25.3	14.6	63.5	(8.6)	(38.2)	11.7	99.9	10.5	91.4	1.2	8.5
Policy loans	5.3	10.5	5.4	10.9	(0.1)	(0.4)	5.3	21.1	10.9	21.9	(5.6)	(0.8)
Cash and cash equivalents	0.5	3.7	2.5	17.5	(2.0)	(13.8)	1.0	13.8	2.1	33.7	(1.1)	(19.9)
Other investments	4.3	50.9	8.0	94.1	(3.7)	(43.2)	5.1	120.3	8.2	183.7	(3.1)	(63.4)
Total	4.0	971.7	4.8	1,066.0	(0.8)	(94.3)	4.1	1,985.0	4.6	2,055.6	(0.5)	(70.6)
Investment expenses	(0.1)	(27.1)	(0.1)	(28.9)	—	1.8	(0.1)	(56.8)	(0.1)	(57.5)	—	0.7
Net investment income	3.9%	$944.6	4.7%	$1,037.1	(0.8)%	$(92.5)	4.0%	$1,928.2	4.5%	$1,998.1	(0.5)%	$(69.9)

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Net investment income from real estate decreased primarily due to the sale of certain value-add real estate in the second quarter of 2019.

Net investment income from other investments decreased primarily due to lower variable investment income associated with other alternative investments and foreign currency headwinds in our Latin America business.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Net investment income from fixed maturities increased primarily due to higher average invested assets, offset by lower yields and prepayments in our U.S. operations.

Net investment income from equity securities decreased primarily due to unfavorable relative market performance on our required regulatory investments in our Latin America business.

Net investment income from other investments decreased primarily due to lower variable investment income associated with other alternative investments and foreign currency headwinds in our Latin America business.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains and losses for the periods indicated.

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2020	2019	(decrease)	2020	2019	(decrease)

	(in millions)
Fixed maturities, available-for-sale – credit losses, including credit sales (1)	$(27.6)	$(17.3)	$(10.3)	$(37.2)	$(24.1)	$(13.1)
Commercial mortgage loans – credit losses	(0.2)	(0.6)	0.4	(13.6)	(1.1)	(12.5)
Other – credit losses	0.9	0.9	—	(1.4)	1.7	(3.1)
Fixed maturities, available-for-sale and trading – noncredit	94.6	11.7	82.9	110.0	22.4	87.6
Derivatives and related hedge activities (2)	(186.7)	3.8	(190.5)	117.2	17.6	99.6
Other gains (losses)	91.6	(2.5)	94.1	(71.0)	64.0	(135.0)
Net realized capital gains (losses)	$(27.4)	$(4.0)	$(23.4)	$104.0	$80.5	$23.5
(1)	Upon adoption of authoritative guidance effective January 1, 2020, credit losses include credit sales, adjustments to the credit loss valuation allowance, write-offs and recoveries on available-for-sale securities. Prior to 2020, credit losses included credit sales, net other-than-temporary impairment losses and recoveries on available-for-sale securities and other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other OCI.
(2)	Includes fixed maturities, trading net gains (losses) of $11.4 million and $4.1 million for the three months ended June 30, 2020 and 2019, and $0.2 million and $8.6 million for the six months ended June 30, 2020 and 2019, respectively, which are a component of the GMWB embedded derivative hedging program net realized capital gains (losses) reflected in this line.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Net realized gains on fixed maturities, available-for-sale and trading - noncredit increased primarily due to available-for-sale noncredit gains related to portfolio rebalancing in 2020.

Derivatives and related hedge activities had losses in 2020 versus gains in 2019 primarily due to increased losses on the GMWB embedded derivatives, including changes in the spread reflecting our own creditworthiness, and related hedging instruments.

Other investments had gains in 2020 versus losses in 2019 due primarily to increases from sponsored investment funds and equity securities related primarily to mark-to-market changes.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Net realized gains on fixed maturities, available-for-sale and trading - noncredit increased primarily due to available-for-sale noncredit gains related to portfolio rebalancing in 2020.

Net realized gains on derivatives and related hedge activities increased due primarily to gains in 2020 versus losses in 2019 on the GMWB embedded derivatives, including changes in the spread reflecting our own creditworthiness, and related hedging instruments.

Other investments had losses in 2020 versus gains in 2019 due primarily to decreases from sponsored invested funds and equity securities related primarily to mark-to-market changes.

U.S. Investment Operations

Of our invested assets, $93,116.2 million were held by our U.S. operations as of June 30, 2020. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing investment policies and monitoring risk limits and tolerances. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect customers’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

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

A dedicated committee, comprised of senior investment professional staff members, approves the credit rating for the fixed maturities we purchase. We have teams of security analysts, organized by industry and asset class, that analyze and monitor these investments. Investments held in the portfolio are monitored on a continuous basis with a formal review annually or more frequently if material events affect the issuer. The analysis includes both fundamental and technical factors. The fundamental analysis encompasses both quantitative and qualitative analysis of the issuer. The qualitative analysis includes an assessment of both accounting and management aggressiveness of the issuer. In addition, technical indicators such as stock price volatility and credit default swap levels are monitored. We regularly review our investments to determine whether we should re-rate them, employing the following criteria:

●	material changes in the issuer’s revenues, margins, capital structure or collateral values;
●	significant management or organizational changes;
●	significant changes regarding the issuer’s industry;
●	debt service coverage or cash flow ratios that fall below industry-specific thresholds;
●	violation of financial covenants and
●	other business factors that relate to the issuer.

We purchase credit default swaps to hedge certain credit exposures in our investment portfolio. We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $140.0 million and $75.0 million as of June 30, 2020 and December 31, 2019, respectively. We sell credit default swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 4, Derivative Financial Instruments” under the caption, “Credit Derivatives Sold.”

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

	Weighted average loan-to-value ratio		Debt service coverage ratio
	June 30, 2020	December 31, 2019	June 30, 2020		December 31, 2019

New mortgages	53%	51%	2.6	X	2.4	X
Entire mortgage portfolio	50%	45%	2.6	X	2.6	X

We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, were $3,253.4 million and 3.6%, respectively, as of June 30, 2020, and $3,135.5 million and 3.7%, respectively, as of December 31, 2019. In addition, the amortized cost and weighted average yield of RMBS, residential collateralized mortgage obligations, and asset-backed securities - home equity with material prepayment risk were $7,139.4 million and 3.0%, respectively, as of June 30, 2020, and $7,318.7 million and 3.1%, respectively, as of December 31, 2019.

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

	June 30, 2020		December 31, 2019
	Carrying amount	% of total	Carrying amount	% of total

	($ in millions)
Fixed maturities:
Public	$45,644.8	49%	$42,677.4	48%
Private	25,421.0	27	24,292.7	27
Equity securities	472.0	1	480.7	1
Mortgage loans:
Commercial	14,740.3	16	14,693.2	17
Residential	1,266.8	1	1,086.4	1
Real estate held for sale	17.8	—	169.0	—
Real estate held for investment	1,680.8	2	1,544.5	2
Policy loans	778.4	1	777.7	1
Other investments	3,094.3	3	2,841.7	3
Total invested assets	93,116.2	100%	88,563.3	100%
Cash and cash equivalents	2,877.1		2,312.1
Total invested assets and cash	$95,993.3		$90,875.4

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities. Included in the privately placed category as of June 30, 2020 and December 31, 2019, were $18.1 billion and $17.7 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

Fixed maturities were diversified by category of issuer, as shown in the following table for the periods indicated.

	June 30, 2020		December 31, 2019
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total

	($ in millions)

U.S. government and agencies	$1,849.3	3%	$1,699.9	3%
States and political subdivisions	8,702.8	12	7,479.4	11
Non-U.S. governments	887.2	1	855.5	1
Corporate - public	23,395.3	33	21,845.9	33
Corporate - private	16,886.5	24	15,539.7	23
Residential mortgage-backed pass-through securities	3,557.8	5	3,259.1	5
Commercial mortgage-backed securities	4,700.8	7	4,844.9	7
Residential collateralized mortgage obligations	3,690.4	5	3,961.0	6
Asset-backed securities	7,395.7	10	7,484.7	11
Total fixed maturities	$71,065.8	100%	$66,970.1	100%

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 18% of total fixed maturities as of both June 30, 2020, and December 31, 2019. It is comprised of corporate and foreign government fixed maturities. The following table presents the carrying amount of our international exposure for our U.S. operation’s fixed maturities portfolio for the periods indicated.

	June 30, 2020	December 31, 2019

	(in millions)
European Union, excluding UK	$3,412.6	$3,185.7
United Kingdom	2,514.4	2,535.1
Australia/New Zealand	1,910.5	1,646.8
Asia-Pacific	1,706.8	1,656.3
Latin America	1,356.7	1,317.6
Europe, non-European Union	874.4	865.5
Middle East and Africa	753.0	687.9
Other (1)	334.3	348.4
Total	$12,862.7	$12,243.3
(1)	Includes exposure from two countries and various supranational organizations as of both June 30, 2020, and December 31, 2019.

International fixed maturities exposure is determined by the country of domicile of the parent entity of an individual asset. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of June 30, 2020 and December 31, 2019, our investments in Canada totaled $2,161.7 million and $2,111.9 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The following table presents our top ten exposures as of June 30, 2020.

Amortized cost
(in millions)
Berkshire Hathaway Inc.	$274.2
The Walt Disney Company	226.8
JPMorgan Chase & Co.	223.1
Sempra Energy	221.4
Wells Fargo & Company	220.1
People's Republic of China (1)	218.0
Bank of America Corporation	215.4
Comcast Corporation	213.8
Duke Energy Corporation	208.0
Microsoft Corporation	203.3
Total top ten exposures	$2,224.1
(1)	Primarily includes exposure to state-owned entities operating in the energy, electric and chemical sectors.

Fixed Maturities Valuation and Credit Quality. Valuation techniques for the fixed maturities portfolio vary by security type and the availability of market data. The use of different pricing techniques and their assumptions could produce different financial results. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 11, Fair Value Measurements” for further details regarding our pricing methodology. Once prices are determined, they are reviewed by pricing analysts for reasonableness based on asset class and observable market data. Investment analysts who are familiar with specific securities review prices for reasonableness through direct interaction with external sources, review of recent trade activity or use of internal models. All fixed maturities placed on the “watch list” are periodically analyzed by investment analysts. These analysts periodically meet with the Chief Investment Officer and the Portfolio Managers to determine reasonableness of the analysts’ prices. The valuation of bonds for which a credit loss exists and there is no quoted price is typically based on relative value analysis and the present value of the future cash flows expected to be received. Although we believe these values reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other market factors involve qualitative and unobservable inputs.

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

	June 30, 2020			December 31, 2019
			Percent of			Percent of
	Amortized	Carrying	carrying	Amortized	Carrying	carrying
NAIC designation	cost	amount	amount	cost	amount	amount

	($ in millions)

1	$44,414.2	$48,176.3	68%	$43,619.2	$46,300.5	69%
2	18,079.6	19,887.2	28	16,658.4	18,079.2	27
3	2,631.3	2,596.9	3	2,211.6	2,310.5	3
4	430.1	389.1	1	230.0	227.6	1
5	14.7	12.6	—	51.7	46.1	—
6	5.7	3.7	—	6.3	6.2	—
Total fixed maturities	$65,575.6	$71,065.8	100%	$62,777.2	$66,970.1	100%

Fixed maturities included 47 securities with an amortized cost of $635.7 million, gross gains of $23.5 million, gross losses of $1.2 million and a carrying amount of $658.0 million as of June 30, 2020, that were still pending a review and assignment of a designation by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, we will always have securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent designation is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities. As of June 30, 2020, based on amortized cost, 99% of our CMBS portfolio had an NAIC designation of 1.

The following table presents our exposure by credit quality based on NAIC designations for our CMBS portfolio as of the periods indicated.

	June 30, 2020		December 31, 2019
	Amortized	Carrying	Amortized	Carrying
NAIC designation	cost	amount	cost	amount

	(in millions)

1	$4,707.4	$4,638.2	$4,664.5	$4,769.9
2	51.6	45.3	50.3	49.8
3	12.4	11.0	16.6	16.8
4	3.2	2.9	—	—
5	3.4	2.7	9.2	7.0
6	1.0	0.7	1.5	1.4
Total (1)	$4,779.0	$4,700.8	$4,742.1	$4,844.9
(1)	The CMBS portfolio included agency CMBS with a $285.0 million amortized cost and a $295.5 million carrying amount as of June 30, 2020, and a $302.1 million amortized cost and a $303.1 million carrying amount as of December 31, 2019.

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

	June 30, 2020	December 31, 2019

	($ in millions)

Total fixed maturities (public and private)	$71,065.8	$66,970.1
Problem fixed maturities (1)	$14.3	$14.6
Potential problem fixed maturities	85.2	43.6
Total problem, potential problem and restructured fixed maturities	$99.5	$58.2
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	0.14%	0.09%
(1)	Upon adoption of authoritative guidance effective January 1, 2020, the problem fixed maturities carrying amount is net of the credit loss valuation allowance. Prior to 2020, the problem fixed maturities carrying amount was net of other-than-temporary impairment losses.

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

The net realized loss relating to the change in the allowance for credit loss and credit related sales of fixed maturities was $24.9 million for the three months ended June 30, 2020, and $34.5 million for the six months ended June 30, 2020. The net realized loss relating to other-than-temporary credit impairments and credit related sales of fixed maturities was $17.3 million for the three months ended June 30, 2019, and $24.1 million for the six months ended June 30, 2019.

Fixed Maturities Available-for-Sale

The following tables present our fixed maturities available-for-sale by industry category, as of the periods indicated.

	June 30, 2020
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount

	(in millions)

Finance — Banking	$4,762.0	$425.3	$18.8	$—	$5,168.5
Finance — Brokerage	519.3	65.7	0.4	—	584.6
Finance — Finance Companies	351.9	3.5	13.3	—	342.1
Finance — Financial Other	455.2	22.5	17.0	—	460.7
Finance — Insurance	2,828.3	453.9	5.7	—	3,276.5
Finance — Real estate investment trusts (“REITs”)	1,775.6	146.3	14.3	—	1,907.6
Industrial — Basic Industry	1,543.0	156.2	6.2	—	1,693.0
Industrial — Capital Goods	2,105.9	191.5	11.8	—	2,285.6
Industrial — Communications	2,924.7	467.6	12.1	—	3,380.2
Industrial — Consumer Cyclical	1,733.9	139.9	32.2	—	1,841.6
Industrial — Consumer Non-Cyclical	4,317.0	602.6	7.9	—	4,911.7
Industrial — Energy	2,484.5	232.1	47.9	—	2,668.7
Industrial — Other	682.7	53.8	1.0	—	735.5
Industrial — Technology	2,060.9	241.9	4.9	—	2,297.9
Industrial — Transportation	1,991.4	190.4	40.6	—	2,141.2
Utility — Electric	3,621.3	499.1	2.7	—	4,117.7
Utility — Natural Gas	339.7	45.7	—	—	385.4
Utility — Other	305.0	31.4	0.2	—	336.2
Government guaranteed	1,414.3	186.4	8.6	—	1,592.1
Total corporate securities	36,216.6	4,155.8	245.6	—	40,126.8

Residential mortgage-backed pass-through securities	3,153.0	159.5	0.4	—	3,312.1
Commercial mortgage-backed securities	4,752.9	73.7	148.5	3.4	4,674.7
Residential collateralized mortgage obligations	3,509.5	178.8	0.9	—	3,687.4
Asset-backed securities — Home equity (1)	228.2	14.8	1.5	—	241.5
Asset-backed securities — All other	3,639.4	52.9	72.5	—	3,619.8
Collateralized debt obligations — Credit	16.7	—	6.6	—	10.1
Collateralized debt obligations — CMBS	—	0.7	—	—	0.7
Collateralized debt obligations — Loans	3,576.2	4.3	84.3	1.0	3,495.2
Total mortgage-backed and other asset-backed securities	18,875.9	484.7	314.7	4.4	19,041.5

U.S. government and agencies	1,586.0	263.0	0.2	—	1,848.8
States and political subdivisions	7,702.3	1,013.8	18.1	—	8,698.0
Non-U.S. governments	728.8	155.9	—	—	884.7
Total fixed maturities, available-for-sale	$65,109.6	$6,073.2	$578.6	$4.4	$70,599.8
(1)	This exposure is all related to sub-prime mortgage loans.

	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses(1)	amount

	(in millions)

Finance — Banking	$4,486.9	$290.1	$11.7	$4,765.3
Finance — Brokerage	560.9	44.5	0.1	605.3
Finance — Finance Companies	373.2	17.2	—	390.4
Finance — Financial Other	463.4	22.8	1.8	484.4
Finance — Insurance	2,663.5	358.1	2.1	3,019.5
Finance — REITs	1,626.9	115.6	0.4	1,742.1
Industrial — Basic Industry	1,264.4	110.2	—	1,374.6
Industrial — Capital Goods	2,142.1	152.0	0.6	2,293.5
Industrial — Communications	2,802.4	353.1	0.3	3,155.2
Industrial — Consumer Cyclical	1,542.0	103.0	2.5	1,642.5
Industrial — Consumer Non-Cyclical	4,089.7	406.8	0.6	4,495.9
Industrial — Energy	2,566.5	285.7	6.7	2,845.5
Industrial — Other	442.9	23.1	0.4	465.6
Industrial — Technology	2,018.7	153.3	2.1	2,169.9
Industrial — Transportation	1,972.1	142.4	0.4	2,114.1
Utility — Electric	3,174.5	307.3	2.2	3,479.6
Utility — Natural Gas	352.8	29.2	—	382.0
Utility — Other	268.7	16.2	—	284.9
Government guaranteed	1,357.6	165.0	0.9	1,521.7
Total corporate securities	34,169.2	3,095.6	32.8	37,232.0

Residential mortgage-backed pass-through securities	2,908.7	71.9	3.8	2,976.8
Commercial mortgage-backed securities	4,713.9	126.6	23.8	4,816.7
Residential collateralized mortgage obligations	3,885.8	79.0	8.6	3,956.2
Asset-backed securities — Home equity (2)	237.1	14.5	0.6	251.0
Asset-backed securities — All other	3,958.8	36.0	5.7	3,989.1
Collateralized debt obligations — Credit	16.8	—	4.7	12.1
Collateralized debt obligations — CMBS	—	0.9	—	0.9
Collateralized debt obligations — Loans	3,209.9	2.0	9.6	3,202.3
Total mortgage-backed and other asset-backed securities	18,931.0	330.9	56.8	19,205.1

U.S. government and agencies	1,603.8	98.6	3.0	1,699.4
States and political subdivisions	6,842.8	643.6	11.6	7,474.8
Non-U.S. governments	724.6	128.4	—	853.0
Total fixed maturities, available-for-sale	$62,271.4	$4,297.1	$104.2	$66,464.3
(1)	Prior to the adoption of authoritative guidance effective January 1, 2020, the gross unrealized losses included other-than-temporary-impairment losses reported in AOCI.
(2)	This exposure is all related to sub-prime mortgage loans.

Of the $578.6 million in gross unrealized losses as of June 30, 2020, $2.3 million in losses were attributed to securities scheduled to mature in one year or less, $72.3 million attributed to securities scheduled to mature between one to five years, $98.2 million attributed to securities scheduled to mature between five to ten years, $91.1 million attributed to securities scheduled to mature after ten years and $314.7 million related to mortgage-backed and other ABS that are not classified by maturity year. As of June 30, 2020, we were in a $5,494.6 million net unrealized gain position as compared to a $4,192.9 million net unrealized gain position as of December 31, 2019. The $1,301.7 million increase in net unrealized gains for the six months ended June 30, 2020, can be attributed to an approximate 114 basis points decrease in interest rates, partially offset by widening of spreads.

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

The following table presents our fixed maturities available-for-sale by investment grade and below investment grade as of the periods indicated.

	June 30, 2020					December 31, 2019
		Gross	Gross	Allowance			Gross	Gross
	Amortized	unrealized	unrealized	for credit	Carrying	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	loss	amount	cost	gains	losses (1)	amount

	(in millions)
Investment grade:
Public	$39,619.6	$4,531.4	$213.9	$1.6	$43,935.5	$38,221.4	$3,143.4	$56.2	$41,308.6
Private	22,421.8	1,468.3	213.6	0.9	23,675.6	21,587.1	1,045.2	30.3	22,602.0
Below investment grade:
Public	1,366.1	34.7	68.1	—	1,332.7	912.9	47.8	6.6	954.1
Private	1,702.1	38.8	83.0	1.9	1,656.0	1,550.0	60.7	11.1	1,599.6
Total fixed maturities, available-for-sale	$65,109.6	$6,073.2	$578.6	$4.4	$70,599.8	$62,271.4	$4,297.1	$104.2	$66,464.3
(1)	Prior to the adoption of authoritative guidance effective January 1, 2020, the gross unrealized losses included other-than-temporary-impairment losses reported in AOCI.

The following tables present the carrying amount and the gross unrealized losses on our fixed maturities available-for-sale for which an allowance for credit loss has not been recorded by grade and aging category as of June 30, 2020.

	June 30, 2020
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses

	(in millions)
Investment grade:
Three months or less	$742.2	$14.2	$548.6	$15.6	$1,290.8	$29.8
Greater than three to six months	3,300.5	181.9	3,764.2	162.3	7,064.7	344.2
Greater than six to nine months	14.1	0.8	150.7	3.5	164.8	4.3
Greater than nine to twelve months	59.9	2.6	33.3	0.2	93.2	2.8
Greater than twelve to twenty-four months	42.1	2.8	376.8	10.2	418.9	13.0
Greater than twenty-four to thirty-six months	58.9	3.7	414.2	12.2	473.1	15.9
Greater than thirty-six months	80.8	7.9	57.6	9.6	138.4	17.5
Total fixed maturities, available-for-sale	$4,298.5	$213.9	$5,345.4	$213.6	$9,643.9	$427.5

	June 30, 2020
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses

	(in millions)
Below investment grade:
Three months or less	$86.0	$1.0	$93.5	$1.6	$179.5	$2.6
Greater than three to six months	463.3	53.6	760.8	60.3	1,224.1	113.9
Greater than six to nine months	11.0	0.6	42.9	6.4	53.9	7.0
Greater than nine to twelve months	0.4	0.1	—	—	0.4	0.1
Greater than twelve to twenty-four months	38.0	12.0	49.9	3.0	87.9	15.0
Greater than twenty-four to thirty-six months	10.4	0.6	9.8	1.7	20.2	2.3
Greater than thirty-six months	5.0	0.2	19.4	8.2	24.4	8.4
Total fixed maturities, available-for-sale	$614.1	$68.1	$976.3	$81.2	$1,590.4	$149.3

	June 30, 2020
	Problem, potential		All other fixed
	problem and restructured		maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses

	(in millions)
Estimated fair value had declined and remained below amortized cost by 20% or more:
Three months or less	$40.2	$11.9	$57.3	$18.7	$97.5	$30.6
Greater than three to six months	—	—	218.0	93.0	218.0	93.0
Greater than six to nine months	—	—	0.2	0.2	0.2	0.2
Greater than twelve months	0.1	0.4	10.3	6.7	10.4	7.1
Total fixed maturities, available-for-sale	$40.3	$12.3	$285.8	$118.6	$326.1	$130.9

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

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 22% and 21% of our commercial mortgage loan portfolio before valuation allowance as of June 30, 2020 and December 31, 2019, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The typical borrower in our commercial loan portfolio is a single purpose entity or single asset entity. As of June 30, 2020 and December 31, 2019, the total number of commercial mortgage loans outstanding was 748 and 767, of which 46% and 46% were for loans with principal balances less than $10.0 million, respectively. The average loan size of our commercial mortgage portfolio was $19.8 million and $19.2 million as of June 30, 2020 and December 31, 2019, respectively.

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

We did not have problem, potential problem and restructured commercial mortgage loans as of June 30, 2020 and December 31, 2019.

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

Real Estate

Real estate consists primarily of commercial equity real estate. As of June 30, 2020 and December 31, 2019, the carrying amount of our equity real estate investment was $1,698.6 million and $1,713.5 million, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $1,680.8 million and $1,544.5 million as of June 30, 2020 and December 31, 2019, respectively. The carrying value of real estate held for investment is generally adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized capital losses in our consolidated results of operations. Impairment adjustments recorded for the year ended December 31, 2019, were $0.6 million. No such impairment adjustments were recorded for the six months ended June 30, 2020.

The carrying amount of real estate held for sale was $17.8 million and $169.0 million as of June 30, 2020 and December 31, 2019, respectively. Once we identify a real estate property to be sold and it is probable that it will be sold, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. The valuation allowance did not change for the six months ended June 30, 2020 or for the year ended December 31, 2019.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country. As of June 30, 2020, our largest equity real estate portfolio concentration was in the Pacific (46%) region of the United States. By property type, our largest concentrations were in apartments (30%), office (30%), and industrial (26%) as of June 30, 2020.

Other Investments

Our other investments totaled $3,094.3 million as of June 30, 2020, compared to $2,841.7 million as of December 31, 2019. Other investments include interests in unconsolidated entities, which include real estate properties owned jointly with venture partners and operated by the partners; sponsored investment funds; the cash surrender value of company owned life insurance; derivative assets and other investments.

International Investment Operations

Of our invested assets, $7,442.4 million were held by our Principal International segment as of June 30, 2020. The assets are primarily managed by the local Principal International affiliate. Due to the regulatory constraints in each location, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets is fixed maturities. The following table excludes invested assets of the separate accounts.

	June 30, 2020		December 31, 2019
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total

	($ in millions)
Fixed maturities:
Public	$3,737.5	50%	$3,755.5	48%
Private	49.7	1	56.5	2
Equity securities	1,306.5	18	1,398.7	18
Mortgage loans:
Commercial	314.8	4	299.5	4
Residential	374.7	5	407.8	5
Real estate held for sale	0.7	—	0.8	—
Real estate held for investment	0.4	—	0.5	—
Policy loans	18.0	—	20.3	—
Other investments:
Direct financing leases	646.9	9	782.9	10
Investment in unconsolidated operating entities	693.9	9	801.6	10
Derivative assets and other investments	299.3	4	264.0	3
Total invested assets	7,442.4	100%	7,788.1	100%
Cash and cash equivalents	273.3		203.8
Total invested assets and cash	$7,715.7		$7,991.9

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

Guaranteed Minimum Interest Rate Exposure. The following table provides detail on the differences between the interest rates being credited to contractholders as of June 30, 2020, and the respective guaranteed minimum interest rates (“GMIRs”). Account values are broken down by GMIR level within the Retirement and Income Solutions and U.S. Insurance Solutions segments.

	Account values (1)
		Excess of crediting rates over GMIR:
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total

	($ in millions)
Guaranteed minimum interest rate
Retirement and Income Solutions
Up to 1.00%	$368.8	$149.6	$6,738.0	$4,038.7	$2,938.0	$14,233.1
1.01% - 2.00%	172.8	916.7	140.8	444.0	—	1,674.3
2.01% - 3.00%	4,764.5	0.2	—	—	—	4,764.7
3.01% - 4.00%	190.0	—	—	—	—	190.0
Subtotal	5,496.1	1,066.5	6,878.8	4,482.7	2,938.0	20,862.1

U.S. Insurance Solutions
Up to 1.00%	—	23.0	—	—	—	23.0
1.01% - 2.00%	339.1	—	325.3	423.8	173.9	1,262.1
2.01% - 3.00%	1,114.3	1,303.5	569.9	109.1	0.2	3,097.0
3.01% - 4.00%	1,720.8	37.6	19.6	27.3	3.4	1,808.7
4.01% - 5.00%	51.2	4.3	3.7	1.7	—	60.9
Subtotal	3,225.4	1,368.4	918.5	561.9	177.5	6,251.7

Total	$8,721.5	$2,434.9	$7,797.3	$5,044.6	$3,115.5	$27,113.8
Percentage of total	32.2%	9.0%	28.7%	18.6%	11.5%	100.0%
(1)	Includes only the account values, net of policy loans, for products with GMIRs and discretionary crediting rates.

In addition to the domestic account values shown in the table above, Principal International had $622.7 million and $393.4 million of account values with GMIRs in Hong Kong and Brazil, respectively, as of June 30, 2020. The Brazil amount includes account values from an equity method subsidiary, adjusted to reflect the proportion of the subsidiary’s results reflected in our net income. Our liabilities in Principal International are generally denominated in the functional currency of the location of operation. The pattern of interest rate movements in our international operations will likely differ from the pattern of interest rate movements in the U.S.

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

We estimate a hypothetical 100 basis point immediate, parallel increase in interest rates would reduce the net reported fair value of our financial assets and derivatives by $5,037.7 million as of June 30, 2020, compared to $4,791.2 million as of December 31, 2019. This estimate only reflects the change in fair value for financial assets and derivatives reported at fair value on our consolidated statements of financial position. Assets and liabilities not reported at fair value on our consolidated statements of financial position – including mortgage loans, liabilities relating to insurance contracts, investment contracts, debt and bank deposits – are excluded from this sensitivity analysis. We believe the excluded liability items would economically serve as a partial offset to the net interest rate risk of the financial instruments included in the sensitivity analysis. Separate account assets and liabilities are also excluded from this estimate, as any interest rate risk is borne by the holder of the separate account. For more information on fair value measurements, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Our net estimated potential loss in fair value as of June 30, 2020, increased $246.5 million from December 31, 2019, primarily due to an increase in the balance and duration of fixed maturities, available-for-sale. The increase in the balance of fixed maturities, available-for-sale was primarily driven by a decline in interest rates and net purchase activity. The increase in the duration of fixed maturities, available-for-sale was also driven by a decline in interest rates.

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

We estimate as of June 30, 2020, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency-denominated instruments identified above because we effectively hedge foreign currency-denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2019. However, fluctuations in foreign currency exchange rates do affect the translation of segment pre-tax operating earnings and equity of our international operations into our consolidated financial statements.

For our Principal International segment, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $294.5 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of June 30, 2020, as compared to an estimated $311.4 million, or 10%, reduction as of December 31, 2019. We estimate a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $11.1 million, or 12%, reduction in segment pre-tax operating earnings of our international operations for the three months ended June 30, 2020, as compared to an estimated $11.2 million, or 12%, reduction for the three months ended June 30, 2019. In addition, we estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $20.5 million, or 12%, reduction in segment pre-tax operating earnings of our international operations for the six months ended June 30, 2020, as compared to an estimated $24.1 million, or 12%, reduction for the six months ended June 30, 2019.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $128.3 million as of both June 30, 2020 and December 31, 2019. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $605.4 million and $655.7 million as of June 30, 2020 and December 31, 2019, respectively. The notional amount of our currency forwards hedging foreign-denominated equity securities was $32.6 million and $57.2 million as of June 30, 2020 and December 31, 2019, respectively.

With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our Principal International operations had currency swaps with a notional amount of $252.3 million and $243.2 million as of June 30, 2020 and December 31, 2019, respectively. Our Principal International operations also utilized currency forwards with a notional amount of $868.3 million and $855.2 million as of June 30, 2020 and December 31, 2019, respectively.

We use currency forwards to hedge certain net equity investments in our foreign operations, including certain sponsored investment funds. We held currency forwards with a notional amount of $285.0 million and $269.9 million as June 30, 2020 and December 31, 2019, respectively. We also utilized currency options with a notional amount $53.8 million as of December 31, 2019. No such options were utilized as of June 30, 2020.

Equity Risk

Equity risk is the risk we will incur economic losses due to adverse fluctuations in equity markets. As of June 30, 2020 and December 31, 2019, the fair value of our equity securities was $1,778.5 million and $1,879.4 million, respectively. We estimate a 10% decline in the prices of the equity securities would result in a decline in fair value of our equity securities of $177.9 million as of June 30, 2020, as compared to a decline in fair value of our equity securities of $187.9 million as of December 31, 2019.

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

Use of Derivatives to Manage Equity Risk. We economically hedge the fixed deferred annuity and universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product’s profile or selling options to offset existing exposures. We economically hedged the GMWB exposure, which includes interest rate risk and equity risk, using futures, options and interest rate swaps with notional amounts of $956.8 million, $1,119.6 million, and $5,697.1 million, respectively, as of June 30, 2020, and notional amounts of $292.0 million, $1,079.6 million, and $5,003.1 million, respectively, as of December 31, 2019. The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

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

Our Chief Executive Officer, Daniel J. Houston, and our Chief Financial Officer, Deanna D. Strable-Soethout, have reviewed and evaluated our disclosure controls and procedures as of June 30, 2020, except as noted below, and have concluded our disclosure controls and procedures are effective.

Our assessment of the effectiveness of disclosure controls and procedures excludes the operations and related assets of the Acquired Business, which closed on July 1, 2019. For additional information regarding the acquisition, see Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Transactions Affecting Comparability" under the caption "Wells Fargo Institutional Retirement Trust Business." We are in process of evaluating internal control over financial reporting for the Acquired Business and, accordingly, have excluded its controls from our evaluation of disclosure controls and procedures. For the three and six months ended June 30, 2020, the Acquired Business's revenues related to operations represented 3% and 2% of our consolidated total revenues, respectively. As of June 30, 2020, the Acquired Business's assets related to operations represented less than 1% of our consolidated total assets.

Changes in Internal Control Over Financial Reporting

Other than the acquisition of the Acquired Business discussed above, we had no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure concerning legal proceedings can be found in Part I, Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 9, Contingencies, Guarantees and Indemnifications” under the caption, “Litigation and Regulatory Contingencies,” which is incorporated here by this reference.

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

The COVID-19 pandemic may have material adverse impacts on our business, results of operations and financial condition. Specific impacts may include, but are not limited to, increased claims in our life and disability insurance business, operational disruptions, health risks to our employees, an increase in defaults on our fixed maturity and mortgage loan portfolios and a reduction in the value and liquidity of our invested assets. In addition, rising unemployment as a result of temporary business closures may lead to lower sales in our businesses, reduced in-group growth in our Specialty Benefits insurance business and a decline in employee deposits into retirement plans. Ongoing economic disruptions may lead to further declines and volatility in interest rates or equity prices, either of which could adversely affect our results of operations and financial condition. For more information, see Item 1A. “Risk Factors – Volatility or declines in the equity, bond or real estate markets could reduce our AUM and may result in investors withdrawing from the markets or decreasing their rates of investment, all of which could reduce our revenues and net income” and “—Changes in interest rates or credit spreads or a sustained low interest rate environment may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period to period” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents the amount of our common share purchase activity for the periods indicated.

				Maximum dollar
			Total number of	value of shares
			shares purchased	that may yet be
	Total number of	Average	as part of publicly	purchased under
	shares	price paid	announced	the programs (in
Period	purchased (1)	per share	programs	millions) (2)
January 1, 2020 — January 31, 2020	2,078,273	$55.26	2,075,857	$53.4
February 1, 2020 — February 29, 2020	1,013,055	$55.20	965,166	$—
March 1, 2020 — March 31, 2020	1,349,175	$45.19	1,107,799	$850.3
April 1, 2020 — April 30, 2020	425	$31.38	—	$850.3
May 1, 2020 — May 31, 2020	—	$—	—	$850.3
June 1, 2020 — June 30, 2020	—	$—	—	$850.3
Total	4,440,928		4,148,822
(1)	Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.
(2)	In November 2018, our Board of Directors authorized a share repurchase program of up to $500.0 million of our outstanding common stock, which was completed in February 2020. In February 2020, our Board of Directors authorized a share repurchase program of up to $900.0 million of our outstanding common stock, which has no expiration. We paused our share repurchase program in March 2020.

Item 6. Exhibits

Incorporated by reference herein
Exhibit Number	Description	Form	File Date
31.1	Certification of Daniel J. Houston
31.2	Certification of Deanna D. Strable-Soethout
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Daniel J. Houston
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Deanna D. Strable-Soethout
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

104	The cover page from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: July 29, 2020	By	/s/ Deanna D. Strable-Soethout
Deanna D. Strable-Soethout
Executive Vice President and Chief Financial Officer

Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer