Form 10-Q
period 2020-09-30
PRINCIPAL FINANCIAL GROUP INC
filed 2020-10-29
CIK 1126328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 21, 2020, was 274,728,134.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.
Condensed Consolidated Statements of Financial Position

	September 30,	December 31,
	2020	2019
	(Unaudited)
	(in millions)
Assets
Fixed maturities, available-for-sale (2019 includes $99.4 million related to consolidated variable interest entities)	$76,494.1	$70,106.2
Fixed maturities, trading	560.2	675.9
Equity securities (2020 and 2019 include $844.8 million and $810.9 million related to consolidated variable interest entities)	1,862.7	1,879.4
Mortgage loans	16,875.6	16,486.9
Real estate (2020 and 2019 include $454.2 million and $457.6 million related to consolidated variable interest entities)	1,781.8	1,714.8
Policy loans	783.4	798.0
Other investments (2020 and 2019 include $318.8 million and $263.7 million related to consolidated variable interest entities and $27.0 million and $22.8 million measured at fair value under the fair value option)	4,676.0	4,690.2
Total investments	103,033.8	96,351.4
Cash and cash equivalents	3,556.7	2,515.9
Accrued investment income	728.6	686.6
Premiums due and other receivables	1,530.2	1,740.3
Deferred acquisition costs	3,388.4	3,521.3
Property and equipment	998.8	967.7
Goodwill	1,653.3	1,693.8
Other intangibles	1,705.5	1,786.7
Separate account assets (2020 and 2019 include $36,267.2 million and $39,130.3 million related to consolidated variable interest entities)	160,737.3	165,468.0
Other assets	1,152.2	1,356.1
Total assets	$278,484.8	$276,087.8
Liabilities
Contractholder funds (2020 and 2019 include $393.9 million and $394.6 million related to consolidated variable interest entities)	$42,947.1	$41,367.5
Future policy benefits and claims	44,000.3	40,838.2
Other policyholder funds	1,006.2	959.4
Short-term debt	76.6	93.4
Long-term debt (2019 includes $64.2 million related to consolidated variable interest entities)	4,279.0	3,734.1
Income taxes currently payable	15.7	16.2
Deferred income taxes	2,106.9	1,796.6
Separate account liabilities (2020 and 2019 include $36,267.2 million and $39,130.3 million related to consolidated variable interest entities)	160,737.3	165,468.0
Other liabilities (2020 and 2019 include $35.3 million and $124.4 million related to consolidated variable interest entities)	7,316.1	6,863.7
Total liabilities	262,485.2	261,137.1

Redeemable noncontrolling interest (2020 and 2019 include $210.5 million and $215.4 million related to consolidated variable interest entities)	278.5	264.9

Stockholders' equity
Common stock, par value $0.01 per share — 2,500.0 million shares authorized, 481.7 million and 479.3 million shares issued, and 274.5 million and 276.6 million shares outstanding in 2020 and 2019	4.8	4.8
Additional paid-in capital	10,291.2	10,182.6
Retained earnings	11,521.4	11,074.3
Accumulated other comprehensive income	1,747.1	1,037.9
Treasury stock, at cost (207.2 million and 202.7 million shares in 2020 and 2019)	(7,913.6)	(7,681.6)
Total stockholders' equity attributable to Principal Financial Group, Inc.	15,650.9	14,618.0
Noncontrolling interest	70.2	67.8
Total stockholders' equity	15,721.1	14,685.8
Total liabilities and stockholders' equity	$278,484.8	$276,087.8

See accompanying notes.

Principal Financial Group, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions, except per share data)
Revenues
Premiums and other considerations	$1,184.3	$2,274.2	$4,628.4	$5,932.0
Fees and other revenues	1,143.0	1,230.0	3,332.6	3,210.1
Net investment income	917.9	996.6	2,846.1	2,994.7
Net realized capital gains (losses)	65.5	(42.4)	169.5	38.1
Total revenues	3,310.7	4,458.4	10,976.6	12,174.9
Expenses
Benefits, claims and settlement expenses	1,839.8	2,840.1	6,299.8	7,481.3
Dividends to policyholders	29.9	30.3	90.2	90.3
Operating expenses	1,165.9	1,242.3	3,484.7	3,281.3
Total expenses	3,035.6	4,112.7	9,874.7	10,852.9
Income before income taxes	275.1	345.7	1,101.9	1,322.0
Income taxes	39.2	61.1	164.9	193.2
Net income	235.9	284.6	937.0	1,128.8
Net income (loss) attributable to noncontrolling interest	(0.1)	7.5	13.8	35.5
Net income attributable to Principal Financial Group, Inc.	$236.0	$277.1	$923.2	$1,093.3

Earnings per common share
Basic earnings per common share	$0.86	$0.99	$3.36	$3.92

Diluted earnings per common share	$0.85	$0.98	$3.34	$3.89

See accompanying notes.

Principal Financial Group, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)

Net income	$235.9	$284.6	$937.0	$1,128.8
Other comprehensive income, net:
Net unrealized gains on available-for-sale securities	226.7	787.1	852.8	2,876.3
Noncredit component of impairment losses on fixed maturities, available-for-sale	—	4.3	—	1.5
Net unrealized gains (losses) on derivative instruments	(25.1)	12.7	7.1	9.8
Foreign currency translation adjustment	94.3	(157.8)	(183.6)	(91.0)
Net unrecognized postretirement benefit obligation	10.5	10.0	31.9	78.7
Other comprehensive income	306.4	656.3	708.2	2,875.3
Comprehensive income	542.3	940.9	1,645.2	4,004.1
Comprehensive income attributable to noncontrolling interest	9.9	4.4	12.8	38.6
Comprehensive income attributable to Principal Financial Group, Inc.	$532.4	$936.5	$1,632.4	$3,965.5

See accompanying notes.

Principal Financial Group, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders'
	stock	capital	earnings	income	stock	interest	equity

	(in millions)

Balances as of July 1, 2019	$4.8	$10,130.7	$10,805.8	$647.7	$(7,554.3)	$67.3	$14,102.0
Common stock issued	—	8.8	—	—	—	—	8.8
Stock-based compensation	—	22.7	(2.1)	—	—	—	20.6
Treasury stock acquired, common	—	—	—	—	(43.8)	—	(43.8)
Dividends to common stockholders	—	—	(153.0)	—	—	—	(153.0)
Distributions to noncontrolling interest	—	—	—	—	—	(5.0)	(5.0)
Contributions from noncontrolling interest	—	—	—	—	—	3.1	3.1
Adjustments to redemption amount of redeemable noncontrolling interest	—	0.4	—	—	—	—	0.4
Net income (1)	—	—	277.1	—	—	4.9	282.0
Other comprehensive income (1)	—	—	—	659.4	—	(1.7)	657.7
Balances as of September 30, 2019	$4.8	$10,162.6	$10,927.8	$1,307.1	$(7,598.1)	$68.6	$14,872.8

Balances as of July 1, 2020	$4.8	$10,259.6	$11,441.4	$1,450.7	$(7,913.4)	$67.9	$15,311.0
Common stock issued	—	11.5	—	—	—	—	11.5
Stock-based compensation	—	21.9	(2.3)	—	—	—	19.6
Treasury stock acquired, common	—	—	—	—	(0.2)	—	(0.2)
Dividends to common stockholders	—	—	(153.7)	—	—	—	(153.7)
Distributions to noncontrolling interest	—	—	—	—	—	(1.1)	(1.1)
Contributions from noncontrolling interest	—	—	—	—	—	1.0	1.0
Adjustments to redemption amount of redeemable noncontrolling interest	—	(1.8)	—	—	—	0.1	(1.7)
Net income (1)	—	—	236.0	—	—	1.4	237.4
Other comprehensive income (1)	—	—	—	296.4	—	0.9	297.3
Balances as of September 30, 2020	$4.8	$10,291.2	$11,521.4	$1,747.1	$(7,913.6)	$70.2	$15,721.1
(1)	Excludes amounts attributable to redeemable noncontrolling interest. See Note 10, Stockholders’ Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Stockholders' Equity – continued

(Unaudited)

				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders'
	stock	capital	earnings	income (loss)	stock	interest	equity

	(in millions)
Balances as of January 1, 2019	$4.8	$10,060.7	$10,290.2	$(1,565.1)	$(7,400.6)	$66.0	$11,456.0
Common stock issued	—	30.9	—	—	—	—	30.9
Stock-based compensation	—	72.1	(6.1)	—	—	0.1	66.1
Treasury stock acquired, common	—	—	—	—	(197.5)	—	(197.5)
Dividends to common stockholders	—	—	(453.6)	—	—	—	(453.6)
Distributions to noncontrolling interest	—	—	—	—	—	(9.7)	(9.7)
Contributions from noncontrolling interest	—	—	—	—	—	4.9	4.9
Adjustments to redemption amount of redeemable noncontrolling interest	—	(1.1)	—	—	—	(0.2)	(1.3)
Effects of implementation of accounting change related to leases, net	—	—	4.0	—	—	—	4.0
Net income (1)	—	—	1,093.3	—	—	8.6	1,101.9
Other comprehensive income (1)	—	—	—	2,872.2	—	(1.1)	2,871.1
Balances as of September 30, 2019	$4.8	$10,162.6	$10,927.8	$1,307.1	$(7,598.1)	$68.6	$14,872.8

Balances as of January 1, 2020	$4.8	$10,182.6	$11,074.3	$1,037.9	$(7,681.6)	$67.8	$14,685.8
Common stock issued	—	34.6	—	—	—	—	34.6
Stock-based compensation	—	74.4	(6.9)	—	—	—	67.5
Treasury stock acquired, common	—	—	—	—	(232.0)	—	(232.0)
Dividends to common stockholders	—	—	(460.8)	—	—	—	(460.8)
Distributions to noncontrolling interest	—	—	—	—	—	(24.3)	(24.3)
Contributions from noncontrolling interest	—	—	—	—	—	4.7	4.7
Purchase of subsidiary shares from noncontrolling interest (1)	—	(0.6)	—	—	—	(0.3)	(0.9)
Adjustments to redemption amount of redeemable noncontrolling interest	—	0.2	—	—	—	—	0.2
Effects of implementation of accounting change related to credit losses, net	—	—	(8.4)	—	—	—	(8.4)
Net income (1)	—	—	923.2	—	—	23.3	946.5
Other comprehensive income (1)	—	—	—	709.2	—	(1.0)	708.2
Balances as of September 30, 2020	$4.8	$10,291.2	$11,521.4	$1,747.1	$(7,913.6)	$70.2	$15,721.1
(1)	Excludes amounts attributable to redeemable noncontrolling interest. See Note 10, Stockholders’ Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended
	September 30,
	2020	2019

	(in millions)
Net cash provided by operating activities	$3,110.4	$4,464.8
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(12,060.6)	(8,696.3)
Sales	2,677.3	1,816.1
Maturities	6,247.7	4,729.7
Mortgage loans acquired or originated	(2,281.7)	(2,872.5)
Mortgage loans sold or repaid	1,877.0	1,720.9
Real estate acquired	(177.1)	(89.2)
Real estate sold	—	96.3
Net purchases of property and equipment	(82.9)	(98.1)
Purchase of business or interests in subsidiaries, net of cash acquired	—	(1,209.6)
Net change in other investments	160.4	(323.5)
Net cash used in investing activities	(3,639.9)	(4,926.2)
Financing activities
Issuance of common stock	34.6	30.9
Acquisition of treasury stock	(232.0)	(197.5)
Payments for financing element derivatives	(22.2)	(19.7)
Purchase of subsidiary shares from noncontrolling interest	(0.9)	(1.1)
Dividends to common stockholders	(460.8)	(453.6)
Issuance of long-term debt	608.8	504.0
Principal repayments of long-term debt	(65.3)	(1.0)
Net proceeds from (repayments of) short-term borrowings	(12.3)	58.6
Investment contract deposits	7,798.7	6,202.5
Investment contract withdrawals	(6,520.3)	(5,942.3)
Net increase in banking operation deposits	441.8	495.6
Other	0.2	5.5
Net cash provided by financing activities	1,570.3	681.9
Net increase in cash and cash equivalents	1,040.8	220.5
Cash and cash equivalents at beginning of period	2,515.9	2,977.5
Cash and cash equivalents at end of period	$3,556.7	$3,198.0

Supplemental disclosure of non-cash activities:
Lease assets established upon adoption of accounting guidance	$—	$168.8
Lease liabilities established upon adoption of accounting guidance	$—	$164.0
Assets received in kind from pension risk transfer transaction	$1,062.4	$806.8

See accompanying notes.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2020
(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Principal Financial Group, Inc. (“PFG”) have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ended December 31, 2020, especially when considering the risks and uncertainties associated with the novel coronavirus (“COVID-19”) and the impact it may have on our business, results of operations and financial condition. Our use of estimates and assumptions affect amounts reported and disclosed and includes, but is not limited to, the fair value of investments in the absence of quoted market values, investment impairments and valuation allowances, the fair value of derivatives, deferred acquisition costs (“DAC”) and other actuarial balances, measurement of goodwill and intangible assets, the liability for future policy benefits and claims, the value of pension and other postretirement benefits and accounting for income taxes and the valuation of deferred tax assets. Our estimates and assumptions could change in the future as more information becomes known about the impact of COVID-19. Our results of operations and financial condition may also be impacted by evolving regulatory, legislative and standard-setter accounting interpretations and guidance.

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
September 30, 2020
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
●
beginning operational dry runs using model output and updated chart of accounts
●
evaluating transition requirements and impacts and
●
evaluating and establishing appropriate internal controls.

As we progress through our implementation, we will be able to better assess the impact to our consolidated financial statements; however, we expect this guidance to significantly change how we account for many of our insurance and annuity products.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
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

	January 1, 2021	This guidance is not expected to have a material impact on our consolidated financial statements.

Standards adopted:

Facilitation of the effects of reference rate reform on financial reporting

This authoritative guidance provides optional expedients and exceptions for contracts and hedging relationships affected by reference rate reform. An entity may elect not to apply certain modification accounting requirements to contracts affected by reference rate reform and instead account for the modified contract as a continuation of the existing contract. Also, an entity may apply optional expedients to continue hedge accounting for hedging relationships in which the critical terms change due to reference rate reform. This guidance eases the financial reporting impacts of reference rate reform on contracts and hedging relationships and is effective until December 31, 2022.

March 12, 2020

We adopted the guidance upon issuance prospectively and elected the applicable optional expedients and exceptions for contracts and hedging relationships impacted by reference rate reform through December 31, 2022. The guidance did not have an impact on our consolidated financial statements upon adoption.

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
September 30, 2020
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
September 30, 2020
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
September 30, 2020
(Unaudited)

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

As of September 30, 2020 and December 31, 2019, the separate accounts included a separate account valued at $69.2 million and $100.4 million, respectively, which primarily included shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

2. Variable Interest Entities

We have relationships with various types of entities which may be VIEs. Certain VIEs are consolidated in our financial results. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Consolidation” for further details of our consolidation accounting policies. We did not provide financial or other support to investees designated as VIEs for the periods ended September 30, 2020 and December 31, 2019.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

We also invested in certain series of another investment fund. These series were VIEs as the equity holders of each series lacked the power to direct the most significant activities of the VIE. We determined we were the primary beneficiary of these series as our interest was more than insignificant and collectively we had the power to direct the most significant activities of the fund. These investments were redeemed in the third quarter of 2020.

Assets and Liabilities of Consolidated Variable Interest Entities

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	September 30, 2020		December 31, 2019
	Total	Total	Total	Total
	assets	liabilities	assets	liabilities

	(in millions)
Grantor trust (1)	$—	$—	$99.9	$98.6
Mandatory retirement savings funds (2)	37,065.6	36,663.4	39,891.1	39,524.9
Real estate (3)	482.3	28.0	479.7	88.0
Sponsored investment funds (4)	395.2	5.3	331.4	2.2
Total	$37,943.1	$36,696.7	$40,802.1	$39,713.7
(1)	The assets of the grantor trust were primarily fixed maturities, available-for-sale. The liabilities were primarily other liabilities that reflected an embedded derivative of the forecasted transaction to deliver the underlying securities.
(2)	The assets of the mandatory retirement savings funds primarily include separate account assets and equity securities. The liabilities primarily include separate account liabilities and contractholder funds.
(3)	The assets of the real estate VIEs primarily include real estate and cash. Liabilities primarily include other liabilities and included long-term debt as of December 31, 2019.
(4)	The assets of sponsored investment funds are primarily fixed maturities and equity securities, certain of which are reported with other investments, and cash. The consolidated statements of financial position included a $210.5 million and $215.4 million redeemable noncontrolling interest for sponsored investment funds as of September 30, 2020 and December 31, 2019, respectively.

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
September 30, 2020
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to
	Asset carrying value	loss (1)

	(in millions)
September 30, 2020
Fixed maturities, available-for-sale:
Corporate	$242.1	$221.7
Residential mortgage-backed pass-through securities	3,042.3	2,906.3
Commercial mortgage-backed securities	4,871.4	4,719.4
Collateralized debt obligations (2)	3,737.2	3,779.4
Other debt obligations	7,385.7	7,163.4
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	220.0	220.0
Commercial mortgage-backed securities	27.6	27.6
Collateralized debt obligations (2)	20.5	20.5
Other debt obligations	10.3	10.3
Equity securities	105.1	105.1
Other investments:
Other limited partnership and fund interests (3)	956.1	1,489.8

December 31, 2019
Fixed maturities, available-for-sale:
Corporate	$238.2	$225.7
Residential mortgage-backed pass-through securities	2,982.4	2,913.9
Commercial mortgage-backed securities	4,850.2	4,746.6
Collateralized debt obligations (2)	3,215.3	3,226.7
Other debt obligations	8,191.1	8,076.4
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	282.3	282.3
Commercial mortgage-backed securities	28.2	28.2
Collateralized debt obligations (2)	20.9	20.9
Other debt obligations	13.2	13.2
Equity securities	123.2	123.2
Other investments:
Other limited partnership and fund interests (3)	911.9	1,467.0
(1)	Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale. Our risk of loss is limited to our investment measured at fair value for our fixed maturities, trading and equity securities. Our risk of loss is limited to our carrying value plus any unfunded commitments and/or guarantees and similar provisions for our other investments. Unfunded commitments are not liabilities on our consolidated statements of financial position because we are only required to fund additional equity when called upon to do so by the general partner or investment manager.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(3)	As of September 30, 2020 and December 31, 2019, the maximum exposure to loss for other limited partnership and fund interests includes $128.4 million and $129.1 million, respectively, of debt within certain of our managed international real estate funds that is fully secured by assets whose value exceeds the amount of the debt, but also includes recourse to the investment manager.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

Money Market Funds

We are the investment manager for certain money market mutual funds. These types of funds are exempt from assessment under any consolidation model due to a scope exception for money market funds registered under Rule 2a-7 of the Investment Company Act of 1940 or similar funds. As of September 30, 2020 and December 31, 2019, money market mutual funds we manage held $3.9 billion and $4.0 billion in total assets, respectively. We have no contractual obligation to contribute to these funds; however, we provide support through the waiver of fees and through expense reimbursements. The amount of fees waived and expenses reimbursed was insignificant.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

Available-for-sale securities were as follows:

		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit
	cost (1)	gains	losses	loss	Fair value

	(in millions)
September 30, 2020
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,701.3	$262.8	$4.0	$—	$1,960.1
Non-U.S. governments	849.9	182.9	—	—	1,032.8
States and political subdivisions	7,870.4	1,109.0	11.6	—	8,967.8
Corporate	40,363.8	5,341.2	202.0	6.2	45,496.8
Residential mortgage-backed pass-through securities	2,906.3	136.4	0.4	—	3,042.3
Commercial mortgage-backed securities	4,719.4	196.8	40.8	4.0	4,871.4
Collateralized debt obligations (2)	3,779.4	6.1	46.4	1.9	3,737.2
Other debt obligations	7,163.4	266.2	43.9	—	7,385.7
Total fixed maturities, available-for-sale	$69,353.9	$7,501.4	$349.1	$12.1	$76,494.1

					Other-than-
		Gross	Gross		temporary
	Amortized	unrealized	unrealized		impairments
	cost	gains	losses	Fair value	in OCI (3)

	(in millions)
December 31, 2019
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,627.0	$100.2	$3.0	$1,724.2	$—
Non-U.S. governments	852.3	144.1	0.2	996.2	—
States and political subdivisions	6,857.1	644.5	11.6	7,490.0	—
Corporate	36,993.1	3,706.5	52.2	40,647.4	—
Residential mortgage-backed pass-through securities	2,913.9	72.3	3.8	2,982.4	—
Commercial mortgage-backed securities	4,746.6	127.6	24.0	4,850.2	15.8
Collateralized debt obligations (2)	3,226.7	2.9	14.3	3,215.3	0.9
Other debt obligations	8,085.8	129.6	14.9	8,200.5	31.7
Total fixed maturities, available-for-sale	$65,302.5	$4,927.7	$124.0	$70,106.2	$48.4
(1)	Amortized cost excludes accrued interest receivable of $571.9 million as of September 30, 2020.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(3)	Excludes $62.3 million as of December 31, 2019, of net unrealized gains on impaired fixed maturities, available-for-sale related to changes in fair value subsequent to the impairment date, which are included in gross unrealized gains and gross unrealized losses.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

The amortized cost and fair value of fixed maturities, available-for-sale as of September 30, 2020, by expected maturity, were as follows:

	Amortized cost	Fair value

	(in millions)
Due in one year or less	$2,149.5	$2,175.2
Due after one year through five years	10,909.1	11,539.8
Due after five years through ten years	13,574.9	14,826.5
Due after ten years	24,151.9	28,916.0
Subtotal	50,785.4	57,457.5
Mortgage-backed and other asset-backed securities	18,568.5	19,036.6
Total	$69,353.9	$76,494.1

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$22.3	$3.0	$128.6	$11.7
Gross losses	(12.8)	(1.3)	(38.6)	(10.7)
Net credit losses (1)	(9.1)	(11.1)	(25.3)	(35.2)
Hedging, net (2)	(0.2)	—	(9.8)	(9.3)
Fixed maturities, trading (3)	(1.5)	18.1	7.2	49.8
Equity securities (4)	52.8	33.2	28.4	68.9
Mortgage loans	(0.3)	(0.1)	(15.3)	0.5
Derivatives	(42.5)	(11.7)	52.3	(2.1)
Other	56.8	(72.5)	42.0	(35.5)
Net realized capital gains (losses)	$65.5	$(42.4)	$169.5	$38.1
(1)	Upon adoption of authoritative guidance effective January 1, 2020, net credit losses include adjustments to the credit loss valuation allowance, write-offs and recoveries on available-for-sale securities. Prior to 2020, net credit losses included net other-than-temporary impairment losses and recoveries on available-for-sale securities.
(2)	The change in fair value of fixed maturities, available-for-sale and the change in fair value of derivative hedging instruments in fair value hedging relationships are reported in net investment income with the earnings effect of fixed maturities, available-for-sale. Gains (losses) for fixed maturities, available-for-sale related to terminated cash flow hedges continue to be reflected in net realized capital gains (losses).

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

(3)	Unrealized gains (losses) on fixed maturities, trading still held at the reporting date were $(1.5) million and $17.9 million for the three months ended September 30, 2020 and 2019, respectively, and $8.7 million and $49.7 million for the nine months ended September 30, 2020 and 2019, respectively.
(4)	Unrealized gains (losses) on equity securities still held at the reporting date were $48.0 million and $24.7 million for the three months ended September 30, 2020 and 2019, respectively, and $30.0 million and $55.1 million for the nine months ended September 30, 2020 and 2019, respectively. This excludes $2.7 million and $21.1 million for the three months ended September 30, 2020 and 2019, respectively, and $13.2 million and $62.3 million for the nine months ended September 30, 2020 and 2019, respectively, of unrealized gains on equity securities still held at the reporting date that were reported in net investment income.

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $628.6 million and $176.1 million for the three months ended September 30, 2020 and 2019, and $2,176.2 million and $1,367.1 million for the nine months ended September 30, 2020 and 2019, respectively.

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
September 30, 2020
(Unaudited)

A rollforward of the allowance for credit loss by major security type was as follows.

	For the three months ended September 30, 2020
					Residential
					mortgage-
					backed	Commercial	Collateralized
	U.S.		States and		pass-	mortgage-	debt	Other
	government	Non-U.S	political		through	backed	obligations	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(2)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$2.8	$—	$3.4	$1.0	$—	$7.2
Additions for credit losses not previously recorded	—	—	—	3.4	—	1.2	—	—	4.6
Additional increases (decreases) for credit losses on securities with an allowance recorded in the previous period	—	—	—	—	—	1.0	0.9	—	1.9
Write-offs charged against allowance	—	—	—	—	—	(1.6)	—	—	(1.6)
Ending balance	$—	$—	$—	$6.2	$—	$4.0	$1.9	$—	$12.1

	For the nine months ended September 30, 2020
					Residential
					mortgage-
					backed	Commercial	Collateralized
	U.S.		States and		pass-	mortgage-	debt	Other
	government	Non-U.S	political		through	backed	obligations	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(2)	obligations	Total

	(in millions)
Beginning balance (1)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Additions for credit losses not previously recorded	—	—	—	13.2	—	2.9	0.1	0.1	16.3
Reductions for securities sold during the period	—	—	—	(7.0)	—	—	—	—	(7.0)
Additional increases (decreases) for credit losses on securities with an allowance recorded in the previous period	—	—	—	—	—	2.7	1.8	(0.1)	4.4
Write-offs charged against allowance	—	—	—	—	—	(1.6)	—	—	(1.6)
Ending balance	$—	$—	$—	$6.2	$—	$4.0	$1.9	$—	$12.1
(1)	The allowance for credit loss associated with fixed maturities, available-for-sale was applied prospectively upon adoption of authoritative guidance effective January 1, 2020.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

During 2020, we did not write off any accrued interest to net investment income.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
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

Prior to 2020, net realized capital gains (losses) included total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, as follows:

	For the three months ended	For the nine months ended
	September 30, 2019	September 30, 2019

	(in millions)
Net realized capital gains (losses), excluding impairment losses on available-for-sale securities	$(31.3)	$73.3
Net other-than-temporary impairment losses on available-for-sale securities	(4.7)	(31.3)
Other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other comprehensive income (1)	(6.4)	(3.9)
Net impairment losses on available-for-sale securities	(11.1)	(35.2)
Net realized capital gains (losses)	$(42.4)	$38.1
(1)	Represents the net impact of (a) gains resulting from reclassification of noncredit impairment losses for fixed maturities with bifurcated OTTI from net realized capital gains (losses) to OCI and (b) losses resulting from reclassification of previously recognized noncredit impairment losses from OCI to net realized capital gains (losses) for fixed maturities with bifurcated OTTI that had additional credit losses or fixed maturities that previously had bifurcated OTTI that have now been sold or are intended to be sold.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
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

	For the three months ended	For the nine months ended
	September 30, 2019	September 30, 2019
		(in millions)
Beginning balance	$(100.3)	$(117.5)
Credit losses for which an other-than-temporary impairment was not previously recognized	(3.2)	(6.0)
Credit losses for which an other-than-temporary impairment was previously recognized	(1.0)	(9.9)
Reduction for credit losses previously recognized on fixed maturities now sold, paid down or intended to be sold	4.7	33.1
Net reduction (increase) for positive changes in cash flows expected to be collected and amortization (1)	(0.3)	0.2
Ending balance	$(100.1)	$(100.1)
(1)	Amounts are recognized in net investment income.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

Available-for-Sale Securities in Unrealized Loss Positions Without an Allowance for Credit Loss

For available-for-sale securities with unrealized losses for which an allowance for credit loss has not been recorded, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2020
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$102.5	$4.0	$—	$—	$102.5	$4.0
States and political subdivisions	366.0	11.7	—	—	366.0	11.7
Corporate	3,221.2	165.4	168.6	35.6	3,389.8	201.0
Residential mortgage-backed pass-through securities	169.5	0.4	3.1	—	172.6	0.4
Commercial mortgage-backed securities	1,173.0	26.2	150.5	12.5	1,323.5	38.7
Collateralized debt obligations (2)	2,286.4	28.5	810.2	17.1	3,096.6	45.6
Other debt obligations	882.2	41.1	85.1	2.6	967.3	43.7
Total fixed maturities, available-for-sale	$8,200.8	$277.3	$1,217.5	$67.8	$9,418.3	$345.1
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

Of the total amounts, Principal Life’s consolidated portfolio represented $9,026.2 million in available-for-sale fixed maturities with gross unrealized losses of $311.1 million. Of the available-for-sale fixed maturities within Principal Life's consolidated portfolio in a gross unrealized loss position, 81% were investment grade (rated AAA through BBB-) with an average price of 97 (carrying value/amortized cost) as of September 30, 2020. Gross unrealized losses in our fixed maturities portfolio increased during the nine months ended September 30, 2020, primarily due to widening of spreads, partially offset by a decrease in interest rates.

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life's consolidated portfolio held 928 securities with a carrying value of $7,816.7 million and unrealized losses of $255.3 million reflecting an average price of 97 as of September 30, 2020. Of this portfolio, 79% was investment grade (rated AAA through BBB-) as of September 30, 2020, with associated unrealized losses of $163.1 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life's consolidated portfolio held 191 securities with a carrying value of $1,209.5 million and unrealized losses of $55.8 million. The average credit rating of this portfolio was AA with an average price of 96 as of September 30, 2020. Of the $55.8 million in unrealized losses, the corporate sector accounts for $23.9 million in unrealized losses with an average price of 88 and an average credit rating of BB+. The remaining unrealized losses also include $16.9 million within the collateralized debt obligation sector accounts with an average price of 98 and an average credit rating of AAA. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, we did not record an allowance for credit loss on these securities as of September 30, 2020. Because it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be at maturity, we did not write down these investments to fair value.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
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
September 30, 2020
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

	September 30, 2020	December 31, 2019

	(in millions)
Net unrealized gains on fixed maturities, available-for-sale (1)	$7,141.6	$4,834.2
Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	—	(48.4)
Net unrealized gains on derivative instruments	97.5	94.1
Adjustments for assumed changes in amortization patterns	(373.0)	(261.0)
Adjustments for assumed changes in policyholder liabilities	(2,264.9)	(1,133.5)
Net unrealized gains on other investments and noncontrolling interest adjustments	64.7	96.8
Provision for deferred income taxes	(990.6)	(766.9)
Net unrealized gains on available-for-sale securities and derivative instruments	$3,675.3	$2,815.3
(1)	Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.
(2)	Prior to the implementation of authoritative guidance in 2020, the noncredit component of impairment losses on fixed maturities, available-for-sale was included as a separate component of stockholders' equity.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

Credit Quality Information for Financing Receivables

The amortized cost of our financing receivables by credit risk and vintage as of September 30, 2020, was as follows:

	2020	2019	2018	2017	2016	Prior	Total

	(in millions)
Commercial mortgage loans:
A- and above	$1,320.1	$2,531.4	$2,477.9	$1,778.9	$1,474.6	$3,882.0	$13,464.9
BBB+ thru BBB-	106.6	193.4	348.4	262.5	75.0	516.6	1,502.5
BB+ thru BB-	16.2	55.8	—	—	25.3	74.5	171.8
B+ and below	34.2	17.9	—	5.2	5.9	4.8	68.0
Total	$1,477.1	$2,798.5	$2,826.3	$2,046.6	$1,580.8	$4,477.9	$15,207.2

Direct financing leases:
A- and above	$39.4	$1.5	$38.2	$17.2	$13.7	$189.4	$299.4
BBB+ thru BBB-	28.1	5.0	10.1	20.1	2.7	31.9	97.9
BB+ thru BB-	12.0	—	—	—	—	1.7	13.7
B+ and below	98.5	20.2	10.7	—	0.9	97.4	227.7
Total	$178.0	$26.7	$59.0	$37.3	$17.3	$320.4	$638.7

Residential mortgage loans:
Performing	$312.1	$403.9	$186.2	$179.9	$202.9	$422.1	$1,707.1
Non-performing	—	0.9	1.1	—	0.4	6.8	9.2
Total	$312.1	$404.8	$187.3	$179.9	$203.3	$428.9	$1,716.3

Reinsurance recoverables							$1,037.2

The amortized cost of commercial mortgage loans, direct financing leases and residential mortgage loans excluded accrued interest receivable of $57.8 million, $0.3 million and $1.1 million, respectively, as of September 30, 2020.

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
September 30, 2020
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

The amortized cost of financing receivables on non-accrual status was as follows:

	September 30, 2020
			Amortized cost
	Beginning	Ending	of nonaccrual
	amortized cost	amortized cost	assets without
	on nonaccrual	on nonaccrual	a valuation
	status	status	allowance

	(in millions)
Commercial mortgage loans	$5.0	$4.7	$—
Residential mortgage loans	6.8	7.7	0.7
Total	$11.8	$12.4	$0.7

December 31, 2019 (1)
(in millions)
Residential:
First liens	$8.8
Home equity	3.0
Total	$11.8
(1)

Prior to the implementation of authoritative guidance in 2020, commercial and residential mortgage loan non-accrual disclosures included information about classes of those mortgages. Beginning in 2020, we determined that total commercial and residential mortgage loans on non-accrual status is the most meaningful presentation.

As of September 30, 2020, no interest income was recognized on non-accrual financing receivables.

The aging of our financing receivables, based on amortized cost, was as follows:

	September 30, 2020
							Amortized
							cost
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total (1)	accruing

	(in millions)
Commercial mortgage loans	$17.6	$—	$14.7	$32.3	$15,174.9	$15,207.2	$10.0
Direct financing leases	—	—	—	—	638.7	638.7	—
Residential mortgage loans	49.6	6.4	4.7	60.7	1,655.6	1,716.3	1.5
Total	$67.2	$6.4	$19.4	$93.0	$17,469.2	$17,562.2	$11.5
(1)	No reinsurance recoverables were considered past due as of September 30, 2020.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
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

Financing Receivables Valuation Allowance

We establish a valuation allowance to provide for the risk of credit losses inherent in our financing receivables. The valuation allowance is maintained at a level believed adequate by management to absorb estimated expected credit losses. The valuation allowance is based on amortized cost excluding accrued interest receivable and includes reserves for pools of financing receivables with similar risk characteristics. We do not measure a credit loss allowance on accrued interest receivable because we write off the uncollectible accrued interest receivable balance to net investment income in a timely manner, generally within 90 days domestically or, in the Chilean market, based on the nature of the loans and collection practices in that market. For the three and nine months ended September 30, 2020, we wrote off $0.0 million and $0.0 million, respectively, of commercial mortgage loan accrued interest receivable. For the three and nine months ended September 30, 2020, we wrote off $0.0 million and $0.0 million, respectively, of residential mortgage loan accrued interest receivable.

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
September 30, 2020
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

A rollforward of our valuation allowance was as follows:

	For the three months ended September 30, 2020
		Direct
	Commercial	financing	Residential	Reinsurance
	mortgage loans	leases	mortgage loans	recoverables	Total

	(in millions)
Beginning balance	$40.4	$0.2	$5.6	$2.5	$48.7
Provision	1.7	(0.1)	(0.3)	0.1	1.4
Charge-offs	—	—	(0.1)	—	(0.1)
Recoveries	—	—	0.6	—	0.6
Ending balance	$42.1	$0.1	$5.8	$2.6	$50.6

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

	For the nine months ended September 30, 2020
		Direct
	Commercial	financing	Residential	Reinsurance
	mortgage loans	leases	mortgage loans	recoverables	Total

	(in millions)
Beginning balance (1)	$27.3	$—	$3.3	$2.5	$33.1
Provision (2)	14.8	0.1	1.0	0.1	16.0
Charge-offs	—	—	(0.3)	—	(0.3)
Recoveries	—	—	1.8	—	1.8
Ending balance	$42.1	$0.1	$5.8	$2.6	$50.6

	For the three months ended September 30, 2019 (3)
	Commercial	Residential	Total

	(in millions)
Beginning balance	$25.4	$2.7	$28.1
Provision	0.9	(0.9)	—
Recoveries	—	0.7	0.7
Ending balance	$26.3	$2.5	$28.8

	For the nine months ended September 30, 2019 (3)
	Commercial	Residential	Total

	(in millions)
Beginning balance	$24.3	$3.1	$27.4
Provision	2.0	(2.5)	(0.5)
Charge-offs	—	(0.4)	(0.4)
Recoveries	—	2.3	2.3
Ending balance	$26.3	$2.5	$28.8

Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$—	$1.5	$1.5
Collectively evaluated for impairment	26.3	1.0	27.3
Allowance ending balance	$26.3	$2.5	$28.8

Loan balance by basis of impairment method:
Individually evaluated for impairment	$—	$12.4	$12.4
Collectively evaluated for impairment	15,018.6	1,489.4	16,508.0
Loan ending balance	$15,018.6	$1,501.8	$16,520.4
(1)	Upon adoption of authoritative guidance effective January 1, 2020, we updated accounting policies and methodology, adjusted the commercial and residential mortgage loan valuation allowance and established a valuation allowance for reinsurance recoverables. See Note 1, Nature of Operations and Significant Accounting Policies under the caption, "Recent Accounting Pronouncements" for further details.
(2)	During the nine months ended September 30, 2020, the outbreak of COVID-19 adversely impacted global economic activity and contributed to significant volatility in financial markets. As a result, certain current and forecasted environmental factors management believes to be relevant were adjusted, resulting in an increase in the valuation allowance for commercial and residential mortgage loans and direct financing leases.
(3)	Prior to the implementation of authoritative guidance in 2020, only commercial and residential mortgage loans were included in the allowance rollforward and the allowance was based on either individual or collective evaluation.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

Mortgage Loans

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. Mortgage loans purchased and sold were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)
Commercial mortgage loans:
Purchased	$65.0	$40.0	$151.3	$155.9
Sold	3.3	1.1	4.4	1.6
Residential mortgage loans:
Purchased	242.0	279.4	736.5	378.8
Sold	24.6	13.3	98.0	45.4

Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	September 30, 2020		December 31, 2019
	Amortized	Percent	Amortized	Percent
	cost	of total	cost	of total

	($ in millions)
Geographic distribution
New England	$665.1	4.4%	$613.9	4.1%
Middle Atlantic	4,209.9	27.7	4,139.7	27.5
East North Central	593.0	3.9	624.5	4.2
West North Central	262.0	1.7	237.2	1.6
South Atlantic	2,332.2	15.3	2,318.4	15.4
East South Central	319.0	2.1	438.5	2.9
West South Central	1,340.0	8.8	1,450.0	9.7
Mountain	934.1	6.1	931.8	6.2
Pacific	4,162.4	27.4	3,963.7	26.4
International	389.5	2.6	299.5	2.0
Total	$15,207.2	100.0%	$15,017.2	100.0%

Property type distribution
Office	$4,630.2	30.3%	$4,887.1	32.6%
Retail	1,878.2	12.4	2,052.6	13.7
Industrial	2,281.2	15.0	2,268.5	15.1
Apartments	5,787.8	38.1	5,246.9	34.9
Hotel	89.9	0.6	90.8	0.6
Mixed use/other	539.9	3.6	471.3	3.1
Total	$15,207.2	100.0%	$15,017.2	100.0%

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
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

Mortgage Loan Modifications

We assess COVID-19 related loan modifications to determine if they are in scope of the CARES Act TDR relief and the Interagency Statement guidance. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption "Investments" for further details. COVID-19 related loan modifications typically include delayed principal and interest payments. Based on the terms of the delayed principal and interest payments, past due status generally will not advance, and loans generally will not be placed on non-accrual status during the delay. We did not have a significant amount of COVID-19 related loan modifications that were in scope of the CARES Act TDR relief or the Interagency Statement guidance for the three and nine months ended September 30, 2020.

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

We did not have any significant loans that were modified and met the criteria of a TDR for the three and nine months ended September 30, 2020 and 2019.

Securities Posted as Collateral

As of September 30, 2020 and December 31, 2019, we posted $4,611.8 million and $4,062.0 million, respectively, in commercial mortgage loans and residential first lien mortgages to satisfy collateral requirements associated with our obligation under funding agreements with Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, as of September 30, 2020 and December 31, 2019, we posted $2,716.1 million and $2,749.4 million, respectively, in fixed maturities, available-for-sale and trading securities to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant (“FCM”) agreements, a lending arrangement and our obligation under funding agreements with FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as mortgage loans, fixed maturities, available-for-sale and fixed maturities, trading, respectively, on our consolidated statements of financial position. Of the securities posted as collateral, as of September 30, 2020 and December 31, 2019, $144.5 million and $163.9 million, respectively, could be sold or repledged by the secured party.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

Balance Sheet Offsetting

Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	assets (1)	instruments (2)	received	Net amount

	(in millions)
September 30, 2020
Derivative assets	$475.6	$(110.3)	$(364.5)	$0.8
Reverse repurchase agreements	80.5	—	(80.5)	—
Total	$556.1	$(110.3)	$(445.0)	$0.8
December 31, 2019
Derivative assets	$288.7	$(88.4)	$(197.6)	$2.7
Reverse repurchase agreements	23.6	—	(23.6)	—
Total	$312.3	$(88.4)	$(221.2)	$2.7
(1)	The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents, respectively, on the consolidated statements of financial position. The above excludes $0.0 million and $6.0 million of derivative assets as of September 30, 2020 and December 31, 2019, respectively, that are not subject to master netting agreements or similar agreements. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	liabilities (1)	instruments (2)	pledged	Net amount

	(in millions)
September 30, 2020
Derivative liabilities	$159.9	$(110.3)	$(35.1)	$14.5
December 31, 2019
Derivative liabilities	$216.0	$(88.4)	$(118.3)	$9.3
(1)	The gross amount of recognized derivative liabilities is reported with other liabilities on the consolidated statements of financial position. The above excludes $552.8 million and $314.5 million of derivative liabilities as of September 30, 2020 and December 31, 2019, respectively, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amounts of derivative liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative assets that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative liabilities for presentation on the consolidated statements of financial position.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
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

Repurchase and reverse repurchase agreements include provisions to setoff other repurchase and reverse repurchase balances with the same counterparty. Repurchase and reverse repurchase agreements also include collateral provisions with the counterparties. For reverse repurchase agreements we require the counterparties to pledge collateral with a value greater than the amount of cash transferred. We have the right but do not sell or repledge collateral received in reverse repurchase agreements. Repurchase agreements are structured as secured borrowings for all counterparties. We pledge fixed maturities available-for-sale, which the counterparties have the right to sell or repledge. Interest incurred on repurchase agreements is reported as part of operating expenses on the consolidated statements of operations. Net proceeds related to repurchase agreements are reported as a component of financing activities on the consolidated statements of cash flows. We did not have any outstanding repurchase agreements as of September 30, 2020 and December 31, 2019.

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
September 30, 2020
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
September 30, 2020
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
September 30, 2020
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

We posted $154.6 million and $271.6 million in cash and securities under collateral arrangements as of September 30, 2020 and December 31, 2019, respectively, to satisfy collateral and initial margin requirements associated with our derivative credit support agreements and FCM agreements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of September 30, 2020 and December 31, 2019, was $120.9 million and $164.7 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral triggers, we posted collateral and initial margin of $154.6 million and $271.6 million as of September 30, 2020 and December 31, 2019, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2020, we would be required to post an additional $48.8 million of collateral to our counterparties.

As of September 30, 2020 and December 31, 2019, we had received $315.3 million and $156.8 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
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

	September 30, 2020	December 31, 2019

	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$43,937.1	$35,173.6
Interest rate options	1,886.9	1,416.9
Interest rate futures	253.0	142.5
Swaptions	62.0	62.0
Foreign exchange contracts:
Currency forwards	1,182.5	1,182.3
Currency swaps	1,007.7	1,027.2
Currency options	—	53.8
Equity contracts:
Equity options	1,828.5	1,672.8
Equity futures	184.3	149.5
Credit contracts:
Credit default swaps	310.0	165.0
Other contracts:
Embedded derivatives	9,864.8	9,742.3
Total notional amounts at end of period	$60,516.8	$50,787.9

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$331.8	$181.9
Interest rate options	58.2	28.3
Foreign exchange contracts:
Currency swaps	51.6	55.4
Currency forwards	9.1	4.9
Currency options	—	0.1
Equity contracts:
Equity options	34.9	30.5
Credit contracts:
Credit default swaps	3.0	0.5
Total gross credit exposure	488.6	301.6
Less: collateral received	379.7	208.3
Net credit exposure	$108.9	$93.3

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019

	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$—	$—	$29.9	$21.3
Foreign exchange contracts	42.1	30.0	8.9	15.2
Total derivatives designated as hedging instruments	$42.1	$30.0	$38.8	$36.5

Derivatives not designated as hedging instruments
Interest rate contracts	$377.5	$204.2	$37.3	$16.7
Foreign exchange contracts	18.2	29.5	60.4	100.2
Equity contracts	34.9	30.5	21.3	63.1
Credit contracts	2.9	0.5	2.5	1.2
Other contracts	—	—	552.4	312.8
Total derivatives not designated as hedging instruments	433.5	264.7	673.9	494.0

Total derivative instruments	$475.6	$294.7	$712.7	$530.5
(1)	The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.
(2)	The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivatives with a net liability fair value of $552.4 million and $214.2 million as of September 30, 2020 and December 31, 2019, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also may have purchased credit protection with identical underlyings to certain of our sold protection transactions. As of September 30, 2020 and December 31, 2019, we did not purchase credit protection relating to our sold protection transactions. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

The following tables show our credit default swap protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	September 30, 2020
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)

	(in millions)
Single name credit default swaps
Corporate debt
A	$20.0	$0.5	$20.0	4.7
BBB	115.0	1.7	115.0	4.1
Sovereign
A	20.0	0.5	20.0	4.7
BBB	15.0	0.1	15.0	1.2
Total credit default swap protection sold	$170.0	$2.8	$170.0	4.0

	December 31, 2019
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)

	(in millions)
Single name credit default swaps
Corporate debt
A	$5.0	$—	$5.0	0.5
BBB	70.0	0.2	70.0	2.6
Sovereign
BBB	15.0	0.3	15.0	2.0
Total credit default swap protection sold	$90.0	$0.5	$90.0	2.4

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
September 30, 2020
(Unaudited)

The following amounts were recorded on the consolidated statements of financial position related to cumulative basis adjustments for fair value hedges. The amortized cost includes the amortized cost basis and the fair value hedging basis adjustment.

			Cumulative amount of fair
			value hedging basis adjustment
Line item in the consolidated statements			included in the amortized cost
of financial position in which the	Amortized cost of hedged item		of the hedged item
hedged item is included	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019

	(in millions)
Fixed maturities, available-for-sale:
Active hedging relationships	$482.3	$142.0	$27.2	$18.1
Discontinued hedging relationships	135.8	159.3	5.8	7.7
Total fixed maturities, available-for-sale in active or discontinued hedging relationships	$618.1	$301.3	$33.0	$25.8

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

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of financial position.

		Amount of gain (loss) recognized in AOCI on derivatives
		For the three months ended		For the nine months ended
Derivatives in cash		September 30,		September 30,
flow hedging relationships	Related hedged item	2020	2019	2020	2019

		(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$—	$0.3	$(3.0)	$(3.0)
Foreign exchange contracts	Fixed maturities, available-for-sale	(29.3)	19.9	17.2	14.7
Total		$(29.3)	$20.2	$14.2	$11.7

We expect to reclassify net gains of $24.3 million from AOCI into net income in the next 12 months, which includes both net deferred gains on discontinued hedges and net losses on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations

The following tables show the effect of derivatives in fair value and cash flow hedging relationships and the related hedged items on the consolidated statements of operations.

	For the three months ended September 30, 2020
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	related to	expenses
	of fixed	hedges of fixed	related to	Operating
	maturities,	maturities,	hedges of	expenses
	available-	available-	investment	related to
	for-sale	for-sale	contracts	hedges of debt

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$917.9	$65.5	$1,839.8	$1,165.9

Losses on fair value hedging relationships:
Interest rate contracts:
Loss recognized on hedged item	$(2.1)	$—	$—	$—
Gain recognized on derivatives	1.8	—	—	—
Amortization of hedged item basis adjustments	(0.6)	—	—	—
Amounts related to periodic settlements on derivatives	(1.8)	—	—	—
Total loss recognized for fair value hedging relationships	$(2.7)	$—	$—	$—

Gains (losses) on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$4.4	$0.1	$(0.1)	$—

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	0.2	—	—
Amounts related to periodic settlements on derivatives	2.0	—	—	—
Total gain (loss) recognized for cash flow hedging relationships	$6.4	$0.3	$(0.1)	$—

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

	For the nine months ended September 30, 2020
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	related to	expenses
	of fixed	hedges of fixed	related to	Operating
	maturities,	maturities,	hedges of	expenses
	available-	available-	investment	related to
	for-sale	for-sale	contracts	hedges of debt

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$2,846.1	$169.5	$6,299.8	$3,484.7

Losses on fair value hedging relationships:
Interest rate contracts:
Gain recognized on hedged item	$9.1	$—	$—	$—
Loss recognized on derivatives	(9.7)	—	—	—
Amortization of hedged item basis adjustments	(1.9)	—	—	—
Amounts related to periodic settlements on derivatives	(4.1)	—	—	—
Total loss recognized for fair value hedging relationships	$(6.6)	$—	$—	$—

Gains (losses) on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$13.8	$2.7	$(0.1)	$—

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	6.4	—	—
Amounts related to periodic settlements on derivatives	6.2	—	—	—
Total gain (loss) recognized for cash flow hedging relationships	$20.0	$9.1	$(0.1)	$—

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
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

			Amount of gain
	Amount of gain recognized		reclassified from AOCI into
	in AOCI on derivatives		net realized capital gains (losses)
	for the three months ended		for the three months ended
	September 30,		September 30,
Derivatives in net investment hedging relationships	2020	2019	2020	2019

	(in millions)
Foreign exchange contracts	$0.8	$—	$(7.1)	$—
Total	$0.8	$—	$(7.1)	$—

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

			Amount of gain
	Amount of gain recognized		reclassified from AOCI into
	in AOCI on derivatives		net realized capital gains (losses)
	for the nine months ended		for the nine months ended
	September 30,		September 30,
Derivatives in net investment hedging relationships	2020	2019	2020	2019

	(in millions)
Foreign exchange contracts	$10.1	$—	$(7.1)	$—
Total	$10.1	$—	$(7.1)	$—

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

	Amount of gain (loss) recognized in		Amount of gain (loss) recognized in
	net income on derivatives for the		net income on derivatives for the
	three months ended September 30,		nine months ended September 30,
Derivatives not designated as hedging instruments	2020	2019	2020	2019

	(in millions)
Interest rate contracts	$(73.5)	$211.1	$407.0	$372.5
Foreign exchange contracts	27.2	(37.8)	(5.4)	(27.8)
Equity contracts	(27.6)	(2.5)	(38.7)	(93.3)
Credit contracts	0.3	—	1.3	(3.5)
Other contracts	23.1	(187.2)	(339.2)	(258.6)
Total	$(50.5)	$(16.4)	$25.0	$(10.7)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

5. Insurance Liabilities

Liability for Unpaid Claims

The liability for unpaid claims is reported in future policy benefits and claims within our consolidated statements of financial position. Activity associated with unpaid claims was as follows:

	For the nine months ended September 30,
	2020	2019

	(in millions)
Balance at beginning of period	$2,365.5	$2,252.7
Less: reinsurance recoverable	403.8	404.3
Net balance at beginning of period	1,961.7	1,848.4
Incurred:
Current year	985.5	1,009.8
Prior years	37.9	19.9
Total incurred	1,023.4	1,029.7
Payments:
Current year	595.7	624.6
Prior years	335.1	316.5
Total payments	930.8	941.1
Net balance at end of period	2,054.3	1,937.0
Plus: reinsurance recoverable	425.4	404.7
Balance at end of period	$2,479.7	$2,341.7

Amounts not included in the rollforward above:
Claim adjustment expense liabilities	$58.0	$56.9

Incurred liability adjustments relating to prior years, which affected current operations during 2020 and 2019, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid claims.

6. Long-Term Debt

	September 30, 2020
		Net unamortized
		discount,
		premium and
		debt issuance	Carrying
	Principal	costs	amount

	(in millions)
3.3% notes payable, due 2022	$300.0	$(0.7)	$299.3
3.125% notes payable, due 2023	300.0	(0.7)	299.3
3.4% notes payable, due 2025	400.0	(2.2)	397.8
3.1% notes payable, due 2026	350.0	(2.2)	347.8
3.7% notes payable, due 2029	500.0	(5.7)	494.3
2.125% notes payable, due 2030	600.0	(4.8)	595.2
6.05% notes payable, due 2036	505.6	(2.5)	503.1
4.625% notes payable, due 2042	300.0	(3.2)	296.8
4.35% notes payable, due 2043	300.0	(3.1)	296.9
4.3% notes payable, due 2046	300.0	(3.2)	296.8
4.7% notes payable, due 2055	400.0	(4.8)	395.2
Non-recourse mortgages and notes payable	55.9	0.6	56.5
Total long-term debt	$4,311.5	$(32.5)	$4,279.0

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
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

On June 12, 2020, we issued $500.0 million of senior notes at a discount. On August 3, 2020, we issued an additional $100.0 million of senior notes at a premium. These notes bear interest at 2.125% and will mature in 2030. Interest on the notes is payable semi-annually on June 15 and December 15 each year, beginning on December 15, 2020. The proceeds from these notes were used for general corporate purposes.

7. Income Taxes

Effective Income Tax Rate

Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
U.S. corporate income tax rate	21%	21%	21%	21%
Dividends received deduction	(7)	(6)	(5)	(5)
Tax credits	(5)	(3)	(3)	(3)
Impact of equity method presentation	(2)	(2)	(1)	(1)
Interest exclusion from taxable income	(1)	(1)	(1)	(1)
State income taxes	2	2	1	1
Local country permanent tax adjustments	1	5	1	1
Low income housing tax credit amortization	1	—	1	—
Other	4	2	1	2
Effective income tax rate	14%	18%	15%	15%

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

8. Employee and Agent Benefits

Components of Net Periodic Benefit Cost

			Other postretirement
	Pension benefits		benefits
	For the three months ended		For the three months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)
Service cost	$18.2	$16.3	$—	$—
Interest cost	29.3	30.8	0.7	0.9
Expected return on plan assets	(39.1)	(38.5)	(9.0)	(8.3)
Amortization of prior service benefit	(4.3)	(4.2)	(0.3)	(0.3)
Recognized net actuarial loss	18.9	18.1	—	—
Net periodic benefit cost (income)	$23.0	$22.5	$(8.6)	$(7.7)

			Other postretirement
	Pension benefits		benefits
	For the nine months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)
Service cost	$54.5	$49.8	$—	$—
Interest cost	88.0	95.7	2.1	2.8
Expected return on plan assets	(117.5)	(110.4)	(27.0)	(24.9)
Amortization of prior service benefit	(12.7)	(7.1)	(0.8)	(0.9)
Recognized net actuarial loss	56.6	52.2	—	—
Net periodic benefit cost (income)	$68.9	$80.2	$(25.7)	$(23.0)

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

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. It is too early to determine, but we do not anticipate that we will be required to fund a minimum required contribution under ERISA. Regardless, it is possible that we may fund the qualified and nonqualified pension plans in 2020 for a combined total of up to $75.0 million. During the three and nine months ended September 30, 2020, we contributed $25.7 million and $47.1 million to these plans, respectively.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
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

While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe any such matter will have a material adverse effect on our business or financial position. As of September 30, 2020, we had no estimated loss accrued related to the legal matter discussed above because we believe the chance of loss from this matter is not probable and the amount of loss cannot be reasonably estimated.

To the extent such matters present a reasonably possible chance of loss, we are generally not able to estimate the possible loss or range of loss associated therewith. The outcome of such matters is always uncertain and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate at September 30, 2020.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. The terms of these agreements range in duration and often are not explicitly defined. The maximum exposure under these agreements as of September 30, 2020, was approximately $117.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period. Furthermore, in connection with our contingent funding agreements, we are required to purchase any principal and interest strips of U.S. Treasury securities that are due and not paid from the associated unconsolidated trusts. The maximum exposure under these agreements as of September 30, 2020, was $750.0 million.

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

10. Stockholders’ Equity

Common Stock Dividends

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

Dividends declared per common share	$0.56	$0.55	$1.68	$1.63

Reconciliation of Outstanding Common Shares

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)
Beginning balance	274.0	278.6	276.6	279.5
Shares issued	0.6	0.2	2.4	2.4
Treasury stock acquired	(0.1)	(0.8)	(4.5)	(3.9)
Ending balance	274.5	278.0	274.5	278.0

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

Other Comprehensive Income

	For the three months ended			For the nine months ended
	September 30, 2020			September 30, 2020
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax

	(in millions)
Net unrealized gains on available-for-sale securities during the period	$960.1	$(200.0)	$760.1	$2,378.1	$(500.1)	$1,878.0
Reclassification adjustment for (gains) losses included in net income (1)	2.9	(1.0)	1.9	(54.5)	12.6	(41.9)
Adjustments for assumed changes in amortization patterns	(109.0)	22.9	(86.1)	(112.9)	23.7	(89.2)
Adjustments for assumed changes in policyholder liabilities	(565.7)	116.5	(449.2)	(1,136.0)	241.9	(894.1)
Net unrealized gains on available-for-sale securities	288.3	(61.6)	226.7	1,074.7	(221.9)	852.8

Net unrealized gains ( losses) on derivative instruments during the period	(29.2)	6.2	(23.0)	26.2	(4.9)	21.3
Reclassification adjustment for gains included in net income (3)	(4.6)	0.9	(3.7)	(22.8)	4.2	(18.6)
Adjustments for assumed changes in amortization patterns	0.2	—	0.2	0.9	(0.2)	0.7
Adjustments for assumed changes in policyholder liabilities	1.7	(0.3)	1.4	4.6	(0.9)	3.7
Net unrealized gains (losses) on derivative instruments	(31.9)	6.8	(25.1)	8.9	(1.8)	7.1

Foreign currency translation adjustment during the period	75.5	5.5	81.0	(231.1)	2.7	(228.4)
Reclassification adjustment for losses included in net income (4)	11.5	1.8	13.3	43.0	1.8	44.8
Foreign currency translation adjustment	87.0	7.3	94.3	(188.1)	4.5	(183.6)

Unrecognized postretirement benefit obligation during the period	—	—	—	0.6	(0.2)	0.4
Amortization of amounts included in net periodic benefit cost (5)	14.3	(3.8)	10.5	43.1	(11.6)	31.5
Net unrecognized postretirement benefit obligation	14.3	(3.8)	10.5	43.7	(11.8)	31.9

Other comprehensive income	$357.7	$(51.3)	$306.4	$939.2	$(231.0)	$708.2

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

(4)	The 2020 pre-tax reclassification adjustment primarily related to the release of the cumulative translation adjustment from the dissolution of a foreign subsidiary and the net impact of deconsolidated sponsored investment funds and associated net investment hedges. The 2019 pre-tax reclassification adjustment primarily related to deconsolidated sponsored investment funds. The adjustments were reported in net realized capital gains (losses) on the consolidated statements of operations. For both the three and nine months ended September 30, 2020, and for the nine months ended September 30, 2019, $8.7 million and $5.7 million, respectively, of this reclassification relates to noncontrolling interest and is reported in net income attributable to noncontrolling interest on the consolidated statements of operations.
(5)	Amount is comprised of amortization of prior service cost (benefit) and recognized net actuarial (gain) loss, which is reported in operating expenses on the consolidated statements of operations. See Note 8, Employee and Agent Benefits, under the caption “Components of Net Periodic Benefit Cost” for further details.

Accumulated Other Comprehensive Income (Loss)

		Noncredit
	Net unrealized	component of	Net unrealized	Foreign	Unrecognized	Accumulated
	gains on	impairment losses	gains	currency	postretirement	other
	available-for-sale	on fixed maturities	on derivative	translation	benefit	comprehensive
	securities(1)	available-for-sale(2)	instruments	adjustment	obligation	income

	(in millions)
Balances as of July 1, 2019	$2,279.1	$(49.9)	$61.5	$(1,198.8)	$(444.2)	$647.7
Other comprehensive income during the period, net of adjustments	784.5	—	16.5	(154.8)	—	646.2
Amounts reclassified from AOCI	2.7	4.3	(3.8)	—	10.0	13.2
Other comprehensive income	787.2	4.3	12.7	(154.8)	10.0	659.4
Balances as of September 30, 2019	$3,066.3	$(45.6)	$74.2	$(1,353.6)	$(434.2)	$1,307.1

Balances as of July 1, 2020	$3,388.2	$—	$85.6	$(1,608.9)	$(414.2)	$1,450.7
Other comprehensive income during the period, net of adjustments	224.7	—	(21.4)	79.8	—	283.1
Amounts reclassified from AOCI	1.9	—	(3.7)	4.6	10.5	13.3
Other comprehensive income	226.6	—	(25.1)	84.4	10.5	296.4
Balances as of September 30, 2020	$3,614.8	$—	$60.5	$(1,524.5)	$(403.7)	$1,747.1

		Noncredit
	Net unrealized	component of	Net unrealized	Foreign	Unrecognized	Accumulated
	gains on	impairment losses	gains	currency	postretirement	other
	available-for-sale	on fixed maturities	on derivative	translation	benefit	comprehensive
	securities (1)	available-for-sale (2)	instruments	adjustment	obligation	income (loss)

	(in millions)
Balances as of January 1, 2019	$190.0	$(47.1)	$64.4	$(1,259.5)	$(512.9)	$(1,565.1)
Other comprehensive income during the period, net of adjustments	2,844.2	—	25.6	(114.5)	46.3	2,801.6
Amounts reclassified from AOCI	32.1	1.5	(15.8)	20.4	32.4	70.6
Other comprehensive income	2,876.3	1.5	9.8	(94.1)	78.7	2,872.2
Balances as of September 30, 2019	$3,066.3	$(45.6)	$74.2	$(1,353.6)	$(434.2)	$1,307.1

Balances as of January 1, 2020	$2,806.0	$(44.1)	$53.4	$(1,341.8)	$(435.6)	$1,037.9
Other comprehensive income during the period, net of adjustments	894.8	—	25.7	(218.8)	0.4	702.1
Amounts reclassified from AOCI	(41.9)	—	(18.6)	36.1	31.5	7.1
Other comprehensive income	852.9	—	7.1	(182.7)	31.9	709.2
Effects of implementation of accounting change related to credit losses, net	(44.1)	44.1	—	—	—	—
Balances as of September 30, 2020	$3,614.8	$—	$60.5	$(1,524.5)	$(403.7)	$1,747.1
(1)	Net unrealized losses on available-for-sale debt securities for which an allowance for credit loss has been recorded were $4.0 million as of September 30, 2020.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

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

Following is a reconciliation of the changes in the redeemable noncontrolling interest (in millions):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)
Balance at beginning of period	$272.7	$304.5	$264.9	$391.2
Net income (loss) attributable to redeemable noncontrolling interest	(1.5)	2.6	(9.5)	26.9
Redeemable noncontrolling interest of deconsolidated entities (1)	(47.3)	—	(47.3)	(370.0)
Contributions from redeemable noncontrolling interest	49.7	75.7	124.3	373.4
Distributions to redeemable noncontrolling interest	(6.0)	(10.6)	(53.8)	(56.7)
Purchase of subsidiary shares from redeemable noncontrolling interest	—	(1.1)	—	(1.1)
Change in redemption value of redeemable noncontrolling interest	1.7	(0.4)	(0.2)	1.3
Stock-based compensation attributable to redeemable noncontrolling interest	0.1	—	0.1	0.1
Other comprehensive income (loss) attributable to redeemable noncontrolling interest	9.1	(1.4)	—	4.2
Balance at end of period	$278.5	$369.3	$278.5	$369.3
(1)	We deconsolidated certain sponsored investment funds as they no longer met the requirements for consolidation.

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
September 30, 2020
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

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of September 30, 2020, less than 1% of our total fixed maturities were Level 3 securities valued using internal pricing models.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
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
September 30, 2020
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

Other Investments

Other investments reported at fair value include invested assets of consolidated sponsored investment funds, unconsolidated sponsored investment funds, other investment funds reported at fair value, equity method real estate investments for which the fair value option was elected and certain nonredeemable preferred stock. In addition, in 2019 we had commercial mortgage loans of consolidated VIEs for which the fair value option was elected and certain redeemable preferred stock.

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

The fair value of certain redeemable and nonredeemable preferred stock is based on an internal model using unobservable inputs, which is reflected in Level 3. The redeemable preferred stock was sold in the third quarter of 2020.

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
September 30, 2020
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2020
	Assets/	Amount
	(liabilities)	measured at
	measured at	net asset	Fair value hierarchy level
	fair value	value (4)	Level 1	Level 2	Level 3

	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,960.1	$—	$1,607.9	$352.2	$—
Non-U.S. governments	1,032.8	—	1.0	1,031.8	—
States and political subdivisions	8,967.8	—	—	8,967.8	—
Corporate	45,496.8	—	—	45,215.5	281.3
Residential mortgage-backed pass-through securities	3,042.3	—	—	3,042.3	—
Commercial mortgage-backed securities	4,871.4	—	—	4,858.4	13.0
Collateralized debt obligations (1)	3,737.2	—	—	3,718.8	18.4
Other debt obligations	7,385.7	—	—	7,356.6	29.1
Total fixed maturities, available-for-sale	76,494.1	—	1,608.9	74,543.4	341.8
Fixed maturities, trading	560.2	—	0.5	559.7	—
Equity securities	1,862.7	—	636.6	1,226.1	—
Derivative assets (2)	475.6	—	—	475.1	0.5
Other investments	748.1	78.6	265.7	373.4	30.4
Cash equivalents	2,222.7	—	103.0	2,119.7	—
Sub-total excluding separate account assets	82,363.4	78.6	2,614.7	79,297.4	372.7
Separate account assets	160,737.3	140.3	92,025.8	59,716.0	8,855.2
Total assets	$243,100.7	$218.9	$94,640.5	$139,013.4	$9,227.9

Liabilities
Investment and universal life contracts (3)	$(552.4)	$—	$—	$—	$(552.4)
Derivative liabilities (2)	(160.3)	—	—	(149.4)	(10.9)
Other liabilities	(1.2)	—	—	(1.2)	—
Total liabilities	$(713.9)	$—	$—	$(150.6)	$(563.3)

Net assets	$242,386.8	$218.9	$94,640.5	$138,862.8	$8,664.6

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
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

(4)

Certain investments are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy. Other investments using the NAV practical expedient consist of certain fund interests that are restricted until maturity with unfunded commitments totaling $11.8 million and $19.9 million as of September 30, 2020 and December 31, 2019, respectively. Separate account assets using the NAV practical expedient consist of hedge funds with varying investment strategies that also have a variety of redemption terms and conditions. We do not have unfunded commitments associated with these hedge funds.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows:

	For the three months ended September 30, 2020
		Total realized/unrealized
	Beginning	gains (losses)		Net			Ending
	asset/			purchases,			asset/
	(liability)			sales,			(liability)
	balance	Included in	Included in	issuances			balance
	as of	net	other	and	Transfers	Transfers	as of
	July 1,	income	comprehensive	settlements	into	out of	September 30,
	2020	(2)	income (3)	(4)	Level 3	Level 3	2020

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$275.0	$(1.0)	$4.3	$27.5	$—	$(24.5)	$281.3
Commercial mortgage-backed securities	13.1	(0.4)	—	—	0.3	—	13.0
Collateralized debt obligations	2.8	(0.9)	0.4	16.1	—	—	18.4
Other debt obligations	71.2	—	(0.2)	(35.1)	—	(6.8)	29.1
Total fixed maturities, available-for-sale	362.1	(2.3)	4.5	8.5	0.3	(31.3)	341.8
Other investments	38.7	2.7	—	(11.0)	—	—	30.4
Separate account assets (1)	8,821.3	72.3	—	(38.4)	—	—	8,855.2

Liabilities
Investment and universal life contracts	(576.0)	23.2	—	0.4	—	—	(552.4)

Derivatives
Net derivative assets (liabilities)	(14.2)	4.7	—	(0.9)	—	—	(10.4)

	For the three months ended September 30, 2019
		Total realized/unrealized
	Beginning	gains (losses)		Net			Ending
	asset/			purchases,			asset/
	(liability)			sales,			(liability)
	balance	Included in	Included in	issuances			balance
	as of	net	other	and	Transfers	Transfers	as of
	July 1,	income	comprehensive	settlements	into	out of	September 30,
	2019	(2)	income (3)	(4)	Level 3	Level 3	2019

	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$3.9	$—	$—	$(0.4)	$—	$—	$3.5
Corporate	44.7	—	0.3	(1.9)	—	—	43.1
Commercial mortgage-backed securities	13.1	—	0.6	0.1	—	—	13.8
Collateralized debt obligations	34.8	—	0.4	46.0	—	—	81.2
Other debt obligations	59.9	—	(0.6)	41.8	—	(7.3)	93.8
Total fixed maturities, available-for-sale	156.4	—	0.7	85.6	—	(7.3)	235.4
Fixed maturities, trading	0.5	—	—	(0.1)	—	—	0.4
Other investments	29.1	—	—	4.8	—	—	33.9
Separate account assets (1)	8,689.8	233.1	—	(162.0)	—	—	8,760.9

Liabilities
Investment and universal life contracts	(118.7)	(180.1)	0.2	(22.2)	—	—	(320.8)

Derivatives
Net derivative assets (liabilities)	15.8	1.0	—	0.1	—	—	16.9

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

	For the nine months ended September 30, 2020
		Total realized/unrealized
	Beginning	gains (losses)		Net			Ending
	asset/			purchases,			asset/
	(liability)			sales,			(liability)
	balance	Included	Included in	issuances			balance
	as of	in net	other	and	Transfers	Transfers	as of
	January 1,	income	comprehensive	settlements	into	out of	September 30,
	2020	(2)	income (3)	(4)	Level 3	Level 3	2020

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$81.7	$(1.0)	$(6.3)	$38.3	$342.0	$(173.4)	$281.3
Commercial mortgage-backed securities	12.9	(1.3)	1.1	—	0.3	—	13.0
Collateralized debt obligations	199.0	(1.9)	(22.2)	158.1	—	(314.6)	18.4
Other debt obligations	91.3	—	(1.6)	(37.8)	46.1	(68.9)	29.1
Total fixed maturities, available-for-sale	384.9	(4.2)	(29.0)	158.6	388.4	(556.9)	341.8
Fixed maturities, trading	0.3	—	—	—	—	(0.3)	—
Other investments	39.0	5.0	(2.9)	(10.7)	—	—	30.4
Separate account assets (1)	8,968.0	225.4	—	(338.2)	—	—	8,855.2

Liabilities
Investment and universal life contracts	(214.2)	(335.5)	(0.3)	(2.4)	—	—	(552.4)

Derivatives
Net derivative assets (liabilities)	13.0	6.5	—	(3.4)	—	(26.5)	(10.4)

	For the nine months ended September 30, 2019
		Total realized/unrealized
	Beginning	gains (losses)		Net			Ending
	asset/			purchases,			asset/
	(liability)			sales,			(liability)
	balance	Included	Included in	issuances			balance
	as of	in net	other	and	Transfers	Transfers	as of
	January 1,	income	comprehensive	settlements	into	out of	September 30,
	2019	(2)	income (3)	(4)	Level 3	Level 3	2019

	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$4.6	$—	$—	$(1.1)	$—	$—	$3.5
Corporate	57.9	—	0.7	(15.5)	—	—	43.1
Commercial mortgage-backed securities	9.5	(3.2)	3.8	2.3	3.7	(2.3)	13.8
Collateralized debt obligations	8.3	(2.5)	0.7	44.7	30.0	—	81.2
Other debt obligations	58.5	—	1.0	67.6	—	(33.3)	93.8
Total fixed maturities, available-for-sale	138.8	(5.7)	6.2	98.0	33.7	(35.6)	235.4
Fixed maturities,trading	—	—	—	0.4	—	—	0.4
Other investments	17.2	2.3	—	4.4	10.0	—	33.9
Separate account assets (1)	8,615.5	546.6	0.1	(228.1)	—	(173.2)	8,760.9

Liabilities
Investment and universal life contracts	(45.2)	(252.0)	0.1	(23.7)	—	—	(320.8)

Derivatives
Net derivative assets (liabilities)	3.1	6.0	—	7.8	—	—	16.9
(1)	Gains and losses for separate account assets do not impact net income as the change in value of separate account assets is offset by a change in value of separate account liabilities. Foreign currency translation adjustments related to the Principal International segment separate account assets are recorded in AOCI and are offset by foreign currency translation adjustments of the corresponding separate account liabilities.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

(2)	Both realized gains (losses) and mark-to-market unrealized gains (losses) are generally reported in net realized capital gains (losses) within the consolidated statements of operations. Realized and unrealized gains (losses) on certain securities with an investment objective to realize economic value through mark-to-market changes are reported in net investment income within the consolidated statements of operations. Changes in unrealized gains (losses) included in net income relating to positions still held were:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)
Assets
Fixed maturities, available-for-sale:
Commercial mortgage-backed securities	$(0.4)	$—	$(1.3)	$(2.3)
Collateralized debt obligations	(0.9)	—	(1.9)	(2.5)
Total fixed maturities, available-for-sale	(1.3)	—	(3.2)	(4.8)
Other investments	1.7	—	4.0	2.3
Separate account assets	72.3	188.3	211.2	505.6

Liabilities
Investment and universal life contracts	29.4	(180.8)	(344.8)	(251.1)

Derivatives
Net derivative assets (liabilities)	4.6	1.5	5.2	10.8

(3)	Includes foreign currency translation adjustments related to our Principal International segment. Changes in unrealized gains (losses) included in OCI relating to positions still held were:

	For the three	For the nine
	months ended	months ended
	September 30, 2020	September 30, 2020

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$3.6	$(2.1)
Commercial mortgage-backed securities	—	1.1
Collateralized debt obligations	0.3	(0.6)
Total fixed maturities, available-for-sale	3.9	(1.6)
Other investments	—	(2.9)

Liabilities
Investment and universal life contracts	—	(0.3)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

(4)	Gross purchases, sales, issuances and settlements were:

	For the three months ended September 30, 2020
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$42.6	$(4.4)	$—	$(10.7)	$27.5
Collateralized debt obligations	16.0	—	—	0.1	16.1
Other debt obligations	—	—	—	(35.1)	(35.1)
Total fixed maturities, available-for-sale	58.6	(4.4)	—	(45.7)	8.5
Other investments	—	(11.0)	—	—	(11.0)
Separate account assets (5)	4.2	(0.2)	(42.2)	(0.2)	(38.4)

Liabilities
Investment and universal life contracts	—	—	(6.3)	6.7	0.4

Derivatives
Net derivative assets (liabilities)	—	(0.9)	—	—	(0.9)

	For the three months ended September 30, 2019
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$—	$—	$—	$(0.4)	$(0.4)
Corporate	0.5	(0.6)	—	(1.8)	(1.9)
Commercial mortgage-backed securities	—	—	—	0.1	0.1
Collateralized debt obligations	47.0	—	—	(1.0)	46.0
Other debt obligations	45.9	—	—	(4.1)	41.8
Total fixed maturities, available-for-sale	93.4	(0.6)	—	(7.2)	85.6
Fixed maturities, trading	—	—	—	(0.1)	(0.1)
Other investments	4.8	—	—	—	4.8
Separate account assets (5)	94.3	(307.2)	(30.7)	81.6	(162.0)

Liabilities
Investment and universal life contracts	—	—	(24.0)	1.8	(22.2)

Derivatives
Net derivative assets (liabilities)	—	0.1	—	—	0.1

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

	For the nine months ended September 30, 2020
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$77.5	$(5.4)	$—	$(33.8)	$38.3
Collateralized debt obligations	157.8	—	—	0.3	158.1
Other debt obligations	14.3	—	—	(52.1)	(37.8)
Total fixed maturities, available-for-sale	249.6	(5.4)	—	(85.6)	158.6
Other investments	0.3	(11.0)	—	—	(10.7)
Separate account assets (5)	72.2	(185.8)	(269.0)	44.4	(338.2)

Liabilities
Investment and universal life contracts	—	—	(18.5)	16.1	(2.4)

Derivatives
Net derivative assets (liabilities)	—	(3.4)	—	—	(3.4)

	For the nine months ended September 30, 2019
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$—	$—	$—	$(1.1)	$(1.1)
Corporate	6.2	(1.0)	—	(20.7)	(15.5)
Commercial mortgage-backed securities	2.4	—	—	(0.1)	2.3
Collateralized debt obligations	47.0	—	—	(2.3)	44.7
Other debt obligations	72.7	—	—	(5.1)	67.6
Total fixed maturities, available-for-sale	128.3	(1.0)	—	(29.3)	98.0
Fixed maturities, trading	0.5	—	—	(0.1)	0.4
Other investments	9.3	(4.9)	—	—	4.4
Separate account assets (5)	214.3	(521.7)	(234.5)	313.8	(228.1)

Liabilities
Investment and universal life contracts	—	—	(28.8)	5.1	(23.7)

Derivatives
Net derivative assets (liabilities)	—	7.8	—	—	7.8

(5)	Issuances and settlements include amounts related to mortgage encumbrances associated with real estate in our separate accounts.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels were as follows:

	For the three months ended September 30, 2020
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$24.5
Commercial mortgage-backed securities	—	0.3	—	—
Other debt obligations	—	—	—	6.8
Total fixed maturities, available-for-sale	—	0.3	—	31.3

	For the three months ended September 30, 2019
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
Other debt obligations	$—	$—	$—	$7.3
Total fixed maturities, available-for-sale	—	—	—	7.3

	For the nine months ended September 30, 2020
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$342.0	$—	$173.4
Commercial mortgage-backed securities	—	0.3	—	—
Collateralized debt obligations	—	—	—	314.6
Other debt obligations	—	46.1	—	68.9
Total fixed maturities, available-for-sale	—	388.4	—	556.9
Fixed maturities, trading	—	—	—	0.3

Derivatives
Net derivative assets (liabilities)	—	—	—	26.5

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

	For the nine months ended September 30, 2019
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
Commercial mortgage-backed securities	$—	$3.7	$—	$2.3
Collateralized debt obligations	—	30.0	—	—
Other debt obligations	—	—	—	33.3
Total fixed maturities, available-for-sale	—	33.7	—	35.6
Other investments	—	10.0	—	—
Separate account assets	—	—	—	173.2

Assets transferred into Level 3 during the three and nine months ended September 30, 2020 and 2019, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations. In addition, other investments transferred from Level 2 into Level 3 during the nine months ended September 30, 2019, included certain redeemable preferred stock for which at least one significant unobservable input is now used to determine fair value.

Assets transferred out of Level 3 during the three and nine months ended September 30, 2020, primarily included those assets for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information. Assets transferred out of Level 3 during the nine months ended September 30, 2019, primarily included certain separate accounts we now value using the unit trust APIF as the unit of account that were previously valued using the underlying investments of the unit trust APIF.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

	September 30, 2020
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of				Weighted
	fair value	technique(s)	input description	inputs				average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$272.3	Discounted cash flow	Discount rate (1)	1.1	%-	11.7%		7.2%
			Illiquidity premium	0	basis points ("bps")-	60	bps	20	bps
			Comparability adjustment	0	bps-	583	bps	195	bps
			Potential loss severity	0.0	%-	54.6%		0.2%
			Probability of default	0.0	%-	100.0%		0.3%
Commercial mortgage-backed securities	1.2	Discounted cash flow	Probability of default			100.0%		100.0%
			Potential loss severity			76.6%		76.6%
Collateralized debt obligations	0.7	Discounted cash flow	Potential loss severity			42.2%		42.2%
			Probability of default			100.0%		100.0%
Other debt obligations	0.9	Discounted cash flow	Discount rate (1)			10.0%		10.0%
			Illiquidity premium			500	bps	500	bps
Other investments	28.9	Discounted cash flow - other investments	Discount rate (1)	25.0	% -	30.0%		27.5%
			Terminal earnings before interest, taxes, depreciation and amortization multiple	3.8	x-	4.7	x	4.2	x
		Market comparables - other investments	Revenue multiples (2)	6.0	x-	9.0	x	7.0	x
		Discounted cash flow - real estate	Discount rate (1)			6.8%		6.8%
			Terminal capitalization rate			5.3%		5.3%
			Average market rent growth			2.4%		2.4%
		Discounted cash flow - real estate debt	Loan to value			53.9%		53.9%
			Credit spread			3.9%		3.9%
Separate account assets	8,854.7	Discounted cash flow - mortgage loans	Discount rate (1)			1.4%		1.4%
			Illiquidity premium			60	bps	60	bps
			Credit spread rate			129	bps	129	bps
		Discounted cash flow - real estate	Discount rate (1)	5.6	%-	11.8%		6.6%
			Terminal capitalization rate	4.5	%-	9.3%		5.6%
			Average market rent growth rate	1.5	%-	4.6%		2.8%
		Discounted cash flow - real estate debt	Loan to value	7.4	%-	80.2%		47.0%
			Market interest rate	2.0	%-	5.9%		3.5%

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

Liabilities
Investment and universal life contracts (6)	(552.4)	Discounted cash flow	Long duration interest rate	1.0	%-	1.1%	(3)	1.1%
			Long-term equity market volatility	16.9	%-	28.1%		19.3%
			Non-performance risk	0.2	%-	1.7%		1.1%
			Utilization rate	See note (4)
			Lapse rate	0.0	% -	16.0%		5.9%
			Mortality rate	See note (5)

	December 31, 2019
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of				Weighted
	fair value	technique(s)	input description	inputs				average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$72.5	Discounted cash flow	Discount rate (1)	1.9	%-	5.1%		3.8%
			Illiquidity premium	0	bps-	410	bps	152	bps
Commercial mortgage-backed securities	2.4	Discounted cash flow	Probability of default			100.0%		100.0%
			Potential loss severity			53.1%		53.1%
Collateralized debt obligations	108.7	Discounted cash flow	Discount rate (1)	2.9	%-	10.0%		3.4%
			Potential loss severity			23.0%		23.0%
			Probability of default			100.0%		100.0%
Other debt obligations	1.2	Discounted cash flow	Discount rate (1)			5.0%		5.0%
			Illiquidity premium			500	bps	500	bps
Other investments	14.8	Discounted cash flow	Discount rate (1)	25.0	%-	30.0%		27.5%
			Terminal earnings before interest, taxes, depreciation and amortization multiple	3.5	x-	4.5	x	4.0	x
		Market comparables	Revenue multiples (2)	0.8	x-	7.0	x	4.1	x
Separate account assets	8,966.2	Discounted cash flow - mortgage loans	Discount rate (1)			2.8%		2.8%
			Illiquidity premium			60	bps	60	bps
			Credit spread rate			120	bps	120	bps
		Discounted cash flow - real estate	Discount rate (1)	5.5	%-	11.8%		6.7%
			Terminal capitalization rate	4.5	%-	9.3%		5.7%
			Average market rent growth rate	2.0	%-	4.7%		3.0%
		Discounted cash flow - real estate debt	Loan to value	8.0	%-	80.4%		45.9%
			Market interest rate	3.2	%-	5.8%		3.6%

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
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
September 30, 2020
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No significant assets and liabilities were measured at fair value on a nonrecurring basis for the three and nine months ended September 30, 2020 and 2019.

Fair Value Option

We elected fair value accounting for:

●	Certain commercial mortgage loans of a consolidated VIE for which it was not practicable for us to determine the carrying value. The consolidated VIE was unwound in the third quarter of 2019.
●	Certain real estate ventures that are subject to the equity method of accounting because the nature of the investments is to add value to the properties and generate income from the operations of the properties. Other equity method real estate investments are not fair valued because the investments mainly generate income from the operations of the underlying properties.

The following tables present information regarding the assets and liabilities for which the fair value option was elected.

	September 30, 2020	December 31, 2019

	(in millions)

Real estate ventures (1)
Fair value	$27.0	$22.8
(1)	Reported with other investments in the consolidated statements of financial position.

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019

	(in millions)
Commercial mortgage loans of consolidated VIEs
Change in fair value pre-tax gain (loss) (1) (2)	$—	$0.1	$—	$0.1
Interest income (1)	—	0.1	—	0.3

Real estate ventures
Change in fair value pre-tax gain (2)	1.7	—	4.0	2.3
(1)	Reported in net investment income on the consolidated statements of operations and recorded based on the effective interest rates as determined at the closing of the loan.
(2)	Reported in net investment income on the consolidated statements of operations.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	September 30, 2020
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3

	(in millions)
Assets (liabilities)
Mortgage loans	$16,875.6	$18,226.4	$—	$—	$18,226.4
Policy loans	783.4	1,050.3	—	—	1,050.3
Other investments	324.5	318.9	—	222.6	96.3
Cash and cash equivalents	1,334.0	1,334.0	1,253.5	80.5	—
Investment contracts	(35,115.9)	(36,303.5)	—	(4,801.0)	(31,502.5)
Short-term debt	(76.6)	(76.6)	—	(76.6)	—
Long-term debt	(4,279.0)	(4,886.0)	—	(4,845.5)	(40.5)
Separate account liabilities	(146,342.8)	(145,225.9)	—	—	(145,225.9)
Bank deposits (1)	(436.7)	(443.8)	—	(443.8)	—
Cash collateral payable	(315.3)	(315.3)	(315.3)	—	—

	December 31, 2019
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3

	(in millions)
Assets (liabilities)
Mortgage loans	$16,486.9	$17,214.7	$—	$—	$17,214.7
Policy loans	798.0	1,030.8	—	—	1,030.8
Other investments	278.8	273.1	—	180.3	92.8
Cash and cash equivalents	1,216.9	1,216.9	1,193.3	23.6	—
Investment contracts	(33,922.2)	(34,001.3)	—	(4,304.5)	(29,696.8)
Short-term debt	(93.4)	(93.4)	—	(93.4)	—
Long-term debt	(3,734.1)	(4,122.9)	—	(4,015.3)	(107.6)
Separate account liabilities	(151,132.4)	(149,955.6)	—	—	(149,955.6)
Bank deposits (1)	(469.6)	(468.3)	—	(468.3)	—
Cash collateral payable	(156.8)	(156.8)	(156.8)	—	—
(1)	Excludes deposit liabilities without defined or contractual maturities.

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
September 30, 2020
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
September 30, 2020
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

The following tables summarize select financial information by segment, including operating revenues for our products and services, and reconcile segment totals to those reported in the consolidated financial statements:

	September 30, 2020	December 31, 2019

	(in millions)
Assets:
Retirement and Income Solutions	$196,631.2	$192,698.1
Principal Global Investors	2,228.3	2,363.3
Principal International	45,833.6	48,857.6
U.S. Insurance Solutions	30,375.9	28,669.6
Corporate	3,415.8	3,499.2
Total consolidated assets	$278,484.8	$276,087.8

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)
Operating revenues by segment:
Retirement and Income Solutions:
Retirement and Income Solutions – Fee	$531.6	$559.4	$1,584.1	$1,440.7
Retirement and Income Solutions – Spread	1,048.3	2,013.7	4,081.5	5,183.9
Total Retirement and Income Solutions (1)	1,579.9	2,573.1	5,665.6	6,624.6
Principal Global Investors (2)	382.8	369.9	1,126.5	1,068.4
Principal International	225.3	404.6	802.2	1,196.7
U.S. Insurance Solutions:
Specialty Benefits insurance	618.1	629.8	1,884.1	1,857.4
Individual Life insurance	503.3	562.8	1,448.8	1,490.7
Eliminations	—	—	(0.1)	(0.1)
Total U.S. Insurance Solutions	1,121.4	1,192.6	3,332.8	3,348.0
Corporate	(17.0)	(16.4)	(24.0)	(31.0)
Total segment operating revenues	3,292.4	4,523.8	10,903.1	12,206.7
Net realized capital gains (losses), net of related revenue adjustments	31.6	(46.6)	105.4	23.9
Adjustments related to equity method investments	(13.3)	(18.8)	(31.9)	(55.7)
Total revenues per consolidated statements of operations	$3,310.7	$4,458.4	$10,976.6	$12,174.9

Pre-tax operating earnings (losses) by segment:
Retirement and Income Solutions	$281.1	$169.7	$700.1	$666.5
Principal Global Investors	140.9	123.0	361.0	339.3
Principal International	58.7	108.9	184.0	313.2
U.S. Insurance Solutions	(134.1)	120.1	150.4	377.1
Corporate	(69.7)	(102.1)	(244.8)	(284.6)
Total segment pre-tax operating earnings	276.9	419.6	1,150.7	1,411.5
Pre-tax net realized capital gains (losses), as adjusted (3)	9.9	(60.2)	(41.1)	(43.2)
Adjustments related to equity method investments and noncontrolling interest	(11.7)	(13.7)	(7.7)	(46.3)
Income before income taxes per consolidated statements of operations	$275.1	$345.7	$1,101.9	$1,322.0
(1)	Reflects inter-segment revenues of $87.5 million and $92.2 million for the three months ended September 30, 2020 and 2019, respectively, $249.1 million and $266.4 million for the nine months ended September 30, 2020 and 2019, respectively.
(2)	Reflects inter-segment revenues of $65.6 million and $67.5 million for the three months ended September 30, 2020 and 2019, respectively, $200.7 million and $195.2 million for the nine months ended September 30, 2020 and 2019, respectively.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

(3)	Pre-tax net realized capital gains (losses), as adjusted, is derived as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)
Net realized capital gains (losses):
Net realized capital gains (losses)	$65.5	$(42.4)	$169.5	$38.1
Derivative and hedging-related revenue adjustments	(37.0)	(17.9)	(85.7)	(50.8)
Adjustments related to equity method investments	0.2	1.7	(4.9)	2.5
Adjustments related to sponsored investment funds	5.1	6.2	12.5	21.0
Recognition of front-end fee revenue	(2.2)	5.8	14.0	13.1
Net realized capital gains (losses), net of related revenue adjustments	31.6	(46.6)	105.4	23.9
Amortization of deferred acquisition costs and other actuarial balances	62.1	(34.6)	(67.7)	(80.1)
Capital gains distributed	(43.7)	(30.0)	(15.7)	(53.9)
Market value adjustments of embedded derivatives	(40.1)	51.0	(63.1)	66.9
Pre-tax net realized capital gains (losses), as adjusted (a)	$9.9	$(60.2)	$(41.1)	$(43.2)
(a)	As adjusted before noncontrolling interest capital gains (losses).

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)
Revenue from contracts with customers by segment:
Retirement and Income Solutions:
Retirement and Income Solutions – Fee	$133.4	$156.0	$441.0	$278.3
Retirement and Income Solutions – Spread	2.1	2.3	6.2	7.5
Total Retirement and Income Solutions	135.5	158.3	447.2	285.8
Principal Global Investors	377.0	362.8	1,108.1	1,041.3
Principal International	111.1	114.8	322.2	345.9
U.S. Insurance Solutions:
Specialty Benefits insurance	3.9	3.8	11.2	11.1
Individual Life insurance	12.0	12.8	35.8	37.4
Eliminations	—	—	(0.1)	(0.1)
Total U.S. Insurance Solutions	15.9	16.6	46.9	48.4
Corporate	42.4	39.5	111.2	119.0
Total segment revenue from contracts with customers	681.9	692.0	2,035.6	1,840.4
Adjustments for fees and other revenues not within the scope of revenue recognition guidance (1)	463.3	532.2	1,283.0	1,356.6
Pre-tax other adjustments (2)	(2.2)	5.8	14.0	13.1
Total fees and other revenues per consolidated statements of operations	$1,143.0	$1,230.0	$3,332.6	$3,210.1
(1)	Fees and other revenues not within the scope of the revenue recognition guidance primarily represent revenue on contracts accounted for under the financial instruments or insurance contracts standards.
(2)	Pre-tax other adjustments relate to the recognition of deferred front-end fee revenues for sales charges on retirement and life insurance products and certain market value adjustments to fee revenues.

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
September 30, 2020
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

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)
Administrative service fee revenue (1)	$132.8	$155.5	$439.7	$277.0
Other fee revenue	0.6	0.5	1.3	1.3
Total revenues from contracts with customers	133.4	156.0	441.0	278.3
Fees and other revenues not within the scope of revenue recognition guidance	293.5	301.2	829.1	854.6
Total fees and other revenues	426.9	457.2	1,270.1	1,132.9
Premiums and other considerations	0.7	1.0	3.4	2.7
Net investment income	104.0	101.2	310.6	305.1
Total operating revenues	$531.6	$559.4	$1,584.1	$1,440.7
(1)	Includes fee revenue for the Acquired Business beginning in the third quarter of 2019.

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

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)
Deposit account fee revenue	$2.1	$2.3	$6.2	$7.5
Total revenues from contracts with customers	2.1	2.3	6.2	7.5
Fees and other revenues not within the scope of revenue recognition guidance	1.9	2.6	7.8	11.7
Total fees and other revenues	4.0	4.9	14.0	19.2
Premiums and other considerations	517.1	1,499.3	2,497.7	3,628.3
Net investment income	527.2	509.5	1,569.8	1,536.4
Total operating revenues	$1,048.3	$2,013.7	$4,081.5	$5,183.9

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
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

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)
Management fee revenue	$330.2	$315.3	$954.7	$912.3
Other fee revenue	46.8	47.5	153.4	129.0
Total revenues from contracts with customers	377.0	362.8	1,108.1	1,041.3
Fees and other revenues not within the scope of revenue recognition guidance	4.8	5.1	14.2	19.8
Total fees and other revenues	381.8	367.9	1,122.3	1,061.1
Net investment income	1.0	2.0	4.2	7.3
Total operating revenues	$382.8	$369.9	$1,126.5	$1,068.4

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)
Management fee revenue	$110.1	$114.0	$319.3	$343.8
Other fee revenue	1.0	0.8	2.9	2.1
Total revenues from contracts with customers	111.1	114.8	322.2	345.9
Fees and other revenues not within the scope of revenue recognition guidance	1.4	1.6	4.2	5.0
Total fees and other revenues	112.5	116.4	326.4	350.9
Premiums and other considerations	16.6	115.8	130.2	342.8
Net investment income	96.2	172.4	345.6	503.0
Total operating revenues	$225.3	$404.6	$802.2	$1,196.7

Revenues from contracts with customers by region:
Latin America	$80.7	$87.0	$236.5	$263.7
Asia	30.5	27.8	85.8	82.4
Principal International corporate / regional offices	0.2	0.3	0.7	0.7
Eliminations	(0.3)	(0.3)	(0.8)	(0.9)
Total revenues from contracts with customers	$111.1	$114.8	$322.2	$345.9

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

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)
Specialty Benefits insurance:
Administrative service fees	$3.9	$3.8	$11.2	$11.1
Total revenues from contracts with customers	3.9	3.8	11.2	11.1
Fees and other revenues not within the scope of revenue recognition guidance	4.9	4.8	14.4	14.6
Total fees and other revenues	8.8	8.6	25.6	25.7
Premiums and other considerations	570.9	579.0	1,741.8	1,706.5
Net investment income	38.4	42.2	116.7	125.2
Total operating revenues	$618.1	$629.8	$1,884.1	$1,857.4

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)
Individual Life insurance:
Administrative service fees	$5.4	$6.1	$16.1	$18.2
Commission income	6.6	6.7	19.7	19.2
Total revenues from contracts with customers	12.0	12.8	35.8	37.4
Fees and other revenues not within the scope of revenue recognition guidance	232.6	292.1	634.4	674.6
Total fees and other revenues	244.6	304.9	670.2	712.0
Premiums and other considerations	79.0	79.1	255.3	251.7
Net investment income	179.7	178.8	523.3	527.0
Total operating revenues	$503.3	$562.8	$1,448.8	$1,490.7

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

The Corporate segment also includes inter-segment eliminations of fees and other revenues. The types of revenues from contracts with customers were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions)
Commission income	$78.0	$82.0	$231.0	$236.5
Other fee revenue	13.6	12.5	38.3	32.5
Eliminations	(49.2)	(55.0)	(158.1)	(150.0)
Total revenues from contracts with customers	42.4	39.5	111.2	119.0
Fees and other revenues not within the scope of revenue recognition guidance	(75.8)	(75.2)	(221.1)	(223.7)
Total fees and other revenues	(33.4)	(35.7)	(109.9)	(104.7)
Net investment income	16.4	19.3	85.9	73.7
Total operating revenues	$(17.0)	$(16.4)	$(24.0)	$(31.0)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

Contract Costs

Sales compensation and other incremental costs of obtaining a contract are capitalized and amortized over the period of contract benefit if the costs are expected to be recovered. The contract cost asset, which is included in other assets on the consolidated statements of financial position, was $156.5 million and $157.0 million as of September 30, 2020 and December 31, 2019, respectively.

We apply the practical expedient for certain costs where we recognize the incremental costs of obtaining these contracts as an expense when incurred if the amortization period of the assets is one year or less. These costs, along with costs that are not deferrable, are included in operating expenses on the consolidated statements of operations.

Deferred contract costs consist primarily of commissions and variable compensation. We amortize capitalized contract costs on a straight-line basis over the expected contract life, reflecting lapses as they are incurred. Deferred contract costs are subject to impairment testing on an annual basis, or when a triggering event occurs that could warrant an impairment. To the extent future revenues less future maintenance expenses are not adequate to cover the asset balance, an impairment is recognized. Amortization expense of $5.6 million and $6.4 million for the three months ended September 30, 2020 and 2019 and $17.6 million and $18.2 million for the nine months ended September 30, 2020 and 2019, respectively, was recorded in operating expenses on the consolidated statements of operations and no impairment loss was recognized in relation to the costs capitalized.

14. Stock-Based Compensation Plans

As of September 30, 2020, we had the 2020 Directors Stock Plan, the 2014 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan and the Directors Stock Plan (“Stock-Based Compensation Plans”). As of May 20, 2014, no new grants will be made under the Amended and Restated 2010 Stock Incentive Plan or the 2005 Directors Stock Plan. No grants have been made under the Stock Incentive Plan or the Directors Stock Plan since at least 2005. As of May 19, 2020, no new grants will be made under the 2014 Directors Stock Plan. Under the terms of the 2014 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. The 2020 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock or performance units under any plans.

As of September 30, 2020, the maximum number of new shares of common stock available for grant under the 2014 Stock Incentive Plan and the 2020 Directors Stock Plan was 4.1 million.

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against net income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the nine months ended September 30,
	2020	2019

	(in millions)
Compensation cost	$67.0	$63.9
Related income tax benefit	13.1	13.6
Capitalized as part of an asset	1.2	1.3

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the 2014 Stock Incentive Plan. Total options granted were 1.4 million for the nine months ended September 30, 2020. The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during the period:

For the nine months ended
September 30, 2020

Expected volatility	25.7%
Expected term (in years)	7.0
Risk-free interest rate	1.3%
Expected dividend yield	4.33%
Weighted average estimated fair value per common share	$9.64

As of September 30, 2020, we had $5.0 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.3 years.

Performance Share Awards

Performance share awards were granted to certain employees under the 2014 Stock Incentive Plan. Total performance share awards granted were 0.3 million for the nine months ended September 30, 2020. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results to be determined at the end of the performance period. The actual number of common shares to be awarded at the end of each performance period will range between 0% and 150% of the initial target awards. The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these performance share awards granted was $51.73 per common share.

As of September 30, 2020, we had $5.3 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.5 years.

Restricted Stock Units

Restricted stock units were issued to certain employees pursuant to the 2014 Stock Incentive Plan and non-employee directors pursuant to the 2020 Directors Stock Plan. Total restricted stock units granted were 1.1 million for the nine months ended September 30, 2020. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $50.49 per common share.

As of September 30, 2020, we had $55.0 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted. The cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 1.2 million shares for the nine months ended September 30, 2020. The weighted average fair value of the discount on the stock purchased was $10.67 per share.

As of September 30, 2020, a total of 5.2 million of new shares were available to be made issuable by us for this plan.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

15. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in millions, except per share data)
Net income	$235.9	$284.6	$937.0	$1,128.8
Subtract:
Net income (loss) attributable to noncontrolling interest	(0.1)	7.5	13.8	35.5
Total	$236.0	$277.1	$923.2	$1,093.3
Weighted-average shares outstanding:
Basic	274.8	279.0	274.7	278.9
Dilutive effects:
Stock options	0.4	0.9	0.3	0.9
Restricted stock units	1.5	1.4	1.3	1.4
Performance share awards	0.1	0.1	0.1	0.1
Diluted	276.8	281.4	276.4	281.3
Net income per common share:
Basic	$0.86	$0.99	$3.36	$3.92
Diluted	$0.85	$0.98	$3.34	$3.89

The calculation of diluted earnings per share for the three and nine months ended September 30, 2020 and 2019, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

16. Condensed Consolidating Financial Information

Principal Life had established special purpose entities to issue secured medium-term notes. Under the program, the payment obligations of principal and interest on the notes were secured by funding agreements issued by Principal Life. Both the notes and supporting funding agreements were registered with the SEC. Principal Life’s payment obligations on the funding agreements were fully and unconditionally guaranteed by PFG. All of the outstanding stock of Principal Life is indirectly owned by PFG and PFG was the only guarantor of the payment obligations of the funding agreements. As of April 2020, there were no outstanding funding agreements or medium-term notes associated with this program.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of September 30, 2020 and December 31, 2019, and for the nine months ended September 30, 2020 and 2019.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

Condensed Consolidating Statements of Financial Position

September 30, 2020

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and other		Financial
	Group, Inc.	Services, Inc.	subsidiaries		Group, Inc.
	parent only	only	combined (1)	Eliminations	consolidated

	(in millions)
Assets
Fixed maturities, available-for-sale	$759.4	$—	$75,734.7	$—	$76,494.1
Fixed maturities, trading	207.7	—	352.5	—	560.2
Equity securities	—	39.3	1,823.4	—	1,862.7
Mortgage loans	—	—	16,875.6	—	16,875.6
Real estate	—	—	1,781.8	—	1,781.8
Policy loans	—	—	783.4	—	783.4
Investment in unconsolidated entities	18,756.6	17,775.9	520.2	(36,323.1)	729.6
Other investments	10.4	141.0	3,795.0	—	3,946.4
Cash and cash equivalents	368.8	693.3	3,468.7	(974.1)	3,556.7
Accrued investment income	2.2	0.1	726.3	—	728.6
Premiums due and other receivables	—	90.0	1,731.8	(291.6)	1,530.2
Deferred acquisition costs	—	—	3,388.4	—	3,388.4
Property and equipment	—	—	998.8	—	998.8
Goodwill	—	618.5	1,034.8	—	1,653.3
Other intangibles	—	510.6	1,194.9	—	1,705.5
Separate account assets	—	—	160,737.3	—	160,737.3
Other assets	387.8	41.3	1,302.8	(579.7)	1,152.2
Total assets	$20,492.9	$19,910.0	$276,250.4	$(38,168.5)	$278,484.8
Liabilities
Contractholder funds	$—	$—	$42,947.1	$—	$42,947.1
Future policy benefits and claims	—	—	44,000.3	—	44,000.3
Other policyholder funds	—	—	1,006.2	—	1,006.2
Short-term debt	—	—	76.6	—	76.6
Long-term debt	4,222.5	290.9	56.5	(290.9)	4,279.0
Income taxes currently payable	—	2.8	66.8	(53.9)	15.7
Deferred income taxes	—	20.0	2,590.3	(503.4)	2,106.9
Separate account liabilities	—	—	160,737.3	—	160,737.3
Other liabilities	619.5	986.2	6,497.1	(786.7)	7,316.1
Total liabilities	4,842.0	1,299.9	257,978.2	(1,634.9)	262,485.2

Redeemable noncontrolling interest	—	—	278.5	—	278.5

Stockholders' equity
Common stock	4.8	—	5.5	(5.5)	4.8
Additional paid-in capital	10,291.2	9,716.6	12,364.0	(22,080.6)	10,291.2
Retained earnings	11,521.4	6,742.0	3,240.0	(9,982.0)	11,521.4
Accumulated other comprehensive income	1,747.1	2,151.5	2,314.0	(4,465.5)	1,747.1
Treasury stock, at cost	(7,913.6)	—	—	—	(7,913.6)
Total stockholders' equity attributable to PFG	15,650.9	18,610.1	17,923.5	(36,533.6)	15,650.9
Noncontrolling interest	—	—	70.2	—	70.2
Total stockholders’ equity	15,650.9	18,610.1	17,993.7	(36,533.6)	15,721.1
Total liabilities and stockholders' equity	$20,492.9	$19,910.0	$276,250.4	$(38,168.5)	$278,484.8
(1)	PFG sponsors nonqualified benefit plans. Nonqualified benefit plan assets and liabilities held in Rabbi trusts were $781.8 million and $635.1 million, respectively.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

Condensed Consolidating Statements of Operations

For the nine months ended September 30, 2020

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and other		Financial
	Group, Inc.	Services, Inc.	subsidiaries		Group, Inc.
	parent only	only	combined	Eliminations	consolidated

	(in millions)
Revenues
Premiums and other considerations	$—	$—	$4,628.4	$—	$4,628.4
Fees and other revenues	—	261.9	3,079.7	(9.0)	3,332.6
Net investment income (loss)	9.9	(1.4)	2,828.1	9.5	2,846.1
Net realized capital gains	5.0	41.1	123.3	0.1	169.5
Total revenues	14.9	301.6	10,659.5	0.6	10,976.6
Expenses
Benefits, claims and settlement expenses	—	—	6,299.8	—	6,299.8
Dividends to policyholders	—	—	90.2	—	90.2
Operating expenses	148.4	403.0	2,941.2	(7.9)	3,484.7
Total expenses	148.4	403.0	9,331.2	(7.9)	9,874.7

Income (loss) before income taxes	(133.5)	(101.4)	1,328.3	8.5	1,101.9
Income taxes (benefits)	(34.8)	(30.6)	230.3	—	164.9
Equity in the net income of subsidiaries	1,021.9	1,084.2	—	(2,106.1)	—
Net income	923.2	1,013.4	1,098.0	(2,097.6)	937.0
Net income attributable to noncontrolling interest	—	—	13.8	—	13.8
Net income attributable to PFG	$923.2	$1,013.4	$1,084.2	$(2,097.6)	$923.2

Net income	$923.2	$1,013.4	$1,098.0	$(2,097.6)	$937.0
Other comprehensive income	619.7	582.4	658.3	(1,152.2)	708.2
Comprehensive income	$1,542.9	$1,595.8	$1,756.3	$(3,249.8)	$1,645.2

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
(Unaudited)

Condensed Consolidating Statements of Cash Flows

For the nine months ended September 30, 2020

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and other		Financial
	Group, Inc.	Services, Inc.	subsidiaries		Group, Inc.
	parent only	only	combined	Eliminations	consolidated

	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(8.4)	$900.7	$3,142.4	$(924.3)	$3,110.4
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(635.2)	—	(11,425.4)	—	(12,060.6)
Sales	—	—	2,677.3	—	2,677.3
Maturities	146.5	—	6,101.2	—	6,247.7
Mortgage loans acquired or originated	—	—	(2,281.7)	—	(2,281.7)
Mortgage loans sold or repaid	—	—	1,877.0	—	1,877.0
Real estate acquired	—	—	(177.1)	—	(177.1)
Net purchases of property and equipment	—	(2.4)	(80.5)	—	(82.9)
Dividends and returns of capital received from unconsolidated entities	534.1	653.2	—	(1,187.3)	—
Net change in other investments	—	(892.6)	(0.9)	1,053.9	160.4
Net cash provided by (used in) investing activities	45.4	(241.8)	(3,310.1)	(133.4)	(3,639.9)
Financing activities
Issuance of common stock	34.6	—	—	—	34.6
Acquisition of treasury stock	(232.0)	—	—	—	(232.0)
Payments for financing element derivatives	—	—	(22.2)	—	(22.2)
Purchase of subsidiary shares from noncontrolling interest	—	—	(0.9)	—	(0.9)
Dividends to common stockholders	(460.8)	—	—	—	(460.8)
Issuance of long-term debt	595.1	6.5	13.7	(6.5)	608.8
Principal repayments of long-term debt	—	(36.4)	(65.3)	36.4	(65.3)
Net repayments of short-term borrowings	—	—	(12.3)	—	(12.3)
Dividends and capital paid to parent	—	(534.1)	(653.2)	1,187.3	—
Investment contract deposits	—	—	7,798.7	—	7,798.7
Investment contract withdrawals	—	—	(6,520.3)	—	(6,520.3)
Net increase in banking operation deposits	—	—	441.8	—	441.8
Other	—	—	0.2	—	0.2
Net cash provided by (used in) financing activities	(63.1)	(564.0)	980.2	1,217.2	1,570.3
Net increase (decrease) in cash and cash equivalents	(26.1)	94.9	812.5	159.5	1,040.8
Cash and cash equivalents at beginning of period	394.9	598.4	2,656.2	(1,133.6)	2,515.9
Cash and cash equivalents at end of period	$368.8	$693.3	$3,468.7	$(974.1)	$3,556.7

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2020
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of September 30, 2020, compared with December 31, 2019, and our consolidated results of operations for the three and nine months ended September 30, 2020 and 2019, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2019, filed with the SEC and the unaudited condensed consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (1) adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, as well as our access to capital and cost of capital; (2) conditions in the global capital markets and the economy generally may materially and adversely affect our business and results of operations; (3) volatility or declines in the equity, bond or real estate markets could reduce our AUM and may result in investors withdrawing from the markets or decreasing their rates of investment, all of which could reduce our revenues and net income; (4) changes in interest rates or credit spreads or a sustained low interest rate environment may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period to period; (5) the elimination of the London Inter-Bank Offered Rate (“LIBOR”) may affect the value of certain derivatives and floating rate securities we hold or have issued and the profitability of certain real estate lending activity or businesses; (6) our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM and net income; (7) our valuation of investments and the determinations of the amount of allowances and impairments taken on our investments may include methodologies, estimations and assumptions which are subject to differing interpretations and, if changed, could materially adversely affect our results of operations or financial condition; (8) any impairments of or valuation allowances against our deferred tax assets could adversely affect our results of operations and financial condition; (9) we may face losses on our insurance and annuity products if our actual experience differs significantly from our pricing and reserving assumptions; (10) the pattern of amortizing our DAC asset and other actuarial balances on our universal life-type insurance contracts, participating life insurance policies and certain investment contracts may change, impacting both the level of our DAC asset and other actuarial balances and the timing of our net income; (11) changes in laws or regulations may reduce our profitability or impact how we do business; (12) we may not be able to protect our intellectual property and may be subject to infringement claims; (13) our ability to pay stockholder dividends and meet our obligations may be constrained by the limitations on dividends Iowa insurance laws impose on Principal Life; (14) changes in accounting standards may adversely affect our reported results of operations and financial condition; (15) litigation and regulatory investigations may affect our financial strength or reduce our profitability; (16) from time to time we may become subject to tax audits, tax litigation or similar proceedings, and as a result we may owe additional taxes, interest and penalties in amounts that may be material; (17) applicable laws and our certificate of incorporation and by-laws may discourage takeovers and business combinations that some stockholders might consider in their best interests; (18) competition, including from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance, may impair our ability to retain existing customers, attract new customers and maintain our profitability; (19) technological and societal changes may disrupt our business model and impair our ability to retain existing customers, attract new customers and maintain our profitability; (20) damage to our reputation may adversely affect our revenues and profitability; (21) a downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales, terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition; (22) client terminations or withdrawals or changes in investor preferences may lead to a reduction in revenues for our asset management and accumulation businesses; (23) guarantees within certain of our products that protect policyholders may decrease our net income or increase the volatility of our results of operations or financial position under U.S. GAAP if our hedging or risk management strategies prove ineffective or insufficient; (24) if we are unable to attract and retain qualified employees and sales representatives and develop new distribution sources, our results of operations, financial condition and sales of our products may be adversely impacted; (25) an interruption in telecommunication, information technology, or other systems, or a failure to maintain the confidentiality, integrity, or availability of data residing on such systems, could disrupt our business, damage our reputation and adversely impact our profitability; (26) our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses; (27) we face risks arising from our participation in joint ventures; (28) we may need to fund deficiencies in our Closed Block assets; (29) a pandemic, terrorist attack, military action or other catastrophic event could adversely affect our operations, net income or financial condition; (30) our reinsurers could default on their obligations or increase their rates, which could adversely impact our net income and financial condition; (31) we face risks related to our acquisition of Wells Fargo Bank, N.A.’s IRT business; (32) we face risks arising from future acquisitions of businesses; (33) loss of key vendor relationships or failure of a vendor to protect information of our customers or employees could adversely affect our business or result in losses; (34) our enterprise risk management framework may not be fully effective in identifying or mitigating all of the risks to which we are exposed and (35) our financial results may be adversely impacted by global climate changes. In addition, the ongoing COVID-19 pandemic and the resulting financial market impacts could adversely affect our business, results of operations, financial condition and liquidity.

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

Economic Factors and Trends

Despite a decline in the equity markets in early 2020, a return to positive market performance led to increases in account values in our Retirement and Income Solutions segment and AUM managed by our Principal Global Investors segment. Since account values and AUM are the base by which these businesses generate revenues, market performance volatility may impact our revenues in future quarters.

In our Principal International segment, local currency AUM is a key indicator of earnings growth. While local currency AUM increased for the Principal International segment, the financial results were negatively impacted by foreign currency fluctuations and the unfavorable relative market performance on our required regulatory investments.

In our U.S. Insurance Solutions segment, premium and fee growth is a key indicator of earnings growth. Rising unemployment as a result of temporary business closures and restrictions may impact new sales in our businesses and reduce in-group growth in our Specialty Benefits insurance business. In addition, actions taken to provide customer and provider relief such as dental premium credits and personal protective equipment reimbursements may temporarily lower premium and earnings growth. Much of this impact may be offset by lower full year dental and vision claims as a result of those temporary business closures.

See Part II, Item 1A, “Risk Factors,” for information on risks associated with the COVID-19 pandemic and the resulting financial market impacts.

Transactions Affecting Comparability of Results of Operations

Acquisition

Wells Fargo Institutional Retirement & Trust Business. On July 1, 2019, we closed on our agreement with Wells Fargo Bank, N.A. to acquire its IRT business, which includes defined contribution, defined benefit, executive deferred compensation, employee stock ownership plans, institutional trust and custody, and institutional asset advisory businesses. The results of this acquisition are reflected in the Retirement and Income Solutions segment. The purchase price consisted of (i) $1.2 billion cash paid at closing and (ii) an additional earn-out payment of up to $150.0 million, estimated at $0.0 million as of September 30, 2020, based upon the retention of fee revenue of the Acquired Business through December 31, 2020. The transaction was funded with available cash and debt financing.

Other

Actuarial Assumption Updates. We periodically review and update actuarial assumptions that are inputs to the models for DAC and other actuarial balances and make model refinements as necessary. During the third quarter of 2020, assumption updates and model refinements were made resulting in an unlocking of DAC and other actuarial balances that decreased consolidated net income attributable to Principal Financial Group, Inc. by $118.2 million for both the three and nine months ended September 30, 2020. During the third quarter of 2019, assumption updates and model refinements were made resulting in an unlocking of DAC and other actuarial balances that decreased consolidated net income attributable to Principal Financial Group, Inc. by $36.5 million for both the three and nine months ended September 30, 2019.

The following table presents the increase (decrease) to pre-tax operating earnings for each segment.

	For the three and nine months ended
	September 30,
	2020	2019

	(in millions)
Retirement and Income Solutions	$70.1	$(34.3)
Principal International	2.7	7.8
U.S. Insurance Solutions	(215.1)	(13.3)

The Individual Life insurance business actuarial assumption updates and model refinements affected several line items within our income statement. The following table presents the increase (decrease) to the Individual Life insurance income statement line items.

	For the three and nine months ended
	September 30,
	2020	2019

	(in millions)
Pre-tax operating earnings	$(215.1)	$(33.8)
Fees and other revenues	22.4	100.2
Benefits, claims and settlement expenses	154.1	47.1
Dividends to policyholders	1.1	1.7
Operating expenses	82.3	85.2

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items. The most significant impact occurs within our Principal International segment where pre-tax operating earnings were negatively impacted $16.3 million and $48.6 million for the three and nine months ended September 30, 2020, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. This impact was calculated by comparing (a) the difference between current year results and prior year results to (b) the difference between current year results and prior year results translated using current year exchange rates for both periods. We use this approach to calculate the impact of exchange rates on all revenue and expense line items. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

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

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2020	2019	(decrease)	2020	2019	(decrease)

	(in millions)
Revenues:
Premiums and other considerations	$1,184.3	$2,274.2	$(1,089.9)	$4,628.4	$5,932.0	$(1,303.6)
Fees and other revenues	1,143.0	1,230.0	(87.0)	3,332.6	3,210.1	122.5
Net investment income	917.9	996.6	(78.7)	2,846.1	2,994.7	(148.6)
Net realized capital gains (losses)	65.5	(42.4)	107.9	169.5	38.1	131.4
Total revenues	3,310.7	4,458.4	(1,147.7)	10,976.6	12,174.9	(1,198.3)
Expenses:
Benefits, claims and settlement expenses	1,839.8	2,840.1	(1,000.3)	6,299.8	7,481.3	(1,181.5)
Dividends to policyholders	29.9	30.3	(0.4)	90.2	90.3	(0.1)
Operating expenses	1,165.9	1,242.3	(76.4)	3,484.7	3,281.3	203.4
Total expenses	3,035.6	4,112.7	(1,077.1)	9,874.7	10,852.9	(978.2)
Income before income taxes	275.1	345.7	(70.6)	1,101.9	1,322.0	(220.1)
Income taxes	39.2	61.1	(21.9)	164.9	193.2	(28.3)
Net income	235.9	284.6	(48.7)	937.0	1,128.8	(191.8)
Net income (loss) attributable to noncontrolling interest	(0.1)	7.5	(7.6)	13.8	35.5	(21.7)
Net income attributable to Principal Financial Group, Inc.	$236.0	$277.1	$(41.1)	$923.2	$1,093.3	$(170.1)

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Net Income Attributable to Principal Financial Group, Inc.

Net income attributable to Principal Financial Group, Inc. decreased primarily due to an $81.7 million more unfavorable impact of actuarial assumption updates and model refinements in 2020 compared to 2019. This decrease was partially offset by a $45.4 million decrease in DAC amortization largely due to more favorable equity markets in 2020 compared to 2019, which was not related to the actuarial assumption updates and model refinements.

Total Revenues

Premiums decreased $982.5 million for the Retirement and Income Solutions segment primarily due to lower sales of single premium group and individual annuities with life contingencies. The single premium group annuity product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore premiums tend to vary from period to period.

Fees and other revenues decreased $68.1 million for the U.S. Insurance Solutions segment primarily due to less favorable actuarial assumption updates in 2020 compared to 2019. Fees and other revenues decreased $31.2 million for the Retirement and Income Solutions segment primarily related to a decrease in fee revenue stemming from lower interest rates associated with deposit accounts and lapses within the Acquired Business.

Net investment income decreased in our Latin America business primarily due to $18.0 million of unfavorable relative market performance on our required regulatory investments, a $16.7 million decrease due to foreign currency headwinds, a $15.3 million decrease due to lower inflation-based investment returns on average invested assets and cash and $8.8 million of lower variable investment income. Net investment income in our U.S. operations decreased $13.1 million due to decreases in short-term interest rates on cash and cash equivalents. For additional information, see “Investments — Investment Results – Net Investment Income.”

Net realized capital gains (losses) can be volatile due to credit losses from invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. We had net realized capital gains in 2020 compared to net realized capital losses in 2019 primarily due to a $74.0 million impairment of an equity method investment in 2019 and a $53.0 million gain on the sale of joint venture real estate investments in 2020. Theses changes were partially offset by $22.3 million of higher losses from derivatives and related hedge activities. For additional information, see “Investments — Investment Results — Net Realized Capital Gains (Losses).”

Total Expenses

Benefits, claims and settlement expenses decreased $1,012.0 million for the Retirement and Income Solutions segment primarily due to a lower increase in reserves, stemming from lower sales of single premium group and individual annuities with life contingencies.

Operating expenses decreased $62.1 million for the Retirement and Income Solutions segment primarily due to a decrease in DAC amortization expense related to more favorable equity markets in 2020 compared to 2019, which was not related to the actuarial assumption updates and model refinements.

Income Taxes

The effective income tax rate decreased to 14% from 18% for the three months ended September 30, 2020 and September 30, 2019, respectively, primarily due to an impairment of an equity method investment not allowed for tax in 2019. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 7, Income Taxes” for a reconciliation between the U.S. corporate income tax rate and the effective income tax rate.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Net Income Attributable to Principal Financial Group, Inc.

Net income attributable to Principal Financial Group, Inc. decreased primarily due to an $81.7 million more unfavorable impact of actuarial assumption updates and model refinements in 2020 compared to 2019, $33.0 million of unfavorable relative market performance on our required regulatory investments in our Latin America business and $32.7 million related to foreign currency headwinds.

Total Revenues

Premiums decreased $1,129.9 million for the Retirement and Income Solutions segment primarily due to lower sales of single premium group and individual annuities with life contingencies. Premiums decreased for the Principal International segment primarily in Latin America due to $158.4 million lower single premium annuity sales and $49.8 million foreign currency headwinds.

Fees and other revenues increased $132.0 million for the Retirement and Income Solutions segment primarily due to the Acquired Business. Fees and other revenues increased for the Principal Global Investors segment primarily due to $42.4 million higher management fee revenue as a result of increased average AUM and a $23.4 million increase in performance fee revenue primarily in our real estate business. Partially offsetting the increases was a decrease in fees and other revenues for the U.S. Insurance Solutions segment primarily due to a $77.8 million less favorable impact from actuarial assumption updates in 2020 compared to 2019, partially offset by $49.0 million of growth in the Individual Life insurance business. In addition, fees and other revenues decreased for the Principal International segment primarily in Latin America due to $35.4 million foreign currency headwinds offset slightly by $7.4 million growth in fee income.

Net investment income decreased primarily due to $58.2 million of foreign currency headwinds, $46.1 million of unfavorable relative market performance on our required regulatory investments in our Latin America business and $24.9 million of lower income from our equity method investments in Brazil. For additional information, see “Investments — Investment Results – Net Investment Income.”

Net realized capital gains (losses) can be volatile due to credit losses from invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. Net realized capital gains increased primarily due to a $121.7 million increase related to noncredit gains from available-for-sale fixed maturities portfolio rebalancing in 2020 and $77.3 million of higher gains from derivatives and related hedge activities, which were partially offset by $35.7 million of lower mark-to-market gains on trading fixed maturities. For additional information, see “Investments — Investment Results — Net Realized Capital Gains (Losses).”

Total Expenses

Benefits, claims and settlement expenses decreased $1,078.7 million for the Retirement and Income Solutions segment primarily due to a lower increase in reserves, stemming from lower sales of single premium group and individual annuities with life contingencies.

Operating expenses increased $191.6 million for the Retirement and Income Solutions segment primarily related to the Acquired Business.

Income Taxes

The effective income tax rate was 15% for both the nine months ended September 30, 2020 and 2019. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 7, Income Taxes” for a reconciliation between the U.S. corporate income tax rate and the effective income tax rate.

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

The following table presents the Retirement and Income Solutions net revenue for the periods indicated:

	For the three months ended			For the nine months ended
	September 30,			September 30,
			Increase			Increase
	2020	2019	(decrease)	2020	2019	(decrease)

	(in millions)
Retirement and Income Solutions – Fee	$530.2	$467.8	$62.4	$1,481.2	$1,239.6	$241.6
Retirement and Income Solutions – Spread	166.4	128.6	37.8	466.8	475.3	(8.5)
Total Retirement and Income Solutions	$696.6	$596.4	$100.2	$1,948.0	$1,714.9	$233.1

The following table presents certain summary financial data relating to the Retirement and Income Solutions segment for the periods indicated:

	For the three months ended			For the nine months ended
	September 30,			September 30,
			Increase			Increase
	2020	2019	(decrease)	2020	2019	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$517.8	$1,500.3	$(982.5)	$2,501.1	$3,631.0	$(1,129.9)
Fees and other revenues	430.9	462.1	(31.2)	1,284.1	1,152.1	132.0
Net investment income	631.2	610.7	20.5	1,880.4	1,841.5	38.9
Total operating revenues	1,579.9	2,573.1	(993.2)	5,665.6	6,624.6	(959.0)
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	883.3	1,976.7	(1,093.4)	3,717.6	4,909.7	(1,192.1)
Operating expenses	415.5	426.7	(11.2)	1,247.9	1,048.4	199.5
Total expenses	1,298.8	2,403.4	(1,104.6)	4,965.5	5,958.1	(992.6)
Pre-tax operating earnings	$281.1	$169.7	$111.4	$700.1	$666.5	$33.6

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Pre-Tax Operating Earnings

Pre-tax operating earnings increased in our Fee business primarily due to a $72.3 million impact associated with actuarial assumption updates and model refinements, which were favorable in 2020 compared to unfavorable in 2019. The increase in pre-tax operating earnings was partially offset by a $22.4 million decrease in fee revenue stemming from lower interest rates associated with deposit accounts within the Acquired Business. Pre-tax operating earnings increased in our Spread business primarily due to a $32.1 million impact associated with actuarial assumption updates and model refinements, which were more favorable in 2020 compared to 2019, a $16.5 million increase due to growth in the block of business and a $12.3 million increase due to favorable reserve gains.

Net Revenue

Net revenue increased in our Fee business primarily due to a $91.2 million impact associated with actuarial assumption updates and model refinements, which were favorable in 2020 compared to unfavorable in 2019, partially offset by a $22.4 million decrease in fee revenue stemming from lower interest rates associated with deposit accounts within the Acquired Business. Net revenue increased in our Spread business primarily due to a $16.5 million increase due to growth in the block of business, an $11.5 million impact associated with actuarial assumption updates and model refinements, which were favorable in 2020 compared to unfavorable in 2019, and a $12.3 million increase due to favorable reserve gains.

Operating Expenses

Operating expenses increased in our Fee business due to an $18.9 million impact associated with actuarial assumption updates and model refinements, which were unfavorable in 2020 compared to favorable in 2019. The increase in operating expenses was partially offset by a $4.6 million decrease in DAC amortization expense primarily related to more favorable equity markets in 2020 compared to 2019, which was not related to the actuarial assumption updates and model refinements. Operating expenses decreased in our Spread business primarily due to a $20.6 million impact associated with actuarial assumption updates and model refinements, which were more favorable in 2020 compared to 2019.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased in our Fee business primarily due to a $55.4 million decrease related to the Acquired Business and a $20.3 million decrease largely due to fee waivers stemming from COVID-19 related withdrawals. The decrease in pre-tax operating earnings was largely offset by a $72.3 million impact associated with actuarial assumption updates and model refinements, which were favorable in 2020 compared to unfavorable in 2019. Pre-tax operating earnings increased in our Spread business primarily due to a $32.1 million impact associated with actuarial assumption updates and model refinements, which were more favorable in 2020 compared to 2019, and a $27.4 million increase due to growth in the block of business. The increase in pre-tax operating earnings was partially offset by a $26.3 million decrease in variable investment income.

Net Revenue

Net revenue increased in our Fee business primarily due to a $157.8 million increase related to the Acquired Business and a $91.2 million impact associated with actuarial assumption updates and model refinements, which were favorable in 2020 compared to unfavorable in 2019. Net revenue decreased in our Spread business primarily due to a $33.5 million decrease stemming from lower sales of individual annuities with life contingencies and a $26.3 million decrease in variable investment income. The decrease in net revenue was partially offset by a $27.4 million increase due to growth in the block of business and a $21.4 million increase due to favorable reserve gains.

Operating Expenses

Operating expenses increased in our Fee business due to a $213.2 million increase related to the Acquired Business and an $18.9 million impact associated with actuarial assumption updates and model refinements, which were unfavorable in 2020 compared to favorable in 2019. Operating expenses decreased in our Spread business primarily due to a $25.8 million decrease in non-deferrable commission expense resulting from lower sales of individual annuities with life contingencies and a $20.6 million impact associated with actuarial assumption updates and model refinements, which were more favorable in 2020 compared to 2019.

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

The following table presents the AUM rollforward for assets managed by Principal Global Investors for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019

	(in billions)
AUM, beginning of period	$450.1	$431.8	$458.6	$393.5
Net cash flow	(0.4)	2.9	2.4	(1.6)
Investment performance	19.3	7.0	9.6	48.7
Operations disposed (1)	(0.8)	(0.2)	(0.9)	(0.2)
Other	0.2	0.4	(1.3)	1.5
AUM, end of period	$468.4	$441.9	$468.4	$441.9
(1)

During the third quarter of 2020, we made the decision to close our large cap strategy managed by Columbus Circle Investors and we returned the balance of the credit fund managed by the Finisterre emerging market debt team, which announced the fund’s closure in the second quarter of 2020.

The following table presents certain summary financial data relating to the Principal Global Investors segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2020	2019	(decrease)	2020	2019	(decrease)

	(in millions)
Operating revenues:
Fees and other revenues	$381.8	$367.9	$13.9	$1,122.3	$1,061.1	$61.2
Net investment income	1.0	2.0	(1.0)	4.2	7.3	(3.1)
Total operating revenues	382.8	369.9	12.9	1,126.5	1,068.4	58.1
Expenses:
Total expenses	240.4	245.4	(5.0)	760.9	724.7	36.2

Pre-tax operating earnings attributable to noncontrolling interest	1.5	1.5	—	4.6	4.4	0.2
Pre-tax operating earnings	$140.9	$123.0	$17.9	$361.0	$339.3	$21.7

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Pre-Tax Operating Earnings

Pre-tax operating earnings increased primarily due to higher management fee revenue as a result of increased average AUM.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Pre-Tax Operating Earnings

Pre-tax operating earnings increased largely due to $42.4 million higher management fee revenue as a result of increased average AUM and a $23.4 million increase in performance fee revenue primarily in our real estate business. This was partially offset in expense by a $22.1 million increase in variable compensation expenses and a $14.1 million increase in professional fees primarily related to a one-time favorable legal settlement in 2019.

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

The following table presents the Principal International segment AUM rollforward for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019

	(in billions)

AUM, beginning of period	$143.5	$168.0	$169.7	$155.5
Net cash flow	1.8	1.6	3.0	3.0
Investment performance	1.7	4.1	2.5	14.3
Effect of exchange rates	1.4	(10.0)	(26.1)	(7.6)
Other (1)	(1.4)	0.2	(2.1)	(1.3)
AUM, end of period	$147.0	$163.9	$147.0	$163.9
(1)	Includes Chile hardship withdrawals of $1.4 billion for the three and nine months ended September 30, 2020, that have no impact on future fee revenues.

Net revenue is a key metric used to understand the earnings growth for the Principal International segment. The following table presents the net revenue of the Principal International segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2020	2019	(decrease)	2020	2019	(decrease)

	(in millions)

Net revenue	$165.4	$221.5	$(56.1)	$491.8	$638.5	$(146.7)

The following table presents certain summary financial data relating to the Principal International segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2020	2019	(decrease)	2020	2019	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$16.6	$115.8	$(99.2)	$130.2	$342.8	$(212.6)
Fees and other revenues	112.5	116.4	(3.9)	326.4	350.9	(24.5)
Net investment income	96.2	172.4	(76.2)	345.6	503.0	(157.4)
Total operating revenues	225.3	404.6	(179.3)	802.2	1,196.7	(394.5)
Expenses:
Benefits, claims and settlement expenses	59.9	183.1	(123.2)	310.4	558.2	(247.8)
Operating expenses	106.2	111.6	(5.4)	306.1	322.3	(16.2)
Total expenses	166.1	294.7	(128.6)	616.5	880.5	(264.0)

Pre-tax operating earnings attributable to noncontrolling interest	0.5	1.0	(0.5)	1.7	3.0	(1.3)
Pre-tax operating earnings	$58.7	$108.9	$(50.2)	$184.0	$313.2	$(129.2)

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased in Latin America primarily due to $17.6 million unfavorable relative market performance on our required regulatory investments, $16.2 million foreign currency headwinds and $8.8 million lower variable investment income in Chile.

Net Revenue

Net revenue decreased in Latin America primarily due to $23.7 million foreign currency headwinds, $18.0 million unfavorable relative market performance on our required regulatory investments and $8.8 million lower variable investment income in Chile.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased in Latin America primarily due to $47.4 million foreign currency headwinds, $45.2 million unfavorable relative market performance on our required regulatory investments and $32.3 million lower earnings from our equity method investments in Brazil.

Net Revenue

Net revenue decreased in Latin America primarily due to $74.0 million foreign currency headwinds, $46.1 million unfavorable relative market performance on our required regulatory investments and $32.3 million lower earnings from our equity method investments in Brazil.

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

The following table presents the U.S. Insurance Solutions segment premium and fees for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2020	2019	(decrease)	2020	2019	(decrease)

	(in millions)
Premium and fees:
Specialty Benefits insurance	$579.7	$587.6	$(7.9)	$1,767.4	$1,732.2	$35.2
Individual Life insurance	323.6	384.0	(60.4)	925.5	963.7	(38.2)

The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2020	2019	(decrease)	2020	2019	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$649.9	$658.1	$(8.2)	$1,997.1	$1,958.2	$38.9
Fees and other revenues (1)	253.4	313.5	(60.1)	695.7	737.6	(41.9)
Net investment income	218.1	221.0	(2.9)	640.0	652.2	(12.2)
Total operating revenues	1,121.4	1,192.6	(71.2)	3,332.8	3,348.0	(15.2)
Expenses:
Benefits, claims and settlement expenses (1)	864.8	702.4	162.4	2,168.9	1,989.3	179.6
Dividends to policyholders (1)	29.7	30.3	(0.6)	90.0	90.0	—
Operating expenses (1)	361.0	339.8	21.2	923.5	891.6	31.9
Total expenses	1,255.5	1,072.5	183.0	3,182.4	2,970.9	211.5

Pre-tax operating earnings (losses) (1)	$(134.1)	$120.1	$(254.2)	$150.4	$377.1	$(226.7)

(1) For further details related to the impact associated with actuarial assumption updates and model refinements for the three and nine months ended September 30, 2020 and 2019, see “Transactions Affecting Comparability of Results of Operations — Other – Actuarial Assumption Updates.”

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Pre-Tax Operating Earnings (Losses)

Pre-tax operating earnings in our Specialty Benefits insurance business decreased $42.1 million from COVID-19 impacts and $20.5 million due to favorable actuarial assumption updates and model refinements in 2019. Pre-tax operating losses in our Individual Life insurance business increased $184.1 million primarily due to more unfavorable actuarial assumption updates and model refinements in 2020 compared to 2019.

Operating Revenues

Premium and fees decreased in our Specialty Benefits Insurance business due to $21.5 million in dental premium credits associated with COVID-19, partially offset by $13.3 million from growth in the business. Premium and fees in our Individual Life insurance business decreased $77.8 million due to less favorable actuarial assumption updates and model refinements in 2020 compared to 2019, partially offset by $17.7 million from growth in the business.

Total Expenses

Benefits, claims and settlement expenses increased in our Specialty Benefits insurance business from $20.6 million in claims associated with COVID-19, including an estimated $10.1 million related to pent up demand for dental and vision services, and $8.2 million from growth in the business. Benefits, claims and settlement expenses increased in our Individual Life insurance business due to $107.0 million from more unfavorable actuarial assumption updates and model refinements in 2020 compared to 2019, $12.8 million due to growth in the business and $2.3 million in COVID-19 claims.

Operating expenses increased primarily due to a favorable impact from actuarial assumption updates and model refinements in our Specialty Benefits insurance business in 2019.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Pre-Tax Operating Earnings

Pre-tax operating earnings in our Specialty Benefits insurance business decreased $20.5 million due to favorable actuarial assumption update and model refinement in 2019 and $18.4 million from higher non-COVID-19 claims, offset by $28.5 million in favorable COVID-19 related impacts. Pre-tax operating earnings in our Individual Life insurance business decreased $181.3 million due to the impact from more unfavorable actuarial assumption updates and model refinements in 2020 compared to 2019 and $38.6 million in higher claims, partially COVID-19 related. These decreases were partially offset by $14.5 million from favorable expense management.

Operating Revenues

Premium and fees in our Specialty Benefits insurance business increased $63.6 million from growth in the business, offset by $28.7 million in dental premium credits associated with COVID-19. Premium and fees in our Individual Life insurance business decreased $77.8 million due to less favorable actuarial assumption updates and model refinements in 2020 compared to 2019 and $12.9 million related to surrenders from a small block of indexed universal life policies, largely related to COVID-19. These decreases were offset by $52.7 million from growth in the business.

Net investment income decreased primarily due to lower variable investment income.

Total Expenses

Benefits claims and settlement expenses in our Specialty Benefits insurance business decreased $57.2 million due to COVID-19 related activity, largely as a result of temporary dental and vision office closures and restrictions. This decrease was partially offset by $39.2 million associated with growth in the business and $18.4 million in higher non-COVID-19 claims. Benefits, claims and settlement expenses in our Individual Life insurance business increased $107.0 million due to more unfavorable actuarial assumption updates and model refinements in 2020 compared to 2019, $38.6 million in higher claim costs, partially COVID-19 related, and $38.5 million from growth in the business.

Operating expenses in our Specialty Benefits business increased $22.9 million due to favorable actuarial assumption updates and model refinements in 2019 and growth in the business of $20.5 million, offset by $7.6 million from expense management. Operating expenses in our Individual Life insurance business decreased $14.5 million from expense management and $2.9 million from less unfavorable actuarial assumption updates and model refinements in 2020 compared to 2019, offset by a $16.6 million increase in expenses from growth in the business.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2020	2019	(decrease)	2020	2019	(decrease)

	(in millions)
Operating revenues:
Total operating revenues	$(17.0)	$(16.4)	$(0.6)	$(24.0)	$(31.0)	$7.0
Expenses:
Total expenses	53.1	83.1	(30.0)	202.9	251.6	(48.7)

Pre-tax operating earnings (losses) attributable to noncontrolling interest	(0.4)	2.6	(3.0)	17.9	2.0	15.9
Pre-tax operating losses	$(69.7)	$(102.1)	$32.4	$(244.8)	$(284.6)	$39.8

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Pre-Tax Operating Losses

Pre-tax operating losses decreased primarily due to expense decreases, including a $13.8 million decrease in expenses related to strategic initiatives and $13.0 million in interest income primarily related to tax settlements recorded in 2020.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Pre-Tax Operating Losses

Pre-tax operating losses decreased primarily due to an $18.6 million decrease in pension and OPEB expenses and an $18.0 million decrease in expenses related to strategic initiatives.

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

We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised at inopportune times. For example, as of September 30, 2020, approximately $10.3 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain surrender charges and other provisions limiting early surrenders.

The following table summarizes the withdrawal characteristics of our domestic general account investment contracts as of September 30, 2020.

	Contractholder funds	Percentage
	(in millions)
Not subject to discretionary withdrawal	$11,517.7	33.0%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	10,452.8	29.9
Market value adjustments	7,732.1	22.1
Subject to discretionary withdrawal without adjustments	5,262.2	15.0
Total domestic investment contracts	$34,964.8	100.0%

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

We had the following short-term credit facilities with various financial institutions as of September 30, 2020:

	Financing			Amount
Obligor/Applicant	structure	Maturity	Capacity	outstanding (3)

			(in millions)
PFG, PFS, and Principal Life as co-borrowers (1)	Credit facility	November 2023	$600.0	$—
PFG, PFS, Principal Financial Services V (UK) LTD and Principal Life as co-borrowers (1)	Credit facility	November 2023	200.0	—
Principal International Chile (2)	Unsecured lines of credit		170.2	76.6
Total			$970.2	$76.6
(1)	The credit facility is supported by eighteen banks.
(2)	The unsecured lines of credit can be used for repurchase agreements or other borrowings. Each line has a maturity of less than one year.
(3)	The amount outstanding is reported in short-term debt on the consolidated statements of financial position.

The revolving credit facilities are committed and available for general corporate purposes. These credit facilities also provide 100% back-stop support for our commercial paper program, of which we had no outstanding balances as of September 30, 2020 and December 31, 2019. Most of the banks supporting the credit facilities have other relationships with us. Due to the financial strength and the strong relationships we have with these providers, we are comfortable we have very low risk the financial institutions would be unable or unwilling to fund these facilities.

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

Total stockholder dividends paid by Principal Life to its parent for the nine months ended September 30, 2020, were $400.0 million, all of which was extraordinary and approved by the Commissioner. As of September 30, 2020, we had $2,568.7 million of cash and liquid assets held in our holding companies and other subsidiaries, which is available for corporate purposes. This includes assets in excess of targeted statutory capital ratios and immediate working capital needs.

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

Net cash provided by operating activities was $3,110.4 million and $4,464.8 million for the nine months ended September 30, 2020 and 2019, respectively. Our insurance business typically generates positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The decrease in cash provided by operating activities was due to lower sales in the pension risk transfer and individual fixed annuities business in 2020 as compared to 2019. Cash provided by operating activities also decreased as a result of fluctuations in receivables and payables associated with the timing of settlements.

Net cash used in investing activities was $3,639.9 million and $4,926.2 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in cash used in investing activities was primarily due to cash paid for the Acquired Business in 2019.

Net cash provided by financing activities was $1,570.3 million and $681.9 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in cash provided by financing activities was primarily the result of increased net contract deposits in 2020 as compared to 2019.

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

Short-Term Debt. The components of short-term debt were as follows:

	September 30, 2020	December 31, 2019

	(in millions)
Other recourse short-term debt	$76.6	$93.4
Total short-term debt	$76.6	$93.4

The short-term credit facilities are used for general corporate purposes and borrowings outstanding can fluctuate as part of working capital management.

Long-Term Debt. On June 12, 2020, we issued $500.0 million of senior notes at a discount. On August 3, 2020, we issued an additional $100.0 million of senior notes at a premium. The proceeds from these notes were used for general corporate purposes. For additional information regarding this debt issuance and all other outstanding long-term debt, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 6, Long-Term Debt.”

Contingent Funding Agreements for Senior Debt Issuance. In March 2018, we entered into two contingent funding agreements that give us the right at any time over a ten-year or thirty-year period to issue up to $400.0 million or $350.0 million, respectively, of senior notes.

Stockholders’ Equity. The following table summarizes our dividends to stockholders and repurchase of common stock.

	For the nine months ended	For the year ended
	September 30, 2020	December 31, 2019

	(in millions)
Dividends to stockholders	$460.8	$606.0
Repurchase of common stock	232.0	281.0
Total cash returned to common stockholders	$692.8	$887.0

For additional stockholders’ equity information, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 10, Stockholders’ Equity.”

Capitalization

The following table summarizes our capital structure:

	September 30, 2020	December 31, 2019

	($ in millions)
Debt:
Short-term debt	$76.6	$93.4
Long-term debt	4,279.0	3,734.1
Total debt	4,355.6	3,827.5

Total stockholders’ equity attributable to PFG	15,650.9	14,618.0
Total capitalization	$20,006.5	$18,445.5
Debt to equity	28%	26%
Debt to capitalization	22%	21%

Contractual Obligations and Contractual Commitments

As of September 30, 2020, no significant changes to contractual obligations and contractual commitments have occurred since December 31, 2019.

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

Guarantees and Indemnifications. As of September 30, 2020, no significant changes to guarantees and indemnifications have occurred since December 31, 2019. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 9, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

Financial Strength and Credit Ratings

Our ratings are influenced by the relative ratings of our peers/competitors as well as many other factors including our operating and financial performance, capital levels, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage and other factors.

In May 2020, Fitch affirmed the ‘AA-’ financial strength ratings of Principal Life and Principal National Life Insurance Company (“PNLIC”). Fitch also affirmed PFG’s senior unsecured debt at ‘A-’. The outlook for PFG was revised to ‘negative’ from ‘stable’. The outlook revision is due to the disruption to economic activity and the financial markets from the COVID-19 pandemic.

In April 2020, S&P affirmed the financial strength rating of Principal Life and PNLIC at ‘A+’. S&P also affirmed the senior unsecured debt of PFG and Principal Financial Services, Inc at ‘A-‘. The outlook on all ratings changed from ‘stable’ to ‘negative’. The ratings outlook reflects weaker earnings potential and capital adequacy as a result of the global recession.

In early 2020, each of A.M. Best, Fitch and Moody's revised its outlook for the U.S. life insurance industry to ‘negative’ from ‘stable’. The revisions were due to increased concerns over COVID-19 and the related financial impacts. S&P continues to maintain a ‘stable’ industry outlook.

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

	A.M. Best	Fitch	S&P	Moody’s
Principal Financial Group
Senior Unsecured Debt	a	A-	A-	Baa1
Junior Subordinated Debt	a-		BBB	Baa2
Long-Term Issuer Default Rating		A
Principal Life Insurance Company
Insurer Financial Strength	A+	AA-	A+	A1
Issuer Credit Rating	aa
Commercial Paper	AMB‑1+		A‑1+	P‑1
Principal National Life Insurance Company
Insurer Financial Strength	A+	AA-	A+	A1

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

As of September 30, 2020, 39% of our net assets (liabilities) were Level 1, 57% were Level 2 and 4% were Level 3. Excluding separate account assets as of September 30, 2020, 3% of our net assets (liabilities) were Level 1, 97% were Level 2 and 0% were Level 3.

As of December 31, 2019, 41% of our net assets (liabilities) were Level 1, 55% were Level 2 and 4% were Level 3. Excluding separate account assets as of December 31, 2019, 3% of our net assets (liabilities) were Level 1, 97% were Level 2 and 0% were Level 3.

Changes in Level 3 Fair Value Measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2020, were $8,664.6 million as compared to $9,191.0 million as of December 31, 2019. The decrease was primarily related to the transfer of certain structured fixed maturities from Level 3 into Level 2, investment and universal life contract embedded derivative losses largely due to market impacts and net sales in our separate account assets.

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2019, were $8,726.7 million as compared to $8,729.4 million as of December 31, 2018.

Investments

We had total consolidated assets as of September 30, 2020, of $278,484.8 million, of which $103,033.8 million were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk; therefore, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of September 30, 2020, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans.

	September 30, 2020		December 31, 2019
	Carrying amount	% of total	Carrying amount	% of total

	($ in millions)
Fixed maturities:
Public	$50,568.8	49%	$46,432.9	48%
Private	26,485.5	26	24,349.2	24
Equity securities	1,862.7	2	1,879.4	2
Mortgage loans:
Commercial	15,165.1	15	14,992.7	16
Residential	1,710.5	1	1,494.2	2
Real estate held for sale	18.6	—	169.8	—
Real estate held for investment	1,763.2	2	1,545.0	2
Policy loans	783.4	1	798.0	1
Other investments	4,676.0	4	4,690.2	5
Total invested assets	103,033.8	100%	96,351.4	100%
Cash and cash equivalents	3,556.7		2,515.9
Total invested assets and cash	$106,590.5		$98,867.3

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

	For the three months ended September 30,						For the nine months ended September 30,
	2020		2019		Increase (decrease)		2020		2019		Increase (decrease)
	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

	($ in millions)
Fixed maturities	3.8%	$651.3	4.2%	$654.7	(0.4)%	$(3.4)	3.9%	$1,995.4	4.2%	$1,960.7	(0.3)%	$34.7
Equity securities	1.6	7.5	5.9	28.1	(4.3)	(20.6)	2.5	35.3	6.9	97.9	(4.4)	(62.6)
Mortgage loans - commercial	4.3	161.6	4.2	155.0	0.1	6.6	4.2	480.0	4.3	466.0	(0.1)	14.0
Mortgage loans - residential	3.8	16.0	5.4	18.9	(1.6)	(2.9)	4.6	55.4	5.3	57.0	(0.7)	(1.6)
Real estate	5.7	24.8	12.9	56.2	(7.2)	(31.4)	9.5	124.8	11.3	147.6	(1.8)	(22.8)
Policy loans	5.2	10.3	5.5	11.0	(0.3)	(0.7)	5.3	31.5	5.5	32.9	(0.2)	(1.4)
Cash and cash equivalents	0.2	2.0	2.0	16.2	(1.8)	(14.2)	0.7	15.8	2.1	49.9	(1.4)	(34.1)
Other investments	6.0	70.5	7.3	85.9	(1.3)	(15.4)	5.4	190.8	7.9	269.6	(2.5)	(78.8)
Total	3.8	944.0	4.5	1,026.0	(0.7)	(82.0)	4.0	2,929.0	4.5	3,081.6	(0.5)	(152.6)
Investment expenses	(0.1)	(26.1)	(0.1)	(29.4)	—	3.3	(0.1)	(82.9)	(0.1)	(86.9)	—	4.0
Net investment income	3.7%	$917.9	4.4%	$996.6	(0.7)%	$(78.7)	3.9%	$2,846.1	4.4%	$2,994.7	(0.5)%	$(148.6)

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Net investment income from equity securities decreased primarily due to unfavorable relative market performance on our required regulatory investments in our Latin America business.

Net investment income from real estate decreased primarily due to the sale of certain value-add real estate in the third quarter of 2019.

Net investment income from cash and cash equivalents decreased primarily due to decreases in short-term interest rates.

Net investment income from other investments decreased primarily due to foreign currency headwinds and lower variable investment income associated with our Latin America business.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Net investment income from fixed maturities increased primarily due to higher average invested assets, partially offset by lower yields and prepayments in our U.S. operations.

Net investment income from equity securities decreased primarily due to unfavorable relative market performance on our required regulatory investments in our Latin America business.

Net investment income from cash and cash equivalents decreased primarily due to decreases in short-term interest rates.

Net investment income from other investments decreased primarily due to foreign currency headwinds and lower income from our equity method investments in Brazil.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains and losses for the periods indicated.

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2020	2019	(decrease)	2020	2019	(decrease)

	(in millions)
Fixed maturities, available-for-sale – credit losses, including credit sales (1)	$(20.8)	$(11.1)	$(9.7)	$(58.0)	$(35.2)	$(22.8)
Commercial mortgage loans – credit losses	(0.5)	(0.9)	0.4	(14.1)	(2.0)	(12.1)
Other – credit losses	0.3	0.8	(0.5)	(1.1)	2.5	(3.6)
Fixed maturities, available-for-sale and trading – noncredit	15.9	17.5	(1.6)	125.9	39.9	86.0
Derivatives and related hedge activities (2)	(34.0)	(11.7)	(22.3)	83.2	5.9	77.3
Other gains (losses)	104.6	(37.0)	141.6	33.6	27.0	6.6
Net realized capital gains (losses)	$65.5	$(42.4)	$107.9	$169.5	$38.1	$131.4
(1)	Upon adoption of authoritative guidance effective January 1, 2020, credit losses include credit sales, adjustments to the credit loss valuation allowance, write-offs and recoveries on available-for-sale securities. Prior to 2020, credit losses included credit sales, net other-than-temporary impairment losses and recoveries on available-for-sale securities and other-than-temporary impairment losses on fixed maturities, available-for-sale reclassified from other OCI.
(2)	Includes fixed maturities, trading net gains (losses) of $3.8 million and $2.3 million for the three months ended September 30, 2020 and 2019, and $4.0 million and $10.9 million for the nine months ended September 30, 2020 and 2019, respectively, which are a component of the GMWB embedded derivative hedging program net realized capital gains (losses) reflected in this line.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Net realized losses on derivatives and related hedge activities increased primarily due to higher losses on the GMWB embedded derivatives, including changes in the spread reflecting our own creditworthiness, and related hedging instruments.

Other gains (losses) had net realized capital gains in 2020 compared to net realized capital losses in 2019 primarily due to an impairment of an equity method investment in 2019 and a gain on the sale of joint venture real estate investments in 2020.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Net realized gains on fixed maturities, available-for-sale and trading - noncredit increased due to noncredit gains related to portfolio rebalancing in 2020, partially offset by lower mark-to-market gains on trading fixed maturities.

Net realized gains on derivatives and related hedge activities increased due primarily to lower losses on the GMWB embedded derivatives, including changes in the spread reflecting our own creditworthiness, and related hedging instruments.

U.S. Investment Operations

Of our invested assets, $95,392.1 million were held by our U.S. operations as of September 30, 2020. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing investment policies and monitoring risk limits and tolerances. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect customers’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

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

We purchase credit default swaps to hedge certain credit exposures in our investment portfolio. We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $140.0 million and $75.0 million as of September 30, 2020 and December 31, 2019, respectively. We sell credit default swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 4, Derivative Financial Instruments” under the caption, “Credit Derivatives Sold.”

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

	Weighted average loan-to-value ratio		Debt service coverage ratio
	September 30, 2020	December 31, 2019	September 30, 2020		December 31, 2019

New mortgages	52%	51%	2.5	X	2.4	X
Entire mortgage portfolio	50%	45%	2.6	X	2.6	X

We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, were $9,264.9 million and 4.0%, respectively, as of September 30, 2020, and $3,135.5 million and 3.7%, respectively, as of December 31, 2019. In addition, the amortized cost and weighted average yield of RMBS, residential collateralized mortgage obligations, and asset-backed securities - home equity with material prepayment risk were $6,559.4 million and 3.0%, respectively, as of September 30, 2020, and $7,318.7 million and 3.1%, respectively, as of December 31, 2019.

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

	September 30, 2020		December 31, 2019
	Carrying amount	% of total	Carrying amount	% of total

	($ in millions)
Fixed maturities:
Public	$46,772.4	49%	$42,677.4	48%
Private	26,432.5	28	24,292.7	27
Equity securities	517.9	1	480.7	1
Mortgage loans:
Commercial	14,778.0	15	14,693.2	17
Residential	1,325.8	1	1,086.4	1
Real estate held for sale	17.8	—	169.0	—
Real estate held for investment	1,762.8	2	1,544.5	2
Policy loans	765.2	1	777.7	1
Other investments	3,019.7	3	2,841.7	3
Total invested assets	95,392.1	100%	88,563.3	100%
Cash and cash equivalents	3,272.7		2,312.1
Total invested assets and cash	$98,664.8		$90,875.4

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities. Included in the privately placed category as of September 30, 2020 and December 31, 2019, were $18.6 billion and $17.7 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

Fixed maturities were diversified by category of issuer, as shown in the following table for the periods indicated.

	September 30, 2020		December 31, 2019
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total

	($ in millions)

U.S. government and agencies	$1,934.3	3%	$1,699.9	3%
States and political subdivisions	8,956.7	12	7,479.4	11
Non-U.S. governments	913.1	1	855.5	1
Corporate - public	24,177.5	33	21,845.9	33
Corporate - private	17,953.5	24	15,539.7	23
Residential mortgage-backed pass-through securities	3,251.2	4	3,259.1	5
Commercial mortgage-backed securities	4,866.7	7	4,844.9	7
Residential collateralized mortgage obligations	3,415.2	5	3,961.0	6
Asset-backed securities	7,736.7	11	7,484.7	11
Total fixed maturities	$73,204.9	100%	$66,970.1	100%

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 18% of total fixed maturities as of both September 30, 2020, and December 31, 2019. It is comprised of corporate and foreign government fixed maturities. The following table presents the carrying amount of our international exposure for our U.S. operation’s fixed maturities portfolio for the periods indicated.

	September 30, 2020	December 31, 2019

	(in millions)
European Union, excluding UK	$3,496.8	$3,185.7
United Kingdom	2,549.6	2,535.1
Australia/New Zealand	1,962.3	1,646.8
Asia-Pacific	1,766.7	1,656.3
Latin America	1,386.1	1,317.6
Europe, non-European Union	910.4	865.5
Middle East and Africa	807.2	687.9
Other (1)	366.6	348.4
Total	$13,245.7	$12,243.3
(1)	Includes exposure from two countries and various supranational organizations as of both September 30, 2020, and December 31, 2019.

International fixed maturities exposure is determined by the country of domicile of the parent entity of an individual asset. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of September 30, 2020 and December 31, 2019, our investments in Canada totaled $2,277.8 million and $2,111.9 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The following table presents our top ten exposures as of September 30, 2020.

Amortized cost
(in millions)
Berkshire Hathaway Inc.	$265.2
Emirate of Abu Dhabi	240.0
The Walt Disney Company	226.7
Sempra Energy	221.2
Wells Fargo & Company	220.0
People's Republic of China (1)	218.0
JPMorgan Chase & Co.	214.7
Duke Energy Corporation	205.5
Microsoft Corporation	202.8
Comcast Corporation	201.8
Total top ten exposures	$2,215.9
(1)	Primarily includes exposure to state-owned entities operating in the energy, electric and chemical sectors.

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

	September 30, 2020			December 31, 2019
			Percent of			Percent of
	Amortized	Carrying	carrying	Amortized	Carrying	carrying
NAIC designation	cost	amount	amount	cost	amount	amount

	($ in millions)

1	$44,424.5	$48,726.2	67%	$43,619.2	$46,300.5	69%
2	18,593.1	20,748.4	28	16,658.4	18,079.2	27
3	3,246.4	3,292.0	4	2,211.6	2,310.5	3
4	447.1	415.0	1	230.0	227.6	1
5	26.5	20.2	—	51.7	46.1	—
6	5.7	3.1	—	6.3	6.2	—
Total fixed maturities	$66,743.3	$73,204.9	100%	$62,777.2	$66,970.1	100%

Fixed maturities included 56 securities with an amortized cost of $748.1 million, gross gains of $27.2 million, gross losses of $3.1 million and a carrying amount of $772.2 million as of September 30, 2020, that were still pending a review and assignment of a designation by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, we will always have securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent designation is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities. As of September 30, 2020, based on amortized cost, 99% of our CMBS portfolio had an NAIC designation of 1.

The following table presents our exposure by credit quality based on NAIC designations for our CMBS portfolio as of the periods indicated.

	September 30, 2020		December 31, 2019
	Amortized	Carrying	Amortized	Carrying
NAIC designation	cost	amount	cost	amount

	(in millions)

1	$4,645.1	$4,802.6	$4,664.5	$4,769.9
2	53.2	50.7	50.3	49.8
3	8.3	7.0	16.6	16.8
4	—	—	—	—
5	7.6	5.7	9.2	7.0
6	0.9	0.7	1.5	1.4
Total (1)	$4,715.1	$4,866.7	$4,742.1	$4,844.9
(1)	The CMBS portfolio included agency CMBS with a $278.8 million amortized cost and a $290.7 million carrying amount as of September 30, 2020, and a $302.1 million amortized cost and a $303.1 million carrying amount as of December 31, 2019.

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

	September 30, 2020	December 31, 2019

	($ in millions)

Total fixed maturities (public and private)	$73,204.9	$66,970.1
Problem fixed maturities (1)	$15.1	$14.6
Potential problem fixed maturities	98.3	43.6
Restructured fixed maturities	2.8	—
Total problem, potential problem and restructured fixed maturities	$116.2	$58.2
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	0.16%	0.09%
(1)	Upon adoption of authoritative guidance effective January 1, 2020, the problem fixed maturities carrying amount is net of the credit loss valuation allowance. Prior to 2020, the problem fixed maturities carrying amount was net of other-than-temporary impairment losses.

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

The net realized loss relating to the change in the allowance for credit loss and credit related sales of fixed maturities was $17.4 million for the three months ended September 30, 2020, and $51.9 million for the nine months ended September 30, 2020. The net realized loss relating to other-than-temporary credit impairments and credit related sales of fixed maturities was $11.1 million for the three months ended September 30, 2019, and $35.2 million for the nine months ended September 30, 2019.

Fixed Maturities Available-for-Sale

The following tables present our fixed maturities available-for-sale by industry category, as of the periods indicated.

	September 30, 2020
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount

	(in millions)

Finance — Banking	$4,842.6	$450.4	$15.0	$—	$5,278.0
Finance — Brokerage	643.3	81.0	1.1	—	723.2
Finance — Finance Companies	359.5	7.9	5.1	—	362.3
Finance — Financial Other	483.1	27.2	17.1	—	493.2
Finance — Insurance	2,956.4	502.1	2.9	—	3,455.6
Finance — Real estate investment trusts (“REITs”)	1,940.7	175.9	8.8	—	2,107.8
Industrial — Basic Industry	1,667.9	186.3	3.5	—	1,850.7
Industrial — Capital Goods	2,284.6	230.6	10.1	—	2,505.1
Industrial — Communications	3,027.8	509.0	10.3	—	3,526.5
Industrial — Consumer Cyclical	1,747.1	163.5	13.8	—	1,896.8
Industrial — Consumer Non-Cyclical	4,505.6	645.2	4.2	—	5,146.6
Industrial — Energy	2,535.8	269.2	33.9	—	2,771.1
Industrial — Other	708.3	63.9	0.4	—	771.8
Industrial — Technology	2,090.0	263.4	3.8	—	2,349.6
Industrial — Transportation	1,985.6	209.7	31.9	—	2,163.4
Utility — Electric	3,661.3	556.6	0.7	—	4,217.2
Utility — Natural Gas	339.2	52.6	—	—	391.8
Utility — Other	317.1	36.5	—	—	353.6
Government guaranteed	1,404.5	212.0	6.4	—	1,610.1
Total corporate securities	37,500.4	4,643.0	169.0	—	41,974.4

Residential mortgage-backed pass-through securities	2,895.4	136.1	0.3	—	3,031.2
Commercial mortgage-backed securities	4,687.5	195.5	39.9	4.0	4,839.1
Residential collateralized mortgage obligations	3,240.6	174.6	1.8	—	3,413.4
Asset-backed securities — Home equity (1)	201.6	16.8	0.9	—	217.5
Asset-backed securities — All other	3,719.5	74.7	41.2	—	3,753.0
Collateralized debt obligations — Credit	16.8	—	6.8	—	10.0
Collateralized debt obligations — CMBS	—	0.7	—	—	0.7
Collateralized debt obligations — Loans	3,762.6	5.4	39.6	1.9	3,726.5
Total mortgage-backed and other asset-backed securities	18,524.0	603.8	130.5	5.9	18,991.4

U.S. government and agencies	1,678.2	259.6	4.0	—	1,933.8
States and political subdivisions	7,855.9	1,107.6	11.6	—	8,951.9
Non-U.S. governments	741.9	168.6	—	—	910.5
Total fixed maturities, available-for-sale	$66,300.4	$6,782.6	$315.1	$5.9	$72,762.0
(1)	This exposure is all related to sub-prime mortgage loans.

	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses(1)	amount

	(in millions)

Finance — Banking	$4,486.9	$290.1	$11.7	$4,765.3
Finance — Brokerage	560.9	44.5	0.1	605.3
Finance — Finance Companies	373.2	17.2	—	390.4
Finance — Financial Other	463.4	22.8	1.8	484.4
Finance — Insurance	2,663.5	358.1	2.1	3,019.5
Finance — REITs	1,626.9	115.6	0.4	1,742.1
Industrial — Basic Industry	1,264.4	110.2	—	1,374.6
Industrial — Capital Goods	2,142.1	152.0	0.6	2,293.5
Industrial — Communications	2,802.4	353.1	0.3	3,155.2
Industrial — Consumer Cyclical	1,542.0	103.0	2.5	1,642.5
Industrial — Consumer Non-Cyclical	4,089.7	406.8	0.6	4,495.9
Industrial — Energy	2,566.5	285.7	6.7	2,845.5
Industrial — Other	442.9	23.1	0.4	465.6
Industrial — Technology	2,018.7	153.3	2.1	2,169.9
Industrial — Transportation	1,972.1	142.4	0.4	2,114.1
Utility — Electric	3,174.5	307.3	2.2	3,479.6
Utility — Natural Gas	352.8	29.2	—	382.0
Utility — Other	268.7	16.2	—	284.9
Government guaranteed	1,357.6	165.0	0.9	1,521.7
Total corporate securities	34,169.2	3,095.6	32.8	37,232.0

Residential mortgage-backed pass-through securities	2,908.7	71.9	3.8	2,976.8
Commercial mortgage-backed securities	4,713.9	126.6	23.8	4,816.7
Residential collateralized mortgage obligations	3,885.8	79.0	8.6	3,956.2
Asset-backed securities — Home equity (2)	237.1	14.5	0.6	251.0
Asset-backed securities — All other	3,958.8	36.0	5.7	3,989.1
Collateralized debt obligations — Credit	16.8	—	4.7	12.1
Collateralized debt obligations — CMBS	—	0.9	—	0.9
Collateralized debt obligations — Loans	3,209.9	2.0	9.6	3,202.3
Total mortgage-backed and other asset-backed securities	18,931.0	330.9	56.8	19,205.1

U.S. government and agencies	1,603.8	98.6	3.0	1,699.4
States and political subdivisions	6,842.8	643.6	11.6	7,474.8
Non-U.S. governments	724.6	128.4	—	853.0
Total fixed maturities, available-for-sale	$62,271.4	$4,297.1	$104.2	$66,464.3
(1)	Prior to the adoption of authoritative guidance effective January 1, 2020, the gross unrealized losses included other-than-temporary-impairment losses reported in AOCI.
(2)	This exposure is all related to sub-prime mortgage loans.

Of the $315.1 million in gross unrealized losses as of September 30, 2020, $1.3 million in losses were attributed to securities scheduled to mature in one year or less, $29.9 million attributed to securities scheduled to mature between one to five years, $79.2 million attributed to securities scheduled to mature between five to ten years, $74.2 million attributed to securities scheduled to mature after ten years and $130.5 million related to mortgage-backed and other ABS that are not classified by maturity year. As of September 30, 2020, we were in a $6,467.5 million net unrealized gain position as compared to a $4,192.9 million net unrealized gain position as of December 31, 2019. The $2,274.6 million increase in net unrealized gains for the nine months ended September 30, 2020, can be attributed to an approximate 107 basis points decrease in interest rates, partially offset by widening of spreads.

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

The following table presents our fixed maturities available-for-sale by investment grade and below investment grade as of the periods indicated.

	September 30, 2020					December 31, 2019
		Gross	Gross	Allowance			Gross	Gross
	Amortized	unrealized	unrealized	for credit	Carrying	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	loss	amount	cost	gains	losses (1)	amount

	(in millions)
Investment grade:
Public	$39,980.9	$5,016.0	$92.6	$0.5	$44,903.8	$38,221.4	$3,143.4	$56.2	$41,308.6
Private	22,607.9	1,653.0	117.1	1.8	24,142.0	21,587.1	1,045.2	30.3	22,602.0
Below investment grade:
Public	1,495.7	58.0	39.8	—	1,513.9	912.9	47.8	6.6	954.1
Private	2,215.9	55.6	65.6	3.6	2,202.3	1,550.0	60.7	11.1	1,599.6
Total fixed maturities, available-for-sale	$66,300.4	$6,782.6	$315.1	$5.9	$72,762.0	$62,271.4	$4,297.1	$104.2	$66,464.3
(1)	Prior to the adoption of authoritative guidance effective January 1, 2020, the gross unrealized losses included other-than-temporary-impairment losses reported in AOCI.

The following tables present the carrying amount and the gross unrealized losses on our fixed maturities available-for-sale for which an allowance for credit loss has not been recorded by grade and aging category as of September 30, 2020.

	September 30, 2020
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses

	(in millions)
Investment grade:
Three months or less	$1,060.0	$13.4	$1,044.0	$9.6	$2,104.0	$23.0
Greater than three to six months	170.4	7.7	183.1	6.7	353.5	14.4
Greater than six to nine months	1,473.5	56.6	2,590.1	78.3	4,063.6	134.9
Greater than nine to twelve months	8.3	0.3	149.5	2.4	157.8	2.7
Greater than twelve to twenty-four months	98.7	4.5	200.6	1.8	299.3	6.3
Greater than twenty-four to thirty-six months	21.7	1.8	579.8	8.6	601.5	10.4
Greater than thirty-six months	84.6	8.1	64.5	9.3	149.1	17.4
Total fixed maturities, available-for-sale	$2,917.2	$92.4	$4,811.6	$116.7	$7,728.8	$209.1

	September 30, 2020
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses

	(in millions)
Below investment grade:
Three months or less	$213.9	$4.4	$456.7	$6.9	$670.6	$11.3
Greater than three to six months	—	—	2.3	0.1	2.3	0.1
Greater than six to nine months	200.9	25.2	466.8	40.4	667.7	65.6
Greater than nine to twelve months	4.9	0.2	23.8	4.4	28.7	4.6
Greater than twelve to twenty-four months	27.4	9.5	32.0	1.1	59.4	10.6
Greater than twenty-four to thirty-six months	1.0	0.1	28.7	2.1	29.7	2.2
Greater than thirty-six months	5.9	0.4	17.7	8.2	23.6	8.6
Total fixed maturities, available-for-sale	$454.0	$39.8	$1,028.0	$63.2	$1,482.0	$103.0

	September 30, 2020
	Problem, potential		All other fixed
	problem and restructured		maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses

	(in millions)
Estimated fair value had declined and remained below amortized cost by 20% or more:
Three months or less	$—	$—	$38.8	$12.9	$38.8	$12.9
Greater than three to six months	39.5	13.5	15.5	6.1	55.0	19.6
Greater than six to nine months	8.4	3.6	84.8	38.2	93.2	41.8
Greater than nine to twelve months	—	—	—	0.2	—	0.2
Greater than twelve months	0.1	0.4	10.0	6.8	10.1	7.2
Total fixed maturities, available-for-sale	$48.0	$17.5	$149.1	$64.2	$197.1	$81.7

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

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 22% and 21% of our commercial mortgage loan portfolio before valuation allowance as of September 30, 2020 and December 31, 2019, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The typical borrower in our commercial loan portfolio is a single purpose entity or single asset entity. As of September 30, 2020 and December 31, 2019, the total number of commercial mortgage loans outstanding was 749 and 767, of which 44% and 46% were for loans with principal balances less than $10.0 million, respectively. The average loan size of our commercial mortgage portfolio was $19.8 million and $19.2 million as of September 30, 2020 and December 31, 2019, respectively.

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

We did not have problem, potential problem and restructured commercial mortgage loans as of September 30, 2020 and December 31, 2019.

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

Real Estate

Real estate consists primarily of commercial equity real estate. As of September 30, 2020 and December 31, 2019, the carrying amount of our equity real estate investment was $1,780.6 million and $1,713.5 million, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $1,762.8 million and $1,544.5 million as of September 30, 2020 and December 31, 2019, respectively. The carrying value of real estate held for investment is generally adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized capital losses in our consolidated results of operations. Impairment adjustments recorded for the nine months ended September 30, 2020, were $0.5 million. Impairment adjustments recorded for the year ended December 31, 2019, were $0.6 million.

The carrying amount of real estate held for sale was $17.8 million and $169.0 million as of September 30, 2020 and December 31, 2019, respectively. Once we identify a real estate property to be sold and it is probable that it will be sold, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. The valuation allowance did not change for the nine months ended September 30, 2020 or for the year ended December 31, 2019.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country. As of September 30, 2020, our largest equity real estate portfolio concentration was in the Pacific (47%) region of the United States. By property type, our largest concentrations were in Apartments (31)%, Industrial (30%), and Office (28%) as of September 30, 2020.

Other Investments

Our other investments totaled $3,019.7 million as of September 30, 2020, compared to $2,841.7 million as of December 31, 2019. Other investments include interests in unconsolidated entities, which include real estate properties owned jointly with venture partners and operated by the partners; sponsored investment funds; the cash surrender value of company owned life insurance; derivative assets and other investments.

International Investment Operations

Of our invested assets, $7,641.7 million were held by our Principal International segment as of September 30, 2020. The assets are primarily managed by the local Principal International affiliate. Due to the regulatory constraints in each location, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets is fixed maturities. The following table excludes invested assets of the separate accounts.

	September 30, 2020		December 31, 2019
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total

	($ in millions)
Fixed maturities:
Public	$3,796.4	50%	$3,755.5	48%
Private	53.0	1	56.5	2
Equity securities	1,344.8	18	1,398.7	18
Mortgage loans:
Commercial	387.1	5	299.5	4
Residential	384.7	5	407.8	5
Real estate held for sale	0.8	—	0.8	—
Real estate held for investment	0.4	—	0.5	—
Policy loans	18.2	—	20.3	—
Other investments:
Direct financing leases	638.6	8	782.9	10
Investment in unconsolidated operating entities	697.2	9	801.6	10
Derivative assets and other investments	320.5	4	264.0	3
Total invested assets	7,641.7	100%	7,788.1	100%
Cash and cash equivalents	284.0		203.8
Total invested assets and cash	$7,925.7		$7,991.9

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

Guaranteed Minimum Interest Rate Exposure. The following table provides detail on the differences between the interest rates being credited to contractholders as of September 30, 2020, and the respective guaranteed minimum interest rates (“GMIRs”). Account values are broken down by GMIR level within the Retirement and Income Solutions and U.S. Insurance Solutions segments.

	Account values (1)
		Excess of crediting rates over GMIR:
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total

	($ in millions)
Guaranteed minimum interest rate
Retirement and Income Solutions
Up to 1.00%	$772.3	$90.6	$6,716.4	$4,001.4	$2,917.0	$14,497.7
1.01% - 2.00%	165.3	819.5	140.7	440.9	—	1,566.4
2.01% - 3.00%	4,708.8	0.1	—	—	—	4,708.9
3.01% - 4.00%	188.0	—	—	—	—	188.0
Subtotal	5,834.4	910.2	6,857.1	4,442.3	2,917.0	20,961.0

U.S. Insurance Solutions
Up to 1.00%	—	22.9	—	—	—	22.9
1.01% - 2.00%	337.1	—	339.2	434.2	184.4	1,294.9
2.01% - 3.00%	1,023.2	1,341.1	604.9	108.3	0.3	3,077.8
3.01% - 4.00%	1,721.2	32.9	21.1	30.0	3.5	1,808.7
4.01% - 5.00%	50.2	4.2	3.6	1.6	—	59.6
Subtotal	3,131.7	1,401.1	968.8	574.1	188.2	6,263.9

Total	$8,966.1	$2,311.3	$7,825.9	$5,016.4	$3,105.2	$27,224.9
Percentage of total	32.9%	8.5%	28.8%	18.4%	11.4%	100.0%
(1)	Includes only the account values, net of policy loans, for products with GMIRs and discretionary crediting rates.

In addition to the domestic account values shown in the table above, Principal International had $617.5 million and $406.8 million of account values with GMIRs in Hong Kong and Brazil, respectively, as of September 30, 2020. The Brazil amount includes account values from an equity method subsidiary, adjusted to reflect the proportion of the subsidiary’s results reflected in our net income. Our liabilities in Principal International are generally denominated in the functional currency of the location of operation. The pattern of interest rate movements in our international operations will likely differ from the pattern of interest rate movements in the U.S.

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

We estimate a hypothetical 100 basis point immediate, parallel increase in interest rates would reduce the net reported fair value of our financial assets and derivatives by $5,123.0 million as of September 30, 2020, compared to $4,791.2 million as of December 31, 2019. This estimate only reflects the change in fair value for financial assets and derivatives reported at fair value on our consolidated statements of financial position. Assets and liabilities not reported at fair value on our consolidated statements of financial position – including mortgage loans, liabilities relating to insurance contracts, investment contracts, debt and bank deposits – are excluded from this sensitivity analysis. We believe the excluded liability items would economically serve as a partial offset to the net interest rate risk of the financial instruments included in the sensitivity analysis. Separate account assets and liabilities are also excluded from this estimate, as any interest rate risk is borne by the holder of the separate account. For more information on fair value measurements, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Our net estimated potential loss in fair value as of September 30, 2020, increased $331.8 million from December 31, 2019, primarily due to an increase in the balance and duration of fixed maturities, available-for-sale. The increase in the balance of fixed maturities, available-for-sale was primarily driven by a decline in interest rates and net purchase activity. The increase in the duration of fixed maturities, available-for-sale was also driven by a decline in interest rates.

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

We estimate as of September 30, 2020, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency-denominated instruments identified above because we effectively hedge foreign currency-denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2019. However, fluctuations in foreign currency exchange rates do affect the translation of segment pre-tax operating earnings and equity of our international operations into our consolidated financial statements.

For our Principal International segment, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $305.9 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of September 30, 2020, as compared to an estimated $311.4 million, or 10%, reduction as of December 31, 2019. We estimate a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $7.6 million, or 13%, reduction in segment pre-tax operating earnings of our international operations for the three months ended September 30, 2020, as compared to an estimated $12.8 million, or 12%, reduction for the three months ended September 30, 2019. In addition, we estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $28.1 million, or 12%, reduction in segment pre-tax operating earnings of our international operations for the nine months ended September 30, 2020, as compared to an estimated $36.9 million, or 12%, reduction for the nine months ended September 30, 2019.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $128.3 million as of both September 30, 2020 and December 31, 2019. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $627.1 million and $655.7 million as of September 30, 2020 and December 31, 2019, respectively.

With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our Principal International operations had currency swaps with a notional amount of $252.3 million and $243.2 million as of September 30, 2020 and December 31, 2019, respectively. Our Principal International operations also utilized currency forwards with a notional amount of $816.2 million and $855.2 million as of September 30, 2020 and December 31, 2019, respectively.

We use currency forwards to hedge certain net equity investments in our foreign operations, including certain sponsored investment funds. We held currency forwards with a notional amount of $366.3 million and $327.1 million as September 30, 2020 and December 31, 2019, respectively. We also utilized currency options with a notional amount $53.8 million as of December 31, 2019. No such options were utilized as of September 30, 2020.

Equity Risk

Equity risk is the risk we will incur economic losses due to adverse fluctuations in equity markets. As of September 30, 2020 and December 31, 2019, the fair value of our equity securities was $1,862.7 million and $1,879.4 million, respectively. We estimate a 10% decline in the prices of the equity securities would result in a decline in fair value of our equity securities of $186.3 million as of September 30, 2020, as compared to a decline in fair value of our equity securities of $187.9 million as of December 31, 2019.

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

Use of Derivatives to Manage Equity Risk. We economically hedge the fixed deferred annuity and universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product’s profile or selling options to offset existing exposures. We economically hedged the GMWB exposure, which includes interest rate risk and equity risk, using futures, options and interest rate swaps with notional amounts of $406.5 million, $1,209.6 million, and $6,676.6 million, respectively, as of September 30, 2020, and notional amounts of $292.0 million, $1,079.6 million, and $5,003.1 million, respectively, as of December 31, 2019. The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

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

Our Chief Executive Officer, Daniel J. Houston, and our Chief Financial Officer, Deanna D. Strable-Soethout, have reviewed and evaluated our disclosure controls and procedures as of September 30, 2020, and have concluded our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

On July 1, 2019, we completed our acquisition of the Acquired Business. During the quarter ended September 30, 2020, we completed the incorporation of the Acquired Business into our internal control environment. We had no other changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents the amount of our common share purchase activity for the periods indicated.

				Maximum dollar
			Total number of	value of shares
			shares purchased	that may yet be
	Total number of	Average	as part of publicly	purchased under
	shares	price paid	announced	the programs (in
Period	purchased (1)	per share	programs	millions) (2)
January 1, 2020 — January 31, 2020	2,078,273	$55.26	2,075,857	$53.4
February 1, 2020 — February 29, 2020	1,013,055	$55.20	965,166	$—
March 1, 2020 — March 31, 2020	1,349,175	$45.19	1,107,799	$850.3
April 1, 2020 — April 30, 2020	425	$31.38	—	$850.3
May 1, 2020 — May 31, 2020	—	$—	—	$850.3
June 1, 2020 — June 30, 2020	—	$—	—	$850.3
July 1, 2020 — July 31, 2020	—	$—	—	$850.3
August 1, 2020 — August 31, 2020	2,962	$45.22	—	$850.3
September 1, 2020 — September 30, 2020	507	$43.42	—	$850.3
Total	4,444,397		4,148,822
(1)	Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.
(2)	In November 2018, our Board of Directors authorized a share repurchase program of up to $500.0 million of our outstanding common stock, which was completed in February 2020. In February 2020, our Board of Directors authorized a share repurchase program of up to $900.0 million of our outstanding common stock, which has no expiration. We paused our share repurchase program in March 2020. We continue to be in a strong financial position, and we intend to resume repurchases as clarity and stability builds in the macro-environment. This resumption may occur as early as fourth quarter 2020 or first quarter 2021.

Item 6. Exhibits

Incorporated by reference herein
Exhibit Number	Description	Form	File Date
31.1	Certification of Daniel J. Houston
31.2	Certification of Deanna D. Strable-Soethout
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Daniel J. Houston
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Deanna D. Strable-Soethout
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

104	The cover page from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2020 formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: October 29, 2020	By	/s/ Deanna D. Strable-Soethout
Deanna D. Strable-Soethout
Executive Vice President and Chief Financial Officer

Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer