Form 10-K
period 2020-12-31
PRINCIPAL FINANCIAL GROUP INC
filed 2021-02-12
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ⌧

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer “, “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	⌧	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ⌧

As of January 29, 2021, there were outstanding 272,613,683 shares of Common Stock, $0.01 par value per share of the Registrant.

The aggregate market value of the shares of the Registrant's common equity held by non-affiliates of the Registrant was approximately $11.4 billion based on the closing price of $41.54 per share of Common Stock on June 30, 2020.

Documents Incorporated by Reference

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 18, 2021, to be filed by the Registrant with the United States Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2020.

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

PART I

Item 1. Business

Principal Financial Group, Inc. (“PFG”) is a leader in global investment management offering businesses, individuals and institutional clients a wide range of financial products and services, including retirement, asset management and insurance through our diverse family of financial services companies. We had $806.6 billion in assets under management (“AUM”) as of December 31, 2020.

Our global asset management businesses serve a broad range of investors worldwide. We provide long-term investment strategies to institutional, retirement, high net worth and retail clients by offering a range of capabilities including equity, fixed income, real estate and other alternative investments, as well as fund offerings.

In the U.S.,we offer a broad array of retirement and employee benefit solutions and individual insurance solutions to meet the needs of the business owner and their employees. We are a leading provider of defined contribution plans. We are also a leading employee stock ownership plan (“ESOP”) consultant. In addition, we are a leading provider of nonqualified plans, defined benefit plans and pension risk transfer services. We are also one of the largest providers of specialty benefits insurance product solutions. We believe small and medium-sized businesses are an underserved market, offering attractive growth opportunities in the retirement and employee benefit markets.

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

Retirement and Income Solutions Segment

Our asset accumulation activities in the U.S. date back to the 1940s when we first began providing pension plan products and services. We now offer a comprehensive portfolio of products and services for retirement savings and retirement income:

●	To businesses of all sizes, we offer products and services for defined contribution plans, including 401(k) and 403(b) plans; defined benefit plans; nonqualified executive benefit plans; stock services, including ESOPs and equity compensation; and pension risk transfer services;
●	To large institutional clients, we also offer investment only products, including guaranteed investment contracts (“GICs”);
●	To employees of businesses and other individuals, we offer the ability to accumulate savings and provide an income stream for retirement and other purposes through mutual funds, individual annuities and bank products; and
●	Through our recent acquisition of the Institutional Retirement & Trust (“IRT”) business of Wells Fargo Bank, N.A. (“Acquired Business”), we now offer trust and custody services for non-retirement businesses.

We organize our Retirement and Income Solutions operations into two business groupings:

●	Retirement and Income Solutions — Fee: includes full service accumulation, trust services, individual variable annuities and the Acquired Business, including related acquisition and integration expenses; and

●	Retirement and Income Solutions — Spread: includes individual fixed annuities, investment only, pension risk transfer and banking services.

Retirement and Income Solutions — Fee

Full Service Accumulation

We offer a wide variety of investment and administrative products and services for defined contribution plans, including 401(k) and 403(b) plans; defined benefit plans; nonqualified executive benefit plans and stock services, including ESOPs and equity compensation.

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

As of December 31, 2020, excluding the Acquired Business that has not migrated, we provided full service accumulation products to (a) over 39,100 defined contribution plans including $280.3 billion in assets and covering over 6.0 million eligible plan participants, and (b) to over 1,900 defined benefit plans, including $23.3 billion in assets and covering over 344,000 eligible plan participants. As of December 31, 2020, approximately 46% of our full service accumulation account values were managed by our Principal Global Investors segment, 43% were managed entirely by the third party asset managers that were not under contract to sub-advise a PFG product, 4% were sub-advised and 7% represented employer securities.

Markets and Distribution

We offer our full service accumulation products and services to plans, including qualified and nonqualified defined contribution plans and defined benefit plans. These products and services are offered to businesses of all sizes including plans sponsored by small and medium-sized businesses, which we believe remains under-penetrated. We distribute our full service accumulation products and services nationally, primarily through a captive retirement services sales force. As of December 31, 2020, 105 retirement services sales representatives in 40 offices, operating as a wholesale distribution network, maintained relationships with over 12,500 independent advisors, consultants and agents. Retirement services sales representatives are an integral part of the sales process alongside the referring consultant or independent advisor. We compensate retirement services sales representatives through a blend of salary and production-based incentives. We administer, on behalf of the plan, commission or fee payments to independent advisors, consultants and agents.

As of December 31, 2020, we had a staff of over 250 service and education specialists located across the U.S. These specialists play a key role in the ongoing servicing of plans by providing local services to our customers, such as reviewing plan performance, investment options and plan design; communicating the customers' needs and feedback to us and helping employees understand the benefits of their plans. The following summarizes our distribution channels:

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

We believe our approach to full service accumulation plan services distribution, which gives us a local sales and service presence, along with our offering of Principal (R) Total Retirement Solutions differentiates us from many of our competitors. We have also established a number of marketing and distribution relationships to increase the sales of our products and services.

Institutional Retirement & Trust

Acquired July 1, 2019, the IRT business includes defined contribution, defined benefit, nonqualified executive benefit plans, ESOPs, institutional trust and custody and institutional asset advisory businesses. As of December 31, 2020, the IRT business had $685.7 billion in assets under administration and covered over 3,100 total plans and over 2.3 million recordkeeping participants. We, along with Wells Fargo Bank, N.A., have been working together to integrate staff and systems to support the migration of the IRT customers. Migration of the IRT customers began in late 2020 and will continue in 2021. As these plans transition, the retirement assets move out of assets under administration and into account values and AUM, reducing assets under administration and increasing account values and AUM. Until the migration is complete, Wells Fargo Bank, N.A. will continue to service the customer base that has not migrated and operate under a transition services agreement. Once combined we will offer a range of capabilities to meet the needs of a broad array of customer segments with comprehensive retirement, trust and custody and discretionary asset allocation offerings.

Individual Variable Annuities

Individual variable annuities, which are savings vehicles through which the customer makes one or more deposits of varying amounts and intervals, are offered to individuals.

Products

Our individual variable deferred annuities provide customers with the flexibility to allocate their deposits to mutual funds managed by the Principal Global Investors segment or unaffiliated third party asset managers, with variable and guaranteed options. Generally speaking, the customers bear the investment risk for the variable options and have the right to allocate their assets among various separate mutual funds. The value of the annuity fluctuates in accordance with the experience of the mutual funds chosen by the customer. Customers have the option to allocate all or a portion of their account to our guaranteed option, in which case we credit interest at rates we determine, subject to contractual minimums. As of December 31, 2020, 93% of our $10.7 billion in variable annuity account balances was allocated to mutual funds managed by the Principal Global Investors segment and our guaranteed option. The remaining 7% was allocated to mutual funds managed by unaffiliated third party asset managers.

Customers may elect a living benefit guarantee (commonly known in the industry as a guaranteed minimum withdrawal benefit, or “GMWB”). We bear the GMWB investment risk. Our goal is to hedge the GMWB investment risk through the use of sophisticated risk management techniques. As of December 31, 2020, $7.4 billion of the $10.3 billion of variable annuity separate account values had the GMWB rider. Our major source of revenue from individual variable annuities is mortality and expense fees we charge to the customer, generally determined as a percentage of the market value of the assets held in a separate investment sub-account. Account balances of variable annuity contracts with the GMWB rider were invested in separate account investment options as follows:

	December 31, 2020	December 31, 2019

	(in millions)
Balanced funds	$7,131.3	$6,739.5
Equity funds	173.7	179.3
Bond funds	96.9	99.7
Money market funds	6.6	4.6
Specialty funds	0.9	1.0
Total	$7,409.4	$7,024.1
Percent of total variable annuity separate account values	72%	72%

Markets and Distribution

Our target markets for individual variable annuities include owners, executives and employees of small and medium-sized businesses and individuals seeking to accumulate and/or eventually receive distributions of assets for retirement. We market variable annuities to individuals for both qualified and nonqualified retirement savings.

We sell our individual variable annuity products primarily through our affiliated financial representatives, including Principal Connection, who collectively accounted for 93%, 96% and 97% of annuity sales for the years ended December 31, 2020, 2019 and 2018, respectively. The remaining sales were made primarily through unaffiliated broker-dealer firms. Principal Connection is our direct distribution channel for retail financial services products to individuals. Principal Connection's services are available by phone, email or mail.

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

Markets and Distribution

Our target markets for individual fixed annuities include owners, executives and employees of all sizes of businesses and individuals seeking to accumulate and/or eventually receive distributions of assets for retirement. We market fixed annuities to individuals for both qualified and nonqualified retirement savings.

We primarily sell our individual fixed annuity products through unaffiliated distribution channels including banks, brokerage general agencies, mutual fund companies and broker-dealer firms, as a result of focused efforts to increase fixed annuity sales through these channels. The remaining sales were made through our affiliated financial representatives, including Principal Connection.

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

Banking Services

Individual retirement accounts (“IRAs”) are provided by Principal Bank, primarily funded by retirement savings rolled over from qualified retirement plans. Principal Bank is a U.S. federal savings bank that was formed in February 1998. As of December 31, 2020, Principal Bank had nearly 506,000 customers and approximately $4.5 billion in assets. Principal Bank operates under a limited purpose charter and may only accept deposits held in a fiduciary capacity; however, it may not hold demand deposits. It also may not own commercial loans or originate loans.

Products

The IRAs offered by Principal Bank provide Federal Deposit Insurance Corporation (“FDIC”) insured retirement solutions for its customers. The IRAs are held in savings accounts, money market accounts and certificates of deposit. The deposit products provide a relatively stable source of funding and liquidity for Principal Bank and are backed by purchases of investment securities and residential mortgage loans.

Markets and Distribution

Principal Bank offers bank products and services to participants rolling out of qualified retirement plans primarily serviced by affiliates of PFG. Principal Bank services customers by telephone, mail and internet and offers digital advice services through its subsidiary, Principal Advised Services.

Principal Global Investors Segment

Our Principal Global Investors segment manages assets for sophisticated investors around the world using focused investment teams that provide diverse investment capabilities including equity, fixed income, real estate and other alternative investments. We also have experience in asset allocation, stable value management and other structured investment strategies. We focus on providing services to our other segments in addition to our retail mutual fund and third party institutional clients. We maintain offices in Australia, Brazil, China, France, Germany, Hong Kong, Ireland, Italy, Japan, Luxembourg, the Netherlands, Portugal, Singapore, Spain, Sweden, Switzerland, the United Arab Emirates, the United Kingdom and the United States.

We deliver our products and services through our network of focused investment teams including Principal Global Equities; Principal Global Fixed Income (including Finisterre emerging market debt teams); Aligned Investors; Principal Real Estate Investors, LLC; Principal Real Estate Europe Limited; Spectrum Asset Management, Inc.; Post Advisory Group, LLC; Columbus Circle Investors; Edge Asset Management; Claritas Administração de Recursos Ltda. (“Claritas”); Origin Asset Management LLP and Principal Global Asset Allocation. The Principal Global Investors focused investment teams managed $502.1 billion in assets as of December 31, 2020.

We have been providing mutual funds to customers since 1969. We offer mutual funds to individuals, businesses and institutional investors for use within variable life contracts, variable annuity contracts and employer-sponsored pension plans; as a rollover investment option and for general investment purposes. We plan to grow into a top advisor-sold mutual fund company with a sales force focused on multiple channels. As of December 31, 2020, as reported by Morningstar, we ranked 19th in terms of U.S. mutual fund AUM and 30th in terms of exchange traded fund AUM.

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

Equity Investments. As of December 31, 2020, Principal Global Equities, Aligned Investors and Principal Real Estate Investors, LLC along with Columbus Circle Investors, Edge Asset Management, Origin Asset Management LLP and Claritas managed $209.4 billion in global equity assets. Our equity capabilities encompass large-cap stocks, mid-cap stocks, small-cap stocks and real estate investment trusts in developed and emerging markets worldwide.

Fixed Income Investments.  As of December 31, 2020, Principal Global Fixed Income and Principal Real Estate Investors, LLC along with Spectrum Asset Management, Inc. and Post Advisory Group, LLC managed $226.0 billion in global fixed income assets. Collectively, our experience in fixed income management spans multiple economic and credit market cycles and encompasses all major fixed income security types and sectors, including commercial mortgage-backed securities (“CMBS”). Our research and risk management capabilities in worldwide debt markets provide a strong foundation for broadly diversified "multi-sector" portfolios, tailored to specific client objectives.

Real Estate and Other Alternative Investments.  We offer products and services through other alternative asset classes including managing private real estate equity through Principal Real Estate Investors, LLC and Principal Real Estate Europe Limited; managing commercial mortgages and bridge/mezzanine loans through Principal Real Estate Investors, LLC and managing real estate and timber investments through Claritas. As of December 31, 2020, we managed $62.2 billion in alternative asset classes.

Principal Global Asset Allocation. Principal Global Asset Allocation is a specialized asset allocation investment team offering multi-asset and/or multi-manager portfolio construction services that aim to deliver reliable, risk-adjusted investment outcomes to individual investors, institutional investors and participants in employer-sponsored plans.

Products and Services

Products offered by the Principal Global Investors segment include individually managed accounts, separately managed accounts for high net worth individuals and several fund platforms for retail and institutional investors, as described below.

Principal Funds, Inc.  PFI is a series mutual fund that offers investment options for defined contribution plans, individuals, institutional investors, adviser fee-based programs and other retirement plan clients. We report the results for this fund in the Retirement and Income Solutions segment or Principal Global Investors segment based on the distribution channel associated with the AUM.

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

Other Principal Global Investors Funds. Principal Global Investors maintains various fund platforms including Qualifying Investor Alternative Investment Fund and Undertaking for Collective Investment in Transferable Securities (“UCITS”) funds domiciled in Dublin, collective investment trusts, exchange traded funds and other focused investment team sponsored funds. These funds are generally managed by our focused investment teams.

Markets and Distribution

Our products and services are distributed through various channels to reach and meet the needs of a broad investor base. We distribute our services through institutional and retail sales representatives, relationship management and client service professionals who work with consultants and directly with investors to acquire and retain institutional clients, retail clients and other investors.  We also maintain relationships with independent broker-dealers to distribute our products and services, maintaining relationships with over 84,000 independent brokers, consultants and agents. As of December 31, 2020, Principal Global Investors and its focused investment teams had over 740 third party institutional clients in 40 countries with $109.2 billion of AUM.

Principal International Segment

Our Principal International segment has operations in Latin America and Asia. We focus on locations with growing middle classes, favorable demographics and increasing long-term savings, ideally with defined contribution retirement markets. We entered these locations through acquisitions, start-up operations and joint ventures.

The activities of our Principal International segment reflect our efforts to provide long-term savings and retirement solutions to individuals in the ten locations in which we operate. We offer pension accumulation products and services, mutual funds, asset management, income annuities and life insurance accumulation products.

Markets, Products and Distribution

Latin America

Brazil.  We offer pension accumulation and income annuity products through a co-managed joint venture, Brasilprev Seguros e Previdencia S.A. (“Brasilprev”). We owned 25.005% of the economic interest and 50.01% of the voting shares as of December 31, 2020. The partner is Banco do Brasil (“Banco”), which had 4,370 Brazilian branches as of September 30, 2020.

Brasilprev has the exclusive distribution rights of its pension accumulation and income annuity products through the Banco network until October 2032. Our joint venture provides products for the retirement needs of individuals and employers. Banco's employees sell these products directly to individual clients through its bank branches. In addition, our joint venture reaches corporate clients through two wholesale distribution channels: (1) a network of independent brokers who sell to the public and (2) Banco's corporate account executives who sell to existing and prospective corporate clients. As of December 31, 2020, Brasilprev had $61.0 billion of AUM.

We also distribute pension and other protection products through a digital insurance brokerage company, Ciclic Corretora de Seguros S.A (“Ciclic”). Our partner is BB Corretora De Seguros e Administradora De Bens S.A. (a subsidiary of Banco). We owned 25.005% of the economic and 50.01% of the voting shares of Ciclic as of December 31, 2020.

Chile.  We offer a complete array of pension accumulation and income annuity products. We also offer mutual fund, asset management services and life insurance accumulation products. Our subsidiaries in Chile had $49.1 billion of AUM as of December 31, 2020.

We offer mandatory employee-funded pension and voluntary savings plans through Administradora de Fondos de Pensiones Cuprum S.A. (“Cuprum”). We owned 97.97% of Cuprum as of December 31, 2020, and the rest is publicly floated. Cuprum’s products are sold through digital means and via a proprietary sales network of approximately 1,000 sales employees as of December 31, 2020.

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

Mexico.  We offer pension accumulation, mutual funds and asset management services through our wholly owned companies with $17.0 billion of AUM as of December 31, 2020.

We offer mandatory pension plans through Principal Afore, S.A. de C.V., Principal Grupo Financiero. We manage and administer individual retirement accounts under the mandatory privatized social security system for all employees in Mexico. As of December 31, 2020, we had approximately 2.6 million individual retirement accounts. We distribute products and services through a proprietary sales force of approximately 1,100 sales representatives as of December 31, 2020, as well as independent brokers who sell directly to individuals.

We offer mutual funds and asset management services through Principal Fondos de Inversión, S.A. de C.V., Operadora de Fondos de Inversión, Principal Grupo Financiero. We distribute products and services through a sales force of approximately 60 employees as of December 31, 2020, and through distribution agreements with other financial entities. We offer both domestic and international products, typically sold directly to clients.

Asia

China. We offer mutual funds and asset management services to individuals and institutions through a joint venture, CCB Principal Asset Management Co., Ltd. (“CCB PAM”). We owned 25% of CCB PAM as of December 31, 2020. China Construction Bank (“CCB”) is the majority partner with 65% ownership. CCB PAM distributes its mutual funds through CCB and third-party distributors such as banks, securities brokers and e-channels. CCB provides widespread distribution support for the joint venture via its extensive network of approximately 15,000 bank branches as of December 31, 2019, and brand awareness activities. Although not included in our reported AUM, the joint venture had $118.4 billion of AUM as of December 31, 2020.

Hong Kong Special Administrative Region.We offer both pension saving and mutual fund products to corporate and individual clients through wholly owned companies with $13.6 billion in AUM as of December 31, 2020.

We offer two types of pension saving schemes, Mandatory Provident Fund and Occupational Retirement Schemes Ordinance, which we distribute through third party intermediaries such as insurance companies, independent financial advisors, brokers and employee benefit consultants. Our most significant partnership is with AXA Hong Kong with whom we have a 15-year distribution partnership through 2030. We serviced approximately 630,000 accounts as of December 31, 2020. To help Hong Kong customers save for retirement beyond the mandatory pension schemes, Principal also offers mutual funds to retail customers through third party intermediaries, the most significant being banks.

India. We offer mutual funds and asset management services to both retail and corporate customers through Principal Asset Management Private Limited. Mutual funds are sold through independent distributors, including banks, and directly through proprietary sales offices. Digital platforms are being developed to enhance customer experience. Principal Retirement Advisors Private Limited focuses on long-term and retirement investments. As of December 31, 2020, our subsidiaries in India had $1.0 billion of AUM.

On January 28, 2021, we signed an agreement of our intention to sell our Principal International India investment and retirement operations, including Principal Asset Management Private Limited, Principal Trustee Company Private Limited and Principal Retirement Advisors Private Limited to Sundaram Mutual, pending regulatory approval.

Southeast Asia. We offer mutual funds, asset management services and retirement solutions through our joint ventures in Malaysia, Principal Asset Management Berhad (“PAM”) and Principal Islamic Asset Management Sdn. Bhd. (“PIAM”). The partner is CIMB Group (“CIMB”), a leading ASEAN universal bank that has strong presence in the region. The joint ventures had $23.3 billion of AUM as of December 31, 2020.

PAM offers conventional and Islamic mutual funds, retirement solutions through the branches of CIMB (over 700 bank branches throughout ASEAN and beyond) and through its agency sales force of over 2,400 agents selling to retail customers as of December 31, 2020. PAM also distributes its mutual funds and retirement solutions through third party institutions including banks, security houses and digital platforms such as digital wallet and online marketplaces. PAM has subsidiaries in Singapore (Principal Asset Management (S) Pte. Ltd.), Indonesia (PT Principal Asset Management) and Thailand (Principal Asset Management Company Limited).

PIAM offers Islamic asset management services to clients across Southeast Asia and the Middle East. PIAM also offers Islamic mutual funds in Southeast Asia, the Middle East and Europe via Principal Global Investors’ UCITS platform in Dublin.

U.S. Insurance Solutions Segment

Our U.S. Insurance Solutions segment activities date back to 1879 when we first began selling individual life insurance products. We expanded our offering to include group insurance products in the 1940s and have continued to expand our product portfolio over time. We help businesses and individuals by offering solutions that grow and protect their assets:

●	To small and medium-sized businesses, we offer employer paid and voluntary group benefits, multi-life individual disability insurance and solutions to protect the business and personal insurance needs of owners and executives.
●	To individuals, we offer individual life and individual disability insurance solutions.

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

Products and Services

Group Dental and Vision Insurance.  Our plans provide partial reimbursement for dental and vision expenses. As of December 31, 2020, we had over 84,000 group dental and vision insurance policies in force covering over 2.1 million employees. According to Life Insurance and Market Research Association (“LIMRA”), we were the 4th largest group dental insurer in terms of number of contracts/employer groups in force in 2019. In addition to indemnity and preferred provider organization dental offered on both an employer paid and voluntary basis, we offer a prepaid dental plan in Arizona through our Employers Dental Services, Inc. subsidiary. We also offer a discount dental product nationally. Our indemnity vision and our managed care vision products are offered on both an employer paid and voluntary basis.

Group Life and Other Insurance.  Our group life insurance provides coverage to employees and their dependents for a specified period. As of December 31, 2020, we had over 75,000 group policies providing nearly $149.0 billion of group life insurance in force to approximately 2.5 million employee lives. According to LIMRA, in 2019 we were ranked 1st in the U.S. in terms of the number of group life insurance contracts in force. We currently sell traditional group life insurance that does not provide for accumulation of cash values on both an employer paid and voluntary basis. Our group life insurance business remains focused on the traditional, annually renewable term product. Group term life and group universal life accounted for 99% and 1%, respectively, of our total group life insurance in force as of December 31, 2020. We no longer market group universal life insurance to new employer groups.

Group Disability Insurance.  Our group disability insurance provides a benefit to insured employees who become disabled. In most instances, this benefit is in the form of a monthly income. Our group disability products include both short-term and long-term disability, offered on both an employer paid and voluntary basis. As of December 31, 2020, long-term disability represented 60% of total group disability premium, while short-term disability represented 40% of total group disability premium. We also provide disability management services, called rehabilitation services, to assist individuals in returning to work as quickly as possible following disability. We work with disability claimants to improve the approval rate of Social Security benefits, thereby reducing payment of benefits by the amount of Social Security payments received. As of December 31, 2020, we served approximately 1.9 million employee lives through over 54,000 contracts. According to LIMRA, our group short-term disability business was ranked 4th and our group long-term disability business was ranked 3rd in the U.S. as of December 31, 2019, in terms of number of contracts/employer groups in force. We also offer voluntary critical illness insurance, which provides a lump-sum cash benefit to pay for additional expenses associated with the five most common critical illnesses, and voluntary accident insurance, which pays a lump sum when covered injuries occur because of an accident.

Individual Disability Insurance.  Individual disability insurance has been sold since the early 1950s. Our individual disability insurance products provide income protection to the insured member and/or business in the event of disability. In most instances, this benefit is in the form of a monthly income. In addition to income replacement, we offer products to pay business-related costs such as overhead expenses for a disabled business owner, buy-out costs for business owners purchasing a disabled owner’s interest in the business, expenditures for replacement of a key person and business loan payments. We also offer a product to protect retirement savings in the event of disability. As of December 31, 2020, we served approximately 210,000 individual disability policyholders. According to LIMRA, our individual disability business was ranked 4th in the U.S. in terms of premium in force in the non-cancellable segment of the market and 4th overall, as of December 31, 2019.

Fee-for-Service.  We offer administration of group dental, disability and vision benefits on a fee-for-service basis.

Individual Life Insurance

We specialize in providing solutions for small to medium-sized businesses to protect against risk and loss, assist with succession planning and wealth transfer and to build and protect wealth for retirement. We also provide solutions to meet the personal needs of business owners, executives, key employees and affluent individuals. Our U.S. operations administered approximately 712,000 individual life insurance policies with over $476.0 billion of individual life insurance in force as of December 31, 2020.

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

Interest Sensitive.  We offer universal life, variable universal life and indexed universal life insurance products. These products offer the policyholder the option of adjusting both the premium and the death benefit amounts of the insurance contract. Universal life insurance typically includes a cash value account that accumulates at a credited interest rate based on the investment returns of the block of business. Variable universal life insurance is credited with the investment returns of the various investment options selected by the policyholder. Indexed universal life is credited with investment returns tied to an external index, subject to a contractual minimum and maximum. For the year ended December 31, 2020, interest sensitive products represented 20% of individual life insurance in force and generated 54% of individual life insurance annualized first year premium sales.

After a deduction for policy level expenses, we credit net deposits to an account maintained for the policyholder. For universal life contracts, the entire account balance is invested in the general account. Interest is credited to the policyholder's account based on the earnings on general account investments, subject to contractual minimums. For variable universal life contracts, the policyholder may allocate the account balance among our general account and a variety of mutual funds underlying the contract. Interest is credited on amounts allocated to the general account in the same manner as for universal life. Net investment performance on mutual funds is allocated directly to the policyholder accounts; the policyholder bears the investment risk. For indexed universal life, the policyholder may allocate the account balance among our general account and two index accounts. Interest is credited on amounts allocated to the general account in the same manner as for universal life. Net investment performance on the index accounts is allocated directly to the policyholder accounts, subject to the contractual minimum and maximum. Some of our interest sensitive contracts contain what are commonly referred to as “secondary” or “no-lapse” guarantee provisions. These no-lapse guarantees keep the contract in force, even if the policyholder's account balance is insufficient to cover all of the contract charges, provided that the policyholder has continually paid a specified minimum premium. Starting in January 2021, we no longer market universal life insurance with lifetime secondary guarantee provisions.

Traditional Life Insurance.  Traditional life insurance includes term, whole and adjustable life insurance products. Term insurance products provide a guaranteed death benefit for a specified period of time in return for the payment of a fixed premium. Term life insurance products represented 46% of our individual life insurance annualized first year premium sales for the year ended December 31, 2020, and 77% of individual life insurance in force as of December 31, 2020. Whole life policies provide a guaranteed death benefit and a cash surrender value in return for payment of fixed premiums. Adjustable life insurance products provide a guaranteed benefit in return for the payment of a fixed premium while allowing the policyholder to set the coverage period, premium and face amount combination.

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

As of December 31, 2020, we had 138 sales representatives and 157 service representatives in 26 local markets. Our sales representatives accounted for 99% of our group insurance sales for the year ended December 31, 2020. The service representatives play a key role in servicing the case by providing local, responsive services to our customers and their brokers, such as renewing contracts, revising plans, solving administrative issues and communicating the customers’ needs and feedback to us.

We sell our individual life and individual disability insurance products in all 50 states and the District of Columbia, primarily targeting owners, executives and key employees of small and medium-sized businesses. Small and medium-sized business sales represented 50% of individual life sales and 67% of individual disability sales for the year ended December 31, 2020. Much of our life insurance sales efforts focus on the Business Owner and Executive Solutions market. This strategy offers solutions to address business owner financial challenges such as exiting the business, business transition, retaining key employees and retirement planning. Key employees also have needs to supplement retirement income, survivor income and business protection. We believe the Business Owner and Executive Solutions segment offers growth opportunities and we will continue to develop strategies to capitalize on this expanding market.

We distribute our individual life and individual disability insurance products through our affiliated financial representatives and independent brokers, as well as other marketing and distribution alliances. Affiliated financial representatives were responsible for 10% of individual life insurance sales based on first year annualized premium and 8% of individual disability sales for the year ended December 31, 2020. We had 1,122 affiliated financial representatives in 26 offices as of December 31, 2020. Although they are independent contractors, we have a close tie with affiliated financial representatives and we offer them benefits, training and access to tools and expertise. To meet the needs of the various marketing channels, particularly the independent brokers, we employ wholesale distributors — Regional Vice Presidents for individual life and Regional Vice Presidents for individual disability. A key differentiator in the nonqualified executive benefit sale is our Regional Vice Presidents-Nonqualified Plans, who are not only wholesalers but also consultants and subject-matter experts providing point-of-sale support in closing cases.

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

Principal Life and Principal National Life Insurance Company (“PNLIC”) have been assigned the following insurer financial strength ratings:

Rating Agency	Financial Strength Rating	Rating Structure
A.M. Best Company, Inc.	A+ (“Superior”) with a stable outlook	Second highest of 13 rating levels
Fitch Ratings Ltd.	AA− (“Very Strong”) with a negative outlook	Fourth highest of 19 rating levels
Moody’s Investors Service	A1 (“Good”) with a positive outlook	Fifth highest of 21 rating levels
S&P Global Ratings	A+ (“Strong”) with a negative outlook	Fifth highest of 20 rating levels

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

U.S. Insurance Laws and Regulations

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

In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners (“NAIC”) has established risk-based capital (“RBC”) standards. The standards require life insurers to submit a report to state regulators on an annual basis regarding their RBC based upon categories of risk including the following: asset risk, insurance risk, interest rate risk and business and operational risk. As of December 31, 2020, the statutory surplus of each of our U.S. life insurance companies exceeded the minimum RBC requirements.

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

Employee Retirement Income Security Act

As we provide products and services for U.S. and Puerto Rico employee benefit plans, we are subject to regulation under the Employee Retirement Income Security Act (“ERISA”). ERISA provisions include reporting and disclosure requirements and standards of conduct.

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

The business units and functional areas are responsible for identifying, assessing, monitoring, reporting and managing their own risks. Chief Risk Officers embedded within each business unit or risk professionals in functional areas help align risk management practice with the strategies of the unit as well as with enterprise-wide objectives. The enterprise Chief Risk Officer and supporting staff are separate from the business units and provide objective oversight, framework enablement and aggregated risk analysis. Internal Audit provides independent and timely assurance around the effectiveness of governance, risk management and controls that mitigate current and evolving risks. The Chief Internal Auditor reports functionally to the Audit Committee and administratively to the Chief Risk Officer. Internal Audit's responsibilities are independently performed under the oversight of the audit committees of PFG and its member companies.

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

Human Capital

As of December 31, 2020, we employed approximately 17,400 people across the globe. Our employees work from many locations and across multiple business units and are united by a common purpose: to foster a world in which financial security is accessible to all. We start by listening to our customers to understand their needs, goals and barriers. From there, we leverage our deep global expertise to provide the guidance, products and experiences that create opportunities for more people to save, invest and protect their financial futures. Our purpose inspires our approach to attracting, retaining and developing our workforce.

We encourage employee growth and development in a variety of ways, including through experiential learning, relationships with colleagues, formal programming and just-in-time resources. New in 2020, we began offering a global mentoring program, connecting colleagues from across the world to strengthen inclusive capabilities, transfer institutional knowledge and build relationships. We also began offering employees the opportunity to apply for short-term growth assignments through which participants diversify their skill sets. Additional, targeted development opportunities exist for leaders and employees identified as high potential talent.

We recognize that a culture of inclusion makes us stronger. To that end, we strive to provide a work environment in which every employee feels welcomed, respected and has an opportunity to thrive. In 2020 we offered unconscious bias training to leaders across the globe, enabling them to make more informed, effective and confident decisions.

Our employees routinely report that the culture of our workforce is highly collaborative in nature. In 2020, we were included by Forbes in its lists of Best Employers for Women (July 2020) and Best Employers for Diversity (January 2020). We also earned a perfect score on the Human Rights Campaign Foundation’s 2020 Corporate Equality Index (January 2020) and Disability:IN Disability Equality Index (July 2020). At the same time, we know we can do better; as such, we continuously strive for greater equity in our human capital processes and track our progress, including through a diversity index that is one of twelve equally weighted measures included in our corporate balanced scorecard. The measures included on our corporate balanced scorecard are the most critical in understanding company-wide performance and informing business decisions.

We are proud of our track record when it comes to retaining employees. As of December 31, 2020, the average tenure of our U.S. employees was 13.6 years and our U.S. employee turnover rate was 7.6%. Retention strategies are woven into all our compensation and retirement programs. The programs for the broader employee population include our Employee Stock Purchase Plan, our annual incentive program and, for employees outside our asset management business, a cash balance defined benefit retirement plan. For select employees, we offer our Long-Term Incentive Plan, which is an equity-based compensation plan. In addition to providing competitive total rewards, leadership at all levels of the organization actively listen to employees to track engagement and any meaningful changes in sentiment. In 2020, employee engagement, as measured by an annual survey, increased over 2019 despite the challenge of managing human capital during a global pandemic.

Due to the novel coronavirus (“COVID-19”) pandemic most of our employees worked remotely beginning mid-March 2020. For essential workers and the small number of other employees who continued to work on site, we implemented safety protocols to mitigate risk. We continued to pay employees who missed work for COVID-19-related reasons and avoided role reductions as a direct result of COVID-19. In addition, we expanded the scope of our Employee Assistance Program and regularly provided wellness resources to employees.

As of December 31, 2020, about 55% of our global employee workforce was comprised of women and 45% was comprised of men. Approximately 10,500 of our employees worked in the U.S. The ethnicity of our U.S. employee workforce was as follows: approximately 88% White, 4% Latino, 4% Asian, 3% Black and 1% Other. Our 12-person Executive Management Group (“EMG”) was comprised of 5 women and 7 men. The ethnicity of the EMG was 92% White and 8% Latino. Of the independent Directors on our Board of Directors, 5 were women and 6 were men. Their ethnicity was 73% White, 18% Black and 9% Latino.

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

Summary of Risk Factors

This section provides a summary of the risks that may impact our performance in the future. For details of our various risk factors and their impacts, see “Risk Factors Discussion.”

Our risk factors are organized into the following categories: 1) Risks relating to economic conditions, market conditions and investments, 2) Risks relating to estimates, assumptions and valuations, 3) Risks relating to laws, regulations and taxation, 4) Risks relating to our business and 5) General risks.

Risks relating to economic conditions, market conditions and investments

In general, economic and market conditions can cause variability in the following factors: demand for our products and services, short-term and long-term interest rates, equity returns, credit spreads, liquidity of investments, level of premiums and deposits, level of delinquencies and defaults, level of claims, level of surrenders and withdrawals and foreign exchange rates. The net effect of this variability can include reductions in business volumes or AUM, reductions in revenues, additional operating expenses, reductions or volatility in net income, inability to meet liquidity needs, inability to access capital and increased cost of capital.

Risks relating to estimates, assumptions and valuations

We use financial models to price our products, calculate reserves and other actuarial balances, value our investments and determine the amount of allowances or impairments taken on our investments. These models include the use of methodologies, assumptions and estimates. If actual experience is different than our models, our financial results could be impacted. This could impact the timing of our net income or adversely affect our results of operations and financial condition.

Risks relating to laws, regulations and taxation

Many different regulatory bodies govern our company. We are required to comply with federal securities laws, insurance regulations, employee benefit plan regulations, financial services regulations, U.S. and international tax regulations, and cybersecurity and privacy regulations. Complying with the various regulations can increase our cost of doing business. We could also face potential fines or reputational risk if we do not comply. In addition, changes in tax laws can reduce sales of certain tax-advantaged products or increase our operating expenses. Changes in accounting standards may adversely impact reported results of operations and financial condition. Litigation and tax audits can increase costs and create adverse publicity for us.

Risks relating to our business

Business risks include risks associated with competition, products, external business partner relationships, acquisitions and the COVID-19 pandemic. In general, the risks related to our business can cause variability in the following factors: demand for our products and services, level of premiums and deposits, level of claims and level of surrenders and withdrawals. The net effect of this variability can include reductions in business volumes, disruptions in business operations, reductions in revenues, increased claims or operating expenses, reduced economic activity, reductions or volatility in net income or adverse effects on our results of operations and financial condition.

General risks

These risks are of a general nature and include the risk of pandemic, terrorist attack, military action or other catastrophes; the risk of global climate change; the risk of technological and societal changes; reputational risk; intellectual property risk; risks associated with attracting, developing and retaining qualified employees; the risk of interruptions in information technology, infrastructure or other systems; loss of key vendor relationships and risks associated with our enterprise risk management framework. General risks can result in reductions in business volumes, reductions in revenues, additional operating expenses, reductions or volatility in net income, or adverse effects on our results of operations and financial condition.

Risk Factors Discussion

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

We maintain a level of cash and securities which, combined with expected cash inflows from investments and operations, is believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations. However, withdrawal and surrender levels may differ from anticipated levels for a variety of reasons, such as changes in economic conditions or changes in our claims paying ability and financial strength ratings. For additional information regarding our exposure to interest rate risk and the impact of a downgrade in our financial strength ratings, see “—Changes in interest rates or credit spreads or a sustained low interest rate environment may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period to period” and “—A downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales, terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition.” In addition, mark-to-market adjustments on our investments and derivative instruments may lead to fluctuations in our reported capital. Volatility, uncertainty or disruptions in the capital or credit markets may result in the need for additional capital to maintain a targeted level of U.S. statutory capital relative to the NAIC’s RBC requirements. In the event our current internal sources of liquidity do not satisfy our needs, we may have to seek additional financing and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as customers’ or lenders’ perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us.

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

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. Continued adverse economic conditions may result in a decline in our AUM and revenues and erosion of our profit margins. In addition, in the event of extreme prolonged market events and economic downturns, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

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

Interest rates remain low relative to historical levels. During periods of declining interest rates or sustained low interest rates, the interest rates we earn on our assets may be lower than the rates assumed in pricing our products, thereby reducing our profitability. For some of our products, such as GICs and funding agreements, we are unable to lower the rate we credit to customers in response to the lower return we will earn on our investments. In addition, guaranteed minimum interest rates on our life insurance and annuity products may constrain our ability to lower the rate we credit to customers. Declining interest rates may also lead to a reduction in revenues related to our trust and custody business. If interest rates remain low over a sustained period of time, this may result in increases in our reserves and true-ups or unlocking of our deferred acquisition cost (“DAC”) asset and other actuarial balances. During periods of declining interest rates, borrowers may prepay or redeem mortgages and bonds that we own, which would force us to reinvest the proceeds at lower interest rates. Furthermore, declining interest rates may reduce the rate of policyholder surrenders and withdrawals on our life insurance and annuity products, thus increasing the duration of the liabilities and creating asset and liability duration mismatches. Low interest rates may also increase the cost of hedging our GMWB rider. Declining interest rates or a sustained low interest rate environment may also result in changes to the discount rate used for valuing our pension, and other postretirement employee benefit (“OPEB”) obligations, which could negatively impact our results of operations and financial condition. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates and a prolonged period of low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.

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

We are subject to the risk that the issuers of the fixed maturities we own will default on principal and interest payments. As of December 31, 2020, our U.S. investment operations held $75.0 billion of fixed maturities, or 77% of total U.S. invested assets, of which approximately 6% were below investment grade and $104.3 million, or 0.14% of our total fixed maturities that were classified as either “problem,” “potential problem” or “restructured.” See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — Fixed Maturities.”

As of December 31, 2020, the international investment operations of our fully consolidated subsidiaries held $4.2 billion of fixed maturities, or 50%, of total international invested assets, of which 6% are government bonds. Some non-government bonds have been rated on the basis of the issuer’s country credit rating. However, the ratings relationship between national ratings and global ratings is not linear with the U.S. The starting point for national ratings differs by country, which makes the assessment of credit quality more difficult. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — International Investment Operations.” An increase in defaults on our fixed maturities portfolio could harm our financial strength and reduce our profitability.

An increased rate of delinquency and defaults on our commercial mortgage loans, including balloon maturities with and without amortizing payments, may adversely affect our profitability.

Our commercial mortgage loan portfolio faces both delinquency and default risk. Commercial mortgage loans of $15.4 billion represented 14% of our total invested assets as of December 31, 2020. As of December 31, 2020, there were no loans in the process of foreclosure in our commercial mortgage loan portfolio. The performance of our commercial mortgage loan investments, however, may fluctuate in the future. An increase in the delinquency rate of, and defaults under, our commercial mortgage loan portfolio could harm our financial strength and decrease our profitability.

As of December 31, 2020, approximately $12.5 billion, or 83%, of our U.S. investment operations commercial mortgage loans before valuation allowance had balloon payment maturities. A balloon maturity is a loan with all or a meaningful portion of the loan amount due at the maturity of the loan. The default rate on commercial mortgage loans with balloon payment maturities has historically been higher than for commercial mortgage loans with a fully amortizing loan structure. Since a significant portion of the principal is repaid at maturity, the amount of loss on a default is generally greater than fully amortizing commercial mortgage loans. An increase in defaults on balloon maturity loans as a result of the foregoing factors could harm our financial strength and decrease our profitability.

Mark-to-market adjustments on equity securities, trading securities, derivative instruments and certain equity method investments may reduce our profitability or cause volatility in our net income.

Our investment portfolio includes equity securities, trading securities, derivative instruments and certain equity method investments that are reported at fair value on the consolidated statements of financial position with changes in fair value reported in net income. Mark-to-market adjustments on these investments may reduce our profitability or cause our net income to vary from period to period. We anticipate that acquisition and investment activities may increase the number and magnitude of these investments in the future.

We may have difficulty selling our privately placed fixed maturities, mortgage loans and real estate investments because they are less liquid than our publicly traded fixed maturities.

We hold certain investments that may be less liquid than our publicly traded fixed maturities, such as privately placed fixed maturities, mortgage loans and real estate investments. These asset classes represented approximately 44% of the value of our invested assets as of December 31, 2020.

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

Many of our derivative transactions with financial and other institutions specify the circumstances under which the parties are required to post collateral. We are also required to post collateral in connection with funding agreements with the FHLB Des Moines, a reinsurance agreement, and various other transactions. The amount of collateral we may be required to post under these agreements may increase under certain circumstances, which could adversely affect our liquidity. In addition, under the terms of some of our transactions we may be required to make payment to our counterparties related to any decline in the market value of the specified assets. Such payments could have an adverse effect on our liquidity. Furthermore, with respect to any such payments, we will have unsecured risk to the counterparty as these amounts are not required to be segregated from the counterparty’s other funds, are not held in a third party custodial account and are not required to be paid to us by the counterparty until the termination of the transaction.

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

Commercial mortgage lending in the state of California accounted for 22%, or $3.3 billion, of our U.S. investment operations commercial mortgage loan portfolio before valuation allowance as of December 31, 2020. Due to this concentration of commercial mortgage loans in California, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to catastrophes, including but not limited to earthquakes, that may affect the region. While we generally do not require earthquake insurance for properties on which we make commercial mortgage loans, we do take into account property specific engineering reports, construction type and geographical concentration by fault lines in our investment underwriting guidelines. If economic conditions in California deteriorate or catastrophes occur, we may in the future experience delinquencies or defaults on the portion of our commercial mortgage loan portfolio located in California, which may harm our financial strength and reduce our profitability.

Gross unrealized losses may be realized or result in future credit losses, resulting in a reduction in our net income.

Fixed maturities that are classified as available-for-sale (“AFS”) are reported on the consolidated statements of financial position at fair value. Unrealized gains or losses on AFS securities, excluding those in fair value hedging relationships, are recognized as a component of accumulated other comprehensive income (“AOCI”) and are, therefore, excluded from net income. Our U.S. investment operations had gross unrealized losses on fixed maturities of $177.2 million pre-tax as of December 31, 2020, and the component of gross unrealized losses for securities trading down 20% or more for over six months was $14.9 million pre-tax. The accumulated change in fair value of the AFS securities is recognized in net income when the gain or loss is realized upon the sale of the asset or in the event that the decline in fair value requires an allowance for credit loss. Realized losses or credit losses may have a material adverse impact on our net income in a particular quarterly or annual period.

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

Additionally, our management considers a wide range of factors about the instrument issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the instrument and in assessing the prospects for recovery. Inherent in management’s evaluation of the instrument are assumptions and estimates about the operations of the issuer and its future earnings potential. For further information regarding our impairment and allowance methodologies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations” under the captions “Fixed Maturities” and “Mortgage Loans” and Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Valuation and Allowance for Credit Loss of Fixed Income Investments.”

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

Risks relating to laws, regulations and taxation

Changes in laws or regulations may reduce our profitability or impact how we do business.

Our businesses are subject to comprehensive regulation and supervision throughout the U.S. and in the international markets in which we operate. We are also impacted by federal legislation and administrative policies in areas such as securities laws, employee benefit plan regulations, financial services regulations, U.S. federal taxation and international taxation. Changes in laws or regulations or the interpretation thereof could significantly increase our compliance costs and reduce our profitability. Failure to comply with applicable regulations may expose us to significant penalties, the suspension or revocation of licenses to conduct business and reputational damage.

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

The NAIC continues to implement a principle-based reserving (“PBR”) approach to valuation of life insurance and annuities. In recent years, the PBR framework has been implemented for life insurance and variable annuities. Regulators plan to implement PBR for non-variable annuities in the next few years. The ultimate financial impact of these changes is uncertain, but they could result in more volatile and less predictable reserve and capital levels for these products.

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

The NAIC is pursuing a variety of reforms to its RBC framework, which could increase our capital requirements for our U.S. insurance businesses. A new longevity risk charge is being considered for adoption in 2021. This could increase capital requirements for payout annuity business with life-contingent payments. Changes to credit risk charges for bonds and real estate are also being considered for 2021 and the net impact of those changes could increase our capital requirements.

In 2020, the NAIC created a special committee on “Race and Insurance” to investigate how regulators and industry can increase diversity and inclusion, whether current practices exist that might disadvantage minorities and how to address any such practices. We expect further NAIC discussion during 2021 and potentially limited state-by-state activity depending on the pace of any NAIC progress, most likely focused on insurer underwriting practices.

The NAIC is in the process of finalizing the development of a group capital calculation. This calculation is not intended to be a regulatory capital requirement, but it will be used by regulators in their supervisory process and could create an additional data point for regulators to consider in evaluating our capital position.

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

The International Association of Insurance Supervisors adopted its common framework for the supervision of Internationally Active Insurance Groups (“IAIGs”) in 2019. We currently are not designated as an IAIG. If we were so designated in the future, we may be subject to supervision and capital requirements beyond those applicable to any competitors without those designations. These international frameworks may influence the regulatory capital requirements in the jurisdictions in which we operate, potentially leading to an increase in our capital requirements.

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

In 2016, regulations issued by the DOL became effective, which expanded the scope of activities constituting fiduciary investment advice and imposed a “best interest” standard on advisors. The DOL’s fiduciary rule was vacated by a Fifth Circuit Court of Appeals decision in 2018 and shortly thereafter the DOL issued a bulletin indicating that companies could continue to rely temporarily on the struck down rule, but only on a temporary basis, while the DOL reformulated the fiduciary rule. On June 29, 2020, the DOL initiated a two-part regulatory package, including (1) a final rule that effectively reinstates all guidance and exemptions that were changed by the vacated 2016 fiduciary rule, including the fiduciary “five-part” test, and (2) a proposed, new prohibited transaction exemption for fiduciaries who provide investment advice to retirement investors. While the final rule and the proposed exemption have been widely supported by industry, concern remains about language contained in the preamble that appears to materially change the 5-part fiduciary test, with possible retroactive application. The rule was published in the Federal Register in December 2020. The Office of Management and Budget signaled it considers it a “major rule” that is “economically significant.” The rule will become effective after President-elect Biden is sworn into office. This gives the Biden administration an opportunity to propose changes or initiate its own proposal through the notice and comment process.

The SEC’s Regulation Best Interest (“Reg BI”) took effect on June 30, 2020. It requires financial professionals to act in consumers’ best interest when giving personalized investment advice.

Notwithstanding the SEC’s Reg BI going into effect in 2020, some states may still consider changes to their own insurance and securities laws and/or regulations in 2021. In 2020, Massachusetts promulgated regulations imposing a fiduciary duty on broker-dealers and agents and the NAIC adopted best interest enhancements to its existing annuity suitability model. A number of states adopted the updated NAIC model in 2020 and many more are poised to take steps in that direction in 2021. Related state fiduciary or “best interest” legislation and/or regulation is expected in 2021.

Financial services regulatory reform may reduce our profitability, impact how we do business or limit our ability to engage in certain capital expenditures.

On July 21, 2010, the Dodd-Frank Act became law. The Act makes extensive changes to the laws regulating financial services firms and requires various federal agencies to adopt a broad range of new implementation rules and regulations, including those surrounding the use of derivatives. Some aspects of Dodd-Frank continue to be implemented, and there are some efforts to eliminate or adjust certain elements of the law. Uncertainty remains regarding the continued implementation of and potential adjustments to Dodd-Frank and it is uncertain whether changes to Dodd-Frank will result in a material effect on our business operations.

Changes in cybersecurity or privacy regulations may increase our compliance costs and lead to increased scrutiny.

We collect, process, store, share, disclose and use information from and about our customers, plan participants and website and application users, including personal information and other data. Any actual or perceived failure by us to comply with our privacy policies, privacy-related obligations to customers or third parties, data disclosure and consent obligations or privacy or security-related legal obligations may result in governmental enforcement actions, litigation or public statements critical of us. Such actual or perceived failures could also cause our customers to lose trust in us, which could have an adverse effect on our business.

We are subject to numerous federal, state and international regulations regarding the privacy and security of personal information. These laws vary widely by jurisdiction. Recent regulations with a significant impact on our operations include the European Union (“EU”) GDPR, the New York Department of Financial Services Part 500 cybersecurity requirements for financial services companies and the California Consumer Privacy Act. GDPR became effective in May 2018 for EU data subjects. GDPR includes numerous protections for individuals in the EU, including but not limited to notification requirements for data breaches, the right to access personal data and the right to be forgotten. Other countries have enacted, or are considering enacting, legislation that is similar in scope to GDPR. The New York Department of Financial Services Part 500 cybersecurity requirements, which became effective in March 2017, focus on minimum standards for cybersecurity programs. The California Consumer Privacy Act, which was effective January 1, 2020, contains similar consumer protections to those in the EU GDPR and applies to companies processing personal data of California residents. Similar standards are set forth in the NAIC’s Insurance Data Security Model Law. It is anticipated that additional federal, state and international regulations will continue to be enacted in the future. Changes in existing cybersecurity and privacy regulations or the enactment of new regulations may increase our compliance costs and failure to comply with these regulations may lead to reputational damage, fines or civil damages and increased regulatory scrutiny.

Changes in tax laws could increase our tax costs and reduce sales of our insurance, annuity and investment products.

Many of the insurance, annuity and investment products we issue receive favorable tax treatment under current U.S. federal income tax laws. Changes in U.S. federal income tax laws could reduce or eliminate the tax advantages of certain of our products, thus making these products less attractive to our customers. This may lead to a reduction in sales and deposits, which may adversely impact our profitability.

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

For a further discussion of tax matters, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Income Taxes.”

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

Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). From time to time, we are required to adopt new or revised accounting standards issued by the Financial Accounting Standards Board (“FASB”). The required adoption of future accounting standards may adversely affect our reported results of operations and financial condition. For a discussion of the impact of accounting pronouncements issued but not yet implemented, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies”. In August 2018, the FASB issued final guidance on targeted improvements to the accounting for long-duration insurance contracts. The guidance will become effective for us on January 1, 2023. As we progress through our implementation, we will be able to better assess the impact to our consolidated financial statements; however, we expect it will significantly change how we account for many of our insurance and annuity products and it could negatively impact our reported profitability and financial ratios. In addition, the required adoption of new accounting standards may result in significant incremental costs associated with initial implementation and ongoing compliance.

Litigation and regulatory investigations may affect our financial strength or reduce our profitability.

We are regularly involved in litigation, both as a defendant and as a plaintiff, but primarily as a defendant. Litigation naming us as a defendant ordinarily arises out of our business operations as a provider of asset management and accumulation products and services; Specialty Benefits insurance and Individual Life insurance; and our investment activities. We are, from time to time, also involved in various governmental, regulatory and administrative proceedings and inquiries.

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

Each of our segments faces strong competition:

●	The primary competitors for our Retirement and Income Solutions and Principal Global Investors segments are asset managers, banks, mutual funds, institutional trust companies, broker-dealers and insurers. Our ability to increase and retain AUM is directly related to the performance of our investments as measured against market averages and the performance of our competitors. Even when securities prices are generally rising, performance can be affected by investment styles.
●	Competition for our Principal International segment comes primarily from local financial services firms and other international companies operating on a stand-alone basis or in partnership with local firms.
●	Our U.S. Insurance Solutions segment primarily competes with other insurance companies.

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

For further discussion on financial strength and credit ratings outlook, see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Client terminations or withdrawals or changes in investor preferences may lead to a reduction in revenues for our asset management and accumulation businesses.

Revenues from our asset management and accumulation products are primarily fee-based. Our asset-based fees are typically calculated as a percentage of the market value of AUM. Our asset management and accumulation clients may elect to terminate their relationship with us or withdraw funds, generally on short notice. Client terminations and withdrawals may be driven by a variety of factors, including economic conditions, investment performance, investor preferences or changes in our reputation in the marketplace. Significant terminations or withdrawals may reduce our AUM, thus adversely affecting our revenues and profitability.

In addition, fee levels can vary significantly among different types of investments. We generally earn higher fees on liquid alternatives and equity investments vs. fixed income investments and on actively managed investments vs. indexed or passive investment strategies. Therefore, our fee revenue is impacted by both the value and the composition of our AUM. Investor preferences with respect to asset classes and investment strategies may shift over time due to market conditions, tax law changes, regulatory changes and various other factors. Changes in the composition of our AUM may adversely affect our revenues and profitability.

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

Our international businesses face political, legal, operational and other risks that we do not face in our operations in the U.S. We face the risk of discriminatory regulation, nationalization or expropriation of assets, price controls and exchange controls or other restrictions that prevent us from transferring funds from these operations out of the locations in which they operate or converting local currencies we hold into U.S. dollars or other currencies. Our international businesses also face the risk of political instability and social unrest, which heightens our risks as those may lead to disruptions to those businesses and to local financial markets and commerce and reduced economic activity in the countries in which we operate. Some of our international businesses are, and are likely to continue to be, in emerging or potentially volatile markets. For example, the Chilean government currently is contemplating reforms to its mandatory pension system and it is difficult to predict with certainty the ultimate outcome of any potential reform proposals. In addition, we rely on local staff, including local sales forces, in those locations where there is a risk we may encounter labor problems with local staff, especially in locations where workers’ associations and trade unions are strong.

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

In connection with its conversion in 1998 into a stock life insurance company, Principal Life established an accounting mechanism, known as a “Closed Block” for the benefit of participating ordinary life insurance policies that had a dividend scale in force on July 1, 1998. We allocated assets to the Closed Block as of July 1, 1998, in an amount such that we expected the cash flows, together with anticipated revenues from the policies in the Closed Block, to be sufficient to support the Closed Block business, including payment of claims, certain direct expenses, charges and taxes and to provide for the continuation of aggregate dividend scales in accordance with the 1997 policy dividend scales if the experience underlying such scales continued, and to allow for appropriate adjustments in such scales if the experience changed. We will continue to pay guaranteed benefits under the policies included in the Closed Block, in accordance with their terms. The Closed Block assets, cash flows generated by the Closed Block assets and anticipated revenues from policies included in the Closed Block may not be sufficient to provide for the benefits guaranteed under these policies. If they are not sufficient, we must fund the shortfall. Even if they are sufficient, we may choose for business reasons to support dividend payments on policies in the Closed Block with our general account funds.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. COVID-19 continues to spread in the United States and throughout the world. Federal, state and local governments have taken various actions to limit the spread of the disease, including quarantines, travel restrictions, limitations on gatherings, closures of businesses and other social distancing measures. The COVID-19 pandemic and the efforts to contain the outbreak have led to significant economic disruption, including declines in interest rates, extreme volatility in financial markets, fluctuations in foreign currency exchange rates, reduced economic activity and a sharp increase in unemployment claims.

The COVID-19 pandemic may have material adverse impacts on our business, results of operations and financial condition. Specific impacts may include, but are not limited to, increased claims on our life and disability insurance business; increased customer withdrawals; operational disruptions, including employees working remotely; health risks to our employees; an increase in defaults on our fixed maturity and mortgage loan portfolios and a reduction in the value and liquidity of our invested assets. In addition, rising unemployment as a result of continued restrictions on businesses may lead to lower sales in our businesses, reduced in-group growth in our Specialty Benefits insurance business and a decline in employee deposits into retirement plans. Ongoing economic disruptions may lead to declines and volatility in interest rates or equity prices, either of which could adversely affect our results of operations and financial condition.

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

On July 1, 2019, we closed the acquisition (the “Acquisition”) of the IRT business of Wells Fargo Bank, N.A. (the “Seller”). The success of the Acquisition depends, in part, on our ability to successfully integrate and operate the Acquired Business in conjunction with our existing businesses. The integration process is complex, costly and time-consuming. The potential difficulties of integrating the operations of the Acquired Business include, among others:

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

We may not accomplish the integration of the Acquired Business smoothly, successfully or within the anticipated costs or timeframe. In particular, the transfer to us of many of the purchased assets, including contracts with customers and vendors of the Acquired Business is ongoing, and if the requisite consents of contractual counterparties of the Acquired Business or other third parties are not received, may not be effectuated at all. Furthermore, we are reliant upon the Seller to continue to provide services to the Acquired Business for a transitional period following the closing of the transaction. Any difficulties or delays encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the Acquisition and could adversely affect our business, results of operations and/or financial condition. In addition, the Acquired Business may not meet our expectations, causing our financial results to differ from our own or the investment community’s expectations. It is possible that the Acquired Business may be adversely affected by regulatory, political, economic, business or competitive factors in the future, which could prevent us from realizing the anticipated benefits of the Acquisition. The Acquisition may also divert our management’s attention from our current operations to the integration effort, which could have a negative effect on our business, results of operations and/or financial condition.

The obligations and liabilities of the Seller, some of which may be unanticipated or unknown, may be greater than we have anticipated, which may diminish the value of the Acquired Business to us.

In connection with the Acquisition, we are assuming certain liabilities of the Seller and its affiliates, including, among others: liabilities arising under the terms (or from the performance) of specified transferred contracts; liabilities arising out of the employment or termination of employment of employees of the Acquired Business and liabilities relating to certain purchased assets. The assumed liabilities may be greater than we have anticipated. The obligations and liabilities of the Seller could have a material adverse effect on the value of the Acquired Business to us or on our business, financial condition or results of operations. We have only limited indemnification rights from the Seller under the purchase agreement and ancillary agreements for the Acquisition with respect to obligations or liabilities of the Seller, whether known or unknown.

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

Trust and custody services include revenues that will vary based on interest rates and customer account balances. A sustained low interest rate environment may adversely affect our revenue, and, accordingly, negatively impact our results of operations. Trust and custody services primarily are also a fee-based business, and fees for such trust and custody services may be based on the market value of assets in customers’ accounts; the volume of transactions processed and fees for other services rendered. Disruptions, uncertainty or volatility in the capital markets; weak economic conditions and/or declines in the financial markets may decrease our fee-based revenue, which may negatively impact our results of operations. The market for trust and custody business is highly competitive. In the event that competitors charge lower fees for substantially similar trust and custody services, we may face pressure to lower our prices in order to attract and retain customers, and any reductions in the fees we charge for these services may adversely affect our revenue, and, accordingly, negatively impact our results of operations.

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

General risks

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

Our continued success is dependent upon our ability to earn and maintain the trust and confidence of customers, distributors, employees and other stakeholders. Damage to our reputation may arise from a variety of sources including, but not limited to, litigation or regulatory actions, compliance failures, employee misconduct, cybersecurity incidents, unfavorable press coverage and unfavorable comments on social media. Adverse developments within our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny. Any damage to our reputation could adversely affect our ability to attract and retain customers, distributors and employees, potentially leading to a reduction in our revenues and profitability.

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

We also may be subject to costly litigation in the event another party alleges our operations or activities infringe upon such other party’s intellectual property rights. Third parties may have, or may eventually be issued, patents or other protections that could be infringed by our products, methods, processes or services or could otherwise limit our ability to offer certain product features. Any party that holds such a patent could make a claim of infringement against us. We may also be subject to claims by third parties for breach of copyright, trademark, license usage rights or misappropriation of trade secret rights. Any such claims and any resulting litigation could result in significant liability for damages. If we were found to have infringed or misappropriated a third party patent or other intellectual property rights, we could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to our customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to attract, develop and retain qualified employees and sales representatives and develop new distribution sources, our results of operations, financial condition and sales of our products may be adversely impacted.

Our continued success is largely dependent on our ability to attract, develop and retain qualified employees. We face intense competition in attracting and retaining key employees, including investment, marketing, finance, actuarial, data analytics, information security, technology, client service and other professionals. If we are unable to attract, develop and retain qualified employees, our results of operations and financial condition may be adversely impacted.

We distribute our asset accumulation, asset management and life and specialty benefit insurance products and services through a variety of distribution channels, including our own internal digital channels, sales representatives, independent brokers, banks, broker-dealers and other third-party marketing organizations. We must attract and retain sales representatives to sell our products and digital professionals to build and enhance our customers’ digital experience. Strong competition exists among financial services companies for these roles. We compete with other financial services companies for sales representatives primarily on the basis of our financial position, support services and compensation and product features. If we are unable to attract and retain sufficient sales representatives to sell our products, our ability to compete and revenues from new sales would suffer.

Our ability to increase and retain AUM is directly related to the performance of our investments as measured against market averages and the performance of our competitors. If we are unable to attract and retain qualified portfolio managers, we may face reduced sales and increased cash outflows in our asset accumulation and asset management businesses.

Interruptions in information technology, infrastructure or other internal or external systems used for our business operations, or a failure to maintain the confidentiality, integrity or availability of data residing on such systems, could disrupt our business, damage our reputation and adversely impact our profitability.

We rely on proprietary information technology and infrastructure capabilities and third-party systems and services to conduct business, including customer service, marketing and sales activities, customer relationship management and producing financial statements. In addition, we store and process confidential and proprietary business information on both company-owned and third party and/or vendor managed systems, including cloud service providers.

Financial services companies are regularly targeted by cyber criminals, resulting in unauthorized access to confidential information, theft of funds from online accounts, disruption or degradation of service or other damage. These attacks may take a variety of forms, including web application attacks, denial of service attacks, ransomware, other malware and social engineering, including phishing. We may also be adversely impacted by successful cyberattacks of partners, vendors and others in our supply chain with whom we conduct business or share information. Information security incidents may also occur due to the failure to control access to, and use of, sensitive systems or information by our workforce. The failure of our controls (such as policies, procedures, security controls and monitoring, automation and backup plans) designed to prevent, or limit the effect of, failure, inadvertent use or abuse could result in disruptions or breaches beyond our control. The failure of our information technology, infrastructure or other internal and external systems, for any reason, could disrupt our operations, result in the loss of business and adversely impact our profitability.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2020, we owned properties in our home office complex in Des Moines, Iowa. We owned and leased office space for various offices located throughout the U.S. and internationally. We believe that our owned and leased properties are suitable and adequate for our current business operations.

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

Renee V. Schaaf, 62, has been President, Retirement and Income Solutions of the Company and Principal Life since March 2019. Prior to her current position, she served as Senior Vice President and Chief Operating Officer of Principal International of the Company and Principal Life since March 2016.

Amy C. Friedrich, 50, has been President of U.S. Insurance Solutions since May 2017. Prior to that time, she was Senior Vice President of the Specialty Benefits insurance division of U.S. Insurance Solutions since 2015, and Vice President of Specialty Benefits since 2008.

Patrick G. Halter, 61, has been President of Global Asset Management of the Company and Principal Life since November 2020 and Chief Executive Officer for Principal Global Investors, the investment management firm within our Global Asset Management business, since September 2018.  Prior to that time, he served as Chief Operating Officer of Principal Global Investors, since 2016 and was Chief Executive Officer for Principal Real Estate Investors, the dedicated real estate unit of Principal Global Investors, since 2003.

Daniel J. Houston, 59, has been a director of the Company and Principal Life and President and Chief Executive Officer of the Company and Principal Life since August 2015. Prior to that date, he held the same positions except was Chief Operating Officer (and not Chief Executive Officer) since November 2014. Previously, he served as President, Retirement, Insurance and Financial Services of the Company and Principal Life since 2010. He was President, Retirement and Income Solutions of the Company and Principal Life from 2008 until 2010, and was Executive Vice President, Retirement and Income Solutions of the Company and Principal Life from 2006 to 2008.

Kathy B. Kay, 58, has been Senior Vice President and Chief Information Officer of the Company and Principal Life since May 2020.  Prior to that date, she was Senior Vice President and Chief Information Officer of Pacific Gas & Electric Company from 2015 to 2020. Previously, she served as Enterprise Chief Technology Officer at SunTrust from 2012 to 2015, Senior Vice President, Business Technology Services of Comerica Bank from 2007 to 2012 and Director, Application Development and Support, OnStar of General Motors from 1984 to 2007.

Christopher J. Littlefield, 54, has been Executive Vice President and General Counsel of the Company and Principal Life since January 2020. Prior to that date, he was President and Chief Executive Officer of Fidelity & Guaranty Life Insurance Holdings from October 2014 to December 2018. Previously, he served as President and Chief Executive Officer of Aviva USA Corporation from February 2009 to October 2013 and served as Chief Operating Officer of Aviva USA Corporation from February 2008 to September 2009. Prior to that, he served as Executive Vice President, General Counsel and Secretary of AmerUS Group Co. from January 2006 to February 2008.

Kenneth A. McCullum, 56, has been Senior Vice President and Chief Risk Officer of the Company and Principal Life since September 2020. Prior to that date, he was Vice President and Chief Actuary since April 2015. Prior to that time, he served as Executive Vice President responsible for business development and in force management at Delaware Life Insurance Company from August 2013 to April 2015 and Senior Vice President responsible for managing the life and annuity businesses at Sun Life Financial from April 2010 to August 2013. Previously, he held several positions at the Hartford from August 1994 to April 2010, including leading its institutional investment products division and serving as Chief Actuary of its legacy holdings division.

Deanna D. Strable-Soethout, 52, has been Executive Vice President and Chief Financial Officer of the Company and Principal Life since February 2017. Prior to that date, she was Executive Vice President of the Company and Principal Life since September 2016 and President, U.S. Insurance Solutions of the Company and Principal Life since March 2015. Prior to that, she served as Senior Vice President of the Company and Principal Life since 2006.

Luis E.Valdes, 63, has been the head of the Principal International segment of our operations since 2012 and has been President, Principal International of the Company and Principal Life since 2011. Prior to his current position, he was Senior Vice President and President — PFG Latin America of the Company and Principal Life since 2010 and was Vice President — Principal International of Principal Life from 2000 until 2010.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the New York Stock Exchange under the symbol “PFG” on October 23, 2001. Prior to such date, there was no established public trading market for our common stock. Effective December 15, 2017, we changed our listing to the Nasdaq Global Select Market and continue trading under the symbol “PFG”. On January 29, 2021, there were 237,687 stockholders of record of our common stock.

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

The following table presents the amount of our share purchase activity for the periods indicated:

			Total number
			of shares	Maximum dollar
			purchased as	value of shares that
	Total number	Average	part of publicly	may yet be purchased
	of shares	price paid	announced	under the programs
Period	purchased (1)	per share	programs	(in millions) (2)
January 1, 2020 ‑ January 31, 2020	2,078,273	$55.26	2,075,857	$53.4
February 1, 2020 ‑ February 29, 2020	1,013,055	$55.20	965,166	$—
March 1, 2020 ‑ March 31, 2020	1,349,175	$45.19	1,107,799	$850.3
April 1, 2020 ‑ April 30, 2020	425	$31.38	—	$850.3
May 1, 2020 ‑ May 31, 2020	—	$—	—	$850.3
June 1, 2020 ‑ June 30, 2020	—	$—	—	$850.3
July 1, 2020 ‑ July 31, 2020	—	$—	—	$850.3
August 1, 2020 ‑ August 31, 2020	2,962	$45.22	—	$850.3
September 1, 2020 ‑ September 30, 2020	507	$43.42	—	$850.3
October 1, 2020 ‑ October 31, 2020	392	$40.32	—	$850.3
November 1, 2020 ‑ November 30, 2020	58,122	$51.85	58,000	$847.3
December 1, 2020 ‑ December 31, 2020	1,452,787	$49.56	1,452,690	$775.3
Total	5,955,698		5,659,512
(1)	Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.
(2)	In November 2018, our Board of Directors authorized a share repurchase program of up to $500.0 million of our outstanding common stock, which was completed in February 2020. In February 2020, our Board of Directors authorized a share repurchase program of up to $900.0 million of our outstanding common stock, which has no expiration. We paused our share repurchase program in March 2020 but resumed repurchases in November 2020.

Item 6. Selected Financial Data

The following table sets forth certain selected historical consolidated financial information. We derived the consolidated financial information (except for amounts referred to as “Other Supplemental Data”) for each of the years ended December 31, 2020, 2019 and 2018 and as of December 31, 2020 and 2019 from our audited consolidated financial statements and notes to the financial statements included in this Form 10-K. We derived the consolidated financial information (except for amounts referred to as “Other Supplemental Data”) for the years ended December 31, 2017 and 2016 and as of December 31, 2018, 2017 and 2016 from our audited consolidated financial statements not included in this Form 10-K. The following summary of consolidated financial information (except for amounts referred to as “Other Supplemental Data”) has been prepared in accordance with U.S. GAAP.

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

	As of or for the year ended December 31,
	2020 (1)	2019 (1)	2018 (1)	2017	2016

	($ in millions, except per share data and as noted)
Consolidated Statements of Operations Data:
Revenue:
Premiums and other considerations	$6,037.4	$7,866.6	$6,409.6	$6,217.4	$5,299.1
Fees and other revenues	4,511.1	4,409.9	4,273.8	3,892.3	3,627.4
Net investment income	3,890.6	3,998.4	3,629.2	3,459.3	3,296.5
Net realized capital gains (losses)	302.6	(52.8)	(75.4)	524.2	171.1
Total revenues	$14,741.7	$16,222.1	$14,237.2	$14,093.2	$12,394.1

Income from continuing operations, net of related income taxes	$1,428.5	$1,444.1	$1,553.7	$2,324.5	$1,361.8
Net income	$1,428.5	$1,444.1	$1,553.7	$2,324.5	$1,361.8

Earnings per Share Data:
Income from continuing operations, net of related income taxes, per share:
Basic	$5.08	$5.00	$5.41	$8.00	$4.55
Diluted	$5.05	$4.96	$5.36	$7.88	$4.50
Net income per share:
Basic	$5.08	$5.00	$5.41	$8.00	$4.55
Diluted	$5.05	$4.96	$5.36	$7.88	$4.50
Dividends declared per common share	$2.24	$2.18	$2.10	$1.87	$1.61

Consolidated Statements of Financial Position Data:
Total assets	$296,627.7	$276,087.8	$243,036.1	$253,941.2	$228,014.3

Long‑term debt	$4,279.2	$3,734.1	$3,259.6	$3,178.4	$3,125.7

Total stockholders’ equity	$16,617.3	$14,685.8	$11,456.0	$12,921.9	$10,293.8

Other Supplemental Data:
AUM ($ in billions)	$806.6	$735.3	$626.8	$668.6	$591.6
(1)	For a discussion of items materially affecting the comparability of 2020 and 2019, please see Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations — Transactions Affecting Comparability of Results of Operations.” For a discussion of items materially affecting the comparability of 2019 and 2018, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of December 31, 2020, compared with December 31, 2019, our consolidated results of operations for the years ended December 31, 2020 and 2019 and, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our audited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-K.

For information and analysis relating to our financial condition and consolidated results of operations as of and for the year ended December 31, 2018, as well as for the year ended December 31, 2019 compared with the year ended December 31, 2018, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

In our Principal International segment, local currency AUM is a key indicator of earnings growth. While local currency AUM increased for the segment, the financial results were negatively impacted by foreign currency fluctuations and the unfavorable relative market performance on our required regulatory investments in our Latin America business.

In our U.S. Insurance Solutions segment, premium and fee growth is a key indicator of earnings growth. Rising unemployment as a result of the COVID-19 pandemic may continue to impact new sales in our businesses and reduce in-group growth in our Specialty Benefits insurance business in the short-term.

See Part I, Item 1A, “Risk Factors,” for information on risks associated with the COVID-19 pandemic and the resulting financial market impacts.

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

Valuation and Allowance for Credit Loss of Fixed Income Investments

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

The fair values of our public fixed maturities are primarily based on market prices from third party pricing vendors. We have regular interactions with these vendors to ensure we understand their pricing methodologies and to confirm they are utilizing observable market information. In addition, 8% of our invested asset portfolio as of December 31, 2020, was invested in privately placed fixed maturities with no readily available market quotes to determine the fair market value. The majority of these assets are valued using a matrix pricing valuation approach that utilizes observable market inputs. In the matrix approach, securities are grouped into pricing categories that vary by sector, rating and average life. Each pricing category is assigned a risk spread based on observable public market data. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread. Although the matrix valuation approach provides a fair valuation of each pricing category, the valuation of an individual security within each pricing category may be impacted by company specific factors. This excludes privately placed securities subject to Rule 144A of the Securities Act of 1933 that are primarily based on market prices from third party pricing vendors, similar to public fixed maturities.

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of December 31, 2020, less than 1% of our total fixed maturities were Level 3 securities valued using internal pricing models. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements” for further discussion.

The $3,213.7 million increase in net unrealized gains from U.S. investment operations for the year ended December 31, 2020, can be attributed to an approximate 97 basis point decrease in interest rates, partially offset by widening of credit spreads. For additional information about interest rate risk see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

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

Each reporting period, all securities in an unrealized loss position are reviewed to determine whether a decline in value is due to credit. Relevant facts and circumstances considered include: (1) the extent the fair value is below cost; (2) the reasons for the decline in value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events and (4) for structured securities, the adequacy of the expected cash flows. To the extent we determine an unrealized loss is due to credit, an allowance for credit loss is recognized through a reduction to net income. See item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4, Investments” under the caption, “Allowance for Credit Loss” for further discussion.

A number of significant risks and uncertainties are inherent in the process of monitoring credit losses and determining the allowance for credit loss. These risks and uncertainties include: (1) the risk that our assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer; (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; (3) the risk that our investment professionals are making decisions based on fraudulent or misstated information in the financial statements provided by issuers and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to not sell the security prior to recovery of its amortized cost. Any of these situations could result in a charge to net income in a future period. As of December 31, 2020, we had $7,308.5 million in AFS fixed maturities with gross unrealized losses totaling $206.2 million. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as movement in credit spreads.

Prior to the implementation of authoritative guidance in 2020, fixed maturities classified as AFS were subject to impairment reviews. To the extent we determined a security was deemed to be other than temporarily impaired, an impairment loss was recognized. See item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4, Investments” under the caption, “Other-Than-Temporary Impairments” for further discussion.

Mortgage Loans.  Mortgage loans consist primarily of commercial mortgage loans on real estate. Commercial mortgage loans on real estate are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances. We establish a valuation allowance for the risk of credit losses inherent in our mortgage loans, which is maintained at a level believed adequate by management to absorb estimated expected credit losses. The valuation allowance is based on amortized cost excluding accrued interest receivable and includes reserves for pools of financing receivables with similar risk characteristics. Amounts on loans deemed to be uncollectible are charged off and removed from the valuation allowance. The change in the valuation allowance provision is included in net realized capital gains (losses) on our consolidated statements of operations.

Prior to the implementation of authoritative guidance in 2020, the valuation allowance for mortgage loans was based on either individual or collective evaluation. For more detailed information concerning mortgage loan valuation allowances, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4, Investments” under the caption, “Financing Receivables Valuation Allowance.”

Derivatives

We use derivatives primarily to hedge or reduce exposure to market risks. The fair values of exchange-traded derivatives are determined through quoted market prices. Exchange-traded derivatives include futures that are settled daily, which reduces their fair value in the consolidated statements of financial position. The fair values of privately negotiated contracts, which are usually referred to as over-the-counter (“OTC”) derivatives, that are cleared through centralized clearinghouses are determined through market prices published by the clearinghouses. Variation margin associated with OTC cleared derivatives is settled daily, which reduces their fair value in the consolidated statements of financial position. The fair values of non-cleared OTC derivatives are determined using either pricing valuation models that utilize market observable inputs or broker quotes. On an absolute fair value basis as of December 31, 2020, 99% of our OTC derivative assets and liabilities were valued using pricing valuation models using market observable data and the remaining 1% using broker quotes. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements” for further discussion. The fair values of our derivative instruments can be impacted by changes in interest rates, foreign exchange rates, credit spreads, equity indices and volatility, as well as other contributing factors. For additional information see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

We also issue certain annuity, universal life and other contracts that include embedded derivatives that have been bifurcated from the host contract. They are valued using a combination of historical data and actuarial judgment. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements” for further discussion. We include our assumption for own nonperformance risk in the valuation of these embedded derivatives. As our credit spreads widen or tighten, the fair value of the embedded derivative liabilities decrease or increase, leading to an increase or decrease in net income. If the current market credit spreads reflecting our own creditworthiness move to zero (tighten), the reduction to net income would be approximately $220.0 million, net of DAC and income taxes, based on December 31, 2020, reported amounts. In addition, the policyholder behavior assumptions used in the valuation of embedded derivatives include risk margins, which increase the fair value of the embedded derivative liabilities.

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

Amortization Based on Estimated Gross Profits.  DAC for universal life-type insurance contracts and certain investment contracts are generally amortized over the expected lifetime of the contracts in relation to estimated gross profits (“EGPs”). In addition to DAC, the following actuarial balances are also amortized in relation to EGPs.

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

We also have additional benefit reserves that are established for annuity or universal life-type contracts that provide benefit features that are expected to produce gains in early years followed by losses in later years. The liabilities are accrued in relation to estimated contract assessments, and they are based on assumptions and methodologies similar to those used in the calculation of EGPs. For more information, see “Insurance Reserves ."

Key assumptions used in the calculation of EGPs include mortality, lapses, equity returns, general account investment yields and expenses as well as the change in our liability for certain guarantees and the difference between actual and expected reinsurance premiums and recoveries, depending on the nature of the contract. Our general account investment yield assumption reflects our long-term projections of interest rates and net realized capital gains (losses). We develop an estimate of EGPs at issue and each valuation date. As actual experience and market conditions emerge, the gross profits may vary from those expected either in magnitude or timing, in which case a true-up of actuarial balances occurs as a charge or credit to current net income. In addition, we are required to revise our assumptions regarding future experience if actual experience or other evidence suggests that earlier estimates should be revised; we refer to this as unlocking. Both actions, reflecting actual experience and market conditions and changing future estimates, can change both the current amount and the future amortization pattern of the DAC asset and related actuarial balances.

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

Sensitivities.  As of December 31, 2020, the net balance of DAC and related actuarial balances, excluding balances affected by changes in other comprehensive income (“OCI”), was a $16.0 million liability. We perform sensitivity analyses to assess the impact that certain assumptions have on these balances. The following table shows the estimated immediate impact of various assumption changes on our DAC and related actuarial balances.

Estimated impact to
net income (1)
(in millions)
Reducing the future separate account equity return assumption by 1%	$(10)
Reducing the long-term general account fixed income investment yield assumption by 0.5%	(65)
(1)	Reflects the net increase (decrease) impact on net income of changes to the DAC asset, sales inducement asset, unearned revenue liability, reinsurance asset or liability, additional benefit reserves and related taxes. Includes the impact on net income of changes in DAC and related actuarial balances for our equity method subsidiaries. The DAC and related actuarial balances of the equity method subsidiaries are not included in the total DAC and related actuarial balances listed above as they are not fully consolidated.

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

Other Intangible Assets.  U.S. GAAP permits entities to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of an intangible asset with an indefinite life is less than its carrying amount to determine whether it is necessary to perform a quantitative assessment. We primarily utilize the qualitative approach for testing of intangible assets with indefinite lives. In doing so, we follow the same qualitative process as for goodwill and weigh the evidence of the events and circumstances and their potential impacts on fair value when determining if it is not more-likely-than-not that the indefinite lived intangible is impaired. Intangible assets with finite lives are amortized as related benefits emerge and are reviewed periodically for indicators of impairment in value. If facts and circumstances suggest possible impairment, the sum of the estimated undiscounted future cash flows expected to result from the use of the asset is compared to the current carrying value of the asset. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized for the excess of the carrying amount of assets over their fair value. For those assets amortized as related benefits emerge, the most significant assumptions involved in the estimation of future benefits include surrender/lapse rates and margins. We did not recognize an impairment in our 2020 consolidated statement of operations.

Sensitivities.  In connection with our annual impairment testing process, we performed a sensitivity analysis for goodwill impairment with respect to each of our reporting units and determined that a hypothetical 10% decline in the fair value would not result in an impairment of goodwill for any reporting unit. We cannot predict certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $1,711.0 million and $1,723.0 million, respectively, as of December 31, 2020. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, interest rate movements, declines in the equity markets, the legal environment in which the businesses operate or a material negative change in our relationships with significant customers. For further information see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies,” and “Note 2, Goodwill and Other Intangible Assets.”

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

Future policy benefits and claims also include benefit reserves that are established for annuity or universal life-type contracts that provide benefit features that are expected to produce gains in early years followed by losses in later years. The liabilities are accrued in relation to estimated contract assessments.

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

The assumed discount rate is determined by projecting future benefit payments inherent in the Projected Benefit Obligation and discounting those cash flows using a spot yield curve for high quality corporate bonds. Our assumed discount rates were 2.50% for our pension plans and 2.10% for our OPEB plans as of December 31, 2020. Typically, a 0.25% decrease in the discount rate would increase the pension benefits Projected Benefit Obligation and the Net Periodic Pension Cost (“NPPC”) by approximately $158.8 million and $2.6 million, respectively. Typically, a 0.25% decrease in the discount rate would increase the OPEB accumulated postretirement benefit obligation by approximately $2.5 million and would have a nominal impact on the Net Periodic Benefit Cost (“NPBC”). Typically, a 0.25% increase in the discount rate would result in decreases in benefit obligations and expenses at a level generally commensurate with those noted above.

The assumed long-term rate of return on plan assets is set at the long-term rate expected to be earned based on the long-term investment policy of the plans and the various classes of the invested funds. Historical and future expected returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall long-term rate for each asset class was developed by combining a long-term inflation component, the real risk-free rate of return and the associated risk premium. A weighted average rate was developed based on long-term returns for each asset class, the plan's target asset allocation policy and the tax structure of the trusts. For the 2020 NPPC and 2020 NPBC, a 5.60% and 4.94% weighted average long-term rate of return was used, respectively. For the 2021 NPPC and 2021 NPBC, a 5.55% and 4.25% weighted average long-term rate of return assumption, respectively, will be used. Typically, a 0.25% decrease in the assumed long-term rate of return would increase the NPPC by approximately $8.2 million and the NPBC by approximately $0.3 million. Typically, a 0.25% increase in this rate would result in a decrease to expense at the same levels. The assumed return on plan assets is based on the fair market value of plan assets as of December 31, 2020.

The compensation increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy, including inflation.

For pension costs, actuarial gains and losses are amortized using a straight-line amortization method over the average remaining service period of plan participants, which is approximately 11 years. For OPEB costs, actuarial gains and losses are amortized using a straight-line amortization method over the average future lifetime of the remaining covered group of retirees, which is approximately 18 years. The qualified pension plan does not utilize the allowable corridor, while the nonqualified pension plan and OPEB plans utilize the 10% corridor. Prior service costs are amortized on a weighted average basis over approximately 7 years for pension costs and 7 years for OPEB costs. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Employee and Agent Benefits” for further discussion.

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

U.S. federal and state deferred income taxes have not been provided on approximately $997.4 million of accumulated but undistributed earnings from operations of foreign subsidiaries as of December 31, 2020. We do not record U.S. federal and state deferred income taxes on foreign earnings not expected to be distributed to the U.S. We apply an exception to the general rule, which under U.S. GAAP otherwise requires the recording of U.S. deferred income taxes on the anticipated repatriation of foreign earnings as recognized for financial reporting purposes. The exception permits us to not record a U.S. deferred income tax liability on foreign earnings we expect to be indefinitely reinvested in our foreign operations. The related deferred income taxes will be recorded in the period it becomes apparent we can no longer positively assert some or all the undistributed earnings will remain invested into the foreseeable future.

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

We had $54.6 million of current income tax receivables associated with outstanding audit issues reported as other assets in our consolidated statements of financial position as of December 31, 2020. We believe there are adequate defenses against, or sufficient provisions for, the contested issues, but final resolution of contested issues could take several years while legal remedies are pursued. Consequently, we do not anticipate the ultimate resolution of audits ongoing or not yet commenced to have a material impact on our net income.

See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Income Taxes” for further discussion.

Transactions Affecting Comparability of Results of Operations

Acquisitions

Wells Fargo IRT Business. On July 1, 2019, we closed on our agreement with Wells Fargo Bank, N.A. to acquire its IRT business, which includes defined contribution, defined benefit, nonqualified executive benefit plans, ESOPs, institutional trust and custody and institutional asset advisory businesses. The results of this acquisition are reflected in the Retirement and Income Solutions segment. The purchase price consisted of (i) $1.2 billion cash paid at closing and (ii) an additional earn-out payment of up to $150.0 million, estimated at $0.0 million as of December 31, 2020, based upon the retention of fee revenue of the Acquired Business through December 31, 2020. The transaction was funded with available cash and debt financing. For additional information regarding the debt issuance, see Item 8. "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 9, Debt."

Other

Actuarial Assumption Updates.  We periodically review and update actuarial assumptions that are inputs to the models for DAC and other actuarial balances and make model refinements as necessary. Assumption updates and model refinements were made resulting in an unlocking of DAC and other actuarial balances that decreased consolidated net income by $118.2 million and $36.5 million for the years ended December 31, 2020 and 2019, respectively.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items. The most significant impact occurs within our Principal International segment where pre-tax operating earnings were negatively impacted $56.2 million for the year ended December 31, 2020, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. This impact was calculated by comparing (a) the difference between current year results and prior year results to (b) the difference between current year results and prior year results translated using current year exchange rates for both periods. We use this approach to calculate the impact of exchange rates on all revenue and expense line items. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

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

Results of Operations

The following table presents summary consolidated financial information for the years indicated:

	For the year ended
	December 31,
			Increase
	2020	2019	(decrease)

	(in millions)
Revenues:
Premiums and other considerations	$6,037.4	$7,866.6	$(1,829.2)
Fees and other revenues	4,511.1	4,409.9	101.2
Net investment income	3,890.6	3,998.4	(107.8)
Net realized capital gains (losses)	302.6	(52.8)	355.4
Total revenues	14,741.7	16,222.1	(1,480.4)
Expenses:
Benefits, claims and settlement expenses	8,281.5	9,905.8	(1,624.3)
Dividends to policyholders	120.2	119.1	1.1
Operating expenses	4,646.5	4,503.9	142.6
Total expenses	13,048.2	14,528.8	(1,480.6)
Income before income taxes	1,693.5	1,693.3	0.2
Income taxes	265.0	249.2	15.8
Net income	1,428.5	1,444.1	(15.6)
Net income attributable to noncontrolling interest	32.7	49.9	(17.2)
Net income attributable to Principal Financial Group, Inc.	$1,395.8	$1,394.2	$1.6

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net Income Attributable to Principal Financial Group, Inc.

Net income attributable to Principal Financial Group, Inc. increased slightly due to a $299.1 million increase in after-tax realized capital gains (losses), which was largely offset by $82.3 million from higher non-COVID-19 claims in our U.S. Insurance Solutions segment, an $81.7 million more unfavorable impact of actuarial assumption updates and model refinements in 2020 compared to 2019, $51.8 million of higher losses related to the Acquired Business and $38.3 million of lower earnings in our equity method investments in Brazil. For additional information related to the realized capital gains (losses), see “Investments — Investment Results — Net Realized Capital Gains (Losses).”

Total Revenues

Premiums decreased $1,641.7 million for the Retirement and Income Solutions segment primarily due to lower sales of single premium group and individual annuities with life contingencies. The single premium group annuity product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore premiums tend to vary from period to period.

Fees and other revenues increased $120.4 million for the Retirement and Income Solutions segment primarily due to the Acquired Business.

Net investment income in our Latin America business decreased primarily due to $62.5 million of foreign currency headwinds, $39.8 million lower income from our equity method investments in Brazil and $30.5 million unfavorable relative market performance on our required regulatory investments. Net investment income in our U.S. operations increased primarily due to $249.1 million related to higher average invested assets, partially offset by a $231.2 million decrease related to lower rates on fixed maturities and cash and cash equivalents. For additional information, see “Investments — Investment Results – Net Investment Income.”

Net realized capital gains (losses) can be volatile due to credit losses from invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets. Net realized capital gains increased primarily due to $209.6 million in gains from derivatives and related hedge activities, $125.1 million increase related to noncredit gains from available-for-sale fixed maturities portfolio rebalancing in 2020, $78.0 million in gains from the sale of real estate investments in 2020 and a $74.0 million impairment of an equity method investment in 2019. These increases were partially offset by a $46.6 million decrease from sponsored investments funds and $35.0 million of lower mark-to-market gains on trading fixed maturities. For additional information, see “Investments — Investment Results — Net Realized Capital Gains (Losses).”

Total Expenses

Benefits, claims and settlement expenses decreased $1,628.4 million for the Retirement and Income Solutions segment primarily due to a lower increase in reserves, stemming from lower sales of single premium group and individual annuities with life contingencies.

Operating expenses increased $169.1 million for the Retirement and Income Solutions segment primarily related to the Acquired Business.

Income Taxes

The effective income tax rates were 16% and 15% for the years ended December 31, 2020 and 2019, respectively. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Income Taxes” under the caption, “Effective Income Tax Rate” for further discussion.

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

The following table presents the Retirement and Income Solutions segment net revenue for the years indicated:

	For the year ended
	December 31,
			Increase
	2020	2019	(decrease)

	(in millions)
Retirement and Income Solutions — Fee (1)	$1,987.7	$1,753.5	$234.2
Retirement and Income Solutions — Spread	664.8	617.0	47.8
Total Retirement and Income Solutions	$2,652.5	$2,370.5	$282.0

(1) Includes net revenue of the Acquired Business since the July 1, 2019, acquisition date.

Retirement and Income Solutions Segment Summary Financial Data

The following table presents certain summary financial data relating to the Retirement and Income Solutions segment for the years indicated:

	For the year ended
	December 31,
			Increase
	2020	2019	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$3,221.0	$4,862.7	$(1,641.7)
Fees and other revenues	1,739.7	1,617.7	122.0
Net investment income	2,542.8	2,474.0	68.8
Total operating revenues	7,503.5	8,954.4	(1,450.9)
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	4,851.0	6,583.9	(1,732.9)
Operating expenses	1,685.6	1,496.5	189.1
Total expenses	6,536.6	8,080.4	(1,543.8)
Pre-tax operating earnings	$966.9	$874.0	$92.9

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased in our Fee business primarily due to a $71.0 million pre-tax loss related to the Acquired Business and a $14.0 million increase in DAC amortization expense stemming from model updates which were unfavorable in 2020 compared to favorable in 2019. These decreases in pre-tax operating earnings were partially offset by a $72.3 million impact associated with actuarial assumption updates and model refinements, which were favorable in 2020 compared to unfavorable in 2019. Pre-tax operating earnings increased in our Spread business primarily due to a $46.6 million impact related to favorable reserve gains, a $34.0 million increase due to growth in the block of business and a $32.1 million impact associated with actuarial assumption updates and model refinements, which were more favorable in 2020 compared to 2019. These increases were slightly offset by an $11.6 million impact stemming from lower sales of individual annuities with life contingencies.

Net Revenue

Net revenue increased in our Fee business primarily due to a $135.1 million increase related to the Acquired Business and a $91.2 million impact associated with actuarial assumption updates and model refinements, which were favorable in 2020 compared to unfavorable in 2019. Net revenue increased in our Spread business primarily due to a $46.6 million impact related to favorable reserve gains and a $34.0 million increase due to growth in the block of business. The increases were partially offset by a $39.1 million impact stemming from lower sales of individual annuities with life contingencies.

Operating Expenses

Operating expenses increased in our Fee business primarily due to a $206.1 million increase related to the Acquired Business and an $18.9 million impact associated with actuarial assumption updates and model refinements, which were unfavorable in 2020 compared to favorable in 2019. Operating expenses decreased in our Spread business primarily due to a $27.5 million decrease in non-deferrable commission expense resulting from lower sales of individual annuities with life contingencies and a $20.6 million impact associated with actuarial assumption updates and model refinements, which were more favorable in 2020 compared to 2019.

Principal Global Investors Segment

Principal Global Investors Trends

Our overall AUM increased $43.5 billion in 2020 driven by positive market returns. We continue to expand our global presence and believe we are well positioned to capture changing market conditions and client needs.

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

	December 31, 2020	December 31, 2019

	(in billions)
Principal Global Investors sourced	$244.7	$222.6
General account	101.2	91.2
Other affiliated sources	156.2	144.8
Total AUM	$502.1	$458.6

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

The following table presents the AUM rollforward for assets managed by Principal Global Investors for the periods indicated:

	For the year ended
	December 31,
	2020	2019

	(in billions)
AUM, beginning of period	$458.6	$393.5
Net cash flow	2.0	1.1
Investment performance	44.0	62.9
Operations disposed (1)	(1.0)	(0.2)
Other	(1.5)	1.3
AUM, end of period	$502.1	$458.6
(1)	During 2020 we announced the closure of the credit fund managed by the Finisterre emerging market debt team and we made the decision to close our large cap strategy managed by Columbus Circle Investors.

The following table presents certain summary financial data relating to the Principal Global Investors segment for the years indicated:

	For the year ended
	December 31,
			Increase
	2020	2019	(decrease)

	(in millions)
Operating revenues:
Fees and other revenues	$1,533.5	$1,495.2	$38.3
Net investment income	5.6	10.6	(5.0)
Total operating revenues	1,539.1	1,505.8	33.3
Expenses:
Total expenses	1,020.0	1,016.5	3.5

Pre‑tax operating earnings attributable to noncontrolling interest	6.2	6.0	0.2
Pre‑tax operating earnings	$512.9	$483.3	$29.6

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Pre-Tax Operating Earnings

Pre-tax operating earnings increased primarily due to $59.3 million higher management fee revenue as a result of increased average AUM. This was partially offset by a $14.5 million increase in professional fees expense primarily related to a one-time favorable legal settlement in 2019 and a $9.5 million decrease in transaction and borrower fees revenue related to lower activity in 2020 associated with the COVID-19 environment.

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

The following table presents the Principal International segment AUM rollforward for the years indicated:

	For the year ended
	December 31,
	2020	2019

	(in billions)
AUM, beginning of period	$169.7	$155.5
Net cash flow	4.2	4.2
Investment performance	9.0	16.7
Effect of exchange rates	(14.2)	(5.2)
Other (1)	(3.5)	(1.5)
AUM, end of period	$165.2	$169.7
(1)	Includes Chile hardship withdrawals of $2.7 billion for the year ended December 31, 2020, that have no impact on future fee revenues.

Net revenue is a key metric used to understand the earnings growth for the Principal International segment. The following table presents the net revenue of the Principal International segment for the years indicated:

	For the year ended
	December 31,
			Increase
	2020	2019	(decrease)

	(in millions)
Net revenue	$664.2	$831.7	$(167.5)

The following table presents certain summary financial data relating to the Principal International segment for the years indicated:

	For the year ended
	December 31,
			Increase
	2020	2019	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$156.6	$393.3	$(236.7)
Fees and other revenues	444.8	468.5	(23.7)
Net investment income	495.4	661.4	(166.0)
Total operating revenues	1,096.8	1,523.2	(426.4)
Expenses:
Benefits, claims and settlement expenses	432.6	691.5	(258.9)
Operating expenses	418.0	437.3	(19.3)
Total expenses	850.6	1,128.8	(278.2)
Pre‑tax operating earnings attributable to noncontrolling interest	2.6	3.7	(1.1)
Pre‑tax operating earnings	$243.6	$390.7	$(147.1)

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased in Latin America primarily due to $60.4 million lower pre-tax operating earnings from our equity method investments in Brazil, $55.8 million foreign currency headwinds and $30.0 million unfavorable relative market performance on our required regulatory investments.

Net Revenue

Net revenue decreased in Latin America primarily due to $84.4 million foreign currency headwinds, $60.4 million lower pre-tax operating earnings from our equity method investments in Brazil and $30.7 million unfavorable relative market performance on our required regulatory investments.

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

The following table presents the U.S. Insurance Solutions segment premium and fees for the years indicated:

	For the year ended
	December 31,
			Increase
	2020	2019	(decrease)

	(in millions)
Premium and fees:
Specialty Benefits insurance	$2,364.8	$2,327.2	$37.6
Individual Life insurance	1,227.5	1,245.0	(17.5)

The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the years indicated:

	For the year ended
	December 31,
			Increase
	2020	2019	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$2,659.8	$2,610.6	$49.2
Fees and other revenues (1)	932.3	961.4	(29.1)
Net investment income	888.1	877.0	11.1
Total operating revenues	4,480.2	4,449.0	31.2
Expenses:
Benefits, claims and settlement expenses (1)	2,904.5	2,625.3	279.2
Dividends to policyholders (1)	119.9	118.6	1.3
Operating expenses (1)	1,215.9	1,183.5	32.4
Total expenses	4,240.3	3,927.4	312.9
Pre‑tax operating earnings (1)	$239.9	$521.6	$(281.7)
(1)	For further details related to the impact associated with actuarial assumption updates and model refinements on results for 2020 and 2019, see “Transactions Affecting Comparability of Results of Operations — Other — Actuarial Assumption Updates.”

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Pre-Tax Operating Earnings

Pre-tax operating earnings in our Specialty Benefits insurance business decreased $58.2 million from higher non-COVID-19 claims, $20.5 million due to favorable actuarial assumption update and model refinements in 2019 and $7.3 million from lower variable investment income. These decreases were partially offset by $15.9 million in favorable COVID-19 related impacts and $10.3 million from growth in the business.  Pre-tax operating earnings in our Individual Life insurance business decreased $181.3 million due to the impact from more unfavorable actuarial assumption updates and model refinements in 2020 compared to 2019, $46.0 million in higher non-COVID-19 claims and $25.6 million in COVID-19 claims. These decreases were partially offset by $28.5 million from expense management and $16.8 million in higher net investment income, partially from higher variable investment income.

Operating Revenues

Premium and fees in our Specialty Benefits insurance business increased $73.4 million from growth in the business, offset by $35.8 million in dental premium credits associated with COVID-19. Premium and fees in our Individual Life insurance business decreased $77.8 million due to less favorable actuarial assumption updates and model refinements in 2020 compared to 2019 and $12.9 million related to surrenders from a small block of indexed universal life policies, largely related to COVID-19. These decreases were offset by $73.2 million from growth in the business.

Net investment income increased $79.7 million from growth in invested assets mostly offset by $68.9 million from lower yields.

Total Expenses

Benefits claims and settlement expenses in our Specialty Benefits insurance business increased $58.2 million from higher non-COVID-19 claims and $44.4 million associated with growth in the business. This increase was partially offset by $51.7 million due to COVID-19, resulting in lower claims activity, largely as a result of temporary dental and vision office closures and restrictions. Benefits, claims and settlement expenses in our Individual Life insurance business increased $107.0 million due to more unfavorable actuarial assumption updates and model refinements in 2020 compared to 2019, $53.1 million from growth in the business, $46.0 million of higher non-COVID-19 claims and $25.6 million in COVID-19 claims.

Operating expenses in our Specialty Benefits insurance business increased $23.7 million due to growth and $22.9 million due to favorable actuarial assumption updates and model refinements in 2019. Operating expenses in our Individual Life insurance business decreased $28.5 million from expense management, largely offset by a $23.7 million increase due to growth in the business.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the years indicated:

	For the year ended
	December 31,
			Increase
	2020	2019	(decrease)

	(in millions)
Operating revenues:
Total operating revenues	$(39.7)	$(39.3)	$(0.4)
Expenses:
Total expenses	269.0	333.3	(64.3)
Pre‑tax operating earnings attributable to noncontrolling interest	17.7	7.7	10.0
Pre‑tax operating losses	$(326.4)	$(380.3)	$53.9

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Pre-Tax Operating Losses

Pre-tax operating losses decreased primarily due to expense decreases, including a $24.5 million decrease in strategic initiatives funded by the Corporate segment and a $20.9 million decrease in pension and OPEB expenses.

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

We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised at inopportune times. For example, as of December 31, 2020, approximately $10.8 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain surrender charges and other provisions limiting early surrenders.

The following table summarizes the withdrawal characteristics of our domestic general account investment contracts as of December 31, 2020.

	Contractholder funds	Percentage

	(in millions)
Not subject to discretionary withdrawal	$11,939.1	33.9%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	10,478.4	29.8
Market value adjustments	7,446.0	21.2
Subject to discretionary withdrawal without adjustments	5,313.2	15.1
Total domestic investment contracts	$35,176.7	100.0%

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

We had the following short-term credit facilities with various financial institutions as of December 31, 2020:

	Financing			Amount
Obligor/Applicant	structure	Maturity	Capacity	outstanding (3)

			(in millions)
PFG, PFS, and Principal Life as co‑borrowers (1)	Credit facility	November 2023	$600.0	$—
PFG, PFS, Principal Life and Principal Financial Services V (UK) LTD as co‑borrowers (1)	Credit facility	November 2023	200.0	—
Principal International Chile (2)	Unsecured lines of credit		186.6	84.7
Total			$986.6	$84.7
(1)	The credit facility was extended during the fourth quarter of 2018 and is supported by eighteen banks.
(2)	The unsecured lines of credit can be used for repurchase agreements or other borrowings. Each line has a maturity of less than one year.
(3)	The amount outstanding is reported in short-term debt on the consolidated statements of financial position.

The revolving credit facilities are committed and available for general corporate purposes. These credit facilities also provide 100% back-stop support for our commercial paper program, of which we had no outstanding balances as of December 31, 2020 and December 31, 2019. Most of the banks supporting the credit facilities have other relationships with us. Due to the financial strength and the strong relationships we have with these providers, we are comfortable we have very low risk the financial institutions would be unable or unwilling to fund these facilities.

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

Dividends from Principal Life, our primary subsidiary, are limited by Iowa law. Under Iowa law, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Commissioner of Insurance of the State of Iowa (the “Commissioner”) to pay stockholder dividends or make any other distribution if such distribution would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limitations. Extraordinary dividends include those made, together with dividends and other distributions, within the preceding twelve months that exceed the greater of (i) 10% of statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year, not to exceed earned surplus. Based on statutory results for the year ended December 31, 2020, the ordinary stockholder dividend limitation for Principal Life is approximately $932.5 million in 2021.

Total stockholder dividends paid by Principal Life to its parent in 2020 were $650.0 million, all of which was extraordinary and approved by the Commissioner. As of December 31, 2020, we had $2,879.5 million of cash and liquid assets held in our holding companies and other subsidiaries, which is available for corporate purposes. This includes assets in excess of targeted statutory capital ratios and immediate working capital needs. Corporate balances held in foreign holding companies meet the indefinite reinvestment exception (see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Income Taxes”).

In 2019, total stockholder dividends paid by Principal Life to its parent were $1,145.0 million, $975.0 million of which was extraordinary and approved by the Commissioner.

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

Net cash provided by operating activities was $3,738.6 million and $5,493.2 million for the years ended December 31, 2020 and 2019, respectively. Our insurance business typically generates positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The decrease in cash provided by operating activities was due to lower sales in the pension risk transfer and individual fixed annuities business in 2020 as compared to 2019. Cash provided by operating activities also decreased as a result of fluctuations in receivables and payables associated with the timing of settlements.

Net cash used in investing activities was $5,025.8 million and $7,688.5 million for the years ended December 31, 2020 and 2019, respectively. The decrease in cash used in investing activities was primarily due to cash paid for the Acquired Business in 2019. Additionally, cash used in investing activities decreased as a result of portfolio mix variances, including fewer net purchases of fixed maturities available-for-sale and equity securities with intent to hold in 2020.

Net cash provided by financing activities was $1,621.1 million and $1,733.7 million for the years ended December 31, 2020 and 2019, respectively. The decrease in cash provided by financing activities was primarily the result of a smaller increase in net banking operation deposits in 2020 as compared to 2019. The increased proceeds from issuance of long-term debt in 2020 was largely offset by increased principal repayments on long-term debt and repayment of short-term borrowings in 2020 as compared to net proceeds from issuance of short-term borrowings in 2019.

Shelf Registration. On April 29, 2020, our shelf registration statement was filed with the SEC and became effective. The shelf registration replaced the shelf registration that had been in effect since May 2017. Under our current shelf registration, we have the ability to issue, in unlimited amounts, unsecured senior debt securities or subordinated debt securities, junior subordinated debt, preferred stock, common stock, warrants, depositary shares, purchase contracts and purchase units of PFG. Our wholly owned subsidiary, PFS, may guarantee, fully and unconditionally or otherwise, our obligations with respect to any non-convertible securities, other than common stock, described in the shelf registration. For information on senior notes issued from our shelf registration, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 9, Debt.”

Short-Term Debt. For short-term debt information, see “Liquidity” and Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 9, Debt.”

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

Stockholders’ Equity. Proceeds from the issuance of our common stock were $42.8 million and $37.7 million in 2020 and 2019, respectively.

The following table summarizes our return of capital to common stockholders.

	For the year ended
	December 31,
	2020	2019

	(in millions)
Dividends to stockholders	$614.5	$606.0
Repurchase of common stock	307.0	281.0
Total cash returned to stockholders	$921.5	$887.0
Number of shares repurchased	5.9	5.5

For additional stockholders’ equity information, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 13, Stockholders’ Equity.”

Capitalization

The following table summarizes our capital structure:

	December 31, 2020	December 31, 2019

	($ in millions)
Debt:
Short‑term debt	$84.7	$93.4
Long‑term debt	4,279.2	3,734.1
Total debt	4,363.9	3,827.5
Total stockholders’ equity attributable to PFG	16,558.9	14,618.0
Total capitalization	$20,922.8	$18,445.5
Debt to equity	26%	26%
Debt to capitalization	21%	21%

Contractual Obligations

The following table presents payments due by period for long-term contractual obligations as of December 31, 2020.

		Payments due in year ending
					2026 and
Contractual obligations (1)	Total payments	2021	2022 ‑ 2023	2024 ‑ 2025	thereafter

	(in millions)
Contractholder funds (2)	$112,109.1	$6,923.5	$13,295.8	$11,121.8	$80,768.0
Future policy benefits and claims (3)	65,282.8	3,694.5	6,800.3	6,455.5	48,332.5
Long‑term debt (4)	4,279.2	2.0	625.2	415.7	3,236.3
Certificates of deposit (5)	423.6	193.7	158.4	71.3	0.2
Other long‑term liabilities (6)	2,800.5	2,473.8	88.7	72.7	165.3
Finance leases (7)	51.3	21.5	25.0	4.8	—
Long‑term debt interest (4)	2,502.0	166.5	313.0	283.5	1,739.0
Operating leases (8)	259.9	56.9	88.9	53.3	60.8
Purchase obligations (9)	2,027.9	1,941.5	64.6	13.6	8.2
Total contractual obligations	$189,736.3	$15,473.9	$21,459.9	$18,492.2	$134,310.3
(1)	Contractual obligations exclude short-term liabilities, other policyholder funds, taxes and short-term debt as these are not long-term and/or not contractual in nature. Contractual obligations also exclude obligations under our pension and OPEB plans as we do not anticipate contributions will be needed to satisfy the minimum funding requirements of ERISA for our qualified pension plan, nor do we anticipate contributions to the OPEB plans due to the funded status of the trust. In addition, separate account liabilities are excluded. Separate account liabilities represent the fair market value of the assets of the funds that are separately administered by us. Generally, the separate account contract owner, rather than us, bears the investment risk of these funds. The separate account liabilities are legally segregated and are not subject to claims that arise out of any other business of ours. Net deposits, net investment income and realized and unrealized capital gains and losses on the separate accounts are not reflected in the consolidated statements of operations. The separate account obligations will be fully funded by cash flows from the separate account assets.
(2)	Contractholder funds include GICs, funding agreements, individual fixed annuities, universal life insurance and other investment contracts. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 8, Insurance Liabilities” for additional information.

Amounts included in the contractholder funds line item reflect estimated cash payments to be made to policyholders. The sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount included in our consolidated statements of financial position as of December 31, 2020. The liability amount in our consolidated statements of financial position reflects either the account value (in the case of individual fixed annuities, universal life insurance and GICs) or the par value plus accrued interest and other adjustments (in the case of funding agreements and other investment contracts).

(3)	Amounts included in the future policy benefits and claims line item reflect estimated cash payments to be made to policyholders. The sum of the cash outflows shown for all years in the table exceeds the corresponding liability amount included in our consolidated statements of financial position as of December 31, 2020. The liability amount in our consolidated statements of financial position reflects estimated cash payments to policyholders, reductions for expected future premiums, assumptions with regard to the timing of cash payments and discounting for interest.
(4)	For long-term debt information, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 9, Debt.”
(5)	Amounts included in the certificates of deposit line item reflect estimated cash payments to be made, including expected interest payments. Certificates of deposit are reported with other liabilities on our consolidated statements of financial position.
(6)	Amounts included in the other long-term liabilities line item are contractual, non-cancelable and long-term in nature. The total payments primarily relate to savings deposits as well as premium associated with purchased option contracts where payments are made over the life of the contract. This line item excludes accruals, short-term items and items not contractual in nature.
(7)	Amounts included in the finance leases line item represent future minimum lease payments due under finance leases for buildings and hardware storage equipment. For finance lease information, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Contingencies, Guarantees, Indemnifications and Leases” under the caption, “Leases.”
(8)	Amounts included in the operating leases line item represent payments due under various operating leases for office space, data processing equipment and office furniture and equipment. For operating lease information, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Contingencies, Guarantees, Indemnifications and Leases” under the caption, “Leases.”
(9)	Purchase obligations include material contracts where we have a non-cancelable commitment to purchase goods and services in addition to commitments to originate loans and purchase investments.

Pension and OPEB Plan Funding

We have defined benefit pension plans covering substantially all of our U.S. employees and certain agents. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Employee and Agent Benefits” for a complete discussion of these plans and their effect on the consolidated financial statements.

We report the net funded status of our pension and OPEB plans in the consolidated statements of financial position. The net funded status represents the difference between the fair value of plan assets and the projected benefit obligation for pension and OPEB plans. The measurement of the net funded status can vary based upon the fluctuations in the fair value of the plan assets and the actuarial assumptions used for the plans as discussed below. The net underfunded status of the pension and OPEB obligation was $164.1 million pre-tax and $134.7 million pre-tax as of December 31, 2020 and 2019, respectively. Nonqualified pension plan assets are not included as part of the funding status mentioned above. The nonqualified pension plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The assets held in a Rabbi trust are available to satisfy the claims of general creditors only in the event of bankruptcy. Therefore, these assets are fully consolidated in our consolidated statements of financial position and are not reflected in our funded status as they do not qualify as plan assets under U.S. GAAP. The market value of assets held in these trusts was $394.8 million and $377.8 million as of December 31, 2020 and 2019, respectively.

Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contributions required under ERISA and, generally, not greater than the maximum amount that can be deducted for U.S. federal income tax purposes. We do not anticipate contributions will be needed in 2021 to satisfy the minimum funding requirements of ERISA for our qualified pension plan. We are unable to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2021 up to $100.0 million. This includes funding for both our qualified and nonqualified pension plans. We do not anticipate contributing to our OPEB plans in 2021.

Effective January 1, 2021, $655.5 million of assets in excess of the expected liability to cover the postretirement medical benefits for retirees were re-designated for non-retiree benefits. The elections were made pursuant to plan provisions which provide for assets in excess of 125% of expected liabilities to fund other benefits covered under the plans.

Contractual Commitments

We have made commitments to fund certain limited partnerships and other funds in which we are not the general partner or investment manager. As of December 31, 2020, the amount of unfunded commitments was $656.9 million. We are only required to fund additional equity under these commitments when called upon to do so by the partnership or fund; therefore, these commitments are not liabilities on our consolidated statements of financial position.

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

Guarantees and Indemnifications.  As of December 31, 2020, no significant changes to guarantees and indemnifications have occurred since December 31, 2019. For guarantee and indemnification information, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Contingencies, Guarantees, Indemnifications and Leases” under the caption, “Guarantees and Indemnifications.”

Financial Strength and Credit Ratings

Our ratings are influenced by the relative ratings of our peers/competitors as well as many other factors including our operating and financial performance, capital levels, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage and other factors.

A.M. Best, Fitch, and Moody’s have published their U.S. life insurance industry outlooks for 2021, which remain ‘negative’, citing economic uncertainty, investment performance and persistently low interest rates. S&P Global’s 2021 industry outlook remains ‘stable’.

In November 2020, Moody’s affirmed the ‘A1’ financial strength ratings of Principal Life and Principal National Life Insurance Company (“PNLIC”). Moody’s also affirmed PFG’s senior unsecured debt at ‘Baa1’, which is guaranteed by PFS. The outlook for PFG, Principal Life and its affiliates has been changed to ‘positive’ from ‘stable’. The outlook revision is due to good profitability and relatively strong financial flexibility.

In May 2020, Fitch affirmed the ‘AA-’ financial strength ratings of Principal Life and PNLIC. Fitch also affirmed PFG’s senior unsecured debt at ‘A-’. The outlook on all ratings was revised from ‘stable’ to ‘negative’. The outlook revision is due to the disruption to economic activity and the financial markets from the COVID-19 pandemic.

In April 2020, S&P affirmed the financial strength rating of Principal Life and PNLIC at ‘A+’. S&P also affirmed the issuer credit ratings of PFG and PFS at ‘A-‘. The outlook on all ratings changed from ‘stable’ to ‘negative’. The ratings outlook reflects weaker earnings potential and capital adequacy as a result of the global recession.

In February 2020, A.M. Best affirmed the financial strength ratings of Principal Life and PNLIC at ‘A+’. The outlook remains ‘stable’ for all financial strength ratings. The affirmation reflects the strength of our consolidated statement of financial positions as well as our strong operating performance, favorable business profile and very strong enterprise risk management. Concurrently, A.M. Best upgraded the Long-Term Issuer credit ratings. The ratings upgrade reflects the continued strengthening and evolution of our enterprise risk management capabilities. The outlook for the Long-Term Issuer credit rating was revised to ‘stable’ from ‘positive’.

The following table summarizes our significant financial strength and debt ratings from the major independent rating organizations. A rating is not a recommendation to buy, sell or hold securities. Such a rating may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	A.M. Best	Fitch	Moody’s	S&P
Principal Financial Group
Senior Unsecured Debt	a	A-	Baa1	A-
Junior Subordinated Debt	a-		Baa2	BBB
Long‑Term Issuer Default Rating		A
Principal Life Insurance Company
Insurer Financial Strength	A+	AA-	A1	A+
Issuer Credit Rating	aa
Commercial Paper	AMB‑1+		P‑1	A‑1+
Principal National Life Insurance Company
Insurer Financial Strength	A+	AA-	A1	A+

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

As of December 31, 2020, 41% of our net assets (liabilities) were Level 1, 56% were Level 2 and 3% were Level 3. Excluding separate account assets as of December 31, 2020, 3% of our net assets (liabilities) were Level 1, 97% were Level 2 and 0% were Level 3.

As of December 31, 2019, 41% of our net assets (liabilities) were Level 1, 55% were Level 2 and 4% were Level 3. Excluding separate account assets as of December 31, 2019, 3% of our net assets (liabilities) were Level 1, 97% were Level 2 and 0% were Level 3.

Changes in Level 3 Fair Value Measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2020, were $8,812.6 million as compared to $9,191.0 million as of December 31, 2019. The decrease was primarily related to net sales in our separate account assets, net transfers of certain structured fixed maturities out of Level 3 into Level 2 and investment and universal life contract embedded derivative losses largely due to market impacts. These decreases were partially offset by gains in our separate account assets.

Investments

We had total consolidated assets as of December 31, 2020, of $296,627.7 million, of which $106,306.9 million were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk; therefore, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of December 31, 2020, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans.

	December 31, 2020		December 31, 2019
	Carrying amount	% of total	Carrying amount	% of total

	($ in millions)
Fixed maturities:
Public	$51,966.5	49%	$46,432.9	48%
Private	27,275.9	26	24,349.2	24
Equity securities	2,013.4	2	1,879.4	2
Mortgage loans:
Commercial	15,398.4	14	14,992.7	16
Residential	1,944.6	2	1,494.2	2
Real estate held for sale	2.0	—	169.8	—
Real estate held for investment	1,795.3	2	1,545.0	2
Policy loans	784.0	1	798.0	1
Other investments	5,126.8	4	4,690.2	5
Total invested assets	106,306.9	100%	96,351.4	100%
Cash and cash equivalents	2,849.8		2,515.9
Total invested assets and cash	$109,156.7		$98,867.3

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

	For the year ended December 31,
	2020		2019		Increase (decrease)
	Yield	Amount	Yield	Amount	Yield	Amount

	($ in millions)
Fixed maturities	3.9%	$2,679.2	4.2%	$2,629.8	(0.3)%	$49.4
Equity securities	3.2	62.8	5.9	110.5	(2.7)	(47.7)
Mortgage loans — commercial	4.2	643.6	4.3	628.4	(0.1)	15.2
Mortgage loans — residential	4.7	81.1	5.5	78.6	(0.8)	2.5
Real estate	10.3	180.8	11.1	191.1	(0.8)	(10.3)
Policy loans	5.3	41.6	5.5	44.0	(0.2)	(2.4)
Cash and cash equivalents	0.6	17.4	2.4	65.3	(1.8)	(47.9)
Other investments	6.0	294.7	8.2	368.8	(2.2)	(74.1)
Total	4.1	4,001.2	4.5	4,116.5	(0.4)	(115.3)
Investment expenses	(0.1)	(110.6)	(0.1)	(118.1)	—	7.5
Net investment income	4.0%	$3,890.6	4.4%	$3,998.4	(0.4)%	$(107.8)

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net investment income from fixed maturities increased primarily due to higher average invested assets and prepayments, partially offset by lower yields in our U.S. operations.

Net investment income from equity securities decreased primarily due to unfavorable relative market performance on our required regulatory investments in our Latin America business.

Net investment income from cash and cash equivalents decreased primarily due to decreases in federal fund rates tied to our short-term investments.

Net investment income from other investments decreased primarily due to foreign currency headwinds and lower income from our equity method investments in Brazil.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains and losses for the years indicated.

	For the year ended
	December 31,
			Increase
	2020	2019	(decrease)

	(in millions)

Fixed maturities, available‑for‑sale — credit losses, including credit sales(1)	$(62.2)	$(43.5)	$(18.7)
Commercial mortgage loans — credit losses	(13.9)	(0.2)	(13.7)
Other ̶ credit losses	(1.5)	3.2	(4.7)
Fixed maturities, available‑for‑sale and trading — noncredit	122.7	32.8	89.9
Derivatives and related hedge activities (2)	114.9	(94.7)	209.6
Other gains	142.6	49.6	93.0
Net realized capital gains (losses)	$302.6	$(52.8)	$355.4
(1)	Upon adoption of authoritative guidance effective January 1, 2020, credit losses include credit sales, adjustments to the credit loss valuation allowance, write-offs and recoveries on available-for-sale securities. Prior to 2020, credit losses included credit sales, net other-than-temporary impairment losses and recoveries on available-for-sale securities.
(2)	Includes fixed maturities, trading net gains (losses) of $5.5 million and $10.4 million for the years ended December 31, 2020 and 2019, respectively, which are a component of the GMWB embedded derivative hedging program net realized capital gains (losses) reflected in this line.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Fixed maturities, available-for-sale and trading – noncredit increased due to noncredit gains related to portfolio rebalancing in 2020, partially offset by lower mark-to-market gains on trading fixed maturities.

Net realized losses on derivatives and related hedge activities increased primarily due to lower losses on the GMWB embedded derivatives, including changes in the spread reflecting our own creditworthiness, and related hedging instruments and increased gains on interest rate swaps not designated as hedging instruments due to changes in interest rates. Additionally, our Principal International segment had net realized capital gains on currency derivatives in 2020 compared to net realized capital losses in 2019 due to changes in exchange rates.

Other gains increased primarily due to gains on the sale of real estate investments in 2020 and an impairment of an equity method investment in 2019. These increases were partially offset by decreased gains from sponsored invested funds.

U.S. Investment Operations

Of our invested assets, $97,831.1 million were held by our U.S. operations as of December 31, 2020. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our Investment Committee, appointed by our Board of Directors, is responsible for establishing investment policies and monitoring risk limits and tolerances. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect customers’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

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

We purchase credit default swaps to hedge certain credit exposures in our investment portfolio. We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $125.0 million and $75.0 million as of December 31, 2020 and December 31, 2019, respectively. We sell credit default swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 5, Derivative Financial Instruments” under the caption, “Credit Derivatives Sold.”

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

	Weighted average loan‑to‑value ratio		Debt service coverage ratio
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
New mortgages	49%	51%	2.5x	2.4X
Entire mortgage portfolio	49%	45%	2.5x	2.6X

We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, were $9,372.5 million and 4.0%, respectively, as of December 31, 2020, and $3,135.5 million and 3.7%, respectively, as of December 31, 2019. In addition, the amortized cost and weighted average yield of RMBS, residential collateralized mortgage obligations, and asset-backed securities - home equity with material prepayment risk were $6,122.7 million and 3.0%, respectively, as of December 31, 2020, and $7,318.7 million and 3.1%, respectively, as of December 31, 2019.

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

	December 31, 2020		December 31, 2019
	Carrying amount	% of total	Carrying amount	% of total

	($ in millions)
Fixed maturities:
Public	$47,818.3	49%	$42,677.4	48%
Private	27,228.8	28	24,292.7	27
Equity securities	545.8	1	480.7	1
Mortgage loans:
Commercial	14,952.3	15	14,693.2	17
Residential	1,511.0	1	1,086.4	1
Real estate held for sale	1.2	—	169.0	—
Real estate held for investment	1,794.9	2	1,544.5	2
Policy loans	764.1	1	777.7	1
Other investments	3,214.7	3	2,841.7	3
Total invested assets	97,831.1	100%	88,563.3	100%
Cash and cash equivalents	2,607.2		2,312.1
Total invested assets and cash	$100,438.3		$90,875.4

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities. Included in the privately placed category as of December 31, 2020 and December 31, 2019, were $18.6 billion and $17.7 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

Fixed maturities were diversified by category of issuer, as shown in the following table for the years indicated.

	December 31, 2020		December 31, 2019
	Carrying amount	Percent of total	Carrying amount	Percent of total

	($ in millions)
U.S. government and agencies	$2,086.1	3%	$1,699.9	3%
States and political subdivisions	9,156.5	12	7,479.4	11
Non-U.S. governments	950.3	1	855.5	1
Corporate - public	24,944.6	33	21,846.1	33
Corporate - private	18,706.0	25	15,539.5	23
Residential mortgage-backed pass-through securities	3,165.0	4	3,259.1	5
Commercial mortgage-backed securities	4,936.9	7	4,844.9	7
Residential collateralized mortgage obligations	3,053.2	4	3,961.0	6
Asset-backed securities	8,048.5	11	7,484.7	11
Total fixed maturities	$75,047.1	100%	$66,970.1	100%

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 16% of total fixed maturities as of December 31, 2020 and 18% as of December 31, 2019. It is comprised of corporate and foreign government fixed maturities. The following table presents the carrying amount of our international exposure for our U.S. operation’s fixed maturities portfolio for the years indicated.

	December 31, 2020	December 31, 2019

	(in millions)
European Union, excluding UK	$3,015.5	$3,185.7
United Kingdom	2,135.7	2,535.1
Australia/New Zealand	2,106.6	1,646.8
Latin America	1,502.0	1,317.6
Asia-Pacific	1,372.1	1,656.3
Middle East and Africa	907.5	687.9
Europe, non-European Union	849.5	865.5
Other (1)	224.8	348.4
Total	$12,113.7	$12,243.3
(1)	Includes exposure from two countries and various supranational organizations as of both December 31, 2020, and December 31, 2019.

International fixed maturities exposure is determined by the country of risk of the obligor entity for the year ended December 31, 2020. Prior to December 31, 2020, international fixed maturities exposure was determined by the country of domicile of the parent entity. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of December 31, 2020 and December 31, 2019, our investments in Canada totaled $2,037.9 million and $2,111.9 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The following table presents our top ten exposures as of December 31, 2020.

Amortized cost
(in millions)
Berkshire Hathaway Inc.	$305.5
Emirate of Abu Dhabi	230.4
The Walt Disney Company	228.5
Comcast Corporation	227.1
Wells Fargo & Company	225.2
Microsoft Corporation	222.1
Sempra Energy	219.5
Anheuser-Busch InBev SA/NV	217.7
Duke Energy Corporation	215.0
JPMorgan Chase & Co.	214.6
Total top ten exposures	$2,305.6

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

	December 31, 2020			December 31, 2019
			Percent of			Percent of
	Amortized	Carrying	carrying	Amortized	Carrying	carrying
NAIC designation	cost	amount	amount	cost	amount	amount

	($ in millions)
1	$44,265.2	$48,772.3	65%	$43,619.2	$46,300.5	69%
2	19,106.8	21,827.8	29	16,658.4	18,079.2	27
3	3,720.5	3,910.5	5	2,211.6	2,310.5	3
4	524.3	513.6	1	230.0	227.6	1
5	19.9	17.1	—	51.7	46.1	—
6	10.3	5.8	—	6.3	6.2	—
Total fixed maturities	$67,647.0	$75,047.1	100%	$62,777.2	$66,970.1	100%

Fixed maturities included 59 securities with an amortized cost of $804.6 million, gross gains of $18.1 million, gross losses of $2.9 million and a carrying amount of $819.8 million as of December 31, 2020, that were still pending a review and assignment of a designation by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, we will always have securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent designation is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities. As of December 31, 2020, based on amortized cost, 88% of our CMBS portfolio had an NAIC designation of 1.

The following table presents our exposure by credit quality based on NAIC designations for our CMBS portfolio as of the years indicated.

	December 31, 2020		December 31, 2019
	Amortized	Carrying	Amortized	Carrying
NAIC designation	cost	amount	cost	amount

	(in millions)
1	$4,148.4	$4,315.3	$4,664.5	$4,769.9
2	114.5	122.7	50.3	49.8
3	378.7	403.8	16.6	16.8
4	87.3	90.5	—	—
5	4.4	2.9	9.2	7.0
6	3.2	1.7	1.5	1.4
Total (1)	$4,736.5	$4,936.9	$4,742.1	$4,844.9
(1)	The CMBS portfolio included agency CMBS with a $285.3 million amortized cost and a $297.3 million carrying amount as of December 31, 2020, and a $302.1 million amortized cost and a $303.1 million carrying amount as of December 31, 2019.

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

	December 31, 2020	December 31, 2019

	($ in millions)
Total fixed maturities (public and private)	$75,047.1	$66,970.1
Problem fixed maturities (1)	$31.7	$14.6
Potential problem fixed maturities	72.6	43.6
Total problem, potential problem and restructured fixed maturities	$104.3	$58.2
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	0.14%	0.09%
(1)	Upon adoption of authoritative guidance effective January 1, 2020, the problem fixed maturities carrying amount is net of the credit loss valuation allowance. Prior to 2020, the problem fixed maturities carrying amount was net of other-than-temporary impairment losses.

Fixed Maturities Credit Losses. Each reporting period, a group of individuals including the Chief Investment Officer, our Portfolio Managers, the assigned analysts and representatives from Investment Accounting review all securities to determine whether a credit loss exists. The analysis focuses on each issuer’s ability to service its debts in a timely fashion. Formal documentation of the analysis and our decision is prepared and approved by management. For additional details regarding our process to identify and evaluate securities with credit losses, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4, Investments” under the caption “Allowance for Credit Loss.”

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

The net realized loss relating to the change in the allowance for credit loss and credit related sales of fixed maturities was $61.9 million for the year ended December 31, 2020. The net realized loss relating to other-than-temporary credit impairments and credit related sales of fixed maturities was $43.5 million for the year ended December 31, 2019.

Fixed Maturities Available-for-Sale

The following tables present our fixed maturities available-for-sale by industry category, as of the years indicated.

	December 31, 2020
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount

	(in millions)
Finance — Banking	$4,924.8	$535.5	$12.5	$—	$5,447.8
Finance — Brokerage	760.5	100.6	0.1	—	861.0
Finance — Finance Companies	469.7	22.1	7.5	—	484.3
Finance — Financial Other	420.9	28.3	—	—	449.2
Finance — Insurance	2,670.4	512.0	0.1	—	3,182.3
Finance — Real estate investment trusts ("REITs")	2,147.7	231.4	0.3	—	2,378.8
Industrial — Basic Industry	1,871.7	252.1	—	—	2,123.8
Industrial — Capital Goods	2,305.3	279.3	2.9	—	2,581.7
Industrial — Communications	3,129.7	559.6	2.7	—	3,686.6
Industrial — Consumer Cyclical	1,897.9	187.9	3.7	—	2,082.1
Industrial — Consumer Non—Cyclical	4,467.5	721.2	1.3	—	5,187.4
Industrial — Energy	2,873.1	433.4	14.2	—	3,292.3
Industrial — Other	677.0	77.5	0.6	—	753.9
Industrial — Technology	2,180.3	293.8	2.4	—	2,471.7
Industrial — Transportation	2,175.9	298.4	12.6	—	2,461.7
Utility — Electric	4,005.4	649.4	2.9	—	4,651.9
Utility — Natural Gas	615.1	110.4	—	—	725.5
Utility — Other	384.8	50.0	—	—	434.8
Government guaranteed	193.3	43.7	—	—	237.0
Total corporate securities	38,171.0	5,386.6	63.8	—	43,493.8

Residential mortgage-backed pass-through securities	2,845.7	129.0	0.2	—	2,974.5
Commercial mortgage-backed securities	4,709.4	240.0	35.3	4.3	4,909.8
Residential collateralized mortgage obligations	2,905.7	149.4	2.7	—	3,052.4
Asset-backed securities — Home equity (1)	180.0	15.4	0.8	—	194.6
Asset-backed securities — All other	3,745.3	78.3	26.4	—	3,797.2
Collateralized debt obligations — Credit	16.8	—	5.1	—	11.7
Collateralized debt obligations — CMBS	—	0.7	—	—	0.7
Collateralized debt obligations — Loans	4,029.1	8.0	19.8	2.2	4,015.1
Total mortgage‑backed and other asset‑backed securities	18,432.0	620.8	90.3	6.5	18,956.0

U.S. government and agencies	1,870.1	226.0	10.5	—	2,085.6
States and political subdivisions	7,990.3	1,174.1	12.6	—	9,151.8
Non-U.S. governments	771.4	176.3	—	—	947.7
Total fixed maturities, available-for-sale	$67,234.8	$7,583.8	$177.2	$6.5	$74,634.9
(1)	This exposure is all related to sub-prime mortgage loans.

	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses (1)	amount

	(in millions)
Finance — Banking	$4,527.8	$290.6	$11.8	$4,806.6
Finance — Brokerage	559.4	48.0	—	607.4
Finance — Finance Companies	432.1	19.4	—	451.5
Finance — Financial Other	432.8	20.1	0.1	452.8
Finance — Insurance	2,359.1	327.2	0.9	2,685.4
Finance — REITs	1,640.2	115.7	0.4	1,755.5
Industrial — Basic Industry	1,485.6	126.2	0.1	1,611.7
Industrial — Capital Goods	2,073.7	151.6	0.9	2,224.4
Industrial — Communications	2,849.0	361.1	0.4	3,209.7
Industrial — Consumer Cyclical	1,475.4	99.8	2.5	1,572.7
Industrial — Consumer Non‑Cyclical	4,041.3	396.6	0.6	4,437.3
Industrial — Energy	2,917.9	344.6	7.5	3,255.0
Industrial — Other	473.6	27.6	1.0	500.2
Industrial — Technology	2,018.7	153.3	2.1	2,169.9
Industrial — Transportation	2,287.9	174.3	0.5	2,461.7
Utility — Electric	3,461.1	343.1	3.6	3,800.6
Utility — Natural Gas	619.2	54.0	0.4	672.8
Utility — Other	336.7	19.9	—	356.6
Government guaranteed	177.7	22.5	—	200.2
Total corporate securities	34,169.2	3,095.6	32.8	37,232.0

Residential mortgage‑backed pass‑through securities	2,908.7	71.9	3.8	2,976.8
Commercial mortgage‑backed securities	4,713.9	126.6	23.8	4,816.7
Residential collateralized mortgage obligations	3,885.8	79.0	8.6	3,956.2
Asset‑backed securities — Home equity (2)	237.1	14.5	0.6	251.0
Asset‑backed securities — All other	3,958.8	36.0	5.7	3,989.1
Collateralized debt obligations — Credit	16.8	—	4.7	12.1
Collateralized debt obligations — CMBS	—	0.9	—	0.9
Collateralized debt obligations — Loans	3,209.9	2.0	9.6	3,202.3
Total mortgage‑backed and other asset‑backed securities	18,931.0	330.9	56.8	19,205.1

U.S. government and agencies	1,603.8	98.6	3.0	1,699.4
States and political subdivisions	6,842.8	643.6	11.6	7,474.8
Non‑U.S. governments	724.6	128.4	—	853.0
Total fixed maturities, available‑for‑sale	$62,271.4	$4,297.1	$104.2	$66,464.3
(1)	Prior to the adoption of authoritative guidance effective January 1, 2020, the gross unrealized losses included other-than-temporary-impairment losses reported in AOCI.
(2)	This exposure is all related to sub-prime mortgage loans.

Of the $177.2 million in gross unrealized losses as of December 31, 2020, $0.4 million in losses were attributed to securities scheduled to mature in one year or less, $6.5 million attributed to securities scheduled to mature between one to five years, $27.2 million attributed to securities scheduled to mature between five to ten years, $52.8 million attributed to securities scheduled to mature after ten years and $90.3 million related to mortgage-backed and other ABS that are not classified by maturity year. As of December 31, 2020, we were in a $7,406.6 million net unrealized gain position as compared to a $4,192.9 million net unrealized gain position as of December 31, 2019. The $3,213.7 million increase in net unrealized gains for the year ended December 31, 2020, can be attributed to an approximate 97 basis points decrease in interest rates, partially offset by widening of spreads.

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

The following table presents our fixed maturities available-for-sale by investment grade and below investment grade as of the years indicated.

	December 31, 2020					December 31, 2019
		Gross	Gross	Allowance			Gross	Gross
	Amortized	unrealized	unrealized	for credit	Carrying	Amortized	unrealized	unrealized	Carrying
	cost	gains	losses	loss	amount	cost	gains	losses (1)	amount

	(in millions)
Investment grade:
Public	$40,025.5	$5,504.9	$58.8	$0.2	$45,471.4	$38,221.4	$3,143.4	$56.2	$41,308.6
Private	22,951.9	1,855.2	71.7	1.3	24,734.1	21,587.1	1,045.2	30.3	22,602.0
Below investment grade:
Public	1,912.8	127.3	19.0	—	2,021.1	912.9	47.8	6.6	954.1
Private	2,344.6	96.4	27.7	5.0	2,408.3	1,550.0	60.7	11.1	1,599.6
Total fixed maturities, available‑for‑sale	$67,234.8	$7,583.8	$177.2	$6.5	$74,634.9	$62,271.4	$4,297.1	$104.2	$66,464.3
(1)	Prior to the adoption of authoritative guidance effective January 1, 2020, the gross unrealized losses included other-than-temporary-impairment losses reported in AOCI.

The following tables present the carrying amount and the gross unrealized losses on our fixed maturities available-for-sale for which an allowance for credit loss has not been recorded by grade and aging category as of December 31, 2020.

	December 31, 2020
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses

	(in millions)
Investment grade:
Three months or less	$641.2	$6.3	$573.0	$4.5	$1,214.2	$10.8
Greater than three to six months	490.8	12.8	414.4	5.1	905.2	17.9
Greater than six to nine months	119.7	4.5	92.2	5.1	211.9	9.6
Greater than nine to twelve months	849.2	21.4	1,944.7	38.9	2,793.9	60.3
Greater than twelve to twenty-four months	67.7	2.9	144.7	1.1	212.4	4.0
Greater than twenty-four to thirty-six months	27.4	2.9	693.3	5.5	720.7	8.4
Greater than thirty-six months	85.0	8.0	85.9	11.2	170.9	19.2
Total fixed maturities, available‑for‑sale	$2,281.0	$58.8	$3,948.2	$71.4	$6,229.2	$130.2

	December 31, 2020
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses

	(in millions)
Below investment grade:
Three months or less	$10.2	$0.1	$75.6	$0.2	$85.8	$0.3
Greater than three to six months	29.9	0.1	81.8	1.5	111.7	1.6
Greater than six to nine months	7.6	0.5	—	—	7.6	0.5
Greater than nine to twelve months	212.7	13.0	348.5	13.8	561.2	26.8
Greater than twelve to twenty-four months	23.2	3.8	13.4	1.6	36.6	5.4
Greater than twenty-four to thirty-six months	8.5	1.2	62.0	1.9	70.5	3.1
Greater than thirty-six months	5.8	0.3	16.8	6.3	22.6	6.6
Total fixed maturities, available‑for‑sale	$297.9	$19.0	$598.1	$25.3	$896.0	$44.3

	December 31, 2020
	Problem, potential		All other fixed
	problem and restructured		maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses

	(in millions)
Estimated fair value had declined and remained below amortized cost by 20% or more:
Three months or less	$—	$—	$26.5	$9.0	$26.5	$9.0
Greater than three to six months	—	—	12.3	3.6	12.3	3.6
Greater than six to nine months	1.6	0.4	0.1	0.3	1.7	0.7
Greater than nine to twelve months	—	—	19.6	8.6	19.6	8.6
Greater than twelve months	0.1	0.4	11.7	5.2	11.8	5.6
Total fixed maturities, available‑for‑sale	$1.7	$0.8	$70.2	$26.7	$71.9	$27.5

The following tables present the carrying amount and the gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, on investment grade fixed maturities available-for-sale by grade and aging category as of December 31, 2019.

	December 31, 2019
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses

	(in millions)
Investment Grade:
Three months or less	$2,353.4	$22.7	$1,900.9	$6.7	$4,254.3	$29.4
Greater than three to six months	539.6	8.5	297.9	2.7	837.5	11.2
Greater than six to nine months	48.9	2.2	55.7	0.3	104.6	2.5
Greater than nine to twelve months	12.9	0.2	3.1	—	16.0	0.2
Greater than twelve to twenty‑four months	191.0	7.5	1,372.1	7.4	1,563.1	14.9
Greater than twenty‑four to thirty‑six months	201.6	2.2	400.9	5.3	602.5	7.5
Greater than thirty‑six months	574.2	12.9	190.7	7.9	764.9	20.8
Total fixed maturities, available‑for‑sale	$3,921.6	$56.2	$4,221.3	$30.3	$8,142.9	$86.5

	December 31, 2019
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses

	(in millions)
Below investment grade:
Three months or less	$24.4	$0.2	$61.3	$0.6	$85.7	$0.8
Greater than six to nine months	7.7	0.1	22.2	0.2	29.9	0.3
Greater than twelve to twenty‑four months	14.6	1.1	72.2	2.2	86.8	3.3
Greater than twenty‑four to thirty‑six months	13.1	2.3	3.7	0.7	16.8	3.0
Greater than thirty‑six months	10.6	2.9	27.4	7.4	38.0	10.3
Total fixed maturities, available‑for‑sale	$70.4	$6.6	$186.8	$11.1	$257.2	$17.7

	December 31, 2019
	Problem, potential		All other fixed
	problem and restructured		maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses

	(in millions)
Estimated fair value had declined and remained below amortized cost by 20% or more:
Three months or less	$—	$—	$2.5	$0.9	$2.5	$0.9
Greater than three to six months	—	—	5.1	2.7	5.1	2.7
Greater than six to nine months	0.4	0.1	0.1	—	0.5	0.1
Greater than nine to twelve months	3.4	2.0	0.2	0.1	3.6	2.1
Greater than twelve months	1.6	1.0	12.3	4.8	13.9	5.8
Total fixed maturities, available‑for‑sale	$5.4	$3.1	$20.2	$8.5	$25.6	$11.6

Mortgage Loans

Mortgage loans consist of commercial mortgage loans on real estate and residential mortgage loans. For further details about residential mortgage loans, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4, Investments” under the caption, “Financing Receivables.”

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

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 22% and 21% of our commercial mortgage loan portfolio before valuation allowance as of December 31, 2020 and December 31, 2019, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The typical borrower in our commercial loan portfolio is a single purpose entity or single asset entity. As of December 31, 2020 and December 31, 2019, the total number of commercial mortgage loans outstanding was 753 and 767, of which 44% and 46% were for loans with principal balances less than $10.0 million, respectively. The average loan size of our commercial mortgage portfolio was $19.9 million and $19.2 million as of December 31, 2020 and December 31, 2019, respectively.

Commercial Mortgage Loan Credit Monitoring.  For further details on monitoring and management of our commercial mortgage loan portfolio, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4, Investments” under the caption, “Financing Receivables Credit Monitoring.”

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

We did not have problem, potential problem and restructured commercial mortgage loans as of December 31, 2020 and December 31, 2019.

Commercial Mortgage Loan Valuation Allowance. We establish the commercial mortgage loan valuation allowance at levels considered adequate to absorb estimated expected credit losses within the portfolio. For further details on the commercial mortgage loan valuation allowance, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4, Investments” under the caption, “Financing Receivables Valuation Allowance.”

Real Estate

Real estate consists primarily of commercial equity real estate. As of December 31, 2020 and December 31, 2019, the carrying amount of our equity real estate investment was $1,796.1 million and $1,713.5 million, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $1,794.9 million and $1,544.5 million as of December 31, 2020 and December 31, 2019, respectively. The carrying value of real estate held for investment is generally adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized capital losses in our consolidated results of operations. Impairment adjustments recorded for the year ended December 31, 2020, were $0.5 million. Impairment adjustments recorded for the year ended December 31, 2019, were $0.6 million.

The carrying amount of real estate held for sale was $1.2 million and $169.0 million as of December 31, 2020 and December 31, 2019, respectively. Once we identify a real estate property to be sold and it is probable that it will be sold, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. The valuation allowance did not change for the year ended December 31, 2020 or for the year ended December 31, 2019.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country. As of December 31, 2020, our largest equity real estate portfolio concentration was in the Pacific (47%) region of the United States. By property type, our largest concentrations were in Apartments (32%), Industrial (30%), and Office (28%) as of December 31, 2020.

Other Investments

Our other investments totaled $3,214.7 million as of December 31, 2020, compared to $2,841.7 million as of December 31, 2019. Other investments include interests in unconsolidated entities, which include real estate properties owned jointly with venture partners and operated by the partners; sponsored investment funds; the cash surrender value of company owned life insurance; derivative assets and other investments.

International Investment Operations

Of our invested assets, $8,475.8 million were held by our Principal International segment as of December 31, 2020. The assets are primarily managed by the local Principal International affiliate. Due to the regulatory constraints in each location, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets is fixed maturities. The following table excludes invested assets of the separate accounts.

	December 31, 2020		December 31, 2019
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total

	($ in millions)
Fixed maturities:
Public	$4,148.2	49%	$3,755.5	48%
Private	47.1	1	56.5	2
Equity securities	1,467.6	17	1,398.7	18
Mortgage loans:
Commercial	446.1	5	299.5	4
Residential	433.6	5	407.8	5
Real estate held for sale	0.8	—	0.8	—
Real estate held for investment	0.4	—	0.5	—
Policy loans	19.9	—	20.3	—
Other investments:
Direct financing leases	710.7	8	782.9	10
Investment in unconsolidated operating entities	808.3	10	801.6	10
Derivative assets and other investments	393.1	5	264.0	3
Total invested assets	8,475.8	100%	7,788.1	100%
Cash and cash equivalents	242.6		203.8
Total invested assets and cash	$8,718.4		$7,991.9

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

Guaranteed Minimum Interest Rate Exposure.  The following table provides detail on the differences between the interest rates being credited to contractholders as of December 31, 2020, and the respective guaranteed minimum interest rates (“GMIRs”). Account values are broken down by GMIR level within the Retirement and Income Solutions and U.S. Insurance Solutions segments.

	Account values (1)
		Excess of crediting rates over GMIR:
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total

	($ in millions)
Guaranteed minimum interest rate
Retirement and Income Solutions
Up to 1.00%	$869.5	$106.5	$6,912.8	$3,664.9	$2,869.1	$14,422.8
1.01% ‑ 2.00%	160.4	735.2	143.3	435.9	—	1,474.8
2.01% ‑ 3.00%	4,648.2	—	—	—	—	4,648.2
3.01% ‑ 4.00%	185.4	—	—	—	—	185.4
Subtotal	5,863.5	841.7	7,056.1	4,100.8	2,869.1	20,731.2

U.S. Insurance Solutions
Up to 1.00%	—	22.6	—	—	—	22.6
1.01% ‑ 2.00%	336.3	—	353.5	451.3	203.1	1,344.2
2.01% ‑ 3.00%	963.2	1,336.8	638.3	107.4	0.3	3,046.0
3.01% ‑ 4.00%	1,726.6	31.2	21.0	29.7	3.5	1,812.0
4.01% ‑ 5.00%	49.9	4.2	3.6	1.6	—	59.3
Subtotal	3,076.0	1,394.8	1,016.4	590.0	206.9	6,284.1

Total	$8,939.5	$2,236.5	$8,072.5	$4,690.8	$3,076.0	$27,015.3
Percentage of total	33.1%	8.3%	29.9%	17.3%	11.4%	100.0%
(1)	Includes only the account values, net of policy loans, for products with GMIRs and discretionary crediting rates.

In addition to the domestic account values shown in the table above, Principal International had $609.3 million and $486.1 million of account values with GMIRs in Hong Kong and Brazil, respectively, as of December 31, 2020. The Brazil amount includes account values from an equity method subsidiary, adjusted to reflect the proportion of the subsidiary’s results reflected in our net income. Our liabilities in Principal International are generally denominated in the functional currency of the location of operation. The pattern of interest rate movements in our international operations will likely differ from the pattern of interest rate movements in the U.S.

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

We estimate a hypothetical 100 basis point immediate, parallel increase in interest rates would reduce the net reported fair value of our financial assets and derivatives by $5,430.2 million as of December 31, 2020, compared to $4,791.2 million as of December 31, 2019. This estimate only reflects the change in fair value for financial assets and derivatives reported at fair value on our consolidated statements of financial position. Assets and liabilities not reported at fair value on our consolidated statements of financial position – including mortgage loans, liabilities relating to insurance contracts, investment contracts, debt and bank deposits – are excluded from this sensitivity analysis. We believe the excluded liability items would economically serve as a partial offset to the net interest rate risk of the financial instruments included in the sensitivity analysis. Separate account assets and liabilities are also excluded from this estimate, as any interest rate risk is borne by the holder of the separate account. For more information on fair value measurements, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements."

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

Our net estimated potential loss in fair value as of December 31, 2020, increased $639.0 million from December 31, 2019, primarily due to an increase in the balance and duration of fixed maturities, available-for-sale. The increase in the balance of fixed maturities, available-for-sale was primarily driven by net purchase activity and a decline in interest rates. The increase in the duration of fixed maturities, available-for-sale was also driven by a decline in interest rates.

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

Use of Derivatives to Manage Interest Rate Risk.  We use various derivative financial instruments to manage our exposure to fluctuations in interest rates, including interest rate swaps, interest rate options, to be announced ("TBA") forwards, swaptions and futures. We use interest rate swaps and futures contracts to hedge changes in interest rates subsequent to the issuance of an insurance liability, such as a guaranteed investment contract, but prior to the purchase of a supporting asset, or during periods of holding assets in anticipation of near term liability sales. We use interest rate swaps and TBA forwards primarily to more closely match the interest rate characteristics of assets and liabilities. They can be used to change the sensitivity to the interest rate of specific assets and liabilities as well as an entire portfolio. We use interest rate options to manage prepayment risks in our assets and minimum guaranteed interest rates and lapse risks in our liabilities. We purchase swaptions to hedge interest rate exposure for certain assets and liabilities.

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

We estimate as of December 31, 2020, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency-denominated instruments identified above because we effectively hedge foreign currency-denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2019. However, fluctuations in foreign currency exchange rates do affect the translation of segment pre-tax operating earnings and equity of our international operations into our consolidated financial statements.

For our Principal International segment, we estimate a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $323.0 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of December 31, 2020, as compared to an estimated $311.4 million, or 10%, reduction as of December 31, 2019. We estimate a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $36.0 million, or 12%, reduction in segment pre-tax operating earnings of our international operations for the year ended December 31, 2020, as compared to an estimated $46.6 million, or 12%, reduction for the year ended December 31, 2019.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk.  The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $128.3 million as of both December 31, 2020 and December 31, 2019. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $679.2 million and $655.7 million as of December 31, 2020 and December 31, 2019, respectively.

With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our Principal International operations had currency swaps with a notional amount of $238.0 million and $243.2 million as of December 31, 2020 and December 31, 2019, respectively. Our Principal International operations also utilized currency forwards with a notional amount of $814.3 million and $855.2 million as of December 31, 2020 and December 31, 2019, respectively.

We use currency forwards to hedge certain net equity investments in our foreign operations, including certain sponsored investment funds. We held currency forwards with a notional amount of $301.5 million and $327.1 million as December 31, 2020 and December 31, 2019, respectively. We also utilized currency options with a notional amount $53.8 million as of December 31, 2019. No such options were utilized as of December 31, 2020.

Equity Risk

Equity risk is the risk we will incur economic losses due to adverse fluctuations in equity markets. As of December 31, 2020 and December 31, 2019, the fair value of our equity securities was $2,013.4 million and $1,879.4 million, respectively. We estimate a 10% decline in the prices of the equity securities would result in a decline in fair value of our equity securities of $201.3 million as of December 31, 2020, as compared to a decline in fair value of our equity securities of $187.9 million as of December 31, 2019.

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

Use of Derivatives to Manage Equity Risk.  We economically hedge the fixed deferred annuity and universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product’s profile or selling options to offset existing exposures. We economically hedged the GMWB exposure, which includes interest rate risk and equity risk, using futures, options and interest rate swaps with notional amounts of $389.5 million, $1,249.6 million, and $6,961.6 million, respectively, as of December 31, 2020, and notional amounts of $292.0 million, $1,079.6 million, and $5,003.1 million, respectively, as of December 31, 2019. The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Principal Financial Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Principal Financial Group, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Principal Financial Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 12, 2021, expressed an unqualified opinion thereon.

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
Des Moines, Iowa February 12, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Principal Financial Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Principal Financial Group, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2021 expressed an unqualified opinion thereon.

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

At December 31, 2020, the Company’s deferred acquisition costs totaled $3.4 billion.  As discussed in Note 1 of the consolidated financial statements, the carrying amount of the deferred acquisition costs is the total of costs deferred less amortization for which a significant portion of the amortization is calculated in relation to the present value of estimated gross profits. There is significant uncertainty inherent in calculating estimated gross profits as the calculation is sensitive to management’s best estimate of assumptions such as mortality, lapses, equity returns, general account investment yields and expenses.  Management’s assumptions are adjusted, also known as unlocking, based on actual policyholder behavior and market experience and projecting for expected trends.  The unlocking results in amortization being recalculated using the new assumptions for estimated gross profits, resulting either in additional or less cumulative amortization expense.

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

We involved actuarial specialists to assist with our audit procedures which included, among others, evaluating the methodology applied by management in determining the estimated gross profits with those methods used in prior periods and in the industry. To evaluate the significant assumptions used by management, we compared policyholder behavior assumptions that we identified as being higher risk to prior actual experience and management’s estimates of prospective changes in these assumptions. In addition, we compared equity returns and general account investment yields to historical assumptions and observable market data. We performed an independent recalculation of estimated gross profits for a sample of product cohorts for comparison with the actuarial model used by management.

Valuation of investments in securities
Description of the Matter

A subset of the Company’s $79.2 billion fixed-income securities portfolio exhibits higher estimation uncertainty when determining fair value. The fixed-income securities, which include bonds, asset-backed securities, redeemable preferred stock and certain non-redeemable preferred securities, are classified as either available-for-sale or trading and, accordingly, are carried at fair value in the consolidated statements of financial position. As discussed in Note 14 of the consolidated financial statements, for certain securities the Company obtains prices from third party pricing vendors, a subset of which exhibit higher estimation uncertainty given the characteristics of the security. In addition, the Company uses a matrix priced internal model to develop the fair value for a subset of corporate bonds. The fair value is developed using a risk spread which creates higher estimation uncertainty.

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
Des Moines, Iowa February 12, 2021

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	December 31,	December 31,
	2020	2019

	(in millions)
Assets
Fixed maturities, available-for-sale (2019 includes $99.4 million related to consolidated variable interest entities)	$78,710.3	$70,106.2
Fixed maturities, trading	532.1	675.9
Equity securities (2020 and 2019 include $902.5 million and $810.9 million related to consolidated variable interest entities)	2,013.4	1,879.4
Mortgage loans (2020 includes $319.0 million related to consolidated variable interest entities)	17,343.0	16,486.9
Real estate (2020 and 2019 include $476.8 million and $457.6 million related to consolidated variable interest entities)	1,797.3	1,714.8
Policy loans	784.0	798.0
Other investments (2020 and 2019 include $348.5 million and $263.7 million related to consolidated variable interest entities and $28.5 million and $22.8 million measured at fair value under the fair value option)	5,126.8	4,690.2
Total investments	106,306.9	96,351.4
Cash and cash equivalents	2,849.8	2,515.9
Accrued investment income	710.6	686.6
Premiums due and other receivables	1,723.8	1,740.3
Deferred acquisition costs	3,409.7	3,521.3
Property and equipment	1,019.0	967.7
Goodwill	1,711.0	1,693.8
Other intangibles	1,723.0	1,786.7
Separate account assets (2020 and 2019 include $41,138.9 million and $39,130.3 million related to consolidated variable interest entities)	175,951.4	165,468.0
Other assets	1,222.5	1,356.1
Total assets	$296,627.7	$276,087.8
Liabilities
Contractholder funds (2020 and 2019 include $388.6 million and $394.6 million related to consolidated variable interest entities)	$43,237.7	$41,367.5
Future policy benefits and claims	45,207.2	40,838.2
Other policyholder funds	1,059.4	959.4
Short-term debt	84.7	93.4
Long-term debt (2019 includes $64.2 million related to consolidated variable interest entities)	4,279.2	3,734.1
Income taxes currently payable	22.3	16.2
Deferred income taxes	2,330.8	1,796.6
Separate account liabilities (2020 and 2019 include $41,138.9 million and $39,130.3 million related to consolidated variable interest entities)	175,951.4	165,468.0
Other liabilities (2020 and 2019 include $24.5 million and $124.4 million related to consolidated variable interest entities)	7,582.1	6,863.7
Total liabilities	279,754.8	261,137.1

Redeemable noncontrolling interest (2020 and 2019 include $226.8 million and $215.4 million related to consolidated variable interest entities)	255.6	264.9

Stockholders' equity
Common stock, par value $0.01 per share; 2,500.0 million shares authorized; 481.9 million and 479.3 million shares issued as of 2020 and 2019; 273.3 million and 276.6 million shares outstanding as of 2020 and 2019	4.8	4.8
Additional paid-in capital	10,321.6	10,182.6
Retained earnings	11,838.0	11,074.3
Accumulated other comprehensive income	2,383.1	1,037.9
Treasury stock, at cost (208.6 million and 202.7 million shares as of 2020 and 2019)	(7,988.6)	(7,681.6)
Total stockholders' equity attributable to Principal Financial Group, Inc.	16,558.9	14,618.0
Noncontrolling interest	58.4	67.8
Total stockholders' equity	16,617.3	14,685.8
Total liabilities and stockholders' equity	$296,627.7	$276,087.8

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

	For the year ended December 31,
	2020	2019	2018

	(in millions, except per share data)
Revenues
Premiums and other considerations	$6,037.4	$7,866.6	$6,409.6
Fees and other revenues	4,511.1	4,409.9	4,273.8
Net investment income	3,890.6	3,998.4	3,629.2
Net realized capital gains (losses)	302.6	(52.8)	(75.4)
Total revenues	14,741.7	16,222.1	14,237.2
Expenses
Benefits, claims and settlement expenses	8,281.5	9,905.8	8,192.5
Dividends to policyholders	120.2	119.1	123.6
Operating expenses	4,646.5	4,503.9	4,136.7
Total expenses	13,048.2	14,528.8	12,452.8
Income before income taxes	1,693.5	1,693.3	1,784.4
Income taxes	265.0	249.2	230.7
Net income	1,428.5	1,444.1	1,553.7
Net income attributable to noncontrolling interest	32.7	49.9	7.2
Net income attributable to Principal Financial Group, Inc.	$1,395.8	$1,394.2	$1,546.5

Earnings per common share
Basic earnings per common share	$5.08	$5.00	$5.41

Diluted earnings per common share	$5.05	$4.96	$5.36

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Comprehensive Income

	For the year ended December 31,
	2020	2019	2018

	(in millions)
Net income	$1,428.5	$1,444.1	$1,553.7
Other comprehensive income (loss), net:
Net unrealized gains (losses) on available-for-sale securities	1,376.5	2,616.1	(1,529.6)
Noncredit component of impairment losses on fixed maturities, available-for-sale	—	3.0	26.4
Net unrealized gains (losses) on derivative instruments	(35.2)	(11.0)	16.0
Foreign currency translation adjustment	30.6	(78.7)	(287.6)
Net unrecognized postretirement benefit obligation	(24.9)	77.3	(60.9)
Other comprehensive income (loss)	1,347.0	2,606.7	(1,835.7)
Comprehensive income (loss)	2,775.5	4,050.8	(282.0)
Comprehensive income attributable to noncontrolling interest	34.5	53.6	2.7
Comprehensive income (loss) attributable to Principal Financial Group, Inc.	$2,741.0	$3,997.2	$(284.7)

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders' Equity

				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders'
	stock	capital	earnings	income (loss)	stock	interest	equity

	(in millions)
Balances as of January 1, 2018	$4.7	$9,925.2	$9,482.9	$165.5	$(6,729.0)	$72.6	$12,921.9
Common stock issued	0.1	63.9	—	—	—	—	64.0
Stock-based compensation	—	84.9	(7.7)	—	—	(0.4)	76.8
Treasury stock acquired, common	—	—	—	—	(671.6)	—	(671.6)
Dividends to common stockholders	—	—	(598.6)	—	—	—	(598.6)
Distributions to noncontrolling interest	—	—	—	—	—	(13.5)	(13.5)
Contributions from noncontrolling interest	—	—	—	—	—	3.3	3.3
Purchase of subsidiary shares from noncontrolling interest (1)	—	(20.6)	—	(1.6)	—	(1.8)	(24.0)
Adjustments to redemption amount of redeemable noncontrolling interest	—	7.3	—	—	—	(0.3)	7.0
Effects of implementation of accounting change related to equity investments, net	—	—	1.0	(1.0)	—	—	—
Effects of implementation of accounting change related to revenue recognition, net	—	—	(65.0)	25.6	—	(0.3)	(39.7)
Effects of implementation of accounting change related to intra-entity asset transfer taxes, net	—	—	8.7	—	—	—	8.7
Effects of implementation of accounting change related to the reclassification of certain tax effects, net	—	—	(77.6)	77.6	—	—	—
Net income (1)	—	—	1,546.5	—	—	9.3	1,555.8
Other comprehensive loss (1)	—	—	—	(1,831.2)	—	(2.9)	(1,834.1)
Balances as of December 31, 2018	4.8	10,060.7	10,290.2	(1,565.1)	(7,400.6)	66.0	11,456.0
Common stock issued	—	37.7	—	—	—	—	37.7
Stock-based compensation	—	89.7	(8.1)	—	—	0.3	81.9
Treasury stock acquired, common	—	—	—	—	(281.0)	—	(281.0)
Dividends to common stockholders	—	—	(606.0)	—	—	—	(606.0)
Distributions to noncontrolling interest	—	—	—	—	—	(20.9)	(20.9)
Contributions from noncontrolling interest	—	—	—	—	—	8.2	8.2
Purchase of subsidiary shares from noncontrolling interest (1)	—	(0.5)	—	—	—	(0.1)	(0.6)
Adjustments to redemption amount of redeemable noncontrolling interest	—	(5.0)	—	—	—	(0.4)	(5.4)
Effects of implementation of accounting change related to leases, net	—	—	4.0	—	—	—	4.0
Net income (1)	—	—	1,394.2	—	—	16.3	1,410.5
Other comprehensive income (1)	—	—	—	2,603.0	—	(1.6)	2,601.4
Balances as of December 31, 2019	4.8	10,182.6	11,074.3	1,037.9	(7,681.6)	67.8	14,685.8
Common stock issued	—	42.8	—	—	—	—	42.8
Stock-based compensation	—	96.3	(9.2)	—	—	—	87.1
Treasury stock acquired, common	—	—	—	—	(307.0)	—	(307.0)
Dividends to common stockholders	—	—	(614.5)	—	—	—	(614.5)
Distributions to noncontrolling interest	—	—	—	—	—	(40.3)	(40.3)
Contributions from noncontrolling interest	—	—	—	—	—	6.0	6.0
Purchase of subsidiary shares from noncontrolling interest (1)	—	—	—	—	—	(1.4)	(1.4)
Adjustments to redemption amount of redeemable noncontrolling interest	—	(0.1)	—	—	—	(0.1)	(0.2)
Effects of implementation of accounting change related to credit losses, net	—	—	(8.4)	—	—	—	(8.4)
Net income (1)	—	—	1,395.8	—	—	25.2	1,421.0
Other comprehensive income (1)	—	—	—	1,345.2	—	1.2	1,346.4
Balances as of December 31, 2020	$4.8	$10,321.6	$11,838.0	$2,383.1	$(7,988.6)	$58.4	$16,617.3
(1)	Excludes amounts attributable to redeemable noncontrolling interest. See Note 13, Stockholders’ Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2020	2019	2018

	(in millions)
Operating activities
Net income	$1,428.5	$1,444.1	$1,553.7
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital (gains) losses	(302.6)	52.8	75.4
Depreciation and amortization expense	251.9	226.8	205.1
Amortization of deferred acquisition costs and contract costs	412.9	371.4	277.3
Additions to deferred acquisition costs and contract costs	(499.9)	(515.5)	(443.4)
Stock-based compensation	87.6	82.6	77.4
Income from equity method investments, net of dividends received	(10.6)	(111.9)	(76.0)
Changes in:
Accrued investment income	(24.0)	(50.4)	(28.7)
Net cash flows for trading securities and equity securities with operating intent	144.2	(53.8)	(133.7)
Premiums due and other receivables	16.4	(247.6)	37.8
Contractholder and policyholder liabilities and dividends	1,591.2	3,599.9	3,610.2
Current and deferred income taxes	442.5	211.2	274.7
Real estate acquired through operating activities	(16.4)	(64.7)	(89.2)
Real estate sold through operating activities	195.5	136.1	133.6
Other assets and liabilities	(89.0)	401.1	(282.0)
Other	110.4	11.1	(35.7)
Net adjustments	2,310.1	4,049.1	3,602.8
Net cash provided by operating activities	3,738.6	5,493.2	5,156.5
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(15,713.4)	(14,137.1)	(13,909.8)
Sales	3,043.9	2,397.4	3,813.1
Maturities	8,819.5	7,064.2	6,217.6
Mortgage loans acquired or originated	(3,249.5)	(3,487.7)	(3,447.5)
Mortgage loans sold or repaid	2,477.2	2,335.9	2,228.4
Real estate acquired	(230.6)	(127.5)	(88.1)
Real estate sold	2.3	96.3	63.5
Net purchases of property and equipment	(108.8)	(132.4)	(92.3)
Purchase of business or interests in subsidiaries, net of cash acquired	-	(1,208.5)	(184.7)
Net change in other investments	(66.4)	(489.1)	(302.7)
Net cash used in investing activities	(5,025.8)	(7,688.5)	(5,702.5)
Financing activities
Issuance of common stock	42.8	37.7	64.0
Acquisition of treasury stock	(307.0)	(281.0)	(671.6)
Payments for financing element derivatives	(30.9)	(26.9)	(65.9)
Purchase of subsidiary shares from noncontrolling interest	(1.4)	(1.7)	(31.1)
Dividends to common stockholders	(614.5)	(606.0)	(598.6)
Issuance of long-term debt	608.9	504.9	80.8
Principal repayments of long-term debt	(65.8)	(32.2)	(1.3)
Net proceeds from (repayments of) short-term borrowings	(12.6)	57.5	8.5
Investment contract deposits	10,284.4	9,200.0	8,308.8
Investment contract withdrawals	(8,852.7)	(7,747.7)	(6,589.6)
Net increase in banking operation deposits	569.7	623.4	553.0
Other	0.2	5.7	(4.3)
Net cash provided by financing activities	1,621.1	1,733.7	1,052.7
Net increase (decrease) in cash and cash equivalents	333.9	(461.6)	506.7
Cash and cash equivalents at beginning of period	2,515.9	2,977.5	2,470.8
Cash and cash equivalents at end of period	$2,849.8	$2,515.9	$2,977.5
Supplemental information:
Cash paid for interest	$162.8	$157.7	$150.2
Cash received from income taxes	$(172.0)	$(8.5)	$(96.2)
Supplemental disclosure of non-cash activities:
Lease assets established upon adoption of accounting guidance	$—	$168.8	$—
Lease liabilities established upon adoption of accounting guidance	$—	$164.0	$—
Assets received in kind from pension risk transfer transactions	$1,325.2	$1,225.8	$—

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

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

Uncertainties, including those associated with the novel coronavirus ("COVID-19"), may impact our business, results of operations, financial condition and liquidity. Our use of estimates and assumptions affect amounts reported and disclosed and includes, but is not limited to, the fair value of investments in the absence of quoted market values, investment impairments and valuation allowances, the fair value of derivatives, deferred acquisition costs ("DAC") and other actuarial balances, measurement of goodwill and intangible assets, the liability for future policy benefits and claims, the value of pension and other postretirement benefits and accounting for income taxes and the valuation of deferred tax assets. Our estimates and assumptions could change in the future as more information becomes known about the impact of COVID-19. Our results of operations and financial condition may also be impacted by other uncertainties including evolving regulatory, legislative and standard-setter accounting interpretations and guidance.

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

December 31, 2020

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

2.

Market risk benefits, which are contracts or contract features that provide protection to the policyholder from capital market risk and expose us to other-than-nominal capital market risk, are measured at fair value. The periodic change in fair value is recognized in net income with the exception of the periodic change in fair value related to our own nonperformance risk, which is recognized in OCI.

3.

DAC and other actuarial balances for all insurance and annuity contracts will be amortized on a constant basis over the expected term of the related contracts.

4.

Additional disclosures are required, including disaggregated rollforwards of significant insurance liabilities and other account balances as well as disclosures about significant inputs, judgments, assumptions and methods used in measurement.

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

January 1, 2023

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

December 31, 2020

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

Credit losses

This authoritative guidance requires entities to use a current expected credit loss (“CECL”) model to measure impairment for most financial assets that are not recorded at fair value through net income. Under the CECL model, an entity will estimate lifetime expected credit losses considering available relevant information about historical events, current conditions and reasonable and supportable forecasts. The CECL model does not apply to available-for-sale debt securities; however, the credit loss calculation and subsequent recoveries for available-for-sale securities are required to be recorded through an allowance. This guidance also expands the required credit loss disclosures.

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

December 31, 2020

1. Nature of Operations and Significant Accounting Policies – (continued)

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters

Implementation costs in a cloud computing arrangement that is a service contract

This authoritative guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance can be applied either retrospectively or prospectively.

January 1, 2019

The effective date of the guidance was January 1, 2020; however, we elected to early-adopt this guidance on a prospective basis, effective January 1, 2019. This guidance did not have a material impact on our consolidated financial statements.

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

Leases

This authoritative guidance requires lessee recognition of lease assets and lease liabilities on the consolidated statements of financial position. The concept of an operating lease, where the lease assets and liabilities are not reported on the consolidated statements of financial position, is eliminated under the new guidance. For lessors, the guidance modifies lease classification criteria and accounting for certain types of leases. Other key aspects of the guidance relate to the removal of the current real estate-specific guidance and new presentation and disclosure requirements. Lessees and lessors are required to recognize and measure leases using a modified retrospective approach, which includes certain optional practical expedients that may be elected. We elected the alternative transition method, which allows entities to initially apply the new standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption.

January 1, 2019

We adopted the guidance using the modified retrospective approach. A cumulative effect adjustment of $4.0 million was recorded as an increase to retained earnings. See Note 12, Contingencies, Guarantees, Indemnifications and Leases, for further details.

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

December 31, 2020

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

Income tax - intra-entity transfers of assets

This authoritative guidance requires entities to recognize current and deferred income tax resulting from an intra-entity asset transfer when the transfer occurs. Prior to issuance of this guidance, U.S. GAAP did not allow recognition of income tax consequences until the asset had been sold to a third party. This guidance requires adoption through a cumulative effect adjustment to the consolidated statements of financial position as of the beginning of the fiscal year of adoption.

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

December 31, 2020

1. Nature of Operations and Significant Accounting Policies – (continued)

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters

Financial instruments - recognition and measurement
This authoritative guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The guidance eliminated the classification of equity securities into different categories (trading or available-for-sale) and requires equity investments to be measured at fair value with changes in the fair value recognized through net income. The guidance also updated certain financial instrument disclosures and eliminated the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments that are measured at amortized cost on the consolidated statements of financial position.

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

Presentation of net periodic pension cost and net periodic postretirement benefit cost

This authoritative guidance requires that an employer disaggregate the service cost component from the other components of net benefit cost. The guidance also provides explicit guidance on the presentation of the service cost component and the other components of net benefit cost in the consolidated statements of operations and allows only the service cost component of net benefit cost to be eligible for capitalization.

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

December 31, 2020

1. Nature of Operations and Significant Accounting Policies – (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

1. Nature of Operations and Significant Accounting Policies – (continued)

The amortized cost of fixed maturities includes cost adjusted for amortization of premiums and discounts, computed using the interest method. The amortized cost of fixed maturities, available-for-sale is adjusted for changes in fair value of the hedged portions of securities in fair value hedging relationships and excludes accrued interest receivable. Accrued interest receivable is reported in accrued investment income on the consolidated statements of financial position. Beginning in 2020, fixed maturities, available-for-sale are subject to an allowance for credit loss and changes in the allowance are reported in net income as a component of net realized capital gains (losses). Prior to 2020, the amortized cost of fixed maturities classified as available-for-sale was adjusted for declines in value that were other than temporary. Prior to 2020, impairments in value deemed to be other than temporary were primarily reported in net income as a component of net realized capital gains (losses), with noncredit impairment losses for certain fixed maturities, available-for-sale reported in OCI. Interest income, as well as prepayment fees and the amortization of the related premium or discount, is reported in net investment income. For loan-backed and structured securities, we recognize income using a constant effective yield based on currently anticipated cash flows.

Commercial and residential mortgage loans are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances. Amortized cost excludes accrued interest receivable. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Interest income, as well as prepayment of fees and the amortization of the related premium or discount, is reported in net investment income on the consolidated statements of operations. Accrued interest receivable is reported in accrued investment income on the consolidated statements of financial position. Any changes in the loan valuation allowances are reported in net realized capital gains (losses) on the consolidated statements of operations. See Note 4, Investments, for further details of our valuation allowance.

Our commercial and residential mortgage loan portfolios can include loans that have been modified. We assess loan modifications on a case-by-case basis to evaluate whether a troubled debt restructuring (“TDR”) has occurred. In response to COVID-19, the Coronavirus Aid, Relief and Economic Security Act, which was subsequently amended by the Consolidated Appropriations Act, 2021, (collectively the “CARES Act”) provides a temporary suspension of TDR accounting for certain COVID-19 related loan modifications where the loan was not more than 30 days past due as of December 31, 2019. We elected the TDR relief in the CARES Act beginning in the second quarter of 2020. The CARES Act TDR relief does not apply to modifications completed subsequent to the earlier of 60 days after the national emergency related to COVID-19 ends, or January 1, 2022. In addition, the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (As Revised on April 7, 2020) (“Interagency Statement”) provides additional guidance to determine if a short-term COVID-19 related loan modification is a TDR. We consider the CARES Act and the Interagency Statement when assessing loan modifications to determine whether a TDR has occurred. See Note 4, Investments, under the caption “Mortgage Loan Modifications” for further details.

Real estate investments are reported at cost less accumulated depreciation. The initial cost bases of properties acquired through loan foreclosures are the lower of the fair market values of the properties at the time of foreclosure or the outstanding loan balance. Buildings and land improvements are generally depreciated on the straight-line method over the estimated useful life of improvements and tenant improvement costs are depreciated on the straight-line method over the term of the related lease. We recognize impairment losses for properties when indicators of impairment are present and a property's expected undiscounted cash flows are not sufficient to recover the property's carrying value. In such cases, the cost basis of the property is reduced to fair value. Real estate expected to be disposed is carried at the lower of cost or fair value, less cost to sell, with valuation allowances established accordingly and depreciation no longer recognized. The carrying amount of real estate held for sale was $2.0 million and $169.8 million as of December 31, 2020 and 2019, respectively. Any impairment losses and any changes in valuation allowances are reported in net income.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

1. Nature of Operations and Significant Accounting Policies – (continued)

Net realized capital gains and losses on sales of investments are determined on the basis of specific identification. In general, in addition to realized capital gains and losses on investment sales and periodic settlements on derivatives not designated as hedges, we report gains and losses related to the following in net realized capital gains (losses) on the consolidated statements of operations: mark-to-market adjustments on equity securities, mark-to-market adjustments on certain fixed maturities, trading, mark-to-market adjustments on sponsored investment funds, mark-to-market adjustments on derivatives not designated as hedges, cash flow hedge gains (losses) when the hedged item impacts realized capital gains (losses), changes in the valuation allowance for fixed maturities, available-for-sale and certain financing receivables, impairments of real estate held for investment, impairments of equity method investments and, prior to 2020, other-than-temporary impairments of securities and subsequent realized recoveries. Investment gains and losses on sales of certain real estate held for sale due to investment strategy and mark-to-market adjustments on certain securities carried at fair value with an investment objective to realize economic value through mark-to-market changes are reported as net investment income and are excluded from net realized capital gains (losses).

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

Our accounting for the ongoing changes in fair value of a derivative depends on the intended use of the derivative and the designation, as described above, and is determined when the derivative contract is entered into or at the time of redesignation. Hedge accounting is used for derivatives that are specifically designated in advance as hedges and that reduce our exposure to an indicated risk by having a high correlation between changes in the value of the derivatives and the items being hedged at both the inception of the hedge and throughout the hedge period. Cash flows associated with derivatives are included within operating and financing activities in the consolidated statements of cash flows.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

1. Nature of Operations and Significant Accounting Policies – (continued)

Fair Value Hedges. When a derivative is designated as a fair value hedge and is determined to be highly effective, changes in its fair value, along with changes in the fair value of the hedged asset, liability or firm commitment attributable to the hedged risk, are reported in the same consolidated statements of operations line item that is used to report the earnings effect of the hedged item. For fair value hedges of fixed maturities, available-for-sale, these changes in fair value are reported in net investment income. Prior to 2019, these changes in fair value were recorded in net realized capital gains (losses). A fair value hedge determined to be highly effective may still result in a mismatch between the change in the fair value of the hedging instrument and the change in the fair value of the hedged item attributable to the hedged risk.

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

December 31, 2020

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

Reserves for individual and group annuities that provide periodic income payments, nonparticipating term life insurance and disability income contracts are computed on a basis of assumed investment yield, mortality, morbidity and expenses, including a provision for adverse deviation, which generally varies by plan, year of issue and policy duration. Investment yield is based on our experience. Mortality, morbidity and withdrawal rate assumptions are based on our experience and are periodically reviewed against both industry standards and experience. For long-duration insurance contracts, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves may also be established for short-duration contracts to provide for expected future losses.

Reserves for participating life insurance contracts are based on the net level premium reserve for death and endowment policy benefits. This net level premium reserve is calculated based on dividend fund interest rates and mortality rates guaranteed in calculating the cash surrender values described in the contract.

Participating business represented approximately 5%, 6% and 7% of our life insurance in force and 20%, 23% and 26% of the number of life insurance policies in force as of December 31, 2020, 2019 and 2018, respectively. Participating business represented approximately 24%, 21% and 24% of life insurance premiums for the years ended December 31, 2020, 2019 and 2018, respectively. The amount of dividends to policyholders is declared annually by Principal Life's Board of Directors. The amount of dividends to be paid to policyholders is determined after consideration of several factors including interest, mortality, morbidity and other expense experience for the year and judgment as to the appropriate level of statutory surplus to be retained by Principal Life. At the end of the reporting period, Principal Life establishes a dividend liability for the pro rata portion of the dividends expected to be paid on or before the next policy anniversary date.

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

December 31, 2020

1. Nature of Operations and Significant Accounting Policies – (continued)

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

We did not make any significant changes to our methodologies or assumptions used to calculate the liability for unpaid claims for short-duration contracts during 2020.

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

December 31, 2020

1. Nature of Operations and Significant Accounting Policies – (continued)

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

December 31, 2020

1. Nature of Operations and Significant Accounting Policies – (continued)

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

Reinsurance

We enter into reinsurance agreements with other companies in the normal course of business in order to limit losses and minimize exposure to significant risks. We may assume reinsurance from or cede reinsurance to other companies. Assets and liabilities related to reinsurance ceded are reported on a gross basis. Premiums and expenses are reported net of reinsurance ceded. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. We are contingently liable with respect to reinsurance ceded to other companies in the event the reinsurer is unable to meet the obligations it has assumed. As of December 31, 2020 and 2019, we had $1,095.3 million and $997.8 million of net ceded reinsurance recoverables, respectively, which does not reflect potentially offsetting impacts of collateral. The reinsurance recoverable is recognized in premiums due and other receivables on the consolidated statements of financial position. As of December 31, 2020 and 2019, $506.3 million, or 97%, and $457.2 million, or 98%, were with our five largest ceded reinsurers, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

1. Nature of Operations and Significant Accounting Policies – (continued)

The effects of reinsurance on premiums and other considerations and policy and contract benefits were as follows:

	For the year ended December 31,
	2020	2019	2018

	(in millions)
Premiums and other considerations:
Direct	$6,645.4	$8,428.1	$6,928.3
Assumed	1.7	1.6	1.7
Ceded	(609.7)	(563.1)	(520.4)
Net premiums and other considerations	$6,037.4	$7,866.6	$6,409.6
Benefits, claims and settlement expenses:
Direct	$8,788.3	$10,463.6	$8,667.7
Assumed	21.8	23.1	24.9
Ceded	(528.6)	(580.9)	(500.1)
Net benefits, claims and settlement expenses	$8,281.5	$9,905.8	$8,192.5

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

As of December 31, 2020 and December 31, 2019, the separate accounts included a separate account valued at $80.4 million and $100.4 million, respectively, which primarily included shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

1. Nature of Operations and Significant Accounting Policies – (continued)

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

Goodwill and Other Intangibles

Goodwill and other intangible assets include the cost of acquired subsidiaries in excess of the fair value of the net tangible assets recorded in connection with acquisitions. Goodwill and indefinite-lived intangible assets are not amortized. Rather, they are tested for impairment during the third quarter each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is tested at the reporting unit level, which is the same level as or one level below the operating segment, if financial information is prepared and regularly reviewed by management at that level. Once goodwill has been assigned to a reporting unit, it is no longer associated with a particular acquisition; therefore, all of the activities within a reporting unit, whether acquired or organically grown, are available to support the goodwill value. Impairment testing for indefinite-lived intangible assets primarily consists of a qualitative assessment to determine if a quantitative assessment is needed for a comparison of the fair value of the intangible asset with its carrying value.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

2. Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill reported in our segments were as follows:

	Retirement	Principal		U.S.
	and Income	Global	Principal	Insurance
	Solutions	Investors	International	Solutions	Corporate	Consolidated

	(in millions)
Balance as of January 1, 2019	$57.4	$307.3	$676.6	$56.6	$2.1	$1,100.0
Goodwill from acquisitions (1)	618.5	6.5	—	—	(1.1)	623.9
Foreign currency	—	1.5	(31.6)	—	—	(30.1)
Other (2)	—	2.2	(2.2)	—	—	—
Balance as of December 31, 2019	675.9	317.5	642.8	56.6	1.0	1,693.8
Foreign currency	—	3.4	13.8	—	—	17.2
Balance as of December 31, 2020	$675.9	$320.9	$656.6	$56.6	$1.0	$1,711.0
(1)	Relates to the acquisitions of: a) Wells Fargo Institutional Retirement & Trust business consolidated within our Retirement and Income Solutions segment; b) a consolidating interest in Finisterre Capital LLP within our Principal Global Investors segment for which we previously held an equity method interest; c) measurement period adjustments related to RobustWealth within our Principal Global Investors segment and Corporate segment.
(2)	Relates to the movement of our investment management company in Brazil from the Principal International segment to the Principal Global Investors segment.

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

Finite Lived Intangible Assets

Amortized intangible assets primarily relate to customer relationship intangibles associated with the Acquired Business and previous acquisitions in Chile, Mexico and Hong Kong. The finite lived intangible assets that continue to be subject to amortization over a weighted average remaining expected life of 17 years were as follows:

	December 31,
	2020	2019

	(in millions)
Gross carrying value	$1,338.2	$1,346.3
Accumulated amortization	405.6	343.2
Net carrying value	$932.6	$1,003.1

During 2020, we fully amortized other finite lived intangible assets of $18.7 million.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

2. Goodwill and Other Intangible Assets – (continued)

The amortization expense for intangible assets with finite useful lives was $73.5 million, $62.8 million and $53.9 million for 2020, 2019 and 2018, respectively. As of December 31, 2020, the estimated amortization expense for the next five years is as follows (in millions):

Year ending December 31:
2021	$75.1
2022	73.9
2023	71.2
2024	70.0
2025	68.2

Indefinite Lived Intangible Assets

The net carrying amount of unamortized indefinite lived intangible assets was $790.4 million and $783.6 million as of December 31, 2020 and 2019, respectively. As of both December 31, 2020 and 2019, $608.0 million relates to investment management contracts associated with our acquisition of WM Advisors, Inc. in 2006. The remaining balance primarily relates to the trade name intangible associated with our acquisition of Administradora de Fondos de Pensiones Cuprum S.A. ("Cuprum") in 2013.

3. Variable Interest Entities

We have relationships with various types of entities which may be VIEs. Certain VIEs are consolidated in our financial results. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Consolidation” for further details of our consolidation accounting policies. We did not provide financial or other support to investees designated as VIEs for the periods ended December 31, 2020 and December 31, 2019.

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

December 31, 2020

3. Variable Interest Entities – (continued)

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

Residential Mortgage Loans

We invested in an ABS trust. The trust issued various collateralized mortgage obligation certificates and purchased residential mortgage loans. The trust is considered a VIE due to insufficient equity to sustain itself. We concluded that we are the primary beneficiary as we have purchased substantially all of the certificates and have the obligation to absorb losses that could potentially be significant to the VIE.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

3. Variable Interest Entities – (continued)

Assets and Liabilities of Consolidated Variable Interest Entities

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	December 31, 2020		December 31, 2019
	Total	Total	Total	Total
	assets	liabilities	assets	liabilities

	(in millions)
Grantor trust (1)	$—	$—	$99.9	$98.6
Mandatory retirement savings funds (2)	41,995.2	41,527.9	39,891.1	39,524.9
Real estate (3)	499.0	21.3	479.7	88.0
Sponsored investment funds (4)	419.5	3.2	331.4	2.2
Residential mortgage loans (5)	319.8	—	—	—
Total	$43,233.5	$41,552.4	$40,802.1	$39,713.7
(1)	The assets of the grantor trust were primarily fixed maturities, available-for-sale. The liabilities were primarily other liabilities that reflected an embedded derivative of the forecasted transaction to deliver the underlying securities.
(2)	The assets of the mandatory retirement savings funds primarily include separate account assets and equity securities. The liabilities primarily include separate account liabilities and contractholder funds.
(3)	The assets of the real estate VIEs primarily include real estate and cash. Liabilities primarily include other liabilities and included long-term debt as of December 31, 2019.
(4)	The assets of sponsored investment funds are primarily fixed maturities and equity securities, certain of which are reported with other investments, and cash. The consolidated statements of financial position included a $226.8 million and $215.4 million redeemable noncontrolling interest for sponsored investment funds as of December 31, 2020 and December 31, 2019, respectively.
(5)	The assets of the residential mortgage loans VIE primarily include residential mortgage loans. The liabilities of the VIE are eliminated in our consolidated results.

Unconsolidated Variable Interest Entities

We hold a variable interest in a number of VIEs where we are not the primary beneficiary. Our investments in these VIEs are reported in fixed maturities, available-for-sale; fixed maturities, trading; equity securities and other investments in the consolidated statements of financial position and are described below.

Unconsolidated VIEs include certain commercial mortgage-backed securities (“CMBS”), residential mortgage-backed pass-through securities ("RMBS") and other ABS. All of these entities were deemed VIEs because the equity within these entities is insufficient to sustain them. We determined we are not the primary beneficiary in the entities within these categories of investments. This determination was based primarily on the fact we do not own the class of security that controls the unilateral right to replace the special servicer or equivalent function.

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

December 31, 2020

3. Variable Interest Entities – (continued)

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

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to
	Asset carrying value	loss (1)

	(in millions)
December 31, 2020
Fixed maturities, available-for-sale:
Corporate	$296.9	$285.7
Residential mortgage-backed pass-through securities	2,986.8	2,857.6
Commercial mortgage-backed securities	4,942.3	4,741.2
Collateralized debt obligations (2)	4,027.5	4,045.9
Other debt obligations	7,045.9	6,832.6
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	190.5	190.5
Commercial mortgage-backed securities	27.1	27.1
Collateralized debt obligations (2)	20.6	20.6
Other debt obligations	9.4	9.4
Equity securities	121.7	121.7
Other investments:
Other limited partnership and fund interests (3)	999.1	1,739.0

December 31, 2019
Fixed maturities, available-for-sale:
Corporate	$238.2	$225.7
Residential mortgage-backed pass-through securities	2,982.4	2,913.9
Commercial mortgage-backed securities	4,850.2	4,746.6
Collateralized debt obligations (2)	3,215.3	3,226.7
Other debt obligations	8,191.1	8,076.4
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	282.3	282.3
Commercial mortgage-backed securities	28.2	28.2
Collateralized debt obligations (2)	20.9	20.9
Other debt obligations	13.2	13.2
Equity securities	123.2	123.2
Other investments:
Other limited partnership and fund interests (3)	911.9	1,467.0
(1)	Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale. Our risk of loss is limited to our investment measured at fair value for our fixed maturities, trading and equity securities. Our risk of loss is limited to our carrying value plus any unfunded commitments and/or guarantees and similar provisions for our other investments. Unfunded commitments are not liabilities on our consolidated statements of financial position because we are only required to fund additional equity when called upon to do so by the general partner or investment manager.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(3)	As of December 31, 2020 and December 31, 2019, the maximum exposure to loss for other limited partnership and fund interests includes $141.2 million and $129.1 million, respectively, of debt within certain of our managed international real estate funds that is fully secured by assets whose value exceeds the amount of the debt, but also includes recourse to the investment manager.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

3. Variable Interest Entities – (continued)

Money Market Funds

We are the investment manager for certain money market mutual funds. These types of funds are exempt from assessment under any consolidation model due to a scope exception for money market funds registered under Rule 2a-7 of the Investment Company Act of 1940 or similar funds. As of December 31, 2020 and December 31, 2019, money market mutual funds we manage held $4.4 billion and $4.0 billion in total assets, respectively. We have no contractual obligation to contribute to these funds; however, we provide support through the waiver of fees and through expense reimbursements. The amount of fees waived and expenses reimbursed was insignificant.

4. Investments

Fixed Maturities and Equity Securities

Available -for-sale securities were as follows:

		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit
	cost (1)	gains	losses	loss	Fair value

	(in millions)
December 31, 2020
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,893.1	$228.9	$10.5	$—	$2,111.5
Non-U.S. governments	881.6	192.1	—	—	1,073.7
States and political subdivisions	8,004.9	1,175.5	12.6	—	9,167.8
Corporate	41,289.9	6,160.9	95.1	0.9	47,354.8
Residential mortgage-backed pass-through securities	2,857.6	129.4	0.2	—	2,986.8
Commercial mortgage-backed securities	4,741.2	241.3	35.9	4.3	4,942.3
Collateralized debt obligations (2)	4,045.9	8.7	24.9	2.2	4,027.5
Other debt obligations	6,832.6	243.2	29.9	—	7,045.9
Total fixed maturities, available-for-sale	$70,546.8	$8,380.0	$209.1	$7.4	$78,710.3

					Other-than-
		Gross	Gross		temporary
	Amortized	unrealized	unrealized		impairments in
	cost	gains	losses	Fair value	OCI (3)

	(in millions)
December 31, 2019
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,627.0	$100.2	$3.0	$1,724.2	$—
Non-U.S. governments	852.3	144.1	0.2	996.2	—
States and political subdivisions	6,857.1	644.5	11.6	7,490.0	—
Corporate	36,993.1	3,706.5	52.2	40,647.4	—
Residential mortgage-backed pass-through securities	2,913.9	72.3	3.8	2,982.4	—
Commercial mortgage-backed securities	4,746.6	127.6	24.0	4,850.2	15.8
Collateralized debt obligations (2)	3,226.7	2.9	14.3	3,215.3	0.9
Other debt obligations	8,085.8	129.6	14.9	8,200.5	31.7
Total fixed maturities, available-for-sale	$65,302.5	$4,927.7	$124.0	$70,106.2	$48.4
(1)	Amortized cost excludes accrued interest receivable of $552.5 million as of December 31, 2020.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(3)	Excludes $62.3 million as of December 31, 2019, of net unrealized gains on impaired fixed maturities, available-for-sale related to changes in fair value subsequent to the impairment date, which are included in gross unrealized gains and gross unrealized losses.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

4. Investments – (continued)

The amortized cost and fair value of fixed maturities, available-for-sale as of December 31, 2020, by expected maturity, were as follows:

	Amortized cost	Fair value

	(in millions)
Due in one year or less	$2,336.5	$2,372.9
Due after one year through five years	10,831.5	11,570.0
Due after five years through ten years	14,032.7	15,601.5
Due after ten years	24,868.8	30,163.4
Subtotal	52,069.5	59,707.8
Mortgage-backed and other asset-backed securities	18,477.3	19,002.5
Total	$70,546.8	$78,710.3

Actual maturities may differ because borrowers may have the right to call or prepay obligations. Our portfolio is diversified by industry, issuer and asset class. Credit concentrations are managed to established limits.

Net Investment Income

Major components of net investment income were as follows:

	For the year ended December 31,
	2020	2019	2018

	(in millions)
Fixed maturities, available-for-sale (1)	$2,660.5	$2,606.0	$2,479.9
Fixed maturities, trading	18.7	23.8	26.4
Equity securities	62.8	110.5	38.8
Mortgage loans	724.7	707.0	641.4
Real estate	180.8	191.1	158.8
Policy loans	41.6	44.0	45.0
Cash and cash equivalents	17.4	65.3	56.2
Derivatives (1)	(1.8)	(2.0)	0.1
Other	296.5	370.8	285.0
Total	4,001.2	4,116.5	3,731.6
Investment expenses	(110.6)	(118.1)	(102.4)
Net investment income	$3,890.6	$3,998.4	$3,629.2
(1)	Upon adoption of authoritative guidance effective January 1, 2019, the change in fair value of fixed maturities, available-for-sale and the change in fair value of derivative hedging instruments in fair value hedging relationships are reported in net investment income with the earnings effect of fixed maturities, available-for-sale. Prior to 2019, the change in fair value of fixed maturities, available-for-sale and the change in fair value of derivative hedging instruments in fair value hedging relationships were reported in net realized capital gains (losses). See Note 5, Derivative Financial Instruments, for further details.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

4. Investments – (continued)

Net Realized Capital Gains and Losses

Major components of net realized capital gains (losses) on investments were as follows:

	For the year ended December 31,
	2020	2019	2018

	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$134.2	$15.5	$40.2
Gross losses	(48.5)	(15.3)	(74.8)
Net credit losses (1)	(22.9)	(43.5)	(29.1)
Hedging, net (2)	(9.7)	(9.3)	(39.6)
Fixed maturities, trading (3)	3.2	43.0	(9.0)
Equity securities (4)	70.5	84.5	(17.7)
Mortgage loans	(15.5)	3.0	6.2
Derivatives (2)	77.3	(120.3)	11.7
Other	114.0	(10.4)	36.7
Net realized capital gains (losses)	$302.6	$(52.8)	$(75.4)
(1)	Upon adoption of authoritative guidance effective January 1, 2020, net credit losses include adjustments to the credit loss valuation allowance, write-offs and recoveries on available-for-sale securities. Prior to 2020, net credit losses included net other-than-temporary impairment losses and recoveries on available-for-sale securities.
(2)	Upon adoption of authoritative guidance effective January 1, 2019, the change in fair value of fixed maturities, available-for-sale and the change in fair value of derivative hedging instruments in fair value hedging relationships are reported in net investment income with the earnings effect of fixed maturities, available-for-sale. Prior to 2019, the change in fair value of fixed maturities, available-for-sale and the change in fair value of derivative hedging instruments in fair value hedging relationships were reported in net realized capital gains (losses). See Note 5, Derivative Financial Instruments, for further details.
(3)	Unrealized gains (losses) on fixed maturities, trading still held at the reporting date were $5.3 million, $32.8 million and $(12.2) million for the years ended December 31, 2020, 2019 and 2018, respectively.
(4)	Unrealized gains (losses) on equity securities still held at the reporting date were $64.6 million, $61.6 million and $(39.9) million for the years ended December 31, 2020, 2019 and 2018, respectively. This excludes $35.2 million, $66.9 million and $4.9 million of unrealized gains on equity securities still held at the reporting date for the years ended December 31, 2020, 2019 and 2018, respectively, that were reported in net investment income.

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $2,421.9 million, $1,654.8 million and $3,067.2 million in 2020, 2019 and 2018, respectively.

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

December 31, 2020

4. Investments – (continued)

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

	For the year ended December 31, 2020
					Residential
					mortgage-
					backed	Commercial	Collateralized
	U.S.		States and		pass-	mortgage-	debt	Other
	government	Non-U.S	political		through	backed	obligations	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(2)	obligations	Total

	(in millions)

Beginning balance (1)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Additions for credit losses not previously recorded	—	—	—	13.2	—	2.9	0.1	—	16.2
Reductions for securities sold during the period	—	—	—	(7.0)	—	—	—	—	(7.0)
Additional increases (decreases) for credit losses on securities with an allowance recorded in the previous period	—	—	—	(5.9)	—	4.0	2.1	—	0.2
Write-offs charged against allowance	—	—	—	—	—	(2.6)	—	—	(2.6)
Foreign currency translation adjustment	—	—	—	0.6	—	—	—	—	0.6
Ending balance	$—	$—	$—	$0.9	$—	$4.3	$2.2	$—	$7.4
(1)	The allowance for credit loss associated with fixed maturities, available-for-sale was applied prospectively upon adoption of authoritative guidance effective January 1, 2020.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

During 2020, we did not write off any accrued interest to net investment income.

Other-Than-Temporary Impairments

Prior to the implementation of authoritative guidance in 2020, we had a process in place to identify fixed maturity securities that could potentially have an impairment that is other than temporary. This process involved monitoring market events that could impact issuers’ credit ratings, business climate, management changes, litigation and government actions and other similar factors. This process also involved monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

4. Investments – (continued)

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

Prior to 2020, net realized capital gains (losses) included total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, as follows:

	For the year ended December 31,
	2019	2018

	(in millions)
Net realized capital losses, excluding impairment losses on available-for-sale securities	$(9.3)	$(46.3)
Net other-than-temporary impairment (losses) recoveries on available-for-sale securities	(38.3)	10.6
Other-than-temporary impairment losses on fixed maturities, available-for-sale
reclassified from other comprehensive income (1)	(5.2)	(39.7)
Net impairment losses on available-for-sale securities	(43.5)	(29.1)
Net realized capital losses	$(52.8)	$(75.4)
(1)	Represents the net impact of (a) gains resulting from reclassification of noncredit impairment losses for fixed maturities with bifurcated OTTI from net realized capital gains (losses) to OCI and (b) losses resulting from reclassification of previously recognized noncredit impairment losses from OCI to net realized capital gains (losses) for fixed maturities with bifurcated OTTI that had additional credit losses or fixed maturities that previously had bifurcated OTTI that have now been sold or are intended to be sold.

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

December 31, 2020

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

	For the year ended December 31,
	2019	2018

	(in millions)
Beginning balance	$(117.5)	$(124.3)
Credit losses for which an other-than-temporary impairment was not previously recognized	(6.8)	(11.3)
Credit losses for which an other-than-temporary impairment was previously recognized	(11.8)	(20.0)
Reduction for credit losses previously recognized on fixed maturities now sold, paid down or intended to be sold	54.3	29.5
Net reduction for positive changes in cash flows expected to be collected and amortization (1)	0.8	8.6
Ending balance	$(81.0)	$(117.5)
(1)	Amounts are recognized in net investment income.

Available-for-Sale Securities in Unrealized Loss Positions Without an Allowance for Credit Loss

For available-for-sale securities with unrealized losses for which an allowance for credit loss has not been recorded, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	December 31, 2020
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale(1):
U.S. government and agencies	$351.1	$10.4	$—	$—	$351.1	$10.4
States and political subdivisions	363.5	12.5	—	—	363.5	12.5
Corporate	1,578.7	54.4	267.9	40.6	1,846.6	95.0
Residential mortgage-backed pass- through securities	92.3	0.2	1.6	—	93.9	0.2
Commercial mortgage-backed securities	970.9	22.1	137.4	12.2	1,108.3	34.3
Collateralized debt obligations (2)	1,750.6	11.1	931.1	12.9	2,681.7	24.0
Other debt obligations	802.3	28.1	61.1	1.7	863.4	29.8
Total fixed maturities, available-for-sale	$5,909.4	$138.8	$1,399.1	$67.4	$7,308.5	$206.2
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

Of the total amounts, Principal Life’s consolidated portfolio represented $7,029.6 million in available-for-sale fixed maturities with gross unrealized losses of $173.9 million. Of the available-for-sale fixed maturities within Principal Life's consolidated portfolio in a gross unrealized loss position, 89% were investment grade (rated AAA through BBB-) with an average price of 98 (carrying value/amortized cost) as of December 31, 2020. Gross unrealized losses in our fixed maturities portfolio increased during the year ended December 31, 2020, primarily due to widening of spreads, partially offset by a decrease in interest rates.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

4. Investments – (continued)

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life's consolidated portfolio held 619 securities with a carrying value of $5,638.3 million and unrealized losses of $122.4 million reflecting an average price of 98 as of December 31, 2020. Of this portfolio, 89% was investment grade (rated AAA through BBB-) as of December 31, 2020, with associated unrealized losses of $98.4 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life's consolidated portfolio held 198 securities with a carrying value of $1,391.3 million and unrealized losses of $51.5 million as of December 31, 2020. The average credit rating of this portfolio was AA- with an average price of 96 as of December 31, 2020. Of the $51.5 million in unrealized losses, the corporate sector accounts for $24.9 million in unrealized losses with an average price of 92 and an average credit rating of BB+. The remaining unrealized losses also include $12.9 million within the collateralized debt obligation sector accounts with an average price of 99 and an average credit rating of AA+. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, we did not record an allowance for credit loss on these securities as of December 31, 2020. Because it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be at maturity, we did not write down these investments to fair value.

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

December 31, 2020

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

	December 31, 2020	December 31, 2019

	(in millions)
Net unrealized gains on fixed maturities, available-for-sale (1)	$8,193.0	$4,834.2
Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	—	(48.4)
Net unrealized gains on derivative instruments	38.9	94.1
Adjustments for assumed changes in amortization patterns	(437.3)	(261.0)
Adjustments for assumed changes in policyholder liabilities	(2,603.9)	(1,133.5)
Net unrealized gains on other investments and noncontrolling interest adjustments	78.0	96.8
Provision for deferred income taxes	(1,112.2)	(766.9)
Net unrealized gains on available-for-sale securities and derivative instruments	$4,156.5	$2,815.3
(1)	Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.
(2)	Prior to the implementation of authoritative guidance in 2020, the noncredit component of impairment losses on fixed maturities, available-for-sale was included as a separate component of stockholders’ equity.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

4. Investments – (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

4. Investments – (continued)

Credit Quality Information for Financing Receivables

The amortized cost of our financing receivables by credit risk and vintage as of December 31, 2020, was as follows:

	2020	2019	2018	2017	2016	Prior	Total

	(in millions)
Commercial mortgage
loans:
A- and above	$1,807.6	$2,486.8	$2,464.7	$1,780.8	$1,417.8	$3,697.0	$13,654.7
BBB+ thru BBB-	149.1	194.1	352.5	262.7	75.8	499.7	1,533.9
BB+ thru BB-	23.7	69.0	—	—	9.1	43.9	145.7
B+ and below	39.4	20.0	—	5.8	6.6	35.5	107.3
Total	$2,019.8	$2,769.9	$2,817.2	$2,049.3	$1,509.3	$4,276.1	$15,441.6

Direct financing leases:
A- and above	$43.9	$1.6	$42.6	$19.2	$15.3	$202.9	$325.5
BBB+ thru BBB-	94.9	5.5	11.3	18.4	3.0	35.5	168.6
BB+ thru BB-	13.3	—	—	—	—	1.9	15.2
B+ and below	57.6	22.5	11.9	—	1.0	108.5	201.5
Total	$209.7	$29.6	$65.8	$37.6	$19.3	$348.8	$710.8

Residential mortgage
loans:
Performing	$699.1	$336.7	$167.0	$165.1	$167.6	$398.7	$1,934.2
Non-performing	—	2.0	0.8	1.4	0.4	12.7	17.3
Total	$699.1	$338.7	$167.8	$166.5	$168.0	$411.4	$1,951.5

Reinsurance recoverables							$1,098.0

The amortized cost of commercial mortgage loans, direct financing leases and residential mortgage loans excluded accrued interest receivable of $60.0 million, $0.5 million and $2.0 million, respectively, as of December 31, 2020.

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

December 31, 2020

4. Investments – (continued)

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

Financing Receivables Credit Monitoring

Commercial Mortgage Loan Credit Risk Profile Based on Internal Rating

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

Residential Mortgage Loan Credit Risk Profile Based on Performance Status

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

December 31, 2020

4. Investments – (continued)

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

The amortized cost of financing receivables on non-accrual status was as follows:

	December 31, 2020
			Amortized cost
	Beginning	Ending	of nonaccrual
	amortized cost	amortized cost	assets without
	on nonaccrual	on nonaccrual	a valuation
	status	status	allowance

	(in millions)
Commercial mortgage loans	$5.0	$10.7	$—
Residential mortgage loans	6.8	10.8	0.7
Total	$11.8	$21.5	$0.7

December 31, 2019 (1)
(in millions)
Residential:
First liens	$8.8
Home equity	3.0
Total	$11.8
(1)

Prior to the implementation of authoritative guidance in 2020, commercial and residential mortgage loan non-accrual disclosures included information about classes of those mortgages. Beginning in 2020, we determined that total commercial and residential mortgage loans on non-accrual status is the most meaningful presentation.

As of December 31, 2020, no interest income was recognized on non-accrual financing receivables.

The aging of our financing receivables, based on amortized cost, was as follows:

	December 31, 2020
							Amortized
							cost
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total			more and
	past due	past due	due	past due	Current	Total (1)	accruing

	(in millions)
Commercial mortgage loans	$42.1	$9.2	$12.0	$63.3	$15,378.3	$15,441.6	$1.3
Direct financing leases	—	3.2	—	3.2	707.6	710.8	—
Residential mortgage loans	66.6	8.8	10.9	86.3	1,865.2	1,951.5	6.5
Total	$108.7	$21.2	$22.9	$152.8	$17,951.1	$18,103.9	$7.8

(1)     No reinsurance recoverables were considered past due as of December 31, 2020.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

4. Investments – (continued)

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

Financing Receivables Valuation Allowance

We establish a valuation allowance to provide for the risk of credit losses inherent in our financing receivables. The valuation allowance is maintained at a level believed adequate by management to absorb estimated expected credit losses. The valuation allowance is based on amortized cost excluding accrued interest receivable and includes reserves for pools of financing receivables with similar risk characteristics. We do not measure a credit loss allowance on accrued interest receivable because we write off the uncollectible accrued interest receivable balance to net investment income in a timely manner, generally within 90 days domestically or, in the Chilean market, based on the nature of the loans and collection practices in that market. We wrote off $0.0 million of commercial mortgage loan accrued interest receivable and $0.0 million of residential mortgage loan accrued interest receivable during the year ended December 31, 2020.

For commercial and residential mortgage loans and direct financing leases, management's periodic evaluation and assessment of the valuation allowance adequacy is based on known and inherent risks in the portfolio, adverse situations that may affect a borrower's ability to repay, the estimated value of the underlying collateral, composition of the portfolio, portfolio delinquency information, underwriting standards, peer group information, current and forecasted economic conditions, loss experience and other relevant factors. For reinsurance recoverables, management’s periodic evaluation and assessment of the valuation allowance adequacy is based on known and inherent risks, adverse situations that may affect a reinsurer’s ability to repay, current and forecasted economic conditions, industry loss experience and other relevant factors.

Our commercial mortgage loans and direct financing leases are pooled by risk rating level with an estimated loss ratio applied against each risk rating level. The loss ratio is generally based upon historical loss experience for each risk rating level as adjusted for certain current and forecasted environmental factors management believes to be relevant. Environmental factors are forecasted for two years or less with immediate reversion to historical experience. The allowance for direct financing leases is also adjusted for the residual value of the leased assets. A commercial mortgage loan or direct financing lease is evaluated individually if it does not continue to share similar risk characteristics of a pool. We analyze the need for an individual evaluation for any domestic commercial mortgage loan that is delinquent for 60 days or more, in process of foreclosure, restructured, on the internal “watch list” or that currently is evaluated individually. We analyze the need for an individual evaluation for any Chilean commercial mortgage loan or direct financing lease that is considered past due based on collection practices in the Chilean market and the nature of the loan or lease.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

4. Investments – (continued)

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

We evaluate residential mortgage loans based on aggregated risk factors and historical loss experience by pool type. We adjust these quantitative factors for qualitative factors of present and forecasted conditions. Qualitative factors include items such as economic and business conditions, changes in the portfolio, value of underlying collateral and concentrations. A residential mortgage loan is evaluated individually if it does not continue to share similar risk characteristics of a pool. We analyze the need for an individual evaluation for any domestic residential mortgage loan that is delinquent for 60 days or more, in process of foreclosure, restructured, on the internal “watch list” or that currently is evaluated individually. We analyze the need for an individual evaluation for any Chilean residential mortgage loan that is considered past due based on collection practices in the Chilean market and the nature of the loan.

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

A rollforward of our valuation allowance was as follows:

	For the year ended December 31, 2020
		Direct
	Commercial	financing	Residential	Reinsurance	Other
	mortgage loans	leases	mortgage loans	recoverables	receivables	Total

	(in millions)
Beginning balance (1)	$27.3	$—	$3.3	$2.5	$—	$33.1
Provision (2)	15.5	0.1	1.5	0.2	—	17.3
Charge-offs	—	—	(0.9)	—	—	(0.9)
Recoveries	—	—	2.8	—	—	2.8
Foreign currency translation adjustment	0.4	—	0.2	—	—	0.6
Ending balance	$43.2	$0.1	$6.9	$2.7	$—	$52.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

4. Investments – (continued)

	Commercial	Residential	Total

	(in millions)
For the year ended December 31, 2019 (3)
Beginning balance	$24.3	$3.1	$27.4
Provision	0.2	(3.2)	(3.0)
Charge-offs	—	(0.6)	(0.6)
Recoveries	—	3.2	3.2
Ending balance	$24.5	$2.5	$27.0
Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$—	$1.4	$1.4
Collectively evaluated for impairment	24.5	1.1	25.6
Allowance ending balance	$24.5	$2.5	$27.0
Loan balance by basis of impairment method:
Individually evaluated for impairment	$—	$11.4	$11.4
Collectively evaluated for impairment	15,017.2	1,485.3	16,502.5
Loan ending balance	$15,017.2	$1,496.7	$16,513.9

For the year ended December 31, 2018 (3)
Beginning balance	$25.8	$6.9	$32.7
Provision	(1.5)	(4.5)	(6.0)
Charge-offs	—	(2.4)	(2.4)
Recoveries	—	3.1	3.1
Ending balance	$24.3	$3.1	$27.4
Allowance ending balance by basis of impairment method:
Individually evaluated for impairment	$—	$1.4	$1.4
Collectively evaluated for impairment	24.3	1.7	26.0
Allowance ending balance	$24.3	$3.1	$27.4
Loan balance by basis of impairment method:
Individually evaluated for impairment	$—	$9.2	$9.2
Collectively evaluated for impairment	13,996.3	1,358.8	15,355.1
Loan ending balance	$13,996.3	$1,368.0	$15,364.3

(1)

Upon adoption of authoritative guidance effective January 1, 2020, we updated accounting policies and methodology, adjusted the commercial and residential mortgage loan valuation allowance and established a valuation allowance for reinsurance recoverables. See Note 1, Nature of Operations and Significant Accounting Policies under the caption, “Recent Accounting Pronouncements” for further details.

(2)

During the year ended December 31, 2020, the outbreak of COVID-19 adversely impacted global economic activity and contributed to significant volatility in financial markets. As a result, certain current and forecasted environmental factors management believes to be relevant were adjusted, resulting in an increase in the valuation allowance for commercial and residential mortgage loans and direct financing leases.

(3)

Prior to the implementation of authoritative guidance in 2020, only commercial and residential mortgage loans were included in the allowance rollforward and the allowance was based on either individual or collective evaluation.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

4. Investments – (continued)

Mortgage Loans

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. Mortgage loans purchased and sold were as follows:

	For the year ended December 31,
	2020	2019	2018

	(in millions)
Commercial mortgage loans:
Purchased	$166.8	$200.5	$127.5
Sold	7.6	1.6	2.2
Residential mortgage loans:
Purchased(1)	1,151.1	489.2	394.2
Sold	117.4	70.7	80.3
(1)	Includes mortgage loans purchased by a residential mortgage loan VIE established in 2020.

Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	December 31, 2020		December 31, 2019
	Amortized	Percent	Amortized	Percent
	cost	of total	cost	of total

	($ in millions)
Geographic distribution
New England	$593.9	3.8%	$613.9	4.1%
Middle Atlantic	4,438.2	28.8	4,139.7	27.5
East North Central	572.6	3.7	624.5	4.2
West North Central	267.5	1.7	237.2	1.6
South Atlantic	2,368.9	15.3	2,318.4	15.4
East South Central	316.6	2.1	438.5	2.9
West South Central	1,315.9	8.5	1,450.0	9.7
Mountain	936.2	6.1	931.8	6.2
Pacific	4,183.0	27.1	3,963.7	26.4
International	448.8	2.9	299.5	2.0
Total	$15,441.6	100.0%	$15,017.2	100.0%

Property type distribution
Office	$4,491.7	29.0%	$4,887.1	32.6%
Retail	1,815.3	11.8	2,052.6	13.7
Industrial	2,488.7	16.1	2,268.5	15.1
Apartments	5,958.0	38.6	5,246.9	34.9
Hotel	89.4	0.6	90.8	0.6
Mixed use/other	598.5	3.9	471.3	3.1
Total	$15,441.6	100.0%	$15,017.2	100.0%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

4. Investments – (continued)

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

Mortgage Loan Modifications

We assess COVID-19 related loan modifications to determine if they are in scope of the CARES Act TDR relief and the Interagency Statement guidance. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption "Investments" for further details. COVID-19 related loan modifications typically include delayed principal and interest payments. Based on the terms of the delayed principal and interest payments, past due status generally will not advance, and loans generally will not be placed on non-accrual status during the delay. We did not have a significant amount of COVID-19 related loan modifications that were in scope of the CARES Act TDR relief or the Interagency Statement guidance for the year ended December 31, 2020.

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

We did not have any significant loans that were modified and met the criteria of a TDR for the years ended December 31, 2020, 2019 and 2018.

Real Estate

Depreciation expense on invested real estate was $65.3 million, $60.0 million and $54.1 million in 2020, 2019 and 2018, respectively. Accumulated depreciation was $591.2 million and $526.0 million as of December 31, 2020 and 2019, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

4. Investments – (continued)

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

	December 31,
	2020	2019

	(in millions)
Total assets	$155,724.1	$158,439.7
Total liabilities	73,438.2	88,455.8
Total equity	$82,285.9	$69,983.9
Net investment in unconsolidated entities (1)	$1,912.9	$1,825.5

	For the year ended
	December 31,
	2020	2019	2018

	(in millions)
Total revenues	$14,989.0	$17,802.2	$15,389.4
Net income	7,757.0	7,938.3	6,542.1
Our share of net income of unconsolidated entities (1)	143.9	222.5	161.6
(1)	Our most significant equity investee is Brasilprev Seguros e Previdencia, a co-managed joint venture in Brazil.

In addition, other investments include $710.8 million and $782.9 million of direct financing leases as of December 31, 2020 and 2019, respectively. The direct financing lease receivables are carried at amortized cost. We actively monitor and manage our direct financing leases. All leases within the portfolio are analyzed regularly and internally rated, based on financial condition, payment history and loan-to-value. See the caption "Financing Receivables Valuation Allowance" for further details of our valuation allowance for direct financing leases.

Furthermore, other investments include $973.6 million and $734.1 million of cash surrender value of company owned life insurance as of December 31, 2020 and 2019, respectively.

Derivative assets are carried at fair value and reported as a component of other investments. See Note 5, Derivative Financial Instruments, for further details. Certain sponsored investment funds are also carried at fair value and reported as a component of other investments, with changes in fair value included in net realized capital gains (losses) on our consolidated statements of operations. The fair value of these funds was $638.8 million and $678.7 million as of December 31, 2020 and 2019, respectively.

Securities Posted as Collateral

As of December 31, 2020 and 2019, we posted $4,604.9 million and $4,062.0 million, respectively, in commercial mortgage loans and residential first lien mortgages to satisfy collateral requirements associated with our obligation under funding agreements with Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, as of December 31, 2020 and 2019, we posted $2,563.9 million and $2,749.4 million, respectively, in fixed maturities, available-for-sale and trading securities to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant (“FCM”) agreements, a lending arrangement and our obligation under funding agreements with FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as mortgage loans, fixed maturities, available-for-sale and fixed maturities, trading, respectively, on our consolidated statements of financial position. Of the securities posted as collateral, as of December 31, 2020 and 2019, $133.4 million and $163.9 million, respectively, could be sold or repledged by the secured party.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

4. Investments – (continued)

Balance Sheet Offsetting

Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	assets (1)	instruments (2)	received	Net amount

	(in millions)
December 31, 2020
Derivative assets	$463.5	$(132.5)	$(293.5)	$37.5
Reverse repurchase agreements	63.7	—	(63.7)	—
Total	$527.2	$(132.5)	$(357.2)	$37.5

December 31, 2019
Derivative assets	$288.7	$(88.4)	$(197.6)	$2.7
Reverse repurchase agreements	23.6	—	(23.6)	—
Total	$312.3	$(88.4)	$(221.2)	$2.7
(1)	The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents, respectively, on the consolidated statements of financial position. The above excludes $0.0 million and $6.0 million of derivative assets as of December 31, 2020 and December 31, 2019, respectively, that are not subject to master netting agreements or similar agreements. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	liabilities (1)	instruments (2)	pledged	Net amount

	(in millions)
December 31, 2020
Derivative liabilities	$186.2	$(132.5)	$(45.7)	$8.0

December 31, 2019
Derivative liabilities	$216.0	$(88.4)	$(118.3)	$9.3
(1)	The gross amount of recognized derivative liabilities is reported with other liabilities on the consolidated statements of financial position. The above excludes $467.8 million and $314.5 million of derivative liabilities as of December 31, 2020 and December 31, 2019, respectively, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amounts of derivative liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative assets that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative liabilities for presentation on the consolidated statements of financial position.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

4. Investments – (continued)

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

Repurchase and reverse repurchase agreements include provisions to setoff other repurchase and reverse repurchase balances with the same counterparty. Repurchase and reverse repurchase agreements also include collateral provisions with the counterparties. For reverse repurchase agreements we require the counterparties to pledge collateral with a value greater than the amount of cash transferred. We have the right but do not sell or repledge collateral received in reverse repurchase agreements. Repurchase agreements are structured as secured borrowings for all counterparties. We pledge fixed maturities available-for-sale, which the counterparties have the right to sell or repledge. Interest incurred on repurchase agreements is reported as part of operating expenses on the consolidated statements of operations. Net proceeds related to repurchase agreements are reported as a component of financing activities on the consolidated statements of cash flows. We did not have any outstanding repurchase agreements as of December 31, 2020 and December 31, 2019.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

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

To be announced ("TBA") forward contracts are forward settling government guaranteed mortgage-backed securities. At inception of the forward contract it is our intent to net settle rather than take physical delivery, thus the forward contracts are accounted for as derivatives. We use TBA forwards to gain exposure to the investment risk and return of agency mortgage-backed security pools in order to reduce asset and liability duration mismatch.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

5. Derivative Financial Instruments – (continued)

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

December 31, 2020

5. Derivative Financial Instruments – (continued)

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

December 31, 2020

5. Derivative Financial Instruments – (continued)

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

We posted $148.3 million and $271.6 million in cash and securities under collateral arrangements as of December 31, 2020 and December 31, 2019, respectively, to satisfy collateral and initial margin requirements associated with our derivative credit support agreements and FCM agreements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of December 31, 2020 and December 31, 2019, was $180.2 million and $164.7 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral triggers, we posted collateral and initial margin of $148.3 million and $271.6 million as of December 31, 2020 and December 31, 2019, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2020, we would be required to post an additional $44.4 million of collateral to our counterparties.

As of December 31, 2020 and December 31, 2019, we had received $225.2 million and $156.8 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

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

	December 31, 2020	December 31, 2019

	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$44,472.1	$35,173.6
Interest rate options	2,083.9	1,416.9
Interest rate forwards	1,000.0	—
Interest rate futures	188.5	142.5
Swaptions	62.0	62.0
Foreign exchange contracts:
Currency forwards	1,115.8	1,182.3
Currency swaps	1,045.5	1,027.2
Currency options	—	53.8
Equity contracts:
Equity options	1,857.8	1,672.8
Equity futures	218.1	149.5
Credit contracts:
Credit default swaps	295.0	165.0
Other contracts:
Embedded derivatives	9,953.8	9,742.3
Total notional amounts at end of period	$62,292.5	$50,787.9

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$291.0	$181.9
Interest rate options	51.0	28.3
Interest rate forwards	6.2	—
Foreign exchange contracts:
Currency swaps	43.3	55.4
Currency forwards	45.4	4.9
Currency options	—	0.1
Equity contracts:
Equity options	33.2	30.5
Credit contracts:
Credit default swaps	3.4	0.5
Total gross credit exposure	473.5	301.6
Less: collateral received	294.7	208.3
Net credit exposure	$178.8	$93.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

5. Derivative Financial Instruments – (continued)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019

	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$—	$—	$27.8	$21.3
Foreign exchange contracts	21.1	30.0	44.7	15.2
Total derivatives designated as hedging instruments	$21.1	$30.0	$72.5	$36.5

Derivatives not designated as hedging instruments
Interest rate contracts	$339.3	$204.2	$33.0	$16.7
Foreign exchange contracts	66.5	29.5	29.2	100.2
Equity contracts	33.2	30.5	49.0	63.1
Credit contracts	3.4	0.5	2.5	1.2
Other contracts	—	—	467.8	312.8
Total derivatives not designated as hedging instruments	442.4	264.7	581.5	494.0

Total derivative instruments	$463.5	$294.7	$654.0	$530.5
(1)	The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.
(2)	The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivatives with a net liability fair value of $467.8 million and $214.2 million as of December 31, 2020 and December 31, 2019, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also may have purchased credit protection with identical underlyings to certain of our sold protection transactions. As of December 31, 2020 and December 31, 2019, we did not purchase credit protection relating to our sold protection transactions. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

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

	December 31, 2020
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)

	(in millions)
Single name credit default swaps
Corporate debt
A	$20.0	$0.5	$20.0	4.5
BBB	115.0	2.1	115.0	3.9
Sovereign
A	20.0	0.6	20.0	4.5
BBB	15.0	0.1	15.0	1.0
Total credit default swap protection sold	$170.0	$3.3	$170.0	3.8

	December 31, 2019
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)

	(in millions)
Single name credit default swaps
Corporate debt
A	$5.0	$—	$5.0	0.5
BBB	70.0	0.2	70.0	2.6
Sovereign
BBB	15.0	0.3	15.0	2.0
Total credit default swap protection sold	$90.0	$0.5	$90.0	2.4

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

December 31, 2020

5. Derivative Financial Instruments – (continued)

The following amounts were recorded on the consolidated statements of financial position related to cumulative basis adjustments for fair value hedges. The amortized cost includes the amortized cost basis and the fair value hedging basis adjustment.

			Cumulative amount of fair
			value hedging basis adjustment
Line item in the consolidated statements			included in the amortized cost
of financial position in which the	Amortized cost of hedged item		of the hedged item
hedged item is included	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019

	(in millions)
Fixed maturities, available-for-sale:
Active hedging relationships	$476.1	$142.0	$21.4	$18.1
Discontinued hedging relationships	135.1	159.3	5.2	7.7
Total fixed maturities, available-for-sale in active or discontinued hedging relationships	$611.2	$301.3	$26.6	$25.8

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

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of financial position.

		Amount of gain (loss) recognized in AOCI on derivatives
Derivatives in cash flow		for the year ended December 31,
hedging relationships	Related hedged item	2020	2019	2018

		(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$(3.0)	$(9.9)	$36.7
Foreign exchange contracts	Fixed maturities, available-for-sale	(37.1)	(9.4)	20.8
Foreign exchange contracts	Investment contracts	—	—	(0.1)
Total		$(40.1)	$(19.3)	$57.4

We expect to reclassify net gains of $23.5 million from AOCI into net income in the next 12 months, which includes both net deferred gains on discontinued hedges and net gains on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

5. Derivative Financial Instruments – (continued)

Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations

The following tables show the effect of derivatives in fair value and cash flow hedging relationships and the related hedged items on the consolidated statements of operations.

	For the year ended December 31, 2020
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	related to	expenses
	of fixed	hedges of fixed	related to	Operating
	maturities,	maturities,	hedges of	expenses
	available-	available-	investment	related to
	for-sale	for-sale	contracts	hedges of debt

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$3,890.6	$302.6	$8,281.5	$4,646.5

Losses on fair value hedging relationships:
Interest rate contracts:
Gain recognized on hedged item	$3.3	$—	$—	$—
Loss recognized on derivatives	(3.8)	—	—	—
Amortization of hedged item basis adjustments	(2.5)	—	—	—
Amounts related to periodic settlements on derivatives	(6.2)	—	—	—
Total loss recognized for fair value hedging relationships	$(9.2)	$—	$—	$—

Gains (losses) on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$18.1	$2.7	$(0.1)	$—
Gain reclassified from AOCI as a result that a forecasted transaction is no longer probable of occurring	—	0.1	—	—

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	6.3	—	—
Amounts related to periodic settlements on derivatives	8.2	—	—	—
Total gain (loss) recognized for cash flow hedging relationships	$26.3	$9.1	$(0.1)	$—

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

5. Derivative Financial Instruments – (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

5. Derivative Financial Instruments – (continued)

	For the year ended December 31, 2018
	Net	Net realized
	investment	capital	Benefits,
	income	gains (losses)	claims and
	related	related to	settlement
	to hedges	hedges	expenses	Operating
	of fixed	of fixed	related to	expenses
	maturities,	maturities,	hedges of	related to
	available-	available-	investment	hedges
	for-sale	for-sale	contracts	of debt

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$3,629.2	$(75.4)	$8,192.5	$4,136.7

Losses on fair value hedging relationships:
Interest rate contracts:
Loss recognized on hedged item	$—	$(6.6)	$—	$—
Gain recognized on derivatives	—	6.2	—	—
Amortization of hedged item basis adjustments	(6.7)	—	—	—
Amounts related to periodic settlements on derivatives	(5.9)	—	—	—
Total loss recognized for fair value hedging relationships	$(12.6)	$(0.4)	$—	$—

Gains (losses) on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$20.9	$17.0	$(0.1)	$(10.7)
Gain reclassified from AOCI as a result that a forecasted transaction is no longer probable of occurring	—	0.3	—	—

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	12.7	—	—
Amounts related to periodic settlements on derivatives	6.0	—	(0.1)	—
Total gain (loss) recognized for cash flow hedging relationships	$26.9	$30.0	$(0.2)	$(10.7)

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

	Amount of gain recognized
	in AOCI on derivatives for the year ended
	December 31,
Derivatives in net investment hedging relationships	2020	2019	2018

	(in millions)
Foreign exchange contracts	$7.9	$—	$—
Total	$7.9	$—	$—

	Amount of gain reclassified from AOCI into
	net realized capital gains (losses)
	for the year ended December 31,
Derivatives in net investment hedging relationships	2020	2019	2018

	(in millions)
Foreign exchange contracts	$(7.1)	$—	$—
Total	$(7.1)	$—	$—

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

5. Derivative Financial Instruments – (continued)

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

	Amount of gain (loss) recognized in
	net income on derivatives for the
	year ended December 31,
Derivatives not designated as hedging instruments	2020	2019	2018

	(in millions)
Interest rate contracts	$346.5	$218.0	$(27.6)
Foreign exchange contracts	54.7	(58.6)	(64.2)
Equity contracts	(96.6)	(132.9)	(31.0)
Credit contracts	1.8	(3.6)	(1.6)
Other contracts	(255.5)	(168.1)	108.5
Total	$50.9	$(145.2)	$(15.9)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

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

A policyholder dividend obligation (“PDO”) is required to be established for higher than expected earnings in the Closed Block that will need to be paid as dividends unless future performance of the Closed Block is less favorable than originally expected. A model of the Closed Block was established to produce the pattern of expected earnings, assets and liabilities in the Closed Block. These projections are utilized to determine ratios that will allow us to compare actual cumulative earnings to expected cumulative earnings and determine the amount of the PDO. As of December 31, 2020 and 2019, the PDO was $298.2 million and $202.7 million, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

6. Closed Block – (continued)

Closed Block liabilities and assets designated to the Closed Block were as follows:

	December 31, 2020	December 31, 2019

	(in millions)
Closed Block liabilities
Future policy benefits and claims	$3,423.2	$3,563.1
Other policyholder funds	6.0	6.6
Policyholder dividends payable	189.0	199.1
Policyholder dividends obligation	298.2	202.7
Other liabilities	8.7	7.8
Total Closed Block liabilities	3,925.1	3,979.3

Assets designated to the Closed Block
Fixed maturities, available-for-sale	2,353.3	2,269.6
Fixed maturities, trading	2.6	2.6
Equity securities	1.1	1.1
Mortgage loans	565.9	622.8
Policy loans	456.8	486.0
Other investments	61.7	46.4
Total investments	3,441.4	3,428.5
Cash and cash equivalents	23.2	47.5
Accrued investment income	35.4	38.1
Premiums due and other receivables	8.3	9.7
Deferred tax asset	24.2	29.5
Total assets designated to the Closed Block	3,532.5	3,553.3
Excess of Closed Block liabilities over assets designated to the Closed Block	392.6	426.0
Amounts included in accumulated other comprehensive income	0.9	0.9
Maximum future earnings to be recognized from Closed Block assets and liabilities	$393.5	$426.9

Closed Block revenues and expenses were as follows:

	For the year ended December 31,
	2020	2019	2018

	(in millions)
Revenues
Premiums and other considerations	$217.6	$227.6	$244.2
Net investment income	143.6	154.4	160.5
Net realized capital gains (losses)	16.0	7.4	(3.4)
Total revenues	377.2	389.4	401.3
Expenses
Benefits, claims and settlement expenses	212.8	204.4	211.5
Dividends to policyholders	117.8	116.3	120.9
Operating expenses	2.7	2.9	3.3
Total expenses	333.3	323.6	335.7
Closed Block revenues, net of Closed Block expenses, before income taxes	43.9	65.8	65.6
Income taxes	8.4	12.9	11.1
Closed Block revenues, net of Closed Block expenses and income taxes	35.5	52.9	54.5
Funding adjustments	(2.2)	(3.0)	(0.5)
Closed Block revenues, net of Closed Block expenses, income taxes and funding adjustments	$33.3	$49.9	$54.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

6. Closed Block – (continued)

The change in maximum future earnings of the Closed Block was as follows:

	For the year ended December 31,
	2020	2019	2018

	(in millions)
Beginning of year	$426.9	$476.8	$532.1
Effects of implementation of accounting changes (1)	0.1	—	1.3
End of year	393.5	426.9	476.8
Change in maximum future earnings	$(33.3)	$(49.9)	$(54.0)
(1)	Includes the effects of implementation of accounting changes related to credit losses in 2020 and equity investments and the reclassification of certain tax effects in 2018.

Principal Life charges the Closed Block with U.S. federal income taxes, payroll taxes, state and local premium taxes and other state or local taxes, licenses and fees as provided in the plan of reorganization.

7. Deferred Acquisition Costs

Acquisition costs deferred and amortized were as follows:

	For the year ended December 31,
	2020	2019	2018

	(in millions)
Balance at beginning of year	$3,521.3	$3,693.5	$3,540.7
Costs deferred during the year	457.0	473.5	414.9
Amortized to expense during the year (1)	(388.1)	(347.0)	(253.5)
Adjustment related to unrealized (gains) losses on available-for-sale securities and derivative instruments	(180.5)	(298.7)	184.9
Other (2)	—	—	(193.5)
Balance at end of year	$3,409.7	$3,521.3	$3,693.5
(1)	Includes adjustments for revisions to EGPs.
(2)	Reflects the impact of capitalized costs written off or transferred from DAC to a contract cost asset as a result of adopting revenue recognition guidance in 2018. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Recent Accounting Pronouncements” for further details.

8. Insurance Liabilities

Contractholder Funds

Major components of contractholder funds in the consolidated statements of financial position were as follows:

	December 31,
	2020	2019

	(in millions)
Liabilities for investment contracts:
Liabilities for individual annuities	$12,864.1	$13,457.5
GICs	11,858.0	10,423.5
Funding agreements	9,407.3	8,640.6
Other investment contracts	1,762.4	1,596.7
Total liabilities for investment contracts	35,891.8	34,118.3
Universal life and other reserves	7,345.9	7,249.2
Total contractholder funds	$43,237.7	$41,367.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

8. Insurance Liabilities – (continued)

Our GICs and funding agreements contain provisions limiting or prohibiting early surrenders, which typically include penalties for early surrenders, minimum notice requirements or, in the case of funding agreements with survivor options, minimum pre-death holding periods and specific maximum amounts.

Funding agreements include those issued directly to nonqualified institutional investors and those issued to the FHLB Des Moines under their membership funding programs. As of December 31, 2020 and 2019, $4,252.5 million and $4,010.9 million, respectively, of liabilities were outstanding with respect to issuances under the program with FHLB Des Moines. In addition, we have five separate  programs where the funding agreements have been issued directly or indirectly to unconsolidated special purpose entities. Claims for principal and interest under funding agreements are afforded equal priority to claims of life insurance and annuity policyholders under insolvency provisions of Iowa Insurance Laws.

Principal Life was authorized to issue up to $4.0 billion of funding agreements under a program established in 1998 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. As of December 31, 2020 and 2019, $75.0 million and $75.2 million, respectively, of liabilities were outstanding with respect to the issuance outstanding under this program. Principal Life was also authorized to issue up to Euro 4.0 billion (approximately USD$5.3 billion) of funding agreements under a program established in 2006 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. The unaffiliated entity is an unconsolidated special purpose entity. As of December 31, 2020 and 2019, $122.4 million and $112.2 million, respectively, of liabilities were outstanding with respect to issuances outstanding under this program. Principal Life does not anticipate any new issuance activity under either of these programs due to the existence of the program established in 2011 described below.

In addition, Principal Life was authorized to issue up to $7.0 billion of funding agreements under a program established in 2001 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. The unaffiliated entity is an unconsolidated special purpose entity. As of December 31, 2020 and 2019, $201.8 million and $201.7 million, respectively, of liabilities were being held with respect to issuances outstanding under this program. Principal Life does not anticipate any new issuance activity under this program, given our December 2005 termination of the dealership agreement for this program and the availability of the program established in 2011 described below.

Additionally, Principal Life was authorized to issue up to $9.0 billion of funding agreements under a program that was originally established in March 2004 to support the prospective issuance of medium term notes by unaffiliated entities in both domestic and international markets. Under this program, both the notes and the supporting funding agreements were registered with the United States Securities and Exchange Commission (“SEC”). As of April 2020, there were no outstanding funding agreements or medium term notes associated with this program. As of December 31, 2019, $26.2 million of liabilities were being held with respect to issuances outstanding under this program. In contrast with direct funding agreements, GIC issuances and the other three funding agreement-backed medium term note programs described above, Principal Life's payment obligations on each funding agreement issued under this SEC-registered program were guaranteed by PFG. Principal Life does not anticipate any new issuance activity under this program due to the existence of the program established in 2011 described below.

Principal Life was authorized to issue up to $5.0 billion of funding agreements under a program that was originally established in 2011 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. The unaffiliated entity is an unconsolidated special purpose entity. In June 2015, this program was amended to authorize issuance of up to an additional $4.0 billion in recognition of the use of nearly all $5.0 billion of existing issuance authorization. In November 2017, this program was amended to authorize issuance of up to an additional $4.0 billion. As of December 31, 2020 and 2019, $4,755.8 million and $4,214.3 million, respectively, of liabilities were being held with respect to issuances outstanding under this program. Principal Life’s payment obligations on each funding agreement issued under this program are guaranteed by PFG. The program established in 2011 is not registered with the SEC.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

8. Insurance Liabilities – (continued)

Liability for Unpaid Claims

The liability for unpaid claims is reported in future policy benefits and claims within our consolidated statements of financial position. Activity associated with unpaid claims was as follows:

	For the year ended December 31,
	2020	2019	2018

	(in millions)
Balance at beginning of year	$2,365.5	$2,252.7	$2,130.5
Less: reinsurance recoverable	403.8	404.3	375.8
Net balance at beginning of year	1,961.7	1,848.4	1,754.7
Incurred:
Current year	1,376.8	1,361.3	1,268.8
Prior years	26.6	0.8	0.3
Total incurred	1,403.4	1,362.1	1,269.1
Payments:
Current year	863.8	869.4	815.7
Prior years	403.3	379.4	359.7
Total payments	1,267.1	1,248.8	1,175.4
Net balance at end of year	2,098.0	1,961.7	1,848.4
Plus: reinsurance recoverable	436.9	403.8	404.3
Balance at end of year	$2,534.9	$2,365.5	$2,252.7

Amounts not included in the rollforward above:
Claim adjustment expense liabilities	$57.8	$57.9	$54.6

Incurred liability adjustments relating to prior years, which affected current operations during 2020, 2019 and 2018, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid claims.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

8. Insurance Liabilities – (continued)

LTD and Group Life Waiver Claims

											Incurred	Cumulative
											but not	number of
											reported	reported
	Net incurred claims (1)										claims	claims

	December 31,
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2020	2020

	($ in millions)
Incurral year
2011	$203.7	$192.6	$185.4	$184.8	$178.4	$172.3	$169.6	$167.6	$166.5	$167.0	$0.1	6,294
2012		217.9	200.0	191.1	189.5	181.8	174.8	173.3	171.9	173.1	0.1	6,445
2013			219.3	203.3	188.4	190.7	182.3	179.5	177.1	173.4	0.1	7,050
2014				242.2	231.4	214.4	218.1	206.2	201.9	202.0	0.1	7,603
2015					231.0	227.2	217.2	215.3	208.2	210.0	0.1	7,179
2016						229.8	228.4	219.4	219.5	214.4	0.1	6,163
2017							238.4	239.7	243.1	245.8	4.4	6,074
2018								239.4	245.1	239.2	6.6	5,738
2019									255.2	248.4	3.2	5,858
2020										252.1	87.0	3,588
Total net incurred claims										$2,125.4

	Net cumulative paid claims (1)
	December 31,
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020

	(in millions)
Incurral year
2011	$11.2	$50.0	$72.5	$85.7	$95.4	$105.2	$112.6	$119.3	$125.4	$129.7
2012		13.8	55.1	80.8	93.7	104.6	112.9	120.0	126.1	131.5
2013			12.5	55.0	81.4	97.0	106.4	116.4	123.2	129.0
2014				16.1	66.0	96.3	111.8	122.3	132.4	140.8
2015					16.9	67.0	98.0	114.6	126.8	137.1
2016						16.2	70.6	105.6	124.9	136.8
2017							17.8	76.5	115.0	135.9
2018								20.1	79.9	115.7
2019									19.2	79.7
2020										20.6
Total net paid claims										1,156.8
All outstanding liabilities for unpaid claims prior to 2011 net of reinsurance										240.2
Total outstanding liabilities for unpaid claims net of reinsurance										$1,208.8
(1)	2011-2019 unaudited.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

8. Insurance Liabilities – (continued)

Dental, Vision, STD, Critical Illness and Accident Claims

			Incurred	Cumulative
			but not	number of
			reported	reported
	Net incurred claims (1)		claims	claims

	December 31,
	2019	2020	2020	2020

	($ in millions)
Incurral year
2019	$724.7	$711.6	$—	3,363,947
2020		679.8	45.0	2,899,957
Total net incurred claims		$1,391.4

	Net cumulative
	paid claims (1)
	December 31,
	2019	2020

	(in millions)
Incurral year
2019	$653.5	$711.5
2020		609.5
Total net paid claims		1,321.0
All outstanding liabilities for unpaid claims prior to 2019 net of reinsurance		—
Total outstanding liabilities for unpaid claims net of reinsurance		$70.4
(1)	2019 unaudited.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

8. Insurance Liabilities – (continued)

Group Life Claims

			Incurred	Cumulative
			but not	number of
			reported	reported
	Net incurred claims (1)		claims	claims

	December 31,
	2019	2020	2020	2020

	($ in millions)
Incurral year
2019	$228.3	$224.6	$0.7	5,117
2020		270.6	21.9	5,505
Total net incurred claims		$495.2

	Net cumulative
	paid claims (1)
	December 31,
	2019	2020

	(in millions)
Incurral year
2019	$181.7	$223.0
2020		219.3
Total net paid claims		442.3
All outstanding liabilities for unpaid claims prior to 2019 net of reinsurance		1.1
Total outstanding liabilities for unpaid claims net of reinsurance		$54.0
(1)	2019 unaudited.

Reconciliation of Unpaid Claims to Liability for Unpaid Claims

Our reconciliation of net outstanding liabilities for unpaid claims of short-duration contracts to the liability for unpaid claims follows:

	December 31, 2020
		Dental, Vision, STD,
	LTD and Group Life	Critical Illness and
	Waiver	Accident	Group Life	Consolidated

	(in millions)
Net outstanding liabilities for unpaid claims	$1,208.8	$70.4	$54.0	$1,333.2

Reconciling items:
Reinsurance recoverable on unpaid claims	53.3	—	0.1	53.4
Impact of discounting	(214.5)	—	—	(214.5)
Liability for unpaid claims - short-duration contracts	$1,047.6	$70.4	$54.1	1,172.1
Insurance contracts other than short-duration				1,362.8
Liability for unpaid claims				$2,534.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

8. Insurance Liabilities – (continued)

Claim Duration and Payout

Our historical average percentage of claims paid in each year from incurral was as follows:

	December 31, 2020 (1)
		Dental, Vision, STD,
	LTD and Group Life	Critical Illness and	Group
Year	Waiver	Accident	Life
1	7.7%	91.7%	81.5%
2	24.3	8.0	17.3
3	15.1
4	8.2
5	5.7
6	5.2
7	4.2
8	3.6
9	3.4
10	2.6
(1)	Unaudited.

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

				Dental, Vision, STD,
	LTD and Group Life			Critical Illness and
	Waiver			Accident			Group Life

	($ in millions)
Carrying amount of liabilities for unpaid claims
December 31, 2020			$1,047.6			$70.4			$54.1
December 31, 2019			1,029.9			71.2			50.4
Range of discount rates
December 31, 2020	2.8	-	7.0%	—	-	—%	—	-	—%
December 31, 2019	3.3	-	7.0	—	-	—	—	-	—
Aggregate amount of discount
December 31, 2020			$214.5			$—			$—
December 31, 2019			215.0			—			—
Interest accretion
For the year ended:
December 31, 2020			$33.9			$—			$—
December 31, 2019			34.2			—			—
December 31, 2018			34.5			—			—

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

9. Debt

Short-Term Debt

The components of short-term debt were as follows:

			December 31, 2020
	Financing			Short-term debt
Obligor/Applicant	structure	Maturity	Capacity	outstanding

			(in millions)
PFG, Principal Financial Services, Inc. ("PFS") and
Principal Life as co-borrowers	Credit facility	November 2023	$600.0	$—
PFG, PFS, Principal Life and Principal Financial
Services V (UK) LTD as co-borrowers	Credit facility	November 2023	200.0	—
Principal International Chile (1)	Unsecured lines of credit		186.6	84.7
Total			$986.6	$84.7

			December 31, 2019
	Financing			Short-term debt
Obligor/Applicant	structure	Maturity	Capacity	outstanding

			(in millions)
PFG, PFS and Principal Life as co-borrowers	Credit facility	November 2023	$600.0	$—
PFG, PFS, Principal Life and Principal Financial
Services V (UK) LTD as co-borrowers	Credit facility	November 2023	200.0	—
Principal International Chile (1)	Unsecured lines of credit		134.5	93.4
Principal Life	Unsecured line of credit	September 2020	60.0	—
Total			$994.5	$93.4
(1)	The unsecured lines of credit can be used for repurchase agreements or other borrowings. Each line has a maturity of less than one year.

Our revolving credit facilities are committed and available for general corporate purposes. These credit facilities also provide 100% back-stop support for our commercial paper program, of which we had no outstanding balances as of December 31, 2020 and 2019. The weighted-average interest rate on short-term borrowings as of both December 31, 2020 and 2019, was 3.4%.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

9. Debt – (continued)

Long-Term Debt

The components of long-term debt were as follows:

	December 31, 2020
	Principal	Net unamortized discount, premium and debt issuance costs	Carrying amount

	(in millions)
3.3% notes payable, due 2022	$300.0	$(0.7)	$299.3
3.125% notes payable, due 2023	300.0	(0.7)	299.3
3.4% notes payable, due 2025	400.0	(2.2)	397.8
3.1% notes payable, due 2026	350.0	(2.1)	347.9
3.7% notes payable, due 2029	500.0	(5.5)	494.5
2.125% notes payable, due 2030	600.0	(4.6)	595.4
6.05% notes payable, due 2036	505.6	(2.5)	503.1
4.625% notes payable, due 2042	300.0	(3.1)	296.9
4.35% notes payable, due 2043	300.0	(3.1)	296.9
4.3% notes payable, due 2046	300.0	(3.2)	296.8
Floating rate notes payable, due 2055	400.0	(4.7)	395.3
Non-recourse mortgages and notes payable	55.5	0.5	56.0
Total long-term debt	$4,311.1	$(31.9)	$4,279.2

	December 31, 2019
	Principal	Net unamortized discount, premium and debt issuance costs	Carrying amount

	(in millions)
3.3% notes payable, due 2022	$300.0	$(1.0)	$299.0
3.125% notes payable, due 2023	300.0	(1.0)	299.0
3.4% notes payable, due 2025	400.0	(2.6)	397.4
3.1% notes payable, due 2026	350.0	(2.5)	347.5
3.7% notes payable, due 2029	500.0	(6.1)	493.9
6.05% notes payable, due 2036	505.6	(2.4)	503.2
4.625% notes payable, due 2042	300.0	(3.2)	296.8
4.35% notes payable, due 2043	300.0	(3.3)	296.7
4.3% notes payable, due 2046	300.0	(3.3)	296.7
4.7% notes payable, due 2055	400.0	(4.9)	395.1
Non-recourse mortgages and notes payable	107.6	1.2	108.8
Total long-term debt	$3,763.2	$(29.1)	$3,734.1

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

December 31, 2020

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

On May 7, 2015, we issued $400.0 million of senior notes. The notes bear interest at 3.4% and will mature in 2025. Interest on the notes is payable semi-annually on May 15 and November 15 each year, beginning on November 15, 2015. In addition, on May 7, 2015, we issued $400.0 million of junior subordinated notes, which are subordinated to all our senior debt. The notes became callable in 2020 and have a maturity date in 2055. The notes initially bore a fixed rate of interest at 4.7% and converted to a floating rate at the date the notes became callable. Interest on the notes is payable semi-annually on May 15 and November 15 each year. After the call date the notes bear interest at 3-month LIBOR plus 3.044%, reset quarterly and payable in arrears in February, May, August and November each year. We have the right to defer interest payments on the junior subordinated notes for up to 5 years without resulting in a default, during which time interest will be compounded. The proceeds from these notes were used to redeem preferred stock, with the remainder available for general corporate purposes.

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

The non-recourse mortgages and notes payable are primarily financings for real estate developments. Outstanding principal balances as of December 31, 2020, ranged from $3.1 million to $15.1 million per development with interest rates ranging from 3.5% to 4.8%. Outstanding principal balances as of December 31, 2019, ranged from $3.7 million to $64.2 million per development with interest rates ranging from 3.9% to 4.8%. Outstanding debt is secured by the underlying real estate properties, which were reported as real estate on our consolidated statements of financial position with a carrying value of $194.1 million and $238.2 million as of December 31, 2020 and 2019, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

9. Debt – (continued)

As of December 31, 2020, future annual maturities of long-term debt were as follows (in millions):

Year ending December 31:
2021	$2.0
2022	301.4
2023	323.8
2024	17.5
2025	398.2
Thereafter	3,236.3
Total future maturities of long-term debt	$4,279.2

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

10. Income Taxes

Income Taxes (Benefits)

Our income taxes (benefit) were as follows:

	For the year ended December 31,
	2020	2019	2018

	(in millions)
Current income taxes (benefits):
U.S. federal	$15.8	$31.9	$(48.9)
State	5.0	18.1	10.3
Foreign	55.4	45.6	51.7
Tax benefit of operating loss carryforward	(3.3)	(3.0)	(13.5)
Total current income taxes (benefits)	72.9	92.6	(0.4)
Deferred income taxes (benefits):
U.S. federal	143.6	108.6	224.3
State	11.5	6.9	19.2
Foreign	37.0	41.1	(12.4)
Total deferred income taxes	192.1	156.6	231.1
Income taxes	$265.0	$249.2	$230.7

Our income before income taxes was as follows:

	For the year ended December 31,
	2020	2019	2018

	(in millions)
Domestic	$1,323.2	$1,351.9	$1,661.1
Foreign	370.3	341.4	123.3
Total income before income taxes	$1,693.5	$1,693.3	$1,784.4

Effective Income Tax Rate

Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate was as follows:

	For the year ended December 31,
	2020	2019	2018
U.S. corporate income tax rate	21%	21%	21%
Dividends received deduction	(4)	(5)	(4)
Tax credits	(3)	(3)	(3)
Impact of equity method presentation	(1)	(2)	(1)
Interest exclusion from taxable income	(1)	—	(1)
Impact of the Tax Cuts and Jobs Act	—	—	(3)
State income taxes	1	1	1
Local country permanent tax adjustments	—	1	1
Other	3	2	2
Effective income tax rate	16%	15%	13%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

10. Income Taxes – (continued)

Unrecognized Tax Benefits

Our changes in unrecognized tax benefits were as follows:

	For the year ended December 31,
	2020	2019	2018

	(in millions)
Balance at beginning of period	$61.6	$42.1	$194.1
Additions based on tax positions related to the current year	1.3	0.1	0.8
Additions for tax positions of prior years	17.4	23.1	43.7
Reductions for tax positions related to the current year	(3.2)	(3.2)	(10.6)
Reductions for tax positions of prior years	—	(0.5)	(23.2)
Settlements	(14.5)	—	(162.7)
Expired statute of limitations	(15.7)	—	—
Balance at end of period (1)	$46.9	$61.6	$42.1
(1)	If recognized, $1.1 million of the above amount of unrecognized tax benefits would reduce our 2020 effective income tax rate. We recognize interest and penalties related to uncertain tax positions in operating expenses within the consolidated statements of operations.

As of December 31, 2020, 2019 and 2018, we had recognized $1.1 million, $0.9 million and $1.6 million of accumulated pre-tax interest and penalties related to unrecognized tax benefits, respectively. We do not believe there is a reasonable possibility the total amount of the unrecognized tax benefits will significantly increase or decrease in the next twelve months considering recent settlements and the status of current and pending Internal Revenue Service (“IRS”) examinations. Settlement agreements applicable to tax years 1995 to 2003 were executed in 2018 with the Department of Justice, as previously approved by the Joint Committee of Taxation in August 2017. In 2019, an IRS 30-day letter on examination of tax years 2009 through 2012 was received, the proposed adjustments found acceptable, and associated tax settlements subsequently occurred in 2020, within the period of the extended statute of limitation. The IRS continued examination of tax years 2015 through 2017 and initiated examination of tax year 2018.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

10. Income Taxes – (continued)

Net Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our significant components of net deferred income taxes were as follows:

	December 31,
	2020	2019

	(in millions)
Deferred income tax assets:
Investments, including derivatives	$588.4	$237.0
Insurance liabilities	552.4	143.2
Net operating and capital loss carryforwards	69.2	71.1
Tax credit carryforwards	4.6	106.0
Employee benefits	389.1	338.9
Foreign currency translation	9.7	14.0
Other deferred income tax assets	52.5	45.2
Gross deferred income tax assets	1,665.9	955.4
Valuation allowance	(18.4)	(16.7)
Total deferred income tax assets	1,647.5	938.7
Deferred income tax liabilities:
Deferred acquisition costs	(522.6)	(562.9)
Investments, including derivatives	(990.4)	(443.7)
Net unrealized gains on available-for-sale securities	(1,762.1)	(1,039.9)
Real estate	(158.5)	(147.9)
Intangible assets	(387.5)	(342.3)
Other deferred income tax liabilities	(43.4)	(75.0)
Total deferred income tax liabilities	(3,864.5)	(2,611.7)
Total net deferred income tax liabilities	$(2,217.0)	$(1,673.0)

Our net deferred income taxes by jurisdiction were as follows:

	December 31,
	2020	2019

	(in millions)
Deferred income tax assets:
State	$81.1	$94.9
Foreign	32.7	28.7
Net deferred income tax assets	113.8	123.6
Deferred income tax liabilities:
U.S. federal	(2,011.8)	(1,507.6)
Foreign	(319.0)	(289.0)
Net deferred income tax liabilities	(2,330.8)	(1,796.6)
Total net deferred income tax liabilities	$(2,217.0)	$(1,673.0)

In management’s judgment, total deferred income tax assets are more likely than not to be realized. Included in the deferred income tax asset are tax carryforwards available to offset future taxable income or income taxes. As of December 31, 2020 and 2019, we had tax credit carryforwards for U.S. federal income tax purposes of $4.6 million and $106.0 million, respectively. Alternative minimum, foreign and general business tax credit carryovers were generated during and since the period we utilized net operating losses, primarily attributable to our captive reinsurance companies that joined our consolidated U.S. federal income tax return beginning in 2012 and 2013. The AMT credit carryforwards became refundable in 2018 and were fully recovered in 2018, and the foreign tax credit carryforwards were fully utilized in 2020. The general business credit carryforward will expire by 2040 if unused. As of December 31, 2020, all accumulated U.S. federal tax credit carryforwards are anticipated to be utilized before expiration; therefore, no valuation allowance has been provided for the related deferred income tax assets.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

10. Income Taxes – (continued)

As of December 31, 2020 and 2019, domestic state net operating loss carryforwards were $269.5 million and $190.4 million, respectively, and will expire between 2032 and 2039. As of December 31, 2020 and 2019, foreign net operating loss carryforwards were $170.3 million and $186.1 million, respectively, with some expiring in 2020 while others never expire. We maintain valuation allowances by jurisdiction against the deferred income tax assets related to some of these carryforwards and other items, as utilization of these income tax benefits fail the more likely than not criteria in certain jurisdictions. As of December 31, 2020 and 2019, valuation allowances of $18.4 million and $16.7 million, respectively, had been recorded against the income tax benefits associated primarily with foreign net operating loss carryforwards. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of the deferred income tax assets that are more likely than not to be realized. Provisions of the U.S. tax reform did not affect the valuation allowance assessment.

The effects of tax legislation on deferred taxes are recognized in the period of enactment. The State of Iowa coupled with the Internal Revenue Code effective January 1, 2019, and subsequently issued interpretative guidance in the fourth quarter of 2019 on application of the U.S. Global Intangible Low Taxed Income rules. The State of Iowa's interpretation resulted in an $11.1 million increase in total income tax expense for adjustments to deferred tax assets and liabilities in our 2019 financial statements. Iowa legislation was enacted on June 29, 2020 to de-couple from the federal application of the U.S. Global Intangible Low Taxed Income rules effective retroactively to January 1, 2019; therefore, the above-mentioned increase in total income tax expense reported in 2019 was reversed in 2020. Proposed regulations issued August 1, 2018, clarifying the calculation of the one-time deemed repatriation tax, allowed for final determination of the 2017 provisional amount. The impact of final §965 regulations issued on January 15, 2019, and subsequent clarification was immaterial. The provisional amount of $43.0 million reported in 2017 was adjusted by $5.9 million in 2018 to $48.9 million to reflect the SEC's Staff Accounting Bulletin No. 118 final determination within the required one-year measurement period.

Deferred tax liabilities are recognized for taxes payable on the unremitted earnings from foreign operations of our subsidiaries, except where it is our intention to indefinitely reinvest a portion or all of these undistributed earnings. As of December 31, 2020 and 2019, any applicable taxes that would be due upon repatriation were not provided on approximately $997.4 million and $1,001.5 million, respectively, of such accumulated but undistributed earnings from operations of foreign subsidiaries. We currently do not intend to repatriate these unremitted earnings because we have several liquidity options to fund our domestic operations and obligations. These options include investing and financing activities, such as issuing debt, as well as cash flow and dividends from domestic operations. As of December 31, 2020 and 2019, it was not practicable to determine the amount of the unrecognized deferred tax liability that would arise if foreign earnings were remitted, due to the complexity of our international holding company structure, and other significant tax attributes and varying state tax laws. Under the participation exemption available on distributions post-U.S. tax reform, taxes on remittances would be limited to foreign currency gains or losses, foreign withholding taxes, and state income taxes, which we would anticipate to be immaterial. As of December 31, 2020, deferred taxes were also not provided on the approximately $106.2 million of excess book carrying value over tax basis with respect to the original investment in our foreign subsidiaries. A tax liability will be recognized when we no longer plan to indefinitely reinvest a portion or all of these earnings or when we plan to sell a portion or all of our ownership interest.

Other Tax Information

Income tax returns are filed in U.S. federal jurisdiction as well as various states and foreign jurisdictions where we and one or more of our subsidiaries conduct business. Although determined by jurisdiction, with few exceptions our tax uncertainties relate primarily to the U.S. federal jurisdiction. The IRS has completed examination of our consolidated U.S. federal income tax returns for years prior to 2015. A settlement was reached in 2018 with the Department of Justice involving a suit in the Court of Federal Claims, requesting refunds for the years 1995-2003. IRS claims for refund for tax years 2004 through 2008, following settlement of a partnership matter with the Department of Justice in March 2019, were finalized in 2020 following review by the Joint Committee of Taxation. As of December 31, 2020 and 2019, we had $54.6 million and $195.3 million, respectively, of current income tax receivables associated with outstanding audit issues reported as other assets in our consolidated statements of financial position.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

10. Income Taxes – (continued)

Refund claims filed for tax years 2006 through 2008 in 2015 were received in September 2020. The IRS commenced audit of our U.S. federal income tax return for 2009 in 2011, 2010 in 2012, 2011 in 2013, 2012 in 2015, 2015 through 2017 in 2019 and 2018 in the fourth quarter of 2020. The U.S. federal statute of limitations expired for years prior to 2009, except for pending audit issues. The statute was extended until June 30, 2021, for 2009 through 2012 although effectively settled, has expired for 2013 and 2014, and was extended for tax years 2015 and 2016 through October 15, 2021. The statute remains open for tax years 2017 and 2018 through October 15, 2021 and 2022, respectively. The ultimate settlement of earlier tax years can be adjusted into subsequent tax years regardless of statute status. We do not expect the results of these audits, subsequent related adjustments or developments in other tax areas for all open tax years to significantly change the possible increase in the amount of unrecognized tax benefits, but the outcome of tax reviews is uncertain and unforeseen results can occur.

We believe we have adequate defenses against, or sufficient provisions for, contested issues, but final resolution could take several years depending on whether legal remedies are pursued. Consequently, we do not believe issues that might arise in tax years subsequent to 2014 will have a material impact on our net income.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

11. Employee and Agent Benefits – (continued)

Obligations and Funded Status

The plans' combined funded status, reconciled to amounts recognized in the consolidated statements of financial position, was as follows:

			Other postretirement
	Pension benefits		benefits
	December 31,		December 31,
	2020	2019	2020	2019

	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$(3,692.1)	$(3,239.2)	$(101.4)	$(98.9)
Service cost	(72.7)	(66.0)	—	—
Interest cost	(117.3)	(126.5)	(2.8)	(3.7)
Actuarial loss	(462.4)	(506.4)	(11.7)	(4.8)
Participant contributions	—	—	(6.0)	(4.4)
Benefits paid	134.3	123.6	12.8	12.2
Plan amendments	—	122.4	1.0	(1.8)
Other	—	—	0.1	—
Benefit obligation at end of year	$(4,210.2)	$(3,692.1)	$(108.0)	$(101.4)

Change in plan assets
Fair value of plan assets at beginning of year	$2,926.0	$2,498.2	$732.8	$643.9
Actual return on plan assets	521.3	520.9	53.1	95.5
Employer contribution	60.5	30.5	1.5	1.2
Participant contributions	—	—	6.0	4.4
Benefits paid	(134.3)	(123.6)	(12.8)	(12.2)
Fair value of plan assets at end of year	$3,373.5	$2,926.0	$780.6	$732.8

Amount recognized in statement of financial position
Other assets	$—	$—	$675.5	$635.1
Other liabilities	(836.7)	(766.1)	(2.9)	(3.7)
Total	$(836.7)	$(766.1)	$672.6	$631.4

Amount recognized in accumulated other comprehensive (income) loss
Total net actuarial (gain) loss	$760.0	$737.5	$(22.8)	$(17.4)
Prior service benefit	(121.0)	(137.8)	(7.3)	(7.3)
Pre-tax accumulated other comprehensive (income) loss	$639.0	$599.7	$(30.1)	$(24.7)

The accumulated benefit obligation for all defined benefit pension plans was $4,136.5 million and $3,599.5 million as of December 31, 2020 and 2019, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

11. Employee and Agent Benefits – (continued)

Employer contributions to the pension plans include contributions made directly to the qualified pension plan assets and contributions from corporate assets to pay nonqualified pension benefits. Benefits paid from the pension plans include both qualified and nonqualified plan benefits. Nonqualified pension plan assets are not included as part of the asset balances presented in this footnote. The nonqualified pension plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The assets held in a Rabbi trust are available to satisfy the claims of general creditors only in the event of bankruptcy. Therefore, these assets are fully consolidated in our consolidated statements of financial position and are not reflected in our funded status as they do not qualify as plan assets under U.S. GAAP. The market value of assets held in these trusts was $394.8 million and $377.8 million as of December 31, 2020 and 2019, respectively.

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

For the year ended December 31, 2020, the pension plans had an actuarial loss primarily due to a decrease in the discount rate and change in actuarial assumptions. For the year ended December 31, 2019, the pension plans had an actuarial loss primarily due to a decrease in the discount rate.

Other Postretirement Plan Changes and Plan Gains/Losses

For the year ended December 31, 2020, the other postretirement benefit plans had an actuarial loss primarily due to a decrease in the discount rate and a higher than expected number of retirees electing medical coverage with the elimination of subsidized benefits. For the year ended December 31, 2019, the other postretirement benefit plans had an actuarial loss primarily due to a decrease in the discount rate and a gain from actual and projected medical claims cost being lower than expected.

Effective January 1, 2021, $655.5 million of assets in excess of the expected liability to cover the postretirement medical benefits for retirees were re-designated for non-retiree benefits. The elections were made pursuant to plan provisions which provide for assets in excess of 125% of expected liabilities to fund other benefits covered under the plans.

Information for Pension Plans With an Accumulated Benefit Obligation in Excess of Plan Assets

For 2020 and 2019, both the qualified and nonqualified plans had accumulated benefit obligations in excess of plan assets. As noted previously, the nonqualified plans have assets that are deposited in trusts that fail to meet the U.S. GAAP requirements to be included in plan assets; however, these assets are included in our consolidated statements of financial position.

	December 31,
	2020	2019

	(in millions)
Projected benefit obligation	$4,210.2	$3,692.1
Accumulated benefit obligation	4,136.5	3,599.5
Fair value of plan assets	3,373.5	2,926.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

11. Employee and Agent Benefits – (continued)

Information for Other Postretirement Benefit Plans With an Accumulated Postretirement Benefit Obligation in Excess of Plan Assets

	December 31,
	2020	2019

	(in millions)
Accumulated postretirement benefit obligation	$2.9	$3.8
Fair value of plan assets	—	—

Components of Net Periodic Benefit Cost

	Pension benefits			Other postretirement benefits

	For the year ended December 31,
	2020	2019	2018	2020	2019	2018

	(in millions)
Service cost	$72.7	$66.0	$73.0	$—	$—	$0.1
Interest cost	117.3	126.5	119.5	2.8	3.7	3.5
Expected return on plan assets	(156.8)	(148.8)	(157.0)	(36.0)	(33.2)	(33.6)
Amortization of prior service benefit	(16.8)	(11.3)	(3.4)	(1.0)	(1.2)	(13.9)
Recognized net actuarial (gain) loss	75.4	70.1	67.8	—	0.1	(1.5)
Net periodic benefit cost (income)	$91.8	$102.5	$99.9	$(34.2)	$(30.6)	$(45.4)

The components of net periodic benefit cost including the service cost component are included in operating expenses on the consolidated statements of operations.

The pension plans' actuarial gains and losses are amortized using a straight-line amortization method over the average remaining service period of plan participants. The other postretirement plans use a straight-line amortization over the average future lifetime of its remaining covered group of retirees. For the qualified pension plan, gains and losses are amortized without use of the 10% allowable corridor. For the nonqualified pension plans and other postretirement benefit plans, the corridors allowed are used.

	Pension		Other postretirement
	benefits		benefits

	For the year ended December 31,
	2020	2019	2020	2019

	(in millions)
Other changes recognized in accumulated other comprehensive (income) loss
Net actuarial (gain) loss	$97.9	$134.3	$(5.4)	$(57.5)
Prior service (benefit) cost	—	(122.4)	(1.0)	1.7
Amortization of net loss	(75.4)	(70.1)	—	(0.1)
Amortization of prior service benefit	16.8	11.3	1.0	1.2
Total recognized in pre-tax accumulated other comprehensive (income) loss	$39.3	$(46.9)	$(5.4)	$(54.7)
Total recognized in net periodic benefit cost and pre-tax accumulated other comprehensive (income) loss	$131.1	$55.6	$(39.6)	$(85.3)

Net actuarial (gain) loss and net prior service cost benefit have been recognized in AOCI.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

11. Employee and Agent Benefits – (continued)

Assumptions

Weighted-average assumptions used to determine benefit obligations as disclosed under the Obligations and Funded Status section

	Pension benefits
	For the year ended December 31,
	2020	2019
Discount rate	2.50%	3.25%
Interest crediting rate - cash balance benefit	5.00%	—%
Rate of compensation increase:
Cash balance benefit	4.92%	4.95%
Traditional benefit	2.96%	2.98%

	Other postretirement benefits
	For the year ended December 31,
	2020	2019
Discount rate	2.10%	2.95%
Rate of compensation increase	N/A	N/A

Weighted average assumptions used to determine net periodic benefit cost

	Pension benefits
	For the year ended December 31,
	2020	2019	2018
Discount rate (1)	3.25%	3.70%	3.60%
Expected long-term return on plan assets	5.60%	5.95%	6.30%
Interest crediting rate - cash balance benefit	5.00%	—%	—%
Rate of compensation increase:
Cash balance benefit	4.95%	4.94%	4.96%
Traditional benefit	2.98%	2.73%	2.77%

	Other postretirement benefits
	For the year ended December 31,
	2020	2019	2018
Discount rate (2)	2.95%	3.95%	3.35%
Expected long-term return on plan assets	4.94%	5.19%	4.85%
Rate of compensation increase	N/A	N/A	2.39%
(1)	During the second quarter of 2019, we amended The Principal Pension Plan and The Principal Financial Group Nonqualified Defined Benefit Plan for Employees to end traditional benefit accruals as of December 31, 2022, and begin cash balance accruals January 1, 2023. We remeasured the associated plan assets and pension benefit obligations as of May 31, 2019. A discount rate of 4.15% was used until the remeasurement date at which time a discount rate of 3.70% was used. See "Pension Plan Changes and Plan Gains/Losses" for further details.
(2)	During the second quarter 2020, subsidy increases provided under the long-term care plan were capped at 5% per calendar year. This change was remeasured as of March 31, 2020. A discount rate of 2.95% was used until the remeasurement date at which time a discount rate of 2.90% was used.

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

December 31, 2020

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

For other postretirement benefits, the discount rate is determined by projecting future benefit payments inherent in the accumulated postretirement benefit obligation and discounting those cash flows using a spot yield curve for high quality corporate bonds. The plans’ expected benefit payments are discounted to determine a present value using the yield curve and the discount rate is the level rate that produces the same present value. The 4.94% expected long-term return on plan assets for 2020 was based on the weighted average expected long-term asset returns for the plans. The expected long-term rates for the home office medical/life, agent medical/life and post-65 medical plans were 5.0%, 4.7% and 4.7%, respectively.

Assumed Health Care Cost Trend Rates Used to Determine Net Periodic Benefit Cost

	December 31,
	2020	2019
Health care cost trend rate assumed for next year under age 65	6.75%	6.75%
Health care cost trend rate assumed for next year age 65 and over	6.00%	6.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate (under age 65)	2029	2028
Year that the rate reaches the ultimate trend rate (65 and older)	2026	2025

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

December 31, 2020

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

Pension Plan Assets

The fair value of the qualified pension plan’s assets by asset category as of the most recent measurement date was as follows:

	December 31, 2020
	Assets	Amount	Fair value hierarchy level
	measured at	measured at
	fair value	net asset value	Level 1	Level 2	Level 3

	(in millions)
Asset category
Pooled separate account investments:
U.S. large cap equity portfolios (1)	$712.2	$—	$—	$712.2	$—
U.S. small/mid cap equity portfolios (2)	121.6	—	—	121.6	—
Balanced asset portfolios (3)	103.7	—	—	103.7	—
International equity portfolios (4)	459.6	—	—	459.6	—
Real estate investment portfolios (5)	195.1			195.1
Single client separate account investments:
Fixed income securities:
U.S. government and agencies	297.5	—	297.5	—	—
States and political subdivisions	28.0	—	—	28.0	—
Corporate	1,223.1	—	—	1,223.1	—
Commercial mortgage-backed securities	13.6	—	—	13.6	—
Other debt obligations	6.4	—	—	6.4	—
Hedge funds (6)	155.8	155.8	—	—	—
Pooled separate account investment (7)	55.1	—	—	55.1	—
Other (8)	1.8	—	—	1.8	—
Total	$3,373.5	$155.8	$297.5	$2,920.2	$—

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

11. Employee and Agent Benefits – (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

11. Employee and Agent Benefits – (continued)

According to our investment policy, the target asset allocation for the qualified plan is:

Asset category	Target allocation
Fixed income security portfolios	25%	-	80%
Equity portfolios	5%	-	60%
Real estate investment portfolios			10%
Alternatives			5%

Other Postretirement Benefit Plan Assets

The fair value of the other postretirement benefit plans’ assets by asset category as of the most recent measurement date was as follows:

	December 31, 2020
	Assets	Fair value hierarchy level
	measured at
	fair value	Level 1	Level 2	Level 3

	(in millions)
Asset category
Cash and cash equivalents	$0.5	$0.5	$—	$—
Fixed income security portfolios:
Fixed income investment funds (1)	625.2	605.9	19.3	—
U.S. equity portfolios (2)	103.5	38.2	65.3	—
International equity portfolios (3)	51.4	18.4	33.0	—
Total	$780.6	$663.0	$117.6	$—

	December 31, 2019
	Assets	Fair value hierarchy level
	measured at
	fair value	Level 1	Level 2	Level 3

	(in millions)
Asset category
Cash and cash equivalents	$0.6	$0.6	$—	$—
Fixed income security portfolios:
Fixed income investment funds (1)	370.5	331.0	39.5	—
U.S. equity portfolios (2)	254.5	210.3	44.2	—
International equity portfolios (3)	107.2	88.9	18.3	—
Total	$732.8	$630.8	$102.0	$—
(1)	The portfolios invest in various fixed income securities, primarily of U.S. origin. These include, but are not limited to, corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities, U.S. Treasury securities, agency securities, asset-backed securities and collateralized mortgage obligations.
(2)	The portfolios invest primarily in publicly traded equity securities of large U.S. companies.
(3)	The portfolios invest primarily in publicly traded equity securities of non-U.S. companies.

As of December 31, 2020 and 2019, $117.6 million and $101.8 million of assets, respectively, in cash, fixed income security portfolios, U.S. equity portfolios and international equity portfolios were included in a trust owned life insurance contract.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

11. Employee and Agent Benefits – (continued)

The investment strategies for the other postretirement benefit plans are similar to those employed by the qualified pension plan. According to our investment policy, the target asset allocation for the other postretirement benefit plans is:

Asset category	Target allocation
U.S. equity portfolios	35%
International equity portfolios	15%
Fixed income security portfolios	50%

Contributions

Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under ERISA and, generally, not greater than the maximum amount that can be deducted for U.S. federal income tax purposes. We do not anticipate contributions will be needed to satisfy the minimum funding requirements of ERISA for our qualified plan. We are unable to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2021 up to $100.0 million. This includes funding for both our qualified and nonqualified pension plans. While we designate assets to cover the computed liability of the nonqualified plan, the assets are not included as part of the asset balances presented in this footnote as they do not qualify as plan assets in accordance with U.S. GAAP. We may contribute to our other postretirement benefit plans in 2021 pending future analysis.

Estimated Future Benefit Payments

The estimated future benefit payments, which reflect expected future service, are:

		Other postretirement
		benefits (gross benefit
		payments, including
	Pension benefits	prescription drug benefits)

	(in millions)
Year ending December 31:
2021	$160.2	$15.5
2022	159.9	14.8
2023	166.6	13.5
2024	175.8	12.2
2025	179.3	10.9
2026-2030	1,026.0	38.3

The above table reflects the total estimated future benefits to be paid from the plan, including both our share of the benefit cost and the participants' share of the cost, which is funded by their contributions to the plan.

The assumptions used in calculating the estimated future benefit payments are the same as those used to measure the benefit obligation for the year ended December 31, 2020.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

11. Employee and Agent Benefits – (continued)

Defined Benefit Pension Plans Supplemental Information

Certain key summary data is shown below separately for qualified and nonqualified plans.

	For the year ended December 31,
	2020			2019
	Qualified	Nonqualified		Qualified	Nonqualified
	Plan	Plan	Total	Plan	Plan	Total

	(in millions)
Amount recognized in statement of financial position
Other assets	$—	$—	$—	$—	$—	$—
Other liabilities	(294.9)	(541.8)	(836.7)	(258.7)	(507.4)	(766.1)
Total	$(294.9)	$(541.8)	$(836.7)	$(258.7)	$(507.4)	$(766.1)

Amount recognized in accumulated other comprehensive loss
Total net actuarial loss	$563.5	$196.5	$760.0	$567.6	$169.9	$737.5
Prior service benefit	(97.8)	(23.2)	(121.0)	(110.3)	(27.5)	(137.8)
Pre-tax accumulated other comprehensive loss	$465.7	$173.3	$639.0	$457.3	$142.4	$599.7

Components of net periodic benefit cost
Service cost	$66.1	$6.6	$72.7	$59.7	$6.3	$66.0
Interest cost	101.2	16.1	117.3	108.0	18.5	126.5
Expected return on plan assets	(156.8)	—	(156.8)	(148.8)	—	(148.8)
Amortization of prior service benefit	(12.6)	(4.2)	(16.8)	(7.8)	(3.5)	(11.3)
Recognized net actuarial loss	59.9	15.5	75.4	57.6	12.5	70.1
Net periodic benefit cost	$57.8	$34.0	$91.8	$68.7	$33.8	$102.5

Other changes recognized in accumulated other comprehensive (income) loss
Net actuarial loss	$55.7	$42.2	$97.9	$80.8	$53.5	$134.3
Prior service benefit	—	—	—	(107.2)	(15.2)	(122.4)
Amortization of net loss	(59.8)	(15.6)	(75.4)	(57.6)	(12.5)	(70.1)
Amortization of prior service benefit	12.6	4.2	16.8	7.8	3.5	11.3
Total recognized in pre-tax accumulated other comprehensive (income) loss	$8.5	$30.8	$39.3	$(76.2)	$29.3	$(46.9)
Total recognized in net periodic benefit cost and pre-tax accumulated other comprehensive (income) loss	$66.3	$64.8	$131.1	$(7.5)	$63.1	$55.6

Defined Contribution and Deferred Compensation Plans

In addition, we have defined contribution plans that are generally available to all U.S. employees and agents. Eligible participants could not contribute more than $19,500 of their compensation to the plans in 2020. Effective January 1, 2006, we made several changes to the retirement programs. In general, the pension and supplemental executive retirement plan benefit formulas were reduced and the 401(k) matching contribution was increased. Employees who were ages 47 or older with at least ten years of service on December 31, 2005, could elect to retain the prior benefit provisions and forgo receipt of the additional matching contributions. The employees who elected to retain the prior benefit provisions are referred to as “Grandfathered Choice Participants.” We match the Grandfathered Choice Participant's contribution at a 50% contribution rate up to a maximum matching contribution of 3% of the participant's compensation. For all other participants, we match the participant's contributions at a 75% contribution rate up to a maximum matching contribution of 6% of the participant's compensation. The defined contribution plans allow employees to choose among various investment options, including our common stock, which is available through our Employee Stock Ownership Plan (“ESOP”). We contributed $56.7 million, $55.3 million and $53.4 million in 2020, 2019 and 2018, respectively, to our qualified defined contribution plans.

The number of shares of our common stock allocated to participants in the ESOP was 2.3 million and 2.2 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the fair value of the ESOP, which includes earned and unearned common stock, was $115.1 million and $119.8 million, respectively. The ESOP’s total assets include our common stock and cash. The ESOP purchases our common stock on the open market. The number of shares of our common stock held within the ESOP is treated as outstanding in both our basic and diluted earnings per share calculations.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

11. Employee and Agent Benefits – (continued)

We also have nonqualified deferred compensation plans available to select employees and agents that allow them to defer compensation amounts in excess of limits imposed by U.S. federal tax law with respect to the qualified plans. For certain nonqualified deferred compensation plans that include an employer matching contribution, in 2020 we matched the Grandfathered Choice Participant's deferral at a 50% match deferral rate up to a maximum matching deferral of 3% of the participant's compensation. For all other participants in nonqualified deferred compensation plans that include an employer matching contribution, we matched the participant's deferral at a 75% match deferral rate up to a maximum matching deferral of 6% of the participant's compensation. We contributed $3.1 million, $3.2 million and $3.4 million in 2020, 2019 and 2018, respectively, to our nonqualified deferred compensation plans.

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

On November 12, 2014, Frederick Rozo filed a class action lawsuit in the United States District Court for the Southern District of Iowa against Principal Life and us. We were later dismissed as a defendant. The Plaintiff alleged that defendants breached fiduciary duties and engaged in prohibited transactions under ERISA in connection with a general account guaranteed product known as the Principal Fixed Income Option (“PFIO”). On May 12, 2017, the district court certified a nationwide class of participants and beneficiaries who had funds invested in one of the PFIO contracts. On September 25, 2018, the district court granted Principal Life’s motion for summary judgment. On February 3, 2020, the Eighth Circuit Court of Appeals reversed that ruling and remanded the case back to the district court. A bench trial was held before the district court November 3-10, 2020. The court has not yet issued a decision. Principal Life will continue to aggressively defend the case.

While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe any such matter will have a material adverse effect on our business or financial position. As of December 31, 2020, we had no estimated loss accrued related to the legal matter discussed above because we believe the chance of loss from this matter is not probable and the amount of loss cannot be reasonably estimated.

To the extent such matters present a reasonably possible chance of loss, we are generally not able to estimate the possible loss or range of loss associated therewith. The outcome of such matters is always uncertain and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate at December 31, 2020.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

12. Contingencies, Guarantees, Indemnifications and Leases – (continued)

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. The terms of these agreements range in duration and often are not explicitly defined. The maximum exposure under these agreements as of December 31, 2020, was approximately $121.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period. Furthermore, in connection with our contingent funding agreements, we are required to purchase any principal and interest strips of U.S. Treasury securities that are due and not paid from the associated unconsolidated trusts. The maximum exposure under these agreements as of December 31, 2020, was $750.0 million. See Note 9, Debt, for further details.

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

Guaranty Funds

Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. A state’s fund assesses its members based on their pro rata market share of written premiums in the state for the classes of insurance for which the insolvent insurer was engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. We accrue liabilities for guaranty fund assessments when an assessment is probable, can be reasonably estimated and when the event obligating us to pay has occurred. While we cannot predict the amount and timing of any future assessments, we have established reserves we believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings. As of December 31, 2020 and 2019, the liability balance for guaranty fund assessments, which is not discounted, was $21.1 million and $21.7 million, respectively, and was reported within other liabilities in the consolidated statements of financial position. As of December 31, 2020 and 2019, $9.6 million and $10.0 million, respectively, related to premium tax offsets were included in premiums due and other receivables in the consolidated statements of financial position.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

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

The lease assets and liabilities were as follows:

	December 31,
	2020	2019

	(in millions)
Assets
Operating lease assets (1)	$234.9	$190.0
Finance lease assets (1)	49.5	31.4
Total lease assets	$284.4	$221.4

Liabilities
Operating lease liabilities (2)	$231.4	$197.5
Finance lease liabilities (2)	50.1	31.8
Total lease liabilities	$281.5	$229.3
(1)	Operating and finance lease assets are primarily reported within property and equipment on the consolidated statements of financial position.
(2)	Operating and finance lease liabilities are reported within other liabilities on the consolidated statements of financial position.

The lease cost was as follows:

	For the year ended December 31,
	2020	2019

	(in millions)
Finance lease cost (1):
Amortization of right-of-use assets	$20.5	$14.6
Interest on lease liabilities	1.0	1.0
Operating lease cost (1)	58.7	55.8
Other lease cost (1) (2)	8.6	8.0
Sublease income (3)	(1.6)	(1.7)
Total lease cost	$87.2	$77.7
(1)	Finance, operating and other lease costs are primarily included in operating expenses on the consolidated statements of operations.
(2)	Other lease cost primarily reflects variable and short-term lease costs.
(3)	Sublease income is included in fees and other revenues on the consolidated statements of operations.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

12. Contingencies, Guarantees, Indemnifications and Leases – (continued)

Rental expense for operating leases for the year ended December 31, 2018, was $36.7 million. Depreciation expense for capital leases for the year ended December 31, 2018, was $12.9 million.

Payments for operating leases for the years ended December 31, 2020 and 2019, were $71.6 million and $56.1 million, respectively. Payments for finance leases for the years ended December 31, 2020 and 2019, were $21.2 million and $15.1 million, respectively. The following represents future payments due by period for lease obligations:

	Operating leases	Finance leases	Total

	(in millions)
For the twelve months ending December 31:
2021	$56.9	$21.5	$78.4
2022	49.8	13.6	63.4
2023	39.1	11.4	50.5
2024	30.5	3.6	34.1
2025	22.8	1.2	24.0
2026 and thereafter	60.8	—	60.8
Total lease payments	259.9	51.3	311.2
Less: interest	28.5	1.2	29.7
Present value of lease liabilities	$231.4	$50.1	$281.5

The weighted-average remaining lease term and weighted-average discount rates were as follows:

	For the year ended December 31,
	2020	2019
Weighted-average remaining lease term (in years):
Operating leases	6.7	6.7
Finance leases	3.0	2.6

Weighted-average discount rate:
Operating leases	3.2%	3.9%
Finance leases	1.8%	2.7%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

13. Stockholders' Equity

Common Stock Dividends

	For the year ended December 31,
	2020	2019	2018
Dividends declared per common share	$2.24	$2.18	$2.10

Reconciliation of Outstanding Common Shares

	For the year ended December 31,
	2020	2019	2018

	(in millions)
Beginning balance	276.6	279.5	289.0
Shares issued	2.6	2.6	2.6
Treasury stock acquired	(5.9)	(5.5)	(12.1)
Ending balance	273.3	276.6	279.5

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

Other Comprehensive Income (Loss)

	For the year ended December 31, 2020
	Pre-Tax	Tax	After-Tax

	(in millions)

Net unrealized gains on available-for-sale securities during the period	$3,441.4	$(728.7)	$2,712.7
Reclassification adjustment for gains included in net income (1)	(52.9)	12.6	(40.3)
Adjustments for assumed changes in amortization patterns	(179.0)	37.6	(141.4)
Adjustments for assumed changes in policyholder liabilities	(1,478.2)	323.7	(1,154.5)
Net unrealized gains on available-for-sale securities	1,731.3	(354.8)	1,376.5

Net unrealized losses on derivative instruments during the period	(28.1)	6.5	(21.6)
Reclassification adjustment for gains included in net income (3)	(27.1)	5.1	(22.0)
Adjustments for assumed changes in amortization patterns	2.7	(0.5)	2.2
Adjustments for assumed changes in policyholder liabilities	7.8	(1.6)	6.2
Net unrealized losses on derivative instruments	(44.7)	9.5	(35.2)

Foreign currency translation adjustment during the period	(11.7)	(2.6)	(14.3)
Reclassification adjustment for losses included in net income (4)	43.0	1.9	44.9
Foreign currency translation adjustment	31.3	(0.7)	30.6

Unrecognized postretirement benefit obligation during the period	(91.9)	24.9	(67.0)
Amortization of amounts included in net periodic benefit cost (5)	57.6	(15.5)	42.1
Net unrecognized postretirement benefit obligation	(34.3)	9.4	(24.9)

Other comprehensive income	$1,683.6	$(336.6)	$1,347.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

13. Stockholders' Equity – (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

13. Stockholders' Equity – (continued)

	For the year ended December 31, 2018
	Pre-Tax	Tax	After-Tax

	(in millions)
Net unrealized losses on available-for-sale securities during the period	$(2,517.5)	$515.4	$(2,002.1)
Reclassification adjustment for losses included in net income (1)	56.4	(5.3)	51.1
Adjustments for assumed changes in amortization patterns	185.9	(39.1)	146.8
Adjustments for assumed changes in policyholder liabilities	346.9	(72.3)	274.6
Net unrealized losses on available-for-sale securities	(1,928.3)	398.7	(1,529.6)

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	39.7	(8.4)	31.3
Adjustments for assumed changes in amortization patterns	(5.3)	1.1	(4.2)
Adjustments for assumed changes in policyholder liabilities	(0.8)	0.1	(0.7)
Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	33.6	(7.2)	26.4

Net unrealized gains on derivative instruments during the period	50.4	(3.4)	47.0
Reclassification adjustment for gains included in net income (3)	(40.1)	4.2	(35.9)
Adjustments for assumed changes in amortization patterns	0.3	(0.1)	0.2
Adjustments for assumed changes in policyholder liabilities	5.7	(1.0)	4.7
Net unrealized gains on derivative instruments	16.3	(0.3)	16.0

Foreign currency translation adjustment	(303.9)	16.3	(287.6)

Unrecognized postretirement benefit obligation during the period	(125.3)	29.4	(95.9)
Amortization of amounts included in net periodic benefit cost (5)	49.0	(14.0)	35.0
Net unrecognized postretirement benefit obligation	(76.3)	15.4	(60.9)

Other comprehensive loss	$(2,258.6)	$422.9	$(1,835.7)
(1)	Pre-tax reclassification adjustments relating to available-for-sale securities are reported in net realized capital gains (losses) on the consolidated statements of operations.
(2)	Prior to 2020, represents the net impact of (1) unrealized gains resulting from reclassification of previously recognized noncredit impairment losses from OCI to net realized capital gains (losses) for fixed maturities with bifurcated OTTI that had additional credit losses or fixed maturities that previously had bifurcated OTTI that have now been sold or are intended to be sold and (2) unrealized losses resulting from reclassification of noncredit impairment losses for fixed maturities with bifurcated OTTI from net realized capital gains (losses) to OCI.
(3)	See Note 5, Derivative Financial Instruments, under the caption “Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations” for further details.
(4)	The 2020 pre-tax reclassification adjustment primarily related to the release of the cumulative translation adjustment from the dissolution of a foreign subsidiary and the net impact of deconsolidated sponsored investment funds and associated net investment hedges. The 2019 pre-tax reclassification adjustment primarily related to deconsolidated sponsored investment funds. The adjustments were reported in net realized capital gains (losses) on the consolidated statements of operations. For the years ended December 31, 2020 and 2019, $8.7 million and $5.7 million, respectively, of this reclassification relates to noncontrolling interest and is reported in net income attributable to noncontrolling interest on the consolidated statements of operations.
(5)	Amount is comprised of amortization of prior service cost (benefit) and recognized net actuarial (gain) loss, which is reported in operating expenses on the consolidated statements of operations. See Note 11, Employee and Agent Benefits, under the caption “Components of Net Periodic Benefit Cost” for further details.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

13. Stockholders' Equity – (continued)

Accumulated Other Comprehensive Income (Loss)

		Noncredit
	Net unrealized	component of	Net unrealized	Foreign	Unrecognized	Accumulated
	gains on	impairment losses	gains	currency	postretirement	other
	available-for-sale	on fixed maturities	on derivative	translation	benefit	comprehensive
	securities (1)	available-for-sale (2)	instruments	adjustment	obligation	income (loss)

	(in millions)
Balances as of January 1, 2018	$1,470.7	$(58.3)	$42.7	$(918.5)	$(371.1)	$165.5
Other comprehensive loss during the period, net of adjustments	(1,580.6)	—	51.9	(283.2)	(95.9)	(1,907.8)
Amounts reclassified from AOCI	51.1	26.4	(35.9)	—	35.0	76.6
Other comprehensive loss	(1,529.5)	26.4	16.0	(283.2)	(60.9)	(1,831.2)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	(1.6)	—	(1.6)
Effects of implementation of accounting change related to equity investments, net	(1.0)	—	—	—	—	(1.0)
Effects of implementation of accounting change accounting change related to revenue recognition, net	—	—	—	25.6	—	25.6
Effects of implementation of accounting change related to the reclassification of certain tax effects, net	249.8	(15.2)	5.7	(81.8)	(80.9)	77.6
Balances as of December 31, 2018	190.0	(47.1)	64.4	(1,259.5)	(512.9)	(1,565.1)
Other comprehensive income during the period, net of adjustments	2,578.3	—	8.0	(102.7)	35.0	2,518.6
Amounts reclassified from AOCI	37.7	3.0	(19.0)	20.4	42.3	84.4
Other comprehensive income	2,616.0	3.0	(11.0)	(82.3)	77.3	2,603.0
Balances as of December 31, 2019	2,806.0	(44.1)	53.4	(1,341.8)	(435.6)	1,037.9
Other comprehensive income during the period, net of adjustments	1,416.7	—	(13.2)	(7.3)	(67.0)	1,329.2
Amounts reclassified from AOCI	(40.3)	—	(22.0)	36.2	42.1	16.0
Other comprehensive income	1,376.4	—	(35.2)	28.9	(24.9)	1,345.2
Effects of implementation of accounting change related to credit losses, net	(44.1)	44.1	—	—	—	—
Balances as of December 31, 2020	$4,138.3	$—	$18.2	$(1,312.9)	$(460.5)	$2,383.1
(1)	Net unrealized losses on available-for-sale debt securities for which an allowance for credit loss has been recorded were $2.9 million as of December 31, 2020.
(2)	Prior to the implementation of authoritative guidance in 2020, the noncredit component of impairment losses on fixed maturities, available-for-sale was included as a separate component of stockholders' equity.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

13. Stockholders' Equity – (continued)

Following is a reconciliation of the changes in the redeemable noncontrolling interest (in millions):

	For the year ended December 31,
	2020	2019	2018

	(in millions)
Beginning balance	$264.9	$391.2	$101.3
Net income (loss) attributable to redeemable noncontrolling interest	7.5	33.6	(2.1)
Redeemable noncontrolling interest of deconsolidated entities (1)	(91.9)	(505.4)	(10.6)
Contributions from redeemable noncontrolling interest	136.2	402.1	355.0
Distributions to redeemable noncontrolling interest	(62.0)	(66.3)	(36.8)
Purchase of subsidiary shares from redeemable noncontrolling interest	—	(1.1)	(7.1)
Change in redemption value of redeemable noncontrolling interest	0.2	5.4	(7.0)
Stock-based compensation attributable to redeemable noncontrolling interest	0.1	0.1	0.1
Other comprehensive income (loss) attributable to redeemable noncontrolling interest	0.6	5.3	(1.6)
Ending balance	$255.6	$264.9	$391.2
(1)	We deconsolidated certain sponsored investment funds as they no longer met the requirements for consolidation.

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

Under Iowa law, Principal Life may pay dividends only from the earned surplus arising from its business and must receive the prior approval of the Commissioner of Insurance of the State of Iowa (“the Commissioner”) to pay stockholder dividends or make any other distribution if such distribution would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limitations. Extraordinary dividends include those made, together with dividends and other distributions, within the preceding twelve months that exceed the greater of (i) 10% of Principal Life’s statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year, not to exceed earned surplus. Based on this limitation and 2020 statutory results, Principal Life could pay approximately $932.5 million in ordinary stockholder dividends in 2021 without prior regulatory approval. However, because the dividend test is based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2021, some or all of such dividends may be extraordinary and require regulatory approval.

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

December 31, 2020

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

Determination of Fair Value

The following discussion describes the valuation methodologies and inputs used for assets and liabilities measured at fair value on a recurring basis. The techniques utilized in estimating the fair value of financial instruments are reliant on the assumptions used. Care should be exercised in deriving conclusions about our business, its value or financial position based on the fair value information of financial instruments presented below.

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

December 31, 2020

14. Fair Value Measurements – (continued)

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of December 31, 2020, less than 1% of our total fixed maturities were Level 3 securities valued using internal pricing models.

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

December 31, 2020

14. Fair Value Measurements – (continued)

Our non-cleared derivative contracts are generally documented under ISDA Master Agreements, which provide for legally enforceable set-off and close-out netting of exposures to specific counterparties. Collateral arrangements are bilateral and based on current ratings of each entity. We utilize the LIBOR interest rate curve to value our positions, which includes a credit spread. This credit spread incorporates an appropriate level of nonperformance risk into our valuations given the current ratings of our counterparties, as well as the collateral agreements in place. Counterparty credit risk is routinely monitored to ensure our adjustment for nonperformance risk is appropriate. Our centrally cleared derivative contracts are conducted with regulated centralized clearinghouses, which provide for daily exchange of cash collateral or variation margin equal to the difference in the daily market values of those contracts that eliminates the nonperformance risk on these trades.

Interest Rate Contracts. For non-cleared contracts we use discounted cash flow valuation techniques to determine the fair value of interest rate swaps and swaptions using observable swap curves as the inputs. These are reflected in Level 2. For forward contracts, we obtain prices from third party pricing vendors. These are reflected in Level 2. For centrally cleared contracts we use published prices from clearinghouses. These are reflected in Level 2. In addition, we had interest rate options that were valued using broker quotes. These were reflected in Level 3.

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

December 31, 2020

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

The assumption for our own nonperformance risk for investment contracts and any embedded derivatives bifurcated from certain universal life, annuity and investment contracts is based on the current market credit spreads for debt-like instruments we have issued and are available in the market.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

14. Fair Value Measurements – (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2020
	Assets/	Amount
	(liabilities)	measured at	Fair value hierarchy level
	measured at	net asset
	fair value	value (4)	Level 1	Level 2	Level 3

	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$2,111.5	$—	$1,768.3	$343.2	$—
Non-U.S. governments	1,073.7	—	1.1	1,072.6	—
States and political subdivisions	9,167.8	—	—	9,167.8	—
Corporate	47,354.8	—	—	47,064.0	290.8
Residential mortgage-backed pass-through securities	2,986.8	—	—	2,986.8	—
Commercial mortgage-backed securities	4,942.3	—	—	4,929.1	13.2
Collateralized debt obligations (1)	4,027.5	—	—	4,000.3	27.2
Other debt obligations	7,045.9	—	—	7,016.7	29.2
Total fixed maturities, available-for-sale	78,710.3	—	1,769.4	76,580.5	360.4
Fixed maturities, trading	532.1	—	0.5	531.6	—
Equity securities	2,013.4	—	659.7	1,353.7	—
Derivative assets (2)	463.5	—	—	462.9	0.6
Other investments	746.3	75.7	252.8	385.9	31.9
Cash equivalents	1,466.4	—	38.3	1,428.1	—
Sub-total excluding separate account assets	83,932.0	75.7	2,720.7	80,742.7	392.9
Separate account assets	175,951.4	155.8	102,550.5	64,351.9	8,893.2
Total assets	$259,883.4	$231.5	$105,271.2	$145,094.6	$9,286.1

Liabilities
Investment and universal life contracts (3)	$(467.8)	$—	$—	$—	$(467.8)
Derivative liabilities (2)	(186.1)	—	—	(180.4)	(5.7)
Other liabilities	(0.4)	—	—	(0.4)	—
Total liabilities	$(654.3)	$—	$—	$(180.8)	$(473.5)

Net assets	$259,229.1	$231.5	$105,271.2	$144,913.8	$8,812.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

14. Fair Value Measurements – (continued)

	December 31, 2019
	Assets/	Amount
	(liabilities)	measured at	Fair value hierarchy level
	measured at	net asset
	fair value	value (4)	Level 1	Level 2	Level 3

	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,724.2	$—	$1,320.0	$404.2	$—
Non-U.S. governments	996.2	—	1.4	994.8	—
States and political subdivisions	7,490.0	—	—	7,490.0	—
Corporate	40,647.4	—	18.5	40,547.2	81.7
Residential mortgage-backed pass-through securities	2,982.4	—	—	2,982.4	—
Commercial mortgage-backed securities	4,850.2	—	—	4,837.3	12.9
Collateralized debt obligations (1)	3,215.3	—	—	3,016.3	199.0
Other debt obligations	8,200.5	—	—	8,109.2	91.3
Total fixed maturities, available-for-sale	70,106.2	—	1,339.9	68,381.4	384.9
Fixed maturities, trading	675.9	—	0.5	675.1	0.3
Equity securities	1,879.4	—	645.8	1,233.6	—
Derivative assets (2)	294.7	—	—	265.4	29.3
Other investments	796.0	78.3	335.2	343.5	39.0
Cash equivalents	1,299.0	—	40.9	1,258.1	—
Sub-total excluding separate account assets	75,051.2	78.3	2,362.3	72,157.1	453.5
Separate account assets	165,468.0	129.0	95,652.5	60,718.5	8,968.0
Total assets	$240,519.2	$207.3	$98,014.8	$132,875.6	$9,421.5

Liabilities
Investment and universal life contracts (3)	$(214.2)	$—	$—	$—	$(214.2)
Derivative liabilities (2)	(217.7)	—	—	(201.4)	(16.3)
Other liabilities (3)	(98.9)	—	—	(98.9)	—
Total liabilities	$(530.8)	$—	$—	$(300.3)	$(230.5)

Net assets	$239,988.4	$207.3	$98,014.8	$132,575.3	$9,191.0
(1)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(2)	Within the consolidated statements of financial position, derivative assets are reported with other investments and derivative liabilities are reported with other liabilities. The amounts are presented gross in the tables above to reflect the presentation on the consolidated statements of financial position; however, are presented net for purposes of the rollforward in the Changes in Level 3 Fair Value Measurements tables. Refer to Note 5, Derivative Financial Instruments, for further information on fair value by class of derivative instruments.
(3)	Includes bifurcated embedded derivatives that are reported at net asset (liability) fair value within the same line item in the consolidated statements of financial position in which the host contract is reported.
(4)	Certain investments are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy. Other investments using the NAV practical expedient consist of certain fund interests that are restricted until maturity with unfunded commitments totaling $15.1 million and $19.9 million as of December 31, 2020 and December 31, 2019, respectively. Separate account assets using the NAV practical expedient consist of hedge funds with varying investment strategies that also have a variety of redemption terms and conditions. We do not have unfunded commitments associated with these hedge funds.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

14. Fair Value Measurements – (continued)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows:

	For the year ended December 31, 2020
		Total realized/unrealized
		gains (losses)
	Beginning
	asset/			Net			Ending
	(liability)			purchases,			asset/
	balance	Included	Included in	sales,			(liability)
	as of	in net	other	issuances	Transfers	Transfers	balance as of
	January 1,	income	comprehensive	and	into	out of	December 31,
	2020	(2)	income (3)	settlements (4)	Level 3	Level 3	2020

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$81.7	$(0.9)	$5.2	$118.0	$342.0	$(255.2)	$290.8
Commercial mortgage-backed securities	12.9	(1.3)	1.4	(0.1)	0.3	—	13.2
Collateralized debt obligations	199.0	(2.3)	(21.9)	183.0	—	(330.6)	27.2
Other debt obligations	91.3	—	(1.4)	(37.9)	46.1	(68.9)	29.2
Total fixed maturities, available-for-sale	384.9	(4.5)	(16.7)	263.0	388.4	(654.7)	360.4
Fixed maturities, trading	0.3	—	—	—	—	(0.3)	—
Other investments	39.0	6.3	(2.9)	(10.5)	—	—	31.9
Separate account assets (1)	8,968.0	463.7	—	(538.5)	—	—	8,893.2

Liabilities
Investment and universal life contracts	(214.2)	(254.9)	(0.3)	1.6	—	—	(467.8)

Derivatives
Net derivative assets (liabilities)	13.0	11.8	—	(3.4)	—	(26.5)	(5.1)

	For the year ended December 31, 2019
		Total realized/unrealized
		gains (losses)
	Beginning
	asset/						Ending
	(liability)			Net purchases,			asset/
	balance		Included in	sales,			(liability)
	as of	Included	other	issuances	Transfers	Transfers	balance as of
	January 1,	in net	comprehensive	and	into	out of	December 31,
	2019	income (2)	income (3)	settlements (4)	Level 3	Level 3	2019

	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$4.6	$—	$—	$(4.6)	$—	$—	$—
Corporate	57.9	—	2.5	17.2	4.1	—	81.7
Commercial mortgage-backed securities	9.5	(3.8)	3.4	2.4	3.7	(2.3)	12.9
Collateralized debt obligations	8.3	(2.6)	0.9	122.5	69.9	—	199.0
Other debt obligations	58.5	—	0.8	100.0	8.3	(76.3)	91.3
Total fixed maturities, available-for-sale	138.8	(6.4)	7.6	237.5	86.0	(78.6)	384.9
Fixed maturities, trading	—	—	—	0.3	—	—	0.3
Other investments	17.2	6.0	—	5.8	10.0	—	39.0
Separate account assets (1)	8,615.5	739.9	—	(214.2)	—	(173.2)	8,968.0

Liabilities
Investment and universal life contracts	(45.2)	(145.5)	(0.2)	(23.3)	—	—	(214.2)

Derivatives
Net derivative assets (liabilities)	3.1	(0.8)	—	10.7	—	—	13.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

14. Fair Value Measurements – (continued)

	For the year ended December 31, 2018
		Total realized/unrealized
		gains (losses)
	Beginning
	asset/						Ending
	(liability)			Net purchases,			asset/
	balance		Included in	sales,			(liability)
	as of	Included	other	issuances	Transfers	Transfers	balance as of
	January 1,	in net	comprehensive	and	into	out of	December 31,
	2018	income (2)	income (3)	settlements (4)	Level 3	Level 3	2018

	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$7.4	$—	$(0.1)	$(1.4)	$—	$(1.3)	$4.6
Corporate	128.0	(1.0)	(0.1)	(15.2)	1.0	(54.8)	57.9
Commercial mortgage-backed securities	10.6	(3.5)	0.2	0.1	3.6	(1.5)	9.5
Collateralized debt obligations	125.0	(0.9)	0.2	66.3	54.7	(237.0)	8.3
Other debt obligations	2.3	—	(0.2)	147.4	—	(91.0)	58.5
Total fixed maturities, available-for-sale	273.3	(5.4)	—	197.2	59.3	(385.6)	138.8
Fixed maturities, trading	—	—	—	3.7	—	(3.7)	—
Equity securities	2.7	12.9	—	(15.6)	—	—	—
Other investments	6.5	1.7	—	9.0	—	—	17.2
Separate account assets (1)	7,651.4	869.5	(0.3)	133.7	2.3	(41.1)	8,615.5

Liabilities
Investment and universal life contracts	(160.3)	107.5	0.1	7.5	—	—	(45.2)

Derivatives
Net derivative assets (liabilities)	18.1	(20.2)	—	5.2	—	—	3.1
(1)	Gains and losses for separate account assets do not impact net income as the change in value of separate account assets is offset by a change in value of separate account liabilities. Foreign currency translation adjustments related to the Principal International segment separate account assets are recorded in AOCI and are offset by foreign currency translation adjustments of the corresponding separate account liabilities.
(2)	Both realized gains (losses) and mark-to-market unrealized gains (losses) are generally reported in net realized capital gains (losses) within the consolidated statements of operations. Realized and unrealized gains (losses) on certain securities with an investment objective to realize economic value through mark-to-market changes are reported in net investment income within the consolidated statements of operations. Changes in unrealized gains (losses) included in net income relating to positions still held were:

	For the year ended December 31,
	2020	2019	2018

	(in millions)
Assets
Fixed maturities, available-for-sale:
Commercial mortgage-backed securities	$(1.2)	$(2.9)	$(1.9)
Collateralized debt obligations	(2.2)	(2.6)	(0.9)
Total fixed maturities, available-for-sale	(3.4)	(5.5)	(2.8)
Other investments	5.3	6.0	1.7
Separate account assets	385.5	697.1	829.8

Liabilities
Investment and universal life contracts	(262.1)	(146.0)	109.9

Derivatives
Net derivative assets (liabilities)	9.9	5.3	(18.4)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

14. Fair Value Measurements – (continued)

(3)	Includes foreign currency translation adjustments related to our Principal International segment. Changes in unrealized gains (losses) included in OCI relating to positions still held were:

For the year ended
December 31, 2020
(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$11.9
Commercial mortgage-backed securities	1.5
Collateralized debt obligations	(0.3)
Total fixed maturities, available-for-sale	13.1
Other investments	(2.9)

Liabilities
Investment and universal life contracts	(0.3)

(4)	Gross purchases, sales, issuances and settlements were:

	For the year ended December 31, 2020
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$169.2	$(5.5)	$—	$(45.7)	$118.0
Commercial mortgage-backed securities	—	—	—	(0.1)	(0.1)
Collateralized debt obligations	182.5	—	—	0.5	183.0
Other debt obligations	14.3	—	—	(52.2)	(37.9)
Total fixed maturities, available-for-sale	366.0	(5.5)	—	(97.5)	263.0
Other investments	0.5	(11.0)	—	—	(10.5)
Separate account assets (5)	309.2	(658.2)	(396.1)	206.6	(538.5)

Liabilities
Investment and universal life contracts	—	—	(23.0)	24.6	1.6

Derivatives
Net derivative assets (liabilities)	—	(3.4)	—	—	(3.4)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

14. Fair Value Measurements – (continued)

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels were as follows:

	For the year ended December 31, 2020
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$342.0	$—	$255.2
Commercial mortgage-backed securities	—	0.3	—	—
Collateralized debt obligations	—	—	—	330.6
Other debt obligations	—	46.1	—	68.9
Total fixed maturities, available-for-sale	—	388.4	—	654.7
Fixed maturities, trading	—	—	—	0.3

Derivatives
Net derivative assets (liabilities)	—	—	—	26.5

	For the year ended December 31, 2019
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$4.1	$—	$—
Commercial mortgage-backed securities	—	3.7	—	2.3
Collateralized debt obligations	—	69.9	—	—
Other debt obligations	—	8.3	—	76.3
Total fixed maturities, available-for-sale	—	86.0	—	78.6
Other investments	—	10.0	—	—
Separate account assets	—	—	—	173.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

14. Fair Value Measurements – (continued)

	For the year ended December 31, 2018
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for- sale:
Non-U.S. governments	$—	$—	$—	$1.3
Corporate	—	1.0	—	54.8
Commercial mortgage-backed securities	—	3.6	—	1.5
Collateralized debt obligations	—	54.7	—	237.0
Other debt obligations	—	—	—	91.0
Total fixed maturities, available-for-sale	—	59.3	—	385.6
Fixed maturities, trading	—	—	—	3.7
Separate account assets	—	2.3	0.2	40.9

Assets transferred into Level 3 during 2020, 2019 and 2018, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations. In addition, other investments transferred from Level 2 into Level 3 during 2019, included certain redeemable preferred stock for which at least one significant unobservable input is now used to determine fair value.

Assets transferred out of Level 3 during 2020, 2019 and 2018, included those for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information. Separate account assets transferred out of Level 3 during 2019 primarily included those we now value using the unit trust APIF as the unit of account, which were previously valued using the underlying investments of the unit trust APIF.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

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

	December 31, 2020
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of				Weighted
	fair value	technique(s)	input description	inputs				average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$286.1	Discounted cash flow	Discount rate (1)	0.9	%-	11.7%		7.3%
			Illiquidity premium	0	basis points ("bps")-	60	bps	19	bps
			Comparability adjustment	0	bps-	769	bps	359	bps
			Potential loss severity	0.0	%-	54.6%		0.2%
			Probability of default	0.0	%-	100.0%		0.3%
Commercial mortgage-backed securities	1.1	Discounted cash flow	Probability of default			100.0%		100.0%
			Potential loss severity			78.4%		78.4%
Collateralized debt obligations	0.7	Discounted cash flow	Potential loss severity			40.5%		40.5%
			Probability of default			100.0%		100.0%
Other debt obligations	0.8	Discounted cash flow	Discount rate (1)			10.0%		10.0%
			Illiquidity premium			500	bps	500	bps
Other investments	30.4	Discounted cash flow - other investments	Discount rate (1)	25.0	%-	30.0%		27.5%
			Terminal earnings before interest, taxes, depreciation and amortization multiple	3.8	x-	4.7	x	4.2	x
		Market comparables - other investments	Revenue multiples (2)	6.0	x-	8.0	x	7.0	x
		Discounted cash flow - real estate	Discount rate (1)			6.5%		6.5%
			Terminal capitalization rate			5.3%		5.3%
			Average market rent growth rate			2.6%		2.6%
		Discounted cash flow - real estate debt	Loan to value			52.6%		52.6%
			Credit spread			3.3%		3.3%
Separate account assets	8,893.2	Discounted cash flow - mortgage loans	Discount rate (1)			1.2%		1.2%
			Illiquidity premium			60	bps	60	bps
			Credit spread rate			110	bps	110	bps
		Discounted cash flow - real estate	Discount rate (1)	5.6	%-	11.9%		6.9%
			Terminal capitalization rate	4.5	%-	9.3%		5.7%
			Average market rent growth rate	1.5	%-	4.8%		3.0%
		Discounted cash flow - real estate debt	Loan to value	6.3	%-	74.2%		47.5%
			Market interest rate	2.0	%-	5.0%		3.4%
Liabilities
Investment and universal life contracts (6)	(467.8)	Discounted cash flow	Long duration interest rate	1.2	%-	1.4	% (3)	1.3%
			Long-term equity market volatility	17.6	%-	26.9%		19.6%
			Nonperformance risk	0.1	%-	1.4%		0.9%
			Utilization rate	See note (4)
			Lapse rate	0.0	%-	16.0%		5.8%
			Mortality rate	See note (5)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

14. Fair Value Measurements – (continued)

	December 31, 2019
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of				Weighted
	fair value	technique(s)	input description	inputs				average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$72.5	Discounted cash flow	Discount rate (1)	1.9	%-	5.1%		3.8%
			Illiquidity premium	0	bps-	410	bps	152	bps
Commercial mortgage-backed securities	2.4	Discounted cash flow	Probability of default			100.0%		100.0%
			Potential loss severity			53.1%		53.1%
Collateralized debt obligations	108.7	Discounted cash flow	Discount rate (1)	2.9	%-	10.0%		3.4%
			Potential loss severity			23.0%		23.0%
			Probability of default			100.0%		100.0%
Other debt obligations	1.2	Discounted cash flow	Discount rate (1)			5.0%		5.0%
			Illiquidity premium			500	bps	500	bps
Other investments	14.8	Discounted cash flow	Discount rate (1)	25.0	%-	30.0%		27.5%
			Terminal earnings before interest, taxes, depreciation and amortization multiple	3.5	x-	4.5	x	4.0	x
		Market comparables	Revenue multiples (2)	0.8	x-	7.0	x	4.1	x
Separate account assets	8,966.2	Discounted cash flow - mortgage loans	Discount rate (1)			2.8%		2.8%
			Illiquidity premium			60	bps	60	bps
			Credit spread rate			120	bps	120	bps
		Discounted cash flow - real estate	Discount rate (1)	5.5	%-	11.8%		6.7%
			Terminal capitalization rate	4.5	%-	9.3%		5.7%
			Average market rent growth rate	2.0	%-	4.7%		3.0%
		Discounted cash flow - real estate debt	Loan to value	8.0	%-	80.4%		45.9%
			Market interest rate	3.2	%-	5.8%		3.6%
Liabilities
Investment and universal life contracts (6)	(214.2)	Discounted cash flow	Long duration interest rate	2.0	%-	2.1	% (3)
			Long-term equity market volatility	15.0	%-	26.9%
			Nonperformance risk	0.2	%-	1.3%
			Utilization rate	See note (4)
			Lapse rate	0.0	%-	18.0%
			Mortality rate	See note (5)
(1)	Represents market comparable interest rate or an index adjusted rate used as the base rate in the discounted cash flow analysis prior to any illiquidity or other adjustments, where applicable.
(2)	Revenue multiples are amounts used when we have determined market participants would use such multiples to value the investments.
(3)	Represents the range of rate curves used in the valuation analysis that we have determined market participants would use when pricing the instrument. Derived from interpolation between various observable swap rates.
(4)	This input factor is the number of contractholders taking withdrawals as well as the amount and timing of the withdrawals and a range does not provide a meaningful presentation.
(5)	This input is based on an appropriate industry mortality table and a range does not provide a meaningful presentation.
(6)	Includes bifurcated embedded derivatives that are reported at net asset (liability) fair value within the same line item in the consolidated statements of financial position in which the host contract is reported.

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

December 31, 2020

14. Fair Value Measurements – (continued)

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No significant assets and liabilities were measured at fair value on a nonrecurring basis for the years ended December 31, 2020, 2019 and 2018.

Fair Value Option

We elected fair value accounting for:

●	Certain commercial mortgage loans of a consolidated VIE for which it was not practicable for us to determine the carrying value. The consolidated VIE was unwound in the third quarter of 2019.
●	Certain real estate ventures that are subject to the equity method of accounting because the nature of the investments is to add value to the properties and generate income from the operations of the properties. Other equity method real estate investments are not fair valued because the investments mainly generate income from the operations of the underlying properties.

The following tables present information regarding the assets and liabilities for which the fair value option was elected.

	December 31, 2020	December 31, 2019

	(in millions)
Real estate ventures (1)
Fair value	$28.5	$22.8
(1)	Reported with other investments in the consolidated statements of financial position.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

14. Fair Value Measurements – (continued)

	For the year ended December 31,
	2020	2019	2018

	(in millions)
Commercial mortgage loans of consolidated VIEs
Change in fair value pre-tax gain (loss) (1) (2)	$—	$0.1	$(0.2)
Interest income (3)	—	0.3	0.7

Real estate ventures
Change in fair value pre-tax gain (4)	5.3	6.0	1.7
(1)	None of the change in fair value related to instrument-specific credit risk.
(2)	Reported in net realized capital gains (losses) on the consolidated statements of operations.
(3)	Reported in net investment income on the consolidated statements of operations and recorded based on the effective interest rates as determined at the closing of the loan.
(4)	Reported in net investment income on the consolidated statements of operations.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	December 31, 2020
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3

	(in millions)
Assets (liabilities)
Mortgage loans	$17,343.0	$18,762.6	$—	$—	$18,762.6
Policy loans	784.0	1,037.7	—	—	1,037.7
Other investments	347.2	338.5	—	247.1	91.4
Cash and cash equivalents	1,383.4	1,383.4	1,369.7	13.7	—
Investment contracts	(35,449.9)	(36,738.7)	—	(5,276.9)	(31,461.8)
Short-term debt	(84.7)	(84.7)	—	(84.7)	—
Long-term debt	(4,279.2)	(4,949.9)	—	(4,908.7)	(41.2)
Separate account liabilities	(160,316.4)	(159,129.2)	—	—	(159,129.2)
Bank deposits (1)	(423.5)	(429.7)	—	(429.7)	—
Cash collateral payable	(224.6)	(224.6)	(224.6)	—	—

	December 31, 2019
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3

	(in millions)
Assets (liabilities)
Mortgage loans	$16,486.9	$17,214.7	$—	$—	$17,214.7
Policy loans	798.0	1,030.8	—	—	1,030.8
Other investments	278.8	273.1	—	180.3	92.8
Cash and cash equivalents	1,216.9	1,216.9	1,193.3	23.6	—
Investment contracts	(33,922.2)	(34,001.3)	—	(4,304.5)	(29,696.8)
Short-term debt	(93.4)	(93.4)	—	(93.4)	—
Long-term debt	(3,734.1)	(4,122.9)	—	(4,015.3)	(107.6)
Separate account liabilities	(151,132.4)	(149,955.6)	—	—	(149,955.6)
Bank deposits (1)	(469.6)	(468.3)	—	(468.3)	—
Cash collateral payable	(156.8)	(156.8)	(156.8)	—	—

(1)  Excludes deposit liabilities without defined or contractual maturities.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

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

For the year ended, December 31, 2019, Principal Life’s use of prescribed statutory accounting practices resulted in higher statutory surplus of $862.1 million relative to the accounting practices and procedures of the NAIC due to its accounting for reserve credits associated with a reinsurance transaction with an affiliated reinsurer. Effective June 2020, the affiliated reinsurer became accredited in the State of Iowa and the reserve credits were no longer considered a prescribed practice. In addition, as of December 31, 2019, Principal Life’s permitted statutory accounting practice relating to variable annuities with a guaranteed living benefit rider resulted in lower statutory surplus of $151.3 million relative to carrying certain interest rate swaps at book value rather than fair value, as if they received hedge accounting treatment for statutory. Effective January 1, 2020, the Iowa Insurance Division approved our request to discontinue the use of this permitted practice due to changes in the practices and procedures of the NAIC.

Principal Life cedes certain term and universal life insurance statutory reserves to our affiliated reinsurance subsidiaries on a funds withheld coinsurance basis. The reserves are secured by cash, invested assets and financing provided by highly rated third parties. As of December 31, 2020 and 2019, our affiliated reinsurance subsidiaries assumed statutory reserves of $8,978.2 million and $7,902.3 million from Principal Life, respectively. In the states of Vermont and Delaware, the affiliated reinsurers had permitted and prescribed practices allowing for the admissibility of certain assets backing these reserves. As of December 31, 2020 and 2019, assets admitted under these practices totaled $3,731.0 million and $3,358.0 million, respectively.

Life and health insurance companies are subject to certain risk-based capital (“RBC”) requirements as specified by the NAIC. Under those requirements, the amount of capital and surplus maintained by a life and health insurance company is to be determined based on the various risk factors related to it. As of December 31, 2020, Principal Life met the minimum RBC requirements.

Statutory net income and statutory capital and surplus of Principal Life were as follows:

	As of or for the year ended December 31,
	2020	2019	2018

	(in millions)
Statutory net income	$915.9	$989.3	$1,017.6
Statutory capital and surplus	5,682.4	5,193.4	5,319.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

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

The Retirement and Income Solutions segment provides retirement and related financial products and services primarily to businesses, their employees and other individuals. The segment is organized into Retirement and Income Solutions – Fee, which includes full service accumulation, trust services, individual variable annuities and revenues and expenses associated with the purchase of the Acquired Business; and Retirement and Income Solutions – Spread, which includes individual fixed annuities, investment only, pension risk transfer and banking services.

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

December 31, 2020

16. Segment Information – (continued)

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

December 31, 2020

16. Segment Information – (continued)

The following tables summarize select financial information by segment, including operating revenues for our products and services, and reconcile segment totals to those reported in the consolidated financial statements:

	December 31, 2020	December 31, 2019

	(in millions)
Assets:
Retirement and Income Solutions	$207,288.4	$192,698.1
Principal Global Investors	2,294.3	2,363.3
Principal International	51,707.6	48,857.6
U.S. Insurance Solutions	31,438.9	28,669.6
Corporate	3,898.5	3,499.2
Total consolidated assets	$296,627.7	$276,087.8

	For the year ended December 31,
	2020	2019	2018

	(in millions)
Operating revenues by segment:
Retirement and Income Solutions:
Retirement and Income Solutions – Fee	$2,149.8	$2,003.0	$1,783.7
Retirement and Income Solutions – Spread	5,353.7	6,951.4	5,493.3
Total Retirement and Income Solutions (1)	7,503.5	8,954.4	7,277.0
Principal Global Investors (2)	1,539.1	1,505.8	1,736.3
Principal International	1,096.8	1,523.2	1,372.9
U.S. Insurance Solutions:
Specialty Benefits insurance	2,525.4	2,493.6	2,326.4
Individual Life insurance	1,955.0	1,955.6	1,763.6
Eliminations	(0.2)	(0.2)	(0.2)
Total U.S. Insurance Solutions	4,480.2	4,449.0	4,089.8
Corporate	(39.7)	(39.3)	(51.2)
Total segment operating revenues	14,579.9	16,393.1	14,424.8
Net realized capital gains (losses), net of related revenue adjustments	195.3	(98.5)	(132.3)
Adjustments related to equity method investments	(33.5)	(72.5)	(55.3)
Total revenues per consolidated statements of operations	$14,741.7	$16,222.1	$14,237.2

Pre-tax operating earnings (losses) by segment:
Retirement and Income Solutions	$966.9	$874.0	$922.2
Principal Global Investors	512.9	483.3	562.1
Principal International	243.6	390.7	272.6
U.S. Insurance Solutions	239.9	521.6	467.0
Corporate	(326.4)	(380.3)	(269.4)
Total segment pre-tax operating earnings	1,636.9	1,889.3	1,954.5
Pre-tax net realized capital gains (losses), as adjusted (3)	63.6	(140.9)	(126.4)
Adjustments related to equity method investments and noncontrolling interest	(7.0)	(55.1)	(43.7)
Income before income taxes per consolidated statements of operations	$1,693.5	$1,693.3	$1,784.4
(1)	Reflects inter-segment revenues of $342.6 million, $357.8 million and $393.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(2)	Reflects inter-segment revenues of $273.8 million, $264.9 million and $262.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

16. Segment Information – (continued)

(3)	Pre-tax net realized capital gains (losses), as adjusted, is derived as follows:

	For the year ended December 31,
	2020	2019	2018

	(in millions)
Net realized capital gains (losses)	$302.6	$(52.8)	$(75.4)
Derivative and hedging-related revenue adjustments	(132.9)	(80.4)	(64.9)
Market value adjustments to fee revenues	(1.6)	—	0.1
Adjustments related to equity method investments	(1.5)	2.6	(5.4)
Adjustments related to sponsored investment funds	17.3	23.6	12.9
Recognition of front-end fee revenue	11.4	8.5	0.4
Net realized capital gains (losses), net of related revenue adjustments	195.3	(98.5)	(132.3)
Amortization of deferred acquisition costs and other actuarial balances	(26.8)	(40.8)	(27.0)
Capital (gains) losses distributed	(49.9)	(68.2)	14.4
Market value adjustments of embedded derivatives	(55.0)	66.6	18.5
Pre-tax net realized capital gains (losses), as adjusted (a)	$63.6	$(140.9)	$(126.4)
(a)	As adjusted before noncontrolling interest capital gains (losses).

The following is a summary of income tax expense (benefit) allocated to our segments for purposes of determining non-GAAP operating earnings. Segment income taxes are reconciled to income taxes reported on our consolidated statements of operations.

	For the year ended December 31,
	2020	2019	2018

	(in millions)
Income tax expense (benefit) by segment:
Retirement and Income Solutions	$106.6	$71.8	$85.6
Principal Global Investors	141.9	121.8	149.1
Principal International	62.0	106.8	73.3
U.S. Insurance Solutions	47.9	101.8	85.7
Corporate	(87.9)	(82.0)	(36.7)
Total segment income taxes from operating earnings	270.5	320.2	357.0
Tax expense (benefit) related to net realized capital losses, as adjusted	28.2	1.3	(71.4)
Certain adjustments related to equity method investments and noncontrolling interest	(33.7)	(72.3)	(54.9)
Total income taxes per consolidated statements of operations	$265.0	$249.2	$230.7

The following is a summary of depreciation and amortization expense allocated to our segments for purposes of determining pre-tax operating earnings. Segment depreciation and amortization is reconciled to depreciation and amortization included in operating expenses in our consolidated statements of operations.

	For the year ended December 31,
	2020	2019	2018

	(in millions)
Depreciation and amortization expense by segment:
Retirement and Income Solutions	$69.1	$48.2	$32.5
Principal Global Investors	21.6	18.9	21.9
Principal International	56.0	58.6	59.6
U.S. Insurance Solutions	25.1	25.0	26.2
Corporate	14.8	16.1	10.8
Total depreciation and amortization expense included in our consolidated statements of operations	$186.6	$166.8	$151.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

17. Revenues from Contracts with Customers

The following tables summarize disaggregation of revenues from contracts with customers, including select financial information by segment, and reconcile totals to those reported in the consolidated financial statements. Revenues from contracts with customers are included in fees and other revenues on the consolidated statements of operations.

	For the year ended December 31,
	2020	2019	2018

	(in millions)
Revenue from contracts with customers by segment:
Retirement and Income Solutions:
Retirement and Income Solutions – Fee	$591.2	$455.5	$252.4
Retirement and Income Solutions – Spread	8.6	9.3	10.5
Total Retirement and Income Solutions	599.8	464.8	262.9
Principal Global Investors	1,511.2	1,456.7	1,700.5
Principal International	439.2	462.2	477.1
U.S. Insurance Solutions:
Specialty Benefits insurance	14.8	14.9	14.8
Individual Life insurance	48.6	51.2	42.4
Eliminations	(0.2)	(0.2)	(0.2)
Total U.S. Insurance Solutions	63.2	65.9	57.0
Corporate	154.9	160.4	161.4
Total segment revenue from contracts with customers	2,768.3	2,610.0	2,658.9
Adjustments for fees and other revenues not within the scope of revenue recognition guidance (1)	1,733.0	1,791.4	1,614.4
Pre-tax other adjustments (2)	9.8	8.5	0.5
Total fees and other revenues per consolidated statements of operations	$4,511.1	$4,409.9	$4,273.8
(1)	Fees and other revenues not within the scope of the revenue recognition guidance primarily represent revenue on contracts accounted for under the financial instruments or insurance contracts standards.
(2)	Pre-tax other adjustments relate to the recognition of deferred front-end fee revenues for sales charges on retirement and life insurance products and certain market value adjustments to fee revenues.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

17. Revenues from Contracts with Customers – (continued)

The types of revenues from contracts with customers were as follows:

	For the year ended December 31,
	2020	2019	2018

	(in millions)
Administrative service fee revenue (1)	$589.2	$453.7	$250.7
Other fee revenue	2.0	1.8	1.7
Total revenues from contracts with customers	591.2	455.5	252.4
Fees and other revenues not within the scope of revenue recognition guidance	1,130.4	1,139.0	1,132.9
Total fees and other revenues	1,721.6	1,594.5	1,385.3
Premiums and other considerations	5.0	3.5	4.0
Net investment income	423.2	405.0	394.4
Total operating revenues	$2,149.8	$2,003.0	$1,783.7
(1)	Includes fee revenue for the Acquired Business in 2020 and 2019.

Retirement and Income Solutions - Spread

Retirement and Income Solutions – Spread offers individual retirement accounts (“IRAs”) through Principal Bank, which are primarily funded by retirement savings rolled over from qualified retirement plans. The IRAs are held in savings accounts, money market accounts and certificates of deposit. Revenues are earned through fees as the performance of establishing and maintaining IRA accounts is completed. Fee-for-service transactions are also provided upon client request. The establishment fees and annual maintenance fees are accrued into earnings over a period of time using the average account life. Upfront and recurring bank fees are related to performance obligations that have the same pattern of transfer to the customer and are recognized in income over time with control transferred to the customers utilizing the output method. These fees are based on a fixed contractual rate. Fixed fees and other revenues are also recognized point-in-time as fee-for-service transactions upon completion. Additionally, commission income is earned on advisory services provided to customers. The revenues are earned over time as the service is performed based upon contractual rates applied to the market value of the clients' portfolios.

The types of revenues from contracts with customers were as follows:

	For the year ended December 31,
	2020	2019	2018

	(in millions)
Deposit account fee revenue	$8.4	$9.3	$10.5
Commission income	0.2	—	—
Total revenues from contracts with customers	8.6	9.3	10.5
Fees and other revenues not within the scope of revenue recognition guidance	9.5	13.9	12.5
Total fees and other revenues	18.1	23.2	23.0
Premiums and other considerations	3,216.0	4,859.2	3,631.9
Net investment income	2,119.6	2,069.0	1,838.4
Total operating revenues	$5,353.7	$6,951.4	$5,493.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

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

The types of revenues from contracts with customers were as follows:

	For the year ended December 31,
	2020	2019	2018

	(in millions)
Management fee revenue	$1,298.4	$1,239.1	$1,244.5
Other fee revenue (1)	212.8	217.6	456.0
Total revenues from contracts with customers	1,511.2	1,456.7	1,700.5
Fees and other revenues not within the scope of revenue recognition guidance	22.3	38.5	30.4
Total fees and other revenues	1,533.5	1,495.2	1,730.9
Net investment income	5.6	10.6	5.4
Total operating revenues	$1,539.1	$1,505.8	$1,736.3
(1)	During the third quarter of 2018, we recognized a $253.1 million accelerated performance fee resulting from the realignment of a real estate investment team.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

17. Revenues from Contracts with Customers – (continued)

The types of revenues from contracts with customers were as follows:

	For the year ended December 31,
	2020	2019	2018

	(in millions)
Management fee revenue	$435.3	$459.3	$472.1
Other fee revenue	3.9	2.9	5.0
Total revenues from contracts with customers	439.2	462.2	477.1
Fees and other revenues not within the scope of revenue recognition guidance	5.6	6.3	7.3
Total fees and other revenues	444.8	468.5	484.4
Premiums and other considerations	156.6	393.3	317.2
Net investment income	495.4	661.4	571.3
Total operating revenues	$1,096.8	$1,523.2	$1,372.9

Revenues from contracts with customers by region:
Latin America	$323.5	$351.5	$370.8
Asia	115.9	111.0	106.3
Principal International corporate / regional offices	0.9	0.9	0.9
Eliminations	(1.1)	(1.2)	(0.9)
Total revenues from contracts with customers	$439.2	$462.2	$477.1

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

17. Revenues from Contracts with Customers – (continued)

The types of revenues from contracts with customers were as follows:

	For the year ended December 31,
	2020	2019	2018

	(in millions)
Specialty Benefits insurance:
Administrative service fees	$14.8	$14.9	$14.8
Total revenues from contracts with customers	14.8	14.9	14.8
Fees and other revenues not within the scope of revenue recognition guidance	19.3	19.6	20.6
Total fees and other revenues	34.1	34.5	35.4
Premiums and other considerations	2,330.7	2,292.7	2,134.1
Net investment income	160.6	166.4	156.9
Total operating revenues	$2,525.4	$2,493.6	$2,326.4

Individual Life insurance:
Administrative service fees	$21.8	$24.3	$22.8
Commission income	26.8	26.9	19.6
Total revenues from contracts with customers	48.6	51.2	42.4
Fees and other revenues not within the scope of revenue recognition guidance	849.8	875.9	727.0
Total fees and other revenues	898.4	927.1	769.4
Premiums and other considerations	329.1	317.9	322.4
Net investment income	727.5	710.6	671.8
Total operating revenues	$1,955.0	$1,955.6	$1,763.6

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

December 31, 2020

17. Revenues from Contracts with Customers – (continued)

The Corporate segment also includes inter-segment eliminations of fees and other revenues. The types of revenues from contracts with customers were as follows:

	For the year ended December 31,
	2020	2019	2018

	(in millions)
Commission income	$316.6	$320.2	$316.1
Other fee revenue	59.1	46.1	35.4
Eliminations	(220.8)	(205.9)	(190.1)
Total revenues from contracts with customers	154.9	160.4	161.4
Fees and other revenues not within the scope of revenue recognition guidance	(303.9)	(301.8)	(316.3)
Total fees and other revenues	(149.0)	(141.4)	(154.9)
Net investment income	109.3	102.1	103.7
Total operating revenues	$(39.7)	$(39.3)	$(51.2)

Contract Costs

Sales compensation and other incremental costs of obtaining a contract are capitalized and amortized over the period of contract benefit if the costs are expected to be recovered. The contract cost asset, which is included in other assets on the consolidated statements of financial position, was $173.0 million and $157.0 million as of December 31, 2020 and December 31, 2019, respectively.

We apply the practical expedient for certain costs where we recognize the incremental costs of obtaining these contracts as an expense when incurred if the amortization period of the assets is one year or less. These costs, along with costs that are not deferrable, are included in operating expenses on the consolidated statements of operations.

Deferred contract costs consist primarily of commissions and variable compensation. We amortize capitalized contract costs on a straight-line basis over the expected contract life, reflecting lapses as they are incurred. Deferred contract costs are subject to impairment testing on an annual basis, or when a triggering event occurs that could warrant an impairment. To the extent future revenues less future maintenance expenses are not adequate to cover the asset balance, an impairment is recognized. For the years ended December 31, 2020, 2019 and 2018, $24.8 million, $24.4 million and $23.8 million, respectively, of amortization expense was recorded in operating expenses on the consolidated statements of operations and no impairment loss was recognized in relation to the costs capitalized.

18. Stock-Based Compensation Plans

As of December 31, 2020, we had the 2020 Directors Stock Plan, the 2014 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan and the Directors Stock Plan ("Stock-Based Compensation Plans"). As of May 20, 2014, no new grants will be made under the Amended and Restated 2010 Stock Incentive Plan or the 2005 Directors Stock Plan. No grants have been made under the Stock Incentive Plan or the Directors Stock Plan since at least 2005. As of May 19, 2020, no new grants will be made under the 2014 Directors Stock Plan. Under the terms of the 2014 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. The 2020 Directors Stock Plan provides for the grant of nonqualified stock options, restricted stock, restricted stock units or other stock-based awards to our nonemployee directors. To date, we have not granted any incentive stock options, restricted stock or performance units under any plans.

As of December 31, 2020, the maximum number of new shares of common stock available for grant under the 2014 Stock Incentive Plan and the 2020 Directors Stock Plan was 4.0 million.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

18. Stock Based Compensation Plans – (continued)

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against net income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the year ended December 31,
	2020	2019	2018

	(in millions)
Compensation cost	$86.7	$78.7	$77.5
Related income tax benefit	17.1	16.8	16.7
Capitalized as part of an asset	1.5	1.7	1.9

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the 2014 Stock Incentive Plan, the Amended and Restated 2010 Stock Incentive Plan and the Stock Incentive Plan. Options outstanding were granted at an exercise price equal to the fair market value of our common stock on the date of grant and expire ten years after the grant date. These options have graded vesting over a three-year period, except in the case of specific types of terminations. Total options granted were 1.4 million, 1.2 million and 0.8 million during 2020, 2019 and 2018, respectively.

The following is a summary of the status of all of our stock option plans:

		Weighted-
		average
	Number of options	exercise price	Intrinsic value
	(in millions)		(in millions)
Options outstanding as of January 1, 2020	5.3	$48.42
Granted	1.4	51.73
Exercised	0.1	29.56
Canceled	0.1	51.81
Options outstanding as of December 31, 2020	6.5	$49.52	$27.5
Options vested or expected to vest as of December 31, 2020	6.5	$49.52	$27.5
Options exercisable as of December 31, 2020	4.2	$47.38	$27.5

The total intrinsic value of stock options exercised was $3.4 million, $2.4 million and $18.7 million during 2020, 2019, and 2018, respectively.

The following is a summary of weighted-average remaining contractual lives for stock options outstanding and the range of exercise prices on the stock options as of December 31, 2020:

		Weighted-
	Number of options	average remaining
Range of exercise prices	outstanding	contractual life
	(in millions)
$27.46 - $41.13	1.6	3.3
$41.14 - $51.53	1.0	3.7
$51.54 - $52.41	1.3	9.1
$52.42 - $62.75	1.2	8.1
$62.76 - $63.98	1.4	6.7
$27.46 - $63.98	6.5

The weighted-average remaining contractual lives for stock options exercisable is approximately 6.1 years as of December 31, 2020.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

18. Stock Based Compensation Plans – (continued)

The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during the period:

	For the year ended December 31,
Options	2020	2019	2018
Expected volatility	25.7%	23.3%	26.0%
Expected term (in years)	7.0	7.0	7.0
Risk-free interest rate	1.3%	2.6%	2.8%
Expected dividend yield	4.33%	4.07%	3.19%
Weighted average estimated fair value	$9.64	$10.00	$14.85

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

As of December 31, 2020, we had $2.1 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.9 years.

Cash received from stock options exercised under these share-based payment arrangements during 2020, 2019 and 2018 was $4.4 million, $3.4 million and $29.0 million, respectively. The actual tax benefits realized for the tax deductions for options exercised under these share-based payment arrangements during 2020, 2019 and 2018 was $1.4 million, $0.5 million and $3.9 million, respectively.

Performance Share Awards

We granted performance share awards to certain employees under the 2014 Stock Incentive Plan and the Amended and Restated 2010 Stock Incentive Plan. The performance share awards are treated as an equity award and are paid in shares. Whether the performance shares are earned depends upon the participant's continued employment through the performance period (except in the case of specific types of terminations) and our performance against three-year goals set at the beginning of the performance period. Performance goals based on various factors must be achieved for any of the performance shares to be earned. If the performance requirements are not met, the performance shares will be forfeited, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. These awards have no maximum contractual term. Dividend equivalents are credited on performance shares outstanding as of the record date. These dividend equivalents are only paid on the shares released. Total performance share awards granted were 0.3 million, 0.2 million and 0.2 million in 2020, 2019 and 2018, respectively.

The following is a summary of activity for the nonvested performance share awards:

	Number of	Weighted-
	performance	average grant-date
	share awards	fair value
	(in millions)
Nonvested performance share awards as of January 1, 2020	0.5	$59.26
Granted	0.3	51.73
Vested	0.1	62.78
Nonvested performance share awards as of December 31, 2020	0.7	$55.28

The total intrinsic value of performance share awards vested was $8.7 million, $17.6 million and $21.5 million during 2020, 2019 and 2018, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

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

The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant-date fair value of performance share awards granted during 2020, 2019 and 2018 was $51.73, $53.09 and $63.98, respectively.

As of December 31, 2020, we had $3.0 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.9 years.

Actual tax benefits realized for the tax deductions for performance share awards paid out under these share-based payment arrangements for 2020, 2019 and 2018 was $3.0 million, $3.3 million and $3.3 million, respectively.

Restricted Stock Units

We issue restricted stock units under the 2020 Directors Stock Plan, 2014 Stock Incentive Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, and the Directors Stock Plan. Restricted stock units are treated as an equity award and are paid in shares. These awards have no maximum contractual term. Dividend equivalents are credited on restricted stock units outstanding as of the record date. These dividend equivalents are only paid on the shares released. Restricted stock units granted were 1.1 million, 1.1 million and 0.8 million in 2020, 2019 and 2018, respectively.

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

Pursuant to the 2020 Directors Stock Plan, 2014 Directors Stock Plan and the 2005 Directors Stock Plan, restricted stock units are granted to each non-employee director in office immediately following each annual meeting of stockholders and, at the discretion of the Nominating and Governance Committee, to each person who becomes a member of the Board other than on the date of the annual meeting of stockholders. Under these plans, awards are granted on an annual basis and cliff vest after a one-year service period. When service to PFG ceases, all vesting stops and unvested units are forfeited.

The following is a summary of activity for the nonvested restricted stock units:

	Number of	Weighted-
	restricted	average grant-date
	stock units	fair value
	(in millions)
Nonvested restricted stock units as of January 1, 2020	2.6	$59.15
Granted	1.1	50.49
Vested	0.8	62.32
Canceled	0.1	55.68
Nonvested restricted stock units as of December 31, 2020	2.8	$54.86

The total intrinsic value of restricted stock units vested was $41.2 million, $64.0 million and $51.1 during 2020, 2019 and 2018, respectively.

The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant-date fair value of restricted stock units granted during 2020, 2019 and 2018 was $50.49, $53.17 and $63.68, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

18. Stock Based Compensation Plans – (continued)

As of December 31, 2020, we had $43.4 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted under these plans. The cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

The actual tax benefits realized for the tax deductions for restricted stock unit payouts under these share-based payment arrangements for 2020, 2019 and 2018 was $14.6 million, $13.2 million and $10.8 million, respectively.

Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan, participating employees had the opportunity to purchase shares of our common stock on a semi-annual basis through 2017. Beginning in 2018, participating employees had the opportunity to purchase shares of our common stock on a quarterly basis. Employees may purchase up to $25,000 in stock value annually. Employees may purchase shares of our common stock at a price equal to 85% of the shares' fair market value as of the beginning or end of the purchase period, whichever is lower. Under the Employee Stock Purchase Plan, employees purchased 1.4 million, 0.9 million and 0.7 million shares during 2020, 2019 and 2018, respectively.

We recognize compensation expense for the fair value of the discount granted to employees participating in the employee stock purchase plan in the period of grant. Shares of the Employee Stock Purchase Plan are treated as an equity award. The weighted-average fair value of the discount on the stock purchased was $11.33, $11.37 and $9.27 during 2020, 2019 and 2018, respectively. The total intrinsic value of the Employee Stock Purchase Plan shares settled was $15.5 million, $9.7 million and $6.1 million during 2020, 2019 and 2018, respectively.

Cash received from shares issued under these share-based payment arrangements for 2020, 2019 and 2018 was $37.8 million, $36.2 million and $30.1 million, respectively. The actual tax benefit realized for the tax deductions for the settlement of the share-based payment arrangements for 2020, 2019 and 2018 was $0.9 million, $0.9 million and $0.7 million, respectively.

As of December 31, 2020, a total of 5.0 million of new shares were available to be made issuable by us for this plan.

19. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the year ended December 31,
	2020	2019	2018

	(in millions, except per share data)
Net income	$1,428.5	$1,444.1	$1,553.7
Subtract:
Net income attributable to noncontrolling interest	32.7	49.9	7.2
Total	$1,395.8	$1,394.2	$1,546.5
Weighted-average shares outstanding:
Basic	274.7	278.6	285.8
Dilutive effects:
Stock options	0.3	0.9	1.0
Restricted stock units	1.5	1.4	1.7
Performance share awards	0.1	0.1	0.3
Diluted	276.6	281.0	288.8
Net income per common share:
Basic	$5.08	$5.00	$5.41
Diluted	$5.05	$4.96	$5.36

The calculation of diluted earnings per share for the years ended December 31, 2020, 2019 and 2018, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

20. Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations.

	For the three months ended ,
	December 31	September 30	June 30	March 31

	(in millions, except per share data)
2020
Total revenues	$3,765.1	$3,310.7	$3,114.6	$4,551.3
Total expenses	3,173.5	3,035.6	2,616.0	4,223.1
Net income	491.5	235.9	416.1	285.0
Net income attributable to PFG	472.6	236.0	398.3	288.9
Basic earnings per common share	1.72	0.86	1.45	1.05
Diluted earnings per common share	1.70	0.85	1.45	1.04

2019
Total revenues	$4,047.2	$4,458.4	$3,972.6	$3,743.9
Total expenses	3,675.9	4,112.7	3,522.3	3,217.9
Net income	315.3	284.6	392.1	452.1
Net income attributable to PFG	300.9	277.1	386.3	429.9
Basic earnings per common share	1.08	0.99	1.38	1.54
Diluted earnings per common share	1.07	0.98	1.37	1.53

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

21. Condensed Consolidating Financial Information

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

The following tables set forth condensed consolidating financial information of (i) PFG, (ii) PFS, (iii) Principal Life and all other direct and indirect subsidiaries of PFG on a combined basis and (iv) the eliminations necessary to arrive at the information for PFG on a consolidated basis as of December 31, 2020 and December 31, 2019, and for the years ended December 31, 2020, 2019 and 2018.

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

December 31, 2020

21. Condensed Consolidating Financial Information – (continued)

Condensed Consolidating Statements of Financial Position

December 31, 2020

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and other		Financial
	Group, Inc.	Services, Inc.	subsidiaries		Group, Inc.
	parent only	only	combined (1)	Eliminations	consolidated

	(in millions)
Assets
Fixed maturities, available-for-sale	$813.2	$—	$77,897.1	$—	$78,710.3
Fixed maturities, trading	178.8	—	353.3	—	532.1
Equity securities	—	42.9	1,970.5	—	2,013.4
Mortgage loans	—	—	17,343.0	—	17,343.0
Real estate	—	—	1,797.3	—	1,797.3
Policy loans	—	—	784.0	—	784.0
Investment in unconsolidated entities	19,714.3	18,557.9	615.9	(38,045.4)	842.7
Other investments	63.7	156.3	4,064.1	—	4,284.1
Cash and cash equivalents	302.4	819.1	2,740.7	(1,012.4)	2,849.8
Accrued investment income	2.3	0.2	708.1	—	710.6
Premiums due and other receivables	—	88.8	1,910.2	(275.2)	1,723.8
Deferred acquisition costs	—	—	3,409.7	—	3,409.7
Property and equipment	—	—	1,019.0	—	1,019.0
Goodwill	—	618.5	1,092.5	—	1,711.0
Other intangibles	—	503.6	1,219.4	—	1,723.0
Separate account assets	—	—	175,951.4	—	175,951.4
Other assets	408.1	58.0	1,362.7	(606.3)	1,222.5
Total assets	$21,482.8	$20,845.3	$294,238.9	$(39,939.3)	$296,627.7
Liabilities
Contractholder funds	$—	$—	$43,237.7	$—	$43,237.7
Future policy benefits and claims	—	—	45,207.2	—	45,207.2
Other policyholder funds	—	—	1,059.4	—	1,059.4
Short-term debt	—	—	84.7	—	84.7
Long-term debt	4,223.3	274.9	55.9	(274.9)	4,279.2
Income taxes currently payable	—	—	79.7	(57.4)	22.3
Deferred income taxes	—	31.3	2,824.4	(524.9)	2,330.8
Separate account liabilities	—	—	175,951.4	—	175,951.4
Other liabilities	700.6	973.2	6,769.6	(861.3)	7,582.1
Total liabilities	4,923.9	1,279.4	275,270.0	(1,718.5)	279,754.8
Redeemable noncontrolling interest	—	—	255.6	—	255.6
Stockholders' equity
Common stock	4.8	—	5.5	(5.5)	4.8
Additional paid-in capital	10,321.6	9,738.4	12,357.7	(22,096.1)	10,321.6
Retained earnings	11,838.0	6,980.7	3,285.9	(10,266.6)	11,838.0
Accumulated other comprehensive income	2,383.1	2,846.8	3,005.8	(5,852.6)	2,383.1
Treasury stock, at cost	(7,988.6)	—	—	—	(7,988.6)
Total stockholders' equity attributable to PFG	16,558.9	19,565.9	18,654.9	(38,220.8)	16,558.9
Noncontrolling interest	—	—	58.4	—	58.4
Total stockholders’ equity	16,558.9	19,565.9	18,713.3	(38,220.8)	16,617.3
Total liabilities and stockholders' equity	$21,482.8	$20,845.3	$294,238.9	$(39,939.3)	$296,627.7
(1)	PFG sponsors nonqualified benefit plans. Nonqualified benefit plan assets and liabilities held in Rabbi trusts were $801.7 million and $653.3 million, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

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

December 31, 2020

21. Condensed Consolidating Financial Information – (continued)

Condensed Consolidating Statements of Operations

For the year ended December 31, 2020

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and other		Financial
	Group, Inc.	Services, Inc.	subsidiaries		Group, Inc.
	parent only	only	combined	Eliminations	consolidated

	(in millions)
Revenues
Premiums and other considerations	$—	$—	$6,037.4	$—	$6,037.4
Fees and other revenues	—	341.3	4,182.9	(13.1)	4,511.1
Net investment income (loss)	13.3	(1.4)	3,867.1	11.6	3,890.6
Net realized capital gains	7.0	32.8	262.9	(0.1)	302.6
Total revenues	20.3	372.7	14,350.3	(1.6)	14,741.7
Expenses
Benefits, claims and settlement expenses	—	—	8,281.5	—	8,281.5
Dividends to policyholders	—	—	120.2	—	120.2
Operating expenses	200.0	548.7	3,909.6	(11.8)	4,646.5
Total expenses	200.0	548.7	12,311.3	(11.8)	13,048.2
Income (loss) before income taxes	(179.7)	(176.0)	2,039.0	10.2	1,693.5
Income taxes (benefits)	(46.1)	(45.8)	356.9	—	265.0
Equity in the net income of subsidiaries	1,529.4	1,649.4	—	(3,178.8)	—
Net income	1,395.8	1,519.2	1,682.1	(3,168.6)	1,428.5
Net income attributable to noncontrolling interest	—	—	32.7	—	32.7
Net income attributable to PFG	$1,395.8	$1,519.2	$1,649.4	$(3,168.6)	$1,395.8

Net income	$1,395.8	$1,519.2	$1,682.1	$(3,168.6)	$1,428.5
Other comprehensive income	1,206.5	1,228.6	1,352.7	(2,440.8)	1,347.0
Comprehensive income	$2,602.3	$2,747.8	$3,034.8	$(5,609.4)	$2,775.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

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

December 31, 2020

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

December 31, 2020

21. Condensed Consolidating Financial Information – (continued)

Condensed Consolidating Statements of Cash Flows

For the year ended December 31, 2020

			Principal Life
	Principal	Principal	Insurance Company		Principal
	Financial	Financial	and other		Financial
	Group, Inc.	Services, Inc.	subsidiaries		Group, Inc.
	parent only	only	combined	Eliminations	consolidated

	(in millions)
Operating activities
Net cash provided by (used in) operating activities	$(15.2)	$1,490.5	$4,014.8	$(1,751.5)	$3,738.6
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(736.5)	—	(14,976.9)	—	(15,713.4)
Sales	—	—	3,043.9	—	3,043.9
Maturities	193.7	—	8,625.8	—	8,819.5
Mortgage loans acquired or originated	—	—	(3,249.5)	—	(3,249.5)
Mortgage loans sold or repaid	—	—	2,477.2	—	2,477.2
Real estate acquired	—	—	(230.6)	—	(230.6)
Real estate sold	—	—	2.3	—	2.3
Net purchases of property and equipment	(0.1)	(3.5)	(105.2)	—	(108.8)
Dividends and returns of capital received from unconsolidated entities	799.1	1,189.2	—	(1,988.3)	—
Net change in other investments	(50.0)	(1,610.4)	(232.7)	1,826.7	(66.4)
Net cash provided by (used in) investing activities	206.2	(424.7)	(4,645.7)	(161.6)	(5,025.8)
Financing activities
Issuance of common stock	42.8	—	—	—	42.8
Acquisition of treasury stock	(307.0)	—	—	—	(307.0)
Payments for financing element derivatives	—	—	(30.9)	—	(30.9)
Purchase of subsidiary shares from noncontrolling interest	—	—	(1.4)	—	(1.4)
Dividends to common stockholders	(614.5)	—	—	—	(614.5)
Issuance of long-term debt	595.2	8.5	13.7	(8.5)	608.9
Principal repayments of long-term debt	—	(54.5)	(65.8)	54.5	(65.8)
Net repayments of short-term borrowings	—	—	(12.6)	—	(12.6)
Dividends and capital paid to parent	—	(799.1)	(1,189.2)	1,988.3	—
Investment contract deposits	—	—	10,284.4	—	10,284.4
Investment contract withdrawals	—	—	(8,852.7)	—	(8,852.7)
Net increase in banking operation deposits	—	—	569.7	—	569.7
Other	—	—	0.2	—	0.2
Net cash provided by (used in) financing activities	(283.5)	(845.1)	715.4	2,034.3	1,621.1
Net increase (decrease) in cash and cash equivalents	(92.5)	220.7	84.5	121.2	333.9
Cash and cash equivalents at beginning of period	394.9	598.4	2,656.2	(1,133.6)	2,515.9
Cash and cash equivalents at end of period	$302.4	$819.1	$2,740.7	$(1,012.4)	$2,849.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2020

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

December 31, 2020

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

Our Chief Executive Officer, Daniel J. Houston, and our Chief Financial Officer, Deanna D. Strable-Soethout, have reviewed and evaluated our disclosure controls and procedures as of December 31, 2020, and have concluded our disclosure controls and procedures are effective.

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

Under the supervision and with the participation of management, including our Chief Executive Officer, Daniel J. Houston, and our Chief Financial Officer, Deanna D. Strable-Soethout, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, management has concluded that Principal Financial Group, Inc.'s internal control over financial reporting was effective as of December 31, 2020.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 pertaining to directors is set forth in Principal Financial Group, Inc.'s proxy statement relating to the 2021 annual stockholders meeting (the “Proxy Statement”), which will be filed with the SEC on or about April 5, 2021, under the captions, “Election of Directors,” “Corporate Governance,” and “Security Ownership of Certain Beneficial Owners and Management — Delinquent Section 16(a) Reports.” Such information is incorporated herein by reference. The information called for by Item 10 pertaining to executive officers can be found in Part I of this Form 10-K under the caption, “Information about our Executive Officers.” The Company has adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The code of ethics has been posted on our internet website, found at www.principal.com. We intend to satisfy disclosure requirements regarding amendments to, or waivers from, any provision of our code of ethics on our website.

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

Equity Compensation Plan Information

In general, we have three compensation plans under which our equity securities are authorized for issuance to employees or directors (not including our tax qualified pension plans): the Principal Financial Group, Inc. 2020 Directors Stock Plan, the Principal Financial Group, Inc. 2014 Stock Incentive Plan and the Principal Financial Group, Inc. Employee Stock Purchase Plan. The following table shows the number of shares of common stock issuable upon exercise of options outstanding as of December 31, 2020, the weighted average exercise price of those options and the number of shares of common stock remaining available for future issuance as of December 31, 2020, excluding shares issuable upon exercise of outstanding options.

	(a)		(b)		(c)
Number of securities
remaining available for
	Number of securities		Weighted-average		future issuance under
	to be issued upon		exercise price of		equity compensation
	exercise of outstanding		outstanding		plans (excluding
	options, warrants		options, warrants		securities reflected
Plan Category	and rights		and rights		in column (a))
Equity compensation plans approved by our stockholders (1)	10,662,331	(2)	$49.52	(3)	9,042,894	(4)
Equity compensation plans not approved by our stockholders	—		n/a		—
(1)	The Principal Financial Group, Inc. Employee Stock Purchase Plan, the Principal Financial Group, Inc. Stock Incentive Plan and the Principal Financial Group, Inc. Directors Stock Plan were each approved by our sole stockholder, Principal Mutual Holding Company, prior to our initial public offering of common stock on October 22, 2001. Subsequently, the Principal Financial Group, Inc. 2005 Stock Incentive Plan and the Principal Financial Group, Inc. 2005 Directors Stock Plan were each approved by our stockholders on May 17, 2005. An amendment to the Principal Financial Group, Inc. Employee Stock Purchase Plan to increase the number of shares available for issuance under the plan was approved on May 19, 2009. On May 18, 2010, our shareholders approved the 2010 Stock Incentive Plan, which replaced the 2005 Stock Incentive Plan. The 2010 Stock Incentive Plan was subsequently renamed the Amended and Restated 2010 Stock Incentive Plan. On May 20, 2014, our shareholders approved the Principal Financial Group, Inc. 2014 Stock Incentive Plan and the Principal Financial Group, Inc. 2014 Directors Stock Plan. On May 19, 2020, our shareholders approved the Principal Financial Group, Inc. 2020 Directors Stock Plan.
(2)	Includes 6,466,664 options outstanding under the employee stock incentive plans, 727,829 performance shares under the employee stock incentive plans, 3,066,627 restricted stock units under the employee stock incentive plans, 332,424 restricted stock units under the directors stock plans and 68,787 other stock-based awards under the 2020 Directors Stock Plan for obligations under the Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc.
(3)	The weighted-average exercise price relates only to outstanding stock options, not to outstanding performance shares, restricted stock units or other stock-based awards.

(4)	This number includes 5,001,599 shares remaining for issuance under the Employee Stock Purchase Plan, 3,837,387 shares available for issuance in respect of future awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards under the 2014 Stock Incentive Plan and 203,908 shares available for issuance in respect of future awards of stock options, restricted stock, restricted stock units and other stock-based awards under the 2020 Directors Stock Plan.

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
4.3.17

Fourteenth Supplemental Indenture (including the form of 2.125% Senior Note due 2030), dated as of June 12, 2020, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee, relating to the 2.125% Senior Notes due 2030

		8-K	June 12, 2020
4.3.18	Guarantee of Principal Financial Services, Inc. with respect to the 2.125% Senior Notes due 2030	8-K	June 12, 2020
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

		8-K	May 7, 2015
4.4.2	Guarantee from Principal Financial Services, Inc. with respect to the 4.700% Fixed-to-Floating Rate Junior Subordinated Notes due 2055	8-K	May 7, 2015
10.1	Principal Financial Group, Inc. Stock Incentive Plan	10-Q	August 6, 2003
10.1.1	Form of Restricted Stock Unit Award Agreement	8-K	March 7, 2005
10.1.2	Form of Stock Option Award Agreement	8-K	March 7, 2005
10.1.3	Principal Financial Group, Inc. 2005 Stock Incentive Plan	10-Q	August 3, 2005
10.1.4	Principal Financial Group, Inc. 2010 Stock Incentive Plan	DEF14A	April 6, 2010
10.1.5	Amended and Restated Principal Financial Group, Inc. 2010 Stock Incentive Plan	10-Q	May 2, 2012
10.1.6	Principal Financial Group, Inc. 2014 Stock Incentive Plan	DEF14A	April 7, 2014
10.2	Principal Financial Group Long-Term Performance Plan	S-1	June 8, 2001
10.3	Resolution of Human Resources Committee of the Board of Directors of Principal Financial Group, Inc. amending the Principal Financial Group Long-Term Performance Plan as of October 31, 2002	10-K	March 5, 2003
10.4	Principal Financial Group Incentive Pay Plan (PrinPay), amended and restated effective January 1, 2003	10-Q	May 7, 2003
10.5	Principal Financial Group, Inc. Annual Incentive Plan	10-K	March 4, 2005
10.6	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc. Board of Directors	10-Q	November 5, 2008
10.6.1	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors, effective March 28, 2009	10-Q	May 6, 2009
10.6.2	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc., effective May 17, 2010	10-K	February 16, 2011
10.6.3	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc., effective January 1, 2012	10-K	February 15, 2012
10.6.4	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of Principal Financial Group, Inc., effective January 1, 2015	10-K	February 11, 2015
10.6.5	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc., effective November 28, 2017	10-K	February 9, 2018
10.7	Principal Financial Group, Inc. Directors Stock Plan	S-1	June 8, 2001
10.7.1	Principal Financial Group, Inc. 2005 Directors Stock Plan	10-Q	August 3, 2005
10.7.2	Principal Financial Group, Inc. 2014 Directors Stock Plan	DEF14A	April 7, 2014
10.7.3	Principal Financial Group, Inc. 2020 Directors Stock Plan	DEF14A	April 6, 2020
10.8	Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc.	10-K	March 2, 2006
10.9	Principal Select Savings Excess Plan, restated as of January 1, 2004	10-Q	May 5, 2004
10.9.1	Amendment No. 1 to Principal Select Savings Excess Plan	10-K	March 2, 2006
10.9.2	Principal Select Savings Excess Plan for Employees, amended and restated effective January 1, 2016	10-K	February 10, 2016

Incorporated by reference herein
Exhibit Number	Description	Form	File Date
10.9.3	Principal Select Savings Excess Plan for Individual Field, amended and restated effective January 1, 2016	10-K	February 10, 2016
10.9.4	Nonqualified Deferred Compensation Plan for Select Investment Professions of Principal Financial Group, Inc. and Affiliates, effective January 1, 2016	10-K	February 10, 2016
10.10	Supplemental Executive Retirement Plan for Employees, restated as of January 1, 2003	10-Q	May 5, 2004
10.10.1	Amendment No. 1 to the Principal Supplemental Executive Retirement Plan for Employees	10-K	March 2, 2006
10.11

Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change-of-Control Employment Agreement (Tier One Executives), dated as of February 28, 2006, by and among Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and an Executive

		10-Q	May 4, 2006
10.11.1	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change-of-Control Employment Agreement (Tier One Executives)	8-K	December 2, 2008
10.11.2	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change of Control Employment Agreement (Tier One Executives), effective December 31, 2010	10-K	February 16, 2011
10.12	Form of Principal Financial Group, Inc. Indemnification Agreement	8-K	December 2, 2008
10.12.1	Form of Principal Financial Group, Inc. Indemnification Agreement dated as of June 9, 2016.	10-Q	August 3, 2016
10.13	Compensatory Arrangement, dated as of March 14, 2002, between Principal Life Insurance Company and James P. McCaughan	10-Q	May 10, 2002
10.14	The Principal Severance Plan for Senior Executives, restated effective March 1, 2009	10-Q	May 6, 2009
10.15	The Principal Financial Group Nonqualified Defined Benefit Plan for Employees	10-K	February 14, 2020
4.5	Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934
21	Principal Financial Group, Inc. Member Companies as of December 31, 2020
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Daniel J. Houston
31.2	Certification of Deanna D. Strable-Soethout
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Daniel J. Houston
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Deanna D. Strable-Soethout
101

The following materials from Principal Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, (vii) Schedule I — Summary of Investments — Other Than Investments in Related Parties, (viii) Schedule II — Condensed Financial Information of Registrant (Parent Only), (ix) Schedule III — Supplementary Insurance Information and (x) Schedule IV — Reinsurance

104	The cover page from Principal Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in iXBRL and contained in Exhibit 101.

Paper copies of exhibits will be provided to shareholders upon reasonable request and upon payment of reasonable copying and mailing expenses.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: February 12, 2021	By	/s/ Deanna D. Strable-Soethout Deanna D. Strable-Soethout Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 12, 2021

By	/s/ DANIEL J. HOUSTON	By	/S/ SCOTT M. MILLS
	Daniel J. Houston		Scott M. Mills
	Chairman, President, Chief Executive Officer and Director		Director

By	/s/ DEANNA D. STRABLE-SOETHOUT	By	/S/ DIANE C. NORDIN
	Deanna D. Strable-Soethout		Diane C. Nordin
	Executive Vice President and Chief		Director
Financial Officer (Principal Financial Officer and
Principal Accounting Officer)

By	/s/ JONATHAN S. AUERBACH	By	/S/ BLAIR C. PICKERELL
	Jonathan S. Auerbach		Blair C. Pickerell
	Director		Director

By	/s/ JOCELYN CARTER-MILLER	By	/S/ CLARE S. RICHER
	Jocelyn Carter-Miller		Clare S. Richer
	Director		Director

By	/s/ MICHAEL T. DAN	By	/S/ ALFREDO RIVERA
	Michael T. Dan		Alfredo Rivera
	Director		Director

By	/s/ SANDRA L. HELTON	By	/s/ ELIZABETH E. TALLETT
	Sandra L. Helton		Elizabeth E. Tallett
	Director		Director

By	/s/ ROGER C. HOCHSCHILD
Roger C. Hochschild
Director

Schedule I - Summary of Investments - Other Than Investments in Related Parties

December 31, 2020

			Amount as
			shown in the
			consolidated
			statement of
		Fair	financial
Type of Investment	Cost	value	position

	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,893.1	$2,111.5	$2,111.5
States, municipalities and political subdivisions	8,004.9	9,167.8	9,167.8
Foreign governments	881.6	1,073.7	1,073.7
Public utilities	5,375.6	6,114.3	6,114.3
Redeemable preferred stock	19.3	20.8	20.8
All other corporate bonds	35,895.0	41,219.7	41,219.7
Residential mortgage-backed pass-through securities	2,857.6	2,986.8	2,986.8
Commercial mortgage-backed securities	4,741.2	4,942.3	4,942.3
Collateralized debt obligations	4,045.9	4,027.5	4,027.5
Other debt obligations	6,832.6	7,045.9	7,045.9
Total fixed maturities, available-for-sale	70,546.8	78,710.3	78,710.3
Fixed maturities, trading	532.1	532.1	532.1
Equity securities:
Banks, trust and insurance companies	483.4	483.4	483.4
Public utilities	6.8	6.8	6.8
Industrial, miscellaneous and all other	874.6	874.6	874.6
Other corporate	499.7	499.7	499.7
Non-redeemable preferred stock	148.9	148.9	148.9
Total equity securities	2,013.4	2,013.4	2,013.4
Mortgage loans	17,343.0	XXXX	17,343.0
Real estate, net:
Real estate acquired in satisfaction of debt	1.2	XXXX	1.2
Other real estate	1,796.1	XXXX	1,796.1
Policy loans	784.0	XXXX	784.0
Other investments	5,126.8	XXXX	5,126.8
Total investments	$98,143.4	XXXX	$106,306.9

Schedule II - Condensed Financial Information of Registrant (Parent Only)

Statements of Financial Position

	December 31,
	2020	2019

	(in millions)
Assets
Fixed maturities, available-for-sale	$813.2	$265.8
Fixed maturities, trading	178.8	268.2
Other investments	63.7	10.4
Cash and cash equivalents	302.4	394.9
Income taxes receivable	7.4	11.1
Deferred income taxes	371.2	344.4
Amounts receivable from subsidiaries	4.7	3.8
Other assets	27.1	25.5
Investment in unconsolidated entities	19,714.3	17,539.6
Total assets	$21,482.8	$18,863.7

Liabilities
Long-term debt	$4,223.3	$3,625.5
Accrued investment payable	25.3	25.4
Pension liability	668.9	590.6
Other liabilities	6.4	4.2
Total liabilities	4,923.9	4,245.7

Stockholders' equity
Common stock, par value $.01 per share; 2,500 million shares authorized; 481.9 million and 479.3 million shares issued as of 2020 and 2019; 273.3 million and 276.6 million shares outstanding as of 2020 and 2019	4.8	4.8
Additional paid-in capital	10,321.6	10,182.6
Retained earnings	11,838.0	11,074.3
Accumulated other comprehensive income	2,383.1	1,037.9
Treasury stock, at cost (208.6 million and 202.7 million shares as of 2020 and 2019)	(7,988.6)	(7,681.6)
Total stockholders' equity attributable to Principal Financial Group, Inc.	16,558.9	14,618.0
Total liabilities and stockholders' equity	$21,482.8	$18,863.7

See accompanying notes.

Statements of Operations

	For the year ended December 31,
	2020	2019	2018

	(in millions)
Revenues
Net investment income	$13.3	$19.4	$25.8
Net realized capital gains (losses)	7.0	12.3	(8.2)
Total revenues	20.3	31.7	17.6

Expenses
Other operating costs and expenses	200.0	210.9	191.9
Total expenses	200.0	210.9	191.9

Loss before income taxes	(179.7)	(179.2)	(174.3)
Income tax benefits	(46.1)	(44.2)	(62.5)
Equity in the net income of subsidiaries	1,529.4	1,529.2	1,658.3

Net income attributable to Principal Financial Group, Inc.	$1,395.8	$1,394.2	$1,546.5

See accompanying notes.

Statements of Cash Flows

	For the year ended December 31,
	2020	2019	2018

	(in millions)
Operating activities
Net income	$1,395.8	$1,394.2	$1,546.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized capital (gains) losses	(7.0)	(12.3)	8.2
Stock-based compensation	1.4	1.3	2.9
Equity in the net income of subsidiaries	(1,529.4)	(1,529.2)	(1,658.3)
Changes in:
Net cash flows for trading securities and equity securities with operating intent	88.4	48.7	32.4
Current and deferred income taxes (benefits)	(13.5)	(31.0)	15.7
Other	49.1	135.4	(79.8)
Net cash provided by (used in) operating activities	(15.2)	7.1	(132.4)
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(736.5)	(251.5)	(210.9)
Maturities	193.7	200.0	2.3
Net purchases of property and equipment	(0.1)	(0.1)	(0.1)
Net change in other investments	(50.0)	(34.0)	(2.2)
Dividends and returns of capital received from unconsolidated entities	799.1	494.2	1,041.6
Net cash provided by investing activities	206.2	408.6	830.7
Financing activities
Issuance of common stock	42.8	37.7	64.0
Acquisition of treasury stock	(307.0)	(281.0)	(671.6)
Dividends to common stockholders	(614.5)	(606.0)	(598.6)
Issuance of long-term debt	595.2	493.6	—
Net cash used in financing activities	(283.5)	(355.7)	(1,206.2)

Net increase (decrease) in cash and cash equivalents	(92.5)	60.0	(507.9)
Cash and cash equivalents at beginning of year	394.9	334.9	842.8

Cash and cash equivalents at end of year	$302.4	$394.9	$334.9

See accompanying notes.

(1)   Basis of Presentation

The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of Principal Financial Group, Inc.

In the parent company only financial statements, our investment in unconsolidated entities is stated at cost plus equity in undistributed earnings of subsidiaries.

Principal Financial Group, Inc. sponsors nonqualified benefit plans for select employees and agents and is responsible for the obligations of these plans. Nonqualified plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The invested assets and benefit plan liabilities reported in the statements of financial position exclude amounts held in these trusts. The Rabbi trusts had $801.7 million and $731.9 million of plan assets and $653.3 million and $593.7 million of benefit plan liabilities as of December 31, 2020 and 2019, respectively.

(2)   Dividends and Returns of Capital Received from Unconsolidated Entities

The parent company received cash dividends and returns of capital totaling $799.1 million, $494.2 million and $1,041.6 million from subsidiaries in 2020, 2019 and 2018, respectively.

Schedule III - Supplementary Insurance Information

As of December 31, 2020 and 2019 and for each of the years ended December 31, 2020, 2019 and 2018

			Contractholder
	Deferred	Future policy	and other
	acquisition	benefits and	policyholder
Segment	costs	claims	funds

	(in millions)
2020:
Retirement and Income Solutions	$730.4	$28,134.1	$35,576.0
Principal Global Investors	—	—	—
Principal International	11.2	5,109.5	1,167.3
U.S. Insurance Solutions	2,668.1	11,800.3	7,909.5
Corporate	—	163.3	(355.7)
Total	$3,409.7	$45,207.2	$44,297.1

2019:
Retirement and Income Solutions	$833.9	$25,305.1	$33,814.4
Principal Global Investors	—	—	—
Principal International	11.3	4,537.1	1,145.0
U.S. Insurance Solutions	2,676.1	10,823.5	7,720.0
Corporate	—	172.5	(352.5)
Total	$3,521.3	$40,838.2	$42,326.9

Schedule III - Supplementary Insurance Information - (continued)

As of December 31, 2020 and 2019 and for each of the years ended December 31, 2020, 2019 and 2018

				Amortization of
	Premiums and	Net	Benefits, claims	deferred	Other
	other	investment	and settlement	acquisition	operating
Segment	considerations	income (1)	expenses	costs	expenses (1)

	(in millions)
2020:
Retirement and Income Solutions	$3,221.0	$2,457.9	$4,899.4	$82.2	$1,578.2
Principal Global Investors	—	5.6	—	—	1,029.6
Principal International	156.6	446.8	440.7	1.2	416.8
U.S. Insurance Solutions	2,659.8	850.6	2,937.2	304.7	936.9
Corporate	—	129.7	4.2	—	296.9
Total	$6,037.4	$3,890.6	$8,281.5	$388.1	$4,258.4

2019:
Retirement and Income Solutions	$4,862.7	$2,420.4	$6,527.8	$87.8	$1,403.5
Principal Global Investors	—	10.1	—	—	1,028.5
Principal International	393.3	575.9	728.3	1.3	436.0
U.S. Insurance Solutions	2,610.6	854.5	2,639.2	257.9	946.5
Corporate	—	137.5	10.5	—	342.4
Total	$7,866.6	$3,998.4	$9,905.8	$347.0	$4,156.9

2018:
Retirement and Income Solutions	$3,635.9	$2,195.2	$5,099.0	$124.5	$1,140.7
Principal Global Investors	—	4.2	—	—	1,168.0
Principal International	317.2	494.9	646.6	1.3	451.0
U.S. Insurance Solutions	2,456.5	815.1	2,444.6	127.7	925.4
Corporate	—	119.8	2.3	—	198.1
Total	$6,409.6	$3,629.2	$8,192.5	$253.5	$3,883.2
(1)	Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates. Reported operating results would change by segment if different methods were applied.

Schedule IV - Reinsurance

As of December 31, 2020, 2019 and 2018 and for each of the years then ended

					Percentage
		Ceded to	Assumed		of amount
	Gross	other	from other		assumed
	amount	companies	companies	Net amount	to net

	($ in millions)
2020:
Life insurance in force	$626,155.6	$377,308.2	$904.1	$249,751.5	0.4%

Premiums:
Life insurance and annuities	$4,608.7	$453.1	$1.7	$4,157.3	—%
Accident and health insurance	2,036.7	156.6	—	1,880.1	—%
Total	$6,645.4	$609.7	$1.7	$6,037.4	—%

2019:
Life insurance in force	$577,735.3	$368,583.0	$999.5	$210,151.8	0.5%

Premiums:
Life insurance and annuities	$6,424.8	$407.5	$1.6	$6,018.9	—%
Accident and health insurance	2,003.3	155.6	—	1,847.7	—%
Total	$8,428.1	$563.1	$1.6	$7,866.6	—%

2018:
Life insurance in force	$530,828.6	$324,691.3	$1,028.6	$207,165.9	0.5%

Premiums:
Life insurance and annuities	$5,055.8	$359.9	$1.7	$4,697.6	—%
Accident and health insurance	1,872.5	160.5	—	1,712.0	—%
Total	$6,928.3	$520.4	$1.7	$6,409.6	—%