Form 10-Q
period 2021-09-30
PRINCIPAL FINANCIAL GROUP INC
filed 2021-10-28
CIK 1126328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 21, 2021, was 265,069,422.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.
Condensed Consolidated Statements of Financial Position

	September 30,	December 31,
	2021	2020
	(Unaudited)
	(in millions)
Assets
Fixed maturities, available-for-sale	$76,557.1	$78,710.3
Fixed maturities, trading	413.5	532.1
Equity securities (2021 and 2020 include $789.1 million and $902.5 million related to consolidated variable interest entities)	2,428.2	2,013.4
Mortgage loans (2021 and 2020 include $1,334.1 million and $319.0 million related to consolidated variable interest entities)	19,426.0	17,343.0
Real estate (2021 and 2020 include $653.3 million and $476.8 million related to consolidated variable interest entities)	1,965.6	1,797.3
Policy loans	762.1	784.0
Other investments (2021 and 2020 include $437.5 million and $348.5 million related to consolidated variable interest entities and $0.0 million and $28.5 million measured at fair value under the fair value option)	5,341.9	5,126.8
Total investments	106,894.4	106,306.9
Cash and cash equivalents (2021 and 2020 include $52.1 million and $28.8 million related to consolidated variable interest entities)	3,145.4	2,849.8
Accrued investment income	727.7	710.6
Premiums due and other receivables	1,713.2	1,723.8
Deferred acquisition costs	3,696.9	3,409.7
Property and equipment	1,065.4	1,019.0
Goodwill	1,648.4	1,711.0
Other intangibles	1,629.4	1,723.0
Separate account assets (2021 and 2020 include $34,420.2 million and $41,138.9 million related to consolidated variable interest entities)	177,850.5	175,951.4
Other assets	537.1	1,222.5
Total assets	$298,908.4	$296,627.7
Liabilities
Contractholder funds (2021 and 2020 include $350.7 million and $388.6 million related to consolidated variable interest entities)	$43,828.9	$43,237.7
Future policy benefits and claims	43,784.0	45,207.2
Other policyholder funds	1,063.8	1,059.4
Short-term debt	74.3	84.7
Long-term debt	4,279.7	4,279.2
Income taxes currently payable	8.2	22.3
Deferred income taxes	2,345.6	2,330.8
Separate account liabilities (2021 and 2020 include $34,420.2 million and $41,138.9 million related to consolidated variable interest entities)	177,850.5	175,951.4
Other liabilities (2021 and 2020 include $76.6 million and $24.5 million related to consolidated variable interest entities)	9,200.9	7,582.1
Total liabilities	282,435.9	279,754.8

Redeemable noncontrolling interest (2021 and 2020 include $309.7 million and $226.8 million related to consolidated variable interest entities)	343.3	255.6

Stockholders' equity
Common stock, par value $0.01 per share; 2,500.0 million shares authorized; 484.3 million and 481.9 million shares issued as of 2021 and 2020; 266.1 million and 273.3 million shares outstanding as of 2021 and 2020	4.8	4.8
Additional paid-in capital	10,436.5	10,321.6
Retained earnings	12,583.9	11,838.0
Accumulated other comprehensive income	1,619.2	2,383.1
Treasury stock, at cost (218.2 million and 208.6 million shares as of 2021 and 2020)	(8,573.7)	(7,988.6)
Total stockholders' equity attributable to Principal Financial Group, Inc.	16,070.7	16,558.9
Noncontrolling interest	58.5	58.4
Total stockholders' equity	16,129.2	16,617.3
Total liabilities and stockholders' equity	$298,908.4	$296,627.7

See accompanying notes.

Principal Financial Group, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions, except per share data)
Revenues
Premiums and other considerations	$1,230.5	$1,184.3	$3,335.3	$4,628.4
Fees and other revenues	1,251.8	1,143.0	3,711.0	3,332.6
Net investment income	1,093.4	917.9	3,167.0	2,846.1
Net realized capital gains (losses)	(152.0)	65.5	(41.7)	169.5
Total revenues	3,423.7	3,310.7	10,171.6	10,976.6
Expenses
Benefits, claims and settlement expenses	1,770.9	1,839.8	4,958.4	6,299.8
Dividends to policyholders	28.2	29.9	75.3	90.2
Operating expenses	1,196.5	1,165.9	3,663.3	3,484.7
Total expenses	2,995.6	3,035.6	8,697.0	9,874.7
Income before income taxes	428.1	275.1	1,474.6	1,101.9
Income taxes	63.8	39.2	222.4	164.9
Net income	364.3	235.9	1,252.2	937.0
Net income (loss) attributable to noncontrolling interest	4.4	(0.1)	13.4	13.8
Net income attributable to Principal Financial Group, Inc.	$359.9	$236.0	$1,238.8	$923.2

Earnings per common share
Basic earnings per common share	$1.34	$0.86	$4.58	$3.36

Diluted earnings per common share	$1.32	$0.85	$4.51	$3.34

See accompanying notes.

Principal Financial Group, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)
Net income	$364.3	$235.9	$1,252.2	$937.0
Other comprehensive income (loss), net:
Net unrealized gains (losses) on available-for-sale securities	(23.6)	226.7	(606.1)	852.8
Net unrealized gains (losses) on derivative instruments	20.7	(25.1)	32.4	7.1
Foreign currency translation adjustment	(193.3)	94.3	(214.1)	(183.6)
Net unrecognized postretirement benefit obligation	9.3	10.5	21.2	31.9
Other comprehensive income (loss)	(186.9)	306.4	(766.6)	708.2
Comprehensive income	177.4	542.3	485.6	1,645.2
Comprehensive income attributable to noncontrolling interest	2.1	9.9	10.7	12.8
Comprehensive income attributable to Principal Financial Group, Inc.	$175.3	$532.4	$474.9	$1,632.4

See accompanying notes.

Principal Financial Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders'
	stock	capital	earnings	income	stock	interest	equity

	(in millions)
Balances as of July 1, 2020	$4.8	$10,259.6	$11,441.4	$1,450.7	$(7,913.4)	$67.9	$15,311.0
Common stock issued	—	11.5	—	—	—	—	11.5
Stock-based compensation	—	21.9	(2.3)	—	—	—	19.6
Treasury stock acquired, common	—	—	—	—	(0.2)	—	(0.2)
Dividends to common stockholders	—	—	(153.7)	—	—	—	(153.7)
Distributions to noncontrolling interest	—	—	—	—	—	(1.1)	(1.1)
Contributions from noncontrolling interest	—	—	—	—	—	1.0	1.0
Adjustments to redemption amount of redeemable noncontrolling interest	—	(1.8)	—	—	—	0.1	(1.7)
Net income (1)	—	—	236.0	—	—	1.4	237.4
Other comprehensive income (1)	—	—	—	296.4	—	0.9	297.3
Balances as of September 30, 2020	$4.8	$10,291.2	$11,521.4	$1,747.1	$(7,913.6)	$70.2	$15,721.1

Balances as of July 1, 2021	$4.8	$10,399.7	$12,395.0	$1,803.8	$(8,370.2)	$58.4	$16,291.5
Common stock issued	—	14.4	—	—	—	—	14.4
Stock-based compensation	—	23.5	(2.8)	—	—	0.1	20.8
Treasury stock acquired, common	—	—	—	—	(203.5)	—	(203.5)
Dividends to common stockholders	—	—	(168.2)	—	—	—	(168.2)
Distributions to noncontrolling interest	—	—	—	—	—	(1.4)	(1.4)
Contributions from noncontrolling interest	—	—	—	—	—	1.6	1.6
Purchase of subsidiary shares from noncontrolling interest (1)	—	(1.1)	—	—	—	—	(1.1)
Net income (1)	—	—	359.9	—	—	1.7	361.6
Other comprehensive loss (1)	—	—	—	(184.6)	—	(1.9)	(186.5)
Balances as of September 30, 2021	$4.8	$10,436.5	$12,583.9	$1,619.2	$(8,573.7)	$58.5	$16,129.2
(1)	Excludes amounts attributable to redeemable noncontrolling interest. See Note 9, Stockholders’ Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.
Condensed Consolidated Statements of Stockholders’ Equity - continued
(Unaudited)

				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders'
	stock	capital	earnings	income	stock	interest	equity

	(in millions)
Balances as of January 1, 2020	$4.8	$10,182.6	$11,074.3	$1,037.9	$(7,681.6)	$67.8	$14,685.8
Common stock issued	—	34.6	—	—	—	—	34.6
Stock-based compensation	—	74.4	(6.9)	—	—	—	67.5
Treasury stock acquired, common	—	—	—	—	(232.0)	—	(232.0)
Dividends to common stockholders	—	—	(460.8)	—	—	—	(460.8)
Distributions to noncontrolling interest	—	—	—	—	—	(24.3)	(24.3)
Contributions from noncontrolling interest	—	—	—	—	—	4.7	4.7
Purchase of subsidiary shares from noncontrolling interest (1)	—	(0.6)	—	—	—	(0.3)	(0.9)
Adjustments to redemption amount of redeemable noncontrolling interest	—	0.2	—	—	—	—	0.2
Effects of implementation of accounting change related to credit losses, net	—	—	(8.4)	—	—	—	(8.4)
Net income (1)	—	—	923.2	—	—	23.3	946.5
Other comprehensive income (1)	—	—	—	709.2	—	(1.0)	708.2
Balances as of September 30, 2020	$4.8	$10,291.2	$11,521.4	$1,747.1	$(7,913.6)	$70.2	$15,721.1

Balances as of January 1, 2021	$4.8	$10,321.6	$11,838.0	$2,383.1	$(7,988.6)	$58.4	$16,617.3
Common stock issued	—	57.3	—	—	—	—	57.3
Stock-based compensation	—	82.2	(7.3)	—	—	0.1	75.0
Treasury stock acquired, common	—	—	—	—	(585.1)	—	(585.1)
Dividends to common stockholders	—	—	(485.6)	—	—	—	(485.6)
Distributions to noncontrolling interest	—	—	—	—	—	(4.8)	(4.8)
Contributions from noncontrolling interest	—	—	—	—	—	5.4	5.4
Purchase of subsidiary shares from noncontrolling interest (1)	—	(16.4)	—	—	—	(1.7)	(18.1)
Adjustments to redemption amount of redeemable noncontrolling interest	—	(8.2)	—	—	—	(0.4)	(8.6)
Net income (1)	—	—	1,238.8	—	—	3.9	1,242.7
Other comprehensive loss (1)	—	—	—	(763.9)	—	(2.4)	(766.3)
Balances as of September 30, 2021	$4.8	$10,436.5	$12,583.9	$1,619.2	$(8,573.7)	$58.5	$16,129.2
(1)	Excludes amounts attributable to redeemable noncontrolling interest. See Note 9, Stockholders’ Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended
	September 30,
	2021	2020

	(in millions)
Net cash provided by operating activities	$2,107.0	$3,110.4
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(11,065.1)	(12,060.6)
Sales	2,383.5	2,677.3
Maturities	8,162.3	6,247.7
Mortgage loans acquired or originated	(4,277.1)	(2,281.7)
Mortgage loans sold or repaid	2,142.3	1,877.0
Real estate acquired	(187.8)	(177.1)
Real estate sold	43.5	—
Net purchases of property and equipment	(108.9)	(82.9)
Net change in other investments	40.0	160.4
Net cash used in investing activities	(2,867.3)	(3,639.9)
Financing activities
Issuance of common stock	57.3	34.6
Acquisition of treasury stock	(585.1)	(232.0)
Payments for financing element derivatives	(27.6)	(22.2)
Purchase of subsidiary shares from noncontrolling interest	(24.2)	(0.9)
Dividends to common stockholders	(485.6)	(460.8)
Issuance of long-term debt	—	608.8
Principal repayments of long-term debt	(1.4)	(65.3)
Net proceeds from (repayments of) short-term borrowings	0.2	(12.3)
Investment contract deposits	7,341.8	7,798.7
Investment contract withdrawals	(6,566.4)	(6,520.3)
Net increase in banking operation deposits	1,346.9	441.8
Other	—	0.2
Net cash provided by financing activities	1,055.9	1,570.3
Net increase in cash and cash equivalents	295.6	1,040.8
Cash and cash equivalents at beginning of period	2,849.8	2,515.9
Cash and cash equivalents at end of period	$3,145.4	$3,556.7

Supplemental disclosure of non-cash activities:
Changes from re-designation of other postretirement employee benefits (“OPEB”) plan assets to cover non-retiree benefits:
Increases in equity securities re-designated from funded status of OPEB plan	$548.1	$—
Increases in other investments re-designated from funded status of OPEB plan	117.5	—
Decrease in tax receivable re-designated from funded status of OPEB plan	(9.1)	—
Decrease in accumulated other comprehensive income (“AOCI”) due to reclassifying excess assets out of funded status of OPEB plan	9.1	—
Decrease in other assets due to reclassifying excess assets out of funded status of OPEB plan	(665.6)	—
Assets received in kind from pension risk transfer transaction	109.5	1,062.4

See accompanying notes.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2021
(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Principal Financial Group, Inc. (“PFG”) have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ended December 31, 2021, especially when considering risks and uncertainties, including those associated with the novel coronavirus (“COVID-19”), that may impact our business, results of operations, financial condition and liquidity. Our use of estimates and assumptions affect amounts reported and disclosed and includes, but is not limited to, the fair value of investments in the absence of quoted market values, investment impairments and valuation allowances, the fair value of derivatives, deferred acquisition costs (“DAC”) and other actuarial balances, measurement of goodwill and intangible assets, the liability for future policy benefits and claims, the value of pension and other postretirement benefits and accounting for income taxes and the valuation of deferred tax assets. Our estimates and assumptions could change in the future as more information becomes known about the impact of COVID-19. Our results of operations and financial condition may also be impacted by other uncertainties including evolving regulatory, legislative and standard-setter accounting interpretations and guidance.

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
September 30, 2021
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
●
evaluating and finalizing our key accounting policies;
●
assessing the impact to our chart of accounts;
●
developing format and content of new disclosures;
●
conducting operational dry runs using model output and updated chart of accounts;
●
evaluating transition requirements and impacts and
●
establishing and documenting appropriate internal controls.

As we progress through our implementation, we will be able to better assess the impact to our consolidated financial statements; however, we expect this guidance to significantly change how we account for many of our insurance and annuity products.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
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
September 30, 2021
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
September 30, 2021
(Unaudited)

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

Fair Value Hedges. When a derivative is designated as a fair value hedge and is determined to be highly effective, changes in its fair value, along with changes in the fair value of the hedged asset, liability or firm commitment attributable to the hedged risk, are reported in the same consolidated statements of operations line item that is used to report the earnings effect of the hedged item. For fair value hedges of fixed maturities, available-for-sale, these changes in fair value are reported in net investment income. A fair value hedge determined to be highly effective may still result in a mismatch between the change in the fair value of the hedging instrument and the change in the fair value of the hedged item attributable to the hedged risk. Certain fair value hedges use the last-of-layer method to hedge a designated amount (the "last layer") within a closed portfolio of prepayable assets that is expected to remain outstanding for the length of the hedging relationship and is not expected to be impacted by prepayments, defaults or other factors that affect the timing and amount of cash flows. Prepayment risk is excluded when measuring the change in fair value attributable to the hedged risk under the last-of-layer method.

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

Hedge Documentation and Effectiveness Testing. At inception, we formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions. This process includes associating all derivatives designated as fair value or cash flow hedges with specific assets or liabilities on the consolidated statements of financial position or with specific firm commitments or forecasted transactions. Documentation of fair value hedges that use the last-of-layer method supports the expectation that the hedged last layer amount is anticipated to be outstanding at the end of the hedging relationship and includes expectations of prepayments, defaults or other factors that affect the timing and amount of cash flows. Effectiveness of the hedge is formally assessed at inception and throughout the life of the hedging relationship. Even if a hedge is determined to be highly effective, the hedge may still result in a mismatch between the change in the fair value of the hedging instrument and the change in the fair value of the hedged item attributable to the hedged risk.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

We use qualitative and quantitative methods to assess hedge effectiveness. Qualitative methods may include monitoring changes to terms and conditions and counterparty credit ratings. Quantitative methods may include statistical tests including regression analysis and minimum variance and dollar offset techniques. For last-of-layer method hedges, the assessment of hedge effectiveness includes confirming we expect the hedged last layer amount to be outstanding at the end of the hedging relationship.

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

If it is determined that a derivative no longer qualifies as an effective hedge, the derivative will continue to be carried on the consolidated statements of financial position at its fair value, with changes in fair value recognized prospectively in net realized capital gains (losses). The asset or liability under a fair value hedge will no longer be adjusted for changes in fair value pursuant to hedging rules and the existing basis adjustment is amortized to the consolidated statements of operations line associated with the asset or liability. If a last-of-layer method hedging relationship is discontinued, the outstanding basis adjustment is allocated to the individual assets in the closed portfolio and those amounts are amortized consistent with the amortization of other discounts or premiums associated with those assets.

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

As of September 30, 2021 and December 31, 2020, the separate accounts included a separate account valued at $94.5 million and $80.4 million, respectively, which primarily included shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

2. Variable Interest Entities

We have relationships with various types of entities which may be VIEs. Certain VIEs are consolidated in our financial results. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Consolidation” for further details of our consolidation accounting policies. We did not provide financial or other support to investees designated as VIEs for the periods ended September 30, 2021 and December 31, 2020.

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
September 30, 2021
(Unaudited)

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

Assets and Liabilities of Consolidated Variable Interest Entities

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	September 30, 2021		December 31, 2020
	Total	Total	Total	Total
	assets	liabilities	assets	liabilities

	(in millions)
Mandatory retirement savings funds (1)	$35,161.0	$34,771.0	$41,995.2	$41,527.9
Real estate (2)	691.0	42.8	499.0	21.3
Sponsored investment funds (3)	525.9	13.3	419.5	3.2
Residential mortgage loans (4)	1,337.5	21.0	319.8	—
Total	$37,715.4	$34,848.1	$43,233.5	$41,552.4
(1)	The assets of the mandatory retirement savings funds primarily include separate account assets and equity securities. The liabilities primarily include separate account liabilities and contractholder funds.
(2)	The assets of the real estate VIEs primarily include real estate and cash. Liabilities primarily include other liabilities.
(3)	The assets of sponsored investment funds are primarily fixed maturities and equity securities, certain of which are reported with other investments, and cash. The consolidated statements of financial position included a $309.7 million and $226.8 million redeemable noncontrolling interest for sponsored investment funds as of September 30, 2021 and December 31, 2020, respectively.
(4)	The assets of the residential mortgage loans VIEs primarily include residential mortgage loans. The liabilities include other liabilities as of September 30, 2021. Prior to 2021, the liabilities were eliminated in our consolidated results.

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
September 30, 2021
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to
	Asset carrying value	loss (1)

	(in millions)
September 30, 2021
Fixed maturities, available-for-sale:
Corporate	$294.3	$286.0
Residential mortgage-backed pass-through securities	2,882.6	2,816.2
Commercial mortgage-backed securities	5,283.2	5,086.5
Collateralized debt obligations (2)	3,566.3	3,569.6
Other debt obligations	7,080.5	6,942.3
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	133.3	133.3
Commercial mortgage-backed securities	26.3	26.3
Collateralized debt obligations (2)	10.9	10.9
Other debt obligations	8.5	8.5
Equity securities	123.5	123.5
Other investments:
Other limited partnership and fund interests (3)	1,159.6	1,996.0

December 31, 2020
Fixed maturities, available-for-sale:
Corporate	$296.9	$285.7
Residential mortgage-backed pass-through securities	2,986.8	2,857.6
Commercial mortgage-backed securities	4,942.3	4,741.2
Collateralized debt obligations (2)	4,027.5	4,045.9
Other debt obligations	7,045.9	6,832.6
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	190.5	190.5
Commercial mortgage-backed securities	27.1	27.1
Collateralized debt obligations (2)	20.6	20.6
Other debt obligations	9.4	9.4
Equity securities	121.7	121.7
Other investments:
Other limited partnership and fund interests (3)	999.1	1,739.0
(1)	Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale. Our risk of loss is limited to our investment measured at fair value for our fixed maturities, trading and equity securities. Our risk of loss is limited to our carrying value plus any unfunded commitments and/or guarantees and similar provisions for our other investments. A carrying value of zero is used if distributions have been received in excess of our investment, resulting in a negative carrying value for the investment. Unfunded commitments are not liabilities on our consolidated statements of financial position because we are only required to fund additional equity when called upon to do so by the general partner or investment manager.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(3)	As of September 30, 2021 and December 31, 2020, the maximum exposure to loss for other limited partnership and fund interests includes $133.2 million and $141.2 million, respectively, of debt within certain of our managed international real estate funds that is fully secured by assets whose value exceeds the amount of the debt, but also includes recourse to the investment manager.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

Money Market Funds

We are the investment manager for certain money market mutual funds. These types of funds are exempt from assessment under any consolidation model due to a scope exception for money market funds registered under Rule 2a-7 of the Investment Company Act of 1940 or similar funds. As of September 30, 2021 and December 31, 2020, money market mutual funds we manage held $5.1 billion and $4.4 billion in total assets, respectively. We have no contractual obligation to contribute to these funds; however, we provide support through the waiver of fees and through expense reimbursements. The amount of fees waived and expenses reimbursed was insignificant.

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
September 30, 2021
(Unaudited)

The amortized cost, gross unrealized gains and losses, allowance for credit loss and fair value of fixed maturities, available-for-sale were as follows:

		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit
	cost (1)	gains	losses	loss	Fair value

	(in millions)
September 30, 2021
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,821.7	$140.6	$40.5	$—	$1,921.8
Non-U.S. governments	906.3	139.3	0.8	—	1,044.8
States and political subdivisions	8,255.6	1,004.3	26.9	—	9,233.0
Corporate	41,412.9	4,350.9	203.0	15.9	45,544.9
Residential mortgage-backed pass-through securities	2,816.2	82.8	16.4	—	2,882.6
Commercial mortgage-backed securities	5,086.5	219.2	22.2	0.3	5,283.2
Collateralized debt obligations (2)	3,569.6	7.3	10.6	—	3,566.3
Other debt obligations	6,942.3	162.1	23.8	0.1	7,080.5
Total fixed maturities, available-for-sale	$70,811.1	$6,106.5	$344.2	$16.3	$76,557.1

		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit
	cost (1)	gains	losses	loss	Fair value

	(in millions)
December 31, 2020
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,893.1	$228.9	$10.5	$—	$2,111.5
Non-U.S. governments	881.6	192.1	—	—	1,073.7
States and political subdivisions	8,004.9	1,175.5	12.6	—	9,167.8
Corporate	41,289.9	6,160.9	95.1	0.9	47,354.8
Residential mortgage-backed pass-through securities	2,857.6	129.4	0.2	—	2,986.8
Commercial mortgage-backed securities	4,741.2	241.3	35.9	4.3	4,942.3
Collateralized debt obligations (2)	4,045.9	8.7	24.9	2.2	4,027.5
Other debt obligations	6,832.6	243.2	29.9	—	7,045.9
Total fixed maturities, available-for-sale	$70,546.8	$8,380.0	$209.1	$7.4	$78,710.3
(1)	Amortized cost excludes accrued interest receivable of $570.1 million and $552.5 million as of September 30, 2021 and December 31, 2020, respectively.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

The amortized cost and fair value of fixed maturities, available-for-sale as of September 30, 2021, by expected maturity, were as follows:

	Amortized cost	Fair value

	(in millions)
Due in one year or less	$2,216.3	$2,245.6
Due after one year through five years	10,723.2	11,323.9
Due after five years through ten years	14,142.4	15,275.6
Due after ten years	25,314.6	28,899.4
Subtotal	52,396.5	57,744.5
Mortgage-backed and other asset-backed securities	18,414.6	18,812.6
Total	$70,811.1	$76,557.1

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$13.0	$22.3	$61.2	$128.6
Gross losses	(0.9)	(12.8)	(29.0)	(38.6)
Net credit losses	(9.6)	(9.1)	(27.4)	(25.3)
Hedging, net (1)	—	(0.2)	(1.0)	(9.8)
Fixed maturities, trading (2)	(4.0)	(1.5)	(28.7)	7.2
Equity securities (3)	31.2	52.8	85.5	28.4
Mortgage loans	2.6	(0.3)	14.2	(15.3)
Derivatives (1)	(173.7)	(42.5)	(153.9)	52.3
Other	(10.6)	56.8	37.4	42.0
Net realized capital gains (losses)	$(152.0)	$65.5	$(41.7)	$169.5
(1)	The change in fair value of fixed maturities, available-for-sale and the change in fair value of derivative hedging instruments in fair value hedging relationships are reported in net investment income with the earnings effect of fixed maturities, available-for-sale. Gains (losses) for fixed maturities, available-for-sale related to terminated cash flow hedges continue to be reflected in net realized capital gains (losses).
(2)	Unrealized gains (losses) on fixed maturities, trading still held at the reporting date were $(4.1) million and $(1.5) million for the three months ended September 30, 2021 and 2020, respectively, and $(27.6) million and $8.7 million for the nine months ended September 30, 2021 and 2020, respectively.
(3)	Unrealized gains (losses) on equity securities still held at the reporting date were $21.5 million and $48.0 million for the three months ended September 30, 2021 and 2020, respectively, and $54.0 million and $30.0 million for the nine months ended September 30, 2021 and 2020, respectively. This excludes $3.7 million and $2.7 million for the three months ended September 30, 2021 and 2020, respectively, and $9.6 million and $13.2 million for the nine months ended September 30, 2021 and 2020, respectively, of unrealized gains on equity securities still held at the reporting date that were reported in net investment income.

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $273.6 million and $628.6 million for the three months ended September 30, 2021 and 2020, and $1,870.7 million and $2,176.2 million for the nine months ended September 30, 2021 and 2020, respectively.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
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

	For the three months ended September 30, 2021
					Residential
					mortgage-
					backed	Commercial	Collateralized
	U.S.		States and		pass-	mortgage-	debt	Other
	government	Non-U.S.	political		through	backed	obligations	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(1)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$8.5	$—	$0.2	$—	$—	$8.7
Additions for credit losses not previously recorded	—	—	—	7.8	—	0.1	—	0.1	8.0
Foreign currency translation adjustment	—	—	—	(0.4)	—	—	—	—	(0.4)
Ending balance	$—	$—	$—	$15.9	$—	$0.3	$—	$0.1	$16.3

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

	For the three months ended September 30, 2020
					Residential
					mortgage-
					backed	Commercial	Collateralized
	U.S.		States and		pass-	mortgage-	debt	Other
	government	Non-U.S.	political		through	backed	obligations	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(1)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$2.8	$—	$3.4	$1.0	$—	$7.2
Additions for credit losses not previously recorded	—	—	—	3.4	—	1.2	—	—	4.6
Additional increases (decreases) for credit losses on securities with an allowance recorded in the previous period	—	—	—	—	—	1.0	0.9	—	1.9
Write-offs charged against allowance	—	—	—	—	—	(1.6)	—	—	(1.6)
Ending balance	$—	$—	$—	$6.2	$—	$4.0	$1.9	$—	$12.1

	For the nine months ended September 30, 2021
					Residential
					mortgage-
					backed	Commercial	Collateralized
	U.S.		States and		pass-	mortgage-	debt	Other
	government	Non-U.S.	political		through	backed	obligations	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(1)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$0.9	$—	$4.3	$2.2	$—	$7.4
Additions for credit losses not previously recorded	—	—	—	15.4	—	0.4	—	0.1	15.9
Additional increases (decreases) for credit losses on securities with an allowance recorded in the previous period	—	—	—	—	—	2.4	0.4	—	2.8
Write-offs charged against allowance	—	—	—	—	—	(6.8)	(2.6)	—	(9.4)
Foreign currency translation adjustment	—	—	—	(0.4)	—	—	—	—	(0.4)
Ending balance	$—	$—	$—	$15.9	$—	$0.3	$—	$0.1	$16.3
Accrued interest written off to net investment income	$—	$—	$—	$0.2	$—	$—	$—	$—	$0.2

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

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

We did not write off any accrued interest to net investment income during the three months ended September 30, 2021 or during 2020.

Available-for-Sale Securities in Unrealized Loss Positions Without an Allowance for Credit Loss

For available-for-sale securities with unrealized losses for which an allowance for credit loss has not been recorded, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2021
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$400.1	$14.9	$150.8	$25.7	$550.9	$40.6
Non-U.S. governments	47.7	0.8	—	—	47.7	0.8
States and political subdivisions	632.3	10.9	245.1	15.9	877.4	26.8
Corporate	4,287.4	141.3	448.6	48.6	4,736.0	189.9
Residential mortgage-backed pass-through securities	1,229.4	15.9	21.8	0.6	1,251.2	16.5
Commercial mortgage-backed securities	480.6	4.9	321.6	14.1	802.2	19.0
Collateralized debt obligations (2)	1,235.9	2.9	461.3	7.7	1,697.2	10.6
Other debt obligations	2,334.4	17.3	177.4	6.5	2,511.8	23.8
Total fixed maturities, available-for-sale	$10,647.8	$208.9	$1,826.6	$119.1	$12,474.4	$328.0
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

Of the total amounts, Principal Life Insurance Company’s (“Principal Life”) consolidated portfolio represented $10,793.0 million in available-for-sale fixed maturities with gross unrealized losses of $231.9 million. Of the available-for-sale fixed maturities within Principal Life’s consolidated portfolio in a gross unrealized loss position, 91% were investment grade (rated AAA through BBB-) with an average price of 98 (carrying value/amortized cost) as of September 30, 2021. Gross unrealized losses in our fixed maturities portfolio increased during the nine months ended September 30, 2021, primarily due to an increase in interest rates, partially offset by tightening of credit spreads.

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life's consolidated portfolio held 1,400 securities with a carrying value of $9,056.8 million and unrealized losses of $136.9 million reflecting an average price of 99 as of September 30, 2021. Of this portfolio, 91% was investment grade (rated AAA through BBB-) as of September 30, 2021, with associated unrealized losses of $124.8 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 280 securities with a carrying value of $1,736.2 million and unrealized losses of $95.0 million as of September 30, 2021. The average credit rating of this portfolio was AA- with an average price of 95 as of September 30, 2021. Of the $95.0 million in unrealized losses, the corporate sector accounts for $25.5 million in unrealized losses with an average price of 94 and an average credit rating of BBB-. Furthermore, unrealized losses include $13.8 million within the commercial mortgage-backed security sector with an average of price of 96 and an average credit rating of AAA and $7.7 million within the collateralized debt obligation sector with an average price of 98 and an average credit rating of AA+. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, we did not record an allowance for credit loss on these securities as of September 30, 2021. Because it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be at maturity, we did not write down these investments to fair value.

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
September 30, 2021
(Unaudited)

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

	September 30, 2021	December 31, 2020

	(in millions)
Net unrealized gains on fixed maturities, available-for-sale (1)	$5,749.7	$8,193.0
Net unrealized gains on derivative instruments	79.6	38.9
Adjustments for assumed changes in amortization patterns	(316.5)	(437.3)
Adjustments for assumed changes in policyholder liabilities	(1,029.2)	(2,603.9)
Net unrealized gains on other investments and noncontrolling interest adjustments	55.9	78.0
Provision for deferred income taxes	(956.7)	(1,112.2)
Net unrealized gains on available-for-sale securities and derivative instruments	$3,582.8	$4,156.5
(1)	Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

Credit Quality Information for Financing Receivables

The amortized cost of our financing receivables by credit risk and vintage was as follows:

	As of September 30, 2021
	2021	2020	2019	2018	2017	Prior	Total

	(in millions)
Commercial mortgage loans:
A- and above	$1,852.4	$1,812.6	$2,447.0	$2,411.6	$1,623.0	$4,504.4	$14,651.0
BBB+ thru BBB-	233.1	296.9	294.0	160.5	183.3	384.8	1,552.6
BB+ thru BB-	23.8	5.4	—	—	—	56.1	85.3
B+ and below	—	—	—	9.0	—	34.7	43.7
Total	$2,109.3	$2,114.9	$2,741.0	$2,581.1	$1,806.3	$4,980.0	$16,332.6

Direct financing leases:
A- and above	$—	$44.1	$1.4	$40.3	$17.1	$255.0	$357.9
BBB+ thru BBB-	25.1	59.4	22.7	18.3	16.0	53.1	194.6
BB+ thru BB-	51.6	13.8	1.9	—	—	2.1	69.4
B+ and below	1.5	—	—	—	—	—	1.5
Total	$78.2	$117.3	$26.0	$58.6	$33.1	$310.2	$623.4

Residential mortgage loans:
Performing	$1,665.2	$585.2	$181.5	$101.5	$117.5	$470.3	$3,121.2
Non-performing	0.7	1.8	1.3	0.6	0.8	4.0	9.2
Total	$1,665.9	$587.0	$182.8	$102.1	$118.3	$474.3	$3,130.4

Reinsurance recoverables							$1,122.7

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
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

The amortized cost of commercial mortgage loans, direct financing leases and residential mortgage loans excluded accrued interest receivable of $59.3 million, $1.1 million and $16.5 million, respectively, as of September 30, 2021. The amortized cost of commercial mortgage loans, direct financing leases and residential mortgage loans excluded accrued interest receivable of $60.0 million, $0.5 million and $2.0 million, respectively, as of December 31, 2020.

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
September 30, 2021
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

The amortized cost of financing receivables on non-accrual status was as follows:

	September 30, 2021
			Amortized cost
	Beginning	Ending	of nonaccrual
	amortized cost	amortized cost	assets without
	on nonaccrual	on nonaccrual	a valuation
	status	status	allowance

	(in millions)
Commercial mortgage loans	$10.7	$4.6	$—
Residential mortgage loans	10.8	6.2	0.7
Total	$21.5	$10.8	$0.7

	December 31, 2020
			Amortized cost
	Beginning	Ending	of nonaccrual
	amortized cost	amortized cost	assets without
	on nonaccrual	on nonaccrual	a valuation
	status	status	allowance

	(in millions)
Commercial mortgage loans	$5.0	$10.7	$—
Residential mortgage loans	6.8	10.8	0.7
Total	$11.8	$21.5	$0.7

No interest income was recognized on non-accrual financing receivables during 2021 and 2020.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

The aging of our financing receivables, based on amortized cost, was as follows:

	September 30, 2021
							Amortized
							cost
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total (1)	accruing

	(in millions)
Commercial mortgage loans	$5.3	$0.1	$7.3	$12.7	$16,319.9	$16,332.6	$2.7
Direct financing leases	—	—	3.6	3.6	619.8	623.4	3.6
Residential mortgage loans	34.8	7.4	7.4	49.6	3,080.8	3,130.4	3.0
Total	$40.1	$7.5	$18.3	$65.9	$20,020.5	$20,086.4	$9.3

	December 31, 2020
							Amortized
							cost
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total (1)	accruing

	(in millions)
Commercial mortgage loans	$42.1	$9.2	$12.0	$63.3	$15,378.3	$15,441.6	$1.3
Direct financing leases	—	3.2	—	3.2	707.6	710.8	—
Residential mortgage loans	66.6	8.8	10.9	86.3	1,865.2	1,951.5	6.5
Total	$108.7	$21.2	$22.9	$152.8	$17,951.1	$18,103.9	$7.8
(1)	As of both September 30, 2021 and December 31, 2020, no reinsurance recoverables were considered past due.

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
September 30, 2021
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
September 30, 2021
(Unaudited)

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

A rollforward of our valuation allowance was as follows:

	For the three months ended September 30, 2021
		Direct
	Commercial	financing	Residential	Reinsurance
	mortgage loans	leases	mortgage loans	recoverables	Total

	(in millions)
Beginning balance	$36.6	$0.3	$3.2	$2.6	$42.7
Provision (1)	(2.1)	—	(1.4)	0.1	(3.4)
Charge-offs	—	—	(0.2)	—	(0.2)
Recoveries	—	—	1.0	—	1.0
Foreign currency translation adjustment	(0.1)	—	—	—	(0.1)
Ending balance	$34.4	$0.3	$2.6	$2.7	$40.0

	For the three months ended September 30, 2020
		Direct
	Commercial	financing	Residential	Reinsurance
	mortgage loans	leases	mortgage loans	recoverables	Total

	(in millions)
Beginning balance	$40.4	$0.2	$5.6	$2.5	$48.7
Provision	1.7	(0.1)	(0.3)	0.1	1.4
Charge-offs	—	—	(0.1)	—	(0.1)
Recoveries	—	—	0.6	—	0.6
Ending balance	$42.1	$0.1	$5.8	$2.6	$50.6

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

	For the nine months ended September 30, 2021
		Direct
	Commercial	financing	Residential	Reinsurance
	mortgage loans	leases	mortgage loans	recoverables	Total

	(in millions)
Beginning balance	$43.2	$0.1	$6.9	$2.7	$52.9
Provision (1)	(8.6)	0.2	(6.5)	—	(14.9)
Charge-offs	—	—	(0.5)	—	(0.5)
Recoveries	—	—	2.7	—	2.7
Foreign currency translation adjustment	(0.2)	—	—	—	(0.2)
Ending balance	$34.4	$0.3	$2.6	$2.7	$40.0

	For the nine months ended September 30, 2020
		Direct
	Commercial	financing	Residential	Reinsurance
	mortgage loans	leases	mortgage loans	recoverables	Total

	(in millions)
Beginning balance (2)	$27.3	$—	$3.3	$2.5	$33.1
Provision (3)	14.8	0.1	1.0	0.1	16.0
Charge-offs	—	—	(0.3)	—	(0.3)
Recoveries	—	—	1.8	—	1.8
Ending balance	$42.1	$0.1	$5.8	$2.6	$50.6
(1)	During the three and nine months ended September 30, 2021, certain valuation allowances for commercial and residential mortgage loans were released. This release was a result of further adjustments to our current and forecasted environmental factors management believed to be relevant as global economic activity improved from previously adverse impacts due to COVID-19.
(2)	Upon adoption of authoritative guidance effective January 1, 2020, we updated accounting policies and methodology, adjusted the commercial and residential mortgage loan valuation allowance and established a valuation allowance for reinsurance recoverables. See Note 1, Nature of Operations and Significant Accounting Policies under the caption, “Recent Accounting Pronouncements” for further details.
(3)	During the nine months ended September 30, 2020, COVID-19 adversely impacted global economic activity and contributed to significant volatility in financial markets. As a result, certain current and forecasted environmental factors management believed to be relevant were adjusted, resulting in an increase in the valuation allowance for commercial and residential mortgage loans and direct financing leases.

Mortgage Loans

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. Mortgage loans purchased and sold were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)
Commercial mortgage loans:
Purchased	$1.5	$65.0	$106.3	$151.3
Sold	—	3.3	66.3	4.4
Residential mortgage loans:
Purchased (1)	1,142.0	242.0	1,955.0	736.5
Sold	29.5	24.6	73.1	98.0
(1)	Includes mortgage loans purchased by residential mortgage loan VIEs established in 2021.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	September 30, 2021		December 31, 2020
	Amortized	Percent	Amortized	Percent
	cost	of total	cost	of total

	($ in millions)
Geographic distribution
New England	$588.4	3.6%	$593.9	3.8%
Middle Atlantic	4,508.0	27.5	4,438.2	28.8
East North Central	596.4	3.7	572.6	3.7
West North Central	290.4	1.8	267.5	1.7
South Atlantic	2,455.1	15.0	2,368.9	15.3
East South Central	374.9	2.3	316.6	2.1
West South Central	1,249.6	7.7	1,315.9	8.5
Mountain	1,006.9	6.2	936.2	6.1
Pacific	4,825.0	29.5	4,183.0	27.1
International	437.9	2.7	448.8	2.9
Total	$16,332.6	100.0%	$15,441.6	100.0%

Property type distribution
Office	$4,839.0	29.7%	$4,491.7	29.0%
Retail	1,689.7	10.3	1,815.3	11.8
Industrial	2,970.6	18.2	2,488.7	16.1
Apartments	6,059.0	37.1	5,958.0	38.6
Hotel	86.6	0.5	89.4	0.6
Mixed use/other	687.7	4.2	598.5	3.9
Total	$16,332.6	100.0%	$15,441.6	100.0%

Mortgage Loan Modifications

We assess COVID-19 related loan modifications to determine if they are in scope of the CARES Act TDR relief and the Interagency Statement guidance, which was effective in the second quarter of 2020. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Investments” for further details. COVID-19 related loan modifications typically include delayed principal and interest payments. Based on the terms of the delayed principal and interest payments, past due status generally will not advance and loans generally will not be placed on non-accrual status during the delay. We did not have a significant amount of COVID-19 related loan modifications that were in scope of the CARES Act TDR relief or the Interagency Statement guidance for the three and nine months ended September 30, 2021 and 2020.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

We did not have any significant loans that were modified and met the criteria of a TDR for the three and nine months ended September 30, 2021 and 2020.

Securities Posted as Collateral

As of September 30, 2021 and December 31, 2020, we posted $5,010.7 million and $4,604.9 million, respectively, in commercial mortgage loans and residential first lien mortgages to satisfy collateral requirements associated with our obligation under funding agreements with Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, as of September 30, 2021 and December 31, 2020, we posted $2,561.9 million and $2,563.9 million, respectively, in fixed maturities, available-for-sale and trading securities to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant (“FCM”) agreements, a lending arrangement and our obligation under funding agreements with FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as mortgage loans, fixed maturities, available-for-sale and fixed maturities, trading, respectively, on our consolidated statements of financial position. Of the securities posted as collateral, as of September 30, 2021 and December 31, 2020, $227.7 million and $133.4 million, respectively, could be sold or repledged by the secured party.

Balance Sheet Offsetting

Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	assets (1)	instruments (2)	received	Net amount

	(in millions)
September 30, 2021
Derivative assets	$328.1	$(112.1)	$(208.1)	$7.9
Reverse repurchase agreements	24.2	—	(24.2)	—
Total	$352.3	$(112.1)	$(232.3)	$7.9
December 31, 2020
Derivative assets	$463.5	$(132.5)	$(293.5)	$37.5
Reverse repurchase agreements	63.7	—	(63.7)	—
Total	$527.2	$(132.5)	$(357.2)	$37.5
(1)	The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents, respectively, on the consolidated statements of financial position. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	liabilities (1)	instruments (2)	pledged	Net amount

	(in millions)
September 30, 2021
Derivative liabilities	$242.2	$(112.1)	$(73.9)	$56.2
December 31, 2020
Derivative liabilities	$186.2	$(132.5)	$(45.7)	$8.0
(1)	The gross amount of recognized derivative liabilities is reported with other liabilities on the consolidated statements of financial position. The above excludes $356.1 million and $467.8 million of derivative liabilities as of September 30, 2021 and December 31, 2020, respectively, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amounts of derivative liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative assets that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative liabilities for presentation on the consolidated statements of financial position.

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

Repurchase and reverse repurchase agreements include provisions to setoff other repurchase and reverse repurchase balances with the same counterparty. Repurchase and reverse repurchase agreements also include collateral provisions with the counterparties. For reverse repurchase agreements we require the counterparties to pledge collateral with a value greater than the amount of cash transferred. We have the right but do not sell or repledge collateral received in reverse repurchase agreements. Repurchase agreements are structured as secured borrowings for all counterparties. We pledge fixed maturities available-for-sale, which the counterparties have the right to sell or repledge. Interest incurred on repurchase agreements is reported as part of operating expenses on the consolidated statements of operations. Net proceeds related to repurchase agreements are reported as a component of financing activities on the consolidated statements of cash flows. We did not have any outstanding repurchase agreements as of September 30, 2021 and December 31, 2020.

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
September 30, 2021
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

Interest rate forwards, including to be announced (“TBA”) forwards and treasury forwards, are contracts to take delivery of a fixed income security at a specified price at a future date. TBA forwards deliver government guaranteed mortgage-backed securities and treasury forwards deliver U.S. Treasury bonds. At inception of these forward contracts we do not intend to take physical delivery. We have used TBA forwards to gain exposure to the investment risk and return of agency mortgage-backed security pools in order to reduce asset and liability duration mismatch. Treasury forwards are used to hedge against changes in the value of the GMWB liability.

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
September 30, 2021
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
September 30, 2021
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

We posted $232.3 million and $148.3 million in cash and securities under collateral arrangements as of September 30, 2021 and December 31, 2020, respectively, to satisfy collateral and initial margin requirements associated with our derivative credit support agreements and FCM agreements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of September 30, 2021 and December 31, 2020, was $165.9 million and $180.2 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral triggers, we posted collateral and initial margin of $232.3 million and $148.3 million as of September 30, 2021 and December 31, 2020, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2021, we would be required to post an additional $57.8 million of collateral to our counterparties.

As of September 30, 2021 and December 31, 2020, we had received $176.9 million and $225.2 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
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

	September 30, 2021	December 31, 2020

	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$44,028.9	$44,472.1
Interest rate options	2,373.9	2,083.9
Interest rate forwards	2,181.6	1,000.0
Interest rate futures	1,585.0	188.5
Swaptions	—	62.0
Foreign exchange contracts:
Currency swaps	1,152.6	1,045.5
Currency forwards	1,006.7	1,115.8
Equity contracts:
Equity options	2,284.4	1,857.8
Equity futures	117.4	218.1
Credit contracts:
Credit default swaps	310.0	295.0
Other contracts:
Embedded derivatives	10,141.6	9,953.8
Total notional amounts at end of period	$65,182.1	$62,292.5

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$215.1	$291.0
Interest rate options	31.9	51.0
Interest rate forwards	—	6.2
Foreign exchange contracts:
Currency swaps	46.0	43.3
Currency forwards	8.9	45.4
Equity contracts:
Equity options	36.2	33.2
Credit contracts:
Credit default swaps	3.0	3.4
Total gross credit exposure	341.1	473.5
Less: collateral received	217.9	294.7
Net credit exposure	$123.2	$178.8

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020

	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$0.6	$—	$21.2	$27.8
Foreign exchange contracts	46.2	21.1	15.2	44.7
Total derivatives designated as hedging instruments	$46.8	$21.1	$36.4	$72.5

Derivatives not designated as hedging instruments
Interest rate contracts	$234.2	$339.3	$62.6	$33.0
Foreign exchange contracts	7.9	66.5	78.8	29.2
Equity contracts	36.3	33.2	62.6	49.0
Credit contracts	2.9	3.4	2.6	2.5
Other contracts	—	—	355.3	467.8
Total derivatives not designated as hedging instruments	281.3	442.4	561.9	581.5

Total derivative instruments	$328.1	$463.5	$598.3	$654.0
(1)	The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.
(2)	The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivatives with a net liability fair value of $355.3 million and $467.8 million as of September 30, 2021 and December 31, 2020, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also may have purchased credit protection with identical underlyings to certain of our sold protection transactions. As of September 30, 2021 and December 31, 2020, we did not purchase credit protection relating to our sold protection transactions. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

The following tables show our credit default swap protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	September 30, 2021
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)

	(in millions)
Single name credit default swaps
Corporate debt
A	$20.0	$0.4	$20.0	3.7
BBB	110.0	2.0	110.0	3.3
Sovereign
A	20.0	0.5	20.0	3.7
BBB	15.0	—	15.0	0.2
Total credit default swap protection sold	$165.0	$2.9	$165.0	3.1

	December 31, 2020
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)

	(in millions)
Single name credit default swaps
Corporate debt
A	$20.0	$0.5	$20.0	4.5
BBB	115.0	2.1	115.0	3.9
Sovereign
A	20.0	0.6	20.0	4.5
BBB	15.0	0.1	15.0	1.0
Total credit default swap protection sold	$170.0	$3.3	$170.0	3.8

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
September 30, 2021
(Unaudited)

The following amounts were recorded on the consolidated statements of financial position related to cumulative basis adjustments for fair value hedges. The amortized cost includes the amortized cost basis and the fair value hedging basis adjustment.

			Cumulative amount of fair
			value hedging basis adjustment
Line item in the consolidated statements			increase included in the
of financial position in which the	Amortized cost of hedged item		amortized cost of the hedged item
hedged item is included	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020

	(in millions)
Fixed maturities, available-for-sale (1):
Active hedging relationships	$829.2	$476.1	$1.0	$21.4
Discontinued hedging relationships	80.2	135.1	3.1	5.2
Total fixed maturities, available-for-sale in active or discontinued hedging relationships	$909.4	$611.2	$4.1	$26.6
(1)	These amounts include the amortized cost basis of closed portfolios used to designate last-of-layer hedging relationships in which the hedged last layer amount is expected to remain at the end of the hedging relationship. As of September 30, 2021 and December 31, 2020, the amortized cost basis of the closed portfolios used in these hedging relationships was $347.7 million and $0.0 million, respectively, the cumulative basis adjustments associated with these hedging relationships was $(1.9) million and $0.0 million, respectively, and the amount of the designated hedged items were $210.0 million and $0.0 million, respectively.

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

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of financial position.

		Amount of gain (loss) recognized in AOCI on derivatives
		For the three months ended		For the nine months ended
Derivatives in cash		September 30,		September 30,
flow hedging relationships	Related hedged item	2021	2020	2021	2020

		(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$—	$—	$—	$(3.0)
Interest rate contracts	Investment contracts	0.6	—	0.6	—
Foreign exchange contracts	Fixed maturities, available-for-sale	30.5	(29.3)	52.3	17.2
Total		$31.1	$(29.3)	$52.9	$14.2

We expect to reclassify net gains of $22.1 million from AOCI into net income in the next 12 months, which includes both net deferred gains on discontinued hedges and net gains on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations

The following tables show the effect of derivatives in fair value and cash flow hedging relationships and the related hedged items on the consolidated statements of operations.

	For the three months ended September 30, 2021
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains (losses)	settlement
	to hedges	related to	expenses
	of fixed	hedges of fixed	related to
	maturities,	maturities,	hedges of
	available-	available-	investment
	for-sale	for-sale	contracts

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$1,093.4	$(152.0)	$1,770.9

Losses on fair value hedging relationships:
Interest rate contracts:
Loss recognized on hedged item	$(4.0)	$—	$—
Gain recognized on derivatives	5.4	—	—
Amortization of hedged item basis adjustments	(0.5)	—	—
Amounts related to periodic settlements on derivatives	(2.4)	—	(0.1)
Total loss recognized for fair value hedging relationships	$(1.5)	$—	$(0.1)

Gains on cash flow hedging relationships:
Interest rate contracts:
Gain reclassified from AOCI on derivatives	$3.8	$—	$—
Gain reclassified from AOCI as a result that a forecasted transaction is no longer probable of occurring	—	0.1	—

Foreign exchange contracts:
Amounts related to periodic settlements on derivatives	2.6	—	—
Total gain recognized for cash flow hedging relationships	$6.4	$0.1	$—

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

	For the three months ended September 30, 2020
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	related to	expenses
	of fixed	hedges of fixed	related to
	maturities,	maturities,	hedges of
	available-	available-	investment
	for-sale	for-sale	contracts

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$917.9	$65.5	$1,839.8

Losses on fair value hedging relationships:
Interest rate contracts:
Loss recognized on hedged item	$(2.1)	$—	$—
Gain recognized on derivatives	1.8	—	—
Amortization of hedged item basis adjustments	(0.6)	—	—
Amounts related to periodic settlements on derivatives	(1.8)	—	—
Total loss recognized for fair value hedging relationships	$(2.7)	$—	$—

Gains (losses) on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$4.4	$0.1	$(0.1)

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	0.2	—
Amounts related to periodic settlements on derivatives	2.0	—	—
Total gain (loss) recognized for cash flow hedging relationships	$6.4	$0.3	$(0.1)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

	For the nine months ended September 30, 2021
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains (losses)	settlement
	to hedges	related to	expenses
	of fixed	hedges of fixed	related to
	maturities,	maturities,	hedges of
	available-	available-	investment
	for-sale	for-sale	contracts

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$3,167.0	$(41.7)	$4,958.4

Losses on fair value hedging relationships:
Interest rate contracts:
Loss recognized on hedged item	$(20.5)	$—	$—
Gain recognized on derivatives	22.2	—	—
Amortization of hedged item basis adjustments	(1.5)	—	—
Amounts related to periodic settlements on derivatives	(6.8)	—	(0.1)
Total loss recognized for fair value hedging relationships	$(6.6)	$—	$(0.1)

Gains (losses) on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$11.9	$—	$(0.1)
Gain reclassified from AOCI as a result that a forecasted transaction is no longer probable of occurring	—	0.5	—

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	0.7	—
Amounts related to periodic settlements on derivatives	7.0	—	—
Total gain (loss) recognized for cash flow hedging relationships	$18.9	$1.2	$(0.1)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

	For the nine months ended September 30, 2020
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	related to	expenses
	of fixed	hedges of fixed	related to
	maturities,	maturities,	hedges of
	available-	available-	investment
	for-sale	for-sale	contracts

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$2,846.1	$169.5	$6,299.8

Losses on fair value hedging relationships:
Interest rate contracts:
Gain recognized on hedged item	$9.1	$—	$—
Loss recognized on derivatives	(9.7)	—	—
Amortization of hedged item basis adjustments	(1.9)	—	—
Amounts related to periodic settlements on derivatives	(4.1)	—	—
Total loss recognized for fair value hedging relationships	$(6.6)	$—	$—

Gains (losses) on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$13.8	$2.7	$(0.1)

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	6.4	—
Amounts related to periodic settlements on derivatives	6.2	—	—
Total gain (loss) recognized for cash flow hedging relationships	$20.0	$9.1	$(0.1)

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
September 30, 2021
(Unaudited)

The following tables show the effect of foreign exchange contracts used to hedge a portion of our net investment in certain sponsored investment funds on the consolidated financial statements.

			Amount of gain
	Amount of gain recognized		reclassified from AOCI into
	in AOCI on derivatives		net realized capital gains (losses)
	for the three months ended		for the three months ended
	September 30,		September 30,
Derivatives in net investment hedging relationships	2021	2020	2021	2020

	(in millions)
Foreign exchange contracts	$1.3	$0.8	$—	$(7.1)
Total	$1.3	$0.8	$—	$(7.1)

			Amount of gain
	Amount of gain		reclassified from AOCI into
	recognized in AOCI on derivatives		net realized capital gains (losses)
	for the nine months ended		for the nine months ended
	September 30,		September 30,
Derivatives in net investment hedging relationships	2021	2020	2021	2020

	(in millions)
Foreign exchange contracts	$2.3	$10.1	$—	$(7.1)
Total	$2.3	$10.1	$—	$(7.1)

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

	Amount of gain (loss) recognized in		Amount of gain (loss) recognized in
	net income on derivatives for the		net income on derivatives for the
	three months ended September 30,		nine months ended September 30,
Derivatives not designated as hedging instruments	2021	2020	2021	2020

	(in millions)
Interest rate contracts	$(29.7)	$(73.5)	$(131.4)	$407.0
Foreign exchange contracts	(91.9)	27.2	(117.9)	(5.4)
Equity contracts	18.9	(27.6)	(26.8)	(38.7)
Credit contracts	0.1	0.3	—	1.3
Other contracts	(75.2)	23.1	106.5	(339.2)
Total	$(177.8)	$(50.5)	$(169.6)	$25.0

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

5. Insurance Liabilities

Liability for Unpaid Claims

The liability for unpaid claims is reported in future policy benefits and claims within our consolidated statements of financial position. Activity associated with unpaid claims was as follows:

	For the nine months ended September 30,
	2021	2020

	(in millions)
Balance at beginning of period	$2,534.9	$2,365.5
Less: reinsurance recoverable	436.9	403.8
Net balance at beginning of period	2,098.0	1,961.7
Incurred:
Current year	736.0	985.5
Prior years	441.7	37.9
Total incurred	1,177.7	1,023.4
Payments:
Current year	313.6	595.7
Prior years	773.2	335.1
Total payments	1,086.8	930.8
Net balance at end of period	2,188.9	2,054.3
Plus: reinsurance recoverable	437.9	425.4
Balance at end of period	$2,626.8	$2,479.7

Amounts not included in the rollforward above:
Claim adjustment expense liabilities	$59.5	$58.0

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

6. Income Taxes

Effective Income Tax Rate

Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
U.S. corporate income tax rate	21%	21%	21%	21%
Dividends received deduction	(4)	(7)	(4)	(5)
Tax credits	(3)	(5)	(2)	(3)
Interest exclusion from taxable income	(1)	(1)	(1)	(1)
Foreign country statutory rate differential	(1)	1	—	—
Impact of equity method presentation	—	(2)	(1)	(1)
State income taxes	1	2	1	1
Low income housing tax credit amortization	1	1	1	1
Other	1	4	—	2
Effective income tax rate	15%	14%	15%	15%

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

7. Employee and Agent Benefits

Components of Net Periodic Benefit Cost

			Other postretirement
	Pension benefits		benefits
	For the three months ended		For the three months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)
Service cost	$20.8	$18.2	$—	$—
Interest cost	25.8	29.3	0.5	0.7
Expected return on plan assets	(45.7)	(39.1)	(1.1)	(9.0)
Amortization of prior service benefit	(4.2)	(4.3)	(0.3)	(0.3)
Recognized net actuarial (gain) loss	17.5	18.9	(0.2)	—
Net periodic benefit cost (income)	$14.2	$23.0	$(1.1)	$(8.6)

			Other postretirement
	Pension benefits		benefits
	For the nine months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)
Service cost	$62.4	$54.5	$—	$—
Interest cost	77.4	88.0	1.6	2.1
Expected return on plan assets	(137.0)	(117.5)	(3.5)	(27.0)
Amortization of prior service benefit	(12.6)	(12.7)	(0.8)	(0.8)
Recognized net actuarial (gain) loss	52.6	56.6	(0.4)	—
Net periodic benefit cost (income)	$42.8	$68.9	$(3.1)	$(25.7)

The components of net periodic benefit cost including the service cost component are included in operating expenses on the consolidated statements of operations.

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. It is too early to determine, but we do not anticipate that we will be required to fund a minimum required contribution under ERISA. Regardless, it is possible that we may fund the qualified and nonqualified pension plans in 2021 for a combined total of up to $125.0 million. During the three and nine months ended September 30, 2021, we contributed $20.7 million and $92.1 million to these plans, respectively.

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
September 30, 2021
(Unaudited)

Change in Plan Assets

The other postretirement benefits plans’ change in plan assets, reconciled to amounts recognized in the consolidated statements of financial position, was as follows:

	September 30,	December 31,
	2021	2020

	(in millions)
Change in plan assets
Fair value of plan assets, beginning balance	$780.6	$732.8
Actual return on plan assets	(2.9)	53.1
Employer contribution	1.1	1.5
Participant contributions	4.6	6.0
Benefits paid	(10.2)	(12.8)
Assets re-designated for non-retiree benefits	(656.5)	—
Fair value of plan assets, ending balance	$116.7	$780.6

Amount recognized in statement of financial position
Other assets	$11.7	$675.5
Other liabilities	(1.8)	(2.9)
Total	$9.9	$672.6

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe any such matter will have a material adverse effect on our business or financial position. As of September 30, 2021, we had no estimated loss accrued related to the legal matter discussed above because we believe the chance of loss from this matter is not probable and the amount of loss cannot be reasonably estimated.

To the extent such matters present a reasonably possible chance of loss, we are generally not able to estimate the possible loss or range of loss associated therewith. The outcome of such matters is always uncertain and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate at September 30, 2021.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. The terms of these agreements range in duration and often are not explicitly defined. The maximum exposure under these agreements as of September 30, 2021, was approximately $104.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period. Furthermore, in connection with our contingent funding agreements, we are required to purchase any principal and interest strips of U.S. Treasury securities that are due and not paid from the associated unconsolidated trusts. The maximum exposure under these agreements as of September 30, 2021, was $750.0 million.

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

9. Stockholders’ Equity

Common Stock Dividends

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Dividends declared per common share	$0.63	$0.56	$1.80	$1.68

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

Reconciliation of Outstanding Common Shares

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)
Beginning balance	269.0	274.0	273.3	276.6
Shares issued	0.3	0.6	2.4	2.4
Treasury stock acquired	(3.2)	(0.1)	(9.6)	(4.5)
Ending balance	266.1	274.5	266.1	274.5

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

Other Comprehensive Income (Loss)

	For the three months ended			For the nine months ended
	September 30, 2021			September 30, 2021
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax

	(in millions)
Net unrealized losses on available-for-sale securities during the period	$(546.4)	$127.4	$(419.0)	$(2,461.6)	$554.9	$(1,906.7)
Reclassification adjustment for gains included in net income (1)	(2.6)	0.2	(2.4)	(3.8)	0.2	(3.6)
Adjustments for assumed changes in amortization patterns	32.2	(6.8)	25.4	121.3	(25.5)	95.8
Adjustments for assumed changes in policyholder liabilities	477.2	(104.8)	372.4	1,573.7	(365.3)	1,208.4
Net unrealized losses on available-for-sale securities	(39.6)	16.0	(23.6)	(770.4)	164.3	(606.1)

Net unrealized gains on derivative instruments during the period	31.2	(6.6)	24.6	53.7	(11.3)	42.4
Reclassification adjustment for gains included in net income (2)	(3.9)	0.8	(3.1)	(13.0)	2.7	(10.3)
Adjustments for assumed changes in amortization patterns	(0.5)	0.1	(0.4)	(0.5)	0.1	(0.4)
Adjustments for assumed changes in policyholder liabilities	(0.4)	—	(0.4)	1.0	(0.3)	0.7
Net unrealized gains on derivative instruments	26.4	(5.7)	20.7	41.2	(8.8)	32.4

Foreign currency translation adjustment	(189.3)	(4.0)	(193.3)	(209.5)	(4.6)	(214.1)

Unrecognized postretirement benefit obligation during the period	—	—	—	(9.1)	1.9	(7.2)
Amortization of amounts included in net periodic benefit cost (4)	12.8	(3.5)	9.3	38.8	(10.4)	28.4
Net unrecognized postretirement benefit obligation	12.8	(3.5)	9.3	29.7	(8.5)	21.2

Other comprehensive loss	$(189.7)	$2.8	$(186.9)	$(909.0)	$142.4	$(766.6)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

	For the three months ended			For the nine months ended
	September 30, 2020			September 30, 2020
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax

	(in millions)
Net unrealized gains on available-for-sale securities during the period	$960.1	$(200.0)	$760.1	$2,378.1	$(500.1)	$1,878.0
Reclassification adjustment for (gains) losses included in net income (1)	2.9	(1.0)	1.9	(54.5)	12.6	(41.9)
Adjustments for assumed changes in amortization patterns	(109.0)	22.9	(86.1)	(112.9)	23.7	(89.2)
Adjustments for assumed changes in policyholder liabilities	(565.7)	116.5	(449.2)	(1,136.0)	241.9	(894.1)
Net unrealized gains on available-for-sale securities	288.3	(61.6)	226.7	1,074.7	(221.9)	852.8

Net unrealized gains (losses) on derivative instruments during the period	(29.2)	6.2	(23.0)	26.2	(4.9)	21.3
Reclassification adjustment for gains included in net income (2)	(4.6)	0.9	(3.7)	(22.8)	4.2	(18.6)
Adjustments for assumed changes in amortization patterns	0.2	—	0.2	0.9	(0.2)	0.7
Adjustments for assumed changes in policyholder liabilities	1.7	(0.3)	1.4	4.6	(0.9)	3.7
Net unrealized gains (losses) on derivative instruments	(31.9)	6.8	(25.1)	8.9	(1.8)	7.1

Foreign currency translation adjustment during the period	75.5	5.5	81.0	(231.1)	2.7	(228.4)
Reclassification adjustment for losses included in net income (3)	11.5	1.8	13.3	43.0	1.8	44.8
Foreign currency translation adjustment	87.0	7.3	94.3	(188.1)	4.5	(183.6)

Unrecognized postretirement benefit obligation during the period	—	—	—	0.6	(0.2)	0.4
Amortization of amounts included in net periodic benefit cost (4)	14.3	(3.8)	10.5	43.1	(11.6)	31.5
Net unrecognized postretirement benefit obligation	14.3	(3.8)	10.5	43.7	(11.8)	31.9

Other comprehensive income	$357.7	$(51.3)	$306.4	$939.2	$(231.0)	$708.2
(1)	Pre-tax reclassification adjustments relating to available-for-sale securities are reported in net realized capital gains (losses) on the consolidated statements of operations.
(2)	See Note 4, Derivative Financial Instruments, under the caption “Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations” for further details.
(3)	The 2020 pre-tax reclassification adjustment primarily related to the release of the cumulative translation adjustment from the dissolution of a foreign subsidiary. The adjustment was reported in net realized capital gains (losses) on the consolidated statements of operations. For both the three and nine months ended September 30, 2020, $8.7 million of this reclassification relates to noncontrolling interest and is reported in net income attributable to noncontrolling interest on the consolidated statements of operations.
(4)	Amount is comprised of amortization of prior service cost (benefit) and recognized net actuarial (gain) loss, which is reported in operating expenses on the consolidated statements of operations. See Note 7, Employee and Agent Benefits, under the caption “Components of Net Periodic Benefit Cost” for further details.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

Accumulated Other Comprehensive Income

		Noncredit
	Net unrealized	component of	Net unrealized	Foreign	Unrecognized	Accumulated
	gains on	impairment losses	gains	currency	postretirement	other
	available-for-sale	on fixed maturities	on derivative	translation	benefit	comprehensive
	securities(1)	available-for-sale	instruments	adjustment	obligation	income

	(in millions)
Balances as of July 1, 2020	$3,388.2	$—	$85.6	$(1,608.9)	$(414.2)	$1,450.7
Other comprehensive income during the period, net of adjustments	224.7	—	(21.4)	79.8	—	283.1
Amounts reclassified from AOCI	1.9	—	(3.7)	4.6	10.5	13.3
Other comprehensive income	226.6	—	(25.1)	84.4	10.5	296.4
Balances as of September 30, 2020	$3,614.8	$—	$60.5	$(1,524.5)	$(403.7)	$1,747.1

Balances as of July 1, 2021	$3,555.8	$—	$29.9	$(1,333.3)	$(448.6)	$1,803.8
Other comprehensive loss during the period, net of adjustments	(21.2)	—	23.8	(191.0)	—	(188.4)
Amounts reclassified from AOCI	(2.4)	—	(3.1)	—	9.3	3.8
Other comprehensive loss	(23.6)	—	20.7	(191.0)	9.3	(184.6)
Balances as of September 30, 2021	$3,532.2	$—	$50.6	$(1,524.3)	$(439.3)	$1,619.2

		Noncredit
	Net unrealized	component of	Net unrealized	Foreign	Unrecognized	Accumulated
	gains on	impairment losses	gains	currency	postretirement	other
	available-for-sale	on fixed maturities	on derivative	translation	benefit	comprehensive
	securities (1)	available-for-sale (2)	instruments	adjustment	obligation	income

	(in millions)
Balances as of January 1, 2020	$2,806.0	$(44.1)	$53.4	$(1,341.8)	$(435.6)	$1,037.9
Other comprehensive income during the period, net of adjustments	894.8	—	25.7	(218.8)	0.4	702.1
Amounts reclassified from AOCI	(41.9)	—	(18.6)	36.1	31.5	7.1
Other comprehensive income	852.9	—	7.1	(182.7)	31.9	709.2
Effects of implementation of accounting change related to credit losses, net	(44.1)	44.1	—	—	—	—
Balances as of September 30, 2020	$3,614.8	$—	$60.5	$(1,524.5)	$(403.7)	$1,747.1

Balances as of January 1, 2021	$4,138.3	$—	$18.2	$(1,312.9)	$(460.5)	$2,383.1
Other comprehensive loss during the period, net of adjustments	(602.5)	—	42.7	(211.4)	(7.2)	(778.4)
Amounts reclassified from AOCI	(3.6)	—	(10.3)	—	28.4	14.5
Other comprehensive loss	(606.1)	—	32.4	(211.4)	21.2	(763.9)
Balances as of September 30, 2021	$3,532.2	$—	$50.6	$(1,524.3)	$(439.3)	$1,619.2
(1)	Net unrealized losses on available-for-sale debt securities for which an allowance for credit loss has been recorded were $16.2 million and $4.0 million as of September 30, 2021 and 2020, respectively.
(2)	Prior to the implementation of authoritative guidance in 2020, the noncredit component of impairment losses on fixed maturities, available-for-sale was included as a separate component of stockholders’ equity.

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
September 30, 2021
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

Following is a reconciliation of the changes in the redeemable noncontrolling interest (in millions):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)
Balance at beginning of period	$330.6	$272.7	$255.6	$264.9
Net income (loss) attributable to redeemable noncontrolling interest	2.7	(1.5)	9.5	(9.5)
Redeemable noncontrolling interest of deconsolidated entities	(37.4)	(47.3)	(37.4)	(47.3)
Contributions from redeemable noncontrolling interest	60.2	49.7	148.2	124.3
Distributions to redeemable noncontrolling interest	(11.7)	(6.0)	(34.8)	(53.8)
Purchase of subsidiary shares from redeemable noncontrolling interest (1)	(0.7)	—	(6.1)	—
Change in redemption value of redeemable noncontrolling interest	—	1.7	8.6	(0.2)
Stock-based compensation attributable to redeemable noncontrolling interest	—	0.1	—	0.1
Other comprehensive income (loss) attributable to redeemable noncontrolling interest	(0.4)	9.1	(0.3)	—
Balance at end of period	$343.3	$278.5	$343.3	$278.5
(1)	In second quarter 2021, we acquired the remaining interest in Principal Innovations, Inc. and its wholly owned subsidiary, RobustWealth, Inc.

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
September 30, 2021
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

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of September 30, 2021, 1% of our total fixed maturities were Level 3 securities valued using internal pricing models.

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
September 30, 2021
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

Interest Rate Contracts. For non-cleared contracts we use discounted cash flow valuation techniques for interest rate swaps and have used for swaptions to determine the fair value using observable swap curves as the inputs. These are reflected in Level 2. We have forward contracts for which we obtain prices from third party pricing vendors. These are reflected in Level 2. For centrally cleared contracts we use published prices from clearinghouses. These are reflected in Level 2. In addition, we had interest rate options that were valued using broker quotes. These were reflected in Level 3.

Foreign Exchange Contracts. We use discounted cash flow valuation techniques that utilize observable swap curves and exchange rates as the inputs to determine the fair value of foreign currency swaps. These are reflected in Level 2. Currency forwards and currency options are valued using observable market inputs, including forward currency exchange rates. These are reflected in Level 2. In addition, we have had a limited number of non-standard currency swaps that are valued using broker quotes. These were reflected within Level 3.

Equity Contracts. We use an option pricing model using observable implied volatilities, dividend yields, index prices and swap curves as the inputs to determine the fair value of equity options. These are reflected in Level 2.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
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

Equity method real estate investments for which the fair value option was elected were reflected in Level 3. The equity method real estate investments consisted of underlying real estate and debt. The real estate fair value was estimated using a discounted cash flow valuation model that utilized public real estate market data inputs such as transaction prices, market rents, vacancy levels, leasing absorption, market cap rates and discount rates. The debt fair value was estimated using a discounted cash flow analysis based on our incremental borrowing rate for similar borrowing arrangements. The last equity method real estate investment for which the fair value option was elected was sold in the third quarter of 2021.

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
September 30, 2021
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2021
	Assets/	Amount
	(liabilities)	measured at
	measured at	net asset	Fair value hierarchy level
	fair value	value (4)	Level 1	Level 2	Level 3

	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,921.8	$—	$1,606.0	$315.8	$—
Non-U.S. governments	1,044.8	—	1.0	1,043.8	—
States and political subdivisions	9,233.0	—	—	9,233.0	—
Corporate	45,544.9	—	41.6	44,697.5	805.8
Residential mortgage-backed pass-through securities	2,882.6	—	—	2,882.6	—
Commercial mortgage-backed securities	5,283.2	—	—	5,269.0	14.2
Collateralized debt obligations (1)	3,566.3	—	—	3,515.9	50.4
Other debt obligations	7,080.5	—	—	7,058.3	22.2
Total fixed maturities, available-for-sale	76,557.1	—	1,648.6	74,015.9	892.6
Fixed maturities, trading	413.5	—	0.5	413.0	—
Equity securities	2,428.2	—	1,089.9	1,338.3	—
Derivative assets (2)	328.1	—	—	327.4	0.7
Other investments	784.4	92.6	312.0	377.1	2.7
Cash equivalents	1,786.9	—	65.9	1,721.0	—
Sub-total excluding separate account assets	82,298.2	92.6	3,116.9	78,192.7	896.0
Separate account assets	177,850.5	8,165.2	110,111.4	58,306.6	1,267.3
Total assets	$260,148.7	$8,257.8	$113,228.3	$136,499.3	$2,163.3

Liabilities
Investment and universal life contracts (3)	$(355.3)	$—	$—	$—	$(355.3)
Derivative liabilities (2)	(242.9)	—	—	(242.2)	(0.7)
Other liabilities	(1.8)	—	—	(1.8)	—
Total liabilities	$(600.0)	$—	$—	$(244.0)	$(356.0)

Net assets	$259,548.7	$8,257.8	$113,228.3	$136,255.3	$1,807.3

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
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

(4)

Certain investments are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy. Other investments using the NAV practical expedient consist of certain fund interests that are restricted until maturity with unfunded commitments totaling $10.8 million and $15.1 million as of September 30, 2021 and December 31, 2020, respectively. Separate account assets using the NAV practical expedient consist of hedge funds and a real estate fund with varying investment strategies that also have a variety of redemption terms and conditions. We do not have unfunded commitments associated with these funds.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows:

	For the three months ended September 30, 2021
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance		Included in	issuances			balance
	as of	Included in	other	and	Transfers	Transfers	as of
	July 1,	net income	comprehensive	settlements	into	out of	September 30,
	2021	(2)	income (3)	(4)	Level 3	Level 3	2021

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$549.0	$(7.8)	$10.5	$229.0	$25.1	$—	$805.8
Commercial mortgage-backed securities	11.6	—	(0.1)	2.7	—	—	14.2
Collateralized debt obligations	195.6	—	—	27.6	—	(172.8)	50.4
Other debt obligations	61.4	—	(0.2)	(14.0)	—	(25.0)	22.2
Total fixed maturities, available-for-sale	817.6	(7.8)	10.2	245.3	25.1	(197.8)	892.6
Other investments	44.5	(0.1)	(0.6)	(41.1)	—	—	2.7
Separate account assets (1)	1,217.4	71.0	—	(21.1)	—	—	1,267.3

Liabilities
Investment and universal life contracts	(281.6)	(80.4)	0.1	6.6	—	—	(355.3)

Derivatives
Net derivative assets (liabilities)	(8.9)	(1.8)	—	10.7	—	—	—

	For the three months ended September 30, 2020
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance		Included in	issuances			balance
	as of	Included in	other	and	Transfers	Transfers	as of
	July 1,	net income	comprehensive	settlements	into	out of	September 30,
	2020	(2)	income (3)	(4)	Level 3	Level 3	2020

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$275.0	$(1.0)	$4.3	$27.5	$—	$(24.5)	$281.3
Commercial mortgage-backed securities	13.1	(0.4)	—	—	0.3	—	13.0
Collateralized debt obligations	2.8	(0.9)	0.4	16.1	—	—	18.4
Other debt obligations	71.2	—	(0.2)	(35.1)	—	(6.8)	29.1
Total fixed maturities, available-for-sale	362.1	(2.3)	4.5	8.5	0.3	(31.3)	341.8
Other investments	38.7	2.7	—	(11.0)	—	—	30.4
Separate account assets (1)	8,821.3	72.3	—	(38.4)	—	—	8,855.2

Liabilities
Investment and universal life contracts	(576.0)	23.2	—	0.4	—	—	(552.4)

Derivatives
Net derivative assets (liabilities)	(14.2)	4.7	—	(0.9)	—	—	(10.4)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

	For the nine months ended September 30, 2021
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance		Included in	issuances			balance
	as of	Included in	other	and	Transfers	Transfers	as of
	January 1,	net income	comprehensive	settlements	into	out of	September 30,
	2021	(2)	income (3)	(4)	Level 3	Level 3	2021

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$290.8	$(12.7)	$5.8	$354.3	$167.6	$—	$805.8
Commercial mortgage-backed securities	13.2	(1.0)	(0.6)	2.6	—	—	14.2
Collateralized debt obligations	27.2	(2.0)	1.8	337.5	84.1	(398.2)	50.4
Other debt obligations	29.2	—	0.6	(3.2)	20.6	(25.0)	22.2
Total fixed maturities, available-for-sale	360.4	(15.7)	7.6	691.2	272.3	(423.2)	892.6
Other investments	31.9	12.5	(0.6)	(41.1)	—	—	2.7
Separate account assets (1)	8,893.2	215.6	—	(7,841.5)	—	—	1,267.3

Liabilities
Investment and universal life contracts	(467.8)	89.3	0.2	23.0	—	—	(355.3)

Derivatives
Net derivative assets (liabilities)	(5.1)	(6.2)	—	11.3	—	—	—

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

	For the nine months ended September 30, 2020
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance		Included in	issuances			balance
	as of	Included in	other	and	Transfers	Transfers	as of
	January 1,	net income	comprehensive	settlements	into	out of	September 30,
	2020	(2)	income (3)	(4)	Level 3	Level 3	2020

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$81.7	$(1.0)	$(6.3)	$38.3	$342.0	$(173.4)	$281.3
Commercial mortgage-backed securities	12.9	(1.3)	1.1	—	0.3	—	13.0
Collateralized debt obligations	199.0	(1.9)	(22.2)	158.1	—	(314.6)	18.4
Other debt obligations	91.3	—	(1.6)	(37.8)	46.1	(68.9)	29.1
Total fixed maturities, available-for-sale	384.9	(4.2)	(29.0)	158.6	388.4	(556.9)	341.8
Fixed maturities, trading	0.3	—	—	—	—	(0.3)	—
Other investments	39.0	5.0	(2.9)	(10.7)	—	—	30.4
Separate account assets (1)	8,968.0	225.4	—	(338.2)	—	—	8,855.2

Liabilities
Investment and universal life contracts	(214.2)	(335.5)	(0.3)	(2.4)	—	—	(552.4)

Derivatives
Net derivative assets (liabilities)	13.0	6.5	—	(3.4)	—	(26.5)	(10.4)
(1)	Gains and losses for separate account assets do not impact net income as the change in value of separate account assets is offset by a change in value of separate account liabilities. Foreign currency translation adjustments related to the Principal International segment separate account assets are recorded in AOCI and are offset by foreign currency translation adjustments of the corresponding separate account liabilities.
(2)	Both realized gains (losses) and mark-to-market unrealized gains (losses) are generally reported in net realized capital gains (losses) within the consolidated statements of operations. Realized and unrealized gains (losses) on certain securities with an investment objective to realize economic value through mark-to-market changes are reported in net investment income within the consolidated statements of operations. Changes in unrealized gains (losses) included in net income relating to positions still held were:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$(7.8)	$—	$(12.6)	$—
Commercial mortgage-backed securities	—	(0.4)	—	(1.3)
Collateralized debt obligations	—	(0.9)	(2.0)	(1.9)
Total fixed maturities, available-for-sale	(7.8)	(1.3)	(14.6)	(3.2)
Other investments	(0.1)	1.7	12.6	4.0
Separate account assets	71.5	72.3	215.6	211.2

Liabilities
Investment and universal life contracts	(76.4)	29.4	86.1	(344.8)

Derivatives
Net derivative assets (liabilities)	(0.7)	4.6	(0.6)	5.2

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

(3)	Changes in unrealized gains (losses) included in OCI, including foreign currency translation adjustments related to our Principal International segment, relating to positions still held were:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$10.6	$3.6	$4.4	$(2.1)
Commercial mortgage-backed securities	(0.2)	—	(0.6)	1.1
Collateralized debt obligations	—	0.3	2.1	(0.6)
Total fixed maturities, available-for-sale	10.4	3.9	5.9	(1.6)
Other investments	(0.6)	—	(0.6)	(2.9)

Liabilities
Investment and universal life contracts	0.1	—	0.2	(0.3)

(4)	Gross purchases, sales, issuances and settlements were:

	For the three months ended September 30, 2021
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$268.5	$(3.4)	$—	$(36.1)	$229.0
Commercial mortgage-backed securities	2.7	—	—	—	2.7
Collateralized debt obligations	27.6	—	—	—	27.6
Other debt obligations	—	—	—	(14.0)	(14.0)
Total fixed maturities, available-for-sale	298.8	(3.4)	—	(50.1)	245.3
Other investments	—	(41.1)	—	—	(41.1)
Separate account assets (5)	—	(2.0)	(34.4)	15.3	(21.1)

Liabilities
Investment and universal life contracts	—	—	(3.5)	10.1	6.6

Derivatives
Net derivative assets (liabilities)	—	10.7	—	—	10.7

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

	For the three months ended September 30, 2020
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$42.6	$(4.4)	$—	$(10.7)	$27.5
Collateralized debt obligations	16.0	—	—	0.1	16.1
Other debt obligations	—	—	—	(35.1)	(35.1)
Total fixed maturities, available-for-sale	58.6	(4.4)	—	(45.7)	8.5
Other investments	—	(11.0)	—	—	(11.0)
Separate account assets (5)	4.2	(0.2)	(42.2)	(0.2)	(38.4)

Liabilities
Investment and universal life contracts	—	—	(6.3)	6.7	0.4

Derivatives
Net derivative assets (liabilities)	—	(0.9)	—	—	(0.9)

	For the nine months ended September 30, 2021
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$469.3	$(14.3)	$—	$(100.7)	$354.3
Commercial mortgage-backed securities	2.7	—	—	(0.1)	2.6
Collateralized debt obligations	362.0	—	—	(24.5)	337.5
Other debt obligations	25.1	—	—	(28.3)	(3.2)
Total fixed maturities, available-for-sale	859.1	(14.3)	—	(153.6)	691.2
Other investments	—	(41.1)	—	—	(41.1)
Separate account assets (5)	36.7	(7,795.2)	(175.4)	92.4	(7,841.5)

Liabilities
Investment and universal life contracts	—	—	(11.7)	34.7	23.0

Derivatives
Net derivative assets (liabilities)	—	11.3	—	—	11.3

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

	For the nine months ended September 30, 2020
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$77.5	$(5.4)	$—	$(33.8)	$38.3
Collateralized debt obligations	157.8	—	—	0.3	158.1
Other debt obligations	14.3	—	—	(52.1)	(37.8)
Total fixed maturities, available-for-sale	249.6	(5.4)	—	(85.6)	158.6
Other investments	0.3	(11.0)	—	—	(10.7)
Separate account assets (5)	72.2	(185.8)	(269.0)	44.4	(338.2)

Liabilities
Investment and universal life contracts	—	—	(18.5)	16.1	(2.4)

Derivatives
Net derivative assets (liabilities)	—	(3.4)	—	—	(3.4)
(5)	Issuances and settlements include amounts related to mortgage encumbrances associated with real estate in our separate accounts.

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels were as follows:

	For the three months ended September 30, 2021
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$25.1	$—	$—
Collateralized debt obligations	—	—	—	172.8
Other debt obligations	—	—	—	25.0
Total fixed maturities, available-for-sale	—	25.1	—	197.8

	For the three months ended September 30, 2020
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$—	$—	$24.5
Commercial mortgage-backed securities	—	0.3	—	—
Other debt obligations	—	—	—	6.8
Total fixed maturities, available-for-sale	—	0.3	—	31.3

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

	For the nine months ended September 30, 2021
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$167.6	$—	$—
Collateralized debt obligations	—	84.1	—	398.2
Other debt obligations	—	20.6	—	25.0
Total fixed maturities, available-for-sale	—	272.3	—	423.2

	For the nine months ended September 30, 2020
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$342.0	$—	$173.4
Commercial mortgage-backed securities	—	0.3	—	—
Collateralized debt obligations	—	—	—	314.6
Other debt obligations	—	46.1	—	68.9
Total fixed maturities, available-for-sale	—	388.4	—	556.9
Fixed maturities, trading	—	—	—	0.3

Derivatives
Net derivative assets (liabilities)	—	—	—	26.5

Assets transferred into Level 3 during the three and nine months ended September 30, 2021 and 2020, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations.

Assets transferred out of Level 3 during the three and nine months ended September 30, 2021 and 2020, primarily included those assets for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

	September 30, 2021
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of				Weighted
	fair value	technique(s)	input description	inputs				average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$746.9	Discounted cash flow	Discount rate (1)	0.7	% -	18.6%		7.0%
			Illiquidity premium	0	basis points (“bps”)-	70	bps	7	bps
			Potential loss severity			16.4%		16.4%
			Probability of default			100.0%		100.0%
Commercial mortgage-backed securities	2.7	Discounted cash flow	Discount rate (1)			3.9%		3.9%
Collateralized debt obligations	1.0	Discounted cash flow	Discount rate (1)			3.0%		3.0%
			Illiquidity premium			291	bps	291	bps
Other debt obligations	22.2	Discounted cash flow	Discount rate (1)	2.5	% -	10.0%		2.8%
			Illiquidity premium	225	bps-	500	bps	235	bps
Other investments	1.3	Market comparables - other investments	Revenue multiples (2)	6.8	x -	9.1	x	8.0	x
Separate account assets	1,268.0	Discounted cash flow - mortgage loans	Discount rate (1)			1.2%		1.2%
			Illiquidity premium			60	bps	60	bps
			Credit spread rate			109	bps	109	bps
		Discounted cash flow - real estate	Discount rate (1)	5.5	% -	11.9%		7.5%
			Terminal capitalization rate	4.5	% -	9.3%		5.9%
			Average market rent growth rate	1.5	% -	3.6%		2.8%
		Discounted cash flow - real estate debt	Loan to value	29.0	% -	60.2%		43.6%
			Market interest rate	2.3	% -	4.5%		2.8%

Liabilities
Investment and universal life contracts (6)	(355.3)	Discounted cash flow	Long duration interest rate	1.9	% -	2.1%	(3)	2.0%
			Long-term equity market volatility	17.9	% -	32.0%		22.1%
			Nonperformance risk	0.2	% -	1.0%		0.8%
			Utilization rate	See note (4)
			Lapse rate	0.0	% -	17.0%		5.1%
			Mortality rate	See note (5)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

	December 31, 2020
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of				Weighted
	fair value	technique(s)	input description	inputs				average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$286.1	Discounted cash flow	Discount rate (1)	0.9	% -	11.7%		7.3%
			Illiquidity premium	0	bps-	60	bps	19	bps
			Comparability adjustment	0	bps-	769	bps	359	bps
			Potential loss severity			54.6%		54.6%
			Probability of default			100.0%		100.0%
Commercial mortgage-backed securities	1.1	Discounted cash flow	Probability of default			100.0%		100.0%
			Potential loss severity			78.4%		78.4%
Collateralized debt obligations	0.7	Discounted cash flow	Potential loss severity			40.5%		40.5%
			Probability of default			100.0%		100.0%
Other debt obligations	0.8	Discounted cash flow	Discount rate (1)			10.0%		10.0%
			Illiquidity premium			500	bps	500	bps
Other investments	30.4	Discounted cash flow - other investments	Discount rate (1)	25.0	% -	30.0%		27.5%
			Terminal earnings before interest, taxes, depreciation and amortization multiple	3.8	x -	4.7	x	4.2	x
		Market comparables - other investments	Revenue multiples (2)	6.0	x -	8.0	x	7.0	x
		Discounted cash flow - real estate	Discount rate (1)			6.5%		6.5%
			Terminal capitalization rate			5.3%		5.3%
			Average market rent growth rate			2.6%		2.6%
		Discounted cash flow - real estate debt	Loan to value			52.6%		52.6%
			Credit spread			3.3%		3.3%
Separate account assets	8,893.2	Discounted cash flow - mortgage loans	Discount rate (1)			1.2%		1.2%
			Illiquidity premium			60	bps	60	bps
			Credit spread rate			110	bps	110	bps
		Discounted cash flow - real estate	Discount rate (1)	5.6	% -	11.9%		6.9%
			Terminal capitalization rate	4.5	% -	9.3%		5.7%
			Average market rent growth rate	1.5	% -	4.8%		3.0%
		Discounted cash flow - real estate debt	Loan to value	6.3	% -	74.2%		47.5%
			Market interest rate	2.0	% -	5.0%		3.4%

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
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
September 30, 2021
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No significant assets and liabilities were measured at fair value on a nonrecurring basis for the three and nine months ended September 30, 2021 and 2020.

Fair Value Option

We elected fair value accounting for certain real estate ventures that were subject to the equity method of accounting because the nature of the investments was to add value to the properties and generate income from the operations of the properties. Other equity method real estate investments were not fair valued because the investments mainly generated income from the operations of the underlying properties. The last equity method real estate investment for which the fair value option was elected was sold in the third quarter of 2021.

The following tables present information regarding the assets and liabilities for which the fair value option was elected.

	September 30, 2021	December 31, 2020

	(in millions)
Real estate ventures (1)
Fair value	$—	$28.5
(1)	Reported with other investments in the consolidated statements of financial position.

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

	(in millions)
Real estate ventures
Change in fair value pre-tax gain (1)	$(0.1)	$1.7	$12.6	$4.0
(1)	Reported in net investment income on the consolidated statements of operations.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	September 30, 2021
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3

	(in millions)
Assets (liabilities)
Mortgage loans	$19,426.0	$20,504.4	$—	$—	$20,504.4
Policy loans	762.1	961.7	—	—	961.7
Other investments	344.7	334.5	—	244.2	90.3
Cash and cash equivalents	1,358.5	1,358.5	1,334.4	24.1	—
Investment contracts	(36,067.9)	(36,717.2)	—	(7,500.2)	(29,217.0)
Short-term debt	(74.3)	(74.3)	—	(74.3)	—
Long-term debt	(4,279.7)	(4,827.7)	—	(4,788.3)	(39.4)
Separate account liabilities	(161,410.9)	(160,362.4)	—	—	(160,362.4)
Bank deposits (1)	(385.3)	(387.8)	—	(387.8)	—
Cash collateral payable	(176.9)	(176.9)	(176.9)	—	—

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
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

The U.S. Insurance Solutions segment focuses on solutions for small-to-medium sized businesses and their employees. The segment is organized into Specialty Benefits insurance, which provides group dental and vision insurance, individual and group disability insurance, critical illness, accident, group life insurance and non-medical fee-for-service claims administration; and Individual Life insurance, which provides universal life, variable universal life, indexed universal life and traditional life insurance.

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
September 30, 2021
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
September 30, 2021
(Unaudited)

The following tables summarize select financial information by segment, including operating revenues for our products and services, and reconcile segment totals to those reported in the consolidated financial statements:

	September 30, 2021	December 31, 2020

	(in millions)
Assets:
Retirement and Income Solutions	$216,039.3	$207,288.4
Principal Global Investors	2,358.4	2,294.3
Principal International	43,524.9	51,707.6
U.S. Insurance Solutions	32,702.7	31,438.9
Corporate	4,283.1	3,898.5
Total consolidated assets	$298,908.4	$296,627.7

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)
Operating revenues by segment:
Retirement and Income Solutions:
Retirement and Income Solutions – Fee	$580.9	$531.6	$1,723.9	$1,584.1
Retirement and Income Solutions – Spread	1,072.0	1,048.3	2,823.9	4,081.5
Total Retirement and Income Solutions (1)	1,652.9	1,579.9	4,547.8	5,665.6
Principal Global Investors (2)	465.2	382.8	1,334.1	1,126.5
Principal International	328.1	225.3	942.3	802.2
U.S. Insurance Solutions:
Specialty Benefits insurance	684.4	618.1	2,007.9	1,884.1
Individual Life insurance	505.7	503.3	1,539.1	1,448.8
Eliminations	—	—	(0.1)	(0.1)
Total U.S. Insurance Solutions	1,190.1	1,121.4	3,546.9	3,332.8
Corporate	(14.3)	(17.0)	(21.8)	(24.0)
Total segment operating revenues	3,622.0	3,292.4	10,349.3	10,903.1
Net realized capital gains (losses), net of related revenue adjustments	(188.2)	31.6	(157.0)	105.4
Adjustments related to equity method investments	(10.1)	(13.3)	(20.7)	(31.9)
Total revenues per consolidated statements of operations	$3,423.7	$3,310.7	$10,171.6	$10,976.6

Pre-tax operating earnings (losses) by segment:
Retirement and Income Solutions	$243.2	$281.1	$811.4	$700.1
Principal Global Investors	190.1	140.9	515.6	361.0
Principal International	81.0	58.7	203.8	184.0
U.S. Insurance Solutions	151.6	(134.1)	373.4	150.4
Corporate	(97.1)	(69.7)	(273.6)	(244.8)
Total segment pre-tax operating earnings	568.8	276.9	1,630.6	1,150.7
Pre-tax net realized capital gains (losses), as adjusted (3)	(133.5)	9.9	(141.7)	(41.1)
Adjustments related to equity method investments and noncontrolling interest	(7.2)	(11.7)	(14.3)	(7.7)
Income before income taxes per consolidated statements of operations	$428.1	$275.1	$1,474.6	$1,101.9
(1)	Reflects inter-segment revenues of $106.0 million and $87.5 million for the three months ended September 30, 2021 and 2020, respectively, $307.7 million and $249.1 million for the nine months ended September 30, 2021 and 2020, respectively.
(2)	Reflects inter-segment revenues of $79.7 million and $65.6 million for the three months ended September 30, 2021 and 2020, respectively, $223.9 million and $200.7 million for the nine months ended September 30, 2021 and 2020, respectively.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

(3)	Pre-tax net realized capital gains (losses), as adjusted, is derived as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)
Net realized capital gains (losses):
Net realized capital gains (losses)	$(152.0)	$65.5	$(41.7)	$169.5
Derivative and hedging-related revenue adjustments	(30.6)	(37.0)	(108.4)	(85.7)
Market value adjustments to fee revenues	(0.2)	—	(0.6)	—
Adjustments related to equity method investments	(10.8)	0.2	(18.3)	(4.9)
Adjustments related to sponsored investment funds	5.8	5.1	15.9	12.5
Recognition of front-end fee revenue	(0.4)	(2.2)	(3.9)	14.0
Net realized capital gains (losses), net of related revenue adjustments	(188.2)	31.6	(157.0)	105.4
Amortization of deferred acquisition costs and other actuarial balances	9.9	62.1	22.8	(67.7)
Capital gains distributed	(33.0)	(43.7)	(86.3)	(15.7)
Market value adjustments of embedded derivatives	77.8	(40.1)	78.8	(63.1)
Pre-tax net realized capital gains (losses), as adjusted (a)	$(133.5)	$9.9	$(141.7)	$(41.1)
(a)	As adjusted before noncontrolling interest capital gains (losses).

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)
Revenue from contracts with customers by segment:
Retirement and Income Solutions:
Retirement and Income Solutions – Fee	$144.2	$133.4	$433.8	$441.0
Retirement and Income Solutions – Spread	2.4	2.1	7.2	6.2
Total Retirement and Income Solutions	146.6	135.5	441.0	447.2
Principal Global Investors	453.5	377.0	1,303.6	1,108.1
Principal International	125.1	111.1	373.5	322.2
U.S. Insurance Solutions:
Specialty Benefits insurance	3.9	3.9	11.4	11.2
Individual Life insurance	15.8	12.0	44.5	35.8
Eliminations	—	—	(0.1)	(0.1)
Total U.S. Insurance Solutions	19.7	15.9	55.8	46.9
Corporate	51.6	42.4	155.9	111.2
Total segment revenue from contracts with customers	796.5	681.9	2,329.8	2,035.6
Adjustments for fees and other revenues not within the scope of revenue recognition guidance (1)	455.9	463.3	1,385.7	1,283.0
Pre-tax other adjustments (2)	(0.6)	(2.2)	(4.5)	14.0
Total fees and other revenues per consolidated statements of operations	$1,251.8	$1,143.0	$3,711.0	$3,332.6
(1)	Fees and other revenues not within the scope of the revenue recognition guidance primarily represent revenue on contracts accounted for under the financial instruments or insurance contracts standards.
(2)	Pre-tax other adjustments relate to the recognition of deferred front-end fee revenues for sales charges on retirement and life insurance products and certain market value adjustments to fee revenues.

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
September 30, 2021
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

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)
Administrative service fee revenue	$144.2	$132.8	$431.4	$439.7
Other fee revenue	—	0.6	2.4	1.3
Total revenues from contracts with customers	144.2	133.4	433.8	441.0
Fees and other revenues not within the scope of revenue recognition guidance	324.1	293.5	964.3	829.1
Total fees and other revenues	468.3	426.9	1,398.1	1,270.1
Premiums and other considerations	—	0.7	0.5	3.4
Net investment income	112.6	104.0	325.3	310.6
Total operating revenues	$580.9	$531.6	$1,723.9	$1,584.1

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

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)
Deposit account fee revenue	$2.2	$2.1	$6.7	$6.2
Commission income	0.2	—	0.5	—
Total revenues from contracts with customers	2.4	2.1	7.2	6.2
Fees and other revenues not within the scope of revenue recognition guidance	2.1	1.9	6.8	7.8
Total fees and other revenues	4.5	4.0	14.0	14.0
Premiums and other considerations	482.1	517.1	1,111.9	2,497.7
Net investment income	585.4	527.2	1,698.0	1,569.8
Total operating revenues	$1,072.0	$1,048.3	$2,823.9	$4,081.5

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
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

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)
Management fee revenue	$389.9	$330.2	$1,119.9	$954.7
Other fee revenue	63.6	46.8	183.7	153.4
Total revenues from contracts with customers	453.5	377.0	1,303.6	1,108.1
Fees and other revenues not within the scope of revenue recognition guidance	11.0	4.8	27.1	14.2
Total fees and other revenues	464.5	381.8	1,330.7	1,122.3
Net investment income	0.7	1.0	3.4	4.2
Total operating revenues	$465.2	$382.8	$1,334.1	$1,126.5

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)
Management fee revenue	$123.0	$110.1	$367.8	$319.3
Other fee revenue	2.1	1.0	5.7	2.9
Total revenues from contracts with customers	125.1	111.1	373.5	322.2
Fees and other revenues not within the scope of revenue recognition guidance	1.0	1.4	3.1	4.2
Total fees and other revenues	126.1	112.5	376.6	326.4
Premiums and other considerations	36.6	16.6	105.8	130.2
Net investment income	165.4	96.2	459.9	345.6
Total operating revenues	$328.1	$225.3	$942.3	$802.2

Revenues from contracts with customers by region:
Latin America	$91.5	$80.7	$273.3	$236.5
Asia	33.5	30.5	99.3	85.8
Principal International corporate / regional offices	0.5	0.2	2.0	0.7
Eliminations	(0.4)	(0.3)	(1.1)	(0.8)
Total revenues from contracts with customers	$125.1	$111.1	$373.5	$322.2

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

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)
Specialty Benefits insurance:
Administrative service fees	$3.9	$3.9	$11.4	$11.2
Total revenues from contracts with customers	3.9	3.9	11.4	11.2
Fees and other revenues not within the scope of revenue recognition guidance	5.4	4.9	14.9	14.4
Total fees and other revenues	9.3	8.8	26.3	25.6
Premiums and other considerations	629.6	570.9	1,851.7	1,741.8
Net investment income	45.5	38.4	129.9	116.7
Total operating revenues	$684.4	$618.1	$2,007.9	$1,884.1

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)
Individual Life insurance:
Administrative service fees	$6.8	$5.4	$19.3	$16.1
Commission income	9.0	6.6	25.2	19.7
Total revenues from contracts with customers	15.8	12.0	44.5	35.8
Fees and other revenues not within the scope of revenue recognition guidance	204.1	232.6	635.8	634.4
Total fees and other revenues	219.9	244.6	680.3	670.2
Premiums and other considerations	82.2	79.0	265.4	255.3
Net investment income	203.6	179.7	593.4	523.3
Total operating revenues	$505.7	$503.3	$1,539.1	$1,448.8

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

The Corporate segment also includes inter-segment eliminations of fees and other revenues. The types of revenues from contracts with customers were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions)
Commission income	$99.8	$78.0	$287.5	$231.0
Other fee revenue	17.3	13.6	51.0	38.3
Eliminations	(65.5)	(49.2)	(182.6)	(158.1)
Total revenues from contracts with customers	51.6	42.4	155.9	111.2
Fees and other revenues not within the scope of revenue recognition guidance	(91.8)	(75.8)	(266.3)	(221.1)
Total fees and other revenues	(40.2)	(33.4)	(110.4)	(109.9)
Net investment income	25.9	16.4	88.6	85.9
Total operating revenues	$(14.3)	$(17.0)	$(21.8)	$(24.0)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

Contract Costs

Sales compensation and other incremental costs of obtaining a contract are capitalized and amortized over the period of contract benefit if the costs are expected to be recovered. The contract cost asset, which is included in other assets on the consolidated statements of financial position, was $187.2 million and $173.0 million as of September 30, 2021 and December 31, 2020, respectively.

We apply the practical expedient for certain costs where we recognize the incremental costs of obtaining these contracts as an expense when incurred if the amortization period of the assets is one year or less. These costs, along with costs that are not deferrable, are included in operating expenses on the consolidated statements of operations.

Deferred contract costs consist primarily of commissions and variable compensation. We amortize capitalized contract costs on a straight-line basis over the expected contract life, reflecting lapses as they are incurred. Deferred contract costs are subject to impairment testing on an annual basis, or when a triggering event occurs that could warrant an impairment. To the extent future revenues less future maintenance expenses are not adequate to cover the asset balance, an impairment is recognized. Amortization expense of $8.0 million and $5.6 million for the three months ended September 30, 2021 and 2020 and $24.1 million and $17.6 million for the nine months ended September 30, 2021 and 2020, respectively, was recorded in operating expenses on the consolidated statements of operations and no impairment loss was recognized in relation to the costs capitalized.

13. Stock-Based Compensation Plans

As of September 30, 2021, we had the 2021 Stock Incentive Plan, the 2020 Directors Stock Plan, the 2014 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan and the Directors Stock Plan (“Stock-Based Compensation Plans”). No new grants will be made under the 2020 Directors Stock Plan, the 2014 Stock Incentive Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan or the Directors Stock Plan. Under the terms of the 2021 Stock Incentive Plan grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. To date, we have not granted any incentive stock options, restricted stock or performance units under any plans.

As of September 30, 2021, the maximum number of new shares of common stock available for grant under the 2021 Stock Incentive Plan was 24.4 million.

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against net income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the nine months ended September 30,
	2021	2020

	(in millions)
Compensation cost	$74.1	$67.0
Related income tax benefit	15.3	13.1
Capitalized as part of an asset	1.1	1.2

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the 2014 Stock Incentive Plan. Total options granted were 0.9 million for the nine months ended September 30, 2021. The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during the period:

For the nine months ended
September 30, 2021
Expected volatility	34.2%
Expected term (in years)	7.0
Risk-free interest rate	1.2%
Expected dividend yield	3.82%
Weighted average estimated fair value per common share	$15.67

As of September 30, 2021, we had $5.8 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.5 years.

Performance Share Awards

Performance share awards were granted to certain employees under the 2014 Stock Incentive Plan. Total performance share awards granted were 0.3 million for the nine months ended September 30, 2021. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results to be determined at the end of the performance period. The actual number of common shares to be awarded at the end of each performance period will range between 0% and 150% of the initial target awards. The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these performance share awards granted was $58.68 per common share.

As of September 30, 2021, we had $8.7 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.5 years.

Restricted Stock Units

Restricted stock units were issued to certain employees pursuant to the 2021 Stock Incentive Plan and the 2014 Stock Incentive Plan and were issued to non-employee directors pursuant to the 2021 Stock Incentive Plan and the 2020 Directors Stock Plan. Total restricted stock units granted were 1.1 million for the nine months ended September 30, 2021. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $59.11 per common share.

As of September 30, 2021, we had $63.9 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted. The cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 0.8 million shares for the nine months ended September 30, 2021. The weighted average fair value of the discount on the stock purchased was $15.47 per share.

As of September 30, 2021, a total of 4.2 million of new shares were available to be made issuable by us for this plan.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements — (continued)
September 30, 2021
(Unaudited)

14. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in millions, except per share data)
Net income	$364.3	$235.9	$1,252.2	$937.0
Subtract:
Net income attributable to noncontrolling interest	4.4	(0.1)	13.4	13.8
Total	$359.9	$236.0	$1,238.8	$923.2
Weighted-average shares outstanding:
Basic	268.0	274.8	270.7	274.7
Dilutive effects:
Stock options	1.3	0.4	1.2	0.3
Restricted stock units	2.2	1.5	2.0	1.3
Performance share awards	0.4	0.1	0.5	0.1
Diluted	271.9	276.8	274.4	276.4
Net income per common share:
Basic	$1.34	$0.86	$4.58	$3.36
Diluted	$1.32	$0.85	$4.51	$3.34

The calculation of diluted earnings per share for the three and nine months ended September 30, 2021 and 2020, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of September 30, 2021, compared with December 31, 2020, and our consolidated results of operations for the three and nine months ended September 30, 2021 and 2020, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2020, filed with the SEC and the unaudited condensed consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

The Strategic Review, initiated in February 2021, was led by the Finance Committee of the Board, which is comprised entirely of independent directors. Key results of the Strategic Review include (1) discontinuing sales of U.S. retail fixed annuities and consumer life insurance products; (2) investing and expanding in growth areas for fee-based businesses: retirement in the U.S. and emerging markets, global asset management and U.S. specialty benefits and protection in the small-to-medium-sized business market and (3) strengthening our capital management strategy, which includes additional share repurchases. For share repurchase information, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 9, Stockholders’ Equity.”

As of September 30, 2021, we discontinued sales of U.S. retail fixed annuities and consumer life insurance products, as outlined in the Strategic Review. We continue to evaluate strategic alternatives for our universal life insurance products with lifetime secondary guarantee provisions along with our U.S. retail fixed annuities business. Therefore, the future impact of the Strategic Review on our consolidated financial statements has not been fully assessed.

Transactions Affecting Comparability of Results of Operations

Actuarial Assumption Updates

We periodically review and update actuarial assumptions that are inputs to the models for DAC and other actuarial balances and make model refinements as necessary. During the third quarter of 2021, assumption updates and model refinements were made resulting in an unlocking of DAC and other actuarial balances that decreased consolidated net income attributable to Principal Financial Group, Inc. by $14.2 million for the three months ended September 30, 2021. During the third quarter of 2020, assumption updates and model refinements were made resulting in an unlocking of DAC and other actuarial balances that decreased consolidated net income attributable to Principal Financial Group, Inc. by $118.2 million for the three months ended September 30, 2020.

The following table presents the increase (decrease) to pre-tax operating earnings for each segment.

	For the three months ended
	September 30,
	2021	2020

	(in millions)
Retirement and Income Solutions	$(67.3)	$70.1
Principal International	—	2.7
U.S. Insurance Solutions	34.6	(215.1)

The Individual Life insurance business actuarial assumption updates and model refinements affected several line items within our income statement. The following table presents the increase (decrease) to the Individual Life insurance income statement line items.

	For the three months ended
	September 30,
	2021	2020

	(in millions)
Pre-tax operating earnings	$32.1	$(215.1)
Fees and other revenues	(10.0)	22.4
Benefits, claims and settlement expenses	(13.0)	154.1
Dividends to policyholders	—	1.1
Operating expenses	(29.1)	82.3

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items. The most significant impact occurs within our Principal International segment where pre-tax operating earnings were positively impacted $3.7 million and $13.4 million for the three and nine months ended September 30, 2021, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. This impact was calculated by comparing (a) the difference between current year results and prior year results to (b) the difference between current year results and prior year results translated using current year exchange rates for both periods. We use this approach to calculate the impact of exchange rates on all revenue and expense line items. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

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

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2021	2020	(decrease)	2021	2020	(decrease)

	(in millions)
Revenues:
Premiums and other considerations	$1,230.5	$1,184.3	$46.2	$3,335.3	$4,628.4	$(1,293.1)
Fees and other revenues	1,251.8	1,143.0	108.8	3,711.0	3,332.6	378.4
Net investment income	1,093.4	917.9	175.5	3,167.0	2,846.1	320.9
Net realized capital gains (losses)	(152.0)	65.5	(217.5)	(41.7)	169.5	(211.2)
Total revenues	3,423.7	3,310.7	113.0	10,171.6	10,976.6	(805.0)
Expenses:
Benefits, claims and settlement expenses	1,770.9	1,839.8	(68.9)	4,958.4	6,299.8	(1,341.4)
Dividends to policyholders	28.2	29.9	(1.7)	75.3	90.2	(14.9)
Operating expenses	1,196.5	1,165.9	30.6	3,663.3	3,484.7	178.6
Total expenses	2,995.6	3,035.6	(40.0)	8,697.0	9,874.7	(1,177.7)
Income before income taxes	428.1	275.1	153.0	1,474.6	1,101.9	372.7
Income taxes	63.8	39.2	24.6	222.4	164.9	57.5
Net income	364.3	235.9	128.4	1,252.2	937.0	315.2
Net income (loss) attributable to noncontrolling interest	4.4	(0.1)	4.5	13.4	13.8	(0.4)
Net income attributable to Principal Financial Group, Inc.	$359.9	$236.0	$123.9	$1,238.8	$923.2	$315.6

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Net Income Attributable to Principal Financial Group, Inc.

Net income attributable to Principal Financial Group, Inc. increased primarily due to a less unfavorable impact of actuarial assumption updates and model refinements in 2021 compared to 2020.

Total Revenues

Premiums increased for the U.S. Insurance Solutions segment $37.7 million due to growth in our Specialty Benefits insurance business and $21.5 million from dental premium credits associated with COVID-19 that lowered premiums in 2020. Premiums increased $20.0 million for the Principal International segment primarily due to higher single premium annuity sales in Chile. Partially offsetting these increases was a $35.7 million decrease in premiums for the Retirement and Income Solutions segment primarily due to lower sales of single premium group and individual annuities with life contingencies. The single premium group annuity product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore premiums tend to vary from period to period.

Fees and other revenues increased for the Principal Global Investors segment primarily due to $59.7 million higher management fee revenue as a result of increased average AUM and an $11.1 million increase in performance fee revenue primarily in our real estate business. Fees and other revenues increased $41.7 million for the Retirement and Income Solutions segment primarily related to higher fees stemming from an increase in mean account values, which resulted from continued growth in the equity markets.

For net investment income and net realized capital gains (losses) variance information, see “Investments — Investment Results” under the captions “Net Investment Income” and “Net Realized Capital Gains (Losses),” respectively.

Total Expenses

Benefits, claims and settlement expenses decreased for the U.S. Insurance Solutions segment primarily due to a $169.6 million impact associated with actuarial assumption updates and model refinements, which were favorable in 2021 compared to unfavorable in 2020. This decrease was partially offset by $31.4 million due to growth in the business and $14.9 million in higher non-COVID-19 claims. Benefits, claims and settlement expenses decreased $43.3 million for the Retirement and Income Solutions segment primarily due to a lower increase in reserves, stemming from lower sales of single premium group and individual annuities with life contingencies. Benefits, claims and settlement expenses increased for the Principal International segment primarily due to $49.5 million higher inflation-based interest crediting rates to customers and a $19.8 million increase in reserves from higher single premium annuity sales in Chile.

Operating expenses increased for the Retirement and Income Solutions segment primarily due to a $39.8 million increase in DAC amortization due to less favorable financial markets in the third quarter of 2021 compared to the third quarter of 2020 and a $24.3 million increase in variable compensation expense. Operating expenses increased for the Principal Global Investors segment primarily due to a $14.8 million increase in variable compensation expense, a $7.0 million increase in variable expenses related to increased AUM and a $6.1 million increase in non-variable staff costs. Operating expenses increased $12.3 million for the Corporate segment primarily related to interest income on tax settlements recorded in 2020. Operating expenses decreased $91.6 million for the U.S. Insurance Solutions segment primarily due to the impact associated with actuarial assumption updates and model refinements in the Individual Life insurance business, which were favorable in 2021 compared to unfavorable in 2020.

Income Taxes

The effective income tax rates were 15% and 14% for the three months ended September 30, 2021 and 2020, respectively. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 6, Income Taxes” for a reconciliation between the U.S. corporate income tax rate and the effective income tax rate.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Net Income Attributable to Principal Financial Group, Inc.

Net income attributable to Principal Financial Group, Inc. increased primarily due to a $208.9 million after-tax increase in variable investment income and a $104.0 million less unfavorable impact of actuarial assumption updates and model refinements in 2021 compared to 2020.

Total Revenues

Premiums decreased $1,388.7 million for the Retirement and Income Solutions segment primarily due to lower sales of single premium group and individual annuities with life contingencies.

Fees and other revenues increased for the Principal Global Investors segment primarily due to $165.2 million higher management fee revenue as a result of increased average AUM and a $19.5 million increase in performance fee revenue primarily in our real estate business. Fees and other revenues increased $127.4 million for the Retirement and Income Solutions segment primarily due to higher fees stemming from an increase in mean account values, which resulted from continued growth in the equity markets. Fees and other revenues increased for the Principal International segment primarily due to $19.9 million foreign currency tailwinds in Latin America, $13.5 million in Asia primarily due to continued growth in the business and $8.1 million in Chile primarily due to an increase in deposits for which we collect fees.

For net investment income and net realized capital gains (losses) variance information, see “Investments — Investment Results” under the captions “Net Investment Income” and “Net Realized Capital Gains (Losses),” respectively.

Total Expenses

Benefits, claims and settlement expenses decreased $1,484.8 million for the Retirement and Income Solutions segment primarily due to a lower increase in reserves, stemming from lower sales of single premium group and individual annuities with life contingencies.

Operating expenses increased for the Retirement and Income Solutions segment primarily due to a $34.5 million increase due to variable compensation expense, a $29.9 million impact from growth in the business and a $20.3 million increase in expenses associated with the integration of the Acquired Business. Operating expenses increased for the Corporate segment primarily due to a $41.0 million increase in amounts credited to employee accounts in a nonqualified defined contribution pension plan, a $16.7 million increase in compensation costs largely due to an increase in incentive compensation and $14.1 million related to interest income on tax settlements recorded in 2020. Operating expenses increased for the Principal Global Investors segment primarily due to a $20.1 million increase in variable compensation expense, a $17.2 million increase in variable expenses related to increased AUM and a $9.2 million increase in non-variable staff costs. Partially offsetting these increases was a $112.4 million decrease in the U.S. Insurance Solutions segment primarily due to the impact associated with actuarial assumption updates and model refinements, which were favorable in 2021 compared to unfavorable in 2020.

Income Taxes

The effective income tax rate was 15% for both the nine months ended September 30, 2021 and 2020. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 6, Income Taxes” for a reconciliation between the U.S. corporate income tax rate and the effective income tax rate.

Results of Operations by Segment

For results of operations by segment see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 11, Segment Information.”

Retirement and Income Solutions Segment

Retirement and Income Solutions Segment Summary Financial Data

Net revenue is a key metric used to understand Retirement and Income Solutions earnings growth. Net revenue is defined as operating revenues less benefits, claims and settlement expenses less dividends to policyholders. Net revenue from Retirement and Income Solutions – Fee is primarily fee based and is also impacted by changes in the equity markets and interest rates. Net revenue from Retirement and Income Solutions – Spread is primarily driven by the difference between investment income earned on the underlying general account assets and the interest rate credited to the contracts.

The following table presents the Retirement and Income Solutions net revenue for the periods indicated:

	For the three months ended			For the nine months ended
	September 30,			September 30,
			Increase			Increase
	2021	2020	(decrease)	2021	2020	(decrease)

	(in millions)
Retirement and Income Solutions – Fee	$448.2	$530.2	$(82.0)	$1,486.8	$1,481.2	$5.6
Retirement and Income Solutions – Spread	240.5	166.4	74.1	678.5	466.8	211.7
Total Retirement and Income Solutions	$688.7	$696.6	$(7.9)	$2,165.3	$1,948.0	$217.3

The following table presents certain summary financial data relating to the Retirement and Income Solutions segment for the periods indicated:

	For the three months ended			For the nine months ended
	September 30,			September 30,
			Increase			Increase
	2021	2020	(decrease)	2021	2020	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$482.1	$517.8	$(35.7)	$1,112.4	$2,501.1	$(1,388.7)
Fees and other revenues	472.8	430.9	41.9	1,412.1	1,284.1	128.0
Net investment income	698.0	631.2	66.8	2,023.3	1,880.4	142.9
Total operating revenues	1,652.9	1,579.9	73.0	4,547.8	5,665.6	(1,117.8)
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	964.2	883.3	80.9	2,382.5	3,717.6	(1,335.1)
Operating expenses	445.5	415.5	30.0	1,353.9	1,247.9	106.0
Total expenses	1,409.7	1,298.8	110.9	3,736.4	4,965.5	(1,229.1)
Pre-tax operating earnings	$243.2	$281.1	$(37.9)	$811.4	$700.1	$111.3

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased in our Fee business primarily due to a $104.1 million impact associated with actuarial assumption updates and model refinements, which were unfavorable in 2021 versus favorable in 2020. Pre-tax operating earnings increased in our Spread business primarily due to a $74.7 million increase in variable investment income partially offset by a $33.3 million favorable impact associated with actuarial assumption updates and model refinements in 2020.

Net Revenue

Net revenue decreased in our Fee business primarily due to a $131.2 million impact associated with actuarial assumption updates and model refinements, which were unfavorable in 2021 versus favorable in 2020 partially offset by a $41.4 million increase related to higher fees stemming from an increase in mean account values, which resulted from continued growth in the equity markets. Net revenue increased in our Spread business primarily due to a $74.7 million increase in variable investment income.

Operating Expenses

Operating expenses increased in our Fee business primarily due to a $15.3 million impact from growth in the business and a $13.5 million increase due to variable compensation expense. These increases were partially offset by a $27.1 million impact associated with actuarial assumption updates and model refinements, which were favorable in 2021 versus unfavorable in 2020. Operating expenses increased in our Spread business primarily due to a $24.4 million favorable impact associated with actuarial assumption updates and model refinements in 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased in our Fee business primarily due to a $104.1 million impact associated with actuarial assumption updates and model refinements, which were unfavorable in 2021 versus favorable in 2020, and an $84.7 million increase in operating expenses, which is described below. The decrease in our Fee business pre-tax operating earnings was partially offset by a $128.0 million increase related to higher fees stemming from an increase in mean account values, which resulted from continued growth in the equity markets. Pre-tax operating earnings increased in our Spread business primarily due to a $165.8 million increase in variable investment income.

Net Revenue

Net revenue increased in our Fee business primarily due to a $128.0 million increase related to higher fees stemming from an increase in mean account values, which resulted from continued growth in the equity markets, and a $9.5 million increase in variable investment income. These increases were largely offset by a $131.2 million impact associated with actuarial assumption updates and model refinements, which were unfavorable in 2021 versus favorable in 2020. Net revenue increased in our Spread business primarily due to a $165.8 million increase in variable investment income and a $49.4 million increase primarily due to COVID-19 related reserve gains.

Operating Expenses

Operating expenses increased in our Fee business due to a $34.5 million increase due to variable compensation expense, a $29.9 million impact from growth in the business and a $20.3 million increase in expenses associated with the integration of the Acquired Business. These increases were partially offset by a $27.1 million impact associated with actuarial assumption updates and model refinements, which were favorable in 2021 versus unfavorable in 2020. Operating expenses increased in our Spread business primarily due to a $24.4 million favorable impact associated with actuarial assumption updates and model refinements in 2020.

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

The following table presents the AUM rollforward for assets managed by Principal Global Investors for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

	(in billions)
AUM, beginning of period	$532.3	$450.1	$502.1	$458.6
Net cash flow	2.2	(0.4)	3.3	2.4
Investment performance	2.1	19.3	31.9	9.6
Operations disposed (1)	—	(0.8)	—	(0.9)
Other	(1.2)	0.2	(1.9)	(1.3)
AUM, end of period	$535.4	$468.4	$535.4	$468.4
(1)

During the third quarter of 2020, we made the decision to close our large cap strategy managed by Columbus Circle Investors and we returned the balance of the credit fund managed by the Finisterre emerging market debt team, which announced the fund’s closure in the second quarter of 2020.

The following table presents certain summary financial data relating to the Principal Global Investors segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2021	2020	(decrease)	2021	2020	(decrease)

	(in millions)
Operating revenues:
Fees and other revenues	$464.5	$381.8	$82.7	$1,330.7	$1,122.3	$208.4
Net investment income	0.7	1.0	(0.3)	3.4	4.2	(0.8)
Total operating revenues	465.2	382.8	82.4	1,334.1	1,126.5	207.6
Expenses:
Total expenses	273.3	240.4	32.9	813.7	760.9	52.8

Pre-tax operating earnings attributable to noncontrolling interest	1.8	1.5	0.3	4.8	4.6	0.2
Pre-tax operating earnings	$190.1	$140.9	$49.2	$515.6	$361.0	$154.6

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Pre-Tax Operating Earnings

Pre-tax operating earnings increased primarily due to $59.7 million higher management fee revenue as a result of increased average AUM and an $11.1 million increase in performance fee revenue primarily in our real estate business. This was partially offset by a $14.8 million increase in variable compensation expense.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Pre-Tax Operating Earnings

Pre-tax operating earnings increased primarily due to $165.2 million higher management fee revenue as a result of increased average AUM and a $19.5 million increase in performance fee revenue primarily in our real estate business. This was partially offset by a $20.1 million increase in variable compensation expense.

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

The following table presents the Principal International segment AUM rollforward for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

	(in billions)
AUM, beginning of period	$167.1	$143.5	$165.2	$169.7
Net cash flow	0.4	1.8	1.8	3.0
Investment performance	(0.6)	1.7	1.8	2.5
Effect of exchange rates	(10.8)	1.4	(10.7)	(26.1)
Other	(0.3)	(1.4)	(2.3)	(2.1)
AUM, end of period	$155.8	$147.0	$155.8	$147.0

Net revenue is a key metric used to understand the earnings growth for the Principal International segment. The following table presents the net revenue of the Principal International segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2021	2020	(decrease)	2021	2020	(decrease)

	(in millions)
Net revenue	$196.3	$165.4	$30.9	$548.6	$491.8	$56.8

The following table presents certain summary financial data relating to the Principal International segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2021	2020	(decrease)	2021	2020	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$36.6	$16.6	$20.0	$105.8	$130.2	$(24.4)
Fees and other revenues	126.1	112.5	13.6	376.6	326.4	50.2
Net investment income	165.4	96.2	69.2	459.9	345.6	114.3
Total operating revenues	328.1	225.3	102.8	942.3	802.2	140.1
Expenses:
Benefits, claims and settlement expenses	131.8	59.9	71.9	393.7	310.4	83.3
Operating expenses	114.7	106.2	8.5	342.5	306.1	36.4
Total expenses	246.5	166.1	80.4	736.2	616.5	119.7

Pre-tax operating earnings attributable to noncontrolling interest	0.6	0.5	0.1	2.3	1.7	0.6
Pre-tax operating earnings	$81.0	$58.7	$22.3	$203.8	$184.0	$19.8

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Pre-Tax Operating Earnings

Pre-tax operating earnings increased in Latin America primarily due to $23.9 million favorable variable investment income in Chile.

Net Revenue

Net revenue increased in Latin America primarily due to $23.9 million favorable variable investment income in Chile and $5.3 million foreign currency tailwinds.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Pre-Tax Operating Earnings

Pre-tax operating earnings increased in Latin America primarily due to $9.8 million foreign currency tailwinds. Pre-tax operating earnings increased $8.2 million in Asia primarily due to continued growth in the business.

Net Revenue

Net revenue increased in Latin America primarily due to $25.1 million foreign currency tailwinds and $8.7 million higher inflation-based investment returns on average invested assets and cash. Net revenue increased $15.3 million in Asia primarily due to continued growth in the business.

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

The following table presents the U.S. Insurance Solutions segment premium and fees for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2021	2020	(decrease)	2021	2020	(decrease)

	(in millions)
Premium and fees:
Specialty Benefits insurance	$638.9	$579.7	$59.2	$1,878.0	$1,767.4	$110.6
Individual Life insurance	302.1	323.6	(21.5)	945.7	925.5	20.2

The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2021	2020	(decrease)	2021	2020	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$711.8	$649.9	$61.9	$2,117.1	$1,997.1	$120.0
Fees and other revenues (1)	229.2	253.4	(24.2)	706.5	695.7	10.8
Net investment income	249.1	218.1	31.0	723.3	640.0	83.3
Total operating revenues	1,190.1	1,121.4	68.7	3,546.9	3,332.8	214.1
Expenses:
Benefits, claims and settlement expenses (1)	744.0	864.8	(120.8)	2,247.7	2,168.9	78.8
Dividends to policyholders (1)	28.2	29.7	(1.5)	75.1	90.0	(14.9)
Operating expenses (1)	266.3	361.0	(94.7)	850.7	923.5	(72.8)
Total expenses	1,038.5	1,255.5	(217.0)	3,173.5	3,182.4	(8.9)

Pre-tax operating earnings (losses) (1)	$151.6	$(134.1)	$285.7	$373.4	$150.4	$223.0
(1)	For further details related to the impact associated with actuarial assumption updates and model refinements for the three months ended September 30, 2021 and 2020, see “Transactions Affecting Comparability of Results of Operations — Actuarial Assumption Updates.”

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Pre-Tax Operating Earnings (Losses)

Pre-tax operating earnings in our Specialty Benefits insurance business increased $21.0 million from less unfavorable COVID-19 impacts in 2021 compared to 2020, $5.8 million in higher variable investment income and $5.6 million due to lower non-COVID-19 claims. Pre-tax operating earnings in our Individual Life insurance business increased $247.2 million due to the impact associated with actuarial assumption updates and model refinements, which were favorable in 2021 compared to unfavorable in 2020.

Operating Revenues

Premium and fees increased in our Specialty Benefits Insurance business due to $37.7 million from growth in the business and $21.5 million in dental premium credits associated with COVID-19 that lowered premium and fees in 2020. Premium and fees decreased in our Individual Life insurance business primarily due to a $32.4 million impact associated with actuarial assumption updates and model refinements, which were unfavorable in 2021 compared to favorable in 2020, partially offset by a $10.9 million increase from growth in the business.

Net investment income increased primarily from higher variable investment income.

Total Expenses

Benefits, claims and settlement expenses in our Specialty Benefits insurance business increased $23.6 million due to growth in the business partially offset by $5.6 million in lower claims. Benefits, claims and settlement expenses decreased in our Individual Life insurance business primarily due to a $167.1 million impact associated with actuarial assumption updates and model refinements, which were favorable in 2021 compared to unfavorable in 2020, partially offset by $20.5 million in higher non-COVID-19 claims and $11.0 million in higher COVID-19 claims.

Operating expenses decreased primarily due to the impact associated with actuarial assumption updates and model refinements in our Individual Life insurance business, which were favorable in 2021 compared to unfavorable in 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased in our Specialty Benefits insurance business due to a $101.6 million impact related to COVID-19, which was unfavorable in 2021 compared to favorable in 2020, primarily due to temporary dental and vision office closures in 2020. This decrease was partially offset by $25.6 million in lower non-COVID-19 claims and $10.3 million in growth of the business. Pre-tax operating earnings in our Individual Life insurance business increased $279.4 million primarily due to the impact associated with actuarial assumption updates and model refinements, which were favorable in 2021 compared to unfavorable in 2020.

Operating Revenues

Premiums and fees increased primarily due to growth in the business.

Net investment income increased $54.0 million from higher variable investment income and $15.3 million from growth in average invested assets.

Total Expenses

Benefits claims and settlement expenses in our Specialty Benefits insurance business increased $130.3 million from unfavorable COVID-19 impacts in 2021 compared to favorable in 2020 primarily associated with lower claims due to temporary dental and vision office closures in 2020. Benefits, claims and settlement expenses decreased in our Individual Life insurance business $170.1 million due to the impact associated with actuarial assumption updates and model refinements, which were favorable in 2021 compared to unfavorable in 2020. This decrease was partially offset by $35.8 million in more unfavorable COVID-19 related impacts in 2021 compared to 2020, $33.8 million due to growth in the business and $12.8 million in higher non-COVID-19 claims.

Dividends to policyholders in our Individual Life insurance business decreased $8.4 million due to the normal decline in the Closed Block business and $6.4 million due to a decrease in the policyholder dividend obligation resulting from higher claims.

Operating expenses in our Specialty Benefits business increased $25.9 million primarily due to growth in business. Operating expenses in our Individual Life insurance business decreased $98.7 million primarily due to the impact associated with actuarial assumption updates and model refinements, which were favorable in 2021 compared to unfavorable in 2020.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2021	2020	(decrease)	2021	2020	(decrease)

	(in millions)
Operating revenues:
Total operating revenues	$(14.3)	$(17.0)	$2.7	$(21.8)	$(24.0)	$2.2
Expenses:
Total expenses	82.3	53.1	29.2	252.5	202.9	49.6

Pre-tax operating earnings (losses) attributable to noncontrolling interest	0.5	(0.4)	0.9	(0.7)	17.9	(18.6)
Pre-tax operating losses	$(97.1)	$(69.7)	$(27.4)	$(273.6)	$(244.8)	$(28.8)

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Pre-Tax Operating Losses

Pre-tax operating losses increased primarily due to expense increases, including $12.3 million related to interest income on tax settlements recorded in 2020 and a $6.1 million increase in compensation costs largely due to an increase in incentive compensation.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Pre-Tax Operating Losses

Pre-tax operating losses increased primarily due to a $16.7 million increase in compensation costs largely due to an increase in incentive compensation and $14.1 million related to interest income on tax settlements recorded in 2020.

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

We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised at inopportune times. For example, as of September 30, 2021, approximately $13.4 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain surrender charges and other provisions limiting early surrenders.

The following table summarizes the withdrawal characteristics of our domestic general account investment contracts as of September 30, 2021.

	Contractholder funds	Percentage
	(in millions)
Not subject to discretionary withdrawal	$14,660.8	41.4%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	9,741.9	27.5
Market value adjustments	5,932.9	16.7
Subject to discretionary withdrawal without adjustments	5,087.9	14.4
Total domestic investment contracts	$35,423.5	100.0%

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

We had the following short-term credit facilities with various financial institutions as of September 30, 2021:

	Financing			Amount
Obligor/Applicant	structure	Maturity	Capacity	outstanding (3)

			(in millions)
PFG, PFS, and Principal Life as co-borrowers (1)	Credit facility	November 2023	$600.0	$—
PFG, PFS, Principal Financial Services V (UK) LTD and Principal Life as co-borrowers (1)	Credit facility	November 2023	200.0	—
Principal International Chile (2)	Unsecured lines of credit		213.9	74.3
Total			$1,013.9	$74.3
(1)	The credit facility is supported by eighteen banks.
(2)	The unsecured lines of credit can be used for repurchase agreements or other borrowings. Each line has a maturity of less than one year.
(3)	The amount outstanding is reported in short-term debt on the consolidated statements of financial position.

The revolving credit facilities are committed and available for general corporate purposes. These credit facilities also provide 100% back-stop support for our commercial paper program, of which we had no outstanding balances as of September 30, 2021 and December 31, 2020. Most of the banks supporting the credit facilities have other relationships with us. Due to the financial strength and the strong relationships we have with these providers, we are comfortable we have very low risk the financial institutions would be unable or unwilling to fund these facilities.

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

Total stockholder dividends paid by Principal Life to its parent for the nine months ended September 30, 2021, were $900.0 million, $600.0 million of which was extraordinary and approved by the Commissioner. As of September 30, 2021, we had $2,466.2 million of cash and liquid assets held in our holding companies and other subsidiaries, which is available for corporate purposes. This includes assets in excess of targeted statutory capital ratios and immediate working capital needs. Corporate balances held in foreign holding companies meet the indefinite reinvestment exception.

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

Net cash provided by operating activities was $2,107.0 million and $3,110.4 million for the nine months ended September 30, 2021 and 2020, respectively. Our insurance business typically generates positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The decrease in cash provided by operating activities was primarily due to fluctuations in receivables and payables associated with the timing of settlements in 2021 as compared to 2020. Additionally, increases in net income were offset in part by proceeds from real estate sold in 2020 with no corresponding activity in 2021.

Net cash used in investing activities was $2,867.3 million and $3,639.9 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in cash used in investing activities was primarily due to lower net purchases of available-for-sale securities in 2021 as compared to 2020. The decrease was offset in part by increased net purchases of mortgage loans and lower Chile direct financing lease maturities in in 2021 as compared to 2020.

Net cash provided by financing activities was $1,055.9 million and $1,570.3 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in cash provided by financing activities was due to proceeds from long-term debt issued in 2020 with no corresponding activity in 2021 and lower net investment contract deposits in 2021 as compared to 2020. These decreases were partially offset by increased banking operation deposits due to a new bank sweep product launched in the third quarter of 2021 associated with the Acquired Business.

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

	September 30, 2021	December 31, 2020

	(in millions)
Summary Statements of Financial Position Information:
Total investments	$1,350.7	$1,254.9
Cash and cash equivalents	803.8	661.6
Goodwill	618.5	618.5
Other intangibles	482.5	503.6
Other assets	435.8	457.8
Due from non-obligor subsidiaries	78.3	169.5
Total assets	3,821.9	3,757.3
Long-term debt	4,225.2	4,223.3
Other liabilities	696.7	806.7
Due to non-obligor subsidiaries	934.9	843.4
Total liabilities	5,900.5	5,904.7

	For the nine months ended	For the year ended
	September 30, 2021	December 31, 2020

	(in millions)
Summary Statements of Operations Information:
Total revenues	$178.3	$396.2
Total expenses	505.7	731.7
Net loss	(249.1)	(243.6)

Short-Term Debt. The components of short-term debt were as follows:

	September 30, 2021	December 31, 2020

	(in millions)
Other recourse short-term debt	$74.3	$84.7
Total short-term debt	$74.3	$84.7

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

Stockholders’ Equity. The following table summarizes our return of capital to common stockholders.

	For the nine months ended	For the year ended
	September 30, 2021	December 31, 2020

	(in millions)
Dividends to stockholders	$485.6	$614.5
Repurchase of common stock (1)	585.1	307.0
Total cash returned to common stockholders	$1,070.7	$921.5
(1)	Includes common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.

For additional stockholders’ equity information, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 9, Stockholders’ Equity.”

Capitalization

The following table summarizes our capital structure:

	September 30, 2021	December 31, 2020

	($ in millions)
Debt:
Short-term debt	$74.3	$84.7
Long-term debt	4,279.7	4,279.2
Total debt	4,354.0	4,363.9

Total stockholders’ equity attributable to PFG	16,070.7	16,558.9
Total capitalization	$20,424.7	$20,922.8
Debt to equity	27%	26%
Debt to capitalization	21%	21%

Contractual Obligations and Contractual Commitments

As of September 30, 2021, no significant changes to contractual obligations and contractual commitments have occurred since December 31, 2020.

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

Guarantees and Indemnifications. As of September 30, 2021, no significant changes to guarantees and indemnifications have occurred since December 31, 2020. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 8, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

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

As of September 30, 2021, 45% of our net assets (liabilities) were Level 1, 54% were Level 2 and 1% were Level 3. Excluding separate account assets as of September 30, 2021, 4% of our net assets (liabilities) were Level 1, 95% were Level 2 and 1% were Level 3.

As of December 31, 2020, 41% of our net assets (liabilities) were Level 1, 56% were Level 2 and 3% were Level 3. Excluding separate account assets as of December 31, 2020, 3% of our net assets (liabilities) were Level 1, 97% were Level 2 and 0% were Level 3.

Changes in Level 3 Fair Value Measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2021, were $1,807.3 million as compared to $8,812.6 million as of December 31, 2020. The decrease was primarily related to net sales in our separate account assets due to the restructure of certain separate account real estate assets into a partnership entity that is carried at NAV.

Investments

We had total consolidated assets as of September 30, 2021, of $298,908.4 million, of which $106,894.4 million were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk; therefore, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of September 30, 2021, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans.

	September 30, 2021		December 31, 2020
	Carrying amount	% of total	Carrying amount	% of total

	($ in millions)
Fixed maturities:
Public	$49,054.9	46%	$51,966.5	49%
Private	27,915.7	26	27,275.9	26
Equity securities	2,428.2	2	2,013.4	2
Mortgage loans:
Commercial	16,298.2	15	15,398.4	14
Residential	3,127.8	3	1,944.6	2
Real estate held for sale	57.2	—	2.0	—
Real estate held for investment	1,908.4	2	1,795.3	2
Policy loans	762.1	1	784.0	1
Other investments	5,341.9	5	5,126.8	4
Total invested assets	106,894.4	100%	106,306.9	100%
Cash and cash equivalents	3,145.4		2,849.8
Total invested assets and cash	$110,039.8		$109,156.7

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

	For the three months ended September 30,						For the nine months ended September 30,
	2021		2020		Increase (decrease)		2021		2020		Increase (decrease)
	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

	($ in millions)
Fixed maturities	4.0%	$706.2	3.8%	$651.3	0.2%	$54.9	3.9%	$2,071.4	3.9%	$1,995.4	—%	$76.0
Equity securities	1.5	9.2	1.6	7.5	(0.1)	1.7	2.0	34.2	2.5	35.3	(0.5)	(1.1)
Mortgage loans - commercial	3.9	159.7	4.3	161.6	(0.4)	(1.9)	4.0	475.1	4.2	480.0	(0.2)	(4.9)
Mortgage loans - residential	4.5	30.8	3.8	16.0	0.7	14.8	4.6	87.5	4.6	55.4	—	32.1
Real estate	10.2	49.8	5.7	24.8	4.5	25.0	7.8	110.4	9.5	124.8	(1.7)	(14.4)
Policy loans	5.0	9.6	5.2	10.3	(0.2)	(0.7)	5.0	29.3	5.3	31.5	(0.3)	(2.2)
Cash and cash equivalents	0.1	1.0	0.2	2.0	(0.1)	(1.0)	0.1	2.8	0.7	15.8	(0.6)	(13.0)
Other investments	11.6	156.0	6.0	70.5	5.6	85.5	11.2	441.2	5.4	190.8	5.8	250.4
Total	4.3	1,122.3	3.8	944.0	0.5	178.3	4.2	3,251.9	4.0	2,929.0	0.2	322.9
Investment expenses	(0.1)	(28.9)	(0.1)	(26.1)	—	(2.8)	(0.1)	(84.9)	(0.1)	(82.9)	—	(2.0)
Net investment income	4.2%	$1,093.4	3.7%	$917.9	0.5%	$175.5	4.1%	$3,167.0	3.9%	$2,846.1	0.2%	$320.9

Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020

Net investment income increased primarily due to favorable U.S. market performance on certain alternative investments and higher bond prepayments included in variable investment income and higher inflation-based investment returns on our Latin America average invested assets and cash.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains and losses for the periods indicated.

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2021	2020	(decrease)	2021	2020	(decrease)

	(in millions)
Fixed maturities, available-for-sale – credit losses, including credit sales (1)	$(9.6)	$(20.8)	$11.2	$(27.6)	$(58.0)	$30.4
Commercial mortgage loans – credit gains (losses)	1.5	(0.5)	2.0	8.0	(14.1)	22.1
Other – credit losses	1.1	0.3	0.8	6.2	(1.1)	7.3
Fixed maturities, available-for-sale and trading – noncredit	9.2	15.9	(6.7)	7.3	125.9	(118.6)
Derivatives and related hedge activities (2)	(174.3)	(34.0)	(140.3)	(143.5)	83.2	(226.7)
Other gains (losses)	20.1	104.6	(84.5)	107.9	33.6	74.3
Net realized capital gains (losses) (3)	$(152.0)	$65.5	$(217.5)	$(41.7)	$169.5	$(211.2)
(1)	Includes credit sales, adjustments to the credit loss valuation allowance, write-offs and recoveries on available-for-sale securities.
(2)	Includes fixed maturities, trading net gains (losses) of $(1.1) million and $3.8 million for the three months ended September 30, 2021 and 2020, and $(3.6) million and $4.0 million for the nine months ended September 30, 2021 and 2020, respectively, which are a component of the GMWB embedded derivative hedging program net realized capital gains (losses) reflected in this line.
(3)	Net realized capital gains (losses) can be volatile due to credit losses from invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Net realized capital losses in 2021 as compared to gains in 2020 were primarily due to higher losses on currency derivatives not designated as hedging instruments due to changes in exchange rates and net losses in 2021 as compared to net gains in 2020 for GMWB embedded derivatives, including changes in the spread reflecting our own creditworthiness, and related hedging instruments. Additionally, other gains decreased primarily due to prior year activity including gains on the sale of joint venture real estate investments and on equity securities related to mark-to-market changes.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Net realized capital losses in 2021 as compared to gains in 2020 were primarily due to increased net losses from GMWB embedded derivatives, including changes in the spread reflecting our own creditworthiness, and related hedging instruments and losses in 2021 compared to gains in 2020 on currency derivatives not designated as hedging instruments due to changes in exchange rates. Additionally, decreased gains were seen in fixed maturities, available-for-sale and trading - noncredit due to noncredit gains related to portfolio rebalancing in 2020 and lower mark-to-market gains on trading fixed maturities. These decreases were largely offset by an increase in other gains from sponsored investment funds and equity securities related primarily to mark-to-market changes combined with the sale of joint venture real estate investments in 2020.

U.S. Investment Operations

Of our invested assets, $99,660.9 million were held by our U.S. operations as of September 30, 2021. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our Investment Committee, appointed by our Board, is responsible for establishing investment policies and monitoring risk limits and tolerances. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect customers’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

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

We purchase credit default swaps to hedge certain credit exposures in our investment portfolio. We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $145.0 million and $125.0 million as of September 30, 2021 and December 31, 2020, respectively. We sell credit default swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 4, Derivative Financial Instruments” under the caption, “Credit Derivatives Sold.”

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

A dedicated risk management team is responsible for centralized monitoring of the commercial mortgage loan portfolio. We apply a variety of guidelines to minimize credit risk in our commercial mortgage loan portfolio. When considering new commercial mortgage loans, we review the cash flow fundamentals of the property, make a physical assessment of the underlying commercial real estate, conduct a comprehensive market analysis and compare against industry lending practices. We use a proprietary risk rating model to evaluate all new and substantially all existing loans within the portfolio. The proprietary risk model is designed to stress projected cash flows under simulated economic and market downturns. Our lending guidelines are typically 75% or less loan-to-value ratio and a debt service coverage ratio of at least 1.2 times. We analyze investments outside of these guidelines based on cash flow quality, tenancy and other factors. The following table presents loan-to-value and debt service coverage ratios for our brick and mortar commercial mortgage loans:

	Weighted average loan-to-value ratio		Debt service coverage ratio
	September 30, 2021	December 31, 2020	September 30, 2021		December 31, 2020
New mortgages	49%	49%	3.4	x	2.5	x
Entire mortgage portfolio	47%	49%	2.6	x	2.5	x

We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, were $4,970.4 million and 4.0%, respectively, as of September 30, 2021, and $9,372.5 million and 4.0%, respectively, as of December 31, 2020. In addition, the amortized cost and weighted average yield of RMBS, residential collateralized mortgage obligations, and asset-backed securities - home equity with material prepayment risk were $6,294.9 million and 3.0%, respectively, as of September 30, 2021, and $6,122.7 million and 3.0%, respectively, as of December 31, 2020.

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

	September 30, 2021		December 31, 2020
	Carrying amount	% of total	Carrying amount	% of total

	($ in millions)
Fixed maturities:
Public	$45,905.1	46%	$47,818.3	49%
Private	27,892.7	28	27,228.8	28
Equity securities	1,098.2	1	545.8	1
Mortgage loans:
Commercial	15,861.9	16	14,952.3	15
Residential	2,731.5	3	1,511.0	1
Real estate held for sale	40.6	—	1.2	—
Real estate held for investment	1,908.0	2	1,794.9	2
Policy loans	747.3	1	764.1	1
Other investments	3,475.6	3	3,214.7	3
Total invested assets	99,660.9	100%	97,831.1	100%
Cash and cash equivalents	2,896.2		2,607.2
Total invested assets and cash	$102,557.1		$100,438.3

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities. Included in the privately placed category as of September 30, 2021 and December 31, 2020, were $18.2 billion and $18.6 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

Fixed maturities were diversified by category of issuer, as shown in the following table for the periods indicated.

	September 30, 2021		December 31, 2020
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total

	($ in millions)
U.S. government and agencies	$1,900.0	3%	$2,086.1	3%
Non-U.S. governments	952.7	1	950.3	1
States and political subdivisions	9,218.2	13	9,156.5	12
Corporate - public	22,905.6	31	24,944.6	33
Corporate - private	19,872.3	27	18,706.0	25
Residential mortgage-backed pass-through securities	3,007.1	4	3,165.0	4
Commercial mortgage-backed securities	5,277.2	7	4,936.9	7
Residential collateralized mortgage obligations	3,310.4	4	3,053.2	4
Asset-backed securities	7,354.3	10	8,048.5	11
Total fixed maturities	$73,797.8	100%	$75,047.1	100%

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 16% of total fixed maturities as of both September 30, 2021, and December 31, 2020. It is comprised of corporate and foreign government fixed maturities. The following table presents the carrying amount of our international exposure for our U.S. operation’s fixed maturities portfolio for the periods indicated.

	September 30, 2021	December 31, 2020

	(in millions)
European Union, excluding UK	$2,831.1	$3,015.5
United Kingdom	2,102.7	2,135.7
Australia/New Zealand	2,060.7	2,106.6
Latin America	1,615.0	1,502.0
Asia-Pacific	1,338.1	1,372.1
Middle East and Africa	946.8	907.5
Europe, non-European Union	749.0	849.5
Other (1)	244.0	224.8
Total	$11,887.4	$12,113.7
(1)	Includes exposure from two countries and various supranational organizations as of both September 30, 2021, and December 31, 2020.

International fixed maturities exposure is determined by the country of risk of the obligor entity. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of September 30, 2021 and December 31, 2020, our investments in Canada totaled $1,841.5 million and $2,037.9 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The following table presents our top ten exposures as of September 30, 2021.

Amortized cost
(in millions)
Berkshire Hathaway Inc.	$289.1
NextEra Energy, Inc	237.6
Comcast Corporation	221.2
Emirate of Abu Dhabi	221.1
Sempra Energy	215.5
Bank of America Corporation	215.4
Duke Energy Corporation	213.0
JPMorgan Chase & Co.	211.7
Wells Fargo & Company	208.4
The Walt Disney Company	206.3
Total top ten exposures	$2,239.3

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

	September 30, 2021			December 31, 2020
			Percent of			Percent of
	Amortized	Carrying	carrying	Amortized	Carrying	carrying
NAIC designation	cost	amount	amount	cost	amount	amount

	($ in millions)
1	$44,193.8	$47,436.3	64%	$44,265.2	$48,772.3	65%
2	19,577.8	21,734.1	30	19,106.8	21,827.8	29
3	4,076.7	4,231.3	6	3,720.5	3,910.5	5
4	319.1	322.7	—	524.3	513.6	1
5	12.0	11.4	—	19.9	17.1	—
6	76.1	62.0	—	10.3	5.8	—
Total fixed maturities	$68,255.5	$73,797.8	100%	$67,647.0	$75,047.1	100%

Fixed maturities included 68 securities with an amortized cost of $766.3 million, gross gains of $22.8 million, gross losses of $0.8 million and a carrying amount of $788.3 million as of September 30, 2021, that were still pending a review and assignment of a designation by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, we will always have securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent designation is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities. As of September 30, 2021, based on amortized cost, 89% of our CMBS portfolio had an NAIC designation of 1.

The following table presents our exposure by credit quality based on NAIC designations for our CMBS portfolio as of the periods indicated.

	September 30, 2021		December 31, 2020
	Amortized	Carrying	Amortized	Carrying
NAIC designation	cost	amount	cost	amount

	(in millions)
1	$4,509.4	$4,666.4	$4,148.4	$4,315.3
2	134.8	144.0	114.5	122.7
3	352.4	377.5	378.7	403.8
4	82.9	88.0	87.3	90.5
5	—	—	4.4	2.9
6	1.7	1.3	3.2	1.7
Total (1)	$5,081.2	$5,277.2	$4,736.5	$4,936.9
(1)	The CMBS portfolio included agency CMBS with a $294.1 million amortized cost and a $301.9 million carrying amount as of September 30, 2021, and a $285.3 million amortized cost and a $297.3 million carrying amount as of December 31, 2020.

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

	September 30, 2021	December 31, 2020

	($ in millions)
Total fixed maturities (public and private)	$73,797.8	$75,047.1
Problem fixed maturities (1)	$69.3	$31.7
Potential problem fixed maturities	10.6	72.6
Total problem, potential problem and restructured fixed maturities	$79.9	$104.3
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	0.11%	0.14%
(1)	The problem fixed maturities carrying amount is net of the credit loss valuation allowance.

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

The net realized loss relating to the change in the allowance for credit loss and credit related sales of fixed maturities was $9.6 million and $17.4 million for the three months ended September 30, 2021 and 2020, respectively, and $24.7 million and $51.9 million for the nine months ended September 30, 2021 and 2020, respectively.

Fixed Maturities Available-for-Sale

The following tables present our fixed maturities available-for-sale by industry category, as of the periods indicated.

	September 30, 2021
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount

	(in millions)
Finance — Banking	$4,598.1	$382.4	$11.0	$—	$4,969.5
Finance — Brokerage	791.7	82.2	5.1	—	868.8
Finance — Finance Companies	599.7	30.4	3.3	12.5	614.3
Finance — Financial Other	850.7	28.2	0.1	—	878.8
Finance — Insurance	2,831.6	424.0	3.8	—	3,251.8
Finance — Real estate investment trusts (“REITs”)	2,322.7	175.8	1.7	—	2,496.8
Industrial — Basic Industry	1,794.7	190.4	2.2	—	1,982.9
Industrial — Capital Goods	2,175.0	222.3	8.0	—	2,389.3
Industrial — Communications	3,055.4	433.3	9.8	—	3,478.9
Industrial — Consumer Cyclical	1,879.8	110.9	7.7	—	1,983.0
Industrial — Consumer Non-Cyclical	4,486.5	518.2	14.0	—	4,990.7
Industrial — Energy	2,708.2	367.5	8.3	—	3,067.4
Industrial — Other	683.5	51.8	0.5	—	734.8
Industrial — Technology	2,477.7	221.7	11.1	—	2,688.3
Industrial — Transportation	2,125.9	208.1	1.7	—	2,332.3
Utility — Electric	3,947.0	468.7	16.6	—	4,399.1
Utility — Natural Gas	626.5	74.8	2.1	—	699.2
Utility — Other	473.0	34.0	3.7	—	503.3
Government guaranteed	261.2	41.6	—	—	302.8
Total corporate securities	38,688.9	4,066.3	110.7	12.5	42,632.0

Residential mortgage-backed pass-through securities	2,806.7	82.8	15.7	—	2,873.8
Commercial mortgage-backed securities	5,054.9	218.2	21.9	0.3	5,250.9
Residential collateralized mortgage obligations	3,223.7	103.0	16.4	—	3,310.3
Asset-backed securities — Home equity (1)	131.1	13.3	0.1	0.1	144.2
Asset-backed securities — All other	3,586.1	45.7	7.3	—	3,624.5
Collateralized debt obligations — Credit	16.8	—	5.1	—	11.7
Collateralized debt obligations — CMBS	—	1.0	—	—	1.0
Collateralized debt obligations — Loans	3,552.8	6.3	5.5	—	3,553.6
Total mortgage-backed and other asset-backed securities	18,372.1	470.3	72.0	0.4	18,770.0

U.S. government and agencies	1,801.3	138.7	40.5	—	1,899.5
States and political subdivisions	8,237.0	1,002.8	26.9	—	9,212.9
Non-U.S. governments	823.0	128.0	0.8	—	950.2
Total fixed maturities, available-for-sale	$67,922.3	$5,806.1	$250.9	$12.9	$73,464.6
(1)	This exposure is all related to sub-prime mortgage loans.

	December 31, 2020
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount

	(in millions)
Finance — Banking	$4,924.8	$535.5	$12.5	$—	$5,447.8
Finance — Brokerage	760.5	100.6	0.1	—	861.0
Finance — Finance Companies	469.7	22.1	7.5	—	484.3
Finance — Financial Other	420.9	28.3	—	—	449.2
Finance — Insurance	2,670.4	512.0	0.1	—	3,182.3
Finance — REITs	2,147.7	231.4	0.3	—	2,378.8
Industrial — Basic Industry	1,871.7	252.1	—	—	2,123.8
Industrial — Capital Goods	2,305.3	279.3	2.9	—	2,581.7
Industrial — Communications	3,129.7	559.6	2.7	—	3,686.6
Industrial — Consumer Cyclical	1,897.9	187.9	3.7	—	2,082.1
Industrial — Consumer Non-Cyclical	4,467.5	721.2	1.3	—	5,187.4
Industrial — Energy	2,873.1	433.4	14.2	—	3,292.3
Industrial — Other	677.0	77.5	0.6	—	753.9
Industrial — Technology	2,180.3	293.8	2.4	—	2,471.7
Industrial — Transportation	2,175.9	298.4	12.6	—	2,461.7
Utility — Electric	4,005.4	649.4	2.9	—	4,651.9
Utility — Natural Gas	615.1	110.4	—	—	725.5
Utility — Other	384.8	50.0	—	—	434.8
Government guaranteed	193.3	43.7	—	—	237.0
Total corporate securities	38,171.0	5,386.6	63.8	—	43,493.8

Residential mortgage-backed pass-through securities	2,845.7	129.0	0.2	—	2,974.5
Commercial mortgage-backed securities	4,709.4	240.0	35.3	4.3	4,909.8
Residential collateralized mortgage obligations	2,905.7	149.4	2.7	—	3,052.4
Asset-backed securities — Home equity (1)	180.0	15.4	0.8	—	194.6
Asset-backed securities — All other	3,745.3	78.3	26.4	—	3,797.2
Collateralized debt obligations — Credit	16.8	—	5.1	—	11.7
Collateralized debt obligations — CMBS	—	0.7	—	—	0.7
Collateralized debt obligations — Loans	4,029.1	8.0	19.8	2.2	4,015.1
Total mortgage-backed and other asset-backed securities	18,432.0	620.8	90.3	6.5	18,956.0

U.S. government and agencies	1,870.1	226.0	10.5	—	2,085.6
States and political subdivisions	7,990.3	1,174.1	12.6	—	9,151.8
Non-U.S. governments	771.4	176.3	—	—	947.7
Total fixed maturities, available-for-sale	$67,234.8	$7,583.8	$177.2	$6.5	$74,634.9
(1)	This exposure is all related to sub-prime mortgage loans.

Of the $250.9 million in gross unrealized losses as of September 30, 2021, $0.2 million in losses were attributed to securities scheduled to mature in one year or less, $11.5 million attributed to securities scheduled to mature between one to five years, $46.5 million attributed to securities scheduled to mature between five to ten years, $120.7 million attributed to securities scheduled to mature after ten years and $72.0 million related to mortgage-backed and other ABS that are not classified by maturity year. As of September 30, 2021, we were in a $5,555.2 million net unrealized gain position as compared to a $7,406.6 million net unrealized gain position as of December 31, 2020. The $1,851.4 million decrease in net unrealized gains for the nine months ended September 30, 2021, can be attributed to an approximate 53 basis points increase in interest rates, partially offset by tightening of credit spreads.

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

The following table presents our fixed maturities available-for-sale by investment grade and below investment grade as of the periods indicated.

	September 30, 2021					December 31, 2020
		Gross	Gross	Allowance			Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount	cost	gains	losses	loss	amount

	(in millions)
Investment grade:
Public	$39,606.5	$4,200.1	$149.4	$0.3	$43,656.9	$40,025.5	$5,504.9	$58.8	$0.2	$45,471.4
Private	23,846.1	1,415.4	66.9	0.1	25,194.5	22,951.9	1,855.2	71.7	1.3	24,734.1
Below investment grade:
Public	1,862.6	132.0	6.7	—	1,987.9	1,912.8	127.3	19.0	—	2,021.1
Private	2,607.1	58.6	27.9	12.5	2,625.3	2,344.6	96.4	27.7	5.0	2,408.3
Total fixed maturities, available-for-sale	$67,922.3	$5,806.1	$250.9	$12.9	$73,464.6	$67,234.8	$7,583.8	$177.2	$6.5	$74,634.9

The following tables present the carrying amount and the gross unrealized losses on our fixed maturities available-for-sale for which an allowance for credit loss has not been recorded by grade and aging category as of September 30, 2021 and December 31, 2020, respectively.

	September 30, 2021
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses

	(in millions)
Investment grade:
Three months or less	$3,001.5	$28.5	$2,622.2	$14.4	$5,623.7	$42.9
Greater than three to six months	80.0	0.6	490.8	2.8	570.8	3.4
Greater than six to nine months	1,541.8	51.7	950.3	20.8	2,492.1	72.5
Greater than nine to twelve months	356.9	23.3	206.6	8.7	563.5	32.0
Greater than twelve to twenty-four months	481.4	36.7	470.3	12.5	951.7	49.2
Greater than twenty-four to thirty-six months	49.6	2.8	44.7	—	94.3	2.8
Greater than thirty-six months	64.4	3.7	205.4	6.7	269.8	10.4
Total fixed maturities, available-for-sale	$5,575.6	$147.3	$4,990.3	$65.9	$10,565.9	$213.2

	September 30, 2021
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses

	(in millions)
Below investment grade:
Three months or less	$124.9	$1.6	$588.2	$6.6	$713.1	$8.2
Greater than three to six months	7.7	0.2	19.6	0.4	27.3	0.6
Greater than six to nine months	6.8	0.4	141.2	3.9	148.0	4.3
Greater than nine to twelve months	—	—	14.9	0.2	14.9	0.2
Greater than twelve to twenty-four months	46.0	1.6	125.4	8.2	171.4	9.8
Greater than twenty-four to thirty-six months	33.2	2.8	—	—	33.2	2.8
Greater than thirty-six months	4.7	0.1	13.4	5.5	18.1	5.6
Total fixed maturities, available-for-sale	$223.3	$6.7	$902.7	$24.8	$1,126.0	$31.5

	September 30, 2021
	Problem, potential		All other fixed
	problem and restructured		maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses

	(in millions)
Estimated fair value had declined and remained below amortized cost by 20% or more:
Three months or less	$1.6	$0.4	$4.3	$1.3	$5.9	$1.7
Greater than three to six months	—	—	0.7	0.3	0.7	0.3
Greater than six to nine months	—	—	0.5	0.5	0.5	0.5
Greater than nine to twelve months	—	—	0.9	0.7	0.9	0.7
Greater than twelve months	0.2	0.4	14.6	6.5	14.8	6.9
Total fixed maturities, available-for-sale	$1.8	$0.8	$21.0	$9.3	$22.8	$10.1

	December 31, 2020
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses

	(in millions)
Investment Grade:
Three months or less	$641.2	$6.3	$573.0	$4.5	$1,214.2	$10.8
Greater than three to six months	490.8	12.8	414.4	5.1	905.2	17.9
Greater than six to nine months	119.7	4.5	92.2	5.1	211.9	9.6
Greater than nine to twelve months	849.2	21.4	1,944.7	38.9	2,793.9	60.3
Greater than twelve to twenty-four months	67.7	2.9	144.7	1.1	212.4	4.0
Greater than twenty-four to thirty-six months	27.4	2.9	693.3	5.5	720.7	8.4
Greater than thirty-six months	85.0	8.0	85.9	11.2	170.9	19.2
Total fixed maturities, available-for-sale	$2,281.0	$58.8	$3,948.2	$71.4	$6,229.2	$130.2

	December 31, 2020
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses

	(in millions)
Below investment grade:
Three months or less	$10.2	$0.1	$75.6	$0.2	$85.8	$0.3
Greater than three to six months	29.9	0.1	81.8	1.5	111.7	1.6
Greater than six to nine months	7.6	0.5	—	—	7.6	0.5
Greater than nine to twelve months	212.7	13.0	348.5	13.8	561.2	26.8
Greater than twelve to twenty-four months	23.2	3.8	13.4	1.6	36.6	5.4
Greater than twenty-four to thirty-six months	8.5	1.2	62.0	1.9	70.5	3.1
Greater than thirty-six months	5.8	0.3	16.8	6.3	22.6	6.6
Total fixed maturities, available-for-sale	$297.9	$19.0	$598.1	$25.3	$896.0	$44.3

	December 31, 2020
	Problem, potential		All other fixed
	problem and restructured		maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses

	(in millions)
Estimated fair value had declined and remained below amortized cost by 20% or more:
Three months or less	$—	$—	$26.5	$9.0	$26.5	$9.0
Greater than three to six months	—	—	12.3	3.6	12.3	3.6
Greater than six to nine months	1.6	0.4	0.1	0.3	1.7	0.7
Greater than nine to twelve months	—	—	19.6	8.6	19.6	8.6
Greater than twelve months	0.1	0.4	11.7	5.2	11.8	5.6
Total fixed maturities, available-for-sale	$1.7	$0.8	$70.2	$26.7	$71.9	$27.5

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

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 23% and 22% of our commercial mortgage loan portfolio before valuation allowance as of September 30, 2021 and December 31, 2020, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The typical borrower in our commercial loan portfolio is a single purpose entity or single asset entity. As of September 30, 2021 and December 31, 2020, the total number of commercial mortgage loans outstanding were 756 and 753, of which 42% and 44% were for loans with principal balances less than $10.0 million as of September 30, 2021 and December 31, 2020, respectively. The average loan size of our commercial mortgage portfolio was $21.0 million and $19.9 million as of September 30, 2021 and December 31, 2020, respectively.

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

	September 30, 2021	December 31, 2020

	($ in millions)

Total commercial mortgages	$15,861.9	$14,952.3
Potential problem commercial mortgages	$9.0	$—
Total problem, potential problem and restructured commercial mortgages	$9.0	$—
Total problem, potential problem and restructured commercial mortgages as a percent of total commercial mortgages	0.06%	—%

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

Real Estate

Real estate consists primarily of commercial equity real estate. As of September 30, 2021 and December 31, 2020, the carrying amount of our equity real estate investment was $1,948.6 million and $1,796.1 million, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $1,908.0 million and $1,794.9 million as of September 30, 2021 and December 31, 2020, respectively. The carrying value of real estate held for investment is generally adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized capital losses in our consolidated results of operations. Impairment adjustments recorded for the year ended December 31, 2020, were $0.5 million. No such impairment adjustments were recorded for the nine months ended September 30, 2021.

The carrying amount of real estate held for sale was $40.6 million and $1.2 million as of September 30, 2021 and December 31, 2020, respectively. Once we identify a real estate property to be sold and it is probable that it will be sold, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. The valuation allowance did not change for the nine months ended September 30, 2021 or for the year ended December 31, 2020.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country. As of September 30, 2021, our largest equity real estate portfolio concentration was in the Pacific (45%) region of the United States. By property type, our largest concentrations were in Apartments (37%) and Industrial (28%) as of September 30, 2021.

Other Investments

Our other investments totaled $3,475.6 million as of September 30, 2021, compared to $3,214.7 million as of December 31, 2020. Other investments include interests in unconsolidated entities, which include real estate properties owned jointly with venture partners and operated by the partners; sponsored investment funds; the cash surrender value of company owned and trust owned life insurance; derivative assets and other investments.

International Investment Operations

Of our invested assets, $7,233.5 million were held by our Principal International segment as of September 30, 2021. The assets are primarily managed by the local Principal International affiliate. Due to the regulatory constraints in each location, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets is fixed maturities. The following table excludes invested assets of the separate accounts.

	September 30, 2021		December 31, 2020
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total

	($ in millions)
Fixed maturities:
Public	$3,149.8	44%	$4,148.2	49%
Private	23.0	—	47.1	1
Equity securities	1,330.0	18	1,467.6	17
Mortgage loans:
Commercial	436.3	6	446.1	5
Residential	396.3	6	433.6	5
Real estate held for sale	16.6	—	0.8	—
Real estate held for investment	0.4	—	0.4	—
Policy loans	14.8	—	19.9	—
Other investments:
Direct financing leases	623.1	9	710.7	8
Investment in unconsolidated operating entities	858.1	12	808.3	10
Derivative assets and other investments	385.1	5	393.1	5
Total invested assets	7,233.5	100%	8,475.8	100%
Cash and cash equivalents	249.2		242.6
Total invested assets and cash	$7,482.7		$8,718.4

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

Guaranteed Minimum Interest Rate Exposure. The following table provides detail on the differences between the interest rates being credited to contractholders as of September 30, 2021, and the respective guaranteed minimum interest rates (“GMIRs”). Amounts for contracts without significant fee revenues such as GICs, funding agreements, individual fixed income annuities and guaranteed pension contracts are excluded. Account values are broken down by GMIR level within the Retirement and Income Solutions and U.S. Insurance Solutions segments.

	Account values (1)
		Excess of crediting rates over GMIR:
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total

	($ in millions)
Guaranteed minimum interest rate
Retirement and Income Solutions
Up to 1.00%	$551.1	$189.0	$8,266.4	$2,041.2	$1,834.3	$12,882.0
1.01% - 2.00%	537.6	222.5	139.4	428.7	—	1,328.2
2.01% - 3.00%	4,451.1	—	—	—	—	4,451.1
3.01% - 4.00%	194.9	—	—	—	—	194.9
4.01% and above	23.1	—	—	—	—	23.1
Subtotal	5,757.8	411.5	8,405.8	2,469.9	1,834.3	18,879.3

U.S. Insurance Solutions
Up to 1.00%	—	21.3	—	—	—	21.3
1.01% - 2.00%	332.2	—	379.0	595.7	166.9	1,473.8
2.01% - 3.00%	948.1	1,202.0	739.0	58.4	0.3	2,947.8
3.01% - 4.00%	1,758.3	4.5	20.9	29.7	3.1	1,816.5
4.01% and above	48.9	4.1	3.6	1.6	—	58.2
Subtotal	3,087.5	1,231.9	1,142.5	685.4	170.3	6,317.6

Total	$8,845.3	$1,643.4	$9,548.3	$3,155.3	$2,004.6	$25,196.9
Percentage of total	35.1%	6.5%	37.9%	12.5%	8.0%	100.0%
(1)	Includes only the account values, net of policy loans, for products with GMIRs and discretionary crediting rates.

In addition to the domestic account values shown in the table above, Principal International had $540.6 million of account values with GMIRs in Brazil as of September 30, 2021. The Brazil amount includes account values from an equity method subsidiary, adjusted to reflect the proportion of the subsidiary’s results reflected in our net income. Our liabilities in Principal International are generally denominated in the functional currency of the location of operation. The pattern of interest rate movements in our international operations will likely differ from the pattern of interest rate movements in the U.S.

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

We estimate a hypothetical 100 basis point immediate, parallel increase in interest rates would reduce the net reported fair value of our financial assets and derivatives by $5,223.8 million as of September 30, 2021, compared to $5,430.2 million as of December 31, 2020. This estimate only reflects the change in fair value for financial assets and derivatives reported at fair value on our consolidated statements of financial position. Assets and liabilities not reported at fair value on our consolidated statements of financial position – including mortgage loans, liabilities relating to insurance contracts, investment contracts, debt and bank deposits – are excluded from this sensitivity analysis. We believe the excluded liability items would economically serve as a partial offset to the net interest rate risk of the financial instruments included in the sensitivity analysis. Separate account assets and liabilities are also excluded from this estimate, as any interest rate risk is borne by the holder of the separate account. For more information on fair value measurements, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Our net estimated potential loss in fair value as of September 30, 2021, decreased $206.4 million from December 31, 2020, due to a number of factors including a decrease in the balance of fixed maturities, available-for-sale and normal variation in derivative holdings related to various hedging programs.

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

Use of Derivatives to Manage Interest Rate Risk. We use or have used various derivative financial instruments to manage our exposure to fluctuations in interest rates, including interest rate swaps, interest rate options, TBA forwards, treasury forwards, swaptions and futures. We use interest rate swaps, treasury forwards and futures contracts to hedge changes in interest rates subsequent to the issuance of an insurance liability, such as a guaranteed investment contract, but prior to the purchase of a supporting asset, or during periods of holding assets in anticipation of near term liability sales. We use interest rate swaps and have used TBA forwards primarily to more closely match the interest rate characteristics of assets and liabilities. They can be used to change the sensitivity to the interest rate of specific assets and liabilities as well as an entire portfolio. We use interest rate options to manage prepayment risks in our assets and minimum guaranteed interest rates and lapse risks in our liabilities. We have purchased swaptions to hedge interest rate exposure for certain assets and liabilities.

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

We estimate as of September 30, 2021, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency-denominated instruments identified above because we effectively hedge foreign currency-denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2020. However, fluctuations in foreign currency exchange rates do affect the translation of segment pre-tax operating earnings and equity of our international operations into our consolidated financial statements.

For our Principal International segment, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $307.4 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of September 30, 2021, as compared to an estimated $323.0 million, or 10%, reduction as of December 31, 2020. We estimate a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $10.0 million, or 12%, reduction in segment pre-tax operating earnings of our international operations for the three months ended September 30, 2021, as compared to an estimated $7.6 million, or 13%, reduction for the three months ended September 30, 2020. In addition, we estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $26.0 million, or 13%, reduction in segment pre-tax operating earnings of our international operations for the nine months ended September 30, 2021, as compared to an estimated $28.1 million, or 12%, reduction for the nine months ended September 30, 2020.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $0.0 million and $128.3 million as of September 30, 2021 and December 31, 2020, respectively. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $874.1 million and $679.2 million as of September 30, 2021 and December 31, 2020, respectively.

With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our Principal International operations had currency swaps with a notional amount of $278.5 million and $238.0 million as of September 30, 2021 and December 31, 2020, respectively. Our Principal International operations also utilized currency forwards with a notional amount of $722.6 million and $814.3 million as of September 30, 2021 and December 31, 2020, respectively.

We use currency forwards to hedge certain net equity investments in our foreign operations, including certain sponsored investment funds. We held currency forwards with a notional amount of $284.1 million and $301.5 million as of September 30, 2021 and December 31, 2020, respectively. We use currency options to hedge currency risk associated with expected cash flows from our foreign operations. No currency options were utilized as of September 30, 2021 or December 31, 2020.

Equity Risk

Equity risk is the risk we will incur economic losses due to adverse fluctuations in equity markets. As of September 30, 2021 and December 31, 2020, the fair value of our equity securities was $2,428.2 million and $2,013.4 million, respectively. We estimate a 10% decline in the prices of the equity securities would result in a decline in fair value of our equity securities of $242.8 million as of September 30, 2021, as compared to a decline in fair value of our equity securities of $201.3 million as of December 31, 2020.

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

Use of Derivatives to Manage Equity Risk. We economically hedge the fixed deferred annuity and universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product’s profile or selling options to offset existing exposures. We economically hedged the GMWB exposure, which includes interest rate risk and equity risk, using futures, options, treasury forwards and interest rate swaps with notional amounts of $1,702.4 million, $1,609.6 million, $2,181.6 million, and $4,812.1 million, respectively, as of September 30, 2021, and notional amounts of $389.5 million, $1,249.6 million, $0.0 million, and $6,961.6 million, respectively, as of December 31, 2020. The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

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

Our Chief Executive Officer, Daniel J. Houston, and our Chief Financial Officer, Deanna D. Strable-Soethout, have reviewed and evaluated our disclosure controls and procedures as of September 30, 2021, and have concluded our disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents the amount of our common share purchase activity for the periods indicated.

				Maximum dollar
			Total number of	value of shares
			shares purchased	that may yet be
	Total number of	Average	as part of publicly	purchased under
	shares	price paid	announced	the programs (in
Period	purchased (1)	per share	programs	millions) (2)
January 1, 2021 — January 31, 2021	959,443	$51.59	959,443	$725.8
February 1, 2021 — February 28, 2021	937,138	$52.58	907,436	$678.3
March 1, 2021 — March 31, 2021	295,549	$56.61	52,809	$675.3
April 1, 2021 — April 30, 2021	1,340,837	$62.34	1,338,813	$591.9
May 1, 2021 — May 31, 2021	1,323,769	$65.33	1,323,700	$505.4
June 1, 2021 — June 30, 2021	1,496,869	$64.14	1,492,703	$1,609.6
July 1, 2021 — July 31, 2021	1,104,740	$62.07	1,104,700	$1,541.1
August 1, 2021 — August 31, 2021	1,062,174	$65.24	1,056,600	$1,472.2
September 1, 2021 — September 30, 2021	1,006,308	$65.28	1,006,308	$1,406.5
Total	9,526,827		9,242,512
(1)	Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.
(2)	In February 2020, our Board authorized a share repurchase program of up to $900.0 million of our outstanding common stock, which has no expiration. In June 2021, our Board authorized a share repurchase program of up to $1.2 billion of our outstanding common stock, which has no expiration.

Item 6. Exhibits

Incorporated by reference herein
Exhibit Number	Description	Form	File Date
10.1	The Principal Financial Group, Inc. Executive Severance Plan, effective September 1, 2021
31.1	Certification of Daniel J. Houston
31.2	Certification of Deanna D. Strable-Soethout
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Daniel J. Houston
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Deanna D. Strable-Soethout
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Consolidated Financial Statements.

104	The cover page from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: October 28, 2021	By	/s/ Deanna D. Strable-Soethout
Deanna D. Strable-Soethout
Executive Vice President and Chief Financial Officer

Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer