Form 10-K
period 2021-12-31
PRINCIPAL FINANCIAL GROUP INC
filed 2022-02-11
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of January 28, 2022, there were outstanding 261,227,525 shares of Common Stock, $0.01 par value per share of the Registrant.

The aggregate market value of the shares of the Registrant’s common equity held by non-affiliates of the Registrant was approximately $17.0 billion based on the closing price of $63.19 per share of Common Stock on June 30, 2021.

Documents Incorporated by Reference

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 17, 2022, to be filed by the Registrant with the United States Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2021.

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

PART I

Item 1. Business

Principal Financial Group, Inc. (“PFG”) is a leader in global investment management offering businesses, individuals and institutional clients a wide range of financial products and services, including retirement, asset management and insurance through our diverse family of financial services companies. We had $1,622.6 billion in assets under administration (“AUA”), including $713.9 billion in assets under management (“AUM”) as of December 31, 2021.

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

See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 16, Segment Information” for financial results of our segments.

Reinsurance Transaction

On January 31, 2022, we entered into a Master Transaction Agreement (“MTA”) with Sutton Cayman, Ltd. (“Sutton Cayman”), a limited company organized under the laws of the Cayman Islands and an affiliate of Talcott Resolution Life, Inc., a subsidiary of Sixth Street, pursuant to which we will cede 100% of our in-force U.S. retail fixed annuity and universal life insurance with secondary guarantee (“ULSG”) blocks of business (the “Reinsurance Transaction”). The Reinsurance Transaction will be structured through 100% coinsurance with funds withheld. We will retain administration of the ceded business. Additionally, Principal Global Investors, LLC will be appointed as investment adviser with respect to the management of all transferred commercial mortgage loans and private credit assets.

The Reinsurance Transaction is expected to close during the second quarter of 2022 with economics effective as of January 1, 2022, subject to regulatory approval. The deployable proceeds from the Reinsurance Transaction and additional transactions designed to improve the capital efficiency of the in-force U.S. individual life insurance business will be returned to shareholders through share repurchases. Our Board of Directors approved a $1.6 billion increase to the $1.1 billion that remained available under our existing share repurchase authorization as of December 31, 2021.

Retirement and Income Solutions Segment

Our asset accumulation activities in the U.S. date back to the 1940s when we first began providing pension plan products and services. We offer a comprehensive portfolio of products and services for retirement savings along with select products for retirement income:

●	To businesses of all sizes, we offer products and services for defined contribution plans, including 401(k) and 403(b) plans; defined benefit plans; nonqualified executive benefit plans; stock services, including ESOPs and equity compensation; and pension risk transfer services;
●	To large institutional clients, we also offer investment only products, including guaranteed investment contracts (“GICs”);
●	To employees of businesses and other individuals, we offer the ability to accumulate savings and provide an income stream for retirement and other purposes through mutual funds, individual variable annuities and bank products; and
●	Through our 2019 acquisition of the Institutional Retirement & Trust (“IRT”) business of Wells Fargo Bank, N.A. (“Acquired Business”), we offer trust and custody services for non-retirement businesses.

We organize our Retirement and Income Solutions operations into two business groupings:

●	Retirement and Income Solutions — Fee: includes full service accumulation, trust services, individual variable annuities and the Acquired Business, including related acquisition and integration expenses; and
●	Retirement and Income Solutions — Spread: includes investment only, pension risk transfer, individual fixed annuities and banking services. As of September 30, 2021, we ceased sales of our individual fixed annuity products.

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

As of December 31, 2021, excluding the Acquired Business that has not migrated, we provided full service accumulation products to (a) over 41,600 defined contribution plans including $469.0 billion in assets and covering over 10.5 million eligible plan participants, and (b) to over 1,900 defined benefit plans, including $23.7 billion in assets and covering over 336,000 eligible plan participants. As of December 31, 2021, approximately 31% of our full service accumulation account values were managed by our Principal Global Investors segment, 59% were managed entirely by the third party asset managers that were not under contract to sub-advise a PFG product, 3% were sub-advised and 7% represented employer securities.

Markets and Distribution

We offer our full service accumulation products and services to plans, including qualified and nonqualified defined contribution plans and defined benefit plans. These products and services are offered to businesses of all sizes including plans sponsored by small and medium-sized businesses, which we believe remains underpenetrated. We distribute our full service accumulation products and services nationally, primarily through a captive retirement services sales force. As of December 31, 2021, 105 retirement services sales representatives in 33 offices, operating as a wholesale distribution network, maintained relationships with over 12,000 independent advisors, consultants and agents. Retirement services sales representatives are an integral part of the sales process alongside the referring consultant or independent advisor. We compensate retirement services sales representatives through a blend of salary and production-based incentives. We administer, on behalf of the plan, commission or fee payments to independent advisors, consultants and agents.

As of December 31, 2021, we had a staff of over 320 service and education specialists located across the U.S. These specialists play a key role in the ongoing servicing of plans by providing local services to our customers, such as reviewing plan performance, investment options and plan design; communicating the customers’ needs and feedback to us and helping employees understand the benefits of their plans. The following summarizes our distribution channels:

●	We distribute our annuity-based products through intermediaries who are primarily state licensed individuals.
●	Principal Advantage platform is targeted at defined contribution plans through broker-dealer distribution channels. Principal Advantage gives us access to Financial Industry Regulatory Authority (“FINRA”) registered distributors who are not traditional sellers of annuity-based products and broadens opportunities for us in the investment advisor and broker-dealer distribution channels.
●	Through our Retire Secure strategy we provide financial education and other assistance to individual investors who are participants/members of employer-based accumulation solutions to help them achieve financial security.

We believe our approach to full service accumulation plan services distribution, which gives us a targeted sales and service presence, along with our offering of Principal (R) Total Retirement Solutions differentiates us from many of our competitors. We have also established a number of marketing and distribution relationships to increase the sales of our products and services.

Institutional Retirement & Trust

Acquired in 2019, the IRT business includes defined contribution, defined benefit, nonqualified executive benefit plans, ESOPs, institutional trust and custody and institutional asset advisory businesses. As of December 31, 2021, the IRT business had approximately $550.0 billion in AUA. We, along with Wells Fargo Bank, N.A., have been working together to integrate staff and systems to support the migration of the IRT customers, which began in late 2020. IRT customers, excluding institutional trust and custody, were fully migrated in 2021. The migration of institutional trust and custody customers will occur in early 2022. Until the migration is complete, Wells Fargo Bank, N.A. will continue to service the customer base that has not migrated and operate under a transition services agreement. Following the migration, we will offer a range of capabilities to meet the needs of a broad array of customer segments with comprehensive retirement, trust and custody and discretionary asset allocation offerings.

Individual Variable Annuities

Individual variable annuities, which are savings vehicles through which the customer makes one or more deposits of varying amounts and intervals, are offered to individuals.

Products

Our individual variable deferred annuities provide customers with the flexibility to allocate their deposits to mutual funds managed by the Principal Global Investors segment or unaffiliated third party asset managers, with variable and guaranteed options. Generally speaking, the customers bear the investment risk for the variable options and have the right to allocate their assets among various separate mutual funds. The value of the annuity fluctuates in accordance with the experience of the mutual funds chosen by the customer. Customers have the option to allocate all or a portion of their account to our guaranteed option, in which case we credit interest at rates we determine, subject to contractual minimums. As of December 31, 2021, 92% of our $11.4 billion in variable annuity account balances was allocated to mutual funds managed by the Principal Global Investors segment and our guaranteed option. The remaining 8% was allocated to mutual funds managed by unaffiliated third party asset managers.

Customers may elect a living benefit guarantee (commonly known in the industry as a guaranteed minimum withdrawal benefit, or “GMWB”). We bear the GMWB investment risk. Our goal is to hedge the GMWB investment risk through the use of sophisticated risk management techniques. As of December 31, 2021, $7.8 billion of the $11.0 billion of variable annuity separate account values had the GMWB rider. Our major source of revenue from individual variable annuities is mortality and expense fees we charge to the customer, generally determined as a percentage of the market value of the assets held in a separate investment sub-account. Account balances of variable annuity contracts with the GMWB rider were invested in separate account investment options as follows:

	December 31, 2021	December 31, 2020

	(in millions)
Balanced funds	$7,549.2	$7,131.3
Equity funds	157.0	173.7
Bond funds	88.3	96.9
Money market funds	7.2	6.6
Specialty funds	0.9	0.9
Total	$7,802.6	$7,409.4
Percent of total variable annuity separate account values	71%	72%

Markets and Distribution

Our target markets for individual variable annuities include owners, executives and employees of small and medium-sized businesses and individuals seeking to accumulate and/or eventually receive distributions of assets for retirement. We market variable annuities to individuals for both qualified and nonqualified retirement savings.

We sell our individual variable annuity products primarily through our affiliated financial representatives, including Principal Connection, who collectively accounted for 86%, 93% and 96% of annuity sales for the years ended December 31, 2021, 2020 and 2019, respectively. The remaining sales were made primarily through unaffiliated broker-dealer firms. Principal Connection is our direct distribution channel for retail financial services products to individuals. Principal Connection’s services are available by phone, email or mail.

Retirement and Income Solutions – Spread

Individual Fixed Annuities

Individual fixed annuities may be categorized in two ways: (1) deferred, in which case assets accumulate until the contract is surrendered, the customer dies or the customer begins receiving benefits under an annuity payout option, or (2) payout, in which case payments are made for a fixed period of time or for life. As of September 30, 2021, we ceased sales of individual fixed annuity products. We announced on January 31, 2022, that we plan to reinsure this block of business with Sutton Cayman as part of the Reinsurance Transaction.

Products

Fixed Deferred Annuities.  Our individual fixed deferred annuities consist of both single premium deferred annuity contracts and flexible premium deferred annuity contracts (“FPDAs”). The majority of FPDA contracts limit the period of time deposits are allowed to one year. For certain contracts, the principal amount is guaranteed. We credit the customer’s account with a fixed interest rate for a specified number of years. Thereafter, we reset the interest rate credited to the contract based upon our discretion, subject to contractual minimums, by taking into account market and other conditions. We also have a fixed deferred annuity where the interest credited is linked to an external equity index, subject to maximum and minimum values. One source of income from fixed deferred annuities is the difference between the investment income earned on the underlying general account assets and the interest rate credited to the contracts. We bear the investment risk because, while we credit customers’ accounts with a stated interest rate, we cannot be certain the investment income we earn on our general account assets will exceed that rate. The Principal Global Investors segment manages the assets supporting these contracts.

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

Banking Services

Principal Bank is a U.S. federal savings bank that was formed in February 1998. As of December 31, 2021, Principal Bank had nearly 577,000 customers and approximately $7.6 billion in assets. Principal Bank operates under a limited purpose charter and may only accept deposits held in a fiduciary capacity; however, it may not hold demand deposits. It also may not own commercial loans or originate loans.

Products

Individual retirement accounts (“IRAs”) are provided by Principal Bank, primarily funded by retirement savings rolled over from qualified retirement plans. Principal Bank offers Federal Deposit Insurance Corporation (“FDIC”) insured cash solutions for customers in the form of savings accounts, money market accounts and certificates of deposit. The deposit products provide a relatively stable source of funding and liquidity for Principal Bank and are backed by purchases of investment securities and residential mortgage loans.

Markets and Distribution

Principal Bank offers products and services primarily to participants rolling out of qualified retirement plans largely serviced by affiliates of PFG. Principal Bank services customers by telephone, mail and internet and offers digital advice services through its subsidiary, Principal Advised Services, LLC.

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

We deliver our products and services through our network of focused investment teams including Principal Global Equities; Principal Global Fixed Income (including Finisterre emerging market debt teams); Aligned Investors; Principal Real Estate Investors, LLC; Principal Real Estate Europe Limited; Spectrum Asset Management, Inc.; Post Advisory Group, LLC; Columbus Circle Investors; Edge Asset Management; Claritas Administração de Recursos Ltda. (“Claritas”); Origin Asset Management Limited Liability Partnership and Principal Global Asset Allocation. The Principal Global Investors focused investment teams managed $546.5 billion in assets as of December 31, 2021.

We have been providing mutual funds to customers since 1969. We offer mutual funds to individuals, businesses and institutional investors for use within variable life contracts, variable annuity contracts and employer-sponsored pension plans; as a rollover investment option and for general investment purposes. As of December 31, 2021, as reported by Morningstar, we ranked 19th in terms of U.S. mutual fund AUM and 32nd in terms of exchange traded fund AUM.

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

Equity Investments. As of December 31, 2021, Principal Global Equities, Aligned Investors and Principal Real Estate Investors, LLC along with Columbus Circle Investors, Edge Asset Management, Origin Asset Management Limited Liability Partnership and Claritas managed $246.5 billion in global equity assets. Our equity capabilities encompass large-cap stocks, mid-cap stocks, small-cap stocks and real estate investment trusts in developed and emerging markets worldwide.

Fixed Income Investments.  As of December 31, 2021, Principal Global Fixed Income and Principal Real Estate Investors, LLC along with Spectrum Asset Management, Inc. and Post Advisory Group, LLC managed $228.4 billion in global fixed income assets. Collectively, our experience in fixed income management spans multiple economic and credit market cycles and encompasses all major fixed income security types and sectors, including commercial mortgage-backed securities (“CMBS”). Our research and risk management capabilities in worldwide debt markets provide a strong foundation for broadly diversified “multi-sector” portfolios, tailored to specific client objectives.

Real Estate and Other Alternative Investments.  We offer products and services through other alternative asset classes including managing private real estate equity through Principal Real Estate Investors, LLC and Principal Real Estate Europe Limited; managing commercial mortgages and bridge/mezzanine loans through Principal Real Estate Investors, LLC and managing real estate and timber investments through Claritas. As of December 31, 2021, we managed $71.6 billion in alternative asset classes.

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

Markets and Distribution

Our products and services are distributed through various channels to reach and meet the needs of a broad investor base. We distribute our services through institutional and retail sales representatives, relationship management and client service professionals who work with consultants and directly with investors to acquire and retain institutional clients, retail clients and other investors.  We also maintain relationships with independent broker-dealers to distribute our products and services, maintaining relationships with over 69,000 independent brokers, consultants and agents. As of December 31, 2021, Principal Global Investors and its focused investment teams had over 750 third party institutional clients in 41 countries with $124.6 billion of AUM.

Principal International Segment

Our Principal International segment has operations in Latin America and Asia. We focus on locations with growing middle classes and affluent segments, favorable demographics and increasing long-term savings, ideally with defined contribution retirement markets. We also focus on markets with relevant size where we have competitive advantages. We entered these locations through acquisitions, start-up operations and joint ventures.

The activities of our Principal International segment reflect our efforts to provide long-term savings and retirement solutions to individuals in the locations in which we operate as well as asset management services for institutional clients. We offer pension accumulation products and services, mutual funds, asset management, income annuities and life insurance accumulation products.

Markets, Products and Distribution

Latin America

Brazil.  We offer pension accumulation, income annuity, and life insurance accumulation products through a co-managed joint venture, Brasilprev Seguros e Previdencia S.A. (“Brasilprev”). We owned 25.005% of the economic interest and 50.01% of the voting shares as of December 31, 2021. The partner is Banco do Brasil (“Banco”), which had 3,980 Brazilian branches as of September 30, 2021.

Brasilprev has the exclusive distribution rights of its pension accumulation and income annuity products through the Banco network until October 2032. Our joint venture provides products for the retirement needs of individuals and employers. Banco’s employees sell these products directly to individual clients through its bank branches and digital channels. In addition, our joint venture reaches corporate clients through two wholesale distribution channels: (1) a network of independent brokers who sell to the public and (2) Banco’s corporate account executives who sell to existing and prospective corporate clients. As of December 31, 2021, Brasilprev had $57.6 billion of AUM.

We also distribute pension and other protection products through a digital insurance brokerage company, Ciclic Corretora de Seguros S.A. (“Ciclic”). Our partner is BB Corretora De Seguros e Administradora De Bens S.A. (a subsidiary of Banco). We owned 25.005% of the economic and 50.01% of the voting shares of Ciclic as of December 31, 2021.

Chile.  We offer a complete array of pension accumulation and income annuity solutions. We also offer mutual fund, asset management services and life insurance accumulation products. Our subsidiaries in Chile had $40.6 billion of AUM as of December 31, 2021.

We offer mandatory employee-funded pension and voluntary savings plans through Administradora de Fondos de Pensiones Cuprum S.A. (“Cuprum”). We owned 97.97% of Cuprum as of December 31, 2021, and the rest is publicly floated. Cuprum’s products are sold through digital means and via a proprietary sales network of approximately 810 sales employees as of December 31, 2021.

We offer income annuity and life insurance accumulation solutions through Principal Compañía de Seguros de Vida Chile S.A., our wholly owned life insurance company. The annuity products are distributed directly by our sales teams and through a network of brokers and independent agents. Life insurance accumulation products are offered to individuals through brokers and financial advisors and through digital means.

We offer voluntary savings plans, mutual funds, and asset management solutions through Principal Administradora General de Fondos S.A., our wholly owned mutual fund company. Products are distributed to retail and institutional clients through digital means as well as through our proprietary sales force, financial advisors, brokerage houses and alliances with financial institutions.

Mexico.  We offer pension accumulation, mutual funds and asset management services through our wholly owned companies with $17.8 billion of AUM as of December 31, 2021.

We offer mandatory and voluntary pension plans through Principal Afore, S.A. de C.V., Principal Grupo Financiero. We manage and administer individual retirement accounts under the mandatory privatized social security system for formal employees in Mexico. As of December 31, 2021, we had approximately 2.6 million individual retirement accounts. We distribute products and services through a proprietary sales force of approximately 1,080 sales representatives as of December 31, 2021, as well as independent brokers who sell directly to individuals.

We offer mutual funds and asset management services through Principal Fondos de Inversión, S.A. de C.V., Operadora de Fondos de Inversión, Principal Grupo Financiero. We distribute products and services through a sales force of approximately 50 employees as of December 31, 2021, and through distribution agreements with other financial entities. We offer both domestic and international products, typically sold directly to clients.

In 2021, Principal Seguros, S.A. De C.V., Principal Grupo Financiero, entered into an agreement to assign its portfolio of life, accident and disability insurance to Seguros Banorte, S.A. de C.V. (“Banorte”). Banorte is a member of the Banorte financial services group. This portfolio transfer occurred in December 2021.

Asia

China. We offer mutual funds and asset management services to individuals and institutions through a joint venture, CCB Principal Asset Management Co., Ltd. (“CCB PAM”). We owned 25% of CCB PAM as of December 31, 2021. China Construction Bank (“CCB”) is the majority partner with 65% ownership. China Huadian Capital Holdings owns 10%. CCB PAM distributes its mutual funds through CCB and third-party distributors such as banks, securities brokers and e-channels. CCB provides widespread distribution support for the joint venture via its extensive network of approximately 14,700 bank branches as of December 31, 2020, and brand awareness activities. Although not included in our reported AUM, the joint venture had $175.4 billion of AUM as of December 31, 2021.

Hong Kong Special Administrative Region.We offer both pension saving and mutual fund products to corporate and individual clients through wholly owned companies with $12.5 billion in AUM as of December 31, 2021.

We offer two types of pension saving schemes, Mandatory Provident Fund and Occupational Retirement Schemes Ordinance, which we distribute through third party intermediaries such as insurance companies, independent financial advisors, brokers, and employee benefit consultants. Our most significant partnership is with AXA Hong Kong with whom we have a 15-year distribution partnership through 2030. We serviced approximately 643,000 accounts as of December 31, 2021. To help Hong Kong customers save for retirement beyond the mandatory pension schemes, Principal also offers mutual funds to retail customers through third party intermediaries, the most significant being banks.

India. We offered mutual funds and asset management services to both retail and corporate customers through Principal Asset Management Private Limited. Principal Retirement Advisors Private Limited focused on long-term and retirement investments.

In January 2021, we signed an agreement of our intention to sell our Principal International India retail investment and retirement operations, including Principal Asset Management Private Limited, Principal Trustee Company Private Limited and Principal Retirement Advisors Private Limited to Sundaram Mutual. The sale closed in December 2021.

Southeast Asia. We offer mutual funds, asset management services and retirement solutions through our joint ventures in Malaysia, Principal Asset Management Berhad (“PAM”) and Principal Islamic Asset Management Sdn. Bhd. (“PIAM”). The partner is CIMB Group (“CIMB”), a leading ASEAN universal bank that has strong presence in the region. The joint ventures had $23.4 billion of AUM as of December 31, 2021.

PAM offers conventional and Islamic mutual funds, retirement solutions through the branches of CIMB (730 bank branches throughout ASEAN and beyond as of September 30, 2021) and through its agency sales force of 2,750 agents selling to retail customers as of December 31, 2021. PAM also distributes its mutual funds and retirement solutions through third party institutions including banks, security houses and digital platforms such as digital wallet and online marketplaces. PAM has subsidiaries in Singapore (Principal Asset Management (S) Pte. Ltd.), Indonesia (PT Principal Asset Management) and Thailand (Principal Asset Management Company Limited).

PIAM offers Islamic asset management services to clients across Southeast Asia and the Middle East. PIAM also offers Islamic mutual funds in Southeast Asia, the Middle East and Europe via Principal Global Investors’ UCITS platform in Dublin.

U.S. Insurance Solutions Segment

Our U.S. Insurance Solutions segment activities date back to 1879 when we first began selling individual life insurance products. We expanded our offering to include group insurance products in the 1940s and have continued to expand our product portfolio over time. We are uniquely positioned to protect businesses through our broad set of solutions, our expertise and the experiences we offer.

●	We protect their employees by offering a comprehensive set of employee benefits that helps recruit and retain talent including nonqualified deferred compensation, employer paid and voluntary group benefits, and guaranteed standard issue life and individual disability insurance.
●	We protect their business in the event of a death, disability or resignation of a key employee or future change in management through business owner solutions and disability solutions.
●	We protect business owners and their personal needs by helping maintain their lifestyle through life or disability insurance and building and protecting their retirement savings.

We organize our operations into two divisions: Specialty Benefits insurance and Individual Life insurance. However, we share key resources in our core areas such as strategic leadership, distribution and marketing.

Specialty Benefits Insurance

Specialty Benefits insurance, which includes group dental, vision, life, critical illness, accident, paid family and medical leave (“PFML”),disability insurance and individual disability insurance, is an important component of the employee benefit offering at small and medium-sized businesses.

Products and Services

Group Dental and Vision Insurance. Our plans provide partial reimbursement for dental and vision expenses. As of December 31, 2021, we had over 96,000 group dental and vision insurance policies in force covering over 2.4 million employees. According to Life Insurance and Market Research Association (“LIMRA”), we were the 5th largest group dental insurer in terms of number of contracts/employer groups in force in 2020. In addition to indemnity and preferred provider organization dental offered on both an employer paid and voluntary basis, we offer a prepaid dental plan in Arizona through our Employers Dental Services, Inc. subsidiary. We also offer a discount dental product nationally. Our indemnity vision and our managed care vision products are offered on both an employer paid and voluntary basis.

Group Life and Other Insurance. Our group life insurance provides coverage to employees and their dependents for a specified period. As of December 31, 2021, we had over 81,000 group policies providing nearly $147.0 billion of group life insurance in force to approximately 2.6 million employee lives. According to LIMRA, in 2020.  we were ranked 1st in the U.S. in terms of the number of group life insurance contracts in force. We currently sell traditional group life insurance that does not provide for accumulation of cash values on both an employer paid and voluntary basis. Our group life insurance business remains focused on the traditional, annually renewable term product. Group term life and group universal life accounted for 99% and 1%, respectively, of our total group life insurance in force as of December 31, 2021. We no longer market group universal life insurance to new employer groups.

Group Disability Insurance. Our group disability insurance provides a benefit to insured employees who become disabled. In most instances, this benefit is in the form of a monthly income. Our group disability products include both short-term and long-term disability, offered on both an employer paid and voluntary basis. As of December 31, 2021, long-term disability represented 60% of total group disability premium, while short-term disability represented 40% of total group disability premium. We also provide disability management services, called rehabilitation services, to assist individuals in returning to work as quickly as possible following disability. We work with disability claimants to improve the approval rate of Social Security benefits, thereby reducing payment of benefits by the amount of Social Security payments received. As of December 31, 2021, we served approximately 2.0 million employee lives through over 58,000 contracts. According to LIMRA, our group short-term disability business was ranked 4th and our group long-term disability business was ranked 3rd in the U.S. as of December 31, 2020, in terms of number of contracts/employer groups in force. We also offer voluntary critical illness insurance, which provides a lump-sum cash benefit to pay for additional expenses associated with the five most common critical illnesses, and voluntary accident insurance, which pays a lump sum when covered injuries occur because of an accident. In 2021, we began selling PFML on a limited basis, which provides paid time off to care for specified family needs or an employee’s own serious health condition.

Individual Disability Insurance. Individual disability insurance has been sold since the early 1950s. Our individual disability insurance products provide income protection to the insured member and/or business in the event of disability. In most instances, this benefit is in the form of a monthly income. In addition to income replacement, we offer products to pay business-related costs such as overhead expenses for a disabled business owner, buy-out costs for business owners purchasing a disabled owner’s interest in the business, expenditures for replacement of a key person and business loan payments. We also offer a product to protect retirement savings in the event of disability. As of December 31, 2021, we served approximately 215,000 individual disability policyholders. According to LIMRA, our individual disability business was ranked 4th in the U.S. in terms of premium in force in the non-cancellable segment of the market and 4th overall, as of December 31, 2020.

Fee-for-Service. We offer administration of group dental, disability and vision benefits on a fee-for-service basis.

Individual Life Insurance

We specialize in providing solutions for small to medium-sized businesses to protect against risk and loss, assist with succession planning and wealth transfer and to build and protect wealth for retirement. We also provide solutions to meet the personal needs of business owners, executives and key employees. As of September 30, 2021, we narrowed our focus to the business market and ceased sales to the retail consumer market. We announced on January 31, 2022, that we plan to reinsure our ULSG block of business with Sutton Cayman as part of the Reinsurance Transaction. Our U.S. operations administered approximately 742,000 individual life insurance policies with over $520.0 billion of individual life insurance in force as of December 31, 2021.

Products and Services

Our Business Solutions platform as well as our nonqualified deferred compensation offering combines administration and consulting to service our clients’ needs. We target the business and personal insurance needs of owners, executives and key employees of small and medium-sized businesses with an increasing focus on providing insurance solutions for nonqualified executive benefits. We no longer market our products to retail customers. We offer a variety of individual life insurance products, both interest sensitive (including universal life, variable universal life and indexed universal life insurance) and traditional.

Interest Sensitive. We offer universal life, variable universal life and indexed universal life insurance products. These products offer the policyholder the option of adjusting both the premium and the death benefit amounts of the insurance contract. Universal life insurance typically includes a cash value account that accumulates at a credited interest rate based on the investment returns of the block of business. Variable universal life insurance is credited with the investment returns of the various investment options selected by the policyholder. Indexed universal life is credited with investment returns tied to an external index, subject to a contractual minimum and maximum. For the year ended December 31, 2021, interest sensitive products represented 19% of individual life insurance in force and generated 60% of individual life insurance annualized first year premium sales.

After a deduction for policy level expenses, we credit net deposits to an account maintained for the policyholder. For universal life contracts, the entire account balance is invested in the general account. Interest is credited to the policyholder’s account based on the earnings on general account investments, subject to contractual minimums. For variable universal life contracts, the policyholder may allocate the account balance among our general account and a variety of mutual funds underlying the contract. Interest is credited on amounts allocated to the general account in the same manner as for universal life. Net investment performance on mutual funds is allocated directly to the policyholder accounts; the policyholder bears the investment risk. For indexed universal life, the policyholder may allocate the account balance among our general account and two index accounts. Interest is credited on amounts allocated to the general account in the same manner as for universal life. Net investment performance on the index accounts is allocated directly to the policyholder accounts, subject to the contractual minimum and maximum. Some of our interest sensitive contracts contain what are commonly referred to as “secondary” or “no-lapse” guarantee provisions. These no-lapse guarantees keep the contract in force, even if the policyholder’s account balance is insufficient to cover all of the contract charges, provided that the policyholder has continually paid a specified minimum premium. Starting in January 2021, we no longer market universal life insurance with lifetime secondary guarantee provisions.

Traditional Life Insurance. Traditional life insurance includes term, whole and adjustable life insurance products. Term insurance products provide a guaranteed death benefit for a specified period of time in return for the payment of a fixed premium. Term life insurance products represented 40% of our individual life insurance annualized first year premium sales for the year ended December 31, 2021, and 79% of individual life insurance in force as of December 31, 2021. Whole life policies provide a guaranteed death benefit and a cash surrender value in return for payment of fixed premiums. Adjustable life insurance products provide a guaranteed benefit in return for the payment of a fixed premium while allowing the policyholder to set the coverage period, premium and face amount combination.

U.S. Insurance Solutions Markets and Distribution

For each of our products, administration and distribution channels are customized to meet customer needs and expectations for that product.

We market our group insurance products to small and medium-sized businesses, through brokers and consultants. We sell our group insurance products in all 50 states and the District of Columbia. We continually adapt our products and pricing to meet local market conditions and to comply with state and federal legislation. We market our fee-for-service capabilities to employers that self-insure their employees’ dental, disability and vision benefits. We market our fee-for-service businesses in all 50 states and the District of Columbia.

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

As of December 31, 2021, we had 148 sales representatives and 157 service representatives in 26 local markets. Our sales representatives accounted for 100% of our group insurance sales for the year ended December 31, 2021. The service representatives play a key role in servicing the case by providing local, responsive services to our customers and their brokers, such as renewing contracts, revising plans, solving administrative issues and communicating the customers’ needs and feedback to us.

We sell our individual life and individual disability insurance products in all 50 states and the District of Columbia, primarily targeting owners, executives and key employees of small and medium-sized businesses. Small and medium-sized business sales represented 56% of individual life sales and 67% of individual disability sales for the year ended December 31, 2021. Our life insurance sales efforts focus on the Nonqualified Deferred Compensation and the Business Solutions market. This strategy offers solutions to address business owner financial challenges such as exiting the business, business transition, retaining key employees and retirement planning. Key employees also have needs to supplement retirement income, survivor income and business protection. We believe the Business Solutions segment offers growth opportunities and we will continue to develop strategies to capitalize on this expanding market.

We distribute our individual life and individual disability insurance products through our affiliated financial representatives and independent brokers, as well as other marketing and distribution alliances. To meet the needs of the various marketing channels, particularly the independent brokers, we employ wholesale distributors — Regional Vice Presidents for nonqualified, business solutions and individual disability.

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

We believe our strong ratings are an important factor in marketing our products to our distributors and customers, as ratings information is broadly disseminated and generally used throughout the industry. Our ratings reflect each rating agency’s opinion of our financial strength, operating performance and ability to meet our obligations to policyholders and are not evaluations directed toward the protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security, including our common stock. For more information on ratings, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financial Strength and Credit Ratings.”

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

In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners (“NAIC”) has established risk-based capital (“RBC”) standards. The standards require life insurers to submit a report to state regulators on an annual basis regarding their RBC based upon categories of risk including the following: asset risk, insurance risk, interest rate risk and business and operational risk. As of December 31, 2021, the statutory surplus of each of our U.S. life insurance companies exceeded the minimum RBC requirements.

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

U.S. Executive Orders

The President of the United States manages the operations of the Executive branch of Government through Executive orders. As a U.S.-based business, we are subject to certain Executive orders that could affect our business, operations, regional footprint, risk management strategies and investments and increase our costs of compliance.

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

Our governance structure includes Board of Directors oversight, internal risk committees, an enterprise risk management function and embedded risk professionals in our business units and functional areas. Our Board of Directors, Audit Committee, Finance Committee, Human Resource Committee and Nominating and Governance Committee provide oversight no less frequently than quarterly, addressing relevant aspects of our risk profile.

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

The business units and functional areas are responsible for identifying, assessing, monitoring, reporting and managing their own risks. Chief Risk Officers dedicated to each business unit help align risk management practice with the strategies of the unit as well as with enterprise-wide objectives. The enterprise Chief Risk Officer and supporting staff provide objective oversight, framework enablement and aggregated risk analysis. Internal Audit provides independent and timely assurance around the effectiveness of governance, risk management and controls that mitigate current and evolving risks. The Chief Internal Auditor reports functionally to the Audit Committee and administratively to the Chief Risk Officer. Internal Audit’s responsibilities are independently performed under the oversight of the audit committees of PFG and its member companies.

Risk appetites, tolerances and limits have been established from an enterprise-wide and business unit perspective for specific risk categories, where appropriate. We monitor a variety of risk metrics on an ongoing basis and take the appropriate steps to manage our established risk appetites and tolerances. Quarterly risk reporting provides a feedback loop between business units, functional areas, our internal risk committees and the enterprise risk management function. This reporting also includes perspectives on emerging risk. To the extent potentially significant business activities or operational initiatives are considered, analysis of the possible impact on our risk profile takes place. This analysis includes, but is not limited to, the capital implications; the impact on near term and long-term earnings; the ability to meet our targets with respect to return on equity, liquidity, debt/capital, cash coverage, business risk and operational risk; and the impact to our reputation.

Human Capital

As of December 31, 2021, we employed approximately 18,600 people across the globe. Our employees work from many locations and across multiple business units and are united by a common purpose: to foster a world where financial security is more accessible to individuals and businesses. We start by listening to our customers to understand their needs, goals and barriers. From there, we leverage our deep global expertise to provide the guidance, products and experiences that create opportunities for more people to save, invest and protect their financial futures. Our purpose inspires our approach to attracting, retaining and developing our workforce.

We invest in the growth and development of our employees in a variety of ways, including experiential learning, relationships with colleagues, formal programming and just-in-time resources. New in 2021, we partnered with an external vendor to provide our global employee population with access to over 16,000 educational courses. This investment ensures our employees have ready access to develop those skills which are most critical to their current and future career aspirations. In addition, our global mentoring program entered its second year, connecting colleagues from across the world to strengthen inclusive capabilities, transfer institutional knowledge and build relationships. In 2021 we also expanded the internal forum through which we post short-term growth assignments for existing employees. Additional targeted development opportunities exist for leaders and employees identified as high potential talent.

We know a diverse workforce and inclusive culture makes us stronger, which is why we strive to provide a work environment where every employee feels welcomed, respected and has an opportunity to thrive. We are committed to providing our leaders across the globe with regular implicit bias and inclusive leadership training, with the goal of enabling teams to make better decisions and become more connected, collaborative and creative. In 2021, we also offered leaders the opportunity to participate in “Inclusion Connect” discussion groups focused on education in support of our global inclusion strategy and engagement about current events impacting our employees.

Our long-standing inclusive culture continued to be recognized in 2021. We were again included by Forbes in its lists of Best Employers for Women (July 2021) and Best Employers for Diversity (April 2021). We also earned perfect scores on the Disability: IN Disability Equality Index (August 2021) and the Human Rights Campaign Foundation’s 2021 Corporate Equality Index (January 2021), the latter of which resulted in the designation of a Best Place to Work for LGBTQ+ Equality. For the first time, we joined the Bloomberg Gender Equality Index, solidifying our commitment to gender equality and were included by Diversity MBA Media in its publication “50 Out Front; Bests Places to Work for Women and Diverse Managers.” At the same time, we know we can do better. We continuously strive for greater equity in our human capital processes and track our progress through a diversity index that is one of the measures included in our corporate balanced scorecard. The measures included on our corporate balanced scorecard are the most critical in understanding company-wide performance and informing business decisions.

While 2021 presented employers with unprecedented challenges, we are proud of our track record when it comes to retaining employees. As of December 31, 2021, the average tenure of our U.S. employees was 11.7 years and our annual U.S. employee turnover rate was 13.1%. Our customer focus, commitment to ethical practices, continuous learning opportunities and inclusive environment drive a strong culture where employees can thrive.

Additionally, retention strategies are woven into our compensation and retirement programs. The programs for the broader employee population include our Employee Stock Purchase Plan and our annual incentive program. Employees outside our asset management business are eligible to participate in a cash balance defined benefit retirement plan. For select employees, we offer our Long-Term Incentive Plan, which is a stock-based compensation plan. We also offer employees a comprehensive suite of health and welfare benefits, designed to support them through all stages of their career and life. We put a special emphasis on employee wellbeing by offering a wide range of programming aimed at improving or maintaining overall health, including state-of-the-art wellness centers.

In addition to providing competitive total rewards and benefits, we provide employees with a myriad of opportunities to support the organizations and causes that are important to them. This includes offering volunteer time off and organizing on-campus and virtual volunteer opportunities to encourage employees in their charitable endeavors. In 2021, we opened a new Community Learning Center in our Des Moines, Iowa headquarters focused on the professional development, technology skills and financial literacy of students in grades 6 through 12. Employees also utilize our matching programs to maximize the impact of their giving.

We routinely track employee engagement and changes in employee sentiment by actively listening to employees through regular surveys and listening teams comprised of employees and leaders throughout the organization. In 2021, employee engagement remained strong despite the prolonged, challenging circumstances presented by the global pandemic. We are operating from a position of strength as we continue to navigate our new normal.

Throughout the pandemic the vast majority of our global workforce has worked remotely, with many employees adopting a hybrid work arrangement. Our employees’ safety has been our top priority; where offices have reopened, we have consistently followed guidance provided by the World Health Organization and the U.S. Centers for Disease Control and Prevention. We also have provided education on, encouraged and enabled the novel coronavirus (“COVID-19”) vaccinations for our workforce. As each of our global locations begins to re-open, we are embracing flexibility with respect to when and where work gets done.

The following tables present demographics of our December 31, 2021, employee workforce, our Executive Management Group (“EMG”), and the Directors on the Principal Financial Group, Inc. Board of Directors.

	December 31, 2021
	Global Employees	Global EMG	Board of Directors
Female	54%	42%	38%
Male	46	58	62

	December 31, 2021
	U.S. Employees (1)	U.S. EMG (1)	Board of Directors
Asian	4%	—%	—%
Black	4	—	15
Latino	4	—	15
White	86	100	70
Other	2	—	—
Total	100%	100%	100%
(1)	Reporting on racial diversity is more nuanced, and in many cases, not disclosed outside the U.S. Two EMG members and approximately 7,100 employees are based outside the U.S.

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

Risks relating to economic conditions, market conditions and investments

In general, economic and market conditions can cause variability in the following factors: demand for our products and services, short-term and long-term interest rates, inflation and deflation, equity returns, credit spreads, liquidity of investments, level of premiums and deposits, level of delinquencies and defaults, level of claims, level of surrenders and withdrawals and foreign exchange rates. The net effect of this variability can include reductions in business volumes or AUM, reductions in revenues, additional operating expenses, reductions or volatility in net income, inability to meet liquidity needs, inability to access capital and increased cost of capital.

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

Risks relating to laws, regulations and taxation

Many different regulatory bodies govern our company. We are required to comply with federal securities laws; insurance regulations; employee benefit plan regulations; financial services regulations; U.S. and international tax regulations; environmental, social and governance (“ESG”) requirements; and cybersecurity and privacy regulations. Complying with the various regulations can increase our cost of doing business. We could also face potential fines or reputational risk if we do not comply. In addition, changes in tax laws can reduce sales of certain tax-advantaged products or increase our operating expenses. Changes in accounting standards may adversely impact reported results of operations and financial condition. Litigation and tax audits can increase costs and create adverse publicity for us.

Risks relating to our business

Business risks include risks associated with competition, products, fraud, external business partner relationships, acquisitions, the COVID-19 pandemic and the inability to complete the Reinsurance Transaction within the terms or timing being contemplated. In general, the risks related to our business can cause variability in the following factors: demand for our products and services, level of premiums and deposits, level of claims and level of surrenders and withdrawals. The net effect of this variability can include reductions in business volumes, disruptions in business operations, reductions in revenues, increased claims or operating expenses, reduced economic activity, reductions or volatility in net income or adverse effects on our results of operations and financial condition.

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

We maintain a level of cash and securities which, combined with expected cash inflows from investments and operations, is believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations. However, withdrawal and surrender levels may differ from anticipated levels for a variety of reasons, such as changes in economic conditions or changes in our claims paying ability and financial strength ratings. For additional information regarding our exposure to interest rate risk and the impact of a downgrade in our financial strength ratings, see “—Changes in interest rates or credit spreads or a sustained low interest rate environment may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period to period” and “—A downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales, terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition.” In addition, mark-to-market adjustments on our investments and derivative instruments may lead to fluctuations in our reported capital. Volatility, uncertainty or disruptions in the capital or credit markets may result in the need for additional capital to maintain a targeted level of U.S. statutory capital relative to the NAIC’s RBC requirements. In the event our current internal sources of liquidity do not satisfy our needs, we may have to seek additional financing and, in such case, we may not be able to successfully obtain additional financing on favorable terms or at all. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as customers’ or lenders’ perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us.

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

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. Continued adverse economic conditions may result in a decline in our AUM, AUA and revenues and erosion of our profit margins. In addition, in the event of extreme prolonged market events and economic downturns, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, investor and consumer confidence, foreign currency exchange rates and inflation levels all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment, negative investor sentiment and lower consumer spending, the demand for our financial and insurance products could be adversely affected. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. In addition, reductions in employment levels of our existing employer customers may result in a reduction in membership levels and premium income for our specialty benefits products. Participants within the retirement plans for which we provide administrative services may elect to reduce or stop their payroll deferrals to these plans, which would reduce AUM, AUA and revenues. In addition, reductions in employment levels may result in a decline in employee deposits into retirement plans. Adverse changes in the economy could affect net income negatively and could have a material adverse effect on our business, results of operations and financial condition.

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

Volatility or declines in the equity, bond or real estate markets could reduce our AUM and AUA and may result in investors withdrawing from the markets or decreasing their rates of investment, all of which could reduce our revenues and net income.

Because the revenues of our asset management and accumulation businesses are, to a large extent, based on the value of AUM and AUA, a decline in domestic and global equity, bond or real estate markets will decrease our revenues. Turmoil in these markets could lead investors to withdraw from these markets, decrease their rates of investment or refrain from making new investments, which may reduce our AUM, AUA, revenues and net income.

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

In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it would not persuade or compel LIBOR panel banks to submit LIBOR rates after 2021. As a consequence, LIBOR and other inter-bank offered rates around the world are undergoing a transition to other reference rates. In March 2021, the Financial Conduct Authority announced that LIBOR will no longer be published on a representative basis after December 31, 2021, with the exception of the most commonly used tenors of U.S. dollar LIBOR, which will no longer be published on a representative basis after June 30, 2023. The transition to other reference rates may affect the value of certain derivatives and floating rate securities we hold, floating rate securities we have issued and the profitability of certain real estate lending activity. Additionally, pricing activities, models and the profitability of certain businesses may also be impacted.

The effect of any changes to LIBOR or discontinuation of LIBOR on new or existing financial instruments, liabilities or operational processes will vary depending on a number of factors. Examples of potential factors include, but are not limited to: fallback provisions in contracts; adoption of replacement language in contracts where such language is currently absent; legislative remedies that address fallback provisions; potential changes in spreads causing valuation changes; treatment of hedge effectiveness and impacts on models and systems. We are identifying, assessing and monitoring market and regulatory developments; assessing agreement terms and continue to execute our operational readiness.

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

We are subject to the risk that the issuers of the fixed maturities we own will default on principal and interest payments. As of December 31, 2021, our U.S. investment operations held $75.6 billion of fixed maturities, or 74% of total U.S. invested assets, of which approximately 6% were below investment grade, and $26.2 million, or 0.03% of our total fixed maturities, were classified as either “problem,” “potential problem” or “restructured.” See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — Fixed Maturities.”

As of December 31, 2021, the international investment operations of our fully consolidated subsidiaries held $3.0 billion of fixed maturities, or 44%, of total international invested assets, of which 4% are government bonds. Some non-government bonds have been rated on the basis of the issuer’s country credit rating. However, the ratings relationship between national ratings and global ratings is not linear with the U.S. The starting point for national ratings differs by country, which makes the assessment of credit quality more difficult. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — International Investment Operations.” An increase in defaults on our fixed maturities portfolio could harm our financial strength and reduce our profitability.

An increased rate of delinquency and defaults on our commercial mortgage loans, including balloon maturities with and without amortizing payments, may adversely affect our profitability.

Our commercial mortgage loan portfolio faces both delinquency and default risk. Commercial mortgage loans of $16.4 billion represented 15% of our total invested assets as of December 31, 2021. As of December 31, 2021, there were no loans in the process of foreclosure in our commercial mortgage loan portfolio. The performance of our commercial mortgage loan investments, however, may fluctuate in the future. An increase in the delinquency rate of, and defaults under, our commercial mortgage loan portfolio could harm our financial strength and decrease our profitability.

As of December 31, 2021, approximately $13.4 billion, or 84%, of our U.S. investment operations commercial mortgage loans before valuation allowance had balloon payment maturities. A balloon maturity is a loan with all or a meaningful portion of the loan amount due at the maturity of the loan. The default rate on commercial mortgage loans with balloon payment maturities has historically been higher than commercial mortgage loans with a fully amortizing loan structure. Since a significant portion of the principal is repaid at maturity, the amount of loss on a default is generally greater than fully amortizing commercial mortgage loans. An increase in defaults on balloon maturity loans as a result of the foregoing factors could harm our financial strength and decrease our profitability.

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

We hold certain investments that may be less liquid than our publicly traded fixed maturities, such as privately placed fixed maturities, mortgage loans and real estate investments. These asset classes represented approximately 46% of the value of our total invested assets as of December 31, 2021.

If we require significant amounts of cash on short notice, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize or both. The reported value of our relatively illiquid types of investments, our investments in the asset classes described above and, at times, our high quality, generally liquid asset classes, do not necessarily reflect the lowest possible price for the asset. If we were forced to sell certain of our assets in the current market, there can be no assurance we will be able to sell them for the prices at which we have recorded them, and we may be forced to sell them at significantly lower prices.

The impairment of derivative counterparties could adversely affect us.

We use derivative instruments to hedge various risks we face in our businesses. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” We enter into a variety of derivative instruments with a number of counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, clearinghouses, exchanges and other institutions. For transactions where we are in-the-money, we are exposed to credit risk in the event of default of our counterparty. We establish collateral agreements with nominal thresholds for a large majority of our counterparties to limit our exposure. However, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the derivative exposure. With regard to our derivative exposure, we have over-collateralization requirements on the portion of collateral we hold, based on the risk profile of the assets posted as collateral. We also have exposure to these financial institutions in the form of unsecured debt instruments and equity investments. Such losses or impairments to the carrying value of these assets may materially and adversely affect our business and results of operations.

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

Commercial mortgage lending in the state of California accounted for 23%, or $3.7 billion, of our U.S. investment operations commercial mortgage loan portfolio before valuation allowance as of December 31, 2021. Due to this concentration of commercial mortgage loans in California, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to catastrophes, including but not limited to earthquakes, that may affect the region. While we generally do not require earthquake insurance for properties on which we make commercial mortgage loans, we do take into account property specific engineering reports, construction type and geographical concentration by fault lines in our investment underwriting guidelines. If economic conditions in California deteriorate or catastrophes occur, we may in the future experience delinquencies or defaults on the portion of our commercial mortgage loan portfolio located in California, which may harm our financial strength and reduce our profitability.

Gross unrealized losses may be realized or result in future credit losses, resulting in a reduction in our net income.

Fixed maturities that are classified as available-for-sale (“AFS”) are reported on the consolidated statements of financial position at fair value. Unrealized gains or losses on AFS securities, excluding those in fair value hedging relationships, are recognized as a component of accumulated other comprehensive income (“AOCI”) and are, therefore, excluded from net income. Our U.S. investment operations had gross unrealized losses on fixed maturities of $309.3 million pre-tax as of December 31, 2021, and the component of gross unrealized losses for securities trading down 20% or more for over six months was $7.6 million pre-tax. The accumulated change in fair value of the AFS securities is recognized in net income when the gain or loss is realized upon the sale of the asset or in the event that the decline in fair value requires an allowance for credit loss. Realized losses or credit losses may have a material adverse impact on our net income in a particular quarterly or annual period.

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

Risks relating to estimates, assumptions and valuations

Our valuation of investments and the determinations of the amount of allowances and impairments taken on our investments may include methodologies, estimations and assumptions that are subject to differing interpretations and, if changed, could materially adversely affect our results of operations or financial condition.

Fixed maturities, equity securities and derivatives represent the majority of assets and liabilities reported at fair value on our consolidated statements of financial position, excluding separate account assets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Fair value estimates are made based on available market information and judgments about the financial instrument at a specific point in time. Considerable judgment is often required to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

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

The profitability of our insurance and annuity products depends significantly upon the extent to which our actual experience is consistent with the assumptions used in setting prices for our products and establishing liabilities for future insurance and annuity policy benefits and claims. The premiums we charge and the liabilities we hold for future policy benefits are based on assumptions reflecting a number of factors, including the amount of premiums we will receive in the future, rate of return on assets we purchase with premiums received, expected claims, mortality, morbidity, lapse rates and expenses. However, due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of the liabilities for unpaid policy benefits and claims, we cannot precisely determine the amounts we will ultimately pay to settle these liabilities, the timing of such payments, or whether the assets supporting the liabilities, together with any future premiums, will be sufficient to satisfy the liabilities. As a result, we may experience volatility in the level of our profitability and our reserves from period to period. To the extent that actual experience is less favorable than our underlying assumptions, we could be required to increase our liabilities, which may harm our financial strength and reduce our profitability.

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

The NAIC regularly reviews and updates its U.S. statutory reserve and RBC requirements. Changes to these requirements may increase the amount of reserves and capital our U.S. insurance companies are required to hold and may adversely impact Principal Life’s ability to pay dividends or other distributions to its parent. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of regulatory restrictions on Principal Life’s ability to pay dividends or other distributions. In addition, changes in statutory reserve or RBC requirements may adversely impact our financial strength ratings. See the risk factor entitled “A downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales, terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition” for a discussion of risks relating to our financial strength ratings.

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

On January 31, 2022, we announced that we had entered into an MTA with Sutton Cayman in which we will cede 100% of our in-force U.S. retail fixed annuity and ULSG blocks of business to Sutton Cayman. See Item 1. “Business,” for information about the Reinsurance Transaction and “—We face risks in completing the Reinsurance Transaction within the terms or timing contemplated” for information on risks associated with the Reinsurance Transaction.

The NAIC is pursuing a variety of reforms to its RBC framework, which could increase our capital requirements for our U.S. insurance businesses. A new longevity risk charge was adopted in 2021. Changes to risk charges for bonds and real estate were also adopted for 2021. Changes to the charge for mortality risk are currently under consideration and could be adopted in the near future.

In 2020, the NAIC created a special committee on “Race and Insurance” (“Special Committee”) to investigate how regulators and industry can increase diversity and inclusion, whether current practices exist that might disadvantage minorities and how to address any such practices. The Special Committee’s work continued in 2021 and we expect further NAIC discussion during 2022 and potentially limited state-by-state activity, depending on the pace of NAIC progress.

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

The International Association of Insurance Supervisors has adopted its common framework for the supervision of Internationally Active Insurance Groups (“IAIGs”). We currently are not designated as an IAIG. If we were so designated in the future, we may be subject to supervision and capital requirements beyond those applicable to any competitors without those designations. These international frameworks may influence the regulatory capital requirements in the jurisdictions in which we operate, potentially leading to an increase in our capital requirements.

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

In June 2020, the DOL finalized a new prohibited transaction exemption (“PTE 2020-02”) that allows financial institutions (banks, insurers, registered broker-dealers and investment advisers or any other entity provided under individual exemption by the DOL) to receive compensation for non-discretionary fiduciary investment advice on products or compensation models that have inherent conflicts of interest (e.g., limited investment platforms, proprietary products, third party payments). The exemption covers investment advice to roll over assets to and from retirement plans and IRAs as well as principal transactions.

Financial institutions and their representatives must meet the following conditions to take advantage of the exemption:

●	Financial institutions must comply with Impartial Conduct Standards.
●	Financial institutions must maintain (and retain for six years) documentation demonstrating that recommendations were in the best interest of the investor.
●	Financial institutions must establish policies and procedures designed to mitigate conflicts of interest by avoiding incentives for financial institutions or professionals to place their interest ahead of the investor.
●	Financial institutions must periodically review and monitor that financial professionals are adhering to policies and procedures, including conducting an annual retrospective review that is reasonably created to assist the financial institution in detecting and preventing violations and achieving compliance, summarized in a written report and certified by a senior officer of the financial institution.

In October 2021, the DOL announced an extension of a non-enforcement policy for PTE 2020-02. Through January 31, 2022, the DOL will not pursue prohibited transaction claims against fiduciaries who act in good faith to comply with the impartial conduct standards of the PTE. After that date and until June 30, 2022, the DOL will not pursue prohibited transaction claims with respect to transactions where the fiduciary does not comply with the rollover-related disclosure and documentation requirements.

The DOL is still expected to initiate a planned regulatory project that includes evaluation of all existing prohibited transaction exemptions, further analysis of the required conditions of the newly issued PTE 2020-02 and a new rulemaking initiative related to the definition of fiduciary. Proposed rules are anticipated to be released in the very near future.

The SEC’s Regulation Best Interest (“Reg BI”) took effect on June 30, 2020. It requires financial professionals to act in consumers’ best interest when giving personalized investment advice.

Notwithstanding the SEC’s Reg BI, which went into effect in 2020, some states may still consider changes to their own insurance and securities laws and/or regulations. In 2020, Massachusetts promulgated regulations imposing a fiduciary duty on broker-dealers and agents and the NAIC adopted best interest enhancements to its existing annuity suitability model. A number of states have adopted the updated NAIC model and many more are poised to take steps in that direction in 2022. Related state fiduciary or “best interest” legislation and/or regulation could occur in 2022.

Financial services regulatory reform may reduce our profitability, impact how we do business or limit our ability to engage in certain capital expenditures.

On July 21, 2010, the Dodd-Frank Act became law. The Act made extensive changes to the laws regulating financial services firms and required various federal agencies to adopt a broad range of new implementation rules and regulations, including those surrounding the use of derivatives. Some aspects of Dodd-Frank continue to be implemented, and there are some efforts to eliminate or adjust certain elements of the law. Uncertainty remains regarding the continued implementation of and potential adjustments to Dodd-Frank and it is uncertain whether changes to Dodd-Frank will result in a material effect on our business operations.

Changes in cybersecurity or privacy regulations may increase our compliance costs, limit our ability to gain insight from data and lead to increased scrutiny.

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

Restrictions on data collection and use may limit opportunities to gain business insights useful to running our business and offering innovative products and services.

We are subject to numerous federal, state and international regulations regarding the privacy and security of personal information. These laws vary widely by jurisdiction. Privacy regulations with a significant impact on our operations include the European Union (“EU”) GDPR , the New York Department of Financial Services Part 500 cybersecurity requirements for financial services companies and the California Consumer Privacy Act. Similar legislation is being enacted around the world with requirements and protections specific to data security requirements, notification requirements for data breaches, the right to access personal data and the right to be forgotten. Changes in existing cybersecurity and privacy regulations or the enactment of new regulations may increase our compliance costs and failure to comply with these regulations may lead to reputational damage, fines or civil damages and increased regulatory scrutiny.

Our financial results may be adversely impacted by environmental, social and governance requirements.

Our financial and operational results could be impacted by emerging risk and changes to the regulatory landscape in areas like ESG requirements. While we closely monitor and respond to topics like social, environmental, and demographic changes that include longer lifespans, income and wealth inequalities, environmental challenges and opportunities to expand global access to the financial system across all segments of the population, updated and changing regulatory and societal environment requirements could impact financial and operational results.

Changes and uncertainty in U.S. and non-U.S. legislation, policy or regulation regarding climate risk management or other ESG practices may result in higher regulatory costs, compliance costs and increased capital expenditures, and changes in regulations may impact security asset prices, resulting in realized or unrealized losses on our investments. Physical risks and transitional risks could increase the company’s cost of doing business and actual or perceived failure to adequately address ESG expectations of our various stakeholders could lead to a tarnished reputation and loss of customers and clients.

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

Our ability to pay stockholder dividends, make share repurchases and meet our obligations may be constrained by the limitations on dividends or other distributions Iowa insurance laws impose on Principal Life.

We are an insurance holding company whose assets include all of the outstanding shares of the common stock of Principal Life and other subsidiaries. Our ability to pay dividends to our stockholders, make share repurchases and meet our obligations, including paying operating expenses and any debt service, depends upon the receipt of dividends or other distributions from Principal Life. Iowa insurance laws impose limitations on the ability of Principal Life to pay dividends or make other distributions to its parent. Any inability of Principal Life to pay dividends or make other distributions in the future may cause us to be unable to pay dividends to our stockholders and meet our other obligations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of regulatory restrictions on Principal Life’s ability to pay dividends or make other distributions.

Changes in accounting standards may adversely affect our reported results of operations and financial condition.

Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). From time to time, we are required to adopt new or revised accounting standards issued by the Financial Accounting Standards Board (“FASB”). The required adoption of future accounting standards may adversely affect our reported results of operations and financial condition and may result in significant incremental costs associated with initial implementation and ongoing compliance. For a discussion of the impact of accounting pronouncements issued but not yet implemented, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies”. In August 2018, the FASB issued final guidance on targeted improvements to the accounting for long-duration insurance contracts. The guidance will become effective for us on January 1, 2023. The new standards will significantly change how we account for many of our insurance and annuity products, which could negatively impact our reported profitability and financial ratios.

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

From time to time, we may become subject to tax audits, tax litigation or similar proceedings, and as a result we may owe additional taxes, interest and penalties in amounts that may be material.

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

Our international businesses face political, legal, operational and other risks that we do not face in our operations in the U.S. We face the risk of discriminatory regulation, nationalization or expropriation of assets, price controls and exchange controls or other restrictions that prevent us from transferring funds from these operations out of the locations in which they operate or converting local currencies we hold into U.S. dollars or other currencies. Our international businesses also face the risk of political instability and social unrest, which heightens our risks as those may lead to disruptions to those businesses and to local financial markets and commerce and reduced economic activity in the countries in which we operate. Some of our international businesses are, and are likely to continue to be, in emerging or potentially volatile markets. Specifically, in Chile various pension reforms are under consideration, including the possible elimination of the private sector in the administration of the mandatory pillar. It is difficult to predict with any certainty the ultimate outcome of any potential reform proposal. In addition, we rely on local staff, including local sales forces, in those locations where there is a risk and we may encounter labor problems with local staff, especially in locations where workers’ associations and trade unions are strong.

Laws in some countries may require more stringent data security such as requiring the processing and storage of their citizens’ personal information to remain in-country. This may result in higher compliance and technology expenses, as well as the suboptimization of business processes.

We face risks arising from fraudulent activities.

Our policyholders may submit fraudulent requests for claim payments. This can result in higher claims expense and higher operational expenses associated with preventing and detecting fraudulent claim requests and other fraudulent activities.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. COVID-19 continues to spread in the United States and throughout the world. Federal, state, and local governments have taken various actions to limit the spread of the disease, including quarantines, travel restrictions, limitations on gatherings, vaccine requirements, closures of businesses and other social distancing measures. The COVID-19 pandemic and the efforts to contain the outbreak have led to significant economic disruption, including declines in interest rates, extreme volatility in financial markets, fluctuations in foreign currency exchange rates, reduced economic activity and a sharp increase in unemployment claims.

The COVID-19 pandemic may have material adverse impacts on our business, results of operations and financial condition. Specific impacts may include, but are not limited to, increased claims on our life and disability insurance business; increased customer withdrawals; operational disruptions; work force impacts, including travel restrictions; health risks to our employees; an increase in defaults on our fixed maturity and mortgage loan portfolios and a reduction in the value and liquidity of our invested assets. In addition, rising unemployment as a result of continued restrictions on businesses may lead to lower sales in our businesses, reduced in-group growth in our Specialty Benefits insurance business and a decline in employee deposits into retirement plans. Ongoing economic disruptions may lead to declines and volatility in interest rates or equity prices, either of which could adversely affect our results of operations and financial condition.

In addition, an increase in claims, surrenders, withdrawals, or other cash demands may adversely impact our liquidity position. Volatility, uncertainty or disruptions in the capital or credit markets may further diminish our ability to meet liquidity needs.

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

We cede life, disability, medical and long-term care insurance to other insurance companies through reinsurance. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies.” On January 31, 2022, we announced that we had entered into an MTA with Sutton Cayman in which we will cede 100% of our in-force U.S. retail fixed annuity and ULSG blocks of business to Sutton Cayman. See Item 1. “Business,” for information about the Reinsurance Transaction. The collectability of reinsurance recoverables is largely dependent on the solvency of the individual insurers. We remain liable to the policyholder, even if the reinsurer defaults on its obligations with respect to the ceded business. In addition, a reinsurer’s insolvency may cause us to lose our reserve credits on the ceded business, in which case we would be required to establish additional reserves.

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

We face risks related to our acquisition of Wells Fargo Bank, N.A.’s IRT business.

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

As a result of the Acquisition, we are for the first time providing trust and custody services for non-retirement plan assets of corporations, foundations, municipalities and other institutions. In addition, as a result of the Acquisition, we are expanding the size of the trust and custody services we currently provide to defined contribution 401(k), defined benefit, employee stock ownership and non-qualified plans.  The entry into and expansion of these business lines may present risks and uncertainties that could have a negative effect on our business, results of operations and/or financial condition, including adverse customer retention. On an ongoing basis, our bank regulators will closely watch our capability to successfully manage this expansion, and they may compel remediation activities and potentially impose fines if they find our compliance to be insufficient.

Trust and custody services include revenues that will vary based on interest rates and customer account balances. A sustained low interest rate environment may adversely affect our revenue, and accordingly, negatively impact our results of operations. Trust and custody services primarily are also a fee-based business, and fees for such trust and custody services may be based on the market value of assets in customers’ accounts; the volume of transactions processed and fees for other services rendered. Disruptions, uncertainty or volatility in the capital markets; weak economic conditions and/or declines in the financial markets may decrease our fee-based revenue, which may negatively impact our results of operations. The market for trust and custody business is highly competitive. If competitors charge lower fees for substantially similar trust and custody services, we may face pressure to lower our prices to attract and retain customers and any reductions in the fees we charge for these services may adversely affect our revenue, and accordingly, negatively impact our results of operations.

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

We face risks in completing the Reinsurance Transaction within the terms or timing contemplated.

On June 28, 2021, we announced changes to our portfolio and capital management strategy to drive profitable growth, reduce capital intensity, sharpen our strategic focus and generate long-term value for shareholders. These changes were approved by our Board of Directors following a comprehensive review of our business mix and capital management options that was undertaken as a part of our entry into a cooperation agreement with one of our largest investors, Elliott Investment Management, LP (the “Strategic Review”).

The Strategic Review, initiated in February 2021, was led by the Finance Committee of the Board of Directors, which is comprised entirely of independent directors. Key results of the Strategic Review include (1) discontinuing sales of U.S. retail fixed annuities and sales of U.S. life insurance to the retail market; (2) investing and expanding in growth areas for fee-based businesses: retirement in the U.S. and emerging markets, global asset management and U.S. specialty benefits and protection in the small-to-medium-sized business market and (3) strengthening our capital management strategy, which includes additional share repurchases. For share repurchase information, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 13, Stockholders’ Equity.”

On January 31, 2022, we announced that we had entered into an MTA with Sutton Cayman in which we will cede 100% of our in-force U.S. retail fixed annuity and ULSG blocks of business to Sutton Cayman.

While the Reinsurance Transaction is expected to close in the second quarter of 2022, it is subject to customary closing conditions, including required regulatory approvals, that could cause us to not close if the conditions to closing are not satisfied or waived. Unanticipated developments could delay, prevent or otherwise affect the proposed closing, including delays in obtaining various state insurance department or other regulatory approvals or disruptions in the capital and financial markets.

If we do successfully close the Reinsurance Transaction, we face a number of risks arising from executing the Reinsurance Transaction, including managing the relationships under reinsurance agreements, managing a smaller portfolio of general account assets and managing relationships with our distribution channels. These risks may prevent us from realizing the expected benefits from the Reinsurance Transaction and could result in the recapture of the ceded business upon the occurrence and continuation of certain events and higher costs related to managing the reinsured blocks of business.

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

Our continued success is dependent upon our ability to earn and maintain the trust and confidence of customers, distributors, employees and other stakeholders. Damage to our reputation may arise from a variety of sources including, but not limited to, litigation or regulatory actions, compliance failures, employee misconduct, cybersecurity incidents or other fraudulent activities, unfavorable press coverage and unfavorable comments on social media. Adverse developments within our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny. Any damage to our reputation could adversely affect our ability to attract and retain customers, distributors and employees, potentially leading to a reduction in our revenues and profitability.

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

We distribute our asset accumulation, asset management and life and specialty benefit insurance products and services through a variety of distribution channels, including our own internal digital channels, sales representatives, independent brokers, banks, broker-dealers and other third party marketing organizations. We must attract and retain sales representatives to sell our products and digital professionals to build and enhance our customers’ digital experience. Strong competition exists among financial services companies for these roles. We compete with other financial services companies for sales representatives primarily on the basis of our financial position, support services and compensation and product features. If we are unable to attract and retain sufficient sales representatives to sell our products, our ability to compete and revenues from new sales would suffer.

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

We rely on external infrastructure, proprietary information technology and third party systems and services to conduct business, including customer service, marketing and sales activities, customer relationship management, producing financial statements and technology/data centers. In addition, we store and process confidential and proprietary business information on both company-owned and third party and/or vendor managed systems, including cloud service providers. We increasingly rely on the internet in order to conduct business and may be adversely impacted by outages in critical infrastructure such as electric grids, undersea cables, satellites or other communications used by us or our third parties. This reliance includes consumer access to the internet and communications systems due to more work taking place outside of corporate locations.

Financial services companies are regularly targeted by cyber criminals, resulting in unauthorized access to confidential information, theft of funds from online accounts, disruption or degradation of service or other damage. These attacks may take a variety of forms, including web application attacks, denial of service attacks, ransomware, other malware, and social engineering, including phishing. We may also be adversely impacted by successful cyberattacks of partners, vendors and others in our supply chain with whom we conduct business or share information. Information security incidents may also occur due to the failure to control access to, and use of, sensitive systems or information by our workforce, with a potential increase in this threat due to the increase in remote work. The failure of our controls (such as policies, procedures, security controls and monitoring, automation and backup plans) designed to prevent, or limit the effect of, failure, inadvertent use or abuse could result in disruptions or breaches beyond our control. The failure of our information technology, infrastructure or other internal and external systems, for any reason, could disrupt our operations, result in the loss of business and adversely impact our profitability.

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

We utilize an integrated risk management framework, which is designed to manage material risks within established risk appetites and risk tolerances. Nonetheless, our policies and procedures may not be fully effective in identifying or mitigating every risk to which we are exposed. Many of our methods for managing and mitigating risk rely on models and assumptions that are based, in part, on observed historical data. As a result, these methods may not accurately predict future exposures, which may be significantly greater than our historical measures indicate. We may be exposed to unanticipated risks as a result of changes in market conditions, new products or new business strategies; catastrophes or other unforeseen circumstances. If our risk management framework proves ineffective, we may suffer unexpected losses, which may adversely affect our results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2021, we owned properties in our home office complex in Des Moines, Iowa and leased space for various offices located throughout the U.S. and internationally. We believe that our owned and leased properties are suitable and adequate for our current business operations.

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

Thomas W. Y. Cheong, 53, has been Executive Vice President of the Company since January 2021 and President, Principal Asia of the Company since March 2019. Thomas is from Singapore and is located in our Hong Kong office. Previously, he was Senior Vice President of the Company from March 2019 to December 2020 and served as Vice President, Head of North Asia of the Company from January 2015 to February 2019. Prior to that time, he held several leadership roles in various Asia markets at Manulife Financial Corporation from October 2009 to December 2014 and Prudential UK from October 2000 to September 2009.

Amy C. Friedrich, 51, has been President of U.S. Insurance Solutions since May 2017. Prior to that time, she was Senior Vice President of the Specialty Benefits insurance division of U.S. Insurance Solutions since 2015, and Vice President of Specialty Benefits since 2008.

Patrick G. Halter, 62, has been President of Global Asset Management of the Company and Principal Life since November 2020 and Chief Executive Officer for Principal Global Investors, the investment management firm within our Global Asset Management business, since September 2018.  Prior to that time, he served as Chief Operating Officer of Principal Global Investors, since 2016 and was Chief Executive Officer for Principal Real Estate Investors, the dedicated real estate unit of Principal Global Investors, since 2003.

Daniel J. Houston, 60, has been a director of the Company and Principal Life and President and Chief Executive Officer of the Company and Principal Life since August 2015. Prior to that date, he held the same positions except was Chief Operating Officer (and not Chief Executive Officer) since November 2014. Previously, he served as President, Retirement, Insurance and Financial Services of the Company and Principal Life since 2010. He was President, Retirement and Income Solutions of the Company and Principal Life from 2008 until 2010, and was Executive Vice President, Retirement and Income Solutions of the Company and Principal Life from 2006 to 2008.

Kathy B. Kay, 59, has been Senior Vice President and Chief Information Officer of the Company and Principal Life since May 2020.  Prior to that date, she was Senior Vice President and Chief Information Officer of Pacific Gas & Electric Company from 2015 to 2020. Previously, she served as Enterprise Chief Technology Officer at SunTrust from 2012 to 2015, Senior Vice President, Business Technology Services of Comerica Bank from 2007 to 2012 and Director, Application Development and Support, OnStar of General Motors from 1984 to 2007.

Christopher J. Littlefield, 55, has been Executive Vice President and General Counsel of the Company and Principal Life since January 2020. Prior to that date, he was President and Chief Executive Officer of Fidelity & Guaranty Life Insurance Holdings from October 2014 to December 2018. Previously, he served as President and Chief Executive Officer of Aviva USA Corporation from February 2009 to October 2013 and served as Chief Operating Officer of Aviva USA Corporation from February 2008 to September 2009. Prior to that, he served as Executive Vice President, General Counsel and Secretary of AmerUS Group Co. from January 2006 to February 2008. Effective April 1, 2022, Mr. Littlefield will transition to his new role as President, Retirement and Income Solutions of the Company and Principal Life.

Kenneth A. McCullum, 57, has been Senior Vice President and Chief Risk Officer of the Company and Principal Life since September 2020. Prior to that date, he was Vice President and Chief Actuary since April 2015. Prior to that time, he served as Executive Vice President responsible for business development and in force management at Delaware Life Insurance Company from August 2013 to April 2015 and Senior Vice President responsible for managing the life and annuity businesses at Sun Life Financial from April 2010 to August 2013. Previously, he held several positions at the Hartford from August 1994 to April 2010, including leading its institutional investment products division and serving as Chief Actuary of its legacy holdings division.

Renee V. Schaaf, 63, has been President, Retirement and Income Solutions of the Company and Principal Life since March 2019. Prior to her current position, she served as Senior Vice President and Chief Operating Officer of Principal International of the Company and Principal Life since March 2016. Effective April 1, 2022, Ms. Schaaf will retire from her role as President, Retirement and Income Solutions of the Company and Principal Life.

Deanna D. Strable-Soethout, 53, has been Executive Vice President and Chief Financial Officer of the Company and Principal Life since February 2017. Prior to that date, she was Executive Vice President of the Company and Principal Life since September 2016 and President, U.S. Insurance Solutions of the Company and Principal Life since March 2015. Prior to that, she served as Senior Vice President of the Company and Principal Life since 2006.

Roberto A. Walker, 56, has been Executive Vice President of the Company since January 2021 and President, Principal Latin America since January 2011. Prior to his current position, he held several leadership roles within the Company including Chief Operating Officer of Principal International Latin America from October 2007 to February 2011, Head of Fund Management overseeing Latin America and Asia mutual funds and asset management from January 2005 to September 2007, Country Head for Principal Mexico from November 1998 to December 2004 and Chief Information Officer and Chief Financial Officer of Principal Chile from September 1996 to October 1998.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the New York Stock Exchange under the symbol “PFG” on October 23, 2001. Prior to such date, there was no established public trading market for our common stock. Effective December 15, 2017, we changed our listing to the Nasdaq Global Select Market and continue trading under the symbol “PFG”. On January 28, 2022, there were 227,538 stockholders of record of our common stock.

We have historically paid cash dividends on our common stock. Future dividend decisions will be based on and affected by a number of factors, including our results and financial requirements and the impact of regulatory restrictions. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of regulatory restrictions on Principal Life’s ability to pay dividends or make other distributions.

The following table presents the amount of our share purchase activity for the periods indicated:

			Total number
			of shares	Maximum dollar
			purchased as	value of shares that
	Total number	Average	part of publicly	may yet be purchased
	of shares	price paid	announced	under the programs
Period	purchased (1)	per share	programs	(in millions) (2)
January 1, 2021 ‑ January 31, 2021	959,443	$51.59	959,443	$725.8
February 1, 2021 ‑ February 28, 2021	937,138	$52.58	907,436	$678.3
March 1, 2021 ‑ March 31, 2021	295,549	$56.61	52,809	$675.3
April 1, 2021 ‑ April 30, 2021	1,340,837	$62.34	1,338,813	$591.9
May 1, 2021 ‑ May 31, 2021	1,323,769	$65.33	1,323,700	$505.4
June 1, 2021 ‑ June 30, 2021	1,496,869	$64.14	1,492,703	$1,609.6
July 1, 2021 ‑ July 31, 2021	1,104,740	$62.07	1,104,700	$1,541.1
August 1, 2021 ‑ August 31, 2021	1,062,174	$65.24	1,056,600	$1,472.2
September 1, 2021 ‑ September 30, 2021	1,006,308	$65.28	1,006,308	$1,406.5
October 1, 2021 ‑ October 31, 2021	1,884,192	$67.95	1,883,704	$1,278.5
November 1, 2021 ‑ November 30, 2021	1,607,673	$69.14	1,607,673	$1,167.3
December 1, 2021 ‑ December 31, 2021	1,601,960	$70.49	1,601,960	$1,054.4
Total	14,620,652		14,335,849
(1)	Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.
(2)	In February 2020, our Board of Directors authorized a share repurchase program of up to $900.0 million of our outstanding common stock, which was completed in November 2021. In June 2021, our Board of Directors authorized a share repurchase program of up to $1.2 billion of our outstanding common stock, which has no expiration. In January 2022, our Board of Directors authorized a $1.6 billion increase to the June 2021 share repurchase program authorization, which has no expiration. See Item 1. “Business”, for information about the Reinsurance Transaction and additional share repurchase authorization.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of December 31, 2021, compared with December 31, 2020, our consolidated results of operations for the years ended December 31, 2021 and 2020 and, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our audited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-K.

For information and analysis relating to our financial condition and consolidated results of operations as of and for the year ended December 31, 2019, as well as for the year ended December 31, 2020 compared with the year ended December 31, 2019, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Recent Event

Reinsurance Transaction

See Item 1. “Business,” for information about the Reinsurance Transaction and Item 1A. “Risk Factors,” for information on risks associated with the Reinsurance Transaction.

Economic Factors and Trends

Positive market performance led to an increase in account values in our Retirement and Income Solutions segment in 2021. Since account values is the base by which this business generates revenues, market performance volatility may impact our revenues in future quarters.

Positive market performance led to an increase in AUM managed by our Principal Global Investors segment in 2021. Since AUM is the base by which this business generates revenues, market performance volatility may impact our revenues in future quarters. Also included in revenues are borrower fees, transaction fees and performance fees, which can fluctuate between years.

In our Principal International segment, local currency AUM is a key indicator of earnings growth. While local currency AUM increased due to favorable market performance and positive net cash flow, the impacts were negatively impacted by foreign currency fluctuations.

In our U.S. Insurance Solutions segment, premium and fee growth is a key indicator of earnings growth. Higher levels of unemployment may impact new sales in our businesses and reduce in-group growth in our Specialty Benefits insurance business in the short-term.

See Item 1A. “Risk Factors,” for information on risks associated with the COVID-19 pandemic and the resulting financial market impacts.

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

The fair values of our public fixed maturities are primarily based on market prices from third party pricing vendors. We have regular interactions with these vendors to ensure we understand their pricing methodologies and to confirm they are utilizing observable market information. In addition, 9% of our invested asset portfolio as of December 31, 2021, was invested in privately placed fixed maturities with no readily available market quotes to determine the fair market value. The majority of these assets are valued using a matrix pricing valuation approach that utilizes observable market inputs. In the matrix approach, securities are grouped into pricing categories that vary by sector, rating and average life. Each pricing category is assigned a risk spread based on observable public market data. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread. Although the matrix valuation approach provides a fair valuation of each pricing category, the valuation of an individual security within each pricing category may be impacted by company specific factors. This excludes privately placed securities subject to Rule 144A of the Securities Act of 1933 that are primarily based on market prices from third party pricing vendors, similar to public fixed maturities.

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of December 31, 2021, approximately 1% of our total fixed maturities were Level 3 securities valued using internal pricing models. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements” for further discussion.

The $2,299.2 million decrease in net unrealized gains from U.S. investment operations for the year ended December 31, 2021, can be attributed to an approximate 51 basis point increase in interest rates, partially offset by tightening of credit spreads. For additional information about interest rate risk see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

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

A number of significant risks and uncertainties are inherent in the process of monitoring credit losses and determining the allowance for credit loss. These risks and uncertainties include: (1) the risk that our assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer; (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; (3) the risk that our investment professionals are making decisions based on fraudulent or misstated information in the financial statements provided by issuers and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to not sell the security prior to recovery of its amortized cost. Any of these situations could result in a charge to net income in a future period. As of December 31, 2021, we had $17,603.9 million in AFS fixed maturities with gross unrealized losses totaling $406.4 million. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as movement in credit spreads.

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

Derivatives

We use derivatives primarily to hedge or reduce exposure to market risks. The fair values of exchange-traded derivatives are determined through quoted market prices. Exchange-traded derivatives include futures that are settled daily, which reduces their fair value in the consolidated statements of financial position. The fair values of privately negotiated contracts, which are usually referred to as over-the-counter (“OTC”) derivatives, that are cleared through centralized clearinghouses are determined through market prices published by the clearinghouses. Variation margin associated with OTC cleared derivatives is settled daily, which reduces their fair value in the consolidated statements of financial position. The fair values of non-cleared OTC derivatives are determined using either pricing valuation models that utilize market observable inputs or broker quotes. On an absolute fair value basis as of December 31, 2021, the majority of our OTC derivative assets and liabilities were valued using pricing valuation models using market observable data with less than 1% using broker quotes. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements” for further discussion. The fair values of our derivative instruments can be impacted by changes in interest rates, foreign exchange rates, credit spreads, equity indices and volatility, as well as other contributing factors. For additional information see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

We also issue certain annuity, universal life and other contracts that include embedded derivatives that have been bifurcated from the host contract. They are valued using a combination of historical data and actuarial judgment. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements” for further discussion. We include our assumption for own nonperformance risk in the valuation of these embedded derivatives. As our credit spreads widen or tighten, the fair value of the embedded derivative liabilities decrease or increase, leading to an increase or decrease in net income. If the current market credit spreads reflecting our own creditworthiness move to zero (tighten), the reduction to net income would be approximately $176.4 million, net of DAC and income taxes, based on December 31, 2021, reported amounts. In addition, the policyholder behavior assumptions used in the valuation of embedded derivatives include risk margins, which increase the fair value of the embedded derivative liabilities.

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

We also have additional benefit reserves that are established for annuity or universal life-type contracts that provide benefit features that are expected to produce gains in early years followed by losses in later years. The liabilities are accrued in relation to estimated contract assessments, and they are based on assumptions and methodologies similar to those used in the calculation of EGPs. For more information, see “Insurance Reserves .”

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

Actuarial Assumption Updates.  We periodically review and update actuarial assumptions that are inputs to the models for DAC and other actuarial balances and make model refinements as necessary. For more information see “Transactions Affecting Comparability of Results of Operations — Actuarial Assumption Updates.”

Sensitivities.  As of December 31, 2021, the net balance of DAC and related actuarial balances, excluding balances affected by changes in other comprehensive income (“OCI”), was a $298.1 million liability. We perform sensitivity analyses to assess the impact that certain assumptions have on these balances. The following table shows the estimated immediate impact of various assumption changes on our DAC and related actuarial balances.

Estimated impact to
net income (1)
(in millions)
Reducing the future separate account equity return assumption by 1%	$(10)
Reducing the long-term general account fixed income investment yield assumption by 0.5%	(60)
(1)	Reflects the net increase (decrease) impact on net income of changes to the DAC asset, sales inducement asset, unearned revenue liability, reinsurance asset or liability, additional benefit reserves and related taxes. Includes the impact on net income of changes in DAC and related actuarial balances for our equity method subsidiaries. The DAC and related actuarial balances of the equity method subsidiaries are not included in the total DAC and related actuarial balances listed above as they are not fully consolidated.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives are not amortized. Intangibles with finite lives are amortized over their estimated useful lives. We formally conduct our annual goodwill and other intangible asset impairment testing during the third quarter or more frequently if events or circumstances change that would more-likely-than-not create an impairment. Goodwill is tested at the reporting unit level, which is one level below the operating segment.

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

Annual goodwill impairment testing consists of qualitative or quantitative assessments. In the qualitative assessment, we assess relevant events and circumstances that could affect the significant inputs used to determine the fair value of the reporting unit. If when reviewing the qualitative factors it is determined it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test is performed.

The determination of fair value for our reporting units is primarily based on an income approach whereby we use discounted cash flows for each reporting unit. We apply significant judgment to our discounted cash flow models when determining the estimated fair value of our reporting units. The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent only management’s reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will in all likelihood differ in some responses from actual future results.

The key inputs, judgments and assumptions necessary in determining estimated fair value include:

●	weighted average cost of capital
●	long-term growth rate
●	corporate income tax rate
●	AUM growth rate
●	net revenue growth rate
●	business margins on AUM and net revenue

For reporting units that performed a qualitative test of goodwill, we concluded the estimated fair values of all such reporting units were in excess of their carrying values and, therefore, goodwill was not impaired. For reporting units that performed a quantitative test of goodwill, the estimated fair values of all such reporting units were in excess of their carrying values and, therefore, goodwill was not impaired. We did not record material impairments of other intangibles for the year ended December 31, 2021.

For information about our goodwill and other intangible assets, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies,” and “Note 2, Goodwill and Other Intangible Assets.”

Sensitivities.  In connection with our annual impairment testing process, we performed a sensitivity analysis for goodwill impairment with respect to each of our reporting units and determined that a hypothetical 10% decline in the fair value would not result in an impairment of goodwill for any reporting unit. We cannot predict certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $1,627.6 million and $1,600.6 million, respectively, as of December 31, 2021. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, interest rate movements, declines in the equity markets, the legal environment in which the businesses operate or a material negative change in our relationships with significant customers.

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

We periodically review and update actuarial assumptions that are used to compute reserves. For more information see “Transactions Affecting Comparability of Results of Operations — Actuarial Assumption Updates.”

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

The assumed discount rate is determined by projecting future benefit payments inherent in the Projected Benefit Obligation and discounting those cash flows using a spot yield curve for high quality corporate bonds. Our assumed discount rates were 2.75% for our pension plans and 2.50% for our OPEB plans as of December 31, 2021. Typically, a 0.25% decrease in the discount rate would increase the pension benefits Projected Benefit Obligation by approximately $151.2 million and decrease the Net Periodic Pension Cost (“NPPC”) by approximately $0.9 million. Typically, a 0.25% decrease in the discount rate would increase the OPEB accumulated postretirement benefit obligation by approximately $2.2 million and would have a nominal impact on the Net Periodic Benefit Cost (“NPBC”). Typically, a 0.25% increase in the discount rate would result in decreases in benefit obligations and changes in expenses at a level generally commensurate with those noted above.

The assumed long-term rate of return on plan assets is set at the long-term rate expected to be earned based on the long-term investment policy of the plans and the various classes of the invested funds. Historical and future expected returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall long-term rate for each asset class was developed by combining a long-term inflation component, the real risk-free rate of return and the associated risk premium. A weighted average rate was developed based on long-term returns for each asset class, the plan’s target asset allocation policy and the tax structure of the trusts. For the 2021 NPPC and 2021 NPBC, a 5.55% and 4.25% weighted average long-term rate of return was used, respectively. For the 2022 NPPC and 2022 NPBC, a 5.20% and 4.25% weighted average long-term rate of return assumption, respectively, will be used. Typically, a 0.25% decrease in the assumed long-term rate of return would increase the NPPC by approximately $8.6 million and the NPBC by approximately $0.3 million. Typically, a 0.25% increase in this rate would result in a decrease to expense at the same levels. The assumed return on plan assets is based on the fair market value of plan assets as of December 31, 2021.

The compensation increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy, including inflation.

For pension costs, actuarial gains and losses are amortized using a straight-line amortization method over the average remaining service period of plan participants, which is approximately 10 years. For OPEB costs, actuarial gains and losses are amortized using a straight-line amortization method over the average future lifetime of the remaining covered group of retirees, which is approximately 15 years. The qualified pension plan does not utilize the allowable corridor, while the nonqualified pension plan and OPEB plans utilize the 10% corridor. Prior service costs are amortized on a weighted average basis over approximately 6 years for pension costs and 6 years for OPEB costs. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Employee and Agent Benefits” for further discussion.

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

Deferred income taxes (including federal, state and foreign withholding) have not been provided on approximately $912.8 million of accumulated but undistributed earnings from operations of foreign subsidiaries as of December 31, 2021. We do not record deferred income taxes on foreign earnings not expected to be distributed to the U.S. We apply an exception to the general rule, which under U.S. GAAP otherwise requires the recording of deferred income taxes on the anticipated repatriation of foreign earnings as recognized for financial reporting purposes. The exception permits us to not record a deferred income tax liability on foreign earnings we expect to be indefinitely reinvested in our foreign operations. The related deferred income taxes will be recorded in the period it becomes apparent we can no longer positively assert some or all the undistributed earnings will remain invested into the foreseeable future.

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

We had $12.7 million of current income tax receivables associated with outstanding audit issues as of December 31, 2021. We believe there are adequate defenses against, or sufficient provisions for, the contested issues, but final resolution of contested issues could take several years while legal remedies are pursued. Consequently, we do not anticipate the ultimate resolution of audits ongoing or not yet commenced to have a material impact on our net income.

See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Income Taxes” for further discussion.

Transactions Affecting Comparability of Results of Operations

Actuarial Assumption Updates

We periodically review and update actuarial assumptions that are inputs to the models for DAC and other actuarial balances and make model refinements as necessary. Assumption updates and model refinements made during the third quarter resulted in an unlocking of DAC and other actuarial balances that decreased consolidated net income attributable to Principal Financial Group, Inc. by $14.2 million and $118.2 million for the years ended December 31, 2021 and 2020, respectively.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items. The most significant impact occurs within our Principal International segment where pre-tax operating earnings were positively impacted $11.0 million for the year ended December 31, 2021, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. This impact was calculated by comparing (a) the difference between current year results and prior year results to (b) the difference between current year results and prior year results translated using current year exchange rates for both periods. We use this approach to calculate the impact of exchange rates on all revenue and expense line items. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

Effects of Inflation

The impact of inflation has not had a material effect on our annual consolidated results of operations over the past two years. However, we may be materially affected by inflation in the future.

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

Results of Operations

The following table presents summary consolidated financial information for the years indicated:

	For the year ended December 31,
			Increase
	2021	2020	(decrease)

	(in millions)
Revenues:
Premiums and other considerations	$4,841.5	$6,037.4	$(1,195.9)
Fees and other revenues	5,012.6	4,511.1	501.5
Net investment income	4,406.1	3,890.6	515.5
Net realized capital gains	2.5	302.6	(300.1)
Total revenues	14,262.7	14,741.7	(479.0)
Expenses:
Benefits, claims and settlement expenses	7,097.0	8,281.5	(1,184.5)
Dividends to policyholders	94.8	120.2	(25.4)
Operating expenses	4,987.3	4,646.5	340.8
Total expenses	12,179.1	13,048.2	(869.1)
Income before income taxes	2,083.6	1,693.5	390.1
Income taxes	326.2	265.0	61.2
Net income	1,757.4	1,428.5	328.9
Net income attributable to noncontrolling interest	46.8	32.7	14.1
Net income attributable to Principal Financial Group, Inc.	$1,710.6	$1,395.8	$314.8

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Net Income Attributable to Principal Financial Group, Inc.

Net income attributable to Principal Financial Group, Inc. increased primarily due to a $274.9 million after-tax increase in variable investment income and a $104.0 million less unfavorable impact of actuarial assumption updates and model refinements in 2021 compared to 2020.

Total Revenues

Premiums decreased $1,337.4 million for the Retirement and Income Solutions segment primarily due to lower sales of single premium group and individual annuities with life contingencies. The single premium group annuity product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore premiums tend to vary from period to period.

Fees and other revenues increased for the Principal Global Investors segment primarily due to $215.7 million higher management fee revenue as a result of increased average AUM and a $46.1 million increase in performance fee revenue primarily in our real estate business. Fees and other revenues increased $158.9 million for the Retirement and Income Solutions segment primarily related to higher fees stemming from an increase in mean account values, which resulted from continued growth in the equity markets.

For net investment income and net realized capital gains (losses) variance information, see “Investments — Investment Results” under the captions “Net Investment Income” and “Net Realized Capital Gains (Losses),” respectively.

Total Expenses

Benefits, claims and settlement expenses decreased $1,449.3 million for the Retirement and Income Solutions segment primarily due to a lower increase in reserves, stemming from lower sales of single premium group and individual annuities with life contingencies. Benefits, claims and settlement expenses increased for the Principal International segment primarily due to $155.5 million higher inflation-based interest crediting rates to customers and $21.7 million foreign currency tailwinds.

Operating expenses increased for the Retirement and Income Solutions segment primarily due to a $77.2 million impact from growth in the business and a $46.9 million increase due to variable compensation expense. Operating expenses increased for the Principal Global Investors segment primarily due to a $40.4 million increase in variable compensation expense, a $23.5 million increase in variable expenses related to increased AUM and a $14.3 million increase in non-variable staff costs. Operating expenses increased for the Corporate segment primarily due to a $39.7 million increase in compensation costs, excluding pension and OPEB expenses, largely due to an increase in incentive compensation, a $17.8 million increase in amounts credited to employee accounts in a nonqualified defined contribution pension plan and a $12.7 million increase in strategic initiatives funded by the Corporate segment.

Income Taxes

The effective income tax rate was 16% for both the years ended December 31, 2021 and 2020. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Income Taxes” under the caption, “Effective Income Tax Rate” for further discussion.

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

The following table presents the Retirement and Income Solutions segment net revenue for the years indicated:

	For the year ended December 31,
			Increase
	2021	2020	(decrease)

	(in millions)
Retirement and Income Solutions — Fee	$2,037.9	$1,987.7	$50.2
Retirement and Income Solutions — Spread	928.1	664.8	263.3
Total Retirement and Income Solutions	$2,966.0	$2,652.5	$313.5

Retirement and Income Solutions Segment Summary Financial Data

The following table presents certain summary financial data relating to the Retirement and Income Solutions segment for the years indicated:

	For the year ended December 31,
			Increase
	2021	2020	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$1,883.6	$3,221.0	$(1,337.4)
Fees and other revenues	1,897.6	1,739.7	157.9
Net investment income	2,728.8	2,542.8	186.0
Total operating revenues	6,510.0	7,503.5	(993.5)
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	3,544.0	4,851.0	(1,307.0)
Operating expenses	1,824.8	1,685.6	139.2
Total expenses	5,368.8	6,536.6	(1,167.8)
Pre-tax operating earnings	$1,141.2	$966.9	$174.3

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased in our Fee business primarily due to a $104.1 million impact associated with actuarial assumption updates and model refinements, which were unfavorable in 2021 versus favorable in 2020, and a $97.0 million increase in operating expenses, which is described below. The decrease in our Fee business pre-tax operating earnings was partially offset by a $158.2 million increase related to higher fees stemming from an increase in mean account values, which resulted from continued growth in the equity markets. Pre-tax operating earnings increased in our Spread business primarily due to a $211.4 million increase in variable investment income.

Net Revenue

Net revenue increased in our Fee business primarily due to a $158.2 million increase related to higher fees stemming from an increase in mean account values, which resulted from continued growth in the equity markets, and a $14.1 million increase in variable investment income. These increases were largely offset by a $131.2 million impact associated with actuarial assumption updates and model refinements, which were unfavorable in 2021 versus favorable in 2020. Net revenue increased in our Spread business primarily due to a $211.4 million increase in variable investment income and a $53.5 million increase primarily due to COVID-19 related reserve gains.

Operating Expenses

Operating expenses increased in our Fee business due to a $77.2 million impact from growth in the business and a $46.9 million increase due to variable compensation expense. These increases were partially offset by a $27.1 million impact associated with actuarial assumption updates and model refinements, which were favorable in 2021 versus unfavorable in 2020. Operating expenses increased in our Spread business primarily due to a $24.4 million favorable impact associated with actuarial assumption updates and model refinements in 2020.

Principal Global Investors Segment

Principal Global Investors Trends

Our overall AUM increased $44.4 billion in 2021 driven by positive market returns. We continue to expand our global presence and believe we are well positioned to capture changing market conditions and client needs.

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

	December 31, 2021	December 31, 2020

	(in billions)
Principal Global Investors sourced	$275.9	$244.7
General account	98.1	101.2
Other affiliated sources	172.5	156.2
Total AUM	$546.5	$502.1

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

The following table presents the AUM rollforward for assets managed by Principal Global Investors for the periods indicated:

	For the year ended December 31,
	2021	2020

	(in billions)
AUM, beginning of period	$502.1	$458.6
Net cash flow	(0.5)	2.0
Investment performance	53.3	44.0
Operations disposed (1)	(1.2)	(1.0)
Other (2)	(7.2)	(1.5)
AUM, end of period	$546.5	$502.1
(1)	Reflects the outflow of assets managed for the retail investment and retirement business in India that we exited in 2021. During 2020, we closed the credit fund managed by the Finisterre emerging market debt team and we made the decision to close our large cap strategy managed by Columbus Circle Investors.
(2)	2021 includes the removal of $4.7 billion of AUM due to an internal definition change relating to AUM and AUA.

The following table presents certain summary financial data relating to the Principal Global Investors segment for the years indicated:

	For the year ended December 31,
			Increase
	2021	2020	(decrease)

	(in millions)
Operating revenues:
Fees and other revenues	$1,824.1	$1,533.5	$290.6
Net investment income	3.9	5.6	(1.7)
Total operating revenues	1,828.0	1,539.1	288.9
Expenses:
Total expenses	1,113.6	1,020.0	93.6

Pre‑tax operating earnings attributable to noncontrolling interest	6.0	6.2	(0.2)
Pre‑tax operating earnings	$708.4	$512.9	$195.5

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Pre-Tax Operating Earnings

Pre-tax operating earnings increased primarily due to $215.7 million higher management fee revenue as a result of increased average AUM and a $46.1 million increase in performance fee revenue primarily in our real estate business. This was partially offset by a $40.4 million increase in variable compensation expense.

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

The following table presents the Principal International segment AUM rollforward for the years indicated:

	For the year ended December 31,
	2021	2020

	(in billions)
AUM, beginning of period	$165.2	$169.7
Net cash flow	2.0	4.2
Investment performance	4.3	9.0
Effect of exchange rates	(13.7)	(14.2)
Operations disposed (1)	(1.2)	—
Other (2)	(4.5)	(3.5)
AUM, end of period	$152.1	$165.2
(1)	During 2021, we exited our retail investment and retirement business in India.
(2)	Includes Cuprum hardship withdrawals in Chile of $2.8 billion and $2.7 billion for the years ended December 31, 2021 and 2020, respectively. 2021 also includes the removal of $1.7 billion of distribution only AUM since it has no impact on the Principal International segment’s future management fee revenues.

Net revenue is a key metric used to understand the earnings growth for the Principal International segment. The following table presents the net revenue of the Principal International segment for the years indicated:

	For the year ended December 31,
			Increase
	2021	2020	(decrease)

	(in millions)
Net revenue	$778.6	$664.2	$114.4

The following table presents certain summary financial data relating to the Principal International segment for the years indicated:

	For the year ended December 31,
			Increase
	2021	2020	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$127.5	$156.6	$(29.1)
Fees and other revenues	496.8	444.8	52.0
Net investment income	727.5	495.4	232.1
Total operating revenues	1,351.8	1,096.8	255.0
Expenses:
Benefits, claims and settlement expenses	573.2	432.6	140.6
Operating expenses	465.6	418.0	47.6
Total expenses	1,038.8	850.6	188.2
Pre‑tax operating earnings attributable to noncontrolling interest	4.0	2.6	1.4
Pre‑tax operating earnings	$309.0	$243.6	$65.4

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Pre-Tax Operating Earnings

Pre-tax operating earnings increased in Latin America primarily due to $49.1 million favorable variable interest income in Chile, $15.1 million higher earnings from our equity method investments in Brazil and $7.1 million foreign currency tailwinds.

Net Revenue

Net revenue increased in Latin America primarily due to $49.1 million favorable variable interest income in Chile, $18.6 million foreign currency tailwinds and $15.1 million higher earnings from our equity method investments in Brazil. Net revenue increased $20.5 million in Asia primarily due to continued growth in the business.

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

The following table presents the U.S. Insurance Solutions segment premium and fees for the years indicated:

	For the year ended December 31,
			Increase
	2021	2020	(decrease)

	(in millions)
Premium and fees:
Specialty Benefits insurance	$2,530.3	$2,364.8	$165.5
Individual Life insurance	1,253.8	1,227.5	26.3

The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the years indicated:

	For the year ended December 31,
			Increase
	2021	2020	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$2,830.4	$2,659.8	$170.6
Fees and other revenues (1)	953.5	932.3	21.2
Net investment income	982.7	888.1	94.6
Total operating revenues	4,766.6	4,480.2	286.4
Expenses:
Benefits, claims and settlement expenses (1)	3,028.6	2,904.5	124.1
Dividends to policyholders (1)	94.6	119.9	(25.3)
Operating expenses (1)	1,172.6	1,215.9	(43.3)
Total expenses	4,295.8	4,240.3	55.5
Pre‑tax operating earnings (1)	$470.8	$239.9	$230.9
(1)	For further details related to the impact associated with actuarial assumption updates and model refinements on results for 2021 and 2020, see “Transactions Affecting Comparability of Results of Operations — Actuarial Assumption Updates.”

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased in our Specialty Benefits insurance business due to a $105.4 million impact related to COVID-19, which was unfavorable in 2021 compared to favorable in 2020, primarily due to temporary dental and vision office closures in 2020. This decrease was partially offset by $44.4 million in lower non-COVID-19 claims and $18.7 million in higher net investment income. Pre-tax operating earnings in our Individual Life insurance business increased $266.9 million primarily due to the impact associated with actuarial assumption updates and model refinements, which were favorable in 2021 compared to unfavorable in 2020.

Operating Revenues

Premium and fees in our Specialty Benefits insurance business increased $129.7 million from growth in the business and $35.8 million from dental premium credits associated with COVID-19 that lowered premiums and fees in the prior year. Premium and fees in our Individual Life insurance business increased $62.6 million from growth in the business, offset by $36.3 million due to the impact associated with actuarial assumption updates and model refinements, which were unfavorable in 2021 compared to favorable in 2020.

Net investment income increased $61.2 million from higher variable investment income and $15.4 million from growth in average invested assets.

Total Expenses

Benefits claims and settlement expenses in our Specialty Benefits insurance business increased $141.2 million from unfavorable COVID-19 impacts in 2021 compared to favorable in 2020 and $81.8 million from growth in the business. These increases were partially offset by $44.4 million in lower non-COVID-19 claims. Benefits, claims and settlement expenses in our Individual Life insurance business decreased $170.1 million due to the impact associated with actuarial assumption updates and model refinements, which were favorable in 2021 compared to unfavorable in 2020. This decrease was partially offset by $46.7 million higher COVID-19 related impacts, $37.8 million due to growth in the business and $20.9 million in higher non-COVID-19 claims.

Dividends to policyholders in our Individual Life insurance business decreased $18.3 million due to the normal decline in the Closed Block business and $7.0 million due to a decrease in the policyholder dividend obligation resulting from higher claims.

Operating expenses in our Specialty Benefits business increased $44.1 million primarily due to growth in the business. Operating expenses in our Individual Life insurance business decreased $119.8 million due to the impact associated with actuarial assumption updates and model refinements, which were favorable in 2021 compared to unfavorable in 2020, partially offset by $19.1 million due to growth in business.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the years indicated:

	For the year ended December 31,
			Increase
	2021	2020	(decrease)

	(in millions)
Operating revenues:
Total operating revenues	$1.8	$(39.7)	$41.5
Expenses:
Total expenses	346.3	269.0	77.3
Pre‑tax operating earnings attributable to noncontrolling interest	23.5	17.7	5.8
Pre‑tax operating losses	$(368.0)	$(326.4)	$(41.6)

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Pre-Tax Operating Losses

Pre-tax operating losses increased primarily due to expense increases, including a $39.7 million increase in compensation costs, excluding pension and OPEB expenses, largely due to an increase in incentive compensation and a $12.7 million increase in strategic initiatives funded by the Corporate segment.

Liquidity and Capital Resources

Liquidity and capital resources represent the overall strength of a company and its ability to generate strong cash flows, borrow funds at a competitive rate and raise new capital to meet operating and growth needs. We are in a strong capital and liquidity position as we face the uncertain, volatile and potentially material adverse economic disruptions to our business brought on by the COVID-19 pandemic. We are monitoring our liquidity closely and feel confident in our ability to meet all long-term obligations to customers, policyholders and debt holders. Our sources of strength include our laddered long-term debt maturities with the next maturity occurring September 2022, access to revolving credit facility and contingent funding arrangements, a strong risk-based capital position and our available cash and liquid assets. The combination of these financial levers will enable us to manage through this period of economic volatility. Our legal entity structure has an impact on our ability to meet cash flow needs as an organization. Following is a simplified organizational structure.

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

We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised at inopportune times. For example, as of December 31, 2021, approximately $13.6 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain surrender charges and other provisions limiting early surrenders.

The following table summarizes the withdrawal characteristics of our domestic general account investment contracts as of December 31, 2021.

	Contractholder funds	Percentage
	(in millions)
Not subject to discretionary withdrawal	$14,887.5	42.4%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	9,548.4	27.1
Market value adjustments	5,734.3	16.3
Subject to discretionary withdrawal without adjustments	5,009.2	14.2
Total domestic investment contracts	$35,179.4	100.0%

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

We had the following short-term credit facilities with various financial institutions as of December 31, 2021:

	Financing			Amount
Obligor/Applicant	structure	Maturity	Capacity	outstanding (3)

			(in millions)
PFG, PFS and Principal Life as co‑borrowers (1)	Credit facility	November 2023	$600.0	$—
PFG, PFS, Principal Life and Principal Financial Services V (UK) Ltd as co‑borrowers (1)	Credit facility	November 2023	200.0	—
Principal International Chile (2)	Unsecured lines of credit		145.6	79.8
Total			$945.6	$79.8
(1)	The credit facility is supported by eighteen banks.
(2)	The unsecured lines of credit can be used for repurchase agreements or other borrowings. Each line has a maturity of less than one year.
(3)	The amount outstanding is reported in short-term debt on the consolidated statements of financial position.

The revolving credit facilities are committed and available for general corporate purposes. These credit facilities also provide 100% back-stop support for our commercial paper program, of which we had no outstanding balances as of December 31, 2021 and December 31, 2020. Most of the banks supporting the credit facilities have other relationships with us. Due to the financial strength and the strong relationships we have with these providers, we are comfortable we have very low risk the financial institutions would be unable or unwilling to fund these facilities.

The Holding Companies: PFG and PFS.  The principal sources of funds available to our parent holding company, PFG, are dividends from subsidiaries as well as its ability to borrow funds at competitive rates and raise capital to meet operating and growth needs. These funds are used by PFG to meet its obligations, which include the payment of dividends on common stock, debt service and the repurchase of stock. The declaration and payment of common stock dividends is subject to the discretion of our Board of Directors (“Board”) and will depend on our overall financial condition, results of operations, capital levels, cash requirements, future prospects, receipt of dividends or other distributions from Principal Life (as described below), risk management considerations and other factors deemed relevant by the Board. No significant restrictions limit the payment of dividends by PFG, except those generally applicable to corporations incorporated in Delaware.

Dividends or other distributions from Principal Life, our primary subsidiary, are limited by Iowa law. Under Iowa law, Principal Life may pay dividends or make other distributions only from the earned surplus arising from its business and must receive the prior approval of the Commissioner of Insurance of the State of Iowa (the “Commissioner”) to pay stockholder dividends or make any other distribution if such distribution would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limitations. Extraordinary dividends include those made, together with dividends and other distributions, within the preceding twelve months that exceed the greater of (i) 10% of statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year, not to exceed earned surplus. Based on statutory results for the year ended December 31, 2021, the ordinary stockholder dividend limitation for Principal Life is approximately $961.7 million in 2022.

Total stockholder dividends paid by Principal Life to its parent in 2021 were $1,250.0 million, $950.0 million of which was extraordinary and approved by the Commissioner. As of December 31, 2021, we had $2,424.0 million of cash and liquid assets held in our holding companies and other subsidiaries, which is available for corporate purposes. This includes assets in excess of targeted statutory capital ratios and immediate working capital needs. Corporate balances held in foreign holding companies meet the indefinite reinvestment exception (see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Income Taxes”).

In 2020, total stockholder dividends paid by Principal Life to its parent were $650.0 million, all of which was extraordinary and approved by the Commissioner.

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

Net cash provided by operating activities was $3,218.8 million and $3,738.6 million for the years ended December 31, 2021 and 2020, respectively. Our insurance business typically generates positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The decrease in cash provided by operating activities was primarily due to fluctuations in receivables and payables associated with the timing of settlements in 2021 as compared to 2020. Additionally, increases in net income were offset in part by proceeds from real estate sold in 2020 with no corresponding activity in 2021.

Net cash used in investing activities was $5,658.1 million and $5,025.8 million for the years ended December 31, 2021 and 2020, respectively. The increase in cash used in investing activities was primarily due to increased net purchases of mortgage loans and lower Chile direct financing lease maturities in in 2021 as compared to 2020. The increase was partially offset by lower net purchases of available-for-sale securities in 2021 as compared to 2020.

Net cash provided by financing activities was $1,921.5 million and $1,621.1 million for the years ended December 31, 2021 and 2020, respectively. The increase in cash provided by financing activities was primarily due to increased banking operation deposits due to a new bank sweep product launched in the third quarter of 2021 associated with the Acquired Business. This increase was partially offset by lower net investment contract deposits in 2021 as compared to 2020, increased treasury stock acquisitions in 2021 as compared to 2020 and proceeds from long-term debt issued in 2020 with no corresponding activity in 2021.

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

	December 31, 2021	December 31, 2020

	(in millions)
Summary Statements of Financial Position Information:
Total investments	$1,338.2	$1,254.9
Cash and cash equivalents	516.4	661.6
Goodwill	618.5	618.5
Other intangibles	475.5	503.6
Other assets	385.7	457.8
Due from non-obligor subsidiaries	208.2	169.5
Total assets	3,593.8	3,757.3
Long-term debt	4,226.1	4,223.3
Other liabilities	563.6	806.7
Due to non-obligor subsidiaries	904.7	843.4
Total liabilities	5,741.2	5,904.7

	For the year ended	For the year ended
	December 31, 2021	December 31, 2020

	(in millions)
Summary Statements of Operations Information:
Total revenues	$223.7	$396.2
Total expenses	649.7	731.7
Net loss	(335.3)	(243.6)

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

Contingent Funding Agreements for Senior Debt Issuance. For information on the contingent funding agreements, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 9, Debt” under the caption “Contingent Funding Agreements for Senior Debt Issuance.”

Stockholders’ Equity. Proceeds from the issuance of our common stock were $86.7 million and $42.8 million in 2021 and 2020, respectively.

The following table summarizes our return of capital to common stockholders.

	For the year ended December 31,
	2021	2020

	(in millions)
Dividends to stockholders	$654.1	$614.5
Repurchase of common stock (1)	937.2	307.0
Total cash returned to common stockholders	$1,591.3	$921.5
Number of shares repurchased (1)	14.6	5.9
(1)	Includes common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.

See Item 1. “Business” for information about the Reinsurance Transaction and additional transactions designed to improve the capital efficiency of the in-force U.S. individual life insurance business announced in January 2022. Deployable proceeds will be returned to shareholders through share repurchases. Our Board authorized a $1.6 billion increase to our June 2021 share repurchase program authorization. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information about our share repurchase authorizations. For additional stockholders’ equity information, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 13, Stockholders’ Equity.”

Capitalization

The following table summarizes our capital structure:

	December 31, 2021	December 31, 2020

	($ in millions)
Debt:
Short‑term debt	$79.8	$84.7
Long‑term debt	4,280.2	4,279.2
Total debt	4,360.0	4,363.9

Total stockholders’ equity attributable to PFG	16,069.4	16,558.9
Total capitalization	$20,429.4	$20,922.8
Debt to equity	27%	26%
Debt to capitalization	21%	21%

Pension and OPEB Plan Funding

We have defined benefit pension plans covering substantially all of our U.S. employees and certain agents. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Employee and Agent Benefits” for a complete discussion of these plans and their effect on the consolidated financial statements.

We report the net funded status of our pension and OPEB plans in the consolidated statements of financial position. The net funded status represents the difference between the fair value of plan assets and the projected benefit obligation for pension and OPEB plans. The measurement of the net funded status can vary based upon the fluctuations in the fair value of the plan assets and the actuarial assumptions used for the plans as discussed below. The net underfunded status of the pension and OPEB obligation was $609.1 million pre-tax and $164.1 million pre-tax as of December 31, 2021 and 2020, respectively. Nonqualified pension plan assets are not included as part of the funding status mentioned above. The nonqualified pension plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The assets held in a Rabbi trust are available to satisfy the claims of general creditors only in the event of bankruptcy. Therefore, these assets are fully consolidated in our consolidated statements of financial position and are not reflected in our funded status as they do not qualify as plan assets under U.S. GAAP. The market value of assets held in these trusts was $386.3 million and $394.8 million as of December 31, 2021 and 2020, respectively.

Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contributions required under ERISA and, generally, not greater than the maximum amount that can be deducted for U.S. federal income tax purposes. We do not anticipate contributions will be needed in 2022 to satisfy the minimum funding requirements of ERISA for our qualified pension plan. We are unable to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2022 up to $75.0 million. This includes funding for both our qualified and nonqualified pension plans. We do not anticipate contributing to our OPEB plans in 2022.

Effective January 1, 2021, $656.5 million of assets in excess of the expected liability to cover the postretirement medical benefits for retirees were re-designated for non-retiree benefits. The elections were made pursuant to plan provisions which provide for assets in excess of 125% of expected liabilities to fund other benefits covered under the plans.

Contractual Obligations and Contractual Commitments

We have contractual obligations identified within Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements; Note 8, Insurance Liabilities, Note 9, Debt and Note 12, Contingencies, Guarantees, Indemnifications and Leases.” As of December 31, 2021, we had no unique material cash requirements from known contractual and other obligations.

We have made commitments to fund certain limited partnerships and other funds in which we are not the general partner or investment manager. As of December 31, 2021, the amount of unfunded commitments was $757.6 million. We are only required to fund additional equity under these commitments when called upon to do so by the partnership or fund; therefore, these commitments are not liabilities on our consolidated statements of financial position.

Off-Balance Sheet Arrangements

Variable Interest Entities.  We have relationships with various types of special purpose entities and other entities where we have a variable interest as described in Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 3, Variable Interest Entities.”  We have made commitments to fund certain limited partnerships, as previously discussed in “Contractual Obligations and Contractual Commitments”, some of which are classified as unconsolidated variable interest entities.

Guarantees and Indemnifications.  As of December 31, 2021, no significant changes to guarantees and indemnifications have occurred since December 31, 2020. For guarantee and indemnification information, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Contingencies, Guarantees, Indemnifications and Leases” under the caption, “Guarantees and Indemnifications.”

Financial Strength and Credit Ratings

Our ratings are influenced by the relative ratings of our peers/competitors as well as many other factors including our operating and financial performance, capital levels, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage and other factors.

In January 2022, Moody’s affirmed the ‘A1’ financial strength ratings of Principal Life and Principal National Life Insurance Company (“PNLIC”). Moody’s also affirmed PFG’s senior unsecured debt at ‘Baa1’, which is guaranteed by PFS. The outlook for PFG, Principal Life and its affiliates has been changed to ‘stable’ from ‘positive’. The rating action follows the announcement of the Reinsurance Transaction. The outlook revision reflects positive credit attributes offset by the introduction of counterparty risk and uncertainty with PFG’s operations in Chile.

In December 2021, A.M. Best revised its U.S. life and annuity outlook to ‘stable’ from ‘negative’.

In June 2021, Fitch affirmed the ‘AA-’ financial strength ratings of Principal Life and PNLIC. Fitch also affirmed PFG’s senior unsecured debt at ‘A-’. The outlook on all ratings was revised from ‘negative’ to ‘stable’. The rating affirmation and revision of the outlook follows our announcement of the results of the Strategic Review.

In June 2021, S&P affirmed the financial strength rating of Principal Life and PNLIC at ‘A+’. S&P also affirmed the issuer credit ratings of PFG and PFS at ‘A-’. The outlook on all ratings changed from ‘negative’ to ‘stable’. The rating affirmation and revision of the outlook follows our announcement of the result of the Strategic Review.

In May 2021, Fitch and Moody’s revised their U.S. life insurance industry outlooks to ‘stable’ from ‘negative’. S&P continues to have a ‘stable’ industry outlook.

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

	A.M. Best	Fitch	Moody’s	S&P
Principal Financial Group
Senior Unsecured Debt	a	A-	Baa1	A-
Junior Subordinated Debt	a-		Baa2	BBB
Long-Term Issuer Default Rating		A
Principal Life Insurance Company
Insurer Financial Strength	A+	AA-	A1	A+
Issuer Credit Rating	aa
Commercial Paper	AMB-1+		P-1	A-1+
Principal National Life Insurance Company
Insurer Financial Strength	A+	AA-	A1	A+

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

As of December 31, 2021, 46% of our net assets (liabilities) were Level 1, 53% were Level 2 and 1% were Level 3. Excluding separate account assets as of December 31, 2021, 4% of our net assets (liabilities) were Level 1, 95% were Level 2 and 1% were Level 3.

As of December 31, 2020, 41% of our net assets (liabilities) were Level 1, 56% were Level 2 and 3% were Level 3. Excluding separate account assets as of December 31, 2020, 3% of our net assets (liabilities) were Level 1, 97% were Level 2 and 0% were Level 3.

Changes in Level 3 Fair Value Measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2021, were $1,672.2 million as compared to $8,812.6 million as of December 31, 2020. The decrease was primarily related to net sales in our separate account assets due to the restructure of certain separate account real estate assets into a partnership entity that is carried at NAV.

Investments

We had total consolidated assets as of December 31, 2021, of $304,657.2 million, of which $108,905.9 million were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk; therefore, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of December 31, 2021, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans.

	December 31, 2021		December 31, 2020
	Carrying amount	% of total	Carrying amount	% of total

	($ in millions)
Fixed maturities:
Public	$49,964.1	46%	$51,966.5	49%
Private	28,612.6	26	27,275.9	26
Equity securities	2,347.2	2	2,013.4	2
Mortgage loans:
Commercial	16,350.8	15	15,398.4	14
Residential	3,317.9	3	1,944.6	2
Real estate held for sale	88.7	—	2.0	—
Real estate held for investment	1,986.7	2	1,795.3	2
Policy loans	759.6	1	784.0	1
Other investments	5,478.3	5	5,126.8	4
Total invested assets	108,905.9	100%	106,306.9	100%
Cash and cash equivalents	2,332.0		2,849.8
Total invested assets and cash	$111,237.9		$109,156.7

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

	For the year ended December 31,
	2021		2020		Increase (decrease)
	Yield	Amount	Yield	Amount	Yield	Amount

	($ in millions)
Fixed maturities	3.9%	$2,785.6	3.9%	$2,679.2	—%	$106.4
Equity securities	2.6	57.7	3.2	62.8	(0.6)	(5.1)
Mortgage loans - commercial	4.1	653.5	4.2	643.6	(0.1)	9.9
Mortgage loans - residential	5.2	136.7	4.7	81.1	0.5	55.6
Real estate	10.0	194.4	10.3	180.8	(0.3)	13.6
Policy loans	5.0	38.8	5.3	41.6	(0.3)	(2.8)
Cash and cash equivalents	0.2	4.3	0.6	17.4	(0.4)	(13.1)
Other investments	12.3	650.2	6.0	294.7	6.3	355.5
Total	4.4	4,521.2	4.1	4,001.2	0.3	520.0
Investment expenses	(0.1)	(115.1)	(0.1)	(110.6)	—	(4.5)
Net investment income	4.3%	$4,406.1	4.0%	$3,890.6	0.3%	$515.5

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Net investment income increased primarily due to favorable U.S. market performance on certain alternative investments, higher bond prepayments included in variable investment income and higher inflation-based investment returns on our Latin America average invested assets and cash.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains and losses for the years indicated.

	For the year ended December 31,
			Increase
	2021	2020	(decrease)

	(in millions)
Fixed maturities, available-for-sale – credit losses, including credit sales (1)	$(45.2)	$(62.2)	$17.0
Commercial mortgage loans ̶ credit losses	(1.3)	(13.9)	12.6
Other ̶ credit gains	7.7	(1.5)	9.2
Fixed maturities, available-for-sale and trading – noncredit	7.9	122.7	(114.8)
Derivatives and related hedge activities (2)	(114.5)	114.9	(229.4)
Other gains	147.9	142.6	5.3
Net realized capital gains (losses) (3)	$2.5	$302.6	$(300.1)
(1)	Includes credit sales, adjustments to the credit loss valuation allowance, write-offs and recoveries on available-for-sale securities.
(2)	Includes fixed maturities, trading net gains (losses) of $(5.8) million and $5.5 million for the years ended December 31, 2021 and 2020, respectively, which are a component of the GMWB embedded derivative hedging program net realized capital gains (losses) reflected in this line.
(3)	Net realized capital gains (losses) can be volatile due to credit losses from invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Net realized capital gains decreased primarily due to derivatives and related hedge losses in 2021 compared to gains in 2020 on currency derivatives not designated as hedging instruments due to changes in exchange rates and from decreased gains on interest rate swaps not designated as hedging instruments due to changes in interest rates. Additionally, decreased gains were seen in fixed maturities, available-for-sale and trading - noncredit due to noncredit gains related to portfolio rebalancing in 2020 and lower mark-to-market gains on trading fixed maturities.

U.S. Investment Operations

Of our invested assets, $101,945.6 million were held by our U.S. operations as of December 31, 2021. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our Investment Committee, appointed by our Board, is responsible for establishing investment policies and monitoring risk limits and tolerances. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect customers’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

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

We purchase credit default swaps to hedge certain credit exposures in our investment portfolio. We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $145.0 million and $125.0 million as of December 31, 2021 and December 31, 2020, respectively. We sell credit default swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 5, Derivative Financial Instruments” under the caption, “Credit Derivatives Sold.”

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

	Weighted average loan‑to‑value ratio		Debt service coverage ratio
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
New mortgages	50%	49%	3.2x	2.5x
Entire mortgage portfolio	46%	49%	2.5x	2.5x

We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, were $5,072.3 million and 3.9%, respectively, as of December 31, 2021, and $9,372.5 million and 4.0%, respectively, as of December 31, 2020. In addition, the amortized cost and weighted average yield of RMBS, residential collateralized mortgage obligations, and asset-backed securities - home equity with material prepayment risk were $7,131.1 million and 2.2%, respectively, as of December 31, 2021, and $6,122.7 million and 3.0%, respectively, as of December 31, 2020.

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

	December 31, 2021		December 31, 2020
	Carrying amount	% of total	Carrying amount	% of total

	($ in millions)
Fixed maturities:
Public	$46,975.5	46%	$47,818.3	49%
Private	28,577.9	28	27,228.8	28
Equity securities	1,051.5	1	545.8	1
Mortgage loans:
Commercial	15,920.1	16	14,952.3	15
Residential	2,942.6	3	1,511.0	1
Real estate held for sale	74.2	—	1.2	—
Real estate held for investment	1,986.4	2	1,794.9	2
Policy loans	745.7	1	764.1	1
Other investments	3,671.7	3	3,214.7	3
Total invested assets	101,945.6	100%	97,831.1	100%
Cash and cash equivalents	2,074.8		2,607.2
Total invested assets and cash	$104,020.4		$100,438.3

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities. Included in the privately placed category as of December 31, 2021 and December 31, 2020, were $18.3 billion and $18.6 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

Fixed maturities were diversified by category of issuer, as shown in the following table for the years indicated.

	December 31, 2021		December 31, 2020
	Carrying amount	Percent of total	Carrying amount	Percent of total

	($ in millions)
U.S. government and agencies	$2,067.1	3%	$2,086.1	3%
Non-U.S. governments	949.5	1	950.3	1
States and political subdivisions	9,289.9	12	9,156.5	12
Corporate - public	23,042.1	31	24,944.6	33
Corporate - private	20,251.8	27	18,706.0	25
Residential mortgage-backed pass-through securities	3,262.7	4	3,165.0	4
Commercial mortgage-backed securities	5,556.1	7	4,936.9	7
Residential collateralized mortgage obligations	3,834.8	5	3,053.2	4
Asset-backed securities	7,299.4	10	8,048.5	11
Total fixed maturities	$75,553.4	100%	$75,047.1	100%

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 16% of total fixed maturities as of both December 31, 2021, and December 31, 2020. It is comprised of corporate and foreign government fixed maturities. The following table presents the carrying amount of our international exposure for our U.S. operation’s fixed maturities portfolio for the years indicated.

	December 31, 2021	December 31, 2020

	(in millions)
European Union, excluding UK	$2,876.6	$3,015.5
United Kingdom	2,079.0	2,135.7
Australia/New Zealand	2,060.3	2,106.6
Latin America	1,578.6	1,502.0
Asia-Pacific	1,364.3	1,372.1
Middle East and Africa	920.7	907.5
Europe, non-European Union	713.7	849.5
Other (1)	253.7	224.8
Total	$11,846.9	$12,113.7
(1)	Includes exposure from one country and various supranational organizations as of December 31, 2021 and two countries and various supranational organizations as of December 31, 2020.

International fixed maturities exposure is determined by the country of risk of the obligor entity. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of December 31, 2021 and December 31, 2020, our investments in Canada totaled $1,839.5 million and $2,037.9 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The following table presents our top ten exposures as of December 31, 2021.

Amortized cost
(in millions)
Berkshire Hathaway Inc.	$288.1
NextEra Energy, Inc	224.2
Comcast Corporation	223.4
Bank of America Corporation	219.0
Duke Energy Corporation	217.4
Sempra Energy	214.5
JPMorgan Chase & Co.	211.7
Emirate of Abu Dhabi	210.8
The Walt Disney Company	208.1
Wells Fargo & Company	205.2
Total top ten exposures	$2,222.4

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

	December 31, 2021			December 31, 2020
			Percent of			Percent of
	Amortized	Carrying	carrying	Amortized	Carrying	carrying
NAIC designation	cost	amount	amount	cost	amount	amount

	($ in millions)
1	$46,117.2	$49,166.2	65%	$44,265.2	$48,772.3	65%
2	20,140.8	22,094.8	29	19,106.8	21,827.8	29
3	3,909.7	4,016.5	6	3,720.5	3,910.5	5
4	245.2	242.2	—	524.3	513.6	1
5	34.4	28.9	—	19.9	17.1	—
6	3.6	4.8	—	10.3	5.8	—
Total fixed maturities	$70,450.9	$75,553.4	100%	$67,647.0	$75,047.1	100%

Fixed maturities included 49 securities with an amortized cost of $352.6 million, gross gains of $1.9 million, gross losses of $0.7 million and a carrying amount of $353.8 million as of December 31, 2021, that were still pending a review and assignment of a designation by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, we will always have securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent designation is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities. As of December 31, 2021, based on amortized cost, 95% of our CMBS portfolio had an NAIC designation of 1.

The following table presents our exposure by credit quality based on NAIC designations for our CMBS portfolio as of the years indicated.

	December 31, 2021		December 31, 2020
	Amortized	Carrying	Amortized	Carrying
NAIC designation	cost	amount	cost	amount

	(in millions)
1	$5,169.9	$5,285.8	$4,148.4	$4,315.3
2	169.5	176.3	114.5	122.7
3	84.2	87.4	378.7	403.8
4	5.1	5.3	87.3	90.5
5	—	—	4.4	2.9
6	1.6	1.3	3.2	1.7
Total (1)	$5,430.3	$5,556.1	$4,736.5	$4,936.9
(1)	The CMBS portfolio included agency CMBS with a $405.5 million amortized cost and a $410.3 million carrying amount as of December 31, 2021, and a $285.3 million amortized cost and a $297.3 million carrying amount as of December 31, 2020.

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

	December 31, 2021	December 31, 2020

	($ in millions)
Total fixed maturities (public and private)	$75,553.4	$75,047.1
Problem fixed maturities (1)	$20.5	$31.7
Potential problem fixed maturities	5.7	72.6
Total problem, potential problem and restructured fixed maturities	$26.2	$104.3
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	0.03%	0.14%
(1)	The problem fixed maturities carrying amount is net of the credit loss valuation allowance.

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

The net realized loss relating to the change in the allowance for credit loss and credit related sales of fixed maturities was $34.7 million and $61.9 million for the years ended December 31, 2021 and 2020, respectively.

Fixed Maturities Available-for-Sale

The following tables present our fixed maturities available-for-sale by industry category, as of the years indicated.

	December 31, 2021
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount

	(in millions)
Finance — Banking	$4,746.3	$333.3	$15.2	$—	$5,064.4
Finance — Brokerage	798.8	78.9	5.6	—	872.1
Finance — Finance Companies	524.9	24.8	0.7	—	549.0
Finance — Financial Other	987.4	36.5	1.1	—	1,022.8
Finance — Insurance	2,845.8	400.5	6.7	—	3,239.6
Finance — Real estate investment trusts (“REITs”)	2,260.1	148.0	4.8	—	2,403.3
Industrial — Basic Industry	1,794.6	170.7	3.5	—	1,961.8
Industrial — Capital Goods	2,299.1	205.6	8.8	—	2,495.9
Industrial — Communications	3,140.3	407.0	10.6	—	3,536.7
Industrial — Consumer Cyclical	1,905.8	99.8	11.3	—	1,994.3
Industrial — Consumer Non-Cyclical	4,684.6	500.7	13.8	—	5,171.5
Industrial — Energy	2,669.8	335.6	7.1	—	2,998.3
Industrial — Other	760.6	44.5	0.7	—	804.4
Industrial — Technology	2,629.8	207.2	9.6	4.5	2,822.9
Industrial — Transportation	2,119.5	193.3	2.7	—	2,310.1
Utility — Electric	3,970.7	434.2	18.2	—	4,386.7
Utility — Natural Gas	644.6	72.4	2.8	—	714.2
Utility — Other	447.7	29.8	4.2	—	473.3
Government guaranteed	256.1	39.5	0.1	—	295.5
Total corporate securities	39,486.5	3,762.3	127.5	4.5	43,116.8

Residential mortgage-backed pass-through securities	3,113.1	59.0	26.8	—	3,145.3
Commercial mortgage-backed securities	5,404.7	157.0	30.9	0.3	5,530.5
Residential collateralized mortgage obligations	3,781.5	92.4	39.1	—	3,834.8
Asset-backed securities — Home equity (1)	119.1	12.0	0.1	0.1	130.9
Asset-backed securities — All other	3,585.7	26.7	19.2	—	3,593.2
Collateralized debt obligations — Credit	16.8	—	5.1	—	11.7
Collateralized debt obligations — CMBS	—	0.9	—	—	0.9
Collateralized debt obligations — Loans	3,547.9	3.6	4.5	—	3,547.0
Total mortgage-backed and other asset-backed securities	19,568.8	351.6	125.7	0.4	19,794.3

U.S. government and agencies	1,957.7	146.3	37.4	—	2,066.6
States and political subdivisions	8,272.0	1,029.0	16.6	—	9,284.4
Non-U.S. governments	821.6	127.5	2.1	—	947.0
Total fixed maturities, available-for-sale	$70,106.6	$5,416.7	$309.3	$4.9	$75,209.1
(1)	This exposure is all related to sub-prime mortgage loans.

	December 31, 2020
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount

	(in millions)
Finance — Banking	$4,924.8	$535.5	$12.5	$—	$5,447.8
Finance — Brokerage	760.5	100.6	0.1	—	861.0
Finance — Finance Companies	469.7	22.1	7.5	—	484.3
Finance — Financial Other	420.9	28.3	—	—	449.2
Finance — Insurance	2,670.4	512.0	0.1	—	3,182.3
Finance — REITs	2,147.7	231.4	0.3	—	2,378.8
Industrial — Basic Industry	1,871.7	252.1	—	—	2,123.8
Industrial — Capital Goods	2,305.3	279.3	2.9	—	2,581.7
Industrial — Communications	3,129.7	559.6	2.7	—	3,686.6
Industrial — Consumer Cyclical	1,897.9	187.9	3.7	—	2,082.1
Industrial — Consumer Non-Cyclical	4,467.5	721.2	1.3	—	5,187.4
Industrial — Energy	2,873.1	433.4	14.2	—	3,292.3
Industrial — Other	677.0	77.5	0.6	—	753.9
Industrial — Technology	2,180.3	293.8	2.4	—	2,471.7
Industrial — Transportation	2,175.9	298.4	12.6	—	2,461.7
Utility — Electric	4,005.4	649.4	2.9	—	4,651.9
Utility — Natural Gas	615.1	110.4	—	—	725.5
Utility — Other	384.8	50.0	—	—	434.8
Government guaranteed	193.3	43.7	—	—	237.0
Total corporate securities	38,171.0	5,386.6	63.8	—	43,493.8

Residential mortgage-backed pass-through securities	2,845.7	129.0	0.2	—	2,974.5
Commercial mortgage-backed securities	4,709.4	240.0	35.3	4.3	4,909.8
Residential collateralized mortgage obligations	2,905.7	149.4	2.7	—	3,052.4
Asset-backed securities — Home equity (1)	180.0	15.4	0.8	—	194.6
Asset-backed securities — All other	3,745.3	78.3	26.4	—	3,797.2
Collateralized debt obligations — Credit	16.8	—	5.1	—	11.7
Collateralized debt obligations — CMBS	—	0.7	—	—	0.7
Collateralized debt obligations — Loans	4,029.1	8.0	19.8	2.2	4,015.1
Total mortgage-backed and other asset-backed securities	18,432.0	620.8	90.3	6.5	18,956.0

U.S. government and agencies	1,870.1	226.0	10.5	—	2,085.6
States and political subdivisions	7,990.3	1,174.1	12.6	—	9,151.8
Non-U.S. governments	771.4	176.3	—	—	947.7
Total fixed maturities, available-for-sale	$67,234.8	$7,583.8	$177.2	$6.5	$74,634.9
(1)	This exposure is all related to sub-prime mortgage loans.

Of the $309.3 million in gross unrealized losses as of December 31, 2021, $0.6 million in losses were attributed to securities scheduled to mature in one year or less, $14.6 million attributed to securities scheduled to mature between one to five years, $65.5 million attributed to securities scheduled to mature between five to ten years, $102.9 million attributed to securities scheduled to mature after ten years and $125.7 million related to mortgage-backed and other ABS that are not classified by maturity year. As of December 31, 2021, we were in a $5,107.4 million net unrealized gain position as compared to a $7,406.6 million net unrealized gain position as of December 31, 2020. The $2,299.2 million decrease in net unrealized gains for the year ended December 31, 2021, can be attributed to an approximate 51 basis points increase in interest rates, partially offset by tightening of credit spreads.

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

The following table presents our fixed maturities available-for-sale by investment grade and below investment grade as of the years indicated.

	December 31, 2021					December 31, 2020
		Gross	Gross	Allowance			Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount	cost	gains	losses	loss	amount

	(in millions)
Investment grade:
Public	$41,401.6	$4,000.6	$179.3	$0.2	$45,222.7	$40,025.5	$5,504.9	$58.8	$0.2	$45,471.4
Private	24,557.3	1,276.7	94.8	—	25,739.2	22,951.9	1,855.2	71.7	1.3	24,734.1
Below investment grade:
Public	1,428.4	90.8	8.9	—	1,510.3	1,912.8	127.3	19.0	—	2,021.1
Private	2,719.3	48.6	26.3	4.7	2,736.9	2,344.6	96.4	27.7	5.0	2,408.3
Total fixed maturities, available-for-sale	$70,106.6	$5,416.7	$309.3	$4.9	$75,209.1	$67,234.8	$7,583.8	$177.2	$6.5	$74,634.9

The following tables present the carrying amount and the gross unrealized losses on our fixed maturities available-for-sale for which an allowance for credit loss has not been recorded by grade and aging category as of December 31, 2021 and December 31, 2020, respectively.

	December 31, 2021
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses

	(in millions)
Investment grade:
Three months or less	$3,093.0	$20.9	$3,289.2	$16.7	$6,382.2	$37.6
Greater than three to six months	2,419.1	44.9	2,242.1	29.8	4,661.2	74.7
Greater than six to nine months	42.2	0.9	262.5	2.4	304.7	3.3
Greater than nine to twelve months	1,479.4	55.1	824.8	24.7	2,304.2	79.8
Greater than twelve to twenty-four months	748.0	50.0	514.2	15.4	1,262.2	65.4
Greater than twenty-four to thirty-six months	45.0	2.1	4.9	0.1	49.9	2.2
Greater than thirty-six months	61.8	5.2	163.1	5.7	224.9	10.9
Total fixed maturities, available-for-sale	$7,888.5	$179.1	$7,300.8	$94.8	$15,189.3	$273.9

	December 31, 2021
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses

	(in millions)
Below investment grade:
Three months or less	$96.5	$2.6	$604.3	$2.2	$700.8	$4.8
Greater than three to six months	81.2	2.0	450.7	5.1	531.9	7.1
Greater than six to nine months	7.4	0.3	31.3	1.2	38.7	1.5
Greater than nine to twelve months	6.5	0.7	122.6	3.4	129.1	4.1
Greater than twelve to twenty-four months	18.3	1.1	128.7	6.9	147.0	8.0
Greater than twenty-four to thirty-six months	25.8	0.4	10.4	1.6	36.2	2.0
Greater than thirty-six months	12.5	1.8	13.3	5.5	25.8	7.3
Total fixed maturities, available-for-sale	$248.2	$8.9	$1,361.3	$25.9	$1,609.5	$34.8

	December 31, 2021
	Problem, potential		All other fixed
	problem and restructured		maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses

	(in millions)
Estimated fair value had declined and remained below amortized cost by 20% or more:
Three months or less	$2.6	$0.7	$2.6	$0.9	$5.2	$1.6
Greater than three to six months	1.6	0.5	3.5	1.1	5.1	1.6
Greater than six to nine months	—	—	0.3	0.3	0.3	0.3
Greater than nine to twelve months	—	—	0.1	0.3	0.1	0.3
Greater than twelve months	0.2	0.3	15.1	6.7	15.3	7.0
Total fixed maturities, available-for-sale	$4.4	$1.5	$21.6	$9.3	$26.0	$10.8

	December 31, 2020
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses

	(in millions)
Investment grade:
Three months or less	$641.2	$6.3	$573.0	$4.5	$1,214.2	$10.8
Greater than three to six months	490.8	12.8	414.4	5.1	905.2	17.9
Greater than six to nine months	119.7	4.5	92.2	5.1	211.9	9.6
Greater than nine to twelve months	849.2	21.4	1,944.7	38.9	2,793.9	60.3
Greater than twelve to twenty-four months	67.7	2.9	144.7	1.1	212.4	4.0
Greater than twenty-four to thirty-six months	27.4	2.9	693.3	5.5	720.7	8.4
Greater than thirty-six months	85.0	8.0	85.9	11.2	170.9	19.2
Total fixed maturities, available-for-sale	$2,281.0	$58.8	$3,948.2	$71.4	$6,229.2	$130.2

	December 31, 2020
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses

	(in millions)
Below investment grade:
Three months or less	$10.2	$0.1	$75.6	$0.2	$85.8	$0.3
Greater than three to six months	29.9	0.1	81.8	1.5	111.7	1.6
Greater than six to nine months	7.6	0.5	—	—	7.6	0.5
Greater than nine to twelve months	212.7	13.0	348.5	13.8	561.2	26.8
Greater than twelve to twenty-four months	23.2	3.8	13.4	1.6	36.6	5.4
Greater than twenty-four to thirty-six months	8.5	1.2	62.0	1.9	70.5	3.1
Greater than thirty-six months	5.8	0.3	16.8	6.3	22.6	6.6
Total fixed maturities, available-for-sale	$297.9	$19.0	$598.1	$25.3	$896.0	$44.3

	December 31, 2020
	Problem, potential		All other fixed
	problem and restructured		maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses

	(in millions)
Estimated fair value had declined and remained below amortized cost by 20% or more:
Three months or less	$—	$—	$26.5	$9.0	$26.5	$9.0
Greater than three to six months	—	—	12.3	3.6	12.3	3.6
Greater than six to nine months	1.6	0.4	0.1	0.3	1.7	0.7
Greater than nine to twelve months	—	—	19.6	8.6	19.6	8.6
Greater than twelve months	0.1	0.4	11.7	5.2	11.8	5.6
Total fixed maturities, available-for-sale	$1.7	$0.8	$70.2	$26.7	$71.9	$27.5

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

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 23% and 22% of our commercial mortgage loan portfolio before valuation allowance as of December 31, 2021 and December 31, 2020, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The typical borrower in our commercial mortgage loan portfolio is a single purpose entity or single asset entity. As of December 31, 2021 and December 31, 2020, the total number of commercial mortgage loans outstanding were 750 and 753, of which 41% and 44% were for loans with principal balances less than $10.0 million as of December 31, 2021 and December 31, 2020, respectively. The average loan size of our commercial mortgage portfolio was $21.3 million and $19.9 million as of December 31, 2021 and December 31, 2020, respectively.

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

We had one problem commercial mortgage loan with a carrying amount of $8.8 million for which we also had a valuation allowance of $8.8 million as of December 31, 2021. We did not have problem, potential problem and restructured commercial mortgage loans as of December 31, 2020.

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

Real Estate

Real estate consists primarily of commercial equity real estate. As of December 31, 2021 and December 31, 2020, the carrying amount of our equity real estate investment was $2,060.6 million and $1,796.1 million, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $1,986.4 million and $1,794.9 million as of December 31, 2021 and December 31, 2020, respectively. The carrying value of real estate held for investment is generally adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized capital losses in our consolidated results of operations. Impairment adjustments recorded for the year ended December 31, 2020, were $0.5 million. No such impairment adjustments were recorded for the year ended December 31, 2021.

The carrying amount of real estate held for sale was $74.2 million and $1.2 million as of December 31, 2021 and December 31, 2020, respectively. Once we identify a real estate property to be sold and it is probable that it will be sold, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. The valuation allowance did not change for the year ended December 31, 2021 or for the year ended December 31, 2020.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country. As of December 31, 2021, our largest equity real estate portfolio concentration was in the Pacific (42%) region of the United States. By property type, our largest concentrations were in Apartments (41%) and Industrial (25%) as of December 31, 2021.

Other Investments

Our other investments totaled $3,671.7 million as of December 31, 2021, compared to $3,214.7 million as of December 31, 2020. Other investments include interests in unconsolidated entities, which include real estate properties owned jointly with venture partners and operated by the partners; sponsored investment funds; the cash surrender value of company owned and trust owned life insurance; derivative assets and other investments.

International Investment Operations

Of our invested assets, $6,960.3 million were held by our Principal International segment as of December 31, 2021. The assets are primarily managed by the local Principal International affiliate. Due to the regulatory constraints in each location, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets is fixed maturities. The following table excludes invested assets of the separate accounts.

	December 31, 2021		December 31, 2020
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total

	($ in millions)
Fixed maturities:
Public	$2,988.6	43%	$4,148.2	49%
Private	34.7	1	47.1	1
Equity securities	1,295.7	19	1,467.6	17
Mortgage loans:
Commercial	430.7	6	446.1	5
Residential	375.3	5	433.6	5
Real estate held for sale	14.5	—	0.8	—
Real estate held for investment	0.3	—	0.4	—
Policy loans	13.9	—	19.9	—
Other investments:
Direct financing leases	609.5	9	710.7	8
Investment in unconsolidated operating entities	849.9	12	808.3	10
Derivative assets and other investments	347.2	5	393.1	5
Total invested assets	6,960.3	100%	8,475.8	100%
Cash and cash equivalents	257.2		242.6
Total invested assets and cash	$7,217.5		$8,718.4

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

Guaranteed Minimum Interest Rate Exposure.  The following table provides detail on the differences between the interest rates being credited to contractholders as of December 31, 2021, and the respective guaranteed minimum interest rates (“GMIRs”). Amounts for contracts without significant fee revenues such as GICs, funding agreements, individual fixed income annuities and guaranteed pension contracts are excluded. Account values are broken down by GMIR level within the Retirement and Income Solutions and U.S. Insurance Solutions segments.

	Account values (1)
		Excess of crediting rates over GMIR:
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total

	($ in millions)
Guaranteed minimum interest rate
Retirement and Income Solutions
Up to 1.00%	$544.1	$202.8	$8,273.7	$1,928.3	$1,719.5	$12,668.4
1.01% ‑ 2.00%	518.1	214.3	135.9	395.3	—	1,263.6
2.01% ‑ 3.00%	4,368.5	—	—	—	—	4,368.5
3.01% ‑ 4.00%	186.2	—	—	—	—	186.2
4.01% and above	21.2	—	—	—	—	21.2
Subtotal	5,638.1	417.1	8,409.6	2,323.6	1,719.5	18,507.9

U.S. Insurance Solutions
Up to 1.00%	—	20.4	—	—	—	20.4
1.01% ‑ 2.00%	330.1	—	386.6	618.7	188.2	1,523.6
2.01% ‑ 3.00%	934.4	1,131.8	787.1	58.8	0.3	2,912.4
3.01% ‑ 4.00%	1,727.3	4.4	20.9	29.6	3.1	1,785.3
4.01% and above	48.5	4.1	3.6	1.6	—	57.8
Subtotal	3,040.3	1,160.7	1,198.2	708.7	191.6	6,299.5

Total	$8,678.4	$1,577.8	$9,607.8	$3,032.3	$1,911.1	$24,807.4
Percentage of total	35.0%	6.4%	38.7%	12.2%	7.7%	100.0%
(1)	Includes only the account values, net of policy loans, for products with GMIRs and discretionary crediting rates.

In addition to the domestic account values shown in the table above, Principal International had $527.8 million of account values with GMIRs in Brazil as of December 31, 2021. The Brazil amount includes account values from an equity method subsidiary, adjusted to reflect the proportion of the subsidiary’s results reflected in our net income. Our liabilities in Principal International are generally denominated in the functional currency of the location of operation. The pattern of interest rate movements in our international operations will likely differ from the pattern of interest rate movements in the U.S.

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

We estimate a hypothetical 100 basis point immediate, parallel increase in interest rates would reduce the net reported fair value of our financial assets and derivatives by $5,479.7 million as of December 31, 2021, compared to $5,430.2 million as of December 31, 2020. This estimate only reflects the change in fair value for financial assets and derivatives reported at fair value on our consolidated statements of financial position. Assets and liabilities not reported at fair value on our consolidated statements of financial position – including mortgage loans, liabilities relating to insurance contracts, investment contracts, debt and bank deposits – are excluded from this sensitivity analysis. We believe the excluded liability items would economically serve as a partial offset to the net interest rate risk of the financial instruments included in the sensitivity analysis. Separate account assets and liabilities are also excluded from this estimate, as any interest rate risk is borne by the holder of the separate account. For more information on fair value measurements, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements.”

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

Our net estimated potential loss in fair value as of December 31, 2021, increased $49.5 million from December 31, 2020, due to a number of offsetting factors including a decrease in the balance of fixed maturities, available-for-sale and variation in derivative holdings related to various hedging programs.

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

Use of Derivatives to Manage Interest Rate Risk.  We use or have used various derivative financial instruments to manage our exposure to fluctuations in interest rates, including interest rate swaps, interest rate options, to be announced (“TBA”) forwards, treasury forwards, swaptions and futures. We use interest rate swaps, treasury forwards and futures contracts to hedge against changes in the value of the GMWB liability. We use interest rate swaps and have used TBA forwards primarily to more closely match the interest rate characteristics of assets and liabilities. They can be used to change the sensitivity to the interest rate of specific assets and liabilities as well as an entire portfolio. We use interest rate options to manage prepayment risks in our assets and minimum guaranteed interest rates and lapse risks in our liabilities. We have purchased swaptions to hedge interest rate exposure for certain assets and liabilities.

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

We estimate as of December 31, 2021, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency-denominated instruments identified above because we effectively hedge foreign currency-denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2020. However, fluctuations in foreign currency exchange rates do affect the translation of segment pre-tax operating earnings and equity of our international operations into our consolidated financial statements.

For our Principal International segment, we estimate a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $302.9 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of December 31, 2021, as compared to an estimated $323.0 million, or 10%, reduction as of December 31, 2020. We estimate a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $38.5 million, or 12%, reduction in segment pre-tax operating earnings of our international operations for the year ended December 31, 2021, as compared to an estimated $36.0 million, or 12%, reduction for the year ended December 31, 2020.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk.  The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. The notional amount of our currency swap agreements associated with foreign-denominated liabilities was $0.0 million and $128.3 million as of December 31, 2021 and December 31, 2020, respectively. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $958.9 million and $679.2 million as of December 31, 2021 and December 31, 2020, respectively.

With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our Principal International operations had currency swaps with a notional amount of $283.8 million and $238.0 million as of December 31, 2021 and December 31, 2020, respectively. Our Principal International operations also utilized currency forwards with a notional amount of $721.7 million and $814.3 million as of December 31, 2021 and December 31, 2020, respectively.

We use currency forwards to hedge certain foreign-denominated real estate funds in our domestic operations and net equity investments in our foreign operations, including certain sponsored investment funds. We held currency forwards with a notional amount of $321.9 million and $301.5 million as of December 31, 2021 and December 31, 2020, respectively. We have used currency options to hedge currency risk associated with expected cash flows from our foreign operations. No currency options were utilized as of December 31, 2021 or December 31, 2020.

Equity Risk

Equity risk is the risk we will incur economic losses due to adverse fluctuations in equity markets. As of December 31, 2021 and December 31, 2020, the fair value of our equity securities was $2,347.2 million and $2,013.4 million, respectively. We estimate a 10% decline in the prices of the equity securities would result in a decline in fair value of our equity securities of $234.7 million as of December 31, 2021, as compared to a decline in fair value of our equity securities of $201.3 million as of December 31, 2020.

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

We also have equity risk associated with (1) fixed deferred annuity and universal life contracts that credit interest to customers based on changes in an external equity index; (2) variable annuity contracts that have a GMWB rider that allows the customer to make withdrawals of a specified annual amount, either for a fixed number of years or for the lifetime of the customer, even if the account value is reduced to zero; (3) variable annuity contracts that have a guaranteed minimum death benefit (“GMDB”) that allows the death benefit to be paid, even if the account value has fallen below the GMDB amount and (4) investment contracts in which the return is subject to minimum contractual guarantees. We are also subject to equity risk based upon the assets that support our employee benefit plans. For further discussion of equity risk associated with these plans, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefit Plans.”

We estimate an immediate 10% decline in the S&P 500 index, followed by a 2% per quarter increase would reduce our annual segment pre-tax operating earnings by approximately 5% to 8% over the next 12 months. This estimate excludes the impact of any potential unlocking of our DAC asset and other actuarial balances. The selection of a 10% unfavorable change in the S&P 500 index should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. Our exposure will change as a result of changes in our mix of business.

Separate and distinct from our equity risk associated with a decline in the S&P index, we also have equity risk associated with certain alternative investments. These investments are comprised of several asset categories (including hedge funds, private equity, infrastructure and direct lending) that provide an attractive asset match to our long-dated liabilities and create diversification benefits to our fixed income investments. The risk profile of these investments is actively monitored by our Investment Committee and our corporate risk management function. Changes in the value of these investments will impact earnings. We estimate an immediate 10% decline in the value of those assets, followed by a 2% per quarter increase would reduce our annual segment pre-tax operating earnings by less than 7%. This estimate excludes the impact of any potential unlocking of our DAC asset and other actuarial balances. The selection of a 10% unfavorable change in the value of those assets should not be construed as a prediction of future market events, but rather as an illustration of the potential impact of such a decline in value of those assets.

Use of Derivatives to Manage Equity Risk.  We economically hedge the fixed deferred annuity and universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product’s profile or selling options to offset existing exposures. We economically hedged the GMWB exposure, which includes interest rate risk and equity risk, using futures, options, treasury forwards and interest rate swaps with notional amounts of $1,924.9 million, $1,699.6 million, $2,181.6 million, and $4,577.1 million, respectively, as of December 31, 2021, and notional amounts of $389.5 million, $1,249.6 million, $0.0 million, and $6,961.6 million, respectively, as of December 31, 2020. The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Principal Financial Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Principal Financial Group, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Principal Financial Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 11, 2022, expressed an unqualified opinion thereon.

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
Des Moines, Iowa February 11, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Principal Financial Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Principal Financial Group, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 11, 2022 expressed an unqualified opinion thereon.

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

At December 31, 2021, the Company’s deferred acquisition costs totaled $3.8 billion.  As discussed in Note 1 of the consolidated financial statements, the carrying amount of the deferred acquisition costs is the total of costs deferred less amortization for which a significant portion of the amortization is calculated in relation to the present value of estimated gross profits. There is significant uncertainty inherent in calculating estimated gross profits as the calculation is sensitive to management’s best estimate of assumptions such as mortality, lapses, equity returns, general account investment yields and expenses.  Management’s assumptions are adjusted, also known as unlocking, based on actual policyholder behavior and market experience and projecting for expected trends.  The unlocking results in amortization being recalculated using the new assumptions for estimated gross profits, resulting either in additional or less cumulative amortization expense.

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

A subset of the Company’s $78.6 billion fixed-income securities portfolio exhibits higher estimation uncertainty when determining fair value. The fixed-income securities, which include bonds, asset-backed securities, redeemable preferred stock and certain non-redeemable preferred securities, are classified as either available-for-sale or trading and, accordingly, are carried at fair value in the consolidated statements of financial position. As discussed in Note 14 of the consolidated financial statements, for certain securities the Company obtains prices from third party pricing vendors, a subset of which exhibit higher estimation uncertainty given the characteristics of the security. In addition, the Company uses a matrix priced internal model to develop the fair value for a subset of corporate bonds. The fair value is developed using a risk spread which creates higher estimation uncertainty.

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
Des Moines, Iowa February 11, 2022

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	December 31,	December 31,
	2021	2020

	(in millions)
Assets
Fixed maturities, available-for-sale	$78,154.5	$78,710.3
Fixed maturities, trading	422.2	532.1
Equity securities (2021 and 2020 include $783.7 million and $902.5 million related to consolidated variable interest entities)	2,347.2	2,013.4
Mortgage loans (2021 and 2020 include $1,260.1 million and $319.0 million related to consolidated variable interest entities)	19,668.7	17,343.0
Real estate (2021 and 2020 include $672.0 million and $476.8 million related to consolidated variable interest entities)	2,075.4	1,797.3
Policy loans	759.6	784.0
Other investments (2021 and 2020 include $522.8 million and $348.5 million related to consolidated variable interest entities and $0.0 million and $28.5 million measured at fair value under the fair value option)	5,478.3	5,126.8
Total investments	108,905.9	106,306.9
Cash and cash equivalents (2021 and 2020 include $49.6 million and $28.8 million related to consolidated variable interest entities)	2,332.0	2,849.8
Accrued investment income	695.8	710.6
Premiums due and other receivables	1,842.4	1,723.8
Deferred acquisition costs	3,757.5	3,409.7
Property and equipment	1,038.0	1,019.0
Goodwill	1,627.6	1,711.0
Other intangibles	1,600.6	1,723.0
Separate account assets (2021 and 2020 include $33,957.7 million and $41,138.9 million related to consolidated variable interest entities)	182,345.4	175,951.4
Other assets	512.0	1,222.5
Total assets	$304,657.2	$296,627.7
Liabilities
Contractholder funds (2021 and 2020 include $344.0 million and $388.6 million related to consolidated variable interest entities)	$43,598.0	$43,237.7
Future policy benefits and claims	43,948.1	45,207.2
Other policyholder funds	1,071.0	1,059.4
Short-term debt	79.8	84.7
Long-term debt	4,280.2	4,279.2
Income taxes currently payable	15.5	22.3
Deferred income taxes	2,320.2	2,330.8
Separate account liabilities (2021 and 2020 include $33,957.7 million and $41,138.9 million related to consolidated variable interest entities)	182,345.4	175,951.4
Other liabilities (2021 and 2020 include $58.7 million and $24.5 million related to consolidated variable interest entities)	10,540.7	7,582.1
Total liabilities	288,198.9	279,754.8

Redeemable noncontrolling interest (2021 and 2020 include $304.0 million and $226.8 million related to consolidated variable interest entities)	332.5	255.6

Stockholders’ equity
Common stock, par value $0.01 per share; 2,500.0 million shares authorized; 484.9 million and 481.9 million shares issued as of 2021 and 2020; 261.7 million and 273.3 million shares outstanding as of 2021 and 2020	4.8	4.8
Additional paid-in capital	10,495.0	10,321.6
Retained earnings	12,884.5	11,838.0
Accumulated other comprehensive income	1,610.9	2,383.1
Treasury stock, at cost (223.2 million and 208.6 million shares as of 2021 and 2020)	(8,925.8)	(7,988.6)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	16,069.4	16,558.9
Noncontrolling interest	56.4	58.4
Total stockholders’ equity	16,125.8	16,617.3
Total liabilities and stockholders’ equity	$304,657.2	$296,627.7

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

	For the year ended December 31,
	2021	2020	2019

	(in millions, except per share data)
Revenues
Premiums and other considerations	$4,841.5	$6,037.4	$7,866.6
Fees and other revenues	5,012.6	4,511.1	4,409.9
Net investment income	4,406.1	3,890.6	3,998.4
Net realized capital gains (losses) (1)	2.5	302.6	(52.8)
Total revenues	14,262.7	14,741.7	16,222.1
Expenses
Benefits, claims and settlement expenses	7,097.0	8,281.5	9,905.8
Dividends to policyholders	94.8	120.2	119.1
Operating expenses	4,987.3	4,646.5	4,503.9
Total expenses	12,179.1	13,048.2	14,528.8
Income before income taxes	2,083.6	1,693.5	1,693.3
Income taxes	326.2	265.0	249.2
Net income	1,757.4	1,428.5	1,444.1
Net income attributable to noncontrolling interest	46.8	32.7	49.9
Net income attributable to Principal Financial Group, Inc.	$1,710.6	$1,395.8	$1,394.2

Earnings per common share
Basic earnings per common share	$6.36	$5.08	$5.00

Diluted earnings per common share	$6.27	$5.05	$4.96
(1)Includes realized and unrealized gains (losses). See Note 4, Investments, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Comprehensive Income

	For the year ended December 31,
	2021	2020	2019

	(in millions)
Net income	$1,757.4	$1,428.5	$1,444.1
Other comprehensive income (loss), net:
Net unrealized gains (losses) on available-for-sale securities	(670.9)	1,376.5	2,616.1
Noncredit component of impairment losses on fixed maturities, available-for-sale	—	—	3.0
Net unrealized gains (losses) on derivative instruments	33.6	(35.2)	(11.0)
Foreign currency translation adjustment	(254.2)	30.6	(78.7)
Net unrecognized postretirement benefit obligation	115.8	(24.9)	77.3
Other comprehensive income (loss)	(775.7)	1,347.0	2,606.7
Comprehensive income	981.7	2,775.5	4,050.8
Comprehensive income attributable to noncontrolling interest	43.3	34.5	53.6
Comprehensive income attributable to Principal Financial Group, Inc.	$938.4	$2,741.0	$3,997.2

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders’
	stock	capital	earnings	income (loss)	stock	interest	equity

	(in millions)
Balances as of January 1, 2019	$4.8	$10,060.7	$10,290.2	$(1,565.1)	$(7,400.6)	$66.0	$11,456.0
Common stock issued	—	37.7	—	—	—	—	37.7
Stock-based compensation	—	89.7	(8.1)	—	—	0.3	81.9
Treasury stock acquired, common	—	—	—	—	(281.0)	—	(281.0)
Dividends to common stockholders	—	—	(606.0)	—	—	—	(606.0)
Distributions to noncontrolling interest	—	—	—	—	—	(20.9)	(20.9)
Contributions from noncontrolling interest	—	—	—	—	—	8.2	8.2
Purchase of subsidiary shares from noncontrolling interest (1)	—	(0.5)	—	—	—	(0.1)	(0.6)
Adjustments to redemption amount of redeemable noncontrolling interest	—	(5.0)	—	—	—	(0.4)	(5.4)
Effects of implementation of accounting change related to leases, net	—	—	4.0	—	—	—	4.0
Net income (1)	—	—	1,394.2	—	—	16.3	1,410.5
Other comprehensive income (1)	—	—	—	2,603.0	—	(1.6)	2,601.4
Balances as of December 31, 2019	4.8	10,182.6	11,074.3	1,037.9	(7,681.6)	67.8	14,685.8
Common stock issued	—	42.8	—	—	—	—	42.8
Stock-based compensation	—	96.3	(9.2)	—	—	—	87.1
Treasury stock acquired, common	—	—	—	—	(307.0)	—	(307.0)
Dividends to common stockholders	—	—	(614.5)	—	—	—	(614.5)
Distributions to noncontrolling interest	—	—	—	—	—	(40.3)	(40.3)
Contributions from noncontrolling interest	—	—	—	—	—	6.0	6.0
Purchase of subsidiary shares from noncontrolling interest (1)	—	—	—	—	—	(1.4)	(1.4)
Adjustments to redemption amount of redeemable noncontrolling interest	—	(0.1)	—	—	—	(0.1)	(0.2)
Effects of implementation of accounting change related to credit losses, net	—	—	(8.4)	—	—	—	(8.4)
Net income (1)	—	—	1,395.8	—	—	25.2	1,421.0
Other comprehensive income (1)	—	—	—	1,345.2	—	1.2	1,346.4
Balances as of December 31, 2020	4.8	10,321.6	11,838.0	2,383.1	(7,988.6)	58.4	16,617.3
Common stock issued	—	86.7	—	—	—	—	86.7
Stock-based compensation	—	106.1	(10.0)	—	—	0.1	96.2
Treasury stock acquired, common	—	—	—	—	(937.2)	—	(937.2)
Dividends to common stockholders	—	—	(654.1)	—	—	—	(654.1)
Distributions to noncontrolling interest	—	—	—	—	—	(33.7)	(33.7)
Contributions from noncontrolling interest	—	—	—	—	—	7.4	7.4
Purchase of subsidiary shares from noncontrolling interest (1)	—	(16.4)	—	—	—	(1.7)	(18.1)
Adjustments to redemption amount of redeemable noncontrolling interest	—	(3.0)	—	—	—	(0.1)	(3.1)
Net income (1)	—	—	1,710.6	—	—	29.3	1,739.9
Other comprehensive loss (1)	—	—	—	(772.2)	—	(3.3)	(775.5)
Balances as of December 31, 2021	$4.8	$10,495.0	$12,884.5	$1,610.9	$(8,925.8)	$56.4	$16,125.8
(1)	Excludes amounts attributable to redeemable noncontrolling interest. See Note 13, Stockholders’ Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2021	2020	2019

	(in millions)
Operating activities
Net income	$1,757.4	$1,428.5	$1,444.1
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital (gains) losses	(2.5)	(302.6)	52.8
Depreciation and amortization expense	275.3	251.9	226.8
Amortization of deferred acquisition costs and contract costs	317.8	412.9	371.4
Additions to deferred acquisition costs and contract costs	(518.7)	(499.9)	(515.5)
Stock-based compensation	96.1	87.6	82.6
Income from equity method investments, net of dividends received	(166.3)	(10.6)	(111.9)
Changes in:
Accrued investment income	13.8	(24.0)	(50.4)
Net cash flows for trading securities and equity securities with operating intent	99.9	144.2	(53.8)
Premiums due and other receivables	(100.9)	16.4	(247.6)
Contractholder and policyholder liabilities and dividends	1,363.5	1,591.2	3,599.9
Current and deferred income taxes	160.2	442.5	211.2
Real estate acquired through operating activities	(73.7)	(16.4)	(64.7)
Real estate sold through operating activities	1.8	195.5	136.1
Other assets and liabilities	10.4	(89.0)	401.1
Other	(15.3)	110.4	11.1
Net adjustments	1,461.4	2,310.1	4,049.1
Net cash provided by operating activities	3,218.8	3,738.6	5,493.2
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(16,625.5)	(15,713.4)	(14,137.1)
Sales	2,735.3	3,043.9	2,397.4
Maturities	10,960.0	8,819.5	7,064.2
Mortgage loans acquired or originated	(5,223.5)	(3,249.5)	(3,487.7)
Mortgage loans sold or repaid	2,853.2	2,477.2	2,335.9
Real estate acquired	(281.4)	(230.6)	(127.5)
Real estate sold	133.7	2.3	96.3
Net purchases of property and equipment	(129.9)	(108.8)	(132.4)
Purchase of business or interests in subsidiaries, net of cash acquired	—	—	(1,208.5)
Sale of interests in subsidiaries	27.0	—	—
Net change in other investments	(107.0)	(66.4)	(489.1)
Net cash used in investing activities	(5,658.1)	(5,025.8)	(7,688.5)
Financing activities
Issuance of common stock	86.7	42.8	37.7
Acquisition of treasury stock	(937.2)	(307.0)	(281.0)
Payments for financing element derivatives	(39.9)	(30.9)	(26.9)
Purchase of subsidiary shares from noncontrolling interest	(24.2)	(1.4)	(1.7)
Dividends to common stockholders	(654.1)	(614.5)	(606.0)
Issuance of long-term debt	—	608.9	504.9
Principal repayments of long-term debt	(1.8)	(65.8)	(32.2)
Net proceeds from (repayments of) short-term borrowings	10.2	(12.6)	57.5
Investment contract deposits	9,359.8	10,284.4	9,200.0
Investment contract withdrawals	(8,801.0)	(8,852.7)	(7,747.7)
Net increase in banking operation deposits	2,922.9	569.7	623.4
Other	0.1	0.2	5.7
Net cash provided by financing activities	1,921.5	1,621.1	1,733.7
Net increase (decrease) in cash and cash equivalents	(517.8)	333.9	(461.6)
Cash and cash equivalents at beginning of period	2,849.8	2,515.9	2,977.5
Cash and cash equivalents at end of period	$2,332.0	$2,849.8	$2,515.9
Supplemental information:
Cash paid for interest	$166.1	$162.8	$157.7
Cash paid for (received from) income taxes	109.9	(172.0)	(8.5)
Supplemental disclosure of non-cash activities:
Changes from re-designation of other postretirement employee benefits (“OPEB”) plan assets to cover non-retiree benefits:
Increases in equity securities re-designated from funded status of OPEB plan	$548.1	$—	$—
Increases in other investments re-designated from funded status of OPEB plan	117.5	—	—
Decrease in tax receivable re-designated from funded status of OPEB plan	(9.1)	—	—
Decrease in accumulated other comprehensive income (“AOCI”) due to reclassifying excess assets out of funded status of OPEB plan	9.1	—	—
Decrease in other assets due to reclassifying excess assets out of funded status of OPEB plan	(665.6)	—	—
Lease assets established upon adoption of accounting guidance	—	—	168.8
Lease liabilities established upon adoption of accounting guidance	—	—	164.0
Assets received in kind from pension risk transfer transactions	109.5	1,325.2	1,225.8

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

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

Uncertainties, including those associated with the novel coronavirus (“COVID-19”), may impact our business, results of operations, financial condition and liquidity. Our use of estimates and assumptions affect amounts reported and disclosed and includes, but is not limited to, the fair value of investments in the absence of quoted market values, investment impairments and valuation allowances, the fair value of derivatives, deferred acquisition costs (“DAC”) and other actuarial balances, measurement of goodwill and intangible assets, the liability for future policy benefits and claims, the value of pension and other postretirement benefits and accounting for income taxes and the valuation of deferred tax assets. Our estimates and assumptions could change in the future as more information becomes known about the impact of COVID-19. Our results of operations and financial condition may also be impacted by other uncertainties including evolving regulatory, legislative and standard-setter accounting interpretations and guidance.

Certain reclassifications have been made to prior periods relating to the significant components of net deferred income taxes to conform to the current presentation. See Note 10, Income Taxes, under the caption “Net Deferred Income Taxes.”

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

December 31, 2021

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

●      conducting financial dry runs using model output and updated chart of accounts;

●      evaluating transition requirements and impacts and

●      establishing and documenting appropriate internal controls.

This guidance will significantly change how we account for many of our insurance and annuity products. As we progress through our implementation, we will be able to better assess the impact to our consolidated financial statements.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

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

December 31, 2021

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

December 31, 2021

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

December 31, 2021

1. Nature of Operations and Significant Accounting Policies – (continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, money market instruments and other debt issues with a maturity date of three months or less when purchased.

Investments

Fixed maturities include bonds, asset-backed securities (“ABS”), redeemable preferred stock and certain non-redeemable preferred securities. Equity securities include mutual funds, common stock, non-redeemable preferred stock and required regulatory investments. We classify fixed maturities as either available-for-sale or trading at the time of the purchase and, accordingly, carry them at fair value. Equity securities are also carried at fair value. See Note 14, Fair Value Measurements, for methodologies related to the determination of fair value. Unrealized gains and losses related to fixed maturities, available-for-sale, excluding those in fair value hedging relationships, are reflected in stockholders’ equity, net of adjustments associated with DAC and related actuarial balances, derivatives in cash flow hedge relationships and applicable income taxes. Mark-to-market adjustments on certain equity securities and mark-to-market adjustments on certain fixed maturities, trading are reflected in net realized capital gains (losses). Unrealized gains and losses related to hedged portions of fixed maturities, available-for-sale in fair value hedging relationships are reflected in net investment income. Mark-to-market adjustments related to certain securities carried at fair value with an investment objective to realize economic value through mark-to-market changes are reflected in net investment income.

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

December 31, 2021

1. Nature of Operations and Significant Accounting Policies – (continued)

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

Real estate investments are reported at cost less accumulated depreciation. The initial cost bases of properties acquired through loan foreclosures are the lower of the fair market values of the properties at the time of foreclosure or the outstanding loan balance. Buildings and land improvements are generally depreciated on the straight-line method over the estimated useful life of improvements and tenant improvement costs are depreciated on the straight-line method over the term of the related lease. We recognize impairment losses for properties when indicators of impairment are present and a property’s expected undiscounted cash flows are not sufficient to recover the property’s carrying value. In such cases, the cost basis of the property is reduced to fair value. Real estate expected to be disposed is carried at the lower of cost or fair value, less cost to sell, with valuation allowances established accordingly and depreciation no longer recognized. The carrying amount of real estate held for sale was $88.7 million and $2.0 million as of December 31, 2021 and 2020, respectively. Any impairment losses and any changes in valuation allowances are reported in net income.

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

December 31, 2021

1. Nature of Operations and Significant Accounting Policies – (continued)

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

Fair Value Hedges. When a derivative is designated as a fair value hedge and is determined to be highly effective, changes in its fair value, along with changes in the fair value of the hedged asset, liability or firm commitment attributable to the hedged risk, are reported in the same consolidated statements of operations line item that is used to report the earnings effect of the hedged item. For fair value hedges of fixed maturities, available-for-sale, these changes in fair value are reported in net investment income. A fair value hedge determined to be highly effective may still result in a mismatch between the change in the fair value of the hedging instrument and the change in the fair value of the hedged item attributable to the hedged risk. Certain fair value hedges use the last-of-layer method to hedge a designated amount (the “last layer”) within a closed portfolio of prepayable assets that is expected to remain outstanding for the length of the hedging relationship and is not expected to be impacted by prepayments, defaults or other factors that affect the timing and amount of cash flows. Prepayment risk is excluded when measuring the change in fair value attributable to the hedged risk under the last-of-layer method.

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

December 31, 2021

1. Nature of Operations and Significant Accounting Policies – (continued)

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

Investment contracts are contractholders’ funds on deposit with us and generally include reserves for pension and annuity contracts. Reserves on investment contracts are equal to the cumulative deposits less any applicable charges and withdrawals plus credited interest. Reserves for universal life, variable universal life and indexed universal life insurance contracts are equal to cumulative deposits less charges plus credited interest, which represents the account balances that accrue to the benefit of the policyholders.

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

December 31, 2021

1. Nature of Operations and Significant Accounting Policies – (continued)

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

Participating business represented approximately 4%, 5% and 6% of our life insurance in force and 18%, 20% and 23% of the number of life insurance policies in force as of December 31, 2021, 2020 and 2019, respectively. Participating business represented approximately 22%, 24% and 21% of life insurance premiums for the years ended December 31, 2021, 2020 and 2019, respectively. The amount of dividends to policyholders is declared annually by Principal Life’s Board of Directors. The amount of dividends to be paid to policyholders is determined after consideration of several factors including interest, mortality, morbidity and other expense experience for the year and judgment as to the appropriate level of statutory surplus to be retained by Principal Life. At the end of the reporting period, Principal Life establishes a dividend liability for the pro rata portion of the dividends expected to be paid on or before the next policy anniversary date.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

1. Nature of Operations and Significant Accounting Policies – (continued)

We did not make any significant changes to our methodologies or assumptions used to calculate the liability for unpaid claims for short-duration contracts during 2021.

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

December 31, 2021

1. Nature of Operations and Significant Accounting Policies – (continued)

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

December 31, 2021

1. Nature of Operations and Significant Accounting Policies – (continued)

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

Reinsurance

We enter into reinsurance agreements with other companies in the normal course of business in order to limit losses and minimize exposure to significant risks. Assets and liabilities related to reinsurance ceded are reported on a gross basis. Premiums and expenses are reported net of reinsurance ceded. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. We are contingently liable with respect to reinsurance ceded to other companies in the event the reinsurer is unable to meet the obligations it has assumed. As of December 31, 2021 and 2020, we had $1,186.6 million and $1,095.3 million of net ceded reinsurance recoverables, respectively, which does not reflect potentially offsetting impacts of collateral. The reinsurance recoverable is recognized in premiums due and other receivables on the consolidated statements of financial position. As of December 31, 2021 and 2020, $578.0 million, or 95%, and $506.3 million, or 97%, were with our five largest ceded reinsurers, respectively.

The effects of reinsurance on premiums and other considerations and policy and contract benefits were as follows:

	For the year ended December 31,
	2021	2020	2019

	(in millions)
Premiums and other considerations:
Direct	$5,492.1	$6,647.1	$8,429.7
Ceded	(650.6)	(609.7)	(563.1)
Net premiums and other considerations	$4,841.5	$6,037.4	$7,866.6
Benefits, claims and settlement expenses:
Direct	$7,766.2	$8,810.1	$10,486.7
Ceded	(669.2)	(528.6)	(580.9)
Net benefits, claims and settlement expenses	$7,097.0	$8,281.5	$9,905.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

1. Nature of Operations and Significant Accounting Policies – (continued)

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

As of December 31, 2021 and December 31, 2020, the separate accounts included a separate account valued at $95.1 million and $80.4 million, respectively, which primarily included shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

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

Foreign Exchange

Assets and liabilities of our foreign subsidiaries and affiliates denominated in non-U.S. dollars, where the U.S. dollar is not the functional currency, are translated into U.S. dollar equivalents at the year-end spot foreign exchange rates. Resulting translation adjustments are reported as a component of stockholders’ equity, along with any related hedge and tax effects. Revenues and expenses for these entities are translated at the average exchange rates. Revenue, expense and other foreign currency transaction and translation adjustments that affect cash flows are reported in net income, along with related hedge and tax effects.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

1. Nature of Operations and Significant Accounting Policies – (continued)

Goodwill and Other Intangibles

Goodwill and other intangible assets include the cost of acquired subsidiaries in excess of the fair value of the net tangible assets recorded in connection with acquisitions. Goodwill and indefinite lived intangible assets are not amortized. Rather, they are tested for impairment during the third quarter each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is tested at the reporting unit level, which is the same level as or one level below the operating segment, if financial information is prepared and regularly reviewed by management at that level. Once goodwill has been assigned to a reporting unit, it is no longer associated with a particular acquisition; therefore, all of the activities within a reporting unit, whether acquired or organically grown, are available to support the goodwill value. Impairment testing for indefinite-lived intangible assets primarily consists of a qualitative assessment to determine if a quantitative assessment is needed for a comparison of the fair value of the intangible asset with its carrying value.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

2. Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill reported in our segments were as follows:

	Retirement	Principal		U.S.
	and Income	Global	Principal	Insurance
	Solutions	Investors	International	Solutions	Corporate	Consolidated

	(in millions)
Balance as of January 1, 2020	$675.9	$317.5	$642.8	$56.6	$1.0	$1,693.8
Foreign currency	—	3.4	13.8	—	—	17.2
Balance as of December 31, 2020	675.9	320.9	656.6	56.6	1.0	1,711.0
Goodwill disposed (1)	—	—	(2.3)	—	—	(2.3)
Impairment (2)	—	—	—	—	(1.0)	(1.0)
Foreign currency	—	(2.5)	(77.6)	—	—	(80.1)
Balance as of December 31, 2021	$675.9	$318.4	$576.7	$56.6	$—	$1,627.6
(1)	Relates to the sale of our India asset management business.
(2)	Relates to the buyout of the minority interest in RobustWealth, Inc. (“RobustWealth”) and realignment of the business.

Finite Lived Intangible Assets

Amortized intangible assets primarily relate to customer relationship intangibles associated with our acquisition of the Institutional Retirement & Trust business of Wells Fargo Bank, N.A. (the “Acquired Business”) and previous acquisitions in Chile, Mexico and Hong Kong. The finite lived intangible assets that continue to be subject to amortization over a weighted average remaining expected life of 17 years were as follows:

	December 31,
	2021	2020

	(in millions)
Gross carrying value	$1,262.8	$1,338.2
Accumulated amortization	432.1	405.6
Net carrying value	$830.7	$932.6

During 2021 and 2020, we fully amortized other finite lived intangible assets of $15.0 million and $18.7 million, respectively.

The amortization expense for intangible assets with finite useful lives was $75.3 million, $73.5 million and $62.8 million for 2021, 2020 and 2019, respectively. As of December 31, 2021, the estimated amortization expense for the next five years is as follows (in millions):

Year ending December 31:
2022	$71.1
2023	68.3
2024	67.0
2025	60.7
2026	56.6

Indefinite Lived Intangible Assets

The net carrying amount of unamortized indefinite lived intangible assets was $769.9 million and $790.4 million as of December 31, 2021 and 2020, respectively. As of both December 31, 2021 and 2020, $608.0 million relates to investment management contracts associated with our acquisition of WM Advisors, Inc. in 2006. The remaining balance primarily relates to the trade name intangible associated with our acquisition of Administradora de Fondos de Pensiones Cuprum S.A. (“Cuprum”) in 2013.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

3. Variable Interest Entities

We have relationships with various types of entities which may be VIEs. Certain VIEs are consolidated in our financial results. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Consolidation” for further details of our consolidation accounting policies. We did not provide financial or other support to investees designated as VIEs for the periods ended December 31, 2021 and December 31, 2020.

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

December 31, 2021

3. Variable Interest Entities – (continued)

Assets and Liabilities of Consolidated Variable Interest Entities

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	December 31, 2021		December 31, 2020
	Total	Total	Total	Total
	assets	liabilities	assets	liabilities

	(in millions)
Mandatory retirement savings funds (1)	$34,687.0	$34,301.8	$41,995.2	$41,527.9
Real estate (2)	709.6	36.1	499.0	21.3
Sponsored investment funds (3)	609.4	2.5	419.5	3.2
Residential mortgage loans (4)	1,263.2	20.3	319.8	—
Total	$37,269.2	$34,360.7	$43,233.5	$41,552.4
(1)	The assets of the mandatory retirement savings funds primarily include separate account assets and equity securities. The liabilities primarily include separate account liabilities and contractholder funds.
(2)	The assets of the real estate VIEs primarily include real estate and cash. Liabilities primarily include other liabilities.
(3)	The assets of sponsored investment funds are primarily fixed maturities and equity securities, certain of which are reported with other investments, and cash. The consolidated statements of financial position included a $304.0 million and $226.8 million redeemable noncontrolling interest for sponsored investment funds as of December 31, 2021 and December 31, 2020, respectively.
(4)	The assets of the residential mortgage loans VIEs primarily include residential mortgage loans. The liabilities include other liabilities as of December 31, 2021.

Unconsolidated Variable Interest Entities

We hold a variable interest in a number of VIEs where we are not the primary beneficiary. Our investments in these VIEs are reported in fixed maturities, available-for-sale; fixed maturities, trading; equity securities and other investments in the consolidated statements of financial position and are described below.

Unconsolidated VIEs include certain commercial mortgage-backed securities (“CMBS”), residential mortgage-backed pass-through securities (“RMBS”) and other ABS. All of these entities were deemed VIEs because the equity within these entities is insufficient to sustain them. We determined we are not the primary beneficiary in the entities within these categories of investments. This determination was based primarily on the fact we do not own the class of security that controls the unilateral right to replace the special servicer or equivalent function.

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

December 31, 2021

3. Variable Interest Entities – (continued)

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

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to
	Asset carrying value	loss (1)

	(in millions)
December 31, 2021
Fixed maturities, available-for-sale:
Corporate	$142.1	$136.9
Residential mortgage-backed pass-through securities	3,152.9	3,122.3
Commercial mortgage-backed securities	5,562.2	5,436.2
Collateralized debt obligations (2)	3,559.6	3,564.7
Other debt obligations	7,560.4	7,487.8
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	117.4	117.4
Commercial mortgage-backed securities	25.6	25.6
Collateralized debt obligations (2)	7.5	7.5
Other debt obligations	8.2	8.2
Equity securities	115.4	115.4
Other investments:
Other limited partnership and fund interests (3)	1,209.6	2,053.8

December 31, 2020
Fixed maturities, available-for-sale:
Corporate	$296.9	$285.7
Residential mortgage-backed pass-through securities	2,986.8	2,857.6
Commercial mortgage-backed securities	4,942.3	4,741.2
Collateralized debt obligations (2)	4,027.5	4,045.9
Other debt obligations	7,045.9	6,832.6
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	190.5	190.5
Commercial mortgage-backed securities	27.1	27.1
Collateralized debt obligations (2)	20.6	20.6
Other debt obligations	9.4	9.4
Equity securities	121.7	121.7
Other investments:
Other limited partnership and fund interests (3)	999.1	1,739.0
(1)	Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale. Our risk of loss is limited to our investment measured at fair value for our fixed maturities, trading and equity securities. Our risk of loss is limited to our carrying value plus any unfunded commitments and/or guarantees and similar provisions for our other investments. A carrying value of zero is used if distributions have been received in excess of our investment, resulting in a negative carrying value for the investment. Unfunded commitments are not liabilities on our consolidated statements of financial position because we are only required to fund additional equity when called upon to do so by the general partner or investment manager.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(3)	As of December 31, 2021 and December 31, 2020, the maximum exposure to loss for other limited partnership and fund interests includes $130.5 million and $141.2 million, respectively, of debt within certain of our managed international real estate funds that is fully secured by assets whose value exceeds the amount of the debt, but also includes recourse to the investment manager.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

3. Variable Interest Entities – (continued)

Money Market Funds

We are the investment manager for certain money market mutual funds. These types of funds are exempt from assessment under any consolidation model due to a scope exception for money market funds registered under Rule 2a-7 of the Investment Company Act of 1940 or similar funds. As of December 31, 2021 and December 31, 2020, money market mutual funds we manage held $4.8 billion and $4.4 billion in total assets, respectively. We have no contractual obligation to contribute to these funds; however, we provide support through the waiver of fees and through expense reimbursements. The amount of fees waived and expenses reimbursed was insignificant.

4. Investments

Fixed Maturities and Equity Securities

The amortized cost, gross unrealized gains and losses, allowance for credit loss and fair value of fixed maturities, available-for-sale were as follows:

		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit
	cost (1)	gains	losses	loss	Fair value

	(in millions)
December 31, 2021
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,978.0	$148.0	$37.4	$—	$2,088.6
Non-U.S. governments	851.0	133.1	2.1	—	982.0
States and political subdivisions	8,290.7	1,030.3	16.6	—	9,304.4
Corporate	42,139.2	4,044.8	224.5	15.1	45,944.4
Residential mortgage-backed pass-through securities	3,122.3	59.0	28.4	—	3,152.9
Commercial mortgage-backed securities	5,436.2	157.8	31.5	0.3	5,562.2
Collateralized debt obligations (2)	3,564.7	4.5	9.6	—	3,559.6
Other debt obligations	7,487.8	131.1	58.4	0.1	7,560.4
Total fixed maturities, available-for-sale	$72,869.9	$5,708.6	$408.5	$15.5	$78,154.5

		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit
	cost (1)	gains	losses	loss	Fair value

	(in millions)
December 31, 2020
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,893.1	$228.9	$10.5	$—	$2,111.5
Non-U.S. governments	881.6	192.1	—	—	1,073.7
States and political subdivisions	8,004.9	1,175.5	12.6	—	9,167.8
Corporate	41,289.9	6,160.9	95.1	0.9	47,354.8
Residential mortgage-backed pass-through securities	2,857.6	129.4	0.2	—	2,986.8
Commercial mortgage-backed securities	4,741.2	241.3	35.9	4.3	4,942.3
Collateralized debt obligations (2)	4,045.9	8.7	24.9	2.2	4,027.5
Other debt obligations	6,832.6	243.2	29.9	—	7,045.9
Total fixed maturities, available-for-sale	$70,546.8	$8,380.0	$209.1	$7.4	$78,710.3
(1)	Amortized cost excludes accrued interest receivable of $542.6 million and $552.5 million as of December 31, 2021 and December 31, 2020, respectively.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

4. Investments – (continued)

The amortized cost and fair value of fixed maturities, available-for-sale as of December 31, 2021, by expected maturity, were as follows:

	Amortized cost	Fair value

	(in millions)
Due in one year or less	$1,647.3	$1,666.8
Due after one year through five years	11,267.1	11,749.9
Due after five years through ten years	14,795.7	15,797.6
Due after ten years	25,548.8	29,105.1
Subtotal	53,258.9	58,319.4
Mortgage-backed and other asset-backed securities	19,611.0	19,835.1
Total	$72,869.9	$78,154.5

Actual maturities may differ because borrowers may have the right to call or prepay obligations. Our portfolio is diversified by industry, issuer and asset class. Credit concentrations are managed to established limits.

Net Investment Income

Major components of net investment income were as follows:

	For the year ended December 31,
	2021	2020	2019

	(in millions)
Fixed maturities, available-for-sale	$2,766.3	$2,660.5	$2,606.0
Fixed maturities, trading	19.3	18.7	23.8
Equity securities	57.7	62.8	110.5
Mortgage loans	790.2	724.7	707.0
Real estate	194.4	180.8	191.1
Policy loans	38.8	41.6	44.0
Cash and cash equivalents	4.3	17.4	65.3
Derivatives	28.2	(1.8)	(2.0)
Other	622.0	296.5	370.8
Total	4,521.2	4,001.2	4,116.5
Investment expenses	(115.1)	(110.6)	(118.1)
Net investment income	$4,406.1	$3,890.6	$3,998.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

4. Investments – (continued)

Net Realized Capital Gains and Losses

Major components of net realized capital gains (losses) on investments were as follows:

	For the year ended December 31,
	2021	2020	2019

	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$64.4	$134.2	$15.5
Gross losses	(29.2)	(48.5)	(15.3)
Net credit losses (1)	(45.0)	(22.9)	(43.5)
Hedging, net	(9.5)	(9.7)	(9.3)
Fixed maturities, trading (2)	(33.3)	3.2	43.0
Equity securities (3)	100.0	70.5	84.5
Mortgage loans	6.5	(15.5)	3.0
Derivatives	(116.9)	77.3	(120.3)
Other	65.5	114.0	(10.4)
Net realized capital gains (losses)	$2.5	$302.6	$(52.8)
(1)	Upon adoption of authoritative guidance effective January 1, 2020, net credit losses include adjustments to the credit loss valuation allowance, write-offs and recoveries on available-for-sale securities. Prior to 2020, net credit losses included net other-than-temporary impairment losses and recoveries on available-for-sale securities.
(2)	Unrealized gains (losses) on fixed maturities, trading still held at the reporting date were $(32.2) million, $5.3 million and $32.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(3)	Unrealized gains on equity securities still held at the reporting date were $58.6 million, $64.6 million and $61.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. This excludes $28.7 million, $35.2 million and $66.9 million of unrealized gains on equity securities still held at the reporting date for the years ended December 31, 2021, 2020 and 2019, respectively, that were reported in net investment income.

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $2,110.9 million, $2,421.9 million and $1,654.8 million in 2021, 2020 and 2019, respectively.

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

December 31, 2021

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

	For the year ended December 31, 2021
					Residential
					mortgage-
					backed	Commercial	Collateralized
	U.S.		States and		pass-	mortgage-	debt	Other
	government	Non-U.S.	political		through	backed	obligations	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(1)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$0.9	$—	$4.3	$2.2	$—	$7.4
Additions for credit losses not previously recorded	—	—	—	27.5	—	0.4	—	0.1	28.0
Reductions for securities sold during the period	—	—	—	(12.4)	—	—	—	—	(12.4)
Additional increases (decreases) for credit losses on securities with an allowance recorded in the previous period	—	—	—	—	—	2.4	0.4	—	2.8
Write-offs charged against allowance	—	—	—	—	—	(6.8)	(2.6)	—	(9.4)
Foreign currency translation adjustment	—	—	—	(0.9)	—	—	—	—	(0.9)
Ending balance	$—	$—	$—	$15.1	$—	$0.3	$—	$0.1	$15.5

Accrued interest written off to net investment income	$—	$—	$—	$0.2	$—	$—	$—	$—	$0.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

4. Investments – (continued)

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

We did not write off any accrued interest to net investment income during the year ended December 31, 2020.

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

December 31, 2021

4. Investments – (continued)

Prior to 2020, net realized capital gains (losses) included total other-than-temporary impairment losses, net of recoveries from the sale of previously impaired securities, as follows:

For the year ended
December 31, 2019
(in millions)
Net realized capital losses, excluding impairment losses on available-for-sale securities	$(9.3)
Net other-than-temporary impairment losses on available-for-sale securities	(38.3)
Other-than-temporary impairment losses on fixed maturities, available-for-sale
reclassified from other comprehensive income (1)	(5.2)
Net impairment losses on available-for-sale securities	(43.5)
Net realized capital losses	$(52.8)
(1)	Represents the net impact of (a) gains resulting from reclassification of noncredit impairment losses for fixed maturities with bifurcated OTTI from net realized capital gains (losses) to OCI and (b) losses resulting from reclassification of previously recognized noncredit impairment losses from OCI to net realized capital gains (losses) for fixed maturities with bifurcated OTTI that had additional credit losses or fixed maturities that previously had bifurcated OTTI that have now been sold or are intended to be sold.

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

For the year ended
December 31, 2019
(in millions)
Beginning balance	$(117.5)
Credit losses for which an other-than-temporary impairment was not previously recognized	(6.8)
Credit losses for which an other-than-temporary impairment was previously recognized	(11.8)
Reduction for credit losses previously recognized on fixed maturities now sold, paid down or intended to be sold	54.3
Net reduction for positive changes in cash flows expected to be collected and amortization (1)	0.8
Ending balance	$(81.0)
(1)	Amounts are recognized in net investment income.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

4. Investments – (continued)

Available-for-Sale Securities in Unrealized Loss Positions Without an Allowance for Credit Loss

For available-for-sale securities with unrealized losses for which an allowance for credit loss has not been recorded, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	December 31, 2021
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale(1):
U.S. government and agencies	$129.3	$3.4	$482.9	$34.0	$612.2	$37.4
Non-U.S. governments	57.8	2.0	—	—	57.8	2.0
States and political subdivisions	690.2	10.5	102.3	6.1	792.5	16.6
Corporate	5,281.6	121.2	1,327.5	101.5	6,609.1	222.7
Residential mortgage-backed pass- through securities	1,562.6	22.2	194.9	6.3	1,757.5	28.5
Commercial mortgage-backed securities	1,297.4	15.6	299.6	15.7	1,597.0	31.3
Collateralized debt obligations (2)	1,592.5	2.8	424.4	6.7	2,016.9	9.5
Other debt obligations	3,949.9	49.4	211.0	9.0	4,160.9	58.4
Total fixed maturities, available-for-sale	$14,561.3	$227.1	$3,042.6	$179.3	$17,603.9	$406.4
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

Of the total amounts, Principal Life Insurance Company’s (“Principal Life”) consolidated portfolio represented $15,792.6 million in available-for-sale fixed maturities with gross unrealized losses of $288.0 million. Of the available-for-sale fixed maturities within Principal Life’s consolidated portfolio in a gross unrealized loss position, 91% were investment grade (rated AAA through BBB-) with an average price of 98 (carrying value/amortized cost) as of December 31, 2021. Gross unrealized losses in our fixed maturities portfolio increased during the year ended December 31, 2021, primarily due to an increase in interest rates, partially offset by tightening of credit spreads.

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 1,805 securities with a carrying value of $13,052.3 million and unrealized losses of $150.9 million reflecting an average price of 99 as of December 31, 2021. Of this portfolio, 90% was investment grade (rated AAA through BBB-) as of December 31, 2021, with associated unrealized losses of $138.9 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 459 securities with a carrying value of $2,740.3 million and unrealized losses of $137.1 million as of December 31, 2021. The average credit rating of this portfolio was A+ with an average price of 95 as of December 31, 2021. Of the $137.1 million in unrealized losses, the corporate sector accounts for $67.1 million in unrealized losses with an average price of 95 and an average credit rating of BBB+. Furthermore, unrealized losses include $15.3 million within the commercial mortgage-backed security sector with an average of price of 95 and an average credit rating of AAA and $6.7 million within the collateralized debt obligation sector with an average price of 98 and an average credit rating of AA+. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

4. Investments – (continued)

Because we expected to recover our amortized cost, we did not record an allowance for credit loss on these securities as of December 31, 2021. Because it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be at maturity, we did not write down these investments to fair value.

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

December 31, 2021

4. Investments – (continued)

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

	December 31, 2021	December 31, 2020

	(in millions)
Net unrealized gains on fixed maturities, available-for-sale (1)	$5,289.9	$8,193.0
Net unrealized gains on derivative instruments	80.1	38.9
Adjustments for assumed changes in amortization patterns	(266.1)	(437.3)
Adjustments for assumed changes in policyholder liabilities	(689.2)	(2,603.9)
Net unrealized gains on other investments and noncontrolling interest adjustments	40.5	78.0
Provision for deferred income taxes	(936.0)	(1,112.2)
Net unrealized gains on available-for-sale securities and derivative instruments	$3,519.2	$4,156.5
(1)	Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

4. Investments – (continued)

Credit Quality Information for Financing Receivables

The amortized cost of our financing receivables by credit risk and vintage was as follows:

	As of December 31, 2021
	2021	2020	2019	2018	2017	Prior	Total

	(in millions)
Commercial mortgage loans:
A- and above	$2,275.9	$1,722.7	$2,412.9	$2,383.3	$1,437.2	$4,334.2	$14,566.2
BBB+ thru BBB-	278.6	305.6	294.0	131.4	302.1	380.0	1,691.7
BB+ thru BB-	32.8	5.3	—	—	—	55.4	93.5
B+ and below	—	—	—	8.8	—	34.5	43.3
Total	$2,587.3	$2,033.6	$2,706.9	$2,523.5	$1,739.3	$4,804.1	$16,394.7

Direct financing leases:
A- and above	$11.7	$41.8	$1.4	$39.4	$16.6	$235.6	$346.5
BBB+ thru BBB-	30.2	57.9	22.0	17.9	15.5	50.2	193.7
BB+ thru BB-	50.8	13.4	1.9	—	—	2.1	68.2
B+ and below	1.5	—	—	—	—	—	1.5
Total	$94.2	$113.1	$25.3	$57.3	$32.1	$287.9	$609.9

Residential mortgage loans:
Performing	$2,039.1	$510.1	$155.6	$91.2	$102.4	$415.6	$3,314.0
Non-performing	—	1.8	0.6	—	0.8	2.7	5.9
Total	$2,039.1	$511.9	$156.2	$91.2	$103.2	$418.3	$3,319.9

Reinsurance recoverables							$1,189.3

	As of December 31, 2020
	2020	2019	2018	2017	2016	Prior	Total

	(in millions)
Commercial mortgage loans:
A- and above	$1,807.6	$2,486.8	$2,464.7	$1,780.8	$1,417.8	$3,697.0	$13,654.7
BBB+ thru BBB-	149.1	194.1	352.5	262.7	75.8	499.7	1,533.9
BB+ thru BB-	23.7	69.0	—	—	9.1	43.9	145.7
B+ and below	39.4	20.0	—	5.8	6.6	35.5	107.3
Total	$2,019.8	$2,769.9	$2,817.2	$2,049.3	$1,509.3	$4,276.1	$15,441.6

Direct financing leases:
A- and above	$43.9	$1.6	$42.6	$19.2	$15.3	$202.9	$325.5
BBB+ thru BBB-	94.9	5.5	11.3	18.4	3.0	35.5	168.6
BB+ thru BB-	13.3	—	—	—	—	1.9	15.2
B+ and below	57.6	22.5	11.9	—	1.0	108.5	201.5
Total	$209.7	$29.6	$65.8	$37.6	$19.3	$348.8	$710.8

Residential mortgage loans:
Performing	$699.1	$336.7	$167.0	$165.1	$167.6	$398.7	$1,934.2
Non-performing	—	2.0	0.8	1.4	0.4	12.7	17.3
Total	$699.1	$338.7	$167.8	$166.5	$168.0	$411.4	$1,951.5

Reinsurance recoverables							$1,098.0

The amortized cost of commercial mortgage loans, direct financing leases and residential mortgage loans excluded accrued interest receivable of $60.7 million, $1.2 million and $16.7 million, respectively, as of December 31, 2021, and $60.0 million, $0.5 million and $2.0 million, respectively, as of December 31, 2020.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

4. Investments – (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

4. Investments – (continued)

The amortized cost of financing receivables on non-accrual status was as follows:

	December 31, 2021
			Amortized cost
	Beginning	Ending	of nonaccrual
	amortized cost	amortized cost	assets without
	on nonaccrual	on nonaccrual	a valuation
	status	status	allowance

	(in millions)
Commercial mortgage loans	$10.7	$13.2	$—
Residential mortgage loans	10.8	4.0	0.7
Total	$21.5	$17.2	$0.7

	December 31, 2020
			Amortized cost
	Beginning	Ending	of nonaccrual
	amortized cost	amortized cost	assets without
	on nonaccrual	on nonaccrual	a valuation
	status	status	allowance

	(in millions)
Commercial mortgage loans	$5.0	$10.7	$—
Residential mortgage loans	6.8	10.8	0.7
Total	$11.8	$21.5	$0.7

During 2021 and 2020, $0.5 million and $0.0 million of interest income was recognized on non-accrual financing receivables, respectively.

The aging of our financing receivables, based on amortized cost, was as follows:

	December 31, 2021
							Amortized
							cost
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total			more and
	past due	past due	due	past due	Current	Total (1)	accruing

	(in millions)
Commercial mortgage loans	$0.7	$—	$7.1	$7.8	$16,386.9	$16,394.7	$2.7
Direct financing leases	—	1.9	0.7	2.6	607.3	609.9	0.7
Residential mortgage loans	59.2	9.6	5.2	74.0	3,245.9	3,319.9	1.9
Total	$59.9	$11.5	$13.0	$84.4	$20,240.1	$20,324.5	$5.3

	December 31, 2020
							Amortized
							cost
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total			more and
	past due	past due	due	past due	Current	Total (1)	accruing

	(in millions)
Commercial mortgage loans	$42.1	$9.2	$12.0	$63.3	$15,378.3	$15,441.6	$1.3
Direct financing leases	—	3.2	—	3.2	707.6	710.8	—
Residential mortgage loans	66.6	8.8	10.9	86.3	1,865.2	1,951.5	6.5
Total	$108.7	$21.2	$22.9	$152.8	$17,951.1	$18,103.9	$7.8

(1)     As of both December 31, 2021 and December 31, 2020, no reinsurance recoverables were considered past due.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

4. Investments – (continued)

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

December 31, 2021

4. Investments – (continued)

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

A rollforward of our valuation allowance was as follows:

	For the year ended December 31, 2021
		Direct
	Commercial	financing	Residential	Reinsurance
	mortgage loans	leases	mortgage loans	recoverables	Total

	(in millions)
Beginning balance	$43.2	$0.1	$6.9	$2.7	$52.9
Provision (1)	1.0	0.4	(8.0)	—	(6.6)
Charge-offs	—	—	(0.5)	—	(0.5)
Recoveries	—	—	3.6	—	3.6
Foreign currency translation adjustment	(0.3)	(0.1)	—	—	(0.4)
Ending balance	$43.9	$0.4	$2.0	$2.7	$49.0

	For the year ended December 31, 2020
		Direct
	Commercial	financing	Residential	Reinsurance
	mortgage loans	leases	mortgage loans	recoverables	Total

	(in millions)
Beginning balance (3)	$27.3	$—	$3.3	$2.5	$33.1
Provision (2)	15.5	0.1	1.5	0.2	17.3
Charge-offs	—	—	(0.9)	—	(0.9)
Recoveries	—	—	2.8	—	2.8
Foreign currency translation adjustment	0.4	—	0.2	—	0.6
Ending balance	$43.2	$0.1	$6.9	$2.7	$52.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

4. Investments – (continued)

	Commercial	Residential	Total

	(in millions)
For the year ended December 31, 2019 (4)
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
(1)

During the year ended December 31, 2021, certain valuation allowances for residential mortgage loans were released. This release was a result of further adjustments to our current and forecasted environmental factors management believed to be relevant as global economic activity improved from previously adverse impacts due to COVID-19.

(2)

During the year ended December 31, 2020, COVID-19 adversely impacted global economic activity and contributed to significant volatility in financial markets. As a result, certain current and forecasted environmental factors management believed to be relevant were adjusted, resulting in an increase in the valuation allowance for commercial and residential mortgage loans and direct financing leases.

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

(4)

Prior to the implementation of authoritative guidance in 2020, only commercial and residential mortgage loans were included in the allowance rollforward and the allowance was based on either individual or collective evaluation.

Mortgage Loans

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. Mortgage loans purchased and sold were as follows:

	For the year ended December 31,
	2021	2020	2019

	(in millions)
Commercial mortgage loans:
Purchased	$118.2	$166.8	$200.5
Sold	73.8	7.6	1.6
Residential mortgage loans:
Purchased (1)	2,370.9	1,151.1	489.2
Sold	88.9	117.4	70.7
(1)	Includes mortgage loans purchased by residential mortgage loan VIEs established in 2021 and 2020.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

4. Investments – (continued)

Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	December 31, 2021		December 31, 2020
	Amortized	Percent	Amortized	Percent
	cost	of total	cost	of total

	($ in millions)
Geographic distribution
New England	$585.6	3.6%	$593.9	3.8%
Middle Atlantic	4,536.5	27.7	4,438.2	28.8
East North Central	623.9	3.8	572.6	3.7
West North Central	338.6	2.1	267.5	1.7
South Atlantic	2,464.9	15.0	2,368.9	15.3
East South Central	378.9	2.3	316.6	2.1
West South Central	1,243.7	7.6	1,315.9	8.5
Mountain	925.6	5.6	936.2	6.1
Pacific	4,864.4	29.7	4,183.0	27.1
International	432.6	2.6	448.8	2.9
Total	$16,394.7	100.0%	$15,441.6	100.0%

Property type distribution
Office	$4,789.8	29.3%	$4,491.7	29.0%
Retail	1,622.1	9.9	1,815.3	11.8
Industrial	2,966.4	18.1	2,488.7	16.1
Apartments	6,234.3	38.0	5,958.0	38.6
Hotel	85.7	0.5	89.4	0.6
Mixed use/other	696.4	4.2	598.5	3.9
Total	$16,394.7	100.0%	$15,441.6	100.0%

Mortgage Loan Modifications

We assess COVID-19 related loan modifications to determine if they are in scope of the CARES Act TDR relief and the Interagency Statement guidance, which was effective in the second quarter of 2020. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Investments” for further details. COVID-19 related loan modifications typically include delayed principal and interest payments. Based on the terms of the delayed principal and interest payments, past due status generally will not advance and loans generally will not be placed on non-accrual status during the delay. We did not have a significant amount of COVID-19 related loan modifications that were in scope of the CARES Act TDR relief or the Interagency Statement guidance for the years ended December 31, 2021 and 2020.

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

December 31, 2021

4. Investments – (continued)

When we have residential mortgage loan TDRs, they are specifically reserved for in the mortgage loan valuation allowance if losses result from the modification. Residential mortgage loans that have defaulted or have been discharged through bankruptcy are reduced to the expected collectible amount.

We did not have any significant loans that were modified and met the criteria of a TDR for the years ended December 31, 2021, 2020 and 2019.

Real Estate

Depreciation expense on invested real estate was $67.4 million, $65.3 million and $60.0 million in 2021, 2020 and 2019, respectively. Accumulated depreciation was $652.0 million and $591.2 million as of December 31, 2021 and 2020, respectively.

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

	December 31,
	2021	2020

	(in millions)
Total assets	$177,429.0	$155,724.1
Total liabilities	72,001.3	73,438.2
Total equity	$105,427.7	$82,285.9
Net investment in unconsolidated entities (1)	$2,162.5	$1,912.9

	For the year ended
	December 31,
	2021	2020	2019

	(in millions)
Total revenues	$21,769.6	$14,989.0	$17,802.2
Net income	15,638.5	7,757.0	7,938.3
Our share of net income of unconsolidated entities (1)	383.0	143.9	222.5
(1)	Our most significant equity investee is Brasilprev Seguros e Previdencia, a co-managed joint venture in Brazil.

In addition, other investments include direct financing leases. See the captions “Financing Receivables” and “Financing Receivables Valuation Allowance” for further details related to our valuation of direct financing leases.

Furthermore, other investments include $1,032.1 million and $973.6 million of cash surrender value of company owned life insurance as of December 31, 2021 and 2020, respectively.

Derivative assets are carried at fair value and reported as a component of other investments. See Note 5, Derivative Financial Instruments, for further details. Certain sponsored investment funds are also carried at fair value and reported as a component of other investments, with changes in fair value included in net realized capital gains (losses) on our consolidated statements of operations. The fair value of these funds was $801.4 million and $638.8 million as of December 31, 2021 and 2020, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

4. Investments – (continued)

Securities Posted as Collateral

As of December 31, 2021 and 2020, we posted $5,195.9 million and $4,604.9 million, respectively, in commercial mortgage loans and residential first lien mortgages to satisfy collateral requirements associated with our obligation under funding agreements with Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, as of December 31, 2021 and 2020, we posted $2,589.3 million and $2,563.9 million, respectively, in fixed maturities, available-for-sale and trading securities to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant (“FCM”) agreements, a lending arrangement and our obligation under funding agreements with FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as mortgage loans, fixed maturities, available-for-sale and fixed maturities, trading, respectively, on our consolidated statements of financial position. Of the securities posted as collateral, as of December 31, 2021 and 2020, $186.0 million and $133.4 million, respectively, could be sold or repledged by the secured party.

Balance Sheet Offsetting

Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	assets (1)	instruments (2)	received	Net amount

	(in millions)
December 31, 2021
Derivative assets	$337.1	$(100.1)	$(229.7)	$7.3
Reverse repurchase agreements	16.4	—	(16.4)	—
Total	$353.5	$(100.1)	$(246.1)	$7.3
December 31, 2020
Derivative assets	$463.5	$(132.5)	$(293.5)	$37.5
Reverse repurchase agreements	63.7	—	(63.7)	—
Total	$527.2	$(132.5)	$(357.2)	$37.5
(1)	The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents, respectively, on the consolidated statements of financial position. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

4. Investments – (continued)

Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	liabilities (1)	instruments (2)	pledged	Net amount

	(in millions)
December 31, 2021
Derivative liabilities	$225.3	$(100.1)	$(115.2)	$10.0
December 31, 2020
Derivative liabilities	$186.2	$(132.5)	$(45.7)	$8.0
(1)	The gross amount of recognized derivative liabilities is reported with other liabilities on the consolidated statements of financial position. The above excludes $357.0 million and $467.8 million of derivative liabilities as of December 31, 2021 and December 31, 2020, respectively, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amounts of derivative liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative assets that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative liabilities for presentation on the consolidated statements of financial position.

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

Repurchase and reverse repurchase agreements include provisions to setoff other repurchase and reverse repurchase balances with the same counterparty. Repurchase and reverse repurchase agreements also include collateral provisions with the counterparties. For reverse repurchase agreements we require the counterparties to pledge collateral with a value greater than the amount of cash transferred. We have the right but do not sell or repledge collateral received in reverse repurchase agreements. Repurchase agreements are structured as secured borrowings for all counterparties. We pledge fixed maturities available-for-sale, which the counterparties have the right to sell or repledge. Interest incurred on repurchase agreements is reported as part of operating expenses on the consolidated statements of operations. Net proceeds related to repurchase agreements are reported as a component of financing activities on the consolidated statements of cash flows. We did not have any outstanding repurchase agreements as of December 31, 2021 and December 31, 2020.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

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

In exchange-traded futures transactions, we agree to purchase or sell a specified number of contracts, the values of which are determined by the values of designated classes of securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. We enter into exchange-traded futures with regulated futures commissions merchants who are members of a trading exchange. We use exchange-traded futures to hedge against changes in value of the GMWB liability.

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

December 31, 2021

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

Currency forwards are contracts in which we agree with other parties to deliver or receive a specified amount of an identified currency at a specified future date. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date. We use currency forwards to reduce market risks from changes in currency exchange rates with respect to investments or liabilities denominated in foreign currencies that we either hold or intend to acquire or sell. We use currency forwards to hedge certain foreign-denominated real estate funds in our domestic operations and net equity investments in foreign operations, including certain sponsored investment funds.

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

We use exchange-traded futures to hedge against changes in value of the GMWB liability.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

5. Derivative Financial Instruments – (continued)

We posted $240.8 million and $148.3 million in cash and securities under collateral arrangements as of December 31, 2021 and December 31, 2020, respectively, to satisfy collateral and initial margin requirements associated with our derivative credit support agreements and FCM agreements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of December 31, 2021 and December 31, 2020, was $146.3 million and $180.2 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral provisions, we posted collateral and initial margin of $240.8 million and $148.3 million as of December 31, 2021 and December 31, 2020, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2021, we would be required to post an additional $48.6 million of collateral to our counterparties.

As of December 31, 2021 and December 31, 2020, we had received $214.9 million and $225.2 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

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

	December 31, 2021	December 31, 2020

	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$47,927.4	$44,472.1
Interest rate options	2,373.9	2,083.9
Interest rate forwards	2,181.6	1,000.0
Interest rate futures	1,774.5	188.5
Swaptions	—	62.0
Foreign exchange contracts:
Currency swaps	1,242.7	1,045.5
Currency forwards	1,043.6	1,115.8
Equity contracts:
Equity options	2,378.2	1,857.8
Equity futures	150.4	218.1
Credit contracts:
Credit default swaps	295.0	295.0
Other contracts:
Embedded derivatives	10,060.8	9,953.8
Total notional amounts at end of period	$69,428.1	$62,292.5

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$205.9	$291.0
Interest rate options	24.5	51.0
Interest rate forwards	15.3	6.2
Foreign exchange contracts:
Currency swaps	51.1	43.3
Currency forwards	11.3	45.4
Equity contracts:
Equity options	37.3	33.2
Credit contracts:
Credit default swaps	2.7	3.4
Total gross credit exposure	348.1	473.5
Less: collateral received	244.6	294.7
Net credit exposure	$103.5	$178.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

5. Derivative Financial Instruments – (continued)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020

	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$4.1	$—	$19.0	$27.8
Foreign exchange contracts	48.4	21.1	17.6	44.7
Total derivatives designated as hedging instruments	$52.5	$21.1	$36.6	$72.5

Derivatives not designated as hedging instruments
Interest rate contracts	$233.4	$339.3	$13.0	$33.0
Foreign exchange contracts	11.3	66.5	83.3	29.2
Equity contracts	37.3	33.2	90.9	49.0
Credit contracts	2.6	3.4	2.2	2.5
Other contracts	—	—	356.3	467.8
Total derivatives not designated as hedging instruments	284.6	442.4	545.7	581.5

Total derivative instruments	$337.1	$463.5	$582.3	$654.0
(1)	The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.
(2)	The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivatives with a net liability fair value of $356.3 million and $467.8 million as of December 31, 2021 and December 31, 2020, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also may have purchased credit protection with identical underlyings to certain of our sold protection transactions. As of December 31, 2021 and December 31, 2020, we did not purchase credit protection relating to our sold protection transactions. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

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

	December 31, 2021
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)

	(in millions)
Single name credit default swaps
Corporate debt
A	$20.0	$0.4	$20.0	3.5
BBB	110.0	1.7	110.0	3.0
Sovereign
A	20.0	0.5	20.0	3.5
Total credit default swap protection sold	$150.0	$2.6	$150.0	3.1

	December 31, 2020
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)

	(in millions)
Single name credit default swaps
Corporate debt
A	$20.0	$0.5	$20.0	4.5
BBB	115.0	2.1	115.0	3.9
Sovereign
A	20.0	0.6	20.0	4.5
BBB	15.0	0.1	15.0	1.0
Total credit default swap protection sold	$170.0	$3.3	$170.0	3.8

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

December 31, 2021

5. Derivative Financial Instruments – (continued)

The following amounts were recorded on the consolidated statements of financial position related to cumulative basis adjustments for fair value hedges. The amortized cost includes the amortized cost basis and the fair value hedging basis adjustment.

			Cumulative amount of fair
			value hedging basis adjustment
Line item in the consolidated statements			increase/(decrease) included in the
of financial position in which the	Amortized cost of hedged item		amortized cost of the hedged item
hedged item is included	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020

	(in millions)
Fixed maturities, available-for-sale (1):
Active hedging relationships	$1,859.9	$476.1	$(7.1)	$21.4
Discontinued hedging relationships	79.7	135.1	2.8	5.2
Total fixed maturities, available-for-sale in active or discontinued hedging relationships	$1,939.6	$611.2	$(4.3)	$26.6
(1)	These amounts include the amortized cost basis of closed portfolios used to designate last-of-layer hedging relationships in which the hedged last layer amount is expected to remain at the end of the hedging relationship. As of December 31, 2021 and December 31, 2020, the amortized cost basis of the closed portfolios used in these hedging relationships was $1,390.4 million and $0.0 million, respectively, the cumulative basis adjustments associated with these hedging relationships was $(3.9) million and $0.0 million, respectively, and the amount of the designated hedged items were $510.0 million and $0.0 million, respectively.

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

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of financial position.

		Amount of gain (loss) recognized in AOCI on derivatives
Derivatives in cash flow		for the year ended December 31,
hedging relationships	Related hedged item	2021	2020	2019

		(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$—	$(3.0)	$(9.9)
Interest rate contracts	Investment contracts	4.1	—	—
Foreign exchange contracts	Fixed maturities, available-for-sale	53.4	(37.1)	(9.4)
Total		$57.5	$(40.1)	$(19.3)

We expect to reclassify net gains of $21.7 million from AOCI into net income in the next 12 months, which includes both net deferred gains on discontinued hedges and net gains on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

5. Derivative Financial Instruments – (continued)

Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations

The following tables show the effect of derivatives in fair value and cash flow hedging relationships and the related hedged items on the consolidated statements of operations.

	For the year ended December 31, 2021
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	related to	expenses
	of fixed	hedges of fixed	related to	Operating
	maturities,	maturities,	hedges of	expenses
	available-	available-	investment	related to
	for-sale	for-sale	contracts	hedges of debt

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$4,406.1	$2.5	$7,097.0	$4,987.3

Losses on fair value hedging relationships:
Interest rate contracts:
Loss recognized on hedged item	$(28.7)	$—	$—	$—
Gain recognized on derivatives	28.6	—	—	—
Amortization of hedged item basis adjustments	(1.8)	—	—	—
Amounts related to periodic settlements on derivatives	(10.0)	—	—	—
Total loss recognized for fair value hedging relationships	$(11.9)	$—	$—	$—

Gains (losses) on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$15.4	$—	$(0.1)	$—
Gain reclassified from AOCI as a result that a forecasted transaction is no longer probable of occurring	—	1.0	—	—
Amounts related to periodic settlements on derivatives	—	—	(0.4)	—

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	9.2	—	—
Amounts related to periodic settlements on derivatives	9.6	—	—	—
Total gain (loss) recognized for cash flow hedging relationships	$25.0	$10.2	$(0.5)	$—

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

5. Derivative Financial Instruments – (continued)

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

December 31, 2021

5. Derivative Financial Instruments – (continued)

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

	Amount of gain recognized
	in AOCI on derivatives
	for the year ended December 31,
Derivatives in net investment hedging relationships	2021	2020	2019

	(in millions)
Foreign exchange contracts	$2.9	$7.9	$—
Total	$2.9	$7.9	$—

	Amount of gain reclassified from AOCI into
	net realized capital gains (losses)
	for the year ended December 31,
Derivatives in net investment hedging relationships	2021	2020	2019

	(in millions)
Foreign exchange contracts	$—	$(7.1)	$—
Total	$—	$(7.1)	$—

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

	Amount of gain (loss) recognized in
	net income on derivatives for the
	year ended December 31,
Derivatives not designated as hedging instruments	2021	2020	2019

	(in millions)
Interest rate contracts	$(46.6)	$346.5	$218.0
Foreign exchange contracts	(121.9)	54.7	(58.6)
Equity contracts	(81.5)	(96.6)	(132.9)
Credit contracts	0.1	1.8	(3.6)
Other contracts	103.7	(255.5)	(168.1)
Total	$(146.2)	$50.9	$(145.2)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

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

A policyholder dividend obligation (“PDO”) is required to be established for higher than expected earnings in the Closed Block that will need to be paid as dividends unless future performance of the Closed Block is less favorable than originally expected. A model of the Closed Block was established to produce the pattern of expected earnings, assets and liabilities in the Closed Block. These projections are utilized to determine ratios that will allow us to compare actual cumulative earnings to expected cumulative earnings and determine the amount of the PDO. As of December 31, 2021 and 2020, the PDO was $210.7 million and $298.2 million, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

6. Closed Block – (continued)

Closed Block liabilities and assets designated to the Closed Block were as follows:

	December 31, 2021	December 31, 2020

	(in millions)
Closed Block liabilities
Future policy benefits and claims	$3,286.0	$3,423.2
Other policyholder funds	5.3	6.0
Policyholder dividends payable	176.6	189.0
Policyholder dividends obligation	210.7	298.2
Other liabilities	8.8	8.7
Total Closed Block liabilities	3,687.4	3,925.1

Assets designated to the Closed Block
Fixed maturities, available-for-sale	2,191.6	2,353.3
Fixed maturities, trading	2.4	2.6
Equity securities	1.0	1.1
Mortgage loans	554.9	565.9
Policy loans	425.2	456.8
Other investments	48.4	61.7
Total investments	3,223.5	3,441.4
Cash and cash equivalents	19.7	23.2
Accrued investment income	32.6	35.4
Premiums due and other receivables	8.4	8.3
Deferred tax asset	24.6	24.2
Total assets designated to the Closed Block	3,308.8	3,532.5
Excess of Closed Block liabilities over assets designated to the Closed Block	378.6	392.6
Amounts included in accumulated other comprehensive income	0.6	0.9
Maximum future earnings to be recognized from Closed Block assets and liabilities	$379.2	$393.5

Closed Block revenues and expenses were as follows:

	For the year ended December 31,
	2021	2020	2019

	(in millions)
Revenues
Premiums and other considerations	$196.1	$217.6	$227.6
Net investment income	137.6	143.6	154.4
Net realized capital gains (losses)	(4.6)	16.0	7.4
Total revenues	329.1	377.2	389.4
Expenses
Benefits, claims and settlement expenses	212.0	212.8	204.4
Dividends to policyholders	92.6	117.8	116.3
Operating expenses	2.3	2.7	2.9
Total expenses	306.9	333.3	323.6
Closed Block revenues, net of Closed Block expenses, before income taxes	22.2	43.9	65.8
Income taxes	3.9	8.4	12.9
Closed Block revenues, net of Closed Block expenses and income taxes	18.3	35.5	52.9
Funding adjustments	(4.0)	(2.2)	(3.0)
Closed Block revenues, net of Closed Block expenses, income taxes and funding adjustments	$14.3	$33.3	$49.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

6. Closed Block – (continued)

The change in maximum future earnings of the Closed Block was as follows:

	For the year ended December 31,
	2021	2020	2019

	(in millions)
Beginning of year	$393.5	$426.9	$476.8
Effects of implementation of accounting changes (1)	—	0.1	—
End of year	379.2	393.5	426.9
Change in maximum future earnings	$(14.3)	$(33.3)	$(49.9)
(1)	Includes the effects of implementation of accounting changes related to credit losses in 2020.

Principal Life charges the Closed Block with U.S. federal income taxes, payroll taxes, state and local premium taxes and other state or local taxes, licenses and fees as provided in the plan of reorganization.

7. Deferred Acquisition Costs

Acquisition costs deferred and amortized were as follows:

	For the year ended December 31,
	2021	2020	2019

	(in millions)
Balance at beginning of year	$3,409.7	$3,521.3	$3,693.5
Costs deferred during the year	461.4	457.0	473.5
Amortized to expense during the year (1)	(285.4)	(388.1)	(347.0)
Adjustment related to unrealized (gains) losses on available-for-sale securities and derivative instruments	171.8	(180.5)	(298.7)
Balance at end of year	$3,757.5	$3,409.7	$3,521.3
(1)	Includes adjustments for revisions to EGPs.

8. Insurance Liabilities

Contractholder Funds

Major components of contractholder funds in the consolidated statements of financial position were as follows:

	December 31,
	2021	2020

	(in millions)
Liabilities for investment contracts:
Liabilities for individual annuities	$10,652.3	$12,864.1
GICs	12,206.0	11,858.0
Funding agreements	11,685.5	9,407.3
Other investment contracts	1,593.5	1,762.4
Total liabilities for investment contracts	36,137.3	35,891.8
Universal life and other reserves	7,460.7	7,345.9
Total contractholder funds	$43,598.0	$43,237.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

8. Insurance Liabilities – (continued)

Our GICs and funding agreements contain provisions limiting or prohibiting early surrenders, which typically include penalties for early surrenders, minimum notice requirements or, in the case of funding agreements with survivor options, minimum pre-death holding periods and specific maximum amounts.

Funding agreements include those issued directly to nonqualified institutional investors and those issued to the FHLB Des Moines under their membership funding programs. As of December 31, 2021 and 2020, $4,252.4 million and $4,252.5 million, respectively, of liabilities were outstanding with respect to issuances under the program with FHLB Des Moines. In addition, we have five separate programs where the funding agreements have been issued directly or indirectly to unconsolidated special purpose entities. Claims for principal and interest under funding agreements are afforded equal priority to claims of life insurance and annuity policyholders under insolvency provisions of Iowa Insurance Laws.

Principal Life was authorized to issue up to $4.0 billion of funding agreements under a program established in 1998 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. As of both December 31, 2021 and 2020, $75.0 million of liabilities were outstanding with respect to the issuance outstanding under this program. Principal Life was also authorized to issue up to Euro 4.0 billion (approximately USD$5.3 billion) of funding agreements under a program established in 2006 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. The unaffiliated entity is an unconsolidated special purpose entity. As of December 31, 2021 and 2020, $0.0 million and $122.4 million, respectively, of liabilities were outstanding with respect to issuances outstanding under this program. Principal Life does not anticipate any new issuance activity under either of these programs due to the existence of the program established in 2011 described below.

In addition, Principal Life was authorized to issue up to $7.0 billion of funding agreements under a program established in 2001 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. The unaffiliated entity is an unconsolidated special purpose entity. As of both December 31, 2021 and 2020, $201.8 million of liabilities were being held with respect to issuances outstanding under this program. Principal Life does not anticipate any new issuance activity under this program, given our December 2005 termination of the dealership agreement for this program and the availability of the program established in 2011 described below.

Additionally, Principal Life was authorized to issue up to $5.0 billion of funding agreements under a program that was originally established in 2011 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. The unaffiliated entity is an unconsolidated special purpose entity. In June 2015, this program was amended to authorize issuance of up to an additional $4.0 billion in recognition of the use of nearly all $5.0 billion of existing issuance authorization. In November 2017, this program was amended to authorize issuance of up to an additional $4.0 billion. In February 2021, this program was amended to authorize issuance of up to an additional $4.0 billion. As of December 31, 2021 and 2020, $7,156.3 million and $4,755.8 million, respectively, of liabilities were being held with respect to issuances outstanding under this program. Principal Life’s payment obligations on each funding agreement issued under this program are guaranteed by PFG. The program established in 2011 is not registered with the United States Securities and Exchange Commission (“SEC”).

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

8. Insurance Liabilities – (continued)

Liability for Unpaid Claims

The liability for unpaid claims is reported in future policy benefits and claims within our consolidated statements of financial position. Activity associated with unpaid claims was as follows:

	For the year ended December 31,
	2021	2020	2019

	(in millions)
Balance at beginning of year	$2,534.9	$2,365.5	$2,252.7
Less: reinsurance recoverable	436.9	403.8	404.3
Net balance at beginning of year	2,098.0	1,961.7	1,848.4
Incurred:
Current year	1,572.5	1,376.8	1,361.3
Prior years	7.2	26.6	0.8
Total incurred	1,579.7	1,403.4	1,362.1
Payments:
Current year	1,025.0	863.8	869.4
Prior years	435.4	403.3	379.4
Total payments	1,460.4	1,267.1	1,248.8
Net balance at end of year	2,217.3	2,098.0	1,961.7
Plus: reinsurance recoverable	442.1	436.9	403.8
Balance at end of year	$2,659.4	$2,534.9	$2,365.5

Amounts not included in the rollforward above:
Claim adjustment expense liabilities	$59.5	$57.8	$57.9

Incurred liability adjustments relating to prior years, which affected current operations during 2021, 2020 and 2019, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid claims.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

8. Insurance Liabilities – (continued)

LTD and Group Life Waiver Claims

											Incurred	Cumulative
											but not	number of
											reported	reported
	Net incurred claims (1)										claims	claims

	December 31,
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2021	2021

	($ in millions)
Incurral year
2012	$217.9	$200.0	$191.1	$189.5	$181.8	$174.8	$173.3	$171.9	$173.1	$172.2	$0.1	6,445
2013		219.3	203.3	188.4	190.7	182.3	179.5	177.1	173.4	174.5	0.1	7,051
2014			242.2	231.4	214.4	218.1	206.2	201.9	202.0	199.3	0.1	7,603
2015				231.0	227.2	217.2	215.3	208.2	210.0	211.8	0.1	7,180
2016					229.8	228.4	219.4	219.5	214.4	218.7	0.1	6,163
2017						238.4	239.7	243.1	245.8	245.2	0.1	6,080
2018							239.4	245.1	239.2	239.8	5.0	5,763
2019								255.2	248.4	240.4	7.5	5,917
2020									252.1	231.0	3.6	5,850
2021										259.7	97.3	3,271
Total net incurred claims										$2,192.6

	Net cumulative paid claims (1)
	December 31,
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021

	(in millions)
Incurral year
2012	$13.8	$55.1	$80.8	$93.7	$104.6	$112.9	$120.0	$126.1	$131.5	$136.3
2013		12.5	55.0	81.4	97.0	106.4	116.4	123.2	129.0	134.9
2014			16.1	66.0	96.3	111.8	122.3	132.4	140.8	147.2
2015				16.9	67.0	98.0	114.6	126.8	137.1	146.5
2016					16.2	70.6	105.6	124.9	136.8	147.2
2017						17.8	76.5	115.0	135.9	151.7
2018							20.1	79.9	115.7	135.7
2019								19.2	79.7	117.5
2020									20.6	78.8
2021										19.8
Total net paid claims										1,215.6
All outstanding liabilities for unpaid claims prior to 2012 net of reinsurance										242.0
Total outstanding liabilities for unpaid claims net of reinsurance										$1,219.0
(1)	2012-2020 unaudited.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

8. Insurance Liabilities – (continued)

Dental, Vision, STD, Critical Illness and Accident Claims

			Incurred	Cumulative
			but not	number of
			reported	reported
	Net incurred claims (1)		claims	claims

	December 31,
	2020	2021	2021	2021

	($ in millions)
Incurral year
2020	$679.8	$663.7	$—	3,079,517
2021		826.0	49.2	3,564,753
Total net incurred claims		$1,489.7

	Net cumulative
	paid claims (1)
	December 31,
	2020	2021

	(in millions)
Incurral year
2020	$609.5	$663.2
2021		753.4
Total net paid claims		1,416.6
All outstanding liabilities for unpaid claims prior to 2020 net of reinsurance		—
Total outstanding liabilities for unpaid claims net of reinsurance		$73.1
(1)	2020 unaudited.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

8. Insurance Liabilities – (continued)

Group Life Claims

			Incurred	Cumulative
			but not	number of
			reported	reported
	Net incurred claims (1)		claims	claims

	December 31,
	2020	2021	2021	2021

	($ in millions)
Incurral year
2020	$270.6	$278.2	$0.9	6,251
2021		317.6	27.3	6,274
Total net incurred claims		$595.8

	Net cumulative
	paid claims (1)
	December 31,
	2020	2021

	(in millions)
Incurral year
2020	$219.3	$276.5
2021		243.9
Total net paid claims		520.4
All outstanding liabilities for unpaid claims prior to 2020 net of reinsurance		4.8
Total outstanding liabilities for unpaid claims net of reinsurance		$80.2
(1)	2020 unaudited.

Reconciliation of Unpaid Claims to Liability for Unpaid Claims

Our reconciliation of net outstanding liabilities for unpaid claims of short-duration contracts to the liability for unpaid claims follows:

	December 31, 2021
		Dental, Vision, STD,
	LTD and Group Life	Critical Illness and
	Waiver	Accident	Group Life	Consolidated

	(in millions)
Net outstanding liabilities for unpaid claims	$1,219.0	$73.1	$80.2	$1,372.3

Reconciling items:
Reinsurance recoverable on unpaid claims	46.5	—	—	46.5
Impact of discounting	(208.0)	—	—	(208.0)
Liability for unpaid claims - short-duration contracts	$1,057.5	$73.1	$80.2	1,210.8
Insurance contracts other than short-duration				1,448.6
Liability for unpaid claims				$2,659.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

8. Insurance Liabilities – (continued)

Claim Duration and Payout

Our historical average percentage of claims paid in each year from incurral was as follows:

	December 31, 2021 (1)
		Dental, Vision, STD,
	LTD and Group Life	Critical Illness and
Year	Waiver	Accident	Group Life
1	7.9%	91.8%	80.3%
2	24.6	8.0	17.7
3	15.3
4	8.3
5	5.8
6	5.0
7	4.2
8	3.4
9	3.3
10	2.7
(1)	Unaudited.

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

				Dental, Vision, STD,
	LTD and Group Life			Critical Illness and
	Waiver			Accident			Group Life

	($ in millions)
Carrying amount of liabilities for unpaid claims
December 31, 2021			$1,057.5			$73.1			$80.2
December 31, 2020			1,047.6			70.4			54.1
Range of discount rates
December 31, 2021	2.8	-	7.0%	—	-	—%	—	-	—%
December 31, 2020	2.8	-	7.0	—	-	—	—	-	—
Aggregate amount of discount
December 31, 2021			$208.0			$—			$—
December 31, 2020			214.5			—			—
Interest accretion
For the year ended:
December 31, 2021			$33.8			$—			$—
December 31, 2020			33.9			—			—
December 31, 2019			34.2			—			—

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

9. Debt

Short-Term Debt

The components of short-term debt were as follows:

			December 31, 2021
	Financing			Short-term debt
Obligor/Applicant	structure	Maturity	Capacity	outstanding

			(in millions)
PFG, Principal Financial Services, Inc. (“PFS”) and
Principal Life as co-borrowers	Credit facility	November 2023	$600.0	$—
PFG, PFS, Principal Life and Principal Financial
Services V (UK) Ltd as co-borrowers	Credit facility	November 2023	200.0	—
	Unsecured
Principal International Chile (1)	lines of credit		145.6	79.8
Total			$945.6	$79.8

			December 31, 2020
	Financing			Short-term debt
Obligor/Applicant	structure	Maturity	Capacity	outstanding

			(in millions)
PFG, PFS and Principal Life as co-borrowers	Credit facility	November 2023	$600.0	$—
PFG, PFS, Principal Life and Principal Financial
Services V (UK) Ltd as co-borrowers	Credit facility	November 2023	200.0	—
	Unsecured
Principal International Chile (1)	lines of credit		186.6	84.7
Total			$986.6	$84.7
(1)	The unsecured lines of credit can be used for repurchase agreements or other borrowings. Each line has a maturity of less than one year.

Our revolving credit facilities are committed and available for general corporate purposes. These credit facilities also provide 100% back-stop support for our commercial paper program, of which we had no outstanding balances as of December 31, 2021 and 2020. The weighted-average interest rate on short-term borrowings as of December 31, 2021 and 2020, was 3.2% and 3.4%, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

9. Debt – (continued)

Long-Term Debt

The components of long-term debt were as follows:

	December 31, 2021
	Principal	Net unamortized discount, premium and debt issuance costs	Carrying amount

	(in millions)
3.3% notes payable, due 2022	$300.0	$(0.3)	$299.7
3.125% notes payable, due 2023	300.0	(0.4)	299.6
3.4% notes payable, due 2025	400.0	(1.7)	398.3
3.1% notes payable, due 2026	350.0	(1.9)	348.1
3.7% notes payable, due 2029	500.0	(5.0)	495.0
2.125% notes payable, due 2030	600.0	(4.1)	595.9
6.05% notes payable, due 2036	505.6	(2.3)	503.3
4.625% notes payable, due 2042	300.0	(3.0)	297.0
4.35% notes payable, due 2043	300.0	(3.0)	297.0
4.3% notes payable, due 2046	300.0	(3.1)	296.9
Floating rate notes payable, due 2055	400.0	(4.6)	395.4
Non-recourse mortgages and notes payable	53.7	0.3	54.0
Total long-term debt	$4,309.3	$(29.1)	$4,280.2

	December 31, 2020
	Principal	Net unamortized discount, premium and debt issuance costs	Carrying amount

	(in millions)
3.3% notes payable, due 2022	$300.0	$(0.7)	$299.3
3.125% notes payable, due 2023	300.0	(0.7)	299.3
3.4% notes payable, due 2025	400.0	(2.2)	397.8
3.1% notes payable, due 2026	350.0	(2.1)	347.9
3.7% notes payable, due 2029	500.0	(5.5)	494.5
2.125% notes payable, due 2030	600.0	(4.6)	595.4
6.05% notes payable, due 2036	505.6	(2.5)	503.1
4.625% notes payable, due 2042	300.0	(3.1)	296.9
4.35% notes payable, due 2043	300.0	(3.1)	296.9
4.3% notes payable, due 2046	300.0	(3.2)	296.8
Floating rate notes payable, due 2055	400.0	(4.7)	395.3
Non-recourse mortgages and notes payable	55.5	0.5	56.0
Total long-term debt	$4,311.1	$(31.9)	$4,279.2

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

December 31, 2021

9. Debt – (continued)

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

The non-recourse mortgages and notes payable are primarily financings for real estate developments. Outstanding principal balances as of December 31, 2021, ranged from $3.1 million to $14.4 million per development with interest rates ranging from 3.5% to 4.8%. Outstanding principal balances as of December 31, 2020, ranged from $3.1 million to $15.1 million per development with interest rates ranging from 3.5% to 4.8%. Outstanding debt is secured by the underlying real estate properties, which were reported as real estate on our consolidated statements of financial position with a carrying value of $198.3 million and $194.1 million as of December 31, 2021 and 2020, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

9. Debt – (continued)

As of December 31, 2021, future annual maturities of long-term debt were as follows (in millions):

Year ending December 31:
2022	$301.8
2023	324.2
2024	17.5
2025	398.7
2026	354.7
Thereafter	2,883.3
Total future maturities of long-term debt	$4,280.2

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

10. Income Taxes

Income Taxes (Benefits)

Our income taxes (benefits) were as follows:

	For the year ended December 31,
	2021	2020	2019

	(in millions)
Current income taxes (benefits):
U.S. federal	$110.3	$15.8	$31.9
State	19.4	5.0	18.1
Foreign	38.3	55.4	45.6
Tax benefit of operating loss carryforward	(1.2)	(3.3)	(3.0)
Total current income taxes	166.8	72.9	92.6
Deferred income taxes (benefits):
U.S. federal	154.6	143.6	108.6
State	16.6	11.5	6.9
Foreign	(11.8)	37.0	41.1
Total deferred income taxes	159.4	192.1	156.6
Income taxes	$326.2	$265.0	$249.2

Our income before income taxes was as follows:

	For the year ended December 31,
	2021	2020	2019

	(in millions)
Domestic	$1,889.1	$1,323.2	$1,351.9
Foreign	194.5	370.3	341.4
Total income before income taxes	$2,083.6	$1,693.5	$1,693.3

Effective Income Tax Rate

Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate was as follows:

	For the year ended December 31,
	2021	2020	2019
U.S. corporate income tax rate	21%	21%	21%
Dividends received deduction	(4)	(4)	(5)
Tax credits	(2)	(3)	(3)
Impact of equity method presentation	(1)	(1)	(2)
State income taxes	1	1	1
Local country permanent tax adjustments	—	—	1
Other	1	2	2
Effective income tax rate	16%	16%	15%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

10. Income Taxes – (continued)

Unrecognized Tax Benefits

Our changes in unrecognized tax benefits were as follows:

	For the year ended December 31,
	2021	2020	2019

	(in millions)
Balance at beginning of period	$46.9	$61.6	$42.1
Additions based on tax positions related to the current year	1.8	1.3	0.1
Additions for tax positions of prior years	—	17.4	23.1
Reductions for tax positions related to the current year	(3.2)	(3.2)	(3.2)
Reductions for tax positions of prior years	—	—	(0.5)
Settlements	—	(14.5)	—
Expired statute of limitations	—	(15.7)	—
Balance at end of period (1)	$45.5	$46.9	$61.6
(1)	If recognized, $1.6 million of the above amount of unrecognized tax benefits would reduce our 2021 effective income tax rate. We recognize interest and penalties related to uncertain tax positions in operating expenses within the consolidated statements of operations.

As of December 31, 2021, 2020 and 2019, we had recognized $1.2 million, $1.1 million and $0.9 million of accumulated pre-tax interest and penalties related to unrecognized tax benefits, respectively. We do not believe there is a reasonable possibility the total amount of the unrecognized tax benefits will significantly increase or decrease in the next twelve months considering recent settlements and the status of current and pending Internal Revenue Service (“IRS”) examinations.

Net Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our significant components of net deferred income taxes were as follows:

	December 31,
	2021	2020

	(in millions)
Deferred income tax assets:
Insurance liabilities	$—	$552.4
Net operating and capital loss carryforwards	68.2	69.2
Tax credit carryforwards	—	4.6
Employee benefits	377.9	389.1
Other deferred income tax assets	—	62.2
Gross deferred income tax assets	446.1	1,077.5
Valuation allowance	(28.0)	(18.4)
Total deferred income tax assets	418.1	1,059.1
Deferred income tax liabilities:
Deferred acquisition costs	(582.3)	(522.6)
Investments, including derivatives	(304.2)	(402.0)
Net unrealized gains on available-for-sale securities	(1,118.1)	(1,762.1)
Real estate	(141.6)	(158.5)
Intangible assets	(408.0)	(387.5)
Insurance liabilities	(44.2)	—
Other deferred income tax liabilities	(54.9)	(43.4)
Total deferred income tax liabilities	(2,653.3)	(3,276.1)
Total net deferred income tax liabilities	$(2,235.2)	$(2,217.0)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

10. Income Taxes – (continued)

Our net deferred income taxes by jurisdiction were as follows:

	December 31,
	2021	2020

	(in millions)
Deferred income tax assets:
State	$61.2	$81.1
Foreign	23.8	32.7
Net deferred income tax assets	85.0	113.8
Deferred income tax liabilities:
U.S. federal	(2,023.6)	(2,011.8)
Foreign	(296.6)	(319.0)
Net deferred income tax liabilities	(2,320.2)	(2,330.8)
Total net deferred income tax liabilities	$(2,235.2)	$(2,217.0)

In management’s judgment, total deferred income tax assets are more likely than not to be realized. Included in the deferred income tax asset are tax carryforwards available to offset future taxable income or income taxes. As of December 31, 2021 and 2020, we had tax credit carryforwards for U.S. federal income tax purposes of $0.0 million and $4.6 million, respectively. Foreign and general business tax credit carryovers were generated during and since the period we utilized net operating losses, primarily attributable to our captive reinsurance companies that joined our consolidated U.S. federal income tax return beginning in 2012 and 2013. Alternative minimum tax credit carryforwards became refundable for the 2018 tax year under the 2020 CARES Act and were fully recovered. In addition, the foreign tax and general business credit carryforwards were fully utilized in 2020 and 2021, respectively.

As of December 31, 2021 and 2020, domestic state net operating loss carryforwards were $267.3 million and $269.5 million, respectively, and will expire between 2032 and 2040. As of December 31, 2021 and 2020, foreign net operating loss carryforwards were $164.1 million and $170.3 million, respectively, with some expiring in 2021 while others never expire. We maintain valuation allowances by jurisdiction against the deferred income tax assets related to some of these carryforwards and other items, as utilization of these income tax benefits fail the more likely than not criteria in certain jurisdictions. As of December 31, 2021 and 2020, valuation allowances of $28.0 million and $18.4 million, respectively, had been recorded against the income tax benefits associated primarily with foreign net operating loss carryforwards. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of the deferred income tax assets that are more likely than not to be realized.

The effects of tax legislation on deferred taxes are recognized in the period of enactment. The State of Iowa coupled with the Internal Revenue Code effective January 1, 2019, and subsequently issued interpretative guidance in the fourth quarter of 2019 on application of the U.S. Global Intangible Low Taxed Income rules. The State of Iowa’s interpretation resulted in an $11.1 million increase in total income tax expense for adjustments to deferred tax assets and liabilities in our 2019 financial statements. Iowa legislation was enacted on June 29, 2020 to de-couple from the federal application of the U.S. Global Intangible Low Taxed Income rules effective retroactively to January 1, 2019; therefore, the above-mentioned increase in total income tax expense reported in 2019 was reversed in 2020.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

10. Income Taxes – (continued)

Deferred tax liabilities are recognized for taxes payable on the unremitted earnings from foreign operations of our subsidiaries, except where it is our intention to indefinitely reinvest a portion or all of these undistributed earnings. As of December 31, 2021 and 2020, any applicable taxes that would be due upon repatriation were not provided on approximately $912.8 million and $997.4 million, respectively, of such accumulated but undistributed earnings from operations of foreign subsidiaries. We currently do not intend to repatriate these unremitted earnings because we have several liquidity options to fund our domestic operations and obligations. These options include investing and financing activities, such as issuing debt, as well as cash flow and dividends from domestic operations. As of December 31, 2021 and 2020, it was not practicable to determine the amount of the unrecognized deferred tax liability that would arise if foreign earnings were remitted, due to the complexity of our international holding company structure, and other significant tax attributes and varying state tax laws. Taxes on remittances would be limited to foreign currency gains or losses, foreign withholding taxes and state income taxes, which we would anticipate to be immaterial. As of December 31, 2021, deferred taxes were also not provided on the approximately $106.2 million of excess book carrying value over tax basis with respect to the original investment in our foreign subsidiaries. A tax liability will be recognized when we no longer plan to indefinitely reinvest a portion or all of these earnings or when we plan to sell a portion or all of our ownership interest.

Other Tax Information

Income tax returns are filed in U.S. federal jurisdiction as well as various states and foreign jurisdictions where we and one or more of our subsidiaries conduct business. Although determined by jurisdiction, with few exceptions our tax uncertainties relate primarily to U.S. federal income tax matters. The IRS has completed examination of our consolidated U.S. federal income tax returns for years prior to 2015. IRS claims for refund for tax years 2004 through 2008, following settlement of a partnership matter with the Department of Justice in March 2019, were finalized in 2020 and have been received in full as of December 31, 2021. IRS claims for refund filed for tax years 2006 through 2008 were received in September 2020. In 2019, an IRS 30-day letter on examination of tax years 2009 through 2012 was received, the proposed adjustments found acceptable, and associated tax settlements subsequently occurred in 2020 prior to expiration of the extended statute of limitations. As of December 31, 2021 and 2020, we had $12.7 million and $54.6 million, respectively, of current income tax receivables associated with outstanding audit issues.

The IRS is currently auditing our U.S. federal income tax returns for tax years 2015-2018. The U.S. federal statute of limitations expired for years prior to 2009, except for pending audit issues. The extended statute expired on June 30, 2021, for 2009 through 2012 although effectively settled, and the original statute has expired for both 2013 and 2014. Tax years 2015 and forward remain open through statute extensions or the normal statute of limitations. The ultimate settlement of earlier tax years can be adjusted into subsequent tax years regardless of statute status. We do not expect the results of these audits, subsequent related adjustments or developments in other tax areas for all open tax years to significantly change the possible increase in the amount of unrecognized tax benefits, but the outcome of tax reviews is uncertain and unforeseen results can occur.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

11. Employee and Agent Benefits

We provide a U.S. qualified defined benefit pension plan, covering U.S. employees that meet certain eligibility requirements and certain agents contracted on or before December 31, 2018. A final average pay benefit formula has been in place for plan participants employed prior to January 1, 2002. For agents, this formula ended on December 31, 2018, and for employees the formula will end on December 31, 2022. The final average pay benefit is based on the years of service and generally the employee’s or agent’s average annual compensation during the last five years prior to the earliest of termination, retirement or the formula end date. A cash balance benefit was added on January 1, 2002. A participant’s cash balance account is credited with an amount based on the participant’s salary, age and service. These credits accrue with interest. For plan participants hired on and after January 1, 2002, only the cash balance benefit applies. For pre-2002 participants, the pension benefit earned prior to the final average pay formula end date is the greater of the final average pay benefit or the cash balance benefit earned before the end date. They will also earn a new cash balance benefit for service after the formula end date.

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

We provide certain health care, life insurance and long-term care benefits for retired employees, their beneficiaries and covered dependents (“other postretirement benefits”). While virtually all U.S. employees continue to have access to the post-retirement health care and life insurance benefits, only those U.S. employees that were hired prior to January 1, 2002, and retired prior to January 1, 2011, (post-65 medical) or January 1, 2020, (life insurance and pre-65 medical) were eligible to receive subsidized benefits. All others pay the full cost of coverage. The long-term care plan was subsidized only for those who retired prior to January 1, 2000, and is no longer accessible. The subsidy level for all benefits varies by plan, age, service and retirement date.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

11. Employee and Agent Benefits – (continued)

Obligations and Funded Status

The plans’ combined funded status, reconciled to amounts recognized in the consolidated statements of financial position, was as follows:

			Other postretirement
	Pension benefits		benefits
	December 31,		December 31,
	2021	2020	2021	2020

	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$(4,210.2)	$(3,692.1)	$(108.0)	$(101.4)
Service cost	(83.2)	(72.7)	—	—
Interest cost	(103.3)	(117.3)	(2.2)	(2.8)
Actuarial gain (loss)	75.8	(462.4)	7.6	(11.7)
Participant contributions	—	—	(6.1)	(6.0)
Benefits paid	137.2	134.3	13.5	12.8
Plan amendments	—	—	—	1.0
Other	—	—	(0.1)	0.1
Benefit obligation at end of year	$(4,183.7)	$(4,210.2)	$(95.3)	$(108.0)

Change in plan assets
Fair value of plan assets at beginning of year	$3,373.5	$2,926.0	$780.6	$732.8
Actual return on plan assets	208.7	521.3	1.6	53.1
Employer contribution	105.1	60.5	1.5	1.5
Participant contributions	—	—	6.1	6.0
Benefits paid	(137.2)	(134.3)	(13.5)	(12.8)
Assets re-designated for non-retiree benefits	—	—	(656.5)	—
Fair value of plan assets at end of year	$3,550.1	$3,373.5	$119.8	$780.6

Amount recognized in statement of financial position
Other assets	$—	$—	$24.5	$675.5
Other liabilities	(633.6)	(836.7)	—	(2.9)
Total	$(633.6)	$(836.7)	$24.5	$672.6

Amount recognized in accumulated other comprehensive (income) loss
Total net actuarial (gain) loss	$588.0	$760.0	$(26.7)	$(22.8)
Prior service benefit	(104.2)	(121.0)	(6.2)	(7.3)
Pre-tax accumulated other comprehensive (income) loss	$483.8	$639.0	$(32.9)	$(30.1)

The accumulated benefit obligation for all defined benefit pension plans was $4,149.3 million and $4,136.5 million as of December 31, 2021 and 2020, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

11. Employee and Agent Benefits – (continued)

Employer contributions to the pension plans include contributions made directly to the qualified pension plan assets and contributions from corporate assets to pay nonqualified pension benefits. Benefits paid from the pension plans include both qualified and nonqualified plan benefits. Nonqualified pension plan assets are not included as part of the asset balances presented in this footnote. The nonqualified pension plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The assets held in a Rabbi trust are available to satisfy the claims of general creditors only in the event of bankruptcy. Therefore, these assets are fully consolidated in our consolidated statements of financial position and are not reflected in our funded status as they do not qualify as plan assets under U.S. GAAP. The market value of assets held in these trusts was $386.3 million and $394.8 million as of December 31, 2021 and 2020, respectively.

Pension Plan Changes and Plan Gains/Losses

For the year ended December 31, 2021, the pension plans had an actuarial gain primarily due to an increase in discount rate offset by changes in actuarial assumptions. For the year ended December 31, 2020, the pension plans had an actuarial loss primarily due to a decrease in the discount rate and change in actuarial assumptions.

Other Postretirement Plan Changes and Plan Gains/Losses

For the year ended December 31, 2021, the other postretirement benefit plans had an actuarial gain primarily due to an increase in the discount rate and actual, along with projected, medical claim costs being lower than previously expected. For the year ended December 31, 2020, the other postretirement benefit plans had an actuarial loss primarily due to a decrease in the discount rate and a higher than expected number of retirees electing medical coverage with the elimination of subsidized benefits.

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

Information for Pension Plans With an Accumulated Benefit Obligation in Excess of Plan Assets

For 2021 and 2020, both the qualified and nonqualified plans had accumulated benefit obligations in excess of plan assets. As noted previously, the nonqualified plans have assets that are deposited in trusts that fail to meet the U.S. GAAP requirements to be included in plan assets; however, these assets are included in our consolidated statements of financial position.

	December 31,
	2021	2020

	(in millions)
Projected benefit obligation	$4,183.7	$4,210.2
Accumulated benefit obligation	4,149.3	4,136.5
Fair value of plan assets	3,550.1	3,373.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

11. Employee and Agent Benefits – (continued)

Information for Other Postretirement Benefit Plans With an Accumulated Postretirement Benefit Obligation in Excess of Plan Assets

	December 31,
	2021	2020

	(in millions)
Accumulated postretirement benefit obligation	$—	$2.9
Fair value of plan assets	—	—

Components of Net Periodic Benefit Cost

	Pension benefits			Other postretirement benefits

	For the year ended December 31,
	2021	2020	2019	2021	2020	2019

	(in millions)
Service cost	$83.2	$72.7	$66.0	$—	$—	$—
Interest cost	103.3	117.3	126.5	2.2	2.8	3.7
Expected return on plan assets	(182.7)	(156.8)	(148.8)	(4.8)	(36.0)	(33.2)
Amortization of prior service benefit	(16.8)	(16.8)	(11.3)	(1.1)	(1.0)	(1.2)
Recognized net actuarial (gain) loss	70.2	75.4	70.1	(0.5)	—	0.1
Net periodic benefit cost (income)	$57.2	$91.8	$102.5	$(4.2)	$(34.2)	$(30.6)

The components of net periodic benefit cost including the service cost component are included in operating expenses on the consolidated statements of operations.

The pension plans’ actuarial gains and losses are amortized using a straight-line amortization method over the average remaining service period of plan participants. The other postretirement plans use a straight-line amortization over the average future lifetime of its remaining covered group of retirees. For the qualified pension plan, gains and losses are amortized without use of the 10% allowable corridor. For the nonqualified pension plans and other postretirement benefit plans, the corridors allowed are used.

	Pension benefits		Other postretirement benefits

	For the year ended December 31,
	2021	2020	2021	2020

	(in millions)
Other changes recognized in accumulated other comprehensive (income) loss
Net actuarial (gain) loss	$(101.8)	$97.9	$(4.4)	$(5.4)
Prior service benefit	—	—	—	(1.0)
Amortization of gain (loss)	(70.2)	(75.4)	0.5	—
Amortization of prior service benefit	16.8	16.8	1.1	1.0
Total recognized in pre-tax accumulated other comprehensive (income) loss	$(155.2)	$39.3	$(2.8)	$(5.4)
Total recognized in net periodic benefit cost and pre-tax accumulated other comprehensive (income) loss	$(98.0)	$131.1	$(7.0)	$(39.6)

Net actuarial (gain) loss and net prior service cost benefit have been recognized in AOCI.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

11. Employee and Agent Benefits – (continued)

Assumptions

Weighted-average assumptions used to determine benefit obligations as disclosed under the Obligations and Funded Status section

	Pension benefits
	For the year ended December 31,
	2021	2020
Discount rate	2.75%	2.50%
Interest crediting rate - cash balance benefit	5.00%	5.00%
Rate of compensation increase	4.59%	4.41%

	Other postretirement benefits
	For the year ended December 31,
	2021	2020
Discount rate	2.50%	2.10%
Rate of compensation increase	N/A	N/A

Weighted average assumptions used to determine net periodic benefit cost

	Pension benefits
	For the year ended December 31,
	2021	2020	2019
Discount rate (1)	2.50%	3.25%	3.70%
Expected long-term return on plan assets	5.55%	5.60%	5.95%
Interest crediting rate - cash balance benefit	5.00%	5.00%	—%
Rate of compensation increase:
Cash balance benefit	4.92%	4.95%	4.94%
Traditional benefit	2.96%	2.98%	2.73%

	Other postretirement benefits
	For the year ended December 31,
	2021	2020	2019
Discount rate (2)	2.10%	2.95%	3.95%
Expected long-term return on plan assets	4.25%	4.94%	5.19%
Rate of compensation increase	N/A	N/A	N/A
(1)	During the second quarter of 2019, we amended The Principal Pension Plan and The Principal Financial Group Nonqualified Defined Benefit Plan for Employees to end traditional benefit accruals as of December 31, 2022, and begin cash balance accruals January 1, 2023. We remeasured the associated plan assets and pension benefit obligations as of May 31, 2019. A discount rate of 4.15% was used until the remeasurement date at which time a discount rate of 3.70% was used.
(2)	During the second quarter 2020, subsidy increases provided under the long-term care plan were capped at 5% per calendar year. This change was remeasured as of March 31, 2020. A discount rate of 2.95% was used until the remeasurement date at which time a discount rate of 2.90% was used.

The assumed salary growth rates used to project benefits for the projected benefit obligation are age-based for home office employees. The rate labeled cash balance benefit (relative to employees accruing a cash balance) is the lifecount-weighted average rate of salary growth in the coming year only, as the impact of salary assumption for cash balance benefits are limited to the upcoming year service cost. The rate labeled traditional benefit (relative to employees still accruing a final average pay benefit) is the lifecount-weighted average (at each age) of the single annual growth rate at the age that is equivalent to applying the scale from that age to assumed termination or retirement ages. For the December 31, 2021, pension benefit obligation and going forward, one average rate of compensation increase is disclosed for all participants as the traditional benefit is frozen as of December 31, 2022.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

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

For other postretirement benefits, the discount rate is determined by projecting future benefit payments inherent in the accumulated postretirement benefit obligation and discounting those cash flows using a spot yield curve for high quality corporate bonds. The plans’ expected benefit payments are discounted to determine a present value using the yield curve and the discount rate is the level rate that produces the same present value. The 4.25% expected long-term return on plan assets for 2021 was based on the weighted average expected long-term asset returns for the plans. The expected long-term rates for the home office medical/life, agent medical/life and post-65 medical plans were 4.25%, 4.25% and 4.25%, respectively.

Assumed Health Care Cost Trend Rates Used to Determine Net Periodic Benefit Cost

	December 31,
	2021	2020
Health care cost trend rate assumed for next year under age 65	7.00%	6.75%
Health care cost trend rate assumed for next year age 65 and over	6.50%	6.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate (under age 65)	2030	2029
Year that the rate reaches the ultimate trend rate (65 and older)	2029	2026

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

December 31, 2021

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

Pension Plan Assets

The fair value of the qualified pension plan’s assets by asset category as of the most recent measurement date was as follows:

	December 31, 2021
	Assets	Amount	Fair value hierarchy level
	measured at	measured at
	fair value	net asset value	Level 1	Level 2	Level 3

	(in millions)
Asset category
Pooled separate account investments:
U.S. large cap equity portfolios (1)	$422.5	$—	$—	$422.5	$—
U.S. small/mid cap equity portfolios (2)	65.9	—	—	65.9	—
Balanced asset portfolios (3)	119.0	—	—	119.0	—
International equity portfolios (4)	252.5	—	—	252.5	—
Real estate investment portfolios (5)	239.6	—	—	239.6	—
Single client separate account investments:
Fixed income securities:
U.S. government and agencies	451.2	—	451.2	—	—
States and political subdivisions	31.2	—	—	31.2	—
Corporate	1,678.1	—	—	1,678.1	—
Commercial mortgage-backed securities	18.2	—	—	18.2	—
Other debt obligations	9.2	—	—	9.2	—
Hedge funds (6)	175.7	175.7	—	—	—
Pooled separate account investment (7)	79.3	—	—	79.3	—
Other (8)	7.7	—	—	7.7	—
Total	$3,550.1	$175.7	$451.2	$2,923.2	$—

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

11. Employee and Agent Benefits – (continued)

	December 31, 2020
	Assets	Amount	Fair value hierarchy level
	measured at	measured at
	fair value	net asset value	Level 1	Level 2	Level 3

	(in millions)
Asset category
Pooled separate account investments:
U.S. large cap equity portfolios (1)	$712.2	$—	$—	$712.2	$—
U.S. small/mid cap equity portfolios (2)	121.6	—	—	121.6	—
Balanced asset portfolios (3)	103.7	—	—	103.7	—
International equity portfolios (4)	459.6	—	—	459.6	—
Real estate investment portfolios (5)	195.1	—	—	195.1	—
Single client separate account investments:
Fixed income securities:
U.S. government and agencies	297.5	—	297.5	—	—
States and political subdivisions	28.0	—	—	28.0	—
Corporate	1,223.1	—	—	1,223.1	—
Commercial mortgage-backed securities	13.6	—	—	13.6	—
Other debt obligations	6.4	—	—	6.4	—
Hedge funds (6)	155.8	155.8	—	—	—
Pooled separate account investment (7)	55.1	—	—	55.1	—
Other (8)	1.8	—	—	1.8	—
Total	$3,373.5	$155.8	$297.5	$2,920.2	$—
(1)	The portfolios invest primarily in publicly traded equity securities of large U.S. companies.
(2)	The portfolios invest primarily in publicly traded equity securities of mid-sized and small U.S. companies.
(3)	The portfolios are a combination of underlying fixed income and equity investment options. These investment options may include balanced, asset allocation, target-date and target-risk investment options. Although typically lower risk than investment options that invest solely in equities, all investment options in this category have the potential to lose value.
(4)	The portfolios invest primarily in publicly traded equity securities of non-U.S. companies.
(5)	The portfolio invests primarily in U.S. commercial real estate properties through a separate account.
(6)	The hedge funds have varying investment strategies that also have a variety of redemption terms and conditions. We do not have unfunded commitments associated with these hedge funds.
(7)	The single client separate accounts invest in a money market pooled separate account.
(8)	Includes cash and net (payables)/receivables for the single client separate accounts.

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

December 31, 2021

11. Employee and Agent Benefits – (continued)

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

According to our investment policy, the target asset allocation for the qualified plan is:

Asset category	Target allocation
Fixed income security portfolios	25%	-	80%
Equity portfolios	5%	-	60%
Real estate investment portfolios			10%
Alternatives	0%	-	5%

Other Postretirement Benefit Plan Assets

The fair value of the other postretirement benefit plans’ assets by asset category as of the most recent measurement date was as follows:

	December 31, 2021
	Assets	Fair value hierarchy level
	measured at
	fair value	Level 1	Level 2	Level 3

	(in millions)
Asset category
Cash and cash equivalents	$0.6	$0.6	$—	$—
Fixed income security portfolios (1)	57.7	57.7	—	—
U.S. equity portfolios (2)	42.8	42.8	—	—
International equity portfolios (3)	18.7	18.7	—	—
Total	$119.8	$119.8	$—	$—

	December 31, 2020
	Assets	Fair value hierarchy level
	measured at
	fair value	Level 1	Level 2	Level 3

	(in millions)
Asset category
Cash and cash equivalents	$0.5	$0.5	$—	$—

Fixed income security portfolios (1)	625.2	605.9	19.3	—
U.S. equity portfolios (2)	103.5	38.2	65.3	—
International equity portfolios (3)	51.4	18.4	33.0	—
Total	$780.6	$663.0	$117.6	$—
(1)	The portfolios invest in various fixed income securities, primarily of U.S. origin. These include, but are not limited to, corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities, U.S. Treasury securities, agency securities, asset-backed securities and collateralized mortgage obligations.
(2)	The portfolios invest primarily in publicly traded equity securities of large U.S. companies.
(3)	The portfolios invest primarily in publicly traded equity securities of non-U.S. companies.

As of December 31, 2020, $117.6 million of assets in cash, fixed income security portfolios, U.S. equity portfolios and international equity portfolios were included in a trust owned life insurance contract. Effective January 1, 2021, these assets were redesignated for other welfare benefits.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

11. Employee and Agent Benefits – (continued)

The investment strategies for the other postretirement benefit plans are similar to those employed by the qualified pension plan. According to our investment policy, the target asset allocation for the other postretirement benefit plans is:

Asset category	Target allocation
Fixed income security portfolios	50%
U.S. equity portfolios	35%
International equity portfolios	15%

Contributions

Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under ERISA and, generally, not greater than the maximum amount that can be deducted for U.S. federal income tax purposes. We do not anticipate contributions will be needed to satisfy the minimum funding requirements of ERISA for our qualified plan. We are unable to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2022 up to $75.0 million. This includes funding for both our qualified and nonqualified pension plans. While we designate assets to cover the computed liability of the nonqualified plan, the assets are not included as part of the asset balances presented in this footnote as they do not qualify as plan assets in accordance with U.S. GAAP. We may contribute to our other postretirement benefit plans in 2022 pending future analysis.

Estimated Future Benefit Payments

The estimated future benefit payments, which reflect expected future service, are:

		Other postretirement
		benefits (gross benefit
		payments, including
	Pension benefits	prescription drug benefits)

	(in millions)
Year ending December 31:
2022	$173.6	$14.5
2023	166.4	13.3
2024	178.6	12.2
2025	182.0	11.0
2026	192.5	9.7
2027-2031	1,087.3	35.9

The above table reflects the total estimated future benefits to be paid from the plan, including both our share of the benefit cost and the participants’ share of the cost, which is funded by their contributions to the plan.

The assumptions used in calculating the estimated future benefit payments are the same as those used to measure the benefit obligation for the year ended December 31, 2021.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

11. Employee and Agent Benefits – (continued)

Defined Benefit Pension Plans Supplemental Information

Certain key summary data is shown below separately for qualified and nonqualified plans.

	For the year ended December 31,
	2021			2020
	Qualified	Nonqualified		Qualified	Nonqualified
	Plan	Plan	Total	Plan	Plan	Total

	(in millions)
Amount recognized in statement of financial position
Other assets	$—	$—	$—	$—	$—	$—
Other liabilities	(108.4)	(525.2)	(633.6)	(294.9)	(541.8)	(836.7)
Total	$(108.4)	$(525.2)	$(633.6)	$(294.9)	$(541.8)	$(836.7)

Amount recognized in accumulated other comprehensive loss
Total net actuarial loss	$415.5	$172.5	$588.0	$563.5	$196.5	$760.0
Prior service benefit	(85.2)	(19.0)	(104.2)	(97.8)	(23.2)	(121.0)
Pre-tax accumulated other comprehensive loss	$330.3	$153.5	$483.8	$465.7	$173.3	$639.0

Components of net periodic benefit cost
Service cost	$76.2	$7.0	$83.2	$66.1	$6.6	$72.7
Interest cost	90.1	13.2	103.3	101.2	16.1	117.3
Expected return on plan assets	(182.7)	—	(182.7)	(156.8)	—	(156.8)
Amortization of prior service benefit	(12.6)	(4.2)	(16.8)	(12.6)	(4.2)	(16.8)
Recognized net actuarial loss	52.8	17.4	70.2	59.9	15.5	75.4
Net periodic benefit cost	$23.8	$33.4	$57.2	$57.8	$34.0	$91.8

Other changes recognized in accumulated other comprehensive (income) loss
Net actuarial (gain) loss	$(95.3)	$(6.5)	$(101.8)	$55.7	$42.2	$97.9
Amortization of net loss	(52.8)	(17.4)	(70.2)	(59.8)	(15.6)	(75.4)
Amortization of prior service benefit	12.6	4.2	16.8	12.6	4.2	16.8
Total recognized in pre-tax accumulated other comprehensive (income) loss	$(135.5)	$(19.7)	$(155.2)	$8.5	$30.8	$39.3
Total recognized in net periodic benefit cost and pre-tax accumulated other comprehensive (income) loss	$(111.7)	$13.7	$(98.0)	$66.3	$64.8	$131.1

Defined Contribution and Deferred Compensation Plans

In addition, we have defined contribution plans that are generally available to all U.S. employees and agents. Eligible participants could not contribute more than $19,500 of their compensation to the plans in 2021. Effective January 1, 2006, we made several changes to the retirement programs. In general, the pension and supplemental executive retirement plan benefit formulas were reduced and the 401(k) matching contribution was increased. Employees who were ages 47 or older with at least ten years of service on December 31, 2005, could elect to retain the prior benefit provisions and forgo receipt of the additional matching contributions. The employees who elected to retain the prior benefit provisions are referred to as “Grandfathered Choice Participants.” We match the Grandfathered Choice Participant’s contribution at a 50% contribution rate up to a maximum matching contribution of 3% of the participant’s compensation. For all other participants, we match the participant’s contributions at a 75% contribution rate up to a maximum matching contribution of 6% of the participant’s compensation. The defined contribution plans allow employees to choose among various investment options, including our common stock, which is available through our Employee Stock Ownership Plan (“ESOP”). We contributed $60.5 million, $56.7 million and $55.3 million in 2021, 2020 and 2019, respectively, to our qualified defined contribution plans.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

11. Employee and Agent Benefits – (continued)

The number of shares of our common stock allocated to participants in the ESOP was 2.0 million and 2.3 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the fair value of the ESOP, which includes earned and unearned common stock, was $146.1 million and $115.1 million, respectively. The ESOP’s total assets include our common stock and cash. The ESOP purchases our common stock on the open market. The number of shares of our common stock held within the ESOP is treated as outstanding in both our basic and diluted earnings per share calculations.

We also have nonqualified deferred compensation plans available to select employees and agents that allow them to defer compensation amounts in excess of limits imposed by U.S. federal tax law with respect to the qualified plans. For certain nonqualified deferred compensation plans that include an employer matching contribution, in 2021 we matched the Grandfathered Choice Participant’s deferral at a 50% match deferral rate up to a maximum matching deferral of 3% of the participant’s compensation. For all other participants in nonqualified deferred compensation plans that include an employer matching contribution, we matched the participant’s deferral at a 75% match deferral rate up to a maximum matching deferral of 6% of the participant’s compensation. We contributed $3.4 million, $3.1 million and $3.2 million in 2021, 2020 and 2019, respectively, to our nonqualified deferred compensation plans.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

12. Contingencies, Guarantees, Indemnifications and Leases – (continued)

While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe any such matter will have a material adverse effect on our business or financial position. As of December 31, 2021, we had no estimated loss accrued related to the legal matter discussed above because we believe the chance of loss from this matter is not probable and the amount of loss cannot be reasonably estimated.

To the extent such matters present a reasonably possible chance of loss, we are generally not able to estimate the possible loss or range of loss associated therewith. The outcome of such matters is always uncertain and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate at December 31, 2021.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. The terms of these agreements range in duration and often are not explicitly defined. The maximum exposure under these agreements as of December 31, 2021, was approximately $102.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period. Furthermore, in connection with our contingent funding agreements, we are required to purchase any principal and interest strips of U.S. Treasury securities that are due and not paid from the associated unconsolidated trusts. The maximum exposure under these agreements as of December 31, 2021, was $750.0 million. See Note 9, Debt, for further details.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

12. Contingencies, Guarantees, Indemnifications and Leases – (continued)

Guaranty Funds

Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. A state’s fund assesses its members based on their pro rata market share of written premiums in the state for the classes of insurance for which the insolvent insurer was engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. We accrue liabilities for guaranty fund assessments when an assessment is probable, can be reasonably estimated and when the event obligating us to pay has occurred. While we cannot predict the amount and timing of any future assessments, we have established reserves we believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings. As of December 31, 2021 and 2020, the liability balance for guaranty fund assessments, which is not discounted, was $21.0 million and $21.1 million, respectively, and was reported within other liabilities in the consolidated statements of financial position. As of December 31, 2021 and 2020, $9.7 million and $9.6 million, respectively, related to premium tax offsets were included in premiums due and other receivables in the consolidated statements of financial position.

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

The lease assets and liabilities were as follows:

	December 31,
	2021	2020

	(in millions)
Assets
Operating lease assets (1)	$210.5	$234.9
Finance lease assets (1)	94.2	49.5
Total lease assets	$304.7	$284.4

Liabilities
Operating lease liabilities (2)	$209.9	$231.4
Finance lease liabilities (2)	94.8	50.1
Total lease liabilities	$304.7	$281.5
(1)	Operating and finance lease assets are primarily reported within property and equipment on the consolidated statements of financial position.
(2)	Operating and finance lease liabilities are reported within other liabilities on the consolidated statements of financial position.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

12. Contingencies, Guarantees, Indemnifications and Leases – (continued)

The lease cost was as follows:

	For the year ended December 31,
	2021	2020	2019

	(in millions)
Finance lease cost (1):
Amortization of right-of-use assets	$30.5	$20.5	$14.6
Interest on lease liabilities	1.0	1.0	1.0
Operating lease cost (1)	66.6	58.7	55.8
Other lease cost (1) (2)	10.8	8.6	8.0
Sublease income (3)	(1.7)	(1.6)	(1.7)
Total lease cost	$107.2	$87.2	$77.7
(1)	Finance, operating and other lease costs are primarily included in operating expenses on the consolidated statements of operations.
(2)	Other lease cost primarily reflects variable and short-term lease costs.
(3)	Sublease income is included in fees and other revenues on the consolidated statements of operations.

Payments for operating leases for the years ended December 31, 2021, 2020 and 2019, were $63.0 million, $71.6 million and $56.1 million, respectively. Payments for finance leases for the years ended December 31, 2021, 2020 and 2019, were $31.4 million, $21.2 million and $15.1 million, respectively. The following represents future payments due by period for lease obligations:

	Operating leases	Finance leases	Total

	(in millions)
For the twelve months ending December 31:
2022	$55.6	$32.8	$88.4
2023	46.5	31.4	77.9
2024	34.3	23.7	58.0
2025	27.9	7.9	35.8
2026	22.7	0.5	23.2
2027 and thereafter	47.2	—	47.2
Total lease payments	234.2	96.3	330.5
Less: interest	24.3	1.5	25.8
Present value of lease liabilities	$209.9	$94.8	$304.7

The weighted-average remaining lease term and weighted-average discount rates were as follows:

	For the year ended December 31,
	2021	2020	2019
Weighted-average remaining lease term (in years):
Operating leases	6.5	6.7	6.7
Finance leases	3.2	3.0	2.6

Weighted-average discount rate:
Operating leases	3.4%	3.2%	3.9%
Finance leases	1.0%	1.8%	2.7%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

13. Stockholders’ Equity

Common Stock Dividends

	For the year ended December 31,
	2021	2020	2019
Dividends declared per common share	$2.44	$2.24	$2.18

Reconciliation of Outstanding Common Shares

	For the year ended December 31,
	2021	2020	2019

	(in millions)
Beginning balance	273.3	276.6	279.5
Shares issued	3.0	2.6	2.6
Treasury stock acquired	(14.6)	(5.9)	(5.5)
Ending balance	261.7	273.3	276.6

In November 2018, our Board of Directors (“Board”) authorized a share repurchase program of up to $500.0 million of our outstanding common stock, which was completed in February 2020. In February 2020, our Board authorized a share repurchase program of up to $900.0 million of our outstanding common stock, which has no expiration date. In June 2021, our Board authorized a share repurchase program of up to $1.2 billion of our outstanding common stock, which has no expiration date. In January 2022, our Board authorized a $1.6 billion increase to the June 2021 share repurchase program authorization, which has no expiration date. See Note 20, Subsequent Events, for further details. Shares repurchased under these programs are accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders’ equity.

Other Comprehensive Income (Loss)

	For the year ended December 31, 2021
	Pre-Tax	Tax	After-Tax

	(in millions)
Net unrealized losses on available-for-sale securities during the period	$(2,960.0)	$665.4	$(2,294.6)
Reclassification adjustment for losses included in net income (1)	19.4	(5.1)	14.3
Adjustments for assumed changes in amortization patterns	171.4	(36.0)	135.4
Adjustments for assumed changes in policyholder liabilities	1,913.1	(439.1)	1,474.0
Net unrealized losses on available-for-sale securities	(856.1)	185.2	(670.9)

Net unrealized gains on derivative instruments during the period	66.7	(14.0)	52.7
Reclassification adjustment for gains included in net income (3)	(25.5)	5.4	(20.1)
Adjustments for assumed changes in amortization patterns	(0.2)	—	(0.2)
Adjustments for assumed changes in policyholder liabilities	1.6	(0.4)	1.2
Net unrealized gains on derivative instruments	42.6	(9.0)	33.6

Foreign currency translation adjustment during the period	(267.9)	(5.6)	(273.5)
Reclassification adjustment for losses included in net income (4)	19.3	—	19.3
Foreign currency translation adjustment	(248.6)	(5.6)	(254.2)

Unrecognized postretirement benefit obligation during the period	106.5	(28.5)	78.0
Amortization of amounts included in net periodic benefit cost (5)	51.8	(14.0)	37.8
Net unrecognized postretirement benefit obligation	158.3	(42.5)	115.8

Other comprehensive loss	$(903.8)	$128.1	$(775.7)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

13. Stockholders’ Equity – (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

13. Stockholders’ Equity – (continued)

	For the year ended December 31, 2019
	Pre-Tax	Tax	After-Tax

	(in millions)
Net unrealized gains on available-for-sale securities during the period	$4,414.1	$(947.0)	$3,467.1
Reclassification adjustment for losses included in net income (1)	47.4	(9.7)	37.7
Adjustments for assumed changes in amortization patterns	(293.0)	61.5	(231.5)
Adjustments for assumed changes in policyholder liabilities	(847.7)	190.5	(657.2)
Net unrealized gains on available-for-sale securities	3,320.8	(704.7)	2,616.1

Noncredit component of impairment losses on fixed maturities, available-for-sale during the period	5.2	(1.1)	4.1
Adjustments for assumed changes in amortization patterns	(1.4)	0.3	(1.1)
Noncredit component of impairment losses on fixed maturities, available-for-sale (2)	3.8	(0.8)	3.0

Net unrealized losses on derivative instruments during the period	(0.5)	—	(0.5)
Reclassification adjustment for gains included in net income (3)	(23.9)	4.9	(19.0)
Adjustments for assumed changes in amortization patterns	3.1	(0.6)	2.5
Adjustments for assumed changes in policyholder liabilities	7.9	(1.9)	6.0
Net unrealized losses on derivative instruments	(13.4)	2.4	(11.0)

Foreign currency translation adjustment during the period	(112.3)	7.5	(104.8)
Reclassification adjustment for losses included in net income (4)	26.1	—	26.1
Foreign currency translation adjustment	(86.2)	7.5	(78.7)

Unrecognized postretirement benefit obligation during the period	43.6	(8.6)	35.0
Amortization of amounts included in net periodic benefit cost (5)	57.7	(15.4)	42.3
Net unrecognized postretirement benefit obligation	101.3	(24.0)	77.3

Other comprehensive income	$3,326.3	$(719.6)	$2,606.7
(1)	Pre-tax reclassification adjustments relating to available-for-sale securities are reported in net realized capital gains (losses) on the consolidated statements of operations.
(2)	Prior to 2020, represents the net impact of (1) unrealized gains resulting from reclassification of previously recognized noncredit impairment losses from OCI to net realized capital gains (losses) for fixed maturities with bifurcated OTTI that had additional credit losses or fixed maturities that previously had bifurcated OTTI that have now been sold or are intended to be sold and (2) unrealized losses resulting from reclassification of noncredit impairment losses for fixed maturities with bifurcated OTTI from net realized capital gains (losses) to OCI.
(3)	See Note 5, Derivative Financial Instruments, under the caption “Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations” for further details.
(4)	The 2021 pre-tax reclassification adjustment related to the release of cumulative translation adjustment from the dissolution of foreign subsidiaries. The 2020 pre-tax reclassification adjustment primarily related to the release of the cumulative translation adjustment from the dissolution of a foreign subsidiary and the net impact of deconsolidated sponsored investment funds and associated net investment hedges. The 2019 pre-tax reclassification adjustment primarily related to deconsolidated sponsored investment funds. The adjustments were reported in net realized capital gains (losses) on the consolidated statements of operations. For the years ended December 31, 2020 and 2019, $8.7 million and $5.7 million, respectively, of this reclassification relates to noncontrolling interest and is reported in net income attributable to noncontrolling interest on the consolidated statements of operations.
(5)	Amount is comprised of amortization of prior service cost (benefit) and recognized net actuarial (gain) loss, which is reported in operating expenses on the consolidated statements of operations. See Note 11, Employee and Agent Benefits, under the caption “Components of Net Periodic Benefit Cost” for further details.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

13. Stockholders’ Equity – (continued)

Accumulated Other Comprehensive Income

		Noncredit
	Net unrealized	component of	Net unrealized	Foreign	Unrecognized	Accumulated
	gains on	impairment losses	gains	currency	postretirement	other
	available-for-sale	on fixed maturities	on derivative	translation	benefit	comprehensive
	securities (1)	available-for-sale (2)	instruments	adjustment	obligation	income

	(in millions)
Balances as of January 1, 2019	$190.0	$(47.1)	$64.4	$(1,259.5)	$(512.9)	$(1,565.1)
Other comprehensive income during the period, net of adjustments	2,578.3	—	8.0	(102.7)	35.0	2,518.6
Amounts reclassified from AOCI	37.7	3.0	(19.0)	20.4	42.3	84.4
Other comprehensive income	2,616.0	3.0	(11.0)	(82.3)	77.3	2,603.0
Balances as of December 31, 2019	2,806.0	(44.1)	53.4	(1,341.8)	(435.6)	1,037.9
Other comprehensive income during the period, net of adjustments	1,416.7	—	(13.2)	(7.3)	(67.0)	1,329.2
Amounts reclassified from AOCI	(40.3)	—	(22.0)	36.2	42.1	16.0
Other comprehensive income	1,376.4	—	(35.2)	28.9	(24.9)	1,345.2
Effects of implementation of accounting change related to credit losses, net	(44.1)	44.1	—	—	—	—
Balances as of December 31, 2020	4,138.3	—	18.2	(1,312.9)	(460.5)	2,383.1
Other comprehensive loss during the period, net of adjustments	(685.2)	—	53.7	(270.0)	78.0	(823.5)
Amounts reclassified from AOCI	14.3	—	(20.1)	19.3	37.8	51.3
Other comprehensive loss	(670.9)	—	33.6	(250.7)	115.8	(772.2)
Balances as of December 31, 2021	$3,467.4	$—	$51.8	$(1,563.6)	$(344.7)	$1,610.9
(1)	Net unrealized losses on available-for-sale debt securities for which an allowance for credit loss has been recorded were $2.1 million and $2.9 million as of December 31, 2021 and 2020, respectively.
(2)	Prior to the implementation of authoritative guidance in 2020, the noncredit component of impairment losses on fixed maturities, available-for-sale was included as a separate component of stockholders’ equity.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

13. Stockholders’ Equity – (continued)

Following is a reconciliation of the changes in the redeemable noncontrolling interest (in millions):

	For the year ended December 31,
	2021	2020	2019

	(in millions)
Beginning balance	$255.6	$264.9	$391.2
Net income attributable to redeemable noncontrolling interest	17.5	7.5	33.6
Redeemable noncontrolling interest of deconsolidated entities (1)	(37.4)	(91.9)	(505.4)
Contributions from redeemable noncontrolling interest	166.8	136.2	402.1
Distributions to redeemable noncontrolling interest	(66.8)	(62.0)	(66.3)
Purchase of subsidiary shares from redeemable noncontrolling interest	(6.1)	—	(1.1)
Change in redemption value of redeemable noncontrolling interest	3.1	0.2	5.4
Stock-based compensation attributable to redeemable noncontrolling interest	—	0.1	0.1
Other comprehensive income (loss) attributable to redeemable noncontrolling interest	(0.2)	0.6	5.3
Ending balance	$332.5	$255.6	$264.9
(1)	We deconsolidated certain sponsored investment funds as they no longer met the requirements for consolidation.

Dividend Limitations

The declaration and payment of our common stock dividends is subject to the discretion of our Board of Directors and will depend on our overall financial condition, results of operations, capital levels, cash requirements, future prospects, receipt of dividends or other distributions from Principal Life (as described below), risk management considerations and other factors deemed relevant by the Board. No significant restrictions limit the payment of dividends by us, except those generally applicable to corporations incorporated in Delaware.

Under Iowa law, Principal Life may pay dividends or make other distributions only from the earned surplus arising from its business and must receive the prior approval of the Commissioner of Insurance of the State of Iowa (“the Commissioner”) to pay stockholder dividends or make any other distribution if such distribution would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limitations. Extraordinary dividends include those made, together with dividends and other distributions, within the preceding twelve months that exceed the greater of (i) 10% of Principal Life’s statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year, not to exceed earned surplus. Based on this limitation and 2021 statutory results, Principal Life could pay approximately $961.7 million in ordinary stockholder dividends in 2022 without prior regulatory approval. However, because the dividend test is based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2022, some or all of such dividends may be extraordinary and require regulatory approval.

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

December 31, 2021

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

December 31, 2021

14. Fair Value Measurements – (continued)

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of December 31, 2021, approximately 1% of our total fixed maturities were Level 3 securities valued using internal pricing models.

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

December 31, 2021

14. Fair Value Measurements – (continued)

Our non-cleared derivative contracts are generally documented under ISDA Master Agreements, which provide for legally enforceable set-off and close-out netting of exposures to specific counterparties. Collateral arrangements are bilateral and based on current ratings of each entity. We utilize the SOFR curve to value our positions. Counterparty credit risk is routinely monitored to ensure our adjustment for nonperformance risk is appropriate. Our centrally cleared derivative contracts are conducted with regulated centralized clearinghouses, which provide for daily exchange of cash collateral or variation margin equal to the difference in the daily market values of those contracts that eliminates the nonperformance risk on these trades.

Interest Rate Contracts. For non-cleared contracts, which include interest rate swaps and have included swaptions, we use discounted cash flow valuation techniques to determine the fair value using observable swap curves as the inputs. These are reflected in Level 2. We have forward contracts for which we obtain prices from third party pricing vendors. These are reflected in Level 2. For centrally cleared contracts we use published prices from clearinghouses. These are reflected in Level 2. In addition, we had interest rate options that were valued using broker quotes. These were reflected in Level 3.

Foreign Exchange Contracts. We use discounted cash flow valuation techniques that utilize observable swap curves and exchange rates as the inputs to determine the fair value of foreign currency swaps. These are reflected in Level 2. Currency forwards are and currency options were valued using observable market inputs, including forward currency exchange rates. These are reflected in Level 2. In addition, we had a limited number of non-standard currency swaps that were valued using broker quotes. These were reflected within Level 3.

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

Other Investments

Other investments reported at fair value include invested assets of consolidated sponsored investment funds, unconsolidated sponsored investment funds, other investment funds reported at fair value, equity method real estate investments for which the fair value option was elected and certain redeemable and nonredeemable preferred stock. In addition, in 2019 we had commercial mortgage loans of a consolidated VIE for which the fair value option was elected.

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

Commercial mortgage loans of a consolidated VIE were valued using the more observable fair value of the liabilities of the consolidated collateralized financing entity under the measurement alternative guidance and were reflected in Level 2. The liabilities were affiliated so were not reflected in our consolidated results. The trust was unwound in the third quarter of 2019.

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

December 31, 2021

14. Fair Value Measurements – (continued)

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

December 31, 2021

14. Fair Value Measurements – (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2021
	Assets/	Amount
	(liabilities)	measured at	Fair value hierarchy level
	measured at	net asset
	fair value	value (4)	Level 1	Level 2	Level 3

	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$2,088.6	$—	$1,716.5	$372.1	$—
Non-U.S. governments	982.0	—	0.6	981.4	—
States and political subdivisions	9,304.4	—	—	9,209.6	94.8
Corporate	45,944.4	—	41.5	45,068.6	834.3
Residential mortgage-backed pass-through securities	3,152.9	—	—	3,152.9	—
Commercial mortgage-backed securities	5,562.2	—	—	5,543.0	19.2
Collateralized debt obligations (1)	3,559.6	—	—	3,473.8	85.8
Other debt obligations	7,560.4	—	—	7,518.3	42.1
Total fixed maturities, available-for-sale	78,154.5	—	1,758.6	75,319.7	1,076.2
Fixed maturities, trading	422.2	—	0.5	416.8	4.9
Equity securities	2,347.2	—	1,027.5	1,319.7	—
Derivative assets (2)	337.1	—	—	336.5	0.6
Other investments	896.2	92.7	395.3	406.1	2.1
Cash equivalents	1,117.8	—	14.2	1,103.6	—
Sub-total excluding separate account assets	83,275.0	92.7	3,196.1	78,902.4	1,083.8
Separate account assets	182,345.4	8,942.9	115,261.7	57,195.5	945.3
Total assets	$265,620.4	$9,035.6	$118,457.8	$136,097.9	$2,029.1

Liabilities
Investment and universal life contracts (3)	$(356.3)	$—	$—	$—	$(356.3)
Derivative liabilities (2)	(226.0)	—	—	(225.4)	(0.6)
Other liabilities	(0.7)	—	—	(0.7)	—
Total liabilities	$(583.0)	$—	$—	$(226.1)	$(356.9)

Net assets	$265,037.4	$9,035.6	$118,457.8	$135,871.8	$1,672.2

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

14. Fair Value Measurements – (continued)

	December 31, 2020
	Assets/	Amount
	(liabilities)	measured at	Fair value hierarchy level
	measured at	net asset
	fair value	value (4)	Level 1	Level 2	Level 3

	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$2,111.5	$—	$1,768.3	$343.2	$—
Non-U.S. governments	1,073.7	—	1.1	1,072.6	—
States and political subdivisions	9,167.8	—	—	9,167.8	—
Corporate	47,354.8	—	—	47,064.0	290.8
Residential mortgage-backed pass-through securities	2,986.8	—	—	2,986.8	—
Commercial mortgage-backed securities	4,942.3	—	—	4,929.1	13.2
Collateralized debt obligations (1)	4,027.5	—	—	4,000.3	27.2
Other debt obligations	7,045.9	—	—	7,016.7	29.2
Total fixed maturities, available-for-sale	78,710.3	—	1,769.4	76,580.5	360.4
Fixed maturities, trading	532.1	—	0.5	531.6	—
Equity securities	2,013.4	—	659.7	1,353.7	—
Derivative assets (2)	463.5	—	—	462.9	0.6
Other investments	746.3	75.7	252.8	385.9	31.9
Cash equivalents	1,466.4	—	38.3	1,428.1	—
Sub-total excluding separate account assets	83,932.0	75.7	2,720.7	80,742.7	392.9
Separate account assets	175,951.4	155.8	102,550.5	64,351.9	8,893.2
Total assets	$259,883.4	$231.5	$105,271.2	$145,094.6	$9,286.1

Liabilities
Investment and universal life contracts (3)	$(467.8)	$—	$—	$—	$(467.8)
Derivative liabilities (2)	(186.1)	—	—	(180.4)	(5.7)
Other liabilities	(0.4)	—	—	(0.4)	—
Total liabilities	$(654.3)	$—	$—	$(180.8)	$(473.5)

Net assets	$259,229.1	$231.5	$105,271.2	$144,913.8	$8,812.6
(1)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(2)	Within the consolidated statements of financial position, derivative assets are reported with other investments and derivative liabilities are reported with other liabilities. The amounts are presented gross in the tables above to reflect the presentation on the consolidated statements of financial position; however, are presented net for purposes of the rollforward in the Changes in Level 3 Fair Value Measurements tables. Refer to Note 5, Derivative Financial Instruments, for further information on fair value by class of derivative instruments.
(3)	Includes bifurcated embedded derivatives that are reported at net asset (liability) fair value within the same line item in the consolidated statements of financial position in which the host contract is reported.
(4)	Certain investments are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy. Other investments using the NAV practical expedient consist of certain fund interests that are restricted until maturity with unfunded commitments totaling $10.2 million and $15.1 million as of December 31, 2021 and December 31, 2020, respectively. Separate account assets using the NAV practical expedient consist of hedge funds and a real estate fund with varying investment strategies that also have a variety of redemption terms and conditions. We do not have unfunded commitments associated with these funds.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

14. Fair Value Measurements – (continued)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows:

	For the year ended December 31, 2021
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance	Included	Included in	issuances			balance
	as of	in net	other	and	Transfers	Transfers	as of
	January 1,	income	comprehensive	settlements	into	out of	December 31,
	2021	(2)	income (3)	(4)	Level 3	Level 3	2021

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$12.8	$(0.4)	$82.4	$—	$94.8
Corporate	290.8	(21.9)	7.8	381.8	175.8	—	834.3
Commercial mortgage-backed securities	13.2	(1.0)	(0.4)	7.4	—	—	19.2
Collateralized debt obligations	27.2	(2.0)	1.6	420.7	74.1	(435.8)	85.8
Other debt obligations	29.2	—	0.4	16.9	20.6	(25.0)	42.1
Total fixed maturities, available-for-sale	360.4	(24.9)	22.2	826.4	352.9	(460.8)	1,076.2
Fixed maturities, trading	—	—	—	4.9	—	—	4.9
Other investments	31.9	12.5	(1.3)	(41.0)	—	—	2.1
Separate account assets (1)	8,893.2	313.1	—	(8,261.0)	—	—	945.3

Liabilities
Investment and universal life contracts	(467.8)	81.7	0.2	29.6	—	—	(356.3)

Derivatives
Net derivative assets (liabilities)	(5.1)	(6.9)	—	12.0	—	—	—

	For the year ended December 31, 2020
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance	Included	Included in	issuances			balance
	as of	in net	other	and	Transfers	Transfers	as of
	January 1,	income	comprehensive	settlements	into	out of	December 31,
	2020	(2)	income (3)	(4)	Level 3	Level 3	2020

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$81.7	$(0.9)	$5.2	$118.0	$342.0	$(255.2)	$290.8
Commercial mortgage-backed securities	12.9	(1.3)	1.4	(0.1)	0.3	—	13.2
Collateralized debt obligations	199.0	(2.3)	(21.9)	183.0	—	(330.6)	27.2
Other debt obligations	91.3	—	(1.4)	(37.9)	46.1	(68.9)	29.2
Total fixed maturities, available-for-sale	384.9	(4.5)	(16.7)	263.0	388.4	(654.7)	360.4
Fixed maturities, trading	0.3	—	—	—	—	(0.3)	—
Other investments	39.0	6.3	(2.9)	(10.5)	—	—	31.9
Separate account assets (1)	8,968.0	463.7	—	(538.5)	—	—	8,893.2

Liabilities
Investment and universal life contracts	(214.2)	(254.9)	(0.3)	1.6	—	—	(467.8)

Derivatives
Net derivative assets (liabilities)	13.0	11.8	—	(3.4)	—	(26.5)	(5.1)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

14. Fair Value Measurements – (continued)

	For the year ended December 31, 2019
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance	Included	Included in	issuances			balance
	as of	in net	other	and	Transfers	Transfers	as of
	January 1,	income	comprehensive	settlements	into	out of	December 31,
	2019	(2)	income (3)	(4)	Level 3	Level 3	2019

	(in millions)
Assets
Fixed maturities, available-for-sale:
Non-U.S. governments	$4.6	$—	$—	$(4.6)	$—	$—	$—
Corporate	57.9	—	2.5	17.2	4.1	—	81.7
Commercial mortgage-backed securities	9.5	(3.8)	3.4	2.4	3.7	(2.3)	12.9
Collateralized debt obligations	8.3	(2.6)	0.9	122.5	69.9	—	199.0
Other debt obligations	58.5	—	0.8	100.0	8.3	(76.3)	91.3
Total fixed maturities, available-for-sale	138.8	(6.4)	7.6	237.5	86.0	(78.6)	384.9
Fixed maturities, trading	—	—	—	0.3	—	—	0.3
Other investments	17.2	6.0	—	5.8	10.0	—	39.0
Separate account assets (1)	8,615.5	739.9	—	(214.2)	—	(173.2)	8,968.0

Liabilities
Investment and universal life contracts	(45.2)	(145.5)	(0.2)	(23.3)	—	—	(214.2)

Derivatives
Net derivative assets (liabilities)	3.1	(0.8)	—	10.7	—	—	13.0
(1)	Gains and losses for separate account assets do not impact net income as the change in value of separate account assets is offset by a change in value of separate account liabilities. Foreign currency translation adjustments related to the Principal International segment separate account assets are recorded in AOCI and are offset by foreign currency translation adjustments of the corresponding separate account liabilities.
(2)	Both realized gains (losses) and mark-to-market unrealized gains (losses) are generally reported in net realized capital gains (losses) within the consolidated statements of operations. Realized and unrealized gains (losses) on certain securities with an investment objective to realize economic value through mark-to-market changes are reported in net investment income within the consolidated statements of operations. Changes in unrealized gains (losses) included in net income relating to positions still held were:

	For the year ended December 31,
	2021	2020	2019

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$(4.6)	$—	$—
Commercial mortgage-backed securities	(1.0)	(1.2)	(2.9)
Collateralized debt obligations	(2.0)	(2.2)	(2.6)
Total fixed maturities, available-for-sale	(7.6)	(3.4)	(5.5)
Other investments	12.5	5.3	6.0
Separate account assets	90.5	385.5	697.1

Liabilities
Investment and universal life contracts	80.3	(262.1)	(146.0)

Derivatives
Net derivative assets (liabilities)	(0.6)	9.9	5.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

14. Fair Value Measurements – (continued)

(3)	Changes in unrealized gains (losses) included in OCI, including foreign currency translation adjustments related to our Principal International segment, relating to positions still held were:

	For the year ended December 31,
	2021	2020

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$12.8	$—
Corporate	(0.7)	11.9
Commercial mortgage-backed securities	(0.4)	1.5
Collateralized debt obligations	1.9	(0.3)
Total fixed maturities, available-for-sale	13.6	13.1
Other investments	(1.3)	(2.9)

Liabilities
Investment and universal life contracts	0.2	(0.3)

(4)	Gross purchases, sales, issuances and settlements were:

	For the year ended December 31, 2021
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$—	$(0.4)	$(0.4)
Corporate	626.6	(84.3)	—	(160.5)	381.8
Commercial mortgage-backed securities	7.7	—	—	(0.3)	7.4
Collateralized debt obligations	446.0	—	—	(25.3)	420.7
Other debt obligations	45.1	—	—	(28.2)	16.9
Total fixed maturities, available-for-sale	1,125.4	(84.3)	—	(214.7)	826.4
Fixed maturities, trading	4.9	—	—	—	4.9
Other investments	—	(41.0)	—	—	(41.0)
Separate account assets (5)	38.5	(8,206.2)	(191.5)	98.2	(8,261.0)

Liabilities
Investment and universal life contracts	—	—	(16.4)	46.0	29.6

Derivatives
Net derivative assets (liabilities)	—	12.0	—	—	12.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

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

December 31, 2021

14. Fair Value Measurements – (continued)

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels were as follows:

	For the year ended December 31, 2021
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
State and political subdivisions	$—	$82.4	$—	$—
Corporate	—	175.8	—	—
Collateralized debt obligations	—	74.1	—	435.8
Other debt obligations	—	20.6	—	25.0
Total fixed maturities, available-for-sale	—	352.9	—	460.8

	For the year ended December 31, 2020
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$342.0	$—	$255.2
Commercial mortgage-backed securities	—	0.3	—	—
Collateralized debt obligations	—	—	—	330.6
Other debt obligations	—	46.1	—	68.9
Total fixed maturities, available-for-sale	—	388.4	—	654.7
Fixed maturities, trading	—	—	—	0.3
Derivatives
Net derivative assets (liabilities)	—	—	—	26.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

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

Assets transferred into Level 3 during 2021, 2020 and 2019, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations. In addition, other investments transferred from Level 2 into Level 3 during 2019 included certain redeemable preferred stock for which at least one significant unobservable input is now used to determine fair value.

Assets transferred out of Level 3 during 2021, 2020 and 2019, included those for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information. Separate account assets transferred out of Level 3 during 2019 primarily included those we now value using the unit trust approved pooled investment fund (“APIF”) as the unit of account, which were previously valued using the underlying investments of the unit trust APIF.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

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

	December 31, 2021
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of				Weighted
	fair value	technique(s)	input description	inputs				average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$829.9	Discounted cash flow	Discount rate (1)	0.9	%-	15.5%		6.8%
			Illiquidity premium	0	basis points ("bps")-	70	bps	6	bps
		Market comparables	Potential loss severity			39.4%		39.4%
			Probability of default			100.0%		100.0%
Commercial mortgage-backed securities	3.5	Discounted cash flow	Discount rate (1)			3.7%		3.7%
Collateralized debt obligations	45.9	Discounted cash flow	Discount rate (1)	3.0	%-	5.3%		4.0%
			Illiquidity premium	0	bps-	385	bps	255	bps
Other debt obligations	22.1	Discounted cash flow	Discount rate (1)	3.0	%-	10.0%		3.3%
			Illiquidity premium	225	bps-	500	bps	237	bps
Fixed maturities, trading	4.9	Discounted cash flow	Discount rate (1)			7.5%		7.5%
Other investments	0.6	Market comparables - other investments	Revenue multiples (2)	6.8	x-	9.1	x	8.0	x
Separate account assets	946.0	Discounted cash flow - mortgage loans	Discount rate (1)			1.4%		1.4%
			Credit spread rate			120	bps	120	bps
		Discounted cash flow - real estate	Discount rate (1)	5.3	%-	10.0%		6.6%
			Terminal capitalization rate	4.3	%-	9.3%		5.6%
			Average market rent growth rate	1.6	%-	3.6%		2.7%
		Discounted cash flow - real estate debt	Loan to value	40.1	%-	58.5%		46.0%
			Market interest rate	2.5	%-	3.1%		2.7%
Liabilities
Investment and universal life contracts (6)	(356.3)	Discounted cash flow	Long duration interest rate	1.8	%-	1.9	% (3)	1.9%
			Long-term equity market volatility	18.0	%-	32.5%		22.1%
			Nonperformance risk	0.3	%-	1.1%		0.9%
			Utilization rate	See note (4)
			Lapse rate	0.0	%-	17.0%		5.1%
			Mortality rate	See note (5)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

14. Fair Value Measurements – (continued)

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

December 31, 2021

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No significant assets and liabilities were measured at fair value on a nonrecurring basis for the years ended December 31, 2021, 2020 and 2019.

Fair Value Option

We elected fair value accounting for:

●	Certain commercial mortgage loans of a consolidated VIE for which it was not practicable for us to determine the carrying value. The consolidated VIE was unwound in the third quarter of 2019.
●	Certain real estate ventures that were subject to the equity method of accounting because the nature of the investments was to add value to the properties and generate income from the operations of the properties. Other equity method real estate investments were not fair valued because the investments mainly generated income from the operations of the underlying properties. The last equity method real estate investment for which the fair value option was elected was sold in the third quarter of 2021.

The following tables present information regarding the assets and liabilities for which the fair value option was elected.

	December 31, 2021	December 31, 2020

	(in millions)
Real estate ventures (1)
Fair value	$—	$28.5
(1)	Reported with other investments in the consolidated statements of financial position.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

14. Fair Value Measurements – (continued)

	For the year ended December 31,
	2021	2020	2019

	(in millions)
Commercial mortgage loans of consolidated VIEs
Change in fair value pre-tax gain (loss) (1) (2)	$—	$—	$0.1
Interest income (3)	—	—	0.3

Real estate ventures
Change in fair value pre-tax gain (4)	12.5	5.3	6.0
(1)	None of the change in fair value related to instrument-specific credit risk.
(2)	Reported in net realized capital gains (losses) on the consolidated statements of operations.
(3)	Reported in net investment income on the consolidated statements of operations and recorded based on the effective interest rates as determined at the closing of the loan.
(4)	Reported in net investment income on the consolidated statements of operations.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	December 31, 2021
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3

	(in millions)
Assets (liabilities)
Mortgage loans	$19,668.7	$20,602.7	$—	$—	$20,602.7
Policy loans	759.6	952.9	—	—	952.9
Other investments	304.0	294.8	—	198.6	96.2
Cash and cash equivalents	1,214.2	1,214.2	1,197.8	16.4	—
Investment contracts	(35,810.4)	(36,088.6)	—	(7,454.3)	(28,634.3)
Short-term debt	(79.8)	(79.8)	—	(79.8)	—
Long-term debt	(4,280.2)	(4,793.1)	—	(4,755.1)	(38.0)
Separate account liabilities	(165,098.7)	(164,028.9)	—	—	(164,028.9)
Bank deposits (1)	(373.3)	(372.8)	—	(372.8)	—
Cash collateral payable	(214.9)	(214.9)	(214.9)	—	—

	December 31, 2020
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3

	(in millions)
Assets (liabilities)
Mortgage loans	$17,343.0	$18,762.6	$—	$—	$18,762.6
Policy loans	784.0	1,037.7	—	—	1,037.7
Other investments	347.2	338.5	—	247.1	91.4
Cash and cash equivalents	1,383.4	1,383.4	1,369.7	13.7	—
Investment contracts	(35,449.9)	(36,738.7)	—	(5,276.9)	(31,461.8)
Short-term debt	(84.7)	(84.7)	—	(84.7)	—
Long-term debt	(4,279.2)	(4,949.9)	—	(4,908.7)	(41.2)
Separate account liabilities	(160,316.4)	(159,129.2)	—	—	(159,129.2)
Bank deposits (1)	(423.5)	(429.7)	—	(429.7)	—
Cash collateral payable	(224.6)	(224.6)	(224.6)	—	—

(1)    Excludes deposit liabilities without defined or contractual maturities.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

15. Statutory Insurance Financial Information

Principal Life, the largest indirect subsidiary of PFG, prepares statutory financial statements in accordance with the accounting practices prescribed or permitted by the Insurance Division of the Department of Commerce of the State of Iowa (the “Iowa Insurance Division”). The Iowa Insurance Division recognizes only statutory accounting practices prescribed or permitted by the State of Iowa for determining and reporting the financial condition and results of operations of an insurance company to determine its solvency under the Iowa Insurance Law. The National Association of Insurance Commissioners’ (“NAIC”) Accounting Practices and Procedures Manual has been adopted as a component of prescribed practices by the State of Iowa. The Commissioner has the right to permit other specific practices that deviate from prescribed practices. Statutory accounting practices differ from U.S. GAAP primarily due to charging policy acquisition costs to expense as incurred, establishing reserves using different actuarial assumptions, valuing investments on a different basis and not admitting certain assets, including certain net deferred income tax assets.

Principal Life cedes certain term and universal life insurance statutory reserves to our affiliated reinsurance subsidiaries on a funds withheld coinsurance basis. The reserves are secured by cash, invested assets and financing provided by highly rated third parties. As of December 31, 2021 and 2020, our affiliated reinsurance subsidiaries assumed statutory reserves of $10,085.7 million and $8,978.2 million from Principal Life, respectively. In the states of Vermont and Delaware, the affiliated reinsurers had permitted and prescribed practices allowing for the admissibility of certain assets backing these reserves. As of December 31, 2021 and 2020, assets admitted under these practices totaled $4,146.0 million and $3,731.0 million, respectively.

Life and health insurance companies are subject to certain risk-based capital (“RBC”) requirements as specified by the NAIC. Under those requirements, the amount of capital and surplus maintained by a life and health insurance company is to be determined based on the various risk factors related to it. As of December 31, 2021, Principal Life met the minimum RBC requirements.

Statutory net income and statutory capital and surplus of Principal Life were as follows:

	As of or for the year ended December 31,
	2021	2020	2019

	(in millions)
Statutory net income	$864.0	$915.9	$989.3
Statutory capital and surplus	5,375.2	5,682.4	5,193.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

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

The Retirement and Income Solutions segment provides retirement and related financial products and services primarily to businesses, their employees and other individuals. The segment is organized into Retirement and Income Solutions – Fee, which includes full service accumulation, trust services, individual variable annuities, the pieces of the Institutional Retirement & Trust (“IRT”) business of Wells Fargo Bank, N.A. (“Acquired Business”) that have not yet migrated to Principal (migration of retirement business completed in the second quarter of 2021; remaining migration to be completed in early 2022) and acquisition, integration and migration expenses associated with the purchase of the Acquired Business; and Retirement and Income Solutions – Spread, which includes individual fixed annuities, investment only, pension risk transfer and banking services.

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

December 31, 2021

16. Segment Information – (continued)

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

December 31, 2021

16. Segment Information – (continued)

The following tables summarize select financial information by segment, including operating revenues for our products and services, and reconcile segment totals to those reported in the consolidated financial statements:

	December 31, 2021	December 31, 2020

	(in millions)
Assets:
Retirement and Income Solutions	$221,993.8	$207,288.4
Principal Global Investors	2,445.1	2,294.3
Principal International	42,812.4	51,707.6
U.S. Insurance Solutions	33,222.6	31,438.9
Corporate	4,183.3	3,898.5
Total consolidated assets	$304,657.2	$296,627.7

	For the year ended December 31,
	2021	2020	2019

	(in millions)
Operating revenues by segment:
Retirement and Income Solutions:
Retirement and Income Solutions – Fee	$2,322.7	$2,149.8	$2,003.0
Retirement and Income Solutions – Spread	4,187.3	5,353.7	6,951.4
Total Retirement and Income Solutions (1)	6,510.0	7,503.5	8,954.4
Principal Global Investors (2)	1,828.0	1,539.1	1,505.8
Principal International	1,351.8	1,096.8	1,523.2
U.S. Insurance Solutions:
Specialty Benefits insurance	2,709.6	2,525.4	2,493.6
Individual Life insurance	2,057.2	1,955.0	1,955.6
Eliminations	(0.2)	(0.2)	(0.2)
Total U.S. Insurance Solutions	4,766.6	4,480.2	4,449.0
Corporate	1.8	(39.7)	(39.3)
Total segment operating revenues	14,458.2	14,579.9	16,393.1
Net realized capital gains (losses), net of related revenue adjustments	(164.0)	195.3	(98.5)
Adjustments related to equity method investments	(31.5)	(33.5)	(72.5)
Total revenues per consolidated statements of operations	$14,262.7	$14,741.7	$16,222.1

Pre-tax operating earnings (losses) by segment:
Retirement and Income Solutions	$1,141.2	$966.9	$874.0
Principal Global Investors	708.4	512.9	483.3
Principal International	309.0	243.6	390.7
U.S. Insurance Solutions	470.8	239.9	521.6
Corporate	(368.0)	(326.4)	(380.3)
Total segment pre-tax operating earnings	2,261.4	1,636.9	1,889.3
Pre-tax net realized capital gains (losses), as adjusted (3)	(179.8)	63.6	(140.9)
Adjustments related to equity method investments and noncontrolling interest	2.0	(7.0)	(55.1)
Income before income taxes per consolidated statements of operations	$2,083.6	$1,693.5	$1,693.3
(1)	Reflects inter-segment revenues of $413.1 million, $342.6 million and $357.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)	Reflects inter-segment revenues of $308.9 million, $273.8 million and $264.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

16. Segment Information – (continued)

(3)	Pre-tax net realized capital gains (losses), as adjusted, is derived as follows:

	For the year ended December 31,
	2021	2020	2019

	(in millions)
Net realized capital gains (losses)	$2.5	$302.6	$(52.8)
Derivative and hedging-related revenue adjustments	(160.3)	(132.9)	(80.4)
Market value adjustments to fee revenues	(0.6)	(1.6)	—
Adjustments related to equity method investments	(24.0)	(1.5)	2.6
Adjustments related to sponsored investment funds	21.3	17.3	23.6
Recognition of front-end fee revenue	(2.9)	11.4	8.5
Net realized capital gains (losses), net of related revenue adjustments	(164.0)	195.3	(98.5)
Amortization of deferred acquisition costs and other actuarial balances	11.1	(26.8)	(40.8)
Capital gains distributed	(106.7)	(49.9)	(68.2)
Market value adjustments of embedded derivatives	79.8	(55.0)	66.6
Pre-tax net realized capital gains (losses), as adjusted (a)	$(179.8)	$63.6	$(140.9)
(a)	As adjusted before noncontrolling interest capital gains (losses).

The following is a summary of income tax expense (benefit) allocated to our segments for purposes of determining non-GAAP operating earnings. Segment income taxes are reconciled to income taxes reported on our consolidated statements of operations.

	For the year ended December 31,
	2021	2020	2019

	(in millions)
Income tax expense (benefit) by segment:
Retirement and Income Solutions	$130.1	$106.6	$71.8
Principal Global Investors	192.3	141.9	121.8
Principal International	69.8	62.0	106.8
U.S. Insurance Solutions	92.3	47.9	101.8
Corporate	(70.7)	(87.9)	(82.0)
Total segment income taxes from operating earnings	413.8	270.5	320.2
Tax expense (benefit) related to net realized capital losses, as adjusted	(56.2)	28.2	1.3
Certain adjustments related to equity method investments and noncontrolling interest	(31.4)	(33.7)	(72.3)
Total income taxes per consolidated statements of operations	$326.2	$265.0	$249.2

The following is a summary of depreciation and amortization expense allocated to our segments for purposes of determining pre-tax operating earnings. Segment depreciation and amortization is reconciled to depreciation and amortization included in operating expenses in our consolidated statements of operations.

	For the year ended December 31,
	2021	2020	2019

	(in millions)
Depreciation and amortization expense by segment:
Retirement and Income Solutions	$81.7	$69.1	$48.2
Principal Global Investors	21.1	21.6	18.9
Principal International	57.3	56.0	58.6
U.S. Insurance Solutions	24.2	25.1	25.0
Corporate	23.7	14.8	16.1
Total depreciation and amortization expense included in our consolidated statements of operations	$208.0	$186.6	$166.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

17. Revenues from Contracts with Customers

The following tables summarize disaggregation of revenues from contracts with customers, including select financial information by segment, and reconcile totals to those reported in the consolidated financial statements. Revenues from contracts with customers are included in fees and other revenues on the consolidated statements of operations.

	For the year ended December 31,
	2021	2020	2019

	(in millions)
Revenue from contracts with customers by segment:
Retirement and Income Solutions:
Retirement and Income Solutions – Fee	$580.2	$591.2	$455.5
Retirement and Income Solutions – Spread	9.9	8.6	9.3
Total Retirement and Income Solutions	590.1	599.8	464.8
Principal Global Investors	1,787.9	1,511.2	1,456.7
Principal International	492.7	439.2	462.2
U.S. Insurance Solutions:
Specialty Benefits insurance	14.9	14.8	14.9
Individual Life insurance	60.6	48.6	51.2
Eliminations	(0.2)	(0.2)	(0.2)
Total U.S. Insurance Solutions	75.3	63.2	65.9
Corporate	204.1	154.9	160.4
Total segment revenue from contracts with customers	3,150.1	2,768.3	2,610.0
Adjustments for fees and other revenues not within the scope of revenue recognition guidance (1)	1,866.0	1,733.0	1,791.4
Pre-tax other adjustments (2)	(3.5)	9.8	8.5
Total fees and other revenues per consolidated statements of operations	$5,012.6	$4,511.1	$4,409.9
(1)	Fees and other revenues not within the scope of the revenue recognition guidance primarily represent revenue on contracts accounted for under the financial instruments or insurance contracts standards.
(2)	Pre-tax other adjustments relate to the recognition of deferred front-end fee revenues for sales charges on retirement and life insurance products and certain market value adjustments to fee revenues.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

17. Revenues from Contracts with Customers – (continued)

The types of revenues from contracts with customers were as follows:

	For the year ended December 31,
	2021	2020	2019

	(in millions)
Administrative service fee revenue	$576.7	$589.2	$453.7
Other fee revenue	3.5	2.0	1.8
Total revenues from contracts with customers	580.2	591.2	455.5
Fees and other revenues not within the scope of revenue recognition guidance	1,299.6	1,130.4	1,139.0
Total fees and other revenues	1,879.8	1,721.6	1,594.5
Premiums and other considerations	0.5	5.0	3.5
Net investment income	442.4	423.2	405.0
Total operating revenues	$2,322.7	$2,149.8	$2,003.0

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

The types of revenues from contracts with customers were as follows:

	For the year ended December 31,
	2021	2020	2019

	(in millions)
Deposit account fee revenue	$9.2	$8.4	$9.3
Commission income	0.7	0.2	—
Total revenues from contracts with customers	9.9	8.6	9.3
Fees and other revenues not within the scope of revenue recognition guidance	7.9	9.5	13.9
Total fees and other revenues	17.8	18.1	23.2
Premiums and other considerations	1,883.1	3,216.0	4,859.2
Net investment income	2,286.4	2,119.6	2,069.0
Total operating revenues	$4,187.3	$5,353.7	$6,951.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

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

The types of revenues from contracts with customers were as follows:

	For the year ended December 31,
	2021	2020	2019

	(in millions)
Management fee revenue	$1,514.1	$1,298.4	$1,239.1
Other fee revenue	273.8	212.8	217.6
Total revenues from contracts with customers	1,787.9	1,511.2	1,456.7
Fees and other revenues not within the scope of revenue recognition guidance	36.2	22.3	38.5
Total fees and other revenues	1,824.1	1,533.5	1,495.2
Net investment income	3.9	5.6	10.6
Total operating revenues	$1,828.0	$1,539.1	$1,505.8

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

17. Revenues from Contracts with Customers – (continued)

The types of revenues from contracts with customers were as follows:

	For the year ended December 31,
	2021	2020	2019

	(in millions)
Management fee revenue	$484.4	$435.3	$459.3
Other fee revenue	8.3	3.9	2.9
Total revenues from contracts with customers	492.7	439.2	462.2
Fees and other revenues not within the scope of revenue recognition guidance	4.1	5.6	6.3
Total fees and other revenues	496.8	444.8	468.5
Premiums and other considerations	127.5	156.6	393.3
Net investment income	727.5	495.4	661.4
Total operating revenues	$1,351.8	$1,096.8	$1,523.2

Revenues from contracts with customers by region:
Latin America	$362.6	$323.5	$351.5
Asia	128.8	115.9	111.0
Principal International corporate / regional offices	2.6	0.9	0.9
Eliminations	(1.3)	(1.1)	(1.2)
Total revenues from contracts with customers	$492.7	$439.2	$462.2

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

17. Revenues from Contracts with Customers – (continued)

The types of revenues from contracts with customers were as follows:

	For the year ended December 31,
	2021	2020	2019

	(in millions)
Specialty Benefits insurance:
Administrative service fees	$14.9	$14.8	$14.9
Total revenues from contracts with customers	14.9	14.8	14.9
Fees and other revenues not within the scope of revenue recognition guidance	19.0	19.3	19.6
Total fees and other revenues	33.9	34.1	34.5
Premiums and other considerations	2,496.4	2,330.7	2,292.7
Net investment income	179.3	160.6	166.4
Total operating revenues	$2,709.6	$2,525.4	$2,493.6

Individual Life insurance:
Administrative service fees	$26.7	$21.8	$24.3
Commission income	33.9	26.8	26.9
Total revenues from contracts with customers	60.6	48.6	51.2
Fees and other revenues not within the scope of revenue recognition guidance	859.2	849.8	875.9
Total fees and other revenues	919.8	898.4	927.1
Premiums and other considerations	334.0	329.1	317.9
Net investment income	803.4	727.5	710.6
Total operating revenues	$2,057.2	$1,955.0	$1,955.6

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

December 31, 2021

17. Revenues from Contracts with Customers – (continued)

The Corporate segment also includes inter-segment eliminations of fees and other revenues. The types of revenues from contracts with customers were as follows:

	For the year ended December 31,
	2021	2020	2019

	(in millions)
Commission income	$388.9	$316.6	$320.2
Other fee revenue	68.8	59.1	46.1
Eliminations	(253.6)	(220.8)	(205.9)
Total revenues from contracts with customers	204.1	154.9	160.4
Fees and other revenues not within the scope of revenue recognition guidance	(360.0)	(303.9)	(301.8)
Total fees and other revenues	(155.9)	(149.0)	(141.4)
Net investment income	157.7	109.3	102.1
Total operating revenues	$1.8	$(39.7)	$(39.3)

Contract Costs

Sales compensation and other incremental costs of obtaining a contract are capitalized and amortized over the period of contract benefit if the costs are expected to be recovered. The contract cost asset, which is included in other assets on the consolidated statements of financial position, was $193.1 million and $173.0 million as of December 31, 2021 and December 31, 2020, respectively.

We apply the practical expedient for certain costs where we recognize the incremental costs of obtaining these contracts as an expense when incurred if the amortization period of the assets is one year or less. These costs, along with costs that are not deferrable, are included in operating expenses on the consolidated statements of operations.

Deferred contract costs consist primarily of commissions and variable compensation. We amortize capitalized contract costs on a straight-line basis over the expected contract life, reflecting lapses as they are incurred. Deferred contract costs are subject to impairment testing on an annual basis, or when a triggering event occurs that could warrant an impairment. To the extent future revenues less future maintenance expenses are not adequate to cover the asset balance, an impairment is recognized. For the years ended December 31, 2021, 2020 and 2019, $32.4 million, $24.8 million and $24.4 million, respectively, of amortization expense was recorded in operating expenses on the consolidated statements of operations and no impairment loss was recognized in relation to the costs capitalized.

18. Stock-Based Compensation Plans

As of December 31, 2021, we had the 2021 Stock Incentive Plan, the 2020 Directors Stock Plan, the 2014 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan and the Directors Stock Plan (“Stock-Based Compensation Plans”). No new grants will be made under the 2020 Directors Stock Plan, the 2014 Stock Incentive Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan or the Directors Stock Plan. Under the terms of the 2021 Stock Incentive Plan grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. To date, we have not granted any incentive stock options, restricted stock or performance units under any plans. As part of our fair value process, for each stock-based compensation plan, we assess the impact of material nonpublic information on our share price or expected volatility, as applicable, at the time of grant. No awards in 2021 required a fair value adjustment.

As of December 31, 2021, the maximum number of new shares of common stock available for grant under the 2021 Stock Incentive Plan was 24.4 million.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

18. Stock Based Compensation Plans – (continued)

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against net income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the year ended December 31,
	2021	2020	2019

	(in millions)
Compensation cost	$95.2	$86.7	$78.7
Related income tax benefit	19.9	17.1	16.8
Capitalized as part of an asset	1.4	1.5	1.7

Nonqualified Stock Options

Nonqualified stock options were granted to certain employees under the 2014 Stock Incentive Plan, the Amended and Restated 2010 Stock Incentive Plan and the Stock Incentive Plan. Options outstanding were granted at an exercise price equal to the fair market value of our common stock on the date of grant and expire ten years after the grant date. These options have graded vesting over a three-year period, except in the case of specific types of terminations. Total options granted were 0.8 million, 1.4 million and 1.2 million during 2021, 2020 and 2019, respectively.

The following is a summary of the status of all of our stock option plans:

		Weighted-
		average
	Number of options	exercise price	Intrinsic value
	(in millions)		(in millions)
Options outstanding as of January 1, 2021	6.5	$49.52
Granted	0.8	58.68
Exercised	1.0	41.92
Canceled	0.1	56.93
Options outstanding as of December 31, 2021	6.2	$51.89	$126.9
Options vested or expected to vest as of December 31, 2021	6.2	$51.88	$126.7
Options exercisable as of December 31, 2021	4.6	$50.76	$99.2

The total intrinsic value of stock options exercised was $23.5 million, $3.4 million and $2.4 million during 2021, 2020, and 2019, respectively.

The following is a summary of weighted-average remaining contractual lives for stock options outstanding and the range of exercise prices on the stock options as of December 31, 2021:

		Weighted-
	Number of options	average remaining
Range of exercise prices	outstanding	contractual life
	(in millions)
$27.46 - $48.11	1.4	2.5
$48.12 - $52.41	1.6	7.0
$52.42 - $55.89	1.1	7.2
$55.90 - $62.75	0.8	9.1
$62.76 - $63.98	1.3	5.7
$27.46 - $63.98	6.2

The weighted-average remaining contractual lives for stock options exercisable is approximately 6.0 years as of December 31, 2021.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

18. Stock Based Compensation Plans – (continued)

The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during the period:

	For the year ended December 31,
Options	2021	2020	2019
Expected volatility	34.2%	25.7%	23.3%
Expected term (in years)	7.0	7.0	7.0
Risk-free interest rate	1.2%	1.3%	2.6%
Expected dividend yield	3.82%	4.33%	4.07%
Weighted average estimated fair value	$15.67	$9.64	$10.00

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

As of December 31, 2021, we had $3.0 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.8 years.

Cash received from stock options exercised under these share-based payment arrangements during 2021, 2020 and 2019 was $42.2 million, $4.4 million and $3.4 million, respectively. The actual tax benefits realized for the tax deductions for options exercised under these share-based payment arrangements during 2021, 2020 and 2019 was $9.1 million, $1.4 million and $0.5 million, respectively.

Performance Share Awards

We granted performance share awards to certain employees under the 2014 Stock Incentive Plan and the Amended and Restated 2010 Stock Incentive Plan. The performance share awards are treated as an equity award and are paid in shares. Whether the performance shares are earned depends upon the participant’s continued employment through the performance period (except in the case of specific types of terminations) and our performance against three-year goals set at the beginning of the performance period. Performance goals based on various factors must be achieved for any of the performance shares to be earned. If the performance requirements are not met, the performance shares will be forfeited, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. These awards have no maximum contractual term. Dividend equivalents are credited on performance shares outstanding as of the record date. These dividend equivalents are only paid on the shares released. Total performance share awards granted were 0.2 million, 0.3 million and 0.2 million in 2021, 2020 and 2019, respectively.

The following is a summary of activity for the nonvested performance share awards:

	Number of	Weighted-
	performance	average grant-date
	share awards	fair value
	(in millions)
Nonvested performance share awards as of January 1, 2021	0.7	$55.28
Granted	0.2	58.68
Vested	0.1	63.98
Canceled	0.1	62.16
Nonvested performance share awards as of December 31, 2021	0.7	$54.37

The total intrinsic value of performance share awards vested was $4.7 million, $8.7 million and $17.6 million during 2021, 2020 and 2019, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

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

The fair value of performance share awards is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant-date fair value of performance share awards granted during 2021, 2020 and 2019 was $58.68, $51.73 and $53.09, respectively.

As of December 31, 2021, we had $5.9 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.7 years.

Actual tax benefits realized for the tax deductions for performance share awards paid out under these share-based payment arrangements for 2021, 2020 and 2019 was $1.8 million, $3.0 million and $3.3 million, respectively.

Restricted Stock Units

We issue restricted stock units under the 2021 Stock Incentive Plan, 2020 Directors Stock Plan, 2014 Stock Incentive Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, and the Directors Stock Plan. Restricted stock units are treated as an equity award and are paid in shares. These awards have no maximum contractual term. Dividend equivalents are credited on restricted stock units outstanding as of the record date. These dividend equivalents are only paid on the shares released. Restricted stock units granted were 1.1 million, 1.1 million and 1.1 million in 2021, 2020 and 2019, respectively.

Restricted stock units were issued to certain employees and agents pursuant to the 2021 Stock Incentive Plan, 2014 Stock Incentive Plan, the Amended and Restated 2010 Stock Incentive Plan and Stock Incentive Plan. Under these plans, awards have graded or cliff vesting over a three-year service period. When service for PFG ceases (except in the case of specific types of terminations), all vesting stops and unvested units are forfeited.

Pursuant to the 2021 Stock Incentive Plan, 2020 Directors Stock Plan, 2014 Directors Stock Plan and the 2005 Directors Stock Plan, restricted stock units are granted to each non-employee director in office immediately following each annual meeting of stockholders and, at the discretion of the Nominating and Governance Committee, to each person who becomes a member of the Board other than on the date of the annual meeting of stockholders. Under these plans, awards are granted on an annual basis and cliff vest after a one-year service period. When service to PFG ceases, all vesting stops and unvested units are forfeited.

The following is a summary of activity for the nonvested restricted stock units:

	Number of	Weighted-
	restricted	average grant-date
	stock units	fair value
	(in millions)
Nonvested restricted stock units as of January 1, 2021	2.8	$54.86
Granted	1.1	59.17
Vested	0.8	62.01
Canceled	0.1	55.50
Nonvested restricted stock units as of December 31, 2021	3.0	$54.50

The total intrinsic value of restricted stock units vested was $51.7 million, $41.2 million and $64.0 during 2021, 2020 and 2019, respectively.

The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant-date fair value of restricted stock units granted during 2021, 2020 and 2019 was $59.17, $50.49 and $53.17, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

18. Stock Based Compensation Plans – (continued)

As of December 31, 2021, we had $52.0 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted under these plans. The cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

The actual tax benefits realized for the tax deductions for restricted stock unit payouts under these share-based payment arrangements for 2021, 2020 and 2019 was $17.8 million, $14.6 million and $13.2 million, respectively.

Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan, participating employees have the opportunity to purchase shares of our common stock on a quarterly basis. Employees may purchase up to $25,000 in stock value annually. Employees were able to purchase shares of our common stock at a price equal to 85% of the shares’ fair market value as of the beginning or end of the purchase period, whichever was lower, through 2021. Beginning January 2022, employees may purchase shares of our common stock at a price equal to 90% of the shares’ fair market value as of the end of the purchase period. Under the Employee Stock Purchase Plan, employees purchased 1.0 million, 1.4 million and 0.9 million shares during 2021, 2020 and 2019, respectively.

We recognize compensation expense for the fair value of the discount granted to employees participating in the employee stock purchase plan in the period of grant. Shares of the Employee Stock Purchase Plan are treated as an equity award. The weighted-average fair value of the discount on the stock purchased was $15.64, $11.33 and $11.37 during 2021, 2020 and 2019, respectively. The total intrinsic value of the Employee Stock Purchase Plan shares settled was $15.3 million, $15.5 million and $9.7 million during 2021, 2020 and 2019, respectively.

Cash received from shares issued under these share-based payment arrangements for 2021, 2020 and 2019 was $46.5 million, $37.8 million and $36.2 million, respectively. The actual tax benefit realized for the tax deductions for the settlement of the share-based payment arrangements for 2021, 2020 and 2019 was $1.3 million, $0.9 million and $0.9 million, respectively.

As of December 31, 2021, a total of 4.0 million of new shares were available to be made issuable by us for this plan.

19. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the year ended December 31,
	2021	2020	2019

	(in millions, except per share data)
Net income	$1,757.4	$1,428.5	$1,444.1
Subtract:
Net income attributable to noncontrolling interest	46.8	32.7	49.9
Total	$1,710.6	$1,395.8	$1,394.2
Weighted-average shares outstanding:
Basic	269.0	274.7	278.6
Dilutive effects:
Stock options	1.3	0.3	0.9
Restricted stock units	2.1	1.5	1.4
Performance share awards	0.5	0.1	0.1
Diluted	272.9	276.6	281.0
Net income per common share:
Basic	$6.36	$5.08	$5.00
Diluted	$6.27	$5.05	$4.96

The calculation of diluted earnings per share for the years ended December 31, 2021, 2020 and 2019, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2021

20. Subsequent Event

On January 31, 2022, we entered into a Master Transaction Agreement with Sutton Cayman, Ltd., a limited company organized under the laws of the Cayman Islands and an affiliate of Talcott Resolution Life, Inc., a subsidiary of Sixth Street, pursuant to which we will cede 100% of our in-force U.S. retail fixed annuity and universal life insurance with secondary guarantee blocks of business (the “Reinsurance Transaction”). The Reinsurance Transaction will be structured through 100% coinsurance with funds withheld. We will retain administration of the ceded business. Additionally, Principal Global Investors, LLC will be appointed as investment adviser with respect to the management of all transferred commercial mortgage loans and private credit assets.

The Reinsurance Transaction is expected to close during the second quarter of 2022 with economics effective as of January 1, 2022, subject to regulatory approval. The deployable proceeds from the Reinsurance Transaction and additional transactions designed to improve the capital efficiency of the in-force U.S. individual life insurance business will be returned to shareholders through share repurchases. Our Board of Directors approved a $1.6 billion increase to the $1.1 billion that remained available under our existing share repurchase authorization as of December 31, 2021.

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

Our Chief Executive Officer, Daniel J. Houston, and our Chief Financial Officer, Deanna D. Strable-Soethout, have reviewed and evaluated our disclosure controls and procedures as of December 31, 2021, and have concluded our disclosure controls and procedures are effective.

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

Under the supervision and with the participation of management, including our Chief Executive Officer, Daniel J. Houston, and our Chief Financial Officer, Deanna D. Strable-Soethout, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, management has concluded that Principal Financial Group, Inc.’s internal control over financial reporting was effective as of December 31, 2021.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 pertaining to directors is set forth in Principal Financial Group, Inc.'s proxy statement relating to the 2022 annual stockholders meeting (the “Proxy Statement”), which will be filed with the SEC on or about April 4, 2022, under the captions, “Election of Directors,” “Corporate Governance,” and “Security Ownership of Certain Beneficial Owners and Management — Delinquent Section 16(a) Reports.” Such information is incorporated herein by reference. The information called for by Item 10 pertaining to executive officers can be found in Part I of this Form 10-K under the caption, “Information about our Executive Officers.” The Company has adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The code of ethics has been posted on our internet website, found at www.principal.com. We intend to satisfy disclosure requirements regarding amendments to, or waivers from, any provision of our code of ethics on our website.

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

Equity Compensation Plan Information

In general, we have two compensation plans under which our equity securities are authorized for issuance to employees or directors (not including our tax qualified pension plans): the Principal Financial Group, Inc. 2021 Stock Incentive Plan and the Principal Financial Group, Inc. Employee Stock Purchase Plan. The following table shows the number of shares of common stock issuable upon exercise of options outstanding as of December 31, 2021, the weighted average exercise price of those options and the number of shares of common stock remaining available for future issuance as of December 31, 2021, excluding shares issuable upon exercise of outstanding options.

	(a)		(b)		(c)
Number of securities
remaining available for
	Number of securities		Weighted-average		future issuance under
	to be issued upon		exercise price of		equity compensation
	exercise of outstanding		outstanding		plans (excluding
	options, warrants		options, warrants		securities reflected
Plan Category	and rights		and rights		in column (a))
Equity compensation plans approved by our stockholders (1)	10,663,152	(2)	$51.89	(3)	28,385,154	(4)
Equity compensation plans not approved by our stockholders	—		n/a		—
(1)	The Principal Financial Group, Inc. Employee Stock Purchase Plan, the Principal Financial Group, Inc. Stock Incentive Plan and the Principal Financial Group, Inc. Directors Stock Plan were each approved by our sole stockholder, Principal Mutual Holding Company, prior to our initial public offering of common stock on October 22, 2001. Subsequently, the Principal Financial Group, Inc. 2005 Stock Incentive Plan and the Principal Financial Group, Inc. 2005 Directors Stock Plan were each approved by our stockholders on May 17, 2005. An amendment to the Principal Financial Group, Inc. Employee Stock Purchase Plan to increase the number of shares available for issuance under the plan was approved on May 19, 2009. On May 18, 2010, our shareholders approved the 2010 Stock Incentive Plan, which replaced the 2005 Stock Incentive Plan. The 2010 Stock Incentive Plan was subsequently renamed the Amended and Restated 2010 Stock Incentive Plan. On May 20, 2014, our shareholders approved the Principal Financial Group, Inc. 2014 Stock Incentive Plan and the Principal Financial Group, Inc. 2014 Directors Stock Plan. On May 19, 2020, our shareholders approved the Principal Financial Group, Inc. 2020 Directors Stock Plan. On May 18, 2021, our shareholders approved the Principal Financial Group, Inc. 2021 Stock Incentive Plan.
(2)	Includes 6,208,652 options outstanding under the employee stock incentive plans, 781,121 performance shares under the employee stock incentive plans, 3,327,376 restricted stock units under the employee stock incentive plans, 276,487 restricted stock units under the directors stock plans and 69,516 other stock-based awards under the director stock plans for obligations under the Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc.
(3)	The weighted-average exercise price relates only to outstanding stock options, not to outstanding performance shares, restricted stock units or other stock-based awards.
(4)	This number includes 4,025,110 shares remaining for issuance under the Employee Stock Purchase Plan and 24,360,044 shares available for issuance in respect of future awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards under the 2021 Stock Incentive Plan.

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

(Item 15.a.3.)

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

		8-K	May 7, 2015
4.4.2	Guarantee from Principal Financial Services, Inc. with respect to the 4.700% Fixed-to-Floating Rate Junior Subordinated Notes due 2055	8-K	May 7, 2015
10.1	Principal Financial Group, Inc. Stock Incentive Plan	10-Q	August 6, 2003
10.1.1	Form of Restricted Stock Unit Award Agreement	8-K	March 7, 2005
10.1.2	Form of Stock Option Award Agreement	8-K	March 7, 2005
10.1.3	Principal Financial Group, Inc. 2005 Stock Incentive Plan	10-Q	August 3, 2005
10.1.4	Principal Financial Group, Inc. 2010 Stock Incentive Plan	DEF14A	April 6, 2010
10.1.5	Amended and Restated Principal Financial Group, Inc. 2010 Stock Incentive Plan	10-Q	May 2, 2012
10.1.6	Principal Financial Group, Inc. 2014 Stock Incentive Plan	DEF14A	April 7, 2014
10.1.7	Principal Financial Group, Inc. 2021 Stock Incentive Plan	DEF14A	April 5, 2021
10.2	Principal Financial Group Long-Term Performance Plan	S-1	June 8, 2001
10.3	Resolution of Human Resources Committee of the Board of Directors of Principal Financial Group, Inc. amending the Principal Financial Group Long-Term Performance Plan as of October 31, 2002	10-K	March 5, 2003
10.4	Principal Financial Group Incentive Pay Plan (PrinPay), amended and restated effective January 1, 2003	10-Q	May 7, 2003
10.5	Principal Financial Group, Inc. Annual Incentive Plan	10-K	March 4, 2005
10.6	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc. Board of Directors	10-Q	November 5, 2008
10.6.1	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors, effective March 28, 2009	10-Q	May 6, 2009
10.6.2	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc., effective May 17, 2010	10-K	February 16, 2011
10.6.3	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc., effective January 1, 2012	10-K	February 15, 2012
10.6.4	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of Principal Financial Group, Inc., effective January 1, 2015	10-K	February 11, 2015
10.6.5	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc., effective November 28, 2017	10-K	February 9, 2018
10.7	Principal Financial Group, Inc. Directors Stock Plan	S-1	June 8, 2001
10.7.1	Principal Financial Group, Inc. 2005 Directors Stock Plan	10-Q	August 3, 2005
10.7.2	Principal Financial Group, Inc. 2014 Directors Stock Plan	DEF14A	April 7, 2014
10.7.3	Principal Financial Group, Inc. 2020 Directors Stock Plan	DEF14A	April 6, 2020
10.8	Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc.	10-K	March 2, 2006
10.9	Principal Select Savings Excess Plan, restated as of January 1, 2004	10-Q	May 5, 2004
10.9.1	Amendment No. 1 to Principal Select Savings Excess Plan	10-K	March 2, 2006
10.9.2	Principal Select Savings Excess Plan for Employees, amended and restated effective January 1, 2016	10-K	February 10, 2016

Incorporated by reference herein
Exhibit Number	Description	Form	File Date

10.9.3	Principal Select Savings Excess Plan for Individual Field, amended and restated effective January 1, 2016	10-K	February 10, 2016
10.9.4	Nonqualified Deferred Compensation Plan for Select Investment Professions of Principal Financial Group, Inc. and Affiliates, effective January 1, 2016	10-K	February 10, 2016
10.10	Supplemental Executive Retirement Plan for Employees, restated as of January 1, 2003	10-Q	May 5, 2004
10.10.1	Amendment No. 1 to the Principal Supplemental Executive Retirement Plan for Employees	10-K	March 2, 2006
10.11

Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change-of-Control Employment Agreement (Tier One Executives), dated as of February 28, 2006, by and among Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and an Executive

		10-Q	May 4, 2006
10.11.1	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change-of-Control Employment Agreement (Tier One Executives)	8-K	December 2, 2008
10.11.2	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change of Control Employment Agreement (Tier One Executives), effective December 31, 2010	10-K	February 16, 2011
10.12	Form of Principal Financial Group, Inc. Indemnification Agreement	8-K	December 2, 2008
10.12.1	Form of Principal Financial Group, Inc. Indemnification Agreement dated as of June 9, 2016.	10-Q	August 3, 2016
10.13	Compensatory Arrangement, dated as of March 14, 2002, between Principal Life Insurance Company and James P. McCaughan	10-Q	May 10, 2002
10.14	The Principal Severance Plan for Senior Executives, restated effective March 1, 2009	10-Q	May 6, 2009
10.14.1	The Principal Financial Group, Inc. Executive Severance Plan effective September 1, 2021	10-Q	October 28, 2021
10.15	The Principal Financial Group Nonqualified Defined Benefit Plan for Employees.	10-Q	August 3, 2016
4.5	Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934
10.11.3	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change of Control Employment Agreement, effective December 18. 2021
21	Principal Financial Group, Inc. Member Companies as of December 31, 2021
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Daniel J. Houston
31.2	Certification of Deanna D. Strable-Soethout
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Daniel J. Houston
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Deanna D. Strable-Soethout
101

The following materials from Principal Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, (vii) Schedule I — Summary of Investments — Other Than Investments in Related Parties, (viii) Schedule II — Condensed Financial Information of Registrant (Parent Only), (ix) Schedule III — Supplementary Insurance Information and (x) Schedule IV — Reinsurance

104	The cover page from Principal Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in iXBRL and contained in Exhibit 101.

Paper copies of exhibits will be provided to shareholders upon reasonable request and upon payment of reasonable copying and mailing expenses.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: February 11, 2022	By	/s/ Deanna D. Strable-Soethout Deanna D. Strable-Soethout Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 11, 2022

By	/s/ DANIEL J. HOUSTON	By	/S/ ROGER C. HOCHSCHILD
	Daniel J. Houston		Roger C. Hochschild
	Chairman, President, Chief Executive Officer and Director		Director

By	/s/ DEANNA D. STRABLE-SOETHOUT	By	/S/ SCOTT M. MILLS
	Deanna D. Strable-Soethout		Scott M. Mills
	Executive Vice President and Chief		Director
Financial Officer (Principal Financial Officer and
Principal Accounting Officer)

By	/s/ JONATHAN S. AUERBACH	By	/S/ CLAUDIO N. MURUZABAL
	Jonathan S. Auerbach		Claudio N. Muruzabal
	Director		Director

By	/s/ MARY E. BEAMS	By	/S/ DIANE C. NORDIN
	Mary E. Beams		Diane C. Nordin
	Director		Director

By	/s/ JOCELYN CARTER-MILLER	By	/S/ BLAIR C. PICKERELL
	Jocelyn Carter-Miller		Blair C. Pickerell
	Director		Director

By	/s/ MICHAEL T. DAN	By	/s/ CLARE S. RICHER
	Michael T. Dan		Clare S. Richer
	Director		Director

By	/s/ SANDRA L. HELTON	By	/s/ ALFREDO RIVERA
	Sandra L. Helton		Alfredo Rivera
	Director		Director

Schedule I - Summary of Investments - Other Than Investments in Related Parties

December 31, 2021

			Amount as
			shown in the
			consolidated
			statement of
		Fair	financial
Type of Investment	Cost	value	position

	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,978.0	$2,088.6	$2,088.6
States, municipalities and political subdivisions	8,290.7	9,304.4	9,304.4
Foreign governments	851.0	982.0	982.0
Public utilities	5,226.7	5,695.8	5,695.8
Redeemable preferred stock	99.1	101.0	101.0
All other corporate bonds	36,813.4	40,147.6	40,147.6
Residential mortgage-backed pass-through securities	3,122.3	3,152.9	3,152.9
Commercial mortgage-backed securities	5,436.2	5,562.2	5,562.2
Collateralized debt obligations	3,564.7	3,559.6	3,559.6
Other debt obligations	7,487.8	7,560.4	7,560.4
Total fixed maturities, available-for-sale	72,869.9	78,154.5	78,154.5
Fixed maturities, trading	422.2	422.2	422.2
Equity securities:
Banks, trust and insurance companies	886.9	886.9	886.9
Public utilities	7.5	7.5	7.5
Industrial, miscellaneous and all other	854.7	854.7	854.7
Other corporate	465.2	465.2	465.2
Non-redeemable preferred stock	132.9	132.9	132.9
Total equity securities	2,347.2	2,347.2	2,347.2
Mortgage loans	19,668.7	XXXX	19,668.7
Real estate, net:
Real estate acquired in satisfaction of debt	14.8	XXXX	14.8
Other real estate	2,060.6	XXXX	2,060.6
Policy loans	759.6	XXXX	759.6
Other investments	5,478.3	XXXX	5,478.3
Total investments	$103,621.3	XXXX	$108,905.9

Schedule II - Condensed Financial Information of Registrant (Parent Only)

Statements of Financial Position

	December 31,
	2021	2020

	(in millions)
Assets
Fixed maturities, available-for-sale	$1,051.9	$813.2
Fixed maturities, trading	109.0	178.8
Other investments	10.4	63.7
Cash and cash equivalents	320.3	302.4
Income taxes receivable	20.4	7.4
Deferred income taxes	320.9	371.2
Amounts receivable from subsidiaries	5.5	4.7
Other assets	27.1	27.1
Investment in unconsolidated entities	18,932.4	19,714.3
Total assets	$20,797.9	$21,482.8

Liabilities
Long-term debt	$4,226.2	$4,223.3
Accrued investment payable	25.3	25.3
Pension liability	473.2	668.9
Other liabilities	3.8	6.4
Total liabilities	4,728.5	4,923.9

Stockholders’ equity
Common stock, par value $0.01 per share; 2,500 million shares authorized; 484.9 million and 481.9 million shares issued as of 2021 and 2020; 261.7 million and 273.3 million shares outstanding as of 2021 and 2020	4.8	4.8
Additional paid-in capital	10,495.0	10,321.6
Retained earnings	12,884.5	11,838.0
Accumulated other comprehensive income	1,610.9	2,383.1
Treasury stock, at cost (223.2 million and 208.6 million shares as of 2021 and 2020)	(8,925.8)	(7,988.6)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	16,069.4	16,558.9
Total liabilities and stockholders’ equity	$20,797.9	$21,482.8

See accompanying notes.

Statements of Operations

	For the year ended December 31,
	2021	2020	2019

	(in millions)
Revenues
Net investment income	$18.6	$13.3	$19.4
Net realized capital gains (losses)	(14.9)	7.0	12.3
Total revenues	3.7	20.3	31.7

Expenses
Other operating costs and expenses	160.9	200.0	210.9
Total expenses	160.9	200.0	210.9

Loss before income taxes	(157.2)	(179.7)	(179.2)
Income tax benefits	(35.6)	(46.1)	(44.2)
Equity in the net income of subsidiaries	1,832.2	1,529.4	1,529.2

Net income attributable to Principal Financial Group, Inc.	$1,710.6	$1,395.8	$1,394.2

See accompanying notes.

Statements of Cash Flows

	For the year ended December 31,
	2021	2020	2019

	(in millions)
Operating activities
Net income	$1,710.6	$1,395.8	$1,394.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net realized capital (gains) losses	14.9	(7.0)	(12.3)
Stock-based compensation	1.6	1.4	1.3
Equity in the net income of subsidiaries	(1,832.2)	(1,529.4)	(1,529.2)
Changes in:
Net cash flows for trading securities and equity securities with operating intent	66.1	88.4	48.7
Current and deferred income tax benefits	(4.8)	(13.5)	(31.0)
Other	(34.5)	49.1	135.4
Net cash provided by (used in) operating activities	(78.3)	(15.2)	7.1
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(462.3)	(736.5)	(251.5)
Maturities	190.2	193.7	200.0
Net purchases of property and equipment	(0.1)	(0.1)	(0.1)
Net change in other investments	46.7	(50.0)	(34.0)
Dividends and returns of capital received from unconsolidated entities	1,826.3	799.1	494.2
Net cash provided by investing activities	1,600.8	206.2	408.6
Financing activities
Issuance of common stock	86.7	42.8	37.7
Acquisition of treasury stock	(937.2)	(307.0)	(281.0)
Dividends to common stockholders	(654.1)	(614.5)	(606.0)
Issuance of long-term debt	—	595.2	493.6
Net cash used in financing activities	(1,504.6)	(283.5)	(355.7)

Net increase (decrease) in cash and cash equivalents	17.9	(92.5)	60.0
Cash and cash equivalents at beginning of year	302.4	394.9	334.9

Cash and cash equivalents at end of year	$320.3	$302.4	$394.9

See accompanying notes.

(1)   Basis of Presentation

The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of Principal Financial Group, Inc.

In the parent company only financial statements, our investment in unconsolidated entities is stated at cost plus equity in undistributed earnings of subsidiaries.

Principal Financial Group, Inc. sponsors nonqualified benefit plans for select employees and agents and is responsible for the obligations of these plans. Nonqualified plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The invested assets and benefit plan liabilities reported in the statements of financial position exclude amounts held in these trusts. The Rabbi trusts had $889.0 million and $801.7 million of plan assets and $732.9 million and $653.3 million of benefit plan liabilities as of December 31, 2021 and 2020, respectively.

(2)   Dividends and Returns of Capital Received from Unconsolidated Entities

The parent company received cash dividends and returns of capital totaling $1,826.3 million, $799.1 million and $494.2 million from subsidiaries in 2021, 2020 and 2019, respectively.

Schedule III - Supplementary Insurance Information

As of December 31, 2021 and 2020 and for each of the years ended December 31, 2021, 2020 and 2019

			Contractholder
	Deferred	Future policy	and other
	acquisition	benefits and	policyholder
Segment	costs	claims	funds

	(in millions)
2021:
Retirement and Income Solutions	$819.4	$27,716.5	$35,941.4
Principal Global Investors	—	—	—
Principal International	8.4	3,813.5	1,047.2
U.S. Insurance Solutions	2,929.7	12,262.1	8,039.6
Corporate	—	156.0	(359.2)
Total	$3,757.5	$43,948.1	$44,669.0

2020:
Retirement and Income Solutions	$730.4	$28,134.1	$35,576.0
Principal Global Investors	—	—	—
Principal International	11.2	5,109.5	1,167.3
U.S. Insurance Solutions	2,668.1	11,800.3	7,909.5
Corporate	—	163.3	(355.7)
Total	$3,409.7	$45,207.2	$44,297.1

Schedule III - Supplementary Insurance Information - (continued)

As of December 31, 2021 and 2020 and for each of the years ended December 31, 2021, 2020 and 2019

				Amortization of
	Premiums and	Net	Benefits, claims	deferred	Other
	other	investment	and settlement	acquisition	operating
Segment	considerations	income (1)	expenses	costs	expenses (1)

	(in millions)
2021:
Retirement and Income Solutions	$1,883.6	$2,674.4	$3,450.1	$116.7	$1,715.2
Principal Global Investors	—	3.9	—	—	1,128.6
Principal International	127.5	631.1	610.0	1.2	469.1
U.S. Insurance Solutions	2,830.4	917.1	3,031.7	167.5	998.2
Corporate	—	179.6	5.2	—	390.8
Total	$4,841.5	$4,406.1	$7,097.0	$285.4	$4,701.9

2020:
Retirement and Income Solutions	$3,221.0	$2,457.9	$4,899.4	$82.2	$1,578.2
Principal Global Investors	—	5.6	—	—	1,029.6
Principal International	156.6	446.8	440.7	1.2	416.8
U.S. Insurance Solutions	2,659.8	850.6	2,937.2	304.7	936.9
Corporate	—	129.7	4.2	—	296.9
Total	$6,037.4	$3,890.6	$8,281.5	$388.1	$4,258.4

2019:
Retirement and Income Solutions	$4,862.7	$2,420.4	$6,527.8	$87.8	$1,403.5
Principal Global Investors	—	10.1	—	—	1,028.5
Principal International	393.3	575.9	728.3	1.3	436.0
U.S. Insurance Solutions	2,610.6	854.5	2,639.2	257.9	946.5
Corporate	—	137.5	10.5	—	342.4
Total	$7,866.6	$3,998.4	$9,905.8	$347.0	$4,156.9
(1)	Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates. Reported operating results would change by segment if different methods were applied.

Schedule IV - Reinsurance

As of December 31, 2021, 2020 and 2019 and for each of the years then ended

					Percentage
		Ceded to	Assumed		of amount
	Gross	other	from other		assumed
	amount	companies	companies	Net amount	to net

	($ in millions)
2021:
Life insurance in force	$667,509.8	$383,937.7	$787.8	$284,359.9	0.3%

Premiums:
Life insurance and annuities	$3,323.3	$494.9	$1.5	$2,829.9	0.1%
Accident and health insurance	2,167.3	155.7	—	2,011.6	—%
Total	$5,490.6	$650.6	$1.5	$4,841.5	—%

2020:
Life insurance in force	$626,155.6	$377,308.2	$904.1	$249,751.5	0.4%

Premiums:
Life insurance and annuities	$4,608.7	$453.1	$1.7	$4,157.3	—%
Accident and health insurance	2,036.7	156.6	—	1,880.1	—%
Total	$6,645.4	$609.7	$1.7	$6,037.4	—%

2019:
Life insurance in force	$577,735.3	$368,583.0	$999.5	$210,151.8	0.5%

Premiums:
Life insurance and annuities	$6,424.8	$407.5	$1.6	$6,018.9	—%
Accident and health insurance	2,003.3	155.6	—	1,847.7	—%
Total	$8,428.1	$563.1	$1.6	$7,866.6	—%