Form 10-Q
period 2022-03-31
PRINCIPAL FINANCIAL GROUP INC
filed 2022-05-04
CIK 1126328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 27, 2022, was 252,684,227.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.

Condensed Consolidated Statements of Financial Position

	March 31,	December 31,
	2022	2021
	(Unaudited)
	(in millions)
Assets
Fixed maturities, available-for-sale	$71,413.6	$78,154.5
Fixed maturities, trading	414.8	422.2
Equity securities (2022 and 2021 include $770.5 million and $783.7 million related to consolidated variable interest entities)	2,260.4	2,347.2
Mortgage loans (2022 and 2021 include $1,574.7 million and $1,260.1 million related to consolidated variable interest entities)	20,542.7	19,668.7
Real estate (2022 and 2021 include $609.2 million and $672.0 million related to consolidated variable interest entities)	2,139.6	2,075.4
Policy loans	766.7	759.6
Other investments (2022 and 2021 include $480.1 million and $522.8 million related to consolidated variable interest entities)	5,645.1	5,478.3
Total investments	103,182.9	108,905.9
Cash and cash equivalents (2022 and 2021 include $52.4 million and $49.6 million related to consolidated variable interest entities)	2,741.2	2,332.0
Accrued investment income	738.4	695.8
Premiums due and other receivables	2,374.4	1,842.4
Deferred acquisition costs	4,102.7	3,757.5
Property and equipment	1,020.2	1,038.0
Goodwill	1,661.3	1,627.6
Other intangibles	1,601.0	1,600.6
Separate account assets (2022 and 2021 include $34,725.7 million and $33,957.7 million related to consolidated variable interest entities)	173,516.3	182,345.4
Other assets	600.1	512.0
Total assets	$291,538.5	$304,657.2
Liabilities
Contractholder funds (2022 and 2021 include $339.1 million and $344.0 million related to consolidated variable interest entities)	$44,027.4	$43,598.0
Future policy benefits and claims	43,770.3	43,948.1
Other policyholder funds	943.7	1,071.0
Short-term debt	279.4	79.8
Long-term debt	4,280.4	4,280.2
Income taxes currently payable	34.7	15.5
Deferred income taxes	1,373.9	2,320.2
Separate account liabilities (2022 and 2021 include $34,725.7 million and $33,957.7 million related to consolidated variable interest entities)	173,516.3	182,345.4
Other liabilities (2022 and 2021 include $79.2 million and $58.7 million related to consolidated variable interest entities)	11,052.9	10,540.7
Total liabilities	279,279.0	288,198.9

Redeemable noncontrolling interest (2022 and 2021 include $278.3 million and $304.0 million related to consolidated variable interest entities)	306.8	332.5

Stockholders’ equity
Common stock, par value $0.01 per share; 2,500.0 million shares authorized; 486.6 million and 484.9 million shares issued as of 2022 and 2021; 252.2 million and 261.7 million shares outstanding as of 2022 and 2021	4.9	4.8
Additional paid-in capital	10,402.4	10,495.0
Retained earnings	13,090.8	12,884.5
Accumulated other comprehensive income (loss)	(1,920.6)	1,610.9
Treasury stock, at cost (234.4 million and 223.2 million shares as of 2022 and 2021)	(9,679.9)	(8,925.8)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	11,897.6	16,069.4
Noncontrolling interest	55.1	56.4
Total stockholders' equity	11,952.7	16,125.8
Total liabilities and stockholders’ equity	$291,538.5	$304,657.2

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	March 31,
	2022	2021

	(in millions, except per share data)
Revenues
Premiums and other considerations	$887.4	$835.1
Fees and other revenues	1,215.0	1,193.9
Net investment income	1,118.1	1,028.1
Net realized capital gains (losses) (1)	(110.5)	151.4
Total revenues	3,110.0	3,208.5
Expenses
Benefits, claims and settlement expenses	1,459.9	1,374.7
Dividends to policyholders	23.1	18.2
Operating expenses	1,199.0	1,201.7
Total expenses	2,682.0	2,594.6
Income before income taxes	428.0	613.9
Income taxes	47.3	97.6
Net income	380.7	516.3
Net income (loss) attributable to noncontrolling interest	4.5	(0.8)
Net income attributable to Principal Financial Group, Inc.	$376.2	$517.1

Earnings per common share
Basic earnings per common share	$1.45	$1.89

Diluted earnings per common share	$1.43	$1.87

(1)  Includes realized and unrealized gains (losses). See Note 3, Investments, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended
	March 31,
	2022	2021

	(in millions)
Net income	$380.7	$516.3
Other comprehensive loss, net:
Net unrealized losses on available-for-sale securities	(3,673.9)	(1,373.4)
Net unrealized losses on derivative instruments	(16.3)	(2.2)
Foreign currency translation adjustment	153.4	(56.2)
Net unrecognized postretirement benefit obligation	6.7	2.3
Other comprehensive loss	(3,530.1)	(1,429.5)
Comprehensive loss	(3,149.4)	(913.2)
Comprehensive income (loss) attributable to noncontrolling interest	5.9	(1.0)
Comprehensive loss attributable to Principal Financial Group, Inc.	$(3,155.3)	$(912.2)

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders’
	stock	capital	earnings	income (loss)	stock	interest	equity

	(in millions)
Balances as of January 1, 2021	$4.8	$10,321.6	$11,838.0	$2,383.1	$(7,988.6)	$58.4	$16,617.3
Common stock issued	—	17.3	—	—	—	—	17.3
Stock-based compensation	—	33.7	(1.8)	—	—	—	31.9
Treasury stock acquired, common	—	—	—	—	(115.5)	—	(115.5)
Dividends to common stockholders	—	—	(152.2)	—	—	—	(152.2)
Distributions to noncontrolling interest	—	—	—	—	—	(1.6)	(1.6)
Contributions from noncontrolling interest	—	—	—	—	—	1.3	1.3
Purchase of subsidiary shares from noncontrolling interest (1)	—	(14.9)	—	—	—	(1.7)	(16.6)
Adjustments to redemption amount of redeemable noncontrolling interest	—	(5.9)	(1.9)	—	—	(0.4)	(8.2)
Net income (1)	—	—	517.1	—	—	1.0	518.1
Other comprehensive loss (1)	—	—	—	(1,429.3)	—	(0.2)	(1,429.5)
Balances as of March 31, 2021	$4.8	$10,351.8	$12,199.2	$953.8	$(8,104.1)	$56.8	$15,462.3

Balances as of January 1, 2022	$4.8	$10,495.0	$12,884.5	$1,610.9	$(8,925.8)	$56.4	$16,125.8
Common stock issued	0.1	19.5	—	—	—	—	19.6
Stock-based compensation	—	31.9	(2.9)	—	—	—	29.0
Treasury stock acquired, common	—	—	—	—	(754.1)	—	(754.1)
Accelerated share repurchase	—	(140.0)	—	—	—	—	(140.0)
Dividends to common stockholders	—	—	(167.0)	—	—	—	(167.0)
Distributions to noncontrolling interest	—	—	—	—	—	(16.1)	(16.1)
Contributions from noncontrolling interest	—	—	—	—	—	1.5	1.5
Purchase of subsidiary shares from noncontrolling interest (1)	—	(4.3)	—	—	—	(2.4)	(6.7)
Adjustments to redemption amount of redeemable noncontrolling interest	—	0.3	—	—	—	(0.4)	(0.1)
Net income (1)	—	—	376.2	—	—	14.8	391.0
Other comprehensive loss (1)	—	—	—	(3,531.5)	—	1.3	(3,530.2)
Balances as of March 31, 2022	$4.9	$10,402.4	$13,090.8	$(1,920.6)	$(9,679.9)	$55.1	$11,952.7
(1)	Excludes amounts attributable to redeemable noncontrolling interest. See Note 9, Stockholders’ Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	March 31,
	2022	2021

	(in millions)
Net cash provided by operating activities	$31.5	$140.8
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(5,413.1)	(3,867.6)
Sales	4,358.9	704.4
Maturities	2,045.7	3,058.0
Mortgage loans acquired or originated	(1,191.9)	(1,368.4)
Mortgage loans sold or repaid	407.7	551.1
Real estate acquired	(86.8)	(42.4)
Real estate sold	71.6	—
Net purchases of property and equipment	(25.4)	(22.9)
Net change in other investments	(39.9)	(31.4)
Net cash provided by (used in) investing activities	126.8	(1,019.2)

Financing activities
Issuance of common stock	19.6	17.3
Accelerated share repurchase	(140.0)	—
Acquisition of treasury stock	(754.1)	(115.5)
Payments for financing element derivatives	(12.9)	(8.8)
Purchase of subsidiary shares from noncontrolling interest	(6.7)	(16.6)
Dividends to common stockholders	(167.0)	(152.2)
Principal repayments of long-term debt	(0.5)	(0.4)
Net proceeds from short-term borrowings	193.2	0.2
Investment contract deposits	2,441.7	2,350.2
Investment contract withdrawals	(1,790.9)	(2,183.6)
Net increase in banking operation deposits	468.5	141.5
Net cash provided by financing activities	250.9	32.1
Net increase (decrease) in cash and cash equivalents	409.2	(846.3)
Cash and cash equivalents at beginning of period	2,332.0	2,849.8
Cash and cash equivalents at end of period	$2,741.2	$2,003.5

Supplemental disclosure of non-cash activities:
Changes from re-designation of other postretirement employee benefits (“OPEB”) plan assets to cover non-retiree benefits:
Increases in equity securities re-designated from funded status of OPEB plan	$—	$548.1
Increases in other investments re-designated from funded status of OPEB plan	—	117.5
Decrease in tax receivable re-designated from funded status of OPEB plan	—	(9.1)
Decrease in accumulated other comprehensive income (“AOCI”) due to reclassifying excess assets out of funded status of OPEB plan	—	9.1
Decrease in other assets due to reclassifying excess assets out of funded status of OPEB plan	—	(665.6)

See accompanying notes.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Principal Financial Group, Inc. (“PFG”) have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ended December 31, 2022, especially when considering risks and uncertainties, including those associated with the novel coronavirus (“COVID-19”), that may impact our business, results of operations, financial condition and liquidity. Our use of estimates and assumptions affect amounts reported and disclosed and includes, but is not limited to, the fair value of investments in the absence of quoted market values, investment impairments and valuation allowances, the fair value of derivatives, deferred acquisition costs (“DAC”) and other actuarial balances, measurement of goodwill and intangible assets, the liability for future policy benefits and claims, the value of pension and other postretirement benefits and accounting for income taxes and the valuation of deferred tax assets. Our estimates and assumptions could change in the future. Our results of operations and financial condition may also be impacted by other uncertainties including evolving regulatory, legislative and standard-setter accounting interpretations and guidance.

These interim unaudited condensed consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2021, included in our Form 10-K for the year ended December 31, 2021, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated statement of financial position as of December 31, 2021, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

Separate account assets and separate account liabilities include certain international retirement accumulation products where the segregated funds and associated obligation to the client are consolidated within our financial statements. We have determined that summary totals are the most meaningful presentation for these funds.

As of March 31, 2022 and December 31, 2021, the separate accounts included a separate account valued at $94.9 million and $95.1 million, respectively, which primarily included shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

2. Variable Interest Entities

We have relationships with various types of entities which may be VIEs. Certain VIEs are consolidated in our financial results. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Consolidation” for further details of our consolidation accounting policies. We did not provide financial or other support to investees designated as VIEs for the periods ended March 31, 2022 and December 31, 2021.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
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

Residential Mortgage Loans

We invest in asset-backed securities (“ABS”) trusts. The trusts issue various collateralized mortgage obligation certificates and purchase residential mortgage loans. The trusts are considered VIEs due to insufficient equity to sustain themselves. We concluded we are the primary beneficiary as we purchase substantially all of the certificates and have the obligation to absorb losses that could potentially be significant to the VIEs.

Assets and Liabilities of Consolidated Variable Interest Entities

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	March 31, 2022		December 31, 2021
	Total	Total	Total	Total
	assets	liabilities	assets	liabilities

	(in millions)
Mandatory retirement savings funds (1)	$35,441.7	$35,064.9	$34,687.0	$34,301.8
Real estate (2)	664.8	32.7	709.6	36.1
Sponsored investment funds (3)	553.8	7.5	609.4	2.5
Residential mortgage loans (4)	1,578.7	39.0	1,263.2	20.3
Total	$38,239.0	$35,144.1	$37,269.2	$34,360.7
(1)	The assets of the mandatory retirement savings funds primarily include separate account assets and equity securities. The liabilities primarily include separate account liabilities and contractholder funds.
(2)	The assets of the real estate VIEs primarily include real estate, other investments and cash. Liabilities primarily include other liabilities.
(3)	The assets of sponsored investment funds are primarily fixed maturities and equity securities, certain of which are reported with other investments, and cash. The consolidated statements of financial position included a $278.3 million and $304.0 million redeemable noncontrolling interest for sponsored investment funds as of March 31, 2022 and December 31, 2021, respectively.
(4)	The assets of the residential mortgage loans VIEs primarily include residential mortgage loans. The liabilities primarily include other liabilities.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to
	Asset carrying value	loss (1)

	(in millions)
March 31, 2022
Fixed maturities, available-for-sale:
Corporate	$130.0	$136.0
Residential mortgage-backed pass-through securities	1,905.4	1,978.3
Commercial mortgage-backed securities	5,423.2	5,625.1
Collateralized debt obligations (2)	3,888.6	3,919.3
Other debt obligations	6,779.0	7,033.1
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	70.2	70.2
Commercial mortgage-backed securities	23.7	23.7
Collateralized debt obligations (2)	7.1	7.1
Other debt obligations	5.4	5.4
Equity securities	116.2	116.2
Other investments:
Other limited partnership and fund interests (3)	1,313.8	2,205.0

December 31, 2021
Fixed maturities, available-for-sale:
Corporate	$142.1	$136.9
Residential mortgage-backed pass-through securities	3,152.9	3,122.3
Commercial mortgage-backed securities	5,562.2	5,436.2
Collateralized debt obligations (2)	3,559.6	3,564.7
Other debt obligations	7,560.4	7,487.8
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	117.4	117.4
Commercial mortgage-backed securities	25.6	25.6
Collateralized debt obligations (2)	7.5	7.5
Other debt obligations	8.2	8.2
Equity securities	115.4	115.4
Other investments:
Other limited partnership and fund interests (3)	1,209.6	2,053.8
(1)	Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale. Our risk of loss is limited to our investment measured at fair value for our fixed maturities, trading and equity securities. Our risk of loss is limited to our carrying value plus any unfunded commitments and/or guarantees and similar provisions for our other investments. A carrying value of zero is used if distributions have been received in excess of our investment, resulting in a negative carrying value for the investment. Unfunded commitments are not liabilities on our consolidated statements of financial position because we are only required to fund additional equity when called upon to do so by the general partner or investment manager.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(3)	As of March 31, 2022 and December 31, 2021, the maximum exposure to loss for other limited partnership and fund interests includes $127.6 million and $130.5 million, respectively, of debt within certain of our managed international real estate funds that is fully secured by assets whose value exceeds the amount of the debt, but also includes recourse to the investment manager.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

Money Market Funds

We are the investment manager for certain money market mutual funds. These types of funds are exempt from assessment under any consolidation model due to a scope exception for money market funds registered under Rule 2a-7 of the Investment Company Act of 1940 or similar funds. As of March 31, 2022 and December 31, 2021, money market mutual funds we manage held $5.6 billion and $4.8 billion in total assets, respectively. We have no contractual obligation to contribute to these funds; however, we provide support through the waiver of fees and through expense reimbursements. The amount of fees waived and expenses reimbursed was insignificant.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

The amortized cost, gross unrealized gains and losses, allowance for credit loss and fair value of fixed maturities, available-for-sale were as follows:

		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit
	cost (1)	gains	losses	loss	Fair value

	(in millions)
March 31, 2022
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,933.7	$12.8	$76.7	$—	$1,869.8
Non-U.S. governments	836.4	79.1	13.8	—	901.7
States and political subdivisions	8,191.6	309.0	266.5	—	8,234.1
Corporate	42,197.1	1,511.5	1,276.8	20.0	42,411.8
Residential mortgage-backed pass-through securities	1,978.3	10.0	82.9	—	1,905.4
Commercial mortgage-backed securities	5,625.1	15.0	216.6	0.3	5,423.2
Collateralized debt obligations (2)	3,919.3	2.9	33.6	—	3,888.6
Other debt obligations	7,033.1	30.5	284.5	0.1	6,779.0
Total fixed maturities, available-for-sale	$71,714.6	$1,970.8	$2,251.4	$20.4	$71,413.6

		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit
	cost (1)	gains	losses	loss	Fair value

	(in millions)
December 31, 2021
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,978.0	$148.0	$37.4	$—	$2,088.6
Non-U.S. governments	851.0	133.1	2.1	—	982.0
States and political subdivisions	8,290.7	1,030.3	16.6	—	9,304.4
Corporate	42,139.2	4,044.8	224.5	15.1	45,944.4
Residential mortgage-backed pass-through securities	3,122.3	59.0	28.4	—	3,152.9
Commercial mortgage-backed securities	5,436.2	157.8	31.5	0.3	5,562.2
Collateralized debt obligations (2)	3,564.7	4.5	9.6	—	3,559.6
Other debt obligations	7,487.8	131.1	58.4	0.1	7,560.4
Total fixed maturities, available-for-sale	$72,869.9	$5,708.6	$408.5	$15.5	$78,154.5
(1)	Amortized cost excludes accrued interest receivable of $573.5 million and $542.6 million as of March 31, 2022 and December 31, 2021, respectively.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

The amortized cost and fair value of fixed maturities, available-for-sale as of March 31, 2022, by expected maturity, were as follows:

	Amortized cost	Fair value

	(in millions)
Due in one year or less	$2,038.9	$2,044.2
Due after one year through five years	10,029.8	10,028.3
Due after five years through ten years	14,248.3	14,240.9
Due after ten years	26,841.8	27,104.0
Subtotal	53,158.8	53,417.4
Mortgage-backed and other asset-backed securities	18,555.8	17,996.2
Total	$71,714.6	$71,413.6

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
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

	For the three months ended
	March 31,
	2022	2021

	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$165.8	$37.0
Gross losses	(120.7)	(5.1)
Net credit losses	(6.1)	(4.4)
Hedging, net (1)	(0.7)	—
Fixed maturities, trading (2)	(14.2)	(14.1)
Equity securities (3)	(105.2)	16.2
Mortgage loans	(19.6)	4.7
Derivatives (1)	42.4	113.6
Other	(52.2)	3.5
Net realized capital gains (losses)	$(110.5)	$151.4
(1)	The change in fair value of fixed maturities, available-for-sale and the change in fair value of derivative hedging instruments in fair value hedging relationships are reported in net investment income with the earnings effect of fixed maturities, available-for-sale. Gains (losses) for fixed maturities, available-for-sale related to terminated cash flow hedges continue to be reflected in net realized capital gains (losses).
(2)	Unrealized gains (losses) on fixed maturities, trading still held at the reporting date were $(13.1) million and $(14.0) million for the three months ended March 31, 2022 and 2021, respectively.
(3)	Unrealized gains (losses) on equity securities still held at the reporting date were $(105.5) million and $7.4 million for the three months ended March 31, 2022 and 2021, respectively. This excludes $(19.3) million and $5.2 million of unrealized gains (losses) on equity securities still held at the reporting date for the three months ended March 31, 2022 and 2021, respectively, that were reported in net investment income.

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $4,859.7 million and $554.2 million for the three months ended March 31, 2022 and 2021, respectively.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

A rollforward of the allowance for credit loss by major security type was as follows.

	For the three months ended March 31, 2022
					Residential
					mortgage-
					backed	Commercial	Collateralized
	U.S.		States and		pass-	mortgage-	debt	Other
	government	Non-U.S.	political		through	backed	obligations	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(1)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$15.1	$—	$0.3	$—	$0.1	$15.5
Additions for credit losses not previously recorded	—	—	—	1.0	—	—	—	—	1.0
Additional increases (decreases) for credit losses on securities with an allowance recorded in the previous period	—	—	—	3.0	—	—	—	—	3.0
Foreign currency translation adjustment	—	—	—	0.9	—	—	—	—	0.9
Ending balance	$—	$—	$—	$20.0	$—	$0.3	$—	$0.1	$20.4

	For the three months ended March 31, 2021
					Residential
					mortgage-
					backed	Commercial	Collateralized
	U.S.		States and		pass-	mortgage-	debt	Other
	government	Non-U.S.	political		through	backed	obligations	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(1)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$0.9	$—	$4.3	$2.2	$—	$7.4
Additions for credit losses not previously recorded	—	—	—	—	—	0.3	—	—	0.3
Additional increases (decreases) for credit losses on securities with an allowance recorded in the previous period	—	—	—	—	—	2.4	0.4	—	2.8
Ending balance	$—	$—	$—	$0.9	$—	$7.0	$2.6	$—	$10.5
(1)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

During 2022 and 2021, we did not write off any accrued interest to net investment income.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

Available-for-Sale Securities in Unrealized Loss Positions Without an Allowance for Credit Loss

For available-for-sale securities with unrealized losses for which an allowance for credit loss has not been recorded, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2022
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$1,235.6	$20.1	$254.3	$56.6	$1,489.9	$76.7
Non-U.S. governments	232.9	12.9	5.6	1.0	238.5	13.9
States and political subdivisions	3,091.5	245.7	154.1	23.7	3,245.6	269.4
Corporate	18,061.6	1,024.1	1,504.8	252.9	19,566.4	1,277.0
Residential mortgage-backed pass-through securities	1,455.1	76.5	104.4	9.3	1,559.5	85.8
Commercial mortgage-backed securities	4,337.2	186.3	331.7	30.0	4,668.9	216.3
Collateralized debt obligations (2)	2,786.5	23.7	592.1	10.0	3,378.6	33.7
Other debt obligations	4,885.6	238.5	446.8	46.3	5,332.4	284.8
Total fixed maturities, available-for-sale	$36,086.0	$1,827.8	$3,393.8	$429.8	$39,479.8	$2,257.6
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

Of the total amounts, Principal Life Insurance Company’s (“Principal Life”) consolidated portfolio represented $38,139.5 million in available-for-sale fixed maturities with gross unrealized losses of $2,144.8 million. Of the available-for-sale fixed maturities within Principal Life’s consolidated portfolio in a gross unrealized loss position, 94% were investment grade (rated AAA through BBB-) with an average price of 95 (carrying value/amortized cost) as of March 31, 2022. Gross unrealized losses in our fixed maturities portfolio increased during the three months ended March 31, 2022, primarily due to an increase in interest rates and a widening of credit spreads.

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 5,353 securities with a carrying value of $34,890.6 million and unrealized losses of $1,753.3 million reflecting an average price of 95 as of March 31, 2022. Of this portfolio, 94% was investment grade (rated AAA through BBB-) as of March 31, 2022, with associated unrealized losses of $1,635.1 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 572 securities with a carrying value of $3,248.9 million and unrealized losses of $391.5 million as of March 31, 2022. The average credit rating of this portfolio was A+ with an average price of 89 as of March 31, 2022. Of the $391.5 million in unrealized losses, the corporate sector accounts for $215.7 million in unrealized losses with an average price of 87 and an average credit rating of BBB+. Furthermore, unrealized losses include $56.6 million within the U.S. government and agency security sector with an average price of 82 and an average credit rating of AAA; $29.4 million within the other debt obligations security sector with an average price of 91 and an average credit rating of AAA; and $29.3 million within the CMBS sector with an average price of 92 and an average credit rating of AAA. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

Because we expected to recover our amortized cost, we did not record an allowance for credit loss on these securities as of March 31, 2022. Because it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be at maturity, we did not write down these investments to fair value.

	December 31, 2021
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$129.3	$3.4	$482.9	$34.0	$612.2	$37.4
Non-U.S. governments	57.8	2.0	—	—	57.8	2.0
States and political subdivisions	690.2	10.5	102.3	6.1	792.5	16.6
Corporate	5,281.6	121.2	1,327.5	101.5	6,609.1	222.7
Residential mortgage-backed pass-through securities	1,562.6	22.2	194.9	6.3	1,757.5	28.5
Commercial mortgage-backed securities	1,297.4	15.6	299.6	15.7	1,597.0	31.3
Collateralized debt obligations (2)	1,592.5	2.8	424.4	6.7	2,016.9	9.5
Other debt obligations	3,949.9	49.4	211.0	9.0	4,160.9	58.4
Total fixed maturities, available-for-sale	$14,561.3	$227.1	$3,042.6	$179.3	$17,603.9	$406.4
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

Of the total amounts, Principal Life’s consolidated portfolio represented $15,792.6 million in available-for-sale fixed maturities with gross unrealized losses of $288.0 million. Of the available-for-sale fixed maturities within Principal Life’s consolidated portfolio in a gross unrealized loss position, 91% were investment grade (rated AAA through BBB-) with an average price of 98 (carrying value/amortized cost) as of December 31, 2021. Gross unrealized losses in our fixed maturities portfolio increased during the year ended December 31, 2021, primarily due to an increase in interest rates, partially offset by tightening of credit spreads.

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

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 459 securities with a carrying value of $2,740.3 million and unrealized losses of $137.1 million as of December 31, 2021. The average credit rating of this portfolio was A+ with an average price of 95 as of December 31, 2021. Of the $137.1 million in unrealized losses, the corporate sector accounts for $67.1 million in unrealized losses with an average price of 95 and an average credit rating of BBB+. Furthermore, unrealized losses include $30.9 million within the U.S. government and agency security sector with an average price of 93 and an average credit rating of AAA, $15.3 million within the commercial mortgage-backed security sector with an average price of 95 and an average credit rating of AAA and $6.7 million within the collateralized debt obligation sector with an average price of 98 and an average credit rating of AA+. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
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

	March 31, 2022	December 31, 2021

	(in millions)
Net unrealized gains (losses) on fixed maturities, available-for-sale (1)	$(307.8)	$5,289.9
Net unrealized gains on derivative instruments	52.3	80.1
Adjustments for assumed changes in amortization patterns	81.1	(266.1)
Adjustments for assumed changes in policyholder liabilities	(108.6)	(689.2)
Net unrealized gains on other investments and noncontrolling interest adjustments	54.7	40.5
Provision for deferred income tax benefits (taxes)	57.3	(936.0)
Net unrealized gains (losses) on available-for-sale securities and derivative instruments	$(171.0)	$3,519.2
(1)	Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

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

Credit Quality Information for Financing Receivables

The amortized cost of our financing receivables by credit risk and vintage was as follows:

	As of March 31, 2022
	2022	2021	2020	2019	2018	Prior	Total

	(in millions)
Commercial mortgage loans:
A- and above	$491.7	$2,282.4	$1,800.0	$2,410.7	$2,418.7	$5,577.2	$14,980.7
BBB+ thru BBB-	11.5	324.2	311.6	295.8	99.7	700.5	1,743.3
BB+ thru BB-	—	40.6	5.9	—	—	46.0	92.5
B+ and below	—	—	—	—	8.8	34.9	43.7
Total	$503.2	$2,647.2	$2,117.5	$2,706.5	$2,527.2	$6,358.6	$16,860.2

Direct financing leases:
A- and above	$75.2	$13.0	$45.9	$1.5	$43.3	$207.0	$385.9
BBB+ thru BBB-	13.9	22.5	63.7	24.1	11.6	72.0	207.8
BB+ thru BB-	—	56.4	14.8	2.0	—	2.2	75.4
B+ and below	—	1.6	—	—	—	—	1.6
Total	$89.1	$93.5	$124.4	$27.6	$54.9	$281.2	$670.7

Residential mortgage loans:
Performing	$443.3	$2,077.4	$494.1	$149.7	$83.2	$491.4	$3,739.1
Non-performing	—	0.6	3.1	2.1	0.8	4.7	11.3
Total	$443.3	$2,078.0	$497.2	$151.8	$84.0	$496.1	$3,750.4

Reinsurance recoverables							$1,115.3

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

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

The amortized cost of commercial mortgage loans, direct financing leases and residential mortgage loans excluded accrued interest receivable of $63.4 million, $0.0 million and $18.8 million, respectively, as of March 31, 2022, and $60.7 million, $1.2 million and $16.7 million, respectively, as of December 31, 2021.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
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

The amortized cost of financing receivables on non-accrual status was as follows:

	March 31, 2022
			Amortized cost
	Beginning	Ending	of nonaccrual
	amortized cost	amortized cost	assets without
	on nonaccrual	on nonaccrual	a valuation
	status	status	allowance

	(in millions)
Commercial mortgage loans	$13.2	$46.5	$—
Residential mortgage loans	4.0	6.1	0.7
Total	$17.2	$52.6	$0.7

	December 31, 2021
			Amortized cost
	Beginning	Ending	of nonaccrual
	amortized cost	amortized cost	assets without
	on nonaccrual	on nonaccrual	a valuation
	status	status	allowance

	(in millions)
Commercial mortgage loans	$10.7	$13.2	$—
Residential mortgage loans	10.8	4.0	0.7
Total	$21.5	$17.2	$0.7

Interest income recognized on non-accrual financing receivables was as follows:

	For the three months ended
	March 31,
	2022	2021

	(in millions)
Commercial mortgage loans	$0.3	$—
Total	$0.3	$—

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

The aging of our financing receivables, based on amortized cost, was as follows:

	March 31, 2022
							Amortized
							cost
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total (1)	accruing

	(in millions)
Commercial mortgage loans	$7.4	$0.8	$16.5	$24.7	$16,835.5	$16,860.2	$—
Direct financing leases	—	2.1	—	2.1	668.6	670.7	—
Residential mortgage loans	98.9	10.4	10.5	119.8	3,630.6	3,750.4	5.2
Total	$106.3	$13.3	$27.0	$146.6	$21,134.7	$21,281.3	$5.2

	December 31, 2021
							Amortized
							cost
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total (1)	accruing

	(in millions)
Commercial mortgage loans	$0.7	$—	$7.1	$7.8	$16,386.9	$16,394.7	$2.7
Direct financing leases	—	1.9	0.7	2.6	607.3	609.9	0.7
Residential mortgage loans	59.2	9.6	5.2	74.0	3,245.9	3,319.9	1.9
Total	$59.9	$11.5	$13.0	$84.4	$20,240.1	$20,324.5	$5.3
(1)	As of both March 31, 2022 and December 31, 2021, no reinsurance recoverables were considered past due.

Financing Receivables Valuation Allowance

We establish a valuation allowance to provide for the risk of credit losses inherent in our financing receivables. The valuation allowance is maintained at a level believed adequate by management to absorb estimated expected credit losses. The valuation allowance is based on amortized cost excluding accrued interest receivable and includes reserves for pools of financing receivables with similar risk characteristics. We do not measure a credit loss allowance on accrued interest receivable because we write off the uncollectible accrued interest receivable balance to net investment income in a timely manner, generally within 90 days domestically or, in the Chilean market, based on the nature of the loans and collection practices in that market. During 2022 and 2021, we did not write off any commercial mortgage loan accrued interest or residential mortgage loan accrued interest.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

A rollforward of our valuation allowance was as follows:

	For the three months ended March 31, 2022
		Direct
	Commercial	financing	Residential	Reinsurance
	mortgage loans	leases	mortgage loans	recoverables	Total

	(in millions)
Beginning balance	$43.9	$0.4	$2.0	$2.7	$49.0
Provision	22.1	—	(0.5)	—	21.6
Charge-offs	—	—	(0.1)	—	(0.1)
Recoveries	—	—	0.4	—	0.4
Foreign currency translation adjustment	0.1	—	—	—	0.1
Ending balance	$66.1	$0.4	$1.8	$2.7	$71.0

	For the three months ended March 31, 2021
		Direct
	Commercial	financing	Residential	Reinsurance
	mortgage loans	leases	mortgage loans	recoverables	Total

	(in millions)
Beginning balance	$43.2	$0.1	$6.9	$2.7	$52.9
Provision	(0.1)	—	(3.9)	—	(4.0)
Charge-offs	—	—	(0.1)	—	(0.1)
Recoveries	—	—	1.0	—	1.0
Ending balance	$43.1	$0.1	$3.9	$2.7	$49.8

Mortgage Loans

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. Mortgage loans purchased and sold were as follows:

	For the three months ended
	March 31,
	2022	2021

	(in millions)
Commercial mortgage loans:
Purchased	$32.7	$89.2
Sold	—	66.3
Residential mortgage loans:
Purchased (1)	534.3	651.0
Sold	7.1	37.0
(1)	Includes mortgage loans purchased by residential mortgage loan VIEs.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	March 31, 2022		December 31, 2021
	Amortized	Percent	Amortized	Percent
	cost	of total	cost	of total

	($ in millions)
Geographic distribution
New England	$582.8	3.5%	$585.6	3.6%
Middle Atlantic	4,622.1	27.5	4,536.5	27.7
East North Central	645.4	3.8	623.9	3.8
West North Central	355.8	2.1	338.6	2.1
South Atlantic	2,483.6	14.7	2,464.9	15.0
East South Central	344.5	2.0	378.9	2.3
West South Central	1,239.7	7.4	1,243.7	7.6
Mountain	951.8	5.6	925.6	5.6
Pacific	5,123.7	30.4	4,864.4	29.7
International	510.8	3.0	432.6	2.6
Total	$16,860.2	100.0%	$16,394.7	100.0%

Property type distribution
Office	$4,740.2	28.2%	$4,789.8	29.3%
Retail	1,597.8	9.5	1,622.1	9.9
Industrial	3,143.6	18.6	2,966.4	18.1
Apartments	6,528.6	38.7	6,234.3	38.0
Hotel	75.6	0.4	85.7	0.5
Mixed use/other	774.4	4.6	696.4	4.2
Total	$16,860.2	100.0%	$16,394.7	100.0%

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

We did not have any significant loans that were modified and met the criteria of a TDR for the three months ended March 31, 2022 and 2021.

Securities Posted as Collateral

As of March 31, 2022 and December 31, 2021, we posted $5,408.8 million and $5,195.9 million, respectively, in commercial mortgage loans and residential first lien mortgages to satisfy collateral requirements associated with our obligation under funding agreements with Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, as of March 31, 2022 and December 31, 2021, we posted $3,291.9 million and $2,589.3 million, respectively, in fixed maturities, available-for-sale and trading securities to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant (“FCM”) agreements, a lending arrangement and our obligation under funding agreements with FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as mortgage loans, fixed maturities, available-for-sale and fixed maturities, trading, respectively, on our consolidated statements of financial position. Of the securities posted as collateral, as of March 31, 2022 and December 31, 2021, $404.9 million and $186.0 million, respectively, could be sold or repledged by the secured party.

Balance Sheet Offsetting

Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	assets (1)	instruments (2)	received	Net amount

	(in millions)
March 31, 2022
Derivative assets	$271.0	$(127.6)	$(123.4)	$20.0
Reverse repurchase agreements	8.4	—	(8.4)	—
Total	$279.4	$(127.6)	$(131.8)	$20.0
December 31, 2021
Derivative assets	$337.1	$(100.1)	$(229.7)	$7.3
Reverse repurchase agreements	16.4	—	(16.4)	—
Total	$353.5	$(100.1)	$(246.1)	$7.3
(1)	The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents, respectively, on the consolidated statements of financial position. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	liabilities (1)	instruments (2)	pledged	Net amount

	(in millions)
March 31, 2022
Derivative liabilities	$329.1	$(127.6)	$(197.1)	$4.4
December 31, 2021
Derivative liabilities	$225.3	$(100.1)	$(115.2)	$10.0
(1)	The gross amount of recognized derivative liabilities is reported with other liabilities on the consolidated statements of financial position. The above excludes $155.1 million and $357.0 million of derivative liabilities as of March 31, 2022 and December 31, 2021, respectively, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amounts of derivative liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative assets that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative liabilities for presentation on the consolidated statements of financial position.

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

Repurchase and reverse repurchase agreements include provisions to setoff other repurchase and reverse repurchase balances with the same counterparty. Repurchase and reverse repurchase agreements also include collateral provisions with the counterparties. For reverse repurchase agreements we require the counterparties to pledge collateral with a value greater than the amount of cash transferred. We have the right but do not sell or repledge collateral received in reverse repurchase agreements. Repurchase agreements are structured as secured borrowings for all counterparties. We pledge fixed maturities available-for-sale, which the counterparties have the right to sell or repledge. Interest incurred on repurchase agreements is reported as part of operating expenses on the consolidated statements of operations. Net proceeds related to repurchase agreements are reported as a component of financing activities on the consolidated statements of cash flows. We did not have any outstanding repurchase agreements as of March 31, 2022 and December 31, 2021.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
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

Interest rate forwards, including to be announced (“TBA”) forwards, bond forwards and treasury forwards, are contracts to take delivery of a fixed income security at a specified price at a future date. TBA forwards deliver government guaranteed mortgage-backed securities. Bond forwards and treasury forwards deliver corporate and U.S. Treasury bonds, respectively. At inception of the TBA and treasury forward contracts we do not intend to take physical delivery. We intend to take delivery of the bond forwards referencing corporate bonds. We have used TBA forwards to gain exposure to the investment risk and return of agency mortgage-backed security pools in order to reduce asset and liability duration mismatch. Treasury forwards are used to hedge against changes in the value of the GMWB liability. Bond forwards are used to gain leverage through synthetic exposure during the forward period and fix the purchase price of a bond at a specified date in future.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

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

We posted $429.8 million and $240.8 million in cash and securities under collateral arrangements as of March 31, 2022 and December 31, 2021, respectively, to satisfy collateral and initial margin requirements associated with our derivative credit support agreements and FCM agreements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of March 31, 2022 and December 31, 2021, was $312.9 million and $146.3 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral provisions, we posted collateral and initial margin of $429.8 million and $240.8 million as of March 31, 2022 and December 31, 2021, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2022, we would be required to post an additional $70.6 million of collateral to our counterparties.

As of March 31, 2022 and December 31, 2021, we had received $112.2 million and $214.9 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
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

	March 31, 2022	December 31, 2021

	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$48,670.4	$47,927.4
Interest rate options	2,845.9	2,373.9
Interest rate forwards	2,641.6	2,181.6
Interest rate futures	1,280.0	1,774.5
Foreign exchange contracts:
Currency swaps	1,355.9	1,242.7
Currency forwards	1,102.6	1,043.6
Equity contracts:
Equity options	2,407.1	2,378.2
Equity futures	317.0	150.4
Credit contracts:
Credit default swaps	350.0	295.0
Other contracts:
Embedded derivatives	9,934.1	10,060.8
Total notional amounts at end of period	$70,904.6	$69,428.1

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$138.2	$205.9
Interest rate options	24.6	24.5
Interest rate forwards	—	15.3
Foreign exchange contracts:
Currency swaps	70.4	51.1
Currency forwards	20.4	11.3
Equity contracts:
Equity options	26.1	37.3
Credit contracts:
Credit default swaps	4.2	2.7
Total gross credit exposure	283.9	348.1
Less: collateral received	134.0	244.6
Net credit exposure	$149.9	$103.5

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021

	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$13.7	$4.1	$56.2	$19.0
Foreign exchange contracts	55.5	48.4	12.5	17.6
Total derivatives designated as hedging instruments	$69.2	$52.5	$68.7	$36.6

Derivatives not designated as hedging instruments
Interest rate contracts	$138.3	$233.4	$145.1	$13.0
Foreign exchange contracts	33.4	11.3	35.5	83.3
Equity contracts	26.1	37.3	79.1	90.9
Credit contracts	4.0	2.6	2.0	2.2
Other contracts	—	—	153.8	356.3
Total derivatives not designated as hedging instruments	201.8	284.6	415.5	545.7

Total derivative instruments	$271.0	$337.1	$484.2	$582.3
(1)	The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.
(2)	The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivatives with a net liability fair value of $153.8 million and $356.3 million as of March 31, 2022 and December 31, 2021, respectively, are reported with contractholder funds on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also may have purchased credit protection with identical underlyings to certain of our sold protection transactions. As of March 31, 2022 and December 31, 2021, we did not purchase credit protection relating to our sold protection transactions. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

The following tables show our credit default swap protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	March 31, 2022
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)

	(in millions)
Single name credit default swaps
Corporate debt
A	$30.0	$0.4	$30.0	3.7
BBB	160.0	3.2	160.0	3.4
Sovereign
A	20.0	0.4	20.0	3.2
Total credit default swap protection sold	$210.0	$4.0	$210.0	3.4

	December 31, 2021
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)

	(in millions)
Single name credit default swaps
Corporate debt
A	$20.0	$0.4	$20.0	3.5
BBB	110.0	1.7	110.0	3.0
Sovereign
A	20.0	0.5	20.0	3.5
Total credit default swap protection sold	$150.0	$2.6	$150.0	3.1

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

The following amounts were recorded on the consolidated statements of financial position related to cumulative basis adjustments for fair value hedges. The amortized cost includes the amortized cost basis and the fair value hedging basis adjustment.

			Cumulative amount of fair
			value hedging basis adjustment
Line item in the consolidated statements			increase/(decrease) included in the
of financial position in which the	Amortized cost of hedged item		amortized cost of the hedged item
hedged item is included	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021

	(in millions)
Fixed maturities, available-for-sale (1):
Active hedging relationships	$3,886.1	$1,859.9	$(78.1)	$(7.1)
Discontinued hedging relationships	78.5	79.7	2.3	2.8
Total fixed maturities, available-for-sale in active or discontinued hedging relationships	$3,964.6	$1,939.6	$(75.8)	$(4.3)
(1)	These amounts include the amortized cost basis of closed portfolios used to designate last-of-layer hedging relationships in which the hedged last layer amount is expected to remain at the end of the hedging relationship. As of March 31, 2022 and December 31, 2021, the amortized cost basis of the closed portfolios used in these hedging relationships was $3,490.2 million and $1,390.4 million, respectively, the cumulative basis adjustments associated with these hedging relationships was $(48.2) million and $(3.9) million, respectively, and the amount of the designated hedged items were $1,110.0 million and $510.0 million, respectively.

Cash Flow Hedges

We utilize floating-to-fixed rate interest rate swaps to eliminate the variability in cash flows of recognized financial assets and liabilities.

We enter into currency exchange swap agreements to convert both principal and interest payments of certain foreign denominated assets and liabilities into U.S. dollar denominated fixed rate instruments to eliminate the exposure to future currency volatility on those items.

We use bond forwards and have used floating-to-fixed rate interest rate swaps to hedge forecasted transactions.

The net interest effect of interest rate swap and currency swap transactions for derivatives in cash flow hedges is recorded as an adjustment to income or expense of the underlying hedged item in our consolidated statements of operations.

The maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 4.9 years. As of March 31, 2022, we had $44.2 million of net losses reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from AOCI into net income.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of financial position.

		Amount of gain (loss) recognized
		in AOCI on derivatives for the
Derivatives in cash		three months ended March 31,
flow hedging relationships	Related hedged item	2022	2021

		(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$(44.2)	$—
Interest rate contracts	Investment contracts	9.5	—
Foreign exchange contracts	Fixed maturities, available-for-sale	13.0	0.6
Total		$(21.7)	$0.6

We expect to reclassify net gains of $20.5 million from AOCI into net income in the next 12 months, which includes both net deferred gains on discontinued hedges and net gains on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations

The following tables show the effect of derivatives in fair value and cash flow hedging relationships and the related hedged items on the consolidated statements of operations.

	For the three months ended March 31, 2022
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	(losses) related to	expenses
	of fixed	hedges of fixed	related to
	maturities,	maturities,	hedges of
	available-	available-	investment
	for-sale	for-sale	contracts

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$1,118.1	$(110.5)	$1,459.9

Losses on fair value hedging relationships:
Interest rate contracts:
Loss recognized on hedged item	$(71.1)	$—	$—
Gain recognized on derivatives	68.0	—	—
Amortization of hedged item basis adjustments	(0.4)	—	—
Amounts related to periodic settlements on derivatives	(4.2)	—	—
Total loss recognized for fair value hedging relationships	$(7.7)	$—	$—

Gains (losses) on cash flow hedging relationships:
Interest rate contracts:
Gain reclassified from AOCI on derivatives	$3.3	$—	$—
Gain reclassified from AOCI as a result that a forecasted transaction is no longer probable of occurring	—	2.9	—
Amounts related to periodic settlements on derivatives	—	—	(0.2)

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	0.6	—
Amounts related to periodic settlements on derivatives	2.7	—	—
Total gain (loss) recognized for cash flow hedging relationships	$6.0	$3.5	$(0.2)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

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

			Amount of loss
	Amount of gain (loss)		reclassified from AOCI into
	recognized in AOCI on derivatives		net realized capital gains (losses)
	for the three months ended		for the three months ended
	March 31,		March 31,
Derivatives in net investment hedging relationships	2022	2021	2022	2021

	(in millions)
Foreign exchange contracts	$(0.7)	$2.2	$—	$—
Total	$(0.7)	$2.2	$—	$—

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
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

	Amount of gain (loss) recognized in
	net income on derivatives for the
	three months ended March 31,
Derivatives not designated as hedging instruments	2022	2021

	(in millions)
Interest rate contracts	$(229.4)	$(160.4)
Foreign exchange contracts	67.9	1.1
Equity contracts	(5.3)	(24.8)
Credit contracts	0.1	(0.3)
Other contracts	200.6	288.7
Total	$33.9	$104.3

5. Insurance Liabilities

Liability for Unpaid Claims

The liability for unpaid claims is reported in future policy benefits and claims within our consolidated statements of financial position. Activity associated with unpaid claims was as follows:

	For the three months ended March 31,
	2022	2021

	(in millions)
Balance at beginning of period	$2,659.4	$2,534.9
Less: reinsurance recoverable	442.1	436.9
Net balance at beginning of period	2,217.3	2,098.0
Incurred:
Current year	403.5	362.2
Prior years	16.6	28.3
Total incurred	420.1	390.5
Payments:
Current year	196.0	187.9
Prior years	191.8	175.1
Total payments	387.8	363.0
Net balance at end of period	2,249.6	2,125.5
Plus: reinsurance recoverable	454.2	433.9
Balance at end of period	$2,703.8	$2,559.4

Amounts not included in the rollforward above:
Claim adjustment expense liabilities	$60.6	$58.5

Incurred liability adjustments relating to prior years, which affected current operations during 2022 and 2021, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid claims.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

6. Income Taxes

Effective Income Tax Rate

Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate was as follows:

	For the three months ended
	March 31,
	2022	2021
U.S. corporate income tax rate	21%	21%
Dividends received deduction	(4)	(3)
Tax credits	(3)	(2)
Interest exclusion from taxable income	(2)	(1)
Employee compensation	(2)	—
Impact of equity method presentation	(1)	(1)
State income taxes	(1)	1
Foreign country statutory rate differential	1	—
Other	2	1
Effective income tax rate	11%	16%

7. Employee and Agent Benefits

Components of Net Periodic Benefit Cost

			Other postretirement
	Pension benefits		benefits
	For the three months ended		For the three months ended
	March 31,		March 31,
	2022	2021	2022	2021

	(in millions)
Service cost	$20.2	$20.8	$—	$—
Interest cost	28.1	25.8	0.6	0.5
Expected return on plan assets	(44.7)	(45.7)	(1.2)	(1.1)
Amortization of prior service benefit	(4.2)	(4.2)	(0.3)	(0.3)
Recognized net actuarial (gain) loss	13.8	17.6	(0.3)	(0.1)
Net periodic benefit cost (income)	$13.2	$14.3	$(1.2)	$(1.0)

The components of net periodic benefit cost including the service cost component are included in operating expenses on the consolidated statements of operations.

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for U.S. federal income tax purposes. It is too early to determine, but we do not anticipate that we will be required to fund a minimum required contribution under ERISA. Regardless, it is possible that we may fund the qualified and nonqualified pension plans in 2022 for a combined total of up to $75.0 million. During the three months ended March 31, 2022, we contributed $22.4 million to these plans.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
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

While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe any such matter will have a material adverse effect on our business or financial position. As of March 31, 2022, we had no estimated loss accrued related to the legal matter discussed above because we believe the chance of loss from this matter is not probable and the amount of loss cannot be reasonably estimated.

To the extent such matters present a reasonably possible chance of loss, we are generally not able to estimate the possible loss or range of loss associated therewith. The outcome of such matters is always uncertain and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate at March 31, 2022.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. The terms of these agreements range in duration and often are not explicitly defined. The maximum exposure under these agreements as of March 31, 2022, was approximately $98.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period. Furthermore, in connection with our contingent funding agreements, we are required to purchase any principal and interest strips of U.S. Treasury securities that are due and not paid from the associated unconsolidated trusts. The maximum exposure under these agreements as of March 31, 2022, was $750.0 million.

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

9. Stockholders’ Equity

Common Stock Dividends

	For the three months ended
	March 31,
	2022	2021
Dividends declared per common share	$0.64	$0.56

Reconciliation of Outstanding Common Shares

	For the three months ended
	March 31,
	2022	2021

	(in millions)
Beginning balance	261.7	273.3
Shares issued	1.7	1.4
Treasury stock acquired	(11.2)	(2.2)
Ending balance	252.2	272.5

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

In February 2020, our Board of Directors (“Board”) authorized a share repurchase program of up to $900.0 million of our outstanding common stock, which was completed in November 2021. In June 2021, our Board authorized a share repurchase program of up to $1.2 billion of our outstanding common stock, which has no expiration date. In January 2022, our Board authorized a $1.6 billion increase to the June 2021 share repurchase program authorization, which has no expiration date. Shares repurchased under these programs are accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders’ equity.

In March 2022, we entered into an accelerated share repurchase program with a third party financial institution to repurchase $700.0 million of common stock. We received approximately 8.5 million shares at an initial cost of $560.0 million from our counterparty as of March 31, 2022, which was recorded in treasury stock. The associated $140.0 million forward contract was recorded in additional paid-in capital. This program is scheduled to terminate no later than June 30, 2022, at which time we will settle any positive or negative share balances based on the daily volume-weighted average price of our common stock during the term of the program. There is no cap on the share price as the stock price increases, so we may have to provide consideration at the settlement date. The consideration could be settled in either cash or shares at our option, with a share cap of 21.4 million shares. As of March 31, 2022, when accounting for the previously mentioned $700.0 million accelerated share repurchase program, we had approximately $1.8 billion remaining on our current share repurchase authorizations.

Other Comprehensive Loss

	For the three months ended
	March 31, 2022
	Pre-Tax	Tax	After-Tax

	(in millions)
Net unrealized losses on available-for-sale securities during the period	$(5,542.9)	$1,175.1	$(4,367.8)
Reclassification adjustment for gains included in net income (1)	(40.6)	5.2	(35.4)
Adjustments for assumed changes in amortization patterns	344.9	(72.4)	272.5
Adjustments for assumed changes in policyholder liabilities	575.6	(118.8)	456.8
Net unrealized losses on available-for-sale securities	(4,663.0)	989.1	(3,673.9)

Net unrealized losses on derivative instruments during the period	(21.0)	4.4	(16.6)
Reclassification adjustment for gains included in net income (2)	(6.8)	1.4	(5.4)
Adjustments for assumed changes in amortization patterns	2.3	(0.5)	1.8
Adjustments for assumed changes in policyholder liabilities	5.0	(1.1)	3.9
Net unrealized losses on derivative instruments	(20.5)	4.2	(16.3)

Foreign currency translation adjustment	154.9	(1.5)	153.4

Amortization of amounts included in net periodic benefit cost (3)	9.0	(2.3)	6.7
Net unrecognized postretirement benefit obligation	9.0	(2.3)	6.7

Other comprehensive loss	$(4,519.6)	$989.5	$(3,530.1)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

	For the three months ended
	March 31, 2021
	Pre-Tax	Tax	After-Tax

	(in millions)
Net unrealized losses on available-for-sale securities during the period	$(3,276.7)	$700.5	$(2,576.2)
Reclassification adjustment for gains included in net income (1)	(27.4)	5.7	(21.7)
Adjustments for assumed changes in amortization patterns	144.6	(30.4)	114.2
Adjustments for assumed changes in policyholder liabilities	1,415.3	(305.0)	1,110.3
Net unrealized losses on available-for-sale securities	(1,744.2)	370.8	(1,373.4)

Net unrealized gains on derivative instruments during the period	0.7	(0.1)	0.6
Reclassification adjustment for gains included in net income (2)	(4.4)	0.9	(3.5)
Adjustments for assumed changes in policyholder liabilities	1.0	(0.3)	0.7
Net unrealized losses on derivative instruments	(2.7)	0.5	(2.2)

Foreign currency translation adjustment	(56.1)	(0.1)	(56.2)

Unrecognized postretirement benefit obligation during the period	(9.1)	1.9	(7.2)
Amortization of amounts included in net periodic benefit cost (3)	13.0	(3.5)	9.5
Net unrecognized postretirement benefit obligation	3.9	(1.6)	2.3

Other comprehensive loss	$(1,799.1)	$369.6	$(1,429.5)
(1)	Pre-tax reclassification adjustments relating to available-for-sale securities are reported in net realized capital gains (losses) on the consolidated statements of operations.
(2)	See Note 4, Derivative Financial Instruments, under the caption “Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations” for further details.
(3)	Amount is comprised of amortization of prior service cost (benefit) and recognized net actuarial (gain) loss, which is reported in operating expenses on the consolidated statements of operations. See Note 7, Employee and Agent Benefits, under the caption “Components of Net Periodic Benefit Cost” for further details.

Accumulated Other Comprehensive Income (Loss)

	Net unrealized	Net unrealized	Foreign	Unrecognized	Accumulated
	gains (losses) on	gains	currency	postretirement	other
	available-for-sale	on derivative	translation	benefit	comprehensive
	securities (1)	instruments	adjustment	obligation	income (loss)

	(in millions)
Balances as of January 1, 2021	$4,138.3	$18.2	$(1,312.9)	$(460.5)	$2,383.1
Other comprehensive loss during the period, net of adjustments	(1,351.7)	1.3	(56.0)	(7.2)	(1,413.6)
Amounts reclassified to AOCI	(21.7)	(3.5)	—	9.5	(15.7)
Other comprehensive loss	(1,373.4)	(2.2)	(56.0)	2.3	(1,429.3)
Balances as of March 31, 2021	$2,764.9	$16.0	$(1,368.9)	$(458.2)	$953.8

Balances as of January 1, 2022	$3,467.4	$51.8	$(1,563.6)	$(344.7)	$1,610.9
Other comprehensive loss during the period, net of adjustments	(3,638.5)	(10.9)	152.0	—	(3,497.4)
Amounts reclassified to AOCI	(35.4)	(5.4)	—	6.7	(34.1)
Other comprehensive loss	(3,673.9)	(16.3)	152.0	6.7	(3,531.5)
Balances as of March 31, 2022	$(206.5)	$35.5	$(1,411.6)	$(338.0)	$(1,920.6)
(1)	Net unrealized gains (losses) on available-for-sale securities for which an allowance for credit loss has been recorded were $6.2 million and $(2.4) million as of March 31, 2022 and 2021, respectively.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
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

Following is a reconciliation of the changes in the redeemable noncontrolling interest (in millions):

	For the three months ended
	March 31,
	2022	2021

	(in millions)
Balance at beginning of period	$332.5	$255.6
Net loss attributable to redeemable noncontrolling interest	(10.3)	(1.8)
Contributions from redeemable noncontrolling interest	24.0	17.8
Distributions to redeemable noncontrolling interest	(39.6)	(16.3)
Change in redemption value of redeemable noncontrolling interest	0.1	8.2
Other comprehensive income attributable to redeemable noncontrolling interest	0.1	—
Balance at end of period	$306.8	$263.5

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

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

Fair value estimates are made based on available market information and judgments about the financial instrument at a specific point in time. Such estimates do not consider the tax impact of the realization of unrealized gains or losses. In addition, the disclosed fair value may not be realized in the immediate settlement of the financial instrument. We validate prices through an investment analyst review process, which includes validation through direct interaction with external sources, review of recent trade activity or use of internal models. In circumstances where broker quotes are used to value an instrument, we generally receive one non-binding quote. Broker quotes are validated through an investment analyst review process, which includes validation through direct interaction with external sources and use of internal models or other relevant information. We did not make any significant changes to our valuation processes during 2022.

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

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of March 31, 2022, approximately 2% of our total fixed maturities were Level 3 securities valued using internal pricing models.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2022
	Assets/	Amount
	(liabilities)	measured at
	measured at	net asset	Fair value hierarchy level
	fair value	value (4)	Level 1	Level 2	Level 3

	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,869.8	$—	$1,531.8	$338.0	$—
Non-U.S. governments	901.7	—	1.0	900.7	—
States and political subdivisions	8,234.1	—	—	8,139.6	94.5
Corporate	42,411.8	—	35.0	41,236.0	1,140.8
Residential mortgage-backed pass-through securities	1,905.4	—	—	1,905.4	—
Commercial mortgage-backed securities	5,423.2	—	—	5,405.1	18.1
Collateralized debt obligations (1)	3,888.6	—	—	3,831.6	57.0
Other debt obligations	6,779.0	—	—	6,757.8	21.2
Total fixed maturities, available-for-sale	71,413.6	—	1,567.8	68,514.2	1,331.6
Fixed maturities, trading	414.8	—	0.5	351.9	62.4
Equity securities	2,260.4	—	958.4	1,302.0	—
Derivative assets (2)	271.0	—	—	270.5	0.5
Other investments	848.7	93.8	332.6	420.9	1.4
Cash equivalents	1,492.7	—	15.1	1,477.6	—
Sub-total excluding separate account assets	76,701.2	93.8	2,874.4	72,337.1	1,395.9
Separate account assets	173,516.3	9,672.7	106,676.1	56,152.1	1,015.4
Total assets	$250,217.5	$9,766.5	$109,550.5	$128,489.2	$2,411.3

Liabilities
Investment and universal life contracts (3)	$(153.8)	$—	$—	$—	$(153.8)
Derivative liabilities (2)	(330.3)	—	—	(329.1)	(1.2)
Other liabilities	(0.7)	—	—	(0.7)	—
Total liabilities	$(484.8)	$—	$—	$(329.8)	$(155.0)

Net assets	$249,732.7	$9,766.5	$109,550.5	$128,159.4	$2,256.3

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

	December 31, 2021
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

(4)

Certain investments are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy. Other investments using the NAV practical expedient consist of certain fund interests that are restricted until maturity with unfunded commitments totaling $8.8 million and $10.2 million as of March 31, 2022 and December 31, 2021, respectively. Separate account assets using the NAV practical expedient consist of hedge funds and a real estate fund with varying investment strategies that also have a variety of redemption terms and conditions. We do not have unfunded commitments associated with these funds.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows:

	For the three months ended March 31, 2022
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance		Included in	issuances			balance
	as of	Included in	other	and	Transfers	Transfers	as of
	January 1,	net income	comprehensive	settlements	into	out of	March 31,
	2022	(2)	income (3)	(4)	Level 3	Level 3	2022

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$94.8	$—	$0.1	$(0.4)	$—	$—	$94.5
Corporate	834.3	(3.0)	(4.7)	139.0	175.2	—	1,140.8
Commercial mortgage-backed securities	19.2	—	(0.9)	(0.2)	—	—	18.1
Collateralized debt obligations	85.8	—	(0.3)	55.5	—	(84.0)	57.0
Other debt obligations	42.1	—	(0.6)	(0.3)	—	(20.0)	21.2
Total fixed maturities, available-for-sale	1,076.2	(3.0)	(6.4)	193.6	175.2	(104.0)	1,331.6
Fixed maturities, trading	4.9	—	—	28.5	29.0	—	62.4
Other investments	2.1	—	(0.7)	—	—	—	1.4
Separate account assets (1)	945.3	71.4	—	(1.3)	—	—	1,015.4

Liabilities
Investment and universal life contracts	(356.3)	194.3	0.2	8.0	—	—	(153.8)

Derivatives
Net derivative assets (liabilities)	—	(1.4)	—	0.7	—	—	(0.7)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

	For the three months ended March 31, 2021
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance		Included in	issuances			balance
	as of	Included in	other	and	Transfers	Transfers	as of
	January 1,	net income	comprehensive	settlements	into	out of	March 31,
	2021	(2)	income (3)	(4)	Level 3	Level 3	2021

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$290.8	$—	$(10.1)	$0.4	$62.2	$—	$343.3
Commercial mortgage-backed securities	13.2	(0.8)	(0.7)	(0.2)	—	—	11.5
Collateralized debt obligations	27.2	(0.5)	0.1	248.7	47.8	—	323.3
Other debt obligations	29.2	—	1.0	(14.3)	20.6	—	36.5
Total fixed maturities, available-for-sale	360.4	(1.3)	(9.7)	234.6	130.6	—	714.6
Other investments	31.9	9.2	—	—	—	—	41.1
Separate account assets (1)	8,893.2	95.5	—	(7,792.5)	—	—	1,196.2

Liabilities
Investment and universal life contracts	(467.8)	283.4	0.1	7.2	—	—	(177.1)

Derivatives
Net derivative assets (liabilities)	(5.1)	(5.6)	—	—	—	—	(10.7)
(1)	Gains and losses for separate account assets do not impact net income as the change in value of separate account assets is offset by a change in value of separate account liabilities. Foreign currency translation adjustments related to the Principal International segment separate account assets are recorded in AOCI and are offset by foreign currency translation adjustments of the corresponding separate account liabilities.
(2)	Both realized gains (losses) and mark-to-market unrealized gains (losses) are generally reported in net realized capital gains (losses) within the consolidated statements of operations. Realized and unrealized gains (losses) on certain securities with an investment objective to realize economic value through mark-to-market changes are reported in net investment income within the consolidated statements of operations. Changes in unrealized gains (losses) included in net income relating to positions still held were:

	For the three months ended
	March 31,
	2022	2021

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$(3.0)	$—
Commercial mortgage-backed securities	—	(0.8)
Collateralized debt obligations	—	(0.4)
Total fixed maturities, available-for-sale	(3.0)	(1.2)
Other investments	—	9.3
Separate account assets	68.3	96.5

Liabilities
Investment and universal life contracts	191.5	279.9

Derivatives
Net derivative assets (liabilities)	(1.3)	(4.9)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

(3)	Changes in unrealized gains (losses) included in OCI, including foreign currency translation adjustments related to our Principal International segment, relating to positions still held were:

	For the three months ended
	March 31,
	2022	2021

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$0.1	$—
Corporate	(4.7)	(10.2)
Commercial mortgage-backed securities	(1.0)	(0.7)
Collateralized debt obligations	(0.4)	0.1
Other debt obligations	(0.6)	1.0
Total fixed maturities, available-for-sale	(6.6)	(9.8)

Liabilities
Investment and universal life contracts	0.2	0.1

(4)	Gross purchases, sales, issuances and settlements were:

	For the three months ended March 31, 2022
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$—	$(0.4)	$(0.4)
Corporate	190.9	(20.4)	—	(31.5)	139.0
Commercial mortgage-backed securities	—	—	—	(0.2)	(0.2)
Collateralized debt obligations	55.5	—	—	—	55.5
Other debt obligations	—	—	—	(0.3)	(0.3)
Total fixed maturities, available-for-sale	246.4	(20.4)	—	(32.4)	193.6
Fixed maturities, trading	28.5	—	—	—	28.5
Separate account assets (5)	—	—	(1.1)	(0.2)	(1.3)

Liabilities
Investment and universal life contracts	—	—	(5.5)	13.5	8.0

Derivatives
Net derivative assets (liabilities)	—	0.7	—	—	0.7

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

	For the three months ended March 31, 2021
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$44.8	$(10.9)	$—	$(33.5)	$0.4
Commercial mortgage-backed securities	—	—	—	(0.2)	(0.2)
Collateralized debt obligations	248.5	—	—	0.2	248.7
Other debt obligations	—	—	—	(14.3)	(14.3)
Total fixed maturities, available-for-sale	293.3	(10.9)	—	(47.8)	234.6
Separate account assets (5)	36.7	(7,792.5)	(114.0)	77.3	(7,792.5)

Liabilities
Investment and universal life contracts	—	—	(4.7)	11.9	7.2
(5)	Issuances and settlements include amounts related to mortgage encumbrances associated with real estate in our separate accounts.

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels were as follows:

	For the three months ended March 31, 2022
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$175.2	$—	$—
Collateralized debt obligations	—	—	—	84.0
Other debt obligations	—	—	—	20.0
Total fixed maturities, available-for-sale	—	175.2	—	104.0
Fixed maturities, trading	—	29.0	—	—

	For the three months ended March 31, 2021
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$62.2	$—	$—
Collateralized debt obligations	—	47.8	—	—
Other debt obligations	—	20.6	—	—
Total fixed maturities, available-for-sale	—	130.6	—	—

Assets transferred into Level 3 during the three months ended March 31, 2022 and 2021, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

Assets transferred out of Level 3 during the three months ended March 31, 2022, primarily included those assets for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

	March 31, 2022
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of				Weighted
	fair value	technique(s)	input description	inputs				average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$1,136.4	Discounted cash flow	Discount rate (1)	2.8	% -	14.9%		6.5%
			Illiquidity premium	0	basis points (“bps”)-	173	bps	5	bps
		Market comparables	Potential loss severity			61.6%		61.6%
			Probability of default			100.0%		100.0%
Other debt obligations	21.2	Discounted cash flow	Discount rate (1)	4.6	% -	10.0%		4.8%
			Illiquidity premium	225	bps-	500	bps	236	bps
Fixed maturities, trading	62.4	Discounted cash flow	Discount rate (1)	5.8	% -	10.7%		7.5%
Separate account assets	1,016.9	Discounted cash flow - mortgage loans	Discount rate (1)			2.4%		2.4%
			Credit spread rate			144	bps	144	bps
		Discounted cash flow - real estate	Discount rate (1)	5.3	% -	10.0%		6.7%
			Terminal capitalization rate	4.3	% -	9.3%		5.6%
			Average market rent growth rate	1.6	% -	3.9%		3.0%
		Discounted cash flow - real estate debt	Loan to value	40.0	% -	58.0%		45.0%
			Market interest rate	2.5	% -	4.2%		3.3%

Liabilities
Investment and universal life contracts (6)	(153.8)	Discounted cash flow	Long duration interest rate	1.7	% -	2.6%	(3)	2.2%
			Long-term equity market volatility	16.1	% -	58.6%		21.6%
			Nonperformance risk	0.6	% -	1.5%		1.1%
			Utilization rate	See note (4)
			Lapse rate	0.0	% -	17.0%		6.2%
			Mortality rate	See note (5)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

	December 31, 2021
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of				Weighted
	fair value	technique(s)	input description	inputs				average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$829.9	Discounted cash flow	Discount rate (1)	0.9	% -	15.5%		6.8%
			Illiquidity premium	0	bps-	70	bps	6	bps
		Market comparables	Potential loss severity			39.4%		39.4%
			Probability of default			100.0%		100.0%
Commercial mortgage-backed securities	3.5	Discounted cash flow	Discount rate (1)			3.7%		3.7%
Collateralized debt obligations	45.9	Discounted cash flow	Discount rate (1)	3.0	% -	5.3%		4.0%
			Illiquidity premium	0	bps-	385	bps	255	bps
Other debt obligations	22.1	Discounted cash flow	Discount rate (1)	3.0	% -	10.0%		3.3%
			Illiquidity premium	225	bps-	500	bps	237	bps
Fixed maturities, trading	4.9	Discounted cash flow	Discount rate (1)			7.5%		7.5%
Other investments	0.6	Market comparables - other investments	Revenue multiples (2)	6.8	x -	9.1	x	8.0	x
Separate account assets	946.0	Discounted cash flow - mortgage loans	Discount rate (1)			1.4%		1.4%
			Credit spread rate			120	bps	120	bps
		Discounted cash flow - real estate	Discount rate (1)	5.3	% -	10.0%		6.6%
			Terminal capitalization rate	4.3	% -	9.3%		5.6%
			Average market rent growth rate	1.6	% -	3.6%		2.7%
		Discounted cash flow - real estate debt	Loan to value	40.1	% -	58.5%		46.0%
			Market interest rate	2.5	% -	3.1%		2.7%

Liabilities
Investment and universal life contracts (6)	(356.3)	Discounted cash flow	Long duration interest rate	1.8	% -	1.9	% (3)	1.9%
			Long-term equity market volatility	18.0	% -	32.5%		22.1%
			Nonperformance risk	0.3	% -	1.1%		0.9%
			Utilization rate	See note (4)
			Lapse rate	0.0	% -	17.0%		5.1%
			Mortality rate	See note (5)

(1)	Represents market comparable interest rate or an index adjusted rate used as the base rate in the discounted cash flow analysis prior to any illiquidity or other adjustments, where applicable.
(2)	Revenue multiples are amounts used when we have determined market participants would use such multiples to value the investments.
(3)	Represents the range of rate curves used in the valuation analysis that we have determined market participants would use when pricing the instrument. Derived from interpolation between various observable swap rates.
(4)	This input factor is the number of contractholders taking withdrawals as well as the amount and timing of the withdrawals and a range does not provide a meaningful presentation.
(5)	This input is based on an appropriate industry mortality table and a range does not provide a meaningful presentation.
(6)	Includes bifurcated embedded derivatives that are reported at net asset (liability) fair value within the same line item in the consolidated statements of financial position in which the host contract is reported.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No significant assets and liabilities were measured at fair value on a nonrecurring basis for the three months ended March 31, 2022 and 2021.

Fair Value Option

We elected fair value accounting for:

●	Certain real estate ventures that were subject to the equity method of accounting because the nature of the investments was to add value to the properties and generate income from the operations of the properties. Other equity method real estate investments were not fair valued because the investments mainly generated income from the operations of the underlying properties. The last equity method real estate investment for which the fair value option was elected was sold in the third quarter of 2021.

The following table presents information regarding the assets and liabilities for which the fair value option was elected.

	For the three months ended March 31,
	2022	2021

	(in millions)
Real estate ventures
Change in fair value pre-tax gain (loss) (1)	$—	$9.3
(1)	Reported in net investment income on the consolidated statements of operations.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	March 31, 2022
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3

	(in millions)
Assets (liabilities)
Mortgage loans	$20,542.7	$20,187.5	$—	$—	$20,187.5
Policy loans	766.7	871.6	—	—	871.6
Other investments	119.1	106.4	—	15.2	91.2
Cash and cash equivalents	1,248.5	1,248.5	1,240.1	8.4	—
Investment contracts	(36,413.6)	(35,063.4)	—	(7,635.6)	(27,427.8)
Short-term debt	(279.4)	(279.4)	—	(279.4)	—
Long-term debt	(4,280.4)	(4,401.4)	—	(4,360.9)	(40.5)
Separate account liabilities	(157,478.0)	(156,475.5)	—	—	(156,475.5)
Bank deposits (1)	(361.3)	(354.1)	—	(354.1)	—
Cash collateral payable	(112.2)	(112.2)	(112.2)	—	—

	December 31, 2021
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3

	(in millions)
Assets (liabilities)
Mortgage loans	$19,668.7	$20,602.7	$—	$—	$20,602.7
Policy loans	759.6	952.9	—	—	952.9
Other investments	304.0	294.8	—	198.6	96.2
Cash and cash equivalents	1,214.2	1,214.2	1,197.8	16.4	—
Investment contracts	(35,810.4)	(36,088.6)	—	(7,454.3)	(28,634.3)
Short-term debt	(79.8)	(79.8)	—	(79.8)	—
Long-term debt	(4,280.2)	(4,793.1)	—	(4,755.1)	(38.0)
Separate account liabilities	(165,098.7)	(164,028.9)	—	—	(164,028.9)
Bank deposits (1)	(373.3)	(372.8)	—	(372.8)	—
Cash collateral payable	(214.9)	(214.9)	(214.9)	—	—
(1)	Excludes deposit liabilities without defined or contractual maturities.

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

The Retirement and Income Solutions segment provides retirement and related financial products and services primarily to businesses, their employees and other individuals. The segment is organized into Retirement and Income Solutions – Fee, which includes full service accumulation, trust and custody services, individual variable annuities and the acquisition, integration and migration expenses associated with the purchase of the Institutional Retirement & Trust business of Wells Fargo Bank, N.A.; and Retirement and Income Solutions – Spread, which includes individual fixed annuities, investment only, pension risk transfer and banking services.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

The Principal Global Investors segment provides asset management services to our asset accumulation business, our insurance operations, the Corporate segment and third party institutional clients. This segment also includes our mutual fund business.

The Principal International segment has operations in Latin America (Brazil, Chile and Mexico) and Asia (China, Hong Kong Special Administrative Region and Southeast Asia). We focus on locations with large middle classes, favorable demographics and growing long-term savings, ideally with voluntary or mandatory pension markets. We entered these locations through acquisitions, start-up operations and joint ventures.

The U.S. Insurance Solutions segment focuses on solutions for small-to-medium sized businesses and their employees. The segment is organized into Specialty Benefits insurance, which provides group dental and vision insurance, individual and group disability insurance, critical illness, accident, paid family and medical leave, group life insurance and non-medical fee-for-service claims administration; and Individual Life insurance, which provides universal life, variable universal life, indexed universal life and traditional life insurance.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

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

The following tables summarize select financial information by segment, including operating revenues for our products and services, and reconcile segment totals to those reported in the consolidated financial statements:

	March 31, 2022	December 31, 2021

	(in millions)
Assets:
Retirement and Income Solutions	$210,364.5	$221,993.8
Principal Global Investors	2,263.2	2,445.1
Principal International	44,055.1	42,812.4
U.S. Insurance Solutions	31,628.8	33,222.6
Corporate	3,226.9	4,183.3
Total consolidated assets	$291,538.5	$304,657.2

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

	For the three months ended
	March 31,
	2022	2021

	(in millions)
Operating revenues by segment:
Retirement and Income Solutions:
Retirement and Income Solutions – Fee	$578.8	$563.1
Retirement and Income Solutions – Spread	704.2	660.9
Total Retirement and Income Solutions (1)	1,283.0	1,224.0
Principal Global Investors (2)	435.3	415.2
Principal International	314.9	308.0
U.S. Insurance Solutions:
Specialty Benefits insurance	717.7	655.6
Individual Life insurance	523.4	519.3
Eliminations	(0.1)	—
Total U.S. Insurance Solutions	1,241.0	1,174.9
Corporate	(0.3)	(8.6)
Total segment operating revenues	3,273.9	3,113.5
Net realized capital gains (losses), net of related revenue adjustments	(150.3)	103.0
Adjustments related to equity method investments	(13.6)	(8.0)
Total revenues per consolidated statements of operations	$3,110.0	$3,208.5

Pre-tax operating earnings (losses) by segment:
Retirement and Income Solutions	$317.9	$288.0
Principal Global Investors	143.4	141.1
Principal International	58.1	75.1
U.S. Insurance Solutions	115.8	95.2
Corporate	(129.0)	(93.8)
Total segment pre-tax operating earnings	506.2	505.6
Pre-tax net realized capital gains (losses), as adjusted (3)	(80.4)	114.9
Adjustments related to equity method investments and noncontrolling interest	2.2	(6.6)
Income before income taxes per consolidated statements of operations	$428.0	$613.9
(1)	Reflects inter-segment revenues of $97.4 million and $98.8 million for the three months ended March 31, 2022 and 2021, respectively.
(2)	Reflects inter-segment revenues of $81.3 million and $73.1 million for the three months ended March 31, 2022 and 2021, respectively.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

(3)	Pre-tax net realized capital gains (losses), as adjusted, is derived as follows:

	For the three months ended
	March 31,
	2022	2021

	(in millions)
Net realized capital gains (losses):
Net realized capital gains (losses)	$(110.5)	$151.4
Derivative and hedging-related revenue adjustments	(40.1)	(38.4)
Market value adjustments to fee revenues	—	(0.4)
Adjustments related to equity method investments	(3.6)	(7.1)
Adjustments related to sponsored investment funds	5.8	5.0
Recognition of front-end fee revenue	(1.9)	(7.5)
Net realized capital gains (losses), net of related revenue adjustments	(150.3)	103.0
Amortization of deferred acquisition costs and other actuarial balances	(1.3)	33.8
Capital (gains) losses distributed	91.0	(20.4)
Market value adjustments of embedded derivatives	(19.8)	(1.5)
Pre-tax net realized capital gains (losses), as adjusted (a)	$(80.4)	$114.9
(a)	As adjusted before noncontrolling interest capital gains (losses).

12. Revenues from Contracts with Customers

The following tables summarize disaggregation of revenues from contracts with customers, including select financial information by segment, and reconcile totals to those reported in the consolidated financial statements. Revenues from contracts with customers are included in fees and other revenues on the consolidated statements of operations.

	For the three months ended
	March 31,
	2022	2021

	(in millions)
Revenue from contracts with customers by segment:
Retirement and Income Solutions:
Retirement and Income Solutions – Fee	$141.7	$141.9
Retirement and Income Solutions – Spread	2.7	2.4
Total Retirement and Income Solutions	144.4	144.3
Principal Global Investors	429.6	406.1
Principal International	110.4	121.9
U.S. Insurance Solutions:
Specialty Benefits insurance	4.0	3.7
Individual Life insurance	15.4	13.7
Total U.S. Insurance Solutions	19.4	17.4
Corporate	47.9	48.4
Total segment revenue from contracts with customers	751.7	738.1
Adjustments for fees and other revenues not within the scope of revenue recognition guidance (1)	465.2	463.7
Pre-tax other adjustments (2)	(1.9)	(7.9)
Total fees and other revenues per consolidated statements of operations	$1,215.0	$1,193.9
(1)	Fees and other revenues not within the scope of the revenue recognition guidance primarily represent revenue on contracts accounted for under the financial instruments or insurance contracts standards.
(2)	Pre-tax other adjustments relate to the recognition of deferred front-end fee revenues for sales charges on retirement and life insurance products and certain market value adjustments to fee revenues.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

Retirement and Income Solutions – Fee

Retirement and Income Solutions – Fee offers service and trust agreements for defined contribution retirement plans, including 401(k) plans, 403(b) plans, and employee stock ownership plans. The investment components of these service agreements are in the form of mutual fund offerings. In addition, plan sponsor retirement plan trust and custody services are also available through our trust company. Furthermore, services and trust agreements are offered to non-retirement customers including insurance companies, endowments and other financial institutions.

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

The types of revenues from contracts with customers were as follows:

	For the three months ended
	March 31,
	2022	2021

	(in millions)
Administrative service fee revenue	$141.5	$141.8
Other fee revenue	0.2	0.1
Total revenues from contracts with customers	141.7	141.9
Fees and other revenues not within the scope of revenue recognition guidance	318.3	313.7
Total fees and other revenues	460.0	455.6
Premiums and other considerations	—	0.5
Net investment income	118.8	107.0
Total operating revenues	$578.8	$563.1

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

The types of revenues from contracts with customers were as follows:

	For the three months ended
	March 31,
	2022	2021

	(in millions)
Deposit account fee revenue	$2.5	$2.3
Commission income	0.2	0.1
Total revenues from contracts with customers	2.7	2.4
Fees and other revenues not within the scope of revenue recognition guidance	1.1	2.0
Total fees and other revenues	3.8	4.4
Premiums and other considerations	123.3	104.8
Net investment income	577.1	551.7
Total operating revenues	$704.2	$660.9

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

The types of revenues from contracts with customers were as follows:

	For the three months ended
	March 31,
	2022	2021

	(in millions)
Management fee revenue	$379.0	$355.9
Other fee revenue	50.6	50.2
Total revenues from contracts with customers	429.6	406.1
Fees and other revenues not within the scope of revenue recognition guidance	5.3	8.0
Total fees and other revenues	434.9	414.1
Net investment income	0.4	1.1
Total operating revenues	$435.3	$415.2

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
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

The types of revenues from contracts with customers were as follows:

	For the three months ended
	March 31,
	2022	2021

	(in millions)
Management fee revenue	$107.7	$120.1
Other fee revenue	2.7	1.8
Total revenues from contracts with customers	110.4	121.9
Fees and other revenues not within the scope of revenue recognition guidance	1.2	1.0
Total fees and other revenues	111.6	122.9
Premiums and other considerations	10.3	27.3
Net investment income	193.0	157.8
Total operating revenues	$314.9	$308.0

Revenues from contracts with customers by region:
Latin America	$82.0	$89.1
Asia	28.3	32.3
Principal International corporate / regional offices	0.4	0.8
Eliminations	(0.3)	(0.3)
Total revenues from contracts with customers	$110.4	$121.9

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

Commission income is earned through sponsored brokerage services. Performance obligations are satisfied at a point in time, upon delivery of a placed case, and the transaction price calculated per the compensation schedule is recognized as revenue.

The types of revenues from contracts with customers were as follows:

	For the three months ended
	March 31,
	2022	2021

	(in millions)
Specialty Benefits insurance:
Administrative service fees	$4.0	$3.7
Total revenues from contracts with customers	4.0	3.7
Fees and other revenues not within the scope of revenue recognition guidance	4.7	4.8
Total fees and other revenues	8.7	8.5
Premiums and other considerations	665.6	605.3
Net investment income	43.4	41.8
Total operating revenues	$717.7	$655.6

Individual Life insurance:
Administrative service fees	$6.8	$5.9
Commission income	8.6	7.8
Total revenues from contracts with customers	15.4	13.7
Fees and other revenues not within the scope of revenue recognition guidance	226.0	220.2
Total fees and other revenues	241.4	233.9
Premiums and other considerations	88.8	97.2
Net investment income	193.2	188.2
Total operating revenues	$523.4	$519.3

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

The Corporate segment also includes inter-segment eliminations of fees and other revenues. The types of revenues from contracts with customers were as follows:

	For the three months ended
	March 31,
	2022	2021

	(in millions)
Commission income	$97.2	$92.0
Other fee revenue	19.8	16.3
Eliminations	(69.1)	(59.9)
Total revenues from contracts with customers	47.9	48.4
Fees and other revenues not within the scope of revenue recognition guidance	(91.4)	(86.0)
Total fees and other revenues	(43.5)	(37.6)
Premiums and other considerations	(0.5)	—
Net investment income	43.7	29.0
Total operating revenues	$(0.3)	$(8.6)

Contract Costs

Sales compensation and other incremental costs of obtaining a contract are capitalized and amortized over the period of contract benefit if the costs are expected to be recovered. The contract cost asset, which is included in other assets on the consolidated statements of financial position, was $201.8 million and $193.1 million as of March 31, 2022 and December 31, 2021, respectively.

We apply the practical expedient for certain costs where we recognize the incremental costs of obtaining these contracts as an expense when incurred if the amortization period of the assets is one year or less. These costs, along with costs that are not deferrable, are included in operating expenses on the consolidated statements of operations.

Deferred contract costs consist primarily of commissions and variable compensation. We amortize capitalized contract costs on a straight-line basis over the expected contract life, reflecting lapses as they are incurred. Deferred contract costs are subject to impairment testing on an annual basis, or when a triggering event occurs that could warrant an impairment. To the extent future revenues less future maintenance expenses are not adequate to cover the asset balance, an impairment is recognized. For the three months ended March 31, 2022 and 2021, $9.6 million and $7.1 million, respectively, of amortization expense was recorded in operating expenses on the consolidated statements of operations and no impairment loss was recognized in relation to the costs capitalized.

13. Stock-Based Compensation Plans

As of March 31, 2022, we had the 2021 Stock Incentive Plan, the 2020 Directors Stock Plan, the 2014 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan and the Directors Stock Plan (“Stock-Based Compensation Plans”). No new grants will be made under the 2020 Directors Stock Plan, the 2014 Stock Incentive Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan or the Directors Stock Plan. Under the terms of the 2021 Stock Incentive Plan grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. To date, we have not granted any incentive stock options, restricted stock or performance units under any plans. As part of our fair value process, we assess the impact of material nonpublic information on our share price or expected volatility, as applicable, at the time of grant. No awards in 2022 required a fair value adjustment.

As of March 31, 2022, the maximum number of new shares of common stock available for grant under the 2021 Stock Incentive Plan was 23.1 million.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against net income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the three months ended March 31,
	2022	2021

	(in millions)
Compensation cost	$28.4	$31.1
Related income tax benefit	6.4	5.7
Capitalized as part of an asset	0.4	0.5

Nonqualified Stock Options

No nonqualified stock options were granted to employees during the three months ended March 31, 2022.

As of March 31, 2022, we had $2.1 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.6 years.

Performance Share Awards

Performance share awards were granted to certain employees under the 2021 Stock Incentive Plan. Total performance share awards granted were 0.3 million for the three months ended March 31, 2022. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results to be determined at the end of the performance period. The actual number of common shares to be awarded at the end of each performance period will range between 0% and 180% of the initial target awards. Effective in 2022, we added a relative total shareholder return modifier to the performance share awards under which the number of shares ultimately granted is also impacted by our actual shareholder return relative to our S&P 500 Financial Sector Index peer group. The fair value of performance share awards is determined using a Monte Carlo simulation model. The weighted-average grant date fair value of these performance share awards granted was $66.62 per common share.

As of March 31, 2022, we had $23.8 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.8 years.

Restricted Stock Units

Restricted stock units were issued to certain employees and non-employee directors pursuant to the 2021 Stock Incentive Plan. Total restricted stock units granted were 1.1 million for the three months ended March 31, 2022. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $70.54 per common share.

As of March 31, 2022, we had $107.7 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted. The cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 0.3 million shares for the three months ended March 31, 2022. The weighted average fair value of the discount on the stock purchased was $7.34 per share.

As of March 31, 2022, a total of 3.8 million of new shares were available to be made issuable by us for this plan.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2022
(Unaudited)

14. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended
	March 31,
	2022	2021

	(in millions, except per share data)
Net income	$380.7	$516.3
Subtract:
Net income (loss) attributable to noncontrolling interest	4.5	(0.8)
Adjustments to redemption amounts of redeemable noncontrolling interests	—	1.9
Total	$376.2	$515.2
Weighted-average shares outstanding:
Basic	259.4	272.9
Dilutive effects:
Stock options	1.6	0.8
Restricted stock units	2.3	2.0
Performance share awards	0.5	0.3
Diluted	263.8	276.0
Net income per common share:
Basic	$1.45	$1.89
Diluted	$1.43	$1.87

The calculation of diluted earnings per share for the three months ended March 31, 2022 and 2021, excludes the incremental effects related to certain outstanding stock-based compensation grants and an accelerated share repurchase program due to their anti-dilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of March 31, 2022, compared with December 31, 2021, and our consolidated results of operations for the three months ended March 31, 2022 and 2021, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2021, filed with the SEC and the unaudited condensed consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (1) adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, as well as our access to capital and cost of capital; (2) conditions in the global capital markets and the economy generally may materially and adversely affect our business and results of operations; (3) volatility or declines in the equity, bond or real estate markets could reduce our AUM and AUA and may result in investors withdrawing from the markets or decreasing their rates of investment, all of which could reduce our revenues and net income; (4) changes in interest rates or credit spreads or a sustained low interest rate environment may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period to period; (5) the elimination of LIBOR may affect the value of certain derivatives and floating rate securities we hold or have issued and the profitability of certain real estate lending activity or businesses; (6) our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM and net income; (7) our valuation of investments and the determinations of the amount of allowances and impairments taken on our investments may include methodologies, estimations and assumptions that are subject to differing interpretations and, if changed, could materially adversely affect our results of operations or financial condition; (8) any impairments of or valuation allowances against our deferred tax assets could adversely affect our results of operations and financial condition; (9) we may face losses on our insurance and annuity products if our actual experience differs significantly from our pricing and reserving assumptions; (10) the pattern of amortizing our DAC asset and other actuarial balances on our universal life-type insurance contracts, participating life insurance policies and certain investment contracts may change, impacting both the level of our DAC asset and other actuarial balances and the timing of our net income; (11) changes in laws or regulations may reduce our profitability or impact how we do business; (12) our ability to pay stockholder dividends, make share repurchases and meet our obligations may be constrained by the limitations on dividends or other distributions Iowa insurance laws impose on Principal Life; (13) changes in accounting standards may adversely affect our reported results of operations and financial condition; (14) litigation and regulatory investigations may affect our financial strength or reduce our profitability; (15) from time to time, we may become subject to tax audits, tax litigation or similar proceedings, and as a result we may owe additional taxes, interest and penalties in amounts that may be material; (16) applicable laws and our certificate of incorporation and by-laws may discourage takeovers and business combinations that some stockholders might consider in their best interests; (17) competition, including from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance, may impair our ability to retain existing customers, attract new customers and maintain our profitability; (18) a downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales, terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition; (19) client terminations or withdrawals or changes in investor preferences may lead to a reduction in revenues for our asset management and accumulation businesses; (20) guarantees within certain of our products that protect policyholders may decrease our net income or increase the volatility of our results of operations or financial position under U.S. GAAP if our hedging or risk management strategies prove ineffective or insufficient; (21) our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses; (22) we face risks arising from fraudulent activities; (23) we face risks arising from our participation in joint ventures; (24) we may need to fund deficiencies in our Closed Block assets; (25) the ongoing COVID-19 pandemic and the resulting financial market impacts could adversely affect our business, results of operations, financial condition and liquidity; (26) our reinsurers could default on their obligations or increase their rates, which could adversely impact our net income and financial condition; (27) we face risks related to our acquisition of Wells Fargo Bank, N.A.’s Institutional Retirement & Trust (“IRT”) business; (28) we face risks arising from future acquisitions of businesses; (29) we face risks in completing the Reinsurance Transaction within the terms or timing contemplated; (30) a pandemic, terrorist attack, military action or other catastrophic event could adversely affect our operations, net income or financial condition; (31) our financial results may be adversely impacted by global climate changes; (32) technological and societal changes may disrupt our business model and impair our ability to retain existing customers, attract new customers and maintain our profitability; (33) damage to our reputation may adversely affect our revenues and profitability; (34) we may not be able to protect our intellectual property and may be subject to infringement claims; (35) if we are unable to attract, develop and retain qualified employees and sales representatives and develop new distribution sources, our results of operations, financial condition and sales of our products may be adversely impacted; (36) interruptions in information technology, infrastructure or other internal or external systems used for our business operations, or a failure to maintain the confidentiality, integrity or availability of data residing on such systems, could disrupt our business, damage our reputation and adversely impact our profitability; (37) loss of key vendor relationships or failure of a vendor to protect information of our customers or employees could adversely affect our business or result in losses and (38) our enterprise risk management framework may not be fully effective in identifying or mitigating all of the risks to which we are exposed.

Overview

We provide financial products and services through the following reportable segments:

●	Retirement and Income Solutions is organized into Retirement and Income Solutions – Fee, which includes full service accumulation, individual variable annuities, trust and custody services and the acquisition, integration and migration expenses associated with the purchase of the IRT business of Wells Fargo Bank, N.A.; and Retirement and Income Solutions – Spread, which includes individual fixed annuities, investment only, pension risk transfer and banking services. We offer a comprehensive portfolio of products and services for retirement savings and retirement income:
●	To businesses of all sizes, we offer products and services for defined contribution plans, including 401(k) and 403(b) plans, defined benefit pension plans, nonqualified executive benefit plans, employee stock ownership plan services and pension closeout services. For more basic retirement services, we offer SIMPLE IRAs and payroll deduction plans;
●	To large institutional clients, we also offer investment only products, including investment only guaranteed investment contracts (“GICs”);
●	To employees of businesses and other individuals, we offer the ability to accumulate savings for retirement and other purposes through mutual funds, individual annuities and bank products, along with retirement income options; and
●	To non-retirement businesses, we offer trust and custody services.
●	Principal Global Investors, which includes our mutual fund business, manages assets for sophisticated investors around the world using focused investment teams that provide diverse investment capabilities including equity, fixed income, real estate and other alternative investments. We also have experience in asset allocation, stable value management and other structured investment strategies. We focus on providing services to our other segments in addition to our retail mutual fund and third party institutional clients.
●	Principal International, which offers pension accumulation products and services, mutual funds, asset management, income annuities and life insurance accumulation products through operations in Latin America (Brazil, Chile and Mexico) and Asia (China, Hong Kong Special Administrative Region and Southeast Asia).
●	U.S. Insurance Solutions is organized into Specialty Benefits insurance, which provides group dental and vision insurance, individual and group disability insurance, group life insurance, critical illness, accident, paid family and medical leave and non-medical fee-for-service claims administration; and Individual Life insurance, which provides universal life, variable universal life, indexed universal life and traditional life insurance. We focus our solutions on small-to-medium sized businesses and their employees with an emphasis on business owners, executives and key employees.
●	Corporate, which manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate segment primarily reflect our financing activities (including financing costs), income on capital not allocated to other segments, inter-segment eliminations, income tax risks and certain income, expenses and other adjustments not allocated to the segments based on the nature of such items. Results of PSI, our retail broker-dealer and RIA, and our exited group medical and long-term care insurance businesses are reported in this segment.

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

As of September 30, 2021 we discontinued sales of U.S. retail fixed annuities and sales to the consumer life insurance market, as outlined in the Strategic Review. On January 31, 2022, we entered into a Master Transaction Agreement (“MTA”) with Sutton Cayman, Ltd. (“Sutton Cayman”), a limited company organized under the laws of the Cayman Islands and an affiliate of Talcott Resolution Life, Inc., a subsidiary of Sixth Street, pursuant to which we will cede 100% of our in-force U.S. retail fixed annuity and universal life insurance with secondary guarantee (“ULSG”) blocks of business (the “Reinsurance Transaction”). The Reinsurance Transaction will be structured through 100% coinsurance with funds withheld. We will retain administration of the ceded business. Additionally, Principal Global Investors, LLC will be appointed as investment adviser with respect to the management of certain transferred commercial mortgage loans and private credit assets.

We are working towards closing the Reinsurance Transaction during the second quarter of 2022 with economics effective as of January 1, 2022, subject to regulatory approval. The deployable proceeds from the Reinsurance Transaction and additional transactions designed to improve the capital efficiency of the in-force U.S. individual life insurance business will be returned to shareholders through share repurchases. Our Board of Directors approved a $1.6 billion increase to the $1.1 billion that remained available under our existing share repurchase authorization as of December 31, 2021.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items. The most significant impact occurs within our Principal International segment where pre-tax operating earnings were negatively impacted $3.9 million for the three months ended March 31, 2022, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. This impact was calculated by comparing (a) the difference between current year results and prior year results to (b) the difference between current year results and prior year results translated using current year exchange rates for both periods. We use this approach to calculate the impact of exchange rates on all revenue and expense line items. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

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

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended March 31,
			Increase
	2022	2021	(decrease)

	(in millions)
Revenues:
Premiums and other considerations	$887.4	$835.1	$52.3
Fees and other revenues	1,215.0	1,193.9	21.1
Net investment income	1,118.1	1,028.1	90.0
Net realized capital gains (losses)	(110.5)	151.4	(261.9)
Total revenues	3,110.0	3,208.5	(98.5)
Expenses:
Benefits, claims and settlement expenses	1,459.9	1,374.7	85.2
Dividends to policyholders	23.1	18.2	4.9
Operating expenses	1,199.0	1,201.7	(2.7)
Total expenses	2,682.0	2,594.6	87.4
Income before income taxes	428.0	613.9	(185.9)
Income taxes	47.3	97.6	(50.3)
Net income	380.7	516.3	(135.6)
Net income (loss) attributable to noncontrolling interest	4.5	(0.8)	5.3
Net income attributable to Principal Financial Group, Inc.	$376.2	$517.1	$(140.9)

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Net Income Attributable to Principal Financial Group, Inc.

Net income attributable to Principal Financial Group, Inc. decreased primarily due to net realized capital losses in 2022 compared to net realized capital gains in 2021.

Total Revenues

Premiums increased $51.8 million for the U.S. Insurance Solutions segment primarily due to growth in the business.

Fees and other revenues increased $20.8 million for the Principal Global Investors segment primarily due to higher management fee revenue as a result of increased average AUM.

For net investment income and net realized capital gains (losses) variance information, see “Investments — Investment Results” under the captions “Net Investment Income” and “Net Realized Capital Gains (Losses),” respectively.

Total Expenses

Benefits, claims and settlement expenses increased for the U.S. Insurance Solutions segment primarily due to growth of $37.1 million in our Specialty Benefits insurance business, and a $12.3 million increase in our Individual Life insurance business from lower realized losses, which drove a smaller decrease in reserves. Benefits, claims and settlement expenses increased $31.0 million for the Retirement and Income Solutions segment primarily due to an increase in reserves, stemming from higher sales of single premium group annuities with life contingencies.

Operating expenses decreased $51.7 million for the Corporate segment primarily due to a decrease in amounts credited to employee accounts in a nonqualified defined contribution pension plan. Operating expenses increased $25.4 million for the U.S. Insurance Solutions segment primarily due to growth. Operating expenses increased $17.3 million for the Retirement and Income Solutions segment primarily due to an increase in DAC amortization expense resulting from unfavorable market performance in 2022 compared to favorable in 2021. Operating expenses increased $8.4 million for the Principal Global Investors segment largely due to an increase in non-variable staff costs.

Income Taxes

The effective income tax rate decreased to 11% for the three months ended March 31, 2022, from 16% for the three months ended March 31, 2021, primarily due to a 3% impact of a decrease in pre-tax income with no proportionate decrease in permanent tax differences and a 1% impact related to a decrease in state income taxes. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 6, Income Taxes” for a reconciliation of the corporate income tax rate to the effective income tax rate.

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

The following table presents the Retirement and Income Solutions net revenue for the periods indicated:

	For the three months ended
	March 31,
			Increase
	2022	2021	(decrease)

	(in millions)
Retirement and Income Solutions – Fee	$530.9	$511.6	$19.3
Retirement and Income Solutions – Spread	245.2	228.1	17.1
Total Retirement and Income Solutions	$776.1	$739.7	$36.4

The following table presents certain summary financial data relating to the Retirement and Income Solutions segment for the periods indicated:

	For the three months ended
	March 31,
			Increase
	2022	2021	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$123.3	$105.3	$18.0
Fees and other revenues	463.8	460.0	3.8
Net investment income	695.9	658.7	37.2
Total operating revenues	1,283.0	1,224.0	59.0
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	506.9	484.3	22.6
Operating expenses	458.2	451.7	6.5
Total expenses	965.1	936.0	29.1
Pre-tax operating earnings	$317.9	$288.0	$29.9

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Pre-Tax Operating Earnings

Pre-tax operating earnings increased in our Fee businesses primarily due to an $11.2 million increase resulting from revenue associated with our Principal Deposit Sweep program stemming from increased deposits, a $4.4 million increase in fee revenue primarily resulting from continued growth in the equity markets and a $2.9 million decrease in nondeferrable commission expense stemming from lower sales of commission eligible products. The increase in our Fee pre-tax operating earnings was offset by a $15.0 million increase in DAC amortization expense resulting from unfavorable market performance in 2022 compared to favorable in 2021. Pre-tax operating earnings increased in our Spread businesses primarily due to a $33.1 million increase in variable investment income partially offset by a $10.5 million decrease primarily due to a decline in COVID-19 related reserve gains.

Net Revenue

Net revenue increased in our Fee business primarily due to an $11.2 million increase resulting from revenue associated with our Principal Deposit Sweep program stemming from increased deposits and a $4.4 million increase in fee revenue primarily resulting from continued growth in the equity markets. Net revenue increased in our Spread business primarily due to a $33.1 million increase in variable investment income partially offset by a $10.5 million decrease primarily due to a decline in COVID-19 related reserve gains.

Operating Expenses

Operating expenses increased in our Fee business primarily due to a $15.0 million increase in DAC amortization expense resulting from unfavorable market performance in 2022 compared to favorable in 2021 partially offset by a $2.9 million decrease in nondeferrable commission expense stemming from lower sales of commission eligible products. Operating expenses decreased in our Spread business primarily due to a $7.4 million decrease relating to our declining block of fixed annuity business.

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

The following table presents the AUM rollforward for assets managed by Principal Global Investors for the periods indicated:

	For the three months ended March 31,
	2022	2021

	(in billions)
AUM, beginning of period	$546.5	$502.1
Net cash flow	3.2	(0.5)
Investment performance	(29.1)	6.5
Other	(1.8)	(0.4)
Operations acquired (1)	18.6	—
AUM, end of period	$537.4	$507.7
(1)	Effective in the first quarter of 2022, includes the integration of Institutional Asset Advisory, which is associated with our IRT business.

The following table presents certain summary financial data relating to the Principal Global Investors segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2022	2021	(decrease)

	(in millions)
Operating revenues:
Fees and other revenues	$434.9	$414.1	$20.8
Net investment income	0.4	1.1	(0.7)
Total operating revenues	435.3	415.2	20.1
Expenses:
Total expenses	290.4	272.7	17.7

Pre-tax operating earnings attributable to noncontrolling interest	1.5	1.4	0.1
Pre-tax operating earnings	$143.4	$141.1	$2.3

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Pre-Tax Operating Earnings

Pre-tax operating earnings increased primarily due to $23.0 million higher management fee revenue as a result of increased average AUM. This was partially offset by a $12.4 million increase in variable compensation expense and a $5.9 million increase in non-variable staff costs.

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

The following table presents the Principal International segment AUM rollforward for the periods indicated:

	For the three months ended March 31,
	2022	2021

	(in billions)
AUM, beginning of period	$152.1	$165.2
Net cash flow	(0.5)	1.4
Investment performance	(1.4)	0.7
Effect of exchange rates	13.6	(6.6)
Other	(0.3)	(0.4)
AUM, end of period	$163.5	$160.3

Net revenue is a key metric used to understand the earnings growth for the Principal International segment. The following table presents the net revenue of the Principal International segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2022	2021	(decrease)

	(in millions)
Net revenue	$166.9	$186.3	$(19.4)

The following table presents certain summary financial data relating to the Principal International segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2022	2021	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$10.3	$27.3	$(17.0)
Fees and other revenues	111.6	122.9	(11.3)
Net investment income	193.0	157.8	35.2
Total operating revenues	314.9	308.0	6.9
Expenses:
Benefits, claims and settlement expenses	148.0	121.7	26.3
Operating expenses	108.4	110.5	(2.1)
Total expenses	256.4	232.2	24.2

Pre-tax operating earnings attributable to noncontrolling interest	0.4	0.7	(0.3)
Pre-tax operating earnings	$58.1	$75.1	$(17.0)

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased in Latin America primarily due to $23.1 million unfavorable relative market performance on our required regulatory investments and $3.8 million foreign currency headwinds. These were partially offset by $13.9 million higher earnings from our equity method investments in Brazil. Pre-tax operating earnings decreased $4.0 million in Asia primarily due to lower management fee revenue as a result of lower average AUM.

Net Revenue

Net revenue decreased in Latin America primarily due to $23.6 million unfavorable relative market performance on our required regulatory investments and $8.5 million foreign currency headwinds. These were partially offset by $13.9 million higher earnings from our equity method investments in Brazil.

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

The following table presents the U.S. Insurance Solutions segment premium and fees for the periods indicated:

	For the three months ended March 31,
			Increase
	2022	2021	(decrease)

	(in millions)
Premium and fees:
Specialty Benefits insurance	$674.3	$613.8	$60.5
Individual Life insurance	330.2	331.1	(0.9)

The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2022	2021	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$754.3	$702.5	$51.8
Fees and other revenues	250.1	242.4	7.7
Net investment income	236.6	230.0	6.6
Total operating revenues	1,241.0	1,174.9	66.1
Expenses:
Benefits, claims and settlement expenses	795.2	770.8	24.4
Dividends to policyholders	23.1	18.2	4.9
Operating expenses	306.9	290.7	16.2
Total expenses	1,125.2	1,079.7	45.5

Pre-tax operating earnings	$115.8	$95.2	$20.6

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Pre-Tax Operating Earnings

Pre-tax operating earnings in our Specialty Benefits insurance business increased $8.4 million due to growth in the business and $7.6 million due to improved claim experience.

Operating Revenues

Premiums and fees increased primarily due to growth in the business.

Net investment income in our Individual Life insurance business increased $11.5 million from higher variable investment income and $4.2 million from growth in invested assets, offset by $8.2 million from mark-to-market changes on options associated with our indexed universal life insurance business.

Total Expenses

Benefits, claims and settlement expenses in our Specialty Benefits insurance business increased $37.1 million due to growth in the business, partially offset by $7.6 million in improved claim experience. Benefits, claims and settlement expenses in our Individual Life insurance business decreased $8.9 million from reserves and interest credited associated with our indexed universal life business, offset by a $4.5 million increase in claims.

Dividends to policyholders in our Individual Life insurance business increased primarily due to lower claims in the Closed Block business.

Operating expenses in our Specialty Benefits insurance business increased $15.6 million due to growth in the business.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2022	2021	(decrease)

	(in millions)
Operating revenues:
Total operating revenues	$(0.3)	$(8.6)	$8.3
Expenses:
Total expenses	114.8	85.9	28.9

Pre-tax operating earnings (losses) attributable to noncontrolling interest	13.9	(0.7)	14.6
Pre-tax operating losses	$(129.0)	$(93.8)	$(35.2)

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Pre-Tax Operating Losses

Pre-tax operating losses increased primarily due to $22.2 million lower net investment income largely resulting from mark-to-market losses on investments, a $6.5 million increase in strategic initiatives funded by the Corporate segment and a $6.3 million increase in compensation costs, excluding pension and OPEB expenses, largely due to an increase in non-variable staff costs.

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

We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised at inopportune times. For example, as of March 31, 2022, approximately $14.3 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain surrender charges and other provisions limiting early surrenders.

The following table summarizes the withdrawal characteristics of our domestic general account investment contracts as of March 31, 2022.

	Contractholder funds	Percentage
	(in millions)
Not subject to discretionary withdrawal	$15,584.1	43.7%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	9,680.6	27.2
Market value adjustments	5,367.2	15.1
Subject to discretionary withdrawal without adjustments	4,975.2	14.0
Total domestic investment contracts	$35,607.1	100.0%

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

We had the following short-term credit facilities with various financial institutions as of March 31, 2022:

	Financing			Amount
Obligor/Applicant	structure	Maturity	Capacity	outstanding (3)

			(in millions)
PFG, PFS and Principal Life as co-borrowers (1)	Credit facility	November 2023	$600.0	$200.0
PFG, PFS, Principal Life and Principal Financial Services V (UK) Ltd as co-borrowers (1)	Credit facility	November 2023	200.0	—
Principal International Chile (2)	Unsecured lines of credit		142.8	79.4
Total			$942.8	$279.4
(1)	The credit facility is supported by eighteen banks.
(2)	The unsecured lines of credit can be used for repurchase agreements or other borrowings. Each line has a maturity of less than one year.
(3)	The amount outstanding is reported in short-term debt on the consolidated statements of financial position.

The revolving credit facilities are committed and available for general corporate purposes. These credit facilities also provide 100% back-stop support for our commercial paper program, of which we had $200.0 million and $0.0 million outstanding balances as of March 31, 2022 and December 31, 2021, respectively. Most of the banks supporting the credit facilities have other relationships with us. Due to the financial strength and the strong relationships we have with these providers, we are comfortable we have very low risk the financial institutions would be unable or unwilling to fund these facilities.

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

Total stockholder dividends paid by Principal Life to its parent for the three months ended March 31, 2022, were $400.0 million, all of which was extraordinary and approved by the Commissioner. As of March 31, 2022, we had $1,849.1 million of cash and liquid assets held in our holding companies and other subsidiaries, which is available for corporate purposes. Corporate balances held in foreign holding companies meet the indefinite reinvestment exception.

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

Net cash provided by operating activities was $31.5 million and $140.8 million for the three months ended March 31, 2022 and 2021, respectively. Our insurance business typically generates positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The decrease in cash provided by operating activities was primarily due to fluctuations in receivables and payables associated with the timing of settlements in 2022 as compared to 2021.

Net cash provided by investing activities was $126.8 million for the three months ended March 31, 2022, compared to net cash used in investing activities of $1,019.2 million for the three months ended March 31, 2021. The increase in cash provided in investing activities was primarily due to increased sales and maturities, net of purchases, of available-for-sale securities in 2022 as compared to 2021.

Net cash provided by financing activities was $250.9 million and $32.1 million for the three months ended March 31, 2022 and 2021, respectively. The increase in cash provided by financing activities was primarily due to increased banking operation deposits related to our Principal Deposit Sweep program, higher net investment contract deposits and net commercial paper borrowings in 2022 as compared to 2021. These increases were partially offset by increased share repurchases in 2022 primarily related to our 2022 accelerated share repurchase agreement.

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

Guarantors and Issuers of Guaranteed Securities. PFG has issued certain notes pursuant to transactions registered under the Securities Act of 1933. Such notes include all currently outstanding senior notes and junior subordinated notes, which are subordinated to all our senior debt (collectively, the “registered notes”). For additional information on the senior notes and junior subordinated notes, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 9, Debt” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

	March 31, 2022	December 31, 2021

	(in millions)
Summary Statements of Financial Position Information:
Total investments	$469.3	$1,338.2
Cash and cash equivalents	941.2	516.4
Goodwill	618.5	618.5
Other intangibles	468.5	475.5
Other assets	411.4	385.7
Due from non-obligor subsidiaries	216.7	208.2
Total assets	3,137.2	3,593.8
Long-term debt	4,227.0	4,226.1
Other liabilities	573.5	563.6
Due to non-obligor subsidiaries	822.6	904.7
Total liabilities	5,662.7	5,741.2

	For the three months ended	For the year ended
	March 31, 2022	December 31, 2021

	(in millions)
Summary Statements of Operations Information:
Total revenues	$(47.2)	$223.7
Total expenses	159.0	649.7
Net loss	(144.2)	(335.3)

Short-Term Debt. The components of short-term debt were as follows:

	March 31, 2022	December 31, 2021

	(in millions)
Other recourse short-term debt	$279.4	$79.8
Total short-term debt	$279.4	$79.8

The short-term credit facilities are used for general corporate purposes and borrowings outstanding can fluctuate as part of working capital management.

Long-Term Debt. As of March 31, 2022, no significant changes have occurred to long-term debt since December 31, 2021.

Contingent Funding Agreements for Senior Debt Issuance. In March 2018, we entered into two contingent funding agreements that give us the right at any time over a ten-year or thirty-year period to issue up to $400.0 million or $350.0 million, respectively, of senior notes.

Stockholders’ Equity. The following table summarizes our return of capital to common stockholders.

	For the three months ended	For the year ended
	March 31, 2022	December 31, 2021

	(in millions)
Dividends to stockholders	$167.0	$654.1
Repurchase of common stock (1)	754.1	937.2
Total cash returned to common stockholders	$921.1	$1,591.3
(1)	Includes common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.

In March 2022, we entered into an accelerated share repurchase program with a third party financial institution to repurchase $700.0 million of common stock.

For additional stockholders’ equity information, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 9, Stockholders’ Equity.”

Capitalization

The following table summarizes our capital structure:

	March 31, 2022	December 31, 2021

	($ in millions)
Debt:
Short-term debt	$279.4	$79.8
Long-term debt	4,280.4	4,280.2
Total debt	4,559.8	4,360.0

Total stockholders’ equity attributable to PFG	11,897.6	16,069.4
Total capitalization	$16,457.4	$20,429.4
Debt to equity	38%	27%
Debt to capitalization	28%	21%

Contractual Obligations and Contractual Commitments

As of March 31, 2022, we had no unique material cash requirements from known contractual and other obligations.

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

Guarantees and Indemnifications. As of March 31, 2022, no significant changes to guarantees and indemnifications have occurred since December 31, 2021. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 8, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

Financial Strength and Credit Ratings

Our ratings are influenced by the relative ratings of our peers/competitors as well as many other factors including our operating and financial performance, capital levels, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage and other factors.

In March 2022, A.M. Best affirmed the financial strength ratings of Principal Life and Principal National Life Insurance Company (“PNLIC”) at ‘A+’. Concurrently, A.M. Best affirmed the long-term issuer credit ratings at ‘aa’. The outlook remains ‘stable’ for all credit ratings. The ratings reflect our balance sheet strength, which A.M. Best assesses as very strong, as well as our strong operating performance, favorable business profile and very strong enterprise risk management.

In January 2022, Moody’s affirmed the ‘A1’ financial strength ratings of Principal Life and PNLIC. Moody’s also affirmed PFG’s senior unsecured debt at ‘Baa1’, which is guaranteed by PFS. The outlook for PFG, Principal Life and its affiliates has been changed to ‘stable’ from ‘positive’. The rating action follows the announcement of the Reinsurance Transaction. The outlook revision reflects positive credit attributes offset by the introduction of counterparty risk and uncertainty with PFG’s operations in Chile.

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

As of March 31, 2022, 46% of our net assets (liabilities) were Level 1, 53% were Level 2 and 1% were Level 3. Excluding separate account assets as of March 31, 2022, 4% of our net assets (liabilities) were Level 1, 94% were Level 2 and 2% were Level 3.

As of December 31, 2021, 46% of our net assets (liabilities) were Level 1, 53% were Level 2 and 1% were Level 3. Excluding separate account assets as of December 31, 2021, 4% of our net assets (liabilities) were Level 1, 95% were Level 2 and 1% were Level 3.

Changes in Level 3 Fair Value Measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2022, were $2,256.3 million as compared to $1,672.2 million as of December 31, 2021. The increase was primarily related to an increase in manually priced private corporate credit securities and a reduction of variable annuity liabilities due to an increase in interest rates during the quarter.

Investments

We had total consolidated assets as of March 31, 2022, of $291,538.5 million, of which $103,182.9 million were invested assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk; therefore, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of March 31, 2022, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans.

	March 31, 2022		December 31, 2021
	Carrying amount	% of total	Carrying amount	% of total

	($ in millions)
Fixed maturities:
Public	$44,578.5	43%	$49,964.1	46%
Private	27,249.9	26	28,612.6	26
Equity securities	2,260.4	2	2,347.2	2
Mortgage loans:
Commercial	16,794.1	16	16,350.8	15
Residential	3,748.6	4	3,317.9	3
Real estate held for sale	123.5	—	88.7	—
Real estate held for investment	2,016.1	2	1,986.7	2
Policy loans	766.7	1	759.6	1
Other investments	5,645.1	6	5,478.3	5
Total invested assets	103,182.9	100%	108,905.9	100%
Cash and cash equivalents	2,741.2		2,332.0
Total invested assets and cash	$105,924.1		$111,237.9

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

	For the three months ended March 31,
	2022		2021		Increase (decrease)
	Yield	Amount	Yield	Amount	Yield	Amount

	($ in millions)
Fixed maturities	3.6%	$655.1	3.8%	$672.6	(0.2)%	$(17.5)
Equity securities (1)	(0.7)	(3.9)	2.1	11.9	(2.8)	(15.8)
Mortgage loans - commercial	3.7	153.3	3.9	153.2	(0.2)	0.1
Mortgage loans - residential	5.2	46.2	5.2	28.2	—	18.0
Real estate	12.2	64.5	6.8	31.0	5.4	33.5
Policy loans	5.0	9.5	5.1	10.0	(0.1)	(0.5)
Cash and cash equivalents	0.3	1.6	0.2	1.0	0.1	0.6
Other investments	16.1	223.9	11.4	147.9	4.7	76.0
Total	4.3	1,150.2	4.2	1,055.8	0.1	94.4
Investment expenses	(0.1)	(32.1)	(0.1)	(27.7)	—	(4.4)
Net investment income	4.2%	$1,118.1	4.1%	$1,028.1	0.1%	$90.0
(1)	Negative due to negative market performance on non-OPEB mutual funds and required regulatory investments.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Net investment income increased primarily due to higher inflation-based investment returns on our Latin America average invested assets and cash as well as favorable U.S. market performance on certain alternative investments.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains (losses) for the periods indicated.

	For the three months ended March 31,
			Increase
	2022	2021	(decrease)

	(in millions)
Fixed maturities, available-for-sale – credit losses, including credit sales (1)	$(6.1)	$(4.6)	$(1.5)
Commercial mortgage loans – credit gains (losses)	(20.2)	0.9	(21.1)
Other – credit gains (losses)	0.6	3.8	(3.2)
Fixed maturities, available-for-sale and trading – noncredit	38.8	21.6	17.2
Derivatives and related hedge activities (2)	41.8	114.3	(72.5)
Other gains (losses)	(165.4)	15.4	(180.8)
Net realized capital gains (losses) (3)	$(110.5)	$151.4	$(261.9)
(1)	Includes credit sales, adjustments to the credit loss valuation allowance, write-offs and recoveries on available-for-sale securities.
(2)	Includes fixed maturities, trading net gains (losses) of $(7.9) million and $(3.6) million for the three months ended March 31, 2022 and 2021, respectively, which are a component of the GMWB embedded derivative hedging program net realized capital gains (losses) reflected in this line.
(3)	Net realized capital gains (losses) can be volatile due to credit losses from invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Net realized capital losses in 2022 as compared to gains in 2021 were primarily due to losses on interest rate swaps not designated as hedging instruments due to increases in rates, losses from equity securities and sponsored investment funds due to equity market declines, and a current year increase in our commercial mortgage valuation allowance. These decreases were partially offset by gains versus losses from GMWB embedded derivatives, including changes in the spread reflecting our own creditworthiness, and related hedging instruments, gains on currency derivatives due to changes in rates and net gains on the sale of available-for-sale fixed maturity securities.

U.S. Investment Operations

Of our invested assets, $95,762.1 million were held by our U.S. operations as of March 31, 2022. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our Investment Committee, appointed by our Board, is responsible for establishing investment policies and monitoring risk limits and tolerances. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect customers’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

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

We purchase credit default swaps to hedge certain credit exposures in our investment portfolio. We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $140.0 million and $145.0 million as of March 31, 2022 and December 31, 2021, respectively. We sell credit default swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 4, Derivative Financial Instruments” under the caption, “Credit Derivatives Sold.”

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

	Weighted average loan-to-value ratio		Debt service coverage ratio
	March 31, 2022	December 31, 2021	March 31, 2022		December 31, 2021
New mortgages	49%	50%	2.8	x	3.2	x
Entire mortgage portfolio	46%	46%	2.6	x	2.5	x

We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, were $5,043.9 million and 3.9%, respectively, as of March 31, 2022, and $5,072.3 million and 3.9%, respectively, as of December 31, 2021. In addition, the amortized cost and weighted average yield of RMBS, residential collateralized mortgage obligations, and asset-backed securities - home equity with material prepayment risk were $5,852.4 million and 2.4%, respectively, as of March 31, 2022, and $7,131.1 million and 2.2%, respectively, as of December 31, 2021.

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

	March 31, 2022		December 31, 2021
	Carrying amount	% of total	Carrying amount	% of total

	($ in millions)
Fixed maturities:
Public	$41,447.0	43%	$46,975.5	46%
Private	27,202.4	28	28,577.9	28
Equity securities	978.1	1	1,051.5	1
Mortgage loans:
Commercial	16,285.4	17	15,920.1	16
Residential	3,330.4	4	2,942.6	3
Real estate held for sale	107.5	—	74.2	—
Real estate held for investment	2,015.7	2	1,986.4	2
Policy loans	751.5	1	745.7	1
Other investments	3,644.1	4	3,671.7	3
Total invested assets	95,762.1	100%	101,945.6	100%
Cash and cash equivalents	2,549.7		2,074.8
Total invested assets and cash	$98,311.8		$104,020.4

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities. Included in the privately placed category as of March 31, 2022 and December 31, 2021, were $17.6 billion and $18.3 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

Fixed maturities were diversified by category of issuer, as shown in the following table for the periods indicated.

	March 31, 2022		December 31, 2021
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total

	($ in millions)
U.S. government and agencies	$1,849.6	3%	$2,067.1	3%
Non-U.S. governments	868.6	1	949.5	1
States and political subdivisions	8,220.7	12	9,289.9	12
Corporate - public	20,742.1	30	23,042.1	31
Corporate - private	18,905.6	28	20,251.8	27
Residential mortgage-backed pass-through securities	1,967.5	3	3,262.7	4
Commercial mortgage-backed securities	5,416.7	8	5,556.1	7
Residential collateralized mortgage obligations	3,556.3	5	3,834.8	5
Asset-backed securities	7,122.3	10	7,299.4	10
Total fixed maturities	$68,649.4	100%	$75,553.4	100%

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 16% of total fixed maturities as of both March 31, 2022, and December 31, 2021. It is comprised of corporate and foreign government fixed maturities. The following table presents the carrying amount of our international exposure for our U.S. operation’s fixed maturities portfolio for the periods indicated.

	March 31, 2022	December 31, 2021

	(in millions)
European Union, excluding UK	$2,477.1	$2,876.6
United Kingdom	1,893.4	2,079.0
Australia/New Zealand	1,849.1	2,060.3
Latin America	1,514.9	1,578.6
Asia-Pacific	1,219.8	1,364.3
Middle East and Africa	919.2	920.7
Europe, non-European Union	546.9	713.7
Other (1)	244.5	253.7
Total	$10,664.9	$11,846.9
(1)	Includes exposure from one country and various supranational organizations as of both March 31, 2022 and December 31, 2021.

International fixed maturities exposure is determined by the country of risk of the obligor entity. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of March 31, 2022 and December 31, 2021, our investments in Canada totaled $1,543.9 million and $1,839.5 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The following table presents our top ten exposures as of March 31, 2022.

Amortized cost
(in millions)
Berkshire Hathaway Inc.	$252.4
Comcast Corporation	242.3
Sempra Energy	240.7
Duke Energy Corporation	230.8
Bank of America Corporation	220.7
The Walt Disney Company	216.1
NextEra Energy, Inc	210.5
Emirate of Abu Dhabi	210.4
Mars, Incorporated	196.5
Anheuser-Busch InBev SA/NV	195.8
Total top ten exposures	$2,216.2

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

	March 31, 2022			December 31, 2021
			Percent of			Percent of
	Amortized	Carrying	carrying	Amortized	Carrying	carrying
NAIC designation	cost	amount	amount	cost	amount	amount

	($ in millions)
1	$44,139.6	$43,721.3	64%	$46,117.2	$49,166.2	65%
2	21,083.5	21,251.2	31	20,140.8	22,094.8	29
3	3,494.2	3,384.2	5	3,909.7	4,016.5	6
4	230.7	225.6	—	245.2	242.2	—
5	43.5	34.5	—	34.4	28.9	—
6	64.5	32.6	—	3.6	4.8	—
Total fixed maturities	$69,056.0	$68,649.4	100%	$70,450.9	$75,553.4	100%

Fixed maturities included 63 securities with an amortized cost of $796.7 million, gross gains of $0.4 million, gross losses of $36.0 million and a carrying amount of $761.1 million as of March 31, 2022, that were still pending a review and assignment of a designation by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, we will always have securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent designation is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities. As of March 31, 2022, based on amortized cost, 95% of our CMBS portfolio had an NAIC designation of 1.

The following table presents our exposure by credit quality based on NAIC designations for our CMBS portfolio as of the periods indicated.

	March 31, 2022		December 31, 2021
	Amortized	Carrying	Amortized	Carrying
NAIC designation	cost	amount	cost	amount

	(in millions)
1	$5,351.8	$5,161.2	$5,169.9	$5,285.8
2	174.9	168.4	169.5	176.3
3	84.0	80.9	84.2	87.4
4	5.1	4.9	5.1	5.3
5	—	—	—	—
6	1.6	1.3	1.6	1.3
Total (1)	$5,617.4	$5,416.7	$5,430.3	$5,556.1
(1)	The CMBS portfolio included agency CMBS with a $563.9 million amortized cost and a $547.0 million carrying amount as of March 31, 2022, and a $405.5 million amortized cost and a $410.3 million carrying amount as of December 31, 2021.

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

	March 31, 2022	December 31, 2021

	($ in millions)
Total fixed maturities (public and private)	$68,649.4	$75,553.4
Problem fixed maturities (1)	$20.1	$20.5
Potential problem fixed maturities	45.3	5.7
Total problem, potential problem and restructured fixed maturities	$65.4	$26.2
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	0.10%	0.03%
(1)	The problem fixed maturities carrying amount is net of the credit loss valuation allowance.

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

The net realized loss relating to the change in the allowance for credit loss and credit related sales of fixed maturities was $5.0 million and $4.6 million for the three months ended March 31, 2022 and 2021, respectively.

Fixed Maturities Available-for-Sale

The following tables present our fixed maturities available-for-sale by industry category, as of the periods indicated.

	March 31, 2022
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount

	(in millions)
Finance — Banking	$4,340.0	$94.8	$113.0	$—	$4,321.8
Finance — Brokerage	709.4	19.8	31.6	—	697.6
Finance — Finance Companies	483.2	1.6	19.9	—	464.9
Finance — Financial Other	1,115.0	4.5	54.7	—	1,064.8
Finance — Insurance	2,820.6	175.0	75.2	—	2,920.4
Finance — Real estate investment trusts (“REITs”)	2,144.2	30.2	77.9	—	2,096.5
Industrial — Basic Industry	1,853.4	68.1	75.9	—	1,845.6
Industrial — Capital Goods	2,295.4	74.8	69.4	—	2,300.8
Industrial — Communications	3,181.0	191.5	81.7	—	3,290.8
Industrial — Consumer Cyclical	1,868.7	29.5	73.3	—	1,824.9
Industrial — Consumer Non-Cyclical	4,546.9	144.5	114.2	—	4,577.2
Industrial — Energy	2,963.3	163.4	70.2	—	3,056.5
Industrial — Other	851.9	9.9	21.0	—	840.8
Industrial — Technology	2,518.0	61.9	80.8	7.5	2,491.6
Industrial — Transportation	2,182.9	50.8	43.3	—	2,190.4
Utility — Electric	4,062.0	135.4	125.3	—	4,072.1
Utility — Natural Gas	694.3	17.7	24.3	—	687.7
Utility — Other	444.6	4.1	23.8	—	424.9
Government guaranteed	265.9	22.2	6.1	—	282.0
Total corporate securities	39,340.7	1,299.7	1,181.6	7.5	39,451.3

Residential mortgage-backed pass-through securities	1,968.5	10.0	81.2	—	1,897.3
Commercial mortgage-backed securities	5,593.7	14.9	215.3	0.3	5,393.0
Residential collateralized mortgage obligations	3,725.0	22.2	190.9	—	3,556.3
Asset-backed securities — Home equity (1)	86.7	7.1	0.6	0.1	93.1
Asset-backed securities — All other	3,219.9	1.2	93.0	—	3,128.1
Collateralized debt obligations — Credit	16.8	—	5.1	—	11.7
Collateralized debt obligations — CMBS	—	0.8	—	—	0.8
Collateralized debt obligations — Loans	3,902.5	2.1	28.5	—	3,876.1
Total mortgage-backed and other asset-backed securities	18,513.1	58.3	614.6	0.4	17,956.4

U.S. government and agencies	1,913.5	12.3	76.7	—	1,849.1
States and political subdivisions	8,173.1	308.8	266.3	—	8,215.6
Non-U.S. governments	804.9	75.1	13.7	—	866.3
Total fixed maturities, available-for-sale	$68,745.3	$1,754.2	$2,152.9	$7.9	$68,338.7
(1)	This exposure is all related to sub-prime mortgage loans.

	December 31, 2021
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount

	(in millions)
Finance — Banking	$4,746.3	$333.3	$15.2	$—	$5,064.4
Finance — Brokerage	798.8	78.9	5.6	—	872.1
Finance — Finance Companies	524.9	24.8	0.7	—	549.0
Finance — Financial Other	987.4	36.5	1.1	—	1,022.8
Finance — Insurance	2,845.8	400.5	6.7	—	3,239.6
Finance — REITs	2,260.1	148.0	4.8	—	2,403.3
Industrial — Basic Industry	1,794.6	170.7	3.5	—	1,961.8
Industrial — Capital Goods	2,299.1	205.6	8.8	—	2,495.9
Industrial — Communications	3,140.3	407.0	10.6	—	3,536.7
Industrial — Consumer Cyclical	1,905.8	99.8	11.3	—	1,994.3
Industrial — Consumer Non-Cyclical	4,684.6	500.7	13.8	—	5,171.5
Industrial — Energy	2,669.8	335.6	7.1	—	2,998.3
Industrial — Other	760.6	44.5	0.7	—	804.4
Industrial — Technology	2,629.8	207.2	9.6	4.5	2,822.9
Industrial — Transportation	2,119.5	193.3	2.7	—	2,310.1
Utility — Electric	3,970.7	434.2	18.2	—	4,386.7
Utility — Natural Gas	644.6	72.4	2.8	—	714.2
Utility — Other	447.7	29.8	4.2	—	473.3
Government guaranteed	256.1	39.5	0.1	—	295.5
Total corporate securities	39,486.5	3,762.3	127.5	4.5	43,116.8

Residential mortgage-backed pass-through securities	3,113.1	59.0	26.8	—	3,145.3
Commercial mortgage-backed securities	5,404.7	157.0	30.9	0.3	5,530.5
Residential collateralized mortgage obligations	3,781.5	92.4	39.1	—	3,834.8
Asset-backed securities — Home equity (1)	119.1	12.0	0.1	0.1	130.9
Asset-backed securities — All other	3,585.7	26.7	19.2	—	3,593.2
Collateralized debt obligations — Credit	16.8	—	5.1	—	11.7
Collateralized debt obligations — CMBS	—	0.9	—	—	0.9
Collateralized debt obligations — Loans	3,547.9	3.6	4.5	—	3,547.0
Total mortgage-backed and other asset-backed securities	19,568.8	351.6	125.7	0.4	19,794.3

U.S. government and agencies	1,957.7	146.3	37.4	—	2,066.6
States and political subdivisions	8,272.0	1,029.0	16.6	—	9,284.4
Non-U.S. governments	821.6	127.5	2.1	—	947.0
Total fixed maturities, available-for-sale	$70,106.6	$5,416.7	$309.3	$4.9	$75,209.1
(1)	This exposure is all related to sub-prime mortgage loans.

Of the $2,152.9 million in gross unrealized losses as of March 31, 2022, $3.4 million in losses were attributed to securities scheduled to mature in one year or less, $143.6 million attributed to securities scheduled to mature between one to five years, $476.5 million attributed to securities scheduled to mature between five to ten years, $914.8 million attributed to securities scheduled to mature after ten years and $614.6 million related to mortgage-backed and other ABS that are not classified by maturity year. As of March 31, 2022, we were in a $398.7 million net unrealized loss position as compared to a $5,107.4 million net unrealized gain position as of December 31, 2021. The $5,506.1 million decrease in net unrealized gains for the three months ended March 31, 2022, can be attributed to an approximate 53 basis points increase in interest rates plus widening of credit spreads.

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

The following table presents our fixed maturities available-for-sale by investment grade and below investment grade as of the periods indicated.

	March 31, 2022					December 31, 2021
		Gross	Gross	Allowance			Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount	cost	gains	losses	loss	amount

	(in millions)
Investment grade:
Public	$40,005.2	$1,345.3	$1,174.7	$0.3	$40,175.5	$41,401.6	$4,000.6	$179.3	$0.2	$45,222.7
Private	24,968.8	373.9	794.8	—	24,547.9	24,557.3	1,276.7	94.8	—	25,739.2
Below investment grade:
Public	1,110.9	17.8	44.3	—	1,084.4	1,428.4	90.8	8.9	—	1,510.3
Private	2,660.4	17.2	139.1	7.6	2,530.9	2,719.3	48.6	26.3	4.7	2,736.9
Total fixed maturities, available-for-sale	$68,745.3	$1,754.2	$2,152.9	$7.9	$68,338.7	$70,106.6	$5,416.7	$309.3	$4.9	$75,209.1

The following tables present the carrying amount and the gross unrealized losses on our fixed maturities available-for-sale for which an allowance for credit loss has not been recorded by grade and aging category as of March 31, 2022 and December 31, 2021, respectively.

	March 31, 2022
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses

	(in millions)
Investment grade:
Three months or less	$14,380.1	$591.1	$9,661.9	$374.7	$24,042.0	$965.8
Greater than three to six months	2,482.6	187.9	2,686.6	160.6	5,169.2	348.5
Greater than six to nine months	1,851.6	170.4	1,918.9	133.8	3,770.5	304.2
Greater than nine to twelve months	48.2	3.1	231.0	7.3	279.2	10.4
Greater than twelve to twenty-four months	1,271.5	209.5	1,047.3	104.3	2,318.8	313.8
Greater than twenty-four to thirty-six months	195.2	13.7	178.6	8.0	373.8	21.7
Greater than thirty-six months	55.0	6.1	129.3	6.5	184.3	12.6
Total fixed maturities, available-for-sale	$20,284.2	$1,181.8	$15,853.6	$795.2	$36,137.8	$1,977.0

	March 31, 2022
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses

	(in millions)
Below investment grade:
Three months or less	$504.9	$18.2	$856.6	$63.8	$1,361.5	$82.0
Greater than three to six months	86.2	9.2	172.8	19.9	259.0	29.1
Greater than six to nine months	74.4	8.9	258.2	14.7	332.6	23.6
Greater than nine to twelve months	6.8	0.9	26.7	5.8	33.5	6.7
Greater than twelve to twenty-four months	6.0	1.0	199.9	22.7	205.9	23.7
Greater than twenty-four to thirty-six months	41.4	3.6	43.5	6.6	84.9	10.2
Greater than thirty-six months	11.8	2.5	13.1	5.5	24.9	8.0
Total fixed maturities, available-for-sale	$731.5	$44.3	$1,570.8	$139.0	$2,302.3	$183.3

	March 31, 2022
	Problem, potential		All other fixed
	problem and restructured		maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses

	(in millions)
Estimated fair value had declined and remained below amortized cost by 20% or more:
Three months or less	$39.7	$41.3	$246.8	$74.1	$286.5	$115.4
Greater than three to six months	—	—	1.3	0.8	1.3	0.8
Greater than six to nine months	1.7	0.5	3.0	0.8	4.7	1.3
Greater than nine to twelve months	—	—	0.1	0.2	0.1	0.2
Greater than twelve months	0.2	0.3	14.5	6.9	14.7	7.2
Total fixed maturities, available-for-sale	$41.6	$42.1	$265.7	$82.8	$307.3	$124.9

	December 31, 2021
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses

	(in millions)
Investment grade:
Three months or less	$3,093.0	$20.9	$3,289.2	$16.7	$6,382.2	$37.6
Greater than three to six months	2,419.1	44.9	2,242.1	29.8	4,661.2	74.7
Greater than six to nine months	42.2	0.9	262.5	2.4	304.7	3.3
Greater than nine to twelve months	1,479.4	55.1	824.8	24.7	2,304.2	79.8
Greater than twelve to twenty-four months	748.0	50.0	514.2	15.4	1,262.2	65.4
Greater than twenty-four to thirty-six months	45.0	2.1	4.9	0.1	49.9	2.2
Greater than thirty-six months	61.8	5.2	163.1	5.7	224.9	10.9
Total fixed maturities, available-for-sale	$7,888.5	$179.1	$7,300.8	$94.8	$15,189.3	$273.9

	December 31, 2021
	Public		Private		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses

	(in millions)
Below investment grade:
Three months or less	$96.5	$2.6	$604.3	$2.2	$700.8	$4.8
Greater than three to six months	81.2	2.0	450.7	5.1	531.9	7.1
Greater than six to nine months	7.4	0.3	31.3	1.2	38.7	1.5
Greater than nine to twelve months	6.5	0.7	122.6	3.4	129.1	4.1
Greater than twelve to twenty-four months	18.3	1.1	128.7	6.9	147.0	8.0
Greater than twenty-four to thirty-six months	25.8	0.4	10.4	1.6	36.2	2.0
Greater than thirty-six months	12.5	1.8	13.3	5.5	25.8	7.3
Total fixed maturities, available-for-sale	$248.2	$8.9	$1,361.3	$25.9	$1,609.5	$34.8

	December 31, 2021
	Problem, potential		All other fixed
	problem and restructured		maturity securities		Total
		Gross		Gross		Gross
	Carrying	unrealized	Carrying	unrealized	Carrying	unrealized
	amount	losses	amount	losses	amount	losses

	(in millions)
Estimated fair value had declined and remained below amortized cost by 20% or more:
Three months or less	$2.6	$0.7	$2.6	$0.9	$5.2	$1.6
Greater than three to six months	1.6	0.5	3.5	1.1	5.1	1.6
Greater than six to nine months	—	—	0.3	0.3	0.3	0.3
Greater than nine to twelve months	—	—	0.1	0.3	0.1	0.3
Greater than twelve months	0.2	0.3	15.1	6.7	15.3	7.0
Total fixed maturities, available-for-sale	$4.4	$1.5	$21.6	$9.3	$26.0	$10.8

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

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 24% and 23% of our commercial mortgage loan portfolio before valuation allowance as of March 31, 2022 and December 31, 2021, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The typical borrower in our commercial mortgage loan portfolio is a single purpose entity or single asset entity. As of March 31, 2022 and December 31, 2021, the total number of commercial mortgage loans outstanding were 762 and 750, of which 41% and 41% were for loans with principal balances less than $10.0 million as of March 31, 2022 and December 31, 2021, respectively. The average loan size of our commercial mortgage portfolio was $21.5 million and $21.3 million as of March 31, 2022 and December 31, 2021, respectively.

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

We had two problem commercial mortgage loans with a carrying amount of $38.8 million for which we had a valuation allowance of $28.7 million as of March 31, 2022. We also had one problem commercial mortgage loan with a carrying amount of $8.8 million for which we also had a valuation allowance of $8.8 million as of December 31, 2021.

	March 31, 2022	December 31, 2021

	($ in millions)

Total commercial mortgage loans	$16,285.4	$15,920.1
Problem commercial mortgage loans	$10.1	$—
Total problem, potential problem and restructured commercial mortgage loans	$10.1	$—
Total problem, potential problem and restructured commercial mortgage loans as a percent of total commercial mortgage loans	0.06%	—%

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

Real Estate

Real estate consists primarily of commercial equity real estate. As of March 31, 2022 and December 31, 2021, the carrying amount of our equity real estate investment was $2,123.2 million and $2,060.6 million, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” Real estate held for investment totaled $2,015.7 million and $1,986.4 million as of March 31, 2022 and December 31, 2021, respectively. The carrying value of real estate held for investment is generally adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized capital losses in our consolidated results of operations. No such impairment adjustments were recorded for the three months ended March 31, 2022 or for the year ended December 31, 2021.

The carrying amount of real estate held for sale was $107.5 million and $74.2 million as of March 31, 2022 and December 31, 2021, respectively. Once we identify a real estate property to be sold and it is probable that it will be sold, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. The valuation allowance did not change for the three months ended March 31, 2022 or for the year ended December 31, 2021.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country. As of March 31, 2022, our largest equity real estate portfolio concentration was in the Pacific (40%) region of the United States. By property type, our largest concentrations were in Apartments (38%) and Industrial (27%) as of March 31, 2022.

Other Investments

Our other investments totaled $3,644.1 million as of March 31, 2022, compared to $3,671.7 million as of December 31, 2021. Other investments include interests in unconsolidated entities, which include real estate properties owned jointly with venture partners and operated by the partners; sponsored investment funds; the cash surrender value of company owned and trust owned life insurance; derivative assets and other investments.

International Investment Operations

Of our invested assets, $7,420.8 million were held by our Principal International segment as of March 31, 2022. The assets are primarily managed by the local Principal International affiliate. Due to the regulatory constraints in each location, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets is fixed maturities. The following table excludes invested assets of the separate accounts.

	March 31, 2022		December 31, 2021
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total

	($ in millions)
Fixed maturities:
Public	$3,131.5	42%	$2,988.6	43%
Private	47.5	1	34.7	1
Equity securities	1,282.3	17	1,295.7	19
Mortgage loans:
Commercial	508.7	7	430.7	6
Residential	418.2	6	375.3	5
Real estate held for sale	16.0	—	14.5	—
Real estate held for investment	0.4	—	0.3	—
Policy loans	15.2	—	13.9	—
Other investments:
Direct financing leases	670.3	9	609.5	9
Investment in unconsolidated operating entities	934.8	13	849.9	12
Derivative assets and other investments	395.9	5	347.2	5
Total invested assets	7,420.8	100%	6,960.3	100%
Cash and cash equivalents	191.5		257.2
Total invested assets and cash	$7,612.3		$7,217.5

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

A reduction in our long-term interest rate assumptions may result in increases in our reserves and/or unlocking of our DAC asset and other actuarial balances. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Deferred Acquisition Costs and Other Actuarial Balances” in our Annual Report on Form 10-K for the year ended December 31, 2021.

In addition, we have implemented reinsurance transactions utilizing affiliated reinsurers and highly rated third parties to finance a portion of the statutory reserves for our term life insurance policies and universal life insurance policies with secondary guarantees. We calculate an economic reserve, which represents an estimate of our liability associated with these contracts. The excess of the required statutory reserve over the economic reserve is secured by financing provided by highly rated third parties. The long-term interest rate assumption is a key input in the calculation of the economic reserve. A reduction in our long-term interest rate assumption would reduce the portion of the statutory reserve that can be financed through affiliated reinsurers, thus increasing the amount of invested assets we must maintain to support statutory reserves. For additional information, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Statutory Insurance Financial Information” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
A reduction in the fair value of intangible assets in our reporting units, potentially leading to an impairment of goodwill or other intangible assets

We estimate a hypothetical 100 basis point immediate, parallel decrease in U.S. interest rates would increase segment pre-tax operating earnings by approximately 1-2% over the next 12 months excluding the impact of any potential unlocking of our DAC asset and other actuarial balances. This estimate reflects the impact of routine management actions in response to changes in interest rates, such as reducing the interest rates we credit on contractholder account balances, but does not reflect the impact of other actions management may consider, such as curtailing sales of certain products.

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

Guaranteed Minimum Interest Rate Exposure. The following table provides detail on the differences between the interest rates being credited to contractholders as of March 31, 2022, and the respective guaranteed minimum interest rates (“GMIRs”). Amounts for contracts without significant fee revenues such as GICs, funding agreements, individual fixed income annuities and guaranteed pension contracts are excluded. Account values are broken down by GMIR level within the Retirement and Income Solutions and U.S. Insurance Solutions segments.

	Account values (1)
		Excess of crediting rates over GMIR:
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total

	($ in millions)
Guaranteed minimum interest rate
Retirement and Income Solutions
Up to 1.00%	$555.3	$254.7	$8,518.5	$1,996.8	$1,501.5	$12,826.8
1.01% - 2.00%	143.2	581.3	127.9	350.7	—	1,203.1
2.01% - 3.00%	4,302.6	—	0.1	0.2	—	4,302.9
3.01% - 4.00%	183.7	—	—	—	—	183.7
4.01% and above	21.0	—	—	—	—	21.0
Subtotal	5,205.8	836.0	8,646.5	2,347.7	1,501.5	18,537.5

U.S. Insurance Solutions
Up to 1.00%	—	20.0	—	—	—	20.0
1.01% - 2.00%	328.2	—	392.3	636.9	199.5	1,556.9
2.01% - 3.00%	918.1	1,082.3	820.0	58.9	0.3	2,879.6
3.01% - 4.00%	1,723.4	4.3	20.6	29.2	3.1	1,780.6
4.01% and above	48.1	4.0	3.5	1.6	—	57.2
Subtotal	3,017.8	1,110.6	1,236.4	726.6	202.9	6,294.3

Total	$8,223.6	$1,946.6	$9,882.9	$3,074.3	$1,704.4	$24,831.8
Percentage of total	33.1%	7.8%	39.8%	12.4%	6.9%	100.0%
(1)	Includes only the account values, net of policy loans, for products with GMIRs and discretionary crediting rates.

In addition to the domestic account values shown in the table above, Principal International had $645.6 million of account values with GMIRs in Brazil as of March 31, 2022. The Brazil amount includes account values from an equity method subsidiary, adjusted to reflect the proportion of the subsidiary’s results reflected in our net income. Our liabilities in Principal International are generally denominated in the functional currency of the location of operation. The pattern of interest rate movements in our international operations will likely differ from the pattern of interest rate movements in the U.S.

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

We estimate a hypothetical 100 basis point immediate, parallel increase in interest rates would reduce the net reported fair value of our financial assets and derivatives by $4,616.9 million as of March 31, 2022, compared to $5,479.7 million as of December 31, 2021. This estimate only reflects the change in fair value for financial assets and derivatives reported at fair value on our consolidated statements of financial position. Assets and liabilities not reported at fair value on our consolidated statements of financial position – including mortgage loans, liabilities relating to insurance contracts, investment contracts, debt and bank deposits – are excluded from this sensitivity analysis. We believe the excluded liability items would economically serve as a partial offset to the net interest rate risk of the financial instruments included in the sensitivity analysis. Separate account assets and liabilities are also excluded from this estimate, as any interest rate risk is borne by the holder of the separate account. For more information on fair value measurements, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our net estimated potential loss in fair value as of March 31, 2022, decreased $862.8 million from December 31, 2021, due to a decrease in the balance of fixed maturities, available-for-sale driven by the current rate environment as well as variation in derivative holdings related to various hedging programs.

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

The plan fiduciaries use a Dynamic Asset Allocation strategy for our qualified defined benefit pension plan, which strategically allocates an increasing portion of the assets of the pension plan to fixed income securities as the funding status improves. The intended purpose of using the Dynamic Asset Allocation strategy is that the expected change in the value of the plan assets and the change in pension benefit obligation due to market movements are more likely to have more correlation versus a static allocation of assets between categories. For more information see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefit Plans” and Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Employee and Agent Benefits” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Use of Derivatives to Manage Interest Rate Risk. We use or have used various derivative financial instruments to manage our exposure to fluctuations in interest rates, including interest rate swaps, interest rate options, TBA forwards, bond forwards, treasury forwards, swaptions and futures. We use interest rate swaps, treasury forwards and futures contracts to hedge against changes in the value of the GMWB liability. We use interest rate swaps and have used TBA forwards primarily to more closely match the interest rate characteristics of assets and liabilities. They can be used to change the sensitivity to the interest rate of specific assets and liabilities as well as an entire portfolio. We use bond forwards to fix the purchase price of a bond at a specified date in the future. We use interest rate options to manage prepayment risks in our assets and minimum guaranteed interest rates and lapse risks in our liabilities. We have purchased swaptions to hedge interest rate exposure for certain assets and liabilities.

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

We estimate as of March 31, 2022, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency-denominated instruments identified above because we effectively hedge foreign currency-denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2021. However, fluctuations in foreign currency exchange rates do affect the translation of segment pre-tax operating earnings and equity of our international operations into our consolidated financial statements.

For our Principal International segment, we estimate a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $317.5 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of March 31, 2022, as compared to an estimated $302.9 million, or 10%, reduction as of December 31, 2021. We estimate a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $7.4 million, or 13%, reduction in segment pre-tax operating earnings of our international operations for the three months ended March 31, 2022, as compared to an estimated $9.3 million, or 12%, reduction for the three months ended March 31, 2021.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. We did not have currency swap agreements associated with foreign-denominated liabilities as of March 31, 2022 and December 31, 2021. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $1,076.8 million and $958.9 million as of March 31, 2022 and December 31, 2021, respectively.

With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our Principal International operations had currency swaps with a notional amount of $279.1 million and $283.8 million as of March 31, 2022 and December 31, 2021, respectively. Our Principal International operations also utilized currency forwards with a notional amount of $719.8 million and $721.7 million as of March 31, 2022 and December 31, 2021, respectively.

We use currency forwards to hedge certain foreign-denominated real estate funds in our domestic operations and net equity investments in our foreign operations, including certain sponsored investment funds. We held currency forwards with a notional amount of $382.8 million and $321.9 million as of March 31, 2022 and December 31, 2021, respectively. We have used currency options to hedge currency risk associated with expected cash flows from our foreign operations. No currency options were utilized as of March 31, 2022 or December 31, 2021.

Equity Risk

Equity risk is the risk we will incur economic losses due to adverse fluctuations in equity markets. As of March 31, 2022 and December 31, 2021, the fair value of our equity securities was $2,260.4 million and $2,347.2 million, respectively. We estimate a 10% decline in the prices of the equity securities would result in a decline in fair value of our equity securities of $226.0 million as of March 31, 2022, as compared to a decline in fair value of our equity securities of $234.7 million as of December 31, 2021.

We are also exposed to the risk that asset-based fees decrease as a result of declines in assets under management due to changes in investment prices and the risk that asset management fees calculated by reference to performance could be lower. The risk of decreased asset-based and asset management fees could also impact our estimates of total gross profits used as a basis for amortizing DAC and other actuarial balances. For further discussion, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Deferred Acquisition Costs and Other Actuarial Balances” in our Annual Report on Form 10-K for the year ended December 31, 2021.

We also have equity risk associated with (1) fixed deferred annuity and universal life contracts that credit interest to customers based on changes in an external equity index; (2) variable annuity contracts that have a GMWB rider that allows the customer to make withdrawals of a specified annual amount, either for a fixed number of years or for the lifetime of the customer, even if the account value is reduced to zero; (3) variable annuity contracts that have a guaranteed minimum death benefit (“GMDB”) that allows the death benefit to be paid, even if the account value has fallen below the GMDB amount and (4) investment contracts in which the return is subject to minimum contractual guarantees. We are also subject to equity risk based upon the assets that support our employee benefit plans. For further discussion of equity risk associated with these plans, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefit Plans” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Use of Derivatives to Manage Equity Risk. We economically hedge the fixed deferred annuity and universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product’s profile or selling options to offset existing exposures. We economically hedged the GMWB exposure, which includes interest rate risk and equity risk, using futures, options, treasury forwards and interest rate swaps with notional amounts of $1,597.0 million, $1,729.6 million, $2,181.6 million, and $4,382.1 million, respectively, as of March 31, 2022, and notional amounts of $1,924.9 million, $1,699.6 million, $2181.6 million, and $4,577.1 million, respectively, as of December 31, 2021. The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

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

Our Chief Executive Officer, Daniel J. Houston, and our Chief Financial Officer, Deanna D. Strable-Soethout, have reviewed and evaluated our disclosure controls and procedures as of March 31, 2022, and have concluded our disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, consideration should be given to the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. If any of those factors were to occur, they could materially adversely affect our business, financial condition or future results, and could cause actual results to differ materially from those expressed in forward-looking statements in this report. We have not had material changes with respect to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents the amount of our common share purchase activity for the periods indicated.

				Maximum dollar
			Total number of	value of shares
			shares purchased	that may yet be
	Total number of	Average	as part of publicly	purchased under
	shares	price paid	announced	the programs (in
Period	purchased (1)	per share	programs	millions) (2)
January 1, 2022 — January 31, 2022	826,763	$74.04	800,656	$2,595.1
February 1, 2022 — February 28, 2022	911,849	$73.20	911,849	$2,528.3
March 1, 2022 — March 31, 2022	9,500,197	$65.93	9,107,538	$1,789.5
Total	11,238,809		10,820,043
(1)	Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.
(2)	In June 2021, our Board authorized a share repurchase program of up to $1.2 billion of our outstanding common stock, which has no expiration. In January 2022, our Board of Directors authorized a $1.6 billion increase to the June 2021 share repurchase program authorization, which has no expiration. In March 2022, we entered into an accelerated share repurchase program with a third party financial institution to repurchase $700.0 million of common stock. We received approximately 8.5 million shares at an initial cost of $560.0 million from our counterparty as of March 31, 2022. This program is scheduled to terminate no later than June 30, 2022, at which time we will settle any positive or negative share balances based on the daily volume-weighted average price of our common stock during the term of the program.

Item 6. Exhibits

Incorporated by reference herein
Exhibit Number	Description	Form	File Date
31.1	Certification of Daniel J. Houston
31.2	Certification of Deanna D. Strable-Soethout
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Daniel J. Houston
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Deanna D. Strable-Soethout
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Position, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

104	The cover page from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: May 4, 2022	By	/s/ Deanna D. Strable-Soethout
Deanna D. Strable-Soethout
Executive Vice President and Chief Financial Officer

Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer