Form 10-Q
period 2022-06-30
PRINCIPAL FINANCIAL GROUP INC
filed 2022-08-09
CIK 1126328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of August 1, 2022, was 249,237,335.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.

Condensed Consolidated Statements of Financial Position

	June 30,	December 31,
	2022	2021
	(Unaudited)
	(in millions)
Assets
Fixed maturities, available-for-sale	$67,205.6	$78,154.5
Fixed maturities, trading	391.3	422.2
Equity securities (2022 and 2021 include $711.6 million and $783.7 million related to consolidated variable interest entities)	1,699.8	2,347.2
Mortgage loans (2022 and 2021 include $1,525.6 million and $1,260.1 million related to consolidated variable interest entities)	20,277.2	19,668.7
Real estate (2022 and 2021 include $541.0 million and $672.0 million related to consolidated variable interest entities)	2,073.6	2,075.4
Policy loans	766.6	759.6
Other investments (2022 and 2021 include $410.9 million and $522.8 million related to consolidated variable interest entities)	5,427.6	5,478.3
Total investments	97,841.7	108,905.9
Cash and cash equivalents (2022 and 2021 include $20.1 million and $49.6 million related to consolidated variable interest entities)	3,173.1	2,332.0
Accrued investment income	712.4	695.8
Reinsurance recoverable and deposit receivable	23,601.1	1,186.5
Premiums due and other receivables	4,683.9	655.9
Deferred acquisition costs	4,340.3	3,757.5
Property and equipment	993.3	1,038.0
Goodwill	1,588.5	1,627.6
Other intangibles	1,546.0	1,600.6
Separate account assets (2022 and 2021 include $30,530.6 million and $33,957.7 million related to consolidated variable interest entities)	153,819.3	182,345.4
Other assets	920.6	512.0
Total assets	$293,220.2	$304,657.2
Liabilities
Contractholder funds (2022 and 2021 include $335.5 million and $344.0 million related to consolidated variable interest entities)	$43,923.4	$43,598.0
Future policy benefits and claims	43,311.7	43,948.1
Other policyholder funds	895.5	1,071.0
Short-term debt	66.9	79.8
Long-term debt	4,280.7	4,280.2
Income taxes currently payable	22.3	15.5
Deferred income taxes	1,421.8	2,320.2
Separate account liabilities (2022 and 2021 include $30,530.6 million and $33,957.7 million related to consolidated variable interest entities)	153,819.3	182,345.4
Funds withheld payable	22,530.8	—
Other liabilities (2022 and 2021 include $88.8 million and $58.7 million related to consolidated variable interest entities)	11,600.7	10,540.7
Total liabilities	281,873.1	288,198.9

Redeemable noncontrolling interest (2022 and 2021 include $240.8 million and $304.0 million related to consolidated variable interest entities)	268.5	332.5

Stockholders’ equity
Common stock, par value $0.01 per share; 2,500.0 million shares authorized; 487.2 million and 484.9 million shares issued as of 2022 and 2021; 249.9 million and 261.7 million shares outstanding as of 2022 and 2021	4.9	4.8
Additional paid-in capital	10,553.5	10,495.0
Retained earnings	15,985.6	12,884.5
Accumulated other comprehensive income (loss)	(5,630.1)	1,610.9
Treasury stock, at cost (237.3 million and 223.2 million shares as of 2022 and 2021)	(9,877.1)	(8,925.8)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	11,036.8	16,069.4
Noncontrolling interest	41.8	56.4
Total stockholders’ equity	11,078.6	16,125.8
Total liabilities and stockholders’ equity	$293,220.2	$304,657.2

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions, except per share data)
Revenues
Premiums and other considerations	$1,366.2	$1,269.7	$2,253.6	$2,104.8
Fees and other revenues	947.6	1,265.3	2,162.6	2,459.2
Net investment income	816.5	1,045.5	1,934.6	2,073.6
Net realized capital gains (losses) (1)	(227.9)	(41.1)	(338.4)	110.3
Net realized capital gains on funds withheld assets	689.0	—	689.0	—
Change in fair value of funds withheld embedded derivative	3,067.3	—	3,067.3	—
Total revenues	6,658.7	3,539.4	9,768.7	6,747.9
Expenses
Benefits, claims and settlement expenses	1,278.6	1,812.8	2,738.5	3,187.5
Dividends to policyholders	24.5	28.9	47.6	47.1
Operating expenses	1,458.5	1,265.1	2,657.5	2,466.8
Total expenses	2,761.6	3,106.8	5,443.6	5,701.4
Income before income taxes	3,897.1	432.6	4,325.1	1,046.5
Income taxes	822.5	61.0	869.8	158.6
Net income	3,074.6	371.6	3,455.3	887.9
Net income attributable to noncontrolling interest	15.2	9.8	19.7	9.0
Net income attributable to Principal Financial Group, Inc.	$3,059.4	$361.8	$3,435.6	$878.9

Earnings per common share
Basic earnings per common share	$12.11	$1.34	$13.42	$3.23

Diluted earnings per common share	$11.94	$1.32	$13.21	$3.19

(1)  Includes realized and unrealized gains (losses). See Note 3, Investments, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
Net income	$3,074.6	$371.6	$3,455.3	$887.9
Other comprehensive income (loss), net:
Net unrealized gains (losses) on available-for-sale securities	(3,567.7)	790.9	(7,241.6)	(582.5)
Net unrealized gains (losses) on derivative instruments	(11.4)	13.9	(27.7)	11.7
Foreign currency translation adjustment	(274.1)	35.4	(120.7)	(20.8)
Net unrecognized postretirement benefit obligation	8.3	9.6	15.0	11.9
Other comprehensive income (loss)	(3,844.9)	849.8	(7,375.0)	(579.7)
Comprehensive income (loss)	(770.3)	1,221.4	(3,919.7)	308.2
Comprehensive income attributable to noncontrolling interest	11.6	9.6	17.5	8.6
Comprehensive income (loss) attributable to Principal Financial Group, Inc.	$(781.9)	$1,211.8	$(3,937.2)	$299.6

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders’
	stock	capital	earnings	income (loss)	stock	interest	equity

	(in millions)
Balances as of April 1, 2021	$4.8	$10,351.8	$12,199.2	$953.8	$(8,104.1)	$56.8	$15,462.3
Common stock issued	—	25.6	—	—	—	—	25.6
Stock-based compensation	—	25.0	(2.7)	—	—	—	22.3
Treasury stock acquired, common	—	—	—	—	(266.1)	—	(266.1)
Dividends to common stockholders	—	—	(165.2)	—	—	—	(165.2)
Distributions to noncontrolling interest	—	—	—	—	—	(1.8)	(1.8)
Contributions from noncontrolling interest	—	—	—	—	—	2.5	2.5
Purchase of subsidiary shares from noncontrolling interest (1)	—	(0.4)	—	—	—	—	(0.4)
Adjustments to redemption amount of redeemable noncontrolling interest	—	(2.3)	1.9	—	—	—	(0.4)
Net income (1)	—	—	361.8	—	—	1.2	363.0
Other comprehensive income (1)	—	—	—	850.0	—	(0.3)	849.7
Balances as of June 30, 2021	$4.8	$10,399.7	$12,395.0	$1,803.8	$(8,370.2)	$58.4	$16,291.5

Balances as of April 1, 2022	$4.9	$10,402.4	$13,090.8	$(1,920.6)	$(9,679.9)	$55.1	$11,952.7
Common stock issued	—	29.4	—	—	—	—	29.4
Stock-based compensation	—	24.6	(2.9)	—	—	0.2	21.9
Treasury stock acquired, common	—	—	—	—	(197.2)	—	(197.2)
Accelerated share repurchase	—	97.2	—	—	—	—	97.2
Dividends to common stockholders	—	—	(161.7)	—	—	—	(161.7)
Distributions to noncontrolling interest	—	—	—	—	—	(50.9)	(50.9)
Contributions from noncontrolling interest	—	—	—	—	—	2.2	2.2
Adjustments to redemption amount of redeemable noncontrolling interest	—	(0.1)	—	—	—	(0.2)	(0.3)
Adjustment for reinsurance	—	—	—	131.8	—	—	131.8
Net income (1)	—	—	3,059.4	—	—	38.3	3,097.7
Other comprehensive loss (1)	—	—	—	(3,841.3)	—	(2.9)	(3,844.2)
Balances as of June 30, 2022	$4.9	$10,553.5	$15,985.6	$(5,630.1)	$(9,877.1)	$41.8	$11,078.6
(1)	Excludes amounts attributable to redeemable noncontrolling interest. See Note 11, Stockholders’ Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity - continued
(Unaudited)

				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders’
	stock	capital	earnings	income (loss)	stock	interest	equity

	(in millions)
Balances as of January 1, 2021	$4.8	$10,321.6	$11,838.0	$2,383.1	$(7,988.6)	$58.4	$16,617.3
Common stock issued	—	42.9	—	—	—	—	42.9
Stock-based compensation	—	58.7	(4.5)	—	—	—	54.2
Treasury stock acquired, common	—	—	—	—	(381.6)	—	(381.6)
Dividends to common stockholders	—	—	(317.4)	—	—	—	(317.4)
Distributions to noncontrolling interest	—	—	—	—	—	(3.4)	(3.4)
Contributions from noncontrolling interest	—	—	—	—	—	3.8	3.8
Purchase of subsidiary shares from noncontrolling interest (1)	—	(15.3)	—	—	—	(1.7)	(17.0)
Adjustments to redemption amount of redeemable noncontrolling interest	—	(8.2)	—	—	—	(0.4)	(8.6)
Net income (1)	—	—	878.9	—	—	2.2	881.1
Other comprehensive loss (1)	—	—	—	(579.3)	—	(0.5)	(579.8)
Balances as of June 30, 2021	$4.8	$10,399.7	$12,395.0	$1,803.8	$(8,370.2)	$58.4	$16,291.5

Balances as of January 1, 2022	$4.8	$10,495.0	$12,884.5	$1,610.9	$(8,925.8)	$56.4	$16,125.8
Common stock issued	0.1	48.9	—	—	—	—	49.0
Stock-based compensation	—	56.5	(5.8)	—	—	0.2	50.9
Treasury stock acquired, common	—	—	—	—	(951.3)	—	(951.3)
Accelerated share repurchase	—	(42.8)	—	—	—	—	(42.8)
Dividends to common stockholders	—	—	(328.7)	—	—	—	(328.7)
Distributions to noncontrolling interest	—	—	—	—	—	(67.0)	(67.0)
Contributions from noncontrolling interest	—	—	—	—	—	3.7	3.7
Purchase of subsidiary shares from noncontrolling interest (1)	—	(4.3)	—	—	—	(2.4)	(6.7)
Adjustments to redemption amount of redeemable noncontrolling interest	—	0.2	—	—	—	(0.6)	(0.4)
Adjustment for reinsurance	—	—	—	131.8	—	—	131.8
Net income (1)	—	—	3,435.6	—	—	53.1	3,488.7
Other comprehensive loss (1)	—	—	—	(7,372.8)	—	(1.6)	(7,374.4)
Balances as of June 30, 2022	$4.9	$10,553.5	$15,985.6	$(5,630.1)	$(9,877.1)	$41.8	$11,078.6
(1)	Excludes amounts attributable to redeemable noncontrolling interest. See Note 11, Stockholders’ Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended
	June 30,
	2022	2021

	(in millions)
Net cash provided by operating activities	$838.7	$1,133.6
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(11,819.9)	(7,522.9)
Sales	8,403.4	1,936.0
Maturities	3,782.3	5,896.2
Mortgage loans acquired or originated	(2,372.0)	(2,360.4)
Mortgage loans sold or repaid	1,749.0	1,306.6
Real estate acquired	(116.4)	(141.6)
Real estate sold	288.4	—
Net purchases of property and equipment	(51.7)	(45.8)
Net change in other investments	39.0	(10.9)
Net cash used in investing activities	(97.9)	(942.8)

Financing activities
Issuance of common stock	49.0	42.9
Accelerated share repurchase	(42.8)	—
Acquisition of treasury stock	(951.3)	(381.6)
Payments for financing element derivatives	(26.1)	(17.7)
Purchase of subsidiary shares from noncontrolling interest	(6.7)	(22.4)
Dividends to common stockholders	(328.7)	(317.4)
Principal repayments of long-term debt	(0.9)	(0.9)
Net repayments of short-term borrowings	(6.4)	—
Investment contract deposits	4,209.9	4,847.5
Investment contract withdrawals	(3,476.9)	(4,980.1)
Net increase in banking operation deposits	681.2	206.5
Net cash provided by (used in) financing activities	100.3	(623.2)
Net increase (decrease) in cash and cash equivalents	841.1	(432.4)
Cash and cash equivalents at beginning of period	2,332.0	2,849.8
Cash and cash equivalents at end of period	$3,173.1	$2,417.4

Supplemental disclosure of non-cash activities:
Changes from re-designation of other postretirement employee benefits (“OPEB”) plan assets to cover non-retiree benefits:
Increases in equity securities re-designated from funded status of OPEB plan	$—	$548.1
Increases in other investments re-designated from funded status of OPEB plan	—	117.5
Decrease in tax receivable re-designated from funded status of OPEB plan	—	(9.1)
Decrease in accumulated other comprehensive income (“AOCI”) due to reclassifying excess assets out of funded status of OPEB plan	—	9.1
Decrease in other assets due to reclassifying excess assets out of funded status of OPEB plan	—	(665.6)
Assets transferred in kind for settlement to reinsurer	(428.5)	—

See accompanying notes.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Principal Financial Group, Inc. (“PFG”) have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ended December 31, 2022, especially when considering risks and uncertainties, including those associated with the novel coronavirus (“COVID-19”), that may impact our business, results of operations, financial condition and liquidity. Our use of estimates and assumptions affect amounts reported and disclosed and includes, but is not limited to, the fair value of investments in the absence of quoted market values, investment impairments and valuation allowances, the fair value of derivatives, funds withheld embedded derivative, deferred acquisition costs (“DAC”) and other actuarial balances, measurement of goodwill and intangible assets, the liability for future policy benefits and claims, the value of pension and other postretirement benefits and accounting for income taxes and the valuation of deferred tax assets. Our estimates and assumptions could change in the future. Our results of operations and financial condition may also be impacted by other uncertainties including evolving regulatory, legislative and standard-setter accounting interpretations and guidance.

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

During the second quarter of 2022, we closed a coinsurance with funds withheld reinsurance transaction with Talcott Life &Annuity Re, Ltd. (“Talcott Life & Annuity Re”), a limited liability company organized under the laws of the Cayman Islands and an affiliate of Talcott Resolution Life, Inc., a subsidiary of Sixth Street, pursuant to which we ceded our in-force U.S. retail fixed annuity and universal life insurance with secondary guarantee (“ULSG”) blocks of business (the “Reinsurance Transaction”). The economics of the Reinsurance Transaction were effective as of January 1, 2022. As such, we recorded impacts for January through June 2022 in our second quarter 2022 results. Therefore, results for the three months ended June 30, 2022, are not comparable to prior periods. See Note 7, Reinsurance, for further details.

Reclassifications have been made to prior periods to report the reinsurance recoverable and deposit receivable on the consolidated statements of financial position. Those amounts were previously reported in premiums due and other receivables.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

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
June 30, 2022
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

The guidance for the liability for future policy benefits for traditional and limited-payment contracts and DAC will be applied on a modified retrospective basis; that is, to contracts in force as of the beginning of the earliest period presented (January 1, 2021, also referred to as the transition date) based on their existing carrying amounts. An entity may elect to apply the changes retrospectively. The guidance for market risk benefits will be applied retrospectively.

January 1, 2023

We have created a governance framework and a plan to support implementation of the standard. Our implementation and evaluation process to date includes, but is not limited to the following:

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters

We currently estimate that the transition date impact from adoption of this standard is a decrease to our total stockholders’ equity between approximately $4.8 billion and $5.8 billion. The most significant driver of this adjustment is due to the requirement to update the discount rate assumption to reflect an upper-medium grade fixed-income instrument, which will generally be equivalent to a single-A interest rate matched to the duration characteristics of our insurance liabilities. This estimate is subject to change as we continue to refine aspects of the underlying models, our assumptions, methodologies and controls.

As we progress through our implementation, we will be able to better assess the impact to our consolidated financial statements.

Troubled debt restructurings and vintage disclosures

This authoritative guidance eliminates the accounting requirements for Troubled Debt Restructurings (“TDRs”) by creditors and enhances the disclosure requirements for certain loan refinancing and restructuring by creditors when a borrower is experiencing financial difficulty. The update requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. The amendments in this update should be applied prospectively, except for the transition method related to the recognition and measurement of troubled debt restructurings, for which an entity has the option to apply a modified retrospective transition method. Early adoption is permitted.

	January 1, 2023	The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Targeted improvements to accounting for hedging activities – portfolio layer method

This authoritative guidance intends to further align the economics of a company’s risk management activities in its financial statements with hedge accounting requirements. The guidance expands the current single-layer method to allow multiple hedge layers of a single closed portfolio. Non-prepayable assets can also be included in the same portfolio. This guidance also clarifies the current guidance on accounting for fair value basis adjustments applicable to both a single hedged layer and multiple hedged layers. Upon adoption, the application of these hedge strategies would be applied prospectively. Early adoption is permitted.

	January 1, 2023	We are currently evaluating the timing of adoption and are assessing the impact on our consolidated financial statements.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
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

Investments

Loan modifications related to COVID-19

Our commercial and residential mortgage loan portfolios can include loans that have been modified. We assess loan modifications on a case-by-case basis to evaluate whether a TDR has occurred. In response to COVID-19, the Coronavirus Aid, Relief and Economic Security Act, which was subsequently amended by the Consolidated Appropriations Act, 2021, (collectively the “CARES Act”) provides a temporary suspension of TDR accounting for certain COVID-19 related loan modifications where the loan was not more than 30 days past due as of December 31, 2019. We elected the TDR relief in the CARES Act beginning in the second quarter of 2020. The CARES Act TDR relief does not apply to modifications completed subsequent to the earlier of 60 days after the national emergency related to COVID-19 ends, or on January 1, 2022. In addition, the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (As Revised on April 7, 2020) (“Interagency Statement”) provides additional guidance to determine if a short-term COVID-19 related loan modification is a TDR. We consider the CARES Act and the Interagency Statement when assessing loan modifications to determine whether a TDR has occurred. As of January 1, 2022, the TDR relief ended. See Note 3, Investments, under the caption “Mortgage Loan Modifications” for further details.

Reinsurance

We enter into reinsurance agreements with other companies in the normal course of business in order to limit losses and minimize exposure to significant risks.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

We evaluate each insurance agreement to determine whether the agreement provides indemnification against loss or liability related to insurance risk. For agreements that expose the reinsurer to reasonable possibility of significant loss from insurance risk, the reinsurance method of accounting is used for the agreement. Assets and liabilities related to reinsurance ceded are reported on a gross basis on the consolidated statements of financial position. Insurance liabilities are reported before the effects of reinsurance and we record an offsetting reinsurance recoverable, net of valuation allowance. Premiums and expenses are reported net of reinsurance ceded on the consolidated statements of operations.

If an agreement does not expose the reinsurer to reasonable possibility of significant loss from insurance risk, the deposit method of accounting is used for the agreement. We record a deposit receivable, net of valuation allowance, if necessary. The deposit receivable is adjusted as amounts are paid or received on the underlying contracts. Accretion on the deposit receivable is calculated using an effective interest method and is reported in fees and other revenues and operating expense on the consolidated statements of operations.

The cost of reinsurance related to long-duration contracts is amortized over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

We have entered into coinsurance with funds withheld reinsurance agreements in which we record a funds withheld liability that contains an embedded derivative for which the fair value is estimated based on the change in fair value of the assets supporting the funds withheld liability. The change in fair value of the funds withheld embedded derivative is separately reported on the consolidated statements of operations. Realized gains and losses that do not flow to the reinsurer are reported in net realized capital gains (losses) on funds withheld assets on the consolidated statements of operations.

For further information about reinsurance, refer to Note 7, Reinsurance. For further information about the financing receivables valuation allowance on the reinsurance recoverable and deposit receivable, refer to Note 3, Investments.

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

As of June 30, 2022 and December 31, 2021, the separate accounts included a separate account valued at $84.4 million and $95.1 million, respectively, which primarily included shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

Actuarial Balance Re-Cohorting

In 2021, we completed a comprehensive review of our business mix and capital management options (the “Strategic Review”). We made the decision to exit our U.S. retail ULSG business. The ULSG business was previously managed together with our other universal life (“UL”) business within our U.S. Insurance Solutions segment. As such, calculations of actuarial balances included UL and ULSG in the same cohorts, which are the unit of account used for measurement. As a result of the Strategic Review, we made the decision in the second quarter of 2022 to manage the ULSG business separately from our other UL business effective as of January 1, 2022. This led to us re-cohorting the UL business resulting in separate cohorts for the ULSG business vs. the remaining UL business.

The re-cohorting impacted the measurement of our DAC, cost of reinsurance, unearned revenue liability and additional liability for certain benefit features. The pre-tax impacts to comprehensive income were as follows:

For the three and
six months ended
June 30, 2022
(in millions)
Increase to income before taxes
Deferred acquisition costs amortization (1)	$(106.6)
Cost of reinsurance amortization (2)	4.2
Unearned revenue liability amortization (3)	32.4
Change in additional liability for certain benefit features (2)	139.7
Total increase to income before income taxes	69.7

Increase to pre-tax other comprehensive income
Deferred acquisition cost unrealized losses	(5.6)
Cost of reinsurance unrealized gains	8.7
Unearned revenue liability unrealized gains	8.5
Change in additional liability for certain benefit features unrealized gains	24.3
Total increase to pre-tax other comprehensive income	35.9

Total increase to pre-tax comprehensive income	$105.6
(1)	Reported in operating expenses.
(2)	Reported in benefits, claims and settlement expenses.
(3)	Reported in fees and other revenues.

2. Variable Interest Entities

We have relationships with various types of entities which may be VIEs. Certain VIEs are consolidated in our financial results. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Consolidation” for further details of our consolidation accounting policies. We did not provide financial or other support to investees designated as VIEs for the periods ended June 30, 2022 and December 31, 2021.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

Consolidated Variable Interest Entities

Mandatory Retirement Savings Funds

We hold an equity interest in Chilean mandatory privatized social security funds in which we provide asset management services. We determined the mandatory privatized social security funds, which also include contributions for voluntary pension savings, voluntary non-pension savings and compensation savings accounts, are VIEs. This is because the equity holders as a group lack the power, due to voting rights or similar rights, to direct the activities of the entity that most significantly impact the entity’s economic performance and also because equity investors are protected from below-average market investment returns relative to the industry’s return, due to a regulatory guarantee that we provide. Further, we concluded we are the primary beneficiary through our power to make decisions and our significant variable interest in the funds. The purpose of the funds, which reside in legally segregated entities, is to provide long-term retirement savings. The obligation to the customer is directly related to the assets held in the funds and, as such, we present the assets as separate account assets and the obligation as separate account liabilities within our consolidated statements of financial position.

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
June 30, 2022
(Unaudited)

Assets and Liabilities of Consolidated Variable Interest Entities

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	June 30, 2022		December 31, 2021
	Total	Total	Total	Total
	assets	liabilities	assets	liabilities

	(in millions)
Mandatory retirement savings funds (1)	$31,182.4	$30,866.2	$34,687.0	$34,301.8
Real estate (2)	575.0	38.1	709.6	36.1
Sponsored investment funds (3)	479.6	5.7	609.4	2.5
Residential mortgage loans (4)	1,529.3	44.9	1,263.2	20.3
Total	$33,766.3	$30,954.9	$37,269.2	$34,360.7
(1)	The assets of the mandatory retirement savings funds primarily include separate account assets and equity securities. The liabilities primarily include separate account liabilities and contractholder funds.
(2)	The assets of the real estate VIEs primarily include real estate and cash. Liabilities primarily include other liabilities.
(3)	The assets of sponsored investment funds are primarily fixed maturities and equity securities, certain of which are reported with other investments, and cash. The consolidated statements of financial position included a $240.8 million and $304.0 million redeemable noncontrolling interest for sponsored investment funds as of June 30, 2022 and December 31, 2021, respectively.
(4)	The assets of the residential mortgage loans VIEs primarily include residential mortgage loans. The liabilities primarily include other liabilities.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

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

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to
	Asset carrying value	loss (1)

	(in millions)
June 30, 2022
Fixed maturities, available-for-sale:
Corporate	$119.1	$133.7
Residential mortgage-backed pass-through securities	1,899.3	2,039.3
Commercial mortgage-backed securities	5,291.6	5,742.2
Collateralized debt obligations (2)	3,641.4	3,751.4
Other debt obligations	6,461.1	6,952.2
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	63.2	63.2
Commercial mortgage-backed securities	21.2	21.2
Collateralized debt obligations (2)	6.8	6.8
Other debt obligations	4.9	4.9
Equity securities	108.7	108.7
Other investments:
Other limited partnership and fund interests (3)	1,312.8	2,395.0

December 31, 2021
Fixed maturities, available-for-sale:
Corporate	$142.1	$136.9
Residential mortgage-backed pass-through securities	3,152.9	3,122.3
Commercial mortgage-backed securities	5,562.2	5,436.2
Collateralized debt obligations (2)	3,559.6	3,564.7
Other debt obligations	7,560.4	7,487.8
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	117.4	117.4
Commercial mortgage-backed securities	25.6	25.6
Collateralized debt obligations (2)	7.5	7.5
Other debt obligations	8.2	8.2
Equity securities	115.4	115.4
Other investments:
Other limited partnership and fund interests (3)	1,209.6	2,053.8

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

(1)	Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale. Our risk of loss is limited to our investment measured at fair value for our fixed maturities, trading and equity securities. Our risk of loss is limited to our carrying value plus any unfunded commitments and/or guarantees and similar provisions for our other investments. A carrying value of zero is used if distributions have been received in excess of our investment, resulting in a negative carrying value for the investment. Unfunded commitments are not liabilities on our consolidated statements of financial position because we are only required to fund additional equity when called upon to do so by the general partner or investment manager.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(3)	As of June 30, 2022 and December 31, 2021, the maximum exposure to loss for other limited partnership and fund interests includes $270.1 million and $130.5 million, respectively, of debt within certain of our managed international real estate funds that is fully secured by assets whose value exceeds the amount of the debt, but also includes recourse to the investment manager.

Money Market Funds

We are the investment manager for certain money market mutual funds. These types of funds are exempt from assessment under any consolidation model due to a scope exception for money market funds registered under Rule 2a-7 of the Investment Company Act of 1940 or similar funds. As of June 30, 2022 and December 31, 2021, money market mutual funds we manage held $4.9 billion and $4.8 billion in total assets, respectively. We have no contractual obligation to contribute to these funds; however, we provide support through the waiver of fees and through expense reimbursements. The amount of fees waived and expenses reimbursed was insignificant.

3. Investments

Our investments include assets backing reserves as part of a coinsurance with funds withheld agreement. The funds withheld invested assets are reported within their respective line items, primarily consisting of fixed maturities available-for-sale, mortgage loans and other investments. See Note 7, Reinsurance, for more information on the funds withheld invested assets.

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
June 30, 2022
(Unaudited)

The amortized cost, gross unrealized gains and losses, allowance for credit loss and fair value of fixed maturities, available-for-sale were as follows:

		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit
	cost (1)	gains	losses	loss	Fair value

	(in millions)
June 30, 2022
Fixed maturities, available-for-sale:
U.S. government and agencies	$2,432.3	$1.3	$165.0	$—	$2,268.6
Non-U.S. governments	689.0	42.3	51.5	—	679.8
States and political subdivisions	7,830.1	55.7	715.2	—	7,170.6
Corporate	42,770.5	654.4	3,619.2	12.5	39,793.2
Residential mortgage-backed pass-through securities	2,039.3	3.8	143.8	—	1,899.3
Commercial mortgage-backed securities	5,742.2	2.7	453.3	—	5,291.6
Collateralized debt obligations (2)	3,751.4	1.5	111.5	—	3,641.4
Other debt obligations	6,952.2	7.1	498.2	—	6,461.1
Total fixed maturities, available-for-sale	$72,207.0	$768.8	$5,757.7	$12.5	$67,205.6

		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit
	cost (1)	gains	losses	loss	Fair value

	(in millions)
December 31, 2021
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,978.0	$148.0	$37.4	$—	$2,088.6
Non-U.S. governments	851.0	133.1	2.1	—	982.0
States and political subdivisions	8,290.7	1,030.3	16.6	—	9,304.4
Corporate	42,139.2	4,044.8	224.5	15.1	45,944.4
Residential mortgage-backed pass-through securities	3,122.3	59.0	28.4	—	3,152.9
Commercial mortgage-backed securities	5,436.2	157.8	31.5	0.3	5,562.2
Collateralized debt obligations (2)	3,564.7	4.5	9.6	—	3,559.6
Other debt obligations	7,487.8	131.1	58.4	0.1	7,560.4
Total fixed maturities, available-for-sale	$72,869.9	$5,708.6	$408.5	$15.5	$78,154.5
(1)	Amortized cost excludes accrued interest receivable of $553.8 million and $542.6 million as of June 30, 2022 and December 31, 2021, respectively.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

The amortized cost and fair value of fixed maturities, available-for-sale as of June 30, 2022, by expected maturity, were as follows:

	Amortized cost	Fair value

	(in millions)
Due in one year or less	$2,320.9	$2,315.0
Due after one year through five years	9,617.6	9,370.1
Due after five years through ten years	13,666.9	12,834.0
Due after ten years	28,116.5	25,393.1
Subtotal	53,721.9	49,912.2
Mortgage-backed and other asset-backed securities	18,485.1	17,293.4
Total	$72,207.0	$67,205.6

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

The major components of net realized capital gains (losses) on investments are shown below and are net of amounts on funds withheld invested assets that are passed directly to the reinsurer. As a result of the Reinsurance Transaction that closed during the second quarter of 2022 with an economic effective date of January 1, 2022, net realized gains (losses) on funds withheld invested assets for the first quarter of 2022 were passed to the reinsurer during the second quarter of 2022. As a result, the amounts for the three months ended June 30, 2022, shown below reflect this true-up and result in a negative amount for gross gains and a positive amount for gross losses on fixed maturities, available-for-sale. The amounts below do not include net realized capital gains (losses) on funds withheld assets that are not passed to the reinsurer, which are separately reported on the consolidated statements of operations.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$(159.8)	$11.2	$6.0	$48.2
Gross losses	8.1	(23.0)	(112.6)	(28.1)
Net credit losses	(4.0)	(13.4)	(10.1)	(17.8)
Hedging, net (1)	—	(1.0)	(0.7)	(1.0)
Fixed maturities, trading (2)	(8.3)	(10.6)	(22.5)	(24.7)
Equity securities (3)	(45.2)	38.1	(150.4)	54.3
Mortgage loans	2.8	6.9	(16.8)	11.6
Derivatives (1)	62.7	(93.8)	105.1	19.8
Other	(84.2)	44.5	(136.4)	48.0
Net realized capital gains (losses)	$(227.9)	$(41.1)	$(338.4)	$110.3

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

(1)	The change in fair value of fixed maturities, available-for-sale and the change in fair value of derivative hedging instruments in fair value hedging relationships are reported in net investment income with the earnings effect of fixed maturities, available-for-sale. Gains (losses) for fixed maturities, available-for-sale related to terminated cash flow hedges continue to be reflected in net realized capital gains (losses).
(2)	Unrealized gains (losses) on fixed maturities, trading still held at the reporting date were $(7.6) million and $(9.5) million for the three months ended June 30, 2022 and 2021, respectively, and $(19.3) million and $(23.5) million for the six months ended June 30, 2022 and 2021, respectively.
(3)	Unrealized gains (losses) on equity securities still held at the reporting date were $(50.9) million and $31.0 million for the three months ended June 30, 2022 and 2021, respectively, and $(150.5) million and $35.1 million for the six months ended June 30, 2022 and 2021, respectively. This excludes $8.8 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively, and $(10.5) million and $5.9 million for the six months ended June 30, 2022 and 2021, respectively, of unrealized gains (losses) on equity securities still held at the reporting date that were reported in net investment income.

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $2,681.6 million and $1,042.9 million for the three months ended June 30, 2022 and 2021, and $7,541.3 million and $1,597.1 million for the six months ended June 30, 2022 and 2021, respectively.

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
June 30, 2022
(Unaudited)

A rollforward of the allowance for credit loss by major security type was as follows.

	For the three months ended June 30, 2022
					Residential
					mortgage-
					backed	Commercial	Collateralized
	U.S.		States and		pass-	mortgage-	debt	Other
	government	Non-U.S.	political		through	backed	obligations	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(1)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$20.0	$—	$0.3	$—	$0.1	$20.4
Additions for credit losses not previously recorded	—	—	—	2.2	—	—	—	—	2.2
Reductions for securities sold during the period	—	—	—	(7.5)	—	—	—	—	(7.5)
Additional increases (decreases) for credit losses on securities with an allowance recorded in the previous period	—	—	—	—	—	(0.2)	—	—	(0.2)
Write-offs charged against allowance	—	—	—	—	—	(0.1)	—	(0.1)	(0.2)
Foreign currency translation adjustment	—	—	—	(2.2)	—	—	—	—	(2.2)
Ending balance	$—	$—	$—	$12.5	$—	$—	$—	$—	$12.5

	For the three months ended June 30, 2021
					Residential
					mortgage-
					backed	Commercial	Collateralized
	U.S.		States and		pass-	mortgage-	debt	Other
	government	Non-U.S.	political		through	backed	obligations	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(1)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$0.9	$—	$7.0	$2.6	$—	$10.5
Additions for credit losses not previously recorded	—	—	—	7.6	—	—	—	—	7.6
Write-offs charged against allowance	—	—	—	—	—	(6.8)	(2.6)	—	(9.4)
Ending balance	$—	$—	$—	$8.5	$—	$0.2	$—	$—	$8.7

Accrued interest written off to net investment income	$—	$—	$—	$0.2	$—	$—	$—	$—	$0.2

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

	For the six months ended June 30, 2022
					Residential
					mortgage-
					backed	Commercial	Collateralized
	U.S.		States and		pass-	mortgage-	debt	Other
	government	Non-U.S.	political		through	backed	obligations	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(1)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$15.1	$—	$0.3	$—	$0.1	$15.5
Additions for credit losses not previously recorded	—	—	—	3.2	—	—	—	—	3.2
Reductions for securities sold during the period	—	—	—	(7.5)	—	—	—	—	(7.5)
Additional increases (decreases) for credit losses on securities with an allowance recorded in the previous period	—	—	—	3.0	—	(0.2)	—	—	2.8
Write-offs charged against allowance	—	—	—	—	—	(0.1)	—	(0.1)	(0.2)
Foreign currency translation adjustment	—	—	—	(1.3)	—	—	—	—	(1.3)
Ending balance	$—	$—	$—	$12.5	$—	$—	$—	$—	$12.5

	For the six months ended June 30, 2021
					Residential
					mortgage-
					backed	Commercial	Collateralized
	U.S.		States and		pass-	mortgage-	debt	Other
	government	Non-U.S.	political		through	backed	obligations	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(1)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$0.9	$—	$4.3	$2.2	$—	$7.4
Additions for credit losses not previously recorded	—	—	—	7.6	—	0.3	—	—	7.9
Additional increases (decreases) for credit losses on securities with an allowance recorded in the previous period	—	—	—	—	—	2.4	0.4	—	2.8
Write-offs charged against allowance	—	—	—	—	—	(6.8)	(2.6)	—	(9.4)
Ending balance	$—	$—	$—	$8.5	$—	$0.2	$—	$—	$8.7

Accrued interest written off to net investment income	$—	$—	$—	$0.2	$—	$—	$—	$—	$0.2
(1)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

During 2022, we did not write off any accrued interest to net investment income.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

Available-for-Sale Securities in Unrealized Loss Positions Without an Allowance for Credit Loss

For available-for-sale securities with unrealized losses for which an allowance for credit loss has not been recorded, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2022
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$2,018.2	$135.2	$122.6	$29.9	$2,140.8	$165.1
Non-U.S. governments	401.5	50.3	2.9	1.2	404.4	51.5
States and political subdivisions	5,715.1	689.6	112.0	25.6	5,827.1	715.2
Corporate	30,279.2	3,345.4	1,310.8	271.7	31,590.0	3,617.1
Residential mortgage-backed pass-through securities	1,636.0	123.6	112.9	20.2	1,748.9	143.8
Commercial mortgage-backed securities	4,846.6	413.0	312.1	40.3	5,158.7	453.3
Collateralized debt obligations (2)	2,940.2	89.9	651.9	21.5	3,592.1	111.4
Other debt obligations	5,744.0	435.4	381.7	62.8	6,125.7	498.2
Total fixed maturities, available-for-sale	$53,580.8	$5,282.4	$3,006.9	$473.2	$56,587.7	$5,755.6
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

Of the total amounts, Principal Life Insurance Company’s (“Principal Life”) consolidated portfolio represented $55,110.9 million in available-for-sale fixed maturities with gross unrealized losses of $5,637.3 million. Of the available-for-sale fixed maturities within Principal Life’s consolidated portfolio in a gross unrealized loss position, 95% were investment grade (rated AAA through BBB-) with an average price of 91 (carrying value/amortized cost) as of June 30, 2022. Gross unrealized losses in our fixed maturities portfolio increased during the six months ended June 30, 2022, primarily due to an increase in interest rates and a widening of credit spreads.

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 7,710 securities with a carrying value of $52,512.8 million and unrealized losses of $5,220.4 million reflecting an average price of 91 as of June 30, 2022. Of this portfolio, 95% was investment grade (rated AAA through BBB-) as of June 30, 2022, with associated unrealized losses of $4,953.9 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 585 securities with a carrying value of $2,598.1 million and unrealized losses of $416.9 million as of June 30, 2022. The average credit rating of this portfolio was A+ with an average price of 86 as of June 30, 2022. Of the $416.9 million in unrealized losses, the corporate sector accounts for $224.3 million in unrealized losses with an average price of 81 and an average credit rating of BBB. Furthermore, unrealized losses include $39.4 million within the CMBS sector with an average price of 80 and an average credit rating of AAA; $39.2 million within the collateralized mortgage obligation security sector with an average price of 86 and an average credit rating of AAA; and $29.9 million within the U.S. government and agency security sector with an average price of 88 and an average credit rating of AA+. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

Because we expected to recover our amortized cost, we did not record an allowance for credit loss on these securities as of June 30, 2022. Because it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be at maturity, we did not write down these investments to fair value.

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
June 30, 2022
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

	June 30, 2022	December 31, 2021

	(in millions)
Net unrealized gains (losses) on fixed maturities, available-for-sale (1)	$(5,091.3)	$5,289.9
Net unrealized gains on derivative instruments	42.3	80.1
Adjustments for assumed changes in amortization patterns	468.8	(266.1)
Adjustments for assumed changes in policyholder liabilities	(55.0)	(689.2)
Net unrealized gains on other investments and noncontrolling interest adjustments	35.5	40.5
Provision for deferred income tax benefits (taxes)	981.5	(936.0)
Net unrealized gains (losses) on available-for-sale securities and derivative instruments	$(3,618.2)	$3,519.2
(1)	Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

Reinsurance Recoverable and Deposit Receivable

Our reinsurance recoverables include amounts due from reinsurers for paid or unpaid claims, claims incurred but not reported or policy benefits. We cede life, disability, medical and long-term care insurance and fixed annuity contracts with significant life insurance risk to other insurance companies through reinsurance. Deposit receivables include amounts due from the reinsurer for fixed annuity contracts without significant life insurance risk recorded using the deposit method of accounting.

Credit Quality Information for Financing Receivables

The amortized cost of our financing receivables by credit risk and vintage was as follows:

	As of June 30, 2022
	2022	2021	2020	2019	2018	Prior	Total

	(in millions)
Commercial mortgage loans:
A- and above	$918.5	$2,285.2	$1,787.5	$2,369.2	$2,265.1	$5,211.7	$14,837.2
BBB+ thru BBB-	39.4	345.8	206.5	266.3	199.6	569.0	1,626.6
BB+ thru BB-	—	47.2	5.1	—	—	44.6	96.9
B+ and below	—	—	—	—	8.6	38.6	47.2
Total	$957.9	$2,678.2	$1,999.1	$2,635.5	$2,473.3	$5,863.9	$16,607.9

Direct financing leases:
A- and above	$89.9	$11.3	$39.9	$1.3	$37.6	$153.3	$333.3
BBB+ thru BBB-	24.4	19.0	55.3	10.4	10.1	62.4	181.6
BB+ thru BB-	—	49.3	12.8	1.7	—	1.9	65.7
B+ and below	—	1.3	—	—	—	—	1.3
Total	$114.3	$80.9	$108.0	$13.4	$47.7	$217.6	$581.9

Residential mortgage loans:
Performing	$521.7	$2,096.1	$455.8	$136.1	$74.0	$438.7	$3,722.4
Non-performing	—	2.7	2.6	1.0	1.6	4.3	12.2
Total	$521.7	$2,098.8	$458.4	$137.1	$75.6	$443.0	$3,734.6

Reinsurance recoverable and deposit receivable							$23,603.7

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

	As of December 31, 2021
	2021	2020	2019	2018	2017	Prior	Total

	(in millions)
Commercial mortgage loans:
A- and above	$2,275.9	$1,722.7	$2,412.9	$2,383.3	$1,437.2	$4,334.2	$14,566.2
BBB+ thru BBB-	278.6	305.6	294.0	131.4	302.1	380.0	1,691.7
BB+ thru BB-	32.8	5.3	—	—	—	55.4	93.5
B+ and below	—	—	—	8.8	—	34.5	43.3
Total	$2,587.3	$2,033.6	$2,706.9	$2,523.5	$1,739.3	$4,804.1	$16,394.7

Direct financing leases:
A- and above	$11.7	$41.8	$1.4	$39.4	$16.6	$235.6	$346.5
BBB+ thru BBB-	30.2	57.9	22.0	17.9	15.5	50.2	193.7
BB+ thru BB-	50.8	13.4	1.9	—	—	2.1	68.2
B+ and below	1.5	—	—	—	—	—	1.5
Total	$94.2	$113.1	$25.3	$57.3	$32.1	$287.9	$609.9

Residential mortgage loans:
Performing	$2,039.1	$510.1	$155.6	$91.2	$102.4	$415.6	$3,314.0
Non-performing	—	1.8	0.6	—	0.8	2.7	5.9
Total	$2,039.1	$511.9	$156.2	$91.2	$103.2	$418.3	$3,319.9

Reinsurance recoverable and deposit receivable							$1,189.3

The amortized cost of commercial mortgage loans, direct financing leases and residential mortgage loans excluded accrued interest receivable of $55.1 million, $1.0 million and $17.2 million, respectively, as of June 30, 2022, and $60.7 million, $1.2 million and $16.7 million, respectively, as of December 31, 2021.

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
June 30, 2022
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

The amortized cost of financing receivables on non-accrual status was as follows:

	June 30, 2022
			Amortized cost
	Beginning	Ending	of nonaccrual
	amortized cost	amortized cost	assets without
	on nonaccrual	on nonaccrual	a valuation
	status	status	allowance

	(in millions)
Commercial mortgage loans	$13.2	$49.7	$—
Residential mortgage loans	4.0	5.3	0.7
Total	$17.2	$55.0	$0.7

	December 31, 2021
			Amortized cost
	Beginning	Ending	of nonaccrual
	amortized cost	amortized cost	assets without
	on nonaccrual	on nonaccrual	a valuation
	status	status	allowance

	(in millions)
Commercial mortgage loans	$10.7	$13.2	$—
Residential mortgage loans	10.8	4.0	0.7
Total	$21.5	$17.2	$0.7

Interest income recognized on non-accrual financing receivables was as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
Commercial mortgage loans	$0.5	$—	$0.8	$—
Total	$0.5	$—	$0.8	$—

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

The aging of our financing receivables, based on amortized cost, was as follows:

	June 30, 2022
							Amortized
							cost
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total (1)	accruing

	(in millions)
Commercial mortgage loans	$11.5	$0.7	$15.3	$27.5	$16,580.4	$16,607.9	$—
Direct financing leases	10.8	1.7	—	12.5	569.4	581.9	—
Residential mortgage loans	55.5	8.6	11.1	75.2	3,659.4	3,734.6	6.9
Total	$77.8	$11.0	$26.4	$115.2	$20,809.2	$20,924.4	$6.9

	December 31, 2021
							Amortized
							cost
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total (1)	accruing

	(in millions)
Commercial mortgage loans	$0.7	$—	$7.1	$7.8	$16,386.9	$16,394.7	$2.7
Direct financing leases	—	1.9	0.7	2.6	607.3	609.9	0.7
Residential mortgage loans	59.2	9.6	5.2	74.0	3,245.9	3,319.9	1.9
Total	$59.9	$11.5	$13.0	$84.4	$20,240.1	$20,324.5	$5.3
(1)	As of both June 30, 2022 and December 31, 2021, no reinsurance recoverables or deposit receivables were considered past due.

Financing Receivables Valuation Allowance

We establish a valuation allowance to provide for the risk of credit losses inherent in our financing receivables. The valuation allowance is maintained at a level believed adequate by management to absorb estimated expected credit losses. The valuation allowance is based on amortized cost excluding accrued interest receivable and includes reserves for pools of financing receivables with similar risk characteristics. We do not measure a credit loss allowance on accrued interest receivable because we write off the uncollectible accrued interest receivable balance to net investment income in a timely manner, generally within 90 days domestically or, in the Chilean market, based on the nature of the loans and collection practices in that market. During 2022 and 2021, we did not write off any commercial mortgage loan accrued interest receivable or residential mortgage loan accrued interest receivable.

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
June 30, 2022
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

A rollforward of our valuation allowance was as follows:

	For the three months ended June 30, 2022
		Direct
	Commercial	financing	Residential	Reinsurance
	mortgage loans	leases	mortgage loans	recoverables	Total

	(in millions)
Beginning balance	$66.1	$0.4	$1.8	$2.7	$71.0
Provision	(2.2)	(0.1)	(1.1)	(0.1)	(3.5)
Recoveries	—	—	1.0	—	1.0
Foreign currency translation adjustment	(0.3)	—	—	—	(0.3)
Ending balance	$63.6	$0.3	$1.7	$2.6	$68.2

	For the three months ended June 30, 2021
		Direct
	Commercial	financing	Residential	Reinsurance
	mortgage loans	leases	mortgage loans	recoverables	Total

	(in millions)
Beginning balance	$43.1	$0.1	$3.9	$2.7	$49.8
Provision (1)	(6.4)	0.2	(1.2)	(0.1)	(7.5)
Charge-offs	—	—	(0.2)	—	(0.2)
Recoveries	—	—	0.7	—	0.7
Foreign currency translation adjustment	(0.1)	—	—	—	(0.1)
Ending balance	$36.6	$0.3	$3.2	$2.6	$42.7

	For the six months ended June 30, 2022
		Direct
	Commercial	financing	Residential	Reinsurance
	mortgage loans	leases	mortgage loans	recoverables	Total

	(in millions)
Beginning balance	$43.9	$0.4	$2.0	$2.7	$49.0
Provision	19.9	(0.1)	(1.6)	(0.1)	18.1
Charge-offs	—	—	(0.1)	—	(0.1)
Recoveries	—	—	1.4	—	1.4
Foreign currency translation adjustment	(0.2)	—	—	—	(0.2)
Ending balance	$63.6	$0.3	$1.7	$2.6	$68.2

	For the six months ended June 30, 2021
		Direct
	Commercial	financing	Residential	Reinsurance
	mortgage loans	leases	mortgage loans	recoverables	Total

	(in millions)
Beginning balance	$43.2	$0.1	$6.9	$2.7	$52.9
Provision (1)	(6.5)	0.2	(5.1)	(0.1)	(11.5)
Charge-offs	—	—	(0.3)	—	(0.3)
Recoveries	—	—	1.7	—	1.7
Foreign currency translation adjustment	(0.1)	—	—	—	(0.1)
Ending balance	$36.6	$0.3	$3.2	$2.6	$42.7
(1)	During the three and six months ended June 30, 2021, certain valuation allowances for residential mortgage loans were released. This release was a result of further adjustments to our current and forecasted environmental factors management believed to be relevant as global economic activity improved from previously adverse impacts due to COVID-19.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

Mortgage Loans

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. Mortgage loans purchased and sold were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
Commercial mortgage loans:
Purchased	$13.5	$15.6	$46.2	$104.8
Sold	—	—	—	66.3
Residential mortgage loans:
Purchased (1)	647.1	162.0	1,181.4	813.0
Sold	478.9	6.6	486.0	43.6
(1)	Includes mortgage loans purchased by residential mortgage loan VIEs.

Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	June 30, 2022		December 31, 2021
	Amortized	Percent	Amortized	Percent
	cost	of total	cost	of total

	($ in millions)
Geographic distribution
New England	$524.6	3.2%	$585.6	3.6%
Middle Atlantic	4,636.3	27.8	4,536.5	27.7
East North Central	596.0	3.6	623.9	3.8
West North Central	362.6	2.2	338.6	2.1
South Atlantic	2,437.0	14.7	2,464.9	15.0
East South Central	350.4	2.1	378.9	2.3
West South Central	1,155.2	7.0	1,243.7	7.6
Mountain	974.3	5.9	925.6	5.6
Pacific	5,113.6	30.7	4,864.4	29.7
International	457.9	2.8	432.6	2.6
Total	$16,607.9	100.0%	$16,394.7	100.0%

Property type distribution
Office	$4,472.3	27.0%	$4,789.8	29.3%
Retail	1,581.4	9.5	1,622.1	9.9
Industrial	3,257.3	19.6	2,966.4	18.1
Apartments	6,520.9	39.3	6,234.3	38.0
Hotel	74.6	0.4	85.7	0.5
Mixed use/other	701.4	4.2	696.4	4.2
Total	$16,607.9	100.0%	$16,394.7	100.0%

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

Mortgage Loan Modifications

We assess COVID-19 related loan modifications to determine if they are in scope of the CARES Act TDR relief and the Interagency Statement guidance, which was effective in the second quarter of 2020. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Investments” for further details. COVID-19 related loan modifications typically include delayed principal and interest payments. Based on the terms of the delayed principal and interest payments, past due status generally will not advance and loans generally will not be placed on non-accrual status during the delay. We did not have a significant amount of COVID-19 related loan modifications that were in scope of the CARES Act TDR relief or the Interagency Statement guidance for the three and six months ended June 30, 2021.

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

The following table includes information about outstanding loans that were modified and met the criteria of a TDR during the periods indicated.

	For the three months ended June 30,
	2022		2021
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Commercial mortgage loans	1	$34.4	—	$—
Total	1	$34.4	—	$—

	For the six months ended June 30,
	2022		2021
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Commercial mortgage loans	1	$34.4	—	$—
Total	1	$34.4	—	$—

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

Securities Posted as Collateral

As of June 30, 2022 and December 31, 2021, we posted $5,830.0 million and $5,195.9 million, respectively, in commercial mortgage loans and residential first lien mortgages to satisfy collateral requirements associated with our obligation under funding agreements with Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, as of June 30, 2022 and December 31, 2021, we posted $3,431.5 million and $2,589.3 million, respectively, in fixed maturities, available-for-sale and trading securities to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant (“FCM”) agreements, a lending arrangement and our obligation under funding agreements with FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as mortgage loans, fixed maturities, available-for-sale and fixed maturities, trading, respectively, on our consolidated statements of financial position. Of the securities posted as collateral, as of June 30, 2022 and December 31, 2021, $613.7 million and $186.0 million, respectively, could be sold or repledged by the secured party.

Balance Sheet Offsetting

Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	assets (1)	instruments (2)	received	Net amount

	(in millions)
June 30, 2022
Derivative assets	$257.4	$(115.5)	$(124.2)	$17.7
Reverse repurchase agreements	7.7	—	(7.7)	—
Total	$265.1	$(115.5)	$(131.9)	$17.7
December 31, 2021
Derivative assets	$337.1	$(100.1)	$(229.7)	$7.3
Reverse repurchase agreements	16.4	—	(16.4)	—
Total	$353.5	$(100.1)	$(246.1)	$7.3
(1)	The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents, respectively, on the consolidated statements of financial position. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	liabilities (1)	instruments (2)	pledged	Net amount

	(in millions)
June 30, 2022
Derivative liabilities	$566.4	$(115.5)	$(393.2)	$57.7
December 31, 2021
Derivative liabilities	$225.3	$(100.1)	$(115.2)	$10.0
(1)	The gross amount of recognized derivative liabilities is reported with other liabilities on the consolidated statements of financial position. The above excludes derivative liabilities, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amounts of derivative liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative assets that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative liabilities for presentation on the consolidated statements of financial position.

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

Repurchase and reverse repurchase agreements include provisions to setoff other repurchase and reverse repurchase balances with the same counterparty. Repurchase and reverse repurchase agreements also include collateral provisions with the counterparties. For reverse repurchase agreements we require the counterparties to pledge collateral with a value greater than the amount of cash transferred. We have the right but do not sell or repledge collateral received in reverse repurchase agreements. Repurchase agreements are structured as secured borrowings for all counterparties. We pledge fixed maturities available-for-sale, which the counterparties have the right to sell or repledge. Interest incurred on repurchase agreements is reported as part of operating expenses on the consolidated statements of operations. Net proceeds related to repurchase agreements are reported as a component of financing activities on the consolidated statements of cash flows. We did not have any outstanding repurchase agreements as of June 30, 2022 and December 31, 2021.

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
June 30, 2022
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
June 30, 2022
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
June 30, 2022
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

We have a funds withheld payable associated with our coinsurance with funds withheld agreement with Talcott Life & Annuity Re. The funds withheld payable has an embedded total return swap as the total return of the funds withheld assets are transferred to Talcott Life & Annuity Re, which is not based on our own creditworthiness.

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

We posted $653.8 million and $240.8 million in cash and securities under collateral arrangements as of June 30, 2022 and December 31, 2021, respectively, to satisfy collateral and initial margin requirements associated with our derivative credit support agreements and FCM agreements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of June 30, 2022 and December 31, 2021, was $504.9 million and $146.3 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral provisions, we posted collateral and initial margin of $653.8 million and $240.8 million as of June 30, 2022 and December 31, 2021, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2022, we would be required to post an additional $78.7 million of collateral to our counterparties.

As of June 30, 2022 and December 31, 2021, we had received $145.6 million and $214.9 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
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

	June 30, 2022	December 31, 2021

	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$50,917.9	$47,927.4
Interest rate forwards	2,891.1	2,181.6
Interest rate options	2,845.9	2,373.9
Interest rate futures	1,039.5	1,774.5
Foreign exchange contracts:
Currency swaps	1,420.0	1,242.7
Currency forwards	1,063.8	1,043.6
Equity contracts:
Equity options	2,319.1	2,378.2
Equity futures	557.1	150.4
Credit contracts:
Credit default swaps	400.0	295.0
Other contracts:
Embedded derivatives	28,307.8	10,060.8
Total notional amounts at end of period	$91,762.2	$69,428.1

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$83.2	$205.9
Interest rate options	25.9	24.5
Interest rate forwards	5.8	15.3
Foreign exchange contracts:
Currency swaps	106.2	51.1
Currency forwards	20.7	11.3
Equity contracts:
Equity options	20.7	37.3
Credit contracts:
Credit default swaps	3.0	2.7
Total gross credit exposure	265.5	348.1
Less: collateral received	160.2	244.6
Net credit exposure	$105.3	$103.5

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021

	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$16.1	$4.1	$108.0	$19.0
Foreign exchange contracts	102.0	48.4	3.0	17.6
Total derivatives designated as hedging instruments	$118.1	$52.5	$111.0	$36.6

Derivatives not designated as hedging instruments
Interest rate contracts	$94.7	$233.4	$347.6	$13.0
Foreign exchange contracts	20.9	11.3	62.8	83.3
Equity contracts	20.8	37.3	41.4	90.9
Credit contracts	2.9	2.6	3.9	2.2
Other contracts	—	—	(2,991.8)	356.3
Total derivatives not designated as hedging instruments	139.3	284.6	(2,536.1)	545.7

Total derivative instruments	$257.4	$337.1	$(2,425.1)	$582.3
(1)	The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.
(2)	The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivatives with a net liability fair value of $75.5 million and $356.3 million as of June 30, 2022 and December 31, 2021, respectively, are reported with contractholder funds on the consolidated statements of financial position. Embedded derivatives with a net (asset) liability fair value of $(3,067.3) million as of June 30, 2022, are reported with funds withheld payable on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also may have purchased credit protection with identical underlyings to certain of our sold protection transactions. As of June 30, 2022 and December 31, 2021, we did not purchase credit protection relating to our sold protection transactions. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

The following tables show our credit default swap protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	June 30, 2022
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)

	(in millions)
Single name credit default swaps
Corporate debt
A	$50.0	$(0.1)	$50.0	3.3
BBB	180.0	1.1	180.0	3.6
BB	20.0	(1.0)	20.0	5.0
Sovereign
A	20.0	0.2	20.0	3.0
Total credit default swap protection sold	$270.0	$0.2	$270.0	3.6

	December 31, 2021
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)

	(in millions)
Single name credit default swaps
Corporate debt
A	$20.0	$0.4	$20.0	3.5
BBB	110.0	1.7	110.0	3.0
Sovereign
A	20.0	0.5	20.0	3.5
Total credit default swap protection sold	$150.0	$2.6	$150.0	3.1

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
June 30, 2022
(Unaudited)

The following amounts were recorded on the consolidated statements of financial position related to cumulative basis adjustments for fair value hedges. The amortized cost includes the amortized cost basis and the fair value hedging basis adjustment.

			Cumulative amount of fair
			value hedging basis adjustment
Line item in the consolidated statements			increase/(decrease) included in the
of financial position in which the	Amortized cost of hedged item		amortized cost of the hedged item
hedged item is included	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021

	(in millions)
Fixed maturities, available-for-sale (1):
Active hedging relationships	$3,761.3	$1,859.9	$(113.3)	$(7.1)
Discontinued hedging relationships	74.0	79.7	2.0	2.8
Total fixed maturities, available-for-sale in active or discontinued hedging relationships	$3,835.3	$1,939.6	$(111.3)	$(4.3)
(1)	These amounts include the amortized cost basis of closed portfolios used to designate last-of-layer hedging relationships in which the hedged last layer amount is expected to remain at the end of the hedging relationship. As of June 30, 2022 and December 31, 2021, the amortized cost basis of the closed portfolios used in these hedging relationships was $3,401.9 million and $1,390.4 million, respectively, the cumulative basis adjustments associated with these hedging relationships was $(70.6) million and $(3.9) million, respectively, and the amount of the designated hedged items were $1,110.0 million and $510.0 million, respectively.

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

The maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 4.7 years. As of June 30, 2022, we had $99.7 million of net losses reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from AOCI into net income.

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of financial position.

		Amount of gain (loss) recognized in AOCI on derivatives
		For the three months ended		For the six months ended
Derivatives in cash		June 30,		June 30,
flow hedging relationships	Related hedged item	2022	2021	2022	2021

		(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$(55.5)	$—	$(99.7)	$—
Interest rate contracts	Investment contracts	2.5	—	12.0	—
Foreign exchange contracts	Fixed maturities, available-for-sale	53.5	21.2	66.5	21.8
Total		$0.5	$21.2	$(21.2)	$21.8

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

We expect to reclassify net gains of $21.3 million from AOCI into net income in the next 12 months, which includes both net deferred gains on discontinued hedges and net gains on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations

The following tables show the effect of derivatives in fair value and cash flow hedging relationships and the related hedged items on the consolidated statements of operations.

	For the three months ended June 30, 2022
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	(losses) related to	expenses
	of fixed	hedges of fixed	related to
	maturities,	maturities,	hedges of
	available-	available-	investment
	for-sale	for-sale	contracts

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$816.5	$(227.9)	$1,278.6

Losses on fair value hedging relationships:
Interest rate contracts:
Loss recognized on hedged item	$(35.3)	$—	$—
Gain recognized on derivatives	35.0	—	—
Amortization of hedged item basis adjustments	(0.3)	—	—
Amounts related to periodic settlements on derivatives	(2.7)	—	—
Total loss recognized for fair value hedging relationships	$(3.3)	$—	$—

Gains on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$2.7	$—	$(0.1)
Gain reclassified from AOCI as a result that a forecasted transaction is no longer probable of occurring	—	7.9	—
Amounts related to periodic settlements on derivatives	—	—	0.2

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	0.1	—
Amounts related to periodic settlements on derivatives	3.0	—	—
Total gain recognized for cash flow hedging relationships	$5.7	$8.0	$0.1

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

	For the six months ended June 30, 2022
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	(losses) related to	expenses
	of fixed	hedges of fixed	related to
	maturities,	maturities,	hedges of
	available-	available-	investment
	for-sale	for-sale	contracts

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$1,934.6	$(338.4)	$2,738.5

Losses on fair value hedging relationships:
Interest rate contracts:
Loss recognized on hedged item	$(106.4)	$—	$—
Gain recognized on derivatives	103.0	—	—
Amortization of hedged item basis adjustments	(0.7)	—	—
Amounts related to periodic settlements on derivatives	(6.9)	—	—
Total loss recognized for fair value hedging relationships	$(11.0)	$—	$—

Gains (losses) on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$6.0	$—	$(0.1)
Gain reclassified from AOCI as a result that a forecasted transaction is no longer probable of occurring	—	10.8	—

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	0.7	—
Amounts related to periodic settlements on derivatives	5.7	—	—
Total gain (loss) recognized for cash flow hedging relationships	$11.7	$11.5	$(0.1)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
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

			Amount of loss
	Amount of gain (loss) recognized		reclassified from AOCI into
	in AOCI on derivatives		net realized capital gains (losses)
	for the three months ended		for the three months ended
	June 30,		June 30,
Derivatives in net investment hedging relationships	2022	2021	2022	2021

	(in millions)
Foreign exchange contracts	$2.3	$(1.2)	$—	$—
Total	$2.3	$(1.2)	$—	$—

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

			Amount of loss
	Amount of gain recognized		reclassified from AOCI into
	in AOCI on derivatives		net realized capital gains (losses)
	for the six months ended		for the six months ended
	June 30,		June 30,
Derivatives in net investment hedging relationships	2022	2021	2022	2021

	(in millions)
Foreign exchange contracts	$1.6	$1.0	$—	$—
Total	$1.6	$1.0	$—	$—

Derivatives Not Designated as Hedging Instruments

Our use of futures, certain swaptions and swaps, option collars, options and forwards are effective from an economic standpoint, but they have not been designated as hedges for financial reporting purposes. As such, periodic changes in the market value of these instruments, which includes mark-to-market gains and losses as well as periodic and final settlements, primarily flow directly into net realized capital gains (losses) on the consolidated statements of operations. However, the change in fair value of the funds withheld embedded derivative is separately reported on the consolidated statements of operations.

The following table shows the effect of derivatives not designated as hedging instruments, including fair value changes of embedded derivatives that have been bifurcated from the host contract, on the consolidated statements of operations.

	Amount of gain (loss) recognized in		Amount of gain (loss) recognized in
	net income on derivatives for the		net income on derivatives for the
	three months ended June 30,		six months ended June 30,
Derivatives not designated as hedging instruments	2022	2021	2022	2021

	(in millions)
Interest rate contracts	$(52.5)	$58.7	$(281.9)	$(101.7)
Foreign exchange contracts	(43.5)	(27.1)	24.4	(26.0)
Equity contracts	87.5	(20.9)	82.2	(45.7)
Credit contracts	(3.7)	0.2	(3.6)	(0.1)
Other contracts (1)	3,143.9	(107.0)	3,344.5	181.7
Total	$3,131.7	$(96.1)	$3,165.6	$8.2
(1)	Includes the change in fair value of the funds withheld embedded derivative.

5. Deferred Acquisition Costs

Acquisition costs deferred and amortized were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
Balance at beginning of year	$4,102.7	$3,613.5	$3,757.5	$3,409.7
Costs deferred during the year	89.4	114.4	198.0	237.1
Amortized to expense during the year (1)	(218.4)	(85.2)	(330.5)	(158.5)
Adjustment related to unrealized (gains) losses available-for-sale securities and derivative instruments (2)	366.6	(61.5)	715.3	92.9
Balance at end of year	$4,340.3	$3,581.2	$4,340.3	$3,581.2
(1)	Includes adjustments for revisions to estimated gross profits. Amortization for both the three and six months ended June 30, 2022, includes the impact from re-cohorting. Refer to Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Actuarial Balance Re-Cohorting” for further details.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

(2)	The adjustment for both the three and six months ended June 30, 2022, includes the impact from re-cohorting. Refer to Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Actuarial Balance Re-Cohorting” for further details.

6. Insurance Liabilities

Liability for Unpaid Claims

The liability for unpaid claims is reported in future policy benefits and claims within our consolidated statements of financial position. Activity associated with unpaid claims was as follows:

	For the six months ended June 30,
	2022	2021

	(in millions)
Balance at beginning of period	$2,659.4	$2,534.9
Less: reinsurance recoverable	442.1	436.9
Net balance at beginning of period	2,217.3	2,098.0
Incurred:
Current year	806.7	748.7
Prior years	40.0	33.3
Total incurred	846.7	782.0
Payments:
Current year	480.5	454.4
Prior years	298.1	272.1
Total payments	778.6	726.5
Net balance at end of period	2,285.4	2,153.5
Plus: reinsurance recoverable	464.6	437.8
Balance at end of period	$2,750.0	$2,591.3

Amounts not included in the rollforward above:
Claim adjustment expense liabilities	$60.0	$59.1

Incurred liability adjustments relating to prior years, which affected current operations during 2022 and 2021, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid claims.

7. Reinsurance

We reinsure a portion of the insurance risks associated with our individual disability, traditional life, universal life, medical and long-term care insurance and fixed annuity contracts with significant life insurance risk through reinsurance agreements with unaffiliated reinsurance companies, primarily on a quota share, excess loss, yearly renewable term or coinsurance basis. During the second quarter of 2022, we closed a coinsurance with funds withheld reinsurance transaction with Talcott Life & Annuity Re in which we ceded our in-force U.S. retail fixed annuity and ULSG blocks of business. The economics of the transaction were effective as of January 1, 2022. We use both the reinsurance and deposit methods of accounting for this transaction. For further information about this transaction, refer to Note 1, Nature of Operations and Significant Accounting Policies.

We are contingently liable with respect to reinsurance ceded to other companies in the event the reinsurer is unable to meet the obligations it has assumed. As of June 30, 2022, and December 31, 2021, we had $14,121.2 million and $1,186.5 million of net ceded reinsurance recoverables, respectively, which does not reflect potentially offsetting impacts of collateral. As of June 30, 2022, and December 31, 2021, $13,636.4 million, or 99.8%, and $578.0 million, or 95.5%, were with our five largest ceded reinsurers, respectively.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

The effects of reinsurance on premiums and other considerations and policy and contract benefits were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2022 (1)	2021	2022	2021

	(in millions)
Premiums and other considerations:
Direct	$1,436.7	$1,431.1	$2,477.2	$2,407.5
Ceded	(70.5)	(161.4)	(223.6)	(302.7)
Net premiums and other considerations	$1,366.2	$1,269.7	$2,253.6	$2,104.8
Benefits, claims and settlement expenses:
Direct	$1,884.2	$1,986.6	$3,521.5	$3,493.9
Ceded	(605.6)	(173.8)	(783.0)	(306.4)
Net benefits, claims and settlement expenses	$1,278.6	$1,812.8	$2,738.5	$3,187.5
(1)	The ceded amounts include first quarter 2022 amounts that were ceded to Talcott Life & Annuity Re during the second quarter of 2022.

As of June 30, 2022, we had a $9,479.9 million reinsurance deposit receivable.

Refer to Note 3, Investments, for information on our financing receivables valuation allowance related to the reinsurance recoverable and deposit receivable.

Cost of Reinsurance

A reinsurance asset or liability is established to spread the expected net reinsurance costs or profits over the expected term of the contracts. The cost of reinsurance asset and liability are reported in premiums due and other receivables and the liability for future policy benefits and claims, respectively, on the consolidated statements of financial position. The cost of reinsurance asset and liability included on the consolidated statements of financial position were as follows:

	June 30, 2022	December 31, 2021

	(in millions)
Cost of reinsurance asset	$3,727.6	$46.5

Cost of reinsurance liability	$81.6	$22.1

Cost of reinsurance amortization of $49.5 million and $(4.3) million for the three months ended June 30, 2022 and 2021, and $43.7 million and $(7.6) million for the six months ended June 30, 2022 and 2021, respectively, was reported in benefits, claims and settlement expenses on the consolidated statements of operations.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

Funds Withheld

The following assets were held in support of our reserves associated with our coinsurance with funds withheld agreement.

June 30, 2022
(in millions)
Fixed maturities, available-for-sale	$19,373.0
Fixed maturities, trading	5.9
Equity securities	10.0
Mortgage loans	2,789.9
Other investments	1.8
Cash and cash equivalents	400.3
Accrued interest income	176.8
Net other assets (liabilities)	(114.2)
Net assets	$22,643.5

Certain assets are reported at amortized cost while the fair value of those assets is reflected in the funds withheld liability. We had a $22,530.8 million funds withheld payable as of June 30, 2022, which was net of a $3,067.3 million embedded derivative asset. The change in fair value of the embedded derivative was a $3,067.3 million gain for both the three and six months ended June 30, 2022.

While the economic benefits of the funds withheld assets flow to Talcott Life & Annuity Re, we retain physical possession and legal ownership of the assets. Guidelines are in place to ensure the investment risk is appropriately managed. Net investment income and net realized capital gains (losses) related to the assets on the consolidated statements of operations is reported net of the amounts that flow to Talcott Life & Annuity Re. The realized gains and losses that do not flow to Talcott Life & Annuity Re are reported in net realized capital gains (losses) on funds withheld assets on the consolidated statements of operations.

8. Income Taxes

Effective Income Tax Rate

Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate was as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
U.S. corporate income tax rate	21%	21%	21%	21%
Dividends received deduction	(1)	(4)	(1)	(4)
Tax credits	—	(3)	(1)	(2)
Interest exclusion from taxable income	—	(1)	—	(1)
Local country permanent tax adjustments	—	(1)	—	—
State income taxes	—	1	—	1
Other	1	1	1	—
Effective income tax rate	21%	14%	20%	15%

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

9. Employee and Agent Benefits

Components of Net Periodic Benefit Cost

			Other postretirement
	Pension benefits		benefits
	For the three months ended		For the three months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
Service cost	$18.9	$20.8	$—	$—
Interest cost	28.3	25.8	0.5	0.6
Expected return on plan assets	(44.7)	(45.6)	(1.2)	(1.3)
Amortization of prior service benefit	(4.2)	(4.2)	(0.2)	(0.2)
Recognized net actuarial (gain) loss	14.1	17.5	(0.3)	(0.1)
Net periodic benefit cost (income)	$12.4	$14.3	$(1.2)	$(1.0)

			Other postretirement
	Pension benefits		benefits
	For the six months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
Service cost	$39.1	$41.6	$—	$—
Interest cost	56.4	51.6	1.1	1.1
Expected return on plan assets	(89.4)	(91.3)	(2.4)	(2.4)
Amortization of prior service benefit	(8.4)	(8.4)	(0.5)	(0.5)
Recognized net actuarial (gain) loss	27.9	35.1	(0.6)	(0.2)
Net periodic benefit cost (income)	$25.6	$28.6	$(2.4)	$(2.0)

The components of net periodic benefit cost including the service cost component are included in operating expenses on the consolidated statements of operations.

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. It is too early to determine, but we do not anticipate that we will be required to fund a minimum required contribution under ERISA. Regardless, it is possible that we may fund the qualified and nonqualified pension plans in 2022 for a combined total of up to $75.0 million. During the three and six months ended June 30, 2022, we contributed $22.3 million and $44.7 million to these plans, respectively.

10. Contingencies, Guarantees and Indemnifications

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
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

While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe any such matter will have a material adverse effect on our business or financial position. As of June 30, 2022, we had no estimated loss accrued related to the legal matter discussed above because we believe the chance of loss from this matter is not probable and the amount of loss cannot be reasonably estimated.

To the extent such matters present a reasonably possible chance of loss, we are generally not able to estimate the possible loss or range of loss associated therewith. The outcome of such matters is always uncertain and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate at June 30, 2022.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. The terms of these agreements range in duration and often are not explicitly defined. The maximum exposure under these agreements as of June 30, 2022, was approximately $85.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period. Furthermore, in connection with our contingent funding agreements, we are required to purchase any principal and interest strips of U.S. Treasury securities that are due and not paid from the associated unconsolidated trusts. The maximum exposure under these agreements as of June 30, 2022, was $750.0 million.

We manage mandatory privatized social security funds in Chile. By regulation, we have a required minimum guarantee on the funds’ relative return. Because the guarantee has no limitation with respect to duration or amount, the maximum exposure of the guarantee in the future is indeterminable.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

We are also subject to various other indemnification obligations issued in conjunction with divestitures, acquisitions, financing and reinsurance transactions whose terms range in duration and often are not explicitly defined. Certain portions of these indemnifications may be capped, while other portions are not subject to such limitations; therefore, the overall maximum amount of the obligation under the indemnifications cannot be reasonably estimated. At inception, the fair value of such indemnifications was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. While we are unable to estimate with certainty the ultimate legal and financial liability with respect to these indemnifications, we believe that performance under these indemnifications would not result in a material adverse effect on our business or financial position. While the likelihood is remote, performance under these indemnifications could materially affect net income in a particular quarter or annual period.

11. Stockholders’ Equity

Common Stock Dividends

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Dividends declared per common share	$0.64	$0.61	$1.28	$1.17

Reconciliation of Outstanding Common Shares

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
Beginning balance	252.2	272.5	261.7	273.3
Shares issued	0.6	0.7	2.3	2.1
Treasury stock acquired	(2.9)	(4.2)	(14.1)	(6.4)
Ending balance	249.9	269.0	249.9	269.0

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

In March 2022, we entered into an accelerated share repurchase program with a third party financial institution to repurchase $700.0 million of common stock. We received approximately 8.5 million shares at an initial cost of $560.0 million from our counterparty as of March 31, 2022, which was recorded in treasury stock. The associated $140.0 million forward contract was recorded in additional paid-in capital. This program closed in June 2022, at which time an additional 1.4 million shares were delivered based on the $70.53 daily volume-weighted average price of our common stock, less a discount, during the term of the program.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

Other Comprehensive Loss

	For the three months ended			For the six months ended
	June 30, 2022			June 30, 2022
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax

	(in millions)
Net unrealized losses on available-for-sale securities during the period	$(4,850.9)	$1,025.3	$(3,825.6)	$(10,393.8)	$2,200.4	$(8,193.4)
Reclassification adjustment for losses included in net income (1)	48.1	(10.6)	37.5	7.5	(5.4)	2.1
Adjustments for assumed changes in amortization patterns	402.5	(84.5)	318.0	747.4	(156.9)	590.5
Adjustments for assumed changes in policyholder liabilities	(123.6)	26.0	(97.6)	452.0	(92.8)	359.2
Net unrealized losses on available-for-sale securities	(4,523.9)	956.2	(3,567.7)	(9,186.9)	1,945.3	(7,241.6)

Net unrealized gains (losses) on derivative instruments during the period	0.6	(0.1)	0.5	(20.4)	4.3	(16.1)
Reclassification adjustment for gains included in net income (2)	(10.6)	2.2	(8.4)	(17.4)	3.6	(13.8)
Adjustments for assumed changes in amortization patterns	3.3	(0.7)	2.6	5.6	(1.2)	4.4
Adjustments for assumed changes in policyholder liabilities	(7.8)	1.7	(6.1)	(2.8)	0.6	(2.2)
Net unrealized losses on derivative instruments	(14.5)	3.1	(11.4)	(35.0)	7.3	(27.7)

Foreign currency translation adjustment	(270.6)	(3.5)	(274.1)	(115.7)	(5.0)	(120.7)

Unrecognized postretirement benefit obligation during the period	2.1	(0.5)	1.6	2.1	(0.5)	1.6
Amortization of amounts included in net periodic benefit cost (3)	9.4	(2.7)	6.7	18.4	(5.0)	13.4
Net unrecognized postretirement benefit obligation	11.5	(3.2)	8.3	20.5	(5.5)	15.0

Other comprehensive loss	$(4,797.5)	$952.6	$(3,844.9)	$(9,317.1)	$1,942.1	$(7,375.0)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

	For the three months ended			For the six months ended
	June 30, 2021			June 30, 2021
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax

	(in millions)
Net unrealized gains (losses) on available-for-sale securities during the period	$1,361.5	$(273.0)	$1,088.5	$(1,915.2)	$427.5	$(1,487.7)
Reclassification adjustment for (gains) losses included in net income (1)	26.2	(5.7)	20.5	(1.2)	—	(1.2)
Adjustments for assumed changes in amortization patterns	(55.5)	11.7	(43.8)	89.1	(18.7)	70.4
Adjustments for assumed changes in policyholder liabilities	(318.8)	44.5	(274.3)	1,096.5	(260.5)	836.0
Net unrealized gains (losses) on available-for-sale securities	1,013.4	(222.5)	790.9	(730.8)	148.3	(582.5)

Net unrealized gains on derivative instruments during the period	21.8	(4.6)	17.2	22.5	(4.7)	17.8
Reclassification adjustment for gains included in net income (2)	(4.7)	1.0	(3.7)	(9.1)	1.9	(7.2)
Adjustments for assumed changes in policyholder liabilities	0.4	—	0.4	1.4	(0.3)	1.1
Net unrealized gains on derivative instruments	17.5	(3.6)	13.9	14.8	(3.1)	11.7

Foreign currency translation adjustment	35.9	(0.5)	35.4	(20.2)	(0.6)	(20.8)

Unrecognized postretirement benefit obligation during the period	—	—	—	(9.1)	1.9	(7.2)
Amortization of amounts included in net periodic benefit cost (3)	13.0	(3.4)	9.6	26.0	(6.9)	19.1
Net unrecognized postretirement benefit obligation	13.0	(3.4)	9.6	16.9	(5.0)	11.9

Other comprehensive income (loss)	$1,079.8	$(230.0)	$849.8	$(719.3)	$139.6	$(579.7)
(1)	Pre-tax reclassification adjustments relating to available-for-sale securities are reported in net realized capital gains (losses) on the consolidated statements of operations.
(2)	See Note 4, Derivative Financial Instruments, under the caption “Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations” for further details.
(3)	Amount is comprised of amortization of prior service cost (benefit) and recognized net actuarial (gain) loss, which is reported in operating expenses on the consolidated statements of operations. See Note 9, Employee and Agent Benefits, under the caption “Components of Net Periodic Benefit Cost” for further details.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

Accumulated Other Comprehensive Income (Loss)

	Net unrealized	Net unrealized	Foreign	Unrecognized	Accumulated
	gains (losses) on	gains	currency	postretirement	other
	available-for-sale	on derivative	translation	benefit	comprehensive
	securities (1)	instruments	adjustment	obligation	income (loss)

	(in millions)
Balances as of April 1, 2021	$2,764.9	$16.0	$(1,368.9)	$(458.2)	$953.8
Other comprehensive income during the period, net of adjustments	770.4	17.6	35.6	—	823.6
Amounts reclassified from AOCI	20.5	(3.7)	—	9.6	26.4
Other comprehensive income	790.9	13.9	35.6	9.6	850.0
Balances as of June 30, 2021	$3,555.8	$29.9	$(1,333.3)	$(448.6)	$1,803.8

Balances as of April 1, 2022	$(206.5)	$35.5	$(1,411.6)	$(338.0)	$(1,920.6)
Other comprehensive loss during the period, net of adjustments	(3,605.1)	(3.0)	(270.6)	1.6	(3,877.1)
Amounts reclassified from AOCI	37.5	(8.4)	—	6.7	35.8
Other comprehensive loss	(3,567.6)	(11.4)	(270.6)	8.3	(3,841.3)
Adjustment for reinsurance (2)	124.4	7.4	—	—	131.8
Balances as of June 30, 2022	$(3,649.7)	$31.5	$(1,682.2)	$(329.7)	$(5,630.1)

	Net unrealized	Net unrealized	Foreign	Unrecognized	Accumulated
	gains (losses) on	gains	currency	postretirement	other
	available-for-sale	on derivative	translation	benefit	comprehensive
	securities (1)	instruments	adjustment	obligation	income (loss)

	(in millions)
Balances as of January 1, 2021	$4,138.3	$18.2	$(1,312.9)	$(460.5)	$2,383.1
Other comprehensive loss during the period, net of adjustments	(581.3)	18.9	(20.4)	(7.2)	(590.0)
Amounts reclassified from AOCI	(1.2)	(7.2)	—	19.1	10.7
Other comprehensive loss	(582.5)	11.7	(20.4)	11.9	(579.3)
Balances as of June 30, 2021	$3,555.8	$29.9	$(1,333.3)	$(448.6)	$1,803.8

Balances as of January 1, 2022	$3,467.4	$51.8	$(1,563.6)	$(344.7)	$1,610.9
Other comprehensive loss during the period, net of adjustments	(7,243.6)	(13.9)	(118.6)	1.6	(7,374.5)
Amounts reclassified from AOCI	2.1	(13.8)	—	13.4	1.7
Other comprehensive loss	(7,241.5)	(27.7)	(118.6)	15.0	(7,372.8)
Adjustment for reinsurance (2)	124.4	7.4	—	—	131.8
Balances as of June 30, 2022	$(3,649.7)	$31.5	$(1,682.2)	$(329.7)	$(5,630.1)
(1)	Net unrealized losses on available-for-sale securities for which an allowance for credit loss has been recorded were $2.1 million and $29.3 million as of June 30, 2022 and 2021, respectively.
(2)	Reflects the January 1, 2022, balance associated with our ULSG business that was ceded to Talcott Life & Annuity Re.

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
June 30, 2022
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

Following is a reconciliation of the changes in the redeemable noncontrolling interest (in millions):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
Balance at beginning of period	$306.8	$263.5	$332.5	$255.6
Net income (loss) attributable to redeemable noncontrolling interest	(23.1)	8.6	(33.4)	6.8
Contributions from redeemable noncontrolling interest	7.0	70.2	31.0	88.0
Distributions to redeemable noncontrolling interest	(21.8)	(6.8)	(61.4)	(23.1)
Purchase of subsidiary shares from redeemable noncontrolling interest (1)	—	(5.4)	—	(5.4)
Change in redemption value of redeemable noncontrolling interest	0.3	0.4	0.4	8.6
Other comprehensive income (loss) attributable to redeemable noncontrolling interest	(0.7)	0.1	(0.6)	0.1
Balance at end of period	$268.5	$330.6	$268.5	$330.6
(1)	In second quarter 2021, we acquired the remaining interest in Principal Innovations, Inc. and its wholly owned subsidiary, RobustWealth, Inc.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
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

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of June 30, 2022, approximately 2% of our total fixed maturities were Level 3 securities valued using internal pricing models.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
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
June 30, 2022
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
June 30, 2022
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

Funds Withheld Payable

The funds withheld payable includes an embedded derivative that has been bifurcated from the host contract and is measured at fair value on a recurring basis, which is reflected in Level 3. The fair value is determined based on the change in the estimated fair value of the underlying funds withheld investments. The fair value of these assets is determined as previously described.

Other Liabilities

Derivative liabilities of consolidated sponsored investment funds are reported at fair value within other liabilities. Fair values of these derivatives are determined as previously described and are reflected in Level 2.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2022
	Assets/	Amount
	(liabilities)	measured at
	measured at	net asset	Fair value hierarchy level
	fair value	value (4)	Level 1	Level 2	Level 3

	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$2,268.6	$—	$1,870.2	$398.4	$—
Non-U.S. governments	679.8	—	0.3	679.5	—
States and political subdivisions	7,170.6	—	—	7,083.9	86.7
Corporate	39,793.2	—	29.7	38,514.8	1,248.7
Residential mortgage-backed pass-through securities	1,899.3	—	—	1,899.3	—
Commercial mortgage-backed securities	5,291.6	—	—	5,287.8	3.8
Collateralized debt obligations (1)	3,641.4	—	—	3,640.1	1.3
Other debt obligations	6,461.1	—	—	6,440.3	20.8
Total fixed maturities, available-for-sale	67,205.6	—	1,900.2	63,944.1	1,361.3
Fixed maturities, trading	391.3	—	0.5	305.1	85.7
Equity securities	1,699.8	—	525.6	1,174.2	—
Derivative assets (2)	257.4	—	—	257.4	—
Other investments	746.7	93.1	314.8	337.4	1.4
Cash equivalents	1,870.4	—	24.5	1,845.9	—
Sub-total excluding separate account assets	72,171.2	93.1	2,765.6	67,864.1	1,448.4
Separate account assets	153,819.3	9,806.7	92,550.8	50,403.2	1,058.6
Total assets	$225,990.5	$9,899.8	$95,316.4	$118,267.3	$2,507.0

Liabilities
Investment and universal life contracts (3)	$(75.5)	$—	$—	$—	$(75.5)
Funds withheld payable embedded derivative (3)	3,067.3	—	—	—	3,067.3
Derivative liabilities (2)	(566.6)	—	—	(566.4)	(0.2)
Other liabilities	(0.8)	—	(0.2)	(0.6)	—
Total liabilities	$2,424.4	$—	$(0.2)	$(567.0)	$2,991.6

Net assets	$228,414.9	$9,899.8	$95,316.2	$117,700.3	$5,498.6

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
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

(3)

Includes bifurcated embedded derivatives that are reported at net asset (liability) fair value within the same line item in the consolidated statements of financial position in which the host contract is reported. The funds withheld payable embedded derivative could be in either an asset or (liability) position.

(4)

Certain investments are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy. Other investments using the NAV practical expedient consist of certain fund interests that are restricted until maturity with unfunded commitments totaling $8.5 million and $10.2 million as of June 30, 2022 and December 31, 2021, respectively. Separate account assets using the NAV practical expedient consist of hedge funds and a real estate fund with varying investment strategies that also have a variety of redemption terms and conditions. We do not have unfunded commitments associated with these funds.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows:

	For the three months ended June 30, 2022
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance		Included in	issuances			balance
	as of	Included in	other	and	Transfers	Transfers	as of
	April 1,	net income	comprehensive	settlements	into	out of	June 30,
	2022	(2)	income (3)	(4)	Level 3	Level 3	2022

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$94.5	$—	$(19.4)	$(0.4)	$12.0	$—	$86.7
Corporate	1,140.8	(0.4)	(21.9)	129.1	1.1	—	1,248.7
Commercial mortgage-backed securities	18.1	—	0.2	(4.3)	—	(10.2)	3.8
Collateralized debt obligations	57.0	—	(0.4)	—	—	(55.3)	1.3
Other debt obligations	21.2	—	—	(0.4)	—	—	20.8
Total fixed maturities, available-for-sale	1,331.6	(0.4)	(41.5)	124.0	13.1	(65.5)	1,361.3
Fixed maturities, trading	62.4	(0.5)	—	23.8	—	—	85.7
Other investments	1.4	—	—	—	—	—	1.4
Separate account assets (1)	1,015.4	44.3	—	(1.1)	—	—	1,058.6

Liabilities
Investment and universal life contracts	(153.8)	73.9	—	4.4	—	—	(75.5)
Funds withheld payable embedded derivative	—	3,067.3	—	—	—	—	3,067.3

Derivatives
Net derivative assets (liabilities)	(0.7)	(0.6)	(0.3)	1.7	—	(0.3)	(0.2)

	For the three months ended June 30, 2021
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance	Included	Included in	issuances			balance
	as of	in net	other	and	Transfers	Transfers	as of
	April 1,	income	comprehensive	settlements	into	out of	June 30,
	2021	(2)	income (3)	(4)	Level 3	Level 3	2021

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$343.3	$(4.9)	$5.4	$124.9	$80.3	$—	$549.0
Commercial mortgage-backed securities	11.5	(0.2)	0.2	0.1	—	—	11.6
Collateralized debt obligations	323.3	(1.5)	1.7	61.2	36.3	(225.4)	195.6
Other debt obligations	36.5	—	(0.2)	25.1	—	—	61.4
Total fixed maturities, available-for-sale	714.6	(6.6)	7.1	211.3	116.6	(225.4)	817.6
Other investments	41.1	3.4	—	—	—	—	44.5
Separate account assets (1)	1,196.2	49.1	—	(27.9)	—	—	1,217.4

Liabilities
Investment and universal life contracts	(177.1)	(113.7)	—	9.2	—	—	(281.6)

Derivatives
Net derivative assets (liabilities)	(10.7)	1.2	—	0.6	—	—	(8.9)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

	For the six months ended June 30, 2022
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance		Included in	issuances			balance
	as of	Included in	other	and	Transfers	Transfers	as of
	January 1,	net income	comprehensive	settlements	into	out of	June 30,
	2022	(2)	income (3)	(4)	Level 3	Level 3	2022

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$94.8	$—	$(19.3)	$(0.8)	$12.0	$—	$86.7
Corporate	834.3	(3.4)	(26.6)	268.1	176.3	—	1,248.7
Commercial mortgage-backed securities	19.2	—	(0.7)	(4.5)	—	(10.2)	3.8
Collateralized debt obligations	85.8	—	(0.7)	55.5	—	(139.3)	1.3
Other debt obligations	42.1	—	(0.6)	(0.7)	—	(20.0)	20.8
Total fixed maturities, available-for-sale	1,076.2	(3.4)	(47.9)	317.6	188.3	(169.5)	1,361.3
Fixed maturities, trading	4.9	(0.5)	—	52.3	29.0	—	85.7
Other investments	2.1	—	(0.7)	—	—	—	1.4
Separate account assets (1)	945.3	115.7	—	(2.4)	—	—	1,058.6

Liabilities
Investment and universal life contracts	(356.3)	268.2	0.2	12.4	—	—	(75.5)
Funds withheld payable embedded derivative	—	3,067.3	—	—	—	—	3,067.3

Derivatives
Net derivative assets (liabilities)	—	(2.0)	(0.3)	2.4	—	(0.3)	(0.2)

	For the six months ended June 30, 2021
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance	Included	Included in	issuances			balance
	as of	in net	other	and	Transfers	Transfers	as of
	January 1,	income	comprehensive	settlements	into	out of	June 30,
	2021	(2)	income (3)	(4)	Level 3	Level 3	2021

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$290.8	$(4.9)	$(4.7)	$125.3	$142.5	$—	$549.0
Commercial mortgage-backed securities	13.2	(1.0)	(0.5)	(0.1)	—	—	11.6
Collateralized debt obligations	27.2	(2.0)	1.8	309.9	84.1	(225.4)	195.6
Other debt obligations	29.2	—	0.8	10.8	20.6	—	61.4
Total fixed maturities, available-for-sale	360.4	(7.9)	(2.6)	445.9	247.2	(225.4)	817.6
Other investments	31.9	12.6	—	—	—	—	44.5
Separate account assets (1)	8,893.2	144.6	—	(7,820.4)	—	—	1,217.4

Liabilities
Investment and universal life contracts	(467.8)	169.7	0.1	16.4	—	—	(281.6)

Derivatives
Net derivative assets (liabilities)	(5.1)	(4.4)	—	0.6	—	—	(8.9)
(1)	Gains and losses for separate account assets do not impact net income as the change in value of separate account assets is offset by a change in value of separate account liabilities. Foreign currency translation adjustments related to the Principal International segment separate account assets are recorded in AOCI and are offset by foreign currency translation adjustments of the corresponding separate account liabilities.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

(2)	Both realized gains (losses) and mark-to-market unrealized gains (losses) are generally reported in net realized capital gains (losses), net realized capital gains (losses) on funds withheld assets or change in fair value of funds withheld embedded derivative within the consolidated statements of operations. Realized and unrealized gains (losses) on certain securities with an investment objective to realize economic value through mark-to-market changes are reported in net investment income within the consolidated statements of operations. Changes in unrealized gains (losses) included in net income relating to positions still held were:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$(4.7)	$—	$(4.7)
Commercial mortgage-backed securities	—	(0.2)	—	(1.0)
Collateralized debt obligations	—	(1.5)	—	(2.0)
Total fixed maturities, available-for-sale	—	(6.4)	—	(7.7)
Fixed maturities, trading	(0.5)	—	(0.5)	—
Other investments	—	3.4	—	12.7
Separate account assets	44.5	47.6	112.8	144.1

Liabilities
Investment and universal life contracts	70.2	(113.9)	262.0	166.0
Funds withheld payable embedded derivative	3,067.3	—	3,067.3	—

Derivatives
Net derivative assets (liabilities)	1.0	1.1	(0.2)	(3.8)

(3)	Changes in unrealized gains (losses) included in OCI, including foreign currency translation adjustments related to our Principal International segment, relating to positions still held were:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$(19.5)	$—	$(19.4)	$—
Corporate	(21.9)	3.0	(27.4)	(6.2)
Commercial mortgage-backed securities	(0.1)	0.2	(0.3)	(0.5)
Collateralized debt obligations	(0.3)	2.0	(0.5)	2.1
Total fixed maturities, available-for-sale	(41.8)	5.2	(47.6)	(4.6)

Liabilities
Investment and universal life contracts	0.1	—	0.2	0.1

Derivatives
Net derivative assets (liabilities)	(0.2)	—	(0.2)	—

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

(4)	Gross purchases, sales, issuances and settlements were:

	For the three months ended June 30, 2022
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$—	$(0.4)	$(0.4)
Corporate	160.0	(4.9)	—	(26.0)	129.1
Commercial mortgage-backed securities	—	(4.2)	—	(0.1)	(4.3)
Other debt obligations	—	—	—	(0.4)	(0.4)
Total fixed maturities, available-for-sale	160.0	(9.1)	—	(26.9)	124.0
Fixed maturities, trading	24.0	—	—	(0.2)	23.8
Separate account assets (5)	—	—	(0.8)	(0.3)	(1.1)

Liabilities
Investment and universal life contracts	—	—	(1.6)	6.0	4.4

Derivatives
Net derivative assets (liabilities)	—	1.7	—	—	1.7

	For the three months ended June 30, 2021
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$156.0	$—	$—	$(31.1)	$124.9
Commercial mortgage-backed securities	—	—	—	0.1	0.1
Collateralized debt obligations	85.9	—	—	(24.7)	61.2
Other debt obligations	25.1	—	—	—	25.1
Total fixed maturities, available-for-sale	267.0	—	—	(55.7)	211.3
Separate account assets (5)	—	(0.7)	(27.0)	(0.2)	(27.9)

Liabilities
Investment and universal life contracts	—	—	(3.5)	12.7	9.2

Derivatives
Net derivative assets (liabilities)	—	0.6	—	—	0.6

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

	For the six months ended June 30, 2022
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$—	$(0.8)	$(0.8)
Corporate	350.9	(25.3)	—	(57.5)	268.1
Commercial mortgage-backed securities	—	(4.2)	—	(0.3)	(4.5)
Collateralized debt obligations	55.5	—	—	—	55.5
Other debt obligations	—	—	—	(0.7)	(0.7)
Total fixed maturities, available-for-sale	406.4	(29.5)	—	(59.3)	317.6
Fixed maturities, trading	52.5	—	—	(0.2)	52.3
Separate account assets (5)	—	—	(1.9)	(0.5)	(2.4)

Liabilities
Investment and universal life contracts	—	—	(7.1)	19.5	12.4

Derivatives
Net derivative assets (liabilities)	—	2.4	—	—	2.4

	For the six months ended June 30, 2021
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$200.8	$(10.9)	$—	$(64.6)	$125.3
Commercial mortgage-backed securities	—	—	—	(0.1)	(0.1)
Collateralized debt obligations	334.4	—	—	(24.5)	309.9
Other debt obligations	25.1	—	—	(14.3)	10.8
Total fixed maturities, available-for-sale	560.3	(10.9)	—	(103.5)	445.9
Separate account assets (5)	36.7	(7,793.2)	(141.0)	77.1	(7,820.4)

Liabilities
Investment and universal life contracts	—	—	(8.2)	24.6	16.4

Derivatives
Net derivative assets (liabilities)	—	0.6	—	—	0.6
(5)	Issuances and settlements include amounts related to mortgage encumbrances associated with real estate in our separate accounts.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels were as follows:

	For the three months ended June 30, 2022
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$12.0	$—	$—
Corporate	—	1.1	—	—
Commercial mortgage-backed securities	—	—	—	10.2
Collateralized debt obligations	—	—	—	55.3
Total fixed maturities, available-for-sale	—	13.1	—	65.5

Derivatives
Net derivative assets (liabilities)	—	—	—	0.3

	For the three months ended June 30, 2021
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$80.3	$—	$—
Collateralized debt obligations	—	36.3	—	225.4
Total fixed maturities, available-for-sale	—	116.6	—	225.4

	For the six months ended June 30, 2022
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$12.0	$—	$—
Corporate	—	176.3	—	—
Commercial mortgage-backed securities	—	—	—	10.2
Collateralized debt obligations	—	—	—	139.3
Other debt obligations	—	—	—	20.0
Total fixed maturities, available-for-sale	—	188.3	—	169.5
Fixed maturities, trading	—	29.0	—	—

Derivatives
Net derivative assets (liabilities)	—	—	—	0.3

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

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

Assets transferred into Level 3 during the three and six months ended June 30, 2022 and 2021, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations.

Assets transferred out of Level 3 during the three and six months ended June 30, 2022, primarily included those assets for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information.

Quantitative Information about Level 3 Fair Value Measurements

The following table provides quantitative information about the significant unobservable inputs used for recurring fair value measurements categorized within Level 3, excluding assets and liabilities for which significant quantitative unobservable inputs are not developed internally, which primarily consists of those valued using broker quotes. The funds withheld payable embedded derivative is excluded from the table as the determination of its fair value incorporates the fair value of the invested assets supporting the reinsurance agreement. Refer to “Assets and liabilities measured at fair value on a recurring basis” for a complete valuation hierarchy summary.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

	June 30, 2022
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of				Weighted
	fair value	technique(s)	input description	inputs				average
	(in millions)
Assets
Fixed maturities, available-for-sale:
State and political subdivisions	$10.2	Discounted cash flow	Discount rate (1)			4.8%		4.8%
			Illiquidity premium	25	basis points (“bps”)			25	bps
Corporate	1,243.7	Discounted cash flow	Discount rate (1)	4.8	% -	14.4%		8.6%
			Illiquidity premium	30	bps-	441	bps	48	bps
Other debt obligations	20.8	Discounted cash flow	Discount rate (1)	5.6	% -	10.0%		5.8%
			Illiquidity premium	225	bps-	500	bps	239	bps
Fixed maturities, trading	85.7	Discounted cash flow	Discount rate (1)	6.5	% -	11.9%		9.0%
Separate account assets	1,059.0	Discounted cash flow - mortgage loans	Discount rate (1)			3.8%		3.8%
			Credit spread rate			169	bps	169	bps
		Discounted cash flow - real estate	Discount rate (1)	5.5	% -	10.0%		6.6%
			Terminal capitalization rate	4.3	% -	9.3%		5.5%
			Average market rent growth rate	1.6	% -	4.3%		3.0%
		Discounted cash flow - real estate debt	Loan to value	40.5	% -	57.4%		45.1%
			Market interest rate	2.5	% -	4.8%		3.6%

Liabilities
Investment and universal life contracts (6)	(75.5)	Discounted cash flow	Long duration interest rate	2.1	% -	3.4%	(3)	2.6%
			Long-term equity market volatility	18.0	% -	48.5%		21.0%
			Nonperformance risk	0.7	% -	2.0%		1.4%
			Utilization rate	See note (4)
			Lapse rate	0.0	% -	17.0%		10.2%
			Mortality rate	See note (5)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

	December 31, 2021
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of				Weighted
	fair value	technique(s)	input description	inputs				average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$829.9	Discounted cash flow	Discount rate (1)	0.9	% -	15.5%		6.8%
			Illiquidity premium	0	bps-	70	bps	6	bps
		Market comparables	Potential loss severity			39.4%		39.4%
			Probability of default			100.0%		100.0%
Commercial mortgage-backed securities	3.5	Discounted cash flow	Discount rate (1)			3.7%		3.7%
Collateralized debt obligations	45.9	Discounted cash flow	Discount rate (1)	3.0	% -	5.3%		4.0%
			Illiquidity premium	0	bps-	385	bps	255	bps
Other debt obligations	22.1	Discounted cash flow	Discount rate (1)	3.0	% -	10.0%		3.3%
			Illiquidity premium	225	bps-	500	bps	237	bps
Fixed maturities, trading	4.9	Discounted cash flow	Discount rate (1)			7.5%		7.5%
Other investments	0.6	Market comparables - other investments	Revenue multiples (2)	6.8	x -	9.1	x	8.0	x
Separate account assets	946.0	Discounted cash flow - mortgage loans	Discount rate (1)			1.4%		1.4%
			Credit spread rate			120	bps	120	bps
		Discounted cash flow - real estate	Discount rate (1)	5.3	% -	10.0%		6.6%
			Terminal capitalization rate	4.3	% -	9.3%		5.6%
			Average market rent growth rate	1.6	% -	3.6%		2.7%
		Discounted cash flow - real estate debt	Loan to value	40.1	% -	58.5%		46.0%
			Market interest rate	2.5	% -	3.1%		2.7%

Liabilities
Investment and universal life contracts (6)	(356.3)	Discounted cash flow	Long duration interest rate	1.8	% -	1.9%	(3)	1.9%
			Long-term equity market volatility	18.0	% -	32.5%		22.1%
			Nonperformance risk	0.3	% -	1.1%		0.9%
			Utilization rate	See note (4)
			Lapse rate	0.0	% -	17.0%		5.1%
			Mortality rate	See note (5)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No significant assets and liabilities were measured at fair value on a nonrecurring basis for the three and six months ended June 30, 2022 and 2021.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

Fair Value Option

We elected fair value accounting for:

●	Certain real estate ventures that were subject to the equity method of accounting because the nature of the investments was to add value to the properties and generate income from the operations of the properties. Other equity method real estate investments were not fair valued because the investments mainly generated income from the operations of the underlying properties. The last equity method real estate investment for which the fair value option was elected was sold in the third quarter of 2021.

The following table presents information regarding the assets and liabilities for which the fair value option was elected.

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

	(in millions)
Real estate ventures
Change in fair value pre-tax gain (1)	$—	$3.4	$—	$12.7
(1)	Reported in net investment income on the consolidated statements of operations.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	June 30, 2022
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3

	(in millions)
Assets (liabilities)
Mortgage loans	$20,277.2	$19,022.6	$—	$—	$19,022.6
Policy loans	766.6	813.8	—	—	813.8
Other investments	124.6	113.5	—	20.2	93.3
Cash and cash equivalents	1,302.7	1,302.7	1,295.0	7.7	—
Reinsurance deposit receivable	9,479.9	8,637.8	—	—	8,637.8
Investment contracts	(36,392.4)	(33,900.8)	—	(7,391.5)	(26,509.3)
Short-term debt	(66.9)	(66.9)	—	(66.9)	—
Long-term debt	(4,280.7)	(4,081.4)	—	(4,042.4)	(39.0)
Separate account liabilities	(139,859.8)	(138,967.6)	—	—	(138,967.6)
Bank deposits (1)	(354.0)	(341.6)	—	(341.6)	—
Cash collateral payable	(295.6)	(295.6)	(295.6)	—	—

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

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

The Retirement and Income Solutions segment provides retirement and related financial products and services primarily to businesses, their employees and other individuals. The segment is organized into Retirement and Income Solutions – Fee, which includes full service accumulation, trust and custody services, individual variable annuities and the acquisition, integration and migration expenses associated with the purchase of the Institutional Retirement & Trust business of Wells Fargo Bank, N.A.; and Retirement and Income Solutions – Spread, which includes investment only, pension risk transfer, banking services and our exited individual fixed annuities business.

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

The U.S. Insurance Solutions segment focuses on solutions for small-to-medium sized businesses and their employees. The segment is organized into Specialty Benefits insurance, which provides group dental and vision insurance, individual and group disability insurance, group life insurance, critical illness, accident, paid family and medical leave and non-medical fee-for-service claims administration; and Individual Life insurance, which includes universal life, variable universal life, indexed universal life, traditional life insurance and our exited ULSG business.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

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

Management uses segment pre-tax operating earnings in evaluating performance, which is consistent with the financial results provided to and discussed with securities analysts. We determine segment pre-tax operating earnings by adjusting U.S. GAAP income before income taxes for pre-tax net realized capital gains (losses), as adjusted, pre-tax income (loss) from exited business, pre-tax other adjustments that management believes are not indicative of overall operating trends and certain adjustments related to equity method investments and noncontrolling interest. While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of pre-tax operating earnings enhances the understanding of our results of operations by highlighting pre-tax earnings attributable to the normal, ongoing operations of the business.

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

Pre-tax income (loss) from exited business includes amounts associated with our exited U.S. retail fixed annuity and ULSG businesses, including strategic review costs and impacts, amortization of reinsurance gain (loss), impacts to actuarial balances of reinsured businesses, net realized capital gains (losses) on funds withheld assets and the change in fair value of the funds withheld embedded derivative. The strategic review costs and impacts primarily include actuarial balance re-cohorting impacts resulting from the Strategic Review and costs to close the Reinsurance Transaction. Impacts to actuarial balances of reinsured business primarily include DAC amortization.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

Segment operating revenues reflect consolidated U.S. GAAP total revenues excluding:

●	Net realized capital gains (losses), except periodic settlements and accruals on derivatives not designated as hedging instruments and certain market value adjustments of derivative instruments used to economically hedge embedded derivatives, and their impact on:
●	Amortization of hedge accounting book value adjustments for certain discontinued hedges,
●	Certain hedge accounting market value revenue adjustments,
●	Certain market value adjustments to fee revenues,
●	Pre-tax net realized capital gains (losses) adjustments related to equity method investments,
●	Pre-tax net realized capital gains (losses) adjustments related to sponsored investment funds and
●	Recognition of deferred front-end fee revenues for sales charges on retirement and life insurance products and services.
●	Pre-tax revenues from exited business,
●	Pre-tax other adjustments and income taxes of equity method investments and
●	Pre-tax other adjustments management believes are not indicative of overall operating trends.

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

The following tables summarize select financial information by segment, including operating revenues for our products and services, and reconcile segment totals to those reported in the consolidated financial statements:

	June 30, 2022	December 31, 2021

	(in millions)
Assets:
Retirement and Income Solutions	$208,256.5	$221,993.8
Principal Global Investors	2,277.2	2,445.1
Principal International	38,889.3	42,812.4
U.S. Insurance Solutions	41,960.8	33,222.6
Corporate	1,836.4	4,183.3
Total consolidated assets	$293,220.2	$304,657.2

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
Operating revenues by segment:
Retirement and Income Solutions:
Retirement and Income Solutions – Fee	$563.5	$579.9	$1,142.3	$1,143.0
Retirement and Income Solutions – Spread	773.4	1,091.0	1,477.6	1,751.9
Total Retirement and Income Solutions (1)	1,336.9	1,670.9	2,619.9	2,894.9
Principal Global Investors (2)	463.6	453.7	898.9	868.9
Principal International	439.1	306.2	754.0	614.2
U.S. Insurance Solutions:
Specialty Benefits insurance	751.6	667.9	1,469.3	1,323.5
Individual Life insurance	157.2	514.1	680.6	1,033.4
Eliminations	(0.2)	(0.1)	(0.3)	(0.1)
Total U.S. Insurance Solutions	908.6	1,181.9	2,149.6	2,356.8
Corporate	(7.0)	1.1	(7.3)	(7.5)
Total segment operating revenues	3,141.2	3,613.8	6,415.1	6,727.3
Net realized capital gains (losses), net of related revenue adjustments	(266.1)	(71.8)	(416.4)	31.2
Revenues from exited business (3)	3,793.6	—	3,793.6	—
Adjustments related to equity method investments	(10.0)	(2.6)	(23.6)	(10.6)
Total revenues per consolidated statements of operations	$6,658.7	$3,539.4	$9,768.7	$6,747.9

Pre-tax operating earnings (losses) by segment:
Retirement and Income Solutions	$255.9	$280.2	$573.8	$568.2
Principal Global Investors	180.0	184.4	323.4	325.5
Principal International	92.1	47.7	150.2	122.8
U.S. Insurance Solutions	151.7	126.6	267.5	221.8
Corporate	(152.9)	(82.7)	(281.9)	(176.5)
Total segment pre-tax operating earnings	526.8	556.2	1,033.0	1,061.8
Pre-tax net realized capital losses, as adjusted (4)	(277.4)	(123.1)	(357.8)	(8.2)
Pre-tax income from exited business (5)	3,618.5	—	3,618.5	—
Adjustments related to equity method investments and noncontrolling interest	29.2	(0.5)	31.4	(7.1)
Income before income taxes per consolidated statements of operations	$3,897.1	$432.6	$4,325.1	$1,046.5
(1)	Reflects inter-segment revenues of $88.6 million and $102.9 million for the three months ended June 30, 2022 and 2021, respectively, $186.0 million and $201.7 million for the six months ended June 30, 2022 and 2021, respectively.
(2)	Reflects inter-segment revenues of $89.5 million and $71.1 million for the three months ended June 30, 2022 and 2021, respectively, $170.8 million and $144.2 million for the six months ended June 30, 2022 and 2021, respectively.
(3)	Revenues from exited business is derived as follows:

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
Revenues from exited business:
Change in fair value of funds withheld embedded derivative	$3,067.3	$—	$3,067.3	$—
Net realized capital gains on funds withheld assets	689.0	—	689.0	—
Strategic review costs and impacts	32.4	—	32.4	—
Amortization of reinsurance gain	4.9	—	4.9	—
Total revenues from exited business	$3,793.6	$—	$3,793.6	$—

(4)	Pre-tax net realized capital gains (losses), as adjusted, is derived as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
Net realized capital gains (losses):
Net realized capital gains (losses)	$(227.9)	$(41.1)	$(338.4)	$110.3
Derivative and hedging-related revenue adjustments	(33.7)	(39.4)	(73.8)	(77.8)
Market value adjustments to fee revenues	0.1	—	0.1	(0.4)
Adjustments related to equity method investments	(9.0)	(0.4)	(12.6)	(7.5)
Adjustments related to sponsored investment funds	5.9	5.1	11.7	10.1
Recognition of front-end fee revenue	(1.5)	4.0	(3.4)	(3.5)
Net realized capital gains (losses), net of related revenue adjustments	(266.1)	(71.8)	(416.4)	31.2
Amortization of deferred acquisition costs and other actuarial balances	(19.4)	(20.9)	(20.7)	12.9
Capital (gains) losses distributed	29.6	(32.9)	120.6	(53.3)
Market value adjustments of embedded derivatives	(21.5)	2.5	(41.3)	1.0
Pre-tax net realized capital losses, as adjusted (a)	$(277.4)	$(123.1)	$(357.8)	$(8.2)
(a)	As adjusted before noncontrolling interest capital gains (losses).
(5)	Pre-tax income (loss) from exited business included:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
Pre-tax income (loss) from exited business:
Change in fair value of funds withheld embedded derivative	$3,067.3	$—	$3,067.3	$—
Net realized capital gains on funds withheld assets	689.0	—	689.0	—
Strategic review costs and impacts	(67.4)	—	(67.4)	—
Amortization of reinsurance loss	(41.4)	—	(41.4)	—
Impacts to actuarial balances of reinsured business	(29.0)	—	(29.0)	—
Total pre-tax income from exited business	$3,618.5	$—	$3,618.5	$—

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

14. Revenues from Contracts with Customers

The following tables summarize disaggregation of revenues from contracts with customers, including select financial information by segment, and reconcile totals to those reported in the consolidated financial statements. Revenues from contracts with customers are included in fees and other revenues on the consolidated statements of operations.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
Revenue from contracts with customers by segment:
Retirement and Income Solutions:
Retirement and Income Solutions – Fee	$138.5	$147.7	$280.2	$289.6
Retirement and Income Solutions – Spread	2.8	2.4	5.5	4.8
Total Retirement and Income Solutions	141.3	150.1	285.7	294.4
Principal Global Investors	451.6	444.0	881.2	850.1
Principal International	109.2	126.5	219.6	248.4
U.S. Insurance Solutions:
Specialty Benefits insurance	3.7	3.8	7.7	7.5
Individual Life insurance	16.2	15.0	31.6	28.7
Eliminations	(0.1)	(0.1)	(0.1)	(0.1)
Total U.S. Insurance Solutions	19.8	18.7	39.2	36.1
Corporate	27.7	55.9	75.6	104.3
Total segment revenue from contracts with customers	749.6	795.2	1,501.3	1,533.3
Adjustments for fees and other revenues not within the scope of revenue recognition guidance (1)	162.1	466.1	627.3	929.8
Pre-tax other adjustments (2)	35.9	4.0	34.0	(3.9)
Total fees and other revenues per consolidated statements of operations	$947.6	$1,265.3	$2,162.6	$2,459.2
(1)	Fees and other revenues not within the scope of the revenue recognition guidance primarily represent revenue on contracts accounted for under the financial instruments or insurance contracts standards.
(2)	Pre-tax other adjustments relate to the recognition of deferred front-end fee revenues for sales charges on retirement and life insurance products and certain market value adjustments to fee revenues.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
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

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
Administrative service fee revenue	$137.5	$145.4	$279.0	$287.2
Other fee revenue	1.0	2.3	1.2	2.4
Total revenues from contracts with customers	138.5	147.7	280.2	289.6
Fees and other revenues not within the scope of revenue recognition guidance	290.9	326.5	609.2	640.2
Total fees and other revenues	429.4	474.2	889.4	929.8
Premiums and other considerations	—	—	—	0.5
Net investment income	134.1	105.7	252.9	212.7
Total operating revenues	$563.5	$579.9	$1,142.3	$1,143.0

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

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
Deposit account fee revenue	$2.5	$2.2	$5.0	$4.5
Commission income	0.3	0.2	0.5	0.3
Total revenues from contracts with customers	2.8	2.4	5.5	4.8
Fees and other revenues not within the scope of revenue recognition guidance	0.1	2.7	1.2	4.7
Total fees and other revenues	2.9	5.1	6.7	9.5
Premiums and other considerations	467.0	525.0	590.3	629.8
Net investment income	303.5	560.9	880.6	1,112.6
Total operating revenues	$773.4	$1,091.0	$1,477.6	$1,751.9

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
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

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
Management fee revenue	$364.5	$374.1	$743.5	$730.0
Other fee revenue	87.1	69.9	137.7	120.1
Total revenues from contracts with customers	451.6	444.0	881.2	850.1
Fees and other revenues not within the scope of revenue recognition guidance	8.9	8.1	14.2	16.1
Total fees and other revenues	460.5	452.1	895.4	866.2
Net investment income	3.1	1.6	3.5	2.7
Total operating revenues	$463.6	$453.7	$898.9	$868.9

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
Management fee revenue	$106.8	$124.7	$214.5	$244.8
Other fee revenue	2.4	1.8	5.1	3.6
Total revenues from contracts with customers	109.2	126.5	219.6	248.4
Fees and other revenues not within the scope of revenue recognition guidance	1.1	1.1	2.3	2.1
Total fees and other revenues	110.3	127.6	221.9	250.5
Premiums and other considerations	30.1	41.9	40.4	69.2
Net investment income	298.7	136.7	491.7	294.5
Total operating revenues	$439.1	$306.2	$754.0	$614.2

Revenues from contracts with customers by region:
Latin America	$81.7	$92.7	$163.7	$181.8
Asia	27.3	33.5	55.6	65.8
Principal International corporate / regional offices	0.5	0.7	0.9	1.5
Eliminations	(0.3)	(0.4)	(0.6)	(0.7)
Total revenues from contracts with customers	$109.2	$126.5	$219.6	$248.4

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
Specialty Benefits insurance:
Administrative service fees	$3.7	$3.8	$7.7	$7.5
Total revenues from contracts with customers	3.7	3.8	7.7	7.5
Fees and other revenues not within the scope of revenue recognition guidance	4.5	4.7	9.2	9.5
Total fees and other revenues	8.2	8.5	16.9	17.0
Premiums and other considerations	686.8	616.8	1,352.4	1,222.1
Net investment income	56.6	42.6	100.0	84.4
Total operating revenues	$751.6	$667.9	$1,469.3	$1,323.5

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
Individual Life insurance:
Administrative service fees	$7.1	$6.6	$13.9	$12.5
Commission income	9.1	8.4	17.7	16.2
Total revenues from contracts with customers	16.2	15.0	31.6	28.7
Fees and other revenues not within the scope of revenue recognition guidance	(64.0)	211.5	162.0	431.7
Total fees and other revenues	(47.8)	226.5	193.6	460.4
Premiums and other considerations	183.6	86.0	272.4	183.2
Net investment income	21.4	201.6	214.6	389.8
Total operating revenues	$157.2	$514.1	$680.6	$1,033.4

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
June 30, 2022
(Unaudited)

The Corporate segment also includes inter-segment eliminations of fees and other revenues. The types of revenues from contracts with customers were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions)
Commission income	$93.4	$95.7	$190.6	$187.7
Other fee revenue	18.9	17.4	38.7	33.7
Eliminations	(84.6)	(57.2)	(153.7)	(117.1)
Total revenues from contracts with customers	27.7	55.9	75.6	104.3
Fees and other revenues not within the scope of revenue recognition guidance	(79.4)	(88.5)	(170.8)	(174.5)
Total fees and other revenues	(51.7)	(32.6)	(95.2)	(70.2)
Premiums and other considerations	(1.2)	—	(1.7)	—
Net investment income	45.9	33.7	89.6	62.7
Total operating revenues	$(7.0)	$1.1	$(7.3)	$(7.5)

Contract Costs

Sales compensation and other incremental costs of obtaining a contract are capitalized and amortized over the period of contract benefit if the costs are expected to be recovered. The contract cost asset, which is included in other assets on the consolidated statements of financial position, was $201.4 million and $193.1 million as of June 30, 2022 and December 31, 2021, respectively.

We apply the practical expedient for certain costs where we recognize the incremental costs of obtaining these contracts as an expense when incurred if the amortization period of the assets is one year or less. These costs, along with costs that are not deferrable, are included in operating expenses on the consolidated statements of operations.

Deferred contract costs consist primarily of commissions and variable compensation. We amortize capitalized contract costs on a straight-line basis over the expected contract life, reflecting lapses as they are incurred. Deferred contract costs are subject to impairment testing on an annual basis, or when a triggering event occurs that could warrant an impairment. To the extent future revenues less future maintenance expenses are not adequate to cover the asset balance, an impairment is recognized. Amortization expense of $8.6 million and $9.0 million for the three months ended June 30, 2022 and 2021 and $18.2 million and $16.1 million for the six months ended June 30, 2022 and 2021, respectively, was recorded in operating expenses on the consolidated statements of operations and no impairment loss was recognized in relation to the costs capitalized.

15. Stock-Based Compensation Plans

As of June 30, 2022, we had the 2021 Stock Incentive Plan, the 2020 Directors Stock Plan, the 2014 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan and the Directors Stock Plan (“Stock-Based Compensation Plans”). No new grants will be made under the 2020 Directors Stock Plan, the 2014 Stock Incentive Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan or the Directors Stock Plan. Under the terms of the 2021 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. To date, we have not granted any incentive stock options, restricted stock or performance units under any plans. As part of our fair value process, we assess the impact of material nonpublic information on our share price or expected volatility, as applicable, at the time of grant. No awards in 2022 required a fair value adjustment.

As of June 30, 2022, the maximum number of new shares of common stock available for grant under the 2021 Stock Incentive Plan was 23.1 million.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against net income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the six months ended June 30,
	2022	2021

	(in millions)
Compensation cost	$50.2	$53.6
Related income tax benefit	11.3	10.6
Capitalized as part of an asset	0.8	0.8

Nonqualified Stock Options

No nonqualified stock options were granted to employees during the six months ended June 30, 2022.

As of June 30, 2022, we had $1.7 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.4 years.

Performance Share Awards

Performance share awards were granted to certain employees under the 2021 Stock Incentive Plan. Total performance share awards granted were 0.3 million for the six months ended June 30, 2022. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results to be determined at the end of the performance period. The actual number of common shares to be awarded at the end of each performance period will range between 0% and 180% of the initial target awards. Effective in 2022, we added a relative total shareholder return modifier to the performance share awards under which the number of shares ultimately granted is also impacted by our actual shareholder return relative to our S&P 500 Financial Sector Index peer group. The fair value of performance share awards is determined using a Monte Carlo simulation model. The weighted-average grant date fair value of these performance share awards granted was $66.62 per common share.

As of June 30, 2022, we had $18.5 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.7 years.

Restricted Stock Units

Restricted stock units were issued to certain employees and non-employee directors pursuant to the 2021 Stock Incentive Plan. Total restricted stock units granted were 1.1 million for the six months ended June 30, 2022. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $70.54 per common share.

As of June 30, 2022, we had $92.9 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted. The cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 0.4 million shares for the six months ended June 30, 2022. The weighted average fair value of the discount on the stock purchased was $7.11 per share.

As of June 30, 2022, a total of 3.6 million of new shares were available to be made issuable by us for this plan.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2022
(Unaudited)

16. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in millions, except per share data)
Net income	$3,074.6	$371.6	$3,455.3	$887.9
Subtract:
Net income attributable to noncontrolling interest	15.2	9.8	19.7	9.0
Adjustments to redemption amounts of redeemable noncontrolling interests	—	(1.9)	—	—
Total	$3,059.4	$363.7	$3,435.6	$878.9
Weighted-average shares outstanding:
Basic	252.6	271.3	256.0	272.1
Dilutive effects:
Stock options	1.4	1.4	1.5	1.2
Restricted stock units	1.9	2.0	2.0	2.0
Performance share awards	0.4	0.4	0.5	0.4
Diluted	256.3	275.1	260.0	275.7
Net income per common share:
Basic	$12.11	$1.34	$13.42	$3.23
Diluted	$11.94	$1.32	$13.21	$3.19

The calculation of diluted earnings per share for the three and six months ended June 30, 2022 and 2021, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of June 30, 2022, compared with December 31, 2021, and our consolidated results of operations for the three and six months ended June 30, 2022 and 2021, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2021, filed with the SEC and the unaudited condensed consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Overview

We provide financial products and services through the following reportable segments:

●	Retirement and Income Solutions is organized into Retirement and Income Solutions – Fee, which includes full service accumulation, individual variable annuities, trust and custody services and the acquisition, integration and migration expenses associated with the purchase of the IRT business of Wells Fargo Bank, N.A.; and Retirement and Income Solutions – Spread, which includes investment only, pension risk transfer, banking services and our exited individual fixed annuities business. We offer a comprehensive portfolio of products and services for retirement savings and retirement income:
●	To businesses of all sizes, we offer products and services for defined contribution plans, including 401(k) and 403(b) plans, defined benefit pension plans, nonqualified executive benefit plans, employee stock ownership plan services and pension closeout services. For more basic retirement services, we offer SIMPLE IRAs and payroll deduction plans;
●	To large institutional clients, we also offer investment only products, including investment only guaranteed investment contracts (“GICs”);
●	To employees of businesses and other individuals, we offer the ability to accumulate savings for retirement and other purposes through mutual funds, individual annuities and bank products, along with retirement income options; and
●	To non-retirement businesses, we offer trust and custody services.
●	Principal Global Investors provides asset management solutions using focused investment teams and U.S. and global fund platforms to deliver diverse investment capabilities including equity, fixed income, multi-asset, real estate and alternatives. Services are provided to clients in our retirement businesses in the U.S. and select emerging markets, U.S. benefits and protection, to our Corporate segment and for third-party clients.
●	Principal International, which offers pension accumulation products and services, mutual funds, asset management, income annuities and life insurance accumulation products through operations in Latin America (Brazil, Chile and Mexico) and Asia (China, Hong Kong Special Administrative Region and Southeast Asia).
●	U.S. Insurance Solutions is organized into Specialty Benefits insurance, which provides group dental and vision insurance, individual and group disability insurance, group life insurance, critical illness, accident, paid family and medical leave and non-medical fee-for-service claims administration; and Individual Life insurance, which includes universal life, variable universal life, indexed universal life, traditional life insurance and our exited ULSG business. We focus our solutions on small-to-medium sized businesses and their employees with an emphasis on business owners, executives and key employees.
●	Corporate, which manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate segment primarily reflect our financing activities (including financing costs), income on capital not allocated to other segments, inter-segment eliminations, income tax risks and certain income, expenses and other adjustments not allocated to the segments based on the nature of such items. Results of PSI, our retail broker-dealer and RIA, and our exited group medical and long-term care insurance businesses are reported in this segment.

Transactions Affecting Comparability of Results of Operations

Reinsurance Transaction

During the second quarter of 2022, we closed a coinsurance with funds withheld reinsurance transaction with Talcott Life & Annuity Re, a limited liability company organized under the laws of the Cayman Islands and an affiliate of Talcott Resolution Life, Inc., a subsidiary of Sixth Street, pursuant to which we ceded our in-force U.S. retail fixed annuity and ULSG blocks of business. The economics of the Reinsurance Transaction were effective as of January 1, 2022. As such, we recorded impacts for January through June 2022 in our second quarter 2022 results. Therefore, results for the three months ended June 30, 2022, are not comparable to prior periods.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items. The most significant impact occurs within our Principal International segment where pre-tax operating earnings were negatively impacted $4.7 million and $8.6 million for the three and six months ended June 30, 2022, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. This impact was calculated by comparing (a) the difference between current year results and prior year results to (b) the difference between current year results and prior year results translated using current year exchange rates for both periods. We use this approach to calculate the impact of exchange rates on all revenue and expense line items. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

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

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2022	2021	(decrease)	2022	2021	(decrease)

	(in millions)
Revenues:
Premiums and other considerations	$1,366.2	$1,269.7	$96.5	$2,253.6	$2,104.8	$148.8
Fees and other revenues	947.6	1,265.3	(317.7)	2,162.6	2,459.2	(296.6)
Net investment income	816.5	1,045.5	(229.0)	1,934.6	2,073.6	(139.0)
Net realized capital gains (losses)	(227.9)	(41.1)	(186.8)	(338.4)	110.3	(448.7)
Net realized capital gains on funds withheld assets	689.0	—	689.0	689.0	—	689.0
Change in fair value of funds withheld embedded derivative	3,067.3	—	3,067.3	3,067.3	—	3,067.3
Total revenues	6,658.7	3,539.4	3,119.3	9,768.7	6,747.9	3,020.8
Expenses:
Benefits, claims and settlement expenses	1,278.6	1,812.8	(534.2)	2,738.5	3,187.5	(449.0)
Dividends to policyholders	24.5	28.9	(4.4)	47.6	47.1	0.5
Operating expenses	1,458.5	1,265.1	193.4	2,657.5	2,466.8	190.7
Total expenses	2,761.6	3,106.8	(345.2)	5,443.6	5,701.4	(257.8)
Income before income taxes	3,897.1	432.6	3,464.5	4,325.1	1,046.5	3,278.6
Income taxes	822.5	61.0	761.5	869.8	158.6	711.2
Net income	3,074.6	371.6	2,703.0	3,455.3	887.9	2,567.4
Net income attributable to noncontrolling interest	15.2	9.8	5.4	19.7	9.0	10.7
Net income attributable to Principal Financial Group, Inc.	$3,059.4	$361.8	$2,697.6	$3,435.6	$878.9	$2,556.7

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Net Income Attributable to Principal Financial Group, Inc.

Net income attributable to Principal Financial Group, Inc. increased primarily due to the change in fair value of the funds withheld embedded derivative.

Total Revenues

Premiums increased $167.5 million for the U.S. Insurance Solutions segment primarily due to a $70.0 million increase in growth in the Specialty Benefits business, as well as a $97.6 million increase in Individual Life premiums related to the Reinsurance Transaction. Partially offsetting this increase was a $58.0 million decrease in premiums for the Retirement and Income Solutions segment primarily due to lower sales of single premium group and our exited individual annuities with life contingencies. The single premium group annuity product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore premiums tend to vary from period to period.

Fees and other revenues decreased $247.7 million for the U.S. Insurance Solutions segment primarily due to the Reinsurance Transaction. Fees and other revenues decreased $42.0 million for the Retirement and Income Solutions segment primarily resulting from declining financial markets.

For net investment income and net realized capital gains (losses) variance information, see “Investments — Investment Results” under the captions “Net Investment Income” and “Net Realized Capital Gains (Losses),” respectively.

Net realized capital gains on funds withheld assets increased as a result of the sale of funds withheld assets associated with the Reinsurance Transaction in 2022.

The change in the fair value of the funds withheld embedded derivative increased due to the establishment of the funds withheld payable associated with the Reinsurance Transaction in 2022.

Total Expenses

Benefits, claims and settlement expenses decreased $392.4 million for the U.S. Insurance Solutions segment primarily due to the Reinsurance Transaction. Benefits, claims and settlement expenses decreased $245.8 million for the Retirement and Income Solutions segment primarily due to a decrease in reserves, stemming from lower sales of single premium group and our exited individual annuities with life contingencies. Benefits, claims and settlement expenses increased $103.7 million for the Principal International segment primarily due to $127.0 million higher inflation based interest crediting rates to customers partially offset by $20.5 million of foreign currency headwinds in Latin America.

Operating expenses increased primarily due to $243.7 million of strategic review costs and impacts related to the exited business, which were partially offset by a $55.6 million decrease in amounts credited to employee accounts in a nonqualified defined contribution pension plan.

Income Taxes

The effective income tax rate increased to 21% for the three months ended June 30, 2022, from 14% for the three months ended 2021, primarily due to an increase in pre-tax income with no proportionate increase in permanent tax differences. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 8, Income Taxes” for a reconciliation between the U.S. corporate income tax rate and the effective income tax rate.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Net Income Attributable to Principal Financial Group, Inc.

Net income attributable to Principal Financial Group, Inc. increased primarily due to the change in fair value of the funds withheld embedded derivative.

Total Revenues

Premiums increased $219.3 million for the U.S. Insurance Solutions segment primarily due to $130.3 million from growth in the Specialty Benefits business and $89.2 million in our Individual Life insurance business, primarily related to the Reinsurance Transaction. Partially offsetting this increase was a $40.0 million decrease in premiums for the Retirement and Income Solutions segment primarily due to lower sales of single premium group and our exited individual annuities with life contingencies.

Fees and other revenues decreased $234.4 million for the U.S. Insurance Solutions segment primarily due to the Reinsurance Transaction. Fees and other revenues decreased $37.8 million for the Retirement and Income Solutions segment primarily resulting from declining financial markets.

For net investment income and net realized capital gains (losses) variance information, see “Investments — Investment Results” under the captions “Net Investment Income” and “Net Realized Capital Gains (Losses),” respectively.

Net realized capital gains on funds withheld assets increased as a result of the sale of funds withheld assets associated with the Reinsurance Transaction in 2022.

The change in the fair value of the funds withheld embedded derivative increased due to the establishment of the funds withheld payable associated with the Reinsurance Transaction in 2022.

Total Expenses

Benefits, claims and settlement expenses decreased $343.1 million for the U.S. Insurance Solutions segment primarily due to the Reinsurance Transaction. Benefits, claims and settlement expenses decreased $214.8 million for the Retirement and Income Solutions segment primarily due to a decrease in reserves, stemming from lower sales of single premium group and our exited individual annuities with life contingencies.

Operating expenses increased primarily due to the exited business, including $243.7 million of strategic review costs and impacts and $27.4 million of actuarial balance impacts. Theses increases were partially offset by a $118.4 million decrease in amounts credited to employee accounts in a nonqualified defined contribution pension plan.

Income Taxes

The effective income tax rate increased to 20% for the six months ended June 30, 2022 from 15% for the six months ended 2021, primarily due to an increase in pre-tax income with no proportionate increase in permanent tax differences. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 8, Income Taxes” for a reconciliation between the U.S. corporate income tax rate and the effective income tax rate.

Results of Operations by Segment

For results of operations by segment see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 13, Segment Information.” Beginning in the second quarter of 2022, segment pre-tax operating earnings excludes amounts associated with our exited U.S. retail fixed annuity and ULSG businesses, including strategic review costs and impacts, amortization of reinsurance gain (loss), impacts to actuarial balances of reinsured businesses, net realized capital gains (losses) on funds withheld assets and the change in fair value of the funds withheld embedded derivative.

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

The following table presents the Retirement and Income Solutions net revenue for the periods indicated:

	For the three months ended			For the six months ended
	June 30,			June 30,
			Increase			Increase
	2022	2021	(decrease)	2022	2021	(decrease)

	(in millions)
Retirement and Income Solutions – Fee	$503.6	$527.0	$(23.4)	$1,034.5	$1,038.6	$(4.1)
Retirement and Income Solutions – Spread	162.5	209.9	(47.4)	407.7	438.0	(30.3)
Total Retirement and Income Solutions	$666.1	$736.9	$(70.8)	$1,442.2	$1,476.6	$(34.4)

The following table presents certain summary financial data relating to the Retirement and Income Solutions segment for the periods indicated:

	For the three months ended			For the six months ended
	June 30,			June 30,
			Increase			Increase
	2022	2021	(decrease)	2022	2021	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$467.0	$525.0	$(58.0)	$590.3	$630.3	$(40.0)
Fees and other revenues	432.3	479.3	(47.0)	896.1	939.3	(43.2)
Net investment income	437.6	666.6	(229.0)	1,133.5	1,325.3	(191.8)
Total operating revenues	1,336.9	1,670.9	(334.0)	2,619.9	2,894.9	(275.0)
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	670.8	934.0	(263.2)	1,177.7	1,418.3	(240.6)
Operating expenses	410.2	456.7	(46.5)	868.4	908.4	(40.0)
Total expenses	1,081.0	1,390.7	(309.7)	2,046.1	2,326.7	(280.6)
Pre-tax operating earnings	$255.9	$280.2	$(24.3)	$573.8	$568.2	$5.6

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased in our Fee business primarily due to a decrease in net revenue partially offset by a decrease in operating expenses as described below. Pre-tax operating earnings decreased in our Spread business primarily due to a decrease in net revenue partially offset by a decrease in operating expenses as described below.

Net Revenue

Net revenue decreased in our Fee business primarily due to a $44.8 million decrease in fee revenue primarily resulting from declining financial markets. This decrease was partially offset by a $13.6 million increase stemming from revenue associated with our Principal Deposit Sweep program resulting from increased deposits and a $7.6 million increase in variable investment income. Net revenue decreased in our Spread business primarily due to a $99.8 million decrease resulting from the impacts of our exited individual fixed annuity business. This decrease was partially offset by a $32.5 million increase in variable investment income and a $15.1 million increase due to higher net yields.

Operating Expenses

Operating expenses decreased in our Fee business primarily due to a $20.2 million decrease in expenses associated with the integration of the Institutional Retirement & Trust business of Wells Fargo Bank, N.A. (“Acquired Business”) and an $8.8 million decrease in nondeferrable asset-based commission expense stemming from declining equity markets. These decreases were partially offset by a $17.8 million increase in DAC amortization expense resulting from unfavorable market performance in 2022 compared to favorable in 2021. Operating expenses decreased $31.8 million in our Spread business primarily due to the impacts of our exited individual fixed annuity business.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased in our Fee business due to the changes in net revenue and operating expenses described below. Pre-tax operating earnings increased in our Spread business primarily due to a decrease in operating expenses largely offset by a decrease in net revenue as described below.

Net Revenue

Net revenue decreased in our Fee business primarily due to a $40.4 million decrease in fee revenue primarily resulting from declining financial markets. These changes were partially offset by a $24.8 million increase stemming from revenue associated with our Principal Deposit Sweep program resulting from increased deposits and a $8.2 million increase in variable investment income. Net revenue decreased in our Spread business primarily due to a $148.2 million decrease resulting from the impacts of our exited individual fixed annuity business. This decrease was partially offset by a $79.1 million increase in variable investment income and a $32.6 million increase due to higher net yields.

Operating Expenses

Operating expenses were flat in our Fee business primarily due to a $32.8 million increase in DAC amortization expense resulting from unfavorable market performance in 2022 compared to favorable in 2021 offset by a $29.6 million decrease in expenses associated with the integration of the Acquired Business. Operating expenses decreased $40.1 million in our Spread business primarily due to the impacts of our exited individual fixed annuity business.

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

The following table presents the AUM rollforward for assets managed by Principal Global Investors for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

	(in billions)
AUM, beginning of period	$537.4	$507.7	$546.5	$502.1
Net cash flow	1.4	1.6	4.6	1.1
Investment performance	(48.1)	23.3	(77.2)	29.8
Operations acquired (1)	—	—	18.6	—
Operations disposed (2)	(23.1)	—	(23.1)	—
Other (3)	2.2	(0.3)	0.4	(0.7)
AUM, end of period	$469.8	$532.3	$469.8	$532.3
(1)	Effective in the first quarter of 2022, includes the integration of Institutional Asset Advisory, which is associated with our IRT business.
(2)	In the second quarter of 2022, $23.1 billion of Principal Global Investors managed AUM was transferred to third parties per the Reinsurance Transaction.
(3)	Second quarter of 2022 includes $3.2 billion of commercial mortgage loans and private credit assets managed by Principal Global Investors on behalf of the Reinsurance Transaction counterparty.

The following table presents certain summary financial data relating to the Principal Global Investors segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2022	2021	(decrease)	2022	2021	(decrease)

	(in millions)
Operating revenues:
Fees and other revenues	$460.5	$452.1	$8.4	$895.4	$866.2	$29.2
Net investment income	3.1	1.6	1.5	3.5	2.7	0.8
Total operating revenues	463.6	453.7	9.9	898.9	868.9	30.0
Expenses:
Total expenses	282.4	267.7	14.7	572.8	540.4	32.4

Pre-tax operating earnings attributable to noncontrolling interest	1.2	1.6	(0.4)	2.7	3.0	(0.3)
Pre-tax operating earnings	$180.0	$184.4	$(4.4)	$323.4	$325.5	$(2.1)

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased primarily due to $9.5 million lower management fee revenue as a result of decreased average AUM, an $8.4 million increase in non-variable staff costs and a $3.1 million increase in variable compensation expense. This was offset by a $21.5 million increase in performance fee revenue primarily in our real estate business.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased primarily due to a $15.5 million increase in variable compensation expense and a $14.4 million increase in non-variable staff costs. This was offset by an $18.8 million increase in performance fee revenue primarily in our real estate business and $13.5 million higher management fee revenue as a result of increased average AUM.

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

The following table presents the Principal International segment AUM rollforward for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

	(in billions)
AUM, beginning of period	$163.5	$160.3	$152.1	$165.2
Net cash flow	—	—	(0.5)	1.4
Investment performance	—	1.7	(1.4)	2.4
Effect of exchange rates	(14.5)	6.7	(0.9)	0.1
Other	(0.1)	(1.6)	(0.4)	(2.0)
AUM, end of period	$148.9	$167.1	$148.9	$167.1

Net revenue is a key metric used to understand the earnings growth for the Principal International segment. The following table presents the net revenue of the Principal International segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2022	2021	(decrease)	2022	2021	(decrease)

	(in millions)
Net revenue	$200.3	$166.0	$34.3	$367.2	$352.3	$14.9

The following table presents certain summary financial data relating to the Principal International segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2022	2021	(decrease)	2022	2021	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$30.1	$41.9	$(11.8)	$40.4	$69.2	$(28.8)
Fees and other revenues	110.3	127.6	(17.3)	221.9	250.5	(28.6)
Net investment income	298.7	136.7	162.0	491.7	294.5	197.2
Total operating revenues	439.1	306.2	132.9	754.0	614.2	139.8
Expenses:
Benefits, claims and settlement expenses	238.8	140.2	98.6	386.8	261.9	124.9
Operating expenses	107.2	117.3	(10.1)	215.6	227.8	(12.2)
Total expenses	346.0	257.5	88.5	602.4	489.7	112.7

Pre-tax operating earnings attributable to noncontrolling interest	1.0	1.0	—	1.4	1.7	(0.3)
Pre-tax operating earnings	$92.1	$47.7	$44.4	$150.2	$122.8	$27.4

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Pre-Tax Operating Earnings

Pre-tax operating earnings increased in Latin America primarily due to $23.4 million higher earnings from our equity method investments in Brazil, $12.7 million higher inflation-based investment returns on average invested assets and cash and $7.6 million favorable relative market performance on our required regulatory investments. These were partially offset by $4.3 million foreign currency headwinds.

Net Revenue

Net revenue increased in Latin America primarily due to $23.4 million higher earnings from our equity method investments in Brazil, $12.7 million higher inflation-based investment returns on average invested assets and cash and $7.9 million favorable relative market performance on our required regulatory investments. These were partially offset by $11.2 million foreign currency headwinds.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Pre-Tax Operating Earnings

Pre-tax operating earnings increased in Latin America primarily due to $37.4 million higher earnings from our equity method investments in Brazil. This was partially offset by $8.1 million foreign currency headwinds.

Net Revenue

Net revenue increased in Latin America primarily due to $37.4 million higher earnings from our equity method investments in Brazil and $4.6 million favorable variable investment income in Chile. These were partially offset by $19.6 million foreign currency headwinds. Net revenue decreased in Asia primarily due to $6.4 million lower management fee revenue as a result of lower average AUM in Hong Kong and $4.3 million due to exiting the India business in the prior year.

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

The following table presents the U.S. Insurance Solutions segment premium and fees for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2022	2021	(decrease)	2022	2021	(decrease)

	(in millions)
Premium and fees:
Specialty Benefits insurance	$695.0	$625.3	$69.7	$1,369.3	$1,239.1	$130.2
Individual Life insurance	135.8	312.5	(176.7)	466.0	643.6	(177.6)

The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2022	2021	(decrease)	2022	2021	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$870.3	$702.8	$167.5	$1,624.6	$1,405.3	$219.3
Fees and other revenues	(39.7)	234.9	(274.6)	210.4	477.3	(266.9)
Net investment income	78.0	244.2	(166.2)	314.6	474.2	(159.6)
Total operating revenues	908.6	1,181.9	(273.3)	2,149.6	2,356.8	(207.2)
Expenses:
Benefits, claims and settlement expenses	435.8	732.9	(297.1)	1,231.0	1,503.7	(272.7)
Dividends to policyholders	24.5	28.7	(4.2)	47.6	46.9	0.7
Operating expenses	296.6	293.7	2.9	603.5	584.4	19.1
Total expenses	756.9	1,055.3	(298.4)	1,882.1	2,135.0	(252.9)

Pre-tax operating earnings	$151.7	$126.6	$25.1	$267.5	$221.8	$45.7

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Pre-Tax Operating Earnings (Losses)

Pre-tax operating earnings in our Specialty Benefits insurance business increased $15.6 million from improved claim experience, $12.3 million from higher variable investment income, and $7.8 million from growth in the business. Pre-tax operating earnings in our Individual Life insurance business decreased primarily due to a $7.5 million actuarial model refinement in 2021 as well as $4.5 million due to the impact of our exited ULSG business.

Operating Revenues

Premium and fees increased in our Specialty Benefits Insurance business due to $69.7 million from growth in the business. Premium and fees decreased in our Individual Life insurance business $176.7 million, primarily due to the impact of our exited ULSG business.

Net investment income increased in our Specialty Benefits Insurance business primarily due to $12.3 million of higher variable investment income. Net investment income decreased in our Individual Life insurance business $180.2 million, primarily due to the impact of our exited ULSG business

Total Expenses

Benefits, claims and settlement expenses in our Specialty Benefits insurance business increased $45.2 million due to growth in the business partially offset by $15.6 million in improved claim experience. Benefits, claims and settlement expenses decreased in our Individual Life insurance business $326.7 million, primarily due to the impact of our exited ULSG business.

Operating expenses in our Specialty Benefits insurance business increased $17.0 million, primarily due to growth in the business. Operating expenses in our Individual Life insurance business decreased $14.0 million, primarily due to the impact of our exited ULSG business.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Pre-Tax Operating Earnings

Pre-tax operating earnings increased in our Specialty Benefits insurance business due to $25.8 million in improved claim experience, $11.8 million from growth in the business, $9.6 million in higher variable investment income and $8.8 million in expense management. Pre-tax operating earnings in our Individual Life insurance decreased primarily due to a $7.5 million actuarial model refinement in 2021.

Operating Revenues

Premiums and fees in our Specialty Benefits insurance business increased $130.2 million, primarily due to growth in the business. Premium and fees in our Individual Life insurance business decreased $177.6 million, primarily due to the impact of our exited ULSG business.

Net investment income in our Specialty Benefits insurance business increased due to $9.6 million in higher variable investment income and $7.6 million from growth in assets to support the business. Net investment income in our Individual Life insurance business decreased $175.2 million, primarily due to the impact of our exited ULSG business.

Total Expenses

Benefits claims and settlement expenses in our Specialty Benefits insurance business increased $84.9 million due to growth in the business, offset by $25.8 million from improved claim experience. Benefits, claims and settlement expenses in our Individual Life insurance business decreased $331.8 million, primarily due to the impact of our exited ULSG business

Operating expenses in our Specialty Benefits business increased $41.4 million primarily due to growth in business, offset by $8.8 million from expense management. Operating expenses in our Individual Life insurance business decreased $13.3 million, primarily due to the impact of our exited ULSG business.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2022	2021	(decrease)	2022	2021	(decrease)

	(in millions)
Operating revenues:
Total operating revenues	$(7.0)	$1.1	$(8.1)	$(7.3)	$(7.5)	$0.2
Expenses:
Total expenses	108.9	84.3	24.6	223.7	170.2	53.5

Pre-tax operating earnings (losses) attributable to noncontrolling interest	37.0	(0.5)	37.5	50.9	(1.2)	52.1
Pre-tax operating losses	$(152.9)	$(82.7)	$(70.2)	$(281.9)	$(176.5)	$(105.4)

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Pre-Tax Operating Losses

Pre-tax operating losses increased primarily due to $52.5 million lower net investment income largely resulting from mark-to-market losses on investments and $14.7 million stranded costs associated with reinsured businesses.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Pre-Tax Operating Losses

Pre-tax operating losses increased primarily due to $74.7 million lower net investment income largely resulting from mark-to-market losses on investments and $14.7 million stranded costs associated with reinsured businesses.

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

We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised at inopportune times. For example, as of June 30, 2022, approximately $14.4 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain surrender charges and other provisions limiting early surrenders.

The following table summarizes the withdrawal characteristics of our domestic general account investment contracts as of June 30, 2022.

	Contractholder funds	Percentage
	(in millions)
Not subject to discretionary withdrawal	$15,693.9	44.1%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	9,966.3	28.0
Market value adjustments	5,043.1	14.2
Subject to discretionary withdrawal without adjustments	4,892.9	13.7
Total domestic investment contracts	$35,596.2	100.0%

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

We had the following short-term credit facilities with various financial institutions as of June 30, 2022:

	Financing			Amount
Obligor/Applicant	structure	Maturity	Capacity	outstanding (3)

			(in millions)
PFG, PFS and Principal Life as co-borrowers (1)	Credit facility	November 2023	$600.0	$—
PFG, PFS, Principal Life and Principal Financial Services V (UK) Ltd as co-borrowers (1)	Credit facility	November 2023	200.0	—
Principal International Chile (2)	Unsecured lines of credit		122.5	66.9
Total			$922.5	$66.9
(1)	The credit facility is supported by eighteen banks.
(2)	The unsecured lines of credit can be used for repurchase agreements or other borrowings. Each line has a maturity of less than one year.
(3)	The amount outstanding is reported in short-term debt on the consolidated statements of financial position.

The revolving credit facilities are committed and available for general corporate purposes. These credit facilities also provide 100% back-stop support for our commercial paper program, of which we had no outstanding balances as of June 30, 2022 and December 31, 2021. Most of the banks supporting the credit facilities have other relationships with us. Due to the financial strength and the strong relationships we have with these providers, we are comfortable we have very low risk the financial institutions would be unable or unwilling to fund these facilities.

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

Total stockholder dividends paid by Principal Life to its parent for the six months ended June 30, 2022, were $550.0 million, all of which was extraordinary and approved by the Commissioner. As of June 30, 2022, we had $1,723.9 million of cash and liquid assets held in our holding companies and other subsidiaries, which is available for corporate purposes. Corporate balances held in foreign holding companies meet the indefinite reinvestment exception.

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

Net cash provided by operating activities was $838.7 million and $1,133.6 million for the six months ended June 30, 2022 and 2021, respectively. Our insurance business typically generates positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The decrease in cash provided by operating activities was primarily due to net purchases of fixed maturities trading securities.

Net cash used in investing activities was $97.9 million and $942.8 million for the six months ended June 30, 2022 and 2021, respectively. The decrease in cash used in investing activities was primarily due to real estate sold in 2022 and lower seed investment acquisitions in 2022 as compared to 2021.

Net cash provided by financing activities was $100.3 million for the six months ended June 30, 2022, compared to net cash used in financing activities of $623.2 million for the six months ended June 30, 2021. The increase in cash provided by financing activities was primarily due to increased banking operation deposits related to our Principal Deposit Sweep program and higher net investment contract deposits as compared to 2021. These increases were partially offset by increased share repurchases in 2022 primarily related to our 2022 accelerated share repurchase agreement.

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

	June 30, 2022	December 31, 2021

	(in millions)
Summary Statements of Financial Position Information:
Total investments	$377.5	$1,338.2
Cash and cash equivalents	1,100.5	516.4
Goodwill	618.5	618.5
Other intangibles	461.4	475.5
Other assets	377.9	385.7
Due from non-obligor subsidiaries	101.4	208.2
Total assets	3,067.7	3,593.8
Long-term debt	4,227.7	4,226.1
Other liabilities	526.1	563.6
Due to non-obligor subsidiaries	824.9	904.7
Total liabilities	5,634.5	5,741.2

	For the six months ended	For the year ended
	June 30, 2022	December 31, 2021

	(in millions)
Summary Statements of Operations Information:
Total revenues	$(0.6)	$223.7
Total expenses	313.1	649.7
Net loss	(256.2)	(335.3)

Short-Term Debt. The components of short-term debt were as follows:

	June 30, 2022	December 31, 2021

	(in millions)
Other recourse short-term debt	$66.9	$79.8
Total short-term debt	$66.9	$79.8

The short-term credit facilities are used for general corporate purposes and borrowings outstanding can fluctuate as part of working capital management.

Long-Term Debt. As of June 30, 2022, no significant changes have occurred to long-term debt since December 31, 2021.

Contingent Funding Agreements for Senior Debt Issuance. In March 2018, we entered into two contingent funding agreements that give us the right at any time over a ten-year or thirty-year period to issue up to $400.0 million or $350.0 million, respectively, of senior notes.

Stockholders’ Equity. The following table summarizes our return of capital to common stockholders.

	For the six months ended	For the year ended
	June 30, 2022	December 31, 2021

	(in millions)
Dividends to stockholders	$328.7	$654.1
Repurchase of common stock (1)	951.3	937.2
Total cash returned to common stockholders	$1,280.0	$1,591.3
(1)	Includes common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.

In March 2022, we entered into an accelerated share repurchase program with a third party financial institution to repurchase $700.0 million of common stock. This program closed in June 2022.

For additional stockholders’ equity information, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 11, Stockholders’ Equity.”

Capitalization

The following table summarizes our capital structure:

	June 30, 2022	December 31, 2021

	($ in millions)
Debt:
Short-term debt	$66.9	$79.8
Long-term debt	4,280.7	4,280.2
Total debt	4,347.6	4,360.0

Total stockholders’ equity attributable to PFG (1)	11,036.8	16,069.4
Total capitalization	$15,384.4	$20,429.4
Debt to equity	39%	27%
Debt to capitalization	28%	21%
(1)	Decrease primarily due to change in AOCI during 2022

Contractual Obligations and Contractual Commitments

As of June 30, 2022, we had no unique material cash requirements from known contractual and other obligations.

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

Guarantees and Indemnifications. As of June 30, 2022, no significant changes to guarantees and indemnifications have occurred since December 31, 2021. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 10, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

Financial Strength and Credit Ratings

Our ratings are influenced by the relative ratings of our peers/competitors as well as many other factors including our operating and financial performance, capital levels, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage and other factors.

The following is a summary of the significant changes or actions in ratings and rating outlooks that have occurred from January 1, 2022, through the date of this filing:

In January 2022, Moody’s affirmed the ‘A1’ financial strength ratings of Principal Life and Principal National Life Insurance Company. Moody’s also affirmed PFG’s senior unsecured debt at ‘Baa1’, which is guaranteed by PFS. The outlook for PFG, Principal Life and its affiliates has been changed to ‘stable’ from ‘positive’. The rating action follows the announcement of the Reinsurance Transaction. The outlook revision reflects positive credit attributes offset by the introduction of counterparty risk and uncertainty with PFG’s operations in Chile.

The following table summarizes our significant financial strength and debt ratings from the major independent rating organizations. A rating is not a recommendation to buy, sell or hold securities. Such a rating may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	A.M. Best	Fitch	Moody’s	S&P
Last review date	March 2022	June 2022	January 2022	June 2022
Current outlook	Stable	Stable	Stable	Stable
Principal Financial Group
Senior Unsecured Debt	a	A-	Baa1	A-
Junior Subordinated Debt	a-		Baa2	BBB
Long-Term Issuer Default Rating		A
Principal Life Insurance Company
Insurer Financial Strength	A+	AA-	A1	A+
Issuer Credit Rating	aa
Commercial Paper	AMB‑1+		P-1	A-1+
Principal National Life Insurance Company
Insurer Financial Strength	A+	AA-	A1	A+

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The fair value hierarchy gives the highest priority (Level 1) to unadjusted quoted prices in active markets for identical assets or liabilities and gives the lowest priority (Level 3) to unobservable inputs. The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety considering factors specific to the asset or liability. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 12, Fair Value Measurements” for further details, including a reconciliation of changes in Level 3 fair value measurements.

As of June 30, 2022, 44% of our net assets (liabilities) were Level 1, 54% were Level 2 and 2% were Level 3. Excluding separate account assets as of June 30, 2022, 4% of our net assets (liabilities) were Level 1, 90% were Level 2 and 6% were Level 3.

As of December 31, 2021, 46% of our net assets (liabilities) were Level 1, 53% were Level 2 and 1% were Level 3. Excluding separate account assets as of December 31, 2021, 4% of our net assets (liabilities) were Level 1, 95% were Level 2 and 1% were Level 3.

Changes in Level 3 Fair Value Measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2022, were $5,498.6 million as compared to $1,672.2 million as of December 31, 2021. The increase was primarily related to an increase in the embedded derivative related to the funds withheld agreement, partially offset by a decrease in manually priced private corporate credit securities and a reduction of variable annuity liabilities due to an increase in interest rates during the quarter.

Investments

We had total consolidated assets as of June 30, 2022, of $293,220.2 million, of which $97,841.7 million were invested assets. A portion of our invested assets represent funds withheld backing reserves as part of a coinsurance with funds withheld reinsurance agreement. The funds withheld assets and associated net investment income and net realized capital gains (losses) are not included in the discussions below as the investment risk is passed to the reinsurer. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 7, Reinsurance” for more information on the funds withheld assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk; therefore, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of June 30, 2022, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans.

	June 30, 2022
	Investments
	excluding	Funds
	funds withheld	withheld	Total

	(in millions)
Fixed maturities	$48,218.0	$19,378.9	$67,596.9
Equity securities	1,689.8	10.0	1,699.8
Mortgage loans	17,487.3	2,789.9	20,277.2
Real estate	2,073.6	—	2,073.6
Policy loans	766.6	—	766.6
Other investments	5,425.8	1.8	5,427.6
Total invested assets	75,661.1	22,180.6	97,841.7
Cash and cash equivalents	2,772.8	400.3	3,173.1
Total invested assets and cash	$78,433.9	$22,580.9	$101,014.8

	December 31, 2021
	Investments
	excluding	Funds
	funds withheld	withheld	Total

	(in millions)
Fixed maturities	$78,576.7	$—	$78,576.7
Equity securities	2,347.2	—	2,347.2
Mortgage loans	19,668.7	—	19,668.7
Real estate	2,075.4	—	2,075.4
Policy loans	759.6	—	759.6
Other investments	5,478.3	—	5,478.3
Total invested assets	108,905.9	—	108,905.9
Cash and cash equivalents	2,332.0	—	2,332.0
Total invested assets and cash	$111,237.9	$—	$111,237.9

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

	For the three months ended June 30,						For the six months ended June 30,
	2022		2021		Increase (decrease)		2022		2021		Increase (decrease)
	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

	(in millions)
Fixed maturities	4.2%	$354.5	3.9%	$692.7	0.3%	$(338.2)	3.9%	$1,009.6	3.9%	$1,365.1	—%	$(355.5)
Equity securities (1)	(1.2)	(5.9)	2.1	13.0	(3.3)	(18.9)	(1.0)	(9.7)	2.2	24.9	(3.2)	(34.6)
Mortgage loans — commercial	4.2	123.3	4.1	162.1	0.1	(38.8)	4.1	276.6	4.0	315.4	0.1	(38.8)
Mortgage loans — residential	7.7	64.6	4.9	28.4	2.8	36.2	6.7	110.8	5.3	56.6	1.4	54.2
Real estate	23.9	125.7	6.3	29.6	17.6	96.1	18.3	190.2	6.5	60.6	11.8	129.6
Policy loans	4.6	8.7	5.1	9.8	(0.5)	(1.1)	4.8	18.2	5.1	19.8	(0.3)	(1.6)
Cash and cash equivalents	0.9	5.9	0.2	0.8	0.7	5.1	0.6	7.6	0.1	1.9	0.5	5.7
Other investments	11.9	158.9	10.3	137.3	1.6	21.6	15.2	382.7	10.8	285.2	4.4	97.5
Total	5.1	835.7	4.2	1,073.7	0.9	(238.0)	4.9	1,986.0	4.2	2,129.5	0.7	(143.5)
Investment expenses	(0.1)	(19.2)	(0.1)	(28.2)	—	9.0	(0.1)	(51.4)	(0.1)	(55.9)	—	4.5
Net investment income	5.0%	$816.5	4.1%	$1,045.5	0.9%	$(229.0)	4.8%	$1,934.6	4.1%	$2,073.6	0.7%	$(139.0)
(1)	Negative due to negative market performance on non-OPEB mutual funds and required regulatory investments.

Three and Six Months Ended June 30, 2022 Compared to Three and Six Months Ended June 30, 2021

Excluding impacts of the Reinsurance Transaction described above, net investment income increased primarily due to higher inflation-based investment returns on our Latin America average invested assets and cash as well as the sale of certain value-add real estate.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains and losses for the periods indicated. The amounts below do not include net realized capital gains (losses) on funds withheld assets that are not passed to the reinsurer, which are separately reported on the consolidated statements of operations.

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2022	2021	(decrease)	2022	2021	(decrease)

	(in millions)
Fixed maturities, available-for-sale – credit losses, including credit sales (1)	$(16.7)	$(13.4)	$(3.3)	$(22.8)	$(18.0)	$(4.8)
Commercial mortgage loans – credit gains (losses)	(1.5)	5.6	(7.1)	(21.7)	6.5	(28.2)
Other – credit gains (losses)	1.2	1.3	(0.1)	1.8	5.1	(3.3)
Fixed maturities, available-for-sale and trading – noncredit	(142.2)	(23.5)	(118.7)	(103.4)	(1.9)	(101.5)
Derivatives and related hedge activities (2)	58.7	(83.5)	142.2	100.5	30.8	69.7
Other gains (losses)	(127.4)	72.4	(199.8)	(292.8)	87.8	(380.6)
Net realized capital gains (losses) (3)	$(227.9)	$(41.1)	$(186.8)	$(338.4)	$110.3	$(448.7)
(1)	Includes credit sales, adjustments to the credit loss valuation allowance, write-offs and recoveries on available-for-sale securities.
(2)	Includes fixed maturities, trading net gains (losses) of $(5.1) million and $1.1 million for the three months ended June 30, 2022 and 2021, and $(13.0) million and $(2.5) million for the six months ended June 30, 2022 and 2021, respectively, which are a component of the GMWB embedded derivative hedging program net realized capital gains (losses) reflected in this line.

(3)	Net realized capital gains (losses) can be volatile due to credit losses from invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Net realized capital gains decreased primarily due to losses on equity securities and sponsored investment funds due to equity market declines, non-credit losses on available-for-sale fixed maturities, losses from GMWB embedded derivatives, including changes in the spread reflecting our own creditworthiness, and related hedging instruments, and losses on currency derivatives due to changes in rates. These decreases were partially offset by an increase in interest rate swaps not designated as hedging instruments due to changes in interest rates.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Net realized capital gains decreased primarily due to losses on equity securities and sponsored investment funds due to equity market declines, non-credit losses on available-for-sale fixed maturities, and a current year increase in our commercial mortgage valuation allowance. These decreases were partially offset by gains versus losses from GMWB embedded derivatives, including changes in the spread reflecting our own creditworthiness, and related hedging instruments, and an increase in interest rate swaps not designated as hedging instruments due to changes in interest rates.

U.S. Investment Operations

In the following sections, we provide details about U.S. Investment Operations, excluding investments held as part of the funds withheld reinsurance agreement. We believe the details of the composition of our investment portfolio excluding the funds withheld are most relevant to an understanding of our operations that are pertinent to investors because all funds withheld assets support obligations and liabilities relating to the Reinsurance Transaction. Guidelines are in place to ensure the investment risk associated with these fund withheld assets are appropriately managed. See Footnote 7, Reinsurance, for further information on the funds withheld assets.

Of our invested assets, $69,031.8 million were held by our U.S. operations as of June 30, 2022. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our Investment Committee, appointed by our Board, is responsible for establishing investment policies and monitoring risk limits and tolerances. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect customers’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

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

We purchase credit default swaps to hedge certain credit exposures in our investment portfolio. We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $130.0 million and $145.0 million as of June 30, 2022 and December 31, 2021, respectively. We sell credit default swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 4, Derivative Financial Instruments” under the caption, “Credit Derivatives Sold.”

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

	Weighted average loan-to-value ratio		Debt service coverage ratio
	June 30, 2022	December 31, 2021	June 30, 2022		December 31, 2021
New mortgages	49%	50%	2.5	x	3.2	x
Entire mortgage portfolio	45%	46%	2.5	x	2.5	x

We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, were $2,404.8 million and 3.7%, respectively, as of June 30, 2022, and $3,560.6 million and 3.4%, respectively, as of December 31, 2021. In addition, the amortized cost and weighted average yield of RMBS, residential collateralized mortgage obligations, and asset-backed securities - home equity with material prepayment risk were $5,030.0 million and 2.5%, respectively, as of June 30, 2022, and $7,131.1 million and 2.2%, respectively, as of December 31, 2021.

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

	June 30, 2022		December 31, 2021
	Carrying amount	% of total	Carrying amount	% of total

	(in millions)
Fixed maturities	$45,389.1	66%	$75,553.4	74%
Equity securities	547.3	1	1,051.5	1
Mortgage loans	16,662.0	24	18,862.7	19
Real estate	2,059.3	3	2,060.6	2
Policy loans	753.6	1	745.7	1
Other investments	3,620.5	5	3,671.7	3
Total invested assets	69,031.8	100%	101,945.6	100%
Cash and cash equivalents	2,579.9		2,074.8
Total invested assets and cash	$71,611.7		$104,020.4

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities. Included in the privately placed category as of June 30, 2022 and December 31, 2021, were $10.7 billion and $18.3 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

Fixed maturities were diversified by category of issuer, as shown in the following table for the periods indicated.

	June 30, 2022		December 31, 2021
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total

	(in millions)
U.S. government and agencies	$1,239.1	3%	$2,067.1	3%
Non-U.S. governments	503.4	1	949.5	1
States and political subdivisions	4,892.2	11	9,289.9	12
Corporate - public	11,687.1	26	23,042.1	31
Corporate - private	14,142.2	31	20,251.8	27
Residential mortgage-backed pass-through securities	1,799.9	4	3,262.7	4
Commercial mortgage-backed securities	4,048.7	9	5,556.1	7
Residential collateralized mortgage obligations	2,742.9	6	3,834.8	5
Asset-backed securities	4,333.6	9	7,299.4	10
Total fixed maturities	$45,389.1	100%	$75,553.4	100%

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 15% of total fixed maturities as of June 30, 2022, and 16% as of December 31, 2021. It is comprised of corporate and foreign government fixed maturities.

	June 30, 2022	December 31, 2021

	(in millions)
European Union	$1,591.9	$2,876.6
United Kingdom	1,211.2	2,079.0
Australia/New Zealand	1,384.3	2,060.3
Latin America	1,049.7	1,578.6
Asia-Pacific	671.2	1,364.3
Middle East and Africa	469.8	920.7
Europe, non-European Union	343.0	713.7
Other (1)	134.6	253.7
Total	$6,855.7	$11,846.9
(1)	Includes exposure from one country and various supranational organizations as of both June 30, 2022 and December 31, 2021.

International fixed maturities exposure is determined by the country of risk of the obligor entity. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of June 30, 2022 and December 31, 2021, our investments in Canada totaled $1,140.9 million and $1,839.5 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The top 10 exposures comprised 4.9% of total fixed maturities as of June 30, 2022, and 4.6% as of December 31, 2021.

Fixed Maturities Valuation and Credit Quality. Valuation techniques for the fixed maturities portfolio vary by security type and the availability of market data. The use of different pricing techniques and their assumptions could produce different financial results. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 12, Fair Value Measurements” for further details regarding our pricing methodology. Once prices are determined, they are reviewed by pricing analysts for reasonableness based on asset class and observable market data. Investment analysts who are familiar with specific securities review prices for reasonableness through direct interaction with external sources, review of recent trade activity or use of internal models. All fixed maturities placed on the “watch list” are periodically analyzed by investment analysts. These analysts periodically meet with the Chief Investment Officer and the Portfolio Managers to determine reasonableness of the analysts’ prices. The valuation of bonds for which a credit loss exists and there is no quoted price is typically based on relative value analysis and the present value of the future cash flows expected to be received. Although we believe these values reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other market factors involve qualitative and unobservable inputs.

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

	June 30, 2022			December 31, 2021
			Percent of			Percent of
	Amortized	Carrying	carrying	Amortized	Carrying	carrying
NAIC designation	cost	amount	amount	cost	amount	amount

	(in millions)
1	$30,905.1	$28,859.6	64%	$46,117.2	$49,166.2	65%
2	14,552.0	13,615.6	30	20,140.8	22,094.8	29
3	2,939.6	2,685.5	6	3,909.7	4,016.5	6
4	222.4	203.8	—	245.2	242.2	—
5	17.0	15.8	—	34.4	28.9	—
6	13.6	8.8	—	3.6	4.8	—
Total fixed maturities	$48,649.7	$45,389.1	100%	$70,450.9	$75,553.4	100%

Fixed maturities included 56 securities with an amortized cost of $710.5 million, gross gains of $2.8 million, gross losses of $40.6 million and a carrying amount of $672.7 million as of June 30, 2022, that were still pending a review and assignment of a designation by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, we will always have securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent designation is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities. As of June 30, 2022, based on amortized cost, 95% of our CMBS portfolio had an NAIC designation of 1.

The following table presents our exposure by credit quality based on NAIC designations for our CMBS portfolio as of the periods indicated.

	June 30, 2022		December 31, 2021
	Amortized	Carrying	Amortized	Carrying
NAIC designation	cost	amount	cost	amount

	(in millions)
1	$4,199.8	$3,866.1	$5,169.9	$5,285.8
2	134.7	122.2	169.5	176.3
3	62.7	56.0	84.2	87.4
4	4.7	4.1	5.1	5.3
5	—	—	—	—
6	0.6	0.3	1.6	1.3
Total (1)	$4,402.5	$4,048.7	$5,430.3	$5,556.1
(1)	The CMBS portfolio included agency CMBS with a $566.7 million amortized cost and a $542.5 million carrying amount as of June 30, 2022, and a $405.5 million amortized cost and a $410.3 million carrying amount as of December 31, 2021.

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

	June 30, 2022	December 31, 2021

	(in millions)
Total fixed maturities	$45,389.1	$75,553.4
Problem fixed maturities (1)	$14.2	$20.5
Potential problem fixed maturities	16.9	5.7
Total problem, potential problem and restructured fixed maturities	$31.1	$26.2
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	0.07%	0.03%
(1)	The problem fixed maturities carrying amount is net of the credit loss valuation allowance.

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

The net realized loss relating to the change in the allowance for credit loss and credit related sales of fixed maturities was $14.5 million and $10.5 million for the three months ended June 30, 2022 and 2021, respectively, and $19.6 million and $15.1 million for the six months ended June 30, 2022 and 2021, respectively.

Fixed Maturities Available-for-Sale

The following tables present our fixed maturities available-for-sale by industry category, as of the periods indicated.

	June 30, 2022
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount

	(in millions)
Finance — Banking	$2,444.4	$15.7	$162.2	$—	$2,297.9
Finance — Brokerage	541.1	2.1	53.4	—	489.8
Finance — Finance Companies	414.9	—	52.9	—	362.0
Finance — Financial Other	1,079.7	2.5	124.1	—	958.1
Finance — Insurance	1,919.8	67.8	137.5	—	1,850.1
Finance — Real estate investment trusts (“REITs”)	1,842.6	1.4	168.4	—	1,675.6
Industrial — Basic Industry	1,285.4	18.5	108.8	—	1,195.1
Industrial — Capital Goods	1,670.4	19.7	137.7	—	1,552.4
Industrial — Communications	2,385.1	94.0	162.1	—	2,317.0
Industrial — Consumer Cyclical	1,216.6	9.0	125.9	—	1,099.7
Industrial — Consumer Non-Cyclical	3,108.9	29.5	219.1	—	2,919.3
Industrial — Energy	1,973.3	60.8	135.0	—	1,899.1
Industrial — Other	708.3	1.7	45.3	—	664.7
Industrial — Technology	1,445.7	8.9	123.1	—	1,331.5
Industrial — Transportation	1,619.9	9.7	110.7	—	1,518.9
Utility — Electric	2,891.3	39.9	263.5	—	2,667.7
Utility — Natural Gas	396.2	2.9	41.6	—	357.5
Utility — Other	335.7	—	47.8	—	287.9
Government guaranteed	182.4	13.3	14.0	—	181.7
Total corporate securities	27,461.7	397.4	2,233.1	—	25,626.0

Residential mortgage-backed pass-through securities	1,865.0	3.8	132.0	—	1,736.8
Commercial mortgage-backed securities	4,381.3	1.7	355.5	—	4,027.5
Residential collateralized mortgage obligations	3,024.7	3.6	285.4	—	2,742.9
Asset-backed securities — Home equity (1)	79.5	4.7	2.5	—	81.7
Asset-backed securities — All other	1,413.5	(1.7)	92.5	—	1,319.3
Collateralized debt obligations — Credit	16.7	—	5.3	—	11.4
Collateralized debt obligations — CMBS	—	0.6	—	—	0.6
Collateralized debt obligations — Loans	2,997.7	0.7	89.5	—	2,908.9
Total mortgage-backed and other asset-backed securities	13,778.4	13.4	962.7	—	12,829.1

U.S. government and agencies	1,288.3	1.1	50.8	—	1,238.6
States and political subdivisions	5,317.3	40.1	470.1	—	4,887.3
Non-U.S. governments	497.1	38.6	34.5	—	501.2
Total fixed maturities, available-for-sale	$48,342.8	$490.6	$3,751.2	$—	$45,082.2
(1)	This exposure is all related to sub-prime mortgage loans.

	December 31, 2021
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount

	(in millions)
Finance — Banking	$4,746.3	$333.3	$15.2	$—	$5,064.4
Finance — Brokerage	798.8	78.9	5.6	—	872.1
Finance — Finance Companies	524.9	24.8	0.7	—	549.0
Finance — Financial Other	987.4	36.5	1.1	—	1,022.8
Finance — Insurance	2,845.8	400.5	6.7	—	3,239.6
Finance — REITs	2,260.1	148.0	4.8	—	2,403.3
Industrial — Basic Industry	1,794.6	170.7	3.5	—	1,961.8
Industrial — Capital Goods	2,299.1	205.6	8.8	—	2,495.9
Industrial — Communications	3,140.3	407.0	10.6	—	3,536.7
Industrial — Consumer Cyclical	1,905.8	99.8	11.3	—	1,994.3
Industrial — Consumer Non-Cyclical	4,684.6	500.7	13.8	—	5,171.5
Industrial — Energy	2,669.8	335.6	7.1	—	2,998.3
Industrial — Other	760.6	44.5	0.7	—	804.4
Industrial — Technology	2,629.8	207.2	9.6	4.5	2,822.9
Industrial — Transportation	2,119.5	193.3	2.7	—	2,310.1
Utility — Electric	3,970.7	434.2	18.2	—	4,386.7
Utility — Natural Gas	644.6	72.4	2.8	—	714.2
Utility — Other	447.7	29.8	4.2	—	473.3
Government guaranteed	256.1	39.5	0.1	—	295.5
Total corporate securities	39,486.5	3,762.3	127.5	4.5	43,116.8

Residential mortgage-backed pass-through securities	3,113.1	59.0	26.8	—	3,145.3
Commercial mortgage-backed securities	5,404.7	157.0	30.9	0.3	5,530.5
Residential collateralized mortgage obligations	3,781.5	92.4	39.1	—	3,834.8
Asset-backed securities — Home equity (1)	119.1	12.0	0.1	0.1	130.9
Asset-backed securities — All other	3,585.7	26.7	19.2	—	3,593.2
Collateralized debt obligations — Credit	16.8	—	5.1	—	11.7
Collateralized debt obligations — CMBS	—	0.9	—	—	0.9
Collateralized debt obligations — Loans	3,547.9	3.6	4.5	—	3,547.0
Total mortgage-backed and other asset-backed securities	19,568.8	351.6	125.7	0.4	19,794.3

U.S. government and agencies	1,957.7	146.3	37.4	—	2,066.6
States and political subdivisions	8,272.0	1,029.0	16.6	—	9,284.4
Non-U.S. governments	821.6	127.5	2.1	—	947.0
Total fixed maturities, available-for-sale	$70,106.6	$5,416.7	$309.3	$4.9	$75,209.1
(1)	This exposure is all related to sub-prime mortgage loans.

Of the $3,751.2 million in gross unrealized losses as of June 30, 2022, $3.6 million in losses were attributed to securities scheduled to mature in one year or less, $192.7 million attributed to securities scheduled to mature between one to five years, $817.0 million attributed to securities scheduled to mature between five to ten years, $1,775.2 million attributed to securities scheduled to mature after ten years and $962.7 million related to mortgage-backed and other ABS that are not classified by maturity year. As of June 30, 2022, we were in a $3,260.6 million net unrealized loss position as compared to a $5,107.4 million net unrealized gain position as of December 31, 2021. The $8,368.0 million decrease in net unrealized gains for the six months ended June 30, 2022, can be attributed to an increase in interest rates plus widening of credit spreads.

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

The following table presents our fixed maturities available-for-sale by investment grade and below investment grade as of the periods indicated.

	June 30, 2022					December 31, 2021
		Gross	Gross	Allowance			Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount	cost	gains	losses	loss	amount

	(in millions)
Investment grade:
Public	$26,462.9	$376.5	$1,984.2	$—	$24,855.2	$41,401.6	$4,000.6	$179.3	$0.2	$45,222.7
Private	18,765.3	99.8	1,474.0	—	17,391.1	24,557.3	1,276.7	94.8	—	25,739.2
Below investment grade:
Public	808.6	11.2	89.8	—	730.0	1,428.4	90.8	8.9	—	1,510.3
Private	2,306.0	3.1	203.2	—	2,105.9	2,719.3	48.6	26.3	4.7	2,736.9
Total fixed maturities, available-for-sale	$48,342.8	$490.6	$3,751.2	$—	$45,082.2	$70,106.6	$5,416.7	$309.3	$4.9	$75,209.1

The following tables present the fair value and the gross unrealized losses on our fixed maturities available-for-sale for which an allowance for credit loss has not been recorded by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2022 and December 31, 2021, respectively.

	June 30, 2022
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$1,003.1	$20.9	$122.6	$29.9	$1,125.7	$50.8
Non-U.S. governments	246.6	33.4	2.7	1.1	249.3	34.5
States and political subdivisions	3,728.7	444.6	109.6	25.4	3,838.3	470.0
Corporate	18,972.7	2,019.9	886.1	213.2	19,858.8	2,233.1
Residential mortgage-backed pass-through securities	1,482.7	112.9	112.8	19.1	1,595.5	132.0
Commercial mortgage-backed securities	3,682.8	324.6	224.4	31.0	3,907.2	355.6
Collateralized debt obligations (2)	2,380.1	76.2	519.5	18.6	2,899.6	94.8
Other debt obligations	3,648.9	328.2	311.5	52.1	3,960.4	380.3
Total fixed maturities, available-for-sale	$35,145.6	$3,360.7	$2,289.2	$390.4	$37,434.8	$3,751.1
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

	December 31, 2021
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$129.3	$3.4	$482.9	$34.0	$612.2	$37.4
Non-U.S. governments	57.5	2.0	—	—	57.5	2.0
States and political subdivisions	687.8	10.5	102.3	6.1	790.1	16.6
Corporate	4,557.7	59.3	1,262.9	67.8	5,820.6	127.1
Residential mortgage-backed pass-through securities	1,562.6	20.6	194.9	6.3	1,757.5	26.9
Commercial mortgage-backed securities	1,293.3	15.5	289.8	15.3	1,583.1	30.8
Collateralized debt obligations (2)	1,592.5	2.8	424.4	6.7	2,016.9	9.5
Other debt obligations	3,949.9	49.4	211.0	9.0	4,160.9	58.4
Total fixed maturities, available-for-sale	$13,830.6	$163.5	$2,968.2	$145.2	$16,798.8	$308.7
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

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

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 26% and 23% of our commercial mortgage loan portfolio before valuation allowance as of June 30, 2022 and December 31, 2021, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The typical borrower in our commercial mortgage loan portfolio is a single purpose entity or single asset entity. As of June 30, 2022 and December 31, 2021, the total number of commercial mortgage loans outstanding were 615 and 750, of which 72% and 41% were for loans with principal balances less than $10.0 million as of June 30, 2022 and December 31, 2021, respectively. The average loan size of our commercial mortgage portfolio was $22.2 million and $21.3 million as of June 30, 2022 and December 31, 2021, respectively.

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

We had two problem commercial mortgage loans with a carrying amount of $43.0 million for which we had a valuation allowance of $28.6 million as of June 30, 2022. We also had one problem commercial mortgage loan with a carrying amount of $8.8 million for which we also had a valuation allowance of $8.8 million as of December 31, 2021.

	June 30, 2022	December 31, 2021

	(in millions)

Total commercial mortgage loans	$16,088.3	$15,920.1
Restructured problem commercial mortgage loans	14.4	—
Total problem, potential problem and restructured commercial mortgage loans	$14.4	$—
Total problem, potential problem and restructured commercial mortgage loans as a percent of total commercial mortgage loans	0.09%	—%

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

Real Estate

Real estate consists primarily of commercial equity real estate. As of June 30, 2022 and December 31, 2021, the carrying amount of our equity real estate investment was $2,059.3 million and $2,060.6 million, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale. The carrying value of real estate held for investment is generally adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized capital losses in our consolidated results of operations. No such impairment adjustments were recorded for the six months ended June 30, 2022 or for the year ended December 31, 2021.

Once we identify a real estate property to be sold and it is probable that it will be sold, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. The valuation allowance did not change for the six months ended June 30, 2022 or for the year ended December 31, 2021.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country. As of June 30, 2022, our largest equity real estate portfolio concentration was in the Pacific (41%) region of the United States. By property type, our largest concentrations were in Apartments (34%) and Industrial (28%) as of June 30, 2022.

Other Investments

Our other investments totaled $3,620.5 million as of June 30, 2022, compared to $3,671.7 million as of December 31, 2021. Other investments include interests in unconsolidated entities, which include real estate properties owned jointly with venture partners and operated by the partners; sponsored investment funds; the cash surrender value of company owned and trust owned life insurance; derivative assets and other investments.

International Investment Operations

Of our invested assets, $6,629.3 million were held by our Principal International segment as of June 30, 2022. The assets are primarily managed by the local Principal International affiliate. Due to the regulatory constraints in each location, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets is fixed maturities. The following table excludes invested assets of the separate accounts.

	June 30, 2022		December 31, 2021
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total

	(in millions)
Fixed maturities	2,828.9	43	3,023.3	43
Equity securities	1,142.5	17	1,295.7	20
Mortgage loans	825.3	13	806.0	11
Real estate	14.3	—	14.8	—
Policy loans	13.0	—	13.9	—
Other investments:
Direct financing leases	581.6	9	609.5	9
Investment in unconsolidated operating entities	880.2	13	849.9	12
Derivative assets and other investments	343.5	5	347.2	5
Total invested assets	6,629.3	100%	6,960.3	100%
Cash and cash equivalents	192.9		257.2
Total invested assets and cash	$6,822.2		$7,217.5

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
A reduction in the fair value of intangible assets in our reporting units, potentially leading to an impairment of goodwill or other intangible assets

We estimate a hypothetical 100 basis point immediate, parallel decrease in U.S. interest rates would impact segment pre-tax operating earnings between -1% and 1% over the next 12 months excluding the impact of any potential unlocking of our DAC asset and other actuarial balances. This estimate reflects the impact of routine management actions in response to changes in interest rates, such as reducing the interest rates we credit on contractholder account balances, but does not reflect the impact of other actions management may consider, such as curtailing sales of certain products.

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

Guaranteed Minimum Interest Rate Exposure. The following table provides detail on the differences between the interest rates being credited to contractholders as of June 30, 2022, and the respective guaranteed minimum interest rates (“GMIRs”). Amounts for contracts without significant fee revenues such as GICs, funding agreements, individual fixed income annuities and guaranteed pension contracts are excluded. Account values are broken down by GMIR level within the Retirement and Income Solutions and U.S. Insurance Solutions segments.

	Account values (1)
		Excess of crediting rates over GMIR:
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total

	($ in millions)
Guaranteed minimum interest rate
Retirement and Income Solutions
Up to 1.00%	$590.9	$220.9	$7,475.8	$2,064.0	$1,381.9	$11,733.5
1.01% - 2.00%	135.8	582.4	1,279.8	336.6	30.7	2,365.3
2.01% - 3.00%	4,222.2	0.1	—	0.1	—	4,222.4
3.01% - 4.00%	181.7	—	—	—	—	181.7
4.01% and above	20.0	—	—	—	—	20.0
Subtotal	5,150.6	803.4	8,755.6	2,400.7	1,412.6	18,522.9

U.S. Insurance Solutions
Up to 1.00%	—	10.8	8.8	—	0.4	20.0
1.01% - 2.00%	325.1	—	395.1	654.4	182.9	1,557.5
2.01% - 3.00%	902.7	1,039.4	851.8	59.4	0.3	2,853.6
3.01% - 4.00%	1,727.1	5.7	20.6	29.1	3.2	1,785.7
4.01% and above	47.9	4.0	3.5	1.6	—	57.0
Subtotal	3,002.8	1,059.9	1,279.8	744.5	186.8	6,273.8

Total	$8,153.4	$1,863.3	$10,035.4	$3,145.2	$1,599.4	$24,796.7
Percentage of total	32.9%	7.5%	40.5%	12.7%	6.5%	100.0%
(1)	Includes only the account values, net of policy loans, for products with GMIRs and discretionary crediting rates.

In addition to the domestic account values shown in the table above, Principal International had $605.0 million of account values with GMIRs in Brazil as of June 30, 2022. The Brazil amount includes account values from an equity method subsidiary, adjusted to reflect the proportion of the subsidiary’s results reflected in our net income. Our liabilities in Principal International are generally denominated in the functional currency of the location of operation. The pattern of interest rate movements in our international operations will likely differ from the pattern of interest rate movements in the U.S.

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

We estimate a hypothetical 100 basis point immediate, parallel increase in interest rates would reduce the net reported fair value of our financial assets and derivatives by $2,987.3 million as of June 30, 2022, compared to $5,479.7 million as of December 31, 2021. This estimate only reflects the change in fair value for financial assets and derivatives reported at fair value on our consolidated statements of financial position. Assets and liabilities not reported at fair value on our consolidated statements of financial position – including mortgage loans, liabilities relating to insurance contracts, investment contracts, debt and bank deposits – are excluded from this sensitivity analysis. We believe the excluded liability items would economically serve as a partial offset to the net interest rate risk of the financial instruments included in the sensitivity analysis. Separate account assets and liabilities are also excluded from this estimate, as any interest rate risk is borne by the holder of the separate account. Assets backing reserves as part of a coinsurance with funds withheld agreement are excluded from this estimate, as any interest rate risk is passed to the reinsurer. For more information on fair value measurements, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Fair Value Measurements” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our net estimated potential loss in fair value as of June 30, 2022, decreased $2,492.4 million from December 31, 2021, primarily due to the reinsurance transaction.

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

We estimate as of June 30, 2022, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency-denominated instruments identified above because we effectively hedge foreign currency-denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2021. However, fluctuations in foreign currency exchange rates do affect the translation of segment pre-tax operating earnings and equity of our international operations into our consolidated financial statements.

For our Principal International segment, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $286.3 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of June 30, 2022, as compared to an estimated $302.9 million, or 10%, reduction as of December 31, 2021. We estimate a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $10.9 million, or 12%, reduction in segment pre-tax operating earnings of our international operations for the three months ended June 30, 2022, as compared to an estimated $6.6 million, or 14%, reduction for the three months ended June 30, 2021. In addition, we estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $18.4 million, or 12%, reduction in segment pre-tax operating earnings of our international operations for the six months ended June 30, 2022, as compared to an estimated $15.9 million, or 13%, reduction for the six months ended June 30, 2021.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. We did not have currency swap agreements associated with foreign-denominated liabilities as of June 30, 2022 and December 31, 2021. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $1,141.0 million and $958.9 million as of June 30, 2022 and December 31, 2021, respectively.

With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our Principal International operations had currency swaps with a notional amount of $279.0 million and $283.8 million as of June 30, 2022 and December 31, 2021, respectively. Our Principal International operations also utilized currency forwards with a notional amount of $716.1 million and $721.7 million as of June 30, 2022 and December 31, 2021, respectively.

We use currency forwards to hedge certain foreign-denominated real estate funds in our domestic operations and net equity investments in our foreign operations, including certain sponsored investment funds. We held currency forwards with a notional amount of $347.7 million and $321.9 million as of June 30, 2022 and December 31, 2021, respectively. We have used currency options to hedge currency risk associated with expected cash flows from our foreign operations. No currency options were utilized as of June 30, 2022 or December 31, 2021.

Equity Risk

Equity risk is the risk we will incur economic losses due to adverse fluctuations in equity markets. As of June 30, 2022 and December 31, 2021, the fair value of our equity securities was $1,699.8 million and $2,347.2 million, respectively. We estimate a 10% decline in the prices of the equity securities would result in a decline in fair value of our equity securities of $170.0 million as of June 30, 2022, as compared to a decline in fair value of our equity securities of $234.7 million as of December 31, 2021.

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

Use of Derivatives to Manage Equity Risk. We economically hedge the fixed deferred annuity and universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product’s profile or selling options to offset existing exposures. We economically hedged the GMWB exposure, which includes interest rate risk and equity risk, using futures, options, treasury forwards and interest rate swaps with notional amounts of $1,596.6 million, $1,659.2 million, $2,181.6 million, and $4,294.1 million, respectively, as of June 30, 2022, and notional amounts of $1,924.9 million, $1,699.6 million, $2,181.6 million, and $4,577.1 million, respectively, as of December 31, 2021. The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

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

Our Chief Executive Officer, Daniel J. Houston, and our Chief Financial Officer, Deanna D. Strable-Soethout, have reviewed and evaluated our disclosure controls and procedures as of June 30, 2022, and have concluded our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

We had no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure concerning legal proceedings can be found in Part I, Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 10, Contingencies, Guarantees and Indemnifications” under the caption, “Litigation and Regulatory Contingencies,” which is incorporated here by this reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents the amount of our common share purchase activity for the periods indicated.

						Maximum dollar
					Total number of	value of shares
					shares purchased	that may yet be
	Total number of		Average		as part of publicly	purchased under
	shares		price paid		announced	the programs (in
Period	purchased (1)		per share		programs	millions) (2)
January 1, 2022 — January 31, 2022	826,763		$74.04		800,656	$2,595.1
February 1, 2022 — February 28, 2022	910,828	(3)	$73.20		911,849	$2,528.3
March 1, 2022 — March 31, 2022	9,497,205	(3)	$65.93	(4)	9,107,538	$1,789.5
April 1, 2022 — April 30, 2022	—		$—		—	$1,789.5
May 1, 2022 — May 31, 2022	—		$—		—	$1,789.5
June 1, 2022 — June 30, 2022	2,910,298		$82.47	(4)	2,909,686	$1,689.6
Total	14,145,094				13,729,729
(1)	Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.
(2)	In June 2021, our Board authorized a share repurchase program of up to $1.2 billion of our outstanding common stock, which has no expiration. In January 2022, our Board of Directors authorized a $1.6 billion increase to the June 2021 share repurchase program authorization, which has no expiration.
(3)	Includes immaterial corrections related to the number of shares purchased to execute certain stock incentive awards.
(4)	In March 2022, we entered into an accelerated share repurchase program with a third party financial institution to repurchase $700.0 million of common stock. We received approximately 8.5 million shares at an initial cost of $560.0 million from our counterparty as of March 31, 2022. This program closed in June 2022 and an additional 1.4 million shares were delivered based on the $70.53 daily volume-weighted average price of our common stock, less a discount, during the term of the program.

Item 6. Exhibits

Incorporated by reference herein
Exhibit Number	Description	Form	File Date
31.1	Certification of Daniel J. Houston
31.2	Certification of Deanna D. Strable-Soethout
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Daniel J. Houston
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Deanna D. Strable-Soethout
101

The following materials from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Position, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

104	The cover page from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2022 formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: August 9, 2022	By	/s/ Deanna D. Strable-Soethout
Deanna D. Strable-Soethout
Executive Vice President and Chief Financial Officer

Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer