Form 10-K
period 2022-12-31
PRINCIPAL FINANCIAL GROUP INC
filed 2023-02-16
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of January 30, 2023, there were outstanding 243,104,123 shares of Common Stock, $0.01 par value per share of the Registrant.

The aggregate market value of the shares of the Registrant’s common equity held by non-affiliates of the Registrant was approximately $16.7 billion based on the closing price of $66.79 per share of Common Stock on June 30, 2022.

Documents Incorporated by Reference

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 16, 2023, to be filed by the Registrant with the United States Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2022.

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

PART I

Item 1. Business

Principal Financial Group, Inc. (“PFG”) is a leader in global investment management offering businesses, individuals and institutional clients a wide range of financial products and services, including retirement, asset management and insurance through our diverse family of financial services companies. We had $1,455.8 billion in assets under administration (“AUA”), including $635.3 billion in assets under management (“AUM”) as of December 31, 2022.

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

See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 17, Segment Information” for financial results of our segments.

Reinsurance Transaction

During the second quarter of 2022, we closed a coinsurance with funds withheld reinsurance transaction with Talcott Life &Annuity Re, Ltd. (“Talcott Life & Annuity Re”), a limited liability company organized under the laws of the Cayman Islands and an affiliate of Talcott Resolution Life, Inc., a subsidiary of Sixth Street, pursuant to which we ceded our in-force U.S. retail fixed annuity and universal life insurance with secondary guarantee (“ULSG”) blocks of business (the “Reinsurance Transaction”). The economics of the Reinsurance Transaction were effective as of January 1, 2022. As such, we recorded impacts for January through June 2022 in our second quarter 2022 results. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 9, Reinsurance, for further details.

Retirement and Income Solutions Segment

Our asset accumulation activities in the U.S. date back to the 1940s when we first began providing pension plan products and services. We offer a comprehensive portfolio of products and services for retirement savings along with select products for retirement income:

●	To businesses of all sizes, we offer products and services for defined contribution plans, including 401(k) and 403(b) plans; defined benefit plans; nonqualified executive benefit plans; stock services, including ESOPs and equity compensation; and pension risk transfer services;

●	To large institutional clients, we also offer investment only products, including guaranteed investment contracts (“GICs”);
●	To employees of businesses and other individuals, we offer the ability to accumulate savings and provide an income stream for retirement and other purposes through mutual funds, individual variable annuities and bank products; and
●	To non-retirement businesses, we offer trust and custody services.

We organize our Retirement and Income Solutions operations into two business groupings:

●	Retirement and Income Solutions – Fee: includes workplace savings and retirement solutions (“WSRS”, formerly known as “full service accumulation”), trust and custody services and individual variable annuities; and
●	Retirement and Income Solutions – Spread: includes investment only, pension risk transfer, banking services and individual fixed annuities. As of September 30, 2021, we ceased sales of our individual fixed annuity products and the block of business existing as of January 1, 2022, was reinsured as part of the Reinsurance Transaction.

Retirement and Income Solutions — Fee

Workplace Savings and Retirement Solutions

We offer a wide variety of investment and administrative products and services for defined contribution plans, including 401(k) and 403(b) plans; defined benefit plans; nonqualified executive benefit plans and stock services, including ESOPs and equity compensation.

Products

WSRS products respond to the needs of plan sponsors seeking both administrative and investment services for defined contribution plans or defined benefit plans. The investment component of both the defined contribution and defined benefit plans may be in the form of a guaranteed account, separate account, a mutual fund offering or a collective investment trust. In addition, defined contribution plan sponsors may also offer their own employer securities as an investment option under the plan.

We deliver both administrative and investment services to our defined contribution plan and defined benefit plan customers through annuity contracts, collective investment trusts and mutual funds. Group annuity contracts and collective investment trusts used to fund qualified plans are not required to be registered with the United States Securities and Exchange Commission (“SEC”). Our mutual fund service platform is called Principal Advantage. It is a qualified plan service package based on our series mutual fund, Principal Funds, Inc. (“PFI”). We offer investments covering the full range of stable value, equity, fixed income, real estate and international investment options managed by our Principal Global Investors segment as well as third party asset managers. In addition, WSRS offers plan sponsors trust services through an affiliated trust company.

As of December 31, 2022, we provided WSRS products to (a) over 42,000 defined contribution plans including $401.4 billion in assets and covering over 10.8 million eligible plan participants, and (b) to over 1,900 defined benefit plans, including $18.3 billion in assets and covering over 430,000 eligible plan participants. As of December 31, 2022, approximately 31% of our WSRS account values were managed by our Principal Global Investors segment, 57% were managed entirely by the third party asset managers that were not under contract to sub-advise a PFG product, 3% were sub-advised and 9% represented employer securities.

Markets and Distribution

We offer our WSRS products and services to plans, including qualified and nonqualified defined contribution plans and defined benefit plans. These products and services are offered to businesses of all sizes including plans sponsored by small and mid-sized businesses, which we believe remains underpenetrated, and large institutional clients. We distribute our WSRS products and services nationally, primarily through a captive retirement services sales force. As of December 31, 2022, 88 retirement services sales representatives in 14 offices, operating as a wholesale distribution network, maintained relationships with over 11,000 independent advisors, consultants and agents. Retirement services sales representatives are an integral part of the sales process alongside the referring consultant or independent advisor. We compensate retirement services sales representatives through a blend of salary and production-based incentives. We administer, on behalf of the plan, commission or fee payments to independent advisors, consultants and agents.

As of December 31, 2022, we had a staff of over 350 service and education specialists located across the U.S. These specialists play a key role in the ongoing servicing of plans by providing local services to our customers, such as reviewing plan performance, investment options and plan design; communicating the customers’ needs and feedback to us and helping employees understand the benefits of their plans. The following summarizes our distribution channels:

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

We believe our approach to WSRS plan services distribution, which gives us a targeted sales and service presence, along with our offering of Principal (R) Total Retirement Solutions differentiates us from many of our competitors. We have also established a number of marketing and distribution relationships to increase the sales of our products and services.

Individual Variable Annuities

Individual variable annuities, which are savings vehicles through which the customer makes one or more deposits of varying amounts and intervals, are offered to individuals.

Products

Our individual variable deferred annuities provide customers with the flexibility to allocate their deposits to mutual funds managed by the Principal Global Investors segment or unaffiliated third party asset managers, with variable and guaranteed options. Generally speaking, the customers bear the investment risk for the variable options and have the right to allocate their assets among various separate mutual funds. The value of the annuity fluctuates in accordance with the experience of the mutual funds chosen by the customer. Customers have the option to allocate all or a portion of their account to our guaranteed option, in which case we credit interest at rates we determine, subject to contractual minimums. As of December 31, 2022, 92% of our $9.0 billion in variable annuity account balances was allocated to mutual funds managed by the Principal Global Investors segment and our guaranteed option. The remaining 8% was allocated to mutual funds managed by unaffiliated third party asset managers.

Customers may elect a living benefit guarantee (commonly known in the industry as a guaranteed minimum withdrawal benefit, or “GMWB”). We bear the GMWB investment risk. Our goal is to hedge the GMWB investment risk through the use of sophisticated risk management techniques. As of December 31, 2022, $6.2 billion of the $8.7 billion of variable annuity separate account values had the GMWB rider. Our major source of revenue from individual variable annuities is mortality and expense fees we charge to the customer, generally determined as a percentage of the market value of the assets held in a separate investment sub-account. Account balances of variable annuity contracts with the GMWB rider were invested in separate account investment options as follows:

	December 31, 2022	December 31, 2021

	(in millions)
Balanced funds	$5,995.7	$7,549.2
Equity funds	123.7	157.0
Bond funds	61.0	88.3
Money market funds	12.0	7.2
Specialty funds	0.7	0.9
Total	$6,193.1	$7,802.6
Percent of total variable annuity separate account values	71%	71%

Markets and Distribution

Our target markets for individual variable annuities include owners, executives and employees of small and medium-sized businesses and individuals seeking to accumulate and/or eventually receive distributions of assets for retirement. We market variable annuities to individuals for both qualified and nonqualified retirement savings.

We sell our individual variable annuity products primarily through our affiliated financial representatives, including Principal Connection, who collectively accounted for 87%, 86% and 93% of annuity sales for the years ended December 31, 2022, 2021 and 2020, respectively. The remaining sales were made primarily through unaffiliated broker-dealer firms. Principal Connection is our direct distribution channel for retail financial services products to individuals. Principal Connection’s services are available by phone, email or mail.

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

Banking Services

Principal Bank is a U.S. federal savings bank that was formed in February 1998. As of December 31, 2022, Principal Bank had nearly 601,000 customers and approximately $8.3 billion in assets. Principal Bank operates under a limited purpose charter and may only accept deposits held in a fiduciary capacity; however, it may not hold demand deposits. It also may not own commercial loans or originate loans.

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

Individual Fixed Annuities

In 2021, we ceased sales of individual fixed annuity products, and in 2022, we reinsured the block of business existing as of January 1, 2022, with Talcott Life & Annuity Re as part of the Reinsurance Transaction. Annuitizations from existing products occurring after this date are not reinsured.

Principal Global Investors Segment

Our Principal Global Investors segment manages assets for sophisticated investors around the world using focused investment teams that provide diverse investment capabilities including equity, fixed income, real estate and other alternative investments. We also have experience in asset allocation, stable value management and other structured investment strategies. We focus on providing services to our other segments in addition to our retail mutual fund and third party institutional clients. We maintain offices in Australia, Brazil, China, France, Germany, Hong Kong, Ireland, Italy, Japan, South Korea, Luxembourg, the Netherlands, Portugal, Singapore, Spain, Sweden, Switzerland, the United Arab Emirates, the United Kingdom and the United States.

We deliver our products and services through our network of focused investment teams including Principal Global Equities; Principal Global Fixed Income (including Finisterre emerging market debt teams); Aligned Investors; Principal Real Estate Investors, LLC; Principal Real Estate Europe Limited; Spectrum Asset Management, Inc.; Post Advisory Group, LLC; Principal Dynamic Growth; Edge Asset Management; Claritas Administração de Recursos Ltda. (“Claritas”); Origin Asset Management Limited Liability Partnership and Principal Global Asset Allocation. The Principal Global Investors focused investment teams managed $464.7 billion in assets as of December 31, 2022.

We have been providing mutual funds to customers since 1969. We offer mutual funds to individuals, businesses and institutional investors for use within variable life contracts, variable annuity contracts and employer-sponsored pension plans; as a rollover investment option and for general investment purposes. As of December 31, 2022, as reported by Morningstar, we ranked 19th in terms of U.S. mutual fund AUM and 40th in terms of exchange traded fund AUM.

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

Equity Investments. As of December 31, 2022, Principal Global Equities, Aligned Investors and Principal Real Estate Investors, LLC along with Principal Dynamic Growth, Edge Asset Management, Origin Asset Management Limited Liability Partnership and Claritas managed $200.7 billion in global equity assets. Our equity capabilities encompass large-cap stocks, mid-cap stocks, small-cap stocks and real estate investment trusts in developed and emerging markets worldwide.

Fixed Income Investments.  As of December 31, 2022, Principal Global Fixed Income and Principal Real Estate Investors, LLC along with Spectrum Asset Management, Inc. and Post Advisory Group, LLC managed $189.2 billion in global fixed income assets. Collectively, our experience in fixed income management spans multiple economic and credit market cycles and encompasses all major fixed income security types and sectors, including commercial mortgage-backed securities (“CMBS”). Our research and risk management capabilities in worldwide debt markets provide a strong foundation for broadly diversified “multi-sector” portfolios, tailored to specific client objectives.

Real Estate and Other Alternative Investments.  We offer products and services through other alternative asset classes including managing private real estate equity through Principal Real Estate Investors, LLC and Principal Real Estate Europe Limited; managing commercial mortgages and bridge/mezzanine loans through Principal Real Estate Investors, LLC and managing real estate and timber investments through Claritas. As of December 31, 2022, we managed $74.8 billion in alternative asset classes.

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

Markets and Distribution

Our products and services are distributed through various channels to reach and meet the needs of a broad investor base. We distribute our services through institutional and retail sales representatives, relationship management and client service professionals who work with consultants and directly with investors to acquire and retain institutional clients, retail clients and other investors.  We also maintain relationships with independent broker-dealers to distribute our products and services, maintaining relationships with over 55,000 independent brokers, consultants and agents. As of December 31, 2022, Principal Global Investors and its focused investment teams had over 790 third party institutional clients in 40 countries with $124.0 billion of AUM.

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

Markets, Products and Distribution

Latin America

Brazil.  We offer pension accumulation, income annuity, and life insurance accumulation products through a co-managed joint venture, Brasilprev Seguros e Previdencia S.A. (“Brasilprev”). We owned 25.005% of the economic interest and 50.01% of the voting shares as of December 31, 2022. The partner is Banco do Brasil (“Banco”), which had 3,980 Brazilian branches as of September 30, 2022.

Brasilprev has the exclusive distribution rights of its pension accumulation and income annuity products through the Banco network until October 2032. Our joint venture provides products for the retirement needs of individuals and employers. Banco’s employees sell these products directly to individual clients through its bank branches and digital channels. In addition, our joint venture reaches corporate clients through two wholesale distribution channels: (1) a network of independent brokers who sell to the public and (2) Banco’s corporate account executives who sell to existing and prospective corporate clients. As of December 31, 2022, Brasilprev had $66.3 billion of AUM.

We also distribute pension and other protection products through a digital insurance brokerage company, Ciclic Corretora de Seguros S.A. (“Ciclic”). Our partner is BB Corretora De Seguros e Administradora De Bens S.A. (a subsidiary of Banco). We owned 25.005% of the economic and 50.01% of the voting shares of Ciclic as of December 31, 2022.

Chile.  We offer a complete array of pension accumulation and income annuity solutions. We also offer mutual fund, asset management services and life insurance accumulation products. Our subsidiaries in Chile had $41.2 billion of AUM as of December 31, 2022.

We offer mandatory employee-funded pension and voluntary savings plans through Administradora de Fondos de Pensiones Cuprum S.A. (“Cuprum”). We owned 97.97% of Cuprum as of December 31, 2022, and the rest is publicly floated. Cuprum’s products are sold through digital means and via a proprietary sales network of approximately 700 sales employees as of December 31, 2022.

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

We offer voluntary savings plans, mutual funds, and asset management solutions through Principal Administradora General de Fondos S.A., our wholly owned mutual fund company. Products are distributed to retail and institutional clients through digital means (we launched an open architecture service platform that provides support to financial advisors) as well as through our proprietary sales force, financial advisors, brokerage houses and alliances with financial institutions.

Mexico.  We offer pension accumulation, mutual funds and asset management services through our wholly owned companies with $17.5 billion of AUM as of December 31, 2022.

We offer mandatory and voluntary pension plans through Principal Afore, S.A. de C.V., Principal Grupo Financiero. We manage and administer individual retirement accounts under the mandatory privatized social security system for formal employees in Mexico. As of December 31, 2022, we had approximately 2.6 million individual retirement accounts. We distribute products and services through a proprietary sales force of approximately 445 sales representatives as of December 31, 2022, as well as independent brokers who sell directly to individuals.

We offer mutual funds and asset management services through Principal Fondos de Inversión, S.A. de C.V., Operadora de Fondos de Inversión, Principal Grupo Financiero. We distribute products and services through a sales force of approximately 40 employees as of December 31, 2022, and through distribution agreements with other financial entities. We offer both domestic and international products, typically sold directly to institutional and retail clients. We work in close collaboration with our Principal Global Investors segment for both international products and for the institutional segment.

Asia

China. We offer mutual funds and asset management services to individuals and institutions through a joint venture, CCB Principal Asset Management Co., Ltd. (“CCB PAM”). We owned 25% of CCB PAM as of December 31, 2022. China Construction Bank (“CCB”) is the majority partner with 65% ownership. China Huadian Capital Holdings owns 10%. CCB PAM distributes its mutual funds through CCB and third-party distributors such as banks, securities brokers and e-channels. CCB provides widespread distribution support for the joint venture via its extensive network of approximately 14,500 bank branches as of December 31, 2021, and brand awareness activities. Although not included in our reported AUM, the joint venture had $181.2 billion of AUM as of December 31, 2022.

On December 28, 2022, we finalized the acquisition of a minority ownership interest in CCB Pension Management Co., Ltd. (“CCBP”), China Construction Bank’s pension business with the Social Security Fund of China.

Hong Kong Special Administrative Region.We offer both pension saving and mutual fund products to corporate and individual clients through wholly owned companies with $10.6 billion in AUM as of December 31, 2022.

We offer two types of pension saving schemes, Mandatory Provident Fund and Occupational Retirement Schemes Ordinance, which we distribute through third party intermediaries such as insurance companies, independent financial advisors, brokers, and employee benefit consultants. Our most significant partnership is with AXA Hong Kong with whom we have a 15-year distribution partnership through 2030. We serviced approximately 655,000 accounts as of December 31, 2022. To help Hong Kong customers save for retirement beyond the mandatory pension schemes, Principal also offers mutual funds to retail customers through third party intermediaries, the most significant being banks.

Southeast Asia. We offer mutual funds, asset management services and retirement solutions through our joint ventures in Malaysia, Principal Asset Management Berhad (“PAM”) and Principal Islamic Asset Management Sdn. Bhd. (“PIAM”). The partner is CIMB Group (“CIMB”), a leading ASEAN universal bank that has strong presence in the region. The joint ventures had $20.5 billion of AUM as of December 31, 2022.

PAM offers conventional and Islamic mutual funds, retirement solutions through the branches of CIMB (approximately 600 bank branches throughout ASEAN and beyond as of September 30, 2022) and through its agency sales force of 2,330 agents selling to retail customers as of December 31, 2022. PAM also distributes its mutual funds and retirement solutions through third party institutions including banks, security houses and digital platforms such as digital wallet and online marketplaces. PAM has subsidiaries in Singapore (Principal Asset Management (S) Pte. Ltd.), Indonesia (PT Principal Asset Management) and Thailand (Principal Asset Management Company Limited).

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

We organize our operations into two divisions: Specialty Benefits insurance and Individual Life insurance. However, we share key resources in our core areas such as strategic leadership, distribution, operations and marketing.

Specialty Benefits Insurance

Specialty Benefits insurance, which includes group dental, vision, life, critical illness, accident, paid family and medical leave (“PFML”),disability insurance and individual disability insurance, is an important component of the employee benefit offering at small and medium-sized businesses.

Products and Services

Group Dental and Vision Insurance. Our plans provide partial reimbursement for dental and vision expenses. As of December 31, 2022, we had over 108,000 group dental and vision insurance policies in force covering over 2.7 million employees. According to Life Insurance and Market Research Association (“LIMRA”), we were the 4th largest group dental insurer in terms of number of contracts/employer groups in force in 2021. In addition to indemnity and preferred provider organization dental offered on both an employer paid and voluntary basis, we offer a prepaid dental plan in Arizona through our Employers Dental Services, Inc. subsidiary. We also offer a discount dental product nationally. Our indemnity vision and our managed care vision products are offered on both an employer paid and voluntary basis.

Group Life and Other Insurance. Our group life insurance provides coverage to employees and their dependents for a specified period. As of December 31, 2022, we had over 89,000 group policies providing nearly $167.0 billion of group life insurance in force covering approximately 2.9 million employee lives. According to LIMRA, in 2021, we were ranked 1st in the U.S. in terms of the number of group life insurance contracts in force. We currently sell traditional group life insurance that does not provide for accumulation of cash values on both an employer paid and voluntary basis. Our group life insurance business remains focused on the traditional, annually renewable term product. Group term life and group universal life accounted for 99% and 1%, respectively, of our total group life insurance in force as of December 31, 2022. We no longer market group universal life insurance to new employer groups.

Group Disability Insurance. Our group disability insurance provides a benefit to insured employees who become disabled. In most instances, this benefit is in the form of a monthly income. Our group disability products include both short-term and long-term disability, offered on both an employer paid and voluntary basis. As of December 31, 2022, long-term disability represented 59% of total group disability premium, while short-term disability represented 41% of total group disability premium. We also provide disability management services, called rehabilitation services, to assist individuals in returning to work as quickly as possible following disability. We work with disability claimants to improve the approval rate of Social Security benefits, thereby reducing payment of benefits by the amount of Social Security payments received. As of December 31, 2022, we served approximately 2.1 million employee lives through over 63,000 contracts. According to LIMRA, our group short-term disability business was ranked 3rd and our group long-term disability business was ranked 3rd in the U.S. as of December 31, 2021, in terms of number of contracts/employer groups in force. We also offer voluntary critical illness insurance, which provides a lump-sum cash benefit to pay for additional expenses associated with the five most common critical illnesses, and voluntary accident insurance, which pays a lump sum when covered injuries occur because of an accident. In 2021, we began selling PFML on a limited basis, which provides paid time off to care for specified family needs or an employee’s own serious health condition. As of December 31, 2022, we have sold PFML in two states. We plan to expand to other states in the future.

Individual Disability Insurance. Individual disability insurance has been sold since the early 1950s. Our individual disability insurance products provide income protection to the insured member and/or business in the event of disability. In most instances, this benefit is in the form of a monthly income. In addition to income replacement, we offer products to pay business-related costs such as overhead expenses for a disabled business owner, buy-out costs for business owners purchasing a disabled owner’s interest in the business, expenditures for replacement of a key person and business loan payments. We also offer a product to protect retirement savings in the event of disability. As of December 31, 2022, we served approximately 219,000 individual disability policyholders. According to LIMRA, our individual disability business was ranked 4th in the U.S. in terms of premium in force in the non-cancellable segment of the market and 4th overall, as of December 31, 2021.

Fee-for-Service. We offer administration of group dental, disability and vision benefits on a fee-for-service basis.

Individual Life Insurance

We specialize in providing solutions for small to medium-sized businesses to protect against risk and loss, assist with succession planning and wealth transfer and to build and protect wealth for retirement. We also provide solutions to meet the personal needs of business owners, executives and key employees. As of September 30, 2021, we narrowed our focus to the business market and ceased sales to the retail consumer market. In 2022, we reinsured our ULSG block of business with Talcott Life & Annuity Re as part of the Reinsurance Transaction. Our U.S. operations administered approximately 729,000 individual life insurance policies with over $524.0 billion of individual life insurance in force as of December 31, 2022.

Products and Services

Our Business Owner Solutions platform as well as our nonqualified deferred compensation offering combines administration and consulting to service our clients’ needs. We focus on the business and personal insurance needs of owners, executives and key employees of small and medium-sized businesses with an emphasis on providing insurance solutions for nonqualified executive benefits. We no longer market our products to retail customers. We offer a variety of individual life insurance products, both interest sensitive (including universal life, variable universal life and indexed universal life insurance) and traditional.

Interest Sensitive. We offer universal life, variable universal life and indexed universal life insurance products. These products offer the policyholder the option of adjusting both the premium and the death benefit amounts of the insurance contract. Universal life insurance typically includes a cash value account that accumulates at a credited interest rate based on the investment returns of the block of business. Variable universal life insurance is credited with the investment returns of the various investment options selected by the policyholder. Indexed universal life is credited with investment returns tied to an external index, subject to a contractual minimum and maximum. For the year ended December 31, 2022, interest sensitive products represented 19% of individual life insurance in force and generated 83% of individual life insurance annualized first year premium sales.

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

Traditional Life Insurance. Traditional life insurance includes term, whole and adjustable life insurance products. Term insurance products provide a guaranteed death benefit for a specified period of time in return for the payment of a fixed premium. Term life insurance products represented 17% of our individual life insurance annualized first year premium sales for the year ended December 31, 2022, and 79% of individual life insurance in force as of December 31, 2022. Whole life policies provide a guaranteed death benefit and a cash surrender value in return for payment of fixed premiums. Adjustable life insurance products provide a guaranteed benefit in return for the payment of a fixed premium while allowing the policyholder to set the coverage period, premium and face amount combination.

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

As of December 31, 2022, we had 145 sales representatives and 168 service representatives in 26 local markets. Our sales representatives accounted for 100% of our group insurance sales for the year ended December 31, 2022. The service representatives play a key role in servicing the case by providing local, responsive services to our customers and their brokers, such as renewing contracts, revising plans, solving administrative issues and communicating the customers’ needs and feedback to us.

We sell our individual life and individual disability insurance products in all 50 states and the District of Columbia, primarily targeting owners, executives and key employees of small and medium-sized businesses. In 2022, small and medium-sized business sales represented 100% of individual life sales and 68% of individual disability sales for the year ended December 31, 2022. Our life insurance sales efforts focus on the Nonqualified Deferred Compensation and the Business Solutions market. This strategy offers solutions to address business owner financial challenges such as exiting the business, business transition, retaining key employees and retirement planning. Key employees also have needs to supplement retirement income, survivor income and business protection. We believe the Business Owner Solutions segment offers growth opportunities and we will continue to develop strategies to capitalize on this expanding market.

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

Competition

Competition is based on a number of factors including: customer segments, types of solutions, product features, service, go-to-market strategies, price, investment performance, commission structure, distribution capacity, financial strength ratings and name recognition. We compete with a large number of financial services companies such as banks, mutual funds, institutional trust companies, broker-dealers, insurers, retirement providers and asset managers. Some of these companies may offer a broader array of products, more competitive pricing, greater diversity of distribution sources, better brand recognition or, with respect to insurers, higher financial strength ratings. Some may also have greater financial resources with which to compete or may have better investment performance at various times. We believe we distinguish ourselves from our competitors through:

●	the synergistic value of our diversified portfolio;
●	our ability to integrate solutions and services;
●	our focus on high growth markets;
●	our global retirement expertise;
●	our blended global and local asset management expertise;
●	our expertise in targeted customer segments (i.e., small and medium-sized businesses) and
●	the power of our joint venture and distribution relationships.

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

In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners (“NAIC”) has established risk-based capital (“RBC”) standards. The standards require life insurers to submit a report to state regulators on an annual basis regarding their RBC based upon categories of risk including the following: asset risk, insurance risk, interest rate risk and business and operational risk. As of December 31, 2022, the statutory surplus of each of our U.S. life insurance companies exceeded the minimum RBC requirements.

The following authorities regularly make inquiries and conduct examinations or investigations regarding our compliance with applicable laws and regulations:

●	state and federal insurance regulatory authorities;
●	state and federal securities regulatory authorities;
●	federal agencies, such as the DOL;
●	state law enforcement agencies and
●	state attorneys general.

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

Securities Regulation

Insurance and investment products that require registration with the SEC, such as variable annuities, variable life insurance and some funding agreements that constitute securities and mutual fund products are subject to securities laws and regulations, including U.S. state securities regulation as well as U.S. federal regulation under the SEC, FINRA and other regulatory authorities. These regulations affect investment advice, sales and related activities for these products and the compliance oversight construct.

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

Risk Management

Like all financial services companies, we are exposed to a wide variety of financial, operational and other risks, as described in Item 1A. “Risk Factors.” We have formalized our enterprise risk management approach to enable us to have the right people, culture, tools, knowledge, information, processes and controls in place to effectively identify, measure, monitor, communicate and manage risks within established limits and risk tolerances. Enterprise Risk Management is a key component of our business model at Principal. It helps us:

●	Identify and successfully manage those risks that present profitable growth opportunities and avoid those that don’t.
●	Balance the sometimes-competing demands of our various constituencies; meet our customer obligations, satisfy regulatory requirements and optimize shareholder returns relative to the risks we take.

We utilize an integrated risk management framework to help us identify, assess, monitor, report, manage and aggregate our material risks within established risk appetites and risk tolerances. The framework delivers important perspective that is used in strategic and tactical decision making and is adaptable to changes in our businesses and in the external environments in which we operate. Our approach also requires a commitment to continuous improvement and ongoing validation.

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

Our internal risk committees meet on a regular and frequent basis to discuss various issues and review profile status. Each business unit has its own committee that is responsible for oversight of the material risks within the unit or area. These committees may include corporate leaders. We also have internal committees that provide oversight around a certain risk or group of related risks across the organization. This matrix approach helps us maintain comprehensive risk coverage and preserve an integrated view of risks. The Enterprise Risk Management Committee, comprised of members from the Executive Management Group (“EMG”), exercises enterprise-wide oversight for our most significant risk profiles.

The business units and functional areas have primary responsibility for identifying, assessing, monitoring, reporting and managing their own risks. Chief Risk Officers dedicated to each business unit, and the enterprise Chief Risk Officer and supporting staff are independent of the business areas and work closely with the objective and dedicated risk professionals in the business areas to provide objective oversight, framework enablement and aggregated risk analysis. This results in a model where risk management can be closer to actual risks while also facilitating effective oversight and consolidation at the enterprise level.

Internal Audit provides independent, risk-based and objective assurance and advice designed to add value and improve our operations. It helps us accomplish our objectives by bringing a systematic, disciplined approach to evaluate and improve the effectiveness of risk management, internal control and governance processes; and by promoting continuous improvement. The Chief Internal Auditor reports functionally to the Board Audit Committee and administratively to the enterprise Senior Vice President and Chief Risk Officer.

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

Human Capital

As of December 31, 2022, we employed approximately 19,300 people across the globe. Our employees work from many locations across multiple businesses and are united behind a common purpose: to help more people and businesses around the globe gain greater access to financial security. We start by listening to our customers to understand their needs, goals and barriers. From there, we leverage our global expertise to provide the guidance, products and experiences to create opportunities for more people to save, invest and protect their financial futures. Our purpose serves as a foundation for attracting, retaining and developing a workforce motivated by quality employment and purposeful work.

In 2022 we continued to acquire top talent amid a tight labor market. Our flexible work arrangements allowed leaders access to diverse, global talent. We have a long history of supporting employees’ work arrangement needs; and, as we emerge from the COVID-19 pandemic, we continue to offer flexibility to our teams. We are clear that our top priorities remain the needs of our customers and our business, and we rely on our leadership community to manage the flexibility and work arrangements of our global workforce while effectively enabling these top priorities.

We invest in the growth and development of our employees in a variety of ways, including through experiential learning, relationships with colleagues, formal programming and just-in-time resources. We curate learning content that aligns with enterprise priorities to ensure employees have the skills necessary to contribute to our success now and into the future. These investments also make certain that our employees can develop the skills most critical to their current and future career aspirations. We continue to pilot new programs that help onboard new hires and enable all our employees to navigate their career. Additional targeted development opportunities exist for leaders and employees identified as high potential talent.

We know a diverse workforce and inclusive culture make us stronger, which is why we strive to provide a work environment where every employee feels welcomed, respected and has an opportunity to thrive. We are committed to providing our leaders across the globe with regular implicit bias and inclusive leadership training, with the goal of establishing better-connected teams and enabling thoughtful decision-making. As of December 31, 2022, we had 9 employee resource groups (“ERGs”), comprised of employees motivated to listen, reflect and provide cultural insights. Our ERGs play an integral role in creating an inclusive workplace. In 2022, our global mentoring program entered its third year, enabling colleagues from around the world to build relationships, encourage and educate each other. In addition, we held our first Global Inclusion Summit, at which senior executives and employees hosted sessions on a variety of inclusion-related topics.

Internally, we measure the progress of our diversity, equity and inclusion efforts in multiple ways, including through a Diversity Index comprised of predominantly objective metrics. We also survey employees about their sense of belonging and report the results through our Global People Inclusion Index. The results of our Diversity Index and Global People Inclusion Index help us to measure company-wide performance. In 2022, we continued to partner with an external consultant to conduct an annual, global pay equity study; we believe the results of this study place us in a best-in-class category as compared to financial services industry peers.

In 2022, we also continued to receive external recognition. We were included by Forbes in its lists of Best Employers for Women (July 2022) and Best Employers for Diversity (April 2022). We earned perfect scores on the Disability: IN Disability Equality Index (August 2022) and the Human Rights Campaign Foundation’s 2022 Corporate Equality Index (January 2022), the latter of which resulted in the designation of a Best Place to Work for LGBTQ+ Equality. In addition, we participated in the Bloomberg Gender Equality Index, which resulted in recognition on the national Diversity MBA Media’s list “50 Out Front; Best Places to Work for Women and Diverse Managers.” On top of these inclusion-focused accolades, in 2022 we were recognized by IDG’s Computerworld as one of its 100 Best Places to Work in IT (December 2022), and by Pensions & Investments as one of the Best Places to Work in Money Management (December 2022).

We continuously strive to evolve our human capital policies and processes. To better understand and improve upon talent trends, in 2022 we implemented a single, people scorecard, where we report employee data on retention, learning, hiring, engagement and productivity. We also piloted company-wide exit surveys for employees and leaders, enabling us to better understand turnover trends and rationale. Leaders conducted proactive employee stay conversations and quarterly performance check-ins. In addition, we actively monitored our Engagement Index, which is a clear indicator of employee engagement across the organization. These tools allowed us to gather insights and create actions to manage turnover, including through tailored development opportunities and compensation increases for roles in high demand. As of December 31, 2022, for our global employee population the average tenure was 9.3 years and the annual turnover rate was 20.9%. As of December 31, 2022, for our U.S. employees only, the average tenure was 12.1 years and the annual turnover rate was 13.0%. Our customer focus, commitment to ethical practices, continuous learning opportunities and inclusive environment drive a strong culture where employees can thrive.

Our competitive total rewards offerings are also critical components of our employee value proposition. The programs for the broader employee population include our employee stock purchase plan and our annual incentive program. For select roles, we offer a long-term incentive plan, which is a stock-based compensation plan. Critical talent and high performing employees are eligible to receive stock awards under our discretionary stock program. Retirement programming for U.S. employees includes eligibility for our 401(k) plan, with a robust company match. Additionally, employees outside our asset management business are eligible to participate in a cash balance defined benefit plan. Outside of the U.S., retirement programming varies by country but commonly exceeds statutory requirements. We also offer employees a comprehensive suite of health and welfare benefits, designed to support them through all stages of their career and life. We put a special emphasis on employee wellbeing by offering a wide range of programming aimed at improving overall health, including a state-of-the-art wellness center at our global headquarters and gym reimbursement at other locations.

In addition to providing competitive total rewards, we provide our global workforce a myriad of opportunities to support their communities and causes that are important to them. We encourage in-person and virtual volunteerism through our volunteer time off policy. As an example of this, in 2022, employees helped map areas most vulnerable to natural disasters to improve and increase humanitarian aid at times of crisis. In addition, our teams logged significant miles walking, running and rolling to raise money for global disaster relief organizations. At the Community Learning Center housed at our global headquarters in Des Moines, Iowa, employees have ready access to a variety of volunteer opportunities, including the ability to mentor students, provide professional development coaching and teach technology and coding skills. A generous Dollars for Doers program provides employees a microgrant credit based on annual volunteer hours recorded, enabling employees to contribute earned credits to any nonprofit they choose. We also offer a giving program through which the company provides a 50% match on employee monetary contributions, with the company match going directly to the organization to which an employee has donated.

The following tables provide demographic data for our employee workforce as of December 31, 2022. The Employees category represents our entire employee workforce, including Management, Senior Management and members of our EMG. The Management category includes all people leaders who have at least one direct report, excluding Senior Management and EMG members. The Senior Management category is comprised of Senior Vice Presidents and employees with equivalent titles, excluding EMG members. Our EMG includes the Chief Executive Officer and primarily the Chief Executive Officer’s direct reports.

	Global
			Senior
	Employees	Management	Management	EMG
Female	54%	46%	45%	38%
Male	46	54	55	62

	U.S. (1)
			Senior
	Employees	Management	Management	EMG
Asian	4%	3%	9%	9%
Black	5	2	—	9
Latino	4	2	—	—
White	85	92	82	82
All other races	2	1	9	—
(1)

Reporting on racial diversity is more nuanced, and in many cases, not disclosed outside the U.S. As of December 31, 2022, approximately 7,200 Employees, approximately 1,000 people in Management, no people in Senior Management and 2 EMG members were based outside the U.S.

The following table provides demographic data for the Directors on the PFG Board of Directors as of December 31, 2022.

Board of Directors
Female	38%
Male	62

Black	15%
Latino	15
White	70

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

On January 1, 2023, we will adopt authoritative guidance that will update certain requirements in the accounting for long-duration insurance and annuity contracts. This guidance will change the way we calculate the liability for future policy benefits on traditional and limited-payment contracts, will result in measuring market risk benefit (“MRB”) assets and liabilities at fair value and will change the amortization method used for deferred acquisition cost (“DAC”) asset and other actuarial balances. Applicable risks relating to estimates, assumptions and valuations have considered this guidance.

Risks relating to laws, regulations and taxation

Many different regulatory bodies govern our company. We are required to comply with securities laws; insurance regulations; employee benefit plan regulations; financial services regulations; U.S. and international tax regulations; environmental, social and governance (“ESG”) requirements; and cybersecurity and privacy regulations. Complying with the various regulations can increase our cost of doing business, limit our available capital or impact how we do business. We could also face potential fines or reputational risk if we do not comply. In addition, changes in tax laws can reduce sales of certain tax-advantaged products or increase our operating expenses. Changes in accounting standards may adversely impact reported results of operations and financial condition. Litigation and tax audits can increase costs and create adverse publicity.

Risks relating to our business

Business risks include risks associated with competition, products, fraud, external business partner relationships and acquisitions. In general, the risks related to our business can cause variability in the following factors: demand for our products and services, level of premiums and deposits, level of claims and level of surrenders and withdrawals. The net effect of this variability can include reductions in business volumes, disruptions in business operations, reductions in revenues, increased claims or operating expenses, reduced economic activity, reductions or volatility in net income or adverse effects on our results of operations and financial condition.

General risks

These risks are of a general nature and include the risk of catastrophic event; the risk of global climate change; the risk of technological and societal changes; reputational risk; intellectual property risk; risks associated with attracting, developing and retaining qualified employees; the risk of interruptions in information technology, infrastructure or other systems; loss of key vendor relationships and risks associated with our enterprise risk management framework. General risks can result in reductions in business volumes, reductions in revenues, additional operating expenses, reductions or volatility in net income, or adverse effects on our results of operations and financial condition.

Risk Factors Discussion

In the discussion below, we have risk factors in which we provide details related to our investment portfolio, excluding investments held as part of a coinsurance with funds withheld agreement. We believe the details of the composition of our investment portfolio excluding the funds withheld are most relevant to an understanding of our risks that are pertinent to investors because all funds withheld assets support obligations and liabilities relating to the Reinsurance Transaction.

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

We maintain a level of cash and securities which, combined with expected cash inflows from investments and operations, is believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations. However, withdrawal and surrender levels may differ from anticipated levels for a variety of reasons, such as changes in economic conditions or changes in our claims paying ability and financial strength ratings. For additional information regarding our exposure to interest rate risk and the impact of a downgrade in our financial strength ratings, see “—Changes in interest rates or credit spreads or a prolonged low interest rate environment may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period to period” and “—A downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales, terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition.” In addition, mark-to-market adjustments on our investments and derivative instruments may lead to fluctuations in our reported capital. Volatility, uncertainty or disruptions in the capital or credit markets may result in the need for additional capital to maintain a targeted level of U.S. statutory capital relative to the NAIC’s RBC requirements. In the event our current internal sources of liquidity do not satisfy our needs, we may have to seek additional financing and, in such case, we may not be able to successfully obtain additional financing on favorable terms or at all. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as customers’ or lenders’ perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us.

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

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, investor and consumer confidence, foreign currency exchange rates, inflation levels and our ability to manage inflation risk effectively all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment, negative investor sentiment and lower consumer spending, the demand for our financial and insurance products could be adversely affected. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. In addition, reductions in employment levels of our existing employer customers may result in a reduction in membership levels and premium income for our specialty benefits products. Participants within the retirement plans for which we provide administrative services may elect to reduce or stop their payroll deferrals to these plans, which would reduce AUM, AUA and revenues. In addition, reductions in employment levels may result in a decline in employee deposits into retirement plans. Adverse changes in the economy could affect net income negatively and could have a material adverse effect on our business, results of operations and financial condition.

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

For further discussion on equity risk management, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — Equity Risk.”

Changes in interest rates or credit spreads or a prolonged low interest rate environment may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period to period.

During periods of declining interest rates or prolonged low interest rates, the interest rates we earn on our assets may be lower than the rates assumed in pricing our products, thereby reducing our profitability. For some of our products, such as GICs and funding agreements, we are unable to lower the rate we credit to customers in response to the lower return we will earn on our investments. In addition, guaranteed minimum interest rates on our life insurance and annuity products may constrain our ability to lower the rate we credit to customers. Declining interest rates may also lead to a reduction in revenues related to our trust and custody business. Declining interest rates may result in increases in our reserves and other actuarial balances, potentially reducing net income or other comprehensive income (“OCI”). During periods of declining interest rates, borrowers may prepay or redeem mortgages and bonds that we own, which would force us to reinvest the proceeds at lower interest rates. Furthermore, declining interest rates may reduce the rate of policyholder surrenders and withdrawals on our life insurance and annuity products, thus increasing the duration of the liabilities and creating asset and liability duration mismatches. Low interest rates may also increase the cost of hedging our GMWB rider. Declining interest rates or a prolonged low interest rate environment may also result in changes to the discount rate used for valuing our pension, and other postretirement employee benefit (“OPEB”) obligations, which could negatively impact our results of operations and financial condition. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates and a prolonged period of low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves. Declining interest rates may cause a decrease in the value of MRB assets and an increase in the value of MRB liabilities and other liabilities held at fair value on our consolidated statements of financial position, potentially reducing net income or OCI.

Increases in market interest rates may also adversely affect our results of operations, financial condition and liquidity. During periods of increasing market interest rates, we may offer higher crediting rates on our insurance and annuity products in order to keep these products competitive. Because returns on our portfolio of invested assets may not increase as quickly as current interest rates, we may have to accept lower spreads, thus reducing our profitability. Rapidly rising interest rates may also result in an increase in policy surrenders, withdrawals and requests for policy loans as customers seek to achieve higher returns. In addition, rising interest rates may cause a decrease in the value of financial assets held at fair value on our consolidated statements of financial position. We may be required to sell assets to raise the cash necessary to respond to an increase in surrenders, withdrawals and loans, thereby realizing capital losses on the assets sold. An increase in policy surrenders and withdrawals may also require us to accelerate amortization of our DAC asset relating to these products. Rising interest rates may also cause a decline in the value of the fixed income assets we manage, resulting in a reduction in our fee revenue in the short term. In addition, a significant increase in interest rates may cause a reduction in the fair value of intangible assets in our reporting units, potentially leading to an impairment of goodwill or other intangible assets.

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

In March 2021, the United Kingdom’s Financial Conduct Authority announced that LIBOR will no longer be published on a representative basis after December 31, 2021, with the exception of the most commonly used tenors of U.S. dollar LIBOR, which will no longer be published on a representative basis after June 30, 2023. The transition to other reference rates may affect the value of certain derivatives and floating rate securities we hold, floating rate securities we have issued and the profitability of certain real estate lending activity. Additionally, pricing activities, models and the profitability of certain businesses may also be impacted.

The U.S. Federal Reserve, based on the recommendations of the New York Federal Reserve’s Alternative Reference Rate Committee (comprised of major derivative market participants and their regulators), began publishing in April 2018 a Secured Overnight Financing Rate (“SOFR”) as the replacement rate for U.S. dollar LIBOR. In March 2022, federal legislation was enacted to provide a statutory framework to replace LIBOR with a benchmark rate based on SOFR in many contracts that do not have fallback provisions or that have fallback provisions resulting in a replacement rate based on LIBOR.

The effect of any changes to LIBOR or discontinuation of LIBOR on new or existing financial instruments, liabilities or operational processes will vary depending on a number of factors. Examples of potential factors include, but are not limited to: fallback provisions in contracts; adoption of replacement language in contracts where such language is currently absent; legislative remedies that address fallback provisions; potential changes in spreads causing valuation changes; treatment of hedge effectiveness and impacts on models and systems. We have been and will continue to identify, assess and monitor market and regulatory developments; assessing agreement terms and continue to execute our operational readiness.

Our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM and net income.

An increase in defaults or write-downs on our fixed maturities portfolio may reduce our profitability.

We are subject to the risk that the issuers of the fixed maturities we own will default on principal and interest payments. As of December 31, 2022, our U.S. investment operations held $44.7 billion of fixed maturities, or 65% of total U.S. invested assets, of which approximately 7% were below investment grade, and $42.7 million, or 0.1% of our total fixed maturities, were classified as either “problem,” “potential problem” or “restructured.” See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — Fixed Maturities.”

As of December 31, 2022, the international investment operations of our fully consolidated subsidiaries held $3.1 billion of fixed maturities, or 42%, of total international invested assets, of which 4% are government bonds. Some non-government bonds have been rated on the basis of the issuer’s country credit rating. However, the ratings relationship between national ratings and global ratings is not linear with the U.S. The starting point for national ratings differs by country, which makes the assessment of credit quality more difficult. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — International Investment Operations.” An increase in defaults on our fixed maturities portfolio could harm our financial strength and reduce our profitability.

An increased rate of delinquency and defaults on our commercial mortgage loans, including balloon maturities with and without amortizing payments, may adversely affect our profitability.

Our commercial mortgage loan portfolio faces both delinquency and default risk. Commercial mortgage loans of $14.0 billion represented 18% of our total invested assets as of December 31, 2022. As of December 31, 2022, there were no loans in the process of foreclosure in our commercial mortgage loan portfolio. The performance of our commercial mortgage loan investments, however, may fluctuate in the future. An increase in the delinquency rate of, and defaults under, our commercial mortgage loan portfolio could harm our financial strength and decrease our profitability.

As of December 31, 2022, approximately $11.4 billion, or 84%, of our U.S. investment operations commercial mortgage loans before valuation allowance had balloon payment maturities. A balloon maturity is a loan with all or a meaningful portion of the loan amount due at the maturity of the loan. The default rate on commercial mortgage loans with balloon payment maturities has historically been higher than commercial mortgage loans with a fully amortizing loan structure. Since a significant portion of the principal is repaid at maturity, the amount of loss on a default is generally greater than fully amortizing commercial mortgage loans. An increase in defaults on balloon maturity loans as a result of the foregoing factors could harm our financial strength and decrease our profitability.

Mark-to-market adjustments on equity securities, trading securities and derivative instruments may reduce our profitability or cause volatility in our net income.

Our investment portfolio includes equity securities, trading securities and derivative instruments that are reported at fair value on the consolidated statements of financial position with changes in fair value reported in net income. Mark-to-market adjustments on these investments may reduce our profitability or cause our net income to vary from period to period. We anticipate that acquisition and investment activities may increase the number and magnitude of these investments in the future.

We may have difficulty selling our privately placed fixed maturities, mortgage loans and real estate investments because they are less liquid than our publicly traded fixed maturities.

We hold certain investments that may be less liquid than our publicly traded fixed maturities, such as privately placed fixed maturities, mortgage loans and real estate investments. These asset classes represented approximately 38% of the value of our total invested assets as of December 31, 2022.

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

Many of our derivative transactions with financial and other institutions specify the circumstances under which the parties are required to post collateral. We are also required to post collateral in connection with funding agreements with the FHLB Des Moines, reinsurance agreements, and various other transactions. The amount of collateral we may be required to post under these agreements may increase under certain circumstances, which could adversely affect our liquidity. In addition, under the terms of some of our transactions we may be required to make payment to our counterparties related to any decline in the market value of the specified assets. Such payments could have an adverse effect on our liquidity. Furthermore, with respect to any such payments, we will have unsecured risk to the counterparty as these amounts are not required to be segregated from the counterparty’s other funds, are not held in a third party custodial account and are not required to be paid to us by the counterparty until the termination of the transaction.

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

Commercial mortgage lending in the state of California accounted for 26%, or $3.5 billion, of our U.S. investment operations commercial mortgage loan portfolio before valuation allowance as of December 31, 2022. Due to this concentration of commercial mortgage loans in California, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to catastrophes, including but not limited to earthquakes, that may affect the region. While we generally do not require earthquake insurance for properties on which we make commercial mortgage loans, we do take into account property specific engineering reports, construction type and geographical concentration by fault lines in our investment underwriting guidelines. If economic conditions in California deteriorate or catastrophes occur, we may in the future experience delinquencies or defaults on the portion of our commercial mortgage loan portfolio located in California, which may harm our financial strength and reduce our profitability.

Gross unrealized losses may be realized or result in future credit losses, resulting in a reduction in our net income.

Fixed maturities that are classified as available-for-sale (“AFS”) are reported on the consolidated statements of financial position at fair value. Unrealized gains or losses on AFS securities, excluding those in fair value hedging relationships, are recognized as a component of accumulated other comprehensive income (“AOCI”) and are, therefore, excluded from net income. Our U.S. investment operations had gross unrealized losses on fixed maturities of $5,296.7 million pre-tax as of December 31, 2022, and the component of gross unrealized losses for securities in a continuous unrealized loss position for over twelve months and for which an allowance for credit loss has not been recorded was $1,572.3 million pre-tax. The accumulated change in fair value of the AFS securities is recognized in net income when the gain or loss is realized upon the sale of the asset or in the event that the decline in fair value requires an allowance for credit loss. Realized losses or credit losses may have a material adverse impact on our net income in a particular quarterly or annual period.

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

For additional information on our valuation methodology, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Fair Value Measurements.”

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

The profitability of our insurance and annuity products depends significantly upon the extent to which our actual experience is consistent with the assumptions used in setting prices for our products and establishing liabilities for future insurance and annuity policy benefits and claims. The premiums we charge and the liabilities we hold for future policy benefits are based on assumptions reflecting a number of factors, including the amount of premiums we will receive in the future, rate of return on assets we purchase with premiums received, expected claims, mortality, morbidity, lapse rates and expenses. However, due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of the liabilities for unpaid policy benefits and claims, we cannot precisely determine the amounts we will ultimately pay to settle these liabilities, the timing of such payments, or whether the assets supporting the liabilities, together with any future premiums, will be sufficient to satisfy the liabilities. As a result, we may experience volatility in the level of our profitability and our reserves from period to period. To the extent that actual experience is less favorable than our underlying assumptions, we may have to update our assumptions and increase our liabilities, which may harm our financial strength and reduce our profitability.

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

The pattern of amortizing our DAC asset and other actuarial balances may change, impacting both the level of our DAC asset and other actuarial balances and the timing of our net income.

Amortization of our DAC asset and other actuarial balances depends on several assumptions, including but not limited to, mortality and policy lapse. Due to the uncertainty associated with establishing these assumptions, we cannot, with precision, determine the exact pattern of amortization. To the extent actual experience emerges less favorably than expected, the amortization pattern of our DAC asset and other actuarial balances may be adjusted, which may impact the timing of our net income.

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

On December 29, 2022, the SECURE 2.0 Act of 2022 (“SECURE 2.0”) was enacted and includes a number of changes to the U.S. retirement system. While we are still evaluating SECURE 2.0, if proper implementation does not occur or if the provisions are less favorable than anticipated, the full benefits expected from the legislation may be reduced.

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

We have implemented, or may implement at any time, reinsurance transactions utilizing affiliated reinsurers and highly rated third parties to finance a portion of the reserves for our term life insurance policies, universal life insurance policies with secondary guarantees and participating life insurance policies. Our ability to enter into new reserve financing transactions will continue to be dependent on the cost and forms of financing available in the market and our ability to obtain required regulatory approvals. For additional information regarding our use of affiliated reinsurance transactions, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 16, Statutory Insurance Financial Information.”

The NAIC is pursuing a variety of reforms to its RBC framework, which could increase our capital requirements for our U.S. insurance businesses. Changes to the charge for mortality risk were adopted in 2022.

The NAIC has adopted a group capital calculation. This calculation is not intended to be a regulatory capital requirement, but it will be used by regulators in their supervisory process and could create an additional data point for regulators to consider in evaluating our capital position.

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

The DOL is expected to initiate a planned regulatory project that includes evaluation of its prohibited transaction exemptions relating to fiduciary investment advice and a new rulemaking initiative related to the definition of fiduciary. Proposed rules are anticipated to be released in the near future. Similarly, some states may change their insurance and securities laws and/or regulations to address personalized investment advice. New states may adopt an updated NAIC model regulation, which made best interest enhancements to its existing annuity suitability model. Continuing related state fiduciary or “best interest” legislation and/or regulation could occur in 2023.

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

We collect, process, store, share, disclose and use information from and about our customers, plan participants and website and application users, including personal information and other data. Any actual or perceived failure by us to comply with our privacy policies, privacy-related obligations to customers or third parties, data disclosure and consent obligations or privacy or cybersecurity-related legal obligations may result in governmental enforcement actions, litigation or public statements critical of us. Such actual or perceived failures could also cause our customers to lose trust in us, which could have an adverse effect on our business.

Restrictions on data collection and use may limit opportunities to gain business insights useful to running our business and offering innovative products and services.

We are subject to numerous federal, state and international regulations regarding the privacy and security of personal information. These laws vary widely by jurisdiction. The laws and regulations that affect our business include, but are not limited to the European Union (“EU”) GDPR, U.S. federal, state and local data protection laws such as the New York Department of Financial Services Part 500 cybersecurity requirements for financial services companies, the California Consumer Privacy Act (“CCPA”) and California Privacy Rights Act (“CPRA”), and China’s Cybersecurity Law and the China Personal Information Protection Law (“PIPL”). Regulations such as these, which are designed to protect privacy and prevent misuse of personal information, are complex and change frequently. The public, consumer and privacy advocates, legislatures and regulators are increasingly concerned about the collection, use, sharing and cross border transfer of personal data, especially personal information that may be deemed sensitive, such as U.S. Social Security Numbers, financial information, behavioral data, and biometric and health data. Additional legislative or regulatory action in the United States and globally could further regulate our collection, use, sharing and other processing of personal data. Changes in existing cybersecurity and privacy regulations or the enactment of new regulations may increase our compliance costs and failure to comply with these regulations may lead to reputational damage, fines or civil damages and increased regulatory scrutiny.

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

Changes and uncertainty in U.S. and non-U.S. legislation, policy or regulation regarding climate risk management or other ESG practices may result in higher regulatory costs, compliance costs and increased capital expenditures, and changes in regulations may impact security asset prices, resulting in realized or unrealized losses on our investments and decreased revenue from asset management. Physical risks and transitional risks could increase the company’s cost of doing business. Actual or perceived failure to adequately address ESG expectations of our various stakeholders could lead to a tarnished reputation and loss of customers and clients and could negatively impact our access to capital.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA 2022”) was enacted by the U.S. government. IRA 2022 contains several provisions, including the implementation of a new corporate alternative minimum tax (the Book Minimum Tax, or “BMT”) and an excise tax on stock repurchases by certain corporations, which are effective January 1, 2023. Uncertainty remains regarding the continued implementation of and potential adjustments to IRA 2022 and it is uncertain whether IRA 2022 will result in a material effect on our business operations, profitability, or our ability to engage in certain capital expenditures.

For a further discussion of tax matters, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Income Taxes.”

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

Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). From time to time, we are required to adopt new or revised accounting standards issued by the Financial Accounting Standards Board (“FASB”). The required adoption of future accounting standards may adversely affect our reported results of operations and financial condition and may result in significant incremental costs associated with initial implementation and ongoing compliance. For a discussion of the impact of accounting pronouncements issued but not yet implemented, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies”. In August 2018, the FASB issued final guidance on targeted improvements to the accounting for long-duration insurance contracts. The guidance will become effective for us on January 1, 2023. The new standards will change how we account for many of our insurance and annuity products, which could negatively impact our reported profitability and financial ratios.

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

Legal liability or adverse publicity with respect to current or future legal or regulatory actions, whether or not involving us, may affect our financial strength or reduce our profitability. For further discussion on litigation and regulatory investigation risk, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 13, Contingencies, Guarantees, Indemnifications and Leases” under the caption, “Litigation and Regulatory Contingencies” and Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Income Taxes” under the caption “Other Tax Information.”

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

We believe our ability to compete is based on a number of factors including scale, service, product features, price, investment performance, commission structure, distribution capacity, financial strength ratings and name recognition. We compete with a large number of financial services companies such as banks, mutual funds, institutional trust companies, broker-dealers, insurers and asset managers, many of which may have advantages over us in one or more of the above competitive factors.

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

Certain of our variable annuity products include guaranteed minimum death benefits and/or guaranteed minimum withdrawal benefits. Periods of significant and sustained downturns in equity markets, increased equity volatility or reduced interest rates could result in an increase in the valuation of the future policy benefit or contractholder fund liabilities associated with such products, resulting in a reduction to net income. We use derivative instruments to attempt to mitigate changes in the liability exposure related to interest rate, equity market and volatility movements, and the volatility of net income associated with these liabilities. However, we remain liable for the guaranteed benefits in the event that derivative counterparties are unable or unwilling to pay. The liability exposure and volatility of net income or OCI may also be influenced by changes in market credit spreads reflecting our own creditworthiness, for which we do not attempt to hedge. In addition, we are subject to the risk that hedging and other management procedures prove ineffective or that unanticipated policyholder behavior or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. These, individually or collectively, may have a material adverse effect on our net income, financial condition or liquidity. We are also subject to the risk that the cost of hedging these guaranteed minimum benefits increases as implied volatilities increase and/or interest rates decrease, resulting in a reduction to net income.

Our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses.

Our international businesses face political, legal, operational and other risks that we do not face in our operations in the U.S. We face the risk of discriminatory regulation, nationalization or expropriation of assets, price controls and exchange controls or other restrictions that prevent us from transferring funds from these operations out of the locations in which they operate or converting local currencies we hold into U.S. dollars or other currencies. Our international businesses could also be negatively impacted by rising geopolitical tension, competing legal requirements and increased strategic competition between the U.S. and other countries, such as China. In addition, our international businesses face the risk of political instability and social unrest, which heightens our risks as those may lead to disruptions to those businesses and to local financial markets and commerce and reduced economic activity in the countries in which we operate. Some of our international businesses are, and are likely to continue to be, in emerging or potentially volatile markets. For example, in Chile, a new government proposal to reform the mandatory pension system implies potential changes for fund managers and participants. A complex political environment creates uncertainty regarding the ultimate outcome of the lengthy legislative process toward reform. In addition, we rely on local staff, including local sales forces, in those locations where there is a risk and we may encounter labor problems with local staff, especially in locations where workers’ associations and trade unions are strong.

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

We cede life, annuity, disability, medical and long-term care insurance to other insurance companies through reinsurance. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 9, Reinsurance.” See Item 1. “Business,” for information about the Reinsurance Transaction. The collectability of reinsurance recoverables is largely dependent on the solvency of the individual insurers. We remain liable to the policyholder, even if the reinsurer defaults on its obligations with respect to the ceded business. In addition, a reinsurer’s insolvency may cause us to lose our reserve credits on the ceded business, in which case we would be required to establish additional reserves.

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

We face risks in administering the closed Reinsurance Transaction.

During the second quarter of 2022, we closed a coinsurance with funds withheld reinsurance transaction with Talcott Life & Annuity Re, a limited liability company organized under the laws of the Cayman Islands and an affiliate of Talcott Resolution Life, Inc., a subsidiary of Sixth Street, pursuant to which we ceded our in-force U.S. retail fixed annuity and ULSG blocks of business. We face a number of on-going risks arising from the closed transaction, including managing the relationships under reinsurance agreements, managing a smaller portfolio of general account assets and managing relationships with our distribution channels. These risks may prevent us from realizing the expected benefits from the Reinsurance Transaction and could result in the recapture of the ceded business upon the occurrence and continuation of certain events and higher costs related to managing the reinsured blocks of business.

General risks

A pandemic, terrorist attack, military action or other catastrophic event could adversely affect our operations, net income or financial condition.

The occurrence of pandemic disease, man-made disasters such as terrorist attacks and military actions, and natural disasters could adversely affect our operations, net income or financial condition. For example, our mortality and morbidity experience could be adversely impacted by a catastrophic event. In addition, a severe catastrophic event may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. Ongoing economic disruptions may lead to declines and volatility in interest rates or equity prices, either of which could adversely affect our results of operations and financial condition. The resulting macroeconomic conditions could adversely affect our cash flows, as well as the value and liquidity of our invested assets. We may also experience operational disruptions if our employees are unable or unwilling to work due to a catastrophic event.

Our financial results may be adversely impacted by global climate changes.

Atmospheric concentrations of carbon dioxide and other greenhouse gases have increased dramatically since the industrial revolution, resulting in a gradual increase in global average temperatures and an increase in the frequency and severity of natural disasters. These trends are expected to continue in the future and have the potential to impact nearly all sectors of the economy. We cannot predict the long-term impacts of climate change, but we will continue to monitor new developments in the future.

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

Financial services companies are regularly targeted by cyber criminals, resulting in unauthorized access to confidential information, theft of funds from online accounts, disruption or degradation of service or other damage. These attacks may take a variety of forms, including web application attacks, denial of service attacks, ransomware, other malware, and social engineering, including phishing. We may also be adversely impacted by successful cyberattacks of partners, vendors and others in our supply chain with whom we conduct business or share information. Information security incidents may also occur due to the failure to control access to, and use of, sensitive systems or information by our workforce, with a potential increase in this threat due to the increase in remote work. The tactics and techniques used by cyber criminals to obtain unauthorized access, or otherwise impact our business negatively change frequently, and we, and our supply chain partners, may be unable to anticipate their schemes to implement preventative measures. The failure of our controls (such as policies, procedures, security controls and monitoring, automation and backup plans) designed to prevent, or limit the effect of, failure, inadvertent use or abuse could result in disruptions or breaches beyond our control.

Any compromise of the security of our systems that results in the disclosure of personally identifiable customer or employee information could damage our reputation, deter customers from purchasing our products and services, expose us to litigation, increase regulatory scrutiny, impact our business operations and require us to incur significant technical, legal and other expenses.

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

We utilize an integrated risk management framework, which is designed to manage material risks within established risk appetites and risk tolerances. Nonetheless, our policies and procedures may not be fully effective in identifying or mitigating every risk to which we are exposed. Many of our methods for managing and mitigating risk rely on models and assumptions that are based, in part, on observed historical data. As a result, these methods, models or assumptions may not accurately predict future exposures, which may be significantly greater than our historical measures indicate. We may be exposed to unanticipated risks as a result of changes in market conditions, new products or new business strategies, catastrophes or other unforeseen circumstances. If our risk management framework proves ineffective, we may suffer unexpected losses, which may adversely affect our results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2022, we owned properties in our home office complex in Des Moines, Iowa and leased space for various offices located throughout the U.S. and internationally. We believe that our owned and leased properties are suitable and adequate for our current business operations.

Item 3. Legal Proceedings

Disclosure concerning legal proceedings can be found in Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 13, Contingencies, Guarantees, Indemnifications and Leases” under the caption, “Litigation and Regulatory Contingencies” and Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Income Taxes” under the caption, “Other Tax Information,” which are incorporated here by this reference.

Information about our Executive Officers

The following information is furnished with respect to our executive officers, each of whom is elected by and serves at the pleasure of the Board of Directors.

W. Y. (Thomas) Cheong, 54, has been Executive Vice President of the Company since January 2021 and President, Principal Asia of the Company since March 2019. Thomas is from Singapore and is located in our Hong Kong office. Previously, he was Senior Vice President of the Company from March 2019 to December 2020 and served as Vice President, Head of North Asia of the Company from January 2015 to February 2019. Prior to that time, he held several leadership roles in various Asia markets at Manulife Financial Corporation from October 2009 to December 2014 and Prudential UK from October 2000 to September 2009.

Amy C. Friedrich, 52, has been President, U.S. Insurance Solutions since May 2017. Prior to that time, she was Senior Vice President of the Specialty Benefits insurance division of U.S. Insurance Solutions since 2015, and Vice President of Specialty Benefits since 2008.

Patrick G. Halter, 63, has been President and Chief Executive Officer of Principal Asset Management of the Company and Principal Life since November 2022. Prior, he was President of Global Asset Management of the Company and Principal Life since November 2020 and Chief Executive Officer for Principal Global Investors, the investment management firm within our Global Asset Management business, since September 2018. Previously, he served as Chief Operating Officer of Principal Global Investors, since 2016 and was Chief Executive Officer for Principal Real Estate Investors, the dedicated real estate unit of Principal Global Investors, since 2003.

Daniel J. Houston, 61, has been a director of the Company and Principal Life and President and Chief Executive Officer of the Company and Principal Life since August 2015. Prior to that date, he held the same positions except was Chief Operating Officer (and not Chief Executive Officer) since November 2014. Previously, he served as President, Retirement, Insurance and Financial Services of the Company and Principal Life since 2010. He was President, Retirement and Income Solutions of the Company and Principal Life from 2008 until 2010, and was Executive Vice President, Retirement and Income Solutions of the Company and Principal Life from 2006 to 2008.

Kathleen B. Kay, 60, has been Executive Vice President of the Company and Principal Life since March 2022 and Chief Information Officer of the Company and Principal Life since May 2020. She was Senior Vice President of the Company and Principal Life from May 2020 to March 2022. Prior, she was Senior Vice President and Chief Information Officer of Pacific Gas & Electric Company from 2015 to 2020. Previously, she served as Enterprise Chief Technology Officer at SunTrust from 2012 to 2015, Senior Vice President, Business Technology Services of Comerica Bank from 2007 to 2012 and Director, Application Development and Support, OnStar of General Motors from 1984 to 2007.

Natalie Lamarque, 46, has been Executive Vice President and General Counsel of the Company and Principal Life since July 2022 and Secretary of the Company and Principal Life since October 2022. Prior to joining the Company and Principal Life, she was with New York Life Insurance Company in various roles, including General Counsel from March 2020 to June 2022 and Deputy General Counsel from 2019 to 2020, both while a Senior Vice President; Vice President in Corporate Compliance from 2016 to 2019; and Associate General Counsel from 2014 to 2016. Previously, she was an Assistant U.S. Attorney in the Criminal Division of the U.S. Attorney’s Office of the Southern District of New York from 2007 to 2014. Prior to that, she was an attorney at Debevoise & Plimpton LLP from 2004 to 2007.

Christopher J. Littlefield, 56, has been President, Retirement and Income Solutions since March 2022. Previously, he was Executive Vice President and General Counsel of the Company and Principal Life since January 2020 and Secretary of the Company and Principal Life from March 2020 to March 2022. Prior to that date, he was President and Chief Executive Officer of Fidelity & Guaranty Life Insurance Holdings from October 2014 to December 2018. Previously, he served as President and Chief Executive Officer of Aviva USA Corporation from February 2009 to October 2013 and served as Chief Operating Officer of Aviva USA Corporation from February 2008 to September 2009. Prior to that, he served as Executive Vice President, General Counsel and Secretary of AmerUS Group Co. from January 2006 to February 2008.

Kenneth A. McCullum, 58, has been Senior Vice President and Chief Risk Officer of the Company and Principal Life since September 2020. Prior to that date, he was Vice President and Chief Actuary since April 2015. Prior to that time, he served as Executive Vice President responsible for business development and in force management at Delaware Life Insurance Company from August 2013 to April 2015 and Senior Vice President responsible for managing the life and annuity businesses at Sun Life Financial from April 2010 to August 2013. Previously, he held several positions at the Hartford from August 1994 to April 2010, including leading its institutional investment products division and serving as Chief Actuary of its legacy holdings division.

Deanna D. Strable-Soethout, 54, has been Executive Vice President and Chief Financial Officer of the Company and Principal Life since February 2017. Prior to that date, she was Executive Vice President of the Company and Principal Life since September 2016 and President, U.S. Insurance Solutions of the Company and Principal Life since March 2015. Prior to that, she served as Senior Vice President of the Company and Principal Life since 2006.

Roberto A. Walker, 57, has been Executive Vice President of the Company since January 2021 and President, Principal Latin America since January 2011. Prior to his current position, he held several leadership roles within the Company including Chief Operating Officer of Principal International Latin America from October 2007 to February 2011, Head of Fund Management overseeing Latin America and Asia mutual funds and asset management from January 2005 to September 2007, Country Head for Principal Mexico from November 1998 to December 2004 and Chief Information Officer and Chief Financial Officer of Principal Chile from September 1996 to October 1998.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the New York Stock Exchange under the symbol “PFG” on October 23, 2001. Prior to such date, there was no established public trading market for our common stock. Effective December 15, 2017, we changed our listing to the Nasdaq Global Select Market and continue trading under the symbol “PFG”. On January 30, 2023, there were 219,911 stockholders of record of our common stock.

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

The following table presents the amount of our share purchase activity for the periods indicated:

					Total number
					of shares	Maximum dollar
					purchased as	value of shares that
	Total number		Average		part of publicly	may yet be purchased
	of shares		price paid		announced	under the programs
Period	purchased (1)		per share		programs	(in millions) (2)
January 1, 2022 - January 31, 2022	826,763		$74.04		800,656	$2,595.1
February 1, 2022 - February 28, 2022	910,828	(3)	$73.20		911,849	$2,528.3
March 1, 2022 - March 31, 2022	9,497,205	(3)	$65.93	(4)	9,107,538	$1,789.5
April 1, 2022 - April 30, 2022	—		$—		—	$1,789.5
May 1, 2022 - May 31, 2022	—		$—		—	$1,789.5
June 1, 2022 - June 30, 2022	2,910,298		$82.47	(4)	2,909,686	$1,689.6
July 1, 2022 - July 31, 2022	748,272		$66.87		748,272	$1,639.5
August 1, 2022 - August 31, 2022	4,056,564		$78.98	(5)	4,051,659	$1,239.5
September 1, 2022 - September 30, 2022	1,179,825		$67.91	(5)	1,178,183	$1,239.5
October 1, 2022 - October 31, 2022	862,873		$77.49		862,873	$1,172.7
November 1, 2022 - November 30, 2022	929,322		$89.86		928,379	$1,089.3
December 1, 2022 - December 31, 2022	1,135,705		$88.06		1,135,705	$989.2
Total	23,057,655				22,634,800
(1)	Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.
(2)	In June 2021, our Board authorized a share repurchase program of up to $1.2 billion of our outstanding common stock, which has no expiration. In January 2022, our Board of Directors authorized a $1.6 billion increase to the June 2021 share repurchase program authorization, which was completed in August 2022.
(3)	Includes immaterial corrections related to the number of shares purchased to execute certain stock incentive awards.
(4)	In March 2022, we entered into an accelerated share repurchase program with a third party financial institution to repurchase $700.0 million of common stock. We received approximately 8.5 million shares at an initial cost of $560.0 million from our counterparty as of March 31, 2022. This program closed in June 2022 and an additional 1.4 million shares were delivered based on the $70.53 daily volume-weighted average price of our common stock, less a discount, during the term of the program.
(5)	In August 2022, we entered into an accelerated share repurchase program with a third party financial institution to repurchase $400.0 million of common stock. We received approximately 4.1 million shares at an initial cost of $320.0 million from our counterparty as of August 16, 2022, which was recorded in treasury stock. This program closed in September 2022, at which time an additional 1.2 million shares were delivered based on the $76.48 daily volume-weighted average price of our common stock, less a discount, during the term of the program.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of December 31, 2022, compared with December 31, 2021, our consolidated results of operations for the years ended December 31, 2022 and 2021 and, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our audited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-K.

For information and analysis relating to our financial condition and consolidated results of operations as of and for the year ended December 31, 2020, as well as for the year ended December 31, 2021 compared with the year ended December 31, 2020, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Economic Factors and Trends

Negative market performance led to a decrease in account values in our Retirement and Income Solutions segment in 2022. Since account values are the base by which this business generates revenues, market performance volatility may impact our revenues in future quarters.

Negative market performance led to a decrease in AUM managed by our Principal Global Investors segment in 2022. Since AUM is the base by which this business generates revenues, market performance volatility may impact our revenues in future quarters. Also included in revenues are borrower fees, transaction fees and performance fees, which can fluctuate between years.

In our Principal International segment, local currency AUM is a key indicator of earnings growth. Local currency AUM increased due to favorable market performance. In addition, AUM was positively impacted by foreign currency fluctuations.

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

Some of these policies will be impacted when we implement accounting guidance commonly referred to as long-duration targeted improvements (“LDTI”) in January 2023. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies” under the caption “Recent Accounting Pronouncements” for information about that guidance. Comments have been included in the summary below for those policies impacted by LDTI.

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

We measure the fair value of our financial assets and liabilities based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset, or nonperformance risk, including our own credit risk. For additional details concerning the methodologies, assumptions and inputs utilized see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Fair Value Measurements” under the caption, “Determination of Fair Value.”

The fair values of our public fixed maturities are primarily based on market prices from third party pricing vendors. We have regular interactions with these vendors to ensure we understand their pricing methodologies and to confirm they are utilizing observable market information. In addition, 12% of our invested asset portfolio as of December 31, 2022, was invested in privately placed fixed maturities with no readily available market quotes to determine the fair market value. The majority of these assets are valued using a matrix pricing valuation approach that utilizes observable market inputs. In the matrix approach, securities are grouped into pricing categories that vary by sector, rating and average life. Each pricing category is assigned a risk spread based on observable public market data. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread. Although the matrix valuation approach provides a fair valuation of each pricing category, the valuation of an individual security within each pricing category may be impacted by company specific factors. This excludes privately placed securities subject to Rule 144A of the Securities Act of 1933 that are primarily based on market prices from third party pricing vendors, similar to public fixed maturities.

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. In addition, there may be certain securities managed by external managers where we obtain the valuation from the external manager when we are unable to obtain prices from third party pricing vendors or other sources. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of December 31, 2022, approximately 4% of our total fixed maturities were Level 3 securities valued using internal pricing models. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Fair Value Measurements” for further discussion.

The $10,167.8 million increase in net unrealized losses from U.S. investment operations for the year ended December 31, 2022, can be attributed to an approximate 116 basis point increase in interest rates and a widening of credit spreads. For additional information about interest rate risk see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

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

A number of significant risks and uncertainties are inherent in the process of monitoring credit losses and determining the allowance for credit loss. These risks and uncertainties include: (1) the risk that our assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer; (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; (3) the risk that our investment professionals are making decisions based on fraudulent or misstated information in the financial statements provided by issuers and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to not sell the security prior to recovery of its amortized cost. Any of these situations could result in a charge to net income in a future period. As of December 31, 2022, we had $54,501.9 million in AFS fixed maturities with gross unrealized losses totaling $7,878.3 million. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as movement in credit spreads.

For more detailed information concerning allowances for credit loss, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 4, Investments” under the caption, “Allowance for Credit Loss.”

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

Derivatives

We use derivatives primarily to hedge or reduce exposure to market risks. The fair values of exchange-traded derivatives are determined through quoted market prices. Exchange-traded derivatives include futures that are settled daily, which reduces their fair value in the consolidated statements of financial position. The fair values of privately negotiated contracts, which are usually referred to as over-the-counter (“OTC”) derivatives, that are cleared through centralized clearinghouses are determined through market prices published by the clearinghouses. Variation margin associated with OTC cleared derivatives is settled daily, which reduces their fair value in the consolidated statements of financial position. The fair values of non-cleared OTC derivatives are determined using either pricing valuation models that utilize market observable inputs or broker quotes. On an absolute fair value basis as of December 31, 2022, the majority of our OTC derivative assets and liabilities were valued using pricing valuation models using market observable data with less than 1% using broker quotes. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Fair Value Measurements” for further discussion. The fair values of our derivative instruments can be impacted by changes in interest rates, foreign exchange rates, credit spreads, equity indices and volatility, as well as other contributing factors. For additional information see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

We also issue certain annuity, universal life and other contracts that include embedded derivatives that have been bifurcated from the host contract. They are valued using a combination of historical data and actuarial judgment. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Fair Value Measurements” for further discussion. We include our assumption for own nonperformance risk in the valuation of these embedded derivatives. As our credit spreads widen or tighten, the fair value of the embedded derivative liabilities decrease or increase, leading to an increase or decrease in net income. If the current market credit spreads reflecting our own creditworthiness move to zero (tighten), the reduction to net income would be approximately $124.7 million, net of DAC and income taxes, based on December 31, 2022, reported amounts. In addition, the policyholder behavior assumptions used in the valuation of embedded derivatives include risk margins, which increase the fair value of the embedded derivative liabilities. Certain contract features that have been recorded as embedded derivatives will instead be recorded as market risk benefits under LDTI when it is implemented in January 2023.

We have entered into coinsurance with funds withheld reinsurance arrangements. For funds withheld agreements the economic benefit of the assets flow to reinsurance counterparties, however, we retain legal ownership of the assets within the funds withheld account. Therefore, the assets held under funds withheld agreements are included on our consolidated statements of financial position, with a corresponding funds withheld payable. The funds withheld payable also includes an embedded derivative that has been bifurcated from the host contract. The fair value of the embedded derivative is based on the change in the fair value of the underlying funds withheld investments using the valuation methods and assumptions described for our investments held.

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

●	Sales inducement asset — Sales inducements are amounts that are credited to the contractholder’s account balance as an inducement to purchase the contract. Like DAC, the cost of the sales inducement is capitalized and amortized over the expected life of the contract, in proportion to EGPs.
●	Unearned revenue liability — An unearned revenue liability is established when we collect fees or other policyholder assessments for services to be provided in future periods. These revenues are deferred and then amortized over the expected life of the contract, in proportion to EGPs.

●	Reinsurance asset or liability — For universal-life type products that are reinsured, a reinsurance asset or liability is established to spread the expected net reinsurance costs or profits in proportion to the EGPs on the underlying business.

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

When LDTI is implemented in January 2023, amortization of these actuarial balances will generally no longer be based on EGPs.

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

Recoverability.  DAC and sales inducement assets are subject to recoverability testing at the time of policy issue and loss recognition testing on an annual basis, or when an event occurs that may warrant loss recognition. If loss recognition or impairment is necessary, the asset balances are written off to the extent it is determined that future policy premiums and investment income or gross profits are not adequate to cover the balances. When LDTI is implemented in January 2023, DAC assets will no longer be subject to recoverability testing.

Actuarial Assumption Updates.  We periodically review and update actuarial assumptions that are inputs to the models for DAC and other actuarial balances and make model refinements as necessary. For more information see “Transactions Affecting Comparability of Results of Operations — Actuarial Assumption Updates.”

Sensitivities.  As of December 31, 2022, the net balance of DAC and related actuarial balances, excluding balances affected by changes in other comprehensive income (“OCI”), was a $2,933.5 million asset. We perform sensitivity analyses to assess the impact that certain assumptions have on these balances. The following table shows the estimated immediate impact of various assumption changes on our DAC and related actuarial balances.

Estimated impact to
net income (1)
(in millions)
Reducing the future separate account equity return assumption by 1%	$(10)
Reducing the long-term general account fixed income investment yield assumption by 0.5%	(55)
(1)	Reflects the net increase (decrease) impact on net income of changes to the DAC asset, sales inducement asset, unearned revenue liability, reinsurance asset or liability, additional benefit reserves and related taxes. Includes the impact on net income of changes in DAC and related actuarial balances for our equity method subsidiaries. The DAC and related actuarial balances of the equity method subsidiaries are not included in the total DAC and related actuarial balances listed above as they are not fully consolidated.

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

For reporting units that performed a qualitative test of goodwill, we concluded the estimated fair values of all such reporting units were in excess of their carrying values and, therefore, goodwill was not impaired. For reporting units that performed a quantitative test of goodwill, the estimated fair values of all such reporting units, except for Individual Life insurance, were in excess of their carrying values and, therefore, goodwill was not impaired. For the year ended December 31, 2022 we recognized a $27.1 million pre-tax (and after-tax) impairment of goodwill within our Individual Life insurance reporting unit. The impairment was the result of how we allocated equity following the Reinsurance Transaction.

For information about our goodwill and other intangible assets, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies,” and “Note 2, Goodwill and Other Intangible Assets.”

Sensitivities.  In connection with our annual impairment testing process, we performed a sensitivity analysis for goodwill impairment with respect to each of our reporting units and determined that a hypothetical 10% decline in the fair value would not result in an impairment of goodwill for any reporting unit. We cannot predict certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $1,598.2 million and $1,533.3 million, respectively, as of December 31, 2022. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, interest rate movements, declines in the equity markets, the legal environment in which the businesses operate or a material negative change in our relationships with significant customers.

Insurance Reserves

Reserves are liabilities representing estimates of the amounts that will come due, at some point in the future, to or on behalf of our policyholders. U.S. GAAP, allowing for some degree of managerial judgment, provides guidance for establishing reserves.

Future policy benefits and claims include reserves for individual traditional and group life insurance, disability, medical and long-term care insurance and individual and group annuities that provide periodic income payments. These reserves are computed using assumptions of mortality, morbidity, lapse, investment performance and expense. These assumptions are based on our experience, industry results, emerging trends and future expectations. For long-duration insurance contracts, once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy. However, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves may also be established for short-duration contracts to provide for expected future losses. Our reserve levels are reviewed throughout the year using internal analysis including, among other things, experience studies, claim development analysis and annual loss recognition analysis. To the extent experience indicates potential loss recognition, we recognize losses on certain lines of business. The ultimate accuracy of the assumptions on these long-tailed insurance products cannot be determined until the obligation of the entire block of business on which the assumptions were made is extinguished. Short-term variances of actual results from the assumptions used in the computation of the reserves are reflected in current period net income and can impact quarter-to-quarter net income. When LDTI is implemented in January 2023, reserve methodologies and assumptions for long-duration contracts will change.

Future policy benefits and claims also include reserves for incurred but unreported disability, medical, dental, vision, critical illness, accident, PFML and life insurance claims. We recognize claims costs in the period the service was provided to our policyholders. However, claims costs incurred in a particular period are not known with certainty until after we receive, process and pay the claims. We determine the amount of this liability using actuarial methods based on historical claim payment patterns as well as emerging cost trends, where applicable, to determine our estimate of claim liabilities. We also look back to assess how our prior periods’ estimates developed. To the extent appropriate, changes in such development are recorded as a change to current period claim expense. Historically, the amount of the claim reserve adjustment made in subsequent reporting periods for prior period estimates have been within a reasonable range given our normal claim fluctuations.

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

The assumed discount rate is determined by projecting future benefit payments inherent in the Projected Benefit Obligation and discounting those cash flows using a spot yield curve for high quality corporate bonds. Our assumed discount rates were 5.10% for our pension plans and 5.00% for our OPEB plans as of December 31, 2022. Typically, a 0.25% decrease in the discount rate would increase the pension benefits Projected Benefit Obligation by approximately $93.7 million and decrease the Net Periodic Pension Cost (“NPPC”) by approximately $1.6 million. Typically, a 0.25% decrease in the discount rate would increase the OPEB accumulated postretirement benefit obligation by approximately $1.4 million and would have a nominal impact on the Net Periodic Benefit Cost (“NPBC”). Typically, a 0.25% increase in the discount rate would result in decreases in benefit obligations and changes in expenses at a level generally commensurate with those noted above.

The assumed long-term rate of return on plan assets is set at the long-term rate expected to be earned based on the long-term investment policy of the plans and the various classes of the invested funds. Historical and future expected returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall long-term rate for each asset class was developed by combining a long-term inflation component, the real risk-free rate of return and the associated risk premium. A weighted average rate was developed based on long-term returns for each asset class, the plan’s target asset allocation policy and the tax structure of the trusts. For the 2022 NPPC and 2022 NPBC, a 5.20% and 4.25% weighted average long-term rate of return was used, respectively. For the 2023 NPPC and 2023 NPBC, a 6.20% and 5.05% weighted average long-term rate of return assumption, respectively, will be used. Typically, a 0.25% decrease in the assumed long-term rate of return would increase the NPPC by approximately $6.6 million and the NPBC by approximately $0.2 million. Typically, a 0.25% increase in this rate would result in a decrease to expense at the same levels. The assumed return on plan assets is based on the fair market value of plan assets as of December 31, 2022.

The compensation increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy, including inflation.

For pension costs, actuarial gains and losses are amortized using a straight-line amortization method over the average remaining service period of plan participants, which is approximately 10 years. For OPEB costs, actuarial gains and losses are amortized using a straight-line amortization method over the average future lifetime of the remaining covered group of retirees, which is approximately 14 years. The qualified pension plan does not utilize the allowable corridor, while the nonqualified pension plan and OPEB plans utilize the 10% corridor. Prior service costs are amortized on a weighted average basis over approximately 5 years for pension costs and 5 years for OPEB costs. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Employee and Agent Benefits” for further discussion.

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

Deferred income taxes (including federal, state and foreign withholding) have not been provided on approximately $1,157.2 million of accumulated but undistributed earnings from operations of foreign subsidiaries as of December 31, 2022. We do not record deferred income taxes on foreign earnings not expected to be distributed to the U.S. We apply an exception to the general rule, which under U.S. GAAP otherwise requires the recording of deferred income taxes on the anticipated repatriation of foreign earnings as recognized for financial reporting purposes. The exception permits us to not record a deferred income tax liability on foreign earnings we expect to be indefinitely reinvested in our foreign operations. The related deferred income taxes will be recorded in the period it becomes apparent we can no longer positively assert some or all the undistributed earnings will remain invested into the foreseeable future.

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

We had $5.6 million of current income tax payables associated with outstanding audit issues as of December 31, 2022. We believe there are adequate defenses against, or sufficient provisions for, the contested issues, but final resolution of contested issues could take several years while legal remedies are pursued. Consequently, we do not anticipate the ultimate resolution of audits ongoing or not yet commenced to have a material impact on our net income.

See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Income Taxes” for further discussion.

Transactions Affecting Comparability of Results of Operations

Acquisition

China Pension Joint Venture. On December 28, 2022, we finalized the acquisition of a 17.647% interest in China Construction Bank’s pension business with the Social Security Fund of China. CCBP is the first and only asset manager to be permitted to run all types of pension investment portfolios within the country. The joint venture investment is reported within the Principal International segment.

Other

Actuarial Assumption Updates. We periodically review and update actuarial assumptions that are inputs to the models for DAC and other actuarial balances and make model refinements as necessary. Assumption updates and model refinements made during the third quarter resulted in an unlocking of DAC and other actuarial balances that increased (decreased) consolidated net income attributable to Principal Financial Group, Inc. by $130.3 million and $(14.2) million for the years ended December 31, 2022 and 2021, respectively.

The following table presents the increase (decrease) to pre-tax operating earnings for each segment.

	For the year ended December 31,
	2022	2021

	(in millions)
Retirement and Income Solutions	$67.3	$(67.3)
U.S. Insurance Solutions	18.8	34.6

Reinsurance Transaction. During the second quarter of 2022, we closed a coinsurance with funds withheld reinsurance transaction with Talcott Life & Annuity Re, a limited liability company organized under the laws of the Cayman Islands and an affiliate of Talcott Resolution Life, Inc., a subsidiary of Sixth Street, pursuant to which we ceded our in-force U.S. retail fixed annuity and ULSG blocks of business. The economics of the Reinsurance Transaction were effective as of January 1, 2022.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items. The most significant impact occurs within our Principal International segment where pre-tax operating earnings were negatively impacted $21.4 million for the year ended December 31, 2022, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. This impact was calculated by comparing (a) the difference between current year results and prior year results to (b) the difference between current year results and prior year results translated using current year exchange rates for both periods. We use this approach to calculate the impact of exchange rates on all revenue and expense line items. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

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

Results of Operations

The following table presents summary consolidated financial information for the years indicated:

	For the year ended December 31,
			Increase
	2022	2021	(decrease)

	(in millions)
Revenues:
Premiums and other considerations	$5,339.7	$4,841.5	$498.2
Fees and other revenues	4,177.7	5,012.6	(834.9)
Net investment income	3,830.4	4,406.1	(575.7)
Net realized capital gains (losses)	(258.4)	2.5	(260.9)
Net realized capital gains on funds withheld assets	749.4	—	749.4
Change in fair value of funds withheld embedded derivative	3,652.8	—	3,652.8
Total revenues	17,491.6	14,262.7	3,228.9
Expenses:
Benefits, claims and settlement expenses	6,370.8	7,097.0	(726.2)
Dividends to policyholders	94.8	94.8	—
Operating expenses	4,965.9	4,987.3	(21.4)
Total expenses	11,431.5	12,179.1	(747.6)
Income before income taxes	6,060.1	2,083.6	3,976.5
Income taxes	1,207.9	326.2	881.7
Net income	4,852.2	1,757.4	3,094.8
Net income attributable to noncontrolling interest	40.6	46.8	(6.2)
Net income attributable to Principal Financial Group, Inc.	$4,811.6	$1,710.6	$3,101.0

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net Income Attributable to Principal Financial Group, Inc.

Net income attributable to Principal Financial Group, Inc. increased primarily due to the change in the fair value of the funds withheld embedded derivative.

Total Revenues

Premiums increased for the U.S. Insurance Solutions segment primarily due to a $274.7 million increase from growth in the Specialty Benefits insurance business and a $201.9 million increase in Individual Life insurance premiums, primarily related to the retrocession of ceded premiums as a result of the Reinsurance Transaction.

Fees and other revenues decreased $490.6 million for the U.S. Insurance Solutions segment primarily due to the Reinsurance Transaction. Fees and other revenues decreased $142.3 million for the Retirement and Income Solutions segment primarily resulting from declining financial markets. Fees and other revenues decreased for the Principal Global Investors segment primarily due to $79.4 million lower management fee revenue as a result of decreased average AUM and a $19.2 million decrease in performance fee revenue primarily in our real estate business.

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

Total Expenses

Benefits, claims and settlement expenses decreased $610.6 million for the U.S. Insurance Solutions segment primarily due to the Reinsurance Transaction. Benefits, claims and settlement expenses decreased $221.5 million for the Retirement and Income Solutions segment primarily due to a decrease in reserves, stemming from the impact of our exited retail fixed annuity business.

Operating expenses decreased primarily due to $157.0 million of lower incentive compensation costs and a $139.5 million decrease in amounts credited to employee accounts in a nonqualified defined contribution pension plan. Partially offsetting these decreases was $267.2 million of strategic review costs and impacts related to our exited business.

Income Taxes

The effective income tax rate increased to 20% for the year ended December 31, 2022 from 16% for the year ended December 31, 2021, primarily due to a 3% impact related to a decrease of available foreign tax credits on the U.S. taxation of international operations and a 2% impact of an increase in pre-tax income with no proportionate increase in permanent tax differences. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Income Taxes” under the caption, “Effective Income Tax Rate” for further discussion.

Results of Operations by Segment

For results of operations by segment see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 17, Segment Information.” Beginning in the second quarter of 2022, segment pre-tax operating earnings excludes amounts associated with our exited U.S. retail fixed annuity and ULSG businesses, including strategic review costs and impacts, amortization of reinsurance gain (loss), impacts to actuarial balances of reinsured businesses, net realized capital gains (losses) on funds withheld assets and the change in fair value of the funds withheld embedded derivative.

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

Net revenue is a key metric used to understand Retirement and Income Solutions earnings growth. Net revenue, which is used only at the segment level, is defined as operating revenues less benefits, claims and settlement expenses less dividends to policyholders. Net revenue from Retirement and Income Solutions – Fee is largely fee based and is impacted by changes in the equity markets and interest rates. Net revenue from Retirement and Income Solutions – Spread is primarily driven by the difference between investment income earned on the underlying general account assets and the interest rate credited to the contracts.

The following table presents the Retirement and Income Solutions segment net revenue for the years indicated:

	For the year ended December 31,
			Increase
	2022	2021	(decrease)

	(in millions)
Retirement and Income Solutions — Fee	$2,023.2	$2,037.9	$(14.7)
Retirement and Income Solutions — Spread	748.2	928.1	(179.9)
Total Retirement and Income Solutions	$2,771.4	$2,966.0	$(194.6)

Retirement and Income Solutions Segment Summary Financial Data

The following table presents certain summary financial data relating to the Retirement and Income Solutions segment for the years indicated:

	For the year ended December 31,
			Increase
	2022	2021	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$1,959.7	$1,883.6	$76.1
Fees and other revenues	1,741.4	1,897.6	(156.2)
Net investment income	2,274.1	2,728.8	(454.7)
Total operating revenues	5,975.2	6,510.0	(534.8)
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	3,203.8	3,544.0	(340.2)
Operating expenses	1,681.0	1,824.8	(143.8)
Total expenses	4,884.8	5,368.8	(484.0)
Pre-tax operating earnings	$1,090.4	$1,141.2	$(50.8)

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Pre-Tax Operating Earnings

Pre-tax operating earnings increased in our Fee business due to a decrease in operating expenses partially offset by a decrease in net revenue as described below. Pre-tax operating earnings decreased in our Spread business primarily due to a decrease in net revenue partially offset by a decrease in operating expenses as described below.

Net Revenue

Net revenue decreased in our Fee business primarily due to a $152.7 million decrease in fee revenue primarily resulting from declining financial markets and a $10.9 million decrease in variable investment income. These decreases were partially offset by a $79.1 million impact associated with actuarial assumption updates and model refinements, which were favorable in 2022 compared to unfavorable in 2021, a $46.0 million increase in revenue from our Principal Deposit Sweep program resulting from growth in the business and a $21.3 million increase associated with higher net yields. Net revenue decreased in our Spread business primarily due to a $304.4 million decrease associated with the impacts of our exited retail fixed annuity business along with a $139.0 million decrease in variable investment income. These decreases were partially offset by a $207.7 million increase associated with higher net yields and a $54.7 million impact associated with actuarial assumption updates and model refinements, which were favorable in 2022 with no corresponding impact in 2021.

Operating Expenses

Operating expenses decreased in our Fee business primarily due to a $67.6 million decrease associated with the integration of the Institutional Retirement & Trust business of Wells Fargo Bank, N.A., a $36.2 million decrease in non-deferrable commissions stemming from lower sales in commission eligible products and a $32.5 million decrease in variable compensation. These decreases were partially offset by a $26.0 million increase in staff related expenses and a $24.5 million increase in DAC amortization due to unfavorable market performance in 2022 compared to favorable in 2021. Operating expenses decreased in our Spread business primarily due to an $84.3 million impact from our exited retail fixed annuity business. The decrease was partially offset by a $22.3 million increase largely due to growth in our retained business.

Principal Global Investors Segment

Principal Global Investors Trends

Our overall AUM decreased $81.8 billion in 2022 driven by negative market performance. We continue to expand our global presence and believe we are well positioned to capture changing market conditions and client needs.

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

	December 31, 2022	December 31, 2021

	(in billions)
Principal Global Investors sourced	$241.6	$275.9
General account	63.2	98.1
Other affiliated sources	159.9	172.5
Total AUM	$464.7	$546.5

	For the year ended December 31,
	2022	2021

	(in billions)
AUM, beginning of period	$546.5	$502.1
Net cash flow	4.4	(0.5)
Market performance	(81.1)	53.3
Operations acquired (1)	18.6	—
Operations disposed (2)	(23.1)	(1.2)
Other (3)	(0.6)	(7.2)
AUM, end of period	$464.7	$546.5
(1)

Effective in the first quarter of 2022, includes the integration of Institutional Asset Advisory, which is associated with acquisition of the Institutional Retirement & Trust business of Wells Fargo Bank, N.A.

(2)	In the second quarter of 2022, $23.1 billion of Principal Global Investors managed AUM was transferred to third parties per the Reinsurance Transaction.
(3)	2021 includes the removal of $4.7 billion of AUM due to an internal definition change relating to AUM and AUA.

The following table presents certain summary financial data relating to the Principal Global Investors segment for the years indicated:

	For the year ended December 31,
			Increase
	2022	2021	(decrease)

	(in millions)
Operating revenues:
Fees and other revenues	$1,702.4	$1,824.1	$(121.7)
Net investment income	13.1	3.9	9.2
Total operating revenues	1,715.5	1,828.0	(112.5)
Expenses:
Total expenses	1,106.8	1,113.6	(6.8)

Pre‑tax operating earnings attributable to noncontrolling interest	4.7	6.0	(1.3)
Pre‑tax operating earnings	$604.0	$708.4	$(104.4)

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased primarily due to $79.4 million lower management fee revenue as a result of decreased average AUM and a $28.3 million increase in non-variable staff costs.

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

The following table presents the Principal International segment AUM rollforward for the years indicated:

	For the year ended December 31,
	2022	2021

	(in billions)
AUM, beginning of period	$152.1	$165.2
Net cash flow	(0.8)	2.0
Market performance	2.7	4.3
Effect of exchange rates	2.8	(13.7)
Operations disposed (1)	—	(1.2)
Other (2)	(0.3)	(4.5)
AUM, end of period	$156.5	$152.1
(1)	During 2021, we exited our retail investment and retirement business in India.
(2)	Includes Chile hardship withdrawals of $2.8 billion for the year ended December 31, 2021. 2021 also includes the removal of $1.7 billion of distribution only AUM since it has no impact on the Principal International segment’s future management fee revenues.

Net revenue, which is used only at the segment level, is a key metric used to understand the earnings growth for the Principal International segment. The following table presents the net revenue of the Principal International segment for the years indicated:

	For the year ended December 31,
			Increase
	2022	2021	(decrease)

	(in millions)
Net revenue	$745.4	$778.6	$(33.2)

The following table presents certain summary financial data relating to the Principal International segment for the years indicated:

	For the year ended December 31,
			Increase
	2022	2021	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$77.7	$127.5	$(49.8)
Fees and other revenues	430.8	496.8	(66.0)
Net investment income	967.4	727.5	239.9
Total operating revenues	1,475.9	1,351.8	124.1
Expenses:
Benefits, claims and settlement expenses	730.5	573.2	157.3
Operating expenses	433.6	465.6	(32.0)
Total expenses	1,164.1	1,038.8	125.3
Pre‑tax operating earnings attributable to noncontrolling interest	3.2	4.0	(0.8)
Pre‑tax operating earnings	$308.6	$309.0	$(0.4)

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Pre-Tax Operating Earnings

In Latin America pre-tax operating earnings increased $45.5 million in Brazil as a result of increased earnings from our equity method investments and $24.2 million in Chile primarily due to an increase in mandatory fees. These improvements were mostly offset by a decrease of $51.7 million in Mexico primarily due to regulatory fee reductions and $17.9 million of foreign currency headwinds.

Net Revenue

In Latin America net revenue decreased as a result of $43.3 million lower fees primarily due to regulatory fee reductions and $39.6 million of foreign currency headwinds. These decreases were partially offset by increases of $45.5 million in Brazil as a result of increased earnings from our equity method investments and $21.1 million in Chile primarily due to an increase in mandatory fees. In Asia net revenue decreased $9.8 million due to the exit of the India business in 2021 and $7.9 million primarily due to lower fees on lower average AUM in Hong Kong.

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

The following table presents the U.S. Insurance Solutions segment premium and fees for the years indicated:

	For the year ended December 31,
			Increase
	2022	2021	(decrease)

	(in millions)
Premium and fees:
Specialty Benefits insurance	$2,804.8	$2,530.3	$274.5
Individual Life insurance	934.6	1,253.8	(319.2)

The following table presents certain summary financial data relating to the U.S. Insurance Solutions segment for the years indicated:

	For the year ended December 31,
			Increase
	2022	2021	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$3,306.5	$2,830.4	$476.1
Fees and other revenues	432.3	953.5	(521.2)
Net investment income	576.1	982.7	(406.6)
Total operating revenues	4,314.9	4,766.6	(451.7)
Expenses:
Benefits, claims and settlement expenses	2,461.7	3,028.6	(566.9)
Dividends to policyholders	94.6	94.6	—
Operating expenses	1,226.9	1,172.6	54.3
Total expenses	3,783.2	4,295.8	(512.6)
Pre‑tax operating earnings	$531.7	$470.8	$60.9

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Pre-Tax Operating Earnings

Pre-tax operating earnings increased in our Specialty Benefits insurance business primarily due to $55.9 million in lower COVID-19 claims in 2022 compared to 2021, $27.6 million from strong expense management and $18.0 million due to growth in the business. Pre-tax operating earnings in our Individual Life insurance business decreased $40.7 million due to lower variable investment income and $30.3 million due to the impact associated with actuarial assumption updates and model refinements, which were less favorable in 2022 compared to 2021. These decreases were offset by $34.0 million in lower COVID-19 claims.

Operating Revenues

Premium and fees in our Specialty Benefits insurance business increased $274.5 million from growth in the business. Premium and fees decreased in our Individual Life insurance business $347.0 million primarily due to the impact of our exited ULSG business, offset by $27.8 million due to the impact associated with actuarial assumption updates and model refinements, which were favorable in 2022 compared to unfavorable in 2021.

Net investment income in our Individual Life insurance business decreased $325.9 million primarily due to the impact of our exited ULSG business and $40.7 million due to lower variable investment income.

Total Expenses

Benefits, claims and settlement expenses in our Specialty Benefits insurance business increased $168.2 million from growth in the business, partially offset by $55.9 million in lower COVID-19 claims. Benefits, claims and settlement expenses in our Individual Life insurance business decreased $676.3 million primarily due to the impact of our exited ULSG business.

Operating expenses in our Specialty Benefits business increased $88.5 million primarily due to growth in the business, offset by $27.6 million from expense management. Operating expenses in our Individual Life insurance business decreased $54.2 million primarily associated with the impact of our exited ULSG business, largely offset by an increase in DAC amortization of $47.9 million primarily due to an unfavorable impact from actuarial assumption and model refinements in the current period compared to favorable impacts in the prior year.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the years indicated:

	For the year ended December 31,
			Increase
	2022	2021	(decrease)

	(in millions)
Operating revenues:
Total operating revenues	$(6.5)	$1.8	$(8.3)
Expenses:
Total expenses	400.7	346.3	54.4
Pre‑tax operating earnings attributable to noncontrolling interest	62.2	23.5	38.7
Pre‑tax operating losses	$(469.4)	$(368.0)	$(101.4)

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Pre-Tax Operating Losses

Pre-tax operating losses increased primarily due to $82.1 million lower net investment income largely resulting from mark-to-market losses on investments and $29.5 million stranded costs associated with exited business.

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

We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised at inopportune times. For example, as of December 31, 2022, approximately $14.6 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain surrender charges and other provisions limiting early surrenders.

The following table summarizes the withdrawal characteristics of our domestic general account investment contracts as of December 31, 2022.

	Contractholder funds	Percentage
	(in millions)
Not subject to discretionary withdrawal	$15,962.2	46.3%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	9,689.3	28.1
Market value adjustments	4,302.2	12.5
Subject to discretionary withdrawal without adjustments	4,535.0	13.1
Total domestic investment contracts	$34,488.7	100.0%

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

We had the following short-term credit facilities with various financial institutions as of December 31, 2022:

	Financing			Amount
Obligor/Applicant	structure	Maturity	Capacity	outstanding (3)

			(in millions)
Principal Life (1)	Credit facility	October 2027	$800.0	$—
Principal International Chile (2)	Unsecured lines of credit		136.9	80.7
Total			$936.9	$80.7
(1)	The credit facility is supported by sixteen banks.
(2)	The unsecured lines of credit can be used for repurchase agreements or other borrowings. Each line has a maturity of less than one year.
(3)	The amount outstanding is reported in short-term debt on the consolidated statements of financial position.

The revolving credit facilities are committed and available for general corporate purposes. These credit facilities also provide 100% back-stop support for our commercial paper program, of which we had no outstanding balances as of December 31, 2022 and December 31, 2021. Most of the banks supporting the credit facilities have other relationships with us. Due to the financial strength and the strong relationships we have with these providers, we are comfortable we have very low risk the financial institutions would be unable or unwilling to fund these facilities.

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

Dividends or other distributions from Principal Life, our primary subsidiary, are limited by Iowa law. Under Iowa law, Principal Life may pay dividends or make other distributions only from the earned surplus arising from its business and must receive the prior approval of the Commissioner of Insurance of the State of Iowa (the “Commissioner”) to pay stockholder dividends or make any other distribution if such distribution would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limitations. Extraordinary dividends include those made, together with dividends and other distributions, within the preceding twelve months that exceed the greater of (i) 10% of statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year, not to exceed earned surplus. Based on statutory results for the year ended December 31, 2022, the ordinary stockholder dividend limitation for Principal Life is approximately $430.1 million in 2023.

Total stockholder dividends paid by Principal Life to its parent in 2022 were $1,425.0 million, all of which was extraordinary and approved by the Commissioner. As of December 31, 2022, we had $2,102.6 million of cash and liquid assets held in our holding companies and other subsidiaries, which is available for corporate purposes. Corporate balances held in foreign holding companies meet the indefinite reinvestment exception (see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Income Taxes”).

In 2021, total stockholder dividends paid by Principal Life to its parent were $1,250.0 million, $950.0 million of which was extraordinary and approved by the Commissioner.

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

Net cash provided by operating activities was $3,172.9 million and $3,254.4 million for the years ended December 31, 2022 and 2021, respectively. Our insurance business typically generates positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The increase in cash provided by operating activities was primarily due to fluctuations in receivables and payables associated with the timing of settlements in 2022 as compared to 2021.

Net cash provided by investing activities was $1,058.5 million for the year ended December 31, 2022, compared to net cash used in financing activities of $5,693.7 million for the year ended December 31, 2021. The increase in cash provided by investing activities was due to net sales and maturities of available-for sale securities in 2022 compared to net purchases of available-for sale securities in 2021 and decreased net purchases of mortgage loans in 2022 as compared to 2021. The portfolio changes are due in part to the Reinsurance Transaction and the associated funds withheld portfolio activity during 2022.

Net cash used in financing activities was $1,715.4 million for the year ended December 31, 2022, compared to net cash provided by financing activities of $1,921.5 million for the year ended December 31, 2021. The increase in cash used in financing activities was due to a lower net increase in banking operation deposits in 2022 as compared to 2021 and increased share repurchases in 2022 primarily related to our accelerated share repurchase programs. Additionally, we paid off $300.0 million of long-term debt that matured during the quarter ended September 30, 2022.

Guarantors and Issuers of Guaranteed Securities.  PFG has issued certain notes pursuant to transactions registered under the Securities Act of 1933. Such notes include all currently outstanding senior notes and junior subordinated notes, which are subordinated to all our senior debt (collectively, the “registered notes”). For additional information on the senior notes and junior subordinated notes, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Debt.”

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

	December 31, 2022	December 31, 2021

	(in millions)
Summary Statements of Financial Position Information:
Total investments	$320.7	$1,338.2
Cash and cash equivalents	952.0	516.4
Goodwill	618.5	618.5
Other intangibles	447.4	475.5
Other assets	385.4	385.7
Due from non-obligor subsidiaries	47.7	208.2
Total assets	2,789.5	3,593.8
Long-term debt	3,929.2	4,226.1
Other liabilities	584.6	563.6
Due to non-obligor subsidiaries	793.9	904.7
Total liabilities	5,371.1	5,741.2

	For the year ended	For the year ended
	December 31, 2022	December 31, 2021

	(in millions)
Summary Statements of Operations Information:
Total revenues	$(7.5)	$223.7
Total expenses	524.2	649.7
Net loss	(462.1)	(335.3)

Shelf Registration. On April 29, 2020, our shelf registration statement was filed with the SEC and became effective. The shelf registration replaced the shelf registration that had been in effect since May 2017. Under our current shelf registration, we have the ability to issue, in unlimited amounts, unsecured senior debt securities or subordinated debt securities, junior subordinated debt, preferred stock, common stock, warrants, depositary shares, purchase contracts and purchase units of PFG. Our wholly owned subsidiary, PFS, may guarantee, fully and unconditionally or otherwise, our obligations with respect to any non-convertible securities, other than common stock, described in the shelf registration. For information on senior notes issued from our shelf registration, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Debt.”

Short-Term Debt. For short-term debt information, see “Liquidity” and Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Debt.”

Long-Term Debt. For long-term debt information, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Debt.”

Contingent Funding Agreements for Senior Debt Issuance. For information on the contingent funding agreements, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Debt” under the caption “Contingent Funding Agreements for Senior Debt Issuance.”

Stockholders’ Equity. Proceeds from the issuance of our common stock were $181.7 million and $86.7 million in 2022 and 2021, respectively.

The following table summarizes our return of capital to common stockholders.

	For the year ended December 31,
	2022	2021

	(in millions)
Dividends to stockholders	$642.3	$654.1
Repurchase of common stock (1)	1,661.1	937.2
Total cash returned to common stockholders	$2,303.4	$1,591.3
Number of shares repurchased (1)	23.1	14.6
(1)	Includes common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.

In March 2022, we entered into an accelerated share repurchase program with a third party financial institution to repurchase $700.0 million of common stock. This program closed in June 2022. In August 2022, we entered into an accelerated share repurchase program with a third party financial institution to repurchase $400.0 million of common stock. This program closed in September 2022. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information about the share repurchase authorizations.

For additional stockholders’ equity information, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Stockholders’ Equity.”

Capitalization

The following table summarizes our capital structure:

	December 31, 2022	December 31, 2021

	($ in millions)
Debt:
Short-term debt	$80.7	$79.8
Long-term debt	3,997.0	4,280.2
Total debt	4,077.7	4,360.0

Total stockholders’ equity attributable to PFG (1)	10,001.7	16,069.4
Total capitalization	$14,079.4	$20,429.4
Debt to equity	41%	27%
Debt to capitalization	29%	21%
(1)	Decrease primarily due to change in AOCI during 2022.

Pension and OPEB Plan Funding

We have defined benefit pension plans covering substantially all of our U.S. employees and certain agents. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Employee and Agent Benefits” for a complete discussion of these plans and their effect on the consolidated financial statements.

We report the net funded status of our pension and OPEB plans in the consolidated statements of financial position. The net funded status represents the difference between the fair value of plan assets and the projected benefit obligation for pension and OPEB plans. The measurement of the net funded status can vary based upon the fluctuations in the fair value of the plan assets and the actuarial assumptions used for the plans as discussed below. The net underfunded status of the pension and OPEB obligation was $459.7 million pre-tax and $609.1 million pre-tax as of December 31, 2022 and 2021, respectively. Nonqualified pension plan assets are not included as part of the funding status mentioned above. The nonqualified pension plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The assets held in a Rabbi trust are available to satisfy the claims of general creditors only in the event of bankruptcy. Therefore, these assets are fully consolidated in our consolidated statements of financial position and are not reflected in our funded status as they do not qualify as plan assets under U.S. GAAP. The market value of assets held in these trusts was $336.7 million and $386.3 million as of December 31, 2022 and 2021, respectively.

Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contributions required under ERISA and, generally, not greater than the maximum amount that can be deducted for U.S. federal income tax purposes. We do not anticipate contributions will be needed in 2023 to satisfy the minimum funding requirements of ERISA for our qualified pension plan. We are unable to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2023 up to $70.0 million. This includes funding for both our qualified and nonqualified pension plans. We do not anticipate contributing to our OPEB plans in 2023.

Effective January 1, 2021, $656.5 million of assets in excess of the expected liability to cover the postretirement medical benefits for retirees were re-designated for non-retiree benefits. The elections were made pursuant to plan provisions which provide for assets in excess of 125% of expected liabilities to fund other benefits covered under the plans. As of December 31, 2022, $398.9 million of re-designated assets remained for non-retiree benefits.

Contractual Obligations and Contractual Commitments

We have contractual obligations identified within Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements; Note 8, Insurance Liabilities, Note 10, Debt and Note 13, Contingencies, Guarantees, Indemnifications and Leases.” As of December 31, 2022, we had no unique material cash requirements from known contractual and other obligations.

We have made commitments to fund certain limited partnerships and other funds. As of December 31, 2022, the amount of unfunded commitments was $879.4 million. We are only required to fund additional equity under these commitments when called upon to do so by the partnership or fund; therefore, these commitments are not liabilities on our consolidated statements of financial position.

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

Guarantees and Indemnifications.  As of December 31, 2022, no significant changes to guarantees and indemnifications have occurred since December 31, 2021. For guarantee and indemnification information, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 13, Contingencies, Guarantees, Indemnifications and Leases” under the caption, “Guarantees and Indemnifications.”

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

Impacts of Income Taxes

For income tax information, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Income Taxes.”

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The fair value hierarchy gives the highest priority (Level 1) to unadjusted quoted prices in active markets for identical assets or liabilities and gives the lowest priority (Level 3) to unobservable inputs. The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety considering factors specific to the asset or liability. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Fair Value Measurements” for further details, including a reconciliation of changes in Level 3 fair value measurements.

As of December 31, 2022, 43% of our net assets (liabilities) were Level 1, 54% were Level 2 and 3% were Level 3. Excluding separate account assets as of December 31, 2022, 4% of our net assets (liabilities) were Level 1, 88% were Level 2 and 8% were Level 3.

As of December 31, 2021, 46% of our net assets (liabilities) were Level 1, 53% were Level 2 and 1% were Level 3. Excluding separate account assets as of December 31, 2021, 4% of our net assets (liabilities) were Level 1, 95% were Level 2 and 1% were Level 3.

Changes in Level 3 Fair Value Measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2022, were $7,018.6 million as compared to $1,672.2 million as of December 31, 2021. The increase was primarily related to an increase in the embedded derivative related to the funds withheld agreement, an increase in manually priced private corporate credit securities and a reduction of variable annuity liabilities due to an increase in interest rates during the quarter.

Investments

We had total consolidated assets as of December 31, 2022, of $292,239.6 million, of which $95,089.3 million were invested assets. A portion of our invested assets represent funds withheld backing reserves as part of a coinsurance with funds withheld reinsurance agreement. The funds withheld assets and associated net investment income and net realized capital gains (losses) are not included in the discussions below as the investment risk is passed to the reinsurer. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 9, Reinsurance” for more information on the funds withheld assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk; therefore, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of December 31, 2022, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans.

	December 31, 2022
	Investments
	excluding	Funds
	funds withheld	withheld	Total

	(in millions)
Fixed maturities	$47,856.3	$15,794.3	$63,650.6
Equity securities	1,697.6	11.0	1,708.6
Mortgage loans	17,819.0	2,810.8	20,629.8
Real estate	2,239.7	—	2,239.7
Policy loans	784.7	—	784.7
Other investments	5,896.1	179.8	6,075.9
Total invested assets	76,293.4	18,795.9	95,089.3
Cash and cash equivalents	3,085.1	1,762.9	4,848.0
Total invested assets and cash	$79,378.5	$20,558.8	$99,937.3

	December 31, 2021
	Investments
	excluding	Funds
	funds withheld	withheld	Total

	(in millions)
Fixed maturities	$78,576.7	$—	$78,576.7
Equity securities	2,347.2	—	2,347.2
Mortgage loans	19,668.7	—	19,668.7
Real estate	2,075.4	—	2,075.4
Policy loans	759.6	—	759.6
Other investments	5,478.3	—	5,478.3
Total invested assets	108,905.9	—	108,905.9
Cash and cash equivalents	2,332.0	—	2,332.0
Total invested assets and cash	$111,237.9	$—	$111,237.9

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

	For the year ended December 31,
	2022		2021		Increase (decrease)
	Yield (1)	Amount	Yield	Amount	Yield	Amount

	($ in millions)
Fixed maturities	4.1%	$2,137.1	3.9%	$2,785.6	0.2%	$(648.5)
Equity securities	0.4	8.9	2.6	57.7	(2.2)	(48.8)
Mortgage loans - commercial	3.9	542.7	4.1	653.5	(0.2)	(110.8)
Mortgage loans - residential	6.4	229.0	5.2	136.7	1.2	92.3
Real estate	12.9	277.7	10.0	194.4	2.9	83.3
Policy loans	4.7	36.5	5.0	38.8	(0.3)	(2.3)
Cash and cash equivalents	2.1	57.4	0.2	4.3	1.9	53.1
Other investments	12.0	680.9	12.3	650.2	(0.3)	30.7
Total	4.8	3,970.2	4.4	4,521.2	0.4	(551.0)
Investment expenses	(0.2)	(139.8)	(0.1)	(115.1)	(0.1)	(24.7)
Net investment income	4.6%	$3,830.4	4.3%	$4,406.1	0.3%	$(575.7)
(1)	The 2022 yield is calculated using beginning balances adjusted for the Reinsurance Transaction.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net investment income decreased primarily due to impacts of the Reinsurance Transaction in 2022 partially offset by higher inflation-based investment returns on our Latin America average invested assets and cash.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains and losses for the years indicated.

	For the year ended
	December 31,
			Increase
	2022	2021	(decrease)

	(in millions)
Fixed maturities, available-for-sale – credit losses, including credit sales (1)	$(27.1)	$(45.2)	$18.1
Commercial mortgage loans ̶ credit losses	(31.2)	(1.3)	(29.9)
Other ̶ credit gains (losses)	(3.1)	7.7	(10.8)
Fixed maturities, available-for-sale and trading – noncredit	(145.2)	7.9	(153.1)
Derivatives and related hedge activities (2)	183.8	(114.5)	298.3
Other gains (losses)	(235.6)	147.9	(383.5)
Net realized capital gains (losses) (3)	$(258.4)	$2.5	$(260.9)
(1)	Includes credit sales, adjustments to the credit loss valuation allowance, write-offs and recoveries on available-for-sale securities.
(2)	Includes fixed maturities, trading net gains (losses) of $(16.7) million and $(5.8) million for the years ended December 31, 2022 and 2021, respectively, which are a component of the GMWB embedded derivative hedging program net realized capital gains (losses) reflected in this line.
(3)	Net realized capital gains (losses) can be volatile due to credit losses from invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net realized capital losses increased primarily due to losses on equity securities and sponsored investment funds due to equity market declines, non-credit losses on available-for-sale fixed maturities, losses on GMWB embedded derivatives, and losses on residential whole loan deconsolidation. These were partially offset by increased gains on interest rate swaps not designated as hedging instruments due to changes in interest rates, gains versus losses on currency derivatives, and increased gains on real estate asset swaps.

U.S. Investment Operations

In the following sections, we provide details about U.S. Investment Operations, excluding investments held as part of the coinsurance with funds withheld agreement. We believe the details of the composition of our investment portfolio excluding the funds withheld are most relevant to an understanding of our operations that are pertinent to investors because all funds withheld assets support obligations and liabilities relating to the Reinsurance Transaction. Guidelines are in place to ensure the investment risk associated with these fund withheld assets are appropriately managed. See Footnote 9, Reinsurance, for further information on the funds withheld assets.

Of our invested assets, $68,897.2 million were held by our U.S. operations as of December 31, 2022. Our U.S. invested assets are managed primarily by our Principal Global Investors segment. Our Investment Committee, appointed by our Board, is responsible for establishing investment policies and monitoring risk limits and tolerances. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect customers’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

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

We purchase credit default swaps to hedge certain credit exposures in our investment portfolio. We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $130.0 million and $145.0 million as of December 31, 2022 and December 31, 2021, respectively. We sell credit default swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 5, Derivative Financial Instruments” under the caption, “Credit Derivatives Sold.”

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

	Weighted average loan‑to‑value ratio		Debt service coverage ratio
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
New mortgages	50%	50%	2.3x	3.2x
Entire mortgage portfolio	46%	46%	2.5x	2.5x

We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, were $2,539.0 million and 3.9%, respectively, as of December 31, 2022, and $3,560.6 million and 3.4%, respectively, as of December 31, 2021. In addition, the amortized cost and weighted average yield of RMBS, residential collateralized mortgage obligations, and asset-backed securities - home equity with material prepayment risk were $5,546.1 million and 2.9%, respectively, as of December 31, 2022, and $7,131.1 million and 2.2%, respectively, as of December 31, 2021.

Our investment decisions and objectives are a function of the underlying risks and product profiles of each primary business operation. In addition, we diversify our product portfolio offerings to include products that contain features that will protect us against fluctuations in interest rates. Those features include adjustable crediting rates, policy surrender charges and market value adjustments on liquidations. For further information on our management of interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

Overall Composition of U.S. Invested Assets

As shown in the following table, the major categories of U.S. invested assets are fixed maturities and mortgage loans.

	December 31, 2022		December 31, 2021
	Carrying amount	% of total	Carrying amount	% of total

	($ in millions)
Fixed maturities	$44,745.4	65%	$75,553.4	74%
Equity securities	532.2	1	1,051.5	1
Mortgage loans	16,866.3	25	18,862.7	19
Real estate	2,237.4	3	2,060.6	2
Policy loans	770.2	1	745.7	1
Other investments	3,745.7	5	3,671.7	3
Total invested assets	68,897.2	100%	101,945.6	100%
Cash and cash equivalents	2,894.5		2,074.8
Total invested assets and cash	$71,791.7		$104,020.4

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities.

Fixed maturities were diversified by category of issuer, as shown in the following table for the years indicated.

	December 31, 2022		December 31, 2021
	Carrying amount	Percent of total	Carrying amount	Percent of total

	($ in millions)
U.S. government and agencies	$1,432.4	3%	$2,067.1	3%
Non-U.S. governments	400.0	1	949.5	1
States and political subdivisions	4,544.9	10	9,289.9	12
Corporate - public	15,661.4	35	23,042.1	31
Corporate - private	9,144.4	20	20,251.8	27
Residential mortgage-backed pass-through securities	2,172.3	5	3,262.7	4
Commercial mortgage-backed securities	3,861.9	9	5,556.1	7
Residential collateralized mortgage obligations	2,666.9	6	3,834.8	5
Asset-backed securities	4,861.2	11	7,299.4	10
Total fixed maturities	$44,745.4	100%	$75,553.4	100%

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 14% of total fixed maturities as of December 31, 2022, and 16% as of December 31, 2021. It is comprised of corporate and foreign government fixed maturities.

	December 31, 2022	December 31, 2021

	(in millions)
European Union	$1,547.7	$2,876.6
Australia/New Zealand	1,283.4	2,060.3
United Kingdom	1,167.4	2,079.0
Latin America	1,023.3	1,578.6
Asia-Pacific	584.7	1,364.3
Middle East and Africa	424.5	920.7
Europe, non-European Union	302.5	713.7
Other	137.3	253.7
Total	$6,470.8	$11,846.9

International fixed maturities exposure is determined by the country of risk of the obligor entity. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of December 31, 2022 and December 31, 2021, our investments in Canada totaled $982.9 million and $1,839.5 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The top 10 exposures comprised 4.8% of single-name credit fixed maturity exposures as of December 31, 2022, and 4.6% as of December 31, 2021.

Fixed Maturities Valuation and Credit Quality.  Valuation techniques for the fixed maturities portfolio vary by security type and the availability of market data. The use of different pricing techniques and their assumptions could produce different financial results. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Fair Value Measurements” for further details regarding our pricing methodology. Once prices are determined, they are reviewed by pricing analysts for reasonableness based on asset class and observable market data. Investment analysts who are familiar with specific securities review prices for reasonableness through direct interaction with external sources, review of recent trade activity or use of internal models. All fixed maturities placed on the “watch list” are periodically analyzed by investment analysts. These analysts periodically meet with the Chief Investment Officer and the Portfolio Managers to determine reasonableness of the analysts’ prices. The valuation of bonds for which a credit loss exists and there is no quoted price is typically based on relative value analysis and the present value of the future cash flows expected to be received. Although we believe these values reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other market factors involve qualitative and unobservable inputs.

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

	December 31, 2022			December 31, 2021
			Percent of			Percent of
	Amortized	Carrying	carrying	Amortized	Carrying	carrying
NAIC designation	cost	amount	amount	cost	amount	amount

	($ in millions)
1	$32,398.0	$29,011.9	65%	$46,117.2	$49,166.2	65%
2	14,143.5	12,735.3	28	20,140.8	22,094.8	29
3	2,871.9	2,656.1	6	3,909.7	4,016.5	6
4	357.0	312.1	1	245.2	242.2	—
5	15.3	14.5	—	34.4	28.9	—
6	20.2	15.5	—	3.6	4.8	—
Total fixed maturities	$49,805.9	$44,745.4	100%	$70,450.9	$75,553.4	100%

Fixed maturities included 30 securities with an amortized cost of $457.6 million, gross gains of $2.6 million, gross losses of $3.8 million and a carrying amount of $456.4 million as of December 31, 2022, that were still pending a review and assignment of a designation by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, we will always have securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent designation is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities. As of December 31, 2022, based on amortized cost, 98% of our CMBS portfolio had an NAIC designation of 1.

The following table presents our exposure by credit quality based on NAIC designations for our CMBS portfolio as of the years indicated.

	December 31, 2022		December 31, 2021
	Amortized	Carrying	Amortized	Carrying
NAIC designation	cost	amount	cost	amount

	(in millions)
1	$4,340.6	$3,801.5	$5,169.9	$5,285.8
2	70.8	55.8	169.5	176.3
3	2.2	1.9	84.2	87.4
4	3.9	2.4	5.1	5.3
5	—	—	—	—
6	0.6	0.3	1.6	1.3
Total (1)	$4,418.1	$3,861.9	$5,430.3	$5,556.1
(1)	The CMBS portfolio included agency CMBS with a $508.4 million amortized cost and a $473.0 million carrying amount as of December 31, 2022, and a $405.5 million amortized cost and a $410.3 million carrying amount as of December 31, 2021.

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

	December 31, 2022	December 31, 2021

	($ in millions)
Total fixed maturities	$44,745.4	$75,553.4
Problem fixed maturities (1)	$20.9	$20.5
Potential problem fixed maturities	21.8	5.7
Total problem, potential problem and restructured fixed maturities	$42.7	$26.2
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	0.10%	0.03%
(1)	The problem fixed maturities carrying amount is net of the credit loss valuation allowance.

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

The net realized loss relating to the change in the allowance for credit loss and credit related sales of fixed maturities was $29.7 million and $34.7 million for the years ended December 31, 2022 and 2021, respectively.

Fixed Maturities Available-for-Sale

The following tables present our fixed maturities available-for-sale by industry category, as of the years indicated.

	December 31, 2022
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount

	(in millions)
Finance — Banking	$2,396.8	$3.7	$234.6	$—	$2,165.9
Finance — Brokerage	667.3	1.6	88.4	—	580.5
Finance — Finance Companies	338.6	—	61.9	—	276.7
Finance — Financial Other	1,120.5	1.5	162.6	—	959.4
Finance — Insurance	1,882.8	27.2	190.9	—	1,719.1
Finance — Real estate investment trusts (“REITs”)	1,785.4	0.4	237.6	—	1,548.2
Industrial — Basic Industry	1,220.6	10.6	116.7	—	1,114.5
Industrial — Capital Goods	1,518.7	5.5	158.5	—	1,365.7
Industrial — Communications	2,286.8	47.4	219.1	—	2,115.1
Industrial — Consumer Cyclical	1,216.9	5.5	135.0	—	1,087.4
Industrial — Consumer Non-Cyclical	3,329.2	15.4	292.9	—	3,051.7
Industrial — Energy	1,872.0	39.9	159.2	—	1,752.7
Industrial — Other	807.9	0.7	65.9	—	742.7
Industrial — Technology	1,392.8	2.6	153.1	—	1,242.3
Industrial — Transportation	1,637.0	5.4	176.2	—	1,466.2
Utility — Electric	2,886.8	17.8	382.2	—	2,522.4
Utility — Natural Gas	389.3	0.7	58.9	—	331.1
Utility — Other	359.8	—	66.3	—	293.5
Government guaranteed	171.8	10.3	13.3	—	168.8
Total corporate securities	27,281.0	196.2	2,973.3	—	24,503.9

Residential mortgage-backed pass-through securities	2,348.8	5.8	187.6	—	2,167.0
Commercial mortgage-backed securities	4,334.7	—	556.2	—	3,778.5
Residential collateralized mortgage obligations	3,113.8	2.6	451.8	0.1	2,664.5
Asset-backed securities — Home equity (1)	73.5	1.6	2.9	—	72.2
Asset-backed securities — All other	1,662.1	—	125.2	—	1,536.9
Collateralized debt obligations — Credit	16.8	—	5.2	—	11.6
Collateralized debt obligations — CMBS	—	0.3	—	—	0.3
Collateralized debt obligations — Loans	3,264.7	1.1	108.9	—	3,156.9
Total mortgage-backed and other asset-backed securities	14,814.4	11.4	1,437.8	0.1	13,387.9

U.S. government and agencies	1,443.9	0.1	90.2	—	1,353.8
States and political subdivisions	5,281.8	9.8	751.4	—	4,540.2
Non-U.S. governments	423.0	18.8	44.0	—	397.8
Total fixed maturities, available-for-sale	$49,244.1	$236.3	$5,296.7	$0.1	$44,183.6
(1)	This exposure is all related to sub-prime mortgage loans.

	December 31, 2021
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount

	(in millions)
Finance — Banking	$4,746.3	$333.3	$15.2	$—	$5,064.4
Finance — Brokerage	798.8	78.9	5.6	—	872.1
Finance — Finance Companies	524.9	24.8	0.7	—	549.0
Finance — Financial Other	987.4	36.5	1.1	—	1,022.8
Finance — Insurance	2,845.8	400.5	6.7	—	3,239.6
Finance — REITs	2,260.1	148.0	4.8	—	2,403.3
Industrial — Basic Industry	1,794.6	170.7	3.5	—	1,961.8
Industrial — Capital Goods	2,299.1	205.6	8.8	—	2,495.9
Industrial — Communications	3,140.3	407.0	10.6	—	3,536.7
Industrial — Consumer Cyclical	1,905.8	99.8	11.3	—	1,994.3
Industrial — Consumer Non-Cyclical	4,684.6	500.7	13.8	—	5,171.5
Industrial — Energy	2,669.8	335.6	7.1	—	2,998.3
Industrial — Other	760.6	44.5	0.7	—	804.4
Industrial — Technology	2,629.8	207.2	9.6	4.5	2,822.9
Industrial — Transportation	2,119.5	193.3	2.7	—	2,310.1
Utility — Electric	3,970.7	434.2	18.2	—	4,386.7
Utility — Natural Gas	644.6	72.4	2.8	—	714.2
Utility — Other	447.7	29.8	4.2	—	473.3
Government guaranteed	256.1	39.5	0.1	—	295.5
Total corporate securities	39,486.5	3,762.3	127.5	4.5	43,116.8

Residential mortgage-backed pass-through securities	3,113.1	59.0	26.8	—	3,145.3
Commercial mortgage-backed securities	5,404.7	157.0	30.9	0.3	5,530.5
Residential collateralized mortgage obligations	3,781.5	92.4	39.1	—	3,834.8
Asset-backed securities — Home equity (1)	119.1	12.0	0.1	0.1	130.9
Asset-backed securities — All other	3,585.7	26.7	19.2	—	3,593.2
Collateralized debt obligations — Credit	16.8	—	5.1	—	11.7
Collateralized debt obligations — CMBS	—	0.9	—	—	0.9
Collateralized debt obligations — Loans	3,547.9	3.6	4.5	—	3,547.0
Total mortgage-backed and other asset-backed securities	19,568.8	351.6	125.7	0.4	19,794.3

U.S. government and agencies	1,957.7	146.3	37.4	—	2,066.6
States and political subdivisions	8,272.0	1,029.0	16.6	—	9,284.4
Non-U.S. governments	821.6	127.5	2.1	—	947.0
Total fixed maturities, available-for-sale	$70,106.6	$5,416.7	$309.3	$4.9	$75,209.1
(1)	This exposure is all related to sub-prime mortgage loans.

Of the $5,296.7 million in gross unrealized losses as of December 31, 2022, $9.3 million in losses were attributed to securities scheduled to mature in one year or less, $316.9 million attributed to securities scheduled to mature between one to five years, $1,017.9 million attributed to securities scheduled to mature between five to ten years, $2,514.8 million attributed to securities scheduled to mature after ten years and $1,437.8 million related to mortgage-backed and other ABS that are not classified by maturity year. As of December 31, 2022, we were in a $5,060.4 million net unrealized loss position as compared to a $5,107.4 million net unrealized gain position as of December 31, 2021. The $10,167.8 million increase in net unrealized losses for the year ended December 31, 2022, can be attributed to an increase in interest rates and widening of credit spreads.

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

The following table presents our fixed maturities available-for-sale by investment grade and below investment grade as of the years indicated.

	December 31, 2022					December 31, 2021
		Gross	Gross	Allowance			Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount	cost	gains	losses	loss	amount

	(in millions)
Investment grade:
Public	$37,338.9	$217.2	$3,951.8	$0.1	$33,604.2	$41,401.6	$4,000.6	$179.3	$0.2	$45,222.7
Private	8,752.7	11.2	1,070.8	—	7,693.1	24,557.3	1,276.7	94.8	—	25,739.2
Below investment grade:
Public	1,728.2	5.5	245.3	—	1,488.4	1,428.4	90.8	8.9	—	1,510.3
Private	1,424.3	2.4	28.8	—	1,397.9	2,719.3	48.6	26.3	4.7	2,736.9
Total fixed maturities, available-for-sale	$49,244.1	$236.3	$5,296.7	$0.1	$44,183.6	$70,106.6	$5,416.7	$309.3	$4.9	$75,209.1

Included in the public category as of December 31, 2022 and December 31, 2021, were $10.8 billion and $18.3 billion, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

The following tables present the fair value and the gross unrealized losses on our fixed maturities available-for-sale for which an allowance for credit loss has not been recorded by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2022 and December 31, 2021, respectively.

	December 31, 2022
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$1,142.3	$48.4	$181.5	$41.8	$1,323.8	$90.2
Non-U.S. governments	253.1	38.1	17.2	6.1	270.3	44.2
States and political subdivisions	3,703.9	625.8	382.6	125.6	4,086.5	751.4
Corporate	18,548.4	2,352.8	2,407.8	620.4	20,956.2	2,973.2
Residential mortgage-backed pass-through securities	1,149.9	88.7	573.5	104.5	1,723.4	193.2
Commercial mortgage-backed securities	2,720.5	352.4	986.6	201.8	3,707.1	554.2
Collateralized debt obligations (2)	1,813.1	63.9	1,207.2	50.1	3,020.3	114.0
Other debt obligations	1,976.3	197.6	1,895.6	377.0	3,871.9	574.6
Total fixed maturities, available-for-sale	$31,307.5	$3,767.7	$7,652.0	$1,527.3	$38,959.5	$5,295.0

(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

	December 31, 2021
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$129.3	$3.4	$482.9	$34.0	$612.2	$37.4
Non-U.S. governments	57.5	2.0	—	—	57.5	2.0
States and political subdivisions	687.8	10.5	102.3	6.1	790.1	16.6
Corporate	4,557.7	59.3	1,262.9	67.8	5,820.6	127.1
Residential mortgage-backed pass-through securities	1,562.6	20.6	194.9	6.3	1,757.5	26.9
Commercial mortgage-backed securities	1,293.3	15.5	289.8	15.3	1,583.1	30.8
Collateralized debt obligations (2)	1,592.5	2.8	424.4	6.7	2,016.9	9.5
Other debt obligations	3,949.9	49.4	211.0	9.0	4,160.9	58.4
Total fixed maturities, available-for-sale	$13,830.6	$163.5	$2,968.2	$145.2	$16,798.8	$308.7
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

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

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 26% and 23% of our commercial mortgage loan portfolio before valuation allowance as of December 31, 2022 and December 31, 2021, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The typical borrower in our commercial mortgage loan portfolio is a single purpose entity or single asset entity. As of December 31, 2022 and December 31, 2021, the total number of commercial mortgage loans outstanding were 656 and 750, of which 43% and 41% were for loans with principal balances less than $10.0 million as of December 31, 2022 and December 31, 2021, respectively. The average loan size of our commercial mortgage portfolio was $20.7 million and $21.3 million as of December 31, 2022 and December 31, 2021, respectively.

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

We had two problem commercial mortgage loans with a carrying amount of $43.8 million for which we had a valuation allowance of $28.3 million as of December 31, 2022. We also had one problem commercial mortgage loan with a carrying amount of $8.8 million for which we also had a valuation allowance of $8.8 million as of December 31, 2021.

	December 31, 2022	December 31, 2021

	($ in millions)

Total commercial mortgage loans	$13,487.5	$15,920.1
Restructured problem commercial mortgage loans	15.5	—
Total problem, potential problem and restructured commercial mortgage loans	$15.5	$—
Total problem, potential problem and restructured commercial mortgage loans as a percent of total commercial mortgage loans	0.11%	—%

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

Real Estate

Real estate consists primarily of commercial equity real estate. As of December 31, 2022 and December 31, 2021, the carrying amount of our equity real estate investment was $2,237.4 million and $2,060.6 million, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale. The carrying value of real estate held for investment is generally adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized capital losses in our consolidated results of operations. No such impairment adjustments were recorded for the year ended December 31, 2022 or for the year ended December 31, 2021.

Once we identify a real estate property to be sold and it is probable that it will be sold, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. The valuation allowance did not change for the year ended December 31, 2022 or for the year ended December 31, 2021.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country. As of December 31, 2022, our largest equity real estate portfolio concentration was in the Pacific (44%) region of the United States. By property type, our largest concentrations were in Apartments (36%) and Industrial (32%) as of December 31, 2022.

Other Investments

Our other investments totaled $3,745.7 million as of December 31, 2022, compared to $3,671.7 million as of December 31, 2021. Other investments include interests in unconsolidated entities, which include real estate properties owned jointly with venture partners and operated by the partners; sponsored investment funds; the cash surrender value of company owned and trust owned life insurance; derivative assets and other investments.

International Investment Operations

Of our invested assets, $7,396.2 million were held by our Principal International segment as of December 31, 2022. The assets are primarily managed by the local Principal International affiliate. Due to the regulatory constraints in each location, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets is fixed maturities. The following table excludes invested assets of the separate accounts.

	December 31, 2022		December 31, 2021
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total

	($ in millions)
Fixed maturities	$3,110.9	42%	$3,023.3	43%
Equity securities	1,165.4	16	1,295.7	20
Mortgage loans	952.7	13	806.0	11
Real estate	2.3	—	14.8	—
Policy loans	14.5	—	13.9	—
Other investments:
Direct financing leases	664.4	9	609.5	9
Investment in unconsolidated operating entities	1,046.2	14	849.9	12
Derivative assets and other investments	439.8	6	347.2	5
Total invested assets	7,396.2	100%	6,960.3	100%
Cash and cash equivalents	190.6		257.2
Total invested assets and cash	$7,586.8		$7,217.5

Regulations in certain locations require investment in the funds we manage. These required regulatory investments are classified as equity securities within our consolidated statements of financial position, with all mark-to-market changes reflected in net investment income. Our investment is primarily dictated by client activity and all investment performance is retained by us.

Item 7A Quantitative and Qualitative Disclosures About Market Risk

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

On January 1, 2023, we will adopt authoritative guidance that will update certain requirements in the accounting for long-duration insurance and annuity contracts. This guidance will change the way we calculate the liability for future policy benefits on traditional and limited-payment contracts, will result in measuring MRB assets and liabilities at fair value and will change the amortization method used for DAC and other actuarial balances. As such, the way in which interest rate risk impacts our operations will change after this guidance is adopted.

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

In addition, we have implemented, or may implement at any time, reinsurance transactions utilizing affiliated reinsurers and highly rated third parties to finance a portion of the statutory reserves for our term life insurance policies, universal life insurance policies with secondary guarantees and Closed Block life insurance policies. We calculate an economic reserve, which represents an estimate of our liability associated with these contracts. The excess of the required statutory reserve over the economic reserve is secured by financing provided by highly rated third parties. The long-term interest rate assumption is a key input in the calculation of the economic reserve. A reduction in our long-term interest rate assumption would reduce the portion of the statutory reserve that can be financed through affiliated reinsurers, thus increasing the amount of invested assets we must maintain to support statutory reserves. For additional information, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 16, Statutory Insurance Financial Information.”

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
A reduction in the fair value of intangible assets in our reporting units, potentially leading to an impairment of goodwill or other intangible assets

We estimate a hypothetical 100 basis point immediate, parallel decrease in U.S. interest rates would impact segment pre-tax operating earnings between (1)% and 1% over the next 12 months excluding the impact of any potential unlocking of our DAC asset and other actuarial balances. This estimate reflects the impact of routine management actions in response to changes in interest rates, such as reducing the interest rates we credit on contractholder account balances, but does not reflect the impact of other actions management may consider, such as curtailing sales of certain products.

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

Guaranteed Minimum Interest Rate Exposure.  The following table provides detail on the differences between the interest rates being credited to contractholders as of December 31, 2022, and the respective guaranteed minimum interest rates (“GMIRs”). Amounts for contracts without significant fee revenues such as GICs, funding agreements, retail fixed income annuities and guaranteed pension contracts are excluded. Additionally, amounts for contracts that are reinsured as part of the Reinsurance Transaction are also excluded. Account values are broken down by GMIR level within the Retirement and Income Solutions and U.S. Insurance Solutions segments.

	Account values (1)
		Excess of crediting rates over GMIR:
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total

	($ in millions)
Guaranteed minimum interest rate
Retirement and Income Solutions
Up to 1.00%	$36.9	$24.8	$1,188.9	$307.8	$364.9	$1,923.3
1.01% ‑ 2.00%	3.6	549.9	6,090.3	1,477.0	9.4	8,130.2
2.01% ‑ 3.00%	346.9	0.1	—	0.1	—	347.1
3.01% ‑ 4.00%	7.8	—	—	—	—	7.8
4.01% and above	18.8	—	—	—	—	18.8
Subtotal	414.0	574.8	7,279.2	1,784.9	374.3	10,427.2

U.S. Insurance Solutions
Up to 1.00%	—	8.4	10.1	—	0.7	19.2
1.01% ‑ 2.00%	—	—	3.8	257.4	155.0	416.2
2.01% ‑ 3.00%	66.6	191.8	187.5	60.0	0.4	506.3
3.01% ‑ 4.00%	1,645.9	33.6	21.8	22.6	3.2	1,727.1
4.01% and above	40.6	10.1	3.4	1.6	—	55.7
Subtotal	1,753.1	243.9	226.6	341.6	159.3	2,724.5

Total	$2,167.1	$818.7	$7,505.8	$2,126.5	$533.6	$13,151.7
Percentage of total	16.4%	6.2%	57.1%	16.2%	4.1%	100.0%
(1)	Includes only the account values, net of policy loans, for products with GMIRs and discretionary crediting rates.

In addition to the domestic account values shown in the table above, Principal International had $577.6 million of account values with GMIRs in Brazil as of December 31, 2022. The Brazil amount includes account values from an equity method subsidiary, adjusted to reflect the proportion of the subsidiary’s results reflected in our net income. Our liabilities in Principal International are generally denominated in the functional currency of the location of operation. The pattern of interest rate movements in our international operations will likely differ from the pattern of interest rate movements in the U.S.

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

We estimate a hypothetical 100 basis point immediate, parallel increase in interest rates would reduce the net reported fair value of our financial assets and derivatives by $2,844.2 million as of December 31, 2022, compared to $5,479.7 million as of December 31, 2021. This estimate only reflects the change in fair value for financial assets and derivatives reported at fair value on our consolidated statements of financial position. Assets and liabilities not reported at fair value on our consolidated statements of financial position – including mortgage loans, liabilities relating to insurance contracts, investment contracts, debt and bank deposits – are excluded from this sensitivity analysis. We believe the excluded liability items would economically serve as a partial offset to the net interest rate risk of the financial instruments included in the sensitivity analysis. Separate account assets and liabilities are also excluded from this estimate, as any interest rate risk is borne by the holder of the separate account. Assets backing reserves as part of a coinsurance with funds withheld agreement are excluded from this estimate, as any interest rate risk is passed to the reinsurer. For more information on fair value measurements, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Fair Value Measurements.”

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

Our net estimated potential loss in fair value as of December 31, 2022, decreased $2,635.5 million from December 31, 2021, primarily due to the Reinsurance Transaction.

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

●	Retirement Business Stable Cash Flows — For stable and predictable cash flow liabilities, such as pension risk transfer, WSRS, and investment only, we use investment strategy and hedges to tightly align the cash flow run off of these asset and liability cash flows. Immunization analysis is also utilized in the management of interest rate risk.
●	U.S. Insurance Stable Cash Flows — Our insurance businesses in many instances contain long-term guarantees with stable and predictable liability cash flows and recurring premiums. We manage the interest rate risk through investment strategy, product crediting rates and analyzing duration and embedded value sensitivity.
●	Principal International — Our international businesses operate within local regulations and financial market conditions (e.g., derivative markets, assets available) to achieve similar asset and liability cash flow management objectives. In locations with a limited availability of long-dated assets and derivative markets, the duration gap is managed to risk tolerances specific to each location.

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

The plan fiduciaries use a Dynamic Asset Allocation strategy for our qualified defined benefit pension plan, which strategically allocates an increasing portion of the assets of the pension plan to fixed income securities as the funding status improves. The intended purpose of using the Dynamic Asset Allocation strategy is that the expected change in the value of the plan assets and the change in pension benefit obligation due to market movements are more likely to have more correlation versus a static allocation of assets between categories. For more information see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefit Plans” and Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Employee and Agent Benefits.”

Use of Derivatives to Manage Interest Rate Risk.  We use or have used various derivative financial instruments to manage our exposure to fluctuations in interest rates, including interest rate swaps, interest rate options, to be announced (“TBA”) forwards, bond forwards, treasury forwards, swaptions and futures. We use interest rate swaps, treasury forwards and futures contracts to hedge against changes in the value of the GMWB liability. We use interest rate swaps and have used TBA forwards primarily to more closely match the interest rate characteristics of assets and liabilities. They can be used to change the sensitivity to the interest rate of specific assets and liabilities as well as an entire portfolio. We use bond forwards to fix the purchase price of a bond at a specified date in the future. We use interest rate options to manage prepayment risks in our assets and minimum guaranteed interest rates and lapse risks in our liabilities. We have purchased swaptions to hedge interest rate exposure for certain assets and liabilities.

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

We estimate as of December 31, 2022, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency-denominated instruments identified above because we effectively hedge foreign currency-denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2021. However, fluctuations in foreign currency exchange rates do affect the translation of segment pre-tax operating earnings and equity of our international operations into our consolidated financial statements.

For our Principal International segment, we estimate a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $310.2 million, or 10.0%, reduction in the total equity excluding noncontrolling interests of our international operations as of December 31, 2022, as compared to an estimated $302.9 million, or 10.0%, reduction as of December 31, 2021. We estimate a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $37.8 million, or 12.0%, reduction in segment pre-tax operating earnings of our international operations for the year ended December 31, 2022, as compared to an estimated $38.5 million, or 12.0%, reduction for the year ended December 31, 2021.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk.  The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. We did not have currency swap agreements associated with foreign-denominated liabilities as of December 31, 2022 and December 31, 2021. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $1,389.8 million and $958.9 million as of December 31, 2022 and December 31, 2021, respectively.

With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our Principal International operations had currency swaps with a notional amount of $244.9 million and $283.8 million as of December 31, 2022 and December 31, 2021, respectively. Our Principal International operations also utilized currency forwards with a notional amount of $672.5 million and $721.7 million as of December 31, 2022 and December 31, 2021, respectively.

We use currency forwards to hedge certain foreign-denominated real estate funds in our domestic operations and net equity investments in our foreign operations, including certain sponsored investment funds. We held currency forwards with a notional amount of $450.6 million and $321.9 million as of December 31, 2022 and December 31, 2021, respectively. We have used currency options to hedge currency risk associated with expected cash flows from our foreign operations. No currency options were utilized as of December 31, 2022 or December 31, 2021.

Equity Risk

Equity risk is the risk we will incur economic losses due to adverse fluctuations in equity markets. As of December 31, 2022 and December 31, 2021, the fair value of our equity securities was $1,708.6 million and $2,347.2 million, respectively. We estimate a 10% decline in the prices of the equity securities would result in a decline in fair value of our equity securities of $170.9 million as of December 31, 2022, as compared to a decline in fair value of our equity securities of $234.7 million as of December 31, 2021.

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

Separate and distinct from our equity risk associated with a decline in the S&P index, we also have equity risk associated with certain alternative investments. These investments are comprised of several asset categories (including hedge funds, private equity, infrastructure and direct lending) that provide an attractive asset match to our long-dated liabilities and create diversification benefits to our fixed income investments. The risk profile of these investments is actively monitored by our Investment Committee and our corporate risk management function. Changes in the value of these investments will impact earnings. We estimate an immediate 10% decline in the value of those assets, followed by a 2% per quarter increase would reduce our annual segment pre-tax operating earnings by less than 8%. This estimate excludes the impact of any potential unlocking of our DAC asset and other actuarial balances. The selection of a 10% unfavorable change in the value of those assets should not be construed as a prediction of future market events, but rather as an illustration of the potential impact of such a decline in value of those assets.

Use of Derivatives to Manage Equity Risk.  We economically hedge the universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product’s profile or selling options to offset existing exposures. We economically hedged the GMWB exposure, which includes interest rate risk and equity risk, using futures, options, treasury forwards and interest rate swaps with notional amounts of $1,451.6 million, $1,400.7 million, $4,280.1 million, and $1,818.0 million, respectively, as of December 31, 2022, and notional amounts of $1,924.9 million, $1,699.6 million, $2,181.6 million, and $4,577.1 million, respectively, as of December 31, 2021. The fair value of both the GMWB embedded derivative and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Principal Financial Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Principal Financial Group, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Principal Financial Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 16, 2023, expressed an unqualified opinion thereon.

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
Des Moines, Iowa February 16, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Principal Financial Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Principal Financial Group, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2023, expressed an unqualified opinion thereon.

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

Deferred acquisition cost amortization based on estimated gross profits
Description of the Matter

At December 31, 2022, the Company’s deferred acquisition costs totaled $4.7 billion.  As discussed in Note 1 of the consolidated financial statements, the carrying amount of the deferred acquisition costs is the total of costs deferred less amortization for which a significant portion of the amortization is calculated in relation to the present value of estimated gross profits. There is significant uncertainty inherent in calculating estimated gross profits as the calculation is sensitive to management’s best estimate of assumptions such as mortality, lapses, equity returns, general account investment yields and expenses.  Management’s assumptions are adjusted, also known as unlocking, based on actual policyholder behavior and market experience and projecting for expected trends.  The unlocking results in amortization being recalculated using the new assumptions for estimated gross profits, resulting either in additional or less cumulative amortization expense.

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

Valuation of investments in securities
Description of the Matter

A subset of the Company’s $63.7 billion fixed-income securities portfolio exhibits higher estimation uncertainty when determining fair value. The fixed-income securities, which include bonds, asset-backed securities, redeemable preferred stock and certain non-redeemable preferred securities, are classified as either available-for-sale or trading and, accordingly, are carried at fair value in the consolidated statements of financial position. As discussed in Note 15 of the consolidated financial statements, for certain securities the Company obtains prices from third party pricing vendors, a subset of which exhibit higher estimation uncertainty given the characteristics of the security. In addition, the Company uses a matrix priced internal model to develop the fair value for a subset of corporate bonds. The fair value is developed using a risk spread which creates higher estimation uncertainty.

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

Accounting for Reinsurance of U.S. retail fixed annuity and universal life insurance with secondary guarantee (“ULSG”) blocks of business
Description of the Matter

As discussed in Note 1 to the consolidated financial statements, in May 2022, the Company entered into a series of agreements (referred to as the "Reinsurance Transaction") to transfer substantially all of the US Retail fixed annuity and ULSG blocks of business with an effective date of January 1, 2022 to Talcott Life and Annuity Re. A portion of the Reinsurance Transaction is accounted for using deposit accounting and comprises a significant portion of the $7.9 billion deposit asset as of December 31, 2022, with the remainder accounted for as reinsurance and comprises a significant portion of the $14.1 billion reinsurance recoverable as of December 31, 2022.   The Company retained the portfolio of assets relating to the underlying policies in funds withheld segregated accounts, which is comprised of fixed maturity securities, equity securities, mortgage loans, accrued interest, other assets and cash and cash equivalents. The Company recorded a funds withheld payable of $20.4 billion as of December 31, 2022, which was net of an $3.7 billion embedded derivative asset, the fair value of which is estimated based on the change in fair value of the assets supporting the funds withheld liability. The Company also recorded a cost of reinsurance asset for this transaction that is included within the Premiums due and other receivables line item, that will be amortized over the remaining life of the underlying business reinsured.

Auditing the Reinsurance Transaction was complex due to multiple elements of the transaction including the assessment of risk transfer of the agreements and the separate lines of business, determination of the cost of reinsurance asset, accounting for the embedded derivative and recording of the deposit asset and reinsurance recoverable amounts.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls over the reinsurance agreement process including, among others, controls related to the evaluation of risk transfer, the determination of the cost of reinsurance, the accounting for the funds withheld liability and the calculation of the related embedded derivative, and the recognition of the deposit asset and reinsurance recoverable amounts.

Our audit procedures included, among others, assessing the terms of the agreements with Talcott Life & Annuity Re, evaluating management’s risk transfer conclusion, testing the calculation of the cost of reinsurance, related amortization, and related embedded derivative, reconciling the funds withheld liability to the investment portfolio which we value and confirm and reconciling the deposit asset and reinsurance recoverable to the recorded reserves based on the terms of the reinsurance agreement.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1967.
Des Moines, Iowa February 16, 2023

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	December 31,	December 31,
	2022	2021

	(in millions)
Assets
Fixed maturities, available-for-sale	$62,889.9	$78,154.5
Fixed maturities, trading	760.7	422.2
Equity securities (2022 and 2021 include $740.0 million and $783.7 million related to consolidated variable interest entities)	1,708.6	2,347.2
Mortgage loans (2022 and 2021 include $1,179.7 million and $1,260.1 million related to consolidated variable interest entities)	20,629.8	19,668.7
Real estate (2022 and 2021 include $649.0 million and $672.0 million related to consolidated variable interest entities)	2,239.7	2,075.4
Policy loans	784.7	759.6
Other investments (2022 and 2021 include $375.9 million and $522.8 million related to consolidated variable interest entities)	6,075.9	5,478.3
Total investments	95,089.3	108,905.9
Cash and cash equivalents (2022 and 2021 include $32.4 million and $49.6 million related to consolidated variable interest entities)	4,848.0	2,332.0
Accrued investment income	742.1	695.8
Reinsurance recoverable and deposit receivable	22,029.6	1,186.5
Premiums due and other receivables	4,283.3	655.9
Deferred acquisition costs	4,686.9	3,757.5
Property and equipment	996.1	1,038.0
Goodwill	1,598.2	1,627.6
Other intangibles	1,533.3	1,600.6
Separate account assets (2022 and 2021 include $34,193.8 million and $33,957.7 million related to consolidated variable interest entities)	155,375.1	182,345.4
Other assets	1,057.7	512.0
Total assets	$292,239.6	$304,657.2
Liabilities
Contractholder funds (2022 and 2021 include $334.0 million and $344.0 million related to consolidated variable interest entities)	$42,777.3	$43,598.0
Future policy benefits and claims	44,874.9	43,948.1
Other policyholder funds	1,010.5	1,071.0
Short-term debt	80.7	79.8
Long-term debt	3,997.0	4,280.2
Income taxes currently payable	19.2	15.5
Deferred income taxes	1,206.8	2,320.2
Separate account liabilities (2022 and 2021 include $34,193.8 million and $33,957.7 million related to consolidated variable interest entities)	155,375.1	182,345.4
Funds withheld payable	20,436.1	—
Other liabilities (2022 and 2021 include $86.8 million and $58.7 million related to consolidated variable interest entities)	12,157.2	10,540.7
Total liabilities	281,934.8	288,198.9

Redeemable noncontrolling interest (2022 and 2021 include $235.3 million and $304.0 million related to consolidated variable interest entities)	262.0	332.5

Stockholders’ equity
Common stock, par value $0.01 per share; 2,500.0 million shares authorized; 489.8 million and 484.9 million shares issued as of 2022 and 2021; 243.5 million and 261.7 million shares outstanding as of 2022 and 2021	4.9	4.8
Additional paid-in capital	10,740.4	10,495.0
Retained earnings	17,042.3	12,884.5
Accumulated other comprehensive income (loss)	(7,199.0)	1,610.9
Treasury stock, at cost (246.3 million and 223.2 million shares as of 2022 and 2021)	(10,586.9)	(8,925.8)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	10,001.7	16,069.4
Noncontrolling interest	41.1	56.4
Total stockholders’ equity	10,042.8	16,125.8
Total liabilities and stockholders’ equity	$292,239.6	$304,657.2

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

	For the year ended December 31,
	2022	2021	2020

	(in millions, except per share data)
Revenues
Premiums and other considerations	$5,339.7	$4,841.5	$6,037.4
Fees and other revenues	4,177.7	5,012.6	4,511.1
Net investment income	3,830.4	4,406.1	3,890.6
Net realized capital gains (losses) (1)	(258.4)	2.5	302.6
Net realized capital gains on funds withheld assets (1)	749.4	—	—
Change in fair value of funds withheld embedded derivative	3,652.8	—	—
Total revenues	17,491.6	14,262.7	14,741.7
Expenses
Benefits, claims and settlement expenses	6,370.8	7,097.0	8,281.5
Dividends to policyholders	94.8	94.8	120.2
Operating expenses	4,965.9	4,987.3	4,646.5
Total expenses	11,431.5	12,179.1	13,048.2
Income before income taxes	6,060.1	2,083.6	1,693.5
Income taxes	1,207.9	326.2	265.0
Net income	4,852.2	1,757.4	1,428.5
Net income attributable to noncontrolling interest	40.6	46.8	32.7
Net income attributable to Principal Financial Group, Inc.	$4,811.6	$1,710.6	$1,395.8

Earnings per common share
Basic earnings per common share	$19.16	$6.36	$5.08

Diluted earnings per common share	$18.85	$6.27	$5.05
(1)	Includes realized and unrealized gains (losses). See Note 4, Investments, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Comprehensive Income

	For the year ended December 31,
	2022	2021	2020

	(in millions)
Net income	$4,852.2	$1,757.4	$1,428.5
Other comprehensive income (loss), net:
Net unrealized gains (losses) on available-for-sale securities	(8,988.9)	(670.9)	1,376.5
Net unrealized gains (losses) on derivative instruments	(19.9)	33.6	(35.2)
Foreign currency translation adjustment	(22.9)	(254.2)	30.6
Net unrecognized postretirement benefit obligation	90.6	115.8	(24.9)
Other comprehensive income (loss)	(8,941.1)	(775.7)	1,347.0
Comprehensive income (loss)	(4,088.9)	981.7	2,775.5
Comprehensive income attributable to noncontrolling interest	41.2	43.3	34.5
Comprehensive income (loss) attributable to Principal Financial Group, Inc.	$(4,130.1)	$938.4	$2,741.0

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders’
	stock	capital	earnings	income (loss)	stock	interest	equity

	(in millions)
Balances as of January 1, 2020	$4.8	$10,182.6	$11,074.3	$1,037.9	$(7,681.6)	$67.8	$14,685.8
Common stock issued	—	42.8	—	—	—	—	42.8
Stock-based compensation	—	96.3	(9.2)	—	—	—	87.1
Treasury stock acquired, common	—	—	—	—	(307.0)	—	(307.0)
Dividends to common stockholders	—	—	(614.5)	—	—	—	(614.5)
Distributions to noncontrolling interest	—	—	—	—	—	(40.3)	(40.3)
Contributions from noncontrolling interest	—	—	—	—	—	6.0	6.0
Purchase of subsidiary shares from noncontrolling interest (1)	—	—	—	—	—	(1.4)	(1.4)
Adjustments to redemption amount of redeemable noncontrolling interest	—	(0.1)	—	—	—	(0.1)	(0.2)
Effects of implementation of accounting change related to credit losses, net	—	—	(8.4)	—	—	—	(8.4)
Net income (1)	—	—	1,395.8	—	—	25.2	1,421.0
Other comprehensive income (1)	—	—	—	1,345.2	—	1.2	1,346.4
Balances as of December 31, 2020	4.8	10,321.6	11,838.0	2,383.1	(7,988.6)	58.4	16,617.3
Common stock issued	—	86.7	—	—	—	—	86.7
Stock-based compensation	—	106.1	(10.0)	—	—	0.1	96.2
Treasury stock acquired, common	—	—	—	—	(937.2)	—	(937.2)
Dividends to common stockholders	—	—	(654.1)	—	—	—	(654.1)
Distributions to noncontrolling interest	—	—	—	—	—	(33.7)	(33.7)
Contributions from noncontrolling interest	—	—	—	—	—	7.4	7.4
Purchase of subsidiary shares from noncontrolling interest (1)	—	(16.4)	—	—	—	(1.7)	(18.1)
Adjustments to redemption amount of redeemable noncontrolling interest	—	(3.0)	—	—	—	(0.1)	(3.1)
Net income (1)	—	—	1,710.6	—	—	29.3	1,739.9
Other comprehensive loss (1)	—	—	—	(772.2)	—	(3.3)	(775.5)
Balances as of December 31, 2021	4.8	10,495.0	12,884.5	1,610.9	(8,925.8)	56.4	16,125.8
Common stock issued	0.1	181.6	—	—	—	—	181.7
Stock-based compensation	—	102.7	(11.5)	—	—	0.4	91.6
Treasury stock acquired, common	—	—	—	—	(1,661.1)	—	(1,661.1)
Accelerated share repurchase	—	(33.9)	—	—	—	—	(33.9)
Dividends to common stockholders	—	—	(642.3)	—	—	—	(642.3)
Distributions to noncontrolling interest	—	—	—	—	—	(86.2)	(86.2)
Contributions from noncontrolling interest	—	—	—	—	—	7.3	7.3
Purchase of subsidiary shares from noncontrolling interest (1)	—	(5.7)	—	—	—	(2.4)	(8.1)
Adjustments to redemption amount of redeemable noncontrolling interest	—	0.7	—	—	—	(0.5)	0.2
Adjustment for reinsurance	—	—	—	131.8	—	—	131.8
Net income (1)	—	—	4,811.6	—	—	66.4	4,878.0
Other comprehensive loss (1)	—	—	—	(8,941.7)	—	(0.3)	(8,942.0)
Balances as of December 31, 2022	$4.9	$10,740.4	$17,042.3	$(7,199.0)	$(10,586.9)	$41.1	$10,042.8
(1)	Excludes amounts attributable to redeemable noncontrolling interest. See Note 14, Stockholders’ Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2022	2021	2020

	(in millions)
Operating activities
Net income	$4,852.2	$1,757.4	$1,428.5
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital (gains) losses	258.4	(2.5)	(302.6)
Net realized capital gains on funds withheld assets	(749.4)	—	—
Change in fair value of funds withheld embedded derivative	(3,652.8)	—	—
Depreciation and amortization expense	295.9	275.3	251.9
Amortization of deferred acquisition costs and contract costs	420.0	317.8	412.9
Additions to deferred acquisition costs and contract costs	(421.4)	(518.7)	(499.9)
Amortization of reinsurance (gain) loss	84.5	(18.0)	67.4
Stock-based compensation	91.3	96.1	87.2
Income from equity method investments, net of dividends received	(102.9)	(166.3)	(10.6)
Changes in:
Accrued investment income	(46.3)	13.8	(24.0)
Net cash flows for trading securities and equity securities with operating intent	(339.5)	99.9	144.2
Premiums due and other receivables	(3,630.0)	8.3	61.9
Contractholder and policyholder liabilities and dividends	1,426.9	1,415.1	1,532.1
Current and deferred income taxes	873.1	160.2	442.5
Real estate acquired through operating activities	(164.4)	(73.7)	(16.4)
Real estate sold through operating activities	7.9	1.8	195.5
Funds withheld, net of reinsurance recoverable and deposit receivable	3,750.3	(105.5)	(75.3)
Other assets and liabilities	345.0	8.8	(99.3)
Other	(125.9)	(15.4)	113.3
Net adjustments	(1,679.3)	1,497.0	2,280.8
Net cash provided by operating activities	3,172.9	3,254.4	3,709.3
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(19,352.6)	(16,625.5)	(15,713.4)
Sales	14,729.7	2,735.3	3,043.9
Maturities	6,853.7	10,960.0	8,819.5
Mortgage loans acquired or originated	(3,731.2)	(5,223.5)	(3,249.5)
Mortgage loans sold or repaid	2,614.6	2,853.2	2,477.2
Real estate acquired	(245.2)	(281.4)	(230.6)
Real estate sold	374.0	133.7	2.3
Net purchases of property and equipment	(116.3)	(129.9)	(108.8)
Sale of interests in subsidiaries	—	27.0	—
Net change in other investments	(68.2)	(142.6)	(37.1)
Net cash provided by (used in) investing activities	1,058.5	(5,693.7)	(4,996.5)
Financing activities
Issuance of common stock	181.7	86.7	42.8
Accelerated stock repurchase settlement	(33.9)	—	—
Acquisition of treasury stock	(1,661.1)	(937.2)	(307.0)
Payments for financing element derivatives	(50.6)	(39.9)	(30.9)
Purchase of subsidiary shares from noncontrolling interest	(9.2)	(24.2)	(1.4)
Dividends to common stockholders	(642.3)	(654.1)	(614.5)
Issuance of long-term debt	15.4	—	608.9
Principal repayments of long-term debt	(302.0)	(1.8)	(65.8)
Net proceeds from (repayments of) short-term borrowings	0.9	10.2	(12.6)
Investment contract deposits	7,346.7	9,359.8	10,284.4
Investment contract withdrawals	(7,647.3)	(8,801.0)	(8,852.7)
Net increase in banking operation deposits	1,086.3	2,922.9	569.7
Other	—	0.1	0.2
Net cash provided by (used in) financing activities	(1,715.4)	1,921.5	1,621.1
Net increase (decrease) in cash and cash equivalents	2,516.0	(517.8)	333.9
Cash and cash equivalents at beginning of period	2,332.0	2,849.8	2,515.9
Cash and cash equivalents at end of period	$4,848.0	$2,332.0	$2,849.8
Supplemental information:
Cash paid for interest	$175.8	$166.1	$162.8
Cash paid for (received from) income taxes	142.1	109.9	(172.0)
Supplemental disclosure of non-cash activities:
Asset changes resulting from deconsolidation of residential whole loan securitizations:
Decrease in mortgage loans	$(220.7)	$—	$—
Increase in fixed maturities, available-for-sale	167.6	—	—
Assets transferred in kind for settlement to reinsurer	(428.5)	—	—
Changes from re-designation of other postretirement employee benefits (“OPEB”) plan assets to cover non-retiree benefits:
Increases in equity securities re-designated from funded status of OPEB plan	—	548.1	—
Increases in other investments re-designated from funded status of OPEB plan	—	117.5	—
Decrease in tax receivable re-designated from funded status of OPEB plan	—	(9.1)	—
Decrease in accumulated other comprehensive income (“AOCI”) due to reclassifying excess assets out of funded status of OPEB plan	—	9.1	—
Decrease in other assets due to reclassifying excess assets out of funded status of OPEB plan	—	(665.6)	—
Assets received in kind from pension risk transfer transactions	—	109.5	1,325.2

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

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

During the second quarter of 2022, we closed a coinsurance with funds withheld reinsurance transaction with Talcott Life &Annuity Re, Ltd. (“Talcott Life & Annuity Re”), a limited liability company organized under the laws of the Cayman Islands and an affiliate of Talcott Resolution Life, Inc., a subsidiary of Sixth Street, pursuant to which we ceded our in-force U.S. retail fixed annuity and universal life insurance with secondary guarantee (“ULSG”) blocks of business (the “Reinsurance Transaction”). The economics of the Reinsurance Transaction were effective as of January 1, 2022. As such, we recorded impacts for January through June 2022 in our second quarter 2022 results. See Note 9, Reinsurance, for further details.

Reclassifications have been made to prior periods to report the reinsurance recoverable and deposit receivable on the consolidated statements of financial position. Those amounts were previously reported in premiums due and other receivables. Certain reclassifications have been made to prior period consolidated statements of cash flows to conform to the December 31, 2022, presentation. This included presenting separate line items within operating activities for amortization of reinsurance (gain) loss and funds withheld, net of reinsurance recoverable and deposit receivable, among other reclassifications.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

1. Nature of Operations and Significant Accounting Policies – (continued)

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

December 31, 2022

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

January 1, 2023

We created a governance framework and a plan to support implementation of the standard. Our implementation and evaluation process included, but was not limited to the following:

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

The transition date impact from adoption of this standard is a decrease to our total stockholders’ equity of approximately $5.3 billion, of which approximately $5.1 billion impacted AOCI and approximately $0.2 billion impacted retained earnings. The most significant driver of the AOCI adjustment is due to the requirement to update the discount rate assumption to reflect an upper-medium grade fixed-income instrument, which will generally be equivalent to a single-A interest rate matched to the duration characteristics of our insurance liabilities. The most significant driver of the retained earnings adjustment is the valuation of contracts as market risk benefits.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

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

	January 1, 2023	This guidance will not have a material impact on our consolidated financial statements.
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

December 31, 2022

1. Nature of Operations and Significant Accounting Policies – (continued)

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters

Facilitation of the effects of reference rate reform on financial reporting

This authoritative guidance provides optional expedients and exceptions for contracts and hedging relationships affected by reference rate reform. An entity may elect not to apply certain modification accounting requirements to contracts affected by reference rate reform and instead account for the modified contract as a continuation of the existing contract. Also, an entity may apply optional expedients to continue hedge accounting for hedging relationships in which the critical terms change due to reference rate reform. This guidance eases the financial reporting impacts of reference rate reform on contracts and hedging relationships and is effective until December 31, 2022. A subsequent amendment issued in December 2022 extended the relief date from December 31, 2022, to December 31, 2024, and was effective upon issuance.

March 12, 2020

We adopted the guidance upon issuance prospectively and elected the applicable optional expedients and exceptions for contracts and hedging relationships impacted by reference rate reform through December 31, 2024. The guidance did not have an impact on our consolidated financial statements upon adoption.

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

January 1, 2020

This guidance reduced complexity and costs associated with performing a Step 2 test, should one be needed in the future. This guidance did not have a material impact on our consolidated financial statements at adoption.

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

December 31, 2022

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

December 31, 2022

1. Nature of Operations and Significant Accounting Policies – (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

1. Nature of Operations and Significant Accounting Policies – (continued)

Real estate investments are reported at cost less accumulated depreciation. The initial cost bases of properties acquired through loan foreclosures are the lower of the fair market values of the properties at the time of foreclosure or the outstanding loan balance. Buildings and land improvements are generally depreciated on the straight-line method over the estimated useful life of improvements and tenant improvement costs are depreciated on the straight-line method over the term of the related lease. We recognize impairment losses for properties when indicators of impairment are present and a property’s expected undiscounted cash flows are not sufficient to recover the property’s carrying value. In such cases, the cost basis of the property is reduced to fair value. Real estate expected to be disposed is carried at the lower of cost or fair value, less cost to sell, with valuation allowances established accordingly and depreciation no longer recognized. The carrying amount of real estate held for sale was $240.6 million and $88.7 million as of December 31, 2022 and 2021, respectively. Any impairment losses and any changes in valuation allowances are reported in net income.

Net realized capital gains and losses on sales of investments are determined on the basis of specific identification. In general, in addition to realized capital gains and losses on investment sales and periodic settlements on derivatives not designated as hedges, we report gains and losses related to the following in net realized capital gains (losses) on the consolidated statements of operations: mark-to-market adjustments on certain equity securities, mark-to-market adjustments on certain fixed maturities, trading, mark-to-market adjustments on sponsored investment funds, mark-to-market adjustments on derivatives not designated as hedges, cash flow hedge gains (losses) when the hedged item impacts realized capital gains (losses), changes in the valuation allowance for fixed maturities, available-for-sale and certain financing receivables, impairments of real estate held for investment and impairments of equity method investments. Investment gains and losses on sales of certain real estate held for sale due to investment strategy and mark-to-market adjustments on certain securities carried at fair value with an investment objective to realize economic value through mark-to-market changes are reported as net investment income and are excluded from net realized capital gains (losses).

Policy loans and certain other investments are reported at cost. Interests in unconsolidated entities, joint ventures and partnerships are generally accounted for using the equity method. We had certain real estate ventures for which the fair value option had been elected in prior periods. See Note 15, Fair Value Measurements, for detail on these investments.

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

December 31, 2022

1. Nature of Operations and Significant Accounting Policies – (continued)

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

December 31, 2022

1. Nature of Operations and Significant Accounting Policies – (continued)

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

Contractholder and Policyholder Liabilities

Contractholder and policyholder liabilities (contractholder funds, future policy benefits and claims and other policyholder funds) include reserves for investment contracts, individual and group annuities that provide periodic income payments, universal life insurance, variable universal life insurance, indexed universal life insurance, term life insurance, participating traditional individual life insurance, group dental and vision insurance, group critical illness, group accident, paid family and medical leave (“PFML”), group short-term and long-term disability insurance, group life insurance, individual disability insurance and long-term care insurance. It also includes a provision for dividends on participating policies.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

1. Nature of Operations and Significant Accounting Policies – (continued)

Participating business represented approximately 3%, 4% and 5% of our life insurance in force and 17%, 18% and 20% of the number of life insurance policies in force as of December 31, 2022, 2021 and 2020, respectively. Participating business represented approximately 17%, 22% and 24% of life insurance premiums for the years ended December 31, 2022, 2021 and 2020, respectively. The amount of dividends to policyholders is declared annually by Principal Life’s Board of Directors. The amount of dividends to be paid to policyholders is determined after consideration of several factors including interest, mortality, morbidity and other expense experience for the year and judgment as to the appropriate level of statutory surplus to be retained by Principal Life. At the end of the reporting period, Principal Life establishes a dividend liability for the pro rata portion of the dividends expected to be paid on or before the next policy anniversary date.

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

Short-Duration Contracts

We include the following group products in our short-duration insurance contracts disclosures: long-term disability (“LTD”), group life waiver, dental, vision, short-term disability (“STD”), critical illness, accident, PFML and group life.

Future policy benefits and claims include reserves for group life and disability insurance that provide periodic income payments. These reserves are computed using assumptions of mortality, morbidity and investment performance. These assumptions are based on our experience, industry results, emerging trends and future expectations. Future policy benefits and claims also include reserves for incurred but unreported group disability, dental, vision, critical illness, accident, PFML and life insurance claims. We recognize claims costs in the period the service was provided to our policyholders. However, claims costs incurred in a particular period are not known with certainty until after we receive, process and pay the claims. We determine the amount of this liability using actuarial methods based on historical claim payment patterns as well as emerging cost trends, where applicable, to determine our estimate of claim liabilities.

We have defined claim frequency as follows for each short-duration product:

●	LTD: Claim frequency is based on submitted reserve claim counts.
●	Group Life Waiver: Claim frequency is based on submitted reserve claim counts, consistent with LTD.
●	Dental and Vision: Claim frequency is based on the claim form, which may include one or more procedures.
●	STD, Critical Illness, Accident and PFML: Claim frequency is based on submitted claims.
●	Group Life: Claim frequency is based on submitted life claims (lives, not coverages).

We did not make any significant changes to our methodologies or assumptions used to calculate the liability for unpaid claims for short-duration contracts during 2022.

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

December 31, 2022

1. Nature of Operations and Significant Accounting Policies – (continued)

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

Group life, dental, vision, critical illness, accident, PFML and disability premiums are generally recorded as premium revenue over the term of the coverage. Certain group contracts contain experience premium refund provisions based on a pre-defined formula that reflects their claim experience. Experience premium refunds reduce revenue over the term of the coverage and are adjusted to reflect current experience. Related policy benefits and expenses are associated with earned premiums and result in the recognition of profits over the term of the policies and contracts. Fees for contracts providing claim processing or other administrative services are recorded as revenue over the period the service is provided.

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

December 31, 2022

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

December 31, 2022

1. Nature of Operations and Significant Accounting Policies – (continued)

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

For further information about reinsurance, refer to Note 9, Reinsurance. For further information about the financing receivables valuation allowance on the reinsurance recoverable and deposit receivable, refer to Note 4, Investments.

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

As of December 31, 2022 and December 31, 2021, the separate accounts included a separate account valued at $101.4 million and $95.1 million, respectively, which primarily included shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

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

December 31, 2022

1. Nature of Operations and Significant Accounting Policies – (continued)

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

For the year ended
December 31, 2022
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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

2. Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill reported in our segments were as follows:

	Retirement	Principal		U.S.
	and Income	Global	Principal	Insurance
	Solutions	Investors	International	Solutions	Corporate	Consolidated

	(in millions)
Balance as of January 1, 2021	$675.9	$320.9	$656.6	$56.6	$1.0	$1,711.0
Goodwill disposed (1)	—	—	(2.3)	—	—	(2.3)
Impairment (2)	—	—	—	—	(1.0)	(1.0)
Foreign currency	—	(2.5)	(77.6)	—	—	(80.1)
Balance as of December 31, 2021	675.9	318.4	576.7	56.6	—	1,627.6
Impairment (3)	—	—	—	(27.1)	—	(27.1)
Foreign currency	—	(7.4)	5.1	—	—	(2.3)
Balance as of December 31, 2022	$675.9	$311.0	$581.8	$29.5	$—	$1,598.2
(1)	Relates to the sale of our India asset management business.
(2)	Relates to the buyout of the minority interest in RobustWealth, Inc. and realignment of the business.
(3)	Resulted from a change in the allocation of equity between our reportable operating segments following the Reinsurance Transaction.

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

	December 31,
	2022	2021

	(in millions)
Gross carrying value	$1,235.1	$1,262.8
Accumulated amortization	472.6	432.1
Net carrying value	$762.5	$830.7

During 2022 and 2021, we fully amortized other finite lived intangible assets of $34.4 million and $15.0 million, respectively.

The amortization expense for intangible assets with finite useful lives was $70.7 million, $75.3 million and $73.5 million for 2022, 2021 and 2020, respectively. As of December 31, 2022, the estimated amortization expense for the next five years is as follows (in millions):

Year ending December 31:
2023	$67.3
2024	66.3
2025	61.0
2026	56.9
2027	56.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

2. Goodwill and Other Intangible Assets – (continued)

Indefinite Lived Intangible Assets

The net carrying amount of unamortized indefinite lived intangible assets was $770.8 million and $769.9 million as of December 31, 2022 and 2021, respectively. As of both December 31, 2022 and 2021, $608.0 million relates to investment management contracts associated with our acquisition of WM Advisors, Inc. in 2006. The remaining balance primarily relates to the trade name intangible associated with our acquisition of Administradora de Fondos de Pensiones Cuprum S.A. (“Cuprum”) in 2013.

3. Variable Interest Entities

We have relationships with various types of entities which may be VIEs. Certain VIEs are consolidated in our financial results. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Consolidation” for further details of our consolidation accounting policies. We did not provide financial or other support to investees designated as VIEs for the periods ended December 31, 2022 and December 31, 2021.

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

December 31, 2022

3. Variable Interest Entities – (continued)

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

Residential Mortgage Loans

We invest in ABS trusts. The trusts issue various collateralized mortgage obligation certificates and purchase residential mortgage loans. The trusts are considered VIEs due to insufficient equity to sustain themselves. We concluded we are the primary beneficiary as we purchase substantially all of the certificates and have the obligation to absorb losses that could potentially be significant to the VIEs. We deconsolidated a trust during the fourth quarter of 2022 as we no longer held substantially all of the certificates.

Assets and Liabilities of Consolidated Variable Interest Entities

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	December 31, 2022		December 31, 2021
	Total	Total	Total	Total
	assets	liabilities	assets	liabilities

	(in millions)
Mandatory retirement savings funds (1)	$34,876.9	$34,528.3	$34,687.0	$34,301.8
Real estate (2)	689.6	42.2	709.6	36.1
Sponsored investment funds (3)	471.4	2.6	609.4	2.5
Residential mortgage loans (4)	1,182.6	41.8	1,263.2	20.3
Total	$37,220.5	$34,614.9	$37,269.2	$34,360.7
(1)	The assets of the mandatory retirement savings funds primarily include separate account assets and equity securities. The liabilities primarily include separate account liabilities and contractholder funds.
(2)	The assets of the real estate VIEs primarily include real estate, other investments and cash. Liabilities primarily include other liabilities.
(3)	The assets of sponsored investment funds are primarily fixed maturities and equity securities, certain of which are reported with other investments, and cash. The consolidated statements of financial position included a $235.3 million and $304.0 million redeemable noncontrolling interest for sponsored investment funds as of December 31, 2022 and December 31, 2021, respectively.
(4)	The assets of the residential mortgage loans VIEs primarily include residential mortgage loans. The liabilities primarily include other liabilities.

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

December 31, 2022

3. Variable Interest Entities – (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

3. Variable Interest Entities – (continued)

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to
	Asset carrying value	loss (1)

	(in millions)
December 31, 2022
Fixed maturities, available-for-sale:
Corporate	$111.8	$127.2
Residential mortgage-backed pass-through securities	2,228.7	2,420.6
Commercial mortgage-backed securities	4,864.6	5,572.2
Collateralized debt obligations (2)	4,566.4	4,820.0
Other debt obligations	6,507.6	7,566.2
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	5.4	5.4
Commercial mortgage-backed securities	83.4	83.4
Collateralized debt obligations (2)	5.7	5.7
Other debt obligations	80.0	80.0
Equity securities	99.8	99.8
Other investments:
Other limited partnership and fund interests (3)	1,473.5	2,434.9

December 31, 2021
Fixed maturities, available-for-sale:
Corporate	$142.1	$136.9
Residential mortgage-backed pass-through securities	3,152.9	3,122.3
Commercial mortgage-backed securities	5,562.2	5,436.2
Collateralized debt obligations (2)	3,559.6	3,564.7
Other debt obligations	7,560.4	7,487.8
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	117.4	117.4
Commercial mortgage-backed securities	25.6	25.6
Collateralized debt obligations (2)	7.5	7.5
Other debt obligations	8.2	8.2
Equity securities	115.4	115.4
Other investments:
Other limited partnership and fund interests (3)	1,209.6	2,053.8
(1)	Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale. Our risk of loss is limited to our investment measured at fair value for our fixed maturities, trading and equity securities. Our risk of loss is limited to our carrying value plus any unfunded commitments and/or guarantees and similar provisions for our other investments. A carrying value of zero is used if distributions have been received in excess of our investment, resulting in a negative carrying value for the investment. Unfunded commitments are not liabilities on our consolidated statements of financial position because we are only required to fund additional equity when called upon to do so by the general partner or investment manager.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(3)	As of December 31, 2022 and December 31, 2021, the maximum exposure to loss for other limited partnership and fund interests includes $144.3 million and $130.5 million, respectively, of debt within certain of our managed international real estate funds that is fully secured by assets whose value exceeds the amount of the debt, but also includes recourse to the investment manager.

Money Market Funds

We are the investment manager for certain money market mutual funds. These types of funds are exempt from assessment under any consolidation model due to a scope exception for money market funds registered under Rule 2a-7 of the Investment Company Act of 1940 or similar funds. As of December 31, 2022 and December 31, 2021, money market mutual funds we manage held $4.2 billion and $4.8 billion in total assets, respectively. We have no contractual obligation to contribute to these funds; however, we provide support through the waiver of fees and through expense reimbursements. The amount of fees waived and expenses reimbursed was insignificant.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

4. Investments

Our investments include assets backing reserves as part of a coinsurance with funds withheld agreement. The funds withheld invested assets are reported within their respective line items, primarily consisting of fixed maturities available-for-sale, mortgage loans and other investments. See Note 9, Reinsurance, for more information on the funds withheld invested assets.

Fixed Maturities and Equity Securities

The amortized cost, gross unrealized gains and losses, allowance for credit loss and fair value of fixed maturities, available-for-sale were as follows:

		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit
	cost (1)	gains	losses	loss	Fair value

	(in millions)
December 31, 2022
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,990.9	$0.1	$251.2	$—	$1,739.8
Non-U.S. governments	611.2	20.9	64.8	—	567.3
States and political subdivisions	7,355.4	13.7	1,136.8	—	6,232.3
Corporate	40,370.4	461.0	4,640.5	7.7	36,183.2
Residential mortgage-backed pass-through securities	2,420.6	6.2	198.1	—	2,228.7
Commercial mortgage-backed securities	5,572.2	0.5	708.1	—	4,864.6
Collateralized debt obligations (2)	4,705.6	4.5	143.7	—	4,566.4
Other debt obligations	7,236.8	5.7	734.8	0.1	6,507.6
Total fixed maturities, available-for-sale	$70,263.1	$512.6	$7,878.0	$7.8	$62,889.9

		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit
	cost (1)	gains	losses	loss	Fair value

	(in millions)
December 31, 2021
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,978.0	$148.0	$37.4	$—	$2,088.6
Non-U.S. governments	851.0	133.1	2.1	—	982.0
States and political subdivisions	8,290.7	1,030.3	16.6	—	9,304.4
Corporate	42,139.2	4,044.8	224.5	15.1	45,944.4
Residential mortgage-backed pass-through securities	3,122.3	59.0	28.4	—	3,152.9
Commercial mortgage-backed securities	5,436.2	157.8	31.5	0.3	5,562.2
Collateralized debt obligations (2)	3,564.7	4.5	9.6	—	3,559.6
Other debt obligations	7,487.8	131.1	58.4	0.1	7,560.4
Total fixed maturities, available-for-sale	$72,869.9	$5,708.6	$408.5	$15.5	$78,154.5
(1)	Amortized cost excludes accrued interest receivable of $578.0 million and $542.6 million as of December 31, 2022 and December 31, 2021, respectively.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

4. Investments – (continued)

The amortized cost and fair value of fixed maturities, available-for-sale as of December 31, 2022, by expected maturity, were as follows:

	Amortized cost	Fair value

	(in millions)
Due in one year or less	$1,658.8	$1,645.6
Due after one year through five years	8,661.8	8,328.4
Due after five years through ten years	11,636.1	10,626.7
Due after ten years	28,371.2	24,121.9
Subtotal	50,327.9	44,722.6
Mortgage-backed and other asset-backed securities	19,935.2	18,167.3
Total	$70,263.1	$62,889.9

Actual maturities may differ because borrowers may have the right to call or prepay obligations. Our portfolio is diversified by industry, issuer and asset class. Credit concentrations are managed to established limits.

Net Investment Income

The major components of net investment income are shown below and are net of amounts on funds withheld invested assets that are passed directly to the reinsurer. See Note 9, Reinsurance, for further details.

	For the year ended December 31,
	2022	2021	2020

	(in millions)
Fixed maturities, available-for-sale	$2,100.3	$2,766.3	$2,660.5
Fixed maturities, trading	36.8	19.3	18.7
Equity securities	8.9	57.7	62.8
Mortgage loans	771.7	790.2	724.7
Real estate	277.7	194.4	180.8
Policy loans	36.5	38.8	41.6
Cash and cash equivalents	57.4	4.3	17.4
Derivatives	171.3	28.2	(1.8)
Other	509.6	622.0	296.5
Total	3,970.2	4,521.2	4,001.2
Investment expenses	(139.8)	(115.1)	(110.6)
Net investment income	$3,830.4	$4,406.1	$3,890.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

4. Investments – (continued)

Net Realized Capital Gains and Losses

The major components of net realized capital gains (losses) on investments are shown below and are net of amounts on funds withheld invested assets that are passed directly to the reinsurer. See Note 9, Reinsurance, for further details. The amounts below do not include net realized capital gains (losses) on funds withheld assets that are not passed to the reinsurer, which are separately reported on the consolidated statements of operations.

	For the year ended December 31,
	2022	2021	2020

	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$41.5	$64.4	$134.2
Gross losses	(191.5)	(29.2)	(48.5)
Net credit losses (1)	(8.9)	(45.0)	(22.9)
Hedging, net	(0.7)	(9.5)	(9.7)
Fixed maturities, trading (2)	(30.1)	(33.3)	3.2
Equity securities (3)	(171.9)	100.0	70.5
Mortgage loans	(74.6)	6.5	(15.5)
Derivatives	177.4	(116.9)	77.3
Other	0.4	65.5	114.0
Net realized capital gains (losses)	$(258.4)	$2.5	$302.6
(1)	Net credit losses include adjustments to the credit loss valuation allowance, write-offs and recoveries on available-for-sale securities.
(2)	Unrealized gains (losses) on fixed maturities, trading still held at the reporting date were $(19.9) million, $(32.2) million and $5.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. This excludes $1.4 million of unrealized losses on fixed maturities, trading still held at the reporting date for the year ended December 31, 2022, that were reported in net realized capital gains (losses) on funds withheld assets.
(3)	Unrealized gains (losses) on equity securities still held at the reporting date were $(117.1) million, $58.6 million and $64.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. This excludes $(0.7) million, $28.7 million and $35.2 million of unrealized gains on equity securities still held at the reporting date for the years ended December 31, 2022, 2021 and 2020, respectively, that were reported in net investment income and $(1.7) million that were reported in net realized capital gains (losses) on funds withheld assets for the year ended December 31, 2022.

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $13,647.0 million, $2,110.9 million and $2,421.9 million in 2022, 2021 and 2020, respectively.

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

December 31, 2022

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

	For the year ended December 31, 2022
					Residential
					mortgage-
					backed	Commercial	Collateralized
	U.S.		States and		pass-	mortgage-	debt	Other
	government	Non-U.S.	political		through	backed	obligations	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(1)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$15.1	$—	$0.3	$—	$0.1	$15.5
Additions for credit losses not previously recorded	—	—	—	5.8	—	—	—	—	5.8
Reductions for securities sold during the period	—	—	—	(8.7)	—	—	—	—	(8.7)
Additional increases (decreases) for credit losses on securities with an allowance recorded in the previous period	—	—	—	(4.2)	—	—	—	—	(4.2)
Write-offs charged against allowance	—	—	—	—	—	(0.3)	—	—	(0.3)
Foreign currency translation adjustment	—	—	—	(0.3)	—	—	—	—	(0.3)
Ending balance	$—	$—	$—	$7.7	$—	$—	$—	$0.1	$7.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

4. Investments – (continued)

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

During 2022 and 2020, we did not write off any accrued interest to net investment income.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

4. Investments – (continued)

Available-for-Sale Securities in Unrealized Loss Positions Without an Allowance for Credit Loss

For available-for-sale securities with unrealized losses for which an allowance for credit loss has not been recorded, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	December 31, 2022
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$1,528.3	$209.4	$181.5	$41.8	$1,709.8	$251.2
Non-U.S. governments	407.5	57.7	19.9	7.1	427.4	64.8
States and political subdivisions	5,303.5	1,008.9	391.9	127.8	5,695.4	1,136.7
Corporate	27,309.5	3,944.6	2,944.1	698.0	30,253.6	4,642.6
Residential mortgage-backed pass-through securities	1,201.7	97.5	574.8	105.7	1,776.5	203.2
Commercial mortgage-backed securities	3,648.5	484.0	1,124.8	222.5	4,773.3	706.5
Collateralized debt obligations (2)	2,832.2	89.0	1,330.1	54.7	4,162.3	143.7
Other debt obligations	3,419.8	292.0	2,283.8	437.6	5,703.6	729.6
Total fixed maturities, available-for-sale	$45,651.0	$6,183.1	$8,850.9	$1,695.2	$54,501.9	$7,878.3
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

Of the total amounts, Principal Life Insurance Company’s (“Principal Life”) consolidated portfolio represented $53,353.1 million in available-for-sale fixed maturities with gross unrealized losses of $7,741.4 million. Of the available-for-sale fixed maturities within Principal Life’s consolidated portfolio in a gross unrealized loss position, 94% were investment grade (rated AAA through BBB-) with an average price of 87 (carrying value/amortized cost) as of December 31, 2022. Gross unrealized losses in our fixed maturities portfolio increased during the year ended December 31, 2022, primarily due to an increase in interest rates and a widening of credit spreads.

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 7,589 securities with a carrying value of $44,857.0 million and unrealized losses of $6,096.3 million reflecting an average price of 88 as of December 31, 2022. Of this portfolio, 95% was investment grade (rated AAA through BBB-) as of December 31, 2022, with associated unrealized losses of $5,920.4 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 1,654 securities with a carrying value of $8,496.1 million and unrealized losses of $1,645.1 million as of December 31, 2022. The average credit rating of this portfolio was AA- with an average price of 84 as of December 31, 2022. Of the $1,645.1 million in unrealized losses, the corporate sector accounts for $654.9 million in unrealized losses with an average price of 80 and an average credit rating of BBB+. Furthermore, unrealized losses include $320.2 million within the collateralized mortgage obligation security sector with an average price of 81 and an average credit rating of AAA; $220.9 million within the CMBS sector with an average price of 83 and an average credit rating of AA+; and $126.8 million within the states and political subdivision sector with an average price of 75 and an average credit rating of AA-. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

4. Investments – (continued)

Because we expected to recover our amortized cost, we did not record an allowance for credit loss on these securities as of December 31, 2022. Because it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be at maturity, we did not write down these investments to fair value.

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

December 31, 2022

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

	December 31, 2022	December 31, 2021

	(in millions)
Net unrealized gains (losses) on fixed maturities, available-for-sale (1)	$(7,445.7)	$5,289.9
Net unrealized gains on derivative instruments	50.7	80.1
Adjustments for assumed changes in amortization patterns	649.7	(266.1)
Adjustments for assumed changes in policyholder liabilities	(77.1)	(689.2)
Net unrealized gains on other investments and noncontrolling interest adjustments	7.9	40.5
Provision for deferred income tax benefits (taxes)	1,456.9	(936.0)
Net unrealized gains (losses) on available-for-sale securities and derivative instruments	$(5,357.6)	$3,519.2
(1)	Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

4. Investments – (continued)

Credit Quality Information for Financing Receivables

The amortized cost of our financing receivables by credit risk and vintage was as follows:

	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Total

	(in millions)
Commercial mortgage loans:
A- and above	$1,036.4	$2,277.9	$1,807.3	$2,210.2	$2,187.9	$4,624.9	$14,144.6
BBB+ thru BBB-	385.6	439.6	156.8	418.7	238.9	691.7	2,331.3
BB+ thru BB-	104.0	16.8	3.0	—	8.9	71.7	204.4
B+ and below	—	—	—	—	8.3	41.7	50.0
Total	$1,526.0	$2,734.3	$1,967.1	$2,628.9	$2,444.0	$5,430.0	$16,730.3

Direct financing leases:
A- and above	$110.5	$13.0	$39.9	$1.4	$42.9	$167.3	$375.0
BBB+ thru BBB-	33.9	21.9	62.4	11.9	11.7	70.4	212.2
BB+ thru BB-	2.7	57.3	12.1	2.0	—	2.1	76.2
B+ and below	—	1.6	—	—	—	—	1.6
Total	$147.1	$93.8	$114.4	$15.3	$54.6	$239.8	$665.0

Residential mortgage loans:
Performing	$1,144.8	$1,740.7	$447.1	$133.0	$75.4	$417.8	$3,958.8
Non-performing	8.0	4.7	2.2	1.7	0.6	7.0	24.2
Total	$1,152.8	$1,745.4	$449.3	$134.7	$76.0	$424.8	$3,983.0

Reinsurance recoverable and deposit receivable							$22,032.3

	December 31, 2021
	2021	2020	2019	2018	2017	Prior	Total

	(in millions)
Commercial mortgage loans:
A- and above	$2,275.9	$1,722.7	$2,412.9	$2,383.3	$1,437.2	$4,334.2	$14,566.2
BBB+ thru BBB-	278.6	305.6	294.0	131.4	302.1	380.0	1,691.7
BB+ thru BB-	32.8	5.3	—	—	—	55.4	93.5
B+ and below	—	—	—	8.8	—	34.5	43.3
Total	$2,587.3	$2,033.6	$2,706.9	$2,523.5	$1,739.3	$4,804.1	$16,394.7

Direct financing leases:
A- and above	$11.7	$41.8	$1.4	$39.4	$16.6	$235.6	$346.5
BBB+ thru BBB-	30.2	57.9	22.0	17.9	15.5	50.2	193.7
BB+ thru BB-	50.8	13.4	1.9	—	—	2.1	68.2
B+ and below	1.5	—	—	—	—	—	1.5
Total	$94.2	$113.1	$25.3	$57.3	$32.1	$287.9	$609.9

Residential mortgage loans:
Performing	$2,039.1	$510.1	$155.6	$91.2	$102.4	$415.6	$3,314.0
Non-performing	—	1.8	0.6	—	0.8	2.7	5.9
Total	$2,039.1	$511.9	$156.2	$91.2	$103.2	$418.3	$3,319.9

Reinsurance recoverable and deposit receivable							$1,189.2

The amortized cost of commercial mortgage loans, direct financing leases and residential mortgage loans excluded accrued interest receivable of $57.7 million, $0.0 million and $19.6 million, respectively, as of December 31, 2022, and $60.7 million, $1.2 million and $16.7 million, respectively, as of December 31, 2021.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

4. Investments – (continued)

The amortized cost of financing receivables on non-accrual status was as follows:

	December 31, 2022
			Amortized cost
	Beginning	Ending	of nonaccrual
	amortized cost	amortized cost	assets without
	on nonaccrual	on nonaccrual	a valuation
	status	status	allowance

	(in millions)
Commercial mortgage loans	$13.2	$50.0	$—
Residential mortgage loans	4.0	17.8	0.6
Total	$17.2	$67.8	$0.6

	December 31, 2021
			Amortized cost
	Beginning	Ending	of nonaccrual
	amortized cost	amortized cost	assets without
	on nonaccrual	on nonaccrual	a valuation
	status	status	allowance

	(in millions)
Commercial mortgage loans	$10.7	$13.2	$—
Residential mortgage loans	10.8	4.0	0.7
Total	$21.5	$17.2	$0.7

Interest income recognized on non-accrual financing receivables was as follows:

	For the year ended December 31,
	2022	2021	2020

	(in millions)
Commercial mortgage loans	$0.9	$0.5	$—
Total	$0.9	$0.5	$—

The aging of our financing receivables, based on amortized cost, was as follows:

	December 31, 2022
							Amortized
							cost
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total			more and
	past due	past due	due	past due	Current	Total (1)	accruing

	(in millions)
Commercial mortgage loans	$45.9	$7.5	$14.4	$67.8	$16,662.5	$16,730.3	$—
Direct financing leases	6.6	6.2	1.6	14.4	650.6	665.0	1.6
Residential mortgage loans	73.1	15.4	16.2	104.7	3,878.3	3,983.0	6.4
Total	$125.6	$29.1	$32.2	$186.9	$21,191.4	$21,378.3	$8.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

4. Investments – (continued)

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

(1)     As of both December 31, 2022 and December 31, 2021, no reinsurance recoverables or deposit receivables were considered past due.

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

For commercial and residential mortgage loans and direct financing leases, management’s periodic evaluation and assessment of the valuation allowance adequacy is based on known and inherent risks in the portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of the underlying collateral, composition of the portfolio, portfolio delinquency information, underwriting standards, peer group information, current and forecasted economic conditions, loss experience and other relevant factors. For reinsurance recoverables and deposit receivables, management’s periodic evaluation and assessment of the valuation allowance adequacy is based on known and inherent risks, adverse situations that may affect a reinsurer’s ability to repay, current and forecasted economic conditions, industry loss experience and other relevant factors.

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

December 31, 2022

4. Investments – (continued)

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

Our reinsurance recoverables and deposit receivable are pooled by reinsurer risk rating with an estimated loss ratio applied against each risk rating level. The loss ratio is generally based upon industry historical loss experience and expected recovery timing as adjusted for certain current and forecasted environmental factors management believes to be relevant. Environmental factors are forecasted for five years or less with immediate reversion to industry historical experience. A reinsurance recoverable or deposit receivable is evaluated individually if it does not continue to share similar risk characteristics of a pool. We analyze the need for an individual evaluation for any reinsurance recoverable or deposit receivable based on past due payments and changes in reinsurer risk ratings. The change in the valuation allowance for reinsurance recoverables and deposit receivable is included in benefits, claims and settlement expenses on the consolidated statements of operations.

A rollforward of our valuation allowance was as follows:

	For the year ended December 31, 2022
		Direct
	Commercial	financing	Residential	Reinsurance
	mortgage loans	leases	mortgage loans	recoverables	Total

	(in millions)
Beginning balance	$43.9	$0.4	$2.0	$2.7	$49.0
Provision	34.0	0.2	1.5	—	35.7
Charge-offs	—	—	(0.2)	—	(0.2)
Recoveries	—	—	2.3	—	2.3
Ending balance	$77.9	$0.6	$5.6	$2.7	$86.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

4. Investments – (continued)

	For the year ended December 31, 2021
		Direct
	Commercial	financing	Residential	Reinsurance
	mortgage loans	leases	mortgage loans	recoverables	Total

	(in millions)
Beginning balance	$43.2	$0.1	$6.9	$2.7	$52.9
Provision (1)	1.0	0.4	(8.0)	—	(6.6)
Charge-offs	—	—	(0.5)	—	(0.5)
Recoveries	—	—	3.6	—	3.6
Foreign currency translation adjustment	(0.3)	(0.1)	—	—	(0.4)
Ending balance	$43.9	$0.4	$2.0	$2.7	$49.0

	For the year ended December 31, 2020
		Direct
	Commercial	financing	Residential	Reinsurance
	mortgage loans	leases	mortgage loans	recoverables	Total

	(in millions)
Beginning balance	$27.3	$—	$3.3	$2.5	$33.1
Provision (2)	15.5	0.1	1.5	0.2	17.3
Charge-offs	—	—	(0.9)	—	(0.9)
Recoveries	—	—	2.8	—	2.8
Foreign currency translation adjustment	0.4	—	0.2	—	0.6
Ending balance	$43.2	$0.1	$6.9	$2.7	$52.9
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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

4. Investments – (continued)

Mortgage Loans

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. Mortgage loans purchased and sold were as follows:

	For the year ended December 31,
	2022	2021	2020

	(in millions)
Commercial mortgage loans:
Purchased	$325.4	$118.2	$166.8
Sold	15.6	73.8	7.6
Residential mortgage loans:
Purchased (1)	1,846.0	2,370.9	1,151.1
Sold	535.7	88.9	117.4
(1)	Includes mortgage loans purchased by residential mortgage loan VIEs.

Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	December 31, 2022		December 31, 2021
	Amortized	Percent	Amortized	Percent
	cost	of total	cost	of total

	($ in millions)
Geographic distribution
New England	$512.1	3.1%	$585.6	3.6%
Middle Atlantic	4,505.6	26.9	4,536.5	27.7
East North Central	652.5	3.9	623.9	3.8
West North Central	370.9	2.2	338.6	2.1
South Atlantic	2,558.3	15.3	2,464.9	15.0
East South Central	339.8	2.0	378.9	2.3
West South Central	1,204.9	7.2	1,243.7	7.6
Mountain	938.7	5.6	925.6	5.6
Pacific	5,115.3	30.6	4,864.4	29.7
International	532.2	3.2	432.6	2.6
Total	$16,730.3	100.0%	$16,394.7	100.0%

Property type distribution
Office	$4,322.0	25.9%	$4,789.8	29.3%
Retail	1,499.4	9.0	1,622.1	9.9
Industrial	3,235.9	19.3	2,966.4	18.1
Apartments	6,827.1	40.8	6,234.3	38.0
Hotel	72.5	0.4	85.7	0.5
Mixed use/other	773.4	4.6	696.4	4.2
Total	$16,730.3	100.0%	$16,394.7	100.0%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

4. Investments – (continued)

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

The following table includes information about outstanding loans that were modified and met the criteria of a TDR during the periods indicated.

	For the year ended December 31, 2022
	TDRs		TDRs in payment default
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Commercial mortgage loans	1	$35.5	—	$—
Total	1	$35.5	—	$—

We did not have any significant loans that were modified and met the criteria of a TDR for the years ended December 31, 2021 and 2020.

Real Estate

Depreciation expense on invested real estate was $66.1 million, $67.4 million and $65.3 million in 2022, 2021 and 2020, respectively. Accumulated depreciation was $708.5 million and $652.0 million as of December 31, 2022 and 2021, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

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

	December 31,
	2022	2021

	(in millions)
Total assets	$209,547.3	$177,429.0
Total liabilities	81,346.4	72,001.3
Total equity	$128,200.9	$105,427.7
Net investment in unconsolidated entities (1)	$2,721.8	$2,162.5

	For the year ended
	December 31,
	2022	2021	2020

	(in millions)
Total revenues	$44,987.0	$21,769.6	$14,989.0
Net income	34,290.5	15,638.5	7,757.0
Our share of net income of unconsolidated entities (1)	294.1	383.0	143.9
(1)	Our most significant equity investee is Brasilprev Seguros e Previdencia, a co-managed joint venture in Brazil.

In addition, other investments include direct financing leases. See the captions “Financing Receivables” and “Financing Receivables Valuation Allowance” for further details related to our valuation of direct financing leases.

Furthermore, other investments include $1,115.6 million and $1,032.1 million of cash surrender value of company owned life insurance as of December 31, 2022 and 2021, respectively.

Derivative assets are carried at fair value and reported as a component of other investments. See Note 5, Derivative Financial Instruments, for further details. Certain sponsored investment funds are also carried at fair value and reported as a component of other investments, with changes in fair value included in net realized capital gains (losses) on our consolidated statements of operations. The fair value of these funds was $617.8 million and $801.4 million as of December 31, 2022 and 2021, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

4. Investments – (continued)

Securities Posted as Collateral

As of December 31, 2022 and 2021, we posted $6,411.0 million and $5,195.9 million, respectively, in commercial mortgage loans and residential first lien mortgages to satisfy collateral requirements associated with our obligation under funding agreements with Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, as of December 31, 2022 and 2021, we posted $3,569.7 million and $2,589.3 million, respectively, in fixed maturities, available-for-sale and trading securities to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant (“FCM”) agreements, a lending arrangement and our obligation under funding agreements with FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as mortgage loans, fixed maturities, available-for-sale and fixed maturities, trading, respectively, on our consolidated statements of financial position. Of the securities posted as collateral, as of December 31, 2022 and 2021, $503.8 million and $186.0 million, respectively, could be sold or repledged by the secured party.

Balance Sheet Offsetting

Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	assets (1)	instruments (2)	received	Net amount

	(in millions)
December 31, 2022
Derivative assets	$321.0	$(135.7)	$(151.9)	$33.4
Reverse repurchase agreements	124.4	—	(124.4)	—
Total	$445.4	$(135.7)	$(276.3)	$33.4
December 31, 2021
Derivative assets	$337.1	$(100.1)	$(229.7)	$7.3
Reverse repurchase agreements	16.4	—	(16.4)	—
Total	$353.5	$(100.1)	$(246.1)	$7.3
(1)	The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents, respectively, on the consolidated statements of financial position. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

4. Investments – (continued)

Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	liabilities (1)	instruments (2)	pledged	Net amount

	(in millions)
December 31, 2022
Derivative liabilities	$634.2	$(135.7)	$(485.1)	$13.4
December 31, 2021
Derivative liabilities	$225.3	$(100.1)	$(115.2)	$10.0
(1)	The gross amount of recognized derivative liabilities is reported with other liabilities on the consolidated statements of financial position. The above excludes derivative liabilities, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amounts of derivative liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative assets that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative liabilities for presentation on the consolidated statements of financial position.

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

Repurchase and reverse repurchase agreements include provisions to setoff other repurchase and reverse repurchase balances with the same counterparty. Repurchase and reverse repurchase agreements also include collateral provisions with the counterparties. For reverse repurchase agreements we require the counterparties to pledge collateral with a value greater than the amount of cash transferred. We have the right but do not sell or repledge collateral received in reverse repurchase agreements. Repurchase agreements are structured as secured borrowings for all counterparties. We pledge fixed maturities available-for-sale, which the counterparties have the right to sell or repledge. Interest incurred on repurchase agreements is reported as part of operating expenses on the consolidated statements of operations. Net proceeds related to repurchase agreements are reported as a component of financing activities on the consolidated statements of cash flows. We did not have any outstanding repurchase agreements as of December 31, 2022 and December 31, 2021.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

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

Interest rate swaps are contracts in which we agree with other parties to exchange, at specified intervals, the difference between fixed rate and/or floating rate interest amounts based upon designated market rates or rate indices and an agreed upon notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by any party. Cash is paid or received based on the terms of the swap. We use interest rate swaps primarily to more closely match the interest rate characteristics of assets and liabilities and to mitigate the risks arising from timing mismatches between assets and liabilities (including duration mismatches). We also use interest rate swaps to hedge against changes in the value of assets we anticipate acquiring and other anticipated transactions and commitments. Interest rate swaps are used to hedge against changes in the value of the guaranteed minimum withdrawal benefit (“GMWB”) liability. The GMWB rider on our variable annuity products provides for guaranteed minimum withdrawal benefits regardless of the actual performance of various equity and/or fixed income funds available with the product. Additionally, we utilize interest rate swaps to replicate the returns of floating rate assets.

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

December 31, 2022

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

December 31, 2022

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

December 31, 2022

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

We posted $750.9 million and $240.8 million in cash and securities under collateral arrangements as of December 31, 2022 and December 31, 2021, respectively, to satisfy collateral and initial margin requirements associated with our derivative credit support agreements and FCM agreements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of December 31, 2022 and December 31, 2021, was $632.6 million and $146.3 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral provisions, we posted collateral and initial margin of $750.9 million and $240.8 million as of December 31, 2022 and December 31, 2021, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2022, we would be required to post an additional $89.6 million of collateral to our counterparties.

As of December 31, 2022 and December 31, 2021, we had received $148.8 million and $214.9 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

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

	December 31, 2022	December 31, 2021

	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$52,249.9	$47,927.4
Interest rate options	4,418.9	2,373.9
Interest rate forwards	2,527.5	2,181.6
Interest rate futures	877.5	1,774.5
Foreign exchange contracts:
Currency swaps	1,634.7	1,242.7
Currency forwards	1,123.1	1,043.6
Equity contracts:
Equity options	2,049.3	2,378.2
Equity futures	574.1	150.4
Credit contracts:
Credit default swaps	400.0	295.0
Other contracts:
Embedded derivatives	31,071.2	10,060.8
Total notional amounts at end of period	$96,926.2	$69,428.1

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$64.2	$205.9
Interest rate options	41.7	24.5
Interest rate forwards	0.1	15.3
Foreign exchange contracts:
Currency swaps	171.1	51.1
Currency forwards	34.0	11.3
Equity contracts:
Equity options	16.5	37.3
Credit contracts:
Credit default swaps	3.6	2.7
Total gross credit exposure	331.2	348.1
Less: collateral received	191.9	244.6
Net credit exposure	$139.3	$103.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

5. Derivative Financial Instruments – (continued)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$20.0	$4.1	$105.1	$19.0
Foreign exchange contracts	134.6	48.4	19.7	17.6
Total derivatives designated as hedging instruments	$154.6	$52.5	$124.8	$36.6

Derivatives not designated as hedging instruments
Interest rate contracts	$81.1	$233.4	$439.9	$13.0
Foreign exchange contracts	65.9	11.3	21.9	83.3
Equity contracts	16.5	37.3	45.6	90.9
Credit contracts	3.5	2.6	2.0	2.2
Other contracts	—	—	(3,684.6)	356.3
Total derivatives not designated as hedging instruments	167.0	284.6	(3,175.2)	545.7

Total derivative instruments	$321.6	$337.1	$(3,050.4)	$582.3
(1)	The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.
(2)	The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivatives with a net liability fair value of $(31.8) million and $356.3 million as of December 31, 2022 and December 31, 2021, respectively, are reported with contractholder funds on the consolidated statements of financial position. Embedded derivatives with a net (asset) liability fair value of $(3,652.8) million as of December 31, 2022, are reported with funds withheld payable on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also may have purchased credit protection with identical underlyings to certain of our sold protection transactions. As of December 31, 2022 and December 31, 2021, we did not purchase credit protection relating to our sold protection transactions. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

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

	December 31, 2022
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)

	(in millions)
Single name credit default swaps
Corporate debt
A	$40.0	$0.4	$40.0	2.5
BBB	190.0	2.2	190.0	3.1
BB	20.0	(0.2)	20.0	4.5
Sovereign
A	20.0	0.2	20.0	2.5
Total credit default swap protection sold	$270.0	$2.6	$270.0	3.1

	December 31, 2021
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)

	(in millions)
Single name credit default swaps
Corporate debt
A	$20.0	$0.4	$20.0	3.5
BBB	110.0	1.7	110.0	3.0
Sovereign
A	20.0	0.5	20.0	3.5
Total credit default swap protection sold	$150.0	$2.6	$150.0	3.1

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

December 31, 2022

5. Derivative Financial Instruments – (continued)

The following amounts were recorded on the consolidated statements of financial position related to cumulative basis adjustments for fair value hedges. The amortized cost includes the amortized cost basis and the fair value hedging basis adjustment.

			Cumulative amount of fair
			value hedging basis adjustment
Line item in the consolidated statements			increase/(decrease) included in the
of financial position in which the	Amortized cost of hedged item		amortized cost of the hedged item
hedged item is included	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

	(in millions)
Fixed maturities, available-for-sale (1):
Active hedging relationships	$3,498.6	$1,859.9	$(153.4)	$(7.1)
Discontinued hedging relationships	48.8	79.7	1.3	2.8
Total fixed maturities, available-for-sale in active or discontinued hedging relationships	$3,547.4	$1,939.6	$(152.1)	$(4.3)
(1)	These amounts include the amortized cost basis of closed portfolios used to designate last-of-layer hedging relationships in which the hedged last layer amount is expected to remain at the end of the hedging relationship. As of December 31, 2022 and December 31, 2021, the amortized cost basis of the closed portfolios used in these hedging relationships was $3,256.9 million and $1,390.4 million, respectively, the cumulative basis adjustments associated with these hedging relationships was $(102.4) million and $(3.9) million, respectively, and the amount of the designated hedged items were $1,110.0 million and $510.0 million, respectively.

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

The maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 4.2 years. As of December 31, 2022, we had $102.1 million of net losses reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from AOCI into net income.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

5. Derivative Financial Instruments – (continued)

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of financial position.

		Amount of gain (loss) recognized in AOCI on derivatives
Derivatives in cash flow		for the year ended December 31,
hedging relationships	Related hedged item	2022	2021	2020

		(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$(102.1)	$—	$(3.0)
Interest rate contracts	Investment contracts	15.9	4.1	—
Foreign exchange contracts	Fixed maturities, available-for-sale	84.2	53.4	(37.1)
Total		$(2.0)	$57.5	$(40.1)

We expect to reclassify net gains of $18.7 million from AOCI into net income in the next 12 months, which includes both net deferred gains on discontinued hedges and net gains on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

5. Derivative Financial Instruments – (continued)

Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations

The following tables show the effect of derivatives in fair value and cash flow hedging relationships and the related hedged items on the consolidated statements of operations.

	For the year ended December 31, 2022
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	(losses) related to	expenses
	of fixed	hedges of fixed	related to
	maturities,	maturities,	hedges of
	available-	available-	investment
	for-sale	for-sale	contracts

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$3,830.4	$(258.4)	$6,370.8

Gains on fair value hedging relationships:
Interest rate contracts:
Loss recognized on hedged item	$(154.4)	$—	$—
Gain recognized on derivatives	151.6	—	—
Amortization of hedged item basis adjustments	(1.3)	—	—
Amounts related to periodic settlements on derivatives	5.2	—	—
Total gain recognized for fair value hedging relationships	$1.1	$—	$—

Gains on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$9.0	$—	$(0.1)
Gain reclassified from AOCI as a result that a forecasted transaction is no longer probable of occurring	—	18.5	—
Amounts related to periodic settlements on derivatives	—	—	3.7

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	0.6	—
Amounts related to periodic settlements on derivatives	14.5	—	—
Total gain recognized for fair value hedging relationships	$23.5	$19.1	$3.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

5. Derivative Financial Instruments – (continued)

	For the year ended December 31, 2021
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	related to	expenses
	of fixed	hedges of fixed	related to
	maturities,	maturities,	hedges of
	available-	available-	investment
	for-sale	for-sale	contracts

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$4,406.1	$2.5	$7,097.0

Losses on fair value hedging relationships:
Interest rate contracts:
Loss recognized on hedged item	$(28.7)	$—	$—
Gain recognized on derivatives	28.6	—	—
Amortization of hedged item basis adjustments	(1.8)	—	—
Amounts related to periodic settlements on derivatives	(10.0)	—	—
Total loss recognized for fair value hedging relationships	$(11.9)	$—	$—

Gains (losses) on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$15.4	$—	$(0.1)
Gain reclassified from AOCI as a result that a forecasted transaction is no longer probable of occurring	—	1.0	—
Amounts related to periodic settlements on derivatives	—	—	(0.4)

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	9.2	—
Amounts related to periodic settlements on derivatives	9.6	—	—
Total gain (loss) recognized for fair value hedging relationships	$25.0	$10.2	$(0.5)

	For the year ended December 31, 2020
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	related to	expenses
	of fixed	hedges of fixed	related to
	maturities,	maturities,	hedges of
	available-	available-	investment
	for-sale	for-sale	contracts

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$3,890.6	$302.6	$8,281.5

Losses on fair value hedging relationships:
Interest rate contracts:
Gain recognized on hedged item	$3.3	$—	$—
Loss recognized on derivatives	(3.8)	—	—
Amortization of hedged item basis adjustments	(2.5)	—	—
Amounts related to periodic settlements on derivatives	(6.2)	—	—
Total loss recognized for fair value hedging relationships	$(9.2)	$—	$—

Gains (losses) on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$18.1	$2.7	$(0.1)
Gain reclassified from AOCI as a result that a forecasted transaction is no longer probable of occurring	—	0.1	—

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	6.3	—
Amounts related to periodic settlements on derivatives	8.2	—	—
Total gain (loss) recognized for fair value hedging relationships	$26.3	$9.1	$(0.1)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

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

	Amount of gain recognized
	in AOCI on derivatives
	for the year ended December 31,
Derivatives in net investment hedging relationships	2022	2021	2020

	(in millions)
Foreign exchange contracts	$1.5	$2.9	$7.9
Total	$1.5	$2.9	$7.9

	Amount of gain reclassified from AOCI into
	net realized capital gains (losses)
	for the year ended December 31,
Derivatives in net investment hedging relationships	2022	2021	2020

	(in millions)
Foreign exchange contracts	$—	$—	$(7.1)
Total	$—	$—	$(7.1)

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

	Amount of gain (loss) recognized in
	net income on derivatives for the
	year ended December 31,
Derivatives not designated as hedging instruments	2022	2021	2020

	(in millions)
Interest rate contracts	$(317.7)	$(46.6)	$346.5
Foreign exchange contracts	83.7	(121.9)	54.7
Equity contracts	20.7	(81.5)	(96.6)
Credit contracts	0.1	0.1	1.8
Other contracts (1)	4,033.1	103.7	(255.5)
Total	$3,819.9	$(146.2)	$50.9
(1)	Includes the change in fair value of the funds withheld embedded derivative.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

6. Closed Block

In connection with the 1998 MIHC formation, Principal Life formed a Closed Block to provide reasonable assurance to policyholders included therein that, after the formation of the MIHC, assets would be available to maintain dividends in aggregate in accordance with the 1997 policy dividend scales, if the experience underlying such scales continued. Assets of Principal Life were allocated to the Closed Block in an amount that produces cash flows which, together with anticipated revenue from policies and contracts included in the Closed Block, were expected to be sufficient to support the Closed Block policies. This includes, but is not limited to, provisions for payment of claims, certain expenses, charges and taxes, and to provide for continuation of policy and contract dividends in aggregate in accordance with the 1997 dividend scales, if the experience underlying such scales continues, and to allow for appropriate adjustments in such scales, if such experience changes. Due to adjustable life policies being included in the Closed Block, the Closed Block is charged with amounts necessary to properly fund for certain adjustments, such as face amount and premium increases, that are made to these policies after the Closed Block inception date. These amounts are referred to as Funding Adjustment Charges.

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

A policyholder dividend obligation (“PDO”) is required to be established for higher than expected earnings in the Closed Block that will need to be paid as dividends unless future performance of the Closed Block is less favorable than originally expected. A model of the Closed Block was established to produce the pattern of expected earnings, assets and liabilities in the Closed Block. These projections are utilized to determine ratios that will allow us to compare actual cumulative earnings to expected cumulative earnings and determine the amount of the PDO. As of December 31, 2022 and 2021, the PDO was $0.0 million and $210.7 million, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

6. Closed Block – (continued)

Closed Block liabilities and assets designated to the Closed Block were as follows:

	December 31, 2022	December 31, 2021

	(in millions)
Closed Block liabilities
Future policy benefits and claims	$3,128.1	$3,286.0
Other policyholder funds	5.1	5.3
Policyholder dividends payable	168.2	176.6
Policyholder dividend obligation	—	210.7
Other liabilities	24.9	8.8
Total Closed Block liabilities	3,326.3	3,687.4

Assets designated to the Closed Block
Fixed maturities, available-for-sale	1,690.2	2,191.6
Fixed maturities, trading	2.0	2.4
Equity securities	0.8	1.0
Mortgage loans	544.9	554.9
Policy loans	407.4	425.2
Other investments	62.2	48.4
Total investments	2,707.5	3,223.5
Cash and cash equivalents	62.0	19.7
Accrued investment income	30.3	32.6
Reinsurance recoverable and deposit receivable	3.9	5.1
Premiums due and other receivables	4.1	3.3
Deferred tax asset	62.0	24.6
Other assets	0.1	—
Total assets designated to the Closed Block	2,869.9	3,308.8
Excess of Closed Block liabilities over assets designated to the Closed Block	456.4	378.6
Amounts included in accumulated other comprehensive income	(111.9)	0.6
Maximum future earnings to be recognized from Closed Block assets and liabilities	$344.5	$379.2

Closed Block revenues and expenses were as follows:

	For the year ended December 31,
	2022	2021	2020

	(in millions)
Revenues
Premiums and other considerations	$178.0	$196.1	$217.6
Net investment income	129.1	137.6	143.6
Net realized capital gains (losses)	(21.2)	(4.6)	16.0
Total revenues	285.9	329.1	377.2
Expenses
Benefits, claims and settlement expenses	184.3	212.0	212.8
Dividends to policyholders	92.5	92.6	117.8
Operating expenses	2.2	2.3	2.7
Total expenses	279.0	306.9	333.3
Closed Block revenues, net of Closed Block expenses, before income taxes	6.9	22.2	43.9
Income taxes	0.7	3.9	8.4
Closed Block revenues, net of Closed Block expenses and income taxes	6.2	18.3	35.5
Funding adjustments and other transfers	28.5	(4.0)	(2.2)
Closed Block revenues, net of Closed Block expenses, income taxes and funding adjustments	$34.7	$14.3	$33.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

6. Closed Block – (continued)

The change in maximum future earnings of the Closed Block was as follows:

	For the year ended December 31,
	2022	2021	2020

	(in millions)
Beginning of year	$379.2	$393.5	$426.9
Effects of implementation of accounting changes (1)	—	—	0.1
End of year	344.5	379.2	393.5
Change in maximum future earnings	$(34.7)	$(14.3)	$(33.3)
(1)	Includes the effects of implementation of accounting changes related to credit losses in 2020.

Principal Life charges the Closed Block with U.S. federal income taxes, payroll taxes, state and local premium taxes and other state or local taxes, licenses and fees as provided in the plan of reorganization.

7. Deferred Acquisition Costs

Acquisition costs deferred and amortized were as follows:

	For the year ended December 31,
	2022	2021	2020

	(in millions)
Balance at beginning of year	$3,757.5	$3,409.7	$3,521.3
Costs deferred during the year	379.0	461.4	457.0
Amortized to expense during the year (1)	(384.4)	(285.4)	(388.1)
Adjustment related to unrealized (gains) losses on available-for-sale securities and derivative instruments (2)	934.8	171.8	(180.5)
Balance at end of year	$4,686.9	$3,757.5	$3,409.7
(1)	Includes adjustments for revisions to estimated gross profits. Amortization for the year ended December 31, 2022, includes the impact from re-cohorting. Refer to Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Actuarial Balance Re-Cohorting” for further details.
(2)	The adjustment for the year ended December 31, 2022, includes the impact from re-cohorting. Refer to Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Actuarial Balance Re-Cohorting” for further details.

8. Insurance Liabilities

Contractholder Funds

Major components of contractholder funds in the consolidated statements of financial position were as follows:

	December 31,
	2022	2021

	(in millions)
Liabilities for investment contracts:
Liabilities for individual annuities	$7,739.3	$10,652.3
GICs	13,787.7	12,206.0
Funding agreements	12,318.7	11,685.5
Other investment contracts	1,493.4	1,593.5
Total liabilities for investment contracts	35,339.1	36,137.3
Universal life and other reserves	7,438.2	7,460.7
Total contractholder funds	$42,777.3	$43,598.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

8. Insurance Liabilities – (continued)

Our GICs and funding agreements contain provisions limiting or prohibiting early surrenders, which typically include penalties for early surrenders, minimum notice requirements or, in the case of funding agreements with survivor options, minimum pre-death holding periods and specific maximum amounts.

Funding agreements include those issued directly to nonqualified institutional investors and those issued to the FHLB Des Moines under their membership funding programs. As of December 31, 2022 and 2021, $4,275.5 million and $4,252.4 million, respectively, of liabilities were outstanding with respect to issuances under the program with FHLB Des Moines. In addition, we have five separate programs where the funding agreements have been issued directly or indirectly to unconsolidated special purpose entities. Claims for principal and interest under funding agreements are afforded equal priority to claims of life insurance and annuity policyholders under insolvency provisions of Iowa Insurance Laws.

Principal Life was authorized to issue up to $4.0 billion of funding agreements under a program established in 1998 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. As of December 31, 2022 and 2021, $75.6 million and $75.0 million, respectively, of liabilities were outstanding with respect to the issuance outstanding under this program.

In addition, Principal Life was authorized to issue up to $7.0 billion of funding agreements under a program established in 2001 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. The unaffiliated entity is an unconsolidated special purpose entity. As of December 31, 2022 and 2021, $201.9 million and $201.8 million, respectively, of liabilities were being held with respect to issuances outstanding under this program. Principal Life does not anticipate any new issuance activity under this program, given our December 2005 termination of the dealership agreement for this program and the availability of the program established in 2011 described below.

Additionally, Principal Life was authorized to issue up to $5.0 billion of funding agreements under a program that was originally established in 2011 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. The unaffiliated entity is an unconsolidated special purpose entity. In June 2015, this program was amended to authorize issuance of up to an additional $4.0 billion. In November 2017, this program was amended to authorize issuance of up to an additional $4.0 billion. In February 2021, this program was amended to authorize issuance of up to an additional $4.0 billion. As of December 31, 2022 and 2021, $7,765.7 million and $7,156.3 million, respectively, of liabilities were being held with respect to issuances outstanding under this program. Principal Life’s payment obligations on each funding agreement issued under this program are guaranteed by PFG. The program established in 2011 is not registered with the United States Securities and Exchange Commission (“SEC”).

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

8. Insurance Liabilities – (continued)

Liability for Unpaid Claims

The liability for unpaid claims is reported in future policy benefits and claims within our consolidated statements of financial position. Activity associated with unpaid claims was as follows:

	For the year ended December 31,
	2022	2021	2020

	(in millions)
Balance at beginning of year	$2,659.4	$2,534.9	$2,365.5
Less: reinsurance recoverable	442.1	436.9	403.8
Net balance at beginning of year	2,217.3	2,098.0	1,961.7
Incurred:
Current year	1,664.2	1,572.5	1,376.8
Prior years	32.1	7.2	26.6
Total incurred	1,696.3	1,579.7	1,403.4
Payments:
Current year	1,093.2	1,025.0	863.8
Prior years	465.4	435.4	403.3
Total payments	1,558.6	1,460.4	1,267.1
Net balance at end of year	2,355.0	2,217.3	2,098.0
Plus: reinsurance recoverable	478.1	442.1	436.9
Balance at end of year	$2,833.1	$2,659.4	$2,534.9

Amounts not included in the rollforward above:
Claim adjustment expense liabilities	$59.7	$59.5	$57.8

Incurred liability adjustments relating to prior years, which affected current operations during 2022, 2021 and 2020, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid claims.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

8. Insurance Liabilities – (continued)

LTD and Group Life Waiver Claims

											Incurred	Cumulative
											but not	number of
											reported	reported
	Net incurred claims (1)										claims	claims

	December 31,
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	2022	2022

	($ in millions)
Incurral
year
2013	$219.3	$203.3	$188.4	$190.7	$182.3	$179.5	$177.1	$173.4	$174.5	$174.5	$0.1	7,051
2014		242.2	231.4	214.4	218.1	206.2	201.9	202.0	199.3	199.8	0.1	7,604
2015			231.0	227.2	217.2	215.3	208.2	210.0	211.8	210.5	0.1	7,181
2016				229.8	228.4	219.4	219.5	214.4	218.7	221.9	0.1	6,167
2017					238.4	239.7	243.1	245.8	245.2	246.5	0.1	6,082
2018						239.4	245.1	239.2	239.8	235.3	0.1	5,774
2019							255.2	248.4	240.4	240.2	5.7	5,945
2020								252.1	231.0	221.1	8.4	5,913
2021									259.7	244.5	4.0	5,484
2022										274.3	109.8	3,422
Total net incurred claims										$2,268.6

	Net cumulative paid claims (1)
	December 31,
	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022

	(in millions)
Incurral
year
2013	$12.5	$55.0	$81.4	$97.0	$106.4	$116.4	$123.2	$129.0	$134.9	$139.6
2014		16.1	66.0	96.3	111.8	122.3	132.4	140.8	147.2	153.3
2015			16.9	67.0	98.0	114.6	126.8	137.1	146.5	154.0
2016				16.2	70.6	105.6	124.9	136.8	147.2	157.1
2017					17.8	76.5	115.0	135.9	151.7	165.4
2018						20.1	79.9	115.7	135.7	150.3
2019							19.2	79.7	117.5	136.4
2020								20.6	78.8	113.1
2021									19.8	79.0
2022										19.6
Total net paid claims										1,267.8
All outstanding liabilities for unpaid claims prior to 2013 net of reinsurance										239.5
Total outstanding liabilities for unpaid claims net of reinsurance										$1,240.3
(1)	2013-2021 unaudited.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

8. Insurance Liabilities – (continued)

Dental, Vision, STD, Critical Illness, Accident and PFML Claims

			Incurred	Cumulative
			but not	number of
			reported	reported
	Net incurred claims (1)		claims	claims

	December 31,
	2021	2022	2022	2022

	($ in millions)
Incurral year
2021	$826.0	$814.1	$—	3,749,753
2022		924.4	56.5	4,114,456
Total net incurred claims		$1,738.5

	Net cumulative
	paid claims (1)
	December 31,
	2021	2022

	(in millions)
Incurral year
2021	$753.4	$813.3
2022		845.5
Total net paid claims		1,658.8
All outstanding liabilities for unpaid claims prior to 2021 net of reinsurance		—
Total outstanding liabilities for unpaid claims net of reinsurance		$79.7
(1)	2021 unaudited.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

8. Insurance Liabilities – (continued)

Group Life Claims

			Incurred	Cumulative
			but not	number of
			reported	reported
	Net incurred claims (1)		claims	claims

	December 31,
	2021	2022	2022	2022

	($ in millions)
Incurral year
2021	$317.6	$321.5	$0.8	7,079
2022		279.3	24.7	5,368
Total net incurred claims		$600.8

	Net cumulative
	paid claims (1)
	December 31,
	2021	2022

	(in millions)
Incurral year
2021	$243.9	$314.3
2022		218.3
Total net paid claims		532.6
All outstanding liabilities for unpaid claims prior to 2021 net of reinsurance		5.0
Total outstanding liabilities for unpaid claims net of reinsurance		$73.2
(1)	2021 unaudited.

Reconciliation of Unpaid Claims to Liability for Unpaid Claims

Our reconciliation of net outstanding liabilities for unpaid claims of short-duration contracts to the liability for unpaid claims follows:

	December 31, 2022
		Dental, Vision, STD,
	LTD and Group Life	Critical Illness,
	Waiver	Accident and PFML	Group Life	Consolidated

	(in millions)
Net outstanding liabilities for unpaid claims	$1,240.3	$79.7	$73.2	$1,393.2

Reconciling items:
Reinsurance recoverable on unpaid claims	45.3	—	0.4	45.7
Impact of discounting	(209.4)	—	—	(209.4)
Liability for unpaid claims - short-duration contracts	$1,076.2	$79.7	$73.6	1,229.5
Insurance contracts other than short-duration				1,603.6
Liability for unpaid claims				$2,833.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

8. Insurance Liabilities – (continued)

Claim Duration and Payout

Our historical average percentage of claims paid in each year from incurral was as follows:

	December 31, 2022 (1)
		Dental, Vision, STD,
	LTD and Group Life	Critical Illness,
Year	Waiver	Accident and PFML	Group Life
1	7.9%	91.8%	79.6%
2	24.7	8.0	18.5
3	15.4
4	8.3
5	5.8
6	5.2
7	4.3
8	3.4
9	3.2
10	2.6
(1)	Unaudited.

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

				Dental, Vision, STD,
	LTD and Group Life			Critical Illness,
	Waiver			Accident and PFML			Group Life

	($ in millions)
Carrying amount of liabilities for unpaid claims
December 31, 2022			$1,076.2			$79.7			$73.6
December 31, 2021			1,057.5			73.1			80.2
Range of discount rates
December 31, 2022	2.8	-	7.0%	—	-	—%	—	-	—%
December 31, 2021	2.8	-	7.0	—	-	—	—	-	—
Aggregate amount of discount
December 31, 2022			$209.4			$—			$—
December 31, 2021			208.0			—			—
Interest accretion
For the year ended:
December 31, 2022			$33.0			$—			$—
December 31, 2021			33.8			—			—
December 31, 2020			33.9			—			—

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

9. Reinsurance

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

We are contingently liable with respect to reinsurance ceded to other companies in the event the reinsurer is unable to meet the obligations it has assumed. As of December 31, 2022, and December 31, 2021, we had $14,128.7 million and $1,186.5 million of net ceded reinsurance recoverables, respectively, which does not reflect potentially offsetting impacts of collateral. As of December 31, 2022, and December 31, 2021, $13,660.1 million, or 99.7%, and $578.0 million, or 95.5%, were with our five largest ceded reinsurers, respectively.

The effects of reinsurance on premiums and other considerations and policy and contract benefits were as follows:

	For the year ended December 31,
	2022	2021	2020

	(in millions)
Premiums and other considerations:
Direct	$5,796.1	$5,492.1	$6,647.1
Ceded	(456.4)	(650.6)	(609.7)
Net premiums and other considerations	$5,339.7	$4,841.5	$6,037.4

Benefits, claims and settlement expenses:
Direct	$7,947.0	$7,766.2	$8,810.1
Ceded	(1,576.2)	(669.2)	(528.6)
Net benefits, claims and settlement expenses	$6,370.8	$7,097.0	$8,281.5

As of December 31, 2022, we had a $7,900.9 million reinsurance deposit receivable.

Refer to Note 4, Investments, for information on our financing receivables valuation allowance related to the reinsurance recoverable and deposit receivable.

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

	December 31, 2022	December 31, 2021

	(in millions)
Cost of reinsurance asset	$3,689.2	$46.5

Cost of reinsurance liability	$84.2	$22.1

Cost of reinsurance amortization of $84.5 million, $(18.0) million and $67.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, was reported in benefits, claims and settlement expenses on the consolidated statements of operations.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

9. Reinsurance – (continued)

Funds Withheld

The following assets were held in support of our reserves associated with our coinsurance with funds withheld agreement and are reported in the line items shown on the consolidated statements of financial position.

December 31, 2022
(in millions)
Fixed maturities, available-for-sale	$15,693.5
Fixed maturities, trading	100.8
Equity securities	11.0
Mortgage loans	2,810.8
Other investments	179.8
Cash and cash equivalents	1,762.9
Accrued interest income	178.7
Net other liabilities	(33.6)
Net assets	$20,703.9

Certain assets are reported at amortized cost while the fair value of those assets is reflected in the funds withheld payable. We had a $20,436.1 million funds withheld payable as of December 31, 2022, which was net of a $3,652.8 million embedded derivative asset. The change in fair value of the embedded derivative was a gain of $3,652.8 million, $0.0 million and $0.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Following are the components of net investment income on the funds withheld assets that were passed to Talcott Life & Annuity Re.

For the year ended
December 31, 2022
(in millions)
Fixed maturities, available-for-sale	$745.9
Fixed maturities, trading	2.0
Equity securities	0.6
Mortgage loans	98.4
Cash and cash equivalents	18.2
Other	4.8
Total	869.9
Investment expenses	(20.5)
Net investment income	$849.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

9. Reinsurance – (continued)

Following are the components of net realized capital gains (losses) on the funds withheld assets that were passed to Talcott Life & Annuity Re.

For the year ended
December 31, 2022
(in millions)
Fixed maturities, available-for-sale	$(235.5)
Fixed maturities, trading	(6.4)
Equity securities	(2.4)
Mortgage loans	(24.8)
Derivatives	2.7
Other	3.3
Net realized capital losses	$(263.1)

10. Debt

Short-Term Debt

The components of short-term debt were as follows:

			December 31, 2022
	Financing			Short-term debt
Obligor/Applicant	structure	Maturity	Capacity	outstanding

			(in millions)
Principal Life	Credit facility	October 2027	$800.0	$—
	Unsecured
Principal International Chile (1)	lines of credit		136.9	80.7
Total			$936.9	$80.7

			December 31, 2021
	Financing			Short-term debt
Obligor/Applicant	structure	Maturity	Capacity	outstanding

			(in millions)
PFG, PFS and Principal Life as co-borrowers	Credit facility	November 2023	$600.0	$—
PFG, PFS, Principal Life and Principal Financial
Services V (UK) Ltd as co-borrowers	Credit facility	November 2023	200.0	—
	Unsecured
Principal International Chile (1)	lines of credit		145.6	79.8
Total			$945.6	$79.8
(1)	The unsecured lines of credit can be used for repurchase agreements or other borrowings. Each line has a maturity of less than one year.

Our revolving credit facilities are committed and available for general corporate purposes. These credit facilities also provide 100% back-stop support for our commercial paper program, of which we had no outstanding balances as of December 31, 2022 and 2021. The weighted-average interest rate on short-term borrowings as of December 31, 2022 and 2021, was 6.0% and 3.2%, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

10. Debt – (continued)

Long-Term Debt

The components of long-term debt were as follows:

	December 31, 2022
	Principal	Net unamortized discount, premium and debt issuance costs	Carrying amount

	(in millions)
3.125% notes payable, due 2023	$300.0	$(0.1)	$299.9
3.4% notes payable, due 2025	400.0	(1.2)	398.8
3.1% notes payable, due 2026	350.0	(1.4)	348.6
3.7% notes payable, due 2029	500.0	(4.3)	495.7
2.125% notes payable, due 2030	600.0	(3.6)	596.4
6.05% notes payable, due 2036	505.6	(2.3)	503.3
4.625% notes payable, due 2042	300.0	(2.9)	297.1
4.35% notes payable, due 2043	300.0	(3.0)	297.0
4.3% notes payable, due 2046	300.0	(3.1)	296.9
Floating rate notes payable, due 2055	400.0	(4.5)	395.5
Non-recourse mortgages and notes payable	67.1	0.7	67.8
Total long-term debt	$4,022.7	$(25.7)	$3,997.0

	December 31, 2021
	Principal	Net unamortized discount, premium and debt issuance costs	Carrying amount

	(in millions)
3.3% notes payable, due 2022	$300.0	$(0.3)	$299.7
3.125% notes payable, due 2023	300.0	(0.4)	299.6
3.4% notes payable, due 2025	400.0	(1.7)	398.3
3.1% notes payable, due 2026	350.0	(1.9)	348.1
3.7% notes payable, due 2029	500.0	(5.0)	495.0
2.125% notes payable, due 2030	600.0	(4.1)	595.9
6.05% notes payable, due 2036	505.6	(2.3)	503.3
4.625% notes payable, due 2042	300.0	(3.0)	297.0
4.35% notes payable, due 2043	300.0	(3.0)	297.0
4.3% notes payable, due 2046	300.0	(3.1)	296.9
Floating rate notes payable, due 2055	400.0	(4.6)	395.4
Non-recourse mortgages and notes payable	53.7	0.3	54.0
Total long-term debt	$4,309.3	$(29.1)	$4,280.2

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

December 31, 2022

10. Debt – (continued)

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

On May 7, 2015, we issued $400.0 million of senior notes. The notes bear interest at 3.4% and will mature in 2025. Interest on the notes is payable semi-annually on May 15 and November 15 each year, beginning on November 15, 2015. In addition, on May 7, 2015, we issued $400.0 million of junior subordinated notes, which are subordinated to all our senior debt. The notes became callable in 2020 and have a maturity date in 2055. The notes initially bore a fixed rate of interest at 4.7% and converted to a floating rate at the date the notes became callable. Interest on the notes was payable semi-annually on May 15 and November 15 each year. After the call date the notes bear interest at 3-month LIBOR plus 3.044%, reset quarterly and payable in arrears in February, May, August and November each year. We have the right to defer interest payments on the junior subordinated notes for up to 5 years without resulting in a default, during which time interest will be compounded. The proceeds from these notes were used to redeem preferred stock, with the remainder available for general corporate purposes.

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

On September 5, 2012, we issued $600.0 million of senior notes. We issued a $300.0 million series of notes that bear interest at 3.3% and matured in 2022 and a $300.0 million series of notes that bear interest at 4.625% and will mature in 2042. Interest on the notes is payable semi-annually on March 15 and September 15 each year, beginning on March 15, 2013. The proceeds were used for the repayment of the $400.0 million aggregate principal amount of notes due in 2014 and to partially fund our acquisition of Cuprum.

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

The non-recourse mortgages and notes payable are primarily financings for real estate developments. Outstanding principal balances as of December 31, 2022, ranged from $3.0 million to $15.9 million per development with interest rates ranging from 3.5% to 4.8%. Outstanding principal balances as of December 31, 2021, ranged from $3.1 million to $14.4 million per development with interest rates ranging from 3.5% to 4.8%. Outstanding debt is secured by the underlying real estate properties, which were reported as real estate on our consolidated statements of financial position with a carrying value of $317.6 million and $198.3 million as of December 31, 2022 and 2021, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

10. Debt – (continued)

As of December 31, 2022, future annual maturities of long-term debt were as follows (in millions):

Year ending December 31:
2023	$325.2
2024	32.8
2025	399.2
2026	355.1
2027	0.1
Thereafter	2,884.6
Total future maturities of long-term debt	$3,997.0

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

11. Income Taxes

Income Taxes (Benefits)

Our income taxes (benefits) were as follows:

	For the year ended December 31,
	2022	2021	2020

	(in millions)
Current income taxes (benefits):
U.S. federal	$(56.3)	$110.3	$15.8
State	20.7	19.4	5.0
Foreign	53.6	38.3	55.4
Tax benefit of operating loss carryforward	(9.5)	(1.2)	(3.3)
Total current income taxes	8.5	166.8	72.9
Deferred income taxes (benefits):
U.S. federal	1,201.3	154.6	143.6
State	8.0	16.6	11.5
Foreign	(9.9)	(11.8)	37.0
Total deferred income taxes	1,199.4	159.4	192.1
Income taxes	$1,207.9	$326.2	$265.0

Our income before income taxes was as follows:

	For the year ended December 31,
	2022	2021	2020

	(in millions)
Domestic	$5,821.5	$1,889.1	$1,323.2
Foreign	238.6	194.5	370.3
Total income before income taxes	$6,060.1	$2,083.6	$1,693.5

Effective Income Tax Rate

Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate was as follows:

	For the year ended December 31,
	2022	2021	2020
U.S. corporate income tax rate	21%	21%	21%
Dividends received deduction	(1)	(4)	(4)
Tax credits	(1)	(2)	(3)
Impact of equity method presentation	—	(1)	(1)
Global Intangible Low-Taxed Income	1	—	—
State income taxes	—	1	1
Other	—	1	2
Effective income tax rate	20%	16%	16%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

11. Income Taxes – (continued)

Unrecognized Tax Benefits

Our changes in unrecognized tax benefits were as follows:

	For the year ended December 31,
	2022	2021	2020

	(in millions)
Balance at beginning of period	$45.5	$46.9	$61.6
Additions based on tax positions related to the current year	—	1.8	1.3
Additions for tax positions of prior years	—	—	17.4
Reductions for tax positions related to the current year	(3.3)	(3.2)	(3.2)
Settlements	—	—	(14.5)
Expired statute of limitations	—	—	(15.7)
Balance at end of period (1)	$42.2	$45.5	$46.9
(1)	If recognized, $1.6 million of the above amount of unrecognized tax benefits would reduce our 2022 effective income tax rate. We recognize interest and penalties related to uncertain tax positions in operating expenses within the consolidated statements of operations.

As of December 31, 2022, 2021 and 2020, we had recognized $1.4 million, $1.2 million and $1.1 million of accumulated pre-tax interest and penalties related to unrecognized tax benefits, respectively. We do not believe there is a reasonable possibility the total amount of the unrecognized tax benefits will significantly increase or decrease in the next twelve months considering recent settlements and the status of current and pending Internal Revenue Service (“IRS”) examinations.

Net Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our significant components of net deferred income taxes were as follows:

	December 31,
	2022	2021

	(in millions)
Deferred income tax assets:
Net operating loss carryforwards	$86.1	$68.2
Tax credit carryforwards	65.8	—
Net unrealized losses on available-for-sale securities	1,572.3	—
Employee benefits	305.3	377.9
Gross deferred income tax assets	2,029.5	446.1
Valuation allowance	(42.9)	(28.0)
Total deferred income tax assets	1,986.6	418.1
Deferred income tax liabilities:
Deferred acquisition costs	(794.7)	(582.3)
Investments, including derivatives	(224.7)	(304.2)
Funds withheld embedded derivative	(767.1)	—
Net unrealized gains on available-for-sale securities	—	(1,118.1)
Real estate	(141.0)	(141.6)
Intangible assets	(386.9)	(408.0)
Insurance liabilities	(735.9)	(44.2)
Other deferred income tax liabilities	(27.6)	(54.9)
Total deferred income tax liabilities	(3,077.9)	(2,653.3)
Total net deferred income tax liabilities	$(1,091.3)	$(2,235.2)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

11. Income Taxes – (continued)

Our net deferred income taxes by jurisdiction were as follows:

	December 31,
	2022	2021

	(in millions)
Deferred income tax assets:
State	$83.1	$61.2
Foreign	32.4	23.8
Net deferred income tax assets	115.5	85.0
Deferred income tax liabilities:
U.S. federal	(920.5)	(2,023.6)
Foreign	(286.3)	(296.6)
Net deferred income tax liabilities	(1,206.8)	(2,320.2)
Total net deferred income tax liabilities	$(1,091.3)	$(2,235.2)

In management’s judgment, total deferred income tax assets are more likely than not to be realized. Included in the deferred income tax asset are federal net operating loss and tax credit carryforwards available to offset future taxable income or income taxes. As of December 31, 2022 and 2021, we had net operating loss and tax credit carryforwards for U.S. federal income tax purposes of $131.9 million and $0.0 million, respectively, primarily attributable to a reinsurance transaction that occurred during 2022. U.S. federal net operating losses carryover indefinitely; however, the tax credit carryforwards will expire if unused in 2042. As of December 31, 2022, these carryforwards are anticipated to be utilized before expiration; therefore, no valuation allowance has been provided for the related deferred income tax asset.

As of December 31, 2022 and 2021, state net operating loss carryforwards were $250.0 million and $267.3 million, respectively, and will expire between 2032 and 2040. As of December 31, 2022 and 2021, foreign net operating loss carryforwards were $229.5 million and $164.1 million, respectively, with some expiring in 2022 while others never expire. We maintain valuation allowances by jurisdiction against the deferred income tax assets related to some of these carryforwards and other items, as utilization of these income tax benefits fail the more likely than not criteria in certain jurisdictions. As of December 31, 2022 and 2021, valuation allowances of $42.9 million and $28.0 million, respectively, had been recorded against the income tax benefits associated primarily with foreign net operating loss carryforwards and net unrealized capital losses on benefit plan trusts. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of the deferred income tax assets that are more likely than not to be realized.

Deferred tax liabilities are recognized for taxes payable on the unremitted earnings from foreign operations of our subsidiaries, except where it is our intention to indefinitely reinvest a portion or all of these undistributed earnings. As of December 31, 2022 and 2021, any applicable taxes that would be due upon repatriation were not provided on approximately $1,157.2 million and $912.8 million, respectively, of such accumulated but undistributed earnings from operations of foreign subsidiaries. We currently do not intend to repatriate these unremitted earnings because we have several liquidity options to fund our domestic operations and obligations. These options include investing and financing activities, such as issuing debt, as well as cash flow and dividends from domestic operations. As of December 31, 2022 and 2021, it was not practicable to determine the amount of the unrecognized deferred tax liability that would arise if foreign earnings were remitted, due to the complexity of our international holding company structure, and other significant tax attributes and varying state tax laws. Taxes on remittances would be limited to foreign currency gains or losses, foreign withholding taxes and state income taxes, which we would anticipate to be immaterial. As of December 31, 2022, deferred taxes were also not provided on the approximately $106.2 million of excess book carrying value over tax basis with respect to the original investment in our foreign subsidiaries. A tax liability will be recognized when we no longer plan to indefinitely reinvest a portion or all of these earnings or when we plan to sell a portion or all of our ownership interest.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

11. Income Taxes – (continued)

Effects of Tax Legislation

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

The tax accounting consequences of a change in tax law is required to be recognized in the period legislation is enacted. Generally, a company is also required to consider the impact of new tax law on realizability of its DTAs, including determination of whether a change to their valuation allowance amounts is necessary. We made an accounting policy election to disregard our BMT status when evaluating DTAs under the RCT system associated with the IRA 2022.

The State of Iowa coupled with the Internal Revenue Code effective January 1, 2019, and subsequently issued interpretative guidance in the fourth quarter of 2019 on application of the U.S. Global Intangible Low-Taxed Income rules. The State of Iowa’s interpretation resulted in an $11.1 million increase in total income tax expense for adjustments to deferred tax assets and liabilities in our 2019 financial statements. Iowa legislation was enacted on June 29, 2020 to de-couple from the federal application of the U.S. Global Intangible Low-Taxed Income rules effective retroactively to January 1, 2019; therefore, the above-mentioned increase in total income tax expense reported in 2019 was reversed in 2020.

Other Tax Information

Income tax returns are filed in U.S. federal jurisdiction as well as various states and foreign jurisdictions where we and one or more of our subsidiaries conduct business. Although determined by jurisdiction, with few exceptions our tax uncertainties relate primarily to U.S. federal income tax matters. The IRS has completed examination of our consolidated U.S. federal income tax returns for years prior to 2013 and did not exam 2013 and 2014. IRS claims for refund for tax years 2004 through 2008, following settlement of a partnership matter with the Department of Justice in March 2019, were finalized in 2020 and have been received in full as of December 31, 2021. IRS claims for refund filed for tax years 2006 through 2008 were received in September 2020. In 2019, an IRS 30-day letter on examination of tax years 2009 through 2012 was received, the proposed adjustments found acceptable, and associated tax settlements subsequently occurred in 2020 prior to expiration of the extended statute of limitations. As of December 31, 2022 and 2021, we had $(5.6) million and $12.7 million, respectively, of current income tax receivables (payables) associated with outstanding audit issues.

The U.S. federal statute of limitations has expired for years prior to 2015. The IRS is currently auditing our U.S. federal income tax returns for tax years 2015-2018, which remain open through statute extensions. The normal statute of limitations remains open for tax years thereafter. The IRS will begin audit of tax years 2019-2021 in 2023. We do not expect the results of these audits, subsequent related adjustments or developments in other tax areas for all open tax years to significantly change the possible increase in the amount of unrecognized tax benefits, but the outcome of tax reviews is uncertain and unforeseen results can occur.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

12. Employee and Agent Benefits

We provide a U.S. qualified defined benefit pension plan, covering U.S. employees that meet certain eligibility requirements and certain agents contracted on or before December 31, 2018. A final average pay benefit formula has been in place for plan participants employed prior to January 1, 2002. For agents, this formula ended on December 31, 2018, and for employees the formula ended on December 31, 2022. The final average pay benefit is based on the years of service and generally the employee’s or agent’s average annual compensation during the last five years prior to the earliest of termination, retirement or the formula end date. A cash balance benefit was added on January 1, 2002. A participant’s cash balance account is credited with an amount based on the participant’s salary, age and service. These credits accrue with interest. For plan participants hired on and after January 1, 2002, only the cash balance benefit applies. For pre-2002 participants, the pension benefit earned prior to the final average pay formula end date is the greater of the final average pay benefit or the cash balance benefit earned before the end date. They will also earn a new cash balance benefit for service after the formula end date.

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

We provide certain health care, life insurance and long-term care benefits for retired employees, their beneficiaries and covered dependents (“other postretirement benefits”). While virtually all U.S. employees continue to have access to the postretirement health care and life insurance benefits, only those U.S. employees that were hired prior to January 1, 2002, and retired prior to January 1, 2011, (post-65 medical) or January 1, 2020, (life insurance and pre-65 medical) were eligible to receive subsidized benefits. All others pay the full cost of coverage. The long-term care plan was subsidized only for those who retired prior to January 1, 2000, and is no longer accessible. The subsidy level for all benefits varies by plan, age, service and retirement date.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

12. Employee and Agent Benefits – (continued)

Obligations and Funded Status

The plans’ combined funded status, reconciled to amounts recognized in the consolidated statements of financial position, was as follows:

			Other postretirement
	Pension benefits		benefits
	December 31,		December 31,
	2022	2021	2022	2021

	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$(4,183.7)	$(4,210.2)	$(95.3)	$(108.0)
Service cost	(78.4)	(83.2)	—	—
Interest cost	(112.8)	(103.3)	(2.3)	(2.2)
Actuarial gain	1,023.5	75.8	19.5	7.6
Participant contributions	—	—	(6.4)	(6.1)
Benefits paid	142.0	137.2	13.5	13.5
Other	—	—	—	(0.1)
Benefit obligation at end of year	$(3,209.4)	$(4,183.7)	$(71.0)	$(95.3)

Change in plan assets
Fair value of plan assets at beginning of year	$3,550.1	$3,373.5	$119.8	$780.6
Actual return on plan assets	(754.3)	208.7	(20.0)	1.6
Employer contribution	72.5	105.1	1.7	1.5
Participant contributions	—	—	6.4	6.1
Benefits paid	(142.0)	(137.2)	(13.5)	(13.5)
Assets re-designated for non-retiree benefits	—	—	—	(656.5)
Fair value of plan assets at end of year	$2,726.3	$3,550.1	$94.4	$119.8

Amount recognized in statement of financial position
Other assets	$—	$—	$23.4	$24.5
Other liabilities	(483.1)	(633.6)	—	—
Total	$(483.1)	$(633.6)	$23.4	$24.5

Amount recognized in accumulated other comprehensive (income) loss
Total net actuarial (gain) loss	$442.0	$588.0	$(20.2)	$(26.7)
Prior service benefit	(87.4)	(104.2)	(5.1)	(6.2)
Pre-tax accumulated other comprehensive (income) loss	$354.6	$483.8	$(25.3)	$(32.9)

The accumulated benefit obligation for all defined benefit pension plans was $3,209.4 million and $4,149.3 million as of December 31, 2022 and 2021, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

12. Employee and Agent Benefits – (continued)

Employer contributions to the pension plans include contributions made directly to the qualified pension plan assets and contributions from corporate assets to pay nonqualified pension benefits. Benefits paid from the pension plans include both qualified and nonqualified plan benefits. Nonqualified pension plan assets are not included as part of the asset balances presented in this footnote. The nonqualified pension plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The assets held in a Rabbi trust are available to satisfy the claims of general creditors only in the event of bankruptcy. Therefore, these assets are fully consolidated in our consolidated statements of financial position and are not reflected in our funded status as they do not qualify as plan assets under U.S. GAAP. The market value of assets held in these trusts was $336.7 million and $386.3 million as of December 31, 2022 and 2021, respectively.

Pension Plan Changes and Plan Gains/Losses

For the year ended December 31, 2022, the pension plans had an actuarial gain primarily due to an increase in discount rate. For the year ended December 31, 2021, the pension plans had an actuarial gain primarily due to an increase in discount rate offset by changes in actuarial assumptions.

Other Postretirement Plan Changes and Plan Gains/Losses

For the year ended December 31, 2022, the other postretirement benefit plans had an actuarial gain primarily due to an increase in the discount rates and actual medical claims costs being lower than previously expected. For the year ended December 31, 2021, the other postretirement benefit plans had an actuarial gain primarily due to an increase in the discount rate and actual, along with projected, medical claim costs being lower than previously expected.

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

Information for Pension Plans With an Accumulated Benefit Obligation in Excess of Plan Assets

For 2022 and 2021, both the qualified and nonqualified plans had accumulated benefit obligations in excess of plan assets. As noted previously, the nonqualified plans have assets that are deposited in trusts that fail to meet the U.S. GAAP requirements to be included in plan assets; however, these assets are included in our consolidated statements of financial position.

	December 31,
	2022	2021

	(in millions)
Projected benefit obligation	$3,209.4	$4,183.7
Accumulated benefit obligation	3,209.4	4,149.3
Fair value of plan assets	2,726.3	3,550.1

We did not have any other postretirement benefit plans with an accumulated postretirement benefit obligation in excess of plan assets.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

12. Employee and Agent Benefits – (continued)

Components of Net Periodic Benefit Cost

	Pension benefits			Other postretirement benefits

	For the year ended December 31,
	2022	2021	2020	2022	2021	2020

	(in millions)
Service cost	$78.4	$83.2	$72.7	$—	$—	$—
Interest cost	112.8	103.3	117.3	2.3	2.2	2.8
Expected return on plan assets	(178.9)	(182.7)	(156.8)	(4.9)	(4.8)	(36.0)
Amortization of prior service benefit	(16.8)	(16.8)	(16.8)	(1.1)	(1.1)	(1.0)
Recognized net actuarial (gain) loss	55.7	70.2	75.4	(1.1)	(0.5)	—
Net periodic benefit cost (income)	$51.2	$57.2	$91.8	$(4.8)	$(4.2)	$(34.2)

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

	Pension benefits		Other postretirement benefits

	For the year ended December 31,
	2022	2021	2022	2021

	(in millions)
Other changes recognized in accumulated other comprehensive (income) loss
Net actuarial (gain) loss	$(90.3)	$(101.8)	$5.4	$(4.4)
Amortization of gain (loss)	(55.7)	(70.2)	1.1	0.5
Amortization of prior service benefit	16.8	16.8	1.1	1.1
Total recognized in pre-tax accumulated other comprehensive (income) loss	$(129.2)	$(155.2)	$7.6	$(2.8)
Total recognized in net periodic benefit cost and pre-tax accumulated other comprehensive (income) loss	$(78.0)	$(98.0)	$2.8	$(7.0)

Net actuarial (gain) loss and net prior service cost benefit have been recognized in AOCI.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

12. Employee and Agent Benefits – (continued)

Assumptions

Weighted-average assumptions used to determine benefit obligations as disclosed under the Obligations and Funded Status section

	Pension benefits
	December 31,
	2022	2021
Discount rate	5.10%	2.75%
Interest crediting rate - cash balance benefit	5.00%	5.00%
Rate of compensation increase	4.53%	4.59%

	Other postretirement benefits
	December 31,
	2022	2021
Discount rate	5.00%	2.50%
Rate of compensation increase	N/A	N/A

Weighted average assumptions used to determine net periodic benefit cost

	Pension benefits
	For the year ended December 31,
	2022	2021	2020
Discount rate	2.75%	2.50%	3.25%
Expected long-term return on plan assets	5.20%	5.55%	5.60%
Interest crediting rate - cash balance benefit	5.00%	5.00%	5.00%
Rate of compensation increase:
Cash balance benefit	4.59%	4.92%	4.95%
Traditional benefit	N/A %	2.96%	2.98%

	Other postretirement benefits
	For the year ended December 31,
	2022	2021	2020
Discount rate (1)	2.50%	2.10%	2.95%
Expected long-term return on plan assets	4.25%	4.25%	4.94%
Rate of compensation increase	N/A	N/A	N/A
(1)	During the second quarter 2020, subsidy increases provided under the long-term care plan were capped at 5% per calendar year. This change was remeasured as of March 31, 2020. A discount rate of 2.95% was used until the remeasurement date at which time a discount rate of 2.90% was used.

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

December 31, 2022

12. Employee and Agent Benefits – (continued)

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

For other postretirement benefits, the discount rate is determined by projecting future benefit payments inherent in the accumulated postretirement benefit obligation and discounting those cash flows using a spot yield curve for high quality corporate bonds. The plans’ expected benefit payments are discounted to determine a present value using the yield curve and the discount rate is the level rate that produces the same present value. The 4.25% expected long-term return on plan assets for 2022 was based on the weighted average expected long-term asset returns for the plans. The expected long-term rates for the home office medical/life, agent medical/life and post-65 medical plans were 4.25%, 4.25% and 4.25%, respectively.

Assumed Health Care Cost Trend Rates Used to Determine Net Periodic Benefit Cost

	December 31,
	2022	2021
Health care cost trend rate assumed for next year under age 65	7.00%	7.00%
Health care cost trend rate assumed for next year age 65 and over	6.00%	6.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate (under age 65)	2031	2030
Year that the rate reaches the ultimate trend rate (65 and older)	2028	2029

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

December 31, 2022

12. Employee and Agent Benefits – (continued)

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

Pension Plan Assets

The fair value of the qualified pension plan’s assets by asset category as of the most recent measurement date was as follows:

	December 31, 2022
	Assets	Amount	Fair value hierarchy level
	measured at	measured at
	fair value	net asset value	Level 1	Level 2	Level 3

	(in millions)
Asset category
Pooled separate account investments:
U.S. large cap equity portfolios (1)	$282.5	$—	$—	$282.5	$—
U.S. small/mid cap equity portfolios (2)	47.3	—	—	47.3	—
Balanced asset portfolios (3)	101.4	—	—	101.4	—
International equity portfolios (4)	143.9	—	—	143.9	—
Real estate investment portfolios (5)	238.4	—	—	238.4	—
Single client separate account investments:
Fixed income securities:
U.S. government and agencies	447.0	—	447.0	—	—
States and political subdivisions	25.0	—	—	25.0	—
Corporate	1,336.9	—	—	1,336.9	—
Commercial mortgage-backed securities	16.1	—	—	16.1	—
Other debt obligations	4.1	—	—	4.1	—
Hedge funds (6)	27.9	27.9	—	—	—
Pooled separate account investment (7)	43.7	—	—	43.7	—
Other (8)	12.1	—	—	12.1	—
Total	$2,726.3	$27.9	$447.0	$2,251.4	$—

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

12. Employee and Agent Benefits – (continued)

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

December 31, 2022

12. Employee and Agent Benefits – (continued)

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

According to our investment policy, the target asset allocation for the qualified plan is:

Asset category	Target allocation
Fixed income security portfolios	25%	-	80%
Equity portfolios	5%	-	60%
Private investments	10%	-	20%

Other Postretirement Benefit Plan Assets

The fair value of the other postretirement benefit plans’ assets by asset category as of the most recent measurement date was as follows:

	December 31, 2022
	Assets	Fair value hierarchy level
	measured at
	fair value	Level 1	Level 2	Level 3

	(in millions)
Asset category
Cash and cash equivalents	$0.6	$0.6	$—	$—
Fixed income security portfolios (1)	47.6	47.6	—	—
U.S. equity portfolios (2)	33.6	33.6	—	—
International equity portfolios (3)	12.6	12.6	—	—
Total	$94.4	$94.4	$—	$—

	December 31, 2021
	Assets	Fair value hierarchy level
	measured at
	fair value	Level 1	Level 2	Level 3

	(in millions)
Asset category
Cash and cash equivalents	$0.6	$0.6	$—	$—
Fixed income security portfolios (1)	57.7	57.7	—	—
U.S. equity portfolios (2)	42.8	42.8	—	—
International equity portfolios (3)	18.7	18.7	—	—
Total	$119.8	$119.8	$—	$—
(1)	The portfolios invest in various fixed income securities, primarily of U.S. origin. These include, but are not limited to, corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities, U.S. Treasury securities, agency securities, asset-backed securities and collateralized mortgage obligations.
(2)	The portfolios invest primarily in publicly traded equity securities of large U.S. companies.
(3)	The portfolios invest primarily in publicly traded equity securities of non-U.S. companies.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

12. Employee and Agent Benefits – (continued)

The investment strategies for the other postretirement benefit plans are similar to those employed by the qualified pension plan. According to our investment policy, the target asset allocation for the other postretirement benefit plans is:

Asset category	Target allocation
Fixed income security portfolios	50%
U.S. equity portfolios	35%
International equity portfolios	15%

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under ERISA and, generally, not greater than the maximum amount that can be deducted for U.S. federal income tax purposes. We do not anticipate contributions will be needed to satisfy the minimum funding requirements of ERISA for our qualified plan. We are unable to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2023 up to $70.0 million. This includes funding for both our qualified and nonqualified pension plans. While we designate assets to cover the computed liability of the nonqualified plan, the assets are not included as part of the asset balances presented in this footnote as they do not qualify as plan assets in accordance with U.S. GAAP. We may contribute to our other postretirement benefit plans in 2023 pending future analysis.

Estimated Future Benefit Payments

The estimated future benefit payments, which reflect expected future service, are:

		Other postretirement
		benefits (gross benefit
		payments, including
	Pension benefits	prescription drug benefits)

	(in millions)
Year ending December 31:
2023	$190.7	$13.5
2024	184.0	12.5
2025	187.0	11.3
2026	200.3	10.1
2027	209.2	9.0
2028-2032	1,159.6	34.6

The above table reflects the total estimated future benefits to be paid from the plan, including both our share of the benefit cost and the participants’ share of the cost, which is funded by their contributions to the plan.

The assumptions used in calculating the estimated future benefit payments are the same as those used to measure the benefit obligation for the year ended December 31, 2022.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

12. Employee and Agent Benefits – (continued)

Defined Benefit Pension Plans Supplemental Information

Certain key summary data is shown below separately for qualified and nonqualified plans.

	For the year ended December 31,
	2022			2021
	Qualified	Nonqualified		Qualified	Nonqualified
	Plan	Plan	Total	Plan	Plan	Total

	(in millions)
Amount recognized in statement of financial position
Other assets	$—	$—	$—	$—	$—	$—
Other liabilities	(70.7)	(412.4)	(483.1)	(108.4)	(525.2)	(633.6)
Total	$(70.7)	$(412.4)	$(483.1)	$(108.4)	$(525.2)	$(633.6)

Amount recognized in accumulated other comprehensive loss
Total net actuarial loss	$390.7	$51.3	$442.0	$415.5	$172.5	$588.0
Prior service benefit	(72.6)	(14.8)	(87.4)	(85.2)	(19.0)	(104.2)
Pre-tax accumulated other comprehensive loss	$318.1	$36.5	$354.6	$330.3	$153.5	$483.8

Components of net periodic benefit cost
Service cost	$72.5	$5.9	$78.4	$76.2	$7.0	$83.2
Interest cost	98.7	14.1	112.8	90.1	13.2	103.3
Expected return on plan assets	(178.9)	—	(178.9)	(182.7)	—	(182.7)
Amortization of prior service benefit	(12.6)	(4.2)	(16.8)	(12.6)	(4.2)	(16.8)
Recognized net actuarial loss	39.7	16.0	55.7	52.8	17.4	70.2
Net periodic benefit cost	$19.4	$31.8	$51.2	$23.8	$33.4	$57.2

Other changes recognized in accumulated other comprehensive (income) loss
Net actuarial (gain) loss	$15.0	$(105.3)	$(90.3)	$(95.3)	$(6.5)	$(101.8)
Amortization of net loss	(39.7)	(16.0)	(55.7)	(52.8)	(17.4)	(70.2)
Amortization of prior service benefit	12.6	4.2	16.8	12.6	4.2	16.8
Total recognized in pre-tax accumulated other comprehensive income	$(12.1)	$(117.1)	$(129.2)	$(135.5)	$(19.7)	$(155.2)
Total recognized in net periodic benefit cost and pre-tax accumulated other comprehensive (income) loss	$7.3	$(85.3)	$(78.0)	$(111.7)	$13.7	$(98.0)

Defined Contribution and Deferred Compensation Plans

In addition, we have defined contribution plans that are generally available to all U.S. employees and agents. Eligible participants could not contribute more than $20,500 of their compensation to the plans in 2022. Effective January 1, 2006, we made several changes to the retirement programs. In general, the pension and supplemental executive retirement plan benefit formulas were reduced and the 401(k) matching contribution was increased. Employees who were ages 47 or older with at least ten years of service on December 31, 2005, could elect to retain the prior benefit provisions and forgo receipt of the additional matching contributions. The employees who elected to retain the prior benefit provisions are referred to as “Grandfathered Choice Participants.” We match the Grandfathered Choice Participant’s contribution at a 50% contribution rate up to a maximum matching contribution of 3% of the participant’s compensation. For all other participants, we match the participant’s contributions at a 75% contribution rate up to a maximum matching contribution of 6% of the participant’s compensation. The defined contribution plans allow employees to choose among various investment options, including our common stock, which is available through our Employee Stock Ownership Plan (“ESOP”). We contributed $70.3 million, $60.5 million and $56.7 million in 2022, 2021 and 2020, respectively, to our qualified defined contribution plans.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

12. Employee and Agent Benefits – (continued)

The number of shares of our common stock allocated to participants in the ESOP was 1.8 million and 2.0 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the fair value of the ESOP, which includes earned and unearned common stock, was $148.4 million and $146.1 million, respectively. The ESOP’s total assets include our common stock and cash. The ESOP purchases our common stock on the open market. The number of shares of our common stock held within the ESOP is treated as outstanding in both our basic and diluted earnings per share calculations.

We also have nonqualified deferred compensation plans available to select employees and agents that allow them to defer compensation amounts in excess of limits imposed by U.S. federal tax law with respect to the qualified plans. For certain nonqualified deferred compensation plans that include an employer matching contribution, in 2022 we matched the Grandfathered Choice Participant’s deferral at a 50% match deferral rate up to a maximum matching deferral of 3% of the participant’s compensation. For all other participants in nonqualified deferred compensation plans that include an employer matching contribution, we matched the participant’s deferral at a 75% match deferral rate up to a maximum matching deferral of 6% of the participant’s compensation. We contributed $3.9 million, $3.4 million and $3.1 million in 2022, 2021 and 2020, respectively, to our nonqualified deferred compensation plans.

13. Contingencies, Guarantees, Indemnifications and Leases

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

On November 12, 2014, Frederick Rozo filed a class action lawsuit in the United States District Court for the Southern District of Iowa against Principal Life and us. We were later dismissed as a defendant. The Plaintiff alleged that defendants breached fiduciary duties and engaged in prohibited transactions under ERISA in connection with a general account guaranteed product known as the Principal Fixed Income Option (“PFIO”). On May 12, 2017, the district court certified a nationwide class of participants and beneficiaries who had funds invested in one of the PFIO contracts. On September 25, 2018, the district court granted Principal Life’s motion for summary judgment. On February 3, 2020, the Eighth Circuit Court of Appeals reversed that ruling and remanded the case back to the district court. A bench trial was held before the district court in November 2020. The court issued its ruling on April 8, 2021, finding in favor of Principal Life on all claims. The Plaintiff appealed this ruling to the Eighth Circuit Court of Appeals, which upheld the decision in Principal Life’s favor on September 2, 2022. The Plaintiff did not appeal the Eighth Circuit Court of Appeals’ decision; as such, the district court’s ruling in Principal Life’s favor stands.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

13. Contingencies, Guarantees, Indemnifications and Leases – (continued)

While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe any such matter will have a material adverse effect on our business or financial position. As of December 31, 2022, we had no estimated loss accrued related to the legal matter discussed above because we believe the chance of loss from this matter is not probable and the amount of loss cannot be reasonably estimated.

To the extent such matters present a reasonably possible chance of loss, we are generally not able to estimate the possible loss or range of loss associated therewith. The outcome of such matters is always uncertain and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate at December 31, 2022.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. The terms of these agreements range in duration and often are not explicitly defined. The maximum exposure under these agreements as of December 31, 2022, was approximately $80.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period. Furthermore, in connection with our contingent funding agreements, we are required to purchase any principal and interest strips of U.S. Treasury securities that are due and not paid from the associated unconsolidated trusts. The maximum exposure under these agreements as of December 31, 2022, was $750.0 million. See Note 10, Debt, for further details.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

13. Contingencies, Guarantees, Indemnifications and Leases – (continued)

Guaranty Funds

Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. A state’s fund assesses its members based on their pro rata market share of written premiums in the state for the classes of insurance for which the insolvent insurer was engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. We accrue liabilities for guaranty fund assessments when an assessment is probable, can be reasonably estimated and when the event obligating us to pay has occurred. While we cannot predict the amount and timing of any future assessments, we have established reserves we believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings. As of December 31, 2022 and 2021, the liability balance for guaranty fund assessments, which is not discounted, was $20.6 million and $21.0 million, respectively, and was reported within other liabilities in the consolidated statements of financial position. As of both December 31, 2022 and 2021, $9.7 million related to premium tax offsets were included in premiums due and other receivables in the consolidated statements of financial position.

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

The lease assets and liabilities were as follows:

	December 31,
	2022	2021

	(in millions)
Assets
Operating lease assets (1)	$194.7	$210.5
Finance lease assets (1)	82.4	94.2
Total lease assets	$277.1	$304.7

Liabilities
Operating lease liabilities (2)	$196.5	$209.9
Finance lease liabilities (2)	83.0	94.8
Total lease liabilities	$279.5	$304.7
(1)	Operating and finance lease assets are primarily reported within property and equipment on the consolidated statements of financial position.
(2)	Operating and finance lease liabilities are reported within other liabilities on the consolidated statements of financial position.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

13. Contingencies, Guarantees, Indemnifications and Leases – (continued)

The lease cost was as follows:

	For the year ended December 31,
	2022	2021	2020

	(in millions)
Finance lease cost (1):
Amortization of right-of-use assets	$34.0	$30.5	$20.5
Interest on lease liabilities	1.2	1.0	1.0
Operating lease cost (1)	61.6	66.6	58.7
Other lease cost (1) (2)	12.4	10.8	8.6
Sublease income (3)	(1.5)	(1.7)	(1.6)
Total lease cost	$107.7	$107.2	$87.2
(1)	Finance, operating and other lease costs are primarily included in operating expenses on the consolidated statements of operations.
(2)	Other lease cost primarily reflects variable and short-term lease costs.
(3)	Sublease income is included in fees and other revenues on the consolidated statements of operations.

Payments for operating leases for the years ended December 31, 2022, 2021 and 2020, were $58.3 million, $63.0 million and $71.6 million, respectively. Payments for finance leases for the years ended December 31, 2022, 2021 and 2020, were $35.1 million, $31.4 million and $21.2 million, respectively. The following represents future payments due by period for lease obligations:

	Operating leases	Finance leases	Total

	(in millions)
For the twelve months ending December 31:
2023	$51.2	$35.0	$86.2
2024	41.1	30.2	71.3
2025	35.6	14.6	50.2
2026	30.9	5.0	35.9
2027	24.9	0.4	25.3
2028 and thereafter	37.0	—	37.0
Total lease payments	220.7	85.2	305.9
Less: interest	24.2	2.2	26.4
Present value of lease liabilities	$196.5	$83.0	$279.5

The weighted-average remaining lease term and weighted-average discount rates were as follows:

	For the year ended December 31,
	2022	2021	2020
Weighted-average remaining lease term (in years):
Operating leases	6.4	6.5	6.7
Finance leases	2.8	3.2	3.0

Weighted-average discount rate:
Operating leases	3.6%	3.4%	3.2%
Finance leases	1.7%	1.0%	1.8%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

14. Stockholders’ Equity

Common Stock Dividends

	For the year ended December 31,
	2022	2021	2020
Dividends declared per common share	$2.56	$2.44	$2.24

Reconciliation of Outstanding Common Shares

	For the year ended December 31,
	2022	2021	2020

	(in millions)
Beginning balance	261.7	273.3	276.6
Shares issued	4.9	3.0	2.6
Treasury stock acquired	(23.1)	(14.6)	(5.9)
Ending balance	243.5	261.7	273.3

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

14. Stockholders’ Equity – (continued)

Other Comprehensive Income (Loss)

	For the year ended December 31, 2022
	Pre-Tax	Tax	After-Tax

	(in millions)
Net unrealized losses on available-for-sale securities during the period	$(13,167.3)	$2,791.3	$(10,376.0)
Reclassification adjustment for losses included in net income (1)	398.9	(87.6)	311.3
Adjustments for assumed changes in amortization patterns	926.6	(194.6)	732.0
Adjustments for assumed changes in policyholder liabilities	430.0	(86.2)	343.8
Net unrealized losses on available-for-sale securities	(11,411.8)	2,422.9	(8,988.9)

Net unrealized losses on derivative instruments during the period	(1.4)	0.3	(1.1)
Reclassification adjustment for gains included in net income (2)	(28.0)	5.8	(22.2)
Adjustments for assumed changes in amortization patterns	7.3	(1.6)	5.7
Adjustments for assumed changes in policyholder liabilities	(2.9)	0.6	(2.3)
Net unrealized losses on derivative instruments	(25.0)	5.1	(19.9)

Foreign currency translation adjustment	(27.7)	4.8	(22.9)

Unrecognized postretirement benefit obligation during the period	85.8	(22.3)	63.5
Amortization of amounts included in net periodic benefit cost (4)	36.7	(9.6)	27.1
Net unrecognized postretirement benefit obligation	122.5	(31.9)	90.6

Other comprehensive loss	$(11,342.0)	$2,400.9	$(8,941.1)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

14. Stockholders’ Equity – (continued)

	For the year ended December 31, 2021
	Pre-Tax	Tax	After-Tax

	(in millions)
Net unrealized losses on available-for-sale securities during the period	$(2,960.0)	$665.4	$(2,294.6)
Reclassification adjustment for losses included in net income (1)	19.4	(5.1)	14.3
Adjustments for assumed changes in amortization patterns	171.4	(36.0)	135.4
Adjustments for assumed changes in policyholder liabilities	1,913.1	(439.1)	1,474.0
Net unrealized losses on available-for-sale securities	(856.1)	185.2	(670.9)

Net unrealized gains on derivative instruments during the period	66.7	(14.0)	52.7
Reclassification adjustment for gains included in net income (2)	(25.5)	5.4	(20.1)
Adjustments for assumed changes in amortization patterns	(0.2)	—	(0.2)
Adjustments for assumed changes in policyholder liabilities	1.6	(0.4)	1.2
Net unrealized gains on derivative instruments	42.6	(9.0)	33.6

Foreign currency translation adjustment during the period	(267.9)	(5.6)	(273.5)
Reclassification adjustment for losses included in net income (3)	19.3	—	19.3
Foreign currency translation adjustment	(248.6)	(5.6)	(254.2)

Unrecognized postretirement benefit obligation during the period	106.5	(28.5)	78.0
Amortization of amounts included in net periodic benefit cost (4)	51.8	(14.0)	37.8
Net unrecognized postretirement benefit obligation	158.3	(42.5)	115.8

Other comprehensive loss	$(903.8)	$128.1	$(775.7)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

14. Stockholders’ Equity – (continued)

	For the year ended December 31, 2020
	Pre-Tax	Tax	After-Tax

	(in millions)
Net unrealized gains on available-for-sale securities during the period	$3,441.4	$(728.7)	$2,712.7
Reclassification adjustment for gains included in net income (1)	(52.9)	12.6	(40.3)
Adjustments for assumed changes in amortization patterns	(179.0)	37.6	(141.4)
Adjustments for assumed changes in policyholder liabilities	(1,478.2)	323.7	(1,154.5)
Net unrealized gains on available-for-sale securities	1,731.3	(354.8)	1,376.5

Net unrealized losses on derivative instruments during the period	(28.1)	6.5	(21.6)
Reclassification adjustment for gains included in net income (2)	(27.1)	5.1	(22.0)
Adjustments for assumed changes in amortization patterns	2.7	(0.5)	2.2
Adjustments for assumed changes in policyholder liabilities	7.8	(1.6)	6.2
Net unrealized losses on derivative instruments	(44.7)	9.5	(35.2)

Foreign currency translation adjustment during the period	(11.7)	(2.6)	(14.3)
Reclassification adjustment for losses included in net income (3)	43.0	1.9	44.9
Foreign currency translation adjustment	31.3	(0.7)	30.6

Unrecognized postretirement benefit obligation during the period	(91.9)	24.9	(67.0)
Amortization of amounts included in net periodic benefit cost (4)	57.6	(15.5)	42.1
Net unrecognized postretirement benefit obligation	(34.3)	9.4	(24.9)

Other comprehensive income	$1,683.6	$(336.6)	$1,347.0
(1)	Pre-tax reclassification adjustments relating to available-for-sale securities are reported in net realized capital gains (losses) on the consolidated statements of operations.
(2)	See Note 5, Derivative Financial Instruments, under the caption “Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations” for further details.
(3)	The 2021 pre-tax reclassification adjustment related to the release of cumulative translation adjustment from the dissolution of foreign subsidiaries. The 2020 pre-tax reclassification adjustment primarily related to the release of the cumulative translation adjustment from the dissolution of a foreign subsidiary and the net impact of deconsolidated sponsored investment funds and associated net investment hedges. The adjustments were reported in net realized capital gains (losses) on the consolidated statements of operations. For the year ended December 31, 2020, $8.7 million of this reclassification relates to noncontrolling interest and is reported in net income attributable to noncontrolling interest on the consolidated statements of operations.
(4)	Amount is comprised of amortization of prior service cost (benefit) and recognized net actuarial (gain) loss, which is reported in operating expenses on the consolidated statements of operations. See Note 12, Employee and Agent Benefits, under the caption “Components of Net Periodic Benefit Cost” for further details.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

14. Stockholders’ Equity – (continued)

Accumulated Other Comprehensive Income (Loss)

		Noncredit
	Net unrealized	component of	Net unrealized	Foreign	Unrecognized	Accumulated
	gains (losses) on	impairment losses	gains	currency	postretirement	other
	available-for-sale	on fixed maturities	on derivative	translation	benefit	comprehensive
	securities (1)	available-for-sale	instruments	adjustment	obligation	income (loss)

	(in millions)
Balances as of January 1, 2020	$2,806.0	$(44.1)	$53.4	$(1,341.8)	$(435.6)	$1,037.9
Other comprehensive income during the period, net of adjustments	1,416.7	—	(13.2)	(7.3)	(67.0)	1,329.2
Amounts reclassified from AOCI	(40.3)	—	(22.0)	36.2	42.1	16.0
Other comprehensive income	1,376.4	—	(35.2)	28.9	(24.9)	1,345.2
Effects of implementation of accounting change related to the reclassification of certain tax effects, net	(44.1)	44.1	—	—	—	—
Balances as of December 31, 2020	4,138.3	—	18.2	(1,312.9)	(460.5)	2,383.1
Other comprehensive loss during the period, net of adjustments	(685.2)	—	53.7	(270.0)	78.0	(823.5)
Amounts reclassified from AOCI	14.3	—	(20.1)	19.3	37.8	51.3
Other comprehensive loss	(670.9)	—	33.6	(250.7)	115.8	(772.2)
Balances as of December 31, 2021	3,467.4	—	51.8	(1,563.6)	(344.7)	1,610.9
Other comprehensive loss during the period, net of adjustments	(9,300.0)	—	2.3	(23.7)	63.5	(9,257.9)
Amounts reclassified from AOCI	311.3	—	(22.2)	—	27.1	316.2
Other comprehensive loss	(8,988.7)	—	(19.9)	(23.7)	90.6	(8,941.7)
Adjustment for reinsurance (2)	124.4	—	7.4	—	—	131.8
Balances as of December 31, 2022	$(5,396.9)	$—	$39.3	$(1,587.3)	$(254.1)	$(7,199.0)
(1)	Net unrealized gains (losses) on available-for-sale securities for which an allowance for credit loss has been recorded were $0.3 million, $(2.1) million and $(2.9) million as of December 31, 2022, 2021 and 2020, respectively.
(2)	Reflects the January 1, 2022, balance associated with our ULSG business that was ceded to Talcott Life & Annuity Re.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

14. Stockholders’ Equity – (continued)

Following is a reconciliation of the changes in the redeemable noncontrolling interest (in millions):

	For the year ended December 31,
	2022	2021	2020

	(in millions)
Beginning balance	$332.5	$255.6	$264.9
Net income (loss) attributable to redeemable noncontrolling interest	(25.8)	17.5	7.5
Redeemable noncontrolling interest of deconsolidated entities (1)	(2.8)	(37.4)	(91.9)
Contributions from redeemable noncontrolling interest	67.3	166.8	136.2
Distributions to redeemable noncontrolling interest	(108.9)	(66.8)	(62.0)
Purchase of subsidiary shares from redeemable noncontrolling interest (2)	(1.1)	(6.1)	—
Change in redemption value of redeemable noncontrolling interest	(0.2)	3.1	0.2
Stock-based compensation attributable to redeemable noncontrolling interest	0.1	—	0.1
Other comprehensive income (loss) attributable to redeemable noncontrolling interest	0.9	(0.2)	0.6
Ending balance	$262.0	$332.5	$255.6
(1)	We deconsolidated certain sponsored investment funds as they no longer met the requirements for consolidation.
(2)	In 2022, we acquired an additional interest in Origin Asset Management. In 2021, we acquired the remaining interest in Principal Innovations, Inc. and its wholly owned subsidiary, RobustWealth, Inc.

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

Under Iowa law, Principal Life may pay dividends or make other distributions only from the earned surplus arising from its business and must receive the prior approval of the Commissioner of Insurance of the State of Iowa (“the Commissioner”) to pay stockholder dividends or make any other distribution if such distribution would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limitations. Extraordinary dividends include those made, together with dividends and other distributions, within the preceding twelve months that exceed the greater of (i) 10% of Principal Life’s statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year, not to exceed earned surplus. Based on this limitation and 2022 statutory results, Principal Life could pay approximately $430.1 million in ordinary stockholder dividends in 2023 without prior regulatory approval. However, because the dividend test is based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2023, some or all of such dividends may be extraordinary and require regulatory approval.

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

December 31, 2022

15. Fair Value Measurements – (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

15. Fair Value Measurements – (continued)

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of December 31, 2022, less than 4% of our total fixed maturities were Level 3 securities valued using internal pricing models.

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

December 31, 2022

15. Fair Value Measurements – (continued)

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

December 31, 2022

15. Fair Value Measurements – (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

15. Fair Value Measurements – (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2022
	Assets/	Amount
	(liabilities)	measured at	Fair value hierarchy level
	measured at	net asset
	fair value	value (4)	Level 1	Level 2	Level 3

	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,739.8	$—	$1,359.1	$380.7	$—
Non-U.S. governments	567.3	—	1.4	565.9	—
States and political subdivisions	6,232.3	—	—	6,161.4	70.9
Corporate	36,183.2	—	26.6	34,588.3	1,568.3
Residential mortgage-backed pass-through securities	2,228.7	—	—	2,228.7	—
Commercial mortgage-backed securities	4,864.6	—	—	4,861.2	3.4
Collateralized debt obligations (1)	4,566.4	—	—	4,510.2	56.2
Other debt obligations	6,507.6	—	—	6,039.8	467.8
Total fixed maturities, available-for-sale	62,889.9	—	1,387.1	59,336.2	2,166.6
Fixed maturities, trading	760.7	—	78.6	548.1	134.0
Equity securities	1,708.6	—	492.4	1,216.2	—
Derivative assets (2)	321.6	—	—	320.9	0.7
Other investments	701.1	81.4	311.7	306.1	1.9
Cash equivalents	3,604.1	—	973.5	2,630.6	—
Sub-total excluding separate account assets	69,986.0	81.4	3,243.3	64,358.1	2,303.2
Separate account assets	155,375.1	9,120.9	92,010.7	53,208.6	1,034.9
Total assets	$225,361.1	$9,202.3	$95,254.0	$117,566.7	$3,338.1

Liabilities
Investment and universal life contracts (3)	$31.8	$—	$—	$—	$31.8
Funds withheld payable embedded derivative (3)	3,652.8	—	—	—	3,652.8
Derivative liabilities (2)	(634.2)	—	—	(630.1)	(4.1)
Other liabilities	(0.4)	—	—	(0.4)	—
Total liabilities	$3,050.0	$—	$—	$(630.5)	$3,680.5

Net assets	$228,411.1	$9,202.3	$95,254.0	$116,936.2	$7,018.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

15. Fair Value Measurements – (continued)

	December 31, 2021
	Assets/	Amount
	(liabilities)	measured at	Fair value hierarchy level
	measured at	net asset
	fair value	value (4)	Level 1	Level 2	Level 3

	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$2,088.6	$—	$1,716.5	$372.1	$—
Non-U.S. governments	982.0	—	0.6	981.4	—
States and political subdivisions	9,304.4	—	—	9,209.6	94.8
Corporate	45,944.4	—	41.5	45,068.6	834.3
Residential mortgage-backed pass-through securities	3,152.9	—	—	3,152.9	—
Commercial mortgage-backed securities	5,562.2	—	—	5,543.0	19.2
Collateralized debt obligations (1)	3,559.6	—	—	3,473.8	85.8
Other debt obligations	7,560.4	—	—	7,518.3	42.1
Total fixed maturities, available-for-sale	78,154.5	—	1,758.6	75,319.7	1,076.2
Fixed maturities, trading	422.2	—	0.5	416.8	4.9
Equity securities	2,347.2	—	1,027.5	1,319.7	—
Derivative assets (2)	337.1	—	—	336.5	0.6
Other investments	896.2	92.7	395.3	406.1	2.1
Cash equivalents	1,117.8	—	14.2	1,103.6	—
Sub-total excluding separate account assets	83,275.0	92.7	3,196.1	78,902.4	1,083.8
Separate account assets	182,345.4	8,942.9	115,261.7	57,195.5	945.3
Total assets	$265,620.4	$9,035.6	$118,457.8	$136,097.9	$2,029.1

Liabilities
Investment and universal life contracts (3)	$(356.3)	$—	$—	$—	$(356.3)
Derivative liabilities (2)	(226.0)	—	—	(225.4)	(0.6)
Other liabilities	(0.7)	—	—	(0.7)	—
Total liabilities	$(583.0)	$—	$—	$(226.1)	$(356.9)

Net assets	$265,037.4	$9,035.6	$118,457.8	$135,871.8	$1,672.2
(1)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(2)	Within the consolidated statements of financial position, derivative assets are reported with other investments and derivative liabilities are reported with other liabilities. The amounts are presented gross in the tables above to reflect the presentation on the consolidated statements of financial position; however, are presented net for purposes of the rollforward in the Changes in Level 3 Fair Value Measurements tables. Refer to Note 5, Derivative Financial Instruments, for further information on fair value by class of derivative instruments.
(3)	Includes bifurcated embedded derivatives that are reported at net asset (liability) fair value within the same line item in the consolidated statements of financial position in which the host contract is reported. The funds withheld payable embedded derivative could be in either an asset or (liability) position.
(4)	Certain investments are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy. Other investments using the NAV practical expedient consist of certain fund interests that are restricted until maturity with unfunded commitments totaling $7.8 million and $10.2 million as of December 31, 2022 and December 31, 2021, respectively. Separate account assets using the NAV practical expedient consist of hedge funds and a real estate fund with varying investment strategies that also have a variety of redemption terms and conditions. We do not have unfunded commitments associated with these funds.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

15. Fair Value Measurements – (continued)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows:

	For the year ended December 31, 2022
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance	Included	Included in	issuances			balance
	as of	in net	other	and	Transfers	Transfers	as of
	January 1,	income	comprehensive	settlements	into	out of	December 31,
	2022	(2)	income (3)	(4)	Level 3	Level 3	2022

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$94.8	$—	$(24.1)	$(1.6)	$12.0	$(10.2)	$70.9
Corporate	834.3	(4.8)	(28.6)	626.3	176.3	(35.2)	1,568.3
Commercial mortgage-backed securities	19.2	—	(1.0)	(4.6)	—	(10.2)	3.4
Collateralized debt obligations	85.8	—	(1.0)	151.8	—	(180.4)	56.2
Other debt obligations	42.1	(0.3)	(20.4)	474.2	—	(27.8)	467.8
Total fixed maturities, available-for-sale	1,076.2	(5.1)	(75.1)	1,246.1	188.3	(263.8)	2,166.6
Fixed maturities, trading	4.9	(0.6)	—	100.7	29.0	—	134.0
Other investments	2.1	—	(0.6)	0.4	—	—	1.9
Separate account assets (1)	945.3	113.5	—	(23.9)	—	—	1,034.9

Liabilities
Investment and universal life contracts	(356.3)	369.0	0.1	19.0	—	—	31.8
Funds withheld payable embedded derivative	—	3,652.8	—	—	—	—	3,652.8

Derivatives
Net derivative assets (liabilities)	—	(5.4)	(0.3)	2.6	—	(0.3)	(3.4)

	For the year ended December 31, 2021
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance	Included	Included in	issuances			balance
	as of	in net	other	and	Transfers	Transfers	as of
	January 1,	income	comprehensive	settlements	into	out of	December 31,
	2021	(2)	income (3)	(4)	Level 3	Level 3	2021

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$12.8	$(0.4)	$82.4	$—	$94.8
Corporate	290.8	(21.9)	7.8	381.8	175.8	—	834.3
Commercial mortgage-backed securities	13.2	(1.0)	(0.4)	7.4	—	—	19.2
Collateralized debt obligations	27.2	(2.0)	1.6	420.7	74.1	(435.8)	85.8
Other debt obligations	29.2	—	0.4	16.9	20.6	(25.0)	42.1
Total fixed maturities, available-for-sale	360.4	(24.9)	22.2	826.4	352.9	(460.8)	1,076.2
Fixed maturities, trading	—	—	—	4.9	—	—	4.9
Other investments	31.9	12.5	(1.3)	(41.0)	—	—	2.1
Separate account assets (1)	8,893.2	313.1	—	(8,261.0)	—	—	945.3

Liabilities
Investment and universal life contracts	(467.8)	81.7	0.2	29.6	—	—	(356.3)

Derivatives
Net derivative assets (liabilities)	(5.1)	(6.9)	—	12.0	—	—	—

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

15. Fair Value Measurements – (continued)

	For the year ended December 31, 2020
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance	Included	Included in	issuances			balance
	as of	in net	other	and	Transfers	Transfers	as of
	January 1,	income	comprehensive	settlements	into	out of	December 31,
	2020	(2)	income (3)	(4)	Level 3	Level 3	2020

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$81.7	$(0.9)	$5.2	$118.0	$342.0	$(255.2)	$290.8
Commercial mortgage-backed securities	12.9	(1.3)	1.4	(0.1)	0.3	—	13.2
Collateralized debt obligations	199.0	(2.3)	(21.9)	183.0	—	(330.6)	27.2
Other debt obligations	91.3	—	(1.4)	(37.9)	46.1	(68.9)	29.2
Total fixed maturities, available-for-sale	384.9	(4.5)	(16.7)	263.0	388.4	(654.7)	360.4
Fixed maturities, trading	0.3	—	—	—	—	(0.3)	—
Other investments	39.0	6.3	(2.9)	(10.5)	—	—	31.9
Separate account assets (1)	8,968.0	463.7	—	(538.5)	—	—	8,893.2

Liabilities
Investment and universal life contracts	(214.2)	(254.9)	(0.3)	1.6	—	—	(467.8)

Derivatives
Net derivative assets (liabilities)	13.0	11.8	—	(3.4)	—	(26.5)	(5.1)
(1)	Gains and losses for separate account assets do not impact net income as the change in value of separate account assets is offset by a change in value of separate account liabilities. Foreign currency translation adjustments related to the Principal International segment separate account assets are recorded in AOCI and are offset by foreign currency translation adjustments of the corresponding separate account liabilities.
(2)	Both realized gains (losses) and mark-to-market unrealized gains (losses) are generally reported in net realized capital gains (losses), net realized capital gains (losses) on funds withheld assets or change in fair value of funds withheld embedded derivative within the consolidated statements of operations. Realized and unrealized gains (losses) on certain securities with an investment objective to realize economic value through mark-to-market changes are reported in net investment income within the consolidated statements of operations. Changes in unrealized gains (losses) included in net income relating to positions still held were:

	For the year ended December 31,
	2022	2021	2020

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$(1.3)	$(4.6)	$—
Commercial mortgage-backed securities	—	(1.0)	(1.2)
Collateralized debt obligations	—	(2.0)	(2.2)
Total fixed maturities, available-for-sale	(1.3)	(7.6)	(3.4)
Fixed maturities, trading	(0.6)	—	—
Other investments	—	12.5	5.3
Separate account assets	89.8	90.5	385.5

Liabilities
Investment and universal life contracts	354.7	80.3	(262.1)
Funds withheld payable embedded derivative	3,652.8	—	—

Derivatives
Net derivative assets (liabilities)	(3.4)	(0.6)	9.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

15. Fair Value Measurements – (continued)

(3)	Changes in unrealized gains (losses) included in OCI, including foreign currency translation adjustments related to our Principal International segment, relating to positions still held were:

	For the year ended December 31,
	2022	2021	2020

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$(22.3)	$12.8	$—
Corporate	(19.8)	(0.7)	11.9
Commercial mortgage-backed securities	(0.5)	(0.4)	1.5
Collateralized debt obligations	—	1.9	(0.3)
Other debt obligations	(18.5)	—	—
Total fixed maturities, available-for-sale	(61.1)	13.6	13.1
Other investments	—	(1.3)	(2.9)

Liabilities
Investment and universal life contracts	0.1	0.2	(0.3)

Derivatives
Net derivative assets (liabilities)	(0.2)	—	—

(4)	Gross purchases, sales, issuances and settlements were:

	For the year ended December 31, 2022
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$—	$(1.6)	$(1.6)
Corporate	817.3	(50.4)	—	(140.6)	626.3
Commercial mortgage-backed securities	—	(4.1)	—	(0.5)	(4.6)
Collateralized debt obligations	151.9	—	—	(0.1)	151.8
Other debt obligations	487.4	(8.2)	—	(5.0)	474.2
Total fixed maturities, available-for-sale	1,456.6	(62.7)	—	(147.8)	1,246.1
Fixed maturities, trading	134.7	(32.6)	—	(1.4)	100.7
Other investments	0.4	—	—	—	0.4
Separate account assets (5)	11.8	(4.5)	(50.0)	18.8	(23.9)

Liabilities
Investment and universal life contracts	—	—	(7.4)	26.4	19.0

Derivatives
Net derivative assets (liabilities)	—	2.6	—	—	2.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

15. Fair Value Measurements – (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

15. Fair Value Measurements – (continued)

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels were as follows:

	For the year ended December 31, 2022
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$12.0	$—	$10.2
Corporate	—	176.3	—	35.2
Commercial mortgage-backed securities	—	—	—	10.2
Collateralized debt obligations	—	—	—	180.4
Other debt obligations	—	—	—	27.8
Total fixed maturities, available-for-sale	—	188.3	—	263.8
Fixed maturities, trading	—	29.0	—	—

Derivatives
Net derivative assets (liabilities)	—	—	—	0.3

	For the year ended December 31, 2021
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$82.4	$—	$—
Corporate	—	175.8	—	—
Collateralized debt obligations	—	74.1	—	435.8
Other debt obligations	—	20.6	—	25.0
Total fixed maturities, available-for-sale	—	352.9	—	460.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

15. Fair Value Measurements – (continued)

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

Assets transferred into Level 3 during 2022, 2021 and 2020, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations.

Assets transferred out of Level 3 during 2022, 2021 and 2020, included those for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

15. Fair Value Measurements – (continued)

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

	December 31, 2022
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of				Weighted
	fair value	technique(s)	input description	inputs				average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$1,479.9	Discounted cash flow	Discount rate (1)	2.7	%-	33.1%		11.0%
			Illiquidity premium	0	basis points (“bps”)-	467	bps	50	bps
			Comparability adjustment	(16)	bps-	0	bps	(11)	bps
Collateralized debt obligations	39.5	Discounted cash flow	Discount rate (1)			4.4%		4.4%
			Comparability adjustment			55	bps	55	bps
Other debt obligations	467.8	Discounted cash flow	Discount rate (1)	5.6	%-	8.2%		7.6%
			Illiquidity premium	0	bps-	260	bps	220	bps
			Comparability adjustment	1	bps-	139	bps	77	bps
Fixed maturities, trading	119.7	Discounted cash flow	Discount rate (1)	9.6	%-	15.2%		11.0%
Separate account assets	1,034.1	Discounted cash flow - real estate	Discount rate (1)	5.5	%-	10.0%		7.0%
			Terminal capitalization rate	4.5	%-	9.5%		5.8%
			Average market rent growth rate	2.0	%-	3.8%		3.0%
		Discounted cash flow - real estate debt	Loan to value	43.6	%-	62.2%		50.6%
			Market interest rate	5.3	%-	8.6%		6.6%
Liabilities
Investment and universal life contracts (6)	31.8	Discounted cash flow	Long duration interest rate	2.4	%-	4.1	% (3)	3.7%
			Long-term equity market volatility	17.8	%-	36.9%		21.8%
			Nonperformance risk	0.9	%-	2.0%		1.6%
			Utilization rate	See note (4)
			Lapse rate	0.0	%-	19.4%		6.1%
			Mortality rate	See note (5)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

15. Fair Value Measurements – (continued)

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

December 31, 2022

15. Fair Value Measurements – (continued)

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No significant assets and liabilities were measured at fair value on a nonrecurring basis for the years ended December 31, 2022, 2021 and 2020.

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

	For the year ended December 31,
	2022	2021	2020

	(in millions)
Real estate ventures
Change in fair value pre-tax gain (1)	$—	$12.5	$5.3

(1)Reported in net investment income on the consolidated statements of operations.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

15. Fair Value Measurements – (continued)

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	December 31, 2022
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3

	(in millions)
Assets (liabilities)
Mortgage loans	$20,629.8	$18,754.5	$—	$—	$18,754.5
Policy loans	784.7	804.0	—	—	804.0
Other investments	250.6	238.0	—	133.5	104.5
Cash and cash equivalents	1,243.9	1,243.9	1,232.5	11.4	—
Reinsurance deposit receivable	7,900.9	6,859.9	—	—	6,859.9
Cash collateral receivable	281.0	281.0	281.0	—	—
Investment contracts	(35,380.1)	(32,367.4)	—	(7,279.0)	(25,088.4)
Short-term debt	(80.7)	(80.7)	—	(80.7)	—
Long-term debt	(3,997.0)	(3,680.6)	—	(3,620.1)	(60.5)
Separate account liabilities	(141,459.3)	(140,533.9)	—	—	(140,533.9)
Bank deposits (1)	(352.4)	(336.3)	—	(336.3)	—
Cash collateral payable	(291.3)	(291.3)	(291.3)	—	—

	December 31, 2021
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3

	(in millions)
Assets (liabilities)
Mortgage loans	$19,668.7	$20,602.7	$—	$—	$20,602.7
Policy loans	759.6	952.9	—	—	952.9
Other investments	304.0	294.8	—	198.6	96.2
Cash and cash equivalents	1,214.2	1,214.2	1,197.8	16.4	—
Cash collateral receivable	2.2	2.2	2.2	—	—
Investment contracts	(35,810.4)	(36,088.6)	—	(7,454.3)	(28,634.3)
Short-term debt	(79.8)	(79.8)	—	(79.8)	—
Long-term debt	(4,280.2)	(4,793.1)	—	(4,755.1)	(38.0)
Separate account liabilities	(165,098.7)	(164,028.9)	—	—	(164,028.9)
Bank deposits (1)	(373.3)	(372.8)	—	(372.8)	—
Cash collateral payable	(214.9)	(214.9)	(214.9)	—	—

(1)    Excludes deposit liabilities without defined or contractual maturities.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

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

Principal Life cedes certain term, universal life and Closed Block life insurance statutory reserves to our affiliated reinsurance subsidiaries on a funds withheld coinsurance basis. The reserves are secured by cash, invested assets and financing provided by highly rated third parties. As of December 31, 2022 and 2021, our affiliated reinsurance subsidiaries assumed statutory reserves of $17,815.1 million and $10,085.7 million from Principal Life, respectively. In the states of Vermont and Delaware, the affiliated reinsurers had permitted and prescribed practices allowing for the admissibility of certain assets backing these reserves. As of December 31, 2022 and 2021, assets admitted under these practices totaled $3,748.4 million and $4,146.0 million, respectively. Additionally, one of our affiliated reinsurance subsidiaries in Vermont ceded $9,956.9 million of the ULSG reserves it assumed from Principal Life to Talcott Life & Annuity Re as of December 31, 2022.

Life and health insurance companies are subject to certain risk-based capital (“RBC”) requirements as specified by the NAIC. Under those requirements, the amount of capital and surplus maintained by a life and health insurance company is to be determined based on the various risk factors related to it. As of December 31, 2022, Principal Life met the minimum RBC requirements.

Statutory net income (loss) and statutory capital and surplus of Principal Life were as follows:

	As of or for the year ended December 31,
	2022	2021	2020

	(in millions)
Statutory net income (loss)	$(1,563.1)	$864.0	$915.9
Statutory capital and surplus	4,304.4	5,375.2	5,682.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

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

The Retirement and Income Solutions segment provides retirement and related financial products and services primarily to businesses, their employees and other individuals. The segment is organized into Retirement and Income Solutions – Fee, which includes workplace savings and retirement solutions (formerly known as “full service accumulation”), trust and custody services, individual variable annuities and the acquisition, integration and migration expenses associated with the purchase of the Acquired Business; and Retirement and Income Solutions – Spread, which includes investment only, pension risk transfer, banking services and our exited retail fixed annuities business.

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

December 31, 2022

17. Segment Information – (continued)

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

December 31, 2022

17. Segment Information – (continued)

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

December 31, 2022

17. Segment Information – (continued)

The following tables summarize select financial information by segment, including operating revenues for our products and services, and reconcile segment totals to those reported in the consolidated financial statements:

	December 31, 2022	December 31, 2021

	(in millions)
Assets:
Retirement and Income Solutions	$203,646.8	$221,993.8
Principal Global Investors	2,348.2	2,445.1
Principal International	43,373.6	42,812.4
U.S. Insurance Solutions	40,653.8	33,222.6
Corporate	2,217.2	4,183.3
Total consolidated assets	$292,239.6	$304,657.2

	For the year ended December 31,
	2022	2021	2020

	(in millions)
Operating revenues by segment:
Retirement and Income Solutions:
Retirement and Income Solutions – Fee	$2,253.9	$2,322.7	$2,149.8
Retirement and Income Solutions – Spread	3,721.3	4,187.3	5,353.7
Total Retirement and Income Solutions (1)	5,975.2	6,510.0	7,503.5
Principal Global Investors (2)	1,715.5	1,828.0	1,539.1
Principal International	1,475.9	1,351.8	1,096.8
U.S. Insurance Solutions:
Specialty Benefits insurance	2,984.6	2,709.6	2,525.4
Individual Life insurance	1,330.9	2,057.2	1,955.0
Eliminations	(0.6)	(0.2)	(0.2)
Total U.S. Insurance Solutions	4,314.9	4,766.6	4,480.2
Corporate	(6.5)	1.8	(39.7)
Total segment operating revenues	13,475.0	14,458.2	14,579.9
Net realized capital gains (losses), net of related revenue adjustments	(381.5)	(164.0)	195.3
Revenues from exited business (3)	4,447.2	—	—
Adjustments related to equity method investments	(49.1)	(31.5)	(33.5)
Total revenues per consolidated statements of operations	$17,491.6	$14,262.7	$14,741.7

Pre-tax operating earnings (losses) by segment:
Retirement and Income Solutions	$1,090.4	$1,141.2	$966.9
Principal Global Investors	604.0	708.4	512.9
Principal International	308.6	309.0	243.6
U.S. Insurance Solutions	531.7	470.8	239.9
Corporate	(469.4)	(368.0)	(326.4)
Total segment pre-tax operating earnings	2,065.3	2,261.4	1,636.9
Pre-tax net realized capital gains (losses), as adjusted (4)	(286.7)	(179.8)	63.6
Pre-tax income from exited business (5)	4,260.5	—	—
Adjustments related to equity method investments and noncontrolling interest	21.0	2.0	(7.0)
Income before income taxes per consolidated statements of operations	$6,060.1	$2,083.6	$1,693.5
(1)	Reflects inter-segment revenues of $364.4 million, $413.1 million and $342.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)	Reflects inter-segment revenues of $323.4 million, $308.9 million and $273.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

17. Segment Information – (continued)

(3)	Revenues from exited business is derived as follows:

	For the year ended December 31,
	2022	2021	2020

	(in millions)
Revenues from exited business:
Change in fair value of funds withheld embedded derivative	$3,652.8	$—	$—
Net realized capital gains on funds withheld assets	749.4	—	—
Strategic review costs and impacts	32.4	—	—
Amortization of reinsurance gain	12.6	—	—
Total revenues from exited business	$4,447.2	$—	$—
(4)	Pre-tax net realized capital gains (losses), as adjusted, is derived as follows:

	For the year ended December 31,
	2022	2021	2020

	(in millions)
Net realized capital gains (losses)	$(258.4)	$2.5	$302.6
Derivative and hedging-related revenue adjustments	(126.3)	(160.3)	(132.9)
Market value adjustments to fee revenues	0.7	(0.6)	(1.6)
Adjustments related to equity method investments	(15.0)	(24.0)	(1.5)
Adjustments related to sponsored investment funds	22.2	21.3	17.3
Recognition of front-end fee revenue	(4.7)	(2.9)	11.4
Net realized capital gains (losses), net of related revenue adjustments	(381.5)	(164.0)	195.3
Amortization of deferred acquisition costs and other actuarial balances	2.5	11.1	(26.8)
Capital (gains) losses distributed	136.4	(106.7)	(49.9)
Market value adjustments of embedded derivatives	(44.1)	79.8	(55.0)
Pre-tax net realized capital gains (losses), as adjusted (a)	$(286.7)	$(179.8)	$63.6
(a)	As adjusted before noncontrolling interest capital gains (losses).
(5)	Pre-tax income (loss) from exited business included:

	For the year ended December 31,
	2022	2021	2020

	(in millions)
Pre-tax income from exited business
Change in fair value of funds withheld embedded derivative	$3,652.8	$—	$—
Net realized capital gains on funds withheld assets	749.4	—	—
Strategic review costs and impacts	(91.0)	—	—
Amortization of reinsurance loss	(82.5)	—	—
Impacts to actuarial balances of reinsured business	31.8	—	—
Total pre-tax income from exited business	$4,260.5	$—	$—

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

17. Segment Information – (continued)

The following is a summary of income tax expense (benefit) allocated to our segments for purposes of determining non-GAAP operating earnings. Segment income taxes are reconciled to income taxes reported on our consolidated statements of operations.

	For the year ended December 31,
	2022	2021	2020

	(in millions)
Income tax expense (benefit) by segment:
Retirement and Income Solutions	$118.2	$130.1	$106.6
Principal Global Investors	161.8	192.3	141.9
Principal International	52.4	69.8	62.0
U.S. Insurance Solutions	101.1	92.3	47.9
Corporate	(69.1)	(70.7)	(87.9)
Total segment income taxes from operating earnings	364.4	413.8	270.5
Tax expense (benefit) related to net realized capital losses, as adjusted	(64.2)	(56.2)	28.2
Tax expense related to exited business (1)	956.5	—	—
Certain adjustments related to equity method investments and noncontrolling interest	(48.8)	(31.4)	(33.7)
Total income taxes per consolidated statements of operations	$1,207.9	$326.2	$265.0
(1)	Income tax expense related to exited business is derived as follows:

	For the year ended December 31,
	2022	2021	2020

	(in millions)
Income tax expense related to exited business:
Change in fair value of funds withheld embedded derivative	$767.1	$—	$—
Net realized capital gains on funds withheld assets	157.4	—	—
Strategic review costs and impacts (a)	42.8	—	—
Amortization of reinsurance gain	(17.4)	—	—
Impacts to actuarial balances of reinsured business	6.6	—	—
Total income tax expense related to exited business	$956.5	$—	$—

(a)Includes Global Intangible Low-Taxed Income allocated to exited business.

The following is a summary of depreciation and amortization expense allocated to our segments for purposes of determining pre-tax operating earnings. Segment depreciation and amortization is reconciled to depreciation and amortization included in operating expenses in our consolidated statements of operations.

	For the year ended December 31,
	2022	2021	2020

	(in millions)
Depreciation and amortization expense by segment:
Retirement and Income Solutions	$86.2	$81.7	$69.1
Principal Global Investors	20.7	21.1	21.6
Principal International	53.9	57.3	56.0
U.S. Insurance Solutions	23.7	24.2	25.1
Corporate	18.4	23.7	14.8
Total segment depreciation and amortization expense included in pre-tax operating earnings	202.9	208.0	186.6
Depreciation and amortization expense related to exited business	27.1	—	—
Total depreciation and amortization expense included in our consolidated statements of operations	$230.0	$208.0	$186.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

18. Revenues from Contracts with Customers

The following tables summarize disaggregation of revenues from contracts with customers, including select financial information by segment, and reconcile totals to those reported in the consolidated financial statements. Revenues from contracts with customers are included in fees and other revenues on the consolidated statements of operations.

	For the year ended December 31,
	2022	2021	2020

	(in millions)
Revenue from contracts with customers by segment:
Retirement and Income Solutions:
Retirement and Income Solutions – Fee	$540.0	$580.2	$591.2
Retirement and Income Solutions – Spread	11.4	9.9	8.6
Total Retirement and Income Solutions	551.4	590.1	599.8
Principal Global Investors	1,675.0	1,787.9	1,511.2
Principal International	426.3	492.7	439.2
U.S. Insurance Solutions:
Specialty Benefits insurance	15.1	14.9	14.8
Individual Life insurance	65.1	60.6	48.6
Eliminations	(0.1)	(0.2)	(0.2)
Total U.S. Insurance Solutions	80.1	75.3	63.2
Corporate	148.1	204.1	154.9
Total segment revenue from contracts with customers	2,880.9	3,150.1	2,768.3
Adjustments for fees and other revenues not within the scope of revenue recognition guidance (1)	1,255.8	1,866.0	1,733.0
Pre-tax other adjustments (2)	41.0	(3.5)	9.8
Total fees and other revenues per consolidated statements of operations	$4,177.7	$5,012.6	$4,511.1
(1)	Fees and other revenues not within the scope of the revenue recognition guidance primarily represent revenue on contracts accounted for under the financial instruments or insurance contracts standards.
(2)	Pre-tax other adjustments relate to revenues from exited business and the recognition of deferred front-end fee revenues for sales charges on retirement and life insurance products and certain market value adjustments to fee revenues.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

18. Revenues from Contracts with Customers – (continued)

The types of revenues from contracts with customers were as follows:

	For the year ended December 31,
	2022	2021	2020

	(in millions)
Administrative service fee revenue	$537.0	$576.7	$589.2
Other fee revenue	3.0	3.5	2.0
Total revenues from contracts with customers	540.0	580.2	591.2
Fees and other revenues not within the scope of revenue recognition guidance	1,187.1	1,299.6	1,130.4
Total fees and other revenues	1,727.1	1,879.8	1,721.6
Premiums and other considerations	—	0.5	5.0
Net investment income	526.8	442.4	423.2
Total operating revenues	$2,253.9	$2,322.7	$2,149.8

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

The types of revenues from contracts with customers were as follows:

	For the year ended December 31,
	2022	2021	2020

	(in millions)
Deposit account fee revenue	$10.2	$9.2	$8.4
Commission income	1.2	0.7	0.2
Total revenues from contracts with customers	11.4	9.9	8.6
Fees and other revenues not within the scope of revenue recognition guidance	2.9	7.9	9.5
Total fees and other revenues	14.3	17.8	18.1
Premiums and other considerations	1,959.7	1,883.1	3,216.0
Net investment income	1,747.3	2,286.4	2,119.6
Total operating revenues	$3,721.3	$4,187.3	$5,353.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

18. Revenues from Contracts with Customers – (continued)

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

The types of revenues from contracts with customers were as follows:

	For the year ended December 31,
	2022	2021	2020

	(in millions)
Management fee revenue	$1,434.6	$1,514.1	$1,298.4
Other fee revenue	240.4	273.8	212.8
Total revenues from contracts with customers	1,675.0	1,787.9	1,511.2
Fees and other revenues not within the scope of revenue recognition guidance	27.4	36.2	22.3
Total fees and other revenues	1,702.4	1,824.1	1,533.5
Net investment income	13.1	3.9	5.6
Total operating revenues	$1,715.5	$1,828.0	$1,539.1

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

18. Revenues from Contracts with Customers – (continued)

The types of revenues from contracts with customers were as follows:

	For the year ended December 31,
	2022	2021	2020

	(in millions)
Management fee revenue	$417.1	$484.4	$435.3
Other fee revenue	9.2	8.3	3.9
Total revenues from contracts with customers	426.3	492.7	439.2
Fees and other revenues not within the scope of revenue recognition guidance	4.5	4.1	5.6
Total fees and other revenues	430.8	496.8	444.8
Premiums and other considerations	77.7	127.5	156.6
Net investment income	967.4	727.5	495.4
Total operating revenues	$1,475.9	$1,351.8	$1,096.8

Revenues from contracts with customers by region:
Latin America	$314.4	$362.6	$323.5
Asia	111.9	128.8	115.9
Principal International corporate / regional offices	2.0	2.6	0.9
Eliminations	(2.0)	(1.3)	(1.1)
Total revenues from contracts with customers	$426.3	$492.7	$439.2

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

18. Revenues from Contracts with Customers – (continued)

The types of revenues from contracts with customers were as follows:

	For the year ended December 31,
	2022	2021	2020

	(in millions)
Specialty Benefits insurance:
Administrative service fees	$15.1	$14.9	$14.8
Total revenues from contracts with customers	15.1	14.9	14.8
Fees and other revenues not within the scope of revenue recognition guidance	18.6	19.0	19.3
Total fees and other revenues	33.7	33.9	34.1
Premiums and other considerations	2,771.1	2,496.4	2,330.7
Net investment income	179.8	179.3	160.6
Total operating revenues	$2,984.6	$2,709.6	$2,525.4

Individual Life insurance:
Administrative service fees	$27.6	$26.7	$21.8
Commission income	37.5	33.9	26.8
Total revenues from contracts with customers	65.1	60.6	48.6
Fees and other revenues not within the scope of revenue recognition guidance	333.6	859.2	849.8
Total fees and other revenues	398.7	919.8	898.4
Premiums and other considerations	535.9	334.0	329.1
Net investment income	396.3	803.4	727.5
Total operating revenues	$1,330.9	$2,057.2	$1,955.0

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

December 31, 2022

18. Revenues from Contracts with Customers – (continued)

The Corporate segment also includes inter-segment eliminations of fees and other revenues. The types of revenues from contracts with customers were as follows:

	For the year ended December 31,
	2022	2021	2020

	(in millions)
Commission income	$366.2	$388.9	$316.6
Other fee revenue	79.7	68.8	59.1
Eliminations	(297.8)	(253.6)	(220.8)
Total revenues from contracts with customers	148.1	204.1	154.9
Fees and other revenues not within the scope of revenue recognition guidance	(318.3)	(360.0)	(303.9)
Total fees and other revenues	(170.2)	(155.9)	(149.0)
Premiums and other considerations	(4.2)	—	—
Net investment income	167.9	157.7	109.3
Total operating revenues	$(6.5)	$1.8	$(39.7)

Contract Costs

Sales compensation and other incremental costs of obtaining a contract are capitalized and amortized over the period of contract benefit if the costs are expected to be recovered. The contract cost asset, which is included in other assets on the consolidated statements of financial position, was $204.9 million and $193.1 million as of December 31, 2022 and December 31, 2021, respectively.

We apply the practical expedient for certain costs where we recognize the incremental costs of obtaining these contracts as an expense when incurred if the amortization period of the assets is one year or less. These costs, along with costs that are not deferrable, are included in operating expenses on the consolidated statements of operations.

Deferred contract costs consist primarily of commissions and variable compensation. We amortize capitalized contract costs on a straight-line basis over the expected contract life, reflecting lapses as they are incurred. Deferred contract costs are subject to impairment testing on an annual basis, or when a triggering event occurs that could warrant an impairment. To the extent future revenues less future maintenance expenses are not adequate to cover the asset balance, an impairment is recognized. For the years ended December 31, 2022, 2021 and 2020, $35.6 million, $32.4 million and $24.8 million, respectively, of amortization expense was recorded in operating expenses on the consolidated statements of operations and no impairment loss was recognized in relation to the costs capitalized.

19. Stock-Based Compensation Plans

As of December 31, 2022, we had the 2021 Stock Incentive Plan, the 2020 Directors Stock Plan, the 2014 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan and the Directors Stock Plan (“Stock-Based Compensation Plans”). No new grants will be made under the 2020 Directors Stock Plan, the 2014 Stock Incentive Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the  2005 Directors Stock Plan, the Stock Incentive Plan or the Directors Stock Plan. Under the terms of the 2021 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. To date, we have not granted any incentive stock options, restricted stock or performance units under any plans. As part of our fair value process, we assess the impact of material nonpublic information on our share price or expected volatility, as applicable, at the time of grant. No awards in 2022 required a fair value adjustment.

As of December 31, 2022, the maximum number of new shares of common stock available for grant under the 2021 Stock Incentive Plan was 23.0 million.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

19. Stock Based Compensation Plans – (continued)

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against net income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the year ended December 31,
	2022	2021	2020

	(in millions)
Compensation cost	$89.9	$95.2	$86.7
Related income tax benefit	20.3	19.9	17.1
Capitalized as part of an asset	1.3	1.4	1.5

Nonqualified Stock Options

No nonqualified stock options were granted to employees during 2022. Previously, nonqualified stock options were granted to certain employees under the 2014 Stock Incentive Plan, the Amended and Restated 2010 Stock Incentive Plan and the Stock Incentive Plan. Options outstanding were granted at an exercise price equal to the fair market value of our common stock on the date of grant and expire ten years after the grant date. Total options granted were 0.0 million, 0.8 million and 1.4 million during 2022, 2021 and 2020, respectively.

The following is a summary of the status of all of our stock option plans:

		Weighted-
		average
	Number of options	exercise price	Intrinsic value
	(in millions)		(in millions)
Options outstanding as of January 1, 2022	6.2	$51.89
Exercised	2.9	49.06
Options outstanding as of December 31, 2022	3.3	$54.36	$98.2
Options vested or expected to vest as of December 31, 2022	3.3	$54.35	$98.1
Options exercisable as of December 31, 2022	2.5	$53.85	$76.1

The total intrinsic value of stock options exercised was $92.0 million, $23.5 million and $3.4 million during 2022, 2021, and 2020, respectively.

The following is a summary of weighted-average remaining contractual lives for stock options outstanding and the range of exercise prices on the stock options as of December 31, 2022:

		Weighted-
	Number of options	average remaining
Range of exercise prices	outstanding	contractual life
	(in millions)
$27.46 - $48.11	0.5	2.0
$48.12 - $52.41	0.9	6.0
$52.42 - $55.89	0.4	6.2
$55.90 - $62.75	0.7	8.2
$62.76 - $63.98	0.8	4.9
$27.46 - $63.98	3.3

The weighted-average remaining contractual lives for stock options exercisable is approximately 5.6 years as of December 31, 2022.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

19. Stock Based Compensation Plans – (continued)

The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during the period:

	For the year ended December 31,
Options	2022	2021	2020
Expected volatility	—%	34.2%	25.7%
Expected term (in years)	—	7.0	7.0
Risk-free interest rate	—%	1.2%	1.3%
Expected dividend yield	—%	3.82%	4.33%
Weighted average estimated fair value	$—	$15.67	$9.64

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

As of December 31, 2022, we had $0.8 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 1.0 years.

Cash received from stock options exercised under these share-based payment arrangements during 2022, 2021 and 2020 was $141.6 million, $42.2 million and $4.4 million, respectively. The actual tax benefits realized for the tax deductions for options exercised under these share-based payment arrangements during 2022, 2021 and 2020 was $37.7 million, $9.1 million and $1.4 million, respectively.

Performance Share Awards

We granted performance share awards to certain employees under the 2021 Stock Incentive Plan, the 2014 Stock Incentive Plan and the Amended and Restated 2010 Stock Incentive Plan. The performance share awards are treated as an equity award and are paid in shares. Effective in 2022, we added a relative total shareholder return modifier to the performance share awards under which the number of shares ultimately granted is also impacted by our actual shareholder return relative to our S&P 500 Financial Sector Index peer group. The fair value of performance share awards is determined using a Monte Carlo simulation model. Whether the performance shares are earned depends upon the participant’s continued employment through the performance period (except in the case of specific types of terminations) and our performance against three-year goals set at the beginning of the performance period. Performance goals based on various factors must be achieved for any of the performance shares to be earned. If the performance requirements are not met, the performance shares will be forfeited, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. These awards have no maximum contractual term. Dividend equivalents are credited on performance shares outstanding as of the record date. These dividend equivalents are only paid on the shares released. Total performance share awards granted were 0.3 million, 0.2 million and 0.3 million in 2022, 2021 and 2020, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

19. Stock Based Compensation Plans – (continued)

The following is a summary of activity for the nonvested performance share awards:

	Number of	Weighted-
	performance	average grant-date
	share awards	fair value
	(in millions)
Nonvested performance share awards as of January 1, 2022	0.7	$54.37
Granted	0.3	66.62
Vested	0.2	52.75
Nonvested performance share awards as of December 31, 2022	0.8	$59.19

The total intrinsic value of performance share awards vested was $11.6 million, $4.7 million and $8.7 million during 2022, 2021 and 2020, respectively.

Performance share awards above represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results to be determined at the end of the respective performance period. The actual number of common shares to be awarded at the end of each performance period will range between 0% and 180% (0% and 150% prior to 2022) of the initial target awards.

The fair value of performance share awards is determined using a Monte Carlo simulation model of our common shares on the grant date. The weighted-average grant-date fair value of performance share awards granted during 2022, 2021 and 2020 was $66.62, $58.68 and $51.73, respectively.

As of December 31, 2022, we had $9.4 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.8 years.

Actual tax benefits realized for the tax deductions for performance share awards paid out under these share-based payment arrangements for 2022, 2021 and 2020 was $6.4 million, $1.8 million and $3.0 million, respectively.

Restricted Stock Units

We issue restricted stock units under the 2021 Stock Incentive Plan, 2020 Directors Stock Plan, 2014 Stock Incentive Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, and the Directors Stock Plan. Restricted stock units are treated as an equity award and are paid in shares. These awards have no maximum contractual term. Dividend equivalents are credited on restricted stock units outstanding as of the record date. These dividend equivalents are only paid on the shares released. Restricted stock units granted were 1.3 million, 1.1 million and 1.1 million in 2022, 2021 and 2020, respectively.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

19. Stock Based Compensation Plans – (continued)

The following is a summary of activity for the nonvested restricted stock units:

	Number of	Weighted-
	restricted	average grant-date
	stock units	fair value
	(in millions)
Nonvested restricted stock units as of January 1, 2022	3.0	$54.50
Granted	1.3	70.29
Vested	1.0	53.48
Canceled	0.1	61.48
Nonvested restricted stock units as of December 31, 2022	3.2	$60.69

The total intrinsic value of restricted stock units vested was $81.1 million, $51.7 million and $41.2 during 2022, 2021 and 2020, respectively.

The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant-date fair value of restricted stock units granted during 2022, 2021 and 2020 was $70.29, $59.17 and $50.49, respectively.

As of December 31, 2022, we had $68.1 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted under these plans. The cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

The actual tax benefits realized for the tax deductions for restricted stock unit payouts under these share-based payment arrangements for 2022, 2021 and 2020 was $27.0 million, $17.8 million and $14.6 million, respectively.

Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan, participating employees have the opportunity to purchase shares of our common stock on a quarterly basis. Employees may purchase up to $25,000 in stock value annually. Employees may purchase shares of our common stock at a price equal to 90% of the shares’ fair market value as of the end of the purchase period. Prior to 2022, employees were able to purchase shares of our common stock at a price equal to 85% of the shares’ fair market value as of the beginning or end of the purchase period, whichever was lower. Under the Employee Stock Purchase Plan, employees purchased 0.6 million, 1.0 million and 1.4 million shares during 2022, 2021 and 2020, respectively.

We recognize compensation expense for the fair value of the discount granted to employees participating in the employee stock purchase plan in the period of grant. Shares of the Employee Stock Purchase Plan are treated as an equity award. The weighted-average fair value of the discount on the stock purchased was $7.31, $15.64 and $11.33 during 2022, 2021 and 2020, respectively. The total intrinsic value of the Employee Stock Purchase Plan shares settled was $4.1 million, $15.3 million and $15.5 million during 2022, 2021 and 2020, respectively.

Cash received from shares issued under these share-based payment arrangements for 2022, 2021 and 2020 was $37.3 million, $46.5 million and $37.8 million, respectively. The actual tax benefit realized for the tax deductions for the settlement of the share-based payment arrangements for 2022, 2021 and 2020 was $0.8 million, $1.3 million and $0.9 million, respectively.

As of December 31, 2022, a total of 3.5 million of new shares were available to be made issuable by us for this plan.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2022

20. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the year ended December 31,
	2022	2021	2020

	(in millions, except per share data)
Net income	$4,852.2	$1,757.4	$1,428.5
Subtract:
Net income attributable to noncontrolling interest	40.6	46.8	32.7
Total	$4,811.6	$1,710.6	$1,395.8
Weighted-average shares outstanding:
Basic	251.1	269.0	274.7
Dilutive effects:
Stock options	1.5	1.3	0.3
Restricted stock units	2.2	2.1	1.5
Performance share awards	0.5	0.5	0.1
Diluted	255.3	272.9	276.6
Net income per common share:
Basic	$19.16	$6.36	$5.08
Diluted	$18.85	$6.27	$5.05

The calculation of diluted earnings per share for the years ended December 31, 2022, 2021 and 2020, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect.

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

Our Chief Executive Officer, Daniel J. Houston, and our Chief Financial Officer, Deanna D. Strable-Soethout, have reviewed and evaluated our disclosure controls and procedures as of December 31, 2022, and have concluded our disclosure controls and procedures are effective.

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

Under the supervision and with the participation of management, including our Chief Executive Officer, Daniel J. Houston, and our Chief Financial Officer, Deanna D. Strable-Soethout, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, management has concluded that Principal Financial Group, Inc.’s internal control over financial reporting was effective as of December 31, 2022.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 pertaining to directors is set forth in Principal Financial Group, Inc.’s proxy statement relating to the 2023 annual stockholders meeting (the “Proxy Statement”), which will be filed with the SEC on or about April 3, 2023, under the captions, “Election of Directors,” “Corporate Governance,” and “Security Ownership of Certain Beneficial Owners and Management — Delinquent Section 16(a) Reports.” Such information is incorporated herein by reference. The information called for by Item 10 pertaining to executive officers can be found in Part I of this Form 10-K under the caption, “Information about our Executive Officers.” The Company has adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The code of ethics has been posted on our internet website, found at www.principal.com. We intend to satisfy disclosure requirements regarding amendments to, or waivers from, any provision of our code of ethics on our website.

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

Equity Compensation Plan Information

In general, we have two compensation plans under which our equity securities are authorized for issuance to employees or directors (not including our tax qualified pension plans): the Principal Financial Group, Inc. 2021 Stock Incentive Plan and the Principal Financial Group, Inc. Employee Stock Purchase Plan. The following table shows the number of shares of common stock issuable upon exercise of options outstanding as of December 31, 2022, the weighted average exercise price of those options and the number of shares of common stock remaining available for future issuance as of December 31, 2022, excluding shares issuable upon exercise of outstanding options.

	(a)		(b)		(c)
Number of securities
remaining available for
	Number of securities		Weighted-average		future issuance under
	to be issued upon		exercise price of		equity compensation
	exercise of outstanding		outstanding		plans (excluding
	options, warrants		options, warrants		securities reflected
Plan Category	and rights		and rights		in column (a))
Equity compensation plans approved by our stockholders (1)	7,964,890	(2)	$54.36	(3)	26,465,720	(4)
Equity compensation plans not approved by our stockholders	—		n/a		—
(1)	The Principal Financial Group, Inc. Employee Stock Purchase Plan, the Principal Financial Group, Inc. Stock Incentive Plan and the Principal Financial Group, Inc. Directors Stock Plan were each approved by our sole stockholder, Principal Mutual Holding Company, prior to our initial public offering of common stock on October 22, 2001. Subsequently, the Principal Financial Group, Inc. 2005 Stock Incentive Plan and the Principal Financial Group, Inc. 2005 Directors Stock Plan were each approved by our stockholders on May 17, 2005. An amendment to the Principal Financial Group, Inc. Employee Stock Purchase Plan to increase the number of shares available for issuance under the plan was approved on May 19, 2009. On May 18, 2010, our shareholders approved the 2010 Stock Incentive Plan, which replaced the 2005 Stock Incentive Plan. The 2010 Stock Incentive Plan was subsequently renamed the Amended and Restated 2010 Stock Incentive Plan. On May 20, 2014, our shareholders approved the Principal Financial Group, Inc. 2014 Stock Incentive Plan and the Principal Financial Group, Inc. 2014 Directors Stock Plan. On May 19, 2020, our shareholders approved the Principal Financial Group, Inc. 2020 Directors Stock Plan. On May 18, 2021, our shareholders approved the Principal Financial Group, Inc. 2021 Stock Incentive Plan.
(2)	Includes 3,322,841 options outstanding under the employee stock incentive plans, 817,684 performance shares under the employee stock incentive plans, 3,515,438 restricted stock units under the employee stock incentive plans, 241,037 restricted stock units under the directors stock plans and 67,890 other stock-based awards under the director stock plans for obligations under the Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc.
(3)	The weighted-average exercise price relates only to outstanding stock options, not to outstanding performance shares, restricted stock units or other stock-based awards.
(4)	This number includes 3,458,225 shares remaining for issuance under the Employee Stock Purchase Plan and 23,007,495 shares available for issuance in respect of future awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards under the 2021 Stock Incentive Plan.

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

		10-Q	May 4, 2006
10.11.1	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change-of-Control Employment Agreement (Tier One Executives)	8-K	December 2, 2008
10.11.2	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change of Control Employment Agreement (Tier One Executives), effective December 31, 2010	10-K	February 16, 2011
10.12	Form of Principal Financial Group, Inc. Indemnification Agreement	8-K	December 2, 2008
10.12.1	Form of Principal Financial Group, Inc. Indemnification Agreement dated as of June 9, 2016.	10-Q	August 3, 2016
10.13	Compensatory Arrangement, dated as of March 14, 2002, between Principal Life Insurance Company and James P. McCaughan	10-Q	May 10, 2002
10.14	The Principal Severance Plan for Senior Executives, restated effective March 1, 2009	10-Q	May 6, 2009
10.14.1	The Principal Financial Group, Inc. Executive Severance Plan effective September 1, 2021	10-Q	October 28, 2021
10.15	The Principal Financial Group Nonqualified Defined Benefit Plan for Employees.	10-Q	August 3, 2016
4.5	Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934
21	Principal Financial Group, Inc. Member Companies as of December 31, 2022
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Daniel J. Houston
31.2	Certification of Deanna D. Strable-Soethout
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Daniel J. Houston
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Deanna D. Strable-Soethout
101

The following materials from Principal Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, (vii) Schedule I — Summary of Investments — Other Than Investments in Related Parties, (viii) Schedule II — Condensed Financial Information of Registrant (Parent Only), (ix) Schedule III — Supplementary Insurance Information and (x) Schedule IV — Reinsurance

104	The cover page from Principal Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in iXBRL and contained in Exhibit 101.

Paper copies of exhibits will be provided to shareholders upon reasonable request and upon payment of reasonable copying and mailing expenses.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: February 16, 2023	By	/s/ Deanna D. Strable-Soethout Deanna D. Strable-Soethout Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 16, 2023

By	/s/ DANIEL J. HOUSTON	By	/S/ SCOTT M. MILLS
	Daniel J. Houston		Scott M. Mills
	Chairman, President, Chief Executive Officer and		Director
Director

By	/s/ DEANNA D. STRABLE-SOETHOUT	By	/S/ H. ELIZABETH MITCHELL
	Deanna D. Strable-Soethout		H. Elizabeth Mitchell
	Executive Vice President and Chief		Director
Financial Officer (Principal Financial Officer and
Principal Accounting Officer)

By	/s/ JONATHAN S. AUERBACH	By	/S/ CLAUDIO N. MURUZABAL
	Jonathan S. Auerbach		Claudio N. Muruzabal
	Director		Director

By	/s/ MARY E. BEAMS	By	/S/ DIANE C. NORDIN
	Mary E. Beams		Diane C. Nordin
	Director		Director

By	/s/ JOCELYN CARTER-MILLER	By	/S/ BLAIR C. PICKERELL
	Jocelyn Carter-Miller		Blair C. Pickerell
	Director		Director

By	/s/ MICHAEL T. DAN	By	/s/ CLARE S. RICHER
	Michael T. Dan		Clare S. Richer
	Director		Director

By	/s/ ROGER C. HOCHSCHILD	By	/s/ ALFREDO RIVERA
	Roger C. Hochschild		Alfredo Rivera
	Director		Director

Schedule I - Summary of Investments - Other Than Investments in Related Parties

December 31, 2022

			Amount as
			shown in the
			consolidated
			statement of
		Fair	financial
Type of Investment	Cost	value	position

	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,990.9	$1,739.8	$1,739.8
States, municipalities and political subdivisions	7,355.4	6,232.3	6,232.3
Foreign governments	611.2	567.3	567.3
Public utilities	5,442.8	4,783.0	4,783.0
Redeemable preferred stock	157.6	128.1	128.1
All other corporate bonds	34,770.0	31,272.1	31,272.1
Residential mortgage-backed pass-through securities	2,420.6	2,228.7	2,228.7
Commercial mortgage-backed securities	5,572.2	4,864.6	4,864.6
Collateralized debt obligations	4,705.6	4,566.4	4,566.4
Other debt obligations	7,236.8	6,507.6	6,507.6
Total fixed maturities, available-for-sale	70,263.1	62,889.9	62,889.9
Fixed maturities, trading	760.7	760.7	760.7
Equity securities:
Banks, trust and insurance companies	363.7	363.7	363.7
Public utilities	0.2	0.2	0.2
Industrial, miscellaneous and all other	809.8	809.8	809.8
Other corporate	420.1	420.1	420.1
Non-redeemable preferred stock	114.8	114.8	114.8
Total equity securities	1,708.6	1,708.6	1,708.6
Mortgage loans	20,629.8	XXXX	20,629.8
Real estate, net:
Real estate acquired in satisfaction of debt	2.3	XXXX	2.3
Other real estate	2,237.4	XXXX	2,237.4
Policy loans	784.7	XXXX	784.7
Other investments	6,075.9	XXXX	6,075.9
Total investments	$102,462.5	XXXX	$95,089.3

Schedule II - Condensed Financial Information of Registrant (Parent Only)

Statements of Financial Position

	December 31,
	2022	2021

	(in millions)
Assets
Fixed maturities, available-for-sale	$17.1	$1,051.9
Fixed maturities, trading	—	109.0
Other investments	12.0	10.4
Cash and cash equivalents	492.5	320.3
Income taxes receivable	—	20.4
Deferred income taxes	297.1	320.9
Amounts receivable from subsidiaries	5.4	5.5
Other assets	21.8	27.1
Investment in unconsolidated entities	13,448.7	18,932.4
Total assets	$14,294.6	$20,797.9

Liabilities
Long-term debt	$3,929.2	$4,226.2
Accrued investment payable	24.7	25.3
Income taxes currently payable	2.4	—
Pension liability	332.7	473.2
Other liabilities	3.9	3.8
Total liabilities	4,292.9	4,728.5

Stockholders’ equity
Common stock, par value $0.01 per share; 2,500 million shares authorized; 489.8 million and 484.9 million shares issued as of 2022 and 2021; 243.5 million and 261.7 million shares outstanding as of 2022 and 2021	4.9	4.8
Additional paid-in capital	10,740.4	10,495.0
Retained earnings	17,042.3	12,884.5
Accumulated other comprehensive income (loss)	(7,199.0)	1,610.9
Treasury stock, at cost (246.3 million and 223.2 million shares as of 2022 and 2021)	(10,586.9)	(8,925.8)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	10,001.7	16,069.4
Total liabilities and stockholders’ equity	$14,294.6	$20,797.9

See accompanying notes.

Statements of Operations

	For the year ended December 31,
	2022	2021	2020

	(in millions)
Revenues
Net investment income	$16.8	$18.6	$13.3
Net realized capital gains (losses)	(53.6)	(14.9)	7.0
Total revenues	(36.8)	3.7	20.3

Expenses
Other operating costs and expenses	188.8	160.9	200.0
Total expenses	188.8	160.9	200.0

Loss before income taxes	(225.6)	(157.2)	(179.7)
Income tax benefits	(33.8)	(35.6)	(46.1)
Equity in the net income of subsidiaries	5,003.4	1,832.2	1,529.4

Net income attributable to Principal Financial Group, Inc.	$4,811.6	$1,710.6	$1,395.8

See accompanying notes.

Statements of Cash Flows

	For the year ended December 31,
	2022	2021	2020

	(in millions)
Operating activities
Net income	$4,811.6	$1,710.6	$1,395.8
Adjustments to reconcile net income to net cash used in operating activities:
Net realized capital (gains) losses	53.6	14.9	(7.0)
Stock-based compensation	1.7	1.6	1.4
Equity in the net income of subsidiaries	(5,003.4)	(1,832.2)	(1,529.4)
Changes in:
Net cash flows for trading securities and equity securities with operating intent	99.9	66.1	88.4
Current and deferred income tax benefits	(2.5)	(4.8)	(13.5)
Other	(30.2)	(34.5)	49.1
Net cash used in operating activities	(69.3)	(78.3)	(15.2)
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	—	(462.3)	(736.5)
Sales	935.9	—	—
Maturities	52.7	190.2	193.7
Net purchases of property and equipment	(0.1)	(0.1)	(0.1)
Net change in other investments	14.3	46.7	(50.0)
Dividends and returns of capital received from unconsolidated entities	1,660.3	1,826.3	799.1
Net cash provided by investing activities	2,663.1	1,600.8	206.2
Financing activities
Issuance of common stock	181.7	86.7	42.8
Acquisition of treasury stock	(1,661.0)	(937.2)	(307.0)
Dividends to common stockholders	(642.3)	(654.1)	(614.5)
Principal repayments of long-term debt	(300.0)	—	—
Issuance of long-term debt	—	—	595.2
Net cash used in financing activities	(2,421.6)	(1,504.6)	(283.5)

Net increase (decrease) in cash and cash equivalents	172.2	17.9	(92.5)
Cash and cash equivalents at beginning of year	320.3	302.4	394.9

Cash and cash equivalents at end of year	$492.5	$320.3	$302.4

See accompanying notes.

(1)   Basis of Presentation

The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of Principal Financial Group, Inc.

In the parent company only financial statements, our investment in unconsolidated entities is stated at cost plus equity in undistributed earnings of subsidiaries.

Principal Financial Group, Inc. sponsors nonqualified benefit plans for select employees and agents and is responsible for the obligations of these plans. Nonqualified plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The invested assets and benefit plan liabilities reported in the statements of financial position exclude amounts held in these trusts. The Rabbi trusts had $852.3 million and $889.0 million of plan assets and $691.8 million and $732.9 million of benefit plan liabilities as of December 31, 2022 and 2021, respectively.

(2)   Dividends and Returns of Capital Received from Unconsolidated Entities

The parent company received cash dividends and returns of capital totaling $1,660.3 million, $1,826.3 million and $799.1 million from subsidiaries in 2022, 2021 and 2020, respectively.

Schedule III - Supplementary Insurance Information

As of December 31, 2022 and 2021 and for each of the years ended December 31, 2022, 2021 and 2020

			Contractholder
	Deferred	Future policy	and other
	acquisition	benefits and	policyholder
Segment	costs	claims	funds

	(in millions)
2022:
Retirement and Income Solutions	$1,271.5	$28,322.9	$35,262.8
Principal Global Investors	—	—	—
Principal International	7.5	4,275.1	942.3
U.S. Insurance Solutions	3,407.9	12,128.2	7,943.3
Corporate	—	148.7	(360.6)
Total	$4,686.9	$44,874.9	$43,787.8

2021:
Retirement and Income Solutions	$819.4	$27,716.5	$35,941.4
Principal Global Investors	—	—	—
Principal International	8.4	3,813.5	1,047.2
U.S. Insurance Solutions	2,929.7	12,262.1	8,039.6
Corporate	—	156.0	(359.2)
Total	$3,757.5	$43,948.1	$44,669.0

Schedule III - Supplementary Insurance Information - (continued)

As of December 31, 2022 and 2021 and for each of the years ended December 31, 2022, 2021 and 2020

				Amortization of
	Premiums and	Net	Benefits, claims	deferred	Other
	other	investment	and settlement	acquisition	operating
Segment	considerations	income (1)	expenses	costs	expenses (1)

	(in millions)
2022:
Retirement and Income Solutions	$1,959.7	$2,252.2	$3,228.6	$134.2	$1,606.8
Principal Global Investors	—	13.1	—	—	1,093.5
Principal International	77.7	818.7	697.5	1.0	432.6
U.S. Insurance Solutions	3,306.5	564.2	2,421.1	249.2	1,027.9
Corporate	(4.2)	182.2	23.6	—	420.7
Total	$5,339.7	$3,830.4	$6,370.8	$384.4	$4,581.5

2021:
Retirement and Income Solutions	$1,883.6	$2,674.4	$3,450.1	$116.7	$1,715.2
Principal Global Investors	—	3.9	—	—	1,128.6
Principal International	127.5	631.1	610.0	1.2	469.1
U.S. Insurance Solutions	2,830.4	917.1	3,031.7	167.5	998.2
Corporate	—	179.6	5.2	—	390.8
Total	$4,841.5	$4,406.1	$7,097.0	$285.4	$4,701.9

2020:
Retirement and Income Solutions	$3,221.0	$2,457.9	$4,899.4	$82.2	$1,578.2
Principal Global Investors	—	5.6	—	—	1,029.6
Principal International	156.6	446.8	440.7	1.2	416.8
U.S. Insurance Solutions	2,659.8	850.6	2,937.2	304.7	936.9
Corporate	—	129.7	4.2	—	296.9
Total	$6,037.4	$3,890.6	$8,281.5	$388.1	$4,258.4
(1)	Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates. Reported operating results would change by segment if different methods were applied.

Schedule IV - Reinsurance

As of December 31, 2022, 2021 and 2020 and for each of the years then ended

					Percentage
		Ceded to	Assumed		of amount
	Gross	other	from other		assumed
	amount	companies	companies	Net amount	to net

	($ in millions)
2022:
Life insurance in force	$692,200.8	$223,416.6	$627.4	$469,411.6	0.1%

Premiums:
Life insurance and annuities	$3,414.2	$298.6	$1.0	$3,116.6	—%
Accident and health insurance	2,380.9	157.8	—	2,223.1	—%
Total	$5,795.1	$456.4	$1.0	$5,339.7	—%

2021:
Life insurance in force	$667,509.8	$383,937.7	$787.8	$284,359.9	0.3%

Premiums:
Life insurance and annuities	$3,323.3	$494.9	$1.5	$2,829.9	0.1%
Accident and health insurance	2,167.3	155.7	—	2,011.6	—%
Total	$5,490.6	$650.6	$1.5	$4,841.5	—%

2020:
Life insurance in force	$626,155.6	$377,308.2	$904.1	$249,751.5	0.4%

Premiums:
Life insurance and annuities	$4,608.7	$453.1	$1.7	$4,157.3	—%
Accident and health insurance	2,036.7	156.6	—	1,880.1	—%
Total	$6,645.4	$609.7	$1.7	$6,037.4	—%