Form 10-Q
period 2023-03-31
PRINCIPAL FINANCIAL GROUP INC
filed 2023-05-03
CIK 1126328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 25, 2023, was 242,774,745.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.

Condensed Consolidated Statements of Financial Position

(Unaudited)

	March 31,	December 31,
	2023	2022
		(As recast)
	(in millions)
Assets
Fixed maturities, available-for-sale	$65,396.9	$62,889.9
Fixed maturities, trading	787.9	760.7
Equity securities (2023 and 2022 include $761.6 million and $740.0 million related to consolidated variable interest entities)	1,733.3	1,708.6
Mortgage loans (2023 and 2022 include $1,166.7 million and $1,179.7 million related to consolidated variable interest entities)	20,603.5	20,629.8
Real estate (2023 and 2022 include $710.3 million and $649.0 million related to consolidated variable interest entities)	2,300.1	2,239.7
Policy loans	788.0	784.7
Other investments (2023 and 2022 include $396.6 million and $375.9 million related to consolidated variable interest entities)	6,421.5	6,122.0
Total investments	98,031.2	95,135.4
Cash and cash equivalents (2023 and 2022 include $44.5 million and $32.4 million related to consolidated variable interest entities)	4,640.9	4,848.0
Accrued investment income	797.7	742.1
Reinsurance recoverable and deposit receivable	20,881.5	21,154.0
Premiums due and other receivables	3,837.6	3,933.3
Deferred acquisition costs	3,948.3	3,948.0
Market risk benefit asset	107.3	109.2
Property and equipment	986.2	996.1
Goodwill	1,636.1	1,598.2
Other intangibles	1,535.5	1,533.3
Separate account assets (2023 and 2022 include $36,276.3 million and $34,193.8 million related to consolidated variable interest entities)	162,000.8	155,375.1
Other assets	1,005.1	1,205.6
Total assets	$299,408.2	$290,578.3
Liabilities
Contractholder funds (2023 and 2022 include $329.2 million and $334.0 million related to consolidated variable interest entities)	$42,958.0	$42,825.3
Future policy benefits and claims	44,699.9	43,025.3
Market risk benefit liability	194.4	207.4
Other policyholder funds	930.9	911.5
Short-term debt	24.2	80.7
Long-term debt	4,688.6	3,997.0
Income taxes currently payable	24.6	19.2
Deferred income taxes	1,417.1	1,324.2
Separate account liabilities (2023 and 2022 include $36,276.3 million and $34,193.8 million related to consolidated variable interest entities)	162,000.8	155,375.1
Funds withheld payable	20,524.4	20,436.1
Other liabilities (2023 and 2022 include $101.2 million and $86.8 million related to consolidated variable interest entities)	11,411.8	12,096.7
Total liabilities	288,874.7	280,298.5

Redeemable noncontrolling interest (2023 and 2022 include $250.9 million and $235.3 million related to consolidated variable interest entities)	272.7	262.0

Stockholders’ equity
Common stock, par value $0.01 per share; 2,500.0 million shares authorized; 491.5 million and 489.8 million shares issued as of 2023 and 2022; 243.1 million and 243.5 million shares outstanding as of 2023 and 2022	4.9	4.9
Additional paid-in capital	10,790.9	10,740.4
Retained earnings	16,398.8	16,697.3
Accumulated other comprehensive loss	(6,201.3)	(6,879.0)
Treasury stock, at cost (248.4 million and 246.3 million shares as of 2023 and 2022)	(10,775.4)	(10,586.9)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	10,217.9	9,976.7
Noncontrolling interest	42.9	41.1
Total stockholders’ equity	10,260.8	10,017.8
Total liabilities and stockholders’ equity	$299,408.2	$290,578.3

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	March 31,
	2023	2022
		(As recast)
	(in millions, except per share data)
Revenues
Premiums and other considerations	$1,448.6	$887.4
Fees and other revenues	995.3	1,219.2
Net investment income	986.7	1,125.5
Net realized capital losses (1)	(66.0)	(136.6)
Net realized capital gains on funds withheld assets (1)	81.0	—
Change in fair value of funds withheld embedded derivative	(626.6)	—
Total revenues	2,819.0	3,095.5
Expenses
Benefits, claims and settlement expenses	1,773.9	1,490.7
Liability for future policy benefits remeasurement (gain) loss	(5.6)	13.4
Market risk benefit remeasurement (gain) loss	(2.9)	8.9
Dividends to policyholders	23.2	23.1
Operating expenses	1,242.9	1,181.0
Total expenses	3,031.5	2,717.1
Income (loss) before income taxes	(212.5)	378.4
Income taxes (benefits)	(78.0)	35.2
Net income (loss)	(134.5)	343.2
Net income attributable to noncontrolling interest	5.6	4.5
Net income (loss) attributable to Principal Financial Group, Inc.	$(140.1)	$338.7

Earnings per common share
Basic earnings per common share	$(0.58)	$1.31

Diluted earnings per common share	$(0.58)	$1.28
(1)	Includes realized and unrealized gains (losses). See Note 3, Investments, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended
	March 31,
	2023	2022
		(As recast)
	(in millions)
Net income (loss)	$(134.5)	$343.2
Other comprehensive income (loss), net:
Net unrealized gains (losses) on available-for-sale securities	1,078.1	(4,112.2)
Net unrealized losses on derivative instruments	—	(18.8)
Liability for future policy benefits discount rate remeasurement gain (loss)	(540.9)	2,519.1
Market risk benefit nonperformance risk remeasurement gain	6.0	73.7
Foreign currency translation adjustment	132.1	155.1
Net unrecognized postretirement benefit obligation	3.8	6.7
Other comprehensive income (loss)	679.1	(1,376.4)
Comprehensive income (loss)	544.6	(1,033.2)
Comprehensive income attributable to noncontrolling interest	7.0	5.9
Comprehensive income (loss) attributable to Principal Financial Group, Inc.	$537.6	$(1,039.1)

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders’
	stock	capital	earnings	loss	stock	interest	equity

	(in millions)
Balances as of January 1, 2022 (As recast)	$4.8	$10,495.0	$12,594.2	$(2,084.1)	$(8,925.8)	$56.4	$12,140.5
Common stock issued	0.1	19.5	—	—	—	—	19.6
Stock-based compensation	—	31.9	(2.9)	—	—	—	29.0
Treasury stock acquired, common	—	—	—	—	(754.1)	—	(754.1)
Accelerated share repurchase	—	(140.0)	—	—	—	—	(140.0)
Dividends to common stockholders	—	—	(167.0)	—	—	—	(167.0)
Distributions to noncontrolling interest	—	—	—	—	—	(16.1)	(16.1)
Contributions from noncontrolling interest	—	—	—	—	—	1.5	1.5
Purchase of subsidiary shares from noncontrolling interest (1)	—	(4.3)	—	—	—	(2.4)	(6.7)
Adjustments to redemption amount of redeemable noncontrolling interest	—	0.3	—	—	—	(0.4)	(0.1)
Net income (1)	—	—	338.7	—	—	14.8	353.5
Other comprehensive loss (1)	—	—	—	(1,377.8)	—	1.3	(1,376.5)
Balances as of March 31, 2022 (As recast)	$4.9	$10,402.4	$12,763.0	$(3,461.9)	$(9,679.9)	$55.1	$10,083.6

Balances as of January 1, 2023	$4.9	$10,740.4	$16,697.3	$(6,879.0)	$(10,586.9)	$41.1	$10,017.8
Common stock issued	—	19.8	—	—	—	—	19.8
Stock-based compensation	—	31.4	(2.9)	—	—	0.1	28.6
Treasury stock acquired, common	—	—	—	—	(188.5)	—	(188.5)
Dividends to common stockholders	—	—	(155.5)	—	—	—	(155.5)
Distributions to noncontrolling interest	—	—	—	—	—	(2.1)	(2.1)
Contributions from noncontrolling interest	—	—	—	—	—	1.4	1.4
Purchase of subsidiary shares from noncontrolling interest (1)	—	(1.2)	—	—	—	—	(1.2)
Adjustments to redemption amount of redeemable noncontrolling interest	—	0.5	—	—	—	0.1	0.6
Net loss (1)	—	—	(140.1)	—	—	1.1	(139.0)
Other comprehensive income (1)	—	—	—	677.7	—	1.2	678.9
Balances as of March 31, 2023	$4.9	$10,790.9	$16,398.8	$(6,201.3)	$(10,775.4)	$42.9	$10,260.8
(1)	Excludes amounts attributable to redeemable noncontrolling interest. See Note 15, Stockholders’ Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	March 31,
	2023	2022

	(in millions)
Net cash provided by operating activities	$695.3	$31.5
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(3,874.5)	(5,413.1)
Sales	1,714.5	4,358.9
Maturities	1,318.0	2,045.7
Mortgage loans acquired or originated	(318.2)	(1,191.9)
Mortgage loans sold or repaid	439.9	407.7
Real estate acquired	(41.2)	(86.8)
Real estate sold	—	71.6
Net purchases of property and equipment	(31.4)	(25.4)
Net change in other investments	(311.2)	(39.9)
Net cash provided by (used in) investing activities	(1,104.1)	126.8
Financing activities
Issuance of common stock	19.8	19.6
Accelerated share repurchase	—	(140.0)
Acquisition of treasury stock	(188.5)	(754.1)
Payments for financing element derivatives	(10.5)	(12.9)
Purchase of subsidiary shares from noncontrolling interest	(2.8)	(6.7)
Dividends to common stockholders	(155.5)	(167.0)
Issuance of long-term debt	691.5	—
Principal repayments of long-term debt	(0.6)	(0.5)
Net proceeds from (repayments of) short-term borrowings	(61.2)	193.2
Investment contract deposits	3,264.3	2,441.7
Investment contract withdrawals	(3,047.2)	(1,790.9)
Net increase (decrease) in banking operation deposits	(307.6)	468.5
Net cash provided by financing activities	201.7	250.9
Net increase (decrease) in cash and cash equivalents	(207.1)	409.2
Cash and cash equivalents at beginning of period	4,848.0	2,332.0
Cash and cash equivalents at end of period	$4,640.9	$2,741.2

See accompanying notes.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited)

1. Nature of Operations and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Principal Financial Group, Inc. (“PFG”) have been prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ended December 31, 2023, especially when considering risks and uncertainties that may impact our business, results of operations, financial condition and liquidity. Our use of estimates and assumptions affect amounts reported and disclosed and includes, but is not limited to, the fair value of investments in the absence of quoted market values, investment impairments and valuation allowances, the fair value of derivatives, funds withheld embedded derivative, deferred acquisition costs (“DAC”) and other actuarial balances, measurement of goodwill and intangible assets, the liability for future policy benefits and claims, the value of pension and other postretirement benefits and accounting for income taxes and the valuation of deferred tax assets. Our estimates and assumptions could change in the future. Our results of operations and financial condition may also be impacted by other uncertainties including evolving regulatory, legislative and standard-setter accounting interpretations and guidance.

These interim unaudited condensed consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2022, included in our Form 10-K for the year ended December 31, 2022, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated statement of financial position as of December 31, 2022, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

On January 1, 2023, we adopted the guidance commonly referred to as long-duration targeted improvements (“LDTI”), which updates certain requirements in the accounting for long-duration insurance and annuity contracts. The guidance was applied as of the January 1, 2021, transition date. As such, results for 2022 and 2021 have been recast and are also presented under the new LDTI guidance.

In the first quarter of 2023 we implemented changes to our organizational structure to better align businesses, distribution teams and product offerings for future growth. We integrated our global asset management and international pension businesses under one segment, Principal Asset Management. Results of our historically reported Principal Global Investors and Principal International segments are reported within this segment. Additionally, we are now reporting results for our Retirement and Income Solutions segment in total and not separated into Fee and Spread components. Finally, we updated the name of our U.S. Insurance Solutions segment to Benefits and Protection and will continue to report the results of Specialty Benefits and Life Insurance within this segment. Our segment results have been modified to reflect these changes, which did not have an impact on our consolidated financial statements. See Note 17, Segment Information, for financial results of our segments.

During the second quarter of 2022, we closed a coinsurance with funds withheld reinsurance transaction with Talcott Life &Annuity Re, Ltd. (“Talcott Life & Annuity Re”), a limited liability company organized under the laws of the Cayman Islands and an affiliate of Talcott Resolution Life, Inc., a subsidiary of Sixth Street, pursuant to which we ceded our in-force U.S. retail fixed annuity and universal life insurance with secondary guarantee (“ULSG”) blocks of business (the “Reinsurance Transaction”). The economics of the Reinsurance Transaction were effective as of January 1, 2022. See Note 10, Reinsurance, for further details.

Certain reclassifications have been made to prior periods relating to the presentation of our loss adjustment expense (“LAE”) liability and the change in that liability to conform to the current presentation. See Note 8, Future Policy Benefits and Claims. The LAE liability was previously reported in other liabilities in the consolidated statements of financial position and the change in the liability was previously reported in operating expenses in the consolidated statements of operations. The LAE liability is now reported in future policy benefits and claims in the consolidated statements of financial position and the change in the liability is now reported in benefits, claims and settlement expenses in the consolidated statements of operations.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
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
Standards adopted:

Targeted improvements to the accounting for long-duration insurance contracts

This authoritative guidance updated certain requirements in the accounting for long-duration insurance and annuity contracts.

1.
The assumptions used to calculate the liability for future policy benefits on traditional and limited-payment contracts are reviewed and updated periodically. Cash flow assumptions are reviewed at least annually and updated when necessary with the impact recognized in net income. Discount rate assumptions are prescribed as the current upper-medium grade (low credit risk) fixed income instrument yield and are updated quarterly with the impact recognized in other comprehensive income (“OCI”).
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
March 31, 2023
(Unaudited)

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters
3.
DAC and other actuarial balances for all insurance and annuity contracts are amortized on a constant basis over the expected term of the related contracts.
4.
Additional disclosures are required, including disaggregated rollforwards of significant insurance liabilities and other account balances as well as disclosures about significant inputs, judgments, assumptions and methods used in measurement.

The guidance for the liability for future policy benefits for traditional and limited-payment contracts and DAC was applied on a modified retrospective basis; that is, to contracts in force as of the beginning of the earliest period presented (January 1, 2021, also referred to as the transition date) based on their existing carrying amounts. An entity could elect to apply the changes retrospectively. The guidance for market risk benefits was applied retrospectively.

●
conducting financial dry runs using model output and updated chart of accounts;
●
evaluating transition requirements and impacts and
●
establishing and documenting appropriate internal controls.

This guidance changed how we account for many of our insurance and annuity products.

The guidance did not have a material impact on our consolidated statements of operations. Further details about transition impacts of the guidance are included under the caption “Adoption of Targeted Improvements to the Accounting for Long-Duration Insurance Contracts Guidance.”

The additional disclosure requirements can be found in the following notes:

●
Note 5, Deferred Acquisition Costs and Other Actuarial Balances
●
Note 6, Separate Account Balances
●
Note 7, Contractholder Funds
●
Note 8, Future Policy Benefits and Claims
●
Note 9, Market Risk Benefits

Troubled debt restructurings and vintage disclosures

This authoritative guidance eliminated the accounting requirements for Troubled Debt Restructurings (“TDRs”) by creditors and enhanced the disclosure requirements for certain loan refinancing and restructuring by creditors when a borrower is experiencing financial difficulty. The update required entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. The amendments in this update were applied prospectively, except for the transition method related to the recognition and measurement of troubled debt restructurings, for which an entity had the option to apply a modified retrospective transition method. Early adoption was permitted.

	January 1, 2023	This guidance did not have a material impact on our consolidated financial statements.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters

Targeted improvements to accounting for hedging activities – portfolio layer method

This authoritative guidance is intended to further align the economics of a company’s risk management activities in its financial statements with hedge accounting requirements. The guidance expanded the current single-layer method to allow multiple hedge layers of a single closed portfolio. Non-prepayable assets can also be included in the same portfolio. This guidance also clarified the current guidance on accounting for fair value basis adjustments applicable to both a single hedged layer and multiple hedged layers. Upon adoption, the application of these hedge strategies was applied prospectively. Early adoption was permitted.

	January 1, 2023	This guidance did not have a material impact on our consolidated financial statements.

Facilitation of the effects of reference rate reform on financial reporting

This authoritative guidance provided optional expedients and exceptions for contracts and hedging relationships affected by reference rate reform. An entity could elect not to apply certain modification accounting requirements to contracts affected by reference rate reform and instead account for the modified contract as a continuation of the existing contract. Also, an entity could apply optional expedients to continue hedge accounting for hedging relationships in which the critical terms changed due to reference rate reform. This guidance eased the financial reporting impacts of reference rate reform on contracts and hedging relationships and was effective until December 31, 2022. A subsequent amendment issued in December 2022 extended the relief date from December 31, 2022, to December 31, 2024, and was effective upon issuance.

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

Adoption of Targeted Improvements to the Accounting for Long-Duration Insurance Contracts Guidance

As mentioned above, we adopted LDTI on January 1, 2023.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

For traditional and limited-payment long-duration contracts, we review and update, if necessary, assumptions used to measure cash flows for the liability for future policy benefits during the third quarter of each year, or more frequently if evidence suggests assumptions should be revised. The change in our liability estimate as a result of updating cash flow assumptions is recognized in net income. Actual cash flows are grouped into issue-year cohorts for the liability calculation and updated quarterly. Cohorts are used as the unit of account for liability measurement. Discount rate assumptions are prescribed as the current upper-medium grade (low-credit-risk) fixed-income instrument yield. The discount rate is updated quarterly at each reporting date with the impact recognized in OCI. The provision for risk of adverse deviation is eliminated, as is premium deficiency, or loss recognition, testing. We also removed unrealized gain (loss) adjustments, previously recorded in accumulated other comprehensive income (“AOCI”), attributable to the impact of unrealized gains and losses on premium deficiency testing.

Under LDTI, market risk benefits (“MRBs”), which are contracts or contract features that provide protection to the policyholder from capital market risk and expose us to other-than-nominal capital market risk, are measured at fair value. The periodic change in fair value is recognized in net income with the exception of the periodic change in fair value related to our own nonperformance risk, which is recognized in OCI. Certain contract features previously accounted for as an embedded derivative or as an additional liability for annuitization benefits or death or other insurance benefits are recorded as MRBs under LDTI.

LDTI simplified the amortization of DAC and other actuarial balances such as the unearned revenue liability and sales inducement asset for long-duration contracts. These balances were previously amortized in proportion to premiums, estimated gross profits, estimated gross margins or estimated gross revenues; however, these balances are now amortized on a constant level basis over the expected life of the related contracts. Impairment testing is no longer applicable for DAC. We also removed unrealized gain (loss) adjustments, previously recorded in AOCI, as the LDTI amortization is not impacted by investment gains and losses.

LDTI also requires disaggregated rollforwards for the liability for future policy benefits, additional liability for certain benefit features, MRBs, DAC and other actuarial balances required to be amortized on a basis consistent with DAC. Although the accounting for the additional liability for certain benefit features, separate account liabilities and contractholder funds does not change under LDTI, the guidance requires disaggregated rollforwards for those balances. Further, for certain actuarial balances, disclosures are required for the significant inputs, judgments, assumptions and methods used in measurement, including changes in those inputs, judgments and assumptions, and the effect of those changes on measurement.

The LDTI guidance is not prescriptive as to the appropriate level of aggregation for disclosures; however, amounts from different reportable segments cannot be aggregated. Factors to consider in determining the level of aggregation for disclosures include the type of coverage, geography and market or type of customer. We have identified the following levels of aggregation for LDTI disclosures. The disclosures do not include levels of aggregation for insignificant balances.

●	Retirement and Income Solutions:
o	Workplace savings and retirement solutions – Group annuity contracts offered to the plan sponsors of defined contribution plans or defined benefit plans
o	Individual variable annuities – Variable deferred annuities offered to individuals for both qualified and nonqualified retirement savings
o	Pension risk transfer – Single premium group annuities offered to pension plan sponsors and other institutions
o	Individual fixed deferred annuities – An exited business that offered single premium deferred annuity contracts and flexible premium deferred annuities (“FPDAs”) to individuals for both qualified and nonqualified retirement savings
o	Individual fixed income annuities – An exited business that offered single premium immediate annuities (“SPIAs”) and deferred income annuities (“DIAs”) to individuals for both qualified and nonqualified retirement savings
o	Investment only – Primarily guaranteed investment contracts (“GICs”) and funding agreements offered to retirement plan sponsors and other institutions
●	Principal Asset Management – Principal International
o	Latin America:
◾	Individual fixed income annuities – SPIAs offered to individuals

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

◾	Pension – Certain retirement accumulation products where the segregated funds and associated obligation to the client are consolidated within our financial statements as separate account assets and liabilities and are only in the scope of LDTI disclosures for separate accounts
o	Asia:
◾	Guaranteed pension – Pension savings schemes offered to both employers and employees
●	Benefits and Protection – Specialty Benefits:
o	Individual disability – Disability insurance providing protection to individuals and/or business owners
●	Benefits and Protection – Life Insurance:
o	Universal life – Universal life, variable universal life and indexed universal life insurance products offered to individuals and/or business owners, which will be collectively referred to hereafter as “universal life” contracts; includes our exited ULSG business
o	Term life – Term life insurance products offered to individuals and/or business owners
o	Participating life – Participating life insurance contracts offered to individuals, some of which are part of a closed block of business and are only in the scope of LDTI disclosures for DAC
●	Corporate:
o	Long-term care insurance – A closed block of long-term care insurance that is fully reinsured, which was offered on both a group and individual basis.

For the separate account liability disclosures, our Retirement and Income Solutions segment will use a Group retirement contracts level of aggregation. This consists primarily of separate account liabilities for the workplace savings and retirement solutions business as well as amounts for the investment only and pension risk transfer businesses.

Impact of Adoption

We adopted the guidance for the liability for future policy benefits for traditional and limited-payment contracts and DAC and other actuarial balances on a modified retrospective basis; that is, to contracts in force as of the beginning of the earliest period presented based on their existing carrying amounts. We adopted the guidance for MRBs and cost of reinsurance retrospectively. Results for reporting periods beginning January 1, 2021, within our consolidated financial statements are presented under the new guidance.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

A cumulative effect adjustment of $159.9 million was recorded as a decrease to retained earnings and a cumulative effect adjustment of $5,128.0 million was recorded as a decrease to AOCI as of January 1, 2021, as shown below.

				Accumulated other
	Retained earnings			comprehensive income
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax

	(in millions)
DAC and other actuarial balances:
Adjustment for reversal of unrealized loss from AOCI (1) (2)	$—	$—	$—	$421.5	$(88.5)	$333.0
Cost of reinsurance asset (liability):
Cumulative effect of amortization basis change	(9.0)	1.9	(7.1)	—	—	—
Adjustment of unrealized loss in AOCI	—	—	—	16.1	(3.4)	12.7
Reinsurance recoverable:
Adjustment for reversal of unrealized gain from AOCI (2)	—	—	—	(45.5)	9.5	(36.0)
Adjustment under the modified retrospective approach (3)	31.4	(6.6)	24.8	—	—	—
Effect of remeasurement of the recoverable at the current discount rate	—	—	—	201.8	(42.4)	159.4
Liability for future policy benefits:
Adjustment for reversal of unrealized loss from AOCI (2)	—	—	—	1,965.3	(452.2)	1,513.1
Adjustment under the modified retrospective approach (3)	(119.1)	29.8	(89.3)	17.9	(4.8)	13.1
Effect of remeasurement of the liability at the current discount rate	—	—	—	(9,043.1)	2,024.8	(7,018.3)
Market risk benefits:
Cumulative effect of changes in the nonperformance risk between the original contract issue date and the transition date	—	—	—	(4.8)	1.0	(3.8)
Adjustments to the host contract for differences between previous carrying amount and measurement of the MRB	20.9	(4.4)	16.5	—	—	—
Retained earnings adjustment for the valuation of contracts as MRBs (exclusive of nonperformance risk changes)	(258.8)	54.4	(204.4)	—	—	—
Reclassification of nonperformance risk changes between retained earnings and AOCI (4)	108.4	(22.5)	85.9	(108.4)	22.5	(85.9)
Investment in equity method subsidiary impacted by LDTI (5)	22.8	(9.1)	13.7	(25.5)	10.2	(15.3)
Total impact on opening balance as of January 1, 2021	$(203.4)	$43.5	$(159.9)	$(6,604.7)	$1,476.7	$(5,128.0)
(1)	Includes the impact for DAC, sales inducement asset and the unearned revenue liability. We have not included the disaggregated rollforwards for the sales inducement asset within the footnote disclosures due to immateriality.
(2)	Prior period unrealized gain (loss) adjustments in AOCI were reversed as an adjustment to the opening balance of AOCI upon the adoption of LDTI.
(3)	The impact of loss cohorts, those with net premiums in excess of gross premiums, and cohorts with negative reserves, was reflected as an adjustment to the opening balance of retained earnings upon adoption of LDTI. The foreign currency translation related to the liability for future policy benefits was reflected as an adjustment to the opening balance of AOCI.
(4)	The cumulative effect of changes in the nonperformance risk between the original contract issue date and the transition date for contract features previously accounted for as an embedded derivative was recorded as a reclassification from retained earnings to AOCI.
(5)	Reflects the impact from our equity method investment in Brasilprev Seguros e Previdencia, which had transition impacts for the liability for future policy benefits and the additional liability for certain benefit features.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

The table below reflects the increase (decrease) to the impacted line items in the consolidated statements of financial position related to the cumulative effect adjustment as of January 1, 2021.

Increase (decrease)
(in millions)
Assets
Other investments (1)	$(1.6)
Reinsurance recoverable and deposit receivable	187.7
Premiums due and other receivables (2)	(24.4)
Deferred acquisition costs	450.9
Market risk benefit asset (3)	18.9
Other assets (4)	19.3
Total assets	$650.8

Liabilities
Contractholder funds (5)	$(397.9)
Future policy benefits and claims (6)	7,143.4
Market risk benefit liability (3)	663.5
Other policyholder funds (7)	48.8
Deferred income taxes	(1,519.1)
Total liabilities	5,938.7
Stockholders’ equity
Retained earnings	(159.9)
Accumulated other comprehensive income	(5,128.0)
Total stockholders’ equity	(5,287.9)
Total liabilities and stockholders’ equity	$650.8
(1)	Reflects the impact on our investment in Brasilprev Seguros e Previdencia, which is accounted for using the equity method.
(2)	Includes the impact on the cost of reinsurance asset.
(3)	This is a new line item on the consolidated statements of financial position as a result of implementing LDTI. These contract features were previously recorded as embedded derivatives within contractholder funds or additional liabilities for certain benefit features within future policy benefits and claims on the consolidated statements of financial position.
(4)	Reflects the impact on the sales inducement asset.
(5)	Reflects the impact of contract features previously recorded as embedded derivatives that are recorded as MRBs under LDTI.
(6)	Includes the impact on the liability for future policy benefits and cost of reinsurance liability. Also includes the impact on contract features classified as additional liabilities for certain benefit features that are recorded as MRBs under LDTI.
(7)	Reflects the impact on the unearned revenue liability.

The disaggregated rollforwards below reconcile the ending asset or liability balances as of December 31, 2020, to the opening balance as of January 1, 2021, which is the earliest period presented within the consolidated financial statements, for those balances impacted by LDTI with associated disaggregated disclosure requirements. The level of aggregation presented within the rollforwards is consistent with the disaggregated rollforwards required by the guidance. The balances as of December 31, 2020, shown in the rollforwards below, do not equal amounts reported on the consolidated statements of financial position as they do not include balances for short-duration contracts, insignificant balances not included in our levels of aggregation for disclosures and other amounts not within the scope of the disaggregated rollforwards.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Deferred Acquisition Costs

		Adjustment
		for reversal of
	Balance as of	unrealized loss	Balance as of
	December 31, 2020	from AOCI (1)	January 1, 2021 (2)

	(in millions)
Retirement and Income Solutions:
Workplace savings and retirement solutions	$424.6	$52.6	$477.2
Individual variable annuities	281.7	0.2	281.9
Pension risk transfer (3)	—	—	—
Individual fixed deferred annuities	11.5	181.2	192.7
Investment only	12.6	—	12.6
Total Retirement and Income Solutions	730.4	234.0	964.4
Benefits and Protection:
Specialty Benefits:
Individual disability	529.8	—	529.8
Life Insurance:
Universal life	1,443.0	165.3	1,608.3
Term life	607.9	—	607.9
Participating life	60.3	51.6	111.9
Total Benefits and Protection	2,641.0	216.9	2,857.9
Total	$3,371.4	$450.9	$3,822.3
(1)	Prior period adjustments in AOCI were reversed as an adjustment to the opening balance of AOCI upon the adoption of LDTI.
(2)	Does not include DAC for short-duration contracts or insignificant balances for long-duration contracts not included in our levels of aggregation for disclosures. Refer to Note 5, Deferred Acquisition Costs and Other Actuarial Balances, for further information on DAC.
(3)	This product began recording DAC upon implementing LDTI.

The balances and changes in DAC for 2021 for each level of aggregation were as follows:

Retirement and Income Solutions

	For the year ended December 31, 2021
	Workplace
	savings and	Individual	Pension	Individual
	retirement	variable	risk	fixed deferred	Investment
	solutions	annuities	transfer (1)	annuities	only

	(in millions)
Balance at beginning of period	$477.2	$281.9	$—	$192.7	$12.6
Costs deferred	50.1	26.4	2.7	7.6	9.1
Amortized to expense	(38.3)	(27.1)	—	(38.1)	(3.6)
Balance at end of period	$489.0	$281.2	$2.7	$162.2	$18.1
(1)	Amortization during 2021 was nominal.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Benefits and Protection

	For the year ended December 31, 2021
	Specialty
	Benefits	Life Insurance
	Individual
	disability	Universal life	Term life	Participating life

	(in millions)
Balance at beginning of period	$529.8	$1,608.3	$607.9	$111.9
Costs deferred	89.8	84.3	126.5	1.9
Amortized to expense	(38.9)	(96.4)	(55.5)	(11.5)
Balance at end of period	$580.7	$1,596.2	$678.9	$102.3

Unearned Revenue Liability

		Adjustment
		for reversal of
	Balance as of	unrealized gain	Balance as of
	December 31, 2020	from AOCI (1)	January 1, 2021 (2)

	(in millions)
Benefits and Protection - Life Insurance:
Universal life	$335.6	$48.8	$384.4
Total	$335.6	$48.8	$384.4
(1)	Prior period adjustments in AOCI were reversed as an adjustment to the opening balance of AOCI upon the adoption of LDTI.
(2)	Reported within other policyholder funds in the consolidated statements of financial position. Refer to Note 5, Deferred Acquisition Costs and Other Actuarial Balances, for further information on the unearned revenue liability.

Benefits and Protection

The balances and changes in the unearned revenue liability for 2021 for Life Insurance – Universal life were as follows:

For the year ended
December 31, 2021
(in millions)
Balance at beginning of period	$384.4
Deferrals	66.1
Revenue recognized	(25.2)
Balance at end of period	$425.3

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Liability for Future Policy Benefits

				Effect of
			Adjustment	remeasurement
		Adjustment	under the	of the liability
	Balance as of	for reversal of	modified	at the current	Balance as of
	December 31,	unrealized loss	retrospective	discount	January 1,
	2020	from AOCI (1)	approach (2)	rate (3)	2021 (4)

	(in millions)
Retirement and Income Solutions:
Pension risk transfer	$21,982.8	$(947.0)	$—	$4,827.9	$25,863.7
Individual fixed income annuities	6,147.2	(215.0)	0.1	1,213.5	7,145.8
Total Retirement and Income Solutions	28,130.0	(1,162.0)	0.1	6,041.4	33,009.5
Principal Asset Management - Principal International:
Latin America:
Individual fixed income annuities	5,038.4	(634.6)	61.7	2,096.0	6,561.5
Benefits and Protection:
Specialty Benefits:
Individual disability	2,173.8	(168.7)	2.4	493.4	2,500.9
Life Insurance:
Term life	834.5	—	7.0	318.8	1,160.3
Total Benefits and Protection	3,008.3	(168.7)	9.4	812.2	3,661.2
Corporate:
Long-term care insurance	134.1	—	30.0	93.5	257.6
Total	$36,310.8	$(1,965.3)	$101.2	$9,043.1	$43,489.8
(1)	Prior period adjustments in AOCI related to premium deficiency testing were reversed as an adjustment to the opening balance of AOCI upon the adoption of LDTI.
(2)	As a result of updating cash flow assumptions and measuring the liability for future policy benefits at the issue-year cohort level, the impact of loss cohorts, those with net premiums in excess of gross premiums, and cohorts with negative reserves, was reflected as an adjustment to the opening balance of retained earnings upon adoption of LDTI.
(3)	The remeasurement of the liability at the current upper-medium grade fixed-income instrument yield, which was generally lower than the locked-in interest accretion rate, was reflected as an adjustment to the opening balance of AOCI upon the adoption of LDTI.
(4)	Reported within future policy benefits and claims in the consolidated statements of financial position. Refer to Note 8, Future Policy Benefits and Claims, for further information on the liability for future policy benefits.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

The balances and changes in the liability for future policy benefits for 2021 for each level of aggregation were as follows:

Retirement and Income Solutions and Principal Asset Management – Principal International

	For the year ended December 31, 2021
			Principal
			Asset
			Management –
	Retirement and Income		Principal
	Solutions		International
			Latin America
	Pension	Individual	Individual
	risk	fixed income	fixed income
	transfer	annuities	annuities

	(in millions)
Present value of expected future policy benefit payments
Balance at beginning of period	$25,863.7	$7,145.8	$6,561.5
Effect of changes in discount rate assumptions at beginning of period	(4,827.9)	(1,213.5)	(2,096.0)
Balance at beginning of period at original discount rate	21,035.8	5,932.3	4,465.5
Effect of actual variances from expected experience	(2.4)	(1.3)	(4.9)
Adjusted beginning of period balance at original discount rate	21,033.4	5,931.0	4,460.6
Interest accrual	916.7	240.5	444.3
Benefit payments	(1,772.5)	(532.0)	(436.0)
Issuances	1,801.7	82.9	141.3
Foreign currency translation adjustment	—	—	(751.9)
Balance at end of period at original discount rate	21,979.3	5,722.4	3,858.3
Effect of changes in discount rate assumptions at end of period	3,386.5	812.6	478.5
Future policy benefits	$25,365.8	$6,535.0	$4,336.8

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Benefits and Protection and Corporate

	For the year ended December 31, 2021
	Benefits and Protection		Corporate
	Specialty	Life
	Benefits	Insurance
	Individual		Long-term
	disability	Term life	care insurance

	(in millions)
Present value of expected net premiums
Balance at beginning of period	$3,148.3	$3,799.0	$66.7
Effect of changes in discount rate assumptions at beginning of period	(340.7)	(861.1)	(17.6)
Balance at beginning of period at original discount rate	2,807.6	2,937.9	49.1
Effect of changes in cash flow assumptions	—	—	2.8
Effect of actual variances from expected experience	122.0	211.4	(0.8)
Adjusted beginning of period balance at original discount rate	2,929.6	3,149.3	51.1
Interest accrual	95.4	151.1	2.9
Net premiums collected	(280.4)	(315.0)	(5.2)
Issuances	206.4	518.2	—
Balance at end of period at original discount rate	2,951.0	3,503.6	48.8
Effect of changes in discount rate assumptions at end of period	198.9	690.1	14.0
Balance at end of period	$3,149.9	$4,193.7	$62.8

Present value of expected future policy benefit payments
Balance at beginning of period	$5,649.2	$4,959.3	$324.3
Effect of changes in discount rate assumptions at beginning of period	(834.1)	(1,179.9)	(111.1)
Balance at beginning of period at original discount rate	4,815.1	3,779.4	213.2
Effect of changes in cash flow assumptions	—	—	0.5
Effect of actual variances from expected experience	118.8	216.0	(4.6)
Adjusted beginning of period balance at original discount rate	4,933.9	3,995.4	209.1
Interest accrual	181.0	194.3	12.4
Benefit payments	(179.7)	(335.7)	(13.5)
Issuances	212.1	543.4	—
Balance at end of period at original discount rate	5,147.3	4,397.4	208.0
Effect of changes in discount rate assumptions at end of period	501.0	913.9	89.5
Balance at end of period	$5,648.3	$5,311.3	$297.5

Future policy benefits (1)	$2,498.4	$1,117.6	$234.7
Reinsurance impact	(549.9)	(0.1)	(234.7)
Future policy benefits after reinsurance	$1,948.5	$1,117.5	$—
(1)	Represents the present value of expected future policy benefit payments less the present value of expected net premiums.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Additional Liability for Certain Benefit Features

Benefits and Protection

The balances and changes in the additional liability for certain benefits features for 2021 for Life Insurance - Universal life were as follows:

For the year ended,
December 31, 2021
(in millions)
Balance at beginning of period	$3,463.9
Effect of changes in cash flow assumptions	(11.1)
Effect of actual variances from expected experience	18.1
Interest accrual	158.3
Net assessments collected	324.7
Benefit payments	(83.1)
Other (1)	(56.6)
Balance at end of period	$3,814.2

(1)Reflects model refinements accounted for as a change in accounting estimate.

Market Risk Benefits

Cumulative
effect of
		changes in the	Retained earnings
		nonperformance	adjustment
		risk between the	for the valuation of
		original contract	contracts as MRBs
	Asset (liability)	issue date and	(exclusive of	Asset (liability)
	balance as of	the transition	nonperformance	balance as of
	December 31, 2020 (1)	date (2)	risk changes) (3)	January 1, 2021 (4)

(in millions)
Retirement and Income Solutions:
Individual variable annuities	$(348.6)	$(4.8)	$(237.9)	$(591.3)
Principal Asset Management - Principal International:
Asia:
Guaranteed pension (5)	(53.3)	—	—	(53.3)
Total	$(401.9)	$(4.8)	$(237.9)	$(644.6)
(1)	The balance as of December 31, 2020, for MRBs represents the contract features that meet the definition of an MRB under LDTI and the related carrying amount of those features prior to adoption. These contract features were previously accounted for as an embedded derivative, or as an additional liability for annuitization benefits or death or other insurance benefits.
(2)	The cumulative effect of the change in our own nonperformance risk between the original contract issuance date and the transition date of LDTI for contract features previously accounted for as an additional liability for certain benefit features was recorded as an adjustment to the opening balance of AOCI.
(3)	The cumulative difference, exclusive of the nonperformance risk change, between the pre-adoption carrying amount and the fair value measurement for MRBs was recorded as an adjustment to the opening balance of retained earnings.
(4)	Refer to Note 9, Market Risk Benefits, for further information on MRBs. The cumulative effect of changes in the nonperformance risk between the original contract issue date and the transition date for contract features previously accounted for as an embedded derivative was recorded as a reclassification from retained earnings to AOCI.
(5)	This product had nominal transition adjustments.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

The balances and changes in MRBs for 2021 for each level of aggregation were as follows:

	For the year ended December 31, 2021
	Retirement and Income	Principal Asset Management –
	Solutions	Principal International
		Asia
	Individual variable annuities	Guaranteed pension

	(in millions)
Balance at beginning of period	$(591.3)	$(53.3)
Effect of changes in nonperformance risk at beginning of period	106.7	6.5
Adjusted balance at beginning of period	(484.6)	(46.8)
Effect of:
Interest accrual and expected policyholder behavior	(120.7)	(5.3)
Benefit payments	0.4	5.7
Changes in interest rates	154.3	7.6
Changes in equity markets	106.4	1.4
Changes in equity index volatility	15.1	—
Actual policyholder behavior different from expected behavior	2.3	3.6
Changes in future expected policyholder behavior	(96.6)	0.5
Changes in other future expected assumptions	38.2	2.3
Foreign currency translation adjustment	—	0.2
Adjusted balance at end of period	(385.2)	(30.8)
Effect of changes in nonperformance risk at end of period	(109.5)	(4.3)
Balance at end of period	$(494.7)	$(35.1)

2. Variable Interest Entities

We have relationships with various types of entities which may be VIEs. Certain VIEs are consolidated in our financial results. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Consolidation” for further details of our consolidation accounting policies. We did not provide financial or other support to investees designated as VIEs for the periods ended March 31, 2023 and December 31, 2022.

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
March 31, 2023
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

Assets and Liabilities of Consolidated Variable Interest Entities

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	March 31, 2023		December 31, 2022
	Total	Total	Total	Total
	assets	liabilities	assets	liabilities

	(in millions)
Mandatory retirement savings funds (1)	$36,985.1	$36,606.1	$34,876.9	$34,528.3
Real estate (2)	753.6	52.2	689.6	42.2
Sponsored investment funds (3)	501.4	7.2	471.4	2.6
Residential mortgage loans (4)	1,169.6	41.4	1,182.6	41.8
Total	$39,409.7	$36,706.9	$37,220.5	$34,614.9
(1)	The assets of the mandatory retirement savings funds primarily include separate account assets and equity securities. The liabilities primarily include separate account liabilities and contractholder funds.
(2)	The assets of the real estate VIEs primarily include real estate, other investments and cash. Liabilities primarily include other liabilities.
(3)	The assets of sponsored investment funds are primarily fixed maturities and equity securities, certain of which are reported with other investments, and cash. The consolidated statements of financial position included a $250.9 million and $235.3 million redeemable noncontrolling interest for sponsored investment funds as of March 31, 2023 and December 31, 2022, respectively.
(4)	The assets of the residential mortgage loans VIEs primarily include residential mortgage loans. The liabilities primarily include other liabilities.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to
	Asset carrying value	loss (1)

	(in millions)
March 31, 2023
Fixed maturities, available-for-sale:
Corporate	$162.9	$174.8
Residential mortgage-backed pass-through securities	2,794.9	2,951.5
Commercial mortgage-backed securities	4,927.8	5,555.1
Collateralized debt obligations (2)	4,902.3	5,136.6
Other debt obligations	6,906.7	7,934.9
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	11.1	11.1
Commercial mortgage-backed securities	78.7	78.7
Collateralized debt obligations (2)	4.7	4.7
Other debt obligations	30.2	30.2
Equity securities	110.2	110.2
Other investments:
Other limited partnership and fund interests (3)	1,539.5	2,614.6

December 31, 2022
Fixed maturities, available-for-sale:
Corporate	$111.8	$127.2
Residential mortgage-backed pass-through securities	2,228.7	2,420.6
Commercial mortgage-backed securities	4,864.6	5,572.2
Collateralized debt obligations (2)	4,566.4	4,820.0
Other debt obligations	6,507.6	7,566.2
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	5.4	5.4
Commercial mortgage-backed securities	83.4	83.4
Collateralized debt obligations (2)	5.7	5.7
Other debt obligations	80.0	80.0
Equity securities	99.8	99.8
Other investments:
Other limited partnership and fund interests (3)	1,473.5	2,434.9

(1)	Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale, plus any unfunded commitments and/or guarantees and similar provisions for collateralized debt obligations and other debt obligations. Our risk of loss is limited to our investment measured at fair value for our fixed maturities, trading and equity securities. Our risk of loss is limited to our carrying value plus any unfunded commitments and/or guarantees and similar provisions for our other investments. A carrying value of zero is used if distributions have been received in excess of our investment, resulting in a negative carrying value for the investment. Unfunded commitments are not liabilities on our consolidated statements of financial position because we are only required to fund additional equity when called upon to do so by the general partner or investment manager.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(3)	As of March 31, 2023 and December 31, 2022, the maximum exposure to loss for other limited partnership and fund interests includes $146.7 million and $144.3 million, respectively, of debt within certain of our managed international real estate funds that is fully secured by assets whose value exceeds the amount of the debt, but also includes recourse to the investment manager.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Money Market Funds

We are the investment manager for certain money market mutual funds. These types of funds are exempt from assessment under any consolidation model due to a scope exception for money market funds registered under Rule 2a-7 of the Investment Company Act of 1940 or similar funds. As of March 31, 2023 and December 31, 2022, money market mutual funds we manage held $4.5 billion and $4.2 billion in total assets, respectively. We have no contractual obligation to contribute to these funds; however, we provide support through the waiver of fees and through expense reimbursements. The amount of fees waived and expenses reimbursed was insignificant.

3. Investments

Our investments include assets backing reserves as part of a coinsurance with funds withheld agreement. The funds withheld invested assets are reported within their respective line items, primarily consisting of fixed maturities available-for-sale, mortgage loans and other investments. See Note 10, Reinsurance, for more information on the funds withheld invested assets.

Fixed Maturities and Equity Securities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities. Equity securities include mutual funds, common stock, non-redeemable preferred stock and required regulatory investments. We classify fixed maturities as either available-for-sale or trading at the time of the purchase and, accordingly, carry them at fair value. Equity securities are also carried at fair value. See Note 16, Fair Value Measurements, for methodologies related to the determination of fair value. Unrealized gains and losses related to fixed maturities, available-for-sale, excluding those in fair value hedging relationships, are reflected in stockholders’ equity, net of adjustments associated with related actuarial balances, derivatives in cash flow hedge relationships and applicable income taxes. Mark-to-market adjustments on certain equity securities and mark-to-market adjustments on certain fixed maturities, trading are reflected in net realized capital gains (losses). Mark-to-market adjustments on certain fixed maturities, trading are reflected in market risk benefit remeasurement (gain) loss. Unrealized gains and losses related to hedged portions of fixed maturities, available-for-sale in fair value hedging relationships are reflected in net investment income. Mark-to-market adjustments related to certain securities carried at fair value with an investment objective to realize economic value through mark-to-market changes are reflected in net investment income.

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
March 31, 2023
(Unaudited)

The amortized cost, gross unrealized gains and losses, allowance for credit loss and fair value of fixed maturities, available-for-sale were as follows:

		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit
	cost (1)	gains	losses	loss	Fair value

	(in millions)
March 31, 2023
Fixed maturities, available-for-sale:
U.S. government and agencies	$2,041.5	$1.5	$213.1	$—	$1,829.9
Non-U.S. governments	584.3	20.9	56.0	—	549.2
States and political subdivisions	7,061.5	21.5	909.6	—	6,173.4
Corporate	40,630.6	542.6	3,872.6	4.0	37,296.6
Residential mortgage-backed pass-through securities	2,951.5	16.3	172.9	—	2,794.9
Commercial mortgage-backed securities	5,555.1	1.2	628.5	—	4,927.8
Collateralized debt obligations (2)	5,024.6	8.8	131.1	—	4,902.3
Other debt obligations	7,564.7	13.7	655.5	0.1	6,922.8
Total fixed maturities, available-for-sale	$71,413.8	$626.5	$6,639.3	$4.1	$65,396.9

		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit
	cost (1)	gains	losses	loss	Fair value

	(in millions)
December 31, 2022
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,990.9	$0.1	$251.2	$—	$1,739.8
Non-U.S. governments	611.2	20.9	64.8	—	567.3
States and political subdivisions	7,355.4	13.7	1,136.8	—	6,232.3
Corporate	40,370.4	461.0	4,640.5	7.7	36,183.2
Residential mortgage-backed pass-through securities	2,420.6	6.2	198.1	—	2,228.7
Commercial mortgage-backed securities	5,572.2	0.5	708.1	—	4,864.6
Collateralized debt obligations (2)	4,705.6	4.5	143.7	—	4,566.4
Other debt obligations	7,236.8	5.7	734.8	0.1	6,507.6
Total fixed maturities, available-for-sale	$70,263.1	$512.6	$7,878.0	$7.8	$62,889.9
(1)	Amortized cost excludes accrued interest receivable of $632.6 million and $578.0 million as of March 31, 2023 and December 31, 2022, respectively.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

The amortized cost and fair value of fixed maturities, available-for-sale as of March 31, 2023, by expected maturity, were as follows:

	Amortized cost	Fair value

	(in millions)
Due in one year or less	$1,603.7	$1,593.3
Due after one year through five years	9,104.5	8,819.0
Due after five years through ten years	11,055.5	10,268.5
Due after ten years	28,554.2	25,168.3
Subtotal	50,317.9	45,849.1
Mortgage-backed and other asset-backed securities	21,095.9	19,547.8
Total	$71,413.8	$65,396.9

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

The major components of net realized capital gains (losses) on investments are shown below and are net of amounts on funds withheld invested assets that are passed directly to the reinsurer. See Note 10, Reinsurance, for further details. The amounts below do not include net realized capital gains (losses) on funds withheld assets that are not passed to the reinsurer, which are separately reported on the consolidated statements of operations

	For the three months ended
	March 31,
	2023	2022

	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$17.8	$165.8
Gross losses	(28.0)	(120.7)
Net credit losses	(7.7)	(6.1)
Hedging, net (1)	(1.2)	(0.7)
Fixed maturities, trading (2)	(0.5)	(6.3)
Equity securities (3)	(15.6)	(105.2)
Mortgage loans	(2.7)	(19.6)
Derivatives (1)	(42.9)	8.4
Other	14.8	(52.2)
Net realized capital losses	$(66.0)	$(136.6)
(1)	The change in fair value of fixed maturities, available-for-sale and the change in fair value of derivative hedging instruments in fair value hedging relationships are reported in net investment income with the earnings effect of fixed maturities, available-for-sale. Gains (losses) for fixed maturities, available-for-sale related to terminated cash flow hedges continue to be reflected in net realized capital gains (losses).
(2)	Unrealized gains (losses) on fixed maturities, trading still held at the reporting date were $(1.8) million and $(5.2) million for the three months ended March 31, 2023 and 2022, respectively. This excludes $1.8 million and $(7.9) million in unrealized gains (losses) for the three months ended March 31, 2023 and 2022, respectively, that were reported in market risk benefit remeasurement (gain) loss and $(2.8) million and $0.0 million of unrealized gains (losses) for the three months ended March 31, 2023 and 2022, respectively, that were reported in net realized capital gains (losses) on funds withheld assets.
(3)	Unrealized gains (losses) on equity securities still held at the reporting date were $(13.7) million and $(105.5) million for the three months ended March 31, 2023 and 2022, respectively. This excludes $(0.6) million and $(19.3) million of unrealized gains (losses) for the three months ended March 31, 2023 and 2022, respectively, that were reported in net investment income and $1.7 million and $0.0 million of unrealized gains (losses) for the three months ended March 31, 2023 and 2022, respectively, that were reported in net realized capital gains (losses) on funds withheld assets.

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $1,639.0 million and $4,859.7 million for the three months ended March 31, 2023 and 2022, respectively.

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
March 31, 2023
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

	For the three months ended March 31, 2023
					Residential
					mortgage-
					backed	Commercial	Collateralized
	U.S.		States and		pass-	mortgage-	debt	Other
	government	Non-U.S.	political		through	backed	obligations	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(1)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$7.7	$—	$—	$—	$0.1	$7.8
Additional increases (decreases) for credit losses on securities with an allowance recorded in the previous period	—	—	—	(4.2)	—	—	—	—	(4.2)
Foreign currency translation adjustment	—	—	—	0.5	—	—	—	—	0.5
Ending balance	$—	$—	$—	$4.0	$—	$—	$—	$0.1	$4.1

	For the three months ended March 31, 2022
					Residential
					mortgage-
					backed	Commercial	Collateralized
	U.S.		States and		pass-	mortgage-	debt	Other
	government	Non-U.S.	political		through	backed	obligations	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(1)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$15.1	$—	$0.3	$—	$0.1	$15.5
Additions for credit losses not previously recorded	—	—	—	1.0	—	—	—	—	1.0
Additional increases (decreases) for credit losses on securities with an allowance recorded in the previous period	—	—	—	3.0	—	—	—	—	3.0
Foreign currency translation adjustment	—	—	—	0.9	—	—	—	—	0.9
Ending balance	$—	$—	$—	$20.0	$—	$0.3	$—	$0.1	$20.4
(1)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

During 2023 and 2022, we did not write off any accrued interest to net investment income.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Available-for-Sale Securities in Unrealized Loss Positions Without an Allowance for Credit Loss

For available-for-sale securities with unrealized losses for which an allowance for credit loss has not been recorded, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2023
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$879.6	$86.0	$605.2	$127.3	$1,484.8	$213.3
Non-U.S. governments	257.4	21.4	131.5	34.5	388.9	55.9
States and political subdivisions	3,191.6	372.3	2,251.2	537.3	5,442.8	909.6
Corporate	17,165.8	1,571.1	12,333.1	2,303.7	29,498.9	3,874.8
Residential mortgage-backed pass-through securities	616.0	16.4	1,159.9	156.5	1,775.9	172.9
Commercial mortgage-backed securities	996.4	78.4	3,749.0	548.6	4,745.4	627.0
Collateralized debt obligations (2)	1,738.4	33.5	2,484.8	97.5	4,223.2	131.0
Other debt obligations	2,413.2	116.9	3,382.9	538.5	5,796.1	655.4
Total fixed maturities, available-for-sale	$27,258.4	$2,296.0	$26,097.6	$4,343.9	$53,356.0	$6,639.9
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

Of the total amounts, Principal Life Insurance Company’s (“Principal Life”) consolidated portfolio represented $51,982.6 million in available-for-sale fixed maturities with gross unrealized losses of $6,493.8 million. Of the available-for-sale fixed maturities within Principal Life’s consolidated portfolio in a gross unrealized loss position, 94% were investment grade (rated AAA through BBB-) with an average price of 89 (carrying value/amortized cost) as of March 31, 2023. Gross unrealized losses in our fixed maturities portfolio decreased during the three months ended March 31, 2023, primarily due to a decrease in interest rates.

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 4,895 securities with a carrying value of $26,573.1 million and unrealized losses of $2,243.3 million reflecting an average price of 92 as of March 31, 2023. Of this portfolio, 94% was investment grade (rated AAA through BBB-) as of March 31, 2023, with associated unrealized losses of $2,170.6 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 5,130 securities with a carrying value of $25,409.5 million and unrealized losses of $4,250.5 million as of March 31, 2023. The average credit rating of this portfolio was A+ with an average price of 86 as of March 31, 2023. Of the $4,250.5 million in unrealized losses, the corporate sector accounts for $2,228.7 million in unrealized losses with an average price of 84 and an average credit rating of BBB+. Furthermore, unrealized losses include $544.5 million within the CMBS sector with an average price of 87 and an average credit rating of AA; $530.8 million within the states and political subdivision sector with an average price of 81 and an average credit rating of AA-; and $415.0 million within the collateralized mortgage obligation security sector with an average price of 84 and an average credit rating of AAA. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Because we expected to recover our amortized cost, we did not record an allowance for credit loss on these securities as of March 31, 2023. Because it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be at maturity, we did not write down these investments to fair value.

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

Of the total amounts, Principal Life’s consolidated portfolio represented $53,353.1 million in available-for-sale fixed maturities with gross unrealized losses of $7,741.4 million. Of the available-for-sale fixed maturities within Principal Life’s consolidated portfolio in a gross unrealized loss position, 94% were investment grade (rated AAA through BBB-) with an average price of 87 (carrying value/amortized cost) as of December 31, 2022. Gross unrealized losses in our fixed maturities portfolio increased during the year ended December 31, 2022, primarily due to an increase in interest rates and a widening of credit spreads.

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
March 31, 2023
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

Net Unrealized Gains and Losses on Available-for-Sale Securities and Derivative Instruments

The net unrealized gains and losses on investments in available-for-sale securities and the net unrealized gains and losses on derivative instruments in cash flow hedge relationships are reported as separate components of stockholders’ equity. The cumulative amount of net unrealized gains and losses on available-for-sale securities and derivative instruments in cash flow hedge relationships net of adjustments related to actuarial balances, policyholder liabilities, noncontrolling interest and applicable income taxes was as follows:

	March 31, 2023	December 31, 2022

	(in millions)
Net unrealized losses on fixed maturities, available-for-sale (1)	$(6,072.3)	$(7,445.7)
Net unrealized gains on derivative instruments	50.7	50.7
Adjustments for assumed changes in amortization patterns	(1.5)	(1.7)
Adjustments for assumed changes in policyholder liabilities	0.4	0.5
Net unrealized gains (losses) other investments and noncontrolling interest adjustments	(6.2)	7.9
Provision for deferred income tax benefits	1,288.8	1,570.1
Net unrealized losses on available-for-sale securities and derivative instruments	$(4,740.1)	$(5,818.2)
(1)	Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.

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
March 31, 2023
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

Credit Quality Information for Financing Receivables

The amortized cost of our financing receivables by credit risk and vintage was as follows:

	March 31, 2023
	2023	2022	2021	2020	2019	Prior	Total

	(in millions)
Commercial mortgage loans:
A- and above	$71.0	$1,039.4	$2,302.1	$1,779.6	$2,206.7	$6,595.5	$13,994.3
BBB+ thru BBB-	14.9	454.2	444.2	185.4	390.9	827.2	2,316.8
BB+ thru BB-	31.8	116.4	18.2	3.2	—	136.9	306.5
B+ and below	—	—	—	—	—	49.5	49.5
Total	$117.7	$1,610.0	$2,764.5	$1,968.2	$2,597.6	$7,609.1	$16,667.1

Direct financing leases:
A- and above	$—	$129.8	$14.7	$62.7	$1.5	$235.8	$444.5
BBB+ thru BBB-	—	25.5	23.2	52.2	12.8	84.1	197.8
BB+ thru BB-	2.2	—	62.0	8.7	—	1.9	74.8
Total	$2.2	$155.3	$99.9	$123.6	$14.3	$321.8	$717.1

Residential mortgage loans:
Performing	$81.6	$1,114.0	$1,730.4	$448.6	$132.9	$493.8	$4,001.3
Non-performing	—	5.3	4.7	3.8	1.4	7.7	22.9
Total	$81.6	$1,119.3	$1,735.1	$452.4	$134.3	$501.5	$4,024.2

Reinsurance recoverable and deposit receivable							$20,884.0

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Total

	(in millions)
Commercial mortgage loans:
A- and above	$1,036.4	$2,277.9	$1,807.3	$2,210.2	$2,187.9	$4,624.9	$14,144.6
BBB+ thru BBB-	385.6	439.6	156.8	418.7	238.9	691.7	2,331.3
BB+ thru BB-	104.0	16.8	3.0	—	8.9	71.7	204.4
B+ and below	—	—	—	—	8.3	41.7	50.0
Total	$1,526.0	$2,734.3	$1,967.1	$2,628.9	$2,444.0	$5,430.0	$16,730.3

Direct financing leases:
A- and above	$110.5	$13.0	$39.9	$1.4	$42.9	$167.3	$375.0
BBB+ thru BBB-	33.9	21.9	62.4	11.9	11.7	70.4	212.2
BB+ thru BB-	2.7	57.3	12.1	2.0	—	2.1	76.2
B+ and below	—	1.6	—	—	—	—	1.6
Total	$147.1	$93.8	$114.4	$15.3	$54.6	$239.8	$665.0

Residential mortgage loans:
Performing	$1,144.8	$1,740.7	$447.1	$133.0	$75.4	$417.8	$3,958.8
Non-performing	8.0	4.7	2.2	1.7	0.6	7.0	24.2
Total	$1,152.8	$1,745.4	$449.3	$134.7	$76.0	$424.8	$3,983.0

Reinsurance recoverable and deposit receivable							$21,156.7

The amortized cost of commercial mortgage loans, direct financing leases and residential mortgage loans excluded accrued interest receivable of $54.3 million, $1.7 million and $10.9 million, respectively, as of March 31, 2023, and $57.7 million, $0.0 million and $19.6 million, respectively, as of December 31, 2022.

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
March 31, 2023
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

The amortized cost of financing receivables on non-accrual status was as follows:

	March 31, 2023
			Amortized cost
	Beginning	Ending	of nonaccrual
	amortized cost	amortized cost	assets without
	on nonaccrual	on nonaccrual	a valuation
	status	status	allowance

	(in millions)
Commercial mortgage loans	$50.0	$49.4	$—
Residential mortgage loans	17.8	15.3	0.6
Total	$67.8	$64.7	$0.6

	December 31, 2022
			Amortized cost
	Beginning	Ending	of nonaccrual
	amortized cost	amortized cost	assets without
	on nonaccrual	on nonaccrual	a valuation
	status	status	allowance

	(in millions)
Commercial mortgage loans	$13.2	$50.0	$—
Residential mortgage loans	4.0	17.8	0.6
Total	$17.2	$67.8	$0.6

Interest income recognized on non-accrual financing receivables was as follows:

	For the three months ended
	March 31,
	2023	2022

	(in millions)
Commercial mortgage loans	$—	$0.3
Total	$—	$0.3

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

The aging of our financing receivables, based on amortized cost, was as follows:

	March 31, 2023
							Amortized
							cost
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total (1)	accruing

	(in millions)
Commercial mortgage loans	$24.4	$—	$14.5	$38.9	$16,628.2	$16,667.1	$1.1
Direct financing leases	6.3	44.9	4.4	55.6	661.5	717.1	4.4
Residential mortgage loans	69.8	16.7	15.6	102.1	3,922.1	4,024.2	7.6
Total	$100.5	$61.6	$34.5	$196.6	$21,211.8	$21,408.4	$13.1

	December 31, 2022
							Amortized
							cost
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total (1)	accruing

	(in millions)
Commercial mortgage loans	$45.9	$7.5	$14.4	$67.8	$16,662.5	$16,730.3	$—
Direct financing leases	6.6	6.2	1.6	14.4	650.6	665.0	1.6
Residential mortgage loans	73.1	15.4	16.2	104.7	3,878.3	3,983.0	6.4
Total	$125.6	$29.1	$32.2	$186.9	$21,191.4	$21,378.3	$8.0
(1)	As of both March 31, 2023 and December 31, 2022, no reinsurance recoverables or deposit receivables were considered past due.

Financing Receivables Valuation Allowance

We establish a valuation allowance to provide for the risk of credit losses inherent in our financing receivables. The valuation allowance is maintained at a level believed adequate by management to absorb estimated expected credit losses. The valuation allowance is based on amortized cost excluding accrued interest receivable and includes reserves for pools of financing receivables with similar risk characteristics. We do not measure a credit loss allowance on accrued interest receivable because we write off the uncollectible accrued interest receivable balance to net investment income in a timely manner, generally within 90 days domestically or, in the Chilean market, based on the nature of the loans and collection practices in that market. During 2023 and 2022, we did not write off any commercial mortgage loan accrued interest or residential mortgage loan accrued interest.

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
March 31, 2023
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

A rollforward of our valuation allowance was as follows:

	For the three months ended March 31, 2023
		Direct
	Commercial	financing	Residential	Reinsurance
	mortgage loans	leases	mortgage loans	recoverables	Total

	(in millions)
Beginning balance	$77.9	$0.6	$5.6	$2.7	$86.8
Provision	3.8	(0.1)	0.1	(0.2)	3.6
Charge-offs	—	—	(0.1)	—	(0.1)
Recoveries	—	—	0.2	—	0.2
Foreign currency translation adjustment	0.2	0.1	0.1	—	0.4
Ending balance	$81.9	$0.6	$5.9	$2.5	$90.9

	For the three months ended March 31, 2022
		Direct
	Commercial	financing	Residential	Reinsurance
	mortgage loans	leases	mortgage loans	recoverables	Total

	(in millions)
Beginning balance	$43.9	$0.4	$2.0	$2.7	$49.0
Provision	22.1	—	(0.5)	—	21.6
Charge-offs	—	—	(0.1)	—	(0.1)
Recoveries	—	—	0.4	—	0.4
Foreign currency translation adjustment	0.1	—	—	—	0.1
Ending balance	$66.1	$0.4	$1.8	$2.7	$71.0

Mortgage Loans

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. Mortgage loans purchased and sold were as follows:

	For the three months ended
	March 31,
	2023	2022

	(in millions)
Commercial mortgage loans:
Purchased	$33.0	$32.7
Residential mortgage loans:
Purchased (1)	69.1	534.3
Sold	4.2	7.1
(1)	Includes mortgage loans purchased by residential mortgage loan VIEs in 2022.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	March 31, 2023		December 31, 2022
	Amortized	Percent	Amortized	Percent
	cost	of total	cost	of total

	($ in millions)
Geographic distribution
New England	$508.0	3.0%	$512.1	3.1%
Middle Atlantic	4,510.8	27.1	4,505.6	26.9
East North Central	666.9	4.0	652.5	3.9
West North Central	369.4	2.2	370.9	2.2
South Atlantic	2,578.0	15.5	2,558.3	15.3
East South Central	349.0	2.1	339.8	2.0
West South Central	1,187.5	7.1	1,204.9	7.2
Mountain	954.9	5.7	938.7	5.6
Pacific	4,962.8	29.8	5,115.3	30.6
International	579.8	3.5	532.2	3.2
Total	$16,667.1	100.0%	$16,730.3	100.0%

Property type distribution
Office	$4,103.0	24.6%	$4,322.0	25.9%
Retail	1,513.8	9.1	1,499.4	9.0
Industrial	3,227.9	19.4	3,235.9	19.3
Apartments	6,931.2	41.6	6,827.1	40.8
Hotel	71.4	0.4	72.5	0.4
Mixed use/other	819.8	4.9	773.4	4.6
Total	$16,667.1	100.0%	$16,730.3	100.0%

Mortgage Loan Modifications

Our commercial and residential mortgage loan portfolios include loans that have been modified. We assess loan modifications that are related to our borrowers experiencing financial difficulty in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay or a term extension (or a combination thereof). Generally, an assessment of whether a borrower is experiencing financial difficulty is made on the date of the modification.

The financing receivables valuation allowance utilizes an estimate of lifetime expected credit losses and it is recorded on each loan upon origination or acquisition. The starting point for the estimate of the valuation allowance is historical loss information, which includes losses from modification of receivables to borrowers experiencing financial difficulty. Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the valuation allowance because of the measurement methodologies used to estimate the allowance, a change to the valuation allowance is generally not recorded upon modification.

Occasionally, a modification of a loan from a borrower experiencing financial difficulty is in the form of principal forgiveness. When principal forgiveness is provided as a modification, the amount of the principal forgiven is deemed uncollectible. Therefore, that portion of the loan is written off, which results in a reduction of the amortized cost and a corresponding adjustment to the valuation allowance.

In some cases, we modify a loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession such as principal forgiveness may be granted.

We did not have any significant mortgage loans that were modified for the three months ended March 31, 2023.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Troubled Debt Restructuring

Prior to the implementation of authoritative guidance in 2023, we assessed loan modifications on a case-by-case basis to evaluate whether a TDR has occurred. When we had commercial mortgage loan TDRs, they were modified to delay or reduce principal payments and to reduce or delay interest payments. The commercial mortgage loan modifications result in delayed cash receipts, a decrease in interest income and loan rates that were considered below market. When we had residential mortgage loan TDRs, they included modifications of interest-only payment periods, delays in principal balloon payments and interest rate reductions. Residential mortgage loan modifications resulted in delayed or decreased cash receipts and a decrease in interest income.

When we had commercial mortgage loan TDRs, they were reserved for in the mortgage loan valuation allowance at the estimated fair value of the underlying collateral reduced by the cost to sell.

When we had residential mortgage loan TDRs, they were specifically reserved for in the mortgage loan valuation allowance if losses resulted from the modification. Residential mortgage loans that had defaulted or had been discharged through bankruptcy were reduced to the expected collectible amount.

We did not have any significant loans that were modified and met the criteria of a TDR for the three months ended March 31, 2022.

Securities Posted as Collateral

As of March 31, 2023 and December 31, 2022, we posted $6,707.2 million and $6,411.0 million, respectively, in commercial mortgage loans and residential first lien mortgages to satisfy collateral requirements associated with our obligation under funding agreements with Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, as of March 31, 2023 and December 31, 2022, we posted $4,536.7 million and $3,569.7 million, respectively, in fixed maturities, available-for-sale and trading securities to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant (“FCM”) agreements, a lending arrangement and our obligation under funding agreements with FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as mortgage loans, fixed maturities, available-for-sale and fixed maturities, trading, respectively, on our consolidated statements of financial position. Of the securities posted as collateral, as of March 31, 2023 and December 31, 2022, $681.8 million and $503.8 million, respectively, could be sold or repledged by the secured party.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Balance Sheet Offsetting

Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	assets (1)	instruments (2)	received	Net amount

	(in millions)
March 31, 2023
Derivative assets	$386.7	$(149.1)	$(195.6)	$42.0
Reverse repurchase agreements	140.0	—	(140.3)	(0.3)
Total	$526.7	$(149.1)	$(335.9)	$41.7
December 31, 2022
Derivative assets	$321.0	$(135.7)	$(151.9)	$33.4
Reverse repurchase agreements	124.4	—	(124.4)	—
Total	$445.4	$(135.7)	$(276.3)	$33.4
(1)	The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents, respectively, on the consolidated statements of financial position. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	liabilities (1)	instruments (2)	pledged	Net amount

	(in millions)
March 31, 2023
Derivative liabilities	$507.3	$(149.1)	$(355.3)	$2.9
December 31, 2022
Derivative liabilities	$634.2	$(135.7)	$(485.1)	$13.4
(1)	The gross amount of recognized derivative liabilities is reported with other liabilities on the consolidated statements of financial position. The above excludes derivative liabilities, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amounts of derivative liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative assets that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative liabilities for presentation on the consolidated statements of financial position.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Repurchase and reverse repurchase agreements include provisions to setoff other repurchase and reverse repurchase balances with the same counterparty. Repurchase and reverse repurchase agreements also include collateral provisions with the counterparties. For reverse repurchase agreements we require the counterparties to pledge collateral with a value greater than the amount of cash transferred. We have the right but do not sell or repledge collateral received in reverse repurchase agreements. Repurchase agreements are structured as secured borrowings for all counterparties. We pledge fixed maturities available-for-sale, which the counterparties have the right to sell or repledge. Interest incurred on repurchase agreements is reported as part of operating expenses on the consolidated statements of operations. Net proceeds related to repurchase agreements are reported as a component of financing activities on the consolidated statements of cash flows. We did not have any outstanding repurchase agreements as of March 31, 2023 and December 31, 2022.

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

Interest rate swaps are contracts in which we agree with other parties to exchange, at specified intervals, the difference between fixed rate and/or floating rate interest amounts based upon designated market rates or rate indices and an agreed upon notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by any party. Cash is paid or received based on the terms of the swap. We use interest rate swaps primarily to more closely match the interest rate characteristics of assets and liabilities and to mitigate the risks arising from timing mismatches between assets and liabilities (including duration mismatches). We also use interest rate swaps to hedge against changes in the value of assets we anticipate acquiring and other anticipated transactions and commitments. Interest rate swaps are used to hedge against changes in the value of the guaranteed minimum withdrawal benefit (“GMWB”) MRB. The GMWB rider on our variable annuity products provides for guaranteed minimum withdrawal benefits regardless of the actual performance of various equity and/or fixed income funds available with the product. Additionally, we utilize interest rate swaps to replicate the returns of floating rate assets.

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

In exchange-traded futures transactions, we agree to purchase or sell a specified number of contracts, the values of which are determined by the values of designated classes of securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. We enter into exchange-traded futures with regulated futures commissions merchants who are members of a trading exchange. We use exchange-traded futures to hedge against changes in value of the GMWB MRB.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Interest rate forwards, including to be announced (“TBA”) forwards, bond forwards and treasury forwards, are contracts to take delivery of a fixed income security at a specified price at a future date. TBA forwards deliver government guaranteed mortgage-backed securities. Bond forwards and treasury forwards deliver corporate or municipal and U.S. Treasury bonds, respectively. At inception of the TBA and treasury forward contracts we do not intend to take physical delivery. We intend to take delivery of the bond forwards referencing corporate or municipal bonds. We have used TBA forwards to gain exposure to the investment risk and return of agency mortgage-backed security pools in order to reduce asset and liability duration mismatch. Treasury forwards are used to hedge against changes in the value of the GMWB MRB. Bond forwards are used to gain leverage through synthetic exposure during the forward period and fix the purchase price of a bond at a specified date in future.

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

We use exchange-traded futures and equity put options to hedge against changes in the value of the GMWB MRB related to the GMWB rider on our variable annuity product. The premium associated with certain options is paid quarterly over the life of the option contract. We also use exchange-traded futures to hedge against the economic exposure to certain fund closures in process.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
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

We posted $674.0 million and $750.9 million in cash and securities under collateral arrangements as of March 31, 2023 and December 31, 2022, respectively, to satisfy collateral and initial margin requirements associated with our derivative credit support agreements and FCM agreements.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of March 31, 2023 and December 31, 2022, was $504.3 million and $632.6 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral provisions, we posted collateral and initial margin of $674.0 million and $750.9 million as of March 31, 2023 and December 31, 2022, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2023, we would be required to post an additional $94.1 million of collateral to our counterparties.

As of March 31, 2023 and December 31, 2022, we had received $136.5 million and $148.8 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
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

	March 31, 2023	December 31, 2022

	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$54,333.8	$52,249.9
Interest rate options	3,049.0	4,418.9
Interest rate forwards	2,370.7	2,527.5
Interest rate futures	960.5	877.5
Foreign exchange contracts:
Currency swaps	1,617.9	1,634.7
Currency forwards	1,585.3	1,123.1
Equity contracts:
Equity options	1,999.1	2,049.3
Equity futures	732.7	574.1
Credit contracts:
Credit default swaps	400.0	400.0
Other contracts:
Embedded derivatives	23,164.3	23,209.3
Total notional amounts at end of period	$90,213.3	$89,064.3

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$68.3	$64.2
Interest rate options	32.3	41.7
Interest rate forwards	5.4	0.1
Foreign exchange contracts:
Currency swaps	190.8	171.1
Currency forwards	70.8	34.0
Equity contracts:
Equity options	24.6	16.5
Credit contracts:
Credit default swaps	3.7	3.6
Total gross credit exposure	395.9	331.2
Less: collateral received	219.0	191.9
Net credit exposure	$176.9	$139.3

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022

	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$16.7	$20.0	$90.2	$105.1
Foreign exchange contracts	132.8	134.6	28.3	19.7
Total derivatives designated as hedging instruments	$149.5	$154.6	$118.5	$124.8

Derivatives not designated as hedging instruments
Interest rate contracts	$82.9	$81.1	$323.7	$439.9
Foreign exchange contracts	126.2	65.9	9.0	21.9
Equity contracts	24.5	16.5	55.2	45.6
Credit contracts	3.6	3.5	1.9	2.0
Other contracts	—	—	(2,970.7)	(3,606.4)
Total derivatives not designated as hedging instruments	237.2	167.0	(2,580.9)	(3,097.0)

Total derivative instruments	$386.7	$321.6	$(2,462.4)	$(2,972.2)
(1)	The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.
(2)	The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivatives with a net liability fair value of $55.5 million and $46.4 million as of March 31, 2023 and December 31, 2022, respectively, are reported with contractholder funds on the consolidated statements of financial position. Embedded derivatives with a net (asset) liability fair value of $(3,026.2) million and $(3,652.8) million as of March 31, 2023 and December 31, 2022, respectively, are reported with funds withheld payable on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also may have purchased credit protection with identical underlyings to certain of our sold protection transactions. As of March 31, 2023 and December 31, 2022, we did not purchase credit protection relating to our sold protection transactions. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

The following tables show our credit default swap protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	March 31, 2023
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)

	(in millions)
Single name credit default swaps
Corporate debt
A	$40.0	$0.2	$40.0	2.2
BBB	190.0	2.5	190.0	2.9
BB	20.0	(0.1)	20.0	4.2
Sovereign
A	20.0	0.3	20.0	2.2
Total credit default swap protection sold	$270.0	$2.9	$270.0	2.8

	December 31, 2022
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)

	(in millions)
Single name credit default swaps
Corporate debt
A	$40.0	$0.4	$40.0	2.5
BBB	190.0	2.2	190.0	3.1
BB	20.0	(0.2)	20.0	4.5
Sovereign
A	20.0	0.2	20.0	2.5
Total credit default swap protection sold	$270.0	$2.6	$270.0	3.1

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
March 31, 2023
(Unaudited)

The following amounts were recorded on the consolidated statements of financial position related to cumulative basis adjustments for fair value hedges. The amortized cost includes the amortized cost basis and the fair value hedging basis adjustment.

			Cumulative amount of fair
			value hedging basis adjustment
Line item in the consolidated statements			increase/(decrease) included in the
of financial position in which the	Amortized cost of hedged item		amortized cost of the hedged item
hedged item is included	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022

	(in millions)
Fixed maturities, available-for-sale (1):
Active hedging relationships	$3,454.0	$3,498.6	$(126.1)	$(153.4)
Discontinued hedging relationships	75.5	48.8	0.3	1.3
Total fixed maturities, available-for-sale in active or discontinued hedging relationships	$3,529.5	$3,547.4	$(125.8)	$(152.1)
(1)	These amounts include the amortized cost basis of closed portfolios used to designate last-of-layer hedging relationships in which the hedged last layer amount is expected to remain at the end of the hedging relationship. As of March 31, 2023 and December 31, 2022, the amortized cost basis of the closed portfolios used in these hedging relationships was $3,215.0 million and $3,256.9 million, respectively, the cumulative basis adjustments associated with these hedging relationships was $(83.5) million and $(102.4) million, respectively, and the amount of the designated hedged items were $1,110.0 million and $1,110.0 million, respectively.

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

The maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 3.9 years. As of March 31, 2023, we had $15.9 million of net gains reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from AOCI into net income.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of financial position.

		Amount of gain (loss) recognized
		in AOCI on derivatives for the
Derivatives in cash		three months ended March 31,
flow hedging relationships	Related hedged item	2023	2022

		(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$15.9	$(44.2)
Interest rate contracts	Investment contracts	(3.3)	9.5
Foreign exchange contracts	Fixed maturities, available-for-sale	(10.1)	13.0
Total		$2.5	$(21.7)

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

	For the three months ended March 31, 2023
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	(losses) related to	expenses
	of fixed	hedges of fixed	related to
	maturities,	maturities,	hedges of
	available-	available-	investment
	for-sale	for-sale	contracts

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$986.7	$(66.0)	$1,773.9

Gains on fair value hedging relationships:
Interest rate contracts:
Gain recognized on hedged item	$26.2	$—	$—
Loss recognized on derivatives	(22.6)	—	—
Amortization of hedged item basis adjustments	(0.1)	—	—
Amounts related to periodic settlements on derivatives	12.6	—	—

Total gain recognized for fair value hedging relationships	$16.1	$—	$—

Gains on cash flow hedging relationships:
Interest rate contracts:
Gain reclassified from AOCI on derivatives	$1.1	$—	$—
Gain reclassified from AOCI as a result that a forecasted transaction is no longer probable of occurring	—	1.4	—
Amounts related to periodic settlements on derivatives	—	—	3.1

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	1.2	—
Amounts related to periodic settlements on derivatives	5.4	—	—
Total gain recognized for cash flow hedging relationships	$6.5	$2.6	$3.1

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

	For the three months ended March 31, 2022
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	(losses) related to	expenses
	of fixed	hedges of fixed	related to
	maturities,	maturities,	hedges of
	available-	available-	investment
	for-sale	for-sale	contracts

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$1,125.5	$(136.6)	$1,490.7

Losses on fair value hedging relationships:
Interest rate contracts:
Loss recognized on hedged item	$(71.1)	$—	$—
Gain recognized on derivatives	68.0	—	—
Amortization of hedged item basis adjustments	(0.4)	—	—
Amounts related to periodic settlements on derivatives	(4.2)	—	—

Total loss recognized for fair value hedging relationships	$(7.7)	$—	$—

Gains (losses) on cash flow hedging relationships:
Interest rate contracts:
Gain reclassified from AOCI on derivatives	$3.3	$—	$—
Gain reclassified from AOCI as a result that a forecasted transaction is no longer probable of occurring	—	2.9	—
Amounts related to periodic settlements on derivatives	—	—	(0.2)

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	0.6	—
Amounts related to periodic settlements on derivatives	2.7	—	—
Total gain (loss) recognized for cash flow hedging relationships	$6.0	$3.5	$(0.2)

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
March 31, 2023
(Unaudited)

The following table shows the effect of foreign exchange contracts used to hedge a portion of our net investment in certain sponsored investment funds on the consolidated financial statements.

			Amount of loss
	Amount of loss recognized		reclassified from AOCI into
	in AOCI on derivatives		net realized capital gains (losses)
	for the three months ended		for the three months ended
	March 31,		March 31,
Derivatives in net investment hedging relationships	2023	2022	2023	2022

	(in millions)
Foreign exchange contracts	$(0.6)	$(0.7)	$—	$—
Total	$(0.6)	$(0.7)	$—	$—

Derivatives Not Designated as Hedging Instruments

Our use of futures, certain swaptions and swaps, option collars, options and forwards are effective from an economic standpoint, but they have not been designated as hedges for financial reporting purposes. As such, periodic changes in the market value of these instruments, which includes mark-to-market gains and losses as well as periodic and final settlements, primarily flow directly into net realized capital gains (losses) on the consolidated statements of operations. However, the change in fair value of the funds withheld embedded derivative is separately reported on the consolidated statements of operations. Additionally, mark-to-market gains and losses as well as periodic and final settlements for derivatives used to hedge market risk benefits are reported in market risk benefit (gain) loss on the consolidated statements of operations.

The following table shows the effect of derivatives not designated as hedging instruments, including fair value changes of embedded derivatives that have been bifurcated from the host contract, on the consolidated statements of operations.

	Amount of gain (loss) recognized in
	net income on derivatives for the
	three months ended March 31,
Derivatives not designated as hedging instruments	2023	2022

	(in millions)
Interest rate contracts	$(17.8)	$(229.4)
Foreign exchange contracts	29.2	67.9
Equity contracts	(63.1)	(5.3)
Credit contracts	0.8	0.1
Other contracts (1)	(639.2)	12.8
Total	$(690.1)	$(153.9)
(1)	Includes the change in fair value of the funds withheld embedded derivative.

5. Deferred Acquisition Costs and Other Actuarial Balances

Deferred Acquisition Costs

Incremental direct costs of contract acquisition as well as certain costs directly related to acquisition activities (underwriting, policy issuance and processing, medical and inspection and sales force contract selling) for the successful acquisition of new and renewal insurance policies and investment contracts are capitalized in the period they are incurred. Maintenance costs and acquisition costs that are not deferrable are charged to operating expenses as incurred.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

For our long-duration insurance products and certain investment contracts, DAC is amortized on a constant level basis over the expected life of the contracts using groupings and assumptions consistent with those used in computing policyholder liabilities. For each of our long-duration insurance products, we select an inforce measure as a basis for amortization that will result in a constant level amortization pattern for the expected life of the contract. If our actual contract terminations differ from our expectation, the amortization pattern is adjusted on a prospective basis.

Some of our life and disability products within the Benefits and Protection segment have renewal commissions resulting in new DAC capitalizations in the years following the initial capitalization. We also have life products that allow for underwritten death benefit increases and cost of living adjustments, resulting in an immaterial amount of new DAC capitalizations each year. The new capitalizations are added to the existing DAC balance when incurred and amortized over the remaining life of the business.

DAC on short-duration group benefits contracts is amortized over the estimated life of the underlying contracts.

We review and update actuarial experience assumptions (such as mortality, surrenders, lapse, and premium persistency) serving as inputs to the models that establish the expected life for DAC and other actuarial balances during the third quarter of each year, or more frequently if evidence suggests assumptions should be revised. We make model refinements as necessary, and any changes resulting from these assumption updates are applied prospectively.

DAC amortization expense of $97.9 million and $95.8 million related to our long-duration and short-duration contracts was recorded in operating expenses on the consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively.

The following tables summarize disaggregated DAC amounts and reconcile the totals to those reported in the consolidated statements of financial position.

	March 31, 2023	December 31, 2022

	(in millions)
Retirement and Income Solutions:
Workplace savings and retirement solutions	$500.2	$498.0
Individual variable annuities	276.8	278.0
Pension risk transfer	10.2	8.1
Individual fixed deferred annuities	124.7	131.0
Investment only	13.7	14.9
Total Retirement and Income hope soSolutions	925.6	930.0
Benefits and Protection:
Specialty Benefits:
Individual disability	635.0	626.1
Life Insurance:
Universal life	1,560.4	1,569.7
Term life	687.1	685.7
Participating life	90.8	93.0
Total Benefits and Protection	2,973.3	2,974.5
Short-duration contracts	40.2	34.7
Other balances (1)	9.2	8.8
Total DAC per consolidated statements of financial position	$3,948.3	$3,948.0
(1)	Includes insignificant balances for long-duration contracts.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Retirement and Income Solutions

The balances and changes in DAC were as follows:

	Workplace			Individual
	savings and	Individual	Pension	fixed
	retirement	variable	risk	deferred	Investment
	solutions	annuities	transfer	annuities	only

	(in millions)
Balances as of January 1, 2022	$489.0	$281.2	$2.7	$162.2	$18.1
Costs deferred	48.3	22.5	5.6	—	1.4
Amortized to expense	(39.3)	(25.7)	(0.2)	(31.2)	(4.6)
Balances as of December 31, 2022	498.0	278.0	8.1	131.0	14.9
Costs deferred	12.0	5.2	2.2	—	—
Amortized to expense	(9.8)	(6.4)	(0.1)	(6.3)	(1.2)
Balances as of March 31, 2023	$500.2	$276.8	$10.2	$124.7	$13.7

Benefits and Protection

The balances and changes in DAC were as follows:

	Specialty Benefits	Life Insurance
	Individual
	disability	Universal life	Term life	Participating life

	(in millions)
Balances as of January 1, 2022	$580.7	$1,596.2	$678.9	$102.3
Costs deferred	87.6	70.6	66.7	1.4
Amortized to expense	(42.2)	(97.1)	(59.9)	(10.7)
Balances as of December 31, 2022	626.1	1,569.7	685.7	93.0
Costs deferred	19.9	14.9	16.6	0.3
Amortized to expense	(11.0)	(24.2)	(15.2)	(2.5)
Balances as of March 31, 2023	$635.0	$1,560.4	$687.1	$90.8

Unearned Revenue Liability

An unearned revenue liability is established when we collect fees or other policyholder assessments, inclusive of cost of insurance charges, administrative charges and other similar fees, for services to be provided in future periods. These unearned front-end fees are deferred and the amortization is recorded using an approach consistent with DAC.

The unearned revenue liability is included within other policyholder funds in the consolidated statements of financial position. The following table summarizes disaggregated unearned revenue liability amounts and reconciles the totals to those reported in the consolidated statements of financial position.

	March 31, 2023	December 31, 2022

	(in millions)
Benefits and Protection - Life Insurance:
Universal life	$466.6	$459.0
Other balances (1)	8.8	8.4
Total unearned revenue liability	$475.4	$467.4
(1)	Includes insignificant balances for long-duration contracts.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Benefits and Protection

The balances and changes in the unearned revenue liability for Life Insurance – Universal life contracts were as follows:

	For the three months ended	For the year ended
	March 31, 2023	December 31, 2022

	(in millions)
Balance at beginning of period	$459.0	$425.3
Deferrals	15.0	61.8
Revenue recognized	(7.4)	(28.1)
Balance at end of period	466.6	459.0
Reinsurance impact	(227.4)	(227.9)
Balance at end of period after reinsurance	$239.2	$231.1

6. Separate Account Balances

The separate accounts are legally segregated and are not subject to claims that arise out of any of our other business. The client, rather than us, directs the investments and bears the investment risk of these funds. The separate account assets represent the fair value of funds that are separately administered by us for contracts with equity, real estate and fixed income investments and are presented as a summary total within the consolidated statements of financial position. An equivalent amount is reported as separate account liabilities, which represent the obligation to return the monies to the client. Refer to Note 16, Fair Value Measurements, for further information on the valuation methodologies.

We receive fees for mortality, withdrawal and expense risks, as well as administrative, maintenance and investment advisory services that are included in the consolidated statements of operations. Net deposits, net investment income and realized and unrealized capital gains and losses of the separate accounts are not reflected in the consolidated statements of operations.

The Retirement and Income Solutions segment offers variable annuity contracts that allow the policyholder to allocate deposits into various investment options in a separate account. The variable annuity contracts can also include GMWB riders and guaranteed minimum death benefit (“GMDB”) riders that are accounted for as MRBs. Retirement and Income Solutions also offers certain group annuity contracts that have separate accounts as an investment option.

The Principal Asset Management segment offers retirement pension schemes in Asia that offer various guaranteed and non-guaranteed constituent fund investment options to customers. The retirement pension schemes can include a guaranteed rate of return to the customer or a minimum guarantee on withdrawals under certain qualifying events. The minimum guarantee on withdrawals under certain qualifying events is accounted for as an MRB. Principal Asset Management separate account assets and liabilities also include certain retirement accumulation products in Latin America where the segregated funds and associated obligation to the client are consolidated within the financial statements. We have determined that summary totals are the most meaningful presentation for these funds.

The Benefits and Protection segment offers variable universal life products with separate account investment options.

Refer to Note 9, Market Risk Benefits, for further information on the MRBs associated with the contracts mentioned above.

As of March 31, 2023 and December 31, 2022, the separate accounts included a separate account valued at $88.5 million and $101.4 million, respectively, which primarily included shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Separate Account Assets

The aggregate fair value of assets, by major investment category, supporting separate accounts were as follows:

	March 31, 2023	December 31, 2022

	(in millions)
Fixed maturities:
U.S. government and agencies	$7,916.9	$7,339.6
Non-U.S. governments	8,956.1	8,424.3
States and political subdivisions	225.9	211.7
Corporate	15,538.1	14,429.7
Residential mortgage-backed securities	3,994.7	3,894.5
Commercial mortgage-backed securities	199.5	206.2
Other debt obligations	360.8	299.5
Total fixed maturities	37,192.0	34,805.5
Equity securities	109,562.8	105,053.3
Real estate	604.0	610.6
Other investments	9,887.0	10,278.6
Cash and cash equivalents	3,639.9	3,583.8
Other assets	1,115.1	1,043.3
Total separate account assets per consolidated statements of financial position	$162,000.8	$155,375.1

Separate Account Liabilities

The following tables summarize disaggregated separate account liability amounts and reconcile the totals to separate account liabilities reported in the consolidated statements of financial position.

	March 31, 2023	December 31, 2022

	(in millions)
Retirement and Income Solutions:
Group retirement contracts	$111,275.8	$107,240.1
Individual variable annuities	8,910.3	8,659.0
Total Retirement and Income Solutions	120,186.1	115,899.1
Principal Asset Management — Principal International:
Latin America:
Pension	35,385.8	33,316.7
Asia:
Guaranteed pension	928.8	915.0
Total Principal Asset Management — Principal International	36,314.6	34,231.7
Benefits and Protection - Life Insurance:
Universal life	5,254.2	5,011.0
Other balances (1)	245.9	233.3
Total separate account liabilities per consolidated statements of financial position	$162,000.8	$155,375.1
(1)	Includes insignificant balances for long-duration contracts.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Retirement and Income Solutions

The balances and the changes in separate account liabilities were as follows:

	For the three months ended		For the year ended
	March 31, 2023		December 31, 2022
	Group	Individual	Group	Individual
	retirement	variable	retirement	variable
	contracts	annuities	contracts	annuities

	(in millions)
Balance at beginning of period	$107,240.1	$8,659.0	$131,188.6	$11,000.0
Premiums and deposits (1)	2,881.3	94.8	14,859.3	354.1
Policy charges	(77.7)	(51.2)	(383.7)	(211.1)
Surrenders, withdrawals and benefit payments (1)	(2,747.8)	(217.3)	(14,479.4)	(790.1)
Investment performance	5,016.8	417.6	(20,641.3)	(1,723.3)
Net transfers (to) from general account (1)	(1,331.8)	7.4	(2,571.7)	29.4
Other (2)	294.9	—	(731.7)	—
Balance at end of period	$111,275.8	$8,910.3	$107,240.1	$8,659.0

Cash surrender value (3)	$109,850.4	$8,789.3	$106,125.7	$8,538.7
(1)	Within the policyholder account balances rollforwards in Note 7, Contractholder Funds, amounts in these lines for Individual variable annuities and Workplace savings and retirement solutions included in Group retirement contracts are reflected in net transfers from (to) separate account.
(2)	Includes amounts to be settled between the separate account and general account due to the timing of trade settlements as of the reporting date.
(3)	Cash surrender value represents the amount of the contractholders’ account balances distributable at the end of the reporting period less surrender charges.

Principal Asset Management – Principal International

The balances and the changes in separate account liabilities were as follows:

	For the three months ended		For the year ended
	March 31, 2023		December 31, 2022
	Latin America	Asia	Latin America	Asia
		Guaranteed		Guaranteed
	Pension	pension	Pension	pension

	(in millions)
Balance at beginning of period	$33,316.7	$915.0	$33,030.6	$971.3
Premiums and deposits	812.7	66.1	3,620.4	276.2
Policy charges	(4.7)	(4.7)	(18.2)	(19.8)
Surrenders, withdrawals and benefit payments	(988.9)	(66.7)	(3,984.6)	(247.0)
Investment performance	(303.8)	24.5	498.8	(64.0)
Other	(28.7)	(0.1)	(0.8)	(0.4)
Foreign currency translation adjustment	2,582.5	(5.3)	170.5	(1.3)
Balance at end of period	$35,385.8	$928.8	$33,316.7	$915.0

Cash surrender value	$35,385.8	$928.8	$33,316.7	$915.0

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Benefits and Protection

The balances and the changes in separate account liabilities for Life Insurance – Universal life were as follows:

	For the three months ended	For the year ended
	March 31, 2023	December 31, 2022

	(in millions)
Balance at beginning of period	$5,011.0	$5,886.1
Premiums and deposits (1)	126.5	514.7
Policy charges	(31.9)	(122.1)
Surrenders, withdrawals and benefit payments (1)	(115.7)	(208.6)
Investment performance	262.0	(1,054.5)
Net transfers (to) from general account (1)	2.3	(4.6)
Balance at end of period	$5,254.2	$5,011.0

Cash surrender value (2)	$5,308.6	$5,055.8
(1)	Within the policyholder account balances rollforwards in Note 7, Contractholder Funds, amounts in these lines are reflected in net transfers from (to) separate account.
(2)	Cash surrender value represents the amount of the contractholders’ account balances distributable at the end of the reporting period less surrender charges. Certain products include surrender value enhancement riders that result in cash surrender values greater than account balances.

7. Contractholder Funds

Contractholder funds include policyholder account balances related to contracts with significant insurance risk and investment contracts.

The following tables summarize disaggregated policyholder account balance amounts and reconcile the totals to contractholder funds reported in the consolidated statements of financial position.

	March 31, 2023	December 31, 2022

	(in millions)
Retirement and Income Solutions:
Workplace savings and retirement solutions	$12,476.6	$12,154.7
Individual variable annuities	366.1	381.4
Individual fixed deferred annuities	6,785.7	7,228.3
Total Retirement and Income Solutions	19,628.4	19,764.4
Benefits and Protection - Life Insurance:
Universal life	6,915.4	6,947.9
Corporate:
Inter-segment eliminations	(359.4)	(362.7)
Total policyholder account balances for contracts with significant insurance risk or investment contracts with significant fee revenue	26,184.4	26,349.6

Reconciling items:
Investment contracts without significant fee revenue (1)	16,374.4	16,104.0
Embedded derivatives (2)	55.5	46.4
Other balances (3)	343.7	325.3
Total contractholder funds per consolidated statements of financial position	$42,958.0	$42,825.3
(1)

Includes GICs, funding agreements, individual fixed income annuities and guaranteed pension contracts. These contracts are not included within the disaggregated rollforward or guaranteed minimum interest rate (“GMIR”) disclosures below.

(2)	Refer to Note 16, Fair Value Measurements, for details on the changes in Level 3 fair value measurements of embedded derivatives.
(3)

Includes insignificant balances for long-duration contracts and amounts that are not accrued to the benefit of the contractholder and, therefore, are not included within the disaggregated rollforward or GMIR disclosures below.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Retirement and Income Solutions

The changes in policyholder account balances were as follows:

	For the three months ended March 31, 2023			For the year ended December 31, 2022
	Workplace			Workplace
	savings and	Individual	Individual	savings and	Individual	Individual
	retirement	variable	fixed deferred	retirement	variable	fixed deferred
	solutions	annuities	annuities (1)	solutions	annuities	annuities

	($ in millions)
Balance at beginning of period	$12,154.7	$381.4	$7,228.3	$10,996.2	$380.9	$9,646.3
Premiums and deposits	1,337.6	110.2	7.5	3,719.5	426.5	35.9
Policy charges	(7.5)	—	—	(28.5)	—	—
Surrenders, withdrawals and benefit payments	(1,960.2)	(243.1)	(492.8)	(2,866.7)	(843.2)	(2,655.6)
Net transfers from (to) separate account (2)	896.8	115.1	—	164.6	406.6	—
Interest credited	63.3	2.5	42.7	194.3	10.6	201.7
Other	(8.1)	—	—	(24.7)	—	—
Balance at end of period	$12,476.6	$366.1	$6,785.7	$12,154.7	$381.4	$7,228.3

Weighted-average crediting rate (3)	2.16%	2.81%	2.67%	1.94%	2.79%	2.63%
Cash surrender value (4)	$10,797.2	$363.3	$6,648.8	$10,341.7	$378.6	$7,081.4
(1)	We use the deposit method of accounting for the reinsurance of this exited business.
(2)

Within the separate account liabilities rollforwards in Note 6, Separate Account Balances, these transfers for Individual variable annuities and Workplace savings and retirement solutions included in Group retirement contracts are reflected in premiums and deposits; surrenders, withdrawals and benefit payments; and net transfers (to) from general account.

(3)	The weighted-average crediting rate is calculated on a year-to-date basis based on account value.
(4)	Cash surrender value represents the amount of the contractholders’ account balances distributable at the end of the reporting period less surrender charges.

The net amount at risk for policyholder account balances for Individual variable annuities is equal to the MRB net amount at risk, as reported in Note 9, Market Risk Benefits. Workplace savings and retirement solutions and Individual fixed deferred annuities do not have guarantees that provide for benefits in excess of the current policyholder account balances.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Benefits and Protection

The changes in policyholder account balances for Life Insurance – Universal life were as follows:

	For the three months ended	For the year ended
	March 31, 2023	December 31, 2022

	($ in millions)
Balance at beginning of period	$6,947.9	$6,962.5
Premiums and deposits	312.4	1,267.2
Policy charges	(213.5)	(837.8)
Surrenders, withdrawals and benefit payments	(170.4)	(390.0)
Net transfers from (to) separate account (1)	(13.1)	(301.5)
Interest credited	52.4	247.5
Other	(0.3)	—
Balance at end of period	6,915.4	6,947.9
Reinsurance impact	(3,496.8)	(3,528.9)
Balance at end of period after reinsurance	$3,418.6	$3,419.0

Weighted-average crediting rate (2)	3.33%	3.35%
Net amount at risk (3)	$86,335.6	$86,547.9
Cash surrender value (4)	$5,883.5	$5,911.5
(1)	Within the separate account liabilities rollforwards in Note 6, Separate Account Balances, these transfers are reflected in premiums and deposits; surrenders, withdrawals and benefit payments; and net transfers (to) from general account.
(2)	The weighted-average crediting rate is calculated on a year-to-date basis based on account value, including indexed credits.
(3)	For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the death benefit in excess of the current account balance or the fixed death benefit at the consolidated statement of financial position date.
(4)	Cash surrender value represents the amount of the contractholders’ account balances distributable at the end of the reporting period less surrender charges.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Guaranteed Minimum Interest Rate

The account values, for contracts with significant insurance risk and investment contracts with significant fee revenue by range of GMIR and the related range of difference, in basis points, between rates credited to policyholders and the respective GMIR were as follows. The amounts are before reinsurance impacts of our exited U.S. retail fixed annuity and ULSG businesses.

	March 31, 2023
	Excess of crediting rates over GMIR
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total

	(in millions)
Retirement and Income Solutions
Workplace savings and retirement solutions
Up to 1.00%	$0.2	$4.0	$128.5	$1,119.4	$685.5	$1,937.6
1.01% - 2.00%	—	524.8	5,995.9	1,653.0	279.2	8,452.9
2.01% - 3.00%	7.7	0.1	0.7	0.5	—	9.0
3.01% - 4.00%	7.7	—	—	—	—	7.7
4.01% and above	18.5	—	—	—	—	18.5
Subtotal	34.1	528.9	6,125.1	2,772.9	964.7	10,425.7
No GMIR						2,050.9
Total						$12,476.6

Individual variable annuities
Up to 1.00%	$28.9	$—	$—	$—	$—	$28.9
1.01% - 2.00%	3.6	—	—	—	—	3.6
2.01% - 3.00%	319.3	—	—	—	—	319.3
3.01% - 4.00%	—	—	—	—	—	—
4.01% and above	—	—	—	—	—	—
Subtotal	351.8	—	—	—	—	351.8
No GMIR						14.3
Total						$366.1

Individual fixed deferred annuities
Up to 1.00%	$402.1	$156.5	$210.2	$747.5	$1,024.8	$2,541.1
1.01% - 2.00%	121.4	1.3	39.2	234.4	0.8	397.1
2.01% - 3.00%	3,386.6	—	—	—	—	3,386.6
3.01% - 4.00%	166.2	—	—	—	—	166.2
4.01% and above	—	—	—	—	—	—
Subtotal	4,076.3	157.8	249.4	981.9	1,025.6	6,491.0
No GMIR						294.7
Total						$6,785.7

Benefits and Protection - Life Insurance
Universal life
Up to 1.00%	$—	$1.7	$16.2	$—	$1.2	$19.1
1.01% - 2.00%	312.4	—	412.4	707.8	132.8	1,565.4
2.01% - 3.00%	846.9	881.9	945.0	61.0	0.4	2,735.2
3.01% - 4.00%	1,695.1	30.2	29.7	29.2	3.2	1,787.4
4.01% and above	39.7	10.9	3.4	1.5	—	55.5
Subtotal	2,894.1	924.7	1,406.7	799.5	137.6	6,162.6
No GMIR						752.8
Total						$6,915.4

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

	December 31, 2022
	Excess of crediting rates over GMIR
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total

	(in millions)
Retirement and Income Solutions
Workplace savings and retirement solutions
Up to 1.00%	$3.9	$24.8	$1,188.9	$307.8	$364.9	$1,890.3
1.01% - 2.00%	—	549.9	6,090.2	1,477.0	9.4	8,126.5
2.01% - 3.00%	15.1	0.1	—	0.1	—	15.3
3.01% - 4.00%	7.8	—	—	—	—	7.8
4.01% and above	18.8	—	—	—	—	18.8
Subtotal	45.6	574.8	7,279.1	1,784.9	374.3	10,058.7
No GMIR						2,096.0
Total						$12,154.7

Individual variable annuities
Up to 1.00%	$33.0	$—	$—	$—	$—	$33.0
1.01% - 2.00%	3.6	—	—	—	—	3.6
2.01% - 3.00%	331.8	—	—	—	—	331.8
3.01% - 4.00%	—	—	—	—	—	—
4.01% and above	—	—	—	—	—	—
Subtotal	368.4	—	—	—	—	368.4
No GMIR						13.0
Total						$381.4

Individual fixed deferred annuities
Up to 1.00%	$426.4	$161.7	$236.2	$879.2	$993.0	$2,696.5
1.01% - 2.00%	139.8	1.4	39.9	250.5	0.6	432.2
2.01% - 3.00%	3,617.1	—	—	—	—	3,617.1
3.01% - 4.00%	169.7	—	—	—	—	169.7
4.01% and above	—	—	—	—	—	—
Subtotal	4,353.0	163.1	276.1	1,129.7	993.6	6,915.5
No GMIR						312.8
Total						$7,228.3

Benefits and Protection - Life Insurance
Universal life
Up to 1.00%	$—	$8.4	$10.1	$—	$0.7	$19.2
1.01% - 2.00%	315.7	—	407.0	695.5	155.0	1,573.2
2.01% - 3.00%	865.9	951.2	903.5	59.9	0.4	2,780.9
3.01% - 4.00%	1,698.9	35.8	21.9	25.3	3.2	1,785.1
4.01% and above	40.6	10.1	3.4	1.6	—	55.7
Subtotal	2,921.1	1,005.5	1,345.9	782.3	159.3	6,214.1
No GMIR						733.8
Total						$6,947.9

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

8. Future Policy Benefits and Claims

Future policy benefits and claims include reserves for short-duration contracts and long-duration contracts as well as certain reinsurance balances, when in a liability position.

The following tables summarize disaggregated amounts included in future policy benefit and claims and reconcile the totals to those reported in the consolidated statements of financial position.

	March 31, 2023	December 31, 2022

	(in millions)
Liability for future policy benefits by segment (1):
Retirement and Income Solutions:
Pension risk transfer	$22,146.1	$21,211.4
Individual fixed income annuities	5,092.3	5,019.4
Total Retirement and Income Solutions	27,238.4	26,230.8
Principal Asset Management — Principal International:
Latin America:
Individual fixed income annuities	5,416.9	5,042.3
Benefits and Protection:
Specialty Benefits:
Individual disability	1,815.9	1,698.8
Life Insurance:
Term life	961.2	909.0
Total Benefits and Protection	2,777.1	2,607.8
Corporate:
Long-term care insurance	188.4	183.5
Total liability for future policy benefits	35,620.8	34,064.4

Additional liability for certain benefit features by segment (2):
Benefits and Protection - Life Insurance:
Universal life	4,219.3	4,095.2
Total additional liability for certain benefit features	4,219.3	4,095.2

Reconciling items:
Participating contracts	3,166.3	3,207.2
Short-duration contracts	1,294.0	1,295.6
Cost of reinsurance liability	184.5	191.1
Reinsurance recoverable liability	43.5	39.4
Other (3)	171.5	132.4
Future policy benefits and claims per consolidated statements of financial position	$44,699.9	$43,025.3
(1)	Amounts include the deferred profit liability.
(2)	Includes reserves on certain long-duration contracts where benefit features result in gains in early years followed by losses in later years.
(3)	Includes other miscellaneous reserves and the impact of unrealized gains (losses) on the additional liability for certain benefit features.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Liability for Unpaid Claims

The liability for unpaid claims is reported in future policy benefits and claims within our consolidated statements of financial position. Activity associated with unpaid claims was as follows:

	For the three months ended March 31,
	2023	2022

	(in millions)
Balance at beginning of period	$1,395.0	$1,370.9
Less: reinsurance recoverable	68.6	68.7
Net balance at beginning of period	1,326.4	1,302.2
Incurred:
Current year	429.4	404.6
Prior years	(40.8)	(15.0)
Total incurred	388.6	389.6
Payments:
Current year	225.9	205.3
Prior years	162.5	174.1
Total payments	388.4	379.4
Net balance at end of period	1,326.6	1,312.4
Plus: reinsurance recoverable	69.6	68.9
Balance at end of period	$1,396.2	$1,381.3

Incurred liability adjustments relating to prior years, which affected current operations during 2023 and 2022, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid claims.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Long-Duration Contracts

Gross Premiums or Assessments and Interest Accretion

The amount of gross premiums or assessments and interest accretion recognized by segment in the consolidated statements of operations was as follows:

	Gross premiums or assessments (1)		Interest accretion (2)
	For the three months ended		For the three months ended
	March 31,		March 31,
	2023	2022	2023	2022

	(in millions)
Retirement and Income Solutions:
Pension risk transfer	$577.0	$116.5	$245.2	$232.7
Individual fixed income annuities	8.0	6.8	55.7	58.5
Total Retirement and Income Solutions	585.0	123.3	300.9	291.2
Principal Asset Management - Principal International:
Latin America:
Individual fixed income annuities (3)	6.6	10.5	106.2	139.1
Benefits and Protection:
Specialty Benefits:
Individual disability	150.6	144.4	23.2	22.3
Life Insurance:
Universal life	174.6	142.5	46.3	42.5
Term life	160.9	157.2	11.4	10.8
Total Benefits and Protection	486.1	444.1	80.9	75.6
Corporate:
Long-term care insurance	1.5	1.4	2.5	2.4
Total per consolidated statements of operations	$1,079.2	$579.3	$490.5	$508.3
(1)	Gross premiums are included within premiums and other considerations on the consolidated statements of operations. Assessments, which are only applicable to the Life Insurance - Universal life level of aggregation, are included within fees and other revenues on the consolidated statements of operations.
(2)	Interest accretion is included within benefits, claims and settlement expenses on the consolidated statements of operations.
(3)	Includes inflation adjustments included within the liability for future policy benefits rollforward for interest accretion.

Liability for Future Policy Benefits

The liability for future policy benefits for individual and group annuities is generally equal to the present value of expected future policy benefit payments. The reserves are computed using assumptions for mortality and interest. Mortality rate assumptions are based on our experience and are periodically reviewed against both industry standards and experience. The liability for future policy benefits for non-participating term life insurance, individual disability income contracts and individual and group long-term care contracts is generally equal to the present value of expected future policy benefit payments less the present value of expected net premiums. The reserves are computed using assumptions for mortality, interest, morbidity and lapse.

An interest accretion rate is determined for an identified cohort and remains unchanged after the issue year. For policies issued on or prior to December 31, 2020, the interest accretion rate is based on the assumed investment yield when the business was issued. For policies issued after December 31, 2020, the interest accretion rate is based on the upper-medium grade fixed-income instrument yields, which is generally equivalent to a single-A rated bond yield matched to the duration of our insurance liabilities, when the business was issued.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

The liability for future policy benefits is remeasured to reflect current upper-medium grade fixed-income instrument yields as of each reporting date. The liability is calculated by discounting cash flows using rate curves reflecting the currency and duration of the insurance liabilities. For discount rate tenors, or points on the curves, where the upper-medium grade fixed-income instrument yields are not liquid or limited observable market data is available, we use various estimation techniques consistent with fair value measurement guidance.

For our individual fixed income annuities in Latin America, the discount rate methodology is designed to prioritize observable inputs based on market data available in the local debt markets where the respective policies are issued in the currency in which the policies are denominated. For discount rate tenors where upper-medium grade fixed-income instrument yields based on international rating standards are not liquid or limited observable market data is available, estimation techniques are used to determine a curve in the appropriate currency.

Further details regarding reference rates used are included under “Interest Accretion and Current Discount Rates.”

Retirement and Income Solutions

The balances and the changes in the present value for expected future policy benefits were as follows:

	For the three months ended		For the year ended
	March 31, 2023		December 31, 2022
	Pension	Individual	Pension	Individual
	risk	fixed income	risk	fixed income
	transfer	annuities	transfer	annuities

	($ in millions)
Present value of expected future policy benefit payments
Balance at beginning of period	$21,211.4	$5,019.4	$25,365.8	$6,535.0
Effect of changes in discount rate assumptions at beginning of period	1,799.6	439.0	(3,386.5)	(812.6)
Balance at beginning of period at original discount rate	23,011.0	5,458.4	21,979.3	5,722.4
Effect of changes in cash flow assumptions	—	—	(7.9)	(3.0)
Effect of actual variances from expected experience	(13.3)	(0.8)	(3.2)	—
Adjusted beginning of period balance at original discount rate	22,997.7	5,457.6	21,968.2	5,719.4
Interest accrual	245.2	55.7	935.7	229.7
Benefit payments	(481.5)	(126.9)	(1,841.7)	(520.4)
Issuances	578.5	7.9	1,948.8	29.7
Balance at end of period at original discount rate	23,339.9	5,394.3	23,011.0	5,458.4
Effect of changes in discount rate assumptions at end of period	(1,193.8)	(302.0)	(1,799.6)	(439.0)
Future policy benefits	22,146.1	5,092.3	21,211.4	5,019.4
Reinsurance impact	—	(4,782.5)	—	(4,714.0)
Future policy benefits after reinsurance	$22,146.1	$309.8	$21,211.4	$305.4
Weighted-average duration for future policy benefits (years) (1)	8.6	8.0	8.5	7.9
(1)	Represents the average of the cohort-level duration of the benefit cash flows weighted by the reserve balance for each cohort.

Upper-medium grade fixed-income instrument yields decreased during the three months ended March 31, 2023, resulting in an increase to the liability for future policy benefits of $605.8 million for Pension risk transfer and $137.0 million for Individual fixed income annuities.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Upper-medium grade fixed-income instrument yields increased during the year ended December 31, 2022, resulting in a decrease to the liability for future policy benefits of $5,186.1 million for Pension risk transfer and $1,251.6 million for Individual fixed income annuities.

See “Interest Accretion and Current Discount Rates” for further details.

Principal Asset Management - Principal International

The balances and the changes in the present value for expected future policy benefits for Latin America – Individual fixed income annuities were as follows:

	For the three months ended	For the year ended
	March 31, 2023	December 31, 2022

	($ in millions)
Present value of expected future policy benefit payments
Balance at beginning of period	$5,042.3	$4,336.8
Effect of changes in discount rate assumptions at beginning of period	(754.6)	(478.5)
Balance at beginning of period at original discount rate	4,287.7	3,858.3
Effect of actual variances from expected experience	0.7	(4.7)
Adjusted beginning of period balance at original discount rate	4,288.4	3,853.6
Interest accrual (1)	106.2	662.0
Benefit payments	(90.5)	(325.8)
Issuances	7.1	86.4
Foreign currency translation adjustment	333.3	11.5
Balance at end of period at original discount rate	4,644.5	4,287.7
Effect of changes in discount rate assumptions at end of period	772.4	754.6
Future policy benefits	$5,416.9	$5,042.3

Weighted-average duration for future policy benefits (years) (2)	10.7	10.9
(1)	Includes inflation adjustments.
(2)	Represents the average of the cohort-level duration of the benefit cash flows weighted by the reserve balance for each cohort.

Upper-medium grade fixed-income instrument yields impacting Latin America increased during the three months ended March 31, 2023; however, foreign currency movements offset the impact of those yields, resulting in an increase to the liability for future policy benefits of $17.8 million.

Upper-medium grade fixed-income instrument yields impacting Latin America decreased during the year ended December 31, 2022, resulting in an increase to the liability for future policy benefits of $276.1 million.

See “Interest Accretion and Current Discount Rates” for further details.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Benefits and Protection

The balances and the changes in the present value for expected net premiums and expected future policy benefits were as follows:

	For the three months ended		For the year ended
	March 31, 2023		December 31, 2022
	Specialty	Life	Specialty	Life
	Benefits	Insurance	Benefits	Insurance
	Individual		Individual
	disability	Term life	disability	Term life

	($ in millions)
Present value of expected net premiums
Balance at beginning of period	$2,341.8	$3,423.2	$3,149.9	$4,193.7
Effect of changes in discount rate assumptions at beginning of period	395.2	196.0	(198.9)	(690.1)
Balance at beginning of period at original discount rate	2,737.0	3,619.2	2,951.0	3,503.6
Effect of changes in cash flow assumptions	—	—	(413.1)	—
Effect of actual variances from expected experience	82.9	28.4	235.9	128.6
Adjusted beginning of period balance at original discount rate	2,819.9	3,647.6	2,773.8	3,632.2
Interest accrual	23.5	41.5	95.2	162.9
Net premiums collected	(66.1)	(86.4)	(276.5)	(346.6)
Issuances	23.5	49.6	144.5	170.7
Balance at end of period at original discount rate	2,800.8	3,652.3	2,737.0	3,619.2
Effect of changes in discount rate assumptions at end of period	(315.0)	(95.9)	(395.2)	(196.0)
Balance at end of period	$2,485.8	$3,556.4	$2,341.8	$3,423.2

Present value of expected future policy benefit payments
Balance at beginning of period	$4,040.6	$4,332.2	$5,648.3	$5,311.3
Effect of changes in discount rate assumptions at beginning of period	1,021.4	251.6	(501.0)	(913.9)
Balance at beginning of period at original discount rate	5,062.0	4,583.8	5,147.3	4,397.4
Effect of changes in cash flow assumptions	—	—	(476.3)	—
Effect of actual variances from expected experience	92.4	32.2	240.0	139.0
Adjusted beginning of period balance at original discount rate	5,154.4	4,616.0	4,911.0	4,536.4
Interest accrual	46.7	52.9	185.4	206.8
Benefit payments	(49.3)	(87.3)	(183.7)	(340.6)
Issuances	24.3	53.5	149.3	181.2
Balance at end of period at original discount rate	5,176.1	4,635.1	5,062.0	4,583.8
Effect of changes in discount rate assumptions at end of period	(874.4)	(117.5)	(1,021.4)	(251.6)
Balance at end of period	$4,301.7	$4,517.6	$4,040.6	$4,332.2

Future policy benefits (1)	$1,815.9	$961.2	$1,698.8	$909.0
Reinsurance impact	(412.3)	43.5	(386.8)	25.6
Future policy benefits after reinsurance	$1,403.6	$1,004.7	$1,312.0	$934.6

Weighted-average duration for future policy benefits (years) (2)	18.5	9.5	18.5	9.6

(1)Represents the present value of expected future policy benefit payments less the present value of expected net premiums.

(2)	Represents the average of the cohort-level duration of the benefits less the net premium cash flows weighted by the reserve balance for each cohort.

Upper-medium grade fixed-income instrument yields decreased during the three months ended March 31, 2023, resulting in an increase to the liability for future policy benefits of $66.8 million for Individual disability and $34.0 million for Term life.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Upper-medium grade fixed-income instrument yields increased during the year ended December 31, 2022, resulting in a decrease to the liability for future policy benefits of $928.3 million for Individual disability and $279.4 million for Term life.

See “Interest Accretion and Current Discount Rates” for further details.

We updated our actuarial assumptions during the third quarter of 2022, resulting in a $63.2 million decrease in the liability for future policy benefits and a $52.4 million increase to income before taxes and pre-tax operating earnings, net of reinsurance, for our individual disability business. This was primarily due to favorable updates to claim experience assumptions.

Additional Liability for Certain Benefit Features

The liability for future policy benefits also includes an additional reserve on certain universal life contracts where benefit features result in gains in early years followed by losses in later years. The liability for these future losses is accrued in relation to estimated contract assessments. A premium deficiency exists if the net liabilities together with future premiums are determined to be insufficient to provide for expected future policy benefits. Premium deficiency testing considers, among other factors, anticipated investment income and does not include a provision for adverse deviation. We did not have a premium deficiency reserve as of March 31, 2023 or December 31, 2022.

The balances and the changes in the additional liability for certain benefits features for Life Insurance - Universal life contracts were as follows:

	For the three months ended	For the year ended
	March 31, 2023	December 31, 2022

	($ in millions)
Balance at beginning of period	$4,095.2	$3,814.2
Effect of changes in cash flow assumptions	—	(6.0)
Effect of actual variances from expected experience	15.1	54.9
Interest accrual	46.3	171.2
Net assessments collected	89.2	320.3
Benefit payments	(26.5)	(91.9)
Other (1)	—	(167.5)
Balance at end of period	4,219.3	4,095.2
Reinsurance impact	(4,215.2)	(4,091.4)
Balance at end of period after reinsurance	$4.1	$3.8

Weighted-average duration for additional liability (years) (2)	27.0	27.6
(1)

Reflects the impact of re-cohorting in 2022 as a result of our decision to manage the ULSG business separately from our other universal life business following a comprehensive review of our business mix and capital management options (the “Strategic Review”).

(2)	Represents the average of the cohort-level duration of the benefits less the net assessment cash flows weighted by the reserve balance for each cohort.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Corporate

The balances and the changes in the present value for expected net premiums and expected future policy benefits for long-term care insurance were as follows:

	For the three months ended	For the year ended
	March 31, 2023	December 31, 2022

	($ in millions)
Present value of expected net premiums
Balance at beginning of period	$64.6	$62.8
Effect of changes in discount rate assumptions at beginning of period	(3.6)	(14.0)
Balance at beginning of period at original discount rate	61.0	48.8
Effect of changes in cash flow assumptions	—	10.0
Effect of actual variances from expected experience	(3.6)	4.1
Adjusted beginning of period balance at original discount rate	57.4	62.9
Interest accrual	0.9	3.3
Net premiums collected	(1.5)	(5.2)
Balance at end of period at original discount rate	56.8	61.0
Effect of changes in discount rate assumptions at end of period	4.7	3.6
Balance at end of period	$61.5	$64.6

Present value of expected future policy benefit payments
Balance at beginning of period	$248.1	$297.5
Effect of changes in discount rate assumptions at beginning of period	(18.9)	(89.5)
Balance at beginning of period at original discount rate	229.2	208.0
Effect of changes in cash flow assumptions	—	17.2
Effect of actual variances from expected experience	(5.9)	3.7
Adjusted beginning of period balance at original discount rate	223.3	228.9
Interest accrual	3.4	13.1
Benefit payments	(3.3)	(12.8)
Balance at end of period at original discount rate	223.4	229.2
Effect of changes in discount rate assumptions at end of period	26.5	18.9
Balance at end of period	$249.9	$248.1

Future policy benefits (1)	$188.4	$183.5
Reinsurance impact	(188.4)	(183.5)
Future policy benefits after reinsurance	$—	$—

Weighted-average duration for future policy benefits (years) (2)	11.8	11.8
(1)	Represents the present value of expected future policy benefit payments less the present value of expected net premiums.
(2)	Represents the average of cohort-level duration of the benefits less the net premium cash flows weighted by the reserve balance for each cohort.

Upper-medium grade fixed-income instrument yields decreased during the three months ended March 31, 2023, resulting in an increase to the liability for future policy benefits of $6.5 million.

Upper-medium grade fixed-income instrument yields increased during the year ended December 31, 2022, resulting in a decrease to the liability for future policy benefits of $60.2 million.

See “Interest Accretion and Current Discount Rates” for further details.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Expected Future Gross Premiums and Benefit Payments

The amounts of expected undiscounted future benefit payments, expected undiscounted future gross premiums and expected discounted future gross premiums, utilizing the current upper-medium fixed-income instrument yield, were as follows:

	March 31, 2023	December 31, 2022

	(in millions)
Retirement and Income Solutions:
Pension risk transfer
Expected undiscounted future benefit payments	$34,085.9	$33,691.4

Individual fixed income annuities
Expected undiscounted future benefit payments	$7,605.3	$7,716.6

Principal Asset Management - Principal International:
Latin America:
Individual fixed income annuities
Expected undiscounted future benefit payments	$6,960.9	$6,449.9

Benefits and Protection - Specialty Benefits:
Individual disability
Expected discounted future gross premiums	$5,316.8	$5,140.9
Expected undiscounted future gross premiums	$8,035.8	$7,978.7
Expected undiscounted future benefit payments	$8,656.7	$8,473.9

Benefits and Protection - Life Insurance:
Term life
Expected discounted future gross premiums	$6,301.3	$6,104.6
Expected undiscounted future gross premiums	$10,169.3	$10,146.3
Expected undiscounted future benefit payments	$7,264.7	$7,202.5

Corporate:
Long-term care insurance
Expected discounted future gross premiums	$61.5	$64.6
Expected undiscounted future gross premiums	$89.3	$96.5
Expected undiscounted future benefit payments	$468.6	$483.4

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Interest Accretion and Current Discount Rates

The interest accretion rate shown for each level of aggregation is an average of the cohort-level accretion rates weighted by the reserve balance for each cohort within that level of aggregation. The current discount rate is calculated at a cohort-level based on current upper-medium fixed-income instrument yields and weighted by the reserve balance for each cohort within each level of aggregation. The weighted-average rates were as follows:

	Interest accretion rate		Current discount rate
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Retirement and Income Solutions:
Pension risk transfer	4.40%	4.38%	4.96%	5.31%
Individual fixed income annuities	4.21%	4.22%	4.94%	5.30%
Principal Asset Management - Principal International (1):
Latin America:
Individual fixed income annuities	4.24%	4.24%	2.50%	2.43%
Benefits and Protection:
Specialty Benefits:
Individual disability	4.01%	4.03%	5.01%	5.36%
Life Insurance:
Universal life	4.73%	4.73%	See note (2)	See note (2)
Term life	4.85%	4.89%	4.83%	5.22%
Corporate:
Long-term care insurance	6.16%	6.16%	5.00%	5.34%
(1)	The interest accretion rate and current discount rate are Chilean real rates, excluding inflation, in the local currency.
(2)	The additional liability for certain benefit features for Life Insurance – Universal life is measured using the discount rate at contract inception. Therefore, the current discount rate is not applicable for this product.

9. Market Risk Benefits

Contracts or contract features that provide protection to the policyholder from capital market risk, including equity, interest rate or foreign exchange risk, and expose us to other-than-nominal capital market risk are classified as MRBs. We issue certain annuity contracts and other investment contracts that include MRBs that have been bifurcated from the host contract. The Retirement and Income Solutions segment offers variable annuity products with GMWB riders and GMDB riders. The Principal Asset Management segment offers defined contribution plans in Asia with a guarantee on the minimum account balance under certain qualifying events.

MRBs are measured at fair value at the contract level and can be in either an asset or liability position, depending on certain inputs at the reporting date. MRB assets and liabilities are presented separately within the consolidated statements of financial position. Increases to an asset or decreases to a liability are described as favorable changes to fair value.

Changes in fair value are reported in MRB remeasurement gain (loss) on the consolidated statements of operations. However, the change in fair value related to our own nonperformance risk is reported in OCI. For contracts that contain multiple MRB features, the MRBs are valued on a combined basis using an integrated model.

MRBs are classified as Level 3 fair value measurements as the fair value is based on unobservable inputs. The key assumptions for calculating the fair value of the MRBs are market assumptions such as equity market returns, interest rate levels, market volatility and correlations and policyholder behavior assumptions such as lapse, mortality, utilization and withdrawal patterns. Risk margins are included in the policyholder behavior assumptions. The assumptions are based on a combination of historical data and actuarial judgment. The MRBs are valued using stochastic models that incorporate a spread reflecting our nonperformance risk.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

The assumption for our own nonperformance risk for MRBs is based on the current market credit spreads for debt-like instruments we have issued and are available in the market. Increases (decreases) in our own nonperformance risk, which impacts the rates used to discount future cash flows, could lead to favorable (unfavorable) changes in the fair value of the MRBs.

Long-term interest rates are used as the mean return when projecting the growth in the value of the associated account value and impact the discount rate used in the discounted future cash flows valuation. The amount of claims will increase if account value is not sufficient to cover guaranteed withdrawals. An increase (decrease) in risk-free rates could cause a favorable (unfavorable) change in the fair value of the MRBs. A decrease (increase) in market volatilities could cause a favorable (unfavorable) change in the fair value of the MRBs.

An increase (decrease) in mortality rates or the overall lapse rate assumptions could cause a favorable (unfavorable) change in the fair value of the MRBs. The lapse rate assumption may vary dynamically based on the relationship between the guarantee and associated account value. A weaker (stronger) dynamic lapse rate assumption could lead to favorable (unfavorable) changes in the fair value of the MRBs.

The utilization rate assumption includes how many contractholders will take withdrawals, when they will take them and how much of their benefit they will take. A decrease (increase) in the number of contractholders taking withdrawals, contractholders taking withdrawals earlier versus later, or contractholders taking more versus less of their benefit could lead to favorable (unfavorable) changes in the fair value of the MRBs.

The following tables summarize disaggregated MRB amounts in an asset and liability position and reconcile the totals to those reported in the consolidated statements of financial position.

	March 31, 2023			December 31, 2022
			Net asset			Net asset
	Asset	Liability	(liability)	Asset	Liability	(liability)

	(in millions)
Retirement and Income Solutions:
Individual variable annuities	$107.3	$170.4	$(63.1)	$109.2	$181.4	$(72.2)
Principal Asset Management - Principal International:
Asia:
Guaranteed pension	—	24.0	(24.0)	—	26.0	(26.0)
Total MRB per consolidated statements of financial position	$107.3	$194.4	$(87.1)	$109.2	$207.4	$(98.2)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Retirement and Income Solutions

The net asset (liability) balances and the changes in the valuation of the MRBs for Individual variable annuities were as follows:

	For the three months ended	For the year ended
	March 31, 2023	December 31, 2022

	($ in millions)
Balance at beginning of period	$(72.2)	$(494.7)
Effect of changes in nonperformance risk at beginning of period	(31.7)	109.5
Adjusted balance at beginning of period	(103.9)	(385.2)
Effect of:
Interest accrual and expected policyholder behavior	(19.8)	(90.1)
Benefit payments	0.2	1.3
Changes in interest rates	(54.2)	539.1
Changes in equity markets	46.4	(112.4)
Changes in equity index volatility	30.6	(50.2)
Actual policyholder behavior different from expected behavior	(2.0)	1.5
Changes in future expected policyholder behavior	—	(6.1)
Changes in other future expected assumptions	—	(1.8)
Adjusted balance at end of period	(102.7)	(103.9)
Effect of changes in nonperformance risk at end of period	39.6	31.7
Balance at end of period	$(63.1)	$(72.2)

Weighted-average attained age of policyholders (years) (1)	67.5	67.4
Net amount at risk (2)	$299.8	$415.5
(1)	The weighted-average attained age is calculated at the contract level using the total contributions since inception and the age of the contractholders.
(2)	The net amount at risk for our GMDB riders is defined as the current GMDB amount in excess of the current account balance. The net amount at risk for our GMWB riders is defined as the greater of the present value of the GMWB payments less the current account balance or zero. For contracts with both GMDB and GMWB riders, the net amount at risk is the greater of the GMDB or GMWB net amount at risk. Increases in the equity markets and decreases in interest rates resulted in a decrease in the net amount at risk in 2023. Decreases in the equity markets and increases in interest rates resulted in an increase in the net amount at risk in 2022.

Significant changes to inputs and assumptions that impacted the change in the MRB fair value measurement shown above were as follows:

	For the three months ended		For the year ended
	March 31, 2023		December 31, 2022
		Change in net		Change in net
	Change in input	MRB liability	Change in input	MRB liability
Long-term interest rate	Decreased	Unfavorable	Increased	Favorable
Equity markets	Increased	Favorable	Decreased	Unfavorable
Equity market volatilities	Decreased	Favorable	Increased	Unfavorable
Own nonperformance risk	Increased	Favorable	Increased	Favorable

See “Unobservable Inputs for Fair Value Measurement” for additional details on the inputs.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Principal Asset Management - Principal International

The net asset (liability) balances and the changes in the valuation of the MRBs for Asia – Guaranteed pension were as follows:

	For the three months ended	For the year ended
	March 31, 2023	December 31, 2022

	($ in millions)
Balance at beginning of period	$(26.0)	$(35.1)
Effect of changes in nonperformance risk at beginning of period	1.2	4.3
Adjusted balance at beginning of period	(24.8)	(30.8)
Effect of:
Interest accrual and expected policyholder behavior	(2.8)	(7.1)
Benefit payments	3.7	9.5
Changes in interest rates	0.7	3.9
Changes in equity markets	0.1	(1.0)
Actual policyholder behavior different from expected behavior	0.4	0.7
Foreign currency translation adjustment	0.1	—
Adjusted balance at end of period	(22.6)	(24.8)
Effect of changes in nonperformance risk at end of period	(1.4)	(1.2)
Balance at end of period	$(24.0)	$(26.0)

Weighted-average attained age of policyholders (years) (1)	50.0	50.0
Net amount at risk (2)	$87.4	$91.0
(1)	The weighted-average attained age is calculated at the contract level using the guarantee amounts and the age of the underlying members of the contracts.
(2)	The net amount at risk for the minimum guarantee on withdrawal is defined as the current guaranteed balance in excess of the current account balance.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Unobservable Inputs for Fair Value Measurement

The following table provides quantitative information about the significant unobservable inputs used for fair value measurements of MRBs. The utilization rate and mortality rate inputs are omitted from the table as a range does not provide meaningful presentation. The utilization rate represents the number of contractholders taking withdrawals in addition to the amount and timing of the withdrawals. The mortality rate is an input based on an appropriate industry mortality table.

	March 31, 2023				December 31, 2022
				Weighted-				Weighted-
	Range of inputs			Average	Range of inputs			Average
Retirement and Income Solutions:
Individual variable annuities
Long-term interest rate (1)	3.67	-	3.80%	3.73%	3.97	-	4.12%	4.04%
Long-term equity market volatility	18.10	-	31.76%	21.37%	18.10	-	34.15%	22.07%
Nonperformance risk	0.93	-	2.00%	1.71%	0.90	-	1.96%	1.65%
Lapse rate	1.25	-	24.75%	5.76%	1.25	-	24.75%	5.76%
Principal Asset Management - Principal International:
Asia:
Guaranteed pension
Long-term interest rate (1)	3.93	-	4.08%	4.00%	3.80	-	3.98%	3.88%
Long-term equity market volatility	18.07	-	24.09%	19.98%	18.06	-	25.16%	20.69%
Nonperformance risk	0.66	-	1.63%	1.35%	0.90	-	1.98%	1.68%
Lapse rate	4.95	-	19.35%	13.40%	4.95	-	19.35%	13.40%
(1)	Represents the range of rate curves used in the valuation analysis that we have determined market participants would use when pricing the instrument. The rate curves are derived from an interpolation between various observable swap rates.

10. Reinsurance

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

We are contingently liable with respect to reinsurance ceded to other companies in the event the reinsurer is unable to meet the obligations it has assumed. As of March 31, 2023, and December 31, 2022, we had $13,458.1 million and $13,252.8 million of reinsurance recoverable assets, respectively, included in reinsurance recoverable and deposit receivable on the consolidated statements of financial position, which does not reflect potentially offsetting impacts of collateral. As of March 31, 2023, and December 31, 2022, we had $43.5 million and $39.4 million of reinsurance recoverable liabilities, respectively, included in future policy benefits and claims on the consolidated statements of financial condition.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

The effects of reinsurance on premiums and other considerations and policy and contract benefits were as follows:

	For the three months ended March 31,
	2023	2022

	(in millions)
Premiums and other considerations:
Direct	$1,563.3	$1,040.5
Ceded	(114.7)	(153.1)
Net premiums and other considerations	$1,448.6	$887.4
Benefits, claims and settlement expenses:
Direct	$2,107.8	$1,629.5
Ceded	(333.9)	(138.8)
Net benefits, claims and settlement expenses	$1,773.9	$1,490.7
Liability for future policy benefits remeasurement (gain) loss:
Direct	$12.7	$20.3
Ceded	(18.3)	(6.9)
Net liability for future policy benefits remeasurement (gain) loss	$(5.6)	$13.4

As of March 31, 2023 and December 31, 2022, we had a $7,423.4 million and $7,901.0 reinsurance deposit receivable, respectively.

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

	March 31, 2023	December 31, 2022

	(in millions)
Cost of reinsurance asset	$3,315.0	$3,339.1

Cost of reinsurance liability	$184.5	$191.1

Cost of reinsurance amortization, including the impacts of remeasurement, of $17.8 million and $(5.5) million for the three months ended March 31, 2023 and 2022, respectively, was reported in benefits, claims and settlement expenses and liability for future policy benefits remeasurement (gain) loss on the consolidated statements of operations.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Funds Withheld

The following assets were held in support of our reserves associated with our coinsurance with funds withheld agreement and are reported in the line items shown on the consolidated statements of financial position.

	March 31, 2023	December 31, 2022

	(in millions)
Fixed maturities, available-for-sale	$16,231.7	$15,693.5
Fixed maturities, trading	103.2	100.8
Equity securities	0.3	11.0
Mortgage loans	2,735.1	2,810.8
Other investments	203.0	179.8
Cash and cash equivalents	1,522.8	1,762.9
Accrued interest income	200.0	178.7
Net other liabilities	(223.7)	(33.6)
Net assets	$20,772.4	$20,703.9

Certain assets are reported at amortized cost while the fair value of those assets is reflected in the funds withheld payable. As of March 31, 2023 and December 31, 2022, we had a $20,524.4 million and $20,436.1 million funds withheld payable, which was net of a $3,026.2 million and $3,652.8 million embedded derivative asset, respectively. The change in fair value of the embedded derivative was a gain (loss) of $(626.6) million and $0.0 million for the three months ended March 31, 2023 and 2022, respectively.

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

For the three months ended
March 31, 2023
(in millions)
Fixed maturities, available-for-sale	$(57.0)
Fixed maturities, trading	(0.1)
Equity securities	(1.2)
Derivatives	2.9
Net realized capital losses	$(55.4)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

11. Long-Term Debt

	March 31, 2023
		Net unamortized
		discount,
		premium and
		debt issuance	Carrying
	Principal	costs	amount

	(in millions)
3.125% notes payable, due 2023	$300.0	$—	$300.0
3.4% notes payable, due 2025	400.0	(1.1)	398.9
3.1% notes payable, due 2026	350.0	(1.3)	348.7
3.7% notes payable, due 2029	500.0	(4.2)	495.8
2.125% notes payable, due 2030	600.0	(3.6)	596.4
5.375% notes payable, due 2033	400.0	(4.0)	396.0
6.05% notes payable, due 2036	505.6	(2.2)	503.4
4.625% notes payable, due 2042	300.0	(3.0)	297.0
4.35% notes payable, due 2043	300.0	(2.9)	297.1
4.3% notes payable, due 2046	300.0	(3.0)	297.0
5.5% notes payable, due 2053	300.0	(4.4)	295.6
Floating rate notes payable, due 2055	400.0	(4.5)	395.5
Non-recourse mortgages and notes payable	66.5	0.7	67.2
Total long-term debt	$4,722.1	$(33.5)	$4,688.6

	December 31, 2022
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

On March 8, 2023, we issued $700.0 million of senior notes. We issued a $400.0 million series of notes that bear interest at 5.375% and will mature in 2033 and a $300.0 million series of notes that bear interest at 5.5% and will mature in 2053. Interest on the notes is payable semi-annually on March 15 and September 15 each year, beginning on September 15, 2023. The proceeds from these notes will be used to redeem our floating rate notes payable due in 2055, with the remainder available to repay at maturity our 3.125% notes payable due in the second quarter of 2023.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

12. Income Taxes

Effective Income Tax Rate

Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate was as follows:

	For the three months ended
	March 31,
	2023	2022
U.S. corporate income tax rate	21%	21%
Dividends received deduction	9	(5)
Tax credits	6	(4)
Employee compensation	4	(2)
Interest exclusion from taxable income	3	(2)
Impact of equity method presentation	3	(2)
Local country permanent tax adjustments	2	—
Global Intangible Low-Taxed Income	(6)	1
Low income housing tax credit amortization	(5)	1
Foreign country statutory rate differential	(2)	1
State income taxes	—	(2)
Other	2	2
Effective income tax rate	37%	9%

Effects of Tax Legislation

The Inflation Reduction Act of 2022 (“The Act”) was enacted by the U.S. government on August 16, 2022. The Act implements a new corporate alternative minimum tax (“CAMT”) effective January 1, 2023. We are an “Applicable Corporation,” which requires computation of the U.S. federal income tax liability under two systems, the U.S. regular corporate tax (“RCT”) and the CAMT. Although the CAMT may apply in any given year when tentative minimum tax (“TMT”) then exceeds the RCT liability, as a “prepayment” the CAMT generates a corresponding alternative minimum tax credit (“AMTC”). We made an accounting policy election in 2022 to recognize the CAMT as a current period tax expense when incurred, along with recording an offsetting AMTC related deferred tax asset. No CAMT accrual was made for the first quarter of 2023, as TMT did not exceed the calculated RCT liability.

13. Employee and Agent Benefits

Components of Net Periodic Benefit Cost

			Other postretirement
	Pension benefits		benefits
	For the three months ended		For the three months ended
	March 31,		March 31,
	2023	2022	2023	2022

	(in millions)
Service cost	$14.0	$20.2	$—	$—
Interest cost	39.7	28.1	0.8	0.6
Expected return on plan assets	(40.7)	(44.7)	(1.1)	(1.2)
Amortization of prior service benefit	(4.2)	(4.2)	(0.3)	(0.3)
Recognized net actuarial (gain) loss	9.8	13.8	(0.2)	(0.3)
Net periodic benefit cost (income)	$18.6	$13.2	$(0.8)	$(1.2)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

The components of net periodic benefit cost including the service cost component are included in operating expenses on the consolidated statements of operations.

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for U.S. federal income tax purposes. It is too early to determine, but we do not anticipate that we will be required to fund a minimum required contribution under ERISA. Regardless, it is possible that we may fund the qualified and nonqualified pension plans in 2023 for a combined total of up to $70.0 million. During the three months ended March 31, 2023, we contributed $30.0 million to these plans.

14. Contingencies, Guarantees and Indemnifications

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

While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe any such matter will have a material adverse effect on our business or financial position. To the extent such matters present a reasonably possible chance of loss, we are generally not able to estimate the possible loss or range of loss associated therewith. The outcome of such matters is always uncertain and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate as of March 31, 2023.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. The terms of these agreements range in duration and often are not explicitly defined. The maximum exposure under these agreements as of March 31, 2023, was approximately $77.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period. Furthermore, in connection with our contingent funding agreements, we are required to purchase any principal and interest strips of U.S. Treasury securities that are due and not paid from the associated unconsolidated trusts. The maximum exposure under these agreements as of March 31, 2023, was $750.0 million.

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

15. Stockholders’ Equity

Common Stock Dividends

	For the three months ended
	March 31,
	2023	2022
Dividends declared per common share	$0.64	$0.64

Reconciliation of Outstanding Common Shares

	For the three months ended
	March 31,
	2023	2022

	(in millions)
Beginning balance	243.5	261.7
Shares issued	1.7	1.7
Treasury stock acquired	(2.1)	(11.2)
Ending balance	243.1	252.2

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

In June 2021, our Board of Directors (“Board”) authorized a share repurchase program of up to $1.2 billion of our outstanding common stock, which was completed in August 2022. In January 2022, our Board authorized a $1.6 billion increase to the June 2021 share repurchase program authorization, which has no expiration date. Shares repurchased under these programs are accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders’ equity.

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

Other Comprehensive Income (Loss)

	For the three months ended
	March 31, 2023
	Pre-Tax	Tax	After-Tax

	(in millions)
Net unrealized gains on available-for-sale securities during the period	$1,280.8	$(264.9)	$1,015.9
Reclassification adjustment for losses included in net income (1)	78.5	(16.4)	62.1
Adjustments for assumed changes in amortization patterns	0.2	—	0.2
Adjustments for assumed changes in policyholder liabilities	(0.1)	—	(0.1)
Net unrealized gains on available-for-sale securities	1,359.4	(281.3)	1,078.1

Net unrealized gains on derivative instruments during the period	3.7	(0.8)	2.9
Reclassification adjustment for gains included in net income (2)	(3.7)	0.8	(2.9)
Net unrealized gains on derivative instruments	—	—	—

Liability for future policy benefits discount rate remeasurement loss (3)	(682.4)	141.5	(540.9)

Market risk benefit nonperformance risk gain (4)	7.7	(1.7)	6.0

Foreign currency translation adjustment	132.2	(0.1)	132.1

Amortization of amounts included in net periodic benefit cost (5)	5.1	(1.3)	3.8
Net unrecognized postretirement benefit obligation	5.1	(1.3)	3.8

Other comprehensive income	$822.0	$(142.9)	$679.1

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

	For the three months ended
	March 31, 2022
	Pre-Tax	Tax	After-Tax

	(in millions)
Net unrealized losses on available-for-sale securities during the period	$(5,535.5)	$1,172.0	$(4,363.5)
Reclassification adjustment for gains included in net income (1)	(40.6)	5.2	(35.4)
Adjustments for assumed changes in amortization patterns	(0.1)	—	(0.1)
Adjustments for assumed changes in policyholder liabilities	363.1	(76.3)	286.8
Net unrealized losses on available-for-sale securities	(5,213.1)	1,100.9	(4,112.2)

Net unrealized losses on derivative instruments during the period	(21.0)	4.4	(16.6)
Reclassification adjustment for gains included in net income (2)	(6.8)	1.4	(5.4)
Adjustments for assumed changes in policyholder liabilities	3.9	(0.7)	3.2
Net unrealized losses on derivative instruments	(23.9)	5.1	(18.8)

Liability for future policy benefits discount rate remeasurement gain (3)	3,190.9	(671.8)	2,519.1

Market risk benefit nonperformance risk gain (4)	93.2	(19.5)	73.7

Foreign currency translation adjustment	156.6	(1.5)	155.1

Amortization of amounts included in net periodic benefit cost (5)	9.0	(2.3)	6.7
Net unrecognized postretirement benefit obligation	9.0	(2.3)	6.7

Other comprehensive loss	$(1,787.3)	$410.9	$(1,376.4)
(1)	Pre-tax reclassification adjustments relating to available-for-sale securities are reported in net realized capital gains (losses) on the consolidated statements of operations.
(2)	See Note 4, Derivative Financial Instruments, under the caption “Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations” for further details.
(3)	Includes the discount rate remeasurement gain (loss) associated with the liability for future policy benefits and the associated reinsurance recoverable. See Note 8, Future Policy Benefits and Claims, under the caption “Liability for Future Policy Benefits” for further details.
(4)	See Note 9, Market Risk Benefits, for further details.
(5)	Amount is comprised of amortization of prior service cost (benefit) and recognized net actuarial (gain) loss, which is reported in operating expenses on the consolidated statements of operations. See Note 13, Employee and Agent Benefits, under the caption “Components of Net Periodic Benefit Cost” for further details.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Accumulated Other Comprehensive Loss

	Net unrealized	Net unrealized	LFPB		Foreign	Unrecognized	Accumulated
	gains (losses) on	gains	discount rate	MRB	currency	postretirement	other
	available-for-sale	on derivative	remeasurement	nonperformance	translation	benefit	comprehensive
	securities (1)	instruments	gain (loss)	risk gain (loss)	adjustment	obligation	loss

	(in millions)
Balances as of January 1, 2022	$3,880.4	$56.6	$(4,037.6)	$(90.1)	$(1,548.7)	$(344.7)	$(2,084.1)
Other comprehensive loss during the period, net of adjustments	(4,076.8)	(13.4)	2,519.1	73.7	153.7	—	(1,343.7)
Amounts reclassified to AOCI	(35.4)	(5.4)	—	—	—	6.7	(34.1)
Other comprehensive loss	(4,112.2)	(18.8)	2,519.1	73.7	153.7	6.7	(1,377.8)
Balances as of March 31, 2022	$(231.8)	$37.8	$(1,518.5)	$(16.4)	$(1,395.0)	$(338.0)	$(3,461.9)

Balances as of January 1, 2023	$(5,857.9)	$39.7	$740.9	$24.0	$(1,571.6)	$(254.1)	$(6,879.0)
Other comprehensive income during the period, net of adjustments	1,016.0	2.9	(540.9)	6.0	130.7	—	614.7
Amounts reclassified from AOCI	62.1	(2.9)	—	—	—	3.8	63.0
Other comprehensive income	1,078.1	—	(540.9)	6.0	130.7	3.8	677.7
Balances as of March 31, 2023	$(4,779.8)	$39.7	$200.0	$30.0	$(1,440.9)	$(250.3)	$(6,201.3)
(1)	Net unrealized gains on available-for-sale securities for which an allowance for credit loss has been recorded were $0.6 million and $6.2 million as of March 31, 2023 and 2022, respectively.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Following is a reconciliation of the changes in the redeemable noncontrolling interest:

	For the three months ended
	March 31,
	2023	2022

	(in millions)
Balance at beginning of period	$262.0	$332.5
Net income (loss) attributable to redeemable noncontrolling interest	4.5	(10.3)
Redeemable noncontrolling interest of deconsolidated entities (1)	(2.4)	—
Contributions from redeemable noncontrolling interest	19.0	24.0
Distributions to redeemable noncontrolling interest	(8.4)	(39.6)
Purchase of subsidiary shares from redeemable noncontrolling interest	(1.6)	—
Change in redemption value of redeemable noncontrolling interest	(0.6)	0.1
Other comprehensive income attributable to redeemable noncontrolling interest	0.2	0.1
Balance at end of period	$272.7	$306.8

16. Fair Value Measurements

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

Fair value estimates are made based on available market information and judgments about the financial instrument at a specific point in time. Such estimates do not consider the tax impact of the realization of unrealized gains or losses. In addition, the disclosed fair value may not be realized in the immediate settlement of the financial instrument. We validate prices through an investment analyst review process, which includes validation through direct interaction with external sources, review of recent trade activity or use of internal models. In circumstances where broker quotes are used to value an instrument, we generally receive one non-binding quote. Broker quotes are validated through an investment analyst review process, which includes validation through direct interaction with external sources and use of internal models or other relevant information. We did not make any significant changes to our valuation processes during 2023.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
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

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of March 31, 2023, less than 4% of our total fixed maturities were Level 3 securities valued using internal pricing models.

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
March 31, 2023
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
March 31, 2023
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

Market Risk Benefits

MRBs are measured at fair value at the contract level on a recurring basis and are reflected in Level 3 as either an asset or a liability, depending on certain inputs at the reporting date. The key assumptions for calculating the fair value are market assumptions and policyholder behavior. Risk margins are included in the policyholder behavior assumptions. The assumptions are based on a combination of historical data and actuarial judgment. The MRBs are valued using stochastic models that incorporate a spread reflecting our own nonperformance risk.

The assumption for our own nonperformance risk is based on current market credit spreads for debt-like instruments we have issued and are available in the market. Refer to Note 9, Market Risk Benefits, for further information on the determination of fair value measurement of MRBs.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Investment and Universal Life Contracts

Certain universal life, annuity and other investment contracts include embedded derivatives that have been bifurcated from the host contract and are measured at fair value on a recurring basis, which are reflected in Level 3. The key assumptions for calculating the fair value of the embedded derivative liabilities are market assumptions (such as equity market returns, interest rate levels, market volatility and correlations) and policyholder behavior assumptions (such as lapse and mortality). Risk margins are included in the policyholder behavior assumptions. The assumptions are based on a combination of historical data and actuarial judgment. The embedded derivative liabilities are valued using models that incorporate a spread reflecting our own creditworthiness.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2023
	Assets/	Amount
	(liabilities)	measured at
	measured at	net asset	Fair value hierarchy level
	fair value	value (5)	Level 1	Level 2	Level 3

	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,829.9	$—	$1,443.9	$386.0	$—
Non-U.S. governments	549.2	—	0.6	548.6	—
States and political subdivisions	6,173.4	—	—	6,101.3	72.1
Corporate	37,296.6	—	29.6	35,612.5	1,654.5
Residential mortgage-backed pass-through securities	2,794.9	—	—	2,794.9	—
Commercial mortgage-backed securities	4,927.8	—	—	4,924.5	3.3
Collateralized debt obligations (1)	4,902.3	—	—	4,740.1	162.2
Other debt obligations	6,922.8	—	—	6,056.3	866.5
Total fixed maturities, available-for-sale	65,396.9	—	1,474.1	61,164.2	2,758.6
Fixed maturities, trading	787.9	—	129.2	502.6	156.1
Equity securities	1,733.3	—	506.9	1,226.4	—
Derivative assets (2)	386.7	—	—	381.7	5.0
Other investments	722.9	79.1	304.2	337.7	1.9
Cash equivalents	3,235.1	—	565.4	2,669.7	—
Market risk benefit asset (3)	107.3	—	—	—	107.3
Sub-total excluding separate account assets	72,370.1	79.1	2,979.8	66,282.3	3,028.9
Separate account assets	162,000.8	8,830.1	97,181.5	55,095.4	893.8
Total assets	$234,370.9	$8,909.2	$100,161.3	$121,377.7	$3,922.7

Liabilities
Investment and universal life contracts (4)	$(55.5)	$—	$—	$—	$(55.5)
Market risk benefit liability (3)	(194.4)	—	—	—	(194.4)
Funds withheld payable embedded derivative (4)	3,026.2	—	—	—	3,026.2
Derivative liabilities (2)	(508.4)	—	—	(507.4)	(1.0)
Other liabilities	(1.0)	—	—	(1.0)	—
Total liabilities	$2,266.9	$—	$—	$(508.4)	$2,775.3

Net assets	$236,637.8	$8,909.2	$100,161.3	$120,869.3	$6,698.0

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

	December 31, 2022
	Assets/	Amount
	(liabilities)	measured at
	measured at	net asset	Fair value hierarchy level
	fair value	value (5)	Level 1	Level 2	Level 3

	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,739.8	$—	$1,359.1	$380.7	$—
Non-U.S. governments	567.3	—	1.4	565.9	—
States and political subdivisions	6,232.3	—	—	6,161.4	70.9
Corporate	36,183.2	—	26.6	34,588.3	1,568.3
Residential mortgage-backed pass-through securities	2,228.7	—	—	2,228.7	—
Commercial mortgage-backed securities	4,864.6	—	—	4,861.2	3.4
Collateralized debt obligations (1)	4,566.4	—	—	4,510.2	56.2
Other debt obligations	6,507.6	—	—	6,039.8	467.8
Total fixed maturities, available-for-sale	62,889.9	—	1,387.1	59,336.2	2,166.6
Fixed maturities, trading	760.7	—	78.6	548.1	134.0
Equity securities	1,708.6	—	492.4	1,216.2	—
Derivative assets (2)	321.6	—	—	320.9	0.7
Other investments	701.1	81.4	311.7	306.1	1.9
Cash equivalents	3,604.1	—	973.5	2,630.6	—
Market risk benefit asset (3)	109.2	—	—	—	109.2
Sub-total excluding separate account assets	70,095.2	81.4	3,243.3	64,358.1	2,412.4
Separate account assets	155,375.1	9,120.9	92,010.7	53,208.6	1,034.9
Total assets	$225,470.3	$9,202.3	$95,254.0	$117,566.7	$3,447.3

Liabilities
Investment and universal life contracts (4)	$(46.4)	$—	$—	$—	$(46.4)
Market risk benefit liability (3)	(207.4)	—	—	—	(207.4)
Funds withheld payable embedded derivative (4)	3,652.8	—	—	—	3,652.8
Derivative liabilities (2)	(634.2)	—	—	(630.1)	(4.1)
Other liabilities	(0.4)	—	—	(0.4)	—
Total liabilities	$2,764.4	$—	$—	$(630.5)	$3,394.9

Net assets	$228,234.7	$9,202.3	$95,254.0	$116,936.2	$6,842.2
(1)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(2)	Within the consolidated statements of financial position, derivative assets are reported with other investments and derivative liabilities are reported with other liabilities. The amounts are presented gross in the tables above to reflect the presentation on the consolidated statements of financial position; however, are presented net for purposes of the rollforward in the Changes in Level 3 Fair Value Measurements tables. Refer to Note 4, Derivative Financial Instruments, for further information on fair value by class of derivative instruments.
(3)	Refer to Note 9, Market Risk Benefits, for further information on the change in the Level 3 fair value measurements of MRBs.
(4)	Includes bifurcated embedded derivatives that are reported at net asset (liability) fair value within the same line item in the consolidated statements of financial position in which the host contract is reported. The funds withheld payable embedded derivative could be in either an asset or (liability) position.
(5)	Certain investments are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy. Other investments using the NAV practical expedient consist of certain fund interests that are restricted until maturity with unfunded commitments totaling $7.8 million and $7.8 million as of March 31, 2023 and December 31, 2022, respectively. Separate account assets using the NAV practical expedient consist of hedge funds and a real estate fund with varying investment strategies that also have a variety of redemption terms and conditions. We do not have unfunded commitments associated with these funds.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows:

	For the three months ended March 31, 2023
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance		Included in	issuances			balance
	as of	Included in	other	and	Transfers	Transfers	as of
	January 1,	net income	comprehensive	settlements	into	out of	March 31,
	2023	(2)	income (3)	(4)	Level 3	Level 3	2023

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$70.9	$—	$1.6	$(0.4)	$—	$—	$72.1
Corporate	1,568.3	—	(6.6)	125.3	10.4	(42.9)	1,654.5
Commercial mortgage-backed securities	3.4	—	0.1	(0.2)	—	—	3.3
Collateralized debt obligations	56.2	—	1.1	120.1	—	(15.2)	162.2
Other debt obligations	467.8	—	(6.5)	186.9	218.3	—	866.5
Total fixed maturities, available-for-sale	2,166.6	—	(10.3)	431.7	228.7	(58.1)	2,758.6
Fixed maturities, trading	134.0	(0.4)	—	22.5	—	—	156.1
Other investments	1.9	—	—	—	—	—	1.9
Separate account assets (1)	1,034.9	15.0	—	(156.1)	—	—	893.8

Liabilities
Investment and universal life contracts	(46.4)	(5.3)	—	(3.8)	—	—	(55.5)
Funds withheld payable embedded derivative	3,652.8	(626.6)	—	—	—	—	3,026.2

Derivatives
Net derivative assets (liabilities)	(3.4)	7.4	—	—	—	—	4.0

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

	For the three months ended March 31, 2022
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance		Included in	issuances			balance
	as of	Included in	other	and	Transfers	Transfers	as of
	January 1,	net income	comprehensive	settlements	into	out of	March 31,
	2022	(2)	income (3)	(4)	Level 3	Level 3	2022

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$94.8	$—	$0.1	$(0.4)	$—	$—	$94.5
Corporate	834.3	(3.0)	(4.7)	139.0	175.2	—	1,140.8
Commercial mortgage-backed securities	19.2	—	(0.9)	(0.2)	—	—	18.1
Collateralized debt obligations	85.8	—	(0.3)	55.5	—	(84.0)	57.0
Other debt obligations	42.1	—	(0.6)	(0.3)	—	(20.0)	21.2
Total fixed maturities, available-for-sale	1,076.2	(3.0)	(6.4)	193.6	175.2	(104.0)	1,331.6
Fixed maturities, trading	4.9	—	—	28.5	29.0	—	62.4
Other investments	2.1	—	(0.7)	—	—	—	1.4
Separate account assets (1)	945.3	71.4	—	(1.3)	—	—	1,015.4

Liabilities
Investment and universal life contracts	(83.2)	8.1	—	6.4	—	—	(68.7)

Derivatives
Net derivative assets (liabilities)	—	(1.4)	—	0.7	—	—	(0.7)
(1)	Gains and losses for separate account assets do not impact net income as the change in value of separate account assets is offset by a change in value of separate account liabilities. Foreign currency translation adjustments related to the Principal International separate account assets are recorded in AOCI and are offset by foreign currency translation adjustments of the corresponding separate account liabilities.
(2)	Both realized gains (losses) and mark-to-market unrealized gains (losses) are generally reported in net realized capital gains (losses), net realized capital gains (losses) on funds withheld assets or change in fair value of funds withheld embedded derivative within the consolidated statements of operations. Realized and unrealized gains (losses) on certain securities with an investment objective to realize economic value through mark-to-market changes are reported in net investment income within the consolidated statements of operations. Changes in unrealized gains (losses) included in net income relating to positions still held were:

	For the three months ended
	March 31,
	2023	2022

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$(3.0)
Total fixed maturities, available-for-sale	—	(3.0)
Fixed maturities, trading	(0.3)	—
Separate account assets	(21.8)	68.3

Liabilities
Investment and universal life contracts	(7.1)	7.4
Funds withheld payable embedded derivative	(626.6)	—

Derivatives
Net derivative assets (liabilities)	7.3	(1.3)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

(3)	Changes in unrealized gains (losses) included in OCI, including foreign currency translation adjustments related to Principal International, relating to positions still held were:

	For the three months ended
	March 31,
	2023	2022

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$1.6	$0.1
Corporate	(6.6)	(4.7)
Commercial mortgage-backed securities	0.1	(1.0)
Collateralized debt obligations	1.1	(0.4)
Other debt obligations	(6.5)	(0.6)
Total fixed maturities, available-for-sale	(10.3)	(6.6)

(4)	Gross purchases, sales, issuances and settlements were:

	For the three months ended March 31, 2023
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$—	$(0.4)	$(0.4)
Corporate	150.9	(3.6)	—	(22.0)	125.3
Commercial mortgage-backed securities	—	—	—	(0.2)	(0.2)
Collateralized debt obligations	121.3	—	—	(1.2)	120.1
Other debt obligations	190.9	—	—	(4.0)	186.9
Total fixed maturities, available-for-sale	463.1	(3.6)	—	(27.8)	431.7
Fixed maturities, trading	26.4	(3.5)	—	(0.4)	22.5
Separate account assets (5)	—	(202.0)	(4.1)	50.0	(156.1)

Liabilities
Investment and universal life contracts	—	—	(8.2)	4.4	(3.8)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

	For the three months ended March 31, 2022
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$—	$(0.4)	$(0.4)
Corporate	190.9	(20.4)	—	(31.5)	139.0
Commercial mortgage-backed securities	—	—	—	(0.2)	(0.2)
Collateralized debt obligations	55.5	—	—	—	55.5
Other debt obligations	—	—	—	(0.3)	(0.3)
Total fixed maturities, available-for-sale	246.4	(20.4)	—	(32.4)	193.6
Fixed maturities, trading	28.5	—	—	—	28.5
Separate account assets (5)	—	—	(1.1)	(0.2)	(1.3)

Liabilities
Investment and universal life contracts	—	—	(6.7)	13.1	6.4

Derivatives
Net derivative assets (liabilities)	—	0.7	—	—	0.7
(5)	Issuances and settlements include amounts related to mortgage encumbrances associated with real estate in our separate accounts.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels were as follows:

	For the three months ended March 31, 2023
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$10.4	$—	$42.9
Collateralized debt obligations	—	—	—	15.2
Other debt obligations	—	218.3	—	—
Total fixed maturities, available-for-sale	—	228.7	—	58.1

	For the three months ended March 31, 2022
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$175.2	$—	$—
Collateralized debt obligations	—	—	—	84.0
Other debt obligations	—	—	—	20.0
Total fixed maturities, available-for-sale	—	175.2	—	104.0
Fixed maturities, trading	—	29.0	—	—

Assets transferred into Level 3 during the three months ended March 31, 2023 and 2022, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations.

Assets transferred out of Level 3 during the three months ended March 31, 2023, primarily included those assets for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information.

Quantitative Information about Level 3 Fair Value Measurements

The following table provides quantitative information about the significant unobservable inputs used for recurring fair value measurements categorized within Level 3, excluding assets and liabilities for which significant quantitative unobservable inputs are not developed internally, which primarily consists of those valued using broker quotes. The MRB asset and liability are excluded from the table. Refer to Note 9, Market Risk Benefits, for information on the unobservable inputs used for fair value measurement of MRBs. The funds withheld payable embedded derivative is excluded from the table as the determination of its fair value incorporates the fair value of the invested assets supporting the reinsurance agreement. Refer to “Assets and liabilities measured at fair value on a recurring basis” for a complete valuation hierarchy summary.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

	March 31, 2023
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of				Weighted
	fair value	technique(s)	input description	inputs				average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$1,569.7	Discounted cash flow	Discount rate (1)	5.0	% -	24.9%		12.0%
			Illiquidity premium	0	basis points (“bps”)-	480	bps	80	bps
			Comparability adjustment			(3)	bps	(3)	bps
Collateralized debt obligations	40.0	Discounted cash flow	Discount rate (1)			5.4%		5.4%
			Comparability adjustment			52	bps	52	bps
Other debt obligations	625.7	Discounted cash flow	Discount rate (1)	5.7	% -	9.1%		8.2%
			Illiquidity premium	0	bps-	415	bps	239	bps
			Comparability adjustment	32	bps-	152	bps	86	bps
Fixed maturities, trading	128.6	Discounted cash flow	Discount rate (1)	10.0	% -	16.6%		12.3%
Separate account assets	894.2	Discounted cash flow - real estate	Discount rate (1)	6.0	% -	10.0%		7.3%
			Terminal capitalization rate	5.0	% -	9.5%		6.0%
			Average market rent growth rate	2.0	% -	3.8%		3.0%
		Discounted cash flow - real estate debt	Loan to value	43.4	% -	64.9%		52.2%
			Market interest rate	5.5	% -	8.6%		7.0%

Liabilities
Investment and universal life contracts (4)	(55.5)	Discounted cash flow	Long duration interest rate	2.3	% -	4.6%	(2)	3.3%
			Long-term equity market volatility	15.1	% -	25.4%		19.2%
			Nonperformance risk			0.9%		0.9%
			Lapse rate			0.0%		0.0%
			Mortality rate	See note (3)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

	December 31, 2022
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of				Weighted
	fair value	technique(s)	input description	inputs				average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$1,479.9	Discounted cash flow	Discount rate (1)	2.7	% -	33.1%		11.0%
			Illiquidity premium	0	bps-	467	bps	50	bps
			Comparability adjustment	(16)	bps-	0	bps	(11)	bps
Collateralized debt obligations	39.5	Discounted cash flow	Discount rate (1)			4.4%		4.4%
			Comparability adjustment			55	bps	55	bps
Other debt obligations	467.8	Discounted cash flow	Discount rate (1)	5.6	% -	8.2%		7.6%
			Illiquidity premium	0	bps-	260	bps	220	bps
			Comparability adjustment	1	bps-	139	bps	77	bps
Fixed maturities, trading	119.7	Discounted cash flow	Discount rate (1)	9.6	% -	15.2%		11.0%
Separate account assets	1,034.1	Discounted cash flow - real estate	Discount rate (1)	5.5	% -	10.0%		7.0%
			Terminal capitalization rate	4.5	% -	9.5%		5.8%
			Average market rent growth rate	2.0	% -	3.8%		3.0%
		Discounted cash flow - real estate debt	Loan to value	43.6	% -	62.2%		50.6%
			Market interest rate	5.3	% -	8.6%		6.6%

Liabilities
Investment and universal life contracts (4)	(46.4)	Discounted cash flow	Long duration interest rate	2.4	% -	4.7%	(2)	3.1%
			Long-term equity market volatility	17.8	% -	36.9%		22.0%
			Nonperformance risk			0.9%		0.9%
			Lapse rate			0.0%		0.0%
			Mortality rate	See note (3)
(1)	Represents market comparable interest rate or an index adjusted rate used as the base rate in the discounted cash flow analysis prior to any illiquidity or other adjustments, where applicable.
(2)	Represents the range of rate curves used in the valuation analysis that we have determined market participants would use when pricing the instrument. Derived from interpolation between various observable swap rates.
(3)	This input is based on an appropriate industry mortality table and a range does not provide a meaningful presentation.
(4)	Includes bifurcated embedded derivatives that are reported at net asset (liability) fair value within the same line item in the consolidated statements of financial position in which the host contract is reported.

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
March 31, 2023
(Unaudited)

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No significant assets and liabilities were measured at fair value on a nonrecurring basis for the three months ended March 31, 2023 and 2022.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	March 31, 2023
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3

	(in millions)
Assets (liabilities)
Mortgage loans	$20,603.5	$18,967.6	$—	$—	$18,967.6
Policy loans	788.0	828.5	—	—	828.5
Other investments	286.7	287.1	—	159.7	127.4
Cash and cash equivalents	1,405.8	1,405.8	1,391.7	14.1	—
Reinsurance deposit receivable	7,423.4	6,539.5	—	—	6,539.5
Cash collateral receivable	17.1	17.1	17.1	—	—
Investment contracts	(35,551.8)	(33,041.4)	—	(7,373.8)	(25,667.6)
Short-term debt	(24.2)	(24.2)	—	(24.2)	—
Long-term debt	(4,688.6)	(4,420.8)	—	(4,361.3)	(59.5)
Separate account liabilities	(147,577.5)	(146,631.4)	—	—	(146,631.4)
Bank deposits (1)	(372.6)	(355.6)	—	(355.6)	—
Cash collateral payable	(279.0)	(279.0)	(279.0)	—	—

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

	December 31, 2022
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3

	(in millions)
Assets (liabilities)
Mortgage loans	$20,629.8	$18,754.5	$—	$—	$18,754.5
Policy loans	784.7	804.0	—	—	804.0
Other investments	250.6	238.0	—	133.5	104.5
Cash and cash equivalents	1,243.9	1,243.9	1,232.5	11.4	—
Reinsurance deposit receivable	7,901.0	6,859.9	—	—	6,859.9
Cash collateral receivable	281.0	281.0	281.0	—	—
Investment contracts	(35,380.1)	(32,367.4)	—	(7,279.0)	(25,088.4)
Short-term debt	(80.7)	(80.7)	—	(80.7)	—
Long-term debt	(3,997.0)	(3,680.6)	—	(3,620.1)	(60.5)
Separate account liabilities	(141,459.3)	(140,533.9)	—	—	(140,533.9)
Bank deposits (1)	(352.4)	(336.3)	—	(336.3)	—
Cash collateral payable	(291.3)	(291.3)	(291.3)	—	—
(1)	Excludes deposit liabilities without defined or contractual maturities.

17. Segment Information

We provide financial products and services through the following segments: Retirement and Income Solutions, Principal Asset Management and Benefits and Protection. In addition, we have a Corporate segment. The segments are managed and reported separately because they provide different products and services, have different strategies or have different markets and distribution channels.

Prior to 2023, we separately reported Principal Global Investors and Principal International as segments. Those are now integrated into our Principal Asset Management segment. The new segment presentation has been applied retrospectively to our segment results, which have been recast for LDTI, but did not impact our consolidated financial statements.

The Retirement and Income Solutions segment provides retirement and related financial products and services primarily to businesses, their employees and other individuals. The segment includes workplace savings and retirement solutions, banking, trust and custodial services, individual variable annuities, pension risk transfer, investment only and our exited retail fixed annuities business.

The Principal Asset Management segment provides global investment solutions to institutional, retirement, retail and high net worth investors in the U.S. and select emerging markets. The segment is organized into Principal Global Investors, which provides public, multi-asset and private market capabilities across all asset classes, including equity, fixed income, real estate and alternatives, to serve a breadth of client investment objectives; and Principal International, which provides long-term savings and retirement solutions through pension accumulation, mutual funds and income annuities, along with retail asset management services in Asia and Latin America.

The Benefits and Protection (formerly known as U.S. Insurance Solutions) segment focuses on solutions for small-to-mid sized businesses and their employees. The segment is organized into Specialty Benefits, which provides group dental, group life insurance, group disability insurance (including short-term disability, long-term disability and paid family and medical leave), supplemental health products (including vision, critical illness, accident and hospital indemnity) and individual disability insurance; and Life Insurance, which provides life insurance, with a focus on the business market customer, including universal life and variable universal life (including indexed universal life) and traditional life insurance (including term life insurance). All remaining customers are part of the legacy life block of business, including universal and variable universal life insurance (including indexed universal life), traditional life insurance (including participating whole life, adjustable life products and term life insurance) and our exited ULSG business.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
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

Pre-tax income (loss) from exited business includes amounts associated with our exited U.S. retail fixed annuity and ULSG businesses, including the change in fair value of the funds withheld embedded derivative, net realized capital gains (losses) on funds withheld assets, strategic review costs and impacts, amortization of reinsurance gain (loss) and other impacts of reinsured business. The strategic review costs and impacts primarily include actuarial balance re-cohorting impacts resulting from the Strategic Review and costs to close the Reinsurance Transaction. Other impacts of reinsured business primarily include DAC amortization.

Pre-tax net realized capital gains (losses), as adjusted, are further adjusted for:

●	Amortization of hedge accounting book value adjustments for certain discontinued hedges,
●	Certain hedge accounting market value revenue adjustments,
●	Certain market value adjustments to fee revenues,
●	Pre-tax net realized capital gains (losses) adjustments related to equity method investments,
●	Pre-tax net realized capital gains (losses) adjustments related to sponsored investment funds,
●	Certain variable annuity fees,
●	Market value adjustments of market risk benefits,
●	Related changes in the amortization pattern of actuarial balances,
●	Certain hedge accounting market value expense adjustments and
●	Net realized capital gains (losses) distributed.

Segment operating revenues reflect consolidated U.S. GAAP total revenues excluding:

●	Net realized capital gains (losses), except periodic settlements and accruals on derivatives not designated as hedging instruments and certain market value adjustments of derivative instruments used to economically hedge embedded derivatives, and their impact on:
●	Amortization of hedge accounting book value adjustments for certain discontinued hedges,
●	Certain hedge accounting market value revenue adjustments,
●	Certain variable annuity fees,
●	Certain market value adjustments to fee revenues,
●	Pre-tax net realized capital gains (losses) adjustments related to equity method investments and

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

●	Pre-tax net realized capital gains (losses) adjustments related to sponsored investment funds.
●	Pre-tax revenues from exited business,
●	Pre-tax other adjustments and income taxes of equity method investments and
●	Pre-tax other adjustments management believes are not indicative of overall operating trends.

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

The following tables summarize select financial information by segment, including operating revenues for our products and services, and reconcile segment totals to those reported in the consolidated financial statements:

	March 31, 2023	December 31, 2022

	(in millions)
Assets:
Retirement and Income Solutions	$207,109.0	$202,294.2
Principal Asset Management	48,462.3	45,950.7
Benefits and Protection	41,082.2	40,048.3
Corporate	2,754.7	2,285.1
Total consolidated assets	$299,408.2	$290,578.3

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

	For the three months ended
	March 31,
	2023	2022

	(in millions)
Operating revenues by segment:
Retirement and Income Solutions (1)	$1,616.1	$1,263.0
Principal Asset Management:
Principal Global Investors	392.7	435.3
Principal International	305.1	327.2
Eliminations	(5.3)	(6.6)
Total Principal Asset Management (2)	692.5	755.9
Benefits and Protection:
Specialty Benefits	782.2	717.7
Life Insurance	321.4	525.7
Eliminations	(0.2)	(0.1)
Total Benefits and Protection	1,103.4	1,243.3
Corporate	27.6	6.3
Total segment operating revenues	3,439.6	3,268.5
Net realized capital losses, net of related revenue adjustments	(39.2)	(146.4)
Revenues from exited business (3)	(547.6)	—
Adjustments related to equity method investments	(22.6)	(18.5)
Market risk benefit derivative settlements	(11.2)	(8.1)
Total revenues per consolidated statements of operations	$2,819.0	$3,095.5

Pre-tax operating earnings (losses) by segment:
Retirement and Income Solutions	$249.8	$294.2
Principal Asset Management	187.8	211.0
Benefits and Protection	99.3	92.8
Corporate	(96.1)	(129.0)
Total segment pre-tax operating earnings	440.8	469.0
Pre-tax net realized capital losses, as adjusted (4)	(24.3)	(87.9)
Pre-tax loss from exited business (5)	(608.3)	—
Adjustments related to equity method investments and noncontrolling interest	(20.7)	(2.7)
Income (loss) before income taxes per consolidated statements of operations	$(212.5)	$378.4
(1)	Reflects inter-segment revenues of $94.8 million and $97.4 million for the three months ended March 31, 2023 and 2022, respectively.
(2)	Reflects inter-segment revenues of $70.7 million and $76.5 million for the three months ended March 31, 2023 and 2022, respectively.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

(3)	Revenues from exited business is derived as follows:

	For the three months ended
	March 31,
	2023	2022

	(in millions)
Revenues from exited business:
Change in fair value of funds withheld embedded derivative	$(626.6)	$—
Net realized capital gains on funds withheld assets	81.0	—
Amortization of reinsurance gain	1.4	—
Other impacts of reinsured business	(3.4)	—
Total revenues from exited business	$(547.6)	$—

(4)	Pre-tax net realized capital gains (losses), as adjusted, is derived as follows:

	For the three months ended
	March 31,
	2023	2022

	(in millions)
Net realized capital losses:
Net realized capital losses	$(66.0)	$(136.6)
Derivative and hedging-related revenue adjustments	2.1	(32.0)
Certain variable annuity fees	18.4	20.0
Adjustments related to equity method investments	0.2	(3.6)
Adjustments related to sponsored investment funds	6.1	5.8
Net realized capital losses, net of related revenue adjustments	(39.2)	(146.4)
Amortization of deferred acquisition costs and other actuarial balances	—	6.6
Capital losses distributed	18.4	91.0
Market value adjustments of market risk benefits	(6.5)	(22.7)
Market value adjustments of embedded derivatives	3.0	(16.4)
Pre-tax net realized capital losses, as adjusted (a)	$(24.3)	$(87.9)
(a)	As adjusted before noncontrolling interest capital gains (losses).
(5)	Pre-tax income (loss) from exited business included:

	For the three months ended
	March 31,
	2023	2022

	(in millions)
Pre-tax loss from exited business
Change in fair value of funds withheld embedded derivative	$(626.6)	$—
Net realized capital gains on funds withheld assets	81.0	—
Amortization of reinsurance loss	(22.1)	—
Other impacts of reinsured business	(40.6)	—
Total pre-tax loss from exited business	$(608.3)	$—

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

18. Revenues from Contracts with Customers

The following tables summarize disaggregation of revenues from contracts with customers, including select financial information by segment, and reconcile totals to those reported in the consolidated financial statements. Revenues from contracts with customers are included in fees and other revenues on the consolidated statements of operations.

	For the three months ended
	March 31,
	2023	2022

	(in millions)
Revenue from contracts with customers by segment:
Retirement and Income Solutions	$130.2	$144.4
Principal Asset Management:
Principal Global Investors	381.3	429.6
Principal International	113.2	110.4
Eliminations	(5.3)	(6.6)
Total Principal Asset Management	489.2	533.4
Benefits and Protection:
Specialty Benefits	3.9	4.0
Life Insurance	16.7	15.4
Total Benefits and Protection	20.6	19.4
Corporate	45.1	53.0
Total segment revenue from contracts with customers	685.1	750.2
Adjustments for fees and other revenues not within the scope of revenue recognition guidance (1)	290.4	449.0
Pre-tax other adjustments (2)	19.8	20.0
Total fees and other revenues per consolidated statements of operations	$995.3	$1,219.2
(1)	Fees and other revenues not within the scope of the revenue recognition guidance primarily represent revenue on contracts accounted for under the financial instruments or insurance contracts standards.
(2)	Pre-tax other adjustments relate to revenues from exited business, certain variable annuity fees and market value adjustments to fee revenues.

Retirement and Income Solutions

Retirement and Income Solutions offers service and trust agreements for defined contribution retirement plans, including 401(k) plans, 403(b) plans, and employee stock ownership plans. The investment components of these service agreements are in the form of mutual fund offerings. In addition, plan sponsor retirement plan trust and custody services are also available through our trust company. Individual retirement accounts (“IRAs”) are offered through Principal Bank. Furthermore, services and trust agreements are offered to non-retirement customers including insurance companies, endowments and other financial institutions.

Administrative service fee revenues are earned for administrative activities performed for the defined contribution retirement plans including recordkeeping and reporting as well as trust and custody, asset management and investment services. Administrative service fee revenues are earned for administrative activities performed for non-retirement plan customers including trust and custody services, defined benefit administration and investment management activities. The majority of these activities are performed daily over time. Fee-for-service transactions are also provided upon client request. These services are considered distinct or grouped into a bundle until a distinct performance obligation is identified. Some performance obligations are considered a series of distinct services, which are substantially the same and have the same pattern of transfer to the customer.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Administrative service fee revenues can be based on a fixed contractual rate for these services or can be variable based upon contractual rates applied to the market value of the client’s investments or assets under administration. If the consideration for this series of performance obligations is based on market value, it is considered variable during the billing period as the services are performed over time. The consideration becomes unconstrained and thus recognized as revenue for each billing period’s series of distinct services once the market value of the client’s investments or assets under administration is determined at market close. Additionally, fixed fees and other revenues are recognized point-in-time as fee-for-service transactions upon completion.

IRAs are primarily funded by retirement savings rolled over from qualified retirement plans. The IRAs are held in savings accounts, money market accounts and certificates of deposit. Deposit account fee revenues are earned as the performance of establishing and maintaining IRA accounts is completed. Fee-for-service transactions are also provided upon client request. The establishment fees and annual maintenance fees are accrued into earnings over a period of time using the average account life. Upfront and recurring bank fees are related to performance obligations that have the same pattern of transfer to the customer and are recognized in income over time with control transferred to the customers utilizing the output method. These fees are based on a fixed contractual rate. Fixed fees and other revenues are also recognized point-in-time as fee-for-service transactions upon completion. Additionally, commission income is earned on advisory services provided to customers. The revenues are earned over time as the service is performed based upon contractual rates applied to the market value of the clients’ portfolios.

The types of revenues from contracts with customers were as follows:

	For the three months ended
	March 31,
	2023	2022

	(in millions)
Administrative service fee revenue	$126.5	$141.5
Deposit account fee revenue	2.9	2.5
Commission income	0.4	0.2
Other fee revenue	0.4	0.2
Total revenues from contracts with customers	130.2	144.4
Fees and other revenues not within the scope of revenue recognition guidance	278.3	299.4
Total fees and other revenues	408.5	443.8
Premiums and other considerations	582.7	123.3
Net investment income	624.9	695.9
Total operating revenues	$1,616.1	$1,263.0

Principal Asset Management

Fees and other revenues earned for asset management, investment advisory and distribution services provided to institutional and retail clients in addition to trustee and/or administrative services performed for retirement savings plans. Fees are based largely upon contractual rates applied to the specified amounts of the clients’ portfolios. Each service is a distinct performance obligation; however, if the services are not distinct on their own, we combine them into a distinct bundle or we have a series of distinct services that are substantially the same and have the same pattern of transfer to the customer. Fees and other revenues received for performance obligations such as asset management and other services are typically recognized over time utilizing the output method as the service is performed. Performance fees and transaction fees on certain accounts are recognized in income when the probability of significant reversal will not occur upon resolution of the uncertainty, which could be based on a variety of factors such as market performance or other internal metrics. Asset management fees are accrued each month based on the fee terms within the applicable agreement and are generally billed quarterly when values used for the calculation are available. Management fees and performance fees are variable consideration as they are subject to fluctuation based on assets under management (“AUM”) and other constraints. These fees are not recognized until unconstrained at the end of each reporting period.

Incentive-based fees are recognized in income when the probability of significant reversal will not occur upon the resolution of the uncertainty, which is based on market performance.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

Fees for managing customers’ mandatory retirement savings accounts in Latin America are collected with each monthly deposit made by our customers. If a customer stops contributing before retirement age, we collect no fees but services are still provided. We recognize revenue from these contracts as services are performed over the life of the contract and review annually.

The types of revenues from contracts with customers were as follows:

	For the three months ended
	March 31,
	2023	2022

	(in millions)
Principal Global Investors:
Management fee revenue	$339.7	$379.0
Other fee revenue	41.6	50.6
Total revenues from contracts with customers	381.3	429.6
Fees and other revenues not within the scope of revenue recognition guidance	4.6	5.3
Total fees and other revenues	385.9	434.9
Net investment income	6.8	0.4
Total operating revenues	$392.7	$435.3

	For the three months ended
	March 31,
	2023	2022

	(in millions)
Principal International:
Management fee revenue	$110.9	$107.7
Other fee revenue	2.3	2.7
Total revenues from contracts with customers	113.2	110.4
Fees and other revenues not within the scope of revenue recognition guidance	1.4	1.2
Total fees and other revenues	114.6	111.6
Premiums and other considerations	6.4	10.3
Net investment income	184.1	205.3
Total operating revenues	$305.1	$327.2

Revenues from contracts with customers by region:
Latin America	$85.9	$82.1
Asia	27.5	28.5
Eliminations	(0.2)	(0.2)
Total revenues from contracts with customers	$113.2	$110.4

Benefits and Protection

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

The types of revenues from contracts with customers were as follows:

	For the three months ended
	March 31,
	2023	2022

	(in millions)
Specialty Benefits:
Administrative service fees	$3.9	$4.0
Total revenues from contracts with customers	3.9	4.0
Fees and other revenues not within the scope of revenue recognition guidance	4.6	4.7
Total fees and other revenues	8.5	8.7
Premiums and other considerations	733.6	665.6
Net investment income	40.1	43.4
Total operating revenues	$782.2	$717.7

	For the three months ended
	March 31,
	2023	2022

	(in millions)
Life Insurance:
Administrative service fees	$7.2	$6.8
Commission income	9.5	8.6
Total revenues from contracts with customers	16.7	15.4
Fees and other revenues not within the scope of revenue recognition guidance	77.3	228.3
Total fees and other revenues	94.0	243.7
Premiums and other considerations	130.8	88.8
Net investment income	96.6	193.2
Total operating revenues	$321.4	$525.7

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
March 31, 2023
(Unaudited)

The Corporate segment also includes inter-segment eliminations of fees and other revenues. The types of revenues from contracts with customers were as follows:

	For the three months ended
	March 31,
	2023	2022

	(in millions)
Commission income	$87.9	$97.2
Other fee revenue	20.5	19.8
Eliminations	(63.3)	(64.0)
Total revenues from contracts with customers	45.1	53.0
Fees and other revenues not within the scope of revenue recognition guidance	(75.6)	(89.7)
Total fees and other revenues	(30.5)	(36.7)
Premiums and other considerations	(1.3)	(0.5)
Net investment income	59.4	43.5
Total operating revenues	$27.6	$6.3

Contract Costs

Sales compensation and other incremental costs of obtaining a contract are capitalized and amortized over the period of contract benefit if the costs are expected to be recovered. The contract cost asset, which is included in other assets on the consolidated statements of financial position, was $215.6 million and $204.9 million as of March 31, 2023 and December 31, 2022, respectively.

We apply the practical expedient for certain costs where we recognize the incremental costs of obtaining these contracts as an expense when incurred if the amortization period of the assets is one year or less. These costs, along with costs that are not deferrable, are included in operating expenses on the consolidated statements of operations.

Deferred contract costs consist primarily of commissions and variable compensation. We amortize capitalized contract costs on a straight-line basis over the expected contract life, reflecting lapses as they are incurred. Deferred contract costs are subject to impairment testing on an annual basis, or when a triggering event occurs that could warrant an impairment. To the extent future revenues less future maintenance expenses are not adequate to cover the asset balance, an impairment is recognized. For the three months ended March 31, 2023 and 2022, $8.3 million and $9.6 million, respectively, of amortization expense was recorded in operating expenses on the consolidated statements of operations and no impairment loss was recognized in relation to the costs capitalized.

19. Stock-Based Compensation Plans

As of March 31, 2023, we had the 2021 Stock Incentive Plan, the 2020 Directors Stock Plan, the 2014 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan and the Directors Stock Plan (“Stock-Based Compensation Plans”). No new grants will be made under the 2020 Directors Stock Plan, the 2014 Stock Incentive Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan or the Directors Stock Plan. Under the terms of the 2021 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. To date, we have not granted any incentive stock options, restricted stock or performance units under any plans. As part of our fair value process, we assess the impact of material nonpublic information on our share price or expected volatility, as applicable, at the time of grant. No awards in 2023 required a fair value adjustment.

As of March 31, 2023, the maximum number of new shares of common stock available for grant under the 2021 Stock Incentive Plan was 23.0 million.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against net income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the three months ended March 31,
	2023	2022

	(in millions)
Compensation cost	$28.2	$28.4
Related income tax benefit	7.0	6.4
Capitalized as part of an asset	0.4	0.4

Nonqualified Stock Options

No nonqualified stock options were granted to employees during the three months ended March 31, 2023.

As of March 31, 2023, we had $0.5 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 0.8 years.

Performance Share Awards

Performance share awards were granted to certain employees under the 2021 Stock Incentive Plan. Total performance share awards granted were 0.3 million for the three months ended March 31, 2023. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results to be determined at the end of the performance period. The actual number of common shares to be awarded at the end of each performance period will range between 0% and 180% of the initial target awards. Effective in 2022, we added a relative total shareholder return modifier to the performance share awards under which the number of shares ultimately granted is also impacted by our actual shareholder return relative to our S&P 500 Financial Sector Index peer group. The fair value of performance share awards is determined using a Monte Carlo simulation model. The weighted-average grant date fair value of these performance share awards granted was $91.47 per common share.

As of March 31, 2023, we had $31.5 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.9 years.

Restricted Stock Units

Restricted stock units were issued to certain employees and non-employee directors pursuant to the 2021 Stock Incentive Plan. Total restricted stock units granted were 0.9 million for the three months ended March 31, 2023. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $88.66 per common share.

As of March 31, 2023, we had $123.9 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted. The cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 0.2 million shares for the three months ended March 31, 2023. The weighted average fair value of the discount on the stock purchased was $7.43 per share.

As of March 31, 2023, a total of 3.3 million of new shares were available to be made issuable by us for this plan.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2023
(Unaudited)

20. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended
	March 31,
	2023	2022

	(in millions, except per share data)
Net income (loss)	$(134.5)	$343.2
Subtract:
Net income attributable to noncontrolling interest	5.6	4.5
Total	$(140.1)	$338.7
Weighted-average shares outstanding:
Basic	243.4	259.4
Dilutive effects:
Stock options	—	1.6
Restricted stock units	—	2.3
Performance share awards	—	0.5
Diluted	243.4	263.8
Net income (loss) per common share:
Basic	$(0.58)	$1.31
Diluted	$(0.58)	$1.28

The calculation of diluted earnings per share for the three months ended March 31, 2023 and 2022, excludes the incremental effects related to certain outstanding stock-based compensation grants and an accelerated share repurchase program due to their anti-dilutive effect.

21. Subsequent Event

On April 7, 2023, we extinguished our floating rate notes payable due in 2055. The notes were redeemed in whole by paying a redemption price equal to the original principal amount of $400.0 million. During the second quarter of 2023, we incurred a one-time cost to extinguish this debt before the scheduled maturity, which was recorded in operating expenses on the consolidated statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of March 31, 2023, compared with December 31, 2022, and our consolidated results of operations for the three months ended March 31, 2023 and 2022, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2022, filed with the SEC and the unaudited condensed consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q. On January 1, 2023, we adopted the guidance commonly referred to as LDTI. As such, results for 2022 have been recast and are also presented under the new LDTI guidance.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (1) adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, as well as our access to capital and cost of capital; (2) conditions in the global capital markets and the economy generally may materially and adversely affect our business and results of operations; (3) volatility or declines in the equity, bond or real estate markets could reduce our AUM and assets under administration and may result in investors withdrawing from the markets or decreasing their rates of investment, all of which could reduce our revenues and net income; (4) changes in interest rates or credit spreads or a prolonged low interest rate environment may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period to period; (5) the elimination of London Inter-Bank Offered Rate may affect the value of certain derivatives and floating rate securities we hold or have issued and the profitability of certain real estate lending activity or businesses; (6) our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM and net income; (7) our valuation of investments and the determinations of the amount of allowances and impairments taken on our investments may include methodologies, estimations and assumptions that are subject to differing interpretations and, if changed, could materially adversely affect our results of operations or financial condition; (8) any impairments of or valuation allowances against our deferred tax assets could adversely affect our results of operations and financial condition; (9) we may face losses on our insurance and annuity products if our actual experience differs significantly from our pricing and reserving assumptions; (10) the pattern of amortizing our DAC asset and other actuarial balances may change, impacting both the level of our DAC asset and other actuarial balances and the timing of our net income; (11) changes in laws or regulations may reduce our profitability or impact how we do business; (12) our ability to pay stockholder dividends, make share repurchases and meet our obligations may be constrained by the limitations on dividends or other distributions Iowa insurance laws impose on Principal Life; (13) changes in accounting standards may adversely affect our reported results of operations and financial condition; (14) litigation and regulatory investigations may affect our financial strength or reduce our profitability; (15) from time to time, we may become subject to tax audits, tax litigation or similar proceedings, and as a result we may owe additional taxes, interest and penalties in amounts that may be material; (16) applicable laws and our certificate of incorporation and by-laws may discourage takeovers and business combinations that some stockholders might consider in their best interests; (17) competition, including from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance, may impair our ability to retain existing customers, attract new customers and maintain our profitability; (18) a downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales, terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition; (19) client terminations or withdrawals or changes in investor preferences may lead to a reduction in revenues for our asset management and accumulation businesses; (20) guarantees within certain of our products that protect policyholders may decrease our net income or increase the volatility of our results of operations or financial position under U.S. GAAP if our hedging or risk management strategies prove ineffective or insufficient; (21) our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses; (22) we face risks arising from fraudulent activities; (23) we face risks arising from our participation in joint ventures; (24) we may need to fund deficiencies in our Closed Block assets; (25) our reinsurers could default on their obligations or increase their rates, which could adversely impact our net income and financial condition; (26) we face risks arising from future acquisitions of businesses; (27) we face risks in administering the closed Reinsurance Transaction; (28) a pandemic, terrorist attack, military action or other catastrophic event could adversely affect our operations, net income or financial condition; (29) our financial results may be adversely impacted by global climate changes; (30) technological and societal changes may disrupt our business model and impair our ability to retain existing customers, attract new customers and maintain our profitability; (31) damage to our reputation may adversely affect our revenues and profitability; (32) we may not be able to protect our intellectual property and may be subject to infringement claims; (33) if we are unable to attract, develop and retain qualified employees and sales representatives and develop new distribution sources, our results of operations, financial condition and sales of our products may be adversely impacted; (34) interruptions in information technology, infrastructure or other internal or external systems used for our business operations, or a failure to maintain the confidentiality, integrity or availability of data residing on such systems, could disrupt our business, damage our reputation and adversely impact our profitability; (35) loss of key vendor relationships or failure of a vendor to protect information of our customers or employees could adversely affect our business or result in losses and (36) our enterprise risk management framework may not be fully effective in identifying or mitigating all of the risks to which we are exposed.

Overview

We provide financial products and services through the following reportable segments:

●	Retirement and Income Solutions provides retirement and related financial products and services primarily to businesses, their employees, and other individuals. This segment includes workplace savings and retirement solutions, banking, trust and custodial services, individual variable annuities, pension risk transfer, investment only, our exited retail fixed annuities business, and all of the Institutional Retirement & Trust (“IRT”) integration and acquisition expenses. We offer a comprehensive portfolio of products and services for retirement savings and retirement income:
●	To businesses of all sizes, we offer products and services for defined contribution plans, including 401(k) and 403(b) plans, defined benefit pension plans, nonqualified executive benefit plans, employee stock ownership plan services and pension closeout services. For more basic retirement services, we offer SIMPLE IRAs and payroll deduction plans;
●	To large institutional clients, we also offer investment only products, including investment only guaranteed investment contracts (“GICs”);
●	To employees of businesses and other individuals, we offer the ability to accumulate savings for retirement and other purposes through mutual funds, individual variable annuities and bank products, along with retirement income options; and
●	To non-retirement businesses, we offer trust and custody services.
●	Principal Asset Management provides global investment solutions to institutional, retirement, retail and high net worth investors in the U.S. and select emerging markets. The segment is organized into Principal Global Investors, which provides public, multi-asset and private market capabilities across all asset classes, including equity, fixed income, real estate and alternatives, to service a breadth of client investment objectives; and Principal International, which provides long-term savings and retirement solutions through pension accumulation, mutual funds, and income annuities, along with retail asset management services in Asia and Latin America.
●	Benefits and Protection is organized into Specialty Benefits, which provides group dental, group life insurance, group disability insurance (including short-term disability, long-term disability and paid family and medical leave), supplemental health products (including vision, critical illness, accident and hospital indemnity) and individual disability insurance; and Life Insurance, which provides life insurance, with a focus on the business market customer, including universal life and variable universal life (including indexed universal life), and traditional life insurance (including participating whole life, adjustable life products and term life insurance) and our exited ULSG business. We focus our solutions on small-to-mid sized businesses and their employees with an emphasis on business owners, executives and key employees.
●	Corporate, which manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate segment primarily reflect our financing activities (including financing costs), income on capital not allocated to other segments, inter-segment eliminations, income tax risks and certain income, expenses and other adjustments not allocated to the segments based on the nature of such items. Results of PSI, our retail broker-dealer and RIA, and our exited group medical and long-term care insurance businesses are reported in this segment.

In the first quarter of 2023 we implemented changes to our organizational structure to better align businesses, distribution teams and product offerings for future growth. We integrated our global asset management and international pension businesses under one segment, Principal Asset Management. Results of our historically reported Principal Global Investors and Principal International segments are reported within this segment. Additionally, we are now reporting results for our Retirement and Income Solutions segment in total and not separated into Fee and Spread components. Finally, we updated the name of our U.S. Insurance Solutions segment to Benefits and Protection and will continue to report the results of Specialty Benefits and Life Insurance within this segment. Our segment results have been modified to reflect these changes, which did not have an impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

Some of our critical accounting policies were impacted when we implemented LDTI accounting guidance in January 2023. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies” under the captions “Recent Accounting Pronouncements” and “Adoption of Targeted Improvements to the Accounting for Long-Duration Insurance Contracts Guidance” for information about that guidance. Below is a discussion of our updated critical accounting policies.

Market Risk Benefits

MRBs are contracts or contract features that provide protection to the policyholder from capital market risk such as equity, interest rate or foreign exchange risk and expose us to other-than-nominal capital market risk. We have certain annuity and other investment contracts that have GMWB and GMDB riders or a guarantee on the minimum account balance under certain qualifying events. These MRBs have been bifurcated from the host contract and are measured at fair value. The change in fair value is recognized in net income, with the exception of the change in fair value related to our own nonperformance risk, which is recognized in OCI. We use various derivative instruments to hedge against changes in fair value of MRBs related to market risk.

MRBs are valued using a combination of historical data and actuarial judgment. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 9, Market Risk Benefits and Note 16, Fair Value Measurements” for further discussion. We include our assumption for own nonperformance risk in the valuation of these MRBs, which is based on the current market credit spreads for debt-like instruments we have issued and are available in the market. As our credit spreads widen or tighten, the fair value of MRB assets increase or decrease and the fair value of MRB liabilities decrease or increase, leading to an increase or decrease in OCI, respectively. If the current market credit spreads reflecting our own creditworthiness move to zero (tighten), the reduction to OCI would be approximately $197.5 million, net of income taxes, based on March 31, 2023, reported amounts. In addition, the policyholder behavior assumptions used in the valuation of MRBs include risk margins, which decrease the fair value of MRB assets and increase the fair value of MRB liabilities.

Insurance Reserves

Reserves are liabilities representing estimates of the amounts that will come due, at some point in the future, to or on behalf of our policyholders. U.S. GAAP, allowing for some degree of managerial judgment, provides guidance for establishing reserves.

Future policy benefits and claims include reserves for individual traditional and group life insurance, disability, medical and long-term care insurance and individual and group annuities that provide periodic income payments. These reserves are computed using assumptions of mortality, interest, morbidity and lapse. These assumptions are based on our experience, industry results, emerging trends and future expectations.

For long-duration insurance contracts, reserves for individual and group annuities are generally equal to the present value of expected future policy benefit payments, while the reserves for non-participating term life insurance, individual disability income contracts and individual and group long-term care contracts is generally equal to the present value of expected future policy benefits less the present value of expected net premiums. Issue-year cohorts are used for the reserve calculation and assumptions are periodically reviewed and updated. Separate cohorts are used for the calculation of ceded reserves. An interest accretion rate is determined for an identified cohort and remains unchanged after the issue year. Reserves are remeasured as of each reporting date to reflect the current upper-medium grade fixed income instruments yields, with the impact reported in OCI. If the current upper-medium grade yields used to remeasure reserves decrease 100 basis points, the reduction in OCI would be approximately $2.3 billion, net of income taxes, based on March 31, 2023, reported amounts.

Reserves for participating life insurance contracts are based on the net level premium reserve for death and endowment policy benefits. This net level premium reserve is calculated based on dividend fund interest rates and mortality rates guaranteed in calculating the cash surrender values described in the contract.

For short-duration contracts, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves. Our reserve levels are reviewed throughout the year using internal analysis including, among other things, experience studies, claim development analysis and annual loss recognition analysis. To the extent experience indicates potential loss recognition, we recognize losses on certain lines of business. The ultimate accuracy of the assumptions on these insurance products cannot be determined until the obligation of the entire block of business on which the assumptions were made is extinguished. Short-term variances of actual results from the assumptions used in the computation of the reserves are reflected in current period net income and can impact quarter-to-quarter net income.

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

Future policy benefits and claims also include benefit reserves that are established for universal life-type contracts that provide benefit features that are expected to produce gains in early years followed by losses in later years. The liabilities are accrued in relation to estimated contract assessments.

See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 8, Future Policy Benefits and Claims” for further discussion.

We periodically review and update actuarial assumptions that are used to project cash flows that are used to compute reserves.

Transactions Affecting Comparability of Results of Operations

Acquisition

China Pension Joint Venture. On December 28, 2022, we finalized the acquisition of a 17.647% interest in CCB Pension Management Co., Ltd. (“CCBP”), China Construction Bank’s pension business with the Social Security Fund of China. CCBP is the first and only asset manager to be permitted to run all types of pension investment portfolios within the country. The joint venture investment is reported within the Principal Asset Management segment.

Other

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items. The most significant impact occurs within our Principal International operations where pre-tax operating earnings were negatively impacted $1.4 million for the three months ended March 31, 2023, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. This impact was calculated by comparing (a) the difference between current year results and prior year results to (b) the difference between current year results and prior year results translated using current year exchange rates for both periods. We use this approach to calculate the impact of exchange rates on all revenue and expense line items. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3 “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

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

Recent Accounting Changes

For recent accounting changes, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies” under the captions, “Recent Accounting Pronouncements” and “Adoption of Targeted Improvements to the Accounting for Long-Duration Insurance Contracts Guidance.”

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended March 31,
			Increase
	2023	2022	(decrease)

	(in millions)
Revenues:
Premiums and other considerations	$1,448.6	$887.4	$561.2
Fees and other revenues	995.3	1,219.2	(223.9)
Net investment income	986.7	1,125.5	(138.8)
Net realized capital losses	(66.0)	(136.6)	70.6
Net realized capital gains on funds withheld assets	81.0	—	81.0
Change in fair value of funds withheld embedded derivative	(626.6)	—	(626.6)
Total revenues	2,819.0	3,095.5	(276.5)
Expenses:
Benefits, claims and settlement expenses	1,773.9	1,490.7	283.2
Liability for future policy benefits remeasurement (gain) loss	(5.6)	13.4	(19.0)
Market risk benefit remeasurement (gain) loss	(2.9)	8.9	(11.8)
Dividends to policyholders	23.2	23.1	0.1
Operating expenses	1,242.9	1,181.0	61.9
Total expenses	3,031.5	2,717.1	314.4
Income (loss) before income taxes	(212.5)	378.4	(590.9)
Income taxes (benefits)	(78.0)	35.2	(113.2)
Net income (loss)	(134.5)	343.2	(477.7)
Net income attributable to noncontrolling interest	5.6	4.5	1.1
Net income (loss) attributable to Principal Financial Group, Inc.	$(140.1)	$338.7	$(478.8)

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Net Income Attributable to Principal Financial Group, Inc.

Net income (loss) attributable to Principal Financial Group, Inc. decreased primarily due to the change in the fair value of the funds withheld embedded derivative.

Total Revenues

Premiums increased $459.4 million for the Retirement and Income Solutions segment primarily due to higher sales of single premium group annuities with life contingencies. The single premium group annuity product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore premiums tend to vary from period to period.

Fees and other revenues decreased $149.9 million for the Benefits and Protection segment primarily due to the impact of our exited ULSG business in our Life Insurance business. Fees and other revenues decreased $44.7 million for the Principal Asset Management segment primarily due to lower management fee revenue as a result of decreased average AUM in our Principal Global Investors operations.

For net investment income and net realized capital gains (losses) variance information, see “Investments — Investment Results” under the captions “Net Investment Income” and “Net Realized Capital Gains (Losses),” respectively.

Net realized capital gains on funds withheld assets increased as a result of the sale of funds withheld assets associated with the Reinsurance Transaction, which closed in the second quarter of 2022.

The change in the fair value of the funds withheld embedded derivative was driven by a decrease in interest rates.

Total Expenses

Benefits, claims and settlement expenses increased $446.8 million for the Retirement and Income Solutions segment primarily due to an increase in reserves, stemming from higher sales of single premium group annuities with life contingencies. Benefits, claims and settlement expenses decreased $141.9 million for the Benefits and Protection segment primarily due to the impact of our exited ULSG business in our Life Insurance business.

Operating expenses increased for the Corporate segment primarily due to a $35.0 million increase in amounts credited to employee accounts in a nonqualified defined contribution pension plan and a $12.0 million increase in pension and OPEB expenses.

Income Taxes

The effective income tax rate of 37% for the three months ended March 31, 2023, changed from 9% for the three months ended March 31, 2022, primarily due to a decrease in pre-tax income with no proportionate change in beneficial permanent tax differences. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 12, Income Taxes” for a reconciliation of the corporate income tax rate to the effective income tax rate.

Results of Operations by Segment

For results of operations by segment see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 17, Segment Information.” Beginning in the second quarter of 2022, segment pre-tax operating earnings excludes amounts associated with our exited U.S. retail fixed annuity and ULSG businesses, including the change in fair value of the funds withheld embedded derivative, net realized capital gains (losses) on funds withheld assets, strategic review costs and impacts, amortization of reinsurance gain (loss) and other impacts of reinsured business.

Retirement and Income Solutions Segment

Retirement and Income Solutions Segment Summary Financial Data

Net revenue and average monthly account values are key metrics used to understand Retirement and Income Solutions earnings growth. Net revenue, which is used only at the segment level, is defined as operating revenues less benefits, claims and settlement expenses; liability for future policy benefits remeasurement (gain) loss; market risk benefit remeasurement (gain) loss and dividends to policyholders. Net revenue is impacted by: (1) changes in the equity markets and interest rates and (2) the difference between investment income earned on the underlying general account assets and the interest rate credited to the contracts. Average monthly account values include the net balances that customers have accumulated within their account, along with future policy benefits for retirement payout products. Average monthly account values are primarily impacted by net customer cash flows and credit market performance.

The following table presents the Retirement and Income Solutions net revenue and average monthly account values for the periods indicated:

	For the three months ended
	March 31,
			Increase
	2023	2022	(decrease)
Net revenue (in millions)	$650.1	$732.5	$(82.4)

Average monthly account values (in billions)	$463.5	$518.2	$(54.7)

The following table presents certain summary financial data relating to the Retirement and Income Solutions segment for the periods indicated:

	For the three months ended
	March 31,
			Increase
	2023	2022	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$582.7	$123.3	$459.4
Fees and other revenues	408.5	443.8	(35.3)
Net investment income	624.9	695.9	(71.0)
Total operating revenues	1,616.1	1,263.0	353.1
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	977.5	539.0	438.5
Liability for future policy benefits remeasurement gain	(13.3)	(2.8)	(10.5)
Market risk benefit remeasurement (gain) loss	1.8	(5.7)	7.5
Operating expenses	400.3	438.3	(38.0)
Total expenses	1,366.3	968.8	397.5
Pre-tax operating earnings	$249.8	$294.2	$(44.4)

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased due to a decrease in our net revenue partially offset by a decrease in operating expenses as described below.

Net Revenue

Net revenue decreased primarily due to a $58.4 million decrease in variable investment income and a $35.3 million decrease in fee revenue primarily resulting from a decline in average monthly account values stemming from unfavorable financial markets in 2022.

Operating Expenses

Operating expenses decreased primarily due to a $25.0 million decrease associated with the integration of the IRT business of Wells Fargo Bank, N.A. and a $14.4 million impact from our exited retail fixed annuity business.

Principal Asset Management Segment

Principal Global Investors AUM

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

The following table presents the AUM rollforward for assets managed by Principal Global Investors for the periods indicated. The amounts include assets managed by Principal Global Investors on behalf of Principal International, which are also reported in the Principal International AUM table below.

	For the three months ended March 31,
	2023	2022

	(in billions)
AUM, beginning of period	$464.7	$546.5
Net cash flow	0.4	3.2
Market performance	13.4	(29.1)
Other	0.2	(1.8)
Operations acquired (1)	—	18.6
AUM, end of period	$478.7	$537.4
(1)	Effective in the first quarter of 2022, includes the integration of Institutional Asset Advisory, which is associated with our IRT business.

Principal International AUM

AUM is generally a key indicator of earnings growth for Principal International, as AUM is the base by which we can generate local currency profits. The Cuprum business in Chile differs in that the majority of fees are collected with each deposit by the mandatory retirement customers, based on a capped salary level, as opposed to asset levels. Net customer cash flow and market performance are the two main drivers of local currency AUM growth. Net customer cash flow reflects our ability to attract and retain client deposits. Market performance reflects the investment returns on our underlying AUM. Our financial results are also impacted by fluctuations of the foreign currency to U.S. dollar exchange rates for the locations in which we have business. AUM of our foreign subsidiaries is translated into U.S. dollar equivalents at the end of the reporting period using the spot foreign exchange rates. Revenue and expenses for our foreign subsidiaries are translated into U.S. dollar equivalents at the average foreign exchange rates for the reporting period.

The following table presents the Principal International AUM rollforward for the periods indicated. The amounts include assets managed by Principal Global Investors on behalf of Principal International, which are also reported in the Principal Global Investors AUM table above, as well as assets managed by other managers.

	For the three months ended March 31,
	2023	2022

	(in billions)
AUM, beginning of period	$156.5	$152.1
Net cash flow	0.8	(0.5)
Market performance	2.5	(1.4)
Effect of exchange rates	7.4	13.6
Other	(0.1)	(0.3)
AUM, end of period	$167.1	$163.5

The following table presents certain summary financial data relating to the Principal Asset Management segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2023	2022	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$6.4	$10.3	$(3.9)
Fees and other revenues	495.0	539.7	(44.7)
Net investment income	191.1	205.9	(14.8)
Total operating revenues	692.5	755.9	(63.4)
Expenses:
Benefits, claims and settlement expenses	115.9	152.7	(36.8)
Liability for future policy benefits remeasurement (gain) loss	0.7	(1.8)	2.5
Operating expenses	386.3	392.1	(5.8)
Total expenses	502.9	543.0	(40.1)

Pre-tax operating earnings attributable to noncontrolling interest	1.8	1.9	(0.1)
Pre-tax operating earnings	$187.8	$211.0	$(23.2)

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased $34.3 million in our Principal Global Investors operations primarily due to lower management fee revenue as a result of decreased average AUM. Pre-tax operating earnings increased in our Principal International operations primarily due to $18.3 million favorable relative market performance on our required regulatory investments. This increase was partially offset by $8.5 million lower variable investment income in Latin America.

Benefits and Protection Segment

Benefits and Protection Segment Summary Financial Data

Premium and fees are a key metric for growth in the Benefits and Protection segment. We receive premiums on our specialty benefits insurance products as well as our traditional life insurance products. Fees are generated from our universal life, variable universal life and indexed universal life insurance products. We use several reinsurance programs to help manage the mortality and morbidity risk. Premium and fees are reported net of reinsurance premiums.

The following table presents the Benefits and Protection segment premium and fees for the periods indicated:

	For the three months ended March 31,
			Increase
	2023	2022	(decrease)

	(in millions)
Premium and fees:
Specialty Benefits	$742.1	$674.3	$67.8
Life Insurance	224.8	332.5	(107.7)

The following table presents certain summary financial data relating to the Benefits and Protection segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2023	2022	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$864.2	$754.3	$109.9
Fees and other revenues	102.5	252.4	(149.9)
Net investment income	136.7	236.6	(99.9)
Total operating revenues	1,103.4	1,243.3	(139.9)
Expenses:
Benefits, claims and settlement expenses	638.9	792.5	(153.6)
Dividends to policyholders	23.1	23.1	—
Liability for future policy benefits remeasurement loss	7.6	18.0	(10.4)
Operating expenses	334.5	316.9	17.6
Total expenses	1,004.1	1,150.5	(146.4)

Pre-tax operating earnings	$99.3	$92.8	$6.5

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Pre-Tax Operating Earnings

Pre-tax operating earnings increased in our Specialty Benefits business primarily due to $9.4 million growth in the business. Pre-tax operating earnings in our Life Insurance business decreased $16.9 million due to lower variable investment income and $5.9 million due to lower surrender fees, partially offset by $19.0 million in lower Coronavirus disease 2019 (“COVID-19”) claims in 2023 compared to 2022.

Operating Revenues

Premium and fees in our Specialty Benefits business increased $67.8 primarily due to growth in business. Premium and fees decreased $107.7 million in our Life Insurance business primarily due to the impact of our exited ULSG business.

Net investment income in our Life Insurance business decreased $87.4 million primarily due to the impact of our exited ULSG business and $16.9 million due to lower variable investment income.

Total Expenses

Benefits, claims and settlement expenses in our Specialty Benefits business increased $42.1 million from growth in the business, partially offset by $25.9 million in lower COVID-19 claims in 2023 compared to 2022. Benefits, claims and settlement expenses in our Life Insurance business decreased $163.9 million primarily due to the impact of our exited ULSG business and $19.0 million in lower COVID-19 claims in 2023 compared to 2022.

Liability for future policy benefits remeasurement loss increased $6.7 million in our Specialty Benefits business due to model refinements. Liability for future policy benefits remeasurement loss decreased by $17.2 million in our Life Insurance business primarily due to the impact of our exited ULSG business.

Operating expenses in our Specialty Benefits business increased $20.6 million due to growth in the business.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2023	2022	(decrease)

	(in millions)
Operating revenues:
Total operating revenues	$27.6	$6.3	$21.3
Expenses:
Total expenses	123.6	121.4	2.2

Pre-tax operating earnings attributable to noncontrolling interest	0.1	13.9	(13.8)
Pre-tax operating losses	$(96.1)	$(129.0)	$32.9

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Pre-Tax Operating Losses

Pre-tax operating losses decreased primarily due to higher net investment income largely resulting from mark-to-market gains on investments.

Liquidity and Capital Resources

Liquidity and capital resources represent the overall strength of a company and its ability to generate strong cash flows, borrow funds at a competitive rate and raise new capital to meet operating and growth needs. We are in a strong capital and liquidity position as we face the uncertain, adverse economic disruptions to our business brought on by the banking sector events in 2023. We are not materially impacted by the bank failures of Silicon Valley Bank and Signature Bank of New York. We are closely tracking additional banks that may be at risk and keeping an eye on exposure across the company. There is also no direct, material impact to Principal Bank, whose deposits are well-diversified across sources and customers and primarily support our retirement plan participants. We are monitoring our liquidity closely and feel confident in our ability to meet all long-term obligations to customers, policyholders and debt holders. Our sources of strength include our laddered long-term debt maturities with the next maturity occurring May 2023, access to revolving credit facility and contingent funding arrangements, a strong risk-based capital position and our available cash and liquid assets. The combination of these financial levers will enable us to manage through this period of banking sector uncertainty. Our legal entity structure has an impact on our ability to meet cash flow needs as an organization. Following is a simplified organizational structure.

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

We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised at inopportune times. For example, as of March 31, 2023, approximately $14.9 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain surrender charges and other provisions limiting early surrenders.

The following table summarizes the withdrawal characteristics of our domestic general account investment contracts as of March 31, 2023.

	Contractholder funds,
	net of reinsurance	Percentage
	(in millions)
Not subject to discretionary withdrawal	$15,990.1	58.3%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	7,501.3	27.4
Market value adjustments	3,913.3	14.3
Subject to discretionary withdrawal without adjustments	0.6	—
Total domestic investment contracts	$27,405.3	100.0%

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

We had the following short-term credit facilities with various financial institutions as of March 31, 2023:

				Amount
Obligor/Applicant	Financing structure	Maturity	Capacity	outstanding (3)

			(in millions)
Principal Life (1)	Credit facility	October 2027	$800.0	$—
Principal International Chile (2)	Unsecured lines of credit		145.2	24.2
Total			$945.2	$24.2
(1)	The credit facility is supported by sixteen banks.
(2)	The unsecured lines of credit can be used for repurchase agreements or other borrowings. Each line has a maturity of less than one year.
(3)	The amount outstanding is reported in short-term debt on the consolidated statements of financial position.

The revolving credit facilities are committed and available for general corporate purposes. These credit facilities also provide 100% back-stop support for our commercial paper program, of which we had no outstanding balances as of March 31, 2023 and December 31, 2022. Most of the banks supporting the credit facilities have other relationships with us. Due to the financial strength and the strong relationships we have with these providers, we are comfortable we have very low risk the financial institutions would be unable or unwilling to fund these facilities.

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

Total stockholder dividends paid by Principal Life to its parent for the three months ended March 31, 2023, were $150.0 million, all of which was extraordinary and approved by the Commissioner. As of March 31, 2023, we had $2,202.0 million of cash and liquid assets held in our holding companies and other subsidiaries, which is available for corporate purposes. Corporate balances held in foreign holding companies meet the indefinite reinvestment exception.

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

Net cash provided by operating activities was $695.3 million and $31.5 million for the three months ended March 31, 2023 and 2022, respectively. Our insurance business typically generates positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The increase in cash provided by operating activities was primarily due to fluctuations in receivables and payables associated with the timing of settlements in 2023 as compared to 2022.

Net cash used in investing activities was $1,104.1 million for the three months ended March 31, 2023, compared to net cash provided by financing activities of $126.8 million for the three months ended March 31, 2022. The increase in cash used in investing activities was due to net purchases of available-for sale securities in 2023 compared to net sales and maturities of available-for sale securities in 2022, which was partially offset by net sales of mortgage loans in 2023 as compared to net acquisitions and originations in 2022. The portfolio changes are due in part to the Reinsurance Transaction and the associated funds withheld portfolio activity.

Net cash provided by financing activities was $201.7 million and $250.9 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in cash provided by financing activities was due to mostly offsetting factors, including a decrease in banking operation deposits in 2023 as compared to an increase in 2022. The decrease was largely offset by increased long-term debt issuances in 2023 as compared to 2022 and decreased share repurchases in 2023 as compared to 2022 due to the accelerated share repurchase program in the prior year.

Guarantors and Issuers of Guaranteed Securities. PFG has issued certain notes pursuant to transactions registered under the Securities Act of 1933. Such notes include all currently outstanding senior notes and junior subordinated notes, which are subordinated to all our senior debt (collectively, the “registered notes”). For additional information on the senior notes and junior subordinated notes, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Debt” in our Annual Report on Form 10-K for the year ended December 31, 2022. For additional long-term debt information, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 11, Long-Term Debt and Note 21, Subsequent Event.”

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

	March 31, 2023	December 31, 2022

	(in millions)
Summary Statements of Financial Position Information:
Total investments	$485.3	$320.7
Cash and cash equivalents	1,120.3	952.0
Goodwill	618.5	618.5
Other intangibles	440.4	447.4
Other assets	352.5	385.4
Due from non-obligor subsidiaries	24.4	47.7
Total assets	3,062.9	2,789.5
Long-term debt	4,621.4	3,929.2
Other liabilities	396.8	584.6
Due to non-obligor subsidiaries	651.6	793.9
Total liabilities	5,714.8	5,371.1

	For the three months ended	For the year ended
	March 31, 2023	December 31, 2022

	(in millions)
Summary Statements of Operations Information:
Total revenues	$(12.2)	$(7.5)
Total expenses	148.2	524.2
Net loss	(135.9)	(462.1)

Shelf Registration. On February 27, 2023, our shelf registration statement was filed with the SEC and became effective. The shelf registration replaced the shelf registration that had been in effect since April 2020. Under our current shelf registration, we have the ability to issue, in unlimited amounts, unsecured senior debt securities or subordinated debt securities, junior subordinated debt, preferred stock, common stock, warrants, depositary shares, purchase contracts and purchase units of PFG. Our wholly owned subsidiary, PFS, may guarantee, fully and unconditionally or otherwise, our obligations with respect to any non-convertible securities, other than common stock, described in the shelf registration. For information on senior notes issued from our shelf registration, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 11, Long-Term Debt.”

Short-Term Debt. The components of short-term debt were as follows:

	March 31, 2023	December 31, 2022

	(in millions)
Other recourse short-term debt	$24.2	$80.7
Total short-term debt	$24.2	$80.7

The short-term credit facilities are used for general corporate purposes and borrowings outstanding can fluctuate as part of working capital management.

Long-Term Debt. For long-term debt information, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 11, Long-Term Debt and Note 21, Subsequent Event.”

Contingent Funding Agreements for Senior Debt Issuance. In March 2018, we entered into two contingent funding agreements that give us the right at any time over a ten-year or thirty-year period to issue up to $400.0 million or $350.0 million, respectively, of senior notes.

Stockholders’ Equity. The following table summarizes our return of capital to common stockholders.

	For the three months ended	For the year ended
	March 31, 2023	December 31, 2022

	(in millions)
Dividends to stockholders	$155.5	$642.3
Repurchase of common stock (1)	188.5	1,661.1
Total cash returned to common stockholders	$344.0	$2,303.4
(1)	Includes common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.

In March 2022, we entered into an accelerated share repurchase program with a third party financial institution to repurchase $700.0 million of common stock. This program closed in June 2022. In August 2022, we entered into an accelerated share repurchase program with a third party financial institution to repurchase $400.0 million of common stock. This program closed in September 2022.

For additional stockholders’ equity information, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 15, Stockholders’ Equity.”

Capitalization

The following table summarizes our capital structure:

	March 31, 2023	December 31, 2022

	($ in millions)
Debt:
Short-term debt	$24.2	$80.7
Long-term debt	4,688.6	3,997.0
Total debt	4,712.8	4,077.7

Total stockholders’ equity attributable to PFG	10,217.9	9,976.7
Total capitalization	$14,930.7	$14,054.4
Debt to equity	46%	41%
Debt to capitalization	32%	29%

Contractual Obligations and Contractual Commitments

As of March 31, 2023, we had no unique material cash requirements from known contractual and other obligations.

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

Guarantees and Indemnifications. As of March 31, 2023, no significant changes to guarantees and indemnifications have occurred since December 31, 2022. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 14, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

Financial Strength and Credit Ratings

Our ratings are influenced by the relative ratings of our peers/competitors as well as many other factors including our operating and financial performance, capital levels, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage and other factors.

We have had no significant changes or actions in ratings and rating outlooks that have occurred from January 1, 2023, through the date of this filing.

The following table summarizes our significant financial strength and debt ratings from the major independent rating organizations. A rating is not a recommendation to buy, sell or hold securities. Such a rating may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

	A.M. Best	Fitch	Moody’s	S&P
Last review date	March 2023	June 2022	January 2022	June 2022
Current outlook	Stable	Stable	Stable	Stable
Principal Financial Group
Senior Unsecured Debt	a	A-	Baa1	A-
Junior Subordinated Debt	a-		Baa2	BBB
Long-Term Issuer Default Rating		A
Principal Life Insurance Company
Insurer Financial Strength	A+	AA-	A1	A+
Issuer Credit Rating	aa
Commercial Paper	AMB‑1+		P-1	A-1+
Principal National Life Insurance Company
Insurer Financial Strength	A+	AA-	A1	A+

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The fair value hierarchy gives the highest priority (Level 1) to unadjusted quoted prices in active markets for identical assets or liabilities and gives the lowest priority (Level 3) to unobservable inputs. The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety considering factors specific to the asset or liability. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 16, Fair Value Measurements” for further details, including a reconciliation of changes in Level 3 fair value measurements.

As of March 31, 2023, 44% of our net assets (liabilities) were Level 1, 53% were Level 2 and 3% were Level 3. Excluding separate account assets as of March 31, 2023, 4% of our net assets (liabilities) were Level 1, 88% were Level 2 and 8% were Level 3.

As of December 31, 2022, 43% of our net assets (liabilities) were Level 1, 54% were Level 2 and 3% were Level 3. Excluding separate account assets as of December 31, 2022, 4% of our net assets (liabilities) were Level 1, 88% were Level 2 and 8% were Level 3.

Changes in Level 3 Fair Value Measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2023, were $6,698.0 million as compared to $6,842.2 million as of December 31, 2022. The decrease was primarily related to a decrease in the embedded derivative related to the funds withheld agreement, partially offset by purchases in collateralized debt obligations and other debt obligations and transfers to level 3 in other debt obligations.

Investments

We had total consolidated assets as of March 31, 2023, of $299,408.2 million, of which $98,031.2 million were invested assets. A portion of our invested assets represent funds withheld backing reserves as part of a coinsurance with funds withheld reinsurance agreement. The funds withheld assets and associated net investment income and net realized capital gains (losses) are not included in the discussions below as the investment risk is passed to the reinsurer. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 10, Reinsurance” for more information on the funds withheld assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk; therefore, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of March 31, 2023, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans.

	March 31, 2023
	Investments
	excluding	Funds
	funds withheld	withheld	Total

	(in millions)
Fixed maturities	$49,849.9	$16,334.9	$66,184.8
Equity securities	1,733.0	0.3	1,733.3
Mortgage loans	17,868.4	2,735.1	20,603.5
Real estate	2,300.1	—	2,300.1
Policy loans	788.0	—	788.0
Other investments	6,218.5	203.0	6,421.5
Total invested assets	78,757.9	19,273.3	98,031.2
Cash and cash equivalents	3,118.1	1,522.8	4,640.9
Total invested assets and cash	$81,876.0	$20,796.1	$102,672.1

	December 31, 2022
	Investments
	excluding	Funds
	funds withheld	withheld	Total

	(in millions)
Fixed maturities	$47,856.3	$15,794.3	$63,650.6
Equity securities	1,697.6	11.0	1,708.6
Mortgage loans	17,819.0	2,810.8	20,629.8
Real estate	2,239.7	—	2,239.7
Policy loans	784.7	—	784.7
Other investments	5,942.2	179.8	6,122.0
Total invested assets	76,339.5	18,795.9	95,135.4
Cash and cash equivalents	3,085.1	1,762.9	4,848.0
Total invested assets and cash	$79,424.6	$20,558.8	$99,983.4

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

	For the three months ended March 31,
	2023		2022		Increase (decrease)
	Yield	Amount	Yield	Amount	Yield	Amount

	($ in millions)
Fixed maturities	4.7%	$628.0	3.6%	$655.1	1.1%	$(27.1)
Equity securities (1)	4.5	19.3	(0.7)	(3.9)	5.2	23.2
Mortgage loans — commercial	3.9	137.1	3.7	153.3	0.2	(16.2)
Mortgage loans — residential	5.3	50.8	5.2	46.2	0.1	4.6
Real estate	6.0	34.2	12.2	64.6	(6.2)	(30.4)
Policy loans	4.9	9.7	5.0	9.5	(0.1)	0.2
Cash and cash equivalents	5.4	41.7	0.3	1.6	5.1	40.1
Other investments	7.9	120.2	16.1	231.3	(8.2)	(111.1)
Total	4.9	1,041.0	4.3	1,157.7	0.6	(116.7)
Investment expenses	(0.3)	(54.3)	(0.1)	(32.2)	(0.2)	(22.1)
Net investment income	4.6%	$986.7	4.2%	$1,125.5	0.4%	$(138.8)
(1)	Negative in 2022 due to negative market performance on non-OPEB mutual funds and required regulatory investments.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Net investment income decreased primarily due to impacts of the second quarter 2022 Reinsurance Transaction and lower inflation-based investment returns on Latin America average invested assets. These decreases were partially offset by higher fixed maturity yields in our U.S. operations and favorable relative market performance on required regulatory investments.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains (losses) for the periods indicated.

	For the three months ended March 31,
			Increase
	2023	2022	(decrease)

	(in millions)
Fixed maturities, available-for-sale – credit losses, including credit sales (1)	$(11.5)	$(6.1)	$(5.4)
Commercial mortgage loans – credit losses	(2.7)	(20.2)	17.5
Other – credit gains	—	0.6	(0.6)
Fixed maturities, available-for-sale and trading – noncredit	(6.9)	38.8	(45.7)
Derivatives and related hedge activities	(40.5)	15.7	(56.2)
Other losses	(4.4)	(165.4)	161.0
Net realized capital losses (2)	$(66.0)	$(136.6)	$70.6
(1)	Includes credit sales, adjustments to the credit loss valuation allowance, write-offs and recoveries on available-for-sale securities.
(2)	Net realized capital gains (losses) can be volatile due to credit losses from invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Net realized capital losses decreased primarily due to reduced losses from corporate impairments, gains versus losses on equity securities and sponsored investment funds due to equity market improvement, and reduced losses on interest rate swaps not designated as hedging instruments due to a decrease in rates. These decreases were partially offset by net losses in 2023 versus net gains in 2022 on the sale of available-for-sale fixed maturity securities.

U.S. Investment Operations

In the following sections, we provide details about U.S. Investment Operations, excluding investments held as part of the coinsurance with funds withheld agreement. We believe the details of the composition of our investment portfolio excluding the funds withheld are most relevant to an understanding of our operations that are pertinent to investors because all funds withheld assets support obligations and liabilities relating to the Reinsurance Transaction. Guidelines are in place to ensure the investment risk associated with these fund withheld assets are appropriately managed. See Footnote 10, Reinsurance, for further information on the funds withheld assets.

Of our invested assets, $70,833.2 million were held by our U.S. operations as of March 31, 2023. Our U.S. invested assets are managed primarily by Principal Global Investors. Our Investment Committee, appointed by our Board, is responsible for establishing investment policies and monitoring risk limits and tolerances. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect customers’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

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

We purchase credit default swaps to hedge certain credit exposures in our investment portfolio. We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $130.0 million as of both March 31, 2023 and December 31, 2022. We sell credit default swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 4, Derivative Financial Instruments” under the caption, “Credit Derivatives Sold.”

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

	Weighted average loan-to-value ratio		Debt service coverage ratio
	March 31, 2023	December 31, 2022	March 31, 2023		December 31, 2022
New mortgages	37%	50%	1.1	x	2.3	x
Entire mortgage portfolio	46%	46%	2.5	x	2.5	x

We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, were $2,265.9 million and 4.1%, respectively, as of March 31, 2023, and $2,539.0 million and 3.9%, respectively, as of December 31, 2022. In addition, the amortized cost and weighted average yield of RMBS, residential collateralized mortgage obligations, and asset-backed securities - home equity with material prepayment risk were $6,224.2 million and 3.3%, respectively, as of March 31, 2023, and $5,546.1 million and 2.9%, respectively, as of December 31, 2022.

Our investment decisions and objectives are a function of the underlying risks and product profiles of each primary business operation. In addition, we diversify our product portfolio offerings to include products that contain features that will protect us against fluctuations in interest rates. Those features include adjustable crediting rates, policy surrender charges and market value adjustments on liquidations. For further information on our management of interest rate risk, see Item 3 “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

Overall Composition of U.S. Invested Assets

As shown in the following table, the major categories of U.S. invested assets are fixed maturities and mortgage loans.

	March 31, 2023		December 31, 2022
	Carrying amount	% of total	Carrying amount	% of total

	($ in millions)
Fixed maturities	$46,580.5	66%	$44,745.4	65%
Equity securities	528.7	1	532.2	1
Mortgage loans	16,826.4	24	16,866.3	25
Real estate	2,297.6	3	2,237.4	3
Policy loans	771.9	1	770.2	1
Other investments	3,828.1	5	3,745.7	5
Total invested assets	70,833.2	100%	68,897.2	100%
Cash and cash equivalents	2,904.7		2,894.5
Total invested assets and cash	$73,737.9		$71,791.7

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities.

Fixed maturities were diversified by category of issuer, as shown in the following table for the periods indicated.

	March 31, 2023		December 31, 2022
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total

	($ in millions)
U.S. government and agencies	$1,464.5	3%	$1,432.4	3%
Non-U.S. governments	395.1	1	400.0	1
States and political subdivisions	4,484.3	10	4,544.9	10
Corporate - public	15,648.0	34	15,661.4	35
Corporate - private	9,897.0	21	9,144.4	20
Residential mortgage-backed pass-through securities	2,744.5	6	2,172.3	5
Commercial mortgage-backed securities	3,944.0	8	3,861.9	9
Residential collateralized mortgage obligations	2,858.0	6	2,666.9	6
Asset-backed securities	5,145.1	11	4,861.2	11
Total fixed maturities	$46,580.5	100%	$44,745.4	100%

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 14% of total fixed maturities as of both March 31, 2023 and December 31, 2022. It is comprised of corporate and foreign government fixed maturities.

	March 31, 2023	December 31, 2022

	(in millions)
European Union	$1,731.1	$1,547.7
Australia/New Zealand	1,353.9	1,283.4
United Kingdom	1,053.5	1,167.4
Latin America	1,004.1	1,023.3
Asia-Pacific	610.7	584.7
Middle East and Africa	466.6	424.5
Europe, non-European Union	264.4	302.5
Other	138.1	137.3
Total	$6,622.4	$6,470.8

International fixed maturities exposure is determined by the country of risk of the obligor entity. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of March 31, 2023 and December 31, 2022, our investments in Canada totaled $995.2 million and $982.9 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The top 10 exposures comprised 4.8% of single-name credit fixed maturity exposures as of both March 31, 2023 and December 31, 2022.

Fixed Maturities Valuation and Credit Quality. Valuation techniques for the fixed maturities portfolio vary by security type and the availability of market data. The use of different pricing techniques and their assumptions could produce different financial results. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 16, Fair Value Measurements” for further details regarding our pricing methodology. Once prices are determined, they are reviewed by pricing analysts for reasonableness based on asset class and observable market data. Investment analysts who are familiar with specific securities review prices for reasonableness through direct interaction with external sources, review of recent trade activity or use of internal models. All fixed maturities placed on the “watch list” are periodically analyzed by investment analysts. These analysts periodically meet with the Chief Investment Officer and the Portfolio Managers to determine reasonableness of the analysts’ prices. The valuation of bonds for which a credit loss exists and there is no quoted price is typically based on relative value analysis and the present value of the future cash flows expected to be received. Although we believe these values reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other market factors involve qualitative and unobservable inputs.

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

	March 31, 2023			December 31, 2022
			Percent of			Percent of
	Amortized	Carrying	carrying	Amortized	Carrying	carrying
NAIC designation	cost	amount	amount	cost	amount	amount

	($ in millions)
1	$33,302.4	$30,481.6	65%	$32,398.0	$29,011.9	65%
2	14,231.0	13,105.9	28	14,143.5	12,735.3	28
3	2,838.3	2,660.9	6	2,871.9	2,656.1	6
4	367.9	312.1	1	357.0	312.1	1
5	10.6	4.3	—	15.3	14.5	—
6	20.0	15.7	—	20.2	15.5	—
Total fixed maturities	$50,770.2	$46,580.5	100%	$49,805.9	$44,745.4	100%

Fixed maturities included 50 securities with an amortized cost of $590.0 million, gross gains of $14.4 million, gross losses of $2.9 million and a carrying amount of $601.5 million as of March 31, 2023, that were still pending a review and assignment of a designation by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, we will always have securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent designation is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities. As of March 31, 2023, based on amortized cost, 98% of our CMBS portfolio had an NAIC designation of 1.

The following table presents our exposure by credit quality based on NAIC designations for our CMBS portfolio as of the periods indicated.

	March 31, 2023		December 31, 2022
	Amortized	Carrying	Amortized	Carrying
NAIC designation	cost	amount	cost	amount

	(in millions)
1	$4,359.8	$3,882.6	$4,340.6	$3,801.5
2	71.2	56.9	70.8	55.8
3	2.2	1.9	2.2	1.9
4	3.9	2.3	3.9	2.4
5	—	—	—	—
6	0.6	0.3	0.6	0.3
Total (1)	$4,437.7	$3,944.0	$4,418.1	$3,861.9
(1)	The CMBS portfolio included agency CMBS with a $468.0 million amortized cost and a $437.8 million carrying amount as of March 31, 2023, and a $508.4 million amortized cost and a $473.0 million carrying amount as of December 31, 2022.

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

	March 31, 2023	December 31, 2022

	($ in millions)
Total fixed maturities	$46,580.5	$44,745.4
Problem fixed maturities (1)	$21.0	$20.9
Potential problem fixed maturities	47.9	21.8
Total problem, potential problem and restructured fixed maturities	$68.9	$42.7
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	0.15%	0.10%
(1)	The problem fixed maturities carrying amount is net of the credit loss valuation allowance.

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

The net realized loss relating to the change in the allowance for credit loss and credit related sales of fixed maturities was $15.7 million and $5.0 million for the three months ended March 31, 2023 and 2022, respectively.

Fixed Maturities Available-for-Sale

The following tables present our fixed maturities available-for-sale by industry category, as of the periods indicated.

	March 31, 2023
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount

	(in millions)
Finance — Banking	$2,337.6	$4.6	$207.4	$—	$2,134.8
Finance — Brokerage	716.0	4.5	77.8	—	642.7
Finance — Finance Companies	355.7	(0.2)	55.8	—	299.7
Finance — Financial Other	1,298.9	13.2	151.6	—	1,160.5
Finance — Insurance	1,882.6	34.8	167.1	—	1,750.3
Finance — Real estate investment trusts (“REITs”)	1,778.0	0.2	222.6	—	1,555.6
Industrial — Basic Industry	1,269.4	18.9	98.0	—	1,190.3
Industrial — Capital Goods	1,485.4	11.7	126.4	—	1,370.7
Industrial — Communications	2,274.2	61.0	185.2	—	2,150.0
Industrial — Consumer Cyclical	1,225.7	6.1	126.8	—	1,105.0
Industrial — Consumer Non-Cyclical	3,324.0	25.9	229.9	—	3,120.0
Industrial — Energy	1,943.0	53.3	129.8	—	1,866.5
Industrial — Other	821.1	3.5	52.3	—	772.3
Industrial — Technology	1,375.9	5.9	118.3	—	1,263.5
Industrial — Transportation	1,591.4	7.4	148.1	—	1,450.7
Utility — Electric	2,894.0	25.0	329.4	—	2,589.6
Utility — Natural Gas	389.6	1.5	51.6	—	339.5
Utility — Other	379.0	—	60.6	—	318.4
Government guaranteed	168.9	11.4	15.1	—	165.2
Total corporate securities	27,510.4	288.7	2,553.8	—	25,245.3

Residential mortgage-backed pass-through securities	2,881.0	16.3	163.8	—	2,733.5
Commercial mortgage-backed securities	4,359.0	—	493.7	—	3,865.3
Residential collateralized mortgage obligations	3,256.5	5.0	405.7	0.1	2,855.7
Asset-backed securities — Home equity (1)	71.2	3.2	4.2	—	70.2
Asset-backed securities — All other	1,833.9	0.5	102.9	—	1,731.5
Collateralized debt obligations — Credit	16.8	—	5.6	—	11.2
Collateralized debt obligations — CMBS	—	0.2	—	—	0.2
Collateralized debt obligations — Loans	3,396.7	1.7	99.0	—	3,299.4
Total mortgage-backed and other asset-backed securities	15,815.1	26.9	1,274.9	0.1	14,567.0

U.S. government and agencies	1,406.5	1.4	72.6	—	1,335.3
States and political subdivisions	5,066.5	18.9	605.8	—	4,479.6
Non-U.S. governments	411.3	20.7	39.1	—	392.9
Total fixed maturities, available-for-sale	$50,209.8	$356.6	$4,546.2	$0.1	$46,020.1
(1)	This exposure is all related to sub-prime mortgage loans.

	December 31, 2022
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount

	(in millions)
Finance — Banking	$2,396.8	$3.7	$234.6	$—	$2,165.9
Finance — Brokerage	667.3	1.6	88.4	—	580.5
Finance — Finance Companies	338.6	—	61.9	—	276.7
Finance — Financial Other	1,120.5	1.5	162.6	—	959.4
Finance — Insurance	1,882.8	27.2	190.9	—	1,719.1
Finance — REITs	1,785.4	0.4	237.6	—	1,548.2
Industrial — Basic Industry	1,220.6	10.6	116.7	—	1,114.5
Industrial — Capital Goods	1,518.7	5.5	158.5	—	1,365.7
Industrial — Communications	2,286.8	47.4	219.1	—	2,115.1
Industrial — Consumer Cyclical	1,216.9	5.5	135.0	—	1,087.4
Industrial — Consumer Non-Cyclical	3,329.2	15.4	292.9	—	3,051.7
Industrial — Energy	1,872.0	39.9	159.2	—	1,752.7
Industrial — Other	807.9	0.7	65.9	—	742.7
Industrial — Technology	1,392.8	2.6	153.1	—	1,242.3
Industrial — Transportation	1,637.0	5.4	176.2	—	1,466.2
Utility — Electric	2,886.8	17.8	382.2	—	2,522.4
Utility — Natural Gas	389.3	0.7	58.9	—	331.1
Utility — Other	359.8	—	66.3	—	293.5
Government guaranteed	171.8	10.3	13.3	—	168.8
Total corporate securities	27,281.0	196.2	2,973.3	—	24,503.9

Residential mortgage-backed pass-through securities	2,348.8	5.8	187.6	—	2,167.0
Commercial mortgage-backed securities	4,334.7	—	556.2	—	3,778.5
Residential collateralized mortgage obligations	3,113.8	2.6	451.8	0.1	2,664.5
Asset-backed securities — Home equity (1)	73.5	1.6	2.9	—	72.2
Asset-backed securities — All other	1,662.1	—	125.2	—	1,536.9
Collateralized debt obligations — Credit	16.8	—	5.2	—	11.6
Collateralized debt obligations — CMBS	—	0.3	—	—	0.3
Collateralized debt obligations — Loans	3,264.7	1.1	108.9	—	3,156.9
Total mortgage-backed and other asset-backed securities	14,814.4	11.4	1,437.8	0.1	13,387.9

U.S. government and agencies	1,443.9	0.1	90.2	—	1,353.8
States and political subdivisions	5,281.8	9.8	751.4	—	4,540.2
Non-U.S. governments	423.0	18.8	44.0	—	397.8
Total fixed maturities, available-for-sale	$49,244.1	$236.3	$5,296.7	$0.1	$44,183.6
(1)	This exposure is all related to sub-prime mortgage loans.

Of the $4,546.2 million in gross unrealized losses as of March 31, 2023, $8.7 million in losses were attributed to securities scheduled to mature in one year or less, $308.2 million attributed to securities scheduled to mature between one to five years, $861.3 million attributed to securities scheduled to mature between five to ten years, $2,093.1 million attributed to securities scheduled to mature after ten years and $1,274.9 million related to mortgage-backed and other ABS that are not classified by maturity year. As of March 31, 2023, we were in a $4,189.6 million net unrealized loss position as compared to a $5,060.4 million net unrealized loss position as of December 31, 2022. The $870.8 million decrease in net unrealized loss for the three months ended March 31, 2023, can be attributed to a decrease in interest rates and tightening of credit spreads.

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

The following table presents our fixed maturities available-for-sale by investment grade and below investment grade as of the periods indicated.

	March 31, 2023					December 31, 2022
		Gross	Gross	Allowance			Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount	cost	gains	losses	loss	amount

	(in millions)
Investment grade:
Public	$37,785.6	$297.6	$3,329.3	$0.1	$34,753.8	$37,338.9	$217.2	$3,951.8	$0.1	$33,604.2
Private	9,320.3	47.9	962.0	—	8,406.2	8,752.7	11.2	1,070.8	—	7,693.1
Below investment grade:
Public	1,664.3	7.4	228.2	—	1,443.5	1,728.2	5.5	245.3	—	1,488.4
Private	1,439.6	3.7	26.7	—	1,416.6	1,424.3	2.4	28.8	—	1,397.9
Total fixed maturities, available-for-sale	$50,209.8	$356.6	$4,546.2	$0.1	$46,020.1	$49,244.1	$236.3	$5,296.7	$0.1	$44,183.6

Included in the public category as of March 31, 2023 and December 31, 2022, were $11,423.5 million and $10,829.2 million, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

The following tables present the fair value and the gross unrealized losses on our fixed maturities available-for-sale for which an allowance for credit loss has not been recorded by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2023 and December 31, 2022, respectively.

	March 31, 2023
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$745.9	$22.4	$392.4	$50.3	$1,138.3	$72.7
Non-U.S. governments	147.7	11.4	97.4	27.7	245.1	39.1
States and political subdivisions	2,000.3	176.4	1,816.3	429.3	3,816.6	605.7
Corporate	10,684.4	697.4	9,939.5	1,856.4	20,623.9	2,553.8
Residential mortgage-backed pass-through securities	611.5	16.1	1,111.7	147.7	1,723.2	163.8
Commercial mortgage-backed securities	638.8	42.2	3,069.1	450.0	3,707.9	492.2
Collateralized debt obligations (2)	880.2	17.6	2,174.6	87.0	3,054.8	104.6
Other debt obligations	1,270.0	62.6	2,752.4	450.0	4,022.4	512.6
Total fixed maturities, available-for-sale	$16,978.8	$1,046.1	$21,353.4	$3,498.4	$38,332.2	$4,544.5
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

	December 31, 2022
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$1,142.3	$48.4	$181.5	$41.8	$1,323.8	$90.2
Non-U.S. governments	253.1	38.1	17.2	6.1	270.3	44.2
States and political subdivisions	3,703.9	625.8	382.6	125.6	4,086.5	751.4
Corporate	18,548.4	2,352.8	2,407.8	620.4	20,956.2	2,973.2
Residential mortgage-backed pass-through securities	1,149.9	88.7	573.5	104.5	1,723.4	193.2
Commercial mortgage-backed securities	2,720.5	352.4	986.6	201.8	3,707.1	554.2
Collateralized debt obligations (2)	1,813.1	63.9	1,207.2	50.1	3,020.3	114.0
Other debt obligations	1,976.3	197.6	1,895.6	377.0	3,871.9	574.6
Total fixed maturities, available-for-sale	$31,307.5	$3,767.7	$7,652.0	$1,527.3	$38,959.5	$5,295.0
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

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

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 25% and 26% of our commercial mortgage loan portfolio before valuation allowance as of March 31, 2023 and December 31, 2022, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The typical borrower in our commercial mortgage loan portfolio is a single purpose entity or single asset entity. As of March 31, 2023 and December 31, 2022, the total number of commercial mortgage loans outstanding were 603 and 656, of which 40% and 43% were for loans with principal balances less than $10.0 million as of March 31, 2023 and December 31, 2022, respectively. The average loan size of our commercial mortgage portfolio was $22.4 million and $20.7 million as of March 31, 2023 and December 31, 2022, respectively.

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

We had two problem commercial mortgage loans with a carrying amount of $44.4 million for which we had a valuation allowance of $28.3 million as of March 31, 2023. We also had two problem commercial mortgage loan with a carrying amount of $43.8 million for which we also had a valuation allowance of $28.3 million as of December 31, 2022.

	March 31, 2023	December 31, 2022

	($ in millions)

Total commercial mortgage loans	$13,447.2	$13,487.5
Restructured problem commercial mortgage loans	16.1	15.5
Total problem, potential problem and restructured commercial mortgage loans	$16.1	$15.5
Total problem, potential problem and restructured commercial mortgage loans as a percent of total commercial mortgage loans	0.12%	0.11%

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

Real Estate

Real estate consists primarily of commercial equity real estate. As of March 31, 2023 and December 31, 2022, the carrying amount of our equity real estate investment was $2,297.6 million and $2,237.4 million, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale. The carrying value of real estate held for investment is generally adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized capital losses in our consolidated results of operations. No such impairment adjustments were recorded for the three months ended March 31, 2023 or for the year ended December 31, 2022.

Once we identify a real estate property to be sold and it is probable that it will be sold, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. The valuation allowance did not change for the three months ended March 31, 2023 or for the year ended December 31, 2022.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country. As of March 31, 2023, our largest equity real estate portfolio concentration was in the Pacific (44%) region of the United States. By property type, our largest concentrations were in Apartments (36%) and Industrial (31%) as of March 31, 2023.

Other Investments

Our other investments totaled $3,828.1 million as of March 31, 2023, compared to $3,745.7 million as of December 31, 2022. Other investments include interests in unconsolidated entities, which include real estate properties owned jointly with venture partners and operated by the partners; sponsored investment funds; the cash surrender value of company owned and trust owned life insurance; derivative assets and other investments.

International Investment Operations

Of our invested assets, $7,924.7 million were held by our Principal International operations as of March 31, 2023. The assets are primarily managed by the local Principal International affiliate. Due to the regulatory constraints in each location, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets is fixed maturities. The following table excludes invested assets of the separate accounts.

	March 31, 2023		December 31, 2022
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total

	($ in millions)
Fixed maturities	$3,269.4	41%	$3,110.9	42%
Equity securities	1,204.3	15	1,165.4	16
Mortgage loans	1,042.0	13	952.7	13
Real estate	2.5	—	2.3	—
Policy loans	16.1	—	14.5	—
Other investments:
Direct financing leases	716.5	9	664.4	9
Investment in unconsolidated operating entities	1,139.5	15	1,092.3	14
Derivative assets and other investments	534.4	7	439.8	6
Total invested assets	7,924.7	100%	7,442.3	100%
Cash and cash equivalents	213.4		190.6
Total invested assets and cash	$8,138.1		$7,632.9

Regulations in certain locations require investment in the funds we manage. These required regulatory investments are classified as equity securities within our consolidated statements of financial position, with all mark-to-market changes reflected in net investment income. Our investment is primarily dictated by client activity and all investment performance is retained by us.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

Interest rate risk is the risk of economic losses due to adverse changes in interest rates. Interest rate risk arises primarily from our holdings in interest sensitive assets and liabilities. Changes in interest rates impact numerous aspects of our operations, including but not limited to:

●	yield on our invested assets;
●	rate of interest we credit to contractholder account balances;
●	timing of cash flows on assets and liabilities containing embedded prepayment options;
●	cost of hedging our GMWB rider;
●	discount rate used in valuing our liability for future policy benefits for long-duration insurance and annuity contracts;
●	discount rate used in valuing our pension and OPEB obligations;
●	statutory reserve and capital requirements;
●	asset-based fees earned on the fixed income assets we manage;
●	interest expense on our long-term borrowings;
●	fair value of intangible assets in our reporting units and
●	fair value of financial assets and liabilities held at fair value on our consolidated statements of financial position.

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

Impact of Changes in Long-Term Interest Rate Assumptions

We use long-term interest rate assumptions to calculate MRBs, certain reserves and benefit plan obligations in accordance with U.S. GAAP. In setting these assumptions, we consider a variety of factors, including historical experience, emerging trends and future expectations. We evaluate our assumptions on at least an annual basis. Due to the long-term nature of our assumptions, we generally do not revise our assumptions in response to short-term fluctuations in market interest rates. However, we will consider revising our assumptions if a significant change occurs in the factors noted above.

A reduction in our long-term interest rate assumptions may result in increases in MRB liabilities and certain reserves.

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

An increase in investment income, which may be partially or fully offset by an increase in the interest we credit on contractholder account balances
An increase in the cost of hedging our GMWB rider	A decrease in the cost of hedging our GMWB rider
An increase in MRB liabilities and certain reserves	A decrease in MRB liabilities and certain reserves
A reduction in the discount rate used to measure reserves for long-duration insurance and annuity contracts, leading to an increase in our reserves	An increase in the discount rate used to measure reserves for long-duration insurance and annuity contracts, leading to a decrease in our reserves

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
A reduction in the fair value of intangible assets in our reporting units, potentially leading to an impairment of goodwill or other intangible assets

We estimate a hypothetical 100 basis point immediate, parallel decrease in U.S. interest rates would impact segment pre-tax operating earnings between (1)% and 1% over the next 12 months. This estimate reflects the impact of routine management actions in response to changes in interest rates, such as reducing the interest rates we credit on contractholder account balances, but does not reflect the impact of other actions management may consider, such as curtailing sales of certain products.

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

If market rates increase rapidly, policy surrenders, withdrawals and requests for policy loans may increase as customers seek to achieve higher returns. Excess lapses may result in an acceleration of amortization for our DAC and other actuarial balances. We may be required to sell assets to raise the cash necessary to respond to such surrenders, withdrawals and loans, thereby realizing capital losses on the assets sold.

Guaranteed Minimum Interest Rate Exposure. The following table provides detail on the differences between the interest rates being credited to contractholders as of March 31, 2023, and the respective GMIRs. Amounts for contracts without significant fee revenues such as GICs, funding agreements, retail fixed income annuities and guaranteed pension contracts are excluded. Additionally, amounts for contracts that are reinsured as part of the Reinsurance Transaction are also excluded. Account values are broken down by GMIR level within the Retirement and Income Solutions and Benefits and Protection segments.

	Account values (1)
		Excess of crediting rates over GMIR:
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total

	($ in millions)
Guaranteed minimum interest rate
Retirement and Income Solutions
Up to 1.00%	$29.2	$3.9	$128.5	$1,119.4	$685.6	$1,966.6
1.01% - 2.00%	3.5	524.9	5,995.9	1,653.0	279.1	8,456.4
2.01% - 3.00%	327.0	0.1	0.7	0.5	—	328.3
3.01% - 4.00%	7.7	—	—	—	—	7.7
4.01% and above	18.5	—	—	—	—	18.5
Subtotal	385.9	528.9	6,125.1	2,772.9	964.7	10,777.5

Benefits and Protection
Up to 1.00%	—	1.7	16.2	—	1.2	19.1
1.01% - 2.00%	—	—	4.2	261.1	132.8	398.1
2.01% - 3.00%	64.8	185.9	191.3	61.0	0.4	503.4
3.01% - 4.00%	1,642.8	27.9	29.3	26.6	3.2	1,729.8
4.01% and above	39.7	10.9	3.4	1.5	—	55.5
Subtotal	1,747.3	226.4	244.4	350.2	137.6	2,705.9

Total	$2,133.2	$755.3	$6,369.5	$3,123.1	$1,102.3	$13,483.4
Percentage of total	15.8%	5.6%	47.2%	23.2%	8.2%	100.0%
(1)	Includes only the account values, net of policy loans, for products with GMIRs and discretionary crediting rates, excluding amounts for contracts that are reinsured as part of the Reinsurance Transaction.

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

We estimate a hypothetical 100 basis point immediate, parallel increase in interest rates would reduce the net reported fair value of our financial assets and derivatives by $2,490.7 million as of March 31, 2023, compared to $2,446.9 million as of December 31, 2022. This estimate only reflects the change in fair value for financial assets and derivatives reported at fair value on our consolidated statements of financial position. Assets and liabilities not reported at fair value on our consolidated statements of financial position – including mortgage loans, liabilities relating to insurance contracts, investment contracts, debt and bank deposits – are excluded from this sensitivity analysis. We believe the excluded liability items would economically serve as a partial offset to the net interest rate risk of the financial instruments included in the sensitivity analysis. Separate account assets and liabilities are also excluded from this estimate, as any interest rate risk is borne by the holder of the separate account. Assets backing reserves as part of a coinsurance with funds withheld agreement are excluded from this estimate, as any interest rate risk is passed to the reinsurer. For more information on fair value measurements, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Fair Value Measurements” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The plan fiduciaries use a Dynamic Asset Allocation strategy for our qualified defined benefit pension plan, which strategically allocates an increasing portion of the assets of the pension plan to fixed income securities as the funding status improves. The intended purpose of using the Dynamic Asset Allocation strategy is that the expected change in the value of the plan assets and the change in pension benefit obligation due to market movements are more likely to have more correlation versus a static allocation of assets between categories. For more information see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefit Plans” and Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Employee and Agent Benefits” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Use of Derivatives to Manage Interest Rate Risk. We use or have used various derivative financial instruments to manage our exposure to fluctuations in interest rates, including interest rate swaps, interest rate options, TBA forwards, bond forwards, treasury forwards, swaptions and futures. We use interest rate swaps, treasury forwards and futures contracts to hedge against changes in the value of the GMWB MRB. We use interest rate swaps and have used TBA forwards primarily to more closely match the interest rate characteristics of assets and liabilities. They can be used to change the sensitivity to the interest rate of specific assets and liabilities as well as an entire portfolio. We use bond forwards to fix the purchase price of a bond at a specified date in the future. We use interest rate options to manage prepayment risks in our assets and minimum guaranteed interest rates and lapse risks in our liabilities. We have purchased swaptions to hedge interest rate exposure for certain assets and liabilities.

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

We estimate as of March 31, 2023, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency-denominated instruments identified above because we effectively hedge foreign currency-denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2022. However, fluctuations in foreign currency exchange rates do affect the translation of segment pre-tax operating earnings and equity of our international operations into our consolidated financial statements.

For our Principal International operations, we estimate a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $281.8 million, or 10.0%, reduction in the total equity excluding noncontrolling interests of our international operations as of March 31, 2023, as compared to an estimated $258.5 million, or 10.0%, reduction as of December 31, 2022. We estimate a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $9.5 million, or 12.0%, reduction in segment pre-tax operating earnings of our international operations for the three months ended March 31, 2023, as compared to an estimated $8.4 million, or 12.0%, reduction for the three months ended March 31, 2022.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. We did not have currency swap agreements associated with foreign-denominated liabilities as of March 31, 2023 and December 31, 2022. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $1,400.7 million and $1,389.8 million as of March 31, 2023 and December 31, 2022, respectively.

With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our Principal International operations had currency swaps with a notional amount of $217.2 million and $244.9 million as of March 31, 2023 and December 31, 2022, respectively. Our Principal International operations also utilized currency forwards with a notional amount of $1,150.0 million and $672.5 million as of March 31, 2023 and December 31, 2022, respectively.

We use currency forwards to hedge certain foreign-denominated investments in our domestic operations and net equity investments in our foreign operations, including certain sponsored investment funds. We held currency forwards with a notional amount of $435.3 million and $450.6 million as of March 31, 2023 and December 31, 2022, respectively. We have used currency options to hedge currency risk associated with expected cash flows from our foreign operations. No currency options were utilized as of March 31, 2023 or December 31, 2022.

Equity Risk

Equity risk is the risk we will incur economic losses due to adverse fluctuations in equity markets. As of March 31, 2023 and December 31, 2022, the fair value of our equity securities was $1,733.3 million and $1,708.6 million, respectively. We estimate a 10% decline in the prices of the equity securities would result in a decline in fair value of our equity securities of $173.3 million as of March 31, 2023, as compared to a decline in fair value of our equity securities of $170.9 million as of December 31, 2022.

We are also exposed to the risk that asset-based fees decrease as a result of declines in assets under management due to changes in investment prices and the risk that asset management fees calculated by reference to performance could be lower.

We also have equity risk associated with (1) universal life contracts that credit interest to customers based on changes in an external equity index; (2) variable annuity contracts that have a GMWB rider that allows the customer to make withdrawals of a specified annual amount, either for a fixed number of years or for the lifetime of the customer, even if the account value is reduced to zero; (3) variable annuity contracts that have a GMDB that allows the death benefit to be paid, even if the account value has fallen below the GMDB amount and (4) investment contracts in which the return is subject to minimum contractual guarantees. We are also subject to equity risk based upon the assets that support our employee benefit plans. For further discussion of equity risk associated with these plans, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefit Plans” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Use of Derivatives to Manage Equity Risk. We economically hedge the universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product’s profile or selling options to offset existing exposures. We economically hedged the GMWB exposure, which includes interest rate risk and equity risk, using futures, options, treasury forwards and interest rate swaps with notional amounts of $1,615.8 million, $1,365.6 million, $4,265.1 million, and $1,661.2 million, respectively, as of March 31, 2023, and notional amounts of $1,451.6 million, $1,400.7 million, $4,280.1 million, and $1,818.0 million, respectively, as of December 31, 2022. The fair value of both MRBs and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

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

Our Chief Executive Officer, Daniel J. Houston, and our Chief Financial Officer, Deanna D. Strable-Soethout, have reviewed and evaluated our disclosure controls and procedures as of March 31, 2023, and have concluded our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

We had no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure concerning legal proceedings can be found in Part I, Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 14, Contingencies, Guarantees and Indemnifications” under the caption, “Litigation and Regulatory Contingencies,” which is incorporated here by this reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, consideration should be given to the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. If any of those factors were to occur, they could materially adversely affect our business, financial condition or future results, and could cause actual results to differ materially from those expressed in forward-looking statements in this report. We have not had material changes with respect to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents the amount of our common share purchase activity for the periods indicated.

				Maximum dollar
			Total number of	value of shares
			shares purchased	that may yet be
	Total number of	Average	as part of publicly	purchased under
	shares	price paid	announced	the programs (in
Period	purchased (1)	per share	programs	millions) (2)
January 1, 2023 - January 31, 2023	673,543	$87.99	673,543	$930.0
February 1, 2023 - February 28, 2023	907,130	$89.61	580,602	$877.7
March 1, 2023 - March 31, 2023	547,054	$87.06	449,119	$838.8
Total	2,127,727		1,703,264
(1)	Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.
(2)	In January 2022, our Board of Directors authorized a share repurchase program of up to $1.6 billion of our outstanding common stock, which has no expiration.

Item 6. Exhibits

Incorporated by reference herein
Exhibit Number	Description	Form	File Date
31.1	Certification of Daniel J. Houston
31.2	Certification of Deanna D. Strable-Soethout
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Daniel J. Houston
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Deanna D. Strable-Soethout
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2023 formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: May 3, 2023	By	/s/ Deanna D. Strable-Soethout
Deanna D. Strable-Soethout
Executive Vice President and Chief Financial Officer

Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer