Form 10-Q
period 2023-06-30
PRINCIPAL FINANCIAL GROUP INC
filed 2023-08-02
CIK 1126328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 25, 2023, was 241,714,902.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.

Condensed Consolidated Statements of Financial Position

(Unaudited)

	June 30,	December 31,
	2023	2022
		(As recast)
	(in millions)
Assets
Fixed maturities, available-for-sale	$64,241.8	$62,889.9
Fixed maturities, trading	707.3	760.7
Equity securities (2023 and 2022 include $755.2 million and $740.0 million related to consolidated variable interest entities)	1,830.0	1,708.6
Mortgage loans (2023 and 2022 include $1,107.9 million and $1,179.7 million related to consolidated variable interest entities)	20,409.3	20,629.8
Real estate (2023 and 2022 include $765.1 million and $649.0 million related to consolidated variable interest entities)	2,351.2	2,239.7
Policy loans	807.2	784.7
Other investments (2023 and 2022 include $426.7 million and $375.9 million related to consolidated variable interest entities)	6,445.5	6,122.0
Total investments	96,792.3	95,135.4
Cash and cash equivalents (2023 and 2022 include $42.2 million and $32.4 million related to consolidated variable interest entities)	4,073.9	4,848.0
Accrued investment income	778.1	742.1
Reinsurance recoverable and deposit receivable	20,296.5	21,154.0
Premiums due and other receivables	3,858.2	3,933.3
Deferred acquisition costs	3,949.9	3,948.0
Market risk benefit asset	148.6	109.2
Property and equipment	957.7	996.1
Goodwill	1,638.4	1,598.2
Other intangibles	1,518.3	1,533.3
Separate account assets (2023 and 2022 include $36,179.7 million and $34,193.8 million related to consolidated variable interest entities)	164,210.6	155,375.1
Other assets	964.4	1,205.6
Total assets	$299,186.9	$290,578.3
Liabilities
Contractholder funds (2023 and 2022 include $326.7 million and $334.0 million related to consolidated variable interest entities)	$42,379.9	$42,825.3
Future policy benefits and claims	44,323.5	43,025.3
Market risk benefit liability	136.1	207.4
Other policyholder funds	943.7	911.5
Short-term debt	26.3	80.7
Long-term debt	3,992.9	3,997.0
Income taxes currently payable	7.6	19.2
Deferred income taxes	1,406.0	1,324.2
Separate account liabilities (2023 and 2022 include $36,179.7 million and $34,193.8 million related to consolidated variable interest entities)	164,210.6	155,375.1
Funds withheld payable	19,921.8	20,436.1
Other liabilities (2023 and 2022 include $85.4 million and $86.8 million related to consolidated variable interest entities)	11,182.3	12,096.7
Total liabilities	288,530.7	280,298.5

Redeemable noncontrolling interest (2023 and 2022 include $243.3 million and $235.3 million related to consolidated variable interest entities)	266.7	262.0

Stockholders’ equity
Common stock, par value $0.01 per share; 2,500.0 million shares authorized; 491.8 million and 489.8 million shares issued as of 2023 and 2022; 242.0 million and 243.5 million shares outstanding as of 2023 and 2022	4.9	4.9
Additional paid-in capital	10,831.9	10,740.4
Retained earnings	16,629.9	16,697.3
Accumulated other comprehensive loss	(6,245.2)	(6,879.0)
Treasury stock, at cost (249.8 million and 246.3 million shares as of 2023 and 2022)	(10,877.0)	(10,586.9)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	10,344.5	9,976.7
Noncontrolling interest	45.0	41.1
Total stockholders’ equity	10,389.5	10,017.8
Total liabilities and stockholders’ equity	$299,186.9	$290,578.3

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
		(As recast)		(As recast)
	(in millions, except per share data)
Revenues
Premiums and other considerations	$1,492.7	$1,366.2	$2,941.3	$2,253.6
Fees and other revenues	1,017.6	911.5	2,012.9	2,130.7
Net investment income	988.1	819.9	1,974.8	1,945.4
Net realized capital losses (1)	(72.8)	(189.4)	(138.8)	(326.0)
Net realized capital gains on funds withheld assets (1)	37.8	689.0	118.8	689.0
Change in fair value of funds withheld embedded derivative	93.9	3,067.3	(532.7)	3,067.3
Total revenues	3,557.3	6,664.5	6,376.3	9,760.0
Expenses
Benefits, claims and settlement expenses	1,834.1	1,443.2	3,608.0	2,933.9
Liability for future policy benefits remeasurement (gain) loss	0.7	(213.8)	(4.9)	(200.4)
Market risk benefit remeasurement (gain) loss	(6.9)	104.3	(9.8)	113.2
Dividends to policyholders	23.1	24.5	46.3	47.6
Operating expenses	1,252.7	1,335.7	2,495.6	2,516.7
Total expenses	3,103.7	2,693.9	6,135.2	5,411.0
Income before income taxes	453.6	3,970.6	241.1	4,349.0
Income taxes (benefits)	59.9	836.7	(18.1)	871.9
Net income	393.7	3,133.9	259.2	3,477.1
Net income attributable to noncontrolling interest	4.9	15.2	10.5	19.7
Net income attributable to Principal Financial Group, Inc.	$388.8	$3,118.7	$248.7	$3,457.4

Earnings per common share
Basic earnings per common share	$1.60	$12.35	$1.02	$13.50

Diluted earnings per common share	$1.58	$12.17	$1.01	$13.30
(1)	Includes realized and unrealized gains (losses). See Note 3, Investments, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
		(As recast)		(As recast)
	(in millions)
Net income	$393.7	$3,133.9	$259.2	$3,477.1
Other comprehensive income (loss), net:
Net unrealized gains (losses) on available-for-sale securities	(542.4)	(3,860.9)	535.7	(7,973.1)
Net unrealized losses on derivative instruments	(5.8)	(10.9)	(5.8)	(29.7)
Liability for future policy benefits discount rate remeasurement gain (loss)	509.2	1,309.3	(31.7)	3,828.4
Market risk benefit nonperformance risk remeasurement gain (loss)	(5.6)	60.2	0.4	133.9
Foreign currency translation adjustment	9.9	(268.5)	142.0	(113.4)
Net unrecognized postretirement benefit obligation	(9.1)	8.3	(5.3)	15.0
Other comprehensive income (loss)	(43.8)	(2,762.5)	635.3	(4,138.9)
Comprehensive income (loss)	349.9	371.4	894.5	(661.8)
Comprehensive income attributable to noncontrolling interest	5.0	11.6	12.0	17.5
Comprehensive income (loss) attributable to Principal Financial Group, Inc.	$344.9	$359.8	$882.5	$(679.3)

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders’
	stock	capital	earnings	loss	stock	interest	equity

	(in millions)
Balances as of April 1, 2022 (As recast)	$4.9	$10,402.4	$12,763.0	$(3,461.9)	$(9,679.9)	$55.1	$10,083.6
Common stock issued	—	29.4	—	—	—	—	29.4
Stock-based compensation	—	24.6	(2.9)	—	—	0.2	21.9
Treasury stock acquired, common	—	—	—	—	(197.2)	—	(197.2)
Accelerated share repurchase	—	97.2	—	—	—	—	97.2
Dividends to common stockholders	—	—	(161.7)	—	—	—	(161.7)
Distributions to noncontrolling interest	—	—	—	—	—	(50.9)	(50.9)
Contributions from noncontrolling interest	—	—	—	—	—	2.2	2.2
Adjustments to redemption amount of redeemable noncontrolling interest	—	(0.1)	—	—	—	(0.2)	(0.3)
Adjustment for reinsurance	—	—	—	114.6	—	—	114.6
Net income (1)	—	—	3,118.7	—	—	38.3	3,157.0
Other comprehensive loss (1)	—	—	—	(2,758.9)	—	(2.9)	(2,761.8)
Balances as of June 30, 2022 (As recast)	$4.9	$10,553.5	$15,717.1	$(6,106.2)	$(9,877.1)	$41.8	$10,334.0

Balances as of April 1, 2023	$4.9	$10,790.9	$16,398.8	$(6,201.3)	$(10,775.4)	$42.9	$10,260.8
Common stock issued	—	13.6	—	—	—	—	13.6
Stock-based compensation	—	28.0	(2.8)	—	—	—	25.2
Treasury stock acquired, common	—	—	—	—	(101.6)	—	(101.6)
Dividends to common stockholders	—	—	(154.9)	—	—	—	(154.9)
Distributions to noncontrolling interest	—	—	—	—	—	(1.3)	(1.3)
Contributions from noncontrolling interest	—	—	—	—	—	2.5	2.5
Adjustments to redemption amount of redeemable noncontrolling interest	—	(0.6)	—	—	—	(0.1)	(0.7)
Net income (1)	—	—	388.8	—	—	1.3	390.1
Other comprehensive loss (1)	—	—	—	(43.9)	—	(0.3)	(44.2)
Balances as of June 30, 2023	$4.9	$10,831.9	$16,629.9	$(6,245.2)	$(10,877.0)	$45.0	$10,389.5
(1)	Excludes amounts attributable to redeemable noncontrolling interest. See Note 15, Stockholders’ Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity - continued
(Unaudited)

				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders’
	stock	capital	earnings	loss	stock	interest	equity

	(in millions)
Balances as of January 1, 2022 (As recast)	$4.8	$10,495.0	$12,594.2	$(2,084.1)	$(8,925.8)	$56.4	$12,140.5
Common stock issued	0.1	48.9	—	—	—	—	49.0
Stock-based compensation	—	56.5	(5.8)	—	—	0.2	50.9
Treasury stock acquired, common	—	—	—	—	(951.3)	—	(951.3)
Accelerated share repurchase	—	(42.8)	—	—	—	—	(42.8)
Dividends to common stockholders	—	—	(328.7)	—	—	—	(328.7)
Distributions to noncontrolling interest	—	—	—	—	—	(67.0)	(67.0)
Contributions from noncontrolling interest	—	—	—	—	—	3.7	3.7
Purchase of subsidiary shares from noncontrolling interest (1)	—	(4.3)	—	—	—	(2.4)	(6.7)
Adjustments to redemption amount of redeemable noncontrolling interest	—	0.2	—	—	—	(0.6)	(0.4)
Adjustment for reinsurance	—	—	—	114.6	—	—	114.6
Net income (1)	—	—	3,457.4	—	—	53.1	3,510.5
Other comprehensive loss (1)	—	—	—	(4,136.7)	—	(1.6)	(4,138.3)
Balances as of June 30, 2022 (As recast)	$4.9	$10,553.5	$15,717.1	$(6,106.2)	$(9,877.1)	$41.8	$10,334.0

Balances as of January 1, 2023	$4.9	$10,740.4	$16,697.3	$(6,879.0)	$(10,586.9)	$41.1	$10,017.8
Common stock issued	—	33.4	—	—	—	—	33.4
Stock-based compensation	—	59.4	(5.7)	—	—	0.1	53.8
Treasury stock acquired, common	—	—	—	—	(290.1)	—	(290.1)
Dividends to common stockholders	—	—	(310.4)	—	—	—	(310.4)
Distributions to noncontrolling interest	—	—	—	—	—	(3.4)	(3.4)
Contributions from noncontrolling interest	—	—	—	—	—	3.9	3.9
Purchase of subsidiary shares from noncontrolling interest (1)	—	(1.2)	—	—	—	—	(1.2)
Adjustments to redemption amount of redeemable noncontrolling interest	—	(0.1)	—	—	—	—	(0.1)
Net income (1)	—	—	248.7	—	—	2.4	251.1
Other comprehensive income (1)	—	—	—	633.8	—	0.9	634.7
Balances as of June 30, 2023	$4.9	$10,831.9	$16,629.9	$(6,245.2)	$(10,877.0)	$45.0	$10,389.5
(1)	Excludes amounts attributable to redeemable noncontrolling interest. See Note 15, Stockholders’ Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended
	June 30,
	2023	2022

	(in millions)
Net cash provided by operating activities	$1,797.8	$838.7
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(6,403.2)	(11,819.9)
Sales	3,233.1	8,403.4
Maturities	2,601.8	3,782.3
Mortgage loans acquired or originated	(946.5)	(2,372.0)
Mortgage loans sold or repaid	938.7	1,749.0
Real estate acquired	(95.2)	(116.4)
Real estate sold	1.3	288.4
Net purchases of property and equipment	(52.3)	(51.7)
Net change in other investments	(360.1)	39.0
Net cash used in investing activities	(1,082.4)	(97.9)

Financing activities
Issuance of common stock	33.4	49.0
Accelerated share repurchase	—	(42.8)
Acquisition of treasury stock	(288.9)	(951.3)
Payments for financing element derivatives	(20.4)	(26.1)
Purchase of subsidiary shares from noncontrolling interest	(2.8)	(6.7)
Dividends to common stockholders	(310.4)	(328.7)
Issuance of long-term debt	691.5	—
Principal repayments of long-term debt	(701.2)	(0.9)
Net repayments of short-term borrowings	(59.2)	(6.4)
Investment contract deposits	4,806.9	4,209.9
Investment contract withdrawals	(5,206.1)	(3,476.9)
Net increase (decrease) in banking operation deposits	(432.4)	681.2
Other	0.1	—
Net cash provided by (used in) financing activities	(1,489.5)	100.3
Net increase (decrease) in cash and cash equivalents	(774.1)	841.1
Cash and cash equivalents at beginning of period	4,848.0	2,332.0
Cash and cash equivalents at end of period	$4,073.9	$3,173.1

Supplemental disclosure of non-cash activities:
Asset changes resulting from deconsolidation of residential whole loan securitizations:
Decrease in mortgage loans	$(294.5)	$—
Increase in fixed maturities, available-for-sale	227.4	—
Increase in fixed maturities, trading	8.4	—
Assets transferred in kind for settlement to reinsurer	—	(428.5)

See accompanying notes.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2023
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

Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ended December 31, 2023, especially when considering risks and uncertainties that may impact our business, results of operations, financial condition and liquidity. Our use of estimates and assumptions affect amounts reported and disclosed and includes, but is not limited to, the fair value of investments in the absence of quoted market values, investment impairments and valuation allowances, the fair value of derivatives, the fair value of market risk benefits (“MRBs”), funds withheld embedded derivative, deferred acquisition costs (“DAC”) and other actuarial balances, measurement of goodwill and intangible assets, the liability for future policy benefits and claims, the value of pension and other postretirement benefits and accounting for income taxes and the valuation of deferred tax assets. Our estimates and assumptions could change in the future. Our results of operations and financial condition may also be impacted by other uncertainties including evolving regulatory, legislative and standard-setter accounting interpretations and guidance.

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

During the second quarter of 2022, we closed a coinsurance with funds withheld reinsurance transaction with Talcott Life & Annuity Re, Ltd. (“Talcott Life & Annuity Re”), a limited liability company organized under the laws of the Cayman Islands and an affiliate of Talcott Resolution Life, Inc., a subsidiary of Sixth Street, pursuant to which we ceded our in-force U.S. retail fixed annuity and universal life insurance with secondary guarantee (“ULSG”) blocks of business (the “Reinsurance Transaction”). The economics of the Reinsurance Transaction were effective as of January 1, 2022. As such, we recorded impacts for January through June 2022 in our second quarter 2022 results. See Note 10, Reinsurance, for further details.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

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
June 30, 2023
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
2.
MRBs, which are contracts or contract features that provide protection to the policyholder from capital market risk and expose us to other-than-nominal capital market risk, are measured at fair value. The periodic change in fair value is recognized in net income with the exception of the periodic change in fair value related to our own nonperformance risk, which is recognized in OCI.
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
June 30, 2023
(Unaudited)

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters
4.
Additional disclosures are required, including disaggregated rollforwards of significant insurance liabilities and other account balances as well as disclosures about significant inputs, judgments, assumptions and methods used in measurement.

The guidance for the liability for future policy benefits for traditional and limited-payment contracts and DAC was applied on a modified retrospective basis; that is, to contracts in force as of the beginning of the earliest period presented (January 1, 2021, also referred to as the transition date) based on their existing carrying amounts. An entity could elect to apply the changes retrospectively. The guidance for market risk benefits was applied retrospectively

●
conducting financial dry runs using model output and updated chart of accounts;
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
June 30, 2023
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
June 30, 2023
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

●	Retirement and Income Solutions:
o	Workplace savings and retirement solutions – Group annuity contracts offered to the plan sponsors of defined contribution plans or defined benefit plans
o	Individual variable annuities – Variable deferred annuities and registered index-linked annuities (“RILAs”) offered to individuals for both qualified and nonqualified retirement savings
o	Pension risk transfer – Single premium group annuities offered to pension plan sponsors and other institutions
o	Individual fixed deferred annuities – An exited business that offered single premium deferred annuity contracts and flexible premium deferred annuities (“FPDAs”) to individuals for both qualified and nonqualified retirement savings
o	Individual fixed income annuities – An exited business that offered single premium immediate annuities (“SPIAs”) and deferred income annuities (“DIAs”) to individuals for both qualified and nonqualified retirement savings; also includes supplementary contracts generated by annuitizations from other individual product lines
o	Investment only – Primarily guaranteed investment contracts (“GICs”) and funding agreements offered to retirement plan sponsors and other institutions

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

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
June 30, 2023
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
June 30, 2023
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
June 30, 2023
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
June 30, 2023
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
June 30, 2023
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
June 30, 2023
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
June 30, 2023
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
June 30, 2023
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
June 30, 2023
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

Actuarial Balance Re-Cohorting

In 2021, we completed a comprehensive review of our business mix and capital management options (the “Strategic Review”). We made the decision to exit our U.S. retail ULSG business. The ULSG business was previously managed together with our other universal life (“UL”) business within our Benefits and Protection segment. As such, calculations of actuarial balances included UL and ULSG in the same cohorts, which are the unit of account used for measurement. As a result of the Strategic Review, we made the decision in the second quarter of 2022 to manage the ULSG business separately from our other UL business effective as of January 1, 2022. This led to us re-cohorting the UL business, resulting in separate cohorts for the ULSG business vs. the remaining UL business.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

The re-cohorting impacted the measurement of our cost of reinsurance and additional liability for certain benefit features. The pre-tax impacts to comprehensive income were as follows:

For the three and
six months ended
June 30, 2022
(in millions)
Increase to income before taxes
Cost of reinsurance amortization (1)	$33.7
Change in additional liability for certain benefit features (1)	167.4
Total increase to income before income taxes	201.1

Increase to pre-tax other comprehensive income
Cost of reinsurance gains (losses)	(2.1)
Change in additional liability for certain benefit features unrealized gains	7.8
Total increase to pre-tax other comprehensive income	5.7

Total increase to pre-tax comprehensive income	$206.8
(1)	Reported in liability for future policy benefits remeasurement (gain) loss.

2. Variable Interest Entities

We have relationships with various types of entities which may be VIEs. Certain VIEs are consolidated in our financial results. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Consolidation” for further details of our consolidation accounting policies. We did not provide financial or other support to investees designated as VIEs for the periods ended June 30, 2023 and December 31, 2022.

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
June 30, 2023
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

Residential Mortgage Loans

We invest in asset-backed securities (“ABS”) trusts. The trusts issue various collateralized mortgage obligation certificates and purchase residential mortgage loans. The trusts are considered VIEs due to insufficient equity to sustain themselves. We concluded we are the primary beneficiary as we purchase substantially all of the certificates and have the obligation to absorb losses that could potentially be significant to the VIEs. We deconsolidated trusts during the second quarter of 2023 and the fourth quarter of 2022 as we no longer held substantially all of the certificates.

Other Loans

In the second quarter of 2023, we committed to an ABS limited partnership. As of June 30, 2023, the amount of unfunded commitments was $250.0 million. The limited partnership will issue multiple notes and purchase consumer loans, auto loans and other loans. The limited partnership is considered a VIE due to insufficient equity to sustain itself. We concluded that we are the primary beneficiary as we will purchase all of the notes and have the obligation to absorb losses and residual returns that could potentially be significant to the VIE.

Assets and Liabilities of Consolidated Variable Interest Entities

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	June 30, 2023		December 31, 2022
	Total	Total	Total	Total
	assets	liabilities	assets	liabilities

	(in millions)
Mandatory retirement savings funds (1)	$36,884.3	$36,506.7	$34,876.9	$34,528.3
Real estate (2)	820.9	59.5	689.6	42.2
Sponsored investment funds (3)	514.1	5.2	471.4	2.6
Residential mortgage loans (4)	1,111.3	23.2	1,182.6	41.8
Total	$39,330.6	$36,594.6	$37,220.5	$34,614.9
(1)	The assets of the mandatory retirement savings funds primarily include separate account assets and equity securities. The liabilities primarily include separate account liabilities and contractholder funds.
(2)	The assets of the real estate VIEs primarily include real estate, other investments and cash. Liabilities primarily include other liabilities.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

(3)	The assets of sponsored investment funds are primarily fixed maturities and equity securities, certain of which are reported with other investments, and cash. The consolidated statements of financial position included a $243.3 million and $235.3 million redeemable noncontrolling interest for sponsored investment funds as of June 30, 2023 and December 31, 2022, respectively.
(4)	The assets of the residential mortgage loans VIEs primarily include residential mortgage loans. The liabilities primarily include other liabilities.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to
	Asset carrying value	loss (1)

	(in millions)
June 30, 2023
Fixed maturities, available-for-sale:
Corporate	$242.1	$254.6
Residential mortgage-backed pass-through securities	2,570.1	2,760.5
Commercial mortgage-backed securities	4,776.0	5,491.1
Collateralized debt obligations (2)	5,021.3	5,204.0
Other debt obligations	7,424.8	8,802.2
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	10.7	10.7
Commercial mortgage-backed securities	60.9	60.9
Collateralized debt obligations (2)	3.8	3.8
Other debt obligations	37.4	37.4
Equity securities	115.0	115.0
Other investments:
Other limited partnership and fund interests (3)	1,572.4	2,814.9

December 31, 2022
Fixed maturities, available-for-sale:
Corporate	$111.8	$127.2
Residential mortgage-backed pass-through securities	2,228.7	2,420.6
Commercial mortgage-backed securities	4,864.6	5,572.2
Collateralized debt obligations (2)	4,566.4	4,820.0
Other debt obligations	6,507.6	7,566.2
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	5.4	5.4
Commercial mortgage-backed securities	83.4	83.4
Collateralized debt obligations (2)	5.7	5.7
Other debt obligations	80.0	80.0
Equity securities	99.8	99.8
Other investments:
Other limited partnership and fund interests (3)	1,473.5	2,434.9
(1)	Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale, plus any unfunded commitments and/or guarantees and similar provisions for collateralized debt obligations and other debt obligations. Our risk of loss is limited to our investment measured at fair value for our fixed maturities, trading and equity securities. Our risk of loss is limited to our carrying value plus any unfunded commitments and/or guarantees and similar provisions for our other investments. A carrying value of zero is used if distributions have been received in excess of our investment, resulting in a negative carrying value for the investment. Unfunded commitments are not liabilities on our consolidated statements of financial position because we are only required to fund additional equity when called upon to do so by the general partner or investment manager.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(3)	As of June 30, 2023 and December 31, 2022, the maximum exposure to loss for other limited partnership and fund interests includes $248.8 million and $144.3 million, respectively, of debt within certain of our managed international real estate funds that is fully secured by assets whose value exceeds the amount of the debt, but also includes recourse to the investment manager.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

Money Market Funds

We are the investment manager for certain money market mutual funds. These types of funds are exempt from assessment under any consolidation model due to a scope exception for money market funds registered under Rule 2a-7 of the Investment Company Act of 1940 or similar funds. As of June 30, 2023 and December 31, 2022, money market mutual funds we manage held $4.5 billion and $4.2 billion in total assets, respectively. We have no contractual obligation to contribute to these funds; however, we provide support through the waiver of fees and through expense reimbursements. The amount of fees waived and expenses reimbursed was insignificant.

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
June 30, 2023
(Unaudited)

The amortized cost, gross unrealized gains and losses, allowance for credit loss and fair value of fixed maturities, available-for-sale were as follows:

		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit
	cost (1)	gains	losses	loss	Fair value

	(in millions)
June 30, 2023
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,884.2	$0.3	$237.1	$—	$1,647.4
Non-U.S. governments	572.8	17.6	58.1	—	532.3
States and political subdivisions	7,556.1	24.3	1,040.9	—	6,539.5
Corporate	39,453.6	384.2	4,114.4	8.4	35,715.0
Residential mortgage-backed pass-through securities	2,760.5	2.3	192.7	—	2,570.1
Commercial mortgage-backed securities	5,491.1	—	715.1	—	4,776.0
Collateralized debt obligations (2)	5,106.6	16.0	101.3	—	5,021.3
Other debt obligations	8,156.3	6.4	722.4	0.1	7,440.2
Total fixed maturities, available-for-sale	$70,981.2	$451.1	$7,182.0	$8.5	$64,241.8

		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit
	cost (1)	gains	losses	loss	Fair value

	(in millions)
December 31, 2022
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,990.9	$0.1	$251.2	$—	$1,739.8
Non-U.S. governments	611.2	20.9	64.8	—	567.3
States and political subdivisions	7,355.4	13.7	1,136.8	—	6,232.3
Corporate	40,370.4	461.0	4,640.5	7.7	36,183.2
Residential mortgage-backed pass-through securities	2,420.6	6.2	198.1	—	2,228.7
Commercial mortgage-backed securities	5,572.2	0.5	708.1	—	4,864.6
Collateralized debt obligations (2)	4,705.6	4.5	143.7	—	4,566.4
Other debt obligations	7,236.8	5.7	734.8	0.1	6,507.6
Total fixed maturities, available-for-sale	$70,263.1	$512.6	$7,878.0	$7.8	$62,889.9
(1)	Amortized cost excludes accrued interest receivable of $611.7 million and $578.0 million as of June 30, 2023 and December 31, 2022, respectively.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

The amortized cost and fair value of fixed maturities, available-for-sale as of June 30, 2023, by expected maturity, were as follows:

	Amortized cost	Fair value

	(in millions)
Due in one year or less	$1,431.1	$1,414.1
Due after one year through five years	9,140.4	8,777.1
Due after five years through ten years	10,462.7	9,572.0
Due after ten years	28,432.5	24,671.0
Subtotal	49,466.7	44,434.2
Mortgage-backed and other asset-backed securities	21,514.5	19,807.6
Total	$70,981.2	$64,241.8

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

The major components of net realized capital gains (losses) on investments are shown below and are net of amounts on funds withheld invested assets that are passed directly to the reinsurer. See Note 10, Reinsurance, for further details. As a result of the Reinsurance Transaction that closed during the second quarter of 2022 with an economic effective date of January 1, 2022, net realized gains (losses) on funds withheld invested assets for the first quarter 2022 were passed to the reinsurer during the second quarter of 2022. As a result, the amounts for the three months ended June 30, 2022, shown below reflect this true-up and result in a negative amount for gross gains and a positive amount for gross losses on fixed maturities, available-for-sale. The amounts below do not include net realized capital gains (losses) on funds withheld assets that are not passed to the reinsurer, which are separately reported on the consolidated statements of operations.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$22.9	$(159.8)	$40.7	$6.0
Gross losses	(46.8)	8.1	(74.8)	(112.6)
Net credit losses	(13.1)	(4.0)	(20.8)	(10.1)
Hedging, net (1)	0.6	—	(0.6)	(0.7)
Fixed maturities, trading (2)	(4.7)	(3.2)	(5.2)	(9.5)
Equity securities (3)	18.3	(45.2)	2.7	(150.4)
Mortgage loans	(71.6)	2.8	(74.3)	(16.8)
Derivatives (1)	6.5	96.1	(36.4)	104.5
Other	15.1	(84.2)	29.9	(136.4)
Net realized capital losses	$(72.8)	$(189.4)	$(138.8)	$(326.0)
(1)	The change in fair value of fixed maturities, available-for-sale and the change in fair value of derivative hedging instruments in fair value hedging relationships are reported in net investment income with the earnings effect of fixed maturities, available-for-sale. Gains (losses) for fixed maturities, available-for-sale related to terminated cash flow hedges continue to be reflected in net realized capital gains (losses).
(2)	Unrealized gains (losses) on fixed maturities, trading still held at the reporting date were $(4.4) million and $(2.5) million for the three months ended June 30, 2023 and 2022, respectively, and $(6.3) million and $(6.3) million for the six months ended June 30, 2023 and 2022, respectively. This excludes $(0.7) million and $(5.1) million for the three months ended June 30, 2023 and 2022, respectively, and $1.1 million and $(13.0) million for the six months ended June 30, 2023 and 2022, respectively, of unrealized gains (losses) that were reported in market risk benefit remeasurement (gain) loss. In addition, this excludes $0.8 million and $0.0 million for the three months ended June 30, 2023 and 2022, respectively, and $(1.9) million and $0.0 million for the six months ended June 30, 2023 and 2022, respectively, that were reported in net realized capital gains (losses) on funds withheld assets.
(3)	Unrealized gains (losses) on equity securities still held at the reporting date were $19.5 million and $(50.9) million for the three months ended June 30, 2023 and 2022, respectively, and $6.8 million and $(150.5) million for the six months ended June 30, 2023 and 2022, respectively. This excludes $6.9 million and $8.8 million for the three months ended June 30, 2023 and 2022, respectively, and $6.3 million and $(10.5) million for the six months ended June 30, 2023 and 2022, respectively, of unrealized gains (losses) that were reported in net investment income. In addition, this excludes $0.0 million and $0.0 million for the three months ended June 30, 2023 and 2022, respectively, and $1.7 million and $0.0 million for the six months ended June 30, 2023 and 2022, respectively, that were reported in net realized capital gains (losses) on funds withheld assets.

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $1,458.1 million and $2,681.6 million for the three months ended June 30, 2023 and 2022, and $3,097.1 million and $7,541.3 million for the six months ended June 30, 2023 and 2022, respectively.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
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
June 30, 2023
(Unaudited)

A rollforward of the allowance for credit loss by major security type was as follows.

	For the three months ended June 30, 2023
					Residential
					mortgage-
					backed	Commercial	Collateralized
	U.S.		States and		pass-	mortgage-	debt	Other
	government	Non-U.S.	political		through	backed	obligations	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(1)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$4.0	$—	$—	$—	$0.1	$4.1
Additions for credit losses not previously recorded	—	—	—	6.2	—	—	—	—	6.2
Additional increases (decreases) for credit losses on securities with an allowance recorded in the previous period	—	—	—	(1.8)	—	—	—	—	(1.8)
Ending balance	$—	$—	$—	$8.4	$—	$—	$—	$0.1	$8.5

	For the three months ended June 30, 2022
					Residential
					mortgage-
					backed	Commercial	Collateralized
	U.S.		States and		pass-	mortgage-	debt	Other
	government	Non-U.S.	political		through	backed	obligations	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(1)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$20.0	$—	$0.3	$—	$0.1	$20.4
Additions for credit losses not previously recorded	—	—	—	2.2	—	—	—	—	2.2
Reductions for securities sold during the period	—	—	—	(7.5)	—	—	—	—	(7.5)
Additional increases (decreases) for credit losses on securities with an allowance recorded in the previous period	—	—	—	—	—	(0.2)	—	—	(0.2)
Write-offs charged against allowance	—	—	—	—	—	(0.1)	—	(0.1)	(0.2)
Foreign currency translation adjustment	—	—	—	(2.2)	—	—	—	—	(2.2)
Ending balance	$—	$—	$—	$12.5	$—	$—	$—	$—	$12.5

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

	For the six months ended June 30, 2023
					Residential
					mortgage-
					backed	Commercial	Collateralized
	U.S.		States and		pass-	mortgage-	debt	Other
	government	Non-U.S.	political		through	backed	obligations	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(1)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$7.7	$—	$—	$—	$0.1	$7.8
Additions for credit losses not previously recorded	—	—	—	6.2	—	—	—	—	6.2
Additional increases (decreases) for credit losses on securities with an allowance recorded in the previous period	—	—	—	(6.0)	—	—	—	—	(6.0)
Foreign currency translation adjustment	—	—	—	0.5	—	—	—	—	0.5
Ending balance	$—	$—	$—	$8.4	$—	$—	$—	$0.1	$8.5

	For the six months ended June 30, 2022
					Residential
					mortgage-
					backed	Commercial	Collateralized
	U.S.		States and		pass-	mortgage-	debt	Other
	government	Non-U.S.	political		through	backed	obligations	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(1)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$15.1	$—	$0.3	$—	$0.1	$15.5
Additions for credit losses not previously recorded	—	—	—	3.2	—	—	—	—	3.2
Reductions for securities sold during the period	—	—	—	(7.5)	—	—	—	—	(7.5)
Additional increases (decreases) for credit losses on securities with an allowance recorded in the previous period	—	—	—	3.0	—	(0.2)	—	—	2.8
Write-offs charged against allowance	—	—	—	—	—	(0.1)	—	(0.1)	(0.2)
Foreign currency translation adjustment	—	—	—	(1.3)	—	—	—	—	(1.3)
Ending balance	$—	$—	$—	$12.5	$—	$—	$—	$—	$12.5
(1)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

During 2023 and 2022, we did not write off any accrued interest to net investment income.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

Available-for-Sale Securities in Unrealized Loss Positions Without an Allowance for Credit Loss

For available-for-sale securities with unrealized losses for which an allowance for credit loss has not been recorded, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2023
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$543.7	$15.5	$938.3	$221.6	$1,482.0	$237.1
Non-U.S. governments	116.3	4.6	283.1	53.4	399.4	58.0
States and political subdivisions	1,162.2	54.3	4,711.8	986.5	5,874.0	1,040.8
Corporate	7,996.1	387.8	21,038.8	3,726.2	29,034.9	4,114.0
Residential mortgage-backed pass-through securities	1,159.3	24.7	1,151.5	168.2	2,310.8	192.9
Commercial mortgage-backed securities	399.7	12.6	4,242.4	699.6	4,642.1	712.2
Collateralized debt obligations (2)	899.0	9.5	2,947.0	93.3	3,846.0	102.8
Other debt obligations	3,100.5	98.7	3,786.1	623.6	6,886.6	722.3
Total fixed maturities, available-for-sale	$15,376.8	$607.7	$39,099.0	$6,572.4	$54,475.8	$7,180.1
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

Of the total amounts, Principal Life Insurance Company’s (“Principal Life”) consolidated portfolio represented $52,708.7 million in available-for-sale fixed maturities with gross unrealized losses of $7,010.8 million. Of the available-for-sale fixed maturities within Principal Life’s consolidated portfolio in a gross unrealized loss position, 94% were investment grade (rated AAA through BBB-) with an average price of 88 (carrying value/amortized cost) as of June 30, 2023. Gross unrealized losses in our fixed maturities portfolio decreased during the six months ended June 30, 2023, primarily due to a tightening of credit spreads.

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 2,981 securities with a carrying value of $14,341.6 million and unrealized losses of $543.7 million reflecting an average price of 96 as of June 30, 2023. Of this portfolio, 92% was investment grade (rated AAA through BBB-) as of June 30, 2023, with associated unrealized losses of $517.9 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 6,610 securities with a carrying value of $38,367.1 million and unrealized losses of $6,467.1 million as of June 30, 2023. The average credit rating of this portfolio was A with an average price of 86 as of June 30, 2023. Of the $6,467.1 million in unrealized losses, the corporate sector accounts for $3,633.5 million in unrealized losses with an average price of 85 and an average credit rating of BBB+. Furthermore, unrealized losses include $978.3 million within the states and political subdivision sector with an average price of 83 and an average credit rating of AA-; $694.5 million within the CMBS sector with an average price of 86 and an average credit rating of AA; and $508.1 million within the collateralized mortgage obligation security sector with an average price of 83 and an average credit rating of AAA. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

Because we expected to recover our amortized cost, we did not record an allowance for credit loss on these securities as of June 30, 2023. Because it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be at maturity, we did not write down these investments to fair value.

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
June 30, 2023
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

	June 30, 2023	December 31, 2022

	(in millions)
Net unrealized losses on fixed maturities, available-for-sale (1)	$(6,795.0)	$(7,445.7)
Net unrealized gains on derivative instruments	43.3	50.7
Adjustments for assumed changes in amortization patterns	(2.4)	(1.7)
Adjustments for assumed changes in policyholder liabilities	0.6	0.5
Net unrealized gains on other investments and noncontrolling interest adjustments	34.0	7.9
Provision for deferred income tax benefits	1,431.2	1,570.1
Net unrealized losses on available-for-sale securities and derivative instruments	$(5,288.3)	$(5,818.2)
(1)	Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.

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
June 30, 2023
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

Credit Quality Information for Financing Receivables

The amortized cost of our financing receivables by credit risk and vintage was as follows:

	June 30, 2023
	2023	2022	2021	2020	2019	Prior	Total

	(in millions)
Commercial mortgage loans:
A- and above	$112.6	$1,104.5	$2,401.7	$1,765.8	$2,128.2	$6,242.1	$13,754.9
BBB+ thru BBB-	55.4	464.1	352.5	185.4	425.6	870.9	2,353.9
BB+ thru BB-	101.5	123.8	18.1	3.2	—	131.1	377.7
B+ and below	—	—	—	—	—	63.1	63.1
Total	$269.5	$1,692.4	$2,772.3	$1,954.4	$2,553.8	$7,307.2	$16,549.6

Direct financing leases:
A- and above	$1.2	$129.9	$13.4	$62.0	$1.5	$232.0	$440.0
BBB+ thru BBB-	2.2	25.4	22.3	51.7	12.6	83.2	197.4
BB+ thru BB-	—	—	61.7	8.6	—	1.8	72.1
Total	$3.4	$155.3	$97.4	$122.3	$14.1	$317.0	$709.5

Residential mortgage loans:
Performing	$414.0	$1,099.0	$1,391.1	$444.1	$130.2	$469.2	$3,947.6
Non-performing	0.1	1.7	5.0	3.3	1.7	8.6	20.4
Total	$414.1	$1,100.7	$1,396.1	$447.4	$131.9	$477.8	$3,968.0

Reinsurance recoverable and deposit receivable							$20,299.2

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
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

The amortized cost of commercial mortgage loans, direct financing leases and residential mortgage loans excluded accrued interest receivable of $56.5 million, $0.0 million and $11.0 million, respectively, as of June 30, 2023, and $57.7 million, $0.0 million and $19.6 million, respectively, as of December 31, 2022.

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
June 30, 2023
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

The amortized cost of financing receivables on non-accrual status was as follows:

	June 30, 2023
			Amortized cost
	Beginning	Ending	of nonaccrual
	amortized cost	amortized cost	assets without
	on nonaccrual	on nonaccrual	a valuation
	status	status	allowance

	(in millions)
Commercial mortgage loans	$50.0	$50.0	$—
Residential mortgage loans	17.8	12.2	0.5
Total	$67.8	$62.2	$0.5

	December 31, 2022
			Amortized cost
	Beginning	Ending	of nonaccrual
	amortized cost	amortized cost	assets without
	on nonaccrual	on nonaccrual	a valuation
	status	status	allowance

	(in millions)
Commercial mortgage loans	$13.2	$50.0	$—
Residential mortgage loans	4.0	17.8	0.6
Total	$17.2	$67.8	$0.6

Interest income recognized on non-accrual financing receivables was as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in millions)
Commercial mortgage loans	$—	$0.5	$—	$0.8
Total	$—	$0.5	$—	$0.8

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

The aging of our financing receivables, based on amortized cost, was as follows:

	June 30, 2023
							Amortized
							cost
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total (1)	accruing

	(in millions)
Commercial mortgage loans	$62.9	$2.2	$20.8	$85.9	$16,463.7	$16,549.6	$7.5
Direct financing leases	—	—	49.0	49.0	660.5	709.5	49.0
Residential mortgage loans	52.6	17.0	14.9	84.5	3,883.5	3,968.0	8.2
Total	$115.5	$19.2	$84.7	$219.4	$21,007.7	$21,227.1	$64.7

	December 31, 2022
							Amortized
							cost
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total (1)	accruing

	(in millions)
Commercial mortgage loans	$45.9	$7.5	$14.4	$67.8	$16,662.5	$16,730.3	$—
Direct financing leases	6.6	6.2	1.6	14.4	650.6	665.0	1.6
Residential mortgage loans	73.1	15.4	16.2	104.7	3,878.3	3,983.0	6.4
Total	$125.6	$29.1	$32.2	$186.9	$21,191.4	$21,378.3	$8.0
(1)	As of both June 30, 2023 and December 31, 2022, no reinsurance recoverables or deposit receivables were considered past due.

Financing Receivables Valuation Allowance

We establish a valuation allowance to provide for the risk of credit losses inherent in our financing receivables. The valuation allowance is maintained at a level believed adequate by management to absorb estimated expected credit losses. The valuation allowance is based on amortized cost excluding accrued interest receivable and includes reserves for pools of financing receivables with similar risk characteristics. We do not measure a credit loss allowance on accrued interest receivable because we write off the uncollectible accrued interest receivable balance to net investment income in a timely manner, generally within 90 days domestically or, in the Chilean market, based on the nature of the loans and collection practices in that market. During 2023 and 2022, we did not write off any commercial mortgage loan accrued interest receivable or residential mortgage loan accrued interest receivable.

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
June 30, 2023
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

A rollforward of our valuation allowance was as follows:

	For the three months ended June 30, 2023
		Direct
	Commercial	financing	Residential	Reinsurance
	mortgage loans	leases	mortgage loans	recoverables	Total

	(in millions)
Beginning balance	$81.9	$0.6	$5.9	$2.5	$90.9
Provision	19.7	0.6	0.4	0.2	20.9
Recoveries	—	—	0.5	—	0.5
Foreign currency translation adjustment	(0.1)	(0.1)	—	—	(0.2)
Ending balance	$101.5	$1.1	$6.8	$2.7	$112.1

	For the three months ended June 30, 2022
		Direct
	Commercial	financing	Residential	Reinsurance
	mortgage loans	leases	mortgage loans	recoverables	Total

	(in millions)
Beginning balance	$66.1	$0.4	$1.8	$2.7	$71.0
Provision	(2.2)	(0.1)	(1.1)	(0.1)	(3.5)
Recoveries	—	—	1.0	—	1.0
Foreign currency translation adjustment	(0.3)	—	—	—	(0.3)
Ending balance	$63.6	$0.3	$1.7	$2.6	$68.2

	For the six months ended June 30, 2023
		Direct
	Commercial	financing	Residential	Reinsurance
	mortgage loans	leases	mortgage loans	recoverables	Total

	(in millions)
Beginning balance	$77.9	$0.6	$5.6	$2.7	$86.8
Provision	23.5	0.5	0.5	—	24.5
Charge-offs	—	—	(0.1)	—	(0.1)
Recoveries	—	—	0.7	—	0.7
Foreign currency translation adjustment	0.1	—	0.1	—	0.2
Ending balance	$101.5	$1.1	$6.8	$2.7	$112.1

	For the six months ended June 30, 2022
		Direct
	Commercial	financing	Residential	Reinsurance
	mortgage loans	leases	mortgage loans	recoverables	Total

	(in millions)
Beginning balance	$43.9	$0.4	$2.0	$2.7	$49.0
Provision	19.9	(0.1)	(1.6)	(0.1)	18.1
Charge-offs	—	—	(0.1)	—	(0.1)
Recoveries	—	—	1.4	—	1.4
Foreign currency translation adjustment	(0.2)	—	—	—	(0.2)
Ending balance	$63.6	$0.3	$1.7	$2.6	$68.2

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

Mortgage Loans

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. Mortgage loans purchased and sold were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in millions)
Commercial mortgage loans:
Purchased	$74.9	$13.5	$107.9	$46.2
Residential mortgage loans:
Purchased (1)	353.3	647.1	422.4	1,181.4
Sold	17.1	478.9	21.3	486.0
(1)	Includes mortgage loans purchased by residential mortgage loan VIEs in 2022.

Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	June 30, 2023		December 31, 2022
	Amortized	Percent	Amortized	Percent
	cost	of total	cost	of total

	($ in millions)
Geographic distribution
New England	$504.7	3.0%	$512.1	3.1%
Middle Atlantic	4,409.7	26.7	4,505.6	26.9
East North Central	677.1	4.1	652.5	3.9
West North Central	332.9	2.0	370.9	2.2
South Atlantic	2,583.3	15.6	2,558.3	15.3
East South Central	380.7	2.3	339.8	2.0
West South Central	1,213.3	7.3	1,204.9	7.2
Mountain	901.3	5.4	938.7	5.6
Pacific	4,969.4	30.1	5,115.3	30.6
International	577.2	3.5	532.2	3.2
Total	$16,549.6	100.0%	$16,730.3	100.0%

Property type distribution
Office	$3,895.3	23.6%	$4,322.0	25.9%
Retail	1,496.5	9.0	1,499.4	9.0
Industrial	3,382.1	20.4	3,235.9	19.3
Apartments	6,889.2	41.7	6,827.1	40.8
Hotel	70.4	0.4	72.5	0.4
Mixed use/other	816.1	4.9	773.4	4.6
Total	$16,549.6	100.0%	$16,730.3	100.0%

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

Mortgage Loan Modifications

Our commercial and residential mortgage loan portfolios include loans that have been modified. We assess loan modifications that are related to our borrowers experiencing financial difficulty in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension (or a combination thereof). Generally, an assessment of whether a borrower is experiencing financial difficulty is made on the date of the modification.

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

In some cases, we modify a loan by providing multiple types of concessions. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness may be granted.

We did not have any significant mortgage loans that were modified for the three and six months ended June 30, 2023.

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

The following table includes information about outstanding loans that were modified and met the criteria of a TDR during the periods indicated.

	For the three months ended		For the six months ended
	June 30, 2022		June 30, 2022
	Number of	Recorded	Number of	Recorded
	contracts	investment	contracts	investment
		(in millions)		(in millions)
Commercial mortgage loans	1	$34.4	1	$34.4
Total	1	$34.4	1	$34.4

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

Securities Posted as Collateral

As of June 30, 2023 and December 31, 2022, we posted $6,660.7 million and $6,411.0 million, respectively, in commercial mortgage loans and residential first lien mortgages to satisfy collateral requirements associated with our obligation under funding agreements with Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, as of June 30, 2023 and December 31, 2022, we posted $4,274.2 million and $3,569.7 million, respectively, in fixed maturities, available-for-sale and trading securities to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant (“FCM”) agreements, a lending arrangement and our obligation under funding agreements with FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as mortgage loans, fixed maturities, available-for-sale and fixed maturities, trading, respectively, on our consolidated statements of financial position. Of the securities posted as collateral, as of June 30, 2023 and December 31, 2022, $616.2 million and $503.8 million, respectively, could be sold or repledged by the secured party.

Balance Sheet Offsetting

Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	assets (1)	instruments (2)	received	Net amount

	(in millions)
June 30, 2023
Derivative assets	$361.9	$(160.2)	$(193.9)	$7.8
Reverse repurchase agreements	156.6	—	(156.6)	—
Total	$518.5	$(160.2)	$(350.5)	$7.8
December 31, 2022
Derivative assets	$321.0	$(135.7)	$(151.9)	$33.4
Reverse repurchase agreements	124.4	—	(124.4)	—
Total	$445.4	$(135.7)	$(276.3)	$33.4
(1)	The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents, respectively, on the consolidated statements of financial position. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	liabilities (1)	instruments (2)	pledged	Net amount

	(in millions)
June 30, 2023
Derivative liabilities	$528.8	$(160.2)	$(362.6)	$6.0
December 31, 2022
Derivative liabilities	$634.2	$(135.7)	$(485.1)	$13.4
(1)	The gross amount of recognized derivative liabilities is reported with other liabilities on the consolidated statements of financial position. The above excludes derivative liabilities, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amounts of derivative liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative assets that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative liabilities for presentation on the consolidated statements of financial position.

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

Repurchase and reverse repurchase agreements include provisions to setoff other repurchase and reverse repurchase balances with the same counterparty. Repurchase and reverse repurchase agreements also include collateral provisions with the counterparties. For reverse repurchase agreements we require the counterparties to pledge collateral with a value greater than the amount of cash transferred. We have the right but do not sell or repledge collateral received in reverse repurchase agreements. Repurchase agreements are structured as secured borrowings for all counterparties. We pledge fixed maturities available-for-sale, which the counterparties have the right to sell or repledge. Interest incurred on repurchase agreements is reported as part of operating expenses on the consolidated statements of operations. Net proceeds related to repurchase agreements are reported as a component of financing activities on the consolidated statements of cash flows. We did not have any outstanding repurchase agreements as of June 30, 2023 and December 31, 2022.

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
June 30, 2023
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

In exchange-traded futures transactions, we agree to purchase or sell a specified number of contracts, the values of which are determined by the values of designated classes of securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. We enter into exchange-traded futures with regulated futures commissions merchants who are members of a trading exchange. We use exchange-traded interest rate futures to hedge against changes in value of the GMWB MRB in addition to the economic exposure to certain fund closures in process.

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
June 30, 2023
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

We use equity put options to hedge against changes in the value of the GMWB MRB related to the GMWB rider on our variable annuity product. We also use equity options to hedge returns credited to policyholder accounts related to our RILA product. The premium associated with certain options is paid quarterly over the life of the option contract.

We use exchange-traded equity futures to hedge against changes in the value of the GMWB MRB, returns credited to policyholder accounts related to our RILA product and the economic exposure to certain fund closures in process.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

We offer group annuity contracts that have guaranteed separate accounts as an investment option. We have fixed deferred annuities, RILAs and universal life products that credit interest based on changes in an external equity index.

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

We posted $599.8 million and $750.9 million in cash and securities under collateral arrangements as of June 30, 2023 and December 31, 2022, respectively, to satisfy collateral and initial margin requirements associated with our derivative credit support agreements and FCM agreements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of June 30, 2023 and December 31, 2022, was $528.7 million and $632.6 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral provisions, we posted collateral and initial margin of $599.8 million and $750.9 million as of June 30, 2023 and December 31, 2022, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2023, we would be required to post an additional $84.1 million of collateral to our counterparties.

As of June 30, 2023 and December 31, 2022, we had received $132.8 million and $148.8 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
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

	June 30, 2023	December 31, 2022

	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps (1)	$90,672.4	$52,249.9
Interest rate options	3,049.0	4,418.9
Interest rate forwards	2,428.9	2,527.5
Interest rate futures	1,670.3	877.5
Foreign exchange contracts:
Currency swaps	1,703.6	1,634.7
Currency forwards	1,020.0	1,123.1
Equity contracts:
Equity options	2,112.8	2,049.3
Equity futures	676.7	574.1
Credit contracts:
Credit default swaps	305.0	400.0
Other contracts:
Embedded derivatives	22,943.7	23,209.3
Total notional amounts at end of period	$126,582.4	$89,064.3

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$52.8	$64.2
Interest rate options	31.1	41.7
Interest rate forwards	6.4	0.1
Foreign exchange contracts:
Currency swaps	180.1	171.1
Currency forwards	58.6	34.0
Equity contracts:
Equity options	38.3	16.5
Credit contracts:
Credit default swaps	4.0	3.6
Total gross credit exposure	371.3	331.2
Less: collateral received	229.3	191.9
Net credit exposure	$142.0	$139.3
(1)

Our OTC cleared derivatives transitioned from the London Inter-Bank Offered Rate (“LIBOR”) to the secured overnight financing rate (“SOFR”) due to reference rate reform through a process initiated by the central clearing house. As a result, the total notional outstanding for interest rate swaps increased as a contract for final LIBOR payment in addition to a forward-starting SOFR contract replaced the existing LIBOR swap. This notional increase is temporary.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022

	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$15.5	$20.0	$85.5	$105.1
Foreign exchange contracts	121.2	134.6	24.8	19.7
Total derivatives designated as hedging instruments	$136.7	$154.6	$110.3	$124.8

Derivatives not designated as hedging instruments
Interest rate contracts	$70.0	$81.1	$342.3	$439.9
Foreign exchange contracts	113.0	65.9	4.9	21.9
Equity contracts	38.3	16.5	70.4	45.6
Credit contracts	3.9	3.5	1.6	2.0
Other contracts	—	—	(3,050.5)	(3,606.4)
Total derivatives not designated as hedging instruments	225.2	167.0	(2,631.3)	(3,097.0)

Total derivative instruments	$361.9	$321.6	$(2,521.0)	$(2,972.2)
(1)	The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.
(2)	The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivatives with a net liability fair value of $69.6 million and $46.4 million as of June 30, 2023 and December 31, 2022, respectively, are reported with contractholder funds on the consolidated statements of financial position. Embedded derivatives with a net (asset) liability fair value of $(3,120.1) million and $(3,652.8) million as of June 30, 2023 and December 31, 2022, respectively, are reported with funds withheld payable on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also may have purchased credit protection with identical underlyings to certain of our sold protection transactions. As of June 30, 2023 and December 31, 2022, we did not purchase credit protection relating to our sold protection transactions. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

The following tables show our credit default swap protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	June 30, 2023
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)

	(in millions)
Single name credit default swaps
Corporate debt
A	$40.0	$0.3	$40.0	2.0
BBB	140.0	2.9	140.0	3.5
BB	20.0	(0.1)	20.0	4.0
Sovereign
A	20.0	0.3	20.0	2.0
Total credit default swap protection sold	$220.0	$3.4	$220.0	3.2

	December 31, 2022
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)

	(in millions)
Single name credit default swaps
Corporate debt
A	$40.0	$0.4	$40.0	2.5
BBB	190.0	2.2	190.0	3.1
BB	20.0	(0.2)	20.0	4.5
Sovereign
A	20.0	0.2	20.0	2.5
Total credit default swap protection sold	$270.0	$2.6	$270.0	3.1

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

Fair Value and Cash Flow Hedges

Fair Value Hedges

We use fixed-to-floating rate interest rate swaps to more closely align the interest rate characteristics of certain assets and also use them to align the interest rate characteristics of certain liabilities. In general, these swaps are used in asset and liability management to modify duration, which is a measure of sensitivity to interest rate changes.

We enter into currency exchange swap agreements to convert certain foreign denominated assets into U.S. dollar denominated instruments to hedge the exposure to future currency volatility on those items.

The net interest effect of interest rate swap and currency swap transactions for derivatives in fair value hedges is recorded as an adjustment to income or expense of the underlying hedged item in our consolidated statements of operations. The currency related impacts of currency swap transactions for derivatives in fair value hedges is recorded as an adjustment to net realized capital gains or losses of the underlying hedged item in our consolidated statements of operations.

The following amounts were recorded on the consolidated statements of financial position related to cumulative basis adjustments for fair value hedges. The amortized cost includes the amortized cost basis and the fair value hedging basis adjustment.

			Cumulative amount of fair
			value hedging basis adjustment
Line item in the consolidated statements			increase/(decrease) included in the
of financial position in which the	Carrying amount of hedged item		carrying amount of the hedged item
hedged item is included	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022

	(in millions)
Fixed maturities, available-for-sale (1):
Active hedging relationships	$3,441.6	$3,498.6	$(138.3)	$(153.4)
Discontinued hedging relationships	77.2	48.8	0.1	1.3
Total fixed maturities, available-for-sale in active or discontinued hedging relationships	$3,518.8	$3,547.4	$(138.2)	$(152.1)

Investment contracts:
Active hedging relationships	$297.5	$—	$(2.6)	$—
Total investment contracts in active or discontinued hedging relationships	$297.5	$—	$(2.6)	$—
(1)	These amounts include the amortized cost basis of closed portfolios used to designate portfolio layer hedging relationships in which the hedged layer amount is expected to remain at the end of the hedging relationship. As of June 30, 2023 and December 31, 2022, the amortized cost basis of the closed portfolios used in these hedging relationships was $3,234.8 million and $3,256.9 million, respectively, the cumulative basis adjustments associated with these hedging relationships was $(100.8) million and $(102.4) million, respectively, and the amount of the designated hedged items were $1,210.0 million and $1,110.0 million, respectively.

For both the three and six months ended June 30, 2023 and 2022, $(0.8) million and $0.0 million, respectively, of the derivative instruments’ gain (loss) was excluded from the assessment of hedge effectiveness.

Cash Flow Hedges

We utilize floating-to-fixed rate interest rate swaps to eliminate the variability in cash flows of recognized financial assets and liabilities.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
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

The maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 3.7 years. As of June 30, 2023, we had $18.5 million of net gains reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from AOCI into net income.

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of financial position.

		Amount of gain (loss) recognized in AOCI on derivatives
		For the three months ended		For the six months ended
Derivatives in cash		June 30,		June 30,
flow hedging relationships	Related hedged item	2023	2022	2023	2022

		(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$2.6	$(55.5)	$18.5	$(99.7)
Interest rate contracts	Investment contracts	(1.3)	2.5	(4.6)	12.0
Foreign exchange contracts	Fixed maturities, available-for-sale	(6.7)	53.5	(16.8)	66.5
Total		$(5.4)	$0.5	$(2.9)	$(21.2)

We expect to reclassify net gains of $22.9 million from AOCI into net income in the next 12 months, which includes both net deferred gains on discontinued hedges and net gains on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations

The following tables show the effect of derivatives in fair value and cash flow hedging relationships and the related hedged items on the consolidated statements of operations.

	For the three months ended June 30, 2023
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	(losses) related to	expenses
	of fixed	hedges of fixed	related to
	maturities,	maturities,	hedges of
	available-	available-	investment
	for-sale	for-sale	contracts

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$988.1	$(72.8)	$1,834.1

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Loss recognized on hedged item	$(22.7)	$—	$(2.6)
Gain recognized on derivatives	20.6	—	2.5
Amounts related to periodic settlements on derivatives	14.9	—	(0.1)

Foreign exchange contracts:
Gain recognized on hedged item	—	0.6	—
Loss recognized on derivatives	—	(0.6)	—
Total gain (loss) recognized for fair value hedging relationships	$12.8	$—	$(0.2)

Gains on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$1.0	$—	$(0.1)
Gain reclassified from AOCI as a result that a forecasted transaction is no longer probable of occurring	—	0.3	—
Amounts related to periodic settlements on derivatives	—	—	3.5

Foreign exchange contracts:
Amounts related to periodic settlements on derivatives	5.2	—	—
Total gain recognized for cash flow hedging relationships	$6.2	$0.3	$3.4

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

	For the three months ended June 30, 2022
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	(losses) related to	expenses
	of fixed	hedges of fixed	related to
	maturities,	maturities,	hedges of
	available-	available-	investment
	for-sale	for-sale	contracts

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$819.9	$(189.4)	$1,443.2

Losses on fair value hedging relationships:
Interest rate contracts:
Loss recognized on hedged item	$(35.3)	$—	$—
Gain recognized on derivatives	35.0	—	—
Amortization of hedged item basis adjustments	(0.3)	—	—
Amounts related to periodic settlements on derivatives	(2.7)	—	—
Total loss recognized for fair value hedging relationships	$(3.3)	$—	$—

Gains on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$2.7	$—	$(0.1)
Gain reclassified from AOCI as a result that a forecasted transaction is no longer probable of occurring	—	7.9	—
Amounts related to periodic settlements on derivatives	—	—	0.2

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	0.1	—
Amounts related to periodic settlements on derivatives	3.0	—	—
Total gain recognized for cash flow hedging relationships	$5.7	$8.0	$0.1

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

	For the six months ended June 30, 2023
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	(losses) related to	expenses
	of fixed	hedges of fixed	related to
	maturities,	maturities,	hedges of
	available-	available-	investment
	for-sale	for-sale	contracts

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$1,974.8	$(138.8)	$3,608.0

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Gain (loss) recognized on hedged item	$3.5	$—	$(2.6)
Gain (loss) recognized on derivatives	(2.0)	—	2.5
Amortization of hedged item basis adjustments	(0.1)	—	—
Amounts related to periodic settlements on derivatives	27.5	—	(0.1)

Foreign exchange contracts:
Gain recognized on hedged item	—	0.6	—
Loss recognized on derivatives	—	(0.6)	—
Total gain (loss) recognized for fair value hedging relationships	$28.9	$—	$(0.2)

Gains on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$2.1	$—	$(0.1)
Gain reclassified from AOCI as a result that a forecasted transaction is no longer probable of occurring	—	1.7	—
Amounts related to periodic settlements on derivatives	—	—	6.6

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	1.2	—
Amounts related to periodic settlements on derivatives	10.6	—	—
Total gain recognized for cash flow hedging relationships	$12.7	$2.9	$6.5

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

	For the six months ended June 30, 2022
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	(losses) related to	expenses
	of fixed	hedges of fixed	related to
	maturities,	maturities,	hedges of
	available-	available-	investment
	for-sale	for-sale	contracts

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$1,945.4	$(326.0)	$2,933.9

Losses on fair value hedging relationships:
Interest rate contracts:
Loss recognized on hedged item	$(106.4)	$—	$—
Gain recognized on derivatives	103.0	—	—
Amortization of hedged item basis adjustments	(0.7)	—	—
Amounts related to periodic settlements on derivatives	(6.9)	—	—
Total loss recognized for fair value hedging relationships	$(11.0)	$—	$—

Gains (losses) on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$6.0	$—	$(0.1)
Gain reclassified from AOCI as a result that a forecasted transaction is no longer probable of occurring	—	10.8	—

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	0.7	—
Amounts related to periodic settlements on derivatives	5.7	—	—
Total gain (loss) recognized for cash flow hedging relationships	$11.7	$11.5	$(0.1)

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
June 30, 2023
(Unaudited)

The following tables show the effect of foreign exchange contracts used to hedge a portion of our net investment in certain sponsored investment funds on the consolidated financial statements.

			Amount of loss
	Amount of gain (loss) recognized		reclassified from AOCI into
	in AOCI on derivatives		net realized capital gains (losses)
	for the three months ended		for the three months ended
	June 30,		June 30,
Derivatives in net investment hedging relationships	2023	2022	2023	2022

	(in millions)
Foreign exchange contracts	$(0.2)	$2.3	$—	$—
Total	$(0.2)	$2.3	$—	$—

			Amount of loss
	Amount of gain (loss) recognized		reclassified from AOCI into
	in AOCI on derivatives		net realized capital gains (losses)
	for the six months ended		for the six months ended
	June 30,		June 30,
Derivatives in net investment hedging relationships	2023	2022	2023	2022

	(in millions)
Foreign exchange contracts	$(0.8)	$1.6	$—	$—
Total	$(0.8)	$1.6	$—	$—

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

	Amount of gain (loss) recognized in		Amount of gain (loss) recognized in
	net income on derivatives for the		net income on derivatives for the
	three months ended June 30,		six months ended June 30,
Derivatives not designated as hedging instruments	2023	2022	2023	2022

	(in millions)
Interest rate contracts	$(26.4)	$(52.5)	$(44.2)	$(281.9)
Foreign exchange contracts	(13.3)	(43.5)	15.9	24.4
Equity contracts	(58.5)	87.5	(121.6)	82.2
Credit contracts	1.0	(3.7)	1.8	(3.6)
Other contracts (1)	83.2	3,089.0	(556.0)	3,101.8
Total	$(14.0)	$3,076.8	$(704.1)	$2,922.9
(1)	Includes the change in fair value of the funds withheld embedded derivative.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

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

DAC amortization expense of $97.4 million and $96.6 million for the three months ended June 30, 2023 and 2022, and $195.3 million and $192.4 million for the six months ended June 30, 2023 and 2022, respectively, related to our long-duration and short-duration contracts was recorded in operating expenses on the consolidated statements of operations.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

The following tables summarize disaggregated DAC amounts and reconcile the totals to those reported in the consolidated statements of financial position.

	June 30, 2023	December 31, 2022

	(in millions)
Retirement and Income Solutions:
Workplace savings and retirement solutions	$501.0	$498.0
Individual variable annuities	276.8	278.0
Pension risk transfer	12.7	8.1
Individual fixed deferred annuities	118.7	131.0
Investment only	13.5	14.9
Total Retirement and Income Solutions	922.7	930.0
Benefits and Protection:
Specialty Benefits:
Individual disability	646.2	626.1
Life Insurance:
Universal life	1,557.0	1,569.7
Term life	689.5	685.7
Participating life	88.8	93.0
Total Benefits and Protection	2,981.5	2,974.5
Short-duration contracts	36.8	34.7
Other balances (1)	8.9	8.8
Total DAC per consolidated statements of financial position	$3,949.9	$3,948.0
(1)	Includes insignificant balances for long-duration contracts.

Retirement and Income Solutions

The balances and changes in DAC were as follows:

	Workplace			Individual
	savings and	Individual	Pension	fixed
	retirement	variable	risk	deferred	Investment
	solutions	annuities	transfer	annuities	only

	(in millions)
Balances as of January 1, 2022	$489.0	$281.2	$2.7	$162.2	$18.1
Costs deferred	48.3	22.5	5.6	—	1.4
Amortized to expense	(39.3)	(25.7)	(0.2)	(31.2)	(4.6)
Balances as of December 31, 2022	498.0	278.0	8.1	131.0	14.9
Costs deferred	22.7	11.7	4.8	—	0.9
Amortized to expense	(19.7)	(12.9)	(0.2)	(12.3)	(2.3)
Balances as of June 30, 2023	$501.0	$276.8	$12.7	$118.7	$13.5

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

Benefits and Protection

The balances and changes in DAC were as follows:

	Specialty Benefits	Life Insurance
	Individual
	disability	Universal life	Term life	Participating life

	(in millions)
Balances as of January 1, 2022	$580.7	$1,596.2	$678.9	$102.3
Costs deferred	87.6	70.6	66.7	1.4
Amortized to expense	(42.2)	(97.1)	(59.9)	(10.7)
Balances as of December 31, 2022	626.1	1,569.7	685.7	93.0
Costs deferred	42.3	35.7	34.4	0.7
Amortized to expense	(22.2)	(48.4)	(30.6)	(4.9)
Balances as of June 30, 2023	$646.2	$1,557.0	$689.5	$88.8

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

	June 30, 2023	December 31, 2022

	(in millions)
Benefits and Protection - Life Insurance:
Universal life	$473.6	$459.0
Other balances (1)	8.4	8.4
Total unearned revenue liability	$482.0	$467.4
(1)	Includes insignificant balances for long-duration contracts.

Benefits and Protection

The balances and changes in the unearned revenue liability for Life Insurance – Universal life contracts were as follows:

	For the six months ended	For the year ended
	June 30, 2023	December 31, 2022

	(in millions)
Balance at beginning of period	$459.0	$425.3
Deferrals	29.4	61.8
Revenue recognized	(14.8)	(28.1)
Balance at end of period	473.6	459.0
Reinsurance impact	(226.7)	(227.9)
Balance at end of period after reinsurance	$246.9	$231.1

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

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

As of June 30, 2023 and December 31, 2022, the separate accounts included a separate account valued at $90.8 million and $101.4 million, respectively, which primarily included shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

Separate Account Assets

The aggregate fair value of assets, by major investment category, supporting separate accounts were as follows:

	June 30, 2023	December 31, 2022

	(in millions)
Fixed maturities:
U.S. government and agencies	$8,385.2	$7,339.6
Non-U.S. governments	9,044.7	8,424.3
States and political subdivisions	208.2	211.7
Corporate	14,641.3	14,429.7
Residential mortgage-backed securities	4,046.4	3,894.5
Commercial mortgage-backed securities	184.9	206.2
Other debt obligations	406.3	299.5
Total fixed maturities	36,917.0	34,805.5
Equity securities	113,163.4	105,053.3
Real estate	558.5	610.6
Other investments	9,539.4	10,278.6
Cash and cash equivalents	3,242.4	3,583.8
Other assets	789.9	1,043.3
Total separate account assets per consolidated statements of financial position	$164,210.6	$155,375.1

Separate Account Liabilities

The following tables summarize disaggregated separate account liability amounts and reconcile the totals to separate account liabilities reported in the consolidated statements of financial position.

	June 30, 2023	December 31, 2022

	(in millions)
Retirement and Income Solutions:
Group retirement contracts	$113,055.7	$107,240.1
Individual variable annuities	9,103.3	8,659.0
Total Retirement and Income Solutions	122,159.0	115,899.1
Principal Asset Management — Principal International:
Latin America:
Pension	35,284.2	33,316.7
Asia:
Guaranteed pension	933.3	915.0
Total Principal Asset Management — Principal International	36,217.5	34,231.7
Benefits and Protection - Life Insurance:
Universal life	5,583.6	5,011.0
Other balances (1)	250.5	233.3
Total separate account liabilities per consolidated statements of financial position	$164,210.6	$155,375.1
(1)	Includes insignificant balances for long-duration contracts.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

Retirement and Income Solutions

The balances and the changes in separate account liabilities were as follows:

	For the six months ended		For the year ended
	June 30, 2023		December 31, 2022
	Group	Individual	Group	Individual
	retirement	variable	retirement	variable
	contracts	annuities	contracts	annuities

	(in millions)
Balance at beginning of period	$107,240.1	$8,659.0	$131,188.6	$11,000.0
Premiums and deposits (1)	5,712.3	186.6	14,859.3	354.1
Policy charges	(163.0)	(102.6)	(383.7)	(211.1)
Surrenders, withdrawals and benefit payments (1)	(7,269.2)	(459.8)	(14,479.4)	(790.1)
Investment performance	9,655.0	797.8	(20,641.3)	(1,723.3)
Net transfers (to) from general account (1)	(1,906.4)	22.3	(2,571.7)	29.4
Other (2)	(213.1)	—	(731.7)	—
Balance at end of period	$113,055.7	$9,103.3	$107,240.1	$8,659.0

Cash surrender value (3)	$112,122.7	$8,981.2	$106,125.7	$8,538.7
(1)	Within the policyholder account balances rollforwards in Note 7, Contractholder Funds, amounts in these lines for Individual variable annuities and Workplace savings and retirement solutions included in Group retirement contracts are reflected in net transfers from (to) separate account.
(2)	Includes amounts to be settled between the separate account and general account due to the timing of trade settlements as of the reporting date.
(3)	Cash surrender value represents the amount of the contractholders’ account balances distributable at the end of the reporting period less surrender charges.

Principal Asset Management – Principal International

The balances and the changes in separate account liabilities were as follows:

	For the six months ended		For the year ended
	June 30, 2023		December 31, 2022
	Latin America	Asia	Latin America	Asia
		Guaranteed		Guaranteed
	Pension	pension	Pension	pension

	(in millions)
Balance at beginning of period	$33,316.7	$915.0	$33,030.6	$971.3
Premiums and deposits	1,831.6	120.4	3,620.4	276.2
Policy charges	(9.3)	(9.8)	(18.2)	(19.8)
Surrenders, withdrawals and benefit payments	(2,135.8)	(118.8)	(3,984.6)	(247.0)
Investment performance	222.0	30.3	498.8	(64.0)
Other	(12.1)	(0.1)	(0.8)	(0.4)
Foreign currency translation adjustment	2,071.1	(3.7)	170.5	(1.3)
Balance at end of period	$35,284.2	$933.3	$33,316.7	$915.0

Cash surrender value	$35,284.2	$933.3	$33,316.7	$915.0

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

Benefits and Protection

The balances and the changes in separate account liabilities for Life Insurance – Universal life were as follows:

	For the six months ended	For the year ended
	June 30, 2023	December 31, 2022

	(in millions)
Balance at beginning of period	$5,011.0	$5,886.1
Premiums and deposits (1)	275.1	514.7
Policy charges	(64.1)	(122.1)
Surrenders, withdrawals and benefit payments (1)	(188.1)	(208.6)
Investment performance	542.0	(1,054.5)
Net transfers (to) from general account (1)	7.7	(4.6)
Balance at end of period	$5,583.6	$5,011.0

Cash surrender value (2)	$5,638.3	$5,055.8
(1)	Within the policyholder account balances rollforwards in Note 7, Contractholder Funds, amounts in these lines are reflected in net transfers from (to) separate account.
(2)	Cash surrender value represents the amount of the contractholders’ account balances distributable at the end of the reporting period less surrender charges. Certain products include surrender value enhancement riders that result in cash surrender values greater than account balances.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

7. Contractholder Funds

Contractholder funds include policyholder account balances related to contracts with significant insurance risk and investment contracts.

The following tables summarize disaggregated policyholder account balance amounts and reconcile the totals to contractholder funds reported in the consolidated statements of financial position.

	June 30, 2023	December 31, 2022

	(in millions)
Retirement and Income Solutions:
Workplace savings and retirement solutions	$12,441.6	$12,154.7
Individual variable annuities	375.4	381.4
Individual fixed deferred annuities	6,358.0	7,228.3
Total Retirement and Income Solutions	19,175.0	19,764.4
Benefits and Protection - Life Insurance:
Universal life	6,894.0	6,947.9
Corporate:
Inter-segment eliminations	(356.5)	(362.7)
Total policyholder account balances for contracts with significant insurance risk or investment contracts with significant fee revenue	25,712.5	26,349.6

Reconciling items:
Investment contracts without significant fee revenue (1)	16,267.3	16,104.0
Embedded derivatives (2)	69.6	46.4
Other balances (3)	330.5	325.3
Total contractholder funds per consolidated statements of financial position	$42,379.9	$42,825.3
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

Retirement and Income Solutions

The changes in policyholder account balances were as follows:

	For the six months ended June 30, 2023			For the year ended December 31, 2022
	Workplace			Workplace
	savings and	Individual	Individual	savings and	Individual	Individual
	retirement	variable	fixed deferred	retirement	variable	fixed deferred
	solutions	annuities	annuities (1)	solutions	annuities	annuities (1)

	($ in millions)
Balance at beginning of period	$12,154.7	$381.4	$7,228.3	$10,996.2	$380.9	$9,646.3
Premiums and deposits	2,267.6	245.2	21.5	3,719.5	426.5	35.9
Policy charges	(15.4)	—	—	(28.5)	—	—
Surrenders, withdrawals and benefit payments	(2,715.1)	(507.1)	(975.7)	(2,866.7)	(843.2)	(2,655.6)
Net transfers from (to) separate account (2)	633.8	250.9	—	164.6	406.6	—
Interest credited	130.1	5.0	83.9	194.3	10.6	201.7
Other	(14.1)	—	—	(24.7)	—	—
Balance at end of period	$12,441.6	$375.4	$6,358.0	$12,154.7	$381.4	$7,228.3

Weighted-average crediting rate (3)	2.27%	2.82%	2.72%	1.94%	2.79%	2.63%
Cash surrender value (4)	$10,757.6	$347.4	$6,233.6	$10,341.7	$378.6	$7,081.4
(1)	We use the deposit method of accounting for the reinsurance of this exited business.
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

Benefits and Protection

The changes in policyholder account balances for Life Insurance – Universal life were as follows:

	For the six months ended	For the year ended
	June 30, 2023	December 31, 2022

	($ in millions)
Balance at beginning of period	$6,947.9	$6,962.5
Premiums and deposits	630.2	1,267.2
Policy charges	(426.0)	(837.8)
Surrenders, withdrawals and benefit payments	(275.9)	(390.0)
Net transfers from (to) separate account (1)	(94.7)	(301.5)
Interest credited	113.1	247.5
Other	(0.6)	—
Balance at end of period	6,894.0	6,947.9
Reinsurance impact	(3,455.6)	(3,528.9)
Balance at end of period after reinsurance	$3,438.4	$3,419.0

Weighted-average crediting rate (2)	3.55%	3.35%
Net amount at risk (3)	$86,553.9	$86,547.9
Cash surrender value (4)	$5,884.1	$5,911.5
(1)	Within the separate account liabilities rollforwards in Note 6, Separate Account Balances, these transfers are reflected in premiums and deposits; surrenders, withdrawals and benefit payments; and net transfers (to) from general account.
(2)	The weighted-average crediting rate is calculated on a year-to-date basis based on account value, including indexed credits.
(3)	For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the death benefit in excess of the current account balance or the fixed death benefit at the consolidated statement of financial position date.
(4)	Cash surrender value represents the amount of the contractholders’ account balances distributable at the end of the reporting period less surrender charges.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
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

	June 30, 2023
	Excess of crediting rates over GMIR
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total

	(in millions)
Retirement and Income Solutions
Workplace savings and retirement solutions
Up to 1.00%	$0.2	$4.0	$118.6	$1,084.6	$241.1	$1,448.5
1.01% - 2.00%	—	6,204.0	1,197.5	—	1,524.8	8,926.3
2.01% - 3.00%	7.3	0.1	0.8	2.7	—	10.9
3.01% - 4.00%	7.7	—	—	—	—	7.7
4.01% and above	18.4	—	—	—	—	18.4
Subtotal	33.6	6,208.1	1,316.9	1,087.3	1,765.9	10,411.8
No GMIR						2,029.8
Total						$12,441.6

Individual variable annuities
Up to 1.00%	$25.0	$—	$—	$—	$—	$25.0
1.01% - 2.00%	3.2	—	—	—	—	3.2
2.01% - 3.00%	308.2	—	—	—	—	308.2
3.01% - 4.00%	—	—	—	—	—	—
4.01% and above	—	—	—	—	—	—
Subtotal	336.4	—	—	—	—	336.4
No GMIR						39.0
Total						$375.4

Individual fixed deferred annuities
Up to 1.00%	$366.6	$150.6	$175.7	$600.2	$1,038.6	$2,331.7
1.01% - 2.00%	112.6	1.2	37.9	229.4	1.1	382.2
2.01% - 3.00%	3,211.5	—	—	—	—	3,211.5
3.01% - 4.00%	163.9	—	—	—	—	163.9
4.01% and above	—	—	—	—	—	—
Subtotal	3,854.6	151.8	213.6	829.6	1,039.7	6,089.3
No GMIR						268.7
Total						$6,358.0

Benefits and Protection - Life Insurance
Universal life
Up to 1.00%	$—	$1.7	$15.9	$—	$1.4	$19.0
1.01% - 2.00%	306.0	—	414.1	723.3	132.0	1,575.4
2.01% - 3.00%	825.1	851.6	933.2	61.6	0.7	2,672.2
3.01% - 4.00%	1,689.2	31.7	30.6	29.0	3.2	1,783.7
4.01% and above	38.9	11.7	3.4	1.5	—	55.5
Subtotal	2,859.2	896.7	1,397.2	815.4	137.3	6,105.8
No GMIR						788.2
Total						$6,894.0

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
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
June 30, 2023
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

	June 30, 2023	December 31, 2022

	(in millions)
Liability for future policy benefits by segment (1):
Retirement and Income Solutions:
Pension risk transfer	$22,121.2	$21,211.4
Individual fixed income annuities	4,942.8	5,019.4
Total Retirement and Income Solutions	27,064.0	26,230.8
Principal Asset Management — Principal International:
Latin America:
Individual fixed income annuities	5,204.7	5,042.3
Benefits and Protection:
Specialty Benefits:
Individual disability	1,805.2	1,698.8
Life Insurance:
Term life	962.2	909.0
Total Benefits and Protection	2,767.4	2,607.8
Corporate:
Long-term care insurance	194.5	183.5
Total liability for future policy benefits	35,230.6	34,064.4

Additional liability for certain benefit features by segment (2):
Benefits and Protection - Life Insurance:
Universal life	4,335.0	4,095.2
Total additional liability for certain benefit features	4,335.0	4,095.2

Reconciling items:
Participating contracts	3,131.8	3,207.2
Short-duration contracts	1,296.8	1,295.6
Cost of reinsurance liability	183.1	191.1
Reinsurance recoverable liability	44.8	39.4
Other (3)	101.4	132.4
Future policy benefits and claims per consolidated statements of financial position	$44,323.5	$43,025.3
(1)	Amounts include the deferred profit liability.
(2)	Includes reserves on certain long-duration contracts where benefit features result in gains in early years followed by losses in later years.
(3)	Includes other miscellaneous reserves and the impact of unrealized gains (losses) on the additional liability for certain benefit features.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

Liability for Unpaid Claims

The liability for unpaid claims is reported in future policy benefits and claims within our consolidated statements of financial position. Activity associated with unpaid claims was as follows:

	For the six months ended June 30,
	2023	2022

	(in millions)
Balance at beginning of period	$1,395.0	$1,370.9
Less: reinsurance recoverable	68.6	68.7
Net balance at beginning of period	1,326.4	1,302.2
Incurred:
Current year	827.0	780.6
Prior years	(49.6)	(1.6)
Total incurred	777.4	779.0
Payments:
Current year	528.6	502.6
Prior years	241.3	254.1
Total payments	769.9	756.7
Net balance at end of period	1,333.9	1,324.5
Plus: reinsurance recoverable	67.5	70.6
Balance at end of period	$1,401.4	$1,395.1

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

Long-Duration Contracts

Gross Premiums or Assessments and Interest Accretion

The amount of gross premiums or assessments and interest accretion recognized by segment in the consolidated statements of operations was as follows:

	Gross premiums or assessments (1)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in millions)
Retirement and Income Solutions:
Pension risk transfer	$610.9	$466.3	$1,187.9	$582.8
Individual fixed income annuities	12.0	7.5	20.0	14.3
Total Retirement and Income Solutions	622.9	473.8	1,207.9	597.1
Principal Asset Management - Principal International:
Latin America:
Individual fixed income annuities	8.6	30.5	15.2	41.0
Benefits and Protection:
Specialty Benefits:
Individual disability	154.7	148.5	305.3	292.9
Life Insurance:
Universal life	167.5	118.2	342.1	260.7
Term life	162.0	157.2	322.9	314.4
Total Benefits and Protection	484.2	423.9	970.3	868.0
Corporate:
Long-term care insurance	1.2	1.3	2.7	2.7
Total per consolidated statements of operations	$1,116.9	$929.5	$2,196.1	$1,508.8
(1)	Gross premiums are included within premiums and other considerations on the consolidated statements of operations. Assessments, which are only applicable to the Life Insurance - Universal life level of aggregation, are included within fees and other revenues on the consolidated statements of operations.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

	Interest accretion (1)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in millions)
Retirement and Income Solutions:
Pension risk transfer	$249.9	$231.2	$495.1	$463.9
Individual fixed income annuities	55.1	57.8	110.8	116.3
Total Retirement and Income Solutions	305.0	289.0	605.9	580.2
Principal Asset Management – Principal International:
Latin America:
Individual fixed income annuities (2)	113.5	211.4	219.7	350.5
Benefits and Protection:
Specialty Benefits:
Individual disability	23.5	22.7	46.7	45.0
Life Insurance:
Universal life	47.6	41.8	93.9	84.3
Term life	11.7	10.7	23.1	21.5
Total Benefits and Protection	82.8	75.2	163.7	150.8
Corporate:
Long-term care insurance	2.6	2.4	5.1	4.8
Total per consolidated statements of operations	$503.9	$578.0	$994.4	$1,086.3
(1)	Interest accretion is included within benefits, claims and settlement expenses on the consolidated statements of operations.
(2)	Includes inflation adjustments included within the liability for future policy benefits rollforward for interest accretion.

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
June 30, 2023
(Unaudited)

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

Further details regarding reference rates used are included under “Interest Accretion and Current Discount Rates.”

Retirement and Income Solutions

The balances and the changes in the present value for expected future policy benefits were as follows:

	For the six months ended		For the year ended
	June 30, 2023		December 31, 2022
	Pension	Individual	Pension	Individual
	risk	fixed income	risk	fixed income
	transfer	annuities	transfer	annuities

	($ in millions)
Present value of expected future policy benefit payments
Balance at beginning of period	$21,211.4	$5,019.4	$25,365.8	$6,535.0
Effect of changes in discount rate assumptions at beginning of period	1,799.6	439.0	(3,386.5)	(812.6)
Balance at beginning of period at original discount rate	23,011.0	5,458.4	21,979.3	5,722.4
Effect of changes in cash flow assumptions	—	—	(7.9)	(3.0)
Effect of actual variances from expected experience	(12.6)	(0.6)	(3.2)	—
Adjusted beginning of period balance at original discount rate	22,998.4	5,457.8	21,968.2	5,719.4
Interest accrual	495.1	110.8	935.7	229.7
Benefit payments	(968.1)	(253.3)	(1,841.7)	(520.4)
Issuances	1,191.3	19.7	1,948.8	29.7
Balance at end of period at original discount rate	23,716.7	5,335.0	23,011.0	5,458.4
Effect of changes in discount rate assumptions at end of period	(1,595.5)	(392.2)	(1,799.6)	(439.0)
Future policy benefits	22,121.2	4,942.8	21,211.4	5,019.4
Reinsurance impact	—	(4,631.1)	—	(4,714.0)
Future policy benefits after reinsurance	$22,121.2	$311.7	$21,211.4	$305.4

Weighted-average duration for future policy benefits (years) (1)	8.5	8.0	8.5	7.9
(1)	Represents the average of the cohort-level duration of the benefit cash flows weighted by the reserve balance for each cohort.

Upper-medium grade fixed-income instrument yields decreased during the six months ended June 30, 2023, resulting in an increase to the liability for future policy benefits of $204.1 million for Pension risk transfer and $46.8 million for Individual fixed income annuities.

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
June 30, 2023
(Unaudited)

Principal Asset Management - Principal International

The balances and the changes in the present value for expected future policy benefits for Latin America – Individual fixed income annuities were as follows:

	For the six months ended	For the year ended
	June 30, 2023	December 31, 2022

	($ in millions)
Present value of expected future policy benefit payments
Balance at beginning of period	$5,042.3	$4,336.8
Effect of changes in discount rate assumptions at beginning of period	(754.6)	(478.5)
Balance at beginning of period at original discount rate	4,287.7	3,858.3
Effect of actual variances from expected experience	0.2	(4.7)
Adjusted beginning of period balance at original discount rate	4,287.9	3,853.6
Interest accrual (1)	219.7	662.0
Benefit payments	(183.3)	(325.8)
Issuances	16.4	86.4
Foreign currency translation adjustment	266.5	11.5
Balance at end of period at original discount rate	4,607.2	4,287.7
Effect of changes in discount rate assumptions at end of period	597.5	754.6
Future policy benefits	$5,204.7	$5,042.3

Weighted-average duration for future policy benefits (years) (2)	10.5	10.9
(1)	Includes inflation adjustments.
(2)	Represents the average of the cohort-level duration of the benefit cash flows weighted by the reserve balance for each cohort.

Upper-medium grade fixed-income instrument yields impacting Latin America increased during the six months ended June 30, 2023, resulting in a decrease to the liability for future policy benefits of $157.1 million.

Upper-medium grade fixed-income instrument yields impacting Latin America decreased during the year ended December 31, 2022, resulting in an increase to the liability for future policy benefits of $276.1 million.

See “Interest Accretion and Current Discount Rates” for further details.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

Benefits and Protection

The balances and the changes in the present value for expected net premiums and expected future policy benefits were as follows:

	For the six months ended		For the year ended
	June 30, 2023		December 31, 2022
	Specialty	Life	Specialty	Life
	Benefits	Insurance	Benefits	Insurance
	Individual		Individual
	disability	Term life	disability	Term life

	($ in millions)
Present value of expected net premiums
Balance at beginning of period	$2,341.8	$3,423.2	$3,149.9	$4,193.7
Effect of changes in discount rate assumptions at beginning of period	395.2	196.0	(198.9)	(690.1)
Balance at beginning of period at original discount rate	2,737.0	3,619.2	2,951.0	3,503.6
Effect of changes in cash flow assumptions	—	—	(413.1)	—
Effect of actual variances from expected experience	131.8	55.2	235.9	128.6
Adjusted beginning of period balance at original discount rate	2,868.8	3,674.4	2,773.8	3,632.2
Interest accrual	47.4	83.3	95.2	162.9
Net premiums collected	(134.3)	(172.9)	(276.5)	(346.6)
Issuances	49.0	103.8	144.5	170.7
Balance at end of period at original discount rate	2,830.9	3,688.6	2,737.0	3,619.2
Effect of changes in discount rate assumptions at end of period	(361.1)	(168.1)	(395.2)	(196.0)
Balance at end of period	$2,469.8	$3,520.5	$2,341.8	$3,423.2

Present value of expected future policy benefit payments
Balance at beginning of period	$4,040.6	$4,332.2	$5,648.3	$5,311.3
Effect of changes in discount rate assumptions at beginning of period	1,021.4	251.6	(501.0)	(913.9)
Balance at beginning of period at original discount rate	5,062.0	4,583.8	5,147.3	4,397.4
Effect of changes in cash flow assumptions	—	—	(476.3)	—
Effect of actual variances from expected experience	141.6	61.0	240.0	139.0
Adjusted beginning of period balance at original discount rate	5,203.6	4,644.8	4,911.0	4,536.4
Interest accrual	94.1	106.4	185.4	206.8
Benefit payments	(94.7)	(166.1)	(183.7)	(340.6)
Issuances	50.6	111.5	149.3	181.2
Balance at end of period at original discount rate	5,253.6	4,696.6	5,062.0	4,583.8
Effect of changes in discount rate assumptions at end of period	(978.6)	(213.9)	(1,021.4)	(251.6)
Balance at end of period	$4,275.0	$4,482.7	$4,040.6	$4,332.2

Future policy benefits (1)	$1,805.2	$962.2	$1,698.8	$909.0
Reinsurance impact	(408.9)	44.8	(386.8)	25.6
Future policy benefits after reinsurance	$1,396.3	$1,007.0	$1,312.0	$934.6

Weighted-average duration for future policy benefits (years) (2)	18.5	9.2	18.5	9.6

(1)Represents the present value of expected future policy benefit payments less the present value of expected net premiums.

(2)	Represents the average of the cohort-level duration of the benefits less the net premium cash flows weighted by the reserve balance for each cohort.

Upper-medium grade fixed-income instrument yields decreased during the six months ended June 30, 2023, resulting in an increase to the liability for future policy benefits of $8.7 million for Individual disability and $9.8 million for Term life.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
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

Additional Liability for Certain Benefit Features

The liability for future policy benefits also includes an additional reserve on certain universal life contracts where benefit features result in gains in early years followed by losses in later years. The liability for these future losses is accrued in relation to estimated contract assessments. A premium deficiency exists if the net liabilities together with future premiums are determined to be insufficient to provide for expected future policy benefits. Premium deficiency testing considers, among other factors, anticipated investment income and does not include a provision for adverse deviation. We did not have a premium deficiency reserve as of June 30, 2023 or December 31, 2022.

The balances and the changes in the additional liability for certain benefits features for Life Insurance - Universal life contracts, excluding the impact of unrealized gains (losses), were as follows:

	For the six months ended	For the year ended
	June 30, 2023	December 31, 2022

	($ in millions)
Balance at beginning of period	$4,095.2	$3,814.2
Effect of changes in cash flow assumptions	—	(6.0)
Effect of actual variances from expected experience	14.6	54.9
Interest accrual	93.9	171.2
Net assessments collected	176.3	320.3
Benefit payments	(45.0)	(91.9)
Other (1)	—	(167.5)
Balance at end of period	4,335.0	4,095.2
Reinsurance impact	(4,330.6)	(4,091.4)
Balance at end of period after reinsurance	$4.4	$3.8

Weighted-average duration for additional liability (years) (2)	26.4	27.6
(1)	Reflects the impact of re-cohorting in 2022 as a result of our decision to manage the ULSG business separately from our other UL business following the Strategic Review.
(2)	Represents the average of the cohort-level duration of the benefits less the net assessment cash flows weighted by the reserve balance for each cohort.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

Corporate

The balances and the changes in the present value for expected net premiums and expected future policy benefits for long-term care insurance were as follows:

	For the six months ended	For the year ended
	June 30, 2023	December 31, 2022

	($ in millions)
Present value of expected net premiums
Balance at beginning of period	$64.6	$62.8
Effect of changes in discount rate assumptions at beginning of period	(3.6)	(14.0)
Balance at beginning of period at original discount rate	61.0	48.8
Effect of changes in cash flow assumptions	—	10.0
Effect of actual variances from expected experience	(5.9)	4.1
Adjusted beginning of period balance at original discount rate	55.1	62.9
Interest accrual	1.7	3.3
Net premiums collected	(2.7)	(5.2)
Balance at end of period at original discount rate	54.1	61.0
Effect of changes in discount rate assumptions at end of period	3.3	3.6
Balance at end of period	$57.4	$64.6

Present value of expected future policy benefit payments
Balance at beginning of period	$248.1	$297.5
Effect of changes in discount rate assumptions at beginning of period	(18.9)	(89.5)
Balance at beginning of period at original discount rate	229.2	208.0
Effect of changes in cash flow assumptions	—	17.2
Effect of actual variances from expected experience	1.2	3.7
Adjusted beginning of period balance at original discount rate	230.4	228.9
Interest accrual	6.8	13.1
Benefit payments	(6.9)	(12.8)
Balance at end of period at original discount rate	230.3	229.2
Effect of changes in discount rate assumptions at end of period	21.6	18.9
Balance at end of period	$251.9	$248.1

Future policy benefits (1)	$194.5	$183.5
Reinsurance impact	(194.5)	(183.5)
Future policy benefits after reinsurance	$—	$—

Weighted-average duration for future policy benefits (years) (2)	11.5	11.8
(1)	Represents the present value of expected future policy benefit payments less the present value of expected net premiums.
(2)	Represents the average of cohort-level duration of the benefits less the net premium cash flows weighted by the reserve balance for each cohort.

Upper-medium grade fixed-income instrument yields decreased during the six months ended June 30, 2023, resulting in an increase to the liability for future policy benefits of $3.0 million.

Upper-medium grade fixed-income instrument yields increased during the year ended December 31, 2022, resulting in a decrease to the liability for future policy benefits of $60.2 million.

See “Interest Accretion and Current Discount Rates” for further details.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

Expected Future Gross Premiums and Benefit Payments

The amounts of expected undiscounted future benefit payments, expected undiscounted future gross premiums and expected discounted future gross premiums, utilizing the current upper-medium fixed-income instrument yield, were as follows:

	June 30, 2023	December 31, 2022

	(in millions)
Retirement and Income Solutions:
Pension risk transfer
Expected undiscounted future benefit payments	$34,726.8	$33,691.4

Individual fixed income annuities
Expected undiscounted future benefit payments	$7,506.4	$7,716.6

Principal Asset Management - Principal International:
Latin America:
Individual fixed income annuities
Expected undiscounted future benefit payments	$6,880.7	$6,449.9

Benefits and Protection - Specialty Benefits:
Individual disability
Expected discounted future gross premiums	$5,266.2	$5,140.9
Expected undiscounted future gross premiums	$8,121.1	$7,978.7
Expected undiscounted future benefit payments	$8,791.0	$8,473.9

Benefits and Protection - Life Insurance:
Term life
Expected discounted future gross premiums	$6,207.5	$6,104.6
Expected undiscounted future gross premiums	$10,212.5	$10,146.3
Expected undiscounted future benefit payments	$7,341.3	$7,202.5

Corporate:
Long-term care insurance
Expected discounted future gross premiums	$57.4	$64.6
Expected undiscounted future gross premiums	$84.7	$96.5
Expected undiscounted future benefit payments	$478.5	$483.4

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
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

	Interest accretion rate		Current discount rate
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Retirement and Income Solutions:
Pension risk transfer	4.42%	4.38%	5.21%	5.31%
Individual fixed income annuities	4.21%	4.22%	5.21%	5.30%
Principal Asset Management - Principal International (1):
Latin America:
Individual fixed income annuities	4.23%	4.24%	2.81%	2.43%
Benefits and Protection:
Specialty Benefits:
Individual disability	4.00%	4.03%	5.24%	5.36%
Life Insurance:
Universal life	4.73%	4.73%	See note (2)	See note (2)
Term life	4.85%	4.89%	5.18%	5.22%
Corporate:
Long-term care insurance	6.16%	6.16%	5.22%	5.34%
(1)	The interest accretion rate and current discount rate are Chilean real rates, excluding inflation, in the local currency.
(2)	The additional liability for certain benefit features for Life Insurance – Universal life is measured using the discount rate at contract inception. Therefore, the current discount rate is not applicable for this product.

9. Market Risk Benefits

Contracts or contract features that provide protection to the policyholder from capital market risk, including equity, interest rate or foreign exchange risk, and expose us to other-than-nominal capital market risk are classified as MRBs. We issue certain annuity contracts and other investment contracts that include MRBs that have been bifurcated from the host contract. The Retirement and Income Solutions segment offers variable annuity products with GMWB riders and GMDB riders and its RILA products offer return of premium death benefits. The Principal Asset Management segment offers defined contribution plans in Asia with a guarantee on the minimum account balance under certain qualifying events.

MRBs are measured at fair value at the contract level and can be in either an asset or liability position, depending on certain inputs at the reporting date. MRB assets and liabilities are presented separately within the consolidated statements of financial position. Increases to an asset or decreases to a liability are described as favorable changes to fair value.

Changes in fair value are reported in MRB remeasurement (gain) loss on the consolidated statements of operations. However, the change in fair value related to our own nonperformance risk is reported in OCI. For contracts that contain multiple MRB features, the MRBs are valued on a combined basis using an integrated model.

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
June 30, 2023
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

	June 30, 2023			December 31, 2022
			Net asset			Net asset
	Asset	Liability	(liability)	Asset	Liability	(liability)

	(in millions)
Retirement and Income Solutions:
Individual variable annuities	$148.6	$112.5	$36.1	$109.2	$181.4	$(72.2)
Principal Asset Management - Principal International:
Asia:
Guaranteed pension	—	23.6	(23.6)	—	26.0	(26.0)
Total MRB per consolidated statements of financial position	$148.6	$136.1	$12.5	$109.2	$207.4	$(98.2)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

Retirement and Income Solutions

The net asset (liability) balances and the changes in the valuation of the MRBs for Individual variable annuities were as follows:

	For the six months ended	For the year ended
	June 30, 2023	December 31, 2022

	($ in millions)
Balance at beginning of period	$(72.2)	$(494.7)
Effect of changes in nonperformance risk at beginning of period	(31.7)	109.5
Adjusted balance at beginning of period	(103.9)	(385.2)
Effect of:
Interest accrual and expected policyholder behavior	(36.9)	(90.1)
Benefit payments	0.3	1.3
Changes in interest rates	(6.1)	539.1
Changes in equity markets	106.1	(112.4)
Changes in equity index volatility	47.4	(50.2)
Actual policyholder behavior different from expected behavior	(2.6)	1.5
Changes in future expected policyholder behavior	—	(6.1)
Changes in other future expected assumptions	—	(1.8)
Adjusted balance at end of period	4.3	(103.9)
Effect of changes in nonperformance risk at end of period	31.8	31.7
Balance at end of period	$36.1	$(72.2)

Weighted-average attained age of policyholders (years) (1)	67.6	67.4
Net amount at risk (2)	$198.1	$415.5
(1)	The weighted-average attained age is calculated at the contract level using the total contributions since inception and the age of the contractholders.
(2)	The net amount at risk for our GMDB riders and our RILA products is defined as the current GMDB amount or death benefit, respectively, in excess of the current account balance. The net amount at risk for our GMWB riders is defined as the greater of the present value of the GMWB payments less the current account balance or zero. For contracts with both GMDB and GMWB riders, the net amount at risk is the greater of the GMDB or GMWB net amount at risk. Increases in the equity markets and decreases in interest rates resulted in a decrease in the net amount at risk in 2023. Decreases in the equity markets and increases in interest rates resulted in an increase in the net amount at risk in 2022.

Significant changes to inputs and assumptions that impacted the change in the MRB fair value measurement shown above were as follows:

	For the six months ended		For the year ended
	June 30, 2023		December 31, 2022
		Change in net		Change in net
	Change in input	MRB liability	Change in input	MRB liability
Long-term interest rate	Decreased	Unfavorable	Increased	Favorable
Equity markets	Increased	Favorable	Decreased	Unfavorable
Equity market volatilities	Decreased	Favorable	Increased	Unfavorable
Own nonperformance risk	Increased	Favorable	Increased	Favorable

See “Unobservable Inputs for Fair Value Measurement” for additional details on the inputs.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

Principal Asset Management - Principal International

The net asset (liability) balances and the changes in the valuation of the MRBs for Asia – Guaranteed pension were as follows:

	For the six months ended	For the year ended
	June 30, 2023	December 31, 2022

	($ in millions)
Balance at beginning of period	$(26.0)	$(35.1)
Effect of changes in nonperformance risk at beginning of period	1.2	4.3
Adjusted balance at beginning of period	(24.8)	(30.8)
Effect of:
Interest accrual and expected policyholder behavior	(5.4)	(7.1)
Benefit payments	7.1	9.5
Changes in interest rates	0.1	3.9
Changes in equity markets	—	(1.0)
Actual policyholder behavior different from expected behavior	0.2	0.7
Foreign currency translation adjustment	0.1	—
Adjusted balance at end of period	(22.7)	(24.8)
Effect of changes in nonperformance risk at end of period	(0.9)	(1.2)
Balance at end of period	$(23.6)	$(26.0)

Weighted-average attained age of policyholders (years) (1)	50.2	50.0
Net amount at risk (2)	$78.7	$91.0
(1)	The weighted-average attained age is calculated at the contract level using the guarantee amounts and the age of the underlying members of the contracts.
(2)	The net amount at risk for the minimum guarantee on withdrawal is defined as the current guaranteed balance in excess of the current account balance.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
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

	June 30, 2023				December 31, 2022
				Weighted-				Weighted-
	Range of inputs			Average	Range of inputs			Average
Retirement and Income Solutions:
Individual variable annuities
Long-term interest rate (1)	3.85	-	4.04%	3.94%	3.97	-	4.12%	4.04%
Long-term equity market volatility	18.10	-	32.59%	21.37%	18.10	-	34.15%	22.07%
Nonperformance risk	1.05	-	2.05%	1.76%	0.90	-	1.96%	1.65%
Lapse rate	1.10	-	55.00%	5.77%	1.25	-	24.75%	5.76%
Principal Asset Management - Principal International:
Asia:
Guaranteed pension
Long-term interest rate (1)	3.85	-	3.99%	3.92%	3.80	-	3.98%	3.88%
Long-term equity market volatility	18.07	-	23.61%	19.78%	18.06	-	25.16%	20.69%
Nonperformance risk	1.11	-	2.09%	1.80%	0.90	-	1.98%	1.68%
Lapse rate	4.95	-	19.35%	13.40%	4.95	-	19.35%	13.40%
(1)	Represents the range of rate curves used in the valuation analysis that we have determined market participants would use when pricing the instrument. The rate curves are derived from an interpolation between various observable swap rates.

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

We are contingently liable with respect to reinsurance ceded to other companies in the event the reinsurer is unable to meet the obligations it has assumed. As of June 30, 2023, and December 31, 2022, we had $13,335.2 million and $13,252.8 million of reinsurance recoverable assets, respectively, included in reinsurance recoverable and deposit receivable on the consolidated statements of financial position, which does not reflect potentially offsetting impacts of collateral. As of June 30, 2023, and December 31, 2022, we had $44.8 million and $39.4 million of reinsurance recoverable liabilities, respectively, included in future policy benefits and claims on the consolidated statements of financial condition.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

The effects of reinsurance on premiums and other considerations and policy and contract benefits were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

	(in millions)
Premiums and other considerations:
Direct	$1,618.9	$1,436.7	$3,182.2	$2,477.2
Ceded	(126.2)	(70.5)	(240.9)	(223.6)
Net premiums and other considerations	$1,492.7	$1,366.2	$2,941.3	$2,253.6
Benefits, claims and settlement expenses:
Direct	$2,254.1	$2,022.1	$4,361.9	$3,651.6
Ceded	(420.0)	(578.9)	(753.9)	(717.7)
Net benefits, claims and settlement expenses	$1,834.1	$1,443.2	$3,608.0	$2,933.9
Liability for future policy benefits remeasurement (gain) loss:
Direct	$11.6	$(151.9)	$24.3	$(131.6)
Ceded	(10.9)	(61.9)	(29.2)	(68.8)
Net liability for future policy benefits remeasurement (gain) loss	$0.7	$(213.8)	$(4.9)	$(200.4)

As of June 30, 2023 and December 31, 2022, we had a $6,961.3 million and $7,901.0 reinsurance deposit receivable, respectively.

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

	June 30, 2023	December 31, 2022

	(in millions)
Cost of reinsurance asset	$3,297.3	$3,339.1

Cost of reinsurance liability	$183.1	$191.1

Cost of reinsurance amortization, including the impacts of remeasurement, of $15.4 million and $0.5 million for the three months ended June 30, 2023 and 2022, and $33.2 million and $(5.0) million for the six months ended June 30, 2023 and 2022, respectively, was reported in benefits, claims and settlement expenses and liability for future policy benefits remeasurement (gain) loss on the consolidated statements of operations.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

Funds Withheld

The following assets were held in support of our reserves associated with our coinsurance with funds withheld agreement and are reported in the line items shown on the consolidated statements of financial position.

	June 30, 2023	December 31, 2022

	(in millions)
Fixed maturities, available-for-sale	$15,909.9	$15,693.5
Fixed maturities, trading	104.1	100.8
Equity securities	0.3	11.0
Mortgage loans	2,631.1	2,810.8
Other investments	241.4	179.8
Cash and cash equivalents	1,202.8	1,762.9
Accrued interest income	190.6	178.7
Net other liabilities	(109.1)	(33.6)
Net assets	$20,171.1	$20,703.9

Certain assets are reported at amortized cost while the fair value of those assets is reflected in the funds withheld payable. As of June 30, 2023 and December 31, 2022, we had a $19,921.8 million and $20,436.1 million funds withheld payable, which was net of a $3,120.1 million and $3,652.8 million embedded derivative asset, respectively. The change in fair value of the embedded derivative was a gain (loss) of $93.9 million and $3,067.3 million for the three months ended June 30, 2023 and 2022, respectively, and $(532.7) million and $3,067.3 million for the six months ended June 30, 2023 and 2022, respectively.

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

Following are the components of net realized capital gains (losses) on the funds withheld assets that were passed to Talcott Life & Annuity Re.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in millions)
Fixed maturities, available-for-sale	$(66.6)	$113.9	$(123.6)	$113.9
Fixed maturities, trading	—	(0.8)	(0.1)	(0.8)
Equity securities	—	(2.8)	(1.2)	(2.8)
Mortgage loans	(9.2)	(1.6)	(9.2)	(1.6)
Derivatives	2.5	(0.5)	5.4	(0.5)
Other	—	(6.4)	—	(6.4)
Net realized capital gains (losses)	$(73.3)	$101.8	$(128.7)	$101.8

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

11. Long-Term Debt

	June 30, 2023
		Net unamortized
		discount,
		premium and
		debt issuance	Carrying
	Principal	costs	amount

	(in millions)
3.4% notes payable, due 2025	$400.0	$(0.9)	$399.1
3.1% notes payable, due 2026	350.0	(1.3)	348.7
3.7% notes payable, due 2029	500.0	(4.1)	495.9
2.125% notes payable, due 2030	600.0	(3.4)	596.6
5.375% notes payable, due 2033	400.0	(4.0)	396.0
6.05% notes payable, due 2036	505.6	(2.2)	503.4
4.625% notes payable, due 2042	300.0	(2.9)	297.1
4.35% notes payable, due 2043	300.0	(2.9)	297.1
4.3% notes payable, due 2046	300.0	(3.0)	297.0
5.5% notes payable, due 2053	300.0	(4.4)	295.6
Non-recourse mortgages and notes payable	65.9	0.5	66.4
Total long-term debt	$4,021.5	$(28.6)	$3,992.9

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

On March 8, 2023, we issued $700.0 million of senior notes. We issued a $400.0 million series of notes that bear interest at 5.375% and will mature in 2033 and a $300.0 million series of notes that bear interest at 5.5% and will mature in 2053. Interest on the notes is payable semi-annually on March 15 and September 15 each year, beginning on September 15, 2023. The proceeds from these notes were used to repay at maturity our 3.125% notes payable due in 2023 and to redeem our floating rate notes payable due in 2055. We incurred a one-time cost to extinguish this debt before the scheduled maturity date, which was recorded in operating expenses on the consolidated statements of operations.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

12. Income Taxes

Effective Income Tax Rate

Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate was as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
U.S. corporate income tax rate	21%	21%	21%	21%
Dividends received deduction	(4)	(1)	(16)	(1)
Tax credits	(4)	—	(12)	(1)
Impact of equity method presentation	(2)	—	(6)	—
Interest exclusion from taxable income	(1)	—	(5)	—
Employee compensation	—	—	(3)	—
Local country permanent tax adjustments	—	—	(2)	—
Foreign currency inflation	(1)	—	(2)	—
Low income housing tax credit amortization	2	—	8	—
Global Intangible Low-Taxed Income	—	1	5	1
State income taxes	1	—	2	—
Valuation allowance	1	—	1	—
Foreign country statutory rate differential	—	—	1	—
Effective income tax rate	13%	21%	(8)%	20%

Effects of Tax Legislation

The Inflation Reduction Act of 2022 (“The Act”) was enacted by the U.S. government on August 16, 2022. The Act implements a new corporate alternative minimum tax (“CAMT”) effective January 1, 2023. We are an “Applicable Corporation,” which requires computation of the U.S. federal income tax liability under two systems, the U.S. regular corporate tax (“RCT”) and the CAMT. Although the CAMT may apply in any given year when tentative minimum tax (“TMT”) then exceeds the RCT liability, as a “prepayment” the CAMT generates a corresponding alternative minimum tax credit (“AMTC”). We made an accounting policy election in 2022 to recognize the CAMT as a current period tax expense when incurred, along with recording an offsetting AMTC related deferred tax asset. No CAMT accrual was made for the second quarter of 2023, as TMT did not exceed the calculated RCT liability.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

13. Employee and Agent Benefits

Components of Net Periodic Benefit Cost

			Other postretirement
	Pension benefits		benefits
	For the three months ended		For the three months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in millions)
Service cost	$13.8	$18.9	$—	$—
Interest cost	40.3	28.3	0.9	0.5
Expected return on plan assets	(40.9)	(44.7)	(1.2)	(1.2)
Amortization of prior service benefit	(4.2)	(4.2)	(0.2)	(0.2)
Recognized net actuarial (gain) loss	10.7	14.1	(0.2)	(0.3)
Net periodic benefit cost (income)	$19.7	$12.4	$(0.7)	$(1.2)

			Other postretirement
	Pension benefits		benefits
	For the six months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in millions)
Service cost	$27.8	$39.1	$—	$—
Interest cost	80.0	56.4	1.7	1.1
Expected return on plan assets	(81.6)	(89.4)	(2.3)	(2.4)
Amortization of prior service benefit	(8.4)	(8.4)	(0.5)	(0.5)
Recognized net actuarial (gain) loss	20.5	27.9	(0.4)	(0.6)
Net periodic benefit cost (income)	$38.3	$25.6	$(1.5)	$(2.4)

The components of net periodic benefit cost including the service cost component are included in operating expenses on the consolidated statements of operations.

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for U.S. federal income tax purposes. It is too early to determine, but we do not anticipate that we will be required to fund a minimum required contribution under ERISA. Regardless, it is possible that we may fund the qualified and nonqualified pension plans in 2023 for a combined total of up to $70.0 million. During the three and six months ended June 30, 2023, we contributed $12.0 million and $42.0 million to these plans, respectively.

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
June 30, 2023
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

While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe any such matter will have a material adverse effect on our business or financial position. To the extent such matters present a reasonably possible chance of loss, we are generally not able to estimate the possible loss or range of loss associated therewith. The outcome of such matters is always uncertain and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate as of June 30, 2023.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. The terms of these agreements range in duration and often are not explicitly defined. The maximum exposure under these agreements as of June 30, 2023, was approximately $85.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period. Furthermore, in connection with our contingent funding agreements, we are required to purchase any principal and interest strips of U.S. Treasury securities that are due and not paid from the associated unconsolidated trusts. The maximum exposure under these agreements as of June 30, 2023, was $750.0 million.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

15. Stockholders’ Equity

Common Stock Dividends

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Dividends declared per common share	$0.64	$0.64	$1.28	$1.28

Reconciliation of Outstanding Common Shares

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in millions)
Beginning balance	243.1	252.2	243.5	261.7
Shares issued	0.3	0.6	2.0	2.3
Treasury stock acquired	(1.4)	(2.9)	(3.5)	(14.1)
Ending balance	242.0	249.9	242.0	249.9

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

Other Comprehensive Income (Loss)

	For the three months ended			For the six months ended
	June 30, 2023			June 30, 2023
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax

	(in millions)
Net unrealized gains (losses) on available-for-sale securities during the period	$(787.7)	$162.7	$(625.0)	$493.1	$(102.2)	$390.9
Reclassification adjustment for losses included in net income (1)	105.2	(22.1)	83.1	183.7	(38.5)	145.2
Adjustments for assumed changes in amortization patterns	(0.9)	0.2	(0.7)	(0.7)	0.2	(0.5)
Adjustments for assumed changes in policyholder liabilities	0.2	—	0.2	0.1	—	0.1
Net unrealized gains (losses) on available-for-sale securities	(683.2)	140.8	(542.4)	676.2	(140.5)	535.7

Net unrealized losses on derivative instruments during the period	(6.2)	1.4	(4.8)	(2.5)	0.6	(1.9)
Reclassification adjustment for gains included in net income (2)	(1.2)	0.2	(1.0)	(4.9)	1.0	(3.9)
Net unrealized losses on derivative instruments	(7.4)	1.6	(5.8)	(7.4)	1.6	(5.8)

Liability for future policy benefits discount rate remeasurement gain (loss) (3)	655.0	(145.8)	509.2	(27.4)	(4.3)	(31.7)

Market risk benefit nonperformance risk gain (loss) (4)	(7.3)	1.7	(5.6)	0.4	—	0.4

Foreign currency translation adjustment during the period	18.5	(8.9)	9.6	150.7	(9.0)	141.7
Reclassification adjustment for losses included in net income (5)	0.3	—	0.3	0.3	—	0.3
Foreign currency translation adjustment	18.8	(8.9)	9.9	151.0	(9.0)	142.0

Unrecognized postretirement benefit obligation during the period	(18.3)	4.7	(13.6)	(18.3)	4.7	(13.6)
Amortization of amounts included in net periodic benefit cost (6)	6.1	(1.6)	4.5	11.2	(2.9)	8.3
Net unrecognized postretirement benefit obligation	(12.2)	3.1	(9.1)	(7.1)	1.8	(5.3)

Other comprehensive income (loss)	$(36.3)	$(7.5)	$(43.8)	$785.7	$(150.4)	$635.3

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

	For the three months ended			For the six months ended
	June 30, 2022			June 30, 2022
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax

	(in millions)
Net unrealized losses on available-for-sale securities during the period	$(4,850.0)	$1,025.0	$(3,825.0)	$(10,385.5)	$2,197.0	$(8,188.5)
Reclassification adjustment for losses included in net income (1)	48.1	(10.6)	37.5	7.5	(5.4)	2.1
Adjustments for assumed changes in amortization patterns	(2.6)	0.6	(2.0)	(2.7)	0.6	(2.1)
Adjustments for assumed changes in policyholder liabilities	(90.3)	18.9	(71.4)	272.8	(57.4)	215.4
Net unrealized losses on available-for-sale securities	(4,894.8)	1,033.9	(3,860.9)	(10,107.9)	2,134.8	(7,973.1)

Net unrealized gains (losses) on derivative instruments during the period	0.6	(0.1)	0.5	(20.4)	4.3	(16.1)
Reclassification adjustment for gains included in net income (2)	(10.6)	2.2	(8.4)	(17.4)	3.6	(13.8)
Adjustments for assumed changes in amortization patterns	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Adjustments for assumed changes in policyholder liabilities	(3.5)	0.6	(2.9)	0.4	(0.1)	0.3
Net unrealized losses on derivative instruments	(13.6)	2.7	(10.9)	(37.5)	7.8	(29.7)

Liability for future policy benefits discount rate remeasurement gain (3)	1,647.5	(338.2)	1,309.3	4,838.4	(1,010.0)	3,828.4

Market risk benefit nonperformance risk gain (4)	76.2	(16.0)	60.2	169.4	(35.5)	133.9

Foreign currency translation adjustment	(265.0)	(3.5)	(268.5)	(108.4)	(5.0)	(113.4)

Unrecognized postretirement benefit obligation during the period	2.1	(0.5)	1.6	2.1	(0.5)	1.6
Amortization of amounts included in net periodic benefit cost (6)	9.4	(2.7)	6.7	18.4	(5.0)	13.4
Net unrecognized postretirement benefit obligation	11.5	(3.2)	8.3	20.5	(5.5)	15.0

Other comprehensive loss	$(3,438.2)	$675.7	$(2,762.5)	$(5,225.5)	$1,086.6	$(4,138.9)
(1)	Pre-tax reclassification adjustments relating to available-for-sale securities are reported in net realized capital gains (losses) on the consolidated statements of operations.
(2)	See Note 4, Derivative Financial Instruments, under the caption “Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations” for further details.
(3)	Includes the discount rate remeasurement gain (loss) associated with the liability for future policy benefits and the associated reinsurance recoverable. See Note 8, Future Policy Benefits and Claims, under the caption “Liability for Future Policy Benefits” for further details.
(4)	See Note 9, Market Risk Benefits, for further details.
(5)	The 2023 pre-tax reclassification adjustment related to the release of the cumulative translation adjustment from the dissolution of a foreign subsidiary.
(6)	Amount is comprised of amortization of prior service cost (benefit) and recognized net actuarial (gain) loss, which is reported in operating expenses on the consolidated statements of operations. See Note 13, Employee and Agent Benefits, under the caption “Components of Net Periodic Benefit Cost” for further details.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

Accumulated Other Comprehensive Loss

	Net unrealized	Net unrealized	LFPB		Foreign	Unrecognized	Accumulated
	losses on	gains	discount rate	MRB	currency	postretirement	other
	available-for-sale	on derivative	remeasurement	nonperformance	translation	benefit	comprehensive
	securities (1)	instruments	gain (loss)	risk gain (loss)	adjustment	obligation	loss

	(in millions)
Balances as of April 1, 2022	$(231.8)	$37.8	$(1,518.5)	$(16.4)	$(1,395.0)	$(338.0)	$(3,461.9)
Other comprehensive loss, during the period net of adjustments	(3,898.3)	(2.5)	1,309.3	60.2	(265.0)	1.6	(2,794.7)
Amounts reclassified from AOCI	37.5	(8.4)	—	—	—	6.7	35.8
Other comprehensive loss	(3,860.8)	(10.9)	1,309.3	60.2	(265.0)	8.3	(2,758.9)
Adjustment for reinsurance (2)	108.4	6.2	—	—	—	—	114.6
Balances as of June 30, 2022	$(3,984.2)	$33.1	$(209.2)	$43.8	$(1,660.0)	$(329.7)	$(6,106.2)

Balances as of April 1, 2023	$(4,779.8)	$39.7	$200.0	$30.0	$(1,440.9)	$(250.3)	$(6,201.3)
Other comprehensive loss during the period, net of adjustments	(625.5)	(4.8)	509.2	(5.6)	9.5	(13.6)	(130.8)
Amounts reclassified from AOCI	83.1	(1.0)	—	—	0.3	4.5	86.9
Other comprehensive loss	(542.4)	(5.8)	509.2	(5.6)	9.8	(9.1)	(43.9)
Balances as of June 30, 2023	$(5,322.2)	$33.9	$709.2	$24.4	$(1,431.1)	$(259.4)	$(6,245.2)

	Net unrealized	Net unrealized	LFPB		Foreign	Unrecognized	Accumulated
	gains (losses) on	gains	discount rate	MRB	currency	postretirement	other
	available-for-sale	on derivative	remeasurement	nonperformance	translation	benefit	comprehensive
	securities (1)	instruments	gain (loss)	risk gain (loss)	adjustment	obligation	loss

	(in millions)
Balances as of January 1, 2022	$3,880.4	$56.6	$(4,037.6)	$(90.1)	$(1,548.7)	$(344.7)	$(2,084.1)
Other comprehensive loss during the period, net of adjustments	(7,975.1)	(15.9)	3,828.4	133.9	(111.3)	1.6	(4,138.4)
Amounts reclassified from AOCI	2.1	(13.8)	—	—	—	13.4	1.7
Other comprehensive loss	(7,973.0)	(29.7)	3,828.4	133.9	(111.3)	15.0	(4,136.7)
Adjustment for reinsurance (2)	108.4	6.2	—	—	—	—	114.6
Balances as of June 30, 2022	$(3,984.2)	$33.1	$(209.2)	$43.8	$(1,660.0)	$(329.7)	$(6,106.2)

Balances as of January 1, 2023	$(5,857.9)	$39.7	$740.9	$24.0	$(1,571.6)	$(254.1)	$(6,879.0)
Other comprehensive income during the period, net of adjustments	390.5	(1.9)	(31.7)	0.4	140.2	(13.6)	483.9
Amounts reclassified from AOCI	145.2	(3.9)	—	—	0.3	8.3	149.9
Other comprehensive income	535.7	(5.8)	(31.7)	0.4	140.5	(5.3)	633.8
Balances as of June 30, 2023	$(5,322.2)	$33.9	$709.2	$24.4	$(1,431.1)	$(259.4)	$(6,245.2)
(1)	Net unrealized gains (losses) on available-for-sale securities for which an allowance for credit loss has been recorded were $(1.9) million and $(2.1) million as of June 30, 2023 and 2022, respectively.
(2)	Reflects the January 1, 2022, balance associated with our ULSG business that was ceded to Talcott Life & Annuity Re.

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
June 30, 2023
(Unaudited)

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

Following is a reconciliation of the changes in the redeemable noncontrolling interest:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in millions)
Balance at beginning of period	$272.7	$306.8	$262.0	$332.5
Net income (loss) attributable to redeemable noncontrolling interest	3.6	(23.1)	8.1	(33.4)
Redeemable noncontrolling interest of deconsolidated entities (1)	(0.6)	—	(3.0)	—
Contributions from redeemable noncontrolling interest	4.3	7.0	23.3	31.0
Distributions to redeemable noncontrolling interest	(14.4)	(21.8)	(22.8)	(61.4)
Purchase of subsidiary shares from redeemable noncontrolling interest	—	—	(1.6)	—
Change in redemption value of redeemable noncontrolling interest	0.7	0.3	0.1	0.4
Other comprehensive income (loss) attributable to redeemable noncontrolling interest	0.4	(0.7)	0.6	(0.6)
Balance at end of period	$266.7	$268.5	$266.7	$268.5

(1)We deconsolidated certain sponsored investment funds as they no longer met the requirements for consolidation.

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
June 30, 2023
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

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of June 30, 2023, approximately 4% of our total fixed maturities were Level 3 securities valued using internal pricing models.

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
June 30, 2023
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

Derivatives

The fair values of exchange-traded derivatives are determined through quoted market prices, which are reflected in Level 1. Exchange-traded derivatives include futures that are settled daily, which reduces their fair value in the consolidated statements of financial position. The fair values of OTC cleared derivatives are determined through market prices published by the clearinghouses, which are reflected in Level 2. The clearinghouses utilize the SOFR curve in their valuation. Variation margin associated with OTC cleared derivatives is settled daily, which reduces their fair value in the consolidated statements of financial position. The fair values of bilateral OTC derivative instruments are determined using either pricing valuation models that utilize market observable inputs or broker quotes. The majority of our bilateral OTC derivatives are valued with models that use market observable inputs, which are reflected in Level 2. Significant inputs include contractual terms, interest rates, currency exchange rates, credit spread curves, equity prices and volatilities. These valuation models consider projected discounted cash flows, relevant swap curves and appropriate implied volatilities. Certain bilateral OTC derivatives utilize unobservable market data, primarily independent broker quotes that are nonbinding quotes based on models that do not reflect the result of market transactions, which are reflected in Level 3.

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
June 30, 2023
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
June 30, 2023
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2023
	Assets/	Amount
	(liabilities)	measured at
	measured at	net asset	Fair value hierarchy level
	fair value	value (5)	Level 1	Level 2	Level 3

	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,647.4	$—	$1,353.7	$293.7	$—
Non-U.S. governments	532.3	—	0.3	532.0	—
States and political subdivisions	6,539.5	—	—	6,469.5	70.0
Corporate	35,715.0	—	28.8	33,867.4	1,818.8
Residential mortgage-backed pass-through securities	2,570.1	—	—	2,570.1	—
Commercial mortgage-backed securities	4,776.0	—	—	4,772.8	3.2
Collateralized debt obligations (1)	5,021.3	—	—	4,955.7	65.6
Other debt obligations	7,440.2	—	—	6,523.4	916.8
Total fixed maturities, available-for-sale	64,241.8	—	1,382.8	59,984.6	2,874.4
Fixed maturities, trading	707.3	—	98.2	438.1	171.0
Equity securities	1,830.0	—	596.4	1,233.6	—
Derivative assets (2)	361.9	—	—	358.9	3.0
Other investments	678.1	77.4	238.8	360.0	1.9
Cash equivalents	2,602.9	—	69.5	2,533.4	—
Market risk benefit asset (3)	148.6	—	—	—	148.6
Sub-total excluding separate account assets	70,570.6	77.4	2,385.7	64,908.6	3,198.9
Separate account assets	164,210.6	8,698.6	100,197.3	54,476.6	838.1
Total assets	$234,781.2	$8,776.0	$102,583.0	$119,385.2	$4,037.0

Liabilities
Investment and universal life contracts (4)	$(69.6)	$—	$—	$—	$(69.6)
Market risk benefit liability (3)	(136.1)	—	—	—	(136.1)
Funds withheld payable embedded derivative (4)	3,120.1	—	—	—	3,120.1
Derivative liabilities (2)	(529.5)	—	—	(526.7)	(2.8)
Other liabilities	(0.2)	—	—	(0.2)	—
Total liabilities	$2,384.7	$—	$—	$(526.9)	$2,911.6

Net assets	$237,165.9	$8,776.0	$102,583.0	$118,858.3	$6,948.6

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

	December 31, 2022
	Assets/	Amount
	(liabilities)	measured at
	measured at	net asset	Fair value hierarchy level
	fair value	value (5)	Level 1	Level 2	Level 3

	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,739.8	$—	$1,359.1	$380.7	$—
Non-U.S. governments	567.3	—	1.4	565.9	—
States and political subdivisions	6,232.3	—	—	6,161.4	70.9
Corporate	36,183.2	—	26.6	34,588.3	1,568.3
Residential mortgage-backed pass-through securities	2,228.7	—	—	2,228.7	—
Commercial mortgage-backed securities	4,864.6	—	—	4,861.2	3.4
Collateralized debt obligations (1)	4,566.4	—	—	4,510.2	56.2
Other debt obligations	6,507.6	—	—	6,039.8	467.8
Total fixed maturities, available-for-sale	62,889.9	—	1,387.1	59,336.2	2,166.6
Fixed maturities, trading	760.7	—	78.6	548.1	134.0
Equity securities	1,708.6	—	492.4	1,216.2	—
Derivative assets (2)	321.6	—	—	320.9	0.7
Other investments	701.1	81.4	311.7	306.1	1.9
Cash equivalents	3,604.1	—	973.5	2,630.6	—
Market risk benefit asset (3)	109.2	—	—	—	109.2
Sub-total excluding separate account assets	70,095.2	81.4	3,243.3	64,358.1	2,412.4
Separate account assets	155,375.1	9,120.9	92,010.7	53,208.6	1,034.9
Total assets	$225,470.3	$9,202.3	$95,254.0	$117,566.7	$3,447.3

Liabilities
Investment and universal life contracts (4)	$(46.4)	$—	$—	$—	$(46.4)
Market risk benefit liability (3)	(207.4)	—	—	—	(207.4)
Funds withheld payable embedded derivative (4)	3,652.8	—	—	—	3,652.8
Derivative liabilities (2)	(634.2)	—	—	(630.1)	(4.1)
Other liabilities	(0.4)	—	—	(0.4)	—
Total liabilities	$2,764.4	$—	$—	$(630.5)	$3,394.9

Net assets	$228,234.7	$9,202.3	$95,254.0	$116,936.2	$6,842.2
(1)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(2)	Within the consolidated statements of financial position, derivative assets are reported with other investments and derivative liabilities are reported with other liabilities. The amounts are presented gross in the tables above to reflect the presentation on the consolidated statements of financial position; however, are presented net for purposes of the rollforward in the Changes in Level 3 Fair Value Measurements tables. Refer to Note 4, Derivative Financial Instruments, for further information on fair value by class of derivative instruments.
(3)	Refer to Note 9, Market Risk Benefits, for further information on the change in the Level 3 fair value measurements of MRBs.
(4)	Includes bifurcated embedded derivatives that are reported at net asset (liability) fair value within the same line item in the consolidated statements of financial position in which the host contract is reported. The funds withheld payable embedded derivative could be in either an asset or (liability) position.
(5)	Certain investments are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy. Other investments using the NAV practical expedient consist of certain fund interests that are restricted until maturity with unfunded commitments totaling $7.8 million and $7.8 million as of June 30, 2023 and December 31, 2022, respectively. Separate account assets using the NAV practical expedient consist of hedge funds and a real estate fund with varying investment strategies that also have a variety of redemption terms and conditions. We do not have unfunded commitments associated with these funds.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows:

	For the three months ended June 30, 2023
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance		Included in	issuances			balance
	as of	Included in	other	and	Transfers	Transfers	as of
	April 1,	net income	comprehensive	settlements	into	out of	June 30,
	2023	(2)	income (3)	(4)	Level 3	Level 3	2023

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$72.1	$—	$(1.7)	$(0.4)	$—	$—	$70.0
Corporate	1,654.5	(3.8)	(3.5)	92.5	79.1	—	1,818.8
Commercial mortgage-backed securities	3.3	—	(0.1)	—	—	—	3.2
Collateralized debt obligations	162.2	—	(0.9)	25.2	—	(120.9)	65.6
Other debt obligations	866.5	0.6	(14.6)	64.3	—	—	916.8
Total fixed maturities, available-for-sale	2,758.6	(3.2)	(20.8)	181.6	79.1	(120.9)	2,874.4
Fixed maturities, trading	156.1	(0.3)	—	15.2	—	—	171.0
Other investments	1.9	—	—	—	—	—	1.9
Separate account assets (1)	893.8	(16.1)	—	(39.6)	—	—	838.1

Liabilities
Investment and universal life contracts	(55.5)	(13.0)	—	(1.1)	—	—	(69.6)
Funds withheld payable embedded derivative	3,026.2	93.9	—	—	—	—	3,120.1

Derivatives
Net derivative assets (liabilities)	4.0	(4.8)	—	1.0	—	—	0.2

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

	For the three months ended June 30, 2022
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance	Included	Included in	issuances			balance
	as of	in net	other	and	Transfers	Transfers	as of
	April 1,	income	comprehensive	settlements	into	out of	June 30,
	2022	(2)	income (3)	(4)	Level 3	Level 3	2022

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$94.5	$—	$(19.4)	$(0.4)	$12.0	$—	$86.7
Corporate	1,140.8	(0.4)	(21.9)	129.1	1.1	—	1,248.7
Commercial mortgage-backed securities	18.1	—	0.2	(4.3)	—	(10.2)	3.8
Collateralized debt obligations	57.0	—	(0.4)	—	—	(55.3)	1.3
Other debt obligations	21.2	—	—	(0.4)	—	—	20.8
Total fixed maturities, available-for-sale	1,331.6	(0.4)	(41.5)	124.0	13.1	(65.5)	1,361.3
Fixed maturities, trading	62.4	(0.5)	—	23.8	—	—	85.7
Other investments	1.4	—	—	—	—	—	1.4
Separate account assets (1)	1,015.4	44.3	—	(1.1)	—	—	1,058.6

Liabilities
Investment and universal life contracts	(68.7)	23.5	—	(0.1)	—	—	(45.3)
Funds withheld payable embedded derivative	—	3,067.3	—	—	—	—	3,067.3

Derivatives
Net derivative assets (liabilities)	(0.7)	(0.6)	(0.3)	1.7	—	(0.3)	(0.2)

	For the six months ended June 30, 2023
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance	Included	Included in	issuances			balance
	as of	in net	other	and	Transfers	Transfers	as of
	January 1,	income	comprehensive	settlements	into	out of	June 30,
	2023	(2)	income (3)	(4)	Level 3	Level 3	2023

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$70.9	$—	$(0.1)	$(0.8)	$—	$—	$70.0
Corporate	1,568.3	(3.8)	(10.1)	217.8	89.5	(42.9)	1,818.8
Commercial mortgage-backed securities	3.4	—	—	(0.2)	—	—	3.2
Collateralized debt obligations	56.2	—	0.2	145.3	—	(136.1)	65.6
Other debt obligations	467.8	0.6	(21.1)	251.2	218.3	—	916.8
Total fixed maturities, available-for-sale	2,166.6	(3.2)	(31.1)	613.3	307.8	(179.0)	2,874.4
Fixed maturities, trading	134.0	(0.7)	—	37.7	—	—	171.0
Other investments	1.9	—	—	—	—	—	1.9
Separate account assets (1)	1,034.9	(1.1)	—	(195.7)	—	—	838.1

Liabilities
Investment and universal life contracts	(46.4)	(18.3)	—	(4.9)	—	—	(69.6)
Funds withheld payable embedded derivative	3,652.8	(532.7)	—	—	—	—	3,120.1

Derivatives
Net derivative assets (liabilities)	(3.4)	2.6	—	1.0	—	—	0.2

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

	For the six months ended June 30, 2022
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance		Included in	issuances			balance
	as of	Included in	other	and	Transfers	Transfers	as of
	January 1,	net income	comprehensive	settlements	into	out of	June 30,
	2022	(2)	income (3)	(4)	Level 3	Level 3	2022

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$94.8	$—	$(19.3)	$(0.8)	$12.0	$—	$86.7
Corporate	834.3	(3.4)	(26.6)	268.1	176.3	—	1,248.7
Commercial mortgage-backed securities	19.2	—	(0.7)	(4.5)	—	(10.2)	3.8
Collateralized debt obligations	85.8	—	(0.7)	55.5	—	(139.3)	1.3
Other debt obligations	42.1	—	(0.6)	(0.7)	—	(20.0)	20.8
Total fixed maturities, available-for-sale	1,076.2	(3.4)	(47.9)	317.6	188.3	(169.5)	1,361.3
Fixed maturities, trading	4.9	(0.5)	—	52.3	29.0	—	85.7
Other investments	2.1	—	(0.7)	—	—	—	1.4
Separate account assets (1)	945.3	115.7	—	(2.4)	—	—	1,058.6

Liabilities
Investment and universal life contracts	(83.2)	31.6	—	6.3	—	—	(45.3)
Funds withheld payable embedded derivative	—	3,067.3	—	—	—	—	3,067.3

Derivatives
Net derivative assets (liabilities)	—	(2.0)	(0.3)	2.4	—	(0.3)	(0.2)
(1)	Gains and losses for separate account assets do not impact net income as the change in value of separate account assets is offset by a change in value of separate account liabilities. Foreign currency translation adjustments related to the Principal International separate account assets are recorded in AOCI and are offset by foreign currency translation adjustments of the corresponding separate account liabilities.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

(2)	Both realized gains (losses) and mark-to-market unrealized gains (losses) are generally reported in net realized capital gains (losses), net realized capital gains (losses) on funds withheld assets or change in fair value of funds withheld embedded derivative within the consolidated statements of operations. Realized and unrealized gains (losses) on certain securities with an investment objective to realize economic value through mark-to-market changes are reported in net investment income within the consolidated statements of operations. Changes in unrealized gains (losses) included in net income relating to positions still held were:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$(3.8)	$—	$(3.8)	$—
Other debt obligations	0.6	—	0.6	—
Total fixed maturities, available-for-sale	(3.2)	—	(3.2)	—
Fixed maturities, trading	(0.4)	(0.5)	(0.8)	(0.5)
Separate account assets	(30.9)	44.5	(38.2)	112.8

Liabilities
Investment and universal life contracts	(13.7)	19.8	(17.7)	27.3
Funds withheld payable embedded derivative	93.9	3,067.3	(532.7)	3,067.3

Derivatives
Net derivative assets (liabilities)	(3.1)	1.0	4.2	(0.2)

(3)	Changes in unrealized gains (losses) included in OCI, including foreign currency translation adjustments related to Principal International, relating to positions still held were:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$(1.7)	$(19.5)	$(0.1)	$(19.4)
Corporate	(1.0)	(21.9)	(9.2)	(27.4)
Commercial mortgage-backed securities	—	(0.1)	—	(0.3)
Collateralized debt obligations	(0.2)	(0.3)	(0.3)	(0.5)
Other debt obligations	(13.4)	—	(13.4)	(0.6)
Total fixed maturities, available-for-sale	(16.3)	(41.8)	(23.0)	(48.2)

Derivatives
Net derivative assets (liabilities)	—	(0.2)	—	(0.2)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

(4)	Gross purchases, sales, issuances and settlements were:

	For the three months ended June 30, 2023
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$—	$(0.4)	$(0.4)
Corporate	122.2	(8.1)	—	(21.6)	92.5
Collateralized debt obligations	25.2	—	—	—	25.2
Other debt obligations	69.1	—	—	(4.8)	64.3
Total fixed maturities, available-for-sale	216.5	(8.1)	—	(26.8)	181.6
Fixed maturities, trading	15.8	(0.1)	—	(0.5)	15.2
Separate account assets (5)	—	(21.6)	(25.2)	7.2	(39.6)

Liabilities
Investment and universal life contracts	—	—	(10.7)	9.6	(1.1)

Derivatives
Net derivative assets (liabilities)	—	1.0	—	—	1.0

	For the three months ended June 30, 2022
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$—	$(0.4)	$(0.4)
Corporate	160.0	(4.9)	—	(26.0)	129.1
Commercial mortgage-backed securities	—	(4.2)	—	(0.1)	(4.3)
Other debt obligations	—	—	—	(0.4)	(0.4)
Total fixed maturities, available-for-sale	160.0	(9.1)	—	(26.9)	124.0
Fixed maturities, trading	24.0	—	—	(0.2)	23.8
Separate account assets (5)	—	—	(0.8)	(0.3)	(1.1)

Liabilities
Investment and universal life contracts	—	—	(5.4)	5.3	(0.1)

Derivatives
Net derivative assets (liabilities)	—	1.7	—	—	1.7

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

	For the six months ended June 30, 2023
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$—	$(0.8)	$(0.8)
Corporate	273.1	(11.7)	—	(43.6)	217.8
Commercial mortgage-backed securities	—	—	—	(0.2)	(0.2)
Collateralized debt obligations	146.5	—	—	(1.2)	145.3
Other debt obligations	260.0	—	—	(8.8)	251.2
Total fixed maturities, available-for-sale	679.6	(11.7)	—	(54.6)	613.3
Fixed maturities, trading	42.2	(3.6)	—	(0.9)	37.7
Separate account assets (5)	—	(223.6)	(29.3)	57.2	(195.7)

Liabilities
Investment and universal life contracts	—	—	(18.9)	14.0	(4.9)

Derivatives
Net derivative assets (liabilities)	—	1.0	—	—	1.0

	For the six months ended June 30, 2022
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$—	$(0.8)	$(0.8)
Corporate	350.9	(25.3)	—	(57.5)	268.1
Commercial mortgage-backed securities	—	(4.2)	—	(0.3)	(4.5)
Collateralized debt obligations	55.5	—	—	—	55.5
Other debt obligations	—	—	—	(0.7)	(0.7)
Total fixed maturities, available-for-sale	406.4	(29.5)	—	(59.3)	317.6
Fixed maturities, trading	52.5	—	—	(0.2)	52.3
Separate account assets (5)	—	—	(1.9)	(0.5)	(2.4)

Liabilities
Investment and universal life contracts	—	—	(12.1)	18.4	6.3

Derivatives
Net derivative assets (liabilities)	—	2.4	—	—	2.4
(5)	Issuances and settlements include amounts related to mortgage encumbrances associated with real estate in our separate accounts.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels were as follows:

	For the three months ended June 30, 2023
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$79.1	$—	$—
Collateralized debt obligations	—	—	—	120.9
Total fixed maturities, available-for-sale	—	79.1	—	120.9

	For the three months ended June 30, 2022
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$12.0	$—	$—
Corporate	—	1.1	—	—
Commercial mortgage-backed securities	—	—	—	10.2
Collateralized debt obligations	—	—	—	55.3
Total fixed maturities, available-for-sale	—	13.1	—	65.5

Derivatives
Net derivative assets (liabilities)	—	—	—	0.3

	For the six months ended June 30, 2023
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$89.5	$—	$42.9
Collateralized debt obligations	—	—	—	136.1
Other debt obligations	—	218.3	—	—
Total fixed maturities, available-for-sale	—	307.8	—	179.0

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

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

Assets transferred into Level 3 during the three and six months ended June 30, 2023 and 2022, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations.

Assets transferred out of Level 3 during the three and six months ended June 30, 2023 and 2022, primarily included those assets for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

	June 30, 2023
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of				Weighted
	fair value	technique(s)	input description	inputs				average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$1,716.1	Discounted cash flow	Discount rate (1)	5.6	% -	26.0%		12.0%
			Earnings before interest, taxes, depreciation and amortization multiple			3.25	x	3.25	x
			Illiquidity premium	30	basis points (“bps”)-	477	bps	86	bps
Collateralized debt obligations	54.7	Discounted cash flow	Discount rate (1)			4.3%		4.3%
			Comparability adjustment			44	bps	44	bps
Other debt obligations	678.6	Discounted cash flow	Discount rate (1)	5.8	% -	11.8%		7.8%
			Illiquidity premium	69	bps-	650	bps	249	bps
			Comparability adjustment	35	bps-	131	bps	120	bps
Fixed maturities, trading	161.0	Discounted cash flow	Discount rate (1)	11.3	% -	17.8%		12.9%
Separate account assets	838.8	Discounted cash flow - real estate	Discount rate (1)	6.0	% -	10.0%		7.2%
			Terminal capitalization rate	5.0	% -	9.5%		6.0%
			Average market rent growth rate	2.0	% -	3.7%		3.0%
		Discounted cash flow - real estate debt	Loan to value	45.7	% -	64.9%		55.6%
			Market interest rate	5.2	% -	9.4%		7.1%

Liabilities
Investment and universal life contracts (4)	(69.6)	Discounted cash flow	Long duration interest rate	2.4	% -	5.4%	(2)	4.0%
			Long-term equity market volatility	16.3	% -	33.7%		17.5%
			Nonperformance risk	1.1	% -	2.1%		1.1%
			Lapse rate	0.0%		55.0%		1.4%
			Mortality rate	See note (3)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
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
June 30, 2023
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No significant assets and liabilities were measured at fair value on a nonrecurring basis for the three and six months ended June 30, 2023 and 2022.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	June 30, 2023
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3

	(in millions)
Assets (liabilities)
Mortgage loans	$20,409.3	$18,454.7	$—	$—	$18,454.7
Policy loans	807.2	844.5	—	—	844.5
Other investments	289.7	288.3	—	166.9	121.4
Cash and cash equivalents	1,471.0	1,471.0	1,444.9	26.1	—
Reinsurance deposit receivable	6,961.3	6,007.9	—	—	6,007.9
Cash collateral receivable	15.5	15.5	15.5	—	—
Investment contracts	(34,975.8)	(32,137.7)	—	(7,307.1)	(24,830.6)
Short-term debt	(26.3)	(26.3)	—	(26.3)	—
Long-term debt	(3,992.9)	(3,645.8)	—	(3,587.0)	(58.8)
Separate account liabilities	(149,283.7)	(148,337.6)	—	—	(148,337.6)
Bank deposits (1)	(381.5)	(363.2)	—	(363.2)	—
Cash collateral payable	(275.4)	(275.4)	(275.4)	—	—

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
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

The Benefits and Protection (formerly known as U.S. Insurance Solutions) segment focuses on solutions primarily for small-to-mid sized businesses and their employees. The segment is organized into Specialty Benefits, which provides group dental, group life insurance, group disability insurance (including short-term disability, long-term disability and paid family and medical leave), supplemental health products (including vision, critical illness, accident and hospital indemnity) and individual disability insurance; and Life Insurance, which provides life insurance, with a focus on the business market customer, including universal life and variable universal life (including indexed universal life) and traditional life insurance (including term life insurance). All remaining customers are part of the legacy life block of business, including universal and variable universal life insurance (including indexed universal life), traditional life insurance (including participating whole life, adjustable life products and term life insurance) and our exited ULSG business.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
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
June 30, 2023
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

The following tables summarize select financial information by segment, including operating revenues for our products and services, and reconcile segment totals to those reported in the consolidated financial statements:

	June 30, 2023	December 31, 2022

	(in millions)
Assets:
Retirement and Income Solutions	$207,716.5	$202,294.2
Principal Asset Management	48,273.3	45,950.7
Benefits and Protection	41,703.6	40,048.3
Corporate	1,493.5	2,285.1
Total consolidated assets	$299,186.9	$290,578.3

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in millions)
Operating revenues by segment:
Retirement and Income Solutions (1)	$1,673.7	$1,317.8	$3,289.8	$2,580.8
Principal Asset Management:
Principal Global Investors	390.1	463.6	782.8	898.9
Principal International	302.3	444.8	607.4	772.0
Eliminations	(5.5)	(6.0)	(10.8)	(12.6)
Total Principal Asset Management (2)	686.9	902.4	1,379.4	1,658.3
Benefits and Protection:
Specialty Benefits	792.2	751.6	1,574.4	1,469.3
Life Insurance	333.2	152.0	654.6	677.7
Eliminations	(0.1)	(0.2)	(0.3)	(0.3)
Total Benefits and Protection	1,125.3	903.4	2,228.7	2,146.7
Corporate	14.6	(1.0)	42.2	5.3
Total segment operating revenues	3,500.5	3,122.6	6,940.1	6,391.1
Net realized capital losses, net of related revenue adjustments	(45.4)	(198.3)	(84.6)	(344.7)
Revenues from exited business (3)	130.9	3,761.2	(416.7)	3,761.2
Adjustments related to equity method investments	(16.8)	(12.3)	(39.4)	(30.8)
Market risk benefit derivative settlements	(11.9)	(8.7)	(23.1)	(16.8)
Total revenues per consolidated statements of operations	$3,557.3	$6,664.5	$6,376.3	$9,760.0

Pre-tax operating earnings (losses) by segment:
Retirement and Income Solutions	$232.3	$254.6	$482.1	$548.8
Principal Asset Management	188.2	269.4	376.0	480.4
Benefits and Protection	124.9	157.6	224.2	250.4
Corporate	(97.4)	(152.9)	(193.5)	(281.9)
Total segment pre-tax operating earnings	448.0	528.7	888.8	997.7
Pre-tax net realized capital losses, as adjusted (4)	(61.1)	(309.5)	(85.4)	(397.4)
Pre-tax income (loss) from exited business (5)	81.4	3,724.5	(526.9)	3,724.5
Adjustments related to equity method investments and noncontrolling interest	(14.7)	26.9	(35.4)	24.2
Income before income taxes per consolidated statements of operations	$453.6	$3,970.6	$241.1	$4,349.0
(1)	Reflects inter-segment revenues of $97.0 million and $88.6 million for the three months ended June 30, 2023 and 2022, respectively, $191.8 million and $186.0 million for the six months ended June 30, 2023 and 2022, respectively.
(2)	Reflects inter-segment revenues of $69.9 million and $85.2 million for the three months ended June 30, 2023 and 2022, respectively, $140.6 million and $161.7 million for the six months ended June 30, 2023 and 2022, respectively.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

(3)	Revenues from exited business is derived as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in millions)
Revenues from exited business:
Change in fair value of funds withheld embedded derivative	$93.9	$3,067.3	$(532.7)	$3,067.3
Net realized capital gains on funds withheld assets	37.8	689.0	118.8	689.0
Amortization of reinsurance gain	1.5	4.9	2.9	4.9
Other impacts of reinsured business	(2.3)	—	(5.7)	—
Total revenues from exited business	$130.9	$3,761.2	$(416.7)	$3,761.2

(4)	Pre-tax net realized capital gains (losses), as adjusted, is derived as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in millions)
Net realized capital losses:
Net realized capital losses	$(72.8)	$(189.4)	$(138.8)	$(326.0)
Derivative and hedging-related revenue adjustments	(5.0)	(25.0)	(2.9)	(57.0)
Market value adjustments to fee revenues	0.2	0.1	0.2	0.1
Certain variable annuity fees	18.4	19.1	36.8	39.1
Adjustments related to equity method investments	8.1	(9.0)	8.3	(12.6)
Adjustments related to sponsored investment funds	5.7	5.9	11.8	11.7
Net realized capital losses, net of related revenue adjustments	(45.4)	(198.3)	(84.6)	(344.7)
Amortization of deferred acquisition costs and other actuarial balances	0.1	(6.7)	0.1	(0.1)
Capital (gains) losses distributed	(16.8)	29.6	1.6	120.6
Derivative and hedging-related expense adjustments	0.1	—	0.1	—
Market value adjustments of market risk benefits	(4.4)	(113.9)	(10.9)	(136.6)
Market value adjustments of embedded derivatives	5.3	(20.2)	8.3	(36.6)
Pre-tax net realized capital losses, as adjusted (a)	$(61.1)	$(309.5)	$(85.4)	$(397.4)
(a)	As adjusted before noncontrolling interest capital gains (losses).
(5)	Pre-tax income (loss) from exited business included:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in millions)
Pre-tax income (loss) from exited business
Change in fair value of funds withheld embedded derivative	$93.9	$3,067.3	$(532.7)	$3,067.3
Net realized capital gains on funds withheld assets	37.8	689.0	118.8	689.0
Strategic review costs and impacts	—	64.0	—	64.0
Amortization of reinsurance loss	(20.3)	(30.5)	(42.4)	(30.5)
Other impacts of reinsured business	(30.0)	(65.3)	(70.6)	(65.3)
Total pre-tax income (loss) from exited business	$81.4	$3,724.5	$(526.9)	$3,724.5

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in millions)
Revenue from contracts with customers by segment:
Retirement and Income Solutions	$139.6	$141.3	269.8	$285.7
Principal Asset Management:
Principal Global Investors	380.5	451.6	761.8	881.2
Principal International	116.9	109.2	230.1	219.6
Eliminations	(5.4)	(6.0)	(10.7)	(12.6)
Total Principal Asset Management	492.0	554.8	981.2	1,088.2
Benefits and Protection:
Specialty Benefits	4.1	3.7	8.0	7.7
Life Insurance	18.4	16.2	35.1	31.6
Eliminations	—	(0.1)	—	(0.1)
Total Benefits and Protection	22.5	19.8	43.1	39.2
Corporate	44.9	32.3	90.0	85.3
Total segment revenue from contracts with customers	699.0	748.2	1,384.1	1,498.4
Adjustments for fees and other revenues not within the scope of revenue recognition guidance (1)	298.5	139.2	588.9	588.2
Pre-tax other adjustments (2)	20.1	24.1	39.9	44.1
Total fees and other revenues per consolidated statements of operations	$1,017.6	$911.5	$2,012.9	$2,130.7
(1)	Fees and other revenues not within the scope of the revenue recognition guidance primarily represent revenue on contracts accounted for under the financial instruments or insurance contracts standards.
(2)	Pre-tax other adjustments relate to revenues from exited business, certain variable annuity fees and market value adjustments to fee revenues.

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
June 30, 2023
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

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in millions)
Administrative service fee revenue	$135.3	$137.5	$261.8	$279.0
Deposit account fee revenue	2.8	2.5	5.7	5.0
Commission income	0.4	0.3	0.8	0.5
Other fee revenue	1.1	1.0	1.5	1.2
Total revenues from contracts with customers	139.6	141.3	269.8	285.7
Fees and other revenues not within the scope of revenue recognition guidance	278.1	271.9	556.4	571.3
Total fees and other revenues	417.7	413.2	826.2	857.0
Premiums and other considerations	619.3	467.0	1,202.0	590.3
Net investment income	636.7	437.6	1,261.6	1,133.5
Total operating revenues	$1,673.7	$1,317.8	$3,289.8	$2,580.8

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
June 30, 2023
(Unaudited)

Fees for managing customers’ mandatory retirement savings accounts in Latin America are collected with each monthly deposit made by our customers. If a customer stops contributing before retirement age, we collect no fees but services are still provided. We recognize revenue from these contracts as services are performed over the life of the contract and review annually.

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in millions)
Principal Global Investors:
Management fee revenue	$340.9	$364.5	$680.6	$743.5
Other fee revenue	39.6	87.1	81.2	137.7
Total revenues from contracts with customers	380.5	451.6	761.8	881.2
Fees and other revenues not within the scope of revenue recognition guidance	2.6	8.9	7.2	14.2
Total fees and other revenues	383.1	460.5	769.0	895.4
Net investment income	7.0	3.1	13.8	3.5
Total operating revenues	$390.1	$463.6	$782.8	$898.9

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in millions)
Principal International:
Management fee revenue	$115.0	$106.8	$225.9	$214.5
Other fee revenue	1.9	2.4	4.2	5.1
Total revenues from contracts with customers	116.9	109.2	230.1	219.6
Fees and other revenues not within the scope of revenue recognition guidance	1.5	1.1	2.9	2.3
Total fees and other revenues	118.4	110.3	233.0	221.9
Premiums and other considerations	8.5	30.1	14.9	40.4
Net investment income	175.4	304.4	359.5	509.7
Total operating revenues	$302.3	$444.8	$607.4	$772.0

Revenues from contracts with customers by region:
Latin America	$89.2	$82.1	$175.1	$164.2
Asia	27.9	27.3	55.4	55.8
Eliminations	(0.2)	(0.2)	(0.4)	(0.4)
Total revenues from contracts with customers	$116.9	$109.2	$230.1	$219.6

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in millions)
Specialty Benefits:
Administrative service fees	$4.1	$3.7	$8.0	$7.7
Total revenues from contracts with customers	4.1	3.7	8.0	7.7
Fees and other revenues not within the scope of revenue recognition guidance	4.5	4.5	9.1	9.2
Total fees and other revenues	8.6	8.2	17.1	16.9
Premiums and other considerations	741.6	686.8	1,475.2	1,352.4
Net investment income	42.0	56.6	82.1	100.0
Total operating revenues	$792.2	$751.6	$1,574.4	$1,469.3

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in millions)
Life Insurance:
Administrative service fees	$7.5	$7.1	$14.7	$13.9
Commission income	10.9	9.1	20.4	17.7
Total revenues from contracts with customers	18.4	16.2	35.1	31.6
Fees and other revenues not within the scope of revenue recognition guidance (1)	83.7	(69.2)	161.0	159.1
Total fees and other revenues	102.1	(53.0)	196.1	190.7
Premiums and other considerations	126.9	183.6	257.7	272.4
Net investment income	104.2	21.4	200.8	214.6
Total operating revenues	$333.2	$152.0	$654.6	$677.7
(1)

As a result of the Reinsurance Transaction that closed during the second quarter of 2022 with an economic effective date of January 1, 2022, applicable fees and other revenues for the first quarter 2022 were ceded to the reinsurer during the second quarter of 2022. As a result, the amount for the three months ended June 30, 2022, shown above reflects this true-up and results in a negative amount for fees and other revenues not within scope of revenue recognition guidance.

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
June 30, 2023
(Unaudited)

A majority of our revenue is based upon contractual rates applied to the market value of the clients’ portfolios and considered variable consideration.

The Corporate segment also includes inter-segment eliminations of fees and other revenues. The types of revenues from contracts with customers were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in millions)
Commission income	$94.1	$93.4	$182.0	$190.6
Other fee revenue	20.7	18.9	41.2	38.7
Eliminations	(69.9)	(80.0)	(133.2)	(144.0)
Total revenues from contracts with customers	44.9	32.3	90.0	85.3
Fees and other revenues not within the scope of revenue recognition guidance	(71.7)	(77.9)	(147.3)	(167.6)
Total fees and other revenues	(26.8)	(45.6)	(57.3)	(82.3)
Premiums and other considerations	(1.2)	(1.2)	(2.5)	(1.7)
Net investment income	42.6	45.8	102.0	89.3
Total operating revenues	$14.6	$(1.0)	$42.2	$5.3

Contract Costs

Sales compensation and other incremental costs of obtaining a contract are capitalized and amortized over the period of contract benefit if the costs are expected to be recovered. The contract cost asset, which is included in other assets on the consolidated statements of financial position, was $221.4 million and $204.9 million as of June 30, 2023 and December 31, 2022, respectively.

We apply the practical expedient for certain costs where we recognize the incremental costs of obtaining these contracts as an expense when incurred if the amortization period of the assets is one year or less. These costs, along with costs that are not deferrable, are included in operating expenses on the consolidated statements of operations.

Deferred contract costs consist primarily of commissions and variable compensation. We amortize capitalized contract costs on a straight-line basis over the expected contract life, reflecting lapses as they are incurred. Deferred contract costs are subject to impairment testing on an annual basis, or when a triggering event occurs that could warrant an impairment. To the extent future revenues less future maintenance expenses are not adequate to cover the asset balance, an impairment is recognized. Amortization expense of $9.0 million and $8.6 million for the three months ended June 30, 2023 and 2022 and $17.3 million and $18.2 million for the six months ended June 30, 2023 and 2022, respectively, was recorded in operating expenses on the consolidated statements of operations and no impairment loss was recognized in relation to the costs capitalized.

19. Stock-Based Compensation Plans

As of June 30, 2023, we had the 2021 Stock Incentive Plan, the 2020 Directors Stock Plan, the 2014 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan and the Directors Stock Plan (“Stock-Based Compensation Plans”). No new grants will be made under the 2020 Directors Stock Plan, the 2014 Stock Incentive Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan or the Directors Stock Plan. Under the terms of the 2021 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. To date, we have not granted any incentive stock options, restricted stock or performance units under any plans. As part of our fair value process, we assess the impact of material nonpublic information on our share price or expected volatility, as applicable, at the time of grant. No awards in 2023 required a fair value adjustment.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

As of June 30, 2023, the maximum number of new shares of common stock available for grant under the 2021 Stock Incentive Plan was 21.8 million.

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against net income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the six months ended June 30,
	2023	2022

	(in millions)
Compensation cost	$53.3	$50.2
Related income tax benefit	12.6	11.3
Capitalized as part of an asset	1.5	0.8

Nonqualified Stock Options

No nonqualified stock options were granted to employees during the six months ended June 30, 2023.

As of June 30, 2023, we had $0.4 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 0.6 years.

Performance Share Awards

Performance share awards were granted to certain employees under the 2021 Stock Incentive Plan. Total performance share awards granted were 0.3 million for the six months ended June 30, 2023. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results to be determined at the end of the performance period. The actual number of common shares to be awarded at the end of each performance period will range between 0% and 180% of the initial target awards. Effective in 2022, we added a relative total shareholder return modifier to the performance share awards under which the number of shares ultimately granted is also impacted by our actual shareholder return relative to our S&P 500 Financial Sector Index peer group. The fair value of performance share awards is determined using a Monte Carlo simulation model. The weighted-average grant date fair value of these performance share awards granted was $91.47 per common share.

As of June 30, 2023, we had $25.9 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.8 years.

Restricted Stock Units

Restricted stock units were issued to certain employees and non-employee directors pursuant to the 2021 Stock Incentive Plan. Total restricted stock units granted were 0.9 million for the six months ended June 30, 2023. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $87.79 per common share.

As of June 30, 2023, we had $105.0 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted. The cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 0.3 million shares for the six months ended June 30, 2023. The weighted average fair value of the discount on the stock purchased was $7.48 per share.

As of June 30, 2023, a total of 3.2 million of new shares were available to be made issuable by us for this plan.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2023
(Unaudited)

20. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in millions, except per share data)
Net income	$393.7	$3,133.9	$259.2	$3,477.1
Subtract:
Net income attributable to noncontrolling interest	4.9	15.2	10.5	19.7
Total	$388.8	$3,118.7	$248.7	$3,457.4
Weighted-average shares outstanding:
Basic	242.7	252.6	243.1	256.0
Dilutive effects:
Stock options	0.7	1.4	0.9	1.5
Restricted stock units	1.8	1.9	2.0	2.0
Performance share awards	0.3	0.4	0.4	0.5
Diluted	245.5	256.3	246.4	260.0
Net income per common share:
Basic	$1.60	$12.35	$1.02	$13.50
Diluted	$1.58	$12.17	$1.01	$13.30

The calculation of diluted earnings per share for the three and six months ended June 30, 2023 and 2022, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect. When a net loss is reported, our basic weighted-average shares are used to calculate diluted earnings per share, as dilutive shares would have an antidilutive effect and result in a lower loss per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of June 30, 2023, compared with December 31, 2022, and our consolidated results of operations for the three and six months ended June 30, 2023 and 2022, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2022, filed with the SEC and the unaudited condensed consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q. On January 1, 2023, we adopted the guidance commonly referred to as LDTI. As such, results for 2022 have been recast and are also presented under the new LDTI guidance.

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

Overview

We provide financial products and services through the following reportable segments:

●	Retirement and Income Solutions provides retirement and related financial products and services primarily to businesses, their employees, and other individuals. This segment includes workplace savings and retirement solutions, banking, trust and custodial services, individual variable annuities, pension risk transfer, investment only, our exited retail fixed annuities business, and all of the Institutional Retirement & Trust (“IRT”) integration and acquisition expenses. We offer a comprehensive portfolio of products and services for retirement savings and retirement income:
●	To businesses of all sizes, we offer products and services for defined contribution plans, including 401(k) and 403(b) plans, defined benefit pension plans, nonqualified executive benefit plans, employee stock ownership plan services and pension closeout services. For more basic retirement services, we offer SIMPLE IRAs and payroll deduction plans;
●	To large institutional clients, we also offer investment only products, including investment only guaranteed investment contracts (“GICs”);
●	To employees of businesses and other individuals, we offer the ability to accumulate savings for retirement and other purposes through mutual funds, individual variable annuities and bank products, along with retirement income options; and
●	To non-retirement businesses, we offer trust and custody services.
●	Principal Asset Management provides global investment solutions to institutional, retirement, retail and high net worth investors in the U.S. and select emerging markets. The segment is organized into Principal Global Investors, which provides public, multi-asset and private market capabilities across all asset classes, including equity, fixed income, real estate and alternatives, to service a breadth of client investment objectives; and Principal International, which provides long-term savings and retirement solutions through pension accumulation, mutual funds, and income annuities, along with retail asset management services in Asia and Latin America.
●	Benefits and Protection is organized into Specialty Benefits, which provides group dental, group life insurance, group disability insurance (including short-term disability, long-term disability and paid family and medical leave), supplemental health products (including vision, critical illness, accident and hospital indemnity) and individual disability insurance; and Life Insurance, which provides life insurance, with a focus on the business market customer, including universal life and variable universal life (including indexed universal life), and traditional life insurance (including participating whole life, adjustable life products and term life insurance) and our exited ULSG business. We focus our solutions primarily on small-to-mid sized businesses and their employees with an emphasis on business owners, executives and key employees.
●	Corporate, which manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate segment primarily reflect our financing activities (including financing costs), income on capital not allocated to other segments, inter-segment eliminations, income tax risks and certain income, expenses and other adjustments not allocated to the segments based on the nature of such items. Results of PSI, our retail broker-dealer and RIA, and our exited group medical and long-term care insurance businesses are reported in this segment.

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

MRBs are valued using a combination of historical data and actuarial judgment. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 9, Market Risk Benefits and Note 16, Fair Value Measurements” for further discussion. We include our assumption for own nonperformance risk in the valuation of these MRBs, which is based on the current market credit spreads for debt-like instruments we have issued and are available in the market. As our credit spreads widen or tighten, the fair value of MRB assets increase or decrease and the fair value of MRB liabilities decrease or increase, leading to an increase or decrease in OCI, respectively. If the current market credit spreads reflecting our own creditworthiness move to zero (tighten), the reduction to OCI would be approximately $162.3 million, net of income taxes, based on June 30, 2023, reported amounts. In addition, the policyholder behavior assumptions used in the valuation of MRBs include risk margins, which decrease the fair value of MRB assets and increase the fair value of MRB liabilities.

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

For long-duration insurance contracts, reserves for individual and group annuities are generally equal to the present value of expected future policy benefit payments, while the reserves for non-participating term life insurance, individual disability income contracts and individual and group long-term care contracts is generally equal to the present value of expected future policy benefits less the present value of expected net premiums. Issue-year cohorts are used for the reserve calculation and assumptions are periodically reviewed and updated. Separate cohorts are used for the calculation of ceded reserves. An interest accretion rate is determined for an identified cohort and remains unchanged after the issue year. Reserves are remeasured as of each reporting date to reflect the current upper-medium grade fixed income instruments yields, with the impact reported in OCI. If the current upper-medium grade yields used to remeasure reserves decrease 100 basis points, the reduction in OCI would be approximately $2.3 billion, net of income taxes, based on June 30, 2023, reported amounts.

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

Transactions Affecting Comparability of Results of Operations

Acquisition

China Pension Joint Venture. On December 28, 2022, we finalized the acquisition of a 17.647% interest in CCB Pension Management Co., Ltd. (“CCBP”), China Construction Bank’s pension business with the Social Security Fund of China. CCBP is the first and only asset manager to be permitted to run all types of pension investment portfolios within the country. The joint venture investment is reported using the equity method within the Principal Asset Management segment.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items. The most significant impact occurs within our Principal International operations where pre-tax operating earnings were positively impacted $1.3 million for the three months ended June 30, 2023 and negatively impacted $0.1 million for the six months ended June 30, 2023 as a result of fluctuations in foreign currency to U.S. dollar exchange rates. This impact was calculated by comparing (a) the difference between current year results and prior year results to (b) the difference between current year results and prior year results translated using current year exchange rates for both periods. We use this approach to calculate the impact of exchange rates on all revenue and expense line items. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

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

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2023	2022	(decrease)	2023	2022	(decrease)

	(in millions)
Revenues:
Premiums and other considerations	$1,492.7	$1,366.2	$126.5	$2,941.3	$2,253.6	$687.7
Fees and other revenues	1,017.6	911.5	106.1	2,012.9	2,130.7	(117.8)
Net investment income	988.1	819.9	168.2	1,974.8	1,945.4	29.4
Net realized capital losses	(72.8)	(189.4)	116.6	(138.8)	(326.0)	187.2
Net realized capital gains on funds withheld assets	37.8	689.0	(651.2)	118.8	689.0	(570.2)
Change in fair value of funds withheld embedded derivative	93.9	3,067.3	(2,973.4)	(532.7)	3,067.3	(3,600.0)
Total revenues	3,557.3	6,664.5	(3,107.2)	6,376.3	9,760.0	(3,383.7)
Expenses:
Benefits, claims and settlement expenses	1,834.1	1,443.2	390.9	3,608.0	2,933.9	674.1
Liability for future policy benefits remeasurement (gain) loss	0.7	(213.8)	214.5	(4.9)	(200.4)	195.5
Market risk benefit remeasurement (gain) loss	(6.9)	104.3	(111.2)	(9.8)	113.2	(123.0)
Dividends to policyholders	23.1	24.5	(1.4)	46.3	47.6	(1.3)
Operating expenses	1,252.7	1,335.7	(83.0)	2,495.6	2,516.7	(21.1)
Total expenses	3,103.7	2,693.9	409.8	6,135.2	5,411.0	724.2
Income before income taxes	453.6	3,970.6	(3,517.0)	241.1	4,349.0	(4,107.9)
Income taxes (benefits)	59.9	836.7	(776.8)	(18.1)	871.9	(890.0)
Net income	393.7	3,133.9	(2,740.2)	259.2	3,477.1	(3,217.9)
Net income attributable to noncontrolling interest	4.9	15.2	(10.3)	10.5	19.7	(9.2)
Net income attributable to Principal Financial Group, Inc.	$388.8	$3,118.7	$(2,729.9)	$248.7	$3,457.4	$(3,208.7)

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Net Income Attributable to Principal Financial Group, Inc.

Net income attributable to Principal Financial Group, Inc. decreased primarily due to the change in fair value of the funds withheld embedded derivative.

Total Revenues

Premiums increased $152.3 million for the Retirement and Income Solutions segment primarily due to higher sales of single premium group annuities with life contingencies. The single premium group annuity product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore premiums tend to vary from period to period.

Fees and other revenues increased $155.6 million for the Benefits and Protection segment primarily due to the year-to-date impact of our exited ULSG business in our Life Insurance business recorded in the second quarter of 2022. Fees and other revenues decreased for the Principal Asset Management segment primarily in our Principal Global Investors operations due to a $42.4 million decrease in performance fee revenue primarily in our real estate business and $23.7 million lower management fee revenue as a result of decreased average AUM.

For net investment income and net realized capital gains (losses) variance information, see “Investments — Investment Results” under the captions “Net Investment Income” and “Net Realized Capital Gains (Losses),” respectively.

Net realized capital gains on funds withheld assets decreased due to lower gains on sales of funds withheld assets.

The change in fair value of the funds withheld embedded derivative decreased due to a lower increase in interest rates in 2023 compared to 2022.

Total Expenses

Benefits, claims and settlement expenses increased $352.9 million for the Retirement and Income Solutions segment primarily due to an increase in reserves, stemming from higher sales of single premium group annuities with life contingencies.

The liability for future policy benefits remeasurement (gain) loss change was primarily due to re-cohorting in the UL business in 2022 within our Benefits and Protection segment, which resulted in separate cohorts for the ULSG business versus the remaining UL business. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies - Actuarial Balance Re-Cohorting” for further discussion.

The market risk benefit remeasurement (gain) loss changed $193.1 million due to favorable equity markets in 2023 compared to unfavorable equity markets in 2022 and $52.8 million due to changes in equity market volatilities, which were partially offset by a $125.4 million impact related to changes in interest rates.

Operating expenses decreased largely due to $137.1 million in strategic review costs and impacts related to the exited business incurred in 2022 with no corresponding activity in 2023, which were partially offset by a $32.7 million increase in amounts credited to employee accounts in a nonqualified defined contribution pension plan and a $13.0 million increase in pension and OPEB costs.

Income Taxes

The effective income tax rate decreased to 13% for the three months ended June 30, 2023, from 21% for the three months ended June 30, 2022, primarily due to a decrease in pre-tax income with no proportionate change in beneficial permanent tax differences. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 12, Income Taxes” for a reconciliation between the U.S. corporate income tax rate and the effective income tax rate.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Net Income Attributable to Principal Financial Group, Inc.

Net income attributable to Principal Financial Group, Inc. decreased primarily due to the change in fair value of the funds withheld embedded derivative.

Total Revenues

Premiums increased $611.7 million for the Retirement and Income Solutions segment primarily due to higher sales of single premium group annuities with life contingencies.

Fees and other revenues decreased for the Principal Asset Management segment primarily in our Principal Global Investors operations due to $63.0 million lower management fee revenue as a result of decreased average AUM and a $42.1 million decrease in performance fee revenue primarily in our real estate business.

For net investment income and net realized capital gains (losses) variance information, see “Investments — Investment Results” under the captions “Net Investment Income” and “Net Realized Capital Gains (Losses),” respectively.

Net realized capital gains on funds withheld assets decreased due to lower gains on sales of funds withheld assets.

The change in fair value of the funds withheld embedded derivative decreased due to a decrease in interest rates in 2023 compared to an increase in interest rates in 2022.

Total Expenses

Benefits, claims and settlement expenses increased $799.7 million for the Retirement and Income Solutions segment primarily due to an increase in reserves, stemming from higher sales of single premium group annuities with life contingencies.

The liability for future policy benefits remeasurement (gain) loss change was primarily due to re-cohorting in the UL business in 2022 within our Benefits and Protection segment, which resulted in separate cohorts for the ULSG business versus the remaining UL business. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies - Actuarial Balance Re-Cohorting” for further discussion.

The market risk benefit remeasurement (gain) loss change was primarily due to mark-to-market gains and losses as well as periodic and final settlements for derivatives used to hedge market risk benefits.

Operating expenses decreased primarily due to $137.1 million strategic review costs and impacts related to the exited business incurred in 2022 with no corresponding activity in 2023 and $12.9 million of lower consulting fees. These decreases were partially offset by a $67.6 million increase in amounts credited to employee accounts in a nonqualified defined contribution pension plan and a $66.3 million increase in compensation costs.

Income Taxes

The effective income tax rate decreased to (8)% for the six months ended June 30, 2023 from 20% for the six months ended June 30, 2022, primarily due to a decrease in pre-tax income with no proportionate change in beneficial permanent tax differences. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 12, Income Taxes” for a reconciliation between the U.S. corporate income tax rate and the effective income tax rate.

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

The following table presents the Retirement and Income Solutions net revenue and average monthly account values for the periods indicated:

	For the three months ended			For the six months ended
	June 30,			June 30,
			Increase			Increase
	2023	2022	(decrease)	2023	2022	(decrease)
Net revenue (in millions)	$639.9	$651.7	$(11.8)	$1,290.0	$1,384.2	$(94.2)

Average monthly account values (in billions)	$473.0	$482.4	$(9.4)	$468.2	$502.0	$(33.8)

The following table presents certain summary financial data relating to the Retirement and Income Solutions segment for the periods indicated:

	For the three months ended			For the six months ended
	June 30,			June 30,
			Increase			Increase
	2023	2022	(decrease)	2023	2022	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$619.3	$467.0	$152.3	$1,202.0	$590.3	$611.7
Fees and other revenues	417.7	413.2	4.5	826.2	857.0	(30.8)
Net investment income	636.7	437.6	199.1	1,261.6	1,133.5	128.1
Total operating revenues	1,673.7	1,317.8	355.9	3,289.8	2,580.8	709.0
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	1,032.4	666.8	365.6	2,009.9	1,205.8	804.1
Liability for future policy benefits remeasurement (gain) loss	0.8	0.2	0.6	(12.5)	(2.6)	(9.9)
Market risk benefit remeasurement (gain) loss	0.6	(0.9)	1.5	2.4	(6.6)	9.0
Operating expenses	407.6	397.1	10.5	807.9	835.4	(27.5)
Total expenses	1,441.4	1,063.2	378.2	2,807.7	2,032.0	775.7
Pre-tax operating earnings	$232.3	$254.6	$(22.3)	$482.1	$548.8	$(66.7)

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased due to a decrease in our net revenue and an increase in operating expenses as described below.

Net Revenue

Net revenue decreased primarily due to a $39.4 million decrease in variable investment income. This decrease was partially offset by a $26.7 million increase resulting from the year-to-date impact of our exited retail fixed annuity business recorded in the second quarter of 2022.

Operating Expenses

Operating expenses increased primarily due to a $10.1 million increase resulting from the year-to-date impact of our exited retail fixed annuity business recorded in the second quarter of 2022.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased due to a decrease in our net revenue, which was partially offset by a decrease in operating expenses as described below.

Net Revenue

Net revenue decreased primarily due to a $98.0 million decrease in variable investment income.

Operating Expenses

Operating expenses decreased primarily due to a $30.1 million decrease associated with the integration of the IRT business of Wells Fargo Bank, N.A., which was completed in the second quarter of 2022.

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

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

	(in billions)
AUM, beginning of period	$478.7	$537.4	$464.7	$546.5
Net cash flow	(3.6)	1.4	(3.2)	4.6
Market performance	10.6	(48.1)	24.0	(77.2)
Operations acquired (1)	—	—	—	18.6
Operations disposed (2)	—	(23.1)	—	(23.1)
Other (3)	0.1	2.2	0.3	0.4
AUM, end of period	$485.8	$469.8	$485.8	$469.8
(1)	Effective in the first quarter of 2022, includes the integration of Institutional Asset Advisory, which is associated with our IRT business.
(2)	In the second quarter of 2022, $23.1 billion of Principal Global Investors managed AUM was transferred to third parties per the Reinsurance Transaction.
(3)	Second quarter of 2022 includes $3.2 billion of commercial mortgage loans and private credit assets managed by Principal Global Investors on behalf of the Reinsurance Transaction counterparty.

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

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

	(in billions)
AUM, beginning of period	$167.1	$163.5	$156.5	$152.1
Net cash flow	(0.1)	—	0.7	(0.5)
Market performance	4.4	—	6.9	(1.4)
Effect of exchange rates	3.0	(14.5)	10.4	(0.9)
Other	—	(0.1)	(0.1)	(0.4)
AUM, end of period	$174.4	$148.9	$174.4	$148.9

The following table presents certain summary financial data relating to the Principal Asset Management segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2023	2022	(decrease)	2023	2022	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$8.5	$30.1	$(21.6)	$14.9	$40.4	$(25.5)
Fees and other revenues	495.9	564.7	(68.8)	990.9	1,104.4	(113.5)
Net investment income	182.5	307.6	(125.1)	373.6	513.5	(139.9)
Total operating revenues	686.9	902.4	(215.5)	1,379.4	1,658.3	(278.9)
Expenses:
Benefits, claims and settlement expenses	124.3	248.5	(124.2)	240.2	401.2	(161.0)
Liability for future policy benefits remeasurement (gain) loss	(0.5)	(1.2)	0.7	0.2	(3.0)	3.2
Operating expenses	373.3	383.5	(10.2)	759.6	775.6	(16.0)
Total expenses	497.1	630.8	(133.7)	1,000.0	1,173.8	(173.8)

Pre-tax operating earnings attributable to noncontrolling interest	1.6	2.2	(0.6)	3.4	4.1	(0.7)
Pre-tax operating earnings	$188.2	$269.4	$(81.2)	$376.0	$480.4	$(104.4)

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased in our Principal Global Investors operations primarily due to a $42.4 million decrease in performance fee revenue primarily in our real estate business and $23.7 million lower management fee revenue as a result of decreased average AUM. Pre-tax operating earnings decreased in our Principal International operations primarily due to $11.8 million lower variable investment income in Latin America.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased in our Principal Global Investors operations primarily due to $63.0 million lower management fee revenue as a result of decreased average AUM and a $42.1 million decrease in performance fee revenue primarily in our real estate business.

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

The following table presents the Benefits and Protection segment premium and fees for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2023	2022	(decrease)	2023	2022	(decrease)

	(in millions)
Premium and fees:
Specialty Benefits	$750.2	$695.0	$55.2	$1,492.3	$1,369.3	$123.0
Life Insurance	229.0	130.6	98.4	453.8	463.1	(9.3)

The following table presents certain summary financial data relating to the Benefits and Protection segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2023	2022	(decrease)	2023	2022	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$868.4	$870.3	$(1.9)	$1,732.6	$1,624.6	$108.0
Fees and other revenues	110.7	(44.9)	155.6	213.2	207.5	5.7
Net investment income	146.2	78.0	68.2	282.9	314.6	(31.7)
Total operating revenues	1,125.3	903.4	221.9	2,228.7	2,146.7	82.0
Expenses:
Benefits, claims and settlement expenses	648.7	447.5	201.2	1,287.6	1,240.0	47.6
Dividends to policyholders	23.1	24.5	(1.4)	46.2	47.6	(1.4)
Liability for future policy benefits remeasurement (gain) loss	0.4	(11.6)	12.0	8.0	6.4	1.6
Operating expenses	328.2	285.4	42.8	662.7	602.3	60.4
Total expenses	1,000.4	745.8	254.6	2,004.5	1,896.3	108.2

Pre-tax operating earnings	$124.9	$157.6	$(32.7)	$224.2	$250.4	$(26.2)

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Pre-Tax Operating Earnings (Losses)

Pre-tax operating earnings increased in our Specialty Benefits business primarily due to $6.3 million growth in the business. Pre-tax operating earnings in our Life Insurance business decreased $15.7 million due to the year-to-date impact of our exited ULSG business recorded in the second quarter of 2022, $9.5 million due to lower variable investment income, $4.6 million due to lower investment income in 2023 resulting from the impacts of reserve financing transactions that occurred in 2022 and $4.2 million due to expense margin.

Operating Revenues

Premiums and fees in our Specialty Benefits business increased $55.2 million primarily due to growth in business. Premium and fees increased $98.4 million in our Life Insurance business primarily due to the year-to-date impact of our exited ULSG business recorded in the second quarter of 2022.

Net investment income in our Specialty Benefits business decreased $14.6 million primarily due to lower variable investment income. Net investment income in our Life Insurance business increased $82.8 million primarily due to the year-to-date impact of our exited ULSG business recorded in the second quarter of 2022.

Total Expenses

Benefits, claims and settlement expenses in our Life Insurance business increased $185.0 million primarily due to the year-to-date impact of our exited ULSG business recorded in the second quarter of 2022.

Liability for future policy benefits remeasurement (gain) loss decreased $4.5 million in our Specialty Benefits business due to changes in underlying claim experience. Liability for future policy benefits remeasurement (gain) loss increased $16.5 million in our Life Insurance business primarily due to the year-to-date impact of our exited ULSG business recorded in the second quarter of 2022.

Operating expenses in our Specialty Benefits business increased $16.9 million due to growth in the business. Operating expenses in our Life Insurance business increased $20.2 million due to a decrease in 2022 operating expenses due to the year-to-date impact of our exited ULSG business recorded in the second quarter of 2022.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Pre-Tax Operating Earnings

Pre-tax operating earnings increased in our Specialty Benefits business due to $15.6 million growth in the business. Pre-tax operating earnings in our Life Insurance business decreased $26.4 million due to lower variable investment income and $10.8 million due to lower investment income in 2023 resulting from the impacts of reserve financing transactions that occurred in 2022.

Operating Revenues

Premiums and fees in our Specialty Benefits business increased $123.0 million primarily due to growth in business.

Net investment income in our Specialty Benefits business decreased $20.4 million due to lower variable investment income. Net investment income in our Life Insurance business decreased $26.4 million due to lower variable investment income and $9.6 million from yields on invested assets, partially offset by a $30.4 million increase from mark-to-market changes on options associated with our indexed universal life insurance.

Total Expenses

Benefits claims and settlement expenses in our Specialty Benefits business increased $77.5 million from growth in the business, partially offset by $29.8 million in lower COVID-19 claims in 2023 compared to 2022. Benefits, claims and settlement expenses in our Life Insurance business increased $34.3 million from mark-to-market changes on options associated with our indexed universal life insurance, offset by a $25.9 million decrease due to lower COVID-19 claims in 2023 compared to 2022.

Operating expenses in our Specialty Benefits business increased $37.5 million due to growth in the business and $13.6 million in expense margin primarily due to commissions.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2023	2022	(decrease)	2023	2022	(decrease)

	(in millions)
Operating revenues:
Total operating revenues	$14.6	$(1.0)	$15.6	$42.2	$5.3	$36.9
Expenses:
Total expenses	111.5	114.9	(3.4)	235.1	236.3	(1.2)

Pre-tax operating earnings attributable to noncontrolling interest	0.5	37.0	(36.5)	0.6	50.9	(50.3)
Pre-tax operating losses	$(97.4)	$(152.9)	$55.5	$(193.5)	$(281.9)	$88.4

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Pre-Tax Operating Losses

Pre-tax operating losses decreased primarily due to higher net investment income largely resulting from mark-to-market gains on investments.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Pre-Tax Operating Losses

Pre-tax operating losses decreased primarily due to higher net investment income largely resulting from mark-to-market gains on investments.

Liquidity and Capital Resources

Liquidity and capital resources represent the overall strength of a company and its ability to generate strong cash flows, borrow funds at a competitive rate and raise new capital to meet operating and growth needs. We are monitoring our liquidity closely and feel confident in our ability to meet all long-term obligations to customers, policyholders and debt holders. Our sources of strength include our laddered long-term debt maturities with the next maturity occurring in 2025, access to revolving credit facility and contingent funding arrangements, a strong risk-based capital position and our available cash and liquid assets. Our legal entity structure has an impact on our ability to meet cash flow needs as an organization. Following is a simplified organizational structure.

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

We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised at inopportune times. For example, as of June 30, 2023, approximately $14.9 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain surrender charges and other provisions limiting early surrenders.

The following table summarizes the withdrawal characteristics of our domestic general account investment contracts as of June 30, 2023.

	Contractholder funds,
	net of reinsurance	Percentage
	(in millions)
Not subject to discretionary withdrawal	$15,888.5	58.2%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	7,365.4	27.0
Market value adjustments	4,051.8	14.8
Subject to discretionary withdrawal without adjustments	0.7	—
Total domestic investment contracts	$27,306.4	100.0%

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

We had the following short-term credit facilities with various financial institutions as of June 30, 2023:

				Amount
Obligor/Applicant	Financing structure	Maturity	Capacity	outstanding (3)

			(in millions)
Principal Life (1)	Credit facility	October 2027	$800.0	$—
Principal International Chile (2)	Unsecured lines of credit		144.2	23.7
Other short-term borrowings	Uncollateralized debt		2.6	2.6
Total			$946.8	$26.3
(1)	The credit facility is supported by sixteen banks.
(2)	The unsecured lines of credit can be used for repurchase agreements or other borrowings. Each line has a maturity of less than one year.
(3)	The amount outstanding is reported in short-term debt on the consolidated statements of financial position.

The revolving credit facilities are committed and available for general corporate purposes. These credit facilities also provide 100% back-stop support for our commercial paper program, of which we had no outstanding balances as of June 30, 2023 and December 31, 2022. Most of the banks supporting the credit facilities have other relationships with us. Due to the financial strength and the strong relationships we have with these providers, we are comfortable we have very low risk the financial institutions would be unable or unwilling to fund these facilities.

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

Total stockholder dividends paid by Principal Life to its parent for the six months ended June 30, 2023, were $325.0 million, all of which was extraordinary and approved by the Commissioner. As of June 30, 2023, we had $1,455.7 million of cash and liquid assets held in our holding companies and other subsidiaries, which is available for corporate purposes. Corporate balances held in foreign holding companies meet the indefinite reinvestment exception.

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

Net cash provided by operating activities was $1,797.8 million and $838.7 million for the six months ended June 30, 2023 and 2022, respectively. Our insurance business typically generates positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The increase in cash provided by operating activities was primarily due to fluctuations in receivables and payables associated with the timing of settlements in 2023 as compared to 2022, and net sales of fixed maturity trading securities in 2023 as compared to net purchases in 2022.

Net cash used in investing activities was $1,082.4 million and $97.9 million for the six months ended June 30, 2023 and 2022, respectively. The increase in cash used in investing activities was due to net purchases of available-for sale securities in 2023 compared to net sales and maturities of available-for sale securities in 2022, our 2023 settlement for our acquisition of an interest in CCB Pension Management Co., Ltd., and net purchases of real estate in 2023 compared to net sales of real estate in 2022. These were partially offset by lower net acquisitions and originations of mortgage loans in 2023 compared to 2022. The 2022 portfolio changes are due in part to the Reinsurance Transaction and the associated funds withheld portfolio activity.

Net cash used in financing activities was $1,489.5 million for the six months ended June 30, 2023, compared to net cash provided by financing activities of $100.3 million for the six months ended June 30, 2022. The increase in cash used in financing activities was due to net investment contract withdrawals in 2023 compared to net deposits in 2022, most pronounced in large market cases, and a decrease in banking operation deposits in 2023 as compared to 2022 due to interest rate changes and outflows to higher rate alternatives. The increase in cash used was partially offset by decreased share repurchases in 2023 as compared to 2022 due to the accelerated share repurchase program in the prior year.

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

	June 30, 2023	December 31, 2022

	(in millions)
Summary Statements of Financial Position Information:
Total investments	$521.0	$320.7
Cash and cash equivalents	371.3	952.0
Goodwill	618.5	618.5
Other intangibles	433.4	447.4
Other assets	356.0	385.4
Due from non-obligor subsidiaries	41.7	47.7
Total assets	2,361.9	2,789.5
Long-term debt	3,926.5	3,929.2
Other liabilities	386.7	584.6
Due to non-obligor subsidiaries	659.0	793.9
Total liabilities	5,038.4	5,371.1

	For the six months ended	For the year ended
	June 30, 2023	December 31, 2022

	(in millions)
Summary Statements of Operations Information:
Total revenues	$8.7	$(7.5)
Total expenses	269.4	524.2
Net loss	(215.4)	(462.1)

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

Short-Term Debt. The components of short-term debt were as follows:

	June 30, 2023	December 31, 2022

	(in millions)
Other recourse short-term debt	$26.3	$80.7
Total short-term debt	$26.3	$80.7

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

Stockholders’ Equity. The following table summarizes our return of capital to common stockholders.

	For the six months ended	For the year ended
	June 30, 2023	December 31, 2022

	(in millions)
Dividends to stockholders	$310.4	$642.3
Repurchase of common stock (1)	290.1	1,661.1
Total cash returned to common stockholders	$600.5	$2,303.4
(1)	Includes common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.

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

Capitalization

The following table summarizes our capital structure:

	June 30, 2023	December 31, 2022

	($ in millions)
Debt:
Short-term debt	$26.3	$80.7
Long-term debt	3,992.9	3,997.0
Total debt	4,019.2	4,077.7

Total stockholders’ equity attributable to PFG	10,344.5	9,976.7
Total capitalization	$14,363.7	$14,054.4
Debt to equity	39%	41%
Debt to capitalization	28%	29%

Contractual Obligations and Contractual Commitments

As of June 30, 2023, we had no unique material cash requirements from known contractual and other obligations.

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

Guarantees and Indemnifications. As of June 30, 2023, no significant changes to guarantees and indemnifications have occurred since December 31, 2022. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 14, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

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

	A.M. Best	Fitch	Moody’s	S&P
Last review date	March 2023	June 2023	January 2022	June 2022
Current outlook	Stable	Stable	Stable	Stable
Principal Financial Group
Senior Unsecured Debt	a	A-	Baa1	A-
Junior Subordinated Debt	a-		Baa2	BBB
Long-Term Issuer Default Rating		A
Principal Life Insurance Company
Insurer Financial Strength	A+	AA-	A1	A+
Issuer Credit Rating	aa
Commercial Paper	AMB‑1+		P-1	A-1+
Principal National Life Insurance Company
Insurer Financial Strength	A+	AA-	A1	A+

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

As of June 30, 2023, 45% of our net assets (liabilities) were Level 1, 52% were Level 2 and 3% were Level 3. Excluding separate account assets as of June 30, 2023, 3% of our net assets (liabilities) were Level 1, 89% were Level 2 and 8% were Level 3.

As of December 31, 2022, 43% of our net assets (liabilities) were Level 1, 54% were Level 2 and 3% were Level 3. Excluding separate account assets as of December 31, 2022, 4% of our net assets (liabilities) were Level 1, 88% were Level 2 and 8% were Level 3.

Changes in Level 3 Fair Value Measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2023, were $6,948.6 million as compared to $6,842.2 million as of December 31, 2022. The increase was primarily related to net purchases and transfers into Level 3 for certain fixed maturities, available-for-sale, partially offset by a decrease in the embedded derivative related to the funds withheld agreement.

Investments

We had total consolidated assets as of June 30, 2023, of $299,186.9 million, of which $96,792.3 million were invested assets. A portion of our invested assets represent funds withheld backing reserves as part of a coinsurance with funds withheld reinsurance agreement. The funds withheld assets and associated net investment income and net realized capital gains (losses) are not included in the discussions below as the investment risk is passed to the reinsurer. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 10, Reinsurance” for more information on the funds withheld assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk; therefore, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of June 30, 2023, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans.

	June 30, 2023
	Investments
	excluding	Funds
	funds withheld	withheld	Total

	(in millions)
Fixed maturities	$48,935.1	$16,014.0	$64,949.1
Equity securities	1,829.7	0.3	1,830.0
Mortgage loans	17,778.2	2,631.1	20,409.3
Real estate	2,351.2	—	2,351.2
Policy loans	807.2	—	807.2
Other investments	6,204.1	241.4	6,445.5
Total invested assets	77,905.5	18,886.8	96,792.3
Cash and cash equivalents	2,871.1	1,202.8	4,073.9
Total invested assets and cash	$80,776.6	$20,089.6	$100,866.2

	December 31, 2022
	Investments
	excluding	Funds
	funds withheld	withheld	Total

	(in millions)
Fixed maturities	$47,856.3	$15,794.3	$63,650.6
Equity securities	1,697.6	11.0	1,708.6
Mortgage loans	17,819.0	2,810.8	20,629.8
Real estate	2,239.7	—	2,239.7
Policy loans	784.7	—	784.7
Other investments	5,942.2	179.8	6,122.0
Total invested assets	76,339.5	18,795.9	95,135.4
Cash and cash equivalents	3,085.1	1,762.9	4,848.0
Total invested assets and cash	$79,424.6	$20,558.8	$99,983.4

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

	For the three months ended June 30,						For the six months ended June 30,
	2023		2022		Increase (decrease)		2023		2022		Increase (decrease)
	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

	($ in millions)
Fixed maturities	4.6%	$608.4	4.2%	$354.5	0.4%	$253.9	4.6%	$1,236.4	3.9%	$1,009.6	0.7%	$226.8
Equity securities (1)	2.6	11.5	(1.2)	(5.8)	3.8	17.3	3.5	30.8	(1.0)	(9.7)	4.5	40.5
Mortgage loans — commercial	4.0	139.4	4.2	123.3	(0.2)	16.1	4.0	276.5	4.1	276.6	(0.1)	(0.1)
Mortgage loans — residential	5.5	52.4	7.7	64.6	(2.2)	(12.2)	5.4	103.2	6.7	110.8	(1.3)	(7.6)
Real estate	5.8	33.6	23.9	125.6	(18.1)	(92.0)	5.9	67.8	18.3	190.2	(12.4)	(122.4)
Policy loans	5.2	10.4	4.6	8.7	0.6	1.7	5.0	20.1	4.8	18.2	0.2	1.9
Cash and cash equivalents	4.8	35.7	0.9	6.0	3.9	29.7	5.2	77.4	0.6	7.6	4.6	69.8
Other investments	10.1	156.4	11.9	162.2	(1.8)	(5.8)	9.1	276.6	15.2	393.5	(6.1)	(116.9)
Total	4.9	1,047.8	5.1	839.1	(0.2)	208.7	4.9	2,088.8	4.9	1,996.8	—	92.0
Investment expenses	(0.3)	(59.7)	(0.1)	(19.2)	(0.2)	(40.5)	(0.3)	(114.0)	(0.1)	(51.4)	(0.2)	(62.6)
Net investment income	4.6%	$988.1	5.0%	$819.9	(0.4)%	$168.2	4.6%	$1,974.8	4.8%	$1,945.4	(0.2)%	$29.4
(1)	Negative in 2022 due to negative market performance on non-OPEB mutual funds and required regulatory investments.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Net investment income increased primarily due to the year-to-date impact of the Reinsurance Transaction recorded in the second quarter of 2022 and higher fixed maturity and cash yields, partially offset by lower value-add real estate sales in our U.S. operations and lower inflation-based investment returns on Latin America average invested assets.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Net investment income increased primarily due to higher fixed maturity yields partially offset by lower average invested assets in our U.S. operations, lower value-add real estate sales and lower inflation-based investment returns on Latin America average invested assets.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains and losses for the periods indicated. The amounts below do not include net realized capital gains (losses) on funds withheld assets that are not passed to the reinsurer, which are separately reported on the consolidated statements of operations.

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2023	2022	(decrease)	2023	2022	(decrease)

	(in millions)
Fixed maturities, available-for-sale – credit losses, including credit sales (1)	$(26.9)	$(16.7)	$(10.2)	$(38.4)	$(22.8)	$(15.6)
Commercial mortgage loans – credit losses	(19.5)	(1.5)	(18.0)	(22.2)	(21.7)	(0.5)
Other ̶ credit gains (losses)	(0.6)	1.2	(1.8)	(0.6)	1.8	(2.4)
Fixed maturities, available-for-sale and trading – noncredit	(14.8)	(142.2)	127.4	(21.7)	(103.4)	81.7
Derivatives and related hedge activities	8.9	97.2	(88.3)	(31.6)	112.9	(144.5)
Other losses	(19.9)	(127.4)	107.5	(24.3)	(292.8)	268.5
Net realized capital losses (2)	$(72.8)	$(189.4)	$116.6	$(138.8)	$(326.0)	$187.2
(1)	Includes credit sales, adjustments to the credit loss valuation allowance, write-offs and recoveries on available-for-sale securities.
(2)	Net realized capital gains (losses) can be volatile due to credit losses from invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Net realized capital losses decreased primarily due to reduced losses from noncredit available-for-sale fixed maturities, reduced losses on currency derivatives due to changes in rates, and gains versus losses on equity securities and sponsored investment funds due to equity market improvement. These decreases were partially offset by increased losses resulting from a 2023 residential whole loan deconsolidation, reduced gains on interest rate swaps not designated as hedging instruments due to changes in rates, and a current year increase in our commercial mortgage loan valuation allowance.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Net realized capital losses decreased primarily due to reduced losses from noncredit available-for-sale fixed maturities, reduced losses on currency derivatives due to changes in rates, and gains versus losses on equity securities and sponsored investment funds due to equity market improvement. These decreases were partially offset by increased losses resulting from a 2023 residential whole loan deconsolidation and losses versus gains on interest rate swaps not designated as hedging instruments due to changes in interest rates.

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

Of our invested assets, $70,163.0 million were held by our U.S. operations as of June 30, 2023. Our U.S. invested assets are managed primarily by Principal Global Investors. Our Investment Committee, appointed by our Board, is responsible for establishing investment policies and monitoring risk limits and tolerances. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect customers’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

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

We purchase credit default swaps to hedge certain credit exposures in our investment portfolio. We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $85.0 million and $130.0 million as of June 30, 2023 and December 31, 2022, respectively. We sell credit default swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 4, Derivative Financial Instruments” under the caption, “Credit Derivatives Sold.”

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

	Weighted average loan-to-value ratio		Debt service coverage ratio
	June 30, 2023	December 31, 2022	June 30, 2023		December 31, 2022
New mortgages	46%	50%	1.3	x	2.3	x
Entire mortgage portfolio	47%	46%	2.5	x	2.5	x

We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, were $2,221.3 million and 4.1%, respectively, as of June 30, 2023, and $2,539.0 million and 3.9%, respectively, as of December 31, 2022. In addition, the amortized cost and weighted average yield of RMBS, residential collateralized mortgage obligations, and asset-backed securities - home equity with material prepayment risk were $6,364.3 million and 3.3%, respectively, as of June 30, 2023, and $5,546.1 million and 2.9%, respectively, as of December 31, 2022.

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

Overall Composition of U.S. Invested Assets

As shown in the following table, the major categories of U.S. invested assets are fixed maturities and mortgage loans.

	June 30, 2023		December 31, 2022
	Carrying amount	% of total	Carrying amount	% of total

	($ in millions)
Fixed maturities	$45,837.6	65%	$44,745.4	65%
Equity securities	637.5	1	532.2	1
Mortgage loans	16,732.6	24	16,866.3	25
Real estate	2,348.9	3	2,237.4	3
Policy loans	791.4	1	770.2	1
Other investments	3,815.0	6	3,745.7	5
Total invested assets	70,163.0	100%	68,897.2	100%
Cash and cash equivalents	2,627.0		2,894.5
Total invested assets and cash	$72,790.0		$71,791.7

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities.

Fixed maturities were diversified by category of issuer, as shown in the following table for the periods indicated.

	June 30, 2023		December 31, 2022
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total

	($ in millions)
U.S. government and agencies	$1,260.0	3%	$1,432.4	3%
Non-U.S. governments	389.0	1	400.0	1
States and political subdivisions	4,969.7	11	4,544.9	10
Corporate - public	14,509.7	32	15,661.4	35
Corporate - private	9,829.2	21	9,144.4	20
Residential mortgage-backed pass-through securities	2,568.4	5	2,172.3	5
Commercial mortgage-backed securities	3,809.9	8	3,861.9	9
Residential collateralized mortgage obligations	3,078.5	7	2,666.9	6
Asset-backed securities	5,423.2	12	4,861.2	11
Total fixed maturities	$45,837.6	100%	$44,745.4	100%

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 14% of total fixed maturities as of both June 30, 2023 and December 31, 2022. It is comprised of corporate and foreign government fixed maturities.

	June 30, 2023	December 31, 2022

	(in millions)
European Union	$1,719.8	$1,547.7
Australia/New Zealand	1,267.6	1,283.4
United Kingdom	1,033.7	1,167.4
Latin America	992.6	1,023.3
Asia-Pacific	580.9	584.7
Middle East and Africa	450.9	424.5
Europe, non-European Union	245.6	302.5
Other	133.8	137.3
Total	$6,424.9	$6,470.8

International fixed maturities exposure is determined by the country of risk of the obligor entity. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of June 30, 2023 and December 31, 2022, our investments in Canada totaled $1,016.6 million and $982.9 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The top 10 exposures comprised 4.8% of single-name credit fixed maturity exposures as of both June 30, 2023 and December 31, 2022.

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

	June 30, 2023			December 31, 2022
			Percent of			Percent of
	Amortized	Carrying	carrying	Amortized	Carrying	carrying
NAIC designation	cost	amount	amount	cost	amount	amount

	($ in millions)
1	$33,576.6	$30,396.4	66%	$32,398.0	$29,011.9	65%
2	13,703.1	12,421.1	27	14,143.5	12,735.3	28
3	2,851.1	2,671.8	6	2,871.9	2,656.1	6
4	354.4	313.7	1	357.0	312.1	1
5	4.6	3.5	—	15.3	14.5	—
6	39.8	31.1	—	20.2	15.5	—
Total fixed maturities	$50,529.6	$45,837.6	100%	$49,805.9	$44,745.4	100%

Fixed maturities included 28 securities with an amortized cost of $342.5 million, gross gains of $3.2 million, gross losses of $9.9 million and a carrying amount of $335.8 million as of June 30, 2023, that were still pending a review and assignment of a designation by the SVO. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, we will always have securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent designation is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities. As of June 30, 2023, based on amortized cost, 98% of our CMBS portfolio had an NAIC designation of 1.

The following table presents our exposure by credit quality based on NAIC designations for our CMBS portfolio as of the periods indicated.

	June 30, 2023		December 31, 2022
	Amortized	Carrying	Amortized	Carrying
NAIC designation	cost	amount	cost	amount

	(in millions)
1	$4,296.2	$3,751.1	$4,340.6	$3,801.5
2	70.4	53.9	70.8	55.8
3	5.5	3.8	2.2	1.9
4	0.5	0.8	3.9	2.4
5	—	—	—	—
6	0.6	0.3	0.6	0.3
Total (1)	$4,373.2	$3,809.9	$4,418.1	$3,861.9
(1)	The CMBS portfolio included agency CMBS with a $447.0 million amortized cost and a $413.5 million carrying amount as of June 30, 2023, and a $508.4 million amortized cost and a $473.0 million carrying amount as of December 31, 2022.

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

	June 30, 2023	December 31, 2022

	($ in millions)
Total fixed maturities	$45,837.6	$44,745.4
Problem fixed maturities (1)	$26.7	$20.9
Potential problem fixed maturities	48.9	21.8
Total problem, potential problem and restructured fixed maturities	$75.6	$42.7
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	0.16%	0.10%
(1)	The problem fixed maturities carrying amount is net of the credit loss valuation allowance.

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

The net realized loss relating to the change in the allowance for credit loss and credit related sales of fixed maturities was $26.3 million and $14.6 million for the three months ended June 30, 2023 and 2022, respectively, and $42.0 million and $19.6 million for the six months ended June 30, 2023 and 2022, respectively.

Fixed Maturities Available-for-Sale

The following tables present our fixed maturities available-for-sale by industry category, as of the periods indicated.

	June 30, 2023
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount

	(in millions)
Finance — Banking	$2,130.2	$2.4	$206.7	$—	$1,925.9
Finance — Brokerage	712.7	3.3	84.6	—	631.4
Finance — Finance Companies	346.5	—	62.3	—	284.2
Finance — Financial Other	1,245.3	7.4	160.9	—	1,091.8
Finance — Insurance	1,847.2	22.1	182.7	—	1,686.6
Finance — Real estate investment trusts (“REITs”)	1,734.0	0.1	234.6	—	1,499.5
Industrial — Basic Industry	1,228.9	12.8	104.2	—	1,137.5
Industrial — Capital Goods	1,457.6	7.6	133.9	—	1,331.3
Industrial — Communications	2,276.5	42.8	201.8	—	2,117.5
Industrial — Consumer Cyclical	1,196.6	2.3	118.4	3.8	1,076.7
Industrial — Consumer Non-Cyclical	3,122.1	14.4	245.4	—	2,891.1
Industrial — Energy	1,966.9	41.0	147.6	—	1,860.3
Industrial — Other	700.4	1.0	46.5	—	654.9
Industrial — Technology	1,401.7	5.6	130.8	—	1,276.5
Industrial — Transportation	1,595.7	5.1	162.9	—	1,437.9
Utility — Electric	2,772.0	13.6	343.0	—	2,442.6
Utility — Natural Gas	380.8	1.0	56.7	—	325.1
Utility — Other	248.4	—	35.7	—	212.7
Government guaranteed	170.5	9.7	14.2	—	166.0
Total corporate securities	26,534.0	192.2	2,672.9	3.8	24,049.5

Residential mortgage-backed pass-through securities	2,746.9	—	189.1	—	2,557.8
Commercial mortgage-backed securities	4,312.3	—	563.3	—	3,749.0
Residential collateralized mortgage obligations	3,515.9	1.9	449.7	0.1	3,068.0
Asset-backed securities — Home equity (1)	69.0	2.6	4.1	—	67.5
Asset-backed securities — All other	2,090.1	—	113.5	—	1,976.6
Collateralized debt obligations — Credit	16.7	—	5.4	—	11.3
Collateralized debt obligations — CMBS	—	0.1	—	—	0.1
Collateralized debt obligations — Loans	3,416.0	2.7	81.7	—	3,337.0
Total mortgage-backed and other asset-backed securities	16,166.9	7.3	1,406.8	0.1	14,767.3

U.S. government and agencies	1,247.3	0.2	85.7	—	1,161.8
States and political subdivisions	5,664.1	22.6	721.1	—	4,965.6
Non-U.S. governments	411.0	17.4	41.3	—	387.1
Total fixed maturities, available-for-sale	$50,023.3	$239.7	$4,927.8	$3.9	$45,331.3
(1)	This exposure is all related to sub-prime mortgage loans.

	December 31, 2022
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount

	(in millions)
Finance — Banking	$2,396.8	$3.7	$234.6	$—	$2,165.9
Finance — Brokerage	667.3	1.6	88.4	—	580.5
Finance — Finance Companies	338.6	—	61.9	—	276.7
Finance — Financial Other	1,120.5	1.5	162.6	—	959.4
Finance — Insurance	1,882.8	27.2	190.9	—	1,719.1
Finance — REITs	1,785.4	0.4	237.6	—	1,548.2
Industrial — Basic Industry	1,220.6	10.6	116.7	—	1,114.5
Industrial — Capital Goods	1,518.7	5.5	158.5	—	1,365.7
Industrial — Communications	2,286.8	47.4	219.1	—	2,115.1
Industrial — Consumer Cyclical	1,216.9	5.5	135.0	—	1,087.4
Industrial — Consumer Non-Cyclical	3,329.2	15.4	292.9	—	3,051.7
Industrial — Energy	1,872.0	39.9	159.2	—	1,752.7
Industrial — Other	807.9	0.7	65.9	—	742.7
Industrial — Technology	1,392.8	2.6	153.1	—	1,242.3
Industrial — Transportation	1,637.0	5.4	176.2	—	1,466.2
Utility — Electric	2,886.8	17.8	382.2	—	2,522.4
Utility — Natural Gas	389.3	0.7	58.9	—	331.1
Utility — Other	359.8	—	66.3	—	293.5
Government guaranteed	171.8	10.3	13.3	—	168.8
Total corporate securities	27,281.0	196.2	2,973.3	—	24,503.9

Residential mortgage-backed pass-through securities	2,348.8	5.8	187.6	—	2,167.0
Commercial mortgage-backed securities	4,334.7	—	556.2	—	3,778.5
Residential collateralized mortgage obligations	3,113.8	2.6	451.8	0.1	2,664.5
Asset-backed securities — Home equity (1)	73.5	1.6	2.9	—	72.2
Asset-backed securities — All other	1,662.1	—	125.2	—	1,536.9
Collateralized debt obligations — Credit	16.8	—	5.2	—	11.6
Collateralized debt obligations — CMBS	—	0.3	—	—	0.3
Collateralized debt obligations — Loans	3,264.7	1.1	108.9	—	3,156.9
Total mortgage-backed and other asset-backed securities	14,814.4	11.4	1,437.8	0.1	13,387.9

U.S. government and agencies	1,443.9	0.1	90.2	—	1,353.8
States and political subdivisions	5,281.8	9.8	751.4	—	4,540.2
Non-U.S. governments	423.0	18.8	44.0	—	397.8
Total fixed maturities, available-for-sale	$49,244.1	$236.3	$5,296.7	$0.1	$44,183.6
(1)	This exposure is all related to sub-prime mortgage loans.

Of the $4,927.8 million in gross unrealized losses as of June 30, 2023, $12.6 million in losses were attributed to securities scheduled to mature in one year or less, $366.1 million attributed to securities scheduled to mature between one to five years, $910.3 million attributed to securities scheduled to mature between five to ten years, $2,232.0 million attributed to securities scheduled to mature after ten years and $1,406.8 million related to mortgage-backed and other ABS that are not classified by maturity year. As of June 30, 2023, we were in a $4,688.1 million net unrealized loss position as compared to a $5,060.4 million net unrealized loss position as of December 31, 2022. The $372.3 million decrease in net unrealized loss for the six months ended June 30, 2023, can be attributed to a tightening of credit spreads.

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

The following table presents our fixed maturities available-for-sale by investment grade and below investment grade as of the periods indicated.

	June 30, 2023					December 31, 2022
		Gross	Gross	Allowance			Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount	cost	gains	losses	loss	amount

	(in millions)
Investment grade:
Public	$37,228.3	$193.3	$3,658.0	$0.1	$33,763.5	$37,338.9	$217.2	$3,951.8	$0.1	$33,604.2
Private	9,687.0	38.7	1,036.1	—	8,689.6	8,752.7	11.2	1,070.8	—	7,693.1
Below investment grade:
Public	1,541.1	4.0	206.4	—	1,338.7	1,728.2	5.5	245.3	—	1,488.4
Private	1,566.9	3.7	27.3	3.8	1,539.5	1,424.3	2.4	28.8	—	1,397.9
Total fixed maturities, available-for-sale	$50,023.3	$239.7	$4,927.8	$3.9	$45,331.3	$49,244.1	$236.3	$5,296.7	$0.1	$44,183.6

Included in the public category as of June 30, 2023 and December 31, 2022, were $11,662.9 million and $10,829.2 million, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

The following tables present the fair value and the gross unrealized losses on our fixed maturities available-for-sale for which an allowance for credit loss has not been recorded by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2023 and December 31, 2022, respectively.

	June 30, 2023
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$529.9	$14.8	$616.2	$70.8	$1,146.1	$85.6
Non-U.S. governments	61.4	2.2	201.3	39.1	262.7	41.3
States and political subdivisions	976.0	39.3	3,381.1	681.7	4,357.1	721.0
Corporate	5,153.5	210.0	14,821.3	2,463.1	19,974.8	2,673.1
Residential mortgage-backed pass-through securities	1,158.9	24.7	1,147.7	166.8	2,306.6	191.5
Commercial mortgage-backed securities	366.9	12.1	3,324.3	547.2	3,691.2	559.3
Collateralized debt obligations (2)	583.7	6.5	2,522.0	80.5	3,105.7	87.0
Other debt obligations	1,695.2	47.5	3,070.1	520.0	4,765.3	567.5
Total fixed maturities, available-for-sale	$10,525.5	$357.1	$29,084.0	$4,569.2	$39,609.5	$4,926.3
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

	December 31, 2022
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$1,142.3	$48.4	$181.5	$41.8	$1,323.8	$90.2
Non-U.S. governments	253.1	38.1	17.2	6.1	270.3	44.2
States and political subdivisions	3,703.9	625.8	382.6	125.6	4,086.5	751.4
Corporate	18,548.4	2,352.8	2,407.8	620.4	20,956.2	2,973.2
Residential mortgage-backed pass-through securities	1,149.9	88.7	573.5	104.5	1,723.4	193.2
Commercial mortgage-backed securities	2,720.5	352.4	986.6	201.8	3,707.1	554.2
Collateralized debt obligations (2)	1,813.1	63.9	1,207.2	50.1	3,020.3	114.0
Other debt obligations	1,976.3	197.6	1,895.6	377.0	3,871.9	574.6
Total fixed maturities, available-for-sale	$31,307.5	$3,767.7	$7,652.0	$1,527.3	$38,959.5	$5,295.0
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

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

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 25% and 26% of our commercial mortgage loan portfolio before valuation allowance as of June 30, 2023 and December 31, 2022, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The typical borrower in our commercial mortgage loan portfolio is a single purpose entity or single asset entity. As of June 30, 2023 and December 31, 2022, the total number of commercial mortgage loans outstanding were 595 and 656, of which 39% and 43% were for loans with principal balances less than $10.0 million as of June 30, 2023 and December 31, 2022, respectively. The average loan size of our commercial mortgage portfolio was $22.6 million and $20.7 million as of June 30, 2023 and December 31, 2022, respectively.

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

We had three problem commercial mortgage loans with a carrying amount of $58.1 million for which we had a valuation allowance of $41.4 million as of June 30, 2023. We also had two problem commercial mortgage loans with a carrying amount of $43.8 million for which we also had a valuation allowance of $28.3 million as of December 31, 2022.

	June 30, 2023	December 31, 2022

	($ in millions)
Total commercial mortgage loans	$13,372.2	$13,487.5
Restructured problem commercial mortgage loans	16.7	15.5
Total problem, potential problem and restructured commercial mortgage loans	$16.7	$15.5
Total problem, potential problem and restructured commercial mortgage loans as a percent of total commercial mortgage loans	0.12%	0.11%

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

Real Estate

Real estate consists primarily of commercial equity real estate. As of June 30, 2023 and December 31, 2022, the carrying amount of our equity real estate investment was $2,348.9 million and $2,237.4 million, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale. The carrying value of real estate held for investment is generally adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized capital losses in our consolidated results of operations. No such impairment adjustments were recorded for the six months ended June 30, 2023 or for the year ended December 31, 2022.

Once we identify a real estate property to be sold and it is probable that it will be sold, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. The valuation allowance did not change for the six months ended June 30, 2023 or for the year ended December 31, 2022.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country. As of June 30, 2023, our largest equity real estate portfolio concentration was in the Pacific (44%) region of the United States. By property type, our largest concentrations were in Apartments (36%) and Industrial (32%) as of June 30, 2023.

Other Investments

Our other investments totaled $3,815.0 million as of June 30, 2023, compared to $3,745.7 million as of December 31, 2022. Other investments include interests in unconsolidated entities, which include real estate properties owned jointly with venture partners and operated by the partners; sponsored investment funds; the cash surrender value of company owned and trust owned life insurance; derivative assets and other investments.

International Investment Operations

Of our invested assets, $7,742.5 million were held by our Principal International operations as of June 30, 2023. The assets are primarily managed by the local Principal International affiliate. Due to the regulatory constraints in each location, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets is fixed maturities. The following table excludes invested assets of the separate accounts.

	June 30, 2023		December 31, 2022
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total

	($ in millions)
Fixed maturities	$3,097.5	40%	$3,110.9	42%
Equity securities	1,192.2	15	1,165.4	16
Mortgage loans	1,045.6	14	952.7	13
Real estate	2.3	—	2.3	—
Policy loans	15.8	—	14.5	—
Other investments:
Direct financing leases	708.4	9	664.4	9
Investment in unconsolidated operating entities	1,171.3	15	1,092.3	14
Derivative assets and other investments	509.4	7	439.8	6
Total invested assets	7,742.5	100%	7,442.3	100%
Cash and cash equivalents	244.1		190.6
Total invested assets and cash	$7,986.6		$7,632.9

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

Guaranteed Minimum Interest Rate Exposure. The following table provides detail on the differences between the interest rates being credited to contractholders as of June 30, 2023, and the respective GMIRs. Amounts for contracts without significant fee revenues such as GICs, funding agreements, retail fixed income annuities and guaranteed pension contracts are excluded. Additionally, amounts for contracts that are reinsured as part of the Reinsurance Transaction are also excluded. Account values are broken down by GMIR level within the Retirement and Income Solutions and Benefits and Protection segments.

	Account values (1)
		Excess of crediting rates over GMIR:
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total

	($ in millions)
Guaranteed minimum interest rate
Retirement and Income Solutions
Up to 1.00%	$25.2	$4.0	$118.6	$1,084.6	$241.1	$1,473.5
1.01% - 2.00%	3.2	6,204.0	1,197.5	—	1,524.8	8,929.5
2.01% - 3.00%	315.5	0.1	0.8	2.7	—	319.1
3.01% - 4.00%	7.7	—	—	—	—	7.7
4.01% and above	18.4	—	—	—	—	18.4
Subtotal	370.0	6,208.1	1,316.9	1,087.3	1,765.9	10,748.2

Benefits and Protection
Up to 1.00%	—	1.7	15.9	—	1.4	19.0
1.01% - 2.00%	—	—	4.3	268.9	132.0	405.2
2.01% - 3.00%	62.3	165.9	193.4	61.6	0.7	483.9
3.01% - 4.00%	1,638.1	29.8	29.3	26.4	3.2	1,726.8
4.01% and above	38.9	11.7	3.4	1.5	—	55.5
Subtotal	1,739.3	209.1	246.3	358.4	137.3	2,690.4

Total	$2,109.3	$6,417.2	$1,563.2	$1,445.7	$1,903.2	$13,438.6
Percentage of total	15.7%	47.7%	11.6%	10.8%	14.2%	100.0%
(1)	Includes only the account values, net of the account values with associated policy loans, for products with GMIRs and discretionary crediting rates, excluding amounts for contracts that are reinsured as part of the Reinsurance Transaction.

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

We estimate a hypothetical 100 basis point immediate, parallel increase in interest rates would reduce the net reported fair value of our financial assets and derivatives by $2,490.3 million as of June 30, 2023, compared to $2,446.9 million as of December 31, 2022. This estimate only reflects the change in fair value for financial assets and derivatives reported at fair value on our consolidated statements of financial position. Assets and liabilities not reported at fair value on our consolidated statements of financial position – including mortgage loans, liabilities relating to insurance contracts, investment contracts, debt and bank deposits – are excluded from this sensitivity analysis. We believe the excluded liability items would economically serve as a partial offset to the net interest rate risk of the financial instruments included in the sensitivity analysis. Separate account assets and liabilities are also excluded from this estimate, as any interest rate risk is borne by the holder of the separate account. Assets backing reserves as part of a coinsurance with funds withheld agreement are excluded from this estimate, as any interest rate risk is passed to the reinsurer. For more information on fair value measurements, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Fair Value Measurements” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We estimate as of June 30, 2023, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency-denominated instruments identified above because we effectively hedge foreign currency-denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2022. However, fluctuations in foreign currency exchange rates do affect the translation of segment pre-tax operating earnings and equity of our international operations into our consolidated financial statements.

For our Principal International operations, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $288.0 million, or 10.0%, reduction in the total equity excluding noncontrolling interests of our international operations as of June 30, 2023, as compared to an estimated $258.5 million, or 10.0%, reduction as of December 31, 2022. We estimate a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in an $8.1 million, or 13.0%, reduction in segment pre-tax operating earnings of our international operations for the three months ended June 30, 2023, as compared to an estimated $10.6 million, or 12.0%, reduction for the three months ended June 30, 2022. In addition, we estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $17.6 million, or 12.0%, reduction in segment pre-tax operating earnings of our international operations for the six months ended June 30, 2023, as compared to an estimated $19.0 million, or 12.0%, reduction for the six months ended June 30, 2022.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. We did not have currency swap agreements associated with foreign-denominated liabilities as of June 30, 2023 and December 31, 2022. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $1,486.3 million and $1,389.8 million as of June 30, 2023 and December 31, 2022, respectively.

With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our Principal International operations had currency swaps with a notional amount of $217.3 million and $244.9 million as of June 30, 2023 and December 31, 2022, respectively. Our Principal International operations also utilized currency forwards with a notional amount of $731.1 million and $672.5 million as of June 30, 2023 and December 31, 2022, respectively.

We use currency forwards and have used currency options to hedge currency risk associated with expected cash flows in our foreign operations. We held currency forwards with a notional of $205.3 million and $388.5 million as of June 30, 2023 and December 31, 2022, respectively. No currency options were utilized as of June 30, 2023 or December 31, 2022.

Additionally, we use currency forwards to hedge net equity investments in our foreign operations, including certain sponsored investment funds. We held currency forwards with a notional amount of $30.9 million and $30.1 million as of June 30, 2023 and December 31, 2022, respectively.

We also use currency forwards to hedge certain foreign-denominated investments in our domestic operations. We held currency forwards with a notional amount of $52.7 million and $32.0 million as of June 30, 2023 and December 31, 2022, respectively.

Equity Risk

Equity risk is the risk we will incur economic losses due to adverse fluctuations in equity markets. As of June 30, 2023 and December 31, 2022, the fair value of our equity securities was $1,830.0 million and $1,708.6 million, respectively. We estimate a 10% decline in the prices of the equity securities would result in a decline in fair value of our equity securities of $183.0 million as of June 30, 2023, as compared to a decline in fair value of our equity securities of $170.9 million as of December 31, 2022.

We are also exposed to the risk that asset-based fees decrease as a result of declines in assets under management due to changes in investment prices and the risk that asset management fees calculated by reference to performance could be lower.

We also have equity risk associated with (1) universal life contracts that credit interest to customers based on changes in an external equity index; (2) variable annuity contracts that have a GMWB rider that allows the customer to make withdrawals of a specified annual amount, either for a fixed number of years or for the lifetime of the customer, even if the account value is reduced to zero; (3) variable annuity contracts that have a GMDB that allows the death benefit to be paid, even if the account value has fallen below the GMDB amount; (4) SEC-registered annuity contracts with returns linked to an external equity index and (5) investment contracts in which the return is subject to minimum contractual guarantees. We are also subject to equity risk based upon the assets that support our employee benefit plans. For further discussion of equity risk associated with these plans, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefit Plans” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Separate and distinct from our equity risk associated with a decline in the S&P index, we also have equity risk associated with certain domestic alternative investments. These investments are comprised of several asset categories (including hedge funds, private equity, infrastructure and direct lending) that provide an attractive asset match to our long-dated liabilities and create diversification benefits to our fixed income investments. The risk profile of these investments is actively monitored by our Investment Committee and our corporate risk management function. Changes in the value of these investments will impact earnings. We estimate an immediate 10% decline in the value of those assets, followed by a 2% per quarter increase would reduce our annual segment pre-tax operating earnings by less than 8%. The selection of a 10% unfavorable change in the value of those assets should not be construed as a prediction of future market events, but rather as an illustration of the potential impact of such a decline in value of those assets.

Use of Derivatives to Manage Equity Risk. We economically hedge the universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product’s profile or selling options to offset existing exposures. We economically hedge RILA exposure using options and futures. We economically hedge the GMWB rider MRB exposure, which includes interest rate risk and equity risk, using futures, options, treasury forwards and interest rate swaps with notional amounts of $13,096.1 million and $8,950.4 million as of June 30, 2023, and December 31, 2022, respectively. The fair value of both MRBs and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

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

Our Chief Executive Officer, Daniel J. Houston, and our Chief Financial Officer, Deanna D. Strable-Soethout, have reviewed and evaluated our disclosure controls and procedures as of June 30, 2023, and have concluded our disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents the amount of our common share purchase activity for the periods indicated.

				Maximum dollar
			Total number of	value of shares
			shares purchased	that may yet be
	Total number of	Average	as part of publicly	purchased under
	shares	price paid	announced	the programs (in
Period	purchased (1)	per share	programs	millions) (2)
January 1, 2023 — January 31, 2023	673,543	$87.99	673,543	$930.0
February 1, 2023 — February 28, 2023	907,130	$89.61	580,602	$877.7
March 1, 2023 — March 31, 2023	547,054	$87.06	449,119	$838.8
April 1, 2023 — April 30, 2023	728,248	$74.84	725,154	$784.5
May 1, 2023 — May 31, 2023	606,186	$70.92	599,336	$742.0
June 1, 2023 — June 30, 2023	48,442	$68.35	47,680	$738.7
Total	3,510,603		3,075,434
(1)	Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.
(2)	In January 2022, our Board of Directors authorized a share repurchase program of up to $1.6 billion of our outstanding common stock, which has no expiration.

Item 5. Other Information

On April 3, 2023, Roberto Walker, our former Executive Vice President and President of Principal Latin America terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5- 1(c) that was originally adopted on February 24, 2023, for the sale of up to 142,215 shares (including stock options to the extent exercised for share purchases) of our common stock until August 23, 2023.

Item 6. Exhibits

Incorporated by reference herein
Exhibit Number	Description	Form	File Date
31.1	Certification of Daniel J. Houston
31.2	Certification of Deanna D. Strable-Soethout
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Daniel J. Houston
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Deanna D. Strable-Soethout
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2023 formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: August 2, 2023	By	/s/ Deanna D. Strable-Soethout
Deanna D. Strable-Soethout
Executive Vice President and Chief Financial Officer

Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer