Form 10-Q
period 2023-09-30
PRINCIPAL FINANCIAL GROUP INC
filed 2023-11-01
CIK 1126328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of October 24, 2023, was 238,412,113.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.

Condensed Consolidated Statements of Financial Position

(Unaudited)

	September 30,	December 31,
	2023	2022
		(As recast)
	(in millions)
Assets
Fixed maturities, available-for-sale	$61,582.0	$62,889.9
Fixed maturities, trading (2023 and 2022 include $47.1 million and $27.8 million related to consolidated variable interest entities)	722.2	760.7
Equity securities (2023 and 2022 include $699.8 million and $740.0 million related to consolidated variable interest entities)	1,760.2	1,708.6
Mortgage loans (2023 and 2022 include $1,079.5 million and $1,179.7 million related to consolidated variable interest entities)	20,229.0	20,629.8
Real estate (2023 and 2022 include $756.2 million and $649.0 million related to consolidated variable interest entities)	2,320.9	2,239.7
Policy loans	799.3	784.7
Other investments (2023 and 2022 include $523.9 million and $375.9 million related to consolidated variable interest entities)	6,569.2	6,122.0
Total investments	93,982.8	95,135.4
Cash and cash equivalents (2023 and 2022 include $77.5 million and $32.4 million related to consolidated variable interest entities)	4,564.3	4,848.0
Accrued investment income	819.1	742.1
Reinsurance recoverable and deposit receivable	20,219.1	21,154.0
Premiums due and other receivables	3,897.0	3,933.3
Deferred acquisition costs	3,948.4	3,948.0
Market risk benefit asset	173.1	109.2
Property and equipment	958.1	996.1
Goodwill	1,593.6	1,598.2
Other intangibles	1,480.4	1,533.3
Separate account assets (2023 and 2022 include $32,537.2 million and $34,193.8 million related to consolidated variable interest entities)	155,478.2	155,375.1
Other assets	833.9	1,205.6
Total assets	$287,948.0	$290,578.3
Liabilities
Contractholder funds (2023 and 2022 include $309.5 million and $334.0 million related to consolidated variable interest entities)	$42,303.9	$42,825.3
Future policy benefits and claims	42,685.9	43,025.3
Market risk benefit liability	112.5	207.4
Other policyholder funds	946.0	911.5
Short-term debt	23.8	80.7
Long-term debt	3,930.2	3,997.0
Income taxes currently payable	10.0	19.2
Deferred income taxes	1,481.4	1,324.2
Separate account liabilities (2023 and 2022 include $32,537.2 million and $34,193.8 million related to consolidated variable interest entities)	155,478.2	155,375.1
Funds withheld payable	18,557.7	20,436.1
Other liabilities (2023 and 2022 include $83.9 million and $86.8 million related to consolidated variable interest entities)	11,436.0	12,096.7
Total liabilities	276,965.6	280,298.5

Redeemable noncontrolling interest (2023 and 2022 include $237.1 million and $235.3 million related to consolidated variable interest entities)	259.5	262.0

Stockholders’ equity
Common stock, par value $0.01 per share; 2,500,000,000 shares authorized; 491,996,113 and 489,809,564 shares issued as of 2023 and 2022; 239,657,860 and 243,549,782 shares outstanding as of 2023 and 2022	4.9	4.9
Additional paid-in capital	10,870.2	10,740.4
Retained earnings	17,717.0	16,697.3
Accumulated other comprehensive loss	(6,840.9)	(6,879.0)
Treasury stock, at cost; 252,338,253 and 246,259,782 shares as of 2023 and 2022	(11,079.6)	(10,586.9)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	10,671.6	9,976.7
Noncontrolling interest	51.3	41.1
Total stockholders’ equity	10,722.9	10,017.8
Total liabilities and stockholders’ equity	$287,948.0	$290,578.3

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
		(As recast)		(As recast)
	(in millions, except per share data)
Revenues
Premiums and other considerations	$1,457.9	$1,486.5	$4,399.2	$3,740.1
Fees and other revenues	1,045.7	1,008.3	3,058.6	3,139.0
Net investment income	989.2	911.7	2,964.0	2,857.1
Net realized capital gains (losses) (1)	179.3	(27.4)	40.5	(353.4)
Net realized capital gains on funds withheld assets (1)	1.0	8.5	119.8	697.5
Change in fair value of funds withheld embedded derivative	925.6	1,237.7	392.9	4,305.0
Total revenues	4,598.7	4,625.3	10,975.0	14,385.3
Expenses
Benefits, claims and settlement expenses	1,710.6	1,801.6	5,318.6	4,735.5
Liability for future policy benefits remeasurement gain	(42.3)	(67.6)	(47.2)	(268.0)
Market risk benefit remeasurement loss	18.4	15.6	8.6	128.8
Dividends to policyholders	21.0	24.5	67.3	72.1
Operating expenses	1,286.1	1,210.8	3,781.7	3,727.5
Total expenses	2,993.8	2,984.9	9,129.0	8,395.9
Income before income taxes	1,604.9	1,640.4	1,846.0	5,989.4
Income taxes	354.8	328.8	336.7	1,200.7
Net income	1,250.1	1,311.6	1,509.3	4,788.7
Net income (loss) attributable to noncontrolling interest	3.9	(4.1)	14.4	15.6
Net income attributable to Principal Financial Group, Inc.	$1,246.2	$1,315.7	$1,494.9	$4,773.1

Earnings per common share
Basic earnings per common share	$5.17	$5.31	$6.17	$18.84

Diluted earnings per common share	$5.10	$5.22	$6.08	$18.55
(1)	Includes realized and unrealized gains (losses). See Note 3, Investments, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
		(As recast)		(As recast)
	(in millions)
Net income	$1,250.1	$1,311.6	$1,509.3	$4,788.7
Other comprehensive income (loss), net:
Net unrealized losses on available-for-sale securities	(1,809.4)	(2,814.9)	(1,273.7)	(10,788.0)
Net unrealized gains (losses) on derivative instruments	(14.9)	79.2	(20.7)	49.5
Liability for future policy benefits discount rate remeasurement gain	1,373.6	1,511.6	1,341.9	5,340.0
Market risk benefit nonperformance risk remeasurement gain (loss)	(17.9)	(2.9)	(17.5)	131.0
Foreign currency translation adjustment	(133.4)	(54.3)	8.6	(167.7)
Net unrecognized postretirement benefit obligation	4.2	7.0	(1.1)	22.0
Other comprehensive income (loss)	(597.8)	(1,274.3)	37.5	(5,413.2)
Comprehensive income (loss)	652.3	37.3	1,546.8	(624.5)
Comprehensive income (loss) attributable to noncontrolling interest	1.8	(3.4)	13.8	14.1
Comprehensive income (loss) attributable to Principal Financial Group, Inc.	$650.5	$40.7	$1,533.0	$(638.6)

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders’
	stock	capital	earnings	loss	stock	interest	equity

	(in millions)
Balances as of July 1, 2022 (As recast)	$4.9	$10,553.5	$15,717.1	$(6,106.2)	$(9,877.1)	$41.8	$10,334.0
Common stock issued	—	53.0	—	—	—	—	53.0
Stock-based compensation	—	23.1	(2.8)	—	—	—	20.3
Treasury stock acquired, common	—	—	—	—	(459.4)	—	(459.4)
Accelerated share repurchase	—	8.9	—	—	—	—	8.9
Dividends to common stockholders	—	—	(157.4)	—	—	—	(157.4)
Distributions to noncontrolling interest	—	—	—	—	—	(1.4)	(1.4)
Contributions from noncontrolling interest	—	—	—	—	—	1.5	1.5
Purchase of subsidiary shares from noncontrolling interest (1)	—	(1.4)	—	—	—	—	(1.4)
Adjustments to redemption amount of redeemable noncontrolling interest	—	0.4	—	—	—	0.1	0.5
Net income (1)	—	—	1,315.7	—	—	0.5	1,316.2
Other comprehensive loss (1)	—	—	—	(1,275.0)	—	(0.4)	(1,275.4)
Balances as of September 30, 2022 (As recast)	$4.9	$10,637.5	$16,872.6	$(7,381.2)	$(10,336.5)	$42.1	$9,839.4

Balances as of July 1, 2023	$4.9	$10,831.9	$16,629.9	$(6,245.2)	$(10,877.0)	$45.0	$10,389.5
Common stock issued	—	10.0	—	—	—	—	10.0
Stock-based compensation	—	27.6	(3.0)	—	—	0.3	24.9
Treasury stock acquired, common	—	—	—	—	(202.6)	—	(202.6)
Dividends to common stockholders	—	—	(156.1)	—	—	—	(156.1)
Distributions to noncontrolling interest	—	—	—	—	—	(1.0)	(1.0)
Contributions from noncontrolling interest	—	—	—	—	—	1.9	1.9
Adjustments to redemption amount of redeemable noncontrolling interest	—	0.7	—	—	—	0.1	0.8
Net income (1)	—	—	1,246.2	—	—	6.7	1,252.9
Other comprehensive loss (1)	—	—	—	(595.7)	—	(1.7)	(597.4)
Balances as of September 30, 2023	$4.9	$10,870.2	$17,717.0	$(6,840.9)	$(11,079.6)	$51.3	$10,722.9
(1)	Excludes amounts attributable to redeemable noncontrolling interest. See Note 15, Stockholders’ Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity - continued
(Unaudited)

				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders’
	stock	capital	earnings	loss	stock	interest	equity

	(in millions)
Balances as of January 1, 2022 (As recast)	$4.8	$10,495.0	$12,594.2	$(2,084.1)	$(8,925.8)	$56.4	$12,140.5
Common stock issued	0.1	101.9	—	—	—	—	102.0
Stock-based compensation	—	79.6	(8.6)	—	—	0.2	71.2
Treasury stock acquired, common	—	—	—	—	(1,410.7)	—	(1,410.7)
Accelerated share repurchase	—	(33.9)	—	—	—	—	(33.9)
Dividends to common stockholders	—	—	(486.1)	—	—	—	(486.1)
Distributions to noncontrolling interest	—	—	—	—	—	(68.4)	(68.4)
Contributions from noncontrolling interest	—	—	—	—	—	5.2	5.2
Purchase of subsidiary shares from noncontrolling interest (1)	—	(5.7)	—	—	—	(2.4)	(8.1)
Adjustments to redemption amount of redeemable noncontrolling interest	—	0.6	—	—	—	(0.5)	0.1
Adjustment for reinsurance	—	—	—	114.6	—	—	114.6
Net income (1)	—	—	4,773.1	—	—	53.6	4,826.7
Other comprehensive loss (1)	—	—	—	(5,411.7)	—	(2.0)	(5,413.7)
Balances as of September 30, 2022 (As recast)	$4.9	$10,637.5	$16,872.6	$(7,381.2)	$(10,336.5)	$42.1	$9,839.4

Balances as of January 1, 2023	$4.9	$10,740.4	$16,697.3	$(6,879.0)	$(10,586.9)	$41.1	$10,017.8
Common stock issued	—	43.4	—	—	—	—	43.4
Stock-based compensation	—	87.0	(8.7)	—	—	0.4	78.7
Treasury stock acquired, common	—	—	—	—	(492.7)	—	(492.7)
Dividends to common stockholders	—	—	(466.5)	—	—	—	(466.5)
Distributions to noncontrolling interest	—	—	—	—	—	(4.4)	(4.4)
Contributions from noncontrolling interest	—	—	—	—	—	5.8	5.8
Purchase of subsidiary shares from noncontrolling interest (1)	—	(1.2)	—	—	—	—	(1.2)
Adjustments to redemption amount of redeemable noncontrolling interest	—	0.6	—	—	—	0.1	0.7
Net income (1)	—	—	1,494.9	—	—	9.1	1,504.0
Other comprehensive income (1)	—	—	—	38.1	—	(0.8)	37.3
Balances as of September 30, 2023	$4.9	$10,870.2	$17,717.0	$(6,840.9)	$(11,079.6)	$51.3	$10,722.9
(1)	Excludes amounts attributable to redeemable noncontrolling interest. See Note 15, Stockholders’ Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended
	September 30,
	2023	2022

	(in millions)
Net cash provided by operating activities	$2,848.4	$2,009.7
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(8,430.3)	(15,369.6)
Sales	4,007.5	11,491.8
Maturities	3,874.4	5,223.5
Mortgage loans acquired or originated	(1,610.9)	(3,183.9)
Mortgage loans sold or repaid	1,681.5	2,248.3
Real estate acquired	(137.6)	(138.9)
Real estate sold	131.9	288.4
Net purchases of property and equipment	(74.1)	(86.3)
Net change in other investments	(574.3)	16.7
Net cash provided by (used in) investing activities	(1,131.9)	490.0

Financing activities
Issuance of common stock	43.4	102.0
Accelerated share repurchase	—	(33.9)
Acquisition of treasury stock	(489.7)	(1,410.7)
Payments for financing element derivatives	(31.7)	(38.9)
Purchase of subsidiary shares from noncontrolling interest	(2.8)	(9.2)
Dividends to common stockholders	(466.5)	(486.1)
Issuance of long-term debt	691.5	—
Principal repayments of long-term debt	(764.0)	(301.4)
Net repayments of short-term borrowings	(58.1)	(4.9)
Investment contract deposits	6,709.9	5,921.7
Investment contract withdrawals	(7,084.0)	(5,435.0)
Net increase (decrease) in banking operation deposits	(548.3)	1,104.7
Other	0.1	(0.4)
Net cash used in financing activities	(2,000.2)	(592.1)
Net increase (decrease) in cash and cash equivalents	(283.7)	1,907.6
Cash and cash equivalents at beginning of period	4,848.0	2,332.0
Cash and cash equivalents at end of period	$4,564.3	$4,239.6

Supplemental disclosure of non-cash activities:
Asset changes resulting from deconsolidation of residential whole loan securitizations:
Decrease in mortgage loans	$(294.5)	$—
Increase in fixed maturities, available-for-sale	227.4	—
Increase in fixed maturities, trading	8.4	—
Assets transferred in kind for settlement to reinsurer	—	(428.5)

See accompanying notes.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2023
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

Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ended December 31, 2023, especially when considering risks and uncertainties that may impact our business, results of operations, financial condition and liquidity. Our use of estimates and assumptions affect amounts reported and disclosed and includes, but is not limited to, the fair value of investments in the absence of quoted market values, investment impairments and valuation allowances, the fair value of derivatives, the fair value of market risk benefits (“MRBs”), funds withheld embedded derivative, deferred acquisition costs (“DAC”) and other actuarial balances, measurement of goodwill and intangible assets, the liability for future policy benefits and claims, the value of pension and other postretirement benefits and accounting for income taxes and the valuation of deferred tax assets. Our estimates and assumptions could change in the future. Our results of operations and financial condition may also be impacted by other uncertainties including evolving regulatory, legislative and standard-setter accounting interpretations and guidance.

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
September 30, 2023
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
September 30, 2023
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
September 30, 2023
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
September 30, 2023
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
September 30, 2023
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
September 30, 2023
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
September 30, 2023
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
September 30, 2023
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
September 30, 2023
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
September 30, 2023
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
September 30, 2023
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
September 30, 2023
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
September 30, 2023
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
September 30, 2023
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
September 30, 2023
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
September 30, 2023
(Unaudited)

The re-cohorting impacted the measurement of our cost of reinsurance and additional liability for certain benefit features. The pre-tax impacts to comprehensive income were as follows:

For the nine
months ended
September 30, 2022
(in millions)
Increase to income before taxes
Cost of reinsurance amortization (1)	$33.7
Change in additional liability for certain benefit features (1)	167.4
Total increase to income before income taxes	201.1

Increase to pre-tax other comprehensive income
Cost of reinsurance unrealized losses	(2.1)
Change in additional liability for certain benefit features unrealized gains	7.8
Total increase to pre-tax other comprehensive income	5.7

Total increase to pre-tax comprehensive income	$206.8
(1)	Reported in liability for future policy benefits remeasurement (gain) loss.

2. Variable Interest Entities

We have relationships with various types of entities which may be VIEs. Certain VIEs are consolidated in our financial results. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Consolidation” for further details of our consolidation accounting policies. We did not provide financial or other support to investees designated as VIEs for the periods ended September 30, 2023 and December 31, 2022.

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
September 30, 2023
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

Asset-Backed Limited Partnership

We invest in an ABS limited partnership. The limited partnership issues multiple notes and purchases consumer loans, auto loans, other loans and credit facilities. The limited partnership is considered a VIE due to insufficient equity to sustain itself. We concluded we are the primary beneficiary as we have purchased all of the notes and have the obligation to absorb losses and residual returns that could potentially be significant to the VIE.

Assets and Liabilities of Consolidated Variable Interest Entities

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	September 30, 2023		December 31, 2022
	Total	Total	Total	Total
	assets	liabilities	assets	liabilities

	(in millions)
Mandatory retirement savings funds (1)	$33,189.6	$32,847.0	$34,876.9	$34,528.3
Real estate (2)	844.0	52.6	689.6	42.2
Sponsored investment funds (3)	516.7	10.6	471.4	2.6
Residential mortgage loans (4)	1,082.9	23.1	1,182.6	41.8
Asset-backed limited partnership (5)	115.0	—	—	—
Total	$35,748.2	$32,933.3	$37,220.5	$34,614.9
(1)	The assets of the mandatory retirement savings funds primarily include separate account assets and equity securities. The liabilities primarily include separate account liabilities and contractholder funds.
(2)	The assets of the real estate VIEs primarily include real estate, other investments and cash. Liabilities primarily include other liabilities.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

(3)	The assets of sponsored investment funds are primarily fixed maturities and equity securities, certain of which are reported with other investments, and cash. The consolidated statements of financial position included a $237.1 million and $235.3 million redeemable noncontrolling interest for sponsored investment funds as of September 30, 2023 and December 31, 2022, respectively.
(4)	The assets of the residential mortgage loans VIEs primarily include residential mortgage loans. The liabilities primarily include other liabilities.
(5)	The assets of the asset-backed limited partnership VIE primarily include consumer loans, auto loans, other loans and credit facilities. These assets are reported with other investments and fixed maturities, trading on the consolidated statements of financial position. As of September 30, 2023, unfunded commitments to the VIE were $135.0 million. Unfunded commitments are not liabilities on our consolidated statements of financial position because we are only required to fund additional capital when called upon to do so by the investment manager.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to
	Asset carrying value	loss (1)

	(in millions)
September 30, 2023
Fixed maturities, available-for-sale:
Corporate	$260.7	$313.7
Residential mortgage-backed pass-through securities	2,683.7	2,978.7
Commercial mortgage-backed securities	4,659.6	5,438.8
Collateralized debt obligations (2)	5,133.8	5,232.7
Other debt obligations	7,219.5	8,684.2
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	10.1	10.1
Commercial mortgage-backed securities	53.3	53.3
Collateralized debt obligations (2)	3.0	3.0
Other debt obligations	138.6	138.6
Equity securities	108.0	108.0
Other investments:
Other limited partnership and fund interests (3)	1,838.6	3,215.5

December 31, 2022
Fixed maturities, available-for-sale:
Corporate	$111.8	$127.2
Residential mortgage-backed pass-through securities	2,228.7	2,420.6
Commercial mortgage-backed securities	4,864.6	5,572.2
Collateralized debt obligations (2)	4,566.4	4,820.0
Other debt obligations	6,507.6	7,566.2
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	5.4	5.4
Commercial mortgage-backed securities	83.4	83.4
Collateralized debt obligations (2)	5.7	5.7
Other debt obligations	80.0	80.0
Equity securities	99.8	99.8
Other investments:
Other limited partnership and fund interests (3)	1,473.5	2,434.9
(1)	Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale, plus any unfunded commitments and/or guarantees and similar provisions for collateralized debt obligations and other debt obligations. Our risk of loss is limited to our investment measured at fair value for our fixed maturities, trading and equity securities. Our risk of loss is limited to our carrying value plus any unfunded commitments and/or guarantees and similar provisions for our other investments. A carrying value of zero is used if distributions have been received in excess of our investment, resulting in a negative carrying value for the investment. Unfunded commitments are not liabilities on our consolidated statements of financial position because we are only required to fund additional equity when called upon to do so by the general partner or investment manager.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(3)	As of September 30, 2023 and December 31, 2022, the maximum exposure to loss for other limited partnership and fund interests includes $241.4 million and $144.3 million, respectively, of debt within certain of our managed international real estate funds that is fully secured by assets whose value exceeds the amount of the debt, but also includes recourse to the investment manager.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

Money Market Funds

We are the investment manager for certain money market mutual funds. These types of funds are exempt from assessment under any consolidation model due to a scope exception for money market funds registered under Rule 2a-7 of the Investment Company Act of 1940 or similar funds. As of both September 30, 2023 and December 31, 2022, money market mutual funds we manage held $4.2 billion in total assets. We have no contractual obligation to contribute to these funds; however, we provide support through the waiver of fees and through expense reimbursements. The amount of fees waived and expenses reimbursed was insignificant.

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
September 30, 2023
(Unaudited)

The amortized cost, gross unrealized gains and losses, allowance for credit loss and fair value of fixed maturities, available-for-sale were as follows:

		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit
	cost (1)	gains	losses	loss	Fair value

	(in millions)
September 30, 2023
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,772.3	$—	$313.5	$—	$1,458.8
Non-U.S. governments	552.8	12.9	87.3	—	478.4
States and political subdivisions	7,724.8	1.7	1,455.5	—	6,271.0
Corporate	38,898.2	200.6	5,422.5	6.4	33,669.9
Residential mortgage-backed pass-through securities	2,978.7	0.1	295.1	—	2,683.7
Commercial mortgage-backed securities	5,438.8	—	779.2	—	4,659.6
Collateralized debt obligations (2)	5,135.3	41.4	42.9	—	5,133.8
Other debt obligations	8,062.8	5.8	841.7	0.1	7,226.8
Total fixed maturities, available-for-sale	$70,563.7	$262.5	$9,237.7	$6.5	$61,582.0

		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit
	cost (1)	gains	losses	loss	Fair value

	(in millions)
December 31, 2022
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,990.9	$0.1	$251.2	$—	$1,739.8
Non-U.S. governments	611.2	20.9	64.8	—	567.3
States and political subdivisions	7,355.4	13.7	1,136.8	—	6,232.3
Corporate	40,370.4	461.0	4,640.5	7.7	36,183.2
Residential mortgage-backed pass-through securities	2,420.6	6.2	198.1	—	2,228.7
Commercial mortgage-backed securities	5,572.2	0.5	708.1	—	4,864.6
Collateralized debt obligations (2)	4,705.6	4.5	143.7	—	4,566.4
Other debt obligations	7,236.8	5.7	734.8	0.1	6,507.6
Total fixed maturities, available-for-sale	$70,263.1	$512.6	$7,878.0	$7.8	$62,889.9
(1)	Amortized cost excludes accrued interest receivable of $650.0 million and $578.0 million as of September 30, 2023 and December 31, 2022, respectively.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

The amortized cost and fair value of fixed maturities, available-for-sale as of September 30, 2023, by expected maturity, were as follows:

	Amortized cost	Fair value

	(in millions)
Due in one year or less	$1,282.4	$1,265.7
Due after one year through five years	9,308.1	8,904.5
Due after five years through ten years	10,066.3	9,016.4
Due after ten years	28,291.3	22,691.5
Subtotal	48,948.1	41,878.1
Mortgage-backed and other asset-backed securities	21,615.6	19,703.9
Total	$70,563.7	$61,582.0

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
September 30, 2023
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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$8.4	$20.0	$49.1	$26.0
Gross losses	(17.7)	(50.7)	(92.5)	(163.3)
Net credit recoveries (losses)	1.0	4.3	(19.8)	(5.8)
Hedging, net (1)	(1.7)	—	(2.3)	(0.7)
Fixed maturities, trading (2)	(6.4)	(12.3)	(11.6)	(21.8)
Equity securities (3)	29.6	(37.1)	32.3	(187.5)
Mortgage loans	(8.1)	(2.5)	(82.4)	(19.3)
Derivatives (1)	91.2	74.2	54.8	178.7
Other	83.0	(23.3)	112.9	(159.7)
Net realized capital gains (losses)	$179.3	$(27.4)	$40.5	$(353.4)
(1)	The change in fair value of fixed maturities, available-for-sale and the change in fair value of derivative hedging instruments in fair value hedging relationships are reported in net investment income with the earnings effect of fixed maturities, available-for-sale. Gains (losses) for fixed maturities, available-for-sale related to terminated cash flow hedges continue to be reflected in net realized capital gains (losses).
(2)	Unrealized gains (losses) on fixed maturities, trading still held at the reporting date were $(6.6) million and $(5.8) million for the three months ended September 30, 2023 and 2022, respectively, and $(13.0) million and $(12.0) million for the nine months ended September 30, 2023 and 2022, respectively. This excludes $(1.1) million and $(4.3) million for the three months ended September 30, 2023 and 2022, respectively, and $0.1 million and $(17.3) million for the nine months ended September 30, 2023 and 2022, respectively, of unrealized gains (losses) that were reported in market risk benefit remeasurement (gain) loss. In addition, this excludes $(4.9) million and $0.0 million for the three months ended September 30, 2023 and 2022, respectively, and $(6.7) million and $0.0 million for the nine months ended September 30, 2023 and 2022, respectively, that were reported in net realized capital gains (losses) on funds withheld assets.
(3)	Unrealized gains (losses) on equity securities still held at the reporting date were $33.0 million and $(37.1) million for the three months ended September 30, 2023 and 2022, respectively, and $40.6 million and $(184.0) million for the nine months ended September 30, 2023 and 2022, respectively. This excludes $(2.0) million and $(7.2) million for the three months ended September 30, 2023 and 2022, respectively, and $4.3 million and $(17.7) million for the nine months ended September 30, 2023 and 2022, respectively, of unrealized gains (losses) that were reported in net investment income. In addition, this excludes $0.0 million and $0.0 million for the three months ended September 30, 2023 and 2022, respectively, and $1.7 million and $0.0 million for the nine months ended September 30, 2023 and 2022, respectively, that were reported in net realized capital gains (losses) on funds withheld assets.

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $755.4 million and $2,989.7 million for the three months ended September 30, 2023 and 2022, and $3,852.5 million and $10,531.0 million for the nine months ended September 30, 2023 and 2022, respectively.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
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
September 30, 2023
(Unaudited)

A rollforward of the allowance for credit loss by major security type was as follows.

	For the three months ended September 30, 2023
					Residential
					mortgage-
					backed	Commercial	Collateralized
	U.S.		States and		pass-	mortgage-	debt	Other
	government	Non-U.S.	political		through	backed	obligations	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(1)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$8.4	$—	$—	$—	$0.1	$8.5
Additional increases (decreases) for credit losses on securities with an allowance recorded in the previous period	—	—	—	(1.5)	—	—	—	—	(1.5)
Foreign currency translation adjustment	—	—	—	(0.5)	—	—	—	—	(0.5)
Ending balance	$—	$—	$—	$6.4	$—	$—	$—	$0.1	$6.5
Accrued interest written off to net investment income	$—	$—	$—	$0.1	$—	$—	$—	$—	$0.1

	For the three months ended September 30, 2022
					Residential
					mortgage-
					backed	Commercial	Collateralized
	U.S.		States and		pass-	mortgage-	debt	Other
	government	Non-U.S.	political		through	backed	obligations	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(1)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$12.5	$—	$—	$—	$—	$12.5
Additions for credit losses not previously recorded	—	—	—	1.8	—	—	—	0.1	1.9
Reductions for securities sold during the period	—	—	—	(1.2)	—	—	—	—	(1.2)
Additional increases (decreases) for credit losses on securities with an allowance recorded in the previous period	—	—	—	(6.4)	—	0.2	—	—	(6.2)
Write-offs charged against allowance	—	—	—	—	—	(0.2)	—	—	(0.2)
Foreign currency translation adjustment	—	—	—	0.1	—	—	—	—	0.1
Ending balance	$—	$—	$—	$6.8	$—	$—	$—	$0.1	$6.9

	For the nine months ended September 30, 2023
					Residential
					mortgage-
					backed	Commercial	Collateralized
	U.S.		States and		pass-	mortgage-	debt	Other
	government	Non-U.S.	political		through	backed	obligations	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(1)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$7.7	$—	$—	$—	$0.1	$7.8
Additions for credit losses not previously recorded	—	—	—	6.2	—	—	—	—	6.2
Additional increases (decreases) for credit losses on securities with an allowance recorded in the previous period	—	—	—	(7.5)	—	—	—	—	(7.5)
Ending balance	$—	$—	$—	$6.4	$—	$—	$—	$0.1	$6.5
Accrued interest written off to net investment income	$—	$—	$—	$0.1	$—	$—	$—	$—	$0.1

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
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

Available-for-Sale Securities in Unrealized Loss Positions Without an Allowance for Credit Loss

For available-for-sale securities with unrealized losses for which an allowance for credit loss has not been recorded, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2023
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$391.1	$11.5	$1,052.8	$302.0	$1,443.9	$313.5
Non-U.S. governments	55.2	6.6	307.9	80.8	363.1	87.4
States and political subdivisions	1,258.4	106.6	4,756.6	1,348.9	6,015.0	1,455.5
Corporate	7,731.5	548.3	21,781.1	4,872.0	29,512.6	5,420.3
Residential mortgage-backed pass-through securities	1,427.7	63.7	1,236.4	231.4	2,664.1	295.1
Commercial mortgage-backed securities	438.7	13.9	4,156.5	762.7	4,595.2	776.6
Collateralized debt obligations (2)	258.4	2.6	2,530.2	41.5	2,788.6	44.1
Other debt obligations	2,265.5	65.7	4,410.6	775.7	6,676.1	841.4
Total fixed maturities, available-for-sale	$13,826.5	$818.9	$40,232.1	$8,415.0	$54,058.6	$9,233.9
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

Of the total amounts, Principal Life Insurance Company’s (“Principal Life”) consolidated portfolio represented $52,116.4 million in available-for-sale fixed maturities with gross unrealized losses of $8,988.5 million. Of the available-for-sale fixed maturities within Principal Life’s consolidated portfolio in a gross unrealized loss position, 95% were investment grade (rated AAA through BBB-) with an average price of 85 (carrying value/amortized cost) as of September 30, 2023. Gross unrealized losses in our fixed maturities portfolio increased during the nine months ended September 30, 2023, primarily due to an increase in interest rates, partially offset by a tightening of credit spreads.

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 2,321 securities with a carrying value of $12,608.0 million and unrealized losses of $737.2 million reflecting an average price of 94 as of September 30, 2023. Of this portfolio, 90% was investment grade (rated AAA through BBB-) as of September 30, 2023, with associated unrealized losses of $712.2 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 7,223 securities with a carrying value of $39,508.4 million and unrealized losses of $8,251.3 million as of September 30, 2023. The average credit rating of this portfolio was A with an average price of 83 as of September 30, 2023. Of the $8,251.3 million in unrealized losses, the corporate sector accounts for $4,735.6 million in unrealized losses with an average price of 82 and an average credit rating of BBB+. Furthermore, unrealized losses include $1,337.1 million within the states and political subdivision sector with an average price of 78 and an average credit rating of AA-; $757.4 million within the CMBS sector with an average price of 84 and an average credit rating of AA; and $612.3 million within the collateralized mortgage obligation security sector with an average price of 80 and an average credit rating of AAA. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, we did not record an allowance for credit loss on these securities as of September 30, 2023. Because it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be at maturity, we did not write down these investments to fair value.

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
September 30, 2023
(Unaudited)

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

	September 30, 2023	December 31, 2022

	(in millions)
Net unrealized losses on fixed maturities, available-for-sale (1)	$(9,086.6)	$(7,445.7)
Net unrealized gains on derivative instruments	25.2	50.7
Adjustments for assumed changes in amortization patterns	(5.1)	(1.7)
Adjustments for assumed changes in policyholder liabilities	1.4	0.5
Net unrealized gains on other investments and noncontrolling interest adjustments	22.4	7.9
Provision for deferred income tax benefits	1,930.1	1,570.1
Net unrealized losses on available-for-sale securities and derivative instruments	$(7,112.6)	$(5,818.2)
(1)	Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
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

Other Loans

Our other loans include consumer, auto and other loans (“other loans”) of a consolidated VIE for which the fair value option was elected. Other loans are generally subject to amortized cost accounting and a valuation allowance if the fair value option is not elected. Other loans are reported as a component of other investments in the consolidated statements of financial position.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

Credit Quality Information for Financing Receivables

The amortized cost of our financing receivables by credit risk and vintage was as follows:

	September 30, 2023
	2023	2022	2021	2020	2019	Prior	Total

	(in millions)
Commercial mortgage loans:
A- and above	$412.0	$1,152.7	$2,327.8	$1,748.2	$2,117.0	$5,839.4	$13,597.1
BBB+ thru BBB-	207.2	452.7	408.6	119.7	180.5	876.2	2,244.9
BB+ thru BB-	101.4	133.3	16.1	2.9	118.9	169.3	541.9
B+ and below	—	—	—	—	—	63.8	63.8
Total	$720.6	$1,738.7	$2,752.5	$1,870.8	$2,416.4	$6,948.7	$16,447.7

Direct financing leases:
A- and above	$1.1	$117.2	$12.0	$55.2	$1.3	$210.6	$397.4
BBB+ thru BBB-	2.6	22.8	20.0	45.5	6.4	74.1	171.4
BB+ thru BB-	40.6	—	15.2	7.7	—	1.6	65.1
Total	$44.3	$140.0	$47.2	$108.4	$7.7	$286.3	$633.9

Residential mortgage loans:
Performing	$464.9	$1,077.9	$1,361.0	$421.1	$122.0	$430.3	$3,877.2
Non-performing	0.4	3.6	4.6	3.1	2.1	5.7	19.5
Total	$465.3	$1,081.5	$1,365.6	$424.2	$124.1	$436.0	$3,896.7

Other loans:
Performing	$103.4	$—	$—	$—	$—	$—	$103.4
Total	$103.4	$—	$—	$—	$—	$—	$103.4

Reinsurance recoverable and deposit receivable							$20,221.8

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
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

The amortized cost of commercial mortgage loans, direct financing leases, residential mortgage loans and other loans excluded accrued interest receivable of $51.7 million, $0.0 million, $11.1 million and $1.3 million respectively, as of September 30, 2023, and $57.7 million, $0.0 million, $19.6 million and $0.0 million, respectively, as of December 31, 2022.

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
September 30, 2023
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

Other Loans Credit Risk Profile Based on Performance Status

Our other loans are monitored based on performance of the loans. Monitoring on other loans increases when the loan is delinquent or earlier if there is an indication of potential impairment.

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

The amortized cost of financing receivables on non-accrual status was as follows:

	September 30, 2023
			Amortized cost
	Beginning	Ending	of nonaccrual
	amortized cost	amortized cost	assets without
	on nonaccrual	on nonaccrual	a valuation
	status	status	allowance

	(in millions)
Commercial mortgage loans	$50.0	$63.7	$—
Residential mortgage loans	17.8	11.7	0.5
Total	$67.8	$75.4	$0.5

	December 31, 2022
			Amortized cost
	Beginning	Ending	of nonaccrual
	amortized cost	amortized cost	assets without
	on nonaccrual	on nonaccrual	a valuation
	status	status	allowance

	(in millions)
Commercial mortgage loans	$13.2	$50.0	$—
Residential mortgage loans	4.0	17.8	0.6
Total	$17.2	$67.8	$0.6

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

Interest income recognized on non-accrual financing receivables was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in millions)
Commercial mortgage loans	$0.7	$—	$0.7	$0.8
Total	$0.7	$—	$0.7	$0.8

The aging of our financing receivables, based on amortized cost, was as follows:

	September 30, 2023
							Amortized
							cost
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total (1)	accruing

	(in millions)
Commercial mortgage loans	$37.7	$1.7	$21.0	$60.4	$16,387.3	$16,447.7	$6.9
Direct financing leases	3.7	—	—	3.7	630.2	633.9	—
Residential mortgage loans	39.4	13.7	16.5	69.6	3,827.1	3,896.7	7.8
Other loans	—	—	—	—	103.4	103.4	—
Total	$80.8	$15.4	$37.5	$133.7	$20,948.0	$21,081.7	$14.7

	December 31, 2022
							Amortized
							cost
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total (1)	accruing

	(in millions)
Commercial mortgage loans	$45.9	$7.5	$14.4	$67.8	$16,662.5	$16,730.3	$—
Direct financing leases	6.6	6.2	1.6	14.4	650.6	665.0	1.6
Residential mortgage loans	73.1	15.4	16.2	104.7	3,878.3	3,983.0	6.4
Total	$125.6	$29.1	$32.2	$186.9	$21,191.4	$21,378.3	$8.0
(1)	As of both September 30, 2023 and December 31, 2022, no reinsurance recoverables or deposit receivables were considered past due.

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
September 30, 2023
(Unaudited)

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
September 30, 2023
(Unaudited)

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

A rollforward of our valuation allowance was as follows:

	For the three months ended September 30, 2023
		Direct
	Commercial	financing	Residential	Reinsurance	Other
	mortgage loans	leases	mortgage loans	recoverables	loans	Total

	(in millions)
Beginning balance	$101.5	$1.1	$6.8	$2.7	$—	$112.1
Provision	6.0	—	1.1	—	—	7.1
Charge-offs	—	—	(0.1)	—	—	(0.1)
Recoveries	—	—	0.4	—	—	0.4
Foreign currency translation adjustment	(0.2)	(0.1)	(0.1)	—	—	(0.4)
Ending balance	$107.3	$1.0	$8.1	$2.7	$—	$119.1

	For the three months ended September 30, 2022
		Direct
	Commercial	financing	Residential	Reinsurance	Other
	mortgage loans	leases	mortgage loans	recoverables	loans	Total

	(in millions)
Beginning balance	$63.6	$0.3	$1.7	$2.6	$—	$68.2
Provision	2.0	0.3	0.5	—	—	2.8
Recoveries	—	—	0.5	—	—	0.5
Foreign currency translation adjustment	(0.1)	—	(0.1)	—	—	(0.2)
Ending balance	$65.5	$0.6	$2.6	$2.6	$—	$71.3

	For the nine months ended September 30, 2023
		Direct
	Commercial	financing	Residential	Reinsurance	Other
	mortgage loans	leases	mortgage loans	recoverables	loans	Total

	(in millions)
Beginning balance	$77.9	$0.6	$5.6	$2.7	$—	$86.8
Provision	29.5	0.5	1.6	—	—	31.6
Charge-offs	—	—	(0.2)	—	—	(0.2)
Recoveries	—	—	1.1	—	—	1.1
Foreign currency translation adjustment	(0.1)	(0.1)	—	—	—	(0.2)
Ending balance	$107.3	$1.0	$8.1	$2.7	$—	$119.1

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

	For the nine months ended September 30, 2022
		Direct
	Commercial	financing	Residential	Reinsurance	Other
	mortgage loans	leases	mortgage loans	recoverables	loans	Total

	(in millions)
Beginning balance	$43.9	$0.4	$2.0	$2.7	$—	$49.0
Provision	21.9	0.2	(1.1)	(0.1)	—	20.9
Charge-offs	—	—	(0.1)	—	—	(0.1)
Recoveries	—	—	1.9	—	—	1.9
Foreign currency translation adjustment	(0.3)	—	(0.1)	—	—	(0.4)
Ending balance	$65.5	$0.6	$2.6	$2.6	$—	$71.3

Mortgage Loans

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. Mortgage loans purchased and sold were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in millions)
Commercial mortgage loans:
Purchased	$0.5	$98.2	$108.4	$144.4
Sold	—	0.1	—	0.1
Residential mortgage loans:
Purchased (1)	74.6	476.1	497.0	1,657.5
Sold	4.1	4.8	25.4	490.8
(1)	Includes mortgage loans purchased by residential mortgage loan VIEs in 2022.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	September 30, 2023		December 31, 2022
	Amortized	Percent	Amortized	Percent
	cost	of total	cost	of total

	($ in millions)
Geographic distribution
New England	$377.8	2.3%	$512.1	3.1%
Middle Atlantic	4,446.5	26.9	4,505.6	26.9
East North Central	586.7	3.6	652.5	3.9
West North Central	330.7	2.0	370.9	2.2
South Atlantic	2,640.8	16.1	2,558.3	15.3
East South Central	432.2	2.6	339.8	2.0
West South Central	1,259.5	7.7	1,204.9	7.2
Mountain	858.5	5.2	938.7	5.6
Pacific	4,997.4	30.5	5,115.3	30.6
International	517.6	3.1	532.2	3.2
Total	$16,447.7	100.0%	$16,730.3	100.0%

Property type distribution
Office	$3,676.3	22.3%	$4,322.0	25.9%
Retail	1,503.4	9.1	1,499.4	9.0
Industrial	3,507.4	21.3	3,235.9	19.3
Apartments	6,925.7	42.2	6,827.1	40.8
Hotel	69.5	0.4	72.5	0.4
Mixed use/other	765.4	4.7	773.4	4.6
Total	$16,447.7	100.0%	$16,730.3	100.0%

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

We did not have any significant mortgage loans that were modified for the three and nine months ended September 30, 2023.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
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

The following table includes information about outstanding loans that were modified and met the criteria of a TDR during the periods indicated.

	For the nine months ended
	September 30, 2022
	Number of	Recorded
	contracts	investment
		(in millions)
Commercial mortgage loans	1	$34.9
Total	1	$34.9

Securities Posted as Collateral

As of September 30, 2023 and December 31, 2022, we posted $6,753.7 million and $6,411.0 million, respectively, in commercial mortgage loans and residential first lien mortgages to satisfy collateral requirements associated with our obligation under funding agreements with Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, as of September 30, 2023 and December 31, 2022, we posted $4,355.3 million and $3,569.7 million, respectively, in fixed maturities, available-for-sale and trading securities to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant (“FCM”) agreements, a lending arrangement and our obligation under funding agreements with FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as mortgage loans, fixed maturities, available-for-sale and fixed maturities, trading, respectively, on our consolidated statements of financial position. Of the securities posted as collateral, as of September 30, 2023 and December 31, 2022, $769.2 million and $503.8 million, respectively, could be sold or repledged by the secured party.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

Balance Sheet Offsetting

Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	assets (1)	instruments (2)	received	Net amount

	(in millions)
September 30, 2023
Derivative assets	$279.1	$(150.0)	$(116.4)	$12.7
Reverse repurchase agreements	166.6	—	(166.6)	—
Total	$445.7	$(150.0)	$(283.0)	$12.7
December 31, 2022
Derivative assets	$321.0	$(135.7)	$(151.9)	$33.4
Reverse repurchase agreements	124.4	—	(124.4)	—
Total	$445.4	$(135.7)	$(276.3)	$33.4
(1)	The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents, respectively, on the consolidated statements of financial position. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	liabilities (1)	instruments (2)	pledged	Net amount

	(in millions)
September 30, 2023
Derivative liabilities	$674.6	$(150.0)	$(520.7)	$3.9
December 31, 2022
Derivative liabilities	$634.2	$(135.7)	$(485.1)	$13.4
(1)	The gross amount of recognized derivative liabilities is reported with other liabilities on the consolidated statements of financial position. The above excludes derivative liabilities, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amounts of derivative liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative assets that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative liabilities for presentation on the consolidated statements of financial position.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

Repurchase and reverse repurchase agreements include provisions to setoff other repurchase and reverse repurchase balances with the same counterparty. Repurchase and reverse repurchase agreements also include collateral provisions with the counterparties. For reverse repurchase agreements we require the counterparties to pledge collateral with a value greater than the amount of cash transferred. We have the right but do not sell or repledge collateral received in reverse repurchase agreements. Repurchase agreements are structured as secured borrowings for all counterparties. We pledge fixed maturities available-for-sale, which the counterparties have the right to sell or repledge. Interest incurred on repurchase agreements is reported as part of operating expenses on the consolidated statements of operations. Net proceeds related to repurchase agreements are reported as a component of financing activities on the consolidated statements of cash flows. We did not have any outstanding repurchase agreements as of September 30, 2023 and December 31, 2022.

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
September 30, 2023
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
September 30, 2023
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

We posted $756.9 million and $750.9 million in cash and securities under collateral arrangements as of September 30, 2023 and December 31, 2022, respectively, to satisfy collateral and initial margin requirements associated with our derivative credit support agreements and FCM agreements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of September 30, 2023 and December 31, 2022, was $654.0 million and $632.6 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral provisions, we posted collateral and initial margin of $756.9 million and $750.9 million as of September 30, 2023 and December 31, 2022, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2023, we would be required to post an additional $75.7 million of collateral to our counterparties.

As of September 30, 2023 and December 31, 2022, we had received $129.1 million and $148.8 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
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

	September 30, 2023	December 31, 2022

	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$55,478.2	$52,249.9
Interest rate options	3,016.9	4,418.9
Interest rate forwards	2,172.6	2,527.5
Interest rate futures	1,707.2	877.5
Foreign exchange contracts:
Currency swaps	1,757.3	1,634.7
Currency forwards	1,016.7	1,123.1
Equity contracts:
Equity options	2,254.8	2,049.3
Equity futures	573.8	574.1
Credit contracts:
Credit default swaps	305.0	400.0
Other contracts:
Embedded derivatives	22,776.8	23,209.3
Total notional amounts at end of period	$91,059.3	$89,064.3

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$38.3	$64.2
Interest rate options	34.2	41.7
Interest rate forwards	—	0.1
Foreign exchange contracts:
Currency swaps	146.0	171.1
Currency forwards	20.1	34.0
Equity contracts:
Equity options	45.4	16.5
Credit contracts:
Credit default swaps	4.0	3.6
Total gross credit exposure	288.0	331.2
Less: collateral received	165.1	191.9
Net credit exposure	$122.9	$139.3

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022

	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$12.5	$20.0	$104.3	$105.1
Foreign exchange contracts	120.5	134.6	15.4	19.7
Total derivatives designated as hedging instruments	$133.0	$154.6	$119.7	$124.8

Derivatives not designated as hedging instruments
Interest rate contracts	$55.0	$81.1	$471.1	$439.9
Foreign exchange contracts	41.8	65.9	18.3	21.9
Equity contracts	45.4	16.5	64.7	45.6
Credit contracts	3.9	3.5	1.3	2.0
Other contracts	—	—	(3,966.9)	(3,606.4)
Total derivatives not designated as hedging instruments	146.1	167.0	(3,411.5)	(3,097.0)

Total derivative instruments	$279.1	$321.6	$(3,291.8)	$(2,972.2)
(1)	The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.
(2)	The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivatives with a net liability fair value of $78.8 million and $46.4 million as of September 30, 2023 and December 31, 2022, respectively, are reported with contractholder funds on the consolidated statements of financial position. Embedded derivatives with a net (asset) liability fair value of $(4,045.7) million and $(3,652.8) million as of September 30, 2023 and December 31, 2022, respectively, are reported with funds withheld payable on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also may have purchased credit protection with identical underlyings to certain of our sold protection transactions. As of September 30, 2023 and December 31, 2022, we did not purchase credit protection relating to our sold protection transactions. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

The following tables show our credit default swap protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	September 30, 2023
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)

	(in millions)
Single name credit default swaps
Corporate debt
A	$40.0	$0.3	$40.0	1.7
BBB	140.0	2.9	140.0	3.3
BB	20.0	—	20.0	3.7
Sovereign
A	20.0	0.3	20.0	1.7
Total credit default swap protection sold	$220.0	$3.5	$220.0	2.9

	December 31, 2022
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)

	(in millions)
Single name credit default swaps
Corporate debt
A	$40.0	$0.4	$40.0	2.5
BBB	190.0	2.2	190.0	3.1
BB	20.0	(0.2)	20.0	4.5
Sovereign
A	20.0	0.2	20.0	2.5
Total credit default swap protection sold	$270.0	$2.6	$270.0	3.1

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
September 30, 2023
(Unaudited)

The following amounts were recorded on the consolidated statements of financial position related to cumulative basis adjustments for fair value hedges. The amortized cost includes the amortized cost basis and the fair value hedging basis adjustment.

			Cumulative amount of fair
			value hedging basis adjustment
Line item in the consolidated statements			increase/(decrease) included in the
of financial position in which the	Carrying amount of hedged item		carrying amount of the hedged item
hedged item is included	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022

	(in millions)
Fixed maturities, available-for-sale (1):
Active hedging relationships	$3,400.3	$3,498.6	$(150.7)	$(153.4)
Discontinued hedging relationships	67.8	48.8	0.3	1.3
Total fixed maturities, available-for-sale in active or discontinued hedging relationships	$3,468.1	$3,547.4	$(150.4)	$(152.1)

Investment contracts:
Active hedging relationships	$294.8	$—	$(9.4)	$—
Total investment contracts in active or discontinued hedging relationships	$294.8	$—	$(9.4)	$—
(1)	These amounts include the amortized cost basis of closed portfolios used to designate portfolio layer hedging relationships in which the hedged layer amount is expected to remain at the end of the hedging relationship. As of September 30, 2023 and December 31, 2022, the amortized cost basis of the closed portfolios used in these hedging relationships was $3,177.4 million and $3,256.9 million, respectively, the cumulative basis adjustments associated with these hedging relationships was $(109.0) million and $(102.4) million, respectively, and the amount of the designated hedged items were $1,210.0 million and $1,110.0 million, respectively.

Derivative instruments’ gains (losses) excluded from the assessment of hedge effectiveness were $(0.2) million and $0.0 million for the three months ended September 30, 2023 and 2022, respectively, and $(1.0) million and $0.0 million for the nine months ended September 30, 2023 and 2022, respectively.

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
September 30, 2023
(Unaudited)

The net interest effect of interest rate swap and currency swap transactions for derivatives in cash flow hedges is recorded as an adjustment to income or expense of the underlying hedged item in our consolidated statements of operations.

The maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 3.4 years. As of September 30, 2023, we had $1.8 million of net losses reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from AOCI into net income.

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of financial position.

		Amount of gain (loss) recognized in AOCI on derivatives
		For the three months ended		For the nine months ended
Derivatives in cash		September 30,		September 30,
flow hedging relationships	Related hedged item	2023	2022	2023	2022

		(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$(20.3)	$(17.5)	$(1.8)	$(117.2)
Interest rate contracts	Investment contracts	(3.1)	4.9	(7.7)	16.9
Foreign exchange contracts	Fixed maturities, available-for-sale	6.4	117.4	(10.4)	183.9
Total		$(17.0)	$104.8	$(19.9)	$83.6

We expect to reclassify net gains of $24.4 million from AOCI into net income in the next 12 months, which includes both net deferred gains on discontinued hedges and net gains on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations

The following tables show the effect of derivatives in fair value and cash flow hedging relationships and the related hedged items on the consolidated statements of operations.

	For the three months ended September 30, 2023
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	(losses) related to	expenses
	of fixed	hedges of fixed	related to
	maturities,	maturities,	hedges of
	available-	available-	investment
	for-sale	for-sale	contracts

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$989.2	$179.3	$1,710.6

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Loss recognized on hedged item	$(12.4)	$—	$(6.8)
Gain recognized on derivatives	12.7	—	6.0
Amortization of hedged item basis adjustments	(0.1)	—	—
Amounts related to periodic settlements on derivatives	16.5	—	(1.2)

Foreign exchange contracts:
Loss recognized on hedged item	—	(1.4)	—
Gain recognized on derivatives	—	1.3	—
Amounts related to periodic settlements on derivatives	—	0.2	—
Total gain (loss) recognized for fair value hedging relationships	$16.7	$0.1	$(2.0)

Gains on cash flow hedging relationships:
Interest rate contracts:
Gain reclassified from AOCI on derivatives	$1.0	$—	$—
Amounts related to periodic settlements on derivatives	—	—	3.7

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	0.3	—
Amounts related to periodic settlements on derivatives	5.4	—	—
Total gain recognized for cash flow hedging relationships	$6.4	$0.3	$3.7

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

	For the three months ended September 30, 2022
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	(losses) related to	expenses
	of fixed	hedges of fixed	related to
	maturities,	maturities,	hedges of
	available-	available-	investment
	for-sale	for-sale	contracts

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$911.7	$(27.4)	$1,801.6

Gains on fair value hedging relationships:
Interest rate contracts:
Loss recognized on hedged item	$(58.2)	$—	$—
Gain recognized on derivatives	57.7	—	—
Amortization of hedged item basis adjustments	(0.3)	—	—
Amounts related to periodic settlements on derivatives	2.9	—	—
Total gain recognized for fair value hedging relationships	$2.1	$—	$—

Gains on cash flow hedging relationships:
Interest rate contracts:
Gain reclassified from AOCI on derivatives	$1.7	$—	$—
Gain reclassified from AOCI as a result that a forecasted transaction is no longer probable of occurring	—	2.7	—
Amounts related to periodic settlements on derivatives	—	—	1.3

Foreign exchange contracts:
Amounts related to periodic settlements on derivatives	3.7	—	—
Total gain recognized for cash flow hedging relationships	$5.4	$2.7	$1.3

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

	For the nine months ended September 30, 2023
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	(losses) related to	expenses
	of fixed	hedges of fixed	related to
	maturities,	maturities,	hedges of
	available-	available-	investment
	for-sale	for-sale	contracts

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$2,964.0	$40.5	$5,318.6

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Loss recognized on hedged item	$(8.9)	$—	$(9.4)
Gain recognized on derivatives	10.7	—	8.5
Amortization of hedged item basis adjustments	(0.2)	—	—
Amounts related to periodic settlements on derivatives	44.0	—	(1.3)

Foreign exchange contracts:
Loss recognized on hedged item	—	(0.8)	—
Gain recognized on derivatives	—	0.7	—
Amounts related to periodic settlements on derivatives	—	0.2	—
Total gain (loss) recognized for fair value hedging relationships	$45.6	$0.1	$(2.2)

Gains on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$3.1	$—	$(0.1)
Gain reclassified from AOCI as a result that a forecasted transaction is no longer probable of occurring	—	1.7	—
Amounts related to periodic settlements on derivatives	—	—	10.3

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	1.5	—
Amounts related to periodic settlements on derivatives	16.0	—	—
Total gain recognized for cash flow hedging relationships	$19.1	$3.2	$10.2

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

	For the nine months ended September 30, 2022
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	(losses) related to	expenses
	of fixed	hedges of fixed	related to
	maturities,	maturities,	hedges of
	available-	available-	investment
	for-sale	for-sale	contracts

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$2,857.1	$(353.4)	$4,735.5

Losses on fair value hedging relationships:
Interest rate contracts:
Loss recognized on hedged item	$(164.6)	$—	$—
Gain recognized on derivatives	160.7	—	—
Amortization of hedged item basis adjustments	(1.0)	—	—
Amounts related to periodic settlements on derivatives	(4.0)	—	—
Total loss recognized for fair value hedging relationships	$(8.9)	$—	$—

Gains on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$7.7	$—	$(0.1)
Gain reclassified from AOCI as a result that a forecasted transaction is no longer probable of occurring	—	13.5	—
Amounts related to periodic settlements on derivatives	—	—	1.3

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	0.7	—
Amounts related to periodic settlements on derivatives	9.4	—	—
Total gain recognized for cash flow hedging relationships	$17.1	$14.2	$1.2

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
September 30, 2023
(Unaudited)

The following tables show the effect of foreign exchange contracts used to hedge a portion of our net investment in certain sponsored investment funds on the consolidated financial statements.

			Amount of loss
	Amount of gain recognized		reclassified from AOCI into
	in AOCI on derivatives		net realized capital gains (losses)
	for the three months ended		for the three months ended
	September 30,		September 30,
Derivatives in net investment hedging relationships	2023	2022	2023	2022

	(in millions)
Foreign exchange contracts	$0.9	$2.0	$—	$—
Total	$0.9	$2.0	$—	$—

			Amount of loss
	Amount of gain recognized		reclassified from AOCI into
	in AOCI on derivatives		net realized capital gains (losses)
	for the nine months ended		for the nine months ended
	September 30,		September 30,
Derivatives in net investment hedging relationships	2023	2022	2023	2022

	(in millions)
Foreign exchange contracts	$0.1	$3.6	$—	$—
Total	$0.1	$3.6	$—	$—

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

	Amount of gain (loss) recognized in		Amount of gain (loss) recognized in
	net income on derivatives for the		net income on derivatives for the
	three months ended September 30,		nine months ended September 30,
Derivatives not designated as hedging instruments	2023	2022	2023	2022

	(in millions)
Interest rate contracts	$73.2	$(0.4)	$29.0	$(282.3)
Foreign exchange contracts	(66.1)	(14.4)	(50.2)	10.0
Equity contracts	19.3	16.9	(102.3)	99.1
Credit contracts	0.8	0.7	2.6	(2.9)
Other contracts (1)	916.5	1,240.2	360.5	4,342.0
Total	$943.7	$1,243.0	$239.6	$4,165.9
(1)	Includes the change in fair value of the funds withheld embedded derivative.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
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

DAC amortization expense of $97.5 million and $97.1 million for the three months ended September 30, 2023 and 2022, and $292.8 million and $289.5 million for the nine months ended September 30, 2023 and 2022, respectively, related to our long-duration and short-duration contracts was recorded in operating expenses on the consolidated statements of operations.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

The following tables summarize disaggregated DAC amounts and reconcile the totals to those reported in the consolidated statements of financial position.

	September 30, 2023	December 31, 2022

	(in millions)
Retirement and Income Solutions:
Workplace savings and retirement solutions	$504.1	$498.0
Individual variable annuities	277.7	278.0
Pension risk transfer	13.8	8.1
Individual fixed deferred annuities	112.2	131.0
Investment only	12.7	14.9
Total Retirement and Income Solutions	920.5	930.0
Benefits and Protection:
Specialty Benefits:
Individual disability	658.0	626.1
Life Insurance:
Universal life	1,549.3	1,569.7
Term life	692.1	685.7
Participating life	86.6	93.0
Total Benefits and Protection	2,986.0	2,974.5
Short-duration contracts	34.2	34.7
Other balances (1)	7.7	8.8
Total DAC per consolidated statements of financial position	$3,948.4	$3,948.0
(1)	Includes insignificant balances for long-duration contracts.

Retirement and Income Solutions

The balances and changes in DAC were as follows:

	Workplace			Individual
	savings and	Individual	Pension	fixed
	retirement	variable	risk	deferred	Investment
	solutions	annuities	transfer	annuities	only

	(in millions)
Balances as of January 1, 2022	$489.0	$281.2	$2.7	$162.2	$18.1
Costs deferred	48.3	22.5	5.6	—	1.4
Amortized to expense	(39.3)	(25.7)	(0.2)	(31.2)	(4.6)
Balances as of December 31, 2022	498.0	278.0	8.1	131.0	14.9
Costs deferred	35.7	19.1	6.1	—	1.4
Amortized to expense	(29.6)	(19.4)	(0.4)	(18.8)	(3.6)
Balances as of September 30, 2023	$504.1	$277.7	$13.8	$112.2	$12.7

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

Benefits and Protection

The balances and changes in DAC were as follows:

	Specialty Benefits	Life Insurance
	Individual
	disability	Universal life	Term life	Participating life

	(in millions)
Balances as of January 1, 2022	$580.7	$1,596.2	$678.9	$102.3
Costs deferred	87.6	70.6	66.7	1.4
Amortized to expense	(42.2)	(97.1)	(59.9)	(10.7)
Balances as of December 31, 2022	626.1	1,569.7	685.7	93.0
Costs deferred	65.4	51.4	52.5	1.0
Amortized to expense	(33.5)	(71.8)	(46.1)	(7.4)
Balances as of September 30, 2023	$658.0	$1,549.3	$692.1	$86.6

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

	September 30, 2023	December 31, 2022

	(in millions)
Benefits and Protection - Life Insurance:
Universal life	$479.7	$459.0
Other balances (1)	7.2	8.4
Total unearned revenue liability	$486.9	$467.4
(1)	Includes insignificant balances for long-duration contracts.

Benefits and Protection

The balances and changes in the unearned revenue liability for Life Insurance – Universal life contracts were as follows:

	For the nine months ended	For the year ended
	September 30, 2023	December 31, 2022

	(in millions)
Balance at beginning of period	$459.0	$425.3
Deferrals	42.9	61.8
Revenue recognized	(22.2)	(28.1)
Balance at end of period	479.7	459.0
Reinsurance impact	(226.0)	(227.9)
Balance at end of period after reinsurance	$253.7	$231.1

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
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

As of September 30, 2023 and December 31, 2022, the separate accounts included a separate account valued at $82.4 million and $101.4 million, respectively, which primarily included shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

Separate Account Assets

The aggregate fair value of assets, by major investment category, supporting separate accounts were as follows:

	September 30, 2023	December 31, 2022

	(in millions)
Fixed maturities:
U.S. government and agencies	$8,156.2	$7,339.6
Non-U.S. governments	7,618.1	8,424.3
States and political subdivisions	198.5	211.7
Corporate	12,808.7	14,429.7
Residential mortgage-backed pass-through securities	3,776.9	3,894.5
Commercial mortgage-backed securities	213.1	206.2
Other debt obligations	485.6	299.5
Total fixed maturities	33,257.1	34,805.5
Equity securities	108,349.0	105,053.3
Real estate	497.0	610.6
Other investments	8,688.9	10,278.6
Cash and cash equivalents	3,757.2	3,583.8
Other assets	929.0	1,043.3
Total separate account assets per consolidated statements of financial position	$155,478.2	$155,375.1

Separate Account Liabilities

The following tables summarize disaggregated separate account liability amounts and reconcile the totals to separate account liabilities reported in the consolidated statements of financial position.

	September 30, 2023	December 31, 2022

	(in millions)
Retirement and Income Solutions:
Group retirement contracts	$108,677.4	$107,240.1
Individual variable annuities	8,574.3	8,659.0
Total Retirement and Income Solutions	117,251.7	115,899.1
Principal Asset Management — Principal International:
Latin America:
Pension	31,680.8	33,316.7
Asia:
Guaranteed pension	892.1	915.0
Total Principal Asset Management — Principal International	32,572.9	34,231.7
Benefits and Protection - Life Insurance:
Universal life	5,416.3	5,011.0
Other balances (1)	237.3	233.3
Total separate account liabilities per consolidated statements of financial position	$155,478.2	$155,375.1
(1)	Includes insignificant balances for long-duration contracts.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

Retirement and Income Solutions

The balances and the changes in separate account liabilities were as follows:

	For the nine months ended		For the year ended
	September 30, 2023		December 31, 2022
	Group	Individual	Group	Individual
	retirement	variable	retirement	variable
	contracts	annuities	contracts	annuities

	(in millions)
Balance at beginning of period	$107,240.1	$8,659.0	$131,188.6	$11,000.0
Premiums and deposits (1)	8,623.2	259.0	14,859.3	354.1
Policy charges	(253.0)	(154.0)	(383.7)	(211.1)
Surrenders, withdrawals and benefit payments (1)	(10,148.7)	(720.5)	(14,479.4)	(790.1)
Investment performance	5,403.7	481.9	(20,641.3)	(1,723.3)
Net transfers (to) from general account (1)	(2,057.8)	27.4	(2,571.7)	29.4
Other (2)	(130.1)	21.5	(731.7)	—
Balance at end of period	$108,677.4	$8,574.3	$107,240.1	$8,659.0

Cash surrender value (3)	$107,646.9	$8,458.8	$106,125.7	$8,538.7
(1)	Within the policyholder account balances rollforwards in Note 7, Contractholder Funds, amounts in these lines for Individual variable annuities and Workplace savings and retirement solutions included in Group retirement contracts are reflected in net transfers from (to) separate account.
(2)	Includes amounts to be settled between the separate account and general account due to the timing of trade settlements as of the reporting date.
(3)	Cash surrender value represents the amount of the contractholders’ account balances distributable at the end of the reporting period less surrender charges.

Principal Asset Management – Principal International

The balances and the changes in separate account liabilities were as follows:

	For the nine months ended		For the year ended
	September 30, 2023		December 31, 2022
	Latin America	Asia	Latin America	Asia
		Guaranteed		Guaranteed
	Pension	pension	Pension	pension

	(in millions)
Balance at beginning of period	$33,316.7	$915.0	$33,030.6	$971.3
Premiums and deposits	2,786.4	166.8	3,620.4	276.2
Policy charges	(13.7)	(14.7)	(18.2)	(19.8)
Surrenders, withdrawals and benefit payments	(3,215.3)	(201.0)	(3,984.6)	(247.0)
Investment performance	396.7	29.3	498.8	(64.0)
Other	2.7	(0.2)	(0.8)	(0.4)
Foreign currency translation adjustment	(1,592.7)	(3.1)	170.5	(1.3)
Balance at end of period	$31,680.8	$892.1	$33,316.7	$915.0

Cash surrender value	$31,680.8	$892.1	$33,316.7	$915.0

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

Benefits and Protection

The balances and the changes in separate account liabilities for Life Insurance – Universal life were as follows:

	For the nine months ended	For the year ended
	September 30, 2023	December 31, 2022

	(in millions)
Balance at beginning of period	$5,011.0	$5,886.1
Premiums and deposits (1)	404.9	514.7
Policy charges	(96.5)	(122.1)
Surrenders, withdrawals and benefit payments (1)	(271.2)	(208.6)
Investment performance	361.1	(1,054.5)
Net transfers (to) from general account (1)	7.0	(4.6)
Balance at end of period	$5,416.3	$5,011.0

Cash surrender value (2)	$5,474.4	$5,055.8
(1)	Within the policyholder account balances rollforwards in Note 7, Contractholder Funds, amounts in these lines are reflected in net transfers from (to) separate account.
(2)	Cash surrender value represents the amount of the contractholders’ account balances distributable at the end of the reporting period less surrender charges. Certain products include surrender value enhancement riders that result in cash surrender values greater than account balances.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

7. Contractholder Funds

Contractholder funds include policyholder account balances related to contracts with significant insurance risk and investment contracts.

The following tables summarize disaggregated policyholder account balance amounts and reconcile the totals to contractholder funds reported in the consolidated statements of financial position.

	September 30, 2023	December 31, 2022

	(in millions)
Retirement and Income Solutions:
Workplace savings and retirement solutions	$12,571.2	$12,154.7
Individual variable annuities	436.6	381.4
Individual fixed deferred annuities	5,949.3	7,228.3
Total Retirement and Income Solutions	18,957.1	19,764.4
Benefits and Protection – Life Insurance:
Universal life	6,888.1	6,947.9
Corporate:
Inter-segment eliminations	(356.4)	(362.7)
Total policyholder account balances for contracts with significant insurance risk or investment contracts with significant fee revenue	25,488.8	26,349.6

Reconciling items:
Investment contracts without significant fee revenue (1)	16,453.4	16,104.0
Embedded derivatives (2)	78.8	46.4
Other balances (3)	282.9	325.3
Total contractholder funds per consolidated statements of financial position	$42,303.9	$42,825.3
(1)	Includes GICs, funding agreements, individual fixed income annuities and guaranteed pension contracts. These contracts are not included within the disaggregated rollforward or guaranteed minimum interest rate (“GMIR”) disclosures below.
(2)	Refer to Note 16, Fair Value Measurements, for details on the changes in Level 3 fair value measurements of embedded derivatives.
(3)	Includes insignificant balances for long-duration contracts and amounts that are not accrued to the benefit of the contractholder and, therefore, are not included within the disaggregated rollforward or GMIR disclosures below.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

Retirement and Income Solutions

The changes in policyholder account balances were as follows:

	For the nine months ended September 30, 2023			For the year ended December 31, 2022
	Workplace			Workplace
	savings and	Individual	Individual	savings and	Individual	Individual
	retirement	variable	fixed deferred	retirement	variable	fixed deferred
	solutions	annuities	annuities (1)	solutions	annuities	annuities (1)

	($ in millions)
Balance at beginning of period	$12,154.7	$381.4	$7,228.3	$10,996.2	$380.9	$9,646.3
Premiums and deposits	3,308.2	405.2	28.9	3,719.5	426.5	35.9
Policy charges	(23.0)	—	—	(28.5)	—	—
Surrenders, withdrawals and benefit payments	(3,451.0)	(791.6)	(1,431.5)	(2,866.7)	(843.2)	(2,655.6)
Net transfers from (to) separate account (2)	403.5	434.1	—	164.6	406.6	—
Interest credited	203.6	7.5	123.6	194.3	10.6	201.7
Other	(24.8)	—	—	(24.7)	—	—
Balance at end of period	$12,571.2	$436.6	$5,949.3	$12,154.7	$381.4	$7,228.3

Weighted-average crediting rate (3)	2.40%	2.82%	2.78%	1.94%	2.79%	2.63%
Cash surrender value (4)	$10,871.5	$334.5	$5,836.2	$10,341.7	$378.6	$7,081.4
(1)	We use the deposit method of accounting for the reinsurance of this exited business.
(2)	Within the separate account liabilities rollforwards in Note 6, Separate Account Balances, these transfers for Individual variable annuities and Workplace savings and retirement solutions included in Group retirement contracts are reflected in premiums and deposits; surrenders, withdrawals and benefit payments; and net transfers (to) from general account.
(3)	The weighted-average crediting rate is the crediting rate as of the end of each reporting period weighted by account value.
(4)	Cash surrender value represents the amount of the contractholders’ account balances distributable at the end of the reporting period less surrender charges.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

Benefits and Protection

The changes in policyholder account balances for Life Insurance – Universal life were as follows:

	For the nine months ended	For the year ended
	September 30, 2023	December 31, 2022

	($ in millions)
Balance at beginning of period	$6,947.9	$6,962.5
Premiums and deposits	942.4	1,267.2
Policy charges	(640.8)	(837.8)
Surrenders, withdrawals and benefit payments	(396.8)	(390.0)
Net transfers from (to) separate account (1)	(140.7)	(301.5)
Interest credited	176.3	247.5
Other	(0.2)	—
Balance at end of period	6,888.1	6,947.9
Reinsurance impact	(3,427.6)	(3,528.9)
Balance at end of period after reinsurance	$3,460.5	$3,419.0

Weighted-average crediting rate (2)	3.75%	3.35%
Net amount at risk (3)	$86,494.3	$86,547.9
Cash surrender value (4)	$5,904.0	$5,911.5
(1)	Within the separate account liabilities rollforwards in Note 6, Separate Account Balances, these transfers are reflected in premiums and deposits; surrenders, withdrawals and benefit payments; and net transfers (to) from general account.
(2)	The weighted-average crediting rate is the crediting rate as of the end of each reporting period weighted by account value, including indexed credits.
(3)	For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the death benefit in excess of the current account balance or the fixed death benefit at the consolidated statement of financial position date.
(4)	Cash surrender value represents the amount of the contractholders’ account balances distributable at the end of the reporting period less surrender charges.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
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

	September 30, 2023
	Excess of crediting rates over GMIR
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total

	(in millions)
Retirement and Income Solutions
Workplace savings and retirement solutions
Up to 1.00%	$—	$3.7	$105.4	$1,048.5	$303.8	$1,461.4
1.01% - 2.00%	—	5,519.6	1,172.4	—	1,454.4	8,146.4
2.01% - 3.00%	410.6	0.1	0.8	25.7	497.0	934.2
3.01% - 4.00%	7.6	—	—	—	—	7.6
4.01% and above	18.0	—	—	—	—	18.0
Subtotal	436.2	5,523.4	1,278.6	1,074.2	2,255.2	10,567.6
No GMIR						2,003.6
Total						$12,571.2

Individual variable annuities
Up to 1.00%	$25.8	$—	$—	$—	$—	$25.8
1.01% - 2.00%	5.7	—	—	—	—	5.7
2.01% - 3.00%	293.1	—	—	—	—	293.1
3.01% - 4.00%	—	—	—	—	—	—
4.01% and above	—	—	—	—	—	—
Subtotal	324.6	—	—	—	—	324.6
No GMIR						112.0
Total						$436.6

Individual fixed deferred annuities
Up to 1.00%	$336.6	$134.4	$144.4	$488.1	$1,000.5	$2,104.0
1.01% - 2.00%	107.4	1.0	29.8	224.7	1.2	364.1
2.01% - 3.00%	3,066.7	—	—	—	—	3,066.7
3.01% - 4.00%	160.9	—	—	—	—	160.9
4.01% and above	—	—	—	—	—	—
Subtotal	3,671.6	135.4	174.2	712.8	1,001.7	5,695.7
No GMIR						253.6
Total						$5,949.3

Benefits and Protection - Life Insurance
Universal life
Up to 1.00%	$—	$0.5	$16.7	$—	$1.7	$18.9
1.01% - 2.00%	300.0	—	412.8	472.8	405.6	1,591.2
2.01% - 3.00%	750.7	686.9	850.5	346.6	0.6	2,635.3
3.01% - 4.00%	1,657.3	48.7	43.6	28.9	3.2	1,781.7
4.01% and above	37.7	12.1	3.4	1.5	—	54.7
Subtotal	2,745.7	748.2	1,327.0	849.8	411.1	6,081.8
No GMIR						806.3
Total						$6,888.1

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
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
September 30, 2023
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

	September 30, 2023	December 31, 2022

	(in millions)
Liability for future policy benefits by segment (1):
Retirement and Income Solutions:
Pension risk transfer	$21,355.2	$21,211.4
Individual fixed income annuities	4,661.9	5,019.4
Total Retirement and Income Solutions	26,017.1	26,230.8
Principal Asset Management – Principal International:
Latin America:
Individual fixed income annuities	4,225.1	5,042.3
Benefits and Protection:
Specialty Benefits:
Individual disability	1,604.5	1,698.8
Life Insurance:
Term life	949.7	909.0
Total Benefits and Protection	2,554.2	2,607.8
Corporate:
Long-term care insurance	153.0	183.5
Total liability for future policy benefits	32,949.4	34,064.4

Additional liability for certain benefit features by segment (2):
Benefits and Protection – Life Insurance:
Universal life	5,176.7	4,095.2
Total additional liability for certain benefit features	5,176.7	4,095.2

Reconciling items:
Participating contracts	3,089.8	3,207.2
Short-duration contracts	1,272.5	1,295.6
Cost of reinsurance liability	150.2	191.1
Reinsurance recoverable liability	40.6	39.4
Other (3)	6.7	132.4
Future policy benefits and claims per consolidated statements of financial position	$42,685.9	$43,025.3
(1)	Amounts include the deferred profit liability.
(2)	Includes reserves on certain long-duration contracts where benefit features result in gains in early years followed by losses in later years.
(3)	Includes other miscellaneous reserves and the impact of unrealized gains (losses) on the additional liability for certain benefit features.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

Liability for Unpaid Claims

The liability for unpaid claims is reported in future policy benefits and claims within our consolidated statements of financial position. Activity associated with unpaid claims was as follows:

	For the nine months ended September 30,
	2023	2022

	(in millions)
Balance at beginning of period	$1,395.0	$1,370.9
Less: reinsurance recoverable	68.6	68.7
Net balance at beginning of period	1,326.4	1,302.2
Incurred:
Current year	1,233.1	1,176.6
Prior years	(92.1)	(11.2)
Total incurred	1,141.0	1,165.4
Payments:
Current year	856.6	825.8
Prior years	295.4	318.8
Total payments	1,152.0	1,144.6
Net balance at end of period	1,315.4	1,323.0
Plus: reinsurance recoverable	66.5	71.0
Balance at end of period	$1,381.9	$1,394.0

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

Long-Duration Contracts

Gross Premiums or Assessments and Interest Accretion

The amount of gross premiums or assessments and interest accretion recognized by segment in the consolidated statements of operations was as follows:

	Gross premiums or assessments (1)
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in millions)
Retirement and Income Solutions:
Pension risk transfer	$553.9	$603.4	$1,741.8	$1,186.2
Individual fixed income annuities	11.6	6.3	31.6	20.6
Total Retirement and Income Solutions	565.5	609.7	1,773.4	1,206.8
Principal Asset Management – Principal International:
Latin America:
Individual fixed income annuities	2.4	34.2	17.6	75.2
Benefits and Protection:
Specialty Benefits:
Individual disability	161.9	155.5	467.2	448.4
Life Insurance:
Universal life	170.7	168.3	512.8	429.0
Term life	162.3	158.6	485.2	473.0
Total Benefits and Protection	494.9	482.4	1,465.2	1,350.4
Corporate:
Long-term care insurance	1.2	1.3	3.9	4.0
Total per consolidated statements of operations	$1,064.0	$1,127.6	$3,260.1	$2,636.4
(1)	Gross premiums are included within premiums and other considerations on the consolidated statements of operations. Assessments, which are only applicable to the Life Insurance - Universal life level of aggregation, are included within fees and other revenues on the consolidated statements of operations.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

	Interest accretion (1)
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in millions)
Retirement and Income Solutions:
Pension risk transfer	$254.4	$233.7	$749.5	$697.6
Individual fixed income annuities	54.5	57.1	165.3	173.4
Total Retirement and Income Solutions	308.9	290.8	914.8	871.0
Principal Asset Management – Principal International:
Latin America:
Individual fixed income annuities (2)	56.7	172.7	276.4	523.2
Benefits and Protection:
Specialty Benefits:
Individual disability	23.8	22.5	70.5	67.5
Life Insurance:
Universal life	56.7	42.8	150.6	127.1
Term life	12.3	11.0	35.4	32.5
Total Benefits and Protection	92.8	76.3	256.5	227.1
Corporate:
Long-term care insurance	2.3	2.5	7.4	7.3
Total per consolidated statements of operations	$460.7	$542.3	$1,455.1	$1,628.6
(1)	Interest accretion is included within benefits, claims and settlement expenses on the consolidated statements of operations.
(2)	Includes inflation adjustments included within the liability for future policy benefits rollforward for interest accretion.

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
September 30, 2023
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

Further details regarding reference rates used are included under “Interest Accretion and Current Discount Rates.”

Retirement and Income Solutions

The balances and the changes in the present value for expected future policy benefits were as follows:

	For the nine months ended		For the year ended
	September 30, 2023		December 31, 2022
	Pension	Individual	Pension	Individual
	risk	fixed income	risk	fixed income
	transfer	annuities	transfer	annuities

	($ in millions)
Present value of expected future policy benefit payments
Balance at beginning of period	$21,211.4	$5,019.4	$25,365.8	$6,535.0
Effect of changes in discount rate assumptions at beginning of period	1,799.6	439.0	(3,386.5)	(812.6)
Balance at beginning of period at original discount rate	23,011.0	5,458.4	21,979.3	5,722.4
Effect of changes in cash flow assumptions	(53.4)	(1.3)	(7.9)	(3.0)
Effect of actual variances from expected experience	(9.8)	(0.7)	(3.2)	—
Adjusted beginning of period balance at original discount rate	22,947.8	5,456.4	21,968.2	5,719.4
Interest accrual	749.5	165.3	935.7	229.7
Benefit payments	(1,471.6)	(378.5)	(1,841.7)	(520.4)
Issuances	1,747.7	31.2	1,948.8	29.7
Balance at end of period at original discount rate	23,973.4	5,274.4	23,011.0	5,458.4
Effect of changes in discount rate assumptions at end of period	(2,618.2)	(612.5)	(1,799.6)	(439.0)
Future policy benefits	21,355.2	4,661.9	21,211.4	5,019.4
Reinsurance impact	—	(4,344.7)	—	(4,714.0)
Future policy benefits after reinsurance	$21,355.2	$317.2	$21,211.4	$305.4

Weighted-average duration for future policy benefits (years) (1)	8.0	7.6	8.5	7.9
(1)	Represents the average of the cohort-level duration of the benefit cash flows weighted by the reserve balance for each cohort.

Upper-medium grade fixed-income instrument yields increased during the nine months ended September 30, 2023, resulting in a decrease to the liability for future policy benefits of $818.6 million for Pension risk transfer and $173.5 million for Individual fixed income annuities.

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
September 30, 2023
(Unaudited)

Principal Asset Management - Principal International

The balances and the changes in the present value for expected future policy benefits for Latin America – Individual fixed income annuities were as follows:

	For the nine months ended	For the year ended
	September 30, 2023	December 31, 2022

	($ in millions)
Present value of expected future policy benefit payments
Balance at beginning of period	$5,042.3	$4,336.8
Effect of changes in discount rate assumptions at beginning of period	(754.6)	(478.5)
Balance at beginning of period at original discount rate	4,287.7	3,858.3
Effect of actual variances from expected experience	(0.1)	(4.7)
Adjusted beginning of period balance at original discount rate	4,287.6	3,853.6
Interest accrual (1)	276.4	662.0
Benefit payments	(271.0)	(325.8)
Issuances	18.8	86.4
Foreign currency translation adjustment	(201.9)	11.5
Balance at end of period at original discount rate	4,109.9	4,287.7
Effect of changes in discount rate assumptions at end of period	115.2	754.6
Future policy benefits	$4,225.1	$5,042.3

Weighted-average duration for future policy benefits (years) (2)	9.7	10.9
(1)	Includes inflation adjustments.
(2)	Represents the average of the cohort-level duration of the benefit cash flows weighted by the reserve balance for each cohort.

Upper-medium grade fixed-income instrument yields impacting Latin America increased during the nine months ended September 30, 2023, resulting in a decrease to the liability for future policy benefits of $639.4 million.

Upper-medium grade fixed-income instrument yields impacting Latin America decreased during the year ended December 31, 2022, resulting in an increase to the liability for future policy benefits of $276.1 million.

See “Interest Accretion and Current Discount Rates” for further details.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

Benefits and Protection

The balances and the changes in the present value for expected net premiums and expected future policy benefits were as follows:

	For the nine months ended		For the year ended
	September 30, 2023		December 31, 2022
	Specialty	Life	Specialty	Life
	Benefits	Insurance	Benefits	Insurance
	Individual		Individual
	disability	Term life	disability	Term life

	($ in millions)
Present value of expected net premiums
Balance at beginning of period	$2,341.8	$3,423.2	$3,149.9	$4,193.7
Effect of changes in discount rate assumptions at beginning of period	395.2	196.0	(198.9)	(690.1)
Balance at beginning of period at original discount rate	2,737.0	3,619.2	2,951.0	3,503.6
Effect of changes in cash flow assumptions	(37.6)	143.5	(413.1)	—
Effect of actual variances from expected experience	204.1	92.7	235.9	128.6
Adjusted beginning of period balance at original discount rate	2,903.5	3,855.4	2,773.8	3,632.2
Interest accrual	71.3	127.5	95.2	162.9
Net premiums collected	(204.7)	(266.4)	(276.5)	(346.6)
Issuances	81.1	158.1	144.5	170.7
Balance at end of period at original discount rate	2,851.2	3,874.6	2,737.0	3,619.2
Effect of changes in discount rate assumptions at end of period	(485.4)	(362.4)	(395.2)	(196.0)
Balance at end of period	$2,365.8	$3,512.2	$2,341.8	$3,423.2

Present value of expected future policy benefit payments
Balance at beginning of period	$4,040.6	$4,332.2	$5,648.3	$5,311.3
Effect of changes in discount rate assumptions at beginning of period	1,021.4	251.6	(501.0)	(913.9)
Balance at beginning of period at original discount rate	5,062.0	4,583.8	5,147.3	4,397.4
Effect of changes in cash flow assumptions	(51.5)	181.8	(476.3)	—
Effect of actual variances from expected experience	218.7	106.9	240.0	139.0
Adjusted beginning of period balance at original discount rate	5,229.2	4,872.5	4,911.0	4,536.4
Interest accrual	141.8	162.9	185.4	206.8
Benefit payments	(149.6)	(268.2)	(183.7)	(340.6)
Issuances	83.6	170.0	149.3	181.2
Balance at end of period at original discount rate	5,305.0	4,937.2	5,062.0	4,583.8
Effect of changes in discount rate assumptions at end of period	(1,334.7)	(475.3)	(1,021.4)	(251.6)
Balance at end of period	$3,970.3	$4,461.9	$4,040.6	$4,332.2

Future policy benefits (1)	$1,604.5	$949.7	$1,698.8	$909.0
Reinsurance impact	(365.9)	40.7	(386.8)	25.6
Future policy benefits after reinsurance	$1,238.6	$990.4	$1,312.0	$934.6

Weighted-average duration for future policy benefits (years) (2)	18.3	9.5	18.5	9.6
(1)	Represents the present value of expected future policy benefit payments less the present value of expected net premiums.
(2)	Represents the average of the cohort-level duration of the benefits less the net premium cash flows weighted by the reserve balance for each cohort.

Upper-medium grade fixed-income instrument yields increased during the nine months ended September 30, 2023, resulting in a decrease to the liability for future policy benefits of $223.1 million for Individual disability and $57.3 million for Term life.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

Upper-medium grade fixed-income instrument yields increased during the year ended December 31, 2022, resulting in a decrease to the liability for future policy benefits of $928.3 million for Individual disability and $279.4 million for Term life.

See “Interest Accretion and Current Discount Rates” for further details.

We updated our actuarial assumptions during the third quarter of 2023, resulting in a $13.9 million decrease in the liability for future policy benefits and a $10.2 million increase to income before taxes, net of reinsurance, for Individual disability. This was primarily due to favorable updates to claim incidence rates. The updates also resulted in a $38.3 million increase in the liability for future policy benefits and a $25.4 million decrease to income before taxes, net of reinsurance, for Term life. This was primarily due to unfavorable updates to mortality assumptions.

We updated our actuarial assumptions during the third quarter of 2022, resulting in a $63.2 million decrease in the liability for future policy benefits and a $52.4 million increase to income before taxes, net of reinsurance, for Individual disability. This was primarily due to favorable updates to claim experience assumptions.

Additional Liability for Certain Benefit Features

The liability for future policy benefits also includes an additional reserve on certain universal life contracts where benefit features result in gains in early years followed by losses in later years. The liability for these future losses is accrued in relation to estimated contract assessments. A premium deficiency exists if the net liabilities together with future premiums are determined to be insufficient to provide for expected future policy benefits. Premium deficiency testing considers, among other factors, anticipated investment income and does not include a provision for adverse deviation. We did not have a premium deficiency reserve as of September 30, 2023 or December 31, 2022.

The balances and the changes in the additional liability for certain benefits features for Life Insurance - Universal life contracts, excluding the impact of unrealized gains (losses), were as follows:

	For the nine months ended	For the year ended
	September 30, 2023	December 31, 2022

	($ in millions)
Balance at beginning of period	$4,095.2	$3,814.2
Effect of changes in cash flow assumptions	725.4	(6.0)
Effect of actual variances from expected experience	27.7	54.9
Interest accrual	150.6	171.2
Net assessments collected	277.1	320.3
Benefit payments	(99.3)	(91.9)
Other (1)	—	(167.5)
Balance at end of period	5,176.7	4,095.2
Reinsurance impact	(5,158.8)	(4,091.4)
Balance at end of period after reinsurance	$17.9	$3.8

Weighted-average duration for additional liability (years) (2)	27.0	27.6
(1)	Reflects the impact of re-cohorting in 2022 as a result of our decision to manage the ULSG business separately from our other UL business following the Strategic Review.
(2)	Represents the average of the cohort-level duration of the benefits less the net assessment cash flows weighted by the reserve balance for each cohort.

We updated our actuarial assumptions during the third quarter of 2023, resulting in a $725.4 million increase in the additional liability for certain benefit features primarily due to policyholder lapse behavior assumptions related to ULSG products, resulting in a $13.1 million decrease to income before taxes, net of reinsurance.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

Corporate

The balances and the changes in the present value for expected net premiums and expected future policy benefits for long-term care insurance were as follows:

	For the nine months ended	For the year ended
	September 30, 2023	December 31, 2022

	($ in millions)
Present value of expected net premiums
Balance at beginning of period	$64.6	$62.8
Effect of changes in discount rate assumptions at beginning of period	(3.6)	(14.0)
Balance at beginning of period at original discount rate	61.0	48.8
Effect of changes in cash flow assumptions	(13.3)	10.0
Effect of actual variances from expected experience	(5.9)	4.1
Adjusted beginning of period balance at original discount rate	41.8	62.9
Interest accrual	2.2	3.3
Net premiums collected	(4.0)	(5.2)
Balance at end of period at original discount rate	40.0	61.0
Effect of changes in discount rate assumptions at end of period	0.8	3.6
Balance at end of period	$40.8	$64.6

Present value of expected future policy benefit payments
Balance at beginning of period	$248.1	$297.5
Effect of changes in discount rate assumptions at beginning of period	(18.9)	(89.5)
Balance at beginning of period at original discount rate	229.2	208.0
Effect of changes in cash flow assumptions	(40.5)	17.2
Effect of actual variances from expected experience	2.0	3.7
Adjusted beginning of period balance at original discount rate	190.7	228.9
Interest accrual	9.6	13.1
Benefit payments	(10.4)	(12.8)
Balance at end of period at original discount rate	189.9	229.2
Effect of changes in discount rate assumptions at end of period	3.9	18.9
Balance at end of period	$193.8	$248.1

Future policy benefits (1)	$153.0	$183.5
Reinsurance impact	(153.0)	(183.5)
Future policy benefits after reinsurance	$—	$—

Weighted-average duration for future policy benefits (years) (2)	10.0	11.8
(1)	Represents the present value of expected future policy benefit payments less the present value of expected net premiums.
(2)	Represents the average of cohort-level duration of the benefits less the net premium cash flows weighted by the reserve balance for each cohort.

Upper-medium grade fixed-income instrument yields increased during the nine months ended September 30, 2023, resulting in a decrease to the liability for future policy benefits of $12.2 million.

Upper-medium grade fixed-income instrument yields increased during the year ended December 31, 2022, resulting in a decrease to the liability for future policy benefits of $60.2 million.

See “Interest Accretion and Current Discount Rates” for further details.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

Expected Future Gross Premiums and Benefit Payments

The amounts of expected undiscounted future benefit payments, expected undiscounted future gross premiums and expected discounted future gross premiums, utilizing the current upper-medium fixed-income instrument yield, were as follows:

	September 30, 2023	December 31, 2022

	(in millions)
Retirement and Income Solutions:
Pension risk transfer
Expected undiscounted future benefit payments	$34,656.4	$33,691.4

Individual fixed income annuities
Expected undiscounted future benefit payments	$7,393.6	$7,716.6

Principal Asset Management – Principal International:
Latin America:
Individual fixed income annuities
Expected undiscounted future benefit payments	$6,118.5	$6,449.9

Benefits and Protection – Specialty Benefits:
Individual disability
Expected discounted future gross premiums	$5,082.4	$5,140.9
Expected undiscounted future gross premiums	$8,213.6	$7,978.7
Expected undiscounted future benefit payments	$8,899.8	$8,473.9

Benefits and Protection – Life Insurance:
Term life
Expected discounted future gross premiums	$5,911.1	$6,104.6
Expected undiscounted future gross premiums	$10,229.4	$10,146.3
Expected undiscounted future benefit payments	$7,736.1	$7,202.5

Corporate:
Long-term care insurance
Expected discounted future gross premiums	$40.8	$64.6
Expected undiscounted future gross premiums	$60.9	$96.5
Expected undiscounted future benefit payments	$373.7	$483.4

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
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

	Interest accretion rate		Current discount rate
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Retirement and Income Solutions:
Pension risk transfer	4.45%	4.38%	5.90%	5.31%
Individual fixed income annuities	4.22%	4.22%	5.89%	5.30%
Principal Asset Management – Principal International (1):
Latin America:
Individual fixed income annuities	4.23%	4.24%	3.82%	2.43%
Benefits and Protection:
Specialty Benefits:
Individual disability	3.97%	4.03%	5.95%	5.36%
Life Insurance:
Universal life	4.76%	4.73%	See note (2)	See note (2)
Term life	4.84%	4.89%	5.86%	5.22%
Corporate:
Long-term care insurance	6.16%	6.16%	5.91%	5.34%
(1)	The interest accretion rate and current discount rate are Chilean real rates, excluding inflation, in the local currency.
(2)	The additional liability for certain benefit features for Life Insurance – Universal life is measured using the discount rate at contract inception. Therefore, the current discount rate is not applicable for this product.

9. Market Risk Benefits

Contracts or contract features that provide protection to the policyholder from capital market risk, including equity, interest rate or foreign exchange risk, and expose us to other-than-nominal capital market risk are classified as MRBs. We issue certain annuity contracts and other investment contracts that include MRBs that have been bifurcated from the host contract. The Retirement and Income Solutions segment offers variable annuity products with GMWB riders and GMDB riders, including the GMDB for its RILA products that offer return of premium death benefits. The Principal Asset Management segment offers defined contribution plans in Asia with a guarantee on the minimum account balance under certain qualifying events.

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
September 30, 2023
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

	September 30, 2023			December 31, 2022
			Net asset			Net asset
	Asset	Liability	(liability)	Asset	Liability	(liability)

	(in millions)
Retirement and Income Solutions:
Individual variable annuities	$173.1	$90.8	$82.3	$109.2	$181.4	$(72.2)
Principal Asset Management – Principal International:
Asia:
Guaranteed pension	—	21.7	(21.7)	—	26.0	(26.0)
Total MRB per consolidated statements of financial position	$173.1	$112.5	$60.6	$109.2	$207.4	$(98.2)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

Retirement and Income Solutions

The net asset (liability) balances and the changes in the valuation of the MRBs for Individual variable annuities were as follows:

	For the nine months ended	For the year ended
	September 30, 2023	December 31, 2022

	($ in millions)
Balance at beginning of period	$(72.2)	$(494.7)
Effect of changes in nonperformance risk at beginning of period	(31.7)	109.5
Adjusted balance at beginning of period	(103.9)	(385.2)
Effect of:
Interest accrual and expected policyholder behavior	(57.7)	(90.1)
Benefit payments	0.3	1.3
Changes in interest rates	126.0	539.1
Changes in equity markets	76.0	(112.4)
Changes in equity index volatility	40.4	(50.2)
Actual policyholder behavior different from expected behavior	(2.8)	1.5
Changes in future expected policyholder behavior	—	(6.1)
Changes in other future expected assumptions	(5.3)	(1.8)
Adjusted balance at end of period	73.0	(103.9)
Effect of changes in nonperformance risk at end of period	9.3	31.7
Balance at end of period	$82.3	$(72.2)

Weighted-average attained age of policyholders (years) (1)	67.7	67.4
Net amount at risk (2)	$292.7	$415.5
(1)	The weighted-average attained age is calculated at the contract level using the total contributions since inception and the age of the contractholders.
(2)	The net amount at risk for our GMDB riders is defined as the current GMDB amount in excess of the current account balance. The net amount at risk for our GMWB riders is defined as the greater of the present value of the GMWB payments less the current account balance or zero. For contracts with both GMDB and GMWB riders, the net amount at risk is the greater of the GMDB or GMWB net amount at risk. A decrease in the net amount at risk in 2023 as a result of increases in the equity markets was partially offset by an increase in the net amount at risk as a result of increases in interest rates. Decreases in the equity markets and increases in interest rates resulted in an increase in the net amount at risk in 2022.

Significant changes to inputs and assumptions that impacted the change in the MRB fair value measurement shown above were as follows:

	For the nine months ended		For the year ended
	September 30, 2023		December 31, 2022
		Change in net		Change in net
	Change in input	MRB liability	Change in input	MRB liability
Long-term interest rate	Increased	Favorable	Increased	Favorable
Equity markets	Increased	Favorable	Decreased	Unfavorable
Equity market volatilities	Decreased	Favorable	Increased	Unfavorable
Own nonperformance risk	Decreased	Unfavorable	Increased	Favorable

See “Unobservable Inputs for Fair Value Measurement” for additional details on the inputs.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

Principal Asset Management – Principal International

The net asset (liability) balances and the changes in the valuation of the MRBs for Asia – Guaranteed pension were as follows:

	For the nine months ended	For the year ended
	September 30, 2023	December 31, 2022

	($ in millions)
Balance at beginning of period	$(26.0)	$(35.1)
Effect of changes in nonperformance risk at beginning of period	1.2	4.3
Adjusted balance at beginning of period	(24.8)	(30.8)
Effect of:
Interest accrual and expected policyholder behavior	(7.6)	(7.1)
Benefit payments	10.4	9.5
Changes in interest rates	1.1	3.9
Changes in equity markets	0.2	(1.0)
Actual policyholder behavior different from expected behavior	(0.1)	0.7
Foreign currency translation adjustment	0.1	—
Adjusted balance at end of period	(20.7)	(24.8)
Effect of changes in nonperformance risk at end of period	(1.0)	(1.2)
Balance at end of period	$(21.7)	$(26.0)

Weighted-average attained age of policyholders (years) (1)	50.2	50.0
Net amount at risk (2)	$76.1	$91.0
(1)	The weighted-average attained age is calculated at the contract level using the guarantee amounts and the age of the underlying members of the contracts.
(2)	The net amount at risk for the minimum guarantee on withdrawal is defined as the current guaranteed balance in excess of the current account balance.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
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

	September 30, 2023				December 31, 2022
				Weighted-				Weighted-
	Range of inputs			Average	Range of inputs			Average
Retirement and Income Solutions:
Individual variable annuities
Long-term interest rate (1)	4.70	-	4.90%	4.80%	3.97	-	4.12%	4.04%
Long-term equity market volatility	18.00	-	33.00%	22.00%	18.10	-	34.15%	22.07%
Nonperformance risk	0.90	-	1.80%	1.60%	0.90	-	1.96%	1.65%
Lapse rate	1.10	-	55.00%	5.80%	1.25	-	24.75%	5.76%
Principal Asset Management - Principal International:
Asia:
Guaranteed pension
Long-term interest rate (1)	4.20	-	4.37%	4.28%	3.80	-	3.98%	3.88%
Long-term equity market volatility	16.77	-	24.24%	19.70%	18.06	-	25.16%	20.69%
Nonperformance risk	0.92	-	1.92%	1.64%	0.90	-	1.98%	1.68%
Lapse rate	4.95	-	19.35%	13.40%	4.95	-	19.35%	13.40%
(1)	Represents the range of rate curves used in the valuation analysis that we have determined market participants would use when pricing the instrument. The rate curves are derived from an interpolation between various observable swap rates.

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

We are contingently liable with respect to reinsurance ceded to other companies in the event the reinsurer is unable to meet the obligations it has assumed. As of September 30, 2023, and December 31, 2022, we had $13,698.9 million and $13,252.8 million of reinsurance recoverable assets, respectively, included in reinsurance recoverable and deposit receivable on the consolidated statements of financial position, which does not reflect potentially offsetting impacts of collateral. As of September 30, 2023, and December 31, 2022, we had $40.6 million and $39.4 million of reinsurance recoverable liabilities, respectively, included in future policy benefits and claims on the consolidated statements of financial condition.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

The effects of reinsurance on premiums and other considerations and policy and contract benefits were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

	(in millions)
Premiums and other considerations:
Direct	$1,575.3	$1,591.6	$4,757.5	$4,068.8
Ceded	(117.4)	(105.1)	(358.3)	(328.7)
Net premiums and other considerations	$1,457.9	$1,486.5	$4,399.2	$3,740.1
Benefits, claims and settlement expenses:
Direct	$2,143.0	$2,174.8	$6,504.9	$5,826.4
Ceded	(432.4)	(373.2)	(1,186.3)	(1,090.9)
Net benefits, claims and settlement expenses	$1,710.6	$1,801.6	$5,318.6	$4,735.5
Liability for future policy benefits remeasurement gain:
Direct	$697.4	$(68.0)	$721.7	$(199.6)
Ceded	(739.7)	0.4	(768.9)	(68.4)
Net liability for future policy benefits remeasurement gain	$(42.3)	$(67.6)	$(47.2)	$(268.0)

As of September 30, 2023 and December 31, 2022, we had a $6,520.2 million and $7,901.0 reinsurance deposit receivable, respectively.

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

	September 30, 2023	December 31, 2022

	(in millions)
Cost of reinsurance asset	$3,286.6	$3,339.1

Cost of reinsurance liability	$150.2	$191.1

Cost of reinsurance amortization, including the impacts of remeasurement, of $(25.0) million and $7.6 million for the three months ended September 30, 2023 and 2022, and $8.2 million and $2.6 million for the nine months ended September 30, 2023 and 2022, respectively, was reported in benefits, claims and settlement expenses and liability for future policy benefits remeasurement (gain) loss on the consolidated statements of operations.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

Funds Withheld

The following assets were held in support of our reserves associated with our coinsurance with funds withheld agreement and are reported in the line items shown on the consolidated statements of financial position.

	September 30, 2023	December 31, 2022

	(in millions)
Fixed maturities, available-for-sale	$14,779.3	$15,693.5
Fixed maturities, trading	215.3	100.8
Equity securities	0.3	11.0
Mortgage loans	2,527.9	2,810.8
Other investments	434.1	179.8
Cash and cash equivalents	746.9	1,762.9
Accrued interest income	203.7	178.7
Net other liabilities	(49.8)	(33.6)
Net assets	$18,857.7	$20,703.9

Certain assets are reported at amortized cost while the fair value of those assets is reflected in the funds withheld payable. As of September 30, 2023 and December 31, 2022, we had a $18,557.7 million and $20,436.1 million funds withheld payable, which was net of a $4,045.7 million and $3,652.8 million embedded derivative asset, respectively. The change in fair value of the embedded derivative was a gain (loss) of $925.6 million and $1,237.7 million for the three months ended September 30, 2023 and 2022, respectively, and $392.9 million and $4,305.0 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Following are the components of net realized capital gains (losses) on the funds withheld assets that were passed to Talcott Life & Annuity Re.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in millions)
Fixed maturities, available-for-sale	$(22.7)	$(53.2)	$(146.3)	$60.7
Fixed maturities, trading	—	(5.6)	(0.1)	(6.4)
Equity securities	—	0.4	(1.2)	(2.4)
Mortgage loans	—	(0.2)	(9.2)	(1.8)
Derivatives	(0.4)	(0.5)	5.0	(1.0)
Other	—	11.8	—	5.4
Net realized capital gains (losses)	$(23.1)	$(47.3)	$(151.8)	$54.5

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

11. Long-Term Debt

	September 30, 2023
		Net unamortized
		discount,
		premium and
		debt issuance	Carrying
	Principal	costs	amount

	(in millions)
3.4% notes payable, due 2025	$400.0	$(0.8)	$399.2
3.1% notes payable, due 2026	350.0	(1.2)	348.8
3.7% notes payable, due 2029	500.0	(4.0)	496.0
2.125% notes payable, due 2030	600.0	(3.3)	596.7
5.375% notes payable, due 2033	400.0	(3.9)	396.1
6.05% notes payable, due 2036	505.6	(2.2)	503.4
4.625% notes payable, due 2042	300.0	(2.8)	297.2
4.35% notes payable, due 2043	300.0	(2.9)	297.1
4.3% notes payable, due 2046	300.0	(3.0)	297.0
5.5% notes payable, due 2053	300.0	(4.3)	295.7
Non-recourse mortgages and notes payable	3.1	(0.1)	3.0
Total long-term debt	$3,958.7	$(28.5)	$3,930.2

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
September 30, 2023
(Unaudited)

12. Income Taxes

Effective Income Tax Rate

Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
U.S. corporate income tax rate	21%	21%	21%	21%
Dividends received deduction	(1)	(1)	(3)	(1)
Tax credits	(1)	(1)	(3)	(1)
Impact of equity method presentation	—	—	(1)	—
Global Intangible Low-Taxed Income	2	1	3	1
Low income housing tax credit amortization	—	—	2	—
Other	1	—	(1)	—
Effective income tax rate	22%	20%	18%	20%

Effects of Tax Legislation

The Inflation Reduction Act of 2022 (“The Act”) was enacted by the U.S. government on August 16, 2022. The Act implements a new corporate alternative minimum tax (“CAMT”) effective January 1, 2023. We are an “Applicable Corporation,” which requires computation of the U.S. federal income tax liability under two systems, the U.S. regular corporate tax (“RCT”) and the CAMT. Although the CAMT may apply in any given year when tentative minimum tax (“TMT”) then exceeds the RCT liability, as a “prepayment” the CAMT generates a corresponding alternative minimum tax credit (“AMTC”). We made an accounting policy election in 2022 to recognize the CAMT as a current period tax expense when incurred, along with recording an offsetting AMTC related deferred tax asset. As of September 30, 2023, we recorded a CAMT accrual of $72.5 million.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

13. Employee and Agent Benefits

Components of Net Periodic Benefit Cost

			Other postretirement
	Pension benefits		benefits
	For the three months ended		For the three months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in millions)
Service cost	$13.9	$19.7	$—	$—
Interest cost	40.0	28.2	0.8	0.6
Expected return on plan assets	(40.7)	(44.8)	(1.2)	(1.3)
Amortization of prior service benefit	(4.2)	(4.2)	(0.3)	(0.3)
Recognized net actuarial (gain) loss	10.2	13.9	(0.1)	(0.2)
Net periodic benefit cost (income)	$19.2	$12.8	$(0.8)	$(1.2)

			Other postretirement
	Pension benefits		benefits
	For the nine months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in millions)
Service cost	$41.7	$58.8	$—	$—
Interest cost	120.0	84.6	2.5	1.7
Expected return on plan assets	(122.3)	(134.2)	(3.5)	(3.7)
Amortization of prior service benefit	(12.6)	(12.6)	(0.8)	(0.8)
Recognized net actuarial (gain) loss	30.7	41.8	(0.5)	(0.8)
Net periodic benefit cost (income)	$57.5	$38.4	$(2.3)	$(3.6)

The components of net periodic benefit cost including the service cost component are included in operating expenses on the consolidated statements of operations.

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for U.S. federal income tax purposes. It is too early to determine, but we do not anticipate that we will be required to fund a minimum required contribution under ERISA. Regardless, it is possible that we may fund the qualified and nonqualified pension plans in 2023 for a combined total of up to $70.0 million. During the three and nine months ended September 30, 2023, we contributed $12.0 million and $54.0 million to these plans, respectively.

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
September 30, 2023
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

While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe any such matter will have a material adverse effect on our business or financial position. To the extent such matters present a reasonably possible chance of loss, we are generally not able to estimate the possible loss or range of loss associated therewith. The outcome of such matters is always uncertain and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate as of September 30, 2023.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. The terms of these agreements range in duration and often are not explicitly defined. The maximum exposure under these agreements as of September 30, 2023, was approximately $82.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period. Furthermore, in connection with our contingent funding agreements, we are required to purchase any principal and interest strips of U.S. Treasury securities that are due and not paid from the associated unconsolidated trusts. The maximum exposure under these agreements as of September 30, 2023, was $750.0 million.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

15. Stockholders’ Equity

Common Stock Dividends

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Dividends declared per common share	$0.65	$0.64	$1.93	$1.92

Reconciliation of Outstanding Common Shares

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Beginning balance	242,037,833	249,852,601	243,549,782	261,673,076
Shares issued	187,895	991,881	2,186,549	3,320,049
Treasury stock acquired	(2,567,868)	(5,984,661)	(6,078,471)	(20,133,304)
Ending balance	239,657,860	244,859,821	239,657,860	244,859,821

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

Other Comprehensive Income (Loss)

	For the three months ended			For the nine months ended
	September 30, 2023			September 30, 2023
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax

	(in millions)
Net unrealized losses on available-for-sale securities during the period	$(2,333.5)	$501.0	$(1,832.5)	$(1,840.4)	$398.8	$(1,441.6)
Reclassification adjustment for losses included in net income (1)	30.3	(6.2)	24.1	214.0	(44.7)	169.3
Adjustments for assumed changes in amortization patterns	(1.8)	0.4	(1.4)	(2.5)	0.6	(1.9)
Adjustments for assumed changes in policyholder liabilities	0.6	(0.2)	0.4	0.7	(0.2)	0.5
Net unrealized losses on available-for-sale securities	(2,304.4)	495.0	(1,809.4)	(1,628.2)	354.5	(1,273.7)

Net unrealized losses on derivative instruments during the period	(16.8)	3.5	(13.3)	(19.3)	4.1	(15.2)
Reclassification adjustment for gains included in net income (2)	(1.3)	0.3	(1.0)	(6.2)	1.3	(4.9)
Adjustments for assumed changes in amortization patterns	(0.9)	0.2	(0.7)	(0.9)	0.2	(0.7)
Adjustments for assumed changes in policyholder liabilities	0.2	(0.1)	0.1	0.2	(0.1)	0.1
Net unrealized losses on derivative instruments	(18.8)	3.9	(14.9)	(26.2)	5.5	(20.7)

Liability for future policy benefits discount rate remeasurement gain (3)	1,773.5	(399.9)	1,373.6	1,746.1	(404.2)	1,341.9

Market risk benefit nonperformance risk loss (4)	(22.6)	4.7	(17.9)	(22.2)	4.7	(17.5)

Foreign currency translation adjustment during the period	(149.1)	15.6	(133.5)	1.6	6.6	8.2
Reclassification adjustment for losses included in net income (5)	0.1	—	0.1	0.4	—	0.4
Foreign currency translation adjustment	(149.0)	15.6	(133.4)	2.0	6.6	8.6

Unrecognized postretirement benefit obligation during the period	—	0.1	0.1	(18.3)	4.8	(13.5)
Amortization of amounts included in net periodic benefit cost (6)	5.6	(1.5)	4.1	16.8	(4.4)	12.4
Net unrecognized postretirement benefit obligation	5.6	(1.4)	4.2	(1.5)	0.4	(1.1)

Other comprehensive income (loss)	$(715.7)	$117.9	$(597.8)	$70.0	$(32.5)	$37.5

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

	For the three months ended			For the nine months ended
	September 30, 2022			September 30, 2022
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax

	(in millions)
Net unrealized losses on available-for-sale securities during the period	$(3,653.1)	$778.2	$(2,874.9)	$(14,038.6)	$2,975.2	$(11,063.4)
Reclassification adjustment for losses included in net income (1)	76.3	(15.6)	60.7	83.8	(21.0)	62.8
Adjustments for assumed changes in amortization patterns	(1.1)	0.2	(0.9)	(3.8)	0.8	(3.0)
Adjustments for assumed changes in policyholder liabilities	0.3	(0.1)	0.2	273.1	(57.5)	215.6
Net unrealized losses on available-for-sale securities	(3,577.6)	762.7	(2,814.9)	(13,685.5)	2,897.5	(10,788.0)

Net unrealized gains on derivative instruments during the period	104.6	(22.0)	82.6	84.2	(17.7)	66.5
Reclassification adjustment for gains included in net income (2)	(4.4)	1.0	(3.4)	(21.8)	4.6	(17.2)
Adjustments for assumed changes in amortization patterns	—	—	—	(0.1)	—	(0.1)
Adjustments for assumed changes in policyholder liabilities	—	—	—	0.4	(0.1)	0.3
Net unrealized gains on derivative instruments	100.2	(21.0)	79.2	62.7	(13.2)	49.5

Liability for future policy benefits discount rate remeasurement gain (3)	1,936.7	(425.1)	1,511.6	6,775.1	(1,435.1)	5,340.0

Market risk benefit nonperformance risk gain (loss) (4)	(3.7)	0.8	(2.9)	165.7	(34.7)	131.0

Foreign currency translation adjustment	(63.8)	9.5	(54.3)	(172.2)	4.5	(167.7)

Unrecognized postretirement benefit obligation during the period	0.1	(0.1)	—	2.2	(0.6)	1.6
Amortization of amounts included in net periodic benefit cost (6)	9.2	(2.2)	7.0	27.6	(7.2)	20.4
Net unrecognized postretirement benefit obligation	9.3	(2.3)	7.0	29.8	(7.8)	22.0

Other comprehensive loss	$(1,598.9)	$324.6	$(1,274.3)	$(6,824.4)	$1,411.2	$(5,413.2)
(1)	Pre-tax reclassification adjustments relating to available-for-sale securities are reported in net realized capital gains (losses) on the consolidated statements of operations.
(2)	See Note 4, Derivative Financial Instruments, under the caption “Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations” for further details.
(3)	Includes the discount rate remeasurement gain (loss) associated with the liability for future policy benefits and the associated reinsurance recoverable. See Note 8, Future Policy Benefits and Claims, under the caption “Liability for Future Policy Benefits” for further details.
(4)	See Note 9, Market Risk Benefits, for further details.
(5)	The 2023 pre-tax reclassification adjustment related to the release of the cumulative translation adjustment from the dissolution of foreign subsidiaries.
(6)	Amount is comprised of amortization of prior service cost (benefit) and recognized net actuarial (gain) loss, which is reported in operating expenses on the consolidated statements of operations. See Note 13, Employee and Agent Benefits, under the caption “Components of Net Periodic Benefit Cost” for further details.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

Accumulated Other Comprehensive Loss

	Net unrealized	Net unrealized	LFPB		Foreign	Unrecognized	Accumulated
	losses on	gains	discount rate	MRB	currency	postretirement	other
	available-for-sale	on derivative	remeasurement	nonperformance	translation	benefit	comprehensive
	securities (1)	instruments	gain (loss)	risk gain	adjustment	obligation	loss

	(in millions)
Balances as of July 1, 2022	$(3,984.2)	$33.1	$(209.2)	$43.8	$(1,660.0)	$(329.7)	$(6,106.2)
Other comprehensive loss, during the period net of adjustments	(2,875.5)	82.6	1,511.6	(2.9)	(55.1)	—	(1,339.3)
Amounts reclassified from AOCI	60.7	(3.4)	—	—	—	7.0	64.3
Other comprehensive loss	(2,814.8)	79.2	1,511.6	(2.9)	(55.1)	7.0	(1,275.0)
Balances as of September 30, 2022	$(6,799.0)	$112.3	$1,302.4	$40.9	$(1,715.1)	$(322.7)	$(7,381.2)

Balances as of July 1, 2023	$(5,322.2)	$33.9	$709.2	$24.4	$(1,431.1)	$(259.4)	$(6,245.2)
Other comprehensive loss during the period, net of adjustments	(1,833.5)	(13.9)	1,373.6	(17.9)	(131.4)	0.1	(623.0)
Amounts reclassified from AOCI	24.1	(1.0)	—	—	0.1	4.1	27.3
Other comprehensive loss	(1,809.4)	(14.9)	1,373.6	(17.9)	(131.3)	4.2	(595.7)
Balances as of September 30, 2023	$(7,131.6)	$19.0	$2,082.8	$6.5	$(1,562.4)	$(255.2)	$(6,840.9)

	Net unrealized	Net unrealized	LFPB		Foreign	Unrecognized	Accumulated
	gains (losses) on	gains	discount rate	MRB	currency	postretirement	other
	available-for-sale	on derivative	remeasurement	nonperformance	translation	benefit	comprehensive
	securities (1)	instruments	gain (loss)	risk gain (loss)	adjustment	obligation	loss

	(in millions)
Balances as of January 1, 2022	$3,880.4	$56.6	$(4,037.6)	$(90.1)	$(1,548.7)	$(344.7)	$(2,084.1)
Other comprehensive loss during the period, net of adjustments	(10,850.6)	66.7	5,340.0	131.0	(166.4)	1.6	(5,477.7)
Amounts reclassified from AOCI	62.8	(17.2)	—	—	—	20.4	66.0
Other comprehensive loss	(10,787.8)	49.5	5,340.0	131.0	(166.4)	22.0	(5,411.7)
Adjustment for reinsurance (2)	108.4	6.2	—	—	—	—	114.6
Balances as of September 30, 2022	$(6,799.0)	$112.3	$1,302.4	$40.9	$(1,715.1)	$(322.7)	$(7,381.2)

Balances as of January 1, 2023	$(5,857.9)	$39.7	$740.9	$24.0	$(1,571.6)	$(254.1)	$(6,879.0)
Other comprehensive loss during the period, net of adjustments	(1,443.0)	(15.8)	1,341.9	(17.5)	8.8	(13.5)	(139.1)
Amounts reclassified from AOCI	169.3	(4.9)	—	—	0.4	12.4	177.2
Other comprehensive income	(1,273.7)	(20.7)	1,341.9	(17.5)	9.2	(1.1)	38.1
Balances as of September 30, 2023	$(7,131.6)	$19.0	$2,082.8	$6.5	$(1,562.4)	$(255.2)	$(6,840.9)
(1)	Net unrealized gains (losses) on available-for-sale securities for which an allowance for credit loss has been recorded were $(3.8) million and $0.9 million as of September 30, 2023 and 2022, respectively.
(2)	Reflects the January 1, 2022, balance associated with our ULSG business that was ceded to Talcott Life & Annuity Re.

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
September 30, 2023
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

Following is a reconciliation of the changes in the redeemable noncontrolling interest:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in millions)
Balance at beginning of period	$266.7	$268.5	$262.0	$332.5
Net income (loss) attributable to redeemable noncontrolling interest	(2.8)	(4.6)	5.3	(38.0)
Redeemable noncontrolling interest of deconsolidated entities (1)	—	(2.8)	(3.0)	(2.8)
Contributions from redeemable noncontrolling interest	8.3	17.2	31.6	48.2
Distributions to redeemable noncontrolling interest	(11.6)	(22.7)	(34.4)	(84.1)
Purchase of subsidiary shares from redeemable noncontrolling interest	—	(1.1)	(1.6)	(1.1)
Change in redemption value of redeemable noncontrolling interest	(0.8)	(0.5)	(0.7)	(0.1)
Stock-based compensation attributable to redeemable noncontrolling interest	0.1	—	0.1	—
Other comprehensive income (loss) attributable to redeemable noncontrolling interest	(0.4)	1.1	0.2	0.5
Balance at end of period	$259.5	$255.1	$259.5	$255.1
(1)	We deconsolidated certain sponsored investment funds as they no longer met the requirements for consolidation.

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
September 30, 2023
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

When quoted prices of identical assets in active markets are not available, our first priority is to obtain prices from third party pricing vendors. We have regular interaction with these vendors to ensure we understand their pricing methodologies and to confirm they are utilizing observable market information. Their methodologies vary by asset class and include inputs such as estimated cash flows, benchmark yields, reported trades, broker quotes, credit quality, industry events and economic events. Fixed maturities with validated prices from pricing services, which includes the majority of our public fixed maturities in all asset classes, are generally reflected in Level 2. Also included in Level 2 are corporate bonds when quoted market prices are not available, for which an internal model using substantially all observable inputs or a matrix pricing valuation approach is used. In the matrix approach, securities are grouped into pricing categories that vary by sector, rating and average life. Each pricing category is assigned a risk spread based on studies of observable public market data for specific security classes. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread. Although the matrix valuation approach provides a fair valuation of each pricing category, the valuation of an individual security within each pricing category may also be impacted by company specific factors.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of September 30, 2023, approximately 4% of our total fixed maturities were Level 3 securities valued using internal pricing models.

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
September 30, 2023
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

Interest Rate Contracts. For non-cleared contracts, which include interest rate swaps and have included swaptions, we use discounted cash flow valuation techniques to determine the fair value using observable swap curves as the inputs. These are reflected in Level 2. We have forward contracts for which we obtain prices from third party pricing vendors. These are reflected in Level 2. For centrally cleared contracts we use published prices from clearinghouses. These are reflected in Level 2. In addition, we have forward contracts and have had interest rate options that were valued using broker quotes. These are reflected in Level 3.

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

Equity Contracts. We use an option pricing model using observable implied volatilities, dividend yields, index prices and swap curves as the inputs to determine the fair value of equity options. These are reflected in Level 2. Certain equity option contracts are valued using broker quotes. These are reflected in Level 3.

Credit Contracts. We use either the ISDA Credit Default Swap Standard discounted cash flow model that utilizes observable default probabilities and recovery rates as inputs to determine the fair value of credit default swaps. These are reflected in Level 2. In addition, we have a limited number of credit default swaps that are valued using broker quotes. These are reflected within Level 3.

Other Investments

Other investments reported at fair value include invested assets of consolidated sponsored investment funds, unconsolidated sponsored investment funds, other investment funds reported at fair value, other loans of a consolidated VIE for which the fair value option was elected and certain redeemable and nonredeemable preferred stock.

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

Other loans of a consolidated VIE for which the fair value option was elected are reflected in Level 3. The fair value of these loans is estimated using a discounted cash flow valuation model that utilizes standard assumption-setting methodology accepted by market participants in the industry. The assumptions are formed based on historical performance of the loans and utilizes market data inputs such as charge-off rates, prepayment rates, recovery rates and discount rates.

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
September 30, 2023
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2023
	Assets/	Amount
	(liabilities)	measured at
	measured at	net asset	Fair value hierarchy level
	fair value	value (5)	Level 1	Level 2	Level 3

	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,458.8	$—	$1,132.4	$326.4	$—
Non-U.S. governments	478.4	—	0.3	478.1	—
States and political subdivisions	6,271.0	—	—	6,205.8	65.2
Corporate	33,669.9	—	27.2	31,610.8	2,031.9
Residential mortgage-backed pass-through securities	2,683.7	—	—	2,683.7	—
Commercial mortgage-backed securities	4,659.6	—	—	4,656.5	3.1
Collateralized debt obligations (1)	5,133.8	—	—	5,076.1	57.7
Other debt obligations	7,226.8	—	—	6,170.5	1,056.3
Total fixed maturities, available-for-sale	61,582.0	—	1,159.9	57,207.9	3,214.2
Fixed maturities, trading	722.2	—	65.4	361.7	295.1
Equity securities	1,760.2	—	569.1	1,191.1	—
Derivative assets (2)	279.1	—	—	278.4	0.7
Other investments	757.0	77.6	217.6	356.6	105.2
Cash equivalents	3,194.3	—	111.9	3,082.4	—
Market risk benefit asset (3)	173.1	—	—	—	173.1
Sub-total excluding separate account assets	68,467.9	77.6	2,123.9	62,478.1	3,788.3
Separate account assets	155,478.2	8,301.0	95,974.0	50,438.7	764.5
Total assets	$223,946.1	$8,378.6	$98,097.9	$112,916.8	$4,552.8

Liabilities
Investment and universal life contracts (4)	$(78.8)	$—	$—	$—	$(78.8)
Market risk benefit liability (3)	(112.5)	—	—	—	(112.5)
Funds withheld payable embedded derivative (4)	4,045.7	—	—	—	4,045.7
Derivative liabilities (2)	(675.1)	—	—	(657.1)	(18.0)
Other liabilities	(1.3)	—	—	(1.3)	—
Total liabilities	$3,178.0	$—	$—	$(658.4)	$3,836.4

Net assets	$227,124.1	$8,378.6	$98,097.9	$112,258.4	$8,389.2

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

(5)	Certain investments are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy. Other investments using the NAV practical expedient consist of certain fund interests that are restricted until maturity with unfunded commitments totaling $7.1 million and $7.8 million as of September 30, 2023 and December 31, 2022, respectively. Separate account assets using the NAV practical expedient consist of hedge funds and a real estate fund with varying investment strategies that also have a variety of redemption terms and conditions. We do not have unfunded commitments associated with these funds.

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows:

	For the three months ended September 30, 2023
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance		Included in	issuances			balance
	as of	Included in	other	and	Transfers	Transfers	as of
	July 1,	net income	comprehensive	settlements	into	out of	September 30,
	2023	(2)	income (3)	(4)	Level 3	Level 3	2023

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$70.0	$—	$(4.3)	$(0.5)	$—	$—	$65.2
Corporate	1,818.8	—	(32.5)	197.7	82.2	(34.3)	2,031.9
Commercial mortgage-backed securities	3.2	—	—	(0.1)	—	—	3.1
Collateralized debt obligations	65.6	—	(0.5)	2.5	—	(9.9)	57.7
Other debt obligations	916.8	(1.6)	(9.4)	129.3	21.2	—	1,056.3
Total fixed maturities, available-for-sale	2,874.4	(1.6)	(46.7)	328.9	103.4	(44.2)	3,214.2
Fixed maturities, trading	171.0	(3.2)	—	127.3	—	—	295.1
Other investments	1.9	(0.1)	—	103.4	—	—	105.2
Separate account assets (1)	838.1	(3.2)	—	(70.4)	—	—	764.5

Liabilities
Investment and universal life contracts	(69.6)	3.5	—	(12.7)	—	—	(78.8)
Funds withheld payable embedded derivative	3,120.1	925.6	—	—	—	—	4,045.7

Derivatives
Net derivative assets (liabilities)	0.2	(20.6)	—	3.0	0.1	—	(17.3)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

	For the three months ended September 30, 2022
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance	Included	Included in	issuances			balance
	as of	in net	other	and	Transfers	Transfers	as of
	July 1,	income	comprehensive	settlements	into	out of	September 30,
	2022	(2)	income (3)	(4)	Level 3	Level 3	2022

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$86.7	$—	$(4.5)	$(0.4)	$—	$(10.2)	$71.6
Corporate	1,248.7	—	(1.5)	232.3	—	—	1,479.5
Commercial mortgage-backed securities	3.8	—	(0.3)	(0.1)	—	—	3.4
Collateralized debt obligations	1.3	—	(0.7)	42.1	—	—	42.7
Other debt obligations	20.8	—	(11.5)	239.1	—	(1.0)	247.4
Total fixed maturities, available-for-sale	1,361.3	—	(18.5)	513.0	—	(11.2)	1,844.6
Fixed maturities, trading	85.7	0.1	—	38.1	—	—	123.9
Other investments	1.4	—	—	—	—	—	1.4
Separate account assets (1)	1,058.6	23.1	—	(0.3)	—	—	1,081.4

Liabilities
Investment and universal life contracts	(45.3)	6.4	—	(2.2)	—	—	(41.1)
Funds withheld payable embedded derivative	3,067.3	1,237.7	—	—	—	—	4,305.0

Derivatives
Net derivative assets (liabilities)	(0.2)	(17.7)	—	0.5	—	—	(17.4)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

	For the nine months ended September 30, 2023
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance	Included	Included in	issuances			balance
	as of	in net	other	and	Transfers	Transfers	as of
	January 1,	income	comprehensive	settlements	into	out of	September 30,
	2023	(2)	income (3)	(4)	Level 3	Level 3	2023

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$70.9	$—	$(4.4)	$(1.3)	$—	$—	$65.2
Corporate	1,568.3	(3.8)	(42.6)	415.5	171.7	(77.2)	2,031.9
Commercial mortgage-backed securities	3.4	—	—	(0.3)	—	—	3.1
Collateralized debt obligations	56.2	—	(0.3)	147.8	—	(146.0)	57.7
Other debt obligations	467.8	(1.0)	(30.5)	380.5	239.5	—	1,056.3
Total fixed maturities, available-for-sale	2,166.6	(4.8)	(77.8)	942.2	411.2	(223.2)	3,214.2
Fixed maturities, trading	134.0	(3.9)	—	165.0	—	—	295.1
Other investments	1.9	(0.1)	—	103.4	—	—	105.2
Separate account assets (1)	1,034.9	(4.3)	—	(266.1)	—	—	764.5

Liabilities
Investment and universal life contracts	(46.4)	(14.8)	—	(17.6)	—	—	(78.8)
Funds withheld payable embedded derivative	3,652.8	392.9	—	—	—	—	4,045.7

Derivatives
Net derivative assets (liabilities)	(3.4)	(18.0)	—	4.0	0.1	—	(17.3)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

	For the nine months ended September 30, 2022
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance		Included in	issuances			balance
	as of	Included in	other	and	Transfers	Transfers	as of
	January 1,	net income	comprehensive	settlements	into	out of	September 30,
	2022	(2)	income (3)	(4)	Level 3	Level 3	2022

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$94.8	$—	$(23.8)	$(1.2)	$12.0	$(10.2)	$71.6
Corporate	834.3	(3.4)	(28.1)	500.4	176.3	—	1,479.5
Commercial mortgage-backed securities	19.2	—	(1.0)	(4.6)	—	(10.2)	3.4
Collateralized debt obligations	85.8	—	(1.4)	97.6	—	(139.3)	42.7
Other debt obligations	42.1	—	(12.1)	238.4	—	(21.0)	247.4
Total fixed maturities, available-for-sale	1,076.2	(3.4)	(66.4)	830.6	188.3	(180.7)	1,844.6
Fixed maturities, trading	4.9	(0.4)	—	90.4	29.0	—	123.9
Other investments	2.1	—	(0.7)	—	—	—	1.4
Separate account assets (1)	945.3	138.8	—	(2.7)	—	—	1,081.4

Liabilities
Investment and universal life contracts	(83.2)	38.0	—	4.1	—	—	(41.1)
Funds withheld payable embedded derivative	—	4,305.0	—	—	—	—	4,305.0

Derivatives
Net derivative assets (liabilities)	—	(19.7)	(0.3)	2.9	—	(0.3)	(17.4)
(1)	Gains and losses for separate account assets do not impact net income as the change in value of separate account assets is offset by a change in value of separate account liabilities. Foreign currency translation adjustments related to the Principal International separate account assets are recorded in AOCI and are offset by foreign currency translation adjustments of the corresponding separate account liabilities.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

(2)	Both realized gains (losses) and mark-to-market unrealized gains (losses) are generally reported in net realized capital gains (losses), net realized capital gains (losses) on funds withheld assets or change in fair value of funds withheld embedded derivative within the consolidated statements of operations. Realized and unrealized gains (losses) on certain securities with an investment objective to realize economic value through mark-to-market changes are reported in net investment income within the consolidated statements of operations. Changes in unrealized gains (losses) included in net income relating to positions still held were:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$—	$(3.7)	$—
Other debt obligations	(1.6)	—	(1.6)	—
Total fixed maturities, available-for-sale	(1.6)	—	(5.3)	—
Fixed maturities, trading	(3.3)	(0.4)	(4.0)	(0.4)
Other investments	(0.1)	—	(0.1)	—
Separate account assets	(17.8)	13.1	(76.2)	126.0

Liabilities
Investment and universal life contracts	1.5	4.6	(11.1)	29.1
Funds withheld payable embedded derivative	925.6	1,237.7	392.9	4,305.0

Derivatives
Net derivative assets (liabilities)	(15.7)	(22.9)	(14.9)	(17.3)

(3)	Changes in unrealized gains (losses) included in OCI, including foreign currency translation adjustments related to Principal International, relating to positions still held were:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$(4.4)	$(4.4)	$(4.5)	$(22.0)
Corporate	(33.5)	(1.7)	(41.1)	(29.8)
Commercial mortgage-backed securities	—	(0.3)	—	(0.6)
Collateralized debt obligations	(0.5)	(0.8)	0.7	(1.3)
Other debt obligations	(9.3)	(11.5)	(29.8)	(12.2)
Total fixed maturities, available-for-sale	(47.7)	(18.7)	(74.7)	(65.9)

Derivatives
Net derivative assets (liabilities)	—	—	—	(0.2)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

(4)	Gross purchases, sales, issuances and settlements were:

	For the three months ended September 30, 2023
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$—	$(0.5)	$(0.5)
Corporate	261.6	(4.4)	—	(59.5)	197.7
Commercial mortgage-backed securities	—	—	—	(0.1)	(0.1)
Collateralized debt obligations	2.5	—	—	—	2.5
Other debt obligations	131.3	—	—	(2.0)	129.3
Total fixed maturities, available-for-sale	395.4	(4.4)	—	(62.1)	328.9
Fixed maturities, trading	142.9	(8.7)	—	(6.9)	127.3
Other investments	103.4	—	—	—	103.4
Separate account assets (5)	—	(62.7)	(8.1)	0.4	(70.4)

Liabilities
Investment and universal life contracts	—	—	(22.6)	9.9	(12.7)

Derivatives
Net derivative assets (liabilities)	0.4	2.6	—	—	3.0

	For the three months ended September 30, 2022
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$—	$(0.4)	$(0.4)
Corporate	308.2	(11.2)	—	(64.7)	232.3
Commercial mortgage-backed securities	—	—	—	(0.1)	(0.1)
Collateralized debt obligations	42.1	—	—	—	42.1
Other debt obligations	242.0	—	—	(2.9)	239.1
Total fixed maturities, available-for-sale	592.3	(11.2)	—	(68.1)	513.0
Fixed maturities, trading	38.1	—	—	—	38.1
Separate account assets (5)	—	—	(0.1)	(0.2)	(0.3)

Liabilities
Investment and universal life contracts	—	—	(4.4)	2.2	(2.2)

Derivatives
Net derivative assets (liabilities)	—	0.5	—	—	0.5

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

	For the nine months ended September 30, 2023
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$—	$(1.3)	$(1.3)
Corporate	534.7	(16.1)	—	(103.1)	415.5
Commercial mortgage-backed securities	—	—	—	(0.3)	(0.3)
Collateralized debt obligations	149.0	—	—	(1.2)	147.8
Other debt obligations	391.3	—	—	(10.8)	380.5
Total fixed maturities, available-for-sale	1,075.0	(16.1)	—	(116.7)	942.2
Fixed maturities, trading	185.1	(12.3)	—	(7.8)	165.0
Other investments	103.4	—	—	—	103.4
Separate account assets (5)	—	(286.3)	(37.4)	57.6	(266.1)

Liabilities
Investment and universal life contracts	—	—	(41.5)	23.9	(17.6)

Derivatives
Net derivative assets (liabilities)	0.4	3.6	—	—	4.0

	For the nine months ended September 30, 2022
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$—	$(1.2)	$(1.2)
Corporate	659.1	(36.5)	—	(122.2)	500.4
Commercial mortgage-backed securities	—	(4.2)	—	(0.4)	(4.6)
Collateralized debt obligations	97.6	—	—	—	97.6
Other debt obligations	242.0	—	—	(3.6)	238.4
Total fixed maturities, available-for-sale	998.7	(40.7)	—	(127.4)	830.6
Fixed maturities, trading	90.6	—	—	(0.2)	90.4
Separate account assets (5)	—	—	(2.0)	(0.7)	(2.7)

Liabilities
Investment and universal life contracts	—	—	(16.5)	20.6	4.1

Derivatives
Net derivative assets (liabilities)	—	2.9	—	—	2.9
(5)	Issuances and settlements include amounts related to mortgage encumbrances associated with real estate in our separate accounts.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels were as follows:

	For the three months ended September 30, 2023
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$82.2	$—	$34.3
Collateralized debt obligations	—	—	—	9.9
Other debt obligations	—	21.2	—	—
Total fixed maturities, available-for-sale	—	103.4	—	44.2

Derivatives
Net derivative assets (liabilities)	—	0.1	—	—

	For the three months ended September 30, 2022
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$—	$10.2
Other debt obligations	—	—	—	1.0
Total fixed maturities, available-for-sale	—	—	—	11.2

	For the nine months ended September 30, 2023
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$171.7	$—	$77.2
Collateralized debt obligations	—	—	—	146.0
Other debt obligations	—	239.5	—	—
Total fixed maturities, available-for-sale	—	411.2	—	223.2

Derivatives
Net derivative assets (liabilities)	—	0.1	—	—

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

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

Assets transferred into Level 3 during the three and nine months ended September 30, 2023, and the nine months ended September 30, 2022, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations.

Assets transferred out of Level 3 during the three and nine months ended September 30, 2023 and 2022, primarily included those assets for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

	September 30, 2023
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of				Weighted
	fair value	technique(s)	input description	inputs				average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$1,756.4	Discounted cash flow	Discount rate (1)	6.2	% -	26.0%		12.0%
			Earnings before interest, taxes, depreciation and amortization multiple			3.25	x	3.25	x
			Illiquidity premium	0	basis points (“bps”) -	482	bps	96	bps
Collateralized debt obligations	54.3	Discounted cash flow	Discount rate (1)			5.1%		5.1%
			Comparability adjustment			47	bps	47	bps
Other debt obligations	741.9	Discounted cash flow	Discount rate (1)	6.3	% -	11.8%		9.0%
			Illiquidity premium	0	bps-	650	bps	235	bps
			Comparability adjustment	0	bps-	158	bps	108	bps
Fixed maturities, trading	152.3	Discounted cash flow	Discount rate (1)	11.3	% -	19.9%		13.2%
Separate account assets	764.7	Discounted cash flow - real estate	Discount rate (1)	5.0	% -	10.0%		6.5%
			Terminal capitalization rate	5.8	% -	9.5%		6.9%
			Average market rent growth rate	2.0	% -	3.4%		2.9%
		Discounted cash flow - real estate debt	Loan to value	47.7	% -	67.4%		52.8%
			Market interest rate	5.2	% -	8.1%		6.6%

Liabilities
Investment and universal life contracts (4)	(78.8)	Discounted cash flow	Long duration interest rate	2.9	% -	5.5%	(2)	4.3%
			Long-term equity market volatility	15.2	% -	42.6%		19.5%
			Nonperformance risk	0.9	% -	1.8%		1.2%
			Lapse rate	0.0	% -	55.0%		5.2%
			Mortality rate	See note (3)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
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
September 30, 2023
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No significant assets and liabilities were measured at fair value on a nonrecurring basis for the three and nine months ended September 30, 2023 and 2022.

Fair Value Option

We elected fair value accounting for:

●	Certain other loans of a consolidated VIE that were subject to amortized cost accounting and a valuation allowance.

The following tables present information regarding the assets for which the fair value option was elected.

	September 30, 2023	December 31, 2022

	(in millions)
Other loans of consolidated VIE (1)
Fair value (1)	$103.3	$—
Aggregate contractual principal	103.3	—

(1)Reported with other investments on the consolidated statements of financial position.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2022	2022

	(in millions)
Other loans of consolidated VIE
Change in fair value pre-tax loss (1)	$(0.1)	$—	$(0.1)	$—
Interest income (2)	1.3	—	1.3	—

(1)Reported in net realized capital gains (losses) on the consolidated statements of operations.

(2)Reported in net investment income on the consolidated statements of operations.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	September 30, 2023
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3

	(in millions)
Assets (liabilities)
Mortgage loans	$20,229.0	$17,813.3	$—	$—	$17,813.3
Policy loans	799.3	803.7	—	—	803.7
Other investments	266.2	263.6	—	142.5	121.1
Cash and cash equivalents	1,370.0	1,370.0	1,330.3	39.7	—
Reinsurance deposit receivable	6,520.2	5,676.6	—	—	5,676.6
Cash collateral receivable	13.8	13.8	13.8	—	—
Investment contracts	(34,856.9)	(32,147.6)	—	(7,621.2)	(24,526.4)
Short-term debt	(23.8)	(23.8)	—	(23.8)	—
Long-term debt	(3,930.2)	(3,474.1)	—	(3,473.7)	(0.4)
Separate account liabilities	(141,237.5)	(140,350.2)	—	—	(140,350.2)
Bank deposits (1)	(389.5)	(370.5)	—	(370.5)	—
Cash collateral payable	(271.0)	(271.0)	(271.0)	—	—

	December 31, 2022
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3

	(in millions)
Assets (liabilities)
Mortgage loans	$20,629.8	$18,754.5	$—	$—	$18,754.5
Policy loans	784.7	804.0	—	—	804.0
Other investments	250.6	238.0	—	133.5	104.5
Cash and cash equivalents	1,243.9	1,243.9	1,232.5	11.4	—
Reinsurance deposit receivable	7,901.0	6,859.9	—	—	6,859.9
Cash collateral receivable	281.0	281.0	281.0	—	—
Investment contracts	(35,380.1)	(32,367.4)	—	(7,279.0)	(25,088.4)
Short-term debt	(80.7)	(80.7)	—	(80.7)	—
Long-term debt	(3,997.0)	(3,680.6)	—	(3,620.1)	(60.5)
Separate account liabilities	(141,459.3)	(140,533.9)	—	—	(140,533.9)
Bank deposits (1)	(352.4)	(336.3)	—	(336.3)	—
Cash collateral payable	(291.3)	(291.3)	(291.3)	—	—
(1)	Excludes deposit liabilities without defined or contractual maturities.

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
September 30, 2023
(Unaudited)

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
September 30, 2023
(Unaudited)

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
September 30, 2023
(Unaudited)

The following tables summarize select financial information by segment, including operating revenues for our products and services, and reconcile segment totals to those reported in the consolidated financial statements:

	September 30, 2023	December 31, 2022

	(in millions)
Assets:
Retirement and Income Solutions	$201,802.1	$202,294.2
Principal Asset Management	43,789.9	45,950.7
Benefits and Protection	41,707.7	40,048.3
Corporate	648.3	2,285.1
Total consolidated assets	$287,948.0	$290,578.3

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in millions)
Operating revenues by segment:
Retirement and Income Solutions (1)	$1,651.1	$1,563.8	$4,940.9	$4,144.6
Principal Asset Management:
Principal Global Investors	424.6	406.0	1,207.4	1,304.9
Principal International	249.6	382.7	857.0	1,154.7
Eliminations	(5.4)	(5.7)	(16.2)	(18.3)
Total Principal Asset Management (2)	668.8	783.0	2,048.2	2,441.3
Benefits and Protection:
Specialty Benefits	816.6	749.0	2,391.0	2,218.3
Life Insurance	335.0	336.9	989.6	1,014.6
Eliminations	(0.2)	(0.1)	(0.5)	(0.4)
Total Benefits and Protection	1,151.4	1,085.8	3,380.1	3,232.5
Corporate	6.7	(10.2)	48.9	(4.9)
Total segment operating revenues	3,478.0	3,422.4	10,418.1	9,813.5
Net realized capital gains (losses), net of related revenue adjustments	226.2	(21.2)	141.6	(365.9)
Revenues from exited business (3)	924.9	1,249.6	508.2	5,010.8
Adjustments related to equity method investments	(18.5)	(16.9)	(57.9)	(47.7)
Market risk benefit derivative settlements	(11.9)	(8.6)	(35.0)	(25.4)
Total revenues per consolidated statements of operations	$4,598.7	$4,625.3	$10,975.0	$14,385.3

Pre-tax operating earnings (losses) by segment:
Retirement and Income Solutions	$304.7	$206.3	$786.8	$755.1
Principal Asset Management	222.4	206.0	598.4	686.4
Benefits and Protection	169.0	181.8	393.2	432.2
Corporate	(114.8)	(100.8)	(308.3)	(382.7)
Total segment pre-tax operating earnings	581.3	493.3	1,470.1	1,491.0
Pre-tax net realized capital gains (losses), as adjusted (4)	155.5	(16.2)	70.1	(413.6)
Pre-tax income from exited business (5)	879.2	1,178.9	352.3	4,903.4
Adjustments related to equity method investments and noncontrolling interest	(11.1)	(15.6)	(46.5)	8.6
Income before income taxes per consolidated statements of operations	$1,604.9	$1,640.4	$1,846.0	$5,989.4
(1)	Reflects inter-segment revenues of $101.8 million and $89.9 million for the three months ended September 30, 2023 and 2022, respectively, $293.6 million and $275.9 million for the nine months ended September 30, 2023 and 2022, respectively.
(2)	Reflects inter-segment revenues of $79.9 million and $69.4 million for the three months ended September 30, 2023 and 2022, respectively, $220.5 million and $231.1 million for the nine months ended September 30, 2023 and 2022, respectively.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

(3)	Revenues from exited business is derived as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in millions)
Revenues from exited business:
Change in fair value of funds withheld embedded derivative	$925.6	$1,237.7	$392.9	$4,305.0
Net realized capital gains on funds withheld assets	1.0	8.5	119.8	697.5
Amortization of reinsurance gain	1.6	3.4	4.5	8.3
Other impacts of reinsured business	(3.3)	—	(9.0)	—
Total revenues from exited business	$924.9	$1,249.6	$508.2	$5,010.8

(4)	Pre-tax net realized capital gains (losses), as adjusted, is derived as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in millions)
Net realized capital gains (losses):
Net realized capital gains (losses)	$179.3	$(27.4)	$40.5	$(353.4)
Derivative and hedging-related revenue adjustments	26.6	(24.3)	23.7	(81.3)
Market value adjustments to fee revenues	0.1	—	0.3	0.1
Certain variable annuity fees	18.5	18.7	55.3	57.8
Adjustments related to equity method investments	(4.1)	6.6	4.2	(6.0)
Adjustments related to sponsored investment funds	5.8	5.2	17.6	16.9
Net realized capital gains (losses), net of related revenue adjustments	226.2	(21.2)	141.6	(365.9)
Amortization of deferred acquisition costs and other actuarial balances	(0.3)	0.1	(0.2)	—
Capital (gains) losses distributed	(31.8)	25.5	(30.2)	146.1
Derivative and hedging-related expense adjustments	0.8	—	0.9	—
Market value adjustments of market risk benefits	(30.1)	(16.1)	(41.0)	(152.7)
Market value adjustments of embedded derivatives	(9.3)	(4.5)	(1.0)	(41.1)
Pre-tax net realized capital gains (losses), as adjusted (a)	$155.5	$(16.2)	$70.1	$(413.6)
(a)	As adjusted before noncontrolling interest capital gains (losses).

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

(5)	Pre-tax income (loss) from exited business included:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in millions)
Pre-tax income from exited business
Change in fair value of funds withheld embedded derivative	$925.6	$1,237.7	$392.9	$4,305.0
Net realized capital gains on funds withheld assets	1.0	8.5	119.8	697.5
Strategic review costs and impacts	—	(27.6)	—	36.4
Amortization of reinsurance loss	(8.1)	(7.7)	(50.5)	(38.2)
Other impacts of reinsured business	(39.3)	(32.0)	(109.9)	(97.3)
Total pre-tax income from exited business	$879.2	$1,178.9	$352.3	$4,903.4

18. Revenues from Contracts with Customers

The following tables summarize disaggregation of revenues from contracts with customers, including select financial information by segment, and reconcile totals to those reported in the consolidated financial statements. Revenues from contracts with customers are included in fees and other revenues on the consolidated statements of operations.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in millions)
Revenue from contracts with customers by segment:
Retirement and Income Solutions	$141.1	$133.8	410.9	$419.5
Principal Asset Management:
Principal Global Investors	406.5	395.8	1,168.3	1,277.0
Principal International	115.1	102.3	345.2	321.9
Eliminations	(5.4)	(5.7)	(16.1)	(18.3)
Total Principal Asset Management	516.2	492.4	1,497.4	1,580.6
Benefits and Protection:
Specialty Benefits	4.0	3.7	12.0	11.4
Life Insurance	19.4	17.0	54.5	48.6
Eliminations	(0.1)	—	(0.1)	(0.1)
Total Benefits and Protection	23.3	20.7	66.4	59.9
Corporate	44.4	44.8	134.4	130.1
Total segment revenue from contracts with customers	725.0	691.7	2,109.1	2,190.1
Adjustments for fees and other revenues not within the scope of revenue recognition guidance (1)	300.5	294.5	889.4	882.7
Pre-tax other adjustments (2)	20.2	22.1	60.1	66.2
Total fees and other revenues per consolidated statements of operations	$1,045.7	$1,008.3	$3,058.6	$3,139.0
(1)	Fees and other revenues not within the scope of the revenue recognition guidance primarily represent revenue on contracts accounted for under the financial instruments or insurance contracts standards.
(2)	Pre-tax other adjustments relate to revenues from exited business, certain variable annuity fees and market value adjustments to fee revenues.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

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

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in millions)
Administrative service fee revenue	$137.0	$129.9	$398.8	$408.9
Deposit account fee revenue	2.8	2.6	8.5	7.6
Commission income	0.5	0.4	1.3	0.9
Other fee revenue	0.8	0.9	2.3	2.1
Total revenues from contracts with customers	141.1	133.8	410.9	419.5
Fees and other revenues not within the scope of revenue recognition guidance	276.8	273.4	833.2	844.7
Total fees and other revenues	417.9	407.2	1,244.1	1,264.2
Premiums and other considerations	561.0	607.3	1,763.0	1,197.6
Net investment income	672.2	549.3	1,933.8	1,682.8
Total operating revenues	$1,651.1	$1,563.8	$4,940.9	$4,144.6

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in millions)
Principal Global Investors:
Management fee revenue	$348.2	$351.7	$1,028.8	$1,095.2
Other fee revenue	58.3	44.1	139.5	181.8
Total revenues from contracts with customers	406.5	395.8	1,168.3	1,277.0
Fees and other revenues not within the scope of revenue recognition guidance	9.1	6.4	16.3	20.6
Total fees and other revenues	415.6	402.2	1,184.6	1,297.6
Net investment income	9.0	3.8	22.8	7.3
Total operating revenues	$424.6	$406.0	$1,207.4	$1,304.9

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in millions)
Principal International:
Management fee revenue	$113.3	$100.1	$339.2	$314.6
Other fee revenue	1.8	2.2	6.0	7.3
Total revenues from contracts with customers	115.1	102.3	345.2	321.9
Fees and other revenues not within the scope of revenue recognition guidance	1.4	1.1	4.3	3.4
Total fees and other revenues	116.5	103.4	349.5	325.3
Premiums and other considerations	2.3	33.8	17.2	74.2
Net investment income	130.8	245.5	490.3	755.2
Total operating revenues	$249.6	$382.7	$857.0	$1,154.7

Revenues from contracts with customers by region:
Latin America	$87.3	$74.7	$262.4	$238.9
Asia	28.0	27.7	83.4	83.5
Eliminations	(0.2)	(0.1)	(0.6)	(0.5)
Total revenues from contracts with customers	$115.1	$102.3	$345.2	$321.9

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in millions)
Specialty Benefits:
Administrative service fees	$4.0	$3.7	$12.0	$11.4
Total revenues from contracts with customers	4.0	3.7	12.0	11.4
Fees and other revenues not within the scope of revenue recognition guidance	4.6	4.8	13.7	14.0
Total fees and other revenues	8.6	8.5	25.7	25.4
Premiums and other considerations	762.7	704.0	2,237.9	2,056.4
Net investment income	45.3	36.5	127.4	136.5
Total operating revenues	$816.6	$749.0	$2,391.0	$2,218.3

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in millions)
Life Insurance:
Administrative service fees	$8.9	$7.0	$23.6	$20.9
Commission income	10.5	10.0	30.9	27.7
Total revenues from contracts with customers	19.4	17.0	54.5	48.6
Fees and other revenues not within the scope of revenue recognition guidance	85.7	84.2	246.7	243.3
Total fees and other revenues	105.1	101.2	301.2	291.9
Premiums and other considerations	136.7	142.7	394.4	415.1
Net investment income	93.2	93.0	294.0	307.6
Total operating revenues	$335.0	$336.9	$989.6	$1,014.6

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
September 30, 2023
(Unaudited)

The Corporate segment also includes inter-segment eliminations of fees and other revenues. The types of revenues from contracts with customers were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in millions)
Commission income	$94.9	$89.5	$276.9	$280.1
Other fee revenue	21.3	20.4	62.5	59.1
Eliminations	(71.8)	(65.1)	(205.0)	(209.1)
Total revenues from contracts with customers	44.4	44.8	134.4	130.1
Fees and other revenues not within the scope of revenue recognition guidance	(76.9)	(75.2)	(224.2)	(242.8)
Total fees and other revenues	(32.5)	(30.4)	(89.8)	(112.7)
Premiums and other considerations	(1.4)	(1.2)	(3.9)	(2.9)
Net investment income	40.6	21.4	142.6	110.7
Total operating revenues	$6.7	$(10.2)	$48.9	$(4.9)

Contract Costs

Sales compensation and other incremental costs of obtaining a contract are capitalized and amortized over the period of contract benefit if the costs are expected to be recovered. The contract cost asset, which is included in other assets on the consolidated statements of financial position, was $217.1 million and $204.9 million as of September 30, 2023 and December 31, 2022, respectively.

We apply the practical expedient for certain costs where we recognize the incremental costs of obtaining these contracts as an expense when incurred if the amortization period of the assets is one year or less. These costs, along with costs that are not deferrable, are included in operating expenses on the consolidated statements of operations.

Deferred contract costs consist primarily of commissions and variable compensation. We amortize capitalized contract costs on a straight-line basis over the expected contract life, reflecting lapses as they are incurred. Deferred contract costs are subject to impairment testing on an annual basis, or when a triggering event occurs that could warrant an impairment. To the extent future revenues less future maintenance expenses are not adequate to cover the asset balance, an impairment is recognized. Amortization expense of $10.0 million and $8.4 million for the three months ended September 30, 2023 and 2022 and $27.3 million and $26.6 million for the nine months ended September 30, 2023 and 2022, respectively, was recorded in operating expenses on the consolidated statements of operations and no impairment loss was recognized in relation to the costs capitalized.

19. Stock-Based Compensation Plans

As of September 30, 2023, we had the 2021 Stock Incentive Plan, the 2020 Directors Stock Plan, the 2014 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan and the Directors Stock Plan (“Stock-Based Compensation Plans”). No new grants will be made under the 2020 Directors Stock Plan, the 2014 Stock Incentive Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan or the Directors Stock Plan. Under the terms of the 2021 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. To date, we have not granted any incentive stock options, restricted stock or performance units under any plans. As part of our fair value process, we assess the impact of material nonpublic information on our share price or expected volatility, as applicable, at the time of grant. No awards in 2023 required a fair value adjustment.

As of September 30, 2023, the maximum number of new shares of common stock available for grant under the 2021 Stock Incentive Plan was 21.8 million.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against net income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the nine months ended September 30,
	2023	2022

	(in millions)
Compensation cost	$77.4	$70.3
Related income tax benefit	12.8	15.7
Capitalized as part of an asset	3.3	1.1

Nonqualified Stock Options

No nonqualified stock options were granted to employees during the nine months ended September 30, 2023.

As of September 30, 2023, we had $0.2 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 0.4 years.

Performance Share Awards

Performance share awards were granted to certain employees under the 2021 Stock Incentive Plan. Total performance share awards granted were 0.3 million for the nine months ended September 30, 2023. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results to be determined at the end of the performance period. The actual number of common shares to be awarded at the end of each performance period will range between 0% and 180% of the initial target awards. Effective in 2022, we added a relative total shareholder return modifier to the performance share awards under which the number of shares ultimately granted is also impacted by our actual shareholder return relative to our S&P 500 Financial Sector Index peer group. The fair value of performance share awards is determined using a Monte Carlo simulation model. The weighted-average grant date fair value of these performance share awards granted was $91.47 per common share.

As of September 30, 2023, we had $20.4 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.7 years.

Restricted Stock Units

Restricted stock units were issued to certain employees and non-employee directors pursuant to the 2021 Stock Incentive Plan. Total restricted stock units granted were 0.9 million for the nine months ended September 30, 2023. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $87.74 per common share.

As of September 30, 2023, we had $86.7 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted. The cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 0.4 million shares for the nine months ended September 30, 2023. The weighted average fair value of the discount on the stock purchased was $7.41 per share.

As of September 30, 2023, a total of 3.0 million of new shares were available to be made issuable by us for this plan.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
September 30, 2023
(Unaudited)

20. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in millions, except per share data)
Net income	$1,250.1	$1,311.6	$1,509.3	$4,788.7
Subtract:
Net income attributable to noncontrolling interest	3.9	(4.1)	14.4	15.6
Total	$1,246.2	$1,315.7	$1,494.9	$4,773.1
Weighted-average shares outstanding:
Basic	241.1	248.0	242.4	253.3
Dilutive effects:
Stock options	0.9	1.4	0.9	1.5
Restricted stock units	2.0	2.1	2.0	2.1
Performance share awards	0.3	0.4	0.4	0.4
Diluted	244.3	251.9	245.7	257.3
Net income per common share:
Basic	$5.17	$5.31	$6.17	$18.84
Diluted	$5.10	$5.22	$6.08	$18.55

The calculation of diluted earnings per share for the three and nine months ended September 30, 2023 and 2022, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect. When a net loss is reported, our basic weighted-average shares are used to calculate diluted earnings per share, as dilutive shares would have an antidilutive effect and result in a lower loss per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of September 30, 2023, compared with December 31, 2022, and our consolidated results of operations for the three and nine months ended September 30, 2023 and 2022, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2022, filed with the SEC and the unaudited condensed consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q. On January 1, 2023, we adopted the guidance commonly referred to as LDTI. As such, results for 2022 have been recast and are also presented under the new LDTI guidance.

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

Overview

We provide financial products and services through the following reportable segments:

●	Retirement and Income Solutions provides retirement and related financial products and services primarily to businesses, their employees, and other individuals. This segment includes workplace savings and retirement solutions, banking, trust and custodial services, individual variable annuities, pension risk transfer, investment only, our exited retail fixed annuities business, and all of the Institutional Retirement & Trust (“IRT”) integration and acquisition expenses. We offer a comprehensive portfolio of products and services for retirement savings and retirement income:
●	To businesses of all sizes, we offer products and services for defined contribution plans, including 401(k) and 403(b) plans, defined benefit pension plans, nonqualified executive benefit plans, employee stock ownership plan services and pension closeout services. For more basic retirement services, we offer SIMPLE IRAs and payroll deduction plans;
●	To large institutional clients, we also offer investment only products, including investment only guaranteed investment contracts (“GICs”);
●	To employees of businesses and other individuals, we offer the ability to accumulate savings for retirement and other purposes through mutual funds, individual variable annuities and bank products, along with retirement income options; and
●	To non-retirement businesses, we offer trust and custody services.
●	Principal Asset Management provides global investment solutions to institutional, retirement, retail and high net worth investors in the U.S. and select emerging markets. The segment is organized into Principal Global Investors, which provides public, multi-asset and private market capabilities across all asset classes, including equity, fixed income, real estate and alternatives, to service a breadth of client investment objectives; and Principal International, which provides long-term savings and retirement solutions through pension accumulation, mutual funds, and income annuities, along with retail asset management services in Asia and Latin America.
●	Benefits and Protection is organized into Specialty Benefits, which provides group dental, group life insurance, group disability insurance (including short-term disability, long-term disability and paid family and medical leave), supplemental health products (including vision, critical illness, accident and hospital indemnity) and individual disability insurance; and Life Insurance, which provides life insurance focused on the business market customer, including universal life and variable universal life (including indexed universal life), and traditional life insurance (including participating whole life, adjustable life products and term life insurance) and our exited ULSG business. We focus our solutions primarily on small-to-mid sized businesses and their employees with an emphasis on business owners, executives and key employees.
●	Corporate, which manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate segment primarily reflect our financing activities (including financing costs), income on capital not allocated to other segments, inter-segment eliminations, income tax risks and certain income, expenses and other adjustments not allocated to the segments based on the nature of such items. Results of PSI, our retail broker-dealer and RIA, and our exited group medical and long-term care insurance businesses are reported in this segment.

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

MRBs are valued using a combination of historical data and actuarial judgment. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 9, Market Risk Benefits and Note 16, Fair Value Measurements” for further discussion. We include our assumption for own nonperformance risk in the valuation of these MRBs, which is based on the current market credit spreads for debt-like instruments we have issued and are available in the market. As our credit spreads widen or tighten, the fair value of MRB assets increase or decrease and the fair value of MRB liabilities decrease or increase, leading to an increase or decrease in OCI, respectively. If the current market credit spreads reflecting our own creditworthiness move to zero (tighten), the reduction to OCI would be approximately $104.6 million, net of income taxes, based on September 30, 2023, reported amounts. In addition, the policyholder behavior assumptions used in the valuation of MRBs include risk margins, which decrease the fair value of MRB assets and increase the fair value of MRB liabilities.

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

For long-duration insurance contracts, reserves for individual and group annuities are generally equal to the present value of expected future policy benefit payments, while the reserves for non-participating term life insurance, individual disability income contracts and individual and group long-term care contracts is generally equal to the present value of expected future policy benefits less the present value of expected net premiums. Issue-year cohorts are used for the reserve calculation and assumptions are periodically reviewed and updated. Separate cohorts are used for the calculation of ceded reserves. An interest accretion rate is determined for an identified cohort and remains unchanged after the issue year. Reserves are remeasured as of each reporting date to reflect the current upper-medium grade fixed income instruments yields, with the impact reported in OCI. If the current upper-medium grade yields used to remeasure reserves decrease 100 basis points, the reduction in OCI would be approximately $2.0 billion, net of income taxes, based on September 30, 2023, reported amounts.

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

Other

Actuarial Assumption Updates. We periodically review and update actuarial assumptions that are inputs to the models for actuarial balances and make model refinements as necessary. Assumption updates and model refinements made during the third quarter of 2023 and 2022 increased (decreased) consolidated net income attributable to Principal Financial Group, Inc. by $(9.7) million and $51.2 million for both the three and nine months ended September 30, 2023 and 2022, respectively.

The following table presents the increase to pre-tax operating earnings for each segment.

	For the three and nine months ended
	September 30,
	2023	2022

	(in millions)
Retirement and Income Solutions	$53.4	$1.8
Benefits and Protection	9.8	61.2

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items. The most significant impact occurs within our Principal International operations where pre-tax operating earnings were positively impacted $3.8 million and $3.7 million for the three and nine months ended September 30, 2023, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. This impact was calculated by comparing (a) the difference between current year results and prior year results to (b) the difference between current year results and prior year results translated using current year exchange rates for both periods. We use this approach to calculate the impact of exchange rates on all revenue and expense line items. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

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

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2023	2022	(decrease)	2023	2022	(decrease)

	(in millions)
Revenues:
Premiums and other considerations	$1,457.9	$1,486.5	$(28.6)	$4,399.2	$3,740.1	$659.1
Fees and other revenues	1,045.7	1,008.3	37.4	3,058.6	3,139.0	(80.4)
Net investment income	989.2	911.7	77.5	2,964.0	2,857.1	106.9
Net realized capital gains (losses)	179.3	(27.4)	206.7	40.5	(353.4)	393.9
Net realized capital gains on funds withheld assets	1.0	8.5	(7.5)	119.8	697.5	(577.7)
Change in fair value of funds withheld embedded derivative	925.6	1,237.7	(312.1)	392.9	4,305.0	(3,912.1)
Total revenues	4,598.7	4,625.3	(26.6)	10,975.0	14,385.3	(3,410.3)
Expenses:
Benefits, claims and settlement expenses	1,710.6	1,801.6	(91.0)	5,318.6	4,735.5	583.1
Liability for future policy benefits remeasurement gain	(42.3)	(67.6)	25.3	(47.2)	(268.0)	220.8
Market risk benefit remeasurement loss	18.4	15.6	2.8	8.6	128.8	(120.2)
Dividends to policyholders	21.0	24.5	(3.5)	67.3	72.1	(4.8)
Operating expenses	1,286.1	1,210.8	75.3	3,781.7	3,727.5	54.2
Total expenses	2,993.8	2,984.9	8.9	9,129.0	8,395.9	733.1
Income before income taxes	1,604.9	1,640.4	(35.5)	1,846.0	5,989.4	(4,143.4)
Income taxes	354.8	328.8	26.0	336.7	1,200.7	(864.0)
Net income	1,250.1	1,311.6	(61.5)	1,509.3	4,788.7	(3,279.4)
Net income (loss) attributable to noncontrolling interest	3.9	(4.1)	8.0	14.4	15.6	(1.2)
Net income attributable to Principal Financial Group, Inc.	$1,246.2	$1,315.7	$(69.5)	$1,494.9	$4,773.1	$(3,278.2)

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Net Income Attributable to Principal Financial Group, Inc.

Net income attributable to Principal Financial Group, Inc. decreased primarily due to a $246.5 million change in fair value of the funds withheld embedded derivative. This decrease was partially offset by an approximately $159.4 million change in net realized capital gains (losses).

Total Revenues

Premiums and other considerations decreased $46.3 million for the Retirement and Income Solutions segment primarily due to slightly lower sales of single premium group annuities with life contingencies. The single premium group annuity product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore premiums tend to vary from period to period. Premiums and other considerations decreased $31.5 million for the Principal Asset Management segment primarily due to lower single premium annuity sales in our Principal International operations in Latin America. These decreases were partially offset by a $49.4 million increase to premiums and other considerations for the Benefits and Protection segment primarily due to growth in the Specialty Benefits business.

Fees and other revenues increased for the Principal Asset Management segment in our Principal Global Investors operations due to an $18.2 million increase in performance fee revenue primarily in our real estate business and in our Principal International operations due to $9.2 million foreign currency tailwinds. Fees and other revenues increased $8.8 million for the Retirement and Income Solutions segment primarily due to an increase in average monthly account values stemming from a slight improvement in financial markets.

For net investment income and net realized capital gains (losses) variance information, see “Investments — Investment Results” under the captions “Net Investment Income” and “Net Realized Capital Gains (Losses),” respectively.

The change in fair value of the funds withheld embedded derivative decreased due to a smaller increase in interest rates in 2023 compared to 2022.

Total Expenses

Benefits, claims and settlement expenses decreased $136.4 million for the Principal Asset Management segment primarily due to lower inflation-based interest crediting rates to our customers in our Principal International operations in Latin America. This decrease was partially offset by a $42.4 million increase to benefits, claims and settlement expenses for the Retirement and Income Solutions segment primarily due to higher reserves resulting from an increase in market rates associated with our investment only business.

The liability for future policy benefits remeasurement gain change was primarily due to a $52.5 million unfavorable effect of changes in cash flow assumptions driven by actuarial assumption updates and model refinements and a $9.1 million unfavorable effect of actual variances from expected experience for the Benefits and Protection segment. These changes were partially offset by a $41.9 million favorable effect of changes in cash flow assumptions for the Retirement and Income Solutions segment driven by actuarial assumption updates and model refinements.

Operating expenses increased primarily due to a $41.2 million increase in amounts credited to employee accounts in a nonqualified defined contribution pension plan and a $38.0 million increase in compensation costs.

Income Taxes

The effective income tax rate increased to 22% for the three months ended September 30, 2023, from 20% for the three months ended September 30, 2022. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 12, Income Taxes” for a reconciliation between the U.S. corporate income tax rate and the effective income tax rate.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Net Income Attributable to Principal Financial Group, Inc.

Net income attributable to Principal Financial Group, Inc. decreased primarily due to the change in fair value of the funds withheld embedded derivative.

Total Revenues

Premiums and other considerations increased $565.4 million for the Retirement and Income Solutions segment primarily due to higher sales of single premium group annuities with life contingencies.

Fees and other revenues decreased for the Principal Asset Management segment primarily in our Principal Global Investors operations due to $66.5 million lower management fee revenue as a result of decreased average AUM and $23.9 million lower performance fee revenue primarily in our real estate business.

For net investment income and net realized capital gains (losses) variance information, see “Investments — Investment Results” under the captions “Net Investment Income” and “Net Realized Capital Gains (Losses),” respectively.

Net realized capital gains on funds withheld assets decreased due to lower gains on sales of funds withheld assets.

The change in fair value of the funds withheld embedded derivative decreased due to a smaller increase in interest rates in 2023 compared to 2022.

Total Expenses

Benefits, claims and settlement expenses increased $842.1 million for the Retirement and Income Solutions segment primarily due to an increase in reserves, stemming from higher sales of single premium group annuities with life contingencies. This increase was partially offset by a $263.1 million decrease to benefits, claims and settlement expenses for the Principal Asset Management segment primarily due to lower inflation-based investment returns on average invested assets and cash in our Principal International operations in Latin America.

The liability for future policy benefits remeasurement gain change was primarily due to re-cohorting in the UL business in 2022 within our Benefits and Protection segment, which resulted in separate cohorts for the ULSG business versus the remaining UL business. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies - Actuarial Balance Re-Cohorting” for further discussion.

The market risk benefit remeasurement loss change was primarily due to mark-to-market gains and losses as well as periodic and final settlements for derivatives used to hedge market risk benefits.

Operating expenses increased primarily due to a $108.9 million increase in amounts credited to employee accounts in a nonqualified defined contribution pension plan and a $104.2 million increase in compensation costs. These increases were partially offset by $164.8 million in strategic review costs and impacts related to the exited business incurred in 2022 with no corresponding activity in 2023.

Income Taxes

The effective income tax rate decreased to 18% for the nine months ended September 30, 2023 from 20% for the nine months ended September 30, 2022. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 12, Income Taxes” for a reconciliation between the U.S. corporate income tax rate and the effective income tax rate.

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

The following table presents the Retirement and Income Solutions net revenue and average monthly account values for the periods indicated:

	For the three months ended			For the nine months ended
	September 30,			September 30,
			Increase			Increase
	2023	2022	(decrease)	2023	2022	(decrease)
Net revenue (in millions)	$709.8	$616.8	$93.0	$1,999.8	$2,001.0	$(1.2)

Average monthly account values (in billions)	$488.8	$456.9	$31.9	$475.1	$486.9	$(11.8)

The following table presents certain summary financial data relating to the Retirement and Income Solutions segment for the periods indicated:

	For the three months ended			For the nine months ended
	September 30,			September 30,
			Increase			Increase
	2023	2022	(decrease)	2023	2022	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$561.0	$607.3	$(46.3)	$1,763.0	$1,197.6	$565.4
Fees and other revenues	417.9	407.2	10.7	1,244.1	1,264.2	(20.1)
Net investment income	672.2	549.3	122.9	1,933.8	1,682.8	251.0
Total operating revenues	1,651.1	1,563.8	87.3	4,940.9	4,144.6	796.3
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	991.8	947.7	44.1	3,001.7	2,153.5	848.2
Liability for future policy benefits remeasurement gain	(50.7)	(8.8)	(41.9)	(63.2)	(11.4)	(51.8)
Market risk benefit remeasurement loss	0.2	8.1	(7.9)	2.6	1.5	1.1
Operating expenses	405.1	410.5	(5.4)	1,213.0	1,245.9	(32.9)
Total expenses	1,346.4	1,357.5	(11.1)	4,154.1	3,389.5	764.6
Pre-tax operating earnings	$304.7	$206.3	$98.4	$786.8	$755.1	$31.7

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Pre-Tax Operating Earnings

Pre-tax operating earnings increased due to an increase in our net revenue and a slight decrease in operating expenses as described below.

Net Revenue

Net revenue increased primarily due to a $51.6 million impact associated with actuarial assumption updates and model refinements, which were more favorable in 2023 as compared to 2022, and a $21.6 million increase in variable investment income.

Operating Expenses

Operating expenses decreased primarily due to a decrease in third-party contractor expenses.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Pre-Tax Operating Earnings

Pre-tax operating earnings increased primarily due to a decrease in our operating expenses as described below.

Net Revenue

Net revenue decreased primarily due to a $76.3 million decrease in variable investment income and a $20.1 million decrease in fee revenue resulting from macro-economic factors. These decreases were offset by a $52.8 million impact resulting from an increase in short-term interest rates and a $51.6 million impact associated with actuarial assumption updates and model refinements, which were more favorable in 2023 compared to 2022.

Operating Expenses

Operating expenses decreased primarily due to a decrease associated with the integration of the IRT business of Wells Fargo Bank, N.A., which was completed in the second quarter of 2022.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

	(in billions)
AUM, beginning of period	$485.8	$469.8	$464.7	$546.5
Net cash flow	(2.6)	2.3	(5.8)	6.9
Market performance	(13.6)	(21.6)	10.4	(98.8)
Operations acquired (1)	—	—	—	18.6
Operations disposed (2)	—	—	—	(23.1)
Other	(0.6)	(1.1)	(0.3)	(0.7)
AUM, end of period	$469.0	$449.4	$469.0	$449.4
(1)	Includes the integration of Institutional Asset Advisory, which is associated with our IRT business, in 2022.
(2)	$23.1 billion of Principal Global Investors managed AUM was transferred to third parties per the Reinsurance Transaction in 2022.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

	(in billions)
AUM, beginning of period	$174.4	$148.9	$156.5	$152.1
Net cash flow	0.8	(0.2)	1.5	(0.7)
Market performance	1.0	—	7.9	(1.4)
Effect of exchange rates	(7.8)	(4.0)	2.6	(4.9)
Other	—	(0.1)	(0.1)	(0.5)
AUM, end of period	$168.4	$144.6	$168.4	$144.6

Principal Asset Management Segment Summary Financial Data

The following table presents certain summary financial data relating to the Principal Asset Management segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2023	2022	(decrease)	2023	2022	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$2.3	$33.8	$(31.5)	$17.2	$74.2	$(57.0)
Fees and other revenues	526.5	499.7	26.8	1,517.4	1,604.1	(86.7)
Net investment income	140.0	249.5	(109.5)	513.6	763.0	(249.4)
Total operating revenues	668.8	783.0	(114.2)	2,048.2	2,441.3	(393.1)
Expenses:
Benefits, claims and settlement expenses	61.0	212.6	(151.6)	301.2	613.8	(312.6)
Liability for future policy benefits remeasurement gain	(0.3)	(1.7)	1.4	(0.1)	(4.7)	4.6
Operating expenses	384.1	364.3	19.8	1,143.7	1,139.9	3.8
Total expenses	444.8	575.2	(130.4)	1,444.8	1,749.0	(304.2)

Pre-tax operating earnings attributable to noncontrolling interest	1.6	1.8	(0.2)	5.0	5.9	(0.9)
Pre-tax operating earnings	$222.4	$206.0	$16.4	$598.4	$686.4	$(88.0)

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Pre-Tax Operating Earnings

Pre-tax operating earnings increased in our Principal Global Investors operations primarily due to an $18.2 million increase in performance fee revenue primarily in our real estate business, which was partially offset by $3.5 million lower management fee revenue due to mix of business changes.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased in our Principal Global Investors operations primarily due to $66.5 million lower management fee revenue as a result of decreased average AUM and $23.9 million lower performance fee revenue primarily in our real estate business.

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

The following table presents the Benefits and Protection segment premium and fees for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2023	2022	(decrease)	2023	2022	(decrease)

	(in millions)
Premium and fees:
Specialty Benefits	$771.3	$712.5	$58.8	$2,263.6	$2,081.8	$181.8
Life Insurance	241.8	243.9	(2.1)	695.6	707.0	(11.4)

The following table presents certain summary financial data relating to the Benefits and Protection segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2023	2022	(decrease)	2023	2022	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$899.3	$846.6	$52.7	$2,631.9	$2,471.2	$160.7
Fees and other revenues	113.6	109.7	3.9	326.8	317.2	9.6
Net investment income	138.5	129.5	9.0	421.4	444.1	(22.7)
Total operating revenues	1,151.4	1,085.8	65.6	3,380.1	3,232.5	147.6
Expenses:
Benefits, claims and settlement expenses	618.0	622.0	(4.0)	1,905.6	1,862.0	43.6
Dividends to policyholders	20.9	24.3	(3.4)	67.1	71.9	(4.8)
Liability for future policy benefits remeasurement (gain) loss	8.7	(52.8)	61.5	16.7	(46.4)	63.1
Operating expenses	334.8	310.5	24.3	997.5	912.8	84.7
Total expenses	982.4	904.0	78.4	2,986.9	2,800.3	186.6

Pre-tax operating earnings	$169.0	$181.8	$(12.8)	$393.2	$432.2	$(39.0)

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Pre-Tax Operating Earnings (Losses)

Pre-tax operating earnings in our Specialty Benefits business decreased $39.4 million primarily due to less favorable actuarial assumption updates in 2023 compared to 2022 and decreased $18.0 million resulting from increased operating expenses due to growth. The decreases were offset by a $58.8 million increase in premium and fees primarily due to growth in the business. Pre-tax operating earnings in our Life Insurance business decreased $12.0 million primarily due to unfavorable actuarial assumption updates in 2023 compared to favorable updates in 2022.

Operating Revenues

Premiums and fees increased primarily due to growth in our Specialty Benefits business.

Net investment income in our Specialty Benefits business increased $4.8 million due to higher variable investment income and $3.6 million from increased yields on invested assets.

Total Expenses

Benefits, claims and settlement expenses in our Specialty Benefits business increased $36.2 million due to growth in business, offset by $31.5 million in improved claims experience and $2.9 million due to more favorable actuarial assumption updates in 2023 compared to 2022. Benefits, claims and settlement expenses in our Life Insurance business decreased $6.1 million due to favorable actuarial assumption updates in 2023 compared to unfavorable actuarial assumption updates in 2022.

Liability for future policy benefits remeasurement (gain) loss changed due to unfavorable actuarial assumption updates in 2023 compared to favorable in 2022.

Operating expenses increased primarily due to growth in our Specialty Benefits business.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Pre-Tax Operating Earnings

Pre-tax operating earnings in our Specialty Benefits business increased $29.8 million due to elevated COVID-19 claims in 2022 compared to 2023 and $23.8 million due to growth in the business, offset by $39.4 million due to less favorable actuarial assumption updates in 2023 compared to 2022. Pre-tax operating earnings in our Life Insurance business decreased $20.3 million due to lower variable investment income, $15.8 million due to lower investment income in 2023 resulting from the impacts of reserve financing transactions that occurred in 2022 and $12.0 million due to unfavorable actuarial assumption updates in 2023 compared to favorable in 2022.

Operating Revenues

Premiums and fees increased primarily due to growth in our Specialty Benefits business.

Net investment income in our Specialty Benefits business decreased $15.6 million due to lower variable investment income, offset by $5.3 million from higher yields on invested assets and $1.3 million from growth of invested assets. Net investment income in our Life Insurance business decreased $20.3 million due to lower variable investment income, offset by $2.3 million from growth of invested assets.

Total Expenses

Benefits, claims and settlement expenses in our Specialty Benefits business increased $113.9 million from growth in the business, offset by $52.6 million in improved claims experience and $29.8 million in elevated COVID-19 claims in 2022 compared to 2023. Benefits, claims and settlement expenses in our Life Insurance business increased $36.9 million from mark-to-market changes on options associated with our indexed universal life insurance, offset by $27.6 million in elevated COVID-19 claims in 2022 compared to 2023.

Liability for future policy benefits remeasurement (gain) loss changed due to unfavorable actuarial assumption updates and model refinements in 2023 compared to favorable in 2022.

Operating expenses increased primarily due to growth in our Specialty Benefits business.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated:

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2023	2022	(decrease)	2023	2022	(decrease)

	(in millions)
Operating revenues:
Total operating revenues	$6.7	$(10.2)	$16.9	$48.9	$(4.9)	$53.8
Expenses:
Total expenses	115.7	91.1	24.6	350.8	327.4	23.4

Pre-tax operating earnings (losses) attributable to noncontrolling interest	5.8	(0.5)	6.3	6.4	50.4	(44.0)
Pre-tax operating losses	$(114.8)	$(100.8)	$(14.0)	$(308.3)	$(382.7)	$74.4

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Pre-Tax Operating Losses

Pre-tax operating losses increased primarily due to an increase in pension and OPEB expenses.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

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

We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised at inopportune times. For example, as of September 30, 2023, approximately $15.1 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain surrender charges and other provisions limiting early surrenders.

The following table summarizes the withdrawal characteristics of our domestic general account investment contracts as of September 30, 2023.

	Contractholder funds,
	net of reinsurance	Percentage
	(in millions)
Not subject to discretionary withdrawal	$16,102.1	58.2%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	7,233.7	26.1
Market value adjustments	4,336.5	15.7
Subject to discretionary withdrawal without adjustments	0.7	—
Total domestic investment contracts	$27,673.0	100.0%

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

We had the following short-term credit available with various financial institutions as of September 30, 2023:

				Amount
Obligor/Applicant	Financing structure	Maturity	Capacity	outstanding (3)

			(in millions)
Principal Life (1)	Credit facility	October 2027	$800.0	$—
Principal International Chile (2)	Unsecured lines of credit		130.5	21.2
Other short-term borrowings	Uncollateralized debt		2.6	2.6
Total			$933.1	$23.8
(1)	The credit facility is supported by sixteen banks.
(2)	The unsecured lines of credit can be used for repurchase agreements or other borrowings. Each line has a maturity of less than one year.
(3)	The amount outstanding is reported in short-term debt on the consolidated statements of financial position.

The revolving credit facility is committed and available for general corporate purposes. The credit facility also provides 100% back-stop support for our commercial paper program, of which we had no outstanding balances as of September 30, 2023 and December 31, 2022. Most of the banks supporting the credit facility have other relationships with us. Due to the financial strength and the strong relationships we have with these providers, we are comfortable we have very low risk the financial institutions would be unable or unwilling to fund this facility.

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

Total stockholder dividends paid by Principal Life to its parent for the nine months ended September 30, 2023, were $725.0 million, all of which was extraordinary and approved by the Commissioner. As of September 30, 2023, we had $2,435.9 million of cash and liquid assets held in our holding companies and other subsidiaries, which is available for corporate purposes. Corporate balances held in foreign holding companies meet the indefinite reinvestment exception.

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

Net cash provided by operating activities was $2,848.4 million and $2,009.7 million for the nine months ended September 30, 2023 and 2022, respectively. Our insurance business typically generates positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The increase in cash provided by operating activities was primarily due to fluctuations in receivables and payables associated with the timing of settlements in 2023 as compared to 2022, and net sales of fixed maturity trading securities in 2023 as compared to net purchases in 2022.

Net cash used in investing activities was $1,131.9 million for the nine months ended September 30, 2023, compared to net cash provided by investing activities of $490.0 million for the nine months ended September 30, 2022. The increase in cash used in investing activities was due to net purchases of available-for sale securities in 2023 compared to net sales and maturities of available-for sale securities in 2022, our 2023 settlement for our acquisition of an interest in CCB Pension Management Co., Ltd., and net purchases of real estate in 2023 compared to net sales of real estate in 2022. These were partially offset by lower net acquisitions and originations of mortgage loans in 2023 compared to 2022. The 2022 portfolio changes are due in part to the Reinsurance Transaction and the associated funds withheld portfolio activity.

Net cash used in financing activities was $2,000.2 million and $592.1 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in cash used in financing activities was due to a decrease in banking operation deposits in 2023 as compared to 2022 due to interest rate changes and outflows to higher rate alternatives and net investment contract withdrawals in 2023 compared to net deposits in 2022, most pronounced in large market cases. The increase in cash used was partially offset by decreased share repurchases in 2023 as compared to 2022 due to the accelerated share repurchase program in the prior year.

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

	September 30, 2023	December 31, 2022

	(in millions)
Summary Statements of Financial Position Information:
Total investments	$478.0	$320.7
Cash and cash equivalents	888.7	952.0
Goodwill	618.5	618.5
Other intangibles	426.3	447.4
Other assets	408.9	385.4
Due from non-obligor subsidiaries	62.9	47.7
Total assets	2,923.2	2,789.5
Long-term debt	3,927.2	3,929.2
Other liabilities	404.9	584.6
Due to non-obligor subsidiaries	977.6	793.9
Total liabilities	5,474.8	5,371.1

	For the nine months ended	For the year ended
	September 30, 2023	December 31, 2022

	(in millions)
Summary Statements of Operations Information:
Total revenues	$46.2	$(7.5)
Total expenses	385.7	524.2
Net loss	(318.3)	(462.1)

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

Short-Term Debt. The components of short-term debt were as follows:

	September 30, 2023	December 31, 2022

	(in millions)
Other recourse short-term debt	$23.8	$80.7
Total short-term debt	$23.8	$80.7

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

Stockholders’ Equity. The following table summarizes our return of capital to common stockholders.

	For the nine months ended	For the year ended
	September 30, 2023	December 31, 2022

	(in millions)
Dividends to stockholders	$466.5	$642.3
Repurchase of common stock (1)	492.7	1,661.1
Total cash returned to common stockholders	$959.2	$2,303.4
(1)	Includes common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.

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

Capitalization

The following table summarizes our capital structure:

	September 30, 2023	December 31, 2022

	($ in millions)
Debt:
Short-term debt	$23.8	$80.7
Long-term debt	3,930.2	3,997.0
Total debt	3,954.0	4,077.7

Total stockholders’ equity attributable to PFG	10,671.6	9,976.7
Total capitalization	$14,625.6	$14,054.4
Debt to equity	37%	41%
Debt to capitalization	27%	29%

Contractual Obligations and Contractual Commitments

As of September 30, 2023, we had no unique material cash requirements from known contractual and other obligations.

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

Guarantees and Indemnifications. As of September 30, 2023, no significant changes to guarantees and indemnifications have occurred since December 31, 2022. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 14, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

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

	A.M. Best	Fitch	Moody’s	S&P
Last review date	March 2023	June 2023	January 2022	April 2023
Current outlook	Stable	Stable	Stable	Stable
Principal Financial Group
Senior Unsecured Debt	a	A-	Baa1	A-
Junior Subordinated Debt	a-		Baa2	BBB
Long-Term Issuer Default Rating		A
Principal Life Insurance Company
Insurer Financial Strength	A+	AA-	A1	A+
Issuer Credit Rating	aa
Commercial Paper	AMB‑1+		P-1	A-1+
Principal National Life Insurance Company
Insurer Financial Strength	A+	AA-	A1	A+

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

As of September 30, 2023, 45% of our net assets (liabilities) were Level 1, 51% were Level 2 and 4% were Level 3. Excluding separate account assets as of September 30, 2023, 3% of our net assets (liabilities) were Level 1, 86% were Level 2 and 11% were Level 3.

As of December 31, 2022, 43% of our net assets (liabilities) were Level 1, 54% were Level 2 and 3% were Level 3. Excluding separate account assets as of December 31, 2022, 4% of our net assets (liabilities) were Level 1, 88% were Level 2 and 8% were Level 3.

Changes in Level 3 Fair Value Measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2023, were $8,389.2 million as compared to $6,842.2 million as of December 31, 2022. The increase was primarily related to net purchases and transfers into Level 3 for certain fixed maturities, available-for-sale and an increase in the embedded derivative related to the funds withheld agreement.

Investments

We had total consolidated assets as of September 30, 2023, of $287,948.0 million, of which $93,982.8 million were invested assets. A portion of our invested assets represent funds withheld backing reserves as part of a coinsurance with funds withheld reinsurance agreement. The funds withheld assets and associated net investment income and net realized capital gains (losses) are not included in the discussions below as the investment risk is passed to the reinsurer. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 10, Reinsurance” for more information on the funds withheld assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk; therefore, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of September 30, 2023, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and commercial mortgage loans.

	September 30, 2023
	Investments
	excluding	Funds
	funds withheld	withheld	Total

	(in millions)
Fixed maturities	$47,309.6	$14,994.6	$62,304.2
Equity securities	1,759.9	0.3	1,760.2
Mortgage loans	17,701.1	2,527.9	20,229.0
Real estate	2,320.9	—	2,320.9
Policy loans	799.3	—	799.3
Other investments	6,135.1	434.1	6,569.2
Total invested assets	76,025.9	17,956.9	93,982.8
Cash and cash equivalents	3,817.4	746.9	4,564.3
Total invested assets and cash	$79,843.3	$18,703.8	$98,547.1

	December 31, 2022
	Investments
	excluding	Funds
	funds withheld	withheld	Total

	(in millions)
Fixed maturities	$47,856.3	$15,794.3	$63,650.6
Equity securities	1,697.6	11.0	1,708.6
Mortgage loans	17,819.0	2,810.8	20,629.8
Real estate	2,239.7	—	2,239.7
Policy loans	784.7	—	784.7
Other investments	5,942.2	179.8	6,122.0
Total invested assets	76,339.5	18,795.9	95,135.4
Cash and cash equivalents	3,085.1	1,762.9	4,848.0
Total invested assets and cash	$79,424.6	$20,558.8	$99,983.4

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

	For the three months ended September 30,						For the nine months ended September 30,
	2023		2022		Increase (decrease)		2023		2022		Increase (decrease)
	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

	($ in millions)
Fixed maturities	4.5%	$601.1	4.0%	$518.8	0.5%	$82.3	4.6%	$1,837.5	3.9%	$1,528.4	0.7%	$309.1
Equity securities (1)	0.6	2.6	(0.8)	(3.1)	1.4	5.7	2.6	33.4	(0.9)	(12.8)	3.5	46.2
Mortgage loans — commercial	4.0	140.4	3.8	131.9	0.2	8.5	4.0	416.9	4.1	408.5	(0.1)	8.4
Mortgage loans — residential	4.5	42.5	6.7	61.1	(2.2)	(18.6)	5.1	145.7	6.5	171.9	(1.4)	(26.2)
Real estate	9.2	53.4	5.3	27.9	3.9	25.5	7.1	121.2	13.8	218.1	(6.7)	(96.9)
Policy loans	5.3	10.6	4.9	8.8	0.4	1.8	5.2	30.7	4.7	27.0	0.5	3.7
Cash and cash equivalents	6.1	50.6	2.2	16.6	3.9	34.0	4.9	128.0	1.2	24.2	3.7	103.8
Other investments	9.7	149.3	13.3	186.1	(3.6)	(36.8)	9.4	425.9	14.9	579.6	(5.5)	(153.7)
Total	4.9	1,050.5	4.6	948.1	0.3	102.4	4.9	3,139.3	4.8	2,944.9	0.1	194.4
Investment expenses	(0.3)	(61.3)	(0.2)	(36.4)	(0.1)	(24.9)	(0.3)	(175.3)	(0.1)	(87.8)	(0.2)	(87.5)
Net investment income	4.6%	$989.2	4.4%	$911.7	0.2%	$77.5	4.6%	$2,964.0	4.7%	$2,857.1	(0.1)%	$106.9
(1)	Negative in 2022 due to negative market performance on non-OPEB mutual funds and required regulatory investments.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Net investment income increased primarily due to higher fixed maturity, cash and commercial mortgage yields and sales of certain value-add real estate in our U.S. operations. These increases were partially offset by lower inflation-based investment returns on Latin America average invested assets.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Net investment income increased primarily due to higher fixed maturity and cash yields. The increases in yields were partially offset by lower income associated with derivatives in fair value hedges, lower value-add real estate sales in our U.S. operations and lower inflation-based investment returns on Latin America average invested assets.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains and losses for the periods indicated. The amounts below do not include net realized capital gains (losses) on funds withheld assets that are not passed to the reinsurer, which are separately reported on the consolidated statements of operations.

	For the three months ended September 30,			For the nine months ended September 30,
			Increase			Increase
	2023	2022	(decrease)	2023	2022	(decrease)

	(in millions)
Fixed maturities, available-for-sale – credit gains (losses), including credit sales (1)	$1.0	$(1.2)	$2.2	$(37.4)	$(24.0)	$(13.4)
Commercial mortgage loans – credit losses	(5.7)	(1.3)	(4.4)	(27.9)	(23.0)	(4.9)
Other ̶ credit gains (losses)	(2.4)	(1.2)	(1.2)	(3.0)	0.6	(3.6)
Fixed maturities, available-for-sale and trading – noncredit	(15.7)	(37.5)	21.8	(37.4)	(140.9)	103.5
Derivatives and related hedge activities	91.3	81.2	10.1	59.7	194.1	(134.4)
Other gains (losses)	110.8	(67.4)	178.2	86.5	(360.2)	446.7
Net realized capital gains (losses) (2)	$179.3	$(27.4)	$206.7	$40.5	$(353.4)	$393.9
(1)	Includes credit sales, adjustments to the credit loss valuation allowance, write-offs and recoveries on available-for-sale securities.
(2)	Net realized capital gains (losses) can be volatile due to credit losses from invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Net realized capital gains increased primarily due to increased gains on equity real estate sales, increased gains on non-hedged interest rate derivatives due to changes in rates, reduced losses on equity securities and sponsored investment funds due to equity market movement and reduced losses from non-credit available-for-sale fixed maturities. These increases were partially offset by increased losses on currency derivatives due to changes in rates.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Net realized capital gains increased primarily due to increased gains on equity real estate sales, increased gains on non-hedged interest rate derivatives due to changes in rates, reduced losses on equity securities and sponsored investment funds due to equity market movement, reduced losses from non-credit available-for-sale fixed maturities and decreased losses from GMWB embedded derivatives, including changes in the spread reflecting our own creditworthiness, and related hedging instruments. These increases were partially offset by increased losses on currency derivatives due to changes in rates and increased losses from a 2023 residential whole loan deconsolidation.

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

Of our invested assets, $69,165.6 million were held by our U.S. operations as of September 30, 2023. Our U.S. invested assets are managed primarily by Principal Global Investors. Our Investment Committee, appointed by our Board, is responsible for establishing investment policies and monitoring risk limits and tolerances. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect customers’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

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

We purchase credit default swaps to hedge certain credit exposures in our investment portfolio. We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $85.0 million and $130.0 million as of September 30, 2023 and December 31, 2022, respectively. We sell credit default swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 4, Derivative Financial Instruments” under the caption, “Credit Derivatives Sold.”

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

	Weighted average loan-to-value ratio		Debt service coverage ratio
	September 30, 2023	December 31, 2022	September 30, 2023		December 31, 2022
New mortgages	47%	50%	1.4	x	2.3	x
Entire mortgage portfolio	47%	46%	2.5	x	2.5	x

We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, were $2,298.0 million and 4.1%, respectively, as of September 30, 2023, and $2,539.0 million and 3.9%, respectively, as of December 31, 2022. In addition, the amortized cost and weighted average yield of RMBS, residential collateralized mortgage obligations, and asset-backed securities - home equity with material prepayment risk were $6,577.5 million and 3.5%, respectively, as of September 30, 2023, and $5,546.1 million and 2.9%, respectively, as of December 31, 2022.

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

Overall Composition of U.S. Invested Assets

As shown in the following table, the major categories of U.S. invested assets are fixed maturities and mortgage loans.

	September 30, 2023		December 31, 2022
	Carrying amount	% of total	Carrying amount	% of total

	($ in millions)
Fixed maturities	$44,677.5	65%	$44,745.4	65%
Equity securities	662.6	1	532.2	1
Mortgage loans	16,761.6	24	16,866.3	25
Real estate	2,318.8	3	2,237.4	3
Policy loans	784.2	1	770.2	1
Other investments	3,960.9	6	3,745.7	5
Total invested assets	69,165.6	100%	68,897.2	100%
Cash and cash equivalents	3,495.8		2,894.5
Total invested assets and cash	$72,661.4		$71,791.7

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities.

Fixed maturities were diversified by category of issuer, as shown in the following table for the periods indicated.

	September 30, 2023		December 31, 2022
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total

	($ in millions)
U.S. government and agencies	$1,237.7	3%	$1,432.4	3%
Non-U.S. governments	357.2	1	400.0	1
States and political subdivisions	4,798.9	11	4,544.9	10
Corporate - public	13,424.2	30	15,661.4	35
Corporate - private	10,078.8	23	9,144.4	20
Residential mortgage-backed pass-through securities	2,683.5	5	2,172.3	5
Commercial mortgage-backed securities	3,729.8	8	3,861.9	9
Residential collateralized mortgage obligations	2,974.6	7	2,666.9	6
Asset-backed securities	5,392.8	12	4,861.2	11
Total fixed maturities	$44,677.5	100%	$44,745.4	100%

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 14.0% of total fixed maturities as of both September 30, 2023 and December 31, 2022. It is comprised of corporate and foreign government fixed maturities.

	September 30, 2023	December 31, 2022

	(in millions)
European Union	$1,595.9	$1,547.7
Australia/New Zealand	1,291.2	1,283.4
United Kingdom	967.8	1,167.4
Latin America	944.2	1,023.3
Asia-Pacific	542.2	584.7
Middle East and Africa	425.1	424.5
Europe, non-European Union	249.0	302.5
Other	126.7	137.3
Total	$6,142.1	$6,470.8

International fixed maturities exposure is determined by the country of risk of the obligor entity. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of September 30, 2023 and December 31, 2022, our investments in Canada totaled $923.1 million and $982.9 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The top 10 exposures comprised 4.8% of single-name credit fixed maturity exposures as of both September 30, 2023 and December 31, 2022.

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

	September 30, 2023			December 31, 2022
			Percent of			Percent of
	Amortized	Carrying	carrying	Amortized	Carrying	carrying
NAIC designation	cost	amount	amount	cost	amount	amount

	($ in millions)
1	$33,888.3	$29,769.9	67%	$32,398.0	$29,011.9	65%
2	13,487.1	11,880.9	26	14,143.5	12,735.3	28
3	2,808.2	2,621.1	6	2,871.9	2,656.1	6
4	405.3	364.1	1	357.0	312.1	1
5	11.7	9.9	—	15.3	14.5	—
6	40.2	31.6	—	20.2	15.5	—
Total fixed maturities	$50,640.8	$44,677.5	100%	$49,805.9	$44,745.4	100%

Fixed maturities included 37 securities with an amortized cost of $393.8 million, gross gains of $2.4 million, gross losses of $14.6 million, valuation allowance of $3.7 million and a carrying amount of $377.9 million as of September 30, 2023, that were still pending a review and assignment of a designation by the SVO or NRSRO ratings to be assigned. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, or NRSRO ratings that have expired or been withdrawn, we will always have securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent designation is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities. As of September 30, 2023, based on amortized cost, 98% of our CMBS portfolio had an NAIC designation of 1.

The following table presents our exposure by credit quality based on NAIC designations for our CMBS portfolio as of the periods indicated.

	September 30, 2023		December 31, 2022
	Amortized	Carrying	Amortized	Carrying
NAIC designation	cost	amount	cost	amount

	(in millions)
1	$4,269.4	$3,675.4	$4,340.6	$3,801.5
2	70.2	51.4	70.8	55.8
3	3.4	1.9	2.2	1.9
4	—	—	3.9	2.4
5	0.6	0.8	—	—
6	0.6	0.3	0.6	0.3
Total (1)	$4,344.2	$3,729.8	$4,418.1	$3,861.9
(1)	The CMBS portfolio included agency CMBS with a $449.9 million amortized cost and a $413.1 million carrying amount as of September 30, 2023, and a $508.4 million amortized cost and a $473.0 million carrying amount as of December 31, 2022.

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

	September 30, 2023	December 31, 2022

	($ in millions)
Total fixed maturities	$44,677.5	$44,745.4
Problem fixed maturities (1)	$26.7	$20.9
Potential problem fixed maturities	55.1	21.8
Total problem, potential problem and restructured fixed maturities	$81.8	$42.7
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	0.18%	0.10%
(1)	The problem fixed maturities carrying amount is net of the credit loss valuation allowance.

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

The net realized loss relating to the change in the allowance for credit loss and credit related sales of fixed maturities was $0.4 million and $6.9 million for the three months ended September 30, 2023 and 2022, respectively, and $42.4 million and $26.5 million for the nine months ended September 30, 2023 and 2022, respectively.

Fixed Maturities Available-for-Sale

The following tables present our fixed maturities available-for-sale by industry category, as of the periods indicated.

	September 30, 2023
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount

	(in millions)
Finance — Banking	$2,035.6	$0.5	$239.2	$—	$1,796.9
Finance — Brokerage	694.8	1.3	101.9	—	594.2
Finance — Finance Companies	339.5	—	65.9	—	273.6
Finance — Financial Other	1,241.7	5.6	179.3	—	1,068.0
Finance — Insurance	1,815.9	10.1	235.5	—	1,590.5
Finance — Real estate investment trusts (“REITs”)	1,715.3	—	254.2	—	1,461.1
Industrial — Basic Industry	1,226.0	4.4	133.7	—	1,096.7
Industrial — Capital Goods	1,420.0	4.3	169.5	—	1,254.8
Industrial — Communications	2,269.1	22.9	253.4	—	2,038.6
Industrial — Consumer Cyclical	1,168.3	1.8	139.5	3.8	1,026.8
Industrial — Consumer Non-Cyclical	3,082.5	7.1	327.1	—	2,762.5
Industrial — Energy	1,915.7	24.6	193.1	—	1,747.2
Industrial — Other	718.4	0.1	54.3	—	664.2
Industrial — Technology	1,347.1	2.1	170.7	—	1,178.5
Industrial — Transportation	1,611.0	3.0	193.5	—	1,420.5
Utility — Electric	2,908.9	5.1	440.3	—	2,473.7
Utility — Natural Gas	380.7	0.2	73.4	—	307.5
Utility — Other	271.5	—	45.0	—	226.5
Government guaranteed	273.8	6.7	22.8	—	257.7
Total corporate securities	26,435.8	99.8	3,292.3	3.8	23,239.5

Residential mortgage-backed pass-through securities	2,966.6	—	293.1	—	2,673.5
Commercial mortgage-backed securities	4,290.9	—	614.4	—	3,676.5
Residential collateralized mortgage obligations	3,513.6	—	549.0	0.1	2,964.5
Asset-backed securities — Home equity (1)	66.1	1.7	4.5	—	63.3
Asset-backed securities — All other	2,021.1	0.6	105.6	—	1,916.1
Collateralized debt obligations — Credit	16.7	—	5.1	—	11.6
Collateralized debt obligations — Loans	3,412.0	6.1	35.1	—	3,383.0
Total mortgage-backed and other asset-backed securities	16,287.0	8.4	1,606.8	0.1	14,688.5

U.S. government and agencies	1,285.0	—	112.7	—	1,172.3
States and political subdivisions	5,803.2	1.6	1,010.0	—	4,794.8
Non-U.S. governments	402.8	12.8	60.2	—	355.4
Total fixed maturities, available-for-sale	$50,213.8	$122.6	$6,082.0	$3.9	$44,250.5
(1)	This exposure is all related to sub-prime mortgage loans.

	December 31, 2022
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount

	(in millions)
Finance — Banking	$2,396.8	$3.7	$234.6	$—	$2,165.9
Finance — Brokerage	667.3	1.6	88.4	—	580.5
Finance — Finance Companies	338.6	—	61.9	—	276.7
Finance — Financial Other	1,120.5	1.5	162.6	—	959.4
Finance — Insurance	1,882.8	27.2	190.9	—	1,719.1
Finance — REITs	1,785.4	0.4	237.6	—	1,548.2
Industrial — Basic Industry	1,220.6	10.6	116.7	—	1,114.5
Industrial — Capital Goods	1,518.7	5.5	158.5	—	1,365.7
Industrial — Communications	2,286.8	47.4	219.1	—	2,115.1
Industrial — Consumer Cyclical	1,216.9	5.5	135.0	—	1,087.4
Industrial — Consumer Non-Cyclical	3,329.2	15.4	292.9	—	3,051.7
Industrial — Energy	1,872.0	39.9	159.2	—	1,752.7
Industrial — Other	807.9	0.7	65.9	—	742.7
Industrial — Technology	1,392.8	2.6	153.1	—	1,242.3
Industrial — Transportation	1,637.0	5.4	176.2	—	1,466.2
Utility — Electric	2,886.8	17.8	382.2	—	2,522.4
Utility — Natural Gas	389.3	0.7	58.9	—	331.1
Utility — Other	359.8	—	66.3	—	293.5
Government guaranteed	171.8	10.3	13.3	—	168.8
Total corporate securities	27,281.0	196.2	2,973.3	—	24,503.9

Residential mortgage-backed pass-through securities	2,348.8	5.8	187.6	—	2,167.0
Commercial mortgage-backed securities	4,334.7	—	556.2	—	3,778.5
Residential collateralized mortgage obligations	3,113.8	2.6	451.8	0.1	2,664.5
Asset-backed securities — Home equity (1)	73.5	1.6	2.9	—	72.2
Asset-backed securities — All other	1,662.1	—	125.2	—	1,536.9
Collateralized debt obligations — Credit	16.8	—	5.2	—	11.6
Collateralized debt obligations — CMBS	—	0.3	—	—	0.3
Collateralized debt obligations — Loans	3,264.7	1.1	108.9	—	3,156.9
Total mortgage-backed and other asset-backed securities	14,814.4	11.4	1,437.8	0.1	13,387.9

U.S. government and agencies	1,443.9	0.1	90.2	—	1,353.8
States and political subdivisions	5,281.8	9.8	751.4	—	4,540.2
Non-U.S. governments	423.0	18.8	44.0	—	397.8
Total fixed maturities, available-for-sale	$49,244.1	$236.3	$5,296.7	$0.1	$44,183.6
(1)	This exposure is all related to sub-prime mortgage loans.

Of the $6,082.0 million in gross unrealized losses as of September 30, 2023, $13.6 million in losses were attributed to securities scheduled to mature in one year or less, $407.2 million attributed to securities scheduled to mature between one to five years, $1,009.1 million attributed to securities scheduled to mature between five to ten years, $3,045.3 million attributed to securities scheduled to mature after ten years and $1,606.8 million related to mortgage-backed and other ABS that are not classified by maturity year. As of September 30, 2023, we were in a $5,959.4 million net unrealized loss position as compared to a $5,060.4 million net unrealized loss position as of December 31, 2022. The $899.0 million increase in net unrealized loss for the nine months ended September 30, 2023, can be attributed to an increase in interest rates, partially offset by a tightening of spreads.

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

The following table presents our fixed maturities available-for-sale by investment grade and below investment grade as of the periods indicated.

	September 30, 2023					December 31, 2022
		Gross	Gross	Allowance			Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount	cost	gains	losses	loss	amount

	(in millions)
Investment grade:
Public	$37,033.8	$98.8	$4,617.5	$0.1	$32,515.0	$37,338.9	$217.2	$3,951.8	$0.1	$33,604.2
Private	10,057.3	17.2	1,223.0	—	8,851.5	8,752.7	11.2	1,070.8	—	7,693.1
Below investment grade:
Public	1,488.6	1.7	215.5	—	1,274.8	1,728.2	5.5	245.3	—	1,488.4
Private	1,634.1	4.9	26.0	3.8	1,609.2	1,424.3	2.4	28.8	—	1,397.9
Total fixed maturities, available-for-sale	$50,213.8	$122.6	$6,082.0	$3.9	$44,250.5	$49,244.1	$236.3	$5,296.7	$0.1	$44,183.6

Included in the public category as of September 30, 2023 and December 31, 2022, were $11,257.9 million and $10,829.2 million, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

The following tables present the fair value and the gross unrealized losses on our fixed maturities available-for-sale for which an allowance for credit loss has not been recorded by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2023 and December 31, 2022, respectively.

	September 30, 2023
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$391.1	$11.5	$766.3	$101.2	$1,157.4	$112.7
Non-U.S. governments	50.9	5.5	193.5	54.8	244.4	60.3
States and political subdivisions	1,190.8	100.5	3,356.7	909.6	4,547.5	1,010.1
Corporate	4,846.2	247.2	15,435.9	3,045.0	20,282.1	3,292.2
Residential mortgage-backed pass-through securities	1,427.6	63.7	1,232.8	229.5	2,660.4	293.2
Commercial mortgage-backed securities	365.7	12.1	3,274.0	598.5	3,639.7	610.6
Collateralized debt obligations (2)	204.1	2.2	2,179.5	38.0	2,383.6	40.2
Other debt obligations	1,366.8	48.2	3,204.8	612.8	4,571.6	661.0
Total fixed maturities, available-for-sale	$9,843.2	$490.9	$29,643.5	$5,589.4	$39,486.7	$6,080.3
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

	December 31, 2022
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$1,142.3	$48.4	$181.5	$41.8	$1,323.8	$90.2
Non-U.S. governments	253.1	38.1	17.2	6.1	270.3	44.2
States and political subdivisions	3,703.9	625.8	382.6	125.6	4,086.5	751.4
Corporate	18,548.4	2,352.8	2,407.8	620.4	20,956.2	2,973.2
Residential mortgage-backed pass-through securities	1,149.9	88.7	573.5	104.5	1,723.4	193.2
Commercial mortgage-backed securities	2,720.5	352.4	986.6	201.8	3,707.1	554.2
Collateralized debt obligations (2)	1,813.1	63.9	1,207.2	50.1	3,020.3	114.0
Other debt obligations	1,976.3	197.6	1,895.6	377.0	3,871.9	574.6
Total fixed maturities, available-for-sale	$31,307.5	$3,767.7	$7,652.0	$1,527.3	$38,959.5	$5,295.0
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

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

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 26% of our commercial mortgage loan portfolio before valuation allowance as of both September 30, 2023 and December 31, 2022. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The typical borrower in our commercial mortgage loan portfolio is a single purpose entity or single asset entity. As of September 30, 2023 and December 31, 2022, the total number of commercial mortgage loans outstanding were 597 and 656, of which 39% and 43% were for loans with principal balances less than $10.0 million as of September 30, 2023 and December 31, 2022, respectively. The average loan size of our commercial mortgage portfolio was $22.7 million and $20.7 million as of September 30, 2023 and December 31, 2022, respectively.

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

We had four problem commercial mortgage loans with a carrying amount of $129.0 million for which we had a valuation allowance of $28.1 million and one potential problem commercial mortgage loan with a carrying amount of $12.4 million for which we had a valuation allowance of $12.4 million as of September 30, 2023. We also had two problem commercial mortgage loans with a carrying amount of $43.8 million for which we also had a valuation allowance of $28.3 million as of December 31, 2022.

	September 30, 2023	December 31, 2022

	($ in millions)
Total commercial mortgage loans	$13,420.5	$13,487.5
Problem commercial mortgage loans	24.9	—
Restructured problem commercial mortgage loans	76.0	15.5
Total problem, potential problem and restructured commercial mortgage loans	$100.9	$15.5
Total problem, potential problem and restructured commercial mortgage loans as a percent of total commercial mortgage loans	0.75%	0.11%

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

Real Estate

Real estate consists primarily of commercial equity real estate. As of September 30, 2023 and December 31, 2022, the carrying amount of our equity real estate investment was $2,318.8 million and $2,237.4 million, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” The carrying value of real estate held for investment is generally adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized capital losses in our consolidated results of operations. No such impairment adjustments were recorded for the nine months ended September 30, 2023 or for the year ended December 31, 2022.

Once we identify a real estate property to be sold and it is probable that it will be sold, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. The valuation allowance did not change for the nine months ended September 30, 2023 or for the year ended December 31, 2022.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country. As of September 30, 2023, our largest equity real estate portfolio concentration was in the Pacific (45%) region of the United States. By property type, our largest concentrations were in Apartments (34%) and Industrial (32%) as of September 30, 2023.

Other Investments

Our other investments totaled $3,960.9 million as of September 30, 2023, compared to $3,745.7 million as of December 31, 2022. Other investments include interests in unconsolidated entities, which include real estate properties owned jointly with venture partners and operated by the partners; sponsored investment funds; the cash surrender value of company owned and trust owned life insurance; derivative assets and other investments.

International Investment Operations

Of our invested assets, $6,860.3 million were held by our Principal International operations as of September 30, 2023. The assets are primarily managed by the local Principal International affiliate. Due to the regulatory constraints in each location, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets is fixed maturities. The following table excludes invested assets of the separate accounts.

	September 30, 2023		December 31, 2022
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total

	($ in millions)
Fixed maturities	$2,632.1	39%	$3,110.9	42%
Equity securities	1,097.3	16	1,165.4	16
Mortgage loans	939.5	14	952.7	13
Real estate	2.1	—	2.3	—
Policy loans	15.1	—	14.5	—
Other investments:
Direct financing leases	632.9	9	664.4	9
Investment in unconsolidated operating entities	1,115.9	16	1,092.3	14
Derivative assets and other investments	425.4	6	439.8	6
Total invested assets	6,860.3	100%	7,442.3	100%
Cash and cash equivalents	321.6		190.6
Total invested assets and cash	$7,181.9		$7,632.9

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

Guaranteed Minimum Interest Rate Exposure. The following table provides detail on the differences between the interest rates being credited to contractholders as of September 30, 2023, and the respective GMIRs. Amounts for contracts without significant fee revenues such as GICs, funding agreements, retail fixed income annuities and guaranteed pension contracts are excluded. Additionally, amounts for contracts that are reinsured as part of the Reinsurance Transaction are also excluded. Account values are broken down by GMIR level within the Retirement and Income Solutions and Benefits and Protection segments.

	Account values (1)
		Excess of crediting rates over GMIR:
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total

	($ in millions)
Guaranteed minimum interest rate
Retirement and Income Solutions
Up to 1.00%	$25.8	$3.7	$105.4	$1,048.5	$303.8	$1,487.2
1.01% - 2.00%	5.7	5,519.6	1,172.4	—	1,454.4	8,152.1
2.01% - 3.00%	703.7	0.1	0.8	25.7	497.0	1,227.3
3.01% - 4.00%	7.6	—	—	—	—	7.6
4.01% and above	18.0	—	—	—	—	18.0
Subtotal	760.8	5,523.4	1,278.6	1,074.2	2,255.2	10,892.2

Benefits and Protection
Up to 1.00%	—	0.5	16.7	—	1.7	18.9
1.01% - 2.00%	—	—	—	4.8	405.6	410.4
2.01% - 3.00%	7.1	10.0	121.0	346.6	0.6	485.3
3.01% - 4.00%	1,606.5	46.9	42.0	26.3	3.2	1,724.9
4.01% and above	37.7	12.1	3.4	1.5	—	54.7
Subtotal	1,651.3	69.5	183.1	379.2	411.1	2,694.2

Total	$2,412.1	$5,592.9	$1,461.7	$1,453.4	$2,666.3	$13,586.4
Percentage of total	17.8%	41.1%	10.8%	10.7%	19.6%	100.0%
(1)	Includes only the account values, net of the account values with associated policy loans, for products with GMIRs and discretionary crediting rates, excluding amounts for contracts that are reinsured as part of the Reinsurance Transaction.

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

We estimate a hypothetical 100 basis point immediate, parallel increase in interest rates would reduce the net reported fair value of our financial assets and derivatives by $2,421.1 million as of September 30, 2023, compared to $2,446.9 million as of December 31, 2022. This estimate only reflects the change in fair value for financial assets and derivatives reported at fair value on our consolidated statements of financial position. Assets and liabilities not reported at fair value on our consolidated statements of financial position – including mortgage loans, liabilities relating to insurance contracts, investment contracts, debt and bank deposits – are excluded from this sensitivity analysis. We believe the excluded liability items would economically serve as a partial offset to the net interest rate risk of the financial instruments included in the sensitivity analysis. Separate account assets and liabilities are also excluded from this estimate, as any interest rate risk is borne by the holder of the separate account. Assets backing reserves as part of a coinsurance with funds withheld agreement are excluded from this estimate, as any interest rate risk is passed to the reinsurer. For more information on fair value measurements, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Fair Value Measurements” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We estimate as of September 30, 2023, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency-denominated instruments identified above because we effectively hedge foreign currency-denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2022. However, fluctuations in foreign currency exchange rates do affect the translation of segment pre-tax operating earnings and equity of our international operations into our consolidated financial statements.

For our Principal International operations, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $294.5 million, or 10.0%, reduction in the total equity excluding noncontrolling interests of our international operations as of September 30, 2023, as compared to an estimated $258.5 million, or 10.0%, reduction as of December 31, 2022. We estimate a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in an $8.8 million, or 12.0%, reduction in segment pre-tax operating earnings of our international operations for the three months ended September 30, 2023, as compared to an estimated $8.3 million, or 13.0%, reduction for the three months ended September 30, 2022. In addition, we estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $26.4 million, or 12.0%, reduction in segment pre-tax operating earnings of our international operations for the nine months ended September 30, 2023, as compared to an estimated $27.3 million, or 12.0%, reduction for the nine months ended September 30, 2022.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. We did not have currency swap agreements associated with foreign-denominated liabilities as of September 30, 2023 and December 31, 2022. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $1,540.0 million and $1,389.8 million as of September 30, 2023 and December 31, 2022, respectively.

With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our Principal International operations had currency swaps with a notional amount of $217.3 million and $244.9 million as of September 30, 2023 and December 31, 2022, respectively. Our Principal International operations also utilized currency forwards with a notional amount of $726.8 million and $672.5 million as of September 30, 2023 and December 31, 2022, respectively.

We use currency forwards to hedge currency risk associated with expected cash flows in our foreign operations. We held currency forwards with a notional of $204.7 million and $388.5 million as of September 30, 2023 and December 31, 2022, respectively.

Additionally, we use currency forwards to hedge net equity investments in our foreign operations, including certain sponsored investment funds. We held currency forwards with a notional amount of $31.0 million and $30.1 million as of September 30, 2023 and December 31, 2022, respectively.

We also use currency forwards to hedge certain foreign-denominated investments in our domestic operations. We held currency forwards with a notional amount of $54.2 million and $32.0 million as of September 30, 2023 and December 31, 2022, respectively.

Equity Risk

Equity risk is the risk we will incur economic losses due to adverse fluctuations in equity markets. As of September 30, 2023 and December 31, 2022, the fair value of our equity securities was $1,760.2 million and $1,708.6 million, respectively. We estimate a 10% decline in the prices of the equity securities would result in a decline in fair value of our equity securities of $176.0 million as of September 30, 2023, as compared to a decline in fair value of our equity securities of $170.9 million as of December 31, 2022.

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

Use of Derivatives to Manage Equity Risk. We economically hedge the universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product’s profile or selling options to offset existing exposures. We economically hedge RILA exposure using options and futures. We economically hedge the GMWB rider MRB exposure, which includes interest rate risk and equity risk, using futures, options, treasury forwards and interest rate swaps with notional amounts of $9,275.5 million and $8,950.4 million as of September 30, 2023, and December 31, 2022, respectively. The fair value of both MRBs and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

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

Our Chief Executive Officer, Daniel J. Houston, and our Chief Financial Officer, Deanna D. Strable-Soethout, have reviewed and evaluated our disclosure controls and procedures as of September 30, 2023, and have concluded our disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents the amount of our common share purchase activity for the periods indicated.

				Maximum dollar
			Total number of	value of shares
			shares purchased	that may yet be
	Total number of	Average	as part of publicly	purchased under
	shares	price paid	announced	the programs (in
Period	purchased (1)	per share	programs	millions) (2)
January 1, 2023 — January 31, 2023	673,543	$87.99	673,543	$930.0
February 1, 2023 — February 28, 2023	907,130	$89.61	580,602	$877.7
March 1, 2023 — March 31, 2023	547,054	$87.06	449,119	$838.8
April 1, 2023 — April 30, 2023	728,248	$74.84	725,154	$784.5
May 1, 2023 — May 31, 2023	606,186	$70.92	599,336	$742.0
June 1, 2023 — June 30, 2023	48,442	$68.35	47,680	$738.7
July 1, 2023 — July 31, 2023	665,447	$79.91	665,447	$685.6
August 1, 2023 — August 31, 2023	1,284,889	$78.13	1,281,566	$585.4
September 1, 2023 — September 30, 2023	617,532	$76.35	615,920	$538.4
Total	6,078,471		5,638,367
(1)	Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.
(2)	In January 2022, our Board of Directors authorized a share repurchase program of up to $1.6 billion of our outstanding common stock, which has no expiration.

Item 5. Other Information

During the three months ended September 30, 2023, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporated by reference herein
Exhibit Number	Description	Form	File Date
31.1	Certification of Daniel J. Houston
31.2	Certification of Deanna D. Strable-Soethout
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Daniel J. Houston
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Deanna D. Strable-Soethout
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2023 formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: November 1, 2023	By	/s/ Deanna D. Strable-Soethout
Deanna D. Strable-Soethout
Executive Vice President and Chief Financial Officer

Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer