Form 10-K
period 2023-12-31
PRINCIPAL FINANCIAL GROUP INC
filed 2024-02-20
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of February 2, 2024, there were outstanding 235,868,487 shares of Common Stock, $0.01 par value per share of the Registrant.

The aggregate market value of the shares of the Registrant’s common equity held by non-affiliates of the Registrant was approximately $18.7 billion based on the closing price of $75.84 per share of Common Stock on June 30, 2023.

Documents Incorporated by Reference

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 21, 2024, to be filed by the Registrant with the United States Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2023.

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

PART I

Item 1. Business

Principal Financial Group, Inc. (“PFG”) is a leader in global financial services offering businesses, individuals and institutional clients a wide range of financial products and services, including retirement, asset management and workplace benefits and protection solutions through our diverse family of financial services companies. We had $1,578.7 billion in assets under administration (“AUA”), including $694.5 billion in assets under management (“AUM”) as of December 31, 2023.

Our global asset management businesses serve a broad range of institutional, retirement, high net worth, and retail investors worldwide. Our focused investment teams provide diverse, long-term investment capabilities including equity, fixed income, real estate, and other alternative investments, as well as fund offerings. Our international asset management and accumulation businesses focus on the opportunities created as aging populations around the world drive increased demand for retirement accumulation, retirement asset management and retirement income management solutions.

In the U.S., we offer a broad array of retirement and employee benefit and insurance solutions to meet the needs of the business owner and their employees. We are a leading provider of defined contribution plans, nonqualified plans, defined benefit plans and pension risk transfer services. We are also a leading employee stock ownership plan (“ESOP”) consultant. In addition, we are one of the largest providers of specialty benefits and insurance solutions for business owners and their employees. We believe small and medium-sized businesses are an underserved market, offering attractive growth opportunities in the retirement and employee benefit markets.

Our Reportable Segments

We organize our businesses into the following reportable segments:

●	Retirement and Income Solutions;
●	Principal Asset Management and
●	Benefits and Protection.

We also have a Corporate segment, which consists of the assets and activities that have not been allocated to any other segment.

See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 20, Segment Information” for financial results of our segments.

Talcott Reinsurance Transaction

During 2022, we closed a coinsurance with funds withheld reinsurance transaction with Talcott Life &Annuity Re, Ltd. (“Talcott Life & Annuity Re”), a limited liability company organized under the laws of the Cayman Islands and an affiliate of Talcott Resolution Life, Inc., a subsidiary of Sixth Street, pursuant to which we ceded our in-force U.S. retail fixed annuity and universal life insurance with secondary guarantee (“ULSG”) blocks of business (the “Talcott Reinsurance Transaction”). See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Reinsurance, for further details.

Retirement and Income Solutions Segment

Our asset accumulation activities in the U.S. date back to the 1940s when we first began providing pension plan products and services. We offer a comprehensive portfolio of products and services for retirement savings along with select products for retirement income:

●	To businesses of all sizes, we offer products and services for defined contribution plans, including 401(k) and 403(b) plans; defined benefit plans; nonqualified executive benefit plans; stock services, including ESOPs and equity compensation; and pension risk transfer services;
●	To large institutional clients, we also offer investment only products, including guaranteed investment contracts (“GICs”);
●	To employees of businesses and other individuals, we offer the ability to accumulate savings and provide an income stream for retirement and other purposes through mutual funds, individual variable annuities, registered index-linked annuities (“RILAs”) and bank products; and
●	To non-retirement businesses, we offer trust and custody services.

Workplace Savings and Retirement Solutions (“WSRS”)

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

We deliver both administrative and investment services to our defined contribution plan and defined benefit plan customers through annuity contracts, collective investment trusts and mutual funds. Group annuity contracts and collective investment trusts used to fund qualified plans are not required to be registered with the United States Securities and Exchange Commission (“SEC”). Our mutual fund service platform is called Principal Advantage. It is a qualified plan service package based on our series mutual fund, Principal Funds, Inc. (“PFI”). We offer investments covering the full range of stable value, equity, fixed income, real estate and international investment options managed by our Principal Asset Management segment as well as third party asset managers. In addition, WSRS offers plan sponsors trust services through an affiliated trust company.

As of December 31, 2023, we provided WSRS products to (a) over 40,000 defined contribution plans including $462.9 billion in assets and covering approximately 11.1 million eligible plan participants, and (b) to over 1,700 defined benefit plans, including $17.9 billion in assets and covering over 418,000 eligible plan participants. As of December 31, 2023, approximately 32% of our WSRS account values were managed by our Principal Asset Management segment, 63% were managed entirely by the third party asset managers that were not under contract to sub-advise a PFG product, 2% were sub-advised and 3% represented employer securities.

Markets and Distribution

We offer our WSRS products and services to plans, including qualified and nonqualified defined contribution plans and defined benefit plans. These products and services are offered to businesses of all sizes including plans sponsored by small and mid-sized businesses, which we believe remains underpenetrated, and large institutional clients. We distribute our WSRS products and services nationally, primarily through a captive retirement services sales force. As of December 31, 2023, 88 retirement services sales representatives in 14 offices, operating as a wholesale distribution network, maintained relationships with over 11,000 independent advisors, consultants and agents. Retirement services sales representatives are an integral part of the sales process alongside the referring consultant or independent advisor. We compensate retirement services sales representatives through a blend of salary and production-based incentives. We administer, on behalf of the plan, commission or fee payments to independent advisors, consultants and agents.

As of December 31, 2023, we had a staff of over 320 service and education specialists located across the U.S. These specialists play a key role in the ongoing servicing of plans by providing local services to our customers, such as reviewing plan performance, investment options and plan design; communicating the customers’ needs and feedback to us and helping employees understand the benefits of their plans. The following summarizes our distribution channels:

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

We believe our approach to WSRS plan services distribution, which gives us a targeted sales and service presence, along with our offering of Principal® Total Retirement Solutions differentiates us from many of our competitors. We have also established a number of marketing and distribution relationships to increase the sales of our products and services.

Individual Variable Annuities and RILAs

Individual variable annuities and RILAs, which are savings vehicles through which the customer makes one or more deposits of varying amounts and intervals, are offered to individuals.

Products

Our individual variable deferred annuities provide customers with the flexibility to allocate their deposits to mutual funds managed by the Principal Asset Management segment or unaffiliated third party asset managers, with variable and guaranteed options. Generally speaking, the customers bear the investment risk for the variable options and have the right to allocate their assets among various separate mutual funds. The value of the annuity fluctuates in accordance with the experience of the mutual funds chosen by the customer. Customers have the option to allocate all or a portion of their account to our guaranteed option, in which case we credit interest at rates we determine, subject to contractual minimums. As of December 31, 2023, of our $9.4 billion variable annuity account balances invested in mutual funds, 91% was allocated to mutual funds managed by the Principal Asset Management segment and our guaranteed option. The remaining balance was allocated to mutual funds managed by unaffiliated third party asset managers.

Customers may elect a living benefit guarantee (commonly known in the industry as a guaranteed minimum withdrawal benefit, or “GMWB”). We bear the GMWB investment risk. Our goal is to hedge the GMWB investment risk through the use of sophisticated risk management techniques. As of December 31, 2023, $6.5 billion of the $9.3 billion of variable annuity separate account values had the GMWB rider. Our major source of revenue from individual variable annuities is mortality and expense fees we charge to the customer, generally determined as a percentage of the market value of the assets held in a separate investment sub-account. Account balances of variable annuity contracts with the GMWB rider were invested in separate account investment options as follows:

	December 31, 2023	December 31, 2022

	(in millions)
Balanced funds	$6,272.4	$5,995.7
Equity funds	140.1	123.7
Bond funds	59.0	61.0
Money market funds	12.6	12.0
Specialty funds	0.7	0.7
Total	$6,484.8	$6,193.1
Percent of total variable annuity separate account values	70%	71%

In the second quarter of 2023, we began offering a new RILA, which provides policyholders with index-linked investment options and a fixed interest investment option, with different available term lengths. The index-linked investment options include protection against negative index performance through floor or buffer rates.

Markets and Distribution

Our target markets for individual variable annuities and RILAs include owners, executives and employees of small and medium-sized businesses and individuals seeking to accumulate and/or eventually receive distributions of assets for retirement. We market variable annuities and RILAs to individuals for both qualified and nonqualified retirement savings.

We sell our individual variable annuity products primarily through our affiliated financial representatives, including Principal Connection, who collectively accounted for 85%, 87% and 86% of annuity sales for the years ended December 31, 2023, 2022 and 2021, respectively. The remaining sales were made primarily through unaffiliated broker-dealer firms. Principal Connection is our direct distribution channel for retail financial services products to individuals. Principal Connection’s services are available by phone, email or mail.

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

Deposits to investment only products are predominantly in the form of single payments. As a result, the level of new deposits can fluctuate from one fiscal quarter to another. The amounts earned by us are derived in part from the difference between the investment income earned by us and the amount credited to the customer. The Principal Asset Management segment manages the assets supporting the contractual promises.

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

Since premium received from pension risk transfer products is generally in the form of single payments, the level of premiums can fluctuate depending on the number of large-scale annuity sales in a particular quarter. The Principal Asset Management segment manages the assets supporting pension risk transfer account values.

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

Banking Services

Principal Bank is a U.S. federal savings bank that was formed in February 1998. As of December 31, 2023, Principal Bank had nearly 708,000 customers and approximately $8.2 billion in assets. Principal Bank operates under a limited purpose charter and may only accept deposits held in a fiduciary capacity; however, it may not hold demand deposits. It also may not own commercial loans or originate loans.

Products

Individual retirement accounts (“IRAs”) are provided by Principal Bank, primarily funded by retirement savings rolled over from qualified retirement plans. Principal Bank offers Federal Deposit Insurance Corporation (“FDIC”) insured cash solutions for customers in the form of savings accounts, money market accounts and certificates of deposit. The deposit products provide a relatively stable source of funding and liquidity for Principal Bank and are backed by purchases of investment securities and residential mortgage loans. In addition, Principal Bank serves as a trustee or custodian for institutional customers and facilitates cash sweep services for its affiliates and their customers through the Principal Deposit Sweep program.

Markets and Distribution

Principal Bank offers products and services primarily to participants rolling out of qualified retirement plans largely serviced by affiliates of PFG. Principal Bank services customers by telephone, mail and internet and offers digital advice services through its subsidiary, Principal Advised Services, LLC.

Individual Fixed Annuities

In 2021, we ceased sales of individual fixed annuity products, and in 2022, we reinsured the block of business existing as of January 1, 2022, with Talcott Life & Annuity Re as part of the Talcott Reinsurance Transaction. Annuitizations from existing products occurring after this date are not reinsured.

Principal Asset Management Segment

Our Principal Asset Management segment provides global investment solutions to institutional, retirement, retail and high net worth investors in the U.S. and select emerging markets.

Principal Global Investors

Our Principal Global Investors operations manages assets for sophisticated investors around the world using focused investment teams that provide diverse investment capabilities including equity, fixed income, real estate and other alternative investments. We also have experience in asset allocation, stable value management and other structured investment strategies. We focus on providing services to our other segments in addition to our retail mutual fund and third party institutional clients. We maintain offices in Australia, Brazil, China, France, Germany, Hong Kong, Ireland, Italy, Japan, South Korea, Luxembourg, the Netherlands, Portugal, Singapore, Spain, Sweden, Switzerland, the United Arab Emirates, the United Kingdom and the United States.

We deliver our products and services through our network of focused investment teams including Principal Global Equities; Principal Global Fixed Income (including Finisterre emerging market debt teams); Aligned Investors; Principal Real Estate Investors, LLC; Principal Real Estate Europe Limited; Spectrum Asset Management, Inc.; Post Advisory Group, LLC; Principal Dynamic Growth; Edge Asset Management; Claritas Administração de Recursos Ltda. (“Claritas”); Origin Asset Management Limited Liability Partnership and Principal Asset Allocation. The Principal Global Investors focused investment teams managed $499.5 billion in assets as of December 31, 2023.

We have been providing mutual funds to customers since 1969. We offer mutual funds to individuals, businesses and institutional investors for use within variable life contracts, variable annuity contracts and employer-sponsored pension plans; as a rollover investment option and for general investment purposes. As of December 31, 2023, as reported by Morningstar, we ranked 19th in terms of U.S. mutual fund AUM and 40th in terms of exchange traded fund AUM.

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

Equity Investments. As of December 31, 2023, Principal Global Equities, Aligned Investors and Principal Real Estate Investors, LLC along with Principal Dynamic Growth, Edge Asset Management, Origin Asset Management Limited Liability Partnership and Claritas managed $232.7 billion in global equity assets. Our equity capabilities encompass large-cap stocks, mid-cap stocks, small-cap stocks and real estate investment trusts in developed and emerging markets worldwide.

Fixed Income Investments. As of December 31, 2023, Principal Global Fixed Income and Principal Real Estate Investors, LLC along with Spectrum Asset Management, Inc. and Post Advisory Group, LLC managed $192.3 billion in global fixed income assets. Collectively, our experience in fixed income management spans multiple economic and credit market cycles and encompasses all major fixed income security types and sectors, including commercial mortgage-backed securities (“CMBS”). Our research and risk management capabilities in worldwide debt markets provide a strong foundation for broadly diversified “multi-sector” portfolios, tailored to specific client objectives.

Real Estate and Other Alternative Investments. We offer products and services through other alternative asset classes including managing private real estate equity through Principal Real Estate Investors, LLC and Principal Real Estate Europe Limited; managing commercial mortgages and bridge/mezzanine loans through Principal Real Estate Investors, LLC and managing real estate and timber investments through Claritas. As of December 31, 2023, we managed $74.5 billion in alternative asset classes.

Principal Asset Allocation. Principal Asset Allocation is a specialized asset allocation investment team offering multi-asset and/or multi-manager portfolio construction services that aim to deliver reliable, risk-adjusted investment outcomes to individual investors, institutional investors and participants in employer-sponsored plans.

Products and Services

Products offered by the Principal Global Investors operations include individually managed accounts, separately managed accounts for high net worth individuals and several fund platforms for retail and institutional investors, as described below.

Principal Funds, Inc. PFI is a series mutual fund that offers investment options for defined contribution plans, individuals, institutional investors, adviser fee-based programs and other retirement plan clients. We report the results for this fund in the Retirement and Income Solutions segment or Principal Global Investors operations based on the distribution channel associated with the AUM.

Principal Variable Contracts Funds, Inc. Principal Variable Contracts Funds, Inc. is a series mutual fund that provides investment options for variable annuity and variable life insurance contracts issued by the Principal Life Insurance Company (“Principal Life”) and other insurance companies not affiliated with Principal Life. AUM backing our variable annuity contracts is reported in the Retirement and Income Solutions segment. AUM backing our variable life insurance contracts is reported in the Benefits and Protection segment.

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

Markets and Distribution

To effectively reach and cater to a diverse range of investors, we employ a multi-channel distribution strategy. Our Global Institutional Advisory Services and Global Wealth Advisory Services teams, relationship managers and client service professionals collaborate with consultants and directly interact with investors to acquire and retain institutional, retail and other investors. These teams are organized into three geographic groups: U.S./Europe clients, Asia Pacific/Middle East clients and Latin America clients. Additionally, we leverage partnerships with independent broker-dealers to further broaden our distribution reach. With a global presence spanning over 80 countries, we are committed to serving a wide range of clients with diverse investment needs.

Principal International

Principal International has operations in Latin America and Asia. We focus on locations with growing middle classes and affluent segments, favorable demographics and increasing long-term savings, ideally with defined contribution retirement markets. We also focus on markets with relevant size where we have competitive advantages. We entered these locations through acquisitions, start-up operations and joint ventures.

The activities of our Principal International operations reflect our efforts to provide long-term savings and retirement solutions to individuals in the locations in which we operate as well as asset management services for institutional clients. We offer pension accumulation products and services, mutual funds, asset management, income annuities and life insurance accumulation products.

Markets, Products and Distribution

Latin America

Brazil. We offer pension accumulation, income annuity, and life insurance accumulation products through a co-managed joint venture, Brasilprev Seguros e Previdencia S.A. (“Brasilprev”). We owned 25.005% of the economic interest and 50.01% of the voting shares as of December 31, 2023. The partner is Banco do Brasil (“Banco”), which had 3,984 Brazilian branches as of September 30, 2023.

Brasilprev has the exclusive distribution rights of its pension accumulation and income annuity products through the Banco network until October 2032. Our joint venture provides products for the retirement needs of individuals and employers. Banco’s employees sell these products directly to individual clients through its bank branches and digital channels. In addition, our joint venture reaches corporate clients through two wholesale distribution channels: (1) a network of independent brokers who sell to the public and (2) Banco’s corporate account executives who sell to existing and prospective corporate clients. As of December 31, 2023, Brasilprev had $82.4 billion of AUM.

We also distribute pension and other protection products through a digital insurance brokerage company, Ciclic Corretora de Seguros S.A. (“Ciclic”). Our partner is BB Corretora De Seguros e Administradora De Bens S.A. (a subsidiary of Banco). We owned 25.005% of the economic and 50.01% of the voting shares of Ciclic as of December 31, 2023.

Chile. We offer a complete array of pension accumulation and income annuity solutions. We also offer mutual fund, asset management services and life insurance accumulation products. Our subsidiaries in Chile had $42.3 billion of AUM as of December 31, 2023.

We offer mandatory employee-funded pension and voluntary savings plans through Administradora de Fondos de Pensiones Cuprum S.A. (“Cuprum”). We owned 97.97% of Cuprum as of December 31, 2023, and the rest is publicly floated. Cuprum’s products are sold through digital means and via a proprietary sales network of approximately 800 sales employees as of December 31, 2023.

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

Mexico. We offer pension accumulation, mutual funds and asset management services through our wholly owned companies with $22.0 billion of AUM as of December 31, 2023.

We offer mandatory and voluntary pension plans through Principal Afore, S.A. de C.V., Principal Grupo Financiero. We manage and administer individual retirement accounts under the mandatory privatized social security system for formal employees in Mexico. As of December 31, 2023, we had approximately 2.6 million individual retirement accounts. We distribute products and services through a proprietary sales force of approximately 294 sales representatives as of December 31, 2023, as well as independent brokers who sell directly to individuals.

We offer mutual funds and asset management services through Principal Fondos de Inversión, S.A. de C.V., Operadora de Fondos de Inversión, Principal Grupo Financiero. We distribute products and services through a sales force of approximately 34 employees as of December 31, 2023, and through distribution agreements with other financial entities. We offer both domestic and international products, typically sold directly to institutional and retail clients. We work in close collaboration with our Principal Global Investors operations for both international products and for the institutional segment.

Asia

China. We offer mutual funds and asset management services to individuals and institutions through a joint venture, CCB Principal Asset Management Co., Ltd. (“CCB PAM”). We owned 25% of CCB PAM as of December 31, 2023. China Construction Bank (“CCB”) is the majority partner with 65% ownership. China Huadian Capital Holdings owns 10%. CCB PAM distributes its mutual funds through CCB and third-party distributors such as banks, securities brokers and e-channels. CCB provides widespread distribution support for the joint venture via its extensive network of approximately 14,400 bank branches as of December 31, 2022, and brand awareness activities. Although not included in our reported AUM, CCB PAM had $151.2 billion of AUM as of December 31, 2023.

We offer entrust, account services and investment management for individual and group retirement security products through a joint venture, CCB Pension Management Co., Ltd. (“CCBP”). We owned 17.647% of CCBP as of December 31, 2023. China Construction Bank is the majority partner with 70% ownership. The Social Security Fund of China owns 12.353%. Although not included in our reported AUM, CCBP had $77.5 billion of AUM as of December 31, 2023.

Hong Kong Special Administrative Region.We offer both pension saving and mutual fund products to corporate and individual clients through wholly owned companies with $10.9 billion in AUM as of December 31, 2023.

We offer two types of pension saving schemes, Mandatory Provident Fund and Occupational Retirement Schemes Ordinance, which we distribute through third party intermediaries such as insurance companies, independent financial advisors, brokers, and employee benefit consultants. Our most significant partnership is with AXA Hong Kong with whom we have a 15-year distribution partnership through 2030. We serviced approximately 655,000 accounts as of December 31, 2023. To help Hong Kong customers save for retirement beyond the mandatory pension schemes, Principal also offers mutual funds to retail customers through third party intermediaries, the most significant being banks.

Southeast Asia. We offer mutual funds, asset management services and retirement solutions through our joint ventures in Malaysia, Principal Asset Management Berhad (“PAM”) and Principal Islamic Asset Management Sdn. Bhd. (“PIAM”). The partner is CIMB Group (“CIMB”), a leading ASEAN universal bank that has strong presence in the region. The joint ventures had $22.4 billion of AUM as of December 31, 2023.

PAM offers conventional and Islamic mutual funds, retirement solutions through the branches of CIMB (approximately 600 bank branches throughout ASEAN and beyond as of September 30, 2023) and through its agency sales force of 1,950 agents selling to retail customers as of December 31, 2023. PAM also distributes its mutual funds and retirement solutions through third party institutions including banks, security houses and digital platforms such as digital wallet and online marketplaces. PAM has subsidiaries in Singapore (Principal Asset Management (S) Pte. Ltd.), Indonesia (PT Principal Asset Management) and Thailand (Principal Asset Management Company Limited).

PIAM offers Islamic asset management services to clients across Southeast Asia and the Middle East. PIAM also offers Islamic mutual funds in Southeast Asia, the Middle East and Europe via Principal Global Investors’ UCITS platform in Dublin.

Benefits and Protection Segment

Our Benefits and Protection segment activities date back to 1879 when we first began selling individual life insurance products. We expanded our offering to include group insurance products in the 1940s and have continued to expand our product portfolio over time. We are uniquely positioned to protect businesses through our broad set of solutions, our expertise and the experiences we offer.

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

We organize our operations into two divisions: Specialty Benefits and Life Insurance. However, we share key resources in our core areas such as strategic leadership, distribution, operations and marketing.

Specialty Benefits

Specialty Benefits, which includes group dental, vision, life, critical illness, accident, hospital indemnity, paid family and medical leave (“PFML”), disability insurance and individual disability insurance, is an important component of the employee benefit offering primarily at small and medium-sized businesses.

Products and Services

Group Dental and Vision Insurance. Our plans provide partial reimbursement for dental and vision expenses. As of December 31, 2023, we had over 117,000 group dental and vision insurance policies in force covering over 2.9 million employees. According to Life Insurance and Market Research Association (“LIMRA”), we were the 4th largest group dental insurer in terms of number of contracts/employer groups in force in 2022. In addition to indemnity and preferred provider organization dental offered on both an employer paid and voluntary basis, we offer a prepaid dental plan in Arizona through our Employers Dental Services, Inc. subsidiary. We also offer a discount dental product nationally. Our indemnity vision and our managed care vision products are offered on both an employer paid and voluntary basis.

Group Life and Other Insurance. Our group life insurance provides coverage to employees and their dependents for a specified period. As of December 31, 2023, we had over 95,000 group policies providing nearly $178 billion of group life insurance in force covering approximately 3.0 million employee lives. According to LIMRA, in 2022, we were ranked 1st in the U.S. in terms of the number of group life insurance contracts in force. We currently sell traditional group life insurance that does not provide for accumulation of cash values on both an employer paid and voluntary basis. Our group life insurance business remains focused on the traditional, annually renewable term product. Group term life and group universal life accounted for 99% and 1%, respectively, of our total group life insurance in force as of December 31, 2023. We no longer market group universal life insurance to new employer groups.

Group Disability Insurance. Our group disability insurance provides a benefit to insured employees who become disabled. In most instances, this benefit is in the form of a monthly income. Our group disability products include both short-term and long-term disability, offered on both an employer paid and voluntary basis. As of December 31, 2023, long-term disability represented 59% of total group disability premium, while short-term disability represented 41% of total group disability premium. We also provide disability management services, called rehabilitation services, to assist individuals in returning to work as quickly as possible following disability. We work with disability claimants to improve the approval rate of Social Security benefits, thereby reducing payment of benefits by the amount of Social Security payments received. As of December 31, 2023, we served approximately 2.2 million employee lives through over 67,000 contracts. According to LIMRA, our group short-term disability business was ranked 4th and our group long-term disability business was ranked 3rd in the U.S. as of December 31, 2022, in terms of number of contracts/employer groups in force. We also offer voluntary critical illness insurance, which provides a lump-sum benefit to pay for additional expenses associated with common critical illnesses; voluntary accident insurance, which pays a lump sum benefit when covered injuries occur because of an accident; and hospital indemnity insurance, which provides a lump sum benefit associated with hospitalization. In 2021, we began selling PFML on a limited basis, which provides paid time off to care for specified family needs or an employee’s own serious health condition. As of December 31, 2023, we have sold PFML in three states. We plan to expand to other states in the future.

Individual Disability Insurance. Individual disability insurance has been sold since the early 1950s. Our individual disability insurance products provide income protection to the insured member and/or business in the event of disability. In most instances, this benefit is in the form of a monthly income. In addition to income replacement, we offer products to pay business-related costs such as overhead expenses for a disabled business owner, buy-out costs for business owners purchasing a disabled owner’s interest in the business, expenditures for replacement of a key person and business loan payments. We also offer a product to protect retirement savings in the event of disability. As of December 31, 2023, we served approximately 220,000 individual disability policyholders. According to LIMRA, our individual disability business was ranked 4th in the U.S. in terms of premium in force in the non-cancellable segment of the market and 4th overall, as of December 31, 2022.

Fee-for-Service. We offer administration of group dental, disability and vision benefits on a fee-for-service basis.

Life Insurance

We specialize in providing solutions primarily for small to medium-sized businesses to protect against risk and loss, assist with succession planning and wealth transfer and to build and protect wealth for retirement. We also provide solutions to meet the personal needs of business owners, executives and key employees. As of September 30, 2021, we narrowed our focus to the business market and ceased sales to the retail consumer market. In 2022, we reinsured our ULSG block of business with Talcott Life & Annuity Re as part of the Talcott Reinsurance Transaction. Our U.S. operations administered approximately 722,000 individual life insurance policies with over $539.0 billion of individual life insurance in force as of December 31, 2023.

Products and Services

Our Business Owner Solutions platform as well as our nonqualified deferred compensation offering combines administration and consulting to service our clients’ needs. We focus on the business and personal insurance needs of owners, executives and key employees primarily of small and medium-sized businesses with an emphasis on providing insurance solutions for nonqualified executive benefits. We no longer market our products to retail customers. We offer a variety of individual life insurance products, both interest sensitive (including universal life, variable universal life and indexed universal life insurance) and traditional.

Interest Sensitive. Interest sensitive includes universal life (“UL”), variable universal life and indexed universal life insurance products; however, we no longer market universal life insurance with lifetime secondary guarantee provisions. These products offer the policyholder the option of adjusting both the premium and the death benefit amounts of the insurance contract. Universal life insurance typically includes a cash value account that accumulates at a credited interest rate based on the investment returns of the block of business. Variable universal life insurance is credited with the investment returns of the various investment options selected by the policyholder. Indexed universal life is credited with investment returns tied to an external index, subject to a contractual minimum and maximum. For the year ended December 31, 2023, interest sensitive products represented 18% of individual life insurance in force and generated 75% of individual life insurance annualized first year premium sales.

After a deduction for policy level expenses, we credit net deposits to an account maintained for the policyholder. For universal life contracts, the entire account balance is invested in the general account. Interest is credited to the policyholder’s account based on the earnings on general account investments, subject to contractual minimums. For variable universal life contracts, the policyholder may allocate the account balance among our general account and a variety of separate accounts underlying the contract. Interest is credited on amounts allocated to the general account in the same manner as for universal life. Net investment performance on separate accounts is allocated directly to the policyholder accounts; the policyholder bears the investment risk. For indexed universal life, the policyholder may allocate the account balance among our general account and two index accounts. Interest is credited on amounts allocated to the general account in the same manner as for universal life. Net investment performance on the index accounts is allocated directly to the policyholder accounts, subject to the contractual minimum and maximum. Some of our interest sensitive contracts contain what are commonly referred to as “secondary” or “no-lapse” guarantee provisions. These no-lapse guarantees keep the contract in force, even if the policyholder’s account balance is insufficient to cover all of the contract charges, provided that the policyholder has continually paid a specified minimum premium.

Traditional Life Insurance. Traditional life insurance includes term, whole and adjustable life insurance products; however, we no longer market whole and adjustable life insurance products. Term insurance products provide a guaranteed death benefit for a specified period of time in return for the payment of a fixed premium. Term life insurance products represented 80% of individual life insurance in force as of December 31, 2023, and 25% of our individual life insurance annualized first year premium sales for the year ended December 31, 2023. Whole life policies provide a guaranteed death benefit and a cash surrender value in return for payment of fixed premiums. Adjustable life insurance products provide a guaranteed benefit in return for the payment of a fixed premium while allowing the policyholder to set the coverage period, premium and face amount combination.

Benefits and Protection Markets and Distribution

For each of our products, administration and distribution channels are customized to meet customer needs and expectations for that product.

We market our group insurance products primarily to small and medium-sized businesses, through brokers and consultants. We sell our group insurance products in all 50 states and the District of Columbia. We continually adapt our products and pricing to meet local market conditions and to comply with state and federal legislation. We market our fee-for-service capabilities to employers that self-insure their employees’ dental, disability and vision benefits. We market our fee-for-service businesses in all 50 states and the District of Columbia.

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

As of December 31, 2023, we had 141 sales representatives and 176 service representatives in 26 local markets. Our sales representatives accounted for 100% of our group insurance sales for the year ended December 31, 2023. The service representatives play a key role in servicing the case by providing local, responsive services to our customers and their brokers, such as renewing contracts, revising plans, solving administrative issues and communicating the customers’ needs and feedback to us.

We sell our individual life and individual disability insurance products in all 50 states and the District of Columbia, primarily targeting owners, executives and key employees of small and medium-sized businesses. In 2023, small and medium-sized business sales represented 100% of individual life sales and 70% of individual disability sales for the year ended December 31, 2023. Our life insurance sales efforts focus on the Nonqualified Deferred Compensation and the Business Solutions market. This strategy offers solutions to address business owner financial challenges such as exiting the business, business transition, retaining key employees and retirement planning. Key employees also have needs to supplement retirement income, survivor income and business protection. We believe the Business Owner Solutions segment offers growth opportunities and we will continue to develop strategies to capitalize on this expanding market.

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

Competition

Competition is based on several factors including customer segments, product types and features, external peer comparisons, go-to-market strategies, compensation structure, price, performance, capital markets, capital liquidity and financial strength ratings. We compete with many financial services companies, such as banks, mutual funds, institutional trust companies, broker-dealers, insurers, recordkeepers, asset managers and wealth managers. Some of these companies may offer a broader array of products, more competitive pricing, greater diversity of distribution sources, better brand recognition or, with respect to insurers, higher financial strength ratings. Some may have greater financial resources with which to compete or have better investment performance at various times. We distinguish ourselves from our competitors through three positional advantages:

●	our favored customer access through valuable distribution relationships;
●	our ability to integrate solutions and services; and
●	our focus on high growth markets.

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

Regulation

Our businesses are subject to regulation and supervision by U.S. federal, state and broker dealer regulatory authorities as well as non-U.S. regulatory authorities for our operations and customers outside the U.S. Our businesses are also subject to U.S. federal, state and local tax laws as well as tax laws for jurisdictions outside the U.S. As we continue to expand our global footprint, we are subject to laws and regulations of jurisdictions where we register and sell products, even if we do not have a physical operating presence.

PFG, our parent holding company, is not licensed as an insurer, investment advisor, broker-dealer, bank or other regulated entity. However, because it is the holding company for our collective operations, it is subject to regulation in connection with our regulated entities, including as an insurance holding company. We are subject to legal and regulatory requirements applicable to public companies, including public reporting and disclosure, securities trading, accounting and financial reporting and corporate governance.

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

Annually, our U.S. insurance companies must submit an opinion from a board-appointed qualified actuary to state insurance regulators, where licensed, on whether the statutory assets backing statutory reserves are sufficient to meet contractual obligations and related expenses of the insurer. If such an opinion cannot be rendered noting the sufficiency of assets, the insurance company must set up additional statutory reserves drawing from available statutory surplus until such an opinion can be given.

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

In order to enhance the regulation of insurer solvency, the National Association of Insurance Commissioners (“NAIC”) has established risk-based capital (“RBC”) standards. The standards require life insurers to submit a report to state regulators on an annual basis regarding their RBC based upon categories of risk including the following: asset risk, insurance risk, interest rate risk and business and operational risk. As of December 31, 2023, the statutory surplus of each of our U.S. life insurance companies exceeded the minimum RBC requirements.

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

Securities Regulation

Insurance and investment products that require registration with the SEC, such as variable annuities, RILA, variable life insurance and some funding agreements that constitute securities and mutual fund products are subject to securities laws and regulations, including U.S. state securities regulation as well as U.S. federal regulation under the SEC, FINRA and other regulatory authorities. These regulations affect investment advice, sales and related activities for these products and the compliance oversight construct.

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

Regulation of International Businesses

Our international businesses are supervised by regulatory authorities in the jurisdictions in which they operate, including regulation and supervision by insurance, securities, tax and privacy regulatory authorities. The purpose of these regulations is similar to the U.S., to protect our customers and the overall financial system. Regulations such as the revised Markets in Financial Instruments Directive, local sanctions directives and the European Union (“EU”) General Data Protection Regulation (“GDPR”) have a global impact on our businesses.

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

Our governance structure includes Board of Directors (“Board”) oversight, internal risk committees, an enterprise risk management function and embedded risk professionals in our business units and functional areas. The Board and its committees, which include Audit Committee, Finance Committee, Human Resources Committee and Nominating and Governance Committee, provide oversight no less frequently than quarterly, addressing relevant aspects of our risk profile.

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

The business units and functional areas have primary responsibility for identifying, assessing, monitoring, reporting and managing their own risks. Our Chief Enterprise Risk Management Officer and supporting staff (independent of the business units) work closely with the dedicated risk professionals in the business units to provide objective oversight, framework enablement and aggregated risk analysis. This results in a model where risk management can be closer to actual risks while also facilitating effective oversight and consolidation at the enterprise level.

Internal Audit provides independent, risk-based and objective assurance and advice designed to add value and improve our operations. It helps us accomplish our objectives by bringing a systematic, disciplined approach to evaluate and improve the effectiveness of risk management, internal control and governance processes; and by promoting continuous improvement. The Chief Internal Auditor reports functionally to the Board Audit Committee and administratively to our Chief Risk Officer.

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

Human Capital

As of December 31, 2023, we employed approximately 19,800 people across the globe. Our employees work from many locations across multiple businesses and are united behind a common purpose: to help more people and businesses around the globe gain greater access to financial security. We start by listening to our customers to understand their needs, goals and barriers. From there, we leverage our global expertise to provide the guidance, products and experiences to create opportunities for more people to save, invest and protect their financial futures. Our purpose serves as a foundation for attracting, retaining and developing a workforce motivated by quality employment and purposeful work.

In 2023, our commitment to enabling high performing teams remained strong. We continued to attract, retain and develop the top talent needed to deliver on our enterprise strategy. Our talent initiatives focus on fostering a community that cares, enabling a tailored approach to life and work, providing meaningful work and granting access to boundless opportunities across the enterprise. Because of the employee value proposition offered, we are confident in our ability to build teams with the diverse, global talent necessary to succeed.

We invest in the development of our employees in a variety of ways, including through experiential learning, growth assignments, relationships with colleagues, formal programming and just-in-time resources. We have an enterprise learning platform that allows us to curate learning content that aligns with enterprise priorities to ensure employees have the skills necessary to contribute to our success now and into the future. These investments also make certain that our employees can develop the skills most critical to their current and future career aspirations. We continue to pilot new programs, such as our Career Development Network, that create the space for employees to learn new skills and navigate their career. Additional targeted development opportunities exist for leaders and employees identified as high potential talent.

We know a diverse workforce and inclusive culture make us stronger and remain committed to providing a work environment where every employee feels welcomed, respected and has an opportunity to thrive. We are committed to providing our leaders across the globe with regular implicit bias and inclusive leadership training, with the goal of establishing better-connected teams and enabling thoughtful decision-making. As of December 31, 2023, we had eight employee resource groups (“ERGs”), comprised of employees motivated to listen, reflect and provide cultural insights. Our ERGs play an integral role in creating an inclusive workplace. In 2023, our global mentoring program entered its fourth year, enabling colleagues from around the world to build relationships, encourage and educate each other. In addition, we held our second Global Inclusion Summit, at which senior executives and employees hosted sessions on a variety of inclusion-related topics.

Internally, we measure the progress of our diversity, equity and inclusion efforts in multiple ways, including through our U.S. Diversity Index comprised of predominantly objective metrics across our U.S. workforce. We also survey employees about their sense of belonging and report the results through our Global People Inclusion Index. The results of our U.S. Diversity Index and Global People Inclusion Index help us to measure company-wide performance. On an annual basis we partner with an external consultant to conduct a global pay equity study; we believe the results of this study place us in a best-in-class category as compared to financial services industry peers.

In 2023, we also continued to receive external recognition. We were included by Forbes in its lists of Best Employers for Women (July 2023) and Best Employers for Diversity (April 2023). We earned a perfect score on the Disability: IN Disability Equality Index (July 2023) and 90% on the Human Rights Campaign Foundation’s 2023 Corporate Equality Index (November 2023), the latter of which resulted in the designation of a Best Place to Work for LGBTQ+ Equality. In addition, we participated in the Bloomberg Gender Equality Index, which resulted in recognition on the national Diversity MBA Media’s list “50 Out Front; Best Places to Work for Women and Diverse Managers.” On top of these inclusion-focused accolades, we have recently been recognized as one of Newsweek’s America’s Greatest Workplaces (July 2023), by IDG’s Computerworld as one of its 100 Best Places to Work in IT (November 2023), and by Pensions & Investments as one of the Best Places to Work in Money Management (December 2023).

We continuously strive to evolve our human capital policies and processes. To better understand and improve upon talent trends, we use an enterprise people scorecard, where we report employee data and insights on retention, learning, hiring, engagement and productivity. In 2023 we provided company-wide exit surveys to departing employees and their leaders, enabling us to better understand turnover trends and rationales. Leaders conducted proactive employee stay conversations and quarterly performance check-ins. In addition, we actively monitored our Engagement Index, which is a clear indicator of employee engagement across the organization. These tools allowed us to gather insights and create actions to manage turnover, including tailored development opportunities and compensation increases for roles in high demand. Our customer focus, commitment to ethical practices, continuous learning opportunities and inclusive environment drive a strong culture where employees can thrive.

The following table provides retention data for our employee workforce as of December 31, 2023.

	Global	U.S.
Average tenure, continuous years of service (1)	8.5	11.1

Annual turnover rate	16.8%	10.2%
(1)	Continuous years of service represents the number of years employed by us in the most recent employment period.

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

In addition to providing competitive total rewards, we provide our global workforce a myriad of opportunities to support their communities and causes that are important to them. We encourage in-person and virtual volunteerism through our volunteer time off policy. As an example of this, at the Community Learning Center housed at our global headquarters in Des Moines, Iowa, employees have ready access to a variety of volunteer opportunities, including the ability to mentor students, provide professional development coaching and teach future ready job skills like coding. A generous Dollars for Doers program provides employees a microgrant credit based on volunteer hours they record in our Corporate Social Responsibility platform, enabling employees to contribute earned credits to any nonprofit they choose. We also offer a giving program through which we provide a 50% match on employee monetary contributions, with the company match going directly to the organization to which an employee has donated.

The following tables provide demographic data for our employee workforce as of December 31, 2023. The Employees category represents our entire employee workforce, including Management, Senior Management and members of our EMG. The Management category includes all people leaders who have at least one direct report, excluding Senior Management and EMG members. The Senior Management category is comprised of Senior Vice Presidents and employees with equivalent titles, excluding EMG members. Our EMG includes our Chief Executive Officer and primarily our Chief Executive Officer’s direct reports.

	Global
			Senior
	Employees	Management	Management	EMG
Female	54%	47%	29%	38%
Male	46	53	71	62

	U.S. (1)
			Senior
	Employees	Management	Management	EMG
American Indian or Alaska Native	< 1%	< 1%	8%	—%
Asian	5	3	8	17
Black	5	2	—	8
Latino	4	2	8	—
Native Hawaiian or other Pacific Islander	< 1	< 1	—	—
Two or more races	2	1	—	—
White	84	92	76	75
All other races	< 1	—	—	—
(1)

Reporting on ethnic and racial diversity is more nuanced, and in many cases, not disclosed outside the U.S. As of December 31, 2023, approximately 7,700 Employees, approximately 1,100 people in Management, 1 person in Senior Management and 1 EMG member were based outside the U.S.

The following table provides demographic data for the Directors on the Board as of December 31, 2023.

Board
Female	42%
Male	58

Black	17%
Latino	17
White	66

Internet Website

Our internet website can be found at www.principal.com. We make available free of charge, on or through our internet website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is filed with or furnished to the SEC. These reports are also available on the SEC’s website at www.sec.gov. Also available free of charge on our internet website is our code of business conduct and ethics, corporate governance guidelines and charters for the Audit, Finance, Human Resources and Nominating and Governance committees of the Board. Also see Item 10. “Directors, Executive Officers and Corporate Governance.”

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

Risk Factors Discussion

In the discussion below, when providing details related to our investment portfolio, we have excluded discussion of investments held as part of a coinsurance with funds withheld agreement. We believe the details of the composition of our investment portfolio excluding the funds withheld are most relevant to an understanding of our risks that are pertinent to investors because all funds withheld assets support obligations and liabilities relating to the Talcott Reinsurance Transaction.

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

We maintain a level of cash and securities which, combined with expected cash inflows from investments and operations, is believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations. However, withdrawal and surrender levels may differ from anticipated levels for a variety of reasons, such as changes in economic conditions or changes in our claims paying ability and financial strength ratings. For additional information regarding our exposure to interest rate risk and the impact of a downgrade in our financial strength ratings, see risk factors entitled “Changes in interest rates or credit spreads or a prolonged low interest rate environment may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period to period” and “A downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales, terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition.” In addition, mark-to-market adjustments on our investments and derivative instruments may lead to fluctuations in our reported capital. Volatility, uncertainty or disruptions in the capital or credit markets may result in the need for additional capital to maintain a targeted level of U.S. statutory capital relative to the NAIC’s RBC requirements. In the event our current internal sources of liquidity do not satisfy our needs, we may have to seek additional financing and, in such case, we may not be able to successfully obtain additional financing on favorable terms or at all. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as customers’ or lenders’ perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us.

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

Conditions in the global capital markets, including the equity, bond or real estate markets, and the economy generally may materially and adversely affect our business and results of operations.

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

Because the revenues of our asset accumulation and management businesses are largely based on the value of AUM and AUA, a decline in domestic and global equity, bond or real estate markets will decrease our revenues. Turmoil in these markets could lead investors to withdraw from these markets, decrease their rates of investment or refrain from making new investments, which may reduce our AUM, AUA, revenues and net income.

For further discussion on equity risk management, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk - Equity Risk.”

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

During periods of declining interest rates or prolonged low interest rates, the interest rates we earn on our assets may be lower than the rates assumed in pricing our products, thereby reducing our profitability. For some of our products, such as GICs and funding agreements, we are unable to lower the rate we credit to customers in response to the lower return we will earn on our investments. In addition, guaranteed minimum interest rates on our life insurance and annuity products may constrain our ability to lower the rate we credit to customers. Declining interest rates may also lead to a reduction in revenues related to our trust and custody business. Declining interest rates may result in increases in our reserves and other actuarial balances, potentially reducing net income or other comprehensive income (“OCI”). During periods of declining interest rates, borrowers may prepay or redeem mortgages and bonds that we own, which would force us to reinvest the proceeds at lower interest rates. Furthermore, declining interest rates may reduce the rate of policyholder surrenders and withdrawals on our life insurance and annuity products, thus increasing the duration of the liabilities and creating asset and liability duration mismatches. Low interest rates may also increase the cost of hedging certain product features or riders. Declining interest rates or a prolonged low interest rate environment may also result in changes to the discount rate used for valuing our pension, and other postretirement employee benefit (“OPEB”) obligations, which could negatively impact our results of operations and financial condition. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates and a prolonged period of low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves. Declining interest rates may cause a decrease in the value of market risk benefit (“MRB”) assets and an increase in the value of MRB liabilities and other liabilities held at fair value on our consolidated statements of financial position, potentially reducing net income or OCI.

Increases in market interest rates may also adversely affect our results of operations, financial condition and liquidity. During periods of increasing market interest rates, we may offer higher crediting rates on our insurance and annuity products to keep these products competitive. Because returns on our portfolio of invested assets may not increase as quickly as current interest rates, we may have to accept lower spreads, thus reducing our profitability. Rapidly rising interest rates may also result in an increase in policy surrenders, withdrawals and requests for policy loans as customers seek to achieve higher returns. In addition, rising interest rates may cause a decrease in the value of financial assets held at fair value on our consolidated statements of financial position. We may be required to sell assets to raise the cash necessary to respond to an increase in surrenders, withdrawals and loans, thereby realizing capital losses on the assets sold. An increase in policy surrenders and withdrawals may also require us to accelerate amortization of our deferred acquisition cost (“DAC”) asset relating to these products. Rising interest rates may also cause a decline in the value of the fixed income assets we manage, resulting in a reduction in our fee revenue in the short term. In addition, a significant increase in interest rates may cause a reduction in the fair value of intangible assets in our reporting units, potentially leading to an impairment of goodwill or other intangible assets.

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

We are subject to the risk that the issuers of the fixed maturities we own will default on principal and interest payments. As of December 31, 2023, our U.S. investment operations held $47.8 billion of fixed maturities, or 66% of total U.S. invested assets, of which approximately 6% were below investment grade, and $109.3 million, or 0.1% of our total fixed maturities, were classified as either “problem,” “potential problem” or “restructured.” See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — Fixed Maturities.”

As of December 31, 2023, the international investment operations of our fully consolidated subsidiaries held $2.8 billion of fixed maturities, or 41%, of total international invested assets, of which 3% are government bonds. Some non-government bonds have been rated on the basis of the issuer’s country credit rating. However, the ratings relationship between national ratings and global ratings is not linear with the U.S. The starting point for national ratings differs by country, which makes the assessment of credit quality more difficult. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — International Investment Operations.” An increase in defaults on our fixed maturities portfolio could harm our financial strength and reduce our profitability.

An increased rate of delinquency and defaults on our commercial mortgage loans, including balloon maturities with and without amortizing payments, may adversely affect our profitability.

Our commercial mortgage loan portfolio faces both delinquency and default risk. Commercial mortgage loans of $14.1 billion represented 18% of our total invested assets as of December 31, 2023. As of December 31, 2023, there were no loans in the process of foreclosure in our commercial mortgage loan portfolio. The performance of our commercial mortgage loan investments, however, may fluctuate in the future. An increase in the delinquency rate of, and defaults under, our commercial mortgage loan portfolio could harm our financial strength and decrease our profitability.

As of December 31, 2023, approximately $11.7 billion, or 85%, of our U.S. investment operations commercial mortgage loans before valuation allowance had balloon payment maturities. A balloon maturity is a loan with all or a meaningful portion of the loan amount due at the maturity of the loan. The default rate on commercial mortgage loans with balloon payment maturities has historically been higher than commercial mortgage loans with a fully amortizing loan structure. Since a significant portion of the principal is repaid at maturity, the amount of loss on a default is generally greater than fully amortizing commercial mortgage loans. An increase in defaults on balloon maturity loans as a result of the foregoing factors could harm our financial strength and decrease our profitability.

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

We hold certain investments that may be less liquid than our publicly traded fixed maturities, such as privately placed fixed maturities, mortgage loans and real estate investments. These asset classes represented approximately 40% of the value of our total invested assets as of December 31, 2023.

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

Commercial mortgage lending in the state of California accounted for 25%, or $3.4 billion, of our U.S. investment operations commercial mortgage loan portfolio before valuation allowance as of December 31, 2023. Due to this concentration of commercial mortgage loans in California, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to catastrophes, including but not limited to earthquakes, that may affect the region. While we generally do not require earthquake insurance for properties on which we make commercial mortgage loans, we do take into account property specific engineering reports, construction type and geographical concentration by fault lines in our investment underwriting guidelines. If economic conditions in California deteriorate or catastrophes occur, we may in the future experience delinquencies or defaults on the portion of our commercial mortgage loan portfolio located in California, which may harm our financial strength and reduce our profitability.

Gross unrealized losses may be realized or result in future credit losses, resulting in a reduction in our net income.

Fixed maturities that are classified as available-for-sale (“AFS”) are reported on the consolidated statements of financial position at fair value. Unrealized gains or losses on AFS securities, excluding those in fair value hedging relationships, are recognized as a component of accumulated other comprehensive income (“AOCI”) and are, therefore, excluded from net income. Our U.S. investment operations had gross unrealized losses on fixed maturities of $4,022.0 million pre-tax as of December 31, 2023, and the component of gross unrealized losses for securities in a continuous unrealized loss position for over twelve months and for which an allowance for credit loss has not been recorded was $3,915.9 million pre-tax. The accumulated change in fair value of the AFS securities is recognized in net income when the gain or loss is realized upon the sale of the asset or in the event that the decline in fair value requires an allowance for credit loss. Realized losses or credit losses may have a material adverse impact on our net income in a particular quarterly or annual period.

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

Fixed maturities, equity securities and derivatives represent most assets and liabilities reported at fair value on our consolidated statements of financial position, excluding separate account assets and market risk benefit assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Fair value estimates are made based on available market information and judgments about the financial instrument at a specific point in time. Considerable judgment is often required to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

For additional information on our valuation methodology, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 18, Fair Value Measurements.”

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

The profitability of our insurance and annuity products depends significantly upon the extent to which our actual experience is consistent with the assumptions used in setting prices for our products and establishing liabilities for future insurance and annuity policy benefits and claims. The premiums we charge and the liabilities we hold for future policy benefits are based on assumptions reflecting several factors, including the amount of premiums we will receive in the future, rate of return on assets we purchase with premiums received, expected claims, mortality, morbidity, lapse rates and expenses. However, due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of the liabilities for unpaid policy benefits and claims, we cannot precisely determine the amounts we will ultimately pay to settle these liabilities, the timing of such payments, or whether the assets supporting the liabilities, together with any future premiums, will be sufficient to satisfy the liabilities. As a result, we may experience volatility in the level of our profitability and our reserves from period to period. To the extent that actual experience is less favorable than our underlying assumptions, we may have to update our assumptions and increase our liabilities, which may harm our financial strength and reduce our profitability.

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

For additional information, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 7, Deferred Acquisition Costs and Other Actuarial Balances.”

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

We have implemented, or may implement at any time, reinsurance transactions utilizing affiliated and unaffiliated reinsurers to reinsure or finance a portion of the reserves for certain products. Our ability to enter new reinsurance or reserve financing transactions will continue to be dependent on the cost and forms of transactions available in the market and our ability to obtain required regulatory approvals. For additional information regarding our use of affiliated reinsurance transactions, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 19, Statutory Insurance Financial Information.”

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

Our asset management and accumulation and life insurance businesses are subject to various levels of regulation under federal, state and international securities laws. For example, insurance and investment products such as variable annuities, RILA, variable life insurance, mutual fund products and some funding agreements that constitute securities are subject to securities laws and regulations, including state securities regulation as well as federal regulation under the SEC, FINRA and other regulatory authorities. These laws and regulations are primarily intended to protect investors in the securities markets or investment advisory or brokerage clients and generally grant supervisory agencies and self-regulatory organizations broad administrative powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations. In addition, we are subject to local laws and regulations in the global jurisdictions in which we offer or provide asset management services and products. Changes to these laws or regulations, or the interpretation thereof, that restrict the conduct of our business could significantly increase our compliance costs and reduce our profitability.

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

On October 31, 2023, the DOL proposed a new regulation redefining what it means to provide investment advice as a fiduciary. The DOL also proposed changes to several of its prohibited transaction exemptions relating to fiduciary investment advice. Similarly, some states may change their insurance and securities laws and/or regulations to address personalized investment advice. New states may adopt an updated NAIC model regulation, which made best interest enhancements to its existing annuity suitability model. Continuing related state fiduciary or “best interest” legislation and/or regulation could occur in 2024.

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

We collect, process, store, share, disclose and use personal information from and about our customers, employees plan participants and website, mobile and application users. Any actual or perceived failure by us or our service providers to comply with our privacy policies, privacy-related obligations to customers, employees or third parties, data disclosure consent obligations and data protection obligations may result in governmental enforcement actions, litigation or public statements critical of us. Such actual or perceived failures could also cause our customers, suppliers and employees to lose trust in us, which may have an adverse effect on our business. See the risk factor entitled “Loss of key vendor relationships or failure of a vendor to protect information of our customers or employees could adversely affect our business or result in losses” for further discussion of third party impacts.

Restrictions on data collection and use may limit opportunities to gain business insights useful to running our business and offering innovative products and services.

We are subject to numerous federal, state and international regulations regarding the privacy and security of personal information. These laws vary widely by jurisdiction. The laws and regulations that affect our business include, but are not limited to the EU GDPR, U.S. federal, state and local data protection laws such as the New York Department of Financial Services Part 500 cybersecurity requirements for financial services companies, the California Consumer Privacy Act and California Privacy Rights Act, China’s Cybersecurity Law and the China Personal Information Protection Law. Regulations such as these, which are designed to protect privacy and prevent misuse of personal information, are complex and change frequently. The public, consumer and privacy advocates, legislatures and regulators are increasingly concerned about the collection, use, sharing and cross-border transfer of personal data, especially personal information that may be deemed sensitive, such as U.S. Social Security Numbers, other federal identifiers (non-U.S.), financial information, behavioral data, biometric data and health data. Additional legislative or regulatory action in the United States and globally could further regulate our collection, use, sharing and other processing of personal data. Changes in existing cybersecurity and privacy regulations or the enactment of new regulations may increase our compliance costs and failure to comply with these regulations may lead to reputational damage, fines or civil damages and increased regulatory scrutiny and oversight.

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

Changes and uncertainty in U.S. and non-U.S. legislation, policy or regulation regarding climate risk management or other ESG practices may result in higher regulatory costs, compliance costs and increased capital expenditures. Changes in regulations may also impact market conditions and our financial results, leading to realized or unrealized losses and decreased revenues. Actual or perceived failure to adequately address ESG expectations of our various stakeholders (which continue to evolve and may, at times, be in conflict) could lead to a tarnished reputation, loss of customers and clients and could negatively impact our access to capital.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA 2022”) was enacted by the U.S. government. IRA 2022 contains several provisions, including the implementation of a new corporate alternative minimum tax (“CAMT”) and an excise tax on stock repurchases by certain corporations, which became effective January 1, 2023. Uncertainty remains regarding the continued implementation of and potential adjustments to IRA 2022 and until regulations are finalized it remains uncertain as to whether IRA 2022 will result in a material effect on our business operations, profitability, or our ability to engage in certain capital expenditures.

For a further discussion of tax matters, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Income Taxes.”

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

Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). From time to time, we are required to adopt new or revised accounting standards issued by the Financial Accounting Standards Board. The required adoption of future accounting standards may adversely affect our reported results of operations and financial condition and may result in significant incremental costs associated with initial implementation and ongoing compliance. For a discussion of the impact of accounting pronouncements issued but not yet implemented, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies”.

Litigation and regulatory investigations may affect our financial strength or reduce our profitability.

We are regularly involved in litigation, both as a defendant and as a plaintiff, but primarily as a defendant. Litigation naming us as a defendant ordinarily arises out of our business operations as a provider of asset management and accumulation products and services, Life Insurance and Specialty Benefits products and services, and our investment activities. We are, from time to time, also involved in various governmental, regulatory and administrative proceedings and inquiries.

Legal liability or adverse publicity with respect to current or future legal or regulatory actions, whether or not involving us, may affect our financial strength or reduce our profitability. For further discussion on litigation and regulatory investigation risk, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 16, Contingencies, Guarantees, Indemnifications and Leases” under the caption, “Litigation and Regulatory Contingencies” and Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Income Taxes” under the caption “Other Tax Information.”

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

The following provisions, included in our certificate of incorporation and by-laws, may also have anti-takeover effects and may delay, defer or prevent a takeover attempt that some stockholders might consider in their best interests. In particular, our certificate of incorporation and by-laws:

●	permit our Board to issue one or more series of preferred stock;
●	divide our Board into three classes;
●	limit the ability of stockholders to remove directors;
●	prohibit stockholders from filling vacancies on our Board;
●	prohibit stockholders from calling special meetings of stockholders;
●	impose advance notice requirements for stockholder proposals and nominations of directors to be considered at stockholder meetings and
●	require the approval of at least 75% of the voting power of our outstanding common stock for the amendment of our by-laws and provisions of our certificate of incorporation governing:
●	the classified board,
●	the director’s discretion in determining what he or she reasonably believes to be in the best interests of PFG,
●	the liability of directors,
●	the removal of directors by shareholders,
●	the prohibition on stockholder actions by written consent and
●	the supermajority voting requirements.

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

We compete with many financial services companies, many of which may have advantages over us in one or more of the competitive factors described in Item 1. “Business, Competition.”

Retirement and Income Solutions segment and Principal Asset Management segment primarily compete with asset managers, wealth managers, banks, mutual funds, institutional trust companies, broker-dealers, recordkeepers and insurers. Our ability to increase and retain AUM is directly related to the quality of our recordkeeping system and services and the performance of our investments as measured against market averages and the performance of our competitors. Even when securities prices are generally rising, performance can be affected by investment styles.

Benefits and Protection segment primarily competes with other insurance companies. In the event competitors charge lower premiums or fees for substantially similar products, we may face pressure to lower our prices to attract and retain customers and distributors. Reductions in the premiums and fees we charge may adversely affect our revenues and profitability.

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

Certain of our variable annuity products include guaranteed minimum death benefits and/or guaranteed minimum withdrawal benefits. We use derivative instruments to attempt to mitigate changes in the exposure related to interest rate, equity market and volatility movements, and the volatility of net income associated with the liabilities for such products. However, we remain liable for the guaranteed benefits in the event that derivative counterparties are unable or unwilling to pay. The liability exposure and volatility of net income or OCI may also be influenced by changes in market credit spreads reflecting our own creditworthiness, for which we do not attempt to hedge. In addition, we are subject to the risk that hedging and other management procedures prove ineffective or that unanticipated policyholder behavior or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. These, individually or collectively, may have a material adverse effect on our net income, financial condition or liquidity. We are also subject to the risk that the cost of hedging these guaranteed minimum benefits increases as implied volatilities increase and/or interest rates decrease, resulting in a reduction to net income.

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

We cede life, annuity, disability, medical and long-term care insurance to other insurance companies through reinsurance. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Reinsurance.” See Item 1. “Business,” for information about the Talcott Reinsurance Transaction. The collectability of reinsurance recoverables is largely dependent on the solvency of the individual insurers. We remain liable to the policyholder, even if the reinsurer defaults on its obligations with respect to the ceded business. In addition, a reinsurer’s insolvency may cause us to lose our reserve credits on the ceded business, in which case we would be required to establish additional reserves.

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

We face risks in administering the Talcott Reinsurance Transaction.

We have a coinsurance with funds withheld reinsurance transaction with Talcott Life & Annuity Re, a limited liability company organized under the laws of the Cayman Islands and an affiliate of Talcott Resolution Life, Inc., a subsidiary of Sixth Street, pursuant to which we ceded our in-force U.S. retail fixed annuity and ULSG blocks of business. We face a number of on-going risks, including managing the relationships under reinsurance agreements, managing a smaller portfolio of general account assets and managing relationships with our distribution channels. These risks may prevent us from realizing the expected benefits from the Talcott Reinsurance Transaction and could result in the recapture of the ceded business upon the occurrence and continuation of certain events and higher costs related to managing the reinsured blocks of business.

General risks

A pandemic, terrorist attack, military action or other catastrophic event could adversely affect our operations, net income or financial condition.

The occurrence of pandemic disease, man-made disasters such as terrorist attacks and military actions, and natural disasters could adversely affect our operations, net income or financial condition. For example, our mortality and morbidity experience could be adversely impacted by a catastrophic event. In addition, a severe catastrophic event may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. Ongoing economic disruptions may lead to declines and volatility in interest rates or equity prices, either of which could adversely affect our results of operations and financial condition. The resulting macroeconomic conditions could adversely affect our cash flows, as well as the value and liquidity of our invested assets. We may also experience operational disruptions if our employees or third party service providers are unable or unwilling to work due to a catastrophic event.

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

Potential impacts may include the following:

●	Changes in temperatures and air quality may adversely impact our mortality and morbidity rates. For example, increases in the level of pollution and airborne allergens may cause an increase in upper respiratory and cardiovascular diseases, leading to increased claims in our insurance businesses. However, the risk of increased mortality on our life insurance business may be partly offset by our payout annuity business, where an increase in mortality results in a decrease in benefit payments.
●	Climate change may impact asset prices, as well as general economic conditions. For example, rising sea levels may lead to decreases in real estate values in coastal areas. Additionally, government policies to slow climate change (e.g., setting limits on carbon emissions) may have an adverse impact on sectors such as utilities, transportation and manufacturing. Changes in asset prices may impact the value of our fixed income, real estate and commercial mortgage investments. We manage our investment risks by maintaining a well-diversified portfolio, both geographically and by sector. We also monitor our investments on an ongoing basis, allowing us to adjust our exposure to sectors and/or geographical areas that face severe risks due to climate change.
●	We maintain extensive business continuity and disaster recovery planning programs, including scenario planning and assessments. Nonetheless, a natural disaster that affects one of our office locations, or the office of a key service provider, could disrupt our operations and pose a threat to the safety of our employees.

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

Our continued success is dependent upon our ability to earn and maintain the trust and confidence of customers, distributors, employees and other stakeholders. Damage to our reputation may arise from a variety of sources including, but not limited to, litigation or regulatory actions, compliance failures, employee misconduct, conduct of third parties working on our behalf, cybersecurity incidents or other fraudulent activities, unfavorable press coverage and unfavorable comments on social media. Adverse developments within our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny. Any damage to our reputation could adversely affect our ability to attract and retain customers, distributors and employees, potentially leading to a reduction in our revenues and profitability.

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

We distribute our asset accumulation, asset management, Life Insurance and Specialty Benefits products and services through a variety of distribution channels, including our own internal digital channels, sales representatives, independent brokers, banks, broker-dealers and other third party marketing organizations. We must attract and retain sales representatives to sell our products and digital professionals to build and enhance our customers’ digital experience. Strong competition exists among financial services companies for these roles. We compete with other financial services companies for sales representatives primarily on the basis of our financial position, support services and compensation and product features. If we are unable to attract and retain sufficient sales representatives to sell our products, our ability to compete and revenues from new sales would suffer.

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

Financial services companies are regularly targeted by cyber criminals, and face various cybersecurity risks, resulting in unauthorized access, theft of funds, extortion, disruption or degradation of service or other damage. These attacks may take a variety of forms, including web application attacks, denial of service attacks, ransomware, malware, and social engineering, including phishing. We may also be adversely impacted by successful cyberattacks of partners, vendors and others in our supply chain with whom we conduct business or share information. Information security incidents may also occur due to the failure to control access to, and use of, sensitive systems or information by our workforce. The tactics and techniques used by cyber criminals to obtain unauthorized access, or otherwise impact our business negatively change frequently, and we, and our supply chain partners, may be unable to anticipate their schemes to implement preventative measures. The failure of our controls (such as policies, procedures, monitoring, software testing, incident response, and backup plans) designed to prevent, or limit the effect of, failure, inadvertent use or abuse could result in disruptions, reputational damage, legal liability, regulatory actions, remediation costs and competitive disadvantage.

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

Our enterprise risk management framework may not be fully effective in identifying or mitigating all the risks to which we are exposed.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management is an essential component of our culture and business model. Guarding against the specific risks posed by cybersecurity threats has been and will continue to be very dynamic in nature, requiring that we remain agile and aware of internal and external changes. We recognize that cybersecurity threats can be among the most critical risks facing large companies. As a result, cybersecurity is treated as a Board-level matter and overseen by the Board. However, both the Board and management have an integral role in the identification, assessment and management of cybersecurity risk.

The Board oversees management’s execution and performance of its risk management responsibilities, which includes cybersecurity threats. The Board receives at least one cybersecurity report every quarter from our Chief Information Officer, our Chief Information Security Officer, our Chief Risk Officer or other professionals. The Board also reviews and approves the business resiliency and information security programs intended to guard against cybersecurity and related risks. Lastly, the Board receives input on cybersecurity issues from external entities such as our independent auditor, regulators and consultants. Each of these steps further the Board’s efforts to ensure we have established and are proactively maintaining an enterprise-wide cybersecurity risk program with appropriate policies, practices and controls designed to ensure resiliency in the face of emerging threats.

Management holds relevant expertise in assessing and managing cybersecurity threats. Numerous members of management and employees across the information security and risk functions hold nationally recognized designations or certifications, including the Certified Information Systems Security Professional designation, Global Information Assurance Certifications or Amazon Web Services Cloud Certifications. We also provide role-based security training to workers with assigned information security-related roles and responsibilities. This includes topics on social engineering tactics and other general threats posed for system compromise and data loss. The initiatives and processes discussed further below also contribute to the expertise and experience of management.

The framework for our overall process for managing risk encompasses the management of risks posed by cybersecurity threats and is discussed further in Item 1. “Business, Risk Management.” As a general matter, we take a proactive approach to assessing and monitoring cybersecurity-specific risks that is oriented around monitoring emerging external threats, ensuring controls are in place to identify and manage risk within our technology environment and creating a culture of vigilance across the organization.

We test for and resolve weaknesses and vulnerabilities within our systems and applications by using network and infrastructure vulnerability testing and adversary emulation, also known as red teaming, and hire a third party to do the same at least once a year. We also undergo a third party maturity assessment of our information security program every two years and a third party enterprise penetration test annually. We leverage external resources to help define information security and technology standards for our environment.

Our cybersecurity controls are monitored and refined based on learnings from regular red team engagements and analysis by threat hunters. All cyber defense operations are enriched through a dedicated cybersecurity threat intelligence function. We collaborate with information security peers across the industry to maximize threat intelligence. Our threat intelligence program helps create awareness and understanding of potential cybersecurity threats and adversaries. We proactively assess potential risks presented by new services or systems integrated with our network or data and ensure appropriate controls are applied under such circumstances. We perform due diligence and monitor third party relationships based on risk profile to assess the suitability of their cybersecurity controls and protocols for the business operations or services for which they are engaged.

Our awareness and training program creates a risk-aware culture to ensure employees understand cybersecurity threats and are accountable for completing required training. We have empowered and conditioned our global workforce to recognize and resist phishing attempts with our simulated phishing program. At least quarterly, our employees are presented with simulated phishing scenarios that deliver hands-on experience and on-the-spot education opportunities. All engineers and employees holding equivalent roles who are involved in software development also receive mandated secure software development training.

We have an enterprise incident management plan that provides a framework for preparing for, managing and responding to cybersecurity incidents that may arise. The plan ensures stakeholders across the organization are identified who have the appropriate experience, training and expertise in incident management, and that the organization is well positioned to address incidents. For example, we carry out cybersecurity incident response exercises to develop widespread familiarity and experience in responding to cybersecurity incidents.

No risks from any known cybersecurity incidents have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. For further discussion related to how cybersecurity risks may impact our performance in the future, see Item 1A. “Risk Factors.”

Item 2. Properties

As of December 31, 2023, we owned properties in our home office complex in Des Moines, Iowa, and leased space for various offices located throughout the U.S. and internationally. We believe that our owned and leased properties are suitable and adequate for our current business operations.

Item 3. Legal Proceedings

Disclosure concerning legal proceedings can be found in Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 16, Contingencies, Guarantees, Indemnifications and Leases” under the caption, “Litigation and Regulatory Contingencies” and Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Income Taxes” under the caption, “Other Tax Information,” which are incorporated here by this reference.

Information about our Executive Officers

The following information is furnished with respect to our executive officers, each of whom is elected by and serves at the pleasure of the Board.

Vivek Agrawal, 56, has been Executive Vice President and Chief Growth Officer of the Company and Principal Life since March 2023. Prior to joining the Company and Principal Life, he was a senior partner at McKinsey & Company, where he led consulting practices in both the United States and Asia and contributed to the growth of top-tier asset management, retirement, wealth management and insurance organizations.

Kamal Bhatia, 52, has been the President and Chief Executive Officer of Principal Asset Management of the Company and Principal Life since February 10, 2024, and President and Chief Executive Officer of Principal Funds since August 2019. Prior to his current position, he was the Global Head of Investments for Principal Asset Management from 2023 to February 10, 2024, and Chief Operating Officer of Principal Asset Management from 2020 to 2023. Previously, he held leadership roles at OC Private Capital, OppenheimerFunds, TIAA, Mellon Asset Management and Citigroup.

Thomas Cheong, 55, has been Executive Vice President of the Company since January 2021 and President, Principal Asia of the Company since March 2019. Thomas is from Singapore and is located in our Hong Kong office. Prior to his current position, he was Senior Vice President of the Company from 2019 to 2020 and served as Vice President, Head of North Asia of the Company from 2015 to 2019. Previously, he held several leadership roles in various Asia markets at Manulife Financial Corporation and Prudential UK.

Amy Friedrich, 53, has been President of Benefits and Protection since May 2017. Prior to her current position, she was Senior Vice President of the Specialty Benefits division of U.S. Insurance Solutions from 2015 to 2017 and Vice President of Specialty Benefits from 2008 to 2015.

Patrick Halter, 64, was President and Chief Executive Officer of Principal Asset Management of the Company and Principal Life from November 2022 until February 10, 2024. He is serving in an interim role of Division President of Principal Asset Management beginning on February 10, 2024, until his retirement from the Company and Principal Life on April 2, 2024. Previously, he was President of Global Asset Management of the Company and Principal Life from 2020 to 2022, Chief Executive Officer for Principal Global Investors from 2018 to 2022 and held leadership roles in Principal Global Investors and Principal Real Estate Investors.

Daniel Houston, 62, has been a director of the Company and Principal Life and President and Chief Executive Officer of the Company and Principal Life since August 2015. Prior to his current position, he held the same positions except was Chief Operating Officer (and not Chief Executive Officer) from 2014 to 2015. Previously, he served as President, Retirement, Insurance and Financial Services of the Company and Principal Life from 2010 to 2014 and held several leadership roles in Retirement and Income Solutions of the Company and Principal Life.

Kathleen Kay, 61, has been Executive Vice President of the Company and Principal Life since March 2022 and Chief Information Officer of the Company and Principal Life since May 2020. Prior to her current position, she was Senior Vice President of the Company and Principal Life from 2020 to 2022. Previously, she was Senior Vice President and Chief Information Officer of Pacific Gas & Electric Company from 2015 to 2020, Enterprise Chief Technology Officer at SunTrust from 2012 to 2015 and held leadership roles at Comerica Bank and OnStar of General Motors.

Natalie Lamarque, 47, has been Executive Vice President and General Counsel of the Company and Principal Life since July 2022 and Secretary of the Company and Principal Life since October 2022. Prior to her current position, she was with New York Life Insurance Company in various roles, including General Counsel from 2020 to 2022 and Deputy General Counsel from 2019 to 2020, both while a Senior Vice President; Vice President in Corporate Compliance from 2016 to 2019; and Associate General Counsel from 2014 to 2016. Previously, she served as an Assistant U.S. Attorney in the Criminal Division of the U.S. Attorney’s Office of the Southern District of New York and worked as an attorney at Debevoise & Plimpton LLP.

Christopher Littlefield, 57, has been President, Retirement and Income Solutions since March 2022. Prior to his current position, he was Executive Vice President and General Counsel of the Company and Principal Life from 2020 to 2022 and Secretary of the Company and Principal Life from 2020 to 2022. Previously, he served as President and Chief Executive Officer of Fidelity & Guaranty Life Insurance Holdings from 2014 to 2018 and held several leadership roles at Aviva USA Corporation and AmerUS Group Co.

Kenneth McCullum, 59, has been Executive Vice President and Chief Risk Officer of the Company and Principal Life since April 2023. Prior to his current position, he was Senior Vice President and Chief Risk Officer from 2020 to 2023 and Vice President and Chief Actuary from 2015 to 2020. Previously, he served as Executive Vice President responsible for business development and in force management at Delaware Life Insurance Company from 2013 to 2015 and held several leadership roles at Sun Life Financial and the Hartford.

Deanna Strable-Soethout, 55, has been Executive Vice President and Chief Financial Officer of the Company and Principal Life since February 2017. Prior to her current position, she was Executive Vice President of the Company and Principal Life from 2016 to 2017 and President, U.S. Insurance Solutions of the Company and Principal Life from 2015 to 2017. Previously, she served as Senior Vice President of the Company and Principal Life from 2006 to 2015.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the New York Stock Exchange under the symbol “PFG” on October 23, 2001. Prior to such date, there was no established public trading market for our common stock. Effective December 15, 2017, we changed our listing to the Nasdaq Global Select Market and continue trading under the symbol “PFG”. On February 2, 2024, there were 210,544 stockholders of record of our common stock.

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

The following table presents the amount of our share purchase activity for the periods indicated:

			Total number
			of shares	Maximum dollar
			purchased as	value of shares that
	Total number	Average	part of publicly	may yet be purchased
	of shares	price paid	announced	under the programs
Period	purchased (1)	per share	programs	(in millions) (2)
January 1, 2023 - January 31, 2023	673,543	$87.99	673,543	$930.0
February 1, 2023 - February 28, 2023	907,130	$89.61	580,602	$877.7
March 1, 2023 - March 31, 2023	547,054	$87.06	449,119	$838.8
April 1, 2023 - April 30, 2023	728,248	$74.84	725,154	$784.5
May 1, 2023 - May 31, 2023	606,186	$70.92	599,336	$742.0
June 1, 2023 - June 30, 2023	48,442	$68.35	47,680	$738.7
July 1, 2023 - July 31, 2023	665,447	$79.91	665,447	$685.6
August 1, 2023 - August 31, 2023	1,284,889	$78.13	1,281,566	$585.4
September 1, 2023 - September 30, 2023	617,532	$76.35	615,920	$538.4
October 1, 2023 - October 31, 2023	1,869,450	$69.08	1,868,044	$409.4
November 1, 2023 - November 30, 2023	636,388	$68.93	636,388	$365.5
December 1, 2023 - December 31, 2023	997,020	$77.96	995,694	$287.9
Total	9,581,329		9,138,493
(1)	Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.
(2)	In January 2022, our Board authorized a share repurchase program of up to $1.6 billion of our outstanding common stock, which has no expiration. In February 2024, our Board authorized a share repurchase program of up to $1.5 billion of our outstanding common stock, which has no expiration and is in addition to the $287.9 million that remained available under our existing share repurchase authorization as of December 31, 2023.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of December 31, 2023, compared with December 31, 2022, our consolidated results of operations for the years ended December 31, 2023, 2022 and 2021, and, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our audited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-K. On January 1, 2023, we adopted the guidance commonly referred to as long-duration targeted improvements (“LDTI”). Results for 2022 and 2021 are also presented under the new LDTI guidance in this Form 10-K.

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

Overview

We provide financial products and services through the following reportable segments:

●	Retirement and Income Solutions;
●	Principal Asset Management and
●	Benefits and Protection.

We also have a Corporate segment, which consists of the assets and activities that have not been allocated to any other segment. See Item 1. “Business” for a description of our reportable segments.

Economic Factors and Trends

Positive market performance led to an increase in account values in our Retirement and Income Solutions segment in 2023. Since account values are the base by which this business generates revenues, market performance volatility may impact our revenues in future quarters.

Positive market performance led to an increase in AUM managed by our Principal Global Investors operations in 2023. Since AUM is the base by which this business generates revenues, market performance volatility may impact our revenues in future quarters. Also included in revenues are borrower fees, transaction fees and performance fees, which can fluctuate between years. In our Principal International operations, local currency AUM is a key indicator of earnings growth. AUM and revenues were positively impacted by foreign currency fluctuations in 2023.

In our Benefits and Protection segment, premium and fee growth is a key indicator of earnings growth. Higher levels of unemployment may impact new sales in our businesses and reduce in-group growth in our Specialty Benefits business in the short-term.

Profitability

Our profitability depends in large part upon our amount of AUM and our ability to:

●	manage the difference between the investment income we earn and the interest we credit to policyholders;
●	generate fee revenues by providing trust and custody, administrative and investment management services;
●	price our insurance products at a level that enables us to earn a margin over the cost of providing benefits and the related expenses;
●	manage our investment portfolio to maximize investment returns and minimize risks such as interest rate changes or defaults or impairments of invested assets;

●	effectively hedge fluctuations in foreign currency to U.S. dollar exchange rates on certain transactions and
●	manage our operating expenses.

Critical Accounting Policies and Estimates

The increasing complexity of the business environment and applicable authoritative accounting guidance requires us to closely monitor our accounting policies. Our significant accounting policies are described in Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies.” We have identified critical accounting policies that are complex and require significant judgment and estimates about matters that are inherently uncertain. A summary of our critical accounting policies is intended to enhance the reader’s ability to assess our financial condition and results of operations and the potential volatility due to changes in estimates and changes in guidance. The identification, selection and disclosure of critical accounting policies and estimates have been discussed with the Board Audit Committee.

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

We measure the fair value of our financial assets and liabilities based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset, or nonperformance risk, including our own credit risk. For additional details concerning the methodologies, assumptions and inputs utilized see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 18, Fair Value Measurements” under the caption, “Determination of Fair Value.”

The fair values of our public fixed maturities are primarily based on market prices from third party pricing vendors. We have regular interactions with these vendors to ensure we understand their pricing methodologies and to confirm they are utilizing observable market information. In addition, 15% of our invested asset portfolio as of December 31, 2023, was invested in privately placed fixed maturities with no readily available market quotes to determine the fair market value. The majority of these assets are valued using a matrix pricing valuation approach that utilizes observable market inputs. In the matrix approach, securities are grouped into pricing categories that vary by sector, rating and average life. Each pricing category is assigned a risk spread based on observable public market data. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread. Although the matrix valuation approach provides a fair valuation of each pricing category, the valuation of an individual security within each pricing category may be impacted by company specific factors. This excludes privately placed securities subject to Rule 144A of the Securities Act of 1933 that are primarily based on market prices from third party pricing vendors, similar to public fixed maturities.

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. In addition, there may be certain securities managed by external managers where we obtain the valuation from the external manager when we are unable to obtain prices from third party pricing vendors or other sources. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of December 31, 2023, approximately 3% of our total fixed maturities were Level 3 securities valued using internal pricing models. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 18, Fair Value Measurements” for further discussion.

The $1,517.5 million decrease in net unrealized losses from U.S. investment operations for the year ended December 31, 2023, can primarily be attributed to a tightening of credit spreads. For additional information about interest rate risk see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

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

A number of significant risks and uncertainties are inherent in the process of monitoring credit losses and determining the allowance for credit loss. These risks and uncertainties include: (1) the risk that our assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer; (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; (3) the risk that our investment professionals are making decisions based on fraudulent or misstated information in the financial statements provided by issuers and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to not sell the security prior to recovery of its amortized cost. Any of these situations could result in a charge to net income in a future period. As of December 31, 2023, we had $48,178.6 million in AFS fixed maturities with gross unrealized losses totaling $5,872.9 million. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as movement in credit spreads.

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

Derivatives

We use derivatives primarily to hedge or reduce exposure to market risks. The fair values of exchange-traded derivatives are determined through quoted market prices. Exchange-traded derivatives include futures that are settled daily, which reduces their fair value in the consolidated statements of financial position. The fair values of privately negotiated contracts, which are usually referred to as over-the-counter (“OTC”) derivatives, that are cleared through centralized clearinghouses are determined through market prices published by the clearinghouses. Variation margin associated with OTC cleared derivatives is settled daily, which reduces their fair value in the consolidated statements of financial position. The fair values of non-cleared OTC derivatives are determined using either pricing valuation models that utilize market observable inputs or broker quotes. On an absolute fair value basis as of December 31, 2023, the majority of our OTC derivative assets and liabilities were valued using pricing valuation models using market observable data with less than 1% using broker quotes. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 18, Fair Value Measurements” for further discussion. The fair values of our derivative instruments can be impacted by changes in interest rates, foreign exchange rates, credit spreads, equity indices and volatility, as well as other contributing factors. For additional information see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

We also issue certain annuity, universal life and other contracts that include embedded derivatives that have been bifurcated from the host contract. They are valued using a combination of historical data and actuarial judgment. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 18, Fair Value Measurements” for further discussion. We include our assumption for own nonperformance risk in the valuation of these embedded derivatives. As our credit spreads widen or tighten, the fair value of the embedded derivative liabilities decrease or increase, leading to an increase or decrease in net income. If the current market credit spreads reflecting our own creditworthiness move to zero (tighten), the reduction to net income would be approximately $4.9 million, net of income taxes, based on December 31, 2023, reported amounts. In addition, the policyholder behavior assumptions used in the valuation of embedded derivatives include risk margins, which increase the fair value of the embedded derivative liabilities.

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

MRBs are valued using a combination of historical data and actuarial judgment. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Market Risk Benefits and Note 18, Fair Value Measurements” for further discussion. We include our assumption for own nonperformance risk in the valuation of these MRBs, which is based on the current market credit spreads for debt-like instruments we have issued and are available in the market. As our credit spreads widen or tighten, the fair value of MRB assets increase or decrease and the fair value of MRB liabilities decrease or increase, leading to an increase or decrease in OCI, respectively. If the current market credit spreads reflecting our own creditworthiness move to zero (tighten), the reduction to OCI would be approximately $113.1 million, net of income taxes, based on December 31, 2023, reported amounts. In addition, the policyholder behavior assumptions used in the valuation of MRBs include risk margins, which decrease the fair value of MRB assets and increase the fair value of MRB liabilities.

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

For reporting units that performed a qualitative test of goodwill, we concluded the estimated fair values of all such reporting units were in excess of their carrying values and, therefore, goodwill was not impaired. Similarly, for reporting units that performed a quantitative test of goodwill, the estimated fair values of all such reporting units were in excess of their carrying values and, therefore, goodwill was not impaired.

For information about our goodwill and other intangible assets, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies,” and “Note 2, Goodwill and Other Intangible Assets.”

Sensitivities. In connection with our annual impairment testing process, we performed a sensitivity analysis for goodwill impairment with respect to each of our reporting units and determined that a hypothetical 10% decline in the fair value would not result in an impairment of goodwill for any reporting unit. We cannot predict certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $1,608.5 million and $1,469.8 million, respectively, as of December 31, 2023. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, interest rate movements, declines in the equity markets, the legal environment in which the businesses operate or a material negative change in our relationships with significant customers.

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

For long-duration insurance contracts, reserves for individual and group annuities are generally equal to the present value of expected future policy benefit payments, while the reserves for non-participating term life insurance, individual disability income contracts and individual and group long-term care contracts is generally equal to the present value of expected future policy benefits less the present value of expected net premiums. Issue-year cohorts are used for the reserve calculation and assumptions are periodically reviewed and updated. Separate cohorts are used for the calculation of ceded reserves. An interest accretion rate is determined for an identified cohort and remains unchanged after the issue year. Reserves are remeasured as of each reporting date to reflect the current upper-medium grade fixed income instruments yields, with the impact reported in OCI. If the current upper-medium grade yields decrease 100 basis points, the reduction in OCI would be approximately $2.3 billion, net of income taxes, based on December 31, 2023, reported amounts.

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

Future policy benefits and claims also include reserves for incurred but unreported disability, medical, dental, vision, critical illness, accident, hospital indemnity, PFML and life insurance claims. We recognize claims costs in the period the service was provided to our policyholders. However, claims costs incurred in a particular period are not known with certainty until after we receive, process and pay the claims. We determine the amount of this liability using actuarial methods based on historical claim payment patterns as well as emerging cost trends, where applicable, to determine our estimate of claim liabilities. We also look back to assess how our prior periods’ estimates developed. To the extent appropriate, changes in such development are recorded as a change to current period claim expense. Historically, the amount of the claim reserve adjustment made in subsequent reporting periods for prior period estimates have been within a reasonable range given our normal claim fluctuations.

Future policy benefits and claims also include benefit reserves that are established for universal life-type contracts that provide benefit features that are expected to produce gains in early years followed by losses in later years. The liabilities are accrued in relation to estimated contract assessments.

See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Future Policy Benefits and Claims” for further discussion.

We periodically review and update actuarial assumptions that are used to project cash flows that are used to compute reserves. For more information see ‘‘Transactions Affecting Comparability of Results of Operations — Actuarial Assumption Updates.”

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

The assumed discount rate is determined by projecting future benefit payments inherent in the Projected Benefit Obligation and discounting those cash flows using a spot yield curve for high quality corporate bonds. Our assumed discount rates were 4.90% for our pension plans and 4.80% for our OPEB plans as of December 31, 2023. Typically, a 0.25% decrease in the discount rate would increase the pension benefits Projected Benefit Obligation by approximately $96.4 million and increase the Net Periodic Pension Cost (“NPPC”) by approximately $7.2 million. Typically, a 0.25% decrease in the discount rate would increase the OPEB accumulated postretirement benefit obligation by approximately $1.3 million and would have a nominal impact on the Net Periodic Benefit Cost (“NPBC”). Typically, a 0.25% increase in the discount rate would result in decreases in benefit obligations and changes in expenses at a level generally commensurate with those noted above.

The assumed long-term rate of return on plan assets is set at the long-term rate expected to be earned based on the long-term investment policy of the plans and the various classes of the invested funds. Historical and future expected returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall long-term rate for each asset class was developed by combining a long-term inflation component, the real risk-free rate of return and the associated risk premium. A weighted average rate was developed based on long-term returns for each asset class, the plan’s target asset allocation policy and the tax structure of the trusts. For the 2023 NPPC and 2023 NPBC, a 6.20% and 5.05% weighted average long-term rate of return was used, respectively. For the 2024 NPPC and 2024 NPBC, a 6.10% and 4.65% weighted average long-term rate of return assumption, respectively, will be used. Typically, a 0.25% decrease in the assumed long-term rate of return would increase the NPPC by approximately $7.0 million and the NPBC by approximately $0.2 million. Typically, a 0.25% increase in this rate would result in a decrease to expense at the same levels. The assumed return on plan assets is based on the fair market value of plan assets as of December 31, 2023.

The compensation increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy, including inflation.

For pension costs, actuarial gains and losses are amortized using a straight-line amortization method over the average remaining service period of plan participants, which is approximately 10 years. For OPEB costs, actuarial gains and losses are amortized using a straight-line amortization method over the average future lifetime of the remaining covered group of retirees, which is approximately 14 years. The qualified pension plan does not utilize the allowable corridor, while the nonqualified pension plan and OPEB plans utilize the 10% corridor. Prior service costs are amortized on a weighted average basis over approximately 4 years for pension costs and 4 years for OPEB costs. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Employee and Agent Benefits” for further discussion.

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

Deferred income taxes (including federal, state and foreign withholding) have not been provided on approximately $1,362.6 million of accumulated but undistributed earnings from operations of foreign subsidiaries as of December 31, 2023. We do not record deferred income taxes on foreign earnings not expected to be distributed to the U.S. We apply an exception to the general rule, which under U.S. GAAP otherwise requires the recording of deferred income taxes on the anticipated repatriation of foreign earnings as recognized for financial reporting purposes. The exception permits us to not record a deferred income tax liability on foreign earnings we expect to be indefinitely reinvested in our foreign operations. The related deferred income taxes will be recorded in the period it becomes apparent we can no longer positively assert some or all the undistributed earnings will remain invested into the foreseeable future.

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

We had $223.8 million of current income tax payables associated with outstanding audit issues as of December 31, 2023. We believe there are adequate defenses against, or sufficient provisions for, the contested issues, but final resolution of contested issues could take several years while legal remedies are pursued. Consequently, we do not anticipate the ultimate resolution of audits ongoing or not yet commenced to have a material impact on our net income.

See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Income Taxes” for further discussion.

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

Other

Actuarial Assumption Updates. We periodically review and update actuarial assumptions that are inputs to the models for the liability for future policy benefits for traditional limited-payment long-duration contracts and other actuarial balances. Assumption updates and model refinements made during the third quarter resulted in a change in cash flow assumptions that increased (decreased) consolidated net income attributable to Principal Financial Group, Inc. by $(9.7) million, $51.2 million and $(44.4) million for the years ended December 31, 2023, 2022 and 2021, respectively.

The following table presents the increase (decrease) to pre-tax operating earnings for each segment.

	For the year ended December 31,
	2023	2022	2021

	(in millions)
Retirement and Income Solutions	$53.4	$1.8	$(96.6)
Benefits and Protection	9.8	61.2	3.4

Talcott Reinsurance Transaction. During the second quarter of 2022, we closed a coinsurance with funds withheld reinsurance transaction with Talcott Life & Annuity Re, a limited liability company organized under the laws of the Cayman Islands and an affiliate of Talcott Resolution Life, Inc., a subsidiary of Sixth Street, pursuant to which we ceded our in-force U.S. retail fixed annuity and ULSG blocks of business. The economics of the Talcott Reinsurance Transaction were effective as of January 1, 2022.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items. The most significant impact occurs within our Principal International operations where pre-tax operating earnings were positively impacted $6.8 million and negatively impacted $17.1 million for the years ended December 31, 2023 and 2022, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. These impacts were calculated by comparing (a) the difference between current year results and prior year results to (b) the difference between current year results and prior year results translated using current year exchange rates for both periods. We use this approach to calculate the impact of exchange rates on all revenue and expense line items. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

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

Results of Operations

The following table presents summary consolidated financial information for the years indicated:

	For the year ended December 31,			Increase (decrease)
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021

	(in millions)
Revenues:
Premiums and other considerations	$6,470.9	$5,339.7	$4,841.5	$1,131.2	$498.2
Fees and other revenues	4,095.9	4,137.8	5,041.3	(41.9)	(903.5)
Net investment income	4,091.9	3,838.5	4,429.6	253.4	(591.1)
Net realized capital gains (losses)	(72.2)	(182.1)	115.4	109.9	(297.5)
Net realized capital gains on funds withheld assets	165.0	749.4	—	(584.4)	749.4
Change in fair value of funds withheld embedded derivative	(1,085.7)	3,652.8	—	(4,738.5)	3,652.8
Total revenues	13,665.8	17,536.1	14,427.8	(3,870.3)	3,108.3
Expenses:
Benefits, claims and settlement expenses	7,788.2	6,631.3	7,258.2	1,156.9	(626.9)
Liability for future policy benefits remeasurement gain	(51.6)	(264.5)	(4.4)	212.9	(260.1)
Market risk benefit remeasurement loss	29.1	125.3	98.3	(96.2)	27.0
Dividends to policyholders	89.2	94.8	94.8	(5.6)	—
Operating expenses	5,072.1	4,962.2	5,070.0	109.9	(107.8)
Total expenses	12,927.0	11,549.1	12,516.9	1,377.9	(967.8)
Income before income taxes	738.8	5,987.0	1,910.9	(5,248.2)	4,076.1
Income taxes	68.7	1,189.5	283.9	(1,120.8)	905.6
Net income	670.1	4,797.5	1,627.0	(4,127.4)	3,170.5
Net income attributable to noncontrolling interest	46.9	40.6	46.8	6.3	(6.2)
Net income attributable to Principal Financial Group, Inc.	$623.2	$4,756.9	$1,580.2	$(4,133.7)	$3,176.7

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Net Income Attributable to Principal Financial Group, Inc.

Net income attributable to Principal Financial Group, Inc. decreased primarily due to the change in fair value of the funds withheld embedded derivative.

Total Revenues

Premiums and other considerations increased $975.3 million for the Retirement and Income Solutions segment primarily due to higher sales of single premium group annuities with life contingencies. The single premium group annuity product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore premiums tend to vary from period to period.

Fees and other revenues decreased for the Principal Asset Management segment due to $62.7 million lower management fee revenue as a result of decreased average AUM managed by our Principal Global Investors operations and $35.4 million lower performance fee revenue for our Principal Global Investors operations primarily in our real estate business. These decreases were partially offset by $22.0 million foreign currency tailwinds for our Principal International operations in the Principal Asset Management segment and a $21.1 million increase to fees and other revenues for the Benefits and Protection segment primarily due to growth in the Life Insurance business.

For net investment income and net realized capital gains (losses) variance information, see “Investments — Investment Results” under the captions “Net Investment Income” and “Net Realized Capital Gains (Losses),” respectively.

Net realized capital gains on funds withheld assets decreased due to lower net gains on sales of funds withheld assets as a result of lower sales in 2023 resulting from less portfolio re-positioning by the external reinsurer.

The change in the fair value of the funds withheld embedded derivative resulted in a loss in 2023 due primarily to a tightening of credit spreads as compared to a gain in 2022 due primarily to increased interest rates.

Total Expenses

Benefits, claims and settlement expenses increased $1,325.4 million for the Retirement and Income Solutions segment primarily due to an increase in reserves, stemming from higher sales of single premium group annuities with life contingencies.

Liability for future policy benefits remeasurement gain decreased primarily due to re-cohorting in the UL business in 2022 within the Benefits and Protection segment with no corresponding activity in 2023. See Item 1. “Financial Statements, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies - Actuarial Balance Re-Cohorting” for further discussion.

The market risk benefit remeasurement loss decreased primarily due to a $226.0 million favorable impact from periodic and final settlements for derivatives used to hedge MRBs. This change was partially offset by a $129.9 million unfavorable impact from the change in fair value of the MRB asset (liability), excluding impacts of nonperformance risk, primarily driven by changes in market movements. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Market Risk Benefits” for further information on market effects.

Operating expenses increased primarily due to a $122.6 million increase in compensation costs and a $105.6 million increase in amounts credited to employee accounts in a nonqualified defined contribution pension plan. These increases were partially offset by $160.5 million in strategic review costs and impacts related to the exited business incurred in 2022 with no corresponding activity in 2023.

Income Taxes

The effective income tax rate decreased to 9% for the year ended December 31, 2023 from 20% for the year ended December 31, 2022 primarily due to a decrease in pre-tax income with no proportionate change in permanent tax differences. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Income Taxes” under the caption, “Effective Income Tax Rate” for further discussion.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net Income Attributable to Principal Financial Group, Inc.

Net income attributable to Principal Financial Group, Inc. increased primarily due to the change in the fair value of the funds withheld embedded derivative.

Total Revenues

Premiums and other considerations increased for the Benefits and Protection segment primarily due to a $274.7 million increase from growth in the Specialty Benefits business and a $201.9 million increase in premiums in the Life Insurance business primarily related to the retrocession of ceded premiums as a result of the Talcott Reinsurance Transaction in 2022.

Fees and other revenues decreased $559.1 million for the Benefits and Protection segment primarily due to the Talcott Reinsurance Transaction. Fees and other revenues decreased $142.3 million for the Retirement and Income Solutions segment primarily resulting from declining financial markets. Fees and other revenues decreased for the Principal Asset Management segment largely due to $79.4 million lower management fee revenue as a result of decreased average AUM managed by our Principal Global Investors operations.

For net investment income and net realized capital gains (losses) variance information, see “Investments — Investment Results” under the captions “Net Investment Income” and “Net Realized Capital Gains (Losses),” respectively.

Net realized capital gains on funds withheld assets increased as a result of the sale of funds withheld assets associated with the Talcott Reinsurance Transaction in 2022.

The change in the fair value of the funds withheld embedded derivative increased due to an increase in interest rates following the establishment of the funds withheld payable associated with the Talcott Reinsurance Transaction in 2022.

Total Expenses

Benefits, claims and settlement expenses decreased $515.6 million for the Benefits and Protection segment primarily due to the Talcott Reinsurance Transaction. Benefits, claims and settlement expenses decreased $219.2 million for the Retirement and Income Solutions segment primarily due to a decrease in reserves, stemming from the impact of our exited retail fixed annuity business.

Liability for future policy benefits remeasurement gain increased primarily due to a $201.1 million benefit from re-cohorting in the UL business in 2022 within the Benefits and Protection segment with no corresponding activity in 2021 and a $43.3 million favorable effect of changes in cash flow assumptions for the Benefits and Protection segment driven by actuarial assumption updates and model refinements. See Item 1. “Financial Statements, Notes to Consolidated Financial Statements, Note 1, Nature of Operations and Significant Accounting Policies - Actuarial Balance Re-Cohorting” for further discussion.

The market risk benefit remeasurement loss increased primarily due to a $199.1 million unfavorable impact from periodic and final settlements for derivatives used to hedge MRBs. This change was partially offset by a $172.0 million favorable impact from the change in fair value of the MRB asset (liability), excluding impacts of nonperformance risk, primarily driven by changes in market movements. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Market Risk Benefits” for further information on market effects.

Operating expenses decreased primarily due to $157.0 million of lower incentive compensation costs and a $139.5 million decrease in amounts credited to employee accounts in a nonqualified defined contribution pension plan. These decreases were partially offset by $160.5 million in strategic review costs and impacts related to the exited business incurred in 2022 with no corresponding activity in 2021.

Income Taxes

The effective income tax rate increased to 20% for the year ended December 31, 2022, from 15% for the year ended December 31, 2021, primarily due to a 3% impact related to a decrease of available foreign tax credits on the U.S. taxation of international operations and a 2% impact of an increase in pre-tax income with no proportionate increase in permanent tax differences. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Income Taxes” under the caption, “Effective Income Tax Rate” for further discussion.

Results of Operations by Segment

For results of operations by segment see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 20, Segment Information.” Beginning in 2022, segment pre-tax operating earnings excludes amounts associated with our exited U.S. retail fixed annuity and ULSG businesses, including strategic review costs and impacts, amortization of reinsurance gain (loss), other impacts of reinsured businesses, net realized capital gains (losses) on funds withheld assets and the change in fair value of the funds withheld embedded derivative.

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

The following table presents the Retirement and Income Solutions segment net revenue for the years indicated:

	For the year ended December 31,			Increase (decrease)
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net revenue (in millions)	$2,690.3	$2,616.5	$2,792.3	$73.8	$(175.8)
Average monthly account values (in billions)	$476.5	$477.2	$459.9	$(0.7)	$17.3

Retirement and Income Solutions Segment Summary Financial Data

The following table presents certain summary financial data relating to the Retirement and Income Solutions segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021

	(in millions)
Operating revenues:
Premiums and other considerations	$2,935.0	$1,959.7	$1,883.6	$975.3	$76.1
Fees and other revenues	1,675.0	1,665.4	1,817.0	9.6	(151.6)
Net investment income	2,640.2	2,274.1	2,728.8	366.1	(454.7)
Total operating revenues	7,250.2	5,899.2	6,429.4	1,351.0	(530.2)
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	4,624.2	3,290.7	3,547.0	1,333.5	(256.3)
Liability for future policy benefits remeasurement gain	(68.0)	(11.1)	(3.8)	(56.9)	(7.3)
Market risk benefit remeasurement loss	3.7	3.1	93.9	0.6	(90.8)
Operating expenses	1,638.9	1,657.4	1,819.7	(18.5)	(162.3)
Total expenses	6,198.8	4,940.1	5,456.8	1,258.7	(516.7)
Pre-tax operating earnings	$1,051.4	$959.1	$972.6	$92.3	$(13.5)

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Pre-Tax Operating Earnings

Pre-tax operating earnings increased primarily due to an increase in net revenue and a decrease in operating expenses as described below.

Net Revenue

Net revenue increased $83.4 million primarily due to the rising interest rate environment and a $51.6 million impact associated with actuarial assumption updates and model refinements, which were more favorable in 2023 compared to 2022. These increases were partially offset by a $63.6 million decrease in variable investment income.

Operating Expenses

Operating expenses decreased primarily due to a $13.9 million decrease associated with the integration of the IRT business of Wells Fargo Bank, N.A., which was completed in the second quarter of 2022.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased due to a decrease in our net revenue partially offset by a decrease in operating expenses as described below.

Net Revenue

Net revenue decreased primarily due to a $285.6 million decrease associated with the impacts of our exited retail fixed annuity business, a $152.7 million decrease in fee revenue primarily resulting from declining financial markets and a $149.9 million decrease in variable investment income. These decreases were partially offset by a $229.0 million increase associated with higher net yields, a $133.8 million impact associated with actuarial assumption updates and model refinements, which were favorable in 2022 compared to unfavorable in 2021 and a $46.0 million increase in revenue from our Principal Deposit Sweep program resulting from growth in the business.

Operating Expenses

Operating expenses decreased primarily due to a $75.1 million impact from our exited retail fixed annuity business and a $67.6 million decrease associated with the integration of the IRT business of Wells Fargo Bank, N.A., which was completed in the second quarter of 2022.

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

Our overall AUM increased $34.8 billion in 2023 driven by positive market performance. We continue to expand our global presence and believe we are well positioned to capture changing market conditions and client needs.

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

	December 31, 2023	December 31, 2022	December 31, 2021

	(in billions)
Principal Global Investors sourced	$255.0	$241.6	$275.9
General account	67.4	63.2	98.1
Other affiliated sources	177.1	159.9	172.5
Total AUM	$499.5	$464.7	$546.5

The following table presents the AUM rollforward for assets managed by Principal Global Investors for the periods indicated. The amounts include assets managed by Principal Global Investors on behalf of Principal International, which are also reported in the Principal International AUM table below.

	For the year ended December 31,
	2023	2022	2021

	(in billions)
AUM, beginning of period	$464.7	$546.5	$502.1
Net cash flow	(10.6)	4.4	(0.5)
Market performance	45.8	(81.1)	53.3
Operations acquired (1)	—	18.6	—
Operations disposed (2)	(0.2)	(23.1)	(1.2)
Other (3)	(0.2)	(0.6)	(7.2)
AUM, end of period	$499.5	$464.7	$546.5
(1)	Includes the integration of Institutional Asset Advisory, which is associated with our IRT business, in 2022.
(2)	$23.1 billion of Principal Global Investors managed AUM was transferred to third parties per the Talcott Reinsurance Transaction in 2022.
(3)	2021 includes the removal of $4.7 billion of AUM due to an internal definition change relating to AUM and AUA.

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

	For the year ended December 31,
	2023	2022	2021

	(in billions)
AUM, beginning of period	$156.5	$152.1	$165.2
Net cash flow	2.1	(0.8)	2.0
Market performance	15.3	2.7	4.3
Operations disposed (1)	(0.2)	—	(1.2)
Effect of exchange rates	7.0	2.8	(13.7)
Other (2)	(0.3)	(0.3)	(4.5)
AUM, end of period	$180.4	$156.5	$152.1
(1)	During 2021, we exited our retail investment and retirement business in India.
(2)	Includes Chile hardship withdrawals of $2.8 billion for the year ended December 31, 2021. Also includes the 2021 removal of $1.7 billion of distribution only AUM since it has no impact on the Principal International’s future management fee revenues.

Principal Asset Management Segment Summary Financial Data

The following table presents certain summary financial data relating to the Principal Asset Management segment for the periods indicated:

	For the year ended December 31,			Increase (decrease)
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021

	(in millions)
Operating revenues:
Premiums and other considerations	$29.0	$77.7	$127.5	$(48.7)	$(49.8)
Fees and other revenues	2,018.9	2,108.9	2,294.3	(90.0)	(185.4)
Net investment income	734.4	994.7	771.2	(260.3)	223.5
Total operating revenues	2,782.3	3,181.3	3,193.0	(399.0)	(11.7)
Expenses:
Benefits, claims and settlement expenses	422.9	758.9	599.6	(336.0)	159.3
Liability for future policy benefits remeasurement (gain) loss	0.9	(4.7)	(4.9)	5.6	0.2
Operating expenses	1,534.2	1,516.5	1,552.2	17.7	(35.7)
Total expenses	1,958.0	2,270.7	2,146.9	(312.7)	123.8
Pre‑tax operating earnings attributable to noncontrolling interest	6.6	7.9	10.0	(1.3)	(2.1)
Pre‑tax operating earnings	$817.7	$902.7	$1,036.1	$(85.0)	$(133.4)

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased in our Principal Global Investors operations primarily due to $62.7 million lower management fee revenue as a result of decreased average AUM and $35.4 million lower performance fee revenue primarily in our real estate business.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Pre-Tax Operating Earnings

Pre-tax operating earnings decreased in our Principal Global Investors operations primarily due to $79.4 million lower management fee revenue as a result of decreased average AUM and a $28.3 million increase in non-variable staff costs. Pre-tax operating earnings decreased in our Principal International operations primarily due to $27.3 million of unfavorable relative market performance on our required regulatory investments.

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

The following table presents the Benefits and Protection segment premium and fees for the years indicated:

	For the year ended December 31,			Increase (decrease)
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021

	(in millions)
Specialty Benefits	$3,055.0	$2,804.8	$2,530.3	$250.2	$274.5
Life Insurance	922.2	922.5	1,279.6	(0.3)	(357.1)

The following table presents certain summary financial data relating to the Benefits and Protection segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021

	(in millions)
Operating revenues:
Premiums and other considerations	$3,534.1	$3,306.5	$2,830.4	$227.6	$476.1
Fees and other revenues	441.3	420.2	979.3	21.1	(559.1)
Net investment income	575.9	576.1	982.7	(0.2)	(406.6)
Total operating revenues	4,551.3	4,302.8	4,792.4	248.5	(489.6)
Expenses:
Benefits, claims and settlement expenses	2,576.3	2,453.4	3,065.1	122.9	(611.7)
Dividends to policyholders	89.0	94.6	94.6	(5.6)	—
Liability for future policy benefits remeasurement (gain) loss	16.0	(43.8)	4.3	59.8	(48.1)
Operating expenses	1,332.4	1,228.3	1,261.5	104.1	(33.2)
Total expenses	4,013.7	3,732.5	4,425.5	281.2	(693.0)
Pre‑tax operating earnings	$537.6	$570.3	$366.9	$(32.7)	$203.4

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Pre-Tax Operating Earnings

Pre-tax operating earnings in our Specialty Benefits business increased $32.4 million due to growth in the business. Pre-tax operating earnings in our Life Insurance business decreased $35.6 million due to lower investment income ($17.8 million resulting from the impacts of 2022 reserve financing transactions and $17.8 million from lower variable investment income) and $12.0 million due to unfavorable actuarial assumption updates in 2023 compared to favorable impacts in 2022.

Operating Revenues

Premiums and fees in our Specialty Benefits business increased $250.2 million primarily due to growth in business.

Total Expenses

Benefits, claims and settlement expenses in our Specialty Benefits business increased $154.3 million from growth in the business, offset by $41.2 million from improved claims experience and $29.8 million in lower COVID-19 claims. Benefits, claims and settlement expenses in our Life Insurance business increased $42.7 million from mark-to-mark changes on options associated with our indexed universal life insurance.

Liability for future policy benefits remeasurement (gain) loss changed due to less favorable actuarial assumption updates and model refinements in 2023 compared to favorable in 2022.

Operating expenses increased primarily due to growth in the business.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Pre-Tax Operating Earnings

Pre-tax operating earnings increased in our Specialty Benefits business due to $57.2 million in more favorable actuarial assumption updates and model refinements in 2022 compared to 2021, $55.4 million in lower COVID-19 claims in 2022 compared to 2021, $30.6 million due to growth in the business and $21.5 million from strong expense management.

Operating Revenues

Premium and fees in our Specialty Benefits business increased $274.5 million from growth in the business. Premium and fees decreased in our Life Insurance business $365.7 million primarily due to the impact of our exited ULSG business.

Net investment income in our Life Insurance business decreased $325.9 million primarily due to the impact of our exited ULSG business and $40.7 million due to lower variable investment income.

Total Expenses

Benefits, claims and settlement expenses in our Specialty Benefits business increased $174.3 million from growth in the business, partially offset by $55.4 million in lower COVID-19 claims and $51.1 million from improved claims experience. Benefits, claims and settlement expenses in our Life Insurance business decreased $604.9 million primarily due to the impact of our exited ULSG business, $27.0 million from mark-to-market changes on options associated with our indexed universal life insurance and $24.3 million due to lower COVID-19 claims.

Liability for future policy benefits remeasurement (gain) loss in our Specialty Benefits business changed $52.5 million due to more favorable actuarial assumption updates and model refinements in 2022 compared to 2021.

Operating expenses in our Specialty Benefits business increased $86.3 million primarily due to growth in the business, offset by $21.5 million from expense management. Operating expenses in our Life insurance business decreased $95.7 million primarily associated with the impact of our exited ULSG business.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the years indicated:

	For the year ended December 31,			Increase (decrease)
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021

	(in millions)
Total operating revenues	$76.4	$17.1	$27.9	$59.3	$(10.8)
Total expenses	453.6	424.3	372.4	29.3	51.9
Pre‑tax operating earnings attributable to noncontrolling interest	19.6	62.2	23.5	(42.6)	38.7
Pre-tax operating losses	$(396.8)	$(469.4)	$(368.0)	$72.6	$(101.4)

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Pre-Tax Operating Losses

Pre-tax operating losses decreased primarily due to higher net investment income largely resulting from mark-to-market gains on investments in 2023 relative to mark-to-market losses in 2022.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Pre-Tax Operating Losses

Pre-tax operating losses increased primarily due to lower net investment income largely resulting from mark-to-market losses on investments in 2022 relative to mark-to-market gains in 2021.

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

We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised at inopportune times. For example, as of December 31, 2023, approximately $14.8 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain surrender charges and other provisions limiting early surrenders.

The following table summarizes the withdrawal characteristics of our domestic general account investment contracts as of December 31, 2023.

	Contractholder funds,
	net of reinsurance	Percentage
	(in millions)
Not subject to discretionary withdrawal	$15,746.6	57.2%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	7,084.7	25.8
Market value adjustments	4,666.1	17.0
Subject to discretionary withdrawal without adjustments	0.7	—
Total domestic investment contracts	$27,498.1	100.0%

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

We had the following short-term credit available with various financial institutions as of December 31, 2023:

	Financing			Amount
Obligor/Applicant	structure	Maturity	Capacity	outstanding (3)

			(in millions)
Principal Life (1)	Credit facility	October 2027	$800.0	$—
Principal International Chile (2)	Unsecured lines of credit		130.9	58.6
Other short-term borrowings	Uncollateralized debt		2.5	2.5
Total			$933.4	$61.1
(1)	The credit facility is supported by sixteen banks.
(2)	The unsecured lines of credit can be used for repurchase agreements or other borrowings. Each line has a maturity of less than one year.
(3)	The amount outstanding is reported in short-term debt on the consolidated statements of financial position.

The revolving credit facility is committed and available for general corporate purposes. The credit facility also provides 100% back-stop support for our commercial paper program, of which we had no outstanding balances as of December 31, 2023 and December 31, 2022. Most of the banks supporting the credit facility have other relationships with us. Due to the financial strength and the strong relationships we have with these providers, we are comfortable we have very low risk the financial institutions would be unable or unwilling to fund this facility.

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

Dividends or other distributions from Principal Life, our primary subsidiary, are limited by Iowa law. Under Iowa law, Principal Life may pay dividends or make other distributions only from the earned surplus arising from its business and must receive the prior approval of the Commissioner of Insurance of the State of Iowa (the “Commissioner”) to pay stockholder dividends or make any other distribution if such distribution would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limitations. Extraordinary dividends include those made, together with dividends and other distributions, within the preceding twelve months that exceed the greater of (i) 10% of statutory policyholder surplus as of the previous year-end or (ii) the statutory net gain from operations from the previous calendar year, not to exceed earned surplus. Based on statutory results for the year ended December 31, 2023, the ordinary stockholder dividend limitation for Principal Life is approximately $1,497.8 million in 2024.

Total stockholder dividends paid by Principal Life to its parent in 2023 were $1,200.0 million, all of which was extraordinary and approved by the Commissioner. As of December 31, 2023, we had $2,631.3 million of cash and liquid assets held in our holding companies and other subsidiaries, which is available for corporate purposes. Corporate balances held in foreign holding companies meet the indefinite reinvestment exception (see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10, Income Taxes”).

In 2022, total stockholder dividends paid by Principal Life to its parent were $1,425.0 million, all of which was extraordinary and approved by the Commissioner.

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

Net cash provided by operating activities was $3,792.4 million, $3,172.9 million and $3,254.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. Our insurance business typically generates positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The increase in cash provided by operating activities in 2023 compared to 2022 was primarily due to fluctuations in receivables and payables associated with the timing of settlements, and net sales of fixed maturity trading securities in 2023 as compared to net purchases in 2022. The decrease in cash provided by operating activities in 2022 compared to 2021 was primarily due to fluctuations in receivables and payables associated with the timing of settlements.

Net cash provided by (used in) investing activities was $(1,346.9) million, $1,058.5 million and $(5,693.7) million for the years ended December 31, 2023, 2022 and 2021, respectively. The increase in cash used in investing activities in 2023 compared to 2022 was due to net purchases of available-for sale securities in 2023 compared to net sales and maturities of available-for sale securities in 2022, our 2023 settlement for our acquisition of an interest in CCB Pension Management Co., Ltd., and net purchases of real estate in 2023 compared to net sales of real estate in 2022. These were partially offset by lower net acquisitions and originations of mortgage loans. The 2022 portfolio changes are due in part to the Talcott Reinsurance Transaction and the associated funds withheld portfolio activity. The increase in cash provided by investing activities in 2022 compared to 2021 was due to net sales and maturities of available-for sale securities in 2022 compared to net purchases of available-for sale securities in 2021 and decreased net purchases of mortgage loans. The portfolio changes are due in part to the Talcott Reinsurance Transaction and the associated funds withheld portfolio activity during 2022.

Net cash provided by (used in) financing activities was $(2,585.8) million, $(1,715.4) million and $1,921.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. The increase in cash used in financing activities in 2023 compared to 2022 was due to a decrease in banking operation deposits due to interest rate changes and outflows to higher rate alternatives and net investment contract withdrawals, most pronounced in large market cases. The increase in cash used was partially offset by decreased share repurchases due to the accelerated share repurchase program in 2022. The increase in cash used in financing activities in 2022 compared to 2021 was due to a lower net increase in banking operation deposits and increased share repurchases primarily related to our accelerated share repurchase programs. Additionally, we paid off $300.0 million of long-term debt that matured during 2022.

Guarantors and Issuers of Guaranteed Securities. PFG has issued certain notes pursuant to transactions registered under the Securities Act of 1933. Such notes include all currently outstanding senior notes and junior subordinated notes, which are subordinated to all our senior debt (collectively, the “registered notes”). For additional information on the senior notes and junior subordinated notes, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 13, Debt.”

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

	December 31, 2023	December 31, 2022

	(in millions)
Summary Statements of Financial Position Information:
Total investments	$471.7	$320.7
Cash and cash equivalents	603.6	952.0
Goodwill	618.5	618.5
Other intangibles	419.3	447.4
Other assets	344.4	385.4
Due from non-obligor subsidiaries	59.5	47.7
Total assets	2,529.0	2,789.5
Long-term debt	3,927.9	3,929.2
Other liabilities	406.3	584.6
Due to non-obligor subsidiaries	821.6	793.9
Total liabilities	5,266.6	5,371.1

	For the year ended	For the year ended
	December 31, 2023	December 31, 2022

	(in millions)
Summary Statements of Operations Information:
Total revenues	$61.8	$(7.5)
Total expenses	509.6	524.2
Net loss	(414.9)	(462.1)

Shelf Registration. On February 27, 2023, our shelf registration statement was filed with the SEC and became effective. The shelf registration replaced the shelf registration that had been in effect since April 2020. Under our current shelf registration, we have the ability to issue, in unlimited amounts, unsecured senior debt securities or subordinated debt securities, junior subordinated debt, preferred stock, common stock, warrants, depositary shares, purchase contracts and purchase units of PFG. Our wholly owned subsidiary, PFS, may guarantee, fully and unconditionally or otherwise, our obligations with respect to any non-convertible securities, other than common stock, described in the shelf registration. For information on senior notes issued from our shelf registration, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 13, Debt.”

Short-Term Debt. For short-term debt information, see “Liquidity” and Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 13, Debt.”

Long-Term Debt. For long-term debt information, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 13, Debt.”

Contingent Funding Agreements for Senior Debt Issuance. For information on the contingent funding agreements, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 13, Debt” under the caption “Contingent Funding Agreements for Senior Debt Issuance.”

Stockholders’ Equity. Proceeds from the issuance of our common stock were $57.8 million, $181.7 million and $86.7 million in 2023, 2022 and 2021, respectively.

The following table summarizes our return of capital to common stockholders.

	For the year ended December 31,
	2023	2022	2021

	($ in millions)
Dividends to stockholders	$625.5	$642.3	$654.1
Repurchase of common stock	748.8	1,661.1	937.2
Total cash returned to stockholders	$1,374.3	$2,303.4	$1,591.3
Number of shares repurchased	9,581,329	23,061,204	14,620,652

In March 2022, we entered into an accelerated share repurchase program with a third party financial institution to repurchase $700.0 million of common stock. This program closed in June 2022. In August 2022, we entered into an accelerated share repurchase program with a third party financial institution to repurchase $400.0 million of common stock. This program closed in September 2022.

In February 2024, our Board authorized a share repurchase program of up to $1.5 billion of our outstanding common stock, which has no expiration. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” for information about our share repurchase authorizations. For additional stockholders’ equity information, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 17, Stockholders’ Equity.”

Capitalization

The following table summarizes our capital structure:

	December 31, 2023	December 31, 2022

	($ in millions)
Debt:
Short-term debt	$61.1	$80.7
Long-term debt	3,930.9	3,997.0
Total debt	3,992.0	4,077.7

Total stockholders’ equity attributable to PFG	10,916.0	9,976.7
Total capitalization	$14,908.0	$14,054.4
Debt to equity	37%	41%
Debt to capitalization	27%	29%

Pension and OPEB Plan Funding

We have defined benefit pension plans covering substantially all of our U.S. employees and certain agents. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Employee and Agent Benefits” for a complete discussion of these plans and their effect on the consolidated financial statements.

We report the net funded status of our pension and OPEB plans in the consolidated statements of financial position. The net funded status represents the difference between the fair value of plan assets and the projected benefit obligation for pension and OPEB plans. The measurement of the net funded status can vary based upon the fluctuations in the fair value of the plan assets and the actuarial assumptions used for the plans as discussed below. The net underfunded status of the pension and OPEB obligation was $449.9 million pre-tax and $459.7 million pre-tax as of December 31, 2023 and 2022, respectively. Nonqualified pension plan assets are not included as part of the funding status mentioned above. The nonqualified pension plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The assets held in a Rabbi trust are available to satisfy the claims of general creditors only in the event of bankruptcy. Therefore, these assets are fully consolidated in our consolidated statements of financial position and are not reflected in our funded status as they do not qualify as plan assets under U.S. GAAP. The market value of assets held in these trusts was $342.2 million and $336.7 million as of December 31, 2023 and 2022, respectively.

Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contributions required under ERISA and, generally, not greater than the maximum amount that can be deducted for U.S. federal income tax purposes. We do not anticipate contributions will be needed in 2024 to satisfy the minimum funding requirements of ERISA for our qualified pension plan. We are unable to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2024 up to $75.0 million. This includes funding for both our qualified and nonqualified pension plans. We may contribute to our other postretirement benefit plans in 2024 pending future analysis.

Effective January 1, 2021, $656.5 million of assets in excess of the expected liability to cover the postretirement medical benefits for retirees were re-designated for non-retiree benefits. The elections were made pursuant to plan provisions which provide for assets in excess of 125% of expected liabilities to fund other benefits covered under the plans. As of December 31, 2023, $308.6 million of re-designated assets remained for non-retiree benefits.

Contractual Obligations and Contractual Commitments

We have contractual obligations identified within Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements; Note 9, Contractholder Funds, Note 10, Future Policy Benefits and Claims, Note 12, Reinsurance, Note 13, Debt and Note 16, Contingencies, Guarantees, Indemnifications and Leases.” As of December 31, 2023, we had no unique material cash requirements from known contractual and other obligations.

We have made commitments to fund certain limited partnerships and other funds. As of December 31, 2023, the amount of unfunded commitments was $1,536.2 million. We are only required to fund additional equity under these commitments when called upon to do so by the partnership or fund; therefore, these commitments are not liabilities on our consolidated statements of financial position.

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

Guarantees and Indemnifications. As of December 31, 2023, no significant changes to guarantees and indemnifications have occurred since December 31, 2022. For guarantee and indemnification information, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 16, Contingencies, Guarantees, Indemnifications and Leases” under the caption, “Guarantees and Indemnifications.”

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

Impacts of Income Taxes

For income tax information, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Income Taxes.”

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The fair value hierarchy gives the highest priority (Level 1) to unadjusted quoted prices in active markets for identical assets or liabilities and gives the lowest priority (Level 3) to unobservable inputs. The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety considering factors specific to the asset or liability. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 18, Fair Value Measurements” for further details, including a reconciliation of changes in Level 3 fair value measurements.

As of December 31, 2023, 46% of our net assets (liabilities) were Level 1, 51% were Level 2 and 3% were Level 3. Excluding separate account assets as of December 31, 2023, 3% of our net assets (liabilities) were Level 1, 88% were Level 2 and 9% were Level 3.

As of December 31, 2022, 43% of our net assets (liabilities) were Level 1, 54% were Level 2 and 3% were Level 3. Excluding separate account assets as of December 31, 2022, 4% of our net assets (liabilities) were Level 1, 88% were Level 2 and 8% were Level 3.

Changes in Level 3 Fair Value Measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2023, were $7,447.8 million as compared to $6,842.2 million as of December 31, 2022. The increase was primarily related to net purchases and transfers into Level 3 for certain fixed maturities, available-for-sale, partially offset by a decrease in the funds withheld payable embedded derivative net asset.

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2022, were $6,842.2 million as compared to $1,142.4 million as of December 31, 2021. The increase was primarily related to an increase in the funds withheld payable embedded derivative net asset, an increase in manually priced private corporate credit securities and a reduction of the market risk benefit net liability.

Investments

We had total consolidated assets as of December 31, 2023, of $305,046.7 million, of which $98,320.4 million were invested assets. A portion of our invested assets represent funds withheld backing reserves as part of a coinsurance with funds withheld reinsurance agreement. The funds withheld assets and associated net investment income and net realized capital gains (losses) are not included in the discussions below as the investment risk is passed to the reinsurer. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Reinsurance” for more information on the funds withheld assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk; therefore, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of December 31, 2023, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and mortgage loans.

	December 31, 2023
	Investments
	excluding	Funds
	funds withheld	withheld	Total

	(in millions)
Fixed maturities	$50,605.0	$15,904.3	$66,509.3
Equity securities	1,477.8	0.3	1,478.1
Mortgage loans	17,756.9	2,385.9	20,142.8
Real estate	2,345.3	—	2,345.3
Policy loans	809.3	—	809.3
Other investments	6,414.2	621.4	7,035.6
Total invested assets	79,408.5	18,911.9	98,320.4
Cash and cash equivalents	3,889.3	818.4	4,707.7
Total invested assets and cash	$83,297.8	$19,730.3	$103,028.1

	December 31, 2022
	Investments
	excluding	Funds
	funds withheld	withheld	Total

	(in millions)
Fixed maturities	$47,856.3	$15,794.3	$63,650.6
Equity securities	1,697.6	11.0	1,708.6
Mortgage loans	17,819.0	2,810.8	20,629.8
Real estate	2,239.7	—	2,239.7
Policy loans	784.7	—	784.7
Other investments	5,942.2	179.8	6,122.0
Total invested assets	76,339.5	18,795.9	95,135.4
Cash and cash equivalents	3,085.1	1,762.9	4,848.0
Total invested assets and cash	$79,424.6	$20,558.8	$99,983.4

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

	For the year ended December 31,						Increase (decrease)
	2023		2022		2021		2023 vs. 2022		2022 vs. 2021
	Yield	Amount	Yield (1)	Amount	Yield	Amount	Yield	Amount	Yield	Amount

	($ in millions)
Fixed maturities	4.8%	$2,552.2	4.1%	$2,137.1	3.9%	$2,785.6	0.7%	$415.1	0.2%	$(648.5)
Equity securities	4.2	66.3	0.4	8.9	2.6	57.7	3.8	57.4	(2.2)	(48.8)
Mortgage loans - commercial	4.0	561.6	3.9	542.7	4.1	653.5	0.1	18.9	(0.2)	(110.8)
Mortgage loans - residential	5.3	200.1	6.4	229.0	5.2	136.7	(1.1)	(28.9)	1.2	92.3
Real estate	7.7	177.2	12.9	277.7	10.0	194.4	(5.2)	(100.5)	2.9	83.3
Policy loans	5.2	41.3	4.7	36.5	5.0	38.8	0.5	4.8	(0.3)	(2.3)
Cash and cash equivalents	5.6	196.6	2.1	57.4	0.2	4.3	3.5	139.2	1.9	53.1
Other investments	8.7	534.7	12.0	689.0	12.3	673.7	(3.3)	(154.3)	(0.3)	15.3
Total	5.1	4,330.0	4.8	3,978.3	4.4	4,544.7	0.3	351.7	0.4	(566.4)
Investment expenses	(0.3)	(238.1)	(0.2)	(139.8)	(0.1)	(115.1)	(0.1)	(98.3)	(0.1)	(24.7)
Net investment income	4.8%	$4,091.9	4.6%	$3,838.5	4.3%	$4,429.6	0.2%	$253.4	0.3%	$(591.1)
(1)	The 2022 yield is calculated using beginning balances adjusted for the Talcott Reinsurance Transaction.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Net investment income increased primarily due to higher yields and average invested assets in fixed maturities and cash and due to foreign currency tailwinds. These increases were partially offset by lower income associated with derivatives in fair value hedges, lower value-add real estate sales in our U.S. operations and lower inflation-based investment returns on Latin America average invested assets.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net investment income decreased primarily due to impacts of the Talcott Reinsurance Transaction in 2022 partially offset by higher inflation-based investment returns on our Latin America average invested assets and cash.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains and losses for the periods indicated. The amounts below do not include net realized capital gains (losses) on funds withheld assets that are not passed to the reinsurer, which are separately reported on the consolidated statements of operations.

	For the year ended December 31,			Increase (decrease)
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021

	(in millions)
Fixed maturities, available-for-sale – credit losses, including credit sales (1)	$(43.8)	$(27.1)	$(45.2)	$(16.7)	$18.1
Commercial mortgage loans ̶ credit losses	(58.4)	(31.2)	(1.3)	(27.2)	(29.9)
Other ̶ credit gains (losses)	(0.1)	(3.1)	7.7	3.0	(10.8)
Fixed maturities, available-for-sale and trading – noncredit	(81.3)	(145.2)	7.9	63.9	(153.1)
Derivatives and related hedge activities	(21.7)	260.1	(1.6)	(281.8)	261.7
Other gains (losses)	133.1	(235.6)	147.9	368.7	(383.5)
Net realized capital gains (losses) (2)	$(72.2)	$(182.1)	$115.4	$109.9	$(297.5)
(1)	Includes credit sales, adjustments to the credit loss valuation allowance, write-offs and recoveries on available-for-sale securities.
(2)	Net realized capital gains (losses) can be volatile due to credit losses from invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Net realized capital losses decreased primarily due to reduced non-credit losses on available-for-sale fixed maturities, gains versus losses on equity securities and sponsored investment funds due to equity market improvement, and increased gains on equity real estate sales. These decreases were partially offset by losses versus gains on interest rate derivatives not designated as hedging instruments due to changes in interest rates, increased losses from strengthening commercial mortgage loan reserves and increased losses on residential whole loan trust deconsolidations.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net realized capital losses increased primarily due to losses on equity securities and sponsored investment funds due to equity market declines, non-credit losses on available-for-sale fixed maturities and losses on a residential whole loan trust deconsolidation. These were partially offset by increased gains on interest rate swaps not designated as hedging instruments due to changes in interest rates, gains versus losses on currency derivatives and increased gains on real estate asset swaps.

U.S. Investment Operations

In the following sections, we provide details about U.S. Investment Operations, excluding investments held as part of the coinsurance with funds withheld agreement. We believe the details of the composition of our investment portfolio excluding the funds withheld are most relevant to an understanding of our operations that are pertinent to investors because all funds withheld assets support obligations and liabilities relating to the Talcott Reinsurance Transaction. Guidelines are in place to ensure the investment risk associated with these fund withheld assets are appropriately managed. See Footnote 12, Reinsurance, for further information on the funds withheld assets.

Of our invested assets, $72,520.1 million were held by our U.S. operations as of December 31, 2023. Our U.S. invested assets are managed primarily by Principal Global Investors. Our Investment Committee, appointed by our Board, is responsible for establishing investment policies and monitoring risk limits and tolerances. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect customers’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

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

We purchase credit default swaps to hedge certain credit exposures in our investment portfolio. We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $85.0 million and $130.0 million as of December 31, 2023 and December 31, 2022, respectively. We sell credit default swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 5, Derivative Financial Instruments” under the caption, “Credit Derivatives Sold.”

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

	Weighted average loan‑to‑value ratio		Debt service coverage ratio
	December 31, 2023	December 31, 2022	December 31, 2023		December 31, 2022
New mortgages	50%	50%	1.4	x	2.3	x
Entire mortgage portfolio	49%	46%	2.5	x	2.5	x

We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, were $2,159.0 million and 4.0%, respectively, as of December 31, 2023, and $2,539.0 million and 3.9%, respectively, as of December 31, 2022. In addition, the amortized cost and weighted average yield of RMBS, residential collateralized mortgage obligations, and asset-backed securities - home equity with material prepayment risk were $6,959.0 million and 3.7%, respectively, as of December 31, 2023, and $5,546.1 million and 2.9%, respectively, as of December 31, 2022.

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

Overall Composition of U.S. Invested Assets

As shown in the following table, the major categories of U.S. invested assets are fixed maturities and mortgage loans.

	December 31, 2023		December 31, 2022
	Carrying amount	% of total	Carrying amount	% of total

	($ in millions)
Fixed maturities	$47,802.3	66%	$44,745.4	65%
Equity securities	667.9	1	532.2	1
Mortgage loans	16,792.1	23	16,866.3	25
Real estate	2,343.4	3	2,237.4	3
Policy loans	793.2	1	770.2	1
Other investments	4,121.2	6	3,745.7	5
Total invested assets	72,520.1	100%	68,897.2	100%
Cash and cash equivalents	3,668.8		2,894.5
Total invested assets and cash	$76,188.9		$71,791.7

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities.

Fixed maturities were diversified by category of issuer, as shown in the following table for the years indicated.

	December 31, 2023		December 31, 2022
	Carrying amount	Percent of total	Carrying amount	Percent of total

	($ in millions)
U.S. government and agencies	$1,231.9	3%	$1,432.4	3%
Non-U.S. governments	378.5	1	400.0	1
States and political subdivisions	5,143.7	11	4,544.9	10
Corporate - public	13,690.1	29	15,661.4	35
Corporate - private	11,258.2	24	9,144.4	20
Residential mortgage-backed pass-through securities	3,061.8	5	2,172.3	5
Commercial mortgage-backed securities	3,854.5	8	3,861.9	9
Residential collateralized mortgage obligations	3,214.8	7	2,666.9	6
Asset-backed securities	5,968.8	12	4,861.2	11
Total fixed maturities	$47,802.3	100%	$44,745.4	100%

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 14% of total fixed maturities as of both December 31, 2023 and December 31, 2022. It is comprised of corporate and foreign government fixed maturities.

	December 31, 2023	December 31, 2022

	(in millions)
European Union	$1,826.8	$1,547.7
Australia/New Zealand	1,389.6	1,283.4
United Kingdom	1,147.7	1,167.4
Latin America	995.6	1,023.3
Asia-Pacific	530.2	584.7
Middle East and Africa	451.3	424.5
Europe, non-European Union	258.1	302.5
Other	115.1	137.3
Total	$6,714.4	$6,470.8

International fixed maturities exposure is determined by the country of risk of the obligor entity. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of December 31, 2023 and December 31, 2022, our investments in Canada totaled $958.0 million and $982.9 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The top 10 exposures comprised 4.8% of single-name credit fixed maturity exposures as of both December 31, 2023 and December 31, 2022.

Fixed Maturities Valuation and Credit Quality. Valuation techniques for the fixed maturities portfolio vary by security type and the availability of market data. The use of different pricing techniques and their assumptions could produce different financial results. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 18, Fair Value Measurements” for further details regarding our pricing methodology. Once prices are determined, they are reviewed by pricing analysts for reasonableness based on asset class and observable market data. Investment analysts who are familiar with specific securities review prices for reasonableness through direct interaction with external sources, review of recent trade activity or use of internal models. All fixed maturities placed on the “watch list” are periodically analyzed by investment analysts. These analysts periodically meet with the Chief Investment Officer and the Portfolio Managers to determine reasonableness of the analysts’ prices. The valuation of bonds for which a credit loss exists and there is no quoted price is typically based on relative value analysis and the present value of the future cash flows expected to be received. Although we believe these values reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other market factors involve qualitative and unobservable inputs.

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

	December 31, 2023			December 31, 2022
			Percent of			Percent of
	Amortized	Carrying	carrying	Amortized	Carrying	carrying
NAIC designation	cost	amount	amount	cost	amount	amount

	($ in millions)
1	$34,601.1	$32,078.6	67%	$32,398.0	$29,011.9	65%
2	13,624.2	12,749.5	27	14,143.5	12,735.3	28
3	2,727.3	2,615.1	5	2,871.9	2,656.1	6
4	354.1	327.4	1	357.0	312.1	1
5	9.1	7.5	—	15.3	14.5	—
6	31.1	24.2	—	20.2	15.5	—
Total fixed maturities	$51,346.9	$47,802.3	100%	$49,805.9	$44,745.4	100%

Fixed maturities included 39 securities with an amortized cost of $433.3 million, gross gains of $21.5 million, gross losses of $3.9 million, valuation allowance of $0.0 million and a carrying amount of $450.9 million as of December 31, 2023, that were still pending a review and assignment of a designation by the SVO or NRSRO ratings to be assigned. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, or NRSRO ratings that have expired or been withdrawn, we will always have securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent designation is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities. As of December 31, 2023, based on amortized cost, 96% of our CMBS portfolio had an NAIC designation of 1.

The following table presents our exposure by credit quality based on NAIC designations for our CMBS portfolio as of the years indicated.

	December 31, 2023		December 31, 2022
	Amortized	Carrying	Amortized	Carrying
NAIC designation	cost	amount	cost	amount

	(in millions)
1	$4,207.2	$3,732.2	$4,340.6	$3,801.5
2	156.1	118.5	70.8	55.8
3	2.9	2.2	2.2	1.9
4	3.0	1.3	3.9	2.4
5	—	—	—	—
6	0.6	0.3	0.6	0.3
Total (1)	$4,369.8	$3,854.5	$4,418.1	$3,861.9
(1)	The CMBS portfolio included agency CMBS with a $546.5 million amortized cost and a $518.2 million carrying amount as of December 31, 2023, and a $508.4 million amortized cost and a $473.0 million carrying amount as of December 31, 2022.

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

	December 31, 2023	December 31, 2022

	($ in millions)
Total fixed maturities	$47,802.3	$44,745.4
Problem fixed maturities (1)	$42.6	$20.9
Potential problem fixed maturities	66.7	21.8
Total problem, potential problem and restructured fixed maturities	$109.3	$42.7
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	0.23%	0.10%
(1)	The problem fixed maturities carrying amount is net of the credit loss valuation allowance.

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

The net realized loss relating to the change in the allowance for credit loss and credit related sales of fixed maturities was $48.9 million, $29.7 million and $34.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Fixed Maturities Available-for-Sale

The following tables present our fixed maturities available-for-sale by industry category, as of the years indicated.

	December 31, 2023
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount

	(in millions)
Finance — Banking	$1,885.8	$8.2	$151.9	$—	$1,742.1
Finance — Brokerage	674.1	5.4	58.3	—	621.2
Finance — Finance Companies	377.6	1.9	43.1	—	336.4
Finance — Financial Other	1,435.9	12.8	123.3	—	1,325.4
Finance — Insurance	1,759.4	29.0	152.3	—	1,636.1
Finance — Real estate investment trusts (“REITs”)	1,729.3	0.3	175.7	—	1,553.9
Industrial — Basic Industry	1,203.9	22.8	85.5	—	1,141.2
Industrial — Capital Goods	1,350.1	17.1	101.5	—	1,265.7
Industrial — Communications	2,261.1	58.0	149.3	—	2,169.8
Industrial — Consumer Cyclical	1,129.8	6.4	85.7	—	1,050.5
Industrial — Consumer Non-Cyclical	2,929.8	23.7	188.1	1.6	2,763.8
Industrial — Energy	1,869.7	57.1	113.5	—	1,813.3
Industrial — Other	767.6	7.5	33.0	—	742.1
Industrial — Technology	1,357.5	12.4	107.5	—	1,262.4
Industrial — Transportation	1,771.2	24.2	123.2	—	1,672.2
Utility — Electric	2,898.6	27.9	279.3	—	2,647.2
Utility — Natural Gas	423.3	5.2	49.5	—	379.0
Utility — Other	270.4	2.9	29.2	—	244.1
Government guaranteed	271.7	15.9	14.5	—	273.1
Total corporate securities	26,366.8	338.7	2,064.4	1.6	24,639.5

Residential mortgage-backed pass-through securities	3,187.8	25.1	161.4	—	3,051.5
Commercial mortgage-backed securities	4,316.7	—	515.3	—	3,801.4
Residential collateralized mortgage obligations	3,598.6	13.8	410.1	0.1	3,202.2
Asset-backed securities — Home equity (1)	139.0	2.9	4.3	—	137.6
Asset-backed securities — All other	2,209.6	13.6	76.2	—	2,147.0
Collateralized debt obligations — Credit	16.6	—	4.9	—	11.7
Collateralized debt obligations — Loans	3,669.6	6.1	20.3	—	3,655.4
Total mortgage-backed and other asset-backed securities	17,137.9	61.5	1,192.5	0.1	16,006.8

U.S. government and agencies	1,257.9	19.3	73.0	—	1,204.2
States and political subdivisions	5,748.6	42.6	651.3	—	5,139.9
Non-U.S. governments	400.3	17.0	40.8	—	376.5
Total fixed maturities, available-for-sale	$50,911.5	$479.1	$4,022.0	$1.7	$47,366.9
(1)	This exposure is all related to sub-prime mortgage loans.

	December 31, 2022
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount

	(in millions)
Finance — Banking	$2,396.8	$3.7	$234.6	$—	$2,165.9
Finance — Brokerage	667.3	1.6	88.4	—	580.5
Finance — Finance Companies	338.6	—	61.9	—	276.7
Finance — Financial Other	1,120.5	1.5	162.6	—	959.4
Finance — Insurance	1,882.8	27.2	190.9	—	1,719.1
Finance — REITs	1,785.4	0.4	237.6	—	1,548.2
Industrial — Basic Industry	1,220.6	10.6	116.7	—	1,114.5
Industrial — Capital Goods	1,518.7	5.5	158.5	—	1,365.7
Industrial — Communications	2,286.8	47.4	219.1	—	2,115.1
Industrial — Consumer Cyclical	1,216.9	5.5	135.0	—	1,087.4
Industrial — Consumer Non-Cyclical	3,329.2	15.4	292.9	—	3,051.7
Industrial — Energy	1,872.0	39.9	159.2	—	1,752.7
Industrial — Other	807.9	0.7	65.9	—	742.7
Industrial — Technology	1,392.8	2.6	153.1	—	1,242.3
Industrial — Transportation	1,637.0	5.4	176.2	—	1,466.2
Utility — Electric	2,886.8	17.8	382.2	—	2,522.4
Utility — Natural Gas	389.3	0.7	58.9	—	331.1
Utility — Other	359.8	—	66.3	—	293.5
Government guaranteed	171.8	10.3	13.3	—	168.8
Total corporate securities	27,281.0	196.2	2,973.3	—	24,503.9

Residential mortgage-backed pass-through securities	2,348.8	5.8	187.6	—	2,167.0
Commercial mortgage-backed securities	4,334.7	—	556.2	—	3,778.5
Residential collateralized mortgage obligations	3,113.8	2.6	451.8	0.1	2,664.5
Asset-backed securities — Home equity (1)	73.5	1.6	2.9	—	72.2
Asset-backed securities — All other	1,662.1	—	125.2	—	1,536.9
Collateralized debt obligations — Credit	16.8	—	5.2	—	11.6
Collateralized debt obligations — CMBS	—	0.3	—	—	0.3
Collateralized debt obligations — Loans	3,264.7	1.1	108.9	—	3,156.9
Total mortgage-backed and other asset-backed securities	14,814.4	11.4	1,437.8	0.1	13,387.9

U.S. government and agencies	1,443.9	0.1	90.2	—	1,353.8
States and political subdivisions	5,281.8	9.8	751.4	—	4,540.2
Non-U.S. governments	423.0	18.8	44.0	—	397.8
Total fixed maturities, available-for-sale	$49,244.1	$236.3	$5,296.7	$0.1	$44,183.6
(1)	This exposure is all related to sub-prime mortgage loans.

Of the $4,022.0 million in gross unrealized losses as of December 31, 2023, $13.9 million in losses were attributed to securities scheduled to mature in one year or less, $238.3 million attributed to securities scheduled to mature between one to five years, $662.9 million attributed to securities scheduled to mature between five to ten years, $1,914.4 million attributed to securities scheduled to mature after ten years and $1,192.5 million related to mortgage-backed and other ABS that are not classified by maturity year. As of December 31, 2023, we were in a $3,542.9 million net unrealized loss position as compared to a $5,060.4 million net unrealized loss position as of December 31, 2022. The $1,517.5 million decrease in net unrealized loss for the year ended December 31, 2023, can be attributed to a tightening of credit spreads.

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

The following table presents our fixed maturities available-for-sale by investment grade and below investment grade as of the years indicated.

	December 31, 2023					December 31, 2022
		Gross	Gross	Allowance			Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount	cost	gains	losses	loss	amount

	(in millions)
Investment grade:
Public	$37,197.9	$324.9	$3,077.1	$—	$34,445.7	$37,338.9	$217.2	$3,951.8	$0.1	$33,604.2
Private	10,738.5	137.7	782.7	—	10,093.5	8,752.7	11.2	1,070.8	—	7,693.1
Below investment grade:
Public	1,352.1	6.2	139.1	—	1,219.2	1,728.2	5.5	245.3	—	1,488.4
Private	1,623.0	10.3	23.1	1.7	1,608.5	1,424.3	2.4	28.8	—	1,397.9
Total fixed maturities, available-for-sale	$50,911.5	$479.1	$4,022.0	$1.7	$47,366.9	$49,244.1	$236.3	$5,296.7	$0.1	$44,183.6

Included in the public category as of December 31, 2023 and December 31, 2022, were $12,017.4 million and $10,829.2 million, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

The following tables present the fair value and the gross unrealized losses on our fixed maturities available-for-sale for which an allowance for credit loss has not been recorded by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2023 and December 31, 2022, respectively.

	December 31, 2023
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$316.4	$3.1	$672.5	$69.8	$988.9	$72.9
Non-U.S. governments	37.4	1.0	208.8	39.8	246.2	40.8
States and political subdivisions	563.6	18.2	3,622.4	633.0	4,186.0	651.2
Corporate	1,968.7	57.8	16,294.4	2,005.4	18,263.1	2,063.2
Residential mortgage-backed pass-through securities	633.0	4.9	1,272.1	157.4	1,905.1	162.3
Commercial mortgage-backed securities	246.1	3.6	3,319.7	510.8	3,565.8	514.4
Collateralized debt obligations (2)	357.0	1.4	2,039.6	23.9	2,396.6	25.3
Other debt obligations	806.1	14.7	3,281.9	475.8	4,088.0	490.5
Total fixed maturities, available-for-sale	$4,928.3	$104.7	$30,711.4	$3,915.9	$35,639.7	$4,020.6
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

	December 31, 2022
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$1,142.3	$48.4	$181.5	$41.8	$1,323.8	$90.2
Non-U.S. governments	253.1	38.1	17.2	6.1	270.3	44.2
States and political subdivisions	3,703.9	625.8	382.6	125.6	4,086.5	751.4
Corporate	18,548.4	2,352.8	2,407.8	620.4	20,956.2	2,973.2
Residential mortgage-backed pass-through securities	1,149.9	88.7	573.5	104.5	1,723.4	193.2
Commercial mortgage-backed securities	2,720.5	352.4	986.6	201.8	3,707.1	554.2
Collateralized debt obligations (2)	1,813.1	63.9	1,207.2	50.1	3,020.3	114.0
Other debt obligations	1,976.3	197.6	1,895.6	377.0	3,871.9	574.6
Total fixed maturities, available-for-sale	$31,307.5	$3,767.7	$7,652.0	$1,527.3	$38,959.5	$5,295.0
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

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

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 25% and 26% of our commercial mortgage loan portfolio before valuation allowance as of December 31, 2023 and December 31, 2022, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The typical borrower in our commercial mortgage loan portfolio is a single purpose entity or single asset entity. As of December 31, 2023 and December 31, 2022, the total number of commercial mortgage loans outstanding were 596 and 656, of which 38% and 43% were for loans with principal balances less than $10.0 million as of December 31, 2023 and December 31, 2022, respectively. The average loan size of our commercial mortgage portfolio was $22.9 million and $20.7 million as of December 31, 2023 and December 31, 2022, respectively.

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

We had two potential problem commercial mortgage loans with a carrying amount of $95.4 million for which we had a valuation allowance of $11.9 million as of December 31, 2023. We also had two restructured problem commercial mortgage loans with a carrying amount of $92.7 million for which we had a valuation allowance of $34.1 million and one delinquent problem commercial mortgage loan with a carrying amount of $7.9 million for which we had a valuation allowance of $7.9 million as of December 31, 2023. We also had one restructured problem commercial mortgage loan with a carrying amount of $35.5 million for which we had a valuation allowance of $20.0 million and one delinquent problem commercial mortgage loan with a carrying amount of $8.3 million for which we had a valuation allowance of $8.3 million as of December 31, 2022.

	December 31, 2023	December 31, 2022

	($ in millions)

Total commercial mortgage loans	$13,544.9	$13,487.5
Potential problem commercial mortgage loans	$83.5	$—
Restructured problem commercial mortgage loans	58.6	15.5
Total problem, potential problem and restructured commercial mortgage loans	$142.1	$15.5
Total problem, potential problem and restructured commercial mortgage loans as a percent of total commercial mortgage loans	1.05%	0.11%

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

Real Estate

Real estate consists primarily of commercial equity real estate. As of December 31, 2023 and December 31, 2022, the carrying amount of our equity real estate investment was $2,343.4 million and $2,237.4 million, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” The carrying value of real estate held for investment is generally adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized capital losses in our consolidated results of operations. No such impairment adjustments were recorded for the year ended December 31, 2023 or for the year ended December 31, 2022.

Once we identify a real estate property to be sold and it is probable that it will be sold, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. The valuation allowance did not change for the year ended December 31, 2023 or for the year ended December 31, 2022.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country. As of December 31, 2023, our largest equity real estate portfolio concentration was in the Pacific (46%) region of the United States. By property type, our largest concentrations were in Apartments (34%) and Industrial (29%) as of December 31, 2023.

Other Investments

Our other investments totaled $4,121.2 million as of December 31, 2023, compared to $3,745.7 million as of December 31, 2022. Other investments include interests in unconsolidated entities, which include real estate properties owned jointly with venture partners and operated by the partners; sponsored investment funds; the cash surrender value of company owned and trust owned life insurance; derivative assets and other investments.

International Investment Operations

Of our invested assets, $6,888.4 million were held by our Principal International operations as of December 31, 2023. The assets are primarily managed by the local Principal International affiliate. Due to the regulatory constraints in each location, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets is fixed maturities. The following table excludes invested assets of the separate accounts.

	December 31, 2023		December 31, 2022
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total

	($ in millions)
Fixed maturities	$2,802.7	41%	$3,110.9	42%
Equity securities	809.9	12	1,165.4	16
Mortgage loans	964.8	14	952.7	13
Real estate	1.9	—	2.3	—
Policy loans	16.1	—	14.5	—
Other investments:
Direct financing leases	649.2	9	664.4	9
Investment in unconsolidated operating entities	1,190.0	17	1,092.3	14
Derivative assets and other investments	453.8	7	439.8	6
Total invested assets	6,888.4	100%	7,442.3	100%
Cash and cash equivalents	220.5		190.6
Total invested assets and cash	$7,108.9		$7,632.9

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
A reduction in the fair value of intangible assets in our reporting units, potentially leading to an impairment of goodwill or other intangible assets

We estimate a hypothetical 100 basis point immediate, parallel decrease in U.S. interest rates would impact segment pre-tax operating earnings between (1)% and 1% over the next twelve months. This estimate reflects the impact of routine management actions in response to changes in interest rates, such as reducing the interest rates we credit on contractholder account balances, but does not reflect the impact of other actions management may consider, such as curtailing sales of certain products.

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

Guaranteed Minimum Interest Rate Exposure. The following table provides detail on the differences between the interest rates being credited to contractholders as of December 31, 2023, and the respective guaranteed minimum interest rates (“GMIRs”). Amounts for contracts without significant fee revenues such as GICs, funding agreements, retail fixed income annuities and guaranteed pension contracts are excluded. Additionally, amounts for contracts that are reinsured as part of the Talcott Reinsurance Transaction are also excluded. Account values are broken down by GMIR level within the Retirement and Income Solutions and Benefits and Protection segments.

	Account values (1)
		Excess of crediting rates over GMIR:
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total

	($ in millions)
Guaranteed minimum interest rate
Retirement and Income Solutions
Up to 1.00%	$22.6	$3.3	$101.8	$1,006.0	$312.8	$1,446.5
1.01% ‑ 2.00%	5,139.6	3.8	1,153.1	—	874.6	7,171.1
2.01% ‑ 3.00%	630.6	0.1	0.8	59.1	1,701.2	2,391.8
3.01% ‑ 4.00%	7.4	—	—	—	—	7.4
4.01% and above	16.9	—	—	—	—	16.9
Subtotal	5,817.1	7.2	1,255.7	1,065.1	2,888.6	11,033.7

Benefits and Protection
Up to 1.00%	—	—	16.1	1.0	2.4	19.5
1.01% ‑ 2.00%	—	—	—	4.6	415.4	420.0
2.01% ‑ 3.00%	7.0	9.9	119.5	350.6	3.0	490.0
3.01% ‑ 4.00%	1,606.6	48.0	37.5	32.5	3.2	1,727.8
4.01% and above	40.5	3.9	8.3	1.5	—	54.2
Subtotal	1,654.1	61.8	181.4	390.2	424.0	2,711.5

Total	$7,471.2	$69.0	$1,437.1	$1,455.3	$3,312.6	$13,745.2
Percentage of total	54.4%	0.4%	10.5%	10.6%	24.1%	100.0%
(1)	Includes only the account values, net of the account values with associated policy loans, for products with GMIRs and discretionary crediting rates, excluding amounts for contracts that are reinsured as part of the Talcott Reinsurance Transaction.

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

We estimate a hypothetical 100 basis point immediate, parallel increase in interest rates would reduce the net reported fair value of our financial assets and derivatives by $2,670.3 million as of December 31, 2023, compared to$2,446.9 million as of December 31, 2022. This estimate only reflects the change in fair value for financial assets and derivatives reported at fair value on our consolidated statements of financial position. Assets and liabilities not reported at fair value on our consolidated statements of financial position – including mortgage loans, liabilities relating to insurance contracts, investment contracts, debt and bank deposits – are excluded from this sensitivity analysis. We believe the excluded liability items would economically serve as a partial offset to the net interest rate risk of the financial instruments included in the sensitivity analysis. Separate account assets and liabilities are also excluded from this estimate, as any interest rate risk is borne by the holder of the separate account. Assets backing reserves as part of a coinsurance with funds withheld agreement are excluded from this estimate, as any interest rate risk is passed to the reinsurer. For more information on fair value measurements, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 18, Fair Value Measurements.”

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

Our net estimated potential loss in fair value as of December 31, 2023, increased $223.4 million from December 31, 2022, primarily due to an increase in the fair value of our assets.

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

The plan fiduciaries use a Dynamic Asset Allocation strategy for our qualified defined benefit pension plan, which strategically allocates an increasing portion of the assets of the pension plan to fixed income securities as the funding status improves. The intended purpose of using the Dynamic Asset Allocation strategy is that the expected change in the value of the plan assets and the change in pension benefit obligation due to market movements are more likely to have more correlation versus a static allocation of assets between categories. For more information see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefit Plans” and Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Employee and Agent Benefits.”

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

We estimate as of December 31, 2023, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency-denominated instruments identified above because we effectively hedge foreign currency-denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2022. However, fluctuations in foreign currency exchange rates do affect the translation of segment pre-tax operating earnings and equity of our international operations into our consolidated financial statements.

For our Principal International operations, we estimate a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $285.0 million, or 10.0%, reduction in the total equity excluding noncontrolling interests of our international operations as of December 31, 2023, as compared to an estimated $258.5 million, or 10.0%, reduction as of December 31, 2022. We estimate a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $37.5 million, or 12.0%, reduction in segment pre-tax operating earnings of our international operations for the year ended December 31, 2023, as compared to an estimated $36.8 million, or 12.0%, reduction for the year ended December 31, 2022.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. We did not have currency swap agreements associated with foreign-denominated liabilities as of December 31, 2023 and December 31, 2022. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $1,888.5 million and $1,389.8 million as of December 31, 2023 and December 31, 2022, respectively.

With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our Principal International operations had currency swaps with a notional amount of $217.3 million and $244.9 million as of December 31, 2023 and December 31, 2022, respectively. Our Principal International operations also utilized currency forwards with a notional amount of $711.9 million and $672.5 million as of December 31, 2023 and December 31, 2022, respectively.

We use currency forwards to hedge currency risk associated with expected cash flows in our foreign operations. We held currency forwards with a notional of $265.5 million and $388.5 million as of December 31, 2023 and December 31, 2022, respectively.

Additionally, we use currency forwards to hedge net equity investments in our foreign operations, including certain sponsored investment funds. We held currency forwards with a notional amount of $31.0 million and $30.1 million as of December 31, 2023 and December 31, 2022, respectively.

We also use currency forwards to hedge certain foreign-denominated investments in our domestic operations. We held currency forwards with a notional amount of $54.1 million and $32.0 million as of December 31, 2023 and December 31, 2022, respectively.

Equity Risk

Equity risk is the risk we will incur economic losses due to adverse fluctuations in equity markets. As of December 31, 2023 and December 31, 2022, the fair value of our equity securities was $1,478.1 million and $1,708.6 million, respectively. We estimate a 10% decline in the prices of the equity securities would result in a decline in fair value of our equity securities of $147.8 million as of December 31, 2023, as compared to a decline in fair value of our equity securities of $170.9 million as of December 31, 2022.

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

We estimate an immediate 10% decline in the S&P 500 index, followed by a 2% per quarter increase would reduce our annual segment pre-tax operating earnings by approximately 5% to 8% over the next twelve months. The selection of a 10% unfavorable change in the S&P 500 index should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. Our exposure will change as a result of changes in our mix of business.

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

Use of Derivatives to Manage Equity Risk. We economically hedge the universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product’s profile or selling options to offset existing exposures. We economically hedge RILA exposure using options and futures. We economically hedge the GMWB rider MRB exposure, which includes interest rate risk and equity risk, using futures, options, treasury forwards and interest rate swaps with notional amounts of $8,600.5 million and $8,950.4 million as of December 31, 2023, and December 31, 2022, respectively. The fair value of both MRBs and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Principal Financial Group, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Principal Financial Group, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Principal Financial Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 20, 2024 expressed an unqualified opinion thereon.

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

Des Moines, Iowa February 20, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Principal Financial Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Principal Financial Group, Inc.(the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2024 expressed an unqualified opinion thereon.

Adoption of ASU No. 2018-12

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for long-duration contracts in each of the three years in the period ended December 31, 2023 due to the adoption of ASU No. 2018-12, Financial Services – Insurance (Topic 944), Targeted Improvements to the Accounting for Long-Duration Contracts.

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

A subset of the Company’s $66.5 billion fixed-income securities portfolio exhibits higher estimation uncertainty when determining fair value. The fixed-income securities, which include bonds, asset-backed securities, redeemable preferred stock and certain non-redeemable preferred securities, are classified as either available-for-sale or trading and, accordingly, are carried at fair value in the consolidated statements of financial position. As discussed in Note 18 of the consolidated financial statements, for certain securities the Company obtains prices from third party pricing vendors, a subset of which exhibit higher estimation uncertainty given the characteristics of the security. In addition, the Company uses a matrix priced internal model to develop the fair value for a subset of corporate bonds. The fair value is developed using a risk spread which creates higher estimation uncertainty.

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

Liability for future policy benefits and claims
Description of the Matter

At December 31, 2023, future policy benefits and claims related to traditional and limited payment long-duration contracts totaled $46.8 billion.

The future policy benefits liability related to these products is based on estimates of how much the Company will need to pay for future benefits and the amount of fees to be collected from policyholders for these policy features. As described in Note 10, there is uncertainty inherent in estimating this liability because there is a significant amount of management judgment involved in developing certain assumptions that impact the liability balance, which include mortality rates, and lapse termination rates.

Auditing the valuation of future policy benefits liabilities related to these products was complex and required the involvement of our actuarial specialist due to the high degree of judgment used by management in setting the assumptions used in the estimate of the future policy benefits liability related to these products.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the future policy benefits liability estimation processes, including among others, controls related to the review and approval processes that management has in place for the assumptions used in the valuation of the future policy benefits liability. This included testing controls related to management’s evaluation of the need to update assumptions based on the comparison of actual company experience to previous assumptions.

We involved actuarial specialists to assist with our audit procedures which included, among others, an evaluation of the methodology applied by management with those methods used in prior periods. To assess the significant assumptions used by management, we compared the significant assumptions noted above to historical experience, industry data or management’s estimates of prospective changes in these assumptions. In addition, we performed an independent recalculation of cash flows related to the future policy benefit reserves for a sample of cohorts or contracts which we compared to the actuarial model used by management.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1967.

Des Moines, Iowa February 20, 2024

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	December 31,	December 31,
	2023	2022
		(As recast)
	(in millions)
Assets
Fixed maturities, available-for-sale	$65,673.1	$62,889.9
Fixed maturities, trading (2023 and 2022 include $81.2 million and $27.8 million related to consolidated variable interest entities)	836.2	760.7
Equity securities (2023 and 2022 include $394.4 million and $740.0 million related to consolidated variable interest entities)	1,478.1	1,708.6
Mortgage loans (2023 and 2022 include $871.9 million and $1,179.7 million related to consolidated variable interest entities)	20,142.8	20,629.8
Real estate (2023 and 2022 include $779.1 million and $649.0 million related to consolidated variable interest entities)	2,345.3	2,239.7
Policy loans	809.3	784.7
Other investments (2023 and 2022 include $596.4 million and $375.9 million related to consolidated variable interest entities and $163.2 million and $0.0 million measured at fair value under the fair value option)	7,035.6	6,122.0
Total investments	98,320.4	95,135.4
Cash and cash equivalents (2023 and 2022 include $83.6 million and $32.4 million related to consolidated variable interest entities)	4,707.7	4,848.0
Accrued investment income	786.2	742.1
Reinsurance recoverable and deposit receivable	20,611.7	21,442.7
Premiums due and other receivables	3,998.8	3,933.3
Deferred acquisition costs	3,950.5	3,948.0
Market risk benefit asset	153.4	109.2
Property and equipment	938.4	996.1
Goodwill	1,608.5	1,598.2
Other intangibles	1,469.8	1,533.3
Separate account assets (2023 and 2022 include $34,688.3 million and $34,193.8 million related to consolidated variable interest entities)	167,605.6	155,375.1
Other assets	895.7	1,205.6
Total assets	$305,046.7	$290,867.0
Liabilities
Contractholder funds (2023 and 2022 include $0.0 million and $334.0 million related to consolidated variable interest entities)	$41,501.1	$42,825.3
Future policy benefits and claims	46,826.5	43,314.0
Market risk benefit liability	133.2	207.4
Other policyholder funds	916.8	911.5
Short-term debt	61.1	80.7
Long-term debt	3,930.9	3,997.0
Income taxes currently payable	11.9	19.2
Deferred income taxes	1,613.3	1,324.2
Separate account liabilities (2023 and 2022 include $34,688.3 million and $34,193.8 million related to consolidated variable interest entities)	167,605.6	155,375.1
Funds withheld payable	19,629.5	20,436.1
Other liabilities (2023 and 2022 include $87.7 million and $86.8 million related to consolidated variable interest entities)	11,606.2	12,096.7
Total liabilities	293,836.1	280,587.2

Redeemable noncontrolling interest (2023 and 2022 include $226.4 million and $235.3 million related to consolidated variable interest entities)	248.9	262.0

Stockholders’ equity
Common stock, par value $0.01 per share; 2,500,000,000 shares authorized; 492,279,405 and 489,809,564 shares issued as of 2023 and 2022; 236,438,294 and 243,549,782 shares outstanding as of 2023 and 2022	4.9	4.9
Additional paid-in capital	10,908.6	10,740.4
Retained earnings	16,683.5	16,697.3
Accumulated other comprehensive loss	(5,345.3)	(6,879.0)
Treasury stock, at cost; 255,841,111 and 246,259,782 shares as of 2023 and 2022	(11,335.7)	(10,586.9)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	10,916.0	9,976.7
Noncontrolling interest	45.7	41.1
Total stockholders’ equity	10,961.7	10,017.8
Total liabilities and stockholders’ equity	$305,046.7	$290,867.0

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

	For the year ended December 31,
	2023	2022	2021
		(As recast)	(As recast)
	(in millions, except per share data)
Revenues
Premiums and other considerations	$6,470.9	$5,339.7	$4,841.5
Fees and other revenues	4,095.9	4,137.8	5,041.3
Net investment income	4,091.9	3,838.5	4,429.6
Net realized capital gains (losses) (1)	(72.2)	(182.1)	115.4
Net realized capital gains on funds withheld assets (1)	165.0	749.4	—
Change in fair value of funds withheld embedded derivative	(1,085.7)	3,652.8	—
Total revenues	13,665.8	17,536.1	14,427.8
Expenses
Benefits, claims and settlement expenses	7,788.2	6,631.3	7,258.2
Liability for future policy benefits remeasurement gain	(51.6)	(264.5)	(4.4)
Market risk benefit remeasurement loss	29.1	125.3	98.3
Dividends to policyholders	89.2	94.8	94.8
Operating expenses	5,072.1	4,962.2	5,070.0
Total expenses	12,927.0	11,549.1	12,516.9
Income before income taxes	738.8	5,987.0	1,910.9
Income taxes	68.7	1,189.5	283.9
Net income	670.1	4,797.5	1,627.0
Net income attributable to noncontrolling interest	46.9	40.6	46.8
Net income attributable to Principal Financial Group, Inc.	$623.2	$4,756.9	$1,580.2

Earnings per common share
Basic earnings per common share	$2.58	$18.94	$5.87

Diluted earnings per common share	$2.55	$18.63	$5.79
(1)	Includes realized and unrealized gains (losses). See Note 4, Investments, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Comprehensive Income

	For the year ended December 31,
	2023	2022	2021
		(As recast)	(As recast)
	(in millions)
Net income	$670.1	$4,797.5	$1,627.0
Other comprehensive income (loss), net:
Net unrealized gains (losses) on available-for-sale securities	1,843.1	(9,846.8)	(2,085.3)
Net unrealized gains (losses) on derivative instruments	(41.8)	(23.1)	33.4
Liability for future policy benefits discount rate remeasurement gain (loss)	(312.7)	4,778.5	2,839.7
Market risk benefit nonperformance risk gain (loss)	(30.9)	114.1	(0.4)
Foreign currency translation adjustment	73.7	(22.1)	(245.9)
Net unrecognized postretirement benefit obligation	2.4	90.6	115.8
Other comprehensive income (loss)	1,533.8	(4,908.8)	657.3
Comprehensive income (loss)	2,203.9	(111.3)	2,284.3
Comprehensive income attributable to noncontrolling interest	47.0	41.2	43.3
Comprehensive income (loss) attributable to Principal Financial Group, Inc.	$2,156.9	$(152.5)	$2,241.0

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders’
	stock	capital	earnings	income (loss)	stock	interest	equity

	(in millions)
Balances as of January 1, 2021	$4.8	$10,321.6	$11,838.0	$2,383.1	$(7,988.6)	$58.4	$16,617.3
Common stock issued	—	86.7	—	—	—	—	86.7
Stock-based compensation	—	106.1	(10.0)	—	—	0.1	96.2
Treasury stock acquired, common	—	—	—	—	(937.2)	—	(937.2)
Dividends to common stockholders	—	—	(654.1)	—	—	—	(654.1)
Distributions to noncontrolling interest	—	—	—	—	—	(33.7)	(33.7)
Contributions from noncontrolling interest	—	—	—	—	—	7.4	7.4
Purchase of subsidiary shares from noncontrolling interest (1)	—	(16.4)	—	—	—	(1.7)	(18.1)
Adjustments to redemption amount of redeemable noncontrolling interest	—	(3.0)	—	—	—	(0.1)	(3.1)
Effects of implementation of accounting change related to long-duration insurance contracts, net	—	—	(159.9)	(5,128.0)	—	—	(5,287.9)
Net income (1)	—	—	1,580.2	—	—	29.3	1,609.5
Other comprehensive income (1)	—	—	—	660.8	—	(3.3)	657.5
Balances as of December 31, 2021 (As recast)	4.8	10,495.0	12,594.2	(2,084.1)	(8,925.8)	56.4	12,140.5
Common stock issued	0.1	181.6	—	—	—	—	181.7
Stock-based compensation	—	102.7	(11.5)	—	—	0.4	91.6
Treasury stock acquired, common	—	—	—	—	(1,661.1)	—	(1,661.1)
Accelerated share repurchase	—	(33.9)	—	—	—	—	(33.9)
Dividends to common stockholders	—	—	(642.3)	—	—	—	(642.3)
Distributions to noncontrolling interest	—	—	—	—	—	(86.2)	(86.2)
Contributions from noncontrolling interest	—	—	—	—	—	7.3	7.3
Purchase of subsidiary shares from noncontrolling interest (1)	—	(5.7)	—	—	—	(2.4)	(8.1)
Adjustments to redemption amount of redeemable noncontrolling interest	—	0.7	—	—	—	(0.5)	0.2
Adjustment for reinsurance	—	—	—	114.5	—	—	114.5
Net income (1)	—	—	4,756.9	—	—	66.4	4,823.3
Other comprehensive loss (1)	—	—	—	(4,909.4)	—	(0.3)	(4,909.7)
Balances as of December 31, 2022 (As recast)	4.9	10,740.4	16,697.3	(6,879.0)	(10,586.9)	41.1	10,017.8
Common stock issued	—	57.8	—	—	—	—	57.8
Stock-based compensation	—	110.7	(11.5)	—	—	0.5	99.7
Treasury stock acquired, common	—	—	—	—	(748.8)	—	(748.8)
Dividends to common stockholders	—	—	(625.5)	—	—	—	(625.5)
Distributions to noncontrolling interest	—	—	—	—	—	(26.5)	(26.5)
Contributions from noncontrolling interest	—	—	—	—	—	7.6	7.6
Purchase of subsidiary shares from noncontrolling interest (1)	—	(1.2)	—	—	—	—	(1.2)
Adjustments to redemption amount of redeemable noncontrolling interest	—	0.9	—	—	—	0.2	1.1
Net income (1)	—	—	623.2	—	—	23.2	646.4
Other comprehensive income (1)	—	—	—	1,533.7	—	(0.4)	1,533.3
Balances as of December 31, 2023	$4.9	$10,908.6	$16,683.5	$(5,345.3)	$(11,335.7)	$45.7	$10,961.7
(1)	Excludes amounts attributable to redeemable noncontrolling interest. See Note 17, Stockholders’ Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2023	2022	2021
		(As recast)	(As recast)
	(in millions)
Operating activities
Net income	$670.1	$4,797.5	$1,627.0
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital (gains) losses	72.2	182.1	(115.4)
Net realized capital gains on funds withheld assets	(165.0)	(749.4)	—
Change in fair value of funds withheld embedded derivative	1,085.7	(3,652.8)	—
Depreciation and amortization expense	272.7	295.9	275.3
Amortization of deferred acquisition costs and contract costs	428.1	422.4	405.8
Additions to deferred acquisition costs and contract costs	(429.3)	(427.2)	(522.1)
Amortization of reinsurance loss	17.7	19.3	23.0
Market risk benefit remeasurement loss	29.1	125.3	98.3
Stock-based compensation	99.4	91.3	96.1
Income from equity method investments, net of dividends received	(110.2)	(111.0)	(189.8)
Changes in:
Accrued investment income	(44.1)	(46.3)	13.8
Net cash flows for trading securities and equity securities with operating intent	(56.0)	(339.5)	99.9
Premiums due and other receivables	(36.7)	(3,301.9)	8.3
Contractholder and policyholder liabilities and dividends	2,562.0	1,914.7	1,430.6
Current and deferred income taxes (benefits)	(40.5)	854.8	117.9
Real estate acquired through operating activities	(130.8)	(164.4)	(73.7)
Real estate sold through operating activities	164.8	7.9	1.8
Funds withheld, net of reinsurance recoverable and deposit receivable	(665.2)	3,038.6	(36.0)
Other assets and liabilities	214.9	341.5	9.0
Other	(146.5)	(125.9)	(15.4)
Net adjustments	3,122.3	(1,624.6)	1,627.4
Net cash provided by operating activities	3,792.4	3,172.9	3,254.4
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(11,417.0)	(19,352.6)	(16,625.5)
Sales	5,888.3	14,729.7	2,735.3
Maturities	5,190.8	6,853.7	10,960.0
Mortgage loans acquired or originated	(2,044.2)	(3,731.2)	(5,223.5)
Mortgage loans sold or repaid	2,112.0	2,614.6	2,853.2
Real estate acquired	(187.5)	(245.2)	(281.4)
Real estate sold	132.0	374.0	133.7
Net purchases of property and equipment	(102.0)	(116.3)	(129.9)
Sale of interests in subsidiaries	—	—	27.0
Net change in other investments	(919.3)	(68.2)	(142.6)
Net cash provided by (used in) investing activities	(1,346.9)	1,058.5	(5,693.7)
Financing activities
Issuance of common stock	57.8	181.7	86.7
Accelerated stock repurchase settlement	—	(33.9)	—
Acquisition of treasury stock	(740.4)	(1,661.1)	(937.2)
Payments for financing element derivatives	(42.1)	(50.6)	(39.9)
Purchase of subsidiary shares from noncontrolling interest	(2.8)	(9.2)	(24.2)
Dividends to common stockholders	(625.5)	(642.3)	(654.1)
Issuance of long-term debt	691.5	15.4	—
Principal repayments of long-term debt	(764.0)	(302.0)	(1.8)
Net proceeds from (repayments of) short-term borrowings	(18.5)	0.9	10.2
Investment contract deposits	8,618.9	7,346.7	9,359.8
Investment contract withdrawals	(9,422.4)	(7,647.3)	(8,801.0)
Net increase (decrease) in banking operation deposits	(338.6)	1,086.3	2,922.9
Other	0.3	—	0.1
Net cash provided by (used in) financing activities	(2,585.8)	(1,715.4)	1,921.5
Net increase (decrease) in cash and cash equivalents	(140.3)	2,516.0	(517.8)
Cash and cash equivalents at beginning of period	4,848.0	2,332.0	2,849.8
Cash and cash equivalents at end of period	$4,707.7	$4,848.0	$2,332.0
Supplemental information:
Cash paid for interest	$170.7	$175.8	$166.1
Cash paid for income taxes	68.1	142.1	109.9
Supplemental disclosure of non-cash activities:
Asset changes resulting from deconsolidation of residential whole loan securitizations:
Decrease in mortgage loans	$(389.7)	$(220.7)	$—
Increase in fixed maturities, available-for-sale	286.2	167.6	—
Increase in fixed maturities, trading	10.8	—	—
Assets transferred in kind for settlement to reinsurer	—	(428.5)	—
Changes from re-designation of other postretirement employee benefits (“OPEB”) plan assets to cover non-retiree benefits:
Increases in equity securities re-designated from funded status of OPEB plan	—	—	548.1
Increases in other investments re-designated from funded status of OPEB plan	—	—	117.5
Decrease in tax receivable re-designated from funded status of OPEB plan	—	—	(9.1)
Decrease in accumulated other comprehensive income (“AOCI”) due to reclassifying excess assets out of funded status of OPEB plan	—	—	9.1
Decrease in other assets due to reclassifying excess assets out of funded status of OPEB plan	—	—	(665.6)
Assets received in kind from pension risk transfer transactions	—	—	109.5

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

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

Uncertainties may impact our business, results of operations, financial condition and liquidity. See “Use of Estimates in the Preparation of Financial Statements” for additional details. Our estimates and assumptions could change in the future. Our results of operations and financial condition may also be impacted by other uncertainties including evolving regulatory, legislative and standard-setter accounting interpretations and guidance.

On January 1, 2023, we adopted the guidance commonly referred to as long-duration targeted improvements (“LDTI”), which updates certain requirements in the accounting for long-duration insurance and annuity contracts. The guidance was applied as of the January 1, 2021, transition date. As such, results for 2022 and 2021 have been recast and are also presented under the new LDTI guidance.

In the first quarter of 2023 we implemented changes to our organizational structure to better align businesses, distribution teams and product offerings for future growth. We integrated our global asset management and international pension businesses under one segment, Principal Asset Management. Results of our historically reported Principal Global Investors and Principal International segments are reported within this segment. Additionally, we are now reporting results for our Retirement and Income Solutions segment in total and not separated into Fee and Spread components. Finally, we updated the name of our U.S. Insurance Solutions segment to Benefits and Protection and will continue to report the results of Specialty Benefits and Life Insurance within this segment. Our segment results have been modified to reflect these changes, which did not have an impact on our consolidated financial statements. See Note 20, Segment Information, for financial results of our segments.

Certain reclassifications have been made to prior periods relating to the presentation of our loss adjustment expense (“LAE”) liability and the change in that liability to conform to the current presentation. See Note 10, Future Policy Benefits and Claims. The LAE liability was previously reported in other liabilities in the consolidated statements of financial position and the change in the liability was previously reported in operating expenses in the consolidated statements of operations. The LAE liability is now reported in future policy benefits and claims in the consolidated statements of financial position and the change in the liability is now reported in benefits, claims and settlement expenses in the consolidated statements of operations.

During the second quarter of 2022, we closed a coinsurance with funds withheld reinsurance transaction with Talcott Life &Annuity Re, Ltd. (“Talcott Life & Annuity Re”), a limited liability company organized under the laws of the Cayman Islands and an affiliate of Talcott Resolution Life, Inc., a subsidiary of Sixth Street, pursuant to which we ceded our in-force U.S. retail fixed annuity and universal life insurance with secondary guarantee (“ULSG”) blocks of business (the “Talcott Reinsurance Transaction”). The economics of the transaction were effective as of January 1, 2022. See Note 12, Reinsurance, for further details.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

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

December 31, 2023

1. Nature of Operations and Significant Accounting Policies – (continued)

Recent Accounting Pronouncements

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters
Standards not yet adopted:

Improvements to reportable segments disclosures

This authoritative guidance enhances the disclosures about a public entity’s reportable segments and addresses requests from investors for additional, more detailed information about a reportable segment’s expenses.

	January 1, 2025	We are currently evaluating the impact this guidance will have on our consolidated financial statements.
Improvements to income tax disclosures This authoritative guidance provides improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information.	January 1, 2025	We are currently evaluating the impact this guidance will have on our consolidated financial statements.
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
●
building models and evaluating preliminary output as models were developed;
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

December 31, 2023

1. Nature of Operations and Significant Accounting Policies – (continued)

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters
3.
Deferred acquisition costs (“DAC”) and other actuarial balances for all insurance and annuity contracts are amortized on a constant basis over the expected term of the related contracts.
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

The additional disclosure requirements can be found in the following notes:

●
Note 7, Deferred Acquisition Costs and Other Actuarial Balances
●
Note 8, Separate Account Balances
●
Note 9, Contractholder Funds
●
Note 10, Future Policy Benefits and Claims
●
Note 11, Market Risk Benefits

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

December 31, 2023

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

Simplifying the accounting for income taxes

This authoritative guidance simplified the accounting for income taxes by removing certain exceptions, including exceptions related to the incremental approach for intraperiod tax allocation, calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. Also, the guidance clarified the accounting for franchise taxes, transactions that result in a step-up in the tax basis of goodwill and enacted changes in tax laws or rates. It specifies that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements, although an entity may elect to do so. The guidance was applied based on varying transition methods defined by amendment. Early adoption was permitted.

	January 1, 2021	This guidance did not have a material impact on our consolidated financial statements.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

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

For traditional and limited-payment long-duration contracts, we review and update, if necessary, assumptions used to measure cash flows for the liability for future policy benefits during the third quarter of each year, or more frequently if evidence suggests assumptions should be revised. The change in our liability estimate as a result of updating cash flow assumptions is recognized in net income. Actual cash flows are grouped into issue-year cohorts for the liability calculation and updated quarterly. Cohorts are used as the unit of account for liability measurement. Discount rate assumptions are prescribed as the current upper-medium grade (low-credit-risk) fixed-income instrument yield. The discount rate is updated quarterly at each reporting date with the impact recognized in OCI. The provision for risk of adverse deviation is eliminated, as is premium deficiency, or loss recognition, testing. We also removed unrealized gain (loss) adjustments, previously recorded in AOCI, attributable to the impact of unrealized gains and losses on premium deficiency testing.

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

December 31, 2023

1. Nature of Operations and Significant Accounting Policies – (continued)

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

December 31, 2023

1. Nature of Operations and Significant Accounting Policies – (continued)

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

December 31, 2023

1. Nature of Operations and Significant Accounting Policies – (continued)

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

December 31, 2023

1. Nature of Operations and Significant Accounting Policies – (continued)

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

December 31, 2023

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
(2)

Does not include DAC for short-duration contracts or insignificant balances for long-duration contracts not included in our levels of aggregation for disclosures. Refer to Note 7, Deferred Acquisition Costs and Other Actuarial Balances, for further information on DAC.

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

December 31, 2023

1. Nature of Operations and Significant Accounting Policies – (continued)

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
(2)

Reported within other policyholder funds in the consolidated statements of financial position. Refer to Note 7, Deferred Acquisition Costs and Other Actuarial Balances, for further information on the unearned revenue liability.

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

December 31, 2023

1. Nature of Operations and Significant Accounting Policies – (continued)

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
Principal Asset Management – Principal International:
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

(4)

Reported within future policy benefits and claims in the consolidated statements of financial position. Refer to Note 10, Future Policy Benefits and Claims, for further information on the liability for future policy benefits.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

1. Nature of Operations and Significant Accounting Policies – (continued)

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

December 31, 2023

1. Nature of Operations and Significant Accounting Policies – (continued)

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

December 31, 2023

1. Nature of Operations and Significant Accounting Policies – (continued)

Additional Liability for Certain Benefit Features

Benefits and Protection

The balances and changes in the additional liability for certain benefits features for 2021 for Life Insurance – Universal life were as follows:

For the year ended,
December 31, 2021
(in millions)
Balance at beginning of period	$3,463.9
Effect of changes in cash flow assumptions	(11.1)
Effect of actual variances from expected experience	18.1
Interest accrual	158.3
Net assessments collected	324.7
Benefit payments	(83.1)
Other (1)	(56.6)
Balance at end of period	$3,814.2
(1)	Reflects model refinements accounted for as a change in accounting estimate.

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
Principal Asset Management – Principal International:
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

(4)

Refer to Note 11, Market Risk Benefits, for further information on MRBs. The cumulative effect of changes in the nonperformance risk between the original contract issue date and the transition date for contract features previously accounted for as an embedded derivative was recorded as a reclassification from retained earnings to AOCI.

(5)	This product had nominal transition adjustments.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

1. Nature of Operations and Significant Accounting Policies – (continued)

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

Use of Estimates in the Preparation of Financial Statements

The preparation of our consolidated financial statements and accompanying notes requires management to make estimates and assumptions that affect the amounts reported and disclosed. These estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed in the consolidated financial statements and accompanying notes. The most critical estimates include those used in determining:

●	the fair value of investments in the absence of quoted market values;
●	investment impairments and valuation allowances;
●	the fair value of derivatives;
●	the fair value of MRBs;
●	the measurement of goodwill, indefinite lived intangible assets, finite lived intangible assets and related impairments or amortization, if any;
●	the liability for future policy benefits and claims, including the deferred profit liability;
●	the value of our pension and other postretirement benefit obligations and
●	accounting for income taxes and the valuation of deferred tax assets.

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

December 31, 2023

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

Investments

Fixed maturities include bonds, asset-backed securities (“ABS”), redeemable preferred stock and certain non-redeemable preferred securities. Equity securities include mutual funds, common stock, non-redeemable preferred stock and required regulatory investments. We classify fixed maturities as either available-for-sale or trading at the time of the purchase and, accordingly, carry them at fair value. Equity securities are also carried at fair value. See Note 18, Fair Value Measurements, for methodologies related to the determination of fair value. Unrealized gains and losses related to fixed maturities, available-for-sale, excluding those in fair value hedging relationships, are reflected in stockholders’ equity, net of adjustments associated with related actuarial balances, derivatives in cash flow hedge relationships and applicable income taxes. Mark-to-market adjustments on certain equity securities and mark-to-market adjustments on certain fixed maturities, trading are reflected in net realized capital gains (losses). Mark-to-market adjustments on certain fixed maturities, trading are reflected in market risk benefit remeasurement (gain) loss. Unrealized gains and losses related to hedged portions of fixed maturities, available-for-sale in fair value hedging relationships are reflected in net investment income. Mark-to-market adjustments related to certain securities carried at fair value with an investment objective to realize economic value through mark-to-market changes are reflected in net investment income.

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

December 31, 2023

1. Nature of Operations and Significant Accounting Policies – (continued)

Our commercial and residential mortgage loan portfolios can include loans that have been modified. We assess loan modifications on a case-by-case basis to evaluate whether a TDR has occurred. In response to the novel coronavirus (“COVID-19”), the Coronavirus Aid, Relief and Economic Security Act, which was subsequently amended by the Consolidated Appropriations Act, 2021, (collectively the “CARES Act”) provides a temporary suspension of TDR accounting for certain COVID-19 related loan modifications where the loan was not more than 30 days past due as of December 31, 2019. We elected the TDR relief in the CARES Act beginning in the second quarter of 2020. The CARES Act TDR relief does not apply to modifications completed subsequent to the earlier of 60 days after the national emergency related to COVID-19 ends, or January 1, 2022. In addition, the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (As Revised on April 7, 2020) (“Interagency Statement”) provides additional guidance to determine if a short-term COVID-19 related loan modification is a TDR. We consider the CARES Act and the Interagency Statement when assessing loan modifications to determine whether a TDR has occurred. As of January 1, 2022, the TDR relief ended. See Note 4, Investments, under the caption “Mortgage Loan Modifications” for further details.

Real estate investments are reported at cost less accumulated depreciation. The initial cost bases of properties acquired through loan foreclosures are the lower of the fair market values of the properties at the time of foreclosure or the outstanding loan balance. Buildings and land improvements are generally depreciated on the straight-line method over the estimated useful life of improvements and tenant improvement costs are depreciated on the straight-line method over the term of the related lease. We recognize impairment losses for properties when indicators of impairment are present and a property’s expected undiscounted cash flows are not sufficient to recover the property’s carrying value. In such cases, the cost basis of the property is reduced to fair value. Real estate expected to be disposed is carried at the lower of cost or fair value, less cost to sell, with valuation allowances established accordingly and depreciation no longer recognized. The carrying amount of real estate held for sale was $230.6 million and $240.6 million as of December 31, 2023 and 2022, respectively. Any impairment losses and any changes in valuation allowances are reported in net income.

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

Policy loans and certain other investments are reported at cost. Interests in unconsolidated entities, joint ventures and partnerships are generally accounted for using the equity method. We had certain real estate ventures for which the fair value option had been elected in prior periods. See Note 18, Fair Value Measurements, for detail on these investments.

Derivatives

Overview

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities. Derivatives generally used by us include swaps, options, futures and forwards. Derivative positions are either assets or liabilities in the consolidated statements of financial position and are measured at fair value, generally by obtaining quoted market prices or through the use of pricing models. See Note 18, Fair Value Measurements, for policies related to the determination of fair value. Fair values can be affected by changes in interest rates, foreign exchange rates, financial indices, values of securities, credit spreads, and market volatility and liquidity.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

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

Our accounting for the ongoing changes in fair value of a derivative depends on the intended use of the derivative and the designation, as described above, and is determined when the derivative contract is entered into or at the time of redesignation. Hedge accounting is used for derivatives that are specifically designated in advance as hedges and that reduce our exposure to an indicated risk by having a high correlation between changes in the value of the derivatives and the items being hedged at both the inception of the hedge and throughout the hedge period. Cash flows associated with derivatives are included within operating activities in the consolidated statements of cash flows, with the exception of cash paid for certain options with deferred premiums. Those derivatives are included in payments for financing element derivatives within financing activities in the consolidated statements of cash flows.

Fair Value Hedges. When a derivative is designated as a fair value hedge and is determined to be highly effective, changes in its fair value, along with changes in the fair value of the hedged asset, liability or firm commitment attributable to the hedged risk, are reported in the same consolidated statements of operations line item that is used to report the earnings effect of the hedged item. For fair value hedges of fixed maturities, available-for-sale, these changes in fair value are reported in net investment income or net realized capital gains (losses). For fair value hedges of liabilities, changes in fair value are reported in cost of interest credited. The change in the fair value of excluded components is recorded in OCI and is recognized in net income through periodic settlements. A fair value hedge determined to be highly effective may still result in a mismatch between the change in the fair value of the hedging instrument and the change in the fair value of the hedged item attributable to the hedged risk. Certain fair value hedges use the portfolio layer method to hedge a designated layer amount within a closed portfolio of prepayable assets that is expected to remain outstanding for the length of the hedging relationship and is not expected to be impacted by prepayments, defaults or other factors that affect the timing and amount of cash flows. Prepayment risk is excluded when measuring the change in fair value attributable to the hedged risk under the portfolio layer method.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

1. Nature of Operations and Significant Accounting Policies – (continued)

Hedge Documentation and Effectiveness Testing. At inception, we formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions. This process includes associating all derivatives designated as fair value or cash flow hedges with specific assets or liabilities on the consolidated statements of financial position or with specific firm commitments or forecasted transactions. Documentation of fair value hedges that use the portfolio layer method supports the expectation that the hedged layer amount is anticipated to be outstanding at the end of the hedging relationship and includes expectations of prepayments, defaults or other factors that affect the timing and amount of cash flows. Effectiveness of the hedge is formally assessed at inception and throughout the life of the hedging relationship. Even if a hedge is determined to be highly effective, the hedge may still result in a mismatch between the change in the fair value of the hedging instrument and the change in the fair value of the hedged item attributable to the hedged risk.

We use qualitative and quantitative methods to assess hedge effectiveness. Qualitative methods may include monitoring changes to terms and conditions and counterparty credit ratings. Quantitative methods may include statistical tests including regression analysis and minimum variance and dollar offset techniques. For portfolio layer method hedges, the assessment of hedge effectiveness includes confirming we expect the hedged layer amount to be outstanding at the end of the hedging relationship.

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

If it is determined that a derivative no longer qualifies as an effective hedge, the derivative will continue to be carried on the consolidated statements of financial position at its fair value, with changes in fair value recognized prospectively in net realized capital gains (losses). The asset or liability under a fair value hedge will no longer be adjusted for changes in fair value pursuant to hedging rules and the existing basis adjustment is amortized to the consolidated statements of operations line associated with the asset or liability. If a portfolio layer method hedging relationship is discontinued, the outstanding basis adjustment is allocated to the individual assets in the closed portfolio and those amounts are amortized consistent with the amortization of other discounts or premiums associated with those assets.

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

Contractholder and Policyholder Liabilities

Contractholder and policyholder liabilities (contractholder funds, future policy benefits and claims, MRBs and other policyholder funds) include reserves for investment contracts, individual and group annuities that provide periodic income payments, universal life insurance, variable universal life insurance, indexed universal life insurance, term life insurance, participating traditional individual life insurance, group dental and vision insurance, group critical illness, group accident, group hospital indemnity, paid family and medical leave (“PFML”), group short-term and long-term disability insurance, group life insurance, individual disability insurance and long-term care insurance. It also includes a provision for dividends on participating policies.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

1. Nature of Operations and Significant Accounting Policies – (continued)

Investment contracts are contractholders’ funds on deposit with us and generally include reserves for pension and annuity contracts. Reserves on investment contracts are equal to the cumulative deposits less any applicable charges and withdrawals plus credited interest. Reserves for universal life, variable universal life and indexed universal life insurance contracts are equal to cumulative deposits less charges plus credited interest, which represents the account balances that accrue to the benefit of the policyholders. See Note 9, Contractholder Funds, for additional details.

We hold additional reserves on certain long-duration contracts where benefit features result in gains in early years followed by losses in later years and universal life, variable universal life and indexed universal life insurance contracts that contain no lapse guarantee features.

Refer to Note 10, Future Policy Benefits and Claims, under the caption “Long-Duration Contracts” for information about the calculation of reserves for long-duration insurance and annuity contracts.

Contracts or contract features that provide protection to the policyholder from capital market risk and expose us to other than nominal capital market risk are classified as MRBs and reported at fair value. See Note 11, Market Risk Benefits, for additional details.

Reserves for participating life insurance contracts are based on the net level premium reserve for death and endowment policy benefits. This net level premium reserve is calculated based on dividend fund interest rates and mortality rates guaranteed in calculating the cash surrender values described in the contract.

Participating business represented approximately 3%, 3% and 4% of our life insurance in force and 16%, 17% and 18% of the number of life insurance policies in force as of December 31, 2023, 2022 and 2021, respectively. Participating business represented approximately 16%, 17% and 22% of life insurance premiums for the years ended December 31, 2023, 2022 and 2021, respectively. The amount of dividends to policyholders is declared annually by Principal Life’s Board of Directors. The amount of dividends to be paid to policyholders is determined after consideration of several factors including interest, mortality, morbidity and other expense experience for the year and judgment as to the appropriate level of statutory surplus to be retained by Principal Life. At the end of the reporting period, Principal Life establishes a dividend liability for the pro rata portion of the dividends expected to be paid on or before the next policy anniversary date.

Some of our policies and contracts require payment of fees or other policyholder assessments in advance for services that will be rendered over the estimated lives of the policies and contracts. See Note 7, Deferred Acquisition Costs and Other Actuarial Balances, under the caption “Unearned Revenue Liability” for additional details.

Short-Duration Contracts

We include the following group products in our short-duration insurance contracts disclosures: long-term disability (“LTD”), group life waiver, dental, vision, short-term disability (“STD”), critical illness, accident, PFML, hospital indemnity and group life. Refer to Note 10, Future Policy Benefits and Claims, under the caption “Short-Duration Contracts” for additional details.

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

See Note 10, Future Policy Benefits and Claims, under the caption “Liability for Unpaid Claims” for further details.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

1. Nature of Operations and Significant Accounting Policies – (continued)

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

Immediate annuities with life contingencies include products with fixed and guaranteed annuity considerations and benefits and consist principally of group and individual single premium annuities with life contingencies. Annuity considerations from these products are recognized as premium revenue. However, the collection of these annuity considerations does not represent the completion of the earnings process, as we establish annuity reserves using estimates for mortality and interest assumptions. We anticipate profits to emerge over the life of the annuity products as we earn investment income, pay benefits and release reserves. Any gross premium received in excess of the net premium is recognized as a deferred profit liability and amortized in relation to the expected future benefit payments. See Note 10, Future Policy Benefits and Claims, for additional details.

Group life, dental, vision, critical illness, accident, PFML, hospital indemnity and disability premiums are generally recorded as premium revenue over the term of the coverage. Certain group contracts contain experience premium refund provisions based on a pre-defined formula that reflects their claim experience. Experience premium refunds reduce revenue over the term of the coverage and are adjusted to reflect current experience. Related policy benefits and expenses are associated with earned premiums and result in the recognition of profits over the term of the policies and contracts. Fees for contracts providing claim processing or other administrative services are recorded as revenue over the period the service is provided.

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

Deferred Acquisition Costs

Refer to Note 7, Deferred Acquisition Costs and Other Actuarial Balances, for information related to DAC on insurance policies and investment contracts. Commissions and other incremental direct costs for the acquisition of long-term service contracts are also capitalized to the extent recoverable.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

1. Nature of Operations and Significant Accounting Policies – (continued)

Internal Replacement Transactions

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

For further information about reinsurance, refer to Note 12, Reinsurance. For further information about the financing receivables valuation allowance on the reinsurance recoverable and deposit receivable, refer to Note 4, Investments.

Separate Accounts

Refer to Note 8, Separate Account Balances, for information on our separate account assets and liabilities.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

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

Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period and excludes the dilutive effect of equity awards. Diluted earnings per common share reflects the potential dilution that could occur if dilutive securities, such as options and non-vested stock grants, were exercised or resulted in the issuance of common stock. For any time period in which we have a net loss available to common stockholders, we use the weighted-average number of common shares used in our basic earnings per share calculation to calculate the diluted earnings per share, as dilutive shares would have an antidilutive effect and result in a lower loss per share.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

2. Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill reported in our segments were as follows:

	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Consolidated

	(in millions)
Balance as of January 1, 2022	$675.9	$895.1	$56.6	$—	$1,627.6
Impairment (1)	—	—	(27.1)	—	(27.1)
Foreign currency	—	(2.3)	—	—	(2.3)
Balance as of December 31, 2022	675.9	892.8	29.5	—	1,598.2
Foreign currency	—	10.3	—	—	10.3
Balance as of December 31, 2023	$675.9	$903.1	$29.5	$—	$1,608.5
(1)	Resulted from a change in the allocation of equity between our reportable operating segments following the Talcott Reinsurance Transaction.

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

	December 31,
	2023	2022

	(in millions)
Gross carrying value	$1,215.1	$1,235.1
Accumulated amortization	512.7	472.6
Net carrying value	$702.4	$762.5

During 2023 and 2022, we fully amortized other finite lived intangible assets of $31.2 million and $34.4 million, respectively.

The amortization expense for intangible assets with finite useful lives was $68.6 million, $70.7 million and $75.3 million for 2023, 2022 and 2021, respectively. As of December 31, 2023, the estimated amortization expense for the next five years is as follows (in millions):

Year ending December 31:
2024	$67.3
2025	61.9
2026	57.8
2027	57.8
2028	40.6

Indefinite Lived Intangible Assets

The net carrying amount of unamortized indefinite lived intangible assets was $767.4 million and $770.8 million as of December 31, 2023 and 2022, respectively. As of both December 31, 2023 and 2022, $608.0 million relates to investment management contracts associated with our acquisition of WM Advisors, Inc. in 2006. The remaining balance primarily relates to the trade name intangible associated with our acquisition of Administradora de Fondos de Pensiones Cuprum S.A. (“Cuprum”) in 2013.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

3. Variable Interest Entities

We have relationships with various types of entities which may be VIEs. Certain VIEs are consolidated in our financial results. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Consolidation” for further details of our consolidation accounting policies. We did not provide financial or other support to investees designated as VIEs for the periods ended December 31, 2023 and December 31, 2022.

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

Principal International Hong Kong offers retirement pension schemes in which we provide trustee, administration and asset management services to employers and employees under the Hong Kong Mandatory Provident Fund and Occupational Retirement Schemes Ordinance pension schemes. Each pension scheme has various guaranteed and non-guaranteed constituent funds, or investment options, in which customers can invest their money. The guaranteed funds provide either a guaranteed rate of return to the customer or a minimum guarantee on withdrawals under certain qualifying events. We determined the guaranteed funds are VIEs due to the fact the equity holders, as a group, lack the obligation to absorb expected losses due to the guarantee we provide. We concluded we are the primary beneficiary because we have the power to make decisions and to receive benefits and the obligation to absorb losses that could be potentially significant to the VIE. Therefore, we consolidate the underlying assets and liabilities of the funds and present as separate accounts or within the general account, depending on the terms of the guarantee. The guaranteed constituent funds offered under the Hong Kong Mandatory Provident Fund were closed in the fourth quarter of 2023.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

3. Variable Interest Entities – (continued)

Residential Mortgage Loans

We invest in ABS trusts. The trusts issue various collateralized mortgage obligation certificates and purchase residential mortgage loans. The trusts are considered VIEs due to insufficient equity to sustain themselves. We concluded we are the primary beneficiary as we purchase substantially all of the certificates and have the obligation to absorb losses that could potentially be significant to the VIEs. We deconsolidated trusts in 2023 and 2022 as we no longer held substantially all of the certificates.

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

Assets and Liabilities of Consolidated Variable Interest Entities

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	December 31, 2023		December 31, 2022
	Total	Total	Total	Total
	assets	liabilities	assets	liabilities

	(in millions)
Mandatory retirement savings funds (1)	$35,034.4	$34,688.3	$34,876.9	$34,528.3
Real estate (2)	829.1	63.0	689.6	42.2
Sponsored investment funds (3)	523.8	6.3	471.4	2.6
Residential mortgage loans (4)	874.7	20.9	1,182.6	41.8
Asset-backed limited partnership (5)	249.3	—	—	—
Total	$37,511.3	$34,778.5	$37,220.5	$34,614.9
(1)	The assets of the mandatory retirement savings funds primarily include separate account assets and equity securities. The liabilities primarily include separate account liabilities and included contractholder funds in 2022.
(2)	The assets of the real estate VIEs primarily include real estate, other investments and cash. Liabilities primarily include other liabilities.
(3)	The assets of sponsored investment funds are primarily fixed maturities and equity securities, certain of which are reported with other investments, and cash. The consolidated statements of financial position included a $226.4 million and $235.3 million redeemable noncontrolling interest for sponsored investment funds as of December 31, 2023 and December 31, 2022, respectively.
(4)	The assets of the residential mortgage loans VIEs primarily include residential mortgage loans. The liabilities primarily include other liabilities.
(5)	The assets of the asset-backed limited partnership VIE primarily include consumer loans, auto loans, other loans and credit facilities. These assets are reported with cash and cash equivalents,other investments and fixed maturities, trading on the consolidated statements of financial position. As of December 31, 2023, we did not have any unfunded commitments to the VIE. Unfunded commitments are not liabilities on our consolidated statements of financial position because we are only required to fund additional capital when called upon to do so by the investment manager.

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

December 31, 2023

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

3. Variable Interest Entities – (continued)

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to
	Asset carrying value	loss (1)

	(in millions)
December 31, 2023
Fixed maturities, available-for-sale:
Corporate	$364.9	$369.8
Residential mortgage-backed pass-through securities	3,061.1	3,199.7
Commercial mortgage-backed securities	4,775.5	5,428.6
Collateralized debt obligations (2)	5,403.7	5,465.4
Other debt obligations	7,902.2	9,002.9
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	10.4	10.4
Commercial mortgage-backed securities	53.1	53.1
Collateralized debt obligations (2)	2.0	2.0
Other debt obligations	228.4	228.4
Equity securities	110.4	110.4
Other investments:
Other limited partnership and fund interests (3)	2,091.7	3,785.9

December 31, 2022
Fixed maturities, available-for-sale:
Corporate	$111.8	$127.2
Residential mortgage-backed pass-through securities	2,228.7	2,420.6
Commercial mortgage-backed securities	4,864.6	5,572.2
Collateralized debt obligations (2)	4,566.4	4,820.0
Other debt obligations	6,507.6	7,566.2
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	5.4	5.4
Commercial mortgage-backed securities	83.4	83.4
Collateralized debt obligations (2)	5.7	5.7
Other debt obligations	80.0	80.0
Equity securities	99.8	99.8
Other investments:
Other limited partnership and fund interests (3)	1,473.5	2,434.9
(1)	Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale, plus any unfunded commitments and/or guarantees and similar provisions for collateralized debt obligations and other debt obligations. Our risk of loss is limited to our investment measured at fair value for our fixed maturities, trading and equity securities. Our risk of loss is limited to our carrying value plus any unfunded commitments and/or guarantees and similar provisions for our other investments. A carrying value of zero is used if distributions have been received in excess of our investment, resulting in a negative carrying value for the investment. Unfunded commitments are not liabilities on our consolidated statements of financial position because we are only required to fund additional equity when called upon to do so by the general partner or investment manager.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(3)	As of December 31, 2023 and December 31, 2022, the maximum exposure to loss for other limited partnership and fund interests includes $251.9 million and $144.3 million, respectively, of debt within certain of our managed international real estate funds that is fully secured by assets whose value exceeds the amount of the debt, but also includes recourse to the investment manager.

Money Market Funds

We are the investment manager for certain money market mutual funds. These types of funds are exempt from assessment under any consolidation model due to a scope exception for money market funds registered under Rule 2a-7 of the Investment Company Act of 1940 or similar funds. As of December 31, 2023 and December 31, 2022, money market mutual funds we manage held $3.8 billion and $4.2 billion in total assets, respectively. We have no contractual obligation to contribute to these funds; however, we provide support through the waiver of fees and through expense reimbursements. The amount of fees waived and expenses reimbursed was insignificant.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

4. Investments

Our investments include assets backing reserves as part of a coinsurance with funds withheld agreement. The funds withheld invested assets are reported within their respective line items, primarily consisting of fixed maturities available-for-sale, mortgage loans and other investments. See Note 12, Reinsurance, for more information on the funds withheld invested assets.

Fixed Maturities

The amortized cost, gross unrealized gains and losses, allowance for credit loss and fair value of fixed maturities, available-for-sale were as follows:

		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit
	cost (1)	gains	losses	loss	Fair value

	(in millions)
December 31, 2023
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,745.3	$19.3	$235.8	$—	$1,528.8
Non-U.S. governments	550.3	17.3	59.7	—	507.9
States and political subdivisions	7,566.4	44.3	933.9	—	6,676.8
Corporate	38,431.3	578.5	3,195.2	4.6	35,810.0
Residential mortgage-backed pass-through securities	3,199.7	26.0	164.6	—	3,061.1
Commercial mortgage-backed securities	5,428.6	1.2	654.3	—	4,775.5
Collateralized debt obligations (2)	5,386.0	44.9	27.2	—	5,403.7
Other debt obligations	8,473.8	42.1	606.5	0.1	7,909.3
Total fixed maturities, available-for-sale	$70,781.4	$773.6	$5,877.2	$4.7	$65,673.1

		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit
	cost (1)	gains	losses	loss	Fair value

	(in millions)
December 31, 2022
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,990.9	$0.1	$251.2	$—	$1,739.8
Non-U.S. governments	611.2	20.9	64.8	—	567.3
States and political subdivisions	7,355.4	13.7	1,136.8	—	6,232.3
Corporate	40,370.4	461.0	4,640.5	7.7	36,183.2
Residential mortgage-backed pass-through securities	2,420.6	6.2	198.1	—	2,228.7
Commercial mortgage-backed securities	5,572.2	0.5	708.1	—	4,864.6
Collateralized debt obligations (2)	4,705.6	4.5	143.7	—	4,566.4
Other debt obligations	7,236.8	5.7	734.8	0.1	6,507.6
Total fixed maturities, available-for-sale	$70,263.1	$512.6	$7,878.0	$7.8	$62,889.9
(1)	Amortized cost excludes accrued interest receivable of $619.2 million and $578.0 million as of December 31, 2023 and December 31, 2022, respectively.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

4. Investments – (continued)

The amortized cost and fair value of fixed maturities, available-for-sale as of December 31, 2023, by expected maturity, were as follows:

	Amortized cost	Fair value

	(in millions)
Due in one year or less	$1,352.4	$1,337.2
Due after one year through five years	8,852.6	8,672.4
Due after five years through ten years	9,880.9	9,360.1
Due after ten years	28,207.4	25,153.8
Subtotal	48,293.3	44,523.5
Mortgage-backed and other asset-backed securities	22,488.1	21,149.6
Total	$70,781.4	$65,673.1

Actual maturities may differ because borrowers may have the right to call or prepay obligations. Our portfolio is diversified by industry, issuer and asset class. Credit concentrations are managed to established limits.

Net Investment Income

The major components of net investment income are shown below and are net of amounts on funds withheld invested assets that are passed directly to the reinsurer. See Note 12, Reinsurance, for further details.

	For the year ended December 31,
	2023	2022	2021

	(in millions)
Fixed maturities, available-for-sale	$2,508.9	$2,100.3	$2,766.3
Fixed maturities, trading	43.3	36.8	19.3
Equity securities	66.3	8.9	57.7
Mortgage loans	761.7	771.7	790.2
Real estate	177.2	277.7	194.4
Policy loans	41.3	36.5	38.8
Cash and cash equivalents	196.6	57.4	4.3
Derivatives	38.6	171.3	28.2
Other	496.1	517.7	645.5
Total	4,330.0	3,978.3	4,544.7
Investment expenses	(238.1)	(139.8)	(115.1)
Net investment income	$4,091.9	$3,838.5	$4,429.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

4. Investments – (continued)

Net Realized Capital Gains and Losses

The major components of net realized capital gains (losses) on investments are shown below and are net of amounts on funds withheld invested assets that are passed directly to the reinsurer. See Note 12, Reinsurance, for further details. The amounts below do not include net realized capital gains (losses) on funds withheld assets that are not passed to the reinsurer, which are separately reported on the consolidated statements of operations. Net realized capital gains (losses) on funds withheld assets includes gains (losses) realized upon sale of assets put into the funds withheld at the start of the Talcott Reinsurance Transaction for the unrealized gain (losses) on the date of transfer into the funds withheld, the change in the valuation allowance on funds withheld commercial mortgage loans and unrealized gains and losses related to the change in fair value of funds withheld fixed maturities, trading and equity securities.

	For the year ended December 31,
	2023	2022	2021

	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$51.4	$41.5	$64.4
Gross losses	(141.7)	(191.5)	(29.2)
Net credit losses (1)	(26.2)	(8.9)	(45.0)
Hedging, net	2.2	(0.7)	(9.5)
Fixed maturities, trading (2)	(8.6)	(13.4)	(33.3)
Equity securities (3)	64.0	(171.9)	100.0
Mortgage loans (4)	(134.5)	(74.6)	6.5
Derivatives	(34.1)	237.0	(4.0)
Other	155.3	0.4	65.5
Net realized capital gains (losses)	$(72.2)	$(182.1)	$115.4
(1)	Net credit losses include adjustments to the credit loss valuation allowance, write-offs and recoveries on available-for-sale securities.
(2)	Unrealized gains (losses) on fixed maturities, trading still held at the reporting date were $(9.6) million, $(3.2) million and $(32.2) million for the years ended December 31, 2023, 2022 and 2021, respectively. This excludes $2.9 million, $(16.6) million and $0.0 million in unrealized gains (losses) for the years ended December 31, 2023, 2022 and 2021, respectively, that were reported in market risk benefit remeasurement (gain) loss and $6.8 million, $(1.4) million and $0.0 million of unrealized gains (losses) for the years ended December 31, 2023, 2022 and 2021, respectively, that were reported in net realized capital gains (losses) on funds withheld assets.
(3)	Unrealized gains (losses) on equity securities still held at the reporting date were $73.4 million, $(117.1) million and $58.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. This excludes $34.7 million, $(0.7) million and $28.7 million of unrealized gains (losses) for the years ended December 31, 2023, 2022 and 2021, respectively, that were reported in net investment income and $1.7 million, $(1.7) million and $0.0 million of unrealized gains (losses) for the years ended December 31, 2023, 2022 and 2021, respectively, that were reported in net realized capital gains (losses) on funds withheld assets.
(4)	Net realized capital gains (losses) on mortgage loans include losses related to the deconsolidation of residential mortgage loan trusts in both 2023 and 2022.

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $5,392.7 million, $13,647.0 million and $2,110.9 million in 2023, 2022 and 2021, respectively.

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

December 31, 2023

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

	For the year ended December 31, 2023
					Residential
					mortgage-
					backed	Commercial	Collateralized
	U.S.		States and		pass-	mortgage-	debt	Other
	government	Non-U.S.	political		through	backed	obligations	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(1)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$7.7	$—	$—	$—	$0.1	$7.8
Additions for credit losses not previously recorded	—	—	—	8.2	—	—	—	—	8.2
Additional increases (decreases) for credit losses on securities with an allowance recorded in the previous period	—	—	—	(7.5)	—	—	—	—	(7.5)
Write-offs charged against allowance	—	—	—	(3.8)	—	—	—	—	(3.8)
Ending balance	$—	$—	$—	$4.6	$—	$—	$—	$0.1	$4.7

Accrued interest written off to net investment income	$—	$—	$—	$0.1	$—	$—	$—	$—	$0.1

	For the year ended December 31, 2022
					Residential
					mortgage-
					backed	Commercial	Collateralized
	U.S.		States and		pass-	mortgage-	debt	Other
	government	Non-U.S.	political		through	backed	obligations	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(1)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$15.1	$—	$0.3	$—	$0.1	$15.5
Additions for credit losses not previously recorded	—	—	—	5.8	—	—	—	—	5.8
Reductions for securities sold during the period	—	—	—	(8.7)	—	—	—	—	(8.7)
Additional increases (decreases) for credit losses on securities with an allowance recorded in the previous period	—	—	—	(4.2)	—	—	—	—	(4.2)
Write-offs charged against allowance	—	—	—	—	—	(0.3)	—	—	(0.3)
Foreign currency translation adjustment	—	—	—	(0.3)	—	—	—	—	(0.3)
Ending balance	$—	$—	$—	$7.7	$—	$—	$—	$0.1	$7.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

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

Available-for-Sale Securities in Unrealized Loss Positions Without an Allowance for Credit Loss

For available-for-sale securities with unrealized losses for which an allowance for credit loss has not been recorded, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	December 31, 2023
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$316.4	$3.1	$997.1	$232.6	$1,313.5	$235.7
Non-U.S. governments	41.9	1.7	331.3	57.9	373.2	59.6
States and political subdivisions	596.6	19.0	5,075.1	914.8	5,671.7	933.8
Corporate	3,210.1	126.9	22,929.1	3,064.4	26,139.2	3,191.3
Residential mortgage-backed pass- through securities	633.0	4.9	1,275.6	159.7	1,908.6	164.6
Commercial mortgage-backed securities	280.3	4.1	4,192.4	650.1	4,472.7	654.2
Collateralized debt obligations (2)	405.6	1.8	2,301.6	25.4	2,707.2	27.2
Other debt obligations	1,183.7	18.5	4,408.8	588.0	5,592.5	606.5
Total fixed maturities, available-for-sale	$6,667.6	$180.0	$41,511.0	$5,692.9	$48,178.6	$5,872.9
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

4. Investments – (continued)

Of the total amounts, Principal Life Insurance Company’s (“Principal Life”) consolidated portfolio represented $46,553.9 million in available-for-sale fixed maturities with gross unrealized losses of $5,717.1 million. Of the available-for-sale fixed maturities within Principal Life’s consolidated portfolio in a gross unrealized loss position, 94% were investment grade (rated AAA through BBB-) with an average price of 89 (carrying value/amortized cost) as of December 31, 2023. Gross unrealized losses in our fixed maturities portfolio decreased during the year ended December 31, 2023, primarily due to a tightening of credit spreads.

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 983 securities with a carrying value of $5,836.0 million and unrealized losses of $140.5 million reflecting an average price of 98 as of December 31, 2023. Of this portfolio, 91% was investment grade (rated AAA through BBB-) as of December 31, 2023, with associated unrealized losses of $131.2 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 7,042 securities with a carrying value of $40,717.9 million and unrealized losses of $5,576.6 million as of December 31, 2023. The average credit rating of this portfolio was A with an average price of 88 as of December 31, 2023. Of the $5,576.6 million in unrealized losses, the corporate sector accounts for $2,968.9 million in unrealized losses with an average price of 88 and an average credit rating of BBB+. Furthermore, unrealized losses include $906.9 million within the states and political subdivisions sector with an average price of 85 and an average credit rating of AA-; $645.6 million within the CMBS sector with an average price of 87 and an average credit rating of AA; and $472.9 million within the collateralized mortgage obligation security sector with an average price of 85 and an average credit rating of AAA. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, we did not record an allowance for credit loss on these securities as of December 31, 2023. Because it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be at maturity, we did not write down these investments to fair value.

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

December 31, 2023

4. Investments – (continued)

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

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 1,654 securities with a carrying value of $8,496.1 million and unrealized losses of $1,645.1 million as of December 31, 2022. The average credit rating of this portfolio was AA- with an average price of 84 as of December 31, 2022. Of the $1,645.1 million in unrealized losses, the corporate sector accounts for $654.9 million in unrealized losses with an average price of 80 and an average credit rating of BBB+. Furthermore, unrealized losses include $320.2 million within the collateralized mortgage obligation security sector with an average price of 81 and an average credit rating of AAA; $220.9 million within the CMBS sector with an average price of 83 and an average credit rating of AA+; and $126.8 million within the states and political subdivisions sector with an average price of 75 and an average credit rating of AA-. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

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

	December 31, 2023	December 31, 2022

	(in millions)
Net unrealized losses on fixed maturities, available-for-sale (1)	$(5,143.0)	$(7,445.7)
Net unrealized gains (losses) on derivative instruments	(1.6)	50.7
Adjustments for assumed changes in amortization patterns	(5.2)	(1.7)
Adjustments for assumed changes in policyholder liabilities	1.4	0.5
Net unrealized gains on other investments and noncontrolling interest adjustments	43.1	7.9
Provision for deferred income tax benefits	1,088.4	1,570.1
Net unrealized losses on available-for-sale securities and derivative instruments	$(4,016.9)	$(5,818.2)
(1)	Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

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

Other Loans

Our other loans include consumer, auto and other loans (“other loans”) of a consolidated VIE for which the fair value option was elected as well as consumer loans for which the fair value option was not elected. Other loans are generally subject to amortized cost accounting and a valuation allowance if the fair value option is not elected. Other loans are reported as a component of other investments in the consolidated statements of financial position.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

4. Investments – (continued)

Credit Quality Information for Financing Receivables

The amortized cost of our financing receivables by credit risk and vintage was as follows:

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total

	(in millions)
Commercial mortgage loans:
A- and above	$664.8	$1,277.1	$2,364.0	$1,587.3	$1,954.4	$5,576.6	$13,424.2
BBB+ thru BBB-	282.4	356.0	374.8	212.0	337.3	911.7	2,474.2
BB+ thru BB-	110.5	142.2	16.7	2.7	35.2	234.2	541.5
B+ and below	—	—	—	—	83.4	58.5	141.9
Total	$1,057.7	$1,775.3	$2,755.5	$1,802.0	$2,410.3	$6,781.0	$16,581.8

Direct financing leases:
A- and above	$1.1	$122.0	$12.4	$56.7	$1.3	$207.3	$400.8
BBB+ thru BBB-	2.8	23.5	20.8	46.9	11.6	76.3	181.9
BB+ thru BB-	42.2	—	15.6	8.0	—	1.6	67.4
Total	$46.1	$145.5	$48.8	$111.6	$12.9	$285.2	$650.1

Residential mortgage loans:
Performing	$502.3	$1,064.3	$1,341.8	$228.4	$120.8	$421.0	$3,678.6
Non-performing	1.1	4.0	4.9	1.3	2.0	4.6	17.9
Total	$503.4	$1,068.3	$1,346.7	$229.7	$122.8	$425.6	$3,696.5

Other loans:
Performing	$168.5	$—	$—	$—	$—	$—	$168.5
Non-performing	—	—	—	—	—	0.1	0.1
Total	$168.5	$—	$—	$—	$—	$0.1	$168.6

Reinsurance recoverable and deposit receivable							$20,614.9

	December 31, 2022
	2022	2021	2020	2019	2018	Prior	Total

	(in millions)
Commercial mortgage loans:
A- and above	$1,036.4	$2,277.9	$1,807.3	$2,210.2	$2,187.9	$4,624.9	$14,144.6
BBB+ thru BBB-	385.6	439.6	156.8	418.7	238.9	691.7	2,331.3
BB+ thru BB-	104.0	16.8	3.0	—	8.9	71.7	204.4
B+ and below	—	—	—	—	8.3	41.7	50.0
Total	$1,526.0	$2,734.3	$1,967.1	$2,628.9	$2,444.0	$5,430.0	$16,730.3

Direct financing leases:
A- and above	$110.5	$13.0	$39.9	$1.4	$42.9	$167.3	$375.0
BBB+ thru BBB-	33.9	21.9	62.4	11.9	11.7	70.4	212.2
BB+ thru BB-	2.7	57.3	12.1	2.0	—	2.1	76.2
B+ and below	—	1.6	—	—	—	—	1.6
Total	$147.1	$93.8	$114.4	$15.3	$54.6	$239.8	$665.0

Residential mortgage loans:
Performing	$1,144.8	$1,740.7	$447.1	$133.0	$75.4	$417.8	$3,958.8
Non-performing	8.0	4.7	2.2	1.7	0.6	7.0	24.2
Total	$1,152.8	$1,745.4	$449.3	$134.7	$76.0	$424.8	$3,983.0

Reinsurance recoverable and deposit receivable							$21,445.4

The amortized cost of commercial mortgage loans, direct financing leases, residential mortgage loans and other loans excluded accrued interest receivable of $58.3 million, $1.2 million, $11.4 million and $1.6 million respectively, as of December 31, 2023, and $57.7 million, $0.0 million, $19.6 million and $0.0 million, respectively, as of December 31, 2022.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

4. Investments – (continued)

The amortized cost of financing receivables on non-accrual status was as follows:

	December 31, 2023
			Amortized cost
	Beginning	Ending	of nonaccrual
	amortized cost	amortized cost	assets without
	on nonaccrual	on nonaccrual	a valuation
	status	status	allowance

	(in millions)
Commercial mortgage loans	$50.0	$58.4	$—
Residential mortgage loans	17.8	10.2	0.5
Total	$67.8	$68.6	$0.5

	December 31, 2022
			Amortized cost
	Beginning	Ending	of nonaccrual
	amortized cost	amortized cost	assets without
	on nonaccrual	on nonaccrual	a valuation
	status	status	allowance

	(in millions)
Commercial mortgage loans	$13.2	$50.0	$—
Residential mortgage loans	4.0	17.8	0.6
Total	$17.2	$67.8	$0.6

Interest income recognized on non-accrual financing receivables was as follows:

	For the year ended December 31,
	2023	2022	2021

	(in millions)
Commercial mortgage loans	$1.2	$0.9	$0.5
Total	$1.2	$0.9	$0.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

4. Investments – (continued)

The aging of our financing receivables, based on amortized cost, was as follows:

	December 31, 2023
							Amortized
							cost
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total (1)	accruing

	(in millions)
Commercial mortgage loans	$7.8	$0.8	$12.5	$21.1	$16,560.7	$16,581.8	$—
Direct financing leases	—	4.1	—	4.1	646.0	650.1	—
Residential mortgage loans	46.0	15.6	16.4	78.0	3,618.5	3,696.5	7.7
Other loans	1.0	0.5	0.7	2.2	166.4	168.6	0.6
Total	$54.8	$21.0	$29.6	$105.4	$20,991.6	$21,097.0	$8.3

	December 31, 2022
							Amortized
							cost
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total (1)	accruing

	(in millions)
Commercial mortgage loans	$45.9	$7.5	$14.4	$67.8	$16,662.5	$16,730.3	$—
Direct financing leases	6.6	6.2	1.6	14.4	650.6	665.0	1.6
Residential mortgage loans	73.1	15.4	16.2	104.7	3,878.3	3,983.0	6.4
Total	$125.6	$29.1	$32.2	$186.9	$21,191.4	$21,378.3	$8.0
(1)	As of both December 31, 2023 and December 31, 2022, no reinsurance recoverables or deposit receivables were considered past due.

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

December 31, 2023

4. Investments – (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

4. Investments – (continued)

A rollforward of our valuation allowance was as follows:

	For the year ended December 31, 2023
		Direct
	Commercial	financing	Residential	Reinsurance
	mortgage loans	leases	mortgage loans	recoverables	Total

	(in millions)
Beginning balance	$77.9	$0.6	$5.6	$2.7	$86.8
Provision	51.0	0.3	0.1	0.5	51.9
Charge-offs	—	—	(0.4)	—	(0.4)
Recoveries	—	—	1.4	—	1.4
Foreign currency translation adjustment	(0.1)	—	—	—	(0.1)
Ending balance	$128.8	$0.9	$6.7	$3.2	$139.6

	For the year ended December 31, 2022
		Direct
	Commercial	financing	Residential	Reinsurance
	mortgage loans	leases	mortgage loans	recoverables	Total

	(in millions)
Beginning balance	$43.9	$0.4	$2.0	$2.7	$49.0
Provision	34.0	0.2	1.5	—	35.7
Charge-offs	—	—	(0.2)	—	(0.2)
Recoveries	—	—	2.3	—	2.3
Ending balance	$77.9	$0.6	$5.6	$2.7	$86.8

	For the year ended December 31, 2021
		Direct
	Commercial	financing	Residential	Reinsurance
	mortgage loans	leases	mortgage loans	recoverables	Total

	(in millions)
Beginning balance	$43.2	$0.1	$6.9	$2.7	$52.9
Provision (1)	1.0	0.4	(8.0)	—	(6.6)
Charge-offs	—	—	(0.5)	—	(0.5)
Recoveries	—	—	3.6	—	3.6
Foreign currency translation adjustment	(0.3)	(0.1)	—	—	(0.4)
Ending balance	$43.9	$0.4	$2.0	$2.7	$49.0
(1)

During the year ended December 31, 2021, certain valuation allowances for residential mortgage loans were released. This release was a result of further adjustments to our current and forecasted environmental factors management believed to be relevant as global economic activity improved from previously adverse impacts due to COVID-19.

For the years ended December 31, 2023, 2022 and 2021, no allowance was recorded for other loans.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

4. Investments – (continued)

Mortgage Loans

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. Mortgage loans purchased and sold were as follows:

	For the year ended December 31,
	2023	2022	2021

	(in millions)
Commercial mortgage loans:
Purchased	$109.2	$325.4	$118.2
Sold	12.1	15.6	73.8
Residential mortgage loans:
Purchased (1)	554.7	1,846.0	2,370.9
Sold	115.9	535.7	88.9
(1)	Includes mortgage loans purchased by residential mortgage loan VIEs.

Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	December 31, 2023		December 31, 2022
	Amortized	Percent	Amortized	Percent
	cost	of total	cost	of total

	($ in millions)
Geographic distribution
New England	$366.5	2.2%	$512.1	3.1%
Middle Atlantic	4,512.6	27.1	4,505.6	26.9
East North Central	583.3	3.5	652.5	3.9
West North Central	336.0	2.0	370.9	2.2
South Atlantic	2,761.9	16.7	2,558.3	15.3
East South Central	429.4	2.6	339.8	2.0
West South Central	1,268.6	7.7	1,204.9	7.2
Mountain	824.2	5.0	938.7	5.6
Pacific	4,974.4	30.0	5,115.3	30.6
International	524.9	3.2	532.2	3.2
Total	$16,581.8	100.0%	$16,730.3	100.0%

Property type distribution
Office	$3,643.0	21.9%	$4,322.0	25.9%
Retail	1,454.7	8.8	1,499.4	9.0
Industrial	3,515.7	21.2	3,235.9	19.3
Apartments	7,128.2	43.0	6,827.1	40.8
Hotel	68.6	0.4	72.5	0.4
Mixed use/other	771.6	4.7	773.4	4.6
Total	$16,581.8	100.0%	$16,730.3	100.0%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

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

We did not have any significant mortgage loans that were modified for the year ended December 31, 2023.

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

We did not have any significant loans that were modified and met the criteria of a TDR for the year ended December 31, 2021.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

4. Investments – (continued)

Real Estate

Depreciation expense on invested real estate was $69.9 million, $66.1 million and $67.4 million in 2023, 2022 and 2021, respectively. Accumulated depreciation was $749.6 million and $708.5 million as of December 31, 2023 and 2022, respectively.

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

	December 31,
	2023	2022

	(in millions)
Total assets	$215,978.7	$209,546.0
Total liabilities	100,865.3	81,160.9
Total equity	$115,113.4	$128,385.1
Net investment in unconsolidated entities (1)	$3,488.7	$2,767.9

	For the year ended December 31,
	2023	2022	2021

	(in millions)
Total revenues	$12,449.3	$44,974.8	$21,751.9
Net income (loss)	(2,674.2)	34,322.7	15,732.5
Our share of net income of unconsolidated entities (1)	314.9	302.2	406.6
(1)	Our most significant equity investee is Brasilprev Seguros e Previdencia, a co-managed joint venture in Brazil.

In addition, other investments include direct financing leases and other loans. See the captions “Financing Receivables” and “Financing Receivables Valuation Allowance” for further details related to our valuation of direct financing leases and other loans.

Furthermore, other investments include $1,186.3 million and $1,115.6 million of cash surrender value of company owned life insurance as of December 31, 2023 and 2022, respectively.

Derivative assets are carried at fair value and reported as a component of other investments. See Note 5, Derivative Financial Instruments, for further details. Certain sponsored investment funds are also carried at fair value and reported as a component of other investments, with changes in fair value included in net realized capital gains (losses) on our consolidated statements of operations. The fair value of these funds was $576.9 million and $617.8 million as of December 31, 2023 and 2022, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

4. Investments – (continued)

Securities Posted as Collateral

As of December 31, 2023 and 2022, we posted $6,616.8 million and $6,411.0 million, respectively, in commercial mortgage loans and residential first lien mortgages to satisfy collateral requirements associated with our obligation under funding agreements with Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, as of December 31, 2023 and 2022, we posted $4,139.7 million and $3,569.7 million, respectively, in fixed maturities, available-for-sale and trading securities to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant (“FCM”) agreements, a lending arrangement and our obligation under funding agreements with FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as mortgage loans, fixed maturities, available-for-sale and fixed maturities, trading, respectively, on our consolidated statements of financial position. Of the securities posted as collateral, as of December 31, 2023 and 2022, $519.9 million and $503.8 million, respectively, could be sold or repledged by the secured party.

Balance Sheet Offsetting

Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	assets (1)	instruments (2)	received	Net amount

	(in millions)
December 31, 2023
Derivative assets	$304.0	$(178.5)	$(116.7)	$8.8
Reverse repurchase agreements	145.1	—	(145.1)	—
Total	$449.1	$(178.5)	$(261.8)	$8.8
December 31, 2022
Derivative assets	$321.0	$(135.7)	$(151.9)	$33.4
Reverse repurchase agreements	124.4	—	(124.4)	—
Total	$445.4	$(135.7)	$(276.3)	$33.4
(1)	The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents, respectively, on the consolidated statements of financial position. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

4. Investments – (continued)

Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	liabilities (1)	instruments (2)	pledged	Net amount

	(in millions)
December 31, 2023
Derivative liabilities	$494.0	$(178.5)	$(301.1)	$14.4
December 31, 2022
Derivative liabilities	$634.2	$(135.7)	$(485.1)	$13.4
(1)	The gross amount of recognized derivative liabilities is reported with other liabilities on the consolidated statements of financial position. The above excludes derivative liabilities, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amounts of derivative liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative assets that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative liabilities for presentation on the consolidated statements of financial position.

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

Repurchase and reverse repurchase agreements include provisions to setoff other repurchase and reverse repurchase balances with the same counterparty. Repurchase and reverse repurchase agreements also include collateral provisions with the counterparties. For reverse repurchase agreements we require the counterparties to pledge collateral with a value greater than the amount of cash transferred. We have the right but do not sell or repledge collateral received in reverse repurchase agreements. Repurchase agreements are structured as secured borrowings for all counterparties. We pledge fixed maturities available-for-sale, which the counterparties have the right to sell or repledge. Interest incurred on repurchase agreements is reported as part of operating expenses on the consolidated statements of operations. Net proceeds related to repurchase agreements are reported as a component of financing activities on the consolidated statements of cash flows. We did not have any outstanding repurchase agreements as of December 31, 2023 and December 31, 2022.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

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

December 31, 2023

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

December 31, 2023

5. Derivative Financial Instruments – (continued)

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

We posted $544.2 million and $750.9 million in cash and securities under collateral arrangements as of December 31, 2023 and December 31, 2022, respectively, to satisfy collateral and initial margin requirements associated with our derivative credit support agreements and FCM agreements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of December 31, 2023 and December 31, 2022, was $482.3 million and $632.6 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral provisions, we posted collateral and initial margin of $544.2 million and $750.9 million as of December 31, 2023 and December 31, 2022, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2023, we would be required to post up to an additional $96.6 million of collateral to our counterparties.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

5. Derivative Financial Instruments – (continued)

As of December 31, 2023 and December 31, 2022, we had received $103.3 million and $148.8 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

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

	December 31, 2023	December 31, 2022

	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$57,792.2	$52,249.9
Interest rate options	4,498.4	4,418.9
Interest rate forwards	1,990.8	2,527.5
Interest rate futures	1,205.0	877.5
Foreign exchange contracts:
Currency swaps	2,105.8	1,634.7
Currency forwards	1,062.5	1,123.1
Equity contracts:
Equity options	2,331.3	2,049.3
Equity futures	568.4	574.1
Credit contracts:
Credit default swaps	305.0	400.0
Other contracts:
Embedded derivatives	22,511.7	23,209.3
Total notional amounts at end of period	$94,371.1	$89,064.3

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$42.9	$64.2
Interest rate options	37.0	41.7
Interest rate forwards	4.2	0.1
Foreign exchange contracts:
Currency swaps	120.9	171.1
Currency forwards	20.8	34.0
Equity contracts:
Equity options	83.8	16.5
Credit contracts:
Credit default swaps	4.7	3.6
Total gross credit exposure	314.3	331.2
Less: collateral received	148.7	191.9
Net credit exposure	$165.6	$139.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

5. Derivative Financial Instruments – (continued)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022

	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$9.0	$20.0	$72.6	$105.1
Foreign exchange contracts	84.6	134.6	39.6	19.7
Total derivatives designated as hedging instruments	$93.6	$154.6	$112.2	$124.8

Derivatives not designated as hedging instruments
Interest rate contracts	$70.3	$81.1	$284.3	$439.9
Foreign exchange contracts	51.9	65.9	22.2	21.9
Equity contracts	83.8	16.5	74.2	45.6
Credit contracts	4.6	3.5	1.1	2.0
Other contracts	—	—	(2,451.6)	(3,606.4)
Total derivatives not designated as hedging instruments	210.6	167.0	(2,069.8)	(3,097.0)

Total derivative instruments	$304.2	$321.6	$(1,957.6)	$(2,972.2)
(1)	The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.
(2)	The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivatives with a net liability fair value of $115.5 million and $46.4 million as of December 31, 2023 and December 31, 2022, respectively, are reported with contractholder funds on the consolidated statements of financial position. Embedded derivatives with a net (asset) liability fair value of $(2,567.1) million and $(3,652.8) million as of December 31, 2023 and December 31, 2022, respectively, are reported with funds withheld payable on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also may have purchased credit protection with identical underlyings to certain of our sold protection transactions. As of December 31, 2023 and December 31, 2022, we did not purchase credit protection relating to our sold protection transactions. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

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

	December 31, 2023
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)

	(in millions)
Single name credit default swaps
Corporate debt
A	$40.0	$0.3	$40.0	1.5
BBB	140.0	3.8	140.0	3.0
BB	20.0	0.2	20.0	3.5
Sovereign
A	20.0	0.2	20.0	1.5
Total credit default swap protection sold	$220.0	$4.5	$220.0	2.7

	December 31, 2022
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)

	(in millions)
Single name credit default swaps
Corporate debt
A	$40.0	$0.4	$40.0	2.5
BBB	190.0	2.2	190.0	3.1
BB	20.0	(0.2)	20.0	4.5
Sovereign
A	20.0	0.2	20.0	2.5
Total credit default swap protection sold	$270.0	$2.6	$270.0	3.1

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

December 31, 2023

5. Derivative Financial Instruments – (continued)

The following amounts were recorded on the consolidated statements of financial position related to cumulative basis adjustments for fair value hedges. The amortized cost includes the amortized cost basis and the fair value hedging basis adjustment.

			Cumulative amount of fair
			value hedging basis adjustment
Line item in the consolidated statements			increase/(decrease) included in the
of financial position in which the	Carrying amount of hedged item		carrying amount of the hedged item
hedged item is included	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022

	(in millions)
Fixed maturities, available-for-sale (1):
Active hedging relationships	$3,510.1	$3,498.6	$(87.0)	$(153.4)
Discontinued hedging relationships	304.7	48.8	(5.2)	1.3
Total fixed maturities, available-for-sale in active or discontinued hedging relationships	$3,814.8	$3,547.4	$(92.2)	$(152.1)

Investment contracts:
Active hedging relationships	$300.5	$—	$0.4	$—
Total investment contracts in active or discontinued hedging relationships	$300.5	$—	$0.4	$—
(1)	These amounts include the amortized cost basis of closed portfolios used to designate portfolio layer hedging relationships in which the hedged layer amount is expected to remain at the end of the hedging relationship. As of December 31, 2023 and December 31, 2022, the amortized cost basis of the closed portfolios used in these hedging relationships was $3,178.5 million and $3,256.9 million, respectively, the cumulative basis adjustments associated with these hedging relationships was $(62.2) million and $(102.4) million, respectively, and the amount of the designated hedged items were $1,395.0 million and $1,110.0 million, respectively.

For the years ended December 31, 2023, 2022 and 2021, $(1.8) million, $0.0 million and $0.0 million, respectively, of the derivative instruments’ gain (loss) was excluded from the assessment of hedge effectiveness.

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

The maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 3.2 years. As of December 31, 2023, we had $30.4 million of net gains reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from AOCI into net income.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

5. Derivative Financial Instruments – (continued)

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of financial position.

		Amount of gain (loss) recognized in AOCI on derivatives
Derivatives in cash flow		for the year ended December 31,
hedging relationships	Related hedged item	2023	2022	2021

		(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$30.4	$(102.1)	$—
Interest rate contracts	Investment contracts	(11.0)	15.9	4.1
Foreign exchange contracts	Fixed maturities, available-for-sale	(64.0)	84.2	53.4
Total		$(44.6)	$(2.0)	$57.5

We expect to reclassify net gains of $24.5 million from AOCI into net income in the next twelve months, which includes both net deferred gains on discontinued hedges and net gains on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations

The following tables show the effect of derivatives in fair value and cash flow hedging relationships and the related hedged items on the consolidated statements of operations.

	For the year ended December 31, 2023
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	(losses) related to	expenses
	of fixed	hedges of fixed	related to
	maturities,	maturities,	hedges of
	available-	available-	investment
	for-sale	for-sale	contracts

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$4,091.9	$(72.2)	$7,788.2

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Gain recognized on hedged item	$45.3	$—	$0.4
Loss recognized on derivatives	(43.9)	—	(2.1)
Amounts related to periodic settlements on derivatives	60.5	—	(2.6)

Foreign exchange contracts:
Gain recognized on hedged item	—	3.7	—
Loss recognized on derivatives	—	(3.7)	—
Amounts related to periodic settlements on derivatives	0.6	—	—
Total gain (loss) recognized for fair value hedging relationships	$62.5	$—	$(4.3)

Gains on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$4.1	$—	$(0.1)
Gain reclassified from AOCI as a result that a forecasted transaction is no longer probable of occurring	—	1.9	—
Amounts related to periodic settlements on derivatives	—	—	14.2

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	1.5	—
Amounts related to periodic settlements on derivatives	21.4	—	—
Total gain recognized for cash flow hedging relationships	$25.5	$3.4	$14.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

5. Derivative Financial Instruments – (continued)

	For the year ended December 31, 2022
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	(losses) related to	expenses
	of fixed	hedges of fixed	related to
	maturities,	maturities,	hedges of
	available-	available-	investment
	for-sale	for-sale	contracts

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$3,838.5	$(182.1)	$6,631.3

Gains on fair value hedging relationships:
Interest rate contracts:
Loss recognized on hedged item	$(154.4)	$—	$—
Gain recognized on derivatives	151.6	—	—
Amortization of hedged item basis adjustments	(1.3)	—	—
Amounts related to periodic settlements on derivatives	5.2	—	—
Total gain recognized for fair value hedging relationships	$1.1	$—	$—

Gains on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$9.0	$—	$(0.1)
Gain reclassified from AOCI as a result that a forecasted transaction is no longer probable of occurring	—	18.5	—
Amounts related to periodic settlements on derivatives	—	—	3.7

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	0.6	—
Amounts related to periodic settlements on derivatives	14.5	—	—
Total gain recognized for cash flow hedging relationships	$23.5	$19.1	$3.6

	For the year ended December 31, 2021
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	related to	expenses
	of fixed	hedges of fixed	related to
	maturities,	maturities,	hedges of
	available-	available-	investment
	for-sale	for-sale	contracts

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$4,429.6	$115.4	$7,258.2

Losses on fair value hedging relationships:
Interest rate contracts:
Loss recognized on hedged item	$(28.7)	$—	$—
Gain recognized on derivatives	28.6	—	—
Amortization of hedged item basis adjustments	(1.8)	—	—
Amounts related to periodic settlements on derivatives	(10.0)	—	—
Total loss recognized for fair value hedging relationships	$(11.9)	$—	$—

Gains (losses) on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$15.4	$—	$(0.1)
Gain reclassified from AOCI as a result that a forecasted transaction is no longer probable of occurring	—	1.0	—
Amounts related to periodic settlements on derivatives	—	—	(0.4)

Foreign exchange contracts:
Gain reclassified from AOCI on derivatives	—	9.2	—
Amounts related to periodic settlements on derivatives	9.6	—	—
Total gain (loss) recognized for cash flow hedging relationships	$25.0	$10.2	$(0.5)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

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

	Amount of gain (loss) recognized
	in AOCI on derivatives
	for the year ended December 31,
Derivatives in net investment hedging relationships	2023	2022	2021

	(in millions)
Foreign exchange contracts	$(0.7)	$1.5	$2.9
Total	$(0.7)	$1.5	$2.9

No gains or losses on net investment hedges were reclassified from AOCI into net realized capitals gains (losses) for the years ended December 31, 2023, 2022 and 2021.

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

	Amount of gain (loss) recognized in
	net income on derivatives for the
	year ended December 31,
Derivatives not designated as hedging instruments	2023	2022	2021

	(in millions)
Interest rate contracts	$(61.4)	$(317.7)	$(46.6)
Foreign exchange contracts	(40.0)	83.7	(121.9)
Equity contracts	(144.1)	20.7	(81.5)
Credit contracts	4.1	0.1	0.1
Other contracts (1)	(1,154.9)	3,682.3	0.2
Total	$(1,396.3)	$3,469.1	$(249.7)
(1)	Includes the change in fair value of the funds withheld embedded derivative.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

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

A policyholder dividend obligation (“PDO”) is required to be established for higher than expected earnings in the Closed Block that will need to be paid as dividends unless future performance of the Closed Block is less favorable than originally expected. A model of the Closed Block was established to produce the pattern of expected earnings, assets and liabilities in the Closed Block. These projections are utilized to determine ratios that will allow us to compare actual cumulative earnings to expected cumulative earnings and determine the amount of the PDO. As of December 31, 2023 and 2022, the PDO was $0.0 million and $0.0 million, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

6. Closed Block – (continued)

Closed Block liabilities and assets designated to the Closed Block were as follows:

	December 31, 2023	December 31, 2022

	(in millions)
Closed Block liabilities
Future policy benefits and claims	$2,982.9	$3,128.1
Other policyholder funds	5.1	5.1
Policyholder dividends payable	157.2	168.2
Income taxes currently payable	4.0	—
Other liabilities	23.2	24.9
Total Closed Block liabilities	3,172.4	3,326.3

Assets designated to the Closed Block
Fixed maturities, available-for-sale	1,766.7	1,690.2
Fixed maturities, trading	2.0	2.0
Equity securities	0.9	0.8
Mortgage loans	469.5	544.9
Policy loans	379.9	407.4
Other investments	61.2	62.2
Total investments	2,680.2	2,707.5
Cash and cash equivalents	6.1	62.0
Accrued investment income	32.6	30.3
Reinsurance recoverable and deposit receivable	3.5	3.9
Premiums due and other receivables	3.4	4.1
Deferred tax asset	52.1	62.0
Other assets	5.3	0.1
Total assets designated to the Closed Block	2,783.2	2,869.9
Excess of Closed Block liabilities over assets designated to the Closed Block	389.2	456.4
Amounts included in accumulated other comprehensive income	(69.6)	(111.9)
Maximum future earnings to be recognized from Closed Block assets and liabilities	$319.6	$344.5

Closed Block revenues and expenses were as follows:

	For the year ended December 31,
	2023	2022	2021

	(in millions)
Revenues
Premiums and other considerations	$166.1	$178.0	$196.1
Net investment income	127.3	129.1	137.6
Net realized capital losses	(10.0)	(21.2)	(4.6)
Total revenues	283.4	285.9	329.1

Expenses
Benefits, claims and settlement expenses	161.6	184.3	212.0
Dividends to policyholders	86.8	92.5	92.6
Operating expenses	2.6	2.2	2.3
Total expenses	251.0	279.0	306.9
Closed Block revenues, net of Closed Block expenses, before income taxes	32.4	6.9	22.2
Income taxes	6.1	0.7	3.9
Closed Block revenues, net of Closed Block expenses and income taxes	26.3	6.2	18.3
Funding adjustments and other transfers	(1.4)	28.5	(4.0)
Closed Block revenues, net of Closed Block expenses, income taxes and funding adjustments	$24.9	$34.7	$14.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

6. Closed Block – (continued)

The change in maximum future earnings of the Closed Block was as follows:

	For the year ended December 31,
	2023	2022	2021

	(in millions)
Beginning of year	$344.5	$379.2	$393.5
End of year	319.6	344.5	379.2
Change in maximum future earnings	$(24.9)	$(34.7)	$(14.3)

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

DAC amortization expense of $389.8 million, $386.9 million and $373.4 million related to our long-duration and short-duration contracts was recorded in operating expenses on the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

7. Deferred Acquisition Costs and Other Actuarial Balances – (continued)

The following tables summarize disaggregated DAC amounts and reconcile the totals to those reported in the consolidated statements of financial position.

	December 31, 2023	December 31, 2022

	(in millions)
Retirement and Income Solutions:
Workplace savings and retirement solutions	$506.4	$498.0
Individual variable annuities	279.5	278.0
Pension risk transfer	15.4	8.1
Individual fixed deferred annuities	106.1	131.0
Investment only	11.5	14.9
Total Retirement and Income Solutions	918.9	930.0
Benefits and Protection:
Specialty Benefits:
Individual disability	667.7	626.1
Life Insurance:
Universal life	1,545.3	1,569.7
Term life	695.1	685.7
Participating life	84.7	93.0
Total Benefits and Protection	2,992.8	2,974.5
Short-duration contracts	31.1	34.7
Other balances (1)	7.7	8.8
Total DAC per consolidated statements of financial position	$3,950.5	$3,948.0
(1)	Includes insignificant balances for long-duration contracts.

Retirement and Income Solutions

The balances and changes in DAC were as follows:

	Workplace			Individual
	savings and	Individual	Pension	fixed
	retirement	variable	risk	deferred	Investment
	solutions	annuities	transfer	annuities	only

	(in millions)
Balances as of January 1, 2022	$489.0	$281.2	$2.7	$162.2	$18.1
Costs deferred	48.3	22.5	5.6	—	1.4
Amortized to expense	(39.3)	(25.7)	(0.2)	(31.2)	(4.6)
Balances as of December 31, 2022	498.0	278.0	8.1	131.0	14.9
Costs deferred	48.1	27.4	7.9	—	1.3
Amortized to expense	(39.7)	(25.9)	(0.6)	(24.9)	(4.7)
Balances as of December 31, 2023	$506.4	$279.5	$15.4	$106.1	$11.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

7. Deferred Acquisition Costs and Other Actuarial Balances – (continued)

Benefits and Protection

The balances and changes in DAC were as follows:

	Specialty Benefits	Life Insurance
	Individual
	disability	Universal life	Term life	Participating life

	(in millions)
Balances as of January 1, 2022	$580.7	$1,596.2	$678.9	$102.3
Costs deferred	87.6	70.6	66.7	1.4
Amortized to expense	(42.2)	(97.1)	(59.9)	(10.7)
Balances as of December 31, 2022	626.1	1,569.7	685.7	93.0
Costs deferred	86.7	70.7	71.3	1.4
Amortized to expense	(45.1)	(95.1)	(61.9)	(9.7)
Balances as of December 31, 2023	$667.7	$1,545.3	$695.1	$84.7

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

	December 31, 2023	December 31, 2022

	(in millions)
Benefits and Protection – Life Insurance:
Universal life	$485.5	$459.0
Other balances (1)	7.2	8.4
Total unearned revenue liability	$492.7	$467.4
(1)	Includes insignificant balances for long-duration contracts.

Benefits and Protection

The balances and changes in the unearned revenue liability for Life Insurance – Universal life contracts were as follows:

	For the year ended	For the year ended
	December 31, 2023	December 31, 2022

	(in millions)
Balance at beginning of period	$459.0	$425.3
Deferrals	56.3	61.8
Revenue recognized	(29.8)	(28.1)
Balance at end of period	485.5	459.0
Reinsurance impact	(225.1)	(227.9)
Balance at end of period after reinsurance	$260.4	$231.1

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

8. Separate Account Balances

The separate accounts are legally segregated and are not subject to claims that arise out of any of our other business. The client, rather than us, directs the investments and bears the investment risk of these funds. The separate account assets represent the fair value of funds that are separately administered by us for contracts with equity, real estate and fixed income investments and are presented as a summary total within the consolidated statements of financial position. An equivalent amount is reported as separate account liabilities, which represent the obligation to return the monies to the client. Refer to Note 18, Fair Value Measurements, for further information on the valuation methodologies.

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

The Principal Asset Management segment offers retirement pension schemes in Asia that offer various guaranteed and non-guaranteed constituent fund investment options to customers, some of which were closed in the fourth quarter of 2023. The retirement pension schemes can include a guaranteed rate of return to the customer or a minimum guarantee on withdrawals under certain qualifying events. The minimum guarantee on withdrawals under certain qualifying events is accounted for as an MRB. Principal Asset Management separate account assets and liabilities also include certain retirement accumulation products in Latin America where the segregated funds and associated obligation to the client are consolidated within the financial statements. We have determined that summary totals are the most meaningful presentation for these funds.

The Benefits and Protection segment offers variable universal life products with separate account investment options.

Refer to Note 11, Market Risk Benefits, for further information on the MRBs associated with the contracts mentioned above.

As of December 31, 2023 and December 31, 2022, the separate accounts included a separate account valued at $88.2 million and $101.4 million, respectively, which primarily included shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

8. Separate Account Balances – (continued)

Separate Account Assets

The aggregate fair value of assets, by major investment category, supporting separate accounts were as follows:

	December 31, 2023	December 31, 2022

	(in millions)
Fixed maturities:
U.S. government and agencies	$8,467.3	$7,339.6
Non-U.S. governments	8,522.3	8,424.3
States and political subdivisions	205.1	211.7
Corporate	13,386.4	14,429.7
Residential mortgage-backed pass-through securities	4,126.1	3,894.5
Commercial mortgage-backed securities	221.1	206.2
Other debt obligations	575.6	299.5
Total fixed maturities	35,503.9	34,805.5
Equity securities	118,073.7	105,053.3
Real estate	494.6	610.6
Other investments	9,436.2	10,278.6
Cash and cash equivalents	3,332.8	3,583.8
Other assets	764.4	1,043.3
Total separate account assets per consolidated statements of financial position	$167,605.6	$155,375.1

Separate Account Liabilities

The following tables summarize disaggregated separate account liability amounts and reconcile the totals to separate account liabilities reported in the consolidated statements of financial position.

	December 31, 2023	December 31, 2022

	(in millions)
Retirement and Income Solutions:
Group retirement contracts	$117,518.5	$107,240.1
Individual variable annuities	9,131.9	8,659.0
Total Retirement and Income Solutions	126,650.4	115,899.1
Principal Asset Management – Principal International:
Latin America:
Pension	34,580.6	33,316.7
Asia:
Guaranteed pension	144.2	915.0
Total Principal Asset Management – Principal International	34,724.8	34,231.7
Benefits and Protection - Life Insurance:
Universal life	5,982.5	5,011.0
Other balances (1)	247.9	233.3
Total separate account liabilities per consolidated statements of financial position	$167,605.6	$155,375.1
(1)	Includes insignificant balances for long-duration contracts.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

8. Separate Account Balances – (continued)

Retirement and Income Solutions

The balances and the changes in separate account liabilities were as follows:

	For the year ended		For the year ended
	December 31, 2023		December 31, 2022
	Group	Individual	Group	Individual
	retirement	variable	retirement	variable
	contracts	annuities	contracts	annuities

	(in millions)
Balance at beginning of period	$107,240.1	$8,659.0	$131,188.6	$11,000.0
Premiums and deposits (1)	11,379.0	328.5	14,859.3	354.1
Policy charges	(366.0)	(204.5)	(383.7)	(211.1)
Surrenders, withdrawals and benefit payments (1)	(13,916.8)	(1,018.2)	(14,479.4)	(790.1)
Investment performance	15,820.7	1,315.1	(20,641.3)	(1,723.3)
Net transfers (to) from general account (1)	(2,461.1)	30.4	(2,571.7)	29.4
Other (2)	(177.4)	21.6	(731.7)	—
Balance at end of period	$117,518.5	$9,131.9	$107,240.1	$8,659.0

Cash surrender value (3)	$116,522.1	$9,011.5	$106,125.7	$8,538.7
(1)

Within the policyholder account balances rollforwards in Note 9, Contractholder Funds, amounts in these lines for Individual variable annuities and Workplace savings and retirement solutions included in Group retirement contracts are reflected in net transfers from (to) separate account.

(2)	Includes amounts to be settled between the separate account and general account due to the timing of trade settlements as of the reporting date.
(3)	Cash surrender value represents the amount of the contractholders’ account balances distributable at the end of the reporting period less surrender charges.

Principal Asset Management – Principal International

The balances and the changes in separate account liabilities were as follows:

	For the year ended		For the year ended
	December 31, 2023		December 31, 2022
	Latin America	Asia	Latin America	Asia
		Guaranteed		Guaranteed
	Pension	pension	Pension	pension

	(in millions)
Balance at beginning of period	$33,316.7	$915.0	$33,030.6	$971.3
Premiums and deposits	3,628.6	217.2	3,620.4	276.2
Policy charges	(17.8)	(16.9)	(18.2)	(19.8)
Surrenders, withdrawals and benefit payments (1)	(4,191.7)	(1,006.8)	(3,984.6)	(247.0)
Investment performance	2,733.7	37.7	498.8	(64.0)
Other	7.6	(0.3)	(0.8)	(0.4)
Foreign currency translation adjustment	(896.5)	(1.7)	170.5	(1.3)
Balance at end of period	$34,580.6	$144.2	$33,316.7	$915.0

Cash surrender value	$34,580.6	$144.2	$33,316.7	$915.0
(1)	Includes amounts related to the closure of guaranteed constituent funds in Asia in the fourth quarter of 2023.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

8. Separate Account Balances – (continued)

Benefits and Protection

The balances and the changes in separate account liabilities for Life Insurance – Universal life were as follows:

	For the year ended	For the year ended
	December 31, 2023	December 31, 2022

	(in millions)
Balance at beginning of period	$5,011.0	$5,886.1
Premiums and deposits (1)	532.1	514.7
Policy charges	(129.0)	(122.1)
Surrenders, withdrawals and benefit payments (1)	(342.1)	(208.6)
Investment performance	902.8	(1,054.5)
Net transfers (to) from general account (1)	7.7	(4.6)
Balance at end of period	$5,982.5	$5,011.0

Cash surrender value (2)	$6,041.9	$5,055.8
(1)	Within the policyholder account balances rollforwards in Note 9, Contractholder Funds, amounts in these lines are reflected in net transfers from (to) separate account.
(2)

Cash surrender value represents the amount of the contractholders’ account balances distributable at the end of the reporting period less surrender charges. Certain products include surrender value enhancement riders that result in cash surrender values greater than account balances.

9. Contractholder Funds

Contractholder funds include policyholder account balances related to contracts with significant insurance risk and investment contracts.

The following tables summarize disaggregated policyholder account balance amounts and reconcile the totals to contractholder funds reported in the consolidated statements of financial position.

	December 31, 2023	December 31, 2022

	(in millions)

Retirement and Income Solutions:
Workplace savings and retirement solutions	$12,721.5	$12,154.7
Individual variable annuities	514.2	381.4
Individual fixed deferred annuities	5,538.3	7,228.3
Total Retirement and Income Solutions	18,774.0	19,764.4
Benefits and Protection – Life Insurance:
Universal life	6,910.4	6,947.9
Corporate:
Inter-segment eliminations	(362.2)	(362.7)
Total policyholder account balances for contracts with significant insurance risk or investment contracts with significant fee revenue	25,322.2	26,349.6

Reconciling items:
Investment contracts without significant fee revenue (1)	15,784.5	16,104.0
Embedded derivatives (2)	115.5	46.4
Other balances (3)	278.9	325.3
Total contractholder funds per consolidated statements of financial position	$41,501.1	$42,825.3
(1)

Includes GICs, funding agreements, individual fixed income annuities and guaranteed pension contracts. These contracts are not included within the disaggregated rollforward or guaranteed minimum interest rate (“GMIR”) disclosures below.

(2)	Refer to Note 18, Fair Value Measurements, for details on the changes in Level 3 fair value measurements of embedded derivatives.
(3)

Includes insignificant balances for long-duration contracts and amounts that are not accrued to the benefit of the contractholder and, therefore, are not included within the disaggregated rollforward or GMIR disclosures below.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

9. Contractholder Funds – (continued)

GICs and Funding Agreements

Our GICs and funding agreements contain provisions limiting or prohibiting early surrenders, which typically include penalties for early surrenders, minimum notice requirements or, in the case of funding agreements with survivor options, minimum pre-death holding periods and specific maximum amounts.

Funding agreements include those issued directly to nonqualified institutional investors and those issued to the FHLB Des Moines under their membership funding programs. As of December 31, 2023 and 2022, $3,981.8 million and $4,275.5 million, respectively, of liabilities were outstanding with respect to issuances under the program with FHLB Des Moines. In addition, we have five separate programs where the funding agreements have been issued directly or indirectly to unconsolidated special purpose entities. Claims for principal and interest under funding agreements are afforded equal priority to claims of life insurance and annuity policyholders under insolvency provisions of Iowa Insurance Laws.

Principal Life was authorized to issue up to $4.0 billion of funding agreements under a program established in 1998 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. As of December 31, 2023 and 2022, $75.9 million and $75.6 million, respectively, of liabilities were outstanding with respect to the issuance outstanding under this program.

In addition, Principal Life was authorized to issue up to $7.0 billion of funding agreements under a program established in 2001 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. The unaffiliated entity is an unconsolidated special purpose entity. As of both December 31, 2023 and 2022, $201.9 million of liabilities were being held with respect to issuances outstanding under this program. Principal Life does not anticipate any new issuance activity under this program, given our December 2005 termination of the dealership agreement for this program and the availability of the program established in 2011 described below.

Additionally, Principal Life was authorized to issue up to $5.0 billion of funding agreements under a program that was originally established in 2011 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. The unaffiliated entity is an unconsolidated special purpose entity. In June 2015, this program was amended to authorize issuance of up to an additional $4.0 billion. In November 2017, this program was amended to authorize issuance of up to an additional $4.0 billion. In February 2021, this program was amended to authorize issuance of up to an additional $4.0 billion. In November 2023, this program was amended to authorize issuance of up to an additional $4.0 billion. As of December 31, 2023 and 2022, $8,072.6 million and $7,765.7 million, respectively, of liabilities were being held with respect to issuances outstanding under this program. Principal Life’s payment obligations on each funding agreement issued under this program are guaranteed by PFG. The program established in 2011 is not registered with the United States Securities and Exchange Commission (“SEC”).

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

9. Contractholder Funds – (continued)

Retirement and Income Solutions

The changes in policyholder account balances were as follows:

	For the year ended December 31, 2023			For the year ended December 31, 2022
	Workplace	Workplace
	savings and	Individual	Individual	savings and	Individual	Individual
	retirement	variable	fixed deferred	retirement	variable	fixed deferred
	solutions	annuities	annuities (1)	solutions	annuities	annuities (1)

	($ in millions)
Balance at beginning of period	$12,154.7	$381.4	$7,228.3	$10,996.2	$380.9	$9,646.3
Premiums and deposits	4,441.7	586.7	36.8	3,719.5	426.5	35.9
Policy charges	(31.6)	—	—	(28.5)	—	—
Surrenders, withdrawals and benefit payments	(4,356.6)	(1,123.0)	(1,888.4)	(2,866.7)	(843.2)	(2,655.6)
Net transfers from (to) separate account (2)	264.8	659.3	—	164.6	406.6	—
Interest credited	280.2	9.8	161.6	194.3	10.6	201.7
Other	(31.7)	—	—	(24.7)	—	—
Balance at end of period	$12,721.5	$514.2	$5,538.3	$12,154.7	$381.4	$7,228.3

Weighted-average crediting rate (3)	2.54%	3.22%	2.84%	1.94%	2.79%	2.63%
Cash surrender value (4)	$11,211.9	$512.6	$5,434.4	$10,341.7	$378.6	$7,081.4
(1)	We use the deposit method of accounting for the reinsurance of this exited business.
(2)

Within the separate account liabilities rollforwards in Note 8, Separate Account Balances, these transfers for Individual variable annuities and Workplace savings and retirement solutions included in Group retirement contracts are reflected in premiums and deposits; surrenders, withdrawals and benefit payments; and net transfers (to) from general account.

(3)	The weighted-average crediting rate is the crediting rate as of the end of each reporting period weighted by account value.
(4)	Cash surrender value represents the amount of the contractholders’ account balances distributable at the end of the reporting period less surrender charges.

The net amount at risk for policyholder account balances for Individual variable annuities is equal to the MRB net amount at risk, as reported in Note 11, Market Risk Benefits. Workplace savings and retirement solutions and Individual fixed deferred annuities do not have guarantees that provide for benefits in excess of the current policyholder account balances.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

9. Contractholder Funds – (continued)

Benefits and Protection

The changes in policyholder account balances for Life Insurance – Universal life were as follows:

	For the year ended	For the year ended
	December 31, 2023	December 31, 2022

	($ in millions)
Balance at beginning of period	$6,947.9	$6,962.5
Premiums and deposits	1,260.5	1,267.2
Policy charges	(858.1)	(837.8)
Surrenders, withdrawals and benefit payments	(483.6)	(390.0)
Net transfers from (to) separate account (1)	(197.7)	(301.5)
Interest credited	242.1	247.5
Other	(0.7)	—
Balance at end of period	6,910.4	6,947.9
Reinsurance impact	(3,396.8)	(3,528.9)
Balance at end of period after reinsurance	$3,513.6	$3,419.0

Weighted-average crediting rate (2)	4.01%	3.35%
Net amount at risk (3)	$86,671.0	$86,547.9
Cash surrender value (4)	$5,953.0	$5,911.5
(1)

Within the separate account liabilities rollforwards in Note 8, Separate Account Balances, these transfers are reflected in premiums and deposits; surrenders, withdrawals and benefit payments; and net transfers (to) from general account.

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

December 31, 2023

9. Contractholder Funds – (continued)

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

	December 31, 2023
	Excess of crediting rates over GMIR
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total

	(in millions)
Retirement and Income Solutions
Workplace savings and retirement solutions
Up to 1.00%	$—	$3.3	$101.8	$1,006.0	$312.8	$1,423.9
1.01% - 2.00%	5,135.0	3.8	1,153.1	—	874.6	7,166.5
2.01% - 3.00%	357.1	0.1	0.8	59.1	1,701.2	2,118.3
3.01% - 4.00%	7.4	—	—	—	—	7.4
4.01% and above	16.9	—	—	—	—	16.9
Subtotal	5,516.4	7.2	1,255.7	1,065.1	2,888.6	10,733.0
No GMIR						1,988.5
Total						$12,721.5

Individual variable annuities
Up to 1.00%	$22.6	$—	$—	$—	$—	$22.6
1.01% - 2.00%	4.6	—	—	—	—	4.6
2.01% - 3.00%	273.5	—	—	—	—	273.5
3.01% - 4.00%	—	—	—	—	—	—
4.01% and above	—	—	—	—	—	—
Subtotal	300.7	—	—	—	—	300.7
No GMIR						213.5
Total						$514.2

Individual fixed deferred annuities
Up to 1.00%	$305.5	$115.4	$121.8	$449.4	$999.5	$1,991.6
1.01% - 2.00%	100.8	0.9	26.3	123.5	2.4	253.9
2.01% - 3.00%	2,897.7	—	—	—	—	2,897.7
3.01% - 4.00%	156.9	—	—	—	—	156.9
4.01% and above	—	—	—	—	—	—
Subtotal	3,460.9	116.3	148.1	572.9	1,001.9	5,300.1
No GMIR						238.2
Total						$5,538.3

Benefits and Protection – Life Insurance
Universal life
Up to 1.00%	$—	$—	$16.1	$1.0	$2.4	$19.5
1.01% - 2.00%	294.1	—	418.1	485.6	415.4	1,613.2
2.01% - 3.00%	729.7	677.2	836.3	350.6	3.0	2,596.8
3.01% - 4.00%	1,657.0	49.8	37.6	36.4	3.2	1,784.0
4.01% and above	40.5	3.9	8.3	1.5	—	54.2
Subtotal	2,721.3	730.9	1,316.4	875.1	424.0	6,067.7
No GMIR						842.7
Total						$6,910.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

9. Contractholder Funds – (continued)

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

Benefits and Protection – Life Insurance
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

December 31, 2023

10. Future Policy Benefits and Claims

Future policy benefits and claims include reserves for short-duration contracts and long-duration contracts as well as certain reinsurance balances, when in a liability position.

The following tables summarize disaggregated amounts included in future policy benefit and claims and reconcile the totals to those reported in the consolidated statements of financial position.

	December 31, 2023	December 31, 2022

	(in millions)
Liability for future policy benefits by segment (1):
Retirement and Income Solutions:
Pension risk transfer	$23,855.8	$21,211.4
Individual fixed income annuities	4,914.1	5,019.4
Total Retirement and Income Solutions	28,769.9	26,230.8
Principal Asset Management – Principal International:
Latin America:
Individual fixed income annuities	4,593.7	5,042.3
Benefits and Protection:
Specialty Benefits:
Individual disability	1,898.4	1,698.8
Life Insurance:
Term life	1,085.9	909.0
Total Benefits and Protection	2,984.3	2,607.8
Corporate:
Long-term care insurance	166.7	183.5
Total liability for future policy benefits	36,514.6	34,064.4

Additional liability for certain benefit features by segment (2):
Benefits and Protection – Life Insurance:
Universal life	5,326.5	4,095.2
Total additional liability for certain benefit features	5,326.5	4,095.2

Reconciling items:
Participating contracts	3,060.5	3,207.2
Short-duration contracts	1,283.4	1,295.6
Cost of reinsurance liability	424.6	479.8
Reinsurance recoverable liability	45.2	39.4
Other (3)	171.7	132.4
Future policy benefits and claims per consolidated statements of financial position	$46,826.5	$43,314.0
(1)	Amounts include the deferred profit liability.
(2)	Includes reserves on certain long-duration contracts where benefit features result in gains in early years followed by losses in later years.
(3)	Includes other miscellaneous reserves and the impact of unrealized gains (losses) on the additional liability for certain benefit features.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

10. Future Policy Benefits and Claims – (continued)

Liability for Unpaid Claims

The liability for unpaid claims is reported in future policy benefits and claims within our consolidated statements of financial position. Activity associated with unpaid claims was as follows:

	For the year ended December 31,
	2023	2022	2021

	(in millions)
Balance at beginning of year	$1,395.0	$1,370.9	$1,686.0
Less: reinsurance recoverable	68.6	68.7	436.9
Net balance at beginning of year	1,326.4	1,302.2	1,249.1
Incurred:
Current year	1,650.4	1,581.8	1,505.1
Prior years	(95.4)	(44.4)	(35.4)
Total incurred	1,555.0	1,537.4	1,469.7
Payments:
Current year	1,189.2	1,138.0	1,067.8
Prior years	354.1	375.2	348.8
Total payments	1,543.3	1,513.2	1,416.6
Net balance at end of year	1,338.1	1,326.4	1,302.2
Plus: reinsurance recoverable	67.8	68.6	68.7
Balance at end of year	$1,405.9	$1,395.0	$1,370.9

Incurred liability adjustments relating to prior years, which affected current operations during 2023, 2022 and 2021, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid claims.

Short-Duration Contracts

Future policy benefits and claims include reserves for group life and disability insurance that provide periodic income payments. These reserves are computed using assumptions of mortality, morbidity and investment performance. These assumptions are based on our experience, industry results, emerging trends and future expectations. Future policy benefits and claims also include reserves for incurred but unreported group disability, dental, vision, critical illness, accident, PFML, hospital indemnity and life insurance claims. We recognize claims costs in the period the service was provided to our policyholders. However, claims costs incurred in a particular period are not known with certainty until after we receive, process and pay the claims. We determine the amount of this liability using actuarial methods based on historical claim payment patterns as well as emerging cost trends, where applicable, to determine our estimate of claim liabilities. Premium deficiency reserves may be established for short-duration contracts to provide for expected future losses. The premium deficiency reserve calculation considers, among other factors, anticipated investment income.

We have defined claim frequency as follows for each short-duration product:

●	LTD: Claim frequency is based on submitted reserve claim counts.
●	Group Life Waiver: Claim frequency is based on submitted reserve claim counts, consistent with LTD.
●	Dental and Vision: Claim frequency is based on the claim form, which may include one or more procedures.
●	STD, Critical Illness, Accident, Hospital Indemnity and PFML: Claim frequency is based on submitted claims.
●	Group Life: Claim frequency is based on submitted life claims (lives, not coverages).

We did not make any significant changes to our methodologies or assumptions used to calculate the liability for unpaid claims for short-duration contracts during 2023.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

10. Future Policy Benefits and Claims – (continued)

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

LTD and Group Life Waiver Claims

											Incurred	Cumulative
											but not	number of
											reported	reported
	Net incurred claims (1)										claims	claims

	December 31,
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	2023	2023

	($ in millions)
Incurral
year
2014	$242.2	$231.4	$214.4	$218.1	$206.2	$201.9	$202.0	$199.3	$199.8	$200.7	$0.1	7,610
2015		231.0	227.2	217.2	215.3	208.2	210.0	211.8	210.5	208.3	0.1	7,184
2016			229.8	228.4	219.4	219.5	214.4	218.7	221.9	219.0	0.1	6,171
2017				238.4	239.7	243.1	245.8	245.2	246.5	248.9	0.1	6,091
2018					239.4	245.1	239.2	239.8	235.3	238.0	0.1	5,782
2019						255.2	248.4	240.4	240.2	238.6	0.1	5,961
2020							252.1	231.0	221.1	217.7	5.8	5,939
2021								259.7	244.5	221.6	8.5	5,571
2022									274.3	240.5	4.1	5,572
2023										267.4	111.8	3,353
Total net incurred claims										$2,300.7

	Net cumulative paid claims (1)
	December 31,
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023

	(in millions)
Incurral
year
2014	$16.1	$66.0	$96.3	$111.8	$122.3	$132.4	$140.8	$147.2	$153.3	$158.5
2015		16.9	67.0	98.0	114.6	126.8	137.1	146.5	154.0	160.3
2016			16.2	70.6	105.6	124.9	136.8	147.2	157.1	165.3
2017				17.8	76.5	115.0	135.9	151.7	165.4	176.8
2018					20.1	79.9	115.7	135.7	150.3	163.3
2019						19.2	79.7	117.5	136.4	150.6
2020							20.6	78.8	113.1	130.0
2021								19.8	79.0	113.2
2022									19.6	76.6
2023										20.0
Total net paid claims										1,314.6
All outstanding liabilities for unpaid claims prior to 2014 net of reinsurance										251.8
Total outstanding liabilities for unpaid claims net of reinsurance										$1,237.9
(1)	2014-2022 unaudited.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

10. Future Policy Benefits and Claims – (continued)

Dental, Vision, STD, Critical Illness, Accident, Hospital Indemnity and PFML Claims

			Incurred	Cumulative
			but not	number of
			reported	reported
	Net incurred claims (1)		claims	claims

	December 31,
	2022	2023	2023	2023

	($ in millions)
Incurral year
2022	$924.4	$910.6	$—	4,317,802
2023		1,032.3	57.1	4,566,920
Total net incurred claims		$1,942.9

	Net cumulative
	paid claims (1)
	December 31,
	2022	2023

	(in millions)
Incurral year
2022	$845.5	$909.8
2023		954.0
Total net paid claims		1,863.8
All outstanding liabilities for unpaid claims prior to 2022 net of reinsurance		—
Total outstanding liabilities for unpaid claims net of reinsurance		$79.1
(1)	2022 unaudited.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

10. Future Policy Benefits and Claims – (continued)

Group Life Claims

			Incurred	Cumulative
			but not	number of
			reported	reported
	Net incurred claims (1)		claims	claims

	December 31,
	2022	2023	2023	2023

	($ in millions)
Incurral year
2022	$279.3	$284.2	$1.1	6,168
2023		284.8	33.3	5,064
Total net incurred claims		$569.0

	Net cumulative
	paid claims (1)
	December 31,
	2022	2023

	(in millions)
Incurral year
2022	$218.3	$277.5
2023		215.1
Total net paid claims		492.6
All outstanding liabilities for unpaid claims prior to 2022 net of reinsurance		8.1
Total outstanding liabilities for unpaid claims net of reinsurance		$84.5
(1)	2022 unaudited.

Reconciliation of Unpaid Claims to Liability for Unpaid Claims

Our reconciliation of net outstanding liabilities for unpaid claims of short-duration contracts to the liability for unpaid claims follows:

	December 31, 2023
		Dental, Vision, STD,
		Critical Illness,
	LTD and Group Life	Accident, Hospital
	Waiver	Indemnity and PFML	Group Life	Consolidated

	(in millions)
Net outstanding liabilities for unpaid claims	$1,237.9	$79.1	$84.5	$1,401.5

Reconciling items:
Reinsurance recoverable on unpaid claims	39.2	—	0.1	39.3
Impact of discounting	(215.0)	—	—	(215.0)
Loss adjustment expense liability	20.5	4.6	12.5	37.6
Liability for unpaid claims - short-duration contracts	$1,082.6	$83.7	$97.1	1,263.4
Insurance contracts other than short-duration				142.5
Liability for unpaid claims				$1,405.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

10. Future Policy Benefits and Claims – (continued)

Claim Duration and Payout

Our historical average percentage of claims paid in each year from incurral was as follows:

	December 31, 2023 (1)
		Dental, Vision, STD,
		Critical Illness,
	LTD and Group Life	Accident, Hospital
Year	Waiver	Indemnity and PFML	Group Life
1	8.1%	92.1%	78.9%
2	25.0	7.9	18.8
3	15.4
4	8.2
5	5.8
6	5.2
7	4.5
8	3.5
9	3.0
10	2.6
(1)	Unaudited.

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

				Dental, Vision, STD,
				Critical Illness,
	LTD and Group Life			Accident, Hospital
	Waiver			Indemnity and PFML			Group Life

	($ in millions)
Carrying amount of liabilities for unpaid claims
December 31, 2023			$1,082.6			$83.7			$97.1
December 31, 2022			1,076.2			79.7			73.6
Range of discount rates
December 31, 2023	2.8	-	7.0%	—	-	—%	—	-	—%
December 31, 2022	2.8	-	7.0	—	-	—	—	-	—
Aggregate amount of discount
December 31, 2023			$215.0			$—			$—
December 31, 2022			209.4			—			—
Interest accretion
For the year ended:
December 31, 2023			$34.7			$—			$—
December 31, 2022			33.0			—			—
December 31, 2021			33.8			—			—

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

10. Future Policy Benefits and Claims – (continued)

Long-Duration Contracts

Gross Premiums or Assessments and Interest Accretion

The amount of gross premiums or assessments and interest accretion recognized by segment in the consolidated statements of operations was as follows:

	Gross premiums or assessments (1)			Interest accretion (2)
	For the year ended			For the year ended
	December 31,			December 31,
	2023	2022	2021	2023	2022	2021

	(in millions)
Retirement and Income Solutions:
Pension risk transfer	$2,905.9	$1,941.0	$1,800.1	$1,008.6	$935.7	$916.7
Individual fixed income annuities	42.5	30.1	83.5	219.1	229.7	240.5
Total Retirement and Income Solutions	2,948.4	1,971.1	1,883.6	1,227.7	1,165.4	1,157.2
Principal Asset Management – Principal International:
Latin America:
Individual fixed income annuities (3)	29.7	78.8	128.9	385.8	662.0	444.3
Benefits and Protection:
Specialty Benefits:
Individual disability	624.6	601.0	574.1	94.5	90.2	85.6
Life Insurance:
Universal life	681.8	577.7	621.0	209.2	171.2	158.3
Term life	649.1	630.5	619.4	48.2	43.9	43.2
Total Benefits and Protection	1,955.5	1,809.2	1,814.5	351.9	305.3	287.1
Corporate:
Long-term care insurance	5.1	5.2	5.2	9.6	9.8	9.5
Total per consolidated statements of operations	$4,938.7	$3,864.3	$3,832.2	$1,975.0	$2,142.5	$1,898.1
(1)

Gross premiums are included within premiums and other considerations on the consolidated statements of operations. Assessments, which are only applicable to the Life Insurance – Universal life level of aggregation, are included within fees and other revenues on the consolidated statements of operations.

(2)	Interest accretion is included within benefits, claims and settlement expenses on the consolidated statements of operations.
(3)	Includes inflation adjustments included within the liability for future policy benefits rollforward for interest accretion.

Liability for Future Policy Benefits

The liability for future policy benefits (“LFPB”) for individual and group annuities is generally equal to the present value of expected future policy benefit payments. The reserves are computed using assumptions for mortality and interest. Mortality rate assumptions are based on our experience and are periodically reviewed against both industry standards and experience. The LFPB for non-participating term life insurance, individual disability income contracts and individual and group long-term care contracts is generally equal to the present value of expected future policy benefit payments less the present value of expected net premiums. The reserves are computed using assumptions for mortality, interest, morbidity and lapse.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

10. Future Policy Benefits and Claims – (continued)

The LFPB is remeasured to reflect current upper-medium grade fixed-income instrument yields as of each reporting date. The liability is calculated by discounting cash flows using rate curves reflecting the currency and duration of the insurance liabilities. For discount rate tenors, or points on the curves, where the upper-medium grade fixed-income instrument yields are not liquid or limited observable market data is available, we use various estimation techniques consistent with fair value measurement guidance.

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

Further details regarding reference rates used are included under “Interest Accretion and Current Discount Rates.”

Retirement and Income Solutions

The balances and the changes in the present value for expected future policy benefits were as follows:

	For the year ended		For the year ended
	December 31, 2023		December 31, 2022
	Pension	Individual	Pension	Individual
	risk	fixed income	risk	fixed income
	transfer	annuities	transfer	annuities

	($ in millions)
Present value of expected future policy benefit payments
Balance at beginning of period	$21,211.4	$5,019.4	$25,365.8	$6,535.0
Effect of changes in discount rate assumptions at beginning of period	1,799.6	439.0	(3,386.5)	(812.6)
Balance at beginning of period at original discount rate	23,011.0	5,458.4	21,979.3	5,722.4
Effect of changes in cash flow assumptions	(53.4)	(1.3)	(7.9)	(3.0)
Effect of actual variances from expected experience	(14.6)	(0.1)	(3.2)	—
Adjusted beginning of period balance at original discount rate	22,943.0	5,457.0	21,968.2	5,719.4
Interest accrual	1,008.6	219.1	935.7	229.7
Benefit payments	(1,981.4)	(507.3)	(1,841.7)	(520.4)
Issuances	2,921.7	42.0	1,948.8	29.7
Balance at end of period at original discount rate	24,891.9	5,210.8	23,011.0	5,458.4
Effect of changes in discount rate assumptions at end of period	(1,036.1)	(296.7)	(1,799.6)	(439.0)
Future policy benefits	23,855.8	4,914.1	21,211.4	5,019.4
Reinsurance impact	—	(4,869.1)	—	(5,002.7)
Future policy benefits after reinsurance	$23,855.8	$45.0	$21,211.4	$16.7

Weighted-average duration for future policy benefits (years) (1)	8.5	7.9	8.5	7.9
(1)	Represents the average of the cohort-level duration of the benefit cash flows weighted by the reserve balance for each cohort.

Upper-medium grade fixed-income instrument yields decreased during the year ended December 31, 2023, resulting in an increase to the LFPB of $763.5 million for Pension risk transfer and $142.3 million for Individual fixed income annuities.

Upper-medium grade fixed-income instrument yields increased during the year ended December 31, 2022, resulting in a decrease to the LFPB of $5,186.1 million for Pension risk transfer and $1,251.6 million for Individual fixed income annuities.

See “Interest Accretion and Current Discount Rates” for further details.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

10. Future Policy Benefits and Claims – (continued)

Principal Asset Management – Principal International

The balances and the changes in the present value for expected future policy benefits for Latin America – Individual fixed income annuities were as follows:

	For the year ended	For the year ended
	December 31, 2023	December 31, 2022

	($ in millions)
Present value of expected future policy benefit payments
Balance at beginning of period	$5,042.3	$4,336.8
Effect of changes in discount rate assumptions at beginning of period	(754.6)	(478.5)
Balance at beginning of period at original discount rate	4,287.7	3,858.3
Effect of actual variances from expected experience	0.9	(4.7)
Adjusted beginning of period balance at original discount rate	4,288.6	3,853.6
Interest accrual (1)	385.8	662.0
Benefit payments	(355.9)	(325.8)
Issuances	30.0	86.4
Foreign currency translation adjustment	(106.6)	11.5
Balance at end of period at original discount rate	4,241.9	4,287.7
Effect of changes in discount rate assumptions at end of period	351.8	754.6
Future policy benefits	$4,593.7	$5,042.3

Weighted-average duration for future policy benefits (years) (2)	9.9	10.9
(1)	Includes inflation adjustments.
(2)	Represents the average of the cohort-level duration of the benefit cash flows weighted by the reserve balance for each cohort.

Upper-medium grade fixed-income instrument yields impacting Latin America increased during the year ended December 31, 2023, resulting in a decrease to the LFPB of $402.8 million.

Upper-medium grade fixed-income instrument yields impacting Latin America decreased during the year ended December 31, 2022, resulting in an increase to the LFPB of $276.1 million.

See “Interest Accretion and Current Discount Rates” for further details.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

10. Future Policy Benefits and Claims – (continued)

Benefits and Protection

The balances and the changes in the present value for expected net premiums and expected future policy benefits were as follows:

	For the year ended		For the year ended
	December 31, 2023		December 31, 2022
	Specialty	Life	Specialty	Life
	Benefits	Insurance	Benefits	Insurance
	Individual		Individual
	disability	Term life	disability	Term life

	($ in millions)
Present value of expected net premiums
Balance at beginning of period	$2,341.8	$3,423.2	$3,149.9	$4,193.7
Effect of changes in discount rate assumptions at beginning of period	395.2	196.0	(198.9)	(690.1)
Balance at beginning of period at original discount rate	2,737.0	3,619.2	2,951.0	3,503.6
Effect of changes in cash flow assumptions	(37.6)	143.5	(413.1)	—
Effect of actual variances from expected experience	244.3	103.3	235.9	128.6
Adjusted beginning of period balance at original discount rate	2,943.7	3,866.0	2,773.8	3,632.2
Interest accrual	95.6	171.9	95.2	162.9
Net premiums collected	(273.4)	(359.8)	(276.5)	(346.6)
Issuances	100.1	215.7	144.5	170.7
Balance at end of period at original discount rate	2,866.0	3,893.8	2,737.0	3,619.2
Effect of changes in discount rate assumptions at end of period	(313.7)	(100.1)	(395.2)	(196.0)
Balance at end of period	$2,552.3	$3,793.7	$2,341.8	$3,423.2

Present value of expected future policy benefit payments
Balance at beginning of period	$4,040.6	$4,332.2	$5,648.3	$5,311.3
Effect of changes in discount rate assumptions at beginning of period	1,021.4	251.6	(501.0)	(913.9)
Balance at beginning of period at original discount rate	5,062.0	4,583.8	5,147.3	4,397.4
Effect of changes in cash flow assumptions	(51.5)	181.8	(476.3)	—
Effect of actual variances from expected experience	260.8	116.8	240.0	139.0
Adjusted beginning of period balance at original discount rate	5,271.3	4,882.4	4,911.0	4,536.4
Interest accrual	190.1	220.1	185.4	206.8
Benefit payments	(210.0)	(330.4)	(183.7)	(340.6)
Issuances	102.8	232.0	149.3	181.2
Balance at end of period at original discount rate	5,354.2	5,004.1	5,062.0	4,583.8
Effect of changes in discount rate assumptions at end of period	(903.5)	(124.5)	(1,021.4)	(251.6)
Balance at end of period	$4,450.7	$4,879.6	$4,040.6	$4,332.2

Future policy benefits (1)	$1,898.4	$1,085.9	$1,698.8	$909.0
Reinsurance impact	(421.6)	45.2	(386.8)	25.6
Future policy benefits after reinsurance	$1,476.8	$1,131.1	$1,312.0	$934.6

Weighted-average duration for future policy benefits (years) (2)	18.4	9.4	18.5	9.6
(1)	Represents the present value of expected future policy benefit payments less the present value of expected net premiums.
(2)	Represents the average of the cohort-level duration of the benefits less the net premium cash flows weighted by the reserve balance for each cohort.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

10. Future Policy Benefits and Claims – (continued)

Upper-medium grade fixed-income instrument yields decreased during the year ended December 31, 2023, resulting in an increase to the LFPB of $36.4 million for Individual disability and $31.2 million for Term life.

Upper-medium grade fixed-income instrument yields increased during the year ended December 31, 2022, resulting in a decrease to the LFPB of $928.3 million for Individual disability and $279.4 million for Term life.

See “Interest Accretion and Current Discount Rates” for further details.

We updated our actuarial assumptions during the third quarter of 2023, resulting in a $13.9 million decrease in the LFPB and a $10.2 million increase to income before taxes, net of reinsurance, for Individual disability. This was primarily due to favorable updates to claim incidence rates. The updates also resulted in a $38.3 million increase in the LFPB and a $25.4 million decrease to income before taxes, net of reinsurance, for Term life. This was primarily due to unfavorable updates to mortality assumptions.

We updated our actuarial assumptions during the third quarter of 2022, resulting in a $63.2 million decrease in the LFPB and a $52.4 million increase to income before taxes, net of reinsurance, for Individual disability. This was primarily due to favorable updates to claim experience assumptions.

Additional Liability for Certain Benefit Features

The LFPB also includes an additional reserve on certain universal life contracts where benefit features result in gains in early years followed by losses in later years. The liability for these future losses is accrued in relation to estimated contract assessments. A premium deficiency exists if the net liabilities together with future premiums are determined to be insufficient to provide for expected future policy benefits. Premium deficiency testing considers, among other factors, anticipated investment income and does not include a provision for adverse deviation. We did not have a premium deficiency reserve as of December 31, 2023 or December 31, 2022.

The balances and the changes in the additional liability for certain benefits features for Life Insurance – Universal life contracts, excluding the impact of unrealized gains (losses), were as follows:

	For the year ended	For the year ended
	December 31, 2023	December 31, 2022

	($ in millions)
Balance at beginning of period	$4,095.2	$3,814.2
Effect of changes in cash flow assumptions	725.4	(6.0)
Effect of actual variances from expected experience	45.2	54.9
Interest accrual	209.2	171.2
Net assessments collected	378.1	320.3
Benefit payments	(126.6)	(91.9)
Other (1)	—	(167.5)
Balance at end of period	5,326.5	4,095.2
Reinsurance impact	(5,306.2)	(4,091.4)
Balance at end of period after reinsurance	$20.3	$3.8

Weighted-average duration for additional liability (years) (2)	26.2	27.6
(1)	Reflects the impact of re-cohorting in 2022 as a result of our decision to manage the ULSG business separately from our other UL business following the Strategic Review.
(2)	Represents the average of the cohort-level duration of the benefits less the net assessment cash flows weighted by the reserve balance for each cohort.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

10. Future Policy Benefits and Claims – (continued)

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

Corporate

The balances and the changes in the present value for expected net premiums and expected future policy benefits for long-term care insurance were as follows:

	For the year ended	For the year ended
	December 31, 2023	December 31, 2022

	($ in millions)
Present value of expected net premiums
Balance at beginning of period	$64.6	$62.8
Effect of changes in discount rate assumptions at beginning of period	(3.6)	(14.0)
Balance at beginning of period at original discount rate	61.0	48.8
Effect of changes in cash flow assumptions	(13.3)	10.0
Effect of actual variances from expected experience	(5.7)	4.1
Adjusted beginning of period balance at original discount rate	42.0	62.9
Interest accrual	2.9	3.3
Net premiums collected	(5.1)	(5.2)
Balance at end of period at original discount rate	39.8	61.0
Effect of changes in discount rate assumptions at end of period	3.0	3.6
Balance at end of period	$42.8	$64.6

Present value of expected future policy benefit payments
Balance at beginning of period	$248.1	$297.5
Effect of changes in discount rate assumptions at beginning of period	(18.9)	(89.5)
Balance at beginning of period at original discount rate	229.2	208.0
Effect of changes in cash flow assumptions	(40.5)	17.2
Effect of actual variances from expected experience	2.5	3.7
Adjusted beginning of period balance at original discount rate	191.2	228.9
Interest accrual	12.5	13.1
Benefit payments	(14.2)	(12.8)
Balance at end of period at original discount rate	189.5	229.2
Effect of changes in discount rate assumptions at end of period	20.0	18.9
Balance at end of period	$209.5	$248.1

Future policy benefits (1)	$166.7	$183.5
Reinsurance impact	(166.7)	(183.5)
Future policy benefits after reinsurance	$—	$—

Weighted-average duration for future policy benefits (years) (2)	10.4	11.8
(1)	Represents the present value of expected future policy benefit payments less the present value of expected net premiums.
(2)	Represents the average of cohort-level duration of the benefits less the net premium cash flows weighted by the reserve balance for each cohort.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

10. Future Policy Benefits and Claims – (continued)

Upper-medium grade fixed-income instrument yields decreased during the year ended December 31, 2023, resulting in an increase to the LFPB of $1.7 million.

Upper-medium grade fixed-income instrument yields increased during the year ended December 31, 2022, resulting in a decrease to the LFPB of $60.2 million.

See “Interest Accretion and Current Discount Rates” for further details.

Expected Future Gross Premiums and Benefit Payments

The amounts of expected undiscounted future benefit payments, expected undiscounted future gross premiums and expected discounted future gross premiums, utilizing the current upper-medium fixed-income instrument yield, were as follows:

	December 31, 2023	December 31, 2022

	(in millions)
Retirement and Income Solutions:
Pension risk transfer
Expected undiscounted future benefit payments	$36,325.5	$33,691.4

Individual fixed income annuities
Expected undiscounted future benefit payments	$7,292.0	$7,716.6

Principal Asset Management – Principal International:
Latin America:
Individual fixed income annuities
Expected undiscounted future benefit payments	$6,296.0	$6,449.9

Benefits and Protection – Specialty Benefits:
Individual disability
Expected discounted future gross premiums	$5,456.4	$5,140.9
Expected undiscounted future gross premiums	$8,264.8	$7,978.7
Expected undiscounted future benefit payments	$8,981.2	$8,473.9

Benefits and Protection – Life Insurance:
Term life
Expected discounted future gross premiums	$6,385.1	$6,104.6
Expected undiscounted future gross premiums	$10,287.2	$10,146.3
Expected undiscounted future benefit payments	$7,832.3	$7,202.5

Corporate:
Long-term care insurance
Expected discounted future gross premiums	$42.8	$64.6
Expected undiscounted future gross premiums	$60.3	$96.5
Expected undiscounted future benefit payments	$371.0	$483.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

10. Future Policy Benefits and Claims – (continued)

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

	Interest accretion rate		Current discount rate
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Retirement and Income Solutions:
Pension risk transfer	4.52%	4.38%	4.99%	5.31%
Individual fixed income annuities	4.22%	4.22%	4.97%	5.30%
Principal Asset Management – Principal
International (1):
Latin America:
Individual fixed income annuities	4.22%	4.24%	3.23%	2.43%
Benefits and Protection:
Specialty Benefits:
Individual disability	3.96%	4.03%	5.05%	5.36%
Life Insurance:
Universal life	4.75%	4.73%	See note (2)	See note (2)
Term life	4.83%	4.89%	4.90%	5.22%
Corporate:
Long-term care insurance	6.16%	6.16%	5.01%	5.34%
(1)	The interest accretion rate and current discount rate are Chilean real rates, excluding inflation, in the local currency.
(2)

The additional liability for certain benefit features for Life Insurance – Universal life is measured using the discount rate at contract inception. Therefore, the current discount rate is not applicable for this product.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

11. Market Risk Benefits

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

11. Market Risk Benefits – (continued)

The following tables summarize disaggregated MRB amounts in an asset and liability position reported in the consolidated statements of financial position.

	December 31, 2023			December 31, 2022
			Net asset			Net asset
	Asset	Liability	(liability)	Asset	Liability	(liability)

	(in millions)
Retirement and Income Solutions:
Individual variable annuities	$153.4	$111.9	$41.5	$109.2	$181.4	$(72.2)
Principal Asset Management – Principal International:
Asia:
Guaranteed pension	—	21.3	(21.3)	—	26.0	(26.0)
Total MRB per consolidated statements of financial position	$153.4	$133.2	$20.2	$109.2	$207.4	$(98.2)

Retirement and Income Solutions

The net asset (liability) balances and the changes in the valuation of the MRBs for Individual variable annuities were as follows:

	For the year ended	For the year ended
	December 31, 2023	December 31, 2022

	($ in millions)
Balance at beginning of period	$(72.2)	$(494.7)
Effect of changes in nonperformance risk at beginning of period	(31.7)	109.5
Adjusted balance at beginning of period	(103.9)	(385.2)
Effect of:
Interest accrual and expected policyholder behavior	(80.9)	(90.1)
Benefit payments	0.4	1.3
Changes in interest rates	39.9	539.1
Changes in equity markets	155.1	(112.4)
Changes in equity index volatility	47.9	(50.2)
Actual policyholder behavior different from expected behavior	(4.0)	1.5
Changes in future expected policyholder behavior	—	(6.1)
Changes in other future expected assumptions	(5.3)	(1.8)
Adjusted balance at end of period	49.2	(103.9)
Effect of changes in nonperformance risk at end of period	(7.7)	31.7
Balance at end of period	$41.5	$(72.2)

Weighted-average attained age of policyholders (years) (1)	67.7	67.4
Net amount at risk (2)	$111.2	$415.5
(1)	The weighted-average attained age is calculated at the contract level using the total contributions since inception and the age of the contractholders.
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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

11. Market Risk Benefits – (continued)

Significant changes to inputs and assumptions that impacted the change in the MRB fair value measurement shown above were as follows:

	For the year ended		For the year ended
	December 31, 2023		December 31, 2022
		Change in net		Change in net
	Change in input	MRB asset (liability)	Change in input	MRB asset (liability)
Long-term interest rate	Increased	Favorable	Increased	Favorable
Equity markets	Increased	Favorable	Decreased	Unfavorable
Equity market volatilities	Decreased	Favorable	Increased	Unfavorable
Own nonperformance risk	Decreased	Unfavorable	Increased	Favorable

See “Unobservable Inputs for Fair Value Measurement” for additional details on the inputs.

Principal Asset Management – Principal International

The net asset (liability) balances and the changes in the valuation of the MRBs for Asia – Guaranteed pension were as follows:

	For the year ended	For the year ended
	December 31, 2023	December 31, 2022

	($ in millions)
Balance at beginning of period	$(26.0)	$(35.1)
Effect of changes in nonperformance risk at beginning of period	1.2	4.3
Adjusted balance at beginning of period	(24.8)	(30.8)
Effect of:
Interest accrual and expected policyholder behavior	(10.1)	(7.1)
Benefit payments	13.8	9.5
Changes in interest rates	1.2	3.9
Changes in equity markets	0.2	(1.0)
Actual policyholder behavior different from expected behavior	(0.6)	0.7
Adjusted balance at end of period	(20.3)	(24.8)
Effect of changes in nonperformance risk at end of period	(1.0)	(1.2)
Balance at end of period	$(21.3)	$(26.0)

Weighted-average attained age of policyholders (years) (1)	54.0	50.0
Net amount at risk (2)	$25.1	$91.0
(1)	The weighted-average attained age is calculated at the contract level using the guarantee amounts and the age of the underlying members of the contracts.
(2)	The net amount at risk for the minimum guarantee on withdrawal is defined as the current guaranteed balance in excess of the current account balance.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

11. Market Risk Benefits – (continued)

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

	December 31, 2023		December 31, 2022
		Weighted-		Weighted-
	Range of inputs	Average	Range of inputs	Average
Retirement and Income Solutions:
Individual variable annuities
Long-term interest rate (1)	4.00 - 4.20%	4.10%	3.97 - 4.12%	4.04%
Long-term equity market volatility	18.00 - 33.00%	22.00%	18.10 - 34.15%	22.07%
Nonperformance risk	0.80 - 1.60%	1.30%	0.90 - 1.96%	1.65%
Lapse rate	1.10 - 55.00%	5.90%	1.25 - 24.75%	5.76%
Principal Asset Management – Principal International:
Asia:
Guaranteed pension
Long-term interest rate (1)	4.54 - 4.70%	4.61%	3.80 - 3.98%	3.88%
Long-term equity market volatility	16.39 - 23.75%	19.64%	18.06 - 25.16%	20.69%
Nonperformance risk	0.90 - 1.77%	1.51%	0.90 - 1.98%	1.68%
Lapse rate	4.95 - 19.35%	16.80%	4.95 - 19.35%	13.40%
(1)

Represents the range of rate curves used in the valuation analysis that we have determined market participants would use when pricing the instrument. The rate curves are derived from an interpolation between various observable swap rates.

12. Reinsurance

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

We are contingently liable with respect to reinsurance ceded to other companies in the event the reinsurer is unable to meet the obligations it has assumed. As of December 31, 2023 and 2022, we had $14,533.1 million and $13,541.5 million of reinsurance recoverable assets, respectively, included in reinsurance recoverable and deposit receivable on the consolidated statements of financial position, which does not reflect potentially offsetting impacts of collateral. As of December 31, 2023 and 2022, we had $45.2 million and $39.4 million of reinsurance recoverable liabilities, respectively, included in future policy benefits and claims on the consolidated statements of financial condition. As of December 31, 2023 and 2022, $14,404.5 million, or 99%, and $12,953.1 million, or 98%, were with our five largest ceded reinsurers, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

12. Reinsurance – (continued)

The effects of reinsurance on premiums and other considerations and policy and contract benefits were as follows:

	For the year ended December 31,
	2023	2022	2021

	(in millions)
Premiums and other considerations:
Direct	$6,962.2	$5,796.1	$5,492.1
Ceded	(491.3)	(456.4)	(650.6)
Net premiums and other considerations	$6,470.9	$5,339.7	$4,841.5

Benefits, claims and settlement expenses:
Direct	$9,365.4	$8,103.6	$7,833.4
Ceded	(1,577.2)	(1,472.3)	(575.2)
Net benefits, claims and settlement expenses	$7,788.2	$6,631.3	$7,258.2
Liability for future policy benefits remeasurement gain:
Direct	$737.4	$(179.5)	$(6.4)
Ceded	(789.0)	(85.0)	2.0
Net liability for future policy benefits remeasurement gain	$(51.6)	$(264.5)	$(4.4)

As of December 31, 2023 and December 31, 2022, we had a $6,078.6 million and $7,901.0 reinsurance deposit receivable, respectively.

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

	December 31, 2023	December 31, 2022

	(in millions)
Cost of reinsurance asset	$3,275.5	$3,339.1

Cost of reinsurance liability	$424.6	$479.8

Cost of reinsurance amortization, including the impact of remeasurement, of $17.7 million, $19.3 million and $23.0 million for the years ended December 31, 2023, 2022 and 2021, respectively, was reported in benefits, claims and settlement expenses and liability for future policy benefits remeasurement (gain) loss on the consolidated statements of operations.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

12. Reinsurance – (continued)

Funds Withheld

The following assets were held in support of our reserves associated with our coinsurance with funds withheld agreement and are reported in the line items shown on the consolidated statements of financial position.

	December 31, 2023	December 31, 2022

	(in millions)
Fixed maturities, available-for-sale	$15,587.5	$15,693.5
Fixed maturities, trading	316.8	100.8
Equity securities	0.3	11.0
Mortgage loans	2,385.9	2,810.8
Other investments	621.4	179.8
Cash and cash equivalents	818.4	1,762.9
Accrued interest income	187.0	178.7
Net other liabilities	(77.8)	(33.6)
Net assets	$19,839.5	$20,703.9

Certain assets are reported at amortized cost while the fair value of those assets is reflected in the funds withheld payable. As of December 31, 2023 and December 31, 2022, we had a $19,629.5 million and $20,436.1 million funds withheld payable, which was net of a $2,567.1 million and $3,652.8 million embedded derivative asset, respectively. The change in fair value of the embedded derivative was a gain (loss) of $(1,085.7) million, $3,652.8 million and $0.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Following are the components of net investment income on the funds withheld assets that were passed to Talcott Life & Annuity Re.

	For the year ended December 31,
	2023	2022

	(in millions)
Fixed maturities, available-for-sale	$856.9	$745.9
Fixed maturities, trading	11.9	2.0
Equity securities	0.2	0.6
Mortgage loans	119.0	98.4
Cash and cash equivalents	57.9	18.2
Other	64.0	4.8
Total	1,109.9	869.9
Investment expenses	23.7	20.5
Net investment income	$1,086.2	$849.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

12. Reinsurance – (continued)

Following are the components of net realized capital gains (losses) on the funds withheld assets that were passed to Talcott Life & Annuity Re.

	For the year ended December 31,
	2023	2022

	(in millions)
Fixed maturities, available-for-sale	$(229.7)	$(235.5)
Fixed maturities, trading	(0.1)	(6.4)
Equity securities	(1.2)	(2.4)
Mortgage loans	(34.1)	(24.8)
Derivatives	7.2	2.7
Other	—	3.3
Net realized capital losses	$(257.9)	$(263.1)

13. Debt

Short-Term Debt

The components of short-term debt were as follows:

			December 31, 2023
	Financing			Short-term debt
Obligor/Applicant	structure	Maturity	Capacity	outstanding

			(in millions)
Principal Life	Credit facility	October 2027	$800.0	$—
	Unsecured
Principal International Chile (1)	lines of credit		130.9	58.6
Other short-term borrowings	Uncollateralized debt		2.5	2.5
Total			$933.4	$61.1

			December 31, 2022
	Financing			Short-term debt
Obligor/Applicant	structure	Maturity	Capacity	outstanding

			(in millions)
Principal Life	Credit facility	October 2027	$800.0	$—
	Unsecured
Principal International Chile (1)	lines of credit		136.9	80.7
Total			$936.9	$80.7
(1)	The unsecured lines of credit can be used for repurchase agreements or other borrowings. Each line has a maturity of less than one year.

Our revolving credit facilities are committed and available for general corporate purposes. These credit facilities also provide 100% back-stop support for our commercial paper program, of which we had no outstanding balances as of December 31, 2023 and 2022. The weighted-average interest rate on short-term borrowings as of December 31, 2023 and 2022, was 15.6% and 6.0%, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

13. Debt – (continued)

Long-Term Debt

The components of long-term debt were as follows:

	December 31, 2023
	Principal	Net unamortized discount, premium and debt issuance costs	Carrying amount

	(in millions)
3.4% notes payable, due 2025	$400.0	$(0.7)	$399.3
3.1% notes payable, due 2026	350.0	(1.1)	348.9
3.7% notes payable, due 2029	500.0	(3.8)	496.2
2.125% notes payable, due 2030	600.0	(3.2)	596.8
5.375% notes payable, due 2033	400.0	(3.8)	396.2
6.05% notes payable, due 2036	505.6	(2.1)	503.5
4.625% notes payable, due 2042	300.0	(2.8)	297.2
4.35% notes payable, due 2043	300.0	(2.9)	297.1
4.3% notes payable, due 2046	300.0	(3.0)	297.0
5.5% notes payable, due 2053	300.0	(4.3)	295.7
Non-recourse mortgages and notes payable	3.1	(0.1)	3.0
Total long-term debt	$3,958.7	$(27.8)	$3,930.9

	December 31, 2022
	Principal	Net unamortized discount, premium and debt issuance costs	Carrying amount

	(in millions)
3.125% notes payable, due 2023	$300.0	$(0.1)	$299.9
3.4% notes payable, due 2025	400.0	(1.2)	398.8
3.1% notes payable, due 2026	350.0	(1.4)	348.6
3.7% notes payable, due 2029	500.0	(4.3)	495.7
2.125% notes payable, due 2030	600.0	(3.6)	596.4
6.05% notes payable, due 2036	505.6	(2.3)	503.3
4.625% notes payable, due 2042	300.0	(2.9)	297.1
4.35% notes payable, due 2043	300.0	(3.0)	297.0
4.3% notes payable, due 2046	300.0	(3.1)	296.9
Floating rate notes payable, due 2055	400.0	(4.5)	395.5
Non-recourse mortgages and notes payable	67.1	0.7	67.8
Total long-term debt	$4,022.7	$(25.7)	$3,997.0

Net discount, premium and issuance costs associated with issuing these notes are amortized to expense over the respective terms using the interest method.

On March 8, 2023, we issued $700.0 million of senior notes. We issued a $400.0 million series of notes that bear interest at 5.375% and will mature in 2033 and a $300.0 million series of notes that bear interest at 5.5% and will mature in 2053. Interest on the notes is payable semi-annually on March 15 and September 15 each year, beginning on September 15, 2023. The proceeds from these notes were used to redeem our floating rate notes payable due in 2055 and to repay at maturity our 3.125% notes payable due in 2023. We incurred a one-time cost to extinguish this debt before the scheduled maturity date, which was recorded in operating expenses on the consolidated statements of operations.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

13. Debt – (continued)

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

On May 7, 2015, we issued $400.0 million of junior subordinated notes, which were subordinated to all our senior debt. The notes became callable in 2020 and had a maturity date in 2055. The notes initially bore a fixed rate of interest at 4.7% and converted to a floating rate at the date the notes became callable. Interest on the notes was payable semi-annually on May 15 and November 15 each year. After the call date the notes bore interest at 3-month LIBOR plus 3.044%, reset quarterly and payable in arrears in February, May, August and November each year. We had the right to defer interest payments on the junior subordinated notes for up to 5 years without resulting in a default, during which time interest will be compounded. The junior subordinated notes were repaid following our March 2023 debt issuance. In addition, on May 7, 2015, we issued $400.0 million of senior notes. The notes bear interest at 3.4% and will mature in 2025. Interest on the notes is payable semi-annually on May 15 and November 15 each year, beginning on November 15, 2015. The proceeds from both the junior subordinated notes and the senior notes were used to redeem preferred stock, with the remainder available for general corporate purposes.

On November 16, 2012, we issued $900.0 million of senior notes. We issued a $300.0 million series of notes that bore interest at 1.85% and were to mature in 2017. These notes were repaid following our November 2016 debt issuance. We issued a $300.0 million series of notes that bore interest at 3.125% and matured in 2023 and a $300.0 million series of notes that bear interest at 4.35% and will mature in 2043. Interest on the notes is payable semi-annually on May 15 and November 15 each year, beginning on May 15, 2013. The proceeds were used to fund our acquisition of Cuprum.

On September 5, 2012, we issued a $300.0 million series of senior notes that bear interest at 4.625% and will mature in 2042. Interest on the notes is payable semi-annually on March 15 and September 15 each year, beginning on March 15, 2013. The proceeds were used for the repayment of the $400.0 million aggregate principal amount of notes due in 2014 and to partially fund our acquisition of Cuprum.

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

The non-recourse mortgages and notes payable are primarily financings for real estate developments. As of December 31, 2023, the development had an outstanding principal balance of $3.0 million with an interest rate of 4.0%. As of December 31, 2022, outstanding principal balances ranged from $3.0 million to $15.9 million per development with interest rates ranging from 3.5% to 4.8%. Outstanding debt is secured by the underlying real estate properties, which were reported as real estate on our consolidated statements of financial position with a carrying value of $321.7 million and $317.6 million as of December 31, 2023 and 2022, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

13. Debt – (continued)

As of December 31, 2023, future annual maturities of long-term debt were as follows (in millions):

Year ending December 31:
2024	$0.1
2025	399.3
2026	349.9
2027	1.0
2028	1.0
Thereafter	3,179.6
Total future maturities of long-term debt	$3,930.9

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

14. Income Taxes

Income Taxes (Benefits)

Our income taxes (benefits) were as follows:

	For the year ended December 31,
	2023	2022	2021

	(in millions)
Current income taxes (benefits):
U.S. federal	$81.5	$(56.3)	$110.3
State	20.1	20.7	19.4
Foreign	38.8	53.1	38.0
Tax benefit of operating loss carryforward	(14.5)	(9.5)	(1.2)
Total current income taxes	125.9	8.0	166.5
Deferred income taxes (benefits):
U.S. federal	(63.2)	1,189.7	118.0
State	0.1	8.0	16.6
Foreign	5.9	(16.2)	(17.2)
Total deferred income taxes (benefits)	(57.2)	1,181.5	117.4
Income taxes	$68.7	$1,189.5	$283.9

Our income before income taxes was as follows:

	For the year ended December 31,
	2023	2022	2021

	(in millions)
Domestic	$412.8	$5,766.1	$1,715.2
Foreign	326.0	220.9	195.7
Total income before income taxes	$738.8	$5,987.0	$1,910.9

Effective Income Tax Rate

Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate was as follows:

	For the year ended December 31,
	2023	2022	2021
U.S. corporate income tax rate	21%	21%	21%
Dividends received deduction	(10)	(1)	(4)
Tax credits	(8)	(1)	(2)
Impact of equity method presentation	(4)	—	(1)
Interest exclusion from taxable income	(3)	—	(1)
Foreign currency inflation	(1)	—	—
Impact of noncontrolling interest presentation	(1)	—	—
Global Intangible Low-Taxed Income	7	1	1
Low income housing tax credit amortization	5	—	—
State income taxes	2	—	2
Valuation allowance	1	—	—
Other	—	—	(1)
Effective income tax rate	9%	20%	15%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

14. Income Taxes – (continued)

Unrecognized Tax Benefits

Our changes in unrecognized tax benefits were as follows:

	For the year ended December 31,
	2023	2022	2021

	(in millions)
Balance at beginning of period	$42.2	$45.5	$46.9
Additions based on tax positions related to the current year	0.3	—	1.8
Reductions for tax positions related to the current year	(3.2)	(3.3)	(3.2)
Balance at end of period (1)	$39.3	$42.2	$45.5
(1)	If recognized, $1.6 million of the amount of unrecognized tax benefits would reduce our 2023 effective income tax rate. We recognize interest and penalties related to uncertain tax positions in operating expenses within the consolidated statements of operations.

As of December 31, 2023 and 2022, we had recognized $1.8 million and $1.4 million of accumulated pre-tax interest and penalties related to unrecognized tax benefits, respectively. We do not believe there is a reasonable possibility the total amount of the unrecognized tax benefits will significantly increase or decrease in the next twelve months considering recent settlements and the status of current and pending Internal Revenue Service (“IRS”) examinations.

Net Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our significant components of net deferred income taxes were as follows:

	December 31,
	2023	2022

	(in millions)
Deferred income tax assets:
Net operating and capital loss carryforwards	$123.0	$86.1
Tax credit carryforwards	64.2	65.8
Net unrealized losses on available-for-sale securities	1,092.9	1,572.3
Employee benefits	315.4	305.3
Gross deferred income tax assets	1,595.5	2,029.5
Valuation allowance	(58.8)	(42.9)
Total deferred income tax assets	1,536.7	1,986.6
Deferred income tax liabilities:
Deferred acquisition costs	(679.2)	(639.6)
Investments, including derivatives	(240.9)	(224.7)
Funds withheld embedded derivative	(575.5)	(767.1)
Real estate	(136.7)	(141.0)
Intangible assets	(384.2)	(386.9)
Insurance liabilities	(886.1)	(814.3)
Other deferred income tax liabilities	(6.3)	(30.3)
Total deferred income tax liabilities	(2,908.9)	(3,003.9)
Total net deferred income tax liabilities	$(1,372.2)	$(1,017.3)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

14. Income Taxes – (continued)

Our net deferred income taxes by jurisdiction were as follows:

	December 31,
	2023	2022

	(in millions)
Deferred income tax assets:
State	$77.9	$83.1
Foreign	163.2	223.8
Net deferred income tax assets	241.1	306.9
Deferred income tax liabilities:
U.S. federal	(1,312.9)	(1,051.0)
Foreign	(300.4)	(273.2)
Net deferred income tax liabilities	(1,613.3)	(1,324.2)
Total net deferred income tax liabilities	$(1,372.2)	$(1,017.3)

In management’s judgment, total deferred income tax assets are more likely than not to be realized. Included in the deferred income tax asset are federal net operating loss, capital loss and tax credit carryforwards available to offset future taxable income or income taxes. These carryforwards are primarily attributable to a reinsurance transaction that occurred during 2022. As of December 31, 2023 and 2022, we had net operating loss and capital loss carryforwards for U.S. federal income tax purposes of $155.2 million and $66.1 million, respectively, which may be carried forward indefinitely. In addition, as of December 31, 2023 and 2022, we had federal tax credit carryforwards of $64.2 million and $65.8 million, respectively. The federal tax credit carryforwards, if unused, will expire in 2042. As of December 31, 2023, these carryforwards are anticipated to be utilized before expiration; therefore, no valuation allowance has been provided for the related deferred income tax asset.

As of December 31, 2023 and 2022, state net operating loss carryforwards were $312.3 million and $250.0 million, respectively, and will expire between 2032 and 2040. As of December 31, 2023 and 2022, foreign net operating loss carryforwards were $257.3 million and $229.5 million, respectively, with some expiring in 2022 while others never expire. We maintain valuation allowances by jurisdiction against the deferred income tax assets related to some of these carryforwards and other items, as utilization of these income tax benefits fail the more likely than not criteria in certain jurisdictions. As of December 31, 2023 and 2022, valuation allowances of $58.8 million and $42.9 million, respectively, had been recorded against the income tax benefits associated primarily with foreign net operating loss carryforwards and net unrealized capital losses on benefit plan trusts. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of the deferred income tax assets that are more likely than not to be realized.

Deferred tax liabilities are recognized for taxes payable on the unremitted earnings from foreign operations of our subsidiaries, except where it is our intention to indefinitely reinvest a portion or all of these undistributed earnings. As of December 31, 2023 and 2022, any applicable taxes that would be due upon repatriation were not provided on approximately $1,362.6 million and $1,089.0 million, respectively, of such accumulated but undistributed earnings from operations of foreign subsidiaries. We currently do not intend to repatriate these unremitted earnings because we have several liquidity options to fund our domestic operations and obligations. These options include investing and financing activities, such as issuing debt, as well as cash flow and dividends from domestic operations. As of December 31, 2023 and 2022, it was not practicable to determine the amount of the unrecognized deferred tax liability that would arise if foreign earnings were remitted, due to the complexity of our international holding company structure, and other significant tax attributes and varying state tax laws. Taxes on remittances would be limited to foreign currency gains or losses, foreign withholding taxes and state income taxes, which we would anticipate to be immaterial. As of December 31, 2023, deferred taxes were also not provided on the approximately $106.2 million of excess book carrying value over tax basis with respect to the original investment in our foreign subsidiaries. A tax liability will be recognized when we no longer plan to indefinitely reinvest a portion or all of these earnings or when we plan to sell a portion or all of our ownership interest.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

14. Income Taxes – (continued)

Effects of Tax Legislation

The Inflation Reduction Act of 2022 (“IRA 2022”) was enacted by the U.S. government on August 16, 2022. The IRA 2022 implements a new corporate alternative minimum tax (“CAMT”) effective January 1, 2023. We are an “Applicable Corporation,” which requires computation of the U.S. federal income tax liability under two systems, the U.S. regular corporate tax (“RCT”) and the CAMT. Although the CAMT may apply in any given year when tentative minimum tax (“TMT”) exceeds the RCT liability, as a “prepayment” the CAMT generates a corresponding alternative minimum tax credit (“AMTC”). The AMTC is accounted for as a deferred tax asset (“DTA”) with an indefinite carryover life recoverable in years when the RCT liability exceeds TMT.

The tax accounting consequences of a change in tax law is required to be recognized in the period legislation is enacted. Generally, a company is also required to consider the impact of new tax law on realizability of its DTAs, including determination of whether a change to its valuation allowance amounts is necessary. We made an accounting policy election to disregard our CAMT status when evaluating DTAs under the RCT system associated with the IRA 2022.

Other Tax Information

Income tax returns are filed in U.S. federal jurisdiction as well as various states and foreign jurisdictions where we and one or more of our subsidiaries conduct business. Although determined by jurisdiction, with few exceptions our tax uncertainties relate primarily to U.S. federal income tax matters. The IRS has completed examination of our consolidated U.S. federal income tax returns for years prior to 2013 and did not exam 2013 and 2014. IRS claims for refund for tax years 2004 through 2008, following settlement of a partnership matter with the Department of Justice in March 2019, were finalized in 2020 and have been received in full as of December 31, 2021. IRS claims for refund filed for tax years 2006 through 2008 were received in September 2020. In 2019, an IRS 30-day letter on examination of tax years 2009 through 2012 was received, the proposed adjustments found acceptable, and associated tax settlements subsequently occurred in 2020 prior to expiration of the extended statute of limitations. As of December 31, 2023 and 2022, we had $223.8 million and $5.6 million, respectively, of current income tax payables associated with outstanding audit issues.

The U.S. federal statute of limitations has expired for years prior to 2015. The IRS is currently auditing our U.S. federal income tax returns for tax years 2015-2018 and 2019-2022. The statutes remain open through normal statute extensions. We do not expect the results of these audits, subsequent related adjustments or developments in other tax areas for all open tax years to significantly change the possible increase in the amount of unrecognized tax benefits, but the outcome of tax reviews is uncertain and unforeseen results can occur.

We believe we have adequate defenses against, or sufficient provisions for, contested issues, but final resolution could take several years depending on whether legal remedies are pursued. Consequently, we do not believe issues that might arise in tax years subsequent to 2014 will have a material impact on our net income.

15. Employee and Agent Benefits

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

December 31, 2023

15. Employee and Agent Benefits – (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

15. Employee and Agent Benefits – (continued)

Obligations and Funded Status

The plans’ combined funded status, reconciled to amounts recognized in the consolidated statements of financial position, was as follows:

			Other postretirement
	Pension benefits		benefits
	December 31,		December 31,
	2023	2022	2023	2022

	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$(3,209.4)	$(4,183.7)	$(71.0)	$(95.3)
Service cost	(55.6)	(78.4)	—	—
Interest cost	(160.1)	(112.8)	(3.4)	(2.3)
Actuarial gain (loss)	(119.7)	1,023.5	(2.9)	19.5
Participant contributions	—	—	(6.1)	(6.4)
Benefits paid	153.9	142.0	15.0	13.5
Benefit obligation at end of year	$(3,390.9)	$(3,209.4)	$(68.4)	$(71.0)

Change in plan assets
Fair value of plan assets at beginning of year	$2,726.3	$3,550.1	$94.4	$119.8
Actual return on plan assets	258.5	(754.3)	12.7	(20.0)
Employer contribution	78.7	72.5	1.6	1.7
Participant contributions	—	—	6.1	6.4
Benefits paid	(153.9)	(142.0)	(15.0)	(13.5)
Fair value of plan assets at end of year	$2,909.6	$2,726.3	$99.8	$94.4

Amount recognized in statement of financial position
Other assets	$—	$—	$31.4	$23.4
Other liabilities	(481.3)	(483.1)	—	—
Total	$(481.3)	$(483.1)	$31.4	$23.4

Amount recognized in accumulated other comprehensive (income) loss
Total net actuarial (gain) loss	$425.4	$442.0	$(24.4)	$(20.2)
Prior service benefit	(70.6)	(87.4)	(4.3)	(5.1)
Pre-tax accumulated other comprehensive (income) loss	$354.8	$354.6	$(28.7)	$(25.3)

The accumulated benefit obligation for all defined benefit pension plans was $3,390.9 million and $3,209.4 million as of December 31, 2023 and 2022, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

15. Employee and Agent Benefits – (continued)

Employer contributions to the pension plans include contributions made directly to the qualified pension plan assets and contributions from corporate assets to pay nonqualified pension benefits. Benefits paid from the pension plans include both qualified and nonqualified plan benefits. Nonqualified pension plan assets are not included as part of the asset balances presented in this footnote. The nonqualified pension plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The assets held in a Rabbi trust are available to satisfy the claims of general creditors only in the event of bankruptcy. Therefore, these assets are fully consolidated in our consolidated statements of financial position and are not reflected in our funded status as they do not qualify as plan assets under U.S. GAAP. The market value of assets held in these trusts was $342.2 million and $336.7 million as of December 31, 2023 and 2022, respectively.

Pension Plan Changes and Plan Gains/Losses

For the year ended December 31, 2023, the pension plans had an actuarial loss primarily due to a decrease in discount rate. For the year ended December 31, 2022, the pension plans had an actuarial gain primarily due to an increase in discount rate.

Other Postretirement Plan Changes and Plan Gains/Losses

For the year ended December 31, 2023, the other postretirement benefit plans had an actuarial loss primarily due to a decrease in the discount rates and actual medical claims costs being higher than previously expected. For the year ended December 31, 2022, the other postretirement benefit plans had an actuarial gain primarily due to an increase in the discount rates and actual medical claims costs being lower than previously expected.

Information for Pension Plans With an Accumulated Benefit Obligation in Excess of Plan Assets

For 2023 and 2022, both the qualified and nonqualified plans had accumulated benefit obligations in excess of plan assets. As noted previously, the nonqualified plans have assets that are deposited in trusts that fail to meet the U.S. GAAP requirements to be included in plan assets; however, these assets are included in our consolidated statements of financial position.

	December 31,
	2023	2022

	(in millions)
Projected benefit obligation	$3,390.9	$3,209.4
Accumulated benefit obligation	3,390.9	3,209.4
Fair value of plan assets	2,909.6	2,726.3

We did not have any other postretirement benefit plans with an accumulated postretirement benefit obligation in excess of plan assets.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

15. Employee and Agent Benefits – (continued)

Components of Net Periodic Benefit Cost

	Pension benefits			Other postretirement benefits

	For the year ended December 31,
	2023	2022	2021	2023	2022	2021

	(in millions)
Service cost	$55.6	$78.4	$83.2	$—	$—	$—
Interest cost	160.1	112.8	103.3	3.4	2.3	2.2
Expected return on plan assets	(163.2)	(178.9)	(182.7)	(4.6)	(4.9)	(4.8)
Amortization of prior service benefit	(16.8)	(16.8)	(16.8)	(0.8)	(1.1)	(1.1)
Recognized net actuarial (gain) loss	41.0	55.7	70.2	(1.0)	(1.1)	(0.5)
Net periodic benefit cost (income)	$76.7	$51.2	$57.2	$(3.0)	$(4.8)	$(4.2)

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

	Pension benefits		Other postretirement benefits

	For the year ended December 31,
	2023	2022	2023	2022

	(in millions)
Other changes recognized in accumulated other comprehensive (income) loss
Net actuarial (gain) loss	$24.4	$(90.3)	$(5.2)	$5.4
Amortization of gain (loss)	(41.0)	(55.7)	1.0	1.1
Amortization of prior service benefit	16.8	16.8	0.8	1.1
Total recognized in pre-tax accumulated other comprehensive (income) loss	$0.2	$(129.2)	$(3.4)	$7.6
Total recognized in net periodic benefit cost and pre-tax accumulated other comprehensive (income) loss	$76.9	$(78.0)	$(6.4)	$2.8

Net actuarial (gain) loss and net prior service cost benefit have been recognized in AOCI.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

15. Employee and Agent Benefits – (continued)

Assumptions

Weighted-average assumptions used to determine benefit obligations as disclosed under the Obligations and Funded Status section

	Pension benefits
	December 31,
	2023	2022
Discount rate	4.90%	5.10%
Interest crediting rate - cash balance benefit	5.00%	5.00%
Rate of compensation increase	4.56%	4.53%

	Other postretirement benefits
	December 31,
	2023	2022
Discount rate	4.80%	5.00%
Rate of compensation increase	N/A	N/A

Weighted average assumptions used to determine net periodic benefit cost

	Pension benefits
	For the year ended December 31,
	2023	2022	2021
Discount rate	5.10%	2.75%	2.50%
Expected long-term return on plan assets	6.20%	5.20%	5.55%
Interest crediting rate - cash balance benefit	5.00%	5.00%	5.00%
Rate of compensation increase:
Cash balance benefit	4.53%	4.59%	4.92%
Traditional benefit	N/A %	N/A %	2.96%

	Other postretirement benefits
	For the year ended December 31,
	2023	2022	2021
Discount rate	5.00%	2.50%	2.10%
Expected long-term return on plan assets	5.05%	4.25%	4.25%
Rate of compensation increase	N/A	N/A	N/A

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

15. Employee and Agent Benefits – (continued)

For other postretirement benefits, the discount rate is determined by projecting future benefit payments inherent in the accumulated postretirement benefit obligation and discounting those cash flows using a spot yield curve for high quality corporate bonds. The plans’ expected benefit payments are discounted to determine a present value using the yield curve and the discount rate is the level rate that produces the same present value. The 5.05% expected long-term return on plan assets for 2023 was based on the weighted average expected long-term asset returns for the plans. The expected long-term rates for the home office and agent pre-65 medical/life plans and post-65 medical plans were 5.2% and 4.6%, respectively.

Assumed Health Care Cost Trend Rates Used to Determine Net Periodic Benefit Cost

	December 31,
	2023	2022
Health care cost trend rate assumed for next year under age 65	7.50%	7.00%
Health care cost trend rate assumed for next year age 65 and over	6.50%	6.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate (under age 65)	2032	2031
Year that the rate reaches the ultimate trend rate (65 and older)	2031	2028

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

December 31, 2023

15. Employee and Agent Benefits – (continued)

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

Pension Plan Assets

The fair value of the qualified pension plan’s assets by asset category as of the most recent measurement date was as follows:

	December 31, 2023
	Assets	Amount	Fair value hierarchy level
	measured at	measured at
	fair value	net asset value	Level 1	Level 2	Level 3

	(in millions)
Asset category
Pooled separate account investments:
U.S. large cap equity portfolios (1)	$290.9	$—	$—	$290.9	$—
U.S. small/mid cap equity portfolios (2)	49.5	—	—	49.5	—
Balanced asset portfolios (3)	97.0	—	—	97.0	—
International equity portfolios (4)	141.8	—	—	141.8	—
Fixed income security portfolios (5)	27.9	—	—	27.9	—
Real estate investment portfolios (6)	204.1	—	—	204.1	—
Single client separate account investments:
Fixed income securities:
U.S. government and agencies	124.9	—	124.9	—	—
States and political subdivisions	27.0	—	—	27.0	—
Corporate	1,394.2	—	—	1,394.2	—
Pooled separate account investment (8)	497.9	—	—	497.9	—
Other (9)	54.4	—	—	54.4	—
Total	$2,909.6	$—	$124.9	$2,784.7	$—

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

15. Employee and Agent Benefits – (continued)

	December 31, 2022
	Assets	Amount	Fair value hierarchy level
	measured at	measured at
	fair value	net asset value	Level 1	Level 2	Level 3

	(in millions)
Asset category
Pooled separate account investments:
U.S. large cap equity portfolios (1)	$282.5	$—	$—	$282.5	$—
U.S. small/mid cap equity portfolios (2)	47.3	—	—	47.3	—
Balanced asset portfolios (3)	101.4	—	—	101.4	—
International equity portfolios (4)	143.9	—	—	143.9	—
Real estate investment portfolios (6)	238.4	—	—	238.4	—
Single client separate account investments:
Fixed income securities:
U.S. government and agencies	447.0	—	447.0	—	—
States and political subdivisions	25.0	—	—	25.0	—
Corporate	1,336.9	—	—	1,336.9	—
Commercial mortgage-backed securities	16.1	—	—	16.1	—
Other debt obligations	4.1	—	—	4.1	—
Hedge funds (7)	27.9	27.9	—	—	—
Pooled separate account investment (8)	43.7	—	—	43.7	—
Other (9)	12.1	—	—	12.1	—
Total	$2,726.3	$27.9	$447.0	$2,251.4	$—
(1)	The portfolios invest primarily in publicly traded equity securities of large U.S. companies.
(2)	The portfolios invest primarily in publicly traded equity securities of mid-sized and small U.S. companies.
(3)	The portfolios are a combination of underlying fixed income and equity investment options. These investment options may include balanced, asset allocation, target-date and target-risk investment options. Although typically lower risk than investment options that invest solely in equities, all investment options in this category have the potential to lose value.
(4)	The portfolios invest primarily in publicly traded equity securities of non-U.S. companies.
(5)	The portfolios invest primarily in fixed income securities, primarily of U.S. origin. These include, but are not limited to, corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities, U.S. Treasury securities, agency securities, asset-backed securities and collateralized mortgage obligations.
(6)	The portfolios invest primarily in U.S. commercial real estate properties through a separate account.
(7)	The hedge funds have varying investment strategies that also have a variety of redemption terms and conditions. We do not have unfunded commitments associated with these hedge funds.
(8)	The single client separate accounts invest in a money market pooled separate account.
(9)	Includes cash and net (payables)/receivables for the single client separate accounts.

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

December 31, 2023

15. Employee and Agent Benefits – (continued)

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

According to our investment policy, the target asset allocation for the qualified plan is:

Asset category	Target allocation
Fixed income security portfolios	25%	-	80%
Equity portfolios	5%	-	60%
Private investments	10%	-	20%

Other Postretirement Benefit Plan Assets

The fair value of the other postretirement benefit plans’ assets by asset category as of the most recent measurement date was as follows:

	December 31, 2023
	Assets	Fair value hierarchy level
	measured at
	fair value	Level 1	Level 2	Level 3

	(in millions)
Asset category
Cash and cash equivalents	$1.3	$1.3	$—	$—
Fixed income security portfolios (1)	47.9	47.9	—	—
U.S. equity portfolios (2)	36.7	36.7	—	—
International equity portfolios (3)	13.9	13.9	—	—
Total	$99.8	$99.8	$—	$—

	December 31, 2022
	Assets	Fair value hierarchy level
	measured at
	fair value	Level 1	Level 2	Level 3

	(in millions)
Asset category
Cash and cash equivalents	$0.6	$0.6	$—	$—
Fixed income security portfolios (1)	47.6	47.6	—	—
U.S. equity portfolios (2)	33.6	33.6	—	—
International equity portfolios (3)	12.6	12.6	—	—
Total	$94.4	$94.4	$—	$—
(1)	The portfolios invest in various fixed income securities, primarily of U.S. origin. These include, but are not limited to, corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities, U.S. Treasury securities, agency securities, asset-backed securities and collateralized mortgage obligations.
(2)	The portfolios invest primarily in publicly traded equity securities of large U.S. companies.
(3)	The portfolios invest primarily in publicly traded equity securities of non-U.S. companies.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

15. Employee and Agent Benefits – (continued)

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under ERISA and, generally, not greater than the maximum amount that can be deducted for U.S. federal income tax purposes. We do not anticipate contributions will be needed to satisfy the minimum funding requirements of ERISA for our qualified plan. We are unable to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2024 up to $75.0 million. This includes funding for both our qualified and nonqualified pension plans. While we designate assets to cover the computed liability of the nonqualified plan, the assets are not included as part of the asset balances presented in this footnote as they do not qualify as plan assets in accordance with U.S. GAAP. We may contribute to our other postretirement benefit plans in 2024 pending future analysis.

Estimated Future Benefit Payments

The estimated future benefit payments, which reflect expected future service, are:

		Other postretirement
		benefits (gross benefit
		payments, including
	Pension benefits	prescription drug benefits)

	(in millions)
Year ending December 31:
2024	$207.8	$13.0
2025	191.1	11.9
2026	204.2	10.6
2027	214.0	9.3
2028	218.9	8.5
2029-2033	1,212.7	33.8

The above table reflects the total estimated future benefits to be paid from the plan, including both our share of the benefit cost and the participants’ share of the cost, which is funded by their contributions to the plan.

The assumptions used in calculating the estimated future benefit payments are the same as those used to measure the benefit obligation for the year ended December 31, 2023.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

15. Employee and Agent Benefits – (continued)

Defined Benefit Pension Plans Supplemental Information

Certain key summary data is shown below separately for qualified and nonqualified plans.

	For the year ended December 31,
	2023			2022
	Qualified	Nonqualified		Qualified	Nonqualified
	Plan	Plan	Total	Plan	Plan	Total

	(in millions)
Amount recognized in statement of financial position
Other assets	$—	$—	$—	$—	$—	$—
Other liabilities	(58.3)	(423.0)	(481.3)	(70.7)	(412.4)	(483.1)
Total	$(58.3)	$(423.0)	$(481.3)	$(70.7)	$(412.4)	$(483.1)

Amount recognized in accumulated other comprehensive loss
Total net actuarial loss	$361.4	$64.0	$425.4	$390.7	$51.3	$442.0
Prior service benefit	(60.0)	(10.6)	(70.6)	(72.6)	(14.8)	(87.4)
Pre-tax accumulated other comprehensive loss	$301.4	$53.4	$354.8	$318.1	$36.5	$354.6

Components of net periodic benefit cost
Service cost	$51.6	$4.0	$55.6	$72.5	$5.9	$78.4
Interest cost	139.7	20.4	160.1	98.7	14.1	112.8
Expected return on plan assets	(163.2)	—	(163.2)	(178.9)	—	(178.9)
Amortization of prior service benefit	(12.6)	(4.2)	(16.8)	(12.6)	(4.2)	(16.8)
Recognized net actuarial loss	38.8	2.2	41.0	39.7	16.0	55.7
Net periodic benefit cost	$54.3	$22.4	$76.7	$19.4	$31.8	$51.2

Other changes recognized in accumulated other comprehensive (income) loss
Net actuarial (gain) loss	$9.5	$14.9	$24.4	$15.0	$(105.3)	$(90.3)
Amortization of net loss	(38.8)	(2.2)	(41.0)	(39.7)	(16.0)	(55.7)
Amortization of prior service benefit	12.6	4.2	16.8	12.6	4.2	16.8
Total recognized in pre-tax accumulated other comprehensive (income) loss	$(16.7)	$16.9	$0.2	$(12.1)	$(117.1)	$(129.2)
Total recognized in net periodic benefit cost and pre-tax accumulated other comprehensive (income) loss	$37.6	$39.3	$76.9	$7.3	$(85.3)	$(78.0)

Defined Contribution and Deferred Compensation Plans

In addition, we have defined contribution plans that are generally available to all U.S. employees and agents. Eligible participants could not contribute more than $22,500 of their compensation to the plans in 2023. Effective January 1, 2006, we made several changes to the retirement programs. In general, the pension and supplemental executive retirement plan benefit formulas were reduced and the 401(k) matching contribution was increased. Employees who were ages 47 or older with at least ten years of service on December 31, 2005, could elect to retain the prior benefit provisions and forgo receipt of the additional matching contributions. The employees who elected to retain the prior benefit provisions are referred to as “Grandfathered Choice Participants.” We match the Grandfathered Choice Participant’s contribution at a 50% contribution rate up to a maximum matching contribution of 3% of the participant’s compensation. For all other participants, we match the participant’s contributions at a 75% contribution rate up to a maximum matching contribution of 6% of the participant’s compensation. The defined contribution plans allow employees to choose among various investment options, including our common stock, which is available through our Employee Stock Ownership Plan (“ESOP”). We contributed $74.1 million, $70.3 million and $60.5 million in 2023, 2022 and 2021, respectively, to our qualified defined contribution plans.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

15. Employee and Agent Benefits – (continued)

The number of shares of our common stock allocated to participants in the ESOP was 1.7 million and 1.8 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the fair value of the ESOP, which includes earned and unearned common stock, was $135.6 million and $148.4 million, respectively. The ESOP’s total assets include our common stock and cash. The ESOP purchases our common stock on the open market. The number of shares of our common stock held within the ESOP is treated as outstanding in both our basic and diluted earnings per share calculations.

We also have nonqualified deferred compensation plans available to select employees and agents that allow them to defer compensation amounts in excess of limits imposed by U.S. federal tax law with respect to the qualified plans. For certain nonqualified deferred compensation plans that include an employer matching contribution, in 2023 we matched the Grandfathered Choice Participant’s deferral at a 50% match deferral rate up to a maximum matching deferral of 3% of the participant’s compensation. For all other participants in nonqualified deferred compensation plans that include an employer matching contribution, we matched the participant’s deferral at a 75% match deferral rate up to a maximum matching deferral of 6% of the participant’s compensation. We contributed $3.1 million, $3.9 million and $3.4 million in 2023, 2022 and 2021, respectively, to our nonqualified deferred compensation plans.

16. Contingencies, Guarantees, Indemnifications and Leases

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

While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe any such matter will have a material adverse effect on our business or financial position. To the extent such matters present a reasonably possible chance of loss, we are generally not able to estimate the possible loss or range of loss associated therewith. The outcome of such matters is always uncertain and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate as of December 31, 2023.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

16. Contingencies, Guarantees, Indemnifications and Leases – (continued)

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. The terms of these agreements range in duration and often are not explicitly defined. The maximum exposure under these agreements as of December 31, 2023, was approximately $86.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period. Furthermore, in connection with our contingent funding agreements, we are required to purchase any principal and interest strips of U.S. Treasury securities that are due and not paid from the associated unconsolidated trusts. The maximum exposure under these agreements as of December 31, 2023, was $750.0 million. See Note 13, Debt, for further details.

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

Guaranty Funds

Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. A state’s fund assesses its members based on their pro rata market share of written premiums in the state for the classes of insurance for which the insolvent insurer was engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. We accrue liabilities for guaranty fund assessments when an assessment is probable, can be reasonably estimated and when the event obligating us to pay has occurred. While we cannot predict the amount and timing of any future assessments, we have established reserves we believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings. As of December 31, 2023 and 2022, the liability balance for guaranty fund assessments, which is not discounted, was $21.9 million and $20.6 million, respectively, and was reported within other liabilities in the consolidated statements of financial position. As of December 31, 2023 and 2022, $11.0 million and $9.7 million, respectively, related to premium tax offsets were included in premiums due and other receivables in the consolidated statements of financial position.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

16. Contingencies, Guarantees, Indemnifications and Leases – (continued)

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

The lease assets and liabilities were as follows:

	December 31,
	2023	2022

	(in millions)
Assets
Operating lease assets (1)	$176.7	$194.7
Finance lease assets (1)	73.9	82.4
Total lease assets	$250.6	$277.1

Liabilities
Operating lease liabilities (2)	$175.6	$196.5
Finance lease liabilities (2)	74.8	83.0
Total lease liabilities	$250.4	$279.5
(1)	Operating and finance lease assets are primarily reported within property and equipment on the consolidated statements of financial position.
(2)	Operating and finance lease liabilities are reported within other liabilities on the consolidated statements of financial position.

The lease cost was as follows:

	For the year ended December 31,
	2023	2022	2021

	(in millions)
Finance lease cost (1):
Amortization of right-of-use assets	$32.9	$34.0	$30.5
Interest on lease liabilities	1.9	1.2	1.0
Operating lease cost (1)	56.1	61.6	66.6
Other lease cost (1) (2)	9.5	12.4	10.8
Sublease income (3)	(0.3)	(1.5)	(1.7)
Total lease cost	$100.1	$107.7	$107.2
(1)	Finance, operating and other lease costs are primarily included in operating expenses on the consolidated statements of operations.
(2)	Other lease cost primarily reflects variable and short-term lease costs.
(3)	Sublease income is included in fees and other revenues on the consolidated statements of operations.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

16. Contingencies, Guarantees, Indemnifications and Leases – (continued)

Payments for operating leases for the years ended December 31, 2023, 2022 and 2021, were $60.1 million, $58.3 million and $63.0 million, respectively. Payments for finance leases for the years ended December 31, 2023, 2022 and 2021, were $34.3 million, $35.1 million and $31.4 million, respectively. The following represents future payments due by period for lease obligations:

	Operating leases	Finance leases	Total

	(in millions)
For the twelve months ending December 31:
2024	$46.9	$31.1	$78.0
2025	41.1	23.4	64.5
2026	36.2	17.1	53.3
2027	30.4	7.5	37.9
2028	15.9	0.1	16.0
2029 and thereafter	26.3	—	26.3
Total lease payments	196.8	79.2	276.0
Less: interest	21.2	4.4	25.6
Present value of lease liabilities	$175.6	$74.8	$250.4

The weighted-average remaining lease term and weighted-average discount rates were as follows:

	For the year ended December 31,
	2023	2022	2021
Weighted-average remaining lease term (in years):
Operating leases	6.0	6.4	6.5
Finance leases	3.0	2.8	3.2

Weighted-average discount rate:
Operating leases	3.6%	3.6%	3.4%
Finance leases	3.5%	1.7%	1.0%

17. Stockholders’ Equity

Common Stock Dividends

	For the year ended December 31,
	2023	2022	2021
Dividends declared per common share	$2.60	$2.56	$2.44

Reconciliation of Outstanding Common Shares

	For the year ended December 31,
	2023	2022	2021
Beginning balance	243,549,782	261,673,076	273,258,808
Shares issued	2,469,841	4,937,910	3,034,920
Treasury stock acquired	(9,581,329)	(23,061,204)	(14,620,652)
Ending balance	236,438,294	243,549,782	261,673,076

In February 2020, our Board of Directors (“Board”) authorized a share repurchase program of up to $900.0 million of our outstanding common stock, which was completed in November 2021. In June 2021, our Board authorized a share repurchase program of up to $1.2 billion of our outstanding common stock, which was completed in August 2022. In January 2022, our Board authorized a $1.6 billion increase to the June 2021 share repurchase program authorization, which has no expiration date. In February 2024, our Board authorized a share repurchase program of up to $1.5 billion of our outstanding common stock, which has no expiration. Shares repurchased under these programs are accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders’ equity.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

17. Stockholders’ Equity – (continued)

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

Other Comprehensive Income (Loss)

	For the year ended December 31, 2023
	Pre-Tax	Tax	After-Tax

	(in millions)
Net unrealized gains on available-for-sale securities during the period	$1,986.8	$(419.8)	$1,567.0
Reclassification adjustment for losses included in net income (1)	351.1	(73.5)	277.6
Adjustments for assumed changes in amortization patterns	(2.6)	0.6	(2.0)
Adjustments for assumed changes in policyholder liabilities	0.7	(0.2)	0.5
Net unrealized gains on available-for-sale securities	2,336.0	(492.9)	1,843.1

Net unrealized losses on derivative instruments during the period	(44.9)	9.4	(35.5)
Reclassification adjustment for gains included in net income (2)	(7.4)	1.6	(5.8)
Adjustments for assumed changes in amortization patterns	(0.9)	0.2	(0.7)
Adjustments for assumed changes in policyholder liabilities	0.2	—	0.2
Net unrealized losses on derivative instruments	(53.0)	11.2	(41.8)

Liability for future policy benefits discount rate remeasurement loss (3)	(365.9)	53.2	(312.7)

Market risk benefit nonperformance risk loss (4)	(39.2)	8.3	(30.9)

Foreign currency translation adjustment during the period	68.0	5.1	73.1
Reclassification adjustment for losses included in net income (5)	0.6	—	0.6
Foreign currency translation adjustment	68.6	5.1	73.7

Unrecognized postretirement benefit obligation during the period	(19.3)	5.2	(14.1)
Amortization of amounts included in net periodic benefit cost (6)	22.4	(5.9)	16.5
Net unrecognized postretirement benefit obligation	3.1	(0.7)	2.4

Other comprehensive income	$1,949.6	$(415.8)	$1,533.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

17. Stockholders’ Equity – (continued)

	For the year ended December 31, 2022
	Pre-Tax	Tax	After-Tax

	(in millions)
Net unrealized losses on available-for-sale securities during the period	$(13,158.9)	$2,787.9	$(10,371.0)
Reclassification adjustment for losses included in net income (1)	398.9	(87.6)	311.3
Adjustments for assumed changes in amortization patterns	(3.7)	0.7	(3.0)
Adjustments for assumed changes in policyholder liabilities	273.2	(57.3)	215.9
Net unrealized losses on available-for-sale securities	(12,490.5)	2,643.7	(9,846.8)

Net unrealized losses on derivative instruments during the period	(1.4)	0.3	(1.1)
Reclassification adjustment for gains included in net income (2)	(28.0)	5.8	(22.2)
Adjustments for assumed changes in amortization patterns	(0.1)	—	(0.1)
Adjustments for assumed changes in policyholder liabilities	0.4	(0.1)	0.3
Net unrealized losses on derivative instruments	(29.1)	6.0	(23.1)

Liability for future policy benefits discount rate remeasurement gain (3)	6,030.4	(1,251.9)	4,778.5

Market risk benefit nonperformance risk gain (4)	144.3	(30.2)	114.1

Foreign currency translation adjustment	(26.9)	4.8	(22.1)

Unrecognized postretirement benefit obligation during the period	85.8	(22.3)	63.5
Amortization of amounts included in net periodic benefit cost (6)	36.7	(9.6)	27.1
Net unrecognized postretirement benefit obligation	122.5	(31.9)	90.6

Other comprehensive loss	$(6,249.3)	$1,340.5	$(4,908.8)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

17. Stockholders’ Equity – (continued)

	For the year ended December 31, 2021
	Pre-Tax	Tax	After-Tax

	(in millions)
Net unrealized losses on available-for-sale securities during the period	$(2,984.3)	$675.1	$(2,309.2)
Reclassification adjustment for losses included in net income (1)	19.4	(5.1)	14.3
Adjustments for assumed changes in amortization patterns	(0.1)	—	(0.1)
Adjustments for assumed changes in policyholder liabilities	266.9	(57.2)	209.7
Net unrealized losses on available-for-sale securities	(2,698.1)	612.8	(2,085.3)

Net unrealized gains on derivative instruments during the period	66.7	(14.0)	52.7
Reclassification adjustment for gains included in net income (2)	(25.5)	5.4	(20.1)
Adjustments for assumed changes in policyholder liabilities	1.2	(0.4)	0.8
Net unrealized gains on derivative instruments	42.4	(9.0)	33.4

Liability for future policy benefits discount rate remeasurement gain (3)	3,724.9	(885.2)	2,839.7

Market risk benefit nonperformance risk loss (4)	(0.6)	0.2	(0.4)

Foreign currency translation adjustment during the period	(259.6)	(5.6)	(265.2)
Reclassification adjustment for losses included in net income (5)	19.3	—	19.3
Foreign currency translation adjustment	(240.3)	(5.6)	(245.9)

Unrecognized postretirement benefit obligation during the period	106.5	(28.5)	78.0
Amortization of amounts included in net periodic benefit cost (6)	51.8	(14.0)	37.8
Net unrecognized postretirement benefit obligation	158.3	(42.5)	115.8

Other comprehensive income	$986.6	$(329.3)	$657.3
(1)	Pre-tax reclassification adjustments relating to available-for-sale securities are reported in net realized capital gains (losses) and net realized capital gains (losses) on funds withheld assets on the consolidated statements of operations.
(2)	See Note 5, Derivative Financial Instruments, under the caption “Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations” for further details.
(3)	Includes the discount rate remeasurement gain (loss) associated with the LFPB and the associated reinsurance recoverable. See Note 10, Future Policy Benefits and Claims, under the caption “Liability for Future Policy Benefits” for further details.
(4)	See Note 11, Market Risk Benefits, for further details.
(5)	Relates to the release of cumulative translation adjustment from the dissolution of foreign subsidiaries.
(6)	Amount is comprised of amortization of prior service cost (benefit) and recognized net actuarial (gain) loss, which is reported in operating expenses on the consolidated statements of operations. See Note 15, Employee and Agent Benefits, under the caption “Components of Net Periodic Benefit Cost” for further details.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

17. Stockholders’ Equity – (continued)

Accumulated Other Comprehensive Loss

	Net unrealized	Net unrealized	LFPB		Foreign	Unrecognized	Accumulated
	gains (losses) on	gains (losses)	discount rate	MRB	currency	postretirement	other
	available-for-sale	on derivative	remeasurement	nonperformance	translation	benefit	comprehensive
	securities (1)	instruments	gain (loss)	risk gain (loss)	adjustment	obligation	income (loss)

	(in millions)
Balances as of January 1, 2021	$4,138.3	$18.2	$—	$—	$(1,312.9)	$(460.5)	$2,383.1
Other comprehensive income during the period, net of adjustments	(2,099.6)	53.5	2,839.7	(0.4)	(261.7)	78.0	609.5
Amounts reclassified from AOCI	14.3	(20.1)	—	—	19.3	37.8	51.3
Other comprehensive income	(2,085.3)	33.4	2,839.7	(0.4)	(242.4)	115.8	660.8
Effects of implementation of accounting change related to long-duration insurance contracts, net	1,827.4	5.0	(6,877.3)	(89.7)	6.6	—	(5,128.0)
Balances as of December 31, 2021	3,880.4	56.6	(4,037.6)	(90.1)	(1,548.7)	(344.7)	(2,084.1)
Other comprehensive loss during the period, net of adjustments	(10,157.9)	(0.9)	4,778.5	114.1	(22.9)	63.5	(5,225.6)
Amounts reclassified from AOCI	311.3	(22.2)	—	—	—	27.1	316.2
Other comprehensive loss	(9,846.6)	(23.1)	4,778.5	114.1	(22.9)	90.6	(4,909.4)
Adjustment for reinsurance (2)	108.3	6.2	—	—	—	—	114.5
Balances as of December 31, 2022	(5,857.9)	39.7	740.9	24.0	(1,571.6)	(254.1)	(6,879.0)
Other comprehensive income during the period, net of adjustments	1,565.5	(36.0)	(312.7)	(30.9)	73.0	(14.1)	1,244.8
Amounts reclassified from AOCI	277.6	(5.8)	—	—	0.6	16.5	288.9
Other comprehensive income	1,843.1	(41.8)	(312.7)	(30.9)	73.6	2.4	1,533.7
Balances as of December 31, 2023	$(4,014.8)	$(2.1)	$428.2	$(6.9)	$(1,498.0)	$(251.7)	$(5,345.3)
(1)	Net unrealized gains (losses) on available-for-sale securities for which an allowance for credit loss has been recorded were $(4.3) million, $0.3 million and $(2.1) million as of December 31, 2023, 2022 and 2021, respectively.
(2)	Reflects the January 1, 2022, balance associated with our ULSG business that was ceded to Talcott Life & Annuity Re.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

17. Stockholders’ Equity – (continued)

Following is a reconciliation of the changes in the redeemable noncontrolling interest:

	For the year ended December 31,
	2023	2022	2021

	(in millions)
Beginning balance	$262.0	$332.5	$255.6
Net income (loss) attributable to redeemable noncontrolling interest	23.7	(25.8)	17.5
Redeemable noncontrolling interest of deconsolidated entities (1)	(3.0)	(2.8)	(37.4)
Contributions from redeemable noncontrolling interest	43.3	67.3	166.8
Distributions to redeemable noncontrolling interest	(75.0)	(108.9)	(66.8)
Purchase of subsidiary shares from redeemable noncontrolling interest (2)	(1.6)	(1.1)	(6.1)
Change in redemption value of redeemable noncontrolling interest	(1.1)	(0.2)	3.1
Stock-based compensation attributable to redeemable noncontrolling interest	0.1	0.1	—
Other comprehensive income (loss) attributable to redeemable noncontrolling interest	0.5	0.9	(0.2)
Ending balance	$248.9	$262.0	$332.5
(1)	We deconsolidated certain sponsored investment funds as they no longer met the requirements for consolidation.
(2)	In 2023, 2022 and 2021, we acquired an additional interest in Origin Asset Management. In 2021, we also acquired the remaining interest in Principal Innovations, Inc. and its wholly owned subsidiary, RobustWealth, Inc.

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

Under Iowa law, Principal Life may pay dividends or make other distributions only from the earned surplus arising from its business and must receive the prior approval of the Commissioner of Insurance of the State of Iowa (“the Commissioner”) to pay stockholder dividends or make any other distribution if such distribution would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limitations. Extraordinary dividends include those made, together with dividends and other distributions, within the preceding twelve months that exceed the greater of (i) 10% of Principal Life’s statutory policyholder surplus as of the previous year-end excluding admitted disallowed interest maintenance reserve or (ii) the statutory net gain from operations from the previous calendar year, not to exceed earned surplus. Based on this limitation and 2023 statutory results, Principal Life could pay approximately $1,497.8 million in ordinary stockholder dividends in 2024 without prior regulatory approval. However, because the dividend test is based on dividends previously paid over rolling twelve-month periods, if paid before a specified date during 2024, some or all of such dividends may be extraordinary and require regulatory approval.

18. Fair Value Measurements

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

December 31, 2023

18. Fair Value Measurements – (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

18. Fair Value Measurements – (continued)

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of December 31, 2023, approximately 3% of our total fixed maturities were Level 3 securities valued using internal pricing models.

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

December 31, 2023

18. Fair Value Measurements – (continued)

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

December 31, 2023

18. Fair Value Measurements – (continued)

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

The assumption for our own nonperformance risk is based on current market credit spreads for debt-like instruments we have issued and are available in the market. Refer to Note 11, Market Risk Benefits, for further information on the determination of fair value measurement of MRBs.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

18. Fair Value Measurements – (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2023
	Assets/	Amount
	(liabilities)	measured at	Fair value hierarchy level
	measured at	net asset
	fair value	value (5)	Level 1	Level 2	Level 3

	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,528.8	$—	$1,216.0	$312.8	$—
Non-U.S. governments	507.9	—	0.2	507.7	—
States and political subdivisions	6,676.8	—	—	6,606.9	69.9
Corporate	35,810.0	—	30.9	33,473.2	2,305.9
Residential mortgage-backed pass-through securities	3,061.1	—	—	3,061.1	—
Commercial mortgage-backed securities	4,775.5	—	—	4,772.5	3.0
Collateralized debt obligations (1)	5,403.7	—	—	5,328.3	75.4
Other debt obligations	7,909.3	—	—	6,726.7	1,182.6
Total fixed maturities, available-for-sale	65,673.1	—	1,247.1	60,789.2	3,636.8
Fixed maturities, trading	836.2	—	27.7	392.7	415.8
Equity securities	1,478.1	—	245.4	1,232.7	—
Derivative assets (2)	304.2	—	—	297.9	6.3
Other investments	815.6	73.7	220.1	356.7	165.1
Cash equivalents	3,771.4	—	511.6	3,259.8	—
Market risk benefit asset (3)	153.4	—	—	—	153.4
Sub-total excluding separate account assets	73,032.0	73.7	2,251.9	66,329.0	4,377.4
Separate account assets	167,605.6	8,692.0	104,505.0	53,655.8	752.8
Total assets	$240,637.6	$8,765.7	$106,756.9	$119,984.8	$5,130.2

Liabilities
Investment and universal life contracts (4)	$(115.5)	$—	$—	$—	$(115.5)
Market risk benefit liability (3)	(133.2)	—	—	—	(133.2)
Funds withheld payable embedded derivative (4)	2,567.1	—	—	—	2,567.1
Derivative liabilities (2)	(494.0)	—	—	(493.2)	(0.8)
Other liabilities	(1.0)	—	—	(1.0)	—
Total liabilities	$1,823.4	$—	$—	$(494.2)	$2,317.6

Net assets	$242,461.0	$8,765.7	$106,756.9	$119,490.6	$7,447.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

18. Fair Value Measurements – (continued)

	December 31, 2022
	Assets/	Amount
	(liabilities)	measured at	Fair value hierarchy level
	measured at	net asset
	fair value	value (5)	Level 1	Level 2	Level 3

	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,739.8	$—	$1,359.1	$380.7	$—
Non-U.S. governments	567.3	—	1.4	565.9	—
States and political subdivisions	6,232.3	—	—	6,161.4	70.9
Corporate	36,183.2	—	26.6	34,588.3	1,568.3
Residential mortgage-backed pass-through securities	2,228.7	—	—	2,228.7	—
Commercial mortgage-backed securities	4,864.6	—	—	4,861.2	3.4
Collateralized debt obligations (1)	4,566.4	—	—	4,510.2	56.2
Other debt obligations	6,507.6	—	—	6,039.8	467.8
Total fixed maturities, available-for-sale	62,889.9	—	1,387.1	59,336.2	2,166.6
Fixed maturities, trading	760.7	—	78.6	548.1	134.0
Equity securities	1,708.6	—	492.4	1,216.2	—
Derivative assets (2)	321.6	—	—	320.9	0.7
Other investments	701.1	81.4	311.7	306.1	1.9
Cash equivalents	3,604.1	—	973.5	2,630.6	—
Market risk benefit asset (3)	109.2	—	—	—	109.2
Sub-total excluding separate account assets	70,095.2	81.4	3,243.3	64,358.1	2,412.4
Separate account assets	155,375.1	9,120.9	92,010.7	53,208.6	1,034.9
Total assets	$225,470.3	$9,202.3	$95,254.0	$117,566.7	$3,447.3

Liabilities
Investment and universal life contracts (4)	$(46.4)	$—	$—	$—	$(46.4)
Market risk benefit liability (3)	(207.4)	—	—	—	(207.4)
Funds withheld payable embedded derivative (4)	3,652.8	—	—	—	3,652.8
Derivative liabilities (2)	(634.2)	—	—	(630.1)	(4.1)
Other liabilities	(0.4)	—	—	(0.4)	—
Total liabilities	$2,764.4	$—	$—	$(630.5)	$3,394.9

Net assets	$228,234.7	$9,202.3	$95,254.0	$116,936.2	$6,842.2
(1)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(2)	Within the consolidated statements of financial position, derivative assets are reported with other investments and derivative liabilities are reported with other liabilities. The amounts are presented gross in the tables above to reflect the presentation on the consolidated statements of financial position; however, are presented net for purposes of the rollforward in the Changes in Level 3 Fair Value Measurements tables. Refer to Note 5, Derivative Financial Instruments, for further information on fair value by class of derivative instruments.
(3)	Refer to Note 11, Market Risk Benefits, for further information on the change in the Level 3 fair value measurements of MRBs.
(4)	Includes bifurcated embedded derivatives that are reported at net asset (liability) fair value within the same line item in the consolidated statements of financial position in which the host contract is reported. The funds withheld payable embedded derivative could be in either an asset or (liability) position.
(5)	Certain investments are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy. Other investments using the NAV practical expedient consist of certain fund interests that are restricted until maturity with unfunded commitments totaling $7.1 million and $7.8 million as of December 31, 2023 and December 31, 2022, respectively. Separate account assets using the NAV practical expedient consist of certain funds with varying investment strategies that also have a variety of redemption terms and conditions. We do not have unfunded commitments associated with these funds.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

18. Fair Value Measurements – (continued)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows:

	For the year ended December 31, 2023
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance	Included	Included in	issuances			balance
	as of	in net	other	and	Transfers	Transfers	as of
	January 1,	income	comprehensive	settlements	into	out of	December 31,
	2023	(2)	income (3)	(4)	Level 3	Level 3	2023

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$70.9	$—	$0.7	$(1.7)	$—	$—	$69.9
Corporate	1,568.3	(4.5)	13.3	593.6	212.4	(77.2)	2,305.9
Commercial mortgage-backed securities	3.4	—	—	(0.4)	—	—	3.0
Collateralized debt obligations	56.2	—	1.9	165.8	—	(148.5)	75.4
Other debt obligations	467.8	1.3	1.2	537.0	239.5	(64.2)	1,182.6
Total fixed maturities, available-for-sale	2,166.6	(3.2)	17.1	1,294.3	451.9	(289.9)	3,636.8
Fixed maturities, trading	134.0	2.4	—	279.4	—	—	415.8
Other investments	1.9	(5.7)	—	168.9	—	—	165.1
Separate account assets (1)	1,034.9	(8.7)	—	(273.4)	—	—	752.8

Liabilities
Investment and universal life contracts	(46.4)	(37.7)	—	(31.4)	—	—	(115.5)
Funds withheld payable embedded derivative	3,652.8	(1,085.7)	—	—	—	—	2,567.1

Derivatives
Net derivative assets (liabilities)	(3.4)	3.9	—	4.9	0.1	—	5.5

	For the year ended December 31, 2022
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance	Included	Included in	issuances			balance
	as of	in net	other	and	Transfers	Transfers	as of
	January 1,	income	comprehensive	settlements	into	out of	December 31,
	2022	(2)	income (3)	(4)	Level 3	Level 3	2022

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$94.8	$—	$(24.1)	$(1.6)	$12.0	$(10.2)	$70.9
Corporate	834.3	(4.8)	(28.6)	626.3	176.3	(35.2)	1,568.3
Commercial mortgage-backed securities	19.2	—	(1.0)	(4.6)	—	(10.2)	3.4
Collateralized debt obligations	85.8	—	(1.0)	151.8	—	(180.4)	56.2
Other debt obligations	42.1	(0.3)	(20.4)	474.2	—	(27.8)	467.8
Total fixed maturities, available-for-sale	1,076.2	(5.1)	(75.1)	1,246.1	188.3	(263.8)	2,166.6
Fixed maturities, trading	4.9	(0.6)	—	100.7	29.0	—	134.0
Other investments	2.1	—	(0.6)	0.4	—	—	1.9
Separate account assets (1)	945.3	113.5	—	(23.9)	—	—	1,034.9

Liabilities
Investment and universal life contracts	(83.2)	35.9	—	0.9	—	—	(46.4)
Funds withheld payable embedded derivative	—	3,652.8	—	—	—	—	3,652.8

Derivatives
Net derivative assets (liabilities)	—	(5.4)	(0.3)	2.6	—	(0.3)	(3.4)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

18. Fair Value Measurements – (continued)

	For the year ended December 31, 2021
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance	Included	Included in	issuances			balance
	as of	in net	other	and	Transfers	Transfers	as of
	January 1,	income	comprehensive	settlements	into	out of	December 31,
	2021	(2)	income (3)	(4)	Level 3	Level 3	2021

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$12.8	$(0.4)	$82.4	$—	$94.8
Corporate	290.8	(21.9)	7.8	381.8	175.8	—	834.3
Commercial mortgage-backed securities	13.2	(1.0)	(0.4)	7.4	—	—	19.2
Collateralized debt obligations	27.2	(2.0)	1.6	420.7	74.1	(435.8)	85.8
Other debt obligations	29.2	—	0.4	16.9	20.6	(25.0)	42.1
Total fixed maturities, available-for-sale	360.4	(24.9)	22.2	826.4	352.9	(460.8)	1,076.2
Fixed maturities, trading	—	—	—	4.9	—	—	4.9
Other investments	31.9	12.5	(1.3)	(41.0)	—	—	2.1
Separate account assets (1)	8,893.2	313.1	—	(8,261.0)	—	—	945.3

Liabilities
Investment and universal life contracts	(90.8)	(15.6)	—	23.2	—	—	(83.2)

Derivatives
Net derivative assets (liabilities)	(5.1)	(6.9)	—	12.0	—	—	—
(1)	Gains and losses for separate account assets do not impact net income as the change in value of separate account assets is offset by a change in value of separate account liabilities. Foreign currency translation adjustments related to the Principal International separate account assets are recorded in AOCI and are offset by foreign currency translation adjustments of the corresponding separate account liabilities.
(2)	Both realized gains (losses) and mark-to-market unrealized gains (losses) are generally reported in net realized capital gains (losses), net realized capital gains (losses) on funds withheld assets or change in fair value of funds withheld embedded derivative within the consolidated statements of operations. Realized and unrealized gains (losses) on certain securities with an investment objective to realize economic value through mark-to-market changes are reported in net investment income within the consolidated statements of operations. Changes in unrealized gains (losses) included in net income relating to positions still held were:

	For the year ended December 31,
	2023	2022	2021

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$0.3	$(1.3)	$(4.6)
Commercial mortgage-backed securities	—	—	(1.0)
Collateralized debt obligations	—	—	(2.0)
Other debt obligations	1.9	—	—
Total fixed maturities, available-for-sale	2.2	(1.3)	(7.6)
Fixed maturities, trading	2.0	(0.6)	—
Other investments	(5.2)	—	12.5
Separate account assets	(80.3)	89.8	90.5

Liabilities
Investment and universal life contracts	(29.2)	22.6	(8.6)
Funds withheld payable embedded derivative	(1,085.7)	3,652.8	—

Derivatives
Net derivative assets (liabilities)	7.5	(3.4)	(0.6)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

18. Fair Value Measurements – (continued)

(3)	Changes in unrealized gains (losses) included in OCI, including foreign currency translation adjustments related to Principal International, relating to positions still held were:

	For the year ended December 31,
	2023	2022	2021

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$(4.1)	$(22.3)	$12.8
Corporate	(38.9)	(19.8)	(0.7)
Commercial mortgage-backed securities	—	(0.5)	(0.4)
Collateralized debt obligations	0.7	—	1.9
Other debt obligations	(29.8)	(18.5)	—
Total fixed maturities, available-for-sale	(72.1)	(61.1)	13.6
Other investments	—	—	(1.3)

Derivatives
Net derivative assets (liabilities)	—	(0.2)	—

(4)	Gross purchases, sales, issuances and settlements were:

	For the year ended December 31, 2023
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$—	$(1.7)	$(1.7)
Corporate	815.2	(27.7)	—	(193.9)	593.6
Commercial mortgage-backed securities	—	—	—	(0.4)	(0.4)
Collateralized debt obligations	167.0	—	—	(1.2)	165.8
Other debt obligations	563.3	—	—	(26.3)	537.0
Total fixed maturities, available-for-sale	1,545.5	(27.7)	—	(223.5)	1,294.3
Fixed maturities, trading	439.3	(145.2)	—	(14.7)	279.4
Other investments	194.2	—	—	(25.3)	168.9
Separate account assets (5)	—	(286.3)	(109.1)	122.0	(273.4)

Liabilities
Investment and universal life contracts	—	—	(69.9)	38.5	(31.4)

Derivatives
Net derivative assets (liabilities)	0.8	4.1	—	—	4.9

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

18. Fair Value Measurements – (continued)

	For the year ended December 31, 2022
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$—	$(1.6)	$(1.6)
Corporate	817.3	(50.4)	—	(140.6)	626.3
Commercial mortgage-backed securities	—	(4.1)	—	(0.5)	(4.6)
Collateralized debt obligations	151.9	—	—	(0.1)	151.8
Other debt obligations	487.4	(8.2)	—	(5.0)	474.2
Total fixed maturities, available-for-sale	1,456.6	(62.7)	—	(147.8)	1,246.1
Fixed maturities, trading	134.7	(32.6)	—	(1.4)	100.7
Other investments	0.4	—	—	—	0.4
Separate account assets (5)	11.8	(4.5)	(50.0)	18.8	(23.9)

Liabilities
Investment and universal life contracts	—	—	(22.2)	23.1	0.9

Derivatives
Net derivative assets (liabilities)	—	2.6	—	—	2.6

	For the year ended December 31, 2021
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$—	$(0.4)	$(0.4)
Corporate	626.6	(84.3)	—	(160.5)	381.8
Commercial mortgage-backed securities	7.7	—	—	(0.3)	7.4
Collateralized debt obligations	446.0	—	—	(25.3)	420.7
Other debt obligations	45.1	—	—	(28.2)	16.9
Total fixed maturities, available-for-sale	1,125.4	(84.3)	—	(214.7)	826.4
Fixed maturities, trading	4.9	—	—	—	4.9
Other investments	—	(41.0)	—	—	(41.0)
Separate account assets (5)	38.5	(8,206.2)	(191.5)	98.2	(8,261.0)

Liabilities
Investment and universal life contracts	—	—	(19.5)	42.7	23.2

Derivatives
Net derivative assets (liabilities)	—	12.0	—	—	12.0
(5)	Issuances and settlements include amounts related to mortgage encumbrances associated with real estate in our separate accounts.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

18. Fair Value Measurements – (continued)

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels were as follows:

	For the year ended December 31, 2023
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$212.4	$—	$77.2
Collateralized debt obligations	—	—	—	148.5
Other debt obligations	—	239.5	—	64.2
Total fixed maturities, available-for-sale	—	451.9	—	289.9

Derivatives
Net derivative assets (liabilities)	—	0.1	—	—

	For the year ended December 31, 2022
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$12.0	$—	$10.2
Corporate	—	176.3	—	35.2
Commercial mortgage-backed securities	—	—	—	10.2
Collateralized debt obligations	—	—	—	180.4
Other debt obligations	—	—	—	27.8
Total fixed maturities, available-for-sale	—	188.3	—	263.8
Fixed maturities, trading	—	29.0	—	—

Derivatives
Net derivative assets (liabilities)	—	—	—	0.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

18. Fair Value Measurements – (continued)

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

Assets transferred into Level 3 during 2023, 2022 and 2021, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations.

Assets transferred out of Level 3 during 2023, 2022 and 2021, included those assets for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

18. Fair Value Measurements – (continued)

Quantitative Information about Level 3 Fair Value Measurements

The following table provides quantitative information about the significant unobservable inputs used for recurring fair value measurements categorized within Level 3, excluding assets and liabilities for which significant quantitative unobservable inputs are not developed internally, which primarily consists of those valued using broker quotes. The MRB asset and liability are excluded from the table. Refer to Note 11, Market Risk Benefits, for information on the unobservable inputs used for fair value measurement of MRBs. The funds withheld payable embedded derivative is excluded from the table as the determination of its fair value incorporates the fair value of the invested assets supporting the reinsurance agreement. Refer to “Assets and liabilities measured at fair value on a recurring basis” for a complete valuation hierarchy summary.

	December 31, 2023
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of				Weighted
	fair value	technique(s)	input description	inputs				average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$1,997.4	Discounted cash flow	Discount rate (1)	4.9	%-	24.2%		12.0%
			Earnings before interest, taxes, depreciation and amortization multiple			3.25	x	3.25	x
			Illiquidity premium	30	basis points (“bps”)-	483	bps	121	bps
			Comparability adjustment	67	bps-	217	bps	141	bps
Collateralized debt obligations	74.6	Discounted cash flow	Discount rate (1)			4.1%		4.1%
			Comparability adjustment			20	bps	20	bps
Other debt obligations	879.5	Discounted cash flow	Discount rate (1)	5.0	%-	10.6%		7.4%
			Illiquidity premium	69	bps-	650	bps	337	bps
			Comparability adjustment	(20)	bps-	213	bps	92	bps
Fixed maturities, trading	203.9	Discounted cash flow	Discount rate (1)	11.4	%-	22.3%		13.3%
Other investments	163.2	Discounted cash flow	Discount rate (1)	12.0	%-	13.5%		12.6%
			Probability of default	6.0	%-	10.0%		8.5%
			Potential loss severity	87.0	%-	100.0%		90.7%
Separate account assets	752.8	Discounted cash flow - real estate	Discount rate (1)	6.5	%-	10.0%		7.5%
			Terminal capitalization rate	5.3	%-	9.5%		6.1%
			Average market rent growth rate	2.0	%-	3.7%		2.9%
		Discounted cash flow - real estate debt	Loan to value	46.0	%-	72.0%		55.3%
			Market interest rate	5.3	%-	8.1%		6.4%
Liabilities
Investment and universal life contracts (4)	(115.5)	Discounted cash flow	Long duration interest rate	2.5	%-	4.8	% (2)	4.0%
			Long-term equity market volatility	15.5	%-	40.1%		19.2%
			Nonperformance risk	0.8	%-	1.6%		1.1%
			Lapse rate	0.0	%-	55.0%		7.0%
			Mortality rate	See note (3)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

18. Fair Value Measurements – (continued)

	December 31, 2022
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of				Weighted
	fair value	technique(s)	input description	inputs				average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$1,479.9	Discounted cash flow	Discount rate (1)	2.7	%-	33.1%		11.0%
			Illiquidity premium	0	bps-	467	bps	50	bps
			Comparability adjustment	(16)	bps-	0	bps	(11)	bps
Collateralized debt obligations	39.5	Discounted cash flow	Discount rate (1)			4.4%		4.4%
			Comparability adjustment			55	bps	55	bps
Other debt obligations	467.8	Discounted cash flow	Discount rate (1)	5.6	%-	8.2%		7.6%
			Illiquidity premium	0	bps-	260	bps	220	bps
			Comparability adjustment	1	bps-	139	bps	77	bps
Fixed maturities, trading	119.7	Discounted cash flow	Discount rate (1)	9.6	%-	15.2%		11.0%
Separate account assets	1,034.1	Discounted cash flow - real estate	Discount rate (1)	5.5	%-	10.0%		7.0%
			Terminal capitalization rate	4.5	%-	9.5%		5.8%
			Average market rent growth rate	2.0	%-	3.8%		3.0%
		Discounted cash flow - real estate debt	Loan to value	43.6	%-	62.2%		50.6%
			Market interest rate	5.3	%-	8.6%		6.6%
Liabilities
Investment and universal life contracts (4)	(46.4)	Discounted cash flow	Long duration interest rate	2.4	%-	4.7	% (2)	3.1%
			Long-term equity market volatility	17.8	%-	36.9%		22.0%
			Nonperformance risk			0.9%		0.9%
			Lapse rate			0.0%		0.0%
			Mortality rate	See note (3)
(1)	Represents market comparable interest rate or an index adjusted rate used as the base rate in the discounted cash flow analysis prior to any illiquidity or other adjustments, where applicable.
(2)	Represents the range of rate curves used in the valuation analysis that we have determined market participants would use when pricing the instrument. Derived from interpolation between various observable swap rates.
(3)	This input is based on an appropriate industry mortality table and a range does not provide a meaningful presentation.
(4)	Includes bifurcated embedded derivatives that are reported at net asset (liability) fair value within the same line item in the consolidated statements of financial position in which the host contract is reported.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No significant assets and liabilities were measured at fair value on a nonrecurring basis for the years ended December 31, 2023, 2022 and 2021.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

18. Fair Value Measurements – (continued)

Fair Value Option

We elected fair value accounting for:

●	Certain other loans of a consolidated VIE that were subject to amortized cost accounting and a valuation allowance.
●	Certain real estate ventures that were subject to the equity method of accounting because the nature of the investments was to add value to the properties and generate income from the operations of the properties. Other equity method real estate investments were not fair valued because the investments mainly generated income from the operations of the underlying properties. The last equity method real estate investment for which the fair value option was elected was sold in the third quarter of 2021.

The following table presents information regarding the assets for which the fair value option was elected.

	December 31, 2023	December 31, 2022

	(in millions)
Other loans of consolidated VIE (1)
Fair value (1)	$163.2	$—
Aggregate contractual principal	167.1	—
(1)	Reported with other investments on the consolidated statements of financial position.

The following table presents information regarding the consolidated statements of operations impact of assets for which the fair value option was elected.

	For the year ended December 31,
	2023	2022	2021

	(in millions)
Other loans of consolidated VIE
Change in fair value pre-tax loss - instrument specific credit risk	$(5.6)	$—	$—
Change in fair value pre-tax loss (1)	(5.6)	—	—
Interest income (2)	8.1	—	—

Real estate ventures
Change in fair value pre-tax gain (1)	—	—	12.5
(1)	Reported in net realized capital gains (losses) on the consolidated statements of operations.
(2)	Reported in net investment income on the consolidated statements of operations.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

18. Fair Value Measurements – (continued)

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	December 31, 2023
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3

	(in millions)
Assets (liabilities)
Mortgage loans	$20,142.8	$18,505.0	$—	$—	$18,505.0
Policy loans	809.3	846.3	—	—	846.3
Other investments	268.6	260.9	—	142.9	118.0
Cash and cash equivalents	936.3	936.3	913.9	22.4	—
Reinsurance deposit receivable	6,078.6	5,487.7	—	—	5,487.7
Cash collateral receivable	38.7	38.7	38.7	—	—
Investment contracts	(33,937.9)	(32,166.7)	—	(7,828.1)	(24,338.6)
Short-term debt	(61.1)	(61.1)	—	(61.1)	—
Long-term debt	(3,930.9)	(3,754.5)	—	(3,754.1)	(0.4)
Separate account liabilities	(152,229.2)	(151,280.9)	—	—	(151,280.9)
Bank deposits (1)	(399.5)	(385.3)	—	(385.3)	—
Cash collateral payable	(176.9)	(176.9)	(176.9)	—	—

	December 31, 2022
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3

	(in millions)
Assets (liabilities)
Mortgage loans	$20,629.8	$18,754.5	$—	$—	$18,754.5
Policy loans	784.7	804.0	—	—	804.0
Other investments	250.6	238.0	—	133.5	104.5
Cash and cash equivalents	1,243.9	1,243.9	1,232.5	11.4	—
Reinsurance deposit receivable	7,901.0	6,859.9	—	—	6,859.9
Cash collateral receivable	281.0	281.0	281.0	—	—
Investment contracts	(35,380.1)	(32,367.4)	—	(7,279.0)	(25,088.4)
Short-term debt	(80.7)	(80.7)	—	(80.7)	—
Long-term debt	(3,997.0)	(3,680.6)	—	(3,620.1)	(60.5)
Separate account liabilities	(141,459.3)	(140,533.9)	—	—	(140,533.9)
Bank deposits (1)	(352.4)	(336.3)	—	(336.3)	—
Cash collateral payable	(291.3)	(291.3)	(291.3)	—	—
(1)	Excludes deposit liabilities without defined or contractual maturities.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

19. Statutory Insurance Financial Information

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

Principal Life cedes certain term, universal life and Closed Block life insurance statutory reserves to its affiliated reinsurance subsidiaries on a funds withheld coinsurance basis. The reserves are secured by cash, invested assets and financing provided by highly rated third parties. As of December 31, 2023 and 2022, Principal Life’s affiliated reinsurance subsidiaries assumed statutory reserves of $18,474.2 million and $17,815.1 million from Principal Life, respectively. In the states of Vermont and Delaware, Principal Life’s affiliated reinsurance subsidiaries had permitted and prescribed practices allowing for the admissibility of certain assets backing these reserves. As of December 31, 2023 and 2022, assets admitted under these practices totaled $4,153.8 million and $3,748.4 million, respectively. In addition, as of December 31, 2023 and 2022, one of Principal Life’s affiliated reinsurance subsidiaries in Vermont ceded $10,406.3 million and $9,956.9 million, respectively, of the ULSG reserves it assumed from Principal Life to Talcott Life & Annuity Re.

Life and health insurance companies are subject to certain risk-based capital (“RBC”) requirements as specified by the NAIC. Under those requirements, the amount of capital and surplus maintained by a life and health insurance company is to be determined based on the various risk factors related to it. As of December 31, 2023, Principal Life met the minimum RBC requirements.

Statutory net income (loss) and statutory capital and surplus of Principal Life were as follows:

	As of or for the year ended December 31,
	2023	2022	2021

	(in millions)
Statutory net income (loss)	$1,285.0	$(1,563.1)	$864.0
Statutory capital and surplus	4,753.4	4,304.4	5,375.2

20. Segment Information

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

December 31, 2023

20. Segment Information – (continued)

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

Pre-tax income (loss) from exited business includes amounts associated with our exited U.S. retail fixed annuity and ULSG businesses, including the change in fair value of the funds withheld embedded derivative, net realized capital gains (losses) on funds withheld assets, strategic review costs and impacts, amortization of reinsurance gain (loss) and other impacts of reinsured business. The strategic review costs and impacts primarily include actuarial balance re-cohorting impacts resulting from the Strategic Review and costs to close the Talcott Reinsurance Transaction. Other impacts of reinsured business primarily include DAC amortization.

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

December 31, 2023

20. Segment Information – (continued)

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

December 31, 2023

20. Segment Information – (continued)

The following tables summarize select financial information by segment, including operating revenues for our products and services, and reconcile segment totals to those reported in the consolidated financial statements:

	December 31, 2023	December 31, 2022

	(in millions)
Assets:
Retirement and Income Solutions	$213,208.3	$202,582.9
Principal Asset Management	45,905.2	45,950.7
Benefits and Protection	43,763.5	40,048.3
Corporate	2,169.7	2,285.1
Total consolidated assets	$305,046.7	$290,867.0

	For the year ended December 31,
	2023	2022	2021

	(in millions)
Operating revenues by segment:
Retirement and Income Solutions (1)	$7,250.2	$5,899.2	$6,429.4
Principal Asset Management:
Principal Global Investors	1,611.2	1,715.5	1,828.0
Principal International	1,192.8	1,489.4	1,391.1
Eliminations	(21.7)	(23.6)	(26.1)
Total Principal Asset Management (2)	2,782.3	3,181.3	3,193.0
Benefits and Protection:
Specialty Benefits	3,229.4	2,984.6	2,709.6
Life Insurance	1,323.7	1,318.8	2,083.0
Eliminations	(1.8)	(0.6)	(0.2)
Total Benefits and Protection	4,551.3	4,302.8	4,792.4
Corporate	76.4	17.1	27.9
Total segment operating revenues	14,660.2	13,400.4	14,442.7
Net realized capital gains (losses), net of related revenue adjustments	57.9	(189.6)	64.8
Revenues from exited business (3)	(927.5)	4,414.8	—
Adjustments related to equity method investments	(78.9)	(54.5)	(47.2)
Market risk benefit derivative settlements	(45.9)	(35.0)	(32.5)
Total revenues per consolidated statements of operations	$13,665.8	$17,536.1	$14,427.8

Pre-tax operating earnings (losses) by segment:
Retirement and Income Solutions	$1,051.4	$959.1	$972.6
Principal Asset Management	817.7	902.7	1,036.1
Benefits and Protection	537.6	570.3	366.9
Corporate	(396.8)	(469.4)	(368.0)
Total segment pre-tax operating earnings	2,009.9	1,962.7	2,007.6
Pre-tax net realized capital losses, as adjusted (4)	(88.6)	(251.4)	(83.0)
Pre-tax income (loss) from exited business (5)	(1,129.8)	4,260.1	—
Adjustments related to equity method investments and noncontrolling interest	(52.7)	15.6	(13.7)
Income before income taxes per consolidated statements of operations	$738.8	$5,987.0	$1,910.9
(1)	Reflects inter-segment revenues of $398.3 million, $364.4 million and $413.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(2)	Reflects inter-segment revenues of $297.8 million, $306.0 million and $287.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

20. Segment Information – (continued)

(3)	Revenues from exited business is derived as follows:

	For the year ended December 31,
	2023	2022	2021

	(in millions)
Revenues from exited business:
Change in fair value of funds withheld embedded derivative	$(1,085.7)	$3,652.8	$—
Net realized capital gains on funds withheld assets	165.0	749.4	—
Amortization of reinsurance gain	5.9	12.6	—
Other impacts of reinsured business	(12.7)	—	—
Total revenues from exited business	$(927.5)	$4,414.8	$—
(4)	Pre-tax net realized capital gains (losses), as adjusted, is derived as follows:

	For the year ended December 31,
	2023	2022	2021

	(in millions)
Net realized capital gains (losses)	$(72.2)	$(182.1)	$115.4
Derivative and hedging-related revenue adjustments	23.3	(91.3)	(127.8)
Market value adjustments to fee revenues	1.3	0.7	(0.6)
Certain variable annuity fees	73.3	75.9	80.5
Adjustments related to equity method investments	8.8	(15.0)	(24.0)
Adjustments related to sponsored investment funds	23.4	22.2	21.3
Net realized capital gains (losses), net of related revenue adjustments	57.9	(189.6)	64.8
Amortization of deferred acquisition costs and other actuarial balances	(0.2)	(0.1)	9.7
Capital (gains) losses distributed	(78.5)	136.4	(106.7)
Derivative and hedging-related expense adjustments	1.8	—	—
Market value adjustments of market risk benefits	(71.3)	(157.2)	(36.9)
Market value adjustments of embedded derivatives	1.7	(40.9)	(13.9)
Pre-tax net realized capital losses, as adjusted (a)	$(88.6)	$(251.4)	$(83.0)
(a)	As adjusted before noncontrolling interest capital gains (losses).
(5)	Pre-tax income (loss) from exited business included:

	For the year ended December 31,
	2023	2022	2021

	(in millions)
Pre-tax income (loss) from exited business
Change in fair value of funds withheld embedded derivative	$(1,085.7)	$3,652.8	$—
Net realized capital gains on funds withheld assets	165.0	749.4	—
Strategic review costs and impacts	—	40.4	—
Amortization of reinsurance loss	(68.7)	(56.7)	—
Other impacts of reinsured business	(140.4)	(125.8)	—
Total pre-tax income (loss) from exited business	$(1,129.8)	$4,260.1	$—

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

20. Segment Information – (continued)

The following is a summary of income tax expense (benefit) allocated to our segments for purposes of determining non-GAAP operating earnings. Segment income taxes are reconciled to income taxes reported on our consolidated statements of operations.

	For the year ended December 31,
	2023	2022	2021

	(in millions)
Income tax expense (benefit) by segment:
Retirement and Income Solutions	$130.9	$90.6	$94.7
Principal Asset Management	220.7	213.3	272.2
Benefits and Protection	97.7	109.1	70.5
Corporate	(42.2)	(69.1)	(70.7)
Total segment income taxes from operating earnings	407.1	343.9	366.7
Tax benefit related to net realized capital losses, as adjusted	(22.0)	(56.6)	(35.7)
Tax expense (benefit) related to other after-tax adjustments (1)	(238.1)	956.4	—
Certain adjustments related to equity method investments and noncontrolling interest	(78.3)	(54.2)	(47.1)
Total income taxes per consolidated statements of operations	$68.7	$1,189.5	$283.9
(1)	Income tax expense (benefit) related to exited business is derived as follows:

	For the year ended December 31,
	2023	2022	2021

	(in millions)
Income tax expense (benefit) related to exited business:
Change in fair value of funds withheld embedded derivative	$(228.0)	$767.1	$—
Net realized capital gains on funds withheld assets	34.6	157.4	—
Strategic review costs and impacts (a)	(0.9)	70.3	—
Amortization of reinsurance loss	(14.4)	(12.0)	—
Other impacts of reinsured business	(29.4)	(26.4)	—
Total income tax expense (benefit) related to exited business	$(238.1)	$956.4	$—
(a)	Includes Global Intangible Low-Taxed Income allocated to exited business.

The following is a summary of depreciation and amortization expense allocated to our segments for purposes of determining pre-tax operating earnings. Segment depreciation and amortization is reconciled to depreciation and amortization included in operating expenses in our consolidated statements of operations.

	For the year ended December 31,
	2023	2022	2021

	(in millions)
Depreciation and amortization expense by segment:
Retirement and Income Solutions	$85.3	$86.2	$81.7
Principal Asset Management	76.0	74.6	78.4
Benefits and Protection	23.9	23.7	24.2
Corporate	17.7	18.4	23.7
Total segment depreciation and amortization expense included in pre-tax operating earnings	202.9	202.9	208.0
Depreciation and amortization expense related to exited business	—	27.1	—
Total depreciation and amortization expense included in our consolidated statements of operations	$202.9	$230.0	$208.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

21. Revenues from Contracts with Customers

The following tables summarize disaggregation of revenues from contracts with customers, including select financial information by segment, and reconcile totals to those reported in the consolidated financial statements. Revenues from contracts with customers are included in fees and other revenues on the consolidated statements of operations.

	For the year ended December 31,
	2023	2022	2021

	(in millions)
Revenue from contracts with customers by segment:
Retirement and Income Solutions	$556.3	$551.4	$590.1
Principal Asset Management:
Principal Global Investors	1,554.1	1,675.0	1,787.9
Principal International	456.5	426.3	492.7
Eliminations	(21.0)	(23.7)	(26.0)
Total Principal Asset Management	1,989.6	2,077.6	2,254.6
Benefits and Protection:
Specialty Benefits	15.9	15.1	14.9
Life Insurance	74.0	65.1	60.6
Eliminations	(0.1)	(0.1)	(0.2)
Total Benefits and Protection	89.8	80.1	75.3
Corporate	179.2	166.7	230.1
Total segment revenue from contracts with customers	2,814.9	2,875.8	3,150.1
Adjustments for fees and other revenues not within the scope of revenue recognition guidance (1)	1,200.5	1,172.8	1,811.3
Pre-tax other adjustments (2)	80.5	89.2	79.9
Total fees and other revenues per consolidated statements of operations	$4,095.9	$4,137.8	$5,041.3
(1)	Fees and other revenues not within the scope of the revenue recognition guidance primarily represent revenue on contracts accounted for under the financial instruments or insurance contracts standards.
(2)	Pre-tax other adjustments relate to revenues from exited business, certain variable annuity fees and market value adjustments to fee revenues.

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

December 31, 2023

21. Revenues from Contracts with Customers – (continued)

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

The types of revenues from contracts with customers were as follows:

	For the year ended December 31,
	2023	2022	2021

	(in millions)
Administrative service fee revenue	$539.5	$537.0	$576.7
Deposit account fee revenue	11.3	10.2	9.2
Commission income	1.9	1.2	0.7
Other fee revenue	3.6	3.0	3.5
Total revenues from contracts with customers	556.3	551.4	590.1
Fees and other revenues not within the scope of revenue recognition guidance	1,118.7	1,114.0	1,226.9
Total fees and other revenues	1,675.0	1,665.4	1,817.0
Premiums and other considerations	2,935.0	1,959.7	1,883.6
Net investment income	2,640.2	2,274.1	2,728.8
Total operating revenues	$7,250.2	$5,899.2	$6,429.4

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

21. Revenues from Contracts with Customers – (continued)

The types of revenues from contracts with customers were as follows:

	For the year ended December 31,
	2023	2022	2021

	(in millions)
Principal Global Investors:
Management fee revenue	$1,372.0	$1,434.6	$1,514.1
Other fee revenue	182.1	240.4	273.8
Total revenues from contracts with customers	1,554.1	1,675.0	1,787.9
Fees and other revenues not within the scope of revenue recognition guidance	24.9	27.4	36.2
Total fees and other revenues	1,579.0	1,702.4	1,824.1
Net investment income	32.2	13.1	3.9
Total operating revenues	$1,611.2	$1,715.5	$1,828.0

	For the year ended December 31,
	2023	2022	2021

	(in millions)
Principal International:
Management fee revenue	$448.1	$417.1	$484.4
Other fee revenue	8.4	9.2	8.3
Total revenues from contracts with customers	456.5	426.3	492.7
Fees and other revenues not within the scope of revenue recognition guidance	5.8	4.5	4.2
Total fees and other revenues	462.3	430.8	496.9
Premiums and other considerations	29.0	77.7	127.5
Net investment income	701.5	980.9	766.7
Total operating revenues	$1,192.8	$1,489.4	$1,391.1

Revenues from contracts with customers by region:
Latin America	$346.9	$315.2	$364.0
Asia	110.4	111.5	129.6
Eliminations	(0.8)	(0.4)	(0.9)
Total revenues from contracts with customers	$456.5	$426.3	$492.7

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

21. Revenues from Contracts with Customers – (continued)

The types of revenues from contracts with customers were as follows:

	For the year ended December 31,
	2023	2022	2021

	(in millions)
Specialty Benefits:
Administrative service fees	$15.9	$15.1	$14.9
Total revenues from contracts with customers	15.9	15.1	14.9
Fees and other revenues not within the scope of revenue recognition guidance	18.2	18.6	19.0
Total fees and other revenues	34.1	33.7	33.9
Premiums and other considerations	3,020.9	2,771.1	2,496.4
Net investment income	174.4	179.8	179.3
Total operating revenues	$3,229.4	$2,984.6	$2,709.6

	For the year ended December 31,
	2023	2022	2021

	(in millions)
Life Insurance:
Administrative service fees	$31.2	$27.6	$26.7
Commission income	42.8	37.5	33.9
Total revenues from contracts with customers	74.0	65.1	60.6
Fees and other revenues not within the scope of revenue recognition guidance	333.3	321.5	885.0
Total fees and other revenues	407.3	386.6	945.6
Premiums and other considerations	514.9	535.9	334.0
Net investment income	401.5	396.3	803.4
Total operating revenues	$1,323.7	$1,318.8	$2,083.0

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

December 31, 2023

21. Revenues from Contracts with Customers – (continued)

The Corporate segment also includes inter-segment eliminations of fees and other revenues. The types of revenues from contracts with customers were as follows:

	For the year ended December 31,
	2023	2022	2021

	(in millions)
Commission income	$373.9	$366.2	$388.9
Other fee revenue	84.1	79.7	68.8
Eliminations	(278.8)	(279.2)	(227.6)
Total revenues from contracts with customers	179.2	166.7	230.1
Fees and other revenues not within the scope of revenue recognition guidance	(299.0)	(312.6)	(359.3)
Total fees and other revenues	(119.8)	(145.9)	(129.2)
Premiums and other considerations	(14.5)	(4.2)	—
Net investment income	210.7	167.2	157.1
Total operating revenues	$76.4	$17.1	$27.9

Contract Costs

Sales compensation and other incremental costs of obtaining a contract are capitalized and amortized over the period of contract benefit if the costs are expected to be recovered. The contract cost asset, which is included in other assets on the consolidated statements of financial position, was $219.2 million and $204.9 million as of December 31, 2023 and December 31, 2022, respectively.

We apply the practical expedient for certain costs where we recognize the incremental costs of obtaining these contracts as an expense when incurred if the amortization period of the assets is one year or less. These costs, along with costs that are not deferrable, are included in operating expenses on the consolidated statements of operations.

Deferred contract costs consist primarily of commissions and variable compensation. We amortize capitalized contract costs on a straight-line basis over the expected contract life, reflecting lapses as they are incurred. Deferred contract costs are subject to impairment testing on an annual basis, or when a triggering event occurs that could warrant an impairment. To the extent future revenues less future maintenance expenses are not adequate to cover the asset balance, an impairment is recognized. For the years ended December 31, 2023, 2022 and 2021, $38.3 million, $35.5 million and $32.4 million, respectively, of amortization expense was recorded in operating expenses on the consolidated statements of operations and no impairment loss was recognized in relation to the costs capitalized.

22. Stock-Based Compensation Plans

As of December 31, 2023, we had the 2021 Stock Incentive Plan, the 2020 Directors Stock Plan, the 2014 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan and the Directors Stock Plan (“Stock-Based Compensation Plans”). No new grants will be made under the 2020 Directors Stock Plan, the 2014 Stock Incentive Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan or the Directors Stock Plan. Under the terms of the 2021 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. To date, we have not granted any incentive stock options, restricted stock or performance units under any plans. As part of our fair value process, we assess the impact of material nonpublic information on our share price or expected volatility, as applicable, at the time of grant. No awards in 2023 required a fair value adjustment.

As of December 31, 2023, the maximum number of new shares of common stock available for grant under the 2021 Stock Incentive Plan was 21.8 million.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

22. Stock-Based Compensation Plans – (continued)

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against net income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the year ended December 31,
	2023	2022	2021

	(in millions)
Compensation cost	$97.7	$89.9	$95.2
Related income tax benefit	23.1	20.3	19.9
Capitalized as part of an asset	1.1	1.3	1.4

Nonqualified Stock Options

No nonqualified stock options were granted to employees during 2023 and 2022. Previously, nonqualified stock options were granted to certain employees under the 2014 Stock Incentive Plan, the Amended and Restated 2010 Stock Incentive Plan and the Stock Incentive Plan. Options outstanding were granted at an exercise price equal to the fair market value of our common stock on the date of grant and expire ten years after the grant date. Total options granted were 0.0 million, 0.0 million and 0.8 million during 2023, 2022 and 2021, respectively.

The following is a summary of the status of all of our stock option plans:

		Weighted-
		average
	Number of options	exercise price	Intrinsic value
	(in millions)		(in millions)
Options outstanding as of January 1, 2023	3.3	$54.36
Exercised	0.5	48.71
Options outstanding as of December 31, 2023	2.8	$55.39	$65.4
Options vested or expected to vest as of December 31, 2023	2.8	$55.39	$65.4
Options exercisable as of December 31, 2023	2.6	$55.08	$60.6

The total intrinsic value of stock options exercised was $15.2 million, $92.0 million and $23.5 million during 2023, 2022, and 2021, respectively.

The following is a summary of weighted-average remaining contractual lives for stock options outstanding and the range of exercise prices on the stock options as of December 31, 2023:

		Weighted-
	Number of options	average remaining
Range of exercise prices	outstanding	contractual life
	(in millions)
$27.46 - $48.11	0.2	2.1
$48.12 - $52.41	0.8	5.1
$52.42 - $55.89	0.4	5.2
$55.90 - $62.75	0.7	7.2
$62.76 - $63.98	0.7	3.9
$27.46 - $63.98	2.8

The weighted-average remaining contractual lives for stock options exercisable is approximately 5.1 years as of December 31, 2023.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

22. Stock-Based Compensation Plans – (continued)

The fair value of stock options is estimated using the Black-Scholes option pricing model. The following is a summary of the assumptions used in this model for the stock options granted during the period:

	For the year ended December 31,
Options	2023	2022	2021
Expected volatility	—%	—%	34.2%
Expected term (in years)	—	—	7.0
Risk-free interest rate	—%	—%	1.2%
Expected dividend yield	—%	—%	3.82%
Weighted average estimated fair value	$—	$—	$15.67

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

As of December 31, 2023, we had $0.1 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average service period of approximately 0.2 years.

Cash received from stock options exercised under these share-based payment arrangements during 2023, 2022 and 2021 was $25.0 million, $141.6 million and $42.2 million, respectively. The actual tax benefits realized for the tax deductions for options exercised under these share-based payment arrangements during 2023, 2022 and 2021 was $5.5 million, $37.7 million and $9.1 million, respectively.

Performance Share Awards

We granted performance share awards to certain employees under the 2021 Stock Incentive Plan, the 2014 Stock Incentive Plan and the Amended and Restated 2010 Stock Incentive Plan. The performance share awards are treated as an equity award and are paid in shares. Effective in 2022, we added a relative total shareholder return modifier to the performance share awards under which the number of shares ultimately granted is also impacted by our actual shareholder return relative to our S&P 500 Financial Sector Index peer group. The fair value of performance share awards is determined using a Monte Carlo simulation model. Whether the performance shares are earned depends upon the participant’s continued employment through the performance period (except in the case of specific types of terminations) and our performance against three-year goals set at the beginning of the performance period. Performance goals based on various factors must be achieved for any of the performance shares to be earned. If the performance requirements are not met, the performance shares will be forfeited, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. These awards have no maximum contractual term. Dividend equivalents are credited on performance shares outstanding as of the record date. These dividend equivalents are only paid on the shares released. Total performance share awards granted were 0.3 million, 0.3 million and 0.2 million in 2023, 2022 and 2021, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

22. Stock-Based Compensation Plans – (continued)

The following is a summary of activity for the nonvested performance share awards:

	Number of	Weighted-
	performance	average grant-date
	share awards	fair value
	(in millions)
Nonvested performance share awards as of January 1, 2023	0.8	$59.19
Granted	0.3	91.47
Vested	0.2	52.65
Canceled	0.1	65.92
Nonvested performance share awards as of December 31, 2023	0.8	$71.66

The total intrinsic value of performance share awards vested was $11.0 million, $11.6 million and $4.7 million during 2023, 2022 and 2021, respectively.

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

The fair value of performance share awards is determined using a Monte Carlo simulation model of our common shares on the grant date. The weighted-average grant-date fair value of performance share awards granted during 2023, 2022 and 2021 was $91.47, $66.62 and $58.68, respectively.

As of December 31, 2023, we had $15.9 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.7 years.

Actual tax benefits realized for the tax deductions for performance share awards paid out under these share-based payment arrangements for 2023, 2022 and 2021 was $7.7 million, $6.4 million and $1.8 million, respectively.

Restricted Stock Units

We issue restricted stock units under the 2021 Stock Incentive Plan, 2020 Directors Stock Plan, 2014 Stock Incentive Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, and the Directors Stock Plan. Restricted stock units are treated as an equity award and are paid in shares. These awards have no maximum contractual term. Dividend equivalents are credited on restricted stock units outstanding as of the record date. These dividend equivalents are only paid on the shares released. Restricted stock units granted were 0.9 million, 1.3 million and 1.1 million in 2023, 2022 and 2021, respectively.

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

Pursuant to the 2021 Stock Incentive Plan, 2020 Directors Stock Plan, 2014 Directors Stock Plan and the 2005 Directors Stock Plan, restricted stock units are granted to each non-employee director in office immediately following each annual meeting of stockholders and, at the discretion of the Board Nominating and Governance Committee, to each person who becomes a member of the Board other than on the date of the annual meeting of stockholders. Under these plans, awards are granted on an annual basis and cliff vest after a one-year service period. When service to PFG ceases, all vesting stops and unvested units are forfeited.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

22. Stock-Based Compensation Plans – (continued)

The following is a summary of activity for the nonvested restricted stock units:

	Number of	Weighted-
	restricted	average grant-date
	stock units	fair value
	(in millions)
Nonvested restricted stock units as of January 1, 2023	3.2	$60.69
Granted	0.9	87.71
Vested	1.0	51.70
Canceled	0.1	73.13
Nonvested restricted stock units as of December 31, 2023	3.0	$71.83

The total intrinsic value of restricted stock units vested was $102.8 million, $81.1 million and $51.7 during 2023, 2022 and 2021, respectively.

The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant-date fair value of restricted stock units granted during 2023, 2022 and 2021 was $87.71, $70.29 and $59.17, respectively.

As of December 31, 2023, we had $68.5 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted under these plans. The cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

The actual tax benefits realized for the tax deductions for restricted stock unit payouts under these share-based payment arrangements for 2023, 2022 and 2021 was $35.9 million, $27.0 million and $17.8 million, respectively.

Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan, participating employees have the opportunity to purchase shares of our common stock on a quarterly basis. Employees may purchase up to $25,000 in stock value annually. Employees may purchase shares of our common stock at a price equal to 90% of the shares’ fair market value as of the end of the purchase period. Prior to 2022, employees were able to purchase shares of our common stock at a price equal to 85% of the shares’ fair market value as of the beginning or end of the purchase period, whichever was lower. Under the Employee Stock Purchase Plan, employees purchased 0.5 million, 0.6 million and 1.0 million shares during 2023, 2022 and 2021, respectively.

We recognize compensation expense for the fair value of the discount granted to employees participating in the employee stock purchase plan in the period of grant. Shares of the Employee Stock Purchase Plan are treated as an equity award. The weighted-average fair value of the discount on the stock purchased was $7.49, $7.31 and $15.64 during 2023, 2022 and 2021, respectively. The total intrinsic value of the Employee Stock Purchase Plan shares settled was $3.6 million, $4.1 million and $15.3 million during 2023, 2022 and 2021, respectively.

Cash received from shares issued under these share-based payment arrangements for 2023, 2022 and 2021 was $32.8 million, $37.3 million and $46.5 million, respectively. The actual tax benefit realized for the tax deductions for the settlement of the share-based payment arrangements for 2023, 2022 and 2021 was $0.3 million, $0.8 million and $1.3 million, respectively.

As of December 31, 2023, a total of 3.0 million of new shares were available to be made issuable by us for this plan.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2023

23. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the year ended December 31,
	2023	2022	2021

	(in millions, except per share data)
Net income	$670.1	$4,797.5	$1,627.0
Subtract:
Net income attributable to noncontrolling interest	46.9	40.6	46.8
Total	$623.2	$4,756.9	$1,580.2
Weighted-average shares outstanding:
Basic	241.3	251.1	269.0
Dilutive effects:
Stock options	0.9	1.5	1.3
Restricted stock units	2.0	2.2	2.1
Performance share awards	0.4	0.5	0.5
Diluted	244.6	255.3	272.9
Net income per common share:
Basic	$2.58	$18.94	$5.87
Diluted	$2.55	$18.63	$5.79

The calculation of diluted earnings per share for the years ended December 31, 2023, 2022 and 2021, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect. When a net loss is reported, our basic weighted-average shares are used to calculate diluted earnings per share, as dilutive shares would have an antidilutive effect and result in a lower loss per share.

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

Our Chief Executive Officer, Daniel J. Houston, and our Chief Financial Officer, Deanna D. Strable-Soethout, have reviewed and evaluated our disclosure controls and procedures as of December 31, 2023, and have concluded our disclosure controls and procedures are effective.

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

Under the supervision and with the participation of management, including our Chief Executive Officer, Daniel J. Houston, and our Chief Financial Officer, Deanna D. Strable-Soethout, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, management has concluded that Principal Financial Group, Inc.’s internal control over financial reporting was effective as of December 31, 2023.

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

Item 9B. Other Information

During the three months ended December 31, 2023, none our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 pertaining to directors is set forth in Principal Financial Group, Inc.’s proxy statement relating to the 2024 annual meeting of stockholders (the “Proxy Statement”), which will be filed with the SEC on or about April 8, 2024, under the captions, “Election of Directors,” “Corporate Governance,” and “Security Ownership of Certain Beneficial Owners and Management — Delinquent Section 16(a) Reports.” Such information is incorporated herein by reference. The information called for by Item 10 pertaining to executive officers can be found in Part I of this Form 10-K under the caption, “Information about our Executive Officers.” The Company has adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The code of ethics has been posted on our internet website, found at www.principal.com. We intend to satisfy disclosure requirements regarding amendments to, or waivers from, any provision of our code of ethics on our website.

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

Equity Compensation Plan Information

In general, we have two compensation plans under which our equity securities are authorized for issuance to employees or directors (not including our tax qualified pension plans): the Principal Financial Group, Inc. 2021 Stock Incentive Plan and the Principal Financial Group, Inc. Employee Stock Purchase Plan. The following table shows the number of shares of common stock issuable upon exercise of options outstanding as of December 31, 2023, the weighted average exercise price of those options and the number of shares of common stock remaining available for future issuance as of December 31, 2023, excluding shares issuable upon exercise of outstanding options.

	(a)		(b)		(c)
Number of securities
remaining available for
	Number of securities		Weighted-average		future issuance under
	to be issued upon		exercise price of		equity compensation
	exercise of outstanding		outstanding		plans (excluding
	options, warrants		options, warrants		securities reflected
Plan Category	and rights		and rights		in column (a))
Equity compensation plans approved by our stockholders (1)	7,171,109	(2)	$55.39	(3)	24,793,763	(4)
Equity compensation plans not approved by our stockholders	—		n/a		—
(1)	The Principal Financial Group, Inc. Employee Stock Purchase Plan, the Principal Financial Group, Inc. Stock Incentive Plan and the Principal Financial Group, Inc. Directors Stock Plan were each approved by our sole stockholder, Principal Mutual Holding Company, prior to our initial public offering of common stock on October 22, 2001. Subsequently, the Principal Financial Group, Inc. 2005 Stock Incentive Plan and the Principal Financial Group, Inc. 2005 Directors Stock Plan were each approved by our stockholders on May 17, 2005. An amendment to the Principal Financial Group, Inc. Employee Stock Purchase Plan to increase the number of shares available for issuance under the plan was approved on May 19, 2009. On May 18, 2010, our shareholders approved the 2010 Stock Incentive Plan, which replaced the 2005 Stock Incentive Plan. The 2010 Stock Incentive Plan was subsequently renamed the Amended and Restated 2010 Stock Incentive Plan. On May 20, 2014, our shareholders approved the Principal Financial Group, Inc. 2014 Stock Incentive Plan and the Principal Financial Group, Inc. 2014 Directors Stock Plan. On May 19, 2020, our shareholders approved the Principal Financial Group, Inc. 2020 Directors Stock Plan. On May 18, 2021, our shareholders approved the Principal Financial Group, Inc. 2021 Stock Incentive Plan.
(2)	Includes 2,809,658 options outstanding under the employee stock incentive plans, 843,965 performance shares under the employee stock incentive plans, 3,268,674 restricted stock units under the employee stock incentive plans, 179,816 restricted stock units under the directors stock plans and 68,996 other stock-based awards under the director stock plans for obligations under the Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc.
(3)	The weighted-average exercise price relates only to outstanding stock options, not to outstanding performance shares, restricted stock units or other stock-based awards.
(4)	This number includes 2,971,119 shares remaining for issuance under the Employee Stock Purchase Plan and 21,822,644 shares available for issuance in respect of future awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards under the 2021 Stock Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 pertaining to certain relationships and related transactions is set forth in the Proxy Statement under the captions, “Corporate Governance — Director Independence,” and “Corporate Governance — Certain Relationships and Related Party Transactions,” and is incorporated herein by reference.

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
4.3.3

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
4.3.5

Ninth Supplemental Indenture (including the form of 3.100% Senior Note due 2026), dated as of November 10, 2016, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee, relating to the 3.100% Senior Notes due 2026

		8-K	November 10, 2016
4.3.6

Tenth Supplemental Indenture (including the form of 4.300% Senior Note due 2046), dated as of November 10, 2016, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee, relating to the 4.300% Senior Notes due 2046

		8-K	November 10, 2016
4.3.7	Guarantee from Principal Financial Services, Inc. with respect to the 4.625% Senior Notes due 2042	8-K	September 10, 2012
4.3.8	Guarantee from Principal Financial Services, Inc. with respect to the 3.125% Senior Notes due 2023	8-K	November 16, 2012
4.3.9	Guarantee from Principal Financial Services, Inc. with respect to the 4.350% Senior Notes due 2043	8-K	November 16, 2012
4.3.10	Guarantee from Principal Financial Services, Inc. with respect to the 3.400% Senior Notes due 2025	8-K	May 7, 2015
4.3.11	Guarantee from Principal Financial Services, Inc. with respect to the 3.100% Senior Notes due 2026	8-K	November 10, 2016
4.3.12	Guarantee from Principal Financial Services, Inc. with respect to the 4.300% Senior Notes due 2046	8-K	November 10, 2016
4.3.13

Thirteenth Supplemental Indenture (including the form of 3.700% Senior Note due 2029), dated as of May 10, 2019, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee, relating to the 3.700% Senior Notes due 2029

		8-K	May 10, 2019
4.3.14	Guarantee from Principal Financial Services, Inc. with respect to the 3.700% Senior Notes due 2029	8-K	May 10, 2019
4.3.15

Fourteenth Supplemental Indenture (including the form of 2.125% Senior Note due 2030), dated as of June 12, 2020, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee, relating to the 2.125% Senior Notes due 2030

		8-K	June 12, 2020

Incorporated by reference herein
Exhibit Number	Description	Form	File Date

4.3.16	Guarantee of Principal Financial Services, Inc. with respect to the 2.125% Senior Notes due 2030	8-K	June 12, 2020
4.3.17

Fifteenth Supplemental Indenture (including the form of 5.375% Senior Note due 2033), dated as of March 8, 2023, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee, relating to the 5.375% Senior Notes due 2033

		8-K	March 8, 2023
4.3.18

Sixteenth Supplemental Indenture (including the form of 5.500% Senior Note due 2053), dated as of March 8, 2023, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, as trustee, relating to the 5.500% Senior Notes due 2053

		8-K	March 8, 2023
4.3.19	Guarantee of Principal Financial Services, Inc. with respect to the 5.375% Senior Notes due 2033	8-K	March 8, 2023
4.3.20	Guarantee of Principal Financial Services, Inc. with respect to the 5.500% Senior Notes due 2053	8-K	March 8, 2023
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

		10-Q	May 4, 2006
10.11.1	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change-of-Control Employment Agreement (Tier One Executives)	8-K	December 2, 2008
10.11.2	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change of Control Employment Agreement (Tier One Executives), effective December 31, 2010	10-K	February 16, 2011
10.11.3	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change of Control Employment Agreement, effective December 18, 2021	10-K	February 11,2022
10.12	Form of Principal Financial Group, Inc. Indemnification Agreement	8-K	December 2, 2008
10.12.1	Form of Principal Financial Group, Inc. Indemnification Agreement dated as of June 9, 2016.	10-Q	August 3, 2016
10.13	Compensatory Arrangement, dated as of March 14, 2002, between Principal Life Insurance Company and James P. McCaughan	10-Q	May 10, 2002
10.14	The Principal Severance Plan for Senior Executives, restated effective March 1, 2009	10-Q	May 6, 2009
10.14.1	The Principal Financial Group, Inc. Executive Severance Plan effective September 1, 2021	10-Q	October 28, 2021
10.15	The Principal Financial Group Nonqualified Defined Benefit Plan for Employees.	10-Q	August 3, 2016
4.5	Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934
10.1.8	Principal Financial Group, Inc. 2021 Stock Incentive Plan, as amended and restated effective November 20, 2023
21	Principal Financial Group, Inc. Member Companies as of December 31, 2023
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Daniel J. Houston
31.2	Certification of Deanna D. Strable-Soethout
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Daniel J. Houston
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Deanna D. Strable-Soethout
97	Principal Financial Group, Inc. Mandatory Compensation Recovery Policy
101

The following materials from Principal Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, (vii) Schedule I — Summary of Investments — Other Than Investments in Related Parties, (viii) Schedule II — Condensed Financial Information of Registrant (Parent Only), (ix) Schedule III — Supplementary Insurance Information and (x) Schedule IV — Reinsurance

104	The cover page from Principal Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in iXBRL and contained in Exhibit 101.

Paper copies of exhibits will be provided to shareholders upon reasonable request and upon payment of reasonable copying and mailing expenses.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: February 20, 2024	By	/s/ DEANNA D. STRABLE-SOETHOUT Deanna D. Strable-Soethout Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 20, 2024

By	/s/ DANIEL J. HOUSTON	By	/S/ H. ELIZABETH MITCHELL
	Daniel J. Houston		H. Elizabeth Mitchell
	Chairman, President, Chief Executive Officer and		Director
Director

By	/s/ DEANNA D. STRABLE-SOETHOUT	By	/S/ CLAUDIO N. MURUZABAL
	Deanna D. Strable-Soethout		Claudio N. Muruzabal
	Executive Vice President and Chief		Director
Financial Officer (Principal Financial Officer and
Principal Accounting Officer)

By	/s/ JONATHAN S. AUERBACH	By	/S/ DIANE C. NORDIN
	Jonathan S. Auerbach		Diane C. Nordin
	Director		Director

By	/s/ MARY E. BEAMS	By	/S/ BLAIR C. PICKERELL
	Mary E. Beams		Blair C. Pickerell
	Director		Director

By	/s/ JOCELYN CARTER-MILLER	By	/s/ CLARE S. RICHER
	Jocelyn Carter-Miller		Clare S. Richer
	Director		Director

By	/s/ ROGER C. HOCHSCHILD	By	/s/ ALFREDO RIVERA
	Roger C. Hochschild		Alfredo Rivera
	Director		Director

By	/s/ SCOTT M. MILLS
Scott M. Mills
Director

Schedule I - Summary of Investments - Other Than Investments in Related Parties

December 31, 2023

			Amount as
			shown in the
			consolidated
			statement of
		Fair	financial
Type of Investment	Cost	value	position

	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,745.3	$1,528.8	$1,528.8
States, municipalities and political subdivisions	7,566.4	6,676.8	6,676.8
Foreign governments	550.3	507.9	507.9
Public utilities	5,532.7	5,039.6	5,039.6
Redeemable preferred stock	225.4	208.4	208.4
All other corporate bonds	32,673.2	30,562.0	30,562.0
Residential mortgage-backed pass-through securities	3,199.7	3,061.1	3,061.1
Commercial mortgage-backed securities	5,428.6	4,775.5	4,775.5
Collateralized debt obligations	5,386.0	5,403.7	5,403.7
Other debt obligations	8,473.8	7,909.3	7,909.3
Total fixed maturities, available-for-sale	70,781.4	65,673.1	65,673.1
Fixed maturities, trading	836.2	836.2	836.2
Equity securities:
Banks, trust and insurance companies	340.0	340.0	340.0
Industrial, miscellaneous and all other	858.9	858.9	858.9
Other corporate	160.1	160.1	160.1
Non-redeemable preferred stock	119.1	119.1	119.1
Total equity securities	1,478.1	1,478.1	1,478.1
Mortgage loans	20,142.8	XXXX	20,142.8
Real estate, net:
Real estate acquired in satisfaction of debt	1.9	XXXX	1.9
Other real estate	2,343.4	XXXX	2,343.4
Policy loans	809.3	XXXX	809.3
Other investments	7,035.6	XXXX	7,035.6
Total investments	$103,428.7	XXXX	$98,320.4

Schedule II - Condensed Financial Information of Registrant (Parent Only)

Statements of Financial Position

	December 31,
	2023	2022
		(As recast)
	(in millions)
Assets
Fixed maturities, available-for-sale	$15.6	$17.1
Other investments	11.5	12.0
Cash and cash equivalents	270.7	492.5
Income taxes currently receivable	11.9	—
Deferred income taxes	292.7	297.1
Amounts receivable from subsidiaries	15.0	14.6
Other assets	17.4	12.6
Investment in unconsolidated entities	14,595.7	13,423.7
Total assets	$15,230.5	$14,269.6

Liabilities
Long-term debt	$3,927.9	$3,929.2
Accrued investment payable	30.6	24.7
Income taxes currently payable	—	2.4
Pension liability	343.6	332.7
Other liabilities	12.4	3.9
Total liabilities	4,314.5	4,292.9

Stockholders’ equity
Common stock, par value $0.01 per share; 2,500,000,000 shares authorized; 492,279,405 and 489,809,564 shares issued as of 2023 and 2022; 236,438,294 and 243,549,782 shares outstanding as of 2023 and 2022	4.9	4.9
Additional paid-in capital	10,908.6	10,740.4
Retained earnings	16,683.5	16,697.3
Accumulated other comprehensive loss	(5,345.3)	(6,879.0)
Treasury stock, at cost (255,841,111 and 246,259,782 shares as of 2023 and 2022)	(11,335.7)	(10,586.9)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	10,916.0	9,976.7
Total liabilities and stockholders’ equity	$15,230.5	$14,269.6

See accompanying notes.

Statements of Operations

	For the year ended December 31,
	2023	2022	2021
		(As recast)	(As recast)
	(in millions)
Revenues
Net investment income	$14.7	$16.7	$18.5
Net realized capital losses	—	(53.6)	(14.9)
Total revenues	14.7	(36.9)	3.6

Expenses
Other operating costs and expenses	224.0	188.8	160.9
Total expenses	224.0	188.8	160.9

Loss before income taxes	(209.3)	(225.7)	(157.3)
Income tax benefits	(44.7)	(33.8)	(35.6)
Equity in the net income of subsidiaries	787.8	4,948.8	1,701.9

Net income attributable to Principal Financial Group, Inc.	$623.2	$4,756.9	$1,580.2

See accompanying notes.

Statements of Cash Flows

	For the year ended December 31,
	2023	2022	2021
		(As recast)	(As recast)
	(in millions)
Operating activities
Net income	$623.2	$4,756.9	$1,580.2
Adjustments to reconcile net income to net cash used in operating activities:
Net realized capital losses	—	53.6	14.9
Stock-based compensation	1.7	1.7	1.6
Equity in the net income of subsidiaries	(787.8)	(4,948.8)	(1,701.9)
Changes in:
Net cash flows for trading securities and equity securities with operating intent	—	99.9	66.1
Current and deferred income tax benefits	(10.7)	(2.5)	(4.8)
Other	27.0	(30.1)	(34.4)
Net cash used in operating activities	(146.6)	(69.3)	(78.3)
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	—	—	(462.3)
Sales	—	935.9	—
Maturities	1.9	52.7	190.2
Net purchases of property and equipment	(0.1)	(0.1)	(0.1)
Net change in other investments	0.6	14.3	46.7
Dividends and returns of capital received from unconsolidated entities	1,239.0	1,660.3	1,826.3
Net cash provided by investing activities	1,241.4	2,663.1	1,600.8
Financing activities
Issuance of common stock	57.8	181.7	86.7
Acquisition of treasury stock	(740.4)	(1,661.0)	(937.2)
Dividends to common stockholders	(625.5)	(642.3)	(654.1)
Principal repayments of long-term debt	(700.0)	(300.0)	—
Issuance of long-term debt	691.5	—	—
Net cash used in financing activities	(1,316.6)	(2,421.6)	(1,504.6)

Net increase (decrease) in cash and cash equivalents	(221.8)	172.2	17.9
Cash and cash equivalents at beginning of year	492.5	320.3	302.4

Cash and cash equivalents at end of year	$270.7	$492.5	$320.3

See accompanying notes.

(1)   Basis of Presentation

The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of Principal Financial Group, Inc.

On January 1, 2023, we adopted the guidance commonly referred to as long-duration targeted improvements (“LDTI”), which updates certain requirements in the accounting for the long-duration insurance and annuity contracts. The guidance was applied as of the January 1, 2021, transition date. As such, results for 2022 and 2021 have been recast and are also presented under the new LDTI guidance.

In the parent company only financial statements, our investment in unconsolidated entities is stated at cost plus equity in undistributed earnings of subsidiaries.

Principal Financial Group, Inc. sponsors nonqualified benefit plans for select employees and agents and is responsible for the obligations of these plans. Nonqualified plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The invested assets and benefit plan liabilities reported in the statements of financial position exclude amounts held in these trusts. The Rabbi trusts had $896.1 million and $852.3 million of plan assets and $724.9 million and $691.8 million of benefit plan liabilities as of December 31, 2023 and 2022, respectively.

(2)   Dividends and Returns of Capital Received from Unconsolidated Entities

The parent company received cash dividends and returns of capital totaling $1,239.0 million, $1,660.3 million and $1,826.3 million from subsidiaries in 2023, 2022 and 2021, respectively.

Schedule III - Supplementary Insurance Information

As of December 31, 2023 and 2022 and for each of the years ended December 31, 2023, 2022 and 2021

				Contractholder
	Deferred		Future policy	and other	Market risk
	acquisition	Market risk	benefits and	policyholder	benefit
Segment	costs	benefit asset	claims	funds	liability

	(in millions)
2023:
Retirement and Income Solutions	$918.9	$153.4	$29,161.9	$34,399.6	$111.9
Principal Asset Management	7.7	—	4,595.6	507.8	21.3
Benefits and Protection	3,023.9	—	12,888.3	7,870.8	—
Corporate	—	—	180.7	(360.3)	—
Total	$3,950.5	$153.4	$46,826.5	$42,417.9	$133.2

2022 (As recast):
Retirement and Income Solutions	$930.0	$109.2	$26,651.8	$35,338.0	$181.4
Principal Asset Management	8.8	—	5,043.8	915.2	26.0
Benefits and Protection	3,009.2	—	11,411.6	7,844.2	—
Corporate	—	—	206.8	(360.6)	—
Total	$3,948.0	$109.2	$43,314.0	$43,736.8	$207.4

Schedule III - Supplementary Insurance Information - (continued)

As of December 31, 2023 and 2022 and for each of the years ended December 31, 2023, 2022 and 2021

				Liability for
				future policy	Market risk	Amortization of
	Premiums and	Net	Benefits, claims	benefits	benefit	deferred	Other
	other	investment	and settlement	remeasurement	remeasurement	acquisition	operating
Segment	considerations	income (1)	expenses	(gain) loss	(gain) loss	costs	expenses (1)

	(in millions)
2023:
Retirement and Income Solutions	$2,935.0	$2,674.3	$4,653.5	$(68.5)	$33.7	$95.8	$1,590.7
Principal Asset Management	29.0	628.6	477.6	0.9	(4.6)	1.1	1,544.2
Benefits and Protection	3,521.4	549.5	2,647.7	16.0	—	292.9	1,088.0
Corporate	(14.5)	239.5	9.4	—	—	—	459.4
Total	$6,470.9	$4,091.9	$7,788.2	$(51.6)	$29.1	$389.8	$4,682.3

2022 (As recast):
Retirement and Income Solutions	$1,959.7	$2,252.2	$3,328.1	$(14.9)	$131.2	$101.0	$1,601.4
Principal Asset Management	77.7	840.6	725.9	(4.7)	(5.9)	1.1	1,502.1
Benefits and Protection	3,306.5	564.2	2,553.7	(244.9)	—	284.8	1,027.5
Corporate	(4.2)	181.5	23.6	—	—	—	444.3
Total	$5,339.7	$3,838.5	$6,631.3	$(264.5)	$125.3	$386.9	$4,575.3

2021 (As recast):
Retirement and Income Solutions	$1,883.6	$2,674.4	$3,547.3	$(3.8)	$114.1	$107.1	$1,712.6
Principal Asset Management	127.5	659.1	636.4	(4.9)	(15.8)	1.2	1,570.7
Benefits and Protection	2,830.4	917.1	3,069.3	4.3	—	265.1	996.4
Corporate	—	179.0	5.2	—	—	—	416.9
Total	$4,841.5	$4,429.6	$7,258.2	$(4.4)	$98.3	$373.4	$4,696.6
(1)	Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates. Reported operating results would change by segment if different methods were applied.

Schedule IV - Reinsurance

As of December 31, 2023, 2022 and 2021 and for each of the years then ended

					Percentage
		Ceded to	Assumed		of amount
	Gross	other	from other		assumed
	amount	companies	companies	Net amount	to net

	($ in millions)
2023:
Life insurance in force	$717,991.5	$230,126.5	$446.6	$488,311.6	0.1%

Premiums:
Life insurance and annuities	$4,384.6	$335.1	$0.9	$4,050.4	—%
Accident and health insurance	2,576.7	156.2	—	2,420.5	—%
Total	$6,961.3	$491.3	$0.9	$6,470.9	—%

2022:
Life insurance in force	$692,200.8	$223,416.6	$627.4	$469,411.6	0.1%

Premiums:
Life insurance and annuities	$3,402.7	$298.6	$1.0	$3,105.1	—%
Accident and health insurance	2,392.4	157.8	—	2,234.6	—%
Total	$5,795.1	$456.4	$1.0	$5,339.7	—%

2021:
Life insurance in force	$667,509.8	$383,937.7	$787.8	$284,359.9	0.3%

Premiums:
Life insurance and annuities	$3,314.3	$494.9	$1.5	$2,820.9	0.1%
Accident and health insurance	2,176.3	155.7	—	2,020.6	—%
Total	$5,490.6	$650.6	$1.5	$4,841.5	—%