Form 10-Q
period 2024-06-30
PRINCIPAL FINANCIAL GROUP INC
filed 2024-07-31
CIK 1126328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of July 23, 2024, was 231,583,716.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.

Condensed Consolidated Statements of Financial Position

	June 30,	December 31,
	2024	2023
	(Unaudited)
	(in millions)
Assets
Fixed maturities, available-for-sale (1)	$65,768.8	$65,673.1
Fixed maturities, trading (2024 and 2023 include $159.1 million and $81.2 million related to consolidated variable interest entities)	786.1	836.2
Equity securities (2024 and 2023 include $371.5 million and $394.4 million related to consolidated variable interest entities)	1,512.8	1,478.1
Mortgage loans (2024 and 2023 include $833.6 million and $871.9 million related to consolidated variable interest entities)	20,253.1	20,142.8
Real estate (2024 and 2023 include $878.7 million and $779.1 million related to consolidated variable interest entities)	2,433.4	2,345.3
Policy loans	818.2	809.3
Other investments (2024 and 2023 include $611.2 million and $596.4 million related to consolidated variable interest entities and $171.6 million and $163.2 million measured at fair value under the fair value option)	7,584.9	7,035.6
Total investments	99,157.3	98,320.4
Cash and cash equivalents (2024 and 2023 include $100.5 million and $83.6 million related to consolidated variable interest entities)	4,816.6	4,707.7
Accrued investment income	822.7	786.2
Reinsurance recoverable and deposit receivable	19,734.8	20,611.7
Premiums due and other receivables	3,989.9	3,998.8
Deferred acquisition costs	3,972.9	3,950.5
Market risk benefit asset	212.3	153.4
Property and equipment	805.9	938.4
Goodwill	1,569.8	1,608.5
Other intangibles	1,419.0	1,469.8
Separate account assets (2024 and 2023 include $32,849.7 million and $34,688.3 million related to consolidated variable interest entities)	171,399.8	167,605.6
Other assets	876.3	895.7
Total assets	$308,777.3	$305,046.7
Liabilities
Contractholder funds	$41,681.3	$41,501.1
Future policy benefits and claims	46,987.8	46,826.5
Market risk benefit liability	69.3	133.2
Other policyholder funds	887.4	916.8
Short-term debt	49.9	61.1
Long-term debt	3,932.2	3,930.9
Income taxes currently payable	10.4	11.9
Deferred income taxes	1,739.7	1,613.3
Separate account liabilities (2024 and 2023 include $32,849.7 million and $34,688.3 million related to consolidated variable interest entities)	171,399.8	167,605.6
Funds withheld payable	18,554.6	19,629.5
Other liabilities (2024 and 2023 include $88.1 million and $87.7 million related to consolidated variable interest entities)	12,128.5	11,606.2
Total liabilities	297,440.9	293,836.1

Redeemable noncontrolling interest (2024 and 2023 include $252.7 million and $226.4 million related to consolidated variable interest entities)	277.4	248.9

Stockholders’ equity
Common stock, par value $0.01 per share; 2,500,000,000 shares authorized; 494,114,341 and 492,279,405 shares issued as of 2024 and 2023; 232,293,387 and 236,438,294 shares outstanding as of 2024 and 2023	4.9	4.9
Additional paid-in capital	11,005.5	10,908.6
Retained earnings	17,235.3	16,683.5
Accumulated other comprehensive loss	(5,411.8)	(5,345.3)
Treasury stock, at cost; 261,820,954 and 255,841,111 shares as of 2024 and 2023	(11,820.5)	(11,335.7)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	11,013.4	10,916.0
Noncontrolling interest	45.6	45.7
Total stockholders’ equity	11,059.0	10,961.7
Total liabilities and stockholders’ equity	$308,777.3	$305,046.7
(1)	See Note 3, Investments, for further details relating to the amortized cost of fixed maturities, available-for-sale.

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions, except per share data)
Revenues
Premiums and other considerations	$1,926.6	$1,492.7	$3,611.2	$2,941.3
Fees and other revenues	1,061.4	1,017.6	2,114.3	2,012.9
Net investment income	1,086.1	988.1	2,158.3	1,974.8
Net realized capital losses (1)	(15.2)	(72.8)	(16.1)	(138.8)
Net realized capital gains on funds withheld assets (1)	19.0	37.8	66.5	118.8
Change in fair value of funds withheld embedded derivative	232.9	93.9	429.9	(532.7)
Total revenues	4,310.8	3,557.3	8,364.1	6,376.3
Expenses
Benefits, claims and settlement expenses	2,077.9	1,834.1	4,147.6	3,608.0
Liability for future policy benefits remeasurement (gain) loss	444.8	0.7	443.1	(4.9)
Market risk benefit remeasurement gain	(0.4)	(6.9)	(14.9)	(9.8)
Dividends to policyholders	23.9	23.1	53.2	46.3
Operating expenses	1,320.7	1,252.7	2,664.1	2,495.6
Total expenses	3,866.9	3,103.7	7,293.1	6,135.2
Income before income taxes	443.9	453.6	1,071.0	241.1
Income taxes (benefits)	87.1	59.9	182.2	(18.1)
Net income	356.8	393.7	888.8	259.2
Net income attributable to noncontrolling interest	3.7	4.9	3.2	10.5
Net income attributable to Principal Financial Group, Inc.	$353.1	$388.8	$885.6	$248.7

Earnings per common share
Basic earnings per common share	$1.51	$1.60	$3.77	$1.02

Diluted earnings per common share	$1.49	$1.58	$3.72	$1.01
(1)	Includes realized and unrealized gains (losses). See Note 3, Investments, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions)
Net income	$356.8	$393.7	$888.8	$259.2
Other comprehensive income (loss), net:
Net unrealized gains (losses) on available-for-sale securities	(520.8)	(542.4)	(879.4)	535.7
Net unrealized gains (losses) on derivative instruments	24.0	(5.8)	41.5	(5.8)
Liability for future policy benefits discount rate remeasurement gain (loss)	393.5	509.2	948.2	(31.7)
Market risk benefit nonperformance risk remeasurement gain (loss)	1.1	(5.6)	(7.6)	0.4
Foreign currency translation adjustment	(55.1)	9.9	(176.1)	142.0
Net unrecognized postretirement benefit obligation	1.8	(9.1)	5.3	(5.3)
Other comprehensive income (loss)	(155.5)	(43.8)	(68.1)	635.3
Comprehensive income	201.3	349.9	820.7	894.5
Comprehensive income attributable to noncontrolling interest	3.9	5.0	1.6	12.0
Comprehensive income attributable to Principal Financial Group, Inc.	$197.4	$344.9	$819.1	$882.5

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders’
	stock	capital	earnings	loss	stock	interest	equity

	(in millions)
Balances as of April 1, 2023	$4.9	$10,790.9	$16,398.8	$(6,201.3)	$(10,775.4)	$42.9	$10,260.8
Common stock issued	—	13.6	—	—	—	—	13.6
Stock-based compensation	—	28.0	(2.8)	—	—	—	25.2
Treasury stock acquired, common	—	—	—	—	(101.6)	—	(101.6)
Dividends to common stockholders	—	—	(154.9)	—	—	—	(154.9)
Distributions to noncontrolling interest	—	—	—	—	—	(1.3)	(1.3)
Contributions from noncontrolling interest	—	—	—	—	—	2.5	2.5
Adjustments to redemption amount of redeemable noncontrolling interest	—	(0.6)	—	—	—	(0.1)	(0.7)
Net income (1)	—	—	388.8	—	—	1.3	390.1
Other comprehensive loss (1)	—	—	—	(43.9)	—	(0.3)	(44.2)
Balances as of June 30, 2023	$4.9	$10,831.9	$16,629.9	$(6,245.2)	$(10,877.0)	$45.0	$10,389.5

Balances as of April 1, 2024	$4.9	$10,954.1	$17,050.6	$(5,256.1)	$(11,568.0)	$44.9	$11,230.4
Common stock issued	—	21.0	—	—	—	—	21.0
Stock-based compensation	—	30.0	(3.2)	—	—	0.2	27.0
Treasury stock acquired, common	—	—	—	—	(252.5)	—	(252.5)
Dividends to common stockholders	—	—	(165.2)	—	—	—	(165.2)
Distributions to noncontrolling interest	—	—	—	—	—	(1.9)	(1.9)
Contributions from noncontrolling interest	—	—	—	—	—	0.8	0.8
Purchase of subsidiary shares from noncontrolling interest (1)	—	(0.4)	—	—	—	—	(0.4)
Adjustments to redemption amount of redeemable noncontrolling interest	—	0.8	—	—	—	0.2	1.0
Net income (1)	—	—	353.1	—	—	0.9	354.0
Other comprehensive loss (1)	—	—	—	(155.7)	—	0.5	(155.2)
Balances as of June 30, 2024	$4.9	$11,005.5	$17,235.3	$(5,411.8)	$(11,820.5)	$45.6	$11,059.0
(1)	Excludes amounts attributable to redeemable noncontrolling interest. See Note 14, Stockholders’ Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity - continued
(Unaudited)

				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders’
	stock	capital	earnings	loss	stock	interest	equity

	(in millions)
Balances as of January 1, 2023	$4.9	$10,740.4	$16,697.3	$(6,879.0)	$(10,586.9)	$41.1	$10,017.8
Common stock issued	—	33.4	—	—	—	—	33.4
Stock-based compensation	—	59.4	(5.7)	—	—	0.1	53.8
Treasury stock acquired, common	—	—	—	—	(290.1)	—	(290.1)
Dividends to common stockholders	—	—	(310.4)	—	—	—	(310.4)
Distributions to noncontrolling interest	—	—	—	—	—	(3.4)	(3.4)
Contributions from noncontrolling interest	—	—	—	—	—	3.9	3.9
Purchase of subsidiary shares from noncontrolling interest (1)	—	(1.2)	—	—	—	—	(1.2)
Adjustments to redemption amount of redeemable noncontrolling interest	—	(0.1)	—	—	—	—	(0.1)
Net income (1)	—	—	248.7	—	—	2.4	251.1
Other comprehensive income (1)	—	—	—	633.8	—	0.9	634.7
Balances as of June 30, 2023	$4.9	$10,831.9	$16,629.9	$(6,245.2)	$(10,877.0)	$45.0	$10,389.5

Balances as of January 1, 2024	$4.9	$10,908.6	$16,683.5	$(5,345.3)	$(11,335.7)	$45.7	$10,961.7
Common stock issued	—	33.9	—	—	—	—	33.9
Stock-based compensation	—	64.3	(6.2)	—	—	0.3	58.4
Treasury stock acquired, common	—	—	—	—	(484.8)	—	(484.8)
Dividends to common stockholders	—	—	(327.6)	—	—	—	(327.6)
Distributions to noncontrolling interest	—	—	—	—	—	(4.4)	(4.4)
Contributions from noncontrolling interest	—	—	—	—	—	2.9	2.9
Purchase of subsidiary shares from noncontrolling interest (1)	—	(0.4)	—	—	—	—	(0.4)
Adjustments to redemption amount of redeemable noncontrolling interest	—	(0.9)	—	—	—	(0.2)	(1.1)
Net income (1)	—	—	885.6	—	—	2.4	888.0
Other comprehensive loss (1)	—	—	—	(66.5)	—	(1.1)	(67.6)
Balances as of June 30, 2024	$4.9	$11,005.5	$17,235.3	$(5,411.8)	$(11,820.5)	$45.6	$11,059.0

(1)Excludes amounts attributable to redeemable noncontrolling interest. See Note 14, Stockholders’ Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended
	June 30,
	2024	2023

	(in millions)
Net cash provided by operating activities	$2,015.9	$1,797.8
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(5,719.3)	(6,403.2)
Sales	1,817.1	3,233.1
Maturities	2,944.1	2,601.8
Mortgage loans acquired or originated	(1,032.5)	(946.5)
Mortgage loans sold or repaid	836.2	938.7
Real estate acquired	(70.9)	(95.2)
Real estate sold	104.0	1.3
Net purchases of property and equipment	(34.7)	(52.3)
Net change in other investments	(475.0)	(360.1)
Net cash used in investing activities	(1,631.0)	(1,082.4)
Financing activities
Issuance of common stock	33.9	33.4
Acquisition of treasury stock	(484.5)	(288.9)
Payments for financing element derivatives	(21.2)	(20.4)
Purchase of subsidiary shares from noncontrolling interest	(1.0)	(2.8)
Dividends to common stockholders	(327.6)	(310.4)
Issuance of long-term debt	—	691.5
Principal repayments of long-term debt	—	(701.2)
Net repayments of short-term borrowings	(6.7)	(59.2)
Investment contract deposits	5,565.0	4,806.9
Investment contract withdrawals	(5,469.7)	(5,206.1)
Net increase (decrease) in banking operation deposits	435.5	(432.4)
Other	0.3	0.1
Net cash used in financing activities	(276.0)	(1,489.5)
Net increase (decrease) in cash and cash equivalents	108.9	(774.1)
Cash and cash equivalents at beginning of period	4,707.7	4,848.0
Cash and cash equivalents at end of period	$4,816.6	$4,073.9

Supplemental disclosure of non-cash activities:
Asset changes resulting from deconsolidation of residential whole loan securitizations:
Decrease in mortgage loans	$—	$(294.5)
Increase in fixed maturities, available-for-sale	—	227.4
Increase in fixed maturities, trading	—	8.4
Assets received in kind for pension risk transfer transactions	405.0	—

See accompanying notes.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2024
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

Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ended December 31, 2024, especially when considering risks and uncertainties that may impact our business, results of operations, financial condition and liquidity. Our use of estimates and assumptions affect amounts reported and disclosed and includes, but is not limited to, the fair value of investments in the absence of quoted market values, investment impairments and valuation allowances, the fair value of derivatives, the fair value of market risk benefits (“MRBs”), funds withheld embedded derivative, deferred acquisition costs (“DAC”) and other actuarial balances, measurement of goodwill and intangible assets, the liability for future policy benefits and claims, the value of pension and other postretirement benefits and accounting for income taxes and the valuation of deferred tax assets. Our estimates and assumptions could change in the future. Our results of operations and financial condition may also be impacted by other uncertainties including evolving regulatory, legislative and standard-setter accounting interpretations and guidance.

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
June 30, 2024
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

December 31, 2024

We are currently evaluating the impact this guidance will have on our notes to the consolidated financial statements. The disclosure changes are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024, and must be applied retrospectively.

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
June 30, 2024
(Unaudited)

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters
4.
Additional disclosures are required, including disaggregated rollforwards of significant insurance liabilities and other account balances as well as disclosures about significant inputs, judgments, assumptions and methods used in measurement.

The guidance for the liability for future policy benefits for traditional and limited-payment contracts and DAC was applied on a modified retrospective basis; that is, to contracts in force as of the beginning of the earliest period presented (January 1, 2021, also referred to as the transition date) based on their existing carrying amounts. An entity could elect to apply the changes retrospectively. The guidance for MRBs was applied retrospectively.

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
June 30, 2024
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
June 30, 2024
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

●	Retirement and Income Solutions:
o	Workplace savings and retirement solutions – Group annuity contracts offered to the plan sponsors of defined contribution plans or defined benefit plans
o	Individual variable annuities – Variable deferred annuities and registered index-linked annuities (“RILAs”) offered to individuals for both qualified and nonqualified retirement savings
o	Pension risk transfer – Single premium group annuities offered to pension plan sponsors and other institutions
o	Individual fixed deferred annuities – An exited business that offered single premium deferred annuity contracts and flexible premium deferred annuities (“FPDAs”) to individuals for both qualified and nonqualified retirement savings
o	Individual fixed income annuities – An exited business that offered single premium immediate annuities (“SPIAs”) and deferred income annuities (“DIAs”) to individuals for both qualified and nonqualified retirement savings; also includes supplementary contracts generated by annuitizations from other individual product lines
o	Investment only – Primarily guaranteed investment contracts (“GICs”) and funding agreements offered to retirement plan sponsors and other institutions
●	Principal Asset Management – Principal International
o	Latin America:
◾	Individual fixed income annuities – SPIAs offered to individuals
◾	Pension – Certain retirement accumulation products where the segregated funds and associated obligation to the client are consolidated within our financial statements as separate account assets and liabilities and are only in the scope of LDTI disclosures for separate accounts
o	Asia:
◾	Guaranteed pension – Pension savings schemes offered to both employers and employees, which were closed in the fourth quarter of 2023 and the second quarter of 2024
●	Benefits and Protection – Specialty Benefits:
o	Individual disability – Disability insurance providing protection to individuals and/or business owners
●	Benefits and Protection – Life Insurance:
o	Universal life – Universal life, variable universal life and indexed universal life insurance products offered to individuals and/or business owners, which will be collectively referred to hereafter as “universal life” contracts; includes our exited universal life insurance with secondary guarantee (“ULSG”) business
o	Term life – Term life insurance products offered to individuals and/or business owners
o	Participating life – Participating life insurance contracts offered to individuals, some of which are part of a closed block of business and are only in the scope of LDTI disclosures for DAC
●	Corporate:
o	Long-term care insurance – A closed block of long-term care insurance that is fully reinsured, which was offered on both a group and individual basis.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

2. Variable Interest Entities

We have relationships with various types of entities which may be VIEs. Certain VIEs are consolidated in our financial results. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Consolidation” for further details of our consolidation accounting policies. We did not provide financial or other support to investees designated as VIEs for the periods ended June 30, 2024 and December 31, 2023.

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

Principal International Hong Kong offers retirement pension schemes in which we provide trustee, administration and asset management services to employers and employees under the Hong Kong Mandatory Provident Fund and Occupational Retirement Schemes Ordinance pension schemes. The Occupational Retirement Schemes Ordinance pension scheme has various guaranteed and non-guaranteed constituent funds, or investment options, in which customers can invest their money. The guaranteed funds provide either a guaranteed rate of return to the customer or a minimum guarantee on withdrawals under certain qualifying events. We determined the guaranteed funds are VIEs due to the fact the equity holders, as a group, lack the obligation to absorb expected losses due to the guarantee we provide. We concluded we are the primary beneficiary because we have the power to make decisions and to receive benefits and the obligation to absorb losses that could be potentially significant to the VIE. Therefore, we consolidate the underlying assets and liabilities of the funds and present as separate accounts or within the general account, depending on the terms of the guarantee. The guaranteed constituent funds offered under the Hong Kong Mandatory Provident Fund and the Occupational Retirement Schemes Ordinance were closed in the fourth quarter of 2023 and the second quarter of 2024, respectively.

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
June 30, 2024
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
June 30, 2024
(Unaudited)

Assets and Liabilities of Consolidated Variable Interest Entities

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	June 30, 2024		December 31, 2023
	Total	Total	Total	Total
	assets	liabilities	assets	liabilities

	(in millions)
Mandatory retirement savings funds (1)	$33,178.0	$32,849.7	$35,034.4	$34,688.3
Real estate (2)	920.3	56.0	829.1	63.0
Sponsored investment funds (3)	637.7	11.8	523.8	6.3
Residential mortgage loans (4)	836.4	20.3	874.7	20.9
Asset-backed limited partnership (5)	250.5	—	249.3	—
Total	$35,822.9	$32,937.8	$37,511.3	$34,778.5
(1)	The assets of the mandatory retirement savings funds primarily include separate account assets and equity securities. The liabilities primarily include separate account liabilities.
(2)	The assets of the real estate VIEs primarily include real estate, other investments and cash. Liabilities primarily include other liabilities.
(3)	The assets of sponsored investment funds are primarily fixed maturities and equity securities, certain of which are reported with other investments, and cash. The consolidated statements of financial position included a $252.7 million and $226.4 million redeemable noncontrolling interest for sponsored investment funds as of June 30, 2024 and December 31, 2023, respectively.
(4)	The assets of the residential mortgage loans VIEs primarily include residential mortgage loans. The liabilities primarily include other liabilities.
(5)	The assets of the asset-backed limited partnership VIE primarily include consumer loans, auto loans, other loans and credit facilities. These assets are reported with cash and cash equivalents, other investments and fixed maturities, trading on the consolidated statements of financial position. As of both June 30, 2024 and December 31, 2023, we did not have any unfunded commitments to the VIE. Unfunded commitments are not liabilities on our consolidated statements of financial position because we are only required to fund additional capital when called upon to do so by the investment manager.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to
	Asset carrying value	loss (1)

	(in millions)
June 30, 2024
Fixed maturities, available-for-sale:
Corporate	$322.6	$363.2
Residential mortgage-backed pass-through securities	3,329.5	3,531.5
Commercial mortgage-backed securities	4,884.1	5,402.3
Collateralized debt obligations (2)	5,873.8	5,868.7
Other debt obligations	8,327.3	9,687.3
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	9.5	9.5
Commercial mortgage-backed securities	21.1	21.1
Collateralized debt obligations (2)	0.5	0.5
Other debt obligations	201.4	201.4
Equity securities	105.0	105.0
Other investments:
Other limited partnership and fund interests (3)	2,536.6	4,485.0

December 31, 2023
Fixed maturities, available-for-sale:
Corporate	$364.9	$369.8
Residential mortgage-backed pass-through securities	3,061.1	3,199.7
Commercial mortgage-backed securities	4,775.5	5,428.6
Collateralized debt obligations (2)	5,403.7	5,465.4
Other debt obligations	7,902.2	9,002.9
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	10.4	10.4
Commercial mortgage-backed securities	53.1	53.1
Collateralized debt obligations (2)	2.0	2.0
Other debt obligations	228.4	228.4
Equity securities	110.4	110.4
Other investments:
Other limited partnership and fund interests (3)	2,091.7	3,785.9
(1)	Our risk of loss is limited to our initial investment measured at amortized cost for fixed maturities, available-for-sale, plus any unfunded commitments and/or guarantees and similar provisions for collateralized debt obligations and other debt obligations. Our risk of loss is limited to our investment measured at fair value for our fixed maturities, trading and equity securities. Our risk of loss is limited to our carrying value plus any unfunded commitments and/or guarantees and similar provisions for our other investments. A carrying value of zero is used if distributions have been received in excess of our investment, resulting in a negative carrying value for the investment. Unfunded commitments are not liabilities on our consolidated statements of financial position because we are only required to fund additional equity when called upon to do so by the general partner or investment manager.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(3)	As of June 30, 2024 and December 31, 2023, the maximum exposure to loss for other limited partnership and fund interests includes $244.4 million and $251.9 million, respectively, of debt within certain of our managed international real estate funds that is fully secured by assets whose value exceeds the amount of the debt, but also includes recourse to the investment manager.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

Money Market Funds

We are the investment manager for certain money market mutual funds. These types of funds are exempt from assessment under any consolidation model due to a scope exception for money market funds registered under Rule 2a-7 of the Investment Company Act of 1940 or similar funds. As of June 30, 2024 and December 31, 2023, money market mutual funds we manage held $4.2 billion and $3.8 billion in total assets, respectively. We have no contractual obligation to contribute to these funds; however, we provide support through the waiver of fees and through expense reimbursements. The amount of fees waived and expenses reimbursed was insignificant.

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
June 30, 2024
(Unaudited)

The amortized cost, gross unrealized gains and losses, allowance for credit loss and fair value of fixed maturities, available-for-sale were as follows:

		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit
	cost (1)	gains	losses	loss	Fair value

	(in millions)
June 30, 2024
Fixed maturities, available-for-sale:
U.S. government and agencies	$2,058.2	$6.5	$277.2	$—	$1,787.5
Non-U.S. governments	568.2	14.1	75.0	—	507.3
States and political subdivisions	7,346.2	16.1	1,067.0	—	6,295.3
Corporate	38,240.1	404.2	3,890.7	2.8	34,750.8
Residential mortgage-backed pass-through securities	3,531.5	8.5	210.5	—	3,329.5
Commercial mortgage-backed securities	5,402.3	1.1	519.3	—	4,884.1
Collateralized debt obligations (2)	5,821.4	60.9	8.5	—	5,873.8
Other debt obligations	8,929.9	34.9	624.2	0.1	8,340.5
Total fixed maturities, available-for-sale	$71,897.8	$546.3	$6,672.4	$2.9	$65,768.8

		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit
	cost (1)	gains	losses	loss	Fair value

	(in millions)
December 31, 2023
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,745.3	$19.3	$235.8	$—	$1,528.8
Non-U.S. governments	550.3	17.3	59.7	—	507.9
States and political subdivisions	7,566.4	44.3	933.9	—	6,676.8
Corporate	38,431.3	578.5	3,195.2	4.6	35,810.0
Residential mortgage-backed pass-through securities	3,199.7	26.0	164.6	—	3,061.1
Commercial mortgage-backed securities	5,428.6	1.2	654.3	—	4,775.5
Collateralized debt obligations (2)	5,386.0	44.9	27.2	—	5,403.7
Other debt obligations	8,473.8	42.1	606.5	0.1	7,909.3
Total fixed maturities, available-for-sale	$70,781.4	$773.6	$5,877.2	$4.7	$65,673.1
(1)	Amortized cost excludes accrued interest receivable of $641.8 million and $619.2 million as of June 30, 2024 and December 31, 2023, respectively.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

The amortized cost and fair value of fixed maturities, available-for-sale as of June 30, 2024, by expected maturity, were as follows:

	Amortized cost	Fair value

	(in millions)
Due in one year or less	$1,446.9	$1,442.3
Due after one year through five years	8,318.9	8,107.6
Due after five years through ten years	10,010.3	9,450.1
Due after ten years	28,436.6	24,340.9
Subtotal	48,212.7	43,340.9
Mortgage-backed and other asset-backed securities	23,685.1	22,427.9
Total	$71,897.8	$65,768.8

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
June 30, 2024
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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$2.1	$22.9	$4.2	$40.7
Gross losses	(26.9)	(46.8)	(39.0)	(74.8)
Net credit losses (1)	(0.6)	(13.1)	(3.9)	(20.8)
Hedging, net (2)	(1.6)	0.6	(5.7)	(0.6)
Fixed maturities, trading (3)	(3.9)	(4.7)	(2.3)	(5.2)
Equity securities (4)	7.9	18.3	71.1	2.7
Mortgage loans	(31.1)	(71.6)	(47.4)	(74.3)
Derivatives (2)	39.5	6.5	4.6	(36.4)
Other	(0.6)	15.1	2.3	29.9
Net realized capital losses	$(15.2)	$(72.8)	$(16.1)	$(138.8)
(1)	Net credit losses include adjustments to the credit loss valuation allowance, write-offs and recoveries on available-for-sale securities.
(2)	The change in fair value of fixed maturities, available-for-sale and the change in fair value of derivative hedging instruments in fair value hedging relationships are reported in net investment income with the earnings effect of fixed maturities, available-for-sale. Gains (losses) for fixed maturities, available-for-sale related to terminated cash flow hedges continue to be reflected in net realized capital gains (losses).
(3)	Unrealized gains (losses) on fixed maturities, trading still held at the reporting date were $(3.7) million and $(4.4) million for the three months ended June 30, 2024 and 2023, respectively, and $(2.6) million and $(6.3) million for the six months ended June 30, 2024 and 2023, respectively. This excludes $0.2 million and $(0.7) million for the three months ended June 30, 2024 and 2023, respectively, and $0.8 million and $1.1 million for the six months ended June 30, 2024 and 2023, respectively, of unrealized gains (losses) that were reported in market risk benefit remeasurement (gain) loss. In addition, this excludes $0.5 million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively, and $(2.3) million and $(1.9) million for the six months ended June 30, 2024 and 2023, respectively, that were reported in net realized capital gains (losses) on funds withheld assets.
(4)	Unrealized gains (losses) on equity securities still held at the reporting date were $5.7 million and $19.5 million for the three months ended June 30, 2024 and 2023, respectively, and $63.3 million and $6.8 million for the six months ended June 30, 2024 and 2023, respectively. This excludes $(6.1) million and $6.9 million for the three months ended June 30, 2024 and 2023, respectively, and $12.6 million and $6.3 million for the six months ended June 30, 2024 and 2023, respectively, of unrealized gains (losses) that were reported in net investment income. In addition, this excludes $0.0 million and $0.0 million for the three months ended June 30, 2024 and 2023, respectively, and $0.0 million and $1.7 million for the six months ended June 30, 2024 and 2023, respectively, that were reported in net realized capital gains (losses) on funds withheld assets.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $795.4 million and $1,458.1 million for the three months ended June 30, 2024 and 2023, and $1,707.9 million and $3,097.1 million for the six months ended June 30, 2024 and 2023, respectively.

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
June 30, 2024
(Unaudited)

A rollforward of the allowance for credit loss by major security type was as follows.

	For the three months ended June 30, 2024
					Residential
					mortgage-
					backed	Commercial	Collateralized
	U.S.		States and		pass-	mortgage-	debt	Other
	government	Non-U.S.	political		through	backed	obligations	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(1)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$2.7	$—	$—	$—	$0.1	$2.8
Foreign currency translation adjustment	—	—	—	0.1	—	—	—	—	0.1
Ending balance	$—	$—	$—	$2.8	$—	$—	$—	$0.1	$2.9

	For the three months ended June 30, 2023
					Residential
					mortgage-
					backed	Commercial	Collateralized
	U.S.		States and		pass-	mortgage-	debt	Other
	government	Non-U.S.	political		through	backed	obligations	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(1)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$4.0	$—	$—	$—	$0.1	$4.1
Additions for credit losses not previously recorded	—	—	—	6.2	—	—	—	—	6.2
Additional increases (decreases) for credit losses on securities with an allowance recorded in the previous period	—	—	—	(1.8)	—	—	—	—	(1.8)
Ending balance	$—	$—	$—	$8.4	$—	$—	$—	$0.1	$8.5

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

	For the six months ended June 30, 2024
					Residential
					mortgage-
					backed	Commercial	Collateralized
	U.S.		States and		pass-	mortgage-	debt	Other
	government	Non-U.S.	political		through	backed	obligations	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(1)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$4.6	$—	$—	$—	$0.1	$4.7
Write-offs charged against allowance	—	—	—	(1.6)	—	—	—	—	(1.6)
Foreign currency translation adjustment	—	—	—	(0.2)	—	—	—	—	(0.2)
Ending balance	$—	$—	$—	$2.8	$—	$—	$—	$0.1	$2.9

	For the six months ended June 30, 2023
					Residential
					mortgage-
					backed	Commercial	Collateralized
	U.S.		States and		pass-	mortgage-	debt	Other
	government	Non-U.S.	political		through	backed	obligations	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(1)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$7.7	$—	$—	$—	$0.1	$7.8
Additions for credit losses not previously recorded	—	—	—	6.2	—	—	—	—	6.2
Additional increases (decreases) for credit losses on securities with an allowance recorded in the previous period	—	—	—	(6.0)	—	—	—	—	(6.0)
Foreign currency translation adjustment	—	—	—	0.5	—	—	—	—	0.5
Ending balance	$—	$—	$—	$8.4	$—	$—	$—	$0.1	$8.5
(1)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

During 2024 and 2023, we did not write off any accrued interest to net investment income.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

Available-For-Sale Securities in Unrealized Loss Positions Without an Allowance for Credit Loss

For available-for-sale securities with unrealized losses for which an allowance for credit loss has not been recorded, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2024
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$207.3	$5.5	$1,072.7	$271.6	$1,280.0	$277.1
Non-U.S. governments	41.5	3.1	320.7	72.0	362.2	75.1
States and political subdivisions	701.5	30.8	4,896.7	1,036.2	5,598.2	1,067.0
Corporate	4,481.0	196.3	21,460.7	3,692.0	25,941.7	3,888.3
Residential mortgage-backed pass-through securities	1,157.9	13.0	1,735.8	197.6	2,893.7	210.6
Commercial mortgage-backed securities	476.5	3.0	4,165.1	516.3	4,641.6	519.3
Collateralized debt obligations (2)	592.6	1.0	404.2	7.6	996.8	8.6
Other debt obligations	1,231.5	13.0	4,557.7	611.0	5,789.2	624.0
Total fixed maturities, available-for-sale	$8,889.8	$265.7	$38,613.6	$6,404.3	$47,503.4	$6,670.0
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

Of the total amounts, Principal Life Insurance Company’s (“Principal Life”) consolidated portfolio represented $45,704.5 million in available-for-sale fixed maturities with gross unrealized losses of $6,476.6 million. Of the available-for-sale fixed maturities within Principal Life’s consolidated portfolio in a gross unrealized loss position, 97% were investment grade (rated AAA through BBB-) with an average price of 88 (carrying value/amortized cost) as of June 30, 2024. Gross unrealized losses in our fixed maturities portfolio increased during the six months ended June 30, 2024, primarily due to an increase in interest rates, which was partially offset by a tightening of credit spreads.

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 1,504 securities with a carrying value of $8,160.2 million and unrealized losses of $234.0 million reflecting an average price of 97 as of June 30, 2024. Of this portfolio, 97% was investment grade (rated AAA through BBB-) as of June 30, 2024, with associated unrealized losses of $225.4 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 6,725 securities with a carrying value of $37,544.3 million and unrealized losses of $6,242.6 million as of June 30, 2024. The average credit rating of this portfolio was A with an average price of 86 as of June 30, 2024. Of the $6,242.6 million in unrealized losses, the corporate sector accounts for $3,556.5 million in unrealized losses with an average price of 85 and an average credit rating of BBB+. Furthermore, unrealized losses include $1,027.7 million within the states and political subdivisions sector with an average price of 82 and an average credit rating of AA-; $512.7 million within the CMBS sector with an average price of 89 and an average credit rating of AA; and $511.0 million within the collateralized mortgage obligation security sector with an

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

average price of 84 and an average credit rating of AAA. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, we did not record an allowance for credit loss on these securities as of June 30, 2024. Because it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be at maturity, we did not write down these investments to fair value.

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
June 30, 2024
(Unaudited)

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

	June 30, 2024	December 31, 2023

	(in millions)
Net unrealized losses on fixed maturities, available-for-sale (1)	$(6,229.6)	$(5,143.0)
Net unrealized gains (losses) on derivative instruments	51.1	(1.6)
Adjustments for assumed changes in amortization patterns	(0.7)	(5.2)
Adjustments for assumed changes in policyholder liabilities	12.1	1.4
Net unrealized gains (losses) on other investments and noncontrolling interest adjustments	(11.3)	43.1
Provision for deferred income tax benefits	1,323.6	1,088.4
Net unrealized losses on available-for-sale securities and derivative instruments	$(4,854.8)	$(4,016.9)
(1)	Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

Credit Quality Information for Financing Receivables

The amortized cost of our financing receivables by credit risk and vintage was as follows:

	June 30, 2024
	2024	2023	2022	2021	2020	Prior	Total

	(in millions)
Commercial mortgage loans:
A- and above	$552.2	$813.2	$1,277.8	$2,269.5	$1,556.0	$7,146.5	$13,615.2
BBB+ thru BBB-	85.9	306.8	292.6	265.5	171.2	1,109.5	2,231.5
BB+ thru BB-	16.7	126.6	151.5	59.6	40.3	239.3	634.0
B+ and below	—	—	—	—	2.6	372.4	375.0
Total	$654.8	$1,246.6	$1,721.9	$2,594.6	$1,770.1	$8,867.7	$16,855.7

Direct financing leases:
A- and above	$—	$1.0	$41.2	$11.5	$35.6	$192.3	$281.6
BBB+ thru BBB-	5.0	1.9	90.1	19.6	55.6	70.7	242.9
BB+ thru BB-	39.9	—	0.6	7.2	3.6	8.9	60.2
B+ and below	—	—	—	7.3	3.9	—	11.2
Total	$44.9	$2.9	$131.9	$45.6	$98.7	$271.9	$595.9

Residential mortgage loans:
Performing	$101.3	$443.0	$1,017.7	$1,289.9	$208.8	$485.9	$3,546.6
Non-performing	0.1	2.9	7.2	5.7	2.8	6.5	25.2
Total	$101.4	$445.9	$1,024.9	$1,295.6	$211.6	$492.4	$3,571.8

Other loans:
Performing	$84.5	$98.8	$—	$—	$—	$—	$183.3
Non-performing	0.1	—	—	—	—	0.1	0.2
Total	$84.6	$98.8	$—	$—	$—	$0.1	$183.5

Reinsurance recoverable and deposit receivable							$19,737.9

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
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

The amortized cost of commercial mortgage loans, direct financing leases, residential mortgage loans and other loans excluded accrued interest receivable of $64.9 million, $1.3 million, $11.2 million and $1.5 million, respectively, as of June 30, 2024, and $58.3 million, $1.2 million, $11.4 million and $1.6 million, respectively, as of December 31, 2023.

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
June 30, 2024
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

The amortized cost of financing receivables on non-accrual status was as follows:

	June 30, 2024
			Amortized cost
	Beginning	Ending	of nonaccrual
	amortized cost	amortized cost	assets without
	on nonaccrual	on nonaccrual	a valuation
	status	status	allowance

	(in millions)
Commercial mortgage loans	$58.4	$142.9	$—
Residential mortgage loans	10.2	14.6	—
Total	$68.6	$157.5	$—

	December 31, 2023
			Amortized cost
	Beginning	Ending	of nonaccrual
	amortized cost	amortized cost	assets without
	on nonaccrual	on nonaccrual	a valuation
	status	status	allowance

	(in millions)
Commercial mortgage loans	$50.0	$58.4	$—
Residential mortgage loans	17.8	10.2	0.5
Total	$67.8	$68.6	$0.5

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

Interest income recognized on non-accrual financing receivables was as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions)
Commercial mortgage loans	$—	$—	$(0.2)	$—
Residential mortgage loans	0.1	—	0.1	—
Total	$0.1	$—	$(0.1)	$—

The aging of our financing receivables, based on amortized cost, was as follows:

	June 30, 2024
							Amortized
							cost
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total (1)	accruing

	(in millions)
Commercial mortgage loans	$64.9	$60.9	$97.2	$223.0	$16,632.7	$16,855.7	$—
Direct financing leases	21.7	—	4.0	25.7	570.2	595.9	4.0
Residential mortgage loans	51.5	13.0	21.2	85.7	3,486.1	3,571.8	10.6
Other loans	2.0	1.6	1.7	5.3	178.2	183.5	1.5
Total	$140.1	$75.5	$124.1	$339.7	$20,867.2	$21,206.9	$16.1

	December 31, 2023
							Amortized
							cost
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total (1)	accruing

	(in millions)
Commercial mortgage loans	$7.8	$0.8	$12.5	$21.1	$16,560.7	$16,581.8	$—
Direct financing leases	—	4.1	—	4.1	646.0	650.1	—
Residential mortgage loans	46.0	15.6	16.4	78.0	3,618.5	3,696.5	7.7
Other loans	1.0	0.5	0.7	2.2	166.4	168.6	0.6
Total	$54.8	$21.0	$29.6	$105.4	$20,991.6	$21,097.0	$8.3
(1)	As of both June 30, 2024 and December 31, 2023, no reinsurance recoverables or deposit receivables were considered past due.

Financing Receivables Valuation Allowance

We establish a valuation allowance to provide for the risk of credit losses inherent in our financing receivables. The valuation allowance is maintained at a level believed adequate by management to absorb estimated expected credit losses. The valuation allowance is based on amortized cost excluding accrued interest receivable and includes reserves for pools of financing receivables with similar risk characteristics. We do not measure a credit loss allowance on accrued interest receivable because we write off the uncollectible accrued interest receivable balance to net investment income in a timely manner, generally within 90 days domestically or, in the Chilean market, based on the nature of the loans and collection practices in that market. During 2024 and 2023, we did not write off any commercial mortgage loan accrued interest receivable or residential mortgage loan accrued interest receivable.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
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
June 30, 2024
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

A rollforward of our valuation allowance was as follows:

	For the three months ended June 30, 2024
	Commercial	Direct	Residential
	mortgage	financing	mortgage	Reinsurance
	loans	leases	loans	recoverables	Total

	(in millions)
Beginning balance	$144.5	$0.7	$8.8	$3.2	$157.2
Provision	32.2	1.2	0.6	(0.1)	33.9
Charge-offs	(11.8)	—	(0.1)	—	(11.9)
Recoveries	—	—	0.1	—	0.1
Foreign currency translation adjustment	0.1	—	—	—	0.1
Ending balance	$165.0	$1.9	$9.4	$3.1	$179.4

	For the three months ended June 30, 2023
	Commercial	Direct	Residential
	mortgage	financing	mortgage	Reinsurance
	loans	leases	loans	recoverables	Total

	(in millions)
Beginning balance	$81.9	$0.6	$5.9	$2.5	$90.9
Provision	19.7	0.6	0.4	0.2	20.9
Recoveries	—	—	0.5	—	0.5
Foreign currency translation adjustment	(0.1)	(0.1)	—	—	(0.2)
Ending balance	$101.5	$1.1	$6.8	$2.7	$112.1

	For the six months ended June 30, 2024
	Commercial	Direct	Residential
	mortgage	financing	mortgage	Reinsurance
	loans	leases	loans	recoverables	Total

	(in millions)
Beginning balance	$128.8	$0.9	$6.7	$3.2	$139.6
Provision	48.2	1.1	2.5	(0.1)	51.7
Charge-offs	(11.8)	—	(0.1)	—	(11.9)
Recoveries	—	—	0.4	—	0.4
Foreign currency translation adjustment	(0.2)	(0.1)	(0.1)	—	(0.4)
Ending balance	$165.0	$1.9	$9.4	$3.1	$179.4

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

	For the six months ended June 30, 2023
	Commercial	Direct	Residential
	mortgage	financing	mortgage	Reinsurance
	loans	leases	loans	recoverables	Total

	(in millions)
Beginning balance	$77.9	$0.6	$5.6	$2.7	$86.8
Provision	23.5	0.5	0.5	—	24.5
Charge-offs	—	—	(0.1)	—	(0.1)
Recoveries	—	—	0.7	—	0.7
Foreign currency translation adjustment	0.1	—	0.1	—	0.2
Ending balance	$101.5	$1.1	$6.8	$2.7	$112.1

For both the three and six months ended June 30, 2024 and 2023, no allowance was recorded for other loans.

Mortgage Loans

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. Mortgage loans purchased and sold were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions)
Commercial mortgage loans:
Purchased	$—	$74.9	$57.0	$107.9
Sold	—	—	0.8	—
Residential mortgage loans:
Purchased (1)	49.1	353.3	87.5	422.4
Sold	7.9	17.1	12.8	21.3
(1)	Includes mortgage loans purchased by residential mortgage loan VIEs in 2023.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	June 30, 2024		December 31, 2023
	Amortized	Percent	Amortized	Percent
	cost	of total	cost	of total

	($ in millions)
Geographic distribution
New England	$352.4	2.1%	$366.5	2.2%
Middle Atlantic	4,575.1	27.0	4,512.6	27.1
East North Central	590.7	3.5	583.3	3.5
West North Central	352.0	2.1	336.0	2.0
South Atlantic	2,874.0	17.1	2,761.9	16.7
East South Central	474.5	2.8	429.4	2.6
West South Central	1,274.2	7.6	1,268.6	7.7
Mountain	872.5	5.2	824.2	5.0
Pacific	4,992.9	29.6	4,974.4	30.0
International	497.4	3.0	524.9	3.2
Total	$16,855.7	100.0%	$16,581.8	100.0%

Property type distribution
Office	$3,444.6	20.4%	$3,643.0	21.9%
Retail	1,428.2	8.5	1,454.7	8.8
Industrial	3,880.0	23.0	3,515.7	21.2
Apartments	7,241.6	43.0	7,128.2	43.0
Hotel	66.8	0.4	68.6	0.4
Mixed use/other	794.5	4.7	771.6	4.7
Total	$16,855.7	100.0%	$16,581.8	100.0%

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

We did not have any significant mortgage loans that were modified for both the three and six months ended June 30, 2024 and 2023.

Securities Posted as Collateral

As of June 30, 2024 and December 31, 2023, we posted $6,666.8 million and $6,616.8 million, respectively, in commercial mortgage loans and residential first lien mortgages to satisfy collateral requirements associated with our obligation under funding agreements with Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, as of June 30, 2024 and December 31, 2023, we posted $3,721.0 million and $4,139.7 million, respectively, in fixed maturities, available-for-sale and trading securities to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant (“FCM”) agreements, a lending arrangement and our obligation under funding agreements with FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as mortgage loans, fixed maturities, available-for-sale and fixed maturities, trading, respectively, on our consolidated statements of financial position. Of the securities posted as collateral, as of June 30, 2024 and December 31, 2023, $443.6 million and $519.9 million, respectively, could be sold or repledged by the secured party.

Balance Sheet Offsetting

Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	assets (1)	instruments (2)	received	Net amount

	(in millions)
June 30, 2024
Derivative assets	$420.1	$(196.3)	$(202.6)	$21.2
Reverse repurchase agreements	128.7	—	(128.7)	—
Total	$548.8	$(196.3)	$(331.3)	$21.2
December 31, 2023
Derivative assets	$304.0	$(178.5)	$(116.7)	$8.8
Reverse repurchase agreements	145.1	—	(145.1)	—
Total	$449.1	$(178.5)	$(261.8)	$8.8
(1)	The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents, respectively, on the consolidated statements of financial position. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	liabilities (1)	instruments (2)	pledged	Net amount

	(in millions)
June 30, 2024
Derivative liabilities	$480.6	$(196.3)	$(256.1)	$28.2
December 31, 2023
Derivative liabilities	$494.0	$(178.5)	$(301.1)	$14.4
(1)	The gross amount of recognized derivative liabilities is reported with other liabilities on the consolidated statements of financial position. The above excludes derivative liabilities, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amounts of derivative liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative assets that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative liabilities for presentation on the consolidated statements of financial position.

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

Repurchase and reverse repurchase agreements include provisions to setoff other repurchase and reverse repurchase balances with the same counterparty. Repurchase and reverse repurchase agreements also include collateral provisions with the counterparties. For reverse repurchase agreements we require the counterparties to pledge collateral with a value greater than the amount of cash transferred. We have the right but do not sell or repledge collateral received in reverse repurchase agreements. Repurchase agreements are structured as secured borrowings for all counterparties. We pledge fixed maturities available-for-sale, which the counterparties have the right to sell or repledge. Interest incurred on repurchase agreements is reported as part of operating expenses on the consolidated statements of operations. Net proceeds related to repurchase agreements are reported as a component of financing activities on the consolidated statements of cash flows. We did not have any outstanding repurchase agreements as of June 30, 2024 and December 31, 2023.

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
June 30, 2024
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
June 30, 2024
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
June 30, 2024
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

We posted $443.5 million and $544.2 million in cash and securities under collateral arrangements as of June 30, 2024 and December 31, 2023, respectively, to satisfy collateral and initial margin requirements associated with our derivative credit support agreements and FCM agreements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of June 30, 2024 and December 31, 2023, was $457.4 million and $482.3 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral provisions, we posted collateral and initial margin of $443.5 million and $544.2 million as of June 30, 2024 and December 31, 2023, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2024, we would be required to post up to an additional $69.3 million of collateral to our counterparties.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

As of June 30, 2024 and December 31, 2023, we had received $254.2 million and $103.3 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

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

	June 30, 2024	December 31, 2023

	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$59,411.6	$57,792.2
Interest rate options	4,420.7	4,498.4
Interest rate forwards	1,739.2	1,990.8
Interest rate futures	810.0	1,205.0
Foreign exchange contracts:
Currency swaps	2,509.2	2,105.8
Currency forwards	1,040.4	1,062.5
Equity contracts:
Equity options	2,907.3	2,331.3
Equity futures	598.0	568.4
Credit contracts:
Credit default swaps	305.0	305.0
Other contracts:
Embedded derivatives	21,818.8	22,511.7
Total notional amounts at end of period	$95,560.2	$94,371.1

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$21.6	$42.9
Interest rate options	31.0	37.0
Interest rate forwards	1.3	4.2
Foreign exchange contracts:
Currency swaps	176.7	120.9
Currency forwards	17.6	20.8
Equity contracts:
Equity options	180.2	83.8
Credit contracts:
Credit default swaps	4.7	4.7
Total gross credit exposure	433.1	314.3
Less: collateral received	294.3	148.7
Net credit exposure	$138.8	$165.6

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023

	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$2.3	$9.0	$82.0	$72.6
Foreign exchange contracts	150.9	84.6	27.7	39.6
Total derivatives designated as hedging instruments	$153.2	$93.6	$109.7	$112.2

Derivatives not designated as hedging instruments
Interest rate contracts	$46.5	$70.3	$252.9	$284.3
Foreign exchange contracts	35.7	51.9	24.4	22.2
Equity contracts	180.2	83.8	92.7	74.2
Credit contracts	4.6	4.6	0.9	1.1
Other contracts	—	—	(2,767.0)	(2,451.6)
Total derivatives not designated as hedging instruments	267.0	210.6	(2,396.1)	(2,069.8)

Total derivative instruments	$420.2	$304.2	$(2,286.4)	$(1,957.6)
(1)	The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.
(2)	The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivatives with a net liability fair value of $230.0 million and $115.5 million as of June 30, 2024 and December 31, 2023, respectively, are reported with contractholder funds on the consolidated statements of financial position. Embedded derivatives with a net (asset) liability fair value of $(2,997.0) million and $(2,567.1) million as of June 30, 2024 and December 31, 2023, respectively, are reported with funds withheld payable on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also may have purchased credit protection with identical underlyings to certain of our sold protection transactions. As of June 30, 2024 and December 31, 2023, we did not purchase credit protection relating to our sold protection transactions. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

The following tables show our credit default swap protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	June 30, 2024
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)

	(in millions)
Single name credit default swaps
Corporate debt
A	$40.0	$0.3	$40.0	1.0
BBB	160.0	4.1	160.0	2.6
Sovereign
A	20.0	0.2	20.0	1.0
Total credit default swap protection sold	$220.0	$4.6	$220.0	2.2

	December 31, 2023
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)

	(in millions)
Single name credit default swaps
Corporate debt
A	$40.0	$0.3	$40.0	1.5
BBB	140.0	3.8	140.0	3.0
BB	20.0	0.2	20.0	3.5
Sovereign
A	20.0	0.2	20.0	1.5
Total credit default swap protection sold	$220.0	$4.5	$220.0	2.7

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
June 30, 2024
(Unaudited)

The following amounts were recorded on the consolidated statements of financial position related to cumulative basis adjustments for fair value hedges. The amortized cost includes the amortized cost basis and the fair value hedging basis adjustment.

			Cumulative amount of fair
			value hedging basis adjustment
Line item in the consolidated statements			increase/(decrease) included in the
of financial position in which the	Carrying amount of hedged item		carrying amount of the hedged item
hedged item is included	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023

	(in millions)
Fixed maturities, available-for-sale (1):
Active hedging relationships	$3,328.1	$3,510.1	$(105.8)	$(87.0)
Discontinued hedging relationships	340.3	304.7	(6.1)	(5.2)
Total fixed maturities, available-for-sale in active or discontinued hedging relationships	$3,668.4	$3,814.8	$(111.9)	$(92.2)

Investment contracts:
Active hedging relationships	$1,454.2	$300.5	$(18.0)	$0.4
Total investment contracts in active or discontinued hedging relationships	$1,454.2	$300.5	$(18.0)	$0.4
(1)	These amounts include the amortized cost basis of closed portfolios used to designate portfolio layer hedging relationships in which the hedged layer amount is expected to remain at the end of the hedging relationship. As of June 30, 2024 and December 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $3,028.5 million and $3,178.5 million, respectively, the cumulative basis adjustments associated with these hedging relationships was $(74.9) million and $(62.2) million, respectively, and the amount of the designated hedged items were $1,295.0 million and $1,395.0 million, respectively.

Derivative instruments’ gains (losses) excluded from the assessment of hedge effectiveness were $0.7 million and $(0.8) million for the three months ended June 30, 2024 and 2023, respectively, and $0.7 million and $(0.8) million for the six months ended June 30, 2024 and 2023, respectively.

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
June 30, 2024
(Unaudited)

The net interest effect of interest rate swap and currency swap transactions for derivatives in cash flow hedges is recorded as an adjustment to income or expense of the underlying hedged item in our consolidated statements of operations.

The maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 2.7 years. As of June 30, 2024, we had $10.1 million of net losses reported in accumulated other comprehensive income (“AOCI”) on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from AOCI into net income.

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of financial position.

		Amount of gain (loss) recognized in AOCI on derivatives
		For the three months ended		For the six months ended
Derivatives in cash		June 30,		June 30,
flow hedging relationships	Related hedged item	2024	2023	2024	2023

		(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$(6.6)	$2.6	$(10.1)	$18.5
Interest rate contracts	Investment contracts	(3.8)	(1.3)	(6.7)	(4.6)
Foreign exchange contracts	Fixed maturities, available-for-sale	41.2	(6.7)	70.6	(16.8)
Total		$30.8	$(5.4)	$53.8	$(2.9)

We expect to reclassify net gains of $25.7 million from AOCI into net income in the next twelve months, which includes both net deferred gains on discontinued hedges and net gains on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations

The following tables show the effect of derivatives in fair value and cash flow hedging relationships and the related hedged items on the consolidated statements of operations.

	For the three months ended June 30, 2024
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	(losses) related to	expenses
	of fixed	hedges of fixed	related to
	maturities,	maturities,	hedges of
	available-	available-	investment
	for-sale	for-sale	contracts

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$1,086.1	$(15.2)	$2,077.9

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Gain (loss) recognized on hedged item	$1.5	$—	$(3.5)
Gain (loss) recognized on derivatives	(2.4)	—	2.4
Amortization of hedged item basis adjustments	0.6	—	—
Amounts related to periodic settlements on derivatives	16.1	—	(5.6)

Foreign exchange contracts:
Loss recognized on hedged item	—	(1.6)	—
Gain recognized on derivatives	—	1.3	—
Amounts related to periodic settlements on derivatives	0.8	—	—
Total gain (loss) recognized for fair value hedging relationships	$16.6	$(0.3)	$(6.7)

Gains on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$0.9	$—	$(0.1)
Gain reclassified from AOCI as a result that a forecasted transaction is no longer probable of occurring	—	0.1	—
Amounts related to periodic settlements on derivatives	—	—	3.8

Foreign exchange contracts:
Amounts related to periodic settlements on derivatives	6.5	—	—
Total gain recognized for cash flow hedging relationships	$7.4	$0.1	$3.7

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

	For the six months ended June 30, 2024
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	(losses) related to	expenses
	of fixed	hedges of fixed	related to
	maturities,	maturities,	hedges of
	available-	available-	investment
	for-sale	for-sale	contracts

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$2,158.3	$(16.1)	$4,147.6

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Loss recognized on hedged item	$(16.2)	$—	$(18.3)
Gain recognized on derivatives	15.1	—	18.6
Amortization of hedged item basis adjustments	1.0	—	—
Amounts related to periodic settlements on derivatives	32.2	—	(10.1)

Foreign exchange contracts:
Loss recognized on hedged item	—	(5.7)	—
Gain recognized on derivatives	—	5.4	—
Amounts related to periodic settlements on derivatives	1.5	—	—
Total gain (loss) recognized for fair value hedging relationships	$33.6	$(0.3)	$(9.8)

Gains on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$1.8	$—	$(0.1)
Gain reclassified from AOCI as a result that a forecasted transaction is no longer probable of occurring	—	0.1	—
Amounts related to periodic settlements on derivatives	—	—	7.6

Foreign exchange contracts:
Amounts related to periodic settlements on derivatives	12.3	—	—
Total gain recognized for cash flow hedging relationships	$14.1	$0.1	$7.5

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
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
June 30, 2024
(Unaudited)

The following tables show the effect of foreign exchange contracts used to hedge a portion of our net investment in certain sponsored investment funds on the consolidated financial statements.

			Amount of loss
	Amount of gain (loss) recognized		reclassified from AOCI into
	in AOCI on derivatives		net realized capital gains (losses)
	for the three months ended		for the three months ended
	June 30,		June 30,
Derivatives in net investment hedging relationships	2024	2023	2024	2023

	(in millions)
Foreign exchange contracts	$0.8	$(0.2)	$—	$—
Total	$0.8	$(0.2)	$—	$—

			Amount of loss
	Amount of gain (loss) recognized		reclassified from AOCI into
	in AOCI on derivatives		net realized capital gains (losses)
	for the six months ended		for the six months ended
	June 30,		June 30,
Derivatives in net investment hedging relationships	2024	2023	2024	2023

	(in millions)
Foreign exchange contracts	$1.5	$(0.8)	$—	$—
Total	$1.5	$(0.8)	$—	$—

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

	Amount of gain (loss) recognized in		Amount of gain (loss) recognized in
	net income on derivatives for the		net income on derivatives for the
	three months ended June 30,		six months ended June 30,
Derivatives not designated as hedging instruments	2024	2023	2024	2023

	(in millions)
Interest rate contracts	$(78.2)	$(26.4)	$(131.8)	$(44.2)
Foreign exchange contracts	39.4	(13.3)	(16.2)	15.9
Equity contracts	6.5	(58.5)	(8.5)	(121.6)
Credit contracts	0.3	1.0	1.4	1.8
Other contracts (1)	177.6	83.2	315.4	(556.0)
Total	$145.6	$(14.0)	$160.3	$(704.1)
(1)	Includes the change in fair value of the funds withheld embedded derivative.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
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

DAC amortization expense of $97.3 million and $97.4 million for the three months ended June 30, 2024 and 2023, and $194.6 million and $195.3 million for the six months ended June 30, 2024 and 2023, respectively, related to our long-duration and short-duration contracts was recorded in operating expenses on the consolidated statements of operations.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

The following tables summarize disaggregated DAC amounts and reconcile the totals to those reported in the consolidated statements of financial position.

	June 30, 2024	December 31, 2023

	(in millions)
Retirement and Income Solutions:
Workplace savings and retirement solutions	$509.7	$506.4
Individual variable annuities	289.9	279.5
Pension risk transfer	17.7	15.4
Individual fixed deferred annuities	95.5	106.1
Investment only	12.3	11.5
Total Retirement and Income Solutions	925.1	918.9
Benefits and Protection:
Specialty Benefits:
Individual disability	683.6	667.7
Life Insurance:
Universal life	1,537.9	1,545.3
Term life	701.2	695.1
Participating life	81.3	84.7
Total Benefits and Protection	3,004.0	2,992.8
Short-duration contracts	37.1	31.1
Other balances (1)	6.7	7.7
Total DAC per consolidated statements of financial position	$3,972.9	$3,950.5
(1)	Includes insignificant balances for long-duration contracts.

Retirement and Income Solutions

The balances and changes in DAC were as follows:

	Workplace			Individual
	savings and	Individual	Pension	fixed
	retirement	variable	risk	deferred	Investment
	solutions	annuities	transfer	annuities	only

	(in millions)
Balances as of January 1, 2023	$498.0	$278.0	$8.1	$131.0	$14.9
Costs deferred	48.1	27.4	7.9	—	1.3
Amortized to expense	(39.7)	(25.9)	(0.6)	(24.9)	(4.7)
Balances as of December 31, 2023	506.4	279.5	15.4	106.1	11.5
Costs deferred	23.4	23.9	2.7	—	3.3
Amortized to expense	(20.1)	(13.5)	(0.4)	(10.6)	(2.5)
Balances as of June 30, 2024	$509.7	$289.9	$17.7	$95.5	$12.3

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

Benefits and Protection

The balances and changes in DAC were as follows:

	Specialty Benefits	Life Insurance
	Individual
	disability	Universal life	Term life	Participating life

	(in millions)
Balances as of January 1, 2023	$626.1	$1,569.7	$685.7	$93.0
Costs deferred	86.7	70.7	71.3	1.4
Amortized to expense	(45.1)	(95.1)	(61.9)	(9.7)
Balances as of December 31, 2023	667.7	1,545.3	695.1	84.7
Costs deferred	39.4	39.5	37.9	1.0
Amortized to expense	(23.5)	(46.9)	(31.8)	(4.4)
Balances as of June 30, 2024	$683.6	$1,537.9	$701.2	$81.3

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

	June 30, 2024	December 31, 2023

	(in millions)
Benefits and Protection - Life Insurance:
Universal life	$498.7	$485.5
Other balances (1)	6.1	7.2
Total unearned revenue liability	$504.8	$492.7
(1)	Includes insignificant balances for long-duration contracts.

Benefits and Protection

The balances and changes in the unearned revenue liability for Life Insurance – Universal life contracts were as follows:

	For the six months ended	For the year ended
	June 30, 2024	December 31, 2023

	(in millions)
Balance at beginning of period	$485.5	$459.0
Deferrals	28.6	56.3
Revenue recognized	(15.4)	(29.8)
Balance at end of period	498.7	485.5
Reinsurance impact	(223.2)	(225.1)
Balance at end of period after reinsurance	$275.5	$260.4

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
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

The Principal Asset Management segment offers retirement pension schemes in Asia that offer various non-guaranteed constituent fund investment options to customers and has previously offered various guaranteed constituent funds. The guaranteed constituent funds included a guaranteed rate of return to the customer or a minimum guarantee on withdrawals under certain qualifying events. The minimum guarantee on withdrawals under certain qualifying events was accounted for as an MRB. The guaranteed constituent funds were closed in the fourth quarter of 2023 and the second quarter of 2024. Principal Asset Management separate account assets and liabilities also include certain retirement accumulation products in Latin America where the segregated funds and associated obligation to the client are consolidated within the financial statements. We have determined that summary totals are the most meaningful presentation for these funds.

The Benefits and Protection segment offers variable universal life products with separate account investment options.

Refer to Note 9, Market Risk Benefits, for further information on the MRBs associated with the contracts mentioned above.

As of June 30, 2024 and December 31, 2023, the separate accounts included a separate account valued at $84.6 million and $88.2 million, respectively, which primarily included shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

Separate Account Assets

The aggregate fair value of assets, by major investment category, supporting separate accounts were as follows:

	June 30, 2024	December 31, 2023

	(in millions)
Fixed maturities:
U.S. government and agencies	$7,949.6	$8,467.3
Non-U.S. governments	7,911.2	8,522.3
States and political subdivisions	185.5	205.1
Corporate	12,759.1	13,386.4
Residential mortgage-backed pass-through securities	3,716.9	4,126.1
Commercial mortgage-backed securities	235.0	221.1
Other debt obligations	679.5	575.6
Total fixed maturities	33,436.8	35,503.9
Equity securities	123,293.4	118,073.7
Real estate	439.0	494.6
Other investments	8,987.6	9,436.2
Cash and cash equivalents	4,086.2	3,332.8
Other assets	1,156.8	764.4
Total separate account assets per consolidated statements of financial position	$171,399.8	$167,605.6

Separate Account Liabilities

The following tables summarize disaggregated separate account liability amounts and reconcile the totals to separate account liabilities reported in the consolidated statements of financial position.

	June 30, 2024	December 31, 2023

	(in millions)
Retirement and Income Solutions:
Group retirement contracts	$122,733.7	$117,518.5
Individual variable annuities	9,037.8	9,131.9
Total Retirement and Income Solutions	131,771.5	126,650.4
Principal Asset Management – Principal International:
Latin America:
Pension	32,849.7	34,580.6
Asia:
Guaranteed pension (1)	—	144.2
Total Principal Asset Management – Principal International	32,849.7	34,724.8
Benefits and Protection - Life Insurance:
Universal life	6,498.5	5,982.5
Other balances (2)	280.1	247.9
Total separate account liabilities per consolidated statements of financial position	$171,399.8	$167,605.6
(1)	The guaranteed constituent funds in Asia closed in the fourth quarter of 2023 and the second quarter of 2024.
(2)	Includes insignificant balances for long-duration contracts.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

Retirement and Income Solutions

The balances and the changes in separate account liabilities were as follows:

	For the six months ended		For the year ended
	June 30, 2024		December 31, 2023
	Group	Individual	Group	Individual
	retirement	variable	retirement	variable
	contracts	annuities	contracts	annuities

	(in millions)
Balance at beginning of period	$117,518.5	$9,131.9	$107,240.1	$8,659.0
Premiums and deposits (1)	7,262.6	160.8	11,379.0	328.5
Policy charges	(169.4)	(101.3)	(366.0)	(204.5)
Surrenders, withdrawals and benefit payments (1)	(9,056.6)	(783.4)	(13,916.8)	(1,018.2)
Investment performance	7,931.8	649.4	15,820.7	1,315.1
Net transfers (to) from general account (1)	(1,001.3)	2.9	(2,461.1)	30.4
Other (2)	248.1	(22.5)	(177.4)	21.6
Balance at end of period	$122,733.7	$9,037.8	$117,518.5	$9,131.9

Cash surrender value (3)	$121,457.3	$8,918.7	$116,522.1	$9,011.5
(1)	Within the policyholder account balances rollforwards in Note 7, Contractholder Funds, amounts in these lines for Individual variable annuities and Workplace savings and retirement solutions included in Group retirement contracts are reflected in net transfers from (to) separate account.
(2)	Includes amounts to be settled between the separate account and general account due to the timing of trade settlements as of the reporting date.
(3)	Cash surrender value represents the amount of the contractholders’ account balances distributable at the end of the reporting period less surrender charges.

Principal Asset Management – Principal International

The balances and the changes in separate account liabilities were as follows:

	For the six months ended		For the year ended
	June 30, 2024		December 31, 2023
	Latin America	Asia	Latin America	Asia
		Guaranteed		Guaranteed
	Pension	pension	Pension	pension

	(in millions)
Balance at beginning of period	$34,580.6	$144.2	$33,316.7	$915.0
Premiums and deposits	1,657.8	31.9	3,628.6	217.2
Policy charges	(8.2)	(1.2)	(17.8)	(16.9)
Surrenders, withdrawals and benefit payments (1)	(1,802.3)	(142.8)	(4,191.7)	(1,006.8)
Investment performance	994.6	3.3	2,733.7	37.7
Other (2)	7.6	(35.3)	7.6	(0.3)
Foreign currency translation adjustment	(2,580.4)	(0.1)	(896.5)	(1.7)
Balance at end of period	$32,849.7	$—	$34,580.6	$144.2

Cash surrender value	$32,849.7	$—	$34,580.6	$144.2
(1)	Includes amounts related to the closure of guaranteed constituent funds in Asia in the fourth quarter of 2023 and the second quarter of 2024.
(2)	Includes the removal of insignificant balances for non-guaranteed investment options in Asia from the rollforward in 2024.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

Benefits and Protection

The balances and the changes in separate account liabilities for Life Insurance – Universal life were as follows:

	For the six months ended	For the year ended
	June 30, 2024	December 31, 2023

	(in millions)
Balance at beginning of period	$5,982.5	$5,011.0
Premiums and deposits (1)	306.4	532.1
Policy charges	(66.5)	(129.0)
Surrenders, withdrawals and benefit payments (1)	(249.4)	(342.1)
Investment performance	516.1	902.8
Net transfers (to) from general account (1)	9.4	7.7
Balance at end of period	$6,498.5	$5,982.5

Cash surrender value (2)	$6,554.7	$6,041.9
(1)	Within the policyholder account balances rollforwards in Note 7, Contractholder Funds, amounts in these lines are reflected in net transfers from (to) separate account.
(2)	Cash surrender value represents the amount of the contractholders’ account balances distributable at the end of the reporting period less surrender charges. Certain products include surrender value enhancement riders that result in cash surrender values greater than account balances.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

7. Contractholder Funds

Contractholder funds include policyholder account balances related to contracts with significant insurance risk and investment contracts.

The following tables summarize disaggregated policyholder account balance amounts and reconcile the totals to contractholder funds reported in the consolidated statements of financial position.

	June 30, 2024	December 31, 2023

	(in millions)
Retirement and Income Solutions:
Workplace savings and retirement solutions	$13,293.9	$12,721.5
Individual variable annuities	838.0	514.2
Individual fixed deferred annuities	4,899.6	5,538.3
Total Retirement and Income Solutions	19,031.5	18,774.0
Benefits and Protection – Life Insurance:
Universal life	6,896.2	6,910.4
Corporate:
Inter-segment eliminations	(353.0)	(362.2)
Total policyholder account balances for contracts with significant insurance risk or investment contracts with significant fee revenue	25,574.7	25,322.2

Reconciling items:
Investment contracts without significant fee revenue (1)	15,677.6	15,784.5
Embedded derivatives (2)	230.0	115.5
Other balances (3)	199.0	278.9
Total contractholder funds per consolidated statements of financial position	$41,681.3	$41,501.1
(1)	Includes GICs, funding agreements, individual fixed income annuities and guaranteed pension contracts. These contracts are not included within the disaggregated rollforward or guaranteed minimum interest rate (“GMIR”) disclosures below.
(2)	Refer to Note 15, Fair Value Measurements, for details on the changes in Level 3 fair value measurements of embedded derivatives.
(3)	Includes insignificant balances for long-duration contracts and amounts that are not accrued to the benefit of the contractholder and, therefore, are not included within the disaggregated rollforward or GMIR disclosures below.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

Retirement and Income Solutions

The changes in policyholder account balances were as follows:

	For the six months ended June 30, 2024			For the year ended December 31, 2023
	Workplace			Workplace
	savings and	Individual	Individual	savings and	Individual	Individual
	retirement	variable	fixed deferred	retirement	variable	fixed deferred
	solutions	annuities	annuities (1)	solutions	annuities	annuities (1)

	($ in millions)
Balance at beginning of period	$12,721.5	$514.2	$5,538.3	$12,154.7	$381.4	$7,228.3
Premiums and deposits	2,424.5	540.0	24.0	4,441.7	586.7	36.8
Policy charges	(18.4)	(0.8)	—	(31.6)	—	—
Surrenders, withdrawals and benefit payments	(1,901.3)	(840.9)	(732.5)	(4,356.6)	(1,123.0)	(1,888.4)
Net transfers from (to) separate account (2)	(96.8)	619.7	—	264.8	659.3	—
Interest credited	182.0	4.7	69.8	280.2	9.8	161.6
Other	(17.6)	1.1	—	(31.7)	—	—
Balance at end of period	$13,293.9	$838.0	$4,899.6	$12,721.5	$514.2	$5,538.3

Weighted-average crediting rate (3)	3.00%	3.47%	2.99%	2.54%	3.22%	2.84%
Cash surrender value (4)	$11,782.8	$859.0	$4,608.9	$11,211.9	$512.6	$5,434.4
(1)	We use the deposit method of accounting for the reinsurance of this exited business.
(2)	Within the separate account liabilities rollforwards in Note 6, Separate Account Balances, these transfers for Individual variable annuities and Workplace savings and retirement solutions included in Group retirement contracts are reflected in premiums and deposits; surrenders, withdrawals and benefit payments; and net transfers (to) from general account.
(3)	The weighted-average crediting rate is the crediting rate as of the end of each reporting period weighted by account value.
(4)	Cash surrender value represents the amount of the contractholders’ account balances distributable at the end of the reporting period less surrender charges. The cash surrender value for RILA products also includes an equity and bond adjustment that may result in cash surrender value being greater than account balance.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

Benefits and Protection

The changes in policyholder account balances for Life Insurance – Universal life were as follows:

	For the six months ended	For the year ended
	June 30, 2024	December 31, 2023

	($ in millions)
Balance at beginning of period	$6,910.4	$6,947.9
Premiums and deposits	666.0	1,260.5
Policy charges	(437.1)	(858.1)
Surrenders, withdrawals and benefit payments	(323.4)	(483.6)
Net transfers from (to) separate account (1)	(66.4)	(197.7)
Interest credited	147.4	242.1
Other	(0.7)	(0.7)
Balance at end of period	6,896.2	6,910.4
Reinsurance impact	(3,312.1)	(3,396.8)
Balance at end of period after reinsurance	$3,584.1	$3,513.6

Weighted-average crediting rate (2)	4.13%	4.01%
Net amount at risk (3)	$86,091.1	$86,671.0
Cash surrender value (4)	$5,973.2	$5,953.0
(1)	Within the separate account liabilities rollforwards in Note 6, Separate Account Balances, these transfers are reflected in premiums and deposits; surrenders, withdrawals and benefit payments; and net transfers (to) from general account.
(2)	The weighted-average crediting rate is the crediting rate as of the end of each reporting period weighted by account value, including indexed credits.
(3)	For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the death benefit in excess of the current account balance or the fixed death benefit at the consolidated statement of financial position date.
(4)	Cash surrender value represents the amount of the contractholders’ account balances distributable at the end of the reporting period less surrender charges.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
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

	June 30, 2024
	Excess of crediting rates over GMIR
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total

	(in millions)
Retirement and Income Solutions
Workplace savings and retirement solutions
Up to 1.00%	$—	$—	$—	$1,090.1	$374.6	$1,464.7
1.01% - 2.00%	4,309.3	—	1,072.5	—	—	5,381.8
2.01% - 3.00%	317.2	0.1	1.7	316.6	3,777.7	4,413.3
3.01% - 4.00%	7.5	—	—	—	—	7.5
4.01% and above	16.2	—	—	—	—	16.2
Subtotal	4,650.2	0.1	1,074.2	1,406.7	4,152.3	11,283.5
No GMIR						2,010.4
Total						$13,293.9

Individual variable annuities
Up to 1.00%	$20.9	$—	$—	$—	$—	$20.9
1.01% - 2.00%	4.6	—	—	—	—	4.6
2.01% - 3.00%	251.4	—	—	—	—	251.4
3.01% - 4.00%	—	—	—	—	—	—
4.01% and above	—	—	—	—	—	—
Subtotal	276.9	—	—	—	—	276.9
No GMIR						561.1
Total						$838.0

Individual fixed deferred annuities
Up to 1.00%	$255.1	$61.9	$84.8	$286.6	$1,059.7	$1,748.1
1.01% - 2.00%	88.4	0.9	19.3	61.5	4.1	174.2
2.01% - 3.00%	2,620.2	—	—	—	—	2,620.2
3.01% - 4.00%	151.8	—	—	—	—	151.8
4.01% and above	—	—	—	—	—	—
Subtotal	3,115.5	62.8	104.1	348.1	1,063.8	4,694.3
No GMIR						205.3
Total						$4,899.6

Benefits and Protection - Life Insurance
Universal life
Up to 1.00%	$—	$—	$5.8	$10.8	$3.0	$19.6
1.01% - 2.00%	283.0	—	419.9	499.6	430.3	1,632.8
2.01% - 3.00%	688.1	653.9	796.7	363.1	5.3	2,507.1
3.01% - 4.00%	1,601.2	60.1	37.1	74.9	6.7	1,780.0
4.01% and above	32.0	3.2	7.0	11.0	—	53.2
Subtotal	2,604.3	717.2	1,266.5	959.4	445.3	5,992.7
No GMIR						903.5
Total						$6,896.2

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
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
June 30, 2024
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

	June 30, 2024	December 31, 2023

	(in millions)
Liability for future policy benefits by segment (1):
Retirement and Income Solutions:
Pension risk transfer	$24,217.6	$23,855.8
Individual fixed income annuities	4,636.1	4,914.1
Total Retirement and Income Solutions	28,853.7	28,769.9
Principal Asset Management – Principal International:
Latin America:
Individual fixed income annuities	4,156.4	4,593.7
Benefits and Protection:
Specialty Benefits:
Individual disability	1,812.1	1,898.4
Life Insurance:
Term life	1,103.4	1,085.9
Total Benefits and Protection	2,915.5	2,984.3
Corporate:
Long-term care insurance	161.8	166.7
Total liability for future policy benefits	36,087.4	36,514.6

Additional liability for certain benefit features by segment (2):
Benefits and Protection – Life Insurance:
Universal life	5,581.1	5,326.5
Total additional liability for certain benefit features	5,581.1	5,326.5

Reconciling items:
Participating contracts	2,995.2	3,060.5
Short-duration contracts	1,292.7	1,283.4
Cost of reinsurance liability	836.6	424.6
Reinsurance recoverable liability	43.3	45.2
Other (3)	151.5	171.7
Future policy benefits and claims per consolidated statements of financial position	$46,987.8	$46,826.5
(1)	Amounts include the deferred profit liability.
(2)	Includes reserves on certain long-duration contracts where benefit features result in gains in early years followed by losses in later years.
(3)	Includes other miscellaneous reserves and the impact of unrealized gains (losses) on the additional liability for certain benefit features.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

Liability for Unpaid Claims

The liability for unpaid claims is reported in future policy benefits and claims within our consolidated statements of financial position. Activity associated with unpaid claims was as follows:

	For the six months ended June 30,
	2024	2023

	(in millions)
Balance at beginning of period	$1,405.9	$1,395.0
Less: reinsurance recoverable	67.8	68.6
Net balance at beginning of period	1,338.1	1,326.4
Incurred:
Current year	899.7	827.0
Prior years	(68.3)	(49.6)
Total incurred	831.4	777.4
Payments:
Current year	578.6	528.6
Prior years	250.4	241.3
Total payments	829.0	769.9
Net balance at end of period	1,340.5	1,333.9
Plus: reinsurance recoverable	63.7	67.5
Balance at end of period	$1,404.2	$1,401.4

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

Long-Duration Contracts

Gross Premiums or Assessments and Interest Accretion

The amount of gross premiums or assessments and interest accretion recognized by segment in the consolidated statements of operations was as follows:

	Gross premiums or assessments (1)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions)
Retirement and Income Solutions:
Pension risk transfer	$991.1	$610.9	$1,744.1	$1,187.9
Individual fixed income annuities	11.2	12.0	28.2	20.0
Total Retirement and Income Solutions	1,002.3	622.9	1,772.3	1,207.9
Principal Asset Management – Principal International:
Latin America:
Individual fixed income annuities	10.9	8.6	13.0	15.2
Benefits and Protection:
Specialty Benefits:
Individual disability	159.6	154.7	314.5	305.3
Life Insurance:
Universal life	180.7	167.5	356.9	342.1
Term life	169.6	162.0	333.7	322.9
Total Benefits and Protection	509.9	484.2	1,005.1	970.3
Corporate:
Long-term care insurance	1.2	1.2	2.7	2.7
Total per consolidated statements of operations	$1,524.3	$1,116.9	$2,793.1	$2,196.1
(1)	Gross premiums are included within premiums and other considerations on the consolidated statements of operations. Assessments, which are only applicable to the Life Insurance – Universal life level of aggregation, are included within fees and other revenues on the consolidated statements of operations.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

	Interest accretion (1)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions)
Retirement and Income Solutions:
Pension risk transfer	$279.7	$249.9	$552.6	$495.1
Individual fixed income annuities	52.6	55.1	105.8	110.8
Total Retirement and Income Solutions	332.3	305.0	658.4	605.9
Principal Asset Management – Principal International:
Latin America:
Individual fixed income annuities (2)	91.7	113.5	162.8	219.7
Benefits and Protection:
Specialty Benefits:
Individual disability	24.6	23.5	49.0	46.7
Life Insurance:
Universal life	61.6	47.6	122.0	93.9
Term life	13.6	11.7	26.8	23.1
Total Benefits and Protection	99.8	82.8	197.8	163.7
Corporate:
Long-term care insurance	2.3	2.6	4.5	5.1
Total per consolidated statements of operations	$526.1	$503.9	$1,023.5	$994.4

(1)Interest accretion is included within benefits, claims and settlement expenses on the consolidated statements of operations.

(2)	Includes inflation adjustments included within the liability for future policy benefits rollforward for interest accretion.

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
June 30, 2024
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

Further details regarding reference rates used are included under “Interest Accretion and Current Discount Rates.”

Retirement and Income Solutions

The balances and the changes in the present value for expected future policy benefits were as follows:

	For the six months ended		For the year ended
	June 30, 2024		December 31, 2023
	Pension	Individual	Pension	Individual
	risk	fixed income	risk	fixed income
	transfer	annuities	transfer	annuities

	($ in millions)
Present value of expected future policy benefit payments
Balance at beginning of period	$23,855.8	$4,914.1	$21,211.4	$5,019.4
Effect of changes in discount rate assumptions at beginning of period	1,036.1	296.7	1,799.6	439.0
Balance at beginning of period at original discount rate	24,891.9	5,210.8	23,011.0	5,458.4
Effect of changes in cash flow assumptions	—	—	(53.4)	(1.3)
Effect of actual variances from expected experience	(2.8)	(3.9)	(14.6)	(0.1)
Adjusted beginning of period balance at original discount rate	24,889.1	5,206.9	22,943.0	5,457.0
Interest accrual	552.6	105.8	1,008.6	219.1
Benefit payments	(1,092.0)	(249.5)	(1,981.4)	(507.3)
Issuances	1,751.9	27.9	2,921.7	42.0
Balance at end of period at original discount rate	26,101.6	5,091.1	24,891.9	5,210.8
Effect of changes in discount rate assumptions at end of period	(1,884.0)	(455.0)	(1,036.1)	(296.7)
Future policy benefits	24,217.6	4,636.1	23,855.8	4,914.1
Reinsurance impact	—	(4,572.2)	—	(4,869.1)
Future policy benefits after reinsurance	$24,217.6	$63.9	$23,855.8	$45.0

Weighted-average duration for future policy benefits (years) (1)	8.2	7.6	8.5	7.9
(1)	Represents the average of the cohort-level duration of the benefit cash flows weighted by the reserve balance for each cohort.

Upper-medium grade fixed-income instrument yields increased during the six months ended June 30, 2024, resulting in a decrease to the LFPB of $847.9 million for Pension risk transfer and $158.3 million for Individual fixed income annuities.

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
June 30, 2024
(Unaudited)

Principal Asset Management - Principal International

The balances and the changes in the present value for expected future policy benefits for Latin America – Individual fixed income annuities were as follows:

	For the six months ended	For the year ended
	June 30, 2024	December 31, 2023

	($ in millions)
Present value of expected future policy benefit payments
Balance at beginning of period	$4,593.7	$5,042.3
Effect of changes in discount rate assumptions at beginning of period	(351.8)	(754.6)
Balance at beginning of period at original discount rate	4,241.9	4,287.7
Effect of actual variances from expected experience	(0.1)	0.9
Adjusted beginning of period balance at original discount rate	4,241.8	4,288.6
Interest accrual (1)	162.8	385.8
Benefit payments	(162.3)	(355.9)
Issuances	12.9	30.0
Foreign currency translation adjustment	(316.6)	(106.6)
Balance at end of period at original discount rate	3,938.6	4,241.9
Effect of changes in discount rate assumptions at end of period	217.8	351.8
Future policy benefits	$4,156.4	$4,593.7

Weighted-average duration for future policy benefits (years) (2)	9.6	9.9
(1)	Includes inflation adjustments.
(2)	Represents the average of the cohort-level duration of the benefit cash flows weighted by the reserve balance for each cohort.

Upper-medium grade fixed-income instrument yields impacting Latin America increased during the six months ended June 30, 2024, resulting in a decrease to the LFPB of $134.0 million.

Upper-medium grade fixed-income instrument yields impacting Latin America increased during the year ended December 31, 2023, resulting in a decrease to the LFPB of $402.8 million.

See “Interest Accretion and Current Discount Rates” for further details.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

Benefits and Protection

The balances and the changes in the present value for expected net premiums and expected future policy benefits were as follows:

	For the six months ended		For the year ended
	June 30, 2024		December 31, 2023
	Specialty	Life	Specialty	Life
	Benefits	Insurance	Benefits	Insurance
	Individual		Individual
	disability	Term life	disability	Term life

	($ in millions)
Present value of expected net premiums
Balance at beginning of period	$2,552.3	$3,793.7	$2,341.8	$3,423.2
Effect of changes in discount rate assumptions at beginning of period	313.7	100.1	395.2	196.0
Balance at beginning of period at original discount rate	2,866.0	3,893.8	2,737.0	3,619.2
Effect of changes in cash flow assumptions	—	—	(37.6)	143.5
Effect of actual variances from expected experience	81.7	44.5	244.3	103.3
Adjusted beginning of period balance at original discount rate	2,947.7	3,938.3	2,943.7	3,866.0
Interest accrual	49.6	90.0	95.6	171.9
Net premiums collected	(139.4)	(190.2)	(273.4)	(359.8)
Issuances	39.5	121.9	100.1	215.7
Balance at end of period at original discount rate	2,897.4	3,960.0	2,866.0	3,893.8
Effect of changes in discount rate assumptions at end of period	(399.9)	(246.9)	(313.7)	(100.1)
Balance at end of period	$2,497.5	$3,713.1	$2,552.3	$3,793.7

Present value of expected future policy benefit payments
Balance at beginning of period	$4,450.7	$4,879.6	$4,040.6	$4,332.2
Effect of changes in discount rate assumptions at beginning of period	903.5	124.5	1,021.4	251.6
Balance at beginning of period at original discount rate	5,354.2	5,004.1	5,062.0	4,583.8
Effect of changes in cash flow assumptions	—	—	(51.5)	181.8
Effect of actual variances from expected experience	88.6	50.2	260.8	116.8
Adjusted beginning of period balance at original discount rate	5,442.8	5,054.3	5,271.3	4,882.4
Interest accrual	98.6	116.8	190.1	220.1
Benefit payments	(106.3)	(169.6)	(210.0)	(330.4)
Issuances	40.4	130.9	102.8	232.0
Balance at end of period at original discount rate	5,475.5	5,132.4	5,354.2	5,004.1
Effect of changes in discount rate assumptions at end of period	(1,165.9)	(315.9)	(903.5)	(124.5)
Balance at end of period	$4,309.6	$4,816.5	$4,450.7	$4,879.6

Future policy benefits (1)	$1,812.1	$1,103.4	$1,898.4	$1,085.9
Reinsurance impact	(403.9)	43.3	(421.6)	45.2
Future policy benefits after reinsurance	$1,408.2	$1,146.7	$1,476.8	$1,131.1

Weighted-average duration for future policy benefits (years) (2)	17.8	8.9	18.4	9.4
(1)	Represents the present value of expected future policy benefit payments less the present value of expected net premiums.
(2)	Represents the average of the cohort-level duration of the benefits less the net premium cash flows weighted by the reserve balance for each cohort.

Upper-medium grade fixed-income instrument yields increased during the six months ended June 30, 2024, resulting in a decrease to the LFPB of $176.2 million for Individual disability and $44.6 million for Term life.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
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

Additional Liability for Certain Benefit Features

The LFPB also includes an additional reserve on certain universal life contracts where benefit features result in gains in early years followed by losses in later years. The liability for these future losses is accrued in relation to estimated contract assessments. A premium deficiency exists if the net liabilities together with future premiums are determined to be insufficient to provide for expected future policy benefits. Premium deficiency testing considers, among other factors, anticipated investment income and does not include a provision for adverse deviation. We did not have a premium deficiency reserve as of June 30, 2024 or December 31, 2023.

The balances and the changes in the additional liability for certain benefit features for Life Insurance - Universal life contracts, excluding the impact of unrealized gains (losses), were as follows:

	For the six months ended	For the year ended
	June 30, 2024	December 31, 2023

	($ in millions)
Balance at beginning of period	$5,326.5	$4,095.2
Effect of changes in cash flow assumptions	—	725.4
Effect of actual variances from expected experience	23.3	45.2
Interest accrual	122.0	209.2
Net assessments collected	210.0	378.1
Benefit payments	(100.7)	(126.6)
Balance at end of period	5,581.1	5,326.5
Reinsurance impact	(5,558.7)	(5,306.2)
Balance at end of period after reinsurance	$22.4	$20.3

Weighted-average duration for additional liability (years) (1)	25.1	26.2
(1)	Represents the average of the cohort-level duration of the benefits less the net assessment cash flows weighted by the reserve balance for each cohort.

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
June 30, 2024
(Unaudited)

Corporate

The balances and the changes in the present value for expected net premiums and expected future policy benefits for long-term care insurance were as follows:

	For the six months ended	For the year ended
	June 30, 2024	December 31, 2023

	($ in millions)
Present value of expected net premiums
Balance at beginning of period	$42.8	$64.6
Effect of changes in discount rate assumptions at beginning of period	(3.0)	(3.6)
Balance at beginning of period at original discount rate	39.8	61.0
Effect of changes in cash flow assumptions	—	(13.3)
Effect of actual variances from expected experience	(3.5)	(5.7)
Adjusted beginning of period balance at original discount rate	36.3	42.0
Interest accrual	1.1	2.9
Net premiums collected	(2.8)	(5.1)
Balance at end of period at original discount rate	34.6	39.8
Effect of changes in discount rate assumptions at end of period	1.5	3.0
Balance at end of period	$36.1	$42.8

Present value of expected future policy benefit payments
Balance at beginning of period	$209.5	$248.1
Effect of changes in discount rate assumptions at beginning of period	(20.0)	(18.9)
Balance at beginning of period at original discount rate	189.5	229.2
Effect of changes in cash flow assumptions	—	(40.5)
Effect of actual variances from expected experience	(0.2)	2.5
Adjusted beginning of period balance at original discount rate	189.3	191.2
Interest accrual	5.6	12.5
Benefit payments	(7.1)	(14.2)
Balance at end of period at original discount rate	187.8	189.5
Effect of changes in discount rate assumptions at end of period	10.1	20.0
Balance at end of period	$197.9	$209.5

Future policy benefits (1)	$161.8	$166.7
Reinsurance impact	(161.8)	(166.7)
Future policy benefits after reinsurance	$—	$—

Weighted-average duration for future policy benefits (years) (2)	9.8	10.4
(1)	Represents the present value of expected future policy benefit payments less the present value of expected net premiums.
(2)	Represents the average of cohort-level duration of the benefits less the net premium cash flows weighted by the reserve balance for each cohort.

Upper-medium grade fixed-income instrument yields increased during the six months ended June 30, 2024, resulting in a decrease to the LFPB of $8.4 million.

Upper-medium grade fixed-income instrument yields decreased during the year ended December 31, 2023, resulting in an increase to the LFPB of $1.7 million.

See “Interest Accretion and Current Discount Rates” for further details.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

Expected Future Gross Premiums and Benefit Payments

The amounts of expected undiscounted future benefit payments, expected undiscounted future gross premiums and expected discounted future gross premiums, utilizing the current upper-medium fixed-income instrument yield, were as follows:

	June 30, 2024	December 31, 2023

	(in millions)
Retirement and Income Solutions:
Pension risk transfer
Expected undiscounted future benefit payments	$38,337.8	$36,325.5

Individual fixed income annuities
Expected undiscounted future benefit payments	$7,085.4	$7,292.0

Principal Asset Management – Principal International:
Latin America:
Individual fixed income annuities
Expected undiscounted future benefit payments	$5,810.5	$6,296.0

Benefits and Protection – Specialty Benefits:
Individual disability
Expected discounted future gross premiums	$5,311.7	$5,456.4
Expected undiscounted future gross premiums	$8,323.3	$8,264.8
Expected undiscounted future benefit payments	$9,154.9	$8,981.2

Benefits and Protection – Life Insurance:
Term life
Expected discounted future gross premiums	$6,229.2	$6,385.1
Expected undiscounted future gross premiums	$10,471.0	$10,287.2
Expected undiscounted future benefit payments	$8,017.8	$7,832.3

Corporate:
Long-term care insurance
Expected discounted future gross premiums	$36.1	$42.8
Expected undiscounted future gross premiums	$52.1	$60.3
Expected undiscounted future benefit payments	$364.1	$371.0

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
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

	Interest accretion rate		Current discount rate
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Retirement and Income Solutions:
Pension risk transfer	4.58%	4.52%	5.51%	4.99%
Individual fixed income annuities	4.22%	4.22%	5.48%	4.97%
Principal Asset Management – Principal International (1):
Latin America:
Individual fixed income annuities	4.22%	4.22%	3.50%	3.23%
Benefits and Protection:
Specialty Benefits:
Individual disability	3.93%	3.96%	5.56%	5.05%
Life Insurance:
Universal life	4.75%	4.75%	See note (2)	See note (2)
Term life	4.83%	4.83%	5.39%	4.90%
Corporate:
Long-term care insurance	6.16%	6.16%	5.53%	5.01%
(1)	The interest accretion rate and current discount rate are Chilean real rates, excluding inflation, in the local currency.
(2)	The additional liability for certain benefit features for Life Insurance – Universal life is measured using the discount rate at contract inception. Therefore, the current discount rate is not applicable for this product.

9. Market Risk Benefits

Contracts or contract features that provide protection to the policyholder from capital market risk, including equity, interest rate or foreign exchange risk, and expose us to other-than-nominal capital market risk are classified as MRBs. We issue certain annuity contracts and other investment contracts that include MRBs that have been bifurcated from the host contract. The Retirement and Income Solutions segment offers variable annuity products with GMWB riders and GMDB riders, including the GMDB for its RILA products that offer return-of-premium death benefits. The Principal Asset Management segment offered defined contribution plans in Asia with a guarantee on the minimum account balance under certain qualifying events. These were closed in the second quarter of 2024.

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
June 30, 2024
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

	June 30, 2024			December 31, 2023
			Net asset			Net asset
	Asset	Liability	(liability)	Asset	Liability	(liability)

	(in millions)
Retirement and Income Solutions:
Individual variable annuities	$212.3	$69.3	$143.0	$153.4	$111.9	$41.5
Principal Asset Management – Principal International:
Asia:
Guaranteed pension (1)	—	—	—	—	21.3	(21.3)
Total MRB per consolidated statements of financial position	$212.3	$69.3	$143.0	$153.4	$133.2	$20.2

(1)The guaranteed pension funds were closed in the second quarter of 2024.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

Retirement and Income Solutions

The net asset (liability) balances and the changes in the valuation of the MRBs for Individual variable annuities were as follows:

	For the six months ended	For the year ended
	June 30, 2024	December 31, 2023

	($ in millions)
Balance at beginning of period	$41.5	$(72.2)
Effect of changes in nonperformance risk at beginning of period	7.7	(31.7)
Adjusted balance at beginning of period	49.2	(103.9)
Effect of:
Interest accrual and expected policyholder behavior	(39.3)	(80.9)
Benefit payments	0.5	0.4
Changes in interest rates	68.9	39.9
Changes in equity markets	66.2	155.1
Changes in equity index volatility	19.3	47.9
Actual policyholder behavior different from expected behavior	(3.5)	(4.0)
Changes in other future expected assumptions	—	(5.3)
Adjusted balance at end of period	161.3	49.2
Effect of changes in nonperformance risk at end of period	(18.3)	(7.7)
Balance at end of period	$143.0	$41.5

Weighted-average attained age of policyholders (years) (1)	67.6	67.7
Net amount at risk (2)	$50.0	$111.2
(1)	The weighted-average attained age is calculated at the contract level using the total contributions since inception and the age of the contractholders.
(2)	The net amount at risk for our GMDB riders is defined as the current GMDB amount in excess of the current account balance. The net amount at risk for our GMWB riders is defined as the greater of the present value of the GMWB payments less the current account balance or zero. For contracts with both GMDB and GMWB riders, the net amount at risk is the greater of the GMDB or GMWB net amount at risk. A decrease in the net amount at risk in 2024 as a result of increases in the equity markets was partially offset by an increase in the net amount at risk as a result of increases in interest rates.

Significant changes to inputs and assumptions that impacted the change in the MRB fair value measurement shown above were as follows:

	For the six months ended		For the year ended
	June 30, 2024		December 31, 2023
		Change in net		Change in net
	Change in input	MRB asset (liability)	Change in input	MRB asset (liability)
Long-term interest rate	Increased	Favorable	Increased	Favorable
Equity markets	Increased	Favorable	Increased	Favorable
Equity market volatilities	Decreased	Favorable	Decreased	Favorable
Own nonperformance risk	Decreased	Unfavorable	Decreased	Unfavorable

See “Unobservable Inputs for Fair Value Measurement” for additional details on the inputs.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

Principal Asset Management – Principal International

The net asset (liability) balances and the changes in the valuation of the MRBs for Asia – Guaranteed pension were as follows:

	For the six months ended	For the year ended
	June 30, 2024	December 31, 2023

	($ in millions)
Balance at beginning of period	$(21.3)	$(26.0)
Effect of changes in nonperformance risk at beginning of period	1.0	1.2
Adjusted balance at beginning of period	(20.3)	(24.8)
Effect of:
Interest accrual and expected policyholder behavior	(0.2)	(10.1)
Benefit payments (1)	20.2	13.8
Changes in interest rates	(0.6)	1.2
Changes in equity markets	0.7	0.2
Actual policyholder behavior different from expected behavior	0.2	(0.6)
Adjusted balance at end of period	—	(20.3)
Effect of changes in nonperformance risk at end of period	—	(1.0)
Balance at end of period	$—	$(21.3)

Weighted-average attained age of policyholders (years) (2)	—	54.0
Net amount at risk (3)	$—	$25.1
(1)	The guaranteed pension funds were closed in the second quarter of 2024.
(2)	The weighted-average attained age is calculated at the contract level using the guarantee amounts and the age of the underlying members of the contracts.
(3)	The net amount at risk for the minimum guarantee on withdrawal is defined as the current guaranteed balance in excess of the current account balance.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
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

	June 30, 2024				December 31, 2023
				Weighted-				Weighted-
	Range of inputs			Average	Range of inputs			Average
Retirement and Income Solutions:
Individual variable annuities
Long-term interest rate (1)	4.51	-	4.60%	4.55%	4.00	-	4.20%	4.10%
Long-term equity market volatility	18.30	-	32.80%	21.50%	18.00	-	33.00%	22.00%
Nonperformance risk	0.57	-	1.29%	1.10%	0.80	-	1.60%	1.30%
Lapse rate	1.10	-	55.00%	6.16%	1.10	-	55.00%	5.90%
Principal Asset Management – Principal International:
Asia:
Guaranteed pension (2)
Long-term interest rate (1)	N/A		N/A	N/A	4.54	-	4.70%	4.61%
Long-term equity market volatility	N/A		N/A	N/A	16.39	-	23.75%	19.64%
Nonperformance risk	N/A		N/A	N/A	0.90	-	1.77%	1.51%
Lapse rate	N/A		N/A	N/A	4.95	-	19.35%	16.80%
(1)	Represents the range of rate curves used in the valuation analysis that we have determined market participants would use when pricing the instrument. The rate curves are derived from an interpolation between various observable swap rates.
(2)	The guaranteed pension funds were closed in the second quarter of 2024.

10. Reinsurance

We reinsure a portion of the insurance risks associated with our individual disability, traditional life, universal life, medical and long-term care insurance as well as retail fixed annuity contracts with significant life insurance risk through reinsurance agreements with unaffiliated reinsurance companies, primarily on a quota share, excess loss, yearly renewable term (“YRT”) or coinsurance basis. We have coinsurance with funds withheld reinsurance agreements in which we cede our U.S. retail fixed annuity and ULSG blocks of business using both the reinsurance and deposit methods of accounting.

We are contingently liable with respect to reinsurance ceded to other companies in the event the reinsurer is unable to meet the obligations it has assumed. As of June 30, 2024, and December 31, 2023, we had $14,351.7 million and $14,533.1 million of reinsurance recoverable assets, respectively, included in reinsurance recoverable and deposit receivable on the consolidated statements of financial position, which does not reflect potentially offsetting impacts of collateral. As of June 30, 2024, and December 31, 2023, we had $43.3 million and $45.2 million of reinsurance recoverable liabilities, respectively, included in future policy benefits and claims on the consolidated statements of financial position.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

The effects of reinsurance on premiums and other considerations and policy and contract benefits were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

	(in millions)
Premiums and other considerations:
Direct	$2,065.5	$1,618.9	$3,869.8	$3,182.2
Ceded	(138.9)	(126.2)	(258.6)	(240.9)
Net premiums and other considerations	$1,926.6	$1,492.7	$3,611.2	$2,941.3
Benefits, claims and settlement expenses:
Direct	$2,778.7	$2,254.1	$5,266.2	$4,361.9
Ceded (1)	(700.8)	(420.0)	(1,118.6)	(753.9)
Net benefits, claims and settlement expenses	$2,077.9	$1,834.1	$4,147.6	$3,608.0
LFPB remeasurement (gain) loss:
Direct	$4.4	$11.6	$32.4	$24.3
Ceded (1)	440.4	(10.9)	410.7	(29.2)
Net LFPB remeasurement (gain) loss	$444.8	$0.7	$443.1	$(4.9)

(1)Includes the one-time impact of YRT reinsurance transactions in 2024.

As of June 30, 2024 and December 31, 2023, we had a $5,383.1 million and $6,078.6 reinsurance deposit receivable, respectively.

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

	June 30, 2024	December 31, 2023

	(in millions)
Cost of reinsurance asset	$3,232.9	$3,275.5

Cost of reinsurance liability	$836.6	$424.6

Cost of reinsurance amortization, including the impacts of remeasurement, of $453.6 million and $15.4 million for the three months ended June 30, 2024 and 2023, and $459.1 million and $33.2 million for the six months ended June 30, 2024 and 2023, respectively, was reported in benefits, claims and settlement expenses and liability for future policy benefits remeasurement (gain) loss on the consolidated statements of operations. The 2024 impacts of remeasurement include the one-time impact of YRT reinsurance transactions.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

Funds Withheld

The following assets were held in support of our reserves associated with our coinsurance with funds withheld agreements and are reported in the line items shown on the consolidated statements of financial position.

	June 30, 2024	December 31, 2023

	(in millions)
Fixed maturities, available-for-sale	$14,147.9	$15,587.5
Fixed maturities, trading	300.7	316.8
Equity securities	0.3	0.3
Mortgage loans	2,354.5	2,385.9
Other investments	1,014.8	621.4
Cash and cash equivalents	856.9	818.4
Accrued interest income	175.4	187.0
Net other liabilities	(78.4)	(77.8)
Net assets	$18,772.1	$19,839.5

Certain assets are reported at amortized cost while the fair value of those assets is reflected in the funds withheld payable. As of June 30, 2024 and December 31, 2023, we had a $18,554.6 million and $19,629.5 million funds withheld payable, which was net of a $2,997.0 million and $2,567.1 million embedded derivative asset, respectively. The change in fair value of the embedded derivative was a gain (loss) of $232.9 million and $93.9 million for the three months ended June 30, 2024 and 2023, respectively, and $429.9 million and $(532.7) million for the six months ended June 30, 2024 and 2023, respectively.

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

Following are the components of net realized capital gains (losses) on the funds withheld assets that were passed to the reinsurer.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions)
Fixed maturities, available-for-sale	$(11.0)	$(66.6)	$(41.2)	$(123.6)
Fixed maturities, trading	—	—	—	(0.1)
Equity securities	—	—	—	(1.2)
Mortgage loans	—	(9.2)	—	(9.2)
Derivatives	0.8	2.5	1.8	5.4
Net realized capital losses	$(10.2)	$(73.3)	$(39.4)	$(128.7)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

11. Income Taxes

Effective Income Tax Rate

Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate was as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
U.S. corporate income tax rate	21%	21%	21%	21%
Dividends received deduction	(4)	(4)	(4)	(16)
Tax credits	(4)	(4)	(3)	(12)
Impact of equity method presentation	(1)	(2)	(1)	(6)
Interest exclusion from taxable income	(1)	(1)	(1)	(5)
Employee compensation	—	—	—	(3)
Local country permanent tax adjustments	—	—	—	(2)
Foreign currency inflation	—	(1)	—	(2)
State income taxes	4	1	2	2
Low income housing tax credit amortization	2	2	2	8
Global Intangible Low-Taxed Income	—	—	—	5
Valuation allowance	3	1	1	1
Foreign country statutory rate differential	—	—	—	1
Effective income tax rate	20%	13%	17%	(8)%

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

12. Employee and Agent Benefits

Components of Net Periodic Benefit Cost

			Other postretirement
	Pension benefits		benefits
	For the three months ended		For the three months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions)
Service cost	$14.8	$13.8	$—	$—
Interest cost	40.5	40.3	0.7	0.9
Expected return on plan assets	(42.6)	(40.9)	(1.2)	(1.2)
Amortization of prior service benefit	(4.1)	(4.2)	(0.2)	(0.2)
Recognized net actuarial (gain) loss	9.8	10.7	(0.2)	(0.2)
Net periodic benefit cost (income)	$18.4	$19.7	$(0.9)	$(0.7)

			Other postretirement
	Pension benefits		benefits
	For the six months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions)
Service cost	$29.6	$27.8	$—	$—
Interest cost	80.8	80.0	1.5	1.7
Expected return on plan assets	(85.2)	(81.6)	(2.3)	(2.3)
Amortization of prior service benefit	(8.3)	(8.4)	(0.5)	(0.5)
Recognized net actuarial (gain) loss	19.4	20.5	(0.5)	(0.4)
Net periodic benefit cost (income)	$36.3	$38.3	$(1.8)	$(1.5)

The components of net periodic benefit cost including the service cost component are included in operating expenses on the consolidated statements of operations.

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for U.S. federal income tax purposes. We do not anticipate that we will be required to fund a minimum required contribution under ERISA in 2024; however, it is possible that we may fund the qualified and nonqualified pension plans in 2024 for a combined total of up to $75.0 million. During both the three and six months ended June 30, 2024, we contributed $33.0 million to these plans.

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
June 30, 2024
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

While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe any such matter will have a material adverse effect on our business or financial position. To the extent such matters present a reasonably possible chance of loss, we are generally not able to estimate the possible loss or range of loss associated therewith. The outcome of such matters is always uncertain and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate as of June 30, 2024.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. The terms of these agreements range in duration and often are not explicitly defined. The maximum exposure under these agreements as of June 30, 2024, was approximately $83.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period. Furthermore, in connection with our contingent funding agreements, we are required to purchase any principal and interest strips of U.S. Treasury securities that are due and not paid from the associated unconsolidated trusts. The maximum exposure under these agreements as of June 30, 2024, was $750.0 million.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

14. Stockholders’ Equity

Common Stock Dividends

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Dividends declared per common share	$0.71	$0.64	$1.40	$1.28

Reconciliation of Outstanding Common Shares

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Beginning balance	235,032,781	243,119,187	236,438,294	243,549,782
Shares issued	319,208	301,522	1,834,936	1,998,654
Treasury stock acquired	(3,058,602)	(1,382,876)	(5,979,843)	(3,510,603)
Ending balance	232,293,387	242,037,833	232,293,387	242,037,833

In January 2022, our Board of Directors (“Board”) authorized a $1.6 billion increase to the June 2021 share repurchase program authorization, which was completed in April 2024. In February 2024, our Board authorized a share repurchase program of up to $1.5 billion of our outstanding common stock, which has no expiration. Shares repurchased under these programs are accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders’ equity.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

Other Comprehensive Income (Loss)

	For the three months ended			For the six months ended
	June 30, 2024			June 30, 2024
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax

	(in millions)
Net unrealized losses on available-for-sale securities during the period	$(720.6)	$159.5	$(561.1)	$(1,228.3)	$267.8	$(960.5)
Reclassification adjustment for losses included in net income (1)	43.8	(9.3)	34.5	87.3	(18.3)	69.0
Adjustments for assumed changes in amortization patterns	4.9	(1.0)	3.9	4.7	(1.0)	3.7
Adjustments for assumed changes in policyholder liabilities	2.5	(0.6)	1.9	10.7	(2.3)	8.4
Net unrealized losses on available-for-sale securities	(669.4)	148.6	(520.8)	(1,125.6)	246.2	(879.4)

Net unrealized gains on derivative instruments during the period	31.4	(6.6)	24.8	54.5	(11.4)	43.1
Reclassification adjustment for gains included in net income (2)	(0.9)	0.2	(0.7)	(1.8)	0.4	(1.4)
Adjustments for assumed changes in amortization patterns	(0.1)	—	(0.1)	(0.2)	—	(0.2)
Net unrealized gains on derivative instruments	30.4	(6.4)	24.0	52.5	(11.0)	41.5

Liability for future policy benefits discount rate remeasurement gain (3)	501.9	(108.4)	393.5	1,212.1	(263.9)	948.2

Market risk benefit nonperformance risk remeasurement gain (loss) (4)	1.4	(0.3)	1.1	(9.6)	2.0	(7.6)

Foreign currency translation adjustment	(58.6)	3.5	(55.1)	(175.3)	(0.8)	(176.1)

Unrecognized postretirement benefit obligation during the period	(3.0)	0.8	(2.2)	(3.0)	0.8	(2.2)
Amortization of amounts included in net periodic benefit cost (6)	5.3	(1.3)	4.0	10.1	(2.6)	7.5
Net unrecognized postretirement benefit obligation	2.3	(0.5)	1.8	7.1	(1.8)	5.3

Other comprehensive loss	$(192.0)	$36.5	$(155.5)	$(38.8)	$(29.3)	$(68.1)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

	For the three months ended			For the six months ended
	June 30, 2023			June 30, 2023
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax

	(in millions)
Net unrealized gains (losses) on available-for-sale securities during the period	$(787.7)	$162.7	$(625.0)	$493.1	$(102.2)	$390.9
Reclassification adjustment for losses included in net income (1)	105.2	(22.1)	83.1	183.7	(38.5)	145.2
Adjustments for assumed changes in amortization patterns	(0.9)	0.2	(0.7)	(0.7)	0.2	(0.5)
Adjustments for assumed changes in policyholder liabilities	0.2	—	0.2	0.1	—	0.1
Net unrealized gains (losses) on available-for-sale securities	(683.2)	140.8	(542.4)	676.2	(140.5)	535.7

Net unrealized losses on derivative instruments during the period	(6.2)	1.4	(4.8)	(2.5)	0.6	(1.9)
Reclassification adjustment for gains included in net income (2)	(1.2)	0.2	(1.0)	(4.9)	1.0	(3.9)
Net unrealized losses on derivative instruments	(7.4)	1.6	(5.8)	(7.4)	1.6	(5.8)

Liability for future policy benefits discount rate remeasurement gain (loss) (3)	655.0	(145.8)	509.2	(27.4)	(4.3)	(31.7)

Market risk benefit nonperformance risk remeasurement gain (loss) (4)	(7.3)	1.7	(5.6)	0.4	—	0.4

Foreign currency translation adjustment during the period	18.5	(8.9)	9.6	150.7	(9.0)	141.7
Reclassification adjustment for losses included in net income (5)	0.3	—	0.3	0.3	—	0.3
Foreign currency translation adjustment	18.8	(8.9)	9.9	151.0	(9.0)	142.0

Unrecognized postretirement benefit obligation during the period	(18.3)	4.7	(13.6)	(18.3)	4.7	(13.6)
Amortization of amounts included in net periodic benefit cost (6)	6.1	(1.6)	4.5	11.2	(2.9)	8.3
Net unrecognized postretirement benefit obligation	(12.2)	3.1	(9.1)	(7.1)	1.8	(5.3)

Other comprehensive income (loss)	$(36.3)	$(7.5)	$(43.8)	$785.7	$(150.4)	$635.3
(1)	Pre-tax reclassification adjustments relating to available-for-sale securities are reported in net realized capital gains (losses) and net realized capital gains (losses) on funds withheld assets on the consolidated statements of operations.
(2)	See Note 4, Derivative Financial Instruments, under the caption “Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations” for further details.
(3)	Includes the discount rate remeasurement gain (loss) associated with the LFPB and the associated reinsurance recoverable. See Note 8, Future Policy Benefits and Claims, under the caption “Liability for Future Policy Benefits” for further details.
(4)	See Note 9, Market Risk Benefits, for further details.
(5)	The 2023 pre-tax reclassification adjustment related to the release of the cumulative translation adjustment from the dissolution of a foreign subsidiary.
(6)	Amount is comprised of amortization of prior service cost (benefit) and recognized net actuarial (gain) loss, which is reported in operating expenses on the consolidated statements of operations. See Note 12, Employee and Agent Benefits, under the caption “Components of Net Periodic Benefit Cost” for further details.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

Accumulated Other Comprehensive Loss

				MRB
	Net unrealized	Net unrealized	LFPB	nonperformance	Foreign	Unrecognized	Accumulated
	losses on	gains	discount rate	risk	currency	postretirement	other
	available-for-sale	on derivative	remeasurement	remeasurement	translation	benefit	comprehensive
	securities (1)	instruments	gain	gain (loss)	adjustment	obligation	loss

	(in millions)
Balances as of April 1, 2023	$(4,779.8)	$39.7	$200.0	$30.0	$(1,440.9)	$(250.3)	$(6,201.3)
Other comprehensive loss during the period, net of adjustments	(625.5)	(4.8)	509.2	(5.6)	9.5	(13.6)	(130.8)
Amounts reclassified from AOCI	83.1	(1.0)	—	—	0.3	4.5	86.9
Other comprehensive loss	(542.4)	(5.8)	509.2	(5.6)	9.8	(9.1)	(43.9)
Balances as of June 30, 2023	$(5,322.2)	$33.9	$709.2	$24.4	$(1,431.1)	$(259.4)	$(6,245.2)

Balances as of April 1, 2024	$(4,373.4)	$15.4	$982.9	$(15.6)	$(1,617.2)	$(248.2)	$(5,256.1)
Other comprehensive loss during the period, net of adjustments	(555.3)	24.7	393.5	1.1	(55.3)	(2.2)	(193.5)
Amounts reclassified from AOCI	34.5	(0.7)	—	—	—	4.0	37.8
Other comprehensive loss	(520.8)	24.0	393.5	1.1	(55.3)	1.8	(155.7)
Balances as of June 30, 2024	$(4,894.2)	$39.4	$1,376.4	$(14.5)	$(1,672.5)	$(246.4)	$(5,411.8)

				MRB
	Net unrealized	Net unrealized	LFPB	nonperformance	Foreign	Unrecognized	Accumulated
	losses on	gains (losses)	discount rate	risk	currency	postretirement	other
	available-for-sale	on derivative	remeasurement	remeasurement	translation	benefit	comprehensive
	securities (1)	instruments	gain	gain (loss)	adjustment	obligation	loss

	(in millions)
Balances as of January 1, 2023	$(5,857.9)	$39.7	$740.9	$24.0	$(1,571.6)	$(254.1)	$(6,879.0)
Other comprehensive income during the period, net of adjustments	390.5	(1.9)	(31.7)	0.4	140.2	(13.6)	483.9
Amounts reclassified from AOCI	145.2	(3.9)	—	—	0.3	8.3	149.9
Other comprehensive income	535.7	(5.8)	(31.7)	0.4	140.5	(5.3)	633.8
Balances as of June 30, 2023	$(5,322.2)	$33.9	$709.2	$24.4	$(1,431.1)	$(259.4)	$(6,245.2)

Balances as of January 1, 2024	$(4,014.8)	$(2.1)	$428.2	$(6.9)	$(1,498.0)	$(251.7)	$(5,345.3)
Other comprehensive loss during the period, net of adjustments	(948.4)	42.9	948.2	(7.6)	(174.5)	(2.2)	(141.6)
Amounts reclassified from AOCI	69.0	(1.4)	—	—	—	7.5	75.1
Other comprehensive loss	(879.4)	41.5	948.2	(7.6)	(174.5)	5.3	(66.5)
Balances as of June 30, 2024	$(4,894.2)	$39.4	$1,376.4	$(14.5)	$(1,672.5)	$(246.4)	$(5,411.8)
(1)	Net unrealized losses on available-for-sale securities for which an allowance for credit loss has been recorded were $2.4 million and $1.9 million as of June 30, 2024 and 2023, respectively.

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
June 30, 2024
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

Following is a reconciliation of the changes in the redeemable noncontrolling interest:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions)
Balance at beginning of period	$370.8	$272.7	$248.9	$262.0
Net income attributable to redeemable noncontrolling interest	2.8	3.6	0.8	8.1
Redeemable noncontrolling interest of deconsolidated entities (1)	(95.5)	(0.6)	(185.5)	(3.0)
Contributions from redeemable noncontrolling interest	14.9	4.3	241.1	23.3
Distributions to redeemable noncontrolling interest	(13.8)	(14.4)	(28.0)	(22.8)
Purchase of subsidiary shares from redeemable noncontrolling interest	(0.6)	—	(0.6)	(1.6)
Change in redemption value of redeemable noncontrolling interest	(1.0)	0.7	1.1	0.1
Stock-based compensation attributable to redeemable noncontrolling interest	0.1	—	0.1	—
Other comprehensive income (loss) attributable to redeemable noncontrolling interest	(0.3)	0.4	(0.5)	0.6
Balance at end of period	$277.4	$266.7	$277.4	$266.7
(1)	We deconsolidated certain sponsored investment funds as they no longer met the requirements for consolidation.

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
June 30, 2024
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of June 30, 2024, approximately 3% of our total fixed maturities were Level 3 securities valued using internal pricing models.

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
June 30, 2024
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

Interest Rate Contracts. For non-cleared contracts, which include interest rate swaps and interest rate options, we use discounted cash flow valuation techniques to determine the fair value using observable swap curves as the inputs. These are reflected in Level 2. We have forward contracts for which we obtain prices from third party pricing vendors. These are reflected in Level 2. For centrally cleared contracts we use published prices from clearinghouses. These are reflected in Level 2. In addition, we have forward contracts that are valued using broker quotes. These are reflected in Level 3.

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
June 30, 2024
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2024
	Assets/	Amount
	(liabilities)	measured at
	measured at	net asset	Fair value hierarchy level
	fair value	value (5)	Level 1	Level 2	Level 3

	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,787.5	$—	$1,470.9	$316.6	$—
Non-U.S. governments	507.3	—	—	507.3	—
States and political subdivisions	6,295.3	—	—	6,210.3	85.0
Corporate	34,750.8	—	30.3	32,491.9	2,228.6
Residential mortgage-backed pass-through securities	3,329.5	—	—	3,329.5	—
Commercial mortgage-backed securities	4,884.1	—	—	4,881.3	2.8
Collateralized debt obligations (1)	5,873.8	—	—	5,769.1	104.7
Other debt obligations	8,340.5	—	—	6,990.6	1,349.9
Total fixed maturities, available-for-sale	65,768.8	—	1,501.2	60,496.6	3,771.0
Fixed maturities, trading	786.1	—	27.9	313.0	445.2
Equity securities	1,512.8	—	248.3	1,264.5	—
Derivative assets (2)	420.2	—	—	416.0	4.2
Other investments	841.6	70.2	238.0	359.9	173.5
Cash equivalents	3,078.6	—	323.1	2,755.5	—
Market risk benefit asset (3)	212.3	—	—	—	212.3
Sub-total excluding separate account assets	72,620.4	70.2	2,338.5	65,605.5	4,606.2
Separate account assets	171,399.8	8,251.2	109,652.4	52,777.8	718.4
Total assets	$244,020.2	$8,321.4	$111,990.9	$118,383.3	$5,324.6

Liabilities
Investment and universal life contracts (4)	$(230.0)	$—	$—	$—	$(230.0)
Market risk benefit liability (3)	(69.3)	—	—	—	(69.3)
Funds withheld payable embedded derivative (4)	2,997.0	—	—	—	2,997.0
Derivative liabilities (2)	(480.6)	—	—	(478.4)	(2.2)
Other liabilities	(1.9)	—	—	(1.9)	—
Total liabilities	$2,215.2	$—	$—	$(480.3)	$2,695.5

Net assets	$246,235.4	$8,321.4	$111,990.9	$117,903.0	$8,020.1

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

	December 31, 2023
	Assets/	Amount
	(liabilities)	measured at
	measured at	net asset	Fair value hierarchy level
	fair value	value (5)	Level 1	Level 2	Level 3

	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,528.8	$—	$1,216.0	$312.8	$—
Non-U.S. governments	507.9	—	0.2	507.7	—
States and political subdivisions	6,676.8	—	—	6,606.9	69.9
Corporate	35,810.0	—	30.9	33,473.2	2,305.9
Residential mortgage-backed pass-through securities	3,061.1	—	—	3,061.1	—
Commercial mortgage-backed securities	4,775.5	—	—	4,772.5	3.0
Collateralized debt obligations (1)	5,403.7	—	—	5,328.3	75.4
Other debt obligations	7,909.3	—	—	6,726.7	1,182.6
Total fixed maturities, available-for-sale	65,673.1	—	1,247.1	60,789.2	3,636.8
Fixed maturities, trading	836.2	—	27.7	392.7	415.8
Equity securities	1,478.1	—	245.4	1,232.7	—
Derivative assets (2)	304.2	—	—	297.9	6.3
Other investments	815.6	73.7	220.1	356.7	165.1
Cash equivalents	3,771.4	—	511.6	3,259.8	—
Market risk benefit asset (3)	153.4	—	—	—	153.4
Sub-total excluding separate account assets	73,032.0	73.7	2,251.9	66,329.0	4,377.4
Separate account assets	167,605.6	8,692.0	104,505.0	53,655.8	752.8
Total assets	$240,637.6	$8,765.7	$106,756.9	$119,984.8	$5,130.2

Liabilities
Investment and universal life contracts (4)	$(115.5)	$—	$—	$—	$(115.5)
Market risk benefit liability (3)	(133.2)	—	—	—	(133.2)
Funds withheld payable embedded derivative (4)	2,567.1	—	—	—	2,567.1
Derivative liabilities (2)	(494.0)	—	—	(493.2)	(0.8)
Other liabilities	(1.0)	—	—	(1.0)	—
Total liabilities	$1,823.4	$—	$—	$(494.2)	$2,317.6

Net assets	$242,461.0	$8,765.7	$106,756.9	$119,490.6	$7,447.8
(1)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(2)	Within the consolidated statements of financial position, derivative assets are reported with other investments and derivative liabilities are reported with other liabilities. The amounts are presented gross in the tables above to reflect the presentation on the consolidated statements of financial position; however, are presented net for purposes of the rollforward in the Changes in Level 3 Fair Value Measurements tables. Refer to Note 4, Derivative Financial Instruments, for further information on fair value by class of derivative instruments.
(3)	Refer to Note 9, Market Risk Benefits, for further information on the change in the Level 3 fair value measurements of MRBs.
(4)	Includes bifurcated embedded derivatives that are reported at net asset (liability) fair value within the same line item in the consolidated statements of financial position in which the host contract is reported. The funds withheld payable embedded derivative could be in either an asset or (liability) position.
(5)	Certain investments are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy. Other investments using the NAV practical expedient consist of certain fund interests that are restricted until maturity with unfunded commitments totaling $7.1 million and $7.1 million as of June 30, 2024 and December 31, 2023, respectively. Separate account assets using the NAV practical expedient consist of certain funds with varying investment strategies that also have a variety of redemption terms and conditions. We do not have unfunded commitments associated with these funds.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows:

	For the three months ended June 30, 2024
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance		Included in	issuances			balance
	as of	Included in	other	and	Transfers	Transfers	as of
	April 1,	net income	comprehensive	settlements	into	out of	June 30,
	2024	(2)	income (3)	(4)	Level 3	Level 3	2024

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$68.2	$—	$(0.7)	$2.0	$15.5	$—	$85.0
Corporate	2,202.6	(1.6)	(17.7)	25.9	19.4	—	2,228.6
Commercial mortgage-backed securities	2.9	—	—	(0.1)	—	—	2.8
Collateralized debt obligations	99.4	—	(1.1)	6.4	—	—	104.7
Other debt obligations	1,166.4	—	(4.7)	132.6	55.6	—	1,349.9
Total fixed maturities, available-for-sale	3,539.5	(1.6)	(24.2)	166.8	90.5	—	3,771.0
Fixed maturities, trading	470.2	1.8	—	(26.8)	—	—	445.2
Other investments	165.8	(6.1)	—	13.8	—	—	173.5
Separate account assets (1)	725.6	(6.3)	—	(0.9)	—	—	718.4

Liabilities
Investment and universal life contracts	(174.7)	(17.2)	—	(38.1)	—	—	(230.0)
Funds withheld payable embedded derivative	2,764.1	232.9	—	—	—	—	2,997.0

Derivatives
Net derivative assets (liabilities)	0.9	0.3	—	0.8	—	—	2.0

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

	For the three months ended June 30, 2023
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance	Included	Included in	issuances			balance
	as of	in net	other	and	Transfers	Transfers	as of
	April 1,	income	comprehensive	settlements	into	out of	June 30,
	2023	(2)	income (3)	(4)	Level 3	Level 3	2023

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$72.1	$—	$(1.7)	$(0.4)	$—	$—	$70.0
Corporate	1,654.5	(3.8)	(3.5)	92.5	79.1	—	1,818.8
Commercial mortgage-backed securities	3.3	—	(0.1)	—	—	—	3.2
Collateralized debt obligations	162.2	—	(0.9)	25.2	—	(120.9)	65.6
Other debt obligations	866.5	0.6	(14.6)	64.3	—	—	916.8
Total fixed maturities, available-for-sale	2,758.6	(3.2)	(20.8)	181.6	79.1	(120.9)	2,874.4
Fixed maturities, trading	156.1	(0.3)	—	15.2	—	—	171.0
Other investments	1.9	—	—	—	—	—	1.9
Separate account assets (1)	893.8	(16.1)	—	(39.6)	—	—	838.1

Liabilities
Investment and universal life contracts	(55.5)	(13.0)	—	(1.1)	—	—	(69.6)
Funds withheld payable embedded derivative	3,026.2	93.9	—	—	—	—	3,120.1

Derivatives
Net derivative assets (liabilities)	4.0	(4.8)	—	1.0	—	—	0.2

	For the six months ended June 30, 2024
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance	Included	Included in	issuances			balance
	as of	in net	other	and	Transfers	Transfers	as of
	January 1,	income	comprehensive	settlements	into	out of	June 30,
	2024	(2)	income (3)	(4)	Level 3	Level 3	2024

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$69.9	$—	$(2.0)	$1.6	$15.5	$—	$85.0
Corporate	2,305.9	(6.8)	(28.9)	(100.5)	58.9	—	2,228.6
Commercial mortgage-backed securities	3.0	—	—	(0.2)	—	—	2.8
Collateralized debt obligations	75.4	—	(2.8)	32.1	—	—	104.7
Other debt obligations	1,182.6	—	(12.0)	155.3	135.6	(111.6)	1,349.9
Total fixed maturities, available-for-sale	3,636.8	(6.8)	(45.7)	88.3	210.0	(111.6)	3,771.0
Fixed maturities, trading	415.8	(1.7)	—	31.1	—	—	445.2
Other investments	165.1	(11.4)	—	19.8	—	—	173.5
Separate account assets (1)	752.8	(32.6)	—	(1.8)	—	—	718.4

Liabilities
Investment and universal life contracts	(115.5)	(60.6)	—	(53.9)	—	—	(230.0)
Funds withheld payable embedded derivative	2,567.1	429.9	—	—	—	—	2,997.0

Derivatives
Net derivative assets (liabilities)	5.5	(4.7)	—	1.2	—	—	2.0

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

(2)	Both realized gains (losses) and mark-to-market unrealized gains (losses) are generally reported in net realized capital gains (losses), net realized capital gains (losses) on funds withheld assets or change in fair value of funds withheld embedded derivative within the consolidated statements of operations. Realized and unrealized gains (losses) on certain securities with an investment objective to realize economic value through mark-to-market changes are reported in net investment income within the consolidated statements of operations. Changes in unrealized gains (losses) included in net income relating to positions still held were:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$(1.6)	$(3.8)	$(6.6)	$(3.8)
Other debt obligations	—	0.6	—	0.6
Total fixed maturities, available-for-sale	(1.6)	(3.2)	(6.6)	(3.2)
Fixed maturities, trading	2.2	(0.4)	2.1	(0.8)
Other investments	(3.2)	—	(6.6)	—
Separate account assets	(31.5)	(30.9)	(19.1)	(38.2)

Liabilities
Investment and universal life contracts	(49.5)	(13.7)	(59.5)	(17.7)
Funds withheld payable embedded derivative	232.9	93.9	429.9	(532.7)

Derivatives
Net derivative assets (liabilities)	0.9	(3.1)	(3.6)	4.2

(3)	Changes in unrealized gains (losses) included in OCI, including foreign currency translation adjustments related to Principal International, relating to positions still held were:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$(0.7)	$(1.7)	$(2.0)	$(0.1)
Corporate	(17.5)	(1.0)	(30.3)	(9.2)
Collateralized debt obligations	(0.3)	(0.2)	(3.7)	(0.3)
Other debt obligations	(4.7)	(13.4)	(12.7)	(20.0)
Total fixed maturities, available-for-sale	(23.2)	(16.3)	(48.7)	(29.6)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

(4)	Gross purchases, sales, issuances and settlements were:

	For the three months ended June 30, 2024
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$2.5	$—	$—	$(0.5)	$2.0
Corporate	141.9	(18.3)	—	(97.7)	25.9
Commercial mortgage-backed securities	—	—	—	(0.1)	(0.1)
Collateralized debt obligations	6.4	—	—	—	6.4
Other debt obligations	154.1	—	—	(21.5)	132.6
Total fixed maturities, available-for-sale	304.9	(18.3)	—	(119.8)	166.8
Fixed maturities, trading	33.8	(23.5)	—	(37.1)	(26.8)
Other investments	66.8	—	—	(53.0)	13.8
Separate account assets (5)	—	—	(0.9)	—	(0.9)

Liabilities
Investment and universal life contracts	—	—	(56.3)	18.2	(38.1)

Derivatives
Net derivative assets (liabilities)	0.1	0.7	—	—	0.8

	For the three months ended June 30, 2023
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$—	$(0.4)	$(0.4)
Corporate	122.2	(8.1)	—	(21.6)	92.5
Collateralized debt obligations	25.2	—	—	—	25.2
Other debt obligations	69.1	—	—	(4.8)	64.3
Total fixed maturities, available-for-sale	216.5	(8.1)	—	(26.8)	181.6
Fixed maturities, trading	15.8	(0.1)	—	(0.5)	15.2
Separate account assets (5)	—	(21.6)	(25.2)	7.2	(39.6)

Liabilities
Investment and universal life contracts	—	—	(10.7)	9.6	(1.1)

Derivatives
Net derivative assets (liabilities)	—	1.0	—	—	1.0

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

	For the six months ended June 30, 2024
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$2.5	$—	$—	$(0.9)	$1.6
Corporate	277.4	(239.4)	—	(138.5)	(100.5)
Commercial mortgage-backed securities	—	—	—	(0.2)	(0.2)
Collateralized debt obligations	32.1	—	—	—	32.1
Other debt obligations	259.4	(59.1)	—	(45.0)	155.3
Total fixed maturities, available-for-sale	571.4	(298.5)	—	(184.6)	88.3
Fixed maturities, trading	221.1	(120.5)	—	(69.5)	31.1
Other investments	118.7	—	—	(98.9)	19.8
Separate account assets (5)	—	(30.3)	(10.5)	39.0	(1.8)

Liabilities
Investment and universal life contracts	—	—	(90.1)	36.2	(53.9)

Derivatives
Net derivative assets (liabilities)	0.3	0.9	—	—	1.2

	For the six months ended June 30, 2023
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$—	$(0.8)	$(0.8)
Corporate	273.1	(11.7)	—	(43.6)	217.8
Commercial mortgage-backed securities	—	—	—	(0.2)	(0.2)
Collateralized debt obligations	146.5	—	—	(1.2)	145.3
Other debt obligations	260.0	—	—	(8.8)	251.2
Total fixed maturities, available-for-sale	679.6	(11.7)	—	(54.6)	613.3
Fixed maturities, trading	42.2	(3.6)	—	(0.9)	37.7
Separate account assets (5)	—	(223.6)	(29.3)	57.2	(195.7)

Liabilities
Investment and universal life contracts	—	—	(18.9)	14.0	(4.9)

Derivatives
Net derivative assets (liabilities)	—	1.0	—	—	1.0
(5)	Issuances and settlements include amounts related to mortgage encumbrances associated with real estate in our separate accounts.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels were as follows:

	For the three months ended June 30, 2024
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$15.5	$—	$—
Corporate	—	19.4	—	—
Other debt obligations	—	55.6	—	—
Total fixed maturities, available-for-sale	—	90.5	—	—

	For the three months ended June 30, 2023
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$79.1	$—	$—
Collateralized debt obligations	—	—	—	120.9
Total fixed maturities, available-for-sale	—	79.1	—	120.9

	For the six months ended June 30, 2024
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$15.5	$—	$—
Corporate	—	58.9	—	—
Other debt obligations	—	135.6	—	111.6
Total fixed maturities, available-for-sale	—	210.0	—	111.6

	For the six months ended June 30, 2023
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$89.5	$—	$42.9
Collateralized debt obligations	—	—	—	136.1
Other debt obligations	—	218.3	—	—
Total fixed maturities, available-for-sale	—	307.8	—	179.0

Assets transferred into Level 3 during the three and six months ended June 30, 2024 and 2023, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

Assets transferred out of Level 3 during the six months ended June 30, 2024, and three and six months ended June 30, 2023, primarily included those assets for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

	June 30, 2024
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of				Weighted
	fair value	technique(s)	input description	inputs				average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$1,964.4	Discounted cash flow	Discount rate (1)	5.4	% -	26.6%		11.0%
			Earnings before interest, taxes, depreciation and amortization multiple			3.66	x	3.66	x
			Illiquidity premium	0	basis points (“bps”) -	791	bps	137	bps
			Comparability adjustment	0	bps -	800	bps	150	bps
Collateralized debt obligations	104.7	Discounted cash flow	Discount rate (1)			5.5%		5.5%
			Comparability adjustment			12	bps	12	bps
Other debt obligations	1,156.8	Discounted cash flow	Discount rate (1)	5.3	% -	14.5%		8.3%
			Illiquidity premium	0	bps -	275	bps	271	bps
			Comparability adjustment	(22)	bps -	454	bps	155	bps
Fixed maturities, trading	244.4	Discounted cash flow	Discount rate (1)	10.1	% -	16.4%		12.5%
Other investments	171.6	Discounted cash flow	Discount rate (1)	12.0	% -	13.5%		12.4%
			Probability of default	6.0	% -	10.0%		8.3%
			Potential loss severity	87.0	% -	100.0%		91.4%
Separate account assets	718.4	Discounted cash flow - real estate	Discount rate (1)	6.5	% -	10.0%		7.1%
			Terminal capitalization rate	5.2	% -	9.5%		5.8%
			Average market rent growth rate	1.8	% -	4.5%		2.7%
		Discounted cash flow - real estate debt	Loan to value	45.6	% -	71.4%		58.5%
			Market interest rate	5.3	% -	7.4%		6.2%

Liabilities
Investment and universal life contracts (4)	(230.0)	Discounted cash flow	Long duration interest rate	2.8	% -	5.1%	(2)	4.4%
			Long-term equity market volatility	14.7	% -	41.6%		20.5%
			Nonperformance risk	0.6	% -	1.3%		1.0%
			Lapse rate	0.0	% -	55.0%		10.0%
			Mortality rate	See note (3)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

	December 31, 2023
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of				Weighted
	fair value	technique(s)	input description	inputs				average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$1,997.4	Discounted cash flow	Discount rate (1)	4.9	% -	24.2%		12.0%
			Earnings before interest, taxes, depreciation and amortization multiple			3.25	x	3.25	x
			Illiquidity premium	30	bps -	483	bps	121	bps
			Comparability adjustment	67	bps -	217	bps	141	bps
Collateralized debt obligations	74.6	Discounted cash flow	Discount rate (1)			4.1%		4.1%
			Comparability adjustment			20	bps	20	bps
Other debt obligations	879.5	Discounted cash flow	Discount rate (1)	5.0	% -	10.6%		7.4%
			Illiquidity premium	69	bps -	650	bps	337	bps
			Comparability adjustment	(20)	bps -	213	bps	92	bps
Fixed maturities, trading	203.9	Discounted cash flow	Discount rate (1)	11.4	% -	22.3%		13.3%
Other investments	163.2	Discounted cash flow	Discount rate (1)	12.0	% -	13.5%		12.6%
			Probability of default	6.0	% -	10.0%		8.5%
			Potential loss severity	87.0	% -	100.0%		90.7%
Separate account assets	752.8	Discounted cash flow - real estate	Discount rate (1)	6.5	% -	10.0%		7.5%
			Terminal capitalization rate	5.3	% -	9.5%		6.1%
			Average market rent growth rate	2.0	% -	3.7%		2.9%
		Discounted cash flow - real estate debt	Loan to value	46.0	% -	72.0%		55.3%
			Market interest rate	5.3	% -	8.1%		6.4%

Liabilities
Investment and universal life contracts (4)	(115.5)	Discounted cash flow	Long duration interest rate	2.5	% -	4.8%	(2)	4.0%
			Long-term equity market volatility	15.5	% -	40.1%		19.2%
			Nonperformance risk	0.8	% -	1.6%		1.1%
			Lapse rate	0.0	% -	55.0%		7.0%
			Mortality rate	See note (3)
(1)	Represents market comparable interest rate or an index adjusted rate used as the base rate in the discounted cash flow analysis prior to any illiquidity or other adjustments, where applicable.
(2)	Represents the range of rate curves used in the valuation analysis that we have determined market participants would use when pricing the instrument. Derived from interpolation between various observable swap rates.
(3)	This input is based on an appropriate industry mortality table and a range does not provide a meaningful presentation.
(4)	Includes bifurcated embedded derivatives that are reported at net asset (liability) fair value within the same line item in the consolidated statements of financial position in which the host contract is reported.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No significant assets and liabilities were measured at fair value on a nonrecurring basis for the three and six months ended June 30, 2024 and 2023.

Fair Value Option

We elected fair value accounting for:

●	Certain other loans of a consolidated VIE that were subject to amortized cost accounting and a valuation allowance so that credit losses are recognized within the changes in fair value in the consolidated statements of operations.

The following table presents information regarding the assets for which the fair value option was elected.

	June 30, 2024	December 31, 2023

	(in millions)
Other loans of consolidated VIE (1)
Fair value (1)	$171.6	$163.2
Aggregate contractual principal	179.4	167.1
(1)	Reported with other investments on the consolidated statements of financial position. See Note 3, Investments, for additional information relating to other loans more than 90 days past due or in non-accrual status.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

The following table presents information regarding the consolidated statements of operations impact of assets for which the fair value option was elected.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2023	2023

	(in millions)
Other loans of consolidated VIE
Change in fair value pre-tax loss - instrument specific credit risk	$(6.1)	$—	$(11.4)	$—
Change in fair value pre-tax loss (1)	(6.1)	—	(11.4)	—
Interest income (2)	11.2	—	18.4	—
(1)	Reported in net realized capital gains (losses) on the consolidated statements of operations.
(2)	Reported in net investment income on the consolidated statements of operations and recorded based on the effective interest rate of the loans.

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	June 30, 2024
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3

	(in millions)
Assets (liabilities)
Mortgage loans	$20,253.1	$18,421.6	$—	$—	$18,421.6
Policy loans	818.2	840.2	—	—	840.2
Other investments	283.0	273.6	—	145.1	128.5
Cash and cash equivalents	1,738.0	1,738.0	1,712.7	25.3	—
Reinsurance deposit receivable	5,383.1	4,806.2	—	—	4,806.2
Cash collateral receivable	3.0	3.0	3.0	—	—
Investment contracts	(33,769.5)	(32,104.0)	—	(7,852.2)	(24,251.8)
Short-term debt	(49.9)	(49.9)	—	(49.9)	—
Long-term debt	(3,932.2)	(3,692.1)	—	(3,689.6)	(2.5)
Separate account liabilities	(155,603.3)	(154,669.4)	—	—	(154,669.4)
Bank deposits (1)	(433.1)	(426.2)	—	(426.2)	—
Cash collateral payable	(324.2)	(324.2)	(324.2)	—	—

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
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
June 30, 2024
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

Pre-tax income (loss) from exited business includes amounts associated with our exited U.S. retail fixed annuity and ULSG businesses, including the change in fair value of the funds withheld embedded derivative, net realized capital gains (losses) on funds withheld assets, amortization of reinsurance gain (loss) and other impacts of reinsured business. Other impacts of reinsured business primarily includes change in reserves and DAC amortization.

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
June 30, 2024
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

The following tables summarize select financial information by segment, including operating revenues for our products and services, and reconcile segment totals to those reported in the consolidated financial statements:

	June 30, 2024	December 31, 2023

	(in millions)
Assets:
Retirement and Income Solutions	$219,558.2	$213,208.3
Principal Asset Management	43,458.5	45,905.2
Benefits and Protection	44,716.5	43,763.5
Corporate	1,044.1	2,169.7
Total consolidated assets	$308,777.3	$305,046.7

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions)
Operating revenues by segment:
Retirement and Income Solutions (1)	$2,194.3	$1,673.7	$4,126.7	$3,289.8
Principal Asset Management:
Principal Global Investors	410.3	390.1	815.1	782.8
Principal International	279.0	302.3	535.7	607.4
Eliminations	(4.5)	(5.5)	(10.7)	(10.8)
Total Principal Asset Management (2)	684.8	686.9	1,340.1	1,379.4
Benefits and Protection:
Specialty Benefits	858.3	792.2	1,706.6	1,574.4
Life Insurance	329.1	333.2	666.9	654.6
Eliminations	(0.2)	(0.1)	(0.4)	(0.3)
Total Benefits and Protection	1,187.2	1,125.3	2,373.1	2,228.7
Corporate	6.4	14.6	37.5	42.2
Total segment operating revenues	4,072.7	3,500.5	7,877.4	6,940.1
Net realized capital gains (losses), net of related revenue adjustments	23.2	(45.4)	54.2	(84.6)
Revenues from exited business (3)	244.8	130.9	487.1	(416.7)
Adjustments related to equity method investments	(18.5)	(16.8)	(31.9)	(39.4)
Market risk benefit derivative settlements	(11.4)	(11.9)	(22.7)	(23.1)
Total revenues per consolidated statements of operations	$4,310.8	$3,557.3	$8,364.1	$6,376.3

Pre-tax operating earnings (losses) by segment:
Retirement and Income Solutions	$267.8	$232.3	$530.0	$482.1
Principal Asset Management	189.4	188.2	376.5	376.0
Benefits and Protection	132.3	124.9	244.1	224.2
Corporate	(103.4)	(97.4)	(192.3)	(193.5)
Total segment pre-tax operating earnings	486.1	448.0	958.3	888.8
Pre-tax net realized capital losses, as adjusted (4)	(21.6)	(61.1)	(53.2)	(85.4)
Pre-tax income (loss) from exited business (5)	(3.9)	81.4	193.7	(526.9)
Adjustments related to equity method investments and noncontrolling interest	(16.7)	(14.7)	(27.8)	(35.4)
Income before income taxes per consolidated statements of operations	$443.9	$453.6	$1,071.0	$241.1
(1)	Reflects inter-segment revenues of $117.3 million and $97.0 million for the three months ended June 30, 2024 and 2023, respectively, $226.0 million and $191.8 million for the six months ended June 30, 2024 and 2023, respectively.
(2)	Reflects inter-segment revenues of $72.1 million and $69.9 million for the three months ended June 30, 2024 and 2023, respectively, $146.2 million and $140.6 million for the six months ended June 30, 2024 and 2023, respectively.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

(3)	Revenues from exited business is derived as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions)
Revenues from exited business:
Change in fair value of funds withheld embedded derivative	$232.9	$93.9	$429.9	$(532.7)
Net realized capital gains on funds withheld assets	19.0	37.8	66.5	118.8
Amortization of reinsurance gain	1.0	1.5	2.1	2.9
Other impacts of reinsured business	(8.1)	(2.3)	(11.4)	(5.7)
Total revenues from exited business	$244.8	$130.9	$487.1	$(416.7)

(4)	Pre-tax net realized capital gains (losses), as adjusted, is derived as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions)
Net realized capital losses:
Net realized capital losses	$(15.2)	$(72.8)	$(16.1)	$(138.8)
Derivative and hedging-related revenue adjustments	17.0	(5.0)	35.1	(2.9)
Market value adjustments to fee revenues	0.1	0.2	0.1	0.2
Certain variable annuity fees	18.0	18.4	36.2	36.8
Equity method investments	(3.6)	8.1	(13.9)	8.3
Sponsored investment funds and other adjustments	6.9	5.7	12.8	11.8
Net realized capital gains (losses), net of related revenue adjustments	23.2	(45.4)	54.2	(84.6)
Amortization of actuarial balances	(0.1)	0.1	(0.3)	0.1
Capital (gains) losses distributed	(31.7)	(16.8)	(92.0)	1.6
Derivative and hedging-related expense adjustments	1.1	0.1	(0.2)	0.1
Market value adjustments of market risk benefits	(8.1)	(4.4)	(4.8)	(10.9)
Market value adjustments of embedded derivatives	(6.0)	5.3	(10.1)	8.3
Pre-tax net realized capital losses, as adjusted (a)	$(21.6)	$(61.1)	$(53.2)	$(85.4)
(a)	As adjusted before noncontrolling interest capital gains (losses).
(5)	Pre-tax income (loss) from exited business included:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions)
Pre-tax income (loss) from exited business
Change in fair value of funds withheld embedded derivative	$232.9	$93.9	$429.9	$(532.7)
Net realized capital gains on funds withheld assets	19.0	37.8	66.5	118.8
Amortization of reinsurance loss (a)	(417.5)	(20.3)	(427.6)	(42.4)
Other impacts of reinsured business (a)	161.7	(30.0)	124.9	(70.6)
Total pre-tax income (loss) from exited business	$(3.9)	$81.4	$193.7	$(526.9)

(a)Includes the one-time impact of YRT reinsurance transactions in 2024.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

17. Revenues from Contracts with Customers

The following tables summarize disaggregation of revenues from contracts with customers, including select financial information by segment, and reconcile totals to those reported in the consolidated financial statements. Revenues from contracts with customers are included in fees and other revenues on the consolidated statements of operations.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions)
Revenue from contracts with customers by segment:
Retirement and Income Solutions	$164.7	$139.6	$324.0	$269.8
Principal Asset Management:
Principal Global Investors	392.5	380.5	781.5	761.8
Principal International	113.9	116.9	227.4	230.1
Eliminations	(4.4)	(5.4)	(10.3)	(10.7)
Total Principal Asset Management	502.0	492.0	998.6	981.2
Benefits and Protection:
Specialty Benefits	4.0	4.1	7.8	8.0
Life Insurance	24.2	18.4	45.1	35.1
Eliminations	(0.1)	—	(0.1)	—
Total Benefits and Protection	28.1	22.5	52.8	43.1
Corporate	55.8	44.9	113.7	90.0
Total segment revenue from contracts with customers	750.6	699.0	1,489.1	1,384.1
Adjustments for fees and other revenues not within the scope of revenue recognition guidance (1)	291.7	298.5	586.8	588.9
Pre-tax other adjustments (2)	19.1	20.1	38.4	39.9
Total fees and other revenues per consolidated statements of operations	$1,061.4	$1,017.6	$2,114.3	$2,012.9
(1)	Fees and other revenues not within the scope of the revenue recognition guidance primarily represent revenue on contracts accounted for under the financial instruments or insurance contracts standards.
(2)	Pre-tax other adjustments relate to revenues from exited business, certain variable annuity fees and market value adjustments to fee revenues.

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
June 30, 2024
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

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions)
Administrative service fee revenue	$160.8	$135.3	$316.3	$261.8
Deposit account fee revenue	3.0	2.8	6.1	5.7
Commission income	0.9	0.4	1.6	0.8
Other fee revenue	—	1.1	—	1.5
Total revenues from contracts with customers	164.7	139.6	324.0	269.8
Fees and other revenues not within the scope of revenue recognition guidance	275.5	278.1	554.8	556.4
Total fees and other revenues	440.2	417.7	878.8	826.2
Premiums and other considerations	999.5	619.3	1,765.1	1,202.0
Net investment income	754.6	636.7	1,482.8	1,261.6
Total operating revenues	$2,194.3	$1,673.7	$4,126.7	$3,289.8

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
June 30, 2024
(Unaudited)

Fees for managing customers’ mandatory retirement savings accounts in Latin America are collected with each monthly deposit made by our customers. If a customer stops contributing before retirement age, we collect no fees but services are still provided. We recognize revenue from these contracts as services are performed over the life of the contract and review annually.

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions)
Principal Global Investors:
Management fee revenue	$355.2	$340.9	$707.5	$680.6
Other fee revenue	37.3	39.6	74.0	81.2
Total revenues from contracts with customers	392.5	380.5	781.5	761.8
Fees and other revenues not within the scope of revenue recognition guidance	5.9	2.6	11.3	7.2
Total fees and other revenues	398.4	383.1	792.8	769.0
Net investment income	11.9	7.0	22.3	13.8
Total operating revenues	$410.3	$390.1	$815.1	$782.8

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions)
Principal International:
Management fee revenue	$112.5	$115.0	$223.5	$225.9
Other fee revenue	1.4	1.9	3.9	4.2
Total revenues from contracts with customers	113.9	116.9	227.4	230.1
Fees and other revenues not within the scope of revenue recognition guidance	1.5	1.5	2.8	2.9
Total fees and other revenues	115.4	118.4	230.2	233.0
Premiums and other considerations	11.2	8.5	13.2	14.9
Net investment income	152.4	175.4	292.3	359.5
Total operating revenues	$279.0	$302.3	$535.7	$607.4

Revenues from contracts with customers by region:
Latin America	$86.3	$89.2	$173.0	$175.1
Asia	27.7	27.9	54.7	55.4
Eliminations	(0.1)	(0.2)	(0.3)	(0.4)
Total revenues from contracts with customers	$113.9	$116.9	$227.4	$230.1

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

The types of revenues from contracts with customers were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions)
Specialty Benefits:
Administrative service fees	$4.0	$4.1	$7.8	$8.0
Total revenues from contracts with customers	4.0	4.1	7.8	8.0
Fees and other revenues not within the scope of revenue recognition guidance	4.4	4.5	9.0	9.1
Total fees and other revenues	8.4	8.6	16.8	17.1
Premiums and other considerations	805.1	741.6	1,598.0	1,475.2
Net investment income	44.8	42.0	91.8	82.1
Total operating revenues	$858.3	$792.2	$1,706.6	$1,574.4

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions)
Life Insurance:
Administrative service fees	$10.7	$7.5	$18.6	$14.7
Commission income	13.5	10.9	26.5	20.4
Total revenues from contracts with customers	24.2	18.4	45.1	35.1
Fees and other revenues not within the scope of revenue recognition guidance	82.5	83.7	166.7	161.0
Total fees and other revenues	106.7	102.1	211.8	196.1
Premiums and other considerations	120.3	126.9	249.2	257.7
Net investment income	102.1	104.2	205.9	200.8
Total operating revenues	$329.1	$333.2	$666.9	$654.6

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
June 30, 2024
(Unaudited)

The Corporate segment also includes inter-segment eliminations of fees and other revenues. The types of revenues from contracts with customers were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions)
Commission income	$116.9	$94.1	$222.4	$182.0
Other fee revenue	22.4	20.7	44.1	41.2
Eliminations	(83.5)	(69.9)	(152.8)	(133.2)
Total revenues from contracts with customers	55.8	44.9	113.7	90.0
Fees and other revenues not within the scope of revenue recognition guidance	(77.8)	(71.7)	(157.1)	(147.3)
Total fees and other revenues	(22.0)	(26.8)	(43.4)	(57.3)
Premiums and other considerations	(1.3)	(1.2)	(2.6)	(2.5)
Net investment income	29.7	42.6	83.5	102.0
Total operating revenues	$6.4	$14.6	$37.5	$42.2

Contract Costs

Sales compensation and other incremental costs of obtaining a contract are capitalized and amortized over the period of contract benefit if the costs are expected to be recovered. The contract cost asset, which is included in other assets on the consolidated statements of financial position, was $206.7 million and $219.2 million as of June 30, 2024 and December 31, 2023, respectively.

We apply the practical expedient for certain costs where we recognize the incremental costs of obtaining these contracts as an expense when incurred if the amortization period of the assets is one year or less. These costs, along with costs that are not deferrable, are included in operating expenses on the consolidated statements of operations.

Deferred contract costs consist primarily of commissions and variable compensation. We amortize capitalized contract costs on a straight-line basis over the expected contract life, reflecting lapses as they are incurred. Deferred contract costs are subject to impairment testing on an annual basis, or when a triggering event occurs that could warrant an impairment. To the extent future revenues less future maintenance expenses are not adequate to cover the asset balance, an impairment is recognized. Amortization expense of $10.4 million and $9.0 million for the three months ended June 30, 2024 and 2023 and $19.9 million and $17.3 million for the six months ended June 30, 2024 and 2023, respectively, was recorded in operating expenses on the consolidated statements of operations and no impairment loss was recognized in relation to the costs capitalized.

18. Stock-Based Compensation Plans

As of June 30, 2024, we had the 2021 Stock Incentive Plan, the 2020 Directors Stock Plan, the 2014 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan and the Directors Stock Plan (“Stock-Based Compensation Plans”). No new grants will be made under the 2020 Directors Stock Plan, the 2014 Stock Incentive Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan or the Directors Stock Plan. Under the terms of the 2021 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. To date, we have not granted any incentive stock options, restricted stock or performance units under any plans. As part of our fair value process, we assess the impact of material nonpublic information on our share price or expected volatility, as applicable, at the time of grant. No awards in 2024 required a fair value adjustment.

As of June 30, 2024, the maximum number of new shares of common stock available for grant under the 2021 Stock Incentive Plan was 20.4 million.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against net income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the six months ended June 30,
	2024	2023

	(in millions)
Compensation cost	$56.9	$53.3
Related income tax benefit	12.8	12.6
Capitalized as part of an asset	0.7	1.5

Nonqualified Stock Options

No nonqualified stock options were granted to employees during both the six months ended June 30, 2024 and 2023. All outstanding nonqualified stock options are vested and have been fully expensed.

Performance Share Awards

Performance share awards were granted to certain employees under the 2021 Stock Incentive Plan. Total performance share awards granted were 0.3 million for the six months ended June 30, 2024. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results to be determined at the end of the performance period. The performance share awards include a relative total shareholder return modifier under which the number of shares ultimately awarded is also impacted by our actual shareholder return relative to our S&P 500 Financial Sector Index peer group. The actual number of common shares to be awarded at the end of each performance period will range between 0% and 180% of the initial target awards. The fair value of performance share awards is determined using a Monte Carlo simulation model. The weighted-average grant date fair value of these performance share awards granted was $82.52 per common share.

As of June 30, 2024, we had $30.9 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.7 years.

Restricted Stock Units

Restricted stock units were issued to certain employees and non-employee directors pursuant to the 2021 Stock Incentive Plan. Total restricted stock units granted were 1.0 million for the six months ended June 30, 2024. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $80.19 per common share.

As of June 30, 2024, we had $103.1 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted. The cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 0.3 million shares for the six months ended June 30, 2024. The weighted average fair value of the discount on the stock purchased was $8.37 per share.

As of June 30, 2024, a total of 2.7 million of new shares were available to be made issuable by us for this plan.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
June 30, 2024
(Unaudited)

19. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in millions, except per share data)
Net income	$356.8	$393.7	$888.8	$259.2
Subtract:
Net income attributable to noncontrolling interest	3.7	4.9	3.2	10.5
Total	$353.1	$388.8	$885.6	$248.7
Weighted-average shares outstanding:
Basic	233.8	242.7	234.9	243.1
Dilutive effects:
Stock options	0.8	0.7	0.8	0.9
Restricted stock units	1.7	1.8	2.0	2.0
Performance share awards	0.3	0.3	0.3	0.4
Diluted	236.6	245.5	238.0	246.4
Net income per common share:
Basic	$1.51	$1.60	$3.77	$1.02
Diluted	$1.49	$1.58	$3.72	$1.01

The calculation of diluted earnings per share for the three and six months ended June 30, 2024 and 2023, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect. When a net loss is reported, our basic weighted-average shares are used to calculate diluted earnings per share, as dilutive shares would have an antidilutive effect and result in a lower loss per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of June 30, 2024, compared with December 31, 2023, and our consolidated results of operations for the three and six months ended June 30, 2024 and 2023, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2023, filed with the SEC and the unaudited condensed consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Overview

We provide financial products and services through the following reportable segments:

●	Retirement and Income Solutions provides retirement and related financial products and services primarily to businesses, their employees, and other individuals. This segment includes workplace savings and retirement solutions, banking, trust and custodial services, individual variable annuities, pension risk transfer, investment only and our exited retail fixed annuities business. We offer a comprehensive portfolio of products and services for retirement savings and retirement income:
●	To businesses of all sizes, we offer products and services for defined contribution plans, including 401(k) and 403(b) plans, defined benefit pension plans, nonqualified executive benefit plans, employee stock ownership plan services and pension closeout services. For more basic retirement services, we offer SIMPLE IRAs and payroll deduction plans;
●	To large institutional clients, we also offer investment only products, including investment only guaranteed investment contracts (“GICs”);
●	To employees of businesses and other individuals, we offer the ability to accumulate savings for retirement and other purposes through mutual funds, individual variable annuities and bank products, along with retirement income options; and
●	In addition, we offer trust and custody services.
●	Principal Asset Management provides global investment solutions to institutional, retirement, retail and high net worth investors in the U.S. and select emerging markets. The segment is organized into Principal Global Investors, which provides public, multi-asset and private market capabilities across all asset classes, including equity, fixed income, real estate and alternatives, to service a breadth of client investment objectives; and Principal International, which provides long-term savings and retirement solutions through pension accumulation, mutual funds, and income annuities, along with retail asset management services in Asia and Latin America.
●	Benefits and Protection is organized into Specialty Benefits, which provides group dental, group life insurance, group disability insurance (including short-term disability, long-term disability and paid family and medical leave), supplemental health products (including vision, critical illness, accident and hospital indemnity) and individual disability insurance; and Life Insurance, which provides life insurance focused on the business market customer, including universal life and variable universal life (including indexed universal life) and traditional life insurance (including term life insurance). All remaining customers are part of the legacy life block of business, including universal and variable universal life insurance (including indexed universal life), traditional life insurance (including participating whole life, adjustable life products and term life insurance) and our exited ULSG business.
●	Corporate, which manages the assets representing capital that has not been allocated to any other segment. Financial results of the Corporate segment primarily reflect our financing activities (including financing costs), income on capital not allocated to other segments, inter-segment eliminations, income tax risks and certain income, expenses and other adjustments not allocated to the segments based on the nature of such items. Results of PSI, our retail broker-dealer and RIA, and our exited group medical and long-term care insurance businesses are reported in this segment.

Transactions Affecting Comparability of Results of Operations

Yearly Renewable Term Reinsurance Transactions

During the second quarter of 2024, we terminated, executed and amended certain YRT reinsurance agreements with unaffiliated reinsurance companies for insurance risks associated with universal life insurance in the Benefits and Protection segment, primarily related to ULSG (“YRT Reinsurance Transactions”).

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items. The most significant impact occurs within our Principal International operations where pre-tax operating earnings were negatively impacted $6.2 million and $7.3 million for the three and six months ended June 30, 2024, respectively, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. This impact was calculated by comparing (a) the difference between current year results and prior year results to (b) the difference between current year results and prior year results translated using current year exchange rates for both periods. We use this approach to calculate the impact of exchange rates on all revenue and expense line items. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

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

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2024	2023	(decrease)	2024	2023	(decrease)

	(in millions)
Revenues:
Premiums and other considerations	$1,926.6	$1,492.7	$433.9	$3,611.2	$2,941.3	$669.9
Fees and other revenues	1,061.4	1,017.6	43.8	2,114.3	2,012.9	101.4
Net investment income	1,086.1	988.1	98.0	2,158.3	1,974.8	183.5
Net realized capital losses	(15.2)	(72.8)	57.6	(16.1)	(138.8)	122.7
Net realized capital gains on funds withheld assets	19.0	37.8	(18.8)	66.5	118.8	(52.3)
Change in fair value of funds withheld embedded derivative	232.9	93.9	139.0	429.9	(532.7)	962.6
Total revenues	4,310.8	3,557.3	753.5	8,364.1	6,376.3	1,987.8
Expenses:
Benefits, claims and settlement expenses	2,077.9	1,834.1	243.8	4,147.6	3,608.0	539.6
Liability for future policy benefits remeasurement (gain) loss	444.8	0.7	444.1	443.1	(4.9)	448.0
Market risk benefit remeasurement gain	(0.4)	(6.9)	6.5	(14.9)	(9.8)	(5.1)
Dividends to policyholders	23.9	23.1	0.8	53.2	46.3	6.9
Operating expenses	1,320.7	1,252.7	68.0	2,664.1	2,495.6	168.5
Total expenses	3,866.9	3,103.7	763.2	7,293.1	6,135.2	1,157.9
Income before income taxes	443.9	453.6	(9.7)	1,071.0	241.1	829.9
Income taxes (benefits)	87.1	59.9	27.2	182.2	(18.1)	200.3
Net income	356.8	393.7	(36.9)	888.8	259.2	629.6
Net income attributable to noncontrolling interest	3.7	4.9	(1.2)	3.2	10.5	(7.3)
Net income attributable to Principal Financial Group, Inc.	$353.1	$388.8	$(35.7)	$885.6	$248.7	$636.9

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Net Income Attributable to Principal Financial Group, Inc.

Net income attributable to Principal Financial Group, Inc. decreased primarily due to a $158.1 million unfavorable one-time impact of the YRT Reinsurance Transactions in 2024. This decrease was partially offset by a $109.8 million favorable change in fair value of the funds withheld embedded derivative.

Total Revenues

Premiums and other considerations increased $380.2 million for the Retirement and Income Solutions segment primarily due to higher sales of single premium group annuities with life contingencies. The single premium group annuity product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore premiums tend to vary from period to period.

Fees and other revenues increased $21.5 million for the Retirement and Income Solutions segment primarily due to an increase in fee revenue stemming from an increase in average monthly account values, which resulted from more favorable financial markets. Fees and other revenues increased $13.2 million for the Principal Asset Management segment primarily due to higher management fee revenue as a result of higher average AUM managed by our Principal Global Investors operations.

For net investment income and net realized capital gains (losses) variance information, see “Investments — Investment Results” under the captions “Net Investment Income” and “Net Realized Capital Gains (Losses),” respectively.

Net realized capital gains on funds withheld assets decreased due to lower net gains on sales of funds withheld assets as a result of lower sales in second quarter of 2024 resulting from less portfolio re-positioning by an external reinsurer.

The change in fair value of the funds withheld embedded derivative resulted in a larger gain in second quarter of 2024 due primarily to an increase in interest rates.

Total Expenses

Benefits, claims and settlement expenses increased $457.3 million for the Retirement and Income Solutions segment primarily due to an increase in reserves, stemming from higher sales of single premium group annuities with life contingencies. This increase was partially offset by a $202.7 million decrease for the Benefits and Protection segment primarily due to the one-time impact of the YRT Reinsurance Transactions in 2024.

The liability for future policy benefits remeasurement (gain) loss change was primarily due to an unfavorable effect of changes in cost of reinsurance cash flow assumptions for the Benefits and Protection segment driven by the one-time impact of the YRT Reinsurance Transactions in 2024.

Operating expenses increased primarily due to a $30.2 million increase in compensation costs and a $20.6 million increase in nondeferrable commission expense.

Income Taxes

The effective income tax rate increased to 20% for the three months ended June 30, 2024, from 13% for the three months ended June 30, 2023, primarily due to a 3% impact from state income taxes and a 2% impact from our foreign valuation allowance. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 11, Income Taxes” for a reconciliation between the U.S. corporate income tax rate and the effective income tax rate.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Net Income Attributable to Principal Financial Group, Inc.

Net income attributable to Principal Financial Group, Inc. increased primarily due to a $760.5 million favorable change in fair value of the funds withheld embedded derivative. This increase was partially offset by a $158.1 million unfavorable one-time impact of the YRT Reinsurance Transactions in 2024.

Total Revenues

Premiums and other considerations increased $563.1 million for the Retirement and Income Solutions segment primarily due to higher sales of single premium group annuities with life contingencies.

Fees and other revenues increased $51.1 million for the Retirement and Income Solutions segment primarily due to an increase in fee revenue stemming from an increase in average monthly account values, which resulted from more favorable financial markets. Fees and other revenues increased $21.1 million for the Principal Asset Management segment largely due to higher management fee revenue as a result of higher average AUM managed by our Principal Global Investors operations. Fees and other revenues increased $15.3 million for the Benefits and Protection segment primarily due to growth in our Life Insurance business.

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

The change in fair value of the funds withheld embedded derivative resulted in a gain in 2024 due primarily to an increase in interest rates as compared to a loss in 2023 driven by a decrease in interest rates and tightening of credit spreads.

Total Expenses

Benefits, claims and settlement expenses increased $723.7 million for the Retirement and Income Solutions segment primarily due to an increase in reserves, stemming from higher sales of single premium group annuities with life contingencies. This increase was partially offset by a $155.2 million decrease for the Benefits and Protection segment primarily due to the one-time impact of the YRT Reinsurance Transactions in 2024.

The liability for future policy benefits remeasurement (gain) loss change was primarily due to an unfavorable effect of changes in cost of reinsurance cash flow assumptions for the Benefits and Protection segment driven by the one-time impact of the YRT Reinsurance Transactions in 2024.

Operating expenses increased primarily due to a $58.4 million increase in compensation costs, a $54.9 million increase in amounts credited to employee accounts in a nonqualified defined contribution pension plan and a $38.3 million increase in nondeferrable commission expense.

Income Taxes

The effective income tax rate increased to 17% for the six months ended June 30, 2024 from (8)% for the six months ended June 30, 2023, primarily due to a 14% impact from an increase in pre-tax income and an 8% impact from state income taxes. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 11, Income Taxes” for a reconciliation between the U.S. corporate income tax rate and the effective income tax rate.

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

The following table presents the Retirement and Income Solutions net revenue and average monthly account values for the periods indicated:

	For the three months ended			For the six months ended
	June 30,			June 30,
			Increase			Increase
	2024	2023	(decrease)	2024	2023	(decrease)
Net revenue (in millions)	$700.9	$639.9	$61.0	$1,392.3	$1,290.0	$102.3

Average monthly account values (in billions)	$535.4	$473.0	$62.4	$529.0	$468.2	$60.8

The following table presents certain summary financial data relating to the Retirement and Income Solutions segment for the periods indicated:

	For the three months ended			For the six months ended
	June 30,			June 30,
			Increase			Increase
	2024	2023	(decrease)	2024	2023	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$999.5	$619.3	$380.2	$1,765.1	$1,202.0	$563.1
Fees and other revenues	440.2	417.7	22.5	878.8	826.2	52.6
Net investment income	754.6	636.7	117.9	1,482.8	1,261.6	221.2
Total operating revenues	2,194.3	1,673.7	520.6	4,126.7	3,289.8	836.9
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	1,490.9	1,032.4	458.5	2,734.2	2,009.9	724.3
Liability for future policy benefits remeasurement (gain) loss	(0.4)	0.8	(1.2)	(2.8)	(12.5)	9.7
Market risk benefit remeasurement loss	2.9	0.6	2.3	3.0	2.4	0.6
Operating expenses	433.1	407.6	25.5	862.3	807.9	54.4
Total expenses	1,926.5	1,441.4	485.1	3,596.7	2,807.7	789.0
Pre-tax operating earnings	$267.8	$232.3	$35.5	$530.0	$482.1	$47.9

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Pre-Tax Operating Earnings

Pre-tax operating earnings increased due to an increase in our net revenue, which was partially offset by an increase in operating expenses as described below.

Net Revenue

Net revenue increased primarily due to a $23.4 million increase in variable investment income and a $22.5 million increase in fee revenue stemming from an increase in average monthly account values, which resulted from more favorable financial markets.

Operating Expenses

Operating expenses increased $23.2 million primarily due to growth and investments in the business.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Pre-Tax Operating Earnings

Pre-tax operating earnings increased due to an increase in our net revenue, which was partially offset by an increase in operating expenses as described below.

Net Revenue

Net revenue increased primarily due to a $52.6 million increase in fee revenue stemming from an increase in average monthly account values, which resulted from more favorable financial markets and a $39.1 million increase in variable investment income.

Operating Expenses

Operating expenses increased $48.7 million primarily due to growth and investments in the business.

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

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

	(in billions)
AUM, beginning of period	$513.5	$478.7	$499.5	$464.7
Net cash flow	(2.3)	(3.6)	(4.2)	(3.2)
Market performance	1.4	10.6	17.6	24.0
Other	0.6	0.1	0.3	0.3
AUM, end of period	$513.2	$485.8	$513.2	$485.8

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

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

	(in billions)
AUM, beginning of period	$178.7	$167.1	$180.4	$156.5
Net cash flow	0.1	(0.1)	1.1	0.7
Market performance	1.3	4.4	6.3	6.9
Effect of exchange rates	(8.8)	3.0	(16.3)	10.4
Other	(0.2)	—	(0.4)	(0.1)
AUM, end of period	$171.1	$174.4	$171.1	$174.4

Principal Asset Management Segment Summary Financial Data

The following table presents certain summary financial data relating to the Principal Asset Management segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2024	2023	(decrease)	2024	2023	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$11.2	$8.5	$2.7	$13.2	$14.9	$(1.7)
Fees and other revenues	509.1	495.9	13.2	1,012.0	990.9	21.1
Net investment income	164.5	182.5	(18.0)	314.9	373.6	(58.7)
Total operating revenues	684.8	686.9	(2.1)	1,340.1	1,379.4	(39.3)
Expenses:
Benefits, claims and settlement expenses	103.8	124.3	(20.5)	178.3	240.2	(61.9)
Liability for future policy benefits remeasurement (gain) loss	(0.1)	(0.5)	0.4	(0.1)	0.2	(0.3)
Operating expenses	387.1	373.3	13.8	778.8	759.6	19.2
Total expenses	490.8	497.1	(6.3)	957.0	1,000.0	(43.0)

Pre-tax operating earnings attributable to noncontrolling interest	4.6	1.6	3.0	6.6	3.4	3.2
Pre-tax operating earnings	$189.4	$188.2	$1.2	$376.5	$376.0	$0.5

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Pre-Tax Operating Earnings

Pre-tax operating earnings increased in our Principal Global Investors operations primarily due to a $15.3 million increase in fees and other revenues, which was partially offset by $14.9 million in higher operating expenses.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Pre-Tax Operating Earnings

Pre-tax operating earnings increased in our Principal Global Investors operations primarily due to a $26.9 million increase in management fee revenue as a result of higher average AUM. This improvement was partially offset by a $21.9 million increase in operating expenses and a $4.7 million decrease in performance fee revenue primarily in our real estate business.

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

The following table presents the Benefits and Protection segment premium and fees for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2024	2023	(decrease)	2024	2023	(decrease)

	(in millions)
Premium and fees:
Specialty Benefits	$813.5	$750.2	$63.3	$1,614.8	$1,492.3	$122.5
Life Insurance	227.0	229.0	(2.0)	461.0	453.8	7.2

The following table presents certain summary financial data relating to the Benefits and Protection segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2024	2023	(decrease)	2024	2023	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$925.3	$868.4	$56.9	$1,846.9	$1,732.6	$114.3
Fees and other revenues	115.0	110.7	4.3	228.5	213.2	15.3
Net investment income	146.9	146.2	0.7	297.7	282.9	14.8
Total operating revenues	1,187.2	1,125.3	61.9	2,373.1	2,228.7	144.4
Expenses:
Benefits, claims and settlement expenses	628.4	648.7	(20.3)	1,310.3	1,287.6	22.7
Dividends to policyholders	23.8	23.1	0.7	53.1	46.2	6.9
Liability for future policy benefits remeasurement loss	48.3	0.4	47.9	54.6	8.0	46.6
Operating expenses	354.4	328.2	26.2	711.0	662.7	48.3
Total expenses	1,054.9	1,000.4	54.5	2,129.0	2,004.5	124.5

Pre-tax operating earnings	$132.3	$124.9	$7.4	$244.1	$224.2	$19.9

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Pre-Tax Operating Earnings (Losses)

Pre-tax operating earnings in our Specialty Benefits business increased $10.6 million primarily due to growth in the business.

Operating Revenues

Premiums and fees in our Specialty Benefits business increased $63.3 million primarily due to growth in the business.

Total Expenses

Benefits, claims and settlement expenses in our Specialty Benefits business increased $39.2 million from growth in the business, offset by $4.9 million from improved claims experience. Benefits, claims and settlement expenses in our Life Insurance business decreased $58.0 million due to the one-time impact of the YRT Reinsurance Transactions in 2024, offset by $7.0 million due to growth in the business.

Liability for future policy benefits remeasurement loss increased $45.9 million in our Life Insurance business primarily due to the one-time impact of the YRT Reinsurance Transactions in 2024.

Operating expenses in our Specialty Benefits business increased $19.5 million due to growth in the business. Operating expenses in our Life Insurance business increased $4.0 million due to growth in the business and $3.1 million primarily due to commissions.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Pre-Tax Operating Earnings

Pre-tax operating earnings in our Specialty Benefits business increased $15.2 million due to growth in the business and $11.8 million from improved claims experience. Pre-tax operating earnings in our Life Insurance business decreased $10.5 million primarily due to an increase in the policyholder dividend obligation resulting from lower claims in our Closed Block.

Operating Revenues

Premiums and fees in our Specialty Benefits business increased $122.5 million primarily due to growth in the business.

Net investment income in our Specialty Benefits business increased $5.8 million from higher yields on invested assets and $3.9 million from growth in invested assets. Net investment income in our Life Insurance business increased $4.2 million from growth in invested assets.

Total Expenses

Benefits, claims and settlement expenses in our Specialty Benefits business increased $75.5 million from growth in the business, offset by $11.8 million from improved claims experience. Benefits, claims and settlement expenses in our Life Insurance business decreased $58.0 million due to the one-time impact of the YRT Reinsurance Transactions in 2024, offset by $14.2 million due to growth in the business.

Dividends to policyholders in our Life Insurance business increased $6.9 million primarily due to an increase in the policyholder dividend obligation resulting from lower claims in our Closed Block.

Liability for future policy benefits remeasurement loss increased $47.2 million in our Life Insurance business primarily due to the one-time impact of the YRT Reinsurance Transactions in 2024.

Operating expenses in our Specialty Benefits business increased $38.3 million primarily due to growth in the business. Operating expenses in our Life Insurance business increased $8.0 million due to growth in the business and $2.1 million primarily due to commissions.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated:

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2024	2023	(decrease)	2024	2023	(decrease)

	(in millions)
Operating revenues:
Total operating revenues	$6.4	$14.6	$(8.2)	$37.5	$42.2	$(4.7)
Expenses:
Total expenses	112.6	111.5	1.1	232.3	235.1	(2.8)

Pre-tax operating earnings (losses) attributable to noncontrolling interest	(2.8)	0.5	(3.3)	(2.5)	0.6	(3.1)
Pre-tax operating losses	$(103.4)	$(97.4)	$(6.0)	$(192.3)	$(193.5)	$1.2

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Pre-Tax Operating Losses

Pre-tax operating losses increased primarily due to a $9.5 million increase in compensation costs. This increase was partially offset by $4.3 million stranded costs associated with exited business in 2023 with no corresponding activity in 2024.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Pre-Tax Operating Losses

Pre-tax operating losses decreased primarily due to a $9.1 million favorable impact from decreases in interest and issuance costs on debt and $8.5 million stranded costs associated with exited business in 2023 with no corresponding activity in 2024. These decreases were partially offset by a $14.8 million increase in compensation costs.

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

We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised at inopportune times. For example, as of June 30, 2024, approximately $14.7 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain surrender charges and other provisions limiting early surrenders.

The following table summarizes the withdrawal characteristics of our domestic general account investment contracts as of June 30, 2024.

	Contractholder funds,
	net of reinsurance	Percentage
	(in millions)
Not subject to discretionary withdrawal	$15,702.4	56.0%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	6,787.4	24.2
Market value adjustments	5,557.7	19.8
Subject to discretionary withdrawal without adjustments	0.7	—
Total domestic investment contracts	$28,048.2	100.0%

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

We had the following short-term credit financing structures available with various financial institutions as of June 30, 2024:

				Amount
Obligor/Applicant	Financing structure	Maturity	Capacity	outstanding (3)

			(in millions)
Principal Life (1)	Credit facility	October 2027	$800.0	$—
Principal International Chile (2)	Unsecured lines of credit		103.6	49.9
Total			$903.6	$49.9
(1)	The credit facility is supported by sixteen banks.
(2)	The unsecured lines of credit can be used for repurchase agreements or other borrowings. Each line has a maturity of less than one year.
(3)	The amount outstanding is reported in short-term debt on the consolidated statements of financial position.

The revolving credit facility is committed and available for general corporate purposes. The credit facility also provides 100% back-stop support for our commercial paper program, of which we had no outstanding balances as of June 30, 2024 and December 31, 2023. Most of the banks supporting the credit facility have other relationships with us. Due to the financial strength and the strong relationships we have with these providers, we are comfortable we have very low risk the financial institutions would be unable or unwilling to fund this facility.

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

Total stockholder dividends paid by Principal Life to its parent for the six months ended June 30, 2024, were $540.0 million, all of which was extraordinary and approved by the Commissioner. As of June 30, 2024, we had $2,417.0 million of cash and liquid assets held in our holding companies and other subsidiaries, which is available for corporate purposes. Corporate balances held in foreign holding companies meet the indefinite reinvestment exception.

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

Net cash provided by operating activities was $2,015.9 million and $1,797.8 million for the six months ended June 30, 2024 and 2023, respectively. Our insurance business typically generates positive cash flows from operating activities, as premiums collected from our insurance products and investment income received exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The increase in cash provided by operating activities was primarily due to a one-time impact of the YRT Reinsurance Transactions in 2024.

Net cash used in investing activities was $1,631.0 million and $1,082.4 million for the six months ended June 30, 2024 and 2023, respectively. The increase in cash used in investing activities was due to higher net purchases of available-for-sale securities and higher net acquisitions and originations of mortgage loans in 2024 as compared to 2023. These were partially offset by higher net sales of real estate in 2024 as compared 2023.

Net cash used in financing activities was $276.0 million and $1,489.5 million for the six months ended June 30, 2024 and 2023, respectively. The decrease in cash used by financing activities was due to an increase in banking operations net deposits and net investment contract deposits in 2024 compared to net investment contract withdrawals in 2023.

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

	June 30, 2024	December 31, 2023

	(in millions)
Summary Statements of Financial Position Information:
Total investments	$620.6	$471.7
Cash and cash equivalents	370.7	603.6
Goodwill	618.5	618.5
Other intangibles	405.3	419.3
Other assets	331.8	344.4
Due from non-obligor subsidiaries	52.5	59.5
Total assets	2,417.6	2,529.0
Long-term debt	3,929.2	3,927.9
Other liabilities	401.2	406.3
Due to non-obligor subsidiaries	722.4	821.6
Total liabilities	5,150.5	5,266.6

	For the six months ended	For the year ended
	June 30, 2024	December 31, 2023

	(in millions)
Summary Statements of Operations Information:
Total revenues	$69.0	$61.8
Total expenses	250.5	509.6
Net loss	(158.4)	(414.9)

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

Short-Term Debt. The components of short-term debt were as follows:

	June 30, 2024	December 31, 2023

	(in millions)
Other recourse short-term debt	$49.9	$61.1
Total short-term debt	$49.9	$61.1

The short-term credit facilities are used for general corporate purposes and borrowings outstanding can fluctuate as part of working capital management.

Long-Term Debt. As of June 30, 2024, no significant changes have occurred to long-term debt since December 31, 2023.

Contingent Funding Agreements for Senior Debt Issuance. In March 2018, we entered into two contingent funding agreements that give us the right at any time over a ten-year or thirty-year period to issue up to $400.0 million or $350.0 million, respectively, of senior notes.

Stockholders’ Equity. The following table summarizes our return of capital to common stockholders.

	For the six months ended	For the year ended
	June 30, 2024	December 31, 2023

	(in millions)
Dividends to stockholders	$327.6	$625.5
Repurchase of common stock (1)	484.8	748.8
Total cash returned to common stockholders	$812.4	$1,374.3
(1)	Includes common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.

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

Capitalization

The following table summarizes our capital structure:

	June 30, 2024	December 31, 2023

	($ in millions)
Debt:
Short-term debt	$49.9	$61.1
Long-term debt	3,932.2	3,930.9
Total debt	3,982.1	3,992.0

Total stockholders’ equity attributable to PFG	11,013.4	10,916.0
Total capitalization	$14,995.5	$14,908.0
Debt to equity	36%	37%
Debt to capitalization	27%	27%

Contractual Obligations and Contractual Commitments

As of June 30, 2024, we had no unique material cash requirements from known contractual and other obligations.

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

Guarantees and Indemnifications. As of June 30, 2024, no significant changes to guarantees and indemnifications have occurred since December 31, 2023. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 13, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

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

	A.M. Best	Fitch	Moody’s	S&P
Last review date	March 2024	June 2024	July 2024	April 2024
Current outlook	Stable	Stable	Stable	Stable
Principal Financial Group
Senior Unsecured Debt	a	A-	Baa1	A-
Long-Term Issuer Default Rating		A
Principal Life Insurance Company
Insurer Financial Strength	A+	AA-	A1	A+
Issuer Credit Rating	aa
Commercial Paper	AMB‑1+		P-1	A-1+
Principal National Life Insurance Company
Insurer Financial Strength	A+	AA-	A1	A+

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

As of June 30, 2024, 47% of our net assets (liabilities) were Level 1, 50% were Level 2 and 3% were Level 3. Excluding separate account assets as of June 30, 2024, 3% of our net assets (liabilities) were Level 1, 87% were Level 2 and 10% were Level 3.

As of December 31, 2023, 46% of our net assets (liabilities) were Level 1, 51% were Level 2 and 3% were Level 3. Excluding separate account assets as of December 31, 2023, 3% of our net assets (liabilities) were Level 1, 88% were Level 2 and 9% were Level 3.

Changes in Level 3 Fair Value Measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2024, were $8,020.1 million as compared to $7,447.8 million as of December 31, 2023. The increase was primarily due to an increase in the funds withheld payable embedded derivative net asset.

Investments

We had total consolidated assets as of June 30, 2024, of $308,777.3 million, of which $99,157.3 million were invested assets. A portion of our invested assets represent funds withheld backing reserves as part of coinsurance with funds withheld reinsurance agreements. The funds withheld assets and associated net investment income and net realized capital gains (losses) are not included in the discussions below as the investment risk is passed to the reinsurer. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 10, Reinsurance” for more information on the funds withheld assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk; therefore, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of June 30, 2024, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and mortgage loans.

	June 30, 2024
	Investments
	excluding	Funds
	funds withheld	withheld	Total

	(in millions)
Fixed maturities	$52,106.3	$14,448.6	$66,554.9
Equity securities	1,512.5	0.3	1,512.8
Mortgage loans	17,898.6	2,354.5	20,253.1
Real estate	2,433.4	—	2,433.4
Policy loans	818.2	—	818.2
Other investments	6,570.1	1,014.8	7,584.9
Total invested assets	81,339.1	17,818.2	99,157.3
Cash and cash equivalents	3,959.7	856.9	4,816.6
Total invested assets and cash	$85,298.8	$18,675.1	$103,973.9

	December 31, 2023
	Investments
	excluding	Funds
	funds withheld	withheld	Total

	(in millions)
Fixed maturities	$50,605.0	$15,904.3	$66,509.3
Equity securities	1,477.8	0.3	1,478.1
Mortgage loans	17,756.9	2,385.9	20,142.8
Real estate	2,345.3	—	2,345.3
Policy loans	809.3	—	809.3
Other investments	6,414.2	621.4	7,035.6
Total invested assets	79,408.5	18,911.9	98,320.4
Cash and cash equivalents	3,889.3	818.4	4,707.7
Total invested assets and cash	$83,297.8	$19,730.3	$103,028.1

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

	For the three months ended June 30,						For the six months ended June 30,
	2024		2023		Increase (decrease)		2024		2023		Increase (decrease)
	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

	($ in millions)
Fixed maturities	5.0%	$691.7	4.6%	$608.4	0.4%	$83.3	4.8%	$1,332.0	4.6%	$1,236.4	0.2%	$95.6
Equity securities	(0.8)	(3.0)	2.6	11.5	(3.4)	(14.5)	4.0	29.9	3.5	30.8	0.5	(0.9)
Mortgage loans — commercial	4.3	154.2	4.0	139.4	0.3	14.8	4.3	302.8	4.0	276.5	0.3	26.3
Mortgage loans — residential	5.6	50.4	5.5	52.4	0.1	(2.0)	5.3	96.4	5.4	103.2	(0.1)	(6.8)
Real estate	4.9	29.3	5.8	33.6	(0.9)	(4.3)	6.1	72.4	5.9	67.8	0.2	4.6
Policy loans	5.2	10.7	5.2	10.4	—	0.3	5.3	21.5	5.0	20.1	0.3	1.4
Cash and cash equivalents	6.3	57.9	4.8	35.7	1.5	22.2	6.7	132.1	5.2	77.4	1.5	54.7
Other investments	9.8	160.5	10.1	156.4	(0.3)	4.1	9.2	299.1	9.1	276.6	0.1	22.5
Total	5.2	1,151.7	4.9	1,047.8	0.3	103.9	5.2	2,286.2	4.9	2,088.8	0.3	197.4
Investment expenses	(0.3)	(65.6)	(0.3)	(59.7)	—	(5.9)	(0.3)	(127.9)	(0.3)	(114.0)	—	(13.9)
Net investment income	4.9%	$1,086.1	4.6%	$988.1	0.3%	$98.0	4.9%	$2,158.3	4.6%	$1,974.8	0.3%	$183.5

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Net investment income increased primarily due to higher yields and average invested assets in fixed maturities and cash in our U.S. operations. These increases were partially offset by foreign currency headwinds and unfavorable relative market performance on our required regulatory investments in our Latin America business.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Net investment income increased primarily due to higher yields and average invested assets in fixed maturities, cash, and other investments as well as higher income associated with derivatives in fair value hedges in our U.S. operations. These increases were partially offset by foreign currency headwinds and lower inflation-based investment returns on our Latin America average invested assets and cash.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains and losses for the periods indicated. The amounts below do not include net realized capital gains (losses) on funds withheld assets that are not passed to the reinsurer, which are separately reported on the consolidated statements of operations.

	For the three months ended June 30,			For the six months ended June 30,
			Increase			Increase
	2024	2023	(decrease)	2024	2023	(decrease)

	(in millions)
Fixed maturities, available-for-sale – credit losses, including credit sales (1)	$(0.6)	$(26.9)	$26.3	$(8.7)	$(38.4)	$29.7
Commercial mortgage loans – credit losses	(29.0)	(19.5)	(9.5)	(43.4)	(22.2)	(21.2)
Other – credit losses	(2.0)	(0.6)	(1.4)	(4.0)	(0.6)	(3.4)
Fixed maturities, available-for-sale and trading – noncredit	(28.7)	(14.8)	(13.9)	(32.3)	(21.7)	(10.6)
Derivatives and related hedge activities	43.3	8.9	34.4	5.0	(31.6)	36.6
Other gains (losses)	1.8	(19.9)	21.7	67.3	(24.3)	91.6
Net realized capital losses (2)	$(15.2)	$(72.8)	$57.6	$(16.1)	$(138.8)	$122.7
(1)	Includes credit sales, adjustments to the credit loss valuation allowance, write-offs and recoveries on available-for-sale securities.
(2)	Net realized capital gains (losses) can be volatile due to credit losses from invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Net realized capital losses decreased primarily due to gains versus losses on currency derivatives due to changes in rates and reduced losses on fixed maturity credit impairments. These decreases were partially offset by increased losses due to commercial mortgage loan reserve changes, increased fixed maturity noncredit losses and decreased gains on interest rate swaps not designated as hedging instruments due to changes in rates.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Net realized capital losses decreased primarily due to gains vs losses on currency derivatives due to changes in rates, reduced losses on fixed maturity credit impairments and gains versus losses on interest rate swaps not designated as hedging instruments due to changes in interest rates. These decreases were partially offset by increased losses due to commercial mortgage loan reserve changes and increased fixed maturity noncredit losses.

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

Of our invested assets, $74,988.7 million were held by our U.S. operations as of June 30, 2024. Our U.S. invested assets are managed primarily by Principal Global Investors. Our Investment Committee, appointed by our Board, is responsible for establishing investment policies and monitoring risk limits and tolerances. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect customers’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

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

We purchase credit default swaps to hedge certain credit exposures in our investment portfolio. We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $85.0 million as of both June 30, 2024 and December 31, 2023. We sell credit default swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. For further information on credit derivatives sold, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 4, Derivative Financial Instruments” under the caption, “Credit Derivatives Sold.”

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

	Weighted average loan-to-value ratio		Debt service coverage ratio
	June 30, 2024	December 31, 2023	June 30, 2024		December 31, 2023
New mortgages	55%	50%	1.6	x	1.4	x
Entire mortgage portfolio	50%	49%	2.4	x	2.5	x

We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, were $2,186.5 million and 4.0%, respectively, as of June 30, 2024, and $2,159.0 million and 4.0%, respectively, as of December 31, 2023. In addition, the amortized cost and weighted average yield of RMBS, residential collateralized mortgage obligations, and asset-backed securities - home equity with material prepayment risk were $7,704.9 million and 4.0%, respectively, as of June 30, 2024, and $6,959.0 million and 3.7%, respectively, as of December 31, 2023.

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

Overall Composition of U.S. Invested Assets

As shown in the following table, the major categories of U.S. invested assets are fixed maturities and mortgage loans.

	June 30, 2024		December 31, 2023
	Carrying amount	% of total	Carrying amount	% of total

	($ in millions)
Fixed maturities	$49,591.5	66%	$47,802.3	66%
Equity securities	739.1	1	667.9	1
Mortgage loans	16,994.6	23	16,792.1	23
Real estate	2,432.5	3	2,343.4	3
Policy loans	802.7	1	793.2	1
Other investments	4,428.3	6	4,121.2	6
Total invested assets	74,988.7	100%	72,520.1	100%
Cash and cash equivalents	3,737.8		3,668.8
Total invested assets and cash	$78,726.5		$76,188.9

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities.

Fixed maturities were diversified by category of issuer, as shown in the following table for the periods indicated.

	June 30, 2024		December 31, 2023
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total

	($ in millions)
U.S. government and agencies	$1,509.2	3%	$1,231.9	3%
Non-U.S. governments	394.5	1	378.5	1
States and political subdivisions	4,976.2	10	5,143.7	11
Corporate - public	13,035.7	26	13,690.1	29
Corporate - private	12,023.8	24	11,258.2	24
Residential mortgage-backed pass-through securities	3,330.1	7	3,061.8	5
Commercial mortgage-backed securities	4,013.8	8	3,854.5	8
Residential collateralized mortgage obligations	3,538.1	7	3,214.8	7
Asset-backed securities	6,770.1	14	5,968.8	12
Total fixed maturities	$49,591.5	100%	$47,802.3	100%

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 14% of total fixed maturities as of both June 30, 2024 and December 31, 2023. It is comprised of corporate and foreign government fixed maturities.

	June 30, 2024	December 31, 2023

	(in millions)
European Union	$2,031.4	$1,826.8
Australia/New Zealand	1,472.5	1,389.6
United Kingdom	1,225.1	1,147.7
Latin America	995.4	995.6
Asia-Pacific	502.0	530.2
Middle East and Africa	460.4	451.3
Europe, non-European Union	251.5	258.1
Other	195.8	115.1
Total	$7,134.1	$6,714.4

International fixed maturities exposure is determined by the country of risk of the obligor entity. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of June 30, 2024 and December 31, 2023, our investments in Canada totaled $968.3 million and $958.0 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The top 10 exposures comprised 5.1% of single-name credit fixed maturity exposures as of June 30, 2024, and 4.8% as of December 31, 2023.

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

	June 30, 2024			December 31, 2023
			Percent of			Percent of
	Amortized	Carrying	carrying	Amortized	Carrying	carrying
NAIC designation	cost	amount	amount	cost	amount	amount

	($ in millions)
1	$36,509.1	$33,616.9	68%	$34,601.1	$32,078.6	67%
2	14,423.7	13,400.1	26	13,624.2	12,749.5	27
3	2,323.3	2,250.1	5	2,727.3	2,615.1	5
4	316.7	285.2	1	354.1	327.4	1
5	22.8	16.8	—	9.1	7.5	—
6	24.6	22.4	—	31.1	24.2	—
Total fixed maturities	$53,620.2	$49,591.5	100%	$51,346.9	$47,802.3	100%

Fixed maturities included 47 securities with an amortized cost of $601.4 million, gross gains of $7.4 million, gross losses of $16.6 million, valuation allowance of $0.0 million and a carrying amount of $592.2 million as of June 30, 2024, that were still pending a review and assignment of a designation by the SVO or NRSRO ratings to be assigned. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, or NRSRO ratings that have expired or been withdrawn, we will always have securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent designation is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities. As of June 30, 2024, based on amortized cost, 96% of our CMBS portfolio had an NAIC designation of 1.

The following table presents our exposure by credit quality based on NAIC designations for our CMBS portfolio as of the periods indicated.

	June 30, 2024		December 31, 2023
	Amortized	Carrying	Amortized	Carrying
NAIC designation	cost	amount	cost	amount

	(in millions)
1	$4,265.6	$3,886.1	$4,207.2	$3,732.2
2	147.9	119.5	156.1	118.5
3	7.7	6.7	2.9	2.2
4	3.0	1.2	3.0	1.3
5	—	—	—	—
6	0.6	0.3	0.6	0.3
Total (1)	$4,424.8	$4,013.8	$4,369.8	$3,854.5
(1)	The CMBS portfolio included agency CMBS with a $652.6 million amortized cost and a $624.4 million carrying amount as of June 30, 2024, and a $546.5 million amortized cost and a $518.2 million carrying amount as of December 31, 2023.

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

	June 30, 2024	December 31, 2023

	($ in millions)
Total fixed maturities	$49,591.5	$47,802.3
Problem fixed maturities (1)	$38.4	$42.6
Potential problem fixed maturities	73.3	66.7
Total problem, potential problem and restructured fixed maturities	$111.7	$109.3
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	0.23%	0.23%
(1)	The problem fixed maturities carrying amount is net of the credit loss valuation allowance.

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

The net realized loss relating to the change in the allowance for credit loss and credit related sales of fixed maturities was $0.6 million and $26.3 million for the three months ended June 30, 2024 and 2023, respectively, and $8.7 million and $42.0 million for the six months ended June 30, 2024 and 2023, respectively.

Fixed Maturities Available-For-Sale

The following tables present our fixed maturities available-for-sale by industry category, as of the periods indicated.

	June 30, 2024
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount

	(in millions)
Finance — Banking	$1,843.3	$4.8	$152.4	$—	$1,695.7
Finance — Brokerage	863.2	3.5	91.6	—	775.1
Finance — Finance Companies	304.1	1.5	24.6	—	281.0
Finance — Financial Other	1,477.6	11.9	131.2	—	1,358.3
Finance — Insurance	1,833.1	21.1	177.7	—	1,676.5
Finance — Real estate investment trusts (“REITs”)	1,815.6	4.6	180.0	—	1,640.2
Industrial — Basic Industry	1,360.6	17.4	94.2	—	1,283.8
Industrial — Capital Goods	1,362.7	15.7	117.5	—	1,260.9
Industrial — Communications	2,278.8	48.5	179.1	—	2,148.2
Industrial — Consumer Cyclical	920.5	4.8	79.0	—	846.3
Industrial — Consumer Non-Cyclical	2,916.3	16.3	240.1	—	2,692.5
Industrial — Energy	1,941.9	41.4	133.7	—	1,849.6
Industrial — Other	835.4	16.5	33.4	—	818.5
Industrial — Technology	1,335.1	7.0	128.7	—	1,213.4
Industrial — Transportation	1,918.5	19.9	149.2	—	1,789.2
Utility — Electric	3,032.9	18.1	337.3	—	2,713.7
Utility — Natural Gas	420.1	3.0	58.7	—	364.4
Utility — Other	213.9	0.4	39.7	—	174.6
Government guaranteed	153.8	8.2	14.6	—	147.4
Total corporate securities	26,827.4	264.6	2,362.7	—	24,729.3

Residential mortgage-backed pass-through securities	3,520.9	8.0	208.3	—	3,320.6
Commercial mortgage-backed securities	4,403.7	—	411.0	—	3,992.7
Residential collateralized mortgage obligations	3,950.8	11.7	436.9	0.1	3,525.5
Asset-backed securities — Home equity (1)	201.0	2.7	4.8	—	198.9
Asset-backed securities — All other	2,365.9	11.2	53.8	—	2,323.3
Collateralized debt obligations — Credit	16.6	—	4.9	—	11.7
Collateralized debt obligations — Loans	4,218.6	16.4	3.5	—	4,231.5
Total mortgage-backed and other asset-backed securities	18,677.5	50.0	1,123.2	0.1	17,604.2

U.S. government and agencies	1,562.6	6.5	87.9	—	1,481.2
States and political subdivisions	5,711.9	15.7	754.5	—	4,973.1
Non-U.S. governments	429.7	13.8	50.9	—	392.6
Total fixed maturities, available-for-sale	$53,209.1	$350.6	$4,379.2	$0.1	$49,180.4
(1)	This exposure is all related to sub-prime mortgage loans.

	December 31, 2023
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount

	(in millions)
Finance — Banking	$1,885.8	$8.2	$151.9	$—	$1,742.1
Finance — Brokerage	674.1	5.4	58.3	—	621.2
Finance — Finance Companies	377.6	1.9	43.1	—	336.4
Finance — Financial Other	1,435.9	12.8	123.3	—	1,325.4
Finance — Insurance	1,759.4	29.0	152.3	—	1,636.1
Finance — REITs	1,729.3	0.3	175.7	—	1,553.9
Industrial — Basic Industry	1,203.9	22.8	85.5	—	1,141.2
Industrial — Capital Goods	1,350.1	17.1	101.5	—	1,265.7
Industrial — Communications	2,261.1	58.0	149.3	—	2,169.8
Industrial — Consumer Cyclical	1,129.8	6.4	85.7	—	1,050.5
Industrial — Consumer Non-Cyclical	2,929.8	23.7	188.1	1.6	2,763.8
Industrial — Energy	1,869.7	57.1	113.5	—	1,813.3
Industrial — Other	767.6	7.5	33.0	—	742.1
Industrial — Technology	1,357.5	12.4	107.5	—	1,262.4
Industrial — Transportation	1,771.2	24.2	123.2	—	1,672.2
Utility — Electric	2,898.6	27.9	279.3	—	2,647.2
Utility — Natural Gas	423.3	5.2	49.5	—	379.0
Utility — Other	270.4	2.9	29.2	—	244.1
Government guaranteed	271.7	15.9	14.5	—	273.1
Total corporate securities	26,366.8	338.7	2,064.4	1.6	24,639.5

Residential mortgage-backed pass-through securities	3,187.8	25.1	161.4	—	3,051.5
Commercial mortgage-backed securities	4,316.7	—	515.3	—	3,801.4
Residential collateralized mortgage obligations	3,598.6	13.8	410.1	0.1	3,202.2
Asset-backed securities — Home equity (1)	139.0	2.9	4.3	—	137.6
Asset-backed securities — All other	2,209.6	13.6	76.2	—	2,147.0
Collateralized debt obligations — Credit	16.6	—	4.9	—	11.7
Collateralized debt obligations — Loans	3,669.6	6.1	20.3	—	3,655.4
Total mortgage-backed and other asset-backed securities	17,137.9	61.5	1,192.5	0.1	16,006.8

U.S. government and agencies	1,257.9	19.3	73.0	—	1,204.2
States and political subdivisions	5,748.6	42.6	651.3	—	5,139.9
Non-U.S. governments	400.3	17.0	40.8	—	376.5
Total fixed maturities, available-for-sale	$50,911.5	$479.1	$4,022.0	$1.7	$47,366.9
(1)	This exposure is all related to sub-prime mortgage loans.

Of the $4,379.2 million in gross unrealized losses as of June 30, 2024, $14.5 million in losses were attributed to securities scheduled to mature in one year or less, $262.6 million attributed to securities scheduled to mature between one to five years, $662.2 million attributed to securities scheduled to mature between five to ten years, $2,316.7 million attributed to securities scheduled to mature after ten years and $1,123.2 million related to mortgage-backed and other ABS that are not classified by maturity year. As of June 30, 2024, we were in a $4,028.6 million net unrealized loss position as compared to a $3,542.9 million net unrealized loss position as of December 31, 2023. The $485.7 million increase in net unrealized loss for the six months ended June 30, 2024, can be attributed an increase in interest rates partially offset by a tightening of credit spreads.

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

The following table presents our fixed maturities available-for-sale by investment grade and below investment grade as of the periods indicated.

	June 30, 2024					December 31, 2023
		Gross	Gross	Allowance			Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount	cost	gains	losses	loss	amount

	(in millions)
Investment grade:
Public	$38,898.5	$213.2	$3,346.2	$0.1	$35,765.4	$37,197.9	$324.9	$3,077.1	$—	$34,445.7
Private	11,807.1	118.8	901.5	—	11,024.4	10,738.5	137.7	782.7	—	10,093.5
Below investment grade:
Public	1,045.4	4.7	110.8	—	939.3	1,352.1	6.2	139.1	—	1,219.2
Private	1,458.1	13.9	20.7	—	1,451.3	1,623.0	10.3	23.1	1.7	1,608.5
Total fixed maturities, available-for-sale	$53,209.1	$350.6	$4,379.2	$0.1	$49,180.4	$50,911.5	$479.1	$4,022.0	$1.7	$47,366.9

Included in the public category carrying amount as of June 30, 2024 and December 31, 2023, were $13,045.2 million and $12,017.4 million, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

The following tables present the fair value and the gross unrealized losses on our fixed maturities available-for-sale for which an allowance for credit loss has not been recorded by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2024 and December 31, 2023, respectively.

	June 30, 2024
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$198.4	$5.5	$777.0	$82.3	$975.4	$87.8
Non-U.S. governments	37.0	2.2	212.1	48.7	249.1	50.9
States and political subdivisions	661.9	29.8	3,623.7	724.8	4,285.6	754.6
Corporate	2,598.2	92.0	14,932.7	2,270.7	17,530.9	2,362.7
Residential mortgage-backed pass-through securities	1,157.9	13.0	1,732.9	195.9	2,890.8	208.9
Commercial mortgage-backed securities	465.1	2.8	3,336.1	407.7	3,801.2	410.5
Collateralized debt obligations (2)	574.1	0.9	380.1	7.6	954.2	8.5
Other debt obligations	819.2	6.6	3,409.5	488.6	4,228.7	495.2
Total fixed maturities, available-for-sale	$6,511.8	$152.8	$28,404.1	$4,226.3	$34,915.9	$4,379.1
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

	December 31, 2023
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$316.4	$3.1	$672.5	$69.8	$988.9	$72.9
Non-U.S. governments	37.4	1.0	208.8	39.8	246.2	40.8
States and political subdivisions	563.6	18.2	3,622.4	633.0	4,186.0	651.2
Corporate	1,968.7	57.8	16,294.4	2,005.4	18,263.1	2,063.2
Residential mortgage-backed pass-through securities	633.0	4.9	1,272.1	157.4	1,905.1	162.3
Commercial mortgage-backed securities	246.1	3.6	3,319.7	510.8	3,565.8	514.4
Collateralized debt obligations (2)	357.0	1.4	2,039.6	23.9	2,396.6	25.3
Other debt obligations	806.1	14.7	3,281.9	475.8	4,088.0	490.5
Total fixed maturities, available-for-sale	$4,928.3	$104.7	$30,711.4	$3,915.9	$35,639.7	$4,020.6
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

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

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 24% and 25% of our commercial mortgage loan portfolio before valuation allowance as of June 30, 2024 and December 31, 2023, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, such as earthquakes, that may affect the region. Like other lenders, we generally do not require earthquake insurance for properties on which we make commercial mortgage loans. With respect to California properties, however, we obtain an engineering report specific to each property. The report assesses the building’s design specifications, whether it has been upgraded to meet seismic building codes and the maximum loss that is likely to result from a variety of different seismic events. We also obtain a report that assesses, by building and geographic fault lines, the amount of loss our commercial mortgage loan portfolio might suffer under a variety of seismic events.

The typical borrower in our commercial mortgage loan portfolio is a single purpose entity or single asset entity. As of June 30, 2024 and December 31, 2023, the total number of commercial mortgage loans outstanding were 607 and 596, of which 37% and 38% were for loans with principal balances less than $10.0 million as of June 30, 2024 and December 31, 2023, respectively. The average loan size of our commercial mortgage portfolio was $23.1 million and $22.9 million as of June 30, 2024 and December 31, 2023, respectively.

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

We had four delinquent problem commercial mortgage loans with a carrying amount of $150.8 million for which we had a valuation allowance of $45.0 million as of June 30, 2024. We also had one potential problem commercial mortgage loan with a carrying amount of $75.0 million for which we had a valuation allowance of $0.0 million and two restructured problem commercial mortgage loans with a carrying amount of $74.5 million for which we had a valuation allowance of $34.2 million as of June 30, 2024. We had one delinquent problem commercial mortgage loan with a carrying amount of $7.9 million for which we had a valuation allowance of $7.9 million as of December 31, 2023. We also had two potential problem commercial mortgage loans with a carrying amount of $95.4 million for which we had a valuation allowance of $11.9 million and two restructured problem commercial mortgage loans with a carrying amount of $92.7 million for which we had a valuation allowance of $34.1 million as of December 31, 2023.

	June 30, 2024	December 31, 2023

	($ in millions)
Total commercial mortgage loans	$13,841.2	$13,544.9
Problem commercial mortgage loans	$105.8	$—
Potential problem commercial mortgage loans	75.0	83.5
Restructured problem commercial mortgage loans	40.3	58.6
Total problem, potential problem and restructured commercial mortgage loans	$221.1	$142.1
Total problem, potential problem and restructured commercial mortgage loans as a percent of total commercial mortgage loans	1.60%	1.05%

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

Real Estate

Real estate consists primarily of commercial equity real estate. As of June 30, 2024 and December 31, 2023, the carrying amount of our equity real estate investment was $2,432.5 million and $2,343.4 million, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” The carrying value of real estate held for investment is generally adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized capital losses in our consolidated results of operations. No such impairment adjustments were recorded for the six months ended June 30, 2024 or for the year ended December 31, 2023.

Once we identify a real estate property to be sold and it is probable that it will be sold, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. The valuation allowance did not change for the six months ended June 30, 2024 or for the year ended December 31, 2023.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country. As of June 30, 2024, our largest equity real estate portfolio concentration was in the Pacific (44%) region of the United States. By property type, our largest concentrations were in Apartments (31%) and Industrial (28%) as of June 30, 2024.

Other Investments

Our other investments totaled $4,428.3 million as of June 30, 2024, compared to $4,121.2 million as of December 31, 2023. Other investments include interests in unconsolidated entities, which include real estate properties owned jointly with venture partners and operated by the partners; sponsored investment funds; the cash surrender value of company owned and trust owned life insurance; derivative assets and other investments.

International Investment Operations

Of our invested assets, $6,350.4 million were held by our Principal International operations as of June 30, 2024. The assets are primarily managed by the local Principal International affiliate. Due to the regulatory constraints in each location, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets is fixed maturities. The following table excludes invested assets of the separate accounts.

	June 30, 2024		December 31, 2023
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total

	($ in millions)
Fixed maturities	$2,514.8	40%	$2,802.7	41%
Equity securities	773.4	12	809.9	12
Mortgage loans	904.0	14	964.8	14
Real estate	0.9	—	1.9	—
Policy loans	15.5	—	16.1	—
Other investments:
Direct financing leases	594.0	9	649.2	9
Investment in unconsolidated operating entities	1,126.2	18	1,190.0	17
Derivative assets and other investments	421.6	7	453.8	7
Total invested assets	6,350.4	100%	6,888.4	100%
Cash and cash equivalents	221.9		220.5
Total invested assets and cash	$6,572.3		$7,108.9

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

Guaranteed Minimum Interest Rate Exposure. The following table provides detail on the differences between the interest rates being credited to contractholders as of June 30, 2024, and the respective GMIR. Amounts for contracts without significant fee revenues such as GICs, funding agreements, retail fixed income annuities and guaranteed pension contracts are excluded. Additionally, amounts for contracts that are reinsured are also excluded. Account values are broken down by GMIR level within the Retirement and Income Solutions and Benefits and Protection segments.

	Account values (1)
		Excess of crediting rates over GMIR:
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total

	($ in millions)
Guaranteed minimum interest rate
Retirement and Income Solutions
Up to 1.00%	$20.9	$—	$—	$1,090.1	$374.6	$1,485.6
1.01% - 2.00%	4,313.9	—	1,072.5	—	—	5,386.4
2.01% - 3.00%	568.6	0.1	1.7	316.6	3,777.7	4,664.7
3.01% - 4.00%	7.5	—	—	—	—	7.5
4.01% and above	16.2	—	—	—	—	16.2
Subtotal	4,927.1	0.1	1,074.2	1,406.7	4,152.3	11,560.4

Benefits and Protection
Up to 1.00%	—	—	5.8	10.8	3.0	19.6
1.01% - 2.00%	—	—	—	3.9	430.3	434.2
2.01% - 3.00%	4.6	8.7	110.2	363.1	5.3	491.9
3.01% - 4.00%	1,556.1	57.8	37.0	71.1	3.1	1,725.1
4.01% and above	32.0	3.2	7.0	11.0	—	53.2
Subtotal	1,592.7	69.7	160.0	459.9	441.7	2,724.0

Total	$6,519.8	$69.8	$1,234.2	$1,866.6	$4,594.0	$14,284.4
Percentage of total	45.6%	0.5%	8.6%	13.1%	32.2%	100.0%
(1)	Includes only the account values, net of the account values with associated policy loans, for products with GMIRs and discretionary crediting rates, excluding amounts for contracts that are reinsured.

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

We estimate a hypothetical 100 basis point immediate, parallel increase in interest rates would reduce the net reported fair value of our financial assets and derivatives by $2,577.1 million as of June 30, 2024, compared to$2,670.3 million as of December 31, 2023. This estimate only reflects the change in fair value for financial assets and derivatives reported at fair value on our consolidated statements of financial position. Assets and liabilities not reported at fair value on our consolidated statements of financial position – including mortgage loans, liabilities relating to insurance contracts, investment contracts, debt and bank deposits – are excluded from this sensitivity analysis. We believe the excluded liability items would economically serve as a partial offset to the net interest rate risk of the financial instruments included in the sensitivity analysis. Separate account assets and liabilities are also excluded from this estimate, as any interest rate risk is borne by the holder of the separate account. Assets backing reserves as part of a coinsurance with funds withheld agreement are excluded from this estimate, as any interest rate risk is passed to the reinsurer. For more information on fair value measurements, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 18, Fair Value Measurements” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our net estimated potential loss in fair value as of June 30, 2024, increased $93.2 million from December 31, 2023, primarily driven by growth in the portfolio.

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

We estimate as of June 30, 2024, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency-denominated instruments identified above because we effectively hedge foreign currency-denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2023. However, fluctuations in foreign currency exchange rates do affect the translation of segment pre-tax operating earnings and equity of our international operations into our consolidated financial statements.

For our Principal International operations, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $271.8 million, or 10%, reduction in the total equity excluding noncontrolling interests of our international operations as of June 30, 2024, as compared to an estimated $285.0 million, or 10%, reduction as of December 31, 2023. We estimate a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $7.9 million, or 13%, reduction in segment pre-tax operating earnings of our international operations for the three months ended June 30, 2024, as compared to an estimated $8.1 million, or 13%, reduction for the three months ended June 30, 2023. In addition, we estimate that a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $16.8 million, or 12%, reduction in segment pre-tax operating earnings of our international operations for the six months ended June 30, 2024, as compared to an estimated $17.6 million, or 12%, reduction for the six months ended June 30, 2023.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. We did not have currency swap agreements associated with foreign-denominated liabilities as of June 30, 2024 and December 31, 2023. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $2,283.7 million and $1,888.5 million as of June 30, 2024 and December 31, 2023, respectively.

With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our Principal International operations had currency swaps with a notional amount of $225.5 million and $217.3 million as of June 30, 2024 and December 31, 2023, respectively. Our Principal International operations also utilized currency forwards with a notional amount of $682.0 million and $711.9 million as of June 30, 2024 and December 31, 2023, respectively.

We use currency forwards to hedge currency risk associated with expected cash flows in our foreign operations. We held currency forwards with a notional of $249.7 million and $265.5 million as of June 30, 2024 and December 31, 2023, respectively.

Additionally, we use currency forwards to hedge net equity investments in our foreign operations, including certain sponsored investment funds. We held currency forwards with a notional amount of $52.7 million and $31.0 million as of June 30, 2024 and December 31, 2023, respectively.

We also use currency forwards to hedge certain foreign-denominated investments in our domestic operations. We held currency forwards with a notional amount of $56.0 million and $54.1 million as of June 30, 2024 and December 31, 2023, respectively.

Equity Risk

Equity risk is the risk we will incur economic losses due to adverse fluctuations in equity markets. As of June 30, 2024 and December 31, 2023, the fair value of our equity securities was $1,512.8 million and $1,478.1 million, respectively. We estimate a 10% decline in the prices of the equity securities would result in a decline in fair value of our equity securities of $151.3 million as of June 30, 2024, as compared to a decline in fair value of our equity securities of $147.8 million as of December 31, 2023.

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

We estimate an immediate 10% downward equity shock, followed by a 2% per quarter increase would reduce our annual segment pre-tax operating earnings by approximately 5% to 8% over the next twelve months. The selection of a 10% unfavorable equity shock should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. Our exposure will change as a result of changes in our mix of business.

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

Use of Derivatives to Manage Equity Risk. We economically hedge the universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product’s profile or selling options to offset existing exposures. We economically hedge RILA exposure using options and futures. We economically hedge the GMWB rider MRB exposure, which includes interest rate risk and equity risk, using futures, options, treasury forwards and interest rate swaps with notional amounts of $7,932.0 million and $8,600.5 million as of June 30, 2024, and December 31, 2023, respectively. The fair value of both MRBs and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

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

Our Chief Executive Officer, Daniel J. Houston, and our Chief Financial Officer, Deanna D. Strable-Soethout, have reviewed and evaluated our disclosure controls and procedures as of June 30, 2024, and have concluded our disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents the amount of our common share purchase activity for the periods indicated.

				Maximum dollar
			Total number of	value of shares
			shares purchased	that may yet be
	Total number of	Average	as part of publicly	purchased under
	shares	price paid	announced	the programs (in
Period	purchased (1)	per share	programs	millions) (2)
January 1, 2024 — January 31, 2024	706,696	$79.07	706,696	$232.0
February 1, 2024 — February 29, 2024	860,430	$79.04	740,658	$1,673.5
March 1, 2024 — March 31, 2024	1,354,115	$81.47	1,051,468	$1,587.7
April 1, 2024 — April 30, 2024	1,214,041	$81.80	1,213,500	$1,488.5
May 1, 2024 — May 31, 2024	1,406,551	$82.46	1,406,551	$1,372.5
June 1, 2024 — June 30, 2024	438,010	$79.82	435,299	$1,337.7
Total	5,979,843		5,554,172
(1)	Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.
(2)	In January 2022, our Board authorized a $1.6 billion increase to the June 2021 share repurchase program authorization, which was completed in April 2024. In February 2024, our Board authorized a share repurchase program of up to $1.5 billion of our outstanding common stock, which has no expiration date.

Item 5. Other Information

On May 14, 2024, Amy Friedrich, President, Benefits and Protection, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 23,575 shares (including stock options to the extent exercised for share purchases) of our common stock until February 14, 2025.

Item 6. Exhibits

Incorporated by reference herein
Exhibit Number	Description	Form	File Date
31.1	Certification of Daniel J. Houston
31.2	Certification of Deanna D. Strable-Soethout
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Daniel J. Houston
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Deanna D. Strable-Soethout
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2024 formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: July 31, 2024	By	/s/ Deanna D. Strable-Soethout
Deanna D. Strable-Soethout
Executive Vice President and Chief Financial Officer

Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer