Form 10-K
period 2024-12-31
PRINCIPAL FINANCIAL GROUP INC
filed 2025-02-19
CIK 1126328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of January 30, 2025, there were outstanding 225,571,329 shares of Common Stock, $0.01 par value per share of the registrant.

The aggregate market value of the shares of the registrant’s common equity held by non-affiliates of the registrant was approximately $18.2 billion based on the closing price of $78.45 per share of Common Stock on June 28, 2024.

Documents Incorporated by Reference

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, the registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 20, 2025, to be filed by the registrant with the United States Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2024.

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

PART I

Item 1. Business

Principal Financial Group, Inc. (“PFG”) is a leader in global financial services offering businesses, individuals and institutional clients a wide range of financial products and services, including retirement, asset management and workplace benefits and protection solutions through our diverse family of financial services companies. We had $1,663.9 billion in assets under administration (“AUA”), including $712.1 billion in assets under management (“AUM”) as of December 31, 2024.

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

In the fourth quarter of 2024, we implemented changes to our Principal Asset Management segment to align the global operations by business function. Prior to the fourth quarter of 2024, our Principal Asset Management segment was organized into Principal Global Investors and Principal International. The Principal Asset Management segment is now organized into Investment Management and International Pension. The change has been applied retrospectively, which did not have an impact on our consolidated financial statements.

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

Retirement and Income Solutions Segment

Our asset accumulation activities in the U.S. date back to the 1940s when we first began providing pension plan products and services. We offer a comprehensive portfolio of products and services for retirement savings along with select products for retirement income:

●	To businesses of all sizes, we offer products and services for defined contribution plans, including 401(k) and 403(b) plans; defined benefit plans; nonqualified executive benefit plans; stock services, including ESOPs and equity compensation; and pension risk transfer services;
●	To large institutional clients, we also offer investment only products, including guaranteed investment contracts (“GICs”);
●	To employees of businesses and other individuals, we offer the ability to accumulate savings and provide an income stream for retirement and other purposes through mutual funds, individual variable annuities, registered index-linked annuities (“RILAs”) and bank products; and
●	To retirement and non-retirement businesses, we offer trust and custody services.

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

As of December 31, 2024, we provided WSRS products to (a) over 43,000 defined contribution plans including $550.7 billion in assets and covering approximately 11.3 million eligible plan participants, and (b) to over 1,600 defined benefit plans, including $17.3 billion in assets and covering over 404,000 eligible plan participants. As of December 31, 2024, approximately 31% of our WSRS account values were managed by our Principal Asset Management segment, 65% were managed entirely by the third party asset managers that were not under contract to sub-advise a PFG product, 2% were sub-advised and 2% represented employer securities.

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

In addition, we have a staff of service and education specialists located across the U.S. These specialists play a key role in the ongoing servicing of plans by providing local services to our customers, such as reviewing plan performance, investment options and plan design; communicating the customers’ needs and feedback to us and helping employees understand the benefits of their plans. The following summarizes our distribution channels:

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

Products

Our individual variable deferred annuities provide customers with the flexibility to allocate their deposits to mutual funds managed by the Principal Asset Management segment or unaffiliated third party asset managers, with variable and guaranteed options. Generally speaking, the customers bear the investment risk for the variable options and have the right to allocate their assets among various separate mutual funds. The value of the annuity fluctuates in accordance with the experience of the mutual funds chosen by the customer. Customers have the option to allocate all or a portion of their account to our guaranteed option, in which case we credit interest at rates we determine, subject to contractual minimums. As of December 31, 2024, of our $8.3 billion variable annuity account balances invested in mutual funds, 90% was allocated to mutual funds managed by the Principal Asset Management segment and our guaranteed option. The remaining balance was allocated to mutual funds managed by unaffiliated third party asset managers.

Customers may elect a living benefit guarantee (commonly known in the industry as a guaranteed minimum withdrawal benefit, or “GMWB”). We bear the GMWB investment risk. Our goal is to hedge the GMWB investment risk through the use of sophisticated risk management techniques. As of December 31, 2024, $5.6 billion of the $8.3 billion of variable annuity separate account values had the GMWB rider. Our major source of revenue from individual variable annuities is mortality and expense fees we charge to the customer, generally determined as a percentage of the market value of the assets held in a separate investment sub-account. Account balances of variable annuity contracts with the GMWB rider were invested in separate account investment options as follows:

	December 31, 2024	December 31, 2023

	(in millions)
Balanced funds	$5,411.5	$6,272.4
Equity funds	125.9	140.1
Bond funds	41.1	59.0
Money market funds	17.0	12.6
Specialty funds	0.6	0.7
Total	$5,596.1	$6,484.8
Percent of total variable annuity separate account values	67%	71%

In addition, we offer RILAs, which provide policyholders with index-linked investment options and a fixed interest investment option, with different available term lengths. The index-linked investment options minimize negative index performance through floors or buffers. Customers may elect a GMWB. We bear the GMWB investment risk. Our goal is to hedge the GMWB investment risk through the use of risk management techniques.

Markets and Distribution

Our target markets for individual variable annuities and RILAs include owners, executives and employees of small and medium-sized businesses and individuals seeking to accumulate and/or eventually receive distributions of assets for retirement. We market variable annuities and RILAs to individuals for both qualified and nonqualified retirement savings.

We sell our individual variable annuity products and RILAs primarily through our affiliated financial representatives, who accounted for 70%, 85% and 87% of annuity sales for the years ended December 31, 2024, 2023 and 2022, respectively. The remaining sales were made primarily through unaffiliated broker-dealer firms.

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

Bank and Trust Services

Principal Bank is a U.S. federal savings bank that was formed in February 1998. As of December 31, 2024, Principal Bank had nearly 772,000 customers and approximately $8.8 billion in assets. Principal Bank operates under a limited purpose charter and may only accept deposits held in a fiduciary capacity and may not hold demand deposits. It also may not own commercial loans or originate loans.

Principal Custody Solutions (“PCS”) is a division of Principal Bank that provides trust and/or custodial support services to clients in a variety of market segments including corporations, endowments, foundations, health care organizations, insurance and financial institutions, public entities and government institutions.

Principal Trust Company (the trade name for Delaware Charter Guarantee & Trust) is a non-deposit trust company chartered in 1899 in the State of Delaware. As of December 31, 2024, Principal Trust Company has over 35,000 accounts and approximately $658.6 billion in assets under administration. Principal Trust Company provides trust and custodial services to certain retirement benefit plans and personal trusts.

Products

Individual retirement accounts (“IRAs”) are provided by Principal Bank, primarily funded by retirement savings rolled over from qualified retirement plans. Principal Bank offers Federal Deposit Insurance Corporation (“FDIC”) insured cash solutions for customers in the form of savings accounts, money market accounts and certificates of deposit. The deposit products provide a relatively stable source of funding and liquidity for Principal Bank and are backed by purchases of investment securities and residential mortgage loans. In addition, Principal Bank serves as a trustee and/or custodian for institutional customers within its PCS division and facilitates cash sweep services for these customers as well as cash sweep services for customers of affiliates.

Principal Trust Company provides a variety of comprehensive trust and administrative solutions for employee benefits plans and personal trusts. It also provides trustee services for some retirement plan customers of PCS.

Markets and Distribution

Principal Bank offers products and services primarily to participants rolling out of qualified retirement plans largely serviced by affiliates of PFG. Principal Bank services customers by telephone, mail and internet. Principal Bank also serves as trustee and/or custodian for the non-retirement plan clients within the PCS business line.

Principal Trust Company offers services through brokerage and financial institution relationships services primarily through affiliates of PFG and also leverages some unaffiliated partners. Principal Trust Company also acts as trustee and/or custodian for the retirement plan clients that fall into the PCS business line.

Individual Fixed Annuities

In 2021, we ceased sales of individual fixed annuity products and in 2022, we reinsured the block of business existing as of January 1, 2022. Annuitizations from existing products occurring after this date are not reinsured.

Principal Asset Management Segment

Our Principal Asset Management segment provides global investment solutions to institutional, retirement, retail and high net worth investors in the U.S. and select emerging markets.

Investment Management

Our Investment Management operations manages assets for sophisticated investors around the world using global and local investment teams that provide diverse investment capabilities including equity, fixed income, asset allocation, real estate and other alternative investments. We focus on providing services to our other segments in addition to our retail mutual fund and third party institutional clients. Our products and services are provided for a fee as defined by client mandates. Our fees are generally driven by AUM. The Investment Management teams managed $559.1 billion in assets as of December 31, 2024.

Global Investment Teams

Equity Investments. Our equity capabilities encompass large-cap stocks, mid-cap stocks, small-cap stocks and real estate investment trusts in developed and emerging markets worldwide.

Fixed Income Investments. Our experience in fixed income management spans multiple economic and credit market cycles and encompasses all major fixed income security types and sectors. Our research and risk management capabilities in worldwide debt markets provide a strong foundation for broadly diversified “multi-sector” portfolios, tailored to specific client objectives.

Asset Allocation. Asset Allocation is a specialized asset allocation investment team offering multi-asset and/or multi-manager portfolio construction services that aim to deliver reliable, risk-adjusted investment outcomes to individual investors, institutional investors and participants in employer-sponsored plans.

Real Estate and Other Alternative Investments. We offer products and services through other alternative asset classes including managing private real estate equity, commercial mortgages, bridge/mezzanine loans, direct lending, infrastructure debt and timber investments.

Global Markets and Distribution

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

Local Investment Teams

Chile. We offer voluntary savings plans, mutual funds, and asset management solutions. Products are distributed to retail and institutional clients through digital means as well as through our proprietary sales force, financial advisors, brokerage houses and alliances with financial institutions.

Mexico. We offer mutual funds and asset management services. We offer both domestic and international products, typically sold directly to institutional and retail clients.

China. We offer mutual funds and asset management services to individuals and institutions through a joint venture, CCB Principal Asset Management Co., Ltd. (“CCBPAM”). We owned 25.0% of CCBPAM as of December 31, 2024. China Construction Bank (“CCB”) is the majority partner with 65.0% ownership. China Huadian Capital Holdings owns 10.0%. CCBPAM distributes its mutual funds through CCB and third party distributors such as banks, securities brokers and e-channels.

Hong Kong Special Administrative Region. We offer mutual funds and investment management services to individuals and institutional investors. Products are distributed though our proprietary sales force and through third party intermediaries.

Southeast Asia. We offer mutual funds, asset management services and retirement solutions through our joint ventures in Malaysia, Principal Asset Management Berhad (“PAM”) and Principal Islamic Asset Management Sdn. Bhd. (“PIAM”). The partner is CIMB Group (“CIMB”), a leading ASEAN universal bank that has strong presence in the region.

PAM offers conventional and Islamic mutual funds, retirement solutions through the branches of CIMB and through its agency sales force selling to retail customers. PAM also distributes its mutual funds and retirement solutions through third party institutions including banks, security houses and digital platforms such as digital wallet and online marketplaces. PAM has subsidiaries in Singapore (Principal Asset Management (S) Pte. Ltd.), Indonesia (PT Principal Asset Management) and Thailand (Principal Asset Management Company Limited).

PIAM offers Islamic asset management services to clients across Southeast Asia and the Middle East. PIAM also offers Islamic mutual funds in Southeast Asia, the Middle East and Europe.

International Pension

Our International Pension operations offer pension accumulation, income annuities and life insurance accumulation products in Latin America and Asia. We focus on locations with growing middle classes and affluent segments, favorable demographics and increasing long-term savings, ideally with defined contribution retirement markets. We also focus on markets with relevant size where we have competitive advantages. We entered these locations through acquisitions, start-up operations and joint ventures.

Markets, Products and Distribution

Latin America

Brazil. We offer pension accumulation, income annuity and life insurance accumulation products through a co-managed joint venture Brasilprev Seguros e Previdencia S.A. (“Brasilprev”) with our partner with Banco do Brasil (“Banco”). We owned 25.0% of the economic interest and 50.0% of the voting shares as of December 31, 2024.

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

Chile. We offer mandatory employee-funded pension and voluntary savings plans through Administradora de Fondos de Pensiones Cuprum S.A. (“Cuprum”). We owned 98.0% of Cuprum as of December 31, 2024, and the rest is publicly floated. Cuprum’s products are sold through digital means and via a proprietary sales network.

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

Mexico. We offer mandatory and voluntary pension plans through Principal Afore, S.A. de C.V., Principal Grupo Financiero. We manage and administer individual retirement accounts under the mandatory privatized social security system for formal employees in Mexico. We distribute products and services through a proprietary sales force as well as independent brokers who sell directly to individuals.

Asia

China. We offer entrust, account services and investment management for individual and group retirement security products through a joint venture, CCB Pension Management Co., Ltd. (“CCBP”). We owned 17.6% of CCBP as of December 31, 2024. CCB is the majority partner with 70.0% ownership. The Social Security Fund of China owns 12.4%.

Hong Kong Special Administrative Region. We offer two types of pension saving schemes, Mandatory Provident Fund (“MPF Schemes”) and Occupational Retirement Schemes Ordinance, which we distribute through third party intermediaries such as insurance companies, independent financial advisors, brokers and employee benefit consultants. Our most significant partnership is with AXA Hong Kong with whom we have a 15-year distribution partnership through 2030. On January 16, 2025, we announced the signing of an agreement with Bank Consortium Trust Company (“BCT”) to expand our investment management capabilities and exit our sponsor and trustee (pension) roles in Hong Kong for MPF Schemes. For additional information, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 24, Subsequent Event.”

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

Products and Services

Group Dental and Vision Insurance. Our plans provide partial reimbursement for dental and vision expenses. As of December 31, 2024, we had over 123,000 group dental and vision insurance policies in force covering over 3.0 million employees. According to Life Insurance and Market Research Association (“LIMRA”), we were the 3rd largest group dental insurer in terms of number of contracts/employer groups in force in 2023. In addition to indemnity and preferred provider organization dental offered on both an employer paid and voluntary basis, we offer a prepaid dental plan in Arizona through our Employers Dental Services, Inc. subsidiary. We also offer a discount dental product nationally. Our indemnity vision and our managed care vision products are offered on both an employer paid and voluntary basis.

Group Life and Other Insurance. Our group life insurance provides coverage to employees and their dependents for a specified period. As of December 31, 2024, we had over 99,000 group policies providing nearly $186 billion of group life insurance in force covering approximately 3.1 million employee lives. According to LIMRA, in 2023, we were ranked 1st in the U.S. in terms of the number of group life insurance contracts in force. We currently sell traditional group life insurance that does not provide for accumulation of cash values on both an employer paid and voluntary basis. Our group life insurance business remains focused on the traditional, annually renewable term product. Group term life and group universal life accounted for 99% and 1%, respectively, of our total group life insurance in force as of December 31, 2024. We no longer market group universal life insurance to new employer groups. We sell PFML on a limited basis, which provides paid time off to care for specified family needs or an employee’s own serious health condition. As of December 31, 2024, we have sold PFML in three states. We plan to expand to other states in the future. We also offer voluntary critical illness insurance, which provides a lump-sum benefit to pay for additional expenses associated with common critical illnesses; voluntary accident insurance, which pays a lump sum benefit when covered injuries occur because of an accident; and hospital indemnity insurance, which provides a lump sum benefit associated with hospitalization.

Group Disability Insurance. Our group disability insurance provides benefits to insured employees who become disabled. In most instances, this benefit is in the form of a monthly or weekly income. Our group disability products include both short-term and long-term disability, offered on both an employer paid and voluntary basis. As of December 31, 2024, long-term disability represented 59% of total group disability premium, while short-term disability represented 41% of total group disability premium. We also provide disability management services, called rehabilitation services, to assist individuals in returning to work as quickly as possible following disability. We work with disability claimants to improve the approval rate of Social Security benefits, thereby reducing payment of benefits by the amount of Social Security payments received. As of December 31, 2024, we served approximately 2.2 million employee lives through over 69,000 contracts. According to LIMRA, our group short-term disability business was ranked 4th and our group long-term disability business was ranked 2nd in the U.S. as of December 31, 2023, in terms of number of contracts/employer groups in force.

Individual Disability Insurance. Individual disability insurance has been sold since the early 1950s. Our individual disability insurance products provide income protection to the insured member and/or business in the event of disability. In most instances, this benefit is in the form of a monthly income. In addition to income replacement, we offer products to pay business-related costs such as overhead expenses for a disabled business owner, buy-out costs for business owners purchasing a disabled owner’s interest in the business, expenditures for replacement of a key person and business loan payments. We also offer a product to protect retirement savings in the event of disability. As of December 31, 2024, we served approximately 219,000 individual disability policyholders. According to LIMRA, our individual disability business was ranked 4th in the U.S. in terms of premium in force in the non-cancellable segment of the market and 4th overall, as of December 31, 2023.

Fee-for-Service. We offer administration of group dental, disability and vision benefits on a fee-for-service basis.

Life Insurance

We specialize in providing solutions primarily for small to medium-sized businesses to protect against risk and loss, assist with succession planning and wealth transfer and to build and protect wealth for retirement. We also provide solutions to meet the personal needs of business owners, executives and key employees. In 2021, we narrowed our focus to the business market and ceased sales to the retail consumer market. In 2022, we reinsured our universal life with secondary guarantee (“ULSG”) block of business. Our U.S. operations administered approximately 716,000 individual life insurance policies with over $555.0 billion of individual life insurance in force as of December 31, 2024.

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

Interest Sensitive. Interest sensitive includes universal life (“UL”), variable universal life and indexed universal life insurance products; however, we no longer market universal life insurance with lifetime secondary guarantee provisions. These products offer the policyholder the option of adjusting both the premium and the death benefit amounts of the insurance contract. Universal life insurance typically includes a cash value account that accumulates at a credited interest rate based on the investment returns of the block of business. Variable universal life insurance is credited with the investment returns of the various investment options selected by the policyholder. Indexed universal life is credited with investment returns tied to an external index, subject to a contractual minimum and maximum. For the year ended December 31, 2024, interest sensitive products represented 18% of individual life insurance in force and generated 72% of individual life insurance annualized first year premium sales.

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

Traditional Life Insurance. Traditional life insurance includes term, whole and adjustable life insurance products; however, we no longer market whole and adjustable life insurance products. Term insurance products provide a guaranteed death benefit for a specified period of time in return for the payment of a fixed premium. Term life insurance products represented 80% of individual life insurance in force as of December 31, 2024, and 28% of our individual life insurance annualized first year premium sales for the year ended December 31, 2024. Whole life policies provide a guaranteed death benefit and a cash surrender value in return for payment of fixed premiums. Adjustable life insurance products provide a guaranteed benefit in return for the payment of a fixed premium while allowing the policyholder to set the coverage period, premium and face amount combination.

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

As of December 31, 2024, we had 145 sales representatives and 187 service representatives in 26 local markets. Our sales representatives accounted for 100% of our group insurance sales for the year ended December 31, 2024. The service representatives play a key role in servicing the case by providing local, responsive services to our customers and their brokers, such as renewing contracts, revising plans, solving administrative issues and communicating the customers’ needs and feedback to us.

We sell our individual life and individual disability insurance products in all 50 states and the District of Columbia, primarily targeting owners, executives and key employees of small and medium-sized businesses. Small and medium-sized business sales represented 100% of individual life sales and 71% of individual disability sales for the year ended December 31, 2024. Our life insurance sales efforts focus on the Nonqualified Deferred Compensation and the Business Solutions market. This strategy offers solutions to address business owner financial challenges such as exiting the business, business transition, retaining key employees and retirement planning. Key employees also have needs to supplement retirement income, survivor income and business protection. We believe the Business Owner Solutions segment offers growth opportunities and we will continue to develop strategies to capitalize on this expanding market.

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

Competition

Competition is based on several factors including customer segments, product types and features, external peer comparisons, go-to-market strategies, compensation structure, price, performance, capital markets, capital liquidity and financial strength ratings. We compete with many financial services companies, such as banks, mutual funds, institutional trust companies, broker-dealers, insurers, recordkeepers, asset managers and wealth managers. Some of these companies may offer a broader array of products, more competitive pricing, greater diversity of distribution sources, better brand recognition or, with respect to insurers, higher financial strength ratings. Some may have greater financial resources with which to compete or have better investment performance at various times. We distinguish ourselves from our competitors through three positional advantages:

●	our privileged customer access through small and midsized businesses, retirement ecosystem and global asset management;
●	our extensive solutions and expertise integrated within and across our business segments; and
●	our focus on attractive markets.

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

U.S. Insurance Laws and Regulations

We are subject to the insurance holding company laws in the states where our insurance companies are domiciled. Principal Life and PNLIC are domiciled in Iowa and their principal insurance regulatory authority is the Insurance Division of the Department of Commerce of the State of Iowa. Our other U.S. insurance companies are principally regulated by the insurance departments of the states in which they are domiciled. These laws require each insurance company directly or indirectly owned by the holding company to register with the insurance department in the insurance company’s state of domicile and to furnish financial and other information about the operations of the companies within the holding company system. Transactions affecting the insurers in the holding company system must be fair and at arm’s length. Most states have insurance laws that require regulatory approval of a direct or indirect change in control of an insurer or an insurer’s holding company and laws that require prior notification to state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state.

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

To enhance the regulation of insurer solvency, the National Association of Insurance Commissioners (“NAIC”) has established risk-based capital (“RBC”) standards. The standards require life insurers to report annually to state regulators regarding their RBC based upon categories of risk including the following: asset risk, insurance risk, interest rate risk and business and operational risk. As of December 31, 2024, the statutory surplus of each of our U.S. life insurance companies exceeded the minimum RBC requirements.

The following authorities regularly make inquiries and conduct examinations or investigations regarding our compliance with applicable laws and regulations:

●	state and federal insurance regulatory authorities;
●	state and federal securities regulatory authorities;
●	federal agencies, such as the DOL;
●	state law enforcement agencies and
●	state attorneys general.

Each state has insurance guaranty association laws under which insurers doing business in a state can be assessed, up to prescribed limits, to cover contractual benefit obligations of insolvent insurance companies. The guaranty associations of each state levy assessments on member insurers doing business in their states based on the proportionate share of the premiums written by such insurer in the lines of business in which the insolvent insurer is engaged. Some states permit the member insurers to recover the assessments paid through full or partial premium tax offsets.

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

Trust Regulation

Delaware Charter Guarantee & Trust Company conducting business as Principal Trust Company, a wholly owned subsidiary, is a Delaware state-chartered trust company regulated by the State of Delaware Office of the State Bank Commissioner. Principal Trust Company is subject to Delaware banking and trust law.

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

Regulation of International Businesses

Our international businesses are supervised by regulatory authorities in the jurisdictions in which they operate, including regulation and supervision by insurance, securities, tax and privacy regulatory authorities. The purpose of these regulations aligns with the purpose and intent of U.S. regulations and is primarily focused on consumer protection and prudency of the overall financial system.

Risk Management

Like all financial services companies, we are exposed to a wide variety of financial, operational and other risks, as described in Item 1A. “Risk Factors.” Our enterprise risk management approach enables us to have the right people, culture, tools, knowledge, information, processes and controls in place to effectively identify, measure, monitor, communicate and manage risks within established limits and tolerances helping us:

●	Identify and successfully manage risks that present profitable growth opportunities and avoid those that don’t.
●	Balance the sometimes-competing demands of various constituencies; meet our customer obligations, satisfy regulatory requirements and optimize shareholder returns relative to the risks we take.

We utilize an integrated risk management framework to help us identify, analyze and mitigate internal and external risks. The framework delivers important perspective used in strategic and tactical decision making and is adaptable to changes in our businesses and the external environments in which we operate. We are committed to continuous improvement and ongoing validation.

Our governance structure includes Board of Directors (“Board”) oversight, internal risk committees, an enterprise risk management function and dedicated risk professionals with expertise representing each business area. The Board and its committees, which include Audit Committee, Finance Committee, Human Resources Committee and Nominating and Governance Committee, provide oversight no less frequently than quarterly, addressing relevant aspects of our risk profile.

Our internal risk committees meet regularly to facilitate the management of issues and review the risk profile of their responsibilities. Each business area and functional area has its own committee responsible for oversight of the material risks within the area. We also have internal committees that provide oversight around certain types of risks across the organization. This matrix approach helps maintain comprehensive risk coverage and preserve an integrated view of risks. The Enterprise Risk Management Committee, comprised of members from the Executive Management Group (“EMG”), exercises enterprise-wide oversight for the most significant risk profiles.

Business areas and functional areas have primary responsibility for identifying, assessing, monitoring, reporting and managing their own risks. Our enterprise risk management staff (independent of the business areas) work closely with the dedicated risk professionals aligned to the business areas and functional areas to provide objective oversight, framework enablement and aggregated risk analysis. This results in a model where risk management can be closer to actual risks while also facilitating effective oversight and consolidation at the enterprise level.

Internal Audit provides independent, risk-based objective assurance and advice designed to add value and improve our operations. It helps us accomplish our objectives by bringing a systematic, disciplined approach to evaluate and improve the effectiveness of risk management, internal control and governance processes; and by promoting continuous improvement. The Chief Internal Auditor reports functionally to the Board Audit Committee and administratively to our Chief Risk Officer.

Risk appetites, tolerances and limits have been established from an enterprise-wide and business area perspective for specific risk categories, where appropriate. We monitor a variety of risk metrics on an ongoing basis and take appropriate steps to manage our established risk appetites and tolerances. Quarterly risk reporting provides a feedback loop between business areas, functional areas, our internal risk committees and the enterprise risk management function. This reporting also includes perspectives on emerging risk. To the extent potentially significant business activities or operational initiatives are considered, analysis of the possible impact on our risk profile takes place. This analysis includes, but is not limited to, the capital implications; the impact on near term and long-term earnings; the ability to meet our targets with respect to return on equity, liquidity, debt/capital, cash coverage, business risk and operational risk; and the impact to our reputation.

Human Capital

As of December 31, 2024, we employed approximately 19,700 people across the globe, including approximately 12,000 employees who work in the U.S. and 7,700 employees who work outside the U.S. Our employees work from many locations across multiple businesses and are united through a common purpose: to help more people and businesses around the world gain greater access to financial security. We begin by listening to our customers to understand their needs, goals and barriers. From there, we leverage our global expertise to provide personalized insights, financial tools and resources to create opportunities for more people to save, invest and protect their financial futures. Our purpose provides a foundation for attracting, retaining and developing a workforce motivated by quality employment and purposeful work.

In 2024, our commitment to enabling high performing teams remained strong. We continued to attract, retain and develop the talent needed to deliver our enterprise strategy. Our talent initiatives focus on fostering a caring community, enabling a tailored approach to life and work, providing meaningful work and granting access to boundless opportunity across the enterprise. Grounded in a clear and compelling employee value proposition, we are confident in our ability to build inclusive teams with the global talent necessary to succeed.

We invest in employee development in several ways, including experiential learning, growth assignments, relationships with colleagues, formal programming and just-in-time resources. We have an enterprise learning platform that allows us to curate learning content aligned with enterprise priorities to ensure employees have the skills necessary to contribute to our success now and into the future. These investments also ensure our employees can develop the skills most critical to their current and future career aspirations. We continue to pilot new programs to create the space for employees to learn new skills and navigate their career. Additional targeted development opportunities exist for leaders and employees identified as high potential talent.

We know an inclusive culture makes us stronger, and we remain committed to providing a work environment where every employee feels welcomed, is respected and has an opportunity to thrive. We are committed to providing our leaders across the globe with regular training, with the goal of establishing more productive connections between teams and enabling thoughtful decision-making. As of December 31, 2024, we had eight employee resource groups (“ERGs”), comprised of employees motivated to listen, reflect and provide cultural insights. Our ERGs, which are open to all employees, play an integral role in providing insights into our products, services, workplace and community. In 2024, our global mentoring program continued, enabling colleagues from around the world to build relationships, support and educate each other. In addition, at our Global Inclusion Summit, senior executives and employees hosted sessions on a variety of inclusion-related topics.

In 2024, we measured in multiple ways the progress of our efforts to attract and retain employees with a variety of lived experiences and perspectives. We also surveyed employees about their sense of belonging and reported the results through our Global People Inclusion Index. On an annual basis we partner with an external consultant to conduct a global pay equity study; we believe the results of this study place us in a best-in-class category as compared to financial services industry peers.

We continuously strive to evolve our human capital policies and processes. To better understand and improve upon talent trends, we use an enterprise people scorecard, where we report employee data and insights on retention, learning, hiring, engagement and productivity. In 2024 we provided company-wide exit surveys to departing employees and their leaders, enabling us to better understand turnover trends and rationales. Leaders conducted proactive employee stay conversations and quarterly performance check-ins. In addition, we actively monitored our Engagement Index, which is a clear indicator of employee engagement across the organization. These tools allowed us to gather insights and create actions to manage turnover, including tailored development opportunities and compensation increases for roles in high demand. Our customer focus, commitment to ethical practices, continuous learning opportunities and inclusive environment drive a strong culture where employees can thrive.

The following table provides retention data for our employee workforce as of December 31, 2024.

	Global	U.S.
Average tenure, continuous years of service (1)	8.8	11.2

Annual turnover rate	17.4%	11.0%
(1)	Continuous years of service represents the number of years employed by us as of December 31, 2024.

Our competitive total rewards offerings are critical components of our employee value proposition. The programs for the broader employee population include our employee stock purchase plan and our annual incentive program. For select roles, we offer a long-term incentive plan, which is a stock-based compensation plan. Critical talent and high performing employees are eligible to receive stock awards under our discretionary stock program. Retirement programming for U.S. employees includes eligibility for our 401(k) plan, with a robust company match. Additionally, employees outside our asset management business are eligible to participate in a cash balance defined benefit plan. Outside the U.S., retirement programming varies by country and commonly exceeds statutory requirements. We also offer employees a comprehensive suite of health and welfare benefits, designed to offer support through all stages of their career and life. We put special emphasis on employee wellbeing by offering a wide range of programming aimed at improving overall health, including a state-of-the-art wellness center at our global headquarters in Des Moines, Iowa, and gym reimbursement at other locations.

In addition to providing competitive total rewards, we provide our global workforce with a myriad of opportunities to support their communities and the causes important to them. We encourage in-person and virtual volunteerism through our volunteer time off policy. As an example of this, at the Community Learning Center housed at our global headquarters, employees have ready access to a variety of volunteer opportunities, including the ability to mentor students, provide professional development coaching and teach future ready job skills such as coding. A generous Dollars for Doers program provides employees a microgrant credit based on volunteer hours they record in our Corporate Social Responsibility platform, enabling employees to contribute earned credits to any nonprofit they choose. We also offer a giving program through which Principal® Foundation provides a 50% match on employee monetary contributions, with the match going directly to the organization to which the employee has donated.

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

General risks

These risks are of a general nature and include the risk of catastrophic event; the risk of global climate change; the risk of technological and societal changes; reputational risk; intellectual property risk; risks associated with attracting, developing and retaining qualified employees; the risk of interruptions in information technology, infrastructure or other systems; loss of or disruption in key vendor relationships and risks associated with our enterprise risk management framework. General risks can result in reductions in business volumes, reductions in revenues, additional operating expenses, reductions or volatility in net income, or adverse effects on our results of operations and financial condition.

Risk Factors Discussion

In the discussion below, when providing details related to our investment portfolio, we have excluded discussion of investments held as part of coinsurance with funds withheld reinsurance agreements. We believe the details of the composition of our investment portfolio excluding the funds withheld are most relevant to an understanding of our risks that are pertinent to investors because all funds withheld assets support obligations and liabilities relating to the reinsurance agreements.

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

For further discussion on equity risk management, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — Equity Risk.”

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, investor and consumer confidence, foreign currency exchange rates, inflation levels and our ability to manage inflation risk effectively all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment, negative investor sentiment and lower consumer spending, the demand for our financial and insurance products may be adversely affected. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. In addition, reductions in employment levels of our existing employer customers may result in a reduction in membership levels and premium income for our specialty benefits products. Participants within the retirement plans for which we provide administrative services may elect to reduce or stop their payroll deferrals to these plans, which would reduce AUM, AUA and revenues. In addition, reductions in employment levels may result in a decline in employee deposits into retirement plans. Adverse changes in the economy could affect net income negatively and could have a material adverse effect on our business, results of operations and financial condition.

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

We are subject to the risk that the issuers of the fixed maturities we own will default on principal and interest payments. As of December 31, 2024, our U.S. investment operations held $53.0 billion of fixed maturities, or 66% of total U.S. invested assets, of which approximately 5% were below investment grade, and $164.8 million, or 0.31% of our total fixed maturities, were classified as either “problem,” “potential problem” or “restructured.” See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — Fixed Maturities.”

As of December 31, 2024, the international investment operations of our fully consolidated subsidiaries held $2.5 billion of fixed maturities, or 41%, of total international invested assets, of which 8% are government bonds. Some non-government bonds have been rated on the basis of the issuer’s country credit rating. However, the ratings relationship between national ratings and global ratings is not linear with the U.S. The starting point for national ratings differs by country, which makes the assessment of credit quality more difficult. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — International Investment Operations.”

An increased rate of delinquency and defaults on our commercial mortgage loans, including balloon maturities with and without amortizing payments, may adversely affect our profitability.

Our commercial mortgage loan portfolio faces both delinquency and default risk. Commercial mortgage loans of $14.7 billion represented 17% of our total invested assets as of December 31, 2024. As of December 31, 2024, there were no loans in the process of foreclosure in our commercial mortgage loan portfolio. The performance of our commercial mortgage loan investments, however, may fluctuate in the future. An increase in the delinquency rate of, and defaults under, our commercial mortgage loan portfolio could harm our financial strength and decrease our profitability.

As of December 31, 2024, approximately $12.3 billion, or 85%, of our U.S. investment operations commercial mortgage loans before valuation allowance had balloon payment maturities. A balloon maturity is a loan with all or a meaningful portion of the loan amount due at the maturity of the loan. The default rate on commercial mortgage loans with balloon payment maturities has historically been higher than commercial mortgage loans with a fully amortizing loan structure. Since a significant portion of the principal is repaid at maturity, the amount of loss on a default is generally greater than fully amortizing commercial mortgage loans.

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

We hold certain investments that may be less liquid than our publicly traded fixed maturities, such as privately placed fixed maturities, mortgage loans and real estate investments. These asset classes represented approximately 40% of the value of our total invested assets as of December 31, 2024.

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

Commercial mortgage lending in the state of California accounted for 24%, or $3.4 billion, of our U.S. investment operations commercial mortgage loan portfolio before valuation allowance as of December 31, 2024. Due to this concentration of commercial mortgage loans in California, we are exposed to potential losses resulting from the risk of an economic downturn in California as well as to catastrophes, including but not limited to earthquakes, fires, drought, extreme heat, flooding, and tsunamis, that may affect the region. Like other lenders, property insurance is required for all borrowers on which we make commercial mortgage loans. Insurance coverage typically includes real property, business interruption, terrorism, wind, hail, fire, named storm, flood and others as applicable. Earthquake insurance is required for those California assets with a high-risk scenario expected loss percentage as determined by an engineering report we obtain for each property. Maintaining appropriate insurance coverage is a requirement by us as the lender and is monitored appropriately. If economic conditions in California deteriorate or catastrophes occur, we may in the future experience delinquencies or defaults on the portion of our commercial mortgage loan portfolio located in California, which may harm our financial strength and reduce our profitability. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — U.S. Investment Operations — Mortgage Loans.”

Gross unrealized losses may be realized or result in future credit losses, resulting in a reduction in our net income.

Fixed maturities that are classified as available-for-sale (“AFS”) are reported on the consolidated statements of financial position at fair value. Unrealized gains or losses on AFS securities, excluding those in fair value hedging relationships, are recognized as a component of accumulated other comprehensive income (“AOCI”) and are, therefore, excluded from net income. Our U.S. investment operations had gross unrealized losses on fixed maturities of $4,246.2 million pre-tax as of December 31, 2024, and the component of gross unrealized losses for securities in a continuous unrealized loss position for over twelve months and for which an allowance for credit loss has not been recorded was $4,081.7 million pre-tax. The accumulated change in fair value of the AFS securities is recognized in net income when the gain or loss is realized upon the sale of the asset or in the event that the decline in fair value requires an allowance for credit loss. Realized losses or credit losses may have a material adverse impact on our net income in a particular quarterly or annual period.

Fluctuations in foreign currency exchange rates could adversely impact our profitability and financial condition.

We are exposed to foreign currency risk in our international operations as we sell products denominated in various local currencies and generally invest the associated assets in local currencies. For diversification purposes, assets backing the products may be partially invested in non-local currencies. In our U.S. operations, we also issue foreign currency-denominated funding agreements to nonqualified investors in the institutional market or invest in foreign currency-denominated investments. The associated foreign currency exchange risk in each instance is hedged or managed to specific risk tolerances. Although our investment and hedging strategies limit the effect of currency exchange rate fluctuation on operating results, weakening of foreign currencies against the U.S. dollar would adversely affect the translation of the results of our international operations into our consolidated financial statements. For further discussion on foreign currency exchange risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

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

Inherent in the provision for income taxes are estimates regarding the deductibility of certain items, the timing of income and expense recognition and the current or future realization of operating losses, capital losses and certain tax credits. In the event these estimates differ from our prior estimates due to the receipt of new information, we may be required to significantly change the provision for income taxes recorded in the consolidated financial statements. Any such change could significantly affect the amounts reported in the consolidated financial statements in the year these estimates change. Future enacted changes in applicable tax rates as well as the tax base could lead to adverse effects in the consolidated financial statements within the year of enactment. A significant decline in value of assets incorporated into our tax planning strategies could lead to an increase of our valuation allowance on deferred tax assets having an adverse effect on current and future results.

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

Our businesses are subject to comprehensive regulation and supervision throughout the U.S. and in the international markets in which we operate. We are also impacted by federal legislation and administrative policies in areas such as securities laws, employee benefit plan regulations, financial services regulations, U.S. federal taxation and international taxation. Changes in laws or regulations or the interpretation thereof could significantly increase our compliance costs and reduce our profitability. Failure to comply with applicable regulations may expose us to significant penalties, the suspension or revocation of licenses to conduct business and reputational damage. Certain Executive orders could affect our business, operations, regional footprint, risk management strategies and investments and increase our costs of compliance.

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

The NAIC implemented a principle-based reserving (“PBR”) approach to valuation of life insurance and variable annuities. Regulators plan to implement a new economic scenario generator for use in PBR models as early as 2026. In addition, PBR for non-variable annuities may be implemented as early as 2026. The ultimate financial impact of these changes is uncertain, but they could result in more volatile and less predictable reserve and capital levels for these products.

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

We collect, process, store, share, disclose and use personal information from and about our customers, employees and plan participants as well as our website, mobile and application users. Any actual or perceived failure by us or our service providers to comply with our privacy policies, privacy-related obligations to customers, employees or third parties, data disclosure consent obligations and data protection obligations may result in governmental enforcement actions, litigation or public statements critical of us. Such actual or perceived failures could also cause our customers, suppliers and employees to lose trust in us, which may have an adverse effect on our business. See the risk factor entitled “Loss of or disruption in key vendor relationships and services or failure of a vendor to protect information of our customers or employees could adversely affect our business or result in losses” for further discussion of third party impacts.

Restrictions on data collection and use may limit opportunities to gain business insights useful to running our business and offering innovative products and services.

We are subject to numerous federal, state, and international regulations regarding the privacy and security of personal information. These laws vary widely by jurisdiction. The laws and regulations that affect our business include, but are not limited to, the EU GDPR, U.S. federal, state, and local data protection laws such as the New York Department of Financial Services Part 500 cybersecurity requirements for financial services companies, the California Consumer Privacy Act and California Privacy Rights Act, China’s Cybersecurity Law, and the China Personal Information Protection Law. Ongoing global developments in artificial intelligence (“AI”) regulations, such as the EU AI Act, Colorado AI Act, and other AI-related legislation will continue to increase and require attention and investments, Regulations such as these, which are designed to protect privacy and prevent misuse of personal information, are complex and change frequently. The public, consumer and privacy advocates, legislatures and regulators are increasingly concerned about the collection, use, sharing and cross-border transfer of personal data, especially personal information that may be deemed sensitive, such as U.S. Social Security Numbers, other federal identifiers (non-U.S.), financial information, behavioral data, biometric data and health data. Additional legislative or regulatory action in the United States and globally could further regulate our collection, use, sharing and other processing of personal data. Changes in existing cybersecurity and privacy regulations or the enactment of new regulations may increase our compliance costs and failure to comply with these regulations may lead to reputational damage, fines or civil damages and increased regulatory scrutiny and oversight.

Our financial results may be adversely impacted by environmental, social and governance requirements.

Our financial and operational results could be impacted by emerging risk and changes to the regulatory landscape in areas like ESG requirements. While we closely monitor and respond to topics like social, environmental and demographic changes that include longer lifespans, income and wealth inequalities, environmental challenges and opportunities to expand global access to the financial system across all segments of the population, updated and changing regulatory and societal environment requirements could impact financial and operational results.

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

We are an insurance holding company whose assets include all the outstanding shares of the common stock of Principal Life and other subsidiaries. Our ability to pay dividends to our stockholders, make share repurchases and meet our obligations, including paying operating expenses and any debt service, depends upon the receipt of dividends or other distributions from Principal Life. Iowa insurance laws impose limitations on the ability of Principal Life to pay dividends or make other distributions to its parent. Any inability of Principal Life to pay dividends or make other distributions in the future may cause us to be unable to pay dividends to our stockholders and meet our other obligations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of regulatory restrictions on Principal Life’s ability to pay dividends or make other distributions.

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

We are regularly involved in litigation, both as a defendant and as a plaintiff, but primarily as a defendant. Litigation naming us as a defendant ordinarily arises out of our business operations as a provider of asset management and accumulation products and services, life insurance and specialty benefits products and services and our investment activities. We are, from time to time, also involved in various governmental, regulatory and administrative proceedings and inquiries.

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

We compete with many financial services companies, many of which may have advantages over us in one or more of the competitive factors described in Item 1. “Business — Competition.”

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

Our international businesses face political, legal, operational and other risks differentiated from those currently faced in our operations in the U.S. We face the risk of discriminatory regulation, nationalization or expropriation of assets, price controls and exchange controls or other restrictions that prevent us from transferring funds from these operations out of the locations in which they operate or converting local currencies we hold into U.S. dollars or other currencies. Our international businesses could also be negatively impacted by rising geopolitical tension, competing legal requirements and increased strategic competition between the U.S. and other countries, such as China. In addition, our international businesses face the risk of political instability and social unrest, which heightens our risks as those may lead to disruptions to those businesses and to local financial markets and commerce and reduced economic activity in the countries in which we operate. Some of our international businesses are, and are likely to continue to be, in emerging or potentially volatile markets. For example, recent judicial and regulatory reforms in Mexico may create uncertainty for investors regarding the rule of law. The Chilean government is taking its first steps to reform the country’s pension system, which includes a proposed increase in contributions and modification of pension fund administration. The impact on the overall competitive environment for private pension fund managers is still to be determined. In addition, we rely on local staff, including local sales forces, in those locations where there is a risk and we may encounter labor problems with local staff, especially in locations where workers’ associations and trade unions are strong.

Laws in some countries may require more stringent data security such as requiring the processing and storage of their citizens’ personal information to remain in-country. This may result in higher compliance and technology expenses, as well as the suboptimization of business processes.

We face risks arising from fraudulent activities.

Our policyholders may submit fraudulent requests for claim payments. This can result in higher claims expense and higher operational expenses associated with preventing and detecting fraudulent claim requests and other fraudulent activities. Our retirement product participants and individual product owners may themselves be the target of theft by fraudulent means by threat actors. This can result in financial risks in circumstances where we make our customers and participants whole if the theft occurred by a defeat of our fraud prevention and detection processes. Finally, successful thefts can also result in reputational and regulatory risks if we fail to adopt reasonable processes and systems needed to safeguard our customers’ assets.

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

We cede life, annuity, disability, medical and long-term care insurance to other insurance companies through reinsurance. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Reinsurance.” The collectability of reinsurance recoverables is largely dependent on the solvency of the individual insurers. We remain liable to the policyholder, even if the reinsurer defaults on its obligations with respect to the ceded business. In addition, a reinsurer’s insolvency may cause us to lose our reserve credits on the ceded business, in which case we would be required to establish additional reserves.

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

We face risks in administering coinsurance with funds withheld reinsurance agreements.

We have coinsurance with funds withheld reinsurance agreements with Talcott Life & Annuity Re, Ltd., a limited liability company organized under the laws of the Cayman Islands and an affiliate of Talcott Resolution Life, Inc., a subsidiary of Sixth Street, pursuant to which we ceded our in-force U.S. retail fixed annuity and ULSG blocks of business. We face a number of ongoing risks, including managing the relationships under the reinsurance agreements, managing a smaller portfolio of general account assets and managing relationships with our distribution channels. These risks may prevent us from realizing the expected benefits from the reinsurance agreements and could result in the recapture of the ceded business upon the occurrence and continuation of certain events and higher costs related to managing the reinsured blocks of business.

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

Technological advances, innovation in the financial services industry and societal changes may impact our business model and competitive position. These changes, led by rapidly evolving AI capabilities, may lead to significant changes in the marketing, distribution, underwriting and pricing of financial services products. In addition, technological and societal changes may lead to changes in customers’ preferences as to how they want to interact with us and the types of products they want to buy. We may need to change our distribution channels, our customer service model or our product offerings to accommodate evolving customer preferences. Implementing these changes may require significant expenditures. To the extent our competitors are more successful than us at adapting to technological changes and evolving customer preferences, our competitive position and profitability may be adversely impacted.

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

Our continued success is dependent upon our ability to earn and maintain the trust and confidence of customers, distributors, advisors, employees and other stakeholders. Damage to our reputation may arise from a variety of sources including, but not limited to, litigation or regulatory actions, compliance failures, employee misconduct, conduct of third parties working on our behalf, cybersecurity incidents or other fraudulent activities, unfavorable press coverage and unfavorable comments on social media. Adverse developments within our industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny and increased operating costs. Any damage to our reputation could adversely affect our ability to attract and retain customers, distributors and employees, potentially leading to a reduction in our revenues and profitability.

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

If we are unable to attract, develop and retain qualified employees and sales representatives and develop new distribution sources, our results of operations, financial condition, strategic growth commitments and sales of our products may be adversely impacted.

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

We rely on external infrastructure, proprietary information technology and third party systems and services to conduct business, including customer service, marketing and sales activities, customer relationship management, producing financial statements and technology/data centers. In addition, we store and process confidential and proprietary business information on both company-owned and third party and/or vendor managed systems, including cloud service providers. We increasingly rely on the internet to conduct business and may be adversely impacted by outages in critical infrastructure such as electric grids, undersea cables, satellites or other communications used by us or our third parties.

Financial services companies are regularly targeted by cyber criminals, and face various cybersecurity risks, resulting in unauthorized access, theft of funds, extortion, disruption or degradation of service or other damage. These attacks may take a variety of forms, including web application attacks, denial of service attacks, ransomware, malware, and social engineering, including phishing. We may also be adversely impacted by successful cyberattacks of partners, vendors and others in our supply chain with whom we conduct business or share information. Information security incidents may also occur due to the failure to control access to, and use of, sensitive systems or information by our workforce. The tactics and techniques used by cyber criminals to obtain unauthorized access, or otherwise impact our business negatively change frequently, and we, and our supply chain partners, may be unable to anticipate their schemes to implement preventative measures. The failure of our controls (such as policies, procedures, monitoring, software testing, incident response and backup plans) designed to prevent, or limit the effect of, failure, inadvertent use or abuse could result in disruptions, reputational damage, legal liability, regulatory actions, remediation costs and competitive disadvantage.

Loss of or disruption in key vendor relationships and services or failure of a vendor to protect information of our customers or employees could adversely affect our business or result in losses.

We increasingly rely on services and products provided by many vendors in the United States and abroad. These include, for example, vendors of computer hardware and software and vendors of services. In the event that one or more of our vendors suffers a bankruptcy or otherwise becomes unable to continue to provide products or services or fails to protect personal information of our customers or employees, we may suffer operational impairments, reputational damage and financial losses.

Our enterprise risk management framework may not be fully effective in identifying or mitigating all the risks to which we are exposed.

We utilize an integrated risk management framework, which is designed to manage material risks within established thresholds. Nonetheless, our policies and procedures may not be fully effective in identifying or mitigating every risk to which we are exposed. Many of our methods for managing and mitigating risk rely on models and assumptions that are based, in part, on observed historical data. As a result, these methods, models or assumptions may not accurately predict future exposures, which may be significantly greater than our historical measures indicate. We may be exposed to unanticipated risks as a result of changes in market conditions, new products or new business strategies, catastrophes or other unforeseen circumstances. If our risk management framework proves ineffective, we may suffer unexpected losses, which may adversely affect our results of operations and financial condition.

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

Management holds relevant expertise in assessing and managing cybersecurity threats. Numerous members of management and employees across the information security and risk functions hold nationally recognized designations and certifications, including the Certified Information Systems Security Professional designation, Global Information Assurance Certifications and Amazon Web Services Cloud Certifications. We also provide role-based security training to workers with assigned information security-related roles and responsibilities. This includes topics on social engineering tactics and other general threats posed for system compromise and data loss. The initiatives and processes discussed further below also contribute to the expertise and experience of management.

The framework for our overall process for managing risk encompasses the management of risks posed by cybersecurity threats. Management’s role, responsibilities and processes for identifying, assessing, monitoring, reporting and managing risks, which includes cybersecurity risks, is discussed further in Item 1. “Business — Risk Management.” As a general matter, we take a proactive approach to assessing and monitoring cybersecurity-specific risks that is oriented around monitoring emerging external threats, ensuring controls are in place to identify and manage risk within our technology environment and creating a culture of vigilance across the organization.

We test for and resolve vulnerabilities within our systems and applications by using network and infrastructure vulnerability testing and adversary emulation, also known as red teaming and hire a third party to do the same at least once a year. We maintain a vulnerability disclosure program to enhance discovery and remediation of external-facing vulnerabilities. We also undergo a third party maturity assessment of our information security program every two years and a third party enterprise penetration test annually. We leverage external resources to help define information security and technology standards for our environment.

Our cybersecurity controls are monitored and refined based on learnings from regular red team engagements and analysis by third party threat hunters. All cyber defense operations are supported through a dedicated cybersecurity threat intelligence function. We collaborate with information security peers across the industry to augment threat intelligence. Our threat intelligence program helps create awareness and understanding of potential cybersecurity threats and adversaries.

We proactively assess potential risks presented by new services or systems integrated with our network or data and ensure appropriate controls are applied under such circumstances. We have proactive security controls built into our software development life cycle that help engineers identify and resolve security issues at every stage of software development. Our identity verification processes, which include multi-factor authentication and other identity verification technologies, provide further protection for clients and customers. We perform due diligence and monitor third party relationships to assess the suitability of their cybersecurity controls and protocols based on risk profile for the business operations or services for which they are engaged.

Our awareness and training program is designed to create a risk-aware culture to ensure employees understand cybersecurity threats and are accountable for completing required training. We have trained our employees to recognize and resist phishing attempts with our simulated phishing program. At least quarterly, our employees are presented with simulated phishing scenarios that deliver hands-on experience and on-the-spot education opportunities. All engineers and employees holding equivalent roles who are involved in software development also receive mandated secure software development training.

We have an enterprise incident management plan that provides a framework for preparing for, managing and responding to cybersecurity incidents that may arise. The plan ensures stakeholders across the organization are identified who have the appropriate experience, training and expertise in incident management and that the organization is well positioned to address incidents. For example, we carry out cybersecurity incident response exercises to develop widespread familiarity and experience in responding to cybersecurity incidents.

No risks from any known cybersecurity incidents have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. For further discussion related to how cybersecurity risks may impact our performance in the future, see Item 1A. “Risk Factors.”

Item 2. Properties

As of December 31, 2024, we owned properties at our world headquarters complex in Des Moines, Iowa, and leased space for various offices located throughout the U.S. and internationally. We believe that our owned and leased properties are suitable and adequate for our current business operations.

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

Vivek Agrawal, 57, has been Executive Vice President and Chief Growth Officer of the Company and Principal Life since March 2023. Prior to joining the Company and Principal Life, he was a senior partner at McKinsey & Company, where he led consulting practices in both the United States and Asia and contributed to the growth of top-tier asset management, retirement, wealth management and insurance organizations.

Kamal Bhatia, 53, has been the President and Chief Executive Officer of Principal Asset Management of the Company and Principal Life since February 10, 2024 and President and Chief Executive Officer of Principal Funds since August 2019. Prior to his current position, he was the Global Head of Investments for Principal Asset Management from 2023 to February 2024 and Chief Operating Officer of Principal Asset Management from 2020 to 2023. Previously, he held leadership roles at OC Private Capital, OppenheimerFunds, TIAA, Mellon Asset Management and Citigroup.

Thomas Cheong, 56, has been Executive Vice President of the Company since January 2021 and President, Principal Asia of the Company since March 2019. Thomas is from Singapore and is located in our Hong Kong office. Prior to his current position, he was Senior Vice President of the Company from 2019 to 2020 and served as Vice President, Head of North Asia of the Company from 2015 to 2019. Previously, he held several leadership roles in various Asia markets at Manulife Financial Corporation and Prudential UK.

Amy Friedrich, 54, has been President of Benefits and Protection since May 2017. Prior to her current position, she was Senior Vice President of the Specialty Benefits division of U.S. Insurance Solutions from 2015 to 2017 and Vice President of Specialty Benefits from 2008 to 2015.

Daniel Houston, 63, was a director of the Company and Principal Life and Chief Executive Officer of the Company and Principal Life from August 2015 until his retirement effective January 7, 2025. Prior to holding these positions, he held the same positions except was Chief Operating Officer (and not Chief Executive Officer) from 2014 to 2015 and was President of the Company and Principal Life from 2014 to August 2024. Previously, he served as President, Retirement, Insurance and Financial Services of the Company and Principal Life from 2010 to 2014 and held several leadership roles in Retirement and Income Solutions of the Company and Principal Life. He currently serves as Executive Chairman of the Company and Principal Life.

Kathleen Kay, 62, has been Executive Vice President of the Company and Principal Life since March 2022 and Chief Information Officer of the Company and Principal Life since May 2020. Prior to her current position, she was Senior Vice President of the Company and Principal Life from 2020 to 2022. Previously, she was Senior Vice President and Chief Information Officer of Pacific Gas & Electric Company from 2015 to 2020, Enterprise Chief Technology Officer at SunTrust from 2012 to 2015 and held leadership roles at Comerica Bank and OnStar of General Motors.

Natalie Lamarque, 48, has been Executive Vice President and General Counsel of the Company and Principal Life since July 2022 and Secretary of the Company and Principal Life since October 2022. Prior to her current position, she was with New York Life Insurance Company in various roles, including General Counsel from 2020 to 2022 and Deputy General Counsel from 2019 to 2020, both while a Senior Vice President; Vice President in Corporate Compliance from 2016 to 2019; and Associate General Counsel from 2014 to 2016. Previously, she served as an Assistant U.S. Attorney in the Criminal Division of the U.S. Attorney’s Office of the Southern District of New York and worked as an attorney at Debevoise & Plimpton LLP.

Christopher Littlefield, 58, has been President, Retirement and Income Solutions since March 2022. Prior to his current position, he was Executive Vice President and General Counsel of the Company and Principal Life from 2020 to 2022 and Secretary of the Company and Principal Life from 2020 to 2022. Previously, he served as President and Chief Executive Officer of Fidelity & Guaranty Life Insurance Holdings from 2014 to 2018 and held several leadership roles at Aviva USA Corporation and AmerUS Group Co.

Kenneth McCullum, 60, has been Executive Vice President and Chief Risk Officer of the Company and Principal Life since April 2023. Prior to his current position, he was Senior Vice President and Chief Risk Officer from 2020 to 2023 and Vice President and Chief Actuary from 2015 to 2020. Previously, he served as Executive Vice President responsible for business development and in force management at Delaware Life Insurance Company from 2013 to 2015 and held several leadership roles at Sun Life Financial and the Hartford.

Joel Pitz, 52, has been the Interim Chief Financial Officer of the Company and Principal Life since August 20, 2024. Prior to his current position, he was Senior Vice President and Controller of the Company and Principal Life from 2021 to August 2024. Previously, he served as Vice President and Chief Financial Officer of Principal International from May 2016 to August 2021.

Deanna Strable-Soethout, 56, served as President and Chief Operating Officer of the Company and Principal Life from August 20, 2024 to January 7, 2025, at which time she assumed the role of President and Chief Executive Officer of the Company and Principal Life. Prior to her current position, she was Executive Vice President and Chief Financial Officer of the Company and Principal Life from February 2017 to August 2024. Previously, she was Executive Vice President of the Company and Principal Life from 2016 to 2017, President, U.S. Insurance Solutions of the Company and Principal Life from 2015 to 2017 and Senior Vice President of the Company and Principal Life from 2006 to 2015.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the New York Stock Exchange under the symbol “PFG” on October 23, 2001. Prior to such date, there was no established public trading market for our common stock. Effective December 15, 2017, we changed our listing to the Nasdaq Global Select Market and continue trading under the symbol “PFG”. On January 30, 2025, there were 201,942 stockholders of record of our common stock.

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

The following table presents the amount of our share purchase activity for the periods indicated:

			Total number	Maximum dollar
			of shares	value of shares
			purchased as	that may yet be
	Total number	Average	part of publicly	purchased under
	of shares	price paid	announced	the programs
Period	purchased (1)	per share	programs	(in millions) (2)
January 1, 2024 - January 31, 2024	706,696	$79.07	706,696	$232.0
February 1, 2024 - February 29, 2024	860,430	$79.04	740,658	$1,673.5
March 1, 2024 - March 31, 2024	1,354,115	$81.47	1,051,468	$1,587.7
April 1, 2024 - April 30, 2024	1,214,041	$81.80	1,213,500	$1,488.5
May 1, 2024 - May 31, 2024	1,406,551	$82.46	1,406,551	$1,372.5
June 1, 2024 - June 30, 2024	438,010	$79.82	435,299	$1,337.7
July 1, 2024 - July 31, 2024	1,167,924	$82.63	1,162,868	$1,241.6
August 1, 2024 - August 31, 2024	1,932,449	$76.58	1,931,932	$1,093.7
September 1, 2024 - September 30, 2024	80,351	$91.51	74,621	$1,086.8
October 1, 2024 - October 31, 2024	1,587,784	$86.87	1,587,553	$948.9
November 1, 2024 - November 30, 2024	1,158,412	$84.37	1,157,569	$851.2
December 1, 2024 - December 31, 2024	761,873	$85.39	761,496	$786.2
Total	12,668,636		12,230,211
(1)	Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.
(2)	In January 2022, our Board authorized a $1.6 billion increase to the June 2021 share repurchase program authorization, which was completed in April 2024. In February 2024, our Board authorized a share repurchase program of up to $1.5 billion of our outstanding common stock, which has no expiration date. In February 2025, our Board authorized a share repurchase program of up to $1.5 billion of our outstanding common stock, which has no expiration date, and is in addition to the $786.2 million that remained available under existing share repurchase authorizations as of December 31, 2024.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of December 31, 2024, compared with December 31, 2023, our consolidated results of operations for the years ended December 31, 2024 and 2023, and, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our audited consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-K.

For information and analysis relating to our financial condition and consolidated results of operations as of and for the year ended December 31, 2022, as well as for the year ended December 31, 2023 compared with the year ended December 31, 2022, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

In the fourth quarter of 2024, we implemented changes to our Principal Asset Management segment to align the global operations by business function. Prior to the fourth quarter of 2024, our Principal Asset Management segment was organized into Principal Global Investors and Principal International. The Principal Asset Management segment is now organized into Investment Management and International Pension. The change has been applied retrospectively, which did not have an impact on our consolidated financial statements.

Economic Factors and Trends

Positive market performance led to an increase in account values in our Retirement and Income Solutions segment in 2024. Since account values are the base by which this business generates revenues, market performance volatility may impact our revenues in future quarters.

Positive market performance led to an increase in AUM in our Principal Asset Management segment in 2024, which was partially offset by foreign currency headwinds. Since AUM is the base by which this business generates revenues, market performance and fluctuations in foreign currency exchange rates may impact our revenues in future quarters. Also included in revenues are borrower fees, transaction fees and performance fees, which can fluctuate between years.

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

The fair values of our public fixed maturities are primarily based on market prices from third party pricing vendors. We have regular interactions with these vendors to ensure we understand their pricing methodologies and to confirm they are utilizing observable market information. In addition, 16% of our invested asset portfolio as of December 31, 2024, was invested in privately placed fixed maturities with no readily available market quotes to determine the fair market value. The majority of these assets are valued using a matrix pricing valuation approach that utilizes observable market inputs. In the matrix approach, securities are grouped into pricing categories that vary by sector, rating and average life. Each pricing category is assigned a risk spread based on observable public market data. The expected cash flows of the security are then discounted back at the current Treasury curve plus the appropriate risk spread. Although the matrix valuation approach provides a fair valuation of each pricing category, the valuation of an individual security within each pricing category may be impacted by company specific factors. This excludes privately placed securities subject to Rule 144A of the Securities Act of 1933 that are primarily based on market prices from third party pricing vendors, similar to public fixed maturities.

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. In addition, there may be certain securities managed by external managers where we obtain the valuation from the external manager when we are unable to obtain prices from third party pricing vendors or other sources. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of December 31, 2024, approximately 3% of our total fixed maturities were Level 3 securities valued using internal pricing models. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 18, Fair Value Measurements” for further discussion.

The $227.0 million increase in net unrealized losses from U.S. investment operations for the year ended December 31, 2024, can primarily be attributed to an increase in interest rates, which was partially offset by a tightening of credit spreads. For additional information about interest rate risk see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

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

A number of significant risks and uncertainties are inherent in the process of monitoring credit losses and determining the allowance for credit loss. These risks and uncertainties include: (1) the risk that our assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer; (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; (3) the risk that our investment professionals are making decisions based on fraudulent or misstated information in the financial statements provided by issuers and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to not sell the security prior to recovery of its amortized cost. Any of these situations could result in a charge to net income in a future period. As of December 31, 2024, we had $46,367.3 million in AFS fixed maturities with gross unrealized losses totaling $6,475.2 million. Included in the gross unrealized losses are losses attributable to both movements in market interest rates as well as movement in credit spreads.

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

Derivatives

We use derivatives primarily to hedge or reduce exposure to market risks. The fair values of exchange-traded derivatives are determined through quoted market prices. Exchange-traded derivatives include futures that are settled daily, which reduces their fair value in the consolidated statements of financial position. The fair values of privately negotiated contracts, which are usually referred to as over-the-counter (“OTC”) derivatives, that are cleared through centralized clearinghouses are determined through market prices published by the clearinghouses. Variation margin associated with OTC cleared derivatives is settled daily, which reduces their fair value in the consolidated statements of financial position. The fair values of non-cleared OTC derivatives are determined using either pricing valuation models that utilize market observable inputs or broker quotes. On an absolute fair value basis as of December 31, 2024, the majority of our OTC derivative assets and liabilities were valued using pricing valuation models using market observable data with approximately 3% using broker quotes. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 18, Fair Value Measurements” for further discussion. The fair values of our derivative instruments can be impacted by changes in interest rates, foreign exchange rates, credit spreads, equity indices and volatility, as well as other contributing factors. For additional information see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

We also issue certain annuity, universal life and other contracts that include embedded derivatives that have been bifurcated from the host contract. They are valued using a combination of historical data and actuarial judgment. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 18, Fair Value Measurements” for further discussion. We include our assumption for own nonperformance risk in the valuation of these embedded derivatives. As our credit spreads widen or tighten, the fair value of the embedded derivative liabilities decrease or increase, leading to an increase or decrease in net income. If the current market credit spreads reflecting our own creditworthiness move to zero (tighten), the reduction to net income would be approximately $35.1 million, net of income taxes, based on December 31, 2024, reported amounts. In addition, the policyholder behavior assumptions used in the valuation of embedded derivatives include risk margins, which increase the fair value of the embedded derivative liabilities.

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

MRBs are valued using a combination of historical data and actuarial judgment. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Market Risk Benefits and Note 18, Fair Value Measurements” for further discussion. We include our assumption for own nonperformance risk in the valuation of these MRBs, which is based on the current market credit spreads for debt-like instruments we have issued and are available in the market. As our credit spreads widen or tighten, the fair value of MRB assets increase or decrease and the fair value of MRB liabilities decrease or increase, leading to an increase or decrease in OCI, respectively. If the current market credit spreads reflecting our own creditworthiness move to zero (tighten), the reduction to OCI would be approximately $42.0 million, net of income taxes, based on December 31, 2024, reported amounts. In addition, the policyholder behavior assumptions used in the valuation of MRBs include risk margins, which decrease the fair value of MRB assets and increase the fair value of MRB liabilities.

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

Sensitivities. In connection with our annual impairment testing process, we performed a sensitivity analysis for goodwill impairment with respect to each of our reporting units and determined that a hypothetical 10% decline in the fair value would not result in an impairment of goodwill for any reporting unit. We cannot predict certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $1,549.7 million and $1,389.9 million, respectively, as of December 31, 2024. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, interest rate movements, declines in the equity markets, the legal environment in which the businesses operate or a material negative change in our relationships with significant customers.

Insurance Reserves

Reserves are liabilities representing estimates of the amounts that will come due, at some point in the future, to or on behalf of our policyholders. U.S. GAAP, allowing for some degree of managerial judgment, provides guidance for establishing reserves.

Future policy benefits and claims include reserves for individual traditional life insurance, disability insurance and individual and group annuities that provide periodic income payments. These reserves are computed using assumptions of mortality, interest, morbidity and lapse. These assumptions are based on our experience, industry results, emerging trends and future expectations.

For long-duration insurance contracts, reserves for individual and group annuities are generally equal to the present value of expected future policy benefit payments, while the reserves for non-participating term life insurance and individual disability income contracts is generally equal to the present value of expected future policy benefits less the present value of expected net premiums. Issue-year cohorts are used for the reserve calculation and assumptions are periodically reviewed and updated. Separate cohorts are used for the calculation of ceded reserves. An interest accretion rate is determined for an identified cohort and remains unchanged after the issue year. Reserves are remeasured as of each reporting date to reflect the current upper-medium grade fixed income instruments yields, with the impact reported in OCI. If the current upper-medium grade yields decrease 100 basis points, the reduction in OCI would be approximately $2.2 billion, net of income taxes, based on December 31, 2024, reported amounts.

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

Future policy benefits and claims also include reserves for incurred but unreported disability claims. We recognize claims costs in the period the service was provided to our policyholders. However, claims costs incurred in a particular period are not known with certainty until after we receive, process and pay the claims. We determine the amount of this liability using actuarial methods based on historical claim payment patterns as well as emerging cost trends, where applicable, to determine our estimate of claim liabilities. We also look back to assess how our prior periods’ estimates developed. To the extent appropriate, changes in such development are recorded as a change to current period claim expense. Historically, the amount of the claim reserve adjustment made in subsequent reporting periods for prior period estimates have been within a reasonable range given our normal claim fluctuations.

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

Benefit Plans

The reported expense and liability associated with pension plans requires the use of assumptions. Numerous assumptions are made regarding the discount rate, expected long-term rate of return on plan assets, turnover, expected compensation increases, retirement rates and mortality. The discount rate and the expected return on plan assets have the most significant impact on the level of expense.

The assumed discount rate is determined by projecting future benefit payments inherent in the Projected Benefit Obligation and discounting those cash flows using a spot yield curve for high quality corporate bonds. Our assumed discount rate was 5.50% for our pension plans as of December 31, 2024. Typically, a 0.25% decrease in the discount rate would increase the pension benefits Projected Benefit Obligation by approximately $84.8 million and increase the Net Periodic Pension Cost (“NPPC”) by approximately $6.1 million. Typically, a 0.25% increase in the discount rate would result in a decrease in the benefit obligation and expense at a level generally commensurate with those noted above.

The assumed long-term rate of return on plan assets is set at the long-term rate expected to be earned based on the long-term investment policy of the plans and the various classes of the invested funds. Historical and future expected returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall long-term rate for each asset class was developed by combining a long-term inflation component, the real risk-free rate of return and the associated risk premium. A weighted average rate was developed based on long-term returns for each asset class, the plan’s target asset allocation policy and the tax structure of the trusts. For the 2024 NPPC, a 6.10% weighted average long-term rate of return was used. For the 2025 NPPC, a 6.40% weighted average long-term rate of return assumption will be used. Typically, a 0.25% decrease in the assumed long-term rate of return would increase the NPPC by approximately $6.7 million. Typically, a 0.25% increase in this rate would result in a decrease to expense at the same levels. The assumed return on plan assets is based on the fair market value of plan assets as of December 31, 2024.

The compensation increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy, including inflation.

For pension costs, actuarial gains and losses are amortized using a straight-line amortization method over the average remaining service period of plan participants, which is approximately 10 years. The qualified pension plan does not utilize the allowable corridor, while the nonqualified pension plans utilize the 10% corridor. Prior service costs are amortized on a weighted average basis over approximately 4 years for pension costs. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Employee and Agent Benefits” for further discussion.

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

Deferred income taxes (including federal, state and foreign withholding) have not been provided on approximately $1,276.3 million of accumulated but undistributed earnings from operations of foreign subsidiaries as of December 31, 2024. We do not record deferred income taxes on foreign earnings not expected to be distributed to the U.S. We apply an exception to the general rule, which under U.S. GAAP otherwise requires the recording of deferred income taxes on the anticipated repatriation of foreign earnings as recognized for financial reporting purposes. The exception permits us to not record a deferred income tax liability on foreign earnings we expect to be indefinitely reinvested in our foreign operations. The related deferred income taxes will be recorded in the period it becomes apparent we can no longer positively assert some or all the undistributed earnings will remain invested into the foreseeable future.

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

See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Income Taxes” for further discussion.

Recent Event

Principal Mandatory Provident Funds

On January 16, 2025, we announced the signing of an agreement with BCT to expand our investment management capabilities and exit our sponsor and trustee (pension) roles in Hong Kong for MPF Schemes. BCT will be assuming the role as sponsor and trustee for the Principal MPF Schemes. The transaction is expected to close during the first quarter of 2026, subject to regulatory approval, and will be reported within the Principal Asset Management segment. We expect to record a one-time charge of approximately $140.0 million in the first quarter of 2025 primarily attributable to the write-down of certain intangible assets and deferred contract cost assets, which will reduce pre-tax net income. For segment reporting purposes, the charge will be reported as exited business and net realized capital loss from exiting our roles as MPF Scheme sponsor and trustee. As such, it will have no impact on segment pre-tax operating earnings.

Transactions Affecting Comparability of Results of Operations

Yearly Renewable Term Reinsurance Transactions

During 2024, we terminated, executed and amended certain YRT reinsurance agreements with unaffiliated reinsurance companies for insurance risks associated with universal life insurance in the Benefits and Protection segment, primarily related to ULSG (“YRT Reinsurance Transactions”).

Other

Actuarial Assumption Updates. We periodically review and update actuarial assumptions that are inputs to the models for the liability for future policy benefits for traditional limited-payment long-duration contracts and other actuarial balances. Assumption updates, model refinements and other updates made resulted in a change in cash flow assumptions that decreased consolidated net income attributable to Principal Financial Group, Inc. by $78.0 million and $9.7 million for the years ended December 31, 2024 and 2023, respectively.

The following table presents the increase (decrease) to pre-tax operating earnings for each segment.

	For the year ended December 31,
	2024	2023

	(in millions)
Retirement and Income Solutions	$(16.7)	$53.4
Principal Asset Management	21.1	—
Benefits and Protection	(76.7)	9.8

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items. The most significant impact occurs within our Principal Asset Management segment where pre-tax operating earnings were negatively impacted $25.2 million for the year ended December 31, 2024, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. This impact was calculated by comparing (a) the difference between current year results and prior year results to (b) the difference between current year results and prior year results translated using current year exchange rates for both periods. We use this approach to calculate the impact of exchange rates on all revenue and expense line items. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

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

Results of Operations

The following table presents summary consolidated financial information for the years indicated:

	For the year ended December 31,
			Increase
	2024	2023	(decrease)

	(in millions)
Revenues:
Premiums and other considerations	$6,850.2	$6,470.9	$379.3
Fees and other revenues	4,320.5	4,095.9	224.6
Net investment income	4,449.2	4,091.9	357.3
Net realized capital losses	(27.3)	(72.2)	44.9
Net realized capital gains on funds withheld assets	87.7	165.0	(77.3)
Change in fair value of funds withheld embedded derivative	447.4	(1,085.7)	1,533.1
Total revenues	16,127.7	13,665.8	2,461.9
Expenses:
Benefits, claims and settlement expenses	8,072.6	7,788.2	284.4
Liability for future policy benefits remeasurement (gain) loss	671.4	(51.6)	723.0
Market risk benefit remeasurement loss	30.3	29.1	1.2
Dividends to policyholders	99.9	89.2	10.7
Operating expenses	5,363.9	5,072.1	291.8
Total expenses	14,238.1	12,927.0	1,311.1
Income before income taxes	1,889.6	738.8	1,150.8
Income taxes	291.7	68.7	223.0
Net income	1,597.9	670.1	927.8
Net income attributable to noncontrolling interest	26.9	46.9	(20.0)
Net income attributable to Principal Financial Group, Inc.	$1,571.0	$623.2	$947.8

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Net Income Attributable to Principal Financial Group, Inc.

Net income attributable to Principal Financial Group, Inc. increased primarily due to a $1,211.2 million after-tax favorable change in fair value of the funds withheld embedded derivative. This increase was partially offset by a $170.4 million unfavorable one-time impact of the YRT Reinsurance Transactions in 2024.

Total Revenues

Premiums and other considerations increased $201.9 million for the Retirement and Income Solutions segment primarily due to higher sales of single premium group annuities with life contingencies. The single premium group annuity product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore premiums tend to vary from period to period. Premiums and other considerations increased $168.4 million for the Benefits and Protection segment primarily due to growth in the Specialty Benefits business.

Fees and other revenues increased $109.6 million for the Retirement and Income Solutions segment primarily due to an increase in fee revenue stemming from an increase in average monthly account values, which largely resulted from more favorable financial markets. Fees and other revenues increased for the Principal Asset Management segment due to $92.7 million higher management fee revenue as a result of increased average AUM managed by our Investment Management operations, which was partially offset by $24.2 million lower performance fee revenue for our Investment Management operations primarily in our real estate business.

For net investment income and net realized capital losses variance information, see “Investments — Investment Results” under the captions “Net Investment Income” and “Net Realized Capital Gains (Losses),” respectively.

Net realized capital gains on funds withheld assets decreased due to lower net gains on sales of funds withheld assets as a result of lower sales in 2024 resulting from less portfolio re-positioning by an external reinsurer.

The change in fair value of the funds withheld embedded derivative resulted in a gain in 2024 due primarily to an increase in interest rates as compared to a loss in 2023 due primarily to a tightening of credit spreads.

Total Expenses

Benefits, claims and settlement expenses increased $530.0 million for the Retirement and Income Solutions segment primarily due to an increase in reserves, stemming from higher sales of single premium group annuities with life contingencies. Benefits, claims and settlement expenses increased $122.0 million for the Benefits and Protection segment due to growth in the Specialty Benefits business. This increase was partially offset by a $345.4 million decrease for the Benefits and Protection segment due to a favorable one-time impact of the YRT Reinsurance Transactions in 2024.

The liability for future policy benefits remeasurement (gain) loss change was primarily due to the unfavorable effect of changes in cash flow assumptions related to a $544.5 million one-time impact of the YRT Reinsurance Transactions in 2024 and a $131.6 million impact driven by actuarial assumption updates and model refinements.

Operating expenses increased primarily due to a $148.4 million increase in compensation costs, an $85.9 million increase in nondeferrable commission expense and an $81.4 million increase in amounts credited to employee accounts in a nonqualified defined contribution pension plan.

Income Taxes

The effective income tax rate increased to 15% for the year ended December 31, 2024 from 9% for the year ended December 31, 2023, primarily due to an increase in pre-tax income with no proportionate change in permanent tax differences. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 14, Income Taxes” under the caption, “Effective Income Tax Rate” for further discussion.

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

The following table presents the Retirement and Income Solutions segment net revenue for the years indicated:

	For the year ended December 31,
			Increase
	2024	2023	(decrease)
Net revenue (in millions)	$2,800.9	$2,690.3	$110.6
Average monthly account values (in billions)	$547.3	$476.5	$70.8

Retirement and Income Solutions Segment Summary Financial Data

The following table presents certain summary financial data relating to the Retirement and Income Solutions segment for the years indicated:

	For the year ended December 31,
			Increase
	2024	2023	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$3,136.9	$2,935.0	$201.9
Fees and other revenues	1,790.4	1,675.0	115.4
Net investment income	3,048.8	2,640.2	408.6
Total operating revenues	7,976.1	7,250.2	725.9
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	5,147.9	4,624.2	523.7
Liability for future policy benefits remeasurement gain	(4.9)	(68.0)	63.1
Market risk benefit remeasurement loss	32.2	3.7	28.5
Operating expenses	1,745.2	1,638.9	106.3
Total expenses	6,920.4	6,198.8	721.6

Pre-tax operating losses attributable to noncontrolling interest	(0.5)	—	(0.5)
Pre-tax operating earnings	$1,056.2	$1,051.4	$4.8

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Pre-Tax Operating Earnings

Pre-tax operating earnings slightly increased due to an increase in net revenue, which was offset by an increase in operating expenses as described below.

Net Revenue

Net revenue increased primarily due to a $115.4 million increase in fee revenue stemming from an increase in average monthly account values, which largely resulted from more favorable financial markets, and a $62.1 million increase in variable investment income. These increases were partially offset by a $70.1 million impact associated with actuarial assumption updates and model refinements, which was unfavorable in 2024 compared to favorable in 2023.

Operating Expenses

Operating expenses increased $91.6 million primarily resulting from growth and investments in the business.

Principal Asset Management Segment

AUM

AUM forms the basis for generating our management fee revenues. However, in Chile, the Cuprum business operates differently, as most fees are collected with each deposit made by mandatory retirement customers, based on a capped salary level rather than asset levels. AUM growth is primarily driven by two factors: market performance and net cash flow. Market performance encompasses the returns from equity, fixed income, real estate and other alternative investments, while net cash flow reflects client deposits and withdrawals. Revenue growth increasingly depends on the fee levels associated with these deposits and withdrawals, which can vary significantly depending on the business or product mix. Additionally, our non-U.S. results are influenced by fluctuations in foreign currency exchange rates relative to the U.S. dollar. The AUM of our foreign subsidiaries is converted to U.S. dollars at the end of the reporting period using spot exchange rates, while revenue and expenses are translated using average exchange rates for the reporting period.

The following table presents the AUM rollforward for assets managed by Principal Asset Management for the periods indicated.

	For the year ended December 31,
	2024	2023

	(in billions)
AUM, beginning of period	$668.3	$610.5
Net cash flow	(5.9)	(8.8)
Market performance	53.4	60.1
Other (1)	(3.5)	(0.7)
Operations disposed (2)	(1.0)	(0.2)
Effect of exchange rates	(27.9)	7.4
AUM, end of period	$683.4	$668.3

(1)Includes a $(1.3) billion from a capped-fee arrangement in 2024. This redemption has no impact on future fee revenues.

(2)2024 includes the divestment of Origin Asset Management.

Principal Asset Management Segment Summary Financial Data

The following table presents certain summary financial data relating to the Principal Asset Management segment for the periods indicated:

	For the year ended December 31,
			Increase
	2024	2023	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$28.7	$29.0	$(0.3)
Fees and other revenues	2,076.0	2,018.9	57.1
Net investment income	685.7	734.4	(48.7)
Total operating revenues	2,790.4	2,782.3	8.1
Expenses:
Benefits, claims and settlement expenses	362.2	422.9	(60.7)
Liability for future policy benefits remeasurement loss	1.0	0.9	0.1
Operating expenses	1,551.6	1,534.2	17.4
Total expenses	1,914.8	1,958.0	(43.2)

Pre‑tax operating earnings attributable to noncontrolling interest	14.4	6.6	7.8
Pre‑tax operating earnings	$861.2	$817.7	$43.5

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Pre-Tax Operating Earnings

Pre-tax operating earnings increased in our Investment Management operations primarily due to $92.7 million higher management fee revenue as a result of increased average AUM. This was partially offset by $24.2 million lower performance fee revenue primarily in our real estate business, a $17.0 million increase in variable compensation expense, a $10.9 million increase in variable AUM expenses and a $5.8 million increase in non-variable staff costs. Pre-tax operating earnings increased in our International Pension operations primarily due to $33.2 million of increased earnings from our equity method investments in Brazil primarily as a result of our actuarial assumption review and other updates and $7.4 million of favorable relative market performance on our required regulatory investments. These improvements were partially offset by $25.7 million of foreign currency headwinds.

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

The following table presents the Benefits and Protection segment premium and fees for the years indicated:

	For the year ended December 31,
			Increase
	2024	2023	(decrease)

	(in millions)
Premium and fees:
Specialty Benefits	$3,257.2	$3,055.0	$202.2
Life Insurance	927.5	922.2	5.3

The following table presents certain summary financial data relating to the Benefits and Protection segment for the years indicated:

	For the year ended December 31,
			Increase
	2024	2023	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$3,714.9	$3,534.1	$180.8
Fees and other revenues	469.0	441.3	27.7
Net investment income	605.1	575.9	29.2
Total operating revenues	4,789.0	4,551.3	237.7
Expenses:
Benefits, claims and settlement expenses	2,638.4	2,576.3	62.1
Dividends to policyholders	99.7	89.0	10.7
Liability for future policy benefits remeasurement loss	154.5	16.0	138.5
Operating expenses	1,433.2	1,332.4	100.8
Total expenses	4,325.8	4,013.7	312.1

Pre‑tax operating earnings	$463.2	$537.6	$(74.4)

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Pre-Tax Operating Earnings

Pre-tax operating earnings in our Specialty Benefits business increased $28.2 million due to growth in the business, partially offset by $10.9 million due to unfavorable actuarial assumptions and model refinements in 2024 compared to favorable in 2023. Pre-tax operating earnings in our Life Insurance business decreased $68.4 million due to more unfavorable actuarial assumption updates, model refinements and other updates in 2024 compared to 2023 and $11.0 million due to an increase in the policyholder dividend obligation.

Operating Revenues

Premiums and fees increased due to growth in the Specialty Benefits business.

Net investment income in our Specialty Benefits business increased $13.4 million due to growth in invested assets and $3.8 million due to higher yields on invested assets. Net investment income in our Life Insurance business increased $10.4 million due to higher yields on invested assets.

Total Expenses

Benefits, claims and settlement expenses in our Specialty Benefits business increased $122.0 million due to growth in the business, offset by $8.7 million due to more favorable actuarial assumption updates and model refinements in 2024 compared to 2023. Benefits, claims and settlement expenses in our Life Insurance business decreased $65.0 million due to the one-time impacts of the YRT Reinsurance Transactions in 2024, offset by $12.1 million due to growth in business and $4.0 million due to unfavorable actuarial assumption updates, model refinements and other updates in 2024 compared to favorable in 2023.

Dividends to policyholders in our Life Insurance business increased primarily due to an increase in the policyholder dividend obligation.

Liability for future policy benefits remeasurement loss in our Specialty Benefits business increased $18.5 million due to unfavorable actuarial assumption updates and model refinements in 2024 compared to favorable in 2023. Liability for future policy benefits remeasurement loss in our Life Insurance business increased $55.9 million due to more unfavorable actuarial assumption updates, model refinements and other updates in 2024 compared to 2023 and $44.8 million due to the one-time impacts of the YRT Reinsurance Transactions in 2024.

Operating expenses in our Specialty Benefits business increased $62.4 million due to growth in the business. Operating expenses in our Life Insurance business increased $11.7 million due to higher net commissions and $6.8 million due to growth in the business.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the years indicated:

	For the year ended December 31,
			Increase
	2024	2023	(decrease)

	(in millions)
Operating revenues:
Total operating revenues	$76.8	$76.4	$0.4
Expenses:
Total expenses	448.0	453.6	(5.6)

Pre‑tax operating earnings attributable to noncontrolling interest	4.4	19.6	(15.2)
Pre-tax operating losses	$(375.6)	$(396.8)	$21.2

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Pre-Tax Operating Losses

Pre-tax operating losses decreased primarily due to stranded costs associated with exited business in 2023 with no corresponding activity in 2024.

Liquidity and Capital Resources

Liquidity and capital resources represent the overall strength of a company and its ability to generate strong cash flows, borrow funds at a competitive rate and raise new capital to meet operating and growth needs. We are monitoring our liquidity closely and feel confident in our ability to meet all long-term obligations to customers, policyholders and debt holders. Our sources of strength include our laddered long-term debt maturities with the next maturity occurring in May 2025, access to revolving credit facility and contingent funding arrangements, a strong risk-based capital position and our available cash and liquid assets. Our legal entity structure has an impact on our ability to meet cash flow needs as an organization. Following is a simplified organizational structure.

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

We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised at inopportune times. For example, as of December 31, 2024, approximately $14.9 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain surrender charges and other provisions limiting early surrenders.

The following table summarizes the withdrawal characteristics of our domestic general account investment contracts as of December 31, 2024.

	Contractholder funds,
	net of reinsurance	Percentage
	(in millions)
Not subject to discretionary withdrawal	$15,852.4	54.9%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	6,742.0	23.3
Market value adjustments	6,314.9	21.8
Subject to discretionary withdrawal without adjustments	0.8	—
Total domestic investment contracts	$28,910.1	100.0%

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

We had the following short-term credit financing structures available with various financial institutions as of December 31, 2024:

	Financing			Amount
Obligor/Applicant	structure	Maturity	Capacity	outstanding (4)

			(in millions)
Principal Life (1)	Credit facility	October 2027	$800.0	$—
Principal Compañía de Seguros de Vida Chile S.A. (2)	Unsecured lines of credit		77.0	31.1
Principal International de Chile S.A. (2)	Unsecured lines of credit		21.8	2.6
Principal Credit Real Estate Income Trust (3)	Secured subscription facility		126.0	119.0
Total			$1,024.8	$152.7
(1)	The credit facility is supported by sixteen banks.
(2)	The unsecured lines of credit can be used for repurchase agreements or other borrowings. Each line has a maturity of less than one year.
(3)	The secured subscription facility provides for revolving loans, up to a maximum aggregate availability of $150.0 million, which are secured by outstanding capital commitments of Principal Life and an unaffiliated insurance company.
(4)	The amount outstanding is reported in short-term debt on the consolidated statements of financial position.

The revolving credit facility is committed and available for general corporate purposes. The credit facility also provides 100% back-stop support for our commercial paper program, of which we had no outstanding balances as of December 31, 2024 and December 31, 2023. Most of the banks supporting the credit facility have other relationships with us. Due to the financial strength and the strong relationships we have with these providers, we are comfortable we have very low risk the financial institutions would be unable or unwilling to fund this facility.

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

Dividends or other distributions from Principal Life, our primary subsidiary, are limited by Iowa law. Under Iowa law, Principal Life may pay dividends or make other distributions only from the earned surplus arising from its business and must receive the prior approval of the Commissioner of Insurance of the State of Iowa (the “Commissioner”) to pay stockholder dividends or make any other distribution if such distribution would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limitations. Extraordinary dividends include those made, together with dividends and other distributions, within the preceding twelve months that exceed the greater of (i) 10% of statutory policyholder surplus as of the previous year-end excluding admitted disallowed interest maintenance reserve or (ii) the statutory net gain from operations from the previous calendar year, not to exceed earned surplus. Based on statutory results for the year ended December 31, 2024, the ordinary stockholder dividend limitation for Principal Life is approximately $1,313.1 million in 2025. However, because the dividend test is based on dividends previously paid over rolling twelve month periods, if paid before a specified date during 2025, some or all of such dividends may be extraordinary and require regulatory approval.

Total stockholder dividends paid by Principal Life to its parent in 2024 were $1,010.0 million, all of which was extraordinary and approved by the Commissioner. As of December 31, 2024, we had $1,941.5 million of cash and liquid assets held in our holding companies and other subsidiaries, which is available for corporate purposes. Corporate balances held in foreign holding companies meet the indefinite reinvestment exception.

In 2023, total stockholder dividends paid by Principal Life to its parent were $1,200.0 million, all of which was extraordinary and approved by the Commissioner.

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

Net cash provided by operating activities was $4,602.9 million and $3,792.4 million for the years ended December 31, 2024 and 2023, respectively. Our insurance business typically generates positive cash flows from operating activities, as premiums collected from our insurance products and investment income received exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The increase in cash provided by operating activities in 2024 compared to 2023 was primarily due to fluctuations in receivables and payables associated with the timing of settlements, and due to a one-time impact of the YRT Reinsurance Transactions in 2024.

Net cash used in investing activities was $5,399.0 million and $1,346.9 million for the years ended December 31, 2024 and 2023, respectively. The increase in cash used in investing activities was due to higher net purchases of available-for-sale securities in 2024 as compared to 2023.

Net cash provided by financing activities was $300.3 million for the year ended December 31, 2024, compared to net cash used in financing activities of $2,585.8 million for the year ended December 31, 2023. The increase in cash provided by financing activities was due to net investment contract deposits in 2024 as compared to net investment contract withdrawals in 2023 and an increase in banking operation deposits in 2024 as compared to a decrease in 2023. These were partially offset by higher acquisitions of treasury stock in 2024 as compared to 2023.

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

	December 31, 2024	December 31, 2023

	(in millions)
Summary Statements of Financial Position Information:
Total investments	$640.6	$471.7
Cash and cash equivalents	357.3	603.6
Goodwill	618.5	618.5
Other intangibles	391.2	419.3
Other assets	313.3	344.4
Due from non-obligor subsidiaries	42.8	59.5
Total assets	2,367.3	2,529.0
Long-term debt	3,930.6	3,927.9
Other liabilities	351.2	406.3
Due to non-obligor subsidiaries	732.2	821.6
Total liabilities	5,135.8	5,266.6

	For the year ended	For the year ended
	December 31, 2024	December 31, 2023

	(in millions)
Summary Statements of Operations Information:
Total revenues	$130.6	$61.8
Total expenses	497.1	509.6
Net loss	(300.6)	(414.9)

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

Stockholders’ Equity. Proceeds from the issuance of our common stock were $67.7 million and $57.8 million in 2024 and 2023, respectively.

The following table summarizes our return of capital to common stockholders.

	For the year ended December 31,
	2024	2023

	($ in millions)
Dividends to stockholders	$658.4	$625.5
Repurchase of common stock (1)	1,042.4	748.8
Total cash returned to common stockholders	$1,700.8	$1,374.3
Number of shares repurchased (1)	12,668,636	9,581,329

(1)Includes common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.

In February 2024, our Board authorized a share repurchase program of up to $1.5 billion of our outstanding common stock, which has no expiration date. In February 2025, our Board authorized a share repurchase program of up to $1.5 billion of our outstanding common stock, which has no expiration date. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” for information about our share repurchase authorizations. For additional stockholders’ equity information, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 17, Stockholders’ Equity.”

Capitalization

The following table summarizes our capital structure:

	December 31, 2024	December 31, 2023

	($ in millions)
Debt:
Short-term debt	$152.7	$61.1
Long-term debt	3,955.3	3,930.9
Total debt	4,108.0	3,992.0

Total stockholders’ equity attributable to PFG	11,086.4	10,916.0
Total capitalization	$15,194.4	$14,908.0
Debt to equity	37%	37%
Debt to capitalization	27%	27%

Pension and OPEB Plan Funding

We have defined benefit pension plans covering substantially all of our U.S. employees and certain agents. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11, Employee and Agent Benefits” for a complete discussion of these plans and their effect on the consolidated financial statements.

We report the net funded status of our pension and OPEB plans in the consolidated statements of financial position. The net funded status represents the difference between the fair value of plan assets and the projected benefit obligation for pension and OPEB plans. The measurement of the net funded status can vary based upon the fluctuations in the fair value of the plan assets and the actuarial assumptions used for the plans as discussed below. The net underfunded status of the pension and OPEB obligation was $391.8 million pre-tax and $449.9 million pre-tax as of December 31, 2024 and 2023, respectively. Nonqualified pension plan assets are not included as part of the funding status mentioned above. The nonqualified pension plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The assets held in a Rabbi trust are available to satisfy the claims of general creditors only in the event of bankruptcy. Therefore, these assets are fully consolidated in our consolidated statements of financial position and are not reflected in our funded status as they do not qualify as plan assets under U.S. GAAP. The market value of assets held in these trusts was $348.8 million and $342.2 million as of December 31, 2024 and 2023, respectively.

Our funding policy for the qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contributions required under ERISA and, generally, not greater than the maximum amount that can be deducted for U.S. federal income tax purposes. We do not anticipate contributions will be needed in 2025 to satisfy the minimum funding requirements of ERISA for our qualified pension plan. We are unable to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2025 up to $70.0 million. This includes funding for both our qualified and nonqualified pension plans. We may contribute to our other postretirement benefit plans in 2025 pending future analysis.

Contractual Obligations and Contractual Commitments

We have contractual obligations identified within Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements; Note 9, Contractholder Funds, Note 10, Future Policy Benefits and Claims, Note 12, Reinsurance, Note 13, Debt and Note 16, Contingencies, Guarantees, Indemnifications and Leases.” As of December 31, 2024, we had no unique material cash requirements from known contractual and other obligations.

We have made commitments to fund certain limited partnerships and other funds. As of December 31, 2024, the amount of unfunded commitments was $1,882.1 million. We are only required to fund additional equity under these commitments when called upon to do so by the partnership or fund; therefore, these commitments are not liabilities on our consolidated statements of financial position.

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

Guarantees and Indemnifications. As of December 31, 2024, no significant changes to guarantees and indemnifications have occurred since December 31, 2023. For guarantee and indemnification information, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 16, Contingencies, Guarantees, Indemnifications and Leases” under the caption, “Guarantees and Indemnifications.”

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

As of December 31, 2024, 47% of our net assets (liabilities) were Level 1, 50% were Level 2 and 3% were Level 3. Excluding separate account assets as of December 31, 2024, 4% of our net assets (liabilities) were Level 1, 87% were Level 2 and 9% were Level 3.

As of December 31, 2023, 46% of our net assets (liabilities) were Level 1, 51% were Level 2 and 3% were Level 3. Excluding separate account assets as of December 31, 2023, 3% of our net assets (liabilities) were Level 1, 88% were Level 2 and 9% were Level 3.

Changes in Level 3 Fair Value Measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2024, were $8,046.3 million as compared to $7,447.8 million as of December 31, 2023. The increase was primarily related to an increase in the funds withheld payable embedded derivative net asset.

Investments

We had total consolidated assets as of December 31, 2024, of $313,663.6 million, of which $103,375.8 million were invested assets. A portion of our invested assets represent funds withheld backing reserves as part of coinsurance with funds withheld reinsurance agreements. The funds withheld assets and associated net investment income and net realized capital gains (losses) are not included in the discussions below as the investment risk is passed to the reinsurer. See Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12, Reinsurance” for more information on the funds withheld assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk; therefore, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of December 31, 2024, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and mortgage loans.

	December 31, 2024
	Investments
	excluding	Funds
	funds withheld	withheld	Total

	(in millions)
Fixed maturities	$55,455.3	$13,819.0	$69,274.3
Equity securities	2,294.7	0.3	2,295.0
Mortgage loans	18,271.8	2,212.4	20,484.2
Real estate	2,464.5	—	2,464.5
Policy loans	867.5	—	867.5
Other investments	6,847.5	1,142.8	7,990.3
Total invested assets	86,201.3	17,174.5	103,375.8
Cash and cash equivalents	3,131.8	1,080.1	4,211.9
Total invested assets and cash	$89,333.1	$18,254.6	$107,587.7

	December 31, 2023
	Investments
	excluding	Funds
	funds withheld	withheld	Total

	(in millions)
Fixed maturities	$50,605.0	$15,904.3	$66,509.3
Equity securities	1,477.8	0.3	1,478.1
Mortgage loans	17,756.9	2,385.9	20,142.8
Real estate	2,345.3	—	2,345.3
Policy loans	809.3	—	809.3
Other investments	6,414.2	621.4	7,035.6
Total invested assets	79,408.5	18,911.9	98,320.4
Cash and cash equivalents	3,889.3	818.4	4,707.7
Total invested assets and cash	$83,297.8	$19,730.3	$103,028.1

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

	For the year ended December 31,
	2024		2023		Increase (decrease)
	Yield	Amount	Yield	Amount	Yield	Amount

	($ in millions)
Fixed maturities	4.9%	$2,777.6	4.8%	$2,552.2	0.1%	$225.4
Equity securities	3.6	68.2	4.2	66.3	(0.6)	1.9
Mortgage loans - commercial	4.3	617.2	4.0	561.6	0.3	55.6
Mortgage loans - residential	5.1	185.2	5.3	200.1	(0.2)	(14.9)
Real estate	7.3	175.1	7.7	177.2	(0.4)	(2.1)
Policy loans	5.3	44.1	5.2	41.3	0.1	2.8
Cash and cash equivalents	7.6	267.1	5.6	196.6	2.0	70.5
Other investments	8.8	585.9	8.7	534.7	0.1	51.2
Total	5.2	4,720.4	5.1	4,330.0	0.1	390.4
Investment expenses	(0.3)	(271.2)	(0.3)	(238.1)	—	(33.1)
Net investment income	4.9%	$4,449.2	4.8%	$4,091.9	0.1%	$357.3

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Net investment income increased primarily due to higher yields and average invested assets in fixed maturities, commercial mortgages and cash in our U.S. operations and higher income on derivatives associated with fair value hedges. These increases were partially offset by foreign currency headwinds impacting our Latin American business.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains and losses for the periods indicated. The amounts below do not include net realized capital gains (losses) on funds withheld assets that are not passed to the reinsurer, which are separately reported on the consolidated statements of operations.

	For the year ended December 31,
			Increase
	2024	2023	(decrease)

	(in millions)
Fixed maturities, available-for-sale – credit losses, including credit sales (1)	$(28.3)	$(43.8)	$15.5
Commercial mortgage loans – credit losses	(100.0)	(58.4)	(41.6)
Other – credit losses	(1.4)	(0.1)	(1.3)
Fixed maturities, available-for-sale and trading – noncredit	(39.7)	(81.3)	41.6
Derivatives and related hedge activities	22.3	(21.7)	44.0
Other gains	119.8	133.1	(13.3)
Net realized capital losses (2)	$(27.3)	$(72.2)	$44.9
(1)	Includes credit sales, adjustments to the credit loss valuation allowance, write-offs and recoveries on available-for-sale securities.
(2)	Net realized capital gains (losses) can be volatile due to credit losses from invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Net realized capital losses decreased primarily due to reduced non-credit losses on available-for-sale fixed maturities, increased gains on currency derivatives and reduced losses on non-hedged interest rate derivatives due to changes in interest rates. These decreases were partially offset increased losses on commercial mortgage loans reserve changes, increased losses on GMWB/RILA activities and reduced gains on equity securities and sponsored investment funds due to equity market movement.

U.S. Investment Operations

In the following sections, we provide details about U.S. Investment Operations, excluding investments held as part of coinsurance with funds withheld agreements. We believe the details of the composition of our investment portfolio excluding the funds withheld are most relevant to an understanding of our operations that are pertinent to investors because all funds withheld assets support obligations and liabilities relating to reinsurance agreements. Guidelines are in place to ensure the investment risk associated with these fund withheld assets are appropriately managed. See Note 12, Reinsurance, for further information on the funds withheld assets.

Of our invested assets, $80,073.4 million were held by our U.S. operations as of December 31, 2024. Our U.S. invested assets are managed primarily by Principal Asset Management – Investment Management. Our Investment Committee, appointed by our Board, is responsible for establishing investment policies and monitoring risk limits and tolerances. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect customers’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

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

We purchase credit default swaps to hedge certain credit exposures in our investment portfolio. We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $155.0 million and $85.0 million as of December 31, 2024 and December 31, 2023, respectively. We sell credit default swaps and total return swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. When selling total return swaps, if there is an event of default by the referenced name, we are obligated to compensate the protection buyer for any decline in the price of the referenced security. For further information on credit derivatives sold, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 5, Derivative Financial Instruments” under the caption, “Credit Derivatives Sold.”

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

	Weighted average loan‑to‑value ratio		Debt service coverage ratio
	December 31, 2024	December 31, 2023	December 31, 2024		December 31, 2023
New mortgages	53%	50%	1.7	x	1.4	x
Entire mortgage portfolio	50%	49%	2.3	x	2.5	x

We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, were $2,091.5 million and 4.0%, respectively, as of December 31, 2024, and $2,159.0 million and 4.0%, respectively, as of December 31, 2023. In addition, the amortized cost and weighted average yield of residential mortgage-backed pass-through securities (“RMBS”), residential collateralized mortgage obligations, and asset-backed securities - home equity with material prepayment risk were $8,401.9 million and 4.1%, respectively, as of December 31, 2024, and $6,959.0 million and 3.7%, respectively, as of December 31, 2023.

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

Overall Composition of U.S. Invested Assets

As shown in the following table, the major categories of U.S. invested assets are fixed maturities and mortgage loans.

	December 31, 2024		December 31, 2023
	Carrying amount	% of total	Carrying amount	% of total

	($ in millions)
Fixed maturities	$52,960.3	66%	$47,802.3	66%
Equity securities	1,547.6	2	667.9	1
Mortgage loans	17,404.6	22	16,792.1	23
Real estate	2,463.7	3	2,343.4	3
Policy loans	852.5	1	793.2	1
Other investments	4,844.7	6	4,121.2	6
Total invested assets	80,073.4	100%	72,520.1	100%
Cash and cash equivalents	2,882.9		3,668.8
Total invested assets and cash	$82,956.3		$76,188.9

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities.

Fixed maturities were diversified by category of issuer, as shown in the following table for the years indicated.

	December 31, 2024		December 31, 2023
	Carrying amount	Percent of total	Carrying amount	Percent of total

	($ in millions)
U.S. government and agencies	$1,102.6	2%	$1,231.9	3%
Non-U.S. governments	393.0	1	378.5	1
States and political subdivisions	4,836.3	9	5,143.7	11
Corporate - public	13,405.7	25	13,690.1	29
Corporate - private	13,193.4	25	11,258.2	24
Residential mortgage-backed pass-through securities	3,673.6	7	3,061.8	5
Commercial mortgage-backed securities	4,446.8	8	3,854.5	8
Residential collateralized mortgage obligations	4,043.3	8	3,214.8	7
Asset-backed securities	7,865.6	15	5,968.8	12
Total fixed maturities	$52,960.3	100%	$47,802.3	100%

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

We purchase commercial mortgage-backed securities (“CMBS”) to diversify the overall credit risks of the fixed maturities portfolio and to provide attractive returns. The primary risks in holding CMBS are structural and credit risks. Structural risks include the security’s priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from the collateral and the potential for prepayments. Credit risks involve collateral and issuer/servicer risk where collateral and servicer performance may deteriorate. CMBS are predominantly comprised of large pool securitizations that are diverse by property type, borrower and geographic dispersion. The risks to any CMBS deal are determined by the credit quality of the underlying loans and how those loans perform over time. Another key risk is the vintage of the underlying loans and the state of the markets during a particular vintage.

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 14% of total fixed maturities as of both December 31, 2024 and December 31, 2023. It is comprised of corporate and foreign government fixed maturities.

	December 31, 2024	December 31, 2023

	(in millions)
European Union	$2,227.9	$1,826.8
Australia/New Zealand	1,508.6	1,389.6
United Kingdom	1,330.5	1,147.7
Latin America	1,031.4	995.6
Asia-Pacific	490.7	530.2
Middle East and Africa	490.7	451.3
Europe, non-European Union	320.5	258.1
Other	205.4	115.1
Total	$7,605.7	$6,714.4

International fixed maturities exposure is determined by the country of risk of the obligor entity. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of December 31, 2024 and December 31, 2023, our investments in Canada totaled $966.1 million and $958.0 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The top 10 exposures comprised 5.4% of single-name credit fixed maturity exposures as of December 31, 2024, and 4.8% as of December 31, 2023.

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

	December 31, 2024			December 31, 2023
			Percent of			Percent of
	Amortized	Carrying	carrying	Amortized	Carrying	carrying
NAIC designation	cost	amount	amount	cost	amount	amount

	($ in millions)
1	$38,458.6	$35,638.3	67%	$34,601.1	$32,078.6	67%
2	15,418.8	14,515.9	27	13,624.2	12,749.5	27
3	2,459.0	2,389.5	5	2,727.3	2,615.1	5
4	369.1	338.5	1	354.1	327.4	1
5	84.1	68.5	—	9.1	7.5	—
6	12.6	9.6	—	31.1	24.2	—
Unallocated portfolio layer method basis adjustment (1)	(55.7)	—	—	—	—	—
Total fixed maturities	$56,746.5	$52,960.3	100%	$51,346.9	$47,802.3	100%

(1)Amounts represent unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method.

Fixed maturities included 43 securities with an amortized cost of $622.7 million, gross gains of $3.7 million, gross losses of $6.3 million, valuation allowance of $0.0 million and a carrying amount of $620.1 million as of December 31, 2024, that were still pending a review and assignment of a designation by the SVO or NRSRO ratings to be assigned. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, or NRSRO ratings that have expired or been withdrawn, we will always have securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent designation is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities. As of December 31, 2024, based on amortized cost, 96% of our CMBS portfolio had an NAIC designation of 1.

The following table presents our exposure by credit quality based on NAIC designations for our CMBS portfolio as of the years indicated.

	December 31, 2024		December 31, 2023
	Amortized	Carrying	Amortized	Carrying
NAIC designation	cost	amount	cost	amount

	(in millions)
1	$4,621.8	$4,288.7	$4,207.2	$3,732.2
2	129.0	107.8	156.1	118.5
3	53.6	44.2	2.9	2.2
4	9.5	5.8	3.0	1.3
5	—	—	—	—
6	0.6	0.3	0.6	0.3
Total (1)	$4,814.5	$4,446.8	$4,369.8	$3,854.5
(1)	Amortized cost amounts of our CMBS portfolio exclude unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method. The CMBS portfolio included agency CMBS with a $616.1 million amortized cost and a $589.9 million carrying amount as of December 31, 2024, and a $546.5 million amortized cost and a $518.2 million carrying amount as of December 31, 2023.

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

	December 31, 2024	December 31, 2023

	($ in millions)
Total fixed maturities	$52,960.3	$47,802.3
Problem fixed maturities (1)	$76.5	$42.6
Potential problem fixed maturities	88.3	66.7
Total problem, potential problem and restructured fixed maturities	$164.8	$109.3
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	0.31%	0.23%
(1)	The problem fixed maturities carrying amount is net of the credit loss valuation allowance.

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

The net realized loss relating to the change in the allowance for credit loss and credit related sales of fixed maturities was $28.3 million and $48.9 million for the years ended December 31, 2024 and 2023, respectively.

Fixed Maturities Available-For-Sale

The following tables present our fixed maturities available-for-sale by industry category, as of the years indicated.

	December 31, 2024
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount

	(in millions)
Finance — Banking	$1,814.7	$7.2	$133.8	$—	$1,688.1
Finance — Brokerage	875.2	8.7	85.8	—	798.1
Finance — Finance Companies	325.2	3.0	21.5	—	306.7
Finance — Financial Other	1,542.7	13.2	108.6	—	1,447.3
Finance — Insurance	1,967.1	22.9	172.7	—	1,817.3
Finance — Real estate investment trusts (“REITs”)	1,809.7	10.7	158.4	—	1,662.0
Industrial — Basic Industry	1,349.6	16.9	88.7	—	1,277.8
Industrial — Capital Goods	1,430.9	18.4	113.9	—	1,335.4
Industrial — Communications	2,304.4	49.2	169.9	—	2,183.7
Industrial — Consumer Cyclical	934.7	4.6	69.3	—	870.0
Industrial — Consumer Non-Cyclical	3,081.7	17.9	228.7	11.9	2,859.0
Industrial — Energy	2,077.1	51.7	129.1	—	1,999.7
Industrial — Other	914.5	22.4	28.5	—	908.4
Industrial — Technology	1,393.0	11.8	135.9	—	1,268.9
Industrial — Transportation	2,226.8	32.7	143.0	—	2,116.5
Utility — Electric	3,173.7	20.5	325.9	—	2,868.3
Utility — Natural Gas	449.3	3.0	56.9	—	395.4
Utility — Other	247.8	2.2	37.0	4.2	208.8
Government guaranteed	167.8	7.9	17.0	—	158.7
Total corporate securities	28,085.9	324.9	2,224.6	16.1	26,170.1

Residential mortgage-backed pass-through securities	3,870.1	8.7	214.2	—	3,664.6
Commercial mortgage-backed securities	4,770.3	2.8	370.5	—	4,402.6
Residential collateralized mortgage obligations	4,432.7	16.5	430.0	0.2	4,019.0
Asset-backed securities — Home equity (1)	56.7	2.4	3.8	—	55.3
Asset-backed securities — All other	2,696.3	18.9	37.4	—	2,677.8
Collateralized debt obligations — Credit	16.5	—	4.8	—	11.7
Collateralized debt obligations — Loans	4,958.7	23.3	0.6	—	4,981.4
Total mortgage-backed and other asset-backed securities	20,801.3	72.6	1,061.3	0.2	19,812.4

U.S. government and agencies	1,197.6	0.2	95.2	—	1,102.6
States and political subdivisions	5,634.2	10.3	809.2	—	4,835.3
Non-U.S. governments	435.4	12.6	55.9	—	392.1
Total fixed maturities, available-for-sale excluding portfolio layer method basis adjustment	56,154.4	420.6	4,246.2	16.3	52,312.5
Unallocated portfolio layer method basis adjustment	(55.7)	55.7	—	—	—
Total fixed maturities, available-for-sale	$56,098.7	$476.3	$4,246.2	$16.3	$52,312.5
(1)	This exposure is all related to sub-prime mortgage loans.

	December 31, 2023
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount

	(in millions)
Finance — Banking	$1,885.8	$8.2	$151.9	$—	$1,742.1
Finance — Brokerage	674.1	5.4	58.3	—	621.2
Finance — Finance Companies	377.6	1.9	43.1	—	336.4
Finance — Financial Other	1,435.9	12.8	123.3	—	1,325.4
Finance — Insurance	1,759.4	29.0	152.3	—	1,636.1
Finance — REITs	1,729.3	0.3	175.7	—	1,553.9
Industrial — Basic Industry	1,203.9	22.8	85.5	—	1,141.2
Industrial — Capital Goods	1,350.1	17.1	101.5	—	1,265.7
Industrial — Communications	2,261.1	58.0	149.3	—	2,169.8
Industrial — Consumer Cyclical	1,129.8	6.4	85.7	—	1,050.5
Industrial — Consumer Non-Cyclical	2,929.8	23.7	188.1	1.6	2,763.8
Industrial — Energy	1,869.7	57.1	113.5	—	1,813.3
Industrial — Other	767.6	7.5	33.0	—	742.1
Industrial — Technology	1,357.5	12.4	107.5	—	1,262.4
Industrial — Transportation	1,771.2	24.2	123.2	—	1,672.2
Utility — Electric	2,898.6	27.9	279.3	—	2,647.2
Utility — Natural Gas	423.3	5.2	49.5	—	379.0
Utility — Other	270.4	2.9	29.2	—	244.1
Government guaranteed	271.7	15.9	14.5	—	273.1
Total corporate securities	26,366.8	338.7	2,064.4	1.6	24,639.5

Residential mortgage-backed pass-through securities	3,187.8	25.1	161.4	—	3,051.5
Commercial mortgage-backed securities	4,316.7	—	515.3	—	3,801.4
Residential collateralized mortgage obligations	3,598.6	13.8	410.1	0.1	3,202.2
Asset-backed securities — Home equity (1)	139.0	2.9	4.3	—	137.6
Asset-backed securities — All other	2,209.6	13.6	76.2	—	2,147.0
Collateralized debt obligations — Credit	16.6	—	4.9	—	11.7
Collateralized debt obligations — Loans	3,669.6	6.1	20.3	—	3,655.4
Total mortgage-backed and other asset-backed securities	17,137.9	61.5	1,192.5	0.1	16,006.8

U.S. government and agencies	1,257.9	19.3	73.0	—	1,204.2
States and political subdivisions	5,748.6	42.6	651.3	—	5,139.9
Non-U.S. governments	400.3	17.0	40.8	—	376.5
Total fixed maturities, available-for-sale	$50,911.5	$479.1	$4,022.0	$1.7	$47,366.9
(1)	This exposure is all related to sub-prime mortgage loans.

Of the $4,246.2 million in gross unrealized losses as of December 31, 2024, $5.3 million in losses were attributed to securities scheduled to mature in one year or less, $222.4 million attributed to securities scheduled to mature between one to five years, $572.5 million attributed to securities scheduled to mature between five to ten years, $2,384.7 million attributed to securities scheduled to mature after ten years and $1,061.3 million related to mortgage-backed and other ABS that are not classified by maturity year. As of December 31, 2024, we were in a $3,769.9 million net unrealized loss position as compared to a $3,542.9 million net unrealized loss position as of December 31, 2023. The $227.0 million increase in net unrealized losses for the year ended December 31, 2024, can be attributed to an increase in interest rates partially offset by tightening of credit spreads.

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

The following table presents our fixed maturities available-for-sale by investment grade and below investment grade as of the years indicated.

	December 31, 2024					December 31, 2023
		Gross	Gross	Allowance			Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount	cost	gains	losses	loss	amount

	(in millions)
Investment grade:
Public	$40,829.3	$223.4	$3,319.7	$0.1	$37,732.9	$37,197.9	$324.9	$3,077.1	$—	$34,445.7
Private	12,665.7	177.5	804.3	—	12,038.9	10,738.5	137.7	782.7	—	10,093.5
Below investment grade:
Public	1,047.1	6.5	102.4	0.1	951.1	1,352.1	6.2	139.1	—	1,219.2
Private	1,612.3	13.2	19.8	16.1	1,589.6	1,623.0	10.3	23.1	1.7	1,608.5
Total fixed maturities, available-for-sale (1)	$56,154.4	$420.6	$4,246.2	$16.3	$52,312.5	$50,911.5	$479.1	$4,022.0	$1.7	$47,366.9

(1)Excludes unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method.

Included in the public category carrying amount as of December 31, 2024 and December 31, 2023, were $15,165.7 million and $12,017.4 million, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

The following tables present the fair value and the gross unrealized losses on our fixed maturities available-for-sale for which an allowance for credit loss has not been recorded by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2024 and December 31, 2023, respectively.

	December 31, 2024
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$641.2	$13.7	$543.2	$82.2	$1,184.4	$95.9
Non-U.S. governments	32.9	1.3	207.0	54.5	239.9	55.8
States and political subdivisions	704.7	23.8	3,552.3	785.6	4,257.0	809.4
Corporate	3,289.0	65.7	14,243.8	2,157.9	17,532.8	2,223.6
Residential mortgage-backed pass-through securities	1,938.4	33.1	1,211.6	181.1	3,150.0	214.2
Commercial mortgage-backed securities	676.9	8.1	3,157.3	362.4	3,834.2	370.5
Collateralized debt obligations (2)	259.5	0.3	29.8	5.0	289.3	5.3
Other debt obligations	1,363.1	17.1	2,799.2	453.0	4,162.3	470.1
Total fixed maturities, available-for-sale	$8,905.7	$163.1	$25,744.2	$4,081.7	$34,649.9	$4,244.8
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded. Gross unrealized losses exclude unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

	December 31, 2023
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$316.4	$3.1	$672.5	$69.8	$988.9	$72.9
Non-U.S. governments	37.4	1.0	208.8	39.8	246.2	40.8
States and political subdivisions	563.6	18.2	3,622.4	633.0	4,186.0	651.2
Corporate	1,968.7	57.8	16,294.4	2,005.4	18,263.1	2,063.2
Residential mortgage-backed pass-through securities	633.0	4.9	1,272.1	157.4	1,905.1	162.3
Commercial mortgage-backed securities	246.1	3.6	3,319.7	510.8	3,565.8	514.4
Collateralized debt obligations (2)	357.0	1.4	2,039.6	23.9	2,396.6	25.3
Other debt obligations	806.1	14.7	3,281.9	475.8	4,088.0	490.5
Total fixed maturities, available-for-sale	$4,928.3	$104.7	$30,711.4	$3,915.9	$35,639.7	$4,020.6
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

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

Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on fully or near fully leased properties. The mortgage portfolio is comprised primarily of office properties, apartments, well-anchored retail properties and general-purpose industrial properties.

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 24% and 25% of our commercial mortgage loan portfolio before valuation allowance as of December 31, 2024 and December 31, 2023, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, including but not limited to earthquakes, fires, drought, extreme heat, flooding, and tsunamis, that may affect the region. For the years ended December 31, 2024 and December 31, 2023, we did not experience any material losses due to the aforementioned catastrophe risks.

The typical borrower in our commercial mortgage loan portfolio is a single purpose entity or single asset entity. As of December 31, 2024 and December 31, 2023, the total number of commercial mortgage loans outstanding were 620 and 596, of which 35% and 38% were for loans with principal balances less than $10.0 million as of December 31, 2024 and December 31, 2023, respectively. The average loan size of our commercial mortgage portfolio was $23.2 million and $22.9 million as of December 31, 2024 and December 31, 2023, respectively.

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

We had three delinquent problem commercial mortgage loans with a carrying amount of $20.6 million for which we had a valuation allowance of $18.9 million as of December 31, 2024. We also had two potential problem commercial mortgage loans with a carrying amount of $140.5 million for which we had a valuation allowance of $33.0 million and one restructured problem commercial mortgage loan with a carrying amount of $34.1 million for which we had a valuation allowance of $34.1 million as of December 31, 2024. We had one delinquent problem commercial mortgage loan with a carrying amount of $7.9 million for which we had a valuation allowance of $7.9 million as of December 31, 2023. We also had two potential problem commercial mortgage loans with a carrying amount of $95.4 million for which we had a valuation allowance of $11.9 million and two restructured problem commercial mortgage loans with a carrying amount of $92.7 million for which we had a valuation allowance of $34.1 million as of December 31, 2023.

	December 31, 2024	December 31, 2023

	($ in millions)
Total commercial mortgage loans	$14,196.0	$13,544.9
Problem commercial mortgage loans	$1.7	$—
Potential problem commercial mortgage loans	107.5	83.5
Restructured problem commercial mortgage loans	—	58.6
Total problem, potential problem and restructured commercial mortgage loans	$109.2	$142.1
Total problem, potential problem and restructured commercial mortgage loans as a percent of total commercial mortgage loans	0.77%	1.05%

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

Real Estate

Real estate consists primarily of commercial equity real estate. As of December 31, 2024 and December 31, 2023, the carrying amount of our equity real estate investment was $2,463.7 million and $2,343.4 million, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” The carrying value of real estate held for investment is generally adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized capital losses in our consolidated results of operations. No such impairment adjustments were recorded for the year ended December 31, 2024 or for the year ended December 31, 2023.

Once we identify a real estate property to be sold and it is probable that it will be sold, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. The valuation allowance did not change for the year ended December 31, 2024 or for the year ended December 31, 2023.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country. As of December 31, 2024, our largest equity real estate portfolio concentration was in the Pacific (47%) region of the United States. By property type, our largest concentrations were in Industrial (33%) and Office (32%) as of December 31, 2024.

Other Investments

Our other investments totaled $4,844.7 million as of December 31, 2024, compared to $4,121.2 million as of December 31, 2023. Other investments include interests in unconsolidated entities, which include real estate properties owned jointly with venture partners and operated by the partners; sponsored investment funds; the cash surrender value of company owned and trust owned life insurance; derivative assets and other investments.

International Investment Operations

Of our invested assets, $6,127.9 million were held by our international operations as of December 31, 2024. Due to the regulatory constraints in each location, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets is fixed maturities. The following table excludes invested assets of the separate accounts.

	December 31, 2024		December 31, 2023
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total

	($ in millions)
Fixed maturities	$2,495.0	41%	$2,802.7	41%
Equity securities	747.1	12	809.9	12
Mortgage loans	867.2	14	964.8	14
Real estate	0.8	—	1.9	—
Policy loans	15.0	—	16.1	—
Other investments:
Direct financing leases	560.0	9	649.2	9
Investment in unconsolidated operating entities	1,048.6	17	1,190.0	17
Derivative assets and other investments	394.2	7	453.8	7
Total invested assets	6,127.9	100%	6,888.4	100%
Cash and cash equivalents	248.9		220.5
Total invested assets and cash	$6,376.8		$7,108.9

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

Guaranteed Minimum Interest Rate Exposure. The following table provides detail on the differences between the interest rates being credited to contractholders as of December 31, 2024, and the respective guaranteed minimum interest rates (“GMIRs”). Amounts for contracts without significant fee revenues such as GICs, funding agreements, retail fixed income annuities and guaranteed pension contracts are excluded. Additionally, amounts for contracts that are reinsured are also excluded. Account values are broken down by GMIR level within the Retirement and Income Solutions and Benefits and Protection segments.

	Account values (1)
		Excess of crediting rates over GMIR:
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total

	($ in millions)
Guaranteed minimum interest rate
Retirement and Income Solutions
Up to 1.00%	$19.2	$—	$—	$1,041.7	$445.2	$1,506.1
1.01% ‑ 2.00%	3,730.8	—	—	1,056.3	—	4,787.1
2.01% ‑ 3.00%	236.1	186.9	1.8	2,900.0	2,740.1	6,064.9
3.01% ‑ 4.00%	7.6	—	—	—	—	7.6
4.01% and above	13.9	—	—	—	—	13.9
Subtotal	4,007.6	186.9	1.8	4,998.0	3,185.3	12,379.6

Benefits and Protection
Up to 1.00%	—	—	1.5	14.9	4.9	21.3
1.01% ‑ 2.00%	—	—	—	4.3	452.3	456.6
2.01% ‑ 3.00%	3.4	8.8	109.9	368.7	6.3	497.1
3.01% ‑ 4.00%	1,516.9	54.5	34.3	101.6	2.5	1,709.8
4.01% and above	23.5	2.5	7.0	18.9	—	51.9
Subtotal	1,543.8	65.8	152.7	508.4	466.0	2,736.7

Total	$5,551.4	$252.7	$154.5	$5,506.4	$3,651.3	$15,116.3
Percentage of total	36.7%	1.7%	1.0%	36.4%	24.2%	100.0%
(1)	Includes only the account values, net of the account values with associated policy loans, for products with GMIRs and discretionary crediting rates, excluding amounts for contracts that are reinsured.

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

We estimate a hypothetical 100 basis point immediate, parallel increase in interest rates would reduce the net reported fair value of our financial assets and derivatives by $2,670.8 million as of December 31, 2024, compared to $2,670.3 million as of December 31, 2023. This estimate only reflects the change in fair value for financial assets and derivatives reported at fair value on our consolidated statements of financial position. Assets and liabilities not reported at fair value on our consolidated statements of financial position – including mortgage loans, liabilities relating to insurance contracts, investment contracts, debt and bank deposits – are excluded from this sensitivity analysis. We believe the excluded liability items would economically serve as a partial offset to the net interest rate risk of the financial instruments included in the sensitivity analysis. Separate account assets and liabilities are also excluded from this estimate, as any interest rate risk is borne by the holder of the separate account. Assets backing reserves as part of a coinsurance with funds withheld agreement are excluded from this estimate, as any interest rate risk is passed to the reinsurer. For more information on fair value measurements, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 18, Fair Value Measurements.”

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

●	Retirement Business Stable Cash Flows – For stable and predictable cash flow liabilities, such as pension risk transfer, WSRS, and investment only, we use investment strategy and hedges to tightly align the cash flow run off of these asset and liability cash flows. Immunization analysis is also utilized in the management of interest rate risk.
●	U.S. Insurance Stable Cash Flows – Our insurance businesses in many instances contain long-term guarantees with stable and predictable liability cash flows and recurring premiums. We manage the interest rate risk through investment strategy, product crediting rates and analyzing duration and embedded value sensitivity.
●	Principal Asset Management – Our international businesses operate within local regulations and financial market conditions (e.g., derivative markets, assets available) to achieve similar asset and liability cash flow management objectives. In locations with a limited availability of long-dated assets and derivative markets, the duration gap is managed to risk tolerances specific to each location.

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

Use of Derivatives to Manage Interest Rate Risk. We use or have used various derivative financial instruments to manage our exposure to fluctuations in interest rates, including interest rate swaps, interest rate options, to be announced (“TBA”) forwards, bond forwards, treasury forwards, swaptions and futures. We use interest rate swaps, treasury forwards and futures contracts to hedge against changes in the value of the GMWB MRB. We use interest rate swaps, treasury forwards and have used TBA forwards primarily to more closely match the interest rate characteristics of assets and liabilities. They can be used to change the sensitivity to the interest rate of specific assets and liabilities as well as an entire portfolio. We use interest rate swaps to manage our exposure to cash flow variability on recognized assets due to fluctuations in market interest rates. We use bond forwards to fix the purchase price of a bond at a specified date in the future. We use interest rate options to manage prepayment risks in our assets and minimum guaranteed interest rates and lapse risks in our liabilities. We have purchased swaptions to hedge interest rate exposure for certain assets and liabilities.

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

We estimate as of December 31, 2024, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency-denominated instruments identified above because we effectively hedge foreign currency-denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2023. However, fluctuations in foreign currency exchange rates do affect the translation of segment pre-tax operating earnings and equity of our international operations into our consolidated financial statements.

For our international operations, we estimate a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $277.0 million, or 7%, reduction in the total equity excluding noncontrolling interests of our international operations as of December 31, 2024, as compared to an estimated $324.1 million, or 8%, reduction as of December 31, 2023. We estimate a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $43.7 million, or 5%, reduction in segment pre-tax operating earnings of our international operations for the year ended December 31, 2024, as compared to an estimated $40.9 million, or 5%, reduction for the year ended December 31, 2023.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. We did not have currency swap agreements associated with foreign-denominated liabilities as of December 31, 2024 and December 31, 2023. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $2,669.3 million and $1,888.5 million as of December 31, 2024 and December 31, 2023, respectively.

With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our international operations had currency swaps with a notional amount of $214.5 million and $217.3 million as of December 31, 2024 and December 31, 2023, respectively. Our international operations also utilized currency forwards with a notional amount of $694.8 million and $711.9 million as of December 31, 2024 and December 31, 2023, respectively.

We use currency forwards to hedge currency risk associated with expected cash flows in our foreign operations. We held currency forwards with a notional of $179.7 million and $265.5 million as of December 31, 2024 and December 31, 2023, respectively.

Additionally, we use currency forwards to hedge net equity investments in our foreign operations, including certain sponsored investment funds. We held currency forwards with a notional amount of $50.8 million and $31.0 million as of December 31, 2024 and December 31, 2023, respectively.

We also use currency forwards to hedge certain foreign-denominated investments in our domestic operations. We held currency forwards with a notional amount of $55.9 million and $54.1 million as of December 31, 2024 and December 31, 2023, respectively.

Equity Risk

Equity risk is the risk we will incur economic losses due to adverse fluctuations in equity markets. As of December 31, 2024 and December 31, 2023, the fair value of our equity securities was $2,295.0 million and $1,478.1 million, respectively. We estimate a 10% decline in the prices of the equity securities would result in a decline in fair value of our equity securities of $229.5 million as of December 31, 2024, as compared to a decline in fair value of our equity securities of $147.8 million as of December 31, 2023.

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

Use of Derivatives to Manage Equity Risk. We economically hedge the universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product’s profile or selling options to offset existing exposures. We economically hedge certain investments using total return swaps to swap the equity risk for income enhancement. We economically hedge RILA index credit exposure using options and futures. We economically hedge the GMWB rider MRB exposure, which includes interest rate risk and equity risk, using futures, options, treasury forwards and interest rate swaps with notional amounts of $7,678.0 million and $8,600.5 million as of December 31, 2024, and December 31, 2023, respectively. The fair value of both MRBs and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Principal Financial Group, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Principal Financial Group, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Principal Financial Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 19, 2025 expressed an unqualified opinion thereon.

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

Des Moines, Iowa February 19, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Principal Financial Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Principal Financial Group, Inc.(the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2025 expressed an unqualified opinion thereon.

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

A subset of the Company’s $69.3 billion fixed-income securities portfolio exhibits higher estimation uncertainty when determining fair value. The fixed-income securities, which include bonds, asset-backed securities, redeemable preferred stock and certain non-redeemable preferred securities, are classified as either available-for-sale or trading and, accordingly, are carried at fair value in the consolidated statements of financial position. As discussed in Note 18 of the consolidated financial statements, for certain securities the Company obtains prices from third party pricing vendors, a subset of which exhibit higher estimation uncertainty given the characteristics of the security. In addition, the Company uses a matrix priced internal model to develop the fair value for a subset of corporate bonds. The fair value is developed using a risk spread which creates higher estimation uncertainty.

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

At December 31, 2024, future policy benefits and claims related to traditional and limited payment long-duration contracts totaled $48.2 billion.

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

Des Moines, Iowa February 19, 2025

Principal Financial Group, Inc.

Consolidated Statements of Financial Position

	December 31,	December 31,
	2024	2023

	(in millions, except share amounts)
Assets
Fixed maturities, available-for-sale (1)	$68,251.0	$65,673.1
Fixed maturities, trading (2024 and 2023 include $205.9 million and $81.2 million related to consolidated variable interest entities)	1,023.3	836.2
Equity securities (2024 and 2023 include $367.9 million and $394.4 million related to consolidated variable interest entities)	2,295.0	1,478.1
Mortgage loans (2024 and 2023 include $944.5 million and $871.9 million related to consolidated variable interest entities and $140.6 million and $0.0 million measured at fair value under the fair value option)	20,484.2	20,142.8
Real estate (2024 and 2023 include $781.8 million and $779.1 million related to consolidated variable interest entities)	2,464.5	2,345.3
Policy loans	867.5	809.3
Other investments (2024 and 2023 include $625.6 million and $596.4 million related to consolidated variable interest entities and $129.0 million and $163.2 million measured at fair value under the fair value option)	7,990.3	7,035.6
Total investments	103,375.8	98,320.4
Cash and cash equivalents (2024 and 2023 include $86.1 million and $83.6 million related to consolidated variable interest entities)	4,211.9	4,707.7
Accrued investment income	828.6	786.2
Reinsurance recoverable and deposit receivable	19,490.1	20,611.7
Premiums due and other receivables	3,771.5	3,998.8
Deferred acquisition costs	4,006.9	3,950.5
Market risk benefit asset	199.5	153.4
Property and equipment	769.4	938.4
Goodwill	1,549.7	1,608.5
Other intangibles	1,389.9	1,469.8
Separate account assets (2024 and 2023 include $32,802.2 million and $34,688.3 million related to consolidated variable interest entities)	173,327.1	167,605.6
Other assets	743.2	895.7
Total assets	$313,663.6	$305,046.7
Liabilities
Contractholder funds	$43,099.6	$41,501.1
Future policy benefits and claims	48,179.4	46,826.5
Market risk benefit liability	62.1	133.2
Other policyholder funds	966.4	916.8
Short-term debt (2024 and 2023 include $119.0 million and $2.5 million related to consolidated variable interest entities)	152.7	61.1
Long-term debt	3,955.3	3,930.9
Income taxes currently payable	8.6	11.9
Deferred income taxes	1,706.0	1,613.3
Separate account liabilities (2024 and 2023 include $32,802.2 million and $34,688.3 million related to consolidated variable interest entities)	173,327.1	167,605.6
Funds withheld payable	18,103.7	19,629.5
Other liabilities (2024 and 2023 include $108.8 million and $87.7 million related to consolidated variable interest entities)	12,633.7	11,606.2
Total liabilities	302,194.6	293,836.1

Redeemable noncontrolling interest (2024 and 2023 include $309.9 million and $226.4 million related to consolidated variable interest entities)	337.7	248.9

Stockholders’ equity
Common stock, par value $0.01 per share; 2,500,000,000 shares authorized; 494,734,908 and 492,279,405 shares issued as of 2024 and 2023; 226,225,161 and 236,438,294 shares outstanding as of 2024 and 2023	4.9	4.9
Additional paid-in capital	11,100.9	10,908.6
Retained earnings	17,583.5	16,683.5
Accumulated other comprehensive loss	(5,224.8)	(5,345.3)
Treasury stock, at cost; 268,509,747 and 255,841,111 shares as of 2024 and 2023	(12,378.1)	(11,335.7)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	11,086.4	10,916.0
Noncontrolling interest	44.9	45.7
Total stockholders’ equity	11,131.3	10,961.7
Total liabilities and stockholders’ equity	$313,663.6	$305,046.7
(1)	See Note 4, Investments, for further details relating to the amortized cost of fixed maturities, available-for-sale.

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Operations

	For the year ended December 31,
	2024	2023	2022

	(in millions, except per share data)
Revenues
Premiums and other considerations	$6,850.2	$6,470.9	$5,339.7
Fees and other revenues	4,320.5	4,095.9	4,137.8
Net investment income	4,449.2	4,091.9	3,838.5
Net realized capital losses (1)	(27.3)	(72.2)	(182.1)
Net realized capital gains on funds withheld assets (1)	87.7	165.0	749.4
Change in fair value of funds withheld embedded derivative	447.4	(1,085.7)	3,652.8
Total revenues	16,127.7	13,665.8	17,536.1
Expenses
Benefits, claims and settlement expenses	8,072.6	7,788.2	6,631.3
Liability for future policy benefits remeasurement (gain) loss	671.4	(51.6)	(264.5)
Market risk benefit remeasurement loss	30.3	29.1	125.3
Dividends to policyholders	99.9	89.2	94.8
Operating expenses	5,363.9	5,072.1	4,962.2
Total expenses	14,238.1	12,927.0	11,549.1
Income before income taxes	1,889.6	738.8	5,987.0
Income taxes	291.7	68.7	1,189.5
Net income	1,597.9	670.1	4,797.5
Net income attributable to noncontrolling interest	26.9	46.9	40.6
Net income attributable to Principal Financial Group, Inc.	$1,571.0	$623.2	$4,756.9

Earnings per common share
Basic earnings per common share	$6.77	$2.58	$18.94

Diluted earnings per common share	$6.68	$2.55	$18.63
(1)	Includes realized and unrealized gains (losses). See Note 4, Investments, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Comprehensive Income

	For the year ended December 31,
	2024	2023	2022

	(in millions)
Net income	$1,597.9	$670.1	$4,797.5
Other comprehensive income (loss), net:
Net unrealized gains (losses) on available-for-sale securities	(678.0)	1,843.1	(9,846.8)
Net unrealized gains (losses) on derivative instruments	53.9	(41.8)	(23.1)
Liability for future policy benefits discount rate remeasurement gain (loss)	1,010.0	(312.7)	4,778.5
Market risk benefit nonperformance risk remeasurement gain (loss)	(8.1)	(30.9)	114.1
Foreign currency translation adjustment	(296.6)	73.7	(22.1)
Net unrecognized postretirement benefit obligation	30.7	2.4	90.6
Other comprehensive income (loss)	111.9	1,533.8	(4,908.8)
Comprehensive income (loss)	1,709.8	2,203.9	(111.3)
Comprehensive income attributable to noncontrolling interest	18.3	47.0	41.2
Comprehensive income (loss) attributable to Principal Financial Group, Inc.	$1,691.5	$2,156.9	$(152.5)

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Stockholders’ Equity

				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders’
	stock	capital	earnings	loss	stock	interest	equity

	(in millions)
Balances as of January 1, 2022	$4.8	$10,495.0	$12,594.2	$(2,084.1)	$(8,925.8)	$56.4	$12,140.5
Common stock issued	0.1	181.6	—	—	—	—	181.7
Stock-based compensation	—	102.7	(11.5)	—	—	0.4	91.6
Treasury stock acquired, common	—	—	—	—	(1,661.1)	—	(1,661.1)
Accelerated share repurchase	—	(33.9)	—	—	—	—	(33.9)
Dividends to common stockholders	—	—	(642.3)	—	—	—	(642.3)
Distributions to noncontrolling interest	—	—	—	—	—	(86.2)	(86.2)
Contributions from noncontrolling interest	—	—	—	—	—	7.3	7.3
Purchase of subsidiary shares from noncontrolling interest (1)	—	(5.7)	—	—	—	(2.4)	(8.1)
Adjustments to redemption amount of redeemable noncontrolling interest	—	0.7	—	—	—	(0.5)	0.2
Adjustment for reinsurance	—	—	—	114.5	—	—	114.5
Net income (1)	—	—	4,756.9	—	—	66.4	4,823.3
Other comprehensive loss (1)	—	—	—	(4,909.4)	—	(0.3)	(4,909.7)
Balances as of December 31, 2022	4.9	10,740.4	16,697.3	(6,879.0)	(10,586.9)	41.1	10,017.8
Common stock issued	—	57.8	—	—	—	—	57.8
Stock-based compensation	—	110.7	(11.5)	—	—	0.5	99.7
Treasury stock acquired, common	—	—	—	—	(748.8)	—	(748.8)
Dividends to common stockholders	—	—	(625.5)	—	—	—	(625.5)
Distributions to noncontrolling interest	—	—	—	—	—	(26.5)	(26.5)
Contributions from noncontrolling interest	—	—	—	—	—	7.6	7.6
Purchase of subsidiary shares from noncontrolling interest (1)	—	(1.2)	—	—	—	—	(1.2)
Adjustments to redemption amount of redeemable noncontrolling interest	—	0.9	—	—	—	0.2	1.1
Net income (1)	—	—	623.2	—	—	23.2	646.4
Other comprehensive income (1)	—	—	—	1,533.7	—	(0.4)	1,533.3
Balances as of December 31, 2023	4.9	10,908.6	16,683.5	(5,345.3)	(11,335.7)	45.7	10,961.7
Common stock issued	—	67.7	—	—	—	—	67.7
Stock-based compensation	—	121.4	(12.6)	—	—	0.5	109.3
Treasury stock acquired, common	—	—	—	—	(1,042.4)	—	(1,042.4)
Dividends to common stockholders	—	—	(658.4)	—	—	—	(658.4)
Distributions to noncontrolling interest	—	—	—	—	—	(22.8)	(22.8)
Contributions from noncontrolling interest	—	—	—	—	—	7.3	7.3
Purchase of subsidiary shares from noncontrolling interest (1)	—	(0.3)	—	—	—	—	(0.3)
Adjustments to redemption amount of redeemable noncontrolling interest	—	3.5	—	—	—	0.9	4.4
Net income (1)	—	—	1,571.0	—	—	15.1	1,586.1
Other comprehensive income (1)	—	—	—	120.5	—	(1.8)	118.7
Balances as of December 31, 2024	$4.9	$11,100.9	$17,583.5	$(5,224.8)	$(12,378.1)	$44.9	$11,131.3
(1)	Excludes amounts attributable to redeemable noncontrolling interest. See Note 17, Stockholders’ Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2024	2023	2022

	(in millions)
Operating activities
Net income	$1,597.9	$670.1	$4,797.5
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	27.3	72.2	182.1
Net realized capital gains on funds withheld assets	(87.7)	(165.0)	(749.4)
Change in fair value of funds withheld embedded derivative	(447.4)	1,085.7	(3,652.8)
Depreciation and amortization expense	256.2	272.7	295.9
Amortization of deferred acquisition costs and contract costs	431.0	428.1	422.4
Additions to deferred acquisition costs and contract costs	(490.6)	(429.3)	(427.2)
Amortization of reinsurance loss	631.6	17.7	19.3
Market risk benefit remeasurement loss	30.3	29.1	125.3
Stock-based compensation	108.7	99.4	91.3
(Income) loss from equity method investments, net of dividends received	10.9	(110.2)	(111.0)
Changes in:
Accrued investment income	(42.4)	(44.1)	(46.3)
Net cash flows for trading securities and equity securities with operating intent	(97.5)	(56.0)	(339.5)
Premiums due and other receivables	53.1	(36.7)	(3,301.9)
Contractholder and policyholder liabilities and dividends	2,704.8	2,562.0	1,914.7
Current and deferred income taxes (benefits)	106.1	(40.5)	854.8
Real estate acquired through operating activities	(82.4)	(130.8)	(164.4)
Real estate sold through operating activities	131.9	164.8	7.9
Funds withheld, net of reinsurance recoverable and deposit receivable	(33.4)	(665.2)	3,038.6
Other assets and liabilities	1.7	214.9	341.5
Other	(207.2)	(146.5)	(125.9)
Net adjustments	3,005.0	3,122.3	(1,624.6)
Net cash provided by operating activities	4,602.9	3,792.4	3,172.9
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(14,969.4)	(11,417.0)	(19,352.6)
Sales	3,542.7	5,888.3	14,729.7
Maturities	7,412.1	5,190.8	6,853.7
Mortgage loans acquired or originated	(2,449.4)	(2,044.2)	(3,731.2)
Mortgage loans sold or repaid	1,895.6	2,112.0	2,614.6
Real estate acquired	(167.8)	(187.5)	(245.2)
Real estate sold	125.8	132.0	374.0
Net purchases of property and equipment	(68.8)	(102.0)	(116.3)
Purchase of business or interests in subsidiaries, net of cash acquired	(27.1)	—	—
Net change in other investments	(692.7)	(919.3)	(68.2)
Net cash used in investing activities	(5,399.0)	(1,346.9)	1,058.5
Financing activities
Issuance of common stock	67.7	57.8	181.7
Accelerated stock repurchase settlement	—	—	(33.9)
Acquisition of treasury stock	(1,042.4)	(740.4)	(1,661.1)
Payments for financing element derivatives	(43.1)	(42.1)	(50.6)
Purchase of subsidiary shares from noncontrolling interest	(0.9)	(2.8)	(9.2)
Dividends to common stockholders	(658.4)	(625.5)	(642.3)
Issuance of long-term debt	21.8	691.5	15.4
Principal repayments of long-term debt	(0.1)	(764.0)	(302.0)
Net proceeds from (repayments of) short-term borrowings	97.9	(18.5)	0.9
Investment contract deposits	12,248.9	8,618.9	7,346.7
Investment contract withdrawals	(10,962.7)	(9,422.4)	(7,647.3)
Net increase (decrease) in banking operation deposits	571.2	(338.6)	1,086.3
Other	0.4	0.3	—
Net cash provided by (used in) financing activities	300.3	(2,585.8)	(1,715.4)
Net decrease in cash and cash equivalents	(495.8)	(140.3)	2,516.0
Cash and cash equivalents at beginning of period	4,707.7	4,848.0	2,332.0
Cash and cash equivalents at end of period	$4,211.9	$4,707.7	$4,848.0
Supplemental information:
Cash paid for interest	$170.3	$170.7	$175.8
Cash paid for income taxes	117.7	68.1	142.1
Supplemental disclosure of non-cash activities:
Assets received in kind from pension risk transfer transactions	$405.0	$—	$—
Asset changes resulting from deconsolidation of residential whole loan securitizations:
Decrease in mortgage loans	—	(389.7)	(220.7)
Increase in fixed maturities, available-for-sale	—	286.2	167.6
Increase in fixed maturities, trading	—	10.8	—
Assets transferred in kind for settlement to reinsurer	—	—	(428.5)

See accompanying notes.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2024

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

In the fourth quarter of 2024, we implemented changes to our Principal Asset Management segment to align the global operations by business function. See Note 20, Segment Information, for more information.

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

December 31, 2024

1. Nature of Operations and Significant Accounting Policies – (continued)

Recent Accounting Pronouncements

Description	Date of adoption	Effect on our consolidated financial statements or other significant matters
Standards not yet adopted:

Disaggregation of Income Statement Expenses

This authoritative guidance expands the disclosures about a public entity’s expenses and addresses requests for more granular information about the types of expenses in commonly presented expense categories.

	December 31, 2027	We are currently evaluating the impact this guidance will have on our notes to the consolidated financial statements.
Improvements to income tax disclosures This authoritative guidance provides improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information.	January 1, 2025	This guidance will not have a material impact on our notes to the consolidated financial statements.
Standards adopted:

Improvements to reportable segments disclosures

This authoritative guidance enhances the disclosures about a public entity’s reportable segments and addresses requests from investors for additional, more detailed information about a reportable segment’s expenses.

	December 31, 2024	The enhanced disclosures can be found in Note 20, Segment Information.

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

December 31, 2024

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

Troubled debt restructurings and vintage disclosures

This authoritative guidance eliminated the accounting requirements for troubled debt restructurings (“TDRs”) by creditors and enhanced the disclosure requirements for certain loan refinancing and restructuring by creditors when a borrower is experiencing financial difficulty. The update required entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. The amendments in this update were applied prospectively, except for the transition method related to the recognition and measurement of TDRs, for which an entity had the option to apply a modified retrospective transition method. Early adoption was permitted.

	January 1, 2023	This guidance did not have a material impact on our consolidated financial statements.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

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

December 31, 2024

1. Nature of Operations and Significant Accounting Policies – (continued)

Long-Duration Insurance Contracts Disclosures

We include disaggregated rollforwards for DAC, the unearned revenue liability, separate account liabilities, policyholder account balances, the liability for future policy benefits, the additional liability for certain benefit features and MRBs. Further, for certain actuarial balances, disclosures are required for the significant inputs, judgments, assumptions and methods used in measurement, including changes in those inputs, judgments and assumptions, and the effect of those changes on measurement.

Amounts from different reportable segments cannot be aggregated for disclosures. Factors to consider in determining the level of aggregation for disclosures include the type of coverage, geography and market or type of customer. We have identified the following levels of aggregation for long-duration insurance contract disclosures.

●	Retirement and Income Solutions:
o	Workplace savings and retirement solutions – Group annuity contracts offered to the plan sponsors of defined contribution plans or defined benefit plans
o	Individual variable annuities – Variable deferred annuities and registered index-linked annuities (“RILAs”) offered to individuals for both qualified and nonqualified retirement savings
o	Pension risk transfer – Single premium group annuities offered to pension plan sponsors and other institutions
o	Individual fixed deferred annuities – An exited business that offered single premium deferred annuity contracts and flexible premium deferred annuities (“FPDAs”) to individuals for both qualified and nonqualified retirement savings
o	Individual fixed income annuities – An exited business that offered single premium immediate annuities (“SPIAs”) and deferred income annuities (“DIAs”) to individuals for both qualified and nonqualified retirement savings; also includes supplementary contracts generated by annuitizations from other individual product lines
o	Investment only – Primarily guaranteed investment contracts (“GICs”) and funding agreements offered to retirement plan sponsors and other institutions
●	Principal Asset Management – International Pension
o	Latin America:
◾	Individual fixed income annuities – SPIAs offered to individuals
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

December 31, 2024

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

December 31, 2024

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

Our commercial and residential mortgage loan portfolios can include loans that have been modified. We assess loan modifications on a case-by-case basis to evaluate whether a change to the valuation allowance and/or write-off is needed. See Note 4, Investments, under the caption “Mortgage Loan Modifications” for further details. Prior to the implementation of authoritative guidance in 2023, we assessed loan modifications to determine if a TDR had occurred. See Note 4, Investments, under the caption “Troubled Debt Restructuring” for further details.

Real estate investments are reported at cost less accumulated depreciation. The initial cost bases of properties acquired through loan foreclosures are the lower of the fair market values of the properties at the time of foreclosure or the outstanding loan balance. Buildings and land improvements are generally depreciated on the straight-line method over the estimated useful life of improvements and tenant improvement costs are depreciated on the straight-line method over the term of the related lease. We recognize impairment losses for properties when indicators of impairment are present and a property’s expected undiscounted cash flows are not sufficient to recover the property’s carrying value. In such cases, the cost basis of the property is reduced to fair value. Real estate expected to be disposed is carried at the lower of cost or fair value, less cost to sell, with valuation allowances established accordingly and depreciation no longer recognized. The carrying amount of real estate held for sale was $219.3 million and $230.6 million as of December 31, 2024 and 2023, respectively. Any impairment losses and any changes in valuation allowances are reported in net income.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

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

December 31, 2024

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

December 31, 2024

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

The component of accumulated other comprehensive income (“AOCI”) related to discontinued cash flow hedges that are no longer highly effective is amortized to the consolidated statements of operations consistent with the net income impacts of the original hedged cash flows. If a cash flow hedge is discontinued because it is probable the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from AOCI into net income.

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

December 31, 2024

1. Nature of Operations and Significant Accounting Policies – (continued)

Participating business represented approximately 2%, 3% and 3% of our life insurance in force and 15%, 16% and 17% of the number of life insurance policies in force as of December 31, 2024, 2023 and 2022, respectively. Participating business represented approximately 15%, 16% and 17% of life insurance premiums for the years ended December 31, 2024, 2023 and 2022, respectively. The amount of dividends to policyholders is declared annually by Principal Life’s Board of Directors. The amount of dividends to be paid to policyholders is determined after consideration of several factors including interest, mortality, morbidity and other expense experience for the year and judgment as to the appropriate level of statutory surplus to be retained by Principal Life. At the end of the reporting period, Principal Life establishes a dividend liability for the pro rata portion of the dividends expected to be paid on or before the next policy anniversary date.

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

December 31, 2024

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

December 31, 2024

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

December 31, 2024

1. Nature of Operations and Significant Accounting Policies – (continued)

Goodwill and Other Intangibles

Goodwill and other intangible assets include the cost of acquired subsidiaries in excess of the fair value of the net tangible assets recorded in connection with acquisitions. Goodwill and indefinite lived intangible assets are not amortized. Rather, they are tested for impairment during the third quarter each year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is tested at the reporting unit level, which is one level below the operating segment, if financial information is prepared and regularly reviewed by management at that level. Once goodwill has been assigned to a reporting unit, it is no longer associated with a particular acquisition; therefore, all of the activities within a reporting unit, whether acquired or organically grown, are available to support the goodwill value.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

2. Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill reported in our segments were as follows:

	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Consolidated

	(in millions)
Balance as of January 1, 2023	$675.9	$892.8	$29.5	$—	$1,598.2
Foreign currency	—	10.3	—	—	10.3
Balance as of December 31, 2023	675.9	903.1	29.5	—	1,608.5
Goodwill from acquisitions (1)	11.3	—	—	—	11.3
Foreign currency	—	(70.1)	—	—	(70.1)
Balance as of December 31, 2024	$687.2	$833.0	$29.5	$—	$1,549.7
(1)	Relates to the acquisition of employee stock ownership plan business from Ascensus within our Retirement and Income Solutions segment.

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

	December 31,
	2024	2023

	(in millions)
Gross carrying value	$1,157.9	$1,215.1
Accumulated amortization	523.1	512.7
Net carrying value	$634.8	$702.4

During 2024 and 2023, we fully amortized other finite lived intangible assets of $18.4 million and $31.2 million, respectively.

The amortization expense for intangible assets with finite useful lives was $66.1 million, $68.6 million and $70.7 million for 2024, 2023 and 2022, respectively. As of December 31, 2024, the estimated amortization expense for the next five years is as follows (in millions):

Year ending December 31:
2025	$60.1
2026	56.1
2027	55.9
2028	40.9
2029	39.6

Indefinite Lived Intangible Assets

The net carrying amount of unamortized indefinite lived intangible assets was $755.1 million and $767.4 million as of December 31, 2024 and 2023, respectively. As of both December 31, 2024 and 2023, $608.0 million relates to investment management contracts associated with our acquisition of WM Advisors, Inc. in 2006. The remaining balance primarily relates to the trade name intangible associated with our acquisition of Administradora de Fondos de Pensiones Cuprum S.A. (“Cuprum”) in 2013.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

3. Variable Interest Entities

We have relationships with various types of entities which may be VIEs. Certain VIEs are consolidated in our financial results. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Consolidation” for further details of our consolidation accounting policies. We did not provide financial or other support to investees designated as VIEs for the periods ended December 31, 2024 and December 31, 2023.

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

Principal Asset Management offers retirement pension schemes in Hong Kong in which we provide trustee, administration and asset management services to employers and employees under the Hong Kong Mandatory Provident Fund and Occupational Retirement Schemes Ordinance pension schemes. The Occupational Retirement Schemes Ordinance pension scheme has various guaranteed and non-guaranteed constituent funds, or investment options, in which customers can invest their money. The guaranteed funds provide either a guaranteed rate of return to the customer or a minimum guarantee on withdrawals under certain qualifying events. We determined the guaranteed funds are VIEs due to the fact the equity holders, as a group, lack the obligation to absorb expected losses due to the guarantee we provide. We concluded we are the primary beneficiary because we have the power to make decisions and to receive benefits and the obligation to absorb losses that could be potentially significant to the VIE. Therefore, we consolidate the underlying assets and liabilities of the funds and present as separate accounts or within the general account, depending on the terms of the guarantee. The guaranteed constituent funds offered under the Hong Kong Mandatory Provident Fund and the Occupational Retirement Schemes Ordinance were closed in the fourth quarter of 2023 and the second quarter of 2024, respectively.

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

December 31, 2024

3. Variable Interest Entities – (continued)

Residential Mortgage Loans

We invest in ABS trusts. The trusts issue various collateralized mortgage obligation certificates and purchase residential mortgage loans. The trusts are considered VIEs due to insufficient equity to sustain themselves. We concluded we are the primary beneficiary as we purchase substantially all of the certificates and have the obligation to absorb losses that could potentially be significant to the VIEs. We deconsolidated trusts in 2023 as we no longer held substantially all of the certificates.

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

Assets and Liabilities of Consolidated Variable Interest Entities

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	December 31, 2024		December 31, 2023
	Total	Total	Total	Total
	assets	liabilities	assets	liabilities

	(in millions)
Mandatory retirement savings funds (1)	$33,130.4	$32,802.2	$35,034.4	$34,688.3
Real estate (2)	814.3	69.4	829.1	63.0
Sponsored investment funds (3)	833.7	160.3	523.8	6.3
Residential mortgage loans (4)	806.5	19.9	874.7	20.9
Asset-backed limited partnership (5)	250.0	—	249.3	—
Total	$35,834.9	$33,051.8	$37,511.3	$34,778.5
(1)	The assets of the mandatory retirement savings funds primarily include separate account assets and equity securities. The liabilities primarily include separate account liabilities.
(2)	The assets of the real estate VIEs primarily include real estate, other investments and cash. Liabilities primarily include other liabilities.
(3)	The assets of sponsored investment funds are primarily fixed maturities, equity securities, certain of which are reported with other investments, commercial mortgage loans and cash. The liabilities primarily include short-term debt, long-term debt and other liabilities. The consolidated statements of financial position included a $309.9 million and $226.4 million redeemable noncontrolling interest for sponsored investment funds as of December 31, 2024 and December 31, 2023, respectively. For certain sponsored investment funds, we have unfunded commitments to the VIE. Unfunded commitments are not liabilities on our consolidated statements of financial position because we are only required to fund additional capital when called upon to do so by the investment manager.
(4)	The assets of the residential mortgage loans VIEs primarily include residential mortgage loans. The liabilities primarily include other liabilities.
(5)	The assets of the asset-backed limited partnership VIE primarily include consumer loans, auto loans, other loans and credit facilities. These assets are reported with cash and cash equivalents,other investments and fixed maturities, trading on the consolidated statements of financial position.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

3. Variable Interest Entities – (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

3. Variable Interest Entities – (continued)

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to
	Asset carrying value	loss (1)

	(in millions)
December 31, 2024
Fixed maturities, available-for-sale:
Corporate	$308.2	$359.7
Residential mortgage-backed pass-through securities	3,674.2	3,881.3
Commercial mortgage-backed securities	5,188.0	5,634.3
Collateralized debt obligations (2)	6,560.4	6,518.7
Other debt obligations	8,904.0	10,580.8
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	9.0	9.0
Commercial mortgage-backed securities	44.2	44.2
Collateralized debt obligations (2)	135.3	135.3
Other debt obligations	210.0	210.0
Equity securities	85.1	85.1
Other investments:
Other limited partnership and fund interests (3)	2,766.4	4,804.6

December 31, 2023
Fixed maturities, available-for-sale:
Corporate	$364.9	$369.8
Residential mortgage-backed pass-through securities	3,061.1	3,199.7
Commercial mortgage-backed securities	4,775.5	5,428.6
Collateralized debt obligations (2)	5,403.7	5,465.4
Other debt obligations	7,902.2	9,002.9
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	10.4	10.4
Commercial mortgage-backed securities	53.1	53.1
Collateralized debt obligations (2)	2.0	2.0
Other debt obligations	228.4	228.4
Equity securities	110.4	110.4
Other investments:
Other limited partnership and fund interests (3)	2,091.7	3,785.9
(1)	Our risk of loss is limited to our initial investment measured at amortized cost excluding portfolio layer method basis adjustments for fixed maturities, available-for-sale, plus any unfunded commitments and/or guarantees and similar provisions for collateralized debt obligations and other debt obligations. Our risk of loss is limited to our investment measured at fair value for our fixed maturities, trading and equity securities. Our risk of loss is limited to our carrying value plus any unfunded commitments and/or guarantees and similar provisions for our other investments. A carrying value of zero is used if distributions have been received in excess of our investment, resulting in a negative carrying value for the investment. Unfunded commitments are not liabilities on our consolidated statements of financial position because we are only required to fund additional equity when called upon to do so by the general partner or investment manager.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(3)	As of December 31, 2024 and December 31, 2023, the maximum exposure to loss for other limited partnership and fund interests includes $236.1 million and $251.9 million, respectively, of debt within certain of our managed international real estate funds that is fully secured by assets whose value exceeds the amount of the debt, but also includes recourse to the investment manager.

Money Market Funds

We are the investment manager for certain money market mutual funds. These types of funds are exempt from assessment under any consolidation model due to a scope exception for money market funds registered under Rule 2a-7 of the Investment Company Act of 1940 or similar funds. As of December 31, 2024 and December 31, 2023, money market mutual funds we manage held $4.5 billion and $3.8 billion in total assets, respectively. We have no contractual obligation to contribute to these funds; however, we provide support through the waiver of fees and through expense reimbursements. The amount of fees waived and expenses reimbursed was insignificant.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

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

Fixed Maturities

The amortized cost, gross unrealized gains and losses, allowance for credit loss and fair value of fixed maturities, available-for-sale were as follows:

		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit
	cost (1)	gains	losses	loss	Fair value

	(in millions)
December 31, 2024
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,937.4	$0.2	$299.7	$—	$1,637.9
Non-U.S. governments	567.3	12.9	84.5	—	495.7
States and political subdivisions	7,207.8	10.4	1,141.7	—	6,076.5
Corporate	38,911.1	509.9	3,699.9	18.5	35,702.6
Residential mortgage-backed pass-through securities	3,881.3	8.7	215.8	—	3,674.2
Commercial mortgage-backed securities	5,634.3	4.6	450.9	—	5,188.0
Collateralized debt obligations (2)	6,518.7	48.0	6.3	—	6,560.4
Other debt obligations	9,446.2	49.9	580.2	0.2	8,915.7
Total excluding portfolio layer method basis adjustment	74,104.1	644.6	6,479.0	18.7	68,251.0
Unallocated portfolio layer method basis adjustment (3)	(55.7)	55.7	—	—	—
Total fixed maturities, available-for-sale	$74,048.4	$700.3	$6,479.0	$18.7	$68,251.0

		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit
	cost (1)	gains	losses	loss	Fair value

	(in millions)
December 31, 2023
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,745.3	$19.3	$235.8	$—	$1,528.8
Non-U.S. governments	550.3	17.3	59.7	—	507.9
States and political subdivisions	7,566.4	44.3	933.9	—	6,676.8
Corporate	38,431.3	578.5	3,195.2	4.6	35,810.0
Residential mortgage-backed pass-through securities	3,199.7	26.0	164.6	—	3,061.1
Commercial mortgage-backed securities	5,428.6	1.2	654.3	—	4,775.5
Collateralized debt obligations (2)	5,386.0	44.9	27.2	—	5,403.7
Other debt obligations	8,473.8	42.1	606.5	0.1	7,909.3
Total fixed maturities, available-for-sale	$70,781.4	$773.6	$5,877.2	$4.7	$65,673.1
(1)	Amortized cost excludes accrued interest receivable of $647.3 million and $619.2 million as of December 31, 2024 and December 31, 2023, respectively.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(3)	Represents unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method. See Note 5, Derivative Financial Instruments, for further details.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

4. Investments – (continued)

The amortized cost and fair value of fixed maturities, available-for-sale as of December 31, 2024, by expected maturity, were as follows:

	Amortized cost (1)	Fair value

	(in millions)
Due in one year or less	$1,383.9	$1,386.9
Due after one year through five years	8,931.7	8,760.2
Due after five years through ten years	10,158.1	9,748.2
Due after ten years	28,149.9	24,017.4
Subtotal	48,623.6	43,912.7
Mortgage-backed and other asset-backed securities	25,480.5	24,338.3
Total	$74,104.1	$68,251.0
(1)	Excludes unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method.

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

	For the year ended December 31,
	2024	2023	2022

	(in millions)
Fixed maturities, available-for-sale	$2,728.5	$2,508.9	$2,100.3
Fixed maturities, trading	49.1	43.3	36.8
Equity securities	68.2	66.3	8.9
Mortgage loans	802.4	761.7	771.7
Real estate	175.1	177.2	277.7
Policy loans	44.1	41.3	36.5
Cash and cash equivalents	267.1	196.6	57.4
Derivatives	94.3	38.6	171.3
Other	491.6	496.1	517.7
Total	4,720.4	4,330.0	3,978.3
Investment expenses	(271.2)	(238.1)	(139.8)
Net investment income	$4,449.2	$4,091.9	$3,838.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

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

	For the year ended December 31,
	2024	2023	2022

	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$13.1	$51.4	$41.5
Gross losses	(61.0)	(141.7)	(191.5)
Net credit losses (1)	(21.7)	(26.2)	(8.9)
Hedging, net (2)	(11.5)	2.2	(0.7)
Fixed maturities, trading (3)	1.6	(8.6)	(13.4)
Equity securities (4)	128.4	64.0	(171.9)
Mortgage loans (5)	(101.3)	(134.5)	(74.6)
Derivatives (2)	14.9	(34.1)	237.0
Other	10.2	155.3	0.4
Net realized capital losses	$(27.3)	$(72.2)	$(182.1)
(1)	Includes credit sales, adjustments to the credit loss valuation allowance, write-offs and recoveries on available-for-sale securities.
(2)	The change in fair value of fixed maturities, available-for-sale and the change in fair value of derivative hedging instruments in fair value hedging relationships are reported in net investment income with the earnings effect of fixed maturities, available-for-sale. Gains (losses) for fixed maturities, available-for-sale related to terminated cash flow hedges continue to be reflected in net realized capital gains (losses).
(3)	Unrealized gains (losses) on fixed maturities, trading still held at the reporting date were $0.7 million, $(9.6) million and $(3.2) million for the years ended December 31, 2024, 2023 and 2022, respectively. This excludes $1.7 million, $2.9 million and $(16.6) million in unrealized gains (losses) for the years ended December 31, 2024, 2023 and 2022, respectively, that were reported in market risk benefit remeasurement (gain) loss and $2.0 million, $6.8 million and $(1.4) million of unrealized gains (losses) for the years ended December 31, 2024, 2023 and 2022, respectively, that were reported in net realized capital gains (losses) on funds withheld assets.
(4)	Unrealized gains (losses) on equity securities still held at the reporting date were $106.9 million, $73.4 million and $(117.1) million for the years ended December 31, 2024, 2023 and 2022, respectively. This excludes $37.9 million, $34.7 million and $(0.7) million of unrealized gains (losses) for the years ended December 31, 2024, 2023 and 2022, respectively, that were reported in net investment income and $0.0 million, $1.7 million and $(1.7) million of unrealized gains (losses) for the years ended December 31, 2024, 2023 and 2022, respectively, that were reported in net realized capital gains (losses) on funds withheld assets.
(5)	Net realized capital gains (losses) on mortgage loans include losses related to the deconsolidation of residential mortgage loan trusts in 2023 and 2022.

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $3,346.4 million, $5,392.7 million and $13,647.0 million in 2024, 2023 and 2022, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

4. Investments – (continued)

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

December 31, 2024

4. Investments – (continued)

A rollforward of the allowance for credit loss by major security type was as follows.

	For the year ended December 31, 2024
					Residential
					mortgage-
					backed	Commercial
	U.S.		States and		pass-	mortgage-	Collateralized	Other
	government	Non-U.S.	political		through	backed	debt	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	obligations (1)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$4.6	$—	$—	$—	$0.1	$4.7
Additions for credit losses not previously recorded	—	—	—	16.1	—	—	—	0.1	16.2
Reductions for securities sold during the period	—	—	—	(0.3)	—	—	—	—	(0.3)
Write-offs charged against allowance	—	—	—	(1.6)	—	—	—	—	(1.6)
Foreign currency translation adjustment	—	—	—	(0.3)	—	—	—	—	(0.3)
Ending balance	$—	$—	$—	$18.5	$—	$—	$—	$0.2	$18.7

Accrued interest written off to net investment income	$—	$—	$—	$1.0	$—	$—	$—	$—	$1.0

	For the year ended December 31, 2023
					Residential
					mortgage-
					backed	Commercial
	U.S.		States and		pass-	mortgage-	Collateralized	Other
	government	Non-U.S.	political		through	backed	debt	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	obligations (1)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$7.7	$—	$—	$—	$0.1	$7.8
Additions for credit losses not previously recorded	—	—	—	8.2	—	—	—	—	8.2
Additional increases (decreases) for credit losses on securities with an allowance recorded in the previous period	—	—	—	(7.5)	—	—	—	—	(7.5)
Write-offs charged against allowance	—	—	—	(3.8)	—	—	—	—	(3.8)
Ending balance	$—	$—	$—	$4.6	$—	$—	$—	$0.1	$4.7

Accrued interest written off to net investment income	$—	$—	$—	$0.1	$—	$—	$—	$—	$0.1

	For the year ended December 31, 2022
					Residential
					mortgage-
					backed	Commercial
	U.S.		States and		pass-	mortgage-	Collateralized	Other
	government	Non-U.S.	political		through	backed	debt	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	obligations (1)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$15.1	$—	$0.3	$—	$0.1	$15.5
Additions for credit losses not previously recorded	—	—	—	5.8	—	—	—	—	5.8
Reductions for securities sold during the period	—	—	—	(8.7)	—	—	—	—	(8.7)
Additional increases (decreases) for credit losses on securities with an allowance recorded in the previous period	—	—	—	(4.2)	—	—	—	—	(4.2)
Write-offs charged against allowance	—	—	—	—	—	(0.3)	—	—	(0.3)
Foreign currency translation adjustment	—	—	—	(0.3)	—	—	—	—	(0.3)
Ending balance	$—	$—	$—	$7.7	$—	$—	$—	$0.1	$7.8
(1)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

During 2022, we did not write off any accrued interest to net investment income.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

4. Investments – (continued)

Available-For-Sale Securities in Unrealized Loss Positions Without an Allowance for Credit Loss

For available-for-sale securities with unrealized losses for which an allowance for credit loss has not been recorded, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	December 31, 2024
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$909.1	$17.4	$810.6	$283.1	$1,719.7	$300.5
Non-U.S. governments	32.9	1.3	308.8	83.2	341.7	84.5
States and political subdivisions	743.2	26.0	4,745.7	1,115.8	5,488.9	1,141.8
Corporate	4,970.7	164.2	20,099.1	3,532.3	25,069.8	3,696.5
Residential mortgage-backed pass- through securities	1,938.4	33.2	1,214.0	182.6	3,152.4	215.8
Commercial mortgage-backed securities	691.7	8.2	3,860.1	442.6	4,551.8	450.8
Collateralized debt obligations (2)	582.2	1.3	29.8	5.0	612.0	6.3
Other debt obligations	1,732.5	21.8	3,698.5	557.2	5,431.0	579.0
Total fixed maturities, available-for-sale	$11,600.7	$273.4	$34,766.6	$6,201.8	$46,367.3	$6,475.2
(1)

Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded. Gross unrealized losses exclude unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method.

(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

Of the total amounts, Principal Life’s consolidated portfolio represented $44,950.7 million in available-for-sale fixed maturities with gross unrealized losses of $6,373.8 million. Of the available-for-sale fixed maturities within Principal Life’s consolidated portfolio in a gross unrealized loss position, 97% were investment grade (rated AAA through BBB-) with an average price of 88 (carrying value/amortized cost) as of December 31, 2024. Gross unrealized losses in our fixed maturities portfolio increased during the year ended December 31, 2024, primarily due to an increase in interest rates, which was partially offset by a tightening of credit spreads.

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 1,747 securities with a carrying value of $10,805.4 million and unrealized losses of $252.3 million reflecting an average price of 98 as of December 31, 2024. Of this portfolio, 96% was investment grade (rated AAA through BBB-) as of December 31, 2024, with associated unrealized losses of $245.4 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

4. Investments – (continued)

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 6,219 securities with a carrying value of $34,145.3 million and unrealized losses of $6,121.5 million as of December 31, 2024. The average credit rating of this portfolio was A with an average price of 85 as of December 31, 2024. Of the $6,121.5 million in unrealized losses, the corporate sector accounts for $3,470.0 million in unrealized losses with an average price of 85 and an average credit rating of BBB+. Furthermore, unrealized losses include $1,108.0 million within the states and political subdivisions sector with an average price of 81 and an average credit rating of AA-; $490.8 million within the collateralized mortgage obligation security sector with an average price of 83 and an average credit rating of AAA; and $441.5 million within the CMBS sector with an average price of 90 and an average credit rating of AA. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, we did not record an allowance for credit loss on these securities as of December 31, 2024. Because it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be at maturity, we did not write down these investments to fair value.

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

December 31, 2024

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

	December 31, 2024	December 31, 2023

	(in millions)
Net unrealized losses on fixed maturities, available-for-sale (1)	$(5,942.5)	$(5,143.0)
Net unrealized gains (losses) on derivative instruments	66.1	(1.6)
Adjustments for assumed changes in amortization patterns	5.1	(5.2)
Adjustments for assumed changes in policyholder liabilities	12.2	1.4
Net unrealized gains (losses) on other investments and noncontrolling interest adjustments	(52.5)	43.1
Provision for deferred income tax benefits	1,270.5	1,088.4
Net unrealized losses on available-for-sale securities and derivative instruments	$(4,641.1)	$(4,016.9)
(1)	Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

4. Investments – (continued)

Financing Receivables

Mortgage Loans

Mortgage loans consist of commercial and residential mortgage loans. Our commercial mortgage loan portfolio consists primarily of non-recourse, fixed rate mortgages on stabilized properties. Our residential mortgage loan portfolio is composed of first lien and home equity mortgages concentrated in Chile and the United States.

Commercial and residential mortgage loans are generally reported at cost adjusted for amortization of premiums and accrual of discounts, computed using the interest method and net of valuation allowances. Amortized cost excludes accrued interest receivable. The amortized cost of our residential mortgage loans also includes basis adjustments related to fair value hedges in a closed portfolio. See Note 5, Derivative Financial Instruments, for further information. Interest income is accrued on the principal amount of the loan based on the loan’s contractual interest rate. Interest income, as well as prepayment of fees and the amortization of the related premium or discount, is reported in net investment income on the consolidated statements of operations. Accrued interest receivable is reported in accrued investment income on the consolidated statements of financial position. Any changes in the loan valuation allowances are reported in net realized capital gains (losses) on the consolidated statements of operations. Further details relating to our valuation allowance are included under the caption “Financing Receivables Valuation Allowance.”

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

4. Investments – (continued)

Credit Quality Information for Financing Receivables

The amortized cost of our financing receivables by credit risk and vintage was as follows:

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Total

	(in millions)
Commercial mortgage loans:
A- and above	$1,182.1	$793.1	$1,234.3	$2,101.3	$1,463.4	$6,594.0	$13,368.2
BBB+ thru BBB-	210.0	393.6	231.6	269.1	180.6	1,217.5	2,502.4
BB+ thru BB-	215.7	143.4	154.3	47.9	40.1	271.7	873.1
B+ and below	—	—	—	—	2.5	326.5	329.0
Total	$1,607.8	$1,330.1	$1,620.2	$2,418.3	$1,686.6	$8,409.7	$17,072.7

Direct financing leases:
A- and above	$1.0	$—	$38.5	$11.0	$33.8	$177.4	$261.7
BBB+ thru BBB-	4.9	1.8	87.3	19.0	52.8	67.0	232.8
BB+ thru BB-	38.8	—	0.5	6.8	3.4	8.5	58.0
B+ and below	3.6	—	—	6.9	—	—	10.5
Total	$48.3	$1.8	$126.3	$43.7	$90.0	$252.9	$563.0

Residential mortgage loans:
Performing	$350.4	$411.5	$970.3	$1,234.9	$196.0	$427.6	$3,590.7
Non-performing	0.5	5.5	6.1	4.8	2.5	5.7	25.1
Total excluding portfolio layer method basis adjustments	$350.9	$417.0	$976.4	$1,239.7	$198.5	$433.3	3,615.8
Unallocated portfolio layer method basis adjustment (1)							(8.4)
Total							$3,607.4

Other loans:
Performing	$84.2	$61.9	$—	$—	$—	$—	$146.1
Non-performing	0.1	—	—	—	—	0.1	0.2
Total	$84.3	$61.9	$—	$—	$—	$0.1	$146.3

Reinsurance recoverable and deposit receivable							$19,493.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

4. Investments – (continued)

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total

	(in millions)
Commercial mortgage loans:
A- and above	$664.8	$1,277.1	$2,364.0	$1,587.3	$1,954.4	$5,576.6	$13,424.2
BBB+ thru BBB-	282.4	356.0	374.8	212.0	337.3	911.7	2,474.2
BB+ thru BB-	110.5	142.2	16.7	2.7	35.2	234.2	541.5
B+ and below	—	—	—	—	83.4	58.5	141.9
Total	$1,057.7	$1,775.3	$2,755.5	$1,802.0	$2,410.3	$6,781.0	$16,581.8

Direct financing leases:
A- and above	$1.1	$122.0	$12.4	$56.7	$1.3	$207.3	$400.8
BBB+ thru BBB-	2.8	23.5	20.8	46.9	11.6	76.3	181.9
BB+ thru BB-	42.2	—	15.6	8.0	—	1.6	67.4
Total	$46.1	$145.5	$48.8	$111.6	$12.9	$285.2	$650.1

Residential mortgage loans:
Performing	$502.3	$1,064.3	$1,341.8	$228.4	$120.8	$421.0	$3,678.6
Non-performing	1.1	4.0	4.9	1.3	2.0	4.6	17.9
Total	$503.4	$1,068.3	$1,346.7	$229.7	$122.8	$425.6	$3,696.5

Other loans:
Performing	$168.5	$—	$—	$—	$—	$—	$168.5
Non-performing	—	—	—	—	—	0.1	0.1
Total	$168.5	$—	$—	$—	$—	$0.1	$168.6

Reinsurance recoverable and deposit receivable							$20,614.9
(1)	Represents unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method. See Note 5, Derivative Financial Instruments, for further details.

The amortized cost of commercial mortgage loans, direct financing leases, residential mortgage loans and other loans excluded accrued interest receivable of $69.2 million, $1.2 million, $12.0 million and $1.3 million, respectively, as of December 31, 2024, and $58.3 million, $1.2 million, $11.4 million and $1.6 million, respectively, as of December 31, 2023.

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

December 31, 2024

4. Investments – (continued)

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

The amortized cost of financing receivables on non-accrual status was as follows:

	December 31, 2024
			Amortized cost
	Beginning	Ending	of nonaccrual
	amortized cost	amortized cost	assets without
	on nonaccrual	on nonaccrual	a valuation
	status	status	allowance

	(in millions)
Commercial mortgage loans	$58.4	$70.5	$—
Residential mortgage loans	10.2	15.6	—
Total	$68.6	$86.1	$—

	December 31, 2023
			Amortized cost
	Beginning	Ending	of nonaccrual
	amortized cost	amortized cost	assets without
	on nonaccrual	on nonaccrual	a valuation
	status	status	allowance

	(in millions)
Commercial mortgage loans	$50.0	$58.4	$—
Residential mortgage loans	17.8	10.2	0.5
Total	$67.8	$68.6	$0.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

4. Investments – (continued)

Interest income recognized on non-accrual financing receivables was as follows:

	For the year ended December 31,
	2024	2023	2022

	(in millions)
Commercial mortgage loans	$0.8	$1.2	$0.9
Residential mortgage loans	0.1	—	—
Total	$0.9	$1.2	$0.9

The aging of our financing receivables, based on amortized cost, was as follows:

	December 31, 2024
							Amortized
							cost
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total (1)	accruing

	(in millions)
Commercial mortgage loans	$70.3	$2.2	$26.3	$98.8	$16,973.9	$17,072.7	$—
Direct financing leases	3.6	—	—	3.6	559.4	563.0	—
Residential mortgage loans (2)	54.4	14.9	23.5	92.8	3,523.0	3,615.8	9.5
Other loans	2.1	1.8	1.6	5.5	140.8	146.3	1.4
Total	$130.4	$18.9	$51.4	$200.7	$21,197.1	$21,397.8	$10.9

	December 31, 2023
							Amortized
							cost
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total (1)	accruing

	(in millions)
Commercial mortgage loans	$7.8	$0.8	$12.5	$21.1	$16,560.7	$16,581.8	$—
Direct financing leases	—	4.1	—	4.1	646.0	650.1	—
Residential mortgage loans	46.0	15.6	16.4	78.0	3,618.5	3,696.5	7.7
Other loans	1.0	0.5	0.7	2.2	166.4	168.6	0.6
Total	$54.8	$21.0	$29.6	$105.4	$20,991.6	$21,097.0	$8.3
(1)	As of both December 31, 2024 and December 31, 2023, no reinsurance recoverables or deposit receivables were considered past due.
(2)	Excludes unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method.

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

December 31, 2024

4. Investments – (continued)

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

December 31, 2024

4. Investments – (continued)

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

A rollforward of our valuation allowance was as follows:

	For the year ended December 31, 2024
		Direct
	Commercial	financing	Residential	Reinsurance
	mortgage loans	leases	mortgage loans	recoverables	Total

	(in millions)
Beginning balance	$128.8	$0.9	$6.7	$3.2	$139.6
Provision	111.5	2.4	—	0.1	114.0
Charge-offs	(51.4)	—	(0.2)	—	(51.6)
Recoveries	—	—	0.9	—	0.9
Foreign currency translation adjustment	(0.3)	(0.3)	(0.1)	—	(0.7)
Ending balance	$188.6	$3.0	$7.3	$3.3	$202.2

	For the year ended December 31, 2023
		Direct
	Commercial	financing	Residential	Reinsurance
	mortgage loans	leases	mortgage loans	recoverables	Total

	(in millions)
Beginning balance	$77.9	$0.6	$5.6	$2.7	$86.8
Provision	51.0	0.3	0.1	0.5	51.9
Charge-offs	—	—	(0.4)	—	(0.4)
Recoveries	—	—	1.4	—	1.4
Foreign currency translation adjustment	(0.1)	—	—	—	(0.1)
Ending balance	$128.8	$0.9	$6.7	$3.2	$139.6

	For the year ended December 31, 2022
		Direct
	Commercial	financing	Residential	Reinsurance
	mortgage loans	leases	mortgage loans	recoverables	Total

	(in millions)
Beginning balance	$43.9	$0.4	$2.0	$2.7	$49.0
Provision	34.0	0.2	1.5	—	35.7
Charge-offs	—	—	(0.2)	—	(0.2)
Recoveries	—	—	2.3	—	2.3
Ending balance	$77.9	$0.6	$5.6	$2.7	$86.8

For the years ended December 31, 2024, 2023 and 2022, no allowance was recorded for other loans.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

4. Investments – (continued)

Mortgage Loans

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. Mortgage loans purchased and sold were as follows:

	For the year ended December 31,
	2024	2023	2022

	(in millions)
Commercial mortgage loans:
Purchased	$126.7	$109.2	$325.4
Sold	148.1	12.1	15.6
Residential mortgage loans:
Purchased (1)	382.6	554.7	1,846.0
Sold	29.1	115.9	535.7
(1)	Includes mortgage loans purchased by residential mortgage loan VIEs in 2023 and 2022.

Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	December 31, 2024		December 31, 2023
	Amortized	Percent	Amortized	Percent
	cost	of total	cost	of total

	($ in millions)
Geographic distribution
New England	$347.2	2.0%	$366.5	2.2%
Middle Atlantic	4,714.9	27.7	4,512.6	27.1
East North Central	591.0	3.5	583.3	3.5
West North Central	394.0	2.3	336.0	2.0
South Atlantic	2,987.7	17.5	2,761.9	16.7
East South Central	417.7	2.4	429.4	2.6
West South Central	1,310.5	7.7	1,268.6	7.7
Mountain	979.5	5.7	824.2	5.0
Pacific	4,851.9	28.4	4,974.4	30.0
International	478.3	2.8	524.9	3.2
Total	$17,072.7	100.0%	$16,581.8	100.0%

Property type distribution
Office	$3,182.9	18.5%	$3,643.0	21.9%
Retail	1,476.9	8.7	1,454.7	8.8
Industrial	4,364.5	25.6	3,515.7	21.2
Apartments	7,220.4	42.3	7,128.2	43.0
Hotel	65.0	0.4	68.6	0.4
Mixed use/other	763.0	4.5	771.6	4.7
Total	$17,072.7	100.0%	$16,581.8	100.0%

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

December 31, 2024

4. Investments – (continued)

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

We did not have any significant mortgage loans that were modified for the years ended December 31, 2024 and 2023.

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

Real Estate

Depreciation expense on invested real estate was $69.5 million, $69.9 million and $66.1 million in 2024, 2023 and 2022, respectively. Accumulated depreciation was $925.2 million and $749.6 million as of December 31, 2024 and 2023, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

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

	December 31,
	2024	2023

	(in millions)
Total assets	$222,907.6	$215,978.7
Total liabilities	87,104.7	100,865.3
Total equity	$135,802.9	$115,113.4
Net investment in unconsolidated entities (1)	$3,965.7	$3,488.7

	For the year ended December 31,
	2024	2023	2022

	(in millions)
Total revenues	$22,609.3	$12,449.3	$44,974.8
Net income (loss)	9,765.6	(2,674.2)	34,322.7
Our share of net income of unconsolidated entities (1)	305.1	314.9	302.2
(1)	Our most significant equity investee is Brasilprev Seguros e Previdencia, a co-managed joint venture in Brazil.

In addition, other investments include direct financing leases and other loans. See the captions “Financing Receivables” and “Financing Receivables Valuation Allowance” for further details related to our valuation of direct financing leases and other loans.

Furthermore, other investments include $1,273.5 million and $1,186.3 million of cash surrender value of company owned life insurance as of December 31, 2024 and 2023, respectively.

Derivative assets are carried at fair value and reported as a component of other investments. See Note 5, Derivative Financial Instruments, for further details. Certain sponsored investment funds are also carried at fair value and reported as a component of other investments, with changes in fair value included in net realized capital gains (losses) on our consolidated statements of operations. The fair value of these funds was $667.7 million and $576.9 million as of December 31, 2024 and 2023, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

4. Investments – (continued)

Securities Posted as Collateral

As of December 31, 2024 and 2023, we posted $6,748.8 million and $6,616.8 million, respectively, in commercial mortgage loans and residential first lien mortgages to satisfy collateral requirements associated with our obligation under funding agreements with Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, as of December 31, 2024 and 2023, we posted $3,636.7 million and $4,139.7 million, respectively, in fixed maturities, available-for-sale and trading securities to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant (“FCM”) agreements, a lending arrangement and our obligation under funding agreements with FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as mortgage loans, fixed maturities, available-for-sale and fixed maturities, trading, respectively, on our consolidated statements of financial position. Of the securities posted as collateral, as of December 31, 2024 and 2023, $206.0 million and $519.9 million, respectively, could be sold or repledged by the secured party.

Balance Sheet Offsetting

Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	assets (1)	instruments (2)	received	Net amount

	(in millions)
December 31, 2024
Derivative assets	$648.2	$(254.8)	$(392.1)	$1.3
Reverse repurchase agreements	120.4	—	(120.4)	—
Total	$768.6	$(254.8)	$(512.5)	$1.3
December 31, 2023
Derivative assets	$304.0	$(178.5)	$(116.7)	$8.8
Reverse repurchase agreements	145.1	—	(145.1)	—
Total	$449.1	$(178.5)	$(261.8)	$8.8
(1)	The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents, respectively, on the consolidated statements of financial position. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

4. Investments – (continued)

Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	liabilities (1)	instruments (2)	pledged	Net amount

	(in millions)
December 31, 2024
Derivative liabilities	$506.0	$(254.8)	$(239.4)	$11.8
December 31, 2023
Derivative liabilities	$494.0	$(178.5)	$(301.1)	$14.4
(1)	The gross amount of recognized derivative liabilities is reported with other liabilities on the consolidated statements of financial position. The above excludes derivative liabilities, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amounts of derivative liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative assets that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative liabilities for presentation on the consolidated statements of financial position.

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

Repurchase and reverse repurchase agreements include provisions to setoff other repurchase and reverse repurchase balances with the same counterparty. Repurchase and reverse repurchase agreements also include collateral provisions with the counterparties. For reverse repurchase agreements we require the counterparties to pledge collateral with a value greater than the amount of cash transferred. We have the right but do not sell or repledge collateral received in reverse repurchase agreements. Repurchase agreements are structured as secured borrowings for all counterparties. We pledge fixed maturities available-for-sale, which the counterparties have the right to sell or repledge. Interest incurred on repurchase agreements is reported as part of operating expenses on the consolidated statements of operations. Net proceeds related to repurchase agreements are reported as a component of financing activities on the consolidated statements of cash flows. We did not have any outstanding repurchase agreements as of December 31, 2024 and December 31, 2023.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

5. Derivative Financial Instruments

Derivatives are generally used to hedge or reduce exposure to market risks associated with assets held or expected to be purchased or sold and liabilities incurred or expected to be incurred. Derivatives are used to change the characteristics of our asset/liability mix consistent with our risk management activities. Derivatives are also used in asset replication and income generation strategies.

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

Interest rate swaps are contracts in which we agree with other parties to exchange, at specified intervals, the difference between fixed rate and/or floating rate interest amounts based upon designated market rates or rate indices and an agreed-upon notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by any party. Cash is paid or received based on the terms of the swap. We use interest rate swaps primarily to more closely match the interest rate characteristics of assets and liabilities and to mitigate the risks arising from timing mismatches between assets and liabilities (including duration mismatches). We use interest rate swaps to hedge against changes in the value of assets we anticipate acquiring and other anticipated transactions and commitments. We use interest rate swaps to hedge against cash variability related to forecasted transactions. Interest rate swaps are used to hedge against changes in the value of the guaranteed minimum withdrawal benefit (“GMWB”) MRB. The GMWB rider on our variable annuity products provides for guaranteed minimum withdrawal benefits regardless of the actual performance of various equity and/or fixed income funds available with the product. Additionally, we utilize interest rate swaps to replicate the returns of floating rate assets.

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

December 31, 2024

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

We use exchange-traded equity futures to hedge against changes in the value of the GMWB MRB and returns credited to policyholder accounts related to our RILA products. We have used equity futures to hedge the economic exposure to certain fund closures in process.

We use equity total return swaps to hedge for income enhancement. Total return swaps are contracts in which we agree with other parties to periodically exchange the total return on a referenced security for an agreed-upon reference rate or spread based on specified notional amounts.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

5. Derivative Financial Instruments – (continued)

We also use credit total return swaps for income enhancement. In the case of a predefined credit event, total return swaps require the total return receiver to pay for the decline in the price of the referenced security.

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

We posted $533.7 million and $544.2 million in cash and securities under collateral arrangements as of December 31, 2024 and December 31, 2023, respectively, to satisfy collateral and initial margin requirements associated with our derivative credit support agreements and FCM agreements.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

5. Derivative Financial Instruments – (continued)

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of December 31, 2024 and December 31, 2023, was $472.3 million and $482.3 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral provisions, we posted collateral and initial margin of $533.7 million and $544.2 million as of December 31, 2024 and December 31, 2023, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2024, we would be required to post up to an additional $95.7 million of collateral to our counterparties.

As of December 31, 2024 and December 31, 2023, we had received $358.9 million and $103.3 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

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

	December 31, 2024	December 31, 2023

	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$60,776.6	$57,792.2
Interest rate options	4,735.0	4,498.4
Interest rate forwards	2,125.6	1,990.8
Interest rate futures	845.0	1,205.0
Foreign exchange contracts:
Currency swaps	2,883.8	2,105.8
Currency forwards	981.2	1,062.5
Equity contracts:
Equity options	4,380.1	2,331.3
Equity futures	852.5	568.4
Total return swaps	775.3	—
Credit contracts:
Credit default swaps	375.0	305.0
Total return swaps	250.0	—
Other contracts:
Embedded derivatives	22,592.0	22,511.7
Total notional amounts at end of period	$101,572.1	$94,371.1

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$10.0	$42.9
Interest rate options	28.1	37.0
Interest rate forwards	—	4.2
Foreign exchange contracts:
Currency swaps	191.4	120.9
Currency forwards	7.6	20.8
Equity contracts:
Equity options	388.1	83.8
Total return swaps	20.8	—
Credit contracts:
Credit default swaps	4.0	4.7
Total return swaps	14.3	—
Total gross credit exposure	664.3	314.3
Less: collateral received	450.3	148.7
Net credit exposure	$214.0	$165.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

5. Derivative Financial Instruments – (continued)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023

	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$—	$9.0	$83.0	$72.6
Foreign exchange contracts	170.4	84.6	20.7	39.6
Total derivatives designated as hedging instruments	$170.4	$93.6	$103.7	$112.2

Derivatives not designated as hedging instruments
Interest rate contracts	$35.4	$70.3	$246.9	$284.3
Foreign exchange contracts	20.0	51.9	34.8	22.2
Equity contracts	405.0	83.8	119.8	74.2
Credit contracts	17.4	4.6	1.0	1.1
Other contracts	—	—	(2,436.1)	(2,451.6)
Total derivatives not designated as hedging instruments	477.8	210.6	(2,033.6)	(2,069.8)

Total derivative instruments	$648.2	$304.2	$(1,929.9)	$(1,957.6)
(1)	The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.
(2)	The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivatives with a net liability fair value of $578.4 million and $115.5 million as of December 31, 2024 and December 31, 2023, respectively, are reported with contractholder funds on the consolidated statements of financial position. Embedded derivatives with a net (asset) liability fair value of $(3,014.5) million and $(2,567.1) million as of December 31, 2024 and December 31, 2023, respectively, are reported with funds withheld payable on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also may have purchased credit protection with identical underlyings to certain of our sold protection transactions. As of December 31, 2024 and December 31, 2023, we did not purchase credit protection relating to our sold protection transactions. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

5. Derivative Financial Instruments – (continued)

The following tables show our derivative protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	December 31, 2024
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)

	(in millions)
Single name credit default swaps
Corporate debt
A	$40.0	$0.2	$40.0	0.5
BBB	160.0	3.6	160.0	2.1
Sovereign
A	20.0	0.1	20.0	0.5
Total single name credit default swaps	220.0	3.9	220.0	1.7

Single name total return swaps
Government/municipalities
AAA	40.0	2.3	40.0	30.6
AA	130.0	6.4	130.0	26.5
A	80.0	4.8	80.0	30.7
Total single name total return swaps	250.0	13.5	250.0	28.5

Total credit derivatives sold	$470.0	$17.4	$470.0	15.9

	December 31, 2023
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)

	(in millions)
Single name credit default swaps
Corporate debt
A	$40.0	$0.3	$40.0	1.5
BBB	140.0	3.8	140.0	3.0
BB	20.0	0.2	20.0	3.5
Sovereign
A	20.0	0.2	20.0	1.5
Total credit derivatives sold	$220.0	$4.5	$220.0	2.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

5. Derivative Financial Instruments – (continued)

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

			Cumulative amount of fair
			value hedging basis adjustment
Line item in the consolidated statements			increase/(decrease) included in the
of financial position in which the	Carrying amount of hedged item		carrying amount of the hedged item
hedged item is included	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023

	(in millions)
Fixed maturities, available-for-sale (1):
Active hedging relationships	$3,208.4	$3,510.1	$(33.1)	$(87.0)
Discontinued hedging relationships	528.6	304.7	(7.0)	(5.2)
Total fixed maturities, available-for-sale in active or discontinued hedging relationships	$3,737.0	$3,814.8	$(40.1)	$(92.2)

Mortgage loans (2):
Active hedging relationships	$1,707.1	$—	$(8.4)	$—
Total mortgage loans in active or discontinued hedging relationships	$1,707.1	$—	$(8.4)	$—

Investment contracts:
Active hedging relationships	$2,769.6	$300.5	$(22.0)	$0.4
Total investment contracts in active or discontinued hedging relationships	$2,769.6	$300.5	$(22.0)	$0.4
(1)	These amounts include the amortized cost basis of closed portfolios used to designate portfolio layer hedging relationships in which the hedged layer amount is expected to remain at the end of the hedging relationship. As of December 31, 2024 and December 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $2,849.3 million and $3,178.5 million, respectively, the cumulative basis adjustments associated with these hedging relationships was $(55.7) million and $(62.2) million, respectively, and the amount of the designated hedged items were $1,160.0 million and $1,395.0 million, respectively.
(2)	These amounts include the amortized cost basis of closed portfolios used to designate portfolio layer hedging relationships in which the hedged layer amount is expected to remain at the end of the hedging relationship. As of December 31, 2024 and December 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $1,707.1 million and $0.0 million, respectively, the cumulative basis adjustments associated with these hedging relationships was $(8.4) million and $0.0 million, respectively, and the amount of the designated hedged items were $220.0 million and $0.0 million, respectively.

For the years ended December 31, 2024, 2023 and 2022, $(0.9) million, $(1.8) million and $0.0 million, respectively, of the derivative instruments’ gains (losses) were excluded from the assessment of hedge effectiveness.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

5. Derivative Financial Instruments – (continued)

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

We use bond forwards and floating-to-fixed rate interest rate swaps to hedge forecasted transactions.

The net interest effect of interest rate swap and currency swap transactions for derivatives in cash flow hedges is recorded as an adjustment to income or expense of the underlying hedged item in our consolidated statements of operations.

The maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 2.2 years. As of December 31, 2024, we had $10.8 million of net losses reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from AOCI into net income.

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of financial position.

		Amount of gain (loss) recognized in AOCI on derivatives
Derivatives in cash flow		for the year ended December 31,
hedging relationships	Related hedged item	2024	2023	2022

		(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$(10.8)	$30.4	$(102.1)
Interest rate contracts	Investment contracts	(9.0)	(11.0)	15.9
Foreign exchange contracts	Fixed maturities, available-for-sale	92.2	(64.0)	84.2
Total		$72.4	$(44.6)	$(2.0)

We expect to reclassify net gains of $28.1 million from AOCI into net income in the next twelve months, which includes both net deferred gains on discontinued hedges and net gains on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

5. Derivative Financial Instruments – (continued)

Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations

The following tables show the effect of derivatives in fair value and cash flow hedging relationships and the related hedged items on the consolidated statements of operations.

	For the year ended December 31, 2024
			Benefits,
	Net investment	Net realized	claims and
	income related	capital gains	settlement
	to hedges	(losses) related to	expenses
	of fixed	hedges of fixed	related to
	maturities,	maturities,	hedges of
	available-for-sale	available-	investment
	and mortgage loans	for-sale	contracts

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$4,449.2	$(27.3)	$8,072.6

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Loss recognized on hedged item	$(4.0)	$—	$(22.3)
Gain recognized on derivatives	6.1	—	25.8
Amortization of hedged item basis adjustments	2.6	—	—
Amounts related to periodic settlements on derivatives	59.0	—	(23.4)

Foreign exchange contracts:
Loss recognized on hedged item	—	(11.7)	—
Gain recognized on derivatives	—	11.7	—
Amounts related to periodic settlements on derivatives	3.1	—	—
Total gain (loss) recognized for fair value hedging relationships	$66.8	$—	$(19.9)

Gains on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$3.4	$—	$(0.2)
Gain reclassified from AOCI as a result that a forecasted transaction is no longer probable of occurring	—	0.5	—
Amounts related to periodic settlements on derivatives	—	—	9.8

Foreign exchange contracts:
Loss reclassified from AOCI on derivatives	—	(0.2)	—
Amounts related to periodic settlements on derivatives	26.1	—	—
Total gain recognized for cash flow hedging relationships	$29.5	$0.3	$9.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

5. Derivative Financial Instruments – (continued)

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

December 31, 2024

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

	Amount of gain recognized
	in AOCI on derivatives
	for the year ended December 31,
Derivatives in net investment hedging relationships	2024	2023	2022

	(in millions)
Foreign exchange contracts	$3.5	$(0.7)	$1.5
Total	$3.5	$(0.7)	$1.5

No gains or losses on net investment hedges were reclassified from AOCI into net realized capitals gains (losses) for the years ended December 31, 2024, 2023 and 2022.

Derivatives Not Designated as Hedging Instruments

We use futures, certain swaptions and swaps, option collars, options and forwards in effective economic hedges that have not been designated as hedges for financial reporting purposes. As such, periodic changes in the market value of these instruments, which includes mark-to-market gains and losses as well as periodic and final settlements, primarily flow directly into net realized capital gains (losses) on the consolidated statements of operations. However, the change in fair value of the funds withheld embedded derivative is separately reported on the consolidated statements of operations. Additionally, mark-to-market gains and losses as well as periodic and final settlements for derivatives used to hedge market risk benefits are reported in market risk benefit (gain) loss on the consolidated statements of operations.

The following table shows the effect of derivatives not designated as hedging instruments, including fair value changes of embedded derivatives that have been bifurcated from the host contract, on the consolidated statements of operations and are net of amounts on funds withheld invested assets that are passed directly to the reinsurer. See Note 12, Reinsurance, for further details.

	Amount of gain (loss) recognized in
	net income on derivatives for the
	year ended December 31,
Derivatives not designated as hedging instruments	2024	2023	2022

	(in millions)
Interest rate contracts	$(159.6)	$(61.4)	$(317.7)
Foreign exchange contracts	(30.4)	(40.0)	83.7
Equity contracts	55.0	(144.1)	20.7
Credit contracts	16.3	4.1	0.1
Other contracts (1)	(15.5)	(1,154.9)	3,682.3
Total	$(134.2)	$(1,396.3)	$3,469.1
(1)	Includes the change in fair value of the funds withheld embedded derivative.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

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

A policyholder dividend obligation (“PDO”) is required to be established for higher than expected earnings in the Closed Block that will need to be paid as dividends unless future performance of the Closed Block is less favorable than originally expected. A model of the Closed Block was established to produce the pattern of expected earnings, assets and liabilities in the Closed Block. These projections are utilized to determine ratios that will allow us to compare actual cumulative earnings to expected cumulative earnings and determine the amount of the PDO. As of December 31, 2024 and 2023, the PDO was $0.0 million and $0.0 million, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

6. Closed Block – (continued)

Closed Block liabilities and assets designated to the Closed Block were as follows:

	December 31, 2024	December 31, 2023

	(in millions)
Closed Block liabilities
Future policy benefits and claims	$2,850.0	$2,982.9
Other policyholder funds	4.4	5.1
Policyholder dividends payable	155.1	157.2
Income taxes currently payable	1.3	4.0
Other liabilities	27.6	23.2
Total Closed Block liabilities	3,038.4	3,172.4

Assets designated to the Closed Block
Fixed maturities, available-for-sale	1,752.0	1,766.7
Fixed maturities, trading	0.7	2.0
Equity securities	0.9	0.9
Mortgage loans	413.3	469.5
Policy loans	353.6	379.9
Other investments	61.2	61.2
Total investments	2,581.7	2,680.2
Cash and cash equivalents	—	6.1
Accrued investment income	32.3	32.6
Reinsurance recoverable and deposit receivable	3.5	3.5
Premiums due and other receivables	—	3.4
Deferred tax asset	51.6	52.1
Other assets	2.0	5.3
Total assets designated to the Closed Block	2,671.1	2,783.2
Excess of Closed Block liabilities over assets designated to the Closed Block	367.3	389.2
Amounts included in accumulated other comprehensive income	(66.2)	(69.6)
Maximum future earnings to be recognized from Closed Block assets and liabilities	$301.1	$319.6

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

6. Closed Block – (continued)

Closed Block revenues and expenses were as follows:

	For the year ended December 31,
	2024	2023	2022

	(in millions)
Revenues
Premiums and other considerations	$153.0	$166.1	$178.0
Net investment income	130.6	127.3	129.1
Net realized capital losses	(11.2)	(10.0)	(21.2)
Total revenues	272.4	283.4	285.9

Expenses
Benefits, claims and settlement expenses	151.1	161.6	184.3
Dividends to policyholders	97.4	86.8	92.5
Operating expenses	1.9	2.6	2.2
Total expenses	250.4	251.0	279.0
Closed Block revenues, net of Closed Block expenses, before income taxes	22.0	32.4	6.9
Income taxes	4.2	6.1	0.7
Closed Block revenues, net of Closed Block expenses and income taxes	17.8	26.3	6.2
Funding adjustments and other transfers	0.7	(1.4)	28.5
Closed Block revenues, net of Closed Block expenses, income taxes and funding adjustments	$18.5	$24.9	$34.7

The change in maximum future earnings of the Closed Block was as follows:

	For the year ended December 31,
	2024	2023	2022

	(in millions)
Beginning of year	$319.6	$344.5	$379.2
End of year	301.1	319.6	344.5
Change in maximum future earnings	$(18.5)	$(24.9)	$(34.7)

Principal Life charges the Closed Block with U.S. federal income taxes, payroll taxes, state and local premium taxes and other state or local taxes, licenses and fees as provided in the plan of reorganization.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

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

DAC amortization expense of $392.5 million, $389.8 million and $386.9 million related to our long-duration and short-duration contracts was recorded in operating expenses on the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022, respectively.

The following tables summarize disaggregated DAC amounts and reconcile the totals to those reported in the consolidated statements of financial position.

	December 31, 2024	December 31, 2023

	(in millions)
Retirement and Income Solutions:
Workplace savings and retirement solutions	$515.5	$506.4
Individual variable annuities	323.4	279.5
Pension risk transfer	21.1	15.4
Individual fixed deferred annuities	84.2	106.1
Investment only	13.0	11.5
Total Retirement and Income Solutions	957.2	918.9
Benefits and Protection:
Specialty Benefits:
Individual disability	696.9	667.7
Life Insurance:
Universal life	1,527.7	1,545.3
Term life	710.8	695.1
Participating life	77.8	84.7
Total Benefits and Protection	3,013.2	2,992.8
Short-duration contracts	30.6	31.1
Other balances (1)	5.9	7.7
Total DAC per consolidated statements of financial position	$4,006.9	$3,950.5
(1)	Includes insignificant balances for long-duration contracts.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

7. Deferred Acquisition Costs and Other Actuarial Balances – (continued)

Retirement and Income Solutions

The balances and changes in DAC were as follows:

	Workplace			Individual
	savings and	Individual	Pension	fixed
	retirement	variable	risk	deferred	Investment
	solutions	annuities	transfer	annuities	only

	(in millions)
Balances as of January 1, 2023	$498.0	$278.0	$8.1	$131.0	$14.9
Costs deferred	48.1	27.4	7.9	—	1.3
Amortized to expense	(39.7)	(25.9)	(0.6)	(24.9)	(4.7)
Balances as of December 31, 2023	506.4	279.5	15.4	106.1	11.5
Costs deferred	47.7	72.7	6.6	—	6.5
Amortized to expense	(38.6)	(28.8)	(0.9)	(21.9)	(5.0)
Balances as of December 31, 2024	$515.5	$323.4	$21.1	$84.2	$13.0

Benefits and Protection

The balances and changes in DAC were as follows:

	Specialty Benefits	Life Insurance
	Individual
	disability	Universal life	Term life	Participating life

	(in millions)
Balances as of January 1, 2023	$626.1	$1,569.7	$685.7	$93.0
Costs deferred	86.7	70.7	71.3	1.4
Amortized to expense	(45.1)	(95.1)	(61.9)	(9.7)
Balances as of December 31, 2023	667.7	1,545.3	695.1	84.7
Costs deferred	79.0	76.7	78.3	1.7
Amortized to expense	(49.8)	(94.3)	(62.6)	(8.6)
Balances as of December 31, 2024	$696.9	$1,527.7	$710.8	$77.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

7. Deferred Acquisition Costs and Other Actuarial Balances – (continued)

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

	December 31, 2024	December 31, 2023

	(in millions)
Benefits and Protection – Life Insurance:
Universal life	$510.1	$485.5
Other balances (1)	5.3	7.2
Total unearned revenue liability	$515.4	$492.7
(1)	Includes insignificant balances for long-duration contracts.

Benefits and Protection

The balances and changes in the unearned revenue liability for Life Insurance – Universal life contracts were as follows:

	For the year ended	For the year ended
	December 31, 2024	December 31, 2023

	(in millions)
Balance at beginning of period	$485.5	$459.0
Deferrals	56.1	56.3
Revenue recognized	(31.5)	(29.8)
Balance at end of period	510.1	485.5
Reinsurance impact	(220.8)	(225.1)
Balance at end of period after reinsurance	$289.3	$260.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

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

As of December 31, 2024 and December 31, 2023, the separate accounts included a separate account valued at $79.8 million and $88.2 million, respectively, which primarily included shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

8. Separate Account Balances – (continued)

Separate Account Assets

The aggregate fair value of assets, by major investment category, supporting separate accounts were as follows:

	December 31, 2024	December 31, 2023

	(in millions)
Fixed maturities:
U.S. government and agencies	$7,537.1	$8,467.3
Non-U.S. governments	8,461.5	8,522.3
States and political subdivisions	170.1	205.1
Corporate	12,590.9	13,386.4
Residential mortgage-backed pass-through securities	3,746.0	4,126.1
Commercial mortgage-backed securities	201.4	221.1
Other debt obligations	594.1	575.6
Total fixed maturities	33,301.1	35,503.9
Equity securities	126,575.0	118,073.7
Real estate	441.3	494.6
Other investments	8,160.2	9,436.2
Cash and cash equivalents	4,021.7	3,332.8
Other assets	827.8	764.4
Total separate account assets per consolidated statements of financial position	$173,327.1	$167,605.6

Separate Account Liabilities

The following tables summarize disaggregated separate account liability amounts and reconcile the totals to separate account liabilities reported in the consolidated statements of financial position.

	December 31, 2024	December 31, 2023

	(in millions)
Retirement and Income Solutions:
Group retirement contracts	$125,103.1	$117,518.5
Individual variable annuities	8,334.9	9,131.9
Total Retirement and Income Solutions	133,438.0	126,650.4
Principal Asset Management – International Pension:
Latin America:
Pension	32,802.2	34,580.6
Asia:
Guaranteed pension (1)	—	144.2
Total Principal Asset Management – International Pension	32,802.2	34,724.8
Benefits and Protection - Life Insurance:
Universal life	6,806.7	5,982.5
Other balances (2)	280.2	247.9
Total separate account liabilities per consolidated statements of financial position	$173,327.1	$167,605.6
(1)	The guaranteed constituent funds in Asia closed in the fourth quarter of 2023 and the second quarter of 2024.
(2)	Includes insignificant balances for long-duration contracts.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

8. Separate Account Balances – (continued)

Retirement and Income Solutions

The balances and the changes in separate account liabilities were as follows:

	For the year ended		For the year ended
	December 31, 2024		December 31, 2023
	Group	Individual	Group	Individual
	retirement	variable	retirement	variable
	contracts	annuities	contracts	annuities

	(in millions)
Balance at beginning of period	$117,518.5	$9,131.9	$107,240.1	$8,659.0
Premiums and deposits (1)	16,573.1	344.5	11,379.0	328.5
Policy charges	(365.6)	(197.6)	(366.0)	(204.5)
Surrenders, withdrawals and benefit payments (1)	(19,191.4)	(1,977.7)	(13,916.8)	(1,018.2)
Investment performance	14,632.1	1,079.0	15,820.7	1,315.1
Net transfers (to) from general account (1)	(4,148.3)	(2.1)	(2,461.1)	30.4
Other (2)	84.7	(43.1)	(177.4)	21.6
Balance at end of period	$125,103.1	$8,334.9	$117,518.5	$9,131.9

Cash surrender value (3)	$123,965.4	$8,219.1	$116,522.1	$9,011.5
(1)

Within the policyholder account balances rollforwards in Note 9, Contractholder Funds, amounts in these lines for Individual variable annuities and Workplace savings and retirement solutions included in Group retirement contracts are reflected in net transfers from (to) separate account.

(2)	Includes amounts to be settled between the separate account and general account due to the timing of trade settlements as of the reporting date.
(3)	Cash surrender value represents the amount of the contractholders’ account balances distributable at the end of the reporting period less surrender charges.

Principal Asset Management – International Pension

The balances and the changes in separate account liabilities were as follows:

	For the year ended		For the year ended
	December 31, 2024		December 31, 2023
	Latin America	Asia	Latin America	Asia
		Guaranteed		Guaranteed
	Pension	pension	Pension	pension

	(in millions)
Balance at beginning of period	$34,580.6	$144.2	$33,316.7	$915.0
Premiums and deposits	3,347.7	31.9	3,628.6	217.2
Policy charges	(16.6)	(1.2)	(17.8)	(16.9)
Surrenders, withdrawals and benefit payments (1)	(3,638.0)	(142.8)	(4,191.7)	(1,006.8)
Investment performance	2,890.1	3.3	2,733.7	37.7
Other (2)	22.8	(35.3)	7.6	(0.3)
Foreign currency translation adjustment	(4,384.4)	(0.1)	(896.5)	(1.7)
Balance at end of period	$32,802.2	$—	$34,580.6	$144.2

Cash surrender value	$32,802.2	$—	$34,580.6	$144.2
(1)	Includes amounts related to the closure of guaranteed constituent funds in Asia in the fourth quarter of 2023 and the second quarter of 2024.
(2)	Includes the removal of insignificant balances for non-guaranteed investment options in Asia from the rollforward in 2024.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

8. Separate Account Balances – (continued)

Benefits and Protection

The balances and the changes in separate account liabilities for Life Insurance – Universal life were as follows:

	For the year ended	For the year ended
	December 31, 2024	December 31, 2023

	(in millions)
Balance at beginning of period	$5,982.5	$5,011.0
Premiums and deposits (1)	557.2	532.1
Policy charges	(132.7)	(129.0)
Surrenders, withdrawals and benefit payments (1)	(492.2)	(342.1)
Investment performance	880.5	902.8
Net transfers (to) from general account (1)	11.4	7.7
Balance at end of period	$6,806.7	$5,982.5

Cash surrender value (2)	$6,869.5	$6,041.9
(1)	Within the policyholder account balances rollforwards in Note 9, Contractholder Funds, amounts in these lines are reflected in net transfers from (to) separate account.
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

	December 31, 2024	December 31, 2023

	(in millions)

Retirement and Income Solutions:
Workplace savings and retirement solutions	$13,982.8	$12,721.5
Individual variable annuities	1,746.0	514.2
Individual fixed deferred annuities	4,462.3	5,538.3
Total Retirement and Income Solutions	20,191.1	18,774.0
Benefits and Protection – Life Insurance:
Universal life	6,930.4	6,910.4
Corporate:
Inter-segment eliminations	(361.2)	(362.2)
Total policyholder account balances for contracts with significant insurance risk or investment contracts with significant fee revenue	26,760.3	25,322.2

Reconciling items:
Investment contracts without significant fee revenue (1)	15,805.8	15,784.5
Embedded derivatives and other balances (2)	533.5	394.4
Total contractholder funds per consolidated statements of financial position	$43,099.6	$41,501.1
(1)

Includes GICs, funding agreements, individual fixed income annuities and guaranteed pension contracts. These contracts are not included within the disaggregated rollforward or guaranteed minimum interest rate (“GMIR”) disclosures below.

(2)

Includes insignificant balances for long-duration contracts, embedded derivative (assets) liabilities, including associated host contract (asset) liability adjustments, and amounts that are not accrued to the benefit of the contractholder and, therefore, are not included within the disaggregated rollforward or GMIR disclosures below. Refer to Note 18, Fair Value Measurements, for details on the changes in Level 3 fair value measurements of embedded derivatives.

GICs and Funding Agreements

Our GICs and funding agreements contain provisions limiting or prohibiting early surrenders, which typically include penalties for early surrenders, minimum notice requirements or, in the case of funding agreements with survivor options, minimum pre-death holding periods and specific maximum amounts.

Funding agreements include those issued directly to nonqualified institutional investors and those issued to the FHLB Des Moines under their membership funding programs. As of December 31, 2024 and 2023, $3,976.5 million and $3,981.8 million, respectively, of liabilities were outstanding with respect to issuances under the program with FHLB Des Moines. In addition, we have five separate programs where the funding agreements have been issued directly or indirectly to unconsolidated special purpose entities. Claims for principal and interest under funding agreements are afforded equal priority to claims of life insurance and annuity policyholders under insolvency provisions of Iowa Insurance Laws.

Principal Life was authorized to issue up to $4.0 billion of funding agreements under a program established in 1998 to support the prospective issuance of medium term notes by an unaffiliated entity in non-U.S. markets. As of December 31, 2024 and 2023, $75.8 million and $75.9 million, respectively, of liabilities were outstanding with respect to the issuance outstanding under this program.

In addition, Principal Life was authorized to issue up to $7.0 billion of funding agreements under a program established in 2001 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. The unaffiliated entity is an unconsolidated special purpose entity. As of December 31, 2024 and 2023, $202.0 million and $201.9 million, respectively, of liabilities were being held with respect to issuances outstanding under this program. Principal Life does not anticipate any new issuance activity under this program, given our December 2005 termination of the dealership agreement for this program and the availability of the program established in 2011 described below.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

9. Contractholder Funds – (continued)

Additionally, Principal Life was authorized to issue up to $5.0 billion of funding agreements under a program that was originally established in 2011 to support the prospective issuance of medium term notes by an unaffiliated entity in both domestic and international markets. The unaffiliated entity is an unconsolidated special purpose entity. In June 2015, this program was amended to authorize issuance of up to an additional $4.0 billion. In November 2017, this program was amended to authorize issuance of up to an additional $4.0 billion. In February 2021, this program was amended to authorize issuance of up to an additional $4.0 billion. In November 2023, this program was amended to authorize issuance of up to an additional $4.0 billion. As of December 31, 2024 and 2023, $8,335.8 million and $8,072.6 million, respectively, of liabilities were being held with respect to issuances outstanding under this program. Principal Life’s payment obligations on each funding agreement issued under this program are guaranteed by PFG. The program established in 2011 is not registered with the United States Securities and Exchange Commission (“SEC”).

Policyholder Account Balances

Retirement and Income Solutions

The changes in policyholder account balances were as follows:

	For the year ended December 31, 2024			For the year ended December 31, 2023
	Workplace	Workplace
	savings and	Individual	Individual	savings and	Individual	Individual
	retirement	variable	fixed deferred	retirement	variable	fixed deferred
	solutions	annuities	annuities (1)	solutions	annuities	annuities (1)

	($ in millions)
Balance at beginning of period	$12,721.5	$514.2	$5,538.3	$12,154.7	$381.4	$7,228.3
Premiums and deposits	4,945.1	1,686.5	43.2	4,441.7	586.7	36.8
Policy charges	(36.7)	—	—	(31.6)	—	—
Surrenders, withdrawals and benefit payments	(3,791.8)	(2,098.2)	(1,255.7)	(4,356.6)	(1,123.0)	(1,888.4)
Net transfers from (to) separate account (2)	(220.5)	1,635.3	—	264.8	659.3	—
Interest credited	395.9	8.0	136.5	280.2	9.8	161.6
Other	(30.7)	0.2	—	(31.7)	—	—
Balance at end of period	$13,982.8	$1,746.0	$4,462.3	$12,721.5	$514.2	$5,538.3

Weighted-average crediting rate (3)	3.26%	3.39%	3.09%	2.54%	3.22%	2.84%
Cash surrender value (4)	$12,524.6	$1,778.7	$4,208.5	$11,211.9	$512.6	$5,434.4
(1)	We use the deposit method of accounting for the reinsurance of this exited business.
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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

9. Contractholder Funds – (continued)

Benefits and Protection

The changes in policyholder account balances for Life Insurance – Universal life were as follows:

	For the year ended	For the year ended
	December 31, 2024	December 31, 2023

	($ in millions)
Balance at beginning of period	$6,910.4	$6,947.9
Premiums and deposits	1,283.7	1,260.5
Policy charges	(877.1)	(858.1)
Surrenders, withdrawals and benefit payments	(591.7)	(483.6)
Net transfers from (to) separate account (1)	(76.4)	(197.7)
Interest credited	282.6	242.1
Other	(1.1)	(0.7)
Balance at end of period	6,930.4	6,910.4
Reinsurance impact	(3,232.8)	(3,396.8)
Balance at end of period after reinsurance	$3,697.6	$3,513.6

Weighted-average crediting rate (2)	4.13%	4.01%
Net amount at risk (3)	$86,141.3	$86,671.0
Cash surrender value (4)	$6,052.5	$5,953.0
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

December 31, 2024

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

	December 31, 2024
	Excess of crediting rates over GMIR
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total

	(in millions)
Retirement and Income Solutions
Workplace savings and retirement solutions
Up to 1.00%	$—	$—	$—	$1,041.7	$445.2	$1,486.9
1.01% - 2.00%	3,727.0	—	—	1,056.3	—	4,783.3
2.01% - 3.00%	4.6	186.9	1.8	2,900.0	2,740.1	5,833.4
3.01% - 4.00%	7.6	—	—	—	—	7.6
4.01% and above	13.9	—	—	—	—	13.9
Subtotal	3,753.1	186.9	1.8	4,998.0	3,185.3	12,125.1
No GMIR						1,857.7
Total						$13,982.8

Individual variable annuities
Up to 1.00%	$19.2	$—	$—	$—	$—	$19.2
1.01% - 2.00%	3.8	—	—	—	—	3.8
2.01% - 3.00%	231.5	—	—	—	—	231.5
3.01% - 4.00%	—	—	—	—	—	—
4.01% and above	—	—	—	—	—	—
Subtotal	254.5	—	—	—	—	254.5
No GMIR						1,491.5
Total						$1,746.0

Individual fixed deferred annuities
Up to 1.00%	$213.1	$27.5	$56.0	$196.9	$1,093.2	$1,586.7
1.01% - 2.00%	78.8	0.3	4.8	48.2	7.4	139.5
2.01% - 3.00%	2,416.4	—	—	—	—	2,416.4
3.01% - 4.00%	142.0	—	—	—	—	142.0
4.01% and above	—	—	—	—	—	—
Subtotal	2,850.3	27.8	60.8	245.1	1,100.6	4,284.6
No GMIR						177.7
Total						$4,462.3

Benefits and Protection – Life Insurance
Universal life
Up to 1.00%	$—	$—	$1.5	$14.9	$4.9	$21.3
1.01% - 2.00%	268.6	—	424.0	518.6	452.3	1,663.5
2.01% - 3.00%	646.0	632.2	771.9	368.7	6.3	2,425.1
3.01% - 4.00%	1,559.7	56.7	34.5	105.4	7.0	1,763.3
4.01% and above	23.5	2.5	7.0	18.9	—	51.9
Subtotal	2,497.8	691.4	1,238.9	1,026.5	470.5	5,925.1
No GMIR						1,005.3
Total						$6,930.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

9. Contractholder Funds – (continued)

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

December 31, 2024

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

	December 31, 2024	December 31, 2023

	(in millions)
Liability for future policy benefits by segment (1):
Retirement and Income Solutions:
Pension risk transfer	$24,958.1	$23,855.8
Individual fixed income annuities	4,504.6	4,914.1
Total Retirement and Income Solutions	29,462.7	28,769.9
Principal Asset Management – International Pension:
Latin America:
Individual fixed income annuities	4,126.9	4,593.7
Benefits and Protection:
Specialty Benefits:
Individual disability	1,829.0	1,898.4
Life Insurance:
Term life	1,248.0	1,085.9
Total Benefits and Protection	3,077.0	2,984.3
Corporate:
Long-term care insurance	164.8	166.7
Total liability for future policy benefits	36,831.4	36,514.6

Additional liability for certain benefit features by segment (2):
Benefits and Protection – Life Insurance:
Universal life	6,037.2	5,326.5
Total additional liability for certain benefit features	6,037.2	5,326.5

Reconciling items:
Participating contracts	2,924.2	3,060.5
Short-duration contracts	1,267.4	1,283.4
Cost of reinsurance liability	958.1	424.6
Reinsurance recoverable liability	60.3	45.2
Other (3)	100.8	171.7
Future policy benefits and claims per consolidated statements of financial position	$48,179.4	$46,826.5
(1)	Amounts include the deferred profit liability.
(2)	Includes reserves on certain long-duration contracts where benefit features result in gains in early years followed by losses in later years.
(3)	Includes other miscellaneous reserves and the impact of unrealized gains (losses) on the additional liability for certain benefit features.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

10. Future Policy Benefits and Claims – (continued)

Liability for Unpaid Claims

The liability for unpaid claims is reported in future policy benefits and claims within our consolidated statements of financial position. Activity associated with unpaid claims was as follows:

	For the year ended December 31,
	2024	2023	2022

	(in millions)
Balance at beginning of period	$1,405.9	$1,395.0	$1,370.9
Less: reinsurance recoverable	67.8	68.6	68.7
Net balance at beginning of period	1,338.1	1,326.4	1,302.2
Incurred:
Current year	1,749.4	1,650.4	1,581.8
Prior years	(111.2)	(95.4)	(44.4)
Total incurred	1,638.2	1,555.0	1,537.4
Payments:
Current year	1,288.0	1,189.2	1,138.0
Prior years	369.6	354.1	375.2
Total payments	1,657.6	1,543.3	1,513.2
Net balance at end of period	1,318.7	1,338.1	1,326.4
Plus: reinsurance recoverable	61.2	67.8	68.6
Balance at end of period	$1,379.9	$1,405.9	$1,395.0

Incurred liability adjustments relating to prior years, which affected current operations during 2024, 2023 and 2022, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid claims.

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

We did not make any significant changes to our methodologies or assumptions used to calculate the liability for unpaid claims for short-duration contracts during 2024.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

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

LTD and Group Life Waiver Claims

											Incurred	Cumulative
											but not	number of
											reported	reported
	Net incurred claims (1)										claims	claims

	December 31,
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	2024	2024

	($ in millions)
Incurral
year
2015	$231.0	$227.2	$217.2	$215.3	$208.2	$210.0	$211.8	$210.5	$208.3	$208.5	$0.1	7,184
2016		229.8	228.4	219.4	219.5	214.4	218.7	221.9	219.0	218.0	0.1	6,172
2017			238.4	239.7	243.1	245.8	245.2	246.5	248.9	248.7	0.1	6,092
2018				239.4	245.1	239.2	239.8	235.3	238.0	241.9	0.1	5,784
2019					255.2	248.4	240.4	240.2	238.6	243.4	0.1	5,962
2020						252.1	231.0	221.1	217.7	211.3	0.1	5,942
2021							259.7	244.5	221.6	221.2	6.2	5,586
2022								274.3	240.5	227.6	8.5	5,646
2023									267.4	245.2	15.2	5,354
2024										263.9	96.7	2,953
Total net incurred claims										$2,329.7

	Net cumulative paid claims (1)
	December 31,
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024

	(in millions)
Incurral
year
2015	$16.9	$67.0	$98.0	$114.6	$126.8	$137.1	$146.5	$154.0	$160.3	$166.5
2016		16.2	70.6	105.6	124.9	136.8	147.2	157.1	165.3	171.5
2017			17.8	76.5	115.0	135.9	151.7	165.4	176.8	185.6
2018				20.1	79.9	115.7	135.7	150.3	163.3	173.3
2019					19.2	79.7	117.5	136.4	150.6	163.6
2020						20.6	78.8	113.1	130.0	140.8
2021							19.8	79.0	113.2	128.6
2022								19.6	76.6	111.4
2023									20.0	77.3
2024										24.5
Total net paid claims										1,343.1
All outstanding liabilities for unpaid claims prior to 2015 net of reinsurance										249.3
Total outstanding liabilities for unpaid claims net of reinsurance										$1,235.9
(1)	2015-2023 unaudited.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

10. Future Policy Benefits and Claims – (continued)

Dental, Vision, STD, Critical Illness, Accident, Hospital Indemnity and PFML Claims

			Incurred	Cumulative
			but not	number of
			reported	reported
	Net incurred claims (1)		claims	claims

	December 31,
	2023	2024	2024	2024

	($ in millions)
Incurral year
2023	$1,032.3	$1,022.1	$—	4,774,225
2024		1,129.3	66.9	4,787,967
Total net incurred claims		$2,151.4

	Net cumulative
	paid claims (1)
	December 31,
	2023	2024

	(in millions)
Incurral year
2023	$954.0	$1,021.3
2024		1,039.9
Total net paid claims		2,061.2
All outstanding liabilities for unpaid claims prior to 2023 net of reinsurance		—
Total outstanding liabilities for unpaid claims net of reinsurance		$90.2
(1)	2023 unaudited.

Group Life Claims

			Incurred	Cumulative
			but not	number of
			reported	reported
	Net incurred claims (1)		claims	claims

	December 31,
	2023	2024	2024	2024

	($ in millions)
Incurral year
2023	$284.8	$283.1	$0.9	5,814
2024		285.1	29.6	5,265
Total net incurred claims		$568.2

	Net cumulative
	paid claims (1)
	December 31,
	2023	2024

	(in millions)
Incurral year
2023	$215.1	$277.2
2024		223.7
Total net paid claims		500.9
All outstanding liabilities for unpaid claims prior to 2023 net of reinsurance		6.1
Total outstanding liabilities for unpaid claims net of reinsurance		$73.4
(1)	2023 unaudited.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

10. Future Policy Benefits and Claims – (continued)

Reconciliation of Unpaid Claims to Liability for Unpaid Claims

Our reconciliation of net outstanding liabilities for unpaid claims of short-duration contracts to the liability for unpaid claims follows:

	December 31, 2024
		Dental, Vision, STD,
		Critical Illness,
	LTD and Group Life	Accident, Hospital
	Waiver	Indemnity and PFML	Group Life	Consolidated

	(in millions)
Net outstanding liabilities for unpaid claims	$1,235.9	$90.2	$73.4	$1,399.5

Reconciling items:
Reinsurance recoverable on unpaid claims	35.1	—	0.2	35.3
Impact of discounting	(226.6)	—	—	(226.6)
Loss adjustment expense liability	17.7	4.1	10.3	32.1
Liability for unpaid claims - short-duration contracts	$1,062.1	$94.3	$83.9	1,240.3
Insurance contracts other than short-duration				139.6
Liability for unpaid claims				$1,379.9

Claim Duration and Payout

Our historical average percentage of claims paid in each year from incurral was as follows:

	December 31, 2024 (1)
		Dental, Vision, STD,
		Critical Illness,
	LTD and Group Life	Accident, Hospital
Year	Waiver	Indemnity and PFML	Group Life
1	8.4%	92.2%	78.4%
2	24.9	7.6	19.5
3	15.5
4	8.0
5	5.8
6	5.2
7	4.4
8	3.6
9	2.9
10	2.9
(1)	Unaudited.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

10. Future Policy Benefits and Claims – (continued)

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

				Dental, Vision, STD,
				Critical Illness,
	LTD and Group Life			Accident, Hospital
	Waiver			Indemnity and PFML			Group Life

	($ in millions)
Carrying amount of liabilities for unpaid claims
December 31, 2024			$1,062.1			$94.3			$83.9
December 31, 2023			1,082.6			83.7			97.1
Range of discount rates
December 31, 2024	2.8	-	7.0%	—	-	—%	—	-	—%
December 31, 2023	2.8	-	7.0	—	-	—	—	-	—
Aggregate amount of discount
December 31, 2024			$226.6			$—			$—
December 31, 2023			215.0			—			—
Interest accretion
For the year ended:
December 31, 2024			$34.7			$—			$—
December 31, 2023			34.7			—			—
December 31, 2022			33.0			—			—

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

10. Future Policy Benefits and Claims – (continued)

Long-Duration Contracts

Gross Premiums or Assessments and Interest Accretion

The amount of gross premiums or assessments and interest accretion recognized by segment in the consolidated statements of operations was as follows:

	Gross premiums or assessments (1)			Interest accretion (2)
	For the year ended			For the year ended
	December 31,			December 31,
	2024	2023	2022	2024	2023	2022

	(in millions)
Retirement and Income Solutions:
Pension risk transfer	$3,103.1	$2,905.9	$1,941.0	$1,135.1	$1,008.6	$935.7
Individual fixed income annuities	46.6	42.5	30.1	208.4	219.1	229.7
Total Retirement and Income Solutions	3,149.7	2,948.4	1,971.1	1,343.5	1,227.7	1,165.4
Principal Asset Management – International Pension:
Latin America:
Individual fixed income annuities (3)	29.0	29.7	78.8	330.2	385.8	662.0
Benefits and Protection:
Specialty Benefits:
Individual disability	640.0	624.6	601.0	99.8	94.5	90.2
Life Insurance:
Universal life	715.3	681.8	577.7	253.3	209.2	171.2
Term life	673.3	649.1	630.5	57.0	48.2	43.9
Total Benefits and Protection	2,028.6	1,955.5	1,809.2	410.1	351.9	305.3
Corporate:
Long-term care insurance	4.9	5.1	5.2	9.3	9.6	9.8
Total per consolidated statements of operations	$5,212.2	$4,938.7	$3,864.3	$2,093.1	$1,975.0	$2,142.5
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

Liability for Future Policy Benefits

The liability for future policy benefits (“LFPB”) for individual and group annuities is generally equal to the present value of expected future policy benefit payments. The reserves are computed using assumptions for mortality and interest. The LFPB for non-participating term life insurance, individual disability income contracts and individual and group long-term care contracts is generally equal to the present value of expected future policy benefit payments less the present value of expected net premiums. The reserves are computed using assumptions for mortality, interest, morbidity and lapse. Cohorts are used as the unit of account for liability measurement. Actual cash flows are grouped into issue-year cohorts for the liability calculation and updated quarterly. We review and update, if necessary, assumptions used to measure cash flows for the LFPB during the third quarter of each year, or more frequently if evidence suggests assumptions should be revised. The change in our liability estimate as a result of updating cash flow assumptions is recognized in net income.

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

December 31, 2024

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

Further details regarding reference rates used are included under “Interest Accretion and Current Discount Rates.”

Retirement and Income Solutions

The balances and the changes in the present value for expected future policy benefits were as follows:

	For the year ended		For the year ended
	December 31, 2024		December 31, 2023
	Pension	Individual	Pension	Individual
	risk	fixed income	risk	fixed income
	transfer	annuities	transfer	annuities

	($ in millions)
Present value of expected future policy benefit payments
Balance at beginning of period	$23,855.8	$4,914.1	$21,211.4	$5,019.4
Effect of changes in discount rate assumptions at beginning of period	1,036.1	296.7	1,799.6	439.0
Balance at beginning of period at original discount rate	24,891.9	5,210.8	23,011.0	5,458.4
Effect of changes in cash flow assumptions	(3.4)	(38.4)	(53.4)	(1.3)
Effect of actual variances from expected experience	(1.5)	(1.7)	(14.6)	(0.1)
Adjusted beginning of period balance at original discount rate	24,887.0	5,170.7	22,943.0	5,457.0
Interest accrual	1,135.1	208.4	1,008.6	219.1
Benefit payments	(2,238.1)	(500.2)	(1,981.4)	(507.3)
Issuances	3,112.9	46.1	2,921.7	42.0
Balance at end of period at original discount rate	26,896.9	4,925.0	24,891.9	5,210.8
Effect of changes in discount rate assumptions at end of period	(1,938.8)	(420.4)	(1,036.1)	(296.7)
Future policy benefits	24,958.1	4,504.6	23,855.8	4,914.1
Reinsurance impact	—	(4,469.4)	—	(4,869.1)
Future policy benefits after reinsurance	$24,958.1	$35.2	$23,855.8	$45.0

Weighted-average duration for future policy benefits (years) (1)	8.0	7.2	8.5	7.9
(1)	Represents the average of the cohort-level duration of the benefit cash flows weighted by the reserve balance for each cohort.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

10. Future Policy Benefits and Claims – (continued)

Principal Asset Management – International Pension

The balances and the changes in the present value for expected future policy benefits for Latin America – Individual fixed income annuities were as follows:

	For the year ended	For the year ended
	December 31, 2024	December 31, 2023

	($ in millions)
Present value of expected future policy benefit payments
Balance at beginning of period	$4,593.7	$5,042.3
Effect of changes in discount rate assumptions at beginning of period	(351.8)	(754.6)
Balance at beginning of period at original discount rate	4,241.9	4,287.7
Effect of actual variances from expected experience	1.1	0.9
Adjusted beginning of period balance at original discount rate	4,243.0	4,288.6
Interest accrual (1)	330.2	385.8
Benefit payments	(326.7)	(355.9)
Issuances	29.4	30.0
Foreign currency translation adjustment	(517.4)	(106.6)
Balance at end of period at original discount rate	3,758.5	4,241.9
Effect of changes in discount rate assumptions at end of period	368.4	351.8
Future policy benefits	$4,126.9	$4,593.7

Weighted-average duration for future policy benefits (years) (2)	9.8	9.9
(1)	Includes inflation adjustments.
(2)	Represents the average of the cohort-level duration of the benefit cash flows weighted by the reserve balance for each cohort.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

10. Future Policy Benefits and Claims – (continued)

Benefits and Protection

The balances and the changes in the present value for expected net premiums and expected future policy benefits were as follows:

	For the year ended		For the year ended
	December 31, 2024		December 31, 2023
	Specialty	Life	Specialty	Life
	Benefits	Insurance	Benefits	Insurance
	Individual		Individual
	disability	Term life	disability	Term life

	($ in millions)
Present value of expected net premiums
Balance at beginning of period	$2,552.3	$3,793.7	$2,341.8	$3,423.2
Effect of changes in discount rate assumptions at beginning of period	313.7	100.1	395.2	196.0
Balance at beginning of period at original discount rate	2,866.0	3,893.8	2,737.0	3,619.2
Effect of changes in cash flow assumptions	183.9	419.9	(37.6)	143.5
Effect of actual variances from expected experience	168.3	42.5	244.3	103.3
Adjusted beginning of period balance at original discount rate	3,218.2	4,356.2	2,943.7	3,866.0
Interest accrual	103.5	190.9	95.6	171.9
Net premiums collected	(289.1)	(390.8)	(273.4)	(359.8)
Issuances	84.4	241.0	100.1	215.7
Balance at end of period at original discount rate	3,117.0	4,397.3	2,866.0	3,893.8
Effect of changes in discount rate assumptions at end of period	(436.4)	(290.1)	(313.7)	(100.1)
Balance at end of period	$2,680.6	$4,107.2	$2,552.3	$3,793.7

Present value of expected future policy benefit payments
Balance at beginning of period	$4,450.7	$4,879.6	$4,040.6	$4,332.2
Effect of changes in discount rate assumptions at beginning of period	903.5	124.5	1,021.4	251.6
Balance at beginning of period at original discount rate	5,354.2	5,004.1	5,062.0	4,583.8
Effect of changes in cash flow assumptions	216.2	488.1	(51.5)	181.8
Effect of actual variances from expected experience	173.2	45.1	260.8	116.8
Adjusted beginning of period balance at original discount rate	5,743.6	5,537.3	5,271.3	4,882.4
Interest accrual	203.3	247.9	190.1	220.1
Benefit payments	(219.0)	(321.6)	(210.0)	(330.4)
Issuances	84.5	257.6	102.8	232.0
Balance at end of period at original discount rate	5,812.4	5,721.2	5,354.2	5,004.1
Effect of changes in discount rate assumptions at end of period	(1,302.8)	(366.0)	(903.5)	(124.5)
Balance at end of period	$4,509.6	$5,355.2	$4,450.7	$4,879.6

Future policy benefits (1)	$1,829.0	$1,248.0	$1,898.4	$1,085.9
Reinsurance impact	(412.1)	19.5	(421.6)	45.2
Future policy benefits after reinsurance	$1,416.9	$1,267.5	$1,476.8	$1,131.1

Weighted-average duration for future policy benefits (years) (2)	18.3	8.4	18.4	9.4
(1)	Represents the present value of expected future policy benefit payments less the present value of expected net premiums.
(2)	Represents the average of the cohort-level duration of the benefits less the net premium cash flows weighted by the reserve balance for each cohort.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

10. Future Policy Benefits and Claims – (continued)

We updated our actuarial assumptions during the third quarter of 2024, resulting in a $32.3 million increase in the LFPB and an $18.2 million decrease to income before taxes, net of reinsurance, for Individual disability. This was primarily due to unfavorable updates to termination and lapse assumptions. The updates also resulted in a $68.2 million increase in the LFPB and a $52.9 million decrease to income before taxes, net of reinsurance, for Term life. This was primarily due to unfavorable updates to mortality and lapse assumptions.

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

Additional Liability for Certain Benefit Features

The LFPB also includes an additional reserve on certain universal life contracts where benefit features result in gains in early years followed by losses in later years. The liability for these future losses is accrued in relation to estimated contract assessments. A premium deficiency exists if the net liabilities together with future premiums are determined to be insufficient to provide for expected future policy benefits. Premium deficiency testing considers, among other factors, anticipated investment income and does not include a provision for adverse deviation. We did not have a premium deficiency reserve as of December 31, 2024 or December 31, 2023.

The balances and the changes in the additional liability for certain benefit features for Life Insurance – Universal life contracts, excluding the impact of unrealized gains (losses), were as follows:

	For the year ended	For the year ended
	December 31, 2024	December 31, 2023

	($ in millions)
Balance at beginning of period	$5,326.5	$4,095.2
Effect of changes in cash flow assumptions	151.9	725.4
Effect of actual variances from expected experience	28.0	45.2
Interest accrual	253.3	209.2
Net assessments collected	425.2	378.1
Benefit payments	(147.7)	(126.6)
Balance at end of period	6,037.2	5,326.5
Reinsurance impact	(6,011.3)	(5,306.2)
Balance at end of period after reinsurance	$25.9	$20.3

Weighted-average duration for additional liability (years) (1)	23.3	26.2
(1)	Represents the average of the cohort-level duration of the benefits less the net assessment cash flows weighted by the reserve balance for each cohort.

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

December 31, 2024

10. Future Policy Benefits and Claims – (continued)

Corporate

The balances and the changes in the present value for expected net premiums and expected future policy benefits for long-term care insurance were as follows:

	For the year ended	For the year ended
	December 31, 2024	December 31, 2023

	($ in millions)
Present value of expected net premiums
Balance at beginning of period	$42.8	$64.6
Effect of changes in discount rate assumptions at beginning of period	(3.0)	(3.6)
Balance at beginning of period at original discount rate	39.8	61.0
Effect of changes in cash flow assumptions	(5.3)	(13.3)
Effect of actual variances from expected experience	(2.2)	(5.7)
Adjusted beginning of period balance at original discount rate	32.3	42.0
Interest accrual	1.9	2.9
Net premiums collected	(4.7)	(5.1)
Balance at end of period at original discount rate	29.5	39.8
Effect of changes in discount rate assumptions at end of period	1.3	3.0
Balance at end of period	$30.8	$42.8

Present value of expected future policy benefit payments
Balance at beginning of period	$209.5	$248.1
Effect of changes in discount rate assumptions at beginning of period	(20.0)	(18.9)
Balance at beginning of period at original discount rate	189.5	229.2
Effect of changes in cash flow assumptions	(1.2)	(40.5)
Effect of actual variances from expected experience	2.5	2.5
Adjusted beginning of period balance at original discount rate	190.8	191.2
Interest accrual	11.2	12.5
Benefit payments	(15.2)	(14.2)
Balance at end of period at original discount rate	186.8	189.5
Effect of changes in discount rate assumptions at end of period	8.8	20.0
Balance at end of period	$195.6	$209.5

Future policy benefits (1)	$164.8	$166.7
Reinsurance impact	(164.8)	(166.7)
Future policy benefits after reinsurance	$—	$—

Weighted-average duration for future policy benefits (years) (2)	9.3	10.4
(1)	Represents the present value of expected future policy benefit payments less the present value of expected net premiums.
(2)	Represents the average of cohort-level duration of the benefits less the net premium cash flows weighted by the reserve balance for each cohort.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

10. Future Policy Benefits and Claims – (continued)

Expected Future Gross Premiums and Benefit Payments

The amounts of expected undiscounted future benefit payments, expected undiscounted future gross premiums and expected discounted future gross premiums, utilizing the current upper-medium fixed-income instrument yield, were as follows:

	December 31, 2024	December 31, 2023

	(in millions)
Retirement and Income Solutions:
Pension risk transfer
Expected undiscounted future benefit payments	$39,532.3	$36,325.5

Individual fixed income annuities
Expected undiscounted future benefit payments	$6,622.6	$7,292.0

Principal Asset Management – International Pension:
Latin America:
Individual fixed income annuities
Expected undiscounted future benefit payments	$5,509.1	$6,296.0

Benefits and Protection – Specialty Benefits:
Individual disability
Expected discounted future gross premiums	$5,484.0	$5,456.4
Expected undiscounted future gross premiums	$8,680.0	$8,264.8
Expected undiscounted future benefit payments	$9,808.8	$8,981.2

Benefits and Protection – Life Insurance:
Term life
Expected discounted future gross premiums	$6,651.2	$6,385.1
Expected undiscounted future gross premiums	$11,391.4	$10,287.2
Expected undiscounted future benefit payments	$8,970.7	$7,832.3

Corporate:
Long-term care insurance
Expected discounted future gross premiums	$38.4	$42.8
Expected undiscounted future gross premiums	$55.7	$60.3
Expected undiscounted future benefit payments	$357.3	$371.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

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

	Interest accretion rate		Current discount rate
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Retirement and Income Solutions:
Pension risk transfer	4.61%	4.52%	5.55%	4.99%
Individual fixed income annuities	4.22%	4.22%	5.50%	4.97%
Principal Asset Management - International
Pension (1):
Latin America:
Individual fixed income annuities	4.21%	4.22%	3.04%	3.23%
Benefits and Protection:
Specialty Benefits:
Individual disability	3.89%	3.96%	5.64%	5.05%
Life Insurance:
Universal life	4.75%	4.75%	See note (2)	See note (2)
Term life	4.82%	4.83%	5.35%	4.90%
Corporate:
Long-term care insurance	6.16%	6.16%	5.58%	5.01%
(1)	The interest accretion rate and current discount rate are Chilean real rates, excluding inflation, in the local currency.
(2)

The additional liability for certain benefit features for Life Insurance – Universal life is measured using the discount rate at contract inception. Therefore, the current discount rate is not applicable for this product.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

11. Market Risk Benefits

Contracts or contract features that provide protection to the policyholder from capital market risk, including equity, interest rate or foreign exchange risk, and expose us to other-than-nominal capital market risk are classified as MRBs. We issue certain annuity contracts and other investment contracts that include MRBs that have been bifurcated from the host contract. The Retirement and Income Solutions segment offers variable annuity products with GMWB riders and GMDB riders, including return-of-premium GMDB and GMWB riders for its RILA products. The Principal Asset Management segment offered defined contribution plans in Asia with a guarantee on the minimum account balance under certain qualifying events. These were closed in the second quarter of 2024.

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

December 31, 2024

11. Market Risk Benefits – (continued)

The following tables summarize disaggregated MRB amounts in an asset and liability position reported in the consolidated statements of financial position.

	December 31, 2024			December 31, 2023
			Net asset			Net asset
	Asset	Liability	(liability)	Asset	Liability	(liability)

	(in millions)
Retirement and Income Solutions:
Individual variable annuities	$199.5	$62.1	$137.4	$153.4	$111.9	$41.5
Principal Asset Management – International Pension:
Asia:
Guaranteed pension (1)	—	—	—	—	21.3	(21.3)
Total MRB per consolidated statements of financial position	$199.5	$62.1	$137.4	$153.4	$133.2	$20.2
(1)	The guaranteed pension funds were closed in the second quarter of 2024.

Retirement and Income Solutions

The net asset (liability) balances and the changes in the valuation of the MRBs for Individual variable annuities were as follows:

	For the year ended	For the year ended
	December 31, 2024	December 31, 2023

	($ in millions)
Balance at beginning of period	$41.5	$(72.2)
Effect of changes in nonperformance risk at beginning of period	7.7	(31.7)
Adjusted balance at beginning of period	49.2	(103.9)
Effect of:
Interest accrual and expected policyholder behavior	(66.8)	(80.9)
Benefit payments	0.6	0.4
Changes in interest rates	100.4	39.9
Changes in equity markets	92.4	155.1
Changes in equity index volatility	12.0	47.9
Actual policyholder behavior different from expected behavior	(12.7)	(4.0)
Changes in future expected policyholder behavior	(20.2)	—
Changes in other future expected assumptions	1.5	(5.3)
Adjusted balance at end of period	156.4	49.2
Effect of changes in nonperformance risk at end of period	(19.0)	(7.7)
Balance at end of period	$137.4	$41.5

Weighted-average attained age of policyholders (years) (1)	67.4	67.7
Net amount at risk (2)	$46.8	$111.2
(1)	The weighted-average attained age is calculated at the contract level using the total contributions since inception and the age of the contractholders.
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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

11. Market Risk Benefits – (continued)

Significant changes to inputs and assumptions that impacted the change in the MRB fair value measurement shown above were as follows:

	For the year ended		For the year ended
	December 31, 2024		December 31, 2023
		Change in net		Change in net
	Change in input	MRB asset (liability)	Change in input	MRB asset (liability)
Long-term interest rate	Increased	Favorable	Increased	Favorable
Equity markets	Increased	Favorable	Increased	Favorable
Equity market volatilities	Decreased	Favorable	Decreased	Favorable
Own nonperformance risk	Decreased	Unfavorable	Decreased	Unfavorable

See “Unobservable Inputs for Fair Value Measurement” for additional details on the inputs.

Principal Asset Management – International Pension

The net asset (liability) balances and the changes in the valuation of the MRBs for Asia – Guaranteed pension were as follows:

	For the year ended	For the year ended
	December 31, 2024	December 31, 2023

	($ in millions)
Balance at beginning of period	$(21.3)	$(26.0)
Effect of changes in nonperformance risk at beginning of period	1.0	1.2
Adjusted balance at beginning of period	(20.3)	(24.8)
Effect of:
Interest accrual and expected policyholder behavior	(0.2)	(10.1)
Benefit payments (1)	20.2	13.8
Changes in interest rates	(0.6)	1.2
Changes in equity markets	0.7	0.2
Actual policyholder behavior different from expected behavior	0.2	(0.6)
Adjusted balance at end of period	—	(20.3)
Effect of changes in nonperformance risk at end of period	—	(1.0)
Balance at end of period	$—	$(21.3)

Weighted-average attained age of policyholders (years) (2)	—	54.0
Net amount at risk (3)	$—	$25.1
(1)	The guaranteed pension funds were closed in the second quarter of 2024.
(2)	The weighted-average attained age is calculated at the contract level using the guarantee amounts and the age of the underlying members of the contracts.
(3)	The net amount at risk for the minimum guarantee on withdrawal is defined as the current guaranteed balance in excess of the current account balance.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

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

	December 31, 2024		December 31, 2023
		Weighted-		Weighted-
	Range of inputs	Average	Range of inputs	Average
Retirement and Income Solutions:
Individual variable annuities
Long-term interest rate (1)	4.78 - 4.85%	4.81%	4.00 - 4.20%	4.10%
Long-term equity market volatility	18.10 - 35.53%	21.76%	18.00 - 33.00%	22.00%
Nonperformance risk	0.40 - 1.10%	0.89%	0.80 - 1.60%	1.30%
Lapse rate	0.90 - 55.00%	5.79%	1.10 - 55.00%	5.90%
Principal Asset Management – International Pension:
Asia:
Guaranteed pension (2)
Long-term interest rate (1)	N/A	N/A	4.54 - 4.70%	4.61%
Long-term equity market volatility	N/A	N/A	16.39 - 23.75%	19.64%
Nonperformance risk	N/A	N/A	0.90 - 1.77%	1.51%
Lapse rate	N/A	N/A	4.95 - 19.35%	16.80%
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

December 31, 2024

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

We are contingently liable with respect to reinsurance ceded to other companies in the event the reinsurer is unable to meet the obligations it has assumed. As of December 31, 2024 and 2023, we had $14,592.6 million and $14,533.1 million of reinsurance recoverable assets, respectively, included in reinsurance recoverable and deposit receivable on the consolidated statements of financial position, which does not reflect potentially offsetting impacts of collateral. As of December 31, 2024 and 2023, we had $60.3 million and $45.2 million of reinsurance recoverable liabilities, respectively, included in future policy benefits and claims on the consolidated statements of financial position. As of December 31, 2024 and 2023, $14,371.7 million, or 99%, and $14,404.5 million, or 99%, were with our five largest ceded reinsurers, respectively.

The effects of reinsurance on premiums and other considerations and policy and contract benefits were as follows:

	For the year ended December 31,
	2024	2023	2022

	(in millions)
Premiums and other considerations:
Direct	$7,381.8	$6,962.2	$5,796.1
Ceded	(531.6)	(491.3)	(456.4)
Net premiums and other considerations	$6,850.2	$6,470.9	$5,339.7
Benefits, claims and settlement expenses:
Direct	$10,131.5	$9,365.4	$8,103.6
Ceded (1)	(2,058.9)	(1,577.2)	(1,472.3)
Net benefits, claims and settlement expenses	$8,072.6	$7,788.2	$6,631.3
Liability for future policy benefits remeasurement (gain) loss:
Direct	$252.7	$737.4	$(179.5)
Ceded (1)	418.7	(789.0)	(85.0)
Net liability for future policy benefits remeasurement (gain) loss	$671.4	$(51.6)	$(264.5)
(1)	Includes the one-time impact of YRT reinsurance transactions in 2024.

As of December 31, 2024 and December 31, 2023, we had a $4,897.5 million and $6,078.6 million reinsurance deposit receivable, respectively.

Refer to Note 4, Investments, for information on our financing receivables valuation allowance related to the reinsurance recoverable and deposit receivable.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

12. Reinsurance – (continued)

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

	December 31, 2024	December 31, 2023

	(in millions)
Cost of reinsurance asset	$3,187.6	$3,275.5

Cost of reinsurance liability	$958.1	$424.6

Cost of reinsurance amortization, including the impact of remeasurement, of $631.6 million, $17.7 million and $19.3 million for the years ended December 31, 2024, 2023 and 2022, respectively, was reported in benefits, claims and settlement expenses and liability for future policy benefits remeasurement (gain) loss on the consolidated statements of operations. The 2024 impacts of remeasurement include the one-time impact of YRT reinsurance transactions.

Funds Withheld

The following assets were held in support of our reserves associated with our coinsurance with funds withheld agreements and are reported in the line items shown on the consolidated statements of financial position.

	December 31, 2024	December 31, 2023

	(in millions)
Fixed maturities, available-for-sale	$13,519.6	$15,587.5
Fixed maturities, trading	299.4	316.8
Equity securities	0.3	0.3
Mortgage loans	2,212.4	2,385.9
Other investments	1,142.8	621.4
Cash and cash equivalents	1,080.1	818.4
Accrued interest income	166.2	187.0
Net other liabilities	(99.4)	(77.8)
Net assets	$18,321.4	$19,839.5

Certain assets are reported at amortized cost while the fair value of those assets is reflected in the funds withheld payable. As of December 31, 2024 and December 31, 2023, we had a $18,103.7 million and $19,629.5 million funds withheld payable, which was net of a $3,014.6 million and $2,567.1 million embedded derivative asset, respectively. The change in fair value of the embedded derivative was a gain (loss) of $447.4 million, $(1,085.7) million and $3,652.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

12. Reinsurance – (continued)

Following are the components of net investment income on the funds withheld assets that were passed to the reinsurer.

	For the year ended December 31,
	2024	2023	2022

	(in millions)
Fixed maturities, available-for-sale	$825.9	$856.9	$745.9
Fixed maturities, trading	21.5	11.9	2.0
Equity securities	—	0.2	0.6
Mortgage loans	114.7	119.0	98.4
Cash and cash equivalents	52.8	57.9	18.2
Other	88.2	64.0	4.8
Total	1,103.1	1,109.9	869.9
Investment expenses	(35.8)	(23.7)	(20.5)
Net investment income	$1,067.3	$1,086.2	$849.4

Following are the components of net realized capital gains (losses) on the funds withheld assets that were passed to the reinsurer.

	For the year ended December 31,
	2024	2023	2022

	(in millions)
Fixed maturities, available-for-sale	$(60.5)	$(229.7)	$(235.5)
Fixed maturities, trading	—	(0.1)	(6.4)
Equity securities	—	(1.2)	(2.4)
Mortgage loans	(1.8)	(34.1)	(24.8)
Derivatives	0.2	7.2	2.7
Other	—	—	3.3
Net realized capital losses	$(62.1)	$(257.9)	$(263.1)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

13. Debt

Short-Term Debt

The components of short-term debt were as follows:

			December 31, 2024
	Financing			Short-term debt
Obligor/Applicant	structure	Maturity	Capacity	outstanding

			(in millions)
Principal Life	Credit facility	October 2027	$800.0	$—
Principal Compañía de Seguros de Vida
Chile S.A.	Unsecured lines of credit		77.0	31.1
Principal International de Chile S.A.	Unsecured lines of credit		21.8	2.6
	Secured subscription
Principal Credit Real Estate Income Trust	facility		126.0	119.0
Total			$1,024.8	$152.7

			December 31, 2023
	Financing			Short-term debt
Obligor/Applicant	structure	Maturity	Capacity	outstanding

			(in millions)
Principal Life	Credit facility	October 2027	$800.0	$—
Principal Compañía de Seguros de Vida
Chile S.A.	Unsecured lines of credit		97.3	58.4
Principal International de Chile S.A.	Unsecured lines of credit		33.6	0.2
Other short-term borrowings	Uncollateralized debt		2.5	2.5
Total			$933.4	$61.1

Our revolving credit facility is committed and available for general corporate purposes. This credit facility also provides 100% back-stop support for our commercial paper program, of which we had no outstanding balances as of December 31, 2024 and 2023. The weighted-average interest rate on short-term borrowings as of December 31, 2024 and 2023, was 7.6% and 15.6%, respectively.

The unsecured lines of credit can be used for repurchase agreements or other borrowings. Each line has a maturity of less than one year.

The secured subscription facility provides for revolving loans, up to a maximum aggregate availability of $150.0 million, which are secured by outstanding capital commitments of Principal Life and an unaffiliated insurance company. Borrowings are permitted for any purpose under the borrowers’ constituent documents and are required to be repaid within twelve months of issuance. The weighted-average interest rate on short-term borrowings as of December 31, 2024, was 6.84%.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

13. Debt – (continued)

Long-Term Debt

The components of long-term debt were as follows:

	December 31, 2024
	Principal	Net unamortized discount, premium and debt issuance costs	Carrying amount

	(in millions)
3.4% notes payable, due 2025	$400.0	$(0.2)	$399.8
3.1% notes payable, due 2026	350.0	(0.7)	349.3
3.7% notes payable, due 2029	500.0	(3.1)	496.9
2.125% notes payable, due 2030	600.0	(2.8)	597.2
5.375% notes payable, due 2033	400.0	(3.5)	396.5
6.05% notes payable, due 2036	505.6	(2.0)	503.6
4.625% notes payable, due 2042	300.0	(2.7)	297.3
4.35% notes payable, due 2043	300.0	(2.8)	297.2
4.3% notes payable, due 2046	300.0	(2.9)	297.1
5.5% notes payable, due 2053	300.0	(4.3)	295.7
Secured credit facilities	21.8	—	21.8
Non-recourse mortgages and notes payable	3.0	(0.1)	2.9
Total long-term debt	$3,980.4	$(25.1)	$3,955.3

	December 31, 2023
	Principal	Net unamortized discount, premium and debt issuance costs	Carrying amount

	(in millions)
3.4% notes payable, due 2025	$400.0	$(0.7)	$399.3
3.1% notes payable, due 2026	350.0	(1.1)	348.9
3.7% notes payable, due 2029	500.0	(3.8)	496.2
2.125% notes payable, due 2030	600.0	(3.2)	596.8
5.375% notes payable, due 2033	400.0	(3.8)	396.2
6.05% notes payable, due 2036	505.6	(2.1)	503.5
4.625% notes payable, due 2042	300.0	(2.8)	297.2
4.35% notes payable, due 2043	300.0	(2.9)	297.1
4.3% notes payable, due 2046	300.0	(3.0)	297.0
5.5% notes payable, due 2053	300.0	(4.3)	295.7
Non-recourse mortgages and notes payable	3.1	(0.1)	3.0
Total long-term debt	$3,958.7	$(27.8)	$3,930.9

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

December 31, 2024

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

On May 7, 2019, we issued $500.0 million of senior notes. The notes bear interest at 3.7% and will mature in 2029. Interest on the notes is payable semi-annually on May 15 and November 15 each year, beginning on November 15, 2019. The proceeds from these notes, along with available cash, were used to fund the acquisition of an institutional retirement and trust business.

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

Our secured credit facilities are primarily financings for real estate loans. As of December 31, 2024, the outstanding principal balance was $21.8 million for one loan with an interest rate of 6.47%. Outstanding debt is secured by the underlying real estate loans, which were reported as mortgage loans on our consolidated statements of financial position with a carrying value of $29.0 million as of December 31, 2024.

The non-recourse mortgages and notes payable are primarily financings for a real estate development. As of December 31, 2024 and 2023, the notes had outstanding principal balances of $2.9 million and $3.0 million, respectively, with an interest rate of 4.0%. Outstanding debt is secured by the underlying real estate properties, which were reported as real estate on our consolidated statements of financial position with a carrying value of $14.3 million and $321.7 million as of December 31, 2024 and 2023, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

13. Debt – (continued)

As of December 31, 2024, future annual maturities of long-term debt were as follows (in millions):

Year ending December 31:
2025	$421.6
2026	349.3
2027	0.1
2028	2.8
2029	496.9
Thereafter	2,684.6
Total future maturities of long-term debt	$3,955.3

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

14. Income Taxes

Income Taxes (Benefits)

Our income taxes (benefits) were as follows:

	For the year ended December 31,
	2024	2023	2022

	(in millions)
Current income taxes (benefits):
U.S. federal	$217.8	$81.5	$(56.3)
State	33.3	20.1	20.7
Foreign	37.0	38.8	53.1
Tax benefit of operating loss carryforward	(3.7)	(14.5)	(9.5)
Total current income taxes	284.4	125.9	8.0
Deferred income taxes (benefits):
U.S. federal	(12.1)	(63.2)	1,189.7
State	12.7	0.1	8.0
Foreign	6.7	5.9	(16.2)
Total deferred income taxes (benefits)	7.3	(57.2)	1,181.5
Income taxes	$291.7	$68.7	$1,189.5

Our income before income taxes was as follows:

	For the year ended December 31,
	2024	2023	2022

	(in millions)
Domestic	$1,662.1	$412.8	$5,766.1
Foreign	227.5	326.0	220.9
Total income before income taxes	$1,889.6	$738.8	$5,987.0

Effective Income Tax Rate

Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the U.S. corporate income tax rate and the effective income tax rate was as follows:

	For the year ended December 31,
	2024	2023	2022
U.S. corporate income tax rate	21%	21%	21%
Dividends received deduction	(4)	(10)	(1)
Tax credits	(4)	(8)	(1)
Impact of equity method presentation	(1)	(4)	—
Interest exclusion from taxable income	(1)	(3)	—
Foreign currency inflation	—	(1)	—
Impact of noncontrolling interest presentation	—	(1)	—
Low income housing tax credit amortization	2	5	—
State income taxes	2	2	—
Valuation allowance	1	1	—
Global Intangible Low-Taxed Income	—	7	1
Other	(1)	—	—
Effective income tax rate	15%	9%	20%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

14. Income Taxes – (continued)

Unrecognized Tax Benefits

Our changes in unrecognized tax benefits were as follows:

	For the year ended December 31,
	2024	2023	2022

	(in millions)
Balance at beginning of period	$39.3	$42.2	$45.5
Additions based on tax positions related to the current year	0.3	0.3	—
Reductions for tax positions related to the current year	(3.2)	(3.2)	(3.3)
Balance at end of period (1)	$36.4	$39.3	$42.2
(1)	If recognized, $1.6 million of the amount of unrecognized tax benefits would reduce our 2024 effective income tax rate. We recognize interest and penalties related to uncertain tax positions in operating expenses within the consolidated statements of operations.

As of December 31, 2024 and 2023, we had recognized $2.0 million and $1.8 million of accumulated pre-tax interest and penalties related to unrecognized tax benefits, respectively. We do not believe there is a reasonable possibility the total amount of the unrecognized tax benefits will significantly increase or decrease in the next twelve months considering recent settlements and the status of current and pending Internal Revenue Service (“IRS”) examinations.

Net Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our significant components of net deferred income taxes were as follows:

	December 31,
	2024	2023

	(in millions)
Deferred income tax assets:
Net operating and capital loss carryforwards	$107.4	$123.0
Tax credit carryforwards	15.2	64.2
Net unrealized losses on available-for-sale securities	1,250.2	1,092.9
Employee benefits	334.3	315.4
Gross deferred income tax assets	1,707.1	1,595.5
Valuation allowance	(71.4)	(58.8)
Total deferred income tax assets	1,635.7	1,536.7
Deferred income tax liabilities:
Deferred acquisition costs	(689.7)	(679.2)
Investments, including derivatives	(217.1)	(240.9)
Funds withheld embedded derivative	(651.7)	(575.5)
Real estate	(127.1)	(136.7)
Intangible assets	(355.5)	(384.2)
Insurance liabilities	(1,008.1)	(886.1)
Other deferred income tax liabilities	(85.4)	(6.3)
Total deferred income tax liabilities	(3,134.6)	(2,908.9)
Total net deferred income tax liabilities	$(1,498.9)	$(1,372.2)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

14. Income Taxes – (continued)

Our net deferred income taxes by jurisdiction were as follows:

	December 31,
	2024	2023

	(in millions)
Deferred income tax assets:
State	$61.9	$77.9
Foreign	145.2	163.2
Net deferred income tax assets	207.1	241.1
Deferred income tax liabilities:
U.S. federal	(1,416.1)	(1,312.9)
Foreign	(289.9)	(300.4)
Net deferred income tax liabilities	(1,706.0)	(1,613.3)
Total net deferred income tax liabilities	$(1,498.9)	$(1,372.2)

In management’s judgment, total deferred income tax assets are more likely than not to be realized. Included in the deferred income tax asset are federal net operating loss, capital loss and tax credit carryforwards available to offset future taxable income or income taxes. As of December 31, 2024 and 2023, we had net operating loss carryforwards for U.S. federal income tax purposes of $16.9 million and $0.0 million, respectively, which may be carried forward indefinitely. In addition, as of December 31, 2024 and 2023, we had federal capital loss carryforwards of $69.9 million and $155.2 million, respectively. If unused, these federal capital loss carryforwards will expire in 2028. Furthermore, as of December 31, 2024 and 2023, we had federal tax credit carryforwards of $15.2 million and $64.2 million, respectively. As of December 31, 2024, these carryforwards are anticipated to be utilized and can be carried forward indefinitely; therefore, no valuation allowance has been provided for the related deferred income tax asset.

As of December 31, 2024 and 2023, state net operating loss carryforwards were $288.3 million and $312.3 million, respectively, and will expire between 2032 and 2040. As of December 31, 2024 and 2023, foreign net operating loss carryforwards were $264.3 million and $257.3 million, respectively, with some expiring in 2024 while others never expire. We maintain valuation allowances by jurisdiction against the deferred income tax assets related to some of these carryforwards and other items, as utilization of these income tax benefits fail the more likely than not criteria in certain jurisdictions. As of December 31, 2024 and 2023, valuation allowances of $71.4 million and $58.8 million, respectively, had been recorded against the income tax benefits associated primarily with foreign net operating loss carryforwards and net unrealized capital losses on benefit plan trusts. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of the deferred income tax assets that are more likely than not to be realized.

Deferred tax liabilities are recognized for taxes payable on the unremitted earnings from foreign operations of our subsidiaries, except where it is our intention to indefinitely reinvest a portion or all of these undistributed earnings. As of December 31, 2024 and 2023, any applicable taxes that would be due upon repatriation were not provided on approximately $1,276.3 million and $1,362.6 million, respectively, of such accumulated but undistributed earnings from operations of foreign subsidiaries. We currently do not intend to repatriate these unremitted earnings because we have several liquidity options to fund our domestic operations and obligations. These options include investing and financing activities, such as issuing debt, as well as cash flow and dividends from domestic operations. As of December 31, 2024 and 2023, it was not practicable to determine the amount of the unrecognized deferred tax liability that would arise if foreign earnings were remitted, due to the complexity of our international holding company structure, and other significant tax attributes and varying state tax laws. Taxes on remittances would be limited to foreign currency gains or losses, foreign withholding taxes and state income taxes, which we would anticipate to be immaterial. As of December 31, 2024, deferred taxes were also not provided on the approximately $106.2 million of excess book carrying value over tax basis with respect to the original investment in our foreign subsidiaries. A tax liability will be recognized when we no longer plan to indefinitely reinvest a portion or all of these earnings or when we plan to sell a portion or all of our ownership interest.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

14. Income Taxes – (continued)

Effects of Tax Legislation

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

The Inflation Reduction Act of 2022 (“IRA 2022”) was enacted by the U.S. government on August 16, 2022. The IRA 2022 implements a new corporate alternative minimum tax (“CAMT”) effective January 1, 2023. We are an “Applicable Corporation,” which requires computation of the U.S. federal income tax liability under two systems, the U.S. regular corporate tax (“RCT”) and the CAMT. Although the CAMT may apply in any given year when tentative minimum tax (“TMT”) exceeds the RCT liability, as a “prepayment” the CAMT generates a corresponding alternative minimum tax credit (“AMTC”). The AMTC is accounted for as a DTA with an indefinite carryover life recoverable in years when the RCT liability exceeds TMT.

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

December 31, 2024

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

In addition, we sponsor non-qualified defined benefit plans subject to Section 409A of the Internal Revenue Code. This plan is for certain highly compensated employees and agents to replace the benefit that cannot be provided by the qualified defined benefit pension plan due to IRS limits. These nonqualified plans generally parallel the qualified plan but offer different payment options. No agent has been able to become a new participant in the nonqualified plan after 2018.

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

December 31, 2024

15. Employee and Agent Benefits – (continued)

Obligations and Funded Status

The plans’ combined funded status, reconciled to amounts recognized in the consolidated statements of financial position, was as follows:

			Other postretirement
	Pension benefits		benefits
	December 31,		December 31,
	2024	2023	2024	2023

	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$(3,390.9)	$(3,209.4)	$(68.4)	$(71.0)
Service cost	(59.2)	(55.6)	—	—
Interest cost	(161.5)	(160.1)	(3.2)	(3.4)
Actuarial gain (loss)	199.3	(119.7)	2.5	(2.9)
Participant contributions	—	—	(6.1)	(6.1)
Benefits paid	165.0	153.9	13.6	15.0
Settlement	1.4	—	—	—
Benefit obligation at end of year	$(3,245.9)	$(3,390.9)	$(61.6)	$(68.4)

Change in plan assets
Fair value of plan assets at beginning of year	$2,909.6	$2,726.3	$99.8	$94.4
Actual return on plan assets	(14.4)	258.5	8.4	12.7
Employer contribution	84.9	78.7	1.3	1.6
Participant contributions	—	—	6.1	6.1
Benefits paid	(165.0)	(153.9)	(13.6)	(15.0)
Settlement	(1.4)	—	—	—
Fair value of plan assets at end of year	$2,813.7	$2,909.6	$102.0	$99.8

Amount recognized in statement of financial position
Other assets	$—	$—	$40.4	$31.4
Other liabilities	(432.2)	(481.3)	—	—
Total	$(432.2)	$(481.3)	$40.4	$31.4

Amount recognized in accumulated other comprehensive (income) loss
Total net actuarial (gain) loss	$371.7	$425.4	$(29.9)	$(24.4)
Prior service benefit	(53.9)	(70.6)	(3.2)	(4.3)
Pre-tax accumulated other comprehensive (income) loss	$317.8	$354.8	$(33.1)	$(28.7)

The accumulated benefit obligation for all defined benefit pension plans was $3,245.9 million and $3,390.9 million as of December 31, 2024 and 2023, respectively.

Employer contributions to the pension plans include contributions made directly to the qualified pension plan assets and contributions from corporate assets to pay nonqualified pension benefits. Benefits paid from the pension plans include both qualified and nonqualified plan benefits. Nonqualified pension plan assets are not included as part of the asset balances presented in this footnote. The nonqualified pension plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The assets held in a Rabbi trust are available to satisfy the claims of general creditors only in the event of bankruptcy. Therefore, these assets are fully consolidated in our consolidated statements of financial position and are not reflected in our funded status as they do not qualify as plan assets under U.S. GAAP. The market value of assets held in these trusts was $348.8 million and $342.2 million as of December 31, 2024 and 2023, respectively.

Pension Plan Changes and Plan Gains/Losses

For the year ended December 31, 2024, the pension plans had an actuarial gain primarily due to an increase in discount rate. For the year ended December 31, 2023, the pension plans had an actuarial loss primarily due to a decrease in discount rate.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

15. Employee and Agent Benefits – (continued)

Other Postretirement Plan Changes and Plan Gains/Losses

For the year ended December 31, 2024, the other postretirement benefit plans had an actuarial gain primarily due to an increase in discount rates. For the year ended December 31, 2023, the other postretirement benefit plans had an actuarial loss primarily due to a decrease in the discount rates and actual medical claims costs being higher than previously expected.

Information for Pension Plans With an Accumulated Benefit Obligation in Excess of Plan Assets

For 2024 and 2023, both the qualified and nonqualified plans had accumulated benefit obligations in excess of plan assets. As noted previously, the nonqualified plans have assets that are deposited in trusts that fail to meet the U.S. GAAP requirements to be included in plan assets; however, these assets are included in our consolidated statements of financial position.

	December 31,
	2024	2023

	(in millions)
Projected benefit obligation	$3,245.9	$3,390.9
Accumulated benefit obligation	3,245.9	3,390.9
Fair value of plan assets	2,813.7	2,909.6

We did not have any other postretirement benefit plans with an accumulated postretirement benefit obligation in excess of plan assets.

Components of Net Periodic Benefit Cost

	Pension benefits			Other postretirement benefits

	For the year ended December 31,
	2024	2023	2022	2024	2023	2022

	(in millions)
Service cost	$59.2	$55.6	$78.4	$—	$—	$—
Interest cost	161.5	160.1	112.8	3.2	3.4	2.3
Expected return on plan assets	(170.4)	(163.2)	(178.9)	(4.5)	(4.6)	(4.9)
Amortization of prior service benefit	(16.7)	(16.8)	(16.8)	(1.1)	(0.8)	(1.1)
Recognized net actuarial (gain) loss	39.0	41.0	55.7	(0.9)	(1.0)	(1.1)
Settlement	0.2	—	—	—	—	—
Net periodic benefit cost (income)	$72.8	$76.7	$51.2	$(3.3)	$(3.0)	$(4.8)

We use the fair market value of assets to determine components of net periodic benefit cost.

The components of net periodic benefit cost including the service cost component are included in operating expenses on the consolidated statements of operations.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

15. Employee and Agent Benefits – (continued)

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

	Pension benefits		Other postretirement benefits

	For the year ended December 31,
	2024	2023	2024	2023

	(in millions)
Other changes recognized in accumulated other comprehensive (income) loss
Net actuarial (gain) loss	$(14.5)	$24.4	$(6.4)	$(5.2)
Amortization of gain (loss)	(39.0)	(41.0)	0.9	1.0
Amortization of prior service benefit	16.7	16.8	1.1	0.8
Settlement	(0.2)	—	—	—
Total recognized in pre-tax accumulated other comprehensive (income) loss	$(37.0)	$0.2	$(4.4)	$(3.4)
Total recognized in net periodic benefit cost and pre-tax accumulated other comprehensive (income) loss	$35.8	$76.9	$(7.7)	$(6.4)

Net actuarial (gain) loss and net prior service cost benefit have been recognized in AOCI.

Assumptions

Weighted-average assumptions used to determine benefit obligations as disclosed under the Obligations and Funded Status section

	Pension benefits
	December 31,
	2024	2023
Discount rate	5.50%	4.90%
Interest crediting rate - cash balance benefit	5.00%	5.00%
Rate of compensation increase	4.52%	4.56%

	Other postretirement benefits
	December 31,
	2024	2023
Discount rate	5.35%	4.80%
Rate of compensation increase	N/A	N/A

Weighted average assumptions used to determine net periodic benefit cost

	Pension benefits
	For the year ended December 31,
	2024	2023	2022
Discount rate	4.90%	5.10%	2.75%
Expected long-term return on plan assets	6.10%	6.20%	5.20%
Interest crediting rate - cash balance benefit	5.00%	5.00%	5.00%
Rate of compensation increase:
Cash balance benefit	4.52%	4.53%	4.59%
Traditional benefit	N/A %	N/A %	N/A %

	Other postretirement benefits
	For the year ended December 31,
	2024	2023	2022
Discount rate	4.80%	5.00%	2.50%
Expected long-term return on plan assets	4.65%	5.05%	4.25%
Rate of compensation increase	N/A	N/A	N/A

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

15. Employee and Agent Benefits – (continued)

The assumed salary growth rates used to project benefits for the projected benefit obligation are age-based for home office employees. The rate labeled cash balance benefit (relative to employees accruing a cash balance) is the lifecount-weighted average rate of salary growth in the coming year only, as the impact of salary assumption for cash balance benefits are limited to the upcoming year service cost. The rate labeled traditional benefit (relative to employees still accruing a final average pay benefit) is the lifecount-weighted average (at each age) of the single annual growth rate at the age that is equivalent to applying the scale from that age to assumed termination or retirement ages. For the pension benefit obligation, one average rate of compensation increase is disclosed for all participants as the traditional benefit is frozen as of December 31, 2022.

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

For other postretirement benefits, the discount rate is determined by projecting future benefit payments inherent in the accumulated postretirement benefit obligation and discounting those cash flows using a spot yield curve for high quality corporate bonds. The plans’ expected benefit payments are discounted to determine a present value using the yield curve and the discount rate is the level rate that produces the same present value. The 4.65% expected long-term return on plan assets for 2024 was based on the weighted average expected long-term asset returns for the plans. The expected long-term rates for the home office and agent pre-65 medical/life plans and post-65 medical plans were 4.70% and 4.55%, respectively.

Assumed Health Care Cost Trend Rates Used to Determine Net Periodic Benefit Cost

	December 31,
	2024	2023
Health care cost trend rate assumed for next year under age 65	7.50%	7.50%
Health care cost trend rate assumed for next year age 65 and over	6.50%	6.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate (under age 65)	2033	2032
Year that the rate reaches the ultimate trend rate (65 and older)	2032	2031

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

December 31, 2024

15. Employee and Agent Benefits – (continued)

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

Pension Plan Assets

The fair value of the qualified pension plan’s assets by asset category as of the most recent measurement date was as follows:

	December 31, 2024
	Assets	Amount	Fair value hierarchy level
	measured at	measured at
	fair value	net asset value	Level 1	Level 2	Level 3

	(in millions)
Asset category
Pooled separate account investments:
U.S. large cap equity portfolios (1)	$236.5	$—	$—	$236.5	$—
U.S. small/mid cap equity portfolios (2)	98.4	—	—	98.4	—
Balanced asset portfolios (3)	135.0	—	—	135.0	—
International equity portfolios (4)	135.9	—	—	135.9	—
Fixed income security portfolios (5)	26.8	—	—	26.8	—
Real estate investment portfolios (6)	133.6	—	—	133.6	—
Single client separate account investments:
Fixed income securities:
U.S. government and agencies	93.7	—	93.7	—	—
States and political subdivisions	15.5	—	—	15.5	—
Corporate	1,387.2	—	—	1,387.2	—
Hedge funds (7)	3.6	3.6	—	—	—
Mutual funds	109.9	—	109.9	—	—
Pooled separate account investment (8)	423.0	—	—	423.0	—
Other (9)	14.6	—	—	14.6	—
Total	$2,813.7	$3.6	$203.6	$2,606.5	$—

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

15. Employee and Agent Benefits – (continued)

	December 31, 2023
	Assets	Amount	Fair value hierarchy level
	measured at	measured at
	fair value	net asset value	Level 1	Level 2	Level 3

	(in millions)
Asset category
Pooled separate account investments:
U.S. large cap equity portfolios (1)	$290.9	$—	$—	$290.9	$—
U.S. small/mid cap equity portfolios (2)	49.5	—	—	49.5	—
Balanced asset portfolios (3)	97.0	—	—	97.0	—
International equity portfolios (4)	141.8	—	—	141.8	—
Fixed income security portfolios (5)	27.9	—	—	27.9	—
Real estate investment portfolios (6)	204.1	—	—	204.1	—
Single client separate account investments:
Fixed income securities:
U.S. government and agencies	124.9	—	124.9	—	—
States and political subdivisions	27.0	—	—	27.0	—
Corporate	1,394.2	—	—	1,394.2	—
Pooled separate account investment (8)	497.9	—	—	497.9	—
Other (9)	54.4	—	—	54.4	—
Total	$2,909.6	$—	$124.9	$2,784.7	$—
(1)	The portfolios invest primarily in publicly traded equity securities of large U.S. companies.
(2)	The portfolios invest primarily in publicly traded equity securities of mid-sized and small U.S. companies.
(3)	The portfolios are a combination of underlying fixed income and equity investment options. These investment options may include balanced, asset allocation, target-date and target-risk investment options. Although typically lower risk than investment options that invest solely in equities, all investment options in this category have the potential to lose value.
(4)	The portfolios invest primarily in publicly traded equity securities of non-U.S. companies.
(5)	The portfolios invest primarily in fixed income securities, primarily of U.S. origin. These include, but are not limited to, corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities, U.S. Treasury securities, agency securities, asset-backed securities and collateralized mortgage obligations.
(6)	The portfolios invest primarily in U.S. commercial real estate properties through a separate account.
(7)	The hedge funds have varying investment strategies that also have a variety of redemption terms and conditions. We do not have unfunded commitments associated with these hedge funds.
(8)	The single client separate accounts invest in a money market pooled separate account.
(9)	Includes cash, net derivative assets (liabilities) and net receivables (payables) for the single client separate accounts.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

15. Employee and Agent Benefits – (continued)

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

According to our investment policy, the target asset allocation for the qualified plan is:

Asset category	Target allocation
Fixed income security portfolios	70%
Equity portfolios	15%
Private investments	15%

Other Postretirement Benefit Plan Assets

The fair value of the other postretirement benefit plans’ assets by asset category as of the most recent measurement date was as follows:

	December 31, 2024
	Assets	Fair value hierarchy level
	measured at
	fair value	Level 1	Level 2	Level 3

	(in millions)
Asset category
Cash and cash equivalents	$1.0	$1.0	$—	$—
Fixed income security portfolios (1)	48.6	48.6	—	—
U.S. equity portfolios (2)	38.7	38.7	—	—
International equity portfolios (3)	13.7	13.7	—	—
Total	$102.0	$102.0	$—	$—

	December 31, 2023
	Assets	Fair value hierarchy level
	measured at
	fair value	Level 1	Level 2	Level 3

	(in millions)
Asset category
Cash and cash equivalents	$1.3	$1.3	$—	$—
Fixed income security portfolios (1)	47.9	47.9	—	—
U.S. equity portfolios (2)	36.7	36.7	—	—
International equity portfolios (3)	13.9	13.9	—	—
Total	$99.8	$99.8	$—	$—
(1)	The portfolios invest in various fixed income securities, primarily of U.S. origin. These include, but are not limited to, corporate bonds, residential mortgage-backed securities, commercial mortgage-backed securities, U.S. Treasury securities, agency securities, asset-backed securities and collateralized mortgage obligations.
(2)	The portfolios invest primarily in publicly traded equity securities of large U.S. companies.
(3)	The portfolios invest primarily in publicly traded equity securities of non-U.S. companies.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

15. Employee and Agent Benefits – (continued)

The investment strategies for the other postretirement benefit plans are similar to those employed by the qualified pension plan. According to our investment policy, the target asset allocation for the other postretirement benefit plans is:

Asset category	Target allocation
Fixed income security portfolios	50%
U.S. equity portfolios	35%
International equity portfolios	15%

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under ERISA and, generally, not greater than the maximum amount that can be deducted for U.S. federal income tax purposes. We do not anticipate contributions will be needed to satisfy the minimum funding requirements of ERISA for our qualified plan. We are unable to estimate the amount that may be contributed, but it is possible that we may fund the plans in 2025 up to $70.0 million. This includes funding for both our qualified and nonqualified pension plans. While we designate assets to cover the computed liability of the nonqualified plan, the assets are not included as part of the asset balances presented in this footnote as they do not qualify as plan assets in accordance with U.S. GAAP. We may contribute to our other postretirement benefit plans in 2025 pending future analysis.

Estimated Future Benefit Payments

The estimated future benefit payments, which reflect expected future service, are:

		Other postretirement
		benefits (gross benefit
		payments, including
	Pension benefits	prescription drug benefits)

	(in millions)
Year ending December 31:
2025	$227.2	$12.6
2026	209.3	11.4
2027	219.2	10.3
2028	223.6	9.2
2029	230.8	8.5
2030-2034	1,273.2	34.0

The above table reflects the total estimated future benefits to be paid from the plan, including both our share of the benefit cost and the participants’ share of the cost, which is funded by their contributions to the plan.

The assumptions used in calculating the estimated future benefit payments are the same as those used to measure the benefit obligation for the year ended December 31, 2024.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

15. Employee and Agent Benefits – (continued)

Defined Benefit Pension Plans Supplemental Information

Certain key summary data is shown below separately for qualified and nonqualified plans.

	For the year ended December 31,
	2024			2023
	Qualified	Nonqualified		Qualified	Nonqualified
	Plan	Plan	Total	Plan	Plan	Total

	(in millions)
Amount recognized in statement of financial position
Other assets	$—	$—	$—	$—	$—	$—
Other liabilities	(34.9)	(397.3)	(432.2)	(58.3)	(423.0)	(481.3)
Total	$(34.9)	$(397.3)	$(432.2)	$(58.3)	$(423.0)	$(481.3)

Amount recognized in accumulated other comprehensive loss
Total net actuarial loss	$331.0	$40.7	$371.7	$361.4	$64.0	$425.4
Prior service benefit	(47.4)	(6.5)	(53.9)	(60.0)	(10.6)	(70.6)
Pre-tax accumulated other comprehensive loss	$283.6	$34.2	$317.8	$301.4	$53.4	$354.8

Components of net periodic benefit cost
Service cost	$55.2	$4.0	$59.2	$51.6	$4.0	$55.6
Interest cost	141.6	19.9	161.5	139.7	20.4	160.1
Expected return on plan assets	(170.4)	—	(170.4)	(163.2)	—	(163.2)
Amortization of prior service benefit	(12.7)	(4.0)	(16.7)	(12.6)	(4.2)	(16.8)
Recognized net actuarial loss	35.5	3.5	39.0	38.8	2.2	41.0
Settlement	0.2	—	0.2	—	—	—
Net periodic benefit cost	$49.4	$23.4	$72.8	$54.3	$22.4	$76.7

Other changes recognized in accumulated other comprehensive loss
Net actuarial (gain) loss	$5.2	$(19.7)	$(14.5)	$9.5	$14.9	$24.4
Amortization of net loss	(35.4)	(3.6)	(39.0)	(38.8)	(2.2)	(41.0)
Amortization of prior service benefit	12.7	4.0	16.7	12.6	4.2	16.8
Settlement	(0.2)	—	(0.2)	—	—	—
Total recognized in pre-tax accumulated other comprehensive (income) loss	$(17.7)	$(19.3)	$(37.0)	$(16.7)	$16.9	$0.2
Total recognized in net periodic benefit cost and pre-tax accumulated other comprehensive loss	$31.7	$4.1	$35.8	$37.6	$39.3	$76.9

Defined Contribution and Deferred Compensation Plans

In addition, we have defined contribution plans that are generally available to all U.S. employees and agents. Eligible participants could not contribute more than $23,000 of their compensation to the plans in 2024. For all participants, we match the participant’s contributions at a 75% contribution rate up to a maximum matching contribution of 6% of the participant’s compensation. The defined contribution plans allow employees to choose among various investment options, including our common stock, which is available through our Employee Stock Ownership Plan (“ESOP”). We contributed $75.4 million, $74.1 million and $70.3 million in 2024, 2023 and 2022, respectively, to our qualified defined contribution plans.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

15. Employee and Agent Benefits – (continued)

The number of shares of our common stock allocated to participants in the ESOP was 1.5 million and 1.7 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the fair value of the ESOP, which includes earned and unearned common stock, was $119.7 million and $135.6 million, respectively. The ESOP’s total assets include our common stock and cash. The ESOP purchases our common stock on the open market. The number of shares of our common stock held within the ESOP is treated as outstanding in both our basic and diluted earnings per share calculations.

We also have nonqualified deferred compensation plans available to select employees and agents that allow them to defer compensation amounts in excess of limits imposed by U.S. federal tax law with respect to the qualified plans. For certain nonqualified deferred compensation plans that include an employer matching contribution, in 2024 we matched the Grandfathered Choice Participant’s deferral at a 50% match deferral rate up to a maximum matching deferral of 3% of the participant’s compensation. For all other participants in nonqualified deferred compensation plans that include an employer matching contribution, we matched the participant’s deferral at a 75% match deferral rate up to a maximum matching deferral of 6% of the participant’s compensation. We contributed $3.6 million, $3.1 million and $3.9 million in 2024, 2023 and 2022, respectively, to our nonqualified deferred compensation plans.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

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

While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe any such matter will have a material adverse effect on our business or financial position. To the extent such matters present a reasonably possible chance of loss, we are generally not able to estimate the possible loss or range of loss associated therewith. The outcome of such matters is always uncertain and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate as of December 31, 2024.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. The terms of these agreements range in duration and often are not explicitly defined. The maximum exposure under these agreements as of December 31, 2024, was approximately $74.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period. Furthermore, in connection with our contingent funding agreements, we are required to purchase any principal and interest strips of U.S. Treasury securities that are due and not paid from the associated unconsolidated trusts. The maximum exposure under these agreements as of December 31, 2024, was $750.0 million. See Note 13, Debt, for further details.

We manage mandatory privatized social security funds in Chile. By regulation, we have a required minimum guarantee on the funds’ relative return. Because the guarantee has no limitation with respect to duration or amount, the maximum exposure of the guarantee in the future is indeterminable.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

16. Contingencies, Guarantees, Indemnifications and Leases – (continued)

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

Guaranty Funds

Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. A state’s fund assesses its members based on their pro rata market share of written premiums in the state for the classes of insurance for which the insolvent insurer was engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets. We accrue liabilities for guaranty fund assessments when an assessment is probable, can be reasonably estimated and when the event obligating us to pay has occurred. While we cannot predict the amount and timing of any future assessments, we have established reserves we believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings. As of December 31, 2024 and 2023, the liability balance for guaranty fund assessments, which is not discounted, was $29.3 million and $21.9 million, respectively, and was reported within other liabilities in the consolidated statements of financial position. As of December 31, 2024 and 2023, $17.5 million and $11.0 million, respectively, related to premium tax offsets were included in premiums due and other receivables in the consolidated statements of financial position.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

16. Contingencies, Guarantees, Indemnifications and Leases – (continued)

The lease assets and liabilities were as follows:

	December 31,
	2024	2023

	(in millions)
Assets
Operating lease assets (1)	$151.4	$176.7
Finance lease assets (1)	67.6	73.9
Total lease assets	$219.0	$250.6

Liabilities
Operating lease liabilities (2)	$150.6	$175.6
Finance lease liabilities (2)	69.0	74.8
Total lease liabilities	$219.6	$250.4
(1)	Operating and finance lease assets are primarily reported within property and equipment on the consolidated statements of financial position.
(2)	Operating and finance lease liabilities are reported within other liabilities on the consolidated statements of financial position.

The lease cost was as follows:

	For the year ended December 31,
	2024	2023	2022

	(in millions)
Finance lease cost (1):
Amortization of right-of-use assets	$29.8	$32.9	$34.0
Interest on lease liabilities	2.6	1.9	1.2
Operating lease cost (1)	55.3	56.1	61.6
Other lease cost (1) (2)	9.2	9.5	12.4
Sublease income (3)	(0.5)	(0.3)	(1.5)
Total lease cost	$96.4	$100.1	$107.7
(1)	Finance, operating and other lease costs are primarily included in operating expenses on the consolidated statements of operations.
(2)	Other lease cost primarily reflects variable and short-term lease costs.
(3)	Sublease income is included in fees and other revenues on the consolidated statements of operations.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

16. Contingencies, Guarantees, Indemnifications and Leases – (continued)

Payments for operating leases for the years ended December 31, 2024, 2023 and 2022, were $50.3 million, $60.1 million and $58.3 million, respectively. Payments for finance leases for the years ended December 31, 2024, 2023 and 2022, were $32.0 million, $34.3 million and $35.1 million, respectively. The following represents future payments due by period for lease obligations:

	Operating leases	Finance leases	Total

	(in millions)
For the twelve months ending December 31:
2025	$46.1	$29.1	$75.2
2026	41.2	24.5	65.7
2027	32.8	14.9	47.7
2028	18.6	4.3	22.9
2029	8.5	—	8.5
2030 and thereafter	20.7	—	20.7
Total lease payments	167.9	72.8	240.7
Less: interest	17.3	3.8	21.1
Present value of lease liabilities	$150.6	$69.0	$219.6

The weighted-average remaining lease term and weighted-average discount rates were as follows:

	For the year ended December 31,
	2024	2023	2022
Weighted-average remaining lease term (in years):
Operating leases	5.5	6.0	6.4
Finance leases	2.8	3.0	2.8

Weighted-average discount rate:
Operating leases	3.7%	3.6%	3.6%
Finance leases	4.0%	3.5%	1.7%

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

17. Stockholders’ Equity

Common Stock Dividends

	For the year ended December 31,
	2024	2023	2022
Dividends declared per common share	$2.85	$2.60	$2.56

Reconciliation of Outstanding Common Shares

	For the year ended December 31,
	2024	2023	2022
Beginning balance	236,438,294	243,549,782	261,673,076
Shares issued	2,455,503	2,469,841	4,937,910
Treasury stock acquired	(12,668,636)	(9,581,329)	(23,061,204)
Ending balance	226,225,161	236,438,294	243,549,782

In June 2021, our Board of Directors (“Board”) authorized a share repurchase program of up to $1.2 billion of our outstanding common stock, which was completed in August 2022. In January 2022, our Board authorized a $1.6 billion increase to the June 2021 share repurchase program authorization, which was completed in April 2024. In February 2024, our Board authorized a share repurchase program of up to $1.5 billion of our outstanding common stock, which has no expiration date. In February 2025, our Board authorized a share repurchase program of up to $1.5 billion of our outstanding common stock, which has no expiration date. Shares repurchased under these programs are accounted for as treasury stock, carried at cost and reflected as a reduction to stockholders’ equity.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

17. Stockholders’ Equity – (continued)

Other Comprehensive Income (Loss)

	For the year ended December 31, 2024
	Pre-Tax	Tax	After-Tax

	(in millions)
Net unrealized losses on available-for-sale securities during the period	$(1,033.4)	$227.0	$(806.4)
Reclassification adjustment for losses included in net income (1)	138.4	(26.2)	112.2
Adjustments for assumed changes in amortization patterns	9.8	(2.1)	7.7
Adjustments for assumed changes in policyholder liabilities	10.8	(2.3)	8.5
Net unrealized losses on available-for-sale securities	(874.4)	196.4	(678.0)

Net unrealized gains on derivative instruments during the period	71.2	(15.0)	56.2
Reclassification adjustment for gains included in net income (2)	(3.5)	0.8	(2.7)
Adjustments for assumed changes in amortization patterns	0.5	(0.1)	0.4
Net unrealized gains on derivative instruments	68.2	(14.3)	53.9

Liability for future policy benefits discount rate remeasurement gain (3)	1,281.9	(271.9)	1,010.0

Market risk benefit nonperformance risk remeasurement loss (4)	(10.3)	2.2	(8.1)

Foreign currency translation adjustment	(301.5)	4.9	(296.6)

Unrecognized postretirement benefit obligation during the period	20.7	(5.1)	15.6
Amortization of amounts included in net periodic benefit cost (6)	20.3	(5.2)	15.1
Net unrecognized postretirement benefit obligation	41.0	(10.3)	30.7

Other comprehensive income	$204.9	$(93.0)	$111.9

	For the year ended December 31, 2023
	Pre-Tax	Tax	After-Tax

	(in millions)
Net unrealized gains on available-for-sale securities during the period	$1,986.8	$(419.8)	$1,567.0
Reclassification adjustment for losses included in net income (1)	351.1	(73.5)	277.6
Adjustments for assumed changes in amortization patterns	(2.6)	0.6	(2.0)
Adjustments for assumed changes in policyholder liabilities	0.7	(0.2)	0.5
Net unrealized gains on available-for-sale securities	2,336.0	(492.9)	1,843.1

Net unrealized losses on derivative instruments during the period	(44.9)	9.4	(35.5)
Reclassification adjustment for gains included in net income (2)	(7.4)	1.6	(5.8)
Adjustments for assumed changes in amortization patterns	(0.9)	0.2	(0.7)
Adjustments for assumed changes in policyholder liabilities	0.2	—	0.2
Net unrealized losses on derivative instruments	(53.0)	11.2	(41.8)

Liability for future policy benefits discount rate remeasurement loss (3)	(365.9)	53.2	(312.7)

Market risk benefit nonperformance risk remeasurement loss (4)	(39.2)	8.3	(30.9)

Foreign currency translation adjustment during the period	68.0	5.1	73.1
Reclassification adjustment for losses included in net income (5)	0.6	—	0.6
Foreign currency translation adjustment	68.6	5.1	73.7

Unrecognized postretirement benefit obligation during the period	(19.3)	5.2	(14.1)
Amortization of amounts included in net periodic benefit cost (6)	22.4	(5.9)	16.5
Net unrecognized postretirement benefit obligation	3.1	(0.7)	2.4

Other comprehensive income	$1,949.6	$(415.8)	$1,533.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

17. Stockholders’ Equity – (continued)

	For the year ended December 31, 2022
	Pre-Tax	Tax	After-Tax

	(in millions)
Net unrealized losses on available-for-sale securities during the period	$(13,158.9)	$2,787.9	$(10,371.0)
Reclassification adjustment for losses included in net income (1)	398.9	(87.6)	311.3
Adjustments for assumed changes in amortization patterns	(3.7)	0.7	(3.0)
Adjustments for assumed changes in policyholder liabilities	273.2	(57.3)	215.9
Net unrealized losses on available-for-sale securities	(12,490.5)	2,643.7	(9,846.8)

Net unrealized losses on derivative instruments during the period	(1.4)	0.3	(1.1)
Reclassification adjustment for gains included in net income (2)	(28.0)	5.8	(22.2)
Adjustments for assumed changes in amortization patterns	(0.1)	—	(0.1)
Adjustments for assumed changes in policyholder liabilities	0.4	(0.1)	0.3
Net unrealized losses on derivative instruments	(29.1)	6.0	(23.1)

Liability for future policy benefits discount rate remeasurement gain (3)	6,030.4	(1,251.9)	4,778.5

Market risk benefit nonperformance risk remeasurement gain (4)	144.3	(30.2)	114.1

Foreign currency translation adjustment	(26.9)	4.8	(22.1)

Unrecognized postretirement benefit obligation during the period	85.8	(22.3)	63.5
Amortization of amounts included in net periodic benefit cost (6)	36.7	(9.6)	27.1
Net unrecognized postretirement benefit obligation	122.5	(31.9)	90.6

Other comprehensive loss	$(6,249.3)	$1,340.5	$(4,908.8)
(1)	Pre-tax reclassification adjustments relating to available-for-sale securities are reported in net realized capital gains (losses) and net realized capital gains (losses) on funds withheld assets on the consolidated statements of operations.
(2)	See Note 5, Derivative Financial Instruments, under the caption “Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations” for further details.
(3)	Includes the discount rate remeasurement gain (loss) associated with the LFPB and the associated reinsurance recoverable. See Note 10, Future Policy Benefits and Claims, under the caption “Liability for Future Policy Benefits” for further details.
(4)	See Note 11, Market Risk Benefits, for further details.
(5)	Relates to the release of cumulative translation adjustment from the dissolution of foreign subsidiaries.
(6)	Amount is comprised of amortization of prior service cost (benefit) and recognized net actuarial (gain) loss, which is reported in operating expenses on the consolidated statements of operations. See Note 15, Employee and Agent Benefits, under the caption “Components of Net Periodic Benefit Cost” for further details.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

17. Stockholders’ Equity – (continued)

Accumulated Other Comprehensive Loss

				MRB
	Net unrealized	Net unrealized	LFPB	nonperformance	Foreign	Unrecognized	Accumulated
	gains (losses) on	gains (losses)	discount rate	risk	currency	postretirement	other
	available-for-sale	on derivative	remeasurement	remeasurement	translation	benefit	comprehensive
	securities (1)	instruments	gain (loss)	gain (loss)	adjustment	obligation	loss

	(in millions)
Balances as of January 1, 2022	$3,880.4	$56.6	$(4,037.6)	$(90.1)	$(1,548.7)	$(344.7)	$(2,084.1)
Other comprehensive loss during the period, net of adjustments	(10,157.9)	(0.9)	4,778.5	114.1	(22.9)	63.5	(5,225.6)
Amounts reclassified from AOCI	311.3	(22.2)	—	—	—	27.1	316.2
Other comprehensive loss	(9,846.6)	(23.1)	4,778.5	114.1	(22.9)	90.6	(4,909.4)
Adjustment for reinsurance (2)	108.3	6.2	—	—	—	—	114.5
Balances as of December 31, 2022	(5,857.9)	39.7	740.9	24.0	(1,571.6)	(254.1)	(6,879.0)
Other comprehensive income during the period, net of adjustments	1,565.5	(36.0)	(312.7)	(30.9)	73.0	(14.1)	1,244.8
Amounts reclassified from AOCI	277.6	(5.8)	—	—	0.6	16.5	288.9
Other comprehensive income	1,843.1	(41.8)	(312.7)	(30.9)	73.6	2.4	1,533.7
Balances as of December 31, 2023	(4,014.8)	(2.1)	428.2	(6.9)	(1,498.0)	(251.7)	(5,345.3)
Other comprehensive loss during the period, net of adjustments	(790.3)	56.6	1,010.0	(8.1)	(287.9)	15.6	(4.1)
Amounts reclassified from AOCI	112.2	(2.7)	—	—	—	15.1	124.6
Other comprehensive income	(678.1)	53.9	1,010.0	(8.1)	(287.9)	30.7	120.5
Balances as of December 31, 2024	$(4,692.9)	$51.8	$1,438.2	$(15.0)	$(1,785.9)	$(221.0)	$(5,224.8)
(1)	Net unrealized gains (losses) on available-for-sale securities for which an allowance for credit loss has been recorded were $(3.8) million, $(4.3) million and $0.3 million as of December 31, 2024, 2023 and 2022, respectively.
(2)	Reflects the January 1, 2022, balance associated with our exited ULSG business that was ceded to an unaffiliated reinsurance company.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

17. Stockholders’ Equity – (continued)

Following is a reconciliation of the changes in the redeemable noncontrolling interest:

	For the year ended December 31,
	2024	2023	2022

	(in millions)
Beginning balance	$248.9	$262.0	$332.5
Net income (loss) attributable to redeemable noncontrolling interest	11.8	23.7	(25.8)
Redeemable noncontrolling interest of deconsolidated entities (1)	(185.6)	(3.0)	(2.8)
Contributions from redeemable noncontrolling interest	330.0	43.3	67.3
Distributions to redeemable noncontrolling interest	(55.8)	(75.0)	(108.9)
Purchase of subsidiary shares from redeemable noncontrolling interest (2)	(0.6)	(1.6)	(1.1)
Change in redemption value of redeemable noncontrolling interest	(4.4)	(1.1)	(0.2)
Stock-based compensation attributable to redeemable noncontrolling interest	0.2	0.1	0.1
Other comprehensive income (loss) attributable to redeemable noncontrolling interest	(6.8)	0.5	0.9
Ending balance	$337.7	$248.9	$262.0
(1)	We deconsolidated certain sponsored investment funds as they no longer met the requirements for consolidation.
(2)	In 2024, 2023 and 2022, we acquired an additional interest in Origin Asset Management.

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

Under Iowa law, Principal Life may pay dividends or make other distributions only from the earned surplus arising from its business and must receive the prior approval of the Commissioner of Insurance of the State of Iowa (“the Commissioner”) to pay stockholder dividends or make any other distribution if such distribution would exceed certain statutory limitations. Iowa law gives the Commissioner discretion to disapprove requests for distributions in excess of these limitations. Extraordinary dividends include those made, together with dividends and other distributions, within the preceding twelve months that exceed the greater of (i) 10% of Principal Life’s statutory policyholder surplus as of the previous year-end excluding admitted disallowed interest maintenance reserve or (ii) the statutory net gain from operations from the previous calendar year, not to exceed earned surplus. Based on this limitation and 2024 statutory results, Principal Life could pay approximately $1,313.1 million in ordinary stockholder dividends in 2025 without prior regulatory approval. However, because the dividend test is based on dividends previously paid over rolling twelve-month periods, if paid before a specified date during 2025, some or all of such dividends may be extraordinary and require regulatory approval.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

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

December 31, 2024

18. Fair Value Measurements – (continued)

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

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of December 31, 2024, approximately 3% of our total fixed maturities were Level 3 securities valued using internal pricing models.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

18. Fair Value Measurements – (continued)

Mortgage Loans

Mortgage loans reported at fair value include those of a consolidated VIE for which the fair value option was elected. Fair values of commercial mortgage loans are primarily determined by discounting the expected cash flows at current treasury rates plus an applicable risk spread, which reflects credit quality and maturity of the loans. The risk spread is based on market clearing levels for loans with comparable credit quality, maturities and risk. These are reflected in Level 3. Mortgage loans valued using securitized pricing based on observable market data should be reflected in Level 2 of the fair value hierarchy.

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

Equity Contracts. We use an option pricing model using observable implied volatilities, dividend yields, index prices and swap curves as the inputs to determine the fair value of equity options. Certain total return swaps use an accrual method comparing both cash flows to determine fair value. These are reflected in Level 2. Certain equity option contracts are valued using broker quotes. These are reflected in Level 3.

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

December 31, 2024

18. Fair Value Measurements – (continued)

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

December 31, 2024

18. Fair Value Measurements – (continued)

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

Long-Term Debt

Long-term debt reported at fair value includes that of a consolidated VIE for which the fair value option was elected. The long-term debt is a secured credit facility that is primarily financing for commercial real estate loans. The fair value is estimated using discounted cash flow analysis based on our incremental borrowing rate for similar borrowing arrangements. These are reflected in Level 2.

Other Liabilities

Derivative liabilities of consolidated sponsored investment funds are reported at fair value within other liabilities. Fair values of these derivatives are determined as previously described and are reflected in Level 1 and Level 2.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

18. Fair Value Measurements – (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2024
	Assets/	Amount
	(liabilities)	measured at	Fair value hierarchy level
	measured at	net asset
	fair value	value (5)	Level 1	Level 2	Level 3

	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,637.9	$—	$1,231.9	$406.0	$—
Non-U.S. governments	495.7	—	—	495.7	—
States and political subdivisions	6,076.5	—	—	6,009.7	66.8
Corporate	35,702.6	—	29.1	33,323.1	2,350.4
Residential mortgage-backed pass-through securities	3,674.2	—	—	3,674.2	—
Commercial mortgage-backed securities	5,188.0	—	—	5,185.3	2.7
Collateralized debt obligations (1)	6,560.4	—	—	6,560.4	—
Other debt obligations	8,915.7	—	—	7,437.4	1,478.3
Total fixed maturities, available-for-sale	68,251.0	—	1,261.0	63,091.8	3,898.2
Fixed maturities, trading	1,023.3	—	—	460.7	562.6
Equity securities	2,295.0	—	990.2	1,304.8	—
Mortgage loans	140.6	—	—	—	140.6
Derivative assets (2)	648.2	—	—	626.8	21.4
Other investments	905.6	106.7	262.2	405.5	131.2
Cash equivalents	2,950.5	—	271.6	2,678.9	—
Market risk benefit asset (3)	199.5	—	—	—	199.5
Sub-total excluding separate account assets	76,413.7	106.7	2,785.0	68,568.5	4,953.5
Separate account assets	173,327.1	7,573.6	112,920.3	52,106.5	726.7
Total assets	$249,740.8	$7,680.3	$115,705.3	$120,675.0	$5,680.2

Liabilities
Investment and universal life contracts (4)	$(578.4)	$—	$—	$—	$(578.4)
Market risk benefit liability (3)	(62.1)	—	—	—	(62.1)
Funds withheld payable embedded derivative (4)	3,014.5	—	—	—	3,014.5
Long-term debt	(21.8)	—	—	(21.8)	—
Derivative liabilities (2)	(506.2)	—	—	(498.3)	(7.9)
Other liabilities	(5.2)	—	(5.2)	—	—
Total liabilities	$1,840.8	$—	$(5.2)	$(520.1)	$2,366.1

Net assets	$251,581.6	$7,680.3	$115,700.1	$120,154.9	$8,046.3

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

18. Fair Value Measurements – (continued)

	December 31, 2023
	Assets/	Amount
	(liabilities)	measured at	Fair value hierarchy level
	measured at	net asset
	fair value	value (5)	Level 1	Level 2	Level 3

	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,528.8	$—	$1,216.0	$312.8	$—
Non-U.S. governments	507.9	—	0.2	507.7	—
States and political subdivisions	6,676.8	—	—	6,606.9	69.9
Corporate	35,810.0	—	30.9	33,473.2	2,305.9
Residential mortgage-backed pass-through securities	3,061.1	—	—	3,061.1	—
Commercial mortgage-backed securities	4,775.5	—	—	4,772.5	3.0
Collateralized debt obligations (1)	5,403.7	—	—	5,328.3	75.4
Other debt obligations	7,909.3	—	—	6,726.7	1,182.6
Total fixed maturities, available-for-sale	65,673.1	—	1,247.1	60,789.2	3,636.8
Fixed maturities, trading	836.2	—	27.7	392.7	415.8
Equity securities	1,478.1	—	245.4	1,232.7	—
Derivative assets (2)	304.2	—	—	297.9	6.3
Other investments	815.6	73.7	220.1	356.7	165.1
Cash equivalents	3,771.4	—	511.6	3,259.8	—
Market risk benefit asset (3)	153.4	—	—	—	153.4
Sub-total excluding separate account assets	73,032.0	73.7	2,251.9	66,329.0	4,377.4
Separate account assets	167,605.6	8,692.0	104,505.0	53,655.8	752.8
Total assets	$240,637.6	$8,765.7	$106,756.9	$119,984.8	$5,130.2

Liabilities
Investment and universal life contracts (4)	$(115.5)	$—	$—	$—	$(115.5)
Market risk benefit liability (3)	(133.2)	—	—	—	(133.2)
Funds withheld payable embedded derivative (4)	2,567.1	—	—	—	2,567.1
Derivative liabilities (2)	(494.0)	—	—	(493.2)	(0.8)
Other liabilities	(1.0)	—	—	(1.0)	—
Total liabilities	$1,823.4	$—	$—	$(494.2)	$2,317.6

Net assets	$242,461.0	$8,765.7	$106,756.9	$119,490.6	$7,447.8
(1)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(2)	Within the consolidated statements of financial position, derivative assets are reported with other investments and derivative liabilities are reported with other liabilities. The amounts are presented gross in the tables above to reflect the presentation on the consolidated statements of financial position; however, are presented net for purposes of the rollforward in the Changes in Level 3 Fair Value Measurements tables. Refer to Note 5, Derivative Financial Instruments, for further information on fair value by class of derivative instruments.
(3)	Refer to Note 11, Market Risk Benefits, for further information on the change in the Level 3 fair value measurements of MRBs.
(4)	Includes bifurcated embedded derivatives that are reported at net asset (liability) fair value within the same line item in the consolidated statements of financial position in which the host contract is reported. The funds withheld payable embedded derivative could be in either an asset or (liability) position.
(5)	Certain investments are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy. Other investments using the NAV practical expedient consist of certain fund interests that are restricted until maturity with unfunded commitments totaling $3.1 million and $7.1 million as of December 31, 2024 and December 31, 2023, respectively. Separate account assets using the NAV practical expedient consist of certain funds with varying investment strategies that also have a variety of redemption terms and conditions. We do not have unfunded commitments associated with these funds.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

18. Fair Value Measurements – (continued)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows:

	For the year ended December 31, 2024
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance	Included	Included in	issuances			balance
	as of	in net	other	and	Transfers	Transfers	as of
	January 1,	income	comprehensive	settlements	into	out of	December 31,
	2024	(2)	income (3)	(4)	Level 3	Level 3	2024

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$69.9	$—	$(1.5)	$0.8	$15.5	$(17.9)	$66.8
Corporate	2,305.9	(28.2)	(25.1)	38.9	58.9	—	2,350.4
Commercial mortgage-backed securities	3.0	—	—	(0.3)	—	—	2.7
Collateralized debt obligations	75.4	—	(0.7)	(71.7)	—	(3.0)	—
Other debt obligations	1,182.6	0.2	(0.8)	267.7	140.2	(111.6)	1,478.3
Total fixed maturities, available-for-sale	3,636.8	(28.0)	(28.1)	235.4	214.6	(132.5)	3,898.2
Fixed maturities, trading	415.8	(0.7)	—	147.5	—	—	562.6
Mortgage loans	—	—	—	140.6	—	—	140.6
Other investments	165.1	(22.8)	—	(11.1)	—	—	131.2
Separate account assets (1)	752.8	(17.5)	—	(8.6)	—	—	726.7

Liabilities
Investment and universal life contracts	(115.5)	(166.3)	—	(296.6)	—	—	(578.4)
Funds withheld payable embedded derivative	2,567.1	447.4	—	—	—	—	3,014.5

Derivatives
Net derivative assets (liabilities)	5.5	7.5	—	0.8	0.1	(0.4)	13.5

	For the year ended December 31, 2023
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance	Included	Included in	issuances			balance
	as of	in net	other	and	Transfers	Transfers	as of
	January 1,	income	comprehensive	settlements	into	out of	December 31,
	2023	(2)	income (3)	(4)	Level 3	Level 3	2023

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$70.9	$—	$0.7	$(1.7)	$—	$—	$69.9
Corporate	1,568.3	(4.5)	13.3	593.6	212.4	(77.2)	2,305.9
Commercial mortgage-backed securities	3.4	—	—	(0.4)	—	—	3.0
Collateralized debt obligations	56.2	—	1.9	165.8	—	(148.5)	75.4
Other debt obligations	467.8	1.3	1.2	537.0	239.5	(64.2)	1,182.6
Total fixed maturities, available-for-sale	2,166.6	(3.2)	17.1	1,294.3	451.9	(289.9)	3,636.8
Fixed maturities, trading	134.0	2.4	—	279.4	—	—	415.8
Other investments	1.9	(5.7)	—	168.9	—	—	165.1
Separate account assets (1)	1,034.9	(8.7)	—	(273.4)	—	—	752.8

Liabilities
Investment and universal life contracts	(46.4)	(37.7)	—	(31.4)	—	—	(115.5)
Funds withheld payable embedded derivative	3,652.8	(1,085.7)	—	—	—	—	2,567.1

Derivatives
Net derivative assets (liabilities)	(3.4)	3.9	—	4.9	0.1	—	5.5

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

18. Fair Value Measurements – (continued)

	For the year ended December 31, 2022
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance	Included	Included in	issuances			balance
	as of	in net	other	and	Transfers	Transfers	as of
	January 1,	income	comprehensive	settlements	into	out of	December 31,
	2022	(2)	income (3)	(4)	Level 3	Level 3	2022

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$94.8	$—	$(24.1)	$(1.6)	$12.0	$(10.2)	$70.9
Corporate	834.3	(4.8)	(28.6)	626.3	176.3	(35.2)	1,568.3
Commercial mortgage-backed securities	19.2	—	(1.0)	(4.6)	—	(10.2)	3.4
Collateralized debt obligations	85.8	—	(1.0)	151.8	—	(180.4)	56.2
Other debt obligations	42.1	(0.3)	(20.4)	474.2	—	(27.8)	467.8
Total fixed maturities, available-for-sale	1,076.2	(5.1)	(75.1)	1,246.1	188.3	(263.8)	2,166.6
Fixed maturities, trading	4.9	(0.6)	—	100.7	29.0	—	134.0
Other investments	2.1	—	(0.6)	0.4	—	—	1.9
Separate account assets (1)	945.3	113.5	—	(23.9)	—	—	1,034.9

Liabilities
Investment and universal life contracts	(83.2)	35.9	—	0.9	—	—	(46.4)
Funds withheld payable embedded derivative	—	3,652.8	—	—	—	—	3,652.8

Derivatives
Net derivative assets (liabilities)	—	(5.4)	(0.3)	2.6	—	(0.3)	(3.4)
(1)	Gains and losses for separate account assets do not impact net income as the change in value of separate account assets is offset by a change in value of separate account liabilities. Foreign currency translation adjustments related to the Principal Asset Management separate account assets are recorded in AOCI and are offset by foreign currency translation adjustments of the corresponding separate account liabilities.
(2)	Both realized gains (losses) and mark-to-market unrealized gains (losses) are generally reported in net realized capital gains (losses), net realized capital gains (losses) on funds withheld assets or change in fair value of funds withheld embedded derivative within the consolidated statements of operations. Realized and unrealized gains (losses) on certain securities with an investment objective to realize economic value through mark-to-market changes are reported in net investment income within the consolidated statements of operations. Changes in unrealized gains (losses) included in net income relating to positions still held were:

	For the year ended December 31,
	2024	2023	2022

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$(39.1)	$0.3	$(1.3)
Other debt obligations	0.2	1.9	—
Total fixed maturities, available-for-sale	(38.9)	2.2	(1.3)
Fixed maturities, trading	(6.2)	2.0	(0.6)
Other investments	(10.0)	(5.2)	—
Separate account assets	(9.8)	(80.3)	89.8

Liabilities
Investment and universal life contracts	(155.8)	(29.2)	22.6
Funds withheld payable embedded derivative	447.4	(1,085.7)	3,652.8

Derivatives
Net derivative assets (liabilities)	7.8	7.5	(3.4)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

18. Fair Value Measurements – (continued)

(3)	Changes in unrealized gains (losses) included in OCI, including foreign currency translation adjustments related to Principal Asset Management, relating to positions still held were:

	For the year ended December 31,
	2024	2023	2022

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$(1.4)	$(4.1)	$(22.3)
Corporate	(25.7)	(38.9)	(19.8)
Commercial mortgage-backed securities	—	—	(0.5)
Collateralized debt obligations	0.1	0.7	—
Other debt obligations	(0.5)	(29.8)	(18.5)
Total fixed maturities, available-for-sale	(27.5)	(72.1)	(61.1)

Derivatives
Net derivative assets (liabilities)	—	—	(0.2)

(4)	Gross purchases, sales, issuances and settlements were:

	For the year ended December 31, 2024
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$2.5	$—	$—	$(1.7)	$0.8
Corporate	659.3	(322.2)	—	(298.2)	38.9
Commercial mortgage-backed securities	—	—	—	(0.3)	(0.3)
Collateralized debt obligations	35.1	(90.0)	—	(16.8)	(71.7)
Other debt obligations	601.3	(101.4)	—	(232.2)	267.7
Total fixed maturities, available-for-sale	1,298.2	(513.6)	—	(549.2)	235.4
Fixed maturities, trading	422.9	(166.9)	—	(108.5)	147.5
Mortgage loans	140.6	—	—	—	140.6
Other investments	182.3	—	—	(193.4)	(11.1)
Separate account assets (5)	—	(30.3)	(60.0)	81.7	(8.6)

Liabilities
Investment and universal life contracts	—	—	(364.4)	67.8	(296.6)

Derivatives
Net derivative assets (liabilities)	0.4	0.4	—	—	0.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

18. Fair Value Measurements – (continued)

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

December 31, 2024

18. Fair Value Measurements – (continued)

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels were as follows:

	For the year ended December 31, 2024
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$15.5	$—	$17.9
Corporate	—	58.9	—	—
Collateralized debt obligations	—	—	—	3.0
Other debt obligations	—	140.2	—	111.6
Total fixed maturities, available-for-sale	—	214.6	—	132.5

Derivatives
Net derivative assets (liabilities)	—	0.1	—	0.4

	For the year ended December 31, 2023
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$212.4	$—	$77.2
Collateralized debt obligations	—	—	—	148.5
Other debt obligations	—	239.5	—	64.2
Total fixed maturities, available-for-sale	—	451.9	—	289.9

Derivatives
Net derivative assets (liabilities)	—	0.1	—	—

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

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

Assets transferred into Level 3 during 2024, 2023 and 2022, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations.

Assets transferred out of Level 3 during 2024, 2023 and 2022, included those assets for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

18. Fair Value Measurements – (continued)

Quantitative Information about Level 3 Fair Value Measurements

The following table provides quantitative information about the significant unobservable inputs used for recurring fair value measurements categorized within Level 3, excluding assets and liabilities for which significant quantitative unobservable inputs are not developed internally, which primarily consists of those valued using broker quotes. The MRB asset and liability are excluded from the table. Refer to Note 11, Market Risk Benefits, for information on the unobservable inputs used for fair value measurement of MRBs. The funds withheld payable embedded derivative is excluded from the table as the determination of its fair value incorporates the fair value of the invested assets supporting the reinsurance agreement. The commercial mortgage loans of a consolidated VIE are excluded from the table as the determination of fair value was based on transaction price due to proximity of purchase to year-end, and thus no inputs to be provided. Refer to “Assets and liabilities measured at fair value on a recurring basis” for a complete valuation hierarchy summary.

	December 31, 2024
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of				Weighted
	fair value	technique(s)	input description	inputs				average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$1,817.8	Discounted cash flow	Discount rate (1)	2.1	%-	12.7%		8.0%
			Earnings before interest, taxes, depreciation and amortization multiple	1.1	x-	1.7	x	1.3	x
			Illiquidity premium	30	basis points (“bps”)-	791	bps	142	bps
			Comparability adjustment	(42)	bps-	2,947	bps	149	bps
Other debt obligations	1,343.1	Discounted cash flow	Discount rate (1)	4.9	%-	7.7%		5.4%
			Illiquidity premium	(83)	bps-	260	bps	120	bps
			Comparability adjustment	(19)	bps-	415	bps	128	bps
Fixed maturities, trading	289.6	Discounted cash flow	Discount rate (1)	9.5	%-	13.0%		9.9%
			Earnings before interest, taxes, depreciation and amortization multiple			1.1	x	1.1	x
			Comparability adjustment	(32)	bps-	2,947	bps	152	bps
Other investments	129.0	Discounted cash flow	Discount rate (1)	11.5	%-	13.5%		12.4%
			Probability of default	6.0	%-	10.0%		8.1%
			Potential loss severity	87.0	%-	100.0%		92.0%
Separate account assets	726.7	Discounted cash flow - real estate	Discount rate (1)	7.0	%-	11.0%		7.2%
			Terminal capitalization rate	5.5	%-	9.5%		6.0%
			Average market rent growth rate	2.0	%-	4.5%		2.7%
		Discounted cash flow - real estate debt	Loan to value	46.4	%-	69.5%		59.2%
			Market interest rate	4.9	%-	7.2%		6.1%
Liabilities
Investment and universal life contracts (4)	(578.4)	Discounted cash flow	Long duration interest rate	3.0	%-	4.9	% (2)	4.8%
			Long-term equity market volatility	14.5	%-	49.3%		21.4%
			Nonperformance risk	0.4	%-	1.1%		0.8%
			Lapse rate	0.0	%-	55.0%		8.5%
			Mortality rate	See note (3)

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

18. Fair Value Measurements – (continued)

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

December 31, 2024

18. Fair Value Measurements – (continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No significant assets and liabilities were measured at fair value on a nonrecurring basis for the years ended December 31, 2024, 2023 and 2022.

Fair Value Option

We elected fair value accounting for:

●	Certain other loans of a consolidated VIE that were subject to amortized cost accounting and a valuation allowance so that credit losses are recognized within the changes in fair value in the consolidated statements of operations.
●	Certain mortgage loans and long-term debt of a consolidated VIE to provide alignment between the consolidated VIE’s financial reporting and the calculation of net asset value per share used to determine the prices at which investors can purchase and redeem shares of the entity’s stock.

The following table presents information regarding the assets for which the fair value option was elected.

	December 31, 2024	December 31, 2023

	(in millions)

Mortgage loans of consolidated VIE (1)
Fair value (1)	$140.6	$—
Aggregate contractual principal	140.6	—

Other loans of consolidated VIE (2)
Fair value (2)	$129.0	$163.2
Aggregate contractual principal	139.9	167.1

Long-term debt of consolidated VIE (1)
Fair value (1)	$21.8	$—
Aggregate contractual principal	21.8	—
(1)	Assets and liabilities from consolidated VIE, which are reported as mortgage loans and long-term debt on the consolidated statements of financial position, originated in December 2024 with no change in fair value recognized due to timing of origination.
(2)	Reported with other investments on the consolidated statements of financial position. See Note 4, Investments, for additional information relating to other loans more than 90 days past due or in non-accrual status.

The following table presents information regarding the consolidated statements of operations impact of assets for which the fair value option was elected.

	For the year ended December 31,
	2024	2023	2022

	(in millions)
Other loans of consolidated VIE
Change in fair value pre-tax loss - instrument specific credit risk	$(22.8)	$(5.6)	$—
Change in fair value pre-tax loss (1)	(22.8)	(5.6)	—
Interest income (2)	31.0	8.1	—
(1)	Reported in net realized capital gains (losses) on the consolidated statements of operations.
(2)	Reported in net investment income on the consolidated statements of operations and recorded based on the effective interest rate of the loans.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

18. Fair Value Measurements – (continued)

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	December 31, 2024
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3

	(in millions)
Assets (liabilities)
Mortgage loans	$20,343.6	$18,466.5	$—	$—	$18,466.5
Policy loans	867.5	879.3	—	—	879.3
Other investments	294.9	292.4	—	127.5	164.9
Cash and cash equivalents	1,261.4	1,261.4	1,238.5	22.9	—
Reinsurance deposit receivable	4,897.5	4,401.9	—	—	4,401.9
Cash collateral receivable	3.0	3.0	3.0	—	—
Investment contracts	(34,140.3)	(32,922.2)	—	(8,306.5)	(24,615.7)
Short-term debt	(152.7)	(152.7)	—	(152.7)	—
Long-term debt	(3,933.5)	(3,715.7)	—	(3,713.2)	(2.5)
Separate account liabilities	(157,939.3)	(157,010.7)	—	—	(157,010.7)
Bank deposits (1)	(440.4)	(442.1)	—	(442.1)	—
Cash collateral payable	(428.9)	(428.9)	(428.9)	—	—

	December 31, 2023
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3

	(in millions)
Assets (liabilities)
Mortgage loans	$20,142.8	$18,505.0	$—	$—	$18,505.0
Policy loans	809.3	846.3	—	—	846.3
Other investments	268.6	260.9	—	142.9	118.0
Cash and cash equivalents	936.3	936.3	913.9	22.4	—
Reinsurance deposit receivable	6,078.6	5,487.7	—	—	5,487.7
Cash collateral receivable	38.7	38.7	38.7	—	—
Investment contracts	(33,937.9)	(32,166.7)	—	(7,828.1)	(24,338.6)
Short-term debt	(61.1)	(61.1)	—	(61.1)	—
Long-term debt	(3,930.9)	(3,754.5)	—	(3,754.1)	(0.4)
Separate account liabilities	(152,229.2)	(151,280.9)	—	—	(151,280.9)
Bank deposits (1)	(399.5)	(385.3)	—	(385.3)	—
Cash collateral payable	(176.9)	(176.9)	(176.9)	—	—
(1)	Excludes deposit liabilities without defined or contractual maturities.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

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

Principal Life cedes certain term, universal life and Closed Block life insurance statutory reserves to its affiliated reinsurance subsidiaries on a funds withheld coinsurance basis. The reserves are secured by cash, invested assets and financing provided by highly rated third parties. As of December 31, 2024 and 2023, Principal Life’s affiliated reinsurance subsidiaries assumed statutory reserves of $19,013.3 million and $18,474.2 million from Principal Life, respectively. In the states of Vermont and Delaware, Principal Life’s affiliated reinsurance subsidiaries had permitted and prescribed practices allowing for the admissibility of certain assets backing these reserves. As of December 31, 2024 and 2023, assets admitted under these practices totaled $4,254.5 million and $4,153.8 million, respectively. In addition, as of December 31, 2024 and 2023, one of Principal Life’s affiliated reinsurance subsidiaries in Vermont ceded $10,847.6 million and $10,406.3 million, respectively, of the ULSG reserves it assumed from Principal Life to an unaffiliated reinsurance company.

Beginning in the fourth quarter of 2023, Principal Life cedes certain pension risk transfer and term life reserves to an affiliated Bermuda reinsurer. The reinsurer has permitted practices under Bermuda regulatory reporting allowing for the valuation of certain assets and liabilities to address mismatches in interest rate discounting used under U.S. GAAP. These permitted practices were approved by the Bermuda Monetary Authority (“BMA”) for 2023 and we have requested this annual approval from the BMA for 2024. Use of these permitted practices resulted in a $22.2 million increase to the reinsurer’s regulatory capital and surplus as of December 31, 2023, and a $190.4 million decrease to the reinsurer’s net income for the year ended December 31, 2023.

Life and health insurance companies are subject to certain risk-based capital (“RBC”) requirements as specified by the NAIC. Under those requirements, the amount of capital and surplus maintained by a life and health insurance company is to be determined based on the various risk factors related to it. As of December 31, 2024, Principal Life met the minimum RBC requirements.

Statutory net income (loss) and statutory capital and surplus of Principal Life were as follows:

	As of or for the year ended December 31,
	2024	2023	2022

	(in millions)
Statutory net income (loss)	$1,093.6	$1,285.0	$(1,563.1)
Statutory capital and surplus	4,695.5	4,753.4	4,304.4

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

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

In the fourth quarter of 2024, we implemented changes to our Principal Asset Management segment to align the global operations by business function. Prior to the fourth quarter of 2024, our Principal Asset Management segment was organized into Principal Global Investors and Principal International. The Principal Asset Management segment is now organized into Investment Management and International Pension. The change has been applied retrospectively, which did not have an impact on our consolidated financial statements.

The Retirement and Income Solutions segment provides retirement and related financial products and services primarily to businesses, their employees and other individuals. The segment includes workplace savings and retirement solutions, banking, trust and custodial services, individual variable annuities (including RILAs), pension risk transfer, investment only and our exited retail fixed annuities business.

The Principal Asset Management segment provides global investment solutions to institutional, retirement, retail and high net worth investors in the U.S. and select emerging markets. The segment is organized into Investment Management, which provides public, multi-asset and private market capabilities across all asset classes, including equity, fixed income, real estate and alternatives, to serve a breadth of client investment objectives; and International Pension, which provides long-term savings and retirement solutions through pension accumulation and income annuities in Asia and Latin America.

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

Our chief operating decision maker (“CODM”) is our chief executive officer. Our CODM and management team, use segment pre-tax operating earnings in evaluating performance, which is consistent with the financial results provided to and discussed with securities analysts. In addition, the financial information provided to our CODM is used in making decisions about the allocation of resources and determining annual incentive compensation paid to our employees. We determine segment pre-tax operating earnings by adjusting U.S. GAAP income before income taxes for pre-tax net realized capital gains (losses), as adjusted, pre-tax income (loss) from exited business, pre-tax other adjustments that management believes are not indicative of overall operating trends and certain adjustments related to equity method investments and noncontrolling interest. While these items may be significant components in understanding and assessing the consolidated financial performance, management believes the presentation of pre-tax operating earnings enhances the understanding of our results of operations by highlighting pre-tax earnings attributable to the normal, ongoing operations of the business.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

20. Segment Information – (continued)

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

20. Segment Information – (continued)

●	Pre-tax revenues from exited business,
●	Pre-tax other revenue adjustments and income taxes of equity method investments and
●	Pre-tax other revenue adjustments management believes are not indicative of overall operating trends.

Segment expenses reflect consolidated U.S. GAAP total expenses excluding:

●	Pre-tax expenses associated with net realized capital gains (losses),
●	Periodic settlements and accruals on derivatives used to hedge MRBs,
●	Pre-tax expenses from exited business and
●	Pre-tax expense adjustments management believes are not indicative of overall operating trends.

The accounting policies of the segments are consistent with the accounting policies for the consolidated financial statements, with the exception of: (1) pension and other postretirement employee benefits cost allocations, (2) certain expenses deemed to benefit the entire organization and (3) income tax allocations. For purposes of determining pre-tax operating earnings, the segments are allocated the service component of pension and other postretirement benefit costs. The Corporate segment reflects the non-service components of pension and other postretirement benefit costs as assumptions are established and funding decisions are managed from a company-wide perspective. Additionally, the Corporate segment reflects expenses that benefit the entire organization for which the segments are not able to influence the spend. This includes expenses such as public company costs, executive management costs, acquisition and disposition costs, among others. The Corporate segment functions to absorb the risk inherent in interpreting and applying tax law. For purposes of determining non-GAAP operating earnings, the segments are allocated tax adjustments consistent with the positions we took on tax returns. The Corporate segment results reflect any differences between the tax returns and the estimated resolution of any disputes.

The following tables summarize select financial information by segment and reconcile segment totals to those reported in the consolidated financial statements.

Segment Assets

	December 31, 2024	December 31, 2023

	(in millions)
Retirement and Income Solutions	$222,967.0	$213,208.3
Principal Asset Management	43,029.4	45,905.2
Benefits and Protection	46,006.7	43,763.5
Corporate	1,660.5	2,169.7
Total assets per consolidated statements of financial position	$313,663.6	$305,046.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

20. Segment Information – (continued)

Segment Operating Revenues

	For the year ended December 31, 2024
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Revenue from contracts with external customers (1)	$4,957.8	$1,824.5	$4,142.5	$240.9	$11,165.7
Adjustments for revenue from contracts with external customers not included in operating revenues (2)	(74.7)	—	25.1	—	(49.6)
Net investment income included in operating revenues	3,040.5	426.7	613.6	200.4	4,281.2
Operating revenues from equity method investments	—	235.4	—	(0.4)	235.0
Inter-segment operating revenues	52.5	303.8	7.8	285.5	649.6
Eliminations of inter-segment operating revenues	—	—	—	(649.6)	(649.6)
Segment operating revenues (3)	$7,976.1	$2,790.4	$4,789.0	$76.8	15,632.3
Net realized capital gains, net of related revenue adjustments					102.7
Revenues from exited business (4)					513.3
Adjustments related to equity method investments					(74.8)
Market risk benefit derivative settlements					(45.8)
Total revenues per consolidated statements of operations					$16,127.7

	For the year ended December 31, 2023
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Revenue from contracts with external customers (1)	$4,647.5	$1,775.5	$3,938.1	$204.7	$10,565.8
Adjustments for revenue from contracts with external customers not included in operating revenues (2)	(80.6)	—	12.7	—	(67.9)
Net investment income included in operating revenues	2,648.1	492.7	584.4	220.8	3,946.0
Operating revenues from equity method investments	—	216.3	—	—	216.3
Inter-segment operating revenues	35.2	297.8	16.1	202.6	551.7
Eliminations of inter-segment operating revenues	—	—	—	(551.7)	(551.7)
Segment operating revenues (3)	$7,250.2	$2,782.3	$4,551.3	$76.4	14,660.2
Net realized capital gains, net of related revenue adjustments					57.9
Revenues from exited business (4)					(927.5)
Adjustments related to equity method investments					(78.9)
Market risk benefit derivative settlements					(45.9)
Total revenues per consolidated statements of operations					$13,665.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

20. Segment Information – (continued)

	For the year ended December 31, 2022
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Revenue from contracts with external customers (1)	$3,667.1	$1,889.4	$3,713.2	$206.7	$9,476.4
Adjustments for revenue from contracts with external customers not included in operating revenues (2)	(89.2)	—	—	—	(89.2)
Net investment income included in operating revenues	2,322.1	783.7	592.2	113.0	3,811.0
Operating revenues from equity method investments	—	202.2	—	—	202.2
Inter-segment operating revenues	(0.8)	306.0	(2.6)	214.2	516.8
Eliminations of inter-segment operating revenues	—	—	—	(516.8)	(516.8)
Segment operating revenues (3)	$5,899.2	$3,181.3	$4,302.8	$17.1	13,400.4
Net realized capital losses, net of related revenue adjustments					(189.6)
Revenues from exited business (4)					4,414.8
Adjustments related to equity method investments					(54.5)
Market risk benefit derivative settlements					(35.0)
Total revenues per consolidated statements of operations					$17,536.1
(1)	Includes amounts reported in premiums and other considerations as well as fees and other revenues on the consolidated statement of operations.
(2)	Includes certain revenues associated with our exited U.S. retail fixed annuity and ULSG businesses and fees associated with net realized capital gains (losses) that are not included in segment operating revenue.
(3)	See Note 21, Revenues from Contracts with Customers, for additional detail relating to segment operating revenues.
(4)	Revenues from exited business included:

	For the year ended December 31,
	2024	2023	2022

	(in millions)
Change in fair value of funds withheld embedded derivative	$447.4	$(1,085.7)	$3,652.8
Net realized capital gains on funds withheld assets	87.7	165.0	749.4
Amortization of reinsurance gain	3.3	5.9	12.6
Other impacts of reinsured business	(25.1)	(12.7)	—
Total revenues from exited business	$513.3	$(927.5)	$4,414.8

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

20. Segment Information – (continued)

Segment Expenses

The expense categories within total segment expenses included:

	For the year ended December 31, 2024
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Benefits, claims and settlement expenses	$5,147.7	$362.2	$2,638.4	$5.7
Liability for future policy benefits remeasurement (gain) loss	(4.9)	1.0	154.5	—
Market risk benefit remeasurement loss	32.2	—	—	—
Dividends to policyholders	0.2	—	99.7	—
Commission expense	268.6	189.7	537.4	80.2
Capitalization of deferred acquisition costs and contract costs	(143.2)	(31.2)	(316.2)	—
Amortization of deferred acquisition costs and contract costs	80.4	32.6	253.0	—
Depreciation and amortization	80.5	66.4	21.0	18.8
Interest expense on corporate debt	—	3.3	—	166.9
Compensation and other	1,458.9	1,290.8	938.0	176.4
Total operating expenses	1,745.2	1,551.6	1,433.2	442.3
Total segment expenses	$6,920.4	$1,914.8	$4,325.8	$448.0	$13,609.0
Net realized capital losses expense adjustments					245.0
Market risk benefit derivative settlements					(45.8)
Expenses from exited business (1)					429.9
Total expenses per consolidated statements of operations					$14,238.1

	For the year ended December 31, 2023
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Benefits, claims and settlement expenses	$4,624.0	$422.9	$2,576.3	$9.4
Liability for future policy benefits remeasurement (gain) loss	(68.0)	0.9	16.0	—
Market risk benefit remeasurement loss	3.7	—	—	—
Dividends to policyholders	0.2	—	89.0	—
Commission expense	201.4	178.0	496.7	67.2
Capitalization of deferred acquisition costs and contract costs	(93.7)	(28.1)	(307.5)	—
Amortization of deferred acquisition costs and contract costs	78.6	31.8	247.6	—
Depreciation and amortization	85.3	76.0	23.9	17.7
Interest expense on corporate debt	—	3.7	—	171.6
Compensation and other	1,367.3	1,272.8	871.7	187.7
Total operating expenses	1,638.9	1,534.2	1,332.4	444.2
Total segment expenses	$6,198.8	$1,958.0	$4,013.7	$453.6	$12,624.1
Net realized capital losses expense adjustments					146.5
Market risk benefit derivative settlements					(45.9)
Expenses from exited business (1)					202.3
Total expenses per consolidated statements of operations					$12,927.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

20. Segment Information – (continued)

	For the year ended December 31, 2022
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Benefits, claims and settlement expenses	$3,290.5	$758.9	$2,453.4	$23.6
Liability for future policy benefits remeasurement gain	(11.1)	(4.7)	(43.8)	—
Market risk benefit remeasurement loss	3.1	—	—	—
Dividends to policyholders	0.2	—	94.6	—
Commission expense	189.2	193.7	447.1	77.4
Capitalization of deferred acquisition costs and contract costs	(86.5)	(34.1)	(306.6)	—
Amortization of deferred acquisition costs and contract costs	77.4	29.1	236.8	—
Depreciation and amortization	86.2	74.6	23.7	18.4
Interest expense on corporate debt	0.1	7.5	—	165.6
Compensation and other	1,391.0	1,245.7	827.3	139.3
Total operating expenses	1,657.4	1,516.5	1,228.3	400.7
Total segment expenses	$4,940.1	$2,270.7	$3,732.5	$424.3	$11,367.6
Net realized capital losses expense adjustments					61.8
Market risk benefit derivative settlements					(35.0)
Expenses from exited business (1)					154.7
Total expenses per consolidated statements of operations					$11,549.1

(1)Expenses from exited business included:

	For the year ended December 31,
	2024	2023	2022

	(in millions)
Strategic review costs and impacts	$—	$—	$(40.4)
Amortization of reinsurance loss	592.9	74.6	69.3
Other impacts of reinsured business	(163.0)	127.7	125.8
Total expenses from exited business	$429.9	$202.3	$154.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

20. Segment Information – (continued)

Segment Pre-Tax Operating Earnings

	For the year ended December 31, 2024
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Segment pre-tax operating earnings (losses)	$1,056.2	$861.2	$463.2	$(375.6)	$2,005.0
Pre-tax net realized capital losses, as adjusted (1)					(142.3)
Pre-tax income from exited business (2)					83.4
Adjustments related to equity method investments and noncontrolling interest					(56.5)
Total income before income taxes per consolidated statements of operations					$1,889.6

	For the year ended December 31, 2023
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Segment pre-tax operating earnings (losses)	$1,051.4	$817.7	$537.6	$(396.8)	$2,009.9
Pre-tax net realized capital losses, as adjusted (1)					(88.6)
Pre-tax loss from exited business (2)					(1,129.8)
Adjustments related to equity method investments and noncontrolling interest					(52.7)
Total income before income taxes per consolidated statements of operations					$738.8

	For the year ended December 31, 2022
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Segment pre-tax operating earnings (losses)	$959.1	$902.7	$570.3	$(469.4)	$1,962.7
Pre-tax net realized capital losses, as adjusted (1)					(251.4)
Pre-tax income from exited business (2)					4,260.1
Adjustments related to equity method investments and noncontrolling interest					15.6
Total income before income taxes per consolidated statements of operations					$5,987.0

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

20. Segment Information – (continued)

(1)	Pre-tax net realized capital gains (losses), as adjusted, is derived as follows:

	For the year ended December 31,
	2024	2023	2022

	(in millions)
Net realized capital losses	$(27.3)	$(72.2)	$(182.1)
Derivative and hedging-related revenue adjustments	46.0	23.3	(91.3)
Market value adjustments to fee revenues	0.1	1.3	0.7
Certain variable annuity fees	71.3	73.3	75.9
Equity method investments	(17.3)	8.8	(15.0)
Sponsored investment funds and other adjustments	29.9	23.4	22.2
Net realized capital gains (losses), net of related revenue adjustments	102.7	57.9	(189.6)
Amortization of actuarial balances	(1.8)	(0.2)	(0.1)
Capital (gains) losses distributed	(171.1)	(78.5)	136.4
Derivative and hedging-related expense adjustments	(3.5)	1.8	—
Market value adjustments of market risk benefits	(43.9)	(71.3)	(157.2)
Market value adjustments of embedded derivatives	(24.7)	1.7	(40.9)
Net realized capital losses, net of related expense adjustments	(245.0)	(146.5)	(61.8)
Pre-tax net realized capital losses, as adjusted (a)	$(142.3)	$(88.6)	$(251.4)
(a)	As adjusted before noncontrolling interest capital gains (losses).
(2)	Pre-tax income (loss) from exited business included:

	For the year ended December 31,
	2024	2023	2022

	(in millions)
Change in fair value of funds withheld embedded derivative	$447.4	$(1,085.7)	$3,652.8
Net realized capital gains on funds withheld assets	87.7	165.0	749.4
Strategic review costs and impacts	—	—	40.4
Amortization of reinsurance loss	(589.6)	(68.7)	(56.7)
Other impacts of reinsured business	137.9	(140.4)	(125.8)
Total pre-tax income (loss) from exited business	$83.4	$(1,129.8)	$4,260.1

Income Tax Expense

	For the year ended December 31, 2024
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Segment income tax expense (benefit)	$129.3	$230.8	$89.0	$(84.6)	$364.5
Tax benefit related to net realized capital losses, as adjusted					(16.1)
Tax expense from exited business (1)					17.6
Certain adjustments related to equity method investments and noncontrolling interest					(74.3)
Total income taxes per consolidated statements of operations					$291.7

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

20. Segment Information – (continued)

	For the year ended December 31, 2023
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Segment income tax expense (benefit)	$130.9	$220.7	$97.7	$(42.2)	$407.1
Tax benefit related to net realized capital losses, as adjusted					(22.0)
Tax benefit from exited business (1)					(238.1)
Certain adjustments related to equity method investments and noncontrolling interest					(78.3)
Total income taxes per consolidated statements of operations					$68.7

	For the year ended December 31, 2022
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Segment income tax expense (benefit)	$90.6	$213.3	$109.1	$(69.1)	$343.9
Tax benefit related to net realized capital losses, as adjusted					(56.6)
Tax expense from exited business (1)					956.4
Certain adjustments related to equity method investments and noncontrolling interest					(54.2)
Total income taxes per consolidated statements of operations					$1,189.5

(1)	Income tax expense (benefit) related to exited business included:

	For the year ended December 31,
	2024	2023	2022

	(in millions)

Change in fair value of funds withheld embedded derivative	$94.0	$(228.0)	$767.1
Net realized capital gains on funds withheld assets	18.4	34.6	157.4
Strategic review costs and impacts (a)	—	(0.9)	70.3
Amortization of reinsurance loss	(123.8)	(14.4)	(12.0)
Other impacts of reinsured business	29.0	(29.4)	(26.4)
Total income tax expense (benefit) related to exited business	$17.6	$(238.1)	$956.4
(a)	Includes Global Intangible Low-Taxed Income allocated to exited business.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

21. Revenues from Contracts with Customers

The following tables summarize disaggregation of revenues from contracts with customers, including select financial information by segment, and reconcile totals to those reported in the consolidated financial statements. Revenues from contracts with customers are included in fees and other revenues on the consolidated statements of operations.

	For the year ended December 31,
	2024	2023	2022

	(in millions)
Revenue from contracts with customers by segment:
Retirement and Income Solutions	$667.1	$556.3	$551.4
Principal Asset Management:
Investment Management	1,694.5	1,627.6	1,743.4
International Pension	371.6	383.1	356.8
Eliminations	(15.8)	(21.1)	(22.6)
Total Principal Asset Management	2,050.3	1,989.6	2,077.6
Benefits and Protection:
Specialty Benefits	15.4	15.9	15.1
Life Insurance	94.4	74.0	65.1
Eliminations	(0.1)	(0.1)	(0.1)
Total Benefits and Protection	109.7	89.8	80.1
Corporate	226.3	179.2	166.7
Total segment revenue from contracts with customers	3,053.4	2,814.9	2,875.8
Adjustments for fees and other revenues not within the scope of revenue recognition guidance (1)	1,192.4	1,200.5	1,172.8
Pre-tax other adjustments (2)	74.7	80.5	89.2
Total fees and other revenues per consolidated statements of operations	$4,320.5	$4,095.9	$4,137.8
(1)	Fees and other revenues not within the scope of the revenue recognition guidance primarily represent revenue on contracts accounted for under the financial instruments or insurance contracts standards.
(2)	Pre-tax other adjustments relate to revenues from exited business, certain variable annuity fees and market value adjustments to fee revenues.

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

December 31, 2024

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

The types of revenues from contracts with customers were as follows:

	For the year ended December 31,
	2024	2023	2022

	(in millions)
Administrative service fee revenue	$651.1	$539.5	$537.0
Deposit account fee revenue	12.4	11.3	10.2
Commission income	3.6	1.9	1.2
Other fee revenue	—	3.6	3.0
Total revenues from contracts with customers	667.1	556.3	551.4
Fees and other revenues not within the scope of revenue recognition guidance	1,123.3	1,118.7	1,114.0
Total fees and other revenues	1,790.4	1,675.0	1,665.4
Premiums and other considerations	3,136.9	2,935.0	1,959.7
Net investment income	3,048.8	2,640.2	2,274.1
Total operating revenues	$7,976.1	$7,250.2	$5,899.2

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

21. Revenues from Contracts with Customers – (continued)

The types of revenues from contracts with customers were as follows:

	For the year ended December 31,
	2024	2023	2022

	(in millions)
Investment Management:
Management fee revenue	$1,533.8	$1,441.0	$1,500.0
Other fee revenue	160.7	186.6	243.4
Total revenues from contracts with customers	1,694.5	1,627.6	1,743.4
Fees and other revenues not within the scope of revenue recognition guidance	20.9	24.4	27.4
Total fees and other revenues	1,715.4	1,652.0	1,770.8
Net investment income	105.3	97.6	94.0
Total operating revenues	$1,820.7	$1,749.6	$1,864.8

	For the year ended December 31,
	2024	2023	2022

	(in millions)
International Pension:
Management fee revenue	$356.6	$363.8	$335.0
Other fee revenue	15.0	19.3	21.8
Total revenues from contracts with customers	371.6	383.1	356.8
Fees and other revenues not within the scope of revenue recognition guidance	5.4	5.8	5.3
Total fees and other revenues	377.0	388.9	362.1
Premiums and other considerations	28.7	29.0	77.7
Net investment income	580.4	636.8	900.7
Total operating revenues	$986.1	$1,054.7	$1,340.5

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

21. Revenues from Contracts with Customers – (continued)

The types of revenues from contracts with customers were as follows:

	For the year ended December 31,
	2024	2023	2022

	(in millions)
Specialty Benefits:
Administrative service fees	$15.4	$15.9	$15.1
Total revenues from contracts with customers	15.4	15.9	15.1
Fees and other revenues not within the scope of revenue recognition guidance	17.9	18.2	18.6
Total fees and other revenues	33.3	34.1	33.7
Premiums and other considerations	3,223.9	3,020.9	2,771.1
Net investment income	191.6	174.4	179.8
Total operating revenues	$3,448.8	$3,229.4	$2,984.6

	For the year ended December 31,
	2024	2023	2022

	(in millions)
Life Insurance:
Administrative service fees	$39.3	$31.2	$27.6
Commission income	55.1	42.8	37.5
Total revenues from contracts with customers	94.4	74.0	65.1
Fees and other revenues not within the scope of revenue recognition guidance	341.5	333.3	321.5
Total fees and other revenues	435.9	407.3	386.6
Premiums and other considerations	491.6	514.9	535.9
Net investment income	413.5	401.5	396.3
Total operating revenues	$1,341.0	$1,323.7	$1,318.8

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

December 31, 2024

21. Revenues from Contracts with Customers – (continued)

The Corporate segment also includes inter-segment eliminations of fees and other revenues. The types of revenues from contracts with customers were as follows:

	For the year ended December 31,
	2024	2023	2022

	(in millions)
Commission income	$482.0	$373.9	$366.2
Other fee revenue	89.1	84.1	79.7
Eliminations	(344.8)	(278.8)	(279.2)
Total revenues from contracts with customers	226.3	179.2	166.7
Fees and other revenues not within the scope of revenue recognition guidance	(315.9)	(299.0)	(312.6)
Total fees and other revenues	(89.6)	(119.8)	(145.9)
Premiums and other considerations	(5.2)	(14.5)	(4.2)
Net investment income	171.6	210.7	167.2
Total operating revenues	$76.8	$76.4	$17.1

Contract Costs

Sales compensation and other incremental costs of obtaining a contract are capitalized and amortized over the period of contract benefit if the costs are expected to be recovered. The contract cost asset, which is included in other assets on the consolidated statements of financial position, was $198.9 million and $219.2 million as of December 31, 2024 and December 31, 2023, respectively.

We apply the practical expedient for certain costs where we recognize the incremental costs of obtaining these contracts as an expense when incurred if the amortization period of the assets is one year or less. These costs, along with costs that are not deferrable, are included in operating expenses on the consolidated statements of operations.

Deferred contract costs consist primarily of commissions and variable compensation. We amortize capitalized contract costs on a straight-line basis over the expected contract life, reflecting lapses as they are incurred. Deferred contract costs are subject to impairment testing on an annual basis, or when a triggering event occurs that could warrant an impairment. To the extent future revenues less future maintenance expenses are not adequate to cover the asset balance, an impairment is recognized. For the years ended December 31, 2024, 2023 and 2022, $38.5 million, $38.3 million and $35.5 million, respectively, of amortization expense was recorded in operating expenses on the consolidated statements of operations and no impairment loss was recognized in relation to the costs capitalized.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2024

22. Stock-Based Compensation Plans

As of December 31, 2024, we had the 2021 Stock Incentive Plan, the 2020 Directors Stock Plan, the 2014 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan and the Directors Stock Plan (“Stock-Based Compensation Plans”). No new grants will be made under the 2020 Directors Stock Plan, the 2014 Stock Incentive Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan or the Directors Stock Plan. Under the terms of the 2021 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. To date, we have not granted any incentive stock options, restricted stock or performance units under any plans. As part of our fair value process, we assess the impact of material nonpublic information on our share price or expected volatility, as applicable, at the time of grant. No awards in 2024 required a fair value adjustment.

As of December 31, 2024, the maximum number of new shares of common stock available for grant under the 2021 Stock Incentive Plan was 20.4 million.

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against net income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the year ended December 31,
	2024	2023	2022

	(in millions)
Compensation cost	$106.8	$97.7	$89.9
Related income tax benefit	23.9	23.1	20.3
Capitalized as part of an asset	1.1	1.1	1.3

Nonqualified Stock Options

No nonqualified stock options were granted to employees during 2024, 2023 and 2022. Previously, nonqualified stock options were granted to certain employees under the 2014 Stock Incentive Plan, the Amended and Restated 2010 Stock Incentive Plan and the Stock Incentive Plan. Options outstanding were granted at an exercise price equal to the fair market value of our common stock on the date of grant and expire ten years after the grant date.

The following is a summary of the status of all of our stock option plans:

		Weighted-
		average
	Number of options	exercise price	Intrinsic value
	(in millions)		(in millions)
Options outstanding as of January 1, 2024	2.8	$55.39
Exercised	0.7	53.47
Options outstanding as of December 31, 2024	2.1	$56.03	$45.4
Options vested or expected to vest as of December 31, 2024	2.1	$56.03	$45.4
Options exercisable as of December 31, 2024	2.1	$56.03	$45.4

The total intrinsic value of stock options exercised was $21.7 million, $15.2 million and $92.0 million during 2024, 2023, and 2022, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

22. Stock-Based Compensation Plans – (continued)

The following is a summary of weighted-average remaining contractual lives for stock options outstanding and the range of exercise prices on the stock options as of December 31, 2024:

		Weighted-
	Number of options	average remaining
Range of exercise prices	outstanding	contractual life
	(in millions)
$37.38 - $52.41	0.7	4.6
$52.42 - $55.89	0.4	4.2
$55.90 - $60.70	0.5	6.2
$60.71 - $63.38	0.1	2.2
$63.39 - $63.98	0.4	3.2
$37.38 - $63.98	2.1

The weighted-average remaining contractual lives for stock options exercisable is approximately 4.5 years as of December 31, 2024.

As of December 31, 2024, we did not have any unrecognized compensation cost related to nonvested stock options.

Cash received from stock options exercised under these share-based payment arrangements during 2024, 2023 and 2022 was $36.4 million, $25.0 million and $141.6 million, respectively. The actual tax benefits realized for the tax deductions for options exercised under these share-based payment arrangements during 2024, 2023 and 2022 was $8.4 million, $5.5 million and $37.7 million, respectively.

Performance Share Awards

We granted performance share awards to certain employees under the 2021 Stock Incentive Plan, the 2014 Stock Incentive Plan and the Amended and Restated 2010 Stock Incentive Plan. The performance share awards are treated as an equity award and are paid in shares. The performance share awards include a relative total shareholder return modifier under which the number of shares ultimately awarded is also impacted by our actual shareholder return relative to our S&P 500 Financial Sector Index peer group. The fair value of performance share awards is determined using a Monte Carlo simulation model. Whether the performance shares are earned depends upon the participant’s continued employment through the performance period (except in the case of specific types of terminations) and our performance against three-year goals set at the beginning of the performance period. Performance goals based on various factors must be achieved for any of the performance shares to be earned. If the performance requirements are not met, the performance shares will be forfeited, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. These awards have no maximum contractual term. Dividend equivalents are credited on performance shares outstanding as of the record date. These dividend equivalents are only paid on the shares released. Total performance share awards granted were 0.3 million, 0.3 million and 0.3 million in 2024, 2023 and 2022, respectively.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

22. Stock-Based Compensation Plans – (continued)

The following is a summary of activity for the nonvested performance share awards:

	Number of	Weighted-
	performance	average grant-date
	share awards	fair value
	(in millions)
Nonvested performance share awards as of January 1, 2024	0.8	$71.66
Granted	0.3	82.52
Vested	0.1	58.68
Canceled	0.1	78.51
Nonvested performance share awards as of December 31, 2024	0.9	$77.38

The total intrinsic value of performance share awards vested was $11.4 million, $11.0 million and $11.6 million during 2024, 2023 and 2022, respectively.

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

The fair value of performance share awards is determined using a Monte Carlo simulation model of our common shares on the grant date. The weighted-average grant-date fair value of performance share awards granted during 2024, 2023 and 2022 was $82.52, $91.47 and $66.62, respectively.

As of December 31, 2024, we had $17.0 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.5 years.

Actual tax benefits realized for the tax deductions for performance share awards paid out under these share-based payment arrangements for 2024, 2023 and 2022 was $7.0 million, $7.7 million and $6.4 million, respectively.

Restricted Stock Units

We issue restricted stock units under the 2021 Stock Incentive Plan, 2020 Directors Stock Plan, 2014 Stock Incentive Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan, and the Directors Stock Plan. Restricted stock units are treated as an equity award and are paid in shares. These awards have no maximum contractual term. Dividend equivalents are credited on restricted stock units outstanding as of the record date. These dividend equivalents are only paid on the shares released. Restricted stock units granted were 1.1 million, 0.9 million and 1.3 million in 2024, 2023 and 2022, respectively.

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

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

22. Stock-Based Compensation Plans – (continued)

The following is a summary of activity for the nonvested restricted stock units:

	Number of	Weighted-
	restricted	average grant-date
	stock units	fair value
	(in millions)
Nonvested restricted stock units as of January 1, 2024	3.0	$71.83
Granted	1.1	80.25
Vested	1.0	59.32
Canceled	0.1	78.52
Nonvested restricted stock units as of December 31, 2024	3.0	$78.92

The total intrinsic value of restricted stock units vested was $89.9 million, $102.8 million and $81.1 during 2024, 2023 and 2022, respectively.

The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant-date fair value of restricted stock units granted during 2024, 2023 and 2022 was $80.25, $87.71 and $70.29, respectively.

As of December 31, 2024, we had $65.0 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted under these plans. The cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

The actual tax benefits realized for the tax deductions for restricted stock unit payouts under these share-based payment arrangements for 2024, 2023 and 2022 was $32.7 million, $35.9 million and $27.0 million, respectively.

Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan, participating employees have the opportunity to purchase shares of our common stock on a quarterly basis. Employees may purchase up to $25,000 in stock value annually. Employees may purchase shares of our common stock at a price equal to 90% of the shares’ fair market value as of the end of the purchase period. Under the Employee Stock Purchase Plan, employees purchased 0.4 million, 0.5 million and 0.6 million shares during 2024, 2023 and 2022, respectively.

We recognize compensation expense for the fair value of the discount granted to employees participating in the employee stock purchase plan in the period of grant. Shares of the Employee Stock Purchase Plan are treated as an equity award. The weighted-average fair value of the discount on the stock purchased was $8.30, $7.49 and $7.31 during 2024, 2023 and 2022, respectively. The total intrinsic value of the Employee Stock Purchase Plan shares settled was $3.4 million, $3.6 million and $4.1 million during 2024, 2023 and 2022, respectively.

Cash received from shares issued under these share-based payment arrangements for 2024, 2023 and 2022 was $31.0 million, $32.8 million and $37.3 million, respectively. The actual tax benefit realized for the tax deductions for the settlement of the share-based payment arrangements for 2024, 2023 and 2022 was $0.3 million, $0.3 million and $0.8 million, respectively.

As of December 31, 2024, a total of 2.6 million of new shares were available to be made issuable by us for this plan.

Principal Financial Group, Inc.

Notes to Consolidated Financial Statements – (continued)

December 31, 2024

23. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the year ended December 31,
	2024	2023	2022

	(in millions, except per share data)
Net income	$1,597.9	$670.1	$4,797.5
Subtract:
Net income attributable to noncontrolling interest	26.9	46.9	40.6
Total	$1,571.0	$623.2	$4,756.9
Weighted-average shares outstanding:
Basic	232.0	241.3	251.1
Dilutive effects:
Stock options	0.8	0.9	1.5
Restricted stock units	2.0	2.0	2.2
Performance share awards	0.5	0.4	0.5
Diluted	235.3	244.6	255.3
Net income per common share:
Basic	$6.77	$2.58	$18.94
Diluted	$6.68	$2.55	$18.63

The calculation of diluted earnings per share for the years ended December 31, 2024, 2023 and 2022, excludes the incremental effect related to certain outstanding stock-based compensation grants due to their anti-dilutive effect. When a net loss is reported, our basic weighted-average shares are used to calculate diluted earnings per share, as dilutive shares would have an antidilutive effect and result in a lower loss per share.

24. Subsequent Event

On January 16, 2025, we announced the signing of an agreement with Bank Consortium Trust Company (“BCT”) to expand our investment management capabilities and exit our sponsor and trustee (pension) roles in Hong Kong for Mandatory Provident Fund Schemes (“MPF Schemes”). BCT will be assuming the role as sponsor and trustee for the Principal MPF Schemes. We are evaluating the useful life of certain existing amortizing intangible assets related to distribution and customer relationships, as well as contract costs from pension contracts, and expect to incur a write-down of these assets in the first quarter of 2025 reducing pre-tax net income by approximately $140.0 million within the Principal Asset Management segment. For segment reporting purposes, the charge will be reported as exited business and net realized capital loss from exiting our roles as MPF Scheme sponsor and trustee. As such, it will have no impact on segment pre-tax operating earnings. The transaction is expected to close during the first quarter of 2026, subject to regulatory approval.

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

Our Chief Executive Officer, Deanna D. Strable-Soethout, and our Interim Chief Financial Officer, Joel M. Pitz, have reviewed and evaluated our disclosure controls and procedures as of December 31, 2024, and have concluded our disclosure controls and procedures are effective.

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

Under the supervision and with the participation of management, including our Chief Executive Officer, Deanna D. Strable-Soethout, and our Interim Chief Financial Officer, Joel M. Pitz, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, management has concluded that Principal Financial Group, Inc.’s internal control over financial reporting was effective as of December 31, 2024.

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

Item 9B. Other Information

On November 11, 2024, Kamal Bhatia, President and Chief Executive Officer – Principal Asset Management, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 1,657 shares of our common stock until March 31, 2026.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 pertaining to directors is set forth in Principal Financial Group, Inc.’s proxy statement relating to the 2025 annual meeting of stockholders (the “Proxy Statement”), which will be filed with the SEC on or about April 7, 2025, under the captions, “Election of Directors,” “Corporate Governance,” and “Security Ownership of Certain Beneficial Owners and Management — Delinquent Section 16(a) Reports.” Such information is incorporated herein by reference. The information called for by Item 10 pertaining to executive officers can be found in Part I of this Form 10-K under the caption, “Information about our Executive Officers.” The Company has adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The code of ethics has been posted on our internet website, found at www.principal.com. We intend to satisfy disclosure requirements regarding amendments to, or waivers from, any provision of our code of ethics on our website.

The Company has adopted an insider trading policy governing the purchase, sale and/or other disposition of Principal Financial Group, Inc. securities by directors, officers and employees. The Company’s insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as the listing requirements and standards set forth by the Nasdaq Global Select Market. The Company’s insider trading policy is attached hereto as Exhibit 19.

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

Equity Compensation Plan Information

In general, we have two compensation plans under which our equity securities are authorized for issuance to employees or directors (not including our tax qualified pension plans): the Principal Financial Group, Inc. 2021 Stock Incentive Plan and the Principal Financial Group, Inc. Employee Stock Purchase Plan. The following table shows the number of shares of common stock issuable upon exercise of options outstanding as of December 31, 2024, the weighted average exercise price of those options and the number of shares of common stock remaining available for future issuance as of December 31, 2024, excluding shares issuable upon exercise of outstanding options.

	(a)		(b)		(c)
Number of securities
remaining available for
	Number of securities		Weighted-average		future issuance under
	to be issued upon		exercise price of		equity compensation
	exercise of outstanding		outstanding		plans (excluding
	options, warrants		options, warrants		securities reflected
Plan Category	and rights		and rights		in column (a))
Equity compensation plans approved by our stockholders (1)	6,569,318	(2)	$56.03	(3)	22,983,991	(4)
Equity compensation plans not approved by our stockholders	—		n/a		—
(1)	The Principal Financial Group, Inc. Employee Stock Purchase Plan, the Principal Financial Group, Inc. Stock Incentive Plan and the Principal Financial Group, Inc. Directors Stock Plan were each approved by our sole stockholder, Principal Mutual Holding Company, prior to our initial public offering of common stock on October 22, 2001. Subsequently, the Principal Financial Group, Inc. 2005 Stock Incentive Plan and the Principal Financial Group, Inc. 2005 Directors Stock Plan were each approved by our stockholders on May 17, 2005. An amendment to the Principal Financial Group, Inc. Employee Stock Purchase Plan to increase the number of shares available for issuance under the plan was approved on May 19, 2009. On May 18, 2010, our shareholders approved the 2010 Stock Incentive Plan, which replaced the 2005 Stock Incentive Plan. The 2010 Stock Incentive Plan was subsequently renamed the Amended and Restated 2010 Stock Incentive Plan. On May 20, 2014, our shareholders approved the Principal Financial Group, Inc. 2014 Stock Incentive Plan and the Principal Financial Group, Inc. 2014 Directors Stock Plan. On May 19, 2020, our shareholders approved the Principal Financial Group, Inc. 2020 Directors Stock Plan. On May 18, 2021, our shareholders approved the Principal Financial Group, Inc. 2021 Stock Incentive Plan.
(2)	Includes 2,123,155 options outstanding under the employee stock incentive plans, 948,905 performance shares under the employee stock incentive plans, 3,265,076 restricted stock units under the employee stock incentive plans, 181,900 restricted stock units under the directors stock plans and 50,282 other stock-based awards under the director stock plans for obligations under the Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc.
(3)	The weighted-average exercise price relates only to outstanding stock options, not to outstanding performance shares, restricted stock units or other stock-based awards.
(4)	This number includes 2,556,620 shares remaining for issuance under the Employee Stock Purchase Plan and 20,427,371 shares available for issuance in respect of future awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards under the 2021 Stock Incentive Plan.

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

		8-K	May 7, 2015
4.4.2	Guarantee from Principal Financial Services, Inc. with respect to the 4.700% Fixed-to-Floating Rate Junior Subordinated Notes due 2055	8-K	May 7, 2015
10.1	Principal Financial Group, Inc. Stock Incentive Plan	10-Q	August 6, 2003
10.1.1	Form of Restricted Stock Unit Award Agreement	8-K	March 7, 2005
10.1.2	Form of Stock Option Award Agreement	8-K	March 7, 2005
10.1.3	Principal Financial Group, Inc. 2005 Stock Incentive Plan	10-Q	August 3, 2005
10.1.4	Principal Financial Group, Inc. 2010 Stock Incentive Plan	DEF14A	April 6, 2010
10.1.5	Amended and Restated Principal Financial Group, Inc. 2010 Stock Incentive Plan	10-Q	May 2, 2012
10.1.6	Principal Financial Group, Inc. 2014 Stock Incentive Plan	DEF14A	April 7, 2014
10.1.7	Principal Financial Group, Inc. 2021 Stock Incentive Plan	DEF14A	April 5, 2021
10.1.8	Principal Financial Group, Inc. 2021 Stock Incentive Plan, as amended and restated effective November 20, 2023	10-K	February 20, 2024
10.2	Principal Financial Group Long-Term Performance Plan	S-1	June 8, 2001
10.3	Resolution of Human Resources Committee of the Board of Directors of Principal Financial Group, Inc. amending the Principal Financial Group Long-Term Performance Plan as of October 31, 2002	10-K	March 5, 2003
10.4	Principal Financial Group Incentive Pay Plan (PrinPay), amended and restated effective January 1, 2003	10-Q	May 7, 2003
10.5	Principal Financial Group, Inc. Annual Incentive Plan	10-K	March 4, 2005
10.6	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc. Board of Directors	10-Q	November 5, 2008
10.6.1	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors, effective March 28, 2009	10-Q	May 6, 2009
10.6.2	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc., effective May 17, 2010	10-K	February 16, 2011
10.6.3	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc., effective January 1, 2012	10-K	February 15, 2012
10.6.4	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of Principal Financial Group, Inc., effective January 1, 2015	10-K	February 11, 2015
10.6.5	Revised Summary of Standard Compensatory Arrangement for Non-Employee Directors of the Principal Financial Group, Inc., effective November 28, 2017	10-K	February 9, 2018
10.7	Principal Financial Group, Inc. Directors Stock Plan	S-1	June 8, 2001
10.7.1	Principal Financial Group, Inc. 2005 Directors Stock Plan	10-Q	August 3, 2005
10.7.2	Principal Financial Group, Inc. 2014 Directors Stock Plan	DEF14A	April 7, 2014
10.7.3	Principal Financial Group, Inc. 2020 Directors Stock Plan	DEF14A	April 6, 2020
10.8	Deferred Compensation Plan for Non-Employee Directors of Principal Financial Group, Inc.	10-K	March 2, 2006
10.9	Principal Select Savings Excess Plan, restated as of January 1, 2004	10-Q	May 5, 2004

Incorporated by reference herein
Exhibit Number	Description	Form	File Date

10.9.1	Amendment No. 1 to Principal Select Savings Excess Plan	10-K	March 2, 2006
10.9.2	Principal Select Savings Excess Plan for Employees, amended and restated effective January 1, 2016	10-K	February 10, 2016
10.9.3	Principal Select Savings Excess Plan for Individual Field, amended and restated effective January 1, 2016	10-K	February 10, 2016
10.9.4	Nonqualified Deferred Compensation Plan for Select Investment Professions of Principal Financial Group, Inc. and Affiliates, effective January 1, 2016	10-K	February 10, 2016
10.10	Supplemental Executive Retirement Plan for Employees, restated as of January 1, 2003	10-Q	May 5, 2004
10.10.1	Amendment No. 1 to the Principal Supplemental Executive Retirement Plan for Employees	10-K	March 2, 2006
10.11

Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change-of-Control Employment Agreement (Tier One Executives), dated as of February 28, 2006, by and among Principal Financial Group, Inc., Principal Financial Services, Inc., Principal Life Insurance Company and an Executive

		10-Q	May 4, 2006
10.11.1	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change-of-Control Employment Agreement (Tier One Executives)	8-K	December 2, 2008
10.11.2	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change of Control Employment Agreement (Tier One Executives), effective December 31, 2010	10-K	February 16, 2011
10.11.3	Form of Principal Financial Group, Inc. and Principal Life Insurance Company Change of Control Employment Agreement, effective December 18, 2021	10-K	February 11,2022
10.12	Form of Principal Financial Group, Inc. Indemnification Agreement	8-K	December 2, 2008
10.12.1	Form of Principal Financial Group, Inc. Indemnification Agreement dated as of June 9, 2016.	10-Q	August 3, 2016
10.13	Compensatory Arrangement, dated as of March 14, 2002, between Principal Life Insurance Company and James P. McCaughan	10-Q	May 10, 2002
10.14	The Principal Severance Plan for Senior Executives, restated effective March 1, 2009	10-Q	May 6, 2009
10.14.1	The Principal Financial Group, Inc. Executive Severance Plan effective September 1, 2021	10-Q	October 28, 2021
10.15	The Principal Financial Group Nonqualified Defined Benefit Plan for Employees.	10-Q	August 3, 2016
97	Principal Financial Group, Inc. Mandatory Compensation Recovery Policy	10-K	February 20, 2024
4.5	Description of the Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934
19	Principal Financial Group, Inc. Insider Trading Policy as of December 31, 2024
21	Principal Financial Group, Inc. Member Companies as of December 31, 2024
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Deanna D. Strable-Soethout
31.2	Certification of Joel M. Pitz
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Deanna D. Strable-Soethout
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Joel M. Pitz
101

The following materials from Principal Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Financial Position, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, (vi) the Notes to Consolidated Financial Statements, (vii) Schedule I — Summary of Investments — Other Than Investments in Related Parties, (viii) Schedule II — Condensed Financial Information of Registrant (Parent Only), (ix) Schedule III — Supplementary Insurance Information and (x) Schedule IV — Reinsurance

104	The cover page from Principal Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in iXBRL and contained in Exhibit 101.

Paper copies of exhibits will be provided to shareholders upon reasonable request and upon payment of reasonable copying and mailing expenses.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: February 19, 2025	By	/s/ JOEL M. PITZ Joel M. Pitz Senior Vice President and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 19, 2025

By	/s/ DEANNA D. STRABLE-SOETHOUT	By	/S/ SCOTT M. MILLS
	Deanna D. Strable-Soethout		Scott M. Mills
	President, Chief Executive Officer and Director		Director

By	/s/ JOEL M. PITZ	By	/S/ H. ELIZABETH MITCHELL
	Joel M. Pitz		H. Elizabeth Mitchell
	Senior Vice President and Interim Chief		Director
Financial Officer (Principal Financial Officer and
Principal Accounting Officer)

By	/s/ DANIEL J. HOUSTON	By	/S/ CLAUDIO N. MURUZABAL
	Daniel J. Houston		Claudio N. Muruzabal
	Chairman and Director		Director

By	/s/ JONATHAN S. AUERBACH	By	/S/ DIANE C. NORDIN
	Jonathan S. Auerbach		Diane C. Nordin
	Director		Director

By	/s/ MARY E. BEAMS	By	/s/ BLAIR C. PICKERELL
	Mary E. Beams		Blair C. Pickerell
	Director		Director

By	/s/ JOCELYN CARTER-MILLER	By	/s/ CLARE S. RICHER
	Jocelyn Carter-Miller		Clare S. Richer
	Director		Director

By	/s/ ROGER C. HOCHSCHILD	By	/s/ ALREDO RIVERA
	Roger C. Hochschild		Alfredo Rivera
	Director		Director

Schedule I - Summary of Investments - Other Than Investments in Related Parties

December 31, 2024

			Amount as
			shown in the
			consolidated
			statement of
		Fair	financial
Type of Investment	Cost	value	position

	(in millions)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,937.4	$1,637.9	$1,637.9
States, municipalities and political subdivisions	7,207.8	6,076.5	6,076.5
Foreign governments	567.3	495.7	495.7
Public utilities	5,761.2	4,466.3	4,466.3
Redeemable preferred stock	251.7	236.7	236.7
All other corporate bonds	32,898.2	30,999.6	30,999.6
Residential mortgage-backed pass-through securities	3,881.3	3,674.2	3,674.2
Commercial mortgage-backed securities	5,634.3	5,188.0	5,188.0
Collateralized debt obligations	6,518.7	6,560.4	6,560.4
Other debt obligations	9,446.2	8,915.7	8,915.7
Unallocated portfolio layer method basis adjustment	(55.7)	—	—
Total fixed maturities, available-for-sale	74,048.4	68,251.0	68,251.0
Fixed maturities, trading	1,023.3	1,023.3	1,023.3
Equity securities:
Banks, trust and insurance companies	329.2	329.2	329.2
Public utilities	0.8	0.8	0.8
Industrial, miscellaneous and all other	1,707.9	1,707.9	1,707.9
Other corporate	160.7	160.7	160.7
Non-redeemable preferred stock	96.4	96.4	96.4
Total equity securities	2,295.0	2,295.0	2,295.0
Mortgage loans	20,484.2	XXXX	20,484.2
Real estate, net:
Real estate acquired in satisfaction of debt	0.8	XXXX	0.8
Other real estate	2,463.7	XXXX	2,463.7
Policy loans	867.5	XXXX	867.5
Other investments	7,990.3	XXXX	7,990.3
Total investments	$109,173.2	XXXX	$103,375.8

Schedule II - Condensed Financial Information of Registrant (Parent Only)

Statements of Financial Position

	December 31,
	2024	2023

	(in millions)
Assets
Fixed maturities, available-for-sale	$14.5	$15.6
Other investments	12.1	11.5
Cash and cash equivalents	31.8	270.7
Income taxes currently receivable	1.9	11.9
Deferred income taxes	283.0	292.7
Amounts receivable from subsidiaries	15.8	15.0
Other assets	22.3	17.4
Investment in unconsolidated entities	14,987.1	14,595.7
Total assets	$15,368.5	$15,230.5

Liabilities
Long-term debt	$3,930.6	$3,927.9
Accrued investment payable	30.6	30.6
Pension liability	308.4	343.6
Other liabilities	12.5	12.4
Total liabilities	4,282.1	4,314.5

Stockholders’ equity
Common stock, par value $0.01 per share; 2,500,000,000 shares authorized; 494,734,908 and 492,279,405 shares issued as of 2024 and 2023; 226,225,161 and 236,438,294 shares outstanding as of 2024 and 2023	4.9	4.9
Additional paid-in capital	11,100.9	10,908.6
Retained earnings	17,583.5	16,683.5
Accumulated other comprehensive loss	(5,224.8)	(5,345.3)
Treasury stock, at cost (268,509,747 and 255,841,111 shares as of 2024 and 2023)	(12,378.1)	(11,335.7)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	11,086.4	10,916.0
Total liabilities and stockholders’ equity	$15,368.5	$15,230.5

See accompanying notes.

Statements of Operations

	For the year ended December 31,
	2024	2023	2022

	(in millions)
Revenues
Net investment income	$7.9	$14.7	$16.7
Net realized capital losses	—	—	(53.6)
Total revenues	7.9	14.7	(36.9)

Expenses
Other operating costs and expenses	207.5	224.0	188.8
Total expenses	207.5	224.0	188.8

Loss before income taxes	(199.6)	(209.3)	(225.7)
Income tax benefits	(31.8)	(44.7)	(33.8)
Equity in the net income of subsidiaries	1,738.8	787.8	4,948.8

Net income attributable to Principal Financial Group, Inc.	$1,571.0	$623.2	$4,756.9

See accompanying notes.

Statements of Cash Flows

	For the year ended December 31,
	2024	2023	2022

	(in millions)
Operating activities
Net income	$1,571.0	$623.2	$4,756.9
Adjustments to reconcile net income to net cash used in operating activities:
Net realized capital losses	—	—	53.6
Stock-based compensation	1.6	1.7	1.7
Equity in the net income of subsidiaries	(1,738.8)	(787.8)	(4,948.8)
Changes in:
Net cash flows for trading securities and equity securities with operating intent	—	—	99.9
Current and deferred income tax benefits	(33.5)	(10.7)	(2.5)
Other	47.1	27.0	(30.1)
Net cash used in operating activities	(152.6)	(146.6)	(69.3)
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Sales	—	—	935.9
Maturities	1.4	1.9	52.7
Net purchases of property and equipment	—	(0.1)	(0.1)
Net change in other investments	—	0.6	14.3
Dividends and returns of capital received from unconsolidated entities	1,545.4	1,239.0	1,660.3
Net cash provided by investing activities	1,546.8	1,241.4	2,663.1
Financing activities
Issuance of common stock	67.7	57.8	181.7
Acquisition of treasury stock	(1,042.4)	(740.4)	(1,661.0)
Dividends to common stockholders	(658.4)	(625.5)	(642.3)
Principal repayments of long-term debt	—	(700.0)	(300.0)
Issuance of long-term debt	—	691.5	—
Net cash used in financing activities	(1,633.1)	(1,316.6)	(2,421.6)

Net increase (decrease) in cash and cash equivalents	(238.9)	(221.8)	172.2
Cash and cash equivalents at beginning of year	270.7	492.5	320.3

Cash and cash equivalents at end of year	$31.8	$270.7	$492.5

See accompanying notes.

(1)   Basis of Presentation

The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of Principal Financial Group, Inc.

In the parent company only financial statements, our investment in unconsolidated entities is stated at cost plus equity in undistributed earnings of subsidiaries.

Principal Financial Group, Inc. sponsors nonqualified benefit plans for select employees and agents and is responsible for the obligations of these plans. Nonqualified plan assets are held in Rabbi trusts for the benefit of all nonqualified plan participants. The invested assets and benefit plan liabilities reported in the statements of financial position exclude amounts held in these trusts. The Rabbi trusts had $1,014.5 million and $896.1 million of plan assets and $827.0 million and $724.9 million of benefit plan liabilities as of December 31, 2024 and 2023, respectively.

(2)   Dividends and Returns of Capital Received from Unconsolidated Entities

The parent company received cash dividends and returns of capital totaling $1,545.4 million, $1,239.0 million and $1,660.3 million from subsidiaries in 2024, 2023 and 2022, respectively.

Schedule III - Supplementary Insurance Information

As of December 31, 2024 and 2023 and for each of the years ended December 31, 2024, 2023 and 2022

				Contractholder
	Deferred		Future policy	and other	Market risk
	acquisition	Market risk	benefits and	policyholder	benefit
Segment	costs	benefit asset	claims	funds	liability (1)

	(in millions)
2024:
Retirement and Income Solutions	$957.2	$199.5	$29,818.3	$36,027.0	$62.1
Principal Asset Management	5.9	—	4,129.0	457.8	—
Benefits and Protection	3,043.8	—	14,046.4	7,940.8	—
Corporate	—	—	185.7	(359.6)	—
Total	$4,006.9	$199.5	$48,179.4	$44,066.0	$62.1

2023:
Retirement and Income Solutions	$918.9	$153.4	$29,161.9	$34,399.6	$111.9
Principal Asset Management	7.7	—	4,595.6	507.8	21.3
Benefits and Protection	3,023.9	—	12,888.3	7,870.8	—
Corporate	—	—	180.7	(360.3)	—
Total	$3,950.5	$153.4	$46,826.5	$42,417.9	$133.2

Schedule III - Supplementary Insurance Information - (continued)

As of December 31, 2024 and 2023 and for each of the years ended December 31, 2024, 2023 and 2022

				Liability for
			Benefits,	future policy	Market risk	Amortization of
	Premiums and	Net	claims and	benefits	benefit	deferred	Other
	other	investment	settlement	remeasurement	remeasurement	acquisition	operating
Segment	considerations	income (2)	expenses	(gain) loss	(gain) loss	costs	expenses (2)

	(in millions)
2024:
Retirement and Income Solutions	$3,136.9	$3,061.6	$5,183.5	$(14.5)	$50.6	$95.2	$1,685.3
Principal Asset Management	28.7	568.3	423.0	1.0	(20.3)	1.1	1,565.4
Benefits and Protection	3,689.8	594.5	2,460.4	684.9	—	296.2	1,182.8
Corporate	(5.2)	224.8	5.7	—	—	—	537.9
Total	$6,850.2	$4,449.2	$8,072.6	$671.4	$30.3	$392.5	$4,971.4

2023:
Retirement and Income Solutions	$2,935.0	$2,674.3	$4,653.5	$(68.5)	$33.7	$95.8	$1,590.7
Principal Asset Management	29.0	628.6	477.6	0.9	(4.6)	1.1	1,544.2
Benefits and Protection	3,521.4	549.5	2,647.7	16.0	—	292.9	1,088.0
Corporate	(14.5)	239.5	9.4	—	—	—	459.4
Total	$6,470.9	$4,091.9	$7,788.2	$(51.6)	$29.1	$389.8	$4,682.3

2022:
Retirement and Income Solutions	$1,959.7	$2,252.2	$3,328.1	$(14.9)	$131.2	$101.0	$1,601.4
Principal Asset Management	77.7	840.6	725.9	(4.7)	(5.9)	1.1	1,502.1
Benefits and Protection	3,306.5	564.2	2,553.7	(244.9)	—	284.8	1,027.5
Corporate	(4.2)	181.5	23.6	—	—	—	444.3
Total	$5,339.7	$3,838.5	$6,631.3	$(264.5)	$125.3	$386.9	$4,575.3
(1)	The Principal Asset Management segment offered defined contribution plans in Asia with a guarantee on the minimum account balance under certain qualifying events. These were closed in the second quarter of 2024.
(2)	Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates. Reported operating results would change by segment if different methods were applied.

Schedule IV - Reinsurance

As of December 31, 2024, 2023 and 2022 and for each of the years then ended

					Percentage
		Ceded to	Assumed		of amount
	Gross	other	from other		assumed
	amount	companies	companies	Net amount	to net

	($ in millions)
2024:
Life insurance in force	$741,781.1	$236,556.4	$298.8	$505,523.5	0.1%

Premiums:
Life insurance and annuities	$4,674.8	$380.8	$0.6	$4,294.6	—%
Accident and health insurance	2,706.4	150.8	—	2,555.6	—%
Total	$7,381.2	$531.6	$0.6	$6,850.2	—%

2023:
Life insurance in force	$717,991.5	$230,126.5	$446.6	$488,311.6	0.1%

Premiums:
Life insurance and annuities	$4,384.6	$335.1	$0.9	$4,050.4	—%
Accident and health insurance	2,576.7	156.2	—	2,420.5	—%
Total	$6,961.3	$491.3	$0.9	$6,470.9	—%

2022:
Life insurance in force	$692,200.8	$223,416.6	$627.4	$469,411.6	0.1%

Premiums:
Life insurance and annuities	$3,402.7	$298.6	$1.0	$3,105.1	—%
Accident and health insurance	2,392.4	157.8	—	2,234.6	—%
Total	$5,795.1	$456.4	$1.0	$5,339.7	—%