Form 10-Q
period 2025-03-31
PRINCIPAL FINANCIAL GROUP INC
filed 2025-04-30
CIK 1126328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The total number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of April 23, 2025, was 224,190,774.

PRINCIPAL FINANCIAL GROUP, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Principal Financial Group, Inc.

Condensed Consolidated Statements of Financial Position

	March 31,	December 31,
	2025	2024
	(Unaudited)
	(in millions, except share amounts)
Assets
Fixed maturities, available-for-sale (1)	$69,726.7	$68,251.0
Fixed maturities, trading (2025 and 2024 include $208.0 million and $205.9 million related to consolidated variable interest entities)	1,307.2	1,023.3
Equity securities (2025 and 2024 include $374.8 million and $367.9 million related to consolidated variable interest entities)	2,428.9	2,295.0
Mortgage loans (2025 and 2024 include $788.1 million and $944.5 million related to consolidated variable interest entities and $0.0 million and $140.6 million measured at fair value under the fair value option)	20,260.6	20,484.2
Real estate (2025 and 2024 include $804.1 million and $781.8 million related to consolidated variable interest entities)	2,480.1	2,464.5
Policy loans	875.7	867.5
Other investments (2025 and 2024 include $630.0 million and $625.6 million related to consolidated variable interest entities and $116.8 million and $129.0 million measured at fair value under the fair value option)	8,215.4	7,990.3
Total investments	105,294.6	103,375.8
Cash and cash equivalents (2025 and 2024 include $97.8 million and $86.1 million related to consolidated variable interest entities)	3,875.7	4,211.9
Accrued investment income	887.4	828.6
Reinsurance recoverable and deposit receivable	19,392.6	19,490.1
Premiums due and other receivables	3,726.0	3,771.5
Deferred acquisition costs	4,034.1	4,006.9
Market risk benefit asset	158.7	199.5
Property and equipment	742.7	769.4
Goodwill	1,567.4	1,549.7
Other intangibles	1,290.5	1,389.9
Separate account assets (2025 and 2024 include $34,658.5 million and $32,802.2 million related to consolidated variable interest entities)	171,266.2	173,327.1
Other assets	767.4	743.2
Total assets	$313,003.3	$313,663.6
Liabilities
Contractholder funds	$43,266.0	$43,099.6
Future policy benefits and claims	49,359.4	48,179.4
Market risk benefit liability	80.4	62.1
Other policyholder funds	933.2	966.4
Short-term debt (2025 and 2024 include $0.0 million and $119.0 million related to consolidated variable interest entities)	28.9	152.7
Long-term debt	4,321.3	3,955.3
Income taxes currently payable	8.2	8.6
Deferred income taxes	1,786.6	1,706.0
Separate account liabilities (2025 and 2024 include $34,658.5 million and $32,802.2 million related to consolidated variable interest entities)	171,266.2	173,327.1
Funds withheld payable	18,212.3	18,103.7
Other liabilities (2025 and 2024 include $84.5 million and $108.8 million related to consolidated variable interest entities)	12,145.8	12,633.7
Total liabilities	301,408.3	302,194.6

Redeemable noncontrolling interest (2025 and 2024 include $298.8 million and $309.9 million related to consolidated variable interest entities)	326.7	337.7

Stockholders’ equity
Common stock, par value $0.01 per share; 2,500,000,000 shares authorized; 496,370,158 and 494,734,908 shares issued as of 2025 and 2024; 224,971,715 and 226,225,161 shares outstanding as of 2025 and 2024	5.0	4.9
Additional paid-in capital	11,157.8	11,100.9
Retained earnings	17,459.3	17,583.5
Accumulated other comprehensive loss	(4,785.9)	(5,224.8)
Treasury stock, at cost; 271,398,443 and 268,509,747 shares as of 2025 and 2024	(12,619.4)	(12,378.1)
Total stockholders’ equity attributable to Principal Financial Group, Inc.	11,216.8	11,086.4
Noncontrolling interest	51.5	44.9
Total stockholders’ equity	11,268.3	11,131.3
Total liabilities and stockholders’ equity	$313,003.3	$313,663.6
(1)	See Note 4, Investments, for further details relating to the amortized cost of fixed maturities, available-for-sale.

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	March 31,
	2025	2024

	(in millions, except per share data)
Revenues
Premiums and other considerations	$1,751.3	$1,684.6
Fees and other revenues	1,077.7	1,052.9
Net investment income	1,165.7	1,072.2
Net realized capital losses (1)	(117.1)	(0.9)
Net realized capital gains on funds withheld assets (1)	28.0	47.5
Change in fair value of funds withheld embedded derivative	(209.7)	197.0
Total revenues	3,695.9	4,053.3
Expenses
Benefits, claims and settlement expenses	2,220.0	2,069.7
Liability for future policy benefits remeasurement (gain) loss	2.2	(1.7)
Market risk benefit remeasurement (gain) loss	34.7	(14.5)
Dividends to policyholders	19.1	29.3
Operating expenses	1,391.0	1,343.4
Total expenses	3,667.0	3,426.2
Income before income taxes	28.9	627.1
Income taxes (benefits)	(34.0)	95.1
Net income	62.9	532.0
Net income (loss) attributable to noncontrolling interest	14.8	(0.5)
Net income attributable to Principal Financial Group, Inc.	$48.1	$532.5

Earnings per common share
Basic earnings per common share	$0.21	$2.26

Diluted earnings per common share	$0.21	$2.22
(1)	Includes realized and unrealized gains (losses). See Note 4, Investments, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended
	March 31,
	2025	2024

	(in millions)
Net income	$62.9	$532.0
Other comprehensive income, net:
Net unrealized gains (losses) on available-for-sale securities	589.4	(358.6)
Net unrealized gains on derivative instruments	14.1	17.5
Liability for future policy benefits discount rate remeasurement gain (loss)	(249.8)	554.7
Market risk benefit nonperformance risk remeasurement gain (loss)	2.1	(8.7)
Foreign currency translation adjustment	73.4	(121.0)
Net unrecognized postretirement benefit obligation	2.9	3.5
Other comprehensive income	432.1	87.4
Comprehensive income	495.0	619.4
Comprehensive income (loss) attributable to noncontrolling interest	8.0	(2.3)
Comprehensive income attributable to Principal Financial Group, Inc.	$487.0	$621.7

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

				Accumulated
		Additional		other			Total
	Common	paid-in	Retained	comprehensive	Treasury	Noncontrolling	stockholders’
	stock	capital	earnings	loss	stock	interest	equity

	(in millions)
Balances as of January 1, 2024	$4.9	$10,908.6	$16,683.5	$(5,345.3)	$(11,335.7)	$45.7	$10,961.7
Common stock issued	—	12.9	—	—	—	—	12.9
Stock-based compensation	—	34.3	(3.0)	—	—	0.1	31.4
Treasury stock acquired, common	—	—	—	—	(232.3)	—	(232.3)
Dividends to common stockholders	—	—	(162.4)	—	—	—	(162.4)
Distributions to noncontrolling interest	—	—	—	—	—	(2.5)	(2.5)
Contributions from noncontrolling interest	—	—	—	—	—	2.1	2.1
Adjustments to redemption amount of redeemable noncontrolling interest	—	(1.7)	—	—	—	(0.4)	(2.1)
Net income (1)	—	—	532.5	—	—	1.5	534.0
Other comprehensive income (1)	—	—	—	89.2	—	(1.6)	87.6
Balances as of March 31, 2024	$4.9	$10,954.1	$17,050.6	$(5,256.1)	$(11,568.0)	$44.9	$11,230.4

Balances as of January 1, 2025	$4.9	$11,100.9	$17,583.5	$(5,224.8)	$(12,378.1)	$44.9	$11,131.3
Common stock issued	0.1	13.9	—	—	—	—	14.0
Stock-based compensation	—	43.0	(3.3)	—	—	0.1	39.8
Treasury stock acquired, common	—	—	—	—	(241.3)	—	(241.3)
Dividends to common stockholders	—	—	(169.0)	—	—	—	(169.0)
Distributions to noncontrolling interest	—	—	—	—	—	(0.8)	(0.8)
Contributions from noncontrolling interest	—	—	—	—	—	3.4	3.4
Net income (1)	—	—	48.1	—	—	3.3	51.4
Other comprehensive income (1)	—	—	—	438.9	—	0.6	439.5
Balances as of March 31, 2025	$5.0	$11,157.8	$17,459.3	$(4,785.9)	$(12,619.4)	$51.5	$11,268.3
(1)	Excludes amounts attributable to redeemable noncontrolling interest. See Note 16, Stockholders’ Equity, for further details.

See accompanying notes.

Principal Financial Group, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	March 31,
	2025	2024

	(in millions)
Net cash provided by operating activities	$977.3	$584.2
Investing activities
Fixed maturities available-for-sale and equity securities with intent to hold:
Purchases	(4,070.6)	(3,000.8)
Sales	1,532.2	904.5
Maturities	1,677.4	1,271.0
Mortgage loans acquired or originated	(566.9)	(603.6)
Mortgage loans sold or repaid	712.8	344.9
Real estate acquired	(32.8)	(29.9)
Real estate sold	9.5	35.5
Net purchases of property and equipment	(16.4)	(16.8)
Net change in other investments	(197.9)	(248.0)
Net cash used in investing activities	(952.7)	(1,343.2)
Financing activities
Issuance of common stock	14.0	12.9
Acquisition of treasury stock	(240.3)	(234.2)
Payments for financing element derivatives	(10.7)	(10.6)
Purchase of subsidiary shares from noncontrolling interest	(1.6)	—
Dividends to common stockholders	(169.0)	(162.4)
Net repayments of short-term borrowings	(6.3)	(4.1)
Investment contract deposits	3,213.0	3,198.6
Investment contract withdrawals	(3,024.0)	(2,711.3)
Net increase (decrease) in banking operation deposits	(134.4)	130.7
Other	(1.5)	0.1
Net cash provided by (used in) financing activities	(360.8)	219.7
Net decrease in cash and cash equivalents	(336.2)	(539.3)
Cash and cash equivalents at beginning of period	4,211.9	4,707.7
Cash and cash equivalents at end of period	$3,875.7	$4,168.4

Supplemental disclosure of non-cash activities:
Pre-capitalized contingent funding agreement exercise:
Increase in fixed maturities, trading	$388.3	$—
Increase in long-term debt, net of discount	(388.3)	—
Changes resulting from deconsolidation of an investment:
Decrease in mortgage loans	(140.6)	—
Decrease in short-term debt	54.0	—
Decrease in long-term debt	86.7	—

See accompanying notes.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2025
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

Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ended December 31, 2025, especially when considering risks and uncertainties that may impact our business, results of operations, financial condition and liquidity. Our use of estimates and assumptions affect amounts reported and disclosed and includes, but is not limited to, the fair value of investments in the absence of quoted market values, investment impairments and valuation allowances, the fair value of derivatives, the fair value of market risk benefits (“MRBs”), measurement of goodwill and intangible assets, the liability for future policy benefits and claims, the value of pension and other postretirement benefit obligations and accounting for income taxes and the valuation of deferred tax assets. Our estimates and assumptions could change in the future. Our results of operations and financial condition may also be impacted by other uncertainties including evolving regulatory, legislative and standard-setter accounting interpretations and guidance.

These interim unaudited condensed consolidated financial statements should be read in conjunction with our annual audited financial statements as of December 31, 2024, included in our Form 10-K for the year ended December 31, 2024, filed with the United States Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated statement of financial position as of December 31, 2024, has been derived from the audited consolidated statement of financial position but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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
March 31, 2025
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
Standards adopted:

Improvements to income tax disclosures

This authoritative guidance provides improvements to income tax disclosures for annual periods primarily related to the rate reconciliation and income taxes paid information.

	January 1, 2025	This guidance will not have a material impact on our notes to the consolidated financial statements when the new annual disclosures are included in our notes to the consolidated financial statements.

Improvements to reportable segments disclosures

This authoritative guidance enhances the disclosures about a public entity’s reportable segments and addresses requests from investors for additional, more detailed information about a reportable segment’s expenses.

	December 31, 2024	The enhanced disclosures can be found in Note 18, Segment Information.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

Long-Duration Insurance Contracts Disclosures

We include disaggregated rollforwards for deferred acquisition costs (“DAC”), the unearned revenue liability, separate account liabilities, policyholder account balances, the liability for future policy benefits, the additional liability for certain benefit features and MRBs. Further, for certain actuarial balances, disclosures are required for the significant inputs, judgments, assumptions and methods used in measurement, including changes in those inputs, judgments and assumptions, and the effect of those changes on measurement.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

2. Other Intangible Assets

Finite Lived Intangible Assets

On January 16, 2025, we announced the signing of an agreement with Bank Consortium Trust Company (“BCT”) to expand our investment management capabilities and exit our sponsor and trustee (pension) roles in Hong Kong for Mandatory Provident Fund Schemes (“MPF Schemes”). BCT will be assuming the role as sponsor and trustee for the Principal MPF Schemes. The transaction is expected to close during the first quarter of 2026, subject to regulatory approval; however, certain transaction impacts were recognized in first quarter 2025. We impaired our distribution agreement intangible asset that will cease to exist, resulting in a $20.0 million loss reported in operating expenses on our consolidated statements of operations. Additionally, our customer relationship intangible asset was classified as held-for-sale, resulting in a $77.0 million loss reported in net realized capital gains (losses) on our consolidated statements of operations. We also recorded an impairment for contract costs from pension contracts. See Note 19, Revenues from Contract with Customers, for further details.

3. Variable Interest Entities

We have relationships with various types of entities which may be VIEs. Certain VIEs are consolidated in our financial results. See Note 1, Nature of Operations and Significant Accounting Policies, under the caption “Consolidation” for further details of our consolidation accounting policies. We did not provide financial or other support to investees designated as VIEs for the periods ended March 31, 2025 and December 31, 2024.

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

Sponsored Investment Funds

We sponsor and invest in certain investment funds for which we provide asset management services. Although our asset management fee is commensurate with the services provided and consistent with fees for similar services negotiated at arms-length, we have a variable interest for funds where our other interests are more than insignificant. The funds are VIEs as the equity holders lack power through voting rights to direct the activities of the entity that most significantly impact its economic performance. We determined we are the primary beneficiary of the VIEs where our interest in the entity is more than insignificant and we are the asset manager. We deconsolidated a sponsored investment fund in 2025 due to the acquisition of substantial voting rights through investment in the fund by external investors.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

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

Assets and Liabilities of Consolidated Variable Interest Entities

The carrying amounts of our consolidated VIE assets, which can only be used to settle obligations of consolidated VIEs, and liabilities of consolidated VIEs for which creditors do not have recourse were as follows:

	March 31, 2025		December 31, 2024
	Total	Total	Total	Total
	assets	liabilities	assets	liabilities

	(in millions)
Mandatory retirement savings funds (1)	$35,005.8	$34,658.5	$33,130.4	$32,802.2
Real estate (2)	848.5	41.8	814.3	69.4
Sponsored investment funds (3)	697.1	23.1	833.7	160.3
Residential mortgage loans (4)	790.6	19.6	806.5	19.9
Asset-backed limited partnership (5)	254.6	—	250.0	—
Total	$37,596.6	$34,743.0	$35,834.9	$33,051.8
(1)	The assets of the mandatory retirement savings funds primarily include separate account assets and equity securities. The liabilities primarily include separate account liabilities.
(2)	The assets of the real estate VIEs primarily include real estate, other investments and cash. Liabilities primarily include other liabilities.
(3)	The assets of sponsored investment funds are primarily fixed maturities and equity securities, certain of which are reported with other investments, and cash. The liabilities primarily include other liabilities. The consolidated statements of financial position included a $298.8 million and $309.9 million redeemable noncontrolling interest for sponsored investment funds as of March 31, 2025 and December 31, 2024, respectively. For certain sponsored investment funds, we have unfunded commitments to the VIE. Unfunded commitments are not liabilities on our consolidated statements of financial position because we are only required to fund additional capital when called upon to do so by the investment manager.
(4)	The assets of the residential mortgage loans VIEs primarily include residential mortgage loans. The liabilities primarily include other liabilities.
(5)	The assets of the asset-backed limited partnership VIE primarily include consumer loans, auto loans, other loans and credit facilities. These assets are reported with cash and cash equivalents, other investments and fixed maturities, trading on the consolidated statements of financial position.

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
March 31, 2025
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

The carrying value and maximum loss exposure for our unconsolidated VIEs were as follows:

		Maximum exposure to
	Asset carrying value	loss (1)

	(in millions)
March 31, 2025
Fixed maturities, available-for-sale:
Corporate	$309.2	$360.0
Residential mortgage-backed pass-through securities	3,763.7	3,907.2
Commercial mortgage-backed securities	5,215.7	5,600.3
Collateralized debt obligations (2)	6,634.2	6,613.2
Other debt obligations	9,084.9	10,779.7
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	8.9	8.9
Commercial mortgage-backed securities	68.4	68.4
Collateralized debt obligations (2)	215.2	215.2
Other debt obligations	306.8	306.8
Equity securities	89.6	89.6
Other investments:
Other limited partnership and fund interests (3)	2,987.1	4,964.5

December 31, 2024
Fixed maturities, available-for-sale:
Corporate	$308.2	$359.7
Residential mortgage-backed pass-through securities	3,674.2	3,881.3
Commercial mortgage-backed securities	5,188.0	5,634.3
Collateralized debt obligations (2)	6,560.4	6,518.7
Other debt obligations	8,904.0	10,580.8
Fixed maturities, trading:
Residential mortgage-backed pass-through securities	9.0	9.0
Commercial mortgage-backed securities	44.2	44.2
Collateralized debt obligations (2)	135.3	135.3
Other debt obligations	210.0	210.0
Equity securities	85.1	85.1
Other investments:
Other limited partnership and fund interests (3)	2,766.4	4,804.6
(1)	Our risk of loss is limited to our initial investment measured at amortized cost excluding portfolio layer method basis adjustments for fixed maturities, available-for-sale, plus any unfunded commitments and/or guarantees and similar provisions for collateralized debt obligations and other debt obligations. Our risk of loss is limited to our investment measured at fair value for our fixed maturities, trading and equity securities. Our risk of loss is limited to our carrying value plus any unfunded commitments and/or guarantees and similar provisions for our other investments. A carrying value of zero is used if distributions have been received in excess of our investment, resulting in a negative carrying value for the investment. Unfunded commitments are not liabilities on our consolidated statements of financial position because we are only required to fund additional equity when called upon to do so by the general partner or investment manager.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(3)	As of March 31, 2025 and December 31, 2024, the maximum exposure to loss for other limited partnership and fund interests includes $242.0 million and $236.1 million, respectively, of debt within certain of our managed international real estate funds that is fully secured by assets whose value exceeds the amount of the debt, but also includes recourse to the investment manager.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

Money Market Funds

We are the investment manager for certain money market mutual funds. These types of funds are exempt from assessment under any consolidation model due to a scope exception for money market funds registered under Rule 2a-7 of the Investment Company Act of 1940 or similar funds. As of March 31, 2025 and December 31, 2024, money market mutual funds we manage held $4.4 billion and $4.5 billion in total assets, respectively. We have no contractual obligation to contribute to these funds; however, we provide support through the waiver of fees and through expense reimbursements. The amount of fees waived and expenses reimbursed was insignificant.

4. Investments

Our investments include assets backing reserves as part of a coinsurance with funds withheld agreement. The funds withheld invested assets are reported within their respective line items, primarily consisting of fixed maturities available-for-sale, mortgage loans and other investments. See Note 11, Reinsurance, for more information on the funds withheld invested assets.

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities. Equity securities include mutual funds, common stock, non-redeemable preferred stock and required regulatory investments. We classify fixed maturities as either available-for-sale or trading at the time of the purchase and, accordingly, carry them at fair value. Equity securities are also carried at fair value. See Note 17, Fair Value Measurements, for methodologies related to the determination of fair value. Unrealized gains and losses related to fixed maturities, available-for-sale, excluding those in fair value hedging relationships, are reflected in stockholders’ equity, net of adjustments associated with related actuarial balances, derivatives in cash flow hedge relationships and applicable income taxes. Mark-to-market adjustments on certain equity securities and mark-to-market adjustments on certain fixed maturities, trading are reflected in net realized capital gains (losses). Mark-to-market adjustments on certain fixed maturities, trading are reflected in market risk benefit remeasurement (gain) loss. Unrealized gains and losses related to hedged portions of fixed maturities, available-for-sale in fair value hedging relationships are reflected in net investment income. Mark-to-market adjustments related to certain securities carried at fair value with an investment objective to realize economic value through mark-to-market changes are reflected in net investment income.

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
March 31, 2025
(Unaudited)

The amortized cost, gross unrealized gains and losses, allowance for credit loss and fair value of fixed maturities, available-for-sale were as follows:

		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit
	cost (1)	gains	losses	loss	Fair value

	(in millions)
March 31, 2025
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,895.1	$10.2	$246.7	$—	$1,658.6
Non-U.S. governments	556.0	16.0	78.0	—	494.0
States and political subdivisions	7,241.4	14.6	1,063.1	—	6,192.9
Corporate	39,581.0	566.4	3,469.1	6.8	36,671.5
Residential mortgage-backed pass-through securities	3,907.2	21.9	165.4	—	3,763.7
Commercial mortgage-backed securities	5,600.3	8.2	392.8	—	5,215.7
Collateralized debt obligations (2)	6,613.2	29.2	8.2	—	6,634.2
Other debt obligations	9,514.9	65.6	484.2	0.2	9,096.1
Total excluding portfolio layer method basis adjustment	74,909.1	732.1	5,907.5	7.0	69,726.7
Unallocated portfolio layer method basis adjustment (3)	(37.5)	37.5	—	—	—
Total fixed maturities, available-for-sale	$74,871.6	$769.6	$5,907.5	$7.0	$69,726.7

		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit
	cost (1)	gains	losses	loss	Fair value

	(in millions)
December 31, 2024
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,937.4	$0.2	$299.7	$—	$1,637.9
Non-U.S. governments	567.3	12.9	84.5	—	495.7
States and political subdivisions	7,207.8	10.4	1,141.7	—	6,076.5
Corporate	38,911.1	509.9	3,699.9	18.5	35,702.6
Residential mortgage-backed pass-through securities	3,881.3	8.7	215.8	—	3,674.2
Commercial mortgage-backed securities	5,634.3	4.6	450.9	—	5,188.0
Collateralized debt obligations (2)	6,518.7	48.0	6.3	—	6,560.4
Other debt obligations	9,446.2	49.9	580.2	0.2	8,915.7
Total excluding portfolio layer method basis adjustment	74,104.1	644.6	6,479.0	18.7	68,251.0
Unallocated portfolio layer method basis adjustment (3)	(55.7)	55.7	—	—	—
Total fixed maturities, available-for-sale	$74,048.4	$700.3	$6,479.0	$18.7	$68,251.0
(1)	Amortized cost excludes accrued interest receivable of $475.6 million and $647.3 million as of March 31, 2025 and December 31, 2024, respectively.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(3)	Represents unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method. See Note 5, Derivative Financial Instruments, for further details.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

The amortized cost and fair value of fixed maturities, available-for-sale as of March 31, 2025, by expected maturity, were as follows:

	Amortized cost (1)	Fair value

	(in millions)
Due in one year or less	$1,623.6	$1,629.8
Due after one year through five years	8,966.3	8,841.9
Due after five years through ten years	10,131.2	9,861.3
Due after ten years	28,552.4	24,684.0
Subtotal	49,273.5	45,017.0
Mortgage-backed and other asset-backed securities	25,635.6	24,709.7
Total	$74,909.1	$69,726.7

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

The major components of net realized capital gains (losses) on investments are shown below and are net of amounts on funds withheld invested assets that are passed directly to the reinsurer. See Note 11, Reinsurance, for further details. The amounts below do not include net realized capital gains (losses) on funds withheld assets that are not passed to the reinsurer, which are separately reported on the consolidated statements of operations. Net realized capital gains (losses) on funds withheld assets includes gains (losses) realized upon sale of assets put into the funds withheld at the start of a reinsurance transaction for the unrealized gain (losses) on the date of transfer into the funds withheld, the change in the valuation allowance on funds withheld commercial mortgage loans and unrealized gains and losses related to the change in fair value of funds withheld fixed maturities, trading, equity securities and derivatives.

	For the three months ended March 31,
	2025	2024

	(in millions)
Fixed maturities, available-for-sale:
Gross gains	$0.8	$2.1
Gross losses	(30.3)	(12.1)
Net credit losses (1)	(5.0)	(3.3)
Hedging, net (2)	7.8	(4.1)
Fixed maturities, trading (3)	(1.8)	1.6
Equity securities (4)	(37.0)	63.2
Mortgage loans	(0.5)	(16.3)
Derivatives (2)	15.2	(34.9)
Other (5)	(66.3)	2.9
Net realized capital losses	$(117.1)	$(0.9)
(1)	Includes credit sales, adjustments to the credit loss valuation allowance, write-offs and recoveries on available-for-sale securities.
(2)	The change in fair value of fixed maturities, available-for-sale and the change in fair value of derivative hedging instruments in fair value hedging relationships are reported in net investment income with the earnings effect of fixed maturities, available-for-sale. Gains (losses) for fixed maturities, available-for-sale related to terminated cash flow hedges continue to be reflected in net realized capital gains (losses).
(3)	Unrealized gains (losses) on fixed maturities, trading still held at the reporting date were $(0.1) million and $1.7 million for the three months ended March 31, 2025 and 2024, respectively. This excludes $2.8 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively, that were reported in market risk benefit remeasurement (gain) loss and $(0.2) million and $(3.0) million for the three months ended March 31, 2025 and 2024, respectively, that were reported in net realized capital gains (losses) on funds withheld assets.
(4)	Unrealized gains (losses) on equity securities still held at the reporting date were $(36.4) million and $58.9 million for the three months ended March 31, 2025 and 2024, respectively. This excludes $9.2 million and $18.7 million for the three months ended March 31, 2025 and 2024, respectively, that were reported in net investment income and $0.0 million and $0.0 million for the three months ended March 31, 2025 and 2024, respectively, that were reported in net realized capital gains (losses) on funds withheld assets.
(5)	Includes a held-for-sale write-down of an intangible asset in 2025. See Note 2, Other Intangible Assets, for further details.

Proceeds from sales of investments (excluding call and maturity proceeds) in fixed maturities, available-for-sale were $764.8 million and $912.5 million for the three months ended March 31, 2025 and 2024, respectively.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
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

	For the three months ended March 31, 2025
					Residential
					mortgage-
					backed	Commercial	Collateralized
	U.S.		States and		pass-	mortgage-	debt	Other
	government	Non-U.S.	political		through	backed	obligations	debt
	and agencies	governments	subdivisions	Corporate	securities	securities	(1)	obligations	Total

	(in millions)
Beginning balance	$—	$—	$—	$18.5	$—	$—	$—	$0.2	$18.7
Additional increases (decreases) for credit losses on securities with an allowance recorded in the previous period	—	—	—	0.1	—	—	—	—	0.1
Write-offs charged against allowance	—	—	—	(11.9)	—	—	—	—	(11.9)
Foreign currency translation adjustment	—	—	—	0.1	—	—	—	—	0.1
Ending balance	$—	$—	$—	$6.8	$—	$—	$—	$0.2	$7.0

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

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

During 2025 and 2024, we did not write off any accrued interest to net investment income.

Available-For-Sale Securities in Unrealized Loss Positions Without an Allowance for Credit Loss

For available-for-sale securities with unrealized losses for which an allowance for credit loss has not been recorded, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2025
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$168.7	$2.4	$688.0	$244.3	$856.7	$246.7
Non-U.S. governments	32.1	0.8	305.0	77.2	337.1	78.0
States and political subdivisions	781.0	20.0	4,806.3	1,043.1	5,587.3	1,063.1
Corporate	4,605.7	167.2	19,885.0	3,298.3	24,490.7	3,465.5
Residential mortgage-backed pass-through securities	971.4	9.2	1,214.4	156.2	2,185.8	165.4
Commercial mortgage-backed securities	516.8	4.6	3,804.2	388.2	4,321.0	392.8
Collateralized debt obligations (2)	1,325.6	4.2	12.6	4.0	1,338.2	8.2
Other debt obligations	1,110.4	8.9	3,650.8	474.9	4,761.2	483.8
Total fixed maturities, available-for-sale	$9,511.7	$217.3	$34,366.3	$5,686.2	$43,878.0	$5,903.5
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded. Gross unrealized losses exclude unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

Of the total amounts, Principal Life Insurance Company’s (“Principal Life’s”) consolidated portfolio represented $42,666.1 million in available-for-sale fixed maturities with gross unrealized losses of $5,796.7 million. Of the available-for-sale fixed maturities within Principal Life’s consolidated portfolio in a gross unrealized loss position, 96% were investment grade (rated AAA through BBB-) with an average price of 88 (carrying value/amortized cost) as of March 31, 2025. Gross unrealized losses in our fixed maturities portfolio decreased during the three months ended March 31, 2025, primarily due to a decrease in interest rates, which was partially offset by a widening of credit spreads.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

For those securities that had been in a continuous unrealized loss position for less than twelve months, Principal Life’s consolidated portfolio held 1,433 securities with a carrying value of $8,933.2 million and unrealized losses of $187.4 million reflecting an average price of 98 as of March 31, 2025. Of this portfolio, 95% was investment grade (rated AAA through BBB-) as of March 31, 2025, with associated unrealized losses of $182.5 million. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

For those securities that had been in a continuous unrealized loss position greater than or equal to twelve months, Principal Life’s consolidated portfolio held 6,099 securities with a carrying value of $33,732.9 million and unrealized losses of $5,609.3 million as of March 31, 2025. The average credit rating of this portfolio was A with an average price of 86 as of March 31, 2025. Of the $5,609.3 million in unrealized losses, the corporate sector accounts for $3,236.9 million in unrealized losses with an average price of 86 and an average credit rating of BBB+. Furthermore, unrealized losses include $1,036.0 million within the states and political subdivisions sector with an average price of 82 and an average credit rating of AA-; $422.6 million within the collateralized mortgage obligation security sector with an average price of 85 and an average credit rating of AAA; and $387.3 million within the CMBS sector with an average price of 91 and an average credit rating of AA. The unrealized losses on these securities can primarily be attributed to changes in market interest rates and changes in credit spreads since the securities were acquired.

Because we expected to recover our amortized cost, we did not record an allowance for credit loss on these securities as of March 31, 2025. Because it was not our intent to sell the fixed maturity available-for-sale securities with unrealized losses and it was not more likely than not that we would be required to sell these securities before recovery of the amortized cost, which may be at maturity, we did not write down these investments to fair value.

	December 31, 2024
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$909.1	$17.4	$810.6	$283.1	$1,719.7	$300.5
Non-U.S. governments	32.9	1.3	308.8	83.2	341.7	84.5
States and political subdivisions	743.2	26.0	4,745.7	1,115.8	5,488.9	1,141.8
Corporate	4,970.7	164.2	20,099.1	3,532.3	25,069.8	3,696.5
Residential mortgage-backed pass-through securities	1,938.4	33.2	1,214.0	182.6	3,152.4	215.8
Commercial mortgage-backed securities	691.7	8.2	3,860.1	442.6	4,551.8	450.8
Collateralized debt obligations (2)	582.2	1.3	29.8	5.0	612.0	6.3
Other debt obligations	1,732.5	21.8	3,698.5	557.2	5,431.0	579.0
Total fixed maturities, available-for-sale	$11,600.7	$273.4	$34,766.6	$6,201.8	$46,367.3	$6,475.2
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded. Gross unrealized losses exclude unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

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
March 31, 2025
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

	March 31, 2025	December 31, 2024

	(in millions)
Net unrealized losses on fixed maturities, available-for-sale (1)	$(5,210.8)	$(5,942.5)
Net unrealized gains on derivative instruments	84.0	66.1
Adjustments for assumed changes in amortization patterns	4.7	5.1
Adjustments for assumed changes in policyholder liabilities	30.5	12.2
Net unrealized losses on other investments and noncontrolling interest adjustments	(54.9)	(52.5)
Provision for deferred income tax benefits	1,108.9	1,270.5
Net unrealized losses on available-for-sale securities and derivative instruments	$(4,037.6)	$(4,641.1)
(1)	Excludes net unrealized gains (losses) on fixed maturities, available-for-sale included in fair value hedging relationships.

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
March 31, 2025
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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

Credit Quality Information for Financing Receivables

The amortized cost of our financing receivables by credit risk and vintage was as follows:

	March 31, 2025
	2025	2024	2023	2022	2021	Prior	Total

	(in millions)
Commercial mortgage loans:
A- and above	$82.0	$1,188.9	$795.0	$1,100.7	$2,077.4	$7,779.5	$13,023.5
BBB+ thru BBB-	13.0	211.5	450.8	249.7	270.9	1,393.4	2,589.3
BB+ thru BB-	39.8	88.3	146.4	156.7	48.4	237.6	717.2
B+ and below	—	—	—	—	—	329.4	329.4
Total	$134.8	$1,488.7	$1,392.2	$1,507.1	$2,396.7	$9,739.9	$16,659.4

Direct financing leases:
A- and above	$—	$—	$—	$42.3	$11.1	$232.5	$285.9
BBB+ thru BBB-	—	9.9	—	89.8	20.5	93.7	213.9
BB+ thru BB-	40.5	—	2.0	0.6	7.0	30.7	80.8
B+ and below	—	—	—	—	7.3	—	7.3
Total	$40.5	$9.9	$2.0	$132.7	$45.9	$356.9	$587.9

Residential mortgage loans:
Performing	$90.5	$477.1	$432.2	$954.8	$1,209.8	$615.0	$3,779.4
Non-performing	—	—	3.8	6.5	5.4	4.5	20.2
Total excluding portfolio layer method basis adjustments	$90.5	$477.1	$436.0	$961.3	$1,215.2	$619.5	3,799.6
Unallocated portfolio layer method basis adjustment (1)							(3.1)
Total							$3,796.5

Other loans:
Performing	$14.4	$63.9	$52.3	$—	$—	$—	$130.6
Non-performing	0.5	—	—	—	—	0.1	0.6
Total	$14.9	$63.9	$52.3	$—	$—	$0.1	$131.2

Reinsurance recoverable and deposit receivable							$19,395.8

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

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

The amortized cost of commercial mortgage loans, direct financing leases, residential mortgage loans and other loans excluded accrued interest receivable of $70.8 million, $1.5 million, $12.9 million and $1.1 million, respectively, as of March 31, 2025, and $69.2 million, $1.2 million, $12.0 million and $1.3 million, respectively, as of December 31, 2024.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

The amortized cost of financing receivables on non-accrual status was as follows:

	March 31, 2025
			Amortized cost
	Beginning	Ending	of nonaccrual
	amortized cost	amortized cost	assets without
	on nonaccrual	on nonaccrual	a valuation
	status	status	allowance

	(in millions)
Commercial mortgage loans	$70.5	$60.7	$—
Residential mortgage loans	15.6	16.6	8.1
Other loans	—	0.1	0.1
Total	$86.1	$77.4	$8.2

	December 31, 2024
			Amortized cost
	Beginning	Ending	of nonaccrual
	amortized cost	amortized cost	assets without
	on nonaccrual	on nonaccrual	a valuation
	status	status	allowance

	(in millions)
Commercial mortgage loans	$58.4	$70.5	$—
Residential mortgage loans	10.2	15.6	—
Total	$68.6	$86.1	$—

Interest income recognized on non-accrual financing receivables was as follows:

	For the three months ended March 31,
	2025	2024

	(in millions)
Commercial mortgage loans	$—	$(0.2)
Residential mortgage loans	0.1	—
Total	$0.1	$(0.2)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

The aging of our financing receivables, based on amortized cost, was as follows:

	March 31, 2025
							Amortized
							cost
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total (1)	accruing

	(in millions)
Commercial mortgage loans	$6.5	$9.1	$26.6	$42.2	$16,617.2	$16,659.4	$—
Direct financing leases	3.5	—	—	3.5	584.4	587.9	—
Residential mortgage loans (2)	61.8	19.2	22.5	103.5	3,696.1	3,799.6	10.0
Other loans	1.7	1.6	1.6	4.9	126.3	131.2	1.0
Total	$73.5	$29.9	$50.7	$154.1	$21,024.0	$21,178.1	$11.0

	December 31, 2024
							Amortized
							cost
			90 days or				90 days or
	30-59 days	60-89 days	more past	Total past			more and
	past due	past due	due	due	Current	Total (1)	accruing

	(in millions)
Commercial mortgage loans	$70.3	$2.2	$26.3	$98.8	$16,973.9	$17,072.7	$—
Direct financing leases	3.6	—	—	3.6	559.4	563.0	—
Residential mortgage loans (2)	54.4	14.9	23.5	92.8	3,523.0	3,615.8	9.5
Other loans	2.1	1.8	1.6	5.5	140.8	146.3	1.4
Total	$130.4	$18.9	$51.4	$200.7	$21,197.1	$21,397.8	$10.9
(1)	As of both March 31, 2025 and December 31, 2024, no reinsurance recoverables or deposit receivables were considered past due.
(2)	Excludes unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method.

Financing Receivables Valuation Allowance

We establish a valuation allowance to provide for the risk of credit losses inherent in our financing receivables. The valuation allowance is maintained at a level believed adequate by management to absorb estimated expected credit losses. The valuation allowance is based on amortized cost excluding accrued interest receivable and includes reserves for pools of financing receivables with similar risk characteristics. We do not measure a credit loss allowance on accrued interest receivable because we write off the uncollectible accrued interest receivable balance to net investment income in a timely manner, generally within 90 days domestically or, in the Chilean market, based on the nature of the loans and collection practices in that market. During 2025 and 2024, we did not write off any commercial mortgage loan accrued interest or residential mortgage loan accrued interest.

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
March 31, 2025
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

As discussed previously, commercial and residential mortgage loans and direct financing leases are evaluated individually if the asset does not continue to share similar risk characteristics of a pool. When we determine a commercial or residential mortgage loan is probable of foreclosure, a valuation allowance is established equal to the difference between the carrying amount of the mortgage loan and the estimated value of the collateral reduced by the cost to sell or for certain residential mortgage loans, the present value of the loan’s expected future cash flows. For certain commercial mortgage loans where repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty, we elect to establish a valuation allowance equal to the difference between the carrying amount of the mortgage loan and the estimated value of the real estate collateral, which may be reduced by the cost to sell. Estimated value may also be based on either the present value of the expected future cash flows discounted at the asset’s effective interest rate or the asset’s observable market price. Subsequent changes in the estimated value are reflected in the valuation allowance. Amounts on financing receivables deemed to be uncollectible are charged off and removed from the valuation allowance. The change in the valuation allowance for loans and direct financing leases is included in net realized capital gains (losses) on the consolidated statements of operations.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

A rollforward of our valuation allowance was as follows:

	For the three months ended March 31, 2025
	Commercial	Direct	Residential
	mortgage	financing	mortgage	Reinsurance
	loans	leases	loans	recoverables	Total

	(in millions)
Beginning balance	$188.6	$3.0	$7.3	$3.3	$202.2
Provision	(2.3)	—	(0.9)	(0.1)	(3.3)
Charge-offs	(1.3)	—	—	—	(1.3)
Recoveries	—	—	3.8	—	3.8
Foreign currency translation adjustment	0.1	0.2	—	—	0.3
Ending balance	$185.1	$3.2	$10.2	$3.2	$201.7

	For the three months ended March 31, 2024
	Commercial	Direct	Residential
	mortgage	financing	mortgage	Reinsurance
	loans	leases	loans	recoverables	Total

	(in millions)
Beginning balance	$128.8	$0.9	$6.7	$3.2	$139.6
Provision	16.0	(0.1)	1.9	—	17.8
Recoveries	—	—	0.3	—	0.3
Foreign currency translation adjustment	(0.3)	(0.1)	(0.1)	—	(0.5)
Ending balance	$144.5	$0.7	$8.8	$3.2	$157.2

For both the three months ended March 31, 2025 and 2024, no allowance was recorded for other loans.

Mortgage Loans

We periodically purchase mortgage loans as well as sell mortgage loans we have originated. Mortgage loans purchased and sold were as follows:

	For the three months ended March 31,
	2025	2024

	(in millions)
Commercial mortgage loans:
Purchased	$39.9	$57.0
Sold	68.9	0.8
Residential mortgage loans:
Purchased	265.0	38.4
Sold	3.9	4.9

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

Our commercial mortgage loan portfolio is diversified by geographic region and specific collateral property type as follows:

	March 31, 2025		December 31, 2024
	Amortized	Percent	Amortized	Percent
	cost	of total	cost	of total

	($ in millions)
Geographic distribution
New England	$342.9	2.1%	$347.2	2.0%
Middle Atlantic	4,567.9	27.5	4,714.9	27.7
East North Central	457.3	2.7	591.0	3.5
West North Central	358.1	2.1	394.0	2.3
South Atlantic	2,978.0	17.9	2,987.7	17.5
East South Central	415.7	2.5	417.7	2.4
West South Central	1,306.9	7.8	1,310.5	7.7
Mountain	972.9	5.8	979.5	5.7
Pacific	4,756.4	28.6	4,851.9	28.4
International	503.3	3.0	478.3	2.8
Total	$16,659.4	100.0%	$17,072.7	100.0%

Property type distribution
Office	$3,060.1	18.4%	$3,182.9	18.5%
Retail	1,445.5	8.7	1,476.9	8.7
Industrial	4,130.7	24.8	4,364.5	25.6
Apartments	7,171.8	43.0	7,220.4	42.3
Hotel	64.1	0.4	65.0	0.4
Mixed use/other	787.2	4.7	763.0	4.5
Total	$16,659.4	100.0%	$17,072.7	100.0%

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

We did not have any significant mortgage loans that were modified for both the three months ended March 31, 2025 and 2024.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

Securities Posted as Collateral

As of March 31, 2025 and December 31, 2024, we posted $6,856.7 million and $6,748.8 million, respectively, in commercial mortgage loans and residential first lien mortgages to satisfy collateral requirements associated with our obligation under funding agreements with Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). In addition, as of March 31, 2025 and December 31, 2024, we posted $3,772.9 million and $3,636.7 million, respectively, in fixed maturities, available-for-sale and trading securities to satisfy collateral requirements primarily associated with a reinsurance arrangement, our derivative credit support annex (collateral) agreements, Futures Commission Merchant (“FCM”) agreements, a lending arrangement and our obligation under funding agreements with FHLB Des Moines. Since we did not relinquish ownership rights on these instruments, they are reported as mortgage loans, fixed maturities, available-for-sale and fixed maturities, trading, respectively, on our consolidated statements of financial position. Of the securities posted as collateral, as of March 31, 2025 and December 31, 2024, $364.9 million and $206.0 million, respectively, could be sold or repledged by the secured party.

Balance Sheet Offsetting

Financial assets subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	assets (1)	instruments (2)	received	Net amount

	(in millions)
March 31, 2025
Derivative assets	$610.8	$(239.5)	$(361.2)	$10.1
Reverse repurchase agreements	114.5	—	(114.5)	—
Total	$725.3	$(239.5)	$(475.7)	$10.1
December 31, 2024
Derivative assets	$648.2	$(254.8)	$(392.1)	$1.3
Reverse repurchase agreements	120.4	—	(120.4)	—
Total	$768.6	$(254.8)	$(512.5)	$1.3
(1)	The gross amount of recognized derivative and reverse repurchase agreement assets are reported with other investments and cash and cash equivalents, respectively, on the consolidated statements of financial position. The gross amounts of derivative and reverse repurchase agreement assets are not netted against offsetting liabilities for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative liabilities that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative assets for presentation on the consolidated statements of financial position.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

Financial liabilities subject to master netting agreements or similar agreements were as follows:

		Gross amounts not offset in the
		consolidated statements
		of financial position
	Gross amount
	of recognized	Financial	Collateral
	liabilities (1)	instruments (2)	pledged	Net amount

	(in millions)
March 31, 2025
Derivative liabilities	$437.3	$(239.5)	$(195.8)	$2.0
December 31, 2024
Derivative liabilities	$506.0	$(254.8)	$(239.4)	$11.8
(1)	The gross amount of recognized derivative liabilities is reported with other liabilities on the consolidated statements of financial position. The above excludes derivative liabilities, which are primarily embedded derivatives that are not subject to master netting agreements or similar agreements. The gross amounts of derivative liabilities are not netted against offsetting assets for presentation on the consolidated statements of financial position.
(2)	Represents amount of offsetting derivative assets that are subject to an enforceable master netting agreement or similar agreement that are not netted against the gross derivative liabilities for presentation on the consolidated statements of financial position.

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

Repurchase and reverse repurchase agreements include provisions to setoff other repurchase and reverse repurchase balances with the same counterparty. Repurchase and reverse repurchase agreements also include collateral provisions with the counterparties. For reverse repurchase agreements we require the counterparties to pledge collateral with a value greater than the amount of cash transferred. We have the right but do not sell or repledge collateral received in reverse repurchase agreements. Repurchase agreements are structured as secured borrowings for all counterparties. We pledge fixed maturities available-for-sale, which the counterparties have the right to sell or repledge. Interest incurred on repurchase agreements is reported as part of operating expenses on the consolidated statements of operations. Net proceeds related to repurchase agreements are reported as a component of financing activities on the consolidated statements of cash flows. We did not have any outstanding repurchase agreements as of March 31, 2025 and December 31, 2024.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

Interest rate swaps are contracts in which we agree with other parties to exchange, at specified intervals, the difference between fixed rate and/or floating rate interest amounts based upon designated market rates or rate indices and an agreed-upon notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by any party. Cash is paid or received based on the terms of the swap. We use interest rate swaps primarily to more closely match the interest rate characteristics of assets and liabilities and to mitigate the risks arising from timing mismatches between assets and liabilities (including duration mismatches). We also use interest rate swaps to hedge against changes in the value of assets we anticipate acquiring and other anticipated transactions and commitments; to hedge against cash variability related to forecasted transactions and to hedge against changes in the value of the guaranteed minimum withdrawal benefit (“GMWB”) MRB. The GMWB rider on our variable annuity products provides for guaranteed minimum withdrawal benefits regardless of the actual performance of various equity and/or fixed income funds available with the product. Additionally, we utilize interest rate swaps to replicate the returns of floating rate assets.

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

In exchange-traded futures transactions, we agree to purchase or sell a specified number of contracts, the values of which are determined by the values of designated classes of securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. We enter into exchange-traded futures with regulated futures commissions merchants who are members of a trading exchange. We use exchange-traded interest rate futures to hedge against changes in value of the GMWB MRB in addition to the economic exposure to certain fund strategies.

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
March 31, 2025
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
March 31, 2025
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

We posted $539.4 million and $533.7 million in cash and securities under collateral arrangements as of March 31, 2025 and December 31, 2024, respectively, to satisfy collateral and initial margin requirements associated with our derivative credit support agreements and FCM agreements.

Certain of our derivative instruments contain provisions that require us to maintain an investment grade rating from each of the major credit rating agencies on our debt. If the ratings on our debt were to fall below investment grade, it would be in violation of these provisions and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value, inclusive of accrued interest, of all derivative instruments with credit-risk-related contingent features that were in a liability position without regard to netting under derivative credit support annex agreements as of March 31, 2025 and December 31, 2024, was $420.0 million and $472.3 million, respectively. Cleared derivatives have contingent features that require us to post excess margin as required by the FCM. The terms surrounding excess margin vary by FCM agreement. With respect to derivatives containing collateral provisions, we posted collateral and initial margin of $539.4 million and $533.7 million as of March 31, 2025 and December 31, 2024, respectively, in the normal course of business, which reflects netting under derivative agreements. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2025, we would be required to post up to an additional $108.2 million of collateral to our counterparties.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

As of March 31, 2025 and December 31, 2024, we had received $332.7 million and $358.9 million, respectively, of cash collateral associated with our derivative credit support annex agreements and FCM agreements, for which we recorded a corresponding liability reflecting our obligation to return the collateral.

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

	March 31, 2025	December 31, 2024

	(in millions)
Notional amounts of derivative instruments
Interest rate contracts:
Interest rate swaps	$60,338.6	$60,776.6
Interest rate options	4,635.0	4,735.0
Interest rate forwards	1,860.1	2,125.6
Interest rate futures	1,272.9	845.0
Foreign exchange contracts:
Currency swaps	3,035.2	2,883.8
Currency forwards	978.2	981.2
Equity contracts:
Equity options	5,031.0	4,380.1
Equity futures	952.4	852.5
Total return swaps	896.5	775.3
Credit contracts:
Credit default swaps	478.3	375.0
Total return swaps	250.0	250.0
Other contracts:
Embedded derivatives	22,869.4	22,592.0
Total notional amounts at end of period	$102,597.6	$101,572.1

Credit exposure of derivative instruments
Interest rate contracts:
Interest rate swaps	$15.5	$10.0
Interest rate options	19.6	28.1
Foreign exchange contracts:
Currency swaps	204.5	191.4
Currency forwards	10.4	7.6
Equity contracts:
Equity options	368.1	388.1
Total return swaps	—	20.8
Credit contracts:
Credit default swaps	3.6	4.0
Total return swaps	0.9	14.3
Total gross credit exposure	622.6	664.3
Less: collateral received	390.4	450.3
Net credit exposure	$232.2	$214.0

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

The fair value of our derivative instruments classified as assets and liabilities was as follows:

	Derivative assets (1)		Derivative liabilities (2)
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024

	(in millions)
Derivatives designated as hedging instruments
Interest rate contracts	$—	$—	$79.1	$83.0
Foreign exchange contracts	175.8	170.4	23.9	20.7
Total derivatives designated as hedging instruments	$175.8	$170.4	$103.0	$103.7

Derivatives not designated as hedging instruments
Interest rate contracts	$31.1	$35.4	$161.1	$246.9
Foreign exchange contracts	31.5	20.0	19.3	34.8
Equity contracts	368.1	405.0	136.0	119.8
Credit contracts	4.3	17.4	18.0	1.0
Other contracts	—	—	(2,282.1)	(2,436.1)
Total derivatives not designated as hedging instruments	435.0	477.8	(1,947.7)	(2,033.6)

Total derivative instruments	$610.8	$648.2	$(1,844.7)	$(1,929.9)
(1)	The fair value of derivative assets is reported with other investments on the consolidated statements of financial position.
(2)	The fair value of derivative liabilities is reported with other liabilities on the consolidated statements of financial position, with the exception of certain embedded derivative liabilities. Embedded derivatives with a net liability fair value of $522.7 million and $578.4 million as of March 31, 2025 and December 31, 2024, respectively, are reported with contractholder funds on the consolidated statements of financial position. Embedded derivatives with a net (asset) liability fair value of $(2,804.8) million and $(3,014.5) million as of March 31, 2025 and December 31, 2024, respectively, are reported with funds withheld payable on the consolidated statements of financial position.

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

These credit derivative transactions are subject to events of default defined within the terms of the contract, which normally consist of bankruptcy, failure to pay, or modified restructuring of the reference entity and/or issue. If a default event occurs for a reference name or security, we are obligated to pay the counterparty an amount equal to the notional amount of the credit derivative transaction. As a result, our maximum future payment is equal to the notional amount of the credit derivative. In certain cases, we also may have purchased credit protection with identical underlyings to certain of our sold protection transactions. As of March 31, 2025 and December 31, 2024, we did not purchase credit protection relating to our sold protection transactions. In certain circumstances, our potential loss could also be reduced by any amount recovered in the default proceedings of the underlying credit name.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

The following tables show our derivative protection sold by types of contract, types of referenced/underlying asset class and external agency rating for the underlying reference security. The maximum future payments are undiscounted and have not been reduced by the effect of any offsetting transactions, collateral or recourse features described above.

	March 31, 2025
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)

	(in millions)
Single name credit default swaps
Corporate debt
AA	$56.7	$0.2	$56.7	4.7
A	86.6	(0.3)	86.6	2.6
BBB	160.0	3.2	160.0	1.8
Sovereign
A	20.0	—	20.0	0.2
Total single name credit default swaps	323.3	3.1	323.3	2.5

Single name total return swaps
Government/municipalities
AAA	40.0	(0.5)	40.0	30.3
AA	130.0	(1.8)	130.0	26.2
A	80.0	0.3	80.0	30.4
Total single name total return swaps	250.0	(2.0)	250.0	28.2

Total credit derivatives sold	$573.3	$1.1	$573.3	13.7

	December 31, 2024
				Weighted
			Maximum	average
	Notional	Fair	future	expected life
	amount	value	payments	(in years)

	(in millions)
Single name credit default swaps
Corporate debt
A	$40.0	$0.2	$40.0	0.5
BBB	160.0	3.6	160.0	2.1
Sovereign
A	20.0	0.1	20.0	0.5
Total single name credit default swaps	220.0	3.9	220.0	1.7

Single name total return swaps
Government/municipalities
AAA	40.0	2.3	40.0	30.6
AA	130.0	6.4	130.0	26.5
A	80.0	4.8	80.0	30.7
Total single name total return swaps	250.0	13.5	250.0	28.5

Total credit derivatives sold	$470.0	$17.4	$470.0	15.9

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
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

			Cumulative amount of fair
			value hedging basis adjustment
Line item in the consolidated statements			increase/(decrease) included in the
of financial position in which the	Carrying amount of hedged item		carrying amount of the hedged item
hedged item is included	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024

	(in millions)
Fixed maturities, available-for-sale (1):
Active hedging relationships	$3,138.5	$3,208.4	$(58.9)	$(33.1)
Discontinued hedging relationships	508.7	528.6	(6.1)	(7.0)
Total fixed maturities, available-for-sale in active or discontinued hedging relationships	$3,647.2	$3,737.0	$(65.0)	$(40.1)

Mortgage loans (2):
Active hedging relationships	$1,663.7	$1,707.1	$(3.1)	$(8.4)
Total mortgage loans in active or discontinued hedging relationships	$1,663.7	$1,707.1	$(3.1)	$(8.4)

Investment contracts:
Active hedging relationships	$3,295.9	$2,769.6	$13.5	$(22.0)
Total investment contracts in active or discontinued hedging relationships	$3,295.9	$2,769.6	$13.5	$(22.0)
(1)	These amounts include the amortized cost basis of closed portfolios used to designate portfolio layer hedging relationships in which the hedged layer amount is expected to remain at the end of the hedging relationship. As of March 31, 2025 and December 31, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $2,760.6 million and $2,849.3 million, respectively, the cumulative basis adjustments associated with these hedging relationships was $(37.5) million and $(55.7) million, respectively, and the amount of the designated hedged items were $1,160.0 million and $1,160.0 million, respectively.
(2)	These amounts include the amortized cost basis of closed portfolios used to designate portfolio layer hedging relationships in which the hedged layer amount is expected to remain at the end of the hedging relationship. As of March 31, 2025 and December 31, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $1,663.7 million and $1,707.1 million, respectively, the cumulative basis adjustments associated with these hedging relationships was $(3.1) million and $(8.4) million, respectively, and the amount of the designated hedged items were $220.0 million and $220.0 million, respectively.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

For the three months ended March 31, 2025 and 2024, $1.1 million and $0.0 million, respectively, of the derivative instruments’ gains (losses) were excluded from the assessment of hedge effectiveness.

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

The maximum length of time we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those related to the payments of variable interest on existing financial assets and liabilities, is 1.9 years. As of March 31, 2025, we had $6.5 million of net gains reported in AOCI on the consolidated statements of financial position related to active hedges of forecasted transactions. If a hedged forecasted transaction is no longer probable of occurring, cash flow hedge accounting is discontinued. If it is probable that the hedged forecasted transaction will not occur, the deferred gain or loss is immediately reclassified from AOCI into net income.

The following table shows the effect of derivatives in cash flow hedging relationships on the consolidated statements of financial position.

		Amount of gain (loss) recognized
		in AOCI on derivatives for the
Derivatives in cash		three months ended March 31,
flow hedging relationships	Related hedged item	2025	2024

		(in millions)
Interest rate contracts	Fixed maturities, available-for-sale	$6.5	$(3.5)
Interest rate contracts	Investment contracts	—	(2.9)
Foreign exchange contracts	Fixed maturities, available-for-sale	10.9	29.4
Total		$17.4	$23.0

We expect to reclassify net gains of $22.1 million from AOCI into net income in the next twelve months, which includes both net deferred gains on discontinued hedges and net gains on periodic settlements of active hedges. Actual amounts may vary from this amount as a result of market conditions.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations

The following tables show the effect of derivatives in fair value and cash flow hedging relationships and the related hedged items on the consolidated statements of operations.

	For the three months ended March 31, 2025

		Net realized
	Net investment	capital gains	Benefits, claims
	income related	(losses) related to	and settlement
	to hedges of	hedges of fixed	expenses related
	fixed maturities,	maturities,	to hedges of
	available-for-sale	available-	investment
	and mortgage loans	for-sale	contracts

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$1,165.7	$(117.1)	$2,220.0

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Gain recognized on hedged item	$27.4	$—	$35.5
Loss recognized on derivatives	(26.1)	—	(36.0)
Amortization of hedged item basis adjustments	0.6	—	—
Amounts related to periodic settlements on derivatives	10.1	—	(4.8)

Foreign exchange contracts:
Gain recognized on hedged item	—	7.8	—
Loss recognized on derivatives	—	(7.8)	—
Amounts related to periodic settlements on derivatives	0.7	—	—
Total gain (loss) recognized for fair value hedging relationships	$12.7	$—	$(5.3)

Gains (losses) on cash flow hedging relationships:
Interest rate contracts:
Gain (loss) reclassified from AOCI on derivatives	$0.7	$—	$(0.1)
Amounts related to periodic settlements on derivatives	(0.1)	—	—

Foreign exchange contracts:
Amounts related to periodic settlements on derivatives	8.5	—	—
Total gain (loss) recognized for cash flow hedging relationships	$9.1	$—	$(0.1)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

	For the three months ended March 31, 2024

		Net realized
	Net investment	capital gains	Benefits, claims
	income related	(losses) related to	and settlement
	to hedges of	hedges of fixed	expenses related
	fixed maturities,	maturities,	to hedges of
	available-for-sale	available-	investment
	and mortgage loans	for-sale	contracts

	(in millions)
Total amounts of consolidated statement of operations line items in which the effects of fair value and cash flow hedges are reported	$1,072.2	$(0.9)	$2,069.7

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Loss recognized on hedged item	$(17.7)	$—	$(14.8)
Gain recognized on derivatives	17.5	—	16.2
Amortization of hedged item basis adjustments	0.4	—	—
Amounts related to periodic settlements on derivatives	16.1	—	(4.5)

Foreign exchange contracts:
Loss recognized on hedged item	—	(4.1)	—
Gain recognized on derivatives	—	4.1	—
Amounts related to periodic settlements on derivatives	0.7	—	—
Total gain (loss) recognized for fair value hedging relationships	$17.0	$—	$(3.1)

Gains on cash flow hedging relationships:
Interest rate contracts:
Gain reclassified from AOCI on derivatives	$0.9	$—	$—
Amounts related to periodic settlements on derivatives	—	—	3.8

Foreign exchange contracts:
Amounts related to periodic settlements on derivatives	5.8	—	—
Total gain recognized for cash flow hedging relationships	$6.7	$—	$3.8

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
March 31, 2025
(Unaudited)

The following table shows the effect of foreign exchange contracts used to hedge a portion of our net investment in certain sponsored investment funds on the consolidated financial statements.

			Amount of loss
	Amount of gain (loss)		reclassified from AOCI into
	recognized in AOCI on derivatives		net realized capital gains (losses)
	for the three months ended		for the three months ended
	March 31,		March 31,
Derivatives in net investment hedging relationships	2025	2024	2025	2024

	(in millions)
Foreign exchange contracts	$(1.1)	$0.7	$—	$—
Total	$(1.1)	$0.7	$—	$—

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

The following table shows the effect of derivatives not designated as hedging instruments, including fair value changes of embedded derivatives that have been bifurcated from the host contract, on the consolidated statements of operations and are net of amounts on funds withheld invested assets that are passed directly to the reinsurer. See Note 11, Reinsurance, for further details.

	Amount of gain (loss) recognized in
	net income on derivatives for the
	three months ended March 31,
Derivatives not designated as hedging instruments	2025	2024

	(in millions)
Interest rate contracts	$(38.6)	$(53.6)
Foreign exchange contracts	21.0	(55.6)
Equity contracts	(140.3)	(15.0)
Credit contracts	(16.0)	1.1
Other contracts (1)	(154.0)	137.8
Total	$(327.9)	$14.7
(1)	Includes the change in fair value of the funds withheld embedded derivative.

6. Deferred Acquisition Costs and Other Actuarial Balances

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
March 31, 2025
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

DAC amortization expense of $98.5 million and $97.3 million related to our long-duration and short-duration contracts was recorded in operating expenses on the consolidated statements of operations for the three months ended March 31, 2025 and 2024, respectively.

The following tables summarize disaggregated DAC amounts and reconcile the totals to those reported in the consolidated statements of financial position.

	March 31, 2025	December 31, 2024

	(in millions)
Retirement and Income Solutions:
Workplace savings and retirement solutions	$519.4	$515.5
Individual variable annuities	337.2	323.4
Pension risk transfer	22.3	21.1
Individual fixed deferred annuities	79.8	84.2
Investment only	12.8	13.0
Total Retirement and Income Solutions	971.5	957.2
Benefits and Protection:
Specialty Benefits:
Individual disability	701.9	696.9
Life Insurance:
Universal life	1,525.9	1,527.7
Term life	713.1	710.8
Participating life	76.0	77.8
Total Benefits and Protection	3,016.9	3,013.2
Short-duration contracts	39.7	30.6
Other balances (1)	6.0	5.9
Total DAC per consolidated statements of financial position	$4,034.1	$4,006.9
(1)	Includes insignificant balances for long-duration contracts.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

Retirement and Income Solutions

The balances and changes in DAC were as follows:

	Workplace			Individual
	savings and	Individual	Pension	fixed
	retirement	variable	risk	deferred	Investment
	solutions	annuities	transfer	annuities	only

	(in millions)
Balances as of January 1, 2024	$506.4	$279.5	$15.4	$106.1	$11.5
Costs deferred	47.7	72.7	6.6	—	6.5
Amortized to expense	(38.6)	(28.8)	(0.9)	(21.9)	(5.0)
Balances as of December 31, 2024	515.5	323.4	21.1	84.2	13.0
Costs deferred	13.3	22.0	1.5	—	1.1
Amortized to expense	(9.4)	(8.2)	(0.3)	(4.4)	(1.3)
Balances as of March 31, 2025	$519.4	$337.2	$22.3	$79.8	$12.8

Benefits and Protection

The balances and changes in DAC were as follows:

	Specialty Benefits	Life Insurance
	Individual
	disability	Universal life	Term life	Participating life

	(in millions)
Balances as of January 1, 2024	$667.7	$1,545.3	$695.1	$84.7
Costs deferred	79.0	76.7	78.3	1.7
Amortized to expense	(49.8)	(94.3)	(62.6)	(8.6)
Balances as of December 31, 2024	696.9	1,527.7	710.8	77.8
Costs deferred	18.3	22.0	17.9	0.3
Amortized to expense	(13.3)	(23.8)	(15.6)	(2.1)
Balances as of March 31, 2025	$701.9	$1,525.9	$713.1	$76.0

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

	March 31, 2025	December 31, 2024

	(in millions)
Benefits and Protection - Life Insurance:
Universal life	$516.6	$510.1
Other balances (1)	5.2	5.3
Total unearned revenue liability	$521.8	$515.4
(1)	Includes insignificant balances for long-duration contracts.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

Benefits and Protection

The balances and changes in the unearned revenue liability for Life Insurance – Universal life contracts were as follows:

	For the three months ended	For the year ended
	March 31, 2025	December 31, 2024

	(in millions)
Balance at beginning of period	$510.1	$485.5
Deferrals	14.7	56.1
Revenue recognized	(8.2)	(31.5)
Balance at end of period	516.6	510.1
Reinsurance impact	(219.6)	(220.8)
Balance at end of period after reinsurance	$297.0	$289.3

7. Separate Account Balances

The separate accounts are legally segregated and are not subject to claims that arise out of any of our other business. The client, rather than us, directs the investments and bears the investment risk of these funds. The separate account assets represent the fair value of funds that are separately administered by us for contracts with equity, real estate and fixed income investments and are presented as a summary total within the consolidated statements of financial position. An equivalent amount is reported as separate account liabilities, which represent the obligation to return the monies to the client. Refer to Note 17, Fair Value Measurements, for further information on the valuation methodologies.

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

The Principal Asset Management segment offers certain retirement accumulation products in Latin America where the segregated funds and associated obligation to the client are consolidated as separate account assets and liabilities within the financial statements. We have determined that summary totals are the most meaningful presentation for these funds.

The Benefits and Protection segment offers variable universal life products with separate account investment options.

Refer to Note 10, Market Risk Benefits, for further information on the MRBs associated with the contracts mentioned above.

As of March 31, 2025 and December 31, 2024, the separate accounts included a separate account valued at $85.2 million and $79.8 million, respectively, which primarily included shares of our stock that were allocated and issued to eligible participants of qualified employee benefit plans administered by us as part of the policy credits issued under our 2001 demutualization. These shares are included in both basic and diluted earnings per share calculations. In the consolidated statements of financial position, the separate account shares are recorded at fair value and are reported as separate account assets with a corresponding separate account liability. Changes in fair value of the separate account shares are reflected in both the separate account assets and separate account liabilities and do not impact our results of operations.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

Separate Account Assets

The aggregate fair value of assets, by major investment category, supporting separate accounts were as follows:

	March 31, 2025	December 31, 2024

	(in millions)
Fixed maturities:
U.S. government and agencies	$8,133.0	$7,537.1
Non-U.S. governments	8,740.8	8,461.5
States and political subdivisions	171.8	170.1
Corporate	12,874.5	12,590.9
Residential mortgage-backed pass-through securities	3,755.3	3,746.0
Commercial mortgage-backed securities	217.1	201.4
Other debt obligations	648.4	594.1
Total fixed maturities	34,540.9	33,301.1
Equity securities	123,204.3	126,575.0
Real estate	441.7	441.3
Other investments	8,298.8	8,160.2
Cash and cash equivalents	3,886.8	4,021.7
Other assets	893.7	827.8
Total separate account assets per consolidated statements of financial position	$171,266.2	$173,327.1

Separate Account Liabilities

The following tables summarize disaggregated separate account liability amounts and reconcile the totals to separate account liabilities reported in the consolidated statements of financial position.

	March 31, 2025	December 31, 2024

	(in millions)
Retirement and Income Solutions:
Group retirement contracts	$121,851.7	$125,103.1
Individual variable annuities	7,760.0	8,334.9
Total Retirement and Income Solutions	129,611.7	133,438.0
Principal Asset Management – International Pension:
Latin America:
Pension	34,658.5	32,802.2
Benefits and Protection - Life Insurance:
Universal life	6,712.5	6,806.7
Other balances (1)	283.5	280.2
Total separate account liabilities per consolidated statements of financial position	$171,266.2	$173,327.1
(1)	Includes insignificant balances for long-duration contracts.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

Retirement and Income Solutions

The balances and the changes in separate account liabilities were as follows:

	For the three months ended		For the year ended
	March 31, 2025		December 31, 2024
	Group	Individual	Group	Individual
	retirement	variable	retirement	variable
	contracts	annuities	contracts	annuities

	(in millions)
Balance at beginning of period	$125,103.1	$8,334.9	$117,518.5	$9,131.9
Premiums and deposits (1)	3,578.0	49.1	16,573.1	344.5
Policy charges	(80.0)	(44.0)	(365.6)	(197.6)
Surrenders, withdrawals and benefit payments (1)	(3,631.5)	(493.7)	(19,191.4)	(1,977.7)
Investment performance	(2,370.9)	(81.0)	14,632.1	1,079.0
Net transfers (to) from general account (1)	(773.0)	(5.3)	(4,148.3)	(2.1)
Other (2)	26.0	—	84.7	(43.1)
Balance at end of period	$121,851.7	$7,760.0	$125,103.1	$8,334.9

Cash surrender value (3)	$120,675.3	$7,649.3	$123,965.4	$8,219.1
(1)	Within the policyholder account balances rollforwards in Note 8, Contractholder Funds, amounts in these lines for Individual variable annuities and Workplace savings and retirement solutions included in Group retirement contracts are reflected in net transfers from (to) separate account.
(2)	Includes amounts to be settled between the separate account and general account due to the timing of trade settlements as of the reporting date.
(3)	Cash surrender value represents the amount of the contractholders’ account balances distributable at the end of the reporting period less surrender charges.

Principal Asset Management – International Pension

The balances and the changes in separate account liabilities for Latin America – Pension were as follows:

	For the three months ended	For the year ended
	March 31, 2025	December 31, 2024

	(in millions)
Balance at beginning of period	$32,802.2	$34,580.6
Premiums and deposits	764.3	3,347.7
Policy charges	(4.3)	(16.6)
Surrenders, withdrawals and benefit payments	(930.1)	(3,638.0)
Investment performance	564.5	2,890.1
Other	(24.6)	22.8
Foreign currency translation adjustment	1,486.5	(4,384.4)
Balance at end of period	$34,658.5	$32,802.2

Cash surrender value	$34,658.5	$32,802.2

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

Benefits and Protection

The balances and the changes in separate account liabilities for Life Insurance – Universal life were as follows:

	For the three months ended	For the year ended
	March 31, 2025	December 31, 2024

	(in millions)
Balance at beginning of period	$6,806.7	$5,982.5
Premiums and deposits (1)	186.4	557.2
Policy charges	(33.8)	(132.7)
Surrenders, withdrawals and benefit payments (1)	(113.0)	(492.2)
Investment performance	(137.2)	880.5
Net transfers (to) from general account (1)	3.4	11.4
Balance at end of period	$6,712.5	$6,806.7

Cash surrender value (2)	$6,792.4	$6,869.5
(1)	Within the policyholder account balances rollforwards in Note 8, Contractholder Funds, amounts in these lines are reflected in net transfers from (to) separate account.
(2)	Cash surrender value represents the amount of the contractholders’ account balances distributable at the end of the reporting period less surrender charges. Certain products include surrender value enhancement riders that result in cash surrender values greater than account balances.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

8. Contractholder Funds

Contractholder funds include policyholder account balances related to contracts with significant insurance risk and investment contracts.

The following tables summarize disaggregated policyholder account balance amounts and reconcile the totals to contractholder funds reported in the consolidated statements of financial position.

	March 31, 2025	December 31, 2024

	(in millions)
Retirement and Income Solutions:
Workplace savings and retirement solutions	$14,380.4	$13,982.8
Individual variable annuities	2,228.2	1,746.0
Individual fixed deferred annuities	4,290.3	4,462.3
Total Retirement and Income Solutions	20,898.9	20,191.1
Benefits and Protection – Life Insurance:
Universal life	6,909.6	6,930.4
Corporate:
Inter-segment eliminations	(358.3)	(361.2)
Total policyholder account balances for contracts with significant insurance risk or investment contracts with significant fee revenue	27,450.2	26,760.3

Reconciling items:
Investment contracts without significant fee revenue (1)	15,462.7	15,805.8
Embedded derivatives and other balances (2)	353.1	533.5
Total contractholder funds per consolidated statements of financial position	$43,266.0	$43,099.6
(1)	Includes GICs, funding agreements, individual fixed income annuities and guaranteed pension contracts. These contracts are not included within the disaggregated rollforward or guaranteed minimum interest rate (“GMIR”) disclosures below.
(2)	Includes insignificant balances for long-duration contracts, embedded derivative (assets) liabilities, including associated host contract (asset) liability adjustments, and amounts that are not accrued to the benefit of the contractholder and, therefore, are not included within the disaggregated rollforward or GMIR disclosures below. Refer to Note 17, Fair Value Measurements, for details on the changes in Level 3 fair value measurements of embedded derivatives.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

Policyholder Account Balances

Retirement and Income Solutions

The changes in policyholder account balances were as follows:

	For the three months ended March 31, 2025			For the year ended December 31, 2024
	Workplace			Workplace
	savings and	Individual	Individual	savings and	Individual	Individual
	retirement	variable	fixed deferred	retirement	variable	fixed deferred
	solutions	annuities	annuities (1)	solutions	annuities	annuities (1)

	($ in millions)
Balance at beginning of period	$13,982.8	$1,746.0	$4,462.3	$12,721.5	$514.2	$5,538.3
Premiums and deposits	1,408.9	555.2	4.9	4,945.1	1,686.5	43.2
Policy charges	(10.4)	—	—	(36.7)	—	—
Surrenders, withdrawals and benefit payments	(1,075.1)	(524.6)	(208.2)	(3,791.8)	(2,098.2)	(1,255.7)
Net transfers from (to) separate account (2)	(36.1)	449.9	—	(220.5)	1,635.3	—
Interest credited	115.9	1.7	31.3	395.9	8.0	136.5
Other	(5.6)	—	—	(30.7)	0.2	—
Balance at end of period	$14,380.4	$2,228.2	$4,290.3	$13,982.8	$1,746.0	$4,462.3

Weighted-average crediting rate (3)	3.49%	3.37%	3.14%	3.26%	3.39%	3.09%
Cash surrender value (4)	$13,006.9	$2,106.2	$4,048.4	$12,524.6	$1,778.7	$4,208.5
(1)	We use the deposit method of accounting for the reinsurance of this exited business.
(2)	Within the separate account liabilities rollforwards in Note 7, Separate Account Balances, these transfers for Individual variable annuities and Workplace savings and retirement solutions included in Group retirement contracts are reflected in premiums and deposits; surrenders, withdrawals and benefit payments; and net transfers (to) from general account.
(3)	The weighted-average crediting rate is the crediting rate as of the end of each reporting period weighted by account value.
(4)	Cash surrender value represents the amount of the contractholders’ account balances distributable at the end of the reporting period less surrender charges. The cash surrender value for RILA products also includes an equity and bond adjustment that may result in cash surrender value being greater than account balance.

The net amount at risk for policyholder account balances for Individual variable annuities is equal to the MRB net amount at risk, as reported in Note 10, Market Risk Benefits. Workplace savings and retirement solutions and Individual fixed deferred annuities do not have guarantees that provide for benefits in excess of the current policyholder account balances.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

Benefits and Protection

The changes in policyholder account balances for Life Insurance – Universal life were as follows:

	For the three months ended	For the year ended
	March 31, 2025	December 31, 2024

	($ in millions)
Balance at beginning of period	$6,930.4	$6,910.4
Premiums and deposits	375.0	1,283.7
Policy charges	(224.7)	(877.1)
Surrenders, withdrawals and benefit payments	(163.4)	(591.7)
Net transfers from (to) separate account (1)	(76.8)	(76.4)
Interest credited	68.9	282.6
Other	0.2	(1.1)
Balance at end of period	6,909.6	6,930.4
Reinsurance impact	(3,188.7)	(3,232.8)
Balance at end of period after reinsurance	$3,720.9	$3,697.6

Weighted-average crediting rate (2)	4.29%	4.13%
Net amount at risk (3)	$85,997.3	$86,141.3
Cash surrender value (4)	$6,054.8	$6,052.5
(1)	Within the separate account liabilities rollforwards in Note 7, Separate Account Balances, these transfers are reflected in premiums and deposits; surrenders, withdrawals and benefit payments; and net transfers (to) from general account.
(2)	The weighted-average crediting rate is the crediting rate as of the end of each reporting period weighted by account value, including indexed credits.
(3)	For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the death benefit in excess of the current account balance or the fixed death benefit at the consolidated statement of financial position date.
(4)	Cash surrender value represents the amount of the contractholders’ account balances distributable at the end of the reporting period less surrender charges.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
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

	March 31, 2025
	Excess of crediting rates over GMIR
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total

	(in millions)
Retirement and Income Solutions
Workplace savings and retirement solutions
Up to 1.00%	$—	$—	$—	$236.8	$1,273.9	$1,510.7
1.01% - 2.00%	3,406.0	—	—	1,010.1	—	4,416.1
2.01% - 3.00%	169.0	0.2	2.3	3,596.2	2,889.7	6,657.4
3.01% - 4.00%	7.6	—	—	—	—	7.6
4.01% and above	13.5	—	—	—	—	13.5
Subtotal	3,596.1	0.2	2.3	4,843.1	4,163.6	12,605.3
No GMIR						1,775.1
Total						$14,380.4

Individual variable annuities
Up to 1.00%	$17.1	$—	$—	$—	$—	$17.1
1.01% - 2.00%	3.5	—	—	—	—	3.5
2.01% - 3.00%	223.4	—	—	—	—	223.4
3.01% - 4.00%	—	—	—	—	—	—
4.01% and above	—	—	—	—	—	—
Subtotal	244.0	—	—	—	—	244.0
No GMIR						1,984.2
Total						$2,228.2

Individual fixed deferred annuities
Up to 1.00%	$196.0	$19.5	$46.4	$152.4	$1,108.8	$1,523.1
1.01% - 2.00%	74.9	0.2	3.5	42.6	7.9	129.1
2.01% - 3.00%	2,329.6	—	—	—	—	2,329.6
3.01% - 4.00%	138.4	—	—	—	—	138.4
4.01% and above	—	—	—	—	—	—
Subtotal	2,738.9	19.7	49.9	195.0	1,116.7	4,120.2
No GMIR						170.1
Total						$4,290.3

Benefits and Protection - Life Insurance
Universal life
Up to 1.00%	$—	$—	$1.4	$14.6	$7.3	$23.3
1.01% - 2.00%	261.9	—	424.8	525.0	464.8	1,676.5
2.01% - 3.00%	625.5	623.3	753.3	372.9	6.0	2,381.0
3.01% - 4.00%	1,570.0	47.1	30.6	106.2	7.0	1,760.9
4.01% and above	21.3	4.2	8.0	18.2	—	51.7
Subtotal	2,478.7	674.6	1,218.1	1,036.9	485.1	5,893.4
No GMIR						1,016.2
Total						$6,909.6

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

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
March 31, 2025
(Unaudited)

9. Future Policy Benefits and Claims

Future policy benefits and claims include reserves for short-duration contracts and long-duration contracts as well as certain reinsurance balances, when in a liability position.

The following tables summarize disaggregated amounts included in future policy benefit and claims and reconcile the totals to those reported in the consolidated statements of financial position.

	March 31, 2025	December 31, 2024

	(in millions)
Liability for future policy benefits by segment (1):
Retirement and Income Solutions:
Pension risk transfer	$25,756.0	$24,958.1
Individual fixed income annuities	4,493.7	4,504.6
Total Retirement and Income Solutions	30,249.7	29,462.7
Principal Asset Management – International Pension:
Latin America:
Individual fixed income annuities	4,313.7	4,126.9
Benefits and Protection:
Specialty Benefits:
Individual disability	1,891.0	1,829.0
Life Insurance:
Term life	1,299.1	1,248.0
Total Benefits and Protection	3,190.1	3,077.0
Corporate:
Long-term care insurance	167.0	164.8
Total liability for future policy benefits	37,920.5	36,831.4

Additional liability for certain benefit features by segment (2):
Benefits and Protection – Life Insurance:
Universal life	6,191.2	6,037.2
Total additional liability for certain benefit features	6,191.2	6,037.2

Reconciling items:
Participating contracts	2,888.2	2,924.2
Short-duration contracts	1,241.0	1,267.4
Cost of reinsurance liability	956.9	958.1
Reinsurance recoverable liability	74.9	60.3
Other (3)	86.7	100.8
Future policy benefits and claims per consolidated statements of financial position	$49,359.4	$48,179.4
(1)	Amounts include the deferred profit liability.
(2)	Includes reserves on certain long-duration contracts where benefit features result in gains in early years followed by losses in later years.
(3)	Includes other miscellaneous reserves and the impact of unrealized gains (losses) on the additional liability for certain benefit features.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

Liability for Unpaid Claims

The liability for unpaid claims is reported in future policy benefits and claims within our consolidated statements of financial position. Activity associated with unpaid claims was as follows:

	For the three months ended March 31,
	2025	2024

	(in millions)
Balance at beginning of period	$1,379.9	$1,405.9
Less: reinsurance recoverable	61.2	67.8
Net balance at beginning of period	1,318.7	1,338.1
Incurred:
Current year	472.5	458.0
Prior years	(42.4)	(47.4)
Total incurred	430.1	410.6
Payments:
Current year	256.1	240.3
Prior years	175.0	173.0
Total payments	431.1	413.3
Net balance at end of period	1,317.7	1,335.4
Plus: reinsurance recoverable	61.0	64.5
Balance at end of period	$1,378.7	$1,399.9

Incurred liability adjustments relating to prior years, which affected current operations during 2025 and 2024, resulted in part from developed claims for prior years being different than were anticipated when the liabilities for unpaid claims were originally estimated. These trends have been considered in establishing the current year liability for unpaid claims.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

Long-Duration Contracts

Gross Premiums or Assessments and Interest Accretion

The amount of gross premiums or assessments and interest accretion recognized by segment in the consolidated statements of operations was as follows:

	Gross premiums or assessments (1)		Interest accretion (2)
	For the three months ended		For the three months ended
	March 31,		March 31,
	2025	2024	2025	2024

	(in millions)
Retirement and Income Solutions:
Pension risk transfer	$806.1	$753.0	$300.5	$272.9
Individual fixed income annuities	8.2	17.0	50.3	53.2
Total Retirement and Income Solutions	814.3	770.0	350.8	326.1
Principal Asset Management – International Pension:
Latin America:
Individual fixed income annuities (3)	1.8	2.1	88.8	71.1
Benefits and Protection:
Specialty Benefits:
Individual disability	158.6	154.9	25.8	24.4
Life Insurance:
Universal life	177.0	176.2	68.5	60.4
Term life	170.3	164.1	15.5	13.2
Total Benefits and Protection	505.9	495.2	109.8	98.0
Corporate:
Long-term care insurance	1.7	1.5	2.4	2.2
Total per consolidated statements of operations	$1,323.7	$1,268.8	$551.8	$497.4
(1)	Gross premiums are included within premiums and other considerations on the consolidated statements of operations. Assessments, which are only applicable to the Life Insurance – Universal life level of aggregation, are included within fees and other revenues on the consolidated statements of operations.
(2)	Interest accretion is included within benefits, claims and settlement expenses on the consolidated statements of operations.
(3)	Includes inflation adjustments included within the liability for future policy benefits rollforward for interest accretion.

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
March 31, 2025
(Unaudited)

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

Further details regarding reference rates used are included under “Interest Accretion and Current Discount Rates.”

Retirement and Income Solutions

The balances and the changes in the present value for expected future policy benefits were as follows:

	For the three months ended		For the year ended
	March 31, 2025		December 31, 2024
	Pension	Individual	Pension	Individual
	risk	fixed income	risk	fixed income
	transfer	annuities	transfer	annuities

	($ in millions)
Present value of expected future policy benefit payments
Balance at beginning of period	$24,958.1	$4,504.6	$23,855.8	$4,914.1
Effect of changes in discount rate assumptions at beginning of period	1,938.8	420.4	1,036.1	296.7
Balance at beginning of period at original discount rate	26,896.9	4,925.0	24,891.9	5,210.8
Effect of changes in cash flow assumptions	—	—	(3.4)	(38.4)
Effect of actual variances from expected experience	(4.8)	(0.4)	(1.5)	(1.7)
Adjusted beginning of period balance at original discount rate	26,892.1	4,924.6	24,887.0	5,170.7
Interest accrual	300.5	50.3	1,135.1	208.4
Benefit payments	(603.9)	(123.2)	(2,238.1)	(500.2)
Issuances	811.9	8.1	3,112.9	46.1
Balance at end of period at original discount rate	27,400.6	4,859.8	26,896.9	4,925.0
Effect of changes in discount rate assumptions at end of period	(1,644.6)	(366.1)	(1,938.8)	(420.4)
Future policy benefits	25,756.0	4,493.7	24,958.1	4,504.6
Reinsurance impact	—	(4,453.9)	—	(4,469.4)
Future policy benefits after reinsurance	$25,756.0	$39.8	$24,958.1	$35.2

Weighted-average duration for future policy benefits (years) (1)	8.0	7.2	8.0	7.2
(1)	Represents the average of the cohort-level duration of the benefit cash flows weighted by the reserve balance for each cohort.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

Principal Asset Management – International Pension

The balances and the changes in the present value for expected future policy benefits for Latin America – Individual fixed income annuities were as follows:

	For the three months ended	For the year ended
	March 31, 2025	December 31, 2024

	($ in millions)
Present value of expected future policy benefit payments
Balance at beginning of period	$4,126.9	$4,593.7
Effect of changes in discount rate assumptions at beginning of period	(368.4)	(351.8)
Balance at beginning of period at original discount rate	3,758.5	4,241.9
Effect of actual variances from expected experience	0.5	1.1
Adjusted beginning of period balance at original discount rate	3,759.0	4,243.0
Interest accrual (1)	88.8	330.2
Benefit payments	(82.0)	(326.7)
Issuances	1.8	29.4
Foreign currency translation adjustment	167.0	(517.4)
Balance at end of period at original discount rate	3,934.6	3,758.5
Effect of changes in discount rate assumptions at end of period	379.1	368.4
Future policy benefits	$4,313.7	$4,126.9

Weighted-average duration for future policy benefits (years) (2)	9.7	9.8
(1)	Includes inflation adjustments.
(2)	Represents the average of the cohort-level duration of the benefit cash flows weighted by the reserve balance for each cohort.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

Benefits and Protection

The balances and the changes in the present value for expected net premiums and expected future policy benefits were as follows:

	For the three months ended		For the year ended
	March 31, 2025		December 31, 2024
	Specialty	Life	Specialty	Life
	Benefits	Insurance	Benefits	Insurance
	Individual		Individual
	disability	Term life	disability	Term life

	($ in millions)
Present value of expected net premiums
Balance at beginning of period	$2,680.6	$4,107.2	$2,552.3	$3,793.7
Effect of changes in discount rate assumptions at beginning of period	436.4	290.1	313.7	100.1
Balance at beginning of period at original discount rate	3,117.0	4,397.3	2,866.0	3,893.8
Effect of changes in cash flow assumptions	—	—	183.9	419.9
Effect of actual variances from expected experience	28.7	2.4	168.3	42.5
Adjusted beginning of period balance at original discount rate	3,145.7	4,399.7	3,218.2	4,356.2
Interest accrual	27.1	50.9	103.5	190.9
Net premiums collected	(72.8)	(100.9)	(289.1)	(390.8)
Issuances	18.4	53.2	84.4	241.0
Balance at end of period at original discount rate	3,118.4	4,402.9	3,117.0	4,397.3
Effect of changes in discount rate assumptions at end of period	(400.5)	(239.1)	(436.4)	(290.1)
Balance at end of period	$2,717.9	$4,163.8	$2,680.6	$4,107.2

Present value of expected future policy benefit payments
Balance at beginning of period	$4,509.6	$5,355.2	$4,450.7	$4,879.6
Effect of changes in discount rate assumptions at beginning of period	1,302.8	366.0	903.5	124.5
Balance at beginning of period at original discount rate	5,812.4	5,721.2	5,354.2	5,004.1
Effect of changes in cash flow assumptions	—	—	216.2	488.1
Effect of actual variances from expected experience	29.5	0.2	173.2	45.1
Adjusted beginning of period balance at original discount rate	5,841.9	5,721.4	5,743.6	5,537.3
Interest accrual	52.9	66.4	203.3	247.9
Benefit payments	(57.0)	(89.2)	(219.0)	(321.6)
Issuances	18.1	56.4	84.5	257.6
Balance at end of period at original discount rate	5,855.9	5,755.0	5,812.4	5,721.2
Effect of changes in discount rate assumptions at end of period	(1,247.0)	(292.1)	(1,302.8)	(366.0)
Balance at end of period	$4,608.9	$5,462.9	$4,509.6	$5,355.2

Future policy benefits (1)	$1,891.0	$1,299.1	$1,829.0	$1,248.0
Reinsurance impact	(423.5)	24.6	(412.1)	19.5
Future policy benefits after reinsurance	$1,467.5	$1,323.7	$1,416.9	$1,267.5

Weighted-average duration for future policy benefits (years) (2)	18.0	8.3	18.3	8.4
(1)	Represents the present value of expected future policy benefit payments less the present value of expected net premiums.
(2)	Represents the average of the cohort-level duration of the benefits less the net premium cash flows weighted by the reserve balance for each cohort.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

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

Additional Liability for Certain Benefit Features

The LFPB also includes an additional reserve on certain universal life contracts where benefit features result in gains in early years followed by losses in later years. The liability for these future losses is accrued in relation to estimated contract assessments. A premium deficiency exists if the net liabilities together with future premiums are determined to be insufficient to provide for expected future policy benefits. Premium deficiency testing considers, among other factors, anticipated investment income and does not include a provision for adverse deviation. We did not have a premium deficiency reserve as of March 31, 2025 or December 31, 2024.

The balances and the changes in the additional liability for certain benefit features for Life Insurance - Universal life contracts, excluding the impact of unrealized gains (losses), were as follows:

	For the three months ended	For the year ended
	March 31, 2025	December 31, 2024

	($ in millions)
Balance at beginning of period	$6,037.2	$5,326.5
Effect of changes in cash flow assumptions	—	151.9
Effect of actual variances from expected experience	11.6	28.0
Interest accrual	68.5	253.3
Net assessments collected	107.1	425.2
Benefit payments	(33.2)	(147.7)
Balance at end of period	6,191.2	6,037.2
Reinsurance impact	(6,164.9)	(6,011.3)
Balance at end of period after reinsurance	$26.3	$25.9

Weighted-average duration for additional liability (years) (1)	22.8	23.3
(1)	Represents the average of the cohort-level duration of the benefits less the net assessment cash flows weighted by the reserve balance for each cohort.

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
March 31, 2025
(Unaudited)

Corporate

The balances and the changes in the present value for expected net premiums and expected future policy benefits for long-term care insurance were as follows:

	For the three months ended	For the year ended
	March 31, 2025	December 31, 2024

	($ in millions)
Present value of expected net premiums
Balance at beginning of period	$30.8	$42.8
Effect of changes in discount rate assumptions at beginning of period	(1.3)	(3.0)
Balance at beginning of period at original discount rate	29.5	39.8
Effect of changes in cash flow assumptions	—	(5.3)
Effect of actual variances from expected experience	0.4	(2.2)
Adjusted beginning of period balance at original discount rate	29.9	32.3
Interest accrual	0.4	1.9
Net premiums collected	(1.4)	(4.7)
Balance at end of period at original discount rate	28.9	29.5
Effect of changes in discount rate assumptions at end of period	1.7	1.3
Balance at end of period	$30.6	$30.8

Present value of expected future policy benefit payments
Balance at beginning of period	$195.6	$209.5
Effect of changes in discount rate assumptions at beginning of period	(8.8)	(20.0)
Balance at beginning of period at original discount rate	186.8	189.5
Effect of changes in cash flow assumptions	—	(1.2)
Effect of actual variances from expected experience	1.1	2.5
Adjusted beginning of period balance at original discount rate	187.9	190.8
Interest accrual	2.8	11.2
Benefit payments	(3.9)	(15.2)
Balance at end of period at original discount rate	186.8	186.8
Effect of changes in discount rate assumptions at end of period	10.8	8.8
Balance at end of period	$197.6	$195.6

Future policy benefits (1)	$167.0	$164.8
Reinsurance impact	(167.0)	(164.8)
Future policy benefits after reinsurance	$—	$—

Weighted-average duration for future policy benefits (years) (2)	9.2	9.3
(1)	Represents the present value of expected future policy benefit payments less the present value of expected net premiums.
(2)	Represents the average of cohort-level duration of the benefits less the net premium cash flows weighted by the reserve balance for each cohort.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

Expected Future Gross Premiums and Benefit Payments

The amounts of expected undiscounted future benefit payments, expected undiscounted future gross premiums and expected discounted future gross premiums, utilizing the current upper-medium fixed-income instrument yield, were as follows:

	March 31, 2025	December 31, 2024

	(in millions)
Retirement and Income Solutions:
Pension risk transfer
Expected undiscounted future benefit payments	$40,544.5	$39,532.3

Individual fixed income annuities
Expected undiscounted future benefit payments	$6,518.7	$6,622.6

Principal Asset Management – International Pension:
Latin America:
Individual fixed income annuities
Expected undiscounted future benefit payments	$5,749.7	$5,509.1

Benefits and Protection – Specialty Benefits:
Individual disability
Expected discounted future gross premiums	$5,558.0	$5,484.0
Expected undiscounted future gross premiums	$8,681.7	$8,680.0
Expected undiscounted future benefit payments	$9,861.6	$9,808.8

Benefits and Protection – Life Insurance:
Term life
Expected discounted future gross premiums	$6,759.2	$6,651.2
Expected undiscounted future gross premiums	$11,450.0	$11,391.4
Expected undiscounted future benefit payments	$9,009.0	$8,970.7

Corporate:
Long-term care insurance
Expected discounted future gross premiums	$38.1	$38.4
Expected undiscounted future gross premiums	$54.6	$55.7
Expected undiscounted future benefit payments	$355.0	$357.3

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
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

	Interest accretion rate		Current discount rate
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Retirement and Income Solutions:
Pension risk transfer	4.64%	4.61%	5.41%	5.55%
Individual fixed income annuities	4.22%	4.22%	5.34%	5.50%
Principal Asset Management – International Pension (1):
Latin America:
Individual fixed income annuities	4.20%	4.21%	3.05%	3.04%
Benefits and Protection:
Specialty Benefits:
Individual disability	3.88%	3.89%	5.52%	5.64%
Life Insurance:
Universal life	4.75%	4.75%	See note (2)	See note (2)
Term life	4.82%	4.82%	5.09%	5.35%
Corporate:
Long-term care insurance	6.16%	6.16%	5.44%	5.58%
(1)	The interest accretion rate and current discount rate are Chilean real rates, excluding inflation, in the local currency.
(2)	The additional liability for certain benefit features for Life Insurance – Universal life is measured using the discount rate at contract inception. Therefore, the current discount rate is not applicable for this product.

10. Market Risk Benefits

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
March 31, 2025
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

	March 31, 2025			December 31, 2024
			Net asset			Net asset
	Asset	Liability	(liability)	Asset	Liability	(liability)

	(in millions)
Retirement and Income Solutions:
Individual variable annuities	$158.7	$80.4	$78.3	$199.5	$62.1	$137.4
Total MRB per consolidated statements of financial position	$158.7	$80.4	$78.3	$199.5	$62.1	$137.4

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

Retirement and Income Solutions

The net asset (liability) balances and the changes in the valuation of the MRBs for Individual variable annuities were as follows:

	For the three months ended	For the year ended
	March 31, 2025	December 31, 2024

	($ in millions)
Balance at beginning of period	$137.4	$41.5
Effect of changes in nonperformance risk at beginning of period	19.0	7.7
Adjusted balance at beginning of period	156.4	49.2
Effect of:
Interest accrual and expected policyholder behavior	(14.8)	(66.8)
Benefit payments	—	0.6
Changes in interest rates	(21.5)	100.4
Changes in equity markets	(17.8)	92.4
Changes in equity index volatility	(5.9)	12.0
Actual policyholder behavior different from expected behavior	(1.8)	(12.7)
Changes in future expected policyholder behavior	—	(20.2)
Changes in other future expected assumptions	—	1.5
Adjusted balance at end of period	94.6	156.4
Effect of changes in nonperformance risk at end of period	(16.3)	(19.0)
Balance at end of period	$78.3	$137.4

Weighted-average attained age of policyholders (years) (1)	67.3	67.4
Net amount at risk (2)	$132.4	$46.8
(1)	The weighted-average attained age is calculated at the contract level using the total contributions since inception and the age of the contractholders.
(2)	The net amount at risk for our GMDB riders is defined as the current GMDB amount in excess of the current account balance. The net amount at risk for our GMWB riders is defined as the greater of the present value of the GMWB payments less the current account balance or zero. For contracts with both GMDB and GMWB riders, the net amount at risk is the greater of the GMDB or GMWB net amount at risk. We had an increase in the net amount at risk in 2025 primarily as a result of decreases in the equity markets.

Significant changes to inputs and assumptions that impacted the change in the MRB fair value measurement shown above were as follows:

	For the three months ended		For the year ended
	March 31, 2025		December 31, 2024
		Change in net		Change in net
	Change in input	MRB asset (liability)	Change in input	MRB asset (liability)
Long-term interest rate	Decreased	Unfavorable	Increased	Favorable
Equity markets	Decreased	Unfavorable	Increased	Favorable
Equity market volatilities	Decreased	Unfavorable (1)	Decreased	Favorable
Own nonperformance risk	Increased	Favorable	Decreased	Unfavorable
(1)

The weighted - average equity market volatility input is calculated using market - implied volatilities and the difference between account values and the present value of future benefits. An equity market decline during first quarter 2025 shifted this calculation, moving the block along the volatility curve. As a result, the weighted - average market volatility input decreased despite rising equity market volatility, which results in unfavorable impacts to the net MRB asset (liability).

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

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

	March 31, 2025				December 31, 2024
				Weighted-				Weighted-
	Range of inputs			Average	Range of inputs			Average
Retirement and Income Solutions:
Individual variable annuities
Long-term interest rate (1)	4.59	-	4.62%	4.60%	4.78	-	4.85%	4.81%
Long-term equity market volatility	18.10	-	35.43%	21.70%	18.10	-	35.53%	21.76%
Nonperformance risk	0.49	-	1.23%	1.02%	0.40	-	1.10%	0.89%
Lapse rate	0.90	-	55.00%	6.07%	0.90	-	55.00%	5.79%
(1)	Represents the range of rate curves used in the valuation analysis that we have determined market participants would use when pricing the instrument. The rate curves are derived from an interpolation between various observable swap rates.

11. Reinsurance

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

We are contingently liable with respect to reinsurance ceded to other companies in the event the reinsurer is unable to meet the obligations it has assumed. As of March 31, 2025, and December 31, 2024, we had $14,692.7 million and $14,592.6 million of reinsurance recoverable assets, respectively, included in reinsurance recoverable and deposit receivable on the consolidated statements of financial position, which does not reflect potentially offsetting impacts of collateral. As of March 31, 2025, and December 31, 2024, we had $74.9 million and $60.3 million of reinsurance recoverable liabilities, respectively, included in future policy benefits and claims on the consolidated statements of financial position.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

The effects of reinsurance on premiums and other considerations and policy and contract benefits were as follows:

	For the three months ended March 31,
	2025	2024

	(in millions)
Premiums and other considerations:
Direct	$1,883.4	$1,804.3
Ceded	(132.1)	(119.7)
Net premiums and other considerations	$1,751.3	$1,684.6
Benefits, claims and settlement expenses:
Direct	$2,598.0	$2,487.5
Ceded	(378.0)	(417.8)
Net benefits, claims and settlement expenses	$2,220.0	$2,069.7
LFPB remeasurement (gain) loss:
Direct	$6.1	$28.0
Ceded	(3.9)	(29.7)
Net LFPB remeasurement (gain) loss	$2.2	$(1.7)

As of March 31, 2025 and December 31, 2024, we had a $4,699.9 million and $4,897.5 million reinsurance deposit receivable, respectively.

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

	March 31, 2025	December 31, 2024

	(in millions)
Cost of reinsurance asset	$3,165.9	$3,187.6

Cost of reinsurance liability	$956.9	$958.1

Cost of reinsurance amortization, including the impacts of remeasurement, of $20.0 million and $5.5 million for the three months ended March 31, 2025 and 2024, respectively, was reported in benefits, claims and settlement expenses and liability for future policy benefits remeasurement (gain) loss on the consolidated statements of operations.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

Funds Withheld

The following assets were held in support of our reserves associated with our coinsurance with funds withheld agreements and are reported in the line items shown on the consolidated statements of financial position.

	March 31, 2025	December 31, 2024

	(in millions)
Fixed maturities, available-for-sale	$13,496.7	$13,519.6
Fixed maturities, trading	284.9	299.4
Equity securities	0.3	0.3
Mortgage loans	2,125.9	2,212.4
Other investments	1,256.4	1,142.8
Cash and cash equivalents	1,137.0	1,080.1
Accrued interest income	174.2	166.2
Net other liabilities	(99.9)	(99.4)
Net assets	$18,375.5	$18,321.4

Certain assets are reported at amortized cost while the fair value of those assets is reflected in the funds withheld payable. As of March 31, 2025 and December 31, 2024, we had a $18,212.3 million and $18,103.7 million funds withheld payable, which was net of a $2,804.8 million and $3,014.5 million embedded derivative asset, respectively. The change in fair value of the embedded derivative was a gain (loss) of $(209.7) million and $197.0 million for the three months ended March 31, 2025 and 2024, respectively.

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

Following are the components of net realized capital gains (losses) on the funds withheld assets that were passed to the reinsurer.

	For the three months ended March 31,
	2025	2024

	(in millions)
Fixed maturities, available-for-sale	$(28.0)	$(30.2)
Fixed maturities, trading	0.1	—
Mortgage loans	(1.4)	—
Derivatives	(2.2)	1.0
Net realized capital losses	$(31.5)	$(29.2)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

12. Long-Term Debt

The components of long-term debt were as follows:

	March 31, 2025
		Net unamortized
		discount,
		premium and
		debt issuance	Carrying
	Principal	costs	amount

	(in millions)
3.4% notes payable, due 2025	$400.0	$—	$400.0
3.1% notes payable, due 2026	350.0	(0.5)	349.5
4.111% notes payable, due 2028	400.0	(13.0)	387.0
3.7% notes payable, due 2029	500.0	(2.9)	497.1
2.125% notes payable, due 2030	600.0	(2.6)	597.4
5.375% notes payable, due 2033	400.0	(3.5)	396.5
6.05% notes payable, due 2036	505.6	(2.0)	503.6
4.625% notes payable, due 2042	300.0	(2.7)	297.3
4.35% notes payable, due 2043	300.0	(2.8)	297.2
4.3% notes payable, due 2046	300.0	(2.9)	297.1
5.5% notes payable, due 2053	300.0	(4.3)	295.7
Non-recourse mortgages and notes payable	3.0	(0.1)	2.9
Total long-term debt	$4,358.6	$(37.3)	$4,321.3

	December 31, 2024
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
March 31, 2025
(Unaudited)

Contingent Funding Agreements for Senior Debt Issuance

On March 8, 2018, we entered into two contingent funding agreements: (1) a 10-year contingent funding agreement with a Delaware trust (“2028 Trust”) formed by us in connection with the sale by the trust of $400.0 million pre-capitalized trust securities redeemable February 15, 2028 (“2028 P-Caps”) in a Rule 144A private placement and (2) a 30-year contingent funding agreement with a Delaware trust (“2048 Trust”) formed by us in connection with the sale by the trust of $350.0 million pre-capitalized trust securities redeemable February 15, 2048 (“2048 P-Caps”) in a Rule 144A private placement. The trusts invested the proceeds from the sale of the 2028 P-Caps and 2048 P-Caps in a portfolio of principal and interest strips of U.S. Treasury securities. The contingent funding agreements provide us a put option that gives us the right to sell at any time: (1) to the 2028 Trust up to $400.0 million of its 4.111% Senior Notes due 2028 (“4.111% Senior Notes”) and (2) to the 2048 Trust up to $350.0 million of its 4.682% Senior Notes due 2048 (“4.682% Senior Notes”) and receive in exchange a corresponding amount of the principal and interest strips of U.S. Treasury securities held by the trusts (“Eligible Assets”). The 4.682% Senior Notes will not be issued unless and until a put option is exercised, while the put option for the 4.111% Senior Notes was exercised on March 19, 2025. We agreed to pay a semi-annual put premium of 1.275% and 1.580% per annum on the unexercised portion of the put option to the 2028 Trust and 2048 Trust, respectively, and to reimburse the trusts for expenses. The put option premiums are recorded in operating expenses in the consolidated statements of operations. The 4.111% Senior Notes and 4.682% Senior Notes will be fully, irrevocably and unconditionally guaranteed by Principal Financial Services, Inc. (“PFS”). In addition, our obligations under the put option agreement and the expense reimbursement agreement with the trusts are also guaranteed by PFS. The contingent funding agreements with the trusts provide us with a source of liquid assets, which could be used to meet future financial obligations or to provide additional capital.

On March 19, 2025, we completed the exercise of our rights in full under the put option with the 2028 Trust in exchange for the Eligible Assets (the “2028 P - Caps Exercise”). In connection with the exercise of our put options right, we (1) issued $400.0 million of 4.111% Senior Notes due 2028 (“2028 Notes”) to the 2028 Trust (2) waived our rights to repurchase the 2028 Notes and (3) directed The Bank of New York Mellon to dissolve the 2028 Trust in accordance with its declaration of trust and deliver the 2028 Notes to the beneficial holders of the 2028 P-Caps pro rata in respect of each 2028 P-Cap. We intend to use the proceeds from the 2028 P-Caps Exercise to redeem or repay at or prior to maturity all $400.0 million aggregate principal amount outstanding of our 3.400% senior notes that mature on May 15, 2025 (the “2025 Notes”), in accordance with the terms of the indenture governing the 2025 Notes.

In addition, on March 6, 2025, we entered into a 30-year contingent funding agreement with a Delaware trust (“2055 Trust”) formed by us in connection with the sale by the trust of $500.0 million pre-capitalized trust securities redeemable February 15, 2055 (“2055 P-Caps”) in a Rule 144A private placement. The trusts invested the proceeds from the sale of the 2055 P-Caps in a portfolio of principal and interest strips of U.S. Treasury securities. The contingent funding agreements provide us the right to sell at any time to the 2055 Trust up to $500.0 million of its 5.807% Senior Notes due 2055 (“5.807% Senior Notes”) and receive in exchange a corresponding amount of the principal and interest strips of U.S. Treasury securities held by the trusts. The 5.807% Senior Notes will not be issued unless and until we exercise our issuance right. We agreed to pay a semi-annual facility fee of 1.289% per annum on the unexercised portion of the contingent fund mechanism to the 2055 Trust (the “facility agreement”), respectively, and to reimburse the trusts for expenses. The facility fee paid under the facility agreement is recorded in operating expenses in the consolidated statements of operations. The 5.807% Senior Notes will be fully, irrevocably and unconditionally guaranteed by PFS. In addition, our obligations under the facility agreement and the expense reimbursement agreement with the trusts are also guaranteed by PFS.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

13. Income Taxes

Effective Income Tax Rate

Our provision for income taxes may not have the customary relationship of taxes to income. A reconciliation between the income tax provision at the U.S. corporate income tax rate and the income tax expense (benefit) at the effective income tax rate was as follows:

	For the three months ended March 31,
	2025	2024

	($ in millions)
Income before income taxes	$28.9	$627.1

Expected tax at the U.S. statutory rate	$6.1	$131.7
Tax credits	(29.6)	(16.2)
Dividends received deduction	(18.2)	(19.4)
Impact of equity method presentation	(5.7)	(4.7)
Interest exclusion from taxable income	(5.2)	(5.8)
Employee compensation	(3.4)	(3.6)
Low income housing tax credit amortization	12.2	10.6
Foreign country statutory rate differential	9.6	(2.4)
State income taxes	1.9	4.7
Other	(1.7)	0.2
Income taxes (benefits)	$(34.0)	$95.1

Effective income tax rate	(118)%	15%

The lower effective tax rate for the three months ended March 31, 2025, was primarily the result of a decrease in pre - tax income with no proportionate change in permanent tax differences.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

14. Employee and Agent Benefits

Components of Net Periodic Benefit Cost

			Other postretirement
	Pension benefits		benefits
	For the three months ended		For the three months ended
	March 31,		March 31,
	2025	2024	2025	2024

	(in millions)
Service cost	$14.7	$14.8	$—	$—
Interest cost	43.1	40.3	0.8	0.8
Expected return on plan assets	(42.9)	(42.6)	(1.1)	(1.1)
Amortization of prior service benefit	(3.8)	(4.2)	(0.3)	(0.3)
Recognized net actuarial (gain) loss	8.3	9.6	(0.4)	(0.3)
Net periodic benefit cost (income)	$19.4	$17.9	$(1.0)	$(0.9)

The components of net periodic benefit cost including the service cost component are included in operating expenses on the consolidated statements of operations.

Contributions

Our funding policy for our qualified pension plan is to fund the plan annually in an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (“ERISA”) and, generally, not greater than the maximum amount that can be deducted for U.S. federal income tax purposes. We do not anticipate contributions will be needed to satisfy the minimum funding requirements of ERISA for our qualified plan in 2025; however, it is possible that we may fund both the qualified and nonqualified pension plans in 2025 for a combined total of up to $70.0 million. During the three months ended March 31, 2025, we did not contribute to these plans.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

While the outcome of any pending or future litigation or regulatory matter cannot be predicted, management does not believe any such matter will have a material adverse effect on our business or financial position. To the extent such matters present a reasonably possible chance of loss, we are generally not able to estimate the possible loss or range of loss associated therewith. The outcome of such matters is always uncertain and unforeseen results can occur. It is possible that such outcomes could require us to pay damages or make other expenditures or establish accruals in amounts that we could not estimate as of March 31, 2025.

Guarantees and Indemnifications

In the normal course of business, we have provided guarantees to third parties primarily related to former subsidiaries and joint ventures. The terms of these agreements range in duration and often are not explicitly defined. The maximum exposure under these agreements as of March 31, 2025, was approximately $77.0 million. At inception, the fair value of such guarantees was insignificant. In addition, we believe the likelihood is remote that material payments will be required. Therefore, any liability accrued within our consolidated statements of financial position is insignificant. Should we be required to perform under these guarantees, we generally could recover a portion of the loss from third parties through recourse provisions included in agreements with such parties, the sale of assets held as collateral that can be liquidated in the event performance is required under the guarantees or other recourse generally available to us; therefore, such guarantees would not result in a material adverse effect on our business or financial position. While the likelihood is remote, such outcomes could materially affect net income in a particular quarter or annual period. Furthermore, in connection with our contingent funding agreements, we are required to purchase any principal and interest strips of U.S. Treasury securities that are due and not paid from the associated unconsolidated trusts. The maximum exposure under these agreements as of March 31, 2025, was $850.0 million. See Note 12, Long-Term Debt, for further details.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

16. Stockholders’ Equity

Common Stock Dividends

	For the three months ended March 31,
	2025	2024

Dividends declared per common share	$0.75	$0.69

Reconciliation of Outstanding Common Shares

	For the three months ended March 31,
	2025	2024
Beginning balance	226,225,161	236,438,294
Shares issued	1,635,250	1,515,728
Treasury stock acquired	(2,888,696)	(2,921,241)
Ending balance	224,971,715	235,032,781

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

Other Comprehensive Income

	For the three months ended March 31, 2025
	Pre-Tax	Tax	After-Tax

	(in millions)
Net unrealized gains on available-for-sale securities during the period	$666.8	$(140.9)	$525.9
Reclassification adjustment for losses included in net income (1)	62.5	(13.1)	49.4
Adjustments for assumed changes in amortization patterns	(0.4)	0.1	(0.3)
Adjustments for assumed changes in policyholder liabilities	18.3	(3.9)	14.4
Net unrealized gains on available-for-sale securities	747.2	(157.8)	589.4

Net unrealized gains on derivative instruments during the period	18.5	(3.9)	14.6
Reclassification adjustment for gains included in net income (2)	(0.6)	0.1	(0.5)
Net unrealized gains on derivative instruments	17.9	(3.8)	14.1

Liability for future policy benefits discount rate remeasurement loss (3)	(312.4)	62.6	(249.8)

Market risk benefit nonperformance risk remeasurement gain (4)	2.7	(0.6)	2.1

Foreign currency translation adjustment	74.1	(0.7)	73.4

Amortization of amounts included in net periodic benefit cost (5)	3.8	(0.9)	2.9
Net unrecognized postretirement benefit obligation	3.8	(0.9)	2.9

Other comprehensive income	$533.3	$(101.2)	$432.1

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

	For the three months ended March 31, 2024
	Pre-Tax	Tax	After-Tax

	(in millions)
Net unrealized losses on available-for-sale securities during the period	$(507.7)	$108.3	$(399.4)
Reclassification adjustment for losses included in net income (1)	43.5	(9.0)	34.5
Adjustments for assumed changes in amortization patterns	(0.2)	—	(0.2)
Adjustments for assumed changes in policyholder liabilities	8.2	(1.7)	6.5
Net unrealized losses on available-for-sale securities	(456.2)	97.6	(358.6)

Net unrealized gains on derivative instruments during the period	23.1	(4.8)	18.3
Reclassification adjustment for gains included in net income (2)	(0.9)	0.2	(0.7)
Adjustments for assumed changes in amortization patterns	(0.1)	—	(0.1)
Net unrealized gains on derivative instruments	22.1	(4.6)	17.5

Liability for future policy benefits discount rate remeasurement gain (3)	710.2	(155.5)	554.7

Market risk benefit nonperformance risk remeasurement loss (4)	(11.0)	2.3	(8.7)

Foreign currency translation adjustment	(116.7)	(4.3)	(121.0)

Amortization of amounts included in net periodic benefit cost (5)	4.8	(1.3)	3.5
Net unrecognized postretirement benefit obligation	4.8	(1.3)	3.5

Other comprehensive income	$153.2	$(65.8)	$87.4
(1)	Pre-tax reclassification adjustments relating to available-for-sale securities are reported in net realized capital gains (losses) and net realized capital gains (losses) on funds withheld assets on the consolidated statements of operations.
(2)	See Note 5, Derivative Financial Instruments, under the caption “Effect of Fair Value and Cash Flow Hedges on Consolidated Statements of Operations” for further details.
(3)	Includes the discount rate remeasurement gain (loss) associated with the LFPB and the associated reinsurance recoverable. See Note 9, Future Policy Benefits and Claims, under the caption “Liability for Future Policy Benefits” for further details.
(4)	See Note 10, Market Risk Benefits, for further details.
(5)	Amount is comprised of amortization of prior service cost (benefit) and recognized net actuarial (gain) loss, which is reported in operating expenses on the consolidated statements of operations. See Note 14, Employee and Agent Benefits, under the caption “Components of Net Periodic Benefit Cost” for further details.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

Accumulated Other Comprehensive Loss

				MRB
	Net unrealized	Net unrealized	LFPB	nonperformance	Foreign	Unrecognized	Accumulated
	losses on	gains (losses)	discount rate	risk	currency	postretirement	other
	available-for-sale	on derivative	remeasurement	remeasurement	translation	benefit	comprehensive
	securities (1)	instruments	gain	loss	adjustment	obligation	loss

	(in millions)
Balances as of January 1, 2024	$(4,014.8)	$(2.1)	$428.2	$(6.9)	$(1,498.0)	$(251.7)	$(5,345.3)
Other comprehensive income during the period, net of adjustments	(393.1)	18.2	554.7	(8.7)	(119.2)	—	51.9
Amounts reclassified from AOCI	34.5	(0.7)	—	—	—	3.5	37.3
Other comprehensive income	(358.6)	17.5	554.7	(8.7)	(119.2)	3.5	89.2
Balances as of March 31, 2024	$(4,373.4)	$15.4	$982.9	$(15.6)	$(1,617.2)	$(248.2)	$(5,256.1)

Balances as of January 1, 2025	$(4,692.9)	$51.8	$1,438.2	$(15.0)	$(1,785.9)	$(221.0)	$(5,224.8)
Other comprehensive income during the period, net of adjustments	540.0	14.6	(249.8)	2.1	80.2	—	387.1
Amounts reclassified from AOCI	49.4	(0.5)	—	—	—	2.9	51.8
Other comprehensive income	589.4	14.1	(249.8)	2.1	80.2	2.9	438.9
Balances as of March 31, 2025	$(4,103.5)	$65.9	$1,188.4	$(12.9)	$(1,705.7)	$(218.1)	$(4,785.9)
(1)	Net unrealized losses on available-for-sale securities for which an allowance for credit loss has been recorded were $4.0 million and $2.5 million as of March 31, 2025 and 2024, respectively.

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

Following is a reconciliation of the changes in the redeemable noncontrolling interest:

	For the three months ended March 31,
	2025	2024

	(in millions)
Balance at beginning of period	$337.7	$248.9
Net income (loss) attributable to redeemable noncontrolling interest	11.5	(2.0)
Redeemable noncontrolling interest of deconsolidated entities (1)	(12.5)	(90.0)
Contributions from redeemable noncontrolling interest	30.8	226.2
Distributions to redeemable noncontrolling interest	(31.8)	(14.2)
Purchase of subsidiary shares from redeemable noncontrolling interest	(1.6)	—
Change in redemption value of redeemable noncontrolling interest	—	2.1
Other comprehensive loss attributable to redeemable noncontrolling interest	(7.4)	(0.2)
Balance at end of period	$326.7	$370.8
(1)	We deconsolidated certain sponsored investment funds as they no longer met the requirements for consolidation.

17. Fair Value Measurements

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

Fair value estimates are made based on available market information and judgments about the financial instrument at a specific point in time. Such estimates do not consider the tax impact of the realization of unrealized gains or losses. In addition, the disclosed fair value may not be realized in the immediate settlement of the financial instrument. We validate prices through an investment analyst review process, which includes validation through direct interaction with external sources, review of recent trade activity or use of internal models. In circumstances where broker quotes are used to value an instrument, we generally receive one non-binding quote. Broker quotes are validated through an investment analyst review process, which includes validation through direct interaction with external sources and use of internal models or other relevant information. We did not make any significant changes to our valuation processes during 2025.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
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

If we are unable to price a fixed maturity security using prices from third party pricing vendors or other sources specific to the asset class, we may obtain a broker quote or utilize an internal pricing model specific to the asset utilizing relevant market information, to the extent available and where at least one significant unobservable input is utilized. These are reflected in Level 3 in the fair value hierarchy and can include fixed maturities across all asset classes. As of March 31, 2025, approximately 3% of our total fixed maturities were Level 3 securities valued using internal pricing models.

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
March 31, 2025
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

Mortgage Loans

Mortgage loans reported at fair value included those of a consolidated VIE for which the fair value option was elected. Fair values of commercial mortgage loans were primarily determined by discounting the expected cash flows at current treasury rates plus an applicable risk spread, which reflected credit quality and maturity of the loans. The risk spread was based on market clearing levels for loans with comparable credit quality, maturities and risk. These were reflected in Level 3. Mortgage loans valued using securitized pricing based on observable market data should be reflected in Level 2 of the fair value hierarchy. The consolidated VIE was deconsolidated during 2025.

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
March 31, 2025
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
March 31, 2025
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

The assumption for our own nonperformance risk is based on current market credit spreads for debt-like instruments we have issued and are available in the market. Refer to Note 10, Market Risk Benefits, for further information on the determination of fair value measurement of MRBs.

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

Long-Term Debt

Long-term debt reported at fair value included that of a consolidated VIE for which the fair value option was elected. The long-term debt was a secured credit facility that was primarily financing for commercial real estate loans. The fair value was estimated using discounted cash flow analysis based on our incremental borrowing rate for similar borrowing arrangements. These were reflected in Level 2. The consolidated VIE was deconsolidated during 2025.

Other Liabilities

Derivative liabilities of consolidated sponsored investment funds are reported at fair value within other liabilities. Fair values of these derivatives are determined as previously described and are reflected in Level 1 and Level 2.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2025
	Assets/	Amount
	(liabilities)	measured at
	measured at	net asset	Fair value hierarchy level
	fair value	value (5)	Level 1	Level 2	Level 3

	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,658.6	$—	$1,262.5	$396.1	$—
Non-U.S. governments	494.0	—	—	494.0	—
States and political subdivisions	6,192.9	—	—	6,124.3	68.6
Corporate	36,671.5	—	28.4	34,223.8	2,419.3
Residential mortgage-backed pass-through securities	3,763.7	—	—	3,763.7	—
Commercial mortgage-backed securities	5,215.7	—	—	5,213.1	2.6
Collateralized debt obligations (1)	6,634.2	—	—	6,634.2	—
Other debt obligations	9,096.1	—	—	7,636.4	1,459.7
Total fixed maturities, available-for-sale	69,726.7	—	1,290.9	64,485.6	3,950.2
Fixed maturities, trading	1,307.2	—	0.5	735.6	571.1
Equity securities	2,428.9	—	1,130.2	1,298.7	—
Derivative assets (2)	610.8	—	—	606.9	3.9
Other investments	910.4	109.2	264.4	418.2	118.6
Cash equivalents	2,589.8	—	538.7	2,051.1	—
Market risk benefit asset (3)	158.7	—	—	—	158.7
Sub-total excluding separate account assets	77,732.5	109.2	3,224.7	69,596.1	4,802.5
Separate account assets	171,266.2	7,091.1	108,513.8	54,923.1	738.2
Total assets	$248,998.7	$7,200.3	$111,738.5	$124,519.2	$5,540.7

Liabilities
Investment and universal life contracts (4)	$(522.7)	$—	$—	$—	$(522.7)
Market risk benefit liability (3)	(80.4)	—	—	—	(80.4)
Funds withheld payable embedded derivative (4)	2,804.8	—	—	—	2,804.8
Derivative liabilities (2)	(437.3)	—	—	(431.6)	(5.7)
Other liabilities	(1.6)	—	(1.6)	—	—
Total liabilities	$1,762.8	$—	$(1.6)	$(431.6)	$2,196.0

Net assets	$250,761.5	$7,200.3	$111,736.9	$124,087.6	$7,736.7

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

	December 31, 2024
	Assets/	Amount
	(liabilities)	measured at
	measured at	net asset	Fair value hierarchy level
	fair value	value (5)	Level 1	Level 2	Level 3

	(in millions)
Assets
Fixed maturities, available-for-sale:
U.S. government and agencies	$1,637.9	$—	$1,231.9	$406.0	$—
Non-U.S. governments	495.7	—	—	495.7	—
States and political subdivisions	6,076.5	—	—	6,009.7	66.8
Corporate	35,702.6	—	29.1	33,323.1	2,350.4
Residential mortgage-backed pass-through securities	3,674.2	—	—	3,674.2	—
Commercial mortgage-backed securities	5,188.0	—	—	5,185.3	2.7
Collateralized debt obligations (1)	6,560.4	—	—	6,560.4	—
Other debt obligations	8,915.7	—	—	7,437.4	1,478.3
Total fixed maturities, available-for-sale	68,251.0	—	1,261.0	63,091.8	3,898.2
Fixed maturities, trading	1,023.3	—	—	460.7	562.6
Equity securities	2,295.0	—	990.2	1,304.8	—
Mortgage loans	140.6	—	—	—	140.6
Derivative assets (2)	648.2	—	—	626.8	21.4
Other investments	905.6	106.7	262.2	405.5	131.2
Cash equivalents	2,950.5	—	271.6	2,678.9	—
Market risk benefit asset (3)	199.5	—	—	—	199.5
Sub-total excluding separate account assets	76,413.7	106.7	2,785.0	68,568.5	4,953.5
Separate account assets	173,327.1	7,573.6	112,920.3	52,106.5	726.7
Total assets	$249,740.8	$7,680.3	$115,705.3	$120,675.0	$5,680.2

Liabilities
Investment and universal life contracts (4)	$(578.4)	$—	$—	$—	$(578.4)
Market risk benefit liability (3)	(62.1)	—	—	—	(62.1)
Funds withheld payable embedded derivative (4)	3,014.5	—	—	—	3,014.5
Long-term debt	(21.8)	—	—	(21.8)	—
Derivative liabilities (2)	(506.2)	—	—	(498.3)	(7.9)
Other liabilities	(5.2)	—	(5.2)	—	—
Total liabilities	$1,840.8	$—	$(5.2)	$(520.1)	$2,366.1

Net assets	$251,581.6	$7,680.3	$115,700.1	$120,154.9	$8,046.3
(1)	Primarily consists of collateralized loan obligations backed by secured corporate loans.
(2)	Within the consolidated statements of financial position, derivative assets are reported with other investments and derivative liabilities are reported with other liabilities. The amounts are presented gross in the tables above to reflect the presentation on the consolidated statements of financial position; however, are presented net for purposes of the rollforward in the Changes in Level 3 Fair Value Measurements tables. Refer to Note 5, Derivative Financial Instruments, for further information on fair value by class of derivative instruments.
(3)	Refer to Note 10, Market Risk Benefits, for further information on the change in the Level 3 fair value measurements of MRBs.
(4)	Includes bifurcated embedded derivatives that are reported at net asset (liability) fair value within the same line item in the consolidated statements of financial position in which the host contract is reported. The funds withheld payable embedded derivative could be in either an asset or (liability) position.
(5)	Certain investments are measured at fair value using the NAV per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy. Other investments using the NAV practical expedient consist of certain fund interests that are restricted until maturity with unfunded commitments totaling $3.1 million and $3.1 million as of March 31, 2025 and December 31, 2024, respectively. Separate account assets using the NAV practical expedient consist of certain funds with varying investment strategies that also have a variety of redemption terms and conditions. We do not have unfunded commitments associated with these funds.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

Changes in Level 3 Fair Value Measurements

The reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) was as follows:

	For the three months ended March 31, 2025
	Beginning			Net			Ending
	asset/	Total realized/unrealized		purchases,			asset/
	(liability)	gains (losses)		sales,			(liability)
	balance		Included in	issuances			balance
	as of	Included in	other	and	Transfers	Transfers	as of
	January 1,	net income	comprehensive	settlements	into	out of	March 31,
	2025	(2)	income (3)	(4)	Level 3	Level 3	2025

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$66.8	$—	$2.3	$(0.5)	$—	$—	$68.6
Corporate	2,350.4	2.9	(5.2)	71.2	—	—	2,419.3
Commercial mortgage-backed securities	2.7	—	0.1	(0.2)	—	—	2.6
Other debt obligations	1,478.3	0.1	2.9	3.2	—	(24.8)	1,459.7
Total fixed maturities, available-for-sale	3,898.2	3.0	0.1	73.7	—	(24.8)	3,950.2
Fixed maturities, trading	562.6	(0.7)	—	14.0	—	(4.8)	571.1
Mortgage loans	140.6	—	—	(140.6)	—	—	—
Other investments	131.2	2.7	—	(15.3)	—	—	118.6
Separate account assets (1)	726.7	11.5	—	—	—	—	738.2

Liabilities
Investment and universal life contracts	(578.4)	193.4	—	(137.7)	—	—	(522.7)
Funds withheld payable embedded derivative	3,014.5	(209.7)	—	—	—	—	2,804.8

Derivatives
Net derivative assets (liabilities)	13.5	(16.7)	—	1.3	—	0.1	(1.8)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

(2)	Both realized gains (losses) and mark-to-market unrealized gains (losses) are generally reported in net realized capital gains (losses), net realized capital gains (losses) on funds withheld assets or change in fair value of funds withheld embedded derivative within the consolidated statements of operations. Realized and unrealized gains (losses) on certain securities with an investment objective to realize economic value through mark-to-market changes are reported in net investment income within the consolidated statements of operations. Changes in unrealized gains (losses) included in net income relating to positions still held were:

	For the three months ended March 31,
	2025	2024

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$6.4	$(3.6)
Total fixed maturities, available-for-sale	6.4	(3.6)
Fixed maturities, trading	(0.2)	(3.7)
Other investments	4.6	(3.4)
Separate account assets	(6.6)	(33.3)

Liabilities
Investment and universal life contracts	193.6	(44.5)
Funds withheld payable embedded derivative	(209.7)	197.0

Derivatives
Net derivative assets (liabilities)	(18.5)	(4.5)

(3)	Changes in unrealized gains (losses) included in OCI, including foreign currency translation adjustments related to Principal Asset Management, relating to positions still held were:

	For the three months ended March 31,
	2025	2024

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$2.3	$(1.3)
Corporate	(5.2)	(12.6)
Commercial mortgage-backed securities	0.1	—
Collateralized debt obligations	—	(1.7)
Other debt obligations	3.1	(7.3)
Total fixed maturities, available-for-sale	0.3	(22.9)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

(4)Gross purchases, sales, issuances and settlements were:

	For the three months ended March 31, 2025
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$—	$(0.5)	$(0.5)
Corporate	235.2	(130.0)	—	(34.0)	71.2
Commercial mortgage-backed securities	—	—	—	(0.2)	(0.2)
Other debt obligations	224.7	(177.7)	—	(43.8)	3.2
Total fixed maturities, available-for-sale	459.9	(307.7)	—	(78.5)	73.7
Fixed maturities, trading	64.3	(44.8)	—	(5.5)	14.0
Mortgage loans	—	—	—	(140.6)	(140.6)
Other investments	21.3	(1.5)	—	(35.1)	(15.3)

Liabilities
Investment and universal life contracts	—	—	(153.9)	16.2	(137.7)

Derivatives
Net derivative assets (liabilities)	0.7	0.6	—	—	1.3

	For the three months ended March 31, 2024
					Net purchases,
					sales, issuances
	Purchases	Sales	Issuances	Settlements	and settlements

	(in millions)
Assets
Fixed maturities, available-for-sale:
States and political subdivisions	$—	$—	$—	$(0.4)	$(0.4)
Corporate	135.5	(221.1)	—	(40.8)	(126.4)
Commercial mortgage-backed securities	—	—	—	(0.1)	(0.1)
Collateralized debt obligations	25.7	—	—	—	25.7
Other debt obligations	105.3	(59.1)	—	(23.5)	22.7
Total fixed maturities, available-for-sale	266.5	(280.2)	—	(64.8)	(78.5)
Fixed maturities, trading	187.3	(97.0)	—	(32.4)	57.9
Other investments	51.9	—	—	(45.9)	6.0
Separate account assets (5)	—	(30.3)	(9.6)	39.0	(0.9)

Liabilities
Investment and universal life contracts	—	—	(33.8)	18.0	(15.8)

Derivatives
Net derivative assets (liabilities)	0.2	0.2	—	—	0.4

(5)Issuances and settlements include amounts related to mortgage encumbrances associated with real estate in our separate accounts.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

Transfers

Transfers of assets and liabilities measured at fair value on a recurring basis between fair value hierarchy levels were as follows:

	For the three months ended March 31, 2025
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
Other debt obligations	$—	$—	$—	$24.8
Total fixed maturities, available-for-sale	—	—	—	24.8
Fixed maturities, trading	—	—	—	4.8

Derivatives
Net derivative assets (liabilities)	—	—	—	0.1

	For the three months ended March 31, 2024
	Transfers out	Transfers out	Transfers out	Transfers out
	of Level 1 into	of Level 2 into	of Level 3 into	of Level 3 into
	Level 3	Level 3	Level 1	Level 2

	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$—	$39.5	$—	$—
Other debt obligations	—	80.0	—	111.6
Total fixed maturities, available-for-sale	—	119.5	—	111.6

Assets transferred into Level 3 during the three months ended March 31, 2024, primarily included those assets for which we are now unable to obtain pricing from a recognized third party pricing vendor as well as assets that were previously priced using a matrix valuation approach that may no longer be relevant when applied to asset-specific situations.

Assets transferred out of Level 3 during the three months ended March 31, 2025 and 2024, primarily included those assets for which we are now able to obtain pricing from a recognized third party pricing vendor or from internal models using substantially all market observable information.

Quantitative Information about Level 3 Fair Value Measurements

The following table provides quantitative information about the significant unobservable inputs used for recurring fair value measurements categorized within Level 3, excluding assets and liabilities for which significant quantitative unobservable inputs are not developed internally, which primarily consists of those valued using broker quotes. The MRB asset and liability are excluded from the table. Refer to Note 10, Market Risk Benefits, for information on the unobservable inputs used for fair value measurement of MRBs. The funds withheld payable embedded derivative is excluded from the table as the determination of its fair value incorporates the fair value of the invested assets supporting the reinsurance agreement. The commercial mortgage loans of a consolidated VIE are excluded from the table as the determination of fair value was based on transaction price due to proximity of purchase to year - end, and thus no inputs to be provided. Refer to “Assets and liabilities measured at fair value on a recurring basis” for a complete valuation hierarchy summary.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

	March 31, 2025
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of				Weighted
	fair value	technique(s)	input description	inputs				average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$1,802.6	Discounted cash flow	Discount rate (1)	3.3	% -	13.7%		8.0%
			Earnings before interest, taxes, depreciation and amortization multiple	1.1	x -	1.5	x	1.2	x
			Illiquidity premium	30	basis points (“bps”) -	791	bps	146	bps
			Comparability adjustment	(68)	bps -	1,984	bps	109	bps
Other debt obligations	1,457.1	Discounted cash flow	Discount rate (1)	3.7	% -	8.5%		4.6%
			Illiquidity premium	(83)	bps -	260	bps	140	bps
			Comparability adjustment	(19)	bps -	415	bps	139	bps
Fixed maturities, trading	301.7	Discounted cash flow	Discount rate (1)	9.4	% -	13.0%		10.0%
			Earnings before interest, taxes, depreciation and amortization multiple			1.1	x	1.1	x
			Comparability adjustment	(68)	bps -	457	bps	89	bps
Other investments	116.8	Discounted cash flow	Discount rate (1)	11.5	% -	13.5%		12.3%
			Probability of default	6.0	% -	10.0%		8.1%
			Potential loss severity	87.0	% -	100.0%		92.2%
Separate account assets	738.2	Discounted cash flow - real estate	Discount rate (1)	7.0	% -	10.5%		7.2%
			Terminal capitalization rate	5.5	% -	9.5%		6.0%
			Average market rent growth rate	1.8	% -	5.9%		2.8%
		Discounted cash flow - real estate debt	Loan to value	46.4	% -	69.5%		57.5%
			Market interest rate	5.1	% -	6.8%		5.7%

Liabilities
Investment and universal life contracts (4)	(522.7)	Discounted cash flow	Long duration interest rate	3.1	% -	4.6%	(2)	4.6%
			Long-term equity market volatility	14.3	% -	28.3%		18.3%
			Nonperformance risk	0.5	% -	1.2%		1.0%
			Lapse rate	0.0	% -	55.0%		8.5%
			Mortality rate	See note (3)

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

	December 31, 2024
	Assets /
	(liabilities)
	measured at	Valuation	Unobservable	Input/range of				Weighted
	fair value	technique(s)	input description	inputs				average
	(in millions)
Assets
Fixed maturities, available-for-sale:
Corporate	$1,817.8	Discounted cash flow	Discount rate (1)	2.1	% -	12.7%		8.0%
			Earnings before interest, taxes, depreciation and amortization multiple	1.1	x -	1.7	x	1.3	x
			Illiquidity premium	30	bps -	791	bps	142	bps
			Comparability adjustment	(42)	bps -	2,947	bps	149	bps
Other debt obligations	1,343.1	Discounted cash flow	Discount rate (1)	4.9	% -	7.7%		5.4%
			Illiquidity premium	(83)	bps -	260	bps	120	bps
			Comparability adjustment	(19)	bps -	415	bps	128	bps
Fixed maturities, trading	289.6	Discounted cash flow	Discount rate (1)	9.5	% -	13.0%		9.9%
			Earnings before interest, taxes, depreciation and amortization multiple			1.1	x	1.1	x
			Comparability adjustment	(32)	bps -	2,947	bps	152	bps
Other investments	129.0	Discounted cash flow	Discount rate (1)	11.5	% -	13.5%		12.4%
			Probability of default	6.0	% -	10.0%		8.1%
			Potential loss severity	87.0	% -	100.0%		92.0%
Separate account assets	726.7	Discounted cash flow - real estate	Discount rate (1)	7.0	% -	11.0%		7.2%
			Terminal capitalization rate	5.5	% -	9.5%		6.0%
			Average market rent growth rate	2.0	% -	4.5%		2.7%
		Discounted cash flow - real estate debt	Loan to value	46.4	% -	69.5%		59.2%
			Market interest rate	4.9	% -	7.2%		6.1%

Liabilities
Investment and universal life contracts (4)	(578.4)	Discounted cash flow	Long duration interest rate	3.0	% -	4.9%	(2)	4.8%
			Long-term equity market volatility	14.5	% -	49.3%		21.4%
			Nonperformance risk	0.4	% -	1.1%		0.8%
			Lapse rate	0.0	% -	55.0%		8.5%
			Mortality rate	See note (3)
(1)	Represents market comparable interest rate or an index adjusted rate used as the base rate in the discounted cash flow analysis prior to any illiquidity or other adjustments, where applicable.
(2)	Represents the range of rate curves used in the valuation analysis that we have determined market participants would use when pricing the instrument. Derived from interpolation between various observable swap rates.
(3)	This input is based on an appropriate industry mortality table and a range does not provide a meaningful presentation.
(4)	Includes bifurcated embedded derivatives that are reported at net asset (liability) fair value within the same line item in the consolidated statements of financial position in which the host contract is reported.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

No significant assets and liabilities were measured at fair value on a nonrecurring basis for the three months ended March 31, 2025 and 2024.

Fair Value Option

We elected fair value accounting for:

●	Certain other loans of a consolidated VIE that were subject to amortized cost accounting and a valuation allowance so that credit losses are recognized within the changes in fair value in the consolidated statements of operations.
●	Certain mortgage loans and long-term debt of a consolidated VIE to provide alignment between the consolidated VIE’s financial reporting and the calculation of net asset value per share used to determine the prices at which investors could purchase and redeem shares of the entity’s stock. The consolidated VIE was deconsolidated during 2025.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

The following table presents information regarding the assets and liabilities for which the fair value option was elected.

	March 31, 2025	December 31, 2024

	(in millions)
Mortgage loans of consolidated VIE (1)
Fair value (1)	$—	$140.6
Aggregate contractual principal	—	140.6

Other loans of consolidated VIE (2)
Fair value (2)	$116.8	$129.0
Aggregate contractual principal	123.1	139.9

Long-term debt of consolidated VIE (1)
Fair value (1)	$—	$21.8
Aggregate contractual principal	—	21.8
(1)	Assets and liabilities from consolidated VIE, which are reported as mortgage loans and long-term debt on the consolidated statements of financial position, originated in December 2024 with no change in fair value recognized due to timing of origination. The consolidated VIE was deconsolidated during first quarter 2025 with no change in fair value recognized due to timing of the deconsolidation.
(2)	Reported with other investments on the consolidated statements of financial position. See Note 4, Investments, for additional information relating to other loans more than 90 days past due or in non-accrual status.

The following table presents information regarding the consolidated statements of operations impact of assets for which the fair value option was elected.

	For the three months ended March 31,
	2025	2024

	(in millions)
Other loans of consolidated VIE
Change in fair value pre-tax gain (loss) - instrument specific credit risk	$1.6	$(5.3)
Change in fair value pre-tax gain (loss) (1)	1.6	(5.3)
Interest income (2)	4.2	7.2
(1)	Reported in net realized capital gains (losses) on the consolidated statements of operations.
(2)	Reported in net investment income on the consolidated statements of operations and recorded based on the effective interest rate of the loans.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

Financial Instruments Not Reported at Fair Value

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis but required to be disclosed at fair value were as follows:

	March 31, 2025
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3

	(in millions)
Assets (liabilities)
Mortgage loans	$20,260.6	$18,726.8	$—	$—	$18,726.8
Policy loans	875.7	915.2	—	—	915.2
Other investments	292.3	286.6	—	119.3	167.3
Cash and cash equivalents	1,285.9	1,285.9	1,263.1	22.8	—
Reinsurance deposit receivable	4,699.9	4,313.1	—	—	4,313.1
Cash collateral receivable	7.4	7.4	7.4	—	—
Investment contracts	(34,030.4)	(33,136.1)	—	(8,300.0)	(24,836.1)
Short-term debt	(28.9)	(28.9)	—	(28.9)	—
Long-term debt	(4,321.3)	(4,134.6)	—	(4,132.1)	(2.5)
Separate account liabilities	(156,544.1)	(155,640.1)	—	—	(155,640.1)
Bank deposits (1)	(440.9)	(442.0)	—	(442.0)	—
Cash collateral payable	(402.8)	(402.8)	(402.8)	—	—

	December 31, 2024
			Fair value hierarchy level
	Carrying amount	Fair value	Level 1	Level 2	Level 3

	(in millions)
Assets (liabilities)
Mortgage loans	$20,343.6	$18,466.5	$—	$—	$18,466.5
Policy loans	867.5	879.3	—	—	879.3
Other investments	294.9	292.4	—	127.5	164.9
Cash and cash equivalents	1,261.4	1,261.4	1,238.5	22.9	—
Reinsurance deposit receivable	4,897.5	4,401.9	—	—	4,401.9
Cash collateral receivable	3.0	3.0	3.0	—	—
Investment contracts	(34,140.3)	(32,922.2)	—	(8,306.5)	(24,615.7)
Short-term debt	(152.7)	(152.7)	—	(152.7)	—
Long-term debt	(3,933.5)	(3,715.7)	—	(3,713.2)	(2.5)
Separate account liabilities	(157,939.3)	(157,010.7)	—	—	(157,010.7)
Bank deposits (1)	(440.4)	(442.1)	—	(442.1)	—
Cash collateral payable	(428.9)	(428.9)	(428.9)	—	—
(1)	Excludes deposit liabilities without defined or contractual maturities.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

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
March 31, 2025
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

Pre-tax income (loss) from exited business includes amounts associated with our exited U.S. retail fixed annuity and ULSG businesses as well as amounts associated with other exited or divested businesses. Pre-tax income (loss) from exited business includes the change in fair value of the funds withheld embedded derivative, net realized capital gains (losses) on funds withheld assets, amortization of reinsurance gain (loss) and other impacts of exited business. Other impacts of exited business primarily includes change in reserves and DAC amortization. Other impacts of exited business in 2025 also include the impairment of assets associated with an exited business.

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
March 31, 2025
(Unaudited)

The following tables summarize select financial information by segment and reconcile segment totals to those reported in the consolidated financial statements.

Segment Assets

	March 31, 2025	December 31, 2024

	(in millions)
Retirement and Income Solutions	$219,759.2	$222,967.0
Principal Asset Management	44,916.7	43,029.4
Benefits and Protection	46,350.0	46,006.7
Corporate	1,977.4	1,660.5
Total assets per consolidated statements of financial position	$313,003.3	$313,663.6

Segment Operating Revenues

	For the three months ended March 31, 2025
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Revenue from contracts with external customers (1)	$1,259.0	$450.0	$1,055.5	$63.1	$2,827.6
Adjustments for revenue from contracts with external customers not included in operating revenues (2)	(17.4)	—	6.8	—	(10.6)
Net investment income included in operating revenues	822.0	117.6	149.8	62.4	1,151.8
Operating revenues from equity method investments	—	44.6	—	(0.1)	44.5
Inter-segment operating revenues	11.6	74.6	2.1	79.1	167.4
Eliminations of inter-segment operating revenues	—	—	—	(167.4)	(167.4)
Segment operating revenues (3)	$2,075.2	$686.8	$1,214.2	$37.1	4,013.3
Net realized capital losses, net of related revenue adjustments					(101.7)
Revenues from exited business (4)					(188.0)
Adjustments related to equity method investments					(16.6)
Market risk benefit derivative settlements					(11.1)
Total revenues per consolidated statements of operations					$3,695.9

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

	For the three months ended March 31, 2024
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Revenue from contracts with external customers (1)	$1,212.3	$437.5	$1,027.9	$58.7	$2,736.4
Adjustments for revenue from contracts with external customers not included in operating revenues (2)	(19.4)	—	3.3	—	(16.1)
Net investment income included in operating revenues	726.8	95.0	152.5	61.5	1,035.8
Operating revenues from equity method investments	—	48.7	—	(0.1)	48.6
Inter-segment operating revenues	12.7	74.1	2.2	56.2	145.2
Eliminations of inter-segment operating revenues	—	—	—	(145.2)	(145.2)
Segment operating revenues (3)	$1,932.4	$655.3	$1,185.9	$31.1	3,804.7
Net realized capital gains, net of related revenue adjustments					31.0
Revenues from exited business (4)					242.3
Adjustments related to equity method investments					(13.4)
Market risk benefit derivative settlements					(11.3)
Total revenues per consolidated statements of operations					$4,053.3
(1)	Includes amounts reported in premiums and other considerations as well as fees and other revenues on the consolidated statement of operations.
(2)	Includes certain revenues associated with our exited U.S. retail fixed annuity and ULSG businesses and fees associated with net realized capital gains (losses) that are not included in segment operating revenue.
(3)	See Note 19, Revenues from Contracts with Customers, for additional detail relating to segment operating revenues.
(4)	Revenues from exited business included:

	For the three months ended March 31,
	2025	2024

	(in millions)
Change in fair value of funds withheld embedded derivative	$(209.7)	$197.0
Net realized capital gains on funds withheld assets	28.0	47.5
Amortization of reinsurance gain	0.5	1.1
Other impacts of exited business	(6.8)	(3.3)
Total revenues from exited business	$(188.0)	$242.3

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

Segment Expenses

The expense categories within total segment expenses included:

	For the three months ended March 31, 2025
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Benefits, claims and settlement expenses	$1,353.9	$90.6	$699.3	$23.6
Liability for future policy benefits remeasurement (gain) loss	(4.8)	0.5	(0.4)	—
Market risk benefit remeasurement loss	1.9	—	—	—
Dividends to policyholders	—	—	19.1	—
Commission expense	69.5	48.1	151.0	23.8
Capitalization of deferred acquisition costs and contract costs	(40.9)	(7.7)	(87.3)	—
Amortization of deferred acquisition costs and contract costs	21.1	5.8	64.0	—
Depreciation and amortization	19.4	13.9	4.3	4.1
Interest expense on corporate debt	—	0.5	—	42.2
Compensation and other	370.8	342.8	244.7	50.2
Total operating expenses	439.9	403.4	376.7	120.3
Total segment expenses	$1,790.9	$494.5	$1,094.7	$143.9	$3,524.0
Net realized capital losses expense adjustments					27.8
Market risk benefit derivative settlements					(11.1)
Expenses from exited business (1)					126.3
Total expenses per consolidated statements of operations					$3,667.0

	For the three months ended March 31, 2024
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Benefits, claims and settlement expenses	$1,243.3	$74.5	$681.9	$10.2
Liability for future policy benefits remeasurement (gain) loss	(2.4)	—	6.3	—
Market risk benefit remeasurement loss	0.1	—	—	—
Dividends to policyholders	—	—	29.3	—
Commission expense	58.8	45.5	141.8	17.6
Capitalization of deferred acquisition costs and contract costs	(29.2)	(6.9)	(86.4)	—
Amortization of deferred acquisition costs and contract costs	20.0	8.0	62.6	—
Depreciation and amortization	20.7	17.5	5.9	4.6
Interest expense on corporate debt	—	1.0	—	41.7
Compensation and other	358.9	326.6	232.7	45.6
Total operating expenses	429.2	391.7	356.6	109.5
Total segment expenses	$1,670.2	$466.2	$1,074.1	$119.7	$3,330.2
Net realized capital losses expense adjustments					62.6
Market risk benefit derivative settlements					(11.3)
Expenses from exited business (1)					44.7
Total expenses per consolidated statements of operations					$3,426.2

(1)Expenses from exited business included:

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

	For the three months ended March 31,
	2025	2024

	(in millions)
Amortization of reinsurance loss	$26.9	$11.2
Other impacts of exited business	99.4	33.5
Total expenses from exited business	$126.3	$44.7

Segment Pre-Tax Operating Earnings

	For the three months March 31, 2025
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Segment pre-tax operating earnings (losses)	$283.7	$187.5	$119.5	$(105.6)	$485.1
Pre-tax net realized capital losses, as adjusted (1)					(129.5)
Pre-tax loss from exited business (2)					(314.3)
Adjustments related to equity method investments and noncontrolling interest					(12.4)
Total income before income taxes per consolidated statements of operations					$28.9

	For the three months March 31, 2024
	Retirement	Principal
	and Income	Asset	Benefits and
	Solutions	Management	Protection	Corporate	Total

	(in millions)
Segment pre-tax operating earnings (losses)	$262.2	$187.1	$111.8	$(88.9)	$472.2
Pre-tax net realized capital losses, as adjusted (1)					(31.6)
Pre-tax income from exited business (2)					197.6
Adjustments related to equity method investments and noncontrolling interest					(11.1)
Total income before income taxes per consolidated statements of operations					$627.1

(1)Pre-tax net realized capital gains (losses), as adjusted, is derived as follows:

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

	For the three months ended March 31,
	2025	2024

	(in millions)
Net realized capital losses	$(117.1)	$(0.9)
Derivative and hedging-related revenue adjustments	(13.2)	18.1
Market value adjustments to fee revenues	(0.1)	—
Certain variable annuity fees	17.0	18.2
Equity method investments	4.6	(10.3)
Sponsored investment funds and other adjustments	7.1	5.9
Net realized capital gains (losses), net of related revenue adjustments	(101.7)	31.0

Amortization of actuarial balances	(1.9)	(0.2)
Capital (gains) losses distributed	39.5	(60.3)
Derivative and hedging-related expense adjustments	0.5	(1.3)
Market value adjustments of market risk benefits	(43.9)	3.3
Market value adjustments of embedded derivatives	(22.0)	(4.1)
Net realized capital losses, net of related expense adjustments	(27.8)	(62.6)
Pre-tax net realized capital losses, as adjusted (a)	$(129.5)	$(31.6)

(a)As adjusted before noncontrolling interest capital gains (losses).

(2)Pre-tax income (loss) from exited business included:

	For the three months ended March 31,
	2025	2024

	(in millions)
Change in fair value of funds withheld embedded derivative	$(209.7)	$197.0
Net realized capital gains on funds withheld assets	28.0	47.5
Amortization of reinsurance loss	(26.4)	(10.1)
Other impacts of exited business	(106.2)	(36.8)
Total pre-tax income (loss) from exited business	$(314.3)	$197.6

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

19. Revenues from Contracts with Customers

The following tables summarize disaggregation of revenues from contracts with customers, including select financial information by segment, and reconcile totals to those reported in the consolidated financial statements. Revenues from contracts with customers are included in fees and other revenues on the consolidated statements of operations.

	For the three months ended March 31,
	2025	2024

	(in millions)
Revenue from contracts with customers by segment:
Retirement and Income Solutions	$145.7	$159.3
Principal Asset Management:
Investment Management	426.7	407.1
International Pension	92.4	93.3
Eliminations	(4.4)	(3.8)
Total Principal Asset Management	514.7	496.6
Benefits and Protection:
Specialty Benefits	3.7	3.8
Life Insurance	21.1	20.9
Total Benefits and Protection	24.8	24.7
Corporate	60.6	57.9
Total segment revenue from contracts with customers	745.8	738.5
Adjustments for fees and other revenues not within the scope of revenue recognition guidance (1)	314.5	295.1
Pre-tax other adjustments (2)	17.4	19.3
Total fees and other revenues per consolidated statements of operations	$1,077.7	$1,052.9
(1)	Fees and other revenues not within the scope of the revenue recognition guidance primarily represent revenue on contracts accounted for under the financial instruments or insurance contracts standards.
(2)	Pre-tax other adjustments relate to revenues from exited business, certain variable annuity fees and market value adjustments to fee revenues.

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
March 31, 2025
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

The types of revenues from contracts with customers were as follows:

	For the three months ended March 31,
	2025	2024

	(in millions)
Administrative service fee revenue	$141.2	$155.5
Deposit account fee revenue	3.4	3.1
Commission income	1.1	0.7
Total revenues from contracts with customers	145.7	159.3
Fees and other revenues not within the scope of revenue recognition guidance	295.5	279.3
Total fees and other revenues	441.2	438.6
Premiums and other considerations	810.3	765.6
Net investment income	823.7	728.2
Total operating revenues	$2,075.2	$1,932.4

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
March 31, 2025
(Unaudited)

Fees for managing customers’ mandatory retirement savings accounts in Latin America are collected with each monthly deposit made by our customers. If a customer stops contributing before retirement age, we collect no fees but services are still provided. We recognize revenue from these contracts as services are performed over the life of the contract and review annually.

The types of revenues from contracts with customers were as follows:

	For the three months ended March 31,
	2025	2024

	(in millions)
Investment Management:
Management fee revenue	$389.1	$370.5
Other fee revenue	37.6	36.6
Total revenues from contracts with customers	426.7	407.1
Fees and other revenues not within the scope of revenue recognition guidance	2.8	5.2
Total fees and other revenues	429.5	412.3
Net investment income	24.2	23.2
Total operating revenues	$453.7	$435.5

	For the three months ended March 31,
	2025	2024

	(in millions)
International Pension:
Management fee revenue	$89.2	$89.1
Other fee revenue	3.2	4.2
Total revenues from contracts with customers	92.4	93.3
Fees and other revenues not within the scope of revenue recognition guidance	1.2	1.3
Total fees and other revenues	93.6	94.6
Premiums and other considerations	1.7	2.0
Net investment income	142.5	127.2
Total operating revenues	$237.8	$223.8

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

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

The types of revenues from contracts with customers were as follows:

	For the three months ended March 31,
	2025	2024

	(in millions)
Specialty Benefits:
Administrative service fees	$3.7	$3.8
Total revenues from contracts with customers	3.7	3.8
Fees and other revenues not within the scope of revenue recognition guidance	4.6	4.6
Total fees and other revenues	8.3	8.4
Premiums and other considerations	823.2	792.9
Net investment income	52.4	47.0
Total operating revenues	$883.9	$848.3

	For the three months ended March 31,
	2025	2024

	(in millions)
Life Insurance:
Administrative service fees	$10.9	$7.9
Commission income	10.2	13.0
Total revenues from contracts with customers	21.1	20.9
Fees and other revenues not within the scope of revenue recognition guidance	89.6	84.2
Total fees and other revenues	110.7	105.1
Premiums and other considerations	124.4	128.9
Net investment income	95.4	103.8
Total operating revenues	$330.5	$337.8

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
March 31, 2025
(Unaudited)

The Corporate segment also includes inter-segment eliminations of fees and other revenues. The types of revenues from contracts with customers were as follows:

	For the three months ended March 31,
	2025	2024

	(in millions)
Commission income	$131.5	$105.5
Other fee revenue	23.9	21.7
Eliminations	(94.8)	(69.3)
Total revenues from contracts with customers	60.6	57.9
Fees and other revenues not within the scope of revenue recognition guidance	(78.9)	(79.3)
Total fees and other revenues	(18.3)	(21.4)
Premiums and other considerations	(1.3)	(1.3)
Net investment income	56.7	53.8
Total operating revenues	$37.1	$31.1

Contract Costs

Sales compensation and other incremental costs of obtaining a contract are capitalized and amortized over the period of contract benefit if the costs are expected to be recovered. The contract cost asset, which is included in other assets on the consolidated statements of financial position, was $158.7 million and $198.9 million as of March 31, 2025 and December 31, 2024, respectively.

We apply the practical expedient for certain costs where we recognize the incremental costs of obtaining these contracts as an expense when incurred if the amortization period of the assets is one year or less. These costs, along with costs that are not deferrable, are included in operating expenses on the consolidated statements of operations.

Deferred contract costs consist primarily of commissions and variable compensation. We amortize capitalized contract costs on a straight-line basis over the expected contract life, reflecting lapses as they are incurred. Deferred contract costs are subject to impairment testing on an annual basis, or when a triggering event occurs that could warrant an impairment. To the extent future revenues less future maintenance expenses are not adequate to cover the asset balance, an impairment is recognized. For the three months ended March 31, 2025 and 2024, $52.8 million and $9.5 million, respectively, of amortization expense was recorded in operating expenses on the consolidated statements of operations. Additionally, for the three months ended March 31, 2025 and 2024, $45.4 million and $0.0 million, respectively, of impairment loss was recognized in operating expenses on the consolidated statements of operations in relation to the costs capitalized. See Note 2, Other Intangible Assets, for further details of the agreement with BCT that led to the 2025 impairment.

20. Stock-Based Compensation Plans

As of March 31, 2025, we had the 2021 Stock Incentive Plan, the 2020 Directors Stock Plan, the 2014 Stock Incentive Plan, the Employee Stock Purchase Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan and the Directors Stock Plan (“Stock-Based Compensation Plans”). No new grants will be made under the 2020 Directors Stock Plan, the 2014 Stock Incentive Plan, the 2014 Directors Stock Plan, the Amended and Restated 2010 Stock Incentive Plan, the 2005 Directors Stock Plan, the Stock Incentive Plan or the Directors Stock Plan. Under the terms of the 2021 Stock Incentive Plan, grants may be nonqualified stock options, incentive stock options qualifying under Section 422 of the Internal Revenue Code, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units or other stock-based awards. To date, we have not granted any incentive stock options, restricted stock or performance units under any plans. As part of our fair value process, we assess the impact of material nonpublic information on our share price or expected volatility, as applicable, at the time of grant. No awards in 2025 required a fair value adjustment.

As of March 31, 2025, the maximum number of new shares of common stock available for grant under the 2021 Stock Incentive Plan was 19.1 million.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

For awards with graded vesting, we use an accelerated expense attribution method. The compensation cost that was charged against net income for stock-based awards granted under the Stock-Based Compensation Plans was as follows:

	For the three months ended March 31,
	2025	2024

	(in millions)
Compensation cost	$39.3	$30.6
Related income tax benefit	9.0	7.1
Capitalized as part of an asset	0.4	0.4

Nonqualified Stock Options

No nonqualified stock options were granted to employees during both the three months ended March 31, 2025 and 2024. All outstanding nonqualified stock options are vested and have been fully expensed.

Performance Share Awards

Performance share awards were granted to certain employees under the 2021 Stock Incentive Plan. Total performance share awards granted were 0.3 million for the three months ended March 31, 2025. The performance share awards granted represent initial target awards and do not reflect potential increases or decreases resulting from the final performance results to be determined at the end of the performance period. The performance share awards include a relative total shareholder return modifier under which the number of shares ultimately awarded is also impacted by our actual shareholder return relative to our S&P 500 Financial Sector Index peer group. The actual number of common shares to be awarded at the end of each performance period will range between 0% and 180% of the initial target awards. The fair value of performance share awards is determined using a Monte Carlo simulation model. The weighted-average grant date fair value of these performance share awards granted was $90.41 per common share.

As of March 31, 2025, we had $37.9 million of total unrecognized compensation cost related to nonvested performance share awards granted. The cost is expected to be recognized over a weighted-average service period of approximately 1.7 years.

Restricted Stock Units

Restricted stock units were issued to certain employees and non-employee directors pursuant to the 2021 Stock Incentive Plan. Total restricted stock units granted were 1.0 million for the three months ended March 31, 2025. The fair value of restricted stock units is determined based on the closing stock price of our common shares on the grant date. The weighted-average grant date fair value of these restricted stock units granted was $85.10 per common share.

As of March 31, 2025, we had $119.5 million of total unrecognized compensation cost related to nonvested restricted stock unit awards granted. The cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, employees purchased 0.2 million shares for the three months ended March 31, 2025. The weighted average fair value of the discount on the stock purchased was $8.44 per share.

As of March 31, 2025, a total of 2.4 million of new shares were available to be made issuable by us for this plan.

Principal Financial Group, Inc.
Notes to Condensed Consolidated Financial Statements – (continued)
March 31, 2025
(Unaudited)

21. Earnings Per Common Share

The computations of the basic and diluted per share amounts were as follows:

	For the three months ended March 31,
	2025	2024

	(in millions, except per share data)
Net income	$62.9	$532.0
Subtract:
Net income (loss) attributable to noncontrolling interest	14.8	(0.5)
Total	$48.1	$532.5
Weighted-average shares outstanding:
Basic	225.7	236.0
Dilutive effects:
Stock options	0.7	0.8
Restricted stock units	2.1	2.2
Performance share awards	0.3	0.4
Diluted	228.8	239.4
Net income per common share:
Basic	$0.21	$2.26
Diluted	$0.21	$2.22

The calculation of diluted earnings per share for the three months ended March 31, 2025 and 2024, excludes the incremental effects related to certain outstanding stock-based compensation grants due to their anti-dilutive effect. When a net loss is reported, our basic weighted-average shares are used to calculate diluted earnings per share, as dilutive shares would have an antidilutive effect and result in a lower loss per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses our financial condition as of March 31, 2025, compared with December 31, 2024, and our consolidated results of operations for the three months ended March 31, 2025 and 2024, prepared in conformity with U.S. GAAP. The discussion and analysis includes, where appropriate, factors that may affect our future financial performance. The discussion should be read in conjunction with our Form 10-K, for the year ended December 31, 2024, filed with the SEC and the unaudited condensed consolidated financial statements and the related notes to the financial statements and the other financial information included elsewhere in this Form 10-Q.

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

Actual results may differ materially from those included in the forward-looking statements as a result of risks and uncertainties including, but not limited to, the following: (1) adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, as well as our access to capital and cost of capital; (2) conditions in the global capital markets, including the equity, bond or real estate markets, and the economy generally may materially and adversely affect our business and results of operations; (3) changes in interest rates or credit spreads or a prolonged low interest rate environment may adversely affect our results of operations, financial condition and liquidity, and our net income can vary from period to period; (4) our investment portfolio is subject to several risks that may diminish the value of our invested assets and the investment returns credited to customers, which could reduce our sales, revenues, AUM and net income; (5) our valuation of investments and the determinations of the amount of allowances and impairments taken on our investments may include methodologies, estimations and assumptions that are subject to differing interpretations and, if changed, could materially adversely affect our results of operations or financial condition; (6) any impairments of or valuation allowances against our deferred tax assets could adversely affect our results of operations and financial condition; (7) we may face losses on our insurance and annuity products if our actual experience differs significantly from our pricing and reserving assumptions; (8) the pattern of amortizing our DAC asset and other actuarial balances may change, impacting both the level of our DAC asset and other actuarial balances and the timing of our net income; (9) changes in laws or regulations may reduce our profitability or impact how we do business; (10) our ability to pay stockholder dividends, make share repurchases and meet our obligations may be constrained by the limitations on dividends or other distributions Iowa insurance laws impose on Principal Life; (11) changes in accounting standards may adversely affect our reported results of operations and financial condition; (12) litigation and regulatory investigations may affect our financial strength or reduce our profitability; (13) from time to time, we may become subject to tax audits, tax litigation or similar proceedings, and as a result we may owe additional taxes, interest and penalties in amounts that may be material; (14) applicable laws and our certificate of incorporation and by-laws may discourage takeovers and business combinations that some stockholders might consider in their best interests; (15) competition, including from companies that may have greater financial resources, broader arrays of products, higher ratings and stronger financial performance, may impair our ability to retain existing customers, attract new customers and maintain our profitability; (16) a downgrade in our financial strength or credit ratings may increase policy surrenders and withdrawals, reduce new sales, terminate relationships with distributors, impact existing liabilities and increase our cost of capital, any of which could adversely affect our profitability and financial condition; (17) client terminations or withdrawals or changes in investor preferences may lead to a reduction in revenues for our asset management and accumulation businesses; (18) guarantees within certain of our products that protect policyholders may decrease our net income or increase the volatility of our results of operations or financial position under U.S. GAAP if our hedging or risk management strategies prove ineffective or insufficient; (19) our international businesses face political, legal, operational and other risks that could reduce our profitability in those businesses; (20) we face risks arising from fraudulent activities; (21) we face risks arising from our participation in joint ventures; (22) we may need to fund deficiencies in our Closed Block assets; (23) our reinsurers could default on their obligations or increase their rates, which could adversely impact our net income and financial condition; (24) we face risks arising from future acquisitions of businesses; (25) we face risks in administering coinsurance with funds withheld reinsurance agreements; (26) a pandemic, terrorist attack, military action or other catastrophic event could adversely affect our operations, net income or financial condition; (27) our financial results may be adversely impacted by global climate changes; (28) technological and societal changes may disrupt our business model and impair our ability to retain existing customers, attract new customers and maintain our profitability; (29) damage to our reputation may adversely affect our revenues and profitability; (30) we may not be able to protect our intellectual property and may be subject to infringement claims; (31) if we are unable to attract, develop and retain qualified employees and sales representatives and develop new distribution sources, our results of operations, financial condition, strategic growth commitments and sales of our products may be adversely impacted; (32) interruptions in information technology, infrastructure or other internal or external systems used for our business operations, or a failure to maintain the confidentiality, integrity or availability of data residing on such systems, could disrupt our business, damage our reputation and adversely impact our profitability; (33) loss of or disruption in key vendor relationships and services or failure of a vendor to protect information of our customers or employees could adversely affect our business or result in losses and (34) our enterprise risk management framework may not be fully effective in identifying or mitigating all the risks to which we are exposed.

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

Transaction Affecting Comparability of Results of Operations

Principal Mandatory Provident Funds

On January 16, 2025, we announced the signing of an agreement with BCT to expand our investment management capabilities and exit our sponsor and trustee (pension) roles in Hong Kong for MPF Schemes. BCT will be assuming the role as sponsor and trustee for the Principal MPF Schemes. The transaction is expected to close during the first quarter of 2026, subject to regulatory approval; however, certain transaction impacts were recognized in first quarter 2025. We impaired our distribution agreement intangible asset and contract cost asset, resulting in a $65.4 million loss reported in operating expenses on our consolidated statements of operations. Additionally, we classified our customer relationship intangible asset as held-for-sale, resulting in a $77.0 million loss reported in net realized capital gains (losses) on our consolidated statements of operations. For segment reporting, the impairments are reflected in loss from exited business and the held-for-sale write-down is reflected in net realized capital losses. As such, they had no impact on our Principal Asset Management segment pre-tax operating earnings.

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

Foreign currency exchange rate fluctuations create variances in our financial statement line items. The most significant impact occurs within our Principal Asset Management segment where pre-tax operating earnings were negatively impacted $6.0 million for the three months ended March 31, 2025, as a result of fluctuations in foreign currency to U.S. dollar exchange rates. This impact was calculated by comparing (a) the difference between current year results and prior year results to (b) the difference between current year results and prior year results translated using current year exchange rates for both periods. We use this approach to calculate the impact of exchange rates on all revenue and expense line items. For a discussion of our approaches to managing foreign currency exchange rate risk, see Item 3. “Quantitative and Qualitative Disclosures About Market Risk — Foreign Currency Risk.”

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

Results of Operations

The following table presents summary consolidated financial information for the periods indicated:

	For the three months ended March 31,
			Increase
	2025	2024	(decrease)

	(in millions)
Revenues:
Premiums and other considerations	$1,751.3	$1,684.6	$66.7
Fees and other revenues	1,077.7	1,052.9	24.8
Net investment income	1,165.7	1,072.2	93.5
Net realized capital losses	(117.1)	(0.9)	(116.2)
Net realized capital gains on funds withheld assets	28.0	47.5	(19.5)
Change in fair value of funds withheld embedded derivative	(209.7)	197.0	(406.7)
Total revenues	3,695.9	4,053.3	(357.4)
Expenses:
Benefits, claims and settlement expenses	2,220.0	2,069.7	150.3
Liability for future policy benefits remeasurement (gain) loss	2.2	(1.7)	3.9
Market risk benefit remeasurement (gain) loss	34.7	(14.5)	49.2
Dividends to policyholders	19.1	29.3	(10.2)
Operating expenses	1,391.0	1,343.4	47.6
Total expenses	3,667.0	3,426.2	240.8
Income before income taxes	28.9	627.1	(598.2)
Income taxes (benefits)	(34.0)	95.1	(129.1)
Net income	62.9	532.0	(469.1)
Net income (loss) attributable to noncontrolling interest	14.8	(0.5)	15.3
Net income attributable to Principal Financial Group, Inc.	$48.1	$532.5	$(484.4)

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Net Income Attributable to Principal Financial Group, Inc.

Net income (loss) attributable to Principal Financial Group, Inc. decreased $321.4 million due to the change in the fair value of the funds withheld embedded derivative and $119.7 million due to the impact from asset write-downs related to exiting our sponsor and trustee (pension) roles in Hong Kong for MPF Schemes.

Total Revenues

Premiums and other considerations increased $44.7 million for the Retirement and Income Solutions segment primarily due to higher sales of single premium group annuities with life contingencies. The single premium group annuity product, which is typically used to fund defined benefit plan terminations, can generate large premiums from very few customers and therefore premiums tend to vary from period to period. Premiums and other considerations increased $22.3 million for the Benefits and Protection segment primarily from growth in our Specialty Benefits business.

Fees and other revenues increased $15.5 million for the Principal Asset Management segment primarily due to higher management fee revenue as a result of increased average AUM managed by our Investment Management operations. Fees and other revenues increased $5.5 million for the Benefits and Protection segment primarily due to growth in our Life Insurance business.

For net investment income and net realized capital gains (losses) variance information, see “Investments — Investment Results” under the captions “Net Investment Income” and “Net Realized Capital Gains (Losses),” respectively.

Net realized capital gains on funds withheld assets decreased due to $38.5 million lower net gains on sales of funds withheld assets as a result of reduced sales in 2025 by an external reinsurer partially offset by a $15.4 million increase due to net unrealized gains on funds withheld assets in 2025 as compared to net unrealized losses in 2024.

The change in the fair value of the funds withheld embedded derivative resulted in a loss in 2025 compared to a gain in 2024 driven by changes in interest rates.

Total Expenses

Benefits, claims and settlement expenses increased $109.2 million for the Retirement and Income Solutions segment primarily due to an increase in reserves, largely stemming from higher sales of single premium group annuities with life contingencies. Benefits, claims and settlement expenses increased for the Benefits and Protection segment primarily due to an $18.3 million increase from growth in our Specialty Benefits business and a $13.9 million increase due to unfavorable claims experience in our Life Insurance business.

The market risk benefit remeasurement (gain) loss change is primarily due to a $154.6 million unfavorable impact from the change in fair value of the MRB asset (liability), excluding impacts of nonperformance risk, primarily driven by changes in market movements. This change was partially offset by a $105.4 million favorable impact from periodic and final settlements for derivatives used to hedge MRBs. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 10, Market Risk Benefits” for further information on market effects.

Operating expenses increased primarily due to $65.4 million of impairments of our distribution agreement intangible asset and contract cost asset in Hong Kong, a $34.2 million increase in compensation costs and an $18.3 million increase in nondeferrable commission expense. These increases were partially offset by a $65.6 million decrease in amounts credited to employee accounts in a nonqualified defined contribution pension plan.

Income Taxes

The effective income tax rate of (118)% for the three months ended March 31, 2025, changed from 15% for the three months ended March 31, 2024, primarily due to a decrease in pre-tax income with no proportionate change in permanent tax differences. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 13, Income Taxes” for a reconciliation of the corporate income tax rate to the effective income tax rate.

Results of Operations by Segment

For results of operations by segment see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 18, Segment Information.”

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

The following table presents the Retirement and Income Solutions segment net revenue and average monthly account values for the periods indicated:

	For the three months ended March 31,
			Increase
	2025	2024	(decrease)
Net revenue (in millions)	$724.2	$691.4	$32.8

Average monthly account values (in billions)	$572.8	$522.6	$50.2

The following table presents certain summary financial data relating to the Retirement and Income Solutions segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2025	2024	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$810.3	$765.6	$44.7
Fees and other revenues	441.2	438.6	2.6
Net investment income	823.7	728.2	95.5
Total operating revenues	2,075.2	1,932.4	142.8
Expenses:
Benefits, claims and settlement expenses, including dividends to policyholders	1,353.9	1,243.3	110.6
Liability for future policy benefits remeasurement gain	(4.8)	(2.4)	(2.4)
Market risk benefit remeasurement loss	1.9	0.1	1.8
Operating expenses	439.9	429.2	10.7
Total expenses	1,790.9	1,670.2	120.7

Pre-tax operating earnings attributable to noncontrolling interest	0.6	—	0.6
Pre-tax operating earnings	$283.7	$262.2	$21.5

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Pre-Tax Operating Earnings

Pre-tax operating earnings increased due to an increase in our net revenue partially offset by an increase in operating expenses as described below.

Net Revenue

Net revenue increased primarily due to growth in the business.

Operating Expenses

Operating expenses increased primarily due to an increase in staff-related costs.

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

The following table presents the AUM rollforward for assets managed by the Principal Asset Management segment for the periods indicated.

	For the three months ended March 31,
	2025	2024

	(in billions)
AUM, beginning of period	$683.4	$668.3
Net cash flow	(4.6)	(0.9)
Market performance	3.8	20.6
Other	(0.7)	(0.1)
Operations disposed (1)	(0.8)	—
Effect of exchange rates	8.2	(7.6)
AUM, end of period	$689.3	$680.3

(1)Includes the divestment of Origin Asset Management.

Principal Asset Management Segment Summary Financial Data

The following table presents certain summary financial data relating to the Principal Asset Management segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2025	2024	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$1.7	$2.0	$(0.3)
Fees and other revenues	518.4	502.9	15.5
Net investment income	166.7	150.4	16.3
Total operating revenues	686.8	655.3	31.5
Expenses:
Benefits, claims and settlement expenses	90.6	74.5	16.1
Liability for future policy benefits remeasurement loss	0.5	—	0.5
Operating expenses	403.4	391.7	11.7
Total expenses	494.5	466.2	28.3

Pre-tax operating earnings attributable to noncontrolling interest	4.8	2.0	2.8
Pre-tax operating earnings	$187.5	$187.1	$0.4

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Pre-Tax Operating Earnings

Pre-tax operating earnings increased in our International Pension operations primarily due to $4.8 million of lower expenses in Asia. Pre-tax operating earnings decreased in our Investment Management operations due to a $19.7 million increase in variable compensation expense and a $2.4 million decrease in borrower fees revenue related to lower production in 2025. These decreases were partially offset by $18.5 million higher management fee revenue as a result of increased average AUM.

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

The following table presents the Benefits and Protection segment premium and fees for the periods indicated:

	For the three months ended March 31,
			Increase
	2025	2024	(decrease)

	(in millions)
Premium and fees:
Specialty Benefits	$831.5	$801.3	$30.2
Life Insurance	235.1	234.0	1.1

The following table presents certain summary financial data relating to the Benefits and Protection segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2025	2024	(decrease)

	(in millions)
Operating revenues:
Premiums and other considerations	$947.4	$921.6	$25.8
Fees and other revenues	119.0	113.5	5.5
Net investment income	147.8	150.8	(3.0)
Total operating revenues	1,214.2	1,185.9	28.3
Expenses:
Benefits, claims and settlement expenses	699.3	681.9	17.4
Dividends to policyholders	19.1	29.3	(10.2)
Liability for future policy benefits remeasurement (gain) loss	(0.4)	6.3	(6.7)
Operating expenses	376.7	356.6	20.1
Total expenses	1,094.7	1,074.1	20.6

Pre-tax operating earnings	$119.5	$111.8	$7.7

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Pre-Tax Operating Earnings

Pre-tax operating earnings in our Specialty Benefits business increased $4.2 million primarily due to growth in the business. Pre-tax operating earnings in our Life Insurance business increased $12.9 million due to a change in the policyholder dividend obligation and $6.6 million due to higher yields on invested assets. These increases were offset by a $13.9 million impact from unfavorable claims experience.

Operating Revenues

Premium and fees increased primarily due to growth in our Specialty Benefits business.

Net investment income in our Specialty Benefits business increased $2.9 million due to higher yields on invested assets and $2.5 million due to growth in invested assets. Net investment income in our Life Insurance business decreased $16.1 million from mark-to-market changes on options associated with our indexed universal life insurance, partially offset by a $6.6 million increase due to higher yields on invested assets.

Total Expenses

Benefits, claims and settlement expenses in our Specialty Benefits business increased $18.3 million from growth in the business. Benefits, claims and settlement expenses in our Life Insurance business decreased $16.8 million from changes in reserves and interest credited associated with our indexed universal life business, partially offset by a $13.9 million increase from unfavorable claims experience.

Dividends to policyholders in our Life Insurance business decreased $12.9 million due to a change in the policyholder dividend obligation, partially offset by a $2.6 million increase due to higher dividends on our Closed Block business.

Operating expenses increased primarily due to higher net commissions in our Specialty Benefits business.

Corporate Segment

Corporate Segment Summary Financial Data

The following table presents certain summary financial data relating to the Corporate segment for the periods indicated:

	For the three months ended March 31,
			Increase
	2025	2024	(decrease)

	(in millions)
Operating revenues:
Total operating revenues	$37.1	$31.1	$6.0
Expenses:
Total expenses	143.9	119.7	24.2

Pre-tax operating earnings (losses) attributable to noncontrolling interest	(1.2)	0.3	(1.5)
Pre-tax operating losses	$(105.6)	$(88.9)	$(16.7)

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Pre-Tax Operating Losses

Pre-tax operating losses increased primarily due to $10.4 million lower net investment income largely resulting from mark-to-market losses on investments in 2025 relative to mark-to-market gains in 2024 and an $8.4 million increase in compensation costs.

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

We also manage liquidity risk by limiting the sales of liabilities with features such as puts or other options that can be exercised at inopportune times. For example, as of March 31, 2025, approximately $14.6 billion, or 99%, of our institutional guaranteed investment contracts and funding agreements cannot be redeemed by contractholders prior to maturity. Our individual annuity liabilities also contain surrender charges and other provisions limiting early surrenders.

The following table summarizes the withdrawal characteristics of our domestic general account investment contracts as of March 31, 2025.

	Contractholder funds,
	net of reinsurance	Percentage
	(in millions)
Not subject to discretionary withdrawal	$15,500.9	53.4%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges	6,714.3	23.2
Market value adjustments	6,777.2	23.4
Subject to discretionary withdrawal without adjustments	0.7	—
Total domestic investment contracts	$28,993.1	100.0%

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

We had the following short-term credit financing structures available with various financial institutions as of March 31, 2025:

				Amount
Obligor/Applicant	Financing structure	Maturity	Capacity	outstanding (3)

			(in millions)
Principal Life (1)	Credit facility	October 2027	$800.0	$—
Principal Compañía de Seguros de Vida Chile S.A. (2)	Unsecured lines of credit		83.6	26.0
Principal International de Chile S.A. (2)	Unsecured lines of credit		23.7	2.9
Total			$907.3	$28.9
(1)	The credit facility is supported by sixteen banks.
(2)	The unsecured lines of credit can be used for repurchase agreements or other borrowings. Each line has a maturity of less than one year.
(3)	The amount outstanding is reported in short-term debt on the consolidated statements of financial position.

The revolving credit facility is committed and available for general corporate purposes. The credit facility also provides 100% back-stop support for our commercial paper program, of which we had no outstanding balances as of March 31, 2025 and December 31, 2024. Most of the banks supporting the credit facility have other relationships with us. Due to the financial strength and the strong relationships we have with these providers, we are comfortable we have very low risk the financial institutions would be unable or unwilling to fund this facility.

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

Total stockholder dividends paid by Principal Life to its parent for the three months ended March 31, 2025, were $350.0 million, all of which was extraordinary and approved by the Commissioner. As of March 31, 2025, we had $1,599.4 million of cash and liquid assets held in our holding companies and other subsidiaries, which is available for corporate purposes. Corporate balances held in foreign holding companies meet the indefinite reinvestment exception.

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

Net cash provided by operating activities was $977.3 million and $584.2 million for the three months ended March 31, 2025 and 2024, respectively. Our insurance business typically generates positive cash flows from operating activities, as premiums collected from our insurance products and investment income received exceed acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and benefits and expenses paid. The increase in cash provided by operating activities in 2025 compared to 2024 was primarily due to fluctuations in receivables and payables associated with the timing of settlements.

Net cash used in investing activities was $952.7 million and $1,343.2 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in cash used in investing activities was primarily due to higher net sales of mortgage loans in 2025 as compared to 2024.

Net cash used in financing activities was $360.8 million for the three months ended March 31, 2025, compared to net cash provided by financing activities of $219.7 million for the three months ended March 31, 2024. The increase in cash used in financing activities was due to lower net investment contract deposits in 2025 as compared to 2024 and a net decrease in banking operation deposits in 2025 as compared to an increase in 2024.

Guarantors and Issuers of Guaranteed Securities. PFG has issued certain notes pursuant to transactions registered under the Securities Act of 1933. Such notes include all currently outstanding senior notes (the “registered notes”). For additional information on the senior notes, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 13, Debt” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

	March 31, 2025	December 31, 2024

	(in millions)
Summary Statements of Financial Position Information:
Total investments	$654.2	$640.6
Cash and cash equivalents	439.4	357.3
Goodwill	618.5	618.5
Other intangibles	384.2	391.2
Other assets	329.9	313.3
Due from non-obligor subsidiaries	323.3	42.8
Total assets	2,753.1	2,367.3
Long-term debt	4,318.4	3,930.6
Other liabilities	392.1	351.2
Due to non-obligor subsidiaries	685.4	732.2
Total liabilities	5,519.8	5,135.8

	For the three months ended	For the year ended
	March 31, 2025	December 31, 2024

	(in millions)
Summary Statements of Operations Information:
Total revenues	$11.5	$130.6
Total expenses	135.0	497.1
Net loss	(95.3)	(300.6)

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

Short-Term Debt. The components of short-term debt were as follows:

	March 31, 2025	December 31, 2024

	(in millions)
Revolving line of credit	$—	$119.0
Other recourse short-term debt	28.9	33.7
Total short-term debt	$28.9	$152.7

The short-term credit facilities are used for general corporate purposes and borrowings outstanding can fluctuate as part of working capital management.

Long-Term Debt. On March 14, 2025, we exercised our rights in full under the 2028 P-Caps to issue senior notes in exchange for Eligible Assets. For long-term debt information, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 12, Long-Term Debt.”

Contingent Funding Agreements for Senior Debt Issuance. On March 6, 2025, we entered into a contingent funding agreement that gives us the right at any time over a thirty-year period to issue up to $500.0 million of senior notes.

In March 2018, we entered into two contingent funding agreements that give us the right at any time over a ten-year or thirty-year period to issue up to $400.0 million or $350.0 million, respectively, of senior notes. In March 2025, we exercised our right to issue $400.0 million of senior notes under one of the agreements.

For information on the contingent funding agreements, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 12, Long-Term Debt.” under the caption “Contingent Funding Agreements for Senior Debt Issuance.”

Stockholders’ Equity. The following table summarizes our return of capital to common stockholders.

	For the three months ended	For the year ended
	March 31, 2025	December 31, 2024

	(in millions)
Dividends to stockholders	$169.0	$658.4
Repurchase of common stock (1)	241.3	1,042.4
Total cash returned to common stockholders	$410.3	$1,700.8
(1)	Includes common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.

In February 2024, our Board authorized a share repurchase program of up to $1.5 billion of our outstanding common stock, which has no expiration date. In February 2025, our Board authorized a share repurchase program of up to $1.5 billion of our outstanding common stock, which has no expiration date. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds,” for information about our share repurchase authorizations. For additional stockholders’ equity information, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 16, Stockholders’ Equity.”

Capitalization

The following table summarizes our capital structure:

	March 31, 2025	December 31, 2024

	($ in millions)
Debt:
Short-term debt	$28.9	$152.7
Long-term debt	4,321.3	3,955.3
Total debt	4,350.2	4,108.0

Total stockholders’ equity attributable to PFG	11,216.8	11,086.4
Total capitalization	$15,567.0	$15,194.4
Debt to equity	39%	37%
Debt to capitalization	28%	27%

Contractual Obligations and Contractual Commitments

As of March 31, 2025, we had no unique material cash requirements from known contractual and other obligations.

Off-Balance Sheet Arrangements

Variable Interest Entities. We have relationships with various types of special purpose entities and other entities where we have a variable interest as described in Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 3, Variable Interest Entities.” We have made commitments to fund certain limited partnerships, some of which are classified as unconsolidated variable interest entities.

Guarantees and Indemnifications. As of March 31, 2025, no significant changes to guarantees and indemnifications have occurred since December 31, 2024. For guarantee and indemnification information, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 15, Contingencies, Guarantees and Indemnifications” under the caption, “Guarantees and Indemnifications.”

Financial Strength and Credit Ratings

Our ratings are influenced by the relative ratings of our peers/competitors as well as many other factors including our operating and financial performance, capital levels, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage and other factors.

We have had no significant changes or actions in ratings and rating outlooks that have occurred from January 1, 2025, through the date of this filing.

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

Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The fair value hierarchy gives the highest priority (Level 1) to unadjusted quoted prices in active markets for identical assets or liabilities and gives the lowest priority (Level 3) to unobservable inputs. The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety considering factors specific to the asset or liability. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 17, Fair Value Measurements” for further details, including a reconciliation of changes in Level 3 fair value measurements.

As of March 31, 2025, 46% of our net assets (liabilities) were Level 1, 51% were Level 2 and 3% were Level 3. Excluding separate account assets as of March 31, 2025, 4% of our net assets (liabilities) were Level 1, 87% were Level 2 and 9% were Level 3.

As of December 31, 2024, 47% of our net assets (liabilities) were Level 1, 50% were Level 2 and 3% were Level 3. Excluding separate account assets as of December 31, 2024, 4% of our net assets (liabilities) were Level 1, 87% were Level 2 and 9% were Level 3.

Changes in Level 3 Fair Value Measurements

Net assets (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2025, were $7,736.7 million as compared to $8,046.3 million as of December 31, 2024. The decrease was primarily related to a decrease in the funds withheld payable embedded derivative net asset.

Investments

We had total consolidated assets as of March 31, 2025, of $313,003.3 million, of which $105,294.6 million were invested assets. A portion of our invested assets represent funds withheld backing reserves as part of coinsurance with funds withheld reinsurance agreements. The funds withheld assets and associated net investment income and net realized capital gains (losses) are not included in the discussions below as the investment risk is passed to the reinsurer. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 11, Reinsurance” for more information on the funds withheld assets. The rest of our total consolidated assets are comprised primarily of separate account assets for which we do not bear investment risk; therefore, the discussion and financial information below does not include such assets.

Overall Composition of Invested Assets

Invested assets as of March 31, 2025, were predominantly high quality and broadly diversified across asset class, individual credit, industry and geographic location. Asset allocation is determined based on cash flow and the risk/return requirements of our products. As shown in the following table, the major categories of invested assets are fixed maturities and mortgage loans.

	March 31, 2025
	Investments
	excluding	Funds
	funds withheld	withheld	Total

	(in millions)
Fixed maturities	$57,252.3	$13,781.6	$71,033.9
Equity securities	2,428.6	0.3	2,428.9
Mortgage loans	18,134.7	2,125.9	20,260.6
Real estate	2,480.1	—	2,480.1
Policy loans	875.7	—	875.7
Other investments	6,959.0	1,256.4	8,215.4
Total invested assets	88,130.4	17,164.2	105,294.6
Cash and cash equivalents	2,738.7	1,137.0	3,875.7
Total invested assets and cash	$90,869.1	$18,301.2	$109,170.3

	December 31, 2024
	Investments
	excluding	Funds
	funds withheld	withheld	Total

	(in millions)
Fixed maturities	$55,455.3	$13,819.0	$69,274.3
Equity securities	2,294.7	0.3	2,295.0
Mortgage loans	18,271.8	2,212.4	20,484.2
Real estate	2,464.5	—	2,464.5
Policy loans	867.5	—	867.5
Other investments	6,847.5	1,142.8	7,990.3
Total invested assets	86,201.3	17,174.5	103,375.8
Cash and cash equivalents	3,131.8	1,080.1	4,211.9
Total invested assets and cash	$89,333.1	$18,254.6	$107,587.7

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

	For the three months ended March 31,
	2025		2024		Increase (decrease)
	Yield	Amount	Yield	Amount	Yield	Amount

	($ in millions)
Fixed maturities	5.1%	$760.3	4.7%	$640.3	0.4%	$120.0
Equity securities	6.8	40.0	8.9	32.9	(2.1)	7.1
Mortgage loans – commercial	4.5	161.6	4.2	148.6	0.3	13.0
Mortgage loans – residential	6.2	57.5	5.0	46.0	1.2	11.5
Real estate	6.8	41.9	7.3	43.1	(0.5)	(1.2)
Policy loans	5.2	11.3	5.3	10.8	(0.1)	0.5
Cash and cash equivalents	6.9	50.9	8.1	74.2	(1.2)	(23.3)
Other investments	6.0	104.3	8.6	138.6	(2.6)	(34.3)
Total	5.3	1,227.8	5.2	1,134.5	0.1	93.3
Investment expenses	(0.3)	(62.1)	(0.3)	(62.3)	—	0.2
Net investment income	5.0%	$1,165.7	4.9%	$1,072.2	0.1%	$93.5

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Net investment income increased primarily due to higher average invested assets and yields in fixed maturities for our U.S. operations. These increases were partially offset by lower income in other investments, particularly related to hedge funds for our U.S. operations.

Net Realized Capital Gains (Losses)

The following table presents the contributors to net realized capital gains and losses for the periods indicated. The amounts below do not include net realized capital gains (losses) on funds withheld assets that are not passed to the reinsurer, which are separately reported on the consolidated statements of operations.

	For the three months ended March 31,
			Increase
	2025	2024	(decrease)

	(in millions)
Fixed maturities, available-for-sale – credit losses, including credit sales (1)	$(5.0)	$(8.1)	$3.1
Commercial mortgage loans – credit gains (losses)	0.6	(14.4)	15.0
Other – credit losses	(1.1)	(2.0)	0.9
Fixed maturities, available-for-sale and trading – noncredit	(31.3)	(3.6)	(27.7)
Derivatives and related hedge activities	27.5	(38.3)	65.8
Other gains (losses)	(107.8)	65.5	(173.3)
Net realized capital losses (2)	$(117.1)	$(0.9)	$(116.2)
(1)	Includes credit sales, adjustments to the credit loss valuation allowance, write-offs and recoveries on available-for-sale securities.
(2)	Net realized capital gains (losses) can be volatile due to credit losses from invested assets, mark-to-market adjustments of certain invested assets and our decision to sell invested assets.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Net realized capital losses increased primarily due to a held-for-sale write-down of an intangible asset in 2025, increased non-credit losses on available-for-sale fixed maturities and increased losses on non-hedged interest rate derivatives due to changes in interest rates. These increases were partially offset by gains versus losses on currency derivatives, increased gains on GMWB/RILA activities and gains versus losses on commercial mortgage loan reserve changes.

U.S. Investment Operations

In the following sections, we provide details about U.S. Investment Operations, excluding investments held as part of coinsurance with funds withheld agreements. We believe the details of the composition of our investment portfolio excluding the funds withheld are most relevant to an understanding of our operations that are pertinent to investors because all funds withheld assets support obligations and liabilities relating to reinsurance agreements. Guidelines are in place to ensure the investment risk associated with these fund withheld assets are appropriately managed. See Note 11, Reinsurance, for further information on the funds withheld assets.

Of our invested assets, $81,720.7 million were held by our U.S. operations as of March 31, 2025. Our U.S. invested assets are managed primarily by Principal Asset Management–Investment Management. Our Investment Committee, appointed by our Board, is responsible for establishing investment policies and monitoring risk limits and tolerances. Our primary investment objective is to maximize after-tax returns consistent with acceptable risk parameters. We seek to protect customers’ benefits by optimizing the risk/return relationship on an ongoing basis, through asset/liability matching, reducing credit risk, avoiding high levels of investments that may be redeemed by the issuer, maintaining sufficiently liquid investments and avoiding undue asset concentrations through diversification. We are exposed to two primary sources of investment risk:

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

We purchase credit default swaps to hedge certain credit exposures in our investment portfolio. We economically hedged credit exposure in our portfolio by purchasing credit default swaps with a notional amount of $155.0 million as of both March 31, 2025 and December 31, 2024. We sell credit default swaps and total return swaps to offer credit protection to investors when entering into synthetic replicating transactions. When selling credit protection, if there is an event of default by the referenced name, we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. When selling total return swaps, if there is an event of default by the referenced name, we are obligated to compensate the protection buyer for any decline in the price of the referenced security. For further information on credit derivatives sold, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 5, Derivative Financial Instruments” under the caption, “Credit Derivatives Sold.”

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

We manage our exposure on a net basis, whereby we net positive and negative exposures for each counterparty with agreements in place. For further information on derivative exposure, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 4, Investments” under the caption, “Balance Sheet Offsetting.”

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

	Weighted average loan-to-value ratio		Debt service coverage ratio
	March 31, 2025	December 31, 2024	March 31, 2025		December 31, 2024
New mortgages	47%	53%	1.4	x	1.7	x
Entire mortgage portfolio	50%	50%	2.3	x	2.3	x

We also seek to manage call or prepayment risk arising from changes in interest rates. We assess and price for call or prepayment risks in all of our investments and monitor these risks in accordance with asset/liability management policies.

The amortized cost and weighted average yield, calculated using amortized cost, of non-structured fixed maturity securities that will be callable at the option of the issuer, excluding securities with a make-whole provision, were $2,344.8 million and 4.3%, respectively, as of March 31, 2025, and $2,091.5 million and 4.0%, respectively, as of December 31, 2024. In addition, the amortized cost and weighted average yield of RMBS, residential collateralized mortgage obligations, and asset-backed securities - home equity with material prepayment risk were $8,637.1 million and 4.2%, respectively, as of March 31, 2025, and $8,401.9 million and 4.1%, respectively, as of December 31, 2024.

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

Overall Composition of U.S. Invested Assets

As shown in the following table, the major categories of U.S. invested assets are fixed maturities and mortgage loans.

	March 31, 2025		December 31, 2024
	Carrying amount	% of total	Carrying amount	% of total

	($ in millions)
Fixed maturities	$54,626.9	67%	$52,960.3	66%
Equity securities	1,663.7	2	1,547.6	2
Mortgage loans	17,225.8	21	17,404.6	22
Real estate	2,479.0	3	2,463.7	3
Policy loans	860.0	1	852.5	1
Other investments	4,865.3	6	4,844.7	6
Total invested assets	81,720.7	100%	80,073.4	100%
Cash and cash equivalents	2,508.8		2,882.9
Total invested assets and cash	$84,229.5		$82,956.3

Fixed Maturities

Fixed maturities include bonds, ABS, redeemable preferred stock and certain non-redeemable preferred securities that were diversified by category of issuer, as shown in the following table for the periods indicated.

	March 31, 2025		December 31, 2024
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total

	($ in millions)
U.S. government and agencies	$1,108.4	2%	$1,102.6	2%
Non-U.S. governments	389.7	1	393.0	1
States and political subdivisions	4,941.7	9	4,836.3	9
Corporate - public	13,638.9	25	13,405.7	25
Corporate - private	13,862.2	25	13,193.4	25
Residential mortgage-backed pass-through securities	3,762.8	7	3,673.6	7
Commercial mortgage-backed securities	4,530.7	8	4,446.8	8
Residential collateralized mortgage obligations	4,329.3	8	4,043.3	8
Asset-backed securities	8,063.2	15	7,865.6	15
Total fixed maturities	$54,626.9	100%	$52,960.3	100%

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

The international exposure held in our U.S. operation’s fixed maturities portfolio was 14% of total fixed maturities as of both March 31, 2025 and December 31, 2024. It is comprised of corporate and foreign government fixed maturities.

	March 31, 2025	December 31, 2024

	(in millions)
European Union	$2,220.0	$2,227.9
Australia/New Zealand	1,527.5	1,508.6
United Kingdom	1,473.5	1,330.5
Latin America	1,033.3	1,031.4
Asia-Pacific	506.4	490.7
Middle East and Africa	494.3	490.7
Europe, non-European Union	316.0	320.5
Other	301.2	205.4
Total	$7,872.2	$7,605.7

International fixed maturities exposure is determined by the country of risk of the obligor entity. All international fixed maturities held by our U.S. operations are either denominated in U.S. dollars or have been swapped into U.S. dollar equivalents. Our international investments are analyzed internally by country and industry credit investment professionals. We control concentrations using issuer and country level exposure benchmarks, which are based on the credit quality of the issuer and the country. Our investment policy limits total international fixed maturities investments and we are within those internal limits. Exposure to Canada is not included in our international exposure. As of March 31, 2025 and December 31, 2024, our investments in Canada totaled $969.5 million and $966.1 million, respectively.

Fixed Maturities Credit Concentrations. One aspect of managing credit risk is through industry, issuer and asset class diversification. Our credit concentrations are managed to established limits. The top 10 exposures comprised 5.4% of single-name credit fixed maturity exposures as of both March 31, 2025 and December 31, 2024.

Fixed Maturities Valuation and Credit Quality. Valuation techniques for the fixed maturities portfolio vary by security type and the availability of market data. The use of different pricing techniques and their assumptions could produce different financial results. See Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 17, Fair Value Measurements” for further details regarding our pricing methodology. Once prices are determined, they are reviewed by pricing analysts for reasonableness based on asset class and observable market data. Investment analysts who are familiar with specific securities review prices for reasonableness through direct interaction with external sources, review of recent trade activity or use of internal models. All fixed maturities placed on the “watch list” are periodically analyzed by investment analysts. These analysts periodically meet with the Chief Investment Officer and the Portfolio Managers to determine reasonableness of the analysts’ prices. The valuation of bonds for which a credit loss exists and there is no quoted price is typically based on relative value analysis and the present value of the future cash flows expected to be received. Although we believe these values reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other market factors involve qualitative and unobservable inputs.

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

	March 31, 2025			December 31, 2024
			Percent of			Percent of
	Amortized	Carrying	carrying	Amortized	Carrying	carrying
NAIC designation	cost	amount	amount	cost	amount	amount

	($ in millions)
1	$39,116.6	$36,688.9	67%	$38,458.6	$35,638.3	67%
2	15,818.9	15,043.6	27	15,418.8	14,515.9	27
3	2,566.0	2,496.6	5	2,459.0	2,389.5	5
4	293.2	283.4	1	369.1	338.5	1
5	121.4	104.7	—	84.1	68.5	—
6	12.9	9.7	—	12.6	9.6	—
Unallocated portfolio layer method basis adjustment (1)	(37.5)	—	—	(55.7)	—	—
Total fixed maturities	$57,891.5	$54,626.9	100%	$56,746.5	$52,960.3	100%

(1)Amounts represent unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method.

Fixed maturities included 59 securities with an amortized cost of $785.8 million, gross gains of $7.9 million, gross losses of $6.5 million, valuation allowance of $0.0 million and a carrying amount of $787.2 million as of March 31, 2025, that were still pending a review and assignment of a designation by the SVO or NRSRO ratings to be assigned. Due to the timing of when fixed maturities are purchased, legal documents are filed and the review by the SVO is completed, or NRSRO ratings that have expired or been withdrawn, we will always have securities in our portfolio that are unrated over a reporting period. In these instances, an equivalent designation is assigned based on our fixed income analyst’s assessment.

Commercial Mortgage-Backed Securities. As of March 31, 2025, based on amortized cost, 96% of our CMBS portfolio had an NAIC designation of 1.

The following table presents our exposure by credit quality based on NAIC designations for our CMBS portfolio as of the periods indicated.

	March 31, 2025		December 31, 2024
	Amortized	Carrying	Amortized	Carrying
NAIC designation	cost	amount	cost	amount

	(in millions)
1	$4,655.2	$4,369.3	$4,621.8	$4,288.7
2	123.1	105.0	129.0	107.8
3	54.4	46.1	53.6	44.2
4	14.5	10.1	9.5	5.8
5	—	—	—	—
6	0.6	0.2	0.6	0.3
Total (1)	$4,847.8	$4,530.7	$4,814.5	$4,446.8
(1)	Amortized cost amounts of our CMBS portfolio exclude unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method. The CMBS portfolio included agency CMBS with a $596.5 million amortized cost and a $575.7 million carrying amount as of March 31, 2025, and a $616.1 million amortized cost and a $589.9 million carrying amount as of December 31, 2024.

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

	March 31, 2025	December 31, 2024

	($ in millions)
Total fixed maturities	$54,626.9	$52,960.3
Problem fixed maturities (1)	$92.7	$76.5
Potential problem fixed maturities	67.9	88.3
Total problem, potential problem and restructured fixed maturities	$160.6	$164.8
Total problem, potential problem and restructured fixed maturities as a percent of total fixed maturities	0.29%	0.31%
(1)	The problem fixed maturities carrying amount is net of the credit loss valuation allowance.

Fixed Maturities Credit Losses. Each reporting period, a group of individuals including the Chief Investment Officer, our Portfolio Managers, the assigned analysts and representatives from Investment Accounting review all securities to determine whether a credit loss exists. The analysis focuses on each issuer’s ability to service its debts in a timely fashion. Formal documentation of the analysis and our decision is prepared and approved by management. For additional details regarding our process to identify and evaluate securities with credit losses, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 4, Investments” under the caption, “Allowance for Credit Loss.”

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

The net realized loss relating to the change in the allowance for credit loss and credit related sales of fixed maturities was $5.0 million and $8.1 million for the three months ended March 31, 2025 and 2024, respectively.

Fixed Maturities Available-For-Sale

The following tables present our fixed maturities available-for-sale by industry category, as of the periods indicated.

	March 31, 2025
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount

	(in millions)
Finance — Banking	$1,775.0	$10.3	$118.7	$—	$1,666.6
Finance — Brokerage	930.5	8.0	88.8	—	849.7
Finance — Finance Companies	320.3	3.7	20.6	—	303.4
Finance — Financial Other	1,581.4	23.2	95.1	—	1,509.5
Finance — Insurance	2,019.2	30.9	161.8	—	1,888.3
Finance — Real estate investment trusts (“REITs”)	1,731.4	5.4	143.2	—	1,593.6
Industrial — Basic Industry	1,340.8	22.4	79.2	—	1,284.0
Industrial — Capital Goods	1,526.7	20.1	104.5	—	1,442.3
Industrial — Communications	2,393.1	56.0	154.5	—	2,294.6
Industrial — Consumer Cyclical	983.9	8.4	70.9	—	921.4
Industrial — Consumer Non-Cyclical	3,193.0	19.1	210.3	—	3,001.8
Industrial — Energy	2,142.7	58.9	115.8	—	2,085.8
Industrial — Other	969.7	21.3	24.1	—	966.9
Industrial — Technology	1,374.1	13.2	125.8	—	1,261.5
Industrial — Transportation	2,283.8	30.1	136.0	—	2,177.9
Utility — Electric	3,229.8	28.6	303.4	—	2,955.0
Utility — Natural Gas	443.3	4.2	53.4	—	394.1
Utility — Other	300.5	0.8	36.4	4.3	260.6
Government guaranteed	167.7	8.9	16.7	—	159.9
Total corporate securities	28,706.9	373.5	2,059.2	4.3	27,016.9

Residential mortgage-backed pass-through securities	3,895.8	21.9	163.8	—	3,753.9
Commercial mortgage-backed securities	4,779.4	6.2	323.3	—	4,462.3
Residential collateralized mortgage obligations	4,579.6	25.7	365.1	0.2	4,240.0
Asset-backed securities — Home equity (1)	54.9	2.8	3.0	—	54.7
Asset-backed securities — All other	2,636.5	24.7	26.5	—	2,634.7
Collateralized debt obligations — Credit	16.5	—	3.9	—	12.6
Collateralized debt obligations — Loans	5,092.4	16.1	1.6	—	5,106.9
Total mortgage-backed and other asset-backed securities	21,055.1	97.4	887.2	0.2	20,265.1

U.S. government and agencies	1,154.9	9.7	56.7	—	1,107.9
States and political subdivisions	5,680.6	14.3	754.2	—	4,940.7
Non-U.S. governments	423.9	15.7	50.9	—	388.7
Total fixed maturities, available-for-sale excluding portfolio layer method basis adjustment	57,021.4	510.6	3,808.2	4.5	53,719.3
Unallocated portfolio layer method basis adjustment	(37.5)	37.5	—	—	—
Total fixed maturities, available-for-sale	$56,983.9	$548.1	$3,808.2	$4.5	$53,719.3
(1)	This exposure is all related to sub-prime mortgage loans.

	December 31, 2024
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount

	(in millions)
Finance — Banking	$1,814.7	$7.2	$133.8	$—	$1,688.1
Finance — Brokerage	875.2	8.7	85.8	—	798.1
Finance — Finance Companies	325.2	3.0	21.5	—	306.7
Finance — Financial Other	1,542.7	13.2	108.6	—	1,447.3
Finance — Insurance	1,967.1	22.9	172.7	—	1,817.3
Finance — REITs	1,809.7	10.7	158.4	—	1,662.0
Industrial — Basic Industry	1,349.6	16.9	88.7	—	1,277.8
Industrial — Capital Goods	1,430.9	18.4	113.9	—	1,335.4
Industrial — Communications	2,304.4	49.2	169.9	—	2,183.7
Industrial — Consumer Cyclical	934.7	4.6	69.3	—	870.0
Industrial — Consumer Non-Cyclical	3,081.7	17.9	228.7	11.9	2,859.0
Industrial — Energy	2,077.1	51.7	129.1	—	1,999.7
Industrial — Other	914.5	22.4	28.5	—	908.4
Industrial — Technology	1,393.0	11.8	135.9	—	1,268.9
Industrial — Transportation	2,226.8	32.7	143.0	—	2,116.5
Utility — Electric	3,173.7	20.5	325.9	—	2,868.3
Utility — Natural Gas	449.3	3.0	56.9	—	395.4
Utility — Other	247.8	2.2	37.0	4.2	208.8
Government guaranteed	167.8	7.9	17.0	—	158.7
Total corporate securities	28,085.9	324.9	2,224.6	16.1	26,170.1

Residential mortgage-backed pass-through securities	3,870.1	8.7	214.2	—	3,664.6
Commercial mortgage-backed securities	4,770.3	2.8	370.5	—	4,402.6
Residential collateralized mortgage obligations	4,432.7	16.5	430.0	0.2	4,019.0
Asset-backed securities — Home equity (1)	56.7	2.4	3.8	—	55.3
Asset-backed securities — All other	2,696.3	18.9	37.4	—	2,677.8
Collateralized debt obligations — Credit	16.5	—	4.8	—	11.7
Collateralized debt obligations — Loans	4,958.7	23.3	0.6	—	4,981.4
Total mortgage-backed and other asset-backed securities	20,801.3	72.6	1,061.3	0.2	19,812.4

U.S. government and agencies	1,197.6	0.2	95.2	—	1,102.6
States and political subdivisions	5,634.2	10.3	809.2	—	4,835.3
Non-U.S. governments	435.4	12.6	55.9	—	392.1
Total fixed maturities, available-for-sale excluding portfolio layer method basis adjustment	56,154.4	420.6	4,246.2	16.3	52,312.5
Unallocated portfolio layer method basis adjustment	(55.7)	55.7	—	—	—
Total fixed maturities, available-for-sale	$56,098.7	$476.3	$4,246.2	$16.3	$52,312.5
(1)	This exposure is all related to sub-prime mortgage loans.

Of the $3,808.2 million in gross unrealized losses as of March 31, 2025, $4.9 million in losses were attributed to securities scheduled to mature in one year or less, $197.9 million attributed to securities scheduled to mature between one to five years, $466.1 million attributed to securities scheduled to mature between five to ten years, $2,252.1 million attributed to securities scheduled to mature after ten years and $887.2 million related to mortgage-backed and other ABS that are not classified by maturity year. As of March 31, 2025, we were in a $3,260.1 million net unrealized loss position as compared to a $3,769.9 million net unrealized loss position as of December 31, 2024. The $509.8 million decrease in net unrealized losses for the three months ended March 31, 2025, can be attributed to a decrease in interest rates, which was partially offset by a widening of credit spreads.

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

The following table presents our fixed maturities available-for-sale by investment grade and below investment grade as of the periods indicated.

	March 31, 2025					December 31, 2024
		Gross	Gross	Allowance			Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Carrying	Amortized	unrealized	unrealized	for credit	Carrying
	cost	gains	losses	loss	amount	cost	gains	losses	loss	amount

	(in millions)
Investment grade:
Public	$41,025.2	$297.0	$2,927.5	$0.1	$38,394.6	$40,829.3	$223.4	$3,319.7	$0.1	$37,732.9
Private	13,306.2	192.7	765.1	—	12,733.8	12,665.7	177.5	804.3	—	12,038.9
Below investment grade:
Public	1,046.5	7.7	89.9	0.1	964.2	1,047.1	6.5	102.4	0.1	951.1
Private	1,643.5	13.2	25.7	4.3	1,626.7	1,612.3	13.2	19.8	16.1	1,589.6
Total fixed maturities, available-for-sale (1)	$57,021.4	$510.6	$3,808.2	$4.5	$53,719.3	$56,154.4	$420.6	$4,246.2	$16.3	$52,312.5

(1)Excludes unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method.

Included in the public category carrying amount as of March 31, 2025 and December 31, 2024, were $15,852.3 million and $15,165.7 million, respectively, of securities subject to certain holding periods and resale restrictions pursuant to Rule 144A of the Securities Act of 1933.

The following tables present the fair value and the gross unrealized losses on our fixed maturities available-for-sale for which an allowance for credit loss has not been recorded by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2025 and December 31, 2024, respectively.

	March 31, 2025
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$155.3	$2.4	$409.4	$54.3	$564.7	$56.7
Non-U.S. governments	32.1	0.8	201.6	50.1	233.7	50.9
States and political subdivisions	741.9	18.4	3,604.6	735.8	4,346.5	754.2
Corporate	2,842.0	53.6	14,076.2	2,004.4	16,918.2	2,058.0
Residential mortgage-backed pass-through securities	971.4	9.1	1,212.2	154.7	2,183.6	163.8
Commercial mortgage-backed securities	502.8	4.5	3,133.9	318.9	3,636.7	323.4
Collateralized debt obligations (2)	752.8	1.6	12.6	4.0	765.4	5.6
Other debt obligations	664.8	5.3	2,788.0	388.8	3,452.8	394.1
Total fixed maturities, available-for-sale	$6,663.1	$95.7	$25,438.5	$3,711.0	$32,101.6	$3,806.7
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded. Gross unrealized losses exclude unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

	December 31, 2024
	Less than		Greater than or
	twelve months		equal to twelve months		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses

	(in millions)
Fixed maturities, available-for-sale (1):
U.S. government and agencies	$641.2	$13.7	$543.2	$82.2	$1,184.4	$95.9
Non-U.S. governments	32.9	1.3	207.0	54.5	239.9	55.8
States and political subdivisions	704.7	23.8	3,552.3	785.6	4,257.0	809.4
Corporate	3,289.0	65.7	14,243.8	2,157.9	17,532.8	2,223.6
Residential mortgage-backed pass-through securities	1,938.4	33.1	1,211.6	181.1	3,150.0	214.2
Commercial mortgage-backed securities	676.9	8.1	3,157.3	362.4	3,834.2	370.5
Collateralized debt obligations (2)	259.5	0.3	29.8	5.0	289.3	5.3
Other debt obligations	1,363.1	17.1	2,799.2	453.0	4,162.3	470.1
Total fixed maturities, available-for-sale	$8,905.7	$163.1	$25,744.2	$4,081.7	$34,649.9	$4,244.8
(1)	Fair value and gross unrealized losses are excluded for available-for-sale securities for which an allowance for credit loss has been recorded. Gross unrealized losses exclude unallocated basis adjustments related to fair value hedges utilizing the portfolio layer method.
(2)	Primarily consists of collateralized loan obligations backed by secured corporate loans.

Mortgage Loans

Mortgage loans consist of commercial mortgage loans on real estate and residential mortgage loans. For further details about residential mortgage loans, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 4, Investments” under the caption, “Financing Receivables.”

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

Our commercial mortgage loan portfolio is diversified by geography and specific collateral property type. Commercial mortgage lending in the state of California accounted for 23% and 24% of our commercial mortgage loan portfolio before valuation allowance as of March 31, 2025 and December 31, 2024, respectively. We are, therefore, exposed to potential losses resulting from the risk of catastrophes, including but not limited to earthquakes, fires, drought, extreme heat, flooding, and tsunamis, that may affect the region. For the years ended March 31, 2025 and December 31, 2024, we did not experience any material losses due to the aforementioned catastrophe risks.

The typical borrower in our commercial mortgage loan portfolio is a single purpose entity or single asset entity. As of March 31, 2025 and December 31, 2024, the total number of commercial mortgage loans outstanding were 608 and 620, of which 36% and 35% were for loans with principal balances less than $10.0 million as of March 31, 2025 and December 31, 2024, respectively. The average loan size of our commercial mortgage portfolio was $23.1 million and $23.2 million as of March 31, 2025 and December 31, 2024, respectively.

Commercial Mortgage Loan Credit Monitoring. For further details on monitoring and management of our commercial mortgage loan portfolio, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 4, Investments” under the caption, “Financing Receivables Credit Monitoring.”

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

We had two delinquent problem commercial mortgage loans with a carrying amount of $20.5 million for which we had a valuation allowance of $18.8 million as of March 31, 2025. We also had one potential problem commercial mortgage loan with a carrying amount of $65.5 million for which we had a valuation allowance of $28.0 million and one restructured problem commercial mortgage loan with a carrying amount of $34.1 million for which we had a valuation allowance of $34.1 million as of March 31, 2025. We had three delinquent problem commercial mortgage loans with a carrying amount of $20.6 million for which we had a valuation allowance of $18.9 million as of December 31, 2024. We also had two potential problem commercial mortgage loans with a carrying amount of $140.5 million for which we had a valuation allowance of $33.0 million and one restructured problem commercial mortgage loan with a carrying amount of $34.1 million for which we had a valuation allowance of $34.1 million as of December 31, 2024.

	March 31, 2025	December 31, 2024

	($ in millions)
Total commercial mortgage loans	$13,848.2	$14,196.0
Problem commercial mortgage loans	$1.7	$1.7
Potential problem commercial mortgage loans	37.5	107.5
Total problem, potential problem and restructured commercial mortgage loans	$39.2	$109.2
Total problem, potential problem and restructured commercial mortgage loans as a percent of total commercial mortgage loans	0.28%	0.77%

Commercial Mortgage Loan Valuation Allowance. We establish the commercial mortgage loan valuation allowance at levels considered adequate to absorb estimated expected credit losses within the portfolio. For further details on the commercial mortgage loan valuation allowance, see Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 4, Investments” under the caption, “Financing Receivables Valuation Allowance.”

Real Estate

Real estate consists primarily of commercial equity real estate. As of March 31, 2025 and December 31, 2024, the carrying amount of our equity real estate investment was $2,479.0 million and $2,463.7 million, respectively. Our commercial equity real estate is held in the form of wholly owned real estate, real estate acquired upon foreclosure of commercial mortgage loans and majority owned interests in real estate joint ventures.

Equity real estate is categorized as either “real estate held for investment” or “real estate held for sale.” The carrying value of real estate held for investment is generally adjusted for impairments whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Such impairment adjustments are recorded as net realized capital losses in our consolidated results of operations. No such impairment adjustments were recorded for the three months ended March 31, 2025 or for the year ended December 31, 2024.

Once we identify a real estate property to be sold and it is probable that it will be sold, we classify the property as held for sale. We establish a valuation allowance subject to periodic revisions, if necessary, to adjust the carrying value of the property to reflect the lower of its current carrying value or the fair value, less associated selling costs. The valuation allowance did not change for the three months ended March 31, 2025 or for the year ended December 31, 2024.

We use research, both internal and external, to recommend appropriate product and geographic allocations and changes to the equity real estate portfolio. We monitor product, geographic and industry diversification separately and together to determine the most appropriate mix.

Equity real estate is distributed across geographic regions of the country. As of March 31, 2025, our largest equity real estate portfolio concentration was in the Pacific (48%) region of the United States. By property type, our largest concentrations were in Industrial (32%) and Office (32%) as of March 31, 2025.

Other Investments

Our other investments totaled $4,865.3 million as of March 31, 2025, compared to $4,844.7 million as of December 31, 2024. Other investments include interests in unconsolidated entities, which include real estate properties owned jointly with venture partners and operated by the partners; sponsored investment funds; the cash surrender value of company owned and trust owned life insurance; derivative assets and other investments.

International Investment Operations

Of our invested assets, $6,409.7 million were held by our international operations as of March 31, 2025. Due to the regulatory constraints in each location, each company maintains its own investment policies. As shown in the following table, the major category of international invested assets is fixed maturities. The following table excludes invested assets of the separate accounts.

	March 31, 2025		December 31, 2024
	Carrying	Percent	Carrying	Percent
	amount	of total	amount	of total

	($ in millions)
Fixed maturities	$2,625.4	41%	$2,495.0	41%
Equity securities	764.9	12	747.1	12
Mortgage loans	908.9	14	867.2	14
Real estate	1.1	—	0.8	—
Policy loans	15.7	—	15.0	—
Other investments:
Direct financing leases	584.7	9	560.0	9
Investment in unconsolidated operating entities	1,084.7	17	1,048.6	17
Derivative assets and other investments	424.3	7	394.2	7
Total invested assets	6,409.7	100%	6,127.9	100%
Cash and cash equivalents	229.9		248.9
Total invested assets and cash	$6,639.6		$6,376.8

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

Guaranteed Minimum Interest Rate Exposure. The following table provides detail on the differences between the interest rates being credited to contractholders as of March 31, 2025, and the respective GMIR. Amounts for contracts without significant fee revenues such as GICs, funding agreements, retail fixed income annuities and guaranteed pension contracts are excluded. Additionally, amounts for contracts that are reinsured are also excluded. Account values are broken down by GMIR level within the Retirement and Income Solutions and Benefits and Protection segments.

	Account values (1)
		Excess of crediting rates over GMIR:
		Up to 0.50%	0.51% to 1.00%	1.01% to 2.00%	2.01% or more
	At GMIR	above GMIR	above GMIR	above GMIR	above GMIR	Total

	($ in millions)
Guaranteed minimum interest rate
Retirement and Income Solutions
Up to 1.00%	$17.1	$—	$—	$236.8	$1,273.9	$1,527.8
1.01% - 2.00%	3,409.5	—	—	1,010.1	—	4,419.6
2.01% - 3.00%	392.4	0.2	2.3	3,596.2	2,889.7	6,880.8
3.01% - 4.00%	7.6	—	—	—	—	7.6
4.01% and above	13.5	—	—	—	—	13.5
Subtotal	3,840.1	0.2	2.3	4,843.1	4,163.6	12,849.3

Benefits and Protection
Up to 1.00%	—	—	1.4	14.6	7.3	23.3
1.01% - 2.00%	—	—	—	4.0	464.8	468.8
2.01% - 3.00%	3.5	9.4	106.0	372.9	6.0	497.8
3.01% - 4.00%	1,526.6	46.2	30.4	102.2	2.4	1,707.8
4.01% and above	21.3	4.2	8.0	18.2	—	51.7
Subtotal	1,551.4	59.8	145.8	511.9	480.5	2,749.4

Total	$5,391.5	$60.0	$148.1	$5,355.0	$4,644.1	$15,598.7
Percentage of total	34.6%	0.4%	0.9%	34.3%	29.8%	100.0%
(1)	Includes only the account values, net of the account values with associated policy loans, for products with GMIRs and discretionary crediting rates, excluding amounts for contracts that are reinsured.

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

We estimate a hypothetical 100 basis point immediate, parallel increase in interest rates would reduce the net reported fair value of our financial assets and derivatives by $2,789.2 million as of March 31, 2025, compared to $2,670.8 million as of December 31, 2024. This estimate only reflects the change in fair value for financial assets and derivatives reported at fair value on our consolidated statements of financial position. Assets and liabilities not reported at fair value on our consolidated statements of financial position – including mortgage loans, liabilities relating to insurance contracts, investment contracts, debt and bank deposits – are excluded from this sensitivity analysis. We believe the excluded liability items would economically serve as a partial offset to the net interest rate risk of the financial instruments included in the sensitivity analysis. Separate account assets and liabilities are also excluded from this estimate, as any interest rate risk is borne by the holder of the separate account. Assets backing reserves as part of a coinsurance with funds withheld agreement are excluded from this estimate, as any interest rate risk is passed to the reinsurer. For more information on fair value measurements, see Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 18, Fair Value Measurements” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our net estimated potential loss in fair value as of March 31, 2025, increased $118.4 million from December 31, 2024, primarily driven by growth in the portfolio.

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

The plan fiduciaries use a Dynamic Asset Allocation strategy for our qualified defined benefit pension plan, which strategically allocates an increasing portion of the assets of the pension plan to fixed income securities as the funding status improves. The intended purpose of using the Dynamic Asset Allocation strategy is that the expected change in the value of the plan assets and the change in pension benefit obligation due to market movements are more likely to have more correlation versus a static allocation of assets between categories. For more information see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefit Plans” and Item 8. “Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 15, Employee and Agent Benefits” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

We estimate as of March 31, 2025, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would result in no material change to the net fair value of our foreign currency-denominated instruments identified above because we effectively hedge foreign currency-denominated instruments to minimize exchange rate impacts, which is consistent with our estimate as of December 31, 2024. However, fluctuations in foreign currency exchange rates do affect the translation of segment pre-tax operating earnings and equity of our international operations into our consolidated financial statements.

For our international operations, we estimate a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we were exposed would have resulted in a $277.8 million, or 7%, reduction in the total equity excluding noncontrolling interests of our international operations as of March 31, 2025, as compared to an estimated $277.0 million, or 7%, reduction as of December 31, 2024. We estimate a 10% unfavorable change in the average foreign currency exchange rates to which we were exposed through our international operations would have resulted in a $10.3 million, or 6%, reduction in segment pre-tax operating earnings of our international operations for the three months ended March 31, 2025, as compared to an estimated $9.6 million, or 5%, reduction for the three months ended March 31, 2024.

The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events, but rather as an illustration of the potential impact of such an event. These exposures will change as a result of a change in the size and mix of our foreign operations.

Use of Derivatives to Manage Foreign Currency Risk. The foreign currency risk on funding agreements and fixed maturities in our U.S. operations is mitigated by using currency swaps that swap the foreign currency interest and principal payments to our functional currency. We did not have currency swap agreements associated with foreign-denominated liabilities as of March 31, 2025 and December 31, 2024. The notional amount of our currency swap agreements associated with foreign-denominated fixed maturities was $2,829.7 million and $2,669.3 million as of March 31, 2025 and December 31, 2024, respectively.

With regard to our international operations, in order to enhance the diversification of our investment portfolios we may invest in bonds denominated in a currency that is different than the currency of our liabilities. We use foreign exchange derivatives to economically hedge the currency mismatch. Our international operations had currency swaps with a notional amount of $205.5 million and $214.5 million as of March 31, 2025 and December 31, 2024, respectively. Our international operations also utilized currency forwards with a notional amount of $680.9 million and $694.8 million as of March 31, 2025 and December 31, 2024, respectively.

We use currency forwards to hedge currency risk associated with expected cash flows in our foreign operations. We held currency forwards with a notional of $191.0 million and $179.7 million as of March 31, 2025 and December 31, 2024, respectively.

Additionally, we use currency forwards to hedge net equity investments in our foreign operations, including certain sponsored investment funds. We held currency forwards with a notional amount of $50.3 million and $50.8 million as of March 31, 2025 and December 31, 2024, respectively.

We also use currency forwards to hedge certain foreign-denominated investments in our domestic operations. We held currency forwards with a notional amount of $56.0 million and $55.9 million as of March 31, 2025 and December 31, 2024, respectively.

Equity Risk

Equity risk is the risk we will incur economic losses due to adverse fluctuations in equity markets. As of March 31, 2025 and December 31, 2024, the fair value of our equity securities was $2,428.9 million and $2,295.0 million, respectively. We estimate a 10% decline in the prices of the equity securities would result in a decline in fair value of our equity securities of $242.9 million as of March 31, 2025, as compared to a decline in fair value of our equity securities of $229.5 million as of December 31, 2024.

We are also exposed to the risk that asset-based fees decrease as a result of declines in assets under management due to changes in investment prices and the risk that asset management fees calculated by reference to performance could be lower.

We also have equity risk associated with (1) universal life contracts that credit interest to customers based on changes in an external equity index; (2) variable annuity contracts that have a GMWB rider that allows the customer to make withdrawals of a specified annual amount, either for a fixed number of years or for the lifetime of the customer, even if the account value is reduced to zero; (3) variable annuity contracts that have a GMDB that allows the death benefit to be paid, even if the account value has fallen below the GMDB amount; (4) SEC-registered annuity contracts with returns linked to an external equity index and (5) investment contracts in which the return is subject to minimum contractual guarantees. We are also subject to equity risk based upon the assets that support our employee benefit plans. For further discussion of equity risk associated with these plans, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Benefit Plans” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Separate and distinct from our equity risk associated with a decline in the equity indices, we also have equity risk associated with certain domestic alternative investments. These investments are comprised of several asset categories (including hedge funds, private equity, infrastructure and direct lending) that provide an attractive asset match to our long-dated liabilities and create diversification benefits to our fixed income investments. The risk profile of these investments is actively monitored by our Investment Committee and our corporate risk management function. Changes in the value of these investments will impact earnings. We estimate an immediate 10% decline in the value of those assets, followed by a 2% per quarter increase would reduce our annual segment pre-tax operating earnings by less than 8%. The selection of a 10% unfavorable change in the value of those assets should not be construed as a prediction of future market events, but rather as an illustration of the potential impact of such a decline in value of those assets.

Use of Derivatives to Manage Equity Risk. We economically hedge the universal life products, where the interest credited is linked to an external equity index, by purchasing options that match the product’s profile or selling options to offset existing exposures. We economically hedge certain investments using total return swaps to swap the equity risk for income enhancement. We economically hedge RILA index credit exposure using options and futures. We economically hedge the GMWB rider MRB exposure, which includes interest rate risk and equity risk, using futures, options, treasury forwards and interest rate swaps with notional amounts of $7,879.3 million and $7,678.0 million as of March 31, 2025, and December 31, 2024, respectively. The fair value of both MRBs and associated hedging instruments are sensitive to financial market conditions and the variance related to the change in fair value of these items for a given period is largely dependent on market conditions at the end of the period.

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

Our Chief Executive Officer, Deanna D. Strable-Soethout, and our Interim Chief Financial Officer, Joel M. Pitz, have reviewed and evaluated our disclosure controls and procedures as of March 31, 2025, and have concluded our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

We had no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Disclosure concerning legal proceedings can be found in Part I, Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 15, Contingencies, Guarantees and Indemnifications” under the caption, “Litigation and Regulatory Contingencies,” which is incorporated here by this reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, consideration should be given to the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. If any of those factors were to occur, they could materially adversely affect our business, financial condition or future results, and could cause actual results to differ materially from those expressed in forward-looking statements in this report. We have not had material changes with respect to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents the amount of our common share purchase activity for the periods indicated.

				Maximum dollar
			Total number of	value of shares
			shares purchased	that may yet be
	Total number of	Average	as part of publicly	purchased under
	shares	price paid	announced	the programs (in
Period	purchased (1)	per share	programs	millions) (2)
January 1, 2025 — January 31, 2025	883,214	$80.07	883,214	$715.5
February 1, 2025 — February 28, 2025	778,084	$83.13	664,501	$2,160.5
March 1, 2025 — March 31, 2025	1,227,398	$85.41	888,509	$2,085.8
Total	2,888,696		2,436,224
(1)	Includes the number of shares of common stock utilized to execute certain stock incentive awards and shares purchased as part of publicly announced programs.
(2)	In February 2024, our Board authorized a share repurchase program of up to $1.5 billion of our outstanding common stock, which has no expiration date. In February 2025, our Board authorized a share repurchase program of up to $1.5 billion of our outstanding common stock, which has no expiration date.

Item 5. Other Information

On March 13, 2025, Kenneth McCullum, Executive Vice President and Chief Risk Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale, by March 31, 2026, of up to (i) 5,130 shares of our common stock underlying stock options to the extent exercised for share purchases and (ii) the net shares received upon vesting after tax withholding from a restricted stock unit for 2,558 shares and a performance-based stock unit for a target number of 5,968 shares, plus all dividend equivalent units earned thereon.

Item 6. Exhibits

Incorporated by reference herein
Exhibit Number	Description	Form	File Date
4.1

Eleventh Supplemental Indenture (including the form of 4.111% Senior Notes due 2028), dated as of March 15, 2025, among Principal Financial Group, Inc., as issuer, Principal Financial Services, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 4.111% Senior Notes due 2028

31.1	Certification of Deanna D. Strable-Soethout
31.2	Certification of Joel M. Pitz
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Deanna D. Strable-Soethout
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Joel M. Pitz
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	The cover page from Principal Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2025 formatted in iXBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL FINANCIAL GROUP, INC.

Dated: April 30, 2025	By	/s/ Joel M. Pitz
Joel M. Pitz
Senior Vice President and Interim Chief Financial Officer

Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer